Form 10-K
period 1993-12-31
COUSINS PROPERTIES INC
filed 1994-03-30
CIK 25232

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1993    Commission file number 2-20111


                        COUSINS PROPERTIES INCORPORATED
                             A GEORGIA CORPORATION
                 I.R.S. EMPLOYER IDENTIFICATION NO. 58-086952
                            2500 WINDY RIDGE PARKWAY
                            MARIETTA, GEORGIA 30067
                            TELEPHONE:  404-955-2200

Name of exchange on which registered:  New York Stock Exchange

Securities registered pursuant                Common Stock ($1 Par Value)
to Section 12(b) of the Act:


Securities registered pursuant to Section 12(g) of the Act:         None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such
filing requirements for the past 90 days.   Yes /X/          No / /

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

         As of March 15, 1994, 27,842,415 common shares were outstanding; and the aggregate market value of the common shares of Cousins Properties Incorporated held by nonaffiliates was $353,049,081.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents have been incorporated by reference into the designated Part of this Form 10-K:

Registrant's Proxy Statement               Part III, Items 10, 11, 12 and 13
      dated March 29, 1994
Registrant's Annual Report to              Part II, Items 5, 6, 7 and 8
       Stockholders for the year
       ended December 31, 1993

                                     PART I

ITEM 1.    BUSINESS

         CORPORATE PROFILE

         Cousins Properties Incorporated (the "Registrant" or "Cousins") is a Georgia corporation, which since 1987 has elected to be taxed as a real estate investment trust ("REIT"). Cousins Real Estate Corporation ("CREC"), a taxable entity consolidated with the Registrant, owns, develops, leases, and manages a portion of the Company's real estate portfolio. Cousins/New Market Development Company, Inc. ("CNM") is a subsidiary of CREC which develops retail shopping centers. The Registrant, together with CREC, CNM and CREC's other consolidated entities, is hereafter referred to as the ("Company").

         Cousins is an Atlanta-based, fully integrated equity real estate investment trust. The Company has extensive experience in the real estate industry, including the acquisition, financing, development, management and leasing of properties. Cousins has been a public company since 1962, and its common stock trades on the New York Stock Exchange. The Company owns a portfolio of well located, high-quality retail and office developments and holds several tracts of strategically located undeveloped land. The Company's holdings are concentrated in the southeastern United States, primarily in the Atlanta area. The strategies employed to achieve the Company's investment goals include the acquisition of quality income producing properties at attractive prices; the development of properties which are substantially precommitted to quality tenants; maintaining high levels of occupancy within owned properties and the selective sale of assets. The Company also seeks to be opportunistic and take advantage of normal real estate business cycles.

BRIEF DESCRIPTION OF COMPANY INVESTMENTS

         Presently, the Company owns, directly and indirectly, equity interests of at least 50% in eight high-quality commercial office buildings, primarily in the Atlanta, Georgia area, with aggregate rentable space of approximately 3.7 million square feet (4.2 million gross square feet). The Company also owns a 9.8% interest in and manages a 1.2 million square foot building in Atlanta, Georgia. The Company believes that its portfolio of commercial office buildings is currently the largest (measured by leasable area) in the southeastern United States held by any publicly-traded REIT.

         The weighted average leased percentage of the eight 50% or more owned buildings was approximately 87% as of March 15, 1993. The leases at these major office properties expire as follows:


                                 Square Feet         Square Feet Expiring
                                  Expiring           as % of Total Leased
                                 -----------         --------------------
  1994                               31,592                    1%
  1995                              292,800                    9% (a)
  1996                              125,102                    4%
  1997                               91,457                    3%
  1998                              280,262                    9% (a)
  1999                               45,389                    1%
  2000 and thereafter             2,334,433                   73%
                                  ---------                  ----
                                  3,201,035                  100%
                                  =========                  ====

(a) Includes 130,847 square feet and 63,688 square feet of leases which expire in 1995 and 1998, respectively, only if significant cancellation penalties are paid. Otherwise, the leases expire 5 years later than shown in the above table.

         All of the Company's major office tenant leases in these buildings provide for pass through of operating expenses, and base rents which escalate over time.

         The Company also owns the land under and leasehold mortgage note on a 188,000 square foot office building used as a training facility which has a book value of $18 million. The training facility, which was developed by Cousins, is located in Wildwood Office Park, and is 100% leased to International Business Machines Corporation ("IBM") through November 1998. Under terms of this note and land lease, the Company is expected to receive substantially all of the building's cash flows (see Note 3 of "Notes to Consolidated Financial Statements").

         On March 10, 1994, the Company purchased two mortgage notes for $28 million from the Resolution Trust Corporation which are secured by a 250,000 square foot office building in Washington, D.C. The terms of these two notes have some of the characteristics of an equity investment, and should provide a comparable return on investment (see Note 11 of "Notes to Consolidated Financial Statements").

         In the retail area, which is the primary focus of the Company's current development activity, the Company's holdings include a 50% interest in a regional mall (currently being expanded), a 100% interest in two retail power centers, and an 82.3% interest in a third retail power center (two of which power centers were under construction at December 31, 1993). All of the Company's retail power centers are significantly preleased to anchor tenants with lease terms of 15 years or more, pass through of operating expenses, and base rents which escalates over time.

         The Company's other real estate holdings include equity interests in approximately 600 acres of strategically located land held for investment and future development, and $40 million of mortgage notes receivable guaranteed by the AT&T Master Pension Trust which mature on June 21, 1994. The $40 million of mortgage notes were consideration received from the sale of several retail mall properties in 1984.

         The Company's joint venture partners include IBM and affiliates of The Coca-Cola Company ("Coca-Cola"), NationsBank Corporation ("NationsBank"), Corporate Property Investors, Odyssey Partners, L.P., Temple-Inland Inc., Dutch Institutional Holding Company ("DIHC"), and American General Corporation

         The success of the Company's operations is dependent upon such unpredictable factors as the availability of satisfactory financing; general and local economic conditions; the activity of others developing competitive projects; and zoning, environmental impact, and other government regulations.

         Refer to Item 2 hereof for a more detailed description of the Company's real estate properties.

         SIGNIFICANT CHANGES IN 1993

         Significant changes in the Company's business and properties during the year ended December 31, 1993 were as follows:

         In October 1993, the Registrant issued 5,800,000 shares of common stock through a public offering at a price of $17.25 per share. Concurrently with the public offering, an additional 300,000 shares were purchased at the public offering price by Thomas G. Cousins. The Company has used the proceeds to reduce debt (including joint venture debt) and to develop income-producing properties, and intends to acquire and develop additional income-producing proper-ties as suitable opportunities arise.

         CNM began construction of five new retail power centers totaling 1.3 million square feet during 1993, including three centers totaling 919,000 square feet for the Company's account. CNM generated leasing and development fees of $2.2 million from projects owned by third parties.

         The first new development undertaken by CNM for the Company was
Perimeter Expo.   Perimeter Expo is a 295,000 square foot retail power center
(of which 178,000 square feet are owned by the Company), located adjacent to Perimeter Mall in Atlanta, Georgia. Construction commenced in June 1993 with the center opening in November 1993, and became operational for financial reporting purposes on December 1, 1993.

         Additionally, CNM commenced development of 2 other retail power centers for the Company, North Point Market and Presidential Market, in September and October 1993, respectively. North Point Market is adjacent to North Point Mall and will have 314,000 square feet in Phase I. The center also includes six outparcels that are being leased to freestanding users. Phase I will open in the spring of 1994. Presidential Market is an approximately 310,000 square foot retail power center (of which approximately 194,000 square feet are owned by the Company), located in northeast suburban Atlanta. This center is scheduled to open in the fall of 1994.

         EXECUTIVE OFFICES

         The Registrant's executive offices are located at 2500 Windy Ridge Parkway, Suite 1600, Marietta, Georgia 30067. At December 31, 1993, the Company employed 108 people. On August 2, 1994, the mailing address will change to 2500 Windy Ridge Parkway, Suite 1600, Atlanta, Georgia 30339.

ITEM 2.    PROPERTIES

TABLE OF MAJOR PROPERTIES

         The following tables set forth certain information relating to office and retail properties, stand alone retail lease sites, and land held for investment and future development in which the Company has a 50% or greater ownership interest. All information presented is as of December 31, 1993, except percentage leased which is as of March 15, 1994. Dollars are stated in thousands.






                               Year                                    Rentable
                            Development  Joint Venture   Company's   Square Feet                 Major Tenants (lease
                             Completed    Partner or     Ownership    (or Acres    Percentage     expiration/options
Description                 or Acquired    Partners      Interest     as Noted)      Leased          expiration)
- -----------                 -----------    --------      ---------   -----------   ----------    --------------------
OFFICE
- ------
Wildwood Office Park:
  Suburban Atlanta, GA
    2300 Windy
    Ridge Parkway               1987         IBM            50%        634,000        95%        IBM (2002/2012)
                                                                                                          (1994)
                                                                                                 Electrolux (2000/2005)
                                                                                                 Computer Associates (1998)(9)
                                                                                                 Chevron USA (1995/2001)
    2500 Windy
    Ridge Parkway               1985         IBM            50%        313,000        83%        Coca-Cola Enterprises Inc.
                                                                                                   (1998/2008)
                                                                                                 IBM (1995/2005)
    3200 Windy
    Hill Road                   1991         IBM            50%        681,000        93%        IBM(2001/2011)
                                                                                                 Equifax (4) (1998/2003) (9)
                                                                                                 W.H. Smith Inc.
                                                                                                   (2002/2007)
    3301 Windy Ridge
    Parkway                     1984         N/A           100%        106,000        60%        The Systems Works, Inc.
                                                                                                   (2003/2008) (9)
NationsBank, Plaza
  Atlanta, GA                   1992     NationsBank(4)     50%      1,256,000        80%        NationsBank(4)
                                                                                                   (2012/2042)
                                                                                                 Ernst & Young
                                                                                                   (2007/2017)
                                                                                                 Troutman Sanders
                                                                                                   (2007/2017)
                                                                                                 Hunton & Williams
                                                                                                   (2004/2009)

                                                                        1993
                                                                      Adjusted
                                                                        Cash
                                                     Adjusted        Flows From
                                                     Cost Less       Operating
                              Major                Depreciation      Activities
                             Tenants'                   and            Before
                             Rentable   Adjusted   Amortization         Debt         Debt      Debt Interest       Debt
Description                  Sq. Feet   Cost (1)       (1)          Service (2)    Balance        Rate (3)       Maturity
- -----------                  --------   --------   ------------     -----------    -------     -------------     --------
OFFICE
- ------
Wildwood Office Park:
  Suburban Atlanta, GA
    2300 Windy
    Ridge Parkway             303,436   $ 76,085     $ 57,758       $   9,771      $82,000        9.090%          8/10/99
                               11,608
                               62,576
                               62,445
                               59,912
    2500 Windy
    Ridge Parkway             139,944   $ 26,283     $ 18,812       $   4,422(5)   $31,502        9.125%          6/28/96

                               52,039
    3200 Windy
    Hill Road                 445,755   $ 77,835     $ 69,740       $   7,836      $ 9,700       Floating         9/01/94
                               68,642                                                                           Renewable
                               34,658

    3301 Windy Ridge
    Parkway                    63,688   $ 10,282     $  7,752       $    (352)(6)  $     0         N/A                N/A

NationsBank, Plaza
  Atlanta, GA                 572,742   $212,992     $201,651       $  15,695      $     0(7)      N/A                N/A

                              188,175

                              156,020

                               43,523







                               Year                                  Rentable
                            Development  Joint Venture  Company's  Square Feet                   Major Tenants (lease
                             Completed    Partner or    Ownership   (or Acres    Percentage       expiration/options
Description                 or Acquired    Partners     Interest    as Noted)      Leased            expiration)
- -----------                 -----------    --------     ---------  -----------   ----------      --------------------
OFFICE (CONTINUED)
- ------------------
First Union Tower
  Greensboro, NC                1990        Weaver          85%      317,000         81%         Smith Helms Mullis &
                                         Downtown, L.P.                                            Moore (2000/2015)
                                                                                                 First Union Bank (4)
                                                                                                   (2009/2019)
                                                                                                 Halstead Industries
                                                                                                   (2000/2005)
Ten Peachtree Place
  Atlanta, GA                   1991     Coca-Cola (4)      50%      259,000        100%         Coca-Cola (2001/2006)

Summit Green (11)
  Greensboro, NC                1986         IBM            50%      135,000        100%         IBM (1996/2006)
                                                                                                 Fitech Systems (1999/2004)
                                                                                                 Massachusetts Mutual
                                                                                                 Life Ins. Co. (1997/2002)

RETAIL POWER CENTERS AND MALLS
- ------------------------------
Haywood Mall
  Greenville, SC (11)           1977       Corporate        50%      942,000        100%         Sears (8)
                                           Property                 of which       overall       J.C. Penney (8)
                                         Investors (4)             270,000 is        98%         Rich's (8)
                                                                    owned by     of Venture      Belk (8)
                                                                 joint venture      owned

Perimeter Expo
  Atlanta, GA                   1993         N/A           100%      295,000         93%         The Home Depot Expo (8)
                                                                    of which       overall       Marshalls (2013/2028)
                                                                   178,000 is        89%         Best Buy (2013/2028)
                                                                    owned by     of Company      Linens 'N Things (2013/2023)
                                                                  the Company       owned        Office Max (2014/2034)

North Point Market-Phase I
  Suburban
    Atlanta, GA                 (13)     Coca-Cola (4)    82.3%      314,000         88%         Sportstown (2014/2024) (13)
                                                                       (15)                      Media Play (2009/2024) (13)
                                                                                                 Marshalls (2009/2024) (13)
                                                                                                 Linens 'N Things
                                                                                                   (2004/2024) (13)
                                                                                                 United Artists (2014/2034) (13)
                                                                                                 Circuit City (2014/2029) (13)
                                                                                                 PETsMART (2009/2029) (13)

                                                                              1993
                                                                            Adjusted
                                                                              Cash
                                                           Adjusted        Flows From
                                                           Cost Less       Operating
                                    Major                Depreciation      Activities
                                   Tenants'                   and            Before
                                   Rentable   Adjusted   Amortization         Debt         Debt      Debt Interest       Debt
Description                        Sq. Feet   Cost (1)       (1)          Service (2)    Balance        Rate (3)       Maturity
- -----------                        --------   --------   ------------     -----------    -------     -------------     --------
OFFICE (CONTINUED)
- ------------------
First Union Tower
  Greensboro, NC                     70,360    $32,126      $26,510          $3,388      $ 3,500       Floating        12/31/96

                                     62,622

                                     60,253

Ten Peachtree Place
  Atlanta, GA                       259,000    $23,475      $22,151          $2,859      $22,342       8.000% (10)     11/30/01(10)

Summit Green (11)
  Greensboro, NC                     80,941    $10,644      $ 8,052          $1,762      $10,736       9.875%           4/01/98
                                     22,688
                                     11,476


RETAIL POWER CENTERS AND MALLS
- ------------------------------
Haywood Mall
  Greenville, SC (11)                 N/A      $25,483      $17,678          $6,537      $19,529       9.375%          11/01/00





Perimeter Expo
  Atlanta, GA                         N/A      $18,469      $18,439          $  149(12)  $    0         N/A              N/A
                                     36,598
                                     36,000
                                     30,351
                                     23,500

North Point Market-Phase I
  Suburban
    Atlanta, GA                      50,275    $ 9,913      $ 9,913                (13)  $     0         N/A              N/A
                                     48,884
                                     40,000
                                     35,000

                                     34,800
                                     33,000
                                     25,416






                               Year                                  Rentable
                            Development  Joint Venture  Company's  Square Feet                   Major Tenants (lease
                             Completed    Partner or    Ownership   (or Acres    Percentage       expiration/options
Description                 or Acquired    Partners     Interest    as Noted)      Leased            expiration)
- -----------                 -----------    --------     ---------  -----------   ----------      --------------------
RETAIL POWER CENTERS AND MALLS (CONTINUED)
- ------------------------------------------
Presidential Market
  Suburban
    Atlanta, GA                 (13)          N/A          100%        310,000       76%         Target (8)
                                                                      of which     overall       Publix Super
                                                                       194,000       61%         Market (2019/2044) (13)
                                                                      is owned   of Company      T.J. Maxx (2004/2014) (13)
                                                                        by the      owned        Marshalls (2009/2024) (13)
                                                                       Company
                                                                         (16)

STAND ALONE RETAIL SITES ADJACENT TO COMPANY'S OFFICE AND RETAIL PROJECTS
- -------------------------------------------------------------------------

Wildwood Office Park
  Suburban
    Atlanta, GA            1985-1993     IBM                50%       14 Acres       94%         N/A

GA Highway 400 Property
  Suburban
    Atlanta, GA               1993       N/A               100%       32 Acres       34%         N/A

                                                                       1993
                                                                     Adjusted
                                                                       Cash
                                                    Adjusted        Flows From
                                                    Cost Less       Operating
                             Major                Depreciation      Activities
                            Tenants'                   and            Before
                            Rentable   Adjusted   Amortization         Debt         Debt      Debt Interest       Debt
Description                 Sq. Feet   Cost (1)       (1)          Service (2)    Balance        Rate (3)       Maturity
- -----------                 --------   --------   ------------     -----------    -------     -------------     --------

RETAIL POWER CENTERS AND MALLS (CONTINUED)
- ------------------------------------------

Presidential Market
  Suburban
    Atlanta, GA                N/A      $14,556      $14,556             (13)        $0             N/A             N/A

                            56,146
                            32,000
                            30,000



STAND ALONE RETAIL SITES ADJACENT TO COMPANY'S OFFICE AND RETAIL PROJECTS
- -------------------------------------------------------------------------

Wildwood Office Park
  Suburban
    Atlanta, GA                N/A      $ 7,364      $ 6,781        $544 (14)        $0             N/A             N/A

GA Highway 400 Property
  Suburban
    Atlanta, GA                N/A      $ 4,709      $ 4,708        $ 41 (17)        $0             N/A             N/A

(1) Cost as shown in the accompanying table includes deferred leasing and financing costs and other related assets. For each of the following projects: 2300 and 2500 Windy Ridge Parkway, 3200 Windy Hill Road, Wildwood Stand Alone Retail Lease Sites and North Point Market, the cost shown is what the cost would be if the venture's land cost were adjusted downward to the Company's lower basis in the land it contributed to the venture.
(2) Adjusted cash flows from operating activities represents cash flows from operating activities excluding changes in other operating assets and liabilities.
(3) Floating rates range between .75% and 1% over Federal Funds rate; Federal Funds rate averaged 2.96% for the month of December 1993.
(4)      Actual tenant or venture partner is affiliate of entity shown.
(5) Includes $322,000 of deferred rent from a tenant who had occupied 8% of the building, but whose lease expired December 31, 1993. This space is currently being marketed to prospective tenants.
(6) The System Works, Inc. lease began in January 1994 and is expected to generate cash flows from operating activities of approximately $400,000 on an annualized basis. The lease contains options to expand to 100% of the building over the next several years. This building was unoccupied during 1993.
(7) The joint venture's indebtedness was fully repaid with the proceeds of the October 1993 common stock offering and with matching funds contributed by the Company's venture partner.
(8)      This anchor tenant owns its own space.
(9) Computer Associates, Equifax, and The Systems Works, Inc. have the right to terminate their leases in 1995, 1995 and 1998, respectively, upon payment of significant cancellation penalties.
(10) Maturity extendible to December 31, 2008. Rate becomes floating after November 30, 2001.
(11) Summit Green and a portion of the Haywood Mall parking lot are subject to long-term ground leases.
(12) Perimeter Expo became operational for financial reporting purposes on December 1, 1993. Thus, cash flows from operating activities before debt service reported for Perimeter Expo represent one month of operations. Cash flows from operating activities before debt service are expected to be approximately $2.8 million on an annualized basis when the center becomes fully operational.
(13) Project was under construction as of December 31, 1993. Lease expiration dates are based upon estimated commencement dates. Final project size may vary from that shown based on how much of the unleased space is actually constructed.
(14) Approximately 10 acres of these sites were generating cash flows from operating activities at December 31, 1993, of which 4 acres became operational in the second half of 1993. Three of the remaining four acres are leased to a tenant whose rental commencement date begins no later than June 1, 1994, at which time cash flows from operating activities before debt service from the 13 leased acres will be approximately $1.0 million on an annualized basis. The remaining acre is currently being marketed to prospective tenants.
(15) North Point Market includes approximately 8 acres being developed as stand alone retail sites which are being ground leased to tenants.
(16) Presidential Market excludes approximately 6 acres being developed as stand alone retail sites held for sale or lease to tenants, which costs are included in Land Held for Investment and Future Development.
(17) Rentals have commenced on only six acres of the GA Highway 400 Property, and those rentals commenced during the fourth quarter of 1993. To date leases have been signed for approximately 5 additional acres, with the lease commencements for these 5 acres ranging from the second to the third quarter of 1994. Leases on the 11 leased acres will generate cash flows from operating activities before debt service of over $550,000 per year. The remaining acres are currently being marketed to prospective tenants.

LAND HELD FOR INVESTMENT AND FUTURE DEVELOPMENT

                                                                                                              Adjusted
                                                                                                              Cost (2)
                                                                                                                Less
                                                                   Developable                  Company's   Depreciation
                                                                    Land Area   Joint Venture   Ownership       and         Debt
Description, Location and Zoned Use                 Year Acquired  (Acres)(1)       Partner     Interest    Amortization  Balances
- -----------------------------------                 -------------  -----------  -------------   ---------   ------------  --------
Wildwood Office Park
  Suburban Atlanta, Georgia
    Office and Commercial                             1971-1987       151          N/A             100%       $ 7,005      $  0
    Office and Commercial                             1971-1982        53          IBM              50%       $15,951      $  0

Georgia Highway 400 Land
  (Georgia Highway 400 & Haynes Bridge Road) (3)
  Suburban Atlanta, Georgia
    Office and Commercial - East                      1970-1985        78          N/A             100%       $ 3,177      $  0
    Office and Commercial - West                      1970-1985       230          N/A             100%       $ 4,260      $  0
    North Point Market - Phase II                     1970-1985        14          Coca-Cola(5)    2.3%       $ 1,095      $  0

Peachtree Road (7)
  (1 mile north of Lenox Square Mall)
  Atlanta, Georgia
    Multi-family                                      1971              9          N/A             100%       $ 1,669      $  0

West Cobb County
  Suburban Atlanta, Georgia
    Retail, commercial and office                     1981             38          N/A             100%       $   834      $  0

Midtown Atlanta
  Office and Commercial                               1984              2          N/A             100%       $ 2,966      $188(4)
  Office and Commercial                               1985-1989        11          Coca-Cola(5)     50%       $ 2,981      $  0

Temco Associates
  (Paulding County)                                   1991             --(6)       Temple-Inland    50%            --(6)   $  0
    Suburban Atlanta, Georgia                                                        Inc. (5)

Presidential Market
  Outparcels
    Suburban Atlanta, Georgia                         1993              6          N/A             100%       $ 2,139      $  0

(1)      Based upon management's estimates.
(2) For the portion of the Wildwood Office Park land and Midtown Atlanta land owned by joint ventures, the cost shown is what the cost would be if the venture's land cost were adjusted downward to the Company's lower basis in the land it contributed to the venture. For the 50%-owned Wildwood Office Park land, the adjusted cost excludes building predevelopment costs of $1,317,000.
(3) The Georgia Highway 400 property is located both east and west of Georgia Highway 400. Currently, only the land which is located east of Georgia Highway 400 is being developed. This land surrounds North Point Mall, a 1.3 million square foot regional mall on a 100 acre site which the Company sold in 1988 to a joint venture of Homart Development Co. and JMB/Federated Realty Associates, Ltd.
(4) This note bears interest at 8.5% and amortizes in equal monthly installments through October 1997. There is a 15% penalty for prepayment of this loan.
(5)      Joint venture partner is an affiliate of the entity shown.
(6) Temco Associates has an option through March 2006, with no carrying costs, to acquire approximately 35,000 acres in Paulding County, Georgia (northwest of Atlanta, Georgia), of which approximately 13,000 acres would be a fee simple interest and approximately 22,000 acres would be a timber rights interest only. The option may be exercised in whole or in part over the option period. Temco Associates has also engaged in certain sales of land as to which it simultaneously exercised its purchase option. During 1993, approximately 1,100 acres of the option related to the fee simple interest was exercised and simultaneously sold for gross profits of $305,000.
(7) The Company has entered into a contract for sale of the Peachtree Road property for $4.8 million net proceeds to the Company. The buyer has deposited a $700,000 non-refundable deposit under the contract, and is scheduled to close the sale by the second quarter of 1994. If the sale closes as contemplated, the Company will recognize a gain of $3.1 million on the transaction.

MAJOR OFFICE AND RETAIL PROPERTIES

         General. This section describes the major operating properties in which the Company has an interest either directly or indirectly through joint venture arrangements. A "negative investment" in a joint venture results from distributions of capital to the Company, if any, exceeding the sum of (i) the Company's contributions of capital and (ii) reported earnings (losses) of the joint venture allocated to the Company. "Investment" in a joint venture means the book value of the Company's investment in the joint venture.

         Wildwood Office Park. Wildwood Office Park, a Class A commercial development in suburban Atlanta, was master planned by I.M. Pei. Located in Atlanta's northwest commercial district, just north of the Interstate 285/Interstate 75 intersection, the property features convenient access to all of Atlanta's major office, commercial and residential districts. The Wildwood complex overlooks the Chattahoochee River and borders 1,200 acres of national forest, thus providing an urban office facility in a forest setting. Developments in Wildwood Office Park include the 3200 Windy Hill Road Building (681,000 rentable square feet), the 2300 Windy Ridge Parkway Building (634,000 rentable square feet) and the 2500 Windy Ridge Parkway Building (313,000 rentable square feet). At December 31, 1993, these three buildings were 93%, 95% and 83% leased, respectively. IBM has been a major tenant in these three buildings, leasing approximately 813,000 square feet, or approximately 50% of the rentable square feet. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Additional Prospective Information." Wildwood Office Park also contains 13 acres leased to two banking facilities and four restaurants (one of which is currently under construction); an additional one acre retail site currently being marketed to prospective users, and a child care facility.

         The 3200 Windy Hill Road Building was financed primarily with equity, and at December 31, 1993 had $9.7 million outstanding debt related to it. The 2300 Windy Ridge Parkway Building and the 2500 Windy Ridge Parkway Building were financed primarily with debt and, at December 31, 1993, had $82 million and $31.5 million of outstanding debt related to them, respectively.

         The developments described above are located on land controlled by Wildwood Associates, a joint venture between the Company and IBM formed in 1985. The Company and IBM each have a 50% interest in Wildwood Associates. Wildwood Associates also controls approximately 53 acres in Wildwood Office Park held for future development, which is composed of a 6 acre site with a restaurant and approximately 58,000 square feet of office space which was purchased in 1986 for future development, and 47 acres of other land to be developed (see "Land Held for Investment - Wildwood Office Park").

         At December 31, 1993, the Company's investment in Wildwood Associates and a related partnership (see "Summit Green") was approximately $4,867,000, which included the cost of the land the Company is committed to contribute to Wildwood Associates. In addition, the Company has severally guaranteed one-half of a $50,000,000 bank line of credit to Wildwood Associates related to the 3200 Windy Hill Road Building, under which, as noted above, $9.7 million was drawn at December 31, 1993.

         Wildwood Office Park also contains the 3301 Windy Ridge Parkway Building, a 106,000 rentable square foot office building located on approximately 5 acres which is wholly owned by the Company. Commencing January 1994, a single tenant leased approximately 60% of this building. The lease has options permitting the tenant to expand its occupancy to the remainder of the building over the next several years. In addition, the 3100 Windy Hill Road Building, a 188,000 rentable square foot corporate training facility occupies a 13-acre parcel of land which is wholly owned by the Company. The training facility improvements were sold in 1983 to a limited partnership of private investors, at which time the Company received a leasehold mortgage note. The training facility land was simultaneously leased to the partnership for thirty years, along with certain equipment for varying periods. The training facility was 100% leased by the partnership to IBM through November 1993. In January 1993, the IBM lease was extended through November 30, 1998. Concurrently with the IBM extension, the mortgage note and related leases were also modified (see Note 3 of "Notes to Consolidated Financial Statements").

         NationsBank Plaza. NationsBank Plaza is a Class A, 55-story, 1.3 million rentable square foot office tower designed by Kevin Roche and is located on approximately 3.7 acres of land between the midtown and downtown districts of Atlanta, Georgia. The building, which was completed in 1992, was approximately 80% leased at December 31, 1993. An affiliate of NationsBank, the fourth largest bank in the United States, leases 46% of the rentable square feet.

         NationsBank Plaza was developed by CSC Associates, L.P. ("CSC"), a joint venture formed by the Company and C&S Premises, Inc., an affiliate of NationsBank. The Company and C&S Premises, Inc. each have a 50% interest in CSC.

         In October 1993, the partnership fully repaid all of its debt with equity contributions of $86.7 million made by each partner. At December 31, 1993, the Company's investment in CSC was approximately $106,759,000. The Company has guaranteed one-half of a $20,000,000 bank line of credit under which there was no outstanding balance at December 31, 1993.

         CSC's net income or loss and cash distributions are allocated to the partners based on their percentage interests (50% each), subject to a preference to Cousins. The Cousins preference is $2.5 million (giving Cousins an additional $1.25 million over what it would otherwise receive), and accrues to Cousins, with interest at 9% to the extent unpaid, over the period February 1, 1992 through January 31, 1995. Following repayment of the partnership's debt in October 1993, Cousins began recognizing its accrued preference currently in income, which resulted in Cousins recognizing $874,000 in income over what it would have otherwise recognized in the year ended December 31, 1993. The partners have agreed that until cumulative retained earnings (before considering distributions) exceed zero, which should occur in 1994, distributions will be based on their percentage interests. Thereafter, Cousins will be distributed its preference, to the extent earned, with amounts above the preference amount distributed based on the partners' percentage interests.

         First Union Tower. First Union Tower is a Class A office building containing approximately 317,000 rentable square feet. The property is located on approximately one acre of land in downtown Greensboro, North Carolina.
First Union Tower opened in the first quarter of 1990 and at December 31, 1993 was approximately 81% leased.

         First Union Tower is owned by North Greene Associates Limited Partnership ("North Greene Associates"), which was formed in 1987 as a joint venture of the Company and Weaver Downtown Limited Partnership. The Company has an 85% ownership interest in North Greene Associates, and accounts for it as a consolidated entity. At December 31, 1993, the Company had a demand loan outstanding to the partnership of $28,051,000. The Company's demand loan to the partnership was used to pay down to $3,500,000 the outstanding balance of a first mortgage bank line of credit on this property. The Company has guaranteed 27.3% of the bank line of credit.

         One Ninety One Peachtree Tower. One Ninety One Peachtree Tower is a 50-story, Class A office tower located in downtown Atlanta, Georgia that was completed in December 1990. One

Ninety One Peachtree Tower, which contains 1.2 million rentable square feet, was designed by John Burgee Architects, with Phillip Johnson as design consultant.

         One Ninety One Peachtree Tower was developed on approximately 2 acres of land, of which approximately 1.5 acres is owned and approximately one-half acre under the parking facility is leased for a 99-year term expiring in 2088 with a 99-year renewal option. One Ninety One Peachtree Tower was approximately 90% leased at December 31, 1993.

         C-H Associates, Ltd. ("C-H Associates"), a partnership formed in 1988 between CREC (49%), Hines Peachtree Associates Limited Partnership (49%) and Peachtree Palace Hotel, Ltd. (2%), owns a 20% interest in the partnership that owns One Ninety One Peachtree Tower. C-H Associates' 20% ownership of One Ninety One Peachtree Tower results in an effective 9.8% ownership interest by CREC in the One Ninety One Peachtree Tower project. The balance of the One Ninety One Peachtree Tower project is owned by DIHC Peachtree Associates, an affiliate of DIHC.

         Through C-H Associates, CREC received 50% of the development fees from the One Ninety One Peachtree Tower project. In addition, CREC owns a 50% interest in two general partnerships which receive fees from leasing and managing the One Ninety One Peachtree Tower project.

         The One Ninety One Peachtree Tower project was funded substantially by debtuntil March 1993, at which time DIHC Peachtree Associates contributed equity in the amount of $145,000,000. Subsequent to the equity contribution, C-H Associates is entitled to a priority distribution of $250,000 per year (of which the Company is entitled to receive $112,500) for seven years beginning in 1993. The equity contributed by DIHC Peachtree Associates is entitled to a preferred return at a rate increasing over the first 14 years from 5.5% to 11.5% (payable after the Company's priority return). Thereafter, the partners will share in any distributions in accordance with their percentage interests. At December 31, 1993, the Company had a negative investment of $90,000 in the One Ninety One Peachtree Tower project.

         Ten Peachtree Place. Ten Peachtree Place is a 20-story, 259,000 rentable square foot Class A office building located in midtown Atlanta, Georgia. Completed in 1991, this structure was designed by Michael Graves and is currently 100% leased to Coca-Cola. Approximately four acres of adjacent land, currently used for surface parking, are available for future development.

         Ten Peachtree Place is owned by Ten Peachtree Place Associates, a general partnership between the Company (50%) and a wholly owned subsidiary of Coca-Cola (50%).

         Ten Peachtree Place Associates acquired the property in 1991 for a nominal cash investment, subject to a ten-year purchase money note. This 8% purchase money note had an outstanding balance of $22.3 million at December 31, 1993. If the purchase money note is paid in accordance with its terms, it will amortize to approximately $15.3 million ($59 per rentable square foot) over the ten-year term of the Coca-Cola lease, at which time Coca-Cola is entitled to receive the preferred return described below and the property may be sold, re-leased, or returned to the lender under the purchase money note for $1.00 without penalty or any further liability to the Company for the indebtedness. At December 31, 1993, the Company had a negative investment in Ten Peachtree Place Associates of $66,000.

         The Company anticipates that Ten Peachtree Place Associates will generate approximately $400,000 per year of cash flows from operating activities net of note principal amortization during the ten-year lease. The partnership agreement generally provides that each of the partners is entitled to receive 50% of cash flows from operating activities net of note principal amortization (excluding any sale proceeds) for ten years, after which time the Company is entitled to 15% of cash flows (including any sale proceeds) and its partner is entitled to receive 85% of cash flows (including any sale proceeds), until the two partners have received a combined distribution of $15.3 million, after which time each partner is entitled to receive 50% of cash flows (including any sale proceeds).

         Summit Green. Summit Green, a 21-acre office park located in Greensboro, North Carolina, is owned by Wildwood Associates (the partnership with IBM) and a related partnership. The park contains a 135,000 rentable square foot mid-rise office building which was 100% leased at March 15, 1994. The Summit Green land is leased from an unrelated third party for a 99-year term expiring in 2084. Space exists for two additional office buildings, but the Company has no plans to commence additional development without prior leasing commitments.

         Haywood Mall. Haywood Mall, a 942,000 square foot enclosed regional shopping center located 5 miles southeast of downtown Greenville, South Carolina, was developed by the Company and opened in 1980. Haywood Mall Associates, a joint venture formed in 1979 by the Company and Bellwether Properties of South Carolina, L.P., an affiliate of Corporate Properties Investors, owns approximately 270,000 rentable square feet of shop space in the mall. The balance of the mall, approximately 672,000 square feet, is owned by four major department stores (Sears, Roebuck & Co., J.C. Penney, Rich's and
Belk). The portion of Haywood Mall owned by Haywood Mall Associates was developed on approximately 19 acres of land, of which approximately 16 acres is owned and approximately 3 acres (of parking area) is leased under a ground lease expiring in 2067. The portion of Haywood Mall owned by the joint venture was approximately 98% leased to approximately 107 tenants as of December 31, 1993 and has been at least 90% leased since 1986.

         The Company has a 50% interest in Haywood Mall Associates. The Company originally had only a nominal cash investment, but funded an aggregate of $2.8 million in 1988 through 1990 as its 50% share of capital improvements made to the mall, including a new food court area. At December 31, 1993 the Company's investment was $323,000.

         Haywood Mall Associates has announced an expansion of the mall to be completed by mid-1995. The expansion will include the addition of approximately 70,000 square feet of new mall shops owned by the venture, a Dillard's department store, and an expansion of the Belk-Simpson department store. The venture intends to fund the expansion, as well as the prepayment of an existing 9.37% first mortgage in May 1994, with equity contributions of approximately $22 million from each venturer.

         Perimeter Expo Associates, L.P. In June 1993, Perimeter Expo Associates, L.P. (90% owned by Cousins and 10% owned by CNM) purchased the land for and began construction of this retail power center adjacent to Perimeter Mall in Atlanta, Georgia. Perimeter Expo features a new concept called The Home Depot Expo, which was separately developed by The Home Depot as an upscale interior design center. Perimeter Expo contains approximately 295,000 square feet, of which approximately 178,000 square feet are owned by the Company and the balance of the center, 117,000 square feet, owned by The Home Depot. The center opened in November 1993 and became operational for financial reporting purposes on December 1, 1993.

         North Point Market Associates, L.P. In September 1993, the Georgia Highway 400 land owned through Spring/Haynes Associates (see Note 5 of "Notes to Consolidated Financial Statements") was distributed to its partners, with each partner concurrently recontributing certain acres of the land to a new venture, North Point Market Associates, L.P. (owned 82.3% by Cousins and

17.7% by an affiliate of Coca-Cola). Additionally, Cousins contributed certain acres of its wholly owned Georgia Highway 400 land to the new venture. The venture is constructing North Point Market, a retail power center adjacent to North Point Mall, which will have 314,000 square feet in Phase I. The center also includes six outparcels that are being ground leased to freestanding users. Phase I will open in the spring of 1994.

         Presidential Market. In October 1993, construction commenced on Presidential Market, an approximately 310,000 square foot retail power center, located in northeast suburban Atlanta. The Company will own approximately 194,000 square feet of the center (depending upon how much of the unleased space is actually constructed), with the remaining 116,000 square feet being separately developed as a Target which is owned by Dayton Hudson Corporation. The center is scheduled to open in the fall of 1994.

         Georgia Highway 400 Stand Alone Retail Sites. In September 1993, the Company transferred to Operating Properties the carrying value of 32 acres of the land the Company owns at the intersection of Georgia Highway 400 and Haynes Bridge Road in suburban Atlanta, Georgia surrounding North Point Mall. This land is being ground leased in 1 to 2 acre sites to freestanding users. The remaining 308 developable acres is discussed below in Land Held for Investment and Future Development.

LAND HELD FOR INVESTMENT AND FUTURE DEVELOPMENT

         The following describes significant land holdings owned directly by the Company or indirectly through joint venture arrangements. The Company intends to convert its land holdings to income-producing usage or to sell portions of land holdings as opportunities present themselves over time.

         Wildwood Office Park. Wildwood Office Park consists of approximately 289 acres of land in suburban Atlanta, Georgia which is zoned for office, institutional, and commercial use. Approximately 104 acres in the park are owned by, or committed to be contributed to, Wildwood Associates, including approximately 53 acres of land held for future development. See "Major Operating Properties - Wildwood Office Park." The Company owns 100% of the balance of the developable land of which approximately 151 acres are available for future development. Utilities are available at the site, and over 7 million additional gross square feet of office and commercial space are planned for the park. The Company has no plans to commence additional office development without prior leasing commitments.

         Georgia Highway 400 Property. In addition to the stand alone retail sites discussed above, the Company owns 100% of approximately 308 developable acres and 82.3% of 14 developable acres at the intersection of Georgia Highway 400 and Haynes Bridge Road in suburban Atlanta, Georgia. The Company previously sold 100 acres of its holdings in 1988 to a joint venture of Homart Development Co. and JMB/Federated Realty Associates, Ltd. This joint venture constructed North Point Mall, a 1.3 million square foot regional mall which opened in October 1993. The Company believes the construction of North Point Mall has significantly enhanced the value of its Georgia Highway 400 land.

         Of the Company's land, approximately 92 acres of the land located on the east side of Georgia Highway 400 are zoned for mixed-use development including retail and office space. Approximately 230 acres of the land are located on the west side of Georgia Highway 400 and are zoned for office, institutional and light industrial use.

         Spring/Haynes Associates. This general partnership was formed in 1985 between the Company and a wholly owned subsidiary of Coca-Cola, each as 50% general partners, to jointly own and develop real estate. The Company contributed 40 acres of undeveloped land at Georgia Highway 400 and Haynes Bridge Road in north central suburban Atlanta, Georgia. Coca-Cola contributed 11 acres of property in midtown Atlanta. In September 1993, the undeveloped land at Georgia Highway 400 was distributed to the partners who concurrently recontributed certain areas of the land into North Point Market Associates, L.P., a consolidated partnership formed between the partners.

         The Company's remaining investment in Spring/Haynes Associates is $1,571,000 at December 31, 1993.

         Hickory Hollow. Hickory Hollow Associates is a partnership formed in 1975 between the Company and American General Realty Investment Corporation, an affiliate of American General Corporation (an insurance company). CREC has a 50% interest in Hickory Hollow Associates. Hickory Hollow Associates owns approximately 19 acres of land held for sale near Hickory Hollow Mall, an enclosed regional shopping center approximately 12 miles southeast of downtown Nashville, Tennessee which was developed by the Company. The venture sold 2 acres of this land in 1993 for a gross profit of $375,000. The venture's holdings originally included the shopping center and approximately 236 adjacent acres, with all but the remaining acres sold in prior years. The Company's investment in Hickory Hollow Associates at December 31, 1993 was $104,000.

         Additional Land Holdings. The Company owns approximately 9 acres on Peachtree Road in the Buckhead area of Atlanta, Georgia zoned for multifamily use and approximately 2 acres on Peachtree Street in the Pershing Point area of Atlanta, Georgia zoned for office and commercial use. In addition, the Company owns approximately 38 acres in west Cobb County, Georgia which is zoned for retail, commercial and office development uses.

         The Company has entered into a contract for sale of the Peachtree Road property for $4.8 million net proceeds to the Company. The buyer has deposited a $700,000 non-refundable deposit under the contract, and is scheduled to close the sale by the second quarter of 1994. If the sale closes as contemplated, the Company will recognize a gain of $3.1 million on the transaction.

         Temco Associates. Temco Associates was formed in March 1991 as a partnership between CREC (50%) and a subsidiary of Temple-Inland Inc. (50%). Temco Associates has an option through March 2006, with no carrying costs, to acquire approximately 35,000 acres in Paulding County, Georgia (northwest of Atlanta, Georgia), of which approximately 13,000 acres would be a fee simple interest and approximately 22,000 acres would be a timber rights interest only. The option may be exercised in whole or in part over the option period. The Temco Associates property has the potential for future residential and industrial development. Temco Associates has also engaged in certain sales of land as to which it simultaneously exercised its purchase option. During 1993, approximately 1,100 acres of the option related to the fee simple interest was exercised and simultaneously sold for gross profits of $305,000.

OTHER REAL PROPERTY INVESTMENTS

         Omni Norfolk Hotel. Norfolk Hotel Associates ("NHA") is a general partnership formed in 1978 between the Company and an affiliate of Odyssey Partners, L.P. (an investment partnership), each as 50% partners, which held a mortgage note on and owned the land under the 442-room Omni International Hotel in downtown Norfolk, Virginia. In January 1992, NHA terminated the land lease and became the owner of the hotel and a long-term parking agreement with an adjacent building owner. The partnership is currently receiving cash payments of approximately $400,000 per year (subject to annual increases) under the parking agreement. In April 1993, the partnership sold the hotel, but retained its interest in the parking agreement. The Company's share of the gain on this transaction was approximately $.5 million and is included in Income From Joint Ventures in the Consolidated Statements of Income. The partnership received a mortgage note for a portion of the sales proceeds.

         At December 31, 1993, the Company had an investment of $830,000 in NHA. The Company has also guaranteed a $4.85 million line of credit to NHA under which $1,000 had been drawn at December 31, 1993, and its partner has guaranteed an equal line of credit under which $4.625 million had been drawn at December 31, 1993. Additionally, NHA has a $4.75 million line of credit, payable upon demand to the Company under which $4.624 million had been drawn at December 31, 1993. The line bears interest at the daily Federal funds rate plus 75 basis points with payments of interest only until the maturity date of November 1, 1994. This line of credit is being used by the Company for temporary investment of excess cash. NHA used the cash to temporarily pay down the bank line of credit which the Company guarantees.

         Dusseldorf Joint Venture. In 1992, Cousins entered into a joint venture agreement for the development of a 133,000 rentable square foot office building in Dnsseldorf, Germany which is 34% preleased to IBM. Cousins' venture partners are IBM and Multi Development Corporation International B.V. ("Multi"), a Dutch real estate development company. In December 1993, the building was presold to an affiliate of Deutsche Bank. CREC and Multi will jointly develop the building, with CREC receiving fees of approximately $1.3 million ratably over the development period of January 1994 through June 1995. In addition, the Company will recognize 30% of the venture's profit or 50% of the venture's loss. Due to the Company's continuing involvement in the project (see Notes 4 and 5 of "Notes to Consolidated Financial Statements"), all fees and profits are being deferred until the project's completion and leaseup.

         Kennesaw Crossings. The Company owns Kennesaw Crossings, a shopping center in suburban Atlanta, Georgia. Kennesaw Crossings is a 116,000 square foot shopping center constructed in 1974 located on 14 acres of land leased from an unrelated party through 2068. The Company's net carrying value in Kennesaw Crossings as of December 31, 1993 was $1.3 million.

         Air Rights and Other Property Near the CNN Center. The Company owns a leasehold interest in the air rights over the approximately 365,000 square foot CNN Center parking facility in Atlanta, Georgia, adjoining the world headquarters of Turner Broadcasting System, Inc. and Cable News Network. The air rights are developable for additional parking or office use. The Company's net carrying value of this property is $0. The Company also owns 0.8 acres of additional land proximate to the CNN Center which is currently being used for surface parking and has a net carrying value of $398,000.

         Residential Lots Under Development. In October 1993, CREC purchased 38 acres in northwest suburban Atlanta, Georgia which is being developed as residential lots. In January 1994, an additional 81 acres in northeast suburban Atlanta, Georgia was purchased for residential lot development.

ITEM 3.    LEGAL PROCEEDINGS

         No material legal proceedings are presently pending by or against the Company.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders during the fourth quarter of the Registrant's fiscal year ended December 31, 1993.

ITEM X.    EXECUTIVE OFFICERS OF THE REGISTRANT

         The Executive Officers of the Registrant as of the date hereof are as follows:


        Name             Age                               Office Held
        ----             ---                               -----------
Thomas G.  Cousins       62       Chairman of the Board of Directors, President, and Chief Executive Officer
Vipin L.  Patel          51       Senior Executive Vice President
George J. Berry          56       Senior Vice President
Tom G.  Charlesworth     44       Senior Vice President, Secretary, and General Counsel
Daniel M.  DuPree        47       Senior Vice President and President of the Retail Division (Cousins/New Market Development
                                    Company, Inc.)
John L.  Murphy          48       Senior Vice President - Marketing
W.  James Overton        47       Senior Vice President - Development
William C.  Smith        48       Senior Vice President and President of the Office Division
Peter A.  Tartikoff      52       Senior Vice President and Chief Financial Officer
Roy I.  Wood, Jr.        72       Senior Vice President - Management

Relationships:

         There are no family relationships among the Executive Officers or Directors.

Term of Office:

         The term of office for all officers expires at the annual directors' meeting, but the Board has the power to remove any officer at any time.

Business Experience:

         Mr. Cousins has been the Chief Executive Officer of the Company since its inception.

         Mr. Patel has been Senior Executive Vice President of the Company since March 1991. He joined the Company in December 1982 and was Executive Vice President from March 1983 through February 1991.

         Mr. Berry has been Senior Vice President since joining the Company in September 1990. Prior to that he was Commissioner of the State of Georgia's Department of Industry, Trade and Tourism from 1983 to 1990.

         Mr. Charlesworth joined the Company in October 1992 and became Senior Vice President, Secretary, and General Counsel in November 1992. Prior to that he worked for certain affiliates of Thomas G. Cousins as Chief Financial Officer and Legal Counsel.

         Mr. DuPree joined the Company in October 1992 and became Senior Vice President in April 1993. Prior to that he was President of New Market Companies, Inc. and affiliates since 1984.

         Mr. Murphy has been Senior Vice President since joining the Company in December 1987.

         Mr. Overton has been Senior Vice President since joining the Company in September 1989. Prior to that he was employed by Hardin Construction Group, Inc. from 1972 to 1989, where he served as President from 1985 to 1989.

         Mr. Smith has been Senior Vice President since joining the Company in September 1993. Prior to that he was employed as the Chief Operating Officer and Senior Vice President of The John Akridge Company, an office development company headquartered in Washington, D.C. since 1978.

         Mr. Tartikoff has been Senior Vice President and Chief Financial Officer of the Company since February 1986.

         Mr. Wood has been a Senior Vice President of the Company since September 1992 and a Senior Vice President of Cousins Real Estate Corporation since January 1990. From January 1987 to November 1992, he was principally employed as President of Cousins Management, Inc.

                                    PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER
           MATTERS

         The information concerning the market prices for the Registrant's common stock and related stockholder matters appearing under the caption "Market and Dividend Information" on page 38 of the Registrant's 1993 Annual Report to Stockholders is incorporated herein by reference.

ITEM 6.    SELECTED FINANCIAL DATA

         The information appearing under the caption "Five Year Summary of Selected Financial Data" on page 34 of the Registrant's 1993 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Management's Discussion and Analysis of Financial Condition and Results of Operations which appears on pages 35 through 37 of the Registrant's 1993 Annual Report to Stockholders is incorporated herein by reference.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Consolidated Financial Statements and Notes to Consolidated Financial Statements of the Registrant and Report of Independent Public Accountants which appear on pages 19 through 34 of the Registrant's 1993 Annual Report to Stockholders are incorporated herein by reference.

         The information appearing under the caption "Selected Quarterly Financial Information (Unaudited)" on page 33 of the Registrant's 1993 Annual Report to Stockholders is incorporated herein by reference.

         Other financial statements and financial statement schedules required under Regulation S-X are filed pursuant to Item 14 of Part IV of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information concerning the Directors and Executive Officers of the Registrant that is required by this Item 10, except that which is presented in
Item X in Part I above, is included under the captions "Directors and Executive Officers of the Company" on pages 2 through 6 of the Proxy Statement dated March 29, 1994 relating to the 1994 Annual Meeting of the Registrant's Stockholders, and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

         The information appearing under the captions "Executive Compensation" on pages 6 through 12 of the Proxy Statement dated March 29, 1994 relating to the 1994 Annual Meeting of the Registrant's Stockholders is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information concerning security ownership of certain beneficial owners and management required by this Item 12 is included under the captions "Directors and Executive Officers of the Company" on pages 2 through 6 and "Principal Stockholders" on pages 15 through 16 of the Proxy Statement dated March 29, 1994 relating to the 1994 Annual Meeting of the Registrant's Stockholders, and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information concerning certain transactions required by this Item 13 is included under the caption "Certain Transactions" on pages 13 through 14 of the Proxy Statement dated March 29, 1994 relating to the 1994 Annual Meeting of the Registrant's Stockholders, and is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      1.      Financial Statements
                 A.  The following Consolidated Financial Statements of the
                     Registrant, together with the applicable Report of Independent Public Accountants, are contained on pages 19 through 34 of the Registrant's 1993 Annual Report to Stockholders and are incorporated herein by reference:

                                                                                                               Page Number
                                                                                                             in Annual Report
                                                                                                             ----------------
                     Consolidated Balance Sheets - December 31, 1992
                       and 1993                                                                                      19
                     Consolidated Statements of Income for the Years Ended
                       December 31, 1991, 1992 and 1993                                                              20
                     Consolidated Statements of Stockholders' Investment for the
                       Years Ended December 31, 1991, 1992 and 1993                                                  21
                     Consolidated Statements of Cash Flows for the Years Ended
                       December 31, 1991, 1992 and 1993                                                              22
                     Notes to Consolidated Financial Statements                                                      23
                     Report of Independent Public Accountants                                                        34

                 B. The following Report of Independent Auditors is incorporated as Exhibit 28 herein:

                     Report of Independent Auditors on
                       Haywood Mall Associates

                 C. The following Combined Financial Statements, together with the applicable Report of Independent Public Accountants, of Wildwood Associates and Green Valley Associates II, joint ventures of the Registrant meeting the criteria for significant subsidiaries under the rules and regulations of the Securities and Exchange Commission, are filed as a part of this report.

                                                                                                                 Page Number
                                                                                                                in Form 10-K
                                                                                                                ------------
                     Report of Independent Public Accountants                                                        F-1
                     Combined Balance Sheets - December 31, 1992 and 1993                                            F-2
                     Combined Statements of Income for the Years
                       Ended December 31, 1991, 1992 and 1993                                                        F-3
                     Combined Statements of Partners' Capital for the Years
                       Ended December 31, 1991, 1992 and 1993                                                        F-4
                     Combined Statements of Cash Flows for the Years Ended
                       December 31, 1991, 1992 and 1993                                                              F-5
                     Notes to Combined Financial Statements                                                      F-6 through
                                                                                                                     F-11

ITEM 14.  CONTINUED

                 D. The following Financial Statements, together with the applicable Report of Independent Auditors, of CSC Associates, L.P., a joint venture of the Registrant meeting the criteria for a significant subsidiary under the rules and regulations of the Securities and Exchange Commission, are filed as a part of this report.

                                                                                                     Page Number
                                                                                                    in Form 10-K
                                                                                                    ------------
                          Report of Independent Auditors                                                 G-1
                          Balance Sheets - December 31, 1992 and 1993                                    G-2
                          Statements of Operations for the Years Ended
                            December 31, 1991, 1992 and 1993                                             G-3
                          Statements of Partners' Capital for the Years Ended
                            December 31, 1991, 1992 and 1993                                             G-4
                          Statements of Cash Flows for the Years Ended
                            December 31, 1991, 1992 and 1993                                             G-5
                          Notes to Financial Statements                                              G-6 through
                                                                                                         G-9

         2.      Financial Statement Schedules

                 The following financial statement schedules, together with the applicable report of independent public accountants are filed as a part of this report.

                                                                                                     Page Number
                                                                                                    in Form 10-K
                                                                                                    ------------
                          A.      Cousins Properties Incorporated and Consolidated Entities:
                                  Report of Independent Public Accountants on Schedules                  S-1
                                  X - Supplementary Income Statement Information for
                                          the Years Ended December 31, 1991,1992 and 1993                S-2
                                  XI - Real Estate and Accumulated Depreciation -
                                          December 31, 1993                                          S-3 through
                                                                                                         S-5

                                  XII - Mortgage Loans on Real Estate - December 31,
                                          1993                                                       S-6 and S-7

                          B.      Wildwood Associates and Green Valley Associates II:
                                  VIII -Valuation and Qualifying Accounts and Reserves for
                                          the Years Ended December 31, 1991, 1992 and 1993              F-12
                                  IX - Short-term Borrowings for the Years Ended
                                          December 31, 1991, 1992 and 1993                              F-13
                                  X -  Supplementary Income Statement Information for
                                          the Years Ended December 31, 1991, 1992 and 1993              F-14
                                  XI - Real Estate and Accumulated Depreciation -
                                          December 31, 1993                                             F-15

ITEM 14.  CONTINUED

                          C.      CSC Associates, L.P.
                                  IX - Short-term Borrowings for the Years Ended
                                          December 31, 1991, 1992 and 1993                                                   G-10
                                  X -  Supplementary Income Statement Information for
                                          the Year Ended December 31, 1993                                                   G-11
                                  XI - Real Estate and Accumulated Depreciation -
                                          December 31, 1993                                                                  G-12

NOTE: Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

Item 14.  Continued

         3.      Exhibits

                 3(a)(i) Articles of Incorporation of Registrant, as restated as of April 29, 1993, filed as
                                  Exhibit 4(a) to the Registrant's Form S-3 dated September 28, 1993, and incorporated herein by reference.

                 3(b) By-laws of Registrant, as amended and restated as of November 30, 1989, as further amended by Stockholders on April 30, 1990, and as further amended by the Stockholders on April 29, 1993, filed as Exhibit 4(b) to the Registrant's Form S-3 dated September 28, 1993, and incorporated herein by reference.

                 4(a) Dividend Reinvestment Plan as effective January 27, 1993, filed in the Registrant's Form S-3 dated March 31, 1993, and incorporated herein by reference.

                 10(a)(i) Cousins Properties Incorporated 1989 Stock Option Plan, filed as Exhibit A to the Registrant's Proxy Statement dated March 31, 1989 relating to the 1989 Annual Meeting of Registrant's Stockholders, and incorporated herein by reference.

                 10(a)(ii)        Cousins Real Estate Corporation Stock
                                  Appreciation Right Plan, amended and restated as of March 15, 1993, filed as Exhibit to the Registrant's Form 10-K for the year ended
                                  December 31, 1992, and incorporated herein by reference.

                 10(a)(iii)       Cousins Properties Incorporated Stock
                                  Appreciation Right Plan, dated as of March
                                  15, 1993, filed as Exhibit 10(a)(iii) to the Registrant's Form 10-K for the year ended
                                  December 31, 1992, and incorporated herein by reference.

                 10(b)(i) Cousins Properties Incorporated Profit Sharing Plan as effective as of January 1, 1991, filed as Exhibit 10(b)(i) to the Registrant's Form 10-K for the year ended December 31, 1991, and incorporated herein by reference.

                 10(b)(ii)        Amendment Number One to the Cousins
                                  Properties Incorporated Profit Sharing Plan, effective as of January 3, 1993, filed as
                                  Exhibit 10(b)(ii) to the Registrant's Form
                                  10-K for the year ended December 31, 1992, and incorporated herein by reference.

                 10(b)(iii)       Cousins Properties Incorporated
                                  Profit-Sharing Trust Agreement as effective as of January 1, 1991, filed as Exhibit
                                  10(b)(ii) to the Registrant's Form 10-K for the year ended December 31, 1991, and incorporated herein by reference.

                 10(d) Land lease (Kennesaw) dated December 17, 1969, and an amendment thereto dated December 15, 1977, filed as Exhibit l0(d) to the Registrant's Form 10-K for the year ended December 31, 1980, and incorporated herein by reference.

ITEM 14.  CONTINUED

                 10(f) Cousins Properties Incorporated 1987 Restricted Stock Plan for Outside Directors, filed as Exhibit A to the Registrant's Proxy Statement dated March 27, 1987 relating to the 1987 Annual Meeting of Registrant's Stockholders, and incorporated herein by reference.

                 11 Schedule showing computations of weighted average number of shares of common stock outstanding as used to compute primary and fully diluted income per share for each of the five years ended December 31, 1993.

                 13 Annual Report to Stockholders for the year ended December 31, 1993.

                 22               Subsidiaries of the Registrant.

                 24(a) Consent of Independent Public Accountants (Arthur Andersen & Co.).

                 24(b)            Consent of Independent Auditors (Ernst &
                                  Young).

                 28               Report of Independent Auditors on Haywood
                                  Mall Associates.

         (b)     Reports on Form 8-K.

                 No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 1993.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                Cousins Properties Incorporated
                                (Registrant)

Dated: March 24, 1994



                                BY:
                                    -------------------
                                    Peter A. Tartikoff
                                    Senior Vice
                                    President - Finance

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

SIGNATURE                                       CAPACITY                                DATE
- ---------                                       --------                                ----
PRINCIPAL EXECUTIVE OFFICER:

                                           Chairman of the Board,                    March 24, 1994
                                             President, and Chief
                                             Executive Officer.
                                             Director
- ------------------------------------
         T. G. Cousins

PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER:

                                           Senior Vice President-                    March 24, 1994
                                             Finance
- ------------------------------------
         Peter A. Tartikoff

ADDITIONAL DIRECTORS:

                                           Director                                  March 24, 1994
- ------------------------------------
         Boone A. Knox

                                           Director                                  March 24, 1994
- ------------------------------------
         Henry C. Goodrich

                                           Director                                  March 24, 1994
- ------------------------------------
         Richard W.  Courts, II

             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULES





To the Stockholders of Cousins Properties Incorporated:

         We have audited in accordance with generally accepted auditing standards, the financial statements included in the Cousins Properties Incorporated annual report to stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated March 10, 1994. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed in Item 14, Part (a)2.A. are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                           ARTHUR ANDERSEN & CO.





Atlanta, Georgia
March 10, 1994

                                                                      SCHEDULE X


                        COUSINS PROPERTIES INCORPORATED
                   SUPPLEMENTARY INCOME STATEMENT INFORMATION
              FOR THE YEARS ENDED DECEMBER 31, 1991, 1992 AND 1993
                                ($ in thousands)


         Column A                                                                    Column B
         --------                                                                    --------


                                                                             Charged to Costs and Expense
                                                                             ----------------------------

          Item                                                                 1991        1992        1993
          ----                                                                 ----        ----        ----
Maintenance and repairs                                                      $  555       $  548      $  547
                                                                             ===============================



Amortization of intangible assets and
  other deferrals (1)                                                        $  350       $  561      $1,324
                                                                             ===============================



Taxes, other than payroll and income taxes                                   $1,186       $1,146      $1,262
                                                                             ===============================


(1) Includes amortization of deferred leasing costs, marketing expenses, financing costs, predevelopment rights, goodwill, and organization expenses

                                                                     SCHEDULE XI
                                                                   (Page 1 of 3)

           COUSINS PROPERTIES INCORPORATED AND CONSOLIDATED ENTITIES
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1993
                                ($ in thousands)

         Column A                   Column B        Column C             Column D                       Column E
         --------                   --------        --------             --------                       --------
                                                                     Costs Capitalized            Gross Amount at Which
                                                   Initial Cost         Subsequent                     Carried at
                                                    to Company        to Acquisition                December 31, 1993
                                                ------------------   ------------------    ------------------------------------
                                                                              Carrying
                                                                                Costs
                                                        Buildings             Less Cost        Land        Buildings
                                                          and       Improve-   of Sales      and Land        and       Total
Description                      Encumbrances   Land  Improvements   ments     and Other    Improvements  Improvements  (a),(b)
- -----------                      ------------   ----  ------------  -------   ---------     ------------  ------------ --------
LAND HELD FOR INVESTMENT OR FUTURE DEVELOPMENT
- ----------------------------------------------

   Wildwood - Cobb Co., GA       $   --       $11,156  $    --      $ 4,737   $(8,888)        $7,005        $  --      $7,005
   North Fulton Property -
     Fulton Co., GA                  --        10,294       --       12,457   (15,314)(c)     7,437            --       7,437
   Midtown - Atlanta, GA            188         2,949       --           81       (64)         2,966           --       2,966
   Peachtree Road Land -
     Atlanta, GA                     --         2,500       --            2      (833)         1,669           --       1,669
   McMurray - Cobb Co., GA.          --         1,015       --          172      (353)           834           --         834
   North Point Market -
     Phase II - Fulton Co., GA       --         1,646       --           61        --          1,707           --       1,707
   Presidential Market
     Outparcels - Gwinnett
     Co., GA                         --         2,067       --           69         3          2,139           --       2,139
   Miscellaneous Investments -
     Atlanta, GA                     --           120       --           --        --            120           --         120
                                  -------------------------------------------------------------------------------------------
                                    188        31,747       --       17,579   (25,449)        23,877           --      23,877
                                  -------------------------------------------------------------------------------------------

OPERATING PROPERTIES

  First Union Tower -
    Greensboro, N.C.              3,500         1,394       --       29,021     1,971          1,399       30,987      32,386
  Wildwood - 3301 Windy
    Ridge - Cobb Co., GA             --            20       --        8,743     1,519          1,237        9,045      10,282
  Kennesaw - Cobb Co., GA            --            --       --        2,337        --             --        2,337       2,337
  Perimeter Expo -
    Fulton Co., GA                   --         8,564       --        9,834        71          8,564        9,905      18,469
  GA Highway 400
    Stand Alone Retail Sites -
    Fulton Co., GA                   --         4,709       --           --        --          4,709           --       4,709
  Miscellaneous                      --           398      145           67       (14)           398          198         596
                                  -------------------------------------------------------------------------------------------
                                  3,500        15,085      145       50,002     3,547         16,307       52,472      68,779
                                  -------------------------------------------------------------------------------------------

                                               Column F      Column G      Column H         Column I
                                               --------      --------      --------         --------
                                                                                             Life on
                                                                                            Which De-
                                                                                            preciation
                                                Accumu-                                       In 1993
                                                lated        Date of                          Income
                                               Deprecia-     Construc-       Date            Statement
Description                                    tion (a)        tion        Acquired         Is Computed
- -----------                                    ---------     ---------   -----------        -----------
LAND HELD FOR INVESTMENT OR FUTURE DEVELOPMENT
- ----------------------------------------------

   Wildwood - Cobb Co., GA                   $   --            --        1971-1982,1989            --
   North Fulton Property -
     Fulton Co., GA                              --            --             1970-1985            --
   Midtown - Atlanta, GA                         --            --                  1984            --
   Peachtree Road Land -
     Atlanta, GA                                 --            --                  1971            --
   McMurray - Cobb Co., GA.                      --            --                  1981            --
   North Point Market -
     Phase II - Fulton Co., GA                   --            --             1970-1985            --
   Presidential Market
     Outparcels - Gwinnett
     Co., GA                                     --            --                  1993            --
   Miscellaneous Investments -
     Atlanta, GA                                 --            --             1972-1984            --
                                                 --
                                            -------
OPERATING PROPERTIES

  First Union Tower -
    Greensboro, N.C.                          5,661     1988-1990                  1987      40 Years
  Wildwood - 3301 Windy
    Ridge - Cobb Co., GA                      2,530          1984                  1984      30 Years
  Kennesaw - Cobb Co., GA                     1,054          1974                  1973      30 Years
  Perimeter Expo -
    Fulton Co., GA                               30          1993                  1993      30 Years
  GA Highway 400
    Stand Alone Retail Sites -
    Fulton Co., GA                               --            --             1970-1985            --
  Miscellaneous                                 143            --             1977-1984       Various
                                            -------
                                              9,418
                                            -------

                                                                     SCHEDULE XI
                                                                   (Page 2 of 3)

           COUSINS PROPERTIES INCORPORATED AND CONSOLIDATED ENTITIES
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1993
                                ($ in thousands)


   Column A                      Column B         Column C             Column D                           Column E
   --------                      --------         --------             --------                            --------
                                                                   Costs Capitalized                Gross Amount at Which
                                                 Initial Cost          Subsequent                         Carried at
                                                  to Company         to Acquisition                   December 31, 1993
                                              -------------------  ---------------------     ------------------------------------
                                                                              Carrying
                                                                               Costs
                                                       Buildings              Less Cost          Land       Buildings
                                                         and        Improve-   of Sales        and Land        and        Total
Description                    Encumbrances   Land   Improvements   ments     and Other      Improvements  Improvements   (a),(b)
- -----------                    ------------   ----   ------------  --------   ---------      ------------  ------------   -------
PROJECTS UNDER CONSTRUCTION
  North Point Market - Phase I -
    Fulton Co., GA                  $  --   $ 7,932  $   --       $3,963    $     69        $ 7,932         $4,032       $11,964
  Presidential Market - Phase I -
    Gwinnett Co., GA                   --     1,786      --          803           3          1,786            806         2,592
                                    ---------------------------------------------------------------------------------------------
                                       --     9,718      --        4,766          72          9,718          4,838        14,556
                                    ---------------------------------------------------------------------------------------------

RESIDENTIAL LOTS UNDER DEVELOPMENT
  Brown's Farm -
    Cobb Co., GA                         --     911      --          128           1          1,040            --          1,040
                                    --------------------------------------------------------------------------------------------
                                    $ 3,688 $57,461  $  145      $72,475    $(21,829)       $50,942        $57,310      $108,252
                                    ---------------------------------------------------------------------------------------------




                                       Column F      Column G    Column H         Column I
                                       --------      --------    --------         --------
                                                                                   Life on
                                                                                  Which De-
                                                                                  preciation
                                        Accumu-                                    In 1993
                                        lated        Date of                       Income
                                       Deprecia-     Construc-      Date          Statement
Description                            tion (a)        tion       Acquired       Is Computed
- -----------                            ---------     ---------    --------       -----------
PROJECTS UNDER CONSTRUCTION
  North Point Market - Phase I -
    Fulton Co., GA                     $    --          1993      1970-1985           --
  Presidential Market - Phase I -
    Gwinnett Co., GA                        --          1993           1993           --
                                            --
                                         -----

RESIDENTIAL LOTS UNDER DEVELOPMENT
  Brown's Farm -
    Cobb Co., GA                            --          1993           1993           --

                                       $ 9,418
                                       -------

                                                                     SCHEDULE XI
                                                                   (Page 3 of 3)

           COUSINS PROPERTIES INCORPORATED AND CONSOLIDATED ENTITIES
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1993
                                ($ in thousands)

NOTES:
         (a) Reconciliations of total real estate carrying value and accumulated depreciation for the three years ended December 31, 1993 are as follows:

                                                                  Real Estate                 Accumulated Depreciation
                                                         --------------------------          --------------------------
                                                           1991      1992     1993           1991       1992      1993
                                                           ----      ----     ----           ----       ----      ----
                 Balance at beginning of period          $67,499   $69,338  $ 71,994         $3,849     $5,703    $7,448
                   Additions during the period:
                     Improvements and other
                       capitalized costs                   1,839     6,231    37,851             --         --        --
                     Provision for depreciation               --        --        --          1,854      1,974     1,970
                                                         ---------------------------         ---------------------------
                                                           1,839     6,231    37,851          1,854      1,974     1,970
                                                         ---------------------------         ---------------------------

                   Deductions during the period
                     Cost of real estate sold                 --    (3,332)   (1,593)            --         --        --
                     Retirement of fully depreciated
                       assets and write-offs                  --      (243)       --             --       (229)       --
                                                         ---------------------------         ---------------------------
                                                              --    (3,575)   (1,593)            --       (229)       --
                                                         ---------------------------         ---------------------------
                 Balance at close of period              $69,338   $71,994  $108,252         $5,703     $7,448    $9,418
                                                         ===========================         ===========================

         (b) Initial cost was previously adjusted to reflect the following write-downs to state the properties at the then realizable value:

                                                Property                      Location                Amount
                                                --------                      --------                ------
                                           Peachtree Road Land               Atlanta, GA              $1,176
                                           Kennesaw                          Cobb Co., GA             $1,430

         (c) Other for the North Fulton Property includes $11,134 of transfers to Projects Under Construction and another category within Land Held for Investment and Future Development.

                                                                   SCHEDULE XII
                                                                  (Page 1 of 2)

           COUSINS PROPERTIES INCORPORATED AND CONSOLIDATED ENTITIES
                         MORTGAGE LOANS ON REAL ESTATE
                               DECEMBER 31, 1993
                                ($ in thousands)

   Column A                 Column B          Column C            Column  D                 Column E           Column F
   --------                 --------          --------            ---------                 --------           --------
                                                                                                                Face
                                               Final                                                           Amount
                            Interest          Maturity                                        Prior              of
Description                   Rate              Date        Periodic Payment Terms            Liens           Mortgages
- -----------                 --------          --------      ----------------------            -----           ---------
Mortgage Notes:
- ---------------
Nashland Associates           9.10%           6/21/94       Interest Due Monthly;         First Mortgage       $19,323
  (Hickory Hollow Mall)                                     Principal Due in Full         Loan
                                                            6/21/94
Nashland Associates           9.10%           6/21/94       Interest Due Monthly;         First Mortgage        16,441
  (Rivergate Mall)                                          Principal Due in Full         Loan
                                                            6/21/94
Nashland Associates           9.10%           6/21/94       Interest Due Monthly;         First Mortgage         4,163
  (Lion's Head Village)                                     Principal Due in Full         Loan
                                                            6/21/94
Wildwood-I, Ltd. -        7.729% through     11/30/13       $166,824 monthly through      None                  25,900
  Mortgage On Training    11/30/98;                         11/30/98; payments there-
    Facility              prime + 1.7%                      after shall equal all project
  Cobb County, Georgia    (capped at 10.55%)                cash flow over $54,000
                          through 11/30/03;                 per year through 11/30/03,
                          prime + 1.7%                      with a minimum monthly
                          (capped at 12.7%)                 payment of $311,392
                          through 11/30/13                  beginning 12/1/03
Residential Mortgages       8.25%             Various       Various                       None                      80
                             to
                            8.75%

   Column A                    Column G        Column H
   --------                    --------        --------
                                               Principal
                                               Amount of
                               Carrying      Loans Subject
                                Amount       to Delinquent
                              of Mortgages     Principal
Description                       (a)         or Interest
- -----------                   ------------   -------------
Mortgage Notes:
- ---------------

Nashland Associates              $19,323          --
  (Hickory Hollow Mall)

Nashland Associates               16,441          --
  (Rivergate Mall)

Nashland Associates                4,163          --
  (Lion's Head Village)

Wildwood-I, Ltd. -                18,208          --
  Mortgage On Training
    Facility
  Cobb County, Georgia




Residential Mortgages                 80          --



                                 -------
                                 $58,215
                                 =======

                                                                    SCHEDULE XII
                                                                   (Page 2 of 2)

           COUSINS PROPERTIES INCORPORATED AND CONSOLIDATED ENTITIES
                         MORTGAGE LOANS ON REAL ESTATE
                               DECEMBER 31, 1993
                                ($ in thousands)




NOTE:
         (a) Reconciliation of total carrying amounts of mortgage loans for the three years ended December 31, 1993 are as follows:


                                                              1991             1992             1993
                                                              ----             ----             ----
                 Balance at beginning of period             $61,718          $61,542          $57,698

                   Additions during period:
                     Additions to existing mortgage              --               --              900

                   Deductions during period:
                     Collections of principal                   176              224              383
                     Deferred income applied to principal
                       of Wildwood I, Ltd. Note                  --            3,620               --
                                                            -----------------------------------------

                 Balance at close of period                 $61,542          $57,698          $58,215
                                                            =========================================

         REPORT OF INDEPENDENT PUBLIC ACCOUNTANT


To the Partners of Wildwood Associates and Green Valley Associates II:

We have audited the accompanying combined balance sheets of WILDWOOD ASSOCIATES (a Georgia general partnership) and GREEN VALLEY ASSOCIATES II (a North Carolina general partnership) as of December 31, 1992 and 1993, and the related combined statements of income, partners' capital and cash flows for each of the three years in the period ended December 31, 1993. These financial statements are the responsibility of the management of the partnerships. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wildwood Associates and Green Valley Associates II as of December 31, 1992 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993 in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in Item 14 are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                                           ARTHUR ANDERSEN & CO.

Atlanta, Georgia

March 10, 1994

               WILDWOOD ASSOCIATES AND GREEN VALLEY ASSOCIATES II
                            COMBINED BALANCE SHEETS
                           DECEMBER 31, 1992 AND 1993
                                ($ in thousands)

                                                                                       1992             1993
                                                                                     --------         --------
ASSETS

REAL ESTATE ASSETS:
  Income producing properties, including land of $31,146
    and $36,349 in 1992 and 1993, respectively (Notes 7 and 9)                       $206,337         $215,316
  Accumulated depreciation and amortization                                           (26,039)         (32,932)
                                                                                     -------------------------
                                                                                      180,298          182,384
  Land committed to be contributed (Notes 3 and 9)                                     21,366           20,440
  Land and property predevelopment costs                                               18,769           13,958
                                                                                     -------------------------
      Total real estate assets                                                        220,433          216,782
                                                                                     -------------------------

CASH AND CASH EQUIVALENTS, at cost,
  which approximates market                                                               509                4
                                                                                     -------------------------

OTHER ASSETS:
  Deferred expenses, net of accumulated amortization of
    $3,464 and $4,706 in 1992 and 1993, respectively                                    5,862            5,617
  Receivables (Note 6)                                                                 13,525           14,201
  Allowance for possible losses (Note 1)                                               (2,621)          (2,619)
  Furniture, fixtures and equipment, net of accumulated
    depreciation of $776 and $1,000 in 1992 and 1993,
    respectively                                                                          708              501
  Other                                                                                    51               48
                                                                                     -------------------------
                                                                                       17,525           17,748
                                                                                     -------------------------
                                                                                     $238,467         $234,534
                                                                                     =========================

LIABILITIES AND PARTNERS' CAPITAL

NOTES PAYABLE (Note 7)                                                               $133,251         $133,938
RETAINAGE, ACCOUNTS PAYABLE AND
  ACCRUED LIABILITIES                                                                   6,098            5,156
                                                                                     -------------------------

      Total liabilities                                                               139,349          139,094
                                                                                     -------------------------
PARTNERS' CAPITAL (Notes 3 and 4):
         International Business Machines Corporation                                   49,559           47,720
         Cousins Properties Incorporated                                               49,559           47,720
                                                                                     -------------------------
                          Total partners' capital                                      99,118           95,440
                                                                                     -------------------------
                                                                                     $238,467         $234,534
                                                                                     =========================

The accompanying notes are an integral part of these combined balance sheets.

               WILDWOOD ASSOCIATES AND GREEN VALLEY ASSOCIATES II
                         COMBINED STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1991, 1992 AND 1993
                                ($ in thousands)

                                                              1991            1992             1993
                                                            -------          -------          -------
REVENUES:
  Rental income, and recovery of expenses
    charged directly to specific tenants (Note 6)           $31,002          $34,181          $36,104
  Interest                                                       89               25               24
  Other                                                          70               75               96
                                                            -----------------------------------------
      Total revenues                                         31,161           34,281           36,224
                                                            -----------------------------------------

OPERATING EXPENSES:
  Real estate taxes                                           2,398            2,089            2,785
  Maintenance and repairs                                     1,901            2,171            2,142
  Management and personnel costs                              1,506            1,665            1,805
  Utilities                                                   1,767            1,801            1,737
  Expenses charged directly to specific tenants               1,076            1,350              852
  Contract security                                             556              720              761
  Grounds maintenance                                           529              672              632
  Insurance                                                      87               98               99
                                                            -----------------------------------------
      Total operating expenses                                9,820           10,566           10,813
                                                            -----------------------------------------

OTHER EXPENSES:
  Interest expense (Note 7)                                  10,578           11,998           11,606
  Depreciation and amortization                               7,257            8,278            8,336
  Predevelopment, marketing and other expenses                  302              435              489
  Ground lease expense (Note 8)                                 322              322              322
  Real estate taxes on undeveloped land (Note 4)                208              194              190
  General and administrative expenses                           204              184              146
                                                            -----------------------------------------
      Total other expenses                                   18,871           21,411           21,089
                                                            -----------------------------------------

      Total expenses                                         28,691           31,977           31,902
                                                            -----------------------------------------

NET INCOME                                                  $ 2,470          $ 2,304          $ 4,322
                                                            =========================================

The accompanying notes are an integral part of these combined statements.

               WILDWOOD ASSOCIATES AND GREEN VALLEY ASSOCIATES II
                    COMBINED STATEMENTS OF PARTNERS' CAPITAL
              FOR THE YEARS ENDED DECEMBER 31, 1991, 1992 AND 1993
                                ($ in thousands)

                                           International
                                              Business        Cousins
                                              Machines       Properties
                                            Corporation     Incorporated      Total
                                            -----------     ------------      -----
BALANCE, December 31, 1990                    $47,172          $47,172       $94,344

         Net income                             1,235            1,235         2,470
                                              --------------------------------------

BALANCE, December 31, 1991                     48,407           48,407        96,814

         Net income                             1,152            1,152         2,304
                                              --------------------------------------

BALANCE, December 31, 1992                     49,559           49,559        99,118

         Distributions                         (4,000)          (4,000)       (8,000)

         Net income                             2,161            2,161         4,322
                                              --------------------------------------

BALANCE, December 31, 1993                    $47,720          $47,720       $95,440
                                              ======================================


The accompanying notes are an integral part of these combined statements.

               WILDWOOD ASSOCIATES AND GREEN VALLEY ASSOCIATES II
                   COMBINED STATEMENTS OF CASH FLOWS (Note 9)
              FOR THE YEARS ENDED DECEMBER 31, 1991, 1992 AND 1993
                                ($ in thousands)

         1991    1992     1993
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                $  2,470                 $  2,304                  $  4,322
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                            7,257                    8,278                     8,336
      Rental revenue recognized on straight-line
        basis in excess of rental revenue
        specified in the lease agreements                     (2,527)                  (3,278)                     (570)
      Change in tenant rental receivables                        (19)                     101                      (106)
      Change in accounts payable and accrued
        liabilities related to operations                      1,462                      156                        24
                                                            -----------------------------------------------------------
Net cash provided by operating activities                      8,643                    7,561                    12,006
                                                            -----------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Property acquisition and development expenditures          (22,458)                  (2,389)                   (3,581)
  Payment for deferred expenses; furniture, fixtures
    and equipment; and other assets                           (1,522)                    (939)                   (1,617)
                                                            ------------------------------------------------------------
Net cash used in investing activities                        (23,980)                  (3,328)                   (5,198)
                                                            ------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of notes payable                                    (356)                  (2,735)                     (413)
  Proceeds from line of credit                                10,949                    4,350                    11,500
  Repayments under line of credit                             (1,350)                  (5,350)                  (10,400)
  Partnership distributions                                       --                       --                    (8,000)
                                                            -----------------------------------------------------------
Net cash provided by (used in) financing activities            9,243                   (3,735)                   (7,313)
                                                            -----------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                            (6,094)                     498                      (505)

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF YEAR                                                      6,105                       11                       509
                                                            -----------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF
  YEAR                                                      $     11                 $    509                  $      4
                                                            ===========================================================

The accompanying notes are an integral part of these combined statements.

               WILDWOOD ASSOCIATES AND GREEN VALLEY ASSOCIATES II
                     NOTES TO COMBINED FINANCIAL STATEMENTS
                        DECEMBER 31, 1991, 1992 AND 1993

1.       SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION:

         The Combined Financial Statements include the accounts of Wildwood Associates ("WWA") and Green Valley Associates II ("GVA II"), both of which are general partnerships. Cousins Properties Incorporated (together with its other consolidated entities hereinafter referred to as "Cousins") and International Business Machines Corporation ("IBM") each have a 50% general partnership interest in both partnerships. The financial statements of the partnerships have been combined because of the common ownership. The combined entities are hereinafter referred to as the "Partnerships." All transactions between WWA and GVA II have been eliminated in the Combined Financial Statements.

COST OF PROPERTY CONTRIBUTED BY COUSINS:

         The cost of property contributed or committed to be contributed by Cousins was recorded by WWA based upon the procedure described in Note 3. Such cost was, in the opinion of the partners, at or below estimated fair market value at the time of such contribution or commitment, but was in excess of Cousins' historical cost basis.

COST CAPITALIZATION:

         All costs related to planning, development and construction of buildings, and expenses of buildings prior to the date they become operational for financial statement purposes, are capitalized. Interest and real estate taxes are also capitalized to property under development.

DEPRECIATION AND AMORTIZATION:

         Buildings are depreciated over 25 to 40 years. Furniture, fixtures, and equipment are depreciated over 5 years. Leasehold improvements and tenant improvements are amortized over the life of the leases or useful life of the assets, whichever is shorter. Deferred expenses - which include organizational costs, certain marketing and leasing costs, and loan acquisition costs - are amortized over the period of estimated benefit. The straight-line method is used for all depreciation and amortization.

ALLOWANCE FOR POSSIBLE LOSSES:

         The allowance for possible losses provides for potential writeoffs of certain tenant related assets on WWA's books. The allowance reflects management's evaluation of the credit exposure to WWA based on a specific review of existing tenants and the impact of current economic conditions on those tenants.

ALLOCATION OF OPERATING EXPENSES:

         In accordance with certain lease agreements, certain management and maintenance costs incurred by WWA are allocated to individual buildings or tenants, including buildings not owned by WWA.

INCOME TAXES:

         No provision has been made for federal or state income taxes because each partner's proportionate share of income or loss from the Partnerships is passed through to be included on each partner's separate tax return.

CASH AND CASH EQUIVALENTS:

         Cash and Cash Equivalents includes all cash and highly liquid money market instruments. Highly liquid money market instruments include securities and repurchase agreements with original maturities of three months or less, money market mutual funds, and securities on which the interest rate is adjusted to market rate at least every three months.

RENTAL INCOME:

         In accordance with Statement of Financial Accounting Standards No. 13 ("SFAS No. 13"), income on leases which include scheduled increases in rental rates over the lease term is recognized on a straight-line basis.

2.       FORMATION AND PURPOSE OF THE PARTNERSHIPS

         WWA and GVA II were formed under the terms of partnership agreements effective May 30, 1985 and March 31, 1988, respectively. The purpose of the Partnerships is, among other things, to develop and operate the Summit Green project located in Greensboro, North Carolina, and selected property within Wildwood Office Park ("Wildwood"), located in Cobb County, Georgia.

         Summit Green is a project consisting of one office building and a parts distribution center totaling approximately 144,000 gross square feet ("GSF") which was completed in 1986, and land for two additional office buildings not yet constructed. The two additional buildings are planned to total approximately 240,000 GSF. The 21 acres in the project are leased from a third party by WWA (see Note 8). GVA II subleases the undeveloped portion of this land from WWA.

         Wildwood is an office park containing a total of approximately 289 acres, of which approximately 73 acres are owned by WWA, and an estimated 31 acres are committed to be contributed to WWA by Cousins (see Note 3). Cousins owns the balance of the developable acreage in the park. At December 31, 1993, WWA's income producing real estate assets in Wildwood consisted of: one office building of 338,000 GSF which became operational January 1, 1986, one office building of 684,000 GSF which became operational December 1, 1987 and one office building of 757,000 GSF which became operational April 1, 1991 (including land under such buildings totaling approximately 35 acres); land parcels totaling approximately 13 acres leased to two banking facilities and four restaurants (one of which is currently under construction); a 2 acre site on which a child care facility is constructed, and a 1 acre restaurant site.
In addition, WWA's assets include 53 acres of land held for future development, which is composed of a 6 acre site with a restaurant and approximately 58,000 square feet of office space which was purchased in 1986 for future development (classified with income producing properties in the ac-companying financial statements), and 47 acres of other land to be developed (including additional land committed to be contributed by Cousins) (see Note
3).

3.       CONTRIBUTIONS TO THE PARTNERSHIPS

         IBM and Cousins have each contributed or committed to contribute $62,857,000 in cash or properties to the Partnerships. The value of property contributed was agreed to by the partners at the time of formation of WWA.

         The status of contributions at December 31, 1993, was as follows ($ in thousands):


                                                     IBM            COUSINS           TOTAL
                                                   -------          -------          --------
         Cash contributed                          $46,590          $    84          $ 46,674
         Property contributed                       16,267           42,817            59,084
         Land committed to be contributed               --           19,956            19,956
                                                   ------------------------------------------
                 Total                             $62,857          $62,857          $125,714
                                                   ==========================================

         WWA has elected not to take title to the remaining land committed to be contributed by Cousins until such land is needed for development. However, Cousins' capital account was previously credited with the amount originally required to bring it equal to IBM's, and a like amount, plus preacquisition costs paid by WWA, and condemnation proceeds net of condemnation restoration costs, were set up as an asset entitled "Land Committed To Be Contributed." This asset account subsequently has been reduced as land actually has been contributed, or as land yet to be contributed became associated with a particular building.

         At December 31,1993, Cousins was committed to contribute land on which an additional 1,473,691 GSF are developable, provided that regardless of planned use or density, 38,333 GSF shall be the minimum GSF attributed to each developable acre contributed. Cousins has also agreed to contribute infrastructure land in Wildwood, as defined, at no cost to WWA, in order to provide the necessary land for development of roads and utilities. The ultimate acreage remaining to be contributed by Cousins will depend upon the actual density achieved, but would be approximately 31 acres if the density were similar to that achieved on land contributed to date.

4.       OTHER PROVISIONS OF THE PARTNERSHIP AGREEMENTS

         Net income or loss and net cash flow, as defined, shall be allocated to the partners based on their percentage interests (50% each, subject to adjustment as provided in the partnership agreements).

         In the event of dissolution of the Partnerships, the assets will be distributed as follows:

         - First, to repay all debts to third parties, including any secured loans with the partners.

         - Second, to each partner until each capital account is reduced to zero.

         - The balance to each partner in accordance with its percentage interest.

         WWA pays all real estate taxes on property owned by Cousins which is subject to future contribution. Such real estate taxes were $208,000, $194,000, and $190,000, in 1991, 1992 and 1993, respectively, all of which were expensed.

5.       FEES TO RELATED PARTIES

         The Partnerships engaged Cousins to develop and lease the Partnerships' property, and Cousins Management, Inc. ("CMI"), to manage the Partnerships' property. As of November 20, 1992, Cousins acquired the assets of CMI and assumed its management functions. Fees to Cousins and CMI incurred by the Partnerships during 1991, 1992 and 1993 were as follows ($ in thousands):


                                            1991    1992     1993
                                            ----    ----     ----
         Development fees and tenant
           construction fees               $1,299  $   63   $  132
         Management fees                      725     787      902
         Leasing and procurement fees         227     331      523
                                           -----------------------
                                           $2,251  $1,181   $1,557
                                           =======================

6.       RENTAL REVENUES

         WWA leases property to the partners, as well as to unrelated third parties. The leases with partners are at rates comparable to those quoted to third parties. The leases typically contain escalation provisions and provisions requiring tenants to pay a pro rata share of operating expenses. The leases typically include renewal options and all are classified and accounted for as operating leases.

         At December 31, 1993, future minimum rentals to be received under existing non-cancelable leases, including tenants' current pro rata share of operating expenses are as follows ($ in thousands):

                                                           Leases
                                           Leases           With
                                            With            Third
                                          Partners         Parties       Total
                                          --------         -------       -----
        1994                              $ 23,333         $12,766     $ 36,099
        1995                                22,845          14,456       37,301
        1996                                19,051          10,431       29,482
        1997                                17,469          10,327       27,796
        1998                                18,379           8,823       27,202
        Subsequent to 1998                  55,956          26,537       82,493
                                          -------------------------------------
                                          $157,033         $83,340     $240,373
                                          =====================================

         In the years ended December 31, 1991, 1992 and 1993, income recognized on a straightline basis exceeded income which would have accrued in accordance with the lease terms by $2,527,000, $3,278,000, and $570,000, respectively. At December 31, 1992 and 1993, receivables which related to the cumulative excess of revenues recognized in accordance with SFAS No. 13 over revenues which accrued in accordance with the actual lease agreements totaled $13,452,000 and $14,022,000, respectively. Of the 1993 amount, 61% was related to leases with IBM.

7.       NOTES PAYABLE

         At December 31, 1992 and 1993, notes payable consisted of the following ($ in thousands):


                                                            Due In
                                             ----------------------------------------------
                                                                                       Six
                Year-End                                                              Years
                Interest                     One     Two     Three   Four     Five      or
Description       Rate     Balance           Year   Years    Years   Years    Years   Later
- -----------       ----     -------           ----   -----    -----   -----    -----   -----
2300 Windy Ridge
  Parkway        9.090%   $ 82,000         $   178 $  567   $   621 $   679  $   744 $79,211
2500 Windy Ridge
  Parkway        9.125%     31,502             362    397    30,743      --       --      --
Summit Green     9.875%     10,736              90     99       109     121   10,317      --
3200 Windy
  Hill Road      3.710%      9,700           9,700     --        --      --       --      --
                          ------------------------------------------------------------------
December
  31, 1993                $133,938         $10,330 $1,063   $31,473 $   800  $11,061 $79,211
                          ==================================================================
December
  31, 1992                $133,251         $ 9,013 $  630   $ 1,063 $31,473  $   800 $90,272
                          ==================================================================

         The 2300 Windy Ridge Parkway Building note is secured by the building and two additional leased commercial properties in Wildwood, which properties had a net carrying value of approximately $64,600,000 and $62,300,000 at December 31, 1992 and 1993, respectively. The note is also secured by a bank letter of credit under which $362,000 could be drawn by the lender at December 31, 1993. The note is payable interest only through August 10, 1994, after which it amortizes in equal monthly installments of $665,108 based on a 30 year amortization schedule, and matures August 10, 1999.

         The 2500 Windy Ridge Parkway Building note is secured by the building, which had a net carrying value of approximately $22,000,000 and $21,300,000 at December 31, 1992 and 1993, respectively. The note amortizes in equal monthly installments of $268,499 based on a 30 year amortization schedule, and matures June 28, 1996.

         The Summit Green Building note is secured by a leasehold mortgage on the building, which had a net carrying value of approximately $8,300,000 and $7,900,000 at December 31, 1992 and 1993, respectively. The note amortizes in equal monthly installments of $95,517 based on a 30 year amortization schedule, and matures April 1, 1998.

         The note related to the 3200 Windy Hill Road building is an unsecured line of credit under which up to $50,000,000 may be drawn. As amended and restated as of August 1, 1990, the line of credit matures September 1, 1994, but will automatically be renewed from year to year unless the lender provides a notice of non-renewal at least three months in advance of the annual renewal date. The line generally prohibits new borrowings other than those under the line, or the pledging of any assets not pledged as of August 1, 1990. The line bears a floating interest rate equal to the daily federal funds rate plus 3/4%, and there are no fees or compensating balance arrangements required under the line. Cousins and IBM have each severally guaranteed one-half of the line of credit.

         The Partnerships capitalize interest expense to property under development as required by Statement of Financial Accounting Standards No. 34. In the years ended December 31, 1991 and 1993, the Partnerships capitalized interest totaling $1,443,000 and $108,000, respectively. No interest was capitalized during the year ended December 31, 1992.

         The estimated fair value of the Partnership's $133 million and $134 million of notes payable at December 31, 1992 and 1993, respectively, is $139 million and $144 million, respectively, calculated by discounting future cash flows under the notes payable at estimated rates at which similar notes would be made currently.

8.       GROUND LEASE

         All of the land in the Summit Green development is subject to a non-subordinated ground lease expiring October 31, 2084. Lease payments commenced December 1, 1986, and are payable in monthly installments at an annual rate of approximately $322,000 per year for the first ten years. The lease rate escalates at ten year intervals commencing December 1, 1996, based on the cumulative increase in the Consumer Price Index ("Index") over the prior ten year period (subject to a 5% annual cap on the increase in such Index in any one year); or, at lessor's option, at the end of any ten year interval the property shall be appraised, and the lessee shall elect to either purchase the land for the appraised value, or pay annually during the succeeding ten year period 10% of the appraised fair market value of the land.

9.       COMBINED STATEMENTS OF CASH FLOWS-SUPPLEMENTAL
         INFORMATION

         Interest (net of amounts capitalized) was as follows ($ in thousands):

                                    1991             1992             1993
                                    ----             ----             ----
         Interest paid            $ 10,201         $ 12,038         $ 11,608

         Significant non-cash financing and investing activities included the following:

         In 1992, land parcels with an aggregate value of $4,583,000 were transferred from Land Committed To Be Contributed to Land and Property Predevelopment Costs.

         In 1993, a land parcel with a value of $926,000 was transferred from Land Committed To Be Contributed to Land and Property Predevelopment Costs. In September 1993, restaurant site parcels under construction with an aggregate value of $6,700,000 were transferred from Land and Property Predevelopment Costs to Income Producing Properties. See Notes 2 and 3.

                                                                   SCHEDULE VIII

               WILDWOOD ASSOCIATES AND GREEN VALLEY ASSOCIATES II
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
              FOR THE YEARS ENDED DECEMBER 31, 1991, 1992 AND 1993
                                ($ in thousands)

    Column A                               Column B         Column C          Column D           Column E       Column F
    --------                               --------         --------          --------           --------       --------
                                                            Additions         Additions
                                           Balance at       Charged to        Charged to                       Balance at
                                           Beginning         Costs &            Other                             End
  Description (a)                          of Period         Expenses        Accounts (b)     Deductions (c)   of Period
  ---------------                          ---------        ----------       ------------     --------------   ----------
Allowance for Possible Losses:
  Year Ended December 31, 1991              $3,000             $--               $25              $320           $2,705

Allowance for Possible Losses:
  Year Ended December 31, 1992              $2,705             $--               $18              $102           $2,621

Allowance for Possible Losses:
  Year Ended December 31, 1993              $2,621             $--               $--              $  2           $2,619

NOTES:   (a)     The allowance for possible losses provides for potential
                 writeoffs of certain tenant related assets on Wildwood
                 Associates' books.
         (b)     Additions charged to other accounts are recoveries.
         (c)     Deductions are writeoffs of tenant improvements, deferred
                 lease costs, and receivables.

                                                                     SCHEDULE IX

               WILDWOOD ASSOCIATES AND GREEN VALLEY ASSOCIATES II
                             SHORT-TERM BORROWINGS
              FOR THE YEARS ENDED DECEMBER 31, 1991, 1992 AND 1993
                                ($ in thousands)

        Column A                   Column B           Column C                 Column D          Column E          Column F
        --------                   --------           --------                 --------          --------          --------

                                                   Weighted Average          Maximum Amount   Average Amount   Weighted Average
  Category of Aggregate           Balance at       Interest Rate at           Outstanding      Outstanding      Interest Rate
  Short-Term Borrowings           End of Year        End of Year              During Year     During Year (a)  During Year (b)
  ---------------------           -----------      ----------------          --------------   ---------------  ---------------
YEAR ENDED DECEMBER 31, 1991:
  Line of Credit from Bank          $9,600               5.18%                  $10,000           $4,799            6.07%

YEAR ENDED DECEMBER 31, 1992:
  Line of Credit from Bank          $8,600               3.67%                  $ 9,650           $7,825            4.30%

YEAR ENDED DECEMBER 31, 1993:
  Line of Credit from Bank          $9,700               3.71%                  $10,000           $8,122            3.77%

NOTES:   (a)     The average borrowings were determined based on the daily
                 amounts outstanding.
         (b)     The weighted average interest rate during the year was
                 computed by dividing the actual applicable interest expense for the year by the average borrowings outstanding.

                                                                      SCHEDULE X

               WILDWOOD ASSOCIATES AND GREEN VALLEY ASSOCIATES II
                   SUPPLEMENTARY INCOME STATEMENT INFORMATION
              FOR THE YEARS ENDED DECEMBER 31, 1991, 1992 AND 1993
                                ($ in thousands)

         Column A                                                            Column B
         --------                                                            --------


                                                                 Charged to Costs and Expenses
                                                                 -----------------------------


          Item                                                        1991    1992    1993
          ----                                                        ----    ----    ----
Maintenance and repairs                                             $2,430   $2,843  $2,774
                                                                    =======================



Amortization of intangible assets and
  other deferrals (1)                                               $  997   $1,122  $1,239
                                                                    =======================



Taxes, other than payroll and income taxes                          $2,606   $2,283  $2,975
                                                                    =======================


(1) Includes amortization of deferred leasing costs, marketing expenses, financing costs, and organization expenses.

                                                                     SCHEDULE XI

               WILDWOOD ASSOCIATES AND GREEN VALLEY ASSOCIATES II
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1993
                                ($ in thousands)

Column A                       Column B      Column C                     Column D
- --------                       --------      --------                     --------
                                                                       Costs Capitalized
                                           Initial Cost                   Subsequent
                                           to Venture                   to Acquisition
                                          -----------------------      -------------------
                                                                                    Carrying
                                                                                     Costs
                                                       Buildings                   Less Cost
                                                         and           Improve-    of Sales
Description                    Encumbrances   Land     Improvements      ments      and Other
- -----------                    ------------  ------     ------------  -----------   -----------
Wildwood Office Park -
  Cobb Co., GA
    2500 Windy Ridge            $ 31,502     $ 4,414    $ 14,814      $  8,776      $   141
    2300 Windy Ridge              82,000       8,927          --        61,393        5,429
    Parkside                          --       4,274       2,553           109          (45
    3200 Windy Hill                9,700      10,503          --        65,661        5,470
    Stand Alone Retail Sites          --       7,659       1,234         2,348          108
    Land committed to
      be contributed                  --      20,059          --            --          381
    Other land and
      property                        --      11,430          --         3,327          (69)
                                -----------------------------------------------------------
                                 123,202      67,266      18,601       141,614       11,415
                                -----------------------------------------------------------

Summit Green, Greensboro, NC:
  Summit Green Phase I            10,736          --          --        10,058          259
  Other property                      --          --          --           501           --
                                -----------------------------------------------------------
                                  10,736          --          --        10,559          259
                                -----------------------------------------------------------
                                $133,938     $67,266     $18,601      $152,173      $11,674
                                ===========================================================



                                             Column E                      Column F      Column G     Column H     Column I
                                             --------                      -------       --------     --------     --------
                                        Gross Amount at Which
                                            Carried at
                                         December 31, 1993
                              ------------------------------------------
                                                                                                                     Life
                                                                                                                   Which on
                                                                                                                  Depreciation
                                                                              Accumu-                               In 1993
                                    Land            Buildings                  lated      Date of                   Income
                                  and Land             and         Total     Deprecia-   Construc-      Date       Statement
Description                     Improvements       Improvements     (a)       tion (a)     tion        Acquired   Is Computed
- -----------                     ------------       ------------    -----     ----------   --------     --------   -----------
Wildwood Office Park -
  Cobb Co., GA
    2500 Windy Ridge                $ 4,414          $ 23,731      $ 28,145   $ 6,863        1985            1985    40 Years
    2300 Windy Ridge                  8,927            66,822        75,749    14,813        1986            1986    40 Years
    Parkside                          4,230             2,661         6,891       853        1980            1986    25 Years
    3200 Windy Hill                  10,503            71,131        81,634     7,191        1989            1989    40 Years
    Stand Alone Retail Sites          8,276             3,073        11,349       577      Various      1985-1992     Various
    Land committed to
      be contributed                 20,440                --        20,440        --        --         1985-1986          --
    Other land and
      property                       11,639             3,049        14,688       229      Various      1985-1986     Various
                                    -------------------------------------------------
                                     68,429           170,467       238,896    30,526
                                    -------------------------------------------------

Summit Green, Greensboro, NC:
  Summit Green Phase I                   --            10,317        10,317     2,406        1986            1986    40 Years
  Other property                         --               501           501        --        1986            1986          --
                                    -------------------------------------------------
                                         --            10,818        10,818     2,406
                                    -------------------------------------------------
                                    $68,429          $181,285      $249,714   $32,932
                                    =================================================


NOTE:    (a)     Reconciliations of total real estate carrying value and
accumulated depreciation for the three years ended December 31, 1993 are as follows:

                                                        Real Estate                       Accumulated Depreciation
                                            ----------------------------------      --------------------------------------
                                              1991        1992          1993          1991            1992           1993
                                            --------    --------      --------      -------         -------        -------
Balance at beginning of period              $231,710    $244,212      $246,472      $14,223         $20,510        $26,039
Additions during the period:
  Improvements, and other
    capitalized costs                         12,502       3,747         3,242           --              --             --
  Provisions for depreciation                     --          --            --        6,287           6,956          6,893
Deductions during the period:
  Retirement of fully depreciated
    assets and writeoffs                          --      (1,487)           --           --          (1,427)            --
                                            ----------------------------------      --------------------------------------
Balance at close of period                  $244,212    $246,472      $249,714      $20,510         $26,039        $32,932
                                            ==================================      ======================================


                         REPORT OF INDEPENDENT AUDITORS




TO THE PARTNERS OF
CSC ASSOCIATES, L.P. (A LIMITED PARTNERSHIP)


We have audited the accompanying balance sheets of CSC Associates, L.P. (the Partnership) as of December 31, 1992 and 1993, and the related statements of operations, partners' capital, and cash flows for each of the three years in the period ended December 31, 1993. Our audits also included the financial statement schedules of CSC Associates, L.P. listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statement and schedules based on our audits. We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for opinion. In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CSC Associates, L.P. at December 31, 1992 and 1993, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                                                   Ernst & Young

Atlanta, Georgia
February 4, 1994

                              CSC ASSOCIATES, L.P.
                                 BALANCE SHEETS
                           DECEMBER 31, 1992 AND 1993
                                ($ in thousands)


                                     ASSETS

                                                                       1992            1993
                                                                       ----            ----
REAL ESTATE ASSETS:
  Building and improvements, including land and
    land improvements of $22,082 and $22,818 in
    1992 and 1993, respectively                                      $195,681        $200,781
  Accumulated depreciation                                             (3,463)         (9,176)
                                                                     ------------------------
                                                                      192,218         191,605
                                                                     ------------------------
CASH                                                                       --             965
                                                                     ------------------------

OTHER ASSETS:

  Deferred expenses, net of accumulated amortization
    of $1,124 and $1,663 in 1992 and 1993, respectively                 9,808           8,612
  Receivables (Note 3)                                                  2,230           5,522
  Furniture, fixtures and equipment, net of accumulated
    depreciation of $190 and $502 in 1992 and 1993,
    respectively                                                        1,330           1,434
  Other                                                                    27              37
                                                                     ------------------------
         Total other assets                                            13,395          15,605
                                                                     ------------------------
                                                                     $205,613        $208,175
                                                                     ========================

                       LIABILITIES AND PARTNERS' CAPITAL

NOTES PAYABLE (Note 4)                                               $163,513        $     --

RETAINAGE, ACCOUNTS PAYABLE AND ACCRUED
  LIABILITIES                                                           6,500           2,322
                                                                     ------------------------
         Total liabilities                                            170,013           2,322
                                                                     ------------------------
PARTNERS' CAPITAL (Note 1)                                             35,600         205,853
                                                                     ------------------------
                                                                     $205,613        $208,175
                                                                     ========================

The accompanying notes are an integral part of these balance sheets.

                              CSC ASSOCIATES, L.P.
                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1991, 1992 AND 1993
                                ($ in thousands)

                                                                         1991       1992       1993
                                                                         ----       ----       ----
REVENUES:
  Rental income and recovery of expenses
    charged directly to specific tenants                                 $ --     $19,831    $27,810

OPERATING EXPENSES:
  Real estate taxes                                                        --       1,468      3,673
  Utilities                                                                --       1,072      1,317
  Management and personnel costs                                           --       1,013      1,311
  Cleaning                                                                 --         763      1,042
  Contract security                                                        --         360        419
  Repairs and maintenance                                                  --         192        258
  Elevator                                                                 --          11        193
  Parking                                                                  --         144        186
  Insurance                                                                --         101        111
  Grounds maintenance                                                      --          41         90
                                                                        ----------------------------
         Total operating expenses                                          --       5,165      8,600
                                                                        ----------------------------

OTHER EXPENSES:
  Interest expense                                                         --      12,318     12,317
  Depreciation and amortization                                            40       4,448      7,182
  Marketing and other expenses                                             --         315        174
  General and administrative expenses                                      --          29          8
                                                                        ----------------------------
         Total other expenses                                              40      17,110     19,681
                                                                        ----------------------------
         Total expenses                                                    40      22,275     28,281
                                                                        ----------------------------

CAPITALIZED OPERATIONS                                                     --       1,392         --
                                                                        ----------------------------

LOSS BEFORE EXTRAORDINARY ITEM                                            (40)     (1,052)      (471)

EXTRAORDINARY ITEM (Note 4)                                                --          --       (723)
                                                                        ----------------------------

NET LOSS                                                                $ (40)   $ (1,052)  $ (1,194)
                                                                        ============================

The accompanying notes are an integral part of these statements.

                              CSC ASSOCIATES, L.P.
                        STATEMENTS OF PARTNERS' CAPITAL
              FOR THE YEARS ENDED DECEMBER 31, 1991, 1992 AND 1993
                                ($ in thousands)


BALANCE, December 31, 1990                                          $ 36,692

         Net loss                                                        (40)
                                                                    --------

BALANCE, December 31, 1991                                            36,652

         Net loss                                                     (1,052)
                                                                    --------

BALANCE, December 31, 1992                                            35,600

         Capital contributions                                       173,347
         Distributions                                                (1,900)
         Net loss                                                     (1,194)
                                                                    --------

BALANCE, December 31, 1993                                          $205,853
                                                                    ========


The accompanying notes are an integral part of these statements.

                              CSC ASSOCIATES, L.P.
                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1991, 1992 AND 1993
                                ($ in thousands)
                                    (Note 6)

                                                                           1991           1992          1993
                                                                          ------         ------        ------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                              $     (40)     $  (1,052)   $   (1,194)
  Extraordinary item (Note 4)                                                  --             --           723
  Adjustments to reconcile net loss to
    net cash provided by operating activities:
      Depreciation and amortization                                            40          4,448         7,182
      Rental revenue recognized on straight-line
         basis in excess of rental revenue
         specified in the lease agreements                                     --         (2,047)       (3,333)
      Change in other receivables and
         other assets                                                          --           (210)           31
      Change in accounts payable and
         accrued liabilities related to operations                             --          2,815        (1,016)
                                                                         -------------------------------------
Net cash provided by operating activities                                      --          3,954         2,393
                                                                         -------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to building and improvements                                  (95,895)       (52,169)       (7,242)
  Payments for deferred expenses and furniture,
    fixtures and equipment                                                 (1,600)        (7,325)       (2,120)
                                                                         -------------------------------------
Net cash used in investing activities                                     (97,495)       (59,494)       (9,362)
                                                                         -------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from construction loan                                         108,014         55,499         4,533
  Repayment of construction loan                                               --             --      (168,046)
  Net change in borrowings under line of credit                           (10,482)            --            --
  Capital contributions                                                        --             --       173,347
  Partnership distributions                                                    --             --        (1,900)
                                                                         -------------------------------------
Net cash provided by financing activities                                  97,532         55,499         7,934
                                                                         -------------------------------------

NET INCREASE (DECREASE) IN CASH                                                37            (41)          965

CASH AT BEGINNING OF YEAR                                                       4             41            --
                                                                         -------------------------------------

CASH AT END OF YEAR                                                      $     41       $     --     $     965
                                                                         =====================================


The accompanying notes are an integral part of these statements.

                              CSC ASSOCIATES, L.P.
                         NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31 1991, 1992 AND 1993

1.       FORMATION OF THE PARTNERSHIP AND TERMS OF THE PARTNERSHIP AGREEMENT

         CSC Associates, L.P. ("CSC," or the "Partnership") was formed under the terms of a Partnership Agreement effective September 29, 1989. C&S Premises, Inc. ("Premises"), a wholly owned subsidiary of C&S/Sovran Corporation (the "Holding Corporation"), and Cousins Properties Incorporated ("CPI"), each own a 1% general partnership and a 49% limited partnership interest in the Partnership. The Holding Corporation became a wholly owned subsidiary of NationsBank Corporation on December 31, 1991. The Partnership was formed for the purpose of developing and owning a 1.4 million gross square foot office tower in downtown Atlanta, Georgia (the "Building"), which is the Atlanta headquarters of NationsBank Corporation.

         The Partnership Agreement and related documents (the "Agreements") contain among other provisions, the following:

         a.      CPI is the Managing Partner.

         b. CPI is obligated to contribute a total of $18.2 million cash to the Partnership, all of which has been contributed. Premises is obligated to contribute land parcels to the Partnership having an aggregate agreed upon value of $18.2 million, all of which has been contributed, which property value, in the opinion of the partners, is equal to the estimated fair market value of the land at the time of formation of the Partnership. In October 1993, the partners each contributed an additional $86.7 million.

         c.      No interest is earned on partnership capital.

         d. Net income or loss and cash distributions are allocated to the partners based on their percentage interests (50% each), subject to a preference to CPI. The CPI preference is $2.5 million, and accrues to CPI, with interest at 9% to the extent unpaid, over the period February 1, 1992 through January 31, 1995. The partners have agreed that until cumulative retained earnings (before considering distributions), exceed zero, distributions will be based on their percentage interests. Thereafter, CPI will be allocated its preference, to the extent earned, with amounts above the preference amount allocated based on the partners' percentage interests.

2.       SIGNIFICANT ACCOUNTING POLICIES

CAPITALIZATION POLICIES

         All costs related to planning, development and construction of the Building, and expenditures for the Building prior to the date it became operational for financial statement purposes, have been capitalized. Interest expense, amortization of financing costs, and real estate taxes were also capitalized while the Building was under development.

         The accompanying financial statements reflect revenues and expenses subsequent to February 1, 1992, the date the first lease in the building commenced. For financial reporting purposes, the Building was considered operational on June 1, 1992. Capitalized operations in the accompanying statement of operations represent revenues of $4,849,000 and expenses of $6,241,000 which were capitalized for the period February 1, 1992 through May 31, 1992.

DEPRECIATION AND AMORTIZATION

         Depreciation of the Building commenced the date the Building became operational for financial statement purposes and the Building is being depreciated over 40 years. Leasehold and tenant improvements are amortized over the life of the leases or useful life of the assets, whichever is shorter. Furniture, fixtures, and equipment are depreciated over 5 years. Deferred expenses which include organizational costs, certain marketing and leasing costs, and loan acquisition costs are amortized over the period of estimated benefit. The straight line method is used for all depreciation and amortization.

INCOME TAXES

         No provision has been made for federal or state income taxes because each partner's proportionate share of income or loss from the Partnership will be passed through to be included on each partner's separate tax return.

RENTAL INCOME

         In accordance with Statement of Financial Accounting Standards No. 13 ("SFAS No. 13"), income on leases which include increases in rental rates over the lease term is recognized on a straight-line basis.

PRESENTATION

         Certain 1992 amounts have been reclassified to conform with the 1993 presentation.

3.       LEASES

         The Partnership has leased office space to the Holding Corporation, as well as to unrelated third parties. The lease with the Holding Corporation is at rates comparable to those quoted to third parties. The leases contain escalation provisions and provisions requiring tenants to pay a pro rata share of operating expenses. The leases typically include renewal options and all are classified and accounted for as operating leases.

         At December 31, 1993, future minimum rentals to be received under existing non-cancelable leases, including tenants' current pro rata share of operating expenses, are as follows ($ in thousands):

                                                Lease          Leases
                                                 With           With
                                               Holding         Third
                                             Corporation      Parties     Total
                                             -----------      -------     -----
1994                                          $ 14,145       $ 10,534   $ 24,679
1995                                            14,697         11,997     26,694
1996                                            15,091         12,331     27,422
1997                                            15,091         12,777     27,868
1998                                            15,091         13,022     28,113
Subsequent to 1998                             202,476        110,899    313,375
                                              ----------------------------------
                                              $276,591       $171,560   $448,151
                                              ==================================

         In the years ended December 31, 1992 and 1993, income recognized on a straight-line basis exceeded income which would have accrued in accordance with the lease terms by $2,047,000 and $3,333,000, respectively. At December 31, 1992 and 1993, receivables which related to the cumulative excess of revenues recognized in accordance with SFAS No. 13 over revenues which accrued in accordance with the actual lease agreements totaled $2,047,000 and $5,380,000, respectively. Of that amount, 28% was related to leases with the Holding Corporation.

4.       NOTES PAYABLE

         At December 31, 1992, notes payable consisted solely of the amount borrowed under a Construction Loan Agreement with six banks under which a maximum of $210 million could have been drawn. On October 29, 1993, using capital contributions made by each partner, the Partnership paid off this note payable, which had an outstanding balance of $168 million. Approximately $723,000 of deferred loan costs were written off due to the early extinguishment of this note payable and is classified as an Extraordinary Item in the accompanying Statements of Operations. The Construction Loan was payable interest only monthly and had a floating interest rate equal to LIBOR plus the Applicable Spread Rate. The Applicable Spread Rate was .85% through May 29, 1992, and .70% through December 31, 1992. The Applicable Spread Rate was reduced to .65% effective January 1, 1993 and .60% effective February 1, 1993 to maturity.

         The Partnership entered into an interest rate swap agreement with an affiliate of Premises which effectively fixed LIBOR at 8.45% through September 1993. The face amount of the swap increased over time in amounts corresponding to the projected increases in the Construction Loan balance.

         The Partnership has an unsecured $20 million line of credit provided by an affiliate of Premises. Interest on the line is paid at a floating rate (3.8% weighted average rate in December 1993), and interest only is payable through July 31, 1994, at which time the entire outstanding balance is due. There were no borrowings under the line at December 31, 1993.

         For the years ended December 31, 1991 and 1992, the Partnership capitalized interest expense totaling $5,749,000, and $4,591,000, respectively, including $3,853,000 capitalized as part of capitalized operations in 1992.

5.       RELATED PARTIES

         The Partnership has engaged an affiliate of CPI, Cousins Real Estate Corporation ("CREC"), to develop and lease the Building and has engaged Cousins Management, Inc. ("CMI") to manage the Building. In November 1992, CPI purchased the assets of CMI and assumed all responsibilities under the management agreement. During 1991, 1992 and 1993, fees to CREC, CMI, and CPI incurred by the Partnership were as follows ($ in thousands):

                                                       1991         1992       1993
                                                      ------      ------     ------
Development and tenant construction fees              $2,252      $1,547     $   58
Leasing and procurement fees                              --       1,145        684
Management fees                                           --         444        610
                                                      -----------------------------
                                                      $2,252      $3,136     $1,352
                                                      =============================

6.       STATEMENTS OF CASH FLOWS - SIGNIFICANT NON-CASH
         TRANSACTIONS

         In February 1992, the office building under construction with a book value of $167,511,000 was transferred to Buildings and Improvements. In 1991 and 1993, there were no significant non-cash transactions. Interest paid net of amounts capitalized was $8,007,000 and $13,387,000 in 1992 and 1993, respectively.

                                                                     SCHEDULE IX

                              CSC ASSOCIATES, L.P.
                             SHORT-TERM BORROWINGS
              FOR THE YEARS ENDED DECEMBER 31, 1991, 1992 AND 1993
                                ($ in thousands)


         Column A                  Column B            Column C                 Column D          Column E        Column F
         --------                  --------            --------                 --------          --------        --------
                                                   Weighted Average          Maximum Amount    Average Amount  Weighted Average
  Category of Aggregate           Balance at       Interest Rate at           Outstanding       Outstanding     Interest Rate
  Short-Term Borrowings           End of Year         End of Year             During Year     During Year (a)  During Year (b)
  ---------------------           -----------      ----------------          --------------   ---------------  ---------------
YEAR ENDED DECEMBER 31, 1991:
  Line of Credit from Bank            $--                 5.3%                 $18,764,384     $10,689,039          6.8%

YEAR ENDED DECEMBER 31, 1992:
  Line of Credit from Bank            $--                 3.8%                 $15,100,000     $ 3,969,904          4.7%

YEAR ENDED DECEMBER 31, 1993:
  Line of Credit from Bank            $--                 3.8%                 $ 5,840,000     $ 2,515,315          3.9%


NOTES:   (a)     The average borrowings were determined based on the daily
                 amounts outstanding.

         (b) The weighted average interest rate during the year was computed by dividing the actual applicable interest expense for the year by the average borrowings outstanding.

                                                                      SCHEDULE X

                              CSC ASSOCIATES, L.P.
                   SUPPLEMENTARY INCOME STATEMENT INFORMATION
               FOR THE YEARS ENDED DECEMBER 31, 1992 and 1993 (1)
                                ($ in thousands)




         Column A                                     Column B
         --------                                     --------


                                           Charged to Costs and Expense
                                           ----------------------------


         Item                                  1992            1993
         ----                                  ----            ----
Maintenance and repairs                       $ --(2)         $  451
                                              ======================



Amortization of intangible assets and
         other deferrals (3)                  $706            $1,185
                                              ======================


Taxes, other than payroll and income taxes    $727            $3,673
                                              ======================


(1) All expenses were capitalized into the Building prior to June 1, 1992, the date it became operational for financial reporting purposes.

(2)      This item was less than 1% of revenues in the year indicated.

(3) Includes amortization of deferred leasing costs, marketing expenses, financing costs, and organization expenses.

                              CSC ASSOCIATES, L.P.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1993
                                ($ in thousands)


     Column A                Column B        Column C              Column D                      Column E               Column F
     --------                --------        --------              --------                      --------               --------
                                                               Costs Capitalized          Gross Amount at Which
                                           Initial Cost           Subsequent                    Carried at
                                            to Venture          to Acquisition              December 31, 1993
                                          ------------------  -------------------   ---------------------------------
                                                                         Carrying
                                                                          Costs                                           Accumu-
                                                  Buildings             Less Cost       Land        Buildings             lated
                                                     and      Improve-   of Sales     and Land         and      Total    Deprecia-
Description                Encumbrances   Land  Improvements   ments    and Other   Improvements  Improvements   (a)     tion (a)
- -----------                ------------   ----  ------------  --------  ---------   ------------  ------------  -----    --------
NationsBank Plaza
  Atlanta, Georgia           $    --    $ 18,200   $    --    $172,132   $10,449       $18,777       $182,004  $200,781    $9,176


                            Column G    Column H   Column I
                            --------    --------   --------
                                                     Life on
                                                    Which De-
                                                    preciation
                                                     In 1993
                            Date of                  Income
                            Construc-     Date      Statement
Description                   tion      Acquired    Is Computed
- --------------------------  ---------   --------    -----------
NationsBank Plaza
  Atlanta, Georgia          1990-1992      1990         40



NOTE:   (a) Reconciliations of total real estate carrying value and accumulated depreciation for the three years ended December 31,
        1993 areas follows:

                                                                   Real Estate                         Accumulated Depreciation
                                                      ------------------------------------           -----------------------------
                                                        1991         1992           1993             1991       1992        1993
                                                      --------    ---------      ---------           -----     ------      -------
Balance at beginning of period                        $ 60,529    $ 164,997      $ 195,681           $ --      $   --      $ 3,463
Improvements and other capitalized costs               104,468       30,684          5,100             --          --           --
Provision for depreciation                                  --           --             --             --       3,463        5,713

Balance at close of period                            $164,997    $ 195,681      $ 200,781           $ --      $3,463      $ 9,176
