Form 10-Q
period 1994-09-30
COUSINS PROPERTIES INC
filed 1994-11-10
CIK 25232

SECURITIES AND EXCHANGE COMMISSION


                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended September 30, 1994              Commission file number 0-3576






                         COUSINS PROPERTIES INCORPORATED
                              A GEORGIA CORPORATION
                 I.R.S.  EMPLOYER IDENTIFICATION NO.  58-086952
                            2500 WINDY RIDGE PARKWAY
                           ATLANTA, GEORGIA 30339-5683
                            TELEPHONE:  404-955-2200






  Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and has been subject to such filing requirements for the past 90 days.


  At October 31, 1994, 27,842,991 shares of common stock of the Registrant were outstanding.

            COUSINS PROPERTIES INCORPORATED AND CONSOLIDATED ENTITIES
                           CONSOLIDATED BALANCE SHEETS
                   ($ in thousands, except per share amounts)

                                             DECEMBER 31,  SEPTEMBER 30,
                                                 1993          1994
                                             ------------  -------------
                                                           (Unaudited)
ASSETS
PROPERTIES:
 Operating properties                           $ 68,779    $ 93,863
 Land held for investment or future development   23,877      20,389
 Projects under construction                      14,556      11,637
 Residential lots under development                1,040       6,561
 Less:  accumulated depreciation                  (9,418)    (11,293)
                                                 -------    --------
  Total properties                                98,834     121,157
                                                 -------    --------
CASH AND CASH EQUIVALENTS, at cost which
 approximates market                              31,684       3,106
INVESTMENT IN GOVERNMENT AGENCY
 SECURITIES, at cost which approximates market     1,269         651
NOTES AND OTHER RECEIVABLES                       68,186      51,856
INVESTMENT IN UNCONSOLIDATED JOINT VENTURES      115,252     125,937
OTHER ASSETS                                       4,477       5,189
                                                --------    --------
   TOTAL ASSETS                                 $319,702    $307,896
                                                ========    ========
LIABILITIES AND STOCKHOLDERS' INVESTMENT

NOTES PAYABLE                                   $ 35,151    $ 20,145
ACCOUNTS PAYABLE AND ACCRUED LIABILITIES           9,925      11,967
MINORITY INTERESTS IN CONSOLIDATED ENTITIES        3,648       3,561
DEPOSITS AND DEFERRED INCOME                         421         873
                                                --------    --------
   TOTAL LIABILITIES                              49,145      36,546
                                                --------    --------

STOCKHOLDERS' INVESTMENT
 Common stock, $1 par value, authorized
  50,000,000 shares; issued 27,830,631
  shares at December 31, 1993 and 27,842,991
  shares at September 30, 1994                    27,831      27,843
 Additional paid-in capital                      147,018     147,187
 Cumulative undistributed net income              95,708      96,320
                                                --------    --------
   TOTAL STOCKHOLDERS' INVESTMENT                270,557     271,350
                                                --------    --------
   TOTAL LIABILITIES AND STOCKHOLDERS'
    INVESTMENT                                  $319,702    $307,896
                                                ========    ========


The accompanying notes are an integral part of these consolidated balance sheets.

            COUSINS PROPERTIES INCORPORATED AND CONSOLIDATED ENTITIES
                        CONSOLIDATED STATEMENTS OF INCOME
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1993 AND 1994
                                   (UNAUDITED)
                   ($ in thousands, except per share amounts)

                                        THREE MONTHS          NINE MONTHS
                                     ENDED SEPTEMBER 30,  ENDED SEPTEMBER 30,
                                     -------------------  -------------------
                                        1993    1994         1993    1994
                                       ------  ------       ------  ------
REVENUES:
 Rental property revenues               $1,715   $ 3,507    $ 4,810  $ 8,957
 Development and construction fees         195       148        611      564
 Management fees                           504       522      1,487    1,539
 Leasing and other fees                  1,065       425      2,134    1,422
 Residential lot and outparcel sales        --     2,389         --    2,959
 Interest and other                      1,507     1,156      4,955    4,964
                                        ------    ------    -------  -------
                                         4,986     8,147     13,997   20,405
                                        ------    ------    -------  -------
INCOME FROM UNCONSOLIDATED JOINT
 VENTURES                                  494     3,335      2,080    9,350
                                        ------    ------    -------  -------
COSTS AND EXPENSES:
 Rental property operating expenses        541       798      1,651    2,293
 General and administrative expenses     1,750     1,825      5,275    5,924
 Depreciation and amortization           1,018     1,065      2,370    2,770
 Leasing and other commissions              94         3        156       61
 Stock appreciation right expense          236       380        806      184
 Residential lot and outparcel cost
  of sales                                  --     2,172         --    2,657
 Interest expense                           --        10         --      348
 Property taxes on undeveloped land        129       554        374      860
 Other                                     442       383        724      701
                                        ------    ------    -------  -------
                                         4,210     7,190     11,356   15,798
                                        ------    ------    -------  -------
INCOME FROM OPERATIONS BEFORE INCOME
 TAXES AND GAIN ON SALE OF INVESTMENT
 PROPERTIES                              1,270     4,292      4,721   13,957

PROVISION (BENEFIT) FOR INCOME TAXES
  FROM OPERATIONS                         (442)     (165)      (885)   (112)
                                        ------    ------    -------  -------
INCOME BEFORE GAIN ON SALE OF
 INVESTMENT PROPERTIES                   1,712     4,457      5,606   14,069
GAIN ON SALE OF INVESTMENT PROPERTIES,
 NET OF APPLICABLE INCOME TAX PROVISION  1,201     1,677      1,927    4,919
                                        ------    ------    -------  -------
NET INCOME                              $2,913    $6,134    $ 7,533  $18,988
                                        ======    ======    =======  =======

INCOME PER SHARE:
 From operations before gain on sale
  of investment properties              $  .08    $  .16    $   .26  $   .50
 From gain on sale of investment
  properties, net of applicable
  income tax provision                     .05       .06        .09      .18
                                        ------    ------    -------  -------
NET INCOME PER SHARE                    $  .13    $  .22    $   .35  $   .68
                                        ======    ======    =======  =======
CASH DIVIDENDS DECLARED PER SHARE       $  .17    $  .22    $   .51  $   .66
                                        ======    ======    =======  =======


The accompanying notes are an integral part of these consolidated statements.

            COUSINS PROPERTIES INCORPORATED AND CONSOLIDATED ENTITIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1993 AND 1994
                                   (UNAUDITED)
                                ($ in thousands)

                                                            1993     1994
                                                           ------   ------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Income from operations before gain on
  sale of investment properties                            $ 5,606   $14,069
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization, net of minority
    interests' share                                         2,370     2,723
   Stock appreciation right expense                            806       184
   Cash charges to expense accrual for stock
    appreciation rights                                       (138)      (48)
   Rental revenue recognized on straight-line basis
    in excess of rental revenue specified in
    lease agreements                                          (309)     (164)
   Other non-cash charges                                      310        --
   Deferred income received                                    297       691
   Deferred income recognized                                 (186)     (301)
   Income from unconsolidated joint ventures                (2,080)   (9,350)
   Operating distributions from unconsolidated joint
    ventures                                                 4,719    12,592
   Residential lot and outparcel cost of sales                  --     2,629
   Changes in other operating assets and liabilities:
     Change in other receivables                               186      (281)
     Change in accounts payable and accrued liabilities      2,019     2,160
                                                           -------   -------
Net cash provided by operating activities                   13,600    24,904
CASH FLOWS FROM INVESTING ACTIVITIES:
 Gain on sale of investment properties, net of
  applicable income tax provision                            1,927     4,919
 Adjustments to reconcile gain on sale of investment
  properties to net cash provided by sales activities:
   Cost of sales                                             1,444     2,844
   Deposits and deferred income received                        --        --
   Deposits and deferred income applied                     (3,370)       --
 Investment in unconsolidated joint ventures                  (486)  (16,100)
 Non-operating distributions from unconsolidated joint
  ventures                                                      --       586
 Property acquisition and development expenditures         (19,026)  (28,541)
 Principal payments received on government agency
  securities                                                   510       618
 Investment in notes receivable                               (718)  (28,043)
 Collection of notes receivable                                264    44,926
 Change in other assets, net                                  (926)   (1,386)
                                                           -------   -------
Net cash used in investing activities                      (20,381)  (20,177)
                                                           -------   -------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Dividends paid                                            (11,081)  (18,376)
 Proceeds from lines of credit                                  --    47,486
 Repayment of lines of credit                                   --   (46,369)
 Common stock issued                                            47        77
 Proceeds from other notes payable                              15       841
Repayment of other notes payable                               (30)  (16,964)
                                                           -------   -------
Net cash used in financing activities                      (11,049)  (33,305)
                                                           -------   -------
NET DECREASE IN CASH AND CASH EQUIVALENTS                  (17,830)  (28,578)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD            31,033    31,684
                                                           -------   -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $13,203   $ 3,106
                                                           =======   =======

The accompanying notes are an integral part of these consolidated statements.

            COUSINS PROPERTIES INCORPORATED AND CONSOLIDATED ENTITIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1994
                                   (UNAUDITED)



1.   BASIS OF PRESENTATION

     The Consolidated Financial Statements include the accounts of Cousins Properties Incorporated ("Cousins") and its majority owned partnerships, as well as Cousins Real Estate Corporation ("CREC") and its subsidiaries. All of the entities included in the Consolidated Financial Statements are hereinafter referred to collectively as the "Company."
     Cousins has elected to be taxed as a real estate investment trust ("REIT"), and intends to distribute 100% of its federal taxable income to stockholders, thereby eliminating any liability for future corporate federal income taxes. Therefore, the results included herein do not include a federal income tax provision for Cousins. However, CREC and its subsidiaries are taxed separately from Cousins as a regular corporation. Accordingly, the Consolidated Statements of Income include a provision (benefit) for CREC's income taxes.
     The Consolidated Financial Statements were prepared by the Company without audit, but in the opinion of management reflect all adjustments necessary for the fair presentation of the Company's financial position as of September 30, 1994, and results of operations for the nine month periods ended September 30, 1993 and 1994. Results of operations for the interim 1994 period are not necessarily indicative of results expected for the full year. While certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, the Company believes that the disclosures herein are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1993. The accounting policies employed are the same as those shown in Note 1 to the Consolidated Financial Statements on Form 10-K.
2.   SUPPLEMENTAL INFORMATION CONCERNING CASH FLOWS

     Interest (net of $245,000 and $741,000 capitalized in 1993 and 1994, respectively) and income taxes paid were as follows for the nine months ended September 30, 1993 and 1994 ($ in thousands):

                                  1993      1994
                                  ----      ----

          Interest paid           $ --      $294
          Income taxes paid       $ 68      $ 29



     Significant non-cash investing activities included the transfer in May 1994 of Phase I of North Point Market (approximately $18,641,000) from Projects Under Construction to Operating Properties; the transfer in August 1994 of Phase II of North Point Market (approximately $941,000) from Land Held for Investment or Future Development to Projects Under Construction (see Note 5); and the distribution from Norfolk Hotel Associates of a 50% interest (approximately $1,589,000) in a long-term parking agreement with an adjacent building owner (see Note 4).
3.   LINE OF CREDIT

     In July 1994, the Company entered into a line of credit with two commercial banks. The initial line was for $60 million, which increased to $75 million on October 1, 1994 and will increase to $100 million on January 1, 1995. The line bears interest tied to the Federal Funds rate, matures September 30, 1996, and is secured by the Company's partnership interest in CSC Associates, L.P. The Company paid off its First Union Tower line of credit with borrowings under the new line. Borrowings under the line at September 30, 1994, were $18.6 million.
4.   NORFOLK HOTEL ASSOCIATES

     In July 1994, Norfolk Hotel Associates ("NHA") distributed to each partner a 50% interest in a parking agreement held by NHA (see Note 5 of "Notes to Consolidated Financial Statements" in the Company's annual report on Form 10-K for the year ended December 31, 1993). The Company has entered into an agreement to sell its 50% interest in the parking agreement for $2 million in July 1996, which would result in a profit to the Company of approximately $411,000. Additionally, in July 1994, each partner contributed $2 million to NHA to pay down $4 million in debt.
5.   DEVELOPMENT ACTIVITIES

     CC-JM II ASSOCIATES
       In September 1994, the Company entered into a joint venture, CC-JM II Associates, with Carr Realty Corporation, each as 50% partners, to develop and own a 224,000 square foot office building in suburban Washington, D.C. The building will be 100% leased for 15 years to Booz-Allen & Hamilton, an international consulting firm, as a part of its corporate headquarters campus, and is scheduled to be completed in the first quarter of 1996. Each partner contributed $1.3 million to the venture during the third quarter.
     LOVEJOY STATION
       In September 1994, the Company purchased 12 acres of land located in suburban Atlanta, Georgia for $1.4 million on which Lovejoy Station, a 75,000 square foot shopping center, is being developed. The center is scheduled to be completed in mid-1995.
     NORTH POINT MARKET - PHASE II
       In August 1994, North Point Market Associates, L.P. ("NPMA") commenced construction of North Point Market - Phase II (see Note 8 of "Notes to Consolidated Financial Statements" in the Company's annual report on Form 10-K for the year ended December 31, 1993). In connection with the commencement of construction, NPMA sold 10.8 acres of land in Phase II to Dayton Hudson Corporation, which is developing a Target store on the site. The Company's share of the gain on the sale was $1.7 million. This sale is being treated as a tax free exchange and as a result, the proceeds ($3.0 million) from the sale have been funded into a third party agent's escrow account pending reinvestment within six months. North Point Market - Phase II will contain approximately 176,000 square feet, of which approximately 60,000 square feet will be owned by NPMA, and is scheduled to be completed in mid-1995.

PART I.  FINANCIAL INFORMATION

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations for the Three and Nine Months Ended September 30, 1993 and 1994.

RESULTS OF OPERATIONS:

     RENTAL PROPERTY REVENUES AND OPERATING EXPENSES, AND DEPRECIATION AND AMORTIZATION. Rental property revenues were approximately $1,792,000 and $4,147,000 higher in the three and nine month 1994 periods, respectively. The increases were primarily due to rental revenues from Perimeter Expo ($880,000 and $2,289,000 in the three and nine month 1994 periods, respectively), a retail power center which became operational in December 1993, and North Point Market Phase I ($653,000 and $891,000 in the three and nine month 1994 periods, respectively), a retail power center that became operational in May 1994. Also, $124,000 and $304,000 of the increase in the three and nine month 1994 periods, respectively, was due to rental revenue from 11 acres of the Georgia Highway 400 land being ground leased to free standing users. Approximately 6 acres of leases began generating income during the fourth quarter of 1993, with the remaining 5 acres of leases beginning throughout the nine month 1994 period. In addition, $201,000 and $633,000 of rental revenue in the three and nine month 1994 periods, respectively, was received from a tenant which occupies 60% of the 3301 Windy Ridge Parkway Building, a Company wholly owned building in Wildwood Office Park; this building was not occupied in the nine month 1993 period. The lease for this building has options permitting the tenant to expand its occupancy to the remainder of the building over the next several years, and the first such option for an additional 10% of the space has been exercised for occupancy in the fourth quarter of 1994. The increased rental property operating expenses and depreciation and amortization in the three and nine month 1994 periods were primarily related to the occupancy of these projects in 1994.
     LEASING AND OTHER FEES. Leasing and other fees were $640,000 and $712,000 lower in the three and nine month 1994 periods, respectively, primarily due to decreases of $647,000 and $675,000 in the three and nine month 1994 periods, respectively, in retail leasing fees received from third party development. In addition, leasing fee income from NationsBank Plaza decreased $168,000 in the nine month 1994 period. These decreases were partially offset by increases of $25,000 and $145,000 in the three and nine month 1994 periods, respectively, in leasing fee income related to Wildwood Office Park.
     RESIDENTIAL LOT AND OUTPARCEL SALES AND COST OF SALES. CREC began developing residential lots in its Brown's Farm development in the fourth quarter of 1993, and has sold 55 out of 73 lots in Phase I (of which 42 were sold during the third quarter of 1994). Brown's Farm is located in suburban Atlanta, Georgia. CREC has also commenced development of three other residential lot development projects in suburban Atlanta, Georgia.
     Additionally, in July 1994, a CREC subsidiary sold a .9 acre outparcel site in Presidential Market (see Note 8 of "Notes to Consolidated Financial Statements" in the Company's annual report on Form 10-K for the year ended December 31, 1993).
     INTEREST AND OTHER REVENUE. Interest and other revenue was $351,000 lower in the three month 1994 period. The decrease was primarily due to the 9.1% mortgage notes guaranteed by the AT&T Master Pension Trust totaling $39.9 million being repaid to the Company upon their maturity in June 1994. Interest income of $916,000 was recognized from these notes in the three month 1993 period. Additionally, interest income decreased due to lower cash balances in 1994. These two decreases were partially offset by $235,000 of interest income recognized on the 650 Massachusetts Avenue mortgage notes acquired in March 1994 (see Note 11 of "Notes to Consolidated Financial Statements" in the Company's annual report on Form 10-K for the year ended December 31, 1993).
     INCOME FROM UNCONSOLIDATED JOINT VENTURES. (All amounts reflect the Company's share of joint venture income.) Income from unconsolidated joint ventures increased $2,841,000 and $7,270,000 in the three and nine month 1994 periods, respectively. These increases were primarily due to $2,442,000 and $6,707,000 increased income from CSC Associates, L.P., in the three and nine month periods, respectively, which resulted primarily from the repayment of the debt on NationsBank Plaza in October 1993. Income from Wildwood Associates increased $142,000 and $439,000 in the three and nine month 1994 periods, respectively, due to leaseup of the Wildwood 3200 office building and increased rental revenue from certain ground lease sites which began generating rental revenue during the fourth quarter of 1993 and second quarter of 1994. Income from Haywood Mall Associates increased $265,000 and $203,000 in the three and nine month 1994 periods, respectively, primarily due to the elimination of interest expense upon prepayment of its mortgage debt with $10 million of equity contributed by each partner. The increase in income from Haywood Mall Associates in the nine month 1994 period was partially offset by a $340,000 charge incurred related to the prepayment of its mortgage debt. Also, joint venture income in the second quarter of 1993 was favorably impacted by a $460,000 gain recognized upon the sale of the Omni Norfolk Hotel by Norfolk Hotel Associates.
     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $75,000 and $649,000 in the three and nine month 1994 periods, respectively, primarily because of personnel increases related to the Company's expansion.
     STOCK APPRECIATION RIGHT EXPENSE. This non-cash item is primarily related to the Company's stock price, which was $14.50, $16.375, and $17.375 at December 31, 1992, June 30, 1993, and September 30, 1993, respectively; and $16.50,
$15.50, and $16.75 at December 31, 1993, June 30, 1994, and September 30, 1994,
respectively.
     INTEREST EXPENSE. All interest expense was capitalized in the three and nine month periods of 1993 ($58,000 and $245,000, respectively). In the 1994 periods, interest expense before capitalization increased to $192,000 and $1,089,000 in the three and nine month periods, respectively, due to higher debt levels. While most of the interest expense in the first quarter of 1994 was capitalized, the amount of interest capitalized decreased in the second quarter of 1994 as North Point Market Phase I, which had been under construction, became operational in May 1994. Interest expense capitalized increased in the third quarter as work progressed on several other developments under construction.
     PROPERTY TAXES ON UNDEVELOPED LAND. Property taxes on undeveloped land increased $425,000 and $486,000 in the three and nine month 1994 periods, respectively due primarily to a $409,000 property tax accrual adjustment in the third quarter of 1994 related to the Company's Georgia Highway 400 land (of which $150,000 related to a 1993 property tax reassessment).
     OTHER EXPENSES. Other expenses decreased $104,000 and $23,000 in the three and nine month 1994 periods, respectively. Other expenses were negatively impacted in the three and nine month 1993 periods by a reserve established for the $310,000 present value of an indemnification an insurance company in rehabilitation had made to the Company in 1974 but defaulted on in the third quarter of 1993. This obligation is due in monthly installments of $3,208 through December 2009. This decrease was partially offset by higher predevelopment and preacquisition costs in the three and nine month 1994 periods.
     INCOME TAXES. The income tax benefit decreased $277,000 and $773,000 in the three and nine month 1994 periods, respectively, primarily because of higher intercompany fee income in 1994. Intercompany fee income is eliminated in consolidation, but the tax effect is not. Additionally, the income tax benefit decreased in the nine month 1994 period due to the decrease in CREC stock appreciation right expense.
     GAIN ON SALE OF INVESTMENT PROPERTIES. The gain on sale of investment properties in 1993 was from profits recognized on the North Point Mall sale. (See Note 8 of "Notes to Consolidated Financial Statements" in the Company's annual report on Form 10-K for the year ended December 31, 1993.) The Company recognized profits based on percentage of completion accounting as certain infrastructure work required by the sales contract was completed during 1992 and 1993. The $4,919,000 gain on sale of investment properties in 1994 was from the June 1994 sale of the Company's 9 acre Peachtree Road property for $4,914,000 net cash proceeds and the August 1994 sale of the 10.8 acre site in North Point Market - Phase II for $3,000,000 net cash proceeds (see Note 5 of "Notes to Consolidated Financial Statements").
FINANCIAL CONDITION:

     Major investment activity during the third quarter of 1994 included $11.4 million of property acquisition and development investments, primarily in projects under construction (See Note 5 of "Notes to Consolidated Financial Statements"). The Company also made $4.3 million of contributions during the third quarter of 1994 to certain of its joint ventures including $.9 million to Haywood Mall Associates to fund the expansion of the mall (see Note 5 of "Notes to Consolidated Financial Statements" in the Company's annual report on Form 10-K for the year ended December 31, 1993), $1.3 million to CC-JM II Associates (see Note 5 of "Notes to Consolidated Financial Statements") and $2 million to Norfolk Hotel Associates (see Note 4 of "Notes to Consolidated Financial Statements"). Additionally, the Company paid off the First Union Tower Line of Credit ($10.8 million) in July 1994. The source of cash for these investments was primarily the Company's line of credit which was entered into in July 1994 (see Note 3 of "Notes to Consolidated Financial Statements").
     The Company has additional acquisition and development projects in various stages. The Company currently intends to finance these projects, as well as the completion of projects currently under construction, primarily using its line of credit.

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               27   Financial Data Schedule

          (b)  Reports on Form 8-K

               There were no reports on Form 8-K filed by the Registrant during the fiscal quarter ended September 30, 1994.

                                   SIGNATURES









Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              COUSINS PROPERTIES INCORPORATED
                              Registrant



                              /s/ Peter A. Tartikoff________________________
                              Peter A. Tartikoff
                              Senior Vice president - Finance
                              (Authorized Officer)
                              (Principal Financial Officer)








November 10, 1994