Form 10-Q/A
period 1994-09-30
COUSINS PROPERTIES INC
filed 1994-12-30
CIK 25232

SECURITIES AND EXCHANGE COMMISSION


                                   FORM 10Q-A

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended September 30, 1994              Commission file number 0-3576






                         COUSINS PROPERTIES INCORPORATED
                              A GEORGIA CORPORATION
                 I.R.S.  EMPLOYER IDENTIFICATION NO.  58-0869052
                            2500 WINDY RIDGE PARKWAY
                           ATLANTA, GEORGIA 30339-5683
                            TELEPHONE:  404-955-2200






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








December 30, 1994