Form 10-K
COUSINS PROPERTIES INC
filed 1995-03-29
CIK 25232

                 FORM 10-K COUSINS PROPERTIES INCORPORATED
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1994Commission file number 2-20111

                         COUSINS PROPERTIES INCORPORATED
                              A GEORGIA CORPORATION
                 I.R.S.  EMPLOYER IDENTIFICATION NO.  58-086952
                            2500 WINDY RIDGE PARKWAY
                             ATLANTA, GEORGIA  30339
                            TELEPHONE:  404-955-2200

Name of exchange on which registered:  New York Stock Exchange

Securities registered pursuant to Section 12(b) of the Act:Common Stock ($1 Par Value)

Securities registered pursuant to Section 12(g) of the Act:       None

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.   Yes           No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

  As of March 20, 1995, 27,881,070 common shares were outstanding; and the aggregate market value of the common shares of Cousins Properties Incorporated held by nonaffiliates was $352,861,971.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents have been incorporated by reference into the designated Part of this Form 10-K:
  Registrant's Proxy Statement           Part III, Items 10, 11, 12 and 13
    dated March 28, 1995
  Registrant's Annual Report to          Part II, Items 5, 6, 7 and 8
    Stockholders for the year
     ended December 31, 1994

     PART I
ITEM 1.BUSINESS
     CORPORATE PROFILE
     Cousins Properties Incorporated (the "Registrant" or "Cousins") is a Georgia corporation, which since 1987 has elected to be taxed as a real estate investment trust ("REIT"). Cousins Real Estate Corporation ("CREC"), a taxable entity consolidated with the Registrant, owns, develops, leases, and manages a portion of the Company's real estate portfolio. Cousins/New Market Development Company, Inc. ("CNM") is a subsidiary of CREC which develops retail shopping centers. The Registrant, together with CREC, CNM and CREC's other consolidated entities, is hereafter referred to as the "Company."
     Cousins is an Atlanta-based, fully integrated equity real estate investment trust. The Company has extensive experience in the real estate industry, including the acquisition, financing, development, management and leasing of properties. Cousins has been a public company since 1962, and its common stock trades on the New York Stock Exchange. The Company owns a portfolio of well-located, high-quality retail and office developments and holds several tracts of strategically located undeveloped land. The Company's holdings are concentrated in the southeastern United States, primarily in the Atlanta area. The strategies employed to achieve the Company's investment goals include the development of properties which are substantially precommitted to quality tenants; maintaining high levels of occupancy within owned properties; the selective sale of assets and the acquisition of quality income-producing properties at attractive prices. The Company also seeks to be opportunistic and take advantage of normal real estate business cycles.
     The notes referenced in the discussion below are the "Notes to Consolidated Financial Statements" included in the financial section of the Registrant's 1994 Annual Report to Stockholders.
     BRIEF DESCRIPTION OF COMPANY INVESTMENTS
     Presently, the Company owns, directly and indirectly, equity interests of at least 50% in nine high-quality commercial office buildings, primarily in the Atlanta, Georgia area, with aggregate rentable space of approximately 3.9 million square feet (4.4 million gross square feet). (This total includes the Wildwood 3100 Windy Hill Road building, from which the Company derives substantially all of the economic benefits through a ground lease and first mortgage note (see Note 3)). The Company also owns a 9.8% interest in and manages a 1.2 million square foot building in Atlanta, Georgia. In addition to the above completed office buildings, the Company has two office buildings that are currently under construction totaling 349,000 square feet. The Company believes that its portfolio of commercial office buildings is currently the largest (measured by leasable area) in the southeastern United States held by any publicly-traded REIT.
     The weighted average leased percentage of the nine 50% or more owned buildings which were operational was approximately 92% as of March 15, 1995.
The leases at these major office properties expire as follows:

                               Square Feet      Square Feet Expiring
                                 Expiring       as % of Total Leased
                               -----------      --------------------
          1995                    247,140             7%(a)
          1996                    158,610             4%
          1997                     88,069             2%
          1998                    536,307            15%(a)
          1999                     72,441             2%
          2000                    253,273             7%
          2001 and thereafter   2,235,604            63%
                                ---------           ----
                                3,591,444           100%
                                =========           ====

          (a)Includes 130,847 square feet and 73,896 square feet of leases which expire in 1995 and 1998, respectively, only if significant cancellation penalties are paid. Otherwise, the leases expire 5 years later than shown in the above table.
     The weighted average remaining lease term of the nine 50% or more owned buildings which were operational was approximately 8 years as of December 31, 1994.
     All of the Company's major office tenant leases in these buildings provide for pass through of operating expenses, and base rents which escalate over time.
     In the retail area, which is the primary focus of the Company's current development activity, the Company's holdings at December 31, 1994 include a 50% interest in a regional mall (currently being expanded), a 100% interest in three retail power centers, an 82.3% interest in a fourth retail power center, and a 100% interest in one retail strip center. The retail strip center and one of the retail power centers were under construction at December 31, 1994. The Company purchased sites for and began development of two additional retail power centers in February 1995. All of the Company's retail power centers are significantly preleased to anchor tenants which generally have lease terms of 10 years or more, pass through of operating expenses, and base rents which escalate over time.
     The weighted average leased percentage of the three operational retail power centers was approximately 98% as of March 15, 1995. The leases at these retail centers expire as follows:

                                  Square Feet  Square Feet Expiring
                                    Expiring   as % of Total Leased
                                  -----------  --------------------
          1995                           -              -
          1996                           -              -
          1997                       2,195              -
          1998                       6,000              1%
          1999                      35,074              5%
          2000                      37,925              6%
          2001 and thereafter      595,947             88%
                                   -------            ----
                                   677,141            100%
                                   =======            ====

     The weighted average remaining lease term of the three operational retail power centers was approximately 15 years as of December 31, 1994.
     The Company's other real estate holdings include equity interests in approximately 600 acres of strategically located land held for investment and future development, and two mortgage notes for $28 million which are secured by a 250,000 square foot office building in Washington, D.C. The terms of these two notes have some of the characteristics of an equity investment, and should provide a comparable return on investment (see Note 3).
     The Company's joint venture partners include IBM and affiliates of The Coca-Cola Company ("Coca-Cola"), NationsBank Corporation ("NationsBank"), Corporate Property Investors, Odyssey Partners, L.P., Temple-Inland Inc., Dutch Institutional Holding Company ("DIHC"), American General Corporation, and Carr Realty Corporation.
     The success of the Company's operations is dependent upon such unpredictable factors as the availability of satisfactory financing; general and local economic conditions; the activity of others developing competitive projects; and zoning, environmental impact, and other government regulations.
     Refer to Item 2 hereof for a more detailed description of the Company's real estate properties.
     SIGNIFICANT CHANGES IN 1994
     Significant changes in the Company's business and properties during the year ended December 31, 1994 were as follows:
     During 1994 the Company completed construction of two retail power centers, North Point Market-Phase I (313,000 square feet) and Presidential Market-Phase I (320,000 square feet, 204,000 square feet owned). For financial reporting purposes North Point Market-Phase I and Presidential Market-Phase I became operational on May 1, 1994 and December 1, 1994, respectively. The Company began construction of North Point-Phase II, a 173,000 square foot expansion (57,000 square feet owned), in August 1994. Additional construction started in 1994 included: Lovejoy Station, a 78,000 square foot retail strip center and Lawrenceville Market, a 519,000 square foot retail power center. Also, development commenced on two power centers in February 1995, which were in the predevelopment stage as of December 31, 1994; Colonial Plaza, a 543,000 square foot retail power center located in Orlando, Florida and Mansell Crossing-Phase II, a 100,000 square foot retail power center expansion adjacent to the Company's other North Point properties.
     The Company commenced construction of two office buildings during 1994. In September 1994, the Company formed a joint venture with an affiliate of Carr Realty Corporation to jointly develop John Marshall-II a 224,000 square foot building located in suburban Washington, D.C. which is 100% pre-leased. North Point Center, a 125,000 square foot building located adjacent to the Company's other North Point properties which will be 100% owned by the Company, was started in December 1994.
     In July 1994, the Company entered into a $100 million line of credit with two commercial banks. The line bears interest tied to the Federal funds rate, matures September 30, 1996, and is secured by the Company's partnership interest in CSC Associates, L.P. In conjunction with obtaining the new line, the Company paid off its First Union Tower line of credit.
     EXECUTIVE OFFICES
     The Registrant's executive offices are located at 2500 Windy Ridge Parkway, Suite 1600, Atlanta, Georgia 30339. At December 31, 1994, the Company employed 113 people.

ITEM 2.PROPERTIES
TABLE OF MAJOR PROPERTIES
     The following tables set forth certain information relating to major office and retail properties, stand alone retail lease sites, and land held for investment and future development in which the Company has a 50% or greater ownership interest. All information presented is as of December 31, 1994, except percentage leased which is as of March 15, 1995. Dollars are stated in thousands.

                                                         Percentage
Description,         Year                                 Rentable      Leased     Average
  Location        Development  Joint Venture  Company's  Square Feet     as of       1994      Major Tenants (lease
    and            Completed    Partner or    Ownership   and Acres     March 15,  Economic     expiration/options
  Zip Code        or Acquired    Partners      Interest    as Noted        1995    Occupancy      expiration)
------------      -----------  -------------  ---------  -----------    ---------  ---------  ---------------------
OFFICE
Wildwood Office Park:
 Suburban Atlanta, GA
  2300 Windy
  Ridge Parkway
  30339-5671         1987      IBM            50%        634,000         94%        95%       IBM (2002/2012)
                                                         12 Acres                            Georgia Pacific (2002/2007)
                                                                                              Electrolux (2000/2005)
                                                                                              Computer Associates (1998)(6)
                                                                                              Chevron USA (1998/2001/2005)
  2500 Windy
  Ridge Parkway
  30339-5683         1985      IBM            50%        313,000         89%        84%       Coca-Cola Enterprises Inc.
                                                         8 Acres                               (1998/2008)
                                                                                              IBM (1995/2005)
  3200 Windy
  Hill Road
  30339-5609         1991      IBM            50%        681,000         95%        93%       IBM (2001/2011)
                                                         15 Acres                             Equifax (4) (1998/2003)
                                                                                              W.H. Smith Inc.
                                                                                               (2002/2007)
  3301 Windy Ridge
  Parkway
  30339-5685         1984      N/A            100%       106,000         70%        64%       TSW International, Inc.
                                                         10 Acres                              (2003/2008) (7)
  3100 Windy Hill
  Road
  30339-5605         1983      N/A            (1)        188,000        100%       100%       IBM (1998/2003)
                                                         13 Acres
                                     Adjusted
                                       Cost
                                       and
                                     Adjusted
                                     Cost Less                                     Debt
Description,                        Depreciation     1994 FFO (2)                Maturity
 Location             Tenants'          and       -----------------                and
  and                 Rentable      Amortization          Company's   Debt       Interest
  Zip Code            Sq. Feet          (1)        100%     Share    Balance      Rate (3)
-----------           --------      ------------  ------  ---------  -------     ---------
OFFICE
Wildwood Office Park:
 Suburban Atlanta, GA
  2300 Windy
  Ridge Parkway
  30339-5671          252,038          $ 76,390    $ 9,995 $ 4,998   $81,822     8/10/99
                       63,006          $ 54,795                                  9.090%
                       62,576
                       62,445
                       59,912
  2500 Windy
  Ridge Parkway
  30339-56831985      139,944          $ 26,864    $ 4,227 $ 2,114   $31,140     6/28/96
                                       $ 18,347                                  9.125%
                       47,689
  3200 Windy
  Hill Road
  30339-5609 1991       445,755         $ 78,289    $ 8,592 $ 4,296   $ 9,000     9/01/95
                        68,642         $ 66,706                                  Renewable
                        41,858                                                   Floating

  3301 Windy Ridge
  Parkway
  30339-56851984        73,896         $10,368     $   446 $   446     $     0     N/A
                                       $ 7,514
  3100 Windy Hill
  Road
  30339-5605           188,000         $17,791     $ 2,008 $ 1,964   $     0     N/A
                                       $17,791


                                                         Percentage
Description,         Year                                 Rentable      Leased     Average
  Location        Development  Joint Venture  Company's  Square Feet     as of       1994      Major Tenants (lease
    and            Completed    Partner or    Ownership   and Acres     March 15,  Economic     expiration/options
  Zip Code        or Acquired    Partners      Interest    as Noted        1995    Occupancy      expiration)
------------      -----------  -------------  ---------  -----------    ---------  ---------  ---------------------
OFFICE (CONTINUED)
NationsBank Plaza
 Atlanta, GA
 30308-2214          1992      NationsBank(4)  50%(8)    1,256,000       91%        75%       NationsBank(4)
                                                         4 Acres                               (2012/2042)
                                                                                              Ernst & Young
                                                                                               (2007/2017)
                                                                                              Troutman Sanders
                                                                                               (2007/2017)
                                                                                              Paul Hastings
                                                                                               (2012/2017)
                                                                                              Hunton & Williams
                                                                                               (2004/2009)
First Union Tower
 Greensboro, NC
 27401-2167          1990      Weaver          85%(8)    317,000          86%        81%      Smith Helms Mullis
                               Downtown, L.P.            1 Acre                               Moore (2000/2015)
                                                                                              First Union Bank (4)
                                                                                               (2009/2019)
                                                                                              Halstead Industries
                                                                                               (2000/2005)
Ten Peachtree Place
 Atlanta, GA
 30309-3814          1991      Coca-Cola (4)   50%(8)    259,000         100%       100%      Coca-Cola (2001/2006)
                                                         5 Acres
Summit Green
 Greensboro, NC
 27408-7023          1986      IBM             50%       135,000         100%       100%      IBM (1996/2006)
                                                         9 Acres(10)                          Fitech Systems (1999/2004)
                                                                                              Massachusetts Mutual
                                                                                               Life Ins. Co. (1997/2002)
John Marshall-II
 Suburban
  Washington, D.C
  22102-3802         (13)      Carr Realty      50%      224,000         100%       (13)       Booz-Allen & Hamilton
                               Corporation (4)           3 Acres                               (2011/2016)(13)
North Point Center
 Suburban Atlanta, GA.
 30202-4885          (13)      N/A              100%     125,000           0%       (13)       N/A
                                                         7 Acres

                                     Adjusted
                                       Cost
                                       and
                                     Adjusted
                                     Cost Less                                     Debt
Description,                        Depreciation     1994 FFO (2)                Maturity
 Location             Tenants'          and       -----------------                and
  and                 Rentable      Amortization          Company's   Debt       Interest
  Zip Code            Sq. Feet          (1)        100%     Share    Balance      Rate (3)
-----------           --------      ------------  ------  ---------  -------     ---------
NationsBank Plaza
 Atlanta, GA
 30308-2214           572,742         $216,193    $17,075 $ 8,989    $     0     N/A
                                      $197,632            (8)
                      188,175

                      178,459

                       68,772

                       43,523

First Union Tower
 Greensboro, NC
 27401-2167            70,360         $ 32,185    $ 3,660 $ 3,660    $     0     N/A
                                      $ 25,125            (8)
                       62,622

                       60,253

Ten Peachtree Place
 Atlanta, GA
 30309-3814           259,000         $ 23,474    $ 2,863 $   301    $21,692     11/30/01(9)
                                      $ 21,523            (8)                    8.00%
Summit Green
 Greensboro, NC
 27408-7023            75,797         $10,667     $ 1,786 $   893    $10,646     4/01/98
                       22,688         $ 7,672                                    9.875%
                       11,476

John Marshall-II
 Suburban
  Washington, D.C
  22102-3802          224,000         $ 6,629     (13)     (13)      $     0     N/A
                                      (13)
North Point Center
 Suburban Atlanta, GA.
 30202-4885           N/A             $   543     (13)     (13)      $     0     N/A
                                      (13)


                                                         Percentage
Description,         Year                                 Rentable      Leased     Average
  Location        Development  Joint Venture  Company's  Square Feet     as of       1994      Major Tenants (lease
    and            Completed    Partner or    Ownership   and Acres     March 15,  Economic     expiration/options
  Zip Code        or Acquired    Partners      Interest    as Noted       1995    Occupancy      expiration)
------------      -----------  -------------  ---------  -----------    ---------  ---------  ---------------------
RETAIL CENTERS AND MALLS
Haywood Mall
 Greenville, SC
 29607-2749          1977      Corporate      50%        956,000        98%       93%        Sears (5)
                               Property                  86 acres       overall   of         J.C. Penney (5)
                               Investors (4)             of which       93% of   Venture     Rich's (5)
                                                         272,000 and    Venture  owned       Belk (5)
                                                         19 acres are   owned
                                                         owned by joint
                                                         venture (10)
Perimeter Expo
 Atlanta, GA
 30338-1519          1993      N/A            100%        295,000       100%      90%        The Home Depot Expo (5)
                                                          19 acres      overall   of         Marshalls (2013/2028)
                                                          of which      100% of   Company    Best Buy (2013/2028)
                                                          178,000 and   Company   owned      Linens `N Things (2013/2023)
                                                          10 acres are  owned                Office Max (2014/2034)
                                                          owned by
                                                          the Company
North Point Market-Phase I
 Suburban
  Atlanta, GA
  30202-4889         1994      Coca-Cola (4)  82.3%(8)    313,000       98%       87%        Sportstown (2014/2024) (6)
                                                          44 Acres (15)           (11)       Media Play (2009/2024)
                                                                                             Marshalls (2009/2024)
                                                                                             Linens `N Things
                                                                                              (2004/2024)
                                                                                             United Artists (2014/2034)
                                                                                             Circuit City (2014/2029)
                                                                                             PETsMART (2009/2029)
North Point Market-Phase II
 Suburban
  Atlanta, GA
  30202-4885         (13)      Coca-Cola (4)  82.3% (8)    173,000       100%      (13)      Target (5)
                                                           16 acres      overall            Gap's Old Navy Store
                                                           of which      100%                (2000/2010)(13)
                                                           57,000        of Company         Rhodes (2010/2020)(13)
                                                           and 5 acres   owned
                                                           are owned by
                                                           the Company

                                     Adjusted
                                       Cost
                                       and
                                     Adjusted
                                     Cost Less                                          Debt
Description,                        Depreciation       1994 FFO (2)                    Maturity
 Location             Tenants'          and       -----------------------                and
  and                 Rentable      Amortization               Company's    Debt       Interest
  Zip Code            Sq. Feet          (1)        100%         Share      Balance      Rate (3)
-----------           --------      ------------  ------      ---------    -------     ---------
RETAIL CENTERS AND MALLS
Haywood Mall
 Greenville, SC
 29607-2749           N/A             $ 35,760    $ 7,074      $ 3,537     $     0     N/A
                      N/A             $ 27,076
                      N/A
                      N/A



Perimeter Expo
 Atlanta, GA
 30338-1519           N/A             $ 19,209    $ 2,679      $ 2,679    $     0     N/A
                      36,598          $ 18,804
                      36,000
                      30,351
                      23,500


North Point Market-Phase I
 Suburban
  Atlanta, GA
  30202-4889           50,275         $ 21,870    $ 1,558(11)  $1,398(11) $     0     N/A
                       48,884         $ 21,423                 (8)
                       40,000
                       35,000

                       34,800
                       33,000
                       25,416
North Point Market-Phase II
 Suburban
  Atlanta, GA
  30202-4885           N/A            $  1,219    (13)         (13)       $     0     N/A
                       17,000         (13)                     (8)

                       40,000



                                                         Percentage
Description,         Year                                 Rentable      Leased     Average
  Location        Development  Joint Venture  Company's  Square Feet     as of       1994      Major Tenants (lease
    and            Completed    Partner or    Ownership   and Acres     March 15,  Economic     expiration/options
  Zip Code        or Acquired    Partners      Interest    as Noted       1995    Occupancy      expiration)
------------      -----------  -------------  ---------  -----------    ---------  ---------  ---------------------
RETAIL CENTERS AND MALLS (CONTINUED)
Presidential Market-Phase I
 Suburban
  Atlanta, GA
  30278-2149         1994      N/A            100%       320,000        97%        86%        Target (5)
                                                         29 acres       overall    of         Publix Super
                                                         of which       95%        Company    Market (2019/2044)
                                                         204,000 and    of Company owned      T.J. Maxx (2004/2014)
                                                         19 acres       owned                 Marshalls (2009/2024)
                                                         are owned      (12)
                                                         by the
                                                         Company (16)
Lovejoy Station
 Suburban
  Atlanta, GA
  30228              (13)      N/A            100%       78,000         63%        (13)       Publix Super Market
                                                         12 Acres                              (2015/2035)(13)
Lawrenceville Market
 Suburban
  Atlanta, GA
  30243-5420         (13)      N/A            100%       519,000        72%        (13)       Target (2014/2040)(13)
                                                         56 Acres                             Home Depot (2025/2040)
                                                                                              AMC Theater (4)
                                                                                               (2016/2036)(13)
                                                                                              M.J. Designs (2010/2025)
                                                                                              Marshalls (2010/2025)(13)
                                                                                              PETsMART (2011/2031)(13)
Colonial Plaza
 Orlando, FL
 32803-5029          (17)      N/A            100%       543,000         (17)      (17)       J. Bryons (2007/2027)(17)
                                                         49 Acres                             Circuit City (2015/2035)(17)
                                                                                              Barnes & Noble (2011/2021)(17)
                                                                                              Rhodes (2011/2026)(17)
                                                                                              Linens `N Things
                                                                                               (2011/2026)(17)
                                                                                              Marshalls (2011/2026)(17)
                                                                                              Luria's (2011/2026)(17)
                                                                                              Ross Stores (2006/2026)(17)
Mansell Crossing-Phase II
 Suburban
  Atlanta, GA
  30202-4822         (17)      Coca-Cola (4)  82.3% (8)  100,000        (17)       (17)       Rooms To Go (2015/2035)(17)
                                                         13 Acres

                                     Adjusted
                                       Cost
                                       and
                                     Adjusted
                                     Cost Less                                          Debt
Description,                        Depreciation       1994 FFO (2)                    Maturity
 Location             Tenants'          and       -----------------------                and
  and                 Rentable      Amortization               Company's    Debt       Interest
  Zip Code            Sq. Feet          (1)        100%         Share      Balance      Rate (3)
-----------           --------      ------------  ------      ---------    -------     ---------
RETAIL CENTERS AND MALLS (CONTINUED)
Presidential Market-Phase I
 Suburban
  Atlanta, GA
  30278-2149          N/A             $  9,580    $    90(12)  $    90(12) $     0     N/A
                                      $  9,549
                      56,146
                      32,000
                      30,000



Lovejoy Station
 Suburban
  Atlanta, GA
  30228              47,955          $  2,177      (13)        (13)        $     0     N/A
                                     (13)
Lawrenceville Market
 Suburban
  Atlanta, GA
  30243-5420        117,000          $  4,568      (13)        (13)        $     0     N/A
                    103,000          (13)
                     63,000

                     35,150
                     30,000
                     25,416
Colonial Plaza
 Orlando, FL
  32803-5029         54,000          (17)          (17)        (17)        $     0     N/A
                     43,432
                     40,450
                     40,000
                     35,000

                     30,400
                     32,900
                     28,000
Mansell Crossing-Phase II
 Suburban
  Atlanta, GA
  30202-4822         21,000          (17)          (17)         (17)        $     0     N/A
                                                                (8)

                                                         Percentage
Description,         Year                                 Rentable      Leased     Average
  Location        Development  Joint Venture  Company's  Square Feet     as of       1994      Major Tenants (lease
    and            Completed    Partner or    Ownership   and Acres     March 15,  Economic     expiration/options
  Zip Code        or Acquired    Partners      Interest    as Noted       1995    Occupancy      expiration)
------------      -----------  -------------  ---------  -----------    ---------  ---------  ---------------------
STAND ALONE RETAIL SITES ADJACENT TO COMPANY'S OFFICE AND RETAIL PROJECTS
Wildwood Office Park
 Suburban
  Atlanta, GA
  30339-5671         1985-1993 IBM            50%        15 Acres       93%        76%        N/A

GA Highway 400 Property
 Suburban
  Atlanta, GA
  30202-4885         1993      N/A            100%       30 Acres       60%        30%        N/A

                                     Adjusted
                                       Cost
                                       and
                                     Adjusted
                                     Cost Less                                          Debt
Description,                        Depreciation       1994 FFO (2)                    Maturity
 Location             Tenants'          and       -----------------------                and
  and                 Rentable      Amortization               Company's    Debt       Interest
  Zip Code            Sq. Feet          (1)        100%         Share      Balance      Rate (3)
-----------           --------      ------------  ------      ---------    -------     ---------
STAND ALONE RETAIL SITES ADJACENT TO COMPANY'S OFFICE AND RETAIL PROJECTS
Wildwood Office Park
 Suburban
  Atlanta, GA
  30339-5671          N/A             $  8,790    $   887(14)  $   444(14) $     0     N/A
                                      $  8,046
GA Highway 400 Property
 Suburban
  Atlanta, GA
  30202-4885          N/A             $  4,559    $   395(18)  $   395(18) $     0     N/A
                                      $  4,548

  (1)Cost as shown in the accompanying table includes deferred leasing and financing costs and other related assets. For each of the following projects: 2300 and 2500 Windy Ridge Parkway, 3200 Windy Hill Road, Wildwood Stand Alone Retail Lease Sites and North Point Market Phases I and II, the cost shown is what the cost would be if the venture's land cost were adjusted downward to the Company's lower basis in the land it contributed to the venture. For 3100 Windy Hill Road, the cost shown is the Company's carrying value of the land lease and first mortgage note from which it derives substantially all of the economic benefits of the property.
  (2)FFO represents cash flows from operating activities before interest expense excluding changes in other operating assets and liabilities. FFO should not be considered an alternative to net income or other measurements under generally accepted accounting principles as an indicator of operating performance; or to cash flows from operating, investing, or financing activities as a measure of liquidity.
  (3)Floating rate is .75% over Federal Funds rate; Federal Funds rate averaged 5.45% for the month of December 1994.
  (4)Actual office or venture partner is affiliate of entity shown.
  (5)This anchor tenant owns its own space.
  (6)Currently operating under Chapter 11 bankruptcy proceedings.
  (7)Computer Associates, Equifax and TSW International, Inc. have the right to terminate their leases in 1995, 1995 and 1998, respectively, upon payment of significant cancellation penalties. The Company is currently negotiating to extend Computer Associates lease to the year 2005. This extension is expected to be signed by April 1995.
  (8)See "Major Properties - "North Point," "NationsBank Plaza," "First Union Tower" and "Ten Peachtree Place" where the partnership's preferences are discussed.
  (9)Maturity extendible to December 31, 2008. Rate becomes floating after November 30, 2001.
(10)Summit Green and a portion of the Haywood Mall parking lot (3 acres) are subject to long-term ground leases.
(11)North Point Market-Phase I became operational for financial reporting purposes on May 1, 1994. Thus, FFO and economic occupancy reported for North Point Market-Phase I represent eight months of operations. FFO (100% share) is expected to be approximately $3.5 million on an annualized basis when the center becomes fully operational.
(12)Presidential Market-Phase I became operational for financial reporting purposes on December 1, 1994. Thus, FFO and economic occupancy reported for Presidential Market-Phase I represent one month of operations. FFO is expected to be approximately $1.7 million on an annualized basis when the center becomes fully operational.
(13)Project was under construction as of December 31, 1994. Lease expiration dates are based upon estimated commencement dates, and square footage is estimated.
(14)Approximately 10 acres of the Wildwood Office Park ground lease sites were generating FFO for the twelve months ended December 31, 1994. Three acres are leased to a tenant whose rental commencement date began June 1, 1994.
  One acre of the remaining 2 acres is leased to a tenant whose rental commencement begins on April 1, 1995. FFO (100% share) from the total 14 leased acres will be approximately $1 million on an annualized basis. The remaining acre is currently being marketed to prospective tenants.
(15)North Point Market-Phase I includes approximately 6 outparcels available for ground lease to freestanding users, of which four are currently leased. The remaining 2 sites are currently being marketed to prospective tenants.
(16)Presidential Market-Phase I excludes approximately 5 acres developed as stand alone retail sites held for sale or lease to tenants, which costs are included in Land Held for Investment and Future Development.
(17)Land was acquired and construction commenced on these properties subsequent to December 31, 1994. Lease expiration dates are based upon estimated commencement dates, and square footage is estimated.
(18)During 1994, rentals were received from 13 acres of the GA Highway 400 Property, with 7 of the acres rentals commencing during 1994. To date leases have been signed for approximately 5 additional acres, with the lease commencements for these 5 acres beginning in the second quarter of 1995. Leases on the 18 leased acres will generate FFO of approximately $700,000 per year. The remaining acres are currently being marketed to prospective tenants.
LAND HELD FOR INVESTMENT AND FUTURE DEVELOPMENT

                                                                                                Adjusted
                                                                                                Cost (2)
                                                                                                  Less
                                                        Developable                Company's  Depreciation
                                                         Land Area  Joint Venture  Ownership      and        Debt
Description, Location and Zoned Use      Year Acquired  (Acres)(1)    Partner      Interest   Amortization  Balances
-----------------------------------      -------------  ----------- -------------  ---------  ------------  --------
Wildwood Office Park
 Suburban Atlanta, Georgia
  Office and Commercial                  1971-1987        151        N/A            100%       $ 7,005       $   0
  Office and Commercial                  1971-1982         52        IBM             50%       $14,739       $   0

Georgia Highway 400 Land
 (Georgia Highway 400 & Haynes Bridge Road) (3)
 Suburban Atlanta, Georgia
  Office and Commercial - East           1970-1985         70        N/A            100%       $ 2,599       $   0
  Office and Commercial - West           1970-1985        230        N/A            100%       $ 4,260       $   0

Midtown Atlanta
 Office and Commercial                   1984               2        N/A            100%       $ 2,957       $145(4)
 Office and Commercial                   1985-1989         11        Coca-Cola(5)    50%       $ 2,928       $  0

Temco Associates
 (Paulding County)
   Suburban Atlanta, Georgia             1991               -(6)     Temple-Inland   50%             -(6)    $  0
                                                                        Inc. (5)

Presidential Market
 Suburban Atlanta, Georgia
  Retail (Outparcels) - Phase I          1993               5        N/A            100%       $ 2,202       $  0
  Retail - Phase II                      1994               9        N/A            100%       $ 2,236       $  0
  Retail (Outparcels) - Phase II         1994               3        NA             100%       $   159       $  0

Lawrenceville
 Gwinnett County
  Suburban Atlanta, Georgia
   Multi-Family and Single-Family
    Residential, Commercial,
    and  Retail (Outparcels)             1994             110        N/A            100%       $ 5,549       $  0

(1)Based upon management's estimates.
(2)For the portion of the Wildwood Office Park land and Midtown Atlanta land owned by joint ventures, the cost shown is what the cost would be if the venture's land cost were adjusted downward to the Company's lower basis in the land it contributed to the venture. For the 50%-owned Wildwood Office Park land, the adjusted cost excludes building predevelopment costs of $1,282,000.
(3)The Georgia Highway 400 property is located both east and west of Georgia Highway 400. Currently, only the land which is located east of Georgia Highway 400 is being developed. This land surrounds North Point Mall, a 1.1 million square foot regional mall (currently being expanded to 1.3 million square feet) on a 100 acre site which the Company sold in 1988 to a joint venture of Homart Development Co. and JMB/Federated Realty Associates, Ltd.
(4)This note bears interest at 8.5% and amortizes in equal monthly installments through October 1997. There is a 15% penalty for prepayment of this loan.
(5)Joint venture partner is an affiliate of the entity shown.
(6)Temco Associates has an option through March 2006, with no carrying costs, to acquire approximately 35,000 acres in Paulding County, Georgia (northwest of Atlanta, Georgia), of which approximately 13,000 acres would be a fee simple interest and approximately 22,000 acres would be a timber rights interest only. The option may be exercised in whole or in part over the option period. Temco Associates has engaged in certain sales of land as to which it simultaneously exercised its purchase option. During 1993 and 1994, approximately 1,100 and 72 acres, respectively of the option related to the fee simple interest was exercised and simultaneously sold for gross profits of $305,000 and $243,000, respectively.


MAJOR PROPERTIES
GENERAL
     This section describes the major operating properties in which the Company has an interest either directly or indirectly through joint venture arrangements. A "negative investment" in a joint venture results from distributions of capital to the Company, if any, exceeding the sum of (i) the Company's contributions of capital and (ii) reported earnings (losses) of the joint venture allocated to the Company. "Investment" in a joint venture means the book value of the Company's investment in the joint venture.
WILDWOOD OFFICE PARK
     Wildwood Office Park is a 289 acre Class A commercial development in suburban Atlanta master planned by I.M. Pei, including 5 office buildings containing 1,922,000 rentable square feet. The property is zoned for office, institutional, and commercial use, with over 7 million additional gross square feet of office and commercial space planned for the park. Approximately 104 acres in the park are owned by, or committed to be contributed to, Wildwood Associates (see below), including approximately 52 acres of land held for future development. The Company owns 100% of the 151 acre balance of the land available for future development.
     Located in Atlanta's northwest commercial district, just north of the Interstate 285/Interstate 75 intersection, Wildwood features convenient access to all of Atlanta's major office, commercial and residential districts. The Wildwood complex overlooks the Chattahoochee River and borders 1,200 acres of national forest, thus providing an urban office facility in a forest setting.
     Wildwood Associates. Wildwood Associates is a joint venture between the Company and IBM formed in 1985. The Company and IBM each have a 50% interest in Wildwood Associates. At December 31, 1994, the Company's investment in Wildwood Associates and a related partnership (see "Summit Green") was approximately $3.3 million, which included the cost of the land the Company is committed to contribute to Wildwood Associates. In addition, the Company has severally guaranteed one-half of a $50,000,000 bank line of credit to Wildwood Associates related to the 3200 Windy Hill Road Building, under which $9.0 million was drawn at December 31, 1994.
     Wildwood Associates owns the 3200 Windy Hill Road Building (681,000 rentable square feet), the 2300 Windy Ridge Parkway Building (634,000 rentable square feet) and the 2500 Windy Ridge Parkway Building (313,000 rentable square feet). At March 15, 1995, these three buildings were 95%, 94% and 89% leased, respectively. Wildwood Associates also owns 14 acres leased to two banking facilities and five restaurants (one under development); an additional one acre retail site currently being marketed to prospective users, and a child care facility.
     The 3200 Windy Hill Road Building was financed primarily with equity, and at December 31, 1994 had $9 million outstanding debt related to it. The 2300 Windy Ridge Parkway Building and the 2500 Windy Ridge Parkway Building were financed primarily with debt and, at December 31, 1994, had $81.8 million and $31.1 million of outstanding debt related to them, respectively.
     Other Buildings in Wildwood Office Park. Wildwood Office Park also contains the 3301 Windy Ridge Parkway Building, a 106,000 rentable square foot office building located on approximately 10 acres which is wholly owned by the Company. Commencing January 1994, a single tenant, TSW International, Inc., leased the building for a term of ten years. The lease was initially for 60% of the building with options permitting the tenant to expand its occupancy to the remainder of the building over the next several years; the first such option for an additional 10% of the space was exercised in the fourth quarter of 1994. In addition, the 3100 Windy Hill Road Building, a 188,000 rentable square foot corporate training facility occupies a 13-acre parcel of land which is wholly owned by the Company. The training facility improvements were sold in 1983 to a limited partnership of private investors, at which time the Company received a leasehold mortgage note. The training facility land was simultaneously leased to the partnership for thirty years, along with certain equipment for varying periods. The training facility was 100% leased by the partnership to IBM through November 1993. In January 1993, the IBM lease was extended through November 30, 1998. Concurrently with the IBM extension, the mortgage note and related leases were also modified (see Note 3).
NORTH POINT
     North Point is a mixed-use commercial development located in north central suburban Atlanta, Georgia off of Georgia Highway 400, a six lane state highway that runs from downtown Atlanta to the northern Atlanta suburbs. The Company owns either directly or indirectly, approximately 169 and 230 acres located on the east and west sides of Georgia Highway 400, respectively. Currently, only the land which is located east of Georgia Highway 400 is being developed. The Company previously sold 100 acres of its holdings located on the east side of Georgia Highway 400 in 1988 to a joint venture of Homart Development Co. and JMB/Federated Realty Associates, Ltd. This joint venture constructed North Point Mall, a 1.1 million square foot regional mall which opened in October 1993 and will be expanded to 1.3 million square feet with the addition of a sixth anchor store (Dillard's). The following describes the various components of North Point.
     North Point Market Associates, L.P. ("NPMA"). NPMA is a limited partnership between Cousins (82.3%) and an affiliate of Coca-Cola (17.7%). The venture was formed in September 1993 when the Georgia Highway 400 land owned through Spring/Haynes Associates (see Note 5) was distributed to its partners, with each partner concurrently recontributing certain acres of the land to NPMA. Additionally, Cousins contributed certain acres of its wholly owned Georgia Highway 400 land to the new venture.
     NPMA developed North Point Market-Phase I, a 313,000 square foot retail power center located adjacent to North Point Mall, which became operational for financial reporting purposes in May 1994. The center also includes six outparcels available for ground lease to freestanding users, of which four are currently leased. Construction commenced on North Point Market-Phase II (173,000 square feet, 57,000 square feet owned) in August 1994. In connection with the commencement of construction, NPMA sold 10.8 acres of land in Phase II to Dayton Hudson Corporation, which is developing a Target store on the site. This sale was treated as a tax-free exchange, and in February 1995 the proceeds were swapped into the purchase of land adjacent to the Company's other North Point properties. The Company plans to use this land for Mansell Crossing-Phase II, an approximately 100,000 square foot expansion of an existing retail power center previously developed by the Company for a third party.
     North Point Market-Phase I was financed partially with equity contributions from both partners, with the remainder financed by a note payable to Cousins which bears interest at the Prime rate plus 1%. The balance of this note payable is $17.7 million at December 31, 1994. The extent to which Cousins receives interest income from the note (which is eliminated in consolidation) creates a preferential return from the Partnership to Cousins. The improvements at North Point Market-Phase II are being financed 100% through this note payable to Cousins. The construction costs of Mansell Crossing-Phase II, however, will be financed 100% through equity contributions from Cousins, thus creating an additional preferential return to Cousins.
     Wholly Owned North Point Property. In December 1994, the Company commenced construction on North Point Center, a 125,000 square foot office building, located on half of a 14 acre site of the North Point land adjacent to North Point Mall. North Point Center is scheduled to be completed in the first quarter of 1996 at a total cost of approximately $16 million.
     Approximately 30 acres of the North Point land are being ground leased in 1 to 2 acre sites to freestanding users. The carrying value of this land was transferred to Operating Properties in September 1993. Approximately 18 acres are leased as of March 15, 1995.
     The remaining approximately 300 developable acres at North Point are 100% owned by the Company. Approximately 70 acres of this land are located on the east side of Georgia Highway 400 and are zoned for mixed-use development including retail and office space. Approximately 230 acres of the land are located on the west side of Georgia Highway 400 and are zoned for office, institutional and light industrial use.
OTHER OFFICE PROPERTIES
     NationsBank Plaza. NationsBank Plaza is a Class A, 55-story, 1.3 million rentable square foot office tower designed by Kevin Roche and is located on approximately 4 acres of land between the midtown and downtown districts of Atlanta, Georgia. The building, which was completed in 1992, was approximately 91% leased at March 15, 1995. An affiliate of NationsBank, the fourth largest bank in the United States, leases 46% of the rentable square feet.
     NationsBank Plaza was developed by CSC Associates, L.P. ("CSC"), a joint venture formed by the Company and C&S Premises, Inc., an affiliate of NationsBank. The Company and C&S Premises, Inc. each have a 50% interest in CSC.
     In October 1993, the partnership fully repaid all of its debt with equity contributions of $86.7 million made by each partner. At December 31, 1994, the Company's investment in CSC was approximately $105,239,000. The Company has guaranteed one-half of a $5,000,000 bank line of credit under which there was no outstanding balance at December 31, 1994.
     CSC's net income or loss and cash distributions are allocated to the partners based on their percentage interests (50% each), subject to a preference to Cousins. The Cousins preference is $2.5 million (giving Cousins an additional $1.25 million over what it would otherwise receive), and accrues to Cousins, with interest at 9% to the extent unpaid, over the period February 1, 1992 through January 31, 1995. Following repayment of the partnership's debt in October 1993, Cousins began recognizing its accrued preference currently in income, which resulted in Cousins recognizing $874,000 and $451,000 in income over what it would have otherwise recognized in the years ended December 31, 1993 and 1994, respectively. During the year ended December 31, 1994, Cousins received distributions of the preference and accrued interest of approximately $2.65 million. The remaining preference amount of $71,000 was distributed in January 1995. Amounts above the preference amount are allocated based on the partners' percentage interests.
     First Union Tower. First Union Tower is a Class A office building containing approximately 317,000 rentable square feet. The property is located on approximately one acre of land in downtown Greensboro, North Carolina. First Union Tower opened in the first quarter of 1990 and at March 15, 1995 was approximately 86% leased.
     First Union Tower is owned by North Greene Associates Limited Partnership ("NGA"), which was formed in 1987 as a joint venture of Cousins and Weaver Downtown Limited Partnership. Cousins has an 85% ownership interest in NGA, and accounts for it as a consolidated entity. Cousins is recognizing 100% of the income or losses from NGA until cumulative retained earnings exceed zero or partnership distributions commence, at which time Cousins will recognize 85% of the income or losses, subject to the preference discussed below.
     Cousins has made a $36 million secured line of credit available to NGA which matures December 31, 1996. At December 31, 1994, the line had a balance of $29.8 million and an interest rate equal to the Federal funds rate plus 1%. Under terms of the line, partnership distributions are prohibited and 100% of the project's operating cash flows have been paid to Cousins. The extent to which Cousins receives interest income from the partnership effectively creates a preferential return to Cousins.
     One Ninety One Peachtree Tower. One Ninety One Peachtree Tower is a 50-story, Class A office tower located in downtown Atlanta, Georgia that was completed in December 1990. One Ninety One Peachtree Tower, which contains 1.2 million rentable square feet, was designed by John Burgee Architects, with Phillip Johnson as design consultant.
     One Ninety One Peachtree Tower was developed on approximately 2 acres of land, of which approximately 1.5 acres is owned and approximately one-half acre under the parking facility is leased for a 99-year term expiring in 2088 with a 99-year renewal option. One Ninety One Peachtree Tower was approximately 94% leased at March 15, 1995.
     C-H Associates, Ltd. ("C-H Associates"), a partnership formed in 1988 between CREC (49%), Hines Peachtree Associates Limited Partnership (49%) and Peachtree Palace Hotel, Ltd. (2%), owns a 20% interest in the partnership that owns One Ninety One Peachtree Tower. C-H Associates' 20% ownership of One Ninety One Peachtree Tower results in an effective 9.8% ownership interest by CREC in the One Ninety One Peachtree Tower project. The balance of the One Ninety One Peachtree Tower project is owned by DIHC Peachtree Associates, an affiliate of DIHC.
     Through C-H Associates, CREC received 50% of the development fees from the One Ninety One Peachtree Tower project. In addition, CREC owns a 50% interest in two general partnerships which receive fees from leasing and managing the One Ninety One Peachtree Tower project.
     The One Ninety One Peachtree Tower project was funded substantially by debt until March 1993, at which time DIHC Peachtree Associates contributed equity in the amount of $145,000,000. Subsequent to the equity contribution, C-H Associates is entitled to a priority distribution of $250,000 per year (of which the Company is entitled to receive $112,500) for seven years beginning in 1993. The equity contributed by DIHC Peachtree Associates is entitled to a preferred return at a rate increasing over the first 14 years from 5.5% to 11.5% (payable after the Company's priority return); at December 31, 1994, the cumulative undistributed preferred return was $3,006,562. Thereafter, the partners will share in any distributions in accordance with their percentage interests. At December 31, 1994, the Company had a negative investment of $90,000 in the One Ninety One Peachtree Tower project.
     Ten Peachtree Place. Ten Peachtree Place is a 20-story, 259,000 rentable square foot Class A office building located in midtown Atlanta, Georgia. Completed in 1991, this structure was designed by Michael Graves and is currently 100% leased to Coca-Cola. Approximately four acres of adjacent land, currently used for surface parking, are available for future development.
     Ten Peachtree Place is owned by Ten Peachtree Place Associates, a general partnership between the Company (50%) and a wholly owned subsidiary of Coca-Cola (50%). The partnership acquired the property in 1991 for a nominal cash invest ment, subject to a ten-year purchase money note. This 8% purchase money note had an outstanding balance of $21.7 million at December 31, 1994. If the purchase money note is paid in accordance with its terms, it will amortize to approximately $15.3 million ($59 per rentable square foot) over the ten-year term of the Coca-Cola lease, at which time Coca-Cola is entitled to receive the preferred return described below and the property may be sold, released, or returned to the lender under the purchase money note for $1.00 without penalty or any further liability to the Company for the indebtedness. At December 31, 1994, the Company had a negative investment in Ten Peachtree Place Associates of $75,000.
     The Company anticipates that Ten Peachtree Place Associates will generate approximately $400,000 per year of cash flows from operating activities net of note principal amortization during the ten-year lease. The partnership agreement generally provides that each of the partners is entitled to receive 50% of cash flows from operating activities net of note principal amortization (excluding any sale proceeds) for ten years, after which time the Company is entitled to 15% of cash flows (including any sale proceeds) and its partner is entitled to receive 85% of cash flows (including any sale proceeds), until the two partners have received a combined distribution of $15.3 million, after which time each partner is entitled to receive 50% of cash flows (including any sale proceeds).
     Summit Green. Summit Green, a 21-acre office park located in Greensboro, North Carolina, is owned by Wildwood Associates (the partnership with IBM) and a related partnership. The park contains a 135,000 rentable square foot mid-rise office building which was 100% leased at March 15, 1995. The Summit Green land is leased from an unrelated third party for a 99-year term expiring in 2084. Space exists for two additional office buildings, but the Company has no plans to commence additional development without prior leasing commitments.
     CC-JM II Associates. This joint venture was formed in 1994 between the Company and an affiliate of Carr Realty Corporation, each as 50% general partners, to develop and own a 224,000 square foot office building in suburban Washington, D.C. The building will be 100% leased for 15 years to Booz-Allen & Hamilton, an international consulting firm, as a part of its corporate headquarters campus, and is scheduled to be completed in 1996 at a total cost of approximately $32 million. Each partner contributed $2.7 million to the venture during 1994.
OTHER RETAIL PROPERTIES
     Haywood Mall. Haywood Mall is an enclosed regional shopping center located 5 miles southeast of downtown Greenville, South Carolina, which was developed and opened in 1980. Haywood Mall Associates, a joint venture arrangement formed in 1979 by the Company and Bellwether Properties of South Carolina, L.P., an affiliate of Corporate Properties Investors, owns the mall which is currently being expanded from 956,000 gross leasable square feet ("GLA") (of which the venture's ownership is approximately 272,000 GLA) to 1,256,000 GLA (of which the venture's ownership will be approximately 329,000). The balance of the mall is owned by the mall's major department stores (four prior to the expansion and five afterwards). The portion of Haywood Mall owned by Haywood Mall Associates was developed on approximately 19 acres of land, of which approximately 16 acres is owned and approximately 3 acres (of parking area) is leased under a ground lease expiring in 2067. The portion of Haywood Mall owned by the joint venture was approximately 93% leased as of March 15, 1995 and has been at least 90% leased since 1986.
     The Company has a 50% interest in Haywood Mall Associates. The Company originally had only a nominal cash investment, but funded an aggregate of $2.8 million in 1988 through 1990 as its 50% share of capital improvements made to the mall, including a new food court area. Additionally, the Company contributed $16.1 million during 1994 to fund its share of the expansion and the prepayment of an existing 9.37% first mortgage in May 1994. The venture intends to continue funding the expansion with additional equity contributions of approximately $6 million from each partner. At December 31, 1994, the Company's investment was $15,985,000.
     Perimeter Expo Associates, L.P. In June 1993, Perimeter Expo Associates, L.P. (90% owned by Cousins and 10% owned by CNM) purchased the land for and began construction of a retail power center adjacent to Perimeter Mall in Atlanta, Georgia. Perimeter Expo features a new concept called The Home Depot Expo, which was separately developed by The Home Depot as an upscale interior design center. Perimeter Expo contains approximately 295,000 square feet, of which approximately 178,000 square feet are owned by the Company and the balance of the center, 117,000 square feet, owned by The Home Depot. The center opened in November 1993 and became operational for financial reporting purposes on December 1, 1993.
     Presidential Market. In December 1994, Presidential Market-Phase I, an approximately 320,000 square foot retail power center, located in northeast suburban Atlanta became operational for financial reporting purposes. Cousins owns approximately 204,000 square feet of the center, with the remaining 116,000 square feet separately developed as a Target store which is owned by Dayton Hudson Corporation. In November 1994, Cousins and CNM purchased an additional 14 acres of land adjacent to Presidential Market, of which 2 acres were sold by CNM in December 1994. The Company plans to commence construction on Presidential Market-Phase II on the balance of this land during the first half of 1995. Presidential Market-Phase II is classified as Land Held for Investment or Future Development on the Consolidated Balance Sheets as of December 31, 1994.
     Lovejoy Station. In September 1994, CREC commenced construction of Lovejoy Station, a 78,000 square foot retail strip center in south central suburban Atlanta. Publix is the anchor tenant of this center, which is scheduled to open in late 1995 at a total cost of approximately $6 million.
     Lawrenceville Market. In December 1994, Cousins acquired the land for and commenced construction of Lawrenceville Market, a 519,000 square foot retail power center in northeast suburban Atlanta. The center is scheduled to open in late 1995 at a total cost of approximately $23 million. Additionally, CREC and CNM own approximately 110 acres adjacent to Lawrenceville Market which are zoned for various purposes including commercial, retail, single-family and multi-family residential. Approximately 7 of the acres adjacent to Lawrenceville Market that are zoned retail are actively being marketed as stand alone retail sites to either be sold or ground leased to tenants. The remaining acreage is being held for investment or future development.
     Colonial Plaza. In February 1995, Cousins commenced construction of Colonial Plaza, a 543,000 square foot retail power center in suburban north central Orlando, Florida. The center is scheduled to be completed in the first half of 1996 at a total cost of approximately $45 million.


RESIDENTIAL LOT DEVELOPMENTS
     As of December 31, 1994, CREC owned the following parcels of land which are being developed into residential communities ($ in thousands):

                                     Estimated
                                     Total Lots                      Purchase
                                      on Land                          Money
                              Year   Currently    Lots      Carrying   Debt
      Description           Acquired Owned (1) Sold to Date   Value   Balances
      -----------           -------- --------- ------------ --------  --------
     Brown's Farm             1993    108          56         $1,150     $0
      West Cobb County
      Suburban Atlanta, GA
     Apalachee River Club     1994    185          36         $2,607     $0
      Gwinnett County
      Suburban Atlanta, GA
     Echo Mill                1994    218           24         $1,581   $454
      West Cobb County
      Suburban Atlanta, GA
     Barrett Downs            1994     76           - (2)     $1,271     $0
      Forsyth County
      Suburban Atlanta, GA
     Bradshaw Farms           1994    119           - (2)     $1,993     $0
      Cherokee County
      Suburban Atlanta, GA

     (1) Additional lots may be developed on adjacent land on which CREC holds purchase options.
     (2) Lot sales activity in Barrett Downs and Bradshaw Farms will commence in mid-1995.
LAND HELD FOR INVESTMENT AND FUTURE DEVELOPMENT
     In addition to the various land located adjacent to operating properties or projects under construction discussed above, the Company owns the following significant land holdings either directly or indirectly through joint venture arrangements. The Company intends to convert its land holdings to income-producing usage or to sell portions of land holdings as opportunities present themselves over time.
     Spring/Haynes Associates. This general partnership was formed in 1985 between the Company and a wholly owned subsidiary of Coca-Cola, each as 50% general partners, to jointly own and develop real estate. The Company contributed 40 acres of undeveloped land at Georgia Highway 400 and Haynes Bridge Road in north central suburban Atlanta, Georgia. Coca-Cola contributed 11 acres of property in midtown Atlanta. In September 1993, the undeveloped land at Georgia Highway 400 was distributed to the partners who concurrently recontributed certain areas of the land into North Point Market Associates, L.P., a consolidated partnership formed between the partners (see above).
     The Company's remaining investment in Spring/Haynes Associates is $1,603,000 at December 31, 1994.
     Temco Associates. Temco Associates was formed in March 1991 as a partnership between CREC (50%) and a subsidiary of Temple-Inland Inc. (50%). Temco Associates has an option through March 2006, with no carrying costs, to acquire approximately 35,000 acres in Paulding County, Georgia (northwest of Atlanta, Georgia), of which approximately 13,000 acres would be a fee simple interest and approximately 22,000 acres would be a timber rights interest only. The option may be exercised in whole or in part over the option period and the option price of this fee simple land was $655 per acre at December 31, 1994, escalating at 6% per year during the term of the option. The Temco Associates property has the potential for future residential, industrial and commercial development. Temco Associates has to date sold parcels of land as to which it simultaneously exercised its purchase option. During 1993 and 1994, approximately 1,100 and 72 acres, respectively of the option related to the fee simple interest was exercised and simultaneously sold for gross profits of $305,000 and $243,000, respectively.
OTHER REAL PROPERTY INVESTMENTS
     Omni Norfolk Hotel. Norfolk Hotel Associates ("NHA") is a general partnership formed in 1978 between the Company and an affiliate of Odyssey Partners, L.P. (an investment partnership), each as 50% partners, which held a mortgage note on and owned the land under the 442-room Omni International Hotel in downtown Norfolk, Virginia. In January 1992, NHA terminated the land lease and became the owner of the hotel and a long-term parking agreement with an adjacent building owner. In April 1993, the partnership sold the hotel, but retained its interest in the parking agreement. The Company's share of the gain on this transaction was approximately $.5 million and is included in Income From Joint Ventures in the 1993 Consolidated Statement of Income. The partnership received a mortgage note for a portion of the sales proceeds. In July 1994, NHA distributed to each partner a 50% interest in the parking agreement held by NHA. The Company currently receives payments of approximately $206,000 per year for its 50% interest in the agreement, and has entered into an agreement to sell its interest for $2 million in July 1996, which would result in a profit to the Company of approximately $411,000. Additionally, in July 1994, each partner contributed $2 million to NHA to pay down $4 million in debt.
     At December 31, 1994, the Company had an investment of $1,572,000 in NHA. The Company has also guaranteed a $2.6 million line of credit to NHA under which $2.4 million had been drawn at December 31, 1994, and its partner has guaranteed an equal line of credit under which $2.4 million had been drawn at December 31, 1994.
     Dusseldorf Joint Venture. In 1992, Cousins entered into a joint venture agreement for the development of a 133,000 rentable square foot office building in Dusseldorf, Germany which is 34% preleased to IBM. Cousins' venture partners are IBM and Multi Development Corporation International B.V. ("Multi"), a Dutch real estate development company. In December 1993, the building was presold to an affiliate of Deutsche Bank. CREC and Multi are jointly developing the building, with CREC receiving fees of approximately $1.4 million ratably over the development period of January 1994 through June 1995; through December 31, 1994 approximately $931,000 of fees have been received. In addition, the Company will recognize 30% of the venture's profit or 50% of the venture's loss. Due to the Company's continuing involvement in the project (see Notes 4 and 5), all fees and profits are being deferred.
     Kennesaw Crossings. The Company owns Kennesaw Crossings, a 116,000 square foot shopping center in suburban Atlanta, Georgia. The center was constructed in 1974 on 14 acres of land leased from an unrelated party through 2068. The Company's net carrying value in Kennesaw Crossings as of December 31, 1994 was $1.2 million.
     Air Rights and Other Property Near the CNN Center. The Company owns a leasehold interest in the air rights over the approximately 365,000 square foot CNN Center parking facility in Atlanta, Georgia, adjoining the world headquarters of Turner Broadcasting System, Inc. and Cable News Network. The air rights are developable for additional parking or office use. The Company's net carrying value of this property is $0. The Company also owns 0.8 acres of additional land proximate to the CNN Center which is currently being used for surface parking and has a net carrying value of $408,000.
SUPPLEMENTAL FINANCIAL AND LEASING INFORMATION
     Depreciation and amortization expense include the following components ($ in thousands):

                                             1993                                    1994
                                           Share of                                Share of
                          Consolidated  Unconsolidated   Total   Consolidated   Unconsolidated   Total
                           ------------  --------------   ------  ------------   -------------- -------
General and administrative    $  411        $   205      $   616    $  444           $  202      $   646
Deferred financing costs          35             80          115       119(1)           80          199
Goodwill and related business
 acquisition costs               873            503        1,376       441(2)           37          478
Real estate related:
 Building (including tenant
  first generation)            1,788          7,517        9,305     2,598           7,724       10,322
 Tenant second generation         57            481          538       140             509          649
                              ------         ------      -------     ------         ------      -------
                              $3,164         $8,786      $11,950     $3,742         $8,552      $12,294
                              ======         ======      =======     ======         ======      =======

   (1) This amount relates to the First Union Tower line of credit which was paid off in July 1994 and includes accelerated amortization of the unamortized balance of $84 at the time of payoff.
   (2) Of this amount, $211 relates to costs which were fully amortized during 1994.
     Exclusive of new developments, the Company had the following capital expenditures during 1994, including its share of unconsolidated joint ventures ($ in thousands):

                                      Office   Retail  Other     Total
                                      ------   ------  -----     -----
     Second generation related costs   $381     $272    $  -      $653
     Building improvements               62        -       -        62
     Furniture, fixtures and equipment   31        -     102(1)    133
                                       ----     ----    ----      ----
         Total                         $474     $272    $102      $848
                                       ====     ====    ====      ====

     (1) Excludes net expenditure of $522 on trade for a new airplane (50% interest).


ITEM 3.LEGAL PROCEEDINGS
     No material legal proceedings are presently pending by or against the Company.
ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matter was submitted to a vote of security holders during the fourth quarter of the Registrant's fiscal year ended December 31, 1994.
ITEM X.EXECUTIVE OFFICERS OF THE REGISTRANT
     The Executive Officers of the Registrant as of the date hereof are as follows:

          Name           Age  Office Held
          ----           ---  -----------
     Thomas G.  Cousins   63  Chairman of the Board of Directors,
                                President, and Chief Executive Officer
     Vipin L.  Patel      52  Senior Executive Vice President
     George J. Berry      57  Senior Vice President
     Tom G.  Charlesworth 45  Senior Vice President, Secretary, and General
                                Counsel
     Daniel M.  DuPree    48  Senior Vice President and President of the Retail
                                Division (Cousins/New Market Development
                                Company, Inc.)
     John L.  Murphy      49  Senior Vice President - Marketing
     W.  James Overton    48  Senior Vice President - Development
     William C.  Smith    49  Senior Vice President - Management and
                                Acquisitions
     Peter A.  Tartikoff  53  Senior Vice President and Chief Financial
                                Officer
     Roy I.  Wood, Jr.    73  Senior Vice President - Management
                                (Retiring in April 1995)

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

     PART II

ITEM 5.MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS The information concerning the market prices for the Registrant's common stock and related stockholder matters appearing under the caption "Market and Dividend Information" on page 40 of the Registrant's 1994 Annual Report to Stockholders is incorporated herein by reference.
ITEM 6.SELECTED FINANCIAL DATA
     The information appearing under the caption "Five Year Summary of Selected Financial Data" on page 35 of the Registrant's 1994 Annual Report to Stockholders is incorporated herein by reference.
ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF
      OPERATIONS
     Management's Discussion and Analysis of Financial Condition and Results of Operations which appears on pages 36 through 39 of the Registrant's 1994 Annual Report to Stockholders is incorporated herein by reference.
ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     The Consolidated Financial Statements and Notes to Consolidated Financial Statements of the Registrant and Report of Independent Public Accountants which appear on pages 19 through 35 of the Registrant's 1994 Annual Report to Stockholders are incorporated herein by reference.
     The information appearing under the caption "Selected Quarterly Financial Information (Unaudited)" on page 41 of the Registrant's 1994 Annual Report to Stockholders is incorporated herein by reference.
     Other financial statements and financial statement schedules required under Regulation S-X are filed pursuant to Item 14 of Part IV of this report.
ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL
      DISCLOSURE
     Not applicable.
     PART III

ITEM 10.DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     The information concerning the Directors and Executive Officers of the Registrant that is required by this Item 10, except that which is presented in
Item X in Part I above, is included under the captions "Directors and Executive Officers of the Company" on pages 2 and 3 of the Proxy Statement dated March 28, 1995 relating to the 1995 Annual Meeting of the Registrant's Stockholders, and is incorporated herein by reference.
ITEM 11.EXECUTIVE COMPENSATION
     The information appearing under the captions "Executive Compensation" on pages 7 through 12 of the Proxy Statement dated March 28, 1995 relating to the 1995 Annual Meeting of the Registrant's Stockholders is incorporated herein by reference.
ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
     The information concerning security ownership of certain beneficial owners and management required by this Item 12 is included under the captions "Directors and Executive Officers of the Company" on pages 2 and 3 and "Principal Stockholders" on pages 16 and 17 of the Proxy Statement dated March 28, 1995 relating to the 1995 Annual Meeting of the Registrant's Stockholders, and is incorporated herein by reference.
ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     The information concerning certain transactions required by this Item 13 is included under the caption "Certain Transactions" on pages 13 and 14 of the Proxy Statement dated March 28, 1995 relating to the 1995 Annual Meeting of the Registrant's Stockholders, and is incorporated herein by reference.
     PART IV

ITEM 14.EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
(a) 1. Financial Statements
       A. The following Consolidated Financial Statements of the Registrant, together with the applicable Report of Independent Public Accountants, are contained on pages 19 through 35 of the Registrant's 1994 Annual Report to Stockholders and are incorporated herein by reference:

                                                                Page Number
                                                              in Annual Report
                                                              ----------------
           Consolidated Balance Sheets - December 31, 1993
                         and 1994                                     19
           Consolidated Statements of Income for the Years Ended
                        December 31, 1992, 1993 and 1994             20
           Consolidated Statements of Stockholders' Investment for the
                        Years Ended December 31, 1992, 1993 and 1994 21
           Consolidated Statements of Cash Flows for the Years Ended
                        December 31, 1992, 1993 and 1994             22
           Notes to Consolidated Financial Statements
                        December 31, 1992, 1993 and 1994             23
           Report of Independent Public Accountants                  35

       B. The following Combined Financial Statements, together with the applicable Report of Independent Public Accountants, of Wildwood Associates and Green Valley Associates II, joint ventures of the Registrant meeting the criteria for significant subsidiaries under the rules and regulations of the Securities and Exchange Commission, are filed as a part of this report.

                                                                Page Number
                                                                in Form l0-K
                                                                ------------
           Report of Independent Public Accountants                 F-1
           Combined Balance Sheets - December 31, 1993 and 1994     F-2
           Combined Statements of Income for the Years
                        Ended December 31, 1992, 1993 and 1994      F-3
           Combined Statements of Partners' Capital for the Years
                        Ended December 31, 1992, 1993 and 1994      F-4
           Combined Statements of Cash Flows for the Years Ended
                        December 31, 1992, 1993 and 1994            F-5
           Notes to Combined Financial Statements
                        December 31, 1992, 1993 and 1994        F-6 through
                                                                      F-12




ITEM 14.CONTINUED
       C. The following Financial Statements, together with the applicable Report of Independent Auditors, of CSC Associates, L.P., a joint venture of the Registrant meeting the criteria for a significant subsidiary under the rules and regulations of the Securities and Exchange Commission, are filed as a part of this report.

                                                                Page Number
                                                                in Form l0-K
                                                                ------------
           Report of Independent Auditors                           G-1
           Balance Sheets - December 31, 1993 and 1994              G-2
           Statements of Operations for the Years Ended
                        December 31, 1992, 1993 and 1994            G-3
           Statements of Partners' Capital for the Years Ended
                        December 31, 1992, 1993 and 1994            G-4
           Statements of Cash Flows for the Years Ended
                        December 31, 1992, 1993 and 1994            G-5
           Notes to Financial Statements                        G-6 through
                        December 31, 1992, 1993 and 1994              G-9

       D. The following Financial Statements, together with the applicable Report of Independent Auditors, of Haywood Mall Associates, a joint venture of the Registrant meeting the criteria for a significant subsidiary under the rules and regulations of the Securities and Exchange Commission, are filed as part of this report.

                                                                Page Number
                                                                in Form l0-K
                                                                ------------
           Report of Independent Auditors                           H-1
           Balance Sheets - December 31, 1994 and 1993              H-2
           Statements of Income for the Years Ended
                        December 31, 1994, 1993 and 1992            H-3
           Statements of Cash Flows for the Years Ended
                        December 31, 1994, 1993 and 1992            H-4
           Statements of Venturers' Equity for the Three Years
                        Ended December 31, 1994                     H-5
           Notes to Financial Statements                        H-6 through
                        December 31, 1994, 1993 and 1992              H-7

    2. Financial Statement Schedules
       The following financial statement schedules, together with the applicable report of independent public accountants are filed as a part of this report.

                                                                Page Number
                                                                in Form l0-K
                                                                ------------
           A.           Cousins Properties Incorporated and Consolidated
                        Entities:
                        Report of Independent Public Accountants on SchedulesS-
                        1
                        III- Real Estate and Accumulated Depreciation -
                                                             December 31, 1994S-
                        2 through
                                                                      S-5
           B.           Wildwood Associates and Green Valley Associates II:
                        III - Real Estate and Accumulated Depreciation -
                                                             December 31, 1994F-
                        13
           C.           CSC Associates, L.P.
                        III- Real Estate and Accumulated Depreciation -
                                                             December 31, 1994G-
                        10
           D.           Haywood Mall Associates
                        III- Real Estate and Accumulated Depreciation  -
                                                             December 31, 1994H-
                        8

NOTE: Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

ITEM 14.CONTINUED
    3. Exhibits
       3(a)(i) Articles of Incorporation of Registrant, as restated as of April 29, 1993, filed as Exhibit 4(a) to the Registrant's Form S-3 dated September 28, 1993, and incorporated herein by reference.
       3(b) By-laws of Registrant, as amended and restated as of November 30, 1989, as further amended by Stockholders on April 30, 1990, and as further amended by the Stockholders on April 29, 1993, filed as Exhibit 4(b) to the Registrant's Form S-3 dated September 28, 1993, and incorporated herein by reference.
       4(a) Dividend Reinvestment Plan as restated as of March 27, 1995, filed in the Registrant's Form S-3 dated March 27, 1995, and incorporated herein by reference.
       10(a)(i) Cousins Properties Incorporated 1989 Stock Option Plan, as amended on April 26, 1994, filed as Exhibit 99.1 to the Registrant's Form S-8 dated December 8, 1994, and incorporated herein by reference.
       10(a)(ii)Cousins Real Estate Corporation Stock Appreciation Right Plan, amended and restated as of March 15, 1993, filed as Exhibit 10(a)(ii) to the Registrant's Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.
       10(a)(iii)Cousins Properties Incorporated Stock Appreciation Right Plan, dated as of March 15, 1993, filed as Exhibit 10(a)(iii) to the Registrant's Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.
       10(a)(iv)Cousins Properties Incorporated 1994 Stock Bonus Plan as effective November 22, 1994, filed as Exhibit 99.2 to the Registrant's Form S-8 dated December 8, 1994, and incorporated herein by reference.
       10(b)(i) Cousins Properties Incorporated Profit Sharing Plan as effective as of January 1, 1991, with Amendments Number One and Two dated as of December 22, 1992 and January 1, 1994, respectively.
       10(b)(ii)Cousins Properties Incorporated Profit Sharing Trust Agreement as effective as of January 1, 1991, filed as Exhibit 10(b)(ii) to the Registrant's Form 10-K for the year ended December 31, 1991, and incorporated herein by reference.
       10(d) Land lease (Kennesaw) dated December 17, 1969, and an amendment thereto dated December 15, 1977, filed as Exhibit l0(d) to the Registrant's Form 10-K for the year ended December 31, 1980, and incorporated herein by reference.

ITEM 14.CONTINUED
       10(f)    Cousins Properties Incorporated 1987 Restricted Stock Plan for
                Outside Directors, filed as Exhibit A to the Registrant's Proxy
                Statement dated March 27, 1987 relating to the 1987 Annual
                Meeting of Registrant's Stockholders, and incorporated herein by reference.
       11       Schedule showing computations of weighted average number of shares of common stock outstanding as used to compute primary and fully diluted income per share for each of the five years ended December 31, 1994.
       13       Annual Report to Stockholders for the year ended December 31,
                1994.
       21       Subsidiaries of the Registrant.
       23(a)    Consent of Independent Public Accountants (Arthur Andersen
                LLP).
       23(b)    Consent of Independent Auditors (Ernst & Young LLP).
       27       Financial Data Schedule
    (b)Reports on Form 8-K.
       No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 1994.

     SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              Cousins Properties Incorporated
                              (Registrant)

Dated: March 24, 1995


                              BY: --------------------------------------------
                                  Peter A. Tartikoff
                                  Senior Vice President and Chief Financial
                                  Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

SIGNATURE                           CAPACITY            DATE
PRINCIPAL EXECUTIVE OFFICER:
                              Chairman of the Board, March 24, 1995
                                President, and Chief
                                Executive Officer.
---------------------------     Director
   T. G. Cousins
PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER:
                              Senior Vice President andMarch 24, 1995
---------------------------     Chief Financial Officer
 Peter A. Tartikoff
ADDITIONAL DIRECTORS:


--------------------------    Director               March 24, 1995
Richard W. Courts, II

--------------------------    Director               March 24, 1995
   Boone A. Knox

--------------------------    Director               March 24, 1995
 Richard E. Salomon

     REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE






To the Stockholders of Cousins Properties Incorporated:

     We have audited in accordance with generally accepted auditing standards, the financial statements included in the Cousins Properties Incorporated annual report to stockholders incorporated by reference in this Form l0-K, and have issued our report thereon dated February 24, 1995. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14, Part (a)2.A. is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.






                                                             ARTHUR ANDERSEN LLP






Atlanta, Georgia
February, 24, 1995

                                                              SCHEDULE III
                                                              (Page 1 of 4)
            COUSINS PROPERTIES INCORPORATED AND CONSOLIDATED ENTITIES
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1994
                                ($ in thousands)

Column A       Column B        Column C             Column D                     Column E
 --------       --------        --------             --------                     --------
                                                 Costs Capitalized          Gross Amount at Which
                                Initial Cost        Subsequent                    Carried at
                                to Company        to Acquisitions             December 31, 1994
                              ------------------  -----------------  ---------------------------------
                                                           Carrying
                                                             Costs
                                      Buildings            Less Cost      Land      Buildings
                                        and       Improve-  of Sales    and Land        and       Total
Description      Encumbrances  Land  Improvements  ments   and Other  Improvements  Improvements   (3)
-----------      ------------  ----  ------------  ------  ---------  ------------  ------------  -----
LAND HELD FOR INVESTMENT OR FUTURE DEVELOPMENT
 Wildwood -
  Cobb Co., GA      $  -      $11,156   $  -      $  4,737  $ (8,888)   $ 7,005      $     -     $ 7,005
 North Fulton Property -
  Fulton Co., GA       -       10,294      -        12,353   (15,788)     6,859            -       6,859
 Midtown-Atlanta, GA 145        2,949      -            81       (73)     2,957            -       2,957
 McMurray -
  Cobb Co., GA.        -        1,015      -           172      (923)       264            -         264
 Presidential Market
  Outparcels - Gwinnett
  Co., GA              -            2,939      -           582    (1,159)     2,362            -       2,362
 Lawrenceville -
  Gwinnett Co., GA     -        5,543      -             -         7      5,550            -       5,550
 Presidential Market -
  Phase II - Gwinnett
  Co., GA              -        2,170      -            48        18      2,236            -       2,236
 Miscellaneous Investments -
  Atlanta, GA          -          120      -             -         -        120            -         120
                    ------------------------------------------------------------------------------------
                     145       36,186      -        17,973   (26,806)    27,353            -      27,353
                    ------------------------------------------------------------------------------------
Column F     Column G     Column H     Column I
                                                              Life on
                                                             Which De-
                                                            preciation
                       Accumu-                                In 1994
                       lated        Date of                   Income
                      Deprecia-    Construc-      Date       Statement
Description           tion (3)     tion        Acquired    Is Computed
-----------          ---------    ---------    --------    -----------
Wildwood-Cobb Co., GA $  -        -            1971-1982,1989 -
 North Fulton Property -
  Fulton Co.,          -          -            1970-1985      -
 Midtown - Atlanta,    -          -            1984           -
 McMurray - Cobb Co.,  -          -            1981           -
 Presidential Market
  Outparcels - Gwinnett
  Co., GA              -          -            1993           -
 Lawrenceville -
  Gwinnett Co.,        -          -            1994           -
 Presidential Market -
  Phase II - Gwinnett
  Co., GA              -          -            1994           -
 Miscellaneous Investments -
  Atlanta, GA          -                       1972-1984      -
                    ----
                       -
                    ----

                                                               SCHEDULE III
                                                               (Page 2 of 4)
            COUSINS PROPERTIES INCORPORATED AND CONSOLIDATED ENTITIES
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1994
                                ($ in thousands)

 Column A       Column B        Column C             Column D                     Column E
 --------       --------        --------             --------                     --------
                                                 Costs Capitalized          Gross Amount at Which
                                Initial Cost        Subsequent                    Carried at
                                to Company        to Acquisitions             December 31, 1994
                              ------------------  -----------------  ---------------------------------
                                                           Carrying
                                                             Costs
                                      Buildings            Less Cost      Land      Buildings
                                        and       Improve-  of Sales    and Land        and      Total
Description      Encumbrances  Land  Improvements  ments   and Other  Improvements  Improvements  (3)
-----------      ------------  ----  ------------  ------  ---------  ------------  ------------ -----
OPERATING PROPERTIES
 First Union Tower -
  Greensboro, N.C. $  -       $ 1,394   $  -      $ 29,083    $  1,971  $ 1,399      $31,049    $ 32,448
 Wildwood - 3301 Windy
  Ridge-Cobb Co., GA  -            20      -         8,829       1,519    1,237        9,131      10,368
 Kennesaw -
  Cobb Co., GA        -             -      -         2,337           -        -        2,337       2,337
 Perimeter Expo -
  Fulton Co., GA      -         8,564      -        10,574          71    8,564       10,645      19,209
 GA Highway 400
  Stand Alone Retail Sites -
  Fulton Co., GA           -    4,559      -             -           -    4,559            -       4,559
 North Point Market-Phase I
  Fulton Co., GA           -    7,932      -        15,607         394    7,932       16,001      23,933
 Presidential Market-Phase I
  Gwinnett Co., GA         -    1,786      -         7,572         222    1,786        7,794       9,580
 Norfolk Parking Agreement -    1,589      -             -           -    1,589            -       1,589
 Miscellaneous             -      398    145            77         (67)     408          145         553
                        --------------------------------------------------------------------------------
                           -   26,242    145        74,079       4,110   27,474       77,102     104,576
                        --------------------------------------------------------------------------------

Column F     Column G     Column H     Column I
                                                              Life on
                                                             Which De-
                                                            preciation
                       Accumu-                                In 1994
                       lated        Date of                   Income
                      Deprecia-    Construc-      Date       Statement
Description           tion (3)     tion        Acquired    Is Computed
-----------          ---------    ---------    --------    -----------
First Union Tower -
  Greensboro, N.C.    $ 7,119     1988-1990    1987           40 Years
 Wildwood - 3301 Windy
  Ridge - Cobb Co., GA  2,854     1984         1984           30 Years
 Kennesaw -
  Cobb Co., GA          1,150     1974         1973           30 Years
 Perimeter Expo -
  Fulton Co., GA          405     1993         1993           30 Years
 GA Highway 400
  Stand Alone Retail Sites -
  Fulton Co., GA          10      -            1970-1985      -
 North Point Market-Phase I
  Fulton Co., GA         447      1993-1994    1970-1985      30 Years
 Presidential Market-Phase I
  Gwinnett Co., GA        32      1993-1994    1993           30 Years
 Norfolk Parking
  Agreement                -      -            1994           -
 Miscellaneous            95      -            1977-1984      Various
                     -------
                      12,112
                     -------

                                                                SCHEDULE III
                                                                (Page 3 of 4)
            COUSINS PROPERTIES INCORPORATED AND CONSOLIDATED ENTITIES
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1994
                                ($ in thousands)

 Column A       Column B        Column C             Column D                     Column E
 --------       --------        --------             --------                     --------
                                                 Costs Capitalized          Gross Amount at Which
                                Initial Cost        Subsequent                    Carried at
                                to Company        to Acquisitions             December 31, 1994
                              ------------------  -----------------  ---------------------------------
                                                           Carrying
                                                             Costs
                                      Buildings            Less Cost      Land      Buildings
                                        and       Improve-  of Sales    and Land        and      Total
Description      Encumbrances  Land  Improvements  ments   and Other  Improvements  Improvements  (3)
-----------      ------------  ----  ------------  ------  ---------  ------------  ------------ -----
PROJECTS UNDER CONSTRUCTION
 North Point Market-Phase II -
  Fulton Co., GA   $  -       $   567    $  -     $    832    $     24  $   567       $   856   $  1,423
 Lawrenceville Market
  Gwinnett Co., GA    -         3,510       -        1,047          11    3,510         1,058       4,568
 North Point Center
  Fulton Co., GA      -           441       -          101           1      441           102         543
 Lovejoy Station -
  Clayton Co., GA     -         1,387       -          761          29    1,387           790       2,177
                   --------------------------------------------------------------------------------------
                      -         5,905       -        2,741          65    5,905         2,806       8,711
                   --------------------------------------------------------------------------------------
RESIDENTIAL LOTS UNDER DEVELOPMENT
 Brown's Farm -
  Cobb Co., GA        -         1,473       -        1,845      (2,168)   1,150             -       1,150
 Apalachee River Club
  Gwinnett Co., GA    -         1,820       -        2,023      (1,236)   2,607             -       2,607
 Echo Mill
  Cobb Co., GA      454         1,318       -        1,143        (880)   1,581             -       1,581
 Barrett Downs
  Forsyth Co., GA     -           900       -          341          30    1,271             -       1,271
 Bradshaw Farms
  Cherokee Co., GA    -         1,741       -          237          15    1,993             -       1,993
                   --------------------------------------------------------------------------------------
                    454         7,252                5,589      (4,239)   8,602             -       8,602
                   --------------------------------------------------------------------------------------
                   $599      $ 75,585    $145     $100,382    $(26,870) $69,334        $79,908   $149,242
                   ======================================================================================

Column F     Column G     Column H     Column I
                                                              Life on
                                                             Which De-
                                                            preciation
                       Accumu-                                In 1994
                       lated        Date of                   Income
                      Deprecia-    Construc-      Date       Statement
Description           tion (3)     tion        Acquired    Is Computed
-----------          ---------    ---------    --------    -----------
PROJECTS UNDER CONSTRUCTION
 North Point Market-Phase II -
  Fulton Co., GA      $     -     1994         1970-1985      -
 Lawrenceville Market
  Gwinnett Co., GA          -     1994         1994           -
 North Point Center
  Fulton Co., GA            -     1994         1994           -
 Lovejoy Station -
  Clayton Co.,             -      1994         1994           -
                     -------
                           -
                     -------
RESIDENTIAL LOTS UNDER DEVELOPMENT
 Brown's Farm -
  Cobb Co., GA             -      1993-1994    1993-1994      -
 Apalachee River Club
  Gwinnett Co., GA         -      1994         1994           -
 Echo Mill
  Cobb Co., GA             -      1994         1994           -
 Barrett Downs
  Forsyth Co., GA          -      1994         1994           -
 Bradshaw Farms
  Cherokee Co., GA         -      1994         1994           -
                     -------
                           -
                     -------
                     $12,112
                     =======

                                                                SCHEDULE III
                                                                (Page 4 of 4)
            COUSINS PROPERTIES INCORPORATED AND CONSOLIDATED ENTITIES
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1994
                                ($ in thousands)

NOTES:
      (a) Reconciliations of total real estate carrying value and accumulated depreciation for the three years ended December
      31, 1994
      are as follows:

                                               Real Estate          Accmulated Depreciation
                                         ------------------------   -----------------------
                                           1992    1993    1994        1992   1993    1994
                                         ------- ------- --------    ------  ------ -------
      Balance at beginning of period     $69,338 $ 71,994 $108,252   $5,703  $7,448 $ 9,418
        Additions during the period:
         Improvements and other
          capitalized costs                6,231   37,851   53,580        -       -       -
         Provision for depreciation           -         -        -    1,974   1,970   2,694
                                          ------ -------- -------    ------  ------ -------
                                           6,231   37,851   53,580    1,974   1,970   2,694
                                          ------ -------- -------    ------  ------ -------


      Deductions during the period:
        Cost of real estate sold          (3,332)  (1,593) (12,590)        -       -       -
        Retirement of fully depreciated      243)       -        -      (229)      -       -
                                          (3,575)  (1,593) (12,590)     (229)      -       -
                                         ------- -------- --------    ------  ------ -------
      Balance at close of period         $71,994 $108,252 $149,242    $7,448  $9,418 $12,112
                                         ======= ======== ========    ======  ====== =======

      (b)Initial cost for Kennesaw was previously adjusted to reflect a write-down of $1,430 to state the property at the then realizable value.

     REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of Wildwood Associates and Green Valley Associates II:
We have audited the accompanying combined balance sheets of WILDWOOD ASSOCIATES (a Georgia general partnership) and GREEN VALLEY ASSOCIATES II (a North Carolina general partnership) as of December 31, 1993 and 1994, and the related combined statements of income, partners' capital and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the management of the partnerships. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wildwood Associates and Green Valley Associates II as of December 31, 1993 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                                             ARTHUR ANDERSEN LLP

Atlanta, Georgia
February 24, 1995

               WILDWOOD ASSOCIATES AND GREEN VALLEY ASSOCIATES II
                             COMBINED BALANCE SHEETS
                           DECEMBER 31, 1993 AND 1994
                                ($ in thousands)

                                                              1993      1994
ASSETS
REAL ESTATE ASSETS:
  Income producing properties, including land of $36,349
    and $37,677 in 1993 and 1994, respectively (Note 7)      $215,316  $217,869
  Accumulated depreciation and amortization                   (32,932)  (40,009)
                                                             --------  --------
                                                              182,384   177,860
  Land committed to be contributed (Note 3)                    20,440    20,440
  Land and property predevelopment costs                       13,958    12,429
                                                             --------  --------
      Total real estate assets                                216,782   210,729
                                                             --------  --------
CASH AND CASH EQUIVALENTS, at cost,
  which approximates market                                         4         4
                                                             --------  --------
OTHER ASSETS:
  Deferred expenses, net of accumulated amortization of
    $4,706 and $6,065 in 1993 and 1994, respectively            5,617     4,892
  Receivables (Note 6)                                         14,201    14,506
  Allowance for possible losses (Note 1)                       (2,619)   (2,616)
  Furniture, fixtures and equipment, net of accumulated
    depreciation of $1,000 and $1,198 in 1993 and 1994,
    respectively                                                  501       358
  Other                                                            48         2
                                                             --------  --------
                                                               17,748    17,142
                                                             --------  --------
                                                             $234,534  $227,875
                                                             ========  ========
LIABILITIES AND PARTNERS' CAPITAL
NOTES PAYABLE (Note 7)                                       $133,938  $132,608
RETAINAGE, ACCOUNTS PAYABLE AND
  ACCRUED LIABILITIES                                           5,156     2,983
                                                             --------  --------
     Total liabilities                                        139,094   135,591
                                                             --------  --------
PARTNERS' CAPITAL (Notes 3 and 4):
  International Business Machines Corporation                  47,720    46,142
 Cousins Properties Incorporated                               47,720    46,142
                                                             --------  --------
      Total partners' capital                                  95,440    92,284
                                                             --------  --------
                                                             $234,534  $227,875
                                                             ========  ========

The accompanying notes are an integral part of these combined balance sheets.

               WILDWOOD ASSOCIATES AND GREEN VALLEY ASSOCIATES II
                          COMBINED STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1992, 1993 AND 1994
                                ($ in thousands)


                                                       1992     1993     1994
                                                       ----     ----     ----
REVENUES:
  Rental income and recovery of expenses
    charged directly to specific tenants              $34,181  $36,104  $36,196
  Interest                                                 25       24       27
  Other                                                    75       96       82
                                                      -------------------------
        Total revenues                                 34,281   36,224   36,305
                                                      -------------------------
OPERATING EXPENSES:
  Real estate taxes                                     2,089    2,785    2,516
  Maintenance and repairs                               2,171    2,142    1,991
  Utilities                                             1,801    1,737    1,822
  Management and personnel costs                        1,665    1,805    1,794
  Contract security                                       720      761      745
  Grounds maintenance                                     672      632      588
  Expenses charged directly to specific tenants         1,350      852      458
  Insurance                                                98       99      100
                                                       -------------------------
      Total operating expenses                         10,566   10,813   10,014
                                                      -------------------------
OTHER EXPENSES:
  Interest expense                                     11,998   11,606   11,790
  Depreciation and amortization                         8,278    8,336    8,648
  Predevelopment, marketing and other expenses            435      489      342
  Ground lease expense (Note 8)                           322      322      322
  Real estate taxes on undeveloped land (Note 4)          194      190      182
  General and administrative expenses                     184      146      163
                                                      -------------------------
      Total other expenses                             21,411   21,089   21,447
                                                      -------------------------
      Total expenses                                   31,977   31,902   31,461
                                                      -------------------------
NET INCOME                                            $ 2,304  $ 4,322  $ 4,844
                                                      =========================





The accompanying notes are an integral part of these combined statements.

               WILDWOOD ASSOCIATES AND GREEN VALLEY ASSOCIATES II
                    COMBINED STATEMENTS OF PARTNERS' CAPITAL
              FOR THE YEARS ENDED DECEMBER 31, 1992, 1993 AND 1994
                                ($ in thousands)

                              International
                                 Business      Cousins
                                 Machines     Properties
                               Corporation   Incorporated  Total
                               ------------  ------------  -----


BALANCE, December 31, 1991        $48,407      $48,407    $96,814

  Net income                        1,152        1,152      2,304
                                  -------------------------------

BALANCE, December 31, 1992         49,559       49,559     99,118

  Distributions                    (4,000)      (4,000)    (8,000)

  Net income                        2,161        2,161      4,322
                                  -------------------------------

BALANCE, December 31, 1993         47,720       47,720     95,440

  Distributions                    (4,000)      (4,000)    (8,000)

  Net income                        2,422        2,422      4,844
                                  -------------------------------

BALANCE, December 31, 1994        $46,142      $46,142    $92,284
                                  ===============================




The accompanying notes are an integral part of these combined statements.

               WILDWOOD ASSOCIATES AND GREEN VALLEY ASSOCIATES II
                   COMBINED STATEMENTS OF CASH FLOWS (NOTE 9)
              FOR THE YEARS ENDED DECEMBER 31, 1992, 1993 AND 1994
                                ($ in thousands)

                                                        1992     1993     1994
                                                      -------  -------  -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                          $ 2,304  $ 4,322  $ 4,844
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                     8,278    8,336    8,648
      Rental revenue recognized on straight-line
        basis in excess of rental revenue
        specified in the lease agreements              (3,278)    (570)    (349)
      Change in tenant rental receivables                 101     (106)      51
      Change in accounts payable and accrued
        liabilities related to operations                 156       24     (195)
                                                      -------------------------
Net cash provided by operating activities               7,561   12,006   12,999
CASH FLOWS FROM INVESTING ACTIVITIES:
  Property acquisition and development expenditures    (2,389)  (3,581)  (3,008)
  Payment for deferred expenses; furniture, fixtures
    and equipment; and other assets                      (939)  (1,617)    (661)
                                                      -------------------------
Net cash used in investing activities                  (3,328)  (5,198)  (3,669)
                                                      -------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of notes payable                           (2,735)    (413)    (630)
  Proceeds from line of credit                          4,350   11,500   12,600
  Repayments under line of credit                      (5,350) (10,400) (13,300)
  Partnership distributions                                 -   (8,000)  (8,000)
                                                      -------------------------
Net cash used in financing activities                  (3,735)  (7,313)  (9,330)
                                                      -------------------------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                        498     (505)       -
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF YEAR                                                  11      509        4

                                                      -------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR              $   509  $     4 $      4
                                                      =========================

The accompanying notes are an integral part of these combined statements.

               WILDWOOD ASSOCIATES AND GREEN VALLEY ASSOCIATES II
                     NOTES TO COMBINED FINANCIAL STATEMENTS
                        DECEMBER 31, 1992, 1993 AND 1994



1. SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION:
     The Combined Financial Statements include the accounts of Wildwood Associates ("WWA") and Green Valley Associates II ("GVA II"), both of which are general partnerships. Cousins Properties Incorporated (together with its other consolidated entities hereinafter referred to as "Cousins") and International Business Machines Corporation ("IBM") each have a 50% general partnership interest in both partnerships. The financial statements of the partnerships have been combined because of the common ownership. The combined entities are hereinafter referred to as the "Partnerships." All transactions between WWA and GVA II have been eliminated in the Combined Financial Statements.
COST OF PROPERTY CONTRIBUTED BY COUSINS:
     The cost of property contributed or committed to be contributed by Cousins was recorded by WWA based upon the procedure described in Note 3. Such cost was, in the opinion of the partners, at or below estimated fair market value at the time of such contribution or commitment, but was in excess of Cousins' historical cost basis.
COST CAPITALIZATION:
     All costs related to planning, development and construction of buildings, and expenses of buildings prior to the date they become operational for financial statement purposes, are capitalized. Interest and real estate taxes are also capitalized to property under development.
DEPRECIATION AND AMORTIZATION:
     Buildings are depreciated over 25 to 40 years. Furniture, fixtures, and equipment are depreciated over 5 years. Leasehold improvements and tenant improvements are amortized over the life of the leases or useful life of the assets, whichever is shorter. Deferred expenses - which include organizational costs, certain marketing and leasing costs, and loan acquisition costs - are amortized over the period of estimated benefit. The straight-line method is used for all depreciation and amortization.
ALLOWANCE FOR POSSIBLE LOSSES:
     The allowance for possible losses provides for potential writeoffs of certain tenant related assets on WWA' s books. The allowance reflects management's evaluation of the credit exposure to WWA based on a specific review of existing tenants and the impact of current economic conditions on those tenants.


ALLOCATION OF OPERATING EXPENSES:
     In accordance with certain lease agreements, certain management and maintenance costs incurred by WWA are allocated to individual buildings or tenants, including buildings not owned by WWA.
INCOME TAXES:
     No provision has been made for federal or state income taxes because each partner's proportionate share of income or loss from the Partnerships is passed through to be included on each partner's separate tax return.
CASH AND CASH EQUIVALENTS:
     Cash and Cash Equivalents includes all cash and highly liquid money market instruments. Highly liquid money market instruments include securities and repurchase agreements with original maturities of three months or less, money market mutual funds, and securities on which the interest rate is adjusted to market rate at least every three months.
RENTAL INCOME:
     In accordance with Statement of Financial Accounting Standards No. 13 ("SFAS No. 13"), income on leases which include scheduled increases in rental rates over the lease term is recognized on a straight-line basis.
2. FORMATION AND PURPOSE OF THE PARTNERSHIPS
     WWA and GVA II were formed under the terms of partnership agreements effective May 30, 1985 and March 31, 1988, respectively. The purpose of the Partnerships is, among other things, to develop and operate the Summit Green project located in Greensboro, North Carolina, and selected property within Wildwood Office Park ("Wildwood"), located in Cobb County, Georgia.
     Summit Green is a project consisting of one office building and a parts distribution center totaling approximately 144,000 gross square feet ("GSF") which was completed in 1986, and land for two additional office buildings not yet constructed. The two additional buildings are planned to total approximately 240,000 GSF. The 21 acres in the project are leased from a third party by WWA (see Note 8). GVA II subleases the undeveloped portion of this land from WWA.
     Wildwood is an office park containing a total of approximately 289 acres, of which approximately 73 acres are owned by WWA, and an estimated 31 acres are committed to be contributed to WWA by Cousins (see Note 3). Cousins owns the balance of the developable acreage in the park. At December 31, 1994, WWA's income producing real estate assets in Wildwood consisted of: one office building of 338,000 GSF which became operational January 1, 1986, one office building of 684,000 GSF which became operational December 1, 1987 and one office building of 757,000 GSF which became operational April 1, 1991 (including land under such buildings totaling approximately 35 acres); land parcels totaling approximately 13 acres leased to two banking facilities and four restaurants; a 2 acre site on which a child care facility is constructed, and a 1 acre restaurant site. In addition, WWA's assets include 52 acres of land held for future development, which is composed of a 5 acre site with approximately 58,000 square feet of office space which was purchased in 1986 for future development (classified with income producing properties in the accompanying financial statements), and 47 acres of other land to be developed (including additional land committed to be contributed by Cousins) (see Note 3).
3. CONTRIBUTIONS TO THE PARTNERSHIPS
     IBM and Cousins have each contributed or committed to contribute $62,857,000 in cash or properties to the Partnerships. The value of property contributed was agreed to by the partners at the time of formation of WWA.
     The status of contributions at December 31, 1994, was as follows ($ in thousands):

                                           IBM     COUSINS     TOTAL
                                         -------   -------   --------
     Cash contributed                    $46,590   $    84   $ 46,674
     Property contributed                 16,267    42,817     59,084
     Land committed to be contributed          -    19,956     19,956
                                         ----------------------------
           Total                         $62,857   $62,857   $125,714
                                         ============================


     WWA has elected not to take title to the remaining land committed to be contributed by Cousins until such land is needed for development. However, Cousins' capital account was previously credited with the amount originally required to bring it equal to IBM's, and a like amount, plus preacquisition costs paid by WWA, and condemnation proceeds net of condemnation restoration costs, were set up as an asset entitled "Land Committed To Be Contributed."
This asset account subsequently has been reduced as land actually has been contributed, or as land yet to be contributed became associated with a particular building.
     At December 31, 1994, Cousins was committed to contribute land on which an additional 1,473,691 GSF are developable, provided that regardless of planned use or density, 38,333 GSF shall be the minimum GSF attributed to each developable acre contributed. Cousins has also agreed to contribute infrastructure land in Wildwood, as defined, at no cost to WWA, in order to provide the necessary land for development of roads and utilities. The ultimate acreage remaining to be contributed by Cousins will depend upon the actual density achieved, but would be approximately 31 acres if the density were similar to that achieved on land contributed to date.
4. OTHER PROVISIONS OF THE PARTNERSHIP AGREEMENTS
     Net income or loss and net cash flow, as defined, shall be allocated to the partners based on their percentage interests (50% each, subject to adjustment as provided in the partnership agreements).
     In the event of dissolution of the Partnerships, the assets will be distributed as follows:
     First, to repay all debts to third parties, including any secured loans with the partners.
     Second, to each partner until each capital account is reduced to zero.
The balance to each partner in accordance with its percentage interest.


     WWA pays all real estate taxes on property owned by Cousins which is subject to future contribution. Such real estate taxes were $194,000, $190,000 and $182,000 in 1992, 1993 and 1994, respectively, all of which were expensed.
5. FEES TO RELATED PARTIES
     The Partnerships engaged Cousins to develop and lease the Partnerships' property, and Cousins Management, Inc. ("CMI"), to manage the Partnerships' property. In November 1992, Cousins purchased the assets of CMI and assumed all responsibilities under the management agreement. Fees to Cousins and CMI incurred by the Partnerships during 1992, 1993 and 1994 were as follows ($ in thousands):

                                    1992     1993     1994
                                    ----     ----     ----
     Development and tenant
       construction fees           $   63   $  132   $   57
     Management fees                  787      902      909
     Leasing and procurement fees     331      523      189
                                   ------------------------
                                   $1,181   $1,557   $1,155
                                   ========================

6. RENTAL REVENUES
     WWA leases property to the partners, as well as to unrelated third parties. The leases with partners are at rates comparable to those quoted to third parties. The leases typically contain escalation provisions and provisions requiring tenants to pay a pro rata share of operating expenses. The leases typically include renewal options and all are classified and accounted for as operating leases.
     At December 31, 1994, future minimum rentals to be received under existing non-cancelable leases, including tenants' current pro rata share of operating expenses are as follows ($ in thousands):

                                             Leases
                                   Leases      With
                                    With      Third
                                  Partners   Parties     Total
                                  --------   -------     -----

     1995                         $ 21,560   $17,315   $ 38,875
     1996                           17,776    13,740     31,516
     1997                           16,216    13,589     29,805
     1998                           17,128    11,249     28,377
     1999                           16,983     6,652     23,635
     Subsequent to 1999             33,662    35,455     69,117
                                  -----------------------------
                                  $123,325   $98,000   $221,325
                                  =============================






     In the years ended December 31, 1992, 1993 and 1994, income recognized on a straightline basis exceeded income which would have accrued in accordance with the lease terms by $3,278,000, $570,000 and $349,000, respectively. At December 31, 1993 and 1994, receivables which related to the cumulative excess of revenues recognized in accordance with SFAS No. 13 over revenues which accrued in accordance with the actual lease agreements totaled $14,022,000, and $14,371,000, respectively. Of the 1994 amount, 60% was related to leases with IBM.
7. NOTES PAYABLE
     At December 31, 1993 and 1994, notes payable consisted of the following ($ in thousands):

                                                            Due In
                                         ---------------------------------------------------
                                                                                        Six
                    Year-End                                                           Years
                    Interest              One      Two      Three     Four    Five      or
Description           Rate     Balance    Year     Years    Years     Years   Years    Later
-----------         --------   -------   -------  -------  -------  -------  -------  -------
2300 Windy Ridge
 Parkway             9.090%    $ 81,822  $   567  $   621  $   679  $   744  $79,211  $     -
2500 Windy Ridge
 Parkway             9.125%      31,140      397   30,743        -        -        -        -
Summit Green         9.875%      10,646       99      109      121   10,317        -        -
3200 Windy
 Hill Road           6.200%       9,000    9,000        -        -        -        -        -
                               --------------------------------------------------------------
December
 31, 1994                      $132,608  $10,063  $31,473  $   800  $11,061  $79,211  $     -
                               ==============================================================
December
 31, 1993                      $133,938  $10,330  $ 1,063  $31,473  $   800  $11,061  $79,211
                               ==============================================================


     The 2300 Windy Ridge Parkway Building note is secured by the building and two additional leased commercial properties in Wildwood, which properties had a net carrying value of approximately $62,300,000 and $60,000,000 at December 31, 1993 and 1994, respectively. The note had been secured by a bank letter of credit but the requirement was canceled on December 5, 1994. The note was payable interest only through August 10, 1994, after which it amortizes in equal monthly installments of $665,108 based on a 30 year amortization schedule, and matures August 10, 1999.
     The 2500 Windy Ridge Parkway Building note is secured by the building, which had a net carrying value of approximately $21,300,000 and $20,700,000 at December 31, 1993 and 1994, respectively. The note amortizes in equal monthly installments of $268,499 based on a 30 year amortization schedule, and matures June 28, 1996.
     The Summit Green Building note is secured by a leasehold mortgage on the building, which had a net carrying value of approximately $7,900,000 and $7,600,000 at December 31, 1993 and 1994, respectively. The note amortizes in equal monthly installments of $95,517 based on a 30 year amortization schedule, and matures April 1, 1998.
     The note related to the 3200 Windy Hill Road building is an unsecured line of credit under which up to $50,000,000 may be drawn. As amended and restated as of August 1, 1990, the line of credit matures September 1, 1995, but will automatically be renewed from year to year unless the lender provides a notice of non-renewal at least three months in advance of the annual renewal date. The line generally prohibits new borrowings other than those under the line, or the pledging of any assets not pledged as of August 1, 1990. The line bears a floating interest rate equal to the daily federal funds rate plus 3/4%, and there are no fees or compensating balance arrangements required under the line. Cousins and IBM have each severally guaranteed one-half of the line of credit.
     The Partnerships capitalize interest expense to property under development as required by Statement of Financial Accounting Standards No. 34. In the year ended December 31, 1993, the Partnerships capitalized interest totaling $108,000. No interest was capitalized during the years ended December 31, 1992 and 1994.
     The estimated fair value of the Partnership's $134 million and $133 million of notes payable at December 31, 1993 and 1994 respectively, is $144 million and $132 million, respectively, calculated by discounting future cash flows under the notes payable at estimated rates at which similar notes would be made currently.
8. GROUND LEASE
     All of the land in the Summit Green development is subject to a non-subordinated ground lease expiring October 31, 2084. Lease payments commenced December 1, 1986, and are payable in monthly installments at an annual rate of approximately $322,000 per year for the first ten years. The lease rate escalates at ten year intervals commencing December 1, 1996, based on the cumulative increase in the Consumer Price Index ("Index") over the prior ten year period (subject to a 5% annual cap on the increase in such Index in any one year); or, at lessor's option, at the end of any ten year interval the property shall be appraised, and the lessee shall elect to either purchase the land for the appraised value, or pay annually during the succeeding ten year period 10% of the appraised fair market value of the land.
9. COMBINED STATEMENTS OF CASH FLOWS-SUPPLEMENTAL INFORMATION
     Interest (net of amounts capitalized) was as follows ($ in thousands):

                                            1992        1993        1994
                                            ----        ----        ----
     Interest paid                        $12,038     $11,608     $11,780

     Significant non-cash financing and investing activities included the following:
     In 1992, land parcels with an aggregate value of $4,583,000 were transferred from Land Committed To Be Contributed to Land and Property Predevelopment Costs.
     In 1993, a land parcel with a value of $926,000 was transferred from Land Committed To Be Contributed to Land and Property Predevelopment Costs. In September 1993, restaurant site parcels under construction with an aggregate value of $6,700,000 were transferred from Land and Property Predevelopment Costs to Income Producing Properties. See Notes 2 and 3.
     In 1994, the child care facility under construction with an aggregate value of $1,600,000 was transferred from Land and Property Predevelopment Costs to Income Producing Properties. See Notes 2 and 3.

                                                               SCHEDULE III
               WILDWOOD ASSOCIATES AND GREEN VALLEY ASSOCIATES II
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1994
                                ($ in thousands)

Column A       Column B        Column C             Column D                     Column E
 --------       --------        --------             --------                     --------
                                                 Costs Capitalized          Gross Amount at Which
                                Initial Cost        Subsequent                    Carried at
                                to Company        to Acquisitions             December 31, 1994
                              ------------------  -----------------  ---------------------------------
                                                           Carrying
                                                             Costs
                                      Buildings            Less Cost      Land      Buildings
                                        and       Improve-  of Sales    and Land        and       Total
Description      Encumbrances  Land  Improvements  ments   and Other  Improvements  Improvements   (3)
-----------      ------------  ----  ------------  ------  ---------  ------------  ------------  -----
Wildwood Office Park -
 Cobb Co., GA
  2500 Windy Ridge $ 31,140   $ 4,414    $14,814  $  9,010  $   141     $ 4,414      $ 23,965     $ 28,379
  2300 Windy Ridge   81,822     8,927          -    61,548    5,429       8,927        66,977       75,904
  Parkside                -     4,274      2,553    (1,019)     (45)      3,136         2,627        5,763
  3200 Windy Hill     9,000    10,503          -    65,993    5,470      10,503        71,463       81,966
  Stand Alone Retail
   Sites                  -     7,659      1,234     3,650      123       9,570         3,096       12,666
  Land committed to
   be contributed         -      20,059          -         -      381       20,440            -       20,440
  Other land and
   property               -    11,430          -     3,457     (104)      11,645        3,138       14,783
                   ---------------------------------------------------------------------------------------
                    121,962    67,266      18,601   142,639   11,395      68,635      171,266      239,901
                   ---------------------------------------------------------------------------------------
Summit Green, Greensboro, NC:
 Summit Green
  Phase I            10,646         -           -    10,077      259           -       10,336       10,336
 Other property           -         -           -       501        -           -          501          501
                   ---------------------------------------------------------------------------------------
                     10,646         -           -    10,578      259           -       10,837       10,837
                   ---------------------------------------------------------------------------------------
                   $132,608   $67,266     $18,601  $153,217  $11,654     $68,635     $182,103     $250,738
                   =======================================================================================

Column F     Column G     Column H     Column I
                                                              Life on
                                                             Which De-
                                                            preciation
                       Accumu-                                In 1994
                       lated        Date of                   Income
                      Deprecia-    Construc-      Date       Statement
Description           tion (3)     tion        Acquired    Is Computed
-----------          ---------    ---------    --------    -----------
Wildwood Office Park -
 Cobb Co., GA
  2500 Windy Ridge    $ 7,714     1985         1985        40 Years
  2300 Windy Ridge     17,338     1986         1986        40 Years
  Parkside                938     1980         1986        25 Years
  3200 Windy Hill      10,198     1989         1989        40 Years
  Stand Alone Retail
   Sites                  727     Various      1985-1992   Various
  Land committed to
   be contributed           -     -            1985-1986   -
  Other land and
   property               329     Various      1985-1986   Various
                      -------
                       37,244
                      -------
Summit Green, Greensboro, NC:
 Summit Green Phase I   2,765     1986         1986        40 Years
 Other property            -      1986         1986        -
                      -------
                        2,765
                      -------
                      $40,009
                      =======

NOTE: (a)    Reconciliations of total real estate carrying value and
      accumulated depreciation for the three years ended December 31, 1994 are as follows:
                                               Real Estate           Accumulated Depreciation
                                          -------------------------  ------------------------
                                          1992     1993      1994      1992     1993     1994
                                         -------  -------   -------   -------  -------  -------
Balance at beginning of period          $244,212  $246,472  $249,714  $20,510  $26,039  $32,932
Additions during the period:
 Improvements, and other
  capitalized costs                        3,747     3,242     1,058        -        -        -
 Provisions for depreciation                   -         -         -    6,956    6,893    7,111
Deductions during the period:
 Retirement of fully depreciated
  assets and writeoffs                    (1,487)        -       (34)  (1,427)       -      (34)
                                        ----------------------------  -------------------------
Balance at close of period              $246,472  $249,714  $250,738  $26,039  $32,932  $40,009
                                        ============================  =========================
>/TABLE>


REPORT OF INDEPENDENT AUDITORS



To the Partners of
CSC Associates, L.P. (A Limited Partnership)

We have audited the accompanying balance sheets of CSC Associates, L.P. (the
Partnership) as of December 31, 1993 and 1994, and the related statements of operations, partners' capital, and cash flows for each of the three years in the period ended December 31, 1994. Our audits also included the financial statement schedules of CSC Associates, L.P. listed in the Index at Item 14(a).
These financial statements and schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.
We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CSC Associates, L.P. as of December 31, 1993 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.
Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The applicable schedule listed in Item 14 of Cousins Properties Incorporated Form 10-K for 1994 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements, and in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                               ERNST & YOUNG LLP

Atlanta, Georgia
February 3, 1995

                              CSC ASSOCIATES, L.P.
                                 BALANCE SHEETS
                           DECEMBER 31, 1993 AND 1994
                                ($ in thousands)


                                     ASSETS
                                                          1993        1994
                                                        --------    --------
REAL ESTATE ASSETS:
  Building and improvements, including land and
    land improvements of $22,818 in 1993 and 1994       $200,781    $203,275
  Accumulated depreciation                                (9,176)    (14,980)
                                                        --------------------
                                                         191,605     188,295
                                                        --------------------

CASH                                                         965       1,395
                                                        --------------------

OTHER ASSETS:
  Deferred expenses, net of accumulated amortization
    of $1,663 and $2,715 in 1993 and 1994, respectively     8,612      8,170
  Receivables (Note 3)                                      5,522      9,002
  Furniture, fixtures and equipment, net of accumulated
    depreciation of $502 and $866 in 1993 and 1994,
    respectively                                            1,434      1,167
  Other                                                        37         28
                                                        --------------------
      Total other assets                                   15,605     18,367
                                                        --------------------
                                                        $208,175    $208,057
                                                        ====================

                        LIABILITIES AND PARTNERS' CAPITAL

NOTES PAYABLE (Note 4)                                  $      -    $      -

RETAINAGE, ACCOUNTS PAYABLE AND ACCRUED
  LIABILITIES                                              2,322       3,345
                                                        --------------------
      Total liabilities                                    2,322       3,345
                                                        --------------------
PARTNERS' CAPITAL (Note 1)                               205,853     204,712
                                                        --------------------
                                                        $208,175    $208,057
                                                        ====================


The accompanying notes are an integral part of these balance sheets.

                              CSC ASSOCIATES, L.P.
                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1992, 1993 AND 1994
                                ($ in thousands)

                                                   1992       1993       1994
                                                  -------    -------    -------
REVENUES:
  Rental income and recovery of expenses
    charged directly to specific tenants          $19,831    $27,810    $28,931

OPERATING EXPENSES:
  Real estate taxes                                 1,468      3,673      3,493
  Utilities                                         1,072      1,317      1,198
  Management and personnel costs                    1,013      1,311      1,313
  Cleaning                                            763      1,042      1,041
  Contract security                                   360        419        412
  Repairs and maintenance                             192        258        352
  Elevator                                             11        193        274
  Parking                                             144        186        206
  Insurance                                           101        111        111
  Grounds maintenance                                  41         90        105
                                                  -----------------------------
      Total operating expenses                      5,165      8,600      8,505
                                                  -----------------------------

OTHER EXPENSES:
  Interest expense                                 12,318     12,317          -
  Depreciation and amortization                     4,448      7,182      7,222
  Marketing and other expenses                        315        174        154
  General and administrative expenses                  29          8         41
                                                 ------------------------------
      Total other expenses                         17,110     19,681      7,417
                                                  -----------------------------
      Total expenses                               22,275     28,281     15,922
                                                  -----------------------------
CAPITALIZED OPERATIONS                              1,392          -          -
                                                  -----------------------------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM            (1,052)      (471)    13,009

EXTRAORDINARY ITEM (Note 4)                             -       (723)         -
                                                  -----------------------------

NET INCOME (LOSS)                                 $(1,052)   $(1,194)   $13,009
                                                  =============================

The accompanying notes are an integral part of these statements.

                              CSC ASSOCIATES, L.P.
                         STATEMENTS OF PARTNERS' CAPITAL
              FOR THE YEARS ENDED DECEMBER 31, 1992, 1993 AND 1994
                                ($ in thousands)













     BALANCE, December 31, 1991                      $ 36,652

      Net loss                                         (1,052)

                                                     --------

     BALANCE, December 31, 1992                        35,600

      Net loss                                         (1,194)
      Capital contributions                            173,347
      Distributions                                     (1,900)

                                                      --------

     BALANCE, December 31, 1993                        205,853

      Net income                                        13,009
      Distributions                                    (14,150)

                                                      --------

     BALANCE, December 31, 1994                       $204,712

                                                      ========









     The accompanying notes are an integral part of these statements.

                              CSC ASSOCIATES, L.P.
                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1992, 1993 AND 1994
                                ($ in thousands)
                                    (Note 6)

                                                   1992      1993      1994
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                              $(1,052)  $ (1,194)  $13,009
  Extraordinary item (Note 4)                          -        723         -
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
      Depreciation and amortization                4,448      7,182     7,222
      Rental revenue recognized on straight-line
        basis in excess of rental revenue
        specified in the lease agreements         (2,047)    (3,333)   (3,156)
          Change in other receivables and
            other assets                            (210)        31      (315)
          Change in accounts payable and accrued
            liabilities related to operations      2,815     (1,016)       17
                                                 ----------------------------
Net cash provided by operating activities          3,954      2,393    16,777
                                                 ----------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to building and improvements         (52,169)    (7,242)   (1,120)
  Payments for deferred expenses                  (5,829)    (1,732)   (1,060)
  Payments for furniture, fixtures and equipment  (1,496)      (388)      (17)
                                                 ----------------------------
Net cash used in investing activities             (59,494)   (9,362)   (2,197)
                                                 ----------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from construction loan                  55,499     4,533         -
  Repayment of construction loan                        -  (168,046)        -
  Capital contributions                                 -   173,347         -
  Partnership distributions                             -    (1,900)  (14,150)
                                                 ----------------------------
Net cash provided by (used in) financing activities 55,499    7,934   (14,150)
                                                 ----------------------------
NET INCREASE (DECREASE) IN CASH                        (41)     965       430
CASH AT BEGINNING OF YEAR                               41        -       965
                                                 ----------------------------
CASH AT END OF YEAR                              $       -   $    -    $1,395
                                                 ============================

The accompanying notes are an integral part of these statements.

                              CSC ASSOCIATES, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1992, 1993 AND 1994




1.   FORMATION OF THE PARTNERSHIP AND TERMS OF THE PARTNERSHIP AGREEMENT

     CSC Associates, L.P. ("CSC," or the "Partnership") was formed under the terms of a Partnership Agreement effective September 29, 1989. C&S Premises, Inc. ("Premises"), a wholly owned subsidiary of C&S/Sovran Corporation (the "Holding Corporation"), and Cousins Properties Incorporated ("CPI"), each own a 1% general partnership and a 49% limited partnership interest in the Partnership. The Holding Corporation became a wholly owned subsidiary of NationsBank Corporation on December 31, 1991. The Partnership was formed for the purpose of developing and owning a 1.4 million gross square foot office tower in downtown Atlanta, Georgia (the "Building"), which is the Atlanta headquarters of NationsBank Corporation.
     The Partnership Agreement and related documents (the "Agreements") contain among other provisions, the following:
     a.   CPI is the Managing Partner.
     b. CPI is obligated to contribute a total of $18.2 million cash to the Partnership, all of which has been contributed. Premises is obligated to contribute land parcels to the Partnership having an aggregate agreed upon value of $18.2 million, all of which has been contributed, which property value, in the opinion of the partners, is equal to the estimated fair market value of the land at the time of formation of the Partnership. In October 1993, the partners each contributed an additional $86.7 million.
     c.   No interest is earned on partnership capital.
     d. Net income or loss and cash distributions are allocated to the partners based on their percentage interests (50% each), subject to a preference to CPI. The CPI preference is $2.5 million, and accrues to CPI, with interest at 9% to the extent unpaid, over the period February 1, 1992 through January 31, 1995. During the year ended December 31, 1994, CPI received distributions of the preference and accrued interest of approximately $2.65 million. The remaining preference amount of $71,000 was distributed to CPI in January 1995. Amounts above the preference amount are allocated based on the partners' percentage interests.
2.   SIGNIFICANT ACCOUNTING POLICIES

CAPITALIZATION POLICIES
     All costs related to planning, development and construction of the Building, and expenditures for the Building prior to the date it became operational for financial statement purposes, have been capitalized. Interest expense, amortization of financing costs, and real estate taxes were also capitalized while the Building was under development.
     The accompanying financial statements reflect revenues and expenses subsequent to February 1, 1992, the date the first lease in the building commenced. For financial reporting purposes, the Building was considered operational on June 1, 1992. Capitalized operations in the accompanying statement of operations represent revenues of $4,849,000 and expenses of $6,241,000 which were capitalized for the period February 1, 1992 through May 31, 1992.
DEPRECIATION AND AMORTIZATION
     Depreciation of the Building commenced the date the Building became operational for financial statement purposes and the Building is being depreciated over 40 years. Leasehold and tenant improvements are amortized over the life of the leases or useful life of the assets, whichever is shorter. Furniture, fixtures, and equipment are depreciated over 5 years. Deferred expenses which include organizational costs, certain marketing and leasing costs, and loan acquisition costs are amortized over the period of estimated benefit. The straight line method is used for all depreciation and amortization.
INCOME TAXES
     No provision has been made for federal or state income taxes because each partner's proportionate share of income or loss from the Partnership will be passed through to be included on each partner's separate tax return.
RENTAL INCOME
     In accordance with Statement of Financial Accounting Standards No. 13 ("SFAS No. 13"), income on leases which include increases in rental rates over the lease term is recognized on a straight-line basis.
RECLASSIFICATIONS
     Certain prior year amounts have been reclassified to conform to current presentation.
3.   LEASES

     The Partnership has leased office space to the Holding Corporation, as well as to unrelated third parties. The lease with the Holding Corporation is at rates comparable to those quoted to third parties. The leases contain escalation provisions and provisions requiring tenants to pay a pro rata share of operating expenses. The leases typically include renewal options and all are classified and accounted for as operating leases.
     At December 31, 1994, future minimum rentals to be received under existing non-cancelable leases, including tenants' current pro rata share of operating expenses, are as follows ($ in thousands):

                                  Lease       Leases
                                   With        With
                                  Holding      Third
                                Corporation   Parties     Total
                                -----------  --------    --------

          1995                   $ 14,979    $ 13,990    $ 28,969
          1996                     15,091      15,205      30,296
          1997                     15,091      15,216      30,307
          1998                     15,091      15,506      30,597
          1999                     15,091      15,416      30,507
          Subsequent to 1998      187,385     114,696     302,081
                                 ---------------------------------
                                 $262,728    $190,029    $452,757
                                 ================================

     In the years ended December 31, 1993 and 1994, income recognized on a straight-line basis exceeded income which would have accrued in accordance with the lease terms by $3,333,000 and $3,156,000, respectively. At December 31, 1993 and 1994, receivables which related to the cumulative excess of revenues recognized in accordance with SFAS No. 13 over revenues which accrued in accordance with the actual lease agreements totaled $5,380,000, and $8,536,000, respectively. Of that amount, 27% was related to leases with the Holding Corporation.
4.   NOTES PAYABLE

     At December 31, 1992, notes payable consisted solely of the amount borrowed under a Construction Loan Agreement with six banks under which a maximum of $210 million could have been drawn. On October 29, 1993, using capital contributions made by each partner, the Partnership paid off this note payable, which had an outstanding balance of $168 million. Approximately $723,000 of deferred loan costs were written off due to the early extinguishment of this note payable and is classified as an Extraordinary Item in the accompanying Statements of Operations. The Construction Loan was payable interest only monthly and had a floating interest rate equal to LIBOR plus the Applicable Spread Rate. The Applicable Spread Rate was .85% through May 29, 1992, and .70% through December 31, 1992. The Applicable Spread Rate was reduced to .65% effective January 1, 1993 and .60% effective February 1, 1993 to maturity.
     The Partnership entered into an interest rate swap agreement with an affiliate of Premises which effectively fixed LIBOR at 8.45% through September 1993. The face amount of the swap increased over time in amounts corresponding to the projected increases in the Construction Loan balance.
     The Partnership has an unsecured $5 million line of credit provided by an affiliate of Premises. Interest on the line is paid at a floating rate (6.3% weighted average rate in December 1994), and interest only is payable through July 31, 1995, at which time the entire outstanding balance is due. There were no borrowings under the line as of December 31, 1993 and 1994.
     For the year ended December 31, 1992, the Partnership capitalized interest expense totaling $4,591,000, including $3,853,000 capitalized as part of capitalized operations in 1992.
5.   RELATED PARTIES

     The Partnership engaged an affiliate of CPI, Cousins Real Estate Corporation ("CREC"), to develop and lease the Building and engaged Cousins Management, Inc. ("CMI") to manage the Building. In November 1992, CPI purchased the assets of CMI and assumed all responsibilities under the management agreement. During 1992, 1993 and 1994, fees to CREC, CMI, and CPI incurred by the Partnership were as follows ($ in thousands):

                                          1992    1993   1994
                                         ------  ------  -----
Development and tenant construction fees $1,547  $   58  $  25
Leasing and procurement fees              1,145     684    230
Management fees                             444     610    640
                                         ---------------------
                                         $3,136  $1,352  $ 895
                                         =====================

6.   STATEMENT OF CASH FLOWS - SIGNIFICANT NON-CASH
     TRANSACTIONS

     In February 1992, the office building under construction with a book value of $167,511,000 was transferred to Buildings and Improvements. In 1993 and 1994, there were no significant non-cash transactions. Interest paid net of amounts capitalized was $13,387,000 and $15,000 in 1993 and 1994, respectively.


                                                                 SCHEDULE III

                              CSC ASSOCIATES, L.P.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1994
                                ($ in thousands)

Column A       Column B        Column C             Column D                     Column E
 --------       --------        --------             --------                     --------
                                                 Costs Capitalized          Gross Amount at Which
                                Initial Cost        Subsequent                    Carried at
                                to Company        to Acquisitions             December 31, 1994
                              ------------------  -----------------  ---------------------------------
                                                           Carrying
                                                             Costs
                                      Buildings            Less Cost      Land      Buildings
                                        and       Improve-  of Sales    and Land        and      Total
Description      Encumbrances  Land  Improvements  ments   and Other  Improvements  Improvements  (3)
-----------      ------------  ----  ------------  ------  ---------  ------------  ------------ -----
NationsBank Plaza
 Atlanta, Georgia  $  -       $18,200   $   -     $174,626    $10,449   $18,777       $184,498
$203,275
                   =====================================================================================
Column F     Column G     Column H     Column I
                                                              Life on
                                                             Which De-
                                                            preciation
                       Accumu-                                In 1994
                       lated        Date of                   Income
                      Deprecia-    Construc-      Date       Statement
Description           tion (3)     tion        Acquired    Is Computed
-----------          ---------    ---------    --------    -----------
NationsBank Plaza     $14,980     1990-1992      1990          40
 Atlanta, Georgia     =======

NOTE: (a)    Reconciliations of total real estate carrying value and
      accumulated depreciation for the three years ended December 31, 1994 are as follows:

                                               Real Estate          Accumulated Depreciation
                                         -------------------------  ------------------------
                                          1992     1993     1994      1992    1993    1994
                                         -------  -------  -------   ------  ------  -------
Balance at beginning of period           $164,997 $195,681 $200,781  $    -  $3,463  $ 9,176
Improvements and other capitalized costs   30,684    5,100    2,494       -       -       -
Provision for depreciation                      -        -        -   3,463   5,713    5,804
                                         --------------------------  -----------------------
Balance at close of period               $195,681 $200,781 $203,275  $3,463  $9,176  $14,980
                                         ==========================  =======================

REPORT OF INDEPENDENT AUDITORS



The Partners
Haywood Mall Associates
(A South Carolina Joint Venture)


We have audited the accompanying balance sheets of Haywood Mall Associates (A South Carolina Joint Venture) as of December 31, 1994 and 1993, and the related statements of income, cash flows and venturers' equity for each of the three years in the period ended December 31, 1994. Our audits also included the financial statement schedules of Haywood Mall Associates listed in the Index at
Item 14(a). These financial statements and schedules are the responsibility of the Management of the Joint Venture. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Haywood Mall Associates (A South Carolina Joint Venture) at December 31, 1994 and December 31, 1993, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. Also, in our opinion the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.



                                                               ERNST & YOUNG LLP



New York, NY
February 13, 1995

                             HAYWOOD MALL ASSOCIATES
                        (A SOUTH CAROLINA JOINT VENTURE)
                                 BALANCE SHEETS
                           DECEMBER 31, 1994 AND 1993




                                                     1994          1993
                                                ------------    -----------
ASSETS
Shopping center:
 Land                                            $ 3,353,335    $ 3,353,335
 Building and improvements                        19,339,940     19,333,257
                                                 --------------------------
                                                  22,693,275     22,686,592
 Less: accumulated depreciation                    7,412,999      6,827,743
                                                 --------------------------
                                                  15,280,276     15,858,849
 Construction-in-progress                         11,862,132         16,747
Cash                                               1,630,497      1,574,870
Receivables (principally rentals) less
 allowance of $249,291 and $268,090                1,988,716      1,739,790
Other assets                                       2,063,948      1,883,676
                                                 --------------------------
                                                 $32,825,569    $21,073,932
                                                 ==========================

LIABILITIES AND PARTNERS' EQUITY
Mortgages payable                                $         -    $19,528,977
Accounts payable and
 accrued liabilities                                 956,553        898,031
Venturers' equity:
 Cousins Properties, Inc.                         15,891,995        323,462
 Bellwether Properties of
  South Carolina, L.P.                            15,977,021        323,462
                                                 --------------------------
                                                 $32,825,569    $21,073,932
                                                 ==========================




The accompanying notes are an integral part of these financial statements.

                             HAYWOOD MALL ASSOCIATES
                        (A SOUTH CAROLINA JOINT VENTURE)

                              STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992


                                                1994        1993        1992
                                            ----------   ---------   ----------
INCOME
Rental income:
 Minimum                                    $ 6,050,650  $6,064,131  $5,632,562
 Overage                                        568,546     435,082     526,333
 Real estate taxes                              418,166     408,422     350,415
 Utility charges and
  other operating expense recoveries          3,287,614   3,044,326   2,995,808
 Interest income                                 45,655      27,320      33,111
                                            -----------------------------------
                                             10,370,631   9,979,281   9,538,229
                                            -----------------------------------
EXPENSES
Mortgage interest                               598,389   1,842,232   1,865,533
Repairs and maintenance                         882,580     916,474     887,892
Utilities                                       820,798     806,911     865,129
Managing agent's costs
 (principally payroll)                          840,149     817,137     779,267
Depreciation                                    597,732     598,780     608,865
Other                                           486,981     477,501     561,022
Real estate taxes                               450,338     444,642     383,427
Leasehold rent                                   64,765      61,984      61,984
                                            -----------------------------------
                                              4,741,732   5,965,661   6,013,119
                                            -----------------------------------
INCOME BEFORE
 EXTRAORDINARY ITEMS                          5,628,899   4,013,620   3,525,110
Extraordinary loss from
 prepayment of mortgage debt                    680,277           -           -
                                            -----------------------------------
    NET INCOME                              $ 4,948,622  $4,013,620  $3,525,110
                                            ===================================






The accompanying notes are an integral part of these financial statements.

                             HAYWOOD MALL ASSOCIATES
                        (A SOUTH CAROLINA JOINT VENTURE)
                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

                                                1994        1993        1992
                                            ----------   ---------   ----------
OPERATING ACTIVITIES
 Net income                                 $ 4,948,622  $4,013,620  $3,525,110
 Adjustments to reconcile net income
  to net cash provided by operating
  activities:
 Depreciation                                  597,732      598,780     608,865
 Amortization of deferred charges              363,230      338,069     340,192
 Straight line adjustment for
  step lease rentals                          (114,085)    (255,254)   (271,143)
 Loss from prepayment of
  mortgage debt                                680,277            -           -
 Change in operating assets and
  liabilities:
   Decrease(increase) in receivables          (134,841)      53,552     195,514
   Increase in other assets                   (543,502)    (138,880)   (228,522)
   (Decrease)/increase in accounts payable
    and accrued liabilities                     58,522       17,915     (25,011)
                                            -----------------------------------
Net Cash Provided by
 Operating Activities                        5,855,955    4,627,802   4,145,005
                                            -----------------------------------
INVESTING ACTIVITIES
 Investments in shopping center            (11,864,544)     (27,247)     (7,909)
                                            -----------------------------------
Cash Used in Investing Activities          (11,864,544)     (27,247)     (7,909)
FINANCING ACTIVITIES
 Principal payments on mortgages               (92,492)    (260,913)   (237,791)
 Prepayment of mortgage debt               (20,116,762)           -           -
 Cash distributions                         (5,758,268)  (4,105,000) (3,898,000)
 Partners' capital contribution             32,031,738            -           -
                                            -----------------------------------
 Cash Used in Financing Activities           6,064,216   (4,365,913) (4,135,791)
                                            -----------------------------------
 Increase in cash                               55,627      234,642       1,305
 Cash at beginning of year                   1,574,870    1,340,228   1,338,923
                                            -----------------------------------
 Cash at end of year                        $ 1,630,497  $1,574,870  $1,340,228
                                            ===================================
SUPPLEMENTAL DISCLOSURE
 Interest paid during the year              $   750,964  $1,844,258  $1,867,378
                                            ===================================


The accompanying notes are an integral part of these financial statements.

                             HAYWOOD MALL ASSOCIATES
                        (A SOUTH CAROLINA JOINT VENTURE)

                         STATEMENTS OF VENTURERS' EQUITY
                   FOR THE THREE YEARS ENDED DECEMBER 31, 1994



                                   BELLWETHER          COUSINS
                                  PROPERTIES OF      PROPERTIES,
                               SOUTH CAROLINA, L.P.       INC.          TOTAL
                               --------------------  -----------     -----------
BALANCE AT DECEMBER 31, 1991      $   555,597        $   555,597     $ 1,111,194

  Net income                        1,762,555          1,762,555       3,525,110
  Cash distributions               (1,949,000)        (1,949,000)     (3,898,000)
                                  ----------------------------------------------
BALANCE AT DECEMBER 31, 1992          369,152            369,152         738,304

  Net income                        2,006,810          2,006,810       4,013,620
  Cash distributions.              (2,052,500)        (2,052,500)     (4,105,000)
                                  ----------------------------------------------
BALANCE AT DECEMBER 31, 1993          323,462            323,462         646,924

  Net income                        2,474,311          2,474,311       4,948,622
  Cash distributions               (2,879,134)        (2,879,134)     (5,758,268)
  Capital contributions            16,058,382         15,973,356      32,031,738
                                  ----------------------------------------------
BALANCE AT DECEMBER 31, 1994      $15,977,021         $15,891,995    $31,869,016
                                  ==============================================







The accompanying notes are an integral part of these financial statements.

                             HAYWOOD MALL ASSOCIATES
                        (A SOUTH CAROLINA JOINT VENTURE)

                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1994, 1993 AND 1992



NOTE A - JOINT VENTURE AGREEMENT
Haywood Mall Associates (the "Venture") is a South Carolina Joint Venture between Bellwether Properties of South Carolina, L.P. ("BP"), a South Carolina Limited Partnership, and Cousins Properties, Inc. (hereinafter collectively referred to as the "Venturers") formed for the purpose of owning and operating a regional shopping center in Greenville, South Carolina.
Under the terms of the joint venture agreement, the Venturers share equally in the cash flow and the profits and losses of the Venture.
NOTE B - SIGNIFICANT ACCOUNTING POLICIES
Shopping Center: Land and building and improvements are stated at cost. Depreciation of the building and improvements is computed on the straight-line method over an estimated useful life of 35 years. The tenants' alterations are amortized over the life of the related leases. Construction-in-progress at December 31, 1994 represents costs incurred in connection with expanding the shopping center which is anticipated to be completed during 1995.
Taxes: No provision has been made for income taxes, since any taxes which may be payable are the liability of the individual Venturers.
NOTE C - MORTGAGES PAYABLE
The mortgage notes which bore interest at 9% and 10-l/2% and matured in 2000 were prepaid as of April 29, 1994. A prepayment fee equal to 3-1/2% of the outstanding principal balance was paid in the amount of $680,277.
NOTE D - LEASES
The Venture has a land lease with a base period that extends through the year 2017. Future lease payments due under the lease, at December 31, 1994, are as follows:

              1995      -         $   67,000
              1996      -             67,000
              1997      -             67,000
              1998      -             67,000
              1999      -             70,000
             Thereafter -          1,346,000

There are five 10-year renewal option periods available beginning in the year 2017. Annual payments during the renewal periods are based upon fair market value as determined at each renewal date.
Space in the shopping center is leased to retail tenants. Leases generally provide for minimum rentals plus overage rentals based on the tenants' sales volume, and also require tenants to pay a portion of real estate taxes and other property operating expenses. Lease periods generally range from 5 to 15 years and contain various renewal options.
Future minimum rentals (excluding expenses billable to tenants) to be received under leases, all of which are classified and accounted for as operating leases at December 31, 1994 are as follows:

     Year Ending December 31:
                              Amount*
                              ----------
             1995             $ 5,856,757
             1996               5,661,736
             1997               5,624,127
             1998               5,464,690
             1999               4,545,167
             Thereafter        12,066,167
                              -----------
             TOTAL            $39,218,644
                              ===========

                                                                SCHEDULE III
                             HAYWOOD MALL ASSOCIATES
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1994
                                 ($ in thousands)

 Column A       Column B        Column C             Column D                     Column E
 --------       --------        --------             --------                     --------
                                                 Costs Capitalized          Gross Amount at Which
                                Initial Cost        Subsequent                    Carried at
                                to Company        to Acquisitions             December 31, 1994
                              ------------------  -----------------  ---------------------------------
                                                           Carrying
                                                             Costs
                                      Buildings            Less Cost      Land      Buildings
                                        and       Improve-  of Sales    and Land        and      Total
Description      Encumbrances  Land  Improvements  ments   and Other  Improvements  Improvements  (3)
-----------      ------------  ----  ------------  ------  ---------  ------------  ------------ -----
Haywood Mall
 Greenville, S.C.  $ -        $3,598    $9,630    $10,669     $0         $3,353       $20,544   $23,897
                   ====================================================================================

                      Column F     Column G     Column H     Column I
                                                              Life on
                                                             Which De-
                                                            preciation
                       Accumu-                                In 1994
                       lated        Date of                   Income
                      Deprecia-    Construc-      Date       Statement
Description           tion (3)     tion        Acquired    Is Computed
-----------          ---------    ---------    --------    -----------
Haywood Mall
 Greenville, S.C.     $7,722      1979-1980      1979          35(1)
                      ======                                    7(2)

NOTES:(1)    Estimated useful life for Buildings and Improvements.
      (2)    Estimated useful life for Property Equipment.
      (3)    Reconciliations of total real estate carrying value and
      accumulated depreciation for the three years ended December 31, 1994 are as follows:

                                               Real Estate          Accumulated Depreciation
                                         -------------------------  ------------------------
                                          1992     1993     1994      1992    1993    1994
                                         -------  -------  -------   ------  ------  ------
Balance at beginning of period           $23,328  $23,291  $23,392   $5,704  $6,321  $7,017
Improvements and other capitalized costs     (37)     101      505        -       -       -
Provision for depreciation                     -        -        -      617     696     705
                                         -------------------------   ----------------------
Balance at close of period               $23,291  $23,392  $23,897   $6,321  $7,017  $7,722
                                         =========================   ======================