Form 10-Q
period 1995-03-31
COUSINS PROPERTIES INC
filed 1995-05-10
CIK 25232

SECURITIES AND EXCHANGE COMMISSION


                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended March 31, 1995                  Commission file number 0-3576






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


  At April 30, 1995, 27,881,070 shares of common stock of the Registrant were outstanding.

            COUSINS PROPERTIES INCORPORATED AND CONSOLIDATED ENTITIES
                           CONSOLIDATED BALANCE SHEETS
                   ($ in thousands, except per share amounts)

<CAPTTION>
                                                 DECEMBER 31,        MARCH 31,
                                                    1994            1995
                                                 ------------    ---------
                                                                (Unaudited)
ASSETS
PROPERTIES:
 Operating properties                            $104,576        $105,008
 Land held for investment or future development    27,353          28,828
 Projects under construction                        8,711          26,824
 Residential lots under development                 8,602          11,550
 Less:  accumulated depreciation                  (12,112)        (13,061)
                                                  -------         -------
  Total properties                                137,130         159,149
CASH AND CASH EQUIVALENTS, at cost which
  approximates market                               3,407             152
NOTES AND OTHER RECEIVABLES                        52,571          51,823
INVESTMENT IN UNCONSOLIDATED JOINT VENTURES       130,838         136,589
OTHER ASSETS                                        6,871           5,912
                                                 --------        --------
    TOTAL ASSETS                                 $330,817        $353,625
                                                 ========        ========
LIABILITIES AND STOCKHOLDERS' INVESTMENT

NOTES PAYABLE                                    $ 41,799        $ 65,923
ACCOUNTS PAYABLE AND ACCRUED LIABILITIES           11,144          10,255
MINORITY INTERESTS IN CONSOLIDATED ENTITIES         3,631           3,690
DEPOSITS AND DEFERRED INCOME                        1,345           1,426
                                                 --------        --------
    TOTAL LIABILITIES                              57,919          81,294
                                                 --------        --------
STOCKHOLDERS' INVESTMENT
 Common stock, $1 par value, authorized 50,000,000 shares;
  issued 27,863,741 shares at December 31, 1994 and
  27,881,070 shares at March 31, 1995              27,864          27,881
 Additional paid-in capital                       147,495         147,729
 Cumulative undistributed net income               97,539          96,721
                                                 --------        --------
    TOTAL STOCKHOLDERS' INVESTMENT                272,898         272,331
                                                 --------        --------
    TOTAL LIABILITIES AND STOCKHOLDERS'
     INVESTMENT                                  $330,817        $353,625
                                                 ========        ========

The accompanying notes are an integral part of these consolidated balance sheets.

            COUSINS PROPERTIES INCORPORATED AND CONSOLIDATED ENTITIES
                        CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 1994 AND 1995
                                   (UNAUDITED)
                   ($ in thousands, except per share amounts)

                                                      1994       1995
                                                     ------     ------
REVENUES:
 Rental revenues                                     $2,543     $4,434
 Development and construction fees                      207        295
 Management fees                                        508        541
 Leasing and other fees                                 514        714
 Residential lot and outparcel sales                      -        838
 Interest and other                                   1,735      1,178
                                                     ------     ------
                                                      5,507      8,000
INCOME FROM UNCONSOLIDATED JOINT VENTURES             3,241      3,374
COSTS AND EXPENSES:
 Rental property operating expenses                     741      1,075
 General and administrative expenses                  2,113      1,982
 Depreciation and amortization                          813      1,096
 Leasing and other commissions                           13          -
 Stock appreciation right expense (credit)              107       (198)
 Residential lot and outparcel cost of sales              -        800
 Interest expense                                        14        163
 Property taxes on undeveloped land                     148        227
 Other                                                   50        173
                                                     ------     ------
                                                      3,999      5,318
                                                     ------     ------
INCOME FROM OPERATIONS BEFORE INCOME TAXES
 AND GAIN ON SALE OF INVESTMENT PROPERTIES            4,749      6,056
PROVISION (BENEFIT) FOR INCOME TAXES FROM
 OPERATIONS                                             (49)       183
                                                     ------     ------
INCOME BEFORE GAIN ON SALE OF INVESTMENT PROPERTIES   4,798      5,873
GAIN ON SALE OF INVESTMENT PROPERTIES, NET OF
 APPLICABLE INCOME TAX PROVISION                          -          -
                                                     ------     ------
NET INCOME                                           $4,798     $5,873
                                                     ======     ======

INCOME PER SHARE:
 From operations before gain on sale
  of investment properties                           $  .17     $  .21
 From gain on sale of investment properties,
  net of applicable income tax provision                  -          -
                                                     ------     ------
NET INCOME PER SHARE                                 $  .17     $  .21
                                                     ======     ======
CASH DIVIDENDS DECLARED PER SHARE                    $  .22     $  .24
                                                     ======     ======

The accompanying notes are an integral part of these consolidated statements.

            COUSINS PROPERTIES INCORPORATED AND CONSOLIDATED ENTITIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1994 AND 1995
                                   (UNAUDITED)
                                ($ in thousands)

                                                          1994       1995
                                                        -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Income from operations before gain on
  sale of investment properties                         $ 4,798    $ 5,873
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization, net of minority
    interests' share                                        813      1,055
   Stock appreciation right expense (credit)                107       (198)
   Cash charges to expense accrual for stock
    appreciation rights                                     (40)       (21)
   Rental revenue recognized on straight-line basis
    in excess of rental revenue specified in lease
    agreements                                              (61)       (33)
   Deferred income received                                 222        258
   Deferred income recognized                               (63)      (196)
   Income from unconsolidated joint ventures             (3,241)    (3,374)
   Operating distributions from unconsolidated
     joint ventures                                       3,776      3,380
   Residential lot and outparcel cost of sales                -        765
   Changes in other operating assets and liabilities:
    Change in other receivables                            (240)       674
    Change in accounts payable and accrued liabilities   (1,296)     1,306
                                                        -------    -------
Net cash provided by operating activities                 4,775      9,489
                                                        -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Investment in unconsolidated joint ventures               (659)    (5,756)
 Non-operating distributions from unconsolidated
  joint ventures                                            586          -
 Property acquisition and development expenditures       (8,307)   (25,509)
 Principal payments received on government
  agency securities                                         290         15
 Investment in notes receivable                         (28,031)         -
 Collection of notes receivable                           4,782         91
 Change in other assets, net                               (176)       810
                                                        -------    -------
Net cash used in investing activities                   (31,515)   (30,349)
                                                         ------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Dividends paid                                          (6,125)    (6,691)
 Proceeds from lines of credit                            2,700     24,682
 Repayment of line of credit                               (848)      (513)
 Common stock issued pursuant to stock option plan           56        172
 Proceeds from other notes payable                           16          -
 Repayment of other notes payable                           (13)       (45)
                                                        -------    -------
Net cash (used in) provided by financing activities      (4,214)    17,605
                                                        -------    -------
NET DECREASE IN CASH AND CASH EQUIVALENTS               (30,954)    (3,255)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD         31,684      3,407
                                                        -------    -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD              $   730    $   152
                                                        =======    =======

The accompanying notes are an integral part of these consolidated statements.

            COUSINS PROPERTIES INCORPORATED AND CONSOLIDATED ENTITIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1995
                                   (UNAUDITED)



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

     The Consolidated Financial Statements were prepared by the Company without audit, but in the opinion of management reflect all adjustments necessary for the fair presentation of the Company's financial position as of March 31, 1995, and results of operations for the three month periods ended March 31, 1994 and 1995. Results of operations for the interim 1995 period are not necessarily indicative of results expected for the full year. While certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, the Company believes that the disclosures herein are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994. The accounting policies employed are the same as those shown in Note 1 to the Consolidated Financial Statements on Form 10-K.

2. SUPPLEMENTAL INFORMATION CONCERNING CASH FLOWS

     Interest (net of $340,000 and $724,000 capitalized in 1994 and 1995, respectively) and income taxes paid were as follows for the three months ended March 31, 1994 and 1995 ($ in thousands):

                                    1994     1995
                                    ----     ----
          Interest paid             $ -      $183
          Income taxes paid         $ 6      $  -


3. COSTS CAPITALIZED AND FEES ELIMINATED IN CONSOLIDATION

     Development, construction, and leasing fees received by CREC and its subsidiaries from Cousins and Cousins' majority owned joint ventures are eliminated in consolidation. Costs related to planning, development, leasing and construction of properties (including related general and administrative expenses) are capitalized. The table below shows the fees eliminated, the internal costs capitalized related to these fees, and the additional internal costs capitalized by CREC to its own residential developments for the three months ended March 31, 1994 and 1995 ($ in thousands):

                                                  1994    1995
                                                  -----  ------
          Fees eliminated in consolidation        $ 583  $1,020
          Internal costs capitalized to projects
           on which fees were eliminated            263     646
          Internal costs capitalized to CREC
           residential developments                  35     101

4. DEVELOPMENT ACTIVITIES

   COLONIAL PLAZA
     In February 1995, the Company purchased Colonial Plaza Mall, a regional mall located on 49 acres of land in suburban north central Orlando, Florida for $10 million. The Company has commenced the demolition of this mall and begun construction of Colonial Plaza, a 543,000 square foot retail power center.
   MANSELL CROSSING-PHASE II
     In February 1995, North Point Market Associates, L.P. ("NPMA") pursuant to a tax-free exchange, swapped the proceeds which had been escrowed from a September 1994 land sale ($3.0 million) into the purchase of the land for Mansell Crossing-Phase II. The purchase price of this 13 acre site was $3.3 million. Mansell Crossing-Phase II is a 100,000 square foot retail power center expansion adjacent to the Company's other North Point properties.
5. NOTES PAYABLE AND INTEREST EXPENSE

     At December 31, 1994 and March 31, 1995, the composition of notes payable were as follows ($ in thousands):

                                 December 31, 1994                      March 31, 1995
                      ------------------------------------ ------------------------------------
                                      Share of                             Share of
                      Consolidated Unconsolidated          Consolidated Unconsolidated
                        Entities   Joint Ventures   Total    Entities   Joint Ventures   Total
                      ------------ -------------- -------- ------------ --------------  --------
Fixed Rate Mortgages
 (non-recourse)         $ 1,168      $72,650      $ 73,818   $ 1,123    $72,427         $ 73,550
Floating Rate Lines
 of Credit               40,631        6,905        47,536    64,800      6,455           71,255
                        -------      -------      --------   -------    -------         --------      --------
                        $41,799      $79,555      $121,354   $ 65,923   $78,882         $144,805
                        =======      =======      ========   =======    =======         ========


     During the first quarter of 1995, interest related to approximately $54 million of floating rate debt was capitalized to projects under construction.
     For the three months ended March 31, 1995, interest expense was recorded as
follows     ($ in thousands):

                                             Share of
                           Consolidated   Unconsolidated
                             Entities     Joint Ventures    Total
                           ------------   --------------    -----
     Interest Expensed        $163           $1,731        $1,894
     Interest Capitalized      724                -           724
                              ----           ------        ------
                              $887           $1,731        $2,618
                              ====           ======        ======


PART I.  FINANCIAL INFORMATION

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations for the Three Months Ended March 31, 1994 and 1995.

RESULTS OF OPERATIONS:

     RENTAL PROPERTY REVENUES AND OPERATING EXPENSES. Rental property revenues were approximately $1,891,000 higher in 1995. The increase was primarily due to rental property revenues from two retail power centers, North Point Market-Phase I ($974,000) and Presidential Market-Phase I ($383,000) which became operational in May 1994 and December 1994, respectively. Perimeter Expo, which was still in the lease-up phase during the first quarter of 1994, also contributed to the increase ($238,000). In addition, $89,000 of the increase was due to revenue from 13 acres of the Georgia Highway 400 land being ground leased to free standing users. During the first quarter of 1994, revenue was being recognized from only 7 acres of the Georgia 400 land. Rental property revenues were also favorably impacted ($91,000 increase) from the lease-up of the First Union Tower.
     Rental property operating expenses increased $334,000, which increase is primarily related to the occupancy of the three retail power centers in 1994.
     LEASING AND OTHER FEES. Leasing and other fees were approximately $200,000 higher in 1995 due primarily to leasing fee income received from the leasing of the NationsBank Plaza.
     RESIDENTIAL LOT AND OUTPARCEL SALES AND COST OF SALES. Residential lot and outparcel sales in 1995 include approximately $313,000 of sales of residential lots by CREC and approximately $525,000 from the sale of an outparcel site in Presidential Market-Phase I by a subsidiary of CREC. The related cost of sales were $305,000 and $495,000, respectively. No similar sales occurred in the first quarter of 1994.
     INTEREST AND OTHER REVENUE. Interest and other revenue was approximately $557,000 lower in 1995. The decrease was primarily due to repayment of $39.9 million of 9.1% mortgage notes upon their maturity in June 1994 ($896,000 decrease). Additionally, interest income decreased due to lower cash balances in 1995 ($151,000 decrease). These two decreases were partially offset by interest income recognized on the 650 Massachusetts Avenue mortgage notes acquired in March 1994 ($533,000 increase).
     INCOME FROM UNCONSOLIDATED JOINT VENTURES. (All amounts reflect the Company's share of joint venture income.) Income from unconsolidated joint ventures increased approximately $133,000 in 1995. Income from Haywood Mall Associates increased $238,000 in 1995 due to the venture's prepayment of its outstanding debt through equity contributions of $10 million from each partner on April 29, 1994. Income from CSC Associates, L.P. increased $114,000 as leases at NationsBank Plaza executed in 1994 impacted operating results in 1995.
     Income from unconsolidated joint ventures in 1994 was favorably impacted by $238,000 from outparcel and other land sales at several of the Company's other joint ventures. There were no similar sales in 1995.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased approximately $131,000 in 1995. This decrease was primarily due to an increase in costs capitalized to projects under development ($747,000 in 1995 versus $299,000 in 1994). The decrease was partially offset by increases related to personnel increases due to the Company's continued expansion.
     DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased approximately $283,000 in 1995. This increase is due primarily to three retail power centers, Perimeter Expo, North Point Market-Phase I and Presidential Market-Phase I, becoming operational in December 1993, May 1994 and December 1994, respectively ($361,000 increase).
     STOCK APPRECIATION RIGHT EXPENSE. This non-cash item is primarily related to the Company's stock price, which was $16.50 and $16.75 at December 31, 1993 and March 31, 1994, respectively; and $17.375 and $16.625 at December 31, 1994 and March 31, 1995, respectively.
     INTEREST EXPENSE. Interest expense increased approximately $149,000 in 1995. In 1995, interest expense before capitalization increased to $887,000 due to higher debt levels, but the increase was partially offset by increased capitalization because of a higher level of projects under development.
     INCOME TAXES. The provision (benefit) for income taxes from operations increased approximately $232,000 from a benefit of $49,000 to a provision of $183,000. The increase in the provision for income taxes from operations is due primarily to an increase in CREC and its subsidiaries' net income before income taxes from a net loss of $145,000 in 1994 to net income of $444,000 in 1995.
The increase in CREC and its subsidiaries' net income before income taxes was due to an increase in intercompany development and leasing fees recognized, and decreased intangible amortization. Intercompany fee income is eliminated in consolidation, but the tax effect is not.
FINANCIAL CONDITION:

     Major investment activity during the first quarter of 1995 included $25.5 million of property acquisition and development investments, primarily in projects under construction (See Note 4 of "Notes to Consolidated Financial Statements"). The Company also made $5.8 million of contributions during the first quarter of 1995 to certain of its joint ventures including $3.6 million to Haywood Mall Associates to fund the expansion of the mall and $2.0 million to CC-JM II Associates (see Note 5 of "Notes to Consolidated Financial Statements" in the Company's annual report on Form 10-K for the year ended December 31,
1994).The source of cash for these investments was primarily the Company's line of credit.
     The Company has development projects in various stages. The Company currently intends to finance these projects, as well as the completion of projects currently under construction, using its existing lines of credit and increasing those lines of credit as required. Additionally, the Company is in the process of arranging approximately $50 million of fixed rate non-recourse financing secured by its North Point Market and Perimeter Expo retail power center projects.


SUPPLEMENTAL FINANCIAL INFORMATION:

     Depreciation and amortization expense include the following components for the three months ended March 31, 1995 ($ in thousands):

                                                     Share of
                                  Consolidated     Unconsolidated
                                    Entities      Joint Ventures     Total
                                  ------------    --------------    ------
     General and administrative      $  105           $   39        $  144
     Deferred financing costs             -               20            20
     Goodwill and related business
      acquisition costs                  57                8            65
     Real estate related:
      Building (including tenant
       first generation)                897            1,958         2,855
      Tenant second generation           37              131           168
                                     ------           ------        ------
                                     $1,096           $2,156        $3,252
                                     ======           ======        ======


     Exclusive of new developments, the Company had the following capital expenditures during the three months ended March 31, 1995, including its share of unconsolidated joint ventures ($ in thousands):

                                         Office    Retail    Other    Total
                                         ------    ------    -----    -----
     Second generation related costs      $57       $ -       $ -      $ 57
     Building improvements                  -         -         -         -
     Furniture, fixtures and equipment     11         -        61        72
                                          ---       ---       ---      ----
                                          $68       $ -       $61      $129
                                          ===       ===       ===      ====

PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

          (a) The Company's Annual Meeting of Stockholders was held on April 28, 1995.

                    (b)       Not applicable.

                    (c) The following proposals were adopted by the stockholders of the Company:

               (i) A proposal to amend the 1987 Restricted Stock Option Plan so as to allow the outside Directors to elect to receive all or part of their compensation in the form of shares of stock of the Company.
                   The vote on the above proposal was:
                       For        20,368,116
                       Against       624,554
                       Abstained     416,666
               (ii) The election of six Directors.
                   The vote on the above was:

                                              For      Against  Abstained
                                           ----------  -------  ---------
                    Bennett A. Brown       21,398,252     -      11,084
                    Richard W. Courts, II  21,398,252     -      11,084
                    Thomas G. Cousins      21,397,982     -      11,354
                    Henry C. Goodrich      21,396,638     -      12,698
                    Boone A. Knox          21,398,152     -      11,184
                    Richard E. Salomon     21,398,252     -      11,084

               (iii)  The appointment of Arthur Andersen LLP as the Company's independent auditors for the year ending December 31, 1995. The vote on the above was:
                       For          21,348,460
                       Against         34,460
                       Abstained       26,416
Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               27   Financial Data Schedule

          (b) There were no reports on Form 8-K filed by the Registrant during the fiscal quarter ended March 31, 1995.

                                   SIGNATURES









Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              COUSINS PROPERTIES INCORPORATED
                              Registrant



                              /s/ Peter A. Tartikoff
                              ----------------------------------------------
                              Peter A. Tartikoff
                              Senior Vice President - Finance
                              (Authorized Officer)
                              (Principal Financial Officer)








May 10, 1995