Form 10-Q
period 1995-06-30
COUSINS PROPERTIES INC
filed 1995-08-14
CIK 25232

SECURITIES AND EXCHANGE COMMISSION


                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended June 30, 1995              Commission file number 0-3576






                         COUSINS PROPERTIES INCORPORATED
                              A GEORGIA CORPORATION
                  I.R.S. EMPLOYER IDENTIFICATION NO. 58-0869052
                            2500 WINDY RIDGE PARKWAY
                           ATLANTA, GEORGIA 30339-5683
                            TELEPHONE:  770-955-2200





  Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and has been subject to such filing requirements for the past 90 days.


  At July 31, 1995, 27,982,535 shares of common stock of the Registrant were outstanding.

            COUSINS PROPERTIES INCORPORATED AND CONSOLIDATED ENTITIES
                           CONSOLIDATED BALANCE SHEETS
                   ($ in thousands, except per share amounts)

                                                   DECEMBER 31,  JUNE 30,
                                                      1994          1995
                                                   ------------  --------
                                                       (Unaudited)
ASSETS
------
PROPERTIES:
 Operating properties                               $104,576     $105,351
 Land held for investment or future development       27,353       31,763
Projects under construction                           8,711       45,246
 Residential lots under development                    8,602       13,520
 Less:  accumulated depreciation                     (12,112)     (13,938)
                                                    --------     --------
  Total properties                                   137,130      181,942
                                                    --------     --------
CASH AND CASH EQUIVALENTS, at cost which
 approximates market                                   3,407          133
NOTES AND OTHER RECEIVABLES                           52,571       52,462
INVESTMENT IN UNCONSOLIDATED JOINT VENTURES          130,838      136,768
OTHER ASSETS                                           6,871        5,292
                                                    --------     --------
   TOTAL ASSETS                                     $330,817     $376,597
                                                    ========     ========
LIABILITIES AND STOCKHOLDERS' INVESTMENT
----------------------------------------
NOTES PAYABLE                                       $ 41,799     $ 83,047
ACCOUNTS PAYABLE AND ACCRUED LIABILITIES              11,144       14,707
MINORITY INTERESTS IN CONSOLIDATED ENTITIES            3,631        3,754
DEPOSITS AND DEFERRED INCOME                           1,345        2,351
                                                    --------     --------
   TOTAL LIABILITIES                                  57,919      103,859
                                                    --------     --------

STOCKHOLDERS' INVESTMENT
 Common stock, $1 par value, authorized
  50,000,000 shares; issued 27,863,741 shares
  at December 31, 1994 and 27,982,535 shares
  at June 30, 1995                                    27,864       27,983
 Additional paid-in capital                          147,495      149,284
 Cumulative undistributed net income                  97,539       95,471
                                                    --------     --------
   TOTAL STOCKHOLDERS' INVESTMENT                    272,898      272,738
                                                    --------     --------
   TOTAL LIABILITIES AND STOCKHOLDERS' INVESTMENT   $330,817     $376,597
                                                    ========     ========
</TABLE?

The accompanying notes are an integral part of these consolidated balance sheets.

            COUSINS PROPERTIES INCORPORATED AND CONSOLIDATED ENTITIES
                        CONSOLIDATED STATEMENTS OF INCOME
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1994 AND 1995
                                   (UNAUDITED)
                   ($ in thousands, except per share amounts)

                                             THREE MONTHS        SIX MONTHS
                                             ENDED JUNE 30,    ENDED JUNE 30,
                                              1994    1995     1994     1995
                                             ------  ------  -------  -------
REVENUES:
 Rental property revenues                    $2,907  $4,589  $ 5,450  $ 9,023
 Development and construction fees              209     206      416      501
 Management fees                                509     560    1,017    1,101
 Leasing and other fees                         483     608      997    1,322
 Residential lot and outparcel sales            570   1,288      570    2,126
 Interest and other                           2,073   1,158    3,808    2,336
                                             ------  ------  -------  -------
                                              6,751   8,409   12,258   16,409
                                             ------  ------  -------  -------
INCOME FROM UNCONSOLIDATED JOINT VENTURES     2,774   3,495    6,015    6,869
                                             ------  ------  -------  -------
COSTS AND EXPENSES:
 Rental property operating expenses             754   1,033    1,495    2,108
 General and administrative expenses          1,986   2,036    4,099    4,018
 Depreciation and amortization                  892   1,024    1,705    2,120
 Leasing and other commissions                   45       5       58        5
 Stock appreciation right expense (credit)     (303)    383     (196)     185
 Residential lot and outparcel cost of sales    485   1,143      485    1,943
 Interest expense                               324      91      338      254
 Property taxes on undeveloped land             158     227      306      454
 Other                                          268     463      318      636
                                             ------  ------  -------  -------
                                              4,609   6,405    8,608   11,723
                                             ------  ------  -------  -------
INCOME FROM OPERATIONS BEFORE INCOME TAXES
 AND GAIN ON SALE OF INVESTMENT PROPERTIES    4,916   5,499    9,665   11,555

PROVISION FOR INCOME TAXES FROM
 OPERATIONS                                     102      58       53      241
INCOME BEFORE GAIN ON SALE OF
 INVESTMENT PROPERTIES                        4,814   5,441    9,612   11,314
GAIN ON SALE OF INVESTMENT PROPERTIES,
 NET OF APPLICABLE INCOME TAX PROVISION       3,242       -    3,242        -
                                             ------  ------  -------  -------
NET INCOME                                   $8,056  $5,441  $12,854  $11,314
                                             ======  ======  =======  =======
INCOME PER SHARE:
 From operations before gain on sale
  of investment properties                   $  .17  $  .20  $   .34  $   .41
 From gain on sale of investment properties,
  net of applicable income tax provision        .12       -      .12        -
                                             ------  ------  -------  -------
NET INCOME PER SHARE                         $  .29  $  .20  $   .46  $   .41
                                             ======  ======  =======  =======
CASH DIVIDENDS DECLARED PER SHARE            $  .22  $  .24  $   .44  $   .48
                                             ======  ======  =======  =======

The accompanying notes are an integral part of these consolidated statements.

            COUSINS PROPERTIES INCORPORATED AND CONSOLIDATED ENTITIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1994 AND 1995
                                   (UNAUDITED)
                                ($ in thousands)

                                                           1994     1995
                                                         -------  -------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Income from operations before gain on
  sale of investment properties                          $ 9,612  $11,314
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization, net of minority
    interests' share                                       1,689    2,046
   Stock appreciation right expense (credit)                (196)     185
   Cash charges to expense accrual for stock
     appreciation rights                                     (40)     (29)
   Rental revenue recognized on straight-line basis in
    excess of rental revenue specified in lease agreements  (115)     (62)
   Deferred income received                                  452    1,088
   Deferred income recognized                               (297)    (196)
   Income from unconsolidated joint ventures              (6,015)  (6,869)
   Operating distributions from unconsolidated
    joint ventures                                         8,809    7,789
   Residential lot and outparcel cost of sales               485    1,846
   Changes in other operating assets and liabilities:
    Change in other receivables                             (978)     699
    Change in accounts payable and accrued liabilities       335     (886)
                                                         -------  -------
Net cash provided by operating activities                 13,741   16,925
                                                         -------  -------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Property acquisition and development expenditures       (17,150) (45,021)
 Investment in unconsolidated joint ventures             (11,799)  (8,074)
 Change in other assets, net                                (759)   1,279
 Non-operating distributions from unconsolidated
  joint ventures                                             586    1,226
 Collection of notes receivable                           44,835      649
 Principal payments received on government agency
  securities                                                 491       47
 Investment in notes receivable                          (28,043)       -
 Gain on sale of investment properties, net of
  applicable income tax provision                          3,242        -
 Investment properties cost of sales                       1,669        -
                                                         -------  -------
Net cash used in investing activities                     (6,928) (49,894)
                                                         -------  -------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from lines of credit                            21,235   45,108
 Repayment of lines of credit                            (30,801)  (3,739)
 Dividends paid                                          (12,252) (13,382)
 Common stock issued under dividend reinvestment plan          -    1,657
 Common stock issued under employee/director plans            77      172
 Repayment of other notes payable                        (16,950)    (121)
 Proceeds from other notes payable                           841        -
                                                         -------  -------
Net cash (used in) provided by financing activities      (37,850)  29,695
                                                         -------  -------
NET DECREASE IN CASH AND CASH EQUIVALENTS                (31,037)  (3,274)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD          31,684    3,407
                                                         -------  -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $   647  $   133
                                                         =======  =======



The accompanying notes are an integral part of these consolidated statements. PAGE>
            COUSINS PROPERTIES INCORPORATED AND CONSOLIDATED ENTITIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1995
                                   (UNAUDITED)



1. BASIS OF PRESENTATION
------------------------

     The Consolidated Financial Statements include the accounts of Cousins Properties Incorporated ("Cousins") and its majority owned partnerships, as well as Cousins Real Estate Corporation ("CREC") and its subsidiaries. All of the entities included in the Consolidated Financial Statements are hereinafter referred to collectively as the "Company."

     Cousins has elected to be taxed as a real estate investment trust ("REIT"), and intends to distribute 100% of its federal taxable income to stockholders, thereby eliminating any liability for future corporate federal income taxes. Therefore, the results included herein do not include a federal income tax provision for Cousins. However, CREC and its subsidiaries are taxed separately from Cousins as a regular corporation. Accordingly, the Consolidated Statements of Income include a provision for CREC's income taxes.

     The Consolidated Financial Statements were prepared by the Company without audit, but in the opinion of management reflect all adjustments necessary for the fair presentation of the Company's financial position as of June 30, 1995, and results of operations for the six month periods ended June 30, 1994 and 1995. Results of operations for the interim 1995 period are not necessarily indicative of results expected for the full year. While certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, the Company believes that the disclosures herein are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994. The accounting policies employed are the same as those shown in Note 1 to the Consolidated Financial Statements included in Form 10-K.

2. SUPPLEMENTAL INFORMATION CONCERNING CASH FLOWS
-------------------------------------------------
     Interest (net of $559,000 and $1,906,000 capitalized in 1994 and 1995, respectively) and income taxes paid were as follows for the six months ended June 30, 1994 and 1995 ($ in thousands):




                         1994     1995
                        -----    -----
Interest paid           $ 160    $ 281
Income taxes paid       $  21    $ 276

3. COSTS CAPITALIZED AND FEES ELIMINATED IN CONSOLIDATION
---------------------------------------------------------
     Development, construction, and leasing fees received by CREC and its subsidiaries from Cousins and Cousins' majority owned joint ventures are eliminated in consolidation. Costs related to planning, development, leasing and construction of properties (including related general and administrative expenses) are capitalized. The table below shows the fees eliminated, the internal costs capitalized related to these fees, and the additional internal costs capitalized by CREC to its own residential developments for the six months ended June 30, 1994 and 1995 ($ in thousands):

                                            1994      1995
                                           ------    ------
Fees eliminated in consolidation           $1,652    $2,264
Internal costs capitalized to projects
 on which fees were eliminated                587     1,263
Internal costs capitalized to CREC
 residential developments                     109       111
</TABLE?
4. GREENBRIER MARKET
--------------------

     In May 1995, the Company purchased the land for, and commenced construction of, Greenbrier Market, an approximately 480,000 square foot retail power center located in Chesapeake, Virginia.  The purchase price of this 59 acre site was
$8.7 million.
5. NOTES PAYABLE AND INTEREST EXPENSE
-------------------------------------
     At December 31, 1994 and June 30, 1995, the composition of notes payable were as follows ($ in thousands):

                                December 31, 1994                    June 30, 1995
                   ---------------------------------- -----------------------------------
                                    Share of                           Share of
                    Consolidated Unconsolidated        Consolidated Unconsolidated
                      Entities   Joint Ventures  Total   Entities   Joint Ventures  Total
                    ------------ --------------  ----- ------------ --------------   -----
Fixed Rate Mortgages
 (non-recourse)       $ 1,168       $72,650    $ 73,818  $ 1,047       $72,218    $ 73,265
Floating Rate Lines
 of Credit             40,631         6,905      47,536   82,000         8,218      90,218
                      -------       -------    --------  -------       -------    --------
                      $41,799       $79,555    $121,354  $83,047       $80,436    $163,483
                      =======       =======    ========  =======       =======    ========

     In July 1995, the Company completed the long term non-recourse financing of its North Point Market and Perimeter Expo retail power centers. The North Point Market financing is for $30 million, with an interest rate of 8.5% and a maturity of 10 years. The Perimeter Expo financing is for $21.5 million, with an interest rate of 8.04% and a maturity of 10 years. Proceeds of the financings were used to reduce borrowing under the Company's line of credit.
     During the second quarter of 1995, interest related to approximately $75 million of floating rate debt was capitalized to projects under construction.
     For the three and six months ended June 30, 1995, interest expense was recorded as follows ($ in thousands):

                              Three Months Ended                Six Months Ended
                                 June 30, 1995                    June 30, 1995
                    ---------------------------------- ----------------------------------
                                    Share of                         Share of
                    Consolidated Unconsolidated        Consolidated Unconsolidated
                      Entities   Joint Ventures  Total   Entities   Joint Ventures  Total
                    ------------ -------------- ------ ------------ -------------- ------
Interest Expensed      $   91        $1,724     $1,815    $  254       $3,455      $3,709
Interest Capitalized    1,182             -      1,182     1,906            -       1,906
                       ------        ------     ------    ------       ------      ------
                       $1,273        $1,724     $2,997    $2,160       $3,455      $5,615
                       ======        ======     ======    ======       ======      ======

PART I.  FINANCIAL INFORMATION
------------------------------
Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations for the Three and Six Months Ended June 30, 1994 and 1995.

RESULTS OF OPERATIONS:
---------------------
     RENTAL PROPERTY REVENUES AND OPERATING EXPENSES. Rental property revenues were approximately $1,682,000 and $3,573,000 higher in the three and six month 1995 periods, respectively. The increase was primarily due to rental property revenues from two retail power centers, North Point Market-Phase I ($761,000 and $1,735,000, in the three and six month 1995 periods, respectively) and Presidential Market-Phase I ($431,000 and $814,000, in the three and six month 1995 periods, respectively) which became operational in May 1994 and December 1994, respectively. Perimeter Expo, which was still in the lease-up phase during the first quarter of 1994, also contributed to the increase ($149,000 and $386,000, in the three and six month 1995 periods, respectively). In addition, $110,000 and $200,000 of the increase in the three and six month periods, respectively, was due to revenue from additional parcels of the Georgia Highway 400 land being ground leased to free standing users. Rental property revenues were also favorably impacted from the lease-up of the First Union Tower ($71,000 and $162,000, in the three and six month 1995 periods, respectively).
     Rental property operating expenses increased $279,000 and $613,000 in the three and six month 1995 periods, respectively, which increase is primarily related to the occupancy of the three retail power centers in 1994.
     LEASING AND OTHER FEES. Leasing and other fees were approximately $125,000 and $325,000 higher in the three and six month 1995 periods, respectively. The increases were due primarily to a $360,000 third party incentive fee received by the Company's retail division in the second quarter of 1995. Leasing fee income related to Wildwood Office Park also increased $108,000 in the three month 1995 period. The increase in the three month 1995 period was partially offset by a decrease of $225,000 in leasing fee income from NationsBank Plaza. In the six month 1995 period, leasing fee income from NationsBank Plaza increased $147,000.
     RESIDENTIAL LOT AND OUTPARCEL SALES AND COST OF SALES. Residential lot and outparcel sales increased $718,000 and $1,556,000 in the three and six month 1995 periods, respectively. The increase in the three month 1995 period was due to an increase in residential lot sales from 13 lots sold in the 1994 period to 30 lots sold in the 1995 period. The increase in the six month 1995 period was also due to an increase in residential lot sales from 13 lots sold in the 1994 period to 38 lots sold in the 1995 period. Also included in the increase of the six month 1995 period was $525,000 from the sale of an outparcel site in Presidential Market-Phase I by a subsidiary of CREC. There was no similar sale in the six month 1994 period.
     Residential lot and outparcel cost of sales increased $685,000 and $1,458,000 in the three and six month 1995 periods, respectively. These increases were directly related to the sales increases discussed above.
     INTEREST AND OTHER REVENUE. Interest and other revenue was approximately $915,000 and $1,472,000 lower in the three and six month 1995 periods, respectively. The decrease was primarily due to repayment of $39.9 million of 9.1% mortgage notes upon their maturity in June 1994 (decreases of $917,000 and $1,813,000 in the three and six month 1995 periods, respectively).
Additionally, interest income decreased in the six month 1995 period due to lower cash balances ($139,000 decrease). The decrease in the six month 1995 period was partially offset by interest income recognized on the 650 Massachusetts Avenue mortgage notes acquired in March 1994 ($533,000 increase).
     INCOME FROM UNCONSOLIDATED JOINT VENTURES. (All amounts reflect the Company's share of joint venture income.) Income from unconsolidated joint ventures increased approximately $721,000 and $854,000 in the three and six month 1995 periods, respectively. Income from Haywood Mall Associates increased $310,000 and $548,000 in the three and six month 1995 periods, respectively, due primarily to the venture's prepayment of its outstanding debt through equity contributions of $10 million from each partner on April 29, 1994. Income from CSC Associates, L.P. increased $141,000 and $255,000 in the three and six month 1995 periods, respectively, as leases at NationsBank Plaza executed in 1994 impacted operating results in 1995.
     Income from Wildwood Associates increased $125,000 and $157,000 in the three and six month 1995 periods, respectively, due to increased office building rentals and increased rental revenue from certain ground lease sites which began generating rental revenue during the second quarter of 1994 and during the second quarter of 1995.
     Income from unconsolidated joint ventures in the three month 1995 period was also favorably impacted by $148,000 from an outparcel sale at one of the Company's other joint ventures.
     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased approximately $50,000 and $81,000 in the three and six month 1995 periods, respectively. This decrease was primarily due to an increase in costs capitalized to projects under development ($1,475,000 in the six month 1995 period versus $695,000 in the six month 1994 period and $728,000 in the three month 1995 period versus $397,000 in the three month 1994 period). The decrease was partially offset by increases related to personnel increases due to the Company's continued expansion.
     DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased approximately $132,000 and $415,000 in the three and six month 1995 periods, respectively. This increase is due primarily to three retail power centers, Perimeter Expo, North Point Market-Phase I and Presidential Market-Phase I, becoming operational in December 1993, May 1994 and December 1994, respectively (increases of $214,000 and $577,000 in the three and six month 1995 periods, respectively).
     STOCK APPRECIATION RIGHT EXPENSE (CREDIT). This non-cash item is primarily related to the Company's stock price, which was $16.50, $16.75, and $15.50 at December 31, 1993, March 31, 1994, and June 30, 1994, respectively; and $17.375, $16.625, and $17.75 at December 31, 1994, March 31, 1995 and June 30, 1995,
respectively.
     INTEREST EXPENSE. Interest expense decreased approximately $233,000 and $84,000 in the three and six month 1995 periods, respectively. Interest expense before capitalization increased to $1,272,000 and $2,159,000 in the three and six month 1995 periods, respectively, due to higher debt levels, but the increase was offset by increased capitalization because of a higher level of projects under development.
     INCOME TAXES. The provision for income taxes from operations decreased approximately $44,000 in the three month 1995 period and increased approximately $188,000 in the six month 1995 period. The decrease in the three month 1995 period is due primarily to a decrease in leasing fee income received from NationsBank Plaza. The increase in the six month 1995 period is due primarily to an increase in CREC and its subsidiaries' income before income taxes from $103,000 in the six month 1994 period to approximately $602,000 in the six month 1995 period. This increase in CREC and its subsidiaries' income before income taxes was due to an increase in intercompany development and leasing fees recognized, and decreased intangible amortization. Intercompany fee income is eliminated in consolidation, but the tax effect is not.
FINANCIAL CONDITION:
-------------------
     Major investment activity during the second quarter of 1995 included $19.5 million of property acquisition and development investments, primarily in projects under construction. The Company also made $2.3 million of contributions during the second quarter of 1995 to certain of its joint ventures including $1.2 million to Haywood Mall Associates to fund the expansion of the mall and $.8 million to CC-JM II Associates (see Note 5 of "Notes to Consolidated Financial Statements" in the Company's annual report on Form 10-K for the year ended December 31, 1994). The source of cash for these investments was primarily the Company's line of credit.
     The Company has development projects in various stages. The Company currently intends to finance these projects, as well as the completion of projects currently under construction, using its existing lines of credit. The Company intends to pay down its line of credit from time to time through long term non-recourse financing secured by completed projects, as it did in July 1995 (see Note 5).
SUPPLEMENTAL FINANCIAL INFORMATION:
----------------------------------
     Depreciation and amortization expense include the following components for the three and six months ended June 30, 1995 ($ in thousands):

                                  Three Months EndedSix Months Ended
                                      June 30, 1995                       June 30, 1995
                         ----------------------------------  ----------------------------------
                                         Share of                            Share of
                         Consolidated Unconsolidated        Consolidated Unconsolidated
                           Entities   Joint Ventures  Total   Entities   Joint Ventures  Total
                         ------------ -------------- ------ ------------ --------------- ------
General and administrative  $   94        $   36     $  130     $   199      $    75     $  274
Deferred financing costs         -            20         20           -           40         40
Goodwill and related business
 acquisition costs              57             7         64         114           15        129
Real estate related:
 Building (including tenant
   first generation)           836         2,014      2,850      1,733         3,972      5,705
 Tenant second generation       37           142        179         74           273        347
                            ------        ------     ------     ------        ------     ------
                            $1,024        $2,219     $3,243     $2,120        $4,375     $6,495
                            ======        ======     ======     ======        ======     ======

     Exclusive of new developments, the Company had the following capital expenditures during the three and six months ended June 30, 1995, including its share of unconsolidated joint ventures ($ in thousands):

                           Three Months Ended          Six Months Ended
                              June 30, 1995              June 30, 1995
                        -------------------------  -------------------------
                        Office Retail Other Total  Office Retail Other Total
Second generation
 related costs           $477   $ -    $ -   $477   $534   $ -   $  -  $534
Building improvements      17    23      -     40     17    23      -    40
Furniture, fixtures
 and equipment              7     -     44     51     18     -    105   123
                         ----   ---    ---   ----   ----   ---   ----  ----
                         $501   $23    $44   $568   $569   $23   $105  $697
                         ====   ===    ===   ====   ====   ===   ====  ====

PART II.  OTHER INFORMATION
---------------------------

Item 6.    Exhibits and Reports on Form 8-K
          --------------------------------
          (a)  Exhibits
               --------
               27  Financial Data Schedule

          (b) There were no reports on Form 8-K filed by the Registrant during the fiscal quarter ended June 30, 1995.

                                   SIGNATURES
                                   ----------









Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              COUSINS PROPERTIES INCORPORATED
                              Registrant



                              /s/ Peter A. Tartikoff
                              ---------------------------------------
                              Peter A. Tartikoff
                              Senior Vice President - Finance
                              (Authorized Officer)
                              (Principal Financial Officer)








August 14, 1995