Form 10-Q
period 1995-09-30
COUSINS PROPERTIES INC
filed 1995-11-08
CIK 25232

SECURITIES AND EXCHANGE COMMISSION


                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended September 30, 1995           Commission file number 0-3576






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


     At October 31, 1995, 28,086,974 shares of common stock of the Registrant were outstanding.

            COUSINS PROPERTIES INCORPORATED AND CONSOLIDATED ENTITIES
                           CONSOLIDATED BALANCE SHEETS
                   ($ in thousands, except per share amounts)

                                                     DECEMBER 31,  SEPTEMBER 30,
                                                        1994            1995
                                                     ------------  -------------
                                                             (Unaudited)
ASSETS
------
PROPERTIES:
 Operating properties                                  $104,576      $108,578
 Land held for investment or future development          27,353        31,688
 Projects under construction                              8,711        57,511
 Residential lots under development                       8,602        10,592
 Less:  accumulated depreciation                        (12,112)      (14,576)
                                                       --------      --------
  Total properties                                      137,130       193,793
                                                       --------      --------
CASH AND CASH EQUIVALENTS, at cost which
 approximates market                                      3,407           657
NOTES AND OTHER RECEIVABLES                              52,571        52,757
INVESTMENT IN UNCONSOLIDATED JOINT VENTURES             130,838       137,401
OTHER ASSETS                                              6,871         5,335
                                                       --------      --------
    TOTAL ASSETS                                       $330,817      $389,943
                                                       ========      ========

LIABILITIES AND STOCKHOLDERS' INVESTMENT
----------------------------------------
NOTES PAYABLE                                          $ 41,799      $ 91,929
ACCOUNTS PAYABLE AND ACCRUED LIABILITIES                 11,144        16,447
MINORITY INTERESTS IN CONSOLIDATED ENTITIES               3,631         3,823
DEPOSITS AND DEFERRED INCOME                              1,345           373
                                                       --------      --------
    TOTAL LIABILITIES                                    57,919       112,572
                                                       --------      --------
STOCKHOLDERS' INVESTMENT
 Common stock, $1 par value, authorized
  50,000,000 shares; issued 27,863,741 shares
  at December 31, 1994 and 28,086,974 shares
  at September 30, 1995                                  27,864        28,087
 Additional paid-in capital                             147,495       150,932
 Cumulative undistributed net income                     97,539        98,352
                                                       --------      --------
    TOTAL STOCKHOLDERS' INVESTMENT                      272,898       277,371
                                                       --------      --------
    TOTAL LIABILITIES AND STOCKHOLDERS' INVESTMENT     $330,817      $389,943
                                                       ========      ========


The accompanying notes are an integral part of these consolidated balance sheets.

            COUSINS PROPERTIES INCORPORATED AND CONSOLIDATED ENTITIES
                        CONSOLIDATED STATEMENTS OF INCOME
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1995
                                   (UNAUDITED)
                   ($ in thousands, except per share amounts)

                                            THREE MONTHS        NINE MONTHS
                                         ENDED SEPTEMBER 30, ENDED SEPTEMBER 30,
                                         ------------------- -------------------
                                            1994     1995       1994     1995
                                            ----     ----       ----     ----
REVENUES:
 Rental property revenues                  $3,507  $ 4,844    $ 8,957  $13,867
 Development and construction fees            148    2,804        564    3,305
 Management fees                              522      547      1,539    1,648
 Leasing and other fees                       425      421      1,422    1,743
 Residential lot and outparcel sales        2,389    5,469      2,959    7,595
 Interest and other                         1,156    1,245      4,964    3,581
                                           ------  -------    -------  -------
                                            8,147   15,330     20,405   31,739
                                           ------  -------    -------  -------
INCOME FROM UNCONSOLIDATED JOINT VENTURES   3,335    3,467      9,350   10,336
                                           ------  -------    -------  -------
COSTS AND EXPENSES:
 Rental property operating expenses           798    1,119      2,293    3,227
 General and administrative expenses        1,825    1,801      5,924    5,819
 Depreciation and amortization              1,065    1,088      2,770    3,208
 Leasing and other commissions                  3       13         61       18
 Stock appreciation right expense             380      308        184      493
 Residential lot and outparcel cost
  of sales                                  2,172    5,142      2,657    7,085
 Interest expense                              10      123        348      377
 Property taxes on undeveloped land           554      286        860      740
 Other                                        383      502        701    1,138
                                           ------  -------    -------  -------
                                            7,190   10,382     15,798   22,105
                                           ------  -------    -------  -------
INCOME FROM OPERATIONS BEFORE INCOME TAXES
 AND GAIN ON SALE OF INVESTMENT PROPERTIES  4,292    8,415     13,957   19,970
PROVISION (BENEFIT) FOR INCOME TAXES FROM
 OPERATIONS                                  (165)     562       (112)     803
INCOME BEFORE GAIN ON SALE OF
 INVESTMENT PROPERTIES                      4,457    7,853     14,069   19,167
GAIN ON SALE OF INVESTMENT PROPERTIES,
 NET OF APPLICABLE INCOME TAX PROVISION     1,677    1,746      4,919    1,746
                                           ------  -------    -------  -------
NET INCOME                                 $6,134  $ 9,599    $18,988  $20,913
                                           ======  =======    =======  =======
INCOME PER SHARE:
 From operations before gain on sale
  of investment properties                 $  .16  $   .28    $   .50  $   .69
 From gain on sale of investment properties,
  net of applicable income tax provision      .06      .06        .18      .06
                                           ------  -------    -------  -------
NET INCOME PER SHARE                       $  .22  $   .34    $   .68  $   .75
                                           ======  =======    =======  =======
CASH DIVIDENDS DECLARED PER SHARE          $  .22  $   .24    $   .66  $   .72
                                           ======  =======    =======  =======

The accompanying notes are an integral part of these consolidated statements.

            COUSINS PROPERTIES INCORPORATED AND CONSOLIDATED ENTITIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1995
                                   (UNAUDITED)
                                ($ in thousands)

                                                               1994     1995
                                                             -------   -------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Income from operations before gain on
  sale of investment properties                              $14,069   $19,167
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization, net of minority
    interests' share                                           2,723     3,099
   Stock appreciation right expense                              184       493
   Cash charges to expense accrual for stock
    appreciation rights                                          (48)     (103)
   Rental revenue recognized on straight-line basis in
    excess of rental revenue specified in lease agreements      (164)      (90)
   Deferred income received                                      691     1,673
   Deferred income recognized                                   (301)   (2,800)
   Income from unconsolidated joint ventures                  (9,350)  (10,336)
   Operating distributions from unconsolidated
    joint ventures                                            12,592    11,220
   Residential lot and outparcel cost of sales                 2,629     6,832
   Changes in other operating assets and liabilities:
    Change in other receivables                                 (281)       60
    Change in accounts payable and accrued liabilities         2,160     1,040
                                                             -------   -------
Net cash provided by operating activities                     24,904    30,255
                                                             -------   -------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Property acquisition and development expenditures           (28,541)  (63,925)
 Investment in unconsolidated joint ventures                 (16,100)   (8,671)
 Gain on sale of investment properties, net of
  applicable income tax provision                              4,919     1,746
 Investment properties cost of sales                           2,844     1,051
 Change in other assets, net                                  (1,386)    1,085
 Non-operating distributions from unconsolidated
  joint ventures                                                 586     1,226
 Collection of notes receivable                               44,926       744
 Principal payments received on government agency
  securities                                                     618       128
 Investment in notes receivable                              (28,043)        -
                                                             -------   -------
Net cash used in investing activities                        (20,177)  (66,616)
                                                             -------   -------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Repayment of lines of credit                                (46,369)  (58,373)
 Proceeds from lines of credit                                47,486    57,241
 Proceeds from other notes payable                               841    51,500
 Dividends paid                                              (18,376)  (20,100)
 Common stock issued under dividend reinvestment plan              -     3,328
 Common stock issued under employee/director plans                77       253
 Repayment of other notes payable                            (16,964)     (238)
Net cash (used in) provided by financing activities          (33,305)   33,611
                                                              -------   -------
NET DECREASE IN CASH AND CASH EQUIVALENTS                    (28,578)   (2,750)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD              31,684     3,407
                                                             -------   -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $ 3,106   $   657
                                                             =======   =======

The accompanying notes are an integral part of these consolidated statements.

            COUSINS PROPERTIES INCORPORATED AND CONSOLIDATED ENTITIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1995
                                   (UNAUDITED)



1.  BASIS OF PRESENTATION
-------------------------
     The Consolidated Financial Statements include the accounts of Cousins Properties Incorporated ("Cousins") and its majority owned partnerships, as well as Cousins Real Estate Corporation ("CREC") and its subsidiaries. All of the entities included in the Consolidated Financial Statements are hereinafter referred to collectively as the "Company."
     Cousins has elected to be taxed as a real estate investment trust ("REIT"), and intends to distribute 100% of its federal taxable income to stockholders, thereby eliminating any liability for future corporate federal income taxes. Therefore, the results included herein do not include a federal income tax provision for Cousins. However, CREC and its subsidiaries are taxed separately from Cousins as a regular corporation. Accordingly, the Consolidated Statements of Income include a provision for CREC's income taxes.
     The Consolidated Financial Statements were prepared by the Company without audit, but in the opinion of management reflect all adjustments necessary for the fair presentation of the Company's financial position as of September 30, 1995, and results of operations for the nine month periods ended September 30, 1994 and 1995. Results of operations for the interim 1995 period are not necessarily indicative of results expected for the full year. While certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, the Company believes that the disclosures herein are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994. The accounting policies employed are the same as those shown in Note 1 to the Consolidated Financial Statements included in Form 10-K.
2.  SUPPLEMENTAL INFORMATION CONCERNING CASH FLOWS
--------------------------------------------------
     Interest (net of $741,000 and $3,469,000 capitalized in 1994 and 1995, respectively) and income taxes paid (net of $252,000 refunded in 1995) were as follows for the nine months ended September 30, 1994 and 1995 ($ in thousands):

                                     1994      1995
                                     ----      ----
              Interest paid          $294      $568
              Income taxes paid      $ 29      $201

     In September 1995, North Point MarketCenter-Phase II (approximately $2,860,000) was transferred from Projects Under Construction to Operating Properties.
3. COSTS CAPITALIZED AND FEES ELIMINATED IN CONSOLIDATION
---------------------------------------------------------
     Development, construction, and leasing fees received by CREC and its subsidiaries from Cousins and Cousins' majority owned joint ventures are eliminated in consolidation. Costs related to planning, development, leasing and construction of properties (including related general and administrative expenses) are capitalized. The table below shows the fees eliminated, the internal costs capitalized related to these fees, and the additional internal costs capitalized by CREC to its own residential developments for the nine months ended September 30, 1994 and 1995 ($ in thousands):

                                                 1994      1995
                                                ------    ------
      Fees eliminated in consolidation          $2,510    $3,775
      Internal costs capitalized to projects
       on which fees were eliminated               936     1,919
      Internal costs capitalized to CREC
       residential developments                    194       355

4.  NOTES PAYABLE AND INTEREST EXPENSE
--------------------------------------
     At December 31, 1994 and September 30, 1995, the composition of notes payable were as follows ($ in thousands):

                                  December 31, 1994                        September 30, 1995
                                      Share of                                 Share of
                       Consolidated Unconsolidated              Consolidated Unconsolidated
                         Entities   Joint Ventures    Total       Entities   Joint Ventures     Total
                       ------------ --------------   --------   ------------ --------------   --------
Fixed Rate Mortgages
 (non-recourse)          $ 1,168       $72,650       $ 73,818     $52,429      $71,991        $124,420
Floating Rate Lines
 of Credit                40,631         6,905         47,536      39,500       10,983          50,483
                         -------       -------       --------     -------      -------        --------
                         $41,799       $79,555       $121,354     $91,929      $82,974        $174,903
                         =======       =======       ========     =======      =======        ========

     n July 1995, the Company completed the long term non-recourse financing of its North Point MarketCenter and Perimeter Expo retail power centers. The North Point MarketCenter financing is for $30 million, with an interest rate of 8.5% and a maturity of 10 years. The Perimeter Expo financing is for $21.5 million, with an interest rate of 8.04% and a maturity of 10 years. Proceeds of the financings were used to reduce borrowing under the Company's line of credit.
     The Company and its unconsolidated joint ventures have received commitments for the following financings and refinancings which are expected to be closed in the fourth quarter of 1995. Cousins has received a commitment to borrow $28 million for five years at a floating interest rate of LIBOR plus 1% secured by its interest in the 650 Massachusetts Avenue Mortgage Notes (see Note 3 of "Notes to Consolidated Financial Statements" in the Company's annual report on Form 10-K for the year ended December 31, 1994). Wildwood Associates ("WWA") has received commitments to refinance two existing mortgages. The mortgage note payable secured by the 2500 Windy Ridge Parkway Building (due June 28, 1996 with a balance of $30.8 million as of September 30, 1995 and an interest rate of 9.125%) will be paid down to and refinanced at $26 million. The new mortgage will have a ten year term with an interest rate of 7.45%. The mortgage note payable secured by the 2300 Windy Ridge Parkway Building (due August 10, 1999 with a balance of $81.4 million as of September 30, 1995 and an interest rate of 9.09%) will be paid down to and refinanced at $72 million. The new mortgage will have a ten year term with an interest rate of 7.56%. There is no prepayment penalty associated with the refinancing of the 2300 Windy Ridge Parkway Building. WWA will draw against its existing $50 million line of credit to finance the difference between the existing mortgages' balances and the refinanced amounts. This line of credit was extended to September 1, 1997 with all terms remaining the same.
     For the three and nine months ended September 30, 1995, interest expense was recorded as follows ($ in thousands):

                                  Three Months Ended                      Nine Months Ended
                                  September 30, 1995                      September 30, 1995
                       -------------------------------------   -------------------------------------
                                       Share of                                Share of
                       Consolidated Unconsolidated             Consolidated Unconsolidated
                         Entities   Joint Ventures    Total      Entities   Joint Ventures    Total
                       ------------ --------------   -------   ------------ --------------   -------
Interest Expensed         $  123       $1,685        $1,808       $  377       $5,140        $5,517
Interest Capitalized       1,563           94         1,657        3,469           94         3,563
                          ------       ------        ------       ------       ------        ------
                          $1,686       $1,779        $3,465       $3,846       $5,234        $9,080
                          ======       ======        ======       ======       ======        ======

     During the third quarter of 1995, interest related to consolidated and the Company's share of unconsolidated joint venture projects under construction with an average balance of $84 million was capitalized.
5.  DEVELOPMENT ACTIVITIES
--------------------------
      4100/4300 Wildwood Parkway
      --------------------------
       In August 1995, construction commenced on two new office buildings in the Wildwood Office Park on approximately 12.6 acres of land owned by Wildwood Associates. The two buildings are expected to cost approximately $32 million and will be a total of 250,000 rentable square feet, of which 227,000 rentable square feet are pre-leased to Georgia-Pacific Corporation.
      North Point Center-East Phase II
      --------------------------------
       In November 1995, construction commenced on Phase II of North Point Center-East, a 125,000 rentable square foot office building at North Point, adjacent to North Point Mall and the Company's retail properties in north central suburban Atlanta. Construction commenced on this building after Phase I, a 128,000 rentable square foot office building, became 100% pre-committed.
Phase I is expected to be completed in December 1995, and Phase II is scheduled for completion in the second half of 1996.
6.  DUSSELDORF JOINT VENTURE
----------------------------
     In 1992, the Company entered into a joint venture agreement for the development of a 133,000 rentable square foot office building in Dusseldorf, Germany (see Note 5 of "Notes to Consolidated Financial Statements" in the Company's annual report on Form 10-K for the year ended December 31, 1994). Due to the release of certain completion guarantees related to the building, approximately $2,604,000 of previously deferred development income was recognized in September 1995.

PART I.  FINANCIAL INFORMATION
------------------------------
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for the Three and Nine Months Ended September 30, 1994 and 1995.

RESULTS OF OPERATIONS:
---------------------
     RENTAL PROPERTY REVENUES AND OPERATING EXPENSES. Rental property revenues were approximately $1,337,000 and $4,910,000 higher in the three and nine month 1995 periods, respectively. The increase was primarily due to rental property revenues from two retail power centers, North Point MarketCenter and Presidential MarketCenter-Phase I. North Point MarketCenter, which increased $508,000 and $2,243,000 in the three and nine month 1995 periods, respectively, became operational in May 1994 (Phase I) and September 1995 (Phase II). Presidential MarketCenter-Phase I, which increased $479,000 and $1,293,000 in the three and nine month 1995 periods, respectively, became operational in December 1994. Perimeter Expo, which was still in the lease-up phase during the third quarter of 1994, also contributed to the increase ($46,000 and $433,000, in the three and nine month 1995 periods, respectively). In addition, $115,000 and $315,000 of the increase in the three and nine month 1995 periods, respectively, was due to revenue from additional parcels of the Georgia Highway 400 land being ground leased to free standing users. Rental property revenues were also favorably impacted by First Union Tower ($127,000 and $289,000 increases in the three and nine month 1995 periods, respectively) and the 3301 Windy Ridge Parkway Building ($42,000 and $106,000 increases in the three and nine month 1995 periods, respectively).
     Rental property operating expenses increased approximately $321,000 and $934,000 in the three and nine month 1995 periods, respectively, which increase is primarily related to the occupancy of the three retail power centers in 1994.
     DEVELOPMENT AND CONSTRUCTION FEES. Development and construction fees were approximately $2,656,000 and $2,741,000 higher in the three and nine month 1995 periods, respectively. The increase is due primarily to the recognition of development income from the Dusseldorf project ($2,604,000) which had previously been deferred (see Note 6). Also contributing to the increase were development and construction fees related to Wildwood Office Park (increases of $128,000 and $202,000 in three and nine month 1995 periods, respectively), primarily due to construction of two new buildings (see Note 5). Partially offsetting these increases were decreases of $38,000 and $82,000 in the three and nine month 1995 periods, respectively, in development fees recognized by the Company's retail division from third party developments .
     LEASING AND OTHER FEES. Leasing and other fees decreased approximately $4,000 in the three month 1995 period and increased approximately $321,000 in the nine month 1995 period. The increase in the nine month period was due primarily to a $374,000 third party incentive fee received by the Company's retail division. This increase was partially offset by a decrease of $209,000 in leasing fees recognized by the Company's retail division from third party developments. In the nine month 1995 period, leasing fee income from NationsBank Plaza increased $152,000.
     RESIDENTIAL LOT AND OUTPARCEL SALES AND COST OF SALES. Residential lot and outparcel sales increased $3,080,000 and $4,636,000 in the three and nine month 1995 periods, respectively. The increase in the three month 1995 period was due to an increase in residential lot sales from 42 lots sold in the 1994 period to 123 lots sold in the 1995 period. The increase in the nine month 1995 period was also due to an increase in residential lot sales from 55 lots sold in the 1994 period to 150 lots sold in the 1995 period. Also included in the increase of the nine month 1995 period was $525,000 from the sale of an outparcel site in Presidential MarketCenter-Phase I by a subsidiary of CREC. There was no similar sale in the nine month 1994 period.
     Residential lot and outparcel cost of sales increased $2,970,000 and $4,428,000 in the three and nine month 1995 periods, respectively. These increases were directly related to the sales increases discussed above.
     INTEREST AND OTHER REVENUE. Interest and other revenue increased approximately $89,000 in the three month 1995 period and decreased approximately $1,383,000 in the nine month 1995 period. The increase in the three month 1995 period is due primarily to interest of $71,000 on tax refunds received as discussed below. Approximately $1,813,000 of the decrease in the nine month 1995 period was primarily due to repayment of $39.9 million of 9.1% mortgage notes upon their maturity in June 1994. Additionally, interest income decreased $135,000 in the nine month 1995 period due to lower cash balances. The decrease in the nine month 1995 period was partially offset by interest income recognized on the 650 Massachusetts Avenue mortgage notes acquired in March 1994 ($533,000 increase).
     INCOME FROM UNCONSOLIDATED JOINT VENTURES. (All amounts reflect the Company's share of joint venture income.) Income from unconsolidated joint ventures increased approximately $132,000 and $986,000 in the three and nine month 1995 periods, respectively. Income from Haywood Mall Associates decreased approximately $123,000 in the three month 1995 period and increased approximately $424,000 in the nine month 1995 period. The increase was due primarily to the venture's prepayment of its outstanding debt through equity contributions of $10 million from each partner on April 29, 1994. Income from CSC Associates, L.P. increased approximately $79,000 and $334,000 in the three and nine month 1995 periods, respectively, as leases at NationsBank Plaza executed in 1994 impacted operating results in 1995.
     Income from Wildwood Associates increased approximately $66,000 and $223,000 in the three and nine month 1995 periods, respectively, due to increased office building rentals and increased rental revenue from certain ground lease sites which began generating rental revenue during the second quarter of 1994 and during the second quarter of 1995.
     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased approximately $24,000 and $105,000 in the three and nine month 1995 periods, respectively. This decrease was primarily due to an increase in costs capitalized to projects under development ($2,274,000 in the nine month 1995 period versus $1,130,000 in the nine month 1994 period and $799,000 in the three month 1995 period versus $434,000 in the three month 1994 period). The decrease was partially offset by increases related to personnel increases due to the Company's continued expansion.
     DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased approximately $23,000 and $438,000 in the three and nine month 1995 periods, respectively. This increase is due primarily to Perimeter Expo, North Point MarketCenter-Phases I and II and Presidential MarketCenter-Phase I retail power centers, becoming operational in December 1993, May 1994, September 1995 and December 1994, respectively (increases of $148,000 and $724,000 in the three and nine month 1995 periods, respectively). These increases were partially offset by decreases of $67,000 and $208,000 in the three and nine month 1995 periods, respectively, in the amortization of intangible assets acquired from the purchase of the Company's retail division in 1992. These intangible assets were fully amortized in 1994.
     STOCK APPRECIATION RIGHT EXPENSE. This non-cash item is primarily related to the Company's stock price, which was $16.50, $15.50, and $16.75 at December 31, 1993, June 30, 1994, and September 30, 1994, respectively; and $17.375,
$17.75, and $18.25 at December 31, 1994, June 30, 1995 and September 30, 1995,
respectively.
     INTEREST EXPENSE. Interest expense increased approximately $113,000 and $29,000 in the three and nine month 1995 periods, respectively. Interest expense before capitalization increased approximately $1,495,000 and $2,757,000 in the three and nine month 1995 periods, respectively, due to higher debt levels and higher interest rates. Interest rates on floating rate debt increased in the three and nine month 1995 periods, respectively. Additionally, during the third quarter of 1995, $50 million of floating rate debt was replaced with long term fixed rate debt at higher interest rates. The increase in interest expense was partially offset by increased capitalization because of a higher level of projects under development.
     INCOME TAXES. The provision for income taxes from operations increased approximately $727,000 and $915,000 in the three month and nine month 1995 periods, respectively. The increase is due to an increase in CREC and its subsidiaries' income before income taxes of approximately $2,552,000 and $3,046,000 in the three and nine month 1995 periods, respectively. This increase in CREC and its subsidiaries' income before income taxes was primarily due to the recognition of CREC's share of the development income from the Dusseldorf project in the three month 1995 period (see Note 6). Also, contributing to the increase in CREC and its subsidiaries' income before income taxes was an increase in intercompany development and leasing fees and decreased intangible amortization. Intercompany fee income is eliminated in consolidation, but the tax effect is not. The increase in the provision for income taxes from operations was partially offset by $252,000 of state income tax refunds received related to a successful judicial appeal by Cousins of an assessment paid in 1992.
     GAIN ON SALE OF INVESTMENT PROPERTIES. The $4,919,000 gain on sale of investment properties in 1994 was from the June 1994 sale of the Company's 9 acre Peachtree Road property and the August 1994 sale of the 10.8 acre site in North Point MarketCenter - Phase II. The $1,746,000 gain on sale of investment properties in 1995 included the following: the August 1995 sale of the approximately 1 acre parcel proximate to the CNN Center in downtown Atlanta, the September sale of a 6.2 acre parcel in West Cobb County Georgia and the September simultaneous purchase and sale of a 78 acre parcel adjacent to the Company's Bradshaw Farm residential development in suburban Atlanta.
FINANCIAL CONDITION:
-------------------
     Major investment activity during the third quarter of 1995 included $18.9 million of property acquisition and development investments, primarily in projects under construction. The Company also made $600,000 of contributions during the third quarter of 1995 to Haywood Mall Associates to fund the expansion of the mall (see Note 5 of "Notes to Consolidated Financial Statements" in the Company's annual report on Form 10-K for the year ended December 31, 1994). The source of cash for these investments was primarily the Company's line of credit and net cash proceeds of $2.8 million from the sale of certain investment properties as discussed above.
     The Company has development projects in various stages. The Company currently intends to finance these projects, as well as the completion of projects currently under construction, using its existing lines of credit. The Company intends to pay down its line of credit from time to time through long term non-recourse financing secured by completed projects, as it did in July 1995 (see Note 4). Additionally, the Company and its unconsolidated joint ventures have received commitments for financings and refinancings which are expected to be closed in the fourth quarter of 1995 (see Note 4).
SUPPLEMENTAL FINANCIAL INFORMATION:
----------------------------------
     Depreciation and amortization expense include the following components for the three and nine months ended September 30, 1995 ($ in thousands):

                                           Three Months Ended                   Nine Months Ended
                                           September 30, 1995                   September 30, 1995
                                ------------------------------------ ------------------------------------
                                                Share of                             Share of
                                Consolidated Unconsolidated          Consolidated Unconsolidated
                                  Entities   Joint Ventures   Total    Entities   Joint Ventures   Total
                                ------------ --------------  ------- ------------ --------------  -------
  General and administrative       $   95        $   24      $  119     $  294       $   99       $  393
  Deferred financing costs              -            20          20          -           60           60
  Goodwill and related business
   acquisition costs                   57             6          63        171           21          192
  Real estate related:
   Building (including tenant
    first generation)                 898         2,059       2,957       2,631       6,031        8,662
   Tenant second generation            38           163         201         112         436          548
                                   ------        ------      ------      ------      ------       ------
                                   $1,088        $2,272      $3,360      $3,208      $6,647       $9,855
                                   ======        ======      ======      ======      ======       ======

     Exclusive of new developments, the Company had the following capital expenditures during the three and nine months ended September 30, 1995, including its share of unconsolidated joint ventures ($ in thousands):

                            Three Months Ended          Nine Months Ended
                            September 30, 1995          September 30, 1995
                         -------------------------   -------------------------
                         Office Retail Other Total   Office Retail Other Total
                         ------ ------ ----- -----   ------ ------ ----- -----
Second generation
 related costs            $   354   $ -   $ -   $354     $888   $ -   $  -  $
888
Building improvements        -     -     -      -       17    23      -      40
Furniture, fixtures and
 equipment                   -     -    53     53       18     -    158     176
                          ----   ---   ---   ----     ----   ---   ----  ------
                          $354   $ -   $53   $407     $923   $23   $158  $1,104
                          ====   ===   ===   ====     ====   ===   ====  ======

PART II.  OTHER INFORMATION
---------------------------
Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------
          (a)  Exhibits
               --------
               27  Financial Data Schedule

          (b)  Reports on Form 8-K
               -------------------
               There were no reports on Form 8-K filed by the Registrant during the fiscal quarter ended September 30, 1995.

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








November 8, 1995