Form 10-K
period 1995-12-31
COUSINS PROPERTIES INC
filed 1996-04-01
CIK 25232

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

   For the fiscal year ended December 31, 1995 Commission file number 2-20111

                         COUSINS PROPERTIES INCORPORATED
                              A GEORGIA CORPORATION
                  I.R.S. EMPLOYER IDENTIFICATION NO. 58-086952
                            2500 WINDY RIDGE PARKWAY
                             ATLANTA, GEORGIA 30339
                             TELEPHONE: 770-955-2200

Name of exchange on which registered:  New York Stock Exchange

Securities registered pursuant to Section 12(b) of the Act:

Common Stock ($1 Par Value)

Securities registered pursuant to Section 12(g) of the Act:              None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     As of March 20, 1996, 28,345,020 common shares were outstanding; and the aggregate market value of the common shares of Cousins Properties Incorporated held by nonaffiliates was $397,712,906.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents have been incorporated by reference into the designated Part of this Form 10-K:

     Registrant's Proxy Statement             Part III, Items 10, 11, 12 and 13
        dated March 29, 1996
     Registrant's Annual Report to            Part II, Items 5, 6, 7 and 8
        Stockholders for the year
        ended December 31, 1995

                                                           PART I
Item 1.     Business
- --------------------

     Corporate Profile

     Cousins Properties Incorporated (the "Registrant" or "Cousins") is a Georgia corporation, which since 1987 has elected to be taxed as a real estate investment trust ("REIT"). Cousins Real Estate Corporation ("CREC"), a taxable entity consolidated with the Registrant, owns, develops, and manages a portion of the Company's real estate portfolio. Cousins MarketCenters, Inc. ("CMC") (formerly known as Cousins/New Market Development Company, Inc.) is a subsidiary of CREC which develops retail shopping centers. The Registrant, together with CREC, CMC and CREC's other consolidated entities, is hereafter referred to as the "Company."

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

     Unless otherwise indicated, the notes referenced in the discussion below are the "Notes to Consolidated Financial Statements" included in the financial section of the Registrant's 1995 Annual Report to Stockholders.

     Brief Description of Company Investments

     Office. As of March 15, 1996, the Company owns, directly and indirectly, equity interests of at least 50% in the following fourteen high-quality commercial office buildings:

                                                                                                    Company's
                                                      Metropolitan            Rentable              Ownership
            Property Description                          Area               Square Feet            Interest
            --------------------                      ------------           -----------            --------
         First Union Tower                          Greensboro, NC             317,000                 100% (c)
         3100 Windy Hill Road                       Atlanta                    188,000                 100% (b)
         100 North Point Center East                Atlanta                    128,000                 100% (a)
         200 North Point Center East                Atlanta                    125,000                 100% (a)
         3301 Windy Ridge Parkway                   Atlanta                    106,000                 100%
         NationsBank Plaza                          Atlanta                  1,256,000                  50%
         3200 Windy Hill Road                       Atlanta                    681,000                  50%
         2300 Windy Ridge Parkway                   Atlanta                    634,000                  50%
         2500 Windy Ridge Parkway                   Atlanta                    313,000                  50%
         Ten Peachtree Place                        Atlanta                    259,000                  50%
         John Marshall-II                           Washington, D.C.           224,000                  50%
         4300 Wildwood Parkway                      Atlanta                    150,000                  50% (a)
         Summit Green                               Greensboro, NC             135,000                  50%
         4100 Wildwood Parkway                      Atlanta                    100,000                  50% (a)
                                                                             ---------
                                                                             4,616,000
                                                                             =========

         (a)  Under construction or in early stages of leaseup.
         (b)  See Item 2. Properties footnote (5) where ownership is discussed.
         (c)  See Item 2. Properties footnote (7) where ownership is discussed.

     The weighted average leased percentage of these office buildings (excluding 200 North Point Center East on which construction commenced in late 1995) was approximately 92% as of March 15, 1996 and the leases expire as follows:

                                                                                                            2005
                                                                                                              &
                        1996      1997     1998     1999     2000      2001      2002     2003     2004   Thereafter     Total
                        ----      ----     ----     ----     ----      ----      ----     ----     ----   ----------     -----

OFFICE
100% Owned Properties:
Square Feet Expiring (d)    0     3,306   202,672   2,705   161,755    80,365     8,125    73,896         0     84,536    617,360(b)
% of Leased Space           0%       1%       33%      0%       26%       13%        1%       12%        0%        14%       100%
Annual Base Rent (a)        0    43,342 2,529,721  37,762 2,381,034 1,445,262   156,406   665,064         0  1,306,665  8,565,256
Annual Base
 Rent/Sq. Ft. (a)           0     13.11     12.48   13.96     14.72     17.98     19.25      9.00         0      15.46      13.87

50% Owned Properties:
SquareFeetExpiring(d) 122,735   128,133   342,204  54,722   203,460   704,311   237,402    66,177    65,019  1,592,269  3,516,432(c)
% of Leased Space          3%        4%        9%      2%        6%       20%        7%        2%        2%        45%       100%
Annual Base Rent (a)1,985,607 1,870,829 5,804,652 747,947 3,653,463 9,958,208 4,705,464 1,113,927 1,353,444 39,134,496 70,328,037
Annual Base
 Rent/Sq. Ft. (a)       16.18     14.60     16.96   13.67     17.96     14.14     19.82     16.83     20.82      24.58      20.00

Total (including only Company's share of 50% Owned Properties):
Square Feet Expiring(d)61,368    67,372   373,774  30,066   263,485   432,520   126,826   106,985    32,510    880,670  2,375,576
% of Leased Space          3%        3%       16%      1%       11%       18%        5%        5%        1%        37%       100%
Annual Base Rent (a)  992,804   978,757 5,432,047 411,736 4,207,765 6,424,366 2,509,138 1,222,027   676,722 20,873,913 43,729,275
Annual Base
 Rent/Sq. Ft. (a)       16.18     14.53     14.53   13.69     15.97     14.85     19.78     11.42     20.82      23.70      18.41

(a) Annual base rent excludes the operating expense reimbursement portion of the rent payable. If the lease does not provide for pass through of such operating expense reimbursements, an estimate of operating expenses is deducted from the rental rate shown. The base rental rate shown is the rate in the year of expiration. Amounts disclosed are in dollars.
(b) Rentable square feet leased as of March 15, 1996 out of 739,000 total rentable square feet.
(c) Rentable square feet leased as of March 15, 1996 out of 3,752,000 total rentable square feet. (d) Where tenant has the option to cancel its lease without penalty, the lease expiration date used in the table above reflects the cancellation option date rather than the lease expiration date.

     The weighted average remaining lease term of these thirteen office buildings was approximately 8 years as of March 31, 1996. Most of the Company's leases in these buildings provide for pass through of operating expenses, and base rents which escalate over time.

     Retail. As of March 15, 1996, the Company's retail portfolio includes the following eleven properties:


                                                       Rentable
                                                      Square Feet   Company's
                                      Metropolitan     (Company    Ownership
            Property Description         Area           Owned)      Interest
            --------------------      ------------    -----------  ----------

Colonial Plaza MarketCenter .......    Orlando, FL       533,000    100% (a)
Lawrenceville MarketCenter ........    Atlanta           499,000    100%
Greenbrier MarketCenter ...........    Chesapeake, VA    474,000    100% (a)
North Point MarketCenter ..........    Atlanta           370,000    100% (b)
Presidential MarketCenter .........    Atlanta           334,000    100% (c)
Perimeter Expo ....................    Atlanta           170,000    100%
Los Altos MarketCenter ............    Long Beach, CA    152,000    100% (a)
Mansell Crossing Phase II .........    Atlanta           100,000    100% (a)(b)
Rivermont Station .................    Atlanta            92,000    100% (a)
Lovejoy Station ...................    Atlanta            77,000    100%
Haywood Mall ......................    Greenville, SC    330,000     50%
                                                       ---------
                                                       3,131,000
                                                       =========


         (a)  Under construction or in early stages of leaseup.
         (b)  See Item 2. Properties footnote (14) where ownership is discussed.
         (c)  Phase II (130,000 square feet) is under construction.

     The weighted average leased percentage of these eleven retail properties (excluding the properties under construction or in early stages of leaseup and excluding Haywood Mall) was approximately 99% as of March 15, 1996, and the leases of these eleven properties (excluding only Haywood Mall) expire as follows:

                                                                                                   2005
                                                                                                     &
                       1996   1997     1998    1999       2000      2001   2002   2003   2004    Thereafter    Total
                       ----   ----     ----    ----       ----      ----   ----   ----   ----    ----------    -----

RETAIL
Square Feet Expiring      0   2,195   13,810   54,904     68,988   74,776     0      0   85,267   2,028,808   2,328,748(b)
% of Leased Space        0%      0%       1%       2%         3%       3%    0%     0%       4%         87%         100%
Annual Base Rent (a)      0  41,486  217,051  982,861  1,032,491  711,701     0      0  941,311  22,906,420  26,833,321
Annual Base
 Rent/Sq. Ft. (a)         0   18.90    15.72    17.90      14.97     9.52     0      0    11.04       11.29       11.52

(a) Annual base rent excludes the operating expense reimbursement portion of the rent payable and any percentage rents due. If the lease does not provide for pass through of such operating expense reimbursements, an estimate of operating expenses is deducted from the rental rate shown. The base rental rate shown is the rate in the year of expiration. Amounts disclosed are in dollars.

(b) Gross leasable area leased as of March 15, 1996 out of 2,801,000 total gross leasable area.

     The weighted average remaining lease term of these eleven retail properties (excluding only Haywood Mall) was approximately 16 years as of March 15, 1996. All of the major tenant leases in these retail properties have lease terms of 10 years or more and provide for pass through of operating expenses and base rents which escalate over time.

     Other. The Company's other real estate holdings include equity interests in approximately 484 acres of strategically located land held for investment and future development at North Point and Wildwood Office Park, and two mortgage notes for $28 million which are secured by a 250,000 square foot office building in Washington, D.C. The terms of these two notes have some of the characteristics of an equity investment, and should provide a comparable return on investment (see Note 3).

     The Company's joint venture partners include IBM and affiliates of The Coca-Cola Company ("Coca-Cola"), NationsBank Corporation ("NationsBank"), Corporate Property Investors, Odyssey Partners, L.P., Temple-Inland Inc., Dutch Institutional Holding Company ("DIHC"), American General Corporation, and Carr Realty Corporation.

     The success of the Company's operations is dependent upon such unpredictable factors as the availability of satisfactory financing; general and local economic conditions; the activity of others developing competitive projects; the cyclical nature of the real estate industry; and zoning, environmental impact, and other government regulations.

     Refer to Item 2 hereof for a more detailed description of the Company's real estate properties.

     Significant Changes in 1995

     Significant changes in the Company's business and properties during the year ended December 31, 1995 were as follows:

     In September 1995, North Point MarketCenter Phase II, a 173,000 square foot (57,000 square feet of which are owned by the Company) retail power center expansion in north central suburban Atlanta, became fully operational for financial reporting purposes. In October 1995, Lawrenceville MarketCenter, a 499,000 square foot retail power center in northeast suburban Atlanta, became partially operational for financial reporting purposes. In December 1995, Lovejoy Station, a 77,000 square foot neighborhood retail center in south central suburban Atlanta, became partially operational for financial reporting purposes.

     Construction   which  commenced   during  1995  included:   Colonial  Plaza
MarketCenter, a 533,000 square foot retail power center in suburban north central Orlando, Florida, in February 1995; Greenbrier MarketCenter, a 474,000 square foot retail power center in Chesapeake, Virginia, in May 1995; Mansell Crossing Phase II, a 100,000 square foot retail power center expansion adjacent to the Company's other North Point properties, in May 1995; Presidential MarketCenter Phase II, a 130,000 square foot retail power center expansion in northeast suburban Atlanta, in November 1995; and Rivermont Station, a 92,000 square foot neighborhood retail center in north central suburban Atlanta, in December 1995. Also, development commenced on the Los Altos MarketCenter in February 1996. Los Altos MarketCenter is a 280,000 square foot (152,000 square feet of which the Company will own) retail power center located in Long Beach, California.

     In August 1995, Wildwood Associates, a 50% owned joint venture of the Company, commenced construction on two new office buildings on approximately
12.6 acres of land it owns in Wildwood Office Park. The two buildings will be a total of 250,000 rentable square feet of which 227,000 rentable square feet are pre-leased to Georgia-Pacific Corporation. Georgia-Pacific Corporation began occupying a portion of its space in February 1996.

     In November 1995, construction commenced on 200 North Point Center East, a 125,000 rentable square foot office building at North Point, adjacent to 100 North Point Center East (a building of similar size which opened in December
1995), North Point Mall and the Company's retail properties in north central suburban Atlanta.

     The Company completed three new financings and two refinancings during 1995. In July 1995, the Company completed the long term non-recourse financing of its North Point MarketCenter and Perimeter Expo retail power centers. The North Point MarketCenter financing is for $30 million, with an interest rate of 8.5% and a maturity of 10 years. The Perimeter Expo financing is for $21.5 million, with an interest rate of 8.04% and a maturity of 10 years. In November 1995, the Company completed a $28 million financing secured by the 650 Massachusetts Avenue Notes Receivable. This $28 million note payable has a maturity of 5 years with a rate of LIBOR + 1%, which rate was effectively fixed at 6.53% as of January 10, 1996 through an interest rate swap agreement.

     Wildwood Associates refinanced two mortgage notes in December 1995. One of those mortgage notes, which had an $81 million balance at a 9.09% rate and matured in August 1999, was refinanced with a $72 million 7.56% mortgage note due in 10 years. The second mortgage note, which had a $31 million balance at a 9.125% rate and matured in June 1996, was refinanced with a $26 million 7.45% mortgage note due in 10 years.

     Executive Offices

     The Registrant's executive offices are located at 2500 Windy Ridge Parkway, Suite 1600, Atlanta, Georgia 30339. At December 31, 1995, the Company employed 130 people.

Item 2.     Properties

Table of Major Properties

     The following tables set forth certain information relating to major office and retail properties, stand alone retail lease sites, and land held for investment and future development in which the Company has a 50% or greater ownership interest. All information presented is as of December 31, 1995, except percentage leased which is as of March 15, 1996. Dollars are stated in thousands.

                                                                                                                     Adjusted
                                                                                                                     Cost and
                                                                                                                     Adjusted
                                                           Percentage                                               Cost Less
Description,        Year                          Rentable  Leased     Average                             Major   Depreciation
 Location        Development  Joint   Company's Square Feet  as of      1995      Major Tenants (lease    Tenants'      and
    and           Completed  Venture  Ownership  and Acres  March 15,  Economic     expiration/options    Rentable  Amortization
 Zip Code        or Acquired Partner  Interest   as Noted     1996     Occupancy        expiration)       Sq. Feet      (1)
 --------        ----------- -------  --------- ----------- ---------  ---------  --------------------    --------  ------------
Office
- ------
Wildwood Office Park:
  Suburban Atlanta, GA
   2300 Windy
   Ridge Parkway
   30339-5671       1987       IBM       50%      634,000     95%      92%      IBM (2002/2012)             240,430    $ 76,257
                                                  12 Acres                      Georgia-Pacific Corporation  63,006    $ 54,337
                                                                                 (2002/2007) (23)
                                                                                Electrolux (2000/2005)       62,576
                                                                                Computer Associates          62,445
                                                                                 (2005/2010)
                                                                                Chevron USA (1998)           50,242
   2500 Windy
   Ridge Parkway
   30339-5683       1985       IBM       50%      313,000     87%         88%   Coca-Cola Enterprises Inc.  165,180    $ 27,414
                                                   8 Acres                       (1998/2008)                           $ 18,307
   3200 Windy
   Hill Road
   30339-5609       1991       IBM       50%      681,000     95%         95%   IBM (2001/2011)             440,139    $ 78,319
                                                  15 Acres                      Equifax (4) (1998/2003)      68,402    $ 63,326
                                                                                W.H. Smith Inc.              41,858
                                                                                  (2002/2007)
   3301 Windy Ridge
   Parkway
   30339-5685       1984       N/A      100%      106,000     70%         70%   TSW International, Inc.      73,896    $ 10,368
                                                  10 Acres                        (2003/2008) (3)                      $  7,179
   3100 Windy Hill
   Road
   30339-5605       1983       N/A       (5)      188,000    100%        100%   IBM (1998/2003)             188,000    $ 17,416(5)
                                                  13 Acres                                                             $ 17,416(5)
   4100/4300
   Wildwood Parkway
   30339-9999       (13)       IBM       50%      250,000     91%        (13)   Georgia-Pacific             227,000    $ 10,964
                                                  13 Acres                        Corporation (2012/2017)                 (13)

                                                           Debt
                                                         Maturity
                              1995 FFO (2)                 and
                          ------------------
                                   Company's   Debt      Interest
                          100%       Share    Balance      Rate
                          ----       -----    -------      ----
Office
- ------
Wildwood Office Park:
  Suburban Atlanta, GA
   2300 Windy
   Ridge Parkway
   30339-5671            $ 9,648    $ 4,824    $72,000    12/1/05
                                                            7.56%





   2500 Windy
   Ridge Parkway
   30339-5683           $ 4,563     $ 2,282    $26,000   12/15/05
                                                            7.45%
   3200 Windy
   Hill Road
   30339-5609           $ 8,789     $ 4,395    $     0        N/A


   3301 Windy Ridge
   Parkway
   30339-5685           $   467     $   467    $     0        N/A

   3100 Windy Hill
   Road
   30339-5605           $ 1,931(5)  $ 1,931(5) $     0        N/A

   4100/4300
   Wildwood Parkway
   30339-9999              (13)        (13)    $     0        N/A


                                                                                                                     Adjusted
                                                                                                                     Cost and
                                                                                                                     Adjusted
                                                           Percentage                                               Cost Less
Description,        Year                          Rentable  Leased     Average                             Major   Depreciation
 Location        Development  Joint   Company's Square Feet  as of      1995      Major Tenants (lease    Tenants'      and
    and           Completed  Venture  Ownership  and Acres  March 15,  Economic     expiration/options    Rentable  Amortization
 Zip Code        or Acquired Partner  Interest   as Noted     1996     Occupancy        expiration)       Sq. Feet      (1)
 --------        ----------- -------  --------- ----------- ---------  ---------  --------------------    --------  ------------
Office (Continued)
- ------------------
NationsBank Plaza
  Atlanta, GA
  30308-2214        1992    NationsBank  50%(6) 1,256,000     92%         83%    NationsBank(4)              572,742    $222,735
                               (4)                4 Acres                         (2012/2042)                           $196,621
                                                                                 Ernst & Young               188,175
                                                                                  (2007/2017)
                                                                                 Troutman Sanders            178,459
                                                                                  (2007/2017)
                                                                                 Paul Hastings (2012/2017)    68,980
                                                                                  Hunton & Williams           56,560
                                                                                  (2004/2009)
First Union Tower
  Greensboro, NC
  27401-2167        1990        N/A (7) 100%(7)   317,000     91%         85%    Smith Helms Mullis &         70,360    $ 33,651(7)
                                                   1 Acre                        Moore (2000/2015)                      $ 25,304(7)
                                                                                 First Union Bank (4)         62,622
                                                                                  (2009/2019)
                                                                                 Halstead Industries          60,253
                                                                                  (2000/2005)
Ten Peachtree Place
  Atlanta, GA
  30309-3814        1991     Coca-Cola  50%(6)    259,000    100%        100%    Coca-Cola (4) (2001/2006)   259,000    $ 23,474
                                 (4)              5 Acres                                                               $ 20,897
Summit Green
  Greensboro, NC
  27408-7023        1986        IBM     50%       135,000     99%        100%    IBM (1996/2006)              75,797    $ 10,540
                                                  9 Acres(9)                     Fitech Systems (1999/2004)   22,688    $  7,420
                                                                                 Massachusetts Mutual         11,476
                                                                                  Life Ins. Co. (1997/2002)
John Marshall-II
  Suburban
   Washington, D.C.
   22102-3802       (13)   Carr Realty  50%      224,000     100%        (13)    Booz-Allen & Hamilton       224,000    $ 25,379
 .                        Corporation (4)         3 Acres                          (2011/2016)                              (13)

North Point Center East
  Suburban Atlanta, GA
  30202-4885      1995(11)        N/A  100%      128,000      55%        (11)    Schweitzer-Mauduit           30,728    $  9,779
                                                 7 Acres                          International, Inc.                      (11)
                                                                                  (2001/2007)
                                                                                 Green Tree Financial         21,914
                                                           Debt
                                                         Maturity
                              1995 FFO (2)                 and
                          ------------------
                                   Company's   Debt      Interest
                          100%       Share    Balance      Rate
                          ----       -----    -------      ----
Office (Continued)
- ------------------
NationsBank Plaza
  Atlanta, GA
  30308-2214            $21,237    $10,653    $     0        N/A
                                     (6)







First Union Tower
  Greensboro, NC
  27401-2167            $ 4,172   $ 4,172    $  0            N/A
                                    (7)




Ten Peachtree Place
  Atlanta, GA
  30309-3814            $ 2,871   $ 1,173    $20,971      11/30/01(8)
                                    (6)                         8.00%
Summit Green
  Greensboro, NC
  27408-7023            $ 1,846   $   923    $10,547          4/01/98
                                                               9.875%


John Marshall-II
  Suburban
   Washington, D.C.
   22102-3802             (13)      (13)     $15,518       6/21/98(10)
 .                                                            Renewable
                                                              Floating
100 North Point Center East
  Suburban Atlanta, GA
  30202-4885              (11)      (11)     $     0               N/A





                                                                                                                     Adjusted
                                                                                                                     Cost and
                                                                                                                     Adjusted
                                                           Percentage                                               Cost Less
Description,        Year                          Rentable  Leased     Average                             Major   Depreciation
 Location        Development  Joint   Company's Square Feet  as of      1995      Major Tenants (lease    Tenants      and
    and           Completed  Venture  Ownership  and Acres  March 15,  Economic     expiration/options    Rentable  Amortization
 Zip Code        or Acquired Partner  Interest   as Noted     1996     Occupancy        expiration)       Sq. Feet      (1)
 --------        ----------- -------  --------- ----------- ---------  ---------  --------------------    --------  ------------
Office (Continued)
- ------------------
200 North Point Center East
   Suburban Atlanta, GA
   30202-4885       (13)    N/A         100%      125,000      0%        (13)    N/A                           N/A      $    768
                                                                                                                           (13)
Retail Centers and Malls
Haywood Mall
  Greenville, SC
  29607-2749    1977/1995  Corporate     50%    1,256,000     95%         86%    Sears (12)                    N/A      $ 49,044
                           Property              86 acres   overall        of    J.C. Penney (12)              N/A      $ 38,740
                         Investors (4)           of which    83% of    Venture   Rich's (12)                   N/A
                                              330,000 and   Venture     owned    Belk (12)                     N/A
                                             19 acres are    owned               Dillard's (12)                N/A
                                                 owned by
                                              venture (9)
Perimeter Expo
  Atlanta, GA
  30338-1519      1993      N/A         100%      290,000     95%        100%    The Home Depot Expo (12)      N/A      $ 19,707
                                                  9 acres   overall        of    Marshalls (2014/2029)      36,598      $ 18,837
                                                 of which    92% of    Company   Best Buy (2014/2029)       36,090
                                                0,000 and   Company     owned    Linens 'N Things(2014/2024)30,351
                                             10 acres are    owned               Office Max (2013/2033)     23,500
                                                 owned by                        The Sport Shoe (2004/2014) 14,348
                                              the Company
North Point MarketCenter Phases I & II
  Suburban
   Atlanta, GA
   30202-4889  1994/1995    N/A         100%      486,000    100%         89%    Target (12)                   N/A     $ 25,121(14)
                           (14)         (14)60 Acres (16)                (15)    Babies "R" Us (2012/2032)  50,275     $ 23,841(14)
                                                 of which                        Media Play (2010/2025)     48,884
                                              370,000 and                        Marshalls (2010/2025)      40,000
                                             49 acres are                        Rhodes (2011/2021)         40,000
                                                 owned by                        Linens 'N Things           35,000
                                              the Company                         (2005/2025)
                                                                                 United Artists (2014/2034) 34,733
                                                                                 Circuit City (2015/2030)   33,420
                                                                                 PETsMART (2009/2029)       25,465
                                                                                 Gaps Old Navy Store       17,000

                                                           Debt
                                                         Maturity
                              1995 FFO (2)                 and
                          ------------------
                                   Company's   Debt      Interest
                          100%       Share    Balance      Rate
                          ----       -----    -------      ----
Office (Continued)
- ------------------
200 North Point Center East
   Suburban Atlanta, GA
   30202-4885            (13)       (13)       $     0        N/A

Retail Centers and Malls
- ------------------------
Haywood Mall
  Greenville, SC
  29607-2749             $ 7,330    $ 3,665    $     0         N/A






Perimeter Expo
  Atlanta, GA
  30338-1519            $ 3,048     $ 3,048    $21,442     8/15/05
                                                             8.04%





North Point MarketCenter Phases I & II
  Suburban
   Atlanta, GA
   30202-4889           $ 3,564     $ 3,564    $29,853     7/15/05
                          (15)     (14)(15)                  8.50%







                                                                                                                     Adjusted
                                                                                                                     Cost and
                                                                                                                     Adjusted
                                                           Percentage                                               Cost Less
Description,        Year                          Rentable  Leased     Average                             Major   Depreciation
 Location        Development  Joint   Company's Square Feet  as of      1995      Major Tenants (lease    Tenants'      and
    and           Completed  Venture  Ownership  and Acres  March 15,  Economic     expiration/options    Rentable  Amortization
 Zip Code        or Acquired Partner  Interest   as Noted     1996     Occupancy        expiration)       Sq. Feet      (1)
 --------        ----------- -------  --------- ----------- ---------  ---------  --------------------    --------  ------------
Retail Centers and Malls (Continued)
- ------------------------------------
Presidential MarketCenter Phase I
  Suburban
   Atlanta, GA
   30278-2149       1994    N/A         100%    320,000       100%        98%    Target (12)                     N/A    $ 10,045
                                               29 acres    overall         of    Publix Super Market          56,146    $  9,622
                                               of which       100%     ompany     (2019/2044)
                                            204,000 and of Company      owned    HomeGoods, Inc. (2004/2014)  35,000
                                               19 acres      owned               T.J. Maxx (2004/2014)        32,000
                                              are owned                          Marshalls (2010/2025)        30,000
                                                 by the
                                                Company
Presidential MarketCenter Phase II
  Suburban
   Atlanta, GA
   30278-2149       (13)   N/A          100% 130,000(13)       54%      (13)     MJDesigns (4)                37,957    $  3,822
                                                15 Acres                          (2011/2026)(13)                         (13)
                                                                                 Office Depot, Inc.           31,615
                                                                                  (2011/2026)(13)
Lovejoy Station
  Suburban
   Atlanta, GA
   30228-9999      1995    N/A          100%      77,000       96%         7%    Publix Super Market          47,955    $  6,132
                                                12 Acres                  (17)    (2016/2036)                         $  6,120
Lawrenceville MarketCenter
  Suburban
   Atlanta, GA
   30243-5420       1995   N/A          100%      499,000     100%        22%    Target (2014/2040)          117,000    $ 16,647
                                                 56 Acres                (18)    Home Depot (2025/2040)      103,000    $ 16,566
                                                                                 AMC Theater  (4)(2016/2036)  64,319
                                                                                 MJDesigns (4)(2011/2026)     36,966
                                                                                 Linens 'N Things(2010/2025)  35,000
                                                                                 Goody's (2008/2026)          32,400
                                                                                 Marshalls (2011/2026)        30,000
                                                                                 PETsMART (2011/2031)         25,416
                                                                                 Gap's Old Navy Store         14,000
                                                                                  (2002/2012)
Colonial Plaza MarketCenter
  Orlando, FL
   32803-5029     (13)     N/A          100%      533,000     60%        (13)    Circuit City (2017/2037)(13) 43,432    $ 26,517
                                                 49 Acres                        Barnes & Noble               40,450       (13)
                                                                                  (2011/2021)(13)
                                                                                 Rhodes (2011/2026)(13)       40,000
                                                                                 BabySuperstore(2006/2021)(13)40,000
                                                                                 Linens 'N Things             35,000
                                                                                  (2011/2026)(13)

                                                             Debt
                                                           Maturity
                              1995 FFO (2)                   and
                          ------------------
                                   Company's     Debt      Interest
                          100%       Share      Balance      Rate
                          ----       -----      -------      ----
Retail Centers and Malls (Continued)
- ------------------------------------
Presidential MarketCenter Phase I
  Suburban
   Atlanta, GA
   30278-2149           $ 1,313     $ 1,313      $     0          N/A







Presidential MarketCenter Phase II
  Suburban
   Atlanta, GA
   30278-2149             (13)        (13)      $     0           N/A



Lovejoy Station
  Suburban
   Atlanta, GA
   30228-9999          $    26(17)  $    26(17) $     0            N/A


Lawrenceville MarketCenter
  Suburban
   Atlanta, GA
   30243-5420          $   232(18)  $   232(18) $     0            N/A









Colonial Plaza MarketCenter
  Orlando, FL
   32803-5029             (13)          (13)    $     0            N/A





                                                                                                                        Adjusted
                                                                                                                        Cost and
                                                                                                                        Adjusted
                                                           Percentage                                                  Cost Less
Description,        Year                          Rentable  Leased     Average                                Major   Depreciation
 Location        Development  Joint   Company's Square Feet  as of      1995      Major Tenants (lease       Tenants'      and
    and           Completed  Venture  Ownership  and Acres  March 15,  Economic     expiration/options       Rentable  Amortization
 Zip Code        or Acquired Partner  Interest   as Noted     1996     Occupancy        expiration)         Sq. Feet      (1)
 --------        ----------- -------  --------- ----------- ---------  ---------  --------------------       --------  ------------
Retail Centers and Malls (Continued)
- ------------------------------------
Colonial Plaza MarketCenter (Continued)                                          Luria's (2011/2026)(13)        32,900
                                                                                 Marshalls (2011/2026)(13)      30,400
                                                                                 Ross Stores (2006/2026)(13)    28,000
                                                                                 Walgreen Co. (2002/2012)(13)   18,614
                                                                                 Gap's Old Navy Store           17,920
                                                                                      (2002/2012)(13)
Mansell Crossing Phase II
  Suburban
   Atlanta, GA
   30202-4822       (13)    N/A         100%     100,000      61%        (13)    Bed Bath & Beyond              40,000     $  5,367
                           (14)         (14)    13 Acres                          (2010/2025)(13)                          (13)(14)
                                                                                 Rooms To Go (2015/2035)(13)    21,000
Greenbrier MarketCenter
  Chesapeake, VA
   23327-9999       (13)    N/A         100%     474,000      76%        (13)    Target (2016/2046)(13)        117,220     $ 15,674
                                                38 Acres                         Harris Teeter, Inc.            50,000        (13)
                                                                                      (2015/2035)(13)
                                                                                 Bed Bath & Beyond              40,484
                                                                                      (2011/2026)(13)
                                                                                 Baby Superstore, Inc.          40,000
                                                                                  (2005/2020)(13)
                                                                                 Kinetex, Inc.(2011/2026)(13)   33,111
                                                                                 Barnes & Noble Superstores,    30,545
                                                                                  Inc. (2010/2020)(13)
                                                                                 PETsMART (2010/2030)(13)       26,040
                                                                                 Office Max (2011/2026)(13)     23,484
Rivermont Station
  Suburban
   Atlanta, Ga.
   30076-9999       (13)    N/A         100%     92,000      73%          (13)   Harris Teeter, Inc.            58,261      $ 8,468
                                               19 Acres                          (2015/2035)(13)                               (13)
                                                                                 CVS Drug Store (4)              8,775
                                                                                  (2006/2021)(13)
Los Altos MarketCenter
  Long Beach, CA
   90815-3126      (19)     N/A         100%    280,000     (19)          (19)   Sears (12)                       N/A          (19)
                                               19 Acres                          Circuit City(4)(2016/2036)(19)  37,591
                                               of which                          Borders, Inc.(2017/2037)(19     30,000
                                            152,000 and                          Bristol Farms(4)(2011/2031)(19) 28,200
                                               17 Acres                          CompUSA, Inc. (2011/2021)(19)   25,620
                                           are owned by                          Savon Drugs (4)(2016/2026)(19)  16,914
                                            the Company

                                                             Debt
                                                           Maturity
                              1995 FFO (2)                   and
                          ------------------
                                   Company's     Debt      Interest
                          100%       Share      Balance      Rate
                          ----       -----      -------      ----
Retail Centers and Malls (Continued)
- ------------------------------------
Colonial Plaza MarketCenter (Continued)





Mansell Crossing Phase II
  Suburban
   Atlanta, GA
   30202-4822           (13)       (13)         $     0        N/A
                                   (14)

Greenbrier MarketCenter
  Chesapeake, VA
   23327-9999           (13)       (13)         $     0        N/A










Rivermont Station
  Suburban
   Atlanta, Ga.
   30076-9999           (13)       (13)        $     0        N/A



Los Altos MarketCenter
  Long Beach, CA
   90815-3126           (19)       (19)        $  0           N/A

                                                                                                                     Adjusted
                                                                                                                     Cost and
                                                                                                                     Adjusted
                                                           Percentage                                               Cost Less
Description,        Year                          Rentable  Leased     Average                             Major   Depreciation
 Location        Development  Joint   Company's Square Feet  as of      1995      Major Tenants (lease    Tenants'      and
    and           Completed  Venture  Ownership  and Acres  March 15,  Economic     expiration/options    Rentable  Amortization
 Zip Code        or Acquired Partner  Interest   as Noted     1996     Occupancy        expiration)       Sq. Feet      (1)
 --------        ----------- -------  --------- ----------- ---------  ---------  --------------------    --------  ------------
Stand Alone Retail Sites Adjacent to Company's Office and Retail Projects
- -------------------------------------------------------------------------
Wildwood Office Park
  Suburban
   Atlanta, GA
   30339-5671   1985-1993   IBM          50%    16 Acres     91%        89%      N/A                         N/A        $  8,739
                                                                                                                        $  7,834
GA Highway 400 Property
  Suburban
   Atlanta, GA
   30202-4885      1993     N/A         100%    30 Acres     81%        56%      N/A                         N/A        $  4,721
                                                                                                                        $  4,694

                                                             Debt
                                                           Maturity
                              1995 FFO (2)                   and
                          ------------------
                                   Company's     Debt      Interest
                          100%       Share      Balance      Rate
                          ----       -----      -------      ----
Stand Alone Retail Sites Adjacent to Company's Office and Retail Projects
- -------------------------------------------------------------------------
Wildwood Office Park
  Suburban
   Atlanta, GA
   30339-5671            $   994(20) $    497(20) $ 0        N/A
                                                                                                                         $  7,834
GA Highway 400 Property
  Suburban
   Atlanta, GA
   30202-4885            $   762(21) $    762(21) $ 0        N/A


(1) Cost as shown in the accompanying table includes deferred leasing and financing costs and other related assets. For each of the following projects: 2300 and 2500 Windy Ridge Parkway, 3200 Windy Hill Road, 4100/4300 Wildwood Parkway and Wildwood Stand Alone Retail Lease Sites, the cost shown is what the cost would be if the venture's land cost were adjusted downward to the Company's lower basis in the land it contributed to the venture.

(2) FFO represents cash flows from operating activities before interest expense excluding changes in other operating assets and liabilities. FFO should not be considered an alternative to net income or other measurements under generally accepted accounting principles as an indicator of operating performance; or to cash flows from operating, investing, or financing activities as a measure of liquidity.

(3) TSW International, Inc. and Georgia-Pacific Corporation have the right to terminate their leases in 1998 and 2007, respectively, upon payment of significant cancellation penalties.

(4)  Actual tenant or venture partner is affiliate of entity shown.

(5) For 3100 Windy Hill Road, the cost shown is the Company's carrying value of the land lease and first mortgage note from which it derives substantially all of the economic benefits of the property. The FFO in the accompanying table includes the interest and ground lease income recognized by the Company and excludes $375,000 of principal amortization of the first mortgage note.

(6) See "Major Properties" - "NationsBank Plaza" and "Ten Peachtree Place" where the partnership's preferences are discussed.

(7) The Company has the option to purchase its 15% minority partner's interest in the First Union Tower for $999,000 by July 31, 1996. Pursuant to this partnership amendment, the Company is entitled to 100% of the earnings and cash flow from the partnership through the option period. As a result, the accompanying table discloses all information as if the Company owned 100% of First Union Tower and includes the $999,000 buyout amount in the Adjusted Cost amounts disclosed in the accompanying table.

(8) Maturity of the Ten Peachtree Place mortgage debt is extendible to December 31, 2008. Rate becomes floating after November 30, 2001.

(9) Summit Green and a portion of the Haywood Mall parking lot (3 acres) are subject to long-term ground leases.

(10) The rate on the construction loan on the John Marshall-II building floats at .90% over LIBOR rate. LIBOR rate averaged 5.74% for the month of December 1995. The venture has a commitment for a $24,675,000, 17 year fully amortizing non-recourse mortgage note at a 7% interest rate which should fund by April 1996.

(11) 100 North Point Center East was completed in December 1995, but was not considered operational for financial reporting purposes until the first quarter of 1996.

(12) This anchor tenant owns its own space.

(13) Project was under construction as of December 31, 1995. Lease expiration dates are based upon estimated commencement dates, and square footage is estimated.

(14) At December 31, 1995, the Company had interests in two partnerships with Coca-Cola which were exchanged effective January 1, 1996: Spring/Haynes Associates (50% interest) and North Point Market Associates, L.P. (82.3%
     interest). The Company and Coca-Cola entered into an exchange transaction which effectively resulted in Coca-Cola receiving 100% of the Spring/Haynes Associate' property and the Company receiving $1,092,000 in cash and 100% of North Point Market Associates, L.P.'s properties (North Point MarketCenter and Mansell Crossing Phase II). The above table discloses all information as if the exchange transaction had occurred on December 31, 1995.

(15) North Point MarketCenter Phase II became operational for financial reporting purposes in mid 1995. Thus, FFO and economic occupancy reported for North Point MarketCenter Phase II does not include a full year of operations.

(16) North Point MarketCenter includes approximately 6 outparcels available for ground lease to freestanding users, of which four are currently leased. The remaining 2 sites are expected to be developed for freestanding retailers in 1996.

(17) Lovejoy Station became partially operational for financial reporting purposes in December 1995. Thus, FFO and economic occupancy reported for Lovejoy Station do not include a full year of operations. FFO will be approximately $700,000 on a stabilized basis.

(18) Lawrenceville MarketCenter became partially operational for financial reporting purposes in late 1995. Thus, FFO and economic occupancy reported for Lawrenceville MarketCenter do not include a full year of operations. FFO will be approximately $3.2 million on a stabilized basis.

(19) Land was acquired and construction commenced on Los Altos MarketCenter subsequent to December 31, 1995. Lease expiration dates are based upon estimated commencement dates, and square footage is estimated.

(20) Approximately 14 acres of the Wildwood Office Park ground lease sites were generating FFO for the twelve months ended December 31, 1995. One of the remaining 2 acres is leased to a tenant whose rental commencement begins in August 1996.

(21) During 1995, rentals were received from 24 acres of the GA Highway 400 Property, with rentals from 11 of the acres commencing during 1995. The remaining acres are currently being marketed to prospective tenants.

(22) Tenant has the option to purchase the building on its lease expiration date for a price of $33,750,000.

(23) Tenant has the right to terminate its lease in 1997.

Land Held for Investment and Future Development (excluding Retail Outparcels)

                                                                                               Adjusted
                                                                                                 Cost
                                                                                                 Less
                                                         Developable              Company's  Depreciation
                                                          Land Area Joint Venture Ownership       and       Debt
Description, Location and Zoned Use        Year Acquired (Acres)(1)    Partner    Interest   Amortization Balances
- -----------------------------------        ------------------------    -------    --------   ---------------------

Wildwood Office Park
   Suburban Atlanta, Georgia
     Office and Commercial                  1971-1987        148         N/A         100%      $  7,005     $  0
     Office and Commercial                  1971-1982         42         IBM          50%      $ 12,676(2)  $  0

Georgia Highway 400 Land
   (Georgia Highway 400 & Haynes Bridge Road) (3)
   Suburban Atlanta, Georgia
     Office and Commercial - East           1970-1985         63         N/A         100%      $  1,856     $  0
     Office and Commercial - West           1970-1985        230         N/A         100%      $  4,422     $  0

Midtown Atlanta
   Office and Commercial                    1984               2         N/A         100%      $  1,975     $  0

Temco Associates
   (Paulding County)
       Suburban Atlanta, Georgia            1991               -(5) Temple-Inland     50%            --(5)  $  0
                                                                      Inc. (4)

Lawrenceville
   Gwinnett County
     Suburban Atlanta, Georgia
       Single-Family Residential
         and Commercial                     1994              84         N/A         100%      $  1,484     $  0

(1)  Based upon management's estimates.

(2) For the portion of the Wildwood Office Park land owned by a joint venture, the cost shown is what the cost would be if the venture's land cost were adjusted downward to the Company's lower basis in the land it contributed to the venture. The adjusted cost excludes building predevelopment costs of $1,252,000.

(3) The Georgia Highway 400 property is located both east and west of Georgia Highway 400. Currently, only the land which is located east of Georgia Highway 400 is being developed, but planning has begun for additional development on the west side property. This land surrounds North Point Mall, a 1.1 million square foot regional mall (currently being expanded to 1.3 million square feet) on a 100 acre site which the Company sold in 1988 to a joint venture of Homart Development Co. and JMB/Federated Realty Associates, Ltd.

(4)  Joint venture partner is an affiliate of the entity shown.

(5) Temco Associates has an option through March 2006, with no carrying costs, to acquire approximately 35,000 acres in Paulding County, Georgia (northwest of Atlanta, Georgia), of which approximately 13,000 acres would be a fee simple interest and approximately 22,000 acres would be a timber rights interest only. The option may be exercised in whole or in part over the option period. Temco Associates has engaged in certain sales of land as to which it simultaneously exercised its purchase option. During 1993 and 1994, approximately 1,100 and 72 acres, respectively of the option related to the fee simple interest was exercised and simultaneously sold for gross profits of $305,000 and $243,000, respectively. None of the option was exercised in 1995.

Major Properties
- ----------------

General
- -------

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

Wildwood Office Park
- --------------------

     Wildwood Office Park is a 289 acre Class A commercial development in suburban Atlanta master planned by I.M. Pei, including 7 office buildings (of which 2 are under construction) containing 2,172,000 rentable square feet. The property is zoned for office, institutional and commercial use, with over 7 million additional gross square feet of office and commercial space planned for the park. Approximately 107 acres in the park are owned by, or committed to be contributed to, Wildwood Associates (see below), including approximately 42 acres of land held for future development. The Company owns 100% of the 148 acre balance of the land available for future development.

     Located in Atlanta's northwest commercial district, just north of the Interstate 285/Interstate 75 intersection, Wildwood features convenient access to all of Atlanta's major office, commercial and residential districts. The Wildwood complex overlooks the Chattahoochee River and borders 1,200 acres of national forest, thus providing an urban office facility in a forest setting.

     Wildwood Associates. Wildwood Associates is a joint venture formed in 1985 between the Company and IBM. The Company and IBM each have a 50% interest in Wildwood Associates. At December 31, 1995, the Company's investment in Wildwood Associates and a related partnership (see "Summit Green") was approximately $2.2 million, which included the cost of the land the Company is committed to contribute to Wildwood Associates.

     Wildwood  Associates  owns the  3200  Windy  Hill  Road  Building  (681,000 rentable square feet), the 2300 Windy Ridge Parkway Building (634,000 rentable square feet), the 2500 Windy Ridge Parkway Building (313,000 rentable square feet) and the 4100/4300 Wildwood Parkway Buildings (250,000 rentable square feet, which is under construction). At March 15, 1996, these buildings were 95%, 95%, 87%, and 91% leased, respectively. Wildwood Associates also owns 15 acres leased to two banking facilities and five restaurants.

     Wildwood Associates refinanced two mortgage notes in December 1995. The 2300 Windy Ridge Parkway Building which had an $81 million balance at a 9.09% rate and matured in August 1999, was refinanced with a $72 million 7.56% mortgage note due in 10 years. The 2500 Windy Ridge Parkway Building which had a $31 million balance at a 9.125% rate and matured in June 1996, was refinanced with a $26 million 7.45% mortgage note due in 10 years.

     The 3200 Windy Hill Road Building and the 4100/4300 Wildwood Parkway Buildings have no mortgage debt and are unencumbered assets. Wildwood Associates has a $50 million bank line of credit (the Company severally guarantees one-half) under which $26.3 million was drawn at December 31, 1995.

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

North Point
- -----------

     North Point is a mixed-use commercial development located in north central suburban Atlanta, Georgia off of Georgia Highway 400, a six lane state highway that runs from downtown Atlanta to the northern Atlanta suburbs. The Company owns approximately 169 and 230 acres located on the east and west sides of Georgia Highway 400, respectively. Currently, only the land which is located east of Georgia Highway 400 is being developed, but planning has begun for additional development on the west side property. The Company previously sold 100 acres of its holdings located on the east side of Georgia Highway 400 in 1988 to a joint venture of Homart Development Co. and JMB/Federated Realty Associates, Ltd. This joint venture constructed North Point Mall, a 1.1 million square foot regional mall which opened in October 1993 and has been expanded to
1.3 million square feet with the addition of a sixth anchor store (Dillard's). The following describes the various components of North Point.

     North Point MarketCenter and Mansell Crossing Phase II. Through December 31, 1995, these two retail properties were owned by North Point Market Associates, L.P. ("NPMA") a limited partnership between Cousins (82.3%) and an affiliate of Coca-Cola (17.7%). At December 31, 1995, Cousins also had a 50% interest with an affiliate of Coca-Cola in another partnership, Spring/Haynes Associates, which owned approximately 11 acres of land in midtown Atlanta. Effective January 1, 1996, Cousins and Coca-Cola entered into a transaction to exchange their interests in these two partnerships, which effectively resulted in Coca-Cola receiving 100% of the Spring/Haynes Associates' property and Cousins receiving $1,092,000 in cash and 100% of North Point Market Associates, L.P.'s properties (North Point MarketCenter and Mansell Crossing Phase II).

     North Point MarketCenter, which is 100% leased as of March 15, 1996, is a 486,000 square foot retail power center (of which 370,000 square feet are owned by Cousins) located adjacent to North Point Mall. North Point MarketCenter-Phase I (313,000 square feet) became operational for financial reporting purposes in May 1994, with Phase II (173,000 square feet, of which 57,000 are owned by Cousins) becoming fully operational for financial reporting purposes in September 1995. Construction commenced in May 1995 on Mansell Crossing Phase II, an approximately 100,000 square foot expansion of an existing retail power center previously developed by the Company for a third party. North Point MarketCenter also includes six outparcels available for ground lease to freestanding users, of which four are currently leased.

     North Point Center East. In November 1995, construction commenced on 200 North Point Center East, an approximately 125,000 rentable square foot Class A office building located adjacent to 100 North Point Center East. 100 North Point Center East, an approximately 128,000 rentable square foot Class A office building opened in December 1995 and should become operational for financial reporting purposes in the first quarter of 1996. These two office buildings are located on 14 acres adjacent to North Point Mall.

     Other North Point Property.  Approximately 30 acres of the North Point land
are  being  ground  leased  in  1  to  5  acre  sites  to  freestanding   users.
Approximately 24 acres were leased as of March 15, 1996.

     The remaining approximately 293 developable acres at North Point are 100% owned by the Company. Approximately 63 acres of this land are located on the east side of Georgia Highway 400 and are zoned for mixed-use development including retail and office space. Approximately 230 acres of the land are located on the west side of Georgia Highway 400 and are zoned for office, institutional and light industrial use.

Other Office Properties
- -----------------------

     NationsBank Plaza. NationsBank Plaza is a Class A, 55-story, 1.3 million rentable square foot office tower designed by Kevin Roche and is located on approximately 4 acres of land between the midtown and downtown districts of Atlanta, Georgia. The building, which was completed in 1992, was approximately 92% leased at March 15, 1996. An affiliate of NationsBank leases 46% of the rentable square feet. NationsBank Plaza was developed by CSC Associates, L.P. ("CSC"), a joint venture formed by the Company and a wholly owned subsidiary of NationsBank Corporation, each as 50% partners.

     In October 1993, the partnership fully repaid all of its debt with equity contributions of $86.7 million made by each partner. At December 31, 1995, the Company's investment in CSC was approximately $104,776,000.

     CSC's net income or loss and cash distributions are allocated to the partners based on their percentage interests (50% each), subject to a preference to Cousins, which preference resulted in Cousins recognizing $874,000, $451,000, and $36,000 in income over what it would have otherwise recognized in the years ended December 31, 1993, 1994, and 1995, respectively. No additional preference is due to Cousins.

     First Union Tower. First Union Tower is a Class A office building containing approximately 317,000 rentable square feet. The property is located on approximately one acre of land in downtown Greensboro, North Carolina. First Union Tower opened in the first quarter of 1990 and at March 15, 1996 was approximately 91% leased.

     First Union Tower is owned by North Greene Associates Limited Partnership ("NGA"), which was formed in 1987 as a joint venture between Cousins and Weaver Downtown Limited Partnership. Cousins has an 85% ownership interest in NGA, and accounts for it as a consolidated entity. Pursuant to an amendment to the partnership agreement executed as of August 1, 1995, Cousins has the option to purchase its partner's interest for $999,000 by July 1996 and is entitled to 100% of the earnings and cash flow from the partnership through the option period. Cousins recognized 100% of the earnings from the partnership for the year ended December 31, 1995.

     One Ninety  One  Peachtree  Tower.  One  Ninety  One  Peachtree  Tower is a
50-story, Class A office tower located in downtown Atlanta, Georgia that was completed in December 1990. One Ninety One Peachtree Tower, which contains 1.2 million rentable square feet, was designed by John Burgee Architects, with Phillip Johnson as design consultant.

     One Ninety One Peachtree Tower was developed on approximately 2 acres of land, of which approximately 1.5 acres is owned and approximately one-half acre under the parking facility is leased for a 99-year term expiring in 2088 with a 99-year renewal option. One Ninety One Peachtree Tower was approximately 92% leased at March 15, 1996.

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

     The One Ninety One Peachtree Tower project was funded substantially by debt until March 1993, at which time DIHC Peachtree Associates contributed equity in the amount of $145,000,000. Subsequent to the equity contribution, C-H Associates is entitled to a priority distribution of $250,000 per year (of which the Company is entitled to receive $112,500) for seven years beginning in 1993. The equity contributed by DIHC Peachtree Associates is entitled to a preferred return at a rate increasing over the first 14 years from 5.5% to 11.5% (payable after the Company's priority return); at December 31, 1995, the cumulative undistributed preferred return was $9,770,495. Thereafter, the partners will share in any distributions in accordance with their percentage interests. At December 31, 1995, the Company had a negative investment of $90,000 in the One Ninety One Peachtree Tower project.

     Ten Peachtree Place. Ten Peachtree Place is a 20-story, 259,000 rentable square foot Class A office building located in midtown Atlanta, Georgia. Completed in 1991, this structure was designed by Michael Graves and is currently 100% leased to Coca-Cola. Approximately four acres of adjacent land, currently used for surface parking, are available for future development.

     Ten Peachtree Place is owned by Ten Peachtree Place Associates, a general partnership between the Company (50%) and a wholly owned subsidiary of Coca-Cola (50%). The partnership acquired the property in 1991 for a nominal cash investment, subject to a ten-year purchase money note. This 8% purchase money note had an outstanding balance of $21.0 million at December 31, 1995. If the purchase money note is paid in accordance with its terms, it will amortize to approximately $15.3 million ($59 per rentable square foot) over the ten-year term of the Coca-Cola lease, at which time Coca-Cola is entitled to receive the preferred return described below and the property may be sold, released, or returned to the lender under the purchase money note for $1.00 without penalty or any further liability to the Company for the indebtedness. At December 31, 1995, the Company had a negative investment in Ten Peachtree Place Associates of $39,000.

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

     Summit Green. Summit Green, a 21-acre office park located in Greensboro, North Carolina, is owned by Wildwood Associates (the partnership with IBM) and a related partnership. The park contains a 135,000 rentable square foot mid-rise office building which was 99% leased at March 15, 1996. The Summit Green land is leased from an unrelated third party for a 99-year term expiring in 2084. Space exists for two additional office buildings.

     CC-JM II Associates. This joint venture was formed in 1994 between the Company and an affiliate of Carr Realty Corporation, each as 50% general partners, to develop and own a 224,000 square foot office building in suburban Washington, D.C. The building is 100% leased for 15 years to Booz-Allen & Hamilton, an international consulting firm, as a part of its corporate headquarters campus. Rent commenced on January 21, 1996. The building is expected to be completed in 1996 at a total cost of approximately $32 million with contributions to the venture of $4 million by each partner. The venture has a commitment for a $24,675,000, 17 year fully amortizing non-recourse mortgage note at a 7% interest rate which should fund by April 1996.

Other Retail Properties
- -----------------------

     Haywood Mall. Haywood Mall is an enclosed regional shopping center located 5 miles southeast of downtown Greenville, South Carolina, which was developed and opened in 1980. Haywood Mall Associates, a venture formed in 1979 by the Company and Bellwether Properties of South Carolina, L.P., an affiliate of Corporate Properties Investors, owns the mall. Expansion of the mall from 956,000 gross leasable square feet ("GLA") (of which the venture's ownership is approximately 272,000 GLA) to 1,256,000 GLA (of which the venture's ownership is approximately 330,000) was substantially completed in 1995. The balance of the mall is owned by the mall's five major department stores. The portion of Haywood Mall owned by Haywood Mall Associates was developed on approximately 19 acres of land, of which approximately 16 acres is owned and approximately 3 acres (of parking area) is leased under a ground lease expiring in 2067. The portion of Haywood Mall owned by the venture was approximately 83% leased as of March 15, 1996.

     The Company has a 50% interest in Haywood Mall Associates. The Company originally had only a nominal cash investment, but funded an aggregate of $2.8 million in 1988 through 1990 as its 50% share of capital improvements made to the mall, including a new food court area. Additionally, the Company contributed $16.1 million and $5.8 million during 1994 and 1995 to fund its share of the expansion and the prepayment of an existing 9.37% first mortgage in May 1994. At December 31, 1995, the Company's investment was $21,961,000.

     Other Fully Operational Retail Properties. In addition to North Point MarketCenter which is discussed above, the Company owns two other retail power centers which were fully operational for financial reporting purposes as of December 31, 1995. Perimeter Expo is a 295,000 square foot retail power center (of which the Company owns 170,000 square feet) which is located in Atlanta, Georgia and was 92% leased (Company owned) as of March 15, 1996. Presidential MarketCenter Phase I is a 320,000 square foot retail power center (of which the Company owns 204,000 square feet) which is located in suburban Atlanta, Georgia and was 100% leased (Company owned) as of March 15, 1996.

     Partially Operational Retail Properties. The Company owns two retail properties which were partially operational for financial reporting purposes as of December 31, 1995. Lawrenceville MarketCenter is a 499,000 square foot retail power center which is located in suburban Atlanta and was 100% leased as of March 15, 1996. Lovejoy Station is a 77,000 square foot neighborhood retail center which is located in suburban Atlanta and was 96% leased as of March 15, 1996.

     Retail Projects Under Construction. In addition to Mansell Crossing Phase II which is discussed above, the Company owns three retail power centers and one neighborhood retail center which were under construction as of December 31, 1995. Presidential MarketCenter Phase II is a 130,000 square foot expansion of an existing retail power center which is located in suburban Atlanta and is expected to be completed during 1996 and 1997 at a total cost of approximately $10 million. Colonial Plaza MarketCenter is a 533,000 square foot retail power center which is located in Orlando, Florida and is expected to be completed in mid-1996 at a total cost of approximately $45 million. Greenbrier MarketCenter is a 474,000 square foot retail power center which is located in Chesapeake, Virginia and is expected to be completed in the fall of 1996 at a total cost of approximately $34 million. Rivermont Station is a 92,000 square foot neighborhood retail center which is located in suburban Atlanta and is expected to be completed in late 1996 at a total cost of approximately $10 million.

     Subsequent to year-end, the Company purchased the Los Altos Shopping Center, a retail center located in Long Beach, California. The Company commenced the demolition of the retail center and began construction of Los Altos MarketCenter, a 280,000 square foot (of which the Company will own 152,000 square feet) retail power center which is expected to be completed in late 1996 at a total cost of approximately $23 million.

Residential Lot Developments
- ----------------------------

     As of December 31, 1995, CREC owned the following parcels of land which are being developed into residential communities ($ in thousands):

                                                      Estimated
                                                     Total Lots                                          Purchase
                                        Initial        on Land                                             Money
                                         Year         Currently       Lots       Remaining    Carrying     Debt
            Description                Acquired       Owned (1)   Sold to Date     Lots        Value     Balances
            -----------                --------       ---------   ------------     ----        -----     --------

         Brown's Farm                    1993           160           75             85       $ 2,214     $   0
           West Cobb County
           Suburban Atlanta, GA
         Apalachee River Club            1994           185           40            145         3,608         0
           Gwinnett County
           Suburban Atlanta, GA
         Echo Mill                       1994           219           78            141         2,261       617
           West Cobb County
           Suburban Atlanta, GA
         Barrett Downs                   1994           144            8            136         2,849         0
           Forsyth County
           Suburban Atlanta, GA
         Bradshaw Farms                  1994           118           95             23           520         0
           Cherokee County
           Suburban Atlanta, GA
                                                        ---          ---            ---       -------     -----
              Total                                     826          296            530       $11,452     $ 617
                                                        ===          ===            ===       =======     =====

(1) Includes lots sold to date. Additional lots may be developed on adjacent land on which CREC holds purchase options.

Land Held for Investment and Future Development
- -----------------------------------------------

     In addition to the various land parcels located adjacent to operating properties or projects under construction discussed above, the Company owns the following significant land holdings either directly or indirectly through joint venture arrangements. The Company intends to convert its land holdings to income-producing usage or to sell portions of land holdings as opportunities present themselves over time.

     Spring/Haynes Associates. This general partnership was formed in 1985 between the Company and a wholly owned subsidiary of Coca-Cola, each as 50% general partners, to jointly own and develop real estate. See North Point above where it is discussed that effective January 1, 1996, Cousins and Coca-Cola exchanged their interests in Spring/Haynes Associates and North Point Market Associates, L.P.

     Temco Associates. Temco Associates was formed in March 1991 as a partnership between CREC (50%) and a subsidiary of Temple-Inland Inc. (50%). Temco Associates has an option through March 2006, with no carrying costs, to acquire approximately 35,000 acres in Paulding County, Georgia (northwest of Atlanta, Georgia), of which approximately 13,000 acres would be a fee simple interest and approximately 22,000 acres would be a timber rights interest only. The option may be exercised in whole or in part over the option period and the option price of this fee simple land was $736 per acre at January 1, 1996, escalating at 6% on January 1 of each succeeding year during the term of the option. The Temco Associates property has the potential for future residential, industrial and commercial development. Temco Associates has to date sold parcels of land as to which it simultaneously exercised its purchase option. During 1993 and 1994, approximately 1,100 and 72 acres, respectively, of the option related to the fee simple interest was exercised and simultaneously sold for gross profits of $305,000 and $243,000, respectively. None of the option was exercised in 1995.

Other Real Property Investments
- -------------------------------

     Omni  Norfolk  Hotel.   Norfolk  Hotel  Associates  ("NHA")  is  a  general
partnership formed in 1978 between the Company and an affiliate of Odyssey Partners, L.P. (an investment partnership), each as 50% partners, which held a mortgage note on and owned the land under the 442-room Omni International Hotel in downtown Norfolk, Virginia. In January 1992, NHA terminated the land lease and became the owner of the hotel and a long-term parking agreement with an adjacent building owner. In April 1993, the partnership sold the hotel, but retained its interest in the parking agreement. The Company's share of the gain on this transaction was approximately $.5 million and is included in Income From Joint Ventures in the 1993 Consolidated Statement of Income. The partnership received a mortgage note for a portion of the sales proceeds. In July 1994, NHA distributed to each partner a 50% interest in the parking agreement held by NHA. The Company currently receives payments of approximately $228,000 per year for its 50% interest in the agreement, and has entered into an agreement to sell its interest for $2 million in July 1996, which would result in a profit to the Company of approximately $411,000. Additionally, in July 1994, each partner contributed $2 million to NHA to pay down $4 million in debt.

     At December 31, 1995, the Company had an investment of $1,815,000 in NHA. The Company has also guaranteed a $2.4 million line of credit to NHA under which $2.2 million had been drawn at December 31, 1995, and its partner has guaranteed an equal line of credit under which $2.2 million had been drawn at December 31, 1995.

     Dusseldorf Joint Venture. In 1992, Cousins entered into a joint venture agreement for the development of a 133,000 rentable square foot office building in Dusseldorf, Germany which is 34% leased to IBM. Cousins' venture partners are IBM and Multi Development Corporation International B.V. ("Multi"), a Dutch real estate development company. In December 1993, the building was presold to an affiliate of Deutsche Bank. CREC and Multi jointly developed the building. Due to the release of certain completion guarantees related to the building, approximately $2.6 million of development income was recognized in September 1995 ($931,000 of which had been deferred as of December 31, 1994).

     Kennesaw Crossings. The Company owns Kennesaw Crossings, a 116,000 square foot shopping center in suburban Atlanta, Georgia. The center was constructed in 1974 on 14 acres of land leased from an unrelated party through 2068. The Company's net carrying value in Kennesaw Crossings as of December 31, 1995 was $1.1 million.

     Air Rights Near the CNN Center. The Company owns a leasehold interest in the air rights over the approximately 365,000 square foot CNN Center parking facility in Atlanta, Georgia, adjoining the world headquarters of Turner Broadcasting System, Inc. and Cable News Network. The air rights are developable for additional parking or office use. The Company's net carrying value of this property is $0.

Supplemental Financial and Leasing Information
- ----------------------------------------------

     Depreciation and amortization expense include the following components for the years ended December 31, 1994 and 1995 ($ in thousands):

                                              1994                                        1995
                                            Share of                                    Share of
                                         Unconsolidated                              Unconsolidated
                            Consolidated Joint Ventures     Total      Consolidated  Joint Ventures     Total
                            ------------ --------------     -----      ------------  --------------     -----

Furniture, fixtures and
   equipment                  $   444       $   202        $   646        $  389        $   122        $   511
Deferred financing costs          119            80            199            --             80             80
Goodwill and related business
   acquisition costs              441            37            478           229             28            257
Real estate related:
   Building (including tenant
     first generation)          2,598         7,724         10,322         3,754          8,082         11,836
   Tenant second generation       140           509            649           144            655            799
                              ------        -------        -------        ------        -------            ---

                              $ 3,742       $ 8,552        $12,294        $4,516        $ 8,967        $13,483
                              =======       =======        =======        ======        =======        =======


     Exclusive of new developments and purchases of furniture, fixtures and equipment, the Company had the following capital expenditures for the years ended December 31, 1994 and 1995, including its share of unconsolidated joint ventures ($ in thousands):

                                                     1994                                 1995
                                        Office      Retail       Total        Office       Retail        Total
                                        ------      ------       -----        ------       ------        -----

     Second generation related costs     $ 381       $ 272       $ 653        $1,316       $  --       $1,316
     Building improvements                  62          --          62            28          23           51
                                         -----       -----       -----        ------       -----           --

         Total                           $ 443       $ 272       $ 715        $1,344       $  23       $1,367
                                         =====       =====       =====        ======       =====       ======

Item 3.  Legal Proceedings
- --------------------------

     No material legal proceedings are presently pending by or against the Company.

Item 4.  Submission of Matters to a Vote of Security Holders
- ------------------------------------------------------------

     No matter was submitted to a vote of security holders during the fourth quarter of the Registran's fiscal year ended December 31, 1995.

Item X.  Executive Officers of the Registrant
- ---------------------------------------------

     The Executive Officers of the Registrant as of the date hereof are as follows:

                  Name        Age             Office Held
                  ----        ---             -----------

         Thomas G. Cousins     64   Chairman of the Board of Directors
                                      and Chief Executive Officer
         Daniel M. DuPree      49   President and Chief Operating Officer
         George J. Berry       58   Senior Vice President
         Tom G. Charlesworth   46   Senior Vice President, Secretary, and
                                      General Counsel
         Craig B. Jones        45   Senior Vice President
         Joel T. Murphy        37   Senior Vice President and President of the
                                      Retail Division (Cousins MarketCenters,
                                      Inc.)
         John L. Murphy        50   Senior Vice President - Marketing
         W. James Overton      49   Senior Vice President - Development
         Peter A. Tartikoff    54   Senior Vice President and Chief Financial

                                      Officer
Relationships:
- --------------

     There  are  no  family   relationships  among  the  Executive  Officers  or
Directors.

Term of Office:
- ---------------

     The term of office for all officers expires at the annual directors' meeting, but the Board has the power to remove any officer at any time.

Business Experience:
- --------------------

     Mr. Cousins has been the Chief Executive Officer of the Company since its inception.

     Mr. DuPree joined the Company in October 1992, became Senior Vice President in April 1993, Senior Executive Vice President in April 1995 and President and Chief Operating Officer in November 1995. Prior to that he was President of New Market Companies, Inc. and affiliates since 1984.

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

     Mr.  Jones  joined  the  Company in October  1992 and  became  Senior  Vice
President in November 1995. From 1987 until joining the Company, he was Executive Vice President of New Market Companies, Inc. and affiliates.

     Mr. Joel Murphy joined the Company in October 1992 and became Senior Vice President of the Company and President of the Retail Division in November 1995. From 1988 until joining the Company, he was Senior Vice President of New Market Companies, Inc. and affiliates.

     Mr. John Murphy has been Senior Vice President since joining the Company in December 1987.

     Mr. Overton has been Senior Vice President since joining the Company in September 1989. Prior to that he was employed by Hardin Construction Group, Inc. from 1972 to 1989, where he served as President from 1985 to 1989.

     Mr. Tartikoff has been Senior Vice President and Chief Financial Officer of the Company since February 1986.






                                     PART II
                                     -------

Item 5. Market for Registrant's Common Stock and Related Security Holder Matters
- --------------------------------------------------------------------------------

     The information concerning the market prices for the Registrant's common stock and related stockholder matters appearing under the caption "Market and Dividend Information" on page 42 of the Registrant's 1995 Annual Report to Stockholders is incorporated herein by reference.

Item 6. Selected Financial Data
- -------------------------------

     The information  appearing under the caption "Five Year Summary of Selected
Financial  Data"  on  page  36  of  the  Registrant's   1995  Annual  Report  to
Stockholders is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results
- -------------------------------------------------------------------------------
          of Operations
          -------------

     Management's Discussion and Analysis of Financial Condition and Results of Operations which appears on pages 37 through 41 of the Registrant's 1995 Annual Report to Stockholders is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data
- ---------------------------------------------------

     The Consolidated Financial Statements and Notes to Consolidated Financial Statements of the Registrant and Report of Independent Public Accountants which appear on pages 19 through 36 of the Registrant's 1995 Annual Report to Stockholders are incorporated herein by reference.

     The information appearing under the caption "Selected Quarterly Financial Information (Unaudited)" on page 43 of the Registrant's 1995 Annual Report to Stockholders is incorporated herein by reference.

     Other financial statements and financial statement schedules required under Regulation S-X are filed pursuant to Item 14 of Part IV of this report.

Item 9.  Changes in and Disagreements with Accountants on Accounting and
- -------------------------------------------------------------------------
           Financial Disclosure
           --------------------

     Not applicable.




                                    PART III
                                    --------

Item 10. Directors and Executive Officers of the Registrant
- -----------------------------------------------------------

     The information concerning the Directors and Executive Officers of the Registrant that is required by this Item 10, except that which is presented in
Item X in Part I above, is included under the caption "Directors and Executive Officers of the Company" on pages 2 through 4 of the Proxy Statement dated March 29, 1996 relating to the 1996 Annual Meeting of the Registrant's Stockholders, and is incorporated herein by reference.

Item 11. Executive Compensation
- -------------------------------

     The information appearing under the caption "Executive Compensation" on pages 7 through 10 of the Proxy Statement dated March 29, 1996 relating to the 1996 Annual Meeting of the Registrant's Stockholders is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management
- -----------------------------------------------------------------------

     The information concerning security ownership of certain beneficial owners and management required by this Item 12 is included under the captions "Directors and Executive Officers of the Company" on pages 2 through 6 and "Principal Stockholders" on pages 27 and 28 of the Proxy Statement dated March 29, 1996 relating to the 1996 Annual Meeting of the Registrant's Stockholders, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions
- -------------------------------------------------------

     The information concerning certain transactions required by this Item 13 is included under the caption "Certain Transactions" on pages 14 and 15 of the Proxy Statement dated March 29, 1996 relating to the 1996 Annual Meeting of the Registrant's Stockholders, and is incorporated herein by reference.

                                     PART IV
                                     -------

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
- --------------------------------------------------------------------------

(a)     1.    Financial Statements
        --------------------------

A. The following Consolidated Financial Statements of the Registrant, together with the applicable Report of Independent Public Accountants, are contained on pages 19 through 36 of the Registrant's 1995 Annual Report to Stockholders and are incorporated herein by reference:

                                                                   Page Number
                                                                in Annual Report
                                                                ----------------

     Consolidated Balance Sheets - December 31, 1994
       and 1995                                                         19
     Consolidated Statements of Income for the Years Ended
       December 31, 1993, 1994 and 1995                                 20
     Consolidated Statements of Stockholders' Investment for the
       Years Ended December 31, 1993, 1994 and 1995                     21
     Consolidated Statements of Cash Flows for the Years Ended
       December 31, 1993, 1994 and 1995                                 22
     Notes to Consolidated Financial Statements
       December 31, 1993, 1994 and 1995                                 23
     Report of Independent Public Accountants                           36

B. The following Combined Financial Statements, together with the applicable Report of Independent Public Accountants, of Wildwood Associates and Green Valley Associates II, joint ventures of the Registrant meeting the criteria for significant subsidiaries under the rules and regulations of the Securities and Exchange Commission, are filed as a part of this report.

                                                                   Page Number
                                                                   in Form l0-K
                                                                   ------------

     Report of Independent Public Accountants                          F-1
     Combined Balance Sheets - December 31, 1994 and 1995              F-2
     Combined Statements of Income for the Years
       Ended December 31, 1993, 1994 and 1995                          F-3
     Combined Statements of Partners' Capital for the Years
       Ended December 31, 1993, 1994 and 1995                          F-4
     Combined Statements of Cash Flows for the Years Ended
       December 31, 1993, 1994 and 1995                                F-5
     Notes to Combined Financial Statements
       December 31, 1993, 1994 and 1995                            F-6 through
                                                                       F-12





Item 14.    Continued
- ---------------------

C. The following Financial Statements, together with the applicable Report of Independent Auditors, of CSC Associates, L.P., a joint venture of the Registrant meeting the criteria for a significant subsidiary under the rules and regulations of the Securities and Exchange Commission, are filed as a part of this report.
                                                                  Page Number
                                                                  in Form l0-K
                                                                  ------------

     Report of Independent Auditors                                    G-1
     Balance Sheets - December 31, 1994 and 1995                       G-2
     Statements of Operations for the Years Ended
       December 31, 1993, 1994 and 1995                                G-3
     Statements of Partners' Capital for the Years Ended
       December 31, 1993, 1994 and 1995                                G-4
     Statements of Cash Flows for the Years Ended
       December 31, 1993, 1994 and 1995                                G-5
     Notes to Financial Statements                                 G-6 through
       December 31, 1993, 1994 and 1995                                G-9

D. The following Financial Statements, together with the applicable Report of Independent Auditors, of Haywood Mall Associates, a joint venture of the Registrant meeting the criteria for a significant subsidiary under the rules and regulations of the Securities and Exchange Commission, are filed as part of this report.

                                                                   Page Number
                                                                   in Form l0-K
                                                                   ------------

     Report of Independent Auditors                                     H-1
     Balance Sheets - December 31, 1995 and 1994                        H-2
     Statements of Income for the Years Ended
       December 31, 1995, 1994 and 1993                                 H-3
     Statements of Cash Flows for the Years Ended
       December 31, 1995, 1994 and 1993                                 H-4
     Statements of Venturers' Equity for the Three Years
       Ended December 31, 1995                                          H-5
     Notes to Financial Statements                                 H-6 through
       December 31, 1995, 1994 and 1993                                 H-7

        2.    Financial Statement Schedules
        -----------------------------------

        The following financial statement schedules, together with the applicable report of independent public accountants are filed as a part of this report.
                                                                   Page Number
                                                                   in Form l0-K
                                                                   ------------

     A.  Cousins Properties Incorporated and Consolidated Entities:
           Report of Independent Public Accountants on Schedules        S-1
           Schedule III- Real Estate and Accumulated
           Depreciation - December 31, 1995                         S-2 through
                                                                        S-6

     B.  Wildwood Associates and Green Valley Associates II
           Schedule III - Real Estate and Accumulated
           Depreciation - December 31, 1995                             F-13

     C.  CSC Associates, L.P.
           Schedule III- Real Estate and Accumulated
           Depreciation - December 31, 1995                             G-10

     D.  Haywood Mall Associates
           Schedule III- Real Estate and Accumulated
           Depreciation - December 31, 1995                             H-8

NOTE:Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

Item 14.    Continued
- ---------------------

  3. Exhibits
  -----------

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

     10(b)(i) Cousins Properties Incorporated Profit Sharing Plan as amended and restated effective as of January 1, 1996.

     10(b)(ii) Cousins Properties Incorporated Profit Sharing Trust Agreement as effective as of January 1, 1991, filed as Exhibit 10(b)(ii) to the Registrant's Form 10-K for the year ended December 31, 1991, and incorporated herein by reference.

     10(c) Land lease (Kennesaw) dated December 17, 1969, and an amendment thereto dated December 15, 1977, filed as Exhibit l0(d) to the Registrant's Form 10-K for the year ended December 31, 1980, and incorporated herein by reference.

     10(d) Cousins Properties Incorporated Stock Plan for Outside Directors, filed as Exhibit A to the Registrant's Proxy Statement dated March 28, 1995 relating to the 1995 Annual Meeting of Registrant's Stockholders, and incorporated herein by reference.









Item 14.    Continued
- ---------------------

     11 Schedule showing computations of weighted average number of shares of common stock outstanding as used to compute primary and fully diluted income per share for each of the five years ended December 31, 1995.

     13        Annual Report to Stockholders for the year ended December 31,
               1995.

     21        Subsidiaries of the Registrant.

     23(a)     Consent of Independent Public Accountants (Arthur Andersen LLP).

     23(b)     Consent of Independent Auditors (Ernst & Young LLP).

     27        Financial Data Schedule.

        (b)   Reports on Form 8-K.
        --------------------------

              No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 1995.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       Cousins Properties Incorporated
                                       (Registrant)

Dated: March 27, 1996



                                        BY: /s/ Peter A. Tartikoff
                                        -----------------------------
                                            Peter A. Tartikoff
                                            Senior Vice President and Chief
                                            Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature                         Capacity                           Date
- ---------                         --------                           ----

Principal Executive Officer:

                               Chairman of the Board,           March 27, 1996
                                 Chief Executive Officer
/s/ T. G. Cousins                and Director
- ----------------------------
     T. G. Cousins

Principal Financial and Accounting Officer:

                               Senior Vice President and         March 27, 1996
/s/ Peter A. Tartikoff           Chief Financial Officer
- ----------------------------
    Peter A. Tartikoff

Additional Directors:


/s/ Richard W. Courts, II      Director                          March 27, 1996
- ----------------------------
   Richard W. Courts, II


/s/ Boone A. Knox              Director                          March 27, 1996
- ----------------------------
      Boone A. Knox


/s/ Richard E. Salomon         Director                          March 27, 1996
- ----------------------------
   Richard E. Salomon

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE
              ----------------------------------------------------







To the Stockholders of Cousins Properties Incorporated:

     We have audited in accordance with generally accepted auditing standards, the financial statements included in the Cousins Properties Incorporated annual report to stockholders incorporated by reference in this Form l0-K, and have issued our report thereon dated February 20, 1996. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14, Part (a)2.A. is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.






                                                         ARTHUR ANDERSEN LLP






Atlanta, Georgia
February 20, 1996

                                                                                                                  SCHEDULE III
                                                                                                                  (Page 1 of 5)
            COUSINS PROPERTIES INCORPORATED AND CONSOLIDATED ENTITIES
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1995
                                ($ in thousands)

     Column A                  Column B         Column C              Column D                       Column E
     --------                  --------         --------              --------                       --------
                                                                  Costs Capitalized            Gross Amount at Which
                                              Initial Cost           Subsequent                     Carried at
                                               to Company          to Acquisition                December 31, 1995
                                               ----------          --------------                -----------------


                                                                            Carrying
                                                                              Costs
                                                    Buildings               Less Cost       Land        Buildings
                                                       and       Improve-   of Sales      and Land         and       Total
Description                  Encumbrances  Land   Improvements     ments    and Other   Improvements  Improvements  (a),(b)
- -----------                  ------------  ----   ------------     -----    ---------   ------------  ------------  -------

LAND HELD FOR INVESTMENT OR FUTURE DEVELOPMENT
- ----------------------------------------------
   Wildwood - Cobb Co., GA    $   --     $  11,156   $  --      $  4,737   $ (8,888)    $  7,005       $    --    $  7,005
   North Fulton Property -
     Fulton Co., GA               --        10,294      --        12,213    (16,229)        6,278           --       6,278
   Midtown - Atlanta, GA         145         2,949      --            56     (1,029)        1,976           --       1,976
   McMurray - Cobb Co., GA.       --         1,015      --           172     (1,092)           95           --          95
   Presidential MarketCenter
     Outparcels - Gwinnett
     Co., GA                      --         2,939      --           623     (1,786)        1,776            --       1,776
   Lawrenceville -
     Gwinnett Co., GA             --         5,543      --           129     (1,560)        4,112            --       4,112
   Colonial Plaza MarketCenter
     Orange Co., FL               --         1,649      --            --        105         1,754            --       1,754
   Greenbrier MarketCenter
     Outparcels
     Chesapeake, VA               --         3,191      --            --        153         3,344            --       3,344
   Lovejoy Station
     Clayton Co., GA              --           575      --            --         --           575            --         575
   Miscellaneous Investments -
     Atlanta, GA                  --           120      --            --         --           120            --         120
                              ---------------------------------------------------------------------------------------------
                                 145        39,431      --        17,930    (30,326)       27,035            --      27,035
                              ---------------------------------------------------------------------------------------------

                               Column F    Column G    Column H       Column I
                               --------    --------    --------       --------
                                                                      Life on
                                                                      Which De-
                                                                     preciation
                                Accumu-                                In 1995
                                lated     Date of                       Income
                               Deprecia-  Construc-     Date         Statement
                               tion (a)     tion      Acquired      Is Computed
                               ---------  ---------   --------      -----------

LAND HELD FOR INVESTMENT OR FUTURE DEVELOPMENT
- ----------------------------------------------
   Wildwood - Cobb Co., GA      $    --     --     1971-1982,1989      $--
   North Fulton Property -
     Fulton Co., GA                  --     --          1970-1985       --
   Midtown - Atlanta, GA             --     --               1984       --
   McMurray - Cobb Co., GA.          --     --               1981       --
   Presidential MarketCenter
     Outparcels - Gwinnett
     Co., GA                         --     --               1993       --
   Lawrenceville -
     Gwinnett Co., GA                --     --               1994       --
   Colonial Plaza MarketCenter
     Orange Co., FL                  --     --               1995       --
   Greenbrier MarketCenter
     Outparcels
     Chesapeake, VA                  --     --               1995       --
   Lovejoy Station
     Clayton Co., GA                 --     --               1995       --
   Miscellaneous Investments -
     Atlanta, GA                     --     --           1972-1984      --
                                -------
                                     --
                                -------



                                                                   SCHEDULE III
                                                                  (Page 2 of 5)
            COUSINS PROPERTIES INCORPORATED AND CONSOLIDATED ENTITIES
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1995
                                ($ in thousands)


     Column A                  Column B         Column C              Column D                       Column E
     --------                  --------         --------              --------                       --------
                                                                  Costs Capitalized            Gross Amount at Which
                                              Initial Cost           Subsequent                     Carried at
                                               to Company          to Acquisition                December 31, 1995
                                               ----------          --------------                -----------------


                                                                            Carrying
                                                                              Costs
                                                    Buildings               Less Cost       Land        Buildings
                                                       and       Improve-   of Sales      and Land         and       Total
Description                  Encumbrances  Land   Improvements     ments    and Other   Improvements  Improvements  (a),(b)
- -----------                  ------------  ----   ------------     -----    ---------   ------------  ------------  -------
OPERATING PROPERTIES
- --------------------

   First Union Tower -
     Greensboro, N.C.         $   --     $   1,394   $  --      $ 29,287   $  1,971      $  1,399       $31,253    $ 32,652
   Wildwood - 3301 Windy
     Ridge - Cobb Co., GA         --            20      --         8,829      1,519         1,237         9,131      10,368
   Kennesaw - Cobb Co., GA        --            --      --         2,337         --            --         2,337       2,337
   Perimeter Expo -
     Fulton Co., GA               --         8,564      --        11,072         71         8,564        11,143      19,707
   GA Highway 400
     Stand Alone Retail Sites -
     Fulton Co., GA               --         4,559      --           162         --         4,721            --       4,721
   North Point MarketCenter Phase I
     Fulton Co., GA               --         7,932      --        16,161        394         7,932        16,555      24,487
   North Point MarketCenter Phase II
     Fulton Co., GA               --           568      --         2,623        112           568         2,735       3,303
   Presidential MarketCenter Phase I
     Gwinnett Co., GA             --         1,786      --         8,037        222         1,786         8,259      10,045
   Norfolk Parking Agreement      --         1,589      --            --         --         1,589            --       1,589
   Miscellaneous                  --           398     145            77       (475)           --           145         145
                              ---------------------------------------------------------------------------------------------
                                  --        26,810     145        78,585      3,814        27,796        81,558     109,354
                              ---------------------------------------------------------------------------------------------

                               Column F    Column G    Column H       Column I
                               --------    --------    --------       --------
                                                                      Life on
                                                                      Which De-
                                                                     preciation
                                Accumu-                                In 1995
                                lated     Date of                       Income
                               Deprecia-  Construc-     Date         Statement
                               tion (a)     tion      Acquired      Is Computed
                               ---------  ---------   --------      -----------

OPERATING PROPERTIES
- --------------------
   First Union Tower -
     Greensboro, N.C.           $8,347    1988-1990        1987      40 Years
   Wildwood - 3301 Windy
     Ridge - Cobb Co., GA        3,189      1984           1984      30 Years
   Kennesaw - Cobb Co., GA       1,247      1974           1973      30 Years
   Perimeter Expo -
     Fulton Co., GA                869      1993           1993      30 Years
   GA Highway 400
     Stand Alone Retail Sites -
     Fulton Co., GA                 27        --      1970-1985            --
   North Point MarketCenter Phase I
     Fulton Co., GA              1,241    1993-1994   1970-1985      30 Years
   North Point MarketCenter Phase II
     Fulton Co., GA                 39      1994      1970-1985      30 Years
   Presidential MarketCenter Phase I
     Gwinnett Co., GA              423    1993-1994        1993      30 Years
   Norfolk Parking Agreement        --        --           1994            --
   Miscellaneous                   101        --      1977-1984       Various
                               -------
                                15,483
                               -------




                                                                                                                       SCHEDULE III
                                                                                                                      (Page 3 of 5)
            COUSINS PROPERTIES INCORPORATED AND CONSOLIDATED ENTITIES
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1995
                                ($ in thousands)

     Column A                  Column B         Column C              Column D                       Column E
     --------                  --------         --------              --------                       --------
                                                                  Costs Capitalized            Gross Amount at Which
                                              Initial Cost           Subsequent                     Carried at
                                               to Company          to Acquisition                December 31, 1995
                                               ----------          --------------                -----------------


                                                                            Carrying
                                                                              Costs
                                                    Buildings               Less Cost       Land        Buildings
                                                       and       Improve-   of Sales      and Land         and       Total
Description                  Encumbrances  Land   Improvements     ments    and Other   Improvements  Improvements  (a),(b)
- -----------                  ------------  ----   ------------     -----    ---------   ------------  ------------  -------
PROJECTS UNDER CONSTRUCTION
- ---------------------------
   Mansell Crossing Phase II
     Fulton Co., GA           $   --     $   3,272   $  --      $  2,371   $    266      $  3,272       $ 2,637    $  5,909
   Lawrenceville MarketCenter
     Gwinnett Co., GA             --         3,510      --        12,550        507         3,960        12,607      16,567
   100 North Point Center
     Fulton Co., GA               --           441      --         9,109        229           441         9,338       9,779
   200 North Point Center
     Fulton County, GA            --           441      --           322          5           441           327         768
   Colonial Plaza MarketCenter
     Orange Co., FL               --         8,500      --        17,025        992         8,500        18,017      26,517
   Greenbrier MarketCenter
     Chesapeake, VA               --         5,500      --         9,767        407         5,500        10,174      15,674
   Presidential MarketCenter-Phase II
     Gwinnett Co., GA             --         2,170      --         1,447        205         2,400         1,422       3,822
   Lovejoy Station -
     Clayton Co., GA              --         1,387      --         4,433        300           811         5,309       6,120
   Rivermont Station
     Fulton Co., GA               --         2,050      --           292          5         2,050           297       2,347
                              ---------------------------------------------------------------------------------------------
                                  --        27,271      --        57,316      2,916        27,375        60,128      87,503
                              ---------------------------------------------------------------------------------------------

                               Column F    Column G    Column H       Column I
                               --------    --------    --------       --------
                                                                      Life on
                                                                      Which De-
                                                                     preciation
                                Accumu-                                In 1995
                                lated     Date of                       Income
                               Deprecia-  Construc-     Date         Statement
                               tion (a)     tion      Acquired      Is Computed
                               ---------  ---------   --------      -----------
PROJECTS UNDER CONSTRUCTION
- ---------------------------
   Mansell Crossing Phase II
     Fulton Co., GA             $   --      1995        1995            --
   Lawrenceville MarketCenter
     Gwinnett Co., GA               --      1994        1994            --
   100 North Point Center
     Fulton Co., GA                 --      1994        1994            --
   200 North Point Center
     Fulton County, GA              --      1995        1995            --
   Colonial Plaza MarketCenter
     Orange Co., FL                 --      1995        1995            --
   Greenbrier MarketCenter
     Chesapeake, VA                 --      1995        1995            --
   Presidential MarketCenter-Phase II
     Gwinnett Co., GA               --      1995        1995            --
   Lovejoy Station -
     Clayton Co., GA                --      1994        1994            --
   Rivermont Station
     Fulton Co., GA                 --      1995        1995            --
                               -------
                                    --
                               -------

                                                                                                                      SCHEDULE III
                                                                                                                     (Page 4 of 5)
            COUSINS PROPERTIES INCORPORATED AND CONSOLIDATED ENTITIES
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1995
                                ($ in thousands)

    Column A                  Column B         Column C              Column D                       Column E
     --------                  --------         --------              --------                       --------
                                                                  Costs Capitalized            Gross Amount at Which
                                              Initial Cost           Subsequent                     Carried at
                                               to Company          to Acquisition                December 31, 1995
                                               ----------          --------------                -----------------


                                                                            Carrying
                                                                              Costs
                                                    Buildings               Less Cost       Land        Buildings
                                                       and       Improve-   of Sales      and Land         and       Total
Description                  Encumbrances  Land   Improvements     ments    and Other   Improvements  Improvements  (a),(b)
- -----------                  ------------  ----   ------------     -----    ---------   ------------  ------------  -------
RESIDENTIAL LOTS UNDER DEVELOPMENT
- ----------------------------------
   Brown's Farm -
     Cobb Co., GA             $   --     $   1,473   $  --      $  3,649   $ (2,908)     $  2,214       $    --    $  2,214
   Apalachee River Club
     Gwinnett Co., GA             --         1,820      --         3,008     (1,220)        3,608            --       3,608
   Echo Mill
     Cobb Co., GA                454         1,318      --         3,456     (2,513)        2,261            --       2,261
   Barrett Downs
     Forsyth Co., GA              --           900      --         2,031        (82)        2,849            --       2,849
   Bradshaw Farms
     Cherokee Co., GA             --         1,741      --         3,098     (4,319)          520            --         520
                              ---------------------------------------------------------------------------------------------
                                 454         7,252      --        15,242    (11,042)       11,452            --      11,452
                              ---------------------------------------------------------------------------------------------
                              $  599     $ 100,764   $ 145      $169,073   $(34,638)     $ 93,658       $141,686   $235,344
                              =============================================================================================

                               Column F    Column G    Column H       Column I
                               --------    --------    --------       --------
                                                                      Life on
                                                                      Which De-
                                                                     preciation
                                Accumu-                                In 1995
                                lated     Date of                       Income
                               Deprecia-  Construc-     Date         Statement
                               tion (a)     tion      Acquired      Is Computed
                               ---------  ---------   --------      -----------
RESIDENTIAL LOTS UNDER DEVELOPMENT
- ----------------------------------
    Brown's Farm -
     Cobb Co., GA                $    --     1993-1994   1993-1994      --
   Apalachee River Club
     Gwinnett Co., GA                 --        1994          1994      --
   Echo Mill
     Cobb Co., GA                     --        1994          1994      --
   Barrett Downs
     Forsyth Co., GA                  --        1994          1994      --
   Bradshaw Farms
     Cherokee Co., GA                 --        1994          1994      --
                                 -------
                                      --
                                 -------
                                 $15,483
                                 =======



                                                                                                                      SCHEDULE III

                                                                                                                     (Page 5 of 5)
            COUSINS PROPERTIES INCORPORATED AND CONSOLIDATED ENTITIES
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1995
                                ($ in thousands)


NOTES:
      (a) Reconciliations of total real estate carrying value and accumulated depreciation for the three years ended December 31, 1995 are as follows:



                                                      Real Estate          Accumulated Depreciation
                                             ----------------------------  -------------------------
                                                1993     1994      1995      1993    1994     1995
                                                ----     ----      ----      ----    ----     ----
           Balance at beginning of period    $ 71,994  $108,252  $149,242   $7,448  $ 9,418  $12,112
              Additions during the period:
                Improvements and other
                  capitalized costs            37,851    53,580   101,544       --      --       --
                Provision for depreciation         --        --        --    1,970    2,694    3,371
                                             ----------------------------   ------------------------
                                               37,85     53,580   101,544    1,970    2,694    3,371
                                             ----------------------------   ------------------------

              Deductions during the period:
              Cost of real estate sold        (1,593)   (12,590)  (15,442)      --       --       --
                                             ----------------------------   -------------------------
                                              (1,593)   (12,590)  (15,442)      --       --       --
                                             ----------------------------   -------------------------
           Balance at close of period        $108,252  $149,242  $235,344   $9,418  $12,112  $ 15,483
                                             ============================   =========================

      (b) Initial cost for Kennesaw was previously adjusted to reflect a write-down of $1,430 to state the property at the then realizable value.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





To the Partners of Wildwood Associates and Green Valley Associates II:

We have audited the accompanying combined balance sheets of WILDWOOD ASSOCIATES (a Georgia general partnership) and GREEN VALLEY ASSOCIATES II (a North Carolina general partnership) as of December 31, 1994 and 1995, and the related combined statements of income, partners' capital and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the management of the partnerships. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wildwood Associates and Green Valley Associates II as of December 31, 1994 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

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





                                                        ARTHUR ANDERSEN LLP



Atlanta, Georgia
February 20, 1996

               WILDWOOD ASSOCIATES AND GREEN VALLEY ASSOCIATES II
               --------------------------------------------------
                             COMBINED BALANCE SHEETS
                            -----------------------
                           DECEMBER 31, 1994 AND 1995
                           --------------------------
                                ($ in thousands)


                                                              1994      1995
                                                              ----      ----
ASSETS
- ------
REAL ESTATE ASSETS:
    Income producing properties, including land of
      $37,677 in 1994 and 1995 (Note 7) .................   $217,869  $217,748
    Accumulated depreciation and amortization ...........    (40,009)  (44,900)
                                                            ------------------
                                                             177,860   172,848
    Land committed to be contributed (Note 3) ...........     20,440    13,903
    Land and property predevelopment costs ..............     12,429    27,777
                                                            ------------------
           Total real estate assets .....................    210,729   214,528
                                                            ------------------
CASH AND CASH EQUIVALENTS ...............................          4        --
                                                            ------------------
OTHER ASSETS:
    Deferred expenses, net of accumulated amortization of
      $6,065 and $6,078 in 1994 and 1995, respectively ..      4,892     5,641
    Receivables (Note 6) ................................     14,506    14,920
    Allowance for possible losses (Note 1) ..............     (2,616)   (2,550)
    Furniture, fixtures and equipment, net of accumulated
      depreciation of $1,198 and $1,276 in 1994 and 1995,
      respectively ......................................        358       296
    Other ...............................................          2        31
                                                            ------------------
                                                              17,142    18,338
                                                            ------------------
                                                            $227,875  $232,866
                                                            ==================
LIABILITIES AND PARTNERS' CAPITAL
- ---------------------------------
NOTES PAYABLE (Note 7) ..................................   $132,608  $134,855
RETAINAGE, ACCOUNTS PAYABLE AND
    ACCRUED LIABILITIES .................................      2,983     7,843
                                                            ------------------
           Total liabilities ............................    135,591   142,698
                                                            ------------------

PARTNERS' CAPITAL (Notes 3 and 4):
    International Business Machines Corporation .........     46,142    45,084
    Cousins Properties Incorporated .....................     46,142    45,084
                                                            ------------------
           Total partners' capital ......................     92,284    90,168
                                                            ------------------
                                                            $227,875  $232,866
                                                            ==================

The accompanying notes are an integral part of these combined balance sheets.

               WILDWOOD ASSOCIATES AND GREEN VALLEY ASSOCIATES II
              ---------------------------------------------------
                          COMBINED STATEMENTS OF INCOME
                          -----------------------------
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1994 AND 1995
              ----------------------------------------------------
                                ($ in thousands)


                                                     1993       1994     1995
                                                     ----       ----     ----
REVENUES:
    Rental income and recovery of expenses
        charged directly to specific tenants .....   $36,104   $36,196   $37,589
    Interest .....................................        24        27        32
    Other ........................................        96        82       146
                                                     ---------------------------
               Total revenues ....................    36,224    36,305    37,767
                                                     ---------------------------

OPERATING EXPENSES:
    Real estate taxes ............................     2,785     2,516     3,032
    Maintenance and repairs ......................     2,142     1,991     2,207
    Utilities ....................................     1,737     1,822     1,965
    Management and personnel costs ...............     1,805     1,794     1,892
    Contract security ............................       761       745       820
    Grounds maintenance ..........................       632       588       646
    Expenses charged directly to specific tenants        852       458       395
    Insurance ....................................        99       100        98
                                                     ---------------------------
           Total operating expenses ..............    10,813    10,014    11,055
                                                     ---------------------------


OTHER EXPENSES:
    Interest expense .............................    11,606    11,790    11,478
    Depreciation and amortization ................     8,336     8,648     8,353
    Predevelopment, marketing and other expenses .       489       342       345
    Ground lease expense (Note 8) ................       322       322       322
    Real estate taxes on undeveloped land (Note 4)       190       182       163
    General and administrative expenses ..........       146       163       167
                                                     ---------------------------
           Total other expenses ..................    21,089    21,447    20,828
                                                     ---------------------------
           Total expenses ........................    31,902    31,461    31,883
                                                     ---------------------------
NET INCOME .......................................   $ 4,322   $ 4,844   $ 5,884
                                                     ===========================







The accompanying notes are an integral part of these combined statements.



               WILDWOOD ASSOCIATES AND GREEN VALLEY ASSOCIATES II
               --------------------------------------------------
                    COMBINED STATEMENTS OF PARTNERS' CAPITAL
                    ----------------------------------------
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1994 AND 1995
              ----------------------------------------------------
                                ($ in thousands)

                            International
                              Business       Cousins
                              Machines     Properties
                            Corporation   Incorporated     Total
                            -----------   ------------     -----


BALANCE, December 31, 1992    $49,559        $49,559      $99,118


    Distributions ........     (4,000)        (4,000)      (8,000)


    Net income ...........      2,161          2,161        4,322
                              -----------------------------------

BALANCE, December 31, 1993     47,720         47,720       95,440


    Distributions ........     (4,000)        (4,000)      (8,000)


    Net income ...........      2,422          2,422        4,844
                              -----------------------------------

BALANCE, December 31, 1994     46,142         46,142       92,284


    Distributions ........     (4,000)       (4,000)      (8,000)


    Net income ...........      2,942          2,942        5,884
                              -----------------------------------

BALANCE, December 31, 1995    $45,084        $45,084      $90,168
                              ===================================








The accompanying notes are an integral part of these combined statements.

               WILDWOOD ASSOCIATES AND GREEN VALLEY ASSOCIATES II
               --------------------------------------------------
                   COMBINED STATEMENTS OF CASH FLOWS (Note 9)
                   ------------------------------------------
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1994 AND 1995
              ----------------------------------------------------
                                ($ in thousands)

                                                        1993     1994     1995
                                                        ----     ----     ----


CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income ...................................... $ 4,322  $ 4,844  $ 5,884
    Adjustments to reconcile net income to net
        cash provided by operating activities:
           Depreciation and amortization ............   8,336    8,648    8,353
           Rental revenue recognized on straight-line
               basis in excess of rental revenue
               specified in the lease agreements ....    (570)    (349)    (383)
           Change in tenant rental receivables ......    (106)      51      (38)
           Change in accounts payable and accrued
               liabilities related to operations ....      24     (195)  (1,004)
                                                      --------------------------
Net cash provided by operating activities ...........  12,006   12,999   12,812
                                                      --------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Property acquisition and development expenditures  (3,581)  (3,008)  (4,940)
    Payment for deferred expenses; furniture, fixtures
        and equipment; and other assets .............  (1,617)    (661)  (2,123)
                                                      --------------------------
Net cash used in investing activities ...............  (5,198)  (3,669)  (7,063)
                                                      --------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of notes payable ......................    (413)    (630)  (1,063)
    Repayment of long term financing ................      --       -- (111,998)
    Proceeds from long term refinancing .............      --       --   98,000
    Proceeds from line of credit ....................  11,500   12,600   31,212
    Repayments under line of credit .................  10,40   (13,300) (13,904)
    Partnership distributions .......................   8,000)  (8,000)  (8,000)
                                                      --------------------------
Net cash used in financing activities ...............  (7,313)  (9,330)  (5,753)
                                                      --------------------------
NET DECREASE IN CASH AND
    CASH EQUIVALENTS ................................    (505)      --       (4)

CASH AND CASH EQUIVALENTS AT BEGINNING
    OF YEAR .........................................     509        4        4
                                                      --------------------------

CASH AND CASH EQUIVALENTS AT END OF YEAR ............ $     4  $     4  $    --
                                                      =========================

The accompanying notes are an integral part of these combined statements.

               WILDWOOD ASSOCIATES AND GREEN VALLEY ASSOCIATES II
               --------------------------------------------------
                     NOTES TO COMBINED FINANCIAL STATEMENTS
                     --------------------------------------
                        DECEMBER 31, 1993, 1994 AND 1995
                        --------------------------------





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

Allowance for Possible Losses:

     The allowance for possible losses provides for potential writeoffs of certain tenant related and other assets on WWA's books. The allowance reflects management's evaluation of the exposure to WWA based on a specific review of its properties and the impact of current economic conditions on those properties.





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

Rental Income:

     In accordance with Statement of Financial Accounting Standards ("SFAS") No. 13, income on leases which include scheduled increases in rental rates over the lease term is recognized on a straight-line basis.

Use of Estimates:

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Impairment of Long-Lived Assets:

     The Partnerships have adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The adoption of SFAS No. 121 had no effect on the financial results of the Partnerships.

2.    FORMATION AND PURPOSE OF THE PARTNERSHIPS

     WWA and GVA II were formed under the terms of partnership agreements effective May 30, 1985 and March 31, 1988, respectively. The purpose of the Partnerships is, among other things, to develop and operate the Summit Green project located in Greensboro, North Carolina, and selected property within Wildwood Office Park ("Wildwood"), located in Atlanta, Georgia.

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

     Wildwood is an office park containing a total of approximately 289 acres, of which approximately 85 acres are owned by WWA, and an estimated 22 acres are committed to be contributed to WWA by Cousins (see Note 3). Cousins owns the balance of the developable acreage in the park. At December 31, 1995, WWA's income producing real estate assets in Wildwood consisted of: one office building of 338,000 GSF which became operational January 1, 1986, one office building of 684,000 GSF which became operational December 1, 1987 and one office building of 757,000 GSF which became operational April 1, 1991, two office buildings totaling 482,000 GSF which are under construction (including land under such buildings totaling approximately 48 acres); land parcels totaling approximately 15 acres leased to two banking facilities and five restaurants; a 2 acre site on which a child care facility is constructed, and a 1 acre retail site currently being marketed to prospective users. In addition, WWA's assets include 42 acres of land held for future development, which is composed of a 4 acre site with approximately 58,000 square feet of office space which was purchased in 1986 for future development (classified with income producing properties in the accompanying financial statements), and 38 acres of other land to be developed (including additional land committed to be contributed by Cousins) (see Note 3).

3.    CONTRIBUTIONS TO THE PARTNERSHIPS

     IBM  and  Cousins  have  each   contributed   or  committed  to  contribute
$62,857,000 in cash or properties to the Partnerships. The value of property contributed was agreed to by the partners at the time of formation of WWA.

     The status of contributions at December 31, 1995, was as follows ($ in thousands):


                                            IBM       COUSINS        TOTAL
                                            ---       -------        -----

         Cash contributed                 $46,590     $    84       $ 46,674
         Property contributed              16,267      49,354         65,621
         Land committed to be contributed      --      13,419         13,419
                                          ----------------------------------
                  Total                   $62,857     $62,857       $125,714
                                          ==================================

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

     At December 31, 1995, Cousins was committed to contribute land on which an additional 991,462 GSF are developable, provided that regardless of planned use or density, 38,333 GSF shall be the minimum GSF attributed to each developable acre contributed. Cousins has also agreed to contribute infrastructure land in Wildwood, as defined, at no cost to WWA, in order to provide the necessary land for development of roads and utilities. The ultimate acreage remaining to be contributed by Cousins will depend upon the actual density achieved, but would be approximately 22 acres if the density were similar to that achieved on land contributed to date.



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

     WWA pays all  real  estate  taxes on  property  owned by  Cousins  which is subject to future contribution. Such real estate taxes were $190,000, $182,000 and $163,000 in 1993, 1994 and 1995, respectively, all of which were expensed.

5.    FEES TO RELATED PARTIES

     The  Partnerships  engaged  Cousins  to  manage,   develop  and  lease  the
Partnerships' property. Fees to Cousins incurred by the Partnerships during 1993, 1994 and 1995 were as follows ($ in thousands):



                                            1993       1994       1995
                                            ----       ----       ----

         Development and tenant
              construction fees           $  132      $   57     $  250
         Management fees                     902         909        945
         Leasing and procurement fees        523         189        235
                                          -----------------------------
                                          $1,557      $1,155     $1,430
                                          =============================
6.    RENTAL REVENUES

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

     At December 31, 1995, future minimum rentals to be received under existing non-cancelable leases, including tenants' current pro rata share of operating expenses are as follows ($ in thousands):

                                     Leases
                         Leases       With
                          With        Third
                        Partners     Parties       Total
                        --------     -------       -----

         1996            $15,586     $ 20,973     $ 36,559
         1997             14,049       21,063       35,112
         1998             14,837       18,497       33,334
         1999             14,524       12,432       26,956
         2000             14,409        9,979       24,388
         Thereafter        6,165       41,369       47,534
                         ---------------------------------
                         $79,570     $124,313     $203,883
                         =================================

     In the years ended December 31, 1993, 1994 and 1995, income recognized on a straightline basis exceeded income which would have accrued in accordance with the lease terms by $570,000, $349,000 and $383,000, respectively. At December 31, 1994 and 1995, receivables which related to the cumulative excess of revenues recognized in accordance with SFAS No. 13 over revenues which accrued in accordance with the actual lease agreements totaled $14,371,000, and $14,754,000, respectively. Of the 1995 amount, 60% was related to leases with IBM.

7.    NOTES PAYABLE

     At December 31, 1995, notes payable consisted of the following ($ in thousands):

                                                                                 Term/
                                                                             Amortization                  Balance at
                                                                                Period          Final     December 31,
             Description                                      Rate              (Years)       Maturity        1995
             -----------                                      ----           ------------     --------    ------------

   Line of credit ($50 million maximum)                  Fed Funds + .75%        2/ N/A          9/1/97     $ 26,308
   2300 Windy Ridge Parkway Building mortgage note             7.56%             10/25         12/01/05       72,000
   2500 Windy Ridge Parkway Building mortgage note             7.45%             10/20         12/15/05       26,000
   Summit Green mortgage note                                 9.875%             10/30           4/1/98       10,547
                                                                                                            --------
                                                                                                            $134,855
                                                                                                            ========

     Wildwood Associates refinanced two mortgage notes in December 1995. The 2300 Windy Ridge Parkway Building mortgage note which had an $81 million balance at a 9.09% rate and matured in August 1999, was refinanced with a $72 million 7.56% mortgage note. The 2500 Windy Ridge Parkway Building mortgage note which had a $31 million balance at a 9.125% rate and matured in June 1996, was refinanced with a $26 million 7.45% mortgage note.

     The 2300 Windy Ridge Parkway Building mortgage note is secured by the building, which had a net carrying value of approximately $58,566,000 and $57,507,000 as of December 31, 1994 and 1995, respectively. The 2500 Windy Ridge Parkway Building mortgage note is secured by the building, which had a net carrying value of approximately $20,665,000 and $20,161,000 as of December 31, 1994 and 1995, respectively. The Summit Green Building mortgage note is secured by a leasehold mortgage on the building, which had a net carrying value of approximately $7,571,000 and $7,420,000 as of December 31, 1995.

     The line of credit matures September 1, 1997, but will automatically be renewed from year to year unless the lender provides a notice of non-renewal at least three months in advance of the annual renewal date. The line generally prohibits new borrowings other than those under the line, or the pledging of any assets not pledged as of August 1, 1990. The line bears a floating interest rate equal to the daily federal funds rate plus 3/4%, and there are no fees or compensating balance arrangements required under the line. Cousins and IBM have each severally guaranteed one-half of the line of credit.

     The  aggregate   maturities  of  the  indebtedness  at  December  31,  1995 summarized above are as follows ($ in thousands):

                           1996                               $  1,620
                           1997                                 28,143
                           1998                                 13,107
                           1999                                  3,008
                           2000                                  3,243
                           Thereafter                           85,734
                                                              --------
                                                              $134,855
                                                              ========

     The Partnerships capitalize interest expense to property under development as required by Statement of Financial Accounting Standards No. 34. In the years ended December 31, 1993 and 1995, the Partnerships capitalized interest totaling $108,000 and $236,000, respectively. No interest was capitalized during the year ended December 31, 1994.

     The estimated fair value of the Partnership's $133 million and $135 million of notes payable at December 31, 1994 and 1995 respectively, is $132 million and $135 million, respectively, calculated by discounting future cash flows under the notes payable at estimated rates at which similar notes would be made currently.

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

9.    COMBINED STATEMENTS OF CASH FLOWS-SUPPLEMENTAL INFORMATION

         Interest (net of amounts capitalized) was as follows ($ in thousands):

                                     1993             1994           1995
                                     ----             ----           ----

         Interest paid             $11,608          $11,780         $12,011

     Significant non-cash financing and investing activities included the following:

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

     In 1995, a land parcel with a value of $6,537,000 was transferred from Land Committed To Be Contributed to Land and Property Predevelopment Cost. See Notes 2 and 3.





                                                                                                                      SCHEDULE III
               WILDWOOD ASSOCIATES AND GREEN VALLEY ASSOCIATES II
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1995
                                ($ in thousands)
    Column A                  Column B         Column C              Column D                       Column E
     --------                  --------         --------              --------                       --------
                                                                  Costs Capitalized            Gross Amount at Which
                                              Initial Cost           Subsequent                     Carried at
                                               to Company          to Acquisition                December 31, 1995
                                               ----------          --------------                -----------------


                                                                            Carrying
                                                                              Costs
                                                    Buildings               Less Cost       Land        Buildings
                                                       and       Improve-   of Sales      and Land         and       Total
Description                  Encumbrances  Land   Improvements     ments    and Other   Improvements  Improvements  (a),(b)
- -----------                  ------------  ----   ------------     -----    ---------   ------------  ------------  -------
Wildwood Office Park -
   Cobb Co., GA
    2500 Windy Ridge           $ 26,000   $ 4,414   $ 14,814    $  9,306   $    141       $ 4,414       $ 24,261   $ 28,675
    2300 Windy Ridge             72,000     8,927         --      60,908      5,429         8,927         66,337     75,264
    Parkside                         --     4,274      2,553      (1,017)       (45)        3,136          2,629      5,765
    3200 Windy Hill                  --    10,503         --      66,020      5,470        10,503         71,490     81,993
    4100/4300 Wildwood Parkway       --     6,537         --       8,583        251            --         15,371     15,371
    Stand Alone Retail Sites         --     7,659      1,234       3,642        123         9,570          3,088     12,658
    Land committed to
       be contributed                --    13,522         --          --        381        13,903             --     13,903
    Other land and
       property                      --    11,430         --       3,467       (139)       11,609          3,149     14,758
                               --------------------------------------------------------------------------------------------
                                 98,000    67,266     18,601     150,909     11,611        62,062        186,325    248,387
                               --------------------------------------------------------------------------------------------
Summit Green, Greensboro, NC:
  Summit Green Phase I           10,547        --         --      10,281        259            --         10,540     10,540
  Other property                     --        --         --         501         --            --            501        501
                               --------------------------------------------------------------------------------------------
                                 10,547        --         --      10,782        259            --         11,041     11,041
                               --------------------------------------------------------------------------------------------
                               $108,547   $67,266   $ 18,601    $161,691   $ 11,870       $62,062       $197,366   $259,428
                               ============================================================================================

                                                                      Life on
                                                                      Which De-
                                                                     preciation
                                Accumu-                                In 1995
                                lated     Date of                       Income
                               Deprecia-  Construc-     Date         Statement
                               tion (a)     tion      Acquired      Is Computed
                               ---------  ---------   --------      -----------
Wildwood Office Park -
   Cobb Co., GA
    2500 Windy Ridge            $ 8,514      1985         1985        40 Years
    2300 Windy Ridge             17,757      1986         1986        40 Years
    Parkside                      1,036      1980         1986        25 Years
    3200 Windy Hill              13,162      1989         1989        40 Years
    4100/4300 Wildwood Parkway       --      1995         1986              --
    Stand Alone Retail Sites        877     Various  1985-1995         Various
    Land committed to
       be contributed                --        --    1985-1986              --
    Other land and
       property                     434     Various  1985-1986         Various
                                -------
                                 41,780
                                -------
Summit Green, Greensboro, NC:
  Summit Green Phase I            3,120      1986         1986        40 Years
  Other property                     --      1986         1986              --
                                -------
                                  3,120
                                -------
                                $44,900
                                =======

NOTE: (a)  Reconciliations of total real estate carrying value and accumulated depreciation for the three years ended December 31, 1995 are as follows:

                                                Real Estate              Accumulated Depreciation
                                        --------------------------       ------------------------
                                        1993       1994       1995        1993      1994      1995
                                        ----       ----       ----        ----      ----      ----
Balance at beginning of period        $246,472   $249,714   $250,738     $26,039   $32,932   $40,009
Additions during the period:
      Improvements, and other
         capitalized costs               3,242      1,058      8,690          --        --        --
      Provisions for depreciation           --         --         --       6,893     7,111     4,891
Deductions during the period:
      Retirement of fully depreciated
         assets and writeoffs               --        (34)        --          --       (34)       --
                                      ------------------------------     ---------------------------
Balance at close of period            $249,714   $250,738   $259,428     $32,932   $40,009   $44,900
                                      ==============================     ===========================

                         REPORT OF INDEPENDENT AUDITORS






To the Partners of
CSC Associates, L.P. (A Limited Partnership)



We have audited the  accompanying  balance sheets of CSC  Associates,  L.P.
(the Partnership) as of December 31, 1994 and 1995, and the related statements of operations, partners' capital, and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedule of CSC Associates, L.P. listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CSC Associates, L.P. as of December 31, 1994 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




                                                             ERNST & YOUNG LLP


Atlanta, Georgia
February 6, 1996



                              CSC ASSOCIATES, L.P.
                              --------------------
                                 BALANCE SHEETS
                                 --------------
                           DECEMBER 31, 1994 AND 1995
                           --------------------------
                                ($ in thousands)


                                     ASSETS
                                     ------
                                                          1994         1995
                                                          ----         ----
REAL ESTATE ASSETS:
  Building and improvements, including land and
    land improvements of $22,818 in 1994 and 1995 .....  $203,275    $208,676
  Accumulated depreciation                                (14,980)    (21,232)
                                                         ---------------------
                                                          188,295     187,444
                                                         ---------------------

CASH ....................................................   1,395          97
                                                         --------------------

OTHER ASSETS:

  Deferred expenses, net of accumulated
    amortization of $2,715 and $3,664 in
    1994 and 1995, respectively .........................   8,170       8,306
  Receivables (Note 3) ..................................   9,002      10,142
  Furniture, fixtures and equipment, net of
    accumulated depreciation of $866 and $1,218
    in 1994 and 1995, respectively ......................   1,167         871
  Other .................................................      28          29
                                                         --------------------
           Total other assets ...........................  18,367      19,348
                                                         --------------------
                                                         $208,057    $206,889
                                                         ====================

                        LIABILITIES AND PARTNERS' CAPITAL

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES ................$  3,345    $  2,951
                                                         --------------------
           Total liabilities ............................   3,345       2,951
                                                         --------------------
PARTNERS' CAPITAL (Note 1) .............................. 204,712     203,938
                                                         --------------------
                                                         $208,057    $206,889
                                                         ====================




The accompanying notes are an integral part of these balance sheets.

                              CSC ASSOCIATES, L.P.
                              --------------------
                            STATEMENTS OF OPERATIONS
                            ------------------------
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1994 AND 1995
              ----------------------------------------------------
                                ($ in thousands)

                                                 1993         1994       1995
                                                 ----         ----       ----
REVENUES:
    Rental income and recovery of expenses
        charged directly to specific tenants    $27,810     $28,931    $31,195

OPERATING EXPENSES:
    Real estate taxes ......................      3,673       3,493      3,482
    Utilities ..............................      1,317       1,198      1,103
    Management and personnel costs .........      1,311       1,313      1,403
    Cleaning ...............................      1,042       1,041      1,086
    Contract security ......................        419         412        434
    Repairs and maintenance ................        258         352        349
    Elevator ...............................        193         274        305
    Parking ................................        186         206        208
    Insurance ..............................        111         111        116
    Grounds maintenance ....................         90         105        116
                                                ------------------------------
           Total operating expenses ........      8,600       8,505      8,602
                                                ------------------------------
OTHER EXPENSES:
    Interest expense .......................     12,317          --         --
    Depreciation and amortization ..........      7,182       7,222      7,688
    Marketing and other expenses ...........        174         154        164
    General and administrative expenses ....          8          41         44
                                                ------------------------------
           Total other expenses ............     19,681       7,417      7,896
                                                ------------------------------
           Total expenses ..................     28,281      15,922     16,498
                                                ------------------------------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM ....       (471)     13,009     14,697

EXTRAORDINARY ITEM (Note 4) ................       (723)         --         --
                                                ------------------------------
NET INCOME (LOSS) ..........................    $(1,194)    $13,009    $14,697
                                                ==============================


The accompanying notes are an integral part of these statements.







                              CSC ASSOCIATES, L.P.
                              --------------------
                         STATEMENTS OF PARTNERS' CAPITAL
                         -------------------------------
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1994 AND 1995
              ----------------------------------------------------
                                ($ in thousands)










BALANCE, December 31, 1992             $ 35,600

  Net loss ...............               (1,194)
  Capital contributions ..              173,347
  Distributions ..........               (1,900)
                                       --------

BALANCE, December 31, 1993              205,853
                                       --------

  Net income .............               13,009
  Distributions ..........              (14,150)
                                       --------

BALANCE, December 31, 1994              204,712

  Net income .............               14,697
  Distributions ..........              (15,471)
                                       --------

BALANCE, December 31, 1995             $203,938
                                       ========









         The accompanying notes are an integral part of these statements.


                              CSC ASSOCIATES, L.P.
                              --------------------
                            STATEMENTS OF CASH FLOWS
                            ------------------------
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1994 AND 1995
              ----------------------------------------------------
                                ($ in thousands)
                                    (Note 6)

                                                        1993    1994    1995
                                                        ----    ----    ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)   ..............................  $ (1,194) $13,009 $14,697
 Extraordinary item (Note 4) ......................       723      --       --
 Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
   Depreciation and amortization ..................     7,182    7,222   7,688
   Rental revenue recognized on straight-line
    basis in excess of rental revenue
    specified in the lease agreements .............    (3,333)  (3,156) (1,148)
     Change in other receivables and
      other assets ................................        31     (315)      7
     Change in accounts payable and
      accrued liabilities related to operations ...    (1,016)      17   1,122
                                                     -------------------------
Net cash provided by operating activities .........     2,393   16,777  22,366
                                                     -------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to building and improvements ..........    (7,242)  (1,120) (6,918)
  Payments for deferred expenses ..................    (1,732)  (1,060) (1,285)
  Proceeds from (payments for) furniture, fixtures
    and equipment .................................      (388)     (17)     10
                                                     -------------------------
Net cash used in investing activities .............    (9,362)  (2,197) (8,193)
                                                     -------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from construction loan .................     4,533       --      --
  Repayment of construction loan ..................  (168,046)      --      --
  Capital contributions ...........................   173,347       --      --
  Partnership distributions .......................    (1,900) (14,150)(15,471)
                                                     -------------------------
Net cash provided by (used in) financing activities     7,934  (14,150)(15,471)
                                                     -------------------------
NET INCREASE (DECREASE) IN CASH ...................       965        4  (1,298)

CASH AT BEGINNING OF YEAR .........................        --      965   1,395

                                                    --------------------------
CASH AT END OF YEAR ............................... $      --  $ 1,395  $   97
                                                    ==========================


The accompanying notes are an integral part of these statements.

                              CSC ASSOCIATES, L.P.
                              --------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                        DECEMBER 31, 1993, 1994 AND 1995
                        --------------------------------




1.       FORMATION OF THE PARTNERSHIP AND TERMS OF THE PARTNERSHIP AGREEMENT
         -------------------------------------------------------------------

     CSC Associates, L.P. ("CSC," or the "Partnership") was formed under the terms of a Limited Partnership Agreement dated September 29, 1989 and by the filing of its Certificate of Limited Partnership on October 27, 1989. C&S Premises, Inc. ("Premises") and Cousins Properties Incorporated ("CPI") each own a 1% general partnership and a 49% limited partnership interest in the Partnership. Premises is a wholly owned subsidiary of NB Holdings Corporation which is a wholly owned subsidiary of NationsBank Corporation. The Partnership was formed for the purpose of developing and owning a 1.4 million gross square foot office tower in downtown Atlanta, Georgia (the "Building"), which is the Atlanta headquarters of NationsBank Corporation.

     The Partnership Agreement and related documents (the "Agreements") contain among other provisions, the following:

     a. CPI is the Managing Partner.

     b. CPI is obligated to contribute a total of $18.2 million cash to the Partnership, all of which has been contributed. Premises is obligated to contribute land parcels to the Partnership having an aggregate agreed upon value of $18.2 million, all of which has been contributed, which property value, in the opinion of the partners, was equal to the estimated fair market value of the land at the time of formation of the Partnership. In October 1993, the partners each contributed an additional $86.7 million.

     c. No interest is earned on partnership capital.

     d. Net income or loss and cash distributions are allocated to the partners based on their percentage interests (50% each), subject to a preference to CPI. The CPI preference was $2.5 million, and accrued to CPI, with interest at 9% to the extent unpaid, over the period February 1, 1992 through January 31, 1995. During the year ended December 31, 1994, CPI received distributions of the preference and accrued interest of approximately $2.65 million. The remaining preference amount of $71,000 was distributed to CPI in January 1995. Amounts above the preference amount are allocated based on the partners' percentage interests.

2.       SIGNIFICANT ACCOUNTING POLICIES
         -------------------------------

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

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Impairment of Long-Lived Assets

     The Partnership has adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The adoption of SFAS No. 121 had no effect on the financial results of the Partnership.

3.       LEASES
         ------

     The Partnership has leased office space to NB Holdings Corporation, as well as to unrelated third parties. The lease with NB Holdings Corporation was at rates comparable to those quoted to third parties. The leases contain escalation provisions and provisions requiring tenants to pay a pro rata share of operating expenses. The leases typically include renewal options and all are classified and accounted for as operating leases.

     At December 31, 1995, future minimum rentals to be received under existing non-cancelable leases, including tenants' current pro rata share of operating expenses, are as follows ($ in thousands):

                                    Lease        Leases
                                     With        With
                                 NB Holdings     Third
                                 Corporation     Parties      Total
                                 -----------     -------      -----

          1996                     $ 15,091     $ 16,268     $ 31,359
          1997                       15,110       16,113       31,223
          1998                       15,114       16,415       31,529
          1999                       15,114       16,338       31,452
          2000                       15,114       16,215       31,329
          Subsequent to 2000        172,981      114,588      287,569
                                   ----------------------------------
                                   $248,524      $195,937    $444,461
                                   ==================================

     In the years ended December 31, 1994 and 1995, income recognized on a straight-line basis exceeded income which would have accrued in accordance with the lease terms by $3,156,000 and $1,148,000, respectively. At December 31, 1994 and 1995, receivables which related to the cumulative excess of revenues recognized in accordance with SFAS No. 13 over revenues which accrued in accordance with the actual lease agreements totaled $8,536,000 and $9,684,000, respectively. Of that amount, 23% was related to leases with NB Holdings Corporation. At December 31, 1995, two professional services firms leased approximately 15% and 12%, respectively, of the net rentable space of the Building.

4.       NOTES PAYABLE
         -------------

     At December 31, 1992, notes payable consisted solely of the amount borrowed under a Construction Loan Agreement with six banks under which a maximum of $210 million could have been drawn. On October 29, 1993, using capital contributions made by each partner, the Partnership paid off this note payable, which had an outstanding balance of $168 million. Approximately $723,000 of deferred loan costs were written off due to the early extinguishment of this note payable and is classified as an Extraordinary Item in the accompanying Statements of Operations. The Construction Loan was payable interest only monthly and had a floating interest rate equal to LIBOR plus the Applicable Spread Rate which was reduced to .65% effective January 1, 1993 and .60% effective February 1, 1993 to maturity.

     The Partnership entered into an interest rate swap agreement with an affiliate of Premises which effectively fixed LIBOR at 8.45% through September 1993. The face amount of the swap increased over time in amounts corresponding to the projected increases in the Construction Loan balance.

     The Partnership has an unsecured $3 million line of credit provided by an affiliate of Premises. Interest on the line is paid at a floating rate (6.45% weighted average rate in December 1995) and interest only is payable quarterly through July 31, 1996, at which time the entire outstanding balance is due. There were no borrowings under the line as of December 31, 1994 and 1995.





5.       RELATED PARTIES
         ---------------

     The Partnership engaged CPI and an affiliate of CPI to manage, develop and lease the Building. During 1993, 1994 and 1995, fees to CPI and its affiliate incurred by the Partnership were as follows ($ in thousands):

                                             1993        1994        1995
                                             ----        ----        ----

Development and tenant construction fees    $   58       $ 25       $   88
Leasing and procurement fees                   684        230          229
Management fees                                610        640          744
                                            ------------------------------
                                            $1,352       $895       $1,061
                                            ==============================


6.       STATEMENT OF CASH FLOWS - SIGNIFICANT NON-CASH TRANSACTIONS
         -----------------------------------------------------------

     In 1993, 1994 and 1995, there were no significant non-cash transactions. Interest paid was $13,387,000 and $15,000 in 1993 and 1994, respectively. No interest was paid in 1995.

7.       SUBSEQUENT EVENT
         ----------------

     On February 6, 1996, the Partnership issued $80 million of 6.377% collateralized notes (the "Notes"). The Notes amortize in equal monthly installments of $590,680 based on a 20 year amortization schedule, and mature February 15, 2011. The Notes are non-recourse obligations of the Partnership and are secured by a Deed to Secure Debt, Assignment of Rents and Security Agreement covering the Partnership's interest in the Building. In conjunction with this financing, Premises transferred its 1% general partnership interest in the partnership to C&S Premises-SPE, Inc., a wholly owned subsidiary of Premises.

     The Partnership has loaned the $80 million proceeds of the Notes to CPI under a non-recourse loan (the "CPI Loan") secured by CPI's Partnership interests under the same payment terms as those of the Notes. CPI paid all costs of issuing the Notes and the CPI Loan, including a $400,000 fee to an affiliate of NationsBank Corporation. In addition, CPI will pay a monthly fee to an affiliate of NationsBank Corporation of .025% of the outstanding principal balance of the Notes.






                                                                                                                       SCHEDULE III

                              CSC ASSOCIATES, L.P.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1995
                                ($ in thousands)

    Column A                  Column B         Column C              Column D                       Column E
     --------                  --------         --------              --------                       --------
                                                                  Costs Capitalized            Gross Amount at Which
                                              Initial Cost           Subsequent                     Carried at
                                               to Company          to Acquisition                December 31, 1995
                                               ----------          --------------                -----------------


                                                                            Carrying
                                                                              Costs
                                                    Buildings               Less Cost       Land        Buildings
                                                       and       Improve-   of Sales      and Land         and       Total
Description                  Encumbrances  Land   Improvements     ments    and Other   Improvements  Improvements  (a),(b)
- -----------                  ------------  ----   ------------     -----    ---------   ------------  ------------  -------
NationsBank Plaza
   Atlanta, Georgia           $     --   $ 18,200   $   --      $180,027   $ 10,449      $ 22,818       $185,858   $208,676
                              =============================================================================================

                                                                      Life on
                                                                      Which De-
                                                                     preciation
                                Accumu-                                In 1995
                                lated     Date of                       Income
                               Deprecia-  Construc-     Date         Statement
                               tion (a)     tion      Acquired      Is Computed
                               ---------  ---------   --------      -----------
NationsBank Plaza
   Atlanta, Georgia             $21,232   1990-1992     1990           5-40


NOTE: (a)  Reconciliations of total real estate carrying value and accumulated depreciation for the three years ended December 31, 1995 are as follows:



                                                    Real Estate                  Accumulated Depreciation
                                           ------------------------------       --------------------------
                                             1993       1994       1995          1993      1994     1995
                                             ----       ----       ----          ----      ----     ----

Balance at beginning of period             $195,681   $200,781   $203,275       $3,463   $ 9,176   $14,980
Improvements and other capitalized costs      5,100      2,494      5,401         --        --        --         --
Provision for depreciation                       --         --         --        5,713     5,804     6,252
                                           ------------------------------       --------------------------
Balance at close of period                 $200,781   $203,275   $208,676       $9,176   $14,980   $21,232

                         REPORT OF INDEPENDENT AUDITORS



The Partners
Haywood Mall Associates
(A South Carolina Joint Venture)





We have audited the accompanying  balance sheets of Haywood Mall Associates
(A South Carolina Joint Venture) as of December 31, 1995 and 1994, and the related statements of income, cash flows and venturers' equity for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedules of Haywood Mall Associates listed in the Index at
Item 14(a). These financial statements and schedules are the responsibility of the Management of the Joint Venture. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Haywood Mall Associates (A South Carolina Joint Venture) at December 31, 1995 and December 31, 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.





                                                              ERNST & YOUNG LLP




New York, NY
February 8, 1996

                             HAYWOOD MALL ASSOCIATES
                        (A South Carolina Joint Venture)

                                 BALANCE SHEETS
                           DECEMBER 31, 1995 AND 1994






                                            1995          1994
                                            ----          ----

ASSETS

Shopping center:
   Land ..............................   $ 3,353,335   $ 3,353,335
   Building and improvements .........    38,861,068    19,339,940
                                         -------------------------
                                          42,214,403    22,693,275
   Less: accumulated depreciation ....     8,550,512     7,412,999
                                         -------------------------
                                          33,663,891    15,280,276
   Construction-in-progress ..........          --      11,862,132
Cash .................................     2,971,993     1,630,497
Receivables (principally rentals) less
   allowance of $428,094 and $249,291      2,716,834     1,988,716
Other assets .........................     5,178,154     2,063,948
                                         -------------------------
                                         $44,530,872   $32,825,569
                                         =========================
LIABILITIES AND VENTURERS' EQUITY

Accounts payable and
   accrued liabilities ...............   $ 1,237,422   $   956,553
Venturers' equity:
   Cousins Properties Incorporated ...    21,268,088    15,891,995
   Bellwether Properties of
     South Carolina, L.P. ............    22,025,362    15,977,021
                                         -------------------------
                                         $44,530,872   $32,825,569
                                         =========================




The accompanying notes are an integral part of these financial statements.


                             HAYWOOD MALL ASSOCIATES
                        (A South Carolina Joint Venture)

                              STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                             1995          1994         1993
                                             ----          ----         ----
INCOME

Rental income:
   Minimum ............................   $ 6,667,505   $ 6,050,650   $6,064,131
   Overage ............................       261,214       568,546      435,082
   Real estate taxes ..................       459,222       418,166      408,422
   Utility charges and
     other operating expense recoveries     3,776,482     3,287,614    3,044,326

   Interest income ....................       104,741        45,655       27,320
                                          --------------------------------------
                                           11,269,164    10,370,631    9,979,281
                                          --------------------------------------
EXPENSES

Mortgage interest .....................            --       598,389    1,842,232
Repairs and maintenance ...............     1,014,931       882,580      916,474
Utilities .............................       917,881       820,798      806,911
Managing agent's costs
   (principally payroll) ..............       924,208       840,149      817,137
Depreciation ..........................     1,137,513       597,732      598,780
Other .................................       742,457       486,981      477,501
Real estate taxes .....................       539,020       450,338      444,642
Leasehold rent ........................        66,752        64,765       61,984
                                          --------------------------------------
                                            5,342,762     4,741,732    5,965,661
                                          --------------------------------------
INCOME BEFORE
   EXTRAORDINARY ITEM .................     5,926,402     5,628,899    4,013,620

Extraordinary loss from
   prepayment of mortgage debt ........            --       680,277          --
                                          --------------------------------------
         NET INCOME ...................   $ 5,926,402   $ 4,948,622   $4,013,620
                                          ======================================






The accompanying notes are an integral part of these financial statements.


                             HAYWOOD MALL ASSOCIATES
                        (A South Carolina Joint Venture)

                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                      1995           1994           1993
                                                      ----           ----           ----
OPERATING ACTIVITIES
   Net income .................................   $ 5,926,402    $ 4,948,622    $ 4,013,620
   Adjustments to reconcile net income to net
     cash provided by operating activities:
   Depreciation ...............................     1,137,513        597,732        598,780
   Amortization of deferred charges ...........       482,746        363,230        338,069
   Straight line adjustment for
     step lease rentals .......................      (209,567)      (114,085)      (255,254)
   Loss from prepayment of
     mortgage debt ............................            --        680,277             --

   Change in operating assets and
     liabilities:
       Decrease/(increase) in receivables .....      (518,551)      (134,841)        53,552
       Increase in other assets, principally
         deferred leasing costs ...............    (3,596,952)      (543,502)      (138,880)
       Increase in accounts payable and
         accrued liabilities ..................       280,869         58,522         17,915
                                                  -----------------------------------------
Net Cash Provided by
   Operating Activities .......................     3,502,460      5,855,955      4,627,802
                                                  -----------------------------------------
INVESTING ACTIVITIES
   Investments in shopping center .............    (7,658,996)   (11,864,544)       (27,247)
                                                  -----------------------------------------
Cash Used in Investing Activities .............    (7,658,996)   (11,864,544)       (27,247)
                                                  -----------------------------------------
FINANCING ACTIVITIES
   Principal payments on mortgages ............            --        (92,492)      (260,913)
   Prepayment of mortgage debt ................            --    (20,116,762)            --
   Cash distributions .........................    (6,698,000)     (,758,268)    (4,105,000)
   Partners' capital contribution .............     12,196,032    32,031,738             --
                                                  -----------------------------------------
Cash Provided by (Used) in Financing Activities     5,498,032      6,064,216     (4,365,913)
                                                  -----------------------------------------
   Increase in cash ...........................     1,341,496         55,627        234,642
   Cash at beginning of year ..................     1,630,497      1,574,870      1,340,228
                                                  -----------------------------------------
Cash at end of year ...........................   $ 2,971,993    $ 1,630,497    $ 1,574,870
                                                  =========================================
SUPPLEMENTAL DISCLOSURE
   Interest paid during the year ..............   $        --    $   750,964    $ 1,844,258
                                                  =========================================


The accompanying notes are an integral part of these financial statements.


                             HAYWOOD MALL ASSOCIATES
                        (A South Carolina Joint Venture)

                         STATEMENTS OF VENTURERS' EQUITY
                   FOR THE THREE YEARS ENDED DECEMBER 31, 1995





                                Bellwether           Cousins
                               Properties of        Properties
                             South Carolina, L.P. Incorporated     Total
                             -------------------- ------------     -----

Balance at December 31, 1992    $   369,152       $   369,152   $   738,304

     Net income ............      2,006,810         2,006,810     4,013,620
     Cash distributions ....     (2,052,500)       (2,052,500)   (4,105,000)
                                -------------------------------------------
Balance at December 31, 1993        323,462           323,462       646,924

     Net income ............      2,474,311         2,474,311     4,948,622
     Cash distributions ....     (2,879,134)       (2,879,134)   (5,758,268)
     Capital contributions .     16,058,382        15,973,356    32,031,738
                                -------------------------------------------
Balance at December 31, 1994     15,977,021        15,891,995    31,869,016

     Net income ............      2,963,201         2,963,201     5,926,402
     Cash distributions ....     (3,349,000)       (3,349,000)   (6,698,000)
     Capital contributions .      6,434,140         5,761,892    12,196,032
                                -------------------------------------------
Balance at December 31, 1995    $22,025,362       $21,268,088   $43,293,450
                                ===========================================








The accompanying notes are an integral part of these financial statements.

                             HAYWOOD MALL ASSOCIATES
                        (A South Carolina Joint Venture)

                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1995, 1994 AND 1993



NOTE A - JOINT VENTURE AGREEMENT

Haywood Mall Associates (the "Venture") is a South Carolina Joint Venture between Bellwether Properties of South Carolina, L.P., a South Carolina Limited Partnership, and Cousins Properties Incorporated (hereinafter collectively referred to as the "Venturers") formed for the purpose of owning and operating a regional shopping center in Greenville, South Carolina.

Under the terms of the joint venture agreement, the Venturers share equally in the cash flow and the profits and losses of the Venture.

NOTE B - SIGNIFICANT ACCOUNTING POLICIES

Shopping Center: Land and building and improvements are stated at cost. Depreciation of the building and improvements is computed on the straight-line method over an estimated useful life of 35 years. The tenants' alterations are amortized over the life of the related leases. Construction-in-progress at December 31, 1994 represents costs incurred in connection with expanding the shopping center which was completed during April 1995.

Taxes: No provision has been made for income taxes, since any taxes which may be payable are the liability of the individual Venturers.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE C - MORTGAGES PAYABLE

The mortgage notes which bore interest at 9% and 10-1/2% and matured in 2000 were prepaid as of April 29. 1994. A prepayment fee equal to 3-1/2% of the outstanding principal balance was paid in the amount of $680,277.

NOTE D - LEASES

The Venture has a land lease with a base period that extends through the year 2017. Future lease payments due under the lease, at December 31, 1995, are as follows:

                           1996            -                  $    67,000
                           1997            -                       67,000
                           1998            -                       67,000
                           1999            -                       70,000
                           2000            -                       72,000
                        Thereafter         -                    1,274,000

There are five l0-year renewal option periods available beginning in the year 2017. Annual payments during the renewal periods are based upon fair market value as determined at each renewal date.

Space in the shopping center is leased to retail tenants. Leases generally provide for minimum rentals plus overage rentals based on the tenants' sales volume, and also require tenants to pay a portion of real estate taxes and other property operating expenses. Lease periods generally range from 5 to 15 years and contain various renewal options.

Future minimum rentals (excluding expenses billable to tenants) to be received under leases, all of which are classified and accounted for as operating leases at December 31, 1995 are as follows:

               Year Ending December 31:
                                                       Amount*
                                                       -------

                         1996                        $ 7,777,216
                         1997                          7,823,488
                         1998                          7,694,450
                         1999                          6,707,140
                         2000                          5,810,929
                      Thereafter                      19,015,014
                                                     -----------
                         TOTAL                       $54,828,237
                                                     ===========

     *Does not include rentals  applicable to renewal  options.

At December 31, 1994 and 1995, receivables which related to the cumulative excess of revenues recognized in accordance with Statement of Financial Accounting Standards No. 13 "Accounting for Leases" over revenues which accrued in accordance with the actual lease agreements aggregates $1,735,815 and $1,945,382, respectively.

NOTE E - RELATED PARTY TRANSACTIONS

The Venture pays Corporate Property Investors, which has an indirect ownership interest in one of the Venturers, a leasing fee of 1% of gross rentals received, as defined. During the years ended December 31, 1995, 1994 and 1993, the Venture incurred leasing fees of $61,601, $62,405 and $58,951 respectively. Such amounts are included in managing agent's costs.





                                                                                                                     SCHEDULE III
                             HAYWOOD MALL ASSOCIATES
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1995
                                ($ in thousands)

    Column A                  Column B         Column C              Column D                       Column E
     --------                  --------         --------              --------                       --------
                                                                  Costs Capitalized            Gross Amount at Which
                                              Initial Cost           Subsequent                     Carried at
                                               to Company          to Acquisition                December 31, 1995
                                               ----------          --------------                -----------------


                                                                            Carrying
                                                                              Costs
                                                    Buildings               Less Cost       Land        Buildings
                                                       and       Improve-   of Sales      and Land         and       Total
Description                  Encumbrances  Land   Improvements     ments    and Other   Improvements  Improvements  (a),(b)
- -----------                  ------------  ----   ------------     -----    ---------   ------------  ------------  -------

Haywood Mall
   Greenville, S.C.           $     --   $ 3,598    $ 9,630    $ 10,669     $  0        $  3,353       $43,623     $46,976
                              =============================================================================================

                                                                      Life on
                                                                      Which De-
                                                                     preciation
                                Accumu-                                In 1995
                                lated     Date of                       Income
                               Deprecia-  Construc-     Date         Statement
                               tion (a)     tion      Acquired      Is Computed
                               ---------  ---------   --------      -----------

Haywood Mall
   Greenville, S.C.           $   9,108   1979-1980     1979           35   (1)
                                                                        7   (2
                              =========


NOTES:     (1)  Estimated useful life for Buildings and Improvements.
           (2)  Estimated useful life for Property Equipment.
           (3) Amounts will not tie to Property totals on Balance Sheet as some real estate assets are classified as Other Assets.
           (4) Reconciliations of total real estate carrying value and accumulated depreciation for the three years ended December 31, 1995 are as follows:



                                                     Real Estate                      Accumulated Depreciation
                                           --------------------------------         ----------------------------
                                            1993         1994         1995            1993       1994      1995
                                            ----         ----         ----            ----       ----      ----

Balance at beginning of period            $23,291      $23,392      $23,897          $6,321     $7,017    $7,722
Improvements and other capitalized costs      101          505       23,079              --         --        --
Provision for depreciation                     --           --           --             696        705     1,386
                                          ---------------------------------          ---------------------------
Balance at close of period                $23,392      $23,897      $46,976          $7,017     $7,722    $9,108
                                          =================================          ===========================
