Form 10-Q
period 1996-03-31
COUSINS PROPERTIES INC
filed 1996-05-09
CIK 25232

SECURITIES AND EXCHANGE COMMISSION


                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended March 31, 1996                  Commission file number 0-3576






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


     At April 30, 1996, 28,345,020 shares of common stock of the Registrant were outstanding.

          COUSINS PROPERTIES INCORPORATED AND CONSOLIDATED ENTITIES
                           CONSOLIDATED BALANCE SHEETS
                   ($ in thousands, except per share amounts)



                                                      December 31,   March 31,
                                                          1995         1996
                                                      -----------    ---------
                                                                   (Unaudited)
ASSETS
- ------
PROPERTIES:
   Operating properties ............................   $ 109,354    $ 106,826
   Land held for investment or future development ..      27,035       26,567
   Projects under construction .....................      87,503      115,792
   Residential lots under development ..............      11,452       12,378
   Less:  accumulated depreciation .................     (15,483)     (16,384)
                                                       ---------    ---------

     Total properties ..............................     219,861      245,179
                                                       ---------    ---------

CASH AND CASH EQUIVALENTS, at cost which approximates
   market ..........................................       1,552          229

NOTES AND OTHER RECEIVABLES ........................      53,868       72,663

INVESTMENT IN UNCONSOLIDATED JOINT VENTURES ........     137,260      136,249

OTHER ASSETS .......................................       5,465        6,209
                                                       ---------    ---------

       TOTAL ASSETS ................................   $ 418,006    $ 460,529
                                                       =========    =========

LIABILITIES AND STOCKHOLDERS' INVESTMENT
- ----------------------------------------

NOTES PAYABLE ......................................   $ 113,434    $ 160,021

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES ...........      22,681       20,820

MINORITY INTERESTS IN CONSOLIDATED ENTITIES ........       3,837           13

DEPOSITS AND DEFERRED INCOME .......................         376          169
                                                       ---------    ---------

       TOTAL LIABILITIES ...........................     140,328      181,023
                                                       ---------    ---------

STOCKHOLDERS' INVESTMENT
   Common stock, $1 par value,  authorized
   50,000,000 shares; issued 28,222,639
     shares at December 31, 1995 and
     28,345,020 shares at March 31, 1996 ...........      28,223       28,345
   Additional paid-in capital ......................     153,265      155,296
   Cumulative undistributed net income .............      96,190       95,865
                                                       ---------    ---------

       TOTAL STOCKHOLDERS' INVESTMENT ..............     277,678      279,506
                                                       ---------    ---------

       TOTAL LIABILITIES AND STOCKHOLDERS' INVESTMENT  $ 418,006    $ 460,529
                                                       =========    =========







The accompanying notes are an integral part of these consolidated balance sheets.

           COUSINS PROPERTIES INCORPORATED AND CONSOLIDATED ENTITIES
                        CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1996
                                   (UNAUDITED)
                   ($ in thousands, except per share amounts)




                                                   1995        1996
                                                 --------    --------

REVENUES:
   Rental property revenues ..................   $  4,434    $  5,838
   Development and construction fees .........        295         273
   Management fees ...........................        541         570
   Leasing and other fees ....................        714         727
   Residential lot and outparcel sales .......        838       4,380
   Interest and other ........................      1,178       1,435
                                                 --------    --------
                                                    8,000      13,223
                                                 --------    --------
INCOME FROM UNCONSOLIDATED JOINT VENTURES ....      3,374       4,394
                                                 --------    --------
COSTS AND EXPENSES:
   Rental property operating expenses ........      1,075       1,394
   General and administrative expenses .......      1,982       2,193
   Depreciation and amortization .............      1,096       1,294
   Leasing and other commissions .............       --             6
   Stock appreciation right expense (credit) .       (198)       (359)
   Residential lot and outparcel cost of sales        800       4,165
   Interest expense ..........................        163       1,014
   Property taxes on undeveloped land ........        227         243
   Other .....................................        173         203
                                                 --------    --------
                                                    5,318      10,153
                                                 --------    --------
INCOME FROM OPERATIONS BEFORE INCOME TAXES ...      6,056       7,464

PROVISION FOR INCOME TAXES FROM OPERATIONS ...        183         166
                                                 --------    --------
NET INCOME ...................................   $  5,873    $  7,298
                                                 ========    ========

NET INCOME PER SHARE .........................   $    .21    $    .26
                                                 ========    ========

CASH DIVIDENDS DECLARED PER SHARE ............   $    .24    $    .27
                                                 ========    ========

WEIGHTED AVERAGE COMMON EQUIVALENT SHARES ....     27,876      28,278
                                                 ========    ========





The accompanying notes are an integral part of these consolidated statements.

           COUSINS PROPERTIES INCORPORATED AND CONSOLIDATED ENTITIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1996
                                   (UNAUDITED)
                                ($ in thousands)


                                                              1995      1996
                                                           --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                              $  5,873  $  7,298
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation and amortization, net of minority
         interests' share                                     1,055     1,294
       Stock appreciation right expense (credit)               (198)     (359)
       Cash charges to expense accrual for stock
         appreciation rights                                    (21)      (40)
       Effect of recognizing rental revenues on a
         straight-line basis                                    (33)        9
       Deferred income received                                 258        --
       Deferred income recognized                              (196)       --
       Income from unconsolidated joint ventures             (3,374)   (4,394)
       Operating distributions from unconsolidated
         joint ventures                                       3,380     3,878
       Residential lot and outparcel cost of sales              765     3,910
       Changes in other operating assets and liabilities:
         Change in other receivables                            674      (647)
         Change in accounts payable and accrued liabilities   1,306       (72)
                                                           --------  --------
Net cash provided by operating activities                     9,489    10,877
                                                           --------  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Property acquisition and development expenditures        (25,509)  (35,399)
   Investment in notes receivable                                --   (18,000)
   Cash portion of exchange transaction (See Note 6)             --     1,092
   Change in other assets, net                                  810      (883)
   Investment in unconsolidated joint ventures               (5,756)     (161)
   Collection of notes receivable                               106       103
                                                           --------  --------
Net cash used in investing activities                       (30,349)  (53,248)
                                                           --------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from other notes payable                             --    79,834
   Repayment of lines of credit                                (513)  (37,427)
   Dividends paid                                            (6,691)   (7,623)
   Proceeds from lines of credit                             24,682     4,558
   Common stock sold, net of expenses                           172     2,084
   Repayment of other notes payable                             (45)     (378)
                                                           --------  --------
Net cash provided by financing activities                    17,605    41,048
                                                           --------  --------
NET DECREASE IN CASH AND CASH EQUIVALENTS                   (3,255)    (1,323)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD             3,407      1,552
                                                          --------   --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                $    152   $    229
                                                          ========   ========


The accompanying notes are an integral part of these consolidated statements.

              COUSINS PROPERTIES INCORPORATED AND CONSOLIDATED ENTITIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION
- --------------------------

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

         The Consolidated Financial Statements were prepared by the Company without audit, but in the opinion of management reflect all adjustments necessary for the fair presentation of the Company's financial position as of March 31, 1996, and results of operations for the three month periods ended March 31, 1995 and 1996. Results of operations for the interim 1996 period are not necessarily indicative of results expected for the full year. While certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, the Company believes that the disclosures herein are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the Consolidated
Financial Statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995. The accounting policies employed are the same as those shown in Note 1 to the Consolidated Financial Statements included in Form 10-K.

2.   SUPPLEMENTAL INFORMATION CONCERNING CASH FLOWS
- ---------------------------------------------------

         Interest (net of $724,000 and $1,633,000 capitalized in 1995 and 1996, respectively) and income taxes paid were as follows for the three months ended March 31, 1995 and 1996 ($ in thousands):

                                       1995     1996
                                      -----    -----

                Interest paid ...     $ 183    $ 927
                Income taxes paid     $  --    $  23

         In January 1996, in conjunction with the exchange of partnership interests discussed in Note 6, approximately $3,825,000 was transferred from Minority Interests in Consolidated Entities to Operating Properties ($3,283,000) and Projects Under Construction ($542,000); and approximately $1,688,000 was transferred from Investment in Unconsolidated Joint Ventures to Operating Properties.

3.   COSTS CAPITALIZED AND FEES ELIMINATED IN CONSOLIDATION
- -----------------------------------------------------------

         Development, construction, and leasing fees received by CREC and its subsidiaries from Cousins and Cousins' majority owned joint ventures are eliminated in consolidation. Costs related to planning, development, leasing and construction of properties (including related general and administrative expenses) are capitalized. The table below shows the fees eliminated, the internal costs capitalized related to these fees, and the additional internal costs capitalized by CREC to its own residential developments for the three months ended March 31, 1995 and 1996 ($ in thousands):

                                                           1995     1996
                                                          ------   ------
                 Fees eliminated in consolidation .....   $1,020   $1,134
                 Internal costs capitalized to projects
                    on which fees were eliminated .....      646      649
                 Internal costs capitalized to CREC
                    residential developments ..........      101      129

4.   NOTES PAYABLE AND INTEREST EXPENSE
- ---------------------------------------


     At December 31, 1995 and March 31, 1996, the composition of notes payable was as follows ($ in thousands):

                                         December 31, 1995                            March 31, 1996
                             -------------------------------------      ---------------------------------------
                                             Share of                                   Share of
                                          Unconsolidated                             Unconsolidated
                              Company    Joint Ventures    Total          Company    Joint Ventures     Total
                             ---------   ---------------  --------       ---------   ---------------   --------

Fixed Rate Mortgages
   (non-recourse)            $  80,564      $ 64,759      $145,323       $ 160,020      $ 84,119       $244,139
Floating Rate Lines
   of Credit                    32,870        23,153        56,023               1        11,195         11,196
                             ---------      --------      --------       ---------      --------       --------
                             $ 113,434      $ 87,912      $201,346       $ 160,021      $ 95,314       $255,335
                             =========      ========      ========       =========      ========       ========

         On February 6, 1996, CSC Associates, L.P. ("CSC") (see Note 5 of "Notes to Consolidated Financial Statements" in the Company's annual report on Form 10-K for the year ended December 31, 1995) issued $80 million of 6.377% collateralized notes (the "Notes"). The Notes amortize in equal monthly installments of $590,680 based on a 20 year amortization schedule, and mature February 15, 2011. The Notes are non-recourse obligations of CSC and are secured by a Deed to Secure Debt, an Assignment of Rents and Security Agreement covering CSC's interest in the NationsBank Plaza building and related leases and agreements.

         CSC has loaned the $80 million proceeds of the Notes to the Company under a non-recourse loan (the "Cousins Loan") secured by the Company's interest in CSC under the same payment terms as those of the Notes. The Company paid all costs of issuing the Notes and the Cousins Loan, including a $400,000 fee to an affiliate of NationsBank Corporation. In addition, the Company will pay a fee to an affiliate of NationsBank Corporation of .3% per annum of the outstanding principal balance of the Notes. The Company used the proceeds to temporarily pay down short term debt, including $18 million of Wildwood Associates' short term debt as of March 31, 1996, by temporarily loaning a like amount to Wildwood Associates. The Company intends to use the proceeds for continuing development opportunities.

         Concurrent with the $80 million financing, the Company's line of credit was paid down to $1,000, and the terms were modified to provide for an unsecured $10 million line maturing April 30, 1996. Subsequent to March 31, 1996, the Company extended the maturity to June 30, 1996. The Company intends to extend the maturity date and increase the line amount as needed to meet its working capital needs.


     For the three months ended March 31, 1996, interest expense was recorded as follows ($ in thousands):

                                             Three Months Ended
                                               March 31, 1996
                                       -------------------------------
                                                   Share of
                                                Unconsolidated
                                       Company  Joint Ventures   Total
                                       -------  --------------  ------

          Interest Expensed ..........  $1,014      $1,517      $2,531
          Interest Capitalized .......   1,633         149       1,782
                                        ------      ------      ------
                                        $2,647      $1,666      $4,313
                                        ======      ======      ======


         During the first quarter of 1996, interest was capitalized related to the Company's and the Company's share of unconsolidated joint venture projects under construction which had an average balance of $97 million.

5.   LOS ALTOS MARKETCENTER
- ---------------------------

              In February 1996, the Company purchased the Los Altos Shopping Center, a retail center located in Long Beach, California. The Company commenced the demolition of the retail center and began construction of Los Altos MarketCenter, a 280,000 square foot (of which the Company will own 152,000 square feet) retail power center which is expected to be completed at a total cost of approximately $23 million.

6.   EXCHANGE  OF  INTERESTS  IN  NORTH  POINT  MARKET   ASSOCIATES,   L.P.  AND
- --------------------------------------------------------------------------------
     SPRING/HAYNES ASSOCIATES
     ------------------------
         At December 31, 1995, the Company had interests in two partnerships with The Coca-Cola Company ("Coca-Cola") which were exchanged: Spring/Haynes Associates (50% interest) and North Point Market Associates, L.P. (82.3% interest). Effective January 1, 1996, the Company and Coca-Cola entered into an exchange transaction which effectively resulted in Coca-Cola receiving 100% of the Spring/Haynes Associates' property and the Company receiving $1,092,000 in cash and 100% of North Point Market Associates, L.P.'s properties (North Point MarketCenter and Mansell Crossing Phase II). The net amount of Coca-Cola's minority interest of $3,825,000 in North Point Market Associates, L.P. and the Company's investment in Spring/Haynes Associates of $1,688,000 as of December 31, 1995 was credited against the carrying values of North Point Market Associates, L.P.'s properties.

PART I.  FINANCIAL INFORMATION
- ------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for the Three Months Ended March 31, 1995 and 1996.

Results of Operations:
- ----------------------

         Rental Property Revenues and Operating Expenses. Rental property revenues were approximately $1,404,000 higher in 1996. The increase was due primarily to rental property revenues from four retail centers, Lawrenceville MarketCenter ($599,000), Lovejoy Station ($146,000), Colonial Plaza MarketCenter ($258,000) and Mansell Crossing Phase II ($30,000), which became partially operational in October 1995, December 1995, March 1995 and March 1995, respectively. North Point MarketCenter and Presidential MarketCenter also contributed to the increase by $88,000 and $146,000, respectively In addition, $137,000 of the increase was due to revenue from 24 acres of the Georgia Highway 400 land being ground leased to freestanding users. During the first quarter of 1995, revenue was being recognized from only 16 acres of the Georgia Highway 400 land. Rental property revenues also were favorably impacted ($78,000 increase) by the lease-up of the First Union Tower.

         Rental property operating expenses increased approximately $319,000, which increase was primarily related to the occupancy of the retail centers discussed above.

         Residential Lot and Outparcel Sales and Cost of Sales. Residential lot and outparcel sales increased approximately $3,542,000 in 1996. The increase was due primarily to an increase in residential lot sales from 8 lots in 1995 to 68 lots in 1996. A subsidiary of CREC also recognized $525,000 and $1,636,000 in outparcel sales in 1995 and 1996, respectively.

         Residential lot and outparcel cost of sales increased approximately $3,365,000 in 1996 due to increases in sales discussed above.

         Interest and Other Income. Interest and other income increased approximately $257,000 in 1996. The increase was due to an increase in interest income received from temporary investments made with proceeds received from the CSC Associates, L.P. financing (see Note 4 to the Consolidated Financial Statements).

         Income from Unconsolidated Joint Ventures. (All amounts reflect the Company's share of joint venture income.) Income from unconsolidated joint ventures increased approximately $1,020,000 in 1996.

         Income from Temco Associates increased approximately $425,000 in 1996. In March 1996, Temco Associates exercised an option to purchase 240 acres of land which it simultaneously sold. CREC's share of the gain on the sale was $430,000.

         Income from Wildwood Associates increased approximately $281,000 in 1996. Results in 1996 were favorably impacted by a decrease in interest expense (approximately $323,000) which was due primarily to the refinancings of two mortgage notes payable in December 1995. Results were also favorably impacted by a decrease in depreciation and amortization expense (approximately $128,000) in 1996 as a result of certain assets becoming fully amortized.

         In March 1996, the 4100 and 4300 Wildwood Parkway Buildings became partially operational for financial reporting purposes which increased net operating income by approximately $28,000. The net operating income of the 2500 Windy Ridge Parkway Building decreased approximately $192,000, primarily due to the expiration of a tenant's lease which was replaced with another tenant with less square footage at a lower rate.

         Income from CSC Associates, L.P. increased approximately $147,000 due to the continued lease-up of NationsBank Plaza ($222,000 increase in net operating income). This increase was partially offset by an increase in depreciation and amortization of approximately $47,000 which was also due to an increase in the lease-up.

         Income from CC-JM II Associates increased approximately $100,000 in 1996. The increase was due to the John Marshall II office building becoming fully operational for financial reporting purposes in late January 1996.

         Income from Haywood Mall Associates increased approximately $84,000 due to increases in operating income resulting from the completion and lease-up of the expansion of Haywood Mall. The increase in operating income was partially offset by an increase in depreciation and amortization which was also due to the expansion of Haywood Mall.

         General and Administrative Expenses. General and administrative expenses increased approximately $211,000 in 1996. The increase was primarily due to personnel increases related to the Company's expansion, partially offset by an increase in costs capitalized to projects under development ($747,000 in 1995 versus $778,000 in 1996).

         Depreciation and Amortization. Depreciation and amortization increased approximately $198,000 in 1996. The increase is due to the retail centers becoming operational as discussed above.
         Stock Appreciation Right Expense (Credit). The credit to stock appreciation expense increased approximately $161,000 in 1996. This non-cash item is primarily related to the Company's stock price, which was $17.375 and $16.625 at December 31, 1994 and March 31, 1995, respectively; and $20.25 and $19.50 at December 31, 1995, and March 31, 1996, respectively.

         Interest Expense. Interest expense increased approximately $851,000 in 1996. Interest expense before capitalization increased to $2,647,000 in 1996 from $887,000 in 1995 due to higher debt levels. Also, during the third quarter of 1995, $50 million of floating rate debt was replaced with long term fixed rate debt at higher interest rates. This overall increase in interest expense was partially offset by increased interest capitalization because of a higher level of projects under development. The amount of interest capitalized to projects under development (a reduction of interest expense) increased to $1,633,000 in 1996 from $724,000 in 1995.

Financial Condition:
- --------------------

         Major investment activity during the first quarter of 1996 included $35.4 million of property acquisition and development investments, primarily in projects under construction. The source of cash for these investments was primarily the proceeds from the $80 million CSC Associates, L.P. financing (see
Note 4 to the Consolidated Financial Statements). The Company's debt (including its pro rata share of unconsolidated joint venture debt) was 32% of total market capitalization at March 31, 1996. As discussed in Note 4, the Company intends to extend the maturity date of its line of credit and increase the line amount as needed to meet its working capital needs.

         The Company has development projects in various stages. The Company currently intends to finance these projects, as well as the completion of projects currently under construction, using its existing lines of credit (increasing those lines of credit as required), and long-term non-recourse financing on the Company's unleveraged projects as market conditions warrant.

Supplemental Financial Information:
- -----------------------------------

         Depreciation and amortization expense included the following components for the three months ended March 31, 1996 ($ in thousands):

                                                   Three Months Ended
                                                     March 31, 1996
                                            --------------------------------
                                                         Share of
                                                      Unconsolidated
                                            Company .  Joint Venture   Total
                                            -------   --------------  ------
Furniture, fixtures and equipment .......   $   62        $   24      $   86
Deferred financing costs ................       --             3           3
Goodwill and related business
  acquisition costs .....................       73             6          79
Real estate related:
  Building (including tenant
     first generation) ..................    1,120         2,117       3,237
  Tenant second generation ..............       39           229         268
                                            ------        ------      ------

                                            $1,294        $2,379      $3,673
                                            ======        ======      ======


         Exclusive of new developments and purchases of furniture, fixtures and equipment, the Company had the following capital expenditures during the three months ended March 31, 1996, including its share of unconsolidated joint ventures ($ in thousands):

                                                    Three Months Ended
                                                      March 31, 1996
                                             -------------------------------
                                             Office       Retail       Total
                                             ------       ------       -----
Second generation related costs ...........   $243          $--         $243
Building improvements .....................     --           --           --
                                              ----          ---         ----
                                              $243          $--         $243
                                              ====          ===         ====


Statement Regarding Forward-Looking Information:
- ------------------------------------------------

         From time-to-time the Company will provide forward-looking information within the meaning of Section 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934, including projections of results of operations for various properties and the Company as a whole. Forward-looking information is subject to certain risks and uncertainties that could cause actual results to differ materially from those projected, including continued availability of debt and equity capital with favorable terms and conditions; ability to complete and lease new and existing development projects on schedule, within budget and at projected levels of net operating results; compliance by tenants with existing leases and replacement of expiring leases with acceptable new leases; and availability of new development and acquisition opportunities.

 PART II.  OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K

                  (a)      Exhibits

                           27       Financial Data Schedule

                  (b)      Reports on Form 8-K

                           There were no reports on Form 8-K filed by the Registrant during the fiscal quarter ended March 31, 1996.

                                   SIGNATURES









Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   COUSINS PROPERTIES INCORPORATED
                                   Registrant



                                   /s/ Kelly H. Barrett________________________
                                   Kelly H. Barrett
                                   Vice President and Controller
                                   (Authorized Officer)
                                   (Principal Accounting Officer)








May 9, 1996