Form 10-Q
period 1996-06-30
COUSINS PROPERTIES INC
filed 1996-08-14
CIK 25232

SECURITIES AND EXCHANGE COMMISSION

                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended June 30, 1996                   Commission file number 0-3576






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


     At July 31, 1996, 28,503,161 shares of common stock of the Registrant were outstanding.

                 COUSINS PROPERTIES INCORPORATED AND CONSOLIDATED ENTITIES
                               CONSOLIDATED BALANCE SHEETS
                      ($ in thousands, except per share amounts)



                                                       December 31,  June 30,
                                                          1995         1996
                                                       ------------  ---------
                                                                   (Unaudited)

ASSETS
PROPERTIES:
   Operating properties .............................   $ 109,354    $ 141,034
   Land held for investment or future development ...      27,035       25,170
   Projects under construction ......................      87,503      102,348
   Residential lots under development ...............      11,452       11,549
   Less:  accumulated depreciation ..................     (15,483)     (17,588)
                                                        ---------    ---------

     Total properties ...............................     219,861      262,513

CASH AND CASH EQUIVALENTS, at cost which
   approximates market ..............................       1,552          854
NOTES AND OTHER RECEIVABLES .........................      53,868       54,568

INVESTMENT IN UNCONSOLIDATED JOINT VENTURES .........     137,260      133,715

OTHER ASSETS ........................................       5,465        7,315
                                                        ---------    ---------

       TOTAL ASSETS .................................   $ 418,006    $ 458,965
                                                        =========    =========


LIABILITIES AND STOCKHOLDERS' INVESTMENT

NOTES PAYABLE .......................................   $ 113,434    $ 158,373

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES ............      22,681       17,230

MINORITY INTERESTS IN CONSOLIDATED ENTITIES .........       3,837           11

DEPOSITS AND DEFERRED INCOME ........................         376          226
                                                        ---------    ---------

       TOTAL LIABILITIES ............................     140,328      175,840
                                                        ---------    ---------

STOCKHOLDERS' INVESTMENT
   Common stock, $1 par value, authorized 50,000,000
     shares; issued 28,222,639 shares at December 31,
     1995 and 28,503,161 shares at June 30, 1996 ....      28,223       28,503
   Additional paid-in capital .......................     153,265      157,862
   Cumulative undistributed net income ..............      96,190       96,760
                                                        ---------    ---------

       TOTAL STOCKHOLDERS' INVESTMENT ...............     277,678      283,125
                                                        ---------    ---------

       TOTAL LIABILITIES AND STOCKHOLDERS' INVESTMENT   $ 418,006    $ 458,965
                                                        =========    =========







The accompanying notes are an integral part of these consolidated balance sheets.

           COUSINS PROPERTIES INCORPORATED AND CONSOLIDATED ENTITIES
                      CONSOLIDATED STATEMENTS OF INCOME
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1995 AND 1996
                                (UNAUDITED)
                    ($ in thousands, except per share amounts)

                                             Three Months      Six Months
                                            Ended June 30,    Ended June 30,
                                            --------------    --------------
                                            1995      1996     1995     1996
                                            ----      ----     ----     ----

REVENUES:
   Rental property revenues ............   $ 4,589  $ 7,532  $ 9,023  $ 13,370
   Development and construction fees ...       206    1,052      501     1,325
   Management fees .....................       560      602    1,101     1,172
   Leasing and other fees ..............       608      525    1,322     1,252
   Residential lot and outparcel sales..     1,288    3,090    2,126     7,470
   Interest and other ..................     1,158    1,354    2,336     2,789
                                           -------  -------  -------   -------
                                             8,409   14,155   16,409    27,378
                                           -------  -------  -------   -------

INCOME FROM UNCONSOLIDATED JOINT VENTURES    3,495    4,170    6,869     8,564
                                           -------  -------  -------   -------

COSTS AND EXPENSES:
   Rental property operating expenses ..     1,033    1,768    2,108     3,162
   General and administrative expenses .     2,036    2,102    4,018     4,295
   Depreciation and amortization .......     1,024    1,600    2,120     2,894
   Leasing and other commissions .......         5        6        5        12
   Stock appreciation right expense
     (credit) ..........................       383       47      185      (312)
   Residential lot and outparcel cost of
     sales .............................     1,143    2,868    1,943     7,033
   Interest expense ....................        91    1,362      254     2,376
   Property taxes on undeveloped land ..       227      250      454       493
   Other ...............................       463      615      636       818
                                           ------- --------  -------   -------
                                             6,405   10,618   11,723    20,771
                                           -------  -------  -------   -------

INCOME FROM OPERATIONS BEFORE INCOME
   TAXES ...............................     5,499    7,707   11,555    15,171

PROVISION (BENEFIT) FOR INCOME TAXES FROM
   OPERATIONS ..........................        58     (222)     241       (56)
                                           -------  -------  -------   -------

INCOME BEFORE GAIN ON SALE OF
   INVESTMENT PROPERTIES ...............     5,441    7,929   11,314    15,227

GAIN ON SALE OF INVESTMENT PROPERTIES,
   NET OF APPLICABLE INCOME TAX PROVISION       --      620       --       620
                                           -------  -------  -------   -------

NET INCOME .............................   $ 5,441  $ 8,549  $11,314   $15,847
                                           =======  =======  =======   =======

INCOME PER SHARE:
   From operations before gain on sale
     of investment properties ..........   $   .20  $   .28  $   .41   $   .54
   From gain on sale of investment
     properties, net of applicable
     income tax provision ..............        --      .02       --       .02
                                           -------  -------  -------   -------
NET INCOME PER SHARE ...................   $   .20  $   .30  $   .41   $   .56
                                           =======  =======  =======   =======

CASH DIVIDENDS DECLARED PER SHARE ......   $   .24  $   .27  $   .48   $   .54
                                           =======  =======  =======   =======

WEIGHTED AVERAGE COMMON EQUIVALENT SHARES   27,917   28,405   27,897    28,342
                                           =======  =======  =======   =======

The accompanying notes are an integral part of these consolidated statements.

                 COUSINS PROPERTIES INCORPORATED AND CONSOLIDATED ENTITIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1996
                                        (UNAUDITED)
                                      ($ in thousands)

                                                            1995        1996
                                                            ----        ----

CASH FLOWS FROM OPERATING ACTIVITIES:
   Income from operations before gain on
     sale of investment properties ....................   $ 11,314    $ 15,227
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation and amortization, net of minority
         interests' share .............................      2,046       2,894
       Stock appreciation right expense (credit) ......        185        (312)
       Cash charges to expense accrual for stock
         appreciation rights ..........................        (29)       (415)
       Effect of recognizing rental revenues on a
         straight-line basis ..........................        (62)         20
       Deferred income received .......................      1,088          --
       Deferred income recognized .....................       (196)         --
       Income from unconsolidated joint ventures ......     (6,869)     (8,564)
       Operating distributions from unconsolidated
         joint ventures ...............................      7,789       9,272
       Residential lot and outparcel cost of sales ....      1,846       6,679
       Changes in other operating assets and liabilities:
         Change in other receivables ..................        699        (646)
         Change in accounts payable and accrued
           liabilities ................................       (886)      2,244
                                                          --------    --------
Net cash provided by operating activities .............     16,925      26,399
                                                          --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Property acquisition and development expenditures ..    (45,021)    (62,387)
   Investment in notes receivable .....................         --     (25,451)
   Collection of notes receivable .....................        649      24,936
   Change in other assets, net ........................      1,326      (2,045)
   Non-operating distributions from unconsolidated
     joint ventures ...................................      1,226       1,408
   Cash portion of exchange transaction ...............         --       1,092
   Gain on sale of investment properties, net of
     applicable income tax provision ..................         --         620
   Investment properties cost of sales ................         --         585
   Investment in unconsolidated joint ventures ........     (8,074)       (251)
                                                          --------    --------
Net cash used in investing activities .................    (49,894)    (61,493)
                                                          --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from other notes payable ..................         --      80,000
   Repayment of lines of credit .......................     (3,739)    (37,427)
   Dividends paid .....................................    (13,382)    (15,277)
   Common stock sold, net of expenses .................      1,829       4,734
   Proceeds from lines of credit ......................     45,108       4,558
   Repayment of other notes payable ...................       (121)     (2,192)
                                                          --------    --------
Net cash provided by financing activities .............     29,695      34,396
                                                          --------    --------
NET DECREASE IN CASH AND CASH EQUIVALENTS .............     (3,274)       (698)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ......      3,407       1,552
                                                          --------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ............   $    133    $    854
                                                          ========    ========




The accompanying notes are an integral part of these consolidated statements.

               COUSINS PROPERTIES INCORPORATED AND CONSOLIDATED ENTITIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    JUNE 30, 1996
                                     (UNAUDITED)

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

     The Consolidated Financial Statements were prepared by the Company without audit, but in the opinion of management reflect all adjustments necessary for the fair presentation of the Company's financial position as of June 30, 1996, and results of operations for the six month periods ended June 30, 1995 and 1996. Results of operations for the interim 1996 period are not necessarily indicative of results expected for the full year. While certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, the Company believes that the disclosures herein are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995. The accounting policies employed are the same as those shown in Note 1 to the Consolidated Financial Statements included in the Form 10-K.

2.   SUPPLEMENTAL INFORMATION CONCERNING CASH FLOWS

     Interest (net of $1,906,000 and $3,144,000 capitalized in 1995 and 1996, respectively) and income taxes paid were as follows for the six months ended June 30, 1995 and 1996 ($ in thousands):

                                                1995           1996

                  Interest paid                $  281         $ 2,278
                  Income taxes paid            $  276         $    39

     In January 1996, in conjunction with the exchange of certain partnership interests, approximately $3,825,000 was transferred from Minority Interests in Consolidated Entities to Operating Properties ($3,283,000) and Projects Under Construction ($542,000); and approximately $1,688,000 was transferred from Investment in Unconsolidated Joint Ventures to Operating Properties.

3.   COSTS CAPITALIZED AND FEES ELIMINATED IN CONSOLIDATION

     Development,  construction,  and  leasing  fees  received  by CREC  and its subsidiaries from Cousins and Cousins' majority owned joint ventures are eliminated in consolidation. Costs related to planning, development, leasing and construction of properties (including related general and administrative expenses) are capitalized. The table below shows the fees eliminated, the internal costs capitalized related to these fees, and the additional internal costs capitalized by CREC to its own residential developments for the six months ended June 30, 1995 and 1996 ($ in thousands):

                                                              1995     1996
                                                              ----     ----

             Intercompany fees eliminated in consolidation $2,264 $2,249 Internal costs capitalized in consolidation
                 related to intercompany fees                $1,263   $1,176
             Internal costs capitalized to CREC
                 residential developments                    $  111   $  257

4.   NOTES PAYABLE AND INTEREST EXPENSE

     At December 31, 1995 and June 30, 1996, the composition of notes payable was as follows ($ in thousands):

                                       December 31, 1995                          June 30, 1996
                                           Share of                                 Share of
                                        Unconsolidated                           Unconsolidated
                              Company   Joint Ventures    Total      Company     Joint Ventures    Total
                              -------   --------------    -----      -------     --------------    -----
Fixed Rate Mortgages
   (non-recourse)            $ 80,564       $64,759      $145,323    $158,372      $ 76,482      $234,854
Floating Rate Lines
   of Credit                   32,870        23,153        56,023           1        22,931        22,932
                             --------       -------      --------    --------      --------      --------
                             $113,434       $87,912      $201,346    $158,373      $ 99,413      $257,786
                             ========       =======      ========    ========      ========      ========

     Effective July 1, 1996, the Company amended and extended its existing line of credit. The line amount is $50 million initially and increases to $100 million on January 1, 1997. The line is unsecured, bears interest tied to the Federal Funds rate and matures June 30, 1997.

     For the three and six months ended June 30, 1996, interest expense was recorded as follows ($ in thousands):

                                       Three Months Ended                    Six Months Ended
                                         June 30, 1996                        June 30, 1996
                              ---------------------------------    ----------------------------------
                                           Share of                              Share of
                                        Unconsolidated                        Unconsolidated
                              Company   Joint Ventures    Total     Company   Joint Ventures    Total
                              -------   --------------    -----     -------   --------------    -----
     Interest Expensed        $1,362        $1,668       $3,030     $ 2,376       $ 3,185       $5,561
     Interest Capitalized      1,511           132        1,643       3,144           281        3,425
                              ------        ------       ------     -------       -------       ------
                              $2,873        $1,800       $4,673     $ 5,520       $ 3,466       $8,986
                              ======        ======       ======     =======       =======       ======

     During the second quarter of 1996, interest was capitalized related to the Company's and the Company's share of unconsolidated joint venture projects under construction which had an average balance of $90 million.

5.   BUYOUT OF NORTH GREENE ASSOCIATES MINORITY PARTNER'S INTEREST

     On May 20, 1996, pursuant to the third amendment to the North Greene Associates' partnership agreement, Weaver Downtown, L.P., the 15% minority partner, sold its partnership interest to Cousins for $999,000.

6.   ACQUISITION OF THE LEA RICHMOND COMPANY AND THE RICHMOND DEVELOPMENT
     COMPANY

     On July 16, 1996, Cousins acquired the medical office building development and management operations of The Lea Richmond Company and The Richmond Development Company. The purchase price for the acquisition was $1.8 million plus contingent future payments of up to an additional $1 million, subject to commencement of development of certain medical office building projects.

PART I.  FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for the Three and Six Months Ended
              June 30, 1995 and 1996.

Results of Operations:

     Rental Property Revenues and Operating Expenses. Rental property revenues were approximately $2,943,000 and $4,347,000 higher in the three and six month 1996 periods, respectively. The increase was due to rental property revenues from four retail centers, Lawrenceville MarketCenter ($939,000 and $1,538,000, in the three and six month 1996 periods, respectively), Lovejoy Station ($183,000 and $330,000, in the three and six month 1996 periods, respectively), Colonial Plaza MarketCenter ($883,000 and $1,140,000, in the three and six month 1996 periods, respectively) and Mansell Crossing Phase II ($171,000 and $201,000, in the three and six month 1996 periods, respectively), which became partially operational in October 1995, December 1995, March 1995 and March 1995, respectively. Two other retail centers also favorably impacted results: North Point MarketCenter rental property revenues increased $261,000 and $349,000 in the three and six month 1996 periods, respectively, due to increases from the second phase which became operational in July 1995, and Presidential MarketCenter rental property revenues increased $187,000 and $333,000 in the three and six month 1996 periods, respectively, due primarily to the lease-up of the center.

     In addition, $87,000 and $224,000 of the increase in rental property revenues for the three and six month 1996 periods, respectively, was due to revenue from 24 acres of the Georgia Highway 400 land being ground leased to freestanding users. During the first half of 1995, revenue was being recognized from only 18 acres of the Georgia Highway 400 land. Rental property revenues also were favorably impacted by the lease-up of the First Union Tower (increases of $100,000 and $178,000, in the three and six month 1996 periods, respectively) and 100 North Point Center East which became partially operational in April 1996 (an increase of $194,000 in both 1996 periods).

     Rental property operating expenses increased approximately $735,000 and $1,054,000 in the three and six month 1996 periods, respectively, which increases were primarily related to the occupancy of the retail centers discussed above and 100 North Point Center East.

     Development and Construction Fees. Development and construction fees increased $846,000 and $824,000 in the three and six month 1996 periods, respectively. The increase in both periods is due primarily to additional development income received from the Dusseldorf project (approximately $735,000).

     Residential Lot and Outparcel Sales and Cost of Sales. Residential lot and outparcel sales increased approximately $1,802,000 and $5,344,000 in the three and six month 1996 periods, respectively. The increases were due primarily to an increase in residential lot sales from 30 lots to 53 lots in the three month 1996 period and 38 lots to 121 lots in the six month 1996 period. There was also an increase of approximately $525,000 and $936,000 in outparcel sales in the three and six month 1996 periods, respectively. The number of outparcels sold increased from none to one in the three month 1996 period and from one to two in the six month 1996 period.

     Residential lot and outparcel cost of sales increased approximately $1,725,000 and $5,090,000 in the three and six month 1996 periods, respectively due to increases in sales discussed above.

     Interest and Other Income. Interest and other income increased approximately $196,000 and $453,000 in the three and six month 1996 periods, respectively. The increases were due to an increase in interest income received from temporary investments made with proceeds received from the $80 million CSC Associates, L.P. financing completed in February 1996.

     Income from Unconsolidated Joint Ventures. (All amounts reflect the Company's share of joint venture income.) Income from unconsolidated joint ventures increased approximately $675,000 and $1,695,000 in the three and six month 1996 periods, respectively.

     Income from Temco Associates increased approximately $429,000 in the six month 1996 period; substantially all of such increase occured in the first quarter of 1996. In March 1996, Temco Associates exercised an option to purchase 240 acres of land which it simultaneously sold. CREC's share of the gain on the sale was $430,000.

     Income from Wildwood Associates increased approximately $494,000 and $775,000 in the three and six month 1996 periods, respectively. Results in 1996 were favorably impacted by decreases in interest expense (approximately $260,000 and $583,000 in the three and six month 1996 periods, respectively) which were due primarily to the refinancings of two mortgage notes payable in December 1995. Results were also favorably impacted by decreases in depreciation and amortization expense (approximately $16,000 and $81,000 in the three and six month 1996 periods, respectively) as a result of certain assets becoming fully amortized, partially offset by increases attributable to the 4100 and 4300 Wildwood Parkway Buildings.

     In March 1996, the 4100 and 4300 Wildwood Parkway Buildings became partially operational for financial reporting purposes which increased net income before depreciation, amortization and interest expense by approximately $172,000 and $200,000 in the three and six month 1996 periods, respectively. The net income before depreciation, amortization and interest expense of the 2500 Windy Ridge Parkway Building decreased approximately $163,000 and $350,000 in the three and six month 1996 periods, respectively, primarily due to the expiration of a tenanT's lease which was replaced with another tenant with less square footage at a lower rate. Additionally, increases in net rental revenue from the 2300 Windy Ridge Parkway and 3200 Windy Hill Road Buildings contributed to the increases by $155,000 and $188,000 in the three and six month 1996 periods, respectively.

     Income from CSC Associates, L.P. increased approximately $234,000 and $381,000 in the three and six month 1996 periods, respectively, due to the continued lease-up of NationsBank Plaza (increases of $284,000 and $513,000 in net income before depreciation, amortization and interest expense in the three and six month 1996 periods, respectively). These increases were partially offset by increases in depreciation and amortization of approximately $50,000 and $97,000 in the three and six month 1996 periods, respectively, which were also due to an increase in the lease-up.

     Income from CC-JM II Associates increased approximately $95,000 in the six month 1996 period. The increase was due to the John Marshall II office building becoming fully operational for financial reporting purposes in late January 1996.

     Income from Haywood Mall Associates increased approximately $89,000 and $173,000 in the three and six month 1996 periods, respectively, due to increases in net income before depreciation, amortization and interest expense resulting from the completion and lease-up of the expansion of Haywood Mall. The increases in net income before depreciation, amortization and interest expense were partially offset by increases in depreciation and amortization which were also due to the expansion of Haywood Mall.

     General and Administrative Expenses. General and administrative expenses increased approximately $66,000 and $277,000 in the three and six month 1996 periods, respectively. The increases were primarily related to inflationary cost increases and the Company' expansion.

     Depreciation and Amortization. Depreciation and amortization increased approximately $576,000 and $774,000 in the three and six month 1996 periods, respectively. The increases were due to the retail centers and 100 North Point Center East becoming operational as discussed above.

     Stock Appreciation Right Expense (Credit). Stock appreciation expense (credit) decreased approximately $336,000 and $497,000 in the three and six month 1996 periods, respectively. This non-cash item is primarily related to the Company's stock price, which was $17.375, $16.625 and $17.75 at December 31, 1994, March 31, 1995 and June 30, 1995, respectively; and $20.25, $19.50 and
$19.625 at December 31, 1995, March 31, 1996 and June 30, 1996, respectively.

     Interest Expense. Interest expense increased approximately $1,271,000 and $2,122,000 in the three and six month 1996 periods, respectively. Interest expense before capitalization increased to $2,873,000 and $5,519,000 in the three and six month 1996 periods, respectively, from $1,272,000 and $2,159,000 in the three and six month 1995 periods, respectively, due to higher debt levels. Also, during the third quarter of 1995, $50 million of floating rate debt was replaced with long term fixed rate debt at higher interest rates. This overall increase in interest expense was partially offset by increased interest capitalization because of a higher level of projects under development. The amount of interest capitalized to projects under development (a reduction of interest expense) increased to $1,511,000 and $3,144,000 in the three and six month 1996 periods, respectively, from $1,182,000 and $1,906,000 in the three and six month 1995 periods, respectively.

     Other  Expenses.   Other  expenses  increased  approximately  $152,000  and
$182,000 in the three and six month 1996 periods, respectively. The increases were due to increases in predevelopment expense.

     Provision (Benefit) For Income Taxes From Operations. The provision (benefit) for income taxes from operations decreased approximately $280,000 and $297,000 in the three and six month 1996 periods, respectively, due to decreases in CREC and its subsidiaries' net income before income taxes.

     Gain on Sale of Investment Properties. Gain on sale of investment properties increased $620,000 in the three and six month 1996 periods. The gain was primarily related to the sale of a 2.7 acre site at North Point in May 1996 with a portion of the proceeds being reinvested pursuant to a tax free exchange in the purchase of additional land adjacent to Presidential MarketCenter in June 1996. The net proceeds from the sale were $1,201,000.

Financial Condition:

     Major investment activity during the second quarter of 1996 included $27 million of property acquisition and development investments, primarily in projects under construction. The source of cash for these investments was primarily the proceeds from the $80 million CSC Associates, L.P. financing completed in February 1996. The Company's debt (including its pro rata share of unconsolidated joint venture debt) was 32% of total market capitalization at June 30, 1996. As discussed in Note 4, the Company amended and extended the maturity date of its line of credit in July 1996.

     The Company has development and acquisition projects in various stages. The Company currently intends to finance these projects, as well as the completion of projects currently under construction, using its existing line of credit, and long-term non-recourse financing on the Company'a unleveraged projects and other financings as market conditions warrant.

Supplemental Financial Information:

     Depreciation and amortization expense, net of minority interests' share, included the following components for the three and six months ended June 30, 1996 ($ in thousands):

                                         Three Months Ended                     Six Months Ended
                                            June 30, 1996                         June 30, 1996
                                 --------------------------------      --------------------------------
                                               Share of                              Share of
                                           Unconsolidated                        Unconsolidated
                                  Company  Joint Ventures   Total      Company   Joint Ventures   Total
                                  -------  --------------   -----      -------   --------------   -----

Furniture, fixtures and equipment $   64        $    9     $    73     $   127       $    34     $   161
Deferred financing costs              --             3           3          --             5           5
Goodwill and related business
  acquisition costs                   56            16          72         129            26         155
Real estate related:
  Building (including tenant
    first generation)              1,440         2,266       3,706       2,559         4,394       6,953
  Tenant second generation            40           250         290          79           479         558
                                  ------        ------     ------      ------        -------     -------
                                  $1,600        $2,544     $ 4,144     $ 2,894       $ 4,938     $ 7,832
                                  ======        ======     =======     =======       =======     =======


     Exclusive of new developments and purchases of furniture, fixtures and equipment, the Company had the following capital expenditures during the three and six months ended June 30, 1996, including its share of unconsolidated joint ventures ($ in thousands):

                                    Three Months Ended     Six Months Ended
                                       June 30, 1996         June 30, 1996
                                  ---------------------   ---------------------
                                  Office  Retail  Total   Office  Retail  Total
                                  ------  ------  -----   ------  ------  -----

Second generation related costs    $ 221  $  --    $221   $ 464   $  --   $ 464
Building improvements                 --     --      --      --      --      --
                                   -----  -----    ----   -----   -----   -----
                                   $ 221  $  --    $221   $ 464   $  --   $ 464
                                   =====  =====    ====   =====   =====   =====

 PART II.  OTHER INFORMATION

Item 4.           Submission of Matters to a Vote of Security Holders

                  (a) The Company's Annual Meeting of Stockholders was held
                           on May 6, 1996.

                  (b) Not applicable.

                  (c) The following proposals were adopted by the
                      stockholders of the Company:

                      (i)    The election of seven Directors.

                             The vote on the above was:

                                               For        Against    Abstained
                                               ---        -------    ---------
             Bennett A. Brown               20,879,209      --         83,562
             Richard W. Courts, II          20,879,710      --         83,061
             Thomas G. Cousins              20,878,924      --         83,847
             Terence C. Golden              20,861,512      --        101,259
             Boone A. Knox                  20,877,821      --         84,950
             William Porter Payne           20,860,684      --        102,087
             Richard E. Salomon             20,880,110      --         82,661

                      (ii) A proposal to amend the 1989 Stock Option Plan, renamed the 1995 Stock Incentive Plan, so as to, among other things, allow the Board to make grants of stock, as well as options, to key employees and to increase the number of shares available under such plan.

                             The vote on the above proposal was:

                             For                  19,909,092
                             Against                 980,458
                             Abstained                35,663

                      (iii) A proposal to amend the Stock Plan for Outside Directors so as to allow the issuance of shares of stock in lieu of cash compensation at a price equal to 95% of the market value of the stock on the issuance date.

                             The vote on the above proposal was:

                             For                  20,492,338
                             Against                 399,525
                             Abstained                33,351

Item 6.           Exhibits and Reports on Form 8-K

                  (a)      Exhibits

                           27       Financial Data Schedule

                  (b)      Reports on Form 8-K

                           There were no reports on Form 8-K filed by the Registrant during the fiscal quarter ended June 30, 1996.

                                 SIGNATURES









Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           COUSINS PROPERTIES INCORPORATED
                                           Registrant



                                            /s/ Kelly H. Barrett_______________
                                            Kelly H. Barrett
                                            Vice President and Controller
                                            (Authorized Officer)
                                            (Principal Accounting Officer)








August 14, 1996