Form 10-K/A
period 1995-12-31
COUSINS PROPERTIES INC
filed 1996-10-01
CIK 25232

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A

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



                                                                      Percentage
Description,            Year                               Rentable     Leased     Average                                  Major
 Location            Development               Company's  Square Feet    as of      1995      Major Tenants (lease        Tenants'
    and               Completed  Joint Venture Ownership   and Acres   March 15,  Economic     expiration/options         Rentable
 Zip Code            or Acquired    Partner    Interest    as Noted      1996     Occupancy        expiration)            Sq. Feet
------------         ----------- ------------- ---------  ----------- ----------  ---------   --------------------        --------
Office
Wildwood Office Park:
  Suburban Atlanta, GA
   2300 Windy
   Ridge Parkway
   30339-5671            1987          IBM         50%       634,000      95%         92%     IBM (2002/2012)              240,430
                                                            12 Acres                          Georgia-Pacific Corporation   63,006
                                                                                                (2002/2007) (21)
                                                                                              Electrolux (2000/2005)        62,576
                                                                                              Computer Associates           62,445
                                                                                                (2005/2010)
                                                                                              Chevron USA (1998)            50,242
   2500 Windy
   Ridge Parkway
   30339-5683            1985          IBM         50%       313,000      87%          88%    Coca-Cola Enterprises Inc.   165,180
                                                             8 Acres                            (1998/2008)
   3200 Windy
   Hill Road
   30339-5609            1991          IBM         50%       681,000      95%          95%    IBM (2001/2011)              440,139
                                                            15 Acres                          Equifax (4) (1998/2003)       68,402
                                                                                              W.H. Smith Inc.               41,858
                                                                                                (2002/2007)
   3301 Windy Ridge
   Parkway
   30339-5685            1984          N/A        100%       106,000      70%          70%    TSW International, Inc.       73,896
                                                            10 Acres                            (2003/2008) (3)
   3100 Windy Hill
   Road
   30339-5605            1983          N/A         (5)       188,000     100%         100%    IBM (1998/2003)              188,000
                                                            13 Acres

   Wildwood Parkway
   30339-9999            (13)          IBM         50%       250,000      91%         (13)    Georgia-Pacific              227,000
                                                            13 Acres                          Corporation (2012/2017)
                                                                                                (3)(13)(20)

                            Adjusted
                            Cost and
                            Adjusted
                            Cost Less                  Debt
                           Depreciation               Maturity
                               and                      and
                           Amortization      Debt     Interest
                               (1)         Balance     Rate
                           ------------    -------    ---------
Office
------
Wildwood Office Park:
  Suburban Atlanta, GA
   2300 Windy
   Ridge Parkway
   30339-5671                $76,257       $ 72,000     12/1/05
                             $54,337                      7.56%





   2500 Windy
   Ridge Parkway
   30339-5683                $27,414       $ 26,000    12/15/05
                             $18,307                      7.45%
   3200 Windy
   Hill Road
   30339-5609                $78,319       $      0         N/A
                             $63,326


   3301 Windy Ridge
   Parkway
   30339-5685                $10,368       $      0         N/A
                             $ 7,179
   3100 Windy Hill
   Road
   30339-5605                $17,416(5)    $      0         N/A
                             $17,416(5)
   4100/4300
   Wildwood Parkway
   30339-9999                $10,964       $      0         N/A
                               (13)






                                                                      Percentage
Description,            Year                               Rentable     Leased     Average                                  Major
 Location            Development               Company's  Square Feet    as of      1995      Major Tenants (lease        Tenants'
    and               Completed  Joint Venture Ownership   and Acres   March 15,  Economic     expiration/options         Rentable
 Zip Code            or Acquired    Partner    Interest    as Noted      1996     Occupancy        expiration)            Sq. Feet
------------         ----------- ------------- ---------  ----------- ----------  ---------   --------------------        --------
Office (Continued)
------------------
NationsBank Plaza
  Atlanta, GA
  30308-2214            1992     NationsBank(4)   50%(6)   1,256,000     92%         83%      NationsBank(4)               572,742
                                                             4 Acres                            (2012/2042)
                                                                                              Ernst & Young                188,175
                                                                                                (2007/2017)
                                                                                              Troutman Sanders             178,459
                                                                                                (2007/2017)
                                                                                              Paul Hastings (2012/2017)     68,980
                                                                                              Hunton & Williams             56,560
                                                                                                (2004/2009)
First Union Tower
  Greensboro, NC
  27401-2167            1990        N/A(7)       100%(7)    317,000      91%         85%      Smith Helms Mullis &          70,360
                                                             1 Acre                           Moore (2000/2015)
                                                                                              First Union Bank (4)          62,622
                                                                                                (2009/2019)
                                                                                              Halstead Industries           60,253
                                                                                                (2000/2005)
Ten Peachtree Place
  Atlanta, GA
  30309-3814            1991     Coca-Cola(4)     50%(6)    259,000     100%        100%      Coca-Cola (4) (2001/2006)    259,000
                                                            5 Acres
Summit Green
  Greensboro, NC
  27408-7023            1986          IBM         50%       135,000      99%        100%      IBM (1996/2006)               75,797
                                                         9 Acres(9)                           Fitech Systems (1999/2004)    22,688
                                                                                              Massachusetts Mutual          11,476
                                                                                               Life Ins. Co. (1997/2002)
John Marshall-II
  Suburban
   Washington, D.C.
   22102-3802           (13)      Carr Realty     50%       224,000     100%        (13)      Booz-Allen & Hamilton        224,000
 .                                 Corporation (4)           3 Acres                             (2011/2016)

100 North Point Center East
  Suburban Atlanta, GA
  30202-4885            1995(11)      N/A        100%       128,000      55%        (11)      Schweitzer-Mauduit            30,728
                                                              Acres                           International, Inc.
                                                                                                (2001/2007)
                                                                                              Green Tree Financial          21,914
                                                                                                (2006/2011)


                            Adjusted
                            Cost and
                            Adjusted
                            Cost Less                  Debt
                           Depreciation               Maturity
                               and                      and
                           Amortization      Debt     Interest
                               (1)         Balance     Rate
                           ------------    -------    ---------
Office (Continued)
------------------
NationsBank Plaza
  Atlanta, GA
  30308-2214                 $222,735      $     0         N/A
                             $196,621







First Union Tower
  Greensboro, NC
  27401-2167                 $33,651(7)    $     0         N/A
                             $25,304(7)




Ten Peachtree Place
  Atlanta, GA
  30309-3814                 $23,474       $20,971  11/30/01(8)
                             $20,897                      8.00%
Summit Green
  Greensboro, NC
  27408-7023                 $10,540       $10,547      4/01/98
                             $ 7,420                     9.875%


John Marshall-II
  Suburban
   Washington, D.C.
   22102-3802                $25,379       $15,518  6/21/98(10)
 .                              (13)                   Renewable
                                                       Floating
100 North Point Center East
  Suburban Atlanta, GA
  30202-4885                 $ 9,779       $     0          N/A
                               (11)





                                                                      Percentage
Description,            Year                               Rentable     Leased     Average                                  Major
 Location            Development               Company's  Square Feet    as of      1995      Major Tenants (lease        Tenants'
    and               Completed  Joint Venture Ownership   and Acres   March 15,  Economic     expiration/options         Rentable
 Zip Code            or Acquired    Partner    Interest    as Noted      1996     Occupancy        expiration)            Sq. Feet
------------         ----------- ------------- ---------  ----------- ----------  ---------   --------------------        --------
Office (Continued)
------------------
200 North Point Center East
   Suburban Atlanta, GA
   30202-4885           (13)     N/A             100%          125,000    0%        (13)      N/A                              N/A
                                                               7 Acres
Retail Centers and Malls
Haywood Mall
  Greenville, SC
  29607-2749          1977/1995  Corporate        50%        1,256,000       95%       86%    Sears (12)                       N/A
                                 Property                     86 acres   overall        of    J.C. Penney (12)                 N/A
                                 Investors(4)                 of which    83% of   Venture    Rich's (12)                      N/A
                                                           330,000 and   Venture     owned    Belk (12)                        N/A
                                                          19 acres are     owned              Dillard's (12)                   N/A
                                                              owned by
                                                           venture (9)
Perimeter Expo
  Atlanta, GA
  30338-1519           1993          N/A         100%          290,000       95%      100%    The Home Depot Expo (12)         N/A
                                                              19 acres   overall        of    Marshalls (2014/2029)         36,598
                                                              of which    92% of   Company    Best Buy (2014/2029)          36,090
                                                           170,000 and    Company    owned    Linens`N Things (2014/2024)   30,351
                                                          10 acres are     owned              Office Max (2013/2033)        23,500
                                                              owned by                        The Sport Shoe (2004/2014)    14,348
                                                           the Company
North Point MarketCenter Phases I & II
  Suburban
   Atlanta, GA
   30202-4889         1994/1995      N/A         100%          486,000      100%       89%    Target (12)                      N/A
                                     (14)        (14)     60 Acres(16)                (15)    Babies "R" Us (2012/2032)    50,275
                                                              of which                        Media Play (2010/2025)        48,884
                                                           370,000 and                        Marshalls (2010/2025)         40,000
                                                          49 acres are                        Rhodes(2011/2021)             40,000
                                                              owned by                        Linens`N Things               35,000
                                                           the Company                          (2005/2025)
                                                                                              United Artists (2014/2034)    34,733
                                                                                              Circuit City (2015/2030)      33,420
                                                                                              PETsMART (2009/2029)          25,465
                                                                                              Gap's Old Navy Store          17,000
                                                                                                (2001/2011)

                            Adjusted
                            Cost and
                            Adjusted
                            Cost Less                  Debt
                           Depreciation               Maturity
                               and                      and
                           Amortization      Debt     Interest
                               (1)         Balance     Rate
                           ------------    -------    ---------
Office (Continued)
------------------
200 North Point Center East
   Suburban Atlanta, GA
   30202-4885                $   768       $     0           N/A
                                (13)
Retail Centers and Malls
------------------------
Haywood Mall
  Greenville, SC
  29607-2749                 $49,044       $     0           N/A
                             $38,740





Perimeter Expo
  Atlanta, GA
  30338-1519                 $19,707       $21,442        8/15/05
                             $18,837                        8.04%




North Point MarketCenter Phases I & II
  Suburban
   Atlanta, GA
   30202-4889                $25,121(14)   $29,853        7/15/05
                             $23,841(14)                    8.50%













                                                                      Percentage
Description,            Year                               Rentable     Leased     Average                                  Major
 Location            Development               Company's  Square Feet    as of      1995      Major Tenants (lease        Tenants'
    and               Completed  Joint Venture Ownership   and Acres   March 15,  Economic     expiration/options         Rentable
 Zip Code            or Acquired    Partner    Interest    as Noted      1996     Occupancy        expiration)            Sq. Feet
------------         ----------- ------------- ---------  ----------- ----------  ---------   --------------------        --------
Retail Centers and Malls (Continued)
------------------------------------
Presidential MarketCenter Phase I
  Suburban
   Atlanta, GA
   30278-2149         1994           N/A         100%         320,000    100%          98%    Target (12)                      N/A
                                                             29 acres    overall        of    Publix Super Market           56,146
                                                             of which     100%     Company      (2019/2044)
                                                           204,000 and  of Company   owned    HomeGoods, Inc. (2004/2014)   35,000
                                                              19 acres    owned               T.J. Maxx (2004/2014)         32,000
                                                             are owned                        Marshalls (2010/2025)         30,000
                                                                by the
                                                               Company
Presidential MarketCenter Phase II
  Suburban
   Atlanta, GA
   30278-2149         (13)          N/A          100%      130,000(13)      54%       (13)    MJDesigns (4)                 37,957
                                                              15 Acres                          (2011/2026)(13)
                                                                                              Office Depot, Inc.            31,615
                                                                                                (2011/2026)(13)
Lovejoy Station
  Suburban
   Atlanta, GA
   30228-9999         1995          N/A          100%           77,000      96%         7%    Publix Super Market           47,955
                                                              12 Acres                (17)      (2016/2036)
Lawrenceville MarketCenter
  Suburban
   Atlanta, GA
   30243-5420         1995          N/A          100%          499,000     100%        22%    Target (2014/2040)           117,000
                                                              56 Acres                (18)    Home Depot (2025/2040)       103,000
                                                                                              AMC Theater  (4)(2016/2036)   64,319
                                                                                              MJDesigns (4)(2011/2026)      36,966
                                                                                              Linens`N Things (2010/2025)   35,000
                                                                                              Goody's (2008/2026)           32,400
                                                                                              Marshalls (2011/2026)         30,000
                                                                                              PETsMART (2011/2031)          25,416
                                                                                              Gap's Old Navy Store          14,000
                                                                                                (2002/2012)
Colonial Plaza MarketCenter
  Orlando, FL
   32803-5029         (13)          N/A          100%          533,000      60%       (13)    Circuit City (2017/2037)(13)  43,432
                                                              49 Acres                        Barnes & Noble(2011/2021)(13) 40,450
                                                                                              Rhodes (2011/2026)(13)        40,000
                                                                                              Baby Superstore(2006/2021)(13)40,000
                                                                                              Linens`N Things               35,000
                                                                                                (2011/2026)(13)

                            Adjusted
                            Cost and
                            Adjusted
                            Cost Less                  Debt
                           Depreciation               Maturity
                               and                      and
                           Amortization      Debt     Interest
                               (1)         Balance     Rate
                           ------------    -------    ---------
Retail Centers and Malls (Continued)
------------------------------------
Presidential MarketCenter Phase I
  Suburban
   Atlanta, GA
   30278-2149                $10,045      $     0           N/A
                             $ 9,622






Presidential MarketCenter Phase II
  Suburban
   Atlanta, GA
   30278-2149                $ 3,822      $     0           N/A
                               (13)
                                                                                                 Office

Lovejoy Station
  Suburban
   Atlanta, GA
   30228-9999                $ 6,132      $     0           N/A
                             $ 6,120
Lawrenceville MarketCenter
  Suburban
   Atlanta, GA
   30243-5420                $16,647      $     0           N/A
                             $16,566








                                                                                                 AMC

Colonial Plaza MarketCenter
  Orlando, FL
   32803-5029                $26,517      $     0           N/A
                               (13)







                                                                      Percentage
Description,            Year                               Rentable     Leased     Average                                  Major
 Location            Development               Company's  Square Feet    as of      1995      Major Tenants (lease        Tenants'
    and               Completed  Joint Venture Ownership   and Acres   March 15,  Economic     expiration/options         Rentable
 Zip Code            or Acquired    Partner    Interest    as Noted      1996     Occupancy        expiration)            Sq. Feet
------------         ----------- ------------- ---------  ----------- ----------  ---------   --------------------        --------
Retail Centers and Malls (Continued)
------------------------------------
Colonial Plaza MarketCenter (Continued)                                                       Luria's (2011/2026)(13)       32,900
                                                                                              Marshalls (2011/2026)(13)     30,400
                                                                                              Ross Stores (2006/2026)(13)   28,000
                                                                                              Walgreen Co. (2002/2012)(13)  18,614
                                                                                              Gap's Old Navy Store          17,920
                                                                                                (2002/2012)(13)
Mansell Crossing Phase II
  Suburban
   Atlanta, GA
   30202-4822         (13)           N/A         100%       100,000      61%         (13)     Bed Bath & Beyond             40,000
                                    (14)         (14)      13 Acres                             (2010/2025)(13)
                                                                                              Rooms To Go (2015/2035)(13)   21,000
Greenbrier MarketCenter
  Chesapeake, VA
   23327-9999         (13)           N/A         100%       474,000      76%         (13)     Target (2016/2046)(13)       117,220
                                                           38 Acres                           Harris Teeter, Inc.           50,000
                                                                                                (2015/2035)(13)
                                                                                              Bed Bath & Beyond             40,484
                                                                                                (2011/2026)(13)
                                                                                              Baby Superstore, Inc.         40,000
                                                                                                (2005/2020)(13)
                                                                                              Kinetex, Inc. (2011/2026)(13) 33,111
                                                                                              Barnes & Noble Superstores,   30,545
                                                                                                Inc. (2010/2020)(13)
                                                                                              PETsMART (2010/2030)(13)      26,040
                                                                                              Office Max (2011/2026)(13)    23,484
Rivermont Station
  Suburban
   Atlanta, Ga.
   30076-9999         (13)           N/A         100%        92,000      73%         (13)     Harris Teeter, Inc.           58,261
                                                           19 Acres                             (2015/2035)(13)
                                                                                              CVS Drug Store (4)             8,775
                                                                                                (2006/2021)(13)
Los Altos MarketCenter
  Long Beach, CA
   90815-3126         (19)           N/A         100%       280,000     (19)         (19)     Sears (12)                       N/A
                                                           19 Acres                           Circuit City(4)(2016/2036)(19)37,591
                                                           of which                           Borders, Inc. (2017/2037)(19) 30,000
                                                         152,000 and                          Bristal Farms(4)(2011/2031(19)28,200
                                                            17 Acres                          CompUSA, Inc.(2011/2021)(19)  25,620
                                                        are owned by                          Savon Drugs(4)(2016/2026)(19) 16,914
                                                         the Company

                            Adjusted
                            Cost and
                            Adjusted
                            Cost Less                  Debt
                           Depreciation               Maturity
                               and                      and
                           Amortization      Debt     Interest
                               (1)         Balance     Rate
                           ------------    -------    ---------
Colonial Plaza MarketCenter (Continued)
---------------------------------------



                                                                                                   Ross



                                                                                                   Gap's



Mansell Crossing Phase II
  Suburban
   Atlanta, GA
   30202-4822               $ 5,367        $     0           N/A
                            (13)(14)
                                                                                                 Rooms To

Greenbrier MarketCenter
  Chesapeake, VA
   23327-9999               $15,674        $     0            N/A
                              (13)










Rivermont Station
  Suburban
   Atlanta, Ga.
   30076-9999               $ 8,468        $     0            N/A
                              (13)




Los Altos MarketCenter
  Long Beach, CA
   90815-3126                 (19)         $     0            N/A




                                                                      Percentage
Description,            Year                               Rentable     Leased     Average                                  Major
 Location            Development               Company's  Square Feet    as of      1995      Major Tenants (lease        Tenants'
    and               Completed  Joint Venture Ownership   and Acres   March 15,  Economic     expiration/options         Rentable
 Zip Code            or Acquired    Partner    Interest    as Noted      1996     Occupancy        expiration)            Sq. Feet
------------         ----------- ------------- ---------  ----------- ----------  ---------   --------------------        --------
Stand Alone Retail Sites Adjacent to Company's Office and Retail Projects
Wildwood Office Park
  Suburban
  Atlanta, GA
   30339-5671         1985-1993  IBM              50%      16 Acres      91%           89%    N/A                             N/A

GA Highway 400 Property
  Suburban
   Atlanta, GA
   30202-4885         1993       N/A             100%      30 Acres       81%           56%   N/A                             N/A

                            Adjusted
                            Cost and
                            Adjusted
                            Cost Less                  Debt
                           Depreciation               Maturity
                               and                      and
                           Amortization      Debt     Interest
                               (1)         Balance     Rate
                           ------------    -------    ---------


Stand Alone Retail Sites Adjacent to Company's Office and Retail Projects
Wildwood Office Park
  Suburban
   Atlanta, GA
   30339-5671                $ 8,739       $     0          N/A
                             $ 7,834
GA Highway 400 Property
  Suburban
   Atlanta, GA
   30202-4885                $ 4,721       $     0          N/A
                             $ 4,694

  (1)Cost as shown in the accompanying table includes deferred leasing and financing costs and other related assets. For each of the following projects: 2300 and 2500 Windy Ridge Parkway, 3200 Windy Hill Road, 4100/4300 Wildwood Parkway and Wildwood Stand Alone Retail Lease Sites, the cost shown is what the cost would be if the venture's land cost were adjusted downward to the Company's lower basis in the land it contributed to the venture.
  (2)Not used.
  (3)TSW International, Inc. and Georgia-Pacific Corporation have the right to terminate their leases in 1998 and 2007, respectively, upon payment of significant cancellation penalties.
  (4)Actual tenant or venture partner is affiliate of entity shown.
  (5)For 3100 Windy Hill Road, the cost shown is the Company's carrying value of the land lease and first mortgage note from which it derives substantially all of the economic benefits of the property.
  (6)See "Major Properties" - "NationsBank Plaza" and "Ten Peachtree Place" where the partnership's preferences are discussed.
  (7)The Company has the option to purchase its 15% minority partner's interest in the First Union Tower for $999,000 by July 31, 1996. Pursuant to this partnership amendment, the Company is entitled to 100% of the earnings and cash flow from the partnership through the option period. As a result, the accompanying table discloses all information as if the Company owned 100% of First Union Tower and includes the $999,000 buyout amount in the Adjusted Cost amounts disclosed in the accompanying table.
  (8)Maturity of the Ten Peachtree Place mortgage debt is extendible to December 31, 2008. Rate becomes floating after November 30, 2001.
  (9)Summit Green and a portion of the Haywood Mall parking lot (3 acres) are subject to long-term ground leases.
(10) The rate on the construction loan on the John Marshall-II building floats at .90% over LIBOR rate. LIBOR rate averaged 5.74% for the month of December 1995. The venture has a commitment for a $24,675,000, 17 year fully amortizing non-recourse mortgage note at a 7% interest rate which should fund by April 1996.
(11) 100 North Point Center East was completed in December 1995, but was not considered operational for financial reporting purposes until the first quarter of 1996.
(12) This anchor tenant owns its own space.
(13) Project was under construction as of December 31, 1995. Lease expiration dates are based upon estimated commencement dates, and square footage is estimated.
(14) At December 31, 1995, the Company had interests in two partnerships with Coca-Cola which were exchanged effective January 1, 1996: Spring/Haynes Associates (50% interest) and North Point Market Associates, L.P. (82.3%
     interest). The Company and Coca-Cola entered into an exchange transaction which effectively resulted in Coca-Cola receiving 100% of the Spring/Haynes Associates' property and the Company receiving $1,092,000 in cash and 100% of North Point Market Associates, L.P.'s properties (North Point MarketCenter and Mansell Crossing Phase II). The above table discloses all information as if the exchange transaction had occurred on December 31, 1995.
(15) North Point MarketCenter Phase II became operational for financial reporting purposes in mid 1995. Thus, economic occupancy reported for North Point MarketCenter Phase II does not include a full year of operations.
(16) North Point MarketCenter includes approximately 6 outparcels available for ground lease to freestanding users, of which four are currently leased. The remaining 2 sites are expected to be developed for freestanding retailers in 1996.
(17) Lovejoy Station became partially operational for financial reporting purposes in December 1995. Thus, economic occupancy reported for Lovejoy Station does not include a full year of operations.
(18) Lawrenceville MarketCenter became partially operational for financial reporting purposes in late 1995. Thus, economic occupancy reported for Lawrenceville MarketCenter does not include a full year of operations.
(19) Land was acquired and construction commenced on Los Altos MarketCenter subsequent to December 31, 1995. Lease expiration dates are based upon estimated commencement dates, and square footage is estimated.
(20) Tenant has the option to purchase the building on its lease expiration date for a price of $33,750,000.
(21) Tenant has the right to terminate its lease in 1997.


Land Held for Investment and Future Development (excluding Retail Outparcels)

                                                                                              Adjusted
                                                                                                Cost
                                                                                                Less
                                                     Developable    Joint       Company's    Depreciation
                                                      Land Area    Venture      Ownership         and        Debt
Description, Location and Zoned Use   Year Acquired   (Acres)(1)   Partner       Interest    Amortization   Balances
-----------------------------------   -------------   ----------   -------      ---------    ------------   --------
Wildwood Office Park
  Suburban Atlanta, Georgia
  Office and Commercial                 1971-1987        148         N/A         100%        $ 7,005        $ 0
  Office and Commercial                 1971-1982         42         IBM          50%        $12,676(2)     $ 0

Georgia Highway 400 Land
  (Georgia Highway 400 & Haynes
    Bridge Road)(3)
  Suburban Atlanta, Georgia
    Office and Commercial - East        1970-1985         63         N/A         100%        $ 1,856        $ 0
    Office and Commercial - West        1970-1985        230         N/A         100%        $ 4,422        $ 0

Midtown Atlanta
  Office and Commercial                 1984               2         N/A         100%        $ 1,975        $ 0

Temco Associates
  (Paulding County)
  Suburban Atlanta, Georgia             1991              --(5)   Temple-Inland   50%             --(5)     $ 0
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

Major Properties
----------------
General
-------

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

Wildwood Office Park
--------------------

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

North Point
-----------

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

Other Office Properties
-----------------------

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

Other Retail Properties
-----------------------

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


Residential Lot Developments
----------------------------

As of December  31,  1995,  CREC owned the  following  parcels of land which are being developed into residential communities ($ in thousands):
                                 Estimated
                                 Total Lots                                      Purchase
                       Initial    on Land                                         Money
                         Year    Currently      Lots       Remaining  Carrying    Debt
Description            Acquired  Owned (1)   Sold to Date     Lots      Value    Balances
-----------            --------  ----------  ------------  ---------  --------   --------
Brown's Farm             1993       160           75            85     $ 2,214     $  0
  West Cobb County
  Suburban Atlanta, GA
Apalachee River Club     1994       185           40           145       3,608        0
  Gwinnett County
  Suburban Atlanta, GA
Echo Mill                1994       219           78           141       2,261      617
  West Cobb County
  Suburban Atlanta, GA
Barrett Downs            1994       144            8           136       2,849        0
  Forsyth County
  Suburban Atlanta, GA
Bradshaw Farms           1994       118           95            23         520        0
  Cherokee County
  Suburban Atlanta, GA
                                    ---          ---           ---      ------     ----
    Total                           826          296           530     $11,452     $617
                                    ===          ===           ===     =======     ====

     (1) Includes lots sold to date. Additional lots may be developed on adjacent land on which CREC holds purchase options.

Land Held for Investment and Future Development
-----------------------------------------------

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

Other Real Property Investments
-------------------------------

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


Supplemental Financial and Leasing Information
----------------------------------------------

Depreciation and amortization expense include the following components for the years ended December 31, 1994 and 1995 ($ in thousands):

                                               1994                                1995
                             -----------------------------------   ------------------------------------
                                              Share of                             Share of
                                           Unconsolidated                        Unconsolidated
                             Consolidated  Joint Ventures  Total   Consolidated  Joint Ventures   Total
                             ------------  --------------  -----   ------------  --------------   -----
Furniture, fixtures and
  equipment                    $  444         $  202      $   646     $  389        $  122       $   511
Deferred financing costs          119             80          199         --            80            80
Goodwill and related business
  acquisition costs               441             37          478        229            28           257
Real estate related:
  Building (including tenant
    first generation)           2,598          7,724       10,322      3,754         8,082        11,836
  Tenant second generation        140            509          649        144           655           799
                               ------         ------      -------     ------        ------       -------
                               $3,742         $8,552      $12,294     $4,516        $8,967       $13,483
                               ======         ======      =======     ======        ======       =======

     Exclusive of new developments and purchases of furniture, fixtures and equipment, the Company had the following capital expenditures for the years ended December 31, 1994 and 1995, including its share of unconsolidated joint ventures ($ in thousands):

                                         1994                    1995
                                ---------------------   ---------------------
                                Office  Retail  Total   Office  Retail  Total
                                ------  ------  -----   ------  ------  -----

Second generation related costs $381     $272   $653    $1,316   $ -    $1,316
Building improvements             62       --     62        28    23        51
                                ----     ----   ----    ------   ---    ------
                Total           $443     $272   $715    $1,344   $23    $1,367
                                ====     ====   ====    ======   ===    ======


Item 14. Continued
------------------

    3. Exhibits
    -----------

       * 3(a)(i)   Articles of  Incorporation  of Registrant,  as restated as of
                   April 29,  1993,  filed as Exhibit 4(a) to the  Registrant's
                   Form S-3 dated September 28, 1993, and incorporated herein by reference.

       * 3(b) By-laws of Registrant, as amended and restated as of November 30, 1989, as further amended by Stockholders on April 30, 1990, and as further amended by the Stockholders on April 29, 1993, filed as Exhibit 4(b) to the Registrant's Form S-3 dated September 28, 1993, and incorporated herein by reference.

       * 4(a) Dividend Reinvestment Plan as restated as of March 27, 1995, filed in the Registrant's Form S-3 dated March 27, 1995, and incorporated herein by reference. * 10(a)(i) Cousins Properties Incorporated 1989 Stock Option Plan, as amended on April 26, 1994, filed as Exhibit 99.1 to the Registrant's Form S-8 dated December 8, 1994, and incorporated herein by reference.
       * 10(a)(ii) Cousins Real Estate Corporation Stock Appreciation Right
                   Plan,  amended and restated as of March 15, 1993, filed as
                   Exhibit  10(a)(ii) to the  Registrant's   Form  10-K  for the
                   year ended December 31, 1992, and incorporated herein by reference.

       * 10(a)(iii)Cousins Properties  Incorporated Stock  Appreciation  Right
                   Plan, dated as of March 15, 1993, filed as Exhibit 10(a)(iii) to the Registrant's Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

       * 10(b)(i)  Cousins Properties Incorporated Profit  Sharing Plan as
                   amended and restated  effective as of January 1, 1996.

       * 10(b)(ii) Cousins Properties Incorporated Profit Sharing Trust
                   Agreement as effective as of January 1, 1991, filed as
                   Exhibit 10(b)(ii) to the Registrant's Form 10-K for the year ended December 31, 1991, and incorporated herein by reference.

       * 10(c) Land lease (Kennesaw) dated December 17, 1969, and an amendment thereto dated December 15, 1977, filed as Exhibit l0(d) to the Registrant's Form 10-K for the year ended December 31, 1980, and incorporated herein by reference.

       * 10(d) Cousins Properties Incorporated Stock Plan for Outside Directors, filed as Exhibit A to the Registrant's Proxy Statement dated March 28, 1995 relating to the 1995 Annual Meeting of Registrant's Stockholders, and incorporated herein by reference.




Item 14. Continued
------------------

      * 11 Schedule showing computations of weighted average number of shares of common stock outstanding as used to compute primary and fully diluted income per share for each of the five years ended December 31, 1995. * 13 Annual Report to Stockholders for the year ended December 31, 1995.

      * 21        Subsidiaries of the Registrant.

        23(a)     Consent of Independent Public Accountants (Arthur Andersen
                  LLP).

        23(b)     Consent of Independent Auditors (Ernst & Young LLP).

      * 27        Financial Data Schedule.

   (b)  Reports on Form 8-K.
   -------------------------

      No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 1995.


*Previously filed.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     Cousins Properties Incorporated
                                     (Registrant)

Dated:

                                     BY: /s/ Kelly H. Barrett
                                         ------------------------------------

                                         Kelly H. Barrett
                                         Vice President and Controller
                                         (Authorized Officer)
                                         (Principal Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature                          Capacity                   Date
---------                          --------                   ----

Principal Executive  Officer:
                                   Chairman of the Board,
                                     Chief Executive Officer
/s/ T.G. Cousins                     and Director             October 1, 1996
-----------------------------
       T. G. Cousins

Principal  Financial  Officer:
                                   Senior Vice  President and
/s/ Peter A. Tartikoff               Chief Financial Officer  October 1, 1996
-----------------------------
     Peter A. Tartikoff

Additional Directors:

/s/ Richard W. Courts, II           Director                  October 1, 1996
-----------------------------
    Richard W. Courts, II


/s/ Boone A. Knox                    Director                 October 1, 1996
-----------------------------
       Boone A. Knox


/s/ Richard E. Salomon               Director                 October 1, 1996
-----------------------------
     Richard E. Salomon

                                                                   EXHIBIT 23(a)




CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS





As independent public accountants, we hereby consent to the incorporation of our reports included or incorporated by reference in this Form 10-K/A, into Cousins Properties Incorporated's previously filed Registration Statements File No. 33-41927, 33-56787, 33-60350 and 33-12031.



                                                        ARTHUR ANDERSEN LLP





Atlanta, Georgia
October 1, 1996

                                                                   EXHIBIT 23(b)






CONSENT OF INDEPENDENT AUDITORS




We consent to the use of our report dated February 6, 1996, with respect to the financial statements and schedule of CSC Associates, L.P. and our report dated February 8, 1996, with respect to the financial statements and schedule of Haywood Mall Associates, included in the Form 10-K of Cousins Properties Incorporated for the year ended December 31, 1995, filed with the Securities and Exchange Commission, included in this Form 10-K/A of Cousins Properties Incorporated.




                                                              ERNST & YOUNG LLP





Atlanta, Georgia
October 1, 1996