Form 10-Q
period 1996-09-30
COUSINS PROPERTIES INC
filed 1996-11-12
CIK 25232

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended September 30, 1996             Commission file number 0-3576






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


     At October 31, 1996, 28,771,189 shares of common stock of the Registrant were outstanding.



            COUSINS PROPERTIES INCORPORATED AND CONSOLIDATED ENTITIES
                           CONSOLIDATED BALANCE SHEETS
                   ($ in thousands, except per share amounts)


                                               December 31,     September 30,
                                                  1995              1996
                                               ------------     -------------
                                                                 (Unaudited)
ASSETS
------
PROPERTIES:
   Operating properties                          $109,354          $171,842
   Land held for investment or future
     development                                   27,035            24,284
   Projects under construction                     87,503           104,470
   Residential lots under development              11,452            15,120
   Less:  accumulated depreciation                (15,483)          (19,134)
                                                 --------          --------

     Total properties                             219,861           296,582
                                                 --------          --------
CASH AND CASH EQUIVALENTS, at cost which
   approximates market                              1,552               132

NOTES AND OTHER RECEIVABLES                        53,868            53,027

INVESTMENT IN UNCONSOLIDATED JOINT VENTURES       137,260           134,268

OTHER ASSETS                                        5,465             8,789
                                                 --------          --------
       TOTAL ASSETS                              $418,006          $492,798
                                                 ========          ========

LIABILITIES AND STOCKHOLDERS' INVESTMENT
----------------------------------------

NOTES PAYABLE                                    $113,434          $186,460

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES           22,681            19,008

MINORITY INTERESTS IN CONSOLIDATED ENTITIES         3,837                 9

DEPOSITS AND DEFERRED INCOME                          376               333
                                                 --------          --------
       TOTAL LIABILITIES                          140,328           205,810
                                                 --------          --------
STOCKHOLDERS' INVESTMENT
   Common stock, $1 par value,  authorized
     50,000,000 shares; issued 28,222,639
     shares at December 31, 1995 and
     28,771,189 shares at September 30, 1996       28,223            28,771
   Additional paid-in capital                     153,265           162,132
   Cumulative undistributed net income             96,190            96,085
                                                 --------          --------
       TOTAL STOCKHOLDERS' INVESTMENT             277,678           286,988
                                                 --------          --------
       TOTAL LIABILITIES AND STOCKHOLDERS'
         INVESTMENT                              $418,006          $492,798
                                                 ========          ========







The accompanying notes are an integral part of these consolidated balance sheets.



            COUSINS PROPERTIES INCORPORATED AND CONSOLIDATED ENTITIES
                        CONSOLIDATED STATEMENTS OF INCOME
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1996
                                   (UNAUDITED)
                   ($ in thousands, except per share amounts)

                                               Three Months       Nine Months
                                                   Ended            Ended
                                               September 30,     September 30,
                                             ----------------  ----------------
                                               1995     1996     1995     1996
                                             -------  -------  -------  -------
REVENUES:
   Rental property revenues                  $ 4,844  $ 8,457  $13,867  $21,827
   Development and construction fees           2,804       55    3,305    1,380
   Management fees                               547      787    1,648    1,959
   Leasing and other fees                        421      110    1,743    1,362
   Residential lot and outparcel sales         5,469    2,218    7,595    9,688
   Interest and other                          1,245    1,185    3,581    3,974
                                             -------  -------  -------  -------
                                              15,330   12,812   31,739   40,190
                                             -------  -------  -------  -------
INCOME FROM UNCONSOLIDATED JOINT VENTURES      3,467    4,362   10,336   12,926
                                             -------  -------  -------  -------
COSTS AND EXPENSES:
   Rental property operating expenses          1,119    1,784    3,227    4,946
   General and administrative expenses         1,801    2,286    5,819    6,581
   Depreciation and amortization               1,088    1,835    3,208    4,729
   Leasing and other commissions                  13       29       18       41
   Stock appreciation right expense              308      752      493      440
   Residential lot and outparcel cost of sales 5,142    2,489    7,085    9,522
   Interest expense                              123    1,583      377    3,959
   Property taxes on undeveloped land            286      408      740      901
   Other                                         502      174    1,138      992
                                             -------  -------  -------  -------
                                              10,382   11,340   22,105   32,111
                                             -------  -------  -------  -------
INCOME FROM OPERATIONS BEFORE INCOME TAXES
   AND GAIN ON SALE OF INVESTMENT PROPERTIES   8,415    5,834   19,970   21,005

PROVISION (BENEFIT) FOR INCOME TAXES FROM
   OPERATIONS                                    562     (808)     803     (864)
                                             -------  -------  -------  -------
INCOME FROM OPERATIONS BEFORE GAIN ON SALE
   OF INVESTMENT PROPERTIES                    7,853    6,642   19,167   21,869

GAIN ON SALE OF INVESTMENT PROPERTIES, NET OF
   APPLICABLE INCOME TAX PROVISION             1,746      397    1,746    1,017
                                             -------  -------  -------  -------
NET INCOME                                   $ 9,599  $ 7,039  $20,913  $22,886
                                             =======  =======  =======  =======

NET INCOME PER SHARE                         $   .34  $   .25  $   .75  $   .80
                                             =======  =======  =======  =======

CASH DIVIDENDS DECLARED PER SHARE            $   .24  $   .27  $   .72  $   .81
                                             =======  =======  =======  =======

WEIGHTED AVERAGE COMMON EQUIVALENT SHARES     28,027   28,610   27,941   28,431
                                             =======  =======  =======  =======




The accompanying notes are an integral part of these consolidated statements.



            COUSINS PROPERTIES INCORPORATED AND CONSOLIDATED ENTITIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1996
                                   (UNAUDITED)
                                ($ in thousands)

                                                              1995      1996
                                                            -------   --------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Income from operations before gain on
    sale of investment properties                           $19,167   $ 21,869
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization, net of
        minority interests' share                             3,099      4,729
      Stock appreciation right expense                          493        440
      Cash charges to expense accrual for stock
        appreciation rights                                    (103)      (959)
      Effect of recognizing rental revenues on
        a straight-line basis                                   (90)        32
      Deferred income received                                1,673         --
      Deferred income recognized                             (2,800)        --
      Income from unconsolidated joint ventures             (10,336)   (12,926)
      Operating distributions from unconsolidated
        joint ventures                                       11,220     13,098
      Residential lot and outparcel cost of sales             6,832      9,145
      Changes in other operating assets and liabilities:
        Change in other receivables                              60     (1,026)
        Change in accounts payable and accrued liabilities    1,040      4,152
                                                            -------   --------
Net cash provided by operating activities                    30,255     38,554
                                                            -------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Property acquisition and development expenditures        (63,925)  (102,404)
   Collection of notes receivable                               744     27,596
   Investment in notes receivable                                --    (26,031)
   Change in other assets, net                                1,213     (3,701)
   Investment properties cost of sales                        1,051      2,174
   Non-operating distributions from unconsolidated
     joint ventures                                           1,226      1,408
   Cash portion of exchange transaction                          --      1,092
   Gain on sale of investment properties, net of
     applicable income tax provision                          1,746      1,017
   Investment in unconsolidated joint ventures               (8,671)      (268)
                                                            -------   --------
Net cash used in investing activities                       (66,616)   (99,117)
                                                            -------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from other notes payable                         51,500     81,048
   Repayment of line of credit                              (58,373)   (53,651)
   Proceeds from line of credit                              57,241     48,965
   Dividends paid                                           (20,100)   (22,991)
   Common stock sold, net of expenses                         3,581      9,108
   Repayment of other notes payable                            (238)    (3,336)
                                                            -------   --------
Net cash provided by financing activities                    33,611     59,143
                                                            -------   --------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                                  (2,750)          (1,420)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD              3,407      1,552
                                                            -------   --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $   657   $    132
                                                            =======   ========




The accompanying notes are an integral part of these consolidated statements.

            COUSINS PROPERTIES INCORPORATED AND CONSOLIDATED ENTITIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION
--------------------------
         The Consolidated Financial Statements include the accounts of Cousins Properties Incorporated ("Cousins") and its majority owned partnerships, as well as Cousins Real Estate Corporation ("CREC") and its subsidiaries. All of the entities included in the Consolidated Financial Statements are hereinafter referred to collectively as the "Company."

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

         The Consolidated Financial Statements were prepared by the Company without audit, but in the opinion of management reflect all adjustments necessary for the fair presentation of the Company's financial position as of September 30, 1996, and results of operations for the nine month periods ended September 30, 1995 and 1996. Results of operations for the interim 1996 period are not necessarily indicative of results expected for the full year. While certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, the Company believes that the disclosures herein are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the
Consolidated Financial Statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995. The accounting policies employed are the same as those shown in Note 1 to the Consolidated Financial Statements included in the Form 10-K.

2.   SUPPLEMENTAL INFORMATION CONCERNING CASH FLOWS
---------------------------------------------------
         Interest (net of $3,469,000 and $4,642,000 capitalized in 1995 and 1996, respectively) and income taxes paid were as follows for the nine months ended September 30, 1995 and 1996 ($ in thousands):

                                                1995        1996
                                                ----        ----

                  Interest paid                 $568       $3,765
                  Income taxes paid             $201       $   53

         In January 1996, in conjunction with the exchange of certain partnership interests, approximately $3,825,000 was transferred from Minority Interests in Consolidated Entities to Operating Properties ($3,283,000) and Projects Under Construction ($542,000); and approximately $1,688,000 was transferred from Investment in Unconsolidated Joint Ventures to Operating Properties.

3.   COSTS CAPITALIZED AND FEES ELIMINATED IN CONSOLIDATION
-----------------------------------------------------------
         Development, construction, and leasing fees received by CREC and its subsidiaries from Cousins and Cousins' majority owned joint ventures are eliminated in consolidation. Costs related to planning, development, leasing and construction of properties (including related general and administrative expenses) are capitalized. The table below shows the fees eliminated, the internal costs capitalized related to these fees, and the additional internal costs capitalized by CREC to its own residential developments for the nine months ended September 30, 1995 and 1996 ($ in thousands):

                                                            1995     1996
                                                           ------   ------
         Intercompany fees eliminated in consolidation $3,775 $2,995 Internal costs capitalized in consolidation
           related to intercompany fees                    $1,919   $1,717
         Internal costs capitalized to CREC
           residential developments                        $  355   $  376

4.   NOTES PAYABLE AND INTEREST EXPENSE
---------------------------------------

     At December 31, 1995 and September 30, 1996, the composition of notes payable was as follows ($ in thousands):

                               December 31, 1995             September 30, 1996
                       ------------------------------   --------------------------------
                                   Share of                        Share of
                               Unconsolidated                  Unconsolidated
                       Company Joint Ventures   Total   Company Joint Ventures    Total
                       ------- -------------- --------  ------- --------------   -------
Fixed Rate Mortgages
   (non-recourse)     $ 80,564     $64,759    $145,323  $158,276     $76,099     $234,375
Floating Rate Lines
   of Credit            32,870      23,153      56,023    28,184      22,081       50,265
                      --------     -------    --------  --------     -------     --------
                      $113,434     $87,912    $201,346  $186,460     $98,180     $284,640
                      ========     =======    ========  ========     =======     ========


         Effective July 1, 1996, the Company amended and extended its existing line of credit. The line amount is $50 million initially and increases to $100 million on January 1, 1997. The line is unsecured, bears interest tied to the Federal Funds rate and matures June 30, 1997.

     For the three and nine months ended September 30, 1996, interest expense was recorded as follows ($ in thousands):

                                        Three Months Ended                      Nine Months Ended
                                        September 30, 1996                      September 30, 1996
                               ---------------------------------      -------------------------------------
                                             Share of                                 Share of
                                          Unconsolidated                           Unconsolidated
                               Company    Joint Ventures    Total      Company     Joint Ventures    Total
                               -------    --------------    -----      -------     --------------    -----
     Interest Expensed         $1,583        $1,669        $3,252      $3,959         $4,854        $ 8,813
     Interest Capitalized       1,498           155         1,653       4,642            436          5,078
                               ------        ------        ------      ------         ------        -------
                               $3,081        $1,824        $4,905      $8,601         $5,290        $13,891
                               ======        ======        ======      ======         ======        =======

         During the third quarter of 1996, interest was capitalized related to the Company's and the Company's share of unconsolidated joint venture projects under construction which had an average balance of $91 million.

5.   ACQUISITIONS
-----------------
         The Lea Richmond Company And The Richmond Development Company
         -------------------------------------------------------------

         On July 16, 1996, Cousins acquired the medical office building development and management operations of The Lea Richmond Company and The Richmond Development Company. The purchase price for the acquisition was $1.8 million plus contingent future payments of up to an additional $1 million (of which $200,000 was paid through September 30, 1996), subject to commencement of development of certain medical office building projects.

         615 Peachtree Street
         --------------------

         On August 16, 1996, Cousins acquired 615 Peachtree Street, a 147,000 square foot downtown Atlanta office building, located at the intersection of Peachtree Street and North Avenue across from NationsBank Plaza. The 12-story office building was purchased for $11.1 million plus a contingent future payment of up to an additional $1 million.

         One Independence Center
         -----------------------

         Cousins has contracted to acquire the One Independence Center project, a 521,000 rentable square foot office building located at the intersection of Trade and Tryon in the central business district of Charlotte, North Carolina. The purchase price is approximately $69.3 million and closing is expected to occur in the fourth quarter of 1996. The acquisition includes the 20-story office building, a 330 car underground parking deck, and an adjacent development parcel.

PART I.  FINANCIAL INFORMATION
------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for the Three and Nine Months Ended September 30, 1995 and 1996.

Results of Operations:
----------------------

         Rental Property Revenues and Operating Expenses. Rental property revenues were approximately $3,613,000 and $7,960,000 higher in the three and nine month 1996 periods, respectively. The increase was due in part to rental property revenues from four retail centers, Lawrenceville MarketCenter ($869,000 and $2,407,000, in the three and nine month 1996 periods, respectively), Lovejoy Station ($199,000 and $529,000, in the three and nine month 1996 periods, respectively), Colonial Plaza MarketCenter ($973,000 and $2,114,000, in the three and nine month 1996 periods, respectively) and Mansell Crossing Phase II ($181,000 and $382,000, in the three and nine month 1996 periods, respectively), which became partially operational in October 1995, December 1995, March 1996 and March 1996, respectively. Two other retail centers also favorably impacted results: North Point MarketCenter rental property revenues increased $167,000 and $516,000 in the three and nine month 1996 periods, respectively, due to increases from Phase II which became partially operational in July 1995, and Presidential MarketCenter rental property revenues increased $234,000 and $566,000 in the three and nine month 1996 periods, respectively, due to the lease-up of Phase I and from Phase II as it became partially operational in June 1996. Rental property revenues were negatively impacted by approximately $86,000 and $254,000 in the three and nine month 1996 periods, respectively, due primarily to the termination of one tenant at Perimeter Expo in February 1996 which was replaced by a better credit tenant whose lease commenced in August 1996.

         In addition, $72,000 and $297,000 of the increase in rental property revenues for the three and nine month 1996 periods, respectively, was due to revenue from 24 acres of the Georgia Highway 400 land being ground leased to freestanding users. During the nine month 1995 period, revenue was being recognized from only 18 acres of the Georgia Highway 400 land. The acquisition of the 615 Peachtree Street office building in July 1996 also favorably impacted rental property revenues by approximately $369,000 in both 1996 periods (see
Note 5). Further contributing to the increase in rental property revenues was the lease-up of the First Union Tower (increases of approximately $69,000 and $242,000, in the three and nine month 1996 periods, respectively) and 100 North Point Center East which became partially operational in April 1996 (increases of approximately $578,000 and $912,000, in the three and nine month 1996 periods, respectively).

         Rental property operating expenses increased approximately $665,000 and $1,719,000 in the three and nine month 1996 periods, respectively, which increases were primarily related to the occupancy of the retail centers discussed above and 100 North Point Center East, as well as the acquisition of the 615 Peachtree Street office building.

         Development and Construction Fees. Development and construction fees decreased $2,749,000 and $1,925,000 in the three and nine month 1996 periods, respectively. The decrease in both periods was due primarily to the recognition of development income from the Dusseldorf joint venture's office building project in 1995. Due to the release of certain completion guarantees related to the building, approximately $2,604,000 of previously deferred development income was recognized in September 1995. Also contributing to the decrease in the three month 1996 period was a decrease in development and construction fees received from Wildwood Associates (approximately $128,000) primarily related to the 4100 and 4300 Wildwood Parkway office buildings which were substantially complete in the second quarter of 1996. The development and construction fees received from Wildwood Associates also partially offset the decrease in the nine month 1996 period by approximately $148,000 which also was due primarily to the fees related to the 4100 and 4300 Wildwood Parkway office buildings. These decreases were partially offset by additional development income received from the Dusseldorf project discussed above (approximately $43,000 and $777,000 in the three and nine month 1996 periods, respectively).

         Management Fees. Management fees increased approximately $240,000 and $311,000 in the three and nine month 1996 periods, respectively. The increase in both periods was primarily due to the acquisition of the management contracts of The Lea Richmond Company in July 1996 (see Note 5), which contributed approximately $180,000 of management fees in both periods.

         Leasing and Other Fees. Leasing and other fees decreased approximately $311,000 and $381,000 in the three and nine month 1996 periods, respectively. The decrease in both periods was primarily due to decreases of approximately $162,000 and $354,000 in leasing fees recognized by the Company's retail division from third party developments in the three and nine month 1996 periods, respectively. Also contributing to the decrease in the nine month 1996 period was a decrease of approximately $311,000 in leasing fee income from NationsBank Plaza. The decrease in the nine month 1996 period was partially offset by an increase of approximately $447,000 in leasing fee income from Wildwood Associates. In the three month 1996 period, leasing fee income from Wildwood Associates decreased by approximately $79,000.

         Residential Lot and Outparcel Sales and Cost of Sales. Residential lot and outparcel sales decreased approximately $3,251,000 in the three month 1996 period and increased approximately $2,093,000 in the nine month 1996 period. The decrease in the three month 1996 period was primarily due to a decrease in residential lot sales from 114 lots sold in the three month 1995 period to 30 lots sold in the three month 1996 period. The 1995 periods were favorably impacted by the higher than normal level of lot sales which occurred when one of the residential developments opened during this period. The decrease was partially offset by an increase in outparcel sales (approximately $580,000). The number of outparcels sold increased from none in the three month 1995 period to one in the three month 1996 period.

         The increase in the nine month 1996 period was primarily due to an increase in outparcel sales (approximately $2,216,000). The number of outparcels sold increased from one in the nine month 1995 period to five in the nine month 1996 period. The increase in the nine month 1996 period was partially offset by a decrease in residential lot sales from 152 lots sold in the nine month 1995 period to 151 lots sold in the nine month 1996 period.

         Residential lot and outparcel cost of sales decreased approximately $2,653,000 in the three month 1996 period and increased approximately $2,437,000 in the nine month 1996 period due to the decreases and increases in sales discussed above. Both 1996 periods were also impacted by a $500,000 writedown of one residential development because of changes in lot sales price assumptions.

         Interest and Other Income. Interest and other income decreased approximately $60,000 in the three month 1996 period and increased approximately $393,000 in the nine month 1996 period. The decrease in the three month 1996 period was due to interest of $71,000 on tax refunds received in the three month 1995 period. No similar interest was received in the three month 1996 period. The increase in the nine month 1996 period was due to an increase in interest income received from temporary investments made with proceeds received from the $80 million CSC Associates, L.P. financing completed in February 1996.

         Income from Unconsolidated Joint Ventures. (All amounts reflect the Company's share of joint venture income.) Income from unconsolidated joint ventures increased approximately $895,000 and $2,590,000 in the three and nine month 1996 periods, respectively.

         Income from Wildwood Associates increased approximately $511,000 and $1,286,000 in the three and nine month 1996 periods, respectively. Results in 1996 were favorably impacted by decreases in interest expense (approximately $236,000 and $852,000 in the three and nine month 1996 periods, respectively) which were due primarily to the refinancings of two mortgage notes in December 1995.

         In March 1996, the 4100 and 4300 Wildwood Parkway Buildings became partially operational for financial reporting purposes which increased income before depreciation, amortization and interest expense by approximately $289,000 and $489,000 in the three and nine month 1996 periods, respectively. The income before depreciation, amortization and interest expense of the 2500 Windy Ridge Parkway Building decreased approximately $187,000 and $537,000 in the three and nine month 1996 periods, respectively, primarily due to the expiration of a tenant's lease which was replaced with another tenant with less square footage at a lower rate. Additionally, increases in income before depreciation, amortization and interest expense from the 2300 Windy Ridge Parkway and 3200 Windy Hill Road Buildings contributed to the increases by $250,000 and $438,000 in the three and nine month 1996 periods, respectively.

         Income from CSC Associates, L.P. increased approximately $129,000 and $509,000 in the three and nine month 1996 periods, respectively, due to the continued lease-up of NationsBank Plaza (increases of $172,000 and $685,000 in income before depreciation, amortization and interest expense in the three and nine month 1996 periods, respectively). These increases were partially offset by increases in depreciation and amortization of approximately $43,000 and $140,000 in the three and nine month 1996 periods, respectively, which were also due to an increase in the lease-up.

         Income from Haywood Mall Associates increased approximately $329,000 and $502,000 in the three and nine month 1996 periods, respectively, due to increases in income before depreciation, amortization and interest expense resulting from the completion and lease-up of the expansion of Haywood Mall (increases of approximately $331,000 and $702,000 in the three and nine month 1996 periods, respectively). The increases in income before depreciation, amortization and interest expense were partially offset by increases in depreciation and amortization of approximately $2,000 and $200,000 in the three and nine month 1996 periods, respectively, which were also due to the expansion of Haywood Mall.

         Income from Temco Associates increased approximately $10,000 and $440,000 in the three and nine month 1996 periods, respectively. In March 1996, Temco Associates exercised an option to purchase 240 acres of land which it simultaneously sold. CREC's share of the gain on the sale was $430,000.

         Income from Hickory Hollow Associates decreased $111,000 and $258,000 in the three and nine month 1996 periods, respectively, due to two outparcel sales in April and September 1995. No similar outparcel sales occurred in 1996.

         Income from CC-JM II Associates increased approximately $23,000 and $118,000 in the three and nine month 1996 periods, respectively. These increases were due to the John Marshall II office building becoming fully operational for financial reporting purposes in late January 1996.

         General and Administrative Expenses. General and administrative expenses increased approximately $485,000 and $762,000 in the three and nine month 1996 periods, respectively. The increases were primarily related to inflationary cost increases, the Company's expansion and the acquisition of The Lea Richmond Company and The Richmond Development Company in July 1996 (see Note
5).

         Depreciation and Amortization. Depreciation and amortization increased approximately $747,000 and $1,521,000 in the three and nine month 1996 periods, respectively. The increases were due to the retail centers and 100 North Point Center East becoming operational as discussed above and the acquisition of the 615 Peachtree Street office building (see Note 5).

         Stock Appreciation Right Expense. Stock appreciation right expense increased approximately $444,000 in the three month 1996 period and decreased approximately $53,000 in the nine month 1996 period. This non-cash item is primarily related to vesting of stock appreciation rights and to the Company's stock price, which was $17.375, $17.75, and $18.25 at December 31, 1994, June 30, 1995 and September 30, 1995, respectively; and $20.25, $19.625 and $22.00 at
December 31, 1995, June 30, 1996 and September 30, 1996, respectively.

         Interest Expense. Interest expense increased approximately $1,460,000 and $3,582,000 in the three and nine month 1996 periods, respectively. Interest expense before capitalization increased to $3,081,000 and $8,601,000 in the three and nine month 1996 periods, respectively, from $1,687,000 and $3,846,000 in the three and nine month 1995 periods, respectively, due to higher debt levels. Also, during the third quarter of 1995, $50 million of floating rate debt was replaced with long term fixed rate debt at higher interest rates. The overall increase in interest expense in the nine month 1996 period was partially offset by increased interest capitalization because of a higher level of projects under development. The amount of interest capitalized to projects under development (a reduction of interest expense) increased to $4,642,000 from $3,469,000 in the nine month 1996 period and decreased to $1,498,000 from $1,564,000 in the three month 1996 period.

     Other  Expenses.   Other  expenses  decreased  approximately  $328,000  and
$146,000 in the three and nine month 1996 periods, respectively. The decreases were due to decreases in predevelopment expense.

         Provision (Benefit) For Income Taxes From Operations. The provision (benefit) for income taxes from operations decreased approximately $1,370,000 and $1,667,000 in the three and nine month 1996 periods, respectively. The provision (benefit) for income taxes from operations decreased in both periods due primarily to a decrease in CREC and its subsidiaries' income before income taxes and gain on sale of investment properties of $4,094,000 and $4,936,000 in the three and nine month 1996 periods, respectively, resulting in a net loss for CREC and its subsidiaries (and hence an income tax benefit) in both periods. The decrease in CREC and its subsidiaries' income before income taxes and gain on sale of investment properties was due primarily to a decrease in development and leasing fees received by CREC and its subsidiaries including a decrease in development income from the Dusseldorf project as discussed above. Certain development and leasing fees recorded on CREC and its subsidiaries' books is intercompany fee income which is eliminated in consolidation, but the tax effect is not, and such intercompany fees also decreased in both 1996 periods. The decrease in the provision (benefit) for income taxes from operations was partially offset by state income tax refunds received in 1995 related to a successful judicial appeal by Cousins of an assessment paid in 1992. No similar refunds were received in 1996.

         Gain on Sale of Investment Properties. Gain on sale of investment properties decreased approximately $1,349,000 and $729,000 in the three and nine month 1996 periods, respectively, which was due to a decrease in the number of sales in both periods. The $1,017,000 gain in the nine month 1996 period was from the sale of a 2.7 acre site at North Point in May 1996 and the sale of the Company's 50% interest in the Norfolk parking agreement in July 1996. The $1,746,000 gain on sale of investment properties in the nine month 1995 period included the following: the August 1995 sale of the approximately 1 acre parcel proximate to the CNN Center in downtown Atlanta, the September 1995 sale of a
6.2 acre parcel in West Cobb County, Georgia and the September 1995 simultaneous purchase and sale of a 78 acre parcel adjacent to the Company's Bradshaw Farm residential development in suburban Atlanta.

Liquidity and Capital Resources:

         Financial Condition. The Company's debt (including its pro rata share of unconsolidated joint venture debt) was 31% of total market capitalization at September 30, 1996. As discussed in Note 4, the Company amended and extended the maturity date of its line of credit in July 1996.

         The Company has development and acquisition projects in various stages. The Company currently intends to finance these projects, as well as the completion of projects currently under construction, using its existing line of credit, long-term non-recourse financing on the Company's unleveraged projects and other financings as market conditions warrant. In September 1996, the Company filed a shelf registration statement with the Securities and Exchange Commission ("SEC") for the offering from time to time of up to $200 million of common stock, warrants to purchase common stock and debt securities. The SEC declared the registration statement effective on October 4, 1996.

         Cash Flows. Net cash provided by operating activities for the nine month 1996 period was $38.6 million, an increase of $8.3 million from $30.3 million in the nine month 1995 period. The increase resulted primarily from an improvement in net income of $2.7 million. Additionally, non-cash charges consisting of depreciation and amortization and residential lot and outparcel cost of sales included in net income for the nine month 1996 period increased $3.9 million from the nine month 1995 period. Operating distributions from unconsolidated joint ventures also favorably impacted the nine month 1996 period by an increase of $1.9 million from the nine month 1995 period.

         Net cash used in investing activities for the nine month 1996 period was $99.1 million, an increase of $32.5 million from $66.6 million in the nine month 1995 period. The increase in net cash used in investing activities resulted primarily from an increase in property acquisition and development expenditures (approximately $38.5 million) which included the acquisitions discussed in Note 5 and the completion of projects currently under construction. The increase in net cash used in investing activities was partially offset by a decrease of $8.4 million in investment in unconsolidated joint ventures. In the nine month 1995 period, the Company contributed $5.3 million to Haywood Mall Associates to fund the expansion of the mall (see Note 5 of "Notes to Consolidated Financial Statements" in the Company's annual report on Form 10-K for the year ended December 31, 1995) and $2.6 to CC-JM II Associates to fund its share of the equity in the partnership. No similar contributions were made in the nine month 1996 period. Also offsetting the increase in net cash used in investing activities in the nine month 1996 period was the $1.1 million cash portion of an exchange transaction (see Note 2).

         Net cash provided by financing activities for the nine month 1996 period was $59.1 million, an increase of $25.5 million from $33.6 million in the nine month 1995 period. The increase is attributable to an increase in proceeds from other notes payable of approximately $29.5 million. In the nine month 1995 period, the Company completed two financings for approximately $51.5 million as compared to one financing in the nine month 1996 period for approximately $80 million. The proceeds from line of credit decreased $8.3 million and the repayment of line of credit increased $4.7 million in the nine month 1996 period due to the use of the proceeds from the $80 million financing instead of the line of credit. Common stock sold increased $5.5 million and dividends paid increased $2.9 million in the nine month 1996 period which are both due to an increase in the number of shares outstanding and an increase in the cash dividends per share from $.72 per share in the nine month 1995 period to $.81 per share in the nine month 1996 period. The common stock sold was from reinvestment of dividends by stockholders through the Company's Dividend Reinvestment Plan and stock option exercises.

Supplemental Financial Information:

         Depreciation and amortization expense, net of minority interests' share, included the following components for the three and nine months ended September 30, 1996 ($ in thousands):

                                                  Three Months Ended                     Nine Months Ended
                                                  September 30, 1996                    September 30, 1996
                                           --------------------------------      --------------------------------
                                                        Share of                              Share of
                                                     Unconsolidated                        Unconsolidated
                                           Company   Joint Ventures    Total     Company   Joint Ventures   Total
                                           -------   --------------   ------     -------   --------------   ------

         Furniture, fixtures and equipment $   82        $    2       $   84     $  209        $    36     $   245
         Deferred financing costs              --             3            3         --              8           8
         Goodwill and related business
           acquisition costs                  103            10          113        232             36         268
         Real estate related:
           Building (including tenant
              first generation)             1,605         2,283        3,888      4,164          6,677      10,841
           Tenant second generation            45           250          295        124            729         853
                                           ------        ------       ------     ------         ------     -------
                                           $1,835        $2,548       $4,383     $4,729         $7,486     $12,215
                                           ======        ======       ======     ======         ======     =======


         Exclusive of new developments and purchases of furniture, fixtures and equipment, the Company had the following capital expenditures during the three and nine months ended September 30, 1996, including its share of unconsolidated joint ventures ($ in thousands):

                                    Three Months Ended     Nine Months Ended
                                    September 30, 1996     September 30, 1996
                                   ---------------------  --------------------
                                   Office  Retail  Total  Office  Retail Total
                                   ------  ------  -----  ------  ------------

 Second generation related costs    $285    $--    $285    $749    $--   $749
 Building improvements                --     --      --      --     --     --
                                    ----    ---    ----    ----    ---   ----

                                    $285    $--    $285    $749    $--   $749
                                    ====    ===    ====    ====    ===   ====


 PART II.  OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K

                  (a)      Exhibits

                           27       Financial Data Schedule



                  (b)      Reports on Form 8-K

                           There were no reports on Form 8-K filed by the Registrant during the fiscal quarter ended September 30, 1996.

                                   SIGNATURES









Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            COUSINS PROPERTIES INCORPORATED
                                            Registrant



                                             /s/ Kelly H. Barrett
                                            ----------------------------------
                                            Kelly H. Barrett
                                            Vice President and Controller
                                            (Authorized Officer)
                                            (Principal Accounting Officer)








November 12, 1996