Form 10-K
period 1996-12-31
COUSINS PROPERTIES INC
filed 1997-03-25
CIK 25232

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996      Commission file number 2-20111

                         COUSINS PROPERTIES INCORPORATED
                              A GEORGIA CORPORATION
                  I.R.S. EMPLOYER IDENTIFICATION NO. 58-0869052
                            2500 WINDY RIDGE PARKWAY
                             ATLANTA, GEORGIA 30339
                             TELEPHONE: 770-955-2200

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

     As of March 11, 1997, 29,076,420 common shares were outstanding; and the aggregate market value of the common shares of Cousins Properties Incorporated held by nonaffiliates was $568,218,327.

               DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents have been incorporated by reference into the designated Part of this Form 10-K:

     Registrant's  Proxy Statement Part III,     Items 10, 11, 12 and 13
        dated March 28, 1997
     Registrant's Annual Report to               Part II, Items 5, 6, 7 and 8
        Stockholders for the year
        ended December 31, 1996

                                     PART I
Item 1.     Business
--------------------
         Corporate Profile
         Cousins Properties Incorporated (the "Registrant" or "Cousins") is a Georgia corporation, which since 1987 has elected to be taxed as a real estate investment trust ("REIT"). Cousins Real Estate Corporation ("CREC"), a taxable entity consolidated with the Registrant, owns, develops, and manages a portion of the Company's real estate portfolio. Cousins MarketCenters, Inc. ("CMC") is a subsidiary of CREC which develops retail shopping centers. The Registrant, together with CREC, CMC and CREC's other consolidated entities, is hereafter referred to as the "Company."
         Cousins is an Atlanta-based, fully integrated, self administered equity real estate investment trust. The Company has extensive experience in the real estate industry, including the acquisition, financing, development, management and leasing of properties. Cousins has been a public company since 1962, and its common stock trades on the New York Stock Exchange. The Company owns a portfolio of well-located, high-quality retail, office, medical office and residential developments and holds several tracts of strategically located undeveloped land. The Company's holdings are concentrated in the southeastern United States, primarily in the Atlanta area. The strategies employed to achieve the Company's investment goals include the development of properties which are substantially precommitted to quality tenants; maintaining high levels of occupancy within owned properties; the selective sale of assets and the acquisition of quality income-producing properties at attractive prices. The Company also seeks to be opportunistic and take advantage of normal real estate business cycles.
         Unless  otherwise  indicated,  the notes  referenced in the  discussion below are the "Notes to Consolidated Financial Statements" included in the financial section of the Registrant's 1996 Annual Report to Stockholders.
         Brief Description of Company Investments
         Office. As of March 15, 1997, the Company owns, directly and indirectly, equity interests of at least 50% in the following seventeen commercial office buildings:

                                                                                                    Company's
                                                  Metropolitan       Rentable              Ownership
 Property Description               Area           Square Feet       Interest
 --------------------               ----           -----------       --------
One Independence Center          Charlotte, NC        522,000          100%
First Union Tower                Greensboro, NC       319,000          100%
3100 Windy Hill Road             Atlanta              188,000          100% (a)
615 Peachtree Street             Atlanta              147,000          100%
200 North Point Center East      Atlanta              129,000          100%
100 North Point Center East      Atlanta              128,000          100%
333 North Point Center East      Atlanta              128,000          100% (b)
3301 Windy Ridge Parkway         Atlanta              106,000          100%
NationsBank Plaza                Atlanta            1,260,000           50%
3200 Windy Hill Road             Atlanta              685,000           50%
2300 Windy Ridge Parkway         Atlanta              634,000           50%
2500 Windy Ridge Parkway         Atlanta              313,000           50%
Ten Peachtree Place              Atlanta              259,000           50%
4200 Wildwood Parkway            Atlanta              250,000           50% (b)
John Marshall-II                 Washington, D.C.     224,000           50%
4300 Wildwood Parkway            Atlanta              150,000           50%
4100 Wildwood Parkway            Atlanta              100,000           50%
One Ninety One Peachtree         Atlanta            1,215,000          9.8%
                                                    ---------
                                                    6,757,000
                                                    =========

         (a)  See Item 2. Properties footnote (7) where ownership is discussed.
         (b)  Under construction or in early stages of leaseup.

         The weighted average leased percentage of these office buildings (excluding 333 North Point Center East and 4200 Wildwood Parkway both of which are currently under construction and One Ninety One Peachtree Tower as it is less than 50% owned by the Company) was approximately 96% as of March 15, 1997 and the leases expire as follows:

                                                                                                               2006
                                                                                                                 &
                     1997      1998      1999      2000      2001      2002      2003      2004      2005   Thereafter  Total
                     ----      ----      ----      ----      ----      ----      ----      ----      ----   ----------  -----


OFFICE
Consolidated:
-------------
Square Feet
  Expiring (d)       71,380   302,697    61,652   267,068   205,583    30,419    80,256    96,477         0    342,389  1,457,921(b)
% of Leased Space        5%       21%        4%       18%       14%        2%        6%        7%        0%        23%       100%
Annual Base
  Rent (a)          830,088 3,623,661   998,923 3,306,215 3,275,072   452,852   736,262 1,304,769         0  7,003,144 21,530,986
Annual Base Rent/
  Sq. Ft. (a)         11.63     11.97     16.20     12.38     15.93     14.89      9.17     13.52         0      20.45      14.77

Joint Venture:
--------------
Square Feet
  Expiring (d)      113,117   287,584    47,514   162,293   450,062   289,180    70,726    65,019   353,539  1,675,539  3,514,573(c)
% of Leased Space        3%        8%        1%        5%       13%        8%        2%        2%       10%        48%       100%
Annual Base
  Rent (a)        1,342,829 4,073,307   497,185 3,138,232 5,994,914 5,105,217 1,082,084 1,352,068 6,845,063 38,970,677 68,401,576
Annual Base Rent/
  Sq. Ft. (a)         11.87     14.16     10.46     19.34     13.32     17.65     15.30     20.79     19.36      23.26      19.46

Total (including only Company's 50% share of Owned Properties):
----------------------------------------------------------------
Square Feet
  Expiring (d)      127,939   446,489    85,409   348,215   430,614   175,009   115,619   128,987   176,770  1,180,159  3,215,210
% of Leased Space        4%       14%        3%       11%       13%        5%        3%        4%        6%        37%       100%
Annual Base
  Rent (a)        1,501,503 5,660,315 1,247,516 4,875,331 6,272,529 3,005,461 1,277,304 1,980,803 3,422,532 26,488,483 55,731,777
Annual Base Rent/
  Sq. Ft. (a)         11.74     12.68     14.61     14.00     14.57     17.17     11.05     15.36     19.36      22.44      17.33

(a) Annual base rent excludes the operating expense reimbursement portion of the rent payable. If the lease does not provide for pass through of such operating expense reimbursements, an estimate of operating expenses is deducted from the rental rate shown. The base rental rate shown is the estimated rate in the year of expiration. Amounts disclosed are in dollars.

(b) Rentable square feet leased as of March 15, 1997 out of 1,539,000 total rentable square feet.

(c) Rentable square feet leased as of March 15, 1997 out of 3,625,000 total rentable square feet.

(d) Except as follows, where a tenant has the option to cancel its lease without penalty, the lease expiration date used in the table above reflects the cancellation option date rather than the lease expiration date. One of the joint venture leases (50,242 square feet) has the right to terminate during 1998, if notice is given by April 1, 1997. As of March 23, 1997, no notice had been received.

         The weighted average remaining lease term of these fifteen office buildings was approximately 8 years as of March 31, 1997. Most of the Company's leases in these buildings provide for pass through of operating expenses, and base rents which escalate over time.
         Retail. As of March 15, 1997, the Company's retail portfolio includes the following eleven properties:

                                                      Rentable       Company's
                               Metropolitan        Square Feet       Ownership
   Property Description            Area          (Company Owned)      Interest
   --------------------        ------------      ---------------      --------
Colonial Plaza MarketCenter    Orlando, FL           493,000           100% (a)
Greenbrier MarketCenter        Chesapeake, VA        479,000           100%
North Point MarketCenter       Atlanta               398,000           100%
Presidential MarketCenter      Atlanta               362,000           100% (b)
Perimeter Expo                 Atlanta               171,000           100%
Los Altos MarketCenter         Long Beach, CA        157,000           100%
Mansell Crossing Phase II      Atlanta               103,000           100% (c)
Rivermont Station              Atlanta                90,000           100%
Abbotts Bridge Station         Atlanta                85,000           100% (d)
Lovejoy Station                Atlanta                77,000           100%
Haywood Mall                   Greenville, SC        330,000            50%
                                                   ---------
                                                   2,745,000
                                                   =========

         (a)  Includes 16,000 square feet not yet under construction.
         (b)  Includes 82,000 square feet currently under construction.
         (c)  Includes 32,000 square feet currently under construction.
         (d)  Under construction.

         The weighted average leased percentage of these eleven retail properties (excluding the properties under construction and Haywood Mall) was approximately 99% as of March 15, 1997, and the leases of these eleven properties (excluding only Haywood Mall) expire as follows:

                                                                                                   2006
                                                                                                     &
                   1997   1998      1999    2000      2001      2002    2003     2004    2005   Thereafter   Total
                   ----   ----      ----    ----      ----      ----    ----     ----    ----   ----------   -----
RETAIL
------
Square Feet
  Expiring         2,195  13,780    60,322  33,981   108,743    88,799   9,300   85,267  46,097  1,770,227  2,218,711(b)
% of Leased Space     0%      1%        3%      2%        5%        4%      0%       4%      2%        79%       100%
Annual Base
  Rent (a)        41,486 216,421 1,096,851 537,784 1,675,072 1,374,159 134,950  941,311 532,730 21,981,131 28,531,895
Annual Base Rent
  /Sq. Ft. (a)     18.90   15.71     18.18   15.83     15.40     15.47   14.51    11.04   11.56      12.42      12.86

(a) Annual base rent excludes the operating expense reimbursement portion of the rent payable and any percentage rents due. If the lease does not provide for pass through of such operating expense reimbursements, an estimate of operating expenses is deducted from the rental rate shown. The base rental rate shown is the rate in the year of expiration. Amounts disclosed are in dollars.

(b) Gross leasable area leased as of March 15, 1997 out of 2,414,000 total gross leasable area.

         The weighted average remaining lease term of these eleven retail properties (excluding only Haywood Mall) was approximately 14 years as of March 15, 1997. All of the major tenant leases in these retail properties have lease terms of 10 years or more from the date of initial occupancy and provide for pass through of operating expenses and base rents which escalate over time.

     Medical. As of March 15, 1997, the Company owned the following medical office property:
                                                                  Company's
                               Metropolitan        Rentable       Ownership
Property Description               Area           Square Feet      Interest
--------------------           ------------       -----------     ---------

Presbyterian Medical Center
  at University                Charlotte, NC         67,000         100% (a)

         (a) Under construction and in early stages of lease-up.

         Other. The Company's other real estate holdings include equity interests in approximately 472 acres of strategically located land held for investment and future development at North Point and Wildwood Office Park, the option to acquire the fee simple interest in approximately 11,300 acres of land through its Temco Associates joint venture, and two mortgage notes for $28 million which are secured by a 250,000 square foot office building in Washington, D.C. The terms of these two notes have some of the characteristics of an equity investment, and should provide a comparable return on investment (see Note 3).
         The Company's joint venture partners include IBM and affiliates of The Coca-Cola Company ("Coca-Cola"), NationsBank Corporation ("NationsBank"), Corporate Property Investors, Odyssey Partners, L.P., Temple-Inland Inc., Dutch Institutional Holding Company ("DIHC"), American General Corporation, and CarrAmerica Realty Corporation.
         The success of the Company's operations is dependent upon such unpredictable factors as the availability of satisfactory financing; general and local economic conditions; the activity of others developing competitive projects; the cyclical nature of the real estate industry; and zoning, environmental impact, and other government regulations.
         Refer to Item 2 hereof for a more detailed description of the Company's real estate properties. Significant Changes in 1996 Significant changes in the Company's business and properties during the year ended December 31, 1996 were as follows:

         Retail Properties. In March 1996, Colonial Plaza MarketCenter, a 493,000 square foot retail power center in Orlando, Florida and Mansell Crossing Phase II, a 103,000 square foot retail expansion adjacent to the Company's other North Point properties, became partially operational for financial reporting purposes. In June 1996, Presidential MarketCenter Phase II, an 82,000 square foot retail power center expansion in northeast suburban Atlanta became partially operational for financial reporting purposes. In October 1996, Greenbrier MarketCenter, a 479,000 square foot retail power center in
Chesapeake, Virginia became partially operational for financial reporting purposes. In November 1996, Los Altos MarketCenter, a 157,000 square foot retail power center located in Long Beach, California became partially operational for financial reporting purposes (construction commenced on this retail power center in January 1996).
         In November 1996, Lawrenceville MarketCenter, a 500,000 square foot retail power center located in northeast suburban Atlanta was sold to Equitable Real Estate Investment Management, Inc., acting on behalf of its client, a major state pension fund for a purchase price of $34,605,000. The gain on the sale, net of applicable income tax provision was approximately $10,651,000 (including depreciation recapture of approximately $715,000). The net proceeds were swapped in a tax-deferred exchange into the purchase of One Independence Center (see discussion below).
         Office Properties. Two office buildings, 100 and 200 North Point Center East, consisting of 128,000 and 129,000 rentable square feet, respectively, located adjacent to North Point Mall and the Company's retail properties in north central suburban Atlanta became partially operational for financial reporting purposes in April 1996 and November 1996, respectively. In March 1996, 4100 and 4300 Wildwood Parkway, two office buildings with a total of 250,000 rentable square feet owned by Wildwood Associates and located in Wildwood Office Park became partially operational for financial reporting purposes.
         In October 1996, Wildwood Associates commenced construction on 4200 Wildwood Parkway, a 250,000 square foot office building located adjacent to 4100 and 4300 Wildwood Parkway. In December 1996, the Company commenced construction on 333 North Point Center East, a 128,000 rentable square foot office building, adjacent to 100 and 200 North Point Center East.
         In May 1996, pursuant to the third amendment to the North Greene Associates partnership agreement, Weaver Downtown, L.P., the minority partner, sold its partnership interest to Cousins for $999,000. As a result, Cousins owns 100% of the First Union Tower, a 319,000 rentable square foot office building in Greensboro, North Carolina.
         During 1996 Cousins acquired two office buildings. In August 1996, Cousins acquired 615 Peachtree Street, a 147,000 rentable square foot downtown Atlanta office building, located across from NationsBank Plaza. The 12-story office building was purchased for $11.1 million plus a contingent future payment of up to an additional $1 million. In December 1996, Cousins acquired One Independence Center, a 522,000 rentable square foot office building (including an underground parking garage and an adjacent parking deck) located at the intersection of Trade and Tryon in the central business district of Charlotte, North Carolina for a purchase price of approximately $70.6 million. Cousins purchased the office building using approximately $34,612,000 of proceeds from the tax-deferred exchanges of Lawrenceville MarketCenter and an outparcel at North Point, $30,879,000 from the assumption of a mortgage note payable, $18,621,000 from an additional amount drawn down on the mortgage note payable (to bring the mortgage note payable to a total of $49,500,000) (see Note 4) and $2,426,000 of cash. Cousins also assumed $1,300,000 of municipal bonds related to the underground parking garage.
         Medical Properties. In July 1996, Cousins acquired the medical office building development and management operations of The Lea Richmond Company and The Richmond Development Company. The purchase price for the acquisition was $1.8 million plus contingent future payments of up to an additional $1 million (of which $200,000 was paid through December 31, 1996), subject to commencement of development of certain medical office projects. This new division of the Company commenced construction in July 1996 on the Presbyterian Medical Center at University, a 67,000 rentable square foot medical office building in Charlotte, North Carolina.
         Financings. On February 6, 1996, CSC Associates, L.P. ("CSC"), a joint venture formed by the Company and a wholly owned subsidiary of NationsBank, each as 50% partners, issued $80 million of 6.377% collateralized notes (the "Notes"). The Notes amortize in equal monthly installments of $590,680 based on a 20 year amortization schedule, and mature February 15, 2011. The Notes are non-recourse obligations of CSC and are secured by a Deed to Secure Debt, an Assignment of Rents and Security Agreement covering CSC's interest in the NationsBank Plaza building and related leases and agreements.
         CSC has loaned the $80 million proceeds of the Notes to the Company under a non-recourse loan (the "Cousins Loan") secured by the Company's interest in CSC under the same payment terms as those of the Notes. The Company paid all costs of issuing the Notes and the Cousins Loan, including a $400,000 fee to an affiliate of NationsBank Corporation. In addition, the Company pays a fee to an affiliate of NationsBank Corporation of .3% per annum of the outstanding principal balance of the Notes. Because CSC has loaned the $80 million proceeds of the Notes to the Company, the Notes and their related interest expense and maturities are disclosed as an obligation of the Company and are not included in the share of unconsolidated joint venture balances as disclosed in Note 4 or in
Note 5. (The related note receivable and interest income are also not included in Note 4.)
         Effective July 1, 1996, the Company amended and extended its line of credit. The line amount was $50 million through December 31, 1996, and increased to $100 million on January 1, 1997. The line is unsecured, bears interest tied to the Federal Funds rate and matures June 30, 1997.
         On April 1, 1996, CC-JM II Associates completed a $24,675,000, 17 year fully amortizing non-recourse mortgage note payable at a 7% interest rate. On December 16, 1996, Wildwood Associates completed the financing of the 3200 Windy Hill Road Building with a $70 million mortgage note payable at an 8.23% interest rate and maturity of January 1, 2007. Concurrent with the financing, Wildwood Associates paid down its line of credit to $0 and on January 16, 1997, made a cash distribution of $10 million to each partner.
         On January 7, 1997, WWA received a commitment for the financing of the 4100 and 4300 Wildwood Parkway Buildings which funded on March 20, 1997. The $30 million non-recourse mortgage note payable has an interest rate of 7.65% and term of fifteen years.
         Executive Offices
         The Registrant's executive offices are located at 2500 Windy Ridge Parkway, Suite 1600, Atlanta, Georgia 30339-5683. At December 31, 1996, the Company employed 150 people.

Item 2.     Properties

Table of Major Properties
         The following tables set forth certain information relating to major office and retail properties, stand alone retail lease sites, medical office properties and land held for investment and future development in which the Company has a 50% or greater ownership interest. All information presented is as of December 31, 1996, except percentage leased which is as of March 15, 1997. Dollars are stated in thousands.



                                                                                  Percentage
Description,               Year                               Rentable              Leased      Average
 Location               Development               Company's  Square Feet             as of       1996
 Zip Code               or Acquired   Partner     Interest    as Noted               1997      Occupancy
------------            -----------   -------     ---------  -----------          ----------   ---------
Office
------
Wildwood Office Park:
  Suburban Atlanta, GA
   2300 Windy
   Ridge Parkway
   30339-5671              1987          IBM          50%      634,000                98%           95%
                                                              12 Acres






   2500 Windy
   Ridge Parkway
   30339-5683              1985          IBM          50%      313,000                97%           85%
                                                               8 Acres
   3200 Windy
   Hill Road
   30339-5609              1991          IBM          50%      685,000                97%           96%
                                                              15 Acres


   3301 Windy Ridge
   Parkway
   30339-5685              1984          N/A         100%      106,000                80%           80%
                                                              10 Acres
   3100 Windy Hill
   Road
   30339-5605              1983          N/A          (7)      188,000               100%          100%
                                                              13 Acres





                                                                   Adjusted
                                                                   Cost and
                                                                   Adjusted
                                                                   Cost Less                  Debt
Description,                                          Major     Depreciation               Maturity
 Location                 Major Tenants (lease       Tenants'        and                      and
    and                    expiration/options        Rentable   Amortization       Debt     Interest
 Zip Code                      expiration)           Sq. Feet        (1)          Balance     Rate
------------              --------------------       --------   ------------      -------   --------
Office
------
Wildwood Office Park:
  Suburban Atlanta, GA
   2300 Windy
   Ridge Parkway
   30339-5671             IBM (2002/2012)             240,430      $ 77,058       $ 71,078     12/1/05
                          Georgia-Pacific Corporation  63,006      $ 52,998                      7.56%
                            (1997)
                          Electrolux (2000/2005)       62,576
                          Computer Associates          62,445
                            (2005/2010)
                          Financial Services Corporation
                            (2006/2011)(3)             55,604
                          Chevron USA (2005)(2)        50,242

   2500 Windy
   Ridge Parkway
   30339-5683             Coca-Cola Enterprises Inc.  165,180      $ 28,378       $ 25,412    12/15/05
                            (1998/2008)                            $ 18,252                      7.45%
   3200 Windy
   Hill Road
   30339-5609             IBM (2001/2011)(4)          436,539      $ 80,463       $ 70,000      1/1/07
                          Equifax (5) (1998/2003)      68,402      $ 62,521                      8.23%
                          W.H. Smith Inc.              41,858
                            (2002/2007)
   3301 Windy Ridge
   Parkway
   30339-5685             TSW International, Inc.      84,104      $ 10,377       $      0         N/A
                            (2003/2008) (6)                        $  6,854
   3100 Windy Hill
   Road
   30339-5605             IBM (1998/2003)             188,000      $17,416 (7)   $      0         N/A
                                                                   $17,416 (7)




                                                                                  Percentage
Description,               Year                               Rentable              Leased      Average
 Location               Development               Company's  Square Feet             as of       1996
 Zip Code               or Acquired   Partner     Interest    as Noted               1997      Occupancy
------------            -----------   -------     ---------  -----------          ----------   ---------
Office (Continued)
------------------
   4100 and 4300
   Wildwood Parkway
   30339-9999              1996          IBM          50%      250,000             100%           51%
                                                              13 Acres

   4200 Wildwood Parkway
   30339-9999              (10)          IBM          50%      250,000             (10)          (10)
                                                               8 Acres
NationsBank Plaza
  Atlanta, GA
  30308-2214               1992    NationsBank(5)     50% (11)1,260,000             92%           92%
                                                               4 Acres







First Union Tower
  Greensboro, NC
  27401-2167               1990          N/A         100%      319,000              94%           90%
                                                                1 Acre




Ten Peachtree Place
  Atlanta, GA
  30309-3814               1991     Coca-Cola (5)     50% (11) 259,000             100%          100%
                                                               5 Acres
John Marshall-II
  Suburban
   Washington, D.C.
   22102-3802              1996  CarrAmerica Realty   50%      224,000             100%           92%
 .                                  Corporation (5)             3 Acres

100 North Point Center East
  Suburban Atlanta, GA
  30202-4885               1995          N/A         100%      128,000             100%           63%
                                                               7 Acres






                                                                   Adjusted
                                                                   Cost and
                                                                   Adjusted
                                                                   Cost Less                  Debt
Description,                                           Major    Depreciation                Maturity
 Location                 Major Tenants (lease       Tenants'        and                      and
    and                    expiration/options        Rentable   Amortization       Debt     Interest
 Zip Code                      expiration)           Sq. Feet        (1)          Balance     Rate
------------              --------------------       --------   ------------      -------   --------
Office (Continued)
------------------
   4100 and 4300
   Wildwood Parkway
   30339-9999             Georgia-Pacific             250,000      $ 26,426       $      0(9) N/A (9)
                            Corporation (2012/2017)                $ 25,899
                            (6)(8)
   4200 Wildwood Parkway
   30339-9999             (10)                             (10)    $ 19,670       $      0         N/A
                                                                       (10)
NationsBank Plaza
  Atlanta, GA
  30308-2214              NationsBank(5)              572,742      $223,393       $   0(26)   N/A (26)
                            (2012/2042)                            $189,440
                          Ernst & Young LLP           188,175
                            (2007/2017)
                          Troutman Sanders            178,459
                            (2007/2017)
                          Paul Hastings (2012/2017)    68,980
                          Hunton & Williams            56,560
                            (2004/2009)
First Union Tower
  Greensboro, NC
  27401-2167              Smith Helms Mullis &         70,360      $ 33,594       $      0         N/A
                          Moore (2000/2015)                        $ 24,055
                          First Union Bank (5)         62,622
                            (2009/2019)
                          Halstead Industries          60,253
                            (2000/2005)
Ten Peachtree Place
  Atlanta, GA
  30309-3814              Coca-Cola (5) (2001/2006)   259,000      $ 23,474       $ 20,19611/30/01(12)
                                                                   $ 20,290                      8.00%
John Marshall-II
  Suburban
   Washington, D.C.
   22102-3802             Booz-Allen & Hamilton       224,000      $ 29,917       $ 24,288      4/1/13
 .                           (2011/2016)                            $ 28,889                      7.00%

100 North Point Center East
  Suburban Atlanta, GA
  30202-4885              Schweitzer-Mauduit           30,728      $ 12,935       $      0         N/A
                            International, Inc.                    $ 12,497
                            (2001/2007)
                          Green Tree Financial         21,914
                            (2006/2011)(6)



                                                                                  Percentage
Description,               Year                               Rentable              Leased      Average
 Location               Development               Company's  Square Feet             as of       1996
 Zip Code               or Acquired   Partner     Interest    as Noted               1997      Occupancy
------------            -----------   -------     ---------  -----------          ----------   ---------
Office (Continued)
------------------
200 North Point Center East
   Suburban Atlanta, GA
   30202-4885              1996          N/A         100%      129,000              93%           30%
                                                               7 Acres



333 North Point Center East
  Suburban Atlanta, GA
  30202-9999               (10)          N/A         100%      128,000             (10)          (10)
                                                               8 Acres
615 Peachtree Street
  Atlanta, GA
  30308-2312               1996          N/A         100%      147,000              89%      30% (13)
                                                               2 Acres
One Independence Center
  Charlotte, NC
  28246-1000               1996          N/A         100%      522,000              99%        8%(14)
                                                               2 Acres



Retail Centers and Malls
Haywood Mall
  Greenville, SC
  29607-2749             1977/1995    Corporate       50%    1,256,000              92%           86%
                                      Property                86 acres            overall          of
                                    Investors (5)             of which            84% of        owned
                                                           330,000 and              owned
                                                          21 acres are
                                                            owned (16)
Perimeter Expo
  Atlanta, GA
  30338-1519               1993          N/A         100%      291,000             100%           95%
                                                              19 acres            overall          of
                                                              of which            100% of     Company
                                                           171,000 and            Company       owned
                                                          10 acres are             owned
                                                              owned by
                                                           the Company






                                                                  Adjusted
                                                                  Cost and
                                                                  Adjusted
                                                                  Cost Less                   Debt
Description,                                          Major     Depreciation                Maturity
 Location                 Major Tenants (lease       Tenants'        and                      and
    and                    expiration/options        Rentable   Amortization       Debt     Interest
 Zip Code                      expiration)           Sq. Feet        (1)          Balance     Rate
------------              --------------------       --------   ------------      -------   --------
Office (Continued)
------------------
200 North Point Center East
   Suburban Atlanta, GA
   30202-4885             Alltel Telecom Information   48,168      $ 10,868       $      0         N/A
                            Services, Inc. (1999/2000)             $ 10,802
                          Motorola, Inc. (2001/2011)   26,897
                          APAC Teleservices, Inc.      22,409
                            (2004/2009)
333 North Point Center East
  Suburban Atlanta, GA
  30202-9999              N/A                             N/A      $  1,233       $      0         N/A
                                                                       (10)
615 Peachtree Street
  Atlanta, GA
  30308-2312              Wachovia (5)(1998/2007)      44,881      $ 11,725       $      0         N/A
                          McCann Erickson (1998)       28,967      $ 11,553
One Independence Center
  Charlotte, NC
  28246-1000              NationsBank (5)(2008/2028)  357,390 (15) $ 70,759       $ 49,500     11/1/07
                          Robinson Bradshaw & Hinson,  64,893      $ 70,538                      8.22%
                            P.A. (2004/2009)
                          Ernst & Young LLP (2001/2006)33,962
                          Transamerica (5)(1997)       30,736
Retail Centers and Malls
Haywood Mall
  Greenville, SC
  29607-2749              Sears (17)                      N/A      $ 49,716       $      0         N/A
                          J.C. Penney (17)                N/A      $ 37,573
                          Rich's (17)                     N/A
                          Belk (17)                       N/A
                          Dillard's (17)                  N/A

Perimeter Expo
  Atlanta, GA
  30338-1519              The Home Depot Expo (17)        N/A      $ 19,772       $ 21,259     8/15/05
                          Marshalls (2014/2029)        36,598      $ 18,458                      8.04%
                          Best Buy (2014/2029)         36,000
                          Linens `N Things (2014/2024) 30,351
                          Office Max (2013/2033)       23,500
                          The Sport Shoe (2004/2014)   14,348
                          Gap's Old Navy Store         13,939
                            (2002/2012)




                                                                                  Percentage
Description,               Year                               Rentable              Leased      Average
 Location               Development               Company's  Square Feet             as of       1996
 Zip Code               or Acquired   Partner     Interest    as Noted               1997      Occupancy
------------            -----------   -------     ---------  -----------          ----------   ---------
Retail Centers and Malls (Continued)
------------------------------------
North Point MarketCenter
  Suburban
   Atlanta, GA
   30202-4889            1994/1995       N/A         100%      514,000             100%           93%
                                                          60 Acres (18)
                                                              of which
                                                            398,000 and
                                                          49 acres are
                                                              owned by
                                                           the Company





Presidential MarketCenter
  Suburban
   Atlanta, GA
   30278-2149            1994/1996       N/A         100% 478,000 (19)           99% (19)    99% (19)
                                                              66 acres            overall          of
                                                              of which           99% (19)     Company
                                                          362,000 (19)           of Company     owned
                                                          and 49 acres           owned
                                                             are owned
                                                                by the
                                                               Company


Lovejoy Station
  Suburban
   Atlanta, GA
   30228-0458              1995          N/A         100%       77,000              95%           89%
                                                              12 Acres
Colonial Plaza MarketCenter
  Orlando, FL
   32803-5029              1996          N/A         100%      493,000              97%       67%(20)
                                                              49 Acres












                                                                  Adjusted
                                                                  Cost and
                                                                  Adjusted
                                                                  Cost Less                   Debt
Description,                                          Major     Depreciation                Maturity
 Location                 Major Tenants (lease       Tenants'        and                      and
    and                    expiration/options        Rentable   Amortization       Debt     Interest
 Zip Code                      expiration)           Sq. Feet        (1)          Balance     Rate
------------              --------------------       --------   ------------      -------   --------
Retail Centers and Malls (Continued)
------------------------------------
North Point MarketCenter
  Suburban
   Atlanta, GA
   30202-4889             Target (17)                     N/A      $ 27,021       $ 29,477     7/15/05
                          Babies "R" Us (2011/2031)    50,275      $ 24,847                      8.50%
                          Media Play (2010/2025)       48,884
                          Marshalls (2010/2025)        40,000
                          Rhodes (2011/2021)           40,000
                          Linens `N Things             35,000
                            (2005/2025)
                          United Artists (2014/2034)   34,733
                          Circuit City (2015/2030)     33,420
                          PETsMART (2009/2029)         25,465
                          Gap's Old Navy Store         17,000
                            (2001/2011)
Presidential MarketCenter
  Suburban
   Atlanta, GA
   30278-2149             Target (17)                     N/A      $ 19,588       $      0         N/A
                          Publix Super Market          56,146      $ 18,634
                            (2019/2044)
                          Carmike Cinemas(5)(2002/2032)44,565
                          HomeGoods, Inc. (2004/2014)  35,000
                          T.J. Maxx (2004/2014)        32,000
                          Marshalls (2010/2025)        30,000
                          MJDesigns (5) (2011/2026)    37,957
                          Office Depot, Inc.           31,628
                            (2011/2026)
Lovejoy Station
  Suburban
   Atlanta, GA
   30228-0458             Publix Super Market          47,955      $  6,033       $      0         N/A
                            (2016/2036)                            $  5,837
Colonial Plaza MarketCenter
  Orlando, FL
   32803-5029             Circuit City (2017/2037)     43,936      $ 37,899       $      0         N/A
                          Rhodes (2011/2026)           40,000      $ 37,299
                          Baby Superstore, Inc.
                            (2006/2021)                40,000
                          Stein Mart, Inc. (2007/2027) 36,000
                          Linens `N Things             35,458
                            (2012/2027)
                          Barnes & Noble Superstores   35,131
                            Inc. (2011/2021)
                          Luria's (2012/2027)          32,900




                                                                                  Percentage
Description,               Year                               Rentable              Leased      Average
 Location               Development               Company's  Square Feet             as of       1996
 Zip Code               or Acquired   Partner     Interest    as Noted               1997      Occupancy
------------            -----------   -------     ---------  -----------          ----------   ---------
Retail Centers and Malls (Continued)
------------------------------------
Colonial Plaza MarketCenter (Continued)





Mansell Crossing Phase II
  Suburban
   Atlanta, GA
   30202-4822              1996          N/A         100%      103,000             100%      74% (21)
                                                              13 Acres



Greenbrier MarketCenter
  Chesapeake, VA
   23327-2840              1996          N/A         100%      479,000              99%      38% (22)
                                                              44 Acres













Los Altos MarketCenter
  Long Beach, CA
   90815-3126              1996          N/A         100%      258,000             100%      16% (23)
                                                           19 Acres of
                                                          which 157,000
                                                          and 17 Acres
                                                          are owned by
                                                           the Company




                                                                 Adjusted
                                                                 Cost and
                                                                 Adjusted
                                                                 Cost Less                  Debt
Description,                                          Major     Depreciation                Maturity
 Location                 Major Tenants (lease       Tenants'        and                      and
    and                    expiration/options        Rentable   Amortization       Debt     Interest
 Zip Code                      expiration)           Sq. Feet        (1)          Balance     Rate
------------              --------------------       --------   ------------      -------   --------
Retail Centers and Malls (Continued)
------------------------------------
Colonial Plaza MarketCenter (Continued)                                                          Marshalls (2011/2026)        30,400
                          Ross Stores (2011/2026)      28,000
                          Just For Feet,Inc.(2012/2027)26,667
                          Walgreen Co. (2017)          18,614
                          Gap's Old Navy Store         18,073
                            (2002/2012)
Mansell Crossing Phase II
  Suburban
   Atlanta, GA
   30202-4822             Bed Bath & Beyond            40,787      $  7,403       $      0         N/A
                            (2012/2027)                            $  7,286
                          Goody's Family Clothing,
                            Inc. (2009/2027)           32,144
                          Rooms To Go (2016/2036)      21,000
Greenbrier MarketCenter
  Chesapeake, VA
   23327-2840             Target (2016/2046)          117,220      $ 32,749       $      0         N/A
                          Harris Teeter, Inc.          50,000      $ 32,558
                            (2016/2036)
                          Bed Bath & Beyond            40,484
                            (2012/2027)
                          Baby Superstore, Inc.        42,296
                            (2006/2021)
                          Stein Mart, Inc. (2006/2026) 36,000
                          Kinetex, Inc. (2012/2027)    33,000
                          Barnes & Noble Superstores,  29,974
                            Inc. (2012/2027)
                          PETsMART (2011/2031)         26,052
                            Office Max (2011/2026)     23,484
                          Gap's Old Navy Store         14,000
                            (2002/2012)
Los Altos MarketCenter
  Long Beach, CA
   90815-3126             Sears (17)                      N/A      $ 19,413       $      0         N/A
                          Circuit City (5)(2016/2036)  38,541      $ 19,282
                          Borders, Inc. (2017/2037)    30,000
                          Bristol Farms (5)(2012/2032) 28,200
                          CompUSA, Inc. (2011/2021)    25,620
                          Savon Drugs (5)(2016/2026)   16,914





                                                                                  Percentage
Description,               Year                               Rentable              Leased      Average
 Location               Development               Company's  Square Feet             as of       1996
 Zip Code               or Acquired   Partner     Interest    as Noted               1997      Occupancy
------------            -----------   -------     ---------  -----------          ----------   ---------
Retail Centers and Malls (Continued)
------------------------------------
  Rivermont Station
   Suburban
   Atlanta, Ga.
   30076-9999              (10)          N/A         100%       90,000             100%          (10)
                                                              19 Acres


Abbotts Bridge Station
  Suburban Atlanta, GA
   30155-9999              (24)          N/A         100%       85,000              (24)          (24)
                                                              17 Acres


Stand Alone Retail Sites Adjacent to Company's Office and Retail Projects
-------------------------------------------------------------------------
Wildwood Office Park
  Suburban Atlanta, GA
   30339-5671            1985-1993       IBM          50%     15 Acres             100%           95%

North Point
  Suburban Atlanta, GA
   30202-4885              1993          N/A         100%     24 Acres             100%          100%

Medical Office
Presbyterian Medical Center
  at University
  Charlotte, NC
  28233-3549               (10)          N/A         100%       67,000            73%(10)        (10)
                                                           1 Acre (25)




                                                                  Adjusted
                                                                  Cost and
                                                                  Adjusted
                                                                  Cost Less                  Debt
Description,                                          Major     Depreciation                Maturity
 Location                 Major Tenants (lease       Tenants'        and                      and
    and                    expiration/options        Rentable   Amortization       Debt     Interest
 Zip Code                      expiration)           Sq. Feet        (1)          Balance     Rate
------------              --------------------       --------   ------------      -------   --------
Retail Centers and Malls (Continued)
------------------------------------
 Rivermont Station
   Suburban
   Atlanta, Ga.
   30076-9999             Harris Teeter, Inc.          58,261      $ 10,116       $      0         N/A
                            (2015/2035)(10)                           (10)
                          CVS Drug Store (5)            8,775
                            (2007/2022)(10)
Abbotts Bridge Station
  Suburban Atlanta, GA
   30155-9999             Harris Teeter, Inc.          41,813         (24)        $      0         N/A
                            (2018/2038)(24)
                          Eckerd Corporation           10,909
                            (2017/2037)(24)
Stand Alone Retail Sites Adjacent to Company's Office and Retail Projects
-------------------------------------------------------------------------
Wildwood Office Park
  Suburban Atlanta, GA
   30339-5671             N/A                             N/A      $  8,763       $      0         N/A
                                                                   $  7,673
North Point
  Suburban Atlanta, GA
   30202-4885             N/A                             N/A      $  3,819       $      0         N/A
                                                                   $  3,769
Medical Office
Presbyterian Medical Center
  at University
  Charlotte, NC
  28233-3549              Presbyterian Health Services 49,291      $  1,949       $   0     N/A
                            Corporation (2012)

(1) Cost as shown in the accompanying table includes deferred leasing and financing costs and other related assets. For each of the following projects: 2300 and 2500 Windy Ridge Parkway, 3200 Windy Hill Road, 4100 and 4300 Wildwood Parkway, 4200 Wildwood Parkway and Wildwood Stand Alone Retail Lease Sites, the cost shown is what the cost would be if the venture's land cost were adjusted downward to the Company's lower basis in the land it contributed to the venture.

(2) Chevron USA has the right to terminate its lease during 1998 if notice is given by April 1, 1997. As of March 23, 1997, no notice had been received.

(3)  1,556 square feet expires in 2001.

(4)  115,944 square feet expires in 2001, and the balance expires in 2006.

(5)  Actual tenant or venture partner is affiliate of entity shown.

(6)  TSW   International,   Inc.,  Green  Tree  Financial  and   Georgia-Pacific
     Corporation have the right to terminate their leases in 1998, 2001 and 2007, respectively, upon payment of significant cancellation penalties.

(7) For 3100 Windy Hill Road, the cost shown is the Company's carrying value of the land lease and first mortgage note from which it derives substantially all of the economic benefits of the property.

(8) Tenant has the option to purchase the building on its lease expiration date for a price of $33,750,000.

(9) On January 7, 1997, Wildwood Associates received a commitment for the financing of the 4100 and 4300 Wildwood Parkway Buildings which funded on March 20, 1997. The $30 million non-recourse mortgage note payable has an interest rate of 7.65% and term of fifteen years.

(10) Project was under construction as of December 31, 1996. Lease expiration dates are based upon estimated commencement dates, and square footage is estimated.

(11) See  "Major  Properties"  -  "NationsBank  Plaza" and "Ten
     Peachtree Place" where the  partnership's  preferences are discussed.

(12) Maturity of the Ten Peachtree Place mortgage debt is extendible to December 31, 2008. Rate becomes floating after November 30, 2001.

(13) 615 Peachtree Street was acquired in July 1996. Thus, economic occupancy for 615 Peachtree Street does not include a full year of operations.

(14) One Independence Center was acquired in December 1996. Thus, economic occupancy for One Independence Center does not include a full year of operations.

(15) 101,250 square feet expires in 2000.

(16) A portion of the Haywood Mall parking lot (3 acres) is subject to a long-term ground lease expiring in 2017, with five 10-year renewal options.

(17) This anchor tenant owns its own space.

(18) North Point MarketCenter includes approximately 4 outparcels which are ground leased to freestanding users.

(19) Includes 82,000 square feet under development as of March 15, 1997 which were excluded from calculation of percentage leased and the average 1996 economic occupancy.

(20) Colonial Plaza MarketCenter became partially operational in March 1996 for financial reporting purposes. Thus, economic occupancy for Colonial Plaza MarketCenter does not include a full year of operations.

(21) Mansell Crossing Phase II became partially operational in March 1996 for financial reporting purposes. Thus, economic occupancy for Mansell Crossing Phase II does not include a full year of operations.

(22) Greenbrier MarketCenter became partially operational in October 1996 for financial reporting purposes. Thus, economic occupancy for Greenbrier MarketCenter does not include a full year of operations.

(23) Los Altos MarketCenter became partially operational in November 1996 for financial reporting purposes. Thus, economic occupancy for Los Altos MarketCenter does not include a full year of operations.

(24) Land was acquired and construction commenced on Abbotts Bridge Station subsequent to December 31, 1996. Lease expiration dates are based upon estimated commencement dates, and square footage is estimated.

(25) Presbyterian Medical Center at University is located on 1 acre which is subject to a ground lease expiring in 2057.

(26) See "Major Properties" - "NationsBank Plaza" where debt on NationsBank Plaza is discussed.

Land Held for Investment and Future Development (excluding Retail Outparcels)

                                                                                               Adjusted
                                                                                                 Cost
                                                                                                 Less
                                                         Developable              Company's  Depreciation
                                                          Land Area Joint Venture Ownership       and       Debt
Description, Location and Zoned Use        Year Acquired (Acres)(1)    Partner    Interest   Amortization Balances
-----------------------------------        ------------- ---------- ------------- ---------  ------------ --------
Wildwood Office Park
   Suburban Atlanta, Georgia
     Office and Commercial                  1971-1987        147         N/A         100%      $  7,005     $  0
     Office and Commercial                  1971-1982         36         IBM          50%      $ 10,610(2)  $  0

North Point Land
   (Georgia Highway 400 & Haynes Bridge Road) (3)
   Suburban Atlanta, Georgia
     Office and Commercial - East           1970-1985         59         N/A         100%      $  1,853     $  0
     Office and Commercial - West           1970-1985        230         N/A         100%      $  4,511     $  0

Midtown Atlanta
   Office and Commercial                    1984               2         N/A         100%      $  1,398     $  0

Temco Associates
   (Paulding County)
       Suburban Atlanta, Georgia            1991              --(5) Temple-Inland     50%            --(5)  $  0
                                                                      Inc. (4)

Lawrenceville
   Gwinnett County
     Suburban Atlanta, Georgia
       Single-Family Residential
         and Commercial                     1994              84         N/A         100%      $  1,487     $  0

(1)  Based upon management's estimates.
(2) For the portion of the Wildwood Office Park land owned by a joint venture, the cost shown is what the cost would be if the venture's land cost were adjusted downward to the Company's lower basis in the land it contributed to the venture. The adjusted cost excludes building predevelopment costs of $1,217,000.
(3)  The North Point  property is located both east and west of Georgia  Highway
     400. Currently, only the land which is located east of Georgia Highway 400 is being developed, but planning has begun for additional development on the west side property. This land surrounds North Point Mall, a 1.3 million square foot regional mall on a 100 acre site which the Company sold in 1988.
(4)  Joint venture partner is an affiliate of the entity shown.
(5) Temco Associates has an option through March 2006, with no carrying costs, to acquire the fee simple interest in approximately 11,300 acres in Paulding County, Georgia (northwest of Atlanta, Georgia). The partnership also has an option to acquire a timber rights interest only in approximately 22,000 acres. The options may be exercised in whole or in part over the option period. Temco Associates has engaged in certain sales of land as to which it simultaneously exercised its purchase option. During 1994 and 1996, approximately 72 and 375 acres, respectively, of the option related to the fee simple interest was exercised and simultaneously sold for gross profits of $243,000 and $1,427,000, respectively. None of the option was exercised in 1995.

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

Wildwood Office Park
--------------------
         Wildwood Office Park is a 289 acre Class A commercial development in suburban Atlanta master planned by I.M. Pei, including 8 office buildings (of which 1 is under construction) containing 2,426,000 rentable square feet. The property is zoned for office, institutional and commercial use. Approximately 109 acres in the park are owned by, or committed to be contributed to, Wildwood Associates (see below), including approximately 36 acres of land held for future development. The Company owns 100% of the 147 acre balance of the land available for future development.
         Located in Atlanta's northwest commercial district, just north of the Interstate 285/Interstate 75 intersection, Wildwood features convenient access to all of Atlanta's major office, commercial and residential districts. The Wildwood complex overlooks the Chattahoochee River and borders 1,200 acres of national forest, thus providing an urban office facility in a forest setting.
         Wildwood Associates. Wildwood Associates is a joint venture formed in 1985 between the Company and IBM. The Company and IBM each have a 50% interest in Wildwood Associates. At December 31, 1996, the Company's investment in Wildwood Associates and a related partnership was approximately $2.5 million, which included the cost of the land the Company is committed to contribute to Wildwood Associates.
         Wildwood  Associates  owns the 3200 Windy Hill Road  Building  (685,000 rentable square feet), the 2300 Windy Ridge Parkway Building (634,000 rentable square feet), the 2500 Windy Ridge Parkway Building (313,000 rentable square feet), the 4100 and 4300 Wildwood Parkway Buildings (250,000 rentable square feet in total) and the 4200 Wildwood Parkway Building (250,000 rentable square feet, which is under construction). At March 15, 1997, these buildings were 97%, 98%, 97%, 100% and 0% leased, respectively. Wildwood Associates also owns 15 acres leased to two banking facilities and five restaurants.
         On December 16, 1996, Wildwood Associates completed the financing of the 3200 Windy Hill Road Building with a $70 million mortgage note payable at an 8.23% interest rate and maturity of January 1, 2007. Concurrent with the financing, Wildwood Associates paid down its line of credit to $0 and on January 16, 1997, made a cash distribution of $10 million to each partner.
         On January 7, 1997, Wildwood Associates received a commitment for the financing of the 4100 and 4300 Wildwood Parkway Buildings which funded on March 20, 1997. The $30 million non-recourse mortgage note payable has an interest rate of 7.65% and term of fifteen years.
     Wildwood Associates has a $10 million bank line of credit (the Company severally guarantees one-half) under which $0 was drawn at December 31, 1996.
     Other Buildings in Wildwood Office Park. Wildwood Office Park also contains the 3301 Windy Ridge Parkway Building, a 106,000 rentable square foot office building located on approximately 10 acres which is wholly owned by the Company. Commencing January 1994, a single tenant, TSW International, Inc., leased the building for a term of ten years. The lease was initially for 60% of the building with options permitting the tenant to expand its occupancy to the remainder of the building over the next several years. The first such option for an additional 10% of the space was exercised in the fourth quarter of 1994 and the second option for another 10% of the space was exercised effective December 15, 1996, bringing the building to 80% leased as of March 15, 1997. In addition, the 3100 Windy Hill Road Building, a 188,000 rentable square foot corporate training facility occupies a 13-acre parcel of land which is wholly owned by the Company. The training facility improvements were sold in 1983 to a limited partnership of private investors, at which time the Company received a leasehold mortgage note. The training facility land was simultaneously leased to the partnership for thirty years, along with certain equipment for varying periods. The training facility was 100% leased by the partnership to IBM through November 1993. In January 1993, the IBM lease was extended through November 30, 1998. Concurrently with the IBM extension, the mortgage note and related leases were also modified (see Note 3).

North Point
-----------
         North Point is a mixed-use commercial development located in north central suburban Atlanta, Georgia off of Georgia Highway 400, a six lane state highway that runs from downtown Atlanta to the northern Atlanta suburbs. The Company owns approximately 167 and 230 acres located on the east and west sides of Georgia Highway 400, respectively. Currently, only the land which is located east of Georgia Highway 400 is being developed, but planning has begun for additional development on the west side property. This land surrounds North Point Mall, a 1.3 million square foot regional mall on a 100 acre site which the Company sold in 1988. The following describes the various components of North Point.
         North Point MarketCenter and Mansell Crossing Phase II. Through December 31, 1995, these two retail properties were owned by North Point Market Associates, L.P. ("NPMA") a limited partnership between Cousins (82.3%) and an affiliate of Coca-Cola (17.7%). At December 31, 1995, Cousins also had a 50% interest with an affiliate of Coca-Cola in another partnership, Spring/Haynes Associates, which owned approximately 11 acres of land in midtown Atlanta. Effective January 1, 1996, Cousins and Coca-Cola entered into a transaction to exchange their interests in these two partnerships, which effectively resulted in Coca-Cola receiving 100% of the Spring/Haynes Associates' property and Cousins receiving $1,092,000 in cash and 100% of North Point Market Associates, L.P.'s properties (North Point MarketCenter and Mansell Crossing Phase II). The net amount of Coca-Cola's minority interest of $3,825,000 in North Point Market Associates, L.P. and the Company's investment in Spring/Haynes Associates of $1,688,000 as of December 31, 1995 were credited against the carrying values of North Point Market Associates, L.P.'s properties.
         North Point MarketCenter, which is 100% leased as of March 15, 1997, is a 514,000 square foot retail power center (of which 398,000 square feet are owned by Cousins) located adjacent to North Point Mall. Mansell Crossing Phase II, which is 100% leased as of March 15, 1997, is an approximately 103,000 square foot expansion of an existing retail power center, previously developed by the Company for a third party, which became partially operational for financial reporting purposes in March 1996. These two centers are located on 49 (Company owned) and 13 acres of land, respectively, at North Point.
         North Point Center East. The Company owns three office buildings located adjacent to North Point Mall and the Company's retail properties. 100 North Point Center East and 200 North Point Center East, 128,000 and 129,000 rentable square feet, respectively, became partially operational for financial reporting purposes in April 1996 and November 1996, respectively. Construction commenced in December 1996 on the third office building, 333 North Point Center East, a 128,000 square foot office building, adjacent to 100 and 200 North Point Center East. These three office buildings are located on 22 acres of land at North Point and are 100%, 93% and 0% leased as of March 15, 1997.
         Other North Point Property. Approximately 24 acres of the North Point land are ground leased in 1 to 5 acre sites to freestanding users. These 24 acres were 100% leased as of March 15, 1997.
         The remaining approximately 289 developable acres at North Point are 100% owned by the Company. Approximately 59 acres of this land are located on the east side of Georgia Highway 400 and are zoned for mixed-use development including retail and office space. Approximately 230 acres of the land are located on the west side of Georgia Highway 400 and are zoned for office, institutional and light industrial use. Other Office Properties

         NationsBank Plaza. NationsBank Plaza is a Class A, 55-story, 1.3 million rentable square foot office tower designed by Kevin Roche and is located on approximately 4 acres of land between the midtown and downtown districts of Atlanta, Georgia. The building, which was completed in 1992, was approximately 92% leased at March 15, 1997. An affiliate of NationsBank leases 46% of the rentable square feet. NationsBank Plaza was developed by CSC, a joint venture formed by the Company and a wholly owned subsidiary of NationsBank, each as 50% partners.
         In October 1993, CSC fully repaid all of its debt with equity contributions of $86.7 million made by each partner. On February 6, 1996, CSC issued $80 million of 6.377% collateralized notes and simultaneously loaned the $80 million proceeds to the Company (see Note 4 where discussed). At December 31, 1996, the Company's investment in CSC was approximately $102,904,000.
         CSC's net income or loss and cash distributions are allocated to the partners based on their percentage interests (50% each), subject to a preference to Cousins, which preference resulted in Cousins recognizing $451,000 and $36,000 in income over what it would have otherwise recognized in the years ended December 31, 1994 and 1995, respectively. No additional preference is due to Cousins.
         First Union Tower. First Union Tower is a Class A office building containing approximately 319,000 rentable square feet. The property is located on approximately one acre of land in downtown Greensboro, North Carolina. First Union Tower opened in the first quarter of 1990 and at March 15, 1997 was approximately 94% leased.
         In May 1996, pursuant to the third amendment to the North Greene Associates partnership agreement, Weaver Downtown, L.P., the minority partner, sold its partnership interest to Cousins for $999,000. As a result, Cousins owns 100% of the First Union Tower.
         615 Peachtree Street. In August 1996, the Company acquired 615 Peachtree Street, a 147,000 rentable square foot downtown Atlanta office building, located across from NationsBank Plaza. The 12-story office building was purchased for $11.1 million plus a contingent future payment of up to an additional $1 million. 615 Peachtree Street was 89% leased as of March 15, 1997.
         One Independence Center. In December 1996, the Company acquired One Independence Center, a 522,000 rentable square foot office building (including an underground parking garage and an adjacent parking deck) located at the intersection of Trade and Tryon in the central business district of Charlotte, North Carolina for a purchase price of approximately $70.6 million. The Company purchased the office building using approximately $34,612,000 of proceeds from the tax-deferred exchanges of Lawrenceville MarketCenter and an outparcel at North Point, $30,879,000 from the assumption of a mortgage note payable, $18,621,000 from an additional amount drawn down on the mortgage note payable (to bring the mortgage note payable to a total of $49,500,000) (see Note 4) and $2,426,000 of cash. The Company also assumed $1,300,000 of municipal bonds related to the underground parking garage. One Independence Center was 99% leased as of March 15, 1997.
         One Ninety One Peachtree Tower. One Ninety One Peachtree Tower is a 50-story, Class A office tower located in downtown Atlanta, Georgia that was completed in December 1990. One Ninety One Peachtree Tower, which contains 1.2 million rentable square feet, was designed by John Burgee Architects, with Phillip Johnson as design consultant.
         One Ninety One Peachtree Tower was developed on approximately 2 acres of land, of which approximately 1.5 acres is owned and approximately one-half acre under the parking facility is leased for a 99-year term expiring in 2088 with a 99-year renewal option. One Ninety One Peachtree Tower was approximately 92% leased at March 15, 1997.
         C-H Associates, Ltd. ("C-H Associates"), a partnership formed in 1988 between CREC (49%), Hines Peachtree Associates Limited Partnership (49%) and Peachtree Palace Hotel, Ltd. (2%), owns a 20% interest in the partnership that owns One Ninety One Peachtree Tower. C-H Associates' 20% ownership of One Ninety One Peachtree Tower results in an effective 9.8% ownership interest by CREC, subject to a preference in favor of the majority partner, in the One Ninety One Peachtree Tower project. The balance of the One Ninety One Peachtree Tower project is owned by DIHC Peachtree Associates, an affiliate of DIHC.
         Through C-H Associates, CREC received 50% of the development fees from the One Ninety One Peachtree Tower project. In addition, CREC owns a 50% interest in two general partnerships which receive fees from leasing and managing the One Ninety One Peachtree Tower project.
         The One Ninety One Peachtree Tower project was funded substantially by debt until March 1993, at which time DIHC Peachtree Associates contributed equity in the amount of $145,000,000 which repaid approximately one-half of the debt. Subsequent to the equity contribution, C-H Associates is entitled to a priority distribution of $250,000 per year (of which the Company is entitled to receive $112,500) for seven years beginning in 1993. The equity contributed by DIHC Peachtree Associates is entitled to a preferred return at a rate increasing over the first 14 years from 5.5% to 11.5% (payable after the Company's priority return); at December 31, 1996, the cumulative undistributed preferred return was $10,325,065. The project is subject to long-term debt of $145,000,000 at December 31, 1996. Thereafter, the partners will share in any cash flow distributions in accordance with their percentage interests. At December 31, 1996, the Company had a negative investment of $90,000 in the One Ninety One Peachtree Tower project.
         Ten Peachtree Place. Ten Peachtree Place is a 20-story, 259,000 rentable square foot Class A office building located in midtown Atlanta, Georgia. Completed in 1991, this structure was designed by Michael Graves and is currently 100% leased to Coca-Cola. Approximately four acres of adjacent land, currently used for surface parking, are available for future development.
         Ten Peachtree Place is owned by Ten Peachtree Place Associates, a general partnership between the Company (50%) and a wholly owned subsidiary of Coca-Cola (50%). The partnership acquired the property in 1991 for a nominal cash investment, subject to a ten-year purchase money note. This 8% purchase money note had an outstanding balance of $20.2 million at December 31, 1996. If the purchase money note is paid in accordance with its terms, it will amortize to approximately $15.3 million ($59 per rentable square foot) over the ten-year term of the Coca-Cola lease, at which time Coca-Cola is entitled to receive the preferred return described below and the property may be sold, released, or returned to the lender under the purchase money note for $1.00 without penalty or any further liability to the Company for the indebtedness. At December 31, 1996, the Company had a negative investment in Ten Peachtree Place Associates of $4,000.
         The Company anticipates that Ten Peachtree Place Associates will generate approximately $400,000 per year of cash flows from operating activities net of note principal amortization during the ten-year lease. The partnership agreement generally provides that each of the partners is entitled to receive 50% of cash flows from operating activities net of note principal amortization (excluding any sale proceeds) for ten years, after which time the Company is entitled to 15% of cash flows (including any sale proceeds) and its partner is entitled to receive 85% of cash flows (including any sale proceeds), until the two partners have received a combined distribution of $15.3 million, after which time each partner is entitled to receive 50% of cash flows (including any sale proceeds).
         CC-JM II Associates. This joint venture was formed in 1994 between the Company and an affiliate of CarrAmerica Realty Corporation, each as 50% general partners, to develop and own a 224,000 square foot office building in suburban Washington, D.C. The building is 100% leased for 15 years to Booz-Allen & Hamilton, an international consulting firm, as a part of its corporate headquarters campus. Rent commenced on January 21, 1996. In April 1996, the venture completed the financing of the building with a $24,675,000, 17 year fully amortizing non-recourse mortgage note at a 7% interest rate.

Other Retail Properties
-----------------------
         Haywood Mall. Haywood Mall is an enclosed regional shopping center located 5 miles southeast of downtown Greenville, South Carolina, which was developed and opened in 1980, and is owned by the Company and Bellwether Properties of South Carolina, L.P. ("Bellwether"), an affiliate of Corporate Properties Investors. Expansion of the mall from 956,000 gross leasable square feet ("GLA") (of which ownership is approximately 272,000 GLA) to 1,256,000 GLA (of which ownership is approximately 330,000) was substantially completed in 1995. The balance of the mall is owned by the mall's five major department stores. The portion of Haywood Mall owned by the Company and Bellwether was developed on approximately 21 acres of land, of which approximately 18 acres is owned and approximately 3 acres (of parking area) is leased under a ground lease expiring in 2017, with five 10-year renewal options. The portion of Haywood Mall owned by the Company and Bellwether was approximately 84% leased as of March 15, 1997.
         The Company has a 50% interest in Haywood Mall. The Company contributed $5.8 million during 1995 to fund its share of the expansion of the mall. At December 31, 1996, the Company's investment was $20,743,000.
         Other Fully Operational Retail Properties. In addition to North Point MarketCenter and Mansell Crossing Phase II which are discussed above, the Company owns four other retail centers which were fully operational for financial reporting purposes as of December 31, 1996. Perimeter Expo is a 291,000 square foot retail power center (of which the Company owns 171,000 square feet) which is located in Atlanta, Georgia and was 100% leased (Company owned) as of March 15, 1997. Presidential MarketCenter is a 478,000 square foot retail power center (of which the Company owns 362,000 square feet) which is located in suburban Atlanta, Georgia and was 99% leased (Company owned) as of March 15, 1997. Lovejoy Station is a 77,000 square foot neighborhood retail center which is located in suburban Atlanta and was 95% leased as of March 15, 1997. Greenbrier MarketCenter is a 479,000 square foot retail power center which is located in Chesapeake, Virginia and was 99% leased as of March 15, 1997.
         Partially Operational Retail Properties. The Company owns two retail properties which were partially operational for financial reporting purposes as of December 31, 1996. Colonial Plaza MarketCenter is a 493,000 square foot retail power center which is located in Orlando, Florida and was 97% leased as of March 15, 1997. Los Altos MarketCenter is a 258,000 square foot retail power center (of which the Company owns 157,000 square feet) which is located in Long Beach, California and was 100% leased as of March 15, 1997.
         Retail Projects Under Construction. The Company owns two neighborhood retail centers one of which was under construction as of December 31, 1996; the land was purchased and construction commenced in January 1997 for the other center. Rivermont Station is a 90,000 square foot neighborhood retail center which is located in suburban Atlanta, 100% leased as of March 15, 1997, and expected to be completed in early 1997 at a total cost of approximately $10 million. The Company purchased the land for and commenced construction on Abbotts Bridge Station, an 85,000 square foot neighborhood retail center which is located in suburban Atlanta and is expected to be completed in early 1998 at a total cost of approximately $11 million. Abbotts Bridge Station was 62% leased as of March 15, 1997.

Medical Properties
------------------
         In July 1996, Cousins acquired the medical office building development and management operations of The Lea Richmond Company and The Richmond Development Company. The purchase price for the acquisition was $1.8 million plus contingent future payments of up to an additional $1 million (of which $200,000 was paid through December 31, 1996), subject to commencement of development of certain medical office projects. This new division of the Company commenced construction in July 1996 on the Presbyterian Medical Center at University, a 67,000 rentable square foot medical office building in Charlotte, North Carolina, which was 73% leased as of March 15, 1997.

Residential Lot Developments

         As of December 31, 1996, CREC owned the following parcels of land which are being developed into residential communities ($ in thousands):

                                                      Estimated
                                                     Total Lots                                          Purchase
                                        Initial        on Land                                             Money
                                         Year         Currently       Lots       Remaining    Carrying     Debt
            Description                Acquired       Owned (1)   Sold to Date     Lots        Value     Balances
            -----------                --------       ---------   ------------   ---------    ---------  --------

         Brown's Farm                    1993             160        116             44       $ 2,298     $    0
           West Cobb County
           Suburban Atlanta, GA
         Apalachee River Club            1994             186         74            112         2,992          0
           Gwinnett County
           Suburban Atlanta, GA
         Echo Mill                       1994             542        137            405         4,912        423
           West Cobb County
           Suburban Atlanta, GA
         Barrett Downs                   1994             143         41            102         1,850          0
           Forsyth County
           Suburban Atlanta, GA
         Bradshaw Farms                  1994             230        157             73         1,856          0
           Cherokee County
           Suburban Atlanta, GA
         Alcovy Woods
           Gwinnett County
           Suburban Atlanta, GA          1996             121                       121         1,275      1,005
                                                        -----        ---            ---       -------     ------
              Total                                     1,382        525            857       $15,183     $1,428
                                                        =====        ===            ===       =======     ======

     (1) Includes lots sold to date. Additional lots may be developed on adjacent land on which CREC holds purchase options.

Land Held for Investment and Future Development
-----------------------------------------------
         In addition to the various land parcels located adjacent to operating properties or projects under construction discussed above, the Company owns the following significant land holdings either directly or indirectly through joint venture arrangements. The Company intends to convert its land holdings to income-producing usage or to sell portions of land holdings as opportunities present themselves over time.
         Temco Associates. Temco Associates was formed in March 1991 as a partnership between CREC (50%) and a subsidiary of Temple-Inland Inc. (50%). Temco Associates has an option through March 2006, with no carrying costs, to acquire the fee simple interest in approximately 11,300 acres in Paulding County, Georgia (northwest of Atlanta, Georgia). The partnership also has an option to acquire a timber rights interest only in approximately 22,000 acres. The options may be exercised in whole or in part over the option period and the option price of the fee simple land was $780 per acre at January 1, 1997, escalating at 6% on January 1 of each succeeding year during the term of the option. The Temco Associates property has the potential for future residential, industrial and commercial development. Temco Associates has to date sold parcels of land as to which it simultaneously exercised its purchase option. During 1994 and 1996, approximately 72 and 375 acres, respectively, of the option related to the fee simple interest was exercised and simultaneously sold for gross profits of $243,000 and $1,427,000, respectively. None of the option was exercised in 1995.

Other Real Property Investments
-------------------------------
         Omni Norfolk Hotel. Norfolk Hotel Associates ("NHA") is a general partnership formed in 1978 between the Company and an affiliate of Odyssey Partners, L.P. (an investment partnership), each as 50% partners, which held a mortgage note on and owned the land under the 442-room Omni International Hotel in downtown Norfolk, Virginia. In January 1992, NHA terminated the land lease and became the owner of the hotel and a long-term parking agreement with an adjacent building owner. In April 1993, the partnership sold the hotel, but retained its interest in the parking agreement. The partnership received a $8,325,000 mortgage note for a portion of the sales proceeds. In July 1994, NHA distributed to each partner a 50% interest in the parking agreement held by NHA, and in July 1996 the Company sold its 50% interest for $2 million, resulting in a profit to the Company of approximately $408,000 which is included in Gain on Sale of Investment Properties in the 1996 Consolidated Statement of Income.
         At December 31, 1996, the Company had an investment of $2,091,000 in NHA. The Company has also guaranteed a $2.1 million line of credit to NHA under which $2.0 million had been drawn at December 31, 1996 and its partner has guaranteed an equal line of credit under which $2.0 million had been drawn at December 31, 1996.
         On February 14, 1997, the mortgage note with a balance of $8,325,000 was repaid in full. A portion of the proceeds from the repayment were used to pay off the partnership's lines of credit, with the balance distributed to the partners. It is anticipated that this partnership will be liquidated in 1997.
         Dusseldorf Joint Venture. In 1992, Cousins entered into a joint venture agreement for the development of a 133,000 rentable square foot office building in Dusseldorf, Germany which is 34% leased to IBM. Cousins' venture partners are IBM and Multi Development Corporation International B.V. ("Multi"), a Dutch real estate development company. In December 1993, the building was presold to an affiliate of Deutsche Bank. CREC and Multi jointly developed the building. Due to the release of certain completion guarantees related to the building, approximately $2.6 million of development income was recognized in September 1995 ($931,000 of which had been deferred as of December 31, 1994). An additional $777,000 of development income was received and recognized in 1996.
         Kennesaw Crossings. The Company owns Kennesaw Crossings, a 116,000 square foot shopping center in suburban Atlanta, Georgia. The center was constructed in 1974 on 14 acres of land leased from an unrelated party through 2068. The Company's net carrying value in Kennesaw Crossings as of December 31, 1996 was $993,000.
         Air Rights Near the CNN Center. The Company owns a leasehold interest in the air rights over the approximately 365,000 square foot CNN Center parking facility in Atlanta, Georgia, adjoining the headquarters of Turner Broadcasting System, Inc. and Cable News Network. The air rights are developable for additional parking or office use. The Company's net carrying value of this property is $0.

Supplemental Financial and Leasing Information

     Depreciation and amortization expense include the following components for the years ended December 31, 1995 and 1996 ($ in thousands):

                                              1995                                        1996
                            --------------------------------------     ---------------------------------------
                                            Share of                                    Share of
                                         Unconsolidated                              Unconsolidated
                            Consolidated Joint Ventures     Total      Consolidated  Joint Ventures     Total
                            ------------ --------------    -------     ------------  --------------    -------
Furniture, fixtures and
   equipment                  $   389       $   123        $   512        $  306        $     40       $   346
Deferred financing costs           --            80             80            --              16            16
Goodwill and related business
   acquisition costs              229            41            270           363              44           407
Real estate related:
   Building (including tenant
     first generation)          3,578         8,142         11,720         6,336           8,958        15,294
   Tenant second generation       144           655            799           214             979         1,193
                              -------       -------        -------        ------        --------       -------
                              $ 4,340       $ 9,041        $13,381        $7,219        $ 10,037       $17,256
                              =======       =======        =======        ======        ========       =======


         Exclusive of new developments and purchases of furniture, fixtures and equipment, the Company had the following capital expenditures for the years ended December 31, 1995 and 1996, including its share of unconsolidated joint ventures ($ in thousands):

                                                     1995                                 1996
                                       -------------------------------       --------------------------------
                                       Office      Retail       Total        Office       Retail        Total
                                       ------      ------       -----        ------       ------        -----

     Second generation related costs    $1,316       $  --      $1,316        $1,892       $  --       $1,892
     Building improvements                  28          23          51             3          --            3
                                        ------       -----      ------        ------       -----       ------
         Total                          $1,344       $  23      $1,367        $1,895       $  --       $1,895
                                        ======       =====      ======        ======       =====       ======

Item 3.           Legal Proceedings

         No material legal proceedings are presently pending by or against the Company.
Item 4.     Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote of security holders during the fourth quarter of the Registrant's fiscal year ended December 31, 1996.
Item X.     Executive Officers of the Registrant

         The Executive Officers of the Registrant as of the date hereof are as follows:
        Name                   Age                  Office Held
        ----                   ---                  -----------

Thomas G. Cousins               65      Chairman of the Board of Directors
                                          and Chief Executive Officer
Daniel M. DuPree                50      President and Chief Operating Officer
George J. Berry                 59      Senior Vice President
Tom G. Charlesworth             47      Senior Vice President, Secretary and
                                          General Counsel
Craig B. Jones                  46      Senior Vice President
Joel T. Murphy                  38      Senior Vice President and President of
                                          the Retail Division (Cousins
                                          MarketCenters, Inc.)
John L. Murphy                  51      Senior Vice President - Marketing
W. James Overton                50      Senior Vice President - Development
Lea Richmond III                49      Senior Vice President and President of
                                          the Medical Office Division (Cousins/
                                          Richmond)
Peter A. Tartikoff              55      Senior Vice President and Chief
                                          Financial Officer
Relationships:
--------------

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

     Mr. Charlesworth joined the Company in October 1992 and became Senior Vice President, Secretary and General Counsel in November 1992. Prior to that he worked for certain affiliates of Thomas G. Cousins as Chief Financial Officer and Legal Counsel.

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

         Mr. Richmond has been Senior Vice President and President of the Medical Office Division since he joined the Company in July 1996. Prior to that he was President of The Lea Richmond Company and The Richmond Development Company from 1975 to 1996.

     Mr. Tartikoff has been Senior Vice President and Chief Financial Officer of the Company since February 1986.

                                     PART II

Item 5. Market for Registrant's Common Stock and Related Security Holder Matters
--------------------------------------------------------------------------------

     The information concerning the market prices for the Registrant's common stock and related stockholder matters appearing under the caption "Market and Dividend Information" on page 44 of the Registrant's 1996 Annual Report to Stockholders is incorporated herein by reference.

Item 6. Selected Financial Data
-------------------------------

     The information  appearing under the caption "Five Year Summary of Selected
Financial  Data"  on  page  38  of  the  Registrant's   1996  Annual  Report  to
Stockholders is incorporated herein by reference.

Item 7.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
         Results of Operations
         ---------------------

     Management's Discussion and Analysis of Financial Condition and Results of Operations which appears on pages 39 through 43 of the Registrant's 1996 Annual Report to Stockholders is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

         The Consolidated Financial Statements and Notes to Consolidated Financial Statements of the Registrant and Report of Independent Public Accountants which appear on pages 19 through 38 of the Registrant's 1996 Annual Report to Stockholders are incorporated herein by reference.

     The information appearing under the caption "Selected Quarterly Financial Information (Unaudited)" on page 45 of the Registrant's 1996 Annual Report to Stockholders is incorporated herein by reference.

     Other financial statements and financial statement schedules required under Regulation S-X are filed pursuant to Item 14 of Part IV of this report.

Item  9.  Changes  in and  Disagreements  with  Accountants  on  Accounting  and
--------------------------------------------------------------------------------
          Financial Disclosure
          --------------------

         Not applicable.

                                    PART III

Item 10.    Directors and Executive Officers of the Registrant
--------------------------------------------------------------

     The information concerning the Directors and Executive Officers of the Registrant that is required by this Item 10, except that which is presented in
Item X in Part I above, is included under the captions "Directors and Executive Officers of the Company" on pages 2 through 4 and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" on page 13 of the Proxy Statement dated March 28, 1997 relating to the 1997 Annual Meeting of the Registrant's Stockholders, and is incorporated herein by reference.

Item 11.    Executive Compensation
----------------------------------

         The information appearing under the caption "Executive Compensation" on pages 7 through 9 and "Compensation of Directors" on page 12 of the Proxy Statement dated March 28, 1997 relating to the 1997 Annual Meeting of the Registrant's Stockholders is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management
--------------------------------------------------------------------------

     The information concerning security ownership of certain beneficial owners and management required by this Item 12 is included under the captions "Directors and Executive Officers of the Company" on pages 2 through 6 and "Principal Stockholders" on pages 16 and 17 of the Proxy Statement dated March 28, 1997 relating to the 1997 Annual Meeting of the Registrant's Stockholders, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions
-------------------------------------------------------

         The information concerning certain transactions required by this Item 13 is included under the caption "Certain Transactions" on pages 13 and 14 of the Proxy Statement dated March 28, 1997 relating to the 1997 Annual Meeting of the Registrant's Stockholders, and is incorporated herein by reference.

                                     PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K
----------------------------------------------------------------------------

(a)     1.    Financial Statements

              A.    The  following  Consolidated  Financial  Statements  of  the
                    Registrant,   together   with  the   applicable   Report  of
                    Independent  Public  Accountants,  are contained on pages 19 through  36  of  the  Registrant's  1996  Annual  Report  to
                    Stockholders and are incorporated herein by reference:

                                                                                                     Page Number
                                                                                                  in Annual Report
                                                                                                  ----------------

                    Consolidated Balance Sheets - December 31, 1995
                        and 1996                                                                          19
                    Consolidated Statements of Income for the Years Ended
                       December 31, 1994, 1995 and 1996                                                   20
                    Consolidated Statements of Stockholders' Investment for the
                       Years Ended December 31, 1994, 1995 and 1996                                       21
                    Consolidated Statements of Cash Flows for the Years Ended
                       December 31, 1994, 1995 and 1996                                                   22
                    Notes to Consolidated Financial Statements
                       December 31, 1994, 1995 and 1996                                                   23
                    Report of Independent Public Accountants                                              38

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

                                                                                                     Page Number
                                                                                                    in Form l0-K
                                                                                                    ------------
                    Report of Independent Public Accountants                                              F-1
                    Combined Balance Sheets - December 31, 1995 and 1996                                  F-2
                    Combined Statements of Income for the Years
                       Ended December 31, 1994, 1995 and 1996                                             F-3
                    Combined Statements of Partners' Capital for the Years
                       Ended December 31, 1994, 1995 and 1996                                             F-4
                    Combined Statements of Cash Flows for the Years Ended
                       December 31, 1994, 1995 and 1996                                                   F-5
                    Notes to Combined Financial Statements
                       December 31, 1994, 1995 and 1996                                               F-6 through
                                                                                                         F-12





Item 14.    Continued
---------------------

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

                                                                                                     Page Number
                                                                                                    in Form l0-K
                                                                                                    ------------

                    Report of Independent Auditors                                                        G-1
                    Balance Sheets - December 31, 1995 and 1996                                           G-2
                    Statements of Operations for the Years Ended
                       December 31, 1994, 1995 and 1996                                                   G-3
                    Statements of Partners' Capital for the Years Ended
                       December 31, 1994, 1995 and 1996                                                   G-4
                    Statements of Cash Flows for the Years Ended
                       December 31, 1994, 1995 and 1996                                                   G-5
                    Notes to Financial Statements                                                     G-6 through
                       December 31, 1994, 1995 and 1996                                                   G-9

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

                                                                                                     Page Number
                                                                                                    in Form l0-K
                                                                                                    ------------

                    Report of Independent Auditors                                                        H-1
                    Balance Sheets - December 31, 1996 and 1995                                           H-2
                    Statements of Income for the Years Ended
                       December 31, 1996, 1995 and 1994                                                   H-3
                    Statements of Cash Flows for the Years Ended
                       December 31, 1996, 1995 and 1994                                                   H-4
                    Statements of Venturers' Equity for the Three Years
                       Ended December 31, 1996                                                            H-5
                    Notes to Financial Statements                                                     H-6 through
                       December 31, 1996, 1995 and 1994                                                   H-7





        2.    Financial Statement Schedules
        -----------------------------------

              The following  financial  statement  schedules,  together with the applicable report of independent public accountants are filed as a part of this report.
                                                                                                     Page Number
                                                                                                    in Form l0-K
                                                                                                    ------------

                    A.     Cousins Properties Incorporated and Consolidated Entities:
                               Report of Independent Public Accountants on Schedules                      S-1
                               Schedule III- Real Estate and Accumulated
                                    Depreciation - December 31, 1996                                  S-2 through
                                                                                                          S-6

                    B.     Wildwood Associates and Green Valley Associates II
                               Schedule III - Real Estate and Accumulated
                               Depreciation - December 31, 1996                                          F-13

                    C.     CSC Associates, L.P.
                               Schedule III- Real Estate and Accumulated
                               Depreciation - December 31, 1996                                          G-10

                    D.     Haywood Mall Associates
                               Schedule III- Real Estate and Accumulated
                               Depreciation - December 31, 1996                                           H-8

NOTE:Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

Item 14.    Continued
---------------------

        3.    Exhibits
        --------------

              3(a)(i) Articles of Incorporation of Registrant, as restated as of April 29, 1993, filed as Exhibit 4(a) to the Registrant's Form S-3 dated September 28, 1993, and incorporated herein by reference.

              3(b) By-laws of Registrant, as amended and restated as of November 30, 1989, as further amended by the Stockholders on April 30, 1990, and as further amended by the Stockholders on April 29, 1993, filed as Exhibit 4(b) to the Registrant's Form S-3 dated September 28, 1993, and incorporated herein by reference.

              4(a) Dividend Reinvestment Plan as restated as of March 27, 1995, filed in the Registrant's Form S-3 dated March 27, 1995, and incorporated herein by reference.

              10(a)(i) Cousins Properties Incorporated 1989 Stock Option Plan, as amended on April 26, 1994, filed as
                             Exhibit 99.1 to the Registrant's Form S-8 dated December 8, 1994, and incorporated herein by reference, as further amended by the Stockholders on May 6, 1996, filed as Exhibit A to the Registrant's Proxy Statement dated May 6, 1996, and incorporated herein by reference.

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

              10(d) Cousins Properties Incorporated Stock Plan for Outside Directors, as amended by the Stockholders on May 6, 1996, filed on page 24 of the Registrant's Proxy Statement dated May 6, 1996, and incorporated herein by reference.

Item 14.    Continued
---------------------

              11 Schedule showing computations of weighted average number of shares of common stock outstanding as used to compute primary and fully diluted income per share for each of the five years ended December 31, 1996.

              13 Annual Report to Stockholders for the year ended December 31, 1996.

              21             Subsidiaries of the Registrant.

              23(a) Consent of Independent Public Accountants (Arthur Andersen LLP).

              23(b)          Consent of Independent Auditors (Ernst & Young
                             LLP).

              27             Financial Data Schedule.

        (b)   Reports on Form 8-K.
        --------------------------

              A Form 8-K was filed on December 20, 1996 and a Form 8-K/A was filed on February 18, 1997.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Cousins Properties Incorporated
                                        (Registrant)

Dated: March 21, 1997



                                        BY:    /s/ Kelly H. Barret
                                               Kelly H. Barrett
                                               Vice President and Controller
                                               (Authorized Officer)
                                               (Principal Accounting Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.
Signature                      Capacity                           Date
---------                      --------                           ----
Principal Executive Officer:
                               Chairman of the Board,            March 21, 1997
                               Chief Executive Officer
/s/ T.G. Cousins               and Director
----------------------------
    T. G. Cousins

Principal Financial and Accounting Officer:

                               Senior Vice President and         March 21, 1997
/s/ Peter A. Tartikoff         Chief Financial Officer
----------------------------
    Peter A. Tartikoff

Additional Directors:

/s/ Richard W. Courts           Director                         March 21, 1997
----------------------------
    Richard W. Courts, II


/s/ Boone A. Knox                Director                        March 21, 1997
----------------------------
    Boone A. Knox


/s/ William Porter Payne         Director                        March 21, 1997
----------------------------
    William Porter Payne






              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE







To the Stockholders of Cousins Properties Incorporated:

         We have audited in accordance with generally accepted auditing standards, the financial statements included in the Cousins Properties Incorporated annual report to stockholders incorporated by reference in this Form l0-K, and have issued our report thereon dated February 14, 1997. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14, Part (a)2.A. is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.






                                                   ARTHUR ANDERSEN LLP






Atlanta, Georgia
February 14, 1997

                                                                    SCHEDULE III
                                                                   (Page 1 of 5)
            COUSINS PROPERTIES INCORPORATED AND CONSOLIDATED ENTITIES
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1996
                                ($ in thousands)

     Column A                  Column B         Column C                Column D                          Column E
     --------                  --------         --------                --------                         --------
                                                                    Costs Capitalized               Gross Amount at Which
                                              Initial Cost             Subsequent                        Carried at
                                               to Company            to Acquisition                   December 31, 1996
                                           -------------------   ------------------------   -----------------------------------


                                                                                Carrying
                                                                                  Costs
                                                    Buildings                   Less Cost       Land        Buildings
                                                       and       Improve-       of Sales      and Land         and       Total
Description                  Encumbrances  Land   Improvements     ments        and Other   Improvements  Improvements  (a),(b)
-----------                  ------------  ----   ------------     -----        ---------   ------------  ------------  -------
LAND HELD FOR INVESTMENT OR FUTURE DEVELOPMENT
----------------------------------------------
   Wildwood - Atlanta, GA     $     --    $ 11,156   $    --    $  4,737        $ (8,888)     $  7,005      $     --    $  7,005
   North Point Property -
     Fulton Co., GA                 --      10,294        --      12,213         (16,521)        5,986            --       5,986
   Midtown - Atlanta, GA            --       2,949        --          56          (1,607)        1,398            --       1,398
   McMurray - Cobb Co., GA.         --       1,015        --         172          (1,092)           95            --          95
   Presidential MarketCenter
     Outparcels - Gwinnett
     Co., GA                        --       2,939        --         603          (2,629)          913            --         913
   Lawrenceville -
     Gwinnett Co., GA               --       5,543        --         536          (3,798)        2,281            --       2,281
   Colonial Plaza MarketCenter
     Orlando, FL                    --       1,649        --         183            (186)        1,646            --       1,646
   Greenbrier MarketCenter
     Outparcels
     Chesapeake, VA                 --       3,191        --         194          (2,511)          874            --         874
   Lovejoy Station Outparcels
     Clayton Co., GA                --         575        --          --              --           575            --         575
   Rivermont Station Outparcels
     Fulton Co., GA                 --         794        --          --            (474)          320            --         320
   Miscellaneous Investments -
     Atlanta, GA                    --         120        --          --              --           120            --         120
                              --------    --------   -------    --------        --------      --------      --------     -------
                                    --      40,225        --      18,694         (37,706)       21,213            --      21,213
                              --------    --------   -------    --------        --------      --------      --------     -------

                                Column G    Column G    Column H    Column I
                                --------    --------    --------    --------



                                                                     Life on
                                                                    Which De-
                                                                   preciation
                               Accumu-                               In 1996
                                lated      Date of                   Income
                               Deprecia-  Construc-      Date       Statement
Description                    tion (a)     tion       Acquired    Is Computed
-----------                    --------   ---------    --------    -----------
LAND HELD FOR INVESTMENT OR FUTURE DEVELOPMENT
----------------------------------------------
   Wildwood - Atlanta, GA      $    --        --    1971-1982,1989          --
   North Point Property -
     Fulton Co., GA                  --       --         1970-1985          --
   Midtown - Atlanta, GA             --       --              1984          --
   McMurray - Cobb Co., GA.          --       --              1981          --
   Presidential MarketCenter
     Outparcels - Gwinnett
     Co., GA                         --       --              1993          --
   Lawrenceville -
     Gwinnett Co., GA                --       --              1994          --
   Colonial Plaza MarketCenter
     Orlando, FL                     --       --              1995          --
   Greenbrier MarketCenter
     Outparcels
     Chesapeake, VA                  --       --              1995          --
   Lovejoy Station Outparcels
     Clayton Co., GA                 --       --              1995          --
   Rivermont Station Outparcels
     Fulton Co., GA                  --                       1996          --
   Miscellaneous Investments -
     Atlanta, GA                     --       --         1972-1984          --
                                -------
                                     --
                                -------





                                                                  SCHEDULE III
                                                                 (Page 2 of 5)
            COUSINS PROPERTIES INCORPORATED AND CONSOLIDATED ENTITIES
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1996
                                ($ in thousands)

     Column A                  Column B         Column C                Column D                          Column E
     --------                  --------         --------                --------                         --------
                                                                    Costs Capitalized               Gross Amount at Which
                                              Initial Cost             Subsequent                        Carried at
                                               to Company            to Acquisition                   December 31, 1996
                                           -------------------   ------------------------   -----------------------------------


                                                                                Carrying
                                                                                  Costs
                                                    Buildings                   Less Cost       Land        Buildings
                                                       and       Improve-       of Sales      and Land         and       Total
Description                  Encumbrances  Land   Improvements     ments        and Other   Improvements  Improvements  (a),(b)
-----------                  ------------  ----   ------------     -----        ---------   ------------  ------------  -------
OPERATING PROPERTIES
--------------------
   First Union Tower -
     Greensboro, N.C.        $     --     $  1,394   $    --     $ 30,229        $  1,971      $  1,399      $ 32,195    $ 33,594
   Wildwood - 3301 Windy
     Ridge - Atlanta., GA          --           20        --        8,838           1,519         1,237         9,140      10,377
   Kennesaw - Cobb Co., GA         --           --        --        2,337              --            --         2,337       2,337
   615 Peachtree Street
     Atlanta, GA                   --        4,740     6,985          --               --         4,740         6,985      11,725
   100 North Point Center East
     Fulton Co., GA                --          441        --      11,990              504           441        12,494      12,935
   One Independence Center
     Charlotte, NC             50,800       11,096    59,663          --               --        11,096        59,663      70,759
   Perimeter Expo -
     Atlanta, GA               21,259        8,564        --      11,137               71         8,564        11,208      19,772
   North Point
     Stand Alone Retail Sites -
     Fulton Co., GA                 --       4,559        --         164             (904)        3,819            --       3,819
   North Point MarketCenter
     Fulton Co., GA             29,477       8,500        --      18,015              506         8,500        18,521      27,021
   Presidential MarketCenter
     Gwinnett Co., GA               --       3,956        --      11,363              599         3,956        11,962      15,918
   Mansell Crossing Phase II
     Fulton Co., GA                 --       2,172        --       2,994              348         2,172         3,342       5,514
   Lovejoy Station
     Clayton Co., GA                --       1,387        --       4,315              332           812         5,222       6,034




                                                                     Life on
                                                                    Which De-
                                                                   preciation
                               Accumu-                               In 1996
                                lated      Date of                   Income
                               Deprecia-  Construc-      Date       Statement
Description                    tion (a)     tion       Acquired    Is Computed
-----------                    --------   ---------    --------    -----------
OPERATING PROPERTIES
--------------------
   First Union Tower -
     Greensboro, N.C.          $ 9,539     1988-1990        1987    40 Years
   Wildwood - 3301 Windy
     Ridge - Atlanta., GA        3,523          1984        1984    30 Years
   Kennesaw - Cobb Co., GA       1,344          1974        1973    30 Years
   615 Peachtree Street
     Atlanta, GA                   172            --        1996    15 Years
  100 North Point Center East
     Fulton Co., GA                438          1994        1994    40 Years
   One Independence Center
     Charlotte, NC                 221            --        1996    25 Years
   Perimeter Expo -
     Atlanta, GA                 1,313          1993        1993    30 Years
   North Point
     Stand Alone Retail Sites -
     Fulton Co., GA                 50            --   1970-1985          --
   North Point MarketCenter
     Fulton Co., GA              2,174     1993-1994   1970-1985    30 Years
   Presidential MarketCenter
     Gwinnett Co., GA              954     1993-1994        1993    30 Years
   Mansell Crossing Phase II
     Fulton Co., GA                117          1995        1995    30 Years
   Lovejoy Station
     Clayton Co., GA               196          1994        1994    30 Years


                                                                   SCHEDULE III
                                                                  (Page 3 of 5)
            COUSINS PROPERTIES INCORPORATED AND CONSOLIDATED ENTITIES
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1996
                                ($ in thousands)

     Column A                  Column B         Column C                Column D                          Column E
     --------                  --------         --------                --------                         --------
                                                                    Costs Capitalized               Gross Amount at Which
                                              Initial Cost             Subsequent                        Carried at
                                               to Company            to Acquisition                   December 31, 1996
                                           -------------------   ------------------------   -----------------------------------


                                                                                Carrying
                                                                                  Costs
                                                    Buildings                   Less Cost       Land        Buildings
                                                       and       Improve-       of Sales      and Land         and       Total
Description                  Encumbrances  Land   Improvements     ments        and Other   Improvements  Improvements  (a),(b)
-----------                  ------------  ----   ------------     -----        ---------   ------------  ------------  -------
OPERATING PROPERTIES (Continued)
--------------------------------
   Greenbrier MarketCenter
     Chesapeake, VA           $     --    $  5,500   $    --    $ 25,665        $  1,584      $  5,500      $ 27,249    $ 32,749
   Miscellaneous                    --         398       145          77            (475)           --           145         145
                              --------    --------   -------    --------        --------      --------      --------     -------
                               101,536      52,727    66,793     127,124           6,055        52,236       200,463     252,699
                              --------    --------   -------    --------        --------      --------      --------     -------

PROJECTS UNDER CONSTRUCTION
---------------------------
   Mansell Crossing Phase II-Expansion
     Fulton Co., GA          $      --       1,100        --         725              64         1,100           789       1,889
   200 North Point Center East
     Fulton County, GA              --         441        --       9,998             363           441        10,361      10,802
   333 North Point Center East
     Fulton County, GA              --         618        --         605              10           618           615       1,233
   Presbyterian Medical
     Center at University
     Charlotte, NC                  --          --        --       1,935              14            --         1,949       1,949
   Colonial Plaza MarketCenter
     Orlando, FL                    --       8,500        --      26,894           1,905         8,500        28,799      37,299
   Presidential MarketCenter-Expansion
     Gwinnett Co., GA               --       1,968        --       1,579             123         1,968         1,702       3,670
   Rivermont Station
     Fulton Co., GA                 --       2,050        --       7,262             421         2,050         7,683       9,733
   Los Altos MarketCenter
     Long Beach, CA                 --       4,900        --      13,803             580         4,900        14,383      19,283
   Other                            --       2,578        --          85              47         2,578           132       2,710
                                    --      22,155        --      62,886           3,527        22,155        66,413      88,568



                                                                     Life on
                                                                    Which De-
                                                                   preciation
                               Accumu-                               In 1996
                                lated      Date of                   Income
                               Deprecia-  Construc-      Date       Statement
Description                    tion (a)     tion       Acquired    Is Computed
-----------                    --------   ---------    --------    -----------
OPERATING PROPERTIES (Continued)
--------------------------------
   Greenbrier MarketCenter
     Chesapeake, VA            $    191        1995           1995  30 Years
   Miscellaneous                    107          --      1977-1984  Various
                               --------
                                 20,339
                               --------
PROJECTS UNDER CONSTRUCTION
---------------------------
   Mansell Crossing Phase II-Expansion
     Fulton Co., GA                 --         1995           1995        --
   200 North Point Center East
     Fulton County, GA              --         1995           1995        --
   333 North Point Center East
     Fulton County, GA              --         1996           1996        --
   Presbyterian Medical
     Center at University
     Charlotte, NC                  --         1996           1996        --
   Colonial Plaza MarketCenter
     Orlando, FL                    --         1995           1995        --
   Presidential MarketCenter-Expansion
     Gwinnett Co., GA               --         1995           1995        --
   Rivermont Station
     Fulton Co., GA                 --         1995           1995        --
   Los Altos MarketCenter
     Long Beach, CA                 --         1996           1996        --
   Other                            --         1996           1996        --
                               -------
                                    --
                               -------

                                                                   SCHEDULE III
                                                                  (Page 4 of 5)
            COUSINS PROPERTIES INCORPORATED AND CONSOLIDATED ENTITIES
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1996
                                ($ in thousands)

     Column A                  Column B         Column C                Column D                          Column E
     --------                  --------         --------                --------                         --------
                                                                    Costs Capitalized               Gross Amount at Which
                                              Initial Cost             Subsequent                        Carried at
                                               to Company            to Acquisition                   December 31, 1996
                                           -------------------   ------------------------   -----------------------------------


                                                                                Carrying
                                                                                  Costs
                                                    Buildings                   Less Cost       Land        Buildings
                                                       and       Improve-       of Sales      and Land         and       Total
Description                  Encumbrances  Land   Improvements     ments        and Other   Improvements  Improvements  (a),(b)
-----------                  ------------  ----   ------------     -----        ---------   ------------  ------------  -------
RESIDENTIAL LOTS UNDER DEVELOPMENT
----------------------------------
   Brown's Farm -
     Cobb Co., GA                  --        3,154        --       3,883          (4,739)        2,298          --         2,298
   Apalachee River Club
     Gwinnett Co., GA              --        1,820        --       3,240          (2,068)        2,992          --         2,992
   Echo Mill
     Cobb Co., GA                 423        5,298        --       3,907          (4,293)        4,912          --         4,912
   Barrett Downs
     Forsyth Co., GA               --        1,489        --       1,742          (1,381)        1,850          --         1,850
   Bradshaw Farms
     Cherokee Co., GA              --        3,246        --       5,887          (7,277)        1,856          --         1,856
   Alcovy Woods
     Gwinnett Co., GA           1,005        1,142        --         108              25         1,275          --         1,275
                                1,428       16,149        --      18,767         (19,733)       15,183          --        15,183
                             --------     --------   -------    --------        --------      --------     --------
                             $102,964     $131,256   $66,793    $227,471        $(47,857)     $110,787     $266,876     $377,663
                             ========     ========   =======    ========        ========      ========     ========     ========



                                                                     Life on
                                                                    Which De-
                                                                   preciation
                               Accumu-                               In 1996
                                lated      Date of                   Income
                               Deprecia-  Construc-      Date       Statement
Description                    tion (a)     tion       Acquired    Is Computed
-----------                    --------   ---------    --------    -----------
RESIDENTIAL LOTS UNDER DEVELOPMENT
   Brown's Farm -
     Cobb Co., GA                   --     1993-1994      1993-1994         --
   Apalachee River Club
     Gwinnett Co., GA               --          1994           1994         --
   Echo Mill
     Cobb Co., GA                   --          1994           1994         --
   Barrett Downs
     Forsyth Co., GA                --          1994           1994         --
   Bradshaw Farms
     Cherokee Co., GA               --          1994           1994         --
   Alcovy Woods
     Gwinnett Co., GA               --          1996           1996         --
                               -------
                                    --
                               -------
                               $20,339
                               =======

                                                                  SCHEDULE III
                                                                 (Page 5 of 5)
            COUSINS PROPERTIES INCORPORATED AND CONSOLIDATED ENTITIES
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1996
                                ($ in thousands)

NOTES:
      (a)  Reconciliations of total real estate carrying value and accumulated depreciation for the three years ended December 31, 1996 are as follows:
                                                        Real Estate                Accumulated Depreciation
                                              ------------------------------      --------------------------
                                                1994       1995       1996          1994     1995      1996
                                                ----       ----       ----          ----     ----      ----

           Balance at beginning of period     $108,252   $149,242   $235,344      $ 9,418   $12,112   $15,483
              Additions during the period:
                Improvements and other
                  capitalized costs             53,580     97,036    181,682           --        --        --
                Provision for depreciation          --         --         --        2,694     3,371     5,571
                                              --------   --------   --------      -------   -------   -------
                                                53,580     97,036    181,682        2,694     3,371     5,571
                                              --------   --------   --------      -------   -------   -------


              Deductions during the period:
              Cost of real estate sold         (12,590)   (10,934)   (39,363)          --        --     (715)
                                              --------   --------   --------      -------   -------   -------
                                               (12,590)   (10,934)   (39,363)          --        --        --
                                              --------   --------   --------      -------   -------   -------

           Balance at close of period         $149,242   $235,344   $377,663      $12,112   $15,483   $20,339
                                              ========   ========   ========      =======   =======   =======

      (b) Initial cost for Kennesaw was previously adjusted to reflect a write-down of $1,430 to state the property at the then realizable value.


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of Wildwood Associates and Green Valley Associates II:
We have audited the accompanying combined balance sheets of WILDWOOD ASSOCIATES (a Georgia general partnership) and GREEN VALLEY ASSOCIATES II (a North Carolina general partnership) as of December 31, 1995 and 1996, and the related combined statements of income, partners' capital and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the management of the partnerships. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wildwood Associates and Green Valley Associates II as of December 31, 1995 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                                             ARTHUR ANDERSEN LLP
Atlanta, Georgia
February 14, 1997



               WILDWOOD ASSOCIATES AND GREEN VALLEY ASSOCIATES II
               --------------------------------------------------
                             COMBINED BALANCE SHEETS
                             -----------------------
                           DECEMBER 31, 1995 AND 1996
                           --------------------------
                                ($ in thousands)

                                                             1995       1996
                                                           -------    --------
ASSETS
------

REAL ESTATE ASSETS:
    Income producing properties, including land of
        $37,677 and $44,366 in 1995 and 1996,
        respectively (Note 7)                              $217,748   $239,647
    Accumulated depreciation and amortization               (44,900)   (48,699)
                                                           -------------------
                                                            172,848    190,948
    Projects under construction                              15,378     19,670
    Land committed to be contributed (Note 3)                13,903      9,405
    Land and property predevelopment costs                   12,399     11,862
                                                           -------------------
           Total real estate assets                         214,528    231,885
                                                           -------------------
CASH AND CASH EQUIVALENTS                                        --     16,511
                                                           -------------------
OTHER ASSETS:
    Deferred expenses, net of accumulated amortization of
      $6,078 and $6,365 in 1995 and 1996, respectively        5,641      7,249
    Receivables (Note 6)                                     14,920     15,330
    Allowance for possible losses (Note 1)                   (2,550)    (2,550)
    Furniture, fixtures and equipment, net of accumulated
        depreciation of $1,276 and $1,153 in 1995 and 1996,
        respectively                                            296        456
    Other                                                        31         29
                                                           -------------------
                                                             18,338     20,514
                                                           -------------------
                                                           $232,866   $268,910
                                                           ===================
LIABILITIES AND PARTNERS' CAPITAL
---------------------------------

NOTES PAYABLE (Note 7)                                     $134,855   $166,490
RETAINAGE, ACCOUNTS PAYABLE AND
    ACCRUED LIABILITIES                                       7,843     11,762
                                                           -------------------
           Total liabilities                                142,698    178,252
                                                           -------------------
PARTNERS' CAPITAL (Notes 3 and 4):
    International Business Machines Corporation              45,084     45,329
    Cousins Properties Incorporated                          45,084     45,329
                                                           -------------------
           Total partners' capital                           90,168     90,658
                                                           -------------------
                                                           $232,866   $268,910
                                                           ===================

The accompanying notes are an integral part of these combined balance sheets.

               WILDWOOD ASSOCIATES AND GREEN VALLEY ASSOCIATES II
                          COMBINED STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 and 1996

                                 ($ in thousand)


                                                    1994      1995      1996
                                                    ----      ----      ----

REVENUES:
    Rental income and recovery of expenses
        charged directly to specific tenants       $36,196   $37,589   $40,351
    Interest                                            27        32        39
    Other                                               82       146       115
                                                   ---------------------------
               Total revenues                       36,305    37,767    40,505
                                                   ---------------------------
EXPENSES:
    Real estate taxes                                2,516     3,032     3,579
    Maintenance and repairs                          1,991     2,207     2,622
    Utilities                                        1,822     1,965     2,182
    Management and personnel costs                   1,794     1,892     2,217
    Contract security                                  745       820     1,094
    Grounds maintenance                                588       646       776
    Expenses charged directly to specific tenants      458       395       417
    Insurance                                          100        98        93
    Interest expense                                11,790    11,478     9,712
    Depreciation and amortization                    8,648     8,353     8,372
    Predevelopment, marketing and other expenses       342       345       293
    Ground lease expense (Note 8)                      322       322       295
    Real estate taxes on undeveloped land (Note 3)     182       163       208
    General and administrative expenses                163       167       155
                                                   ---------------------------
           Total expenses                           31,461    31,883    32,015
                                                   ---------------------------
GAIN ON SALE OF INVESTMENT
    PROPERTIES (Note 8)                                 --        --        --
                                                   ---------------------------
NET INCOME                                         $  4,844  $ 5,884   $ 8,490
                                                   ===========================



The accompanying notes are an integral part of these combined statements.

               WILDWOOD ASSOCIATES AND GREEN VALLEY ASSOCIATES II
               --------------------------------------------------
                    COMBINED STATEMENTS OF PARTNERS' CAPITAL
                    ----------------------------------------
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996
              ----------------------------------------------------

                                ($ in thousands)

                                   International
                                      Business       Cousins
                                      Machines      Properties
                                    Corporation    Incorporated     Total
                                    -----------    ------------     -----


BALANCE, December 31, 1993            $47,720         $47,720      $95,440


    Distributions                      (4,000)         (4,000)      (8,000)


    Net income                          2,422           2,422         4,844
                                      -------------------------------------

BALANCE, December 31, 1994             46,142          46,142        92,284


    Distributions                      (4,000)         (4,000)       (8,000)

 Net income                             2,942           2,942         5,884

                                      -------------------------------------

BALANCE, December 31, 1995             45,084          45,084        90,168


    Distributions                      (4,000)         (4,000)       (8,000)


    Net income                          4,245           4,245         8,490
                                      -------------------------------------

BALANCE, December 31, 1996            $45,329         $45,329       $90,658
                                      =====================================







The accompanying notes are an integral part of these combined statements.

               WILDWOOD ASSOCIATES AND GREEN VALLEY ASSOCIATES II
               --------------------------------------------------
                   COMBINED STATEMENTS OF CASH FLOWS (Note 9)
                   ------------------------------------------
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996
              ----------------------------------------------------

                                ($ in thousands)

                                                      1994     1995      1996
                                                      ----     ----      ----


CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                      $ 4,844  $  5,884  $  8,490
    Adjustments to reconcile net income to net
        cash provided by operating activities:
           Depreciation and amortization              8,648     8,353     8,372
           Effect of recognizing rental revenues
               on a straight-line basis                (349)     (383)      421
           Change in tenant rental receivables           51       (38)     (562)
           Change in accounts payable and accrued
               liabilities related to operations       (195)   (1,004)    3,557
                                                    ---------------------------
Net cash provided by operating activities            12,999    12,812    20,278
                                                    ---------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Property acquisition and development
      expenditures                                   (3,008)   (4,940)  (34,871)
    Payment for deferred expenses; furniture,
      fixtures and equipment; and other assets         (661)   (2,123)   (2,978)
                                                    ---------------------------
Net cash used in investing activities                (3,669)   (7,063)  (37,849)
                                                    ---------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of notes payable                         (630)   (1,063)   (1,610)
    Repayment of long term financing                     --  (111,998)       --
    Proceeds from long term refinancing                  --    98,000    70,000
    Proceeds from line of credit                     12,600    31,212    75,733
    Repayments under line of credit                 (13,300)  (13,904) (102,041)
    Partnership distributions                        (8,000)   (8,000)   (8,000)
                                                    ---------------------------
Net cash provided by (used in) financing activities  (9,330)   (5,753)   34,082
                                                    ---------------------------
NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                                     --        (4)   16,511

CASH AND CASH EQUIVALENTS AT BEGINNING
    OF YEAR                                               4         4        --
                                                    ---------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR            $     4   $    --  $ 16,511
                                                    ===========================

The accompanying notes are an integral part of these combined statements.

               WILDWOOD ASSOCIATES AND GREEN VALLEY ASSOCIATES II
               --------------------------------------------------
                     NOTES TO COMBINED FINANCIAL STATEMENTS
                     --------------------------------------
                        DECEMBER 31, 1994, 1995 AND 1996
                        --------------------------------




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

Allowance for Possible Losses:

         The allowance for possible losses provides for potential writeoffs of certain tenant receivables and other tenant related assets on WWA's books. The allowance reflects management's evaluation of the exposure to WWA based on a specific review of its properties and the impact of current economic conditions on those properties.







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

Rental Income:

         In accordance with Statement of Financial Accounting Standards ("SFAS") No. 13, income on leases which include scheduled increases in rental rates over the lease term (other than scheduled increases based on the Consumer Price Index) is recognized on a straight-line basis.

Use of Estimates:

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Impairment of Long-Lived Assets:

         The Partnerships have adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The adoption of SFAS No. 121 had no effect on the financial results of the Partnerships and the Partnerships have recognized no provision for real estate losses for any period presented.

2.    FORMATION AND PURPOSE OF THE PARTNERSHIPS

         WWA and GVA II were formed under the terms of partnership agreements effective May 30, 1985 and March 31, 1988, respectively. The purpose of the Partnerships is, among other things, to develop and operate selected property within Wildwood Office Park ("Wildwood"), located in Atlanta, Georgia and the Summit Green project located in Greensboro, North Carolina.

         Wildwood is an office park containing a total of approximately 289 acres, of which approximately 94 acres are owned by WWA, and an estimated 15 acres are committed to be contributed to WWA by Cousins (see Note 3). Cousins owns the balance of the developable acreage in the park. At December 31, 1996, WWA's income producing real estate assets in Wildwood consisted of: five office buildings totaling 1,882,000 rentable square feet, one office building of 250,000 rentable square feet which is under construction (including land under such buildings totaling approximately 46 acres); land parcels totaling approximately 15 acres leased to two banking facilities and five restaurants; and a 2 acre site on which a child care facility is constructed. In addition, WWA's assets include 36 acres of land held for future development, which is composed of a 4 acre site with approximately 58,000 square feet of office space which was purchased in 1986 for future development (classified with income producing properties in the accompanying financial statements), and 32 acres of other land to be developed (including additional land committed to be contributed by Cousins) (see Note 3).

         See Note 8 where the disposition of the Summit Green property is discussed.

3.    CONTRIBUTIONS TO THE PARTNERSHIPS

         IBM and Cousins have each contributed or committed to contribute $62,857,000 in cash or properties to the Partnerships. The value of property contributed by IBM was agreed to by the partners at the time of formation of WWA and was recorded at the cash amount IBM paid for the property just prior to contributing it to the Partnership. The value of the property contributed and to be contributed by Cousins was recorded on the Partnership's books at an amount equal to the cash and property contributed by IBM for an equal (50%) partnership interest.

         The status of contributions at December 31, 1996, was as follows ($ in thousands):


                                             IBM       COUSINS      TOTAL
                                             ---       -------      -----

         Cash contributed                  $46,590     $    84     $ 46,674
         Property contributed               16,267      53,853       70,120
         Land committed to be contributed       --       8,920        8,920
                                           --------------------------------
                  Total                    $62,857     $62,857     $125,714
                                           ================================

         WWA has elected not to take title to the remaining land committed to be contributed by Cousins until such land is needed for development. However, Cousins' capital account was previously credited with the amount originally required to bring it equal to IBM's, and a like amount, plus preacquisition costs paid by WWA, were set up as an asset entitled "Land Committed To Be Contributed." This asset account subsequently has been reduced as land actually has been contributed, or as land yet to be contributed became associated with a particular building.

         At December 31, 1996, Cousins was committed to contribute land on which an additional 678,051 GSF are developable, provided that regardless of planned use or density, 38,333 GSF shall be the minimum GSF attributed to each developable acre contributed. Cousins has also agreed to contribute infrastructure land in Wildwood, as defined, at no cost to WWA, in order to provide the necessary land for development of roads and utilities. The ultimate acreage remaining to be contributed by Cousins will depend upon the actual density achieved, but would be approximately 15 acres if the density were similar to that achieved on land contributed to date.

         WWA pays all of the expenses related to the Land Committed to be Contributed which were $182,000, $163,000 and $208,000 in 1994, 1995 and
1996, respectively.







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

5.    FEES TO RELATED PARTIES

     The  Partnerships  engaged  Cousins  to  manage,   develop  and  lease  the
Partnerships' property. Fees to Cousins incurred by the Partnerships during 1994, 1995 and 1996 were as follows ($ in thousands):


                                           1994       1995      1996
                                           ----       ----      ----

         Development and tenant
              construction fees           $   57     $  250     $  604
         Management fees                     909        945      1,032
         Leasing and procurement fees        189        235      1,105
                                          ----------------------------
                                          $1,155     $1,430     $2,741
                                          ============================

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

         At December 31, 1996, future minimum rentals to be received under existing non-cancelable leases, including tenants' current pro rata share of operating expenses are as follows ($ in thousands):

                                        Leases
                            Leases       With
                             With        Third
                            Partners    Parties      Total
                            --------    -------      -----

         1997              $ 16,371    $ 18,330    $ 34,701
         1998                17,145      17,767      34,912
         1999                16,896      11,937      28,833
         2000                16,673       9,997      26,670
         2001                12,719       7,687      20,406
         Thereafter          31,829      35,902      67,731
                           --------------------------------
                           $111,633    $101,620    $213,253
                           ================================

         At December 31, 1995 and 1996, receivables which related to the cumulative excess of revenues recognized in accordance with SFAS No. 13 over revenues which accrued in accordance with the actual lease agreements totaled $14,754,000 and $14,331,000, respectively. Of the 1996 amount, 57% was related to leases with IBM.

7.    NOTES PAYABLE

         At December 31, 1996, notes payable consisted of the following ($ in thousands):

                                                                                    Term/
                                                                                Amortization                  Balance at
                                                                                   Period          Final     December 31,
             Description                                      Rate                 (Years)       Maturity        1996
             -----------                                      ----              ------------     --------    ------------

   Line of credit ($10 million maximum)                  Fed Funds + .75%           2/ N/A          9/1/97     $     --
   2300 Windy Ridge Parkway Building mortgage note             7.56%                10/25         12/01/05       71,078
   3200 Windy Hill Road Building mortgage note                 8.23%                10/28           1/1/07       70,000
   2500 Windy Ridge Parkway Building mortgage note             7.45%                10/20         12/15/05       25,412
                                                                                                               --------
                                                                                                               $166,490
                                                                                                               ========

         On December 16, 1996, WWA completed the financing of the 3200 Windy Hill Road Building with a $70 million mortgage note payable at an 8.23% interest rate and maturity of January 1, 2007. Concurrent with the financing, WWA paid down its line of credit to $0 and on January 16, 1997, made a cash distribution of $10 million to each partner.

         On January 7, 1997, WWA received a commitment for the financing of the 4100 and 4300 Wildwood Parkway Buildings which is scheduled to fund by April 1, 1997. The $30 million non-recourse mortgage note payable has an interest rate of 7.65% and a term of fifteen years.

         The 2300 Windy Ridge Parkway Building and 3200 Windy Hill Road Building mortgage notes, as well as the $30 million mortgage note on which WWA has received a commitment, provide for additional amortization in the later years of the notes (over that required by the amortization periods shown above) concurrent with scheduled rent increases.

         The line of credit matures September 1, 1997, but will automatically be renewed from year to year unless the lender provides a notice of non-renewal at least three months in advance of the annual renewal date. The line generally prohibits new borrowings other than those under the line, or the pledging of any assets not pledged as of August 1, 1990, without the Lender's prior approval. The line bears a floating interest rate equal to the daily federal funds rate plus 3/4%, and there are no fees or compensating balance arrangements required under the line. Cousins and IBM have each severally guaranteed one-half of the line of credit. Assets with net carrying values of $143,775,000 were pledged as security on the Partnerships' debt.













         The aggregate maturities of the indebtedness at December 31, 1996 summarized above are as follows ($ in thousands):

                           1997                               $  2,325
                           1998                                  3,513
                           1999                                  3,791
                           2000                                  4,093
                           2001                                  4,579
                           Thereafter                          148,189
                                                              --------
                                                              $166,490
                                                              ========

         The Partnerships capitalize interest expense to property under development as required by Statement of Financial Accounting Standards No. 34. In the years ended December 31, 1995 and 1996, the Partnerships capitalized interest totaling $236,000 and $1,053,000, respectively.

         At December 31, 1995 and 1996, the carrying value of the Partnerships' notes payable approximates fair value.

8.    DISPOSITION OF SUMMIT GREEN

         Effective December 1, 1996, WWA disposed of its interest in a 144,000 GSF office building at Summit Green in exchange for cancellation of the related mortgage debt. In connection with this disposition, the Partnerships also may dispose of their leasehold interest in land adjacent to the office building. The Partnerships anticipate no material gain or loss will result from their disposition of the Summit Green project.

         The land adjacent to the formerly owned office building is subject to a non-subordinated ground lease expiring October 31, 2084. Lease payments effective December 1, 1996 are approximately $256,000 per year, and escalate at ten year intervals based on the cumulative increase in the Consumer Price Index ("Index") over the prior ten year period (subject to a 5% annual cap on the increase in such Index in any one year). The next escalation date is December 1, 2006.

9.    COMBINED STATEMENTS OF CASH FLOWS-SUPPLEMENTAL INFORMATION

         Interest (net of amounts capitalized) was as follows ($ in thousands):

                                     1994      1995       1996
                                     ----      ----       ----

         Interest paid             $11,780   $12,011     $9,096

     Significant non-cash financing and investing activities included the following:

     In 1994, the child care facility under construction with an aggregate cost of $1,600,000 was transferred from Land and Property Predevelopment Costs to Income Producing Properties.

     In 1995 and 1996, land parcels with costs of $6,537,000 and $4,498,000, respectively, were transferred from Land Committed To Be Contributed to Land and Property Predevelopment Cost.

     In 1996, the Partnerships recorded the disposition of the Summit Green project (including the office building and the anticipated disposition of the leasehold interest in the adjacent land) having a total cost of $10,447,000, and the cancellation of $10,447,000 of related debt (see Note 8).

     In 1996, two buildings with a total cost of $29,368,000 were transferred from Projects Under Construction to Income Producing Properties.

                                                                   SCHEDULE III
               WILDWOOD ASSOCIATES AND GREEN VALLEY ASSOCIATES II
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1996
                                ($ in thousands)

     Column A                  Column B         Column C                Column D                          Column E
     --------                  --------         --------                --------                         --------
                                                                    Costs Capitalized               Gross Amount at Which
                                              Initial Cost             Subsequent                        Carried at
                                               to Company            to Acquisition                   December 31, 1996
                                           -------------------   ------------------------   -----------------------------------


                                                                                Carrying
                                                                                  Costs
                                                    Buildings                   Less Cost       Land        Buildings
                                                       and       Improve-       of Sales      and Land         and       Total
Description                  Encumbrances  Land   Improvements     ments        and Other   Improvements  Improvements  (a),(b)
-----------                  ------------  ----   ------------     -----        ---------   ------------  ------------  -------
Wildwood Office Park -
   Cobb Co., GA
    2500 Windy Ridge           $ 25,413   $ 4,414   $ 14,814    $  9,904        $   141       $ 4,414       $ 24,859   $ 29,273
    2300 Windy Ridge             71,077     8,927         --      61,728          5,429         8,927         67,157     76,084
    Parkside                         --     4,274      2,553      (1,029)           (45)        3,136          2,617      5,753
    3200 Windy Hill              70,000    10,503         --      67,571          5,470        10,503         73,041     83,544
    4100/4300 Wildwood Parkway       --     6,689         --      22,541            251         6,689         22,792     29,481
    4200 Wildwood Parkway            --     4,347         --      14,948            375            --         19,670     19,670
    Stand Alone Retail Sites         --     7,659      1,234       3,642            123         9,570          3,088     12,658
    Land committed to
       be contributed                --     9,023         --          --            382         9,405             --      9,405
    Other land and
       property                      --    11,430         --       3,459           (173)       11,575          3,141     14,716
                               --------   -------   --------    --------        -------       -------       --------   --------
                               $166,490   $67,266   $ 18,601    $182,764        $11,953       $64,219       $216,365   $280,584
                               ========   =======   ========    ========        =======       =======       ========   ========

NOTE: (a)  Reconciliations of total real estate carrying value and accumulated depreciation for the three years ended December 31, 1996 are as follows:
                                                        Real Estate                     Accumulated Depreciation
                                             ----------------------------------     --------------------------------
                                               1994         1995         1996         1994         1995        1996
                                               ----         ----         ----         ----         ----        ----
Balance at beginning of period               $249,714     $250,738     $259,428     $32,932      $40,009     $44,900
Additions during the period:
      Improvements, and other
         capitalized costs                      1,058        8,690       32,361          --           --          --
      Provisions for depreciation                  --           --           --       7,111       4,891       7,296
Deductions during the period:
      Retirement of fully depreciated
         assets and writeoffs                     (34)          --           --        (34)           --         (16)
      Disposition of Summit Green
         Office Building                           --           --      (11,205)         --           --      (3,481)
                                             --------     --------     --------     -------      -------     -------
Balance at close of period                   $250,738     $259,428     $280,584     $40,009      $44,900     $48,699
                                             ========     ========     ========      =======     =======     =======



                                                                     Life on
                                                                    Which De-
                                                                   preciation
                               Accumu-                               In 1996
                                lated      Date of                   Income
                               Deprecia-  Construc-      Date       Statement
Description                    tion (a)     tion       Acquired    Is Computed
-----------                    --------   ---------    --------    -----------
Wildwood Office Park -
   Cobb Co., GA
    2500 Windy Ridge           $ 9,249     1985             1985    40 Years
    2300 Windy Ridge            20,065     1986             1986    40 Years
    Parkside                     1,562     1980             1986    25 Years
    3200 Windy Hill             15,813     1989             1989    40 Years
    4100/4300 Wildwood Parkway     445     1995             1986    40 Years
    4200 Wildwood Parkway           --     1996             1986          --
    Stand Alone Retail Sites     1,027     Various     1985-1995    Various
    Land committed to
       be contributed               --     --          1985-1986          --
    Other land and
       property                    538     Various     1985-1986    Various
                               -------
                               $48,699

                               =======

                         REPORT OF INDEPENDENT AUDITORS



To the Partners of
CSC Associates, L.P. (A Limited Partnership)

We have audited the accompanying balance sheets of CSC Associates, L.P. (the Partnership) as of December 31, 1995 and 1996, and the related statements of operations, partners' capital, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule of CSC Associates, L.P. listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CSC Associates, L.P. as of December 31, 1995 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                             ERNST & YOUNG LLP

Atlanta, Georgia
January 31, 1997

                              CSC ASSOCIATES, L.P.
                                 BALANCE SHEETS
                           DECEMBER 31, 1995 AND 1996
                                ($ in thousands)


                                     ASSETS
                                     ------
                                                          1995         1996
                                                          ----         ----
REAL ESTATE ASSETS:

  Building and improvements, including land and
    land improvements of $22,818 in 1995 and 1996       $208,676     $209,141
  Accumulated depreciation                               (21,232)     (27,621)
                                                        ---------------------
                                                         187,444      181,520
                                                        ---------------------
CASH                                                          97           31
                                                        ---------------------
NOTE RECEIVABLE (Note 4)                                                                      --          78,304

OTHER ASSETS:

  Deferred expenses, net of accumulated amortization
    of $3,664 and $4,779 in 1995 and 1996, respectively    8,306        7,293
  Other receivables (Note 3)                                                            10,142          10,895
  Furniture, fixtures and equipment, net of accumulated
    depreciation of $1,218 and $ 1,553 in 1995 and 1996,
    respectively                                             871          627
  Other (Note 6)                                              29        1,021
                                                        ---------------------
      Total other assets                                  19,348       19,836
                                                        ---------------------
                                                        $206,889     $279,691
                                                        =====================

                        LIABILITIES AND PARTNERS' CAPITAL
                        ---------------------------------

NOTE PAYABLE (Note 4)                                   $     --     $ 78,304

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES                   2,951        1,041
                                                        ---------------------
      Total liabilities                                    2,951       79,345
                                                        ---------------------
PARTNERS' CAPITAL (Note 1)                               203,938      200,346
                                                        ---------------------
                                                        $206,889     $279,691
                                                        =====================




The accompanying notes are an integral part of these balance sheets.

                              CSC ASSOCIATES, L.P.
                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996
                                ($ in thousands)

                                                     1994      1995      1996
                                                     ----      ----      ----

REVENUES:
    Rental income and recovery of expenses
        charged directly to specific tenants       $28,931   $31,195   $33,312
    Interest income (Note 4)                            --        --     4,561
                                                   ---------------------------
        Total revenues                              28,931    31,195    37,873
                                                   ---------------------------
EXPENSES:
    Real estate taxes                                3,493     3,482     3,578
    Utilities                                        1,198     1,103       967
    Management and personnel costs                   1,313     1,403     1,523
    Cleaning                                         1,041     1,086     1,152
    Contract security                                  412       434       640
    Repairs and maintenance                            352       349       408
    Elevator                                           274       305       330
    Parking                                            206       208       245
    Insurance                                          111       116       112
    Grounds maintenance                                105       116       135
    Interest expense (Note 4)                           --        --     4,561
    Depreciation and amortization                    7,222     7,688     7,968
    Marketing and other expenses                       154       164        64
    General and administrative expenses                 41        44        82
                                                   ---------------------------
           Total expenses                           15,922    16,498    21,765
                                                   ---------------------------
NET INCOME                                         $13,009   $14,697   $16,108
                                                   ===========================
The accompanying notes are an integral part of these statements.

                              CSC ASSOCIATES, L.P.
                         STATEMENTS OF PARTNERS' CAPITAL
               FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996
                                ($ in thousands)










         BALANCE, December 31, 1993                        $205,853

           Net income                                        13,009
           Distributions                                    (14,150)
                                                           --------

         BALANCE, December 31, 1994                         204,712

           Net income                                        14,697
           Distributions                                    (15,471)
                                                           --------

         BALANCE, December 31, 1995                         203,938

           Net income                                        16,108
           Distributions                                    (19,700)
                                                           --------
         BALANCE, December 31, 1996                        $200,346
                                                           ========









         The accompanying notes are an integral part of these statements.

                              CSC ASSOCIATES, L.P.
                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996
                                ($ in thousands)

                                                      1994     1995     1996
                                                      ----     ----     ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                        $13,009  $14,697  $16,108
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation and amortization                   7,222    7,688    7,968
      Rental revenue recognized on straight-line
        basis in excess of rental revenue
        specified in the lease agreements            (3,156)  (1,148)    (748)
      Change in other receivables and
        other assets                                   (315)       7     (997)
      Change in accounts payable and
        accrued liabilities related to operations        17    1,122   (1,937)
                                                    --------------------------
Net cash provided by operating activities            16,777   22,366   20,394
                                                    --------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to building and improvements             (1,120)  (6,918)    (571)
  Payments for deferred expenses                     (1,060)  (1,285)    (143)
  Investment in note receivable                          --       --  (80,000)
  Collection of note receivable                          --       --    1,696
  Proceeds from (payments for) furniture, fixtures
    and equipment                                       (17)      10      (46)
                                                    --------------------------
Net cash used in investing activities                (2,197)  (8,193)  (79,064)
                                                    --------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from note payable                             --       --    80,000
  Repayment of note payable                              --       --    (1,696)
  Partnership distributions                         (14,150) (15,471)  (19,700)
                                                    --------------------------
Net cash provided by (used in) financing activities (14,150) (15,471)   58,604
                                                    --------------------------
NET INCREASE (DECREASE) IN CASH                         430   (1,298)      (66)

CASH AT BEGINNING OF YEAR                               965    1,395        97
                                                    --------------------------
CASH AT END OF YEAR                                 $ 1,395  $    97  $     31
                                                    ==========================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
    Cash paid during the year for interest          $    15  $    --  $  4,339
                                                    ==========================


The accompanying notes are an integral part of these statements.

                              CSC ASSOCIATES, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1994, 1995 AND 1996




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

         The Partnership Agreement and related documents (the "Agreements") contain among other provisions, the following:

         a.       CPI is the Managing Partner.

         b. CPI is obligated to contribute a total of $18.2 million cash to the Partnership, all of which has been contributed. Premises is obligated to contribute land parcels to the Partnership having an aggregate agreed upon value of $18.2 million, all of which has been contributed, which property value, in the opinion of the partners, was equal to the estimated fair market value of the land at the time of formation of the Partnership. The value of the property contributed by Premises was recorded on the Partnership's books at an amount equal to the cash contributed by CPI for an equal (50%) partnership interest. In October 1993, the partners each contributed an additional $86.7 million.

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

Capitalization Policies
-----------------------

         All costs related to planning, development and construction of the Building, and expenditures for the Building prior to the date it became operational for financial statement purposes, have been capitalized. Interest expense, amortization of financing costs, and real estate taxes were also capitalized while the Building was under development.

Depreciation and Amortization
-----------------------------

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

Income Taxes
------------

         No provision has been made for federal or state income taxes because each partner's proportionate share of income or loss from the Partnership will be passed through to be included on each partner's separate tax return.

Rental Income
-------------

         In accordance with Statement of Financial Accounting Standards No. 13 ("SFAS No. 13"), income on leases which include increases in rental rates over the lease term is recognized on a straight-line basis.

Allowance for Doubtful Accounts
-------------------------------

         From time to time, the Partnership evaluates the need to establish an allowance for doubtful accounts based on a review of specific receivables. As of December 31, 1995 and 1996, there is no allowance for doubtful accounts included in the accompanying balance sheet.

Use of Estimates
----------------

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Impairment of Long-Lived Assets
-------------------------------

         In 1995, the Partnership adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The adoption of SFAS No. 121 had no effect on the financial results of the Partnership.

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

         At December 31, 1996, future minimum rentals to be received under existing non-cancelable leases, including tenants' current pro rata share of operating expenses, are as follows ($ in thousands):

                                  Lease           Leases
                                   With            With
                                NB Holdings        Third
                                Corporation       Parties          Total
                                -----------       -------          -----

        1997                     $ 16,563        $ 16,324        $ 32,887
        1998                       16,762          16,563          33,325
        1999                       16,762          16,366          33,128
        2000                       16,762          16,358          33,120
        2001                       16,762          16,195          32,957
        Subsequent to 2001        197,679          98,668         296,347
                                 ----------------------------------------
                                 $281,290        $180,474        $461,764
                                 ========================================

         In the years ended December 31, 1995 and 1996, income recognized on a straight-line basis exceeded income which would have accrued in accordance with the lease terms by $1,148,000 and $748,000, respectively. At December 31, 1995 and 1996, receivables which related to the cumulative excess of revenues recognized in accordance with SFAS No. 13 over revenues which accrued in accordance with the actual lease agreements totaled $9,684,000 and $10,432,000, respectively. Of that amount, 20% was related to leases with NB Holdings Corporation. At December 31, 1996, two professional services firms leased approximately 15% and 14%, respectively, of the net rentable space of the Building.

4.       NOTE PAYABLE AND NOTE RECEIVABLE
         --------------------------------

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

         The Partnership has loaned the $80 million proceeds of the Notes to CPI under a non-recourse loan (the "CPI Loan") secured by CPI's Partnership interests under the same payment terms as those of the Notes. CPI paid all costs of issuing the Notes and the CPI Loan, including a $400,000 fee to an affiliate of NationsBank Corporation. In addition, CPI pays a monthly fee to an affiliate of NationsBank Corporation of .025% of the outstanding principal balance of the Notes which totaled approximately $220,000 in 1996.

         The estimated fair value of both the note payable and related note receivable at December 31, 1996 was $74 million which was calculated by discounting future cash flows under the notes at estimated rates at which similar notes would be made currently.

         The Partnership also has an unsecured $3 million line of credit provided by an affiliate of Premises. Interest on the line is paid at a floating rate (6.14% weighted average rate in December 1996) and interest only is payable quarterly through July 31, 1997, at which time the entire outstanding balance is due. There were no borrowings under the line as of December 31, 1995 and 1996.

         The maturities of the Notes at December 31, 1996 are as follows (in thousands):

                           1997                       $ 2,157
                           1998                         2,298
                           1999                         2,450
                           2000                         2,610
                           2001                         2,782
                           Subsequent to 2001          66,007
                                                      -------
                                                      $78,304

                                                      =======
5.       RELATED PARTIES
         ---------------

     The Partnership engaged CPI and an affiliate of CPI to manage, develop and lease the Building. During 1994, 1995 and 1996, fees to CPI and its affiliate incurred by the Partnership were as follows ($ in thousands):

                                                 1994     1995     1996
                                                 ----     ----     ----

Development and tenant construction fees         $ 25    $   88    $ 13
Leasing and procurement fees                      230       229     101
Management fees                                   640       744     815
                                                 ----------------------
                                                 $895    $1,061    $929
                                                 ======================

6.       PARKING AGREEMENT
         -----------------

         On February 7, 1996, CSC entered into a 25 year Cross Parking License Agreement ("Parking Agreement") with the North Avenue Presbyterian Church ("NAPC") which allows CSC the use of 200 parking spaces in NAPC's parking deck which is located adjacent to NAPC. The agreement commenced on October 1, 1996. CSC paid a $1,000,000 contribution toward the construction cost of the parking deck as consideration for the Parking Agreement. The $1,000,000 contribution is included in Other Assets and is being amortized over the 25 year life of the Parking Agreement. NAPC may reduce the number of parking spaces available to the Partnership or may terminate the Parking Agreement under certain conditions after the sixth year, at which time a partial refund of the $1,000,000 would be due to CSC. In addition, CSC is responsible for the maintenance of the parking deck and the payment of the related operating expenses.

                                                                   SCHEDULE III

                              CSC ASSOCIATES, L.P.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1996
                                ($ in thousands)

     Column A                  Column B         Column C                Column D                          Column E
     --------                  --------         --------                --------                         --------
                                                                    Costs Capitalized               Gross Amount at Which
                                              Initial Cost             Subsequent                        Carried at
                                               to Company            to Acquisition                   December 31, 1996
                                           -------------------   ------------------------   -----------------------------------


                                                                                Carrying
                                                                                  Costs
                                                    Buildings                   Less Cost       Land        Buildings
                                                       and       Improve-       of Sales      and Land         and       Total
Description                  Encumbrances  Land   Improvements     ments        and Other   Improvements  Improvements  (a),(b)
-----------                  ------------  ----   ------------     -----        ---------   ------------  ------------  -------
NationsBank Plaza
   Atlanta, Georgia           $     --    $18,200    $  --      $180,492        $10,449       $22,818       $186,323   $209,141
                              =================================================================================================



NOTE: (a)  Reconciliations of total real estate carrying value and accumulated depreciation for the three years ended December 31, 1996 are as follows:

                                                        Real Estate                     Accumulated Depreciation
                                             ----------------------------------     --------------------------------
                                               1994         1995         1996         1994         1995        1996
                                               ----         ----         ----         ----         ----        ----

Balance at beginning of period               $200,781     $203,275     $208,676     $ 9,176      $14,980     $21,232
Improvements and other capitalized costs        2,494        5,401          465          --           --         --
Provision for depreciation                         --           --           --       5,804        6,252       6,389
                                             ----------------------------------     --------------------------------
Balance at close of period                   $203,275     $208,676     $209,141     $14,980      $21,232     $27,621
                                             ==================================     ================================





                                                                     Life on
                                                                    Which De-
                                                                   preciation
                               Accumu-                               In 1996
                                lated      Date of                   Income
                               Deprecia-  Construc-      Date       Statement
Description                    tion (a)     tion       Acquired    Is Computed
-----------                    --------   ---------    --------    -----------
NationsBank Plaza
   Atlanta, Georgia           $27,621      1990-1992     1990          5-40
                              =======

                         REPORT OF INDEPENDENT AUDITORS



The Partners
Haywood Mall Associates
(A South Carolina Joint Venture)





We have audited the accompanying balance sheets of Haywood Mall Associates (A South Carolina Joint Venture) as of December 31, 1996 and 1995, and the related statements of income, cash flows and venturers' equity for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedules of Haywood Mall Associates listed in the Index at
Item 14(a). These financial statements and schedules are the responsibility of the Management of the Joint Venture. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Haywood Mall Associates (A South Carolina Joint Venture) at December 31, 1996 and December 31, 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.





                                                             ERNST & YOUNG LLP




New York, NY
February 6, 1997

                             HAYWOOD MALL ASSOCIATES
                        (A South Carolina Joint Venture)

                                 BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995






                                                        1996           1995
                                                    -----------     -----------
ASSETS
------

Shopping center:
   Land                                             $ 3,353,335     $ 3,353,335
   Building and improvements                         38,648,103      38,861,068
                                                    ---------------------------
                                                     42,001,438      42,214,403
   Less: accumulated depreciation                     9,806,074       8,550,512
                                                    ---------------------------
                                                     32,195,364      33,663,891
Cash                                                  1,304,867       2,971,993
Receivables (principally rentals) less
   allowance of $395,440 and $428,094                 2,551,788       2,716,834
Other assets                                          5,477,821       5,178,154
                                                    ---------------------------
                                                    $41,529,840     $44,530,872
                                                    ===========================
LIABILITIES AND VENTURERS' EQUITY
---------------------------------

Accounts payable and
   accrued liabilities                              $   589,218     $ 1,237,422
Venturers' equity:
   Cousins Properties Incorporated                   19,895,026      21,268,088
   Bellwether Properties of
     South Carolina, L.P.                            21,045,596      22,025,362
                                                    ---------------------------
                                                    $41,529,840     $44,530,872
                                                    ===========================




The accompanying notes are an integral part of these financial statements.

                             HAYWOOD MALL ASSOCIATES
                        (A South Carolina Joint Venture)

                              STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                            1996          1995         1994
                                            ----          ----         ----
INCOME
Rental income:
   Minimum                               $ 8,400,211  $ 6,667,505  $ 6,050,650
   Overage                                   317,372      261,214      568,546
   Real estate taxes                         752,816      459,222      418,166
   Utility charges and
     other operating expense recoveries    3,935,100    3,776,482    3,287,614
                                         -------------------------------------
   Interest income                           121,265      104,741       45,655
                                         -------------------------------------
                                          13,526,764   11,269,164   10,370,631
                                         -------------------------------------

EXPENSES

Mortgage interest                                 --           --      598,389
Repairs and maintenance                    1,030,119    1,014,931      882,580
Utilities                                    900,046      917,881      820,798
Managing agent's costs
   (principally payroll)                   1,096,696      924,208      840,149
Depreciation                               1,539,387    1,137,513      597,732
Other                                        898,518      742,457      486,981
Real estate taxes                            874,778      539,020      450,338
Leasehold rent                                66,752       66,752       64,765
                                         -------------------------------------
                                           6,406,296    5,342,762    4,741,732
                                         -------------------------------------
INCOME BEFORE
   EXTRAORDINARY ITEM                      7,120,468    5,926,402    5,628,899

Extraordinary loss from
   prepayment of mortgage debt                    --           --      680,277
                                         -------------------------------------
         NET INCOME                      $ 7,120,468  $ 5,926,402  $ 4,948,622
                                         =====================================






The accompanying notes are an integral part of these financial statements.

                             HAYWOOD MALL ASSOCIATES
                        (A South Carolina Joint Venture)

                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                               1996        1995        1994
                                               ----        ----        ----
OPERATING ACTIVITIES
 Net income                                 $7,120,468 $ 5,926,402  $ 4,948,622
 Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation                            1,539,387   1,137,513      597,732
     Amortization of deferred charges          632,203     482,746      363,230
     Straight line adjustment for
       step lease rentals                     (47,352)   (209,567)     (114,085)
     Loss from prepayment of
       mortgage debt                               --          --       680,277
     Change in operating assets and
       liabilities:
         Decrease/(increase) in receivables   212,398    (518,551)     (134,841)
         Increase in other assets, principally
            deferred leasing costs           (931,870) (3,596,952)     (543,502)
         (Decrease)/increase in accounts payable
            and accrued liabilities          (648,204)    280,869        58,522
                                           ------------------------------------
Net Cash Provided by
  Operating Activities                      7,877,030   3,502,460     5,855,955
                                           ------------------------------------
INVESTING ACTIVITIES
   Investments in shopping center             (70,860)  (7,658,996) (11,864,544)
                                           ------------------------------------
Cash Used in Investing Activities             (70,860)  (7,658,996) (11,864,544)
                                           ------------------------------------
FINANCING ACTIVITIES
   Principal payments on mortgages                 --           --      (92,492)
   Prepayment of mortgage debt                     --           --  (20,116,762)
   Cash distributions                      (9,530,000)  (6,698,000)  (5,758,268)
   Partners' capital contributions             56,704   12,196,032   32,031,738
                                           ------------------------------------
Net Cash (Used in)/Provided by
   Financing Activities                    (9,473,296)   5,498,032    6,064,216
                                           ------------------------------------
   (Decrease)/increase in cash             (1,667,126)   1,341,496       55,627
   Cash at beginning of year                2,971,993    1,630,497    1,574,870
                                           ------------------------------------
Cash at end of year                        $1,304,867  $ 2,971,993  $ 1,630,497
                                           ====================================
SUPPLEMENTAL DISCLOSURE
   Interest paid during the year           $       --  $        --  $   750,964
                                           ====================================


The accompanying notes are an integral part of these financial statements.

                             HAYWOOD MALL ASSOCIATES
                        (A South Carolina Joint Venture)

                         STATEMENTS OF VENTURERS' EQUITY
                   FOR THE THREE YEARS ENDED DECEMBER 31, 1996





                                  Bellwether           Cousins
                                Properties of         Properties
                              South Carolina, L.P.   Incorporated     Total
                              --------------------   ------------     -----

Balance at December 31, 1993     $   323,462          $   323,462   $   646,924

     Net income                    2,474,311            2,474,311     4,948,622
     Cash distributions           (2,879,134)          (2,879,134)   (5,758,268)
     Capital contributions        16,058,382           15,973,356    32,031,738
                                 ----------------------------------------------
Balance at December 31, 1994      15,977,021           15,891,995    31,869,016
                                 ----------------------------------------------
     Net income                    2,963,201            2,963,201     5,926,402
     Cash distributions           (3,349,000)          (3,349,000)   (6,698,000)
     Capital contributions         6,434,140            5,761,892    12,196,032
                                 ----------------------------------------------
Balance at December 31, 1995      22,025,362           21,268,088    43,293,450

     Net income                    3,560,234            3,560,234     7,120,468
     Cash distributions           (4,540,000)          (4,990,000)   (9,530,000)
     Cash contributions                   --               56,704        56,704
                                 ----------------------------------------------
Balance at December 31, 1996     $21,045,596          $19,895,026   $40,940,622
                                 ==============================================






The accompanying notes are an integral part of these financial statements.

                             HAYWOOD MALL ASSOCIATES
                        (A South Carolina Joint Venture)

                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994





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

On January 1, 1996, the Venture adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (the Statement). The Statement requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets' carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The adoption of the Statement had no effect on the Venture's 1996 financial statements.

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







NOTE D - LEASES

The Venture has a land lease with a base period that extends through the year 2017. Future lease payments due under the lease, at December 31, 1996, are as follows:

                           1997            -         $   67,000
                           1998            -             67,000
                           1999            -             70,000
                           2000            -             72,000
                           2001            -             72,000
                        Thereafter         -          1,202,000

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

Future minimum rentals (excluding expenses billable to tenants) to be received under leases, all of which are classified and accounted for as operating leases at December 31, 1996 are as follows:

               Year Ending December 31:
                                                       Amount*
                                                       -------

                         1997                        $ 8,090,150
                         1998                          8,154,996
                         1999                          7,264,576
                         2000                          6,446,833
                         2001                          5,829,049
                      Thereafter                      16,882,032
                                                     -----------
                         TOTAL                       $52,667,636
                                                     ===========

        *Does not include rentals applicable to renewal options.

At December 31, 1996 and 1995, receivables which related to the cumulative excess of revenues recognized in accordance with Statement of Financial Accounting Standards No. 13 "Accounting for Leases" over revenues which accrued in accordance with the actual lease agreements aggregates $1,992,734 and $1,945,382, respectively.

NOTE E - RELATED PARTY TRANSACTIONS

The Venture pays Corporate Property Investors, which has an ownership interest in one of the Venturers, a leasing fee of 1% of gross rentals received, as defined. During the years ended December 31, 1996, 1995 and 1994, the Venture incurred leasing fees of $94,310, $61,601 and $62,405, respectively. Such amounts are included in managing agent's costs on the statements of income.

                                                                  SCHEDULE III
                             HAYWOOD MALL ASSOCIATES
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1996
                                ($ in thousands)

     Column A                  Column B         Column C                Column D                          Column E
     --------                  --------         --------                --------                         --------
                                                                    Costs Capitalized               Gross Amount at Which
                                              Initial Cost             Subsequent                        Carried at
                                               to Company            to Acquisition                   December 31, 1996
                                           -------------------   ------------------------   -----------------------------------


                                                                                Carrying
                                                                                  Costs
                                                    Buildings                   Less Cost       Land        Buildings
                                                       and       Improve-       of Sales      and Land         and       Total
Description                  Encumbrances  Land   Improvements     ments        and Other   Improvements  Improvements  (a),(b)
-----------                  ------------  ----   ------------     -----        ---------   ------------  ------------  -------
Haywood Mall
   Greenville, S.C.           $     --    $ 3,598    $ 9,630    $ 10,669        $  0          $  3,353     $44,344      $47,697
                              =================================================================================================


NOTES:  (1) Estimated useful life for Buildings and Improvements.
        (2) Estimated useful life for Property Equipment.
        (3) Amounts will not tie to Property totals on Balance Sheet as some real estate assets are classified as Other Assets.
        (4) Reconciliations of total real estate carrying value and accumulated depreciation for the three years ended December 31, 1996 are as follows:

                                                        Real Estate                     Accumulated Depreciation
                                             ----------------------------------     --------------------------------
                                               1994         1995         1996         1994         1995        1996
                                               ----         ----         ----         ----         ----        ----

Balance at beginning of period               $23,392      $23,897      $46,976      $7,017       $7,722      $ 9,108
Improvements and other capitalized costs         505       23,079          721          --           --          --
Provision for depreciation                        --           --           --         705        1,386        1,670
                                             ---------------------------------      --------------------------------
Balance at close of period                   $23,897      $46,976      $47,697      $7,722       $9,108      $10,778
                                             =================================      ================================



                                                                     Life on
                                                                    Which De-
                                                                   preciation
                               Accumu-                               In 1996
                                lated      Date of                   Income
                               Deprecia-  Construc-      Date       Statement
Description                    tion (a)     tion       Acquired    Is Computed
-----------                    --------   ---------    --------    -----------

Haywood Mall
   Greenville, S.C.            $10,778     1979-1980     1979          35 (1)

NOTES:  (1) Estimated useful life for Buildings and Improvements.
        (2) Estimated useful life for Property Equipment.
        (3) Amounts will not tie to Property totals on Balance Sheet as some real estate assets are classified as Other Assets.
        (4) Reconciliations of total real estate carrying value and accumulated depreciation for the three years ended December 31, 1996 are as follows:
