Form 10-Q
period 1997-03-31
COUSINS PROPERTIES INC
filed 1997-05-14
CIK 25232

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended March 31, 1997                 Commission file number 0-3576






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


     At April 30, 1997, 29,176,273 shares of common stock of the Registrant were outstanding.

            COUSINS PROPERTIES INCORPORATED AND CONSOLIDATED ENTITIES
                           CONSOLIDATED BALANCE SHEETS
                   ($ in thousands, except per share amounts)

                                                  December 31,       March 31,
                                                      1996             1997
                                                  ------------       ---------
                                                                    (Unaudited)
ASSETS
------
   Operating properties                             $252,699          $351,440
   Land held for investment or future development     21,213            21,494
   Projects under construction                        88,568            21,233
   Residential lots under development                 15,183            17,098
   Less:  accumulated depreciation                   (20,339)          (24,190)
                                                    --------          --------
     Total properties                                357,324           387,075
                                                    --------          --------

CASH AND CASH EQUIVALENTS, at cost which
   approximates market                                 1,598             4,666

NOTES AND OTHER RECEIVABLES                           56,497            38,774

INVESTMENT IN UNCONSOLIDATED JOINT VENTURES          132,262           112,355

OTHER ASSETS                                           8,963             8,796
                                                    --------          --------
       TOTAL ASSETS                                 $556,644          $551,666
                                                    ========          ========

LIABILITIES AND STOCKHOLDERS' INVESTMENT
----------------------------------------

NOTES PAYABLE                                       $231,831          $227,561

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES              25,302            19,523

DEPOSITS AND DEFERRED INCOME                             327               345
                                                    --------          --------
       TOTAL LIABILITIES                             257,460           247,429
                                                    --------          --------
STOCKHOLDERS' INVESTMENT
   Common stock, $1 par value,  authorized
     50,000,000 shares; issued 28,920,122
     shares at December 31, 1996 and
     29,176,273 shares at March 31, 1997              28,920            29,176
   Additional paid-in capital                        164,970           169,108
   Cumulative undistributed net income               105,294           105,953
                                                    --------          --------
       TOTAL STOCKHOLDERS' INVESTMENT                299,184           304,237
                                                    --------          --------
       TOTAL LIABILITIES AND STOCKHOLDERS'
          INVESTMENT                                $556,644          $551,666
                                                    ========          ========




The accompanying notes are an integral part of these consolidated balance sheets.

            COUSINS PROPERTIES INCORPORATED AND CONSOLIDATED ENTITIES
                        CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1997
                                   (UNAUDITED)
                   ($ in thousands, except per share amounts)




                                                    1996              1997
                                                    ----              ----

REVENUES:
   Rental property revenues                       $ 5,838           $15,255
   Development income                                 273               974
   Management fees                                    570               834
   Leasing and other fees                             727               137
   Residential lot and outparcel sales              4,380             2,261
   Interest and other                               1,435               830
                                                  -------            ------
                                                   13,223            20,291
                                                  -------            ------
INCOME FROM UNCONSOLIDATED JOINT VENTURES           4,394             3,582
                                                  -------            ------
COSTS AND EXPENSES:
   Rental property operating expenses               1,394             3,709
   General and administrative expenses              2,199             3,259
   Depreciation and amortization                    1,294             3,429
   Stock appreciation right expense (credit)         (359)             (131)
   Residential lot and outparcel cost of sales      4,165             1,946
   Interest expense                                 1,014             3,656
   Property taxes on undeveloped land                 243               259
   Other                                              203               479
                                                  -------            ------
                                                   10,153            16,606
                                                  -------            ------
INCOME FROM OPERATIONS BEFORE INCOME TAXES          7,464             7,267

PROVISION FOR INCOME TAXES FROM OPERATIONS            166                39
                                                  -------            ------
INCOME BEFORE GAIN ON SALE OF INVESTMENT
   PROPERTIES                                       7,298             7,228

GAIN ON SALE OF INVESTMENT PROPERTIES, NET OF
   APPLICABLE INCOME TAX PROVISION                     --             2,396
                                                  -------            ------
NET INCOME                                        $ 7,298           $ 9,624
                                                  =======           =======
NET INCOME PER SHARE                              $   .26           $   .33
                                                  =======           =======
CASH DIVIDENDS DECLARED PER SHARE                 $   .27           $   .31
                                                  =======           =======
WEIGHTED AVERAGE COMMON EQUIVALENT SHARES          28,278            28,995
                                                  =======           =======





The accompanying notes are an integral part of these consolidated statements.

            COUSINS PROPERTIES INCORPORATED AND CONSOLIDATED ENTITIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1997
                                   (UNAUDITED)
                                ($ in thousands)

                                                            1996         1997
                                                            ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income before gain on sale of
     investment properties                                $ 7,298      $ 7,228
   Adjustments to reconcile net income before
     gain on sale of investment properties to net
     cash provided by operating activities:
       Depreciation and amortization                        1,294        3,429
       Stock appreciation right expense (credit)             (359)        (131)
       Cash charges to expense accrual for stock
         appreciation rights                                  (40)        (520)
       Effect of recognizing rental revenues on a
         straight-line basis                                    9         (121)
       Income from unconsolidated joint ventures           (4,394)      (3,582)
       Operating distributions from unconsolidated
         joint ventures                                     3,878        8,904
       Residential lot and outparcel cost of sales                                          3,910           1,793
       Changes in other operating assets and liabilities:
         Change in other receivables                         (647)       2,576
         Change in accounts payable and accrued
           liabilities                                        (72)      (7,008)
                                                          -------      -------
Net cash provided by operating activities                  10,877       12,568
                                                          -------      -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Gain on sale of investment properties                       --        2,396
   Adjustments to reconcile gain on sale of investment
     properties to net cash provided by sales activities:
       Cost of sales                                           --          287
   Property acquisition and development expenditures      (35,399)     (16,202)
   Non-operating distributions from unconsolidated
     joint ventures                                            --       14,600
   Investment in notes receivable                         (18,000)      (1,656)
   Change in other assets, net                               (883)         (46)
   Investment in unconsolidated joint ventures,
     including interest capitalized to equity
     investments                                             (161)         (15)
   Collection of notes receivable                             103            1
                                                          -------      -------
Net cash used in investing activities                     (53,248)        (635)
                                                          -------      -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of lines of credit                           (37,427)     (38,422)
   Proceeds from lines of credit                            4,558       35,237
   Dividends paid                                          (7,623)      (8,965)
   Common stock sold, net of expenses                       2,084        4,370
   Repayment of other notes payable                          (378)      (1,085)
   Proceeds from other notes payable                       79,834           --
                                                          -------      -------
Net cash provided by (used in) financing activities        41,048       (8,865)
                                                          -------      -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       (1,323)       3,068
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD            1,552        1,598
                                                          -------      -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                $   229      $ 4,666
                                                          =======      =======


The accompanying notes are an integral part of these consolidated statements.

            COUSINS PROPERTIES INCORPORATED AND CONSOLIDATED ENTITIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

         The Consolidated Financial Statements include the accounts of Cousins Properties Incorporated ("Cousins") and its majority and wholly-owned affiliates, as well as Cousins Real Estate Corporation ("CREC") and its subsidiaries. All of the entities included in the Consolidated Financial Statements are hereinafter referred to collectively as the "Company."

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

         The Consolidated Financial Statements were prepared by the Company without audit, but in the opinion of management reflect all adjustments necessary for the fair presentation of the Company's financial position as of March 31, 1997, and results of operations for the three month periods ended March 31, 1996 and 1997. Results of operations for the interim 1997 period are not necessarily indicative of results expected for the full year. While certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, the Company believes that the disclosures herein are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the Consolidated
Financial Statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996. The accounting policies employed are the same as those shown in Note 1 to the Consolidated Financial Statements included in such Form 10-K.

         Certain 1996 amounts have been reclassified to conform to the 1997 presentation.

2.   SUPPLEMENTAL INFORMATION CONCERNING CASH FLOWS

         Interest (net of $1,633,000 and $590,000 capitalized in 1996 and 1997, respectively) and income taxes paid were as follows for the three months ended March 31, 1996 and 1997 ($ in thousands):

                                          1996          1997
                                         ------        ------

                  Interest paid           $927         $3,579
                  Income taxes paid       $ 23             --

         In January 1997, approximately $17,005,000 was transferred from Notes and Other Receivables to Operating Properties (see Note 5). During the three months ended March 31, 1997, approximately $59,716,000 was transferred from Projects Under Construction to Operating Properties.

         At March 31, 1997, cash and cash equivalents included $3,337,000 from property sales held in escrow pending reinvestment in a tax-deferred exchange and $1,028,000 which is restricted under a municipal bond indenture.

3.   COSTS CAPITALIZED AND FEES ELIMINATED IN CONSOLIDATION

         Development, construction, and leasing fees received by CREC and its subsidiaries from Cousins and Cousins' majority owned affiliates are eliminated in consolidation. Costs related to planning, development, leasing and construction of properties (including related general and administrative expenses) are capitalized. The table below shows the fees eliminated, the internal costs capitalized related to these fees, and the additional internal costs capitalized by CREC to its own residential developments for the three months ended March 31, 1996 and 1997 ($ in thousands):

                                                             1996       1997
                                                             ----       ----

            Fees eliminated in consolidation                $1,134      $421
            Internal costs capitalized in consolidation
              to projects on which fees were eliminated        649       549
            Internal costs capitalized to CREC
              residential developments                         129       138

4.   NOTES PAYABLE AND INTEREST EXPENSE

     At December 31, 1996 and March 31, 1997, the composition of notes payable was as follows ($ in thousands):

                                                December 31, 1996                         March 31, 1997
                                         ---------------------------------       --------------------------------
                                                     Share of                                Share of
                                                  Unconsolidated                          Unconsolidated
                                         Company  Joint Ventures   Total         Company  Joint Ventures   Total
                                         -------  --------------   -----         -------  --------------   -----
Fixed Rate Mortgages
 (primarily non-recourse)                $206,731    $105,487     $312,218       $205,647    $120,020     $325,667
Floating Rate Lines
 of Credit                                 25,100       2,025       27,125         21,914          80       21,994
                                         --------    --------     --------       --------    --------     --------
                                         $231,831    $107,512     $339,343       $227,561    $120,100     $347,661
                                         ========    ========     ========       ========    ========     ========

         On March 20, 1997, Wildwood Associates completed the financing of the 4100 and 4300 Wildwood Parkway Buildings with a $30 million non-recourse mortgage note payable at a 7.65% interest rate and term of fifteen years. In conjunction with this financing and a portion of the $70 million financing of the 3200 Windy Hill Road Building completed in December 1996, in the first quarter of 1997, Wildwood Associates made non-operating cash distributions of $12.5 million to each partner and paid the entire calendar year 1997 operating distribution of $4.5 million to each partner. Wildwood Associates will use the approximately $10 million remaining proceeds and the operating cash flow for the balance of 1997 to complete the 4200 Wildwood Parkway Building.

         Subsequent to March 31, 1997, the Company extended the maturity of its $100 million line of credit from June 30, 1997 to June 29, 1998. As of March 31, 1997, the outstanding balance under the line of credit was $20.6 million.

         For the three months ended March 31, 1997, interest expense was recorded as follows ($ in thousands):

                                                        Share of
                                                    Unconsolidated
                                         Company    Joint Ventures    Total
                                         -------    --------------    -----
             Interest Expensed           $ 3,656        $1,946       $ 5,602
             Interest Capitalized            590           188           778
                                         -------        ------       -------
                                         $ 4,246        $2,134       $ 6,390
                                         =======        ======       =======

         During the first quarter of 1997, interest was capitalized related to the Company's and the Company's share of unconsolidated joint venture projects under construction which had an average balance of $48 million.

5.   WILDWOOD TRAINING FACILITY

         The Wildwood Training Facility is owned by a limited partnership which leases the land under the facility from the Company through November 30, 2013, with no renewal option, and owes the Company $25.9 million on a note collateralized by the building located on the land (see Note 3 of "Notes to Consolidated Financial Statements" in the Company's annual report on Form 10-K for the year ended December 31, 1996). The facility had been 100% leased to International Business Machines Corporation ("IBM") through November 30, 1998. The IBM lease generated net cash flow of approximately $2.4 million, of which all but $44,000 was paid to the Company as payments on the mortgage note and ground lease, and for management fees. At December 31, 1996, the land and the mortgage note (which for financial reporting purposes was treated as an amortizing note even though it did not actually amortize) were carried at $0 and $17,005,000, respectively, in the accompanying financial statements.

         Effective January 1, 1997, the IBM lease was extended eight years beyond its previous expiration, to November 30, 2006. The amended lease will continue to generate net cash flow of approximately $2.4 million through November 30, 1998, after which it will generate approximately $2.7 million through November 30, 2002, and $3.0 million through November 30, 2006. All but $44,000 will be paid to the Company as payments on the mortgage note and ground lease and for management fees through November 30, 1998, after which all but $54,000 will be paid to the Company. The mortgage note payable to the Company is not expected to amortize during this period.

         Based on the above, the Company will receive substantially all of the economic risks and rewards from the property through the term of the IBM lease. In addition, the Company will receive substantially all of the future economic risks and rewards from the property beyond the IBM lease because of the short term remaining on the land lease (7 years) and the large mortgage note balance ($25.9 million) that would have to be paid off, with interest, in that 7 year period before the limited partnership would receive any significant benefit. Therefore, effective January 1, 1997, the $17,005,000 balance of the mortgage note and land were reclassified to Operating Properties, and 1997 revenues and expenses (including depreciation) have been recorded as if the building were owned by the Company.

6.   ABBOTTS BRIDGE STATION

         In January 1997, the Company purchased the land for, and commenced construction of Abbotts Bridge Station, an approximately 85,000 square foot neighborhood retail center located in suburban Atlanta, Georgia. The Company purchased the 17 acre site for approximately $2.8 million. The center is expected to be completed in the first half of 1998 at a cost of approximately $11 million.

7.   NORFOLK HOTEL ASSOCIATES MORTGAGE NOTE PAYOFF

         On February 14, 1997, the mortgage note receivable due to Norfolk Hotel Associates with a balance of $8,325,000 was repaid in full (see Note 5 of "Notes to Consolidated Financial Statements' in the Company's annual report on Form 10-K for the year ended December 31, 1996). A portion of the proceeds from the repayment was used to pay off the partnership's lines of credit, with substantially all of the balance of the partnership's assets ($2.1 million of cash for each partner) distributed to the partners in March 1997.

PART I.  FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for the Three Months Ended March 31, 1996 and 1997.

Results of Operations:

         Rental Property Revenues and Operating Expenses. Rental property revenues were approximately $9,417,000 higher in 1997. Rental revenues from the Company's office portfolio increased approximately $5,891,000 in 1997 due primarily to the acquisition of two office buildings and the addition of two new office buildings which became operational for financial reporting purposes during 1996. Rental revenues from One Independence Center and 615 Peachtree Street, two office buildings which were acquired in December 1996 and August 1996, respectively, contributed to the increase by $3,105,000 and $699,000 respectively. Two office buildings, 100 and 200 North Point Center East, which became operational for financial reporting purposes in April 1996 and November 1996, respectively, increased rental revenues approximately $675,000 and $574,000, respectively.

         The Wildwood Training Facility also favorably impacted the rental revenues recognized from the Company's office portfolio. Effective January 1, 1997, the Wildwood Training Facility is being accounted for as if it were owned by the Company (see Note 5). Thus, rental revenues were favorably impacted by the rental revenues from the Wildwood Training Facility which were approximately $809,000 in the three months ended March 31, 1997.

         Rental revenues from the Company's retail portfolio increased approximately $3,587,000 in 1997. The increase was due primarily to five retail centers or expansions of existing centers which became operational for financial reporting purposes during 1996 as follows: Colonial Plaza MarketCenter ($938,000) in March 1996, Greenbrier MarketCenter ($910,000) in October 1996, Los Altos MarketCenter ($554,000) in November 1996, the expansion of Presidential MarketCenter ($165,000) in June 1996 and Mansell Crossing Phase II ($162,000) in March 1996 (the Company does not own Mansell Crossing Phase I). Rivermont Station which became operational in February 1997 also increased rental revenues by $205,000.

         The tax-deferred exchange of Lawrenceville MarketCenter in November 1996 partially offset the above increases in rental revenues by approximately $599,000.

         Rental property operating expenses increased approximately $2,315,000, which increase was primarily related to the occupancy of the retail centers and the 100 and 200 North Point Center East office buildings, as well as the acquisitions of the 615 Peachtree Street and One Independence Center office buildings and the reclassification of the Wildwood Training Facility as discussed above.

         Development Income. Development income was approximately $701,000 higher in 1997. The increase was due primarily to approximately $685,000 of income recognized from a center in Cuyahoga Falls, Ohio. Additionally, approximately $123,000 of income was recognized in 1997 from the fee development of Total Systems' corporate headquarters in Columbus, Georgia.

         Management Fees. Management fees increased approximately $264,000 in 1997. The increase was primarily due to the acquisition of the management contracts of The Lea Richmond Company in July 1996, which contributed approximately $219,000 of management fees (see Note 8 of "Notes to Consolidated Financial Statements" in the Company's annual report on Form 10-K for the year ended December 31, 1996).

         Leasing and Other Fees. Leasing and other fees decreased approximately $590,000 in 1997. The decrease was due in part to a decrease of approximately $234,000 from leasing fees related to Wildwood Office Park, primarily related to fees received from the leasing of the 4100 and 4300 Wildwood Parkway Buildings. Leasing fees recognized by the Company's retail division from third party developments also decreased approximately $230,000 in 1997.

         Residential Lot and Outparcel Sales and Cost of Sales. Residential lot and outparcel sales decreased approximately $2,119,000 in 1997. The decrease was due primarily to a decrease in residential lot sales from 68 lots in 1996 to 26 lots in 1997. CREC and one of its subsidiaries also recognized $1,636,000 and $1,084,000 in outparcel sales in 1996 and 1997, respectively, from three and two outparcel sales in 1996 and 1997, respectively.

         Residential lot and outparcel cost of sales decreased approximately $2,219,000 in 1997 due to decreases in sales discussed above.

         Interest and Other Income. Interest and other income decreased approximately $605,000 in 1997. The decrease was due primarily to the reclassification of the Wildwood Training Facility Mortgage Note to Operating Properties (see Note 5). No interest income from this mortgage note was recognized in 1997 which caused a decrease of approximately $401,000 in interest income. Also contributing to the decrease was a decrease of approximately $195,000 in interest income recognized from temporary investments. In the three months ended March 31, 1996, the Company was recognizing interest income on temporary investments made with proceeds received from the CSC Associates, L.P. financing (see Note 4 of "Notes to Consolidated Financial Statements" in the Company's annual report on Form 10-K for the year ended December 31, 1996). No similar amounts were invested in the three months ended March 31, 1997.

         Income from Unconsolidated Joint Ventures. (All amounts reflect the Company's share of joint venture income.) Income from unconsolidated joint ventures decreased approximately $812,000 in 1997.

         Income from Temco Associates decreased approximately $412,000 in 1997. In March 1996, Temco Associates exercised an option to purchase 240 acres of land which it simultaneously sold. CREC's share of the gain on the sale was $430,000. There was no similar sale in the three months ended March 31, 1997.

         Income from Wildwood Associates decreased approximately $464,000 in 1997. Results in 1996 were negatively impacted by an increase in interest expense (approximately $364,000). This increase was due primarily to the financing of the 3200 Windy Hill Road Building which contributed approximately $726,000 to the increase in interest expense. On December 16, 1996, Wildwood Associates completed the financing of this building with a $70 million mortgage note payable at an 8.23% interest rate and maturity of January 1, 2007. Concurrent with the financing, Wildwood Associates paid down its line of credit to $0 which partially offset the increase in interest expense by approximately $187,000. Also partially offsetting the increase in interest expense was a decrease of approximately $130,000 in interest expense related to the Summit Green Building. Effective December 1, 1996, Wildwood Associates disposed of its interest in this building in exchange for cancellation of the related mortgage debt.

         Income before depreciation, amortization and interest expense from the 4100 and 4300 Wildwood Parkway Buildings favorably impacted results by approximately $407,000. The 4100 and 4300 Wildwood Parkway Buildings became partially operational for financial reporting purposes in March 1996. Income before depreciation, amortization and interest expense from the 3200 Windy Hill Road Building decreased approximately $319,000 due primarily to the effect of the straight-lining of rental revenues in accordance with Statement of Financial Accounting Standards No. 13, which decreased rental revenues by approximately $433,000. The disposition of the Summit Green Building, as discussed above, decreased income before depreciation, amortization and interest expense by approximately $220,000.

         The disposition of the Summit Green Building also impacted depreciation and amortization, a decrease of approximately $106,000. The 4100 and 4300 Wildwood Parkway Buildings increased depreciation and amortization by approximately $299,000.

         General and Administrative Expenses. General and administrative expenses increased approximately $1,060,000 in 1997. The increase was primarily due to the Company's expansion and acquisition of The Lea Richmond Company and The Richmond Development Company in July 1996 (see Note 8 of "Notes to Consolidated Financial Statements" in the Company's annual report on Form 10-K for the year ended December 31, 1996). Additionally, approximately $397,000 of additional expense in 1997 was accrued for higher than anticipated estimates of runoff and other expenses associated with the termination of the Company's partially self-insured medical plan in December 1996.

         Depreciation and Amortization. Depreciation and amortization increased approximately $2,135,000 in 1997. The increase was partially due to the retail centers becoming operational as discussed above. The increase was also due to the 100 and 200 North Point Center East office buildings becoming operational and the acquisitions of the One Independence Center and 615 Peachtree Street office buildings in December 1996 and August 1996, respectively, and the reclassification of the Wildwood Training Facility to Operating Properties.

         Stock Appreciation Right Expense (Credit). The credit to stock appreciation expense decreased approximately $228,000 in 1997. This non-cash item is primarily related to a reduction in the number of stock appreciation rights outstanding due to exercises which occurred since the first quarter of 1996, as well as the Company's stock price, which was $20.25 and $19.50 at December 31, 1995 and March 31, 1996, respectively; and $28.125 and $27.25 at December 31, 1996, and March 31, 1997, respectively.

         Interest Expense. Interest expense increased approximately $2,642,000 in 1997. Interest expense before capitalization increased to $4,247,000 in 1997 from $2,647,000 in 1996 due to higher debt levels. Also contributing to the increase was a decrease in interest capitalization because of a lower level of projects under development. The amount of interest capitalized to projects under development (a reduction of interest expense) decreased to $590,000 in 1997 from $1,633,000 in 1996.

         Other Expenses. Other expenses increased approximately $276,000 in 1997 due to increases in predevelopment expense.

         Gain on Sale of Investment Properties. Gain on sale of investment properties increased $2,396,000 in 1997. The increase is due to a sale of certain acres of land at the Company's North Point development in January 1997 for net proceeds of $2,683,000. No similar sale occurred in 1996.

Liquidity and Capital Resources:

         Financial Condition. The Company's debt (including its pro rata share of unconsolidated joint venture debt) was 30% of total market capitalization at March 31, 1997. As discussed in Note 4, the Company extended the maturity of its $100 million line of credit to June 29, 1998.

         The Company has development projects in various stages. The Company currently intends to finance these projects, as well as the completion of projects currently under construction, using its existing lines of credit (increasing those lines of credit as required), long-term non-recourse financing on the Company's unleveraged projects and other financings as market conditions warrant and sales of assets as market conditions warrant. In September 1996, the Company filed a shelf registration statement with the Securities and Exchange Commission ("SEC") for offering from time to time of up to $200 million of common stock, warrants to purchase common stock and debt securities.

         Cash Flows. Net cash provided by operating activities increased $1.7 million in 1997. Operating distributions from unconsolidated joint ventures increased $5.0 million due primarily to increases of $3.5 million in distributions from Wildwood Associates and $1.45 million from CSC Associates, L.P. The increase in the distributions from Wildwood Associates was due to a portion of the proceeds from the $30 million financing of the 4100 and 4300 Wildwood Parkway Buildings in March 1997 (see Note 4) being distributed to each partner ($4.5 million). Depreciation and amortization increased $2.1 million due to several retail and office projects becoming operational during 1996 and 1997 and the acquisitions of One Independence Center and 615 Peachtree Street during 1996. Residential lot and outparcel cost of sales decreased $2.1 million due to decreases in the number of lots and outparcels sold in 1997. Cash flows from operating activities were negatively impacted by changes in other operating assets and liabilities, a decrease of $3.7 million.

         Net cash used in investing activities decreased $52.6 million in 1997 due to a decrease of $19.2 million in property acquisition and development expenditures, as a result of the Company having a lower level of projects under development. Also, investment in notes receivable decreased $16.3 million in 1997. The Company temporarily invested approximately $18 million of proceeds from the $80 million CSC Associates, L.P. financing completed in 1996 in a note receivable due from Wildwood Associates. No similar investment occurred in 1997. Non-operating distributions from unconsolidated joint ventures increased $14.6 million due primarily to distributions from Wildwood Associates of $10 million in January 1997 from the proceeds of the financing of the 3200 Wildwood Plaza Building completed in December 1996 and $2.5 million from the proceeds of the financing of the 4100 and 4300 Wildwood Parkway Buildings in March 1997 (see
Note 4). The Company also received a $2.1 million distribution from Norfolk Hotel Associates (see Note 7). Net cash provided by sales activities increased $2.9 million due to a land sale in January 1997. There were no land sales in the three months ended March 31, 1997.

         Net cash provided by financing activities decreased $49.9 million in 1997, which was primarily attributable to a decrease of $79.8 million in proceeds from other notes payable. The Company completed the $80 million CSC Associates, L.P. financing in February 1996. No similar financing occurred in the three months ended March 31, 1997. An increase in the dividends paid per share from $.27 to $.31 and an increase in the number of shares outstanding also contributed to the decrease as dividends paid increased $1.3 million. Partially offsetting the above increases were increases in proceeds from lines of credit ($30.7 million) and common stock sold net of expenses ($2.3 million.)

Supplemental Financial Information:

         Depreciation and amortization expense included the following components for the three months ended March 31, 1997 ($ in thousands):

                                                           Share of
                                                        Unconsolidated
                                              Company   Joint Ventures   Total
                                              -------   --------------   -----

         Furniture, fixtures and equipment    $   95        $    2      $   97
         Deferred financing costs                 --             3           3
         Goodwill and related business
           acquisition costs                     130             8         138
         Real estate related:
           Building (including tenant
              first generation)                 3,020         2,268       5,288
           Tenant second generation               184           313         497
                                               ------        ------      ------
                                               $3,429        $2,594      $6,023
                                               ======        ======      ======


         Exclusive of new developments and purchases of furniture, fixtures and equipment, the Company had the following capital expenditures during the three months ended March 31, 1997, including its share of unconsolidated joint ventures ($ in thousands):

                                                Office   Retail     Total
                                                ------   ------     -----

         Second generation related costs         $213     $ --       $213
         Building improvements                     10       --         10
                                                 ----     ----       ----
                                                 $223     $ --       $223
                                                 ====     ====       ====

PART II.  OTHER INFORMATION

Item 2.           Changes in Securities

                  (a) At the Company's Annual Meeting of Stockholders held on April 29, 1997, the Company's stockholders approved an amendment to the Company's Restated Articles of Incorporation so as to, among other things, authorize the Board of Directors to issue, without any further stockholder action, up to 20 million shares of Preferred Stock, in one or more series, with such terms and at such times and for such consideration as the Board of Directors may determine. Stockholders of the Company do not have preemptive rights to purchase any shares of Preferred Stock that may be issued in the future, and any such shares of Preferred Stock may rank senior to the Company's Common Stock with respect to dividends, redemption and liquidation rights. The issuance of Preferred Stock could also have the effect of delaying, deferring or preventing a change in control of the Company.

                  (b)      Not applicable.

                  (c)      Not applicable

Item 4.           Submission of Matters to a Vote of Security Holders

                  (a) The Company's Annual Meeting of Stockholders was held on April 29, 1997.

                  (b)      Not applicable.

                  (c) The following proposals were adopted by the stockholders of the Company:

                           (i)      The election of seven Directors.

                                  The vote on the above was:

                                                    For      Against  Abstained
                                                    ---      -------  ---------
                        Bennett A. Brown         24,356,474     --      39,745
                        Richard W. Courts, II    24,357,124     --      39,095
                        Thomas G. Cousins        24,357,368     --      38,851
                        Terence C. Golden        24,354,574     --      41,645
                        Boone A. Knox            24,357,124     --      39,095
                        William Porter Payne     24,348,937     --      47,282
                        Richard E. Salomon       23,542,637     --     853,580

                           (ii) A proposal to amend the Restated Articles of Incorporation so as to, among other things, authorize preferred stock, modify the stock ownership limitation provisions, increase the flexibility of the Board of Directors with respect to acquisitions of treasury
                                    shares,   remove  the  concept  of  "capital
                                    surplus" from the Company's distribution requirements, remove the requirement of par value with respect to future issuances of capital stock and clarify limitations on Director liability.

                                    The vote on the above proposal was:

                                       For              16,947,465
                                       Against           4,706,079
                                       Abstained            66,115

                           (iii) A proposal to amend the Stock Plan for Outside Directors so as to, among other things, allow the grant of restricted stock and stock options to Outside Directors and increase the shares available under the plan.

                                    The vote on the above proposal was:

                                       For              23,791,550
                                       Against             538,340
                                       Abstained            66,328

Item 6.           Exhibits and Reports on Form 8-K

                  (a)      Exhibits

                           3.1      Amended and Restated Articles of
                                    Incorporation

                           27       Financial Data Schedule

                  (b)      Reports on Form 8-K

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



                                   COUSINS PROPERTIES INCORPORATED
                                   Registrant



                                   /s/ Kelly H. Barrett
                                   -------------------------------------------
                                       Kelly H. Barrett
                                       Vice President and Controller
                                       (Authorized Officer)
                                       (Principal Accounting Officer)









May 14, 1997

                    ARTICLES OF RESTATEMENT AND AMENDMENT TO

                       RESTATED ARTICLES OF INCORPORATION

                                       OF

                         COUSINS PROPERTIES INCORPORATED


         Cousins Properties Incorporated, a corporation organized and existing under the laws of the State of Georgia, hereby certifies as follows:

         1. The name of the corporation is Cousins Properties Incorporated (the "Corporation").

         2. Pursuant to Section 14-2-1007 of the Georgia Business Corporation Code, these Articles of Incorporation restate and amend the Restated Articles of Incorporation of the Corporation (the "Articles of Restatement and Amendment"). These Articles of Restatement and Amendment were duly adopted by the shareholders of the Corporation in accordance with the provisions of Section 14-2-1003 of the Georgia Business Corporation Code on April 29, 1997.

         3. The Restated Articles of Incorporation of the Corporation as heretofore amended or supplemented are hereby restated and further amended to read in their entirety as follows:

                              RESTATED AND AMENDED

                            ARTICLES OF INCORPORATION

                                       OF

                         COUSINS PROPERTIES INCORPORATED

                                       1.

                         The name of the Corporation is:

                         COUSINS PROPERTIES INCORPORATED

                                       2.

                 The Corporation shall have perpetual duration.

                                       3.

         The purposes of the Corporation shall be to engage in and carry on the businesses of buying, leasing and otherwise acquiring lands and interests in lands of every kind and description and wheresoever situated; buying, leasing and otherwise acquiring and constructing and erecting, or contracting for the construction and erection of buildings and structures in and on said lands for any uses or purposes; holding, owning, improving, developing, maintaining, operating, letting, leasing, mortgaging, selling or otherwise disposing of such property or any part thereof; equipping, furnishing and operating apartments, apartment houses, hotels, apartment hotels, restaurants, office buildings, shopping centers, warehouses or any other buildings or structures of whatsoever kind; to loan its funds to any person, firm or corporation, either with or without security; and to conduct any other businesses and engage in any other activities not specifically prohibited to corporations for profit under the laws of the State of Georgia, and the Corporation shall have all powers necessary to conduct such businesses and engage in such activities, including, but not limited to, the powers enumerated in the Georgia Business Corporation Code or any amendment thereto.

                                       4.

         A. The Corporation shall have the authority to issue 50 million shares of Common Stock, $1 par value per share. Each share of Common Stock shall have one vote on each matter submitted to a vote of the shareholders of the Corporation. The holders of shares of Common Stock shall be entitled to receive, in proportion to the number of shares of Common Stock held, the net assets of the Corporation upon dissolution after any preferential amounts required to be paid or distributed to holders of outstanding shares of Preferred Stock, if any, are so paid or distributed.

         B. The Corporation shall have the authority to issue 20 million shares of Preferred Stock, $1.00 par value per share. The Preferred Stock may be issued from time to time by the Board of Directors as shares of one or more series. The description of shares of each series of Preferred Stock, including any designations, preferences, conversion and other rights, voting powers, restrictions, limitations as to dividends, qualifications, and terms and conditions of redemption shall be as set forth in resolutions adopted by the Board of Directors, and articles of amendment shall be filed with the Georgia Secretary of State as required by law to be filed with respect to issuance of such Preferred Stock, prior to the issuance of any shares of such series.

                  The Board of Directors is expressly authorized, at any time, by adopting resolutions providing for the issuance of, or providing for a change in the number of, shares of any particular series of Preferred Stock and, if and to the extent from time to time required by law, by filing articles of amendment that are effective without shareholder action, to increase or decrease the number of shares included in each series of Preferred Stock, but not below the number of shares then issued, and to set in any one or more respects the designations, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends, qualifications, or terms and conditions of redemption relating to the shares of each such series (provided, however, that no such issuance or designation shall result in any holder of shares of Common Stock being in violation of the Limit provided for in Article 11.A.(1) or any Prior Owner being in violation of Article 11.A.(3), as applicable, or otherwise resulting in the Corporation failing to qualify as a REIT). Notwithstanding the foregoing, the Board of Directors shall not be authorized to change the right of holders of Common Stock of the Corporation to vote one vote per share on all matters submitted for shareholder action. The authority of the Board of Directors with respect to each series of Preferred Stock shall include, but not be limited to, setting or changing the following:

                  (1) the dividend rate, if any, on shares of such series, the times of payment and the date from which dividends shall be accumulated, if dividends are to be cumulative;

                  (2) whether the shares of such series shall be redeemable and, if so, the redemption price and the terms and conditions of such redemption;

                  (3) the obligation, if any, of the Corporation to redeem shares of such series pursuant to a sinking fund or otherwise;

                  (4) whether shares of such series shall be convertible into, or exchangeable for, shares of stock of any other class, classes or series, or any other security, and, if so, the terms and conditions of such conversion or exchange, including the price or prices or the rate or rates of conversion or exchange and the terms of adjustment, if any;

                  (5) whether the shares of such series shall have voting rights, in addition to the voting rights provided by law, and, if so, the extent of such voting rights;

                  (6) the rights of the shares of such series in the event of voluntary or involuntary liquidation, dissolution or winding-up of the Corporation;

                  (7) restrictions on transfer to preserve the status of the Corporation as a REIT; and

                  (8)      any  other  relative  rights,  powers,   preferences,
                           qualifications, limitations or restrictions thereof relating to such series.

                                       5.

         Shares of stock of the Corporation may be issued by the Corporation for such consideration as shall be fixed from time to time by the Board of Directors.

                                       6.

         No shareholder shall have any preemptive right to subscribe for or to purchase any shares of stock or other securities issued by the Corporation.

                                       7.

         Subject to the provisions of applicable law and the rights of the holders of the outstanding shares of Preferred Stock, if any, the holders of shares of Common Stock shall be entitled to receive, when and as declared by the Board of Directors of the Corporation, out of the assets of the Corporation legally available therefor, dividends or other distributions, whether payable in cash, property or securities of the Corporation.

                                       8.

         The Corporation shall have the full power to purchase and otherwise acquire, and dispose of its own shares and securities granted by the laws of the State of Georgia. Shares of the Corporation's Common Stock acquired by the Corporation shall be treasury shares and may be resold or otherwise disposed of by the Corporation for such consideration as shall be determined by the Board of Directors, unless or until the Board of Directors shall by resolution provide that any or all treasury shares so acquired shall constitute authorized, but unissued shares.

                                       9.

         A. In addition to any affirmative vote required by law, by any other provision of these Restated and Amended Articles of Incorporation or by the Bylaws of the Corporation,

                  (1) any merger or consolidation of the Corporation with or into any other corporation;

                  (2) any sale, lease, exchange, mortgage, pledge, transfer or other disposition (in one transaction or a series of related transactions) of all or substantially all of the assets of the Corporation;

                  (3) the adoption of any plan or proposal for the liquidation or dissolution of the Corporation; or

                  (4)      any   reclassification   of  securities  of  the
                           Corporation or recapitalization or reorganization of the Corporation;

                  shall require the affirmative vote of the holders of at least two-thirds of the then outstanding shares of Common Stock of the Corporation.

         B. Any amendment of or addition to these Restated and Amended Articles of Incorporation or the Bylaws of the Corporation which would have the effect of amending, altering, changing or repealing this Article shall require the affirmative vote of the holders of at least two-thirds of the then outstanding shares of Common Stock of the Corporation.

                                       10.

         No Director of the Corporation shall be personally liable to the Corporation or its stockholders for monetary damages for breach of duty of care or other duty as a Director, except for liability (i) for any appropriation, in violation of his duties, of any business opportunity of the Corporation, (ii) for acts or omissions which involve intentional misconduct or a knowing violation of law, (iii) for the types of liabilities set forth in Section 14-2-832 of the Georgia Business Corporation Code, or (iv) for any transaction from which the Director derived an improper personal benefit. If the Georgia Business Corporation Code is amended to authorize corporate action further eliminating or limiting the personal liability of Directors, then the liability of a Director of the Corporation shall be eliminated or limited to the fullest extent permitted by the Georgia Business Corporation Code, as amended. Neither the amendment nor repeal of this Article 10 nor the adoption of any provision of these Restated and Amended Articles of Incorporation inconsistent with this Article shall eliminate or adversely affect any right or protection of a Director of the Corporation existing immediately prior to such amendment, repeal or adoption.

                                       11.

         A. So long as the Corporation desires to qualify as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"), and subject to the terms and provisions of this Article,

                  (1) After December 31, 1986, shares of stock of the Corporation shall not be transferable to any Person (as defined in C., below) if such transfer would cause such person to be the Owner (as defined in C., below) of more than 3.9% in value of the outstanding shares, which shall include both Common Stock and Preferred Stock, of the Corporation (the "Limit"). After December 31, 1986, any transfer of shares either (a) on the books of the Corporation or (b) between stockholders or (c) among accounts of a record stockholder (each of (a) (b) and (c) is referred to as a "Record Transfer") which would cause an accumulation of shares by any Person in excess of the Limit and therefore violate the prohibition of this A.(1), shall be void, and the intended beneficial transferee (the "Record Transferee") of such shares shall acquire no rights in such shares.

                  (2) Except for Persons who were Owners of shares in excess of the Limit as of the close of business on December 31, 1986 ("Prior Owners"), no Person shall at any time be the Owner of shares in excess of the Limit. The Board of Directors, in the exercise of its sole and absolute discretion, may exempt from the operation of A.(1) and A.(2) certain specified shares of stock of the Corporation proposed to be transferred to a Person who has provided the Board of Directors with such evidence, undertakings and assurances as the Board of Directors may require that such transfer to such Person of the specified shares of stock will not prevent the continued qualification of the Corporation as a REIT under the Code and the regulations thereunder. The Board of Directors may, but shall not be required to, condition the grant of any such exemption upon the obtaining of an opinion of counsel, a ruling from the Internal Revenue Service, assurances from one or more third parties as to future acquisitions of shares, or such other assurances as the Board of Directors may deem to be satisfactory.

                  (3) After the close of business on December 31, 1986, no Prior Owner shall at any time become the Owner of any shares not Owned as of the close of business on December 31, 1986, except for shares received pursuant to pro rata stock splits, stock dividends or similar transactions, shares acquired pursuant to stock plans approved by the shareholders of the Corporation and shares acquired from a Person whose shares are attributed to such Prior Owner for purposes of determining whether the Corporation satisfies the requirement imposed on REITs under
                           Section 856(a)(6) of the Code; provided, however, that a Prior Owner may become the Owner of shares not Owned as of the close of business on December 31, 1986 and not acquired in accordance with the first clause of this sentence (collectively, "Additional Shares") if immediately after the transaction in which such Prior Owner becomes the Owner of such Additional Shares, such Prior Owner will not Own a percentage of the value of the outstanding shares, which shall include both Common Stock and Preferred Stock, of the Corporation greater than the percentage of the value of the outstanding shares of the Corporation Owned by such Prior Owner as of the close of business on December 31, 1986, excluding, for the purpose of calculating such Prior Owner's Ownership percentage after such transaction, shares acquired by such Prior Owner since December 31, 1986 in transactions permitted under the first clause of this sentence. Any Record Transfer which would result in a transfer of shares to a Prior Owner after December 31, 1986, in violation of this A.(3), shall be void, and the Record Transferee shall acquire no rights in such shares.

                  (4) If, notwithstanding the provisions hereof at any time after December 31, 1986, there is a Record Transfer in violation of the provisions hereof to a Person which, absent the prohibitions in A.(1), would have become an Owner of shares of the Corporation in excess of the Limit, or there is a Record Transfer in violation of the provisions hereof to a Prior Owner after December 31, 1986, which, absent the prohibitions of A.(3), would have resulted in a Prior Owner becoming the Owner of shares not Owned as of the close of business on December 31, 1986, those shares of the Corporation which are a part of the most recent Record Transfer and which are in excess of the Limit or are to or for the benefit of a Prior Owner after December 31, 1986, as the case may be, including for this purpose shares deemed Owned through attribution, shall constitute "Excess Shares."

                  (5)      Excess Shares shall have the following
                           characteristics:

                           (a) Excess Shares shall be deemed to have been transferred to the Corporation as trustee (the "Trustee") of a trust (the "Trust") for the exclusive benefit of such Person or Persons to whom the Excess Shares shall later be transferred pursuant to (b) or (e) below;

                           (b)      Subject to the Corporation's rights
                                    described in (e) below, an interest in the Trust (representing the number of Excess Shares held by the Trust attributable to the Record Transferee as a result of the Record Transfer that is void under A.(1) or A.(3) shall be freely transferable by the Record Transferee (i) at a price which does not exceed the price paid by the Record Transferee for the Excess Shares in connection with the Record Transfer, or
                                    (ii) if the shares become Excess Shares in a transaction otherwise than for value (e.g. by gift, devise or descent) at a price which does not exceed the Market Price on the date of the Record Transfer (in either case, the "Record Transfer Price"), provided, however, that the Excess Shares held in the Trust attributable to the Record Transferee would not constitute Excess Shares in the hands of the transferee of the interest in the Trust. Upon such transfer, the Excess Shares attributable to the Record Transferee shall be removed from the Trust and transferred to the transferee of the interest in the Trust and shall no longer be Excess Shares, and the Record Transferee's interest in the Trust shall be extinguished;

                           (c) Excess Shares shall not have any voting rights, and shall not be considered for the purpose of any stockholder vote or determining a quorum at the annual meeting or any special meeting of stockholders, but shall continue to be reflected as issued and outstanding stock of the Corporation;

                           (d) No dividends or other distributions shall be paid with respect to Excess Shares; any dividends paid in error to a Record
                                    Transferee prior to the discovery by the Corporation that the Record Transfer is void under A.(1) or A.(3) will be payable back to the Corporation upon demand; and

                           (e) Excess Shares shall be deemed to have been offered for sale to the Corporation or its designee at the lesser of the Record Transfer Price or the Market Price on the date of acceptance of the offer. The Corporation shall have the right to accept such offer for a period of ninety (90) days from (i) the date of the Record Transfer which, absent the provisions of A.(1) or A.(3), would have made the Record Transferee the holder of Excess Shares, if the Corporation has been given notice pursuant to B.(2) that such Record Transfer creates Excess Shares as of the date of such Record Transfer or (ii) the date the Board of Directors determines in good faith that a Record Transfer which, absent the provisions of A.(l) or A.(3 ), would have made the Record Transferee the holder of Excess Shares has taken place, if the Corporation does not receive such notice pursuant to B.(2). Prior to any transfer of an interest in the Trust pursuant to A.(5)(b), notice of the transfer must be given to the Corporation by the Record Transferee, and the Corporation must (i) waive in writing its right to accept the offer described in this A.(5)(e) and (ii) make a good faith determination that the Excess Shares held in the Trust attributable to the Record Transferee would not constitute Excess Shares in the hands of the transferee of the interest in the Trust.

                  (6) If, notwithstanding the provisions of A.(1) and A.(3), (i) any Person acquires shares in excess of the Limit or (ii) any Prior Owner acquires additional shares after December 31, 1986, in violation of the provisions hereof, and the Corporation would have qualified as a REIT but for the fact that more than 50% in value of its shares are held by five or fewer individuals in the last half of the taxable year in violation of the requirements of the Code, then that Person, and any legal entities which constitute that Person, shall be jointly and severally liable for and shall pay to the Corporation, on an after-tax basis, an amount equal to all taxes, penalties and interest imposed, and all costs (plus interest of 15% per annum from the date such costs are incurred) incurred by the Corporation, as a result of the Corporation losing its REIT qualification (the "Indemnity"). For purposes of the preceding sentence, the amount of taxes shall include the taxes that would be payable if the Corporation, immediately after losing its REIT qualification, sold all of its properties for cash at their fair market value ("Built-In Gain Tax"), regardless of whether the Corporation actually engages in any such sales. Should the loss of REIT qualification occur as described above, then the Corporation may seek to have its qualification restored for the next taxable year, but shall not be required to do so. If the Corporation is unable to requalify for the succeeding year as a result of the prohibited share acquisitions, the Indemnity shall be applicable until the Corporation is again able to elect to be taxed as a REIT. Even if the Corporation is again able to elect to be taxed as a REIT, however, the Indemnity shall nevertheless include the full amount of the Built-In Gain Tax, even if the Corporation is allowed to pay any such taxes at the time any properties are sold during the ten-year period following the Corporation's requalification as a REIT. If more than one Person has acquired shares in excess of the Limit or is a Prior Owner who has improperly acquired additional shares after December 31,1986, prior to or at the time of the loss of REIT qualification, then all such Persons and Prior Owners, together with all legal entities which constitute any of them, shall be jointly and severally liable, with right of contribution, for the Indemnity. However, the foregoing sentence shall not require that the Corporation proceed against any one or several of such Persons or Prior Owners or the legal entities which constitute them.

                  (7)      All  certificates  evidencing  ownership of shares of
                           the Corporation shall bear a conspicuous legend describing the restrictions set forth in this Article. Stickers bearing such legend will be distributed to record holders of shares of the Corporation's Common Stock within 30 days after the effective date of this Article 11. Such stickers shall be affixed by the holders to the certificates evidencing ownership of their shares.

         B.       (1)      If the Board of Directors or its designees  shall at
                           any time determine in good faith that a Record
                           Transfer has taken place in violation of A.(1) or A.(3) or that a Person intends to acquire or has attempted to acquire Ownership of any shares of the Corporation in violation of A.(1) or A.(3), the Board of Directors or its designees shall take such such action as it deems advisable to refuse to give effect or to prevent such transfer or acquisition, including but not limited to refusing to give effect to such transfer or acquisition on the books of the Corporation or instituting proceedings to enjoin such transfer or acquisition.

                  (2) Any Person who acquires or attempts to acquire shares in violation of A.(1) or A.(3), or who becomes the Record Transferee of shares which, under A.(4), become Excess Shares in the hands of that Person, is obliged immediately to give written notice thereof to the Corporation and to give to the Corporation such other information as the Corporation may reasonably require of such Person (a) with respect to the Ownership of outstanding shares held directly or by attribution by such Person, and (b) such other information as may be necessary to determine the Corporation's status under the Code.

                  (3) The Corporation has the right to request information similar to that described in (2) immediately above if it determines, in good faith, that a Person is attempting to acquire shares in violation of A.(1) and A.(3) or that a Record Transfer has been made which has resulted in Excess Shares.

         C. For the purpose of the determination to be made under this Article,

                  (1) A Person shall be considered to "Own", be the "Owner" or have "Ownership" of shares if he is treated as owner of such shares for purposes of determining whether the Corporation satisfies the requirements imposed on REITs under Section 856(a)(6) of the Code.

                  (2) "Person" includes an individual, corporation, partnership, estate, trust (including a trust qualified under Section 401(a) or 501 (c)(17) of the
                           Code), association, private foundation within the meaning of Section 509(a) of the Code, joint stock company or other entity and also includes a group as that term is used for purposes of Section 13(d)(3) of the Securities Exchange Act of 1934, as amended, but does not include an underwriter which participates in a public offering of the Corporation's common stock for a period of seven days following the purchase by such underwriter of the Corporation's common stock. "Person" does not include an organization that qualifies under Section 501(c)(3) of the Code that is not a private foundation within the meaning of
                           Section 509(a) of the Code.

                  (3) "Market Price" for Excess Shares shall be the average of the high and low prices as reported on the New York Stock Exchange composite tape if the shares are listed or admitted for trading on the New York Stock Exchange, or as reported by The Nasdaq Stock Market if the shares are designated as national market system securities and are not listed or admitted for trading on the New York Stock Exchange, for the trading day immediately preceding the relevant date.

                  (4) In the case of an ambiguity in the application of any of the provisions of (1) and (2) above, the Board of Directors or a committee thereof shall have the power to determine for purposes of this Article on the basis of information known to it (i) whether any Person Owns shares, (ii) whether any two or more individuals, corporations, partnerships, estates, trusts, associations or joint stock companies or other entities constitute a Person, and (iii) whether any of the entities of (ii) above constitute a group.

         D. If any provision of this Article or any application of any such provision is determined to be invalid by any Federal or state court having jurisdiction over the issues, the validity of the remaining provisions shall not be affected and other applications of such provision shall be affected only to the extent necessary to comply with the determination of such court.

         E. Nothing contained in this Article shall limit the authority of the Board of Directors to take such other action as it deems necessary or advisable to protect the Corporation and the interests of its stockholders by preservation of the Corporation's status as a REIT under the Code.

         IN WITNESS WHEREOF, Cousins Properties Incorporated has caused these Restated and Amended Articles of Incorporation to be executed, its corporate seal to be affixed, and its seal and execution thereof to be attested, all by its duly authorized officers this 5th day of May, 1997.


                                      COUSINS PROPERTIES INCORPORATED



[CORPORATE SEAL]
                                      By: /s/ Daniel M. Dupree
Attest:                                   President and Chief Operating Officer


/s/ Tom G. Charlesworth
Secretary