Form 10-Q
period 1997-06-30
COUSINS PROPERTIES INC
filed 1997-08-12
CIK 25232

SECURITIES AND EXCHANGE COMMISSION


                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended June 30, 1997                   Commission file number 0-3576






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


     At July 31, 1997, 29,208,506 shares of common stock of the Registrant were outstanding.

            COUSINS PROPERTIES INCORPORATED AND CONSOLIDATED ENTITIES
                           CONSOLIDATED BALANCE SHEETS
                   ($ in thousands, except per share amounts)


                                                December 31,       June 30,
                                                    1996             1997
                                                ------------     -----------
                                                                 (Unaudited)
ASSETS
------
PROPERTIES:
   Operating properties                           $252,699          $363,522
   Land held for investment or future
     development                                    21,213            19,144
   Projects under construction                      88,568            25,313
   Residential lots under development               15,183            16,736
   Less:  accumulated depreciation                 (20,339)          (27,538)
                                                  --------          --------

     Total properties                              357,324           397,177
                                                  --------          --------
CASH AND CASH EQUIVALENTS, at cost which
   approximates market                               1,598             4,866

NOTES AND OTHER RECEIVABLES                         56,497            42,309

INVESTMENT IN UNCONSOLIDATED JOINT VENTURES        132,262           111,393

OTHER ASSETS                                         8,963             8,908
                                                  --------          --------
       TOTAL ASSETS                               $556,644          $564,653
                                                  ========          ========

LIABILITIES AND STOCKHOLDERS' INVESTMENT
----------------------------------------

NOTES PAYABLE                                     $231,831          $240,954

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES            25,302            20,095

DEPOSITS AND DEFERRED INCOME                           327               326
                                                  --------          --------
       TOTAL LIABILITIES                           257,460           261,375
                                                  --------          --------
STOCKHOLDERS' INVESTMENT
   Common stock, $1 par value,  authorized
     50,000,000 shares; issued 28,920,122
     shares at December 31, 1996 and
     29,208,506 shares at June 30, 1997             28,920            29,209
   Additional paid-in capital                      164,970           169,708
   Cumulative undistributed net income             105,294           104,361
                                                  --------          --------
       TOTAL STOCKHOLDERS' INVESTMENT              299,184           303,278
                                                  --------          --------
       TOTAL LIABILITIES AND STOCKHOLDERS'
         INVESTMENT                               $556,644          $564,653
                                                  ========          ========







The accompanying notes are an integral part of these consolidated balance sheets.

            COUSINS PROPERTIES INCORPORATED AND CONSOLIDATED ENTITIES
                        CONSOLIDATED STATEMENTS OF INCOME
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1997
                                   (UNAUDITED)
                   ($ in thousands, except per share amounts)

                                           Three Months        Six Months
                                          Ended June 30,      Ended June 30,
                                         -----------------   -----------------
                                          1996      1997      1996      1997
                                         -------   -------   -------   -------
REVENUES:
   Rental property revenues              $ 7,532   $15,749   $13,370   $31,004
   Development income                      1,052       480     1,325     1,454
   Management fees                           602       855     1,172     1,689
   Leasing and other fees                    525        53     1,252       190
   Residential lot and outparcel sales     3,090     3,151     7,470     5,412
   Interest and other                      1,354       853     2,789     1,683
                                         -------   -------   -------   -------
                                          14,155    21,141    27,378    41,432
                                         -------   -------   -------   -------
INCOME FROM UNCONSOLIDATED JOINT VENTURES  4,170     3,467     8,564     7,049

COSTS AND EXPENSES:
   Rental property operating expenses      1,768     3,797     3,162     7,506
   General and administrative expenses     2,108     3,088     4,307     6,347
   Depreciation and amortization           1,600     3,639     2,894     7,068
   Stock appreciation right expense
     (credit)                                 47       127      (312)       (4)
   Residential lot and outparcel cost
     of sales                              2,868     2,980     7,033     4,926
   Interest expense                        1,362     3,619     2,376     7,275
   Property taxes on undeveloped land        250       (46)      493       213
   Other                                     615       593       818     1,072
                                         -------   -------   -------   -------
                                          10,618    17,797    20,771    34,403
                                         -------   -------   -------   -------
INCOME FROM OPERATIONS BEFORE INCOME
  TAXES                                    7,707     6,811    15,171    14,078

BENEFIT FOR INCOME TAXES FROM OPERATIONS    (222)     (644)      (56)     (605)
                                         -------   -------   -------   -------
INCOME BEFORE GAIN ON SALE OF
   INVESTMENT PROPERTIES                   7,929     7,455    15,227    14,683

GAIN ON SALE OF INVESTMENT PROPERTIES,
   NET OF APPLICABLE INCOME TAX
   PROVISION                                 620        --       620     2,396
                                         -------   -------   -------   -------
NET INCOME                               $ 8,549   $ 7,455   $15,847   $17,079
                                         =======   =======   =======   =======

NET INCOME PER SHARE                     $   .30   $   .26   $   .56   $   .59
                                         =======   =======   =======   =======
CASH DIVIDENDS DECLARED PER SHARE        $   .27   $   .31   $   .54   $   .62
                                         =======   =======   =======   =======


WEIGHTED AVERAGE COMMON EQUIVALENT
  SHARES                                  28,405    29,189    28,342    29,093
                                         =======   =======   =======   =======




The accompanying notes are an integral part of these consolidated statements.

            COUSINS PROPERTIES INCORPORATED AND CONSOLIDATED ENTITIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1997
                                   (UNAUDITED)
                                ($ in thousands)


                                                            1996        1997
                                                           -------     -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Income before gain on sale of investment properties      $15,227     $14,683
  Adjustments to reconcile income before gain on sale
    of investment properties to net cash provided by
    operating activities:
      Depreciation and amortization                          2,894       7,068
       Stock appreciation right expense (credit)              (312)         (4)
       Cash charges to expense accrual for stock
         appreciation rights                                  (415)       (684)
       Effect of recognizing rental revenues on a
         straight-line basis                                    20        (238)
       Income from unconsolidated joint ventures            (8,564)     (7,049)
       Operating distributions from unconsolidated joint
         ventures                                            9,272      13,463
       Residential lot and outparcel cost of sales           6,679       4,422
       Changes in other operating assets and liabilities:
         Change in other receivables                          (646)      1,353
         Change in accounts payable and accrued liabilities   2,244     (4,727)
                                                           --------    -------
Net cash provided by operating activities                    26,399     28,287
                                                           --------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Gain on sale of investment properties                         620      2,396
  Adjustments to reconcile gain on sale of investment
     properties to net cash provided by sales activities:
       Cost of sales                                            585        287
   Property acquisition and development expenditures        (62,387)   (33,221)
   Non-operating distributions from unconsolidated joint
     ventures                                                 1,408     14,600
   Investment in notes receivable                           (25,451)    (5,564)
   Collection of notes receivable                            24,936        829
   Change in other assets, net                               (2,045)      (315)
   Investment in unconsolidated joint ventures, including
     interest capitalized to equity investments                (251)      (145)
   Cash portion of exchange transaction                       1,092         --
                                                           --------    -------
Net cash used in investing activities                       (61,493)   (21,133)
                                                           --------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of lines of credit                             (37,427)   (55,477)
   Proceeds from lines of credit                              4,558     68,177
   Dividends paid                                           (15,277)   (18,012)
   Common stock sold, net of expenses                         4,734      5,003
   Repayment of other notes payable                          (2,192)    (3,577)
   Proceeds from other notes payable                         80,000         --
                                                           --------    -------
Net cash provided by (used in) financing activities          34,396     (3,886)
                                                           --------    -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           (698)     3,268
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD              1,552      1,598
                                                           --------    -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $    854    $ 4,866
                                                           ========    =======




The accompanying notes are an integral part of these consolidated statements.

            COUSINS PROPERTIES INCORPORATED AND CONSOLIDATED ENTITIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997
                                   (UNAUDITED)

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

         The Consolidated Financial Statements were prepared by the Company without audit, but in the opinion of management reflect all adjustments necessary for the fair presentation of the Company's financial position as of June 30, 1997, and results of operations for the three month periods ended June 30, 1996 and 1997. Results of operations for the interim 1997 period are not necessarily indicative of results expected for the full year. While certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, the Company believes that the disclosures herein are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the Consolidated
Financial Statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996. The accounting policies employed are the same as those shown in Note 1 to the Consolidated Financial Statements included in such Form 10-K.

         Certain 1996 amounts have been reclassified to conform to the 1997 presentation.

2.   SUPPLEMENTAL INFORMATION CONCERNING CASH FLOWS
---------------------------------------------------
         Interest (net of $3,144,000 and $1,270,000 capitalized in 1996 and 1997, respectively) and income taxes paid were as follows for the six months ended June 30, 1996 and 1997 ($ in thousands):

                                                 1996          1997
                                                 ----          ----

                  Interest paid                 $2,278        $7,190
                  Income taxes paid             $   39        $   --

         In January 1997, approximately $17,005,000 was transferred from Notes and Other Receivables to Operating Properties (see Note 5 of "Notes to Consolidated Financial Statements" in the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1997). During the six months ended June 30, 1997, approximately $87,658,000 was transferred from Projects Under Construction to Operating Properties.

         At June 30, 1997, cash and cash equivalents included $3,383,000 from property sales held in escrow pending reinvestment in a tax-deferred exchange and $1,041,000 which is restricted under a municipal bond indenture.

3.   COSTS CAPITALIZED AND FEES ELIMINATED IN CONSOLIDATION
-----------------------------------------------------------
         Development, construction, and leasing fees received by CREC and its subsidiaries from Cousins and Cousins' majority owned affiliates are eliminated in consolidation. Costs related to planning, development, leasing and construction of properties (including related general and administrative expenses) are capitalized. The table below shows the fees eliminated, the internal costs capitalized related to these fees, and the additional internal costs capitalized by CREC to its own residential developments for the six months ended June 30, 1996 and 1997 ($ in thousands):

                                                          1996       1997
                                                         ------      ----
      Fees eliminated in consolidation                   $2,249      $722
      Internal costs capitalized in consolidation
        to projects on which fees were eliminated         1,176       963
      Internal costs capitalized to CREC
        residential developments                            257       125

4.   NOTES PAYABLE AND INTEREST EXPENSE
---------------------------------------
         At December 31, 1996 and June 30, 1997, the composition of notes payable was as follows ($ in thousands):

                                     December 31, 1996                           June 30, 1997
                           -----------------------------------      -------------------------------------
                                         Share of                                   Share of
                                      Unconsolidated                             Unconsolidated
                            Company   Joint Ventures    Total        Company     Joint Ventures    Total
                           --------   --------------  --------       --------    --------------  --------
Floating Rate Lines
   of Credit               $ 25,100      $  2,025     $ 27,125       $ 36,500       $     --     $ 36,500
Other Debt (primarily
   non-recourse fixed
   rate mortgages)          206,731       105,487      312,218        204,454        119,522      323,976
                           --------      --------     --------       --------       --------     --------

                           $231,831      $107,512     $339,343       $240,954       $119,522     $360,476
                           ========      ========     ========       ========       ========     ========

         During the three months ended June 30, 1997, the Company extended the maturity of its $100 million line of credit from June 30, 1997 to June 29, 1998. As of June 30, 1997, the outstanding balance under the line of credit was $36.5 million.

         Subsequent to June 30, 1997, the Company completed the financing of the 100 and 200 North Point Center East Buildings with a $25 million non-recourse mortgage note payable at a 7.86% interest rate and a term of ten years.





         For the three and six months ended June 30, 1997, interest expense was recorded as follows ($ in thousands):

                                     Three Months Ended                         Six Months Ended
                                       June 30, 1997                              June 30, 1997
                           -----------------------------------       ------------------------------------
                                         Share of                                   Share of
                                      Unconsolidated                             Unconsolidated
                            Company   Joint Ventures   Total         Company     Joint Ventures    Total
                           --------   --------------  --------       --------    --------------  --------
Floating Rate Lines
     Interest Expensed      $3,619        $2,104       $5,723         $7,275         $4,050       $11,325
     Interest Capitalized      680           241          921          1,270            429         1,699
                            ------        ------       ------         ------         ------       -------
                            $4,299        $2,345       $6,644         $8,545         $4,479       $13,024
                            ======        ======       ======         ======         ======       =======

         During the second quarter of 1997, interest was capitalized related to the Company's and the Company's share of unconsolidated joint venture projects under construction which had an average balance of $47 million.

5.   GRANDVIEW OFFICE BUILDING
------------------------------
         On April 1, 1997, Cousins/Daniel, LLC purchased approximately 8 acres of land on which construction commenced on a 150,000 square foot office building in Birmingham, Alabama. The total cost of the office building is anticipated to be approximately $18 million, and the building is expected to be completed in mid 1998.

6.   SUBSEQUENT EVENT - SALE OF RIVERMONT STATION AND LOVEJOY STATION
---------------------------------------------------------------------
         On July 1, 1997, CREC sold Rivermont Station and Lovejoy Station, two Atlanta neighborhood retail centers with 90,000 and 77,000 square feet, respectively, for $20.1 million, which was approximately $4.1 million over the cost of the centers. Including depreciation recapture of $.5 million and net of an income tax provision of approximately $1.7 million, the net gain on the sale was approximately $2.9 million.

PART I.  FINANCIAL INFORMATION
------------------------------
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for the Three and Six Months Ended June 30, 1996 and 1997.

Results of Operations:
----------------------
         Rental Property Revenues and Operating Expenses. Rental property revenues were approximately $8,217,000 and $17,634,000 higher in the three and six month 1997 periods, respectively. Rental revenues from the Company's office portfolio increased approximately $5,319,000 and $11,210,000 in the three and six month 1997 periods, respectively, due primarily to the acquisition of two office buildings and the addition of two new office buildings which became operational for financial reporting purposes during 1996. Rental revenues from One Independence Center and 615 Peachtree Street, two office buildings which were acquired in December 1996 and August 1996, respectively, contributed to the increase by $2,800,000 and $669,000 respectively, in the three month 1997 period and $5,905,000 and $1,367,000, respectively in the six month 1997 period. Two office buildings, 100 and 200 North Point Center East, which became operational for financial reporting purposes in April 1996 and November 1996, respectively, increased rental revenues approximately $355,000 and $647,000, respectively, in the three month 1997 period and $1,030,000 and $1,221,000, respectively, in the six month 1997 period.

         The Wildwood Training Facility also favorably impacted the rental revenues recognized from the Company's office portfolio. Effective January 1, 1997, the Wildwood Training Facility is being accounted for as if it were owned by the Company (see Note 5 of "Notes to Consolidated Financial Statements" in the Company's quarterly report on Form 10-Q for the quarter ended March 31,
1997). Thus, rental revenues were favorably impacted by the rental revenues from the Wildwood Training Facility which were approximately $803,000 and $1,612,000 in the three and six month periods, respectively.

         Rental revenues from the Company's retail portfolio increased approximately $2,951,000 and $6,538,000 in the three and six month 1997 periods, respectively. The increase was due primarily to new retail centers or expansions of existing retail centers which became operational for financial reporting purposes during 1996 as follows: Colonial Plaza MarketCenter in March 1996 ($744,000 and $2,079,000 in the three and six month 1997 periods, respectively), Greenbrier MarketCenter in October 1996 ($1,234,000 and $2,340,000 in the three and six month 1997 periods, respectively), Los Altos MarketCenter in November 1996 ($738,000 and $1,394,000 in the three and six month 1997 periods, respectively), the expansion of Presidential MarketCenter in June 1996 ($296,000 and $516,000 in the three and six month 1997 periods, respectively), the expansion of North Point MarketCenter in December 1996 ($170,000 and $474,000 in the three and six month 1997 periods, respectively) and Mansell Crossing Phase II in March 1996 ($123,000 and $324,000 in the three and six month 1997 periods, respectively) (the Company does not own Mansell Crossing Phase I). Rivermont Station which became operational in February 1997 also increased rental revenues by $413,000 and $654,000 in the three and six month 1997 periods, respectively.

         The tax-deferred exchange of Lawrenceville MarketCenter in November 1996 partially offset the foregoing increases in rental revenues by approximately $939,000 and $1,538,000 in the three and six month 1997 periods, respectively.

         Rental property operating expenses increased approximately $2,029,000 and $4,344,000 in the three and six month 1997 periods, respectively, which increases were primarily related to the occupancy of the retail centers and the 100 and 200 North Point Center East office buildings, as well as the acquisitions of the 615 Peachtree Street and One Independence Center office buildings and the reclassification of the Wildwood Training Facility as discussed above.

         Development Income. Development income decreased approximately $572,000 in the three month 1997 period and increased $129,000 in the six month 1997 period. The decrease in the three month 1997 period was due primarily to the additional development income received from the Dusseldorf project (approximately $735,000) in the three month 1996 period. No similar income was recognized in the three month 1997 period. Development fees recognized by the Company's retail division from third party retail developments also decreased $100,000 in the three month 1997 period. Partially offsetting these two decreases in the three month 1997 period was approximately $169,000 of development income recognized from a center in Cuyahoga Falls, Ohio, and $123,000 recognized from the fee development of Total Systems' corporate headquarters in Columbus, Georgia.

         The increase in the six month 1997 period was due primarily to approximately $885,000 of development income recognized from a center in Cuyahoga Falls, Ohio and approximately $245,000 of income recognized from the fee development of Total Systems' corporate headquarters. These increases were partially offset by additional development income received from the Dusseldorf project in 1996 (approximately $735,000) and a decrease in development fees of $146,000 recognized by the Company's retail division from third party retail developments in the six month 1997 period.

         Management Fees. Management fees increased approximately $253,000 and $517,000 in the three and six month 1997 periods, respectively. The increases were primarily due to the acquisition of the management contracts of The Lea Richmond Company in July 1996, which contributed approximately $228,000 and
$447,000 of management fees in the three and six month 1997 periods, respectively, (see Note 8 of "Notes to Consolidated Financial Statements" in the Company's annual report on Form 10-K for the year ended December 31, 1996).

         Leasing and Other Fees. Leasing and other fees decreased approximately $472,000 and $1,062,000 in the three and six month 1997 periods, respectively. The decreases were due in part to a decrease of approximately $437,000 and $679,000 in the three and six month 1997 periods, respectively, from leasing fees related to Wildwood Office Park, primarily related to fees received from the leasing of the 4100 and 4300 Wildwood Parkway Buildings. Leasing fees recognized by the Company's retail division from third party developments also decreased approximately $26,000 and $255,000 in the three and six month 1997 periods, respectively. Also contributing to the decrease in the six month 1997 period was a decrease of approximately $76,000 in leasing fee income from NationsBank Plaza.

         Residential Lot and Outparcel Sales and Cost of Sales. Residential lot and outparcel sales increased approximately $61,000 in the three month 1997 period and decreased approximately $2,058,000 in the six month 1997 period. The decrease in the six month 1997 period was due primarily to a decrease in residential lot sales from 121 lots in 1996 to 104 lots in 1997. CREC and one of its subsidiaries also recognized $2,161,000 and $1,494,000 in outparcel sales in the six month 1996 and 1997 periods, respectively, from four and three outparcel sales in the six month 1996 and 1997 periods, respectively.

         Residential lot and outparcel cost of sales increased approximately $112,000 in the three month 1997 period and decreased approximately $2,107,000 in the six month 1997 period. The decrease in the six month 1997 period is due to the decreases in sales discussed above.

         Interest and Other Income. Interest and other income decreased approximately $501,000 and $1,106,000 in the three and six month 1997 periods, respectively. The decrease was due primarily to the reclassification of the Wildwood Training Facility Mortgage Note to Operating Properties. No interest income from this mortgage note was recognized in 1997 which caused decreases of approximately $399,000 and $800,000 in interest income in the three and six month 1997 periods, respectively. Also contributing to the decrease was a decrease of approximately $208,000 and $493,000 in the three and six month 1997 periods, respectively, in interest income recognized from temporary investments. In the three and six month 1996 periods, the Company recognized interest income on temporary investments made with proceeds received from the CSC Associates, L.P. financing (see Note 4 of "Notes to Consolidated Financial Statements" in the Company's annual report on Form 10-K for the year ended December 31, 1996). No similar amounts were invested in the three and six month 1997 periods.

         Income from Unconsolidated Joint Ventures. (All amounts reflect the Company's share of joint venture income.) Income from unconsolidated joint ventures decreased approximately $703,000 and $1,515,000 in the three and six month 1997 periods, respectively.

         Income from Temco Associates decreased approximately $404,000 in the six month 1997 period. In March 1996, Temco Associates exercised an option to purchase 240 acres of land which it simultaneously sold. CREC's share of the gain on the sale was $430,000. There was no similar sale in the six months ended June 30, 1997.

         Income from Wildwood Associates  decreased  approximately  $755,000 and
$1,219,000 in the three and six month 1997 periods, respectively. Results were negatively impacted by an increase in interest expense (approximately $484,000 and $848,000 in the three and six month 1997 periods, respectively). This increase was due primarily to the financing of the 3200 Windy Hill Road Building which contributed approximately $724,000 and $1,450,000 to the increase in interest expense in the three and six month 1997 periods, respectively. On December 16, 1996, Wildwood Associates completed the financing of this building with a $70 million non-recourse mortgage note payable at an 8.23% interest rate and maturity of January 1, 2007. Concurrent with the financing, Wildwood Associates paid down its line of credit to $0 which partially offset the increase in interest expense by approximately $276,000 and $480,000 in the three and six month 1997 periods, respectively. Interest expense also increased due to the financing of the 4100 and 4300 Wildwood Parkway Buildings which increased interest expense $287,000 and $325,000 in the three and six month 1997 periods, respectively. On March 20, 1997, Wildwood Associates completed the financing of these two buildings with a $30 million non-recourse mortgage note payable at a 7.65% interest rate and a term of fifteen years. In conjunction with this financing and a portion of a $70 million financing of the 3200 Windy Hill Building completed in December 1996, in the three month period ended March 31, 1997, Wildwood Associates made non-operating cash distributions of $12.5 million to each partner and paid the entire calendar year 1997 operating distribution of $4.5 million to each partner. Wildwood Associates will use the approximately $10 million of remaining proceeds and the operating cash flow for the balance of 1997 to complete the 4200 Wildwood Parkway Building.

         Partially offsetting the increase in interest expense was a decrease of approximately $130,000 and $260,000 in the three and six month 1997 periods, respectively, in interest expense related to the Summit Green Building. Effective December 1, 1996, Wildwood Associates disposed of its interest in this building in exchange for cancellation of the related mortgage debt. In addition, an increase in interest capitalization also partially offset the increase in interest expense by $109,000 and $179,000 in the three and six month 1997 periods, respectively.

         Income before depreciation, amortization and interest expense from the 4100 and 4300 Wildwood Parkway Buildings favorably impacted results by approximately $248,000 and $656,000 in the three and six month 1997 periods, respectively. The 4100 and 4300 Wildwood Parkway Buildings became partially operational for financial reporting purposes in March 1996. Lease-up of the 2300 and 2500 Windy Ridge Parkway Buildings also increased income before depreciation, amortization and interest expense by $63,000 and $88,000 in the three month 1997 periods, respectively, and $112,000 and $145,000 in the six month 1997 periods, respectively. Income before depreciation, amortization and interest expense from the 3200 Windy Hill Road Building decreased approximately $449,000 and $768,000 in the three and six month 1997 periods, respectively, due primarily to the effect of the straight-lining of rental revenues in accordance with Statement of Financial Accounting Standards No. 13, which decreased rental revenues by approximately $444,000 and $877,000 in the three and six month 1997 periods, respectively. The disposition of the Summit Green Building, as discussed above, decreased income before depreciation, amortization and interest expense by approximately $328,000 and $610,000 in the three and six month 1997 periods, respectively.

         General and Administrative Expenses. General and administrative expenses increased approximately $980,000 and $2,040,000 in the three and six month 1997 periods, respectively. The increases were primarily due to the Company's expansion and acquisition of The Lea Richmond Company and The Richmond Development Company in July 1996 (see Note 8 of "Notes to Consolidated Financial Statements" in the Company's annual report on Form 10-K for the year ended December 31, 1996). Additionally, approximately $397,000 of additional expense in 1997 was accrued in the three month period ended March 31, 1997 for higher than anticipated estimates of runoff and other expenses associated with the termination of the Company's partially self-insured medical plan in December 1996.

         Depreciation and Amortization. Depreciation and amortization increased approximately $2,039,000 and $4,174,000 in the three and six month 1997 periods, respectively. The increases were partially due to the retail centers becoming operational as discussed above. The increases were also due to the 100 and 200 North Point Center East office buildings becoming operational and the acquisitions of the One Independence Center and 615 Peachtree Street office buildings in December 1996 and August 1996, respectively, and the reclassification of the Wildwood Training Facility to Operating Properties.

         Stock Appreciation Right Expense (Credit). Stock appreciation right expense increased $80,000 in the three month 1997 period and stock appreciation right credit decreased $308,000 in the six month 1997 period. This non-cash item is primarily related to the Company's stock price, which was $20.25, $19.50, and $19.625 at December 31, 1995, March 31, 1996 and June 30, 1996, respectively; and $28.125, $27.25 and $28.00 at December 31, 1996, March 31, 1997 and June 30,
1997, respectively. The increases in the stock appreciation right expense were partially offset by decreases due to a reduction in the number of stock appreciation rights outstanding due to exercises which occurred since the first quarter of 1996.

         Interest Expense. Interest expense increased approximately $2,257,000 and $4,899,000 in the three and six month 1997 periods, respectively. Interest expense before capitalization increased to $4,299,000 and $8,545,000 in the three and six month 1997 periods, respectively, from $2,873,000 and $5,519,000 in the three and six month 1996 periods, respectively, due to higher debt levels. Also contributing to the increase was a decrease in interest capitalization because of a lower level of projects under development. The amount of interest capitalized to projects under development (a reduction of interest expense) decreased to $680,000 and $1,270,000 in the three and six month 1997 periods, respectively, from $1,510,000 and $3,144,000 in the three and six month 1996 periods, respectively.

         Property Taxes on Undeveloped Land. Property taxes on undeveloped land decreased approximately $296,000 and $280,000 in the three and six month 1997 periods, respectively. The decreases were primarily due to favorable settlement of property taxes on the Company's North Point land related to 1994, 1995 and 1996 tax years, which had been under appeal.

         Other Expenses. Other expenses decreased approximately $22,000 in the three month 1997 period and increased $254,000 in the six month 1997 period due to decreases and increases in predevelopment expense in the three and six month 1997 periods, respectively.

         Benefit for Income Taxes from Operations. Benefit for income taxes from operations increased approximately $422,000 and $549,000 in the three and six month 1997 periods, respectively. The increases were due to increases in CREC and its subsidiaries' loss before income taxes and gain on sale of investment properties of $1,110,000 and $1,384,000 in the three and six month 1997 periods, respectively. CREC and its subsidiaries' loss before income taxes and gain on sale of investment properties increased due to increases in the stock appreciation right expense in both 1997 periods and a decrease in development and leasing fees received by CREC and its subsidiaries in the three month 1997 period as discussed above. Certain development and leasing fees recorded on CREC and its subsidiaries' books are intercompany fee income which is eliminated in consolidation, but the tax effect is not, and such intercompany fees decreased in both 1997 periods.

         Gain on Sale of Investment Properties. Gain on sale of investment properties decreased $620,000 in the three month 1997 period and increased $1,776,000 in the six month 1997 period. The 1997 gain is due to a sale of certain acres of land at the Company's North Point development in January 1997 for net proceeds of $2,683,000. The 1996 gain was primarily related to the sale of a 2.7 acre site at North Point in May 1996 with a portion of the proceeds being reinvested pursuant to a tax free exchange in the purchase of additional land adjacent to Presidential MarketCenter in June 1996. The net proceeds from the sale were $1,205,000.





Liquidity and Capital Resources:
--------------------------------
         Financial Condition. The Company's debt (including its pro rata share of unconsolidated joint venture debt) was 31% of total market capitalization at June 30, 1997. As discussed in Note 4, the Company extended the maturity of its $100 million line of credit to June 29, 1998, and completed the $25 million non-recourse financing of the 100 and 200 North Point Center East Office Buildings. As discussed in Note 6, a $20.1 million sale was completed on July 1, 1997. As a result of these transactions, the Company had no outstanding borrowings under its line of credit as of July 31, 1997.

         The Company has development projects in various stages. The Company currently intends to finance these projects, as well as the completion of projects currently under construction, using its existing lines of credit (increasing those lines of credit as required); long-term non-recourse financing on the Company's unleveraged projects; sale of assets as market conditions warrant; and sale of common stock, warrants to purchase common stock, or debt securities from time to time under a $200 million shelf registration the Company filed with the Securities and Exchange Commission in September 1996.

         Cash Flows. Net cash provided by operating activities increased $1.9 million in 1997. Income from unconsolidated joint ventures decreased $1.5 million primarily due to decreases in income from Wildwood Associates (approximately $1.2 million) and Temco Associates (approximately $.4 million). Operating distributions from unconsolidated joint ventures increased $4.2 million due primarily to increases of $3.5 million in distributions from Wildwood Associates and $1.45 million from CSC Associates, L.P. The increase in the distributions from Wildwood Associates was due to a portion of the proceeds from the $30 million financing of the 4100 and 4300 Wildwood Parkway Buildings in March 1997 being distributed to each partner ($4.5 million). Depreciation and amortization increased $4.2 million due to several retail and office projects becoming operational during 1996 and 1997 and the acquisitions of One Independence Center and 615 Peachtree Street during 1996. Residential lot and outparcel cost of sales decreased $2.3 million due to decreases in the number of lots and outparcels sold in 1997. Cash flows from operating activities were negatively impacted by changes in other operating assets and liabilities, a decrease of $5.0 million.

         Net cash used in investing activities decreased $40.4 million in 1997 due to a decrease of $29.2 million in property acquisition and development expenditures, as a result of the Company having a lower level of projects under development. Also contributing to the decrease was a decrease in collection of notes receivable of $24.1 million. Investment in notes receivable decreased
$19.9 million in 1997 which partially offset the above decreases in net cash used in investing activities. The Company temporarily invested approximately $18 million of proceeds from the $80 million CSC Associates, L.P. financing completed in 1996 in a note receivable due from Wildwood Associates. No similar investment occurred in 1997. Non-operating distributions from unconsolidated joint ventures increased $13.2 million due primarily to distributions from Wildwood Associates of $10 million in January 1997 from the proceeds of the financing of the 3200 Wildwood Plaza Building completed in December 1996 and $2.5 million from the proceeds of the financing of the 4100 and 4300 Wildwood Parkway Buildings in March 1997. The Company also received a $2.1 million distribution from Norfolk Hotel Associates (see Note 7 of "Notes to Consolidated Financial Statements" in the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1997). A decrease of $1.4 million in distributions from CC-JM II Associates partially offset the above increases in non-operating distributions from joint ventures. Net cash provided by sales activities increased $1.5 million due to a land sale in January 1997.

         Net cash provided by financing activities decreased $38.3 million in 1997, which was primarily attributable to a decrease of $80 million in proceeds from other notes payable. The Company completed the $80 million CSC Associates, L.P. financing in February 1996. No similar financing occurred in the six months ended June 30, 1997. The repayment of lines of credit increased $18.1 million, therefore decreasing the cash flows from financing activities. An increase in the dividends paid per share from $.27 to $.31 and an increase in the number of shares outstanding also contributed to the decrease as dividends paid increased $2.7 million. Partially offsetting the above decreases was an increase in proceeds from lines of credit ($63.6 million).

Supplemental Financial Information:
-----------------------------------
         Depreciation and amortization expense included the following components for the three and six months ended June 30, 1997 ($ in thousands):

                                                  Three Months Ended                      Six Months Ended
                                                     June 30, 1997                          June 30, 1997
                                           ---------------------------------      ----------------------------------
                                                        Share of                               Share of
                                                     Unconsolidated                         Unconsolidated
                                           Company   Joint Ventures    Total      Company   Joint Ventures    Total
                                           -------   --------------   ------      -------   --------------   -------
         Furniture, fixtures and equipment $   99        $    1      $  100       $  194        $    3       $   197
         Deferred financing costs              --             2           2           --             5             5
         Goodwill and related business
           acquisition costs                  130             8         138          260            16           276
         Real estate related:
           Building (including tenant
              first generation)             3,216         2,227       5,443        6,236         4,495        10,731
           Tenant second generation           194           305         499          378           618           996
                                           ------        ------      ------       ------        ------       -------
                                           $3,639        $2,543      $6,182       $7,068        $5,137       $12,205
                                           ======        ======      ======       ======        ======       =======


         Exclusive of new developments and purchases of furniture, fixtures and equipment, the Company had the following capital expenditures during the three and six months ended June 30, 1997, including its share of unconsolidated joint ventures ($ in thousands):


                                     Three Months Ended      Six Months Ended
                                        June 30, 1997          June 30, 1997
                                   ---------------------  ---------------------
                                   Office  Retail  Total  Office  Retail  Total
                                   ------  ------  -----  ------  ------  -----
 Second generation related costs    $162    $ --   $162    $375    $ --   $375
 Building improvements                 5      --      5      15      --     15
                                    ----    ----   ----    ----    ----   ----
                                    $167    $ --   $167    $390    $ --   $390
                                    ====    ====   ====    ====    ====   ====

PART II.  OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K
                  --------------------------------
                  (a)      Exhibits
                           --------
                           27     Financial Data Schedule



                  (b)      Reports on Form 8-K
                           -------------------
                           There were no reports on Form 8-K filed by the Registrant during the fiscal quarter ended June 30, 1997.

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



                                   COUSINS PROPERTIES INCORPORATED
                                   Registrant



                                   /s/ Kelly H. Barrett________________________
                                   Kelly H. Barrett
                                   Senior Vice President - Finance
                                   (Authorized Officer)
                                   (Principal Accounting Officer)








August 12, 1997