Form 10-Q
period 1997-09-30
COUSINS PROPERTIES INC
filed 1997-11-12
CIK 25232

SECURITIES AND EXCHANGE COMMISSION


                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended September 30, 1997              Commission file number 0-3576






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


     At October 31, 1997, 29,242,396 shares of common stock of the Registrant were outstanding.

            COUSINS PROPERTIES INCORPORATED AND CONSOLIDATED ENTITIES
                           CONSOLIDATED BALANCE SHEETS
                   ($ in thousands, except per share amounts)


                                                   December 31,   September 30,
                                                       1996           1997
                                                   ------------   -------------
                                                                   (Unaudited)
ASSETS
------
PROPERTIES:
   Operating properties                              $252,699       $350,961
   Land held for investment or future development      21,213         16,989
   Projects under construction                         88,568         42,532
   Residential lots under development                  15,183         15,905
   Less:  accumulated depreciation                    (20,339)       (30,254)
                                                     --------       --------
     Total properties                                 357,324        396,133
                                                     --------       --------
CASH AND CASH EQUIVALENTS, at cost which
  approximates market                                   1,598          1,405

NOTES AND OTHER RECEIVABLES                            56,497         41,815

INVESTMENT IN UNCONSOLIDATED JOINT VENTURES           132,262        114,247

OTHER ASSETS                                            8,963          8,915
                                                     --------       --------
       TOTAL ASSETS                                  $556,644       $562,515
                                                     ========       ========

LIABILITIES AND STOCKHOLDERS' INVESTMENT
----------------------------------------

NOTES PAYABLE                                        $231,831       $230,210

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES               25,302         25,998

DEPOSITS AND DEFERRED INCOME                              327            362
                                                     --------       --------
     TOTAL LIABILITIES                                257,460        256,570
                                                     --------       --------
STOCKHOLDERS' INVESTMENT
  Common stock, $1 par value,  authorized
    50,000,000 shares; issued 28,920,122
    shares at December 31, 1996 and
    29,242,396 shares at September 30, 1997            28,920         29,242
  Additional paid-in capital                          164,970        170,523
  Cumulative undistributed net income                 105,294        106,180
                                                     --------       --------
     TOTAL STOCKHOLDERS' INVESTMENT                   299,184        305,945
                                                     --------       --------
     TOTAL LIABILITIES AND STOCKHOLDERS' INVESTMENT  $556,644       $562,515
                                                     ========       ========





The accompanying notes are an integral part of these consolidated balance sheets.

            COUSINS PROPERTIES INCORPORATED AND CONSOLIDATED ENTITIES
                        CONSOLIDATED STATEMENTS OF INCOME
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1997
                                   (UNAUDITED)
                   ($ in thousands, except per share amounts)

                                           Three Months          Nine Months
                                        Ended September 30,  Ended September 30,
                                        -------------------  -------------------
                                          1996       1997      1996      1997
                                          ----       ----      ----      ----
REVENUES:
   Rental property revenues             $ 8,457    $15,386   $21,827   $46,390
   Development income                        55      1,081     1,380     2,535
   Management fees                          787        863     1,959     2,552
   Leasing and other fees                   110        197     1,362       387
   Residential lot and outparcel sales    2,218      3,737     9,688     9,149
   Interest and other                     1,185        969     3,974     2,652
                                        -------    -------   -------   -------
                                         12,812     22,233    40,190    63,665
                                        -------    -------   -------   -------

INCOME FROM UNCONSOLIDATED JOINT
  VENTURES                                4,362      3,737    12,926    10,786

COSTS AND EXPENSES:
  Rental property operating expenses      1,784      3,685     4,946    11,191
  General and administrative expenses     2,315      3,403     6,622     9,750
  Depreciation and amortization           1,835      3,509     4,729    10,577
  Stock appreciation right expense          752        274       440       270
  Residential lot and outparcel cost of
    sales                                 2,489      3,489     9,522     8,415
  Interest expense                        1,583      3,426     3,959    10,701
  Property taxes on undeveloped land        408        245       901       458
  Other                                     174        353       992     1,425
                                        -------    -------   -------   -------
                                         11,340     18,384    32,111    52,787
                                        -------    -------   -------   -------
INCOME FROM OPERATIONS BEFORE INCOME
  TAXES                                   5,834      7,596    21,005    21,664

BENEFIT FOR INCOME TAXES FROM OPERATIONS   (808)      (314)     (864)     (919)

INCOME BEFORE GAIN ON SALE OF
  INVESTMENT PROPERTIES                   6,642      7,900    21,869    22,583

GAIN ON SALE OF INVESTMENT PROPERTIES,
  NET OF APPLICABLE INCOME TAX PROVISION    397      2,974     1,017     5,370
                                        -------    -------   -------   -------
NET INCOME                              $ 7,039    $10,874   $22,886   $27,953
                                        =======    =======   =======   =======

NET INCOME PER SHARE                    $   .25    $   .37   $   .80   $   .96
                                        =======    =======   =======   =======
CASH DIVIDENDS DECLARED PER SHARE       $   .27    $   .31   $   .81   $   .93
                                        =======    =======   =======   =======


WEIGHTED AVERAGE COMMON EQUIVALENT
  SHARES                                 28,610     29,223    28,431    29,137
                                        =======    =======   =======   =======




The accompanying notes are an integral part of these consolidated statements.

            COUSINS PROPERTIES INCORPORATED AND CONSOLIDATED ENTITIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1997
                                   (UNAUDITED)
                                ($ in thousands)

                                                           1996         1997
                                                           ----         ----

CASH FLOWS FROM OPERATING ACTIVITIES:
  Income before gain on sale of investment properties    $ 21,869     $ 22,583
  Adjustments to reconcile income before gain on
    sale of investment properties to net cash provided
    by operating activities:
      Depreciation and amortization                         4,729       10,577
      Stock appreciation right expense                        440          270
      Cash charges to expense accrual for stock
        appreciation rights                                  (959)        (778)
      Effect of recognizing rental revenues on a
        straight-line basis                                    32         (347)
      Income from unconsolidated joint ventures           (12,926)     (10,786)
      Operating distributions from unconsolidated
        joint ventures                                     13,098       17,397
      Residential lot and outparcel cost of sales           9,145        7,918
      Changes in other operating assets and liabilities:
        Change in other receivables                        (1,026)       1,656
        Change in accounts payable and accrued
          liabilities                                       4,152          153
                                                         --------     --------
Net cash provided by operating activities                  38,554       48,643
                                                         --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Gain on sale of investment properties                     1,017        5,370
  Adjustments to reconcile gain on sale of investment
    properties to net cash provided by sales activities:
      Cost of sales                                         2,174        5,675
  Property acquisition and development expenditures      (102,404)     (53,219)
  Non-operating distributions from unconsolidated joint
    ventures                                                1,408       14,670
  Investment in notes receivable                          (26,031)      (5,587)
  Investment in unconsolidated joint ventures,
    including interest capitalized to equity investments     (268)      (3,266)
  Collection of notes receivable                           27,596          883
  Change in other assets, net                              (3,701)        (525)
  Cash portion of exchange transaction                      1,092           --
                                                         --------     --------
Net cash used in investing activities                     (99,117)     (25,999)
                                                         --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of lines of credit                            (53,651)    (109,257)
  Proceeds from lines of credit                            48,965       87,957
  Proceeds from other notes payable                        81,048       25,000
  Dividends paid                                          (22,991)     (27,067)
  Common stock sold, net of expenses                        9,108        5,851
  Repayment of other notes payable                         (3,336)      (5,321)
                                                         --------     --------
Net cash provided by (used in) financing activities        59,143      (22,837)
                                                         --------     --------
NET DECREASE IN CASH AND CASH EQUIVALENTS                  (1,420)        (193)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD            1,552        1,598
                                                         --------     --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $    132     $  1,405
                                                         ========     ========




The accompanying notes are an integral part of these consolidated statements.

            COUSINS PROPERTIES INCORPORATED AND CONSOLIDATED ENTITIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                   (UNAUDITED)

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

         The Consolidated Financial Statements were prepared by the Company without audit, but in the opinion of management reflect all adjustments necessary for the fair presentation of the Company's financial position as of September 30, 1997, and results of operations for the three and nine month periods ended September 30, 1996 and 1997. Results of operations for the interim 1997 period are not necessarily indicative of results expected for the full year. While certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, the Company believes that the disclosures herein are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996. The accounting policies employed are the same as those shown in Note 1 to the Consolidated Financial Statements included in such Form 10-K.

         Certain 1996 amounts have been reclassified to conform to the 1997 presentation.

2.   SUPPLEMENTAL INFORMATION CONCERNING CASH FLOWS
---------------------------------------------------

         Interest (net of $4,642,000 and $2,111,000 capitalized in 1996 and 1997, respectively) and income taxes paid were as follows for the nine months ended September 30, 1996 and 1997 ($ in thousands):

                                              1996             1997
                                              ----             ----

                  Interest paid              $3,765          $10,720
                  Income taxes paid          $   53          $    46



         In January 1997, approximately $17,005,000 was transferred from Notes and Other Receivables to Operating Properties (see Note 5 of "Notes to Consolidated Financial Statements" in the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1997). During the nine months ended
September 30, 1997, approximately $87,658,000 was transferred from Projects Under Construction to Operating Properties.

         At September 30, 1997, cash and cash equivalents included $1,050,000 which is restricted under a municipal bond indenture.

3.   COSTS CAPITALIZED AND FEES ELIMINATED IN CONSOLIDATION
-----------------------------------------------------------

         Development, construction, and leasing fees received by CREC and its subsidiaries from Cousins and Cousins' majority owned affiliates are eliminated in consolidation. Costs related to planning, development, leasing and construction of properties (including related general and administrative expenses) are capitalized. The table below shows the fees eliminated, the internal costs capitalized related to these fees, and the additional internal costs capitalized by CREC to its own residential developments for the nine months ended September 30, 1996 and 1997 ($ in thousands):

                                                             1996      1997
                                                             ----      ----

            Fees eliminated in consolidation                $2,995    $1,129
            Internal costs capitalized in consolidation
              to projects on which fees were eliminated      1,717     1,347
            Internal costs capitalized to CREC
               residential developments                        376       389

4.   NOTES PAYABLE AND INTEREST EXPENSE
---------------------------------------

         At December 31, 1996 and September 30, 1997, the composition of notes payable was as follows ($ in thousands):

                                       December 31, 1996                        September 30, 1997
                              ----------------------------------   -------------------------------------
                                           Share of                                Share of
                                        Unconsolidated                          Unconsolidated
                               Company  Joint Ventures    Total     Company     Joint Ventures    Total
                               -------  --------------    -----     -------     --------------    -----
Floating Rate Lines
  of Credit                   $ 25,100    $  2,025      $ 27,125   $  2,500       $     --      $  2,500
Other Debt (primarily
  non-recourse fixed
  rate mortgages)              206,731     105,487       312,218    227,710        131,492       359,202
                              --------    --------      --------   --------       --------      --------

                              $231,831    $107,512      $339,343   $230,210       $131,492      $361,702
                              ========    ========      ========   ========       ========      ========

         Effective as of June 30, 1997, the Company extended the maturity of its $100 million line of credit from June 30, 1997 to June 29, 1998. As of September 30, 1997, the outstanding balance under the line of credit was $2.5 million.

         On July 31, 1997, the Company completed the financing of the 100 and 200 North Point Center East office buildings with a $25 million non-recourse mortgage note payable at a 7.86% interest rate and a term of ten years. On September 30, 1997, Cousins LORET Venture, L.L.C. completed the financing of the Two Live Oak office building (see Note 6).

         For the three and nine months ended September 30, 1997, interest expense was recorded as follows ($ in thousands):

                                        Three Months Ended                                 Nine Months Ended
                                        September 30, 1997                                 September 30, 1997
                               -----------------------------------               -----------------------------------
                                             Share of                                           Share of
                                          Unconsolidated                                     Unconsolidated
                               Company    Joint Ventures    Total                Company     Joint Ventures   Total
                               -------    --------------    -----                -------     --------------   -----
     Interest Expensed         $3,426         $2,061       $5,487                $10,701         $6,111      $16,812
     Interest Capitalized         841            281        1,122                  2,111            710        2,821
                               ------         ------       ------                -------         ------      -------
                               $4,267         $2,342       $6,609                $12,812         $6,821      $19,633
                               ======         ======       ======                =======         ======      =======

         During the third quarter of 1997, interest was capitalized related to the Company's and the Company's share of unconsolidated joint venture projects under construction which had an average balance of $55 million.

5.   SALE OF RIVERMONT STATION AND LOVEJOY STATION
--------------------------------------------------

         On July 1, 1997, CREC sold Rivermont Station and Lovejoy Station, two Atlanta neighborhood retail centers with 90,000 and 77,000 square feet, respectively, for $20.1 million, which was approximately $4.0 million over the cost of the centers. Including depreciation recapture of $.5 million and net of an income tax provision of approximately $1.5 million, the net gain on the sale was approximately $3.0 million.

6.   COUSINS LORET VENTURE, L.L.C.
----------------------------------

         Effective July 31, 1997, Cousins LORET Venture, L.L.C. ("the Venture") was formed between the Company and LORET Holdings, L.L.C. ("LORET"), each as 50% members. LORET contributed Two Live Oak, a 278,000 square foot office building located in Atlanta, Georgia which was recently renovated and is in the process of being leased up. LORET also contributed an adjacent 4 acre site on which construction commenced in August 1997 on a 415,000 square foot office building. The Two Live Oak office building was contributed subject to a 7.90% $30 million non-recourse ten year mortgage note payable, of which $25 million was funded on September 30, 1997, with the remaining $5 million to be funded upon additional occupancy. The Company is obligated to contribute $25 million of cash to the Venture to match the value of LORET's agreed upon equity, which cash is to be contributed as needed for the development of the new 415,000 square foot office building. As of September 30, 1997, the Company had contributed $2.9 million of its $25 million obligation.

7.   LAGUNA NIGUEL PROMENADE
----------------------------

         In August 1997, the Company purchased approximately 13 acres of land on which construction commenced on a 155,000 square foot retail center in Laguna Niguel, California. The total cost of the center is anticipated to be approximately $19.5 million, and the center is expected to be completed in the second quarter of 1998.

PART I.  FINANCIAL INFORMATION
------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for the Three and Nine Months Ended September 30, 1996 and 1997.

Results of Operations:
----------------------

         Rental Property Revenues and Operating Expenses. Rental property revenues were approximately $6,929,000 and $24,563,000 higher in the three and nine month 1997 periods, respectively. Rental revenues from the Company's office portfolio increased approximately $4,834,000 and $16,044,000 in the three and nine month 1997 periods, respectively, due primarily to the acquisition of two office buildings and the addition of two new office buildings which became operational for financial reporting purposes during 1996. Rental revenues from One Independence Center and 615 Peachtree Street, two office buildings which were acquired in December 1996 and August 1996, respectively, contributed to the increase by $2,908,000 and $283,000, respectively, in the three month 1997 period and $8,814,000 and $1,651,000, respectively, in the nine month 1997 period. Two office buildings, 100 and 200 North Point Center East, which became operational for financial reporting purposes in April 1996 and November 1996, respectively, increased rental revenues approximately $103,000 and $701,000, respectively, in the three month 1997 period and $1,133,000 and $1,922,000, respectively, in the nine month 1997 period.

         The Wildwood Training Facility also favorably impacted the rental revenues recognized from the Company's office portfolio. Effective January 1, 1997, the Wildwood Training Facility is being accounted for as an owned property by the Company (see Note 5 of "Notes to Consolidated Financial Statements" in the Company's quarterly report on Form 10-Q for the quarter ended March 31,
1997). Thus, rental revenues were favorably impacted by the rental revenues from the Wildwood Training Facility which were approximately $835,000 and $2,447,000 in the three and nine month periods, respectively.

         Rental  revenues  from  the  Company's   retail   portfolio   increased
approximately $1,926,000 and $8,463,000 in the three and nine month 1997 periods, respectively. The increase was due primarily to new retail centers or expansions of existing retail centers which became operational for financial reporting purposes during 1996 as follows: Colonial Plaza MarketCenter in March 1996 ($640,000 and $2,719,000 in the three and nine month 1997 periods, respectively), Greenbrier MarketCenter in October 1996 ($1,241,000 and $3,581,000 in the three and nine month 1997 periods, respectively), Los Altos MarketCenter in November 1996 ($821,000 and $2,215,000 in the three and nine month 1997 periods, respectively), the expansion of Presidential MarketCenter in June 1996 ($159,000 and $675,000 in the three and nine month 1997 periods, respectively), the expansion of North Point MarketCenter in December 1996 ($63,000 and $412,000 in the three and nine month 1997 periods, respectively) and Mansell Crossing Phase II in March 1996 ($164,000 and $488,000 in the three and nine month 1997 periods, respectively). (The Company does not own Mansell Crossing Phase I.)

         The tax-deferred exchange of Lawrenceville MarketCenter in November 1996 partially offset the foregoing increases in rental revenues by approximately $869,000 and $2,407,000 in the three and nine month 1997 periods, respectively. Also, the sale of Rivermont Station and Lovejoy Station on July 1, 1997 (see Note 5) negatively impacted rental revenues by $199,000 and $1,093,000 in the three and nine month 1997 periods, respectively.

         Rental property operating expenses increased approximately $1,901,000 and $6,245,000 in the three and nine month 1997 periods, respectively, which increases were primarily related to the occupancy of the retail centers and the 100 and 200 North Point Center East office buildings, as well as the acquisitions of the 615 Peachtree Street and One Independence Center office buildings and the reclassification of the Wildwood Training Facility as discussed above.

         Development Income. Development income increased approximately $1,026,000 and $1,155,000 in the three and nine month 1997 periods, respectively. The increase in the three month 1997 period was partially due to the additional development income received from the Dusseldorf project (approximately $193,000). Development income recognized by the Company's retail division from third party retail developments also increased $614,000 and $1,468,000 in the three and nine month 1997 periods, respectively. Development income was also favorably impacted by $151,000 and $396,000 in the three and nine month 1997 periods, respectively, from the fee development of Total Systems' corporate headquarters in Columbus, Georgia. Partially offsetting the foregoing increases in development income in the nine month 1997 period was a decrease of $542,000 in development income received from the Dusseldorf project.

         Management Fees. Management fees increased approximately $76,000 and $593,000 in the three and nine month 1997 periods, respectively. The increases were primarily due to the acquisition of the management contracts of The Lea Richmond Company in July 1996, which increased management fees approximately $35,000 and $482,000 in the three and nine month 1997 periods, respectively, (see Note 8 of "Notes to Consolidated Financial Statements" in the Company's annual report on Form 10-K for the year ended December 31, 1996).

         Leasing and Other Fees. Leasing and other fees increased approximately $87,000 in the three month 1997 period and decreased approximately $975,000 in the nine month 1997 period. The increase in the three month 1997 period was due primarily to the recognition of approximately $122,000 of leasing fees from the Company's newly formed venture, Cousins LORET Venture, L.L.C., as discussed in
Note 6.

         The decrease in the nine month 1997 period was due in part to a decrease of approximately $707,000 from leasing fees related to Wildwood Office Park, primarily related to fees received from the leasing of the 4100 and 4300 Wildwood Parkway Buildings. Leasing fees recognized by the Company's retail division from third party developments also decreased approximately $255,000 in the nine month 1997 period. The decrease in the nine month 1997 period was partially offset by the aforementioned recognition of $122,000 of leasing fees from Cousins LORET Venture, L.L.C.

         Residential Lot and Outparcel Sales and Cost of Sales. Residential lot and outparcel sales increased approximately $1,519,000 in the three month 1997 period and decreased approximately $539,000 in the nine month 1997 period. The increase in the three month 1997 period was due primarily to an increase in residential lot sales from 30 lots ($1,638,000) in the three month 1996 period to 68 lots ($2,612,000) in the three month 1997 period. CREC and one of its subsidiaries also recognized one outparcel sale ($580,000) in the three month 1996 period and two outparcel sales ($1,125,000) in the three month 1997 period.

         The decrease in the nine month 1997 period was due primarily to a decrease in residential lot sales from $6,947,000 in 1996 to $6,530,000 in 1997; however, the number of lots sold actually increased from 153 lots in 1996 to 170 lots in 1997 due to an increase in lot sales in one of the residential developments with lower prices per lot. CREC and one of its subsidiaries also recognized five outparcel sales ($2,741,000) in the nine month 1996 period and five outparcel sales ($2,619,000) in the nine month 1997 period.

         Residential lot and outparcel cost of sales increased approximately $1,000,000 in the three month 1997 period and decreased approximately $1,107,000 in the nine month 1997 period. The increase in the three month 1997 period and decrease in the nine month 1997 period are due to the aforementioned increases and decreases in sales.

         Interest and Other Income. Interest and other income decreased approximately $216,000 and $1,322,000 in the three and nine month 1997 periods, respectively. The decrease was due primarily to the reclassification of the Wildwood Training Facility Mortgage Note Receivable to Operating Properties. No interest income from this mortgage note was recognized in 1997 which caused decreases of approximately $397,000 and $1,197,000 in interest income in the three and nine month 1997 periods, respectively. Also contributing to the decrease in the nine month 1997 period was a decrease of approximately $345,000 in interest income recognized from temporary investments. In the nine month 1996 period the Company recognized interest income on temporary investments made with proceeds received from the CSC Associates, L.P. financing (see Note 4 of "Notes to Consolidated Financial Statements" in the Company's annual report on Form 10-K for the year ended December 31, 1996). No similar amounts were invested in the nine month 1997 periods. Partially offsetting the aforementioned decreases was an increase in interest income of approximately $173,000 and $267,000 recognized from the Daniel Realty Note Receivable (see Note 3 of "Notes to Consolidated Financial Statements" in the Company's annual report on Form 10-K for the year ended December 31, 1996).

         Income from Unconsolidated Joint Ventures. (All amounts reflect the Company's share of joint venture income.) Income from unconsolidated joint ventures decreased approximately $625,000 and $2,140,000 in the three and nine month 1997 periods, respectively.

         Income from Temco Associates decreased approximately $402,000 in the nine month 1997 period. In March 1996, Temco Associates exercised an option to purchase 240 acres of land which it simultaneously sold. CREC's share of the gain on the sale was $430,000. There was no similar sale in the nine months ended September 30, 1997.

         Income from Wildwood Associates decreased approximately $814,000 and $2,033,000 in the three and nine month 1997 periods, respectively. Results were negatively impacted by an increase in interest expense (approximately $438,000 and $1,286,000 in the three and nine month 1997 periods, respectively). This increase was due primarily to the financing of the 3200 Windy Hill Road Building which contributed approximately $722,000 and $2,172,000 to the increase in interest expense in the three and nine month 1997 periods, respectively. On December 16, 1996, Wildwood Associates completed the financing of this building with a $70 million non-recourse mortgage note payable at an 8.23% interest rate and a maturity of January 1, 2007. Concurrent with the financing, Wildwood Associates paid down its line of credit to $0 which partially offset the increase in interest expense by approximately $303,000 and $783,000 in the three and nine month 1997 periods, respectively. Interest expense also increased due to the financing of the 4100 and 4300 Wildwood Parkway Buildings which increased interest expense $289,000 and $613,000 in the three and nine month 1997 periods, respectively. On March 20, 1997, Wildwood Associates completed the financing of these two buildings with a $30 million non-recourse mortgage note payable at a 7.65% interest rate and a term of fifteen years. In conjunction with this financing and a portion of a $70 million financing of the 3200 Windy Hill Building completed in December 1996, in the three month period ended March 31, 1997, Wildwood Associates made non-operating cash distributions of $12.5 million to each partner and paid the entire calendar year 1997 operating distribution of $4.5 million to each partner. Wildwood Associates is using the remaining loan proceeds and the operating cash flow for the balance of 1997 to complete the 4200 Wildwood Parkway Building.

         Partially offsetting the increase in interest expense was a decrease of approximately $129,000 and $389,000 in the three and nine month 1997 periods, respectively, in interest expense related to the Summit Green Building. Effective December 1, 1996, Wildwood Associates disposed of its interest in this building in exchange for cancellation of the related mortgage debt. In addition, an increase in interest capitalization also partially offset the increase in interest expense by $124,000 and $303,000 in the three and nine month 1997 periods, respectively.

         Income before depreciation, amortization and interest expense from the 4100 and 4300 Wildwood Parkway Buildings favorably impacted results by approximately $141,000 and $796,000 in the three and nine month 1997 periods, respectively. The 4100 and 4300 Wildwood Parkway Buildings became partially operational for financial reporting purposes in March 1996. Lease-up of the 2300 and 2500 Windy Ridge Parkway Buildings also increased income before depreciation, amortization and interest expense by $41,000 and $112,000 in the three month 1997 period, respectively, and $153,000 and $257,000 in the nine month 1997 period, respectively. Income before depreciation, amortization and interest expense from the 3200 Windy Hill Road Building decreased approximately $484,000 and $1,252,000 in the three and nine month 1997 periods, respectively, due primarily to the effect of the straight-lining of rental revenues in accordance with Statement of Financial Accounting Standards No. 13, which decreased rental revenues by approximately $496,000 and $1,373,000 in the three and nine month 1997 periods, respectively. The disposition of the Summit Green Building, as discussed above, decreased income before depreciation, amortization and interest expense by approximately $258,000 and $794,000 in the three and nine month 1997 periods, respectively.

         Income from CSC Associates, L.P. increased approximately $205,000 and $295,000 in the three and nine month 1997 periods, respectively due to lease-up of NationsBank Plaza.

         General and Administrative Expenses. General and administrative expenses increased approximately $1,088,000 and $3,128,000 in the three and nine month 1997 periods, respectively. The increases were primarily due to the Company's expansion and acquisition of The Lea Richmond Company and The Richmond Development Company in July 1996 (see Note 8 of "Notes to Consolidated Financial Statements" in the Company's annual report on Form 10-K for the year ended December 31, 1996). Additionally, approximately $397,000 of additional expense in 1997 was accrued in the three month period ended March 31, 1997 for higher than anticipated estimates of runoff and other expenses associated with the termination of the Company's partially self-insured medical plan in December 1996.

         Depreciation and Amortization. Depreciation and amortization increased approximately $1,674,000 and $5,848,000 in the three and nine month 1997 periods, respectively. The increases were partially due to the retail centers becoming operational as discussed above. The increases were also due to the 100 and 200 North Point Center East office buildings becoming operational, the acquisitions of the One Independence Center and 615 Peachtree Street office buildings in December 1996 and August 1996, respectively, and the reclassification of the Wildwood Training Facility Mortgage Note Receivable to Operating Properties. The increases in depreciation and amortization in the three and nine month 1997 periods were partially offset by the sale of Rivermont Station and Lovejoy Station on July 1, 1997 (decreases of $51,000 and $135,000 in the three and nine month 1997 periods, respectively).

         Stock Appreciation Right Expense. Stock appreciation right expense decreased approximately $478,000 and $170,000 in the three and nine month 1997 periods, respectively. This non-cash item is primarily related to the number of stock appreciation rights outstanding and the Company's stock price. A reduction in the number of stock appreciation rights outstanding due to exercises which occurred since the first quarter of 1996 contributed to the decrease in the stock appreciation right expense. The Company's stock price was $20.25, $19.625, and $22.00 at December 31, 1995, June 30, 1996 and September 30, 1996, respectively; and $28.125, $28.00 and $29.9375 at December 31, 1996, June 30,
1997 and September 30, 1997, respectively.

         Interest Expense. Interest expense increased approximately $1,843,000 and $6,742,000 in the three and nine month 1997 periods, respectively. Interest expense before capitalization increased to $4,266,000 and $12,811,000 in the three and nine month 1997 periods, respectively, from $3,081,000 and $8,600,000 in the three and nine month 1996 periods, respectively, due to higher debt levels. Also contributing to the increase was a decrease in interest capitalization because of a lower level of projects under development. The amount of interest capitalized to projects under development (a reduction of interest expense) decreased to $840,000 and $2,111,000 in the three and nine month 1997 periods, respectively, from $1,498,000 and $4,642,000 in the three and nine month 1996 periods, respectively.

         Property Taxes on Undeveloped Land. Property taxes on undeveloped land decreased approximately $163,000 and $443,000 in the three and nine month 1997 periods, respectively. The decreases were primarily due to favorable settlement of property taxes on the Company's North Point land related to 1994, 1995 and 1996 tax years, which had been under appeal.

         Other Expenses. Other expenses increased approximately $179,000 and $433,000 in the three and nine month 1997 periods, respectively, due to increases in predevelopment expense in the three and nine month 1997 periods, respectively.

         Benefit for Income Taxes from Operations. Benefit for income taxes from operations decreased approximately $494,000 in the three month 1997 period and increased approximately $55,000 in the nine month 1997 period. The decrease in the benefit for income taxes from operations in the three month 1997 period was due to a decrease of $1,146,000 in CREC and its subsidiaries' loss before income taxes and gain on sale of investment properties, which decrease was due to the aforementioned increases in development income recognized by CREC and its subsidiaries.

         The increase in the nine month 1997 period was due to an increase of approximately $144,000 in CREC and its subsidiaries' loss before income taxes and gain on sale of investment properties. In the three month 1997 period, CREC and its subsidiaries' loss before income taxes and gain on sale of investment properties decreased due to decreases in leasing fees related to third party retail developments received by CREC and its subsidiaries as discussed above. Certain development and leasing fees recorded on CREC and its subsidiaries' books are intercompany fee income which is eliminated in consolidation, but the tax effect is not, and such intercompany fees decreased in both 1997 periods.

         Gain on Sale of Investment Properties. Gain on sale of investment properties increased approximately $2,577,000 and $4,353,000 in the three and nine month 1997 periods, respectively. The 1997 gain includes the sale of certain acres of land at the Company's North Point development in January 1997 for net proceeds of $2,683,000 and the sale of Rivermont Station and Lovejoy Station in July 1997 (see Note 5) for net proceeds (before an income tax provision) of $20,100,000. The 1996 gain was primarily related to the sale of a
2.7 acre site at North Point in May 1996 with a portion of the proceeds being reinvested pursuant to a tax free exchange in the purchase of additional land adjacent to Presidential MarketCenter in June 1996 and the sale of the Company's 50% interest in the Norfolk parking agreement in July 1996. The net proceeds from the two sales in 1996 were $1,205,000 and $1,986,000, respectively.

Liquidity and Capital Resources:

         Financial Condition. The Company's debt (including its pro rata share of unconsolidated joint venture debt) was 29% of total market capitalization at September 30, 1997. As discussed in Note 4, the Company extended the maturity of its $100 million line of credit to June 29, 1998, and completed the $25 million non-recourse financing of the 100 and 200 North Point Center East office buildings and the $30 million financing of the Two Live Oak office buildings (see Note 6). As discussed in Note 5, a $20.1 million sale was completed on July 1, 1997. As a result of these transactions, the outstanding balance as of September 30, 1997 under the Company's $100 million line of credit was $2.5 million.

         The Company has development projects in various stages. The Company currently intends to finance these projects, as well as the completion of projects currently under construction, using its existing lines of credit (increasing those lines of credit as required); long-term non-recourse financing on the Company's unleveraged projects; sale of assets as market conditions warrant; and sale of common stock, warrants to purchase common stock, or debt securities from time to time under a $200 million shelf registration statement the Company filed with the Securities and Exchange Commission in September 1996.

         Cash Flows. Net cash provided by operating activities increased $10.1 million in 1997. Income from unconsolidated joint ventures decreased $2.1 million primarily due to decreases in income from Wildwood Associates (approximately $2.0 million) and Temco Associates (approximately $.4 million). Operating distributions from unconsolidated joint ventures increased $4.3 million due primarily to increases of $2.5 million in distributions from Wildwood Associates and $2.5 million from CSC Associates, L.P. The increase in the distributions from Wildwood Associates was due to a portion of the proceeds from the $30 million financing of the 4100 and 4300 Wildwood Parkway Buildings in March 1997 being distributed to each partner ($4.5 million). Depreciation and amortization increased $5.8 million due to several retail and office projects becoming operational during 1996 and 1997 and the acquisitions of One Independence Center and 615 Peachtree Street during 1996. Residential lot and outparcel cost of sales decreased $1.2 million due to decreases in the number of lots and outparcels sold in 1997. Cash flows from operating activities were negatively impacted by changes in other operating assets and liabilities, a decrease of $1.3 million.

         Net cash used in investing activities decreased $73.1 million in 1997 due to a decrease of $49.2 million in property acquisition and development expenditures, as a result of the Company having a lower level of projects under development. Also contributing to the decrease was a decrease in investment in notes receivable of approximately $20.4 million in 1997. The Company temporarily invested approximately $18 million of proceeds from the $80 million CSC Associates, L.P. financing completed in 1996 in a note receivable due from Wildwood Associates. No similar investment occurred in 1997. The decrease in collection of notes receivable of approximately $26.7 million partially offset the above decreases in net cash used in investing activities. Non-operating distributions from unconsolidated joint ventures increased $13.3 million due primarily to distributions from Wildwood Associates of $10 million in January 1997 from the proceeds of the financing of the 3200 Wildwood Plaza Building completed in December 1996 and $2.5 million from the proceeds of the financing of the 4100 and 4300 Wildwood Parkway Buildings in March 1997. The Company also received $2.2 million of distributions from Norfolk Hotel Associates (see Note 7 of "Notes to Consolidated Financial Statements" in the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1997). A decrease of $1.4 million in distributions from CC-JM II Associates partially offset the above increases in non-operating distributions from joint ventures. Net cash provided by sales activities increased $17.9 million due to a land sale in January 1997 and the sale of Rivermont Station and Lovejoy Station in July 1997 (see Note 5).

         Net cash provided by financing activities decreased $82.0 million in 1997, which was primarily attributable to a decrease of $56.0 million in proceeds from other notes payable. The Company completed the $80 million CSC Associates, L.P. financing in February 1996. In July 1997, the Company completed the $25 million financing of the 100 and 200 North Point Center East Buildings (see Note 4). The repayment of lines of credit increased $55.6 million, therefore decreasing the cash flows from financing activities. An increase in the dividends paid per share from $.27 to $.31 and an increase in the number of shares outstanding also contributed to the decrease in net cash provided by financing activities as dividends paid increased in $4.1 million in 1997. Partially offsetting the above decreases was an increase in proceeds from lines of credit of approximately $39 million.

Supplemental Financial Information:
-----------------------------------

         Depreciation and amortization expense included the following components for the three and nine months ended September 30, 1997 ($ in thousands):

                                                  Three Months Ended                     Nine Months Ended
                                                  September 30, 1997                    September 30, 1997
                                           --------------------------------      ---------------------------------
                                                        Share of                              Share of
                                                     Unconsolidated                        Unconsolidated
                                           Company   Joint Ventures   Total      Company   Joint Ventures   Total
                                           -------   --------------   -----      -------   --------------   -----

         Furniture, fixtures and equipment $  109        $    2      $  111      $   303       $    5      $   308
         Deferred financing costs              --             3           3           --            8            8
         Goodwill and related business
           acquisition costs                  129             7         136          389           23          412
         Real estate related:
           Building (including tenant
              first generation)             3,089         2,152       5,241        9,325        6,647       15,972
           Tenant second generation           182           318         500          560          936        1,496
                                           ------        ------      ------      -------       ------      -------

                                           $3,509        $2,482      $5,991      $10,577       $7,619      $18,196
                                           ======        ======      ======      =======       ======      =======


         Exclusive of new developments and purchases of furniture, fixtures and equipment, the Company had the following capital expenditures during the three and nine months ended September 30, 1997, including its share of unconsolidated joint ventures ($ in thousands):

                                                         Three Months Ended         Nine Months Ended
                                                         September 30, 1997         September 30, 1997
                                                       -----------------------    -----------------------
                                                       Office  Retail    Total    Office  Retail    Total
                                                       ------  ------    -----    ------  ------    -----

         Second generation related costs                $118    $ --      $118     $493    $ --      $493
         Building improvements                            --      --        --       15      --        15
                                                        ----    ----      ----     ----    ----      ----

                                                        $118    $ --      $118     $508    $ --      $508
                                                        ====    ====      ====     ====    ====      ====


PART II.  OTHER INFORMATION
---------------------------

Item 6.           Exhibits and Reports on Form 8-K
                  --------------------------------

                  (a)      Exhibits

                           27     Financial Data Schedule



                  (b)      Reports on Form 8-K
                           -------------------

                           There were no reports on Form 8-K filed by the Registrant during the fiscal quarter ended September 30, 1997.

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








November 12, 1997