Form 10-Q/A
period 1997-09-30
COUSINS PROPERTIES INC
filed 1997-11-21
CIK 25232

SECURITIES AND EXCHANGE COMMISSION


                                    FORM 10-Q/A

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

Explanatory note: The registrant is filing this Quarterly Report on Form 10-Q/A to correct a typographical error in the registrant's original Report on Form 10-Q for the quarter ended September 30, 1997. The cost of sales reflected on the Consolidated Statements of Cash Flows for the nine months ended September 30, 1997 should be $15,675 rather than $5,675.

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

            COUSINS PROPERTIES INCORPORATED AND CONSOLIDATED ENTITIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1997
                                   (UNAUDITED)
                                ($ in thousands)

                                                           1996         1997
                                                           ----         ----

CASH FLOWS FROM OPERATING ACTIVITIES:
  Income before gain on sale of investment properties    $ 21,869     $ 22,583
  Adjustments to reconcile income before gain on
    sale of investment properties to net cash provided
    by operating activities:
      Depreciation and amortization                         4,729       10,577
      Stock appreciation right expense                        440          270
      Cash charges to expense accrual for stock
        appreciation rights                                  (959)        (778)
      Effect of recognizing rental revenues on a
        straight-line basis                                    32         (347)
      Income from unconsolidated joint ventures           (12,926)     (10,786)
      Operating distributions from unconsolidated
        joint ventures                                     13,098       17,397
      Residential lot and outparcel cost of sales           9,145        7,918
      Changes in other operating assets and liabilities:
        Change in other receivables                        (1,026)       1,656
        Change in accounts payable and accrued
          liabilities                                       4,152          153
                                                         --------     --------
Net cash provided by operating activities                  38,554       48,643
                                                         --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Gain on sale of investment properties                     1,017        5,370
  Adjustments to reconcile gain on sale of investment
    properties to net cash provided by sales activities:
      Cost of sales                                         2,174       15,675
  Property acquisition and development expenditures      (102,404)     (53,219)
  Non-operating distributions from unconsolidated joint
    ventures                                                1,408       14,670
  Investment in notes receivable                          (26,031)      (5,587)
  Investment in unconsolidated joint ventures,
    including interest capitalized to equity investments     (268)      (3,266)
  Collection of notes receivable                           27,596          883
  Change in other assets, net                              (3,701)        (525)
  Cash portion of exchange transaction                      1,092           --
                                                         --------     --------
Net cash used in investing activities                     (99,117)     (25,999)
                                                         --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of lines of credit                            (53,651)    (109,257)
  Proceeds from lines of credit                            48,965       87,957
  Proceeds from other notes payable                        81,048       25,000
  Dividends paid                                          (22,991)     (27,067)
  Common stock sold, net of expenses                        9,108        5,851
  Repayment of other notes payable                         (3,336)      (5,321)
                                                         --------     --------
Net cash provided by (used in) financing activities        59,143      (22,837)
                                                         --------     --------
NET DECREASE IN CASH AND CASH EQUIVALENTS                  (1,420)        (193)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD            1,552        1,598
                                                         --------     --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $    132     $  1,405
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

                                   SIGNATURES
                                   ----------









Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.



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








November 20, 1997