Form 10-K
period 1997-12-31
COUSINS PROPERTIES INC
filed 1998-03-27
CIK 25232

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997       Commission file number 2-20111

                         COUSINS PROPERTIES INCORPORATED
                              A GEORGIA CORPORATION
                  I.R.S. EMPLOYER IDENTIFICATION NO. 58-0869052
                            2500 WINDY RIDGE PARKWAY
                             ATLANTA, GEORGIA 30339
                             TELEPHONE: 770-955-2200

Name of exchange on which registered:  New York Stock Exchange

Securities registered pursuant to Section 12(b)of the Act:   Common Stock ($1
                                                               Par Value)

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

     As of March 11, 1998, 31,528,348 common shares were outstanding; and the aggregate market value of the common shares of Cousins Properties Incorporated held by nonaffiliates was $691,462,109.

               [OBJECT OMITTED]DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents have been incorporated by reference into the designated Part of this Form 10-K:
     Registrant's Proxy Statement             Part III, Items 10, 11, 12 and 13
        dated March 27, 1998
     Registrant's Annual Report to            Part II, Items 5, 6, 7 and 8
        Stockholders for the year
        ended December 31, 1997

                                     PART I
                                     ------
Item 1.     Business
--------------------
         Corporate Profile
         Cousins Properties Incorporated (the "Registrant" or "Cousins") is a Georgia corporation, which since 1987 has elected to be taxed as a real estate investment trust ("REIT"). Cousins Real Estate Corporation ("CREC"), a taxable entity consolidated with the Registrant, owns, develops, and manages a portion of the Company's real estate portfolio. Cousins MarketCenters, Inc. ("CMC") is a subsidiary of CREC which develops retail shopping centers. The Registrant, together with CREC, CMC and their other consolidated entities, is hereafter referred to as the "Company."
         Cousins is an Atlanta-based, fully integrated, self administered equity real estate investment trust. The Company has extensive experience in the real estate industry, including the acquisition, financing, development, management and leasing of properties. Cousins has been a public company since 1962, and its common stock trades on the New York Stock Exchange. The Company owns a portfolio of well-located, high-quality retail, office, medical office and land development projects and holds several tracts of strategically located undeveloped land. The strategies employed to achieve the Company's investment goals include the development of properties which are substantially precommitted to quality tenants; maintaining high levels of occupancy within owned properties; the selective sale of assets and the acquisition of quality income-producing properties at attractive prices. The Company also seeks to be opportunistic and take advantage of normal real estate business cycles.
         Unless  otherwise  indicated,  the notes  referenced in the  discussion below are the "Notes to Consolidated Financial Statements" included in the financial section of the Registrant's 1997 Annual Report to Stockholders.
         Brief Description of Company Investments
         Office. As of March 15, 1998, the Company owns, directly and indirectly, equity interests of at least 50% (excluding One Ninety One Peachtree Tower) in the following twenty-two commercial office buildings:

                                                                                     Company's
                                              Metropolitan            Rentable       Ownership       Percent
            Property Description                  Area               Square Feet     Interest        Leased
            --------------------              ------------           -----------     --------        -------
         101 Independence Center          Charlotte, NC               522,000            100%           93%
         First Union Tower                Greensboro, NC              319,000            100%           93%
         3100 Windy Hill Road             Atlanta, GA                 188,000            100%          100%
         Grandview II                     Birmingham, AL              150,000            100% (b)       64% (a)
         Carlyle I                        Alexandria, VA              150,000            100%           58% (a)
         615 Peachtree Street             Atlanta, GA                 147,000            100%           73%
         333 North Point Center East      Atlanta, GA                 129,000            100%           41% (a)
         200 North Point Center East      Atlanta, GA                 129,000            100%          100%
         100 North Point Center East      Atlanta, GA                 128,000            100%          100%
         3301 Windy Ridge Parkway         Atlanta, GA                 106,000            100%          100%
         NationsBank Plaza                Atlanta, GA               1,260,000             50%           95%
         3200 Windy Hill Road             Atlanta, GA                 685,000             50%           98%
         2300 Windy Ridge Parkway         Atlanta, GA                 634,000             50%           98%
         The Pinnacle                     Atlanta, GA                 424,000             50%           33% (a)
         2500 Windy Ridge Parkway         Atlanta, GA                 313,000             50%           98%
         Two Live Oak Center              Atlanta, GA                 278,000             50%           88% (a)
         4200 Wildwood Parkway            Atlanta, GA                 260,000             50%          100%
         Ten Peachtree Place              Atlanta, GA                 259,000             50%          100%
         John Marshall-II                 Washington, D.C.            224,000             50%          100%
         4300 Wildwood Parkway            Atlanta, GA                 150,000             50%          100%
         4100 Wildwood Parkway            Atlanta, GA                 100,000             50%          100%
         One Ninety One Peachtree Tower   Atlanta, GA               1,215,000            9.8%           93%
                                                                    ---------
                                                                    7,770,000
                                                                    =========

         (a) Under construction or in lease-up.
         (b) This project is actually owned in a venture in which a portion of the upside is shared with the other venturer. See "Major Properties" - "Office Properties Under Construction" - "Grandview II" where discussed.

         The weighted average leased percentage of these office buildings (excluding all properties currently under construction or in lease-up and One Ninety One Peachtree Tower as it is less than 50% owned by the Company) was approximately 97% as of March 15, 1998 and the leases expire as follows:

                                                                                                    2007
                                                                                                     &
                    1998      1999      2000      2001      2002       2003     2004      2005      2006    Thereafter   Total
                    ----      ----      ----      ----      ----       ----     ----      ----      ----    ----------   -----
OFFICE
------
Consolidated:
-------------
Square Feet
  Expiring (d)      57,641    68,621   271,192   260,923    31,287   121,574    96,477         0   209,869    322,592  1,440,176(b)
% of Leased Space       4%        5%       19%       18%        2%        8%        7%        0%       15%        22%       100%
Annual Base
  Rent (a)         625,859 1,136,727 3,448,141 3,913,709   471,674 1,111,963 1,518,170         0 3,312,660  6,758,530 22,297,433
Annual Base
  Rent/Sq. Ft. (a)   10.86     16.57     12.71     15.00     15.08      9.15     15.74         0      5.78      20.95      15.48


Joint Venture:
--------------
Square Feet
  Expiring (d)     115,957    28,586   165,283   450,062   353,285   235,906    88,732   363,770   375,971  1,618,894  3,796,446(c)
% of Leased Space       3%        1%        4%       12%        9%        6%        2%       10%       10%        43%       100%
Annual Base
  Rent (a)       1,799,176   473,739 3,344,293 6,010,569 5,118,825 4,251,138 1,647,306 6,958,204 6,854,418 40,621,535 77,079,203
Annual Base
  Rent/Sq. Ft.(a)    15.52     16.57     20.23     13.35     14.49     18.02     18.56     19.13     18.23      25.09      20.30


Total (including only Company's 50% share of Joint Venture Properties):
-----------------------------------------------------------------------
Square Feet
  Expiring (d)     115,620    82,914   353,834   485,954   207,930   239,527   140,843   181,885   397,855  1,132,037  3,338,399
% of Leased Space       3%        2%       11%       15%        6%        7%        4%        5%       12%        35%       100%
Annual Base
  Rent (a)       1,525,447 1,373,597 5,120,288 6,918,994 3,031,087 3,237,532 2,341,823 3,479,102 6,739,869 27,069,296 60,837,035
Annual Base
  Rent/Sq. Ft.(a)    13.19    16.57      14.47     14.24     14.58     13.52     16.63     19.13     16.94      23.91      18.22

(a) Annual base rent excludes the operating expense reimbursement portion of the rent payable. If the lease does not provide for pass through of such operating expense reimbursements, an estimate of operating expenses is deducted from the rental rate shown. The base rental rate shown is the estimated rate in the year of expiration. Amounts disclosed are in dollars.
(b) Rentable square feet leased as of March 15, 1998 out of 1,539,000 total rentable square feet.
(c) Rentable square feet leased as of March 15, 1998 out of 3,885,000 total rentable square feet.
(d) Except as follows, where a tenant has the option to cancel its lease without penalty, the lease expiration date used in the table above reflects the cancellation option date rather than the lease expiration date. One of the joint venture leases (50,242 square feet) has the right to terminate effective March 31, 2001, if notice is given by April 1, 2000.

         The weighted average remaining lease term of these sixteen office buildings was approximately 8 years as of March 15, 1998. Most of the Company's leases in these buildings provide for pass through of operating expenses, and base rents which escalate over time.

     Retail. As of March 15, 1998, the Company's retail portfolio includes the following eleven properties:

                                                                      Rentable       Company's
                                              Metropolitan           Square Feet     Ownership       Percent
            Property Description                  Area             (Company Owned)   Interest        Leased
            --------------------              ------------         ---------------   ---------       -------
         Colonial Plaza MarketCenter      Orlando, FL                 493,000 (a)        100%           91%
         Greenbrier MarketCenter          Chesapeake, VA              478,000            100%          100%
         North Point MarketCenter         Atlanta, GA                 398,000            100%          100%
         The Shops at Palos Verdes        Rolling Hills Estates, CA   380,000            100%          (b)
         Presidential MarketCenter        Atlanta, GA                 361,000 (c)        100%           99%
         Perimeter Expo                   Atlanta, GA                 171,000            100%           99%
         Los Altos MarketCenter           Long Beach, CA              157,000            100%          100%
         Laguna Niguel Promenade          Laguna Niguel, CA           153,000            100%           75% (b)
         Mansell Crossing Phase II        Atlanta, GA                 103,000            100%          100%
         Abbotts Bridge Station           Atlanta, GA                  83,000            100%           95% (b)
         Haywood Mall                     Greenville, SC              330,000             50%           84%
                                                                    ---------
                                                                    3,107,000
                                                                    =========

         (a)  Includes 16,000 square feet not yet under construction.
         (b)  Under renovation, construction or lease-up.
         (c)  Includes 21,000 square feet not yet under construction.

         The weighted average leased percentage of these retail properties (excluding the properties currently under renovation, construction or lease-up and Haywood Mall) was approximately 97% as of March 15, 1998, and the leases of these retail properties (excluding Haywood Mall and The Shops at Palos Verdes) expire as follows:

                                                                                                     2007
                                                                                                      &
                     1998      1999      2000     2001      2002       2003      2004      2005      2006   Thereafter   Total
                     ----      ----      ----     ----      ----       ----      ----      ----      ----   ----------   -----

RETAIL
------
Square Feet
  Expiring           2,580    51,321    47,626    90,079   111,475    10,360    51,267    46,097   175,845  1,501,042  2,087,692(b)
% of Leased Space       0%        3%        2%        5%        5%        1%        2%        2%        8%        72%       100%
Annual Base
  Rent (a)          54,180   949,919   656,185 1,446,889 1,676,985   152,874   638,291   532,730 1,589,098 19,178,050 26,875,201
Annual Base
  Rent/Sq. Ft. (a)   21.00     18.51     13.78     16.06     15.04     14.76     12.45     11.56      9.04      12.78      12.87

 (a) Annual base rent excludes the operating expense reimbursement portion of the rent payable and any percentage rents due. If the lease does not provide for pass through of such operating expense reimbursements, an estimate of operating expenses is deducted from the rental rate shown.
     The base rental rate shown is the estimated rate in the year of expiration
     Amounts disclosed are in dollars.
(b) Gross leasable area leased as of March 15, 1998 out of 2,159,000 total gross leasable area.

         The weighted average remaining lease term of these seven retail properties was approximately 13 years as of March 15, 1998. All of the major tenant leases in these retail properties have lease terms of 10 years or more from the date of initial occupancy and provide for pass through of operating expenses and base rents which escalate over time.

         Medical Office. As of March 15, 1998, the Company owned the following medical office properties:

                                                                                     Company's
                                              Metropolitan            Rentable       Ownership       Percent
            Property Description                  Area               Square Feet     Interest        Leased
            --------------------              ------------           -----------     ---------       -------
         Meridian Mark Plaza              Atlanta, GA                  159,000          100%           66% (a)
         Presbyterian Medical Plaza
           at University                  Charlotte, NC                 69,000          100%          100%
                                                                       -------
                                                                       228,000
                                                                       =======
         (a) Under construction and lease-up.



         The weighted average leased percentage of the one medical office building (excluding the building currently under construction and lease-up) was approximately 100% as of March 15, 1998 and the leases of this property expire as follows:

                                                                                               2007
                                                                                                &
                            1998    1999     2000    2001     2002    2003    2004    2005     2006   Thereafter  Total
                            ----    ----     ----    ----     ----    ----    ----    ----     ----   ----------  -----
MEDICAL OFFICE
--------------
Square Feet Expiring           0       0        0       0     1,397      0       0    3,445       0      63,862    68,704
% of Leased Space             0%      0%       0%      0%        2%     0%      0%       5%      0%         93%      100%
Annual Base Rent (a)           0       0        0       0    27,242      0       0   67,178       0   1,213,378 1,307,798
Annual Base Rent/Sq. Ft.(a)    0       0        0       0     19.50      0       0    19.50       0       19.00     19.04

(a) Annual base rent excludes the operating expense reimbursement portion of the rent payable and any percentage rents due. If the lease does not provide for pass through of such operating expense reimbursements, an estimate of operating expenses is deducted from the rental rate shown. The base rental rate shown is the estimated rate in the year of expiration. Amounts disclosed are in dollars.

         The weighted average remaining lease term of the one medical office building (excluding the building currently under construction and lease-up) was approximately 13 years as of March 15, 1998. The Company's leases in this building provide for pass through of operating expenses and base rents which escalate over time.
         Other. The Company's other real estate holdings include equity interests in approximately 445 acres of strategically located land held for investment and future development at North Point and Wildwood Office Park, the option to acquire the fee simple interest in approximately 11,300 acres of land through its Temco Associates joint venture, and two mortgage notes for $28 million which are secured by a 250,000 square foot office building in Washington, D.C. The terms of these two notes have some of the characteristics of an equity investment, and should provide a comparable return on investment (see Note 3).
         The Company's joint venture partners include IBM and affiliates of The Coca-Cola Company ("Coca-Cola"), NationsBank Corporation ("NationsBank"), Corporate Property Investors, Temple-Inland Inc., Cornerstone Properties, Inc., American General Corporation, and CarrAmerica Realty Corporation.
         The success of the Company's operations is dependent upon such unpredictable factors as the availability of satisfactory financing; general and local economic conditions; the activity of others developing competitive projects; the cyclical nature of the real estate industry; and zoning, environmental impact, and other government regulations.
         Refer to Item 2 hereof for a more detailed description of the Company's real estate properties.

         Significant Changes in 1997

         Significant changes in the Company's business and properties during the year ended December 31, 1997 were as follows:
         Office Properties. In April 1997, the Company purchased the land on which construction commenced on Grandview II, a 150,000 rentable square foot office building in Birmingham, Alabama.
         Effective July 31, 1997, Cousins LORET Venture, L.L.C. ("the Venture") was formed between the Company and LORET Holdings, L.L.L.P. ("LORET"), each as 50% members. LORET contributed Two Live Oak Center, a 278,000 rentable square foot office building located in Atlanta, Georgia, which was recently renovated and is in the process of being leased up. Two Live Oak Center became partially operational for financial reporting purposes in October 1997. In August 1997, Cousins LORET Venture, L.L.C. commenced construction on The Pinnacle, a 424,000 rentable square foot office building located adjacent to Two Live Oak Center (see Note 5).
         In November 1997, the Company purchased approximately .6 acres of undeveloped land in downtown San Francisco, California which is entitled for an approximately 381,000 rentable square foot office building. The Company is currently pursuing predevelopment and investigative work to confirm the feasibility of developing this office building.
         Retail Properties. In January 1997, the Company purchased the land for, and commenced construction of Abbotts Bridge Station, an approximately 83,000 square foot neighborhood retail center in suburban Atlanta, Georgia. In August 1997, the Company purchased the land for, and commenced construction of Laguna Niguel Promenade, an approximately 153,000 square foot retail center in Laguna Niguel, California.
         On July 1, 1997, CREC sold Rivermont Station and Lovejoy Station, two Atlanta neighborhood retail centers with 90,000 and 77,000 square feet, respectively, for $20.1 million, which was approximately $4.0 million over the cost of the centers. Including depreciation recapture of approximately $.5 million and net of an income tax provision of approximately $1.5 million, the net gain on the sale was approximately $3.0 million.
         Medical Office Properties. In August 1997, Presbyterian Medical Plaza at University, a 69,000 rentable square foot medical office building became partially operational for financial reporting purposes. In September 1997, the Company commenced construction on Meridian Mark Plaza, a 159,000 rentable square foot medical office building located in Atlanta, Georgia.
         Financings. Three new financings were completed during 1997. On March 20, 1997, Wildwood Associates completed the financing of the 4100 and 4300 Wildwood Parkway Buildings with a $30 million non-recourse mortgage note payable at a 7.65% interest rate and maturity of April 1, 2012. On July 30, 1997, the Company completed the financing of the 100 and 200 North Point Center East Buildings with a $25 million non-recourse mortgage note payable at a 7.86% interest rate and maturity of August 1, 2007. On September 30, 1997, Cousins LORET Venture, L.L.C. completed the financing of Two Live Oak Center with a $30 million non-recourse mortgage note payable at a 7.9% interest rate and a maturity of October 1, 2007.
         Effective June 30, 1997, the Company extended the maturity of its $100 million line of credit from June 30, 1997 to June 29, 1998. The line is unsecured and bears interest tied to the Federal Funds rate. The Company had no borrowings under the line as of December 31, 1997.
         In November 1997, Cousins LORET Venture, L.L.C. received a commitment for the financing of The Pinnacle office building which is expected to close in the second quarter of 1998 and will be drawn down as needed, with the full amount funded by December 1998. The $70 million non-recourse mortgage note payable has an interest rate of 7.11% and term of twelve years.
         Common Stock Issuance. In December 1997, the Company issued 2,150,000 shares of common stock through a public offering at a price of $31.5625 per share. The Company has used the proceeds to reduce debt and develop income-producing properties.

         Subsequent Events

         Subsequent to year-end, in January 1998, the Company purchased the land for, and commenced construction on, Carlyle I, an approximately 150,000 rentable square foot office building in Alexandria, Virginia.

         Subsequent to year-end, in February 1998, the Company purchased The Shops at Palos Verdes, located in Rolling Hills Estates, California, in the greater Los Angeles metropolitan area. This 355,000 square foot center includes existing retail space and a parking deck. The Company plans to reposition and remerchandise the project into an approximately 380,000 square foot open-air, high-end specialty center.

         Executive Offices

         The Registrant's executive offices are located at 2500 Windy Ridge Parkway, Suite 1600, Atlanta, Georgia 30339-5683. At December 31, 1997, the Company employed 180 people.

Item 2.     Properties
----------------------
Table of Major Properties
         The following tables set forth certain information relating to major office and retail properties, stand alone retail lease sites, medical office properties and land held for investment and future development in which the Company has a 50% or greater ownership interest. All information presented is as of December 31, 1997, except leasing information which is as of March 15, 1998. Dollars are stated in thousands.



                                                                        Percentage
Description,               Year                               Rentable    Leased     Average                                  Major
 Location               Development               Company's  Square Feet   as of      1997       Major Tenants (lease       Tenants'
    and                  Completed  Joint Venture Ownership   and Acres  March 15,  Economic      expiration/options        Rentable
 Zip Code               or Acquired   Partner     Interest    as Noted     1998     Occupancy         expiration)           Sq. Feet
------------            ----------- ------------- ---------- ---------- ----------  ---------    --------------------       --------
Office
------
Wildwood Office Park:
  Suburban Atlanta, GA
   2300 Windy
   Ridge Parkway
   30339-5671              1987          IBM          50%      634,000      98%          98%    IBM (2002/2012)             240,430
                                                              12 Acres                          Manhattan Associates, LLC    63,296
                                                                                                  (2002/2007)
                                                                                                Electrolux (2000/2005)       62,576
                                                                                                Computer Associates          62,445
                                                                                                  (2005/2010)
                                                                                                Financial Services           56,932
                                                                                                  Corporation
                                                                                                  (2006/2011)(2)
                                                                                                Chevron USA (2001)           50,242
   2500 Windy
   Ridge Parkway
   30339-5683              1985          IBM          50%      313,000      98%          95%    Coca-Cola Enterprises Inc.  165,180
                                                               8 Acres                            (2003/2008)
   3200 Windy
   Hill Road
   30339-5609              1991          IBM          50%      685,000      98%          97%    IBM (2001/2011)(3)          436,539
                                                              15 Acres                          Equifax (4) (1998/2003)      68,402
                                                                                                W.H. Smith Inc.              41,858
                                                                                                  (2002/2007)
   3301 Windy Ridge
   Parkway
   30339-5685              1984          N/A         100%      106,000     100%          80%    Indus International,        106,000
                                                              10 Acres                             Inc.(4) (2003/2008)
   3100 Windy Hill
   Road
   30339-5605              1983          N/A          (5)      188,000     100%         100%    IBM (2006)                  188,000
                                                              13 Acres

                              Adjusted
                              Cost and
                              Adjusted
                                Debt
Description,                 Depreciation               Maturity
 Location                       and                       and
    and                      Amortization      Debt     Interest
 Zip Code                        (1)         Balance     Rate
------------                 ------------    -------    --------
Office
------
Wildwood Office Park:
  Suburban Atlanta, GA
   2300 Windy
   Ridge Parkway
   30339-5671                 $77,774       $ 69,995     12/1/05
                              $51,222                      7.56%









   2500 Windy
   Ridge Parkway
   30339-5683                 $29,318       $ 24,781    12/15/05
                              $18,202                      7.45%
   3200 Windy
   Hill Road
   30339-5609                 $80,997       $ 69,389      1/1/07
                              $59,971                      8.23%


   3301 Windy Ridge
   Parkway
   30339-5685                 $10,467       $      0         N/A
                              $ 6,559
   3100 Windy Hill
   Road
   30339-5605                 $17,005 (5)   $      0         N/A
                              $16,325 (5)



                                                                        Percentage
Description,               Year                               Rentable    Leased     Average                                  Major
 Location               Development               Company's  Square Feet   as of      1997       Major Tenants (lease       Tenants'
    and                  Completed  Joint Venture Ownership   and Acres  March 15,  Economic      expiration/options        Rentable
 Zip Code               or Acquired   Partner     Interest    as Noted     1998     Occupancy         expiration)           Sq. Feet
------------            ----------- ------------- ---------- ---------- ----------  ---------    --------------------       --------
Office (Continued)
------------------
   4100 and 4300
   Wildwood Parkway
   30339-8400              1996          IBM          50%        250,000   100%         100%    Georgia-Pacific             250,000
                                                                13 Acres                          Corporation (2012/2017)
                                                                                                  (6)(7)
   4200 Wildwood Parkway
   30339-8402              1997          IBM          50%        260,000   100%          (8)    General Electric            260,000
                                                                 8 Acres                          (2014/2024)(8)

NationsBank Plaza
  Atlanta, GA
  30308-2214               1992    NationsBank (4)    50% (9)  1,260,000    95%          92%    NationsBank (4)             572,742
                                                                 4 Acres                            (2012/2042)

                                                                                                Ernst & Young LLP           203,397
                                                                                                  (2007/2017)
                                                                                                Troutman Sanders            201,320
                                                                                                  (2007/2017)
                                                                                                Paul Hastings (2012/2017)    92,224
                                                                                                Hunton & Williams            69,699
                                                                                                  (2004/2009)
First Union Tower
  Greensboro, NC
  27401-2167               1990          N/A         100%        319,000    93%          93%    Smith Helms Mullis &         70,360
                                                                  1 Acre                        Moore (2000/2015)
                                                                                                First Union Bank (4)         62,622
                                                                                                  (2009/2019)
                                                                                                Halstead Industries          60,253
                                                                                                  (2000/2005)
Ten Peachtree Place
  Atlanta, GA
  30309-3814               1991     Coca-Cola (4)     50% (9)    259,000   100%         100%    Coca-Cola (4) (2001/2006)   259,000
                                                                 5 Acres
John Marshall-II
  Suburban
   Washington, D.C.
   22102-3802              1996  CarrAmerica Realty   50%        224,000   100%         100%    Booz-Allen & Hamilton       224,000
                                   Corporation (4)               3 Acres                          (2011/2016)

100 North Point Center East
  Suburban Atlanta, GA
  30022-4885               1995          N/A         100%        128,000   100%         100%    Schweitzer-Mauduit           39,739
                                                                 7 Acres                          International, Inc.
                                                                                                  (2001/2007)
                                                                                                Green Tree Financial         21,914
                                                                                                  (2006/2011)(6)


                              Adjusted
                              Cost and
                              Adjusted
                                Debt
Description,                 Depreciation                  Maturity
 Location                       and                          and
    and                      Amortization      Debt        Interest
 Zip Code                        (1)         Balance        Rate
------------                 ------------    -------       --------
Office (Continued)
------------------
   Wildwood Parkway
   30339-8400                 $26,363       $ 29,696        4/1/12
                              $24,755                        7.65%

   4200 Wildwood Parkway
   30339-8402                 $19,670       $      0           N/A
                                (8)
NationsBank Plaza
  Atlanta, GA
  30308-2214                  $218,978      $      0(10)   N/A (10)
                              $182,043







First Union Tower
  Greensboro, NC
  27401-2167                  $ 33,962       $      0          N/A
                              $ 22,897




Ten Peachtree Place
  Atlanta, GA
  30309-3814                  $ 23,474       $ 19,355      11/30/01(11)
                              $ 19,735                            8.00%
John Marshall-II
  Suburban
   Washington, D.C.
   22102-3802                 $ 29,917       $ 23,673            4/1/13
                              $ 27,797                            7.00%

100 North Point Center East
  Suburban Atlanta, GA
  30022-4885                  $ 12,791       $ 12,446(12)        8/1/07
                              $ 11,594                            7.86%





                                                                        Percentage
Description,               Year                               Rentable    Leased     Average                                  Major
 Location               Development               Company's  Square Feet   as of      1997       Major Tenants (lease       Tenants'
    and                  Completed  Joint Venture Ownership   and Acres  March 15,  Economic      expiration/options        Rentable
 Zip Code               or Acquired   Partner     Interest    as Noted     1998     Occupancy         expiration)           Sq. Feet
------------            ----------- ------------- ---------- ---------- ----------  ---------    --------------------       --------
Office (Continued)
------------------
200 North Point Center East
   Suburban Atlanta, GA
   30022-4885              1996          N/A         100%      129,000     100%         94%    Alltel Telecom Information    60,029
                                                               9 Acres                           Services, Inc. (1999/2000)
                                                                                               Motorola, Inc. (2001/2011)    26,897
                                                                                               APAC Teleservices, Inc.       22,409
                                                                                                 (2004/2009)
333 North Point Center East
  Suburban Atlanta, GA
  30022-8274               (13)          N/A         100%      129,000     41%(13)      (13)  J.C. Bradford (2005/2010)(13)  22,222
                                                               9 Acres
615 Peachtree Street
  Atlanta, GA
  30308-2312               1996          N/A         100%      147,000      73%         86%    Wachovia (4)(2001/2007)       51,561
                                                               2 Acres                         McCann Erickson (1998)        28,967
101 Independence Center
  Charlotte, NC
  28246-1000               1996          N/A         100%      522,000      93%         96%    NationsBank(4)               359,796
                                                               2 Acres                           (2008/2028)(14)
                                                                                               Robinson Bradshaw & Hinson,   64,893
                                                                                                 P.A. (2004/2009)
                                                                                               Ernst & Young LLP (2001/2006) 33,962
Carlyle I
  Alexandria, VA
  22314-9999               (15)          N/A         100%      150,000     58%(15)      (15)    A.T. Kearney (2009/2019)(15) 87,455
                                                                1 Acre

101 Second Street
  San Francisco, CA
  94105-3601                (9)     Myers Second     100% (9)  381,000      (9)         (9)    (9)                             (9)
                                   Street Company              .63 Acres
                                         LLC
Two Live Oak Center
  Atlanta, GA
  30326-1234               1997         LORET         50%      278,000      88%     30%(16)    Sales Technologies, Inc.      75,484
                                 Holdings, L.L.L.P.            2 Acres                           (2007/2017)
                                                                                               Chubb & Son, Inc. (4)         48,520
                                                                                                 (2007/2017)
The Pinnacle
  Atlanta, GA
  30326-1234               (13)         LORET         50%      424,000     33%(13)      (13)   PaineWebber (2013/2018)       47,631
                                 Holdings, L.L.L.P.            4 Acres                           (13)(6)
                                                                                               A.T. Kearney (2009/2019)(13)  47,566
                                                                                               Merrill Lynch                 46,440
                                                                                                 (2008/2013)(13)


                              Adjusted
                              Cost and
                              Adjusted
                                Debt
Description,                 Depreciation                  Maturity
 Location                       and                          and
    and                      Amortization      Debt        Interest
 Zip Code                        (1)         Balance        Rate
------------                 ------------    -------       --------
Office (Continued)
------------------
200 North Point Center East
   Suburban Atlanta, GA
   30022-4885                 $ 11,487      $ 12,447(12)    8/1/07
                              $ 10,768                       7.86%



333 North Point Center East
  Suburban Atlanta, GA
  30022-8274                  $ 10,583      $      0           N/A
                                 (13)
615 Peachtree Street
  Atlanta, GA
  30308-2312                  $ 11,670      $      0           N/A
                              $ 11,010
101 Independence Center
  Charlotte, NC
  28246-1000                  $ 73,515      $ 48,928       11/1/07
                              $ 70,615                       8.22%


Carlyle I
  Alexandria, VA
  22314-9999                     (15)       $      0           N/A

101 Second Street
  San Francisco, CA
  94105-3601                  $ 11,698      $      0           N/A
                                 (9)

Two Live Oak Center
  Atlanta, GA
  30326-1234                  $ 48,000      $ 30,000      10/01/07
                              $ 47,506                        7.9%


The Pinnacle
  Atlanta, GA
  30326-1234                  $ 18,501          (17)          (17)
                                 (13)



                                                                        Percentage
Description,               Year                               Rentable    Leased     Average                                  Major
 Location               Development               Company's  Square Feet   as of      1997       Major Tenants (lease       Tenants'
    and                  Completed  Joint Venture Ownership   and Acres  March 15,  Economic      expiration/options        Rentable
 Zip Code               or Acquired   Partner     Interest    as Noted     1998     Occupancy         expiration)           Sq. Feet
------------            ----------- ------------- ---------- ---------- ----------  ---------    --------------------       --------
Office (Continued)
------------------
Grandview II
  Birmingham, AL
  35243-1930               (13)        Daniel        100%      150,000    64%(13)      (13)     TXEN, Inc. (2008/2013)(13)   52,112
                                   Realty Company              8 Acres                          Daniel Realty Company        20,097
                                         (9)                                                      (2008)(13)

Retail Centers and Malls
Haywood Mall
  Greenville, SC
  29607-2749             1977/1995    Corporate       50%    1,256,000      91%         88%     Sears (19)                      N/A
                                      Property                86 acres    overall        of     J.C. Penney (19)                N/A
                                    Investors (4)             of which    84% of      owned     Rich's (19)                     N/A
                                                           330,000 and     owned                Belk (19)                       N/A
                                                          21 acres are                          Dillard's (19)                  N/A
                                                            owned (18)
Perimeter Expo
  Atlanta, GA
  30338-1519               1993          N/A         100%      291,000      99%         99%     The Home Depot Expo (19)        N/A
                                                              19 acres    overall        of     Marshalls (2014/2029)        36,598
                                                              of which    99% of    Company     Best Buy (2014/2029)         36,000
                                                           171,000 and    Company     owned     Linens `N Things (2014/2024) 30,351
                                                          10 acres are     owned                Office Max (2013/2033)       23,500
                                                              owned by                          The Sport Shoe (2004/2014)   14,348
                                                           the Company                          Gap's Old Navy Store         13,939
                                                                                                  (2002/2012)
North Point MarketCenter
  Suburban
   Atlanta, GA
   30202-4889            1994/1995       N/A         100%      514,000     100%         99%     Target (19)                     N/A
                                                          60 Acres (20)                         Babies "R" Us (2011/2031)    50,275
                                                              of which                          Media Play (2010/2025)       48,884
                                                            398,000 and                         Marshalls (2010/2025)        40,000
                                                          49 acres are                          Rhodes (2011/2021)           40,000
                                                              owned by                          Linens `N Things             35,000
                                                           the Company                             (2005/2025)
                                                                                                United Artists (2014/2034)   34,733
                                                                                                Circuit City (2015/2030)     33,420
                                                                                                PETsMART (2009/2029)         25,465
                                                                                                Gap's Old Navy Store         20,000
                                                                                                   (2000/2010)



                              Adjusted
                              Cost and
                              Adjusted
                                Debt
Description,                 Depreciation                  Maturity
 Location                       and                          and
    and                      Amortization      Debt        Interest
 Zip Code                        (1)         Balance        Rate
------------                 ------------    -------       --------
Office (Continued)
------------------
Grandview II
  Birmingham, AL
  35243-1930                  $ 11,191      $      0           N/A
                                 (13)


Retail Centers and Malls
------------------------
Haywood Mall
  Greenville, SC
  29607-2749                  $ 50,399      $      0           N/A
                              $ 35,930




Perimeter Expo
  Atlanta, GA
  30338-1519                  $ 19,769      $ 21,061       8/15/05
                              $ 17,983                       8.04%






North Point MarketCenter
  Suburban
   Atlanta, GA
   30202-4889                 $ 27,003      $ 29,068       7/15/05
                              $ 23,929                       8.50%











                                                                        Percentage
Description,               Year                               Rentable    Leased     Average                                  Major
 Location               Development               Company's  Square Feet   as of      1997       Major Tenants (lease       Tenants'
    and                  Completed  Joint Venture Ownership   and Acres  March 15,  Economic      expiration/options        Rentable
 Zip Code               or Acquired   Partner     Interest    as Noted     1998     Occupancy         expiration)           Sq. Feet
------------            ----------- ------------- ---------- ---------- ----------  ---------    --------------------       --------
Retail Centers and Malls (Continued)
------------------------------------
Presidential MarketCenter
  Suburban
   Atlanta, GA
   30278-2149            1994/1996       N/A         100%  478,000 (21)  99% (21)    92% (21)  Target (19)                      N/A
                                                               66 acres   overall          of  Publix Super Market           56,146
                                                               of which   99% (21)    Company    (2019/2044)
                                                           361,000 (21)  of Company     owned  Carmike Cinemas(5)(2023/2033) 44,565
                                                           and 49 acres    owned               MJDesigns (4) (2011/2026)     37,957
                                                              are owned                        Bed, Bath & Beyond (2008/2024)35,127
                                                                 by the                        T.J. Maxx (2004/2014)         32,000
                                                                Company                        Office Depot, Inc.            31,628
                                                                                                 (2011/2026)
                                                                                               Marshalls (2010/2025)         30,000
Colonial Plaza MarketCenter
  Orlando, FL
   32803-5029              1996          N/A         100%   493,000(22)  91%(22)     95%(22)  Circuit City (2016/2036)       43,936
                                                               49 Acres                       Rhodes (2012/2027)             40,000
                                                                                              Baby Superstore, Inc.
                                                                                                (2006/2021)                  40,000
                                                                                              Stein Mart, Inc. (2006/2026)   36,000
                                                                                              Barnes & Noble Superstores,    35,131
                                                                                                Inc.(2012/2022)
                                                                                              Linens `N Things               35,000
                                                                                                (2012/2027)
                                                                                              Marshalls (2012/2027)          30,400
                                                                                              Ross Stores (2007/2022)        28,000
                                                                                              Just For Feet, Inc.            26,667
                                                                                                (2012/2027)
                                                                                              Walgreen Co. (2012)            18,614
                                                                                              Gap's Old Navy Store           17,920
                                                                                                (2002/2012)
Mansell Crossing Phase II
  Suburban
   Atlanta, GA
   30202-4822              1996          N/A         100%       103,000    100%        100%  Bed Bath & Beyond               40,000
                                                               13 Acres                        (2012/2027)
                                                                                             Goody's Family Clothing,        32,144
                                                                                               Inc. (2009/2027)
                                                                                             Rooms To Go (2016/2036)         21,000
Greenbrier MarketCenter
  Chesapeake, VA
  23327-2840               1996          N/A         100%       478,000    100%         99%  Target (2016/2046)             117,220
                                                               44 Acres                      Harris Teeter, Inc.             51,806
                                                                                               (2016/2036)
                                                                                             Bed Bath & Beyond               40,484
                                                                                               (2012/2027)





                              Adjusted
                              Cost and
                              Adjusted
                                Debt
Description,                 Depreciation                  Maturity
 Location                       and                          and
    and                      Amortization      Debt        Interest
 Zip Code                        (1)         Balance        Rate
------------                 ------------    -------       --------
Retail Centers and Malls (Continued)
------------------------------------
Presidential MarketCenter
  Suburban
   Atlanta, GA
   30278-2149                 $ 23,722      $      0       N/A
                              $ 22,251








Colonial Plaza MarketCenter
  Orlando, FL
   32803-5029                 $ 40,543      $      0       N/A
                              $ 38,502












Mansell Crossing Phase II
  Suburban
   Atlanta, GA
   30202-4822                $  8,913       $      0       N/A
                             $  8,622

  Chesapeake, VA
  23327-2840                 $ 33,525       $      0       N/A
                             $ 32,238





                                                                        Percentage
Description,               Year                               Rentable    Leased     Average                                  Major
 Location               Development               Company's  Square Feet   as of      1997       Major Tenants (lease       Tenants'
    and                  Completed  Joint Venture Ownership   and Acres  March 15,  Economic      expiration/options        Rentable
 Zip Code               or Acquired   Partner     Interest    as Noted     1998     Occupancy         expiration)           Sq. Feet
------------            ----------- ------------- ---------- ---------- ----------  ---------    --------------------       --------
Retail Centers and Malls (Continued)
------------------------------------
Greenbrier MarketCenter (Continued)                                                            Baby Superstore, Inc.        40,000
                                                                                                 (2006/2021)
                                                                                               Stein Mart, Inc. (2006/2026) 36,000
                                                                                               Kinetex, Inc. (2011/2026)    33,000
                                                                                               Barnes & Noble Superstores,  29,974
                                                                                                 Inc. (2011/2026)
                                                                                               PETsMART (2011/2031)         26,052
                                                                                               Office Max (2011/2026)       23,484
                                                                                               Gap's Old Navy Store         14,000
                                                                                                 (2001/2011)
Los Altos MarketCenter
  Long Beach, CA
  90815-3126               1996          N/A         100%      258,000    100%        97%      Sears (19)                      N/A
                                                           19 Acres of                         Circuit City (4)(2017/2037)  38,541
                                                          which 157,000                        Borders, Inc. (2017/2037)    30,000
                                                          and 17 Acres                         Bristol Farms (4)(2012/2032) 28,200
                                                          are owned by                         CompUSA, Inc. (2011/2021)    25,620
                                                           the Company                         Sav-on Drugs (4)(2016/2026)  16,914
Abbotts Bridge Station
  Suburban Atlanta, GA
  30097-5793               (13)          N/A         100%       83,000    95%(13)    (13)      Harris Teeter, Inc.          40,406
                                                              17 Acres                           (2017/2037)(13)
                                                                                               Eckerd Corporation           10,909
                                                                                                 (2017/2037)(13)
Laguna Niguel Promenade
  Laguna Niguel, CA
  92677-3920               (13)          N/A         100%      153,000    75%(13)    (13)      Orchard's Supply Hardware(4) 63,811
                                                              13 Acres                           (2018/2033)(13)
                                                                                               Ralph's Grocery Company      51,028
                                                                                                 (2018/2043)(13)
The Shops at Palos Verdes
  Rolling Hills Estates, CA
  90274-3664               (23)          N/A         100%  380,000(23)     (23)      (23)      (23)                          (23)
                                                              13 Acres

Stand Alone Retail Sites Adjacent to Company's Office and Retail Projects
-------------------------------------------------------------------------
Wildwood Office Park
  Suburban Atlanta, GA
  30339-5671             1985-1993       IBM          50%     15 Acres    100%       100%      N/A                             N/A

North Point
  Suburban Atlanta, GA
  30202-4885               1993          N/A         100%     24 Acres    100%       100%      N/A                             N/A




                              Adjusted
                              Cost and
                              Adjusted
                                Debt
Description,                 Depreciation                  Maturity
 Location                       and                          and
    and                      Amortization      Debt        Interest
 Zip Code                        (1)         Balance        Rate
------------                 ------------    -------       --------
Retail Centers and Malls (Continued)
------------------------------------

Greenbrier MarketCenter (Continued)









Los Altos MarketCenter
  Long Beach, CA
  90815-3126                  $ 21,658      $      0        N/A
                              $ 21,000




Abbotts Bridge Station
  Suburban Atlanta, GA
  30097-5793                  $ 10,781      $      0        N/A
                                 (13)


Laguna Niguel Promenade
  Laguna Niguel, CA
  92677-3920                  $  9,128      $      0        N/A
                                 (13)


The Shops at Palos Verdes
  Rolling Hills Estates, CA
  90274-3664                     (23)       $      0        N/A


Stand Alone Retail Sites Adjacent to Company's Office and Retail Projects
-------------------------------------------------------------------------
Wildwood Office Park
  Suburban Atlanta, GA
  30339-5671                  $  8,813      $      0        N/A
                              $  7,581
North Point
  Suburban Atlanta, GA
  30202-4885                  $  3,742      $      0        N/A
                              $  3,666



                                                                        Percentage
Description,               Year                               Rentable    Leased     Average                                  Major
 Location               Development               Company's  Square Feet   as of      1997       Major Tenants (lease       Tenants'
    and                  Completed  Joint Venture Ownership   and Acres  March 15,  Economic      expiration/options        Rentable
 Zip Code               or Acquired   Partner     Interest    as Noted     1998     Occupancy         expiration)           Sq. Feet
------------            ----------- ------------- ---------- ---------- ----------  ---------    --------------------       --------
Medical Office
--------------
Presbyterian Medical Plaza
  at University
  Charlotte, NC
  28233-3549               1997          N/A         100%       69,000     100%      37%(24)   Presbyterian Health Services  63,862
                                                           1 Acre (24)                           Corporation (2012/2027)(26)
Meridian Mark Plaza
  Atlanta, GA
  30342-1613               (13)          N/A         100%      159,000    66%(13)       (13)   Northside Hospital (4)        40,675
                                                               3 Acres                           (2013/2023)(13)
                                                                                               Scottish Rite Hospital for    22,000
                                                                                                 Crippled Children, Inc.
                                                                                                 (2003/2008)(13)

                              Adjusted
                              Cost and
                              Adjusted
                                Debt
Description,                 Depreciation                  Maturity
 Location                       and                          and
    and                      Amortization      Debt        Interest
 Zip Code                        (1)         Balance        Rate
------------                 ------------    -------       --------
Medical Office
--------------
Presbyterian Medical Plaza
  at University
  Charlotte, NC
  28233-3549                  $  7,216      $      0       N/A
                              $  7,112
Meridian Mark Plaza
  Atlanta, GA
  30342-1613                  $  5,619      $      0        N/A
                                 (13)




 (1)Cost as shown in the accompanying table includes deferred leasing and financing costs and other related assets. For each of the following projects: 2300 and 2500 Windy Ridge Parkway, 3200 Windy Hill Road, 4100 and 4300 Wildwood Parkway, 4200 Wildwood Parkway and Wildwood Stand Alone Retail Lease Sites, the cost shown is what the cost would be if the venture's land cost were adjusted downward to the Company's lower basis in the land it contributed to the venture.
 (2) 1,556 square feet of this lease of 2300 Windy Ridge Parkway expires in
     2001.
 (3) 115,944 square feet of this lease of 3200 Windy Hill Road expires in 2001, and the balance expires in 2006.
 (4) Actual  tenant or venture  partner is affiliate of entity shown.
 (5) See "Major Properties" - "Wildwood Office Park" where the accounting for the 3100 Windy Hill Road Building is discussed.
 (6) Green Tree Financial, Georgia-Pacific Corporation and PaineWebber have the right to terminate their leases in 2001, 2007 and 2008, respectively, upon payment of significant cancellation penalties.
 (7) Tenant has the option to purchase the building on its lease expiration date for a price of $33,750,000.
 (8) 4200 Wildwood Parkway was completed in December 1997. A lease for 100% of the building was signed in March 1998 whereby the tenant will begin partial occupancy in June 1998 with 100% occupancy by April 1999.
 (9) See "Major Properties" - "NationsBank Plaza," "Ten Peachtree Place," "Grandview II," and "101 Second Street" where the venture's preferences and terms are discussed.
(10) See "Major Properties" - "NationsBank Plaza" where debt on NationsBank Plaza is discussed.
(11) Maturity of the Ten Peachtree Place mortgage debt is extendible to December 31, 2008. Rate becomes floating after November 30, 2001.
(12) 100 North Point Center East and 200 North Point Center East were financed together with one non-recourse mortgage note payable. For purposes of this schedule the total debt has been allocated 50% to each building.
(13) Project was under construction as of December 31, 1997. Lease expiration dates are based upon estimated commencement dates, and square footage is estimated.
(14) 103,656  square feet of this lease of 101  Independence  Center expires in
     2000.
(15) Land was acquired and construction commenced on Carlyle I subsequent to December 31, 1997. Lease expiration dates are based upon estimated commencement dates, and square footage is estimated.
(16) Two Live Oak Center became partially operational in October 1997. Thus, economic occupancy for Two Live Oak Center does not include a full year of operations.
(17) In November 1997, Cousins LORET Venture, L.L.C. received a commitment for the financing of The Pinnacle which is expected to close in March 1998 and will be drawn down as needed, with the full amount funded by December 1998. The $70 million non-recourse mortgage note payable has an interest rate of 7.11% and a term of 12 years. (18) A portion of the Haywood Mall parking lot (3 acres) is subject to a long-term ground lease expiring in 2017, with five 10-year renewal options.
(19) This anchor tenant owns its own space.
(20) North Point MarketCenter includes approximately 4 outparcels which are ground leased to freestanding users.
(21) 61,000 square feet became operational in March 1997. Thus, economic occupancy does not include a full year of operations for this 61,000 square feet portion of Presidential MarketCenter. Includes 21,000 square feet not yet constructed as of March 15, 1998 which were excluded from the calculation of percentage leased and average 1997 economic occupancy.
(22) Includes 16,000 square feet not yet constructed as of March 15, 1998 which were excluded from the calculation of percentage leased and average 1997 economic occupancy.
(23) The Shops at Palos Verdes was acquired subsequent to December 31, 1997. This 355,000 square foot center includes existing retail space and a parking deck. The Company plans to reposition and remerchandise the project into an approximately 380,000 square foot open-air, high-end specialty center.
(24) Presbyterian Medical Plaza at University is located on 1 acre which is subject to a ground lease expiring in 2057.
(25) Presbyterian Medical Plaza at University became partially operational in August 1997 for financial reporting purposes. Thus, economic occupancy for Presbyterian Medical Plaza at University does not include a full year of operations.
(26) Tenant has the option to renew 23,359 rentable square feet through 2027 of this lease of Presbyterian Medical Plaza at University, with the option to renew the balance through 2022.

Land Held for Investment and Future Development (excluding Retail Outparcels)

                                                                                                  Adjusted
                                                                                                    Cost
                                                                                                    Less
                                                          Developable                Company's  Depreciation
                                                          Land Area   Joint Venture  Ownership       and         Debt
Description, Location and Zoned Use        Year Acquired  (Acres)(1)     Partner      Interest   Amortization  Balances
-----------------------------------       --------------- ---------   -------------  ---------  -------------- --------

Wildwood Office Park
   Suburban Atlanta, Georgia
     Office and Commercial                  1971-1987        147          N/A          100%      $  7,005       $  0
     Office and Commercial                  1971-1982         36          IBM           50%      $ 10,075(2)    $  0

North Point Land
   (Georgia Highway 400 & Haynes Bridge Road) (3)
   Suburban Atlanta, Georgia
     Office and Commercial - East           1970-1985         41         N/A           100%      $  1,356       $  0
     Office and Commercial - West           1970-1985        221         N/A           100%      $  4,587       $  0

Midtown Atlanta
   Office and Commercial                    1984               2         N/A           100%      $  1,398       $  0

Temco Associates
   (Paulding County)
   Suburban Atlanta, Georgia                1991              --(5) Temple-Inland       50%            --(5)    $  0
                                                                      Inc. (4)

(1)  Based upon management's estimates.
(2) For the portion of the Wildwood Office Park land owned by a joint venture, the cost shown is what the cost would be if the venture's land cost were adjusted downward to the Company's lower basis in the land it contributed to the venture. The adjusted cost excludes building predevelopment costs of $1,183,000.
(3)  The North Point  property is located both east and west of Georgia  Highway
     400. Currently, only the land which is located east of Georgia Highway 400 is being developed, but planning and infrastructure work has begun for additional development on the west side property. This land surrounds North Point Mall, a 1.3 million square foot regional mall on a 100 acre site which the Company sold in 1988.
(4)  Joint venture partner is an affiliate of the entity shown.
(5) Temco Associates has an option through March 2006, with no carrying costs, to acquire the fee simple interest in approximately 11,300 acres in Paulding County, Georgia (northwest of Atlanta, Georgia). The partnership also has an option to acquire a timber rights interest only in approximately 22,000 acres. The options may be exercised in whole or in part over the option period. Temco Associates has engaged in certain sales of land as to which it simultaneously exercised its purchase option. During 1996, approximately 375 acres of the option related to the fee simple interest was exercised and simultaneously sold for gross profits of $1,427,000. None of the option was exercised in 1995 or 1997.

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

Wildwood Office Park
--------------------

         Wildwood Office Park is a 289 acre Class A commercial development in suburban Atlanta master planned by I.M. Pei, including 8 office buildings containing 2,436,000 rentable square feet. The property is zoned for office, institutional and commercial use. Approximately 109 acres in the park are owned by, or committed to be contributed to, Wildwood Associates (see below), including  approximately  36 acres  of land  held for  future  development.  The
Company owns 100% of the 147 acre balance of the land available for future development.
         Located in Atlanta's northwest commercial district, just north of the Interstate 285/Interstate 75 intersection, Wildwood features convenient access to all of Atlanta's major office, commercial and residential districts. The Wildwood complex overlooks the Chattahoochee River and borders 1,200 acres of national forest, thus providing an urban office facility in a forest setting.
         Wildwood Associates. Wildwood Associates is a joint venture formed in 1985 between the Company and IBM. The Company and IBM each have a 50% interest in Wildwood Associates. At December 31, 1997, the Company's investment in Wildwood Associates and a related partnership, which included the cost of the land the Company is committed to contribute to Wildwood Associates, was reduced to a negative investment of approximately $12.6 million due to partnership distributions in excess of net income made during 1997 and prior years.
         Wildwood  Associates  owns the 3200 Windy Hill Road  Building  (685,000 rentable square feet), the 2300 Windy Ridge Parkway Building (634,000 rentable square feet), the 2500 Windy Ridge Parkway Building (313,000 rentable square feet), the 4100 and 4300 Wildwood  Parkway  Buildings  (250,000  rentable square feet in total) and the 4200 Wildwood Parkway Building  (260,000  rentable square feet). At March 15, 1998, these buildings were 98%, 98%, 98%, 100% and 100% leased, respectively. Wildwood Associates also owns 15 acres leased to two banking facilities and five restaurants.
         On March 20, 1997, Wildwood Associates completed the $30 million financing of the 4100 and 4300 Wildwood Parkway Buildings (see Note 4). In conjunction with this financing and a portion of the $70 million financing of the 3200 Windy Hill Road Building completed in December 1996, during the first quarter of 1997, Wildwood Associates made non-operating cash distributions of $12.5 million to each partner and paid the entire calendar year 1997 operating distribution of $4.5 million to each partner.
         Wildwood Associates has a $10 million bank line of credit (the Company severally guarantees one-half) under which $0 was drawn as of December 31,1997.
         Other Buildings in Wildwood Office Park. Wildwood Office Park also contains the 3301 Windy Ridge Parkway Building, a 106,000 rentable square foot office building located on approximately 10 acres which is wholly owned by the Company. Commencing January 1994, a single tenant leased the building for a term of ten years. The lease was initially for 60% of the building with options permitting the tenant to expand its occupancy to the remainder of the building over the next several years. The first such option for an additional 10% of the space was exercised in the fourth quarter of 1994, the second option for another 10% of the space was exercised effective December 15, 1996, and the remainder of the option was exercised during 1997, bringing the building to 100% leased as of March 15, 1998.
         In addition, the 3100 Windy Hill Road Building, a 188,000 rentable square foot corporate training facility occupies a 13-acre parcel of land which is wholly owned by the Company. The training facility improvements were sold in 1983 to a limited partnership of private investors, at which time the Company received a leasehold mortgage note. The training facility land was simultaneously leased to the partnership for thirty years, along with certain equipment for varying periods. The training facility had been leased by the partnership to IBM through November 30, 1998.
         Effective January 1, 1997, the IBM lease was extended eight years beyond its previous expiration, to November 30, 2006. Based on the economics of the lease which are discussed in Note 3, the Company will receive substantially all of the economic risks and rewards from the property through the term of the IBM lease. In addition, the Company will receive substantially all of the future economic risks and rewards from the property beyond the IBM lease because of the short term remaining on the land lease (7 years) and the large mortgage note balance ($25.9 million) that would have to be paid off, with interest, in that 7 year period before the limited partnership would receive any significant benefit. Therefore, effective January 1, 1997, the $17,005,000 balance of the mortgage note and land was reclassified to Operating Properties, and 1997 revenues and expenses (including depreciation) have been recorded as if the building were owned by the Company.

North Point
-----------
         North Point is a mixed-use commercial development located in north central suburban Atlanta, Georgia off of Georgia Highway 400, a six lane state highway that runs from downtown Atlanta to the northern Atlanta suburbs. The Company owns approximately 152 and 221 acres located on the east and west sides of Georgia Highway 400, respectively. Currently, only the land which is located east of Georgia Highway 400 is being developed, but planning and infrastructure work has begun for additional development on the west side property. This land surrounds North Point Mall, a 1.3 million square foot regional mall on a 100 acre site which the Company sold in 1988. The following describes the various components of North Point.
         North Point MarketCenter and Mansell Crossing Phase II. North Point MarketCenter, which is 100% leased as of March 15, 1998, is a 514,000 square foot retail power center (of which 398,000 square feet are owned by Cousins) located adjacent to North Point Mall. Mansell Crossing Phase II, which is 100% leased as of March 15, 1998, is an approximately 103,000 square foot expansion of an existing retail power center, previously developed by the Company for a third party. These two centers are located on 49 (Company owned) and 13 acres of land, respectively, at North Point.
         North Point Center East. The Company owns three office buildings located adjacent to North Point Mall and the Company's retail properties. 100 North Point Center East and 200 North Point Center East, which were completed in 1995 and 1996, are 128,000 and 129,000 rentable square feet, respectively. Construction commenced in December 1996 on the third office building, 333 North Point Center East, a 129,000 square foot office building, adjacent to 100 and 200 North Point Center East. These three office buildings are located on 25 acres of land at North Point and are 100%, 100% and 41% leased, respectively, as of March 15, 1998.
         Other North Point Property. Approximately 24 acres of the North Point land are ground leased in 1 to 5 acre sites to freestanding users. These 24 acres were 100% leased as of March 15, 1998.
         The remaining approximately 262 developable acres at North Point are 100% owned by the Company. Approximately 41 acres of this land are located on the east side of Georgia Highway 400 and are zoned for mixed-use development including retail and office space. Approximately 221 acres of the land are located on the west side of Georgia Highway 400 and are zoned for office, institutional and light industrial use.

Other Office Properties
-----------------------
         NationsBank Plaza. NationsBank Plaza is a Class A, 55-story, 1.3 million rentable square foot office tower designed by Kevin Roche and is located on approximately 4 acres of land between the midtown and downtown districts of Atlanta, Georgia. The building, which was completed in 1992, was approximately 95% leased as of March 15, 1998. An affiliate of NationsBank leases 46% of the rentable square feet. NationsBank Plaza was developed by CSC, a joint venture formed by the Company and a wholly owned subsidiary of NationsBank, each as 50% partners.
         CSC's net income or loss and cash distributions are allocated to the partners based on their percentage interests (50% each). At December 31, 1997, the Company's investment in CSC was approximately $99,513,000.
         Cousins LORET Venture, L.L.C. Effective July 31, 1997, Cousins LORET Venture, L.L.C. ("the Venture") was formed between the Company and LORET Holdings, L.L.L.P. ("LORET"), each as 50% members. LORET contributed Two Live Oak Center, a 278,000 rentable square foot office building located in Atlanta, Georgia, which was recently renovated and is in the process of being leased up. Two Live Oak Center became partially operational for financial reporting purposes in October 1997 and was 88% leased as of March 15, 1998. LORET also contributed an adjacent 4 acre site on which construction commenced in August 1997 on The Pinnacle, a 424,000 rentable square foot office building which was 33% leased as of March 15, 1998. Two Live Oak Center was contributed subject to a 7.90% $30 million non-recourse ten year mortgage note payable (see Note 4). The Company is obligated to contribute $25 million of cash to the Venture to match the value of LORET's agreed-upon equity, which cash is to be contributed as needed for the development of The Pinnacle. As of December 31, 1997, the Company had contributed $8.5 million of its $25 million obligation. The Pinnacle is expected to be completed at the end of 1998 at a cost of approximately $86 million.
         In November 1997, Cousins LORET Venture, L.L.C. received a commitment for the financing of The Pinnacle office building which is expected to close in the second quarter of 1998 and will be drawn down as needed with the full amount funded by December 1998. The $70 million non-recourse mortgage note payable has an interest rate of 7.11% and term of twelve years.
         First Union Tower. First Union Tower is a Class A office building containing approximately 319,000 rentable square feet. The property is located on approximately one acre of land in downtown Greensboro, North Carolina. First Union Tower opened in the first quarter of 1990 and as of March 15, 1998 was approximately 93% leased.
         615 Peachtree Street. In August 1996, the Company acquired 615 Peachtree Street, a 147,000 rentable square foot 12-story downtown Atlanta office building, located across from NationsBank Plaza. 615 Peachtree Street was 73% leased as of March 15, 1998.
         101 Independence Center. In December 1996, the Company acquired 101 Independence Center, a 522,000 rentable square foot office building (including an underground parking garage and an adjacent parking deck) located at the intersection of Trade and Tryon in the central business district of Charlotte, North Carolina. 101 Independence Center was 93% leased as of March 15, 1998.
         One Ninety One Peachtree Tower. One Ninety One Peachtree Tower is a 50-story, Class A office tower located in downtown Atlanta, Georgia that was completed in December 1990. One Ninety One Peachtree Tower, which contains 1.2 million rentable square feet, was designed by John Burgee Architects, with Phillip Johnson as design consultant.
         One Ninety One Peachtree Tower was developed on approximately 2 acres of land, of which approximately 1.5 acres is owned and approximately one-half acre under the parking facility is leased for a 99-year term expiring in 2087 with a 99-year renewal option. One Ninety One Peachtree Tower was approximately 93% leased at March 15, 1998.
         C-H Associates, Ltd. ("C-H Associates"), a partnership formed in 1988 between CREC (49%), Hines Peachtree Associates Limited Partnership (49%) and Peachtree Palace Hotel, Ltd. (2%), owns a 20% interest in the partnership that owns One Ninety One Peachtree Tower. C-H Associates' 20% ownership of One Ninety One Peachtree Tower results in an effective 9.8% ownership interest by CREC, subject to a preference in favor of the majority partner, in the One Ninety One Peachtree Tower project. The balance of the One Ninety One Peachtree Tower project is owned by DIHC Peachtree Associates, which was an affiliate of Dutch Institutional Holding Company, but was acquired by Cornerstone Properties, Inc. in October 1997.
         Through C-H Associates, CREC received 50% of the development fees from the One Ninety One Peachtree Tower project. In addition, CREC owns a 50% interest in two general partnerships which receive fees from leasing and managing the One Ninety One Peachtree Tower project.
         The One Ninety One Peachtree Tower project was funded substantially by debt until March 1993, at which time DIHC Peachtree Associates contributed equity in the amount of $145,000,000 which repaid approximately one-half of the debt. Subsequent to the equity contribution, C-H Associates is entitled to a priority distribution of $250,000 per year (of which the Company is entitled to receive $112,500) for seven years beginning in 1993. The equity contributed by DIHC Peachtree Associates is entitled to a preferred return at a rate increasing over the first 14 years from 5.5% to 11.5% (payable after the Company's priority return); at December 31, 1997, the cumulative undistributed preferred return was $15,281,555. After DIHC Peachtree Associates recovers its preferred return, the partners share in any operating cash flow distributions in accordance with their percentage interests. The project is subject to long-term debt of $145,000,000 at December 31, 1997. At December 31, 1997, the Company had a negative investment of $90,000 in the One Ninety One Peachtree Tower project.
         Ten Peachtree Place. Ten Peachtree Place is a 20-story, 259,000 rentable square foot Class A office building located in midtown Atlanta, Georgia. Completed in 1991, this structure was designed by Michael Graves and is currently 100% leased to Coca-Cola. Approximately four acres of adjacent land, currently used for surface parking, are available for future development.
         Ten Peachtree Place is owned by Ten Peachtree Place Associates, a general partnership between the Company (50%) and a wholly owned subsidiary of Coca-Cola (50%). The partnership acquired the property in 1991 for a nominal cash investment, subject to a ten-year purchase money note. This 8% purchase money note had an outstanding balance of $19.4 million at December 31, 1997. If the purchase money note is paid in accordance with its terms, it will amortize to approximately $15.3 million ($59 per rentable square foot) over the ten-year term of the Coca-Cola lease, at which time Coca-Cola is entitled to receive the preferred return described below, and the property may be sold, released, or returned to the lender under the purchase money note for $1.00 without penalty or any further liability to the Company for the indebtedness. At December 31, 1997, the Company had an investment in Ten Peachtree Place Associates of $44,000.
         The Company anticipates that Ten Peachtree Place Associates will generate approximately $400,000 per year of cash flows from operating activities net of note principal amortization during the ten-year lease. The partnership agreement generally provides that each of the partners is entitled to receive 50% of cash flows from operating activities net of note principal amortization (excluding any sale proceeds) for ten years, after which time the Company is entitled to 15% of cash flows (including any sale proceeds) and its partner is entitled to receive 85% of cash flows (including any sale proceeds), until the two partners have received a combined distribution of $15.3 million, after which time each partner is entitled to receive 50% of cash flows (including any sale proceeds).
         CC-JM II Associates. This joint venture was formed in 1994 between the Company and an affiliate of CarrAmerica Realty Corporation, each as 50% general partners, to develop and own a 224,000 square foot office building in suburban Washington, D.C. The building is 100% leased for 15 years to Booz-Allen & Hamilton, an international consulting firm, as a part of its corporate headquarters campus. Rent commenced on January 21, 1996.

Office Properties Under Development
-----------------------------------
         Grandview II. Cousins/Daniel, LLC was formed in 1997 between Cousins, Inc. (a wholly owned subsidiary of Cousins) and Daniel Realty Company ("Daniel"). The purpose of this venture is to develop certain projects proposed by Daniel and selected by Cousins. Daniel's economic rights are limited to development fees, leasing fees, management fees and certain incentive interests. These incentive interests include a residual interest in the cash flow and a residual interest in capital proceeds. All projects undertaken within the venture are pooled for purposes of calculating the aforementioned residuals. This venture is treated as a consolidated entity in the Company's financial statements.
         In April 1997, Cousins/Daniel, LLC purchased the land on which construction commenced on Grandview II, the first project developed and owned by Cousins/Daniel, LLC which is a 150,000 rentable square foot office building in Birmingham, Alabama. Grandview II is expected to be completed during the second quarter of 1998 at a cost of approximately $18 million and was 64% leased as of March 15, 1998.
         101 Second Street. Cousins/Myers Second Street Partners, L.L.C., a venture formed in 1997 between Cousins and Myers Second Street Company LLC ("Myers"), purchased .63 acres of undeveloped land in downtown San Francisco, California which is entitled for 101 Second Street, an approximately 381,000 rentable square foot office building. The venture is currently pursing predevelopment and investigative work to confirm the feasibility of developing this office building.
         Pursuant to the Operating Agreement, Cousins funded substantially all of the purchase price of the land through its initial capital contribution of $11,101,500. Myers' initial capital contribution was $603,304 which included $500,000 of earnest money toward the purchase of the land. Cousins and Myers are each obligated to fund additional capital contributions of $450,000. Thereafter, Cousins is obligated to fund 30% of the total budgeted costs of the project, with the remaining 70% obtained either from Cousins, if it so elects, or with project financing. Myers' economic rights are limited to development fees and certain incentive interests, which include a residual interest in the cash flow and a residual interest in capital proceeds. This venture is treated as a consolidated entity in the Company's financial statements.
         Carlyle I. Subsequent to year-end, in January 1998, the Company purchased the land for, and commenced construction on Carlyle I, an approximately 150,000 rentable square foot office building in Alexandria, Virginia. Carlyle I is expected to be completed during the second quarter of 1999 at a cost of approximately $30 million and was 58% leased as of March 15, 1998.

Other Retail Properties
-----------------------
         Haywood Mall. Haywood Mall is an enclosed regional shopping center located 5 miles southeast of downtown Greenville, South Carolina, which was developed and opened in 1980, and is owned by the Company and Bellwether Properties of South Carolina, L.P. ("Bellwether"), an affiliate of Corporate Properties Investors. The mall has 1,256,000 gross leaseable square feet ("GLA") of which approximately 330,000 GLA is owned. The balance of the mall is owned by the mall's five major department stores. The portion of Haywood Mall owned by the Company and Bellwether was developed on approximately 21 acres of land, of which  approximately  18 acres is owned and  approximately  3 acres (of  parking area) is leased under a ground lease expiring in 2017, with five 10-year renewal options. The portion of Haywood Mall owned by the Company and Bellwether was approximately 84% leased as of March 15, 1998.
         The Company has a 50% interest in Haywood Mall. At December 31, 1997, the Company's investment was $20,626,000.
         Other  Fully  Operational  Retail   Properties.   In  addition  to  the
aforementioned  North  Point  MarketCenter  and Mansell  Crossing  Phase II, the
Company owns five other retail centers which were fully operational for financial reporting purposes as of December 31, 1997. Perimeter Expo is a 291,000 square foot retail power center (of which the Company owns 171,000 square feet) which is located in Atlanta, Georgia and was 99% leased (Company owned) as of March 15, 1998. Presidential MarketCenter is a 478,000 square foot retail power center (of which the Company owns 361,000 square feet) which is located in suburban Atlanta, Georgia and was 99% leased (Company owned) as of March 15, 1998. Greenbrier MarketCenter is a 478,000 square foot retail power center which is located in Chesapeake, Virginia and was 100% leased as of March 15, 1998. Colonial Plaza MarketCenter is a 493,000 square foot retail power center which is located in Orlando, Florida and was 91% leased as of March 15, 1998. Los Altos MarketCenter is a 258,000 square foot retail power center (of which the Company owns 157,000 square feet) which is located in Long Beach, California and was 100% leased as of March 15, 1998.
         Retail Properties Under Development. The Company owns two retail centers which were under construction as of December 31, 1997. Abbotts Bridge Station, an 83,000 square foot neighborhood retail center which is located in suburban Atlanta, was completed in early 1998 and was 95% leased as of March 15, 1998. In August 1997, the Company purchased the land for and commenced construction on Laguna Niguel Promenade, an approximately 153,000 square foot retail center in Laguna Niguel, California and is expected to be completed in mid 1998 at a total cost of approximately $19.5 million. Laguna Niguel Promenade was 75% leased as of March 15, 1998.
         Subsequent to year-end, in February 1998, the Company purchased The Shops at Palos Verdes, located in Rolling Hills Estates, California, in the greater Los Angeles metropolitan area. This 355,000 square foot center includes existing retail space and a parking deck. The Company plans to reposition and remerchandise the project into an approximately 380,000 square foot open-air, high-end specialty center.
         Retail Properties Sold. On July 1, 1997, CREC sold Rivermont Station and Lovejoy Station, two Atlanta neighborhood retail centers with 90,000 and 77,000 square feet, respectively, for $20.1 million, which was approximately $4.0 million over the cost of the centers. Including depreciation recapture of approximately $.5 million and net of an income tax provision of approximately $1.5 million, the net gain on the sale was approximately $3.0 million.

Medical Office Properties
-------------------------
         In August 1997, Presbyterian Medical Plaza at University, a 69,000 rentable square foot medical office building located in Charlotte, North Carolina, became partially operational for financial reporting purposes and was 100% leased as of March 15, 1998. In September 1997, the Company commenced construction on Meridian Mark Plaza, a 159,000 rentable square foot medical office building located in Atlanta, Georgia. Meridian Mark Plaza is expected to be completed during the third quarter of 1998 at a total cost of approximately $27 million and was 66% leased as of March 15, 1998.

Residential  Lots Under Development
-----------------------------------
         As of December 31, 1997, CREC owned the following parcels of land which are being developed into residential communities ($ in thousands):

                                                      Estimated
                                                     Total Lots                                          Purchase
                                        Initial        on Land                                             Money
                                         Year         Currently       Lots       Remaining    Carrying     Debt
            Description                Acquired       Owned (1)   Sold to Date     Lots        Value     Balances
            -----------                --------       ---------   -------------------------- ---------   --------

         Brown's Farm                    1993             219        133             86       $ 2,426     $    0
           West Cobb County
           Suburban Atlanta, GA
         Apalachee River Club            1994             186         90             96         2,974          0
           Gwinnett County
           Suburban Atlanta, GA
         Echo Mill                       1994             543        197            346         4,585          0
           West Cobb County
           Suburban Atlanta, GA
         Barrett Downs                   1994             145         77             68         1,603          0
           Forsyth County
           Suburban Atlanta, GA
         Bradshaw Farm                   1994             512        252            260         2,322          0
           Cherokee County
           Suburban Atlanta, GA
         Alcovy Woods
           Gwinnett County
           Suburban Atlanta, GA          1996             121         37             84         1,032        568
                                                        -----        ---            ---       -------     ------

              Total                                     1,726        786            940       $14,942     $  568
                                                        =====        ===            ===       =======     ======

         (1) Includes lots sold to date. Additional lots may be developed on adjacent land on which CREC holds purchase options.

Land Held for Investment and Future Development
-----------------------------------------------
         In addition to the various land parcels located adjacent to operating properties or projects under construction discussed above, the Company owns the following significant land holdings either directly or indirectly through joint venture arrangements. The Company intends to convert its land holdings to income-producing usage or to sell portions of land holdings as opportunities present themselves over time.
         Temco Associates. Temco Associates was formed in March 1991 as a partnership between CREC (50%) and a subsidiary of Temple-Inland Inc. (50%). Temco Associates has an option through March 2006, with no carrying costs, to acquire the fee simple interest in approximately 11,300 acres in Paulding County, Georgia (northwest of Atlanta, Georgia). The partnership also has an option to acquire a timber rights interest only in approximately 22,000 acres. The options may be exercised in whole or in part over the option period and the option price of the fee simple land was $827 per acre at January 1, 1998, escalating at 6% on January 1 of each succeeding year during the term of the option. The Temco Associates property has the potential for future residential, industrial and commercial development. Temco Associates has to date sold parcels of land as to which it simultaneously exercised its purchase option. During 1996, approximately 375 acres of the option related to the fee simple interest was exercised and simultaneously sold for gross profits of $1,427,000.
None of the option was exercised in 1995 or 1997.

Other Real Property Investments
-------------------------------
         Omni Norfolk Hotel. Norfolk Hotel Associates ("NHA") was a general partnership formed in 1978 between the Company and an affiliate of Odyssey Partners, L.P. (an investment partnership), each as 50% partners, which held a mortgage note on and owned the land under the 442-room Omni International Hotel in downtown Norfolk, Virginia. In January 1992, NHA terminated the land lease and became the owner of the hotel and a long-term parking agreement with an adjacent building owner. In April 1993, the partnership sold the hotel, but retained its interest in the parking agreement. The partnership received a $8,325,000 mortgage note for a portion of the sales proceeds. In July 1994, NHA distributed to each partner a 50% interest in the parking agreement held by NHA, and in July 1996 the Company sold its 50% interest for $2 million, resulting in a profit to the Company of approximately $408,000 which is included in Gain on Sale of Investment Properties in the 1996 Consolidated Statement of Income.
         On February 14, 1997, the mortgage note receivable due to NHA with a balance of $8,325,000 was repaid in full. A portion of the proceeds from the repayment was used to pay off the partnership's lines of credit, with the balance of the partnership's assets ($2.2 million of cash for each partner) distributed to the partners in 1997. The partnership was dissolved in 1997.
         Dusseldorf Joint Venture. In 1992, Cousins entered into a joint venture agreement for the development of a 133,000 rentable square foot office building in Dusseldorf, Germany which is 34% leased to IBM. Cousins' venture partners are IBM and Multi Development Corporation International B.V. ("Multi"), a Dutch real estate development company. In December 1993, the building was presold to an affiliate of Deutsche Bank. CREC and Multi jointly developed the building. Due to the release of certain completion guarantees related to the building, approximately $2.6 million of development income was recognized in September 1995 ($931,000 of which had been deferred as of December 31, 1994). An additional $235,000 and $777,000 of development income was received and recognized in 1997 and 1996, respectively.
         Kennesaw Crossings. The Company owns Kennesaw Crossings, a 116,000 square foot shopping center in suburban Atlanta, Georgia. The center was constructed in 1974 on 14 acres of land leased from an unrelated party through 2068. The Company's net carrying value in Kennesaw Crossings as of December 31, 1997 was $908,000.
         Air Rights Near the CNN Center. The Company owns a leasehold interest in the air rights over the approximately 365,000 square foot CNN Center parking facility in Atlanta, Georgia, adjoining the headquarters of Turner Broadcasting System, Inc. and Cable News Network. The air rights are developable for additional parking or office use. The Company's net carrying value of this property is $0.

Supplemental Financial and Leasing Information
----------------------------------------------
         Depreciation and amortization expense include the following components for the years ended December 31, 1997 and 1996 ($ in thousands):

                                              1997                                        1996
                            -------------------------------------      --------------------------------------
                                             Share of                                    Share of
                                          Unconsolidated                              Unconsolidated
                            Consolidated  Joint Ventures    Total      Consolidated  Joint Ventures     Total
                            ------------  --------------    -----      ------------  --------------     -----

Furniture, fixtures and
   equipment                  $    435      $      7       $   442        $  306        $     40       $   346
Deferred financing costs            --            10            10            --              16            16
Goodwill and related business
   acquisition costs               486            35           521           363              44           407
Real estate related:
   Building (including tenant
     first generation)          12,351         9,056        21,407         6,336           8,958        15,294
   Tenant second generation        774         1,243         2,017           214             979         1,193
                              --------      --------       -------        ------        --------       -------

                              $ 14,046      $ 10,351       $24,397        $7,219        $ 10,037       $17,256
                              ========      ========       =======        ======        ========       =======


         Exclusive of new developments and purchases of furniture, fixtures and equipment, the Company had the following capital expenditures for the years ended December 31, 1997 and 1996, including its share of unconsolidated joint ventures ($ in thousands):

                                                     1997                                   1996
                                        ------------------------------        --------------------------------
                                        Office      Retail       Total        Office       Retail        Total
                                        ------      ------       -----        ------       ------        -----

     Second generation related costs    $  978       $  --      $  978        $1,892       $  --       $1,892
     Building improvements                  14          --          14             3          --            3
                                        ------       -----      ------        ------       -----       ------

         Total                          $  992       $  --      $  992        $1,895       $  --       $1,895
                                        ======       =====      ======        ======       =====       ======

Item 3.           Legal Proceedings
-----------------------------------
         No material legal proceedings are presently pending by or against the Company.

Item 4.     Submission of Matters to a Vote of Security Holders
---------------------------------------------------------------

         No matter was submitted to a vote of security holders during the fourth quarter of the Registrant's fiscal year ended December 31, 1997.
Item X.     Executive Officers of the Registrant

         The Executive Officers of the Registrant as of the date hereof are as follows:

                  Name             Age                  Office Held
                  ----             ---                  -----------

         Thomas G. Cousins         66      Chairman of the Board of Directors
                                             and Chief Executive Officer
         Daniel M. DuPree          51      President and Chief Operating Officer
         Kelly H. Barrett          33      Senior Vice President - Finance
         George J. Berry           60      Senior Vice President
         Tom G. Charlesworth       48      Senior Vice President, Secretary and
                                             General Counsel
         Craig B. Jones            47      Senior Vice President
         Joel T. Murphy            39      Senior Vice President and President
                                             of the Retail Division (Cousins
                                             MarketCenters, Inc.)
         John L. Murphy            52      Senior Vice President
         W. James Overton          51      Senior Vice President - Development
         Lea Richmond III          50      Senior Vice President and President
                                             of the Medical Office Division
                                             (Cousins/Richmond)
         Peter A. Tartikoff        56      Senior Vice President and Chief
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

     Ms. Barrett joined the Company in October 1992 as Vice President and Controller and became Senior Vice President - Finance of the Company in August 1997. Prior to that she was employed by Arthur Andersen LLP as an Audit Manager.

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

     Mr. Tartikoff has been Senior Vice President and Chief Financial Officer of the Company since February 1986.

                                     PART II
                                     -------

Item 5. Market for Registrant's Common Stock and Related Security Holder Matters
--------------------------------------------------------------------------------

     The information concerning the market prices for the Registrant's common stock and related stockholder matters appearing under the caption "Market and Dividend Information" on page 47 of the Registrant's 1997 Annual Report to Stockholders is incorporated herein by reference.

Item 6. Selected  Financial Data
--------------------------------

     The information  appearing under the caption "Five Year Summary of Selected
Financial  Data"  on  page  39  of  the  Registrant's   1997  Annual  Report  to
Stockholders is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
        Results of Operations
        ---------------------

     Management's Discussion and Analysis of Financial Condition and Results of Operations which appears on pages 40 through 46 of the Registrant's 1997 Annual Report to Stockholders is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

     The Consolidated Financial Statements and Notes to Consolidated Financial Statements of the Registrant and Report of Independent Public Accountants which appear on pages 21 through 39 of the Registrant's 1997 Annual Report to Stockholders are incorporated herein by reference.

     The information appearing under the caption "Selected Quarterly Financial Information (Unaudited)" on page 48 of the Registrant's 1997 Annual Report to Stockholders is incorporated herein by reference.

     Other financial statements and financial statement schedules required under Regulation S-X are filed pursuant to Item 14 of Part IV of this report.

Item 9.  Changes in and  Disagreements  with  Accountants  on  Accounting  and
-------------------------------------------------------------------------------
         Financial Disclosure
         --------------------

     Not applicable.

                                    PART III

Item 10.    Directors and Executive Officers of the Registrant
--------------------------------------------------------------

     The information concerning the Directors and Executive Officers of the Registrant that is required by this Item 10, except that which is presented in
Item X in Part I above, is included under the captions "Directors and Executive Officers of the Company" on pages 2 through 5 and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" on page 13 of the Proxy Statement dated March 27, 1998 relating to the 1997 Annual Meeting of the Registrant's Stockholders, and is incorporated herein by reference.

Item 11.    Executive Compensation
----------------------------------

     The information appearing under the caption "Executive Compensation" on pages 7 through 9 and "Compensation of Directors" on page 13 of the Proxy Statement dated March 27, 1998 relating to the 1997 Annual Meeting of the Registrant's Stockholders is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management
--------------------------------------------------------------------------

     The information concerning security ownership of certain beneficial owners and management required by this Item 12 is included under the captions "Directors and Executive Officers of the Company" on pages 2 through 6 and "Principal Stockholders" on pages 23 and 24 of the Proxy Statement dated March 27, 1998 relating to the 1997 Annual Meeting of the Registrant's Stockholders, and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions
----------------------------------------------------------

     The information concerning certain transactions required by this Item
13 is included under the caption "Certain Transactions" on pages 13 and 14 of the Proxy Statement dated March 27, 1998 relating to the 1997 Annual Meeting of the Registrant's Stockholders, and is incorporated herein by reference.

                                     PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K
----------------------------------------------------------------------------

(a)     1.    Financial Statements
        --------------------------
              A.    The  following  Consolidated  Financial  Statements  of  the
                    Registrant, together with the applicable Report of Independent Public Accountants, are contained on pages 21 through 39 of the Registrant's 1997 Annual Report to Stockholders and are incorporated herein by reference:

                                                                                                     Page Number
                                                                                                  in Annual Report
                                                                                                  ----------------

                    Consolidated Balance Sheets - December 31, 1997
                        and 1996                                                                          21
                    Consolidated Statements of Income for the Years Ended
                       December 31, 1997, 1996 and 1995                                                   22
                    Consolidated Statements of Stockholders' Investment for the
                       Years Ended December 31, 1997, 1996 and 1995                                       23
                    Consolidated Statements of Cash Flows for the Years Ended
                       December 31, 1997, 1996 and 1995                                                   24
                    Notes to Consolidated Financial Statements
                       December 31, 1997, 1996 and 1995                                                   25
                    Report of Independent Public Accountants                                              39

              B. The following Combined Financial Statements, together with the applicable Report of Independent Public Accountants, of Wildwood Associates and Green Valley Associates II, joint ventures of the Registrant meeting the criteria for significant subsidiaries under the rules and regulations of the Securities and Exchange Commission, are filed as a part of this report.

                                                                                                     Page Number
                                                                                                    in Form l0-K
                                                                                                    ------------

                    Report of Independent Public Accountants                                              F-1
                    Combined Balance Sheets - December 31, 1997 and 1996                                  F-2
                    Combined Statements of Income for the Years
                       Ended December 31, 1997, 1996 and 1995                                             F-3
                    Combined Statements of Partners' Capital for the Years
                       Ended December 31, 1997, 1996 and 1995                                             F-4
                    Combined Statements of Cash Flows for the Years Ended
                       December 31, 1997, 1996 and 1995                                                   F-5
                    Notes to Combined Financial Statements
                       December 31, 1997, 1996 and 1995                                               F-6 through
                                                                                                         F-11

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

                                                                                                     Page Number
                                                                                                    in Form l0-K
                                                                                                    ------------
                    Report of Independent Auditors                                                        G-1
                    Balance Sheets - December 31, 1997 and 1996                                           G-2
                    Statements of Operations for the Years Ended
                       December 31, 1997, 1996 and 1995                                                   G-3
                    Statements of Partners' Capital for the Years Ended
                       December 31, 1997, 1996 and 1995                                                   G-4
                    Statements of Cash Flows for the Years Ended
                       December 31, 1997, 1996 and 1995                                                   G-5
                    Notes to Financial Statements                                                     G-6 through
                       December 31, 1997, 1996 and 1995                                                   G-9


        2.    Financial Statement Schedules
        -----------------------------------

              The following financial statement schedules, together with the applicable report of independent public accountants are filed as a part of this report.

                                                                                                     Page Number
                                                                                                    in Form l0-K
                                                                                                    ------------

                    A.     Cousins Properties Incorporated and Consolidated Entities:
                               Report of Independent Public Accountants on Schedule                       S-7
                               Schedule III- Real Estate and Accumulated
                                    Depreciation - December 31, 1997                                  S-8 through
                                                                                                         S-12

                    B.     Wildwood Associates and Green Valley Associates II
                               Schedule III - Real Estate and Accumulated
                               Depreciation - December 31, 1997                                          F-12

                    C.     CSC Associates, L.P.
                               Schedule III- Real Estate and Accumulated
                               Depreciation - December 31, 1997                                          G-10

NOTE: Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

Item 14.    Continued
---------------------

        3.    Exhibits
        --------------

              3(a)(i) Articles of Incorporation of Registrant, as approved by the Stockholders on April 29, 1997, filed as Exhibit B to the Registrant's Proxy Statement dated April 29, 1997, and incorporated herein by reference.

              3(b)           By-laws  of   Registrant,   as   approved   by  the
                             Stockholders on April 30, 1990, and as further amended by the Stockholders on April 29, 1993, filed as Exhibit 4(b) to the Registrant's Form S-3 dated September 28, 1993, and incorporated herein by reference.

              4(a) Dividend Reinvestment Plan as restated as of March 27, 1995, filed in the Registrant's Form S-3 dated March 27, 1995, and incorporated herein by reference.

              10(a)(i) Cousins Properties Incorporated 1989 Stock Option Plan, as renamed the 1995 Stock Incentive Plan and approved by the Stockholders on May 6, 1996, filed as Exhibit A to the Registrant's Proxy Statement dated May 6, 1996, and incorporated herein by reference.

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

              10(d) Cousins Properties Incorporated Stock Plan for Outside Directors, as approved by the Stockholders on April 29, 1997, filed as Exhibit B to the Registrant's Proxy Statement dated April 29, 1997, and incorporated herein by reference.

              11 Schedule showing computation of net income per share for each of the five years ended December 31, 1997.

              13 Annual Report to Stockholders for the year ended December 31, 1997.

              21             Subsidiaries of the Registrant.

              23(a) Consent of Independent Public Accountants (Arthur Andersen LLP).

              23(b)          Consent of Independent Auditors
                               (Ernst & Young LLP).

              27             Financial Data Schedule.

        (b)   Reports on Form 8-K.
        --------------------------

              On December 12, 1997, the Registrant filed a current report on Form 8-K to file the Underwriting Agreement, dated December 10, 1997, among the Registrant and the Underwriters named therein.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Cousins Properties Incorporated
                                   (Registrant)

Dated: March 20, 1998



                                   BY:    /s/ Kelly H. Barret
                                          -------------------------------------
                                          Kelly H. Barrett
                                          Senior Vice President - Finance
                                          (Authorized Officer)
                                          (Principal Accounting Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature                            Capacity                           Date
---------                            --------                           ----
Principal Executive Officer:
                                 Chairman of the Board,          March 20, 1998
                                   Chief Executive Officer
/s/ T.G. Cousins                   and Director
----------------------------
       T. G. Cousins

Principal Financial Officer:

                                 Senior Vice President and       March 20, 1998
/s/ Peter A. Tartikoff             Chief Financial Officer
----------------------------
    Peter A. Tartikoff

Additional Directors:


/s/ Richard W. Courts            Director                        March 20, 1998
----------------------------
   Richard W. Courts, II


/s/ Boone A. Knox                Director                        March 20, 1998
----------------------------
     Boone A. Knox


/s/ William Porter Payne         Director                        March 20, 1998
----------------------------
    William Porter Payne






              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE







To the Stockholders of Cousins Properties Incorporated:

         We have audited in accordance with generally accepted auditing standards, the financial statements included in the Cousins Properties Incorporated annual report to stockholders incorporated by reference in this Form l0-K, and have issued our report thereon dated February 16, 1998. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14, Part (a)2.A. is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                                              ARTHUR ANDERSEN LLP






Atlanta, Georgia
February 16, 1998


                                                                                                                     SCHEDULE III
                                                                                                                     (Page 1 of 5)
            COUSINS PROPERTIES INCORPORATED AND CONSOLIDATED ENTITIES
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1997
                                ($ in thousands)

     Column A                  Column B         Column C              Column D                       Column E
     --------                  --------         --------              --------                       --------
                                                                  Costs Capitalized            Gross Amount at Which
                                              Initial Cost           Subsequent                     Carried at
                                               to Company          to Acquisition                December 31, 1997
                                              ------------        -----------------     -----------------------------------


                                                                            Carrying
                                                                              Costs
                                                    Buildings               Less Cost       Land        Buildings
                                                       and       Improve-   of Sales      and Land         and       Total
Description                  Encumbrances  Land   Improvements     ments    and Other   Improvements  Improvements  (a),(b)
-----------                  ------------  ----   ------------   --------   ---------   ------------  ------------  -------
LAND HELD FOR INVESTMENT OR FUTURE DEVELOPMENT
----------------------------------------------
   101 Second Street -
     San Francisco, CA       $      --   $  11,698   $    --    $     --   $     --      $ 11,698       $    --    $ 11,698
   Wildwood - Atlanta, GA           --      11,156        --       4,737     (8,888)        7,005            --       7,005
   North Point Property -
     Fulton Co., GA                 --      10,294        --      12,213    (16,942)        5,565            --       5,565
   Midtown - Atlanta, GA            --       2,949        --          56     (1,607)        1,398            --       1,398
   McMurray - Cobb Co., GA.         --       1,015        --         172     (1,092)           95            --          95
   Lawrenceville -
     Gwinnett Co., GA               --       5,543        --         365     (5,044)          864            --         864
   Colonial Plaza MarketCenter -
     Orlando, FL                    --       1,649        --         286     (1,218)          717            --         717
   Greenbrier MarketCenter
     Outparcels -
     Chesapeake, VA                 --       3,191        --         201     (2,985)          407            --         407
   Lovejoy Station Outparcels -
     Clayton Co., GA                --         575        --          --       (376)          199            --         199
                              ---------------------------------------------------------------------------------------------
                                    --      48,070        --      18,030    (38,152)       27,948            --      27,948
                              ---------------------------------------------------------------------------------------------


     Column A                            Column F    Column G     Column H      Column I
     --------                            --------    --------     --------      --------




                                                                         Life on
                                                                        Which De-
                                                                        preciation
                                   Accumu-                               In 1997
                                    lated     Date of                    Income
                                   Deprecia-  Construc-      Date        Statement
Description                        tion (a)     tion       Acquired     Is Computed
-----------                        ---------  ---------    --------     -----------
LAND HELD FOR INVESTMENT OR FUTURE DEVELOPMENT
----------------------------------------------
   101 Second Street -
     San Francisco, CA             $    --       --          1997               --
   Wildwood - Atlanta, GA               --       --     1971-1982,1989          --
   North Point Property -
     Fulton Co., GA                     --       --        1970-1985            --
   Midtown - Atlanta, GA                --       --          1984               --
   McMurray - Cobb Co., GA.             --       --          1981               --
   Lawrenceville -
     Gwinnett Co., GA                   --       --          1994               --
   Colonial Plaza MarketCenter -
     Orlando, FL                        --       --          1995               --
   Greenbrier MarketCenter
     Outparcels -
     Chesapeake, VA                     --       --          1995               --
   Lovejoy Station Outparcels -
     Clayton Co., GA                    --       --          1995               --
                                   -------
                                        --
                                   -------


                                                                                                                     SCHEDULE III
                                                                                                                     (Page 2 of 5)
            COUSINS PROPERTIES INCORPORATED AND CONSOLIDATED ENTITIES
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1997
                                ($ in thousands)

     Column A                  Column B         Column C              Column D                       Column E
     --------                  --------         --------              --------                       --------
                                                                  Costs Capitalized            Gross Amount at Which
                                              Initial Cost           Subsequent                     Carried at
                                               to Company          to Acquisition                December 31, 1997
                                              ------------        -----------------     -----------------------------------


                                                                            Carrying
                                                                              Costs
                                                    Buildings               Less Cost       Land        Buildings
                                                       and       Improve-   of Sales      and Land         and       Total
Description                  Encumbrances  Land   Improvements     ments    and Other   Improvements  Improvements  (a),(b)
-----------                  ------------  ----   ------------   --------   ---------   ------------  ------------  -------
OPERATING PROPERTIES
--------------------
   First Union Tower -
     Greensboro, N.C.        $      --   $   1,394   $    --    $ 30,597   $  1,971      $  1,399       $32,563    $ 33,962
   Wildwood - 3301 Windy
     Ridge - Atlanta, GA            --          20        --       8,928      1,519         1,237         9,230      10,467
   Wildwood - 3100 Windy Hill
     Road - Atlanta, GA             --          --    17,005          --         --            --        17,005      17,005
   Kennesaw - Cobb Co., GA          --          --        --       2,351         --            --         2,351       2,351
   615 Peachtree Street -
     Atlanta, GA                    --       4,740     6,930          --         --         4,740         6,930      11,670
   100 North Point Center East -
     Fulton Co., GA             12,447         419        --      11,868        504           419        12,372      12,791
   200 North Point Center East -
     Fulton County, GA          12,446         419        --      10,705        363           419        11,068      11,487
   101 Independence Center -
     Charlotte, NC              48,928      11,096    62,419          --         --        11,096        62,419      73,515
   Perimeter Expo -
     Atlanta, GA                21,061       8,564        --      11,134         71         8,564        11,205      19,769
   North Point
     Stand Alone Retail Sites -
     Fulton Co., GA                 --       4,559        --         164       (981)        3,742            --       3,742
   North Point MarketCenter -
     Fulton Co., GA             29,068       8,500        --      17,997        506         8,500        18,503      27,003
   Presidential MarketCenter -
     Gwinnett Co., GA               --       3,956        --      18,949        817         3,956        19,766      23,722





     Column A                            Column F    Column G     Column H      Column I
     --------                            --------    --------     --------      --------




                                                                         Life on
                                                                        Which De-
                                                                        preciation
                                   Accumu-                               In 1997
                                    lated     Date of                    Income
                                   Deprecia-  Construc-      Date        Statement
Description                        tion (a)     tion       Acquired     Is Computed
-----------                        ---------  ---------    --------     -----------
OPERATING PROPERTIES
--------------------
   First Union Tower -
     Greensboro, N.C.             $11,065    1988-1990      1987         40 Years
   Wildwood - 3301 Windy
     Ridge - Atlanta, GA            3,908      1984         1984         30 Years
   Wildwood - 3100 Windy Hill
     Road - Atlanta, GA               680      1997         1997         25 Years
   Kennesaw - Cobb Co., GA          1,443      1974         1973         30 Years
   615 Peachtree Street -
     Atlanta, GA                      660       --          1996         15 Years
   100 North Point Center East -
     Fulton Co., GA                 1,197      1994         1994         40 Years
   200 North Point Center East -
     Fulton County, GA                720      1995         1995               --
   101 Independence Center -
     Charlotte, NC                  2,900       --          1996         25 Years
   Perimeter Expo -
     Atlanta, GA                    1,787      1993         1993         30 Years
   North Point
     Stand Alone Retail Sites -
     Fulton Co., GA                    75       --        1970-1985            --
   North Point MarketCenter -
     Fulton Co., GA                 3,073    1993-1994    1970-1985      30 Years
   Presidential MarketCenter -
     Gwinnett Co., GA               1,470    1993-1995      1993         30 Years

                                                                                                                     SCHEDULE III
                                                                                                                     (Page 3 of 5)
            COUSINS PROPERTIES INCORPORATED AND CONSOLIDATED ENTITIES
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1997
                                ($ in thousands)

     Column A                  Column B         Column C              Column D                       Column E
     --------                  --------         --------              --------                       --------
                                                                  Costs Capitalized            Gross Amount at Which
                                              Initial Cost           Subsequent                     Carried at
                                               to Company          to Acquisition                December 31, 1997
                                              ------------        -----------------     -----------------------------------


                                                                            Carrying
                                                                              Costs
                                                    Buildings               Less Cost       Land        Buildings
                                                       and       Improve-   of Sales      and Land         and       Total
Description                  Encumbrances  Land   Improvements     ments    and Other   Improvements  Improvements  (a),(b)
-----------                  ------------  ----   ------------   --------   ---------   ------------  ------------  -------
OPERATING PROPERTIES (Continued)
--------------------------------
   Mansell Crossing Phase II -
     Fulton Co., GA          $      --   $   3,272   $    --    $  5,171   $    470      $  3,272       $ 5,641    $  8,913
   Greenbrier MarketCenter -
     Chesapeake, VA                 --       5,500        --      26,441      1,584         5,500        28,025      33,525
   Colonial Plaza MarketCenter -
     Orlando, FL                    --       8,500        --      30,138      1,905         8,500        32,043      40,543
   Los Altos MarketCenter -
     Long Beach, CA                 --       4,900        --      16,178        580         4,900        16,758      21,658
   Miscellaneous                    --         398       145          77       (473)           --           147         147
                             ----------------------------------------------------------------------------------------------
                               123,950      66,237    86,499     190,698      8,836        66,244       286,026     352,270
                             ----------------------------------------------------------------------------------------------
PROJECTS UNDER CONSTRUCTION
---------------------------
   333 North Point Center East -
     Fulton County, GA       $      --   $     587   $    --    $  9,528   $    453      $    587       $ 9,981    $ 10,568
   Presbyterian Medical
     Plaza at University -
     Charlotte, NC                  --          --        --       6,923        189            --         7,112       7,112
   Abbotts Bridge Station -
     Fulton Co., GA                 --       2,856        --       7,477        449         2,856         7,926      10,782
   Laguna Niguel Promenade -
     Laguna Niguel, CA              --       5,578        --       3,342        208         5,578         3,550       9,128
   Meridian Mark Plaza -
     Atlanta, GA                    --       2,200        --       3,162        257         2,200         3,419       5,619
   Grandview II -
     Birmingham, AL                 --       2,010        --       8,844        337         2,010         9,181      11,191



     Column A                            Column F    Column G     Column H      Column I
     --------                            --------    --------     --------      --------




                                                                         Life on
                                                                        Which De-
                                                                        preciation
                                   Accumu-                               In 1997
                                    lated     Date of                    Income
                                   Deprecia-  Construc-      Date        Statement
Description                        tion (a)     tion       Acquired     Is Computed
-----------                        ---------  ---------    --------     -----------
OPERATING PROPERTIES (Continued)
--------------------------------
   Mansell Crossing Phase II -
     Fulton Co., GA                $   291      1995         1995         30 Years
   Greenbrier MarketCenter -
     Chesapeake, VA                  1,287      1995         1995         30 Years
   Colonial Plaza MarketCenter -
     Orlando, FL                     2,042      1995         1995               --
   Los Altos MarketCenter -
     Long Beach, CA                    658      1996         1996               --
   Miscellaneous                       113       --        1977-1984       Various
                                   -------
                                    33,369
                                   -------
PROJECTS UNDER CONSTRUCTION
---------------------------
   333 North Point Center East -
     Fulton County, GA             $    --      1996         1996               --
   Presbyterian Medical
     Plaza at University -
     Charlotte, NC                      --      1996         1996               --
   Abbotts Bridge Station -
     Fulton Co., GA                     --      1997         1997               --
   Laguna Niguel Promenade -
     Laguna Niguel, CA                  --      1997         1997               --
   Meridian Mark Plaza -
     Atlanta, GA                        --      1997         1997               --
   Grandview II -
     Birmingham, AL                     --      1997         1997               --



                                                                                                                     SCHEDULE III
                                                                                                                     (Page 4 of 5)
            COUSINS PROPERTIES INCORPORATED AND CONSOLIDATED ENTITIES
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1997
                                ($ in thousands)

     Column A                  Column B         Column C              Column D                       Column E
     --------                  --------         --------              --------                       --------
                                                                  Costs Capitalized            Gross Amount at Which
                                              Initial Cost           Subsequent                     Carried at
                                               to Company          to Acquisition                December 31, 1997
                                              ------------        -----------------     -----------------------------------


                                                                            Carrying
                                                                              Costs
                                                    Buildings               Less Cost       Land        Buildings
                                                       and       Improve-   of Sales      and Land         and       Total
Description                  Encumbrances  Land   Improvements     ments    and Other   Improvements  Improvements  (a),(b)
-----------                  ------------  ----   ------------   --------   ---------   ------------  ------------  -------
PROJECTS UNDER CONSTRUCTION (Continued)
---------------------------------------
   Other                     $      --   $     378   $    --    $     --   $     --      $    378       $     --   $    378
                             ----------------------------------------------------------------------------------------------
                                    --      13,609        --      39,276      1,893        13,609         41,169     54,778
                             ----------------------------------------------------------------------------------------------
RESIDENTIAL LOTS UNDER DEVELOPMENT
----------------------------------
   Brown's Farm -
     Cobb Co., GA                   --       3,154        --       4,549     (5,277)        2,426            --       2,426
   Apalachee River Club -
     Gwinnett Co., GA               --       1,820        --       3,613     (2,459)        2,974            --       2,974
   Echo Mill -
     Cobb Co., GA                   --       5,298        --       5,203     (5,916)        4,585            --       4,585
   Barrett Downs -
     Forsyth Co., GA                --       1,489        --       2,426     (2,312)        1,603            --       1,603
   Bradshaw Farm -
     Cherokee Co., GA               --       5,100        --       8,259    (11,037)        2,322            --       2,322
   Alcovy Woods -
     Gwinnett Co., GA              568       1,142        --         684       (794)        1,032            --       1,032
                             ----------------------------------------------------------------------------------------------
                                   568      18,003        --      24,734    (27,795)       14,942            --      14,942
                             ----------------------------------------------------------------------------------------------
                             $ 124,518   $ 145,919   $86,499    $272,738   $(55,218)     $122,743       $327,195   $449,938
                             ==============================================================================================



     Column A                            Column F    Column G     Column H      Column I
     --------                            --------    --------     --------      --------




                                                                         Life on
                                                                        Which De-
                                                                        preciation
                                   Accumu-                               In 1997
                                    lated     Date of                    Income
                                   Deprecia-  Construc-      Date        Statement
Description                        tion (a)     tion       Acquired     Is Computed
-----------                        ---------  ---------    --------     -----------
PROJECTS UNDER CONSTRUCTION (Continued)
---------------------------------------
   Other                           $    --       --          1996               --
                                   -------
                                        --
                                   -------

RESIDENTIAL LOTS UNDER DEVELOPMENT
----------------------------------
   Brown's Farm -
     Cobb Co., GA                       --    1993-1994    1993-1994            --
   Apalachee River Club -
     Gwinnett Co., GA                   --      1994         1994               --
   Echo Mill -
     Cobb Co., GA                       --      1994         1994               --
   Barrett Downs -
     Forsyth Co., GA                    --      1994         1994               --
   Bradshaw Farm -
     Cherokee Co., GA                   --      1994         1994               --
   Alcovy Woods -
     Gwinnett Co., GA                   --      1996         1996               --
                                   -------
                                        --
                                  --------
                                  $ 33,369
                                  ========


                                                                                                                     SCHEDULE III
                                                                                                                     (Page 5 of 5)

            COUSINS PROPERTIES INCORPORATED AND CONSOLIDATED ENTITIES
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1997
                                ($ in thousands)

NOTES:
      (a) Reconciliations of total real estate carrying value and accumulated depreciation for the three years ended December 31, 1997 are as follows:

                                                         Real Estate              Accumulated Depreciation
                                                         -----------              ------------------------
                                                  1997       1996       1995       1997     1996      1995
                                                  ----       ----       ----       ----     ----      ----
           Balance at beginning of period       $377,663   $235,344   $149,242   $20,339  $15,483   $12,112
              Additions during the period:
                Improvements and other
                  capitalized costs              100,714    181,682     97,036        --       --        --
                Provision for depreciation            --         --         --    13,030    5,571     3,371
                                                ------------------------------   --------------------------
                                                 100,714    181,682     97,036    13,030    5,571     3,371
                                                ------------------------------   --------------------------

              Deductions during the period:
              Cost of real estate sold           (28,439)   (39,363)   (10,934)       --     (715)       --
                                                ------------------------------   --------------------------
                                                 (28,439)   (39,363)   (10,934)       --     (715)       --
                                                ------------------------------   --------------------------
           Balance at close of period           $449,938   $377,663   $235,344   $33,369  $20,339   $15,483
                                                ==============================   ==========================

      (b) Initial cost for Kennesaw was previously adjusted to reflect a write-down of $1,430 to state the property at the then realizable value.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------


To the Partners of Wildwood Associates and Green Valley Associates II:
We have audited the accompanying combined balance sheets of WILDWOOD ASSOCIATES (a Georgia general partnership) and GREEN VALLEY ASSOCIATES II (a North Carolina general partnership) as of December 31, 1997 and 1996, and the related combined statements of income, partners' capital and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the management of the partnerships. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wildwood Associates and Green Valley Associates II as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                                             ARTHUR ANDERSEN LLP

Atlanta, Georgia
February 16, 1998



               WILDWOOD ASSOCIATES AND GREEN VALLEY ASSOCIATES II
               --------------------------------------------------
                             COMBINED BALANCE SHEETS
                             -----------------------
                           DECEMBER 31, 1997 AND 1996
                           --------------------------
                                ($ in thousands)

                                                              1997       1996
                                                            -------   --------
ASSETS
------
REAL ESTATE ASSETS:
-------------------
    Income producing properties, including land of
        $44,366 in 1997 and 1996 (Note 7)                   $271,227   $239,647
    Accumulated depreciation and amortization                (56,354)   (48,699)
                                                            -------------------
                                                             214,873    190,948
    Projects under construction                                   --     19,670
    Land committed to be contributed (Note 3)                  9,405      9,405
    Land and property predevelopment costs                    11,828     11,862
                                                            -------------------
           Total real estate assets                          236,106    231,885
                                                            -------------------
CASH AND CASH EQUIVALENTS                                      9,413     16,511
                                                            -------------------
OTHER ASSETS:
    Deferred expenses, net of accumulated amortization of
        $7,091 and $6,365 in 1997 and 1996, respectively       6,636      7,249
    Receivables (Note 6)                                      11,451     15,330
    Allowance for possible losses (Note 1)                    (2,550)    (2,550)
    Furniture, fixtures and equipment, net of accumulated
        depreciation of $364 and $1,153 in 1997 and 1996,
        respectively                                             733        456
    Other                                                         39         29
                                                            -------------------
                                                              16,309     20,514
                                                            -------------------
                                                            $261,828   $268,910
                                                            ===================
LIABILITIES AND PARTNERS' CAPITAL
---------------------------------

NOTES PAYABLE (Note 7)                                      $193,861   $166,490
RETAINAGE, ACCOUNTS PAYABLE AND
    ACCRUED LIABILITIES                                        7,503     11,762
                                                            -------------------
           Total liabilities                                 201,364    178,252
                                                            -------------------
PARTNERS' CAPITAL (Notes 3 and 4):
    International Business Machines Corporation               30,232     45,329
    Cousins Properties Incorporated                           30,232     45,329
                                                            -------------------
           Total partners' capital                            60,464     90,658
                                                            -------------------
                                                            $261,828   $268,910
                                                            ===================

The accompanying notes are an integral part of these combined balance sheets.



               WILDWOOD ASSOCIATES AND GREEN VALLEY ASSOCIATES II
               --------------------------------------------------
                          COMBINED STATEMENTS OF INCOME
                          -----------------------------
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
              ----------------------------------------------------
                                ($ in thousands)


                                                      1997     1996     1995
                                                    -------  -------  -------
REVENUES:
    Rental income and recovery of expenses
        charged directly to specific tenants        $38,507  $40,351  $37,589
    Interest                                            474       39       32
    Other                                               134      115      146
                                                    -------------------------
               Total revenues                        39,115   40,505   37,767
                                                    -------------------------
EXPENSES:
    Real estate taxes                                 3,471    3,579    3,032
    Maintenance and repairs                           2,791    2,622    2,207
    Utilities                                         2,031    2,182    1,965
    Management and personnel costs                    2,262    2,217    1,892
    Contract security                                 1,051    1,094      820
    Grounds maintenance                                 823      776      646
    Expenses charged directly to specific tenants       444      417      395
    Insurance                                            93       93       98
    Interest expense                                 12,972    9,712   11,478
    Depreciation and amortization                     8,798    8,372    8,353
    Predevelopment, marketing and other expenses        283      293      345
    Ground lease expense (Note 8)                        --      295      322
    Real estate taxes on undeveloped land (Note 3)      143      208      163
    General and administrative expenses                 147      155      167
                                                    -------------------------
           Total expenses                            35,309   32,015   31,883
                                                    -------------------------
NET INCOME                                          $ 3,806  $ 8,490  $ 5,884
                                                    =========================









The accompanying notes are an integral part of these combined statements.




               WILDWOOD ASSOCIATES AND GREEN VALLEY ASSOCIATES II
               --------------------------------------------------
                    COMBINED STATEMENTS OF PARTNERS' CAPITAL
                    ----------------------------------------
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
              ----------------------------------------------------
                                ($ in thousands)


                                    International
                                      Business         Cousins
                                      Machines        Properties
                                    Corporation      Incorporated      Total
                                    -----------      ------------      -----


BALANCE, December 31, 1994            $46,142          $46,142        $92,284


    Distributions                      (4,000)          (4,000)        (8,000)


    Net income                          2,942            2,942          5,884
                                      ---------------------------------------

BALANCE, December 31, 1995             45,084           45,084         90,168


    Distributions                      (4,000)          (4,000)        (8,000)


    Net income                          4,245            4,245          8,490
                                      ---------------------------------------

BALANCE, December 31, 1996            $45,329          $45,329        $90,658


    Distributions                     (17,000)         (17,000)       (34,000)


    Net income                          1,903            1,903          3,806
                                      ---------------------------------------

BALANCE, December 31, 1997            $30,232          $30,232        $60,464
                                      =======================================










The accompanying notes are an integral part of these combined statements.



               WILDWOOD ASSOCIATES AND GREEN VALLEY ASSOCIATES II
               --------------------------------------------------
                   COMBINED STATEMENTS OF CASH FLOWS (Note 9)
                   ------------------------------------------
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
              ----------------------------------------------------
                                ($ in thousands)
                                                      1997     1996      1995
                                                    -------  --------  --------


CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                      $ 3,806  $  8,490  $  5,884
    Adjustments to reconcile net income to net
        cash provided by operating activities:
           Depreciation and amortization              8,798     8,372     8,353
           Effect of recognizing rental revenues
               on a straight-line basis               3,311       421      (383)
           Change in tenant rental receivables          297      (562)      (38)
           Change in accounts payable and accrued
               liabilities related to operations       (423)    3,557    (1,004)
                                                    ---------------------------
Net cash provided by operating activities            15,789    20,278    12,812
                                                    ---------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Property acquisition and development
      expenditures                                  (15,501)  (34,871)   (4,940)
    Payment for deferred expenses, furniture,
        fixtures and equipment, and other assets       (757)   (2,978)   (2,123)
                                                    ---------------------------
Net cash used in investing activities               (16,258)  (37,849)   (7,063)
                                                    ---------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of notes payable                       (2,629)   (1,610)   (1,063)
    Repayment of long term financing                     --        --  (111,998)
    Proceeds from long term financing                30,000    70,000        --
    Proceeds from long term refinancing                  --        --    98,000
    Proceeds from line of credit                         --    75,733    31,212
    Repayments under line of credit                      --  (102,041)  (13,904)
    Partnership distributions                       (34,000)   (8,000)   (8,000)
                                                    ---------------------------
Net cash (used in) provided by financing
    activities                                       (6,629)    34,082   (5,753)
                                                    ---------------------------
NET (DECREASE) INCREASE IN CASH AND
    CASH EQUIVALENTS                                 (7,098)    16,511       (4)

CASH AND CASH EQUIVALENTS AT BEGINNING
    OF YEAR                                          16,511         --        4
                                                    ---------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR            $ 9,413   $ 16,511  $    --
                                                    ===========================

The accompanying notes are an integral part of these combined statements.

               WILDWOOD ASSOCIATES AND GREEN VALLEY ASSOCIATES II
                     NOTES TO COMBINED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995




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

Depreciation and Amortization:

         Real estate assets are stated at depreciated cost. Buildings are depreciated over 25 to 40 years. Furniture, fixtures, and equipment are depreciated over 3 to 5 years. Leasehold improvements and tenant improvements are amortized over the life of the leases or useful life of the assets, whichever is shorter. Deferred expenses - which include organizational costs, certain marketing and leasing costs, and loan acquisition costs - are amortized over the period of estimated benefit. The straight-line method is used for all depreciation and amortization.

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

Rental Income:

         In accordance with Statement of Financial Accounting Standards ("SFAS") No. 13, income on leases which include scheduled increases in rental rates over the lease term (other than scheduled increases based on the Consumer Price Index ("Index")) is recognized on a straight-line basis.

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

         Wildwood is an office park containing a total of approximately 289 acres, of which approximately 94 acres are owned by WWA, and an estimated 15 acres are committed to be contributed to WWA by Cousins (see Note 3). Cousins owns the balance of the developable acreage in the park. At December 31, 1997, WWA's income producing real estate assets in Wildwood consisted of: six office buildings totaling 2,132,000 rentable square feet (including land under such buildings totaling approximately 56 acres); land parcels totaling approximately 15 acres leased to two banking facilities and five restaurants; and a 2 acre site on which a child care facility is constructed. In addition, WWA's assets include 36 acres of land held for future development, which is composed of a 4 acre site with approximately 58,000 square feet of office space which was purchased in 1986 for future development (classified with income producing properties in the accompanying financial statements), and 32 acres of other land to be developed (including additional land committed to be contributed by Cousins) (see Note 3).

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

         The status of contributions at December 31, 1997, was as follows ($ in thousands):


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

         At December 31, 1997, Cousins was committed to contribute land on which an additional 678,051 GSF are developable, provided that regardless of planned use or density, 38,333 GSF shall be the minimum GSF attributed to each developable acre contributed. Cousins has also agreed to contribute infrastructure land in Wildwood, as defined, at no cost to WWA, in order to provide the necessary land for development of roads and utilities. The ultimate acreage remaining to be contributed by Cousins will depend upon the actual density achieved, but would be approximately 15 acres if the density were similar to that achieved on land contributed to date.

         WWA pays all of the expenses related to the Land Committed to be Contributed which were approximately $143,000, $208,000 and $163,000 in 1997, 1996 and 1995, respectively.

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



5.    FEES TO RELATED PARTIES

         The Partnerships engaged Cousins to manage, develop and lease the Partnerships' property. Fees to Cousins incurred by the Partnerships during 1997, 1996 and 1995 were as follows ($ in thousands):

                                               1997       1996       1995
                                              ------     ------     ------

         Development and tenant
              construction fees               $  406     $  604     $  250
         Management fees                       1,047      1,032        945
         Leasing and procurement fees            223      1,105        235
                                              ----------------------------
                                              $1,676     $2,741     $1,430
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

         At December 31, 1997, future minimum rentals to be received under existing non-cancelable leases, including tenants' current pro rata share of operating expenses are as follows ($ in thousands):

                                                     Leases
                                    Leases            With
                                     With             Third
                                   Partners          Parties          Total
                                   --------          -------          -----

         1998                      $10,403          $ 19,482         $ 29,885
         1999                       10,145            16,760           26,905
         2000                        9,915            14,805           24,720
         2001                        7,728            13,474           21,202
         2002                        8,555            12,811           21,366
         Thereafter                 23,083            31,078           54,161
                                   ------------------------------------------
                                   $69,829          $108,410         $178,239
                                   ==========================================

         At December 31, 1997 and 1996, receivables which related to the cumulative excess of revenues recognized in accordance with SFAS No. 13 over revenues which accrued in accordance with the actual lease agreements totaled $11,020,000 and $14,331,000, respectively. Of the 1997 amount, 84% was related to leases with IBM.

7.    NOTES PAYABLE

         At December 31, 1997, notes payable included the following ($ in thousands):

                                                                                 Term/
                                                                             Amortization                  Balance at
                                                                                Period          Final     December 31,
             Description                                      Rate              (Years)       Maturity        1997
             -----------                                 ----------------    ------------     --------    ------------

   Line of credit ($10 million maximum)                  Fed Funds + .75%        1/ N/A          9/1/98     $     --
   2300 Windy Ridge Parkway Building mortgage note             7.56%             10/25         12/01/05       69,995
   3200 Windy Hill Road Building mortgage note                 8.23%             10/28           1/1/07       69,389
   4100/4300 Wildwood Parkway Buildings mortgage note          7.65%             15/25           4/1/12       29,696
   2500 Windy Ridge Parkway Building mortgage note             7.45%             10/20         12/15/05       24,781
                                                                                                            --------
                                                                                                            $193,861
                                                                                                            ========

         On March 20, 1997, WWA completed the financing of the 4100 and 4300 Wildwood Parkway Buildings with a $30 million non-recourse mortgage note payable at an interest rate of 7.65% and a maturity of April 1, 2012. In conjunction with this financing and a portion of the $70 million financing of the 3200 Windy Hill Road Building completed in December 1996, WWA made non-operating cash distributions of $12.5 million to each partner and paid the entire calendar year 1997 operating distribution of $4.5 million to each partner.

         The 2300 Windy Ridge Parkway Building, the 3200 Windy Hill Road Building, and the 4100/4300 Wildwood Parkway Buildings mortgage notes provide for additional amortization in the later years of the notes (over that required by the amortization periods shown above) concurrent with scheduled rent increases.

         The line of credit matures September 1, 1998, but will automatically be renewed from year to year unless the lender provides a notice of non-renewal at least three months in advance of the annual renewal date. The line generally prohibits new borrowings other than those under the line, or the pledging of any assets not pledged as of August 1, 1990, without the Lender's prior approval. The line bears a floating interest rate equal to the daily federal funds rate plus 3/4%, and there are no fees or compensating balance arrangements required under the line. Cousins and IBM have each severally guaranteed one-half of the line of credit. Assets with net carrying values of $167,671,000 were pledged as security on the Partnerships' debt.

         The aggregate maturities of the indebtedness at December 31, 1997 summarized above are as follows ($ in thousands):

                           1998                   $ 3,952
                           1999                     4,265
                           2000                     4,604
                           2001                     5,131
                           2002                     5,670
                           Thereafter             170,239
                                                 --------
                                                 $193,861
                                                 ========

         The Partnerships capitalize interest expense to property under development as required by SFAS No. 34. In the years ended December 31, 1997 and 1996, the Partnerships capitalized interest totaling $1,998,000 and $1,053,000, respectively.

         The estimated fair value of the notes payable at December 31, 1997 was approximately $209 million, which was calculated by discounting future cash flows under the notes at estimated rates at which similar notes would be made currently.

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

         The land adjacent to the formerly owned office building is subject to a non-subordinated ground lease expiring October 31, 2084. Lease payments effective December 1, 1996 are approximately $256,000 per year, and escalate at ten year intervals based on the cumulative increase in the Index over the prior ten year period (subject to a 5% annual cap on the increase in such Index in any one year). The next escalation date is December 1, 2006.

9.    COMBINED STATEMENTS OF CASH FLOWS-SUPPLEMENTAL INFORMATION

         Interest paid (net of amounts capitalized) was as follows ($ in thousands):

                                         1997          1996          1995
                                         ----          ----          ----

         Interest paid                 $12,700        $9,096        $12,011

         Significant non-cash financing and investing activities included the following:

         In 1996, land parcels with a cost of $4,498,000 were transferred from Land Committed To Be Contributed to Land and Property Predevelopment Cost.

         In 1996, the Partnerships recorded the disposition of the Summit Green project (including the office building and the anticipated disposition of the leasehold interest in the adjacent land) having a total cost of $10,447,000, and the cancellation of $10,447,000 of related debt (see Note 8).

         In 1996, two buildings with a total cost of $29,368,000 were transferred from Projects Under Construction to Income Producing Properties. In 1997, one building with a total cost of $29,807,000 was transferred from Projects Under Construction to Income Producing Properties.





                                                                                                                      SCHEDULE III
               WILDWOOD ASSOCIATES AND GREEN VALLEY ASSOCIATES II
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1997
                                ($ in thousands)

     Column A                  Column B        Column C               Column D                       Column E
     --------                  --------        --------               --------                       --------
                                                                  Costs Capitalized            Gross Amount at Which
                                             Initial Cost            Subsequent                     Carried at
                                              to Venture           to Acquisition                December 31, 1997
                                           -------------------   --------------------   -----------------------------------

                                                                            Carrying
                                                                              Costs
                                                    Buildings               Less Cost       Land        Buildings
                                                       and       Improve-   of Sales      and Land         and       Total
Description                  Encumbrances  Land   Improvements     ments    and Other   Improvements  Improvements    (a)
-----------                  ------------  ----   ------------     -----    ---------   ------------  ------------    ---
Wildwood Office Park -
   Cobb Co., GA
    2500 Windy Ridge           $ 24,781   $ 4,414   $ 14,814    $ 10,435   $    141       $ 4,414       $ 25,390   $ 29,804
    2300 Windy Ridge             69,995     8,927         --      62,247      5,429         8,927         67,676     76,603
    Parkside                         --     4,274      2,553      (1,029)       (45)        3,136          2,617      5,753
    3200 Windy Hill              69,389    10,503         --      67,840      5,470        10,503         73,310     83,813
    4100/4300 Wildwood Parkway   29,696     6,689         --      22,945        251         6,689         23,196     29,885
    4200 Wildwood Parkway            --     4,347         --      25,085        375            --         29,807     29,807
    Stand Alone Retail Sites         --     7,659      1,234       3,691        123         9,570          3,137     12,707
    Land committed to
       be contributed                --     9,023         --          --        382         9,405             --      9,405
    Other land and
       property                      --    11,430         --       3,426       (173)       11,575          3,108     14,683
                               --------------------------------------------------------------------------------------------
                               $193,861   $67,266   $ 18,601    $194,640   $ 11,953       $64,219       $228,241   $292,460
                               ============================================================================================

     Column A                       Column F    Column G    Column H       Column I
     --------                       --------    --------    --------       --------

                                                                            Life on
                                                                            Which De-
                                                                           preciation
                                      Accumu-                               In 1997
                                       lated       Date of                  Income
                                      Deprecia-   Construc-     Date       Statement
Description                           tion (a)      tion      Acquired     Is Computed
-----------                           --------    ---------   --------     -----------
Wildwood Office Park -
   Cobb Co., GA
    2500 Windy Ridge                   $10,004        1985         1985    40 Years
    2300 Windy Ridge                    22,416        1986         1986    40 Years
    Parkside                             2,098        1980         1986    25 Years
    3200 Windy Hill                     18,565        1989         1989    40 Years
    4100/4300 Wildwood Parkway           1,449        1995         1986    40 Years
    4200 Wildwood Parkway                   --        1996         1986          --
    Stand Alone Retail Sites             1,180     Various    1985-1995     Various
    Land committed to
       be contributed                       --          --    1985-1986          --
    Other land and
       property                            642     Various    1985-1986     Various
                                        ------
                                       $56,354
                                       =======

NOTE: (a)  Reconciliations of total real estate carrying value and accumulated depreciation for the three years ended December 31, 1997 are as follows:

                                                        Real Estate                       Accumulated Depreciation
                                            ----------------------------------        -------------------------------
                                              1997         1996         1995            1997        1996        1995
                                            --------     --------     --------        -------     -------     -------
Balance at beginning of period              $280,584     $259,428     $250,738        $48,699     $44,900     $40,009
Additions during the period:
      Improvements, and other
         capitalized costs                    11,876       32,361        8,690             --          --          --
      Provisions for depreciation                 --           --           --          7,655       7,296       4,891
Deductions during the period:
      Retirement of fully depreciated
         assets and writeoffs                     --           --           --             --         (16)         --
      Disposition of Summit Green
         Office Building                          --      (11,205)          --             --      (3,481)         --
                                            ----------------------------------        -------------------------------
Balance at close of period                  $292,460     $280,584     $259,428        $56,354     $48,699     $44,900
                                            ==================================        ===============================

                         REPORT OF INDEPENDENT AUDITORS



To the Partners of
CSC Associates, L.P. (A Limited Partnership)

We have audited the accompanying balance sheets of CSC Associates, L.P. (the Partnership) as of December 31, 1997 and 1996, and the related statements of operations, partners' capital, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule of CSC Associates, L.P. listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CSC Associates, L.P. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                              ERNST & YOUNG LLP

Atlanta, Georgia
February 2, 1998


                              CSC ASSOCIATES, L.P.
                              --------------------
                                 BALANCE SHEETS
                                 --------------
                           DECEMBER 31, 1997 AND 1996
                           --------------------------
                                ($ in thousands)


                                     ASSETS
                                     ------
                                                              1997       1996
                                                            --------   --------
REAL ESTATE ASSETS:
    Building and improvements, including land and
      land improvements of $22,818 in 1997 and 1996         $209,120   $209,141
    Accumulated depreciation                                 (33,621)   (27,621)
                                                            -------------------
                                                             175,499    181,520
                                                            -------------------
CASH                                                             487         31
                                                            -------------------
NOTE RECEIVABLE (Note 4)                                      76,147     78,304
                                                            -------------------
OTHER ASSETS:

    Deferred expenses, net of accumulated amortization
      of $3,292 and $4,779 in 1997 and 1996, respectively      6,485      7,293
    Other receivables (Note 3)                                11,243     10,895
    Furniture, fixtures and equipment, net of accumulated
      depreciation of $22 and $1,311 in 1997 and 1996,
      respectively                                                59        162
    Other, net of accumulated amortization of $338 and
      $256 in 1997 and 1996, respectively (Note 6)             1,425      1,486
                                                            -------------------
           Total other assets                                 19,212     19,836
                                                            -------------------
                                                            $271,345   $279,691
                                                            ===================


                        LIABILITIES AND PARTNERS' CAPITAL
                        ---------------------------------

NOTE PAYABLE (Note 4)                                       $ 76,147   $ 78,304

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES                       1,482      1,041
                                                            -------------------
           Total liabilities                                  77,629     79,345
                                                            -------------------
PARTNERS' CAPITAL (Note 1)                                   193,716    200,346
                                                            -------------------
                                                            $271,345   $279,691
                                                            ===================





The accompanying notes are an integral part of these balance sheets.


                              CSC ASSOCIATES, L.P.
                              --------------------
                            STATEMENTS OF OPERATIONS
                            ------------------------
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
              ----------------------------------------------------
                                ($ in thousands)

                                                    1997      1996      1995
                                                  -------   -------   -------

REVENUES:
    Rental income and recovery of expenses
      charged directly to specific tenants        $35,159   $33,312   $31,195
    Interest income (Note 4)                        4,931     4,561        --
                                                  ---------------------------
        Total revenues                             40,090    37,873    31,195
                                                  ---------------------------
EXPENSES:
    Real estate taxes                               3,349     3,578     3,482
    Utilities                                         887       967     1,103
    Management and personnel costs                  1,546     1,523     1,403
    Cleaning                                        1,253     1,152     1,086
    Contract security                                 474       640       434
    Repairs and maintenance                           461       408       349
    Elevator                                          325       330       305
    Parking                                           260       245       208
    Insurance                                         106       112       116
    Grounds maintenance                               129       135       116
    Interest expense (Note 4)                       4,931     4,561        --
    Depreciation and amortization                   7,535     7,968     7,688
    Marketing and other expenses                       37        64       164
    General and administrative expenses                77        82        44
                                                  ---------------------------
           Total expenses                          21,370    21,765    16,498
                                                  ---------------------------
NET INCOME                                        $18,720   $16,108   $14,697
                                                  ===========================



The accompanying notes are an integral part of these statements.


                              CSC ASSOCIATES, L.P.
                              --------------------
                         STATEMENTS OF PARTNERS' CAPITAL
                         -------------------------------
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
              ----------------------------------------------------
                                ($ in thousands)










         BALANCE, December 31, 1994                      $204,712

           Net income                                      14,697
           Distributions                                  (15,471)
                                                         --------

         BALANCE, December 31, 1995                       203,938

           Net income                                      16,108
           Distributions                                  (19,700)
                                                         --------

         BALANCE, December 31, 1996                       200,346

           Net income                                      18,720
           Distributions                                  (25,350)
                                                         --------

         BALANCE, December 31, 1997                      $193,716
                                                         ========











         The accompanying notes are an integral part of these statements.



                              CSC ASSOCIATES, L.P.
                              --------------------
                            STATEMENTS OF CASH FLOWS
                            ------------------------
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
              ----------------------------------------------------
                                ($ in thousands)

                                                              1997      1996      1995
                                                            -------   -------   -------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                              $18,720   $16,108   $14,697
    Adjustments to reconcile net income to
        net cash provided by operating activities:
           Depreciation and amortization                      7,535     7,968     7,688
           Rental revenue recognized on straight-line
               basis in excess of rental revenue
               specified in the lease agreements               (238)     (748)   (1,148)
           Change in other receivables and
               other assets                                     (90)     (997)        7
           Change in accounts payable and
               accrued liabilities related to operations        454    (1,937)    1,122
                                                            ---------------------------
Net cash provided by operating activities                    26,381    20,394    22,366
                                                            ---------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to building and improvements                     (433)     (571)   (6,918)
    Payments for deferred expenses                             (112)     (143)   (1,285)
    Investment in note receivable                                --   (80,000)       --
    Collection of note receivable                             2,157     1,696        --
    (Payments for) proceeds from furniture, fixtures
        and equipment                                           (30)      (46)       10
                                                            ---------------------------
Net cash provided by (used in) investing activities           1,582   (79,064)   (8,193)
                                                            ---------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from note payable                                   --    80,000        --
    Repayment of note payable                                (2,157)   (1,696)       --
    Partnership distributions                               (25,350)  (19,700)  (15,471)

Net cash (used in) provided by financing activities         (27,507)   58,604   (15,471)

NET INCREASE (DECREASE) IN CASH                                 456       (66)   (1,298)

CASH AT BEGINNING OF YEAR                                        31        97     1,395
                                                            ---------------------------

CASH AT END OF YEAR                                         $   487   $    31   $    97
                                                            ===========================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
    INFORMATION:
        Cash paid during the year for interest              $ 4,937   $ 4,339   $    --
                                                            ===========================


The accompanying notes are an integral part of these statements.

                              CSC ASSOCIATES, L.P.
                              --------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                        DECEMBER 31, 1997, 1996 AND 1995
                        --------------------------------




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

Depreciation and Amortization

         Real estate assets are carried at cost. Depreciation of the Building commenced the date the Building became operational for financial statement purposes and the Building is being depreciated over 40 years. Leasehold and tenant improvements are amortized over the life of the leases or useful life of the assets, whichever is shorter. Furniture, fixtures, and equipment are depreciated over 5 years. Deferred expenses which include organizational costs, certain marketing and leasing costs, and loan acquisition costs are amortized over the period of estimated benefit. The straight line method is used for all depreciation and amortization.

Income Taxes

         No provision has been made for federal or state income taxes because each partner's proportionate share of income or loss from the Partnership will be passed through to be included on each partner's separate tax return.

Rental Income

         In accordance with Statement of Financial Accounting Standards No. 13 ("SFAS No. 13"), income on leases which include increases in rental rates over the lease term (other than scheduled increases based on the Consumer Price Index) is recognized on a straight-line basis.

Allowance for Doubtful Accounts

         From time to time, the Partnership evaluates the need to establish an allowance for doubtful accounts based on a review of specific receivables. As of December 31, 1997 and 1996, there is no allowance for doubtful accounts included in the accompanying balance sheets.

Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Reclassifications

         Certain 1996 amounts have been reclassified to conform with 1997 presentation.

3.       LEASES

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

         At December 31, 1997, future minimum rentals to be received under existing non-cancelable leases, including tenants' current pro rata share of operating expenses, are as follows ($ in thousands):

                                      Lease         Leases
                                       With          With
                                   NB Holdings       Third
                                   Corporation      Parties      Total
                                   -----------      -------      -----

          1998                      $ 16,762       $ 17,499     $ 34,261
          1999                        16,762         17,451       34,213
          2000                        16,762         17,440       34,202
          2001                        16,762         17,804       34,566
          2002                        16,785         18,412       35,197
          Subsequent to 2002         153,237         90,334      243,571
                                    --------       --------     --------
                                    $237,070       $178,940     $416,010
                                    ========       ========     ========


         In the years ended December 31, 1997 and 1996, income recognized on a straight-line basis exceeded income which would have accrued in accordance with the lease terms by approximately $238,000 and $748,000, respectively. At December 31, 1997 and 1996, receivables which related to the cumulative excess of revenues recognized in accordance with SFAS No. 13 over revenues which accrued in accordance with the actual lease agreements totaled approximately $10,670,000 and $10,432,000, respectively. Of that amount, 19% was related to leases with NB Holdings Corporation and 35% was related to each of two professional services firms. At December 31, 1997, NB Holdings Corporation leased approximately 46% and two professional services firms leased approximately 15% and 14%, respectively, of the net rentable space of the Building.

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

         The Partnership has loaned the $80 million proceeds of the Notes to CPI under a non-recourse loan (the "CPI Loan") secured by CPI's Partnership interests under the same payment terms as those of the Notes. CPI paid all costs of issuing the Notes and the CPI Loan, including a $400,000 fee to an affiliate of NationsBank Corporation. In addition, CPI pays a monthly fee to an affiliate of NationsBank Corporation of .025% of the outstanding principal balance of the Notes which totaled approximately $232,000 and $220,000 in 1997 and 1996, respectively.

         The estimated fair value of both the note payable and related note receivable at December 31, 1997 was $75 million which was calculated by discounting future cash flows under the notes at estimated rates at which similar notes would be made currently.

         The Partnership also has an unsecured $3 million line of credit provided by an affiliate of Premises. Interest on the line is paid at a floating rate (6.35% weighted average rate in December 1997) and interest only is payable quarterly through July 31, 1998, at which time the entire outstanding balance is due. There were no borrowings under the line as of December 31, 1997 and 1996.

         The maturities of the Notes at December 31, 1997 are as follows (in thousands):

                           1998                       $ 2,299
                           1999                         2,450
                           2000                         2,610
                           2001                         2,782
                           2002                         2,965
                           Subsequent to 2002          63,041
                                                      -------
                                                      $76,147
                                                      =======

5.    RELATED PARTIES
---------------------

         The Partnership engaged CPI and an affiliate of CPI to manage, develop and lease the Building. During 1997, 1996 and 1995, fees to CPI and its affiliate incurred by the Partnership were as follows ($ in thousands):

                                                1997     1996      1995
                                                ----     ----     ------

Development and tenant construction fees        $ 17     $ 13     $   88
Leasing and procurement fees                      32      101        229
Management fees                                  870      815        744
                                                ----     ----     ------
                                                $919     $929     $1,061
                                                ====     ====     ======

6.    PARKING AGREEMENT
-----------------------

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






                                                                                                                      SCHEDULE III

                              CSC ASSOCIATES, L.P.
                              --------------------
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                    ----------------------------------------
                                DECEMBER 31, 1997
                                -----------------
                                ($ in thousands)

     Column A                  Column B        Column C               Column D                       Column E
     --------                  --------        --------               --------                       --------

                                                                  Costs Capitalized            Gross Amount at Which
                                             Initial Cost            Subsequent                     Carried at
                                              to Company           to Acquisitions               December 31, 1997
                                            ------------------   --------------------   ----------------------------------

                                                                            Carrying
                                                                              Costs
                                                       and       Improve-   of Sales      and Land         and       Total
Description                  Encumbrances  Land   Improvements     ments    and Other   Improvements  Improvements    (a)
-----------                  ------------  ----   ------------   --------   ---------   ------------  ------------   -----

NationsBank Plaza
   Atlanta, Georgia           $     --   $ 18,200    $  --      $180,471   $ 10,449      $ 22,818       $186,302   $209,120
                              =============================================================================================




     Column A                Column F    Column G    Column H     Column I
     --------                --------    --------    --------     --------




                                                                  Life on
                                                                  Which De-
                                                                 preciation
                              Accumu-                             In 1997
                               lated     Date of                  Income
                             Deprecia-  Construc-     Date       Statement
Description                   tion (a)     tion      Acquired    Is Computed
-----------                  ---------  ---------    --------    -----------
NationsBank Plaza
   Atlanta, Georgia           $33,621   1990-1992       1990        5-40
                              =======



NOTE: (a)  Reconciliations of total real estate carrying value and accumulated depreciation for the three years ended December 31, 1997 are as follows:



                                                                  Real Estate                      Accumulated Depreciation
                                                        --------------------------------       -------------------------------
                                                          1997        1996        1995           1997        1996        1995
                                                        --------    --------    --------       -------     -------     -------

Balance at beginning of period                          $209,141    $208,676    $203,275       $27,621     $21,232     $14,980
Improvements and other capitalized costs                     420         465       5,401            --          --          --
Write offs of improvements and other capitalized costs      (441)         --          --          (441)         --          --
Provision for depreciation                                    --          --          --         6,441       6,389       6,252
                                                        --------------------------------       -------------------------------
Balance at close of period                              $209,120    $209,141    $208,676       $33,621     $27,621     $21,232
                                                        ================================       ===============================