Form 10-Q
period 1998-03-31
COUSINS PROPERTIES INC
filed 1998-05-14
CIK 25232

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended March 31, 1998                  Commission file number 0-3576






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


     At April 30, 1998, 31,529,344 shares of common stock of the Registrant were outstanding.




            COUSINS PROPERTIES INCORPORATED AND CONSOLIDATED ENTITIES
                           CONSOLIDATED BALANCE SHEETS
                   ($ in thousands, except per share amounts)



                                                        March 31,   December 31,
                                                          1998          1997
                                                        ---------   ------------
                                                                    (Unaudited)
ASSETS
------
  Operating properties, net of accumulated
    depreciation of $36,826 as of March 31, 1998
    and $33,369 as of December 31, 1997                 $332,608      $318,901
  Land held for investment or future development          16,206        27,948
  Projects under construction                             84,235        54,778
  Residential lots under development                      12,457        14,942
                                                        --------      --------
     Total properties                                    445,506       416,569

CASH AND CASH EQUIVALENTS, at cost which
  approximates market                                      2,121        32,694

NOTES AND OTHER RECEIVABLES                               38,882        38,464

INVESTMENT IN UNCONSOLIDATED JOINT VENTURES              125,609       120,198

OTHER ASSETS                                               9,857         9,814
                                                        --------      --------
       TOTAL ASSETS                                     $621,975      $617,739
                                                        ========      ========

LIABILITIES AND STOCKHOLDERS' INVESTMENT
----------------------------------------

NOTES PAYABLE                                           $230,186      $226,348

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES                  19,223        20,332

DEPOSITS AND DEFERRED INCOME                                 389           385
                                                        --------      --------
       TOTAL LIABILITIES                                 249,798       247,065
                                                        --------      --------
COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS' INVESTMENT:
  Common stock, $1 par value,  authorized
    50,000,000 shares; issued 31,528,348
    shares at March 31, 1998 and 31,472,178
    shares at December 31, 1997                           31,528        31,472
  Additional paid-in capital                             235,721       234,237
  Cumulative undistributed net income                    104,928       104,965
                                                        --------      --------
       TOTAL STOCKHOLDERS' INVESTMENT                    372,177       370,674
                                                        --------      --------
       TOTAL LIABILITIES AND STOCKHOLDERS'
         INVESTMENT                                     $621,975      $617,739
                                                        ========      ========









The accompanying notes are an integral part of these consolidated balance sheets.


            COUSINS PROPERTIES INCORPORATED AND CONSOLIDATED ENTITIES
                        CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (UNAUDITED)
                   ($ in thousands, except per share amounts)


                                                          1998        1997
                                                        -------     -------
REVENUES:
   Rental property revenues                             $16,134     $15,255
   Development income                                       792         974
   Management fees                                          890         834
   Leasing and other fees                                   534         137
   Residential lot and outparcel sales                    4,457       2,261
   Interest and other                                     1,047         830
                                                        -------     -------
                                                         23,854      20,291
                                                        -------     -------
INCOME FROM UNCONSOLIDATED JOINT VENTURES                 4,581       3,582
                                                        -------     -------
COSTS AND EXPENSES:
   Rental property operating expenses                     3,834       3,709
   General and administrative expenses                    3,072       3,259
   Depreciation and amortization                          3,598       3,429
   Stock appreciation right expense (credit)                198        (131)
   Residential lot and outparcel cost of sales            4,179       1,946
   Interest expense                                       2,812       3,656
   Property taxes on undeveloped land                       222         259
   Other                                                     15         479
                                                        -------     -------
                                                         17,930      16,606
                                                        -------     -------
INCOME FROM OPERATIONS BEFORE INCOME TAXES
   AND GAIN ON SALE OF INVESTMENT PROPERTIES             10,505       7,267

(BENEFIT) PROVISION FOR INCOME TAXES FROM OPERATIONS        (18)         39
                                                        -------     -------
INCOME BEFORE GAIN ON SALE OF INVESTMENT PROPERTIES      10,523       7,228

GAIN ON SALE OF INVESTMENT PROPERTIES, NET OF
   APPLICABLE INCOME TAX PROVISION                          771       2,396
                                                        -------     -------
NET INCOME                                              $11,294     $ 9,624
                                                        =======     =======

WEIGHTED AVERAGE SHARES                                  31,496      28,995
                                                        =======     =======
BASIC NET INCOME PER SHARE                              $    36     $   .33
                                                        =======     =======
ADJUSTED WEIGHTED AVERAGE SHARES                         31,962      29,399
                                                        =======     =======
DILUTED NET INCOME PER SHARE                            $   .35     $   .33
                                                        =======     =======
CASH DIVIDENDS DECLARED PER SHARE                       $   .36     $   .31
                                                        =======     =======


The accompanying notes are an integral part of these consolidated statements.



            COUSINS PROPERTIES INCORPORATED AND CONSOLIDATED ENTITIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (UNAUDITED)
                                ($ in thousands)

                                                            1998        1997
                                                          -------     -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Income before gain on sale of investment
    properties                                            $10,523     $ 7,228
  Adjustments to reconcile income before gain on
    sale of investment properties to net cash
    provided by operating activities:
      Depreciation and amortization                         3,598       3,429
      Stock appreciation right expense (credit)               198        (131)
      Cash charges to expense accrual for stock
        appreciation rights                                   (24)       (520)
      Effect of recognizing rental revenues on a
        straight-line basis                                   (79)       (121)
      Income from unconsolidated joint ventures            (4,581)     (3,582)
      Operating distributions from unconsolidated
        joint ventures                                      7,259       8,904
      Residential lot and outparcel cost of sales           4,037       1,793
      Changes in other operating assets and liabilities:
        Change in other receivables                          (545)      2,576
        Change in accounts payable and accrued liabilities    589      (7,008)
                                                          -------     -------
Net cash provided by operating activities                  20,975      12,568
                                                          -------     -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Gain on sale of investment properties, net of
    applicable income tax provision                           771       2,396
  Adjustments to reconcile gain on sale of investment
    properties to net cash provided by sales activities:
      Cost of sales                                           839         287
  Property acquisition and development expenditures       (39,082)    (16,202)
  Investment in unconsolidated joint ventures, including
    interest capitalized to equity investments            (11,089)        (15)
  Non-operating distributions from unconsolidated joint
    ventures                                                3,000      14,600
  Investment in notes receivable                               --      (1,656)
  Change in other assets, net                                (221)        (46)
  Collection of notes receivable                              187           1
                                                          -------     -------
Net cash used in investing activities                     (45,595)       (635)
                                                          -------     -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from line of credit                             13,162      35,237
  Dividends paid                                          (11,331)     (8,965)
  Repayment of line of credit                              (8,023)    (38,422)
  Common stock sold, net of expenses                        1,540       4,370
  Repayment of other notes payable                         (1,301)     (1,085)
                                                          -------     -------
Net cash used in financing activities                      (5,953)     (8,865)
                                                          -------     -------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS      (30,573)      3,068
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD           32,694       1,598
                                                          -------     -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                $ 2,121     $ 4,666
                                                          =======     =======


The accompanying notes are an integral part of these consolidated statements.


            COUSINS PROPERTIES INCORPORATED AND CONSOLIDATED ENTITIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                   (UNAUDITED)

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

         The Consolidated Financial Statements were prepared by the Company without audit, but in the opinion of management reflect all adjustments necessary for the fair presentation of the Company's financial position as of March 31, 1998, and results of operations for the three month periods ended March 31, 1998 and 1997. Results of operations for the interim 1998 period are not necessarily indicative of results expected for the full year. While certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, the Company believes that the disclosures herein are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the Consolidated
Financial Statements and the notes thereto included in the Company's annual report on Form 10-K/A for the year ended December 31, 1997. The accounting policies employed are the same as those shown in Note 1 to the Consolidated Financial Statements included in such Form 10-K/A.

2.   SUPPLEMENTAL INFORMATION CONCERNING CASH FLOWS
---------------------------------------------------

         Interest (net of $1,471,000 and $590,000 capitalized in 1998 and 1997, respectively) and income taxes paid were as follows for the three months ended March 31, 1998 and 1997 ($ in thousands):

                                               1998            1997
                                              ------          ------

                  Interest paid               $2,610          $3,579
                  Income taxes paid           $  110              --

         During the three months ended March 31, 1998, approximately $17,163,000 was transferred from Projects Under Construction to Operating Properties and approximately $14,115,000 was transferred from Land Held for Investment or Future Development to Projects Under Construction.

         At March 31, 1998, cash and cash equivalents included approximately $901,000 from a property sale held in escrow pending reinvestment in a tax-deferred exchange and approximately $1,126,000 which is restricted under a municipal bond indenture.

3.   NOTES PAYABLE AND INTEREST EXPENSE
---------------------------------------

         At March 31, 1998 and December 31, 1997, notes payable included the following ($ in thousands):

                                        March 31, 1998                             December 31, 1997
                             -----------------------------------      -------------------------------------
                                           Share of                                  Share of
                                        Unconsolidated                            Unconsolidated
                              Company   Joint Ventures    Total       Company     Joint Ventures     Total
                             --------   --------------  --------      -------     --------------   --------
Floating Rate Lines
  of Credit                  $  5,137      $     --     $  5,137      $    --        $     --      $     --
Other Debt
  (primarily non-recourse
  fixed rate mortgages)       225,049       132,748      357,797       226,348        133,446       359,794
                             --------      --------     --------      --------       --------      --------
                             $230,186      $132,748     $362,934      $226,348       $133,446      $359,794
                             ========      ========     ========      ========       ========      ========

         In March 1998, Wildwood Associates received a commitment for the financing of the 4200 Wildwood Parkway Building which is expected to close in June 1998. The $44 million non-recourse mortgage note payable has an interest rate of 6.78% and term of fifteen years. In addition, Cousins LORET Venture, L.L.C. expects to close on the $70 million non-recourse financing of The Pinnacle in May 1998 and be fully funded by December 1998. This non-recourse mortgage note payable has an interest rate of 7.11% and term of twelve years.

         For the three months ended March 31, 1998, interest expense was recorded as follows ($ in thousands):

                                                      Share of
                                                   Unconsolidated
                                        Company    Joint Ventures    Total
                                        -------    --------------   ------
             Interest Expensed          $2,812         $2,116       $4,928
             Interest Capitalized        1,471            485        1,956
                                        ------         ------       ------
                                        $4,283         $2,601       $6,884
                                        ======         ======       ======

         During the first quarter of 1998, interest was capitalized related to the Company's and the Company's share of unconsolidated joint venture projects under construction which had an average balance of approximately $105 million.

 4.   EARNINGS PER SHARE DATA
 ----------------------------

         Weighted average shares and adjusted weighted average shares are as follows (in thousands):

                                                      March 31,    March 31,
                                                        1998         1997
                                                      ---------    ---------
             Weighted average shares                   31,496       28,995
             Dilutive potential common shares             468          404
                                                       ------       ------
             Adjusted weighted average shares          31,962       29,399
                                                       ======       ======

             Anit-dilutive options not included           565           --
                                                       ======       ======
5.   THE SHOPS AT PALOS VERDES
------------------------------

         In February 1998, the Company purchased The Shops at Palos Verdes, located in Rolling Hills Estates, California, in the greater Los Angeles metropolitan area. This 355,000 square foot center includes existing retail space and a parking deck. The Company plans to reposition and remerchandise the project into an approximately 380,000 square foot open-air, high-end specialty center.

         The Company purchased the center and parking deck for approximately $18 million. The center is expected to be completed in the fourth quarter of 1999 at a total cost of approximately $65 million.

6.   CARLYLE I
--------------

         In January 1998, the Company purchased the land for, and commenced construction of, Carlyle I, an approximately 150,000 rentable square foot office building in Alexandria, Virginia. The Company purchased the one acre site for approximately $5.3 million. The office building is expected to be completed in second quarter of 1998 at a total cost of approximately $30 million.

7.   BRAD COUS GOLF VENTURE, LTD.
---------------------------------

         Effective January 31, 1998, Cousins formed Brad Cous Golf Venture, Ltd., a limited partnership with the W.C. Bradley Co., each as 50% partners, for the purpose of developing and owning The Shops at World Golf Village, an approximate 80,000 square foot retail center located adjacent to the PGA Hall of Fame in St. Augustine, Florida. The center is expected to be completed in fourth quarter of 1998 at a total cost of approximately $12.2 million (Cousins' share is $6.1 million).

PART I.  FINANCIAL INFORMATION
------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for the Three Months Ended March 31, 1998 and 1997.

Results of Operations:
----------------------

         Rental Property Revenues and Operating Expenses. Rental property revenues were approximately $879,000 higher in 1998. Rental property revenues from the Company's office portfolio decreased approximately $58,000 primarily due to a decrease of approximately $225,000 in 101 Independence Center caused by a decrease in the economic occupancy of this office building to 93% in 1998 from 100% in 1997. 101 Independence Center was 96% leased as of March 31, 1998. This decrease was partially offset by an increase of approximately $131,000 from 200 North Point Center East, which became partially operational for financial reporting purposes in November 1996 and therefore was in the lease-up phase in the first quarter of 1997.

         Rental property revenues from the Company's retail portfolio increased approximately $611,000 in 1998. The increase is due partially to increases in Greenbrier MarketCenter ($190,000) and Los Altos MarketCenter ($170,000), as these centers which became partially operational for financial reporting purposes in October 1996 and November 1996, respectively, were in the lease-up phase in the first quarter of 1997. Rental property revenues also increased approximately $222,000 due to an expansion in April 1997 of Presidential
MarketCenter, approximately $100,000 due to the completion in May 1997 of Mansell Crossing Phase II, and approximately $185,000 from Abbotts Bridge Station which became partially operational for financial reporting purposes in February 1998. The increase in rental property revenues was partially offset by a decrease in rental property revenues of approximately $226,000 from Lovejoy Station and $242,000 from Rivermont Station which were sold in July 1997.

         Rental property revenues from the Company's medical office portfolio increased approximately $330,000 in 1998 due to Presbyterian Medical Plaza at University, which became partially operational for financial reporting purposes in July 1997 and was 100% leased and occupied as of January 1, 1998.

         Rental property operating expenses increased approximately $125,000, which increase was primarily related to the increased occupancy and expansion of certain of the retail centers and Presbyterian Medical Plaza at University becoming operational as discussed above.

         Development Income. Development income was approximately $182,000 lower in 1998. The decrease was due to approximately $685,000 of development income recognized in 1997 from a retail center in Cuyahoga Falls, Ohio. No similar income was recognized in 1998. Development fees recognized from Wildwood Associates related to the development of the 4200 Wildwood Parkway Building also decreased approximately $163,000. These decreases were partially offset by development fees recognized from two unconsolidated joint ventures; $265,000 from the Cousins LORET Venture, L.L.C. ("Cousins LORET") (see Note 5 of "Notes to Consolidated Financial Statements" in the Company's annual report on Form 10-K/A for the year ended December 31, 1997) and $121,000 from the Brad Cous Golf Venture, Ltd. (See Note 6). Also partially offsetting the aforementioned decreases was additional development income recognized from the Dusseldorf project of approximately $115,000, and an increase of approximately $103,000 in development fees recognized from the fee development of Total Systems' corporate headquarters in Columbus, Georgia.

         Leasing and Other Fees. Leasing and other fees increased approximately $397,000 in 1998. The increase was due to approximately $432,000 in leasing fees related to the lease-up of the 4200 Wildwood Parkway Building.

         Residential Lot and Outparcel Sales and Cost of Sales. Residential lot and outparcel sales increased approximately $2,196,000 in 1998. The increase was primarily due to an increase in residential lot sales from 26 lots in 1997 to 84 lots in 1998, which increased residential lot sales recognized by approximately $2,480,000. Partially offsetting the aforementioned increase was a decrease in outparcel sales recognized by CREC and one of its subsidiaries to $800,000 in 1998 from $1,084,000 in 1997; there were two outparcel sales in each year.

         Residential lot and outparcel cost of sales increased approximately $2,233,000 in 1998 due to increases in residential lot sales discussed above.

         Interest and Other Income. Interest and other income increased approximately $217,000 in 1998. The increase was primarily due to an increase in interest income recognized from temporary investments. In the three months ended March 31, 1998, the Company recognized interest income on temporary investments made with the remaining proceeds from the December 1997 common stock offering of 2,150,000 shares (see Note 6 of "Notes to Consolidated Financial Statements" in the Company's annual report on Form 10-K/A for the year ended December 31,
1997). No similar amounts were invested in the three months ended March 31, 1997.

         Income from Unconsolidated Joint Ventures. (All amounts reflect the Company's share of joint venture income.) Income from unconsolidated joint ventures decreased approximately $999,000 in 1998.

         Income from CSC Associates, L.P. increased approximately $382,000 in 1998 primarily due to the increase in rental income at NationsBank Plaza from a tenant whose increase in rental rate did not require straight-lining under Statement of Financial Accounting Standards No. 13, and the continued lease-up of the building.

         Income from Haywood Mall Associates increased approximately $259,000 in 1998 due to continued lease-up of the expansion of Haywood Mall.

         Income from Wildwood Associates increased approximately $221,000 in 1998. Income before depreciation, amortization and interest expense was favorably impacted by approximately $160,000 due to the continued lease-up of the 2300 Windy Ridge Parkway, 2500 Windy Ridge Parkway and 3200 Windy Hill Road Buildings. Also an increase in capitalized interest expense of approximately $98,000 favorably impacted the 1998 results. Partially offsetting the increase in income from Wildwood Associates was an increase in interest expense of approximately $243,000 primarily due to the completion of the financing of the 4100 and 4300 Wildwood Parkway Buildings on March 20, 1997.

         Income from Cousins LORET increased approximately $123,000. Two Live Oak Center, a 278,000 rentable square foot office building owned by Cousins LORET, became partially operational for financial reporting purposes in October 1997 (see Note 5 of "Notes to Consolidated Financial Statements' in the Company's annual report on Form 10-K/A for the year ended December 31, 1997).

         General and Administrative Expenses. General and administrative expenses decreased approximately $187,000 in 1998. The decrease was primarily due to an increase in salaries and overhead being capitalized to a higher level of projects under development in 1998.

         Depreciation and Amortization. Depreciation and amortization increased approximately $169,000 in 1998. The increase was due to certain retail centers becoming operational, as well as the expansion of certain retail centers, and Presbyterian Medical Plaza at University becoming operational as discussed above.

         Stock Appreciation Right Expense (Credit). The credit to stock appreciation expense decreased approximately $329,000 to an expense of $198,000 in 1998. This non-cash item is primarily related to an increase in the Company's stock price, which was $29.3125 and $30.875 at December 31, 1997 and March 31, 1998, respectively; and $28.125 and $27.25 at December 31, 1996, and March 31, 1997, respectively.

         Interest Expense. Interest expense decreased approximately $844,000 in 1998. Interest expense before capitalization increased approximately $36,000 to $4,283,000 in 1998 from $4,247,000 in 1997 due to higher debt levels. Offsetting this increase was an increase of approximately $881,000 in interest capitalized to projects under development (a reduction of interest expense) to $1,471,000 in 1998 from $590,000 in 1997.

         Other  Expenses.   Other  expenses  decreased  approximately  $464,000
in  1998  due  to  a  decrease  in predevelopment expense.

         Gain on Sale of Investment Properties. Gain on sale of investment properties decreased approximately $1,625,000 in 1998. The 1998 gain included the following: the February 1998 sale of 43 acres of land adjacent to Lawrenceville MarketCenter (a retail center formerly owned by the Company) ($.2 million gain) and the March 1998 sale of 6 acres of land at the Company's North Point development ($.6 million gain). The 1997 gain was from the January 1997 sale of 28 acres of land at the Company's North Point development ($2.4 million gain).



Liquidity and Capital Resources:
--------------------------------

         Financial Condition. The Company's debt (including its pro rata share of unconsolidated joint venture debt) was 27% of total market capitalization at March 31, 1998.

         The Company has development and acquisition projects in various planning stages. The Company currently intends to finance these projects, as well as the completion of projects currently under construction, using its existing lines of credit (increasing those lines of credit as required), long-term non-recourse financing on the Company's unleveraged projects; other financings; and the sale of common stock, warrants to purchase common stock and debt securities under a $200 million shelf registration statement the Company filed with the Securities and Exchange Commission in September 1996, of which approximately $132 million remains available at March 31, 1998. Also, see Note 3 where two of the Company's unconsolidated joint ventures have outstanding commitments for two non-recourse mortgage note payables of $44 million and $70 million, respectively (Company's share $22 million and $35 million, respectively).

         The Company from time to time evaluates opportunities and strategic alternatives, including but not limited to joint ventures, mergers and acquisitions and new private or publicly-owned entities created to hold existing assets and acquire new assets. These alternatives may also include sales of single or multiple assets when the Company perceives opportunities to capture value and redeploy proceeds or distribute proceeds to shareholders. The Company's consideration of these alternatives is part of its ongoing strategic planning process. There can be no assurance that any such alternative, if undertaken and consummated, would not materially adversely affect the Company or the market price of Cousins' Common Stock.

         Cash Flows. Net cash provided by operating activities increased approximately $8.4 million in 1998. Operating distributions from unconsolidated joint ventures decreased $1.6 million due primarily to decreases of $2.3 million in distributions from Wildwood Associates. The decrease in the distributions from Wildwood Associates was due to a portion of the proceeds from the $30 million financing of the 4100 and 4300 Wildwood Parkway Buildings in March 1997 being distributed to each partner ($4.5 million) which was the operating distribution for the entire calendar year 1997. In the first quarter of 1998, only $2.2 million was distributed from Wildwood Associates which was approximately one-half of the operating distribution forecast for calendar year 1998. An increase of $3.3 million in income before gain on sale of investment properties also favorably impacted net cash provided by operating activities. Residential lot and outparcel cost of sales increased $2.2 million due to increases in the number of residential lots sold in 1998. Cash flows from operating activities were positively impacted by changes in other operating assets and liabilities, an increase of $4.5 million.

         Net cash used in investing activities increased approximately $45.0 million in 1998 primarily due to an increase of $22.9 million in property acquisition and development expenditures, as a result of the Company having a higher level of projects under development. Non-operating distributions from unconsolidated joint ventures decreased $11.6 million primarily due to distributions from Wildwood Associates of $10 million in January 1997 from the proceeds of the financing of the 3200 Wildwood Plaza Building completed in December 1996 and $2.5 million from the proceeds of the financing of the 4100 and 4300 Wildwood Parkway Buildings in March 1997. The Company also received a $2.1 million distribution from Norfolk Hotel Associates in 1997. In 1998, the Company received a distribution from Wildwood Associates of $3.0 million which was a partial prepayment of the proceeds anticipated to be distributed to each partner from the $44 million financing of the 4200 Wildwood Parkway Building expected to close in June 1998 (see Note 3). Investment in unconsolidated joint ventures increased approximately $11.1 million primarily due to contributions to Cousins LORET of approximately $10.8 million which are being used to fund the development of The Pinnacle.

         Net cash used in financing activities decreased approximately $2.9 million in 1998, which was primarily attributable to a decrease of $8.3 million in the net amount drawn on the Company's line of credit. The Company paid its line of credit down to $0 at December 31, 1997 with proceeds from its December 1997 common stock offering of 2,150,000 shares. Partially offsetting the decrease was a decrease of approximately $2.8 million in the proceeds received from common stock sold, net of expenses. An increase in the dividends paid per share to $.36 in 1998 from $.31 in 1997 and an increase in the number of shares outstanding also partially contributed to the decrease as dividends paid increased approximately $2.4 million.

Supplemental Financial Information:

         Depreciation and amortization expense included the following components for the three months ended March 31, 1998 ($ in thousands):

                                                            Share of
                                                         Unconsolidated
                                               Company   Joint Ventures   Total
                                               -------   --------------  ------
         Furniture, fixtures and equipment     $  120       $   --       $  120
         Deferred financing costs                  --            3            3
         Goodwill and related business
           acquisition costs                       77           10           87
         Real estate related:
           Building (including tenant
              first generation)                 3,194        2,515        5,709
           Tenant second generation               207          215          422
                                               ------       ------       ------
                                               $3,598       $2,743       $6,341
                                               ======       ======       ======


         Exclusive of new developments and purchases of furniture, fixtures and equipment, the Company had the following capital expenditures during the three months ended March 31, 1998, including its share of unconsolidated joint ventures ($ in thousands):

                                              Office   Retail    Total

         Second generation related costs       $ 98     $ --     $ 98
         Building improvements                   --       --       --
                                               ----     ----     ----
                                               $ 98     $ --     $ 98
                                               ====     ====     ====

PART II.  OTHER INFORMATION
---------------------------

Item 4.           Submission of Matters to a Vote of Security Holders

                  (a) The Company's Annual Meeting of Stockholders was held on April 21, 1998.

                  (b)      Not applicable.

                  (c) The following proposals were adopted by the stockholders of the Company:

                           (i)      The election of six Directors.

                                  The vote on the above was:

                                                                   For            Against      Abstained
                                                                ----------        -------      ---------
                                  Richard W. Courts, II         25,154,726           --         78,331
                                  Thomas G. Cousins             25,153,814           --         79,243
                                  Terence C. Golden             25,154,249           --         78,808
                                  Boone A. Knox                 25,154,456           --         78,601
                                  William Porter Payne          25,154,811           --         78,246
                                  Richard E. Salomon            25,154,456           --         78,601

                           (ii) A proposal to amend the Restated and Amended Articles of Incorporation so as to confirm that the provisions of the Articles do not preclude settlement of transactions entered into through the New York Stock Exchange.

                                    The vote on the above proposal was:

                                    For              24,812,980
                                    Against              11,992
                                    Abstained           408,084

                           (iii) A proposal to amend the 1995 Stock Incentive Plan so as to increase the number of shares of stock reserved for use under such plan by 1 million shares.

                                    The vote on the above proposal was:

                                    For              22,857,118
                                    Against           2,365,014
                                    Abstained            10,926

Item 6.           Exhibits and Reports on Form 8-K
--------------------------------------------------

                  (a)      Exhibits
                           --------
                           3.1 Articles of Amendment to Restated Articles of Incorporation

                           27       Financial Data Schedule

                                   SIGNATURES









Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   COUSINS PROPERTIES INCORPORATED
                                   Registrant



                                   /s/ Kelly H. Barrett
                                   -------------------------------------
                                   Kelly H. Barrett
                                   Senior Vice President - Finance
                                   (Authorized Officer)
                                   (Principal Accounting Officer)








May 13, 1998