Form 10-Q
period 1998-06-30
COUSINS PROPERTIES INC
filed 1998-08-13
CIK 25232

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended June 30, 1998                   Commission file number 0-3576






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


     At July 31, 1998, 31,578,117 shares of common stock of the Registrant were outstanding.



            COUSINS PROPERTIES INCORPORATED AND CONSOLIDATED ENTITIES
                           CONSOLIDATED BALANCE SHEETS
                   ($ in thousands, except per share amounts)



                                                         June 30,   December 31,
                                                           1998        1997
                                                       -----------  ------------
                                                       (Unaudited)
ASSETS
------
PROPERTIES:
   Operating properties, net of accumulated
     depreciation of $40,259 as of June 30, 1998
     and $33,369 as of December 31, 1997                 $360,240    $318,901
   Land held for investment or future development          15,917      27,948
   Projects under construction                            114,343      54,778
   Residential lots under development                      11,251      14,942
                                                         --------    --------

     Total properties                                     501,751     416,569

CASH AND CASH EQUIVALENTS, at cost which
  approximates market                                       1,782      32,694

NOTES AND OTHER RECEIVABLES                                44,542      38,464

INVESTMENT IN UNCONSOLIDATED JOINT VENTURES               110,196     120,198

OTHER ASSETS                                                8,122       9,814
                                                         --------    --------
       TOTAL ASSETS                                      $666,393    $617,739
                                                         ========    ========

LIABILITIES AND STOCKHOLDERS' INVESTMENT
----------------------------------------

NOTES PAYABLE                                            $269,426    $226,348

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES                   22,229      20,332

DEPOSITS AND DEFERRED INCOME                                  895         385
                                                         --------    --------
       TOTAL LIABILITIES                                  292,550     247,065
                                                         --------    --------
COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS' INVESTMENT:
   Common stock,  $1 par value,  authorized
     50,000 shares;  issued  31,572,217
     shares at June 30, 1998 and 31,472,178
     shares at December 31, 1997                           31,572      31,472
   Additional paid-in capital                             236,916     234,237
   Cumulative undistributed net income                    105,355     104,965
                                                         --------    --------
       TOTAL STOCKHOLDERS' INVESTMENT                     373,843     370,674
                                                         --------    --------
       TOTAL LIABILITIES AND STOCKHOLDERS' INVESTMENT    $666,393    $617,739
                                                         ========    ========









The accompanying notes are an integral part of these consolidated balance sheets.



            COUSINS PROPERTIES INCORPORATED AND CONSOLIDATED ENTITIES
                        CONSOLIDATED STATEMENTS OF INCOME
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (UNAUDITED)
                    (In thousands, except per share amounts)

                                              Three Months       Six Months
                                              Ended June 30,    Ended June 30,
                                              --------------    --------------
                                              1998      1997    1998     1997
                                              ----      ----    ----     ----
REVENUES:
   Rental property revenues                  $16,832  $15,749  $32,966  $31,004
   Development income                            732      480    1,524    1,454
   Management fees                               928      855    1,818    1,689
   Leasing and other fees                        480       53    1,014      190
   Residential lot and outparcel sales         4,317    3,151    8,774    5,412
   Interest and other                            925      853    1,972    1,683
                                             -------  -------  -------  -------
                                              24,214   21,141   48,068   41,432
                                             -------  -------  -------  -------

INCOME FROM UNCONSOLIDATED JOINT VENTURES      4,547    3,467    9,128    7,049

COSTS AND EXPENSES:
   Rental property operating expenses          4,308    3,797    8,142    7,506
   General and administrative expenses         2,893    3,088    5,965    6,347
   Depreciation and amortization               3,765    3,639    7,363    7,068
   Stock appreciation right expense (credit)    (118)     127       80       (4)
   Residential lot and outparcel cost of sales 4,059    2,980    8,238    4,926
   Interest expense                            2,731    3,619    5,543    7,275
   Property taxes on undeveloped land            227      (46)     449      213
   Other                                          94      593      109    1,072
                                             -------  -------  -------  -------
                                              17,959   17,797   35,889   34,403
                                             -------  -------  -------  -------
INCOME FROM OPERATIONS BEFORE INCOME TAXES    10,802    6,811   21,307   14,078

BENEFIT FOR INCOME TAXES FROM OPERATIONS         (89)    (644)    (107)    (605)
                                             -------  -------  -------  -------
INCOME BEFORE GAIN ON SALE OF
   INVESTMENT PROPERTIES                      10,891    7,455   21,414   14,683

GAIN ON SALE OF INVESTMENT PROPERTIES, NET
   OF APPLICABLE INCOME TAX PROVISION            886       --    1,657    2,396
                                             -------  -------  -------  -------
NET INCOME                                   $11,777  $ 7,455  $23,071  $17,079
                                             =======  =======  =======  =======


WEIGHTED AVERAGE SHARES                       31,545   29,189   31,520   29,093
                                             =======  =======  =======  =======
BASIC NET INCOME PER SHARE                   $   .37  $   .26  $   .73  $   .59
                                             =======  =======  =======  =======
ADJUSTED WEIGHTED AVERAGE SHARES              32,029   29,609   31,996   29,499
                                             =======  =======  =======  =======
DILUTED NET INCOME PER SHARE                 $   .37  $   .25  $   .72  $   .58
                                             =======  =======  =======  =======
CASH DIVIDENDS DECLARED PER SHARE            $   .36  $   .31  $   .72  $   .62
                                             =======  =======  =======  =======



The accompanying notes are an integral part of these consolidated statements.



            COUSINS PROPERTIES INCORPORATED AND CONSOLIDATED ENTITIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (UNAUDITED)
                                ($ in thousands)

                                                             1998       1997
                                                             ----       ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Income before gain on sale of investment properties      $21,414    $14,683
   Adjustments to reconcile income before gain on sale of
     investment properties to net cash provided by
     operating activities:
       Depreciation and amortization                          7,363      7,068
       Stock appreciation right expense (credit)                                               80              (4)
       Cash charges to expense accrual for stock
         appreciation rights                                    (39)      (684)
       Effect of recognizing rental revenues on a
         straight-line basis                                   (155)      (238)
       Income from unconsolidated joint ventures             (9,128)    (7,049)
       Operating distributions from unconsolidated
         joint ventures                                      14,609     13,463
       Residential lot and outparcel cost of sales            7,965      4,422
       Changes in other operating assets and liabilities:
         Change in other receivables                         (1,335)     1,353
         Change in accounts payable and accrued liabilities   3,961     (4,727)
                                                            -------    -------
Net cash provided by operating activities                    44,735     28,287
                                                            -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Gain on sale of investment properties, net of
     applicable income tax provision                          1,657      2,396
   Adjustments to reconcile gain on sale of investment
     properties to net cash provided by sales activities:
       Cost of sales                                          1,200        287
   Property acquisition and development expenditures                                      (92,263)        (33,221)
   Non-operating distributions from unconsolidated joint
     ventures                                                22,617     14,600
   Investment in unconsolidated joint ventures,
     including interest capitalized to equity investments   (18,096)      (145)
   Investment in notes receivable                            (5,969)    (5,564)
   Change in other assets, net                                1,374       (315)
   Collection of notes receivable                             1,267        829
                                                            -------    -------
Net cash used in investing activities                       (88,213)   (21,133)
                                                            -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from line of credit                              85,062     68,177
   Repayment of line of credit                              (49,087)   (55,477)
   Dividends paid                                           (22,681)   (18,012)
   Repayment of other notes payable                          (3,507)    (3,577)
   Common stock sold, net of expenses                         2,779      5,003
                                                            -------    -------
Net cash provided by (used in) financing activities          12,566     (3,886)
                                                            -------    -------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS        (30,912)     3,268
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD             32,694      1,598
                                                            -------    -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $ 1,782    $ 4,866
                                                            =======    =======


The accompanying notes are an integral part of these consolidated statements.


            COUSINS PROPERTIES INCORPORATED AND CONSOLIDATED ENTITIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

         The Consolidated Financial Statements include the accounts of Cousins Properties Incorporated ("Cousins") and its majority and wholly-owned affiliates, as well as Cousins Real Estate Corporation ("CREC") and its subsidiaries. All of the entities included in the Consolidated Financial Statements are hereinafter referred to collectively as the "Company."

         Cousins has elected to be taxed as a real estate investment trust ("REIT") and intends to distribute 100% of its federal taxable income to stockholders, thereby eliminating any liability for future corporate federal income taxes. Therefore, the results included herein do not include a federal income tax provision for Cousins. However, CREC and its subsidiaries are taxed separately from Cousins as a regular corporation. Accordingly, the Consolidated Statements of Income include a provision (benefit) for CREC's income taxes.

         The Consolidated Financial Statements were prepared by the Company without audit, but in the opinion of management reflect all adjustments necessary for the fair presentation of the Company's financial position as of June 30, 1998, and results of operations for the three and six month periods ended June 30, 1998 and 1997. Results of operations for the interim 1998 period are not necessarily indicative of results expected for the full year. While certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, the Company believes that the disclosures herein are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the
Consolidated Financial Statements and the notes thereto included in the Company's annual report on Form 10-K/A for the year ended December 31, 1997. The accounting policies employed are the same as those shown in Note 1 to the Consolidated Financial Statements included in such Form 10-K/A.

2.   SUPPLEMENTAL INFORMATION CONCERNING CASH FLOWS

         Interest (net of $3,335,000 and $1,270,000 capitalized in 1998 and 1997, respectively) and income taxes paid were as follows for the six months ended June 30, 1998 and 1997 ($ in thousands):

                                               1998                1997
                                               ----                ----

                  Interest paid               $ 5,458             $7,190
                  Income taxes paid           $   110             $   --

         During the six months ended June 30, 1998, approximately $17,163,000 was transferred from Projects Under Construction to Operating Properties and approximately $14,115,000 was transferred from Land Held for Investment or Future Development to Projects Under Construction. In June 1998, in conjunction with the acquisition of Northside/Alpharetta I, a mortgage note payable of approximately $10,610,000 was assumed (see Notes 3 and 5).

         At June 30, 1998, cash and cash equivalents included approximately $1,060,000 which is restricted under a municipal bond indenture.

3.   NOTES PAYABLE AND INTEREST EXPENSE

         At June 30, 1998 and December 31, 1997, notes payable included the following ($ in thousands):

                                         June 30, 1998                          December 31, 1997
                              ----------------------------------       -------------------------------------
                                           Share of                                   Share of
                                        Unconsolidated                             Unconsolidated
                               Company  Joint Ventures   Total         Company     Joint Ventures    Total
                               -------  --------------   -----         -------     --------------    -----
Floating Rate Lines
   of Credit                  $ 35,975     $     --     $ 35,975       $     --       $     --      $     --
Other Debt
   (primarily non-recourse
     fixed rate mortgages)     233,451      157,033      390,484        226,348        133,446       359,794
                              --------     --------     --------       --------       --------      --------
                              $269,426     $157,033     $426,459       $226,348       $133,446      $359,794
                              ========     ========     ========       ========       ========      ========

         Cousins LORET Venture, L.L.C. completed the $70 million non-recourse financing of The Pinnacle in May 1998 which is expected to be fully funded by December 1998. This non-recourse mortgage note payable has an interest rate of 7.11% and a term of twelve years. In June 1998, Wildwood Associates completed the financing of the 4200 Wildwood Parkway Building with a $44 million non-recourse mortgage note payable at an interest rate of 6.78% and a term of fifteen and three-quarters years. Also in June 1998, the Company assumed a $10.6 million non-recourse mortgage note payable pursuant to the acquisition of the Northside/Alpharetta I medical office building (see Note 5). This mortgage note payable has an interest rate of 7.7% and a remaining term of eight years.

         For the three and six months ended June 30, 1998, interest expense was recorded as follows ($ in thousands):

                                        Three Months Ended                           Six Months Ended
                                           June 30, 1998                               June 30, 1998
                               ------------------------------------     ------------------------------------
                                             Share of                                    Share of
                                          Unconsolidated                              Unconsolidated
                               Company    Joint Ventures      Total     Company     Joint Ventures    Total
                               -------    --------------      -----     -------     --------------    -----

     Interest Expensed         $2,731         $2,047         $4,778     $5,543           $4,163      $ 9,706
     Interest Capitalized       1,864            570          2,434      3,335            1,056        4,391
                               ------         ------         ------     ------           ------      -------
                               $4,595         $2,617         $7,212     $8,878           $5,219      $14,097
                               ======         ======         ======     ======           ======      =======

         During the second quarter of 1998, interest was capitalized related to the Company's and the Company's share of unconsolidated joint venture projects under construction which had an average balance of approximately $132 million.





 4.   EARNINGS PER SHARE DATA

         Weighted average shares and adjusted weighted average shares are as follows (in thousands):

                                         Three Months Ended    Six Months Ended
                                               June 30,            June 30,
                                         ------------------    ----------------
                                          1998        1997      1998      1997
                                          ----        ----      ----      ----

     Weighted average shares             31,545      29,189    31,520    29,093
     Dilutive potential common shares       484         420       476       406
                                         ------      ------    ------    ------
     Adjusted weighted average shares    32,029      29,609    31,996    29,499
                                         ======      ======    ======    ======

     Anit-dilutive options not included      --          --       585        --
                                         ======      ======    ======    ======

5.   NORTHSIDE/ALPHARETTA I AND II

         In June 1998, the Company acquired Northside/Alpharetta I, an approximately 100,000 rentable square foot medical office building, located in suburban Atlanta, which is 100% leased. The purchase price was approximately $16 million including the assumption of a $10.6 million non-recourse mortgage note payable (see Note 3). Construction also commenced in June 1998 on Phase II, which consists of an approximately 198,000 rentable square foot medical office building which is 41% pre-leased. The building is expected to be completed in the second quarter of 1999 at a total cost of approximately $21 million.

6.   LAKESHORE PARK PLAZA

         In  June  1998,  the  Company   acquired   Lakeshore  Park  Plaza,   an
approximately 193,000 rentable square foot office building, located in Birmingham, Alabama, which is 100% leased. The purchase price was approximately $15 million.

7.   2500 UNIVERSITY PARK

         In June 1998, the Company purchased the land for, and commenced construction of, 2500 University Park, an approximately 123,000 rentable square foot office building in Birmingham, Alabama. The Company purchased the approximately 10 acre site for approximately $1.9 million. The office building is expected to be completed in the third quarter of 1999 at a total cost of approximately $19 million.

PART I.  FINANCIAL INFORMATION
------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for the Three and Six Months Ended June 30, 1998 and 1997.

Results of Operations:
----------------------

         Rental Property Revenues and Operating Expenses. Rental property revenues were approximately $1,083,000 and $1,962,000 higher in the three and six month 1998 periods, respectively. Rental property revenues from the Company's office portfolio increased approximately $555,000 and $498,000 in the three and six month 1998 periods, respectively. This increase was partially due to an increase of approximately $191,000 for both the three and six month 1998 periods from 333 North Point Center East, which became partially operational in June 1998. Additionally, rental property revenues increased approximately
$85,000 and $216,000 for the three and six month 1998 periods, respectively, from 200 North Point Center East, which became partially operational for financial reporting purposes in November 1996 and therefore was in the lease-up phase in the first half of 1997. The increase in the six month 1998 period was partially offset by a decrease in rental property revenues of $129,000 for 101 Independence Center caused by a decrease in the average economic occupancy of this office building to 93% in 1998 from 97% in 1997. 101 Independence Center was 96% leased as of June 30, 1998.

         Rental property revenues from the Company's retail portfolio increased approximately $97,000 and $708,000 for the three and six month 1998 periods, respectively. The increase in the six month 1998 period is partially due to increases in Greenbrier MarketCenter ($259,000) and Los Altos MarketCenter ($265,000), as these centers, which became partially operational for financial reporting purposes in October 1996 and November 1996, respectively, were in the lease-up phase in the first half of 1997. Rental property revenues also increased approximately $300,000 due to an expansion in April 1997 of Presidential MarketCenter, approximately $136,000 due to the completion in May 1997 of Mansell Crossing Phase II, and approximately $592,000 from Abbotts
Bridge Station which became partially operational for financial reporting purposes in February 1998. The overall increase in rental property revenues was partially offset by a decrease in rental property revenues of approximately $224,000 and $450,000 for the three and six month 1998 periods, respectively, from Lovejoy Station and $413,000 and $654,000 for the three and six month 1998 periods, respectively, from Rivermont Station, both of which were sold in July 1997.

         Rental property revenues from the Company's medical office portfolio increased approximately $427,000 and $756,000 for the three and six month 1998 periods, respectively, primarily due to Presbyterian Medical Plaza at University, which became partially operational for financial reporting purposes in July 1997 and was 100% leased and occupied as of January 1, 1998.

         Rental property operating expenses increased approximately $511,000 and $636,000 for the three and six month 1998 periods, respectively, which increase was primarily related to the aforementioned increased occupancy and expansion of certain of the retail centers and Presbyterian Medical Plaza at University becoming operational.

         Development Income. Development income increased approximately $252,000 and $70,000 for the three and six month 1998 periods, respectively. The increase in the three month 1998 period is partially due to development fees recognized from two unconsolidated joint ventures; $245,000 from the Cousins LORET Venture, L.L.C. ("Cousins LORET") (see Note 5 of "Notes to Consolidated Financial Statements" in the Company's annual report on Form 10-K/A for the year ended December 31, 1997) and $182,000 from the Brad Cous Golf Venture, Ltd. (See Note 6 of "Notes to Consolidated Financial Statements" in the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1998). Also contributing to the increase was an increase of approximately $103,000 in development fees recognized from the fee development of Total Systems' corporate headquarters in Columbus, Georgia. The increase was partially offset by approximately $169,000 of development income recognized in the three month 1997 period from a retail center in Cuyahoga Falls, Ohio. No similar income was recognized in 1998.

         Management Fees. Management fees increased $73,000 and $129,000 for the three and six month 1998 periods, respectively. This increase is mainly due to the management fees recognized from Cousins LORET related to the Two Live Oak office building (see Note 5 of "Notes to Consolidated Financial Statements" in the Company's annual report on Form 10K/A for the year ended December 31, 1997).

         Leasing and Other Fees. Leasing and other fees increased approximately $427,000 and $824,000 for the three and six month 1998 periods, respectively. The increase in both the three and six month 1998 periods was due to approximately $432,000 in leasing fees related to the lease-up of the 4200 Wildwood Parkway Building. The increase in the six month 1998 period was also due to leasing fees recognized related to the lease-up of NationsBank Plaza (approximately $243,000), and The Pinnacle and Two Live Oak (approximately $219,000).

         Residential Lot and Outparcel Sales and Cost of Sales. Residential lot and outparcel sales increased approximately $1,166,000 and $3,362,000 for the three and six month 1998 periods, respectively. The increase in the three month 1998 period is due to residential lot sales increasing from 65 lots for the three month 1997 period to 92 lots for the three month 1998 period, which increased residential lot sales recognized by approximately $1,576,000. Partially offsetting this increase was one outparcel sale in the three month 1997 period for $410,000. No such outparcel sale occurred in the three month 1998 period.

         The increase in the six month 1998 period was primarily due to an increase in residential lot sales from 104 lots for the six month 1997 period to 176 lots for the six month 1998 period, which increased residential lot sales recognized by approximately $4,057,000. Partially offsetting the aforementioned increase was a decrease in outparcel sales recognized by CREC and one of its subsidiaries to $800,000 in the six month 1998 period from $1,494,000 in the six month 1997 period; there were two outparcel sales in 1998 and three outparcel sales in 1997.

         Residential lot and outparcel cost of sales increased approximately $1,079,000 and $3,312,000 for the three and six month 1998 periods, respectively, mainly due to increases in residential lot sales. This increase was partially offset by one less outparcel sale in 1998 as compared to 1997, as discussed above.

         Interest and Other Income. Interest and other income increased approximately $72,000 and $289,000 for the three and six month 1998 periods, respectively. The increase in the six month 1998 period was primarily due to an increase in interest income recognized from temporary investments. In the six months ended June 30, 1998, the Company recognized interest income on temporary investments made with the remaining proceeds from the December 1997 common stock offering of 2,150,000 shares (see Note 6 of "Notes to Consolidated Financial Statements" in the Company's annual report on Form 10-K/A for the year ended December 31, 1997). No similar amounts were invested in the six months ended June 30, 1997.

         Income from Unconsolidated Joint Ventures. (All amounts reflect the Company's share of joint venture income.) Income from unconsolidated joint ventures increased approximately $1,080,000 and $2,079,000 for the three and six month 1998 periods, respectively.

         Income from CSC Associates, L.P. increased approximately $362,000 and $744,000 for the three and six month 1998 periods, respectively, primarily due to the increase in rental income at NationsBank Plaza from a tenant whose increase in rental rate did not require straight-lining under Statement of Financial Accounting Standards No. 13, and the continued lease-up of the building.

         Income from Haywood Mall Associates increased approximately $162,000 and $420,000 for the three and six month 1998 periods, respectively, due to continued lease-up of the expansion of Haywood Mall.

         Income from Wildwood Associates increased approximately $295,000 and $515,000 in the three and six month 1998 periods, respectively. Income before depreciation, amortization and interest expense was favorably impacted by approximately  $262,000 and  $509,000 for the three and six month 1998  periods, respectively, due to the continued lease-up of the 2300 Windy Ridge Parkway, 2500 Windy Ridge Parkway and 3200 Windy Hill Road Buildings. Additionally, the 4200 Wildwood Parkway Building became operational in June 1998, which generated $69,000 of income before depreciation, amortization and interest expense in both the three and six month 1998 periods. An increase in interest capitalized to projects under development of approximately $117,000 also favorably impacted the results in the six month 1998 period. Partially offsetting the increase in income from Wildwood Associates in the six month 1998 period was an increase in interest expense before interest capitalization of approximately $174,000 primarily due to the completion of the financing of the 4100 and 4300 Wildwood Parkway Buildings on March 20, 1997.

         Income from Cousins LORET increased approximately $240,000 and $363,000 for the three and six month 1998 periods, respectively. Two Live Oak, a 278,000 rentable square foot office building owned by Cousins LORET, became partially operational for financial reporting purposes in October 1997 (see Note 5 of "Notes to Consolidated Financial Statements" in the Company's annual report on Form 10-K/A for the year ended December 31, 1997).

         General and Administrative Expenses. General and administrative expenses decreased approximately $195,000 and $382,000 for the three and six month 1998 periods, respectively. The decrease was primarily due to an increase in salaries and overhead being capitalized to a higher level of projects under development in 1998.

         Depreciation and Amortization. Depreciation and amortization increased approximately $126,000 and $295,000 for the three and six month 1998 periods, respectively. The increase was partially due to Presbyterian Medical Plaza at University becoming operational, as previously discussed, which contributed $78,000 and $155,000 of the increase for the three and six month 1998 periods, respectively. The increase is also partially due to increased depreciation and amortization of $106,000 and $110,000 for the three and six month 1998 periods, respectively, from 101 Independence Center due to increased depreciation and amortization upon completion of certain upgrades to the building. Partially offsetting the aforementioned increases was a decrease of approximately $142,000 and $270,000 for the three and six month 1998 periods, respectively, due to the sale of Lovejoy Station and Rivermont Station in July 1997.

         Stock Appreciation Right Expense (Credit). The stock appreciation right expense decreased approximately $245,000 to a credit of $118,000 for the three month 1998 period. The credit to stock appreciation right expense decreased approximately $84,000 to an expense of $80,000 for the six month 1998 period. This non-cash item is primarily related to the Company's stock price, which was $29.3125, $30.875 and $29.875 at December 31, 1997, March 31, 1998 and June 30,
1998,  respectively,  and $28.125, $27.25 and $27.75 at December 31, 1996, March
31, 1997 and June 30, 1997, respectively.

         Interest Expense. Interest expense decreased approximately $888,000 and $1,732,000 for the three and six month 1998 periods, respectively. Interest expense before capitalization increased to approximately $4,595,000 and $8,878,000 in 1998 from $4,299,000 and $8,545,000 in 1997 for the three and six month periods, respectively, due to higher debt levels. Offsetting this increase was an increase in interest capitalized to projects under development (a reduction of interest expense) to $1,864,000 and $3,335,000 in 1998 from $680,000 and $1,270,000 in 1997 for the three and six month periods, respectively.

         Property Taxes on Undeveloped Land. Property taxes on undeveloped land increased $273,000 and $236,000 for the three and six month 1998 periods, respectively. The increase in both periods is due to the favorable settlement of property tax appeals in the second quarter of 1997 on the Company's North Point land related to 1994, 1995 and 1996 tax years.

         Other Expenses. Other expenses decreased approximately $499,000 and $963,000 in the three and six month 1998 periods, respectively, due to a decrease in predevelopment expense.

         Benefit for Income Taxes from Operations. Benefit for income taxes from operations decreased $555,000 and $498,000 for the three and six month 1998 periods, respectively. The decrease in both periods was due to decreases in CREC and its subsidiaries' loss before provision for income taxes and gain on sale of investment properties of $1,649,000 and $1,147,000 for the three and six month 1998 periods, respectively. CREC and its subsidiaries' loss before income taxes and gain on sale of investment properties decreased due to the aforementioned decrease in predevelopment expense and increase in development fees in the three and six months 1998 periods. Certain development fees recorded on CREC and its subsidiaries' books are intercompany fee income which is eliminated in consolidation, but the tax effect is not, and such intercompany fees increased in both the three and six month 1998 periods.

         Gain on Sale of Investment Properties. Gain on sale of investment properties increased approximately $886,000 for the three month 1998 period and decreased approximately $739,000 for the six month 1998 period. The 1998 gain was from two parcels sold at the Company's North Point development: the March 1998 sale of 6 acres of land ($.6 million gain) and the April 1998 sale of approximately 23 acres ($1.0 million gain). The 1997 gain was from the January 1997 sale of 28 acres of land at the Company's North Point development ($2.4 million gain).



Liquidity and Capital Resources:
--------------------------------

         Financial Condition. The Company's debt (including its pro rata share of unconsolidated joint venture debt) was 31% of total market capitalization at June 30, 1998.

         The Company has development and acquisition projects in various planning stages. The Company currently intends to finance these projects, as well as the completion of projects currently under construction, using its existing lines of credit (increasing those lines of credit as required), long-term non-recourse financing on the Company's unleveraged projects, other financings, and the sale of common stock, warrants to purchase common stock and debt securities under a $200 million shelf registration statement the Company filed with the Securities and Exchange Commission in September 1996, of which approximately $132 million remains available at June 30, 1998. Also, two of the Company's unconsolidated joint ventures completed financings with two non-recourse mortgage note payables of $44 million and $70 million, respectively (Company's share $22 million and $35 million, respectively) (see Note 3). The Company also assumed a $10.6 million non-recourse mortgage note payable in connection with the acquisition of a medical office building (see Note 5).

         The Company from time to time evaluates opportunities and strategic alternatives, including but not limited to joint ventures, mergers and acquisitions and new private or publicly-owned entities created to hold existing assets and acquire new assets. These alternatives may also include sales of single or multiple assets when the Company perceives opportunities to capture value and redeploy proceeds or distribute proceeds to shareholders. The Company's consideration of these alternatives is part of its ongoing strategic planning process. There can be no assurance that any such alternative, if undertaken and consummated, would not materially adversely affect the Company or the market price of the Company's Common Stock.

         Cash Flows. Net cash provided by operating activities increased approximately $16.4 million in 1998. An increase of approximately $6.7 million in income before gain on sale of investment properties favorably impacted net cash provided by operating activities. Operating distributions from unconsolidated joint ventures increased approximately $1.1 million due primarily to an increase in distributions of $1.2 million from Haywood Mall and a $.4 million distribution received from Cousins LORET, partially offset by a decrease in distributions of approximately $.5 million from CSC Associates, L.P. Residential lot and outparcel cost of sales increased approximately $3.5 million due to increases in the number of residential lots sales in 1998. Cash flows from operating activities were also positively impacted by changes in other operating assets and liabilities, an increase of approximately $6 million.

         Net cash used in investing activities increased approximately $67.1 million in 1998 primarily due to an increase of approximately $59 million in property acquisition and development expenditures, as a result of the Company acquiring two properties in the six month 1998 period (see Notes 5 and 6) and having a higher level of projects under development. Investment in unconsolidated joint ventures increased approximately $18.0 million primarily due to contributions to Cousins LORET of approximately $16.5 million and to Brad Cous Golf Ventures, Ltd. of approximately $1.6 million, which are being used to fund the development of The Pinnacle and The Shops at World Golf Village, respectively. An increase in non-operating distributions from unconsolidated joint ventures of approximately $8 million partially offset the increase in net cash used in investing activities. The increase in non-operating distributions from unconsolidated joint ventures was due to an increase in distributions received from Wildwood Associates in 1998 of approximately $10.1 million, primarily due to the completion of financing of the 4200 Wildwood Parkway building (see Note 3), partially offset by a decrease of approximately $2.1 million in distributions from Norfolk Hotel Associates in 1998; all remaining assets of Norfolk Hotel Associates were distributed in 1997, and the venture was then liquidated. The change in other assets decreased approximately $1.7 million in 1998.

         Net cash provided by financing activities increased approximately $27.1 million in 1998, which was primarily attributable to an increase of approximately $23.2 million in the net amount drawn on the Company's line of credit. Partially offsetting the increase was a decrease of approximately $2.2 million in the proceeds received from common stock sold, net of expenses. An increase in the dividends paid per share to $.72 in 1998 from $.62 in 1997 and an increase in the number of shares outstanding also partially offset the increase in net cash provided by financing activities, as dividends paid increased approximately $4.7 million.

Supplemental Financial Information:
-----------------------------------

         Depreciation and amortization expense included the following components for the three and six months ended June 30, 1998 ($ in thousands):



                                                   Three Months Ended                     Six Months Ended
                                                      June 30, 1998                         June 30, 1998
                                           --------------------------------      ---------------------------------
                                                        Share of                              Share of
                                                     Unconsolidated                        Unconsolidated
                                           Company   Joint Ventures   Total      Company   Joint Ventures   Total
                                           -------   --------------   -----      -------   --------------   -----

         Furniture, fixtures and equipment $  118        $    1      $  119      $  238        $    1      $   239
         Deferred financing costs              --             3           3          --             6            6
         Goodwill and related business
           acquisition costs                   76            27         103         153            37          190
         Real estate related:
           Building (including tenant
              first generation)             3,276         2,706       5,982       6,470         5,221       11,691
           Tenant second generation           295           225         520         502           440          942
                                           ------        ------      ------      ------        ------      -------
                                           $3,765        $2,962      $6,727      $7,363        $5,705      $13,068
                                           ======        ======      ======      ======        ======      =======


         Exclusive of new developments and purchases of furniture, fixtures and equipment, the Company had the following capital expenditures during the three and six months ended June 30, 1998, including its share of unconsolidated joint ventures ($ in thousands):

                                                        Three Months Ended                   Six Months Ended
                                                           June 30, 1998                       June 30, 1998
                                                     ------------------------             -----------------------
                                                     Office   Retail    Total             Office  Retail    Total
                                                     ------   ------    -----             ------  ------    -----

         Second generation related costs              $375     $ --      $375              $473    $ --      $473
         Building improvements                          --       --        --                --      --        --
                                                      ----     ----      ----              ----    ----      ----
                                                      $375     $ --      $375              $473    $ --      $473
                                                      ====     ====      ====              ====    ====      ====


PART II.  OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K

                  (a)      Exhibits

                                     Financial Data Schedule

                   (aa)     Reports on Form 8-K

                           There were no reports on Form 8-K filed by the Registrant during the second quarter ended June 30, 1998.

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








August 13, 1998