Form 10-Q
period 1998-09-30
COUSINS PROPERTIES INC
filed 1998-11-12
CIK 25232

SECURITIES AND EXCHANGE COMMISSION


                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended September 30, 1998              Commission file number 0-3576






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


     At October 31, 1998, 31,711,195 shares of common stock of the Registrant were outstanding.




            COUSINS PROPERTIES INCORPORATED AND CONSOLIDATED ENTITIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                   ($ in thousands, except per share amounts)


                                                     September 30, December 31,
                                                         1998          1997
                                                     ------------- ------------

ASSETS
------
PROPERTIES:
   Operating properties, net of accumulated
     depreciation of $44,801 as of September 30,
     1998 and $33,617 at December 31, 1997             $370,154       $318,334
   Land held for investment or future development        15,988         27,948
   Projects under construction                          138,638         54,778
   Residential lots under development                     8,292         14,942
                                                       --------       --------
     Total properties                                   533,072        416,002
                                                       --------       --------

CASH AND CASH EQUIVALENTS, at cost which
   approximates market                                    1,058         32,694

NOTES AND OTHER RECEIVABLES                              56,727         38,464

INVESTMENT IN UNCONSOLIDATED JOINT VENTURES             111,857        120,198

OTHER ASSETS                                              9,519         10,381
                                                       --------       --------

       TOTAL ASSETS                                    $712,233       $617,739
                                                       ========       ========

LIABILITIES AND STOCKHOLDERS' INVESTMENT
----------------------------------------
NOTES PAYABLE                                          $302,583       $226,348

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES                 31,823         20,332

DEPOSITS AND DEFERRED INCOME                                850            385
                                                       --------       --------
       TOTAL LIABILITIES                                335,256        247,065
                                                       --------       --------

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS' INVESTMENT
   Common stock, $1 par value,  authorized
     50,000,000 shares; issued 31,711,195
     shares at September 30, 1998 and
     31,472,178 shares at December 31, 1997              31,711         31,472
   Additional paid-in capital                           240,543        234,237
   Cumulative undistributed net income                  104,723        104,965
                                                       --------       --------
       TOTAL STOCKHOLDERS' INVESTMENT                   376,977        370,674
                                                       --------       --------

       TOTAL LIABILITIES AND STOCKHOLDERS' INVESTMENT  $712,233       $617,739
                                                       ========       ========






The accompanying notes are an integral part of these consolidated balance sheets.



            COUSINS PROPERTIES INCORPORATED AND CONSOLIDATED ENTITIES
                        CONSOLIDATED STATEMENTS OF INCOME
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)
                   ($ in thousands, except per share amounts)

                                             Three Months        Nine Months
                                         Ended September 30, Ended September 30,
                                         ------------------- -------------------
                                            1998     1997       1998     1997
                                           -------  -------    -------  -------
REVENUES:
   Rental property revenues                $19,168  $15,386    $52,134  $46,390
   Development income                          803    1,081      2,327    2,535
   Management fees                             917      863      2,735    2,552
   Leasing and other fees                      538      197      1,552      387
   Residential lot and outparcel sales       5,198    3,737     13,972    9,149
   Interest and other                        1,039      969      3,011    2,652
                                           -------  -------    -------  -------
                                            27,663   22,233     75,731   63,665
                                           -------  -------    -------  -------
INCOME FROM UNCONSOLIDATED JOINT VENTURES    4,406    3,737     13,534   10,786

COSTS AND EXPENSES:
   Rental property operating expenses        5,039    3,685     13,181   11,191
   General and administrative expenses       3,495    3,403      9,460    9,750
   Depreciation and amortization             4,380    3,509     11,743   10,577
   Stock appreciation right (credit) expense  (183)     274       (103)     270
   Residential lot and outparcel cost
      of sales                               4,941    3,489     13,179    8,415
   Interest expense                          3,369    3,426      8,912   10,701
   Property taxes on undeveloped land          221      245        670      458
   Other                                         4      353        113    1,425
                                           -------  -------    -------  -------
                                            21,266   18,384     57,155   52,787
                                           -------  -------    -------  -------
INCOME FROM OPERATIONS BEFORE INCOME TAXES  10,803    7,586     32,110   21,664

EXPENSE (BENEFIT) FOR INCOME TAXES FROM
   OPERATIONS                                   66     (314)       (41)    (919)

INCOME BEFORE GAIN ON SALE OF
   INVESTMENT PROPERTIES                    10,737    7,900     32,151   22,583

GAIN ON SALE OF INVESTMENT PROPERTIES,
   NET OF APPLICABLE INCOME TAX PROVISION       --    2,974      1,657    5,370
                                           -------  -------    -------  -------
NET INCOME                                 $10,737  $10,874    $33,808  $27,953
                                           =======  =======    =======  =======

WEIGHTED AVERAGE SHARES                     31,628   29,223     31,556   29,137
                                           =======  =======    =======  =======
BASIC NET INCOME PER SHARE                 $   .34  $   .37    $  1.07  $   .96
                                           =======  =======    =======  =======
ADJUSTED WEIGHTED AVERAGE SHARES            32,070   29,672     32,016   29,558
                                           =======  =======    =======  =======
DILUTED NET INCOME PER SHARE               $   .33  $   .37    $  1.06  $   .95
                                           =======  =======    =======  =======
CASH DIVIDENDS DECLARED PER SHARE          $   .36  $   .31    $  1.08  $   .93
                                           =======  =======    =======  =======






The accompanying notes are an integral part of these consolidated statements.




            COUSINS PROPERTIES INCORPORATED AND CONSOLIDATED ENTITIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)
                                ($ in thousands)

                                                          1998         1997
                                                        --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Income before gain on sale of investment
     properties                                         $ 32,151     $ 22,583
   Adjustments to reconcile income before gain on
     sale of investment properties to net cash
     provided by operating activities:
       Depreciation and amortization                      11,743       10,577
       Stock appreciation right expense                                                      (103)             270
       Cash charges to expense accrual for stock
         appreciation rights                                (201)        (778)
       Effect of recognizing rental revenues on a
         straight-line basis                                (250)        (347)
       Income from unconsolidated joint ventures         (13,534)     (10,786)
       Operating distributions from unconsolidated
         joint ventures                                   18,739       17,397
       Residential lot and outparcel cost of sales        12,740        7,918
       Changes in other operating assets and
         liabilities:
           Change in other receivables                      (951)       1,656
           Change in accounts payable and
             accrued liabilities                           6,213          153
                                                        --------     --------
Net cash provided by operating activities                 66,547       48,643
                                                        --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Gain on sale of investment properties, net of
     applicable income tax provision                       1,657        5,370
   Adjustments to reconcile gain on sale of
     investment properties to net cash provided
     by sales activities:
       Cost of sales                                       1,200       15,675
   Property acquisition and development expenditures    (125,259)     (53,219)
   Non-operating distributions from unconsolidated
     joint ventures                                       22,617       14,670
   Investment in unconsolidated joint ventures,
     including interest capitalized to equity
     investments                                         (19,481)      (3,266)
   Investment in notes receivable                        (18,834)      (5,587)
   Collection of notes receivable                          1,428          883
   Change in other assets, net                               370         (525)
                                                        --------     --------
Net cash used in investing activities                   (136,302)     (25,999)
                                                        --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from line of credit                          139,578       87,957
   Repayment of line of credit                           (68,705)    (109,257)
   Dividends paid                                        (34,051)     (27,067)
   Proceeds from other notes payable                          --       25,000
   Common stock sold, net of expenses                      6,545        5,851
   Repayment of other notes payable                       (5,248)      (5,321)
                                                        --------     --------
Net cash provided by (used in) financing activities       38,119      (22,837)
                                                        --------     --------
NET DECREASE IN CASH AND CASH EQUIVALENTS                (31,636)        (193)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD          32,694        1,598
                                                        --------     --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD              $  1,058     $  1,405
                                                        ========     ========




The accompanying notes are an integral part of these consolidated statements.


            COUSINS PROPERTIES INCORPORATED AND CONSOLIDATED ENTITIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (UNAUDITED)

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

         The Consolidated Financial Statements were prepared by the Company without audit, but in the opinion of management reflect all adjustments necessary for the fair presentation of the Company's financial position as of September 30, 1998, and results of operations for the three and nine month periods ended September 30, 1998 and 1997. Results of operations for the interim 1998 period are not necessarily indicative of results expected for the full year. While certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, the Company believes that the disclosures herein are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in the Company's annual report on Form 10-K/A for the year ended December 31, 1997. The accounting policies employed are the same as those shown in Note 1 to the Consolidated Financial Statements included in such Form 10-K/A. Certain 1997 amounts have been reclassified to conform with the 1998 presentation.

2.   SUPPLEMENTAL INFORMATION CONCERNING CASH FLOWS
---------------------------------------------------

         Interest (net of $5,259,000 and $2,111,000 capitalized in 1998 and 1997, respectively) and income taxes paid were as follows for the nine months ended September 30, 1998 and 1997 ($ in thousands):

                                                  1998         1997
                                                 ------      -------

                  Interest paid                  $8,897      $10,720
                  Income taxes paid              $  110      $    46

         During the nine months ended September 30, 1998, approximately $29,939,000 was transferred from Projects Under Construction to Operating Properties and approximately $14,115,000 was transferred from Land Held for Investment or Future Development to Projects Under Construction. In June 1998, in conjunction with the acquisition of Northside/Alpharetta I, a mortgage note payable of approximately $10,610,000 was assumed.

         At September 30, 1998, cash and cash equivalents included approximately $806,000 which is restricted under a municipal bond indenture.

3.   NOTES PAYABLE AND INTEREST EXPENSE

         At September 30, 1998 and December 31, 1997, notes payable included the following ($ in thousands):

                                        September 30, 1998                         December 31, 1997
                             -------------------------------------    ---------------------------------------
                                             Share of                                  Share of
                                          Unconsolidated                            Unconsolidated
                               Company    Joint Ventures    Total       Company     Joint Ventures    Total
                               -------    --------------    -----       -------     --------------    -----
Floating Rate Lines
   of Credit                  $ 70,874      $     --     $ 70,874      $     --       $     --      $     --
Other Debt
   (primarily non-recourse
     fixed rate mortgages)     231,709       162,743      394,452       226,348        133,446       359,794
                              --------      --------     --------      --------       --------      --------
                              $302,583      $162,743     $465,326      $226,348       $133,446      $359,794
                              ========      ========     ========      ========       ========      ========

         Cousins LORET Venture, L.L.C. completed the $70 million non-recourse financing of The Pinnacle in May 1998 which is expected to be fully funded by December 1998. This non-recourse mortgage note payable has an interest rate of 7.11% and a term of twelve years.

         Effective in October 1998, the Company increased its line of credit to a maximum of $150 million up from $100 million. Additionally, in October 1998, the Company completed the financing of Lakeshore Park Plaza with a $10.8 million non-recourse mortgage note payable at an interest rate of 6.78% and a term of ten years.

         For the three and nine months ended September 30, 1998, interest expense was recorded as follows ($ in thousands):

                                        Three Months Ended                          Nine Months Ended
                                        September 30, 1998                         September 30, 1998
                               -------------------------------------     ------------------------------------
                                             Share of                                   Share of
                                          Unconsolidated                             Unconsolidated
                               Company    Joint Ventures      Total      Company     Joint Ventures    Total
                               -------    --------------     ------      -------     --------------   -------

     Interest Expensed         $3,369        $2,480          $5,849      $ 8,912         $6,643       $15,555
     Interest Capitalized       1,924           597           2,521        5,259          1,653         6,912
                               ------        ------          ------      -------         ------       -------
                               $5,293        $3,077          $8,370      $14,171         $8,296       $22,467
                               ======        ======          ======      =======         ======       =======

         During the third quarter of 1998, interest was capitalized related to the Company's and the Company's share of unconsolidated joint venture projects under construction which had an average balance of approximately $159 million.



4.  EARNINGS PER SHARE DATA
---------------------------

         Weighted average shares and adjusted weighted average shares are as follows (in thousands):

                                          Three Months Ended  Nine Months Ended
                                             September 30,      September 30,
                                          ------------------  -----------------
                                             1998     1997      1998     1997
                                            ------   ------    ------   ------
   Weighted average shares                  31,628   29,223    31,556   29,137
   Dilutive potential common shares            442      449       460      421
                                            ------   ------    ------   ------
   Adjusted weighted average shares         32,070   29,672    32,016   29,558
                                            ======   ======    ======   ======

   Anit-dilutive options not included          570       --       570       --
                                            ======   ======    ======   ======

PART I.  FINANCIAL INFORMATION
------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for the Three and Nine Months Ended September 30, 1998 and 1997.

Results of Operations:
----------------------

         Rental Property Revenues and Operating Expenses. Rental property revenues were approximately $3,782,000 and $5,744,000 higher in the three and nine month 1998 periods, respectively. Rental property revenues from the Company's office portfolio increased approximately $1,749,000 and $2,246,000 in the three and nine month 1998 periods, respectively. The increase was partially due to the acquisition of Lakeshore Park Plaza in June 1998, which contributed $665,000 and $718,000 to the increase in the three and nine month 1998 periods, respectively. The increase was also partially due to an increase of approximately $617,000 and $808,000 for the three and nine month 1998 periods, respectively, from 333 North Point Center East, which became partially operational in June 1998. Additionally, Grandview II became partially operational for financial reporting purposes in August 1998, which contributed $285,000 in both the three and nine month 1998 periods. Rental property revenues increased approximately $262,000 for the nine month 1998 period from 200 North Point Center East, which became partially operational for financial reporting purposes in November 1996 and therefore was in the lease-up phase in the nine month 1997 period.

         Rental property revenues from the Company's retail portfolio increased approximately $1,248,000 and $1,956,000 in the three and nine month 1998 periods, respectively. The increase was partially due to approximately $420,000 and $1,012,000 in the three and nine month 1998 periods, respectively, from Abbotts Bridge Station, which became partially operational for financial reporting purposes in February 1998. Additionally, Laguna Niguel Promenade became partially operational in July 1998, which contributed approximately $350,000 to both the three and nine month 1998 increases. Rental property revenues increased approximately $134,000 and $226,000 at North Point MarketCenter and approximately $119,000 and $419,000 at Presidential MarketCenter for the three and nine month periods, respectively, due to expansions of both of these centers. The increase in the nine month 1998 period was also partially due to increases at Greenbrier MarketCenter ($331,000) and Los Altos MarketCenter ($310,000) as these centers, which became partially operational for financial reporting purposes in October 1996 and November 1996, respectively, were in the lease-up phase in the nine month 1997 period. Additionally, rental property revenues also increased for the nine month 1998 period by approximately $169,000 due to the completion of Mansell Crossing Phase II in May 1997 and approximately $100,000 due to increased occupancy at Colonial Plaza MarketCenter. The overall increase in rental property revenues was partially offset by a decrease for the nine month 1998 period in rental property revenues of approximately $450,000 from Lovejoy Station and approximately $644,000 from Rivermont Station, both of which were sold in July 1997.

         Rental property revenues from the Company's medical office portfolio increased approximately $787,000 and $1,544,000 in the three and nine month 1998 periods, respectively, primarily due to the acquisition of Northside/Alpharetta I in June 1998, which contributed approximately $694,000 and $791,000 of the increase for the three and nine month 1998 periods, respectively. Presbyterian Medical Plaza at University which became partially operational for financial reporting purposes in July 1997 and was 100% leased and occupied as of January 1, 1998, contributed approximately $94,000 and $752,000 of the increase for the three and nine month 1998 periods, respectively.

         Rental property operating expenses increased approximately $1,354,000 and $1,990,000 for the three and nine month 1998 periods, respectively, which increase was primarily related to the aforementioned retail centers and office buildings becoming operational, the expansion of certain of the retail centers and the June 1998 acquisitions of Lakeshore Park Plaza and Northside/Alpharetta
I. The increase for the nine month period was partially offset by decreases of approximately $91,000 and $108,000 from Lovejoy Station and Rivermont Station, both of which were sold in July 1997.

         Development Income. Development income decreased approximately $278,000 and $208,000 in the three and nine month 1998 periods, respectively. Development income recognized by the Company's retail division from third party retail developments decreased approximately $614,000 and $1,468,000 in the three and nine month 1998 periods. Development income received from the Dusseldorf project also decreased approximately $235,000 and $120,000 for the three and nine month 1998 periods, respectively. Further contributing to the decrease in the nine month 1998 period was a decrease in development income recognized of approximately $302,000 from the 4200 Wildwood Parkway Building.

         Partially offsetting the aforementioned decreases were increases in development fees recognized from two unconsolidated joint ventures: approximately $247,000 and $757,000 for the three and nine month 1998 periods, respectively, from the Cousins LORET Venture, L.L.C. ("Cousins LORET") (see Note 5 of "Notes to Consolidated Financial Statements" in the Company's annual report on Form 10-K/A for the year ended December 31, 1997) and approximately $182,000 and $484,000 for the three and nine month periods, respectively, from the Brad Cous Golf Venture, Ltd. ("Brad Cous") (see Note 6 of "Notes to Consolidated Financial Statements" in the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1998). Also partially offsetting the decrease in the nine month 1998 period was an increase of approximately $282,000 in development fees recognized from the fee development of Total Systems' corporate headquarters in Columbus, Georgia.

         Management Fees. Management fees increased approximately $183,000 in the nine month 1998 period. The increase was mainly due to the management fees recognized from Cousins LORET related to the Two Live Oak office building (see
Note 5 of "Notes to Consolidated Financial Statements" in the Company's annual report on Form 10-K/A for the year ended December 31, 1997).

         Leasing and Other Fees. Leasing and other fees increased approximately $341,000 and $1,165,000 in the three and nine month 1998 periods, respectively. The increases were due to leasing fees recognized related to the lease-up of NationsBank Plaza (approximately $106,000 and $350,000 in the three and nine month periods, respectively), and The Pinnacle and Two Live Oak (approximately $152,000 and $371,000 in the three and nine month periods, respectively). Also, the increase in the nine month 1998 period was due to approximately $432,000 in leasing fees recognized related to the lease-up of the 4200 Wildwood Parkway Building.

         Residential Lot and Outparcel Sales and Cost of Sales. Residential lot and outparcel sales increased approximately $1,461,000 and $4,823,000 in the three and nine month 1998 periods, respectively. The increase in the three month 1998 period was due to residential lot sales increasing from 68 lots in the three month 1997 period to 111 lots in the three month 1998 period, which increased residential lot sales recognized by approximately $2,586,000. Partially offsetting this increase was two outparcel sales recognized in the three month 1997 period for approximately $1,125,000. No outparcel sales occurred in the three month 1998 period.

         The increase in the nine month 1998 period was primarily due to an increase in residential lot sales from 170 lots in the nine month 1997 period to 287 lots in the nine month 1998 period, which increased residential lot sales recognized by approximately $6,642,000. Partially offsetting the aforementioned increase was a decrease in outparcel sales recognized by CREC and one of its subsidiaries to $800,000 in the nine month 1998 period from $2,619,000 in the nine month 1997 period; there were two outparcel sales in 1998 and five outparcel sales in 1997.

         Residential lot and outparcel cost of sales increased approximately $1,452,000 and $4,764,000 in the three and nine month 1998 periods, respectively, mainly due to the aforementioned increases in residential lot sales. Both 1998 periods were negatively impacted by a $350,000 writedown of one residential development because of changes in lot sales price assumptions. The increase in the nine month 1998 period was partially offset by three less outparcel sales in 1998 as compared to 1997, as discussed above.

         Interest and Other Income. Interest and other income increased approximately $359,000 in the nine month 1998 period. This increase was primarily due to interest income of approximately $272,000 recognized from a note receivable from Cousins LORET. The Company began lending funds in June 1998 to Cousins LORET at a slightly higher rate than its borrowing costs. The Company will continue to lend funds until December 1998, when Cousins LORET will draw funds from the $70 million financing of The Pinnacle office building (see Note
3).

         Income from Unconsolidated Joint Ventures. (All amounts reflect the Company's share of joint venture income.) Income from unconsolidated joint ventures increased approximately $669,000 and $2,748,000 in the three and nine month 1998 periods, respectively.

         Income from CSC Associates, L.P. increased approximately $375,000 and $1,119,000 in the three and nine month 1998 periods, respectively, primarily due to the increase in rental income at NationsBank Plaza from a tenant whose increase in rental rate did not require straight-lining under Statement of Financial Accounting Standards No. 13, and the continued lease-up of the building.

         Income from Haywood Mall Associates increased approximately $128,000 and $548,000 in the three and nine month 1998 periods, respectively, due to continued lease-up of the expansion of Haywood Mall.

         Income from Cousins LORET increased approximately $239,000 and $602,000 in the three and nine month 1998 periods, respectively. Two Live Oak, a 278,000 rentable square foot office building owned by Cousins LORET, became partially operational for financial reporting purposes in October 1997 (see Note 5 of "Notes to Consolidated Financial Statements" in the Company's annual report on Form 10-K/A for the year ended December 31, 1997).

         Income from Wildwood Associates increased approximately $442,000 in the nine month 1998 period. Income before depreciation, amortization and interest expense was favorably impacted by approximately $819,000 due to the continued lease-up of the 2300 Windy Ridge Parkway, 2500 Windy Ridge Parkway and 3200 Windy Hill Road Buildings. Additionally, the 4200 Wildwood Parkway Building became operational in June 1998, which generated approximately $278,000 of income before depreciation, amortization and interest expense. Partially offsetting the increase in income from Wildwood Associates was an increase in interest expense before interest capitalization of approximately $235,000 due to the completion of the financing of the 4100 and 4300 Wildwood Parkway Buildings in March 1997 and approximately $381,000 due to the completion of financing of the 4200 Wildwood Parkway Building in June 1998.

         General and Administrative Expenses. General and administrative expenses decreased approximately $290,000 in the nine month 1998 period. The decrease was primarily due to an increase in salaries and overhead being capitalized to a higher level of projects under development in 1998.

         Depreciation and Amortization. Depreciation and amortization increased approximately $871,000 and $1,166,000 in the three and nine month 1998 periods, respectively. The increases in both 1998 periods were partially due to 333 North Point Center East, Presbyterian Medical Plaza at University, Grandview II, Abbotts Bridge Station and Laguna Niguel Promenade becoming operational. Additionally, the June 1998 acquisitions of Lakeshore Park Plaza and Northside/Alpharetta I contributed to the increase in the three and nine month 1998 periods. Partially offsetting the aforementioned increases was a decrease of approximately $270,000 for the nine month 1998 period due to the sales of Lovejoy Station and Rivermont Station in July 1997.

         Stock Appreciation Right (Credit) Expense. The stock appreciation right expense decreased approximately $457,000 and $373,000 to a credit of $183,000 and $103,000 in the three and nine month 1998 periods, respectively. This non-cash item is primarily related to the Company's stock price, which was $29.3125, $29.875 and $28.0625 at December 31, 1997, June 30, 1998 and September
30, 1998,  respectively,  and $28.125, $27.75 and $29.9375 at December 31, 1996,
June 30, 1997 and September 30, 1997, respectively.

         Interest Expense. Interest expense decreased approximately $1,789,000 in the nine month 1998 period. Interest expense before capitalization increased in the nine month period to approximately $14,171,000 in 1998 from $12,812,000 in 1997 due to higher debt levels. Offsetting the increase in the nine month period was an increase in interest capitalized to projects under development (a reduction of interest expense) to $5,259,000 in 1998 from $2,111,000 in 1997.

         Property Taxes on Undeveloped Land. Property taxes on undeveloped land increased $212,000 in the nine month 1998 period. The increase was due to the favorable settlement of property tax appeals in the second quarter of 1997 on the Company's North Point land related to 1994, 1995 and 1996 tax years.

         Other Expenses. Other expenses decreased approximately $349,000 and $1,312,000 in the three and nine month 1998 periods, respectively, due to a decrease in predevelopment expense.

         Benefit for Income Taxes from Operations. Benefit for income taxes from operations decreased $380,000 to an expense of $66,000 in the three month 1998 period. Benefit for income taxes from operations decreased approximately $878,000 in the nine month 1998 period. The decrease in both 1998 periods was due to decreases in CREC and its subsidiaries' loss before provision for income taxes and gain on sale of investment properties of $1,021,000 and $2,166,000 in the three and nine month 1998 periods, respectively. CREC and its subsidiaries' loss before income taxes and gain on sale of investment properties decreased due to the aforementioned decrease in predevelopment expense, increases in both residential lot sales and development fees in the three and nine month 1998 periods. Certain development fees recorded on CREC and its subsidiaries' books are intercompany fee income which is eliminated in consolidation, but the tax effect is not, and such intercompany fees increased in both the three and nine month 1998 periods.

         Gain on Sale of Investment Properties. Gain on sale of investment properties decreased approximately $2,974,000 and $3,713,000 in the three and nine month 1998 periods, respectively. The 1998 gain was from two parcels sold at the Company's North Point development: the March 1998 sale of 6 acres of land ($.6 million gain) and the April 1998 sale of approximately 23 acres ($1.0 million gain). The 1997 gain was from the January 1997 sale of 28 acres of land at the Company's North Point development ($2.4 million gain) and from the July 1997 sale of Rivermont Station and Lovejoy Station, two Atlanta neighborhood retail centers ($3.0 million gain).



Liquidity and Capital Resources:
--------------------------------

         Financial Condition. The Company's debt (including its pro rata share of unconsolidated joint venture debt) was 34% of total market capitalization at September 30, 1998.

         The Company has development and acquisition projects in various planning stages. The Company currently intends to finance these projects, as well as the completion of projects currently under construction, using its existing lines of credit (one of which was increased effective October 1998 to a maximum of $150 million from $100 million (see Note 3)); long-term non-recourse financing on the Company's unleveraged projects, other financings, and the sale of common stock, warrants to purchase common stock and debt securities under a $200 million shelf registration statement the Company filed with the Securities and Exchange Commission in September 1996, of which approximately $132 million remains available at September 30, 1998. The Company completed a $10.8 long-term non-recourse financing in October 1998 (see Note 3).

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

         Cash Flows. Net cash provided by operating activities increased approximately $17.9 million in 1998. An increase of approximately $9.6 million in income before gain on sale of investment properties favorably impacted net cash provided by operating activities. Operating distributions from unconsolidated joint ventures increased approximately $1.3 million primarily due to an increase in distributions of $1.7 million from Haywood Mall and a $.4 million distribution received from Cousins LORET, partially offset by a decrease in distributions of approximately $.9 million from CSC Associates, L.P. Residential lot and outparcel cost of sales increased approximately $4.8 million due to increases in the number of residential lots sold in 1998. Cash flows from operating activities were also positively impacted by changes in other operating assets and liabilities, an increase of approximately $3.5 million.

         Net cash used in investing activities increased approximately $110.3 million in 1998 primarily due to an increase of approximately $72 million in property acquisition and development expenditures, as a result of the Company acquiring two properties in 1998 and having a higher level of projects under development. Also contributing to the increase in cash used in investing activities was a decrease of approximately $18.2 million in 1998 in gain on sale of investment properties, including cost of sales. Investment in unconsolidated joint ventures increased approximately $16.2 million primarily due to contributions to Cousins LORET of approximately $13.6 million and to Brad Cous of approximately $3.0 million, which are being used to fund the development of The Pinnacle and The Shops at World Golf Village, respectively. Investment in notes receivable increased by approximately $13.2 million due to the aforementioned note receivable from Cousins LORET. An increase in non-operating distributions from unconsolidated joint ventures of approximately $7.9 million partially offset the increase in net cash used in investing activities. The increase in non-operating distributions from unconsolidated joint ventures was due to an increase in distributions received from Wildwood Associates in 1998 of approximately $10.1 million, primarily due to the completion of financing of the 4200 Wildwood Parkway building, partially offset by a decrease of approximately $2.1 million in distributions from Norfolk Hotel Associates in 1998; all remaining assets of Norfolk Hotel Associates were distributed in 1997, and the venture was then liquidated.

         Net cash provided by financing activities increased approximately $61 million in 1998, which was primarily attributable to an increase of approximately $92.2 million in the net amount drawn on the Company's line of credit. An increase in the dividends paid per share to $1.08 in 1998 from $.93 in 1997 and an increase in the number of shares outstanding also partially offset the increase in net cash provided by financing activities, as dividends paid increased approximately $7 million. Also partially offsetting the increase was a decrease in proceeds from other notes payable of $25 million. In July 1997, the Company completed the $25 million financing of the 100 and 200 North Point Center East Buildings. No similar financing occurred in 1998.

Year 2000
---------

         The "Year 2000 issue" is the result of certain computer systems being written using two digits rather than four to define the applicable year. Therefore, certain computer systems may not recognize a year that begins with a "20" rather than a "19." This could result in system failures which could cause disruptions of operations. The Company has completed its initial assessment of the impact of the Year 2000 issue on its business and operations and has identified the areas which rely on computer systems and may be potentially impacted, which include the systems utilized in the operations of its real estate properties and in the processing of its accounting data.

         The Company has significantly completed an inventory of the computer systems being utilized in its existing operating real estate properties to determine if they will be adversely affected by the Year 2000 issue. Such systems include, but are not limited to, heating and air conditioning controls, elevator controls, fire alarms and security devices. Certain of these systems are being replaced, upgraded or modified as deemed necessary, the cost of which is not expected to be material.

         The Company is currently in the process of upgrading its accounting software to a version that its software vendor has certified to be Year 2000 compliant. The Company expects to have the installation of the upgrade completed by the first quarter of 1999. The hardware used to run the accounting software is Year 2000 compliant. The cost of the upgrades to the accounting software is not expected to be material.

         The Company is also surveying all material third party vendors to determine their Year 2000 compliance status and receiving certificates, where possible, as to their compliancy. No estimates can be made as to any potential adverse impact resulting from the failure of any third party vendor or service provider to be Year 2000 compliant.

         To date, the cost to analyze and prepare for the Year 2000 issue has not been material. The Company does not currently anticipate the need for a contingency plan. There can be no assurance that the Company will be able to identify and correct all aspects of the effect of the Year 2000 issue on the Company. However, the Company does not currently expect the Year 2000 issue will have a material impact on the Company's business, operations or financial condition.

     Certain matters pertaining to the Year 2000 are forward-looking statements within the meaning of the federal securities laws and are subject to uncertainties and risks, including, but not limited to, general economic conditions, local real estate conditions, interest rates, the Company's ability to obtain favorable financing, and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission, included in the Form 10-Q for the quarter ended March 31, 199

Supplemental Financial Information:
-----------------------------------

     Depreciation and amortization expense included the following components for the three and nine months ended September 30, 1998 ($ in thousands):



                                                   Three Months Ended                     Nine Months Ended
                                                   September 30, 1998                    September 30, 1998
                                           --------------------------------      --------------------------------
                                                        Share of                              Share of
                                                     Unconsolidated                        Unconsolidated
                                           Company   Joint Ventures   Total      Company   Joint Ventures   Total
                                           -------   --------------   -----      -------   --------------   -----

         Furniture, fixtures and equipment  $  132       $   --      $  132      $   370       $    1     $   371
         Deferred financing costs               --            7           7           --           13          13
         Goodwill and related business
           acquisition costs                    81           15          96          234           52         286
         Real estate related:
           Building (including tenant
              first generation)              3,900        2,773       6,673       10,370        7,994      18,364
           Tenant second generation            267           94         361          769          534       1,303
                                            ------       ------      ------      -------       ------     -------

                                            $4,380       $2,889      $7,269      $11,743       $8,594     $20,337
                                            ======       ======      ======      =======       ======     =======


         Exclusive of new developments and purchases of furniture, fixtures and equipment, the Company had the following capital expenditures during the three and nine months ended September 30, 1998, including its share of unconsolidated joint ventures ($ in thousands):

                                                       Three Months Ended            Nine Months Ended
                                                       September 30, 1998            September 30, 1998
                                                     -----------------------
                                                     Office  Retail    Total      Office  Retail    Total
                                                     ------  ------    -----      ------  ------    -----

         Second generation related costs              $288    $ 45     $333        $761    $ 45     $806
         Building improvements                          --      --       --          --      --       --
                                                      ----    ----     ----        ----    ----     ----
                                                      $288    $ 45     $333        $761    $ 45     $806
                                                      ====    ====     ====        ====    ====     ====


PART II.  OTHER INFORMATION
---------------------------

Item 6.           Exhibits and Reports on Form 8-K
                  --------------------------------
                  (a)      Exhibits
                           --------
                           27  Financial Data Schedule

                  (b) Reports on Form 8-K
                      -------------------
                           There were no reports on Form 8-K filed by the Registrant during the third quarter ended September 30, 1998.

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



                                             COUSINS PROPERTIES INCORPORATED
                                             Registrant



                                             /s/ Kelly H. Barrett
                                             --------------------------------
                                             Kelly H. Barrett
                                             Senior Vice President - Finance
                                             (Authorized Officer)
                                             (Principal Accounting Officer)








November 12, 1998