Form 10-K
period 1998-12-31
COUSINS PROPERTIES INC
filed 1999-03-29
CIK 25232

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998       Commission file number 2-20111

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

     As of March 10, 1999, 32,038,802 common shares were outstanding; and the aggregate market value of the common shares of Cousins Properties Incorporated held by nonaffiliates was $718,485,091.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents have been incorporated by reference into the designated Part of this Form 10-K:
     Registrant's  Proxy Statement             Part III, Items 10, 11, 12 and 13
        dated March 29, 1999
     Registrant's Annual Report to             Part II, Items 5, 6, 7 and 8
        Stockholders for the year
        ended December 31, 1998

                                     PART I
                                     ------

Item 1.     Business
--------------------
         Corporate Profile
         Cousins Properties Incorporated (the "Registrant" or "Cousins") is a Georgia corporation, which since 1987 has elected to be taxed as a real estate investment trust ("REIT"). Cousins Real Estate Corporation ("CREC"), a taxable entity consolidated with the Registrant, owns, develops, and manages a portion of the Registrant's real estate portfolio. Cousins MarketCenters, Inc. ("CMC") is a subsidiary of CREC which develops retail shopping centers. The Registrant, together with CREC, CMC and their other consolidated entities, is hereafter referred to as the "Company."
         Cousins is an Atlanta-based, fully integrated, self administered equity real estate investment trust. The Company has extensive experience in the real estate industry, including the acquisition, financing, development, management and leasing of properties. Cousins has been a public company since 1962, and its common stock trades on the New York Stock Exchange. The Company owns a portfolio of well-located, high-quality retail, office, medical office and land development projects and holds several tracts of strategically located undeveloped land. The strategies employed to achieve the Company's investment goals include the development of properties which are substantially precommitted to quality tenants; maintaining high levels of occupancy within owned properties; the selective sale of assets and the acquisition of quality income-producing properties at attractive prices. The Company also seeks to be opportunistic and take advantage of normal real estate business cycles.
         Unless otherwise indicated, the notes referenced in the discussion below are the "Notes to Consolidated Financial Statements" included in the financial section of the Registrant's 1998 Annual Report to Stockholders.


















         Brief Description of Company Investments
         Office.  As  of  March  15,  1999,  the  Company  owns,   directly  and
indirectly, equity interests of at least 50% (excluding One Ninety One Peachtree
Tower) in the following twenty-eight commercial office buildings:
                                    Company's
                                            Metropolitan            Rentable         Ownership       Percent
           Property Description                 Area               Square Feet       Interest        Leased
           --------------------             ------------           -----------       --------        ------
         101 Independence Center          Charlotte, NC               522,000            100%           98%
         101 Second Street                San Francisco, CA           390,000            100% (b)       62% (a)
         LA Cellular Headquarters         Los Angeles, CA             217,000            100% (b)      100% (a)
         Lakeshore Park Plaza             Birmingham, AL              193,000            100% (b)      100%
         3100 Windy Hill Road             Atlanta, GA                 188,000            100%          100%
         333 John Carlyle                 Washington, D.C.            153,000            100%           68% (a)
         555 North Point Center East      Atlanta, GA                 148,000            100%           (a)
         615 Peachtree Street             Atlanta, GA                 145,000            100%           59%
         333 North Point Center East      Atlanta, GA                 129,000            100%           96%
         600 University Park Place        Birmingham, AL              123,000            100% (b)       (a)
         3301 Windy Ridge Parkway         Atlanta, GA                 106,000            100%          100%
         First Union Tower                Greensboro, NC              319,000          59.68%           95%
         Grandview II                     Birmingham, AL              149,000          59.68%           97%
         200 North Point Center East      Atlanta, GA                 130,000          59.68%          100%
         100 North Point Center East      Atlanta, GA                 128,000          59.68%          100%
         NationsBank Plaza                Atlanta, GA               1,260,000             50%           98%
         Gateway Village                  Charlotte, NC               976,000             50%          100% (a)
         3200 Windy Hill Road             Atlanta, GA                 685,000             50%           91%
         2300 Windy Ridge Parkway         Atlanta, GA                 634,000             50%          100%
         The Pinnacle                     Atlanta, GA                 424,000             50%           71% (a)
         2500 Windy Ridge Parkway         Atlanta, GA                 314,000             50%           95%
         Two Live Oak                     Atlanta, GA                 278,000             50%           98%
         4200 Wildwood Parkway            Atlanta, GA                 260,000             50%          100%
         Ten Peachtree Place              Atlanta, GA                 259,000             50%          100%
         John Marshall-II                 Washington, D.C.            224,000             50%          100%
         4300 Wildwood Parkway            Atlanta, GA                 150,000             50%          100%
         4100 Wildwood Parkway            Atlanta, GA                 100,000             50%          100%
         One Ninety One Peachtree Tower   Atlanta, GA               1,215,000            9.8%           97%
                                                                    ---------
                                                                    9,819,000
                                                                    =========

         (a) Under construction and/or in lease-up.
         (b) These projects are actually owned in ventures in which a portion of
             the  upside  is  shared  with  the  other   venturer.   See  "Major
             Properties"  -  "Cousins/Daniel   LLC,"  "101  Second  Street"  and
             "CommonWealth/Cousins I, LLC" where discussed.




         The  weighted  average  leased  percentage  of these  office  buildings
(excluding all non-operational properties currently under construction and/or in lease-up and One Ninety One Peachtree Tower, as it is less than 50% owned by the Company) was approximately 96% as of March 15, 1999 and the leases expire as follows:

                                                                                                               2008
                                                                                                                &
                   1999      2000      2001      2002      2003      2004      2005       2006      2007    Thereafter     Total
                   ----      ----      ----      ----      ----      ----      ----       ----      ----    ----------     -----
OFFICE
------
Consolidated:
-------------
Square Feet
  Expiring (d)     26,992   135,293   116,970    28,763   232,476    86,585    114,900   187,955          0    276,620  1,206,554(b)
% of Leased Space      2%       11%       10%        2%       19%        7%        10%       16%         0%        23%       100%
Annual Base
  Rent (a)        236,326 1,206,539 1,326,747   303,773 2,784,428 1,165,468  1,524,442 2,947,134          0  5,831,535 17,326,392
Annual Base
  Rent/Sq. Ft.(a)    8.76      8.92     11.34     10.56     11.98     13.46      13.27     15.68          0      21.08      14.36


Joint Venture:
--------------
Square Feet
  Expiring (d)     52,207   218,727   564,444   437,557   335,631  193, 778    600,826   403,726    583,058  1,367,422  4,757,376(c)
% of Leased Space      1%        5%       12%        9%        7%        4%        13%        8%        12%        29%       100%
Annual Base
  Rent (a)        892,846 3,895,296 7,898,739 8,151,483 5,897,440 3,729,341 11,402,783 7,224,245 15,093,689 31,446,694 95,632,556
Annual Base
  Rent/Sq. Ft. (a)  17.10     17.81     13.99     18.63     17.57     19.25      18.98     17.89      25.89      23.00      20.10


Total (including only Company's % share of Joint Venture Properties):
---------------------------------------------------------------------
Square Feet
  Expiring (d)     47,265   192,802   336,051   235,715   397,796   163,302    377,209   381,381    291,529    889,337  3,312,387
% of Leased Space      1%        6%       10%        7%       12%        5%        11%       12%         9%        27%       100%
Annual Base
  Rent (a)        593,935 2,277,195 4,244,468 4,170,953 5,694,797 2,659,094  6,487,264 6,418,530  7,546,845 20,294,572 60,387,653
Annual Base
  Rent/Sq. Ft. (a)  12.57     11.81     12.63     17.69     14.32     16.28      17.20     16.83      25.89      22.82      18.23

(a)Annual base rent excludes the operating expense reimbursement portion of the rent payable. If the lease does not provide for pass through of such operating expense reimbursements, an estimate of operating expenses is deducted from the rental rate shown. The base rental rate shown is the estimated rate in the year of expiration. Amounts disclosed are in dollars.
(b)Rentable square feet leased as of March 15, 1999 out of 1,283,000 total rentable square feet.
(c)Rentable square feet leased as of March 15, 1999 out of 5,315,000 total rentable square feet.
(d)Where a tenant has the option to cancel its lease without penalty, the lease expiration date used in the table above reflects the cancellation option date rather than the lease expiration date.

         The weighted average remaining lease term of these twenty office buildings was approximately 8 years as of March 15, 1999. Most of the Company's leases in these buildings provide for pass through of operating expenses, and base rents which escalate over time.
         Retail. As of March 15, 1999, the Company's retail portfolio includes the following twelve properties:

                                                                        Rentable         Company's
                                              Metropolitan             Square Feet       Ownership     Percent
              Property Description                Area               (Company Owned)     Interest      Leased
              --------------------            ------------           ---------------     ---------     -------
         Colonial Plaza MarketCenter      Orlando, FL                    489,000            100%          94%
         The Avenue of the Peninsula      Rolling Hills Estates, CA      385,000            100%          (a)
         Presidential MarketCenter        Atlanta, GA                    354,000 (b)        100%          99%
         The Avenue East Cobb             Atlanta, GA                    241,000            100%          (a)
         Perimeter Expo                   Atlanta, GA                    176,000            100%         100%
         Laguna Niguel Promenade          Laguna Niguel, CA              154,000            100%          94%
         Greenbrier MarketCenter          Chesapeake, VA                 493,000          59.68%         100%
         North Point MarketCenter         Atlanta, GA                    401,000          59.68%         100%
         Los Altos MarketCenter           Long Beach, CA                 157,000          59.68%         100%
         Mansell Crossing Phase II        Atlanta, GA                    103,000          59.68%         100%
         Haywood Mall                     Greenville, SC                 330,000             50%          96%
         The Shops at World Golf Village  St. Augustine, FL               80,000             50%          (a)
                                                                       ---------
                                                                       3,363,000
                                                                       =========
         (a)  Under construction, redevelopment and/or in lease-up.
         (b)  Includes 14,000 square feet not yet constructed.





         The weighted  average  leased  percentage  of these  retail  properties
(excluding  all   non-operational   properties   currently  under  construction,
redevelopment  and/or in lease-up and Haywood Mall) was  approximately 98% as of
March 15, 1999, and the leases expire as follows:
                                                                                                               2008
                                                                                                                &
                   1999      2000      2001      2002      2003      2004      2005       2006      2007    Thereafter     Total
                   ----      ----      ----      ----      ----      ----      ----       ----      ----    ----------     -----

RETAIL
------
Consolidated:
-------------
Square Feet
  Expiring         18,055    46,215    35,070    66,577    29,743    59,128     12,725     91,345    68,774    679,988  1,107,620(b)
% of Leased Space      2%        4%        3%        6%        3%        5%         1%         8%        6%        62%       100%
Annual Base
  Rent (a)        363,052   589,189   650,726 1,094,197   890,500   782,624    237,545    856,354   702,801  9,842,124 16,009,112
Annual Base
  Rent/Sq. Ft. (a)  20.11     12.75     18.56     16.44     29.94     13.24      18.67       9.37     10.22      14.47      14.45


Joint Venture:
--------------
Square Feet
  Expiring         32,066   22,711     30,119    40,098    22,800     5,900     35,000   113,000      7,553    851,009  1,160,256(c)
% of Leased Space      3%       2%         3%        3%        2%        1%         3%       10%         1%        72%       100%
Annual Base
  Rent (a)        646,227   243,046   397,658   695,754   283,223    75,000    350,000 1,557,092    293,968 11,054,163 15,596,131
Annual Base
  Rent/Sq. Ft. (a)  20.15     10.70     13.20     17.35     12.42     12.71      10.00     13.78      38.92      12.99      13.44


Total (including only Company's % share of Joint Venture Properties):
----------------------------------------------------------------------
Square Feet
  Expiring (d)     21,743    48,827    38,534    71,188    32,365    59,807     16,750   104,340     69,643    777,852  1,241,049
% of Leased Space      2%        4%        3%        6%        3%        5%         1%        8%         6%        62%       100%
Annual Base
  Rent (a)        437,368   617,139   696,457 1,174,209   923,071   791,249    277,795 1,035,420    736,607 11,113,352 17,802,667
Annual Base
  Rent/Sq. Ft. (a)  20.12     12.64     18.07     16.49     28.52     13.23      16.58      9.92      10.58      14.29      14.34

(a)Annual base rent excludes the operating expense reimbursement portion of the rent payable and any percentage rents due. If the lease does not provide for pass through of such operating expense reimbursements, an estimate of operating expenses is deducted from the rental rate shown. The base rental rate shown is the estimated rate in the year of expiration. Amounts disclosed are in dollars.
(b)Gross leasable area leased as of March 15, 1999 out of 1,173,000 total gross leasable area. (c) Gross leasable area leased as of March 15, 1999 out of 1,154,000 total gross leasable area.

         The weighted average remaining lease term of these eight retail properties was approximately 16 years as of March 15, 1999. All of the major tenant leases in these retail properties have lease terms of 10 years or more from the date of initial occupancy and provide for pass through of operating expenses and base rents which escalate over time.
         Medical Office. As of March 15, 1999, the Company owned the following five medical office properties:

                                                                                     Company's
                                           Metropolitan              Rentable        Ownership       Percent
            Property Description               Area                 Square Feet      Interest        Leased
            --------------------           ------------             -----------      ---------       -------

         Northside/Alpharetta II          Atlanta, GA                 198,000            100%           44% (a)
         Meridian Mark Plaza              Atlanta, GA                 159,000            100%           78% (a)
         Northside/Alpharetta I           Atlanta, GA                 100,000            100%          100%
         AtheroGenics                     Atlanta, GA                  50,000            100%          100% (a)
         Presbyterian Medical Plaza
           at University                  Charlotte, NC                69,000          59.68%          100%
                                                                      -------
                                                                      576,000
                                                                      =======
         (a) Under construction and/or in lease-up.

         The weighted average leased percentage of the medical office buildings (excluding all properties currently under construction and/or in lease-up) was 100% as of March 15, 1999 and the leases expire as follows:

                                                                                                               2008
                                                                                                                &
                   1999      2000      2001      2002      2003      2004      2005       2006      2007    Thereafter     Total
                   ----      ----      ----      ----      ----      ----      ----       ----      ----    ----------     -----

MEDICAL OFFICE
--------------
Consolidated:
-------------
Square Feet
  Expiring         20,627    12,154        0     4,290     9,970    15,215       4,677         0          0     33,067    100,000(b)
% of Leased Space     21%       12%       0%        4%       10%       15%          5%        0%         0%        33%       100%
Annual Base
  Rent (a)        295,379   190,089        0    68,426   166,898   261,698      81,146         0          0    812,543  1,876,179
Annual Base
  Rent/Sq. Ft. (a)  14.32     15.64        0     15.95     16.74     17.20       17.35         0          0      24.57      18.76


Joint Venture:
--------------
Square Feet
  Expiring              0         0        0     1,397         0         0       3,445         0     23,359     40,503     68,704(c)
% of Leased Space      0%        0%       0%        2%        0%        0%          5%        0%        34%        59%       100%
Annual Base
  Rent (a)              0         0        0    20,552         0         0      56,498         0    379,817    772,362  1,229,229
Annual Base
  Rent/Sq. Ft. (a)      0         0        0     14.71         0         0       16.40         0      16.26      19.07      17.89


Total (including only Company's % share of Joint Venture Properties):
---------------------------------------------------------------------
Square Feet
  Expiring         20,627    12,154        0     4,451     9,970    15,215       5,073         0      2,686     39,903    110,079
% of Leased Space     19%       11%       0%        4%        9%       14%          5%        0%         2%        36%       100%
Annual Base
  Rent (a)        295,379   190,089        0    70,786   166,898   261,698      87,643         0     43,679    901,368  2,017,540
Annual Base
  Rent/Sq. Ft. (a)  14.32     15.64        0     15.90     16.74     17.20       17.28         0      16.26      22.59      18.33

(a)Annual base rent excludes the operating expense reimbursement portion of the rent payable and any percentage rents due. If the lease does not provide for pass through of such operating expense reimbursements, an estimate of operating expenses is deducted from the rental rate shown. The base rental rate shown is the estimated rate in the year of expiration. Amounts disclosed are in dollars.
(b)Rentable square feet leased as of March 15, 1999 out of 100,000 total rentable square feet. (c) Rentable square feet leased as of March 15, 1999 out of 69,000 total rentable square feet.

         The weighted average remaining lease term of the two medical office buildings (excluding buildings currently under construction and lease-up) was approximately 9 years as of March 15, 1999. The Company's leases in these buildings provide for pass through of operating expenses and base rents which escalate over time.
         Other. The Company's other real estate holdings include equity interests in approximately 410 acres of strategically located land held for investment and future development at North Point and Wildwood Office Park, the option to acquire the fee simple interest in approximately 11,000 acres of land through its Temco Associates joint venture, and two mortgage notes for approximately $25 million which are secured by a 250,000 square foot office building in Washington, D.C. The terms of these two notes have some of the characteristics of an equity investment, and should provide a comparable return on investment (see Note 3).
         The Company's joint venture partners include either the company as named or an affiliate of the company named and are as follows: IBM, The Coca-Cola Company ("Coca-Cola"), Bank of America Corporation ("Bank of America"), The Prudential Insurance Company of America ("Prudential"), Simon Property Group, Temple-Inland Inc., Cornerstone Properties, Inc., American General Corporation, and CarrAmerica Realty Corporation.
         The success of the Company's operations is dependent upon such unpredictable factors as the availability of satisfactory financing; general and local economic conditions; the activity of others developing competitive projects; the cyclical nature of the real estate industry; and zoning, environmental impact, and other government regulations.
         Refer to Item 2 hereof for a more detailed description of the Company's real estate properties. Significant Changes in 1998 Significant changes in the Company's business and properties during the year ended
December 31, 1998 were as follows:
         Office Division. In January 1998, the Company purchased the land for, and commenced construction of, 333 John Carlyle, an approximately 153,000 rentable square foot office building in suburban Washington, D.C. In May 1998, the Company commenced construction of 555 North Point Center East, an approximately 148,000 rentable square foot office building in suburban Atlanta, Georgia. This office building is being built on land the Company already owned which is adjacent to the Company's three other office buildings, 100, 200 and 333 North Point Center East.
         In June 1998, the Company acquired Lakeshore Park Plaza, an approximately 193,000 rentable square foot office building and also purchased the land for, and commenced construction of, 600 University Park Place, an approximately 123,000 rentable square foot office building. Both of these office buildings are located in Birmingham, Alabama.
         Also in June 1998, 333 North Point Center East, an approximately 129,000 rentable square foot office building in suburban Atlanta, Georgia and 4200 Wildwood Parkway, a 260,000 rentable square foot office building in suburban Atlanta, Georgia owned by Wildwood Associates, became partially operational for financial reporting purposes. In July 1998, Charlotte Gateway Village, LLC commenced construction on Gateway Village, an approximately 976,000 rentable square foot office building in Charlotte, North Carolina (see Note 5). In August 1998, Grandview II, an approximately 149,000 rentable square foot office building in Birmingham, Alabama became partially operational for financial reporting purposes.
         In August 1998, the Company commenced construction of LA Cellular Headquarters, an approximately 217,000 rentable square foot office building in suburban Los Angeles, California.
         Retail Division. In January 1998, Abbotts Bridge Station, an approximately 83,000 square foot neighborhood retail center in suburban Atlanta, Georgia became partially operational for financial reporting purposes. In
February 1998, Brad Cous Golf Venture, Ltd., purchased the land for, and commenced construction of, The Shops at World Golf Village, an approximately 80,000 square foot retail center located adjacent to the PGA Hall of Fame in St. Augustine, Florida (see Note 5).
         Also in February 1998, the Company purchased The Shops at Palos Verdes, located in Rolling Hills Estates, California, in the greater Los Angeles metropolitan area. This approximately 355,000 square foot center includes existing retail space and a parking deck. The Company plans to redevelop and remerchandise the project into an approximately 385,000 square foot open-air, high-end specialty center, to be named The Avenue of the Peninsula. In April 1998, the Company purchased the land for, and commenced construction of, The Avenue East Cobb, an approximately 241,000 square foot open-air, high-end speciality center in suburban Atlanta, Georgia. In July 1998, Laguna Niguel Promenade, an approximately 154,000 square foot retail center in Laguna Niguel, California became partially operational for financial reporting purposes.
         Medical Office Division. In June 1998, the Company acquired Northside/Alpharetta I, an approximately 100,000 rentable square foot medical office building in suburban Atlanta, Georgia. Construction also commenced in June 1998 of Northside/Alpharetta II, an approximately 198,000 rentable square foot medical office building. In July 1998, the Company commenced construction of AtheroGenics, an approximately 50,000 rentable square foot office and laboratory building, located in suburban Atlanta, Georgia, on land the Company already owned.
         Financings. Effective June 30, 1998, the Company extended the maturity of its $100 million line of credit from June 30, 1998 to June 29, 1999. The line is unsecured and bears interest tied to the Federal Funds rate. Effective in October 1998, the Company increased the line of credit to a maximum of $150 million. The Company had $11,120,000 of borrowings under the line as of December 31, 1998.
         During 1998 three new financings were completed and one mortgage note payable was assumed. In May 1998, Cousins LORET Venture, L.L.C. completed the $70 million non-recourse financing of The Pinnacle at an interest rate of 7.11% and a term of twelve years. This financing was completely funded on December 30, 1998. In June 1998, Wildwood Associates completed the financing of the 4200 Wildwood Parkway Building with a $44 million non-recourse mortgage note payable at an interest rate of 6.78% and a term of fifteen and three-quarters years. Also in June 1998, the Company assumed a $10.6 million non-recourse mortgage note payable pursuant to the acquisition of the Northside/Alpharetta I medical office building. This mortgage note payable has an interest rate of 7.70% and a remaining term of eight years. In October 1998, the Company completed the financing of Lakeshore Park Plaza with a $10.9 million non-recourse mortgage note payable at an interest rate of 6.78% and a term of ten years.
         In November 1998, the Company formed a venture with The Prudential Insurance Company of America ("Prudential") whereby the Company contributed four office properties, four retail properties and one medical office property and Prudential contributed cash (see Note 5).
         Subsequent Events

         Subsequent to year-end, on February 1, 1999, CREC sold Abbotts Bridge Station, an approximately 83,000 square foot neighborhood retail center in suburban Atlanta, Georgia for $15.7 million, which was approximately $5.0 million over the cost of the center. Including depreciation recapture of approximately $.3 million and net of an income tax provision of approximately $2.2 million, the net gain on the sale was approximately $3.1 million.
         Executive Offices
         The Registrant's executive offices are located at 2500 Windy Ridge Parkway, Suite 1600, Atlanta, Georgia 30339-5683. At December 31, 1998, the Company employed approximately 230 people.

Item 2.     Properties
Table of Major Properties
         The following tables set forth certain information relating to major office, retail and medical office properties, stand alone retail lease sites, and land held for investment and future development in which the Company has a 50% or greater ownership interest. All information presented is as of December 31, 1998, except leasing information which is as of March 15, 1999. Dollars are stated in thousands.



                                                                         Percentage
Description,               Year                               Rentable     Leased      Average                               Major
 Location               Development               Company's  Square Feet    as of       1998       Major Tenants (lease     Tenants'
    and                  Completed  Joint Venture Ownership   and Acres   March 15,   Economic      expiration/options      Rentable
 Zip Code               or Acquired    Partner    Interest    as Noted      1999      Occupancy         expiration)         Sq. Feet
------------            ----------- ------------- ---------  ----------- ----------   ---------    --------------------     --------
Office
------
Wildwood Office Park:
  Suburban Atlanta, GA
   2300 Windy
   Ridge Parkway
   30339-5671              1987          IBM          50%      634,000     100%           99%    IBM (2002/2012)             240,430
                                                              12 Acres                           Profit Recovery Group        73,626
                                                                                                   (2005/2010)(2)
                                                                                                 Manhattan Associates, LLC    63,296
                                                                                                   (2002/2007)
                                                                                                 Computer Associates          62,445
                                                                                                   (2005/2010)
                                                                                                 Financial Services           56,932
                                                                                                   Corporation (2006/2011)(2)
                                                                                                 Chevron USA (2005)(2)        51,415
   2500 Windy
   Ridge Parkway
   30339-5683              1985          IBM          50%      314,000      95%           96%    Coca-Cola Enterprises Inc.  165,180
                                                               8 Acres                             (2003/2008)
   3200 Windy
   Hill Road
   30339-5609              1991          IBM          50%      685,000      91%           97%    IBM (2001/2011)(3)          440,139
                                                              15 Acres                           W.H. Smith Inc.              41,858
                                                                                                   (2002/2007)
   3301 Windy Ridge
   Parkway
   30339-5685              1984          N/A         100%      106,000     100%          100%    Indus International, Inc.   106,000
                                                              10 Acres                             (2003/2008)
   3100 Windy Hill
   Road
   30339-5605              1983          N/A         100%(5)   188,000     100%          100%    IBM (2006)                  188,000
                                                              13 Acres

                             Adjusted
                             Cost and
                             Adjusted
                             Cost Less                       Debt
Description,               Depreciation                    Maturity
 Location                      and                           and
    and                    Amortization       Debt         Interest
 Zip Code                      (1)           Balance         Rate
------------               -------------     -------       ---------

Office
------
Wildwood Office Park:
  Suburban Atlanta, GA
   2300 Windy
   Ridge Parkway
   30339-5671                $ 77,185       $ 67,885         12/1/05
                                            $ 52,617           7.56%








   2500 Windy
   Ridge Parkway
   30339-5683               $ 29,892        $ 24,102        12/15/05
                            $ 19,072                           7.45%
   3200 Windy
   Hill Road
   30339-5609               $ 83,879        $ 68,668          1/1/07
                            $ 62,564                           8.23%
                                                                                                   (2002/2007)
   3301 Windy Ridge
   Parkway
   30339-5685               $ 10,546        $      0             N/A
                            $  6,249
   3100 Windy Hill
   Road
   30339-5605               $ 17,005(5)     $      0             N/A
                            $ 15,645(5)




                                                                         Percentage
Description,               Year                               Rentable     Leased      Average                               Major
 Location               Development               Company's  Square Feet    as of       1998       Major Tenants (lease     Tenants'
    and                  Completed  Joint Venture Ownership   and Acres   March 15,   Economic      expiration/options      Rentable
 Zip Code               or Acquired    Partner    Interest    as Noted      1999      Occupancy         expiration)         Sq. Feet
------------            ----------- ------------- ---------  ----------- ----------   ---------    --------------------     --------

Office (Continued)
------------------
   4100 and 4300
   Wildwood Parkway
   30339-8400              1996          IBM          50%      250,000     100%          100%    Georgia-Pacific             250,000
                                                              13 Acres                             Corporation (2012/2017)
                                                                                                   (6)(7)
   4200 Wildwood Parkway
   30339-8402              1997          IBM          50%      260,000     100%        28%(8)    General Electric            260,000
                                                               8 Acres                             (4)(2014/2024)

NationsBank Plaza
  Atlanta, GA
  30308-2214               1992  Bank of America (4)  50%(9) 1,260,000      98%           94%    Bank of America (4)         572,742
                                                               4 Acres                             (2012/2042)
                                                                                                 Ernst & Young LLP           211,211
                                                                                                   (2007/2017)(10)
                                                                                                 Troutman Sanders            201,320
                                                                                                   (2007/2017)
                                                                                                 Paul Hastings
                                                                                                   (2012/2017)(10)            92,224
                                                                                                 Hunton & Williams            91,103
                                                                                                   (2004/2009)
Gateway Village
  Charlotte, NC
   28202-9999              (12)  Bank of America (4)  50%      976,000     100%          (12)    Bank of America 976,000       (12)
                                                               8 Acres                             (2015/2035)(12)
First Union Tower
  Greensboro, NC
  27401-2167               1990      Prudential    59.68%(9)   319,000      95%           94%    Smith Helms Mullis &         70,360
                                                                1 Acre                             Moore (2010/2015)
                                                                                                 First Union Bank (4)         62,622
                                                                                                   (2009/2019)
                                                                                                 Halstead Industries          60,253
                                                                                                   (2000/2005)
Ten Peachtree Place
  Atlanta, GA
  30309-3814               1991     Coca-Cola (4)     50%(9)   259,000     100%          100%    Coca-Cola (4)(2001/2006)    259,000
                                                               5 Acres
John Marshall-II
  Suburban
   Washington, D.C.
   22102-3802              1996  CarrAmerica Realty   50%      224,000     100%          100%    Booz-Allen & Hamilton       224,000
                                  Corporation (4)             3 Acres                             (2011/2016)


                             Adjusted
                             Cost and
                             Adjusted
                             Cost Less                       Debt
Description,               Depreciation                    Maturity
 Location                      and                           and
    and                    Amortization       Debt         Interest
 Zip Code                      (1)           Balance         Rate
------------               -------------     -------       ---------
Office (Continued)
------------------
   4100 and 4300
   Wildwood Parkway
   30339-8400                $ 29,914       $ 29,258          4/1/12
                             $ 27,454                          7.65%

   4200 Wildwood Parkway
   30339-8402                $ 33,222       $ 44,000          3/31/14
                             $ 32,971                           6.78%
NationsBank Plaza
  Atlanta, GA
  30308-2214                 $222,665       $      0(11)     N/A (11)
                             $178,663







Gateway Village
  Charlotte, NC
   28202-9999                  (12)         $      0              N/A

First Union Tower
  Greensboro, NC
  27401-2167                 $ 53,000 (13)  $      0              N/A
                             $ 52,223




Ten Peachtree Place
  Atlanta, GA
  30309-3814                 $ 23,474       $ 18,444     11/30/01(14)
                             $ 19,180                           8.00%
John Marshall-II
  Suburban
   Washington, D.C.
   22102-3802                $ 29,194       $ 23,014           4/1/13
                             $ 25,885                           7.00%




                                                                         Percentage
Description,               Year                               Rentable     Leased      Average                               Major
 Location               Development               Company's  Square Feet    as of       1998       Major Tenants (lease     Tenants'
    and                  Completed  Joint Venture Ownership   and Acres   March 15,   Economic      expiration/options      Rentable
 Zip Code               or Acquired    Partner    Interest    as Noted      1999      Occupancy         expiration)         Sq. Feet
------------            ----------- ------------- ---------  ----------- ----------   ---------    --------------------     --------
Office (Continued)
------------------
100 North Point Center East
  Suburban Atlanta, GA
  30022-4885               1995      Prudential     59.68%(9)  128,000     100%        100%      Schweitzer-Mauduit           39,739
                                                               7 Acres                           International, Inc.
                                                                                                   (2001/2007)
                                                                                                 Green Tree Financial         21,914
                                                                                                   (2006/2011)(6)
200 North Point Center East
   Suburban Atlanta, GA
   30022-4885              1996      Prudential     59.68%(9)  130,000     100%          100%    Alltel Telecom Information   60,029
                                                               9 Acres                             Services, Inc. (2000/2001)
                                                                                                 Motorola, Inc. (2001/2011)   26,897
                                                                                                 APAC Teleservices, Inc.      22,409
                                                                                                   (2004/2009)
333 North Point Center East
  Suburban Atlanta, GA
  30022-8274               1998          N/A         100%      129,000      96%       80%(16)    Alltel Telecom (2003)        48,559
                                                               9 Acres                           J.C. Bradford (2005/2010)    22,222
555 North Point Center East
  Suburban Atlanta, GA
  30022-8274               (12)          N/A         100%      148,000     (12)          (12)    (12)                           (12)
                                                              10 Acres
615 Peachtree Street
  Atlanta, GA
  30308-2312               1996          N/A         100%      145,000      59%          75%     Wachovia (4)(2001/2007)      51,561
                                                               2 Acres
101 Independence Center
  Charlotte, NC
  28246-1000               1996          N/A         100%      522,000      98%           94%    Bank of America (4)         359,796
                                                               2 Acres                             (2008/2028)(17)
                                                                                                 Robinson Bradshaw & Hinson,  82,218
                                                                                                   P.A. (2004/2009)
                                                                                                 Ernst & Young LLP
                                                                                                   (2001/2006)                45,060
333 John Carlyle
  Suburban Washington, D.C.
  22314-9999               (12)          N/A         100%      153,000      68%(12)        (12)  A.T. Kearney                 87,455
                                                                1 Acre                             (2009/2019)(12)
101 Second Street
  San Francisco, CA
  94105-3601               (12)     Myers Second     100%(9)   390,000      62%(12)        (12)  Arthur Andersen LLP         129,480
                                   Street Company            .63 Acres                             (2009/2014)(12)
                                         LLC                                                     Thelen, Reid & Priest       115,000
                                                                                                   (2012/2022)(12)




                             Adjusted
                             Cost and
                             Adjusted
                             Cost Less                       Debt
Description,               Depreciation                    Maturity
 Location                      and                           and
    and                    Amortization       Debt         Interest
 Zip Code                      (1)           Balance         Rate
------------               -------------     -------       ---------
Office (Continued)
------------------
100 North Point Center East
  Suburban Atlanta, GA
  30022-4885                 $ 24,332 (13)  $ 12,259 (15)     8/1/07
                             $ 23,933                          7.86%



200 North Point Center East
   Suburban Atlanta, GA
   30022-4885                $ 21,718 (13)  $ 12,259 (15)     8/1/07
                             $ 21,412                          7.86%



333 North Point Center East
  Suburban Atlanta, GA
  30022-8274                 $ 13,163       $      0             N/A
                             $ 12,630
555 North Point Center East
  Suburban Atlanta, GA
  30022-8274                 $      0                            N/A

615 Peachtree Street
  Atlanta, GA
  30308-2312                 $ 11,969       $      0             N/A
                             $ 10,817
101 Independence Center
  Charlotte, NC
  28246-1000                 $ 73,920       $ 48,254         11/1/07
                             $ 68,065                          8.22%



333 John Carlyle
  Suburban Washington, D.C.
  22314-9999                $ 21,632        $      0            N/A
                                (12)
101 Second Street
  San Francisco, CA
  94105-3601                $ 31,606        $      0            N/A
                                (12)






                                                                         Percentage
Description,               Year                               Rentable     Leased      Average                               Major
 Location               Development               Company's  Square Feet    as of       1998       Major Tenants (lease     Tenants'
    and                  Completed  Joint Venture Ownership   and Acres   March 15,   Economic      expiration/options      Rentable
 Zip Code               or Acquired    Partner    Interest    as Noted      1999      Occupancy         expiration)         Sq. Feet
------------            ----------- ------------- ---------  ----------- ----------   ---------    --------------------     --------
Office (Continued)
------------------
Two Live Oak
  Atlanta, GA
  30326-1234               1997         LORET         50%    278,000       98%           92%    IMS Health Incorporated       75,484
                                 Holdings, L.L.L.P.          2 Acres                              (2007/2017)
                                                                                                Chubb & Son, Inc. (4)         48,520
                                                                                                  (2007/2017)
The Pinnacle
  Atlanta, GA
  30326-1234               (12)         LORET         50%    424,000     71%(12)        (12)    Merrill Lynch (2008/2013)     54,283
                                 Holdings, L.L.L.P.          4 Acres                            PaineWebber (2013/2018)(6)    47,631
                                                                                                A.T. Kearney (2009/2019)      47,566
Lakeshore Park Plaza
  Birmingham, AL
  35209-6719               1998     Daniel Realty    100%(9) 193,000     100%          100%     Infinity Insurance (2005)     91,302
                                       Company               12 Acres                           TCI Southeast (2003)          20,625
600 University Park Place
  Birmingham, AL
  35209-9999               (12)     Daniel Realty    100%(9) 123,000     (12)          (12)     (12)                            (12)
                                      Company                10 Acres
Grandview II
  Birmingham, AL
  35243-1930               1998      Prudential    59.68%(9) 149,000      97%       33%(18)     Protective Life               65,164
                                                             8 Acres                              (2005/2011)(19)
                                                                                                Daniel Realty Company (2008)  23,440
LA Cellular Headquarters
  Suburban Los Angeles, CA
  90703-9998               (12)     CommonWealth     100%(9) 217,000     100%(12)       (12)    LA Cellular (2015/2030)(12)  217,000
                                    Pacific, LLC             9 Acres (20)

Retail Centers and Malls
Haywood Mall
  Greenville, SC
  29607-2749             1977/1995      Simon         50%    1,256,000       99%         94%    Sears (22)                      N/A
                                      Property               86 acres    overall          of    J.C. Penney (22)                N/A
                                        Group                of which      6% of        owned   Rich's (22)                     N/A
                                                             330,000 and   owned                Belk (22)                       N/A
                                                             21 acres are                       Dillard's (22)                  N/A
                                                             owned (21)




                             Adjusted
                             Cost and
                             Adjusted
                             Cost Less                       Debt
Description,               Depreciation                    Maturity
 Location                      and                           and
    and                    Amortization       Debt         Interest
 Zip Code                      (1)           Balance         Rate
------------               -------------     -------       ---------
Office (Continued)
------------------
Two Live Oak
  Atlanta, GA
  30326-1234                 $ 48,235       $ 29,766        12/31/09
                             $ 45,244                           7.9%


The Pinnacle
  Atlanta, GA
  30326-1234                 $ 73,959       $ 70,000        12/31/09
                                 (12)                          7.11%

Lakeshore Park Plaza
  Birmingham, AL
  35209-6719                 $ 15,623       $ 10,856         11/1/08
                             $ 15,425                          6.78%
600 University Park Place
  Birmingham, AL
  35209-9999                      N/A       $      0             N/A

Grandview II
  Birmingham, AL
  35243-1930                 $ 23,000 (13)  $      0             N/A
                             $ 22,879
LA Cellular Headquarters
  Suburban Los Angeles, CA
  90703-9998                     (12)       $      0             N/A


Retail Centers and Malls
------------------------
Haywood Mall
  Greenville, SC
  29607-2749                 $ 51,027      $       0             N/A
                             $ 34,608









                                                                         Percentage
Description,               Year                               Rentable     Leased      Average                               Major
 Location               Development               Company's  Square Feet    as of       1998       Major Tenants (lease     Tenants'
    and                  Completed  Joint Venture Ownership   and Acres   March 15,   Economic      expiration/options      Rentable
 Zip Code               or Acquired    Partner    Interest    as Noted      1999      Occupancy         expiration)         Sq. Feet
------------            ----------- ------------- ---------  ----------- ----------   ---------    --------------------     --------
Retail Centers and Malls (Continued)
------------------------------------
Perimeter Expo
  Atlanta, GA
  30338-1519               1993          N/A         100%      291,000     100%          100%    The Home Depot Expo (22)        N/A
                                                              19 acres    overall          of    Marshalls (2014/2029)        36,598
                                                              of which    100% of     Company    Best Buy (2014/2029)         36,000
                                                           176,000 and    Company       owned    Linens `N Things (2014/2024) 30,351
                                                          10 acres are     owned                 Office Max (2013/2033)       23,500
                                                              owned by                           The Sport Shoe (2004/2014)   14,348
                                                           the Company                           Gap's Old Navy Store         13,939
                                                                                                   (2002/2012)
North Point MarketCenter
Suburban
   Atlanta, GA
   30202-4889            1994/1995   Prudential    59.68%(9)   517,000     100%          100%    Target (22)                     N/A
                                                         60 Acres (23)                           Babies "R" Us (2011/2031)    50,275
                                                              of which                           Media Play (2010/2025)       48,884
                                                            401,000 and                          Marshalls (2010/2025)        40,000
                                                          49 acres are                           Rhodes (2011/2021)           40,000
                                                              owned by                           Linens `N Things             35,000
                                                           the Venture                             (2005/2025)
                                                                                                 United Artists (2014/2034)   34,733
                                                                                                 Circuit City (2015/2030)     33,420
                                                                                                 PETsMART (2009/2029)         25,465
                                                                                                 Gap's Old Navy Store         20,000
                                                                                                   (2000/2010)
Presidential MarketCenter
  Suburban
   Atlanta, GA
   30278-2149            1994/1996       N/A         100% 471,000 (24)   99% (24)    97% (24)    Target (22)                     N/A
                                                              66 acres    overall          of    Publix Super Market          56,146
                                                              of which   99% (24)     Company      (2019/2044)
                                                          354,000 (24)  of Company      owned    Carmike Cinemas (4)          44,565
                                                          and 49 acres     owned                   (2023/2033)
                                                             are owned                           MJDesigns (4 (24)(2011/2026) 37,957
                                                                by the                           Bed, Bath & Beyond           35,127
                                                               Company                             (2008/2024)
                                                                                                 T.J. Maxx (2004/2014)        32,000
                                                                                                 Office Depot, Inc.           31,628
                                                                                                   (2011/2026)
                                                                                                 Marshalls (2010/2025)        30,000






                             Adjusted
                             Cost and
                             Adjusted
                             Cost Less                       Debt
Description,               Depreciation                    Maturity
 Location                      and                           and
    and                    Amortization       Debt         Interest
 Zip Code                      (1)           Balance         Rate
------------               -------------     -------       ---------
Retail Centers and Malls (Continued)
------------------------------------
Perimeter Expo
  Atlanta, GA
  30338-1519                 $ 19,435       $ 20,846            8/15/05
                             $ 17,333                             8.04%






North Point MarketCenter
Suburban
   Atlanta, GA
   30202-4889               $ 56,750 (13)   $ 28,623            7/15/05
                            $ 56,570                              8.50%










Presidential MarketCenter
  Suburban
   Atlanta, GA
   30278-2149               $ 23,719        $      0                N/A
                            $ 21,441

















                                                                         Percentage
Description,               Year                               Rentable     Leased      Average                               Major
 Location               Development               Company's  Square Feet    as of       1998       Major Tenants (lease     Tenants'
    and                  Completed  Joint Venture Ownership   and Acres   March 15,   Economic      expiration/options      Rentable
 Zip Code               or Acquired    Partner    Interest    as Noted      1999      Occupancy         expiration)         Sq. Feet
------------            ----------- ------------- ---------  ----------- ----------   ---------    --------------------     --------
Retail Centers and Malls (Continued)
------------------------------------
Colonial Plaza MarketCenter
  Orlando, FL
   32803-5029              1996          N/A         100%      489,000      94%           89%    Circuit City (2016/2036)     43,936
                                                              49 Acres                           Rhodes (2012/2027)           42,376
                                                                                                 Baby Superstore, Inc.        40,000
                                                                                                   (2006/2021)
                                                                                                 Stein Mart, Inc.(2006/2026)  36,000
                                                                                                 Barnes & Noble Superstores,  35,131
                                                                                                   Inc.(2012/2022)
                                                                                                 Linens `N Things             35,000
                                                                                                   (2012/2027)
                                                                                                 Marshalls (2012/2027)        30,400
                                                                                                 Ross Stores (2007/2022)      28,000
                                                                                                 Just For Feet, Inc.          26,667
                                                                                                   (2012/2027)
                                                                                                 Walgreen Co. (2012)(26)      18,614
                                                                                                 Gap's Old Navy Store         17,920
                                                                                                   (2002/2012)
Mansell Crossing Phase II
  Suburban
   Atlanta, GA
   30202-4822              1996      Prudential    59.68%(9)   103,000     100%          100%    Bed Bath & Beyond            40,787
                                                              13 Acres                             (2012/2027)
                                                                                                 Goody's Family Clothing,     32,144
                                                                                                   Inc. (2009/2027)
                                                                                                 Rooms To Go (2016/2036)      21,000
Greenbrier MarketCenter
  Chesapeake, VA
  23327-2840               1996      Prudential    59.68%(9)   493,000     100%          100%    Target (2016/2046)          117,220

                                                              44 Acres                           Harris Teeter, Inc.          51,806
                                                                                                   (2016/2036)
                                                                                                 Best Buy (2014/2029)         45,106
                                                                                                 Bed Bath & Beyond            40,484
                                                                                                   (2012/2027)
                                                                                                 Baby Superstore, Inc.        40,000
                                                                                                   (2006/2021)
                                                                                                 Stein Mart, Inc. (2006/2026) 36,000
                                                                                                 Barnes & Noble Superstores,  29,974
                                                                                                   Inc. (2011/2026)
                                                                                                 PETsMART (2011/2031)         26,052
                                                                                                 Office Max (2011/2026)       23,484
                                                                                                 Gap's Old Navy Store         14,000
                                                                                                   (2001/2011)






                             Adjusted
                             Cost and
                             Adjusted
                             Cost Less                       Debt
Description,               Depreciation                    Maturity
 Location                      and                           and
    and                    Amortization       Debt         Interest
 Zip Code                      (1)           Balance         Rate
------------               -------------     -------       ---------
Retail Centers and Malls (Continued)
------------------------------------
Colonial Plaza MarketCenter
  Orlando, FL
   32803-5029                $ 41,670       $     0             N/A
                             $ 38,288














Mansell Crossing Phase II
  Suburban
   Atlanta, GA
   30202-4822               $ 12,350 (13)   $     0             N/A
                            $ 12,309



Greenbrier MarketCenter
  Chesapeake, VA
  23327-2840                $ 51,200 (13)   $     0             N/A
                            $ 51,052

















                                                                         Percentage
Description,               Year                               Rentable     Leased      Average                               Major
 Location               Development               Company's  Square Feet    as of       1998       Major Tenants (lease     Tenants'
    and                  Completed  Joint Venture Ownership   and Acres   March 15,   Economic      expiration/options      Rentable
 Zip Code               or Acquired    Partner    Interest    as Noted      1999      Occupancy         expiration)         Sq. Feet
------------            ----------- ------------- ---------  ----------- ----------   ---------    --------------------     --------
Retail Centers and Malls (Continued)
------------------------------------
Los Altos MarketCenter
  Long Beach, CA
  90815-3126               1996      Prudential    59.68%(9)   258,000     100%          100%    Sears (22)                      N/A
                                                           19 Acres of                           Circuit City (4)(2017/2037)  38,541
                                                         which 157,000                           Borders, Inc. (2017/2037)    30,000
                                                          and 17 Acres                           Bristol Farms (4)(2012/2032) 28,200
                                                          are owned by                           CompUSA, Inc. (2011/2021)    25,620
                                                           the Venture                           Sav-on Drugs (4)(2016/2026)  16,914
Laguna Niguel Promenade
  Laguna Niguel, CA
  92677-3920               1998          N/A         100%      154,000      94%       69%(26)    Orchard's Supply Hardware (4)63,811
                                                              13 Acres                             (2018/2033)
                                                                                                 Ralph's Grocery Company      51,028
                                                                                                   (2018/2043)
The Avenue of the Peninsula
  Rolling Hills Estates, CA
  90274-3664               (12)          N/A         100%      385,000     (12)          (12)    Regal Cinema (2013/2028)(12) 60,000
                                                              14 Acres                                                          (12)
                                                                                                 Saks & Company               42,217
                                                                                                   (2019/2049)(12)              (12)
The Avenue East Cobb
  Suburban Atlanta, GA
   30062-9999              (12)          N/A         100%      241,000     (12)          (12)    Borders, Inc.(2014/2029)(12) 25,000
                                                              30 Acres

The Shops at World Golf Village
  St. Augustine, FL
   32092-9999              (12)   W.C. Bradley Co.    50%       80,000     (12)          (12)    Bradley Specialty Retailing, 31,044
                                                               3 Acres                             Inc. (2013/2023)

Medical Office
--------------
Northside/Alpharetta I
  Atlanta, GA
  30005-3707               1998          N/A         100%      100,000     100%          100%    Northside Hospital (4)(2013) 37,387
                                                           1 Acre (28)
Presbyterian Medical Plaza
  at University
  Charlotte, NC
  28233-3549               1997      Prudential    59.68%(9)    69,000     100%          100%    Presbyterian Health Services 63,862
                                                           1 Acre (29)                             Corporation (2012/2027)(30)







                             Adjusted
                             Cost and
                             Adjusted
                             Cost Less                       Debt
Description,               Depreciation                    Maturity
 Location                      and                           and
    and                    Amortization       Debt         Interest
 Zip Code                      (1)           Balance         Rate
------------               -------------     -------       ---------
Retail Centers and Malls (Continued)
------------------------------------
Los Altos MarketCenter
  Long Beach, CA
  90815-3126                 $ 32,800 (13)  $      0             N/A
                             $ 32,704




Laguna Niguel Promenade
  Laguna Niguel, CA
  92677-3920                 $ 18,572       $      0             N/A
                             $ 18,423


The Avenue of the Peninsula
  Rolling Hills Estates, CA
  90274-3664                 $ 25,104       $      0             N/A
                                 (12)

The Avenue East Cobb
  Suburban Atlanta, GA
   30062-9999                    (12)       $      0             N/A


The Shops at World Golf Village
  St. Augustine, FL
   32092-9999                    (12)       $      0             N/A


Medical Office
--------------
Northside/Alpharetta I
  Atlanta, GA
  30005-3707                 $ 15,587       $ 10,543           1/1/06
                             $ 15,400                           7.70%
Presbyterian Medical Plaza
  at University
  Charlotte, NC
  28233-3549                 $  8,600 (13)  $      0              N/A
                             $  8,545





                                                                         Percentage
Description,               Year                               Rentable     Leased      Average                               Major
 Location               Development               Company's  Square Feet    as of       1998       Major Tenants (lease     Tenants'
    and                  Completed  Joint Venture Ownership   and Acres   March 15,   Economic      expiration/options      Rentable
 Zip Code               or Acquired    Partner    Interest    as Noted      1999      Occupancy         expiration)         Sq. Feet
------------            ----------- ------------- ---------  ----------- ----------   ---------    --------------------     --------
Medical Office (Continued)
--------------------------
Meridian Mark Plaza
  Atlanta, GA
  30342-1613               (12)          N/A         100%      159,000    78%(12)        (12)    Northside Hospital (4)       40,675
                                                               3 Acres                             (2013/2023)(12)
                                                                                                 Scottish Rite Hospital for   22,000
                                                                                                   Crippled Children, Inc.
                                                                                                   (2003/2008)(12)
AtheroGenics
  Suburban Atlanta, GA
   30004-2148              (12)          N/A         100%       50,000     100%          (12)    AtheroGenics (2019/2029)(12) 50,000
                                                               4 Acres
Northside/Alpharetta II
  Atlanta, GA
  30005-3707               (12)          N/A         100%      198,000    44%(12)        (12)    Northside Hospital (4)       63,321
                                                          2 Acres (28)                             (2019)(12)

Stand Alone Retail Sites Adjacent to Company's Office and Retail Projects
-------------------------------------------------------------------------
Wildwood Office Park
  Suburban Atlanta, GA
  30339-5671             1985-1993       IBM          50%     14 Acres     100%          100%    N/A                             N/A


North Point
  Suburban Atlanta, GA
  30202-4885               1993          N/A         100%     24 Acres     100%          100%    N/A                             N/A






                             Adjusted
                             Cost and
                             Adjusted
                             Cost Less                       Debt
Description,               Depreciation                    Maturity
 Location                      and                           and
    and                    Amortization       Debt         Interest
 Zip Code                      (1)           Balance         Rate
------------               -------------     -------       ---------
Medical Office (Continued)
--------------------------
Meridian Mark Plaza
  Atlanta, GA
  30342-1613                 $ 17,918       $      0            N/A
                                 (12)



AtheroGenics
  Suburban Atlanta, GA
  30004-2148                     (12)       $      0            N/A

Northside/Alpharetta II
  Atlanta, GA
  30005-3707                     (12)       $      0            N/A

Stand Alone Retail Sites Adjacent to Company's Office and Retail Projects
-------------------------------------------------------------------------
Wildwood Office Park
  Suburban Atlanta, GA
  30339-5671                 $  8,718       $       0            N/A
                             $  7,093
North Point
  Suburban Atlanta, GA
  30202-4885                 $  3,716       $        0           N/A
                             $  3,616

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

 (2) 11,050 square feet of the Profit Recovery Group lease of 2300 Windy Ridge Parkway expires in 2002, 1,556 square feet of the Financial Services Corporation lease of 2300 Windy Ridge Parkway expires in 2001 and Chevron USA has a lease cancellation right in 2001 at 2300 Windy Ridge Parkway if notice is received in 2000.

 (3) 119,544 square feet of this lease of 3200 Windy Hill Road expires in 2001, and the balance expires in 2006.

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

 (8) A lease for 100% of the building was signed in March 1998 whereby the tenant began partial occupancy in June 1998 with 100% occupancy by April 1999. Thus, economic occupancy for 4200 Wildwood Parkway does not include a full year of operations.

 (9) See "Major Properties" - "NationsBank Plaza," "Ten Peachtree Place," "Cousins/Daniel, LLC," "CommonWealth/Cousins I, LLC ," "CP Venture Two LLC," and "101 Second Street" where these ventures' preferences and terms are discussed.

(10) Ernst & Young LLP has a cancellation right on 20,753 square feet of this lease at NationsBank Plaza in 2003, if notice is received in 2002, and Paul Hastings has a cancellation right on 12,812 square feet and 20,574 square feet in 2005 and 2006, respectively.

(11) See "Major Properties" - "NationsBank Plaza" where debt on NationsBank Plaza is discussed.

(12) Project was under construction as of December 31, 1998. Lease expiration dates are based upon estimated commencement dates, and square footage is estimated.

(13) See Note 5 for a discussion of the properties contributed to the Prudential venture.

(14) Maturity of the Ten Peachtree Place mortgage debt is extendible to December 31, 2008. Rate becomes floating after November 30, 2001.

(15) 100 North Point Center East and 200 North Point Center East were financed together with one non-recourse mortgage note payable. For purposes of this schedule the total debt has been allocated 50% to each building.

(16) 333 North Point Center East became partially operational in June 1998. Thus, economic occupancy for 333 North Point Center East does not include a full year of operations.

(17) 103,656 square feet of this lease of 101 Independence Center expires in 2000.

(18) Grandview II became partially operational in August 1998. Thus, economic occupancy for Grandview II does not include a full year of occupancy.

(19) This tenant has the right to cancel 13,052 square feet of this lease of Grandview II in 2003.

(20) LA Cellular Headquarters is located on 9 acres which are subject to a ground lease expiring in 2034, with an option to renew through 2087.

(21) A portion of the Haywood Mall parking lot (3 acres) is subject to a long-term ground lease expiring in 2017, with five 10-year renewal options.

(22)  This anchor tenant owns its own space.

(23) North Point MarketCenter includes approximately 4 outparcels which are ground leased to freestanding users.

(24) Includes 14,000 square feet not yet constructed as of March 15, 1999 which was excluded from the calculation of percentage leased and average 1998 economic occupancy.

(25)  This tenant declared Chapter 11 bankruptcy subsequent to December 31,
      1998.

(26) The Company is under contract to sell an outparcel site and building to Walgreens which is under construction and is expected to be completed in 1999. The tenant will vacate its space in the center and the lease will terminate upon completion and purchase of the building and outparcel site.

(27) Laguna Niguel Promenade became operational in July 1998. Thus, economic occupancy of Laguna Niguel Promenade does not include a full year of operations.

(28) Northside/Alpharetta I and II are located on 1 acre and 2 acres subject to ground leases, which expire in 2058 and 2060, respectively.

(29) Presbyterian Medical Plaza at University is located on 1 acre which is subject to a ground lease expiring in 2057.

(30) Tenant has the option to renew 23,359 rentable square feet through 2027 of this lease of Presbyterian Medical Plaza at University, with the option to renew the balance through 2022.



Land Held for Investment and Future Development (excluding Retail Outparcels)

                                                                                                   Adjusted
                                                                                                     Cost
                                                                                                     Less
                                                          Developable                 Company's  Depreciation
                                                           Land Area   Joint Venture  Ownership       and         Debt
Description, Location and Zoned Use        Year Acquired  (Acres)(1)      Partner     Interest   Amortization   Balances
-----------------------------------        -------------  -----------  -------------  ---------  ------------   --------

Wildwood Office Park
    Suburban Atlanta, Georgia
     Office and Commercial                  1971-1987        146           N/A           100%      $  7,005       $  0
     Office and Commercial                  1971-1982         34           IBM            50%      $  8,930(2)    $  0

North Point Land
   (Georgia Highway 400 & Haynes Bridge Road)(3)
   Suburban Atlanta, Georgia
     Office and Commercial - East           1970-1985         13           N/A           100%      $  1,020       $  0
     Office and Commercial - West           1970-1985        217           N/A           100%      $  4,450       $  0

Midtown Atlanta
   Office and Commercial                    1984               1           N/A           100%      $  1,398        $  0

Temco Associates
   (Paulding County)
   Suburban Atlanta, Georgia                1991              --(5)   Temple-Inland       50%            --(5)     $  0
                                                                        Inc. (4)

----------------------
(1)  Based upon management's estimates.

(2) For the portion of the Wildwood Office Park land owned by a joint venture, the cost shown is what the cost would be if the venture's land cost were adjusted downward to the Company's lower basis in the land it contributed to the venture. The adjusted cost excludes building predevelopment costs of $1,148,000.

(3)  The North Point  property is located both east and west of Georgia  Highway
     400. Development had been mainly concentrated on the land located east of Georgia Highway 400, until July 1998 when the Company commenced construction of the first building on the west side. The land located east of Georgia Highway 400 surrounds North Point Mall, a 1.3 million square foot regional mall on a 100 acre site which the Company sold in 1988.

(4) Joint venture partner is an affiliate of the entity shown.

(5) Temco Associates has an option through March 2006, with no carrying costs, to acquire the fee simple interest in approximately 11,000 acres in Paulding County, Georgia (northwest of Atlanta, Georgia). The partnership also has an option to acquire interests in a timber rights only lease covering approximately 22,000 acres. The lease expires in March 2006. The options may be exercised in whole or in part over the option period. Temco Associates has engaged in certain sales of land as to which it simultaneously exercised its purchase option. During 1998, approximately 328 acres of the option related to the fee simple interest was exercised. Approximately 83 acres were simultaneously sold for gross profits of approximately $192,000. The Cobb County, Georgia YMCA has a three year option to purchase approximately 38 acres out of the 1998 options exercised. The remaining acreage (approximately 207) was deeded in early 1999 to a golf course developer who is developing the golf course within the Bentwater residential community on which Temco Associates commenced development in November 1998. During 1996, approximately 375 acres of the option related to the fee simple interest was exercised and simultaneously sold for gross profits of $1,427,000. None of the option was exercised in 1997.

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

Wildwood Office Park
--------------------

         Wildwood Office Park is a 285 acre Class A commercial development in suburban Atlanta master planned by I.M. Pei, including 8 office buildings containing 2,437,000 rentable square feet. The property is zoned for office, institutional and commercial use. Approximately 105 acres in the park are owned by, or committed to be contributed to, Wildwood Associates (see below), including  approximately  34 acres  of land  held for  future  development.  The
Company owns 100% of the 146 acre balance of the land available for future development.
         Located in Atlanta's northwest commercial district, just north of the Interstate 285/Interstate 75 intersection, Wildwood features convenient access to all of Atlanta's major office, commercial and residential districts. The Wildwood complex overlooks the Chattahoochee River and borders 1,200 acres of national forest, thus providing an urban office facility in a forest setting.
         Wildwood Associates. Wildwood Associates is a joint venture formed in 1985 between the Company and IBM. The Company and IBM each have a 50% interest in Wildwood Associates. At December 31, 1998, the Company's investment in Wildwood Associates and a related partnership, which included the cost of the land the Company is committed to contribute to Wildwood Associates, was reduced to a negative investment of approximately $36,364,000 due to partnership distributions in excess of net income made during 1998 and prior years.
         Wildwood  Associates  owns the 3200 Windy Hill Road  Building  (685,000 rentable square feet), the 2300 Windy Ridge Parkway Building (634,000 rentable square feet), the 2500 Windy Ridge Parkway Building (314,000 rentable square feet), the 4100 and 4300 Wildwood  Parkway  Buildings  (250,000  rentable square feet in total) and the 4200 Wildwood Parkway Building  (260,000  rentable square feet). At March 15, 1999, these buildings were 91%, 100%, 95%, 100% and 100% leased, respectively. Wildwood Associates also owns 14 acres leased to two banking facilities and five restaurants.
         On June 30, 1998, Wildwood Associates completed the $44 million financing of the 4200 Wildwood Parkway Building (see Note 4). In conjunction with this financing, Wildwood Associates made non-operating cash distributions of approximately $22.6 million to each partner during 1998.
         Wildwood Associates has a $10 million bank line of credit(the Company severally guarantees one-half) under which $0 was drawn as of December 31, 1998.
         Other Buildings in Wildwood Office Park. Wildwood Office Park also contains the 3301 Windy Ridge Parkway Building, a 106,000 rentable square foot office building located on approximately 10 acres which is wholly owned by the Company. The 3301 Windy Ridge Parkway Building was 100% leased as of March 15, 1999.
         In addition, the 3100 Windy Hill Road Building, a 188,000 rentable square foot corporate training facility occupies a 13-acre parcel of land which is wholly owned by the Company. The training facility improvements were sold in 1983 to a limited partnership of private investors, at which time the Company received a leasehold mortgage note. The training facility land was simultaneously leased to the partnership for thirty years, along with certain equipment for varying periods. The training facility had been leased by the partnership to IBM through November 30, 1998.
         Effective January 1, 1997, the IBM lease was extended eight years beyond its previous expiration, to November 30, 2006. Based on the economics of the lease, the Company will receive substantially all of the economic risks and rewards from the property through the term of the IBM lease. In addition, the Company will receive substantially all of the future economic risks and rewards from the property beyond the IBM lease because of the short term remaining on the land lease (7 years) and the large mortgage note balance ($25.9 million) that would have to be paid off, with interest, in that 7 year period before the limited partnership would receive any significant benefit. Therefore, effective January 1, 1997, the $17,005,000 balance of the mortgage note and land was reclassified to Operating Properties, and revenues and expenses (including depreciation) from that point forward have been recorded as if the building were owned by the Company.

North Point
-----------

         North Point is a mixed-use commercial development located in north central suburban Atlanta, Georgia, off of Georgia Highway 400, a six lane state highway that runs from downtown Atlanta to the northern Atlanta suburbs. The Company owns either directly or through a joint venture approximately 134 and 221 acres located on the east and west sides of Georgia Highway 400, respectively. Development had been mainly concentrated on the land located east of Georgia Highway 400 until July 1998 when the Company commenced construction of the first building on the west side. Planning and infrastructure work has also begun for additional development on the west side property. The east side land surrounds North Point Mall, a 1.3 million square foot regional mall on a 100-acre site which the Company sold in 1988. The following describes the various components of North Point.
         North Point MarketCenter and Mansell Crossing Phase II. North Point MarketCenter, which is 100% leased as of March 15, 1999, is a 514,000 square foot retail power center (of which 401,000 square feet are owned by Cousins) located adjacent to North Point Mall. Mansell Crossing Phase II, which was 100% leased as of March 15, 1999, is an approximately 103,000 square foot expansion of an existing retail power center, previously developed by the Company for a third party. These two centers are located on 49 and 13 acres of land, respectively, at North Point. Both of these properties were contributed to the Prudential venture in November 1998 (see Note 5).
         North Point Center East. The Company owns either directly or indirectly through a joint venture four office buildings located adjacent to North Point Mall and the retail properties discussed above. 100 North Point Center East and 200 North Point Center East, which were completed in 1995 and 1996, are 128,000 and 130,000 rentable square feet, respectively. The third office building, 333 North Point Center East, a 129,000 rentable square foot office building, adjacent to 100 and 200 North Point Center East became partially operational for financial reporting purposes in June 1998. Construction commenced in May 1998 on the fourth office building, 555 North Point Center East, a 148,000 rentable square foot building also adjacent to the other buildings. These four office buildings are located on 35 acres of land at North Point and 100, 200 and 333 North Point Center East were 100%, 100% and 96% leased, respectively, as of March 15, 1999. 100 and 200 North Point Center East were contributed to the Prudential venture in November 1998 (see Note 5).
         AtheroGenics. In July 1998, the Company commenced construction of AtheroGenics, an approximately 50,000 rentable square foot office and laboratory building. This building is located on a 4 acre site on the west side of Georgia Highway 400.
         Other North Point Property. Approximately 24 acres of the North Point land are ground leased in 1 to 5 acre sites to freestanding users. These 24 acres were 100% leased as of March 15, 1999.
         The remaining approximately 230 developable acres at North Point are 100% owned by the Company. Approximately 13 acres of this land are located on the east side of Georgia Highway 400 and are zoned for office use. Approximately 217 acres of the land are located on the west side of Georgia Highway 400 and are zoned for office, institutional and light industrial use.

Other Office Properties
-----------------------

         NationsBank Plaza. NationsBank Plaza is a Class A, 55-story, approximately 1.3 million rentable square foot office tower designed by Kevin Roche and is located on approximately 4 acres of land between the midtown and downtown districts of Atlanta, Georgia. The building, which was completed in 1992, was approximately 98% leased as of March 15, 1999. An affiliate of Bank of America leases 46% of the rentable square feet. NationsBank Plaza was developed by CSC, a joint venture formed by the Company and a wholly owned subsidiary of Bank of America, each as 50% partners.
         CSC's net income or loss and cash distributions are allocated to the partners based on their percentage interests (50% each). At December 31, 1998, the Company's investment in CSC was approximately $97,685,000.
         Cousins LORET Venture, L.L.C.("Cousins LORET"). Effective July 31, 1997, Cousins LORET was formed between the Company and LORET Holdings, L.L.L.P. ("LORET"), each as 50% members. LORET contributed Two Live Oak, a 278,000 rentable square foot office building located in Atlanta, Georgia, which was renovated in 1997. Two Live Oak became partially operational for financial reporting purposes in October 1997. Two Live Oak was contributed subject to a 7.90% $30 million non-recourse ten year mortgage note payable. LORET also contributed an adjacent 4 acre site on which construction commenced in August 1997 of The Pinnacle, a 424,000 rentable square foot office building. In May 1998, Cousins LORET completed the $70 million non-recourse financing of The Pinnacle at an interest rate of 7.11% and a term of twelve years (see Note 4) which was completely funded on December 30, 1998. The Company contributed $25 million of cash to Cousins LORET to match the value of LORET's agreed-upon equity. At December 31, 1998, the Company had an investment in Cousins LORET of approximately $25,202,000.
         101 Independence Center. In December 1996, the Company acquired 101 Independence Center, a 522,000 rentable square foot office building (including an underground parking garage and an adjacent parking deck) located at the intersection of Trade and Tryon Streets in the central business district of Charlotte, North Carolina. 101 Independence Center was 98% leased as of March 15, 1999.
         615 Peachtree Street. In August 1996, the Company acquired 615 Peachtree Street, a 145,000 rentable square foot 12-story downtown Atlanta office building, located across from NationsBank Plaza. 615 Peachtree Street was 59% leased as of March 15, 1999.
         CP Venture LLC. On November 12, 1998, the Company entered into a venture agreement with Prudential. On such date the Company contributed its interest in nine properties to the venture and Prudential contributed cash (see
Note 5). The nine properties contributed included four office properties, 100 and 200 North Point Center East as discussed above, First Union Tower and Grandview II. First Union Tower is a Class A office building containing approximately 319,000 rentable square feet, located on approximately one acre of land in downtown Greensboro, North Carolina. First Union Tower was approximately 95% leased as of March 15, 1999. In August 1998, Grandview II, an approximately 149,000 rentable square foot office building in Birmingham, Alabama, which was owned by Cousins/Daniel, LLC, became partially operational for financial reporting purposes. Grandview II was approximately 97% leased as of March 15, 1999. See the retail and medical office sections where retail and medical office properties contributed to the Prudential venture are discussed.
         One Ninety One Peachtree Tower. One Ninety One Peachtree Tower is a 50-story, Class A office tower located in downtown Atlanta, Georgia that was completed in December 1990. One Ninety One Peachtree Tower, which contains 1.2 million rentable square feet, was designed by John Burgee Architects, with Phillip Johnson as design consultant.
         One Ninety One Peachtree Tower was developed on approximately 2 acres of land, of which approximately 1.5 acres is owned and approximately one-half acre under the parking facility is leased for a 99-year term expiring in 2087 with a 99-year renewal option.
One Ninety One Peachtree Tower was approximately 97% leased at March 15, 1999.
         C-H Associates, Ltd. ("C-H Associates"), a partnership formed in 1988 between CREC (49%), Hines Peachtree Associates Limited Partnership (49%) and Peachtree Palace Hotel, Ltd. (2%), owns a 20% interest in the partnership that owns One Ninety One Peachtree Tower. C-H Associates' 20% ownership of One Ninety One Peachtree Tower results in an effective 9.8% ownership interest by CREC, subject to a preference in favor of the majority partner, in the One Ninety One Peachtree Tower project. The balance of the One Ninety One Peachtree Tower project was owned by DIHC Peachtree Associates, which was an affiliate of Dutch Institutional Holding Company, but was acquired by Cornerstone Properties, Inc. in October 1997.
         Through C-H Associates, CREC received 50% of the development fees from the One Ninety One Peachtree Tower project. In addition, CREC owns a 50% interest in two general partnerships which receive fees from leasing and managing the One Ninety One Peachtree Tower project.
         The One Ninety One Peachtree Tower project was funded substantially by debt until March 1993, at which time DIHC Peachtree Associates (now Cornerstone Properties, Inc. as discussed above) contributed equity in the amount of $145,000,000 which repaid approximately one-half of the debt. Subsequent to the equity contribution, C-H Associates is entitled to a priority distribution of $250,000 per year (of which the Company is entitled to receive $112,500) for seven years beginning in 1993. The equity contributed is entitled to a preferred return at a rate increasing over the first 14 years from 5.5% to 11.5% (payable after the Company's priority return); at December 31, 1998, the cumulative undistributed preferred return was $17,892,295. After Cornerstone Properties, Inc. recovers its preferred return, the partners share in any operating cash flow distributions in accordance with their percentage interests. The project is subject to long-term debt of approximately $144,320,000 at December 31, 1998. At December 31, 1998, the Company had a negative investment of approximately $63,000 in the One Ninety One Peachtree Tower project.
         Ten Peachtree Place. Ten Peachtree Place is a 20-story, 259,000 rentable square foot Class A office building located in midtown Atlanta, Georgia. Completed in 1991, this structure was designed by Michael Graves and is currently 100% leased to Coca-Cola. Approximately four acres of adjacent land, currently used for surface parking, are available for future development.
         Ten Peachtree Place is owned by Ten Peachtree Place Associates, a general partnership between the Company (50%) and a wholly owned subsidiary of Coca-Cola (50%). The partnership acquired the property in 1991 for a nominal cash investment, subject to a ten-year purchase money note. This 8% purchase money note had an outstanding balance of $18.4 million at December 31, 1998. If the purchase money note is paid in accordance with its terms, it will amortize to approximately $15.3 million ($59 per rentable square foot) over the ten-year term of the Coca-Cola lease, at which time Coca-Cola is entitled to receive the preferred return described below, and the property may be sold, released, or returned to the lender under the purchase money note for $1.00 without penalty or any further liability to the Company for the indebtedness. At December 31, 1998, the Company had an investment in Ten Peachtree Place Associates of approximately $104,000.
         The Company anticipates that Ten Peachtree Place Associates will generate approximately $400,000 per year of cash flows from operating activities net of note principal amortization during the ten-year lease. The partnership agreement generally provides that each of the partners is entitled to receive 50% of cash flows from operating activities net of note principal amortization (excluding any sale proceeds) for ten years, after which time the Company is entitled to 15% of cash flows (including any sale proceeds) and its partner is entitled to receive 85% of cash flows (including any sale proceeds), until the two partners have received a combined distribution of $15.3 million, after which time each partner is entitled to receive 50% of cash flows (including any sale proceeds).
         CC-JM II Associates. This joint venture was formed in 1994 between the Company and an affiliate of CarrAmerica Realty Corporation, each as 50% general partners, to develop and own a 224,000 square foot office building in suburban Washington, D.C. The building is 100% leased for 15 years to Booz-Allen & Hamilton, an international consulting firm, as a part of its corporate headquarters campus. Rent commenced on January 21, 1996. At December 31, 1998,
the  Company  had  an  investment  in  CC-JM  II  Associates  of   approximately
$2,660,000.
         Cousins/Daniel, LLC. Cousins/Daniel, LLC ("Cousins/Daniel") was formed in 1997 between Cousins, Inc. (a wholly owned subsidiary of Cousins) and Daniel Realty Company ("Daniel"). The purpose of this venture is to develop certain projects proposed by Daniel and selected by the Company. Daniel's economic rights are limited to development fees, leasing fees, management fees and certain incentive interests. These incentive interests include a residual interest in the cash flow and a residual interest in capital proceeds. All projects undertaken within the venture are pooled for purposes of calculating the aforementioned residuals.
This venture is treated as a consolidated entity in the Company's financial statements.
         In June 1998, Cousins/Daniel acquired Lakeshore Park Plaza, an approximately 193,000 rentable square foot office building and also purchased the land for, and commenced construction of, 600 University Park Place, an approximately 123,000 rentable square foot office building. Both of these office buildings are located in Birmingham, Alabama. Lakeshore Park Plaza was 100% leased as of March 15, 1999.

Office Properties Under Development
-----------------------------------

         101 Second Street. Cousins/Myers Second Street Partners, L.L.C., a venture formed in 1997 between the Company and Myers Second Street Company LLC ("Myers"), purchased .63 acres of undeveloped land in downtown San Francisco, California upon which 101 Second Street, an approximately 390,000 rentable square foot office building, is being constructed. Myers' economic rights are limited to development fees and certain incentive interests, which include a residual interest in the cash flow and a residual interest in capital proceeds. This venture is treated as a consolidated entity in the Company's financial statements. 101 Second Street was 62% leased as of March 15, 1999.
         333 John Carlyle. In January 1998, the Company purchased the land for, and commenced construction of, 333 John Carlyle, an approximately 153,000 rentable square foot office building in suburban Washington, D.C. 333 John Carlyle is expected to be completed during the second quarter of 1999 and was 68% leased as of March 15, 1999.
         Charlotte Gateway Village, LLC ("Gateway"). On December 14, 1998, the Company and a wholly owned subsidiary of Bank of America Corporation formed Gateway for the purpose of developing and owning Gateway Village, a 976,000 rentable square foot office building and parking deck in downtown Charlotte, North Carolina (see Note 5). Construction of Gateway Village commenced in July 1998, and the project is 100% leased to Bank of America Corporation. At December 31, 1998 the Company had an investment in Gateway of approximately $11,781,000.
         Gateway's net income or loss and cash distributions are allocated to the members as follows: first to the Company so that it receives a cumulative compound return equal to 11.46% on its capital contributions, second to a wholly owned subsidiary of Bank of America Corporation until it has received an amount equal to the aggregate amount distributed to the Company and then to each member, 50%.
         CommonWealth/Cousins I, LLC. On November 18, 1998, the Company entered into Commonwealth/Cousins I, LLC (the "Venture") with CommonWealth Pacific, LLC ("CommonWealth") for the purposes of developing a 217,000 square foot office building in suburban Los Angeles, California. The building will be 100% occupied by, and the corporate headquarters for, LA Cellular. The Venture is treated as a consolidated entity in the Company's financial statements.
         CommonWealth transferred all rights in the project and in exchange received an initial credit to its capital account of $4,980,039, which is equal to a 49.9% interest in the Venture. The Company is unconditionally obligated to contribute $5,000,000 as its capital contribution to the Venture upon the occurrence of certain events for a 50.1% interest in the Venture. The Venture entered into a put and call agreement which the Company intends to exercise to buy out CommonWealth's interest in the Venture for approximately $7.5 million.

Other Retail Properties
-----------------------

         Haywood Mall. Haywood Mall is an enclosed regional shopping center located 5 miles southeast of downtown Greenville, South Carolina, which was developed and opened in 1980, and was originally owned by the Company and Bellwether Properties of South Carolina, L.P., an affiliate of Corporate Property Investors. Simon Property Group purchased Corporate Property Investors' interest in Haywood Mall in October 1998. The mall has 1,256,000 gross leaseable square feet ("GLA") of which approximately 330,000 GLA is owned by the Company and Simon Property Group. The balance of the mall is owned by the mall's five major department stores. The portion of Haywood Mall owned by the Company and Simon Property Group was developed on approximately 21 acres of land, of which approximately 18 acres is owned and approximately 3 acres (of parking area) is leased under a ground lease expiring in 2017, with five 10-year renewal options. The portion of Haywood Mall owned by the Company and Simon Property Group was approximately 96% leased as of March 15, 1999.
         The Company has a 50% interest in Haywood Mall. At December 31, 1998, the Company's investment was approximately $19,656,000.
         Other Fully Operational Retail Properties. The Company owns three other retail centers which were fully operational for financial reporting purposes as of December 31, 1998. Perimeter Expo is a 291,000 square foot retail power center (of which the Company owns 176,000 square feet) which is located in Atlanta, Georgia and was 100% leased (Company owned) as of March 15, 1999. Presidential MarketCenter is a 471,000 square foot retail power center (of which the Company owns 354,000 square feet) which is located in suburban Atlanta, Georgia and was 99% leased (Company owned) as of March 15, 1999. Colonial Plaza MarketCenter is a 489,000 square foot retail power center which is located in Orlando, Florida and was 94% leased as of March 15, 1999.
         CP Venture LLC. In November 1998, the Company contributed both Greenbrier MarketCenter and Los Altos MarketCenter in addition to North Point MarketCenter and Mansell Crossing II (see North Point discussion) to the aforementioned Prudential venture (see Note 5). Greenbrier MarketCenter is a 493,000 square foot retail power center which is located in Chesapeake, Virginia and was 100% leased as of March 15, 1999. Los Altos MarketCenter is a 258,000 square foot retail power center (of which the Prudential venture owns 157,000 square feet) which is located in Long Beach, California and was 100% leased as of March 15, 1999.
         Brad Cous Golf Venture, Ltd. Effective January 31, 1998, the Compan formed the Brad Cous Golf Venture, Ltd. with the W.C. Bradley Co., each as 50% partners, for the purpose of developing and owning The Shops at World Golf Village, an approximately 80,000 square foot retail center located adjacent to the PGA Hall of Fame in St. Augustine, Florida. The Shops at World Golf Village is currently under construction and lease-up. At December 31, 1998, the Company had an investment in Brad Cous Golf Venture, Ltd. of approximately $4,962,000.
         Other Retail Properties Under Development. In February 1998, the Company purchased The Shops at Palos Verdes, located in Rolling Hills Estates, California, in the greater Los Angeles metropolitan area. This 355,000 square foot center includes existing retail space and a parking deck. The Company plans to redevelop and remerchandise the project into an approximately 385,000 square foot open-air, high-end specialty center, to be named The Avenue of the Peninsula. In April 1998, the Company purchased the land for, and commenced construction of, The Avenue East Cobb, an approximately 241,000 square foot open-air, high-end speciality center in suburban Atlanta, Georgia.
         Retail Properties Sold. Subsequent to year-end, on February 1, 1999, CREC sold Abbotts Bridge Station, an approximately 83,000 square foot neighborhood retail center in suburban Atlanta, Georgia for $15.7 million, which was approximately $5.0 million over the cost of the center. Including depreciation recapture of approximately $.3 million and net of an income tax provision of approximately $2.2 million, the net gain on the sale was approximately $3.1 million.

Medical Office Properties
-------------------------

         Operational Medical Office Properties. In June 1998, the Company acquired Northside/Alpharetta I, an approximately 100,000 rentable square foot medical office building in suburban Atlanta, Georgia. Northside/Alpharetta I was approximately 100% leased as of March 15, 1999.
         Medical Office Properties Under Development. Construction commenced in June 1998 on Northside/Alpharetta II, an approximately 198,000 rentable square foot medical office building. Additionally, Meridian Mark Plaza, a 159,000 rentable square foot medical office building, is under construction and lease-up. Meridian Mark Plaza was 78% leased at March 15, 1999.
         CP Venture LLC. In November 1998, the Company contributed Presbyterian Medical Plaza at University, an approximately 69,000 rentable square foot medical office building in Charlotte, North Carolina, to the Prudential venture (see Note 5). Presbyterian Medical Plaza at University was approximately 100% leased as of March 15, 1999.

Residential Lots Under Development
----------------------------------

         As of December 31, 1998, CREC and Temco  Associates owned the following parcels of land which are being  developed  into  residential  communities ($ in thousands):
                                                      Estimated
                                                     Total Lots                                          Purchase
                                        Initial        on Land                                             Money
                                         Year         Currently       Lots       Remaining    Carrying     Debt
            Description                Acquired       Owned (1)   Sold to Date     Lots        Value     Balances
            -----------                --------       ---------   -------------  ----------   --------   --------

         CREC
         ----
         Brown's Farm                    1993             213          175           38        $  972     $   0
           West Cobb County
           Suburban Atlanta, GA
         Apalachee River Club            1994             186          114           72         2,167         0
           Gwinnett County
           Suburban Atlanta, GA
         Echo Mill                       1994             539          274          265         3,680         0
           West Cobb County
           Suburban Atlanta, GA
         Barrett Downs                   1994             144          143            1             0         0
           Forsyth County
           Suburban Atlanta, GA
         Bradshaw Farm                   1994             529          384          145           205         0
           Cherokee County
           Suburban Atlanta, GA
         Alcovy Woods
           Gwinnett County
           Suburban Atlanta, GA          1996             164           40          124         1,747       530
                                                        -----        -----          ---        ------     -----

              Total                                     1,775        1,130          645        $8,771     $ 530
                                                        =====        =====          ===        ======     =====

         Temco Associates
         Bentwater
           Paulding County
           Suburban Atlanta, GA          1998           1,250(2)         0        1,250        $1,288     $   0
                                                        ========     =====        =====        ======     =====

(1) Includes lots sold to date. Additional lots may be developed on adjacent land on which CREC holds purchase options.

(2) See discussion of Temco Associates below.

Land Held for Investment and Future Development
-----------------------------------------------

         In addition to the various land parcels located adjacent to operating properties or projects under construction discussed above, the Company owns the following significant land holdings either directly or indirectly through joint venture arrangements. The Company intends to convert its land holdings to income-producing usage or to sell portions of land holdings as opportunities arise over time.
         Temco Associates. Temco Associates was formed in March 1991 as a partnership between CREC (50%) and a subsidiary of Temple-Inland Inc. (50%). Temco Associates has an option through March 2006, with no carrying costs, to acquire the fee simple interest in approximately 11,000 acres in Paulding County, Georgia (northwest of Atlanta, Georgia). The partnership also has an option to acquire interests in a timber rights only lease covering approximately 22,000 acres. The lease expires in March 2006. The options may be exercised in whole or in part over the option period and the option price of the fee simple land was $877 per acre at January 1, 1999, escalating at 6% on January 1 of each succeeding year during the term of the option. During 1998, approximately 328 acres of the option related to the fee simple interest was exercised. Approximately 83 acres were simultaneously sold for gross profits of approximately $192,000. The Cobb County YMCA has a three year option to purchase approximately 38 acres out of the total acres of the options exercised in 1998. The remaining approximately 207 acres were deeded in early 1999 to a golf course developer who is developing the golf course within the Bentwater residential community on which Temco Associates commenced development in November 1998. Approximately 1,250 lots will be developed within Bentwater on approximately 838 acres which will be acquired as needed through exercises of the option related to the fee simple interest. During 1996, approximately 375 acres of the option related to the fee simple interest was exercised and simultaneously sold for gross profits of $1,427,000. None of the option was exercised in 1997.

Other Real Property Investments
-------------------------------

         Omni Norfolk Hotel. Norfolk Hotel Associates ("NHA") was a general partnership formed in 1978 between the Company and an affiliate of Odyssey Partners, L.P. (an investment partnership), each as 50% partners, which held a mortgage note on and owned the land under the 442-room Omni International Hotel in downtown Norfolk, Virginia. In January 1992, NHA terminated the land lease and became the owner of the hotel and a long-term parking agreement with an adjacent building owner. In April 1993, the partnership sold the hotel, but retained its interest in the parking agreement. The partnership received a $8,325,000 mortgage note for a portion of the sales proceeds. In July 1994, NHA distributed to each partner a 50% interest in the parking agreement held by NHA, and in July 1996 the Company sold its 50% interest for $2 million, resulting in a profit to the Company of approximately $408,000 which is included in Gain on Sale of Investment Properties in the 1996 Consolidated Statement of Income.
         On February 14, 1997, the mortgage note receivable due to NHA with a balance of $8,325,000 was repaid in full. A portion of the proceeds from the repayment was used to pay off the partnership's lines of credit, with the balance of the partnership's assets ($2.2 million of cash for each partner) distributed to the partners in 1997. The partnership was dissolved in 1997.
         Dusseldorf Joint Venture. In 1992, the Company entered into a joint venture agreement for the development of a 133,000 rentable square foot office building in Dusseldorf, Germany which is 34% leased to IBM. The Company's venture partners are IBM and Multi Development Corporation International B.V. ("Multi"), a Dutch real estate development company. In December 1993, the building was presold to an affiliate of Deutsche Bank. CREC and Multi jointly developed the building. Due to the release of certain completion guarantees related to the building, approximately $2.6 million of development income was recognized in September 1995 ($931,000 of which had been deferred as of December 31, 1994). An additional $115,000, $235,000 and $777,000 of development income was received and recognized in 1998, 1997 and 1996, respectively.
         Air Rights Near the CNN Center. The Company owns a leasehold interest in the air rights over the approximately 365,000 square foot CNN Center parking facility in Atlanta, Georgia, adjoining the headquarters of Turner Broadcasting System, Inc. and Cable News Network. The air rights are developable for additional parking or office use. The Company's net carrying value of this property is $0.

Supplemental Financial and Leasing Information
----------------------------------------------

         Depreciation and amortization expense include the following components for the years ended December 31, 1998 and 1997 ($ in thousands):

                                                1998                                        1997
                            --------------------------------------     --------------------------------------
                                             Share of                                    Share of
                                          Unconsolidated                              Unconsolidated
                            Consolidated  Joint Ventures    Total      Consolidated  Joint Ventures     Total
                            ------------  --------------   -------     ------------  ---------------   ------

Furniture, fixtures and
   equipment                  $   505       $     2        $   507        $   435        $     7       $   442
Deferred financing costs           --            17             17             --             10            10
Goodwill and related business
   acquisition costs              342           228            570            486             35           521
Building (including tenant
   first generation)            5,300         6,330         11,630         12,351          9,056        21,407
Tenant second generation        9,026         7,159         16,186            774          1,243         2,017
                              -------       -------        -------        -------        -------       -------

                              $15,173       $13,736        $28,910        $14,046        $10,351       $24,397
                              =======       =======        =======        =======        =======       =======


         Exclusive of new developments and purchases of furniture, fixtures and equipment, the Company had the following capital expenditures for the years ended December 31, 1998 and 1997, including its share of unconsolidated joint ventures ($ in thousands):

                                                     1998                                   1997
                                        Office      Retail       Total        Office       Retail        Total
                                        ------      ------       -----        ------       ------        -----

     Second generation related costs    $1,442       $ 47       $1,488        $ 978        $  --         $ 978
     Building improvements                  --          1            1           14           --            14
                                        ------       ----       ------        -----        -----         -----
         Total                          $1,442       $ 48       $1,489        $ 992        $  --         $ 992
                                        ======       ====       ======        =====        =====         =====


Item 3.   Legal Proceedings
---------------------------

         No material legal proceedings are presently pending by or against the Company.
Item 4.     Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote of security holders during the fourth quarter of the Registrant's fiscal year ended December 31, 1998.

Item X.   Executive Officers of the Registrant
----------------------------------------------

         The Executive Officers of the Registrant as of the date hereof are as follows:
          Name                Age                  Office Held
          ----                ---                  -----------

    Thomas G. Cousins          67      Chairman of the Board of Directors
                                         and Chief Executive Officer
    Daniel M. DuPree           52      President and Chief Operating Officer
    Kelly H. Barrett           34      Senior Vice President - Finance
    George J. Berry            61      Senior Vice President
    Tom G. Charlesworth        49      Senior Vice President, Secretary and
                                         General Counsel
    Craig B. Jones             48      Senior Vice President and President of
                                         the Office Division
    Joel T. Murphy             40      Senior Vice President and President of
                                         the Retail Division (Cousins
                                         MarketCenters, Inc.)
    John L. Murphy             53      Senior Vice President
    W. James Overton           52      Senior Vice President - Development
    Lea Richmond III           51      Senior Vice President and President of
                                         the Medical Office Division
                                         (Cousins/Richmond)
Relationships:
--------------

         There are no family relationships among the current Executive Officers or Directors. Lillian C. Giornelli, Mr. Cousins' daughter, is a nominee for director at the Company's Annual Meeting of Stockholders on May 4, 1999.

Term of Office:
---------------

         The term of office for all officers expires at the annual directors' meeting, but the Board has the power to remove any officer at any time.
Business Experience:

         Mr. Cousins has been the Chief Executive Officer of the Company since its inception.
         Mr. DuPree joined the Company in October 1992, became Senior Vice President in April 1993, Senior Executive Vice President in April 1995 and President and Chief Operating Officer in November 1995. Prior to that he was President of New Market Companies, Inc. and affiliates since 1984.
         Ms. Barrett joined the Company in October 1992 as Vice President and Controller and became Senior Vice President - Finance of the Company in August 1997. Prior to that she was employed by Arthur Andersen LLP as an Audit Manager.
         Mr. Berry has been Senior Vice President since joining the Company in September 1990. Prior to that he was Commissioner of the State of Georgia's Department of Industry, Trade and Tourism from 1983 to 1990.
         Mr. Charlesworth joined the Company in October 1992 and became Senior Vice President, Secretary and General Counsel in November 1992. Prior to that he worked for certain affiliates of Thomas G. Cousins as Chief Financial Officer and Legal Counsel.
         Mr. Jones joined the Company in October 1992 and became Senior Vice President in November 1995 and President of the Office Division in September 1998. From 1987 until joining the Company, he was Executive Vice President of New Market Companies, Inc. and affiliates.
         Mr. Joel Murphy joined the Company in October 1992 and became Senior Vice President of the Company and President of the Retail Division in November 1995. From 1988 until joining the Company, he was Senior Vice President of New Market Companies, Inc.
and affiliates.
         Mr. John Murphy has been Senior Vice President since joining the Company in December 1987.
         Mr. Overton has been Senior Vice President since joining the Company in September 1989. Prior to that he was employed by Hardin Construction Group, Inc. from 1972 to 1989, where he served as President from 1985 to 1989.
         Mr. Richmond has been Senior Vice President and President of the Medical Office Division since he joined the Company in July 1996. Prior to that he was President of The Lea Richmond Company and The Richmond Development Company from 1975 to 1996.

                                     PART II

Item 5.     Market for Registrant's Common Stock and Related Security Holder
----------------------------------------------------------------------------
            Matters
            -------

         The information concerning the market prices for the Registrant's common stock and related stockholder matters appearing under the caption "Market and Dividend Information" on page 54 of the Registrant's 1998 Annual Report to Stockholders is incorporated herein by reference.

Item 6.     Selected Financial Data
-----------------------------------

         The information appearing under the caption "Five Year Summary of Selected Financial Data" on page 46 of the Registrant's 1998 Annual Report to Stockholders is incorporated herein by reference.

Item 7.     Management's Discussion and Analysis of Financial Condition and
----------------------------------------------------------------------------
            Results of Operations
            ---------------------

         Management's Discussion and Analysis of Financial Condition and Results of Operations which appears on pages 47 through 53 of the Registrant's 1998 Annual Report to Stockholders is incorporated herein by reference. Item 7a Quantitative and Qualitative Disclosure about Market Risk

         Quantitative and Qualitative Disclosures about Market Risk, which appears on page 53 of the Registrant's 1998 Annual Report to Stockholders, is incorporated herein by reference.

Item 8.     Financial Statements and Supplementary Data
-------------------------------------------------------

         The Consolidated Financial Statements and Notes to Consolidated Financial Statements of the Registrant and Report of Independent Public Accountants which appear on pages 25 through 46 of the Registrant's 1998 Annual Report to Stockholders are incorporated herein by reference.
         The information appearing under the caption "Selected Quarterly Financial Information (Unaudited)" on page 55 of the Registrant's 1998 Annual Report to Stockholders is incorporated herein by reference.
         Other financial statements and financial statement schedules required under Regulation S-X are filed pursuant to Item 14 of Part IV of this report.

Item 9.     Changes in and Disagreements with Accountants on Accounting and
----------------------------------------------------------------------------
            Financial Disclosure
            --------------------

         Not applicable.

                                    PART III
                                    --------

Item 10.    Directors and Executive Officers of the Registrant
--------------------------------------------------------------

         The information concerning the Directors and Executive Officers of the Registrant that is required by this Item 10, except that which is presented in Item X in Part I above, is included under the captions "Directors and E xecutive Officers of the Company" on pages 2 through 5 and "Compliance with
Section 16(a) of the Securities Exchange Act of 1934" on page 13 of the Proxy Statement dated March 29, 1999 relating to the 1998 Annual Meeting of the Registrant's Stockholders, and is incorporated herein by reference.

Item 11.    Executive Compensation
----------------------------------

         The information appearing under the caption "Executive Compensation" on pages 7 through 9 and "Compensation of Directors" on page 12 of the Proxy Statement dated March 29, 1999 relating to the 1998 Annual Meeting of the Registrant's Stockholders is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

         The information concerning security ownership of certain beneficial owners and management required by this Item 12 is included under the captions "Directors and Executive Officers of the Company" on pages 2 through 7 and "Principal Stockholders" on pages 22 and 23 of the Proxy Statement dated March 29, 1999 relating to the 1998 Annual Meeting of the Registrant's Stockholders, and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions
----------------------------------------------------------

         The information concerning certain transactions required by this Item 13 is included under the caption "Certain Transactions" on pages 13 and 14 of the Proxy Statement dated March 29, 1999 relating to the 1998 Annual Meeting of the Registrant's Stockholders, and is incorporated herein by reference.

                                     PART IV
                                     -------

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K
----------------------------------------------------------------------------

(a)     1.    Financial Statements
        --------------------------
              A.    The  following  Consolidated  Financial  Statements  of  the
                    Registrant, together with the applicable Report of Independent Public Accountants, are contained on pages 25 through 46 of the Registrant's 1998 Annual Report to Stockholders and are incorporated herein by reference:

                                                                     Page Number
                                                                         in
                                                                   Annual Report
                                                                   -------------


                    Consolidated Balance Sheets - December 31, 1998
                        and 1997                                         25
                    Consolidated Statements of Income for the Years
                       Ended December 31, 1998, 1997 and 1996            26
                    Consolidated Statements of Stockholders'
                       Investment for the Years Ended December 31,
                       1998, 1997 and 1996                               27
                    Consolidated Statements of Cash Flows for the
                       Years Ended December 31, 1998, 1997 and 1996      28
                    Notes to Consolidated Financial Statements
                       December 31, 1998, 1997 and 1996            29 through 45
                    Report of Independent Public Accountants             46

              B. The following Combined Financial Statements, together with the applicable Report of Independent Public Accountants, of Wildwood Associates and Green Valley Associates II, joint ventures of the Registrant meeting the criteria for significant subsidiaries under the rules and regulations of the Securities and Exchange Commission, are filed as a part of this report.

                                                                    Page Number
                                                                    in Form l0-K
                                                                    ------------

                    Report of Independent Public Accountants             F-1
                    Combined Balance Sheets - December 31, 1998
                       and 1997                                          F-2
                    Combined Statements of Income for the Years
                       Ended December 31, 1998, 1997 and 1996            F-3
                    Combined Statements of Partners' Capital
                       for the Years Ended December 31, 1998,
                       1997 and 1996                                     F-4
                    Combined Statements of Cash Flows for the
                       Years EndedDecember 31, 1998, 1997 and 1996       F-5
                    Notes to Combined Financial Statements
                       December 31, 1998, 1997 and 1996              F-6 through
                                                                         F-11





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

                                                                    Page Number
                                                                    in Form l0-K
                                                                    ------------

                    Report of Independent Auditors                       G-1
                    Balance Sheets - December 31, 1998 and 1997          G-2
                    Statements of Operations for the Years Ended
                       December 31, 1998, 1997 and 1996                  G-3
                    Statements of Partners' Capital for the Years
                       EndedDecember 31, 1998, 1997 and 1996             G-4
                    Statements of Cash Flows for the Years Ended
                       December 31, 1998, 1997 and 1996                  G-5
                    Notes to Financial Statements                    G-6 through
                       December 31, 1998, 1997 and 1996                  G-9

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

                    A.     Cousins Properties Incorporated and
                             Consolidated Entities:
                               Report of Independent Public
                                 Accountants on Schedule                 S-7
                               Schedule III- Real Estate and
                                  Accumulated Depreciation -
                                  December 31, 1998                  S-8 through
                                                                        S-12

                    B.     Wildwood Associates and Green Valley
                             Associates II
                               Schedule III - Real Estate and
                               Accumulated Depreciation -
                               December 31, 1998                        F-12

                    C.     CSC Associates, L.P.
                               Schedule III- Real Estate and
                               Accumulated Depreciation -
                               December 31, 1998                        G-10

NOTE: Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

Item 14.    Continued
---------------------

        3.    Exhibits
        --------------

              3(a)(i) Articles of Incorporation of Registrant, as approved by the Stockholders on April 29, 1997, filed as Exhibit B to the Registrant's Proxy Statement dated April 29, 1997, and as amended by the Stockholders on April 21, 1998 as filed in the Registrant's Proxy Statement dated March 27, 1998, and incorporated herein by reference.

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

              10(a)(i) Cousins Properties Incorporated 1989 Stock Option Plan, as renamed the 1995 Stock Incentive Plan and approved by the Stockholders on May 6, 1996, filed as Exhibit A to the Registrant's Proxy Statement dated May 6, 1996, and as amended by the Stockholders on April 21, 1998, as filed in the Registrant's Proxy Statement dated March 27, 1998, and incorporated herein by reference.

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





Item 14.    Continued
---------------------

              10(d) Cousins Properties Incorporated Stock Plan for Outside Directors, as approved by the Stockholders on April 29, 1997, filed as Exhibit B to the Registrant's Proxy Statement dated April 29, 1997, and incorporated herein by reference.

              11 Schedule showing computation of net income per share for each of the five years ended December 31 1998.

              13 Annual Report to Stockholders for the year ended December 31, 1998.

              21             Subsidiaries of the Registrant.

              23(a) Consent of Independent Public Accountants (Arthur Andersen LLP).

              23(b)          Consent of Independent Auditors (Ernst & Young
                             LLP).

              27             Financial Data Schedule.

        (b)   Reports on Form 8-K.
        --------------------------

              On November 16, 1998, the Registrant filed a current report on Form 8-K to report the formation of a venture with The Prudential Insurance Company of America.

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

                                          Cousins Properties Incorporated
                                          (Registrant)

Dated: March 19, 1999



                                          BY:  /s/ Kelly H. Barret
                                               ---------------------------------
                                               Kelly H. Barrett
                                               Senior Vice President - Finance
                                               (Authorized Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature                            Capacity                       Date
---------                            --------                       ----
Principal Executive Officer:
                                   Chairman of the Board,        March 19, 1999
                                     Chief Executive Officer
/s/ T.G. Cousins                     and Director
---------------------------
      T. G. Cousins

Principal Financial and Accounting
Officer:

                                    Senior Vice President        March 19, 1999
/s/ Kelly H. Barrett                  - Finance
---------------------------
      Kelly H. Barrett

Additional Directors:


/s/ Richard W. Courts               Director                     March 19, 1999
---------------------------
   Richard W. Courts, II


/s/ Boone A. Knox                   Director                     March 19, 1999
---------------------------
       Boone A. Knox


/s/ William Porter Payne            Director                     March 19, 1999
---------------------------
   William Porter Payne






              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE
              ----------------------------------------------------







To Cousins Properties Incorporated:

         We have audited in accordance with generally accepted auditing standards, the financial statements included in the Cousins Properties Incorporated annual report to stockholders incorporated by reference in this Form l0-K, and have issued our report thereon dated February 11, 1999. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14, Part (a) 2.A. is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.






                                           ARTHUR ANDERSEN LLP






Atlanta, Georgia
February 11, 1999


                                                                                                                 SCHEDULE III
                                                                                                                 (Page 1 of 5)

                                       COUSINS PROPERTIES INCORPORATED AND CONSOLIDATED ENTITIES
                                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                           DECEMBER 31, 1998
                                                            ($ in thousands)

     Column A                  Column B         Column C              Column D                       Column E
     --------                  --------         --------              --------                       --------
                                                                  Costs Capitalized            Gross Amount at Which
                                              Initial Cost           Subsequent                     Carried at
                                               to Company          to Acquisition                December 31, 1998
                                           -------------------   --------------------   -----------------------------------

                                                                            Carrying
                                                                              Costs
                                                    Buildings               Less Cost       Land        Buildings
                                                       and       Improve-   of Sales      and Land         and       Total
Description                  Encumbrances  Land   Improvements     ments    and Other   Improvements  Improvements  (a),(b)
-----------                  ------------  ----   ------------   --------   ---------   ------------  ------------  -------

LAND HELD FOR INVESTMENT OR FUTURE DEVELOPMENT
----------------------------------------------
   Wildwood - Atlanta, GA    $      --   $  11,156  $     --    $  4,737   $ (8,888)     $  7,005       $     --   $  7,005
   North Point Property -
     Fulton Co., GA                 --      10,294        --      12,213    (17,037)        5,470             --      5,470
   Midtown - Atlanta, GA            --       2,949        --          56     (1,607)        1,398             --      1,398
   McMurray - Cobb Co., GA.         --       1,105        --         172     (1,245)           32             --         32
   Lawrenceville -
     Gwinnett Co., GA               --       5,543        --         706     (5,863)          386             --        386
   Colonial Plaza MarketCenter
     Outparcels -
     Orlando, FL                    --       1,649        --         335     (1,544)          440             --        440
   Greenbrier MarketCenter
     Outparcels -
     Chesapeake, VA                 --       3,191        --         204     (2,985)          410             --        410
   Abbotts Bridge Station
     Outparcels -
     Alpharetta, GA                 --         902        --          --       (451)          451             --        451
                             ----------------------------------------------------------------------------------------------
                                    --      36,789        --      18,423    (39,620)       15,592             --     15,592
                             ----------------------------------------------------------------------------------------------

                                           Column F    Column G     Column H      Column I
                                           --------    --------     --------      --------



                                                                                  Life on
                                                                                 Which De-
                                                                                 preciation
                                            Accumu-                               In 1998
                                             lated     Date of                    Income
                                            Deprecia-  Construc-      Date        Statement
Description                                 tion (a)     tion       Acquired     Is Computed
-----------                                 --------   ---------    --------     -----------

LAND HELD FOR INVESTMENT OR FUTURE DEVELOPMENT
----------------------------------------------
   Wildwood - Atlanta, GA                   $    --       --     1971-1982,1989          --
   North Point Property -
     Fulton Co., GA                              --       --        1970-1985            --
   Midtown - Atlanta, GA                         --       --          1984               --
   McMurray - Cobb Co., GA.                      --       --          1981               --
   Lawrenceville -
     Gwinnett Co., GA                            --       --          1994               --
   Colonial Plaza MarketCenter
     Outparcels -
     Orlando, FL                                 --       --          1995               --
   Greenbrier MarketCenter
     Outparcels -
     Chesapeake, VA                              --       --          1995               --
   Abbotts Bridge Station
     Outparcels -
     Alpharetta, GA                              --       --          1998               --
                                            -------
                                                 --
                                            -------



                                                                                                                 SCHEDULE III
                                                                                                                 (Page 2 of 5)

                                       COUSINS PROPERTIES INCORPORATED AND CONSOLIDATED ENTITIES
                                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                           DECEMBER 31, 1998
                                                           ($ in thousands)

     Column A                  Column B         Column C              Column D                       Column E
     --------                  --------         --------              --------                       --------
                                                                  Costs Capitalized            Gross Amount at Which
                                              Initial Cost           Subsequent                     Carried at
                                               to Company          to Acquisition                December 31, 1998
                                           -------------------   --------------------   -----------------------------------

                                                                            Carrying
                                                                              Costs
                                                    Buildings               Less Cost       Land        Buildings
                                                       and       Improve-   of Sales      and Land         and       Total
Description                  Encumbrances  Land   Improvements     ments    and Other   Improvements  Improvements  (a),(b)
-----------                  ------------  ----   ------------   --------   ---------   ------------  ------------  -------
OPERATING PROPERTIES
--------------------
   Wildwood - 3301 Windy
     Ridge - Atlanta, GA     $      --   $      20  $     --    $  9,007   $  1,519      $  1,237       $  9,309   $ 10,546
   Wildwood - 3100 Windy Hill
     Road - Atlanta, GA             --          --    17,005          --         --            --         17,005     17,005
   Kennesaw - Cobb Co., GA          --          --        --       2,351         --            --          2,351      2,351
   615 Peachtree Street -
     Atlanta, GA                    --       4,740     7,229          --         --         4,740          7,229     11,969
   333 North Point Center East -
     Fulton Co., GA                 --         551        --      11,803        809           551         12,612     13,163
   Lakeshore Park Plaza -
     Birmingham, AL             10,856       3,362    12,261          --         --         3,362         12,261     15,623
   101 Independence Center -
     Charlotte, NC              48,254      11,096    62,824          --         --        11,096         62,824     73,920
   Perimeter Expo -
     Atlanta, GA                20,846       8,564        --      10,800         71         8,564         10,871     19,435
   North Point
     Stand Alone Retail Sites -
     Fulton Co., GA                 --       4,559        --         451     (1,294)        3,716             --      3,716
   Northside/Alpharetta I -
     Fulton Co., GA             10,543          --    15,587          --         --            --         15,587     15,587
   Presidential MarketCenter -
     Gwinnett Co., GA               --       3,956        --      18,946        817         3,956         19,763     23,719


                                           Column F    Column G     Column H      Column I
                                           --------    --------     --------      --------



                                                                                  Life on
                                                                                 Which De-
                                                                                 preciation
                                            Accumu-                               In 1998
                                             lated     Date of                    Income
                                            Deprecia-  Construc-      Date        Statement
Description                                 tion (a)     tion       Acquired     Is Computed
-----------                                 --------   ---------    --------     -----------
OPERATING PROPERTIES
--------------------
   Wildwood - 3301 Windy
     Ridge - Atlanta, GA                    $ 4,297      1984         1984         30 Years
   Wildwood - 3100 Windy Hill
     Road - Atlanta, GA                       1,360      1997         1997         25 Years
   Kennesaw - Cobb Co., GA                    1,543      1974         1973         30 Years
   615 Peachtree Street -
     Atlanta, GA                              1,152       --          1996         15 Years
   333 North Point Center East -
     Fulton Co., GA                             533      1996         1996         30 Years
   Lakeshore Park Plaza -
     Birmingham, AL                             198       --          1998         30 Years
   101 Independence Center -
     Charlotte, NC                            5,855       --          1996         25 Years
   Perimeter Expo -
     Atlanta, GA                              2,102      1993         1993         30 Years
   North Point
     Stand Alone Retail Sites -
     Fulton Co., GA                             100       --        1970-1985       Various
   Northside/Alpharetta I -
     Fulton Co., GA                             187       --          1998         25 Years
   Presidential MarketCenter -
     Gwinnett Co., GA                         2,278    1993-1995      1993         30 Years




                                                                                                                 SCHEDULE III
                                                                                                                 (Page 3 of 5)

                                       COUSINS PROPERTIES INCORPORATED AND CONSOLIDATED ENTITIES
                                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                           DECEMBER 31, 1998
                                                           ($ in thousands)

     Column A                  Column B         Column C              Column D                       Column E
     --------                  --------         --------              --------                       --------
                                                                  Costs Capitalized            Gross Amount at Which
                                              Initial Cost           Subsequent                     Carried at
                                               to Company          to Acquisition                December 31, 1998
                                           -------------------   --------------------   -----------------------------------

                                                                            Carrying
                                                                              Costs
                                                    Buildings               Less Cost       Land        Buildings
                                                       and       Improve-   of Sales      and Land         and       Total
Description                  Encumbrances  Land   Improvements     ments    and Other   Improvements  Improvements  (a),(b)
-----------                  ------------  ----   ------------   --------   ---------   ------------  ------------  -------
OPERATING PROPERTIES (Continued)
--------------------------------
   Abbotts Bridge Station -
     Fulton Co., GA          $      --   $   1,954  $     --    $  7,674   $    531      $  1,954       $  8,205   $ 10,159
   Colonial Plaza MarketCenter -
     Orlando, FL                    --       8,500        --      31,265      1,905         8,500         33,170     41,670
   Miscellaneous                    --         398       145          77       (474)           --            146        146
                                90,499      47,700   115,051      92,374      3,884        47,676        211,333    259,009

PROJECTS UNDER CONSTRUCTION
   101 Second Street -
     San Francisco, CA       $      --   $  11,698   $    --    $ 18,616   $  1,292      $ 11,698       $ 19,908   $ 31,606
   AtheroGenics -
     Fulton Co., GA                 --         200        --       2,715         44           200          2,759      2,959
   The Avenue East Cobb -
     Atlanta, GA                    --       7,205        --       9,891        520         7,205         10,411     17,616
   333 John Carlyle -
     Washington, D.C.               --       5,373        --      15,554        705         5,373         16,259     21,632
   Carlyle II -
     Washington, D.C.               --         490        --          --         --           490            --        490
   Laguna Niguel Promenade -
     Laguna Niguel, CA              --       5,578        --      12,106        739         5,578         12,845     18,423
   Meridian Mark Plaza -
     Atlanta, GA                    --       2,200        --      14,619      1,099         2,200         15,718     17,918
   600 University Park Place -
     Birmingham, AL                 --       1,899        --       8,707        212         1,899          8,919     10,818
   555 North Point Center East
     Fulton Co., GA                 --         368        --       8,303        175           368          8,478      8,846


                                           Column F    Column G     Column H      Column I
                                           --------    --------     --------      --------



                                                                                  Life on
                                                                                 Which De-
                                                                                 preciation
                                            Accumu-                               In 1998
                                             lated     Date of                    Income
                                            Deprecia-  Construc-      Date        Statement
Description                                 tion (a)     tion       Acquired     Is Computed
-----------                                 --------   ---------    --------     -----------
OPERATING PROPERTIES (Continued)
--------------------------------
  Abbotts Bridge Station -
     Fulton Co., GA                         $   312      1997         1997         30 Years
   Colonial Plaza MarketCenter -
     Orlando, FL                              3,382      1995         1995         30 Years
   Miscellaneous                                120       --        1977-1984       Various
                                            -------
                                             23,419
                                            -------
PROJECTS UNDER CONSTRUCTION
---------------------------
   101 Second Street -
     San Francisco, CA                      $    --      1998         1997               --
   AtheroGenics -
     Fulton Co., GA                              --      1998         1998               --
   The Avenue East Cobb -
     Atlanta, GA                                 --      1998         1998               --
   333 John Carlyle -
     Washington, D.C.                            --      1998         1998               --
   Carlyle II -
     Washington, D.C.                            --      1998         1998               --
   Laguna Niguel Promenade -
     Laguna Niguel, CA                           --      1997         1997               --
   Meridian Mark Plaza -
     Atlanta, GA                                 --      1997         1997               --
   600 University Park Place -
     Birmingham, AL                              --      1998         1998               --
   555 North Point Center East
     Fulton Co., GA                              --      1998         1998               --


                                                                                                                 SCHEDULE III
                                                                                                                 (Page 4 of 5)

                                       COUSINS PROPERTIES INCORPORATED AND CONSOLIDATED ENTITIES
                                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                           DECEMBER 31, 1998
                                                           ($ in thousands)

     Column A                  Column B         Column C              Column D                       Column E
     --------                  --------         --------              --------                       --------
                                                                  Costs Capitalized            Gross Amount at Which
                                              Initial Cost           Subsequent                     Carried at
                                               to Company          to Acquisition                December 31, 1998
                                           -------------------   --------------------   -----------------------------------

                                                                            Carrying
                                                                              Costs
                                                    Buildings               Less Cost       Land        Buildings
                                                       and       Improve-   of Sales      and Land         and       Total
Description                  Encumbrances  Land   Improvements     ments    and Other   Improvements  Improvements  (a),(b)
-----------                  ------------  ----   ------------   --------   ---------   ------------  ------------  -------
PROJECTS UNDER CONSTRUCTION (continued)
---------------------------------------
   Avenue of the Peninsula -
     Los Angeles, CA         $      --   $   4,338  $ 17,152    $  2,262   $  1,352      $  4,338       $ 20,766   $ 25,104
   Northside/Alpharetta II
     Fulton Co., GA                 --          --        --       7,067         67            --          7,134      7,134
   LA Cellular Headquarters -
     Los Angeles, CA                --          --        --      16,124         66            --         16,190     16,190
                             ----------------------------------------------------------------------------------------------
                                    --      39,349    17,152     115,964      6,271        39,349        139,387    178,736
                             ----------------------------------------------------------------------------------------------

RESIDENTIAL LOTS UNDER DEVELOPMENT
----------------------------------
   Browns Farm -
     Cobb Co., GA            $      --   $   3,154   $    --    $  5,416   $ (7,598)     $    972       $     --   $    972
   Apalachee River Club -
     Gwinnett Co., GA               --       1,820        --       4,173     (3,826)        2,167             --      2,167
   Echo Mill -
     Cobb Co., GA                   --       5,298        --       6,900     (8,518)        3,680             --      3,680
   Bradshaw Farm -
     Cherokee Co., GA               --       5,100        --      11,480    (16,375)          205             --        205
   Alcovy Woods -
     Gwinnett Co., GA              530       1,142        --       1,423       (818)        1,747             --      1,747
                                   530      16,514        --      29,392    (37,135)        8,771             --      8,771
                             ----------------------------------------------------------------------------------------------
                             $  91,029   $ 140,352   $132,203   $256,153   $(66,600)     $111,388       $350,720   $462,108
                             ==============================================================================================


                                           Column F    Column G     Column H      Column I
                                           --------    --------     --------      --------



                                                                                  Life on
                                                                                 Which De-
                                                                                 preciation
                                            Accumu-                               In 1998
                                             lated     Date of                    Income
                                            Deprecia-  Construc-      Date        Statement
Description                                 tion (a)     tion       Acquired     Is Computed
-----------                                 --------   ---------    --------     -----------
PROJECTS UNDER CONSTRUCTION (continued)
---------------------------------------
  Avenue of the Peninsula -
     Los Angeles, CA                         $    --      1998       1998                 --
   Northside/Alpharetta II
     Fulton Co., GA                               --      1998         --                 --
   LA Cellular Headquarters -
     Los Angeles, CA                              --      1998       1998                 --
                                             -------
                                                  --
                                             -------

RESIDENTIAL LOTS UNDER DEVELOPMENT
----------------------------------
   Browns Farm -
     Cobb Co., GA                            $    --    1993-1994   1993-1994             --
   Apalachee River Club -
     Gwinnett Co., GA                             --      1994         1994               --
   Echo Mill -
     Cobb Co., GA                                 --      1994         1994               --
   Bradshaw Farm -
     Cherokee Co., GA                             --      1994         1994               --
   Alcovy Woods -
     Gwinnett Co., GA                             --      1996         1996               --
                                             -------
                                                  --
                                             -------
                                             $23,419
                                             =======



                                                                                                                 SCHEDULE III
                                                                                                                 (Page 5 of 5)




                                       COUSINS PROPERTIES INCORPORATED AND CONSOLIDATED ENTITIES
                                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                           DECEMBER 31, 1998
                                                           ($ in thousands)

NOTES:
      (a)  Reconciliations  of total real estate  carrying value and accumulated depreciation  for the three  years  ended  December  31,  1998 are as follows:
                                                           Real Estate                 Accumulated Depreciation
                                                  ------------------------------     --------------------------
                                                    1998       1997       1996         1998      1997      1996
                                                    ----       ----       ----         ----      ----      ----
           Balance at beginning of period         $449,619   $377,663   $235,344     $33,617   $20,339   $15,483
              Additions during the period:
                Improvements and other
                  capitalized costs                213,556    100,395    181,682          --        --        --
                Provision for depreciation              --         --         --      13,645    13,278     5,571
                                                  ------------------------------     ---------------------------
                                                   213,446    100,395    181,682      13,645    13,278     5,571
                                                  ------------------------------     ---------------------------

              Deductions during the period:
              Cost of real estate contributed     (185,044)        --         --     (23,843)       --       --
              Cost of real estate sold             (16,023)   (28,439)   (39,363)         --        --     (715)
                                                  ------------------------------     ---------------------------
                                                  (201,067)   (28,439)   (39,363)    (23,843)       --     (715)
                                                  ------------------------------     ---------------------------
           Balance at close of period             $462,108   $449,619   $377,663     $23,419   $33,617   $20,339
                                                  ==============================     ===========================

      (b)  Initial cost for Kennesaw was previously adjusted to reflect a write-down of $1,430 to state the property at the then realizable value.


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------


To Wildwood Associates and Green Valley Associates II:
We have audited the accompanying combined balance sheets of WILDWOOD ASSOCIATES (a Georgia general partnership) and GREEN VALLEY ASSOCIATES II (a North Carolina general partnership) as of December 31, 1998 and 1997, and the related combined statements of income, partners' capital and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the management of the partnerships. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wildwood Associates and Green Valley Associates II as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                                    ARTHUR ANDERSEN LLP

Atlanta, Georgia
February 11, 1999



               WILDWOOD ASSOCIATES AND GREEN VALLEY ASSOCIATES II
               --------------------------------------------------
                             COMBINED BALANCE SHEETS
                             -----------------------
                           DECEMBER 31, 1998 AND 1997
                           --------------------------
                                ($ in thousands)
                                                             1998        1997
                                                           --------    --------
ASSETS
------

REAL ESTATE ASSETS:
    Income producing properties, including land of
        $49,457 in 1998 and $48,713 in 1997 (Note 7)       $276,137    $271,227
    Accumulated depreciation and amortization               (64,254)    (56,354)
                                                           --------------------
                                                            211,883     214,873
    Land committed to be contributed (Note 3)                 8,301       9,405
    Land and property predevelopment costs                   11,794      11,828
                                                           --------------------
           Total real estate assets                         231,978     236,106
                                                           --------------------
CASH AND CASH EQUIVALENTS                                     3,945       9,413
                                                           --------------------
OTHER ASSETS:
    Deferred expenses, net of accumulated amortization of
        $7,896 and $7,091 in 1998 and 1997, respectively      8,867       6,636
    Receivables (Note 6)                                      7,805      11,451
    Allowance for possible losses (Note 1)                   (2,250)     (2,550)
    Furniture, fixtures and equipment, net of accumulated
        depreciation of $426 and $364 in 1998 and 1997,
        respectively                                          1,192         733
    Other                                                         8          39
                                                             15,622      16,309
                                                           --------------------
                                                           $251,545    $261,828
                                                           ====================
LIABILITIES AND PARTNERS' CAPITAL

NOTES PAYABLE (Note 7)                                     $233,914    $193,861
RETAINAGE, ACCOUNTS PAYABLE AND
    ACCRUED LIABILITIES                                       7,445       7,503
                                                           --------------------
           Total liabilities                                241,359     201,364
                                                           --------------------

PARTNERS' CAPITAL (Notes 3 and 4):
    International Business Machines Corporation               5,093      30,232
    Cousins Properties Incorporated                           5,093      30,232
                                                           --------------------
           Total partners' capital                           10,186      60,464
                                                           --------------------
                                                           $251,545    $261,828
                                                           ====================

The accompanying notes are an integral part of these combined balance sheets.




               WILDWOOD ASSOCIATES AND GREEN VALLEY ASSOCIATES II
               --------------------------------------------------
                          COMBINED STATEMENTS OF INCOME
                          -----------------------------
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
              ----------------------------------------------------
                                ($ in thousands)


                                                      1998      1997      1996
                                                    -------   -------   -------
REVENUES:
    Rental income and recovery of expenses
        charged directly to specific tenants        $41,897   $38,507   $40,351
    Interest                                            208       474        39
    Other                                               179       134       115
                                                    ---------------------------
               Total revenues                        42,284    39,115    40,505
                                                    ---------------------------
EXPENSES:
    Real estate taxes                                 3,317     3,471     3,579
    Cleaning, maintenance and repairs                 3,069     2,791     2,622
    Utilities                                         2,409     2,031     2,182
    Management and personnel costs                    2,522     2,262     2,217
    Contract security                                 1,183     1,051     1,094
    Grounds maintenance                                 888       823       776
    Expenses charged directly to specific tenants       375       444       417
    Insurance                                            95        93        93
    Interest expense                                 15,215    12,972     9,712
    Depreciation and amortization                     9,161     8,798     8,372
    Ground lease expense (Note 8)                        --        --       295
    Real estate taxes on undeveloped land (Note 3)       87       143       208
    Other expense                                        27       430       448
                                                    ---------------------------
           Total expenses                            38,348    35,309    32,015
                                                    ---------------------------
INCOME BEFORE GAIN ON
    CONDEMNATION AWARD                                3,936     3,806     8,490

Gain on condemnation award                              220        --        --
                                                    ---------------------------
NET INCOME                                          $ 4,156   $ 3,806   $ 8,490
                                                    ===========================










The accompanying notes are an integral part of these combined statements.




               WILDWOOD ASSOCIATES AND GREEN VALLEY ASSOCIATES II
                    COMBINED STATEMENTS OF PARTNERS' CAPITAL
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                ($ in thousands)

                                    International
                                      Business          Cousins
                                      Machines        Properties
                                     Corporation     Incorporated     Total
                                    -------------    ------------    -------


BALANCE, December 31, 1995             $45,084          $45,084      $90,168


    Distributions                       (4,000)          (4,000)      (8,000)


    Net income                           4,245            4,245         8,490
                                       --------------------------------------

BALANCE, December 31, 1996              45,329           45,329        90,658


    Distributions                      (17,000)         (17,000)      (34,000)


    Net income                           1,903            1,903         3,806
                                       --------------------------------------

BALANCE, December 31, 1997              30,232           30,232        60,464


    Distributions                      (27,217)         (27,217)      (54,434)


    Net income                           2,078            2,078         4,156
                                       --------------------------------------

BALANCE, December 31, 1998             $ 5,093          $ 5,093       $10,186
                                       ======================================







The accompanying notes are an integral part of these combined statements.




               WILDWOOD ASSOCIATES AND GREEN VALLEY ASSOCIATES II
               --------------------------------------------------
                   COMBINED STATEMENTS OF CASH FLOWS (Note 9)
                   ------------------------------------------
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
              ----------------------------------------------------
                                ($ in thousands)

                                                     1998      1997      1996
                                                   -------   -------   -------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                     $ 4,156   $ 3,806   $  8,490
    Adjustments to reconcile net income to net
        cash provided by operating activities:
           Depreciation and amortization             9,161     8,798      8,372
           Effect of recognizing rental revenues
               on a straight-line basis              3,780     3,311        421
           Change in tenant rental receivables        (434)      297       (562)
           Change in accounts payable and accrued
               liabilities related to operations         2      (423)    3,557
                                                   ----------------------------
Net cash provided by operating activities           16,665     15,789    20,278
                                                   ----------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from condemnation                       2,246         --        --
    Property acquisition and development
        expenditures                                (6,112)   (15,501)  (34,871)
    Payment for deferred expenses, furniture,
        fixtures and equipment, and other assets    (3,886)      (757)   (2,978)
                                                   ----------------------------
Net cash used in investing activities               (7,752)   (16,258)  (37,849)
                                                   ----------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of notes payable                      (3,947)    (2,629)   (1,610)
    Proceeds from long term financing               44,000     30,000    70,000
    Proceeds from line of credit                        --         --    75,733
    Repayments under line of credit                     --         --  (102,041)
    Partnership distributions                      (54,434)   (34,000)   (8,000)
                                                   ----------------------------
Net cash (used in) provided by financing
    activities                                     (14,381)    (6,629)   34,082
                                                   ----------------------------
NET (DECREASE) INCREASE IN CASH AND
    CASH EQUIVALENTS                                (5,468)    (7,098)   16,511

CASH AND CASH EQUIVALENTS AT BEGINNING
    OF YEAR                                           9,413    16,511        --
                                                   ----------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR           $  3,945   $ 9,413  $ 16,511
                                                   ============================

The accompanying notes are an integral part of these combined statements.


               WILDWOOD ASSOCIATES AND GREEN VALLEY ASSOCIATES II
               --------------------------------------------------
                     NOTES TO COMBINED FINANCIAL STATEMENTS
                     --------------------------------------
                        DECEMBER 31, 1998, 1997 AND 1996
                        --------------------------------




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

Depreciation and Amortization:

         Real estate assets are stated at depreciated cost. Buildings are depreciated over 25 to 40 years. Furniture, fixtures, and equipment are depreciated over 3 to 5 years. Leasehold improvements and tenant improvements are amortized over the life of the leases or useful life of the assets, whichever is shorter. Deferred expenses - which include certain marketing and leasing costs and loan acquisition costs - are amortized over the period of estimated benefit. The straight-line method is used for all depreciation and amortization.

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

         Wildwood is an office park containing a total of approximately 285 acres, of which approximately 92 acres are owned by WWA, and an estimated 13 acres are committed to be contributed to WWA by Cousins (see Note 3). Cousins owns the balance of the developable acreage in the park. At December 31, 1998, WWA's income producing real estate assets in Wildwood consisted of: six office buildings totaling 2,132,000 rentable square feet (including land under such buildings totaling approximately 56 acres); land parcels totaling approximately 14 acres leased to two banking facilities and five restaurants; and a 2 acre site on which a child care facility is constructed. In addition, WWA's assets include 34 acres of land held for future development, which is composed of a 4 acre site with approximately 58,000 square feet of office space which was purchased in 1986 for future development (classified with income producing properties in the accompanying financial statements), and 30 acres of other land to be developed (including additional land committed to be contributed by Cousins) (see Note 3).

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

         The status of contributions at December 31, 1998, was as follows ($ in thousands):


                                                IBM       COUSINS      TOTAL
                                              -------     -------     -------
         Cash contributed                     $46,590     $    84     $ 46,674
         Property contributed                  16,267      54,472       70,739
         Land committed to be contributed          --       8,301        8,301
                                              --------------------------------
                  Total                       $62,857     $62,857     $125,714
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

         At December 31, 1998, Cousins was committed to contribute land on which an additional 598,493 GSF are developable, provided that regardless of planned use or density, 38,333 GSF shall be the minimum GSF attributed to each developable acre contributed. Cousins has also agreed to contribute infrastructure land in Wildwood, as defined, at no cost to WWA, in order to provide the necessary land for development of roads and utilities. The ultimate acreage remaining to be contributed by Cousins will depend upon the actual density achieved, but would be approximately 13 acres if the density were similar to that achieved on land contributed to date.

         WWA pays all of the expenses related to the Land Committed to be Contributed which were approximately $87,000, $143,000 and $208,000 in 1998, 1997 and 1996, respectively.

4.    OTHER PROVISIONS OF THE PARTNERSHIP AGREEMENTS

         Net income or loss and net cash flow, as defined, shall be allocated to the partners based on their percentage interests (50% each, subject to adjustment as provided in the partnership agreements).

         In the event of dissolution of the Partnerships, the assets will be distributed as follows:

o First, to repay all debts to third parties, including any secured loans with the partners.

o Second, to each partner until each capital account is reduced to zero.

o The balance to each partner in accordance with its percentage interest.

5.    FEES TO RELATED PARTIES

         The Partnerships engaged Cousins to manage, develop and lease the Partnerships' property. Fees to Cousins incurred by the Partnerships during 1998, 1997 and 1996 were as follows ($ in thousands):

                                               1998       1997       1996
                                              ------     ------     ------
         Development and tenant
              construction fees               $  123     $  406     $  604
         Management fees                       1,139      1,047      1,032
         Leasing and procurement fees          1,224        223      1,105
                                              ----------------------------
                                              $2,486     $1,676     $2,741
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

         At December 31, 1998, future minimum rentals to be received under existing non-cancelable leases, including tenants' current pro rata share of operating expenses are as follows ($ in thousands):

                                                   Leases
                                     Leases         With
                                      With          Third
                                    Partners       Parties        Total
                                    --------       --------      --------

         1999                       $ 10,068       $ 24,677      $ 34,745
         2000                          9,839         23,334        33,173
         2001                          7,728         23,344        31,072
         2002                          8,555         20,322        28,877
         2003                          5,771         18,127        23,898
         Thereafter                   17,312        100,772       118,084
                                    -------------------------------------
                                    $ 59,273       $210,576      $269,849
                                    =====================================

         At December 31, 1998 and 1997, receivables which related to the cumulative excess of revenues recognized in accordance with SFAS No. 13 over revenues which accrued in accordance with the actual lease agreements totaled $7,240,000 and $11,020,000, respectively. Of the 1998 amount, 72% was related to leases with IBM.













7.    NOTES PAYABLE

         At December 31, 1998, notes payable included the following ($ in thousands):

                                                                                 Term/
                                                                             Amortization                  Balance at
                                                                                Period          Final     December 31,
             Description                                      Rate              (Years)       Maturity        1998
             -----------                                 ----------------    ------------     ---------   ------------
   Line of credit ($10 million maximum)                  Fed Funds + .75%       1/ N/A           9/1/99     $     --
   2300 Windy Ridge Parkway Building mortgage note             7.56%            10/25           12/1/05       67,886
   3200 Windy Hill Road Building mortgage note                 8.23%            10/28            1/1/07       68,668
   4200 Wildwood Parkway Building mortgage note                6.78%            15.75/18        3/31/14       44,000
   4100/4300 Wildwood Parkway Buildings mortgage note          7.65%            15/25            4/1/12       29,258
   2500 Windy Ridge Parkway Building mortgage note             7.45%            10/20          12/15/05       24,102
                                                                                                            --------
                                                                                                            $233,914
                                                                                                            ========

         On June 30, 1998, Wildwood Associates completed the financing of the 4200 Wildwood Parkway office building. The $44 million non-recourse mortgage note payable has an interest rate of 6.78% and a term of 15-3/4 years. In conjunction with this financing WWA made non-operating cash distributions of $22.6 million to each partner. The $4.6 million operating distribution for 1998 was made to each partner at the same time.

         The 2300 Windy Ridge Parkway Building, the 3200 Windy Hill Road Building, the 4100/4300 Wildwood Parkway Buildings, and 4200 Wildwood Parkway mortgage notes provide for additional amortization in the later years of the notes (over that required by the amortization periods shown above) concurrent with scheduled rent increases.

         The line of credit matures September 1, 1999, but will automatically be renewed from year to year unless the lender provides a notice of non-renewal at least three months in advance of the annual renewal date. The line generally prohibits new borrowings other than those under the line, or the pledging of any assets not pledged as of August 1, 1990, without the Lender's prior approval. The line bears a floating interest rate equal to the daily federal funds rate plus 3/4%, and there are no fees or compensating balance arrangements required under the line. Cousins and IBM have each severally guaranteed one-half of the line of credit. Assets with net carrying values of approximately $194,678,000 were pledged as security on the Partnerships' debt.

         The aggregate maturities of the indebtedness at December 31, 1998 summarized above are as follows ($ in thousands):

                           1999                   $  4,730
                           2000                      5,352
                           2001                      6,037
                           2002                      6,746
                           Thereafter              211,049
                                                  --------
                                                  $233,914
                                                  ========

         The Partnerships capitalize interest expense to property under development as required by SFAS No. 34. In the years ended December 31, 1998 and 1997, the Partnerships capitalized interest totaling $1,463,000 and $1,998,000, respectively.

         The estimated fair value of the notes payable at December 31, 1998 was approximately $258 million, which was calculated by discounting future cash flows under the notes at estimated rates at which similar notes would be made currently.

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

9.    COMBINED STATEMENTS OF CASH FLOWS-SUPPLEMENTAL INFORMATION

         Interest paid (net of amounts capitalized) was as follows ($ in thousands):

                                         1998          1997         1996
                                       -------       -------       ------
         Interest paid                 $14,987       $12,700       $9,096

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






                                                                                                                      SCHEDULE III

                                          WILDWOOD ASSOCIATES AND GREEN VALLEY ASSOCIATES II
                                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                           DECEMBER 31, 1998
                                                           ($ in thousands)

     Column A                  Column B         Column C              Column D                       Column E
     --------                  --------         --------              --------                       --------
                                                                  Costs Capitalized            Gross Amount at Which
                                              Initial Cost           Subsequent                     Carried at
                                               to Company          to Acquisition                December 31, 1998
                                           -------------------   --------------------   -----------------------------------

                                                                            Carrying
                                                                              Costs
                                                    Buildings               Less Cost       Land        Buildings
                                                       and       Improve-   of Sales      and Land         and       Total
Description                  Encumbrances  Land   Improvements     ments    and Other   Improvements  Improvements  (a),(b)
-----------                  ------------  ----   ------------   --------   ---------   ------------  ------------  -------
Wildwood Office Park -
  Cobb Co., GA
    2500 Windy Ridge           $ 24,102   $ 4,414   $ 14,814    $ 10,523   $    141       $ 4,414       $ 25,478   $ 29,892
    2300 Windy Ridge             67,886     8,927         --      62,829      5,429         8,927         68,258     77,185
    Parkside                         --     3,161      2,553        (626)       (45)        2,440          2,603      5,043
    3200 Windy Hill              68,668    10,503         --      67,906      5,470        10,503         73,376     83,879
    4100/4300 Wildwood Parkway   29,258     6,689     --          22,975     251            6,689         23,226     29,915
    4200 Wildwood Parkway        44,000     4,347         --      28,500        375         4,347         28,875     33,222
    Stand Alone Retail Sites         --     8,752      1,234       2,372        123         9,344          3,137     12,481
    Land committed to
       be contributed                --     7,919         --          --        382         8,301             --      8,301
    Other land and
       property                      --    11,547         --       4,524        243        13,415          2,899     16,314
                               --------------------------------------------------------------------------------------------
                               $233,914   $66,259   $ 18,601    $199,003   $ 12,369       $68,380       $227,852   $296,232
                               ============================================================================================


                                           Column F    Column G     Column H      Column I
                                           --------    --------     --------      --------



                                                                                  Life on
                                                                                 Which De-
                                                                                 preciation
                                            Accumu-                               In 1998
                                             lated     Date of                    Income
                                            Deprecia-  Construc-      Date        Statement
Description                                 tion (a)     tion       Acquired     Is Computed
-----------                                 --------   ---------    --------     -----------
Wildwood Office Park -
   Cobb Co., GA
    2500 Windy Ridge                        $10,820       1985           1985      40 Years
    2300 Windy Ridge                         24,567       1986           1986      40 Years
    Parkside                                  2,603       1980           1986      25 Years
    3200 Windy Hill                          21,314       1989           1989      40 Years
    4100/4300 Wildwood Parkway                2,461       1995           1986      30 Years
    4200 Wildwood Parkway                       250       1996           1986      30 Years
    Stand Alone Retail Sites                  1,333    Various      1985-1995       Various
    Land committed to
       be contributed                            --         --      1985-1986            --
    Other land and
       property                                 906    Various      1985-1986       Various
                                            -------
                                            $64,254
                                            =======

 NOTE: (a)  Reconciliations of total real estate carrying value and accumulated depreciation for the three years ended December 31,
            1998 are as follows:
                                                        Real Estate                        Accumulated Depreciation
                                             ----------------------------------        -------------------------------
                                               1998         1997         1996            1998        1997        1996
                                             --------     --------     --------        -------     -------     -------
Balance at beginning of period               $292,460     $280,584     $259,428        $56,354     $48,699     $44,900
Additions during the period:
    Improvements, and other
      capitalized costs                         5,834       11,876       32,361             --          --          --
    Provisions for depreciation                    --           --           --          7,936       7,655       7,296
Deductions during the period:
    Condemnation of land                       (2,026)          --           --             --          --          --
    Retirement of fully depreciated
      assets and writeoffs                        (36)          --           --            (36)        (16)         --
    Disposition of Summit Green
      Office Building                              --           --      (11,205)            --          --      (3,481)
                                             ----------------------------------        -------------------------------
Balance at close of period                   $296,232     $292,460     $280,584        $64,254     $56,354     $48,699
                                             ==================================        ===============================



                         REPORT OF INDEPENDENT AUDITORS



To the Partners of
CSC Associates, L.P. (A Limited Partnership)

We have audited the accompanying balance sheets of CSC Associates, L.P. (the Partnership) as of December 31, 1998 and 1997, and the related statements of operations, partners' capital, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule of CSC Associates, L.P. listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CSC Associates, L.P. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                                 ERNST & YOUNG LLP


Atlanta, Georgia
February 5, 1999



                              CSC ASSOCIATES, L.P.
                              --------------------
                                 BALANCE SHEETS
                                 --------------
                           DECEMBER 31, 1998 AND 1997
                           --------------------------
                                ($ in thousands)


                                     ASSETS
                                     ------
                                                             1998       1997
                                                           --------   --------
REAL ESTATE ASSETS:


    Building and improvements, including land and
      land improvements of $22,818 in 1998 and 1997        $212,334   $209,120
    Accumulated depreciation                                (40,033)   (33,621)
                                                           -------------------
                                                            172,301    175,499
                                                           -------------------
CASH                                                          1,741        487
                                                           -------------------
NOTE RECEIVABLE (Note 4)                                     73,849     76,147
                                                           -------------------
OTHER ASSETS:

    Deferred expenses, net of accumulated amortization
      of $3,929 and $3,292 in 1998 and 1997, respectively     6,306      6,485
    Other receivables (Note 3)                               11,518     11,243
    Furniture, fixtures and equipment, net of accumulated
      depreciation of $40 and $22 in 1998 and 1997,
      respectively                                               56         59
    Other, net of accumulated amortization of $449 and
      $338 in 1998 and 1997, respectively (Note 6)            1,410      1,425
                                                           -------------------
         Total other assets                                  19,290     19,212
                                                           -------------------
                                                           $267,181   $271,345
                                                           ===================

                        LIABILITIES AND PARTNERS' CAPITAL
                        ---------------------------------

NOTE PAYABLE (Note 4)                                      $ 73,849   $ 76,147

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES                      3,122      1,482
                                                           -------------------
        Total liabilities                                    76,971     77,629
                                                           -------------------
PARTNERS' CAPITAL (Note 1)                                  190,210    193,716
                                                           -------------------
                                                           $267,181   $271,345
                                                           ===================




The accompanying notes are an integral part of these balance sheets.



                              CSC ASSOCIATES, L.P.
                              --------------------
                            STATEMENTS OF OPERATIONS
                            ------------------------
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
              ----------------------------------------------------
                                ($ in thousands)

                                                     1998      1997     1996
                                                   -------   -------   -------
REVENUES:
    Rental income and recovery of expenses
        charged directly to specific tenants       $36,956   $35,159   $33,312
    Interest income (Note 4)                         4,790     4,931     4,561
                                                   ---------------------------
        Total revenues                              41,746    40,090    37,873
                                                   ---------------------------
EXPENSES:
    Real estate taxes                                3,407     3,349     3,578
    Utilities                                          811       887       967
    Management and personnel costs                   1,686     1,546     1,523
    Cleaning                                         1,352     1,253     1,152
    Contract security                                  485       474       640
    Repairs and maintenance                            512       461       408
    Elevator                                           309       325       330
    Parking                                            299       260       245
    Insurance                                          106       106       112
    Grounds maintenance                                164       129       135
    Interest expense (Note 4)                        4,790     4,931     4,561
    Depreciation and amortization                    7,444     7,535     7,968
    Marketing and other expenses                       114        37        64
    General and administrative expenses                 73        77        82
                                                   ---------------------------
           Total expenses                           21,552    21,370    21,765
                                                   ---------------------------
NET INCOME                                         $20,194   $18,720   $16,108
                                                   ===========================


The accompanying notes are an integral part of these statements.




                              CSC ASSOCIATES, L.P.
                              --------------------
                         STATEMENTS OF PARTNERS' CAPITAL
                         -------------------------------
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
              ----------------------------------------------------
                                ($ in thousands)











         BALANCE, December 31, 1995                              $203,938

           Net income                                              16,108
           Distributions                                          (19,700)
                                                                 --------

         BALANCE, December 31, 1996                               200,346

           Net income                                              18,720
           Distributions                                          (25,350)
                                                                 --------

         BALANCE, December 31, 1997                               193,716
                                                                 --------

           Net income                                              20,194
           Distributions                                          (23,700)
                                                                 --------

         BALANCE, December 31, 1998                              $190,210
                                                                 ========









         The accompanying notes are an integral part of these statements.




                              CSC ASSOCIATES, L.P.
                              --------------------
                            STATEMENTS OF CASH FLOWS
                            ------------------------
                FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
              ----------------------------------------------------
                                ($ in thousands)

                                                        1998     1997     1996
                                                      -------  -------  -------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                        $20,194  $18,720  $16,108
    Adjustments to reconcile net income to
        net cash provided by operating activities:
           Depreciation and amortization                7,444    7,535    7,968
           Rental revenue recognized on straight-line
               basis in excess of rental revenue
               specified in the lease agreements         (164)    (238)    (748)
           Change in other receivables and
               other assets                              (207)     (90)    (997)
           Change in accounts payable and accrued
               liabilities related to operations        1,640      454   (1,937)
                                                      -------------------------
Net cash provided by operating activities              28,907   26,381   20,394
                                                      -------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to building and improvements             (3,480)    (433)    (571)
    Payments for deferred expenses                       (458)    (112)    (143)
    Investment in note receivable                          --       --  (80,000)
    Collection of note receivable                       2,298    2,157    1,696
    (Payments for) proceeds from furniture, fixtures
        and equipment                                     (15)     (30)     (46)
                                                      -------------------------
Net cash (used in) provided by investing activities    (1,655)   1,582  (79,064)
                                                      -------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from note payable                             --       --   80,000
    Repayment of note payable                          (2,298)  (2,157)  (1,696)
    Partnership distributions                         (23,700) (25,350) (19,700)
                                                      -------------------------
Net cash (used in) provided by financing activities   (25,998) (27,507)  58,604

NET INCREASE (DECREASE) IN CASH                         1,254      456      (66)

CASH AT BEGINNING OF YEAR                                 487       31       97
                                                      -------------------------
CASH AT END OF YEAR                                   $ 1,741  $   487  $    31
                                                      =========================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
    INFORMATION:
        Cash paid during the year for interest        $ 4,802  $ 4,937  $ 4,339
                                                      =========================

The accompanying notes are an integral part of these statements.

                              CSC ASSOCIATES, L.P.
                              --------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                        DECEMBER 31, 1998, 1997 AND 1996
                        --------------------------------




1.       FORMATION OF THE PARTNERSHIP AND TERMS OF THE PARTNERSHIP AGREEMENT
         -------------------------------------------------------------------

         CSC Associates, L.P. ("CSC," or the "Partnership") was formed under the terms of a Limited Partnership Agreement dated September 29, 1989 and by the filing of its Certificate of Limited Partnership on October 27, 1989. C&S Premises, Inc. ("Premises") and Cousins Properties Incorporated ("CPI") each own a 1% general partnership and a 49% limited partnership interest in the Partnership. Premises is a wholly owned subsidiary of NB Holdings Corporation which is a wholly owned subsidiary of Bank of America. The Partnership was formed for the purpose of developing and owning a 1.4 million gross square foot office tower in downtown Atlanta, Georgia (the "Building"), which is the Atlanta headquarters of Bank of America Corporation.

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

Depreciation and Amortization
-----------------------------

         Real estate assets are carried at cost. Depreciation of the Building commenced the date the Building became operational for financial statement purposes and the Building is being depreciated over 40 years. Leasehold and tenant improvements are amortized over the life of the leases or useful life of the assets, whichever is shorter. Furniture, fixtures, and equipment are depreciated over 5 years. Deferred expenses which include certain marketing and leasing costs, and loan acquisition costs are amortized over the period of estimated benefit. The straight line method is used for all depreciation and amortization.

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

Allowance for Doubtful Accounts
-------------------------------

         From time to time, the Partnership evaluates the need to establish an allowance for doubtful accounts based on a review of specific receivables. As of December 31, 1998 and 1997, there is no allowance for doubtful accounts included in the accompanying balance sheets.

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









         At December 31, 1998, future minimum rentals to be received under existing non-cancelable leases, including tenants' current pro rata share of operating expenses, are as follows ($ in thousands):

                                          Lease         Leases
                                          With           With
                                       NB Holdings       Third
                                       Corporation      Parties        Total
                                       -----------      -------        -----

             1999                       $ 16,762       $ 19,666      $ 36,428
             2000                         16,762         19,679        36,441
             2001                         16,762         19,997        36,759
             2002                         16,785         20,017        36,802
             2003                         16,788         20,377        37,165
             Subsequent to 2003          136,450         75,341       211,791
                                        -------------------------------------
                                        $220,309       $175,077      $395,386
                                        =====================================

         In the years ended December 31, 1998 and 1997, income recognized on a straight-line basis exceeded income which would have accrued in accordance with the lease terms by approximately $164,000 and $238,000, respectively. At December 31, 1998 and 1997, receivables which related to the cumulative excess of revenues recognized in accordance with SFAS No. 13 over revenues which accrued in accordance with the actual lease agreements totaled approximately $10,834,000 and $10,670,000, respectively. Of that amount, 17% was related to leases with NB Holdings Corporation and approximately 36% and 33% was related to each of two professional services firms, respectively. At December 31, 1998 NB Holdings Corporation leased approximately 46% and two professional services firms leased approximately 16% and 15%, respectively, of the net rentable space of the Building.

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

         The Partnership has loaned the $80 million proceeds of the Notes to CPI under a non-recourse loan (the "CPI Loan") secured by CPI's Partnership interests under the same payment terms as those of the Notes. CPI paid all costs of issuing the Notes and the CPI Loan, including a $400,000 fee to an affiliate of NationsBank Corporation. In addition, CPI pays a monthly fee to an affiliate of NationsBank Corporation of .025% of the outstanding principal balance of the Notes which totaled approximately $225,000 and $232,000 in 1998 and 1997, respectively.

         The estimated fair value of both the note payable and related note receivable at December 31, 1998 was $74 million which was calculated by discounting future cash flows under the notes at estimated rates at which similar notes would be made currently.

         The Partnership also has an unsecured $3 million line of credit provided by an affiliate of Premises. Interest on the line is paid at a floating rate (5.53% weighted average rate in December 1998) and interest only is payable quarterly through July 31, 1999, at which time the entire outstanding balance will be due. There were no borrowings under the line as of December 31, 1998 and 1997.

         The maturities of the Notes at December 31, 1998 are as follows (in thousands):

                           1999                       $ 2,450
                           2000                         2,610
                           2001                         2,782
                           2002                         2,965
                           2003                         3,159
                           Subsequent to 2003          59,883
                                                      -------
                                                      $73,849
                                                      =======

5.       RELATED PARTIES
         ---------------

         The Partnership engaged CPI and an affiliate of CPI to manage, develop and lease the Building. During 1998, 1997 and 1996, fees to CPI and its affiliate incurred by the Partnership were as follows ($ in thousands):

                                                 1998       1997      1996
                                                ------      ----      ----

Development and tenant construction fees        $   38      $ 17      $ 13
Leasing and procurement fees                       399        32       101
Management fees                                    917       870       815
                                                --------------------------
                                                $1,354      $919      $929
                                                ==========================

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





                                                                                                                     SCHEDULE III

                                                         CSC ASSOCIATES, L.P.
                                               REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                           DECEMBER 31, 1998
                                                            ($ in thousands)

      Column A                  Column B         Column C              Column D                       Column E
     --------                  --------         --------              --------                       --------
                                                                  Costs Capitalized            Gross Amount at Which
                                              Initial Cost           Subsequent                     Carried at
                                               to Company          to Acquisition                December 31, 1998
                                           -------------------   --------------------   -----------------------------------

                                                                            Carrying
                                                                              Costs
                                                    Buildings               Less Cost       Land        Buildings
                                                       and       Improve-   of Sales      and Land         and       Total
Description                  Encumbrances  Land   Improvements     ments    and Other   Improvements  Improvements  (a),(b)
-----------                  ------------  ----   ------------   --------   ---------   ------------  ------------  -------
NationsBank Plaza
  Atlanta, Georgia             $     --   $ 18,200    $  --      $183,685   $ 10,449      $ 22,818       $189,516   $212,334



                                           Column F    Column G     Column H      Column I
                                           --------    --------     --------      --------



                                                                                  Life on
                                                                                 Which De-
                                                                                 preciation
                                            Accumu-                               In 1998
                                             lated     Date of                    Income
                                            Deprecia-  Construc-      Date        Statement
Description                                 tion (a)     tion       Acquired     Is Computed
-----------                                 --------   ---------    --------     -----------

NationsBank Plaza
   Atlanta, Georgia                        $40,033     1990-1992       1990        5-40


NOTE: (a)  Reconciliations of total real estate carrying value and accumulated depreciation for the three years ended December 31,
            1998 are as follows:

                                                        Real Estate                        Accumulated Depreciation
                                             ----------------------------------        -------------------------------
                                               1998         1997         1996            1998        1997        1996
                                             --------     --------     --------        -------     -------     -------

Balance at beginning of period               $209,120     $209,141     $208,676        $33,621     $27,621     $21,232
Improvements and other capitalized costs        3,480          420          465             --          --          --
Write offs of improvements and other
  capitalized costs                              (266)        (441)          --           (266)       (441)         --
Provision for depreciation                         --           --           --          6,678       6,441       6,389
                                             ----------------------------------        -------------------------------
Balance at close of period                   $212,334     $209,120     $209,141        $40,033     $33,621     $27,621
                                             ==================================        ===============================
