Form 10-Q
period 1999-03-31
COUSINS PROPERTIES INC
filed 1999-05-14
CIK 25232

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended March 31, 1999                  Commission file number 0-3576






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


     At April 30, 1999, 32,049,109 shares of common stock of the Registrant were outstanding.



            COUSINS PROPERTIES INCORPORATED AND CONSOLIDATED ENTITIES
                           CONSOLIDATED BALANCE SHEETS
                   ($ in thousands, except per share amounts)



                                                         March 31,  December 31,
                                                           1999         1998
                                                         ---------  ------------
                                                        (Unaudited)

ASSETS
------
PROPERTIES:
   Operating properties, net of accumulated
     depreciation of $24,328 as of March 31, 1999
     and $23,419 as of December 31, 1998                 $247,010    $235,590
   Land held for investment or future development          15,436      15,530
   Projects under construction                            204,345     178,736
   Residential lots under development                       7,945       8,771
                                                         --------    --------
    Total properties                                      474,736     438,627
                                                         --------    --------

CASH AND CASH EQUIVALENTS, at cost which a
   pproximates market                                       2,829       1,347

NOTES AND OTHER RECEIVABLES                                35,395      39,470

INVESTMENT IN UNCONSOLIDATED JOINT VENTURES               223,872     264,648

OTHER ASSETS                                               11,433       8,766
                                                         --------    --------
       TOTAL ASSETS                                      $748,265    $752,858
                                                         ========    ========

LIABILITIES AND STOCKHOLDERS' INVESTMENT
----------------------------------------

NOTES PAYABLE                                            $190,796    $198,858

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES                   28,856      36,104

DEPOSITS AND DEFERRED INCOME                              119,841     120,966
                                                         --------    --------
       TOTAL LIABILITIES                                  339,493     355,928
                                                         --------    --------
MINORITY INTEREST                                          22,820      17,065
                                                         --------    --------
COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS' INVESTMENT:
   Common stock, $1 par value,  authorized
     50,000,000 shares; issued 32,038,817
     shares at March 31, 1999 and 31,887,298
     shares at December 31, 1998                           32,039      31,887
   Additional paid-in capital                             248,787     244,778
   Cumulative undistributed net income                    105,126     103,200
                                                         --------    --------
       TOTAL STOCKHOLDERS' INVESTMENT                     385,952     379,865
                                                         --------    --------
       TOTAL LIABILITIES AND STOCKHOLDERS' INVESTMENT    $748,265    $752,858
                                                         ========    ========









The accompanying notes are an integral part of these consolidated balance sheets.


            COUSINS PROPERTIES INCORPORATED AND CONSOLIDATED ENTITIES
                        CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (UNAUDITED)
                   ($ in thousands, except per share amounts)


                                                           1999         1998
                                                         -------      -------
REVENUES:
   Rental property revenues                              $11,665      $16,134
   Development income                                      1,760          792
   Management fees                                         1,106          890
   Leasing and other fees                                    611          534
   Residential lot and outparcel sales                     2,677        4,457
   Interest and other                                        865        1,047
                                                         -------      -------
                                                          18,684       23,854
                                                         -------      -------

INCOME FROM UNCONSOLIDATED JOINT VENTURES                  4,107        4,581

COSTS AND EXPENSES:
   Rental property operating expenses                      3,201        3,834
   General and administrative expenses                     3,586        3,072
   Depreciation and amortization                           2,807        3,598
   Stock appreciation right (credit) expense                (324)         198
   Residential lot and outparcel cost of sales             2,289        4,179
   Interest expense                                          365        2,812
   Property taxes on undeveloped land                        218          222
   Other                                                     290           15
                                                         -------      -------
                                                          12,432       17,930
                                                         -------      -------
INCOME FROM OPERATIONS BEFORE INCOME TAXES
   AND GAIN ON SALE OF INVESTMENT PROPERTIES              10,359       10,505

PROVISION (BENEFIT) FOR INCOME TAXES FROM OPERATIONS         865          (18)

INCOME BEFORE GAIN ON SALE OF INVESTMENT PROPERTIES        9,494       10,523

GAIN ON SALE OF INVESTMENT PROPERTIES, NET OF
   APPLICABLE INCOME TAX PROVISION                         5,508          771
                                                         -------      -------
NET INCOME                                               $15,002      $11,294
                                                         =======      =======

WEIGHTED AVERAGE SHARES                                   31,950       31,496
                                                         =======      =======
BASIC NET INCOME PER SHARE                               $   .47      $   .36
                                                         =======      =======
ADJUSTED WEIGHTED AVERAGE SHARES                          32,396       31,962
                                                         =======      =======
DILUTED NET INCOME PER SHARE                             $   .46      $   .35
                                                         =======      =======
CASH DIVIDENDS DECLARED PER SHARE                        $   .41      $   .36
                                                         =======      =======


The accompanying notes are an integral part of these consolidated statements.



            COUSINS PROPERTIES INCORPORATED AND CONSOLIDATED ENTITIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (UNAUDITED)
                                ($ in thousands)

                                                                1999     1998
                                                              -------  -------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Income before gain on sale of investment properties        $ 9,494  $10,523
   Adjustments to reconcile income before gain on sale
     of investment properties to net cash provided by
     operating activities:
       Depreciation and amortization                            2,807    3,598
       Stock appreciation right expense (credit)                 (324)     198
       Cash charges to expense accrual for stock
         appreciation rights                                      (63)     (24)
       Effect of recognizing rental revenues on a
         straight-line basis                                     (103)     (79)
       Income from unconsolidated joint ventures               (4,107)  (4,581)
       Operating distributions from unconsolidated
         joint ventures                                         9,989    7,259
       Residential lot and outparcel cost of sales              2,185    4,037
       Changes in other operating assets and liabilities:
         Change in other receivables                             (445)    (545)
         Change in accounts payable and accrued liabilities    (5,084)     589
                                                              -------  -------
Net cash provided by operating activities                      14,349   20,975
                                                              -------  -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Gain on sale of investment properties, net of
     applicable income tax provision                            5,508      771
   Adjustments to reconcile gain on sale of
     investment properties to net cash provided
     by sales activities:
       Cost of sales                                           10,161      839
   Deferred income recognized                                 (1,035)       --
   Property acquisition and development expenditures         (52,920)  (39,082)
   Investment in unconsolidated joint ventures,
     including interest capitalized to equity investments    (11,356)  (11,089)
   Non-operating distributions from unconsolidated joint
     ventures                                                  2,000     3,000
   Collection of notes receivable                              4,620       187
   Net cash received in formation of venture                  50,000        --
   Change in other assets, net                                (2,869)     (221)
                                                              -------  -------
Net cash provided by (used in) investing activities            4,109   (45,595)
                                                              -------  -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from line of credit                               85,178    13,162
   Repayment of line of credit                               (91,963)   (8,023)
   Dividends paid                                            (13,075)  (11,331)
   Common stock sold, net of expenses                          4,161     1,540
   Repayment of other notes payable                           (1,277)   (1,301)
                                                              -------  -------
Net cash used in financing activities                        (16,976)   (5,953)
                                                              -------  -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            1,482  (30,573)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                1,347   32,694
                                                              -------  -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $ 2,829  $ 2,121
                                                              =======  =======


The accompanying notes are an integral part of these consolidated statements.


            COUSINS PROPERTIES INCORPORATED AND CONSOLIDATED ENTITIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (UNAUDITED)

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

         The Consolidated Financial Statements were prepared by the Company without audit, but in the opinion of management reflect all adjustments necessary for the fair presentation of the Company's financial position as of March 31, 1999, and results of operations for the three month periods ended March 31, 1999 and 1998. Results of operations for the interim 1999 period are not necessarily indicative of results expected for the full year. While certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, the Company believes that the disclosures herein are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the Consolidated
Financial Statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998. The accounting policies employed are the same as those shown in Note 1 to the Consolidated Financial Statements included in such Form 10-K.

         Certain 1998 amounts have been reclassified to conform with the 1999 presentation.

2.   SUPPLEMENTAL INFORMATION CONCERNING CASH FLOWS
---------------------------------------------------

         Interest (net of $3,425,000 and $1,471,000 capitalized in 1999 and 1998, respectively) and income taxes paid were as follows for the three months ended March 31, 1999 and 1998 ($ in thousands):

                                             1999          1998
                                            ------        ------

                  Interest paid             $1,043        $2,610
                  Income taxes paid         $  266        $  110

         During the three months ended March 31, 1999, approximately $23,236,000 was transferred from Projects Under Construction to Operating Properties. In November 1998, the Company entered into a venture arrangement (the "Prudential Venture") with The Prudential Insurance Company of America ("Prudential"), whereby the Company contributed nine properties and Prudential is to contribute a total of $230,469,000 of cash on agreed-upon dates. (See Note 5 of "Notes to Consolidated Financial Statements" in the Company's Form 10-K for the year ended December 31, 1998.) Prudential contributed $50,000,000 in the first quarter 1999, bringing the total amount to $155,000,000 as of March 31, 1999. The effect of this contribution on the Consolidated Balance Sheet as of March 31, 1999 was a decrease of $44,250,000 in Investment in Unconsolidated Joint Ventures and an increase of $5,750,000 in Minority Interest.
         At March 31, 1999, cash and cash equivalents included approximately $1,684,000 from a property sale held in escrow pending reinvestment in a tax-deferred exchange and approximately $822,000 which is restricted under a municipal bond indenture.

3.   NOTES PAYABLE AND INTEREST EXPENSE
---------------------------------------

     At March 31, 1999 and December 31, 1998, notes payable included the following ($ in thousands):

                                                  March  31,  1999                         December 31, 1998
                                       -------------------------------------     ------------------------------------
                                                      Share of                                  Share of
                                                   Unconsolidated                            Unconsolidated
                                        Company    Joint Ventures     Total       Company    Joint Ventures     Total
                                        -------    --------------     -----       -------    --------------     -----
Floating Rate Lines
   of Credit                           $  4,335       $     84      $  4,419     $ 11,120       $    --       $ 11,120
Other Debt
   (primarily non-recourse
     fixed rate mortgages)              186,461        208,244       394,705      187,738        221,498       409,236
                                       --------       --------      --------     --------       --------      --------
                                       $190,796       $208,328      $399,124     $198,858       $221,498      $420,356
                                       ========       ========      ========     ========       ========      ========

     For the three months ended March 31, 1999, interest expense was recorded as follows ($ in thousands):

                                                 Share of
                                              Unconsolidated
                                   Company    Joint Ventures       Total
                                   -------    --------------       -----
        Interest Expensed          $  365         $3,691          $4,056
        Interest Capitalized        3,425            495           3,920
                                   ------         ------          ------
                                   $3,790         $4,186          $7,976
                                   ======         ======          ======

         During the first quarter of 1999, interest was capitalized related to the Company's and the Company's share of unconsolidated joint venture projects under construction which had an average balance of approximately $223 million.

4.  EARNINGS PER SHARE DATA
---------------------------

     Weighted average shares and adjusted weighted average shares are as follows (in thousands):

                                                         March 31,    March 31,
                                                           1999         1998
                                                         ---------    ---------
           Weighted average shares                        31,950       31,496
           Dilutive potential common shares                  446          466
                                                          ------       ------
           Adjusted weighted average shares               32,396       31,962
                                                          ======       ======
           Anti-dilutive options not included              1,191          565
                                                          ======       ======
5.  REPORTABLE SEGMENTS
-----------------------

         The Company has four reportable segments: Office Division, Retail Division, Medical Office Division and Land Division. The Office Division, Retail Division and Medical Office Division develop, lease and manage office buildings, retail centers and medical office buildings, respectively. The Land Division owns various tracts of strategically located land which are being held for future development. The Land Division also develops single-family residential communities which are parceled into lots and sold to various home builders.

         The management of the Company evaluates performance of its reportable segments based on Funds From Operations ("FFO"). The Company calculates its FFO using the National Association of Real Estate Investment Trusts ("NAREIT") definition of FFO adjusted to (I) eliminate the recognition of rental revenues on a straight-line basis, (ii) reflect stock appreciation right expense on a cash basis and (ii) recognize certain fee income as cash is received rather than when recognized in the financial statements. The Company believes its FFO presentation more properly reflects its operating results. The Company's reportable segments are broken down based on what type of product the division provides. The divisions are managed separately because each product they provide has separate and distinct development issues, leasing and/or sales strategies and management issues. The notations (100%) and (JV) used in the following tables indicate wholly-owned and unconsolidated joint ventures, respectively, and all amounts are in thousands.

Three Months Ended                           Office     Retail       Medical        Land      Unallocated
March 31, 1999                              Division   Division  Office Division  Division     and Other     Total
------------------                          --------   --------  ---------------  --------    -----------  --------
Rental property revenues (100%)            $  6,013    $  4,744      $  718        $   --       $    88    $ 11,563
Rental property revenues (JV)                15,344       4,454         199            --            --      19,997
Development income, management
   fees and leasing and other fees            2,610         536         271            60            --       3,477
Other income (100%)                              --          --          --         2,677           865       3,542
Other income (JV)                                --          --          --             6            28          34
                                           ------------------------------------------------------------------------
         Total revenues                      23,967       9,734       1,188         2,743           981      38,613
                                           ------------------------------------------------------------------------
Rental property operating expenses (100%)     1,961         999         210            --            31       3,201
Rental property operating expenses (JV)       4,568       1,074          65            --            --       5,707
Other expenses (100%)                            --          --          --         2,507         5,315       7,822
Other expenses (JV)                              --          --          --            11         3,563       3,574
                                           ------------------------------------------------------------------------
         Total expenses                       6,529       2,073         275         2,518         8,909      20,304
                                           ------------------------------------------------------------------------
Consolidated funds from operations           17,438       7,661         913           225        (7,928)     18,309
                                           ------------------------------------------------------------------------
Depreciation and amortization (100%)         (1,460)       (801)       (318)           --           (82)     (2,664)
Depreciation and amortization (JV)           (5,019)     (1,470)        (62)           --            --      (6,548)
Effect of the recognition of rental
   revenues on a straight-line basis (100%)     102          --          --            --            --         102
Effect of the recognition of rental
   revenues on a straight-line basis (JV)      (107)         15          --            --            --         (92)
Adjustment to reflect stock appreciation
   right expense on an accrual basis             --          --          --            --           387         387
Gain on sale of investment properties, net
   of applicable income tax provision            --          --          --            --         5,508       5,508
                                           ------------------------------------------------------------------------
Net income                                   10,954       5,405         533           225        (2,115)     15,002
                                           ------------------------------------------------------------------------
Provision for income taxes from operations       --          --          --            --           865         865
                                           ------------------------------------------------------------------------
Income from operations before taxes        $ 10,954    $  5,405      $  533        $  225       $(1,250)   $ 15,867
                                           ========================================================================
Total assets                               $404,421    $231,877      $55,537       $9,859       $46,571    $748,265
                                           ========================================================================
Investment in unconsolidated joint
  ventures                                 $142,151    $ 76,286      $ 3,606       $1,812       $    17    $223,872
                                           ========================================================================

Three Months Ended                           Office     Retail       Medical        Land      Unallocated
March 31, 1998                              Division   Division  Office Division  Division     and Other    Total
------------------                          --------   --------  ---------------  --------     ---------    -----
Rental property revenues (100%)            $  7,638    $  7,965      $  330        $   --       $   122    $ 16,055
Rental property revenues (JV)                11,927       1,981          --            --            --      13,908
Development income, management
   fees and leasing and other fees            1,885         121         210            --            --       2,216
Other income (100%)                              --          --          --         4,457         1,047       5,504
Other income (JV)                                --          --          --           125            23         148
                                           ------------------------------------------------------------------------
         Total revenues                      21,450      10,067         540         4,582         1,192      37,831
                                           ------------------------------------------------------------------------
Rental property operating expenses (100%)     2,182       1,499         113            --            40       3,834
Rental property operating expenses (JV)       5,721         587          --            --            --       6,308
Other expenses (100%)                            --          --          --         4,401         6,025      10,426
Other expenses (JV)                              --          --          --            35            --          35
                                           ------------------------------------------------------------------------
         Total expenses                       7,903       2,086         113         4,436         6,065      20,603
                                           ------------------------------------------------------------------------
Consolidated funds from operations           13,547       7,981         427           146        (4,873)     17,228
                                           ------------------------------------------------------------------------
Depreciation and amortization (100%)         (1,882)     (1,416)        (77)           --          (103)     (3,478)
Depreciation and amortization (JV)           (2,444)       (296)         --            --            --      (2,740)
Effect of the recognition of rental
   revenues on a straight-line basis (100%)      79          --          --            --            --          79
Effect of the recognition of rental
   revenues on a straight-line basis (JV)      (392)         --          --            --            --        (392)
Adjustment to reflect stock appreciation
   right expense on an accrual basis             --          --          --            --          (174)       (174)
Gain on sale of investment properties, net
   of applicable income tax provision            --          --          --            --           771         771
                                           ------------------------------------------------------------------------
Net income                                    8,908       6,269         350           146        (4,379)     11,294
                                           ------------------------------------------------------------------------
Benefit for income taxes from operations         --          --          --            --           (18)        (18)
                                           ------------------------------------------------------------------------
Income from operations before taxes        $  8,908    $  6,269      $  350        $  146       $(4,397)   $ 11,276
                                           ========    ========      ======        ======       =======    ========

Total assets                               $311,109    $231,811      $17,080       $13,695      $48,280    $621,975
                                           ========    ========      =======       =======      =======    ========

Investment in unconsolidated joint
  ventures                                 $103,977    $ 20,555      $    --       $ 1,075      $     2    $125,609
                                           ========    ========      =======       =======      =======    ========



Reconciliation to Consolidated Revenues
                                                    Three Months Ended
                                                  ----------------------
                                                  March 31,    March 31,
                                                    1999         1998
                                                  ---------    ---------
Rental property revenues (100%)                   $11,563       $16,055
Effect of the recognition of rental
   revenues on a straight-line basis (100%)          102             79
Development income, management fees
   and leasing and other fees                      3,477          2,216
Residential lot and outparcel sales                2,677          4,457
Interest and other                                   865          1,047
                                                  ---------------------
Total consolidated revenues                       $18,684       $23,854
                                                  =====================


6.   ABBOTTS BRIDGE STATION
---------------------------

         On February 1, 1999, CREC sold Abbotts Bridge Station, an approximately 83,000 square foot neighborhood retail center in suburban Atlanta, Georgia for $15.7 million, which was approximately $5.2 million over the cost of the center. Including depreciation recapture of approximately $.3 million and net of an income tax provision of approximately $2.0 million, the net gain on the sale was approximately $3.5 million.

7.   285 VENTURE, LTD.
----------------------

         In March 1999, Cousins and a commingled trust fund advised by J.P. Morgan Investment Management Inc. formed the 285 Venture, Ltd., each as 50% partners, for the purpose of developing 1155 Perimeter Center West, an approximately 358,000 square foot office building complex in suburban Atlanta, Georgia. The complex is expected to be completed in the third quarter of 2000 at a total cost of approximately $64 million.

PART I.  FINANCIAL INFORMATION
------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for the Three Months Ended March 31, 1999 and 1998.

Results of Operations:
----------------------

         Rental Property Revenues and Operating Expenses. Rental property revenues were approximately $4,469,000 lower in 1999. Rental property revenues from the Company's office portfolio decreased approximately $1,602,000. Rental property revenues decreased approximately $1,612,000, $693,000 and $705,000 in 1999 from the contribution of three office properties, First Union Tower, 100 North Point Center East and 200 North Point Center East, respectively, in November 1998 to the Prudential Venture (see Note 2). Grandview II was also contributed to the Prudential Venture but was not operational for financial reporting purposes in the first quarter 1998. Additionally, rental property revenues from 615 Peachtree Street decreased $201,000 due partially to the receipt of two cancellation penalties in the first quarter 1998 and partially to lower average economic occupancy in 1999. Average economic occupancy for such building decreased from 73% in the first quarter 1998 to 60% in the first quarter 1999. The decrease was partially offset by an increase in rental property revenues of $642,000 from the June 1998 acquisition of Lakeshore Park Plaza and an increase of approximately $722,000 in rental property revenues from 333 North Point Center East which became partially operational for financial reporting purposes in June 1998.

         Rental property revenues from the Company's retail portfolio decreased approximately $3,221,000 in 1999. Rental property revenues decreased approximately $1,445,000, $1,296,000, $826,000 and $331,000 in 1999 from the contribution of North Point MarketCenter, Greenbrier MarketCenter, Los Altos MarketCenter and Mansell Crossing II, respectively, to the aforementioned Prudential Venture in November 1998. The decrease was partially offset by an increase of approximately $613,000 in 1999 from Laguna Niguel Promenade, which became partially operational in July 1998.

         Rental property revenues from the Company's medical office portfolio increased approximately $388,000 in 1999. The June 1998 acquisition of Northside/Alpharetta I contributed to the increase in rental property revenues of approximately $655,000 in the first quarter of 1999. This increase was partially offset by a decrease of approximately $330,000 due to the contribution of Presbyterian Medical Plaza at University to the aforementioned Prudential Venture in November 1998.

         Rental property operating expenses decreased approximately $633,000, which decrease was primarily related to the contribution of the three office buildings, the four retail centers and one medical office building to the Prudential Venture, partially offset by the June 1998 acquisitions of Lakeshore Park Plaza and Northside/Alpharetta I, as well as 333 North Point Center East and Laguna Niguel Promenade becoming partially operational in June 1998 and July 1998, respectively.

         Development Income. Development income was approximately $968,000 higher in 1999. The increase in development income was partially due to development fees recognized from three of the Company's joint ventures developing Gateway Village ($245,000), 1155 Perimeter Center West ($143,000) (see Note 7) and The Pinnacle ($133,000). Development income was also recognized from a build to suit for Walgreens on an outparcel at Colonial Plaza MarketCenter. Partially offsetting the aforementioned increases in development income was a decrease in development income of approximately $121,000 from the Brad Cous Golf Venture, Ltd. developing World Golf Village and by a decrease of $115,000 from the Dusseldorf project.

         Management Fees. Management fees were approximately $216,000 higher in 1999 primarily due to approximately $163,000 of management fees recognized from the aforementioned Prudential Venture for the management of the nine contributed properties.

         Residential Lot and Outparcel Sales and Cost of Sales. Residential lot and outparcel sales decreased approximately $1,780,000 in 1999. The decrease was partially due to a decrease in residential lot sales from 84 lots in 1998 to 66 lots in 1999, which decreased residential lot sales recognized by approximately $980,000. Also contributing to the decrease were two outparcel sales recognized by CREC and one of its subsidiaries in 1998 totaling $800,000, as compared to no outparcel sales in 1999.

         Residential lot and outparcel cost of sales decreased approximately $1,890,000 in 1999 due to the decreases in residential lot and outparcel sales discussed above. The decrease in cost of sales was greater than the corresponding decrease in sales due to an increase in first quarter 1999 in gross profit percentages used to calculate the cost of sales on residential lot sales in certain of the residential developments.

         Interest and Other Income. Interest and other income decreased approximately $182,000 in 1999. The decrease was primarily due to a decrease in interest income recognized from temporary investments. In the three months ended March 31, 1998, the Company recognized interest income on temporary investments made with the remaining proceeds from the December 1997 common stock offering of 2,150,000 shares. No similar amounts were invested in the three months ended March 31, 1999.

         Income from Unconsolidated Joint Ventures. (All amounts reflect the Company's share of joint venture income.) Income from unconsolidated joint ventures decreased approximately $474,000 in 1999.

         Income from CSC Associates, L.P. increased approximately $177,000 in 1999 primarily due to the continued lease-up of NationsBank Plaza. Average economic occupancy increased to 98% in the first quarter 1999 from 92% in the first quarter 1998.

         Income from Wildwood Associates decreased approximately $326,000 in 1999. The decrease was due partially to a decrease in interest capitalization of $285,000 in 1999 and an increase in depreciation and amortization of approximately $175,000, as the 4200 Wildwood Parkway Building became partially operational in June 1998. Additionally, interest expense increased approximately $369,000 due to the $44 million non-recourse financing of the 4200 Wildwood Parkway Building which was completed in June 1998. The overall decrease was partially offset by income before depreciation, amortization and interest expense of $310,000 from the 4200 Wildwood Parkway Building. Income before depreciation, amortization and interest expense also favorably impacted results by approximately $205,000 due to the continued lease-up of the 2300 Windy Ridge Parkway, 2500 Windy Ridge Parkway and 3200 Windy Hill Road Buildings, which also partially offset the overall decrease in income from Wildwood Associates.

         Income from Cousins LORET decreased approximately $157,000. The decrease was primarily due to an increase in interest expense before capitalization of approximately $626,000 due to the funding of the $70 million non-recourse financing of The Pinnacle, which was completed on December 30, 1998. Partially offsetting the decrease was an increase of approximately $295,000 in interest capitalized to The Pinnacle. Income before depreciation, amortization and interest expense from The Pinnacle also partially offset the decrease by approximately $294,000, which became partially operational for financial reporting purposes in March 1999 and by approximately $105,000 from the lease-up of Two Live Oak.

         General and Administrative Expenses. General and administrative expenses increased approximately $514,000 in 1999. The increase was primarily due to the Company's continued expansion, partially offset by an increased level of salaries and overhead being capitalized to a higher level of projects under development in 1999.

         Depreciation and Amortization. Depreciation and amortization decreased approximately $791,000 in 1999. The decrease was due to the aforementioned contribution of nine properties to the Prudential Venture, partially offset by the June 1998 acquisitions of Lakeshore Park Plaza and Northside/Alpharetta I, and 333 North Point Center East and Laguna Niguel Promenade becoming partially operational in June 1998 and July 1998, respectively.

         Stock Appreciation Right (Credit) Expense. The credit to stock appreciation right expense increased approximately $522,000 from an expense of $198,000 in 1998 to a credit of $324,000 in 1999. This non-cash item is primarily related to the Company's stock price, which was $32.25 and $28.9375 at December 31, 1998 and March 31, 1999, respectively; and $29.3125 and $30.875 at December 31, 1997, and March 31, 1998, respectively.

         Interest Expense. Interest expense decreased approximately $2,447,000 in 1999. Interest expense before capitalization decreased approximately $493,000 to $3,790,000 in 1999 from $4,283,000 in 1998 due to lower debt levels. Further contributing to this decrease was an increase of approximately $1,954,000 in interest capitalized to projects under development (a reduction of interest expense) to $3,425,000 in 1999 from $1,471,000 in 1998.

         Other Expenses. Other expenses increased approximately $275,000 in 1999 due primarily to the recognition of Prudential's minority interest in the aforementioned Prudential Venture.

         Gain on Sale of Investment Properties. Gain on sale of investment properties increased approximately $4,737,000 in 1999. The 1999 gain included the following: the January 1999 sale of 3 acres of McMurray land ($.1 million gain), the February 1999 sale of Abbotts Bridge Station, a neighborhood retail center ($3.5 million gain), the March 1999 sale of Kennesaw Crossings neighborhood retail center ($.9 million gain) and amortization of deferred gain from the aforementioned formation of the Prudential Venture ($1.0 million). The 1998 gain included the following: the February 1998 sale of 43 acres of land adjacent to Lawrenceville MarketCenter (a retail center formerly owned by the Company) ($.2 million gain) and the March 1998 sale of 6 acres of land at the Company's North Point development ($.6 million gain).

Liquidity and Capital Resources:
--------------------------------

         Financial Condition. The Company's debt (including its pro rata share of unconsolidated joint venture debt) was 30% of total market capitalization at March 31, 1999.

         The Company has development and acquisition projects in various planning stages. The Company currently intends to finance these projects, as well as the completion of projects currently under construction, using its existing lines of credit (increasing those lines of credit as required), long-term non-recourse financing on the Company's unleveraged projects, other financings, and the sale of common stock, warrants to purchase common stock and debt securities under a $200 million shelf registration statement the Company filed with the Securities and Exchange Commission in September 1996, of which approximately $132 million remains available at March 31, 1999.

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

         Cash Flows. Net cash provided by operating activities decreased approximately $6.6 million in 1999. Changes in other operating assets and liabilities decreased approximately $5.6 million. Residential lot and outparcel cost of sales decreased $1.9 million due to a decrease in the number of residential lots and outparcels sold in 1999. A decrease of $1.0 million in income before gain on sale of investment properties also contributed to the decrease, as well as a decrease in depreciation and amortization of $.8 million due to the aforementioned contribution of the properties to the Prudential Venture. Operating distributions from unconsolidated joint ventures increased $2.7 million, which partially offset the aforementioned decreases, primarily due to $2.0 million of operating distributions from Cousins LORET.

         Net cash used in investing activities decreased approximately $47.7 million in 1999 to net cash provided by investing activities of $4.1 million. Net cash received related to the Prudential Venture increased $50 million in 1999 (see Note 2) which primarily caused the decrease in the net cash used in investing activities to net cash provided by investing activities. Also contributing to the decrease in net cash used in investing activities to net cash provided by investing activities was an increase in net cash provided by sales activities of $14.1 million. This increase was due to three sales in the first quarter of 1999: Abbotts Bridge Station, Kennesaw Crossings and McMurray land. The collection of notes receivable also increased $4.4 million due to the repayment of the Cousins LORET note receivable in the first quarter 1999. The decrease in net cash used in investing activities to net cash provided by investing activities was partially offset by an increase of $13.8 million in property acquisition and development expenditures, as a result of the Company having a higher level of projects under development in 1999. Non-operating distributions from unconsolidated joint ventures decreased $1.0 million, which also partially offset the decrease in net cash used in investing activities. In the first quarter 1999, Cousins LORET distributed $2.0 million, which represented a portion of the proceeds from the aforementioned $70 million financing of The Pinnacle in December 1998. In 1998, the Company received a distribution from Wildwood Associates of $3.0 million, which was a partial prepayment of the proceeds anticipated to be distributed to each partner from the $44 million financing of the 4200 Wildwood Parkway Building. No such distribution occurred in 1999. Deferred income recognized increased approximately $1.0 million which related to the Prudential Venture (see Note 5 of "Notes to Consolidated Financial Statements" in the Company's annual report on Form 10-K for the year ended December 31, 1998) and also partially offset the aforementioned decreases. Change in other assets, net, also decreased $2.6 million, which further offset the aforementioned decreases.

         Net cash used in financing activities increased approximately $11.0 million in 1999, which was primarily attributable to a decrease of $11.9 million in the net amount drawn on the Company's line of credit. An increase in the dividends paid per share to $.41 in 1999 from $.36 in 1998 and an increase in the number of shares outstanding also contributed to the increase in net cash used in financing activities, as dividends paid increased approximately $1.7 million. Partially offsetting the increase in net cash used in financing activities was an increase of approximately $2.6 million in the proceeds received from common stock sold, net of expenses.

Quantitative and Qualitative Disclosure About Market Risk:
----------------------------------------------------------

         There have been no significant changes in the Company's market risk related to its notes payable and notes receivable from that disclosed in the Company's annual report on Form 10-K for the year ended December 31, 1998.

Year 2000:
----------

         The "Year 2000 issue" is the result of certain computer systems, software, electronic equipment or embedded chips (collectively known as "computer systems") being written using two digits rather than four to define the applicable year. Therefore, certain computer systems may not distinguish between a year that begins with a "20" rather than a "19." This could result in system failures which could cause disruptions of operations. The Company has completed its initial assessment of the impact of the Year 2000 issue on its business and operations and has identified the areas which rely on computer systems and may be potentially impacted, which mainly include the systems utilized in the operations of its real estate properties and in the processing of its accounting data.

         The Company has substantially completed an inventory of the material computer systems being utilized in its existing operating real estate properties which may be adversely affected by the Year 2000 issue. Such systems include, but are not limited to, building control systems, heating and air conditioning controls, elevator controls, fire alarms and security devices. Certain of these systems are being replaced, upgraded or modified as deemed necessary, the cost of which is not expected to be material.

         The Company is currently in the process of upgrading its accounting software to a version that its software vendor has represented to be Year 2000 compliant, as they define it. The Company expects to have the installation of the upgrade completed by the third quarter of 1999. The hardware and operating system used to run the accounting software has been represented to be Year 2000 compliant. The Company has also assessed its non-financial computer systems, and is replacing, upgrading or modifying such systems as needed. The cost of the upgrades to the accounting software and non-financial computer systems is not expected to be material.

         The Company has significantly completed its survey of all material third party vendors to determine their Year 2000 compliance status and has received certificates, where possible, as to their compliancy. No estimates can be made as to any potential adverse impact resulting from the failure of any third party vendor or service provider to be Year 2000 compliant. To the extent the Year 2000 issue has a material adverse effect on the business operations or financial condition of third parties with which the Company has material relationships, such as vendors, suppliers, tenants and financial institutions, the Year 2000 issue could also have a material adverse effect on the Company's business, results of operations and financial condition.

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

         The Company is currently developing contingency plans on a property by property basis. This involves assessing critical tenants, systems and vendors. Certain servicing arrangements have been contracted with particular vendors to provide immediate response if the need arises and the Company is arranging for specific employees to staff certain properties in case of need.

         The preceding "Year 2000" discussion contains various forward-looking statements, within the meaning of the federal securities laws, which represent the Company's beliefs or expectations regarding future events. When used in this discussion, the words "expects" and "anticipates" and similar expressions are intended to identify forward-looking statements. Forward-looking statements include, without limitation, the Company's expectations as to when it will complete its Year 2000 evaluation, the estimated costs of achieving Year 2000 readiness and the Company's expectation that Year 2000 issues will not have a material impact on the Company's business, operations or financial condition. All forward-looking statements involve a number of risks and uncertainties that could cause the actual results to differ materially from the projected results. Factors that may cause these differences include, but are not limited to, the availability of qualified personnel, technology resources, any actions of third parties with respect to Year 2000 problems and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission.



Supplemental Financial Information:
-----------------------------------

     Depreciation and amortization expense included the following components for the three months ended March 31, 1999 ($ in thousands):


                                                           Share of
                                                        Unconsolidated
                                              Company   Joint Ventures    Total
                                              -------   --------------    -----

         Furniture, fixtures and equipment    $  143        $    1       $  144
         Deferred financing costs                 --             4            4
         Goodwill and related business
           acquisition costs                      75             5           80
         Real estate related:
           Building (including tenant
              first generation)                2,327         6,305        8,632
           Tenant second generation              262           238          500
                                              ------        ------       ------

                                              $2,807        $6,553       $9,360
                                              ======        ======       ======





         Exclusive of new developments and purchases of furniture, fixtures and equipment, the Company had the following capital expenditures during the three months ended March 31, 1999, including its share of unconsolidated joint ventures ($ in thousands):

                                          Office    Retail    Medical     Total
                                          ------    ------    -------     -----

    Second generation related costs        $249      $ --      $ --        $249
    Building improvements                    --        --        --          --
                                           ----      ----      ----        ----
                                           $249      $ --      $ --        $249
                                           ====      ====      ====        ====

PART II.  OTHER INFORMATION
---------------------------

Item 4.           Submission of Matters to a Vote of Security Holders
                  ---------------------------------------------------

                  (a) The Company's Annual Meeting of Stockholders was held on May 4, 1999.

                  (b)      Not applicable.

                  (c) The following proposals were adopted by the stockholders of the Company:

                         (i)    The election of seven Directors.

                                The vote on the above was:

                                                                    For           Against      Abstained
                                                                    ---           -------      ---------
                                Richard W. Courts, II            26,017,426         --           45,302
                                Thomas G. Cousins                26,021,051         --           41,677
                                Lillian C. Giornelli             26,016,908         --           45,820
                                Terence C. Golden                26,017,426         --           45,302
                                Boone A. Knox                    26,017,426         --           45,302
                                William Porter Payne             26,014,701         --           48,027
                                Richard E. Salomon               26,021,051         --           41,677

                         (ii) A proposal to adopt the  Cousins  Properties
                                Incorporated   1999  Stock  Incentive  Plan,
                                which plan  replaces the existing 1995 Stock
                                Incentive  Plan,  the Stock Plan for Outside
                                Directors and the Stock  Appreciation  Right
                                Plan.

                                    The vote on the above proposal was:

                                        For                  21,674,722
                                        Against               4,343,349
                                        Abstained                44,657

                         (iii) A proposal to amend the  Company's  Restated
                               and Amended Articles of Incorporation to increase the number of shares of Common Stock, $1 par value per share, authorized for issuance from 50 million to 150 million shares.

                               The vote on the above proposal was:

                                        For                  23,052,798
                                        Against               2,966,428
                                        Abstained                43,502





Item 6.           Exhibits and Reports on Form 8-K
                  --------------------------------

                  (a)      Exhibits
                           --------
                           10(e) The 1999 Stock Incentive Plan approved by the Stockholders on May 4, 1999, filed as Exhibit A to the Registrant's Proxy Statement dated March 29, 1999, and incorporated herein by reference.

                           27          Financial Data Schedule

                  (b)      Reports on Form 8-K
                           -------------------
                                       There have been no reports on Form 8-K filed by the Registrant during the quarter ended March 31, 1999.

                                   SIGNATURES
                                   ----------









Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         COUSINS PROPERTIES INCORPORATED
                         Registrant



                         /s/ Kelly H. Barrett
                         --------------------------------------------
                         Kelly H. Barrett
                         Senior Vice President - Finance
                         (Authorized Officer)
                         (Principal Accounting Officer)








May 14, 1999