Form 10-Q
period 1999-06-30
COUSINS PROPERTIES INC
filed 1999-08-13
CIK 25232

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended June 30, 1999                   Commission file number 0-3576






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


     At July 31, 1999, 32,131,434 shares of common stock of the Registrant were outstanding.



            COUSINS PROPERTIES INCORPORATED AND CONSOLIDATED ENTITIES
                           CONSOLIDATED BALANCE SHEETS
                   ($ in thousands, except per share amounts)


                                                         June 30,   December 31,
                                                           1999        1998
                                                       -----------  ------------
                                                       (Unaudited)

ASSETS
------
PROPERTIES:
   Operating properties, net of accumulated
     depreciation of $26,782 as of June 30, 1999
     and $23,421 as of December 31, 1998                $317,948     $235,588
   Land held for investment or future development         15,448       15,530
   Projects under construction                           269,135      178,736
   Residential lots under development                      6,744        8,771
                                                        --------     --------
     Total properties                                    609,275      438,625
                                                        --------     --------
CASH AND CASH EQUIVALENTS, at cost which approximates
   market                                                  5,378        1,349

NOTES AND OTHER RECEIVABLES                               35,593       39,470

INVESTMENT IN UNCONSOLIDATED JOINT VENTURES              164,627      264,648

OTHER ASSETS                                               9,746        8,766
                                                        --------     --------
       TOTAL ASSETS                                     $824,619     $752,858
                                                        ========     ========

LIABILITIES AND STOCKHOLDERS' INVESTMENT
----------------------------------------

NOTES PAYABLE                                           $202,979     $198,858

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES                  35,366       36,104

DEPOSITS AND DEFERRED INCOME                             118,431      120,966
                                                        --------     --------
       TOTAL LIABILITIES                                 356,776      355,928
                                                        --------     --------
MINORITY INTERESTS                                        28,632       17,065
                                                        --------     --------
COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS' INVESTMENT:
   Common stock, $1 par value,  authorized
     150,000,000 shares; issued 32,131,334
     shares at June 30, 1999 and 31,887,298
     shares at December 31, 1998                          32,131       31,887
   Additional paid-in capital                            251,531      244,778
   Cumulative undistributed net income                   155,549      103,200
                                                        --------     --------
       TOTAL STOCKHOLDERS' INVESTMENT                    439,211      379,865
                                                        --------     --------
       TOTAL LIABILITIES AND STOCKHOLDERS' INVESTMENT   $824,619     $752,858
                                                        ========     ========







The accompanying notes are an integral part of these consolidated balance sheets.



            COUSINS PROPERTIES INCORPORATED AND CONSOLIDATED ENTITIES
                        CONSOLIDATED STATEMENTS OF INCOME
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (UNAUDITED)
                    (In thousands, except per share amounts)

                                               Three Months        Six Months
                                              Ended June 30,     Ended June 30,
                                              --------------     --------------
                                               1999     1998      1999     1998
                                              ------  -------   -------  -------

REVENUES:
   Rental property revenues                  $12,967  $16,832   $24,632  $32,966
   Development income                          1,374      732     3,134    1,524
   Management fees                             1,255      928     2,361    1,818
   Leasing and other fees                      1,688      480     2,299    1,014
   Residential lot and outparcel sales         4,974    4,317     7,651    8,774
   Interest and other                            829      925     1,694    1,972
                                             -------  -------   -------  -------
                                              23,087   24,214    41,771   48,068
                                             -------  -------   -------  -------

INCOME FROM UNCONSOLIDATED JOINT VENTURES      5,392    4,547     9,499    9,128
                                             -------  -------   -------  -------
COSTS AND EXPENSES:
   Rental property operating expenses          3,827    4,308     7,028    8,142
   General and administrative expenses         3,447    2,893     7,033    5,965
   Depreciation and amortization               3,019    3,765     5,826    7,363
   Stock appreciation right expense (credit)     460     (118)      136       80
   Residential lot and outparcel cost of
     sales                                     3,859    4,059     6,148    8,238
   Interest expense                               65    2,731       430    5,543
   Property taxes on undeveloped land            224      227       442      449
   Other                                         820       94     1,110      109
                                             -------  -------   -------  -------
                                              15,721   17,959    28,153   35,889
                                             -------  -------   -------  -------
INCOME FROM OPERATIONS BEFORE INCOME TAXES    12,758   10,802    23,117   21,307

PROVISION (BENEFIT) FOR INCOME TAXES FROM
   OPERATIONS                                    390      (89)    1,255     (107)
                                             -------  -------   -------  -------
INCOME BEFORE GAIN ON SALE OF
   INVESTMENT PROPERTIES                      12,368   10,891    21,862   21,414

GAIN ON SALE OF INVESTMENT PROPERTIES, NET OF
   APPLICABLE INCOME TAX PROVISION            51,198      886    56,706    1,657
                                             -------  -------   -------  -------
NET INCOME                                   $63,566  $11,777   $78,568  $23,071
                                             =======  =======   =======  =======


WEIGHTED AVERAGE SHARES                       32,079   31,545    32,015   31,520
                                             =======  =======   =======  =======
BASIC NET INCOME PER SHARE                   $  1.98  $   .37   $  2.45  $   .73
                                             =======  =======   =======  =======
ADJUSTED WEIGHTED AVERAGE SHARES              32,749   32,029    32,578   31,996
                                             =======  =======   =======  =======
DILUTED NET INCOME PER SHARE                 $  1.94  $   .37   $  2.41  $   .72
                                             =======  =======   =======  =======
CASH DIVIDENDS DECLARED PER SHARE            $   .41  $   .36   $   .82  $   .72
                                             =======  =======   =======  =======


The accompanying notes are an integral part of these consolidated statements.




            COUSINS PROPERTIES INCORPORATED AND CONSOLIDATED ENTITIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (UNAUDITED)
                                ($ in thousands)

                                                            1999        1998
                                                          --------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Income before gain on sale of
     investment properties                                $ 21,862    $21,414
   Adjustments to reconcile income before gain on sale
     of investment properties to net cash provided by
     operating activities:
       Depreciation and amortization                         5,826      7,363
       Stock appreciation right expense                                                       136              80
       Cash charges to expense accrual for stock
         appreciation rights                                  (122)       (39)
       Effect of recognizing rental revenues on a
         straight-line basis                                  (202)      (155)
       Income from unconsolidated joint ventures                                           (9,499)         (9,128)
       Operating distributions from unconsolidated
         joint ventures                                     24,192     14,609
       Residential lot and outparcel cost of sales           6,019      7,965
       Changes in other operating assets and liabilities:
         Change in other receivables                        (1,447)    (1,335)
         Change in accounts payable and accrued
           liabilities                                       2,189      3,961
                                                          --------    -------
Net cash provided by operating activities                   48,954     44,735
                                                          --------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Gain on sale of investment properties, net of
     applicable income tax provision                        56,706      1,657
   Adjustments to reconcile gain on sale of
     investment properties to net cash provided
     by sales activities:
       Cost of sales                                        28,178      1,200
   Deferred income recognized                               (2,066)        --
   Property acquisition and development expenditures      (195,572)   (92,263)
   Investment in unconsolidated joint ventures,
     including interest capitalized to equity investments  (23,189)   (18,096)
   Net cash received in formation of venture               100,000         --
   Collection of notes receivable                            5,521      1,267
   Non-operating distributions from unconsolidated
     joint ventures                                          2,000     22,617
   Investment in notes receivable                               (4)    (5,969)
   Change in other assets, net                              (1,399)     1,374
                                                          --------    -------
Net cash used in investing activities                      (29,825)   (88,213)
                                                          --------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from line of credit                            170,672     85,062
   Repayment of line of credit                            (163,969)   (49,087)
   Dividends paid                                          (26,219)   (22,681)
   Common stock sold, net of expenses                        6,998      2,779
   Repayment of other notes payable                         (2,582)    (3,507)
                                                          --------    -------
Net cash (used in) provided by financing activities        (15,100)    12,566
                                                          --------    -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         4,029    (30,912)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD             1,349     32,694
                                                          --------    -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                $  5,378    $ 1,782
                                                          ========    =======


The accompanying notes are an integral part of these consolidated statements.

            COUSINS PROPERTIES INCORPORATED AND CONSOLIDATED ENTITIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION
--------------------------

         The Consolidated Financial Statements include the accounts of Cousins Properties Incorporated ("Cousins") and its majority and wholly-owned affiliates, Cousins Real Estate Corporation ("CREC") and its subsidiaries, and CREC II, Inc. ("CREC II") and its subsidiaries. All of the entities included in the Consolidated Financial Statements are hereinafter referred to collectively as the "Company."

         Cousins has elected to be taxed as a real estate investment trust ("REIT"), and intends to distribute 100% of its federal taxable income to stockholders, thereby eliminating any liability for future corporate federal income taxes. Therefore, the results included herein do not include a federal income tax provision for Cousins. However, CREC and its subsidiaries and CREC II and its subsidiaries are taxed separately from Cousins as regular corporations. Accordingly, the Consolidated Statements of Income include a provision (benefit) for CREC's and CREC II's income taxes.

         The Consolidated Financial Statements were prepared by the Company without audit, but in the opinion of management reflect all adjustments necessary for the fair presentation of the Company's financial position as of June 30, 1999, and results of operations for the three and six month periods ended June 30, 1999 and 1998. Results of operations for the interim 1999 periods are not necessarily indicative of results expected for the full year. While certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, the Company believes that the disclosures herein are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the
Consolidated Financial Statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998. The accounting policies employed are the same as those shown in Note 1 to the Consolidated Financial Statements included in such Form 10-K.

         Certain 1998 amounts have been reclassified to conform with the 1999 presentation.

2.   SUPPLEMENTAL INFORMATION CONCERNING CASH FLOWS
---------------------------------------------------

         Interest (net of $7,209,000 and $3,335,000 capitalized in 1999 and 1998, respectively) and income taxes paid were as follows for the six months ended June 30, 1999 and 1998 ($ in thousands):

                                                 1999         1998
                                                ------       ------

                  Interest paid                 $1,137       $5,458
                  Income taxes paid             $1,336       $  110

         During the six months ended June 30, 1999, approximately $23,236,000 was transferred from Projects Under Construction to Operating Properties. In November 1998, the Company entered into a venture arrangement (the "Prudential Venture") with The Prudential Insurance Company of America ("Prudential"), whereby the Company contributed nine properties and Prudential is to contribute a total of $230,469,000 of cash on agreed-upon dates. (See Note 5 of "Notes to Consolidated Financial Statements" in the Company's Form 10-K for the year ended December 31, 1998.) Prudential contributed $100,000,000 in the first six months of 1999, bringing the total amount to $205,000,000 as of June 30, 1999. The effect of this contribution on the Consolidated Balance Sheet as of June 30, 1999 was a decrease of $88,500,000 in Investment in Unconsolidated Joint Ventures and an increase of $11,500,000 in Minority Interests.
         At June 30, 1999, cash and cash equivalents included approximately $831,000 which is restricted under a municipal bond indenture.

3.   NOTES PAYABLE AND INTEREST EXPENSE
---------------------------------------

     At June 30, 1999 and December 31, 1998, notes payable included the following $ in thousands):

                                           June 30, 1999                          December 31, 1998
                               -----------------------------------     --------------------------------------
                                             Share of                                  Share of
                                          Unconsolidated                            Unconsolidated
                                Company   Joint Ventures    Total       Company     Joint Ventures     Total
                               --------   --------------  --------     --------     --------------     -----

Floating Rate Lines of Credit
   and Construction Loans      $ 17,823      $  2,991     $ 20,814     $ 11,120        $     --      $ 11,120
Other Debt
   (primarily non-recourse
     fixed rate mortgages)      185,156       197,188      382,344      187,738         221,498       409,236
                               --------      --------     --------     --------        --------      --------
                               $202,979      $200,179     $403,158     $198,858        $221,498      $420,356
                               ========      ========     ========     ========        ========      ========

         For the three and six months ended June 30, 1999,  interest expense was recorded as follows ($ in thousands):
                                        Three Months Ended                         Six Months Ended
                                           June 30, 1999                             June 30, 1999
                               -----------------------------------      -------------------------------------
                                             Share of                                  Share of
                                          Unconsolidated                            Unconsolidated
                               Company    Joint Ventures     Total      Company     Joint Ventures     Total
                               -------    --------------    ------      -------     --------------    -------
     Interest Expensed         $   65         $3,706        $3,771      $  430          $7,397        $ 7,827
     Interest Capitalized       3,784            281         4,065       7,209             776          7,985
                               ------         ------        ------      ------          ------        -------
                               $3,849         $3,987        $7,836      $7,639          $8,173        $15,812
                               ======         ======        ======      ======          ======        =======

         During the second quarter of 1999, interest was capitalized related to the Company's and the Company's share of unconsolidated joint venture projects under construction which had an average balance of approximately $295 million.
         In June 1999, the Company executed a temporary extension of its $150 million Line of Credit until August 27, 1999. The Company is currently negotiating the modification of this $150 million Line of Credit and currently anticipates a closing on the modification on or before August 27, 1999.


4.  EARNINGS PER SHARE DATA
---------------------------
         Weighted average shares and adjusted weighted average shares are as follows (in thousands):
                                          Three Months Ended    Six Months Ended
                                               June 30,             June 30,
                                           -----------------    ----------------
                                             1999      1998      1999      1998
                                            ------    ------    ------    ------
  Weighted average shares                   32,079    31,545    32,015    31,520
  Dilutive potential common shares             670       484       563       476
                                            ------    ------    ------    ------
  Adjusted weighted average shares          32,749    32,029    32,578    31,996
                                            ======    ======    ======    ======
  Anti-dilutive options not included             -         -         -       585
                                            ======    ======    ======    =====
5.  REPORTABLE SEGMENTS
-----------------------

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

         The management of the Company evaluates performance of its reportable segments based on Funds From Operations ("FFO"). The Company calculates its FFO using the National Association of Real Estate Investment Trusts ("NAREIT") definition of FFO adjusted to (i) eliminate the recognition of rental revenues on a straight-line basis, (ii) reflect stock appreciation right expense on a cash basis and (iii) recognize certain fee income as cash is received rather than when recognized in the financial statements. The Company believes its FFO presentation more properly reflects its operating results. The Company's reportable segments are broken down based on what type of product the division provides. The divisions are managed separately because each product they provide has separate and distinct development issues, leasing and/or sales strategies and management issues. The notations (100%) and (JV) used in the following tables indicate wholly-owned and unconsolidated joint ventures, respectively, and all amounts are in thousands.



Three Months Ended                           Office     Retail       Medical        Land      Unallocated
June 30, 1999                               Division   Division  Office Division  Division     and Other     Total
------------------                          --------   --------  ---------------  --------    -----------   -------
Rental property revenues (100%)              $ 6,544    $4,687       $1,545        $    -       $    93     $12,869
Rental property revenues (JV)                 15,719     4,049          135             -             -      19,903
Development income, management
   fees and leasing and other fees (100%)      3,409       333          515            60             -       4,317
Development income, management fees
   and leasing and other fees (JV)               451         -            -             -             -         451
Other income (100%)                                -       815            -         4,159           829       5,803
Other income (JV)                                  -         -            -           243            47         290
                                            -----------------------------------------------------------------------
         Total revenues                       26,123     9,884        2,195         4,462           969      43,633
                                            -----------------------------------------------------------------------
Rental property operating expenses (100%)      2,183     1,135          509             -             -       3,827
Rental property operating expenses (JV)        4,210       987           47             -             -       5,244
Other expenses (100%)                              -       358            -         3,725         4,939       9,022
Other expenses (JV)                              167       242            -            61         3,915       4,385
                                            -----------------------------------------------------------------------
         Total expenses                        6,560     2,722          556         3,786         8,854      22,478
                                            -----------------------------------------------------------------------
Consolidated funds from operations            19,563     7,162        1,639           676        (7,885)     21,155
                                            -----------------------------------------------------------------------
Depreciation and amortization (100%)          (1,582)     (877)        (331)            -           (74)     (2,864)
Depreciation and amortization (JV)            (4,451)     (985)         (41)            -             -      (5,477)
Effect of the recognition of rental
   revenues on a straight-line basis (100%)       98         -            -             -             -          98
Effect of the recognition of rental
   revenues on a straight-line basis (JV)        (67)      (76)           -             -             -        (143)
Adjustment to reflect stock appreciation
   right expense on an accrual basis               -         -            -             -          (401)       (401)
Gain on sale of investment properties, net
   of applicable income tax provision              -         -            -             -        51,198      51,198
                                            -----------------------------------------------------------------------
Net income                                    13,561     5,224        1,267           676        42,838      63,566
                                            -----------------------------------------------------------------------
Provision for income taxes from operations         -         -            -             -           390         390
                                            -----------------------------------------------------------------------
Income from operations before income taxes  $ 13,561    $5,224       $1,267        $  676       $43,228     $63,956
                                            =======================================================================



Six Months Ended                             Office     Retail       Medical        Land      Unallocated
June 30, 1999                               Division   Division  Office Division  Division     and Other      Total
----------------                            --------   --------  ---------------  --------    -----------   --------
Rental property revenues (100%)             $ 12,557   $  9,431     $  2,263       $     -       $   179    $ 24,430
Rental property revenues (JV)                 31,063      8,503          334             -             -      39,900
Development income, management
   fees and leasing and other fees (100%)      6,019        869          786           120             -       7,794
Development income, management fees
   And leasing and other fees (JV)               451          -            -             -             -         451
Other income (100%)                                -        815            -         6,836         1,694       9,345
Other income (JV)                                  -          -            -           249            75         324
                                            ------------------------------------------------------------------------
         Total revenues                       50,090     19,618        3,383         7,205         1,948      82,244
                                            ------------------------------------------------------------------------
Rental property operating expenses (100%)      4,144      2,134          719             -            31       7,028
Rental property operating expenses (JV)        8,777      2,061          111             -             -      10,949
Other expenses (100%)                              -        358            -         6,232        10,254      16,844
Other expenses (JV)                              167        242            -            72         7,478       7,959
                                            ------------------------------------------------------------------------
         Total expenses                       13,088      4,795          830         6,304        17,763      42,780
                                            ------------------------------------------------------------------------
Consolidated funds from operations            37,002     14,823        2,553           901       (15,815)     39,464
                                            ------------------------------------------------------------------------
Depreciation and amortization (100%)          (3,045)    (1,678)        (649)            -          (156)     (5,528)

Depreciation and amortization (JV)            (9,467)    (2,455)        (103)            -             -     (12,025)
Effect of the recognition of rental
   revenues on a straight-line basis (100%)      202          -            -             -             -         202
Effect of the recognition of rental
   revenues on a straight-line basis (JV)       (176)       (61)           -             -             -        (237)
Adjustment to reflect stock appreciation
   right expense on an accrual basis               -          -            -             -           (14)        (14)
Gain on sale of investment properties, net
   of applicable income tax provision              -          -            -             -        56,706      56,706
Net income                                    24,516     10,629        1,801           901        40,721      78,568
                                            ------------------------------------------------------------------------
Provision for income taxes from operations         -          -            -             -         1,255       1,255
                                            ------------------------------------------------------------------------
Income from operations before income taxes  $ 24,516   $ 10,629      $ 1,801       $   901      $41,976     $ 79,823
                                            ========================================================================
Total assets                                $484,350   $220,351      $56,212       $10,456      $53,250     $824,619
                                            ========================================================================
Investment in unconsolidated joint ventures $124,217   $ 29,786      $ 1,699       $ 3,408      $ 5,517     $164,627
                                            ========================================================================




Three Months Ended                           Office     Retail       Medical        Land      Unallocated
June 30, 1998                               Division   Division  Office Division  Division     and Other     Total
------------------                          --------   --------  ---------------  --------    -----------   -------
Rental property revenues (100%)             $ 8,013    $ 8,189        $427        $    -       $   127      $16,756
Rental property revenues (JV)                 2,353      2,044           -             -             -       14,397
Development income, management
   fees and leasing and other fees (100%)     1,700        202         238             -             -        2,140
Development income, management fees
   And leasing and other fees (JV)                -          -           -             -             -            -
Other income (100%)                               -          -           -         4,317           925        5,242
Other income (JV)                                 -          -           -            19            31           50
                                            -----------------------------------------------------------------------
         Total revenues                      22,066     10,435         665         4,336         1,083       38,585
                                            -----------------------------------------------------------------------
Rental property operating expenses (100%)     2,472      1,672         144             -            20        4,308
Rental property operating expenses (JV)       5,829        642           -             -             -        6,471
Other expenses (100%)                             -          -           -         4,286         5,761       10,047
Other expenses (JV)                               -          -           -            19             -           19
                                            -----------------------------------------------------------------------
         Total expenses                       8,301      2,314         144         4,305         5,781       20,845
                                            -----------------------------------------------------------------------
Consolidated funds from operations           13,765      8,121         521            31        (4,698)      17,740
                                            -----------------------------------------------------------------------
Depreciation and amortization (100%)         (1,995)    (1,471)        (78)            -          (104)      (3,648)
Depreciation and amortization (JV)           (2,574)      (383)          -             -             -       (2,957)
Effect of the recognition of rental
   revenues on a straight-line basis (100%)      76          -           -             -             -           76
Effect of the recognition of rental
   revenues on a straight-line basis (JV)      (428)       (25)          -             -             -         (453)
Adjustment to reflect stock appreciation
   right expense on an accrual basis              -          -           -             -           133          133
Gain on sale of investment properties, net
   of applicable income tax provision             -          -           -             -           886          886
                                            -----------------------------------------------------------------------
Net income                                     8,844      6,242         443            31        (3,783)      11,777
                                            -----------------------------------------------------------------------
Benefit for income taxes from operations          -          -           -             -           (89)         (89)
                                            -----------------------------------------------------------------------
Income from operations before income taxes  $ 8,844    $ 6,242        $443        $   31       $(3,872)     $11,688
                                            =======================================================================



Six Months Ended                             Office     Retail       Medical        Land      Unallocated
June 30, 1998                               Division   Division  Office Division  Division     and Other    Total
----------------                            --------   --------  ---------------  --------    -----------  -------
Rental property revenues (100%)             $ 15,651   $ 16,154      $   757      $     -       $   249    $ 32,811
Rental property revenues (JV)                 24,280      4,025            -            -             -      28,305
Development income, management
   fees and leasing and other fees             3,585        323          448            -             -       4,356
Other income (100%)                                -        800            -        7,974         1,972      10,746
Other income (JV)                                  -          -            -          144            54         198
                                            -----------------------------------------------------------------------
         Total revenues                       43,516     21,302        1,205        8,118         2,275      76,416
                                            -----------------------------------------------------------------------
Rental property operating expenses (100%)      4,654      3,171          257            -            60       8,142
Rental property operating expenses (JV)       11,550      1,229            -            -             -      12,779
Other expenses (100%)                              -        712            -        7,975        11,786      20,473
Other expenses (JV)                                -          -            -           54             -          54
                                            -----------------------------------------------------------------------
         Total expenses                       16,204      5,112          257        8,029        11,846      41,448
                                            -----------------------------------------------------------------------
Consolidated funds from operations            27,312     16,190          948           89        (9,571)     34,968
                                            -----------------------------------------------------------------------
Depreciation and amortization (100%)          (3,877)    (2,887)        (155)           -          (207)     (7,126)
Depreciation and amortization (JV)            (5,018)      (679)           -            -             -      (5,697)
Effect of the recognition of rental
   revenues on a straight-line basis (100%)      155          -            -            -             -         155
Effect of the recognition of rental
   revenues on a straight-line basis (JV)       (822)       (23)           -            -             -        (845)
Adjustment to reflect stock appreciation
   right expense on an accrual basis               -          -            -            -           (41)        (41)
Gain on sale of investment properties, net
   of applicable income tax provision              -          -            -            -         1,657       1,657
                                            -----------------------------------------------------------------------
Net income                                    17,750     12,601          793           89        (8,162)     23,071
                                            -----------------------------------------------------------------------
Benefit for income taxes from operations           -          -            -            -          (107)       (107)
                                            -----------------------------------------------------------------------
Income from operations before income taxes  $ 17,750   $ 12,601      $   793      $    89       $(8,269)   $ 22,964
                                            =======================================================================
Total assets                                $320,911   $244,083      $35,514      $13,426       $52,459    $666,393
                                            =======================================================================
Investment in unconsolidated joint ventures $ 87,600   $ 21,512      $     -      $ 1,081       $     3    $110,196
                                            =======================================================================


Reconciliation to Consolidated Revenues
                                                   Three Months Ended             Six Months Ended
                                                  June 30,      June 30,        June 30,       June 30,
                                                  ----------------------        -----------------------
                                                    1999          1998            1999           1998
                                                  -------       -------         -------        -------
Rental property revenues (100%)                   $12,869       $16,756         $24,430        $32,811
Effect of the recognition of rental
   revenues on a straight-line basis (100%)           98             76             202            155
Development income, management fees
   and leasing and other fees                      4,317          2,140           7,794          4,356
Residential lot and outparcel sales                4,974          4,317           7,651          8,774
Interest and other                                   829            925           1,694          1,972
                                                  ---------------------         ----------------------
Total consolidated revenues                       $23,087       $24,214         $41,771        $48,068
                                                  =====================         ======================


6.   SALE OF INTEREST IN HAYWOOD MALL AND PURCHASE OF INFORUM
-------------------------------------------------------------

         On June 28, 1999, the Company sold its 50% ownership interest in Haywood Mall, located in Greenville, South Carolina, to Simon Property Group for $69 million, recognizing a gain of $50.1 million which is included in Gain on Sale of Investment Properties, Net of Applicable Income Tax Provision in the accompanying Consolidated Statements of Income. The sale of its 50% ownership interest in Haywood Mall was structured as a tax-deferred exchange for income tax purposes, with the proceeds being reinvested into the purchase of the Inforum, an 876,000 square foot office building with an additional 111,000 of exhibition space located in downtown Atlanta, Georgia on June 30, 1999. The purchase price of the Inforum was $71 million.

PART I.  FINANCIAL INFORMATION
------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for the Three and Six Months Ended June 30, 1999 and 1998.

Results of Operations:
----------------------

         Rental Property Revenues and Operating Expenses. Rental property revenues were approximately $3,865,000 and $8,334,000 lower in the three and six month 1999 periods, respectively. Rental property revenues from the Company's office division decreased approximately $1,447,000 and $3,047,000 in the three and six month 1999 periods, respectively. Rental property revenues decreased approximately $1,633,000, $721,000 and $732,000 in the three month 1999 period and $3,246,000, $1,414,000 and $1,437,000 in the six month 1999 period, from the contribution of three office properties, First Union Tower, 100 North Point Center East and 200 North Point Center East, respectively, in November 1998 to the Prudential Venture (see Note 2). Grandview II was also contributed to the Prudential Venture but was not operational for financial reporting purposes in the first half of 1998. Additionally, rental property revenues from 615 Peachtree Street decreased approximately $279,000 for the six month 1999 period due partially to the receipt of two cancellation penalties in the first quarter 1998 and partially to lower average economic occupancy in 1999. The decreases were partially offset by increases in rental property revenues of $608,000 and $1,250,000 in the three and six month 1999 periods, respectively, from the June 1998 acquisition of Lakeshore Park Plaza and increases of approximately $558,000 and $1,280,000 in the three and six month 1999 periods, respectively, in rental property revenues from 333 North Point Center East which became partially operational for financial reporting purposes in June 1998. 333 John Carlyle became partially operational for financial reporting purposes in May 1999, which increased rental property revenues by $420,000 for the three and six month 1999 periods.

         Rental property revenues from the Company's retail division decreased approximately $3,502,000 and $6,722,000 for the three and six month 1999 periods, respectively. Rental property revenues decreased approximately $1,379,000, $1,304,000, $833,000 and $329,000 in the three month 1999 period and
$2,825,000,  $2,600,000,  $1,659,000  and  $661,000 in the six month 1999 period from the contribution of North Point MarketCenter, Greenbrier MarketCenter, Los Altos MarketCenter and Mansell Crossing II, respectively, to the aforementioned Prudential Venture in November 1998. The decreases were also due to the sale of Abbotts Bridge Station in February 1999, which contributed approximately $407,000 and $435,000 to the decrease in the three and six month 1999 periods, respectively. The decreases were partially offset by an increase of approximately $626,000 and $1,239,000 in the three and six month 1999 periods, respectively, from Laguna Niguel Promenade, which became partially operational in July 1998.

         Rental property revenues from the Company's medical office division increased approximately $1,118,000 and $1,506,000 in the three and six month 1999 periods, respectively. The June 1998 acquisition of Northside/Alpharetta I contributed to the increase in rental property revenues by approximately $559,000 and $1,217,000 in the three and six month 1999 periods, respectively. The AtheroGenics medical office building became fully operational in March 1999, which contributed approximately $217,000 and $277,000 to the increase in the three and six month 1999 periods, respectively. Meridian Mark Plaza became partially operational in April 1999, which contributed approximately $671,000 to both the increases in the three and six month 1999 periods. These increases were partially offset by a decrease of approximately $329,000 and $659,000 for the three and six month 1999 periods, respectively, due to the contribution of Presbyterian Medical Plaza at University to the aforementioned Prudential Venture in November 1998.

         Rental property operating expenses decreased approximately $481,000 and $1,114,000 in the three and six month 1999 periods, respectively, which decreases were primarily related to the contribution of the three office buildings, the four retail centers and one medical office building to the
Prudential Venture. The decreases were partially offset by the June 1998 acquisitions of Lakeshore Park Plaza and Northside/Alpharetta I, as well as 333 North Point Center East, Laguna Niguel Promenade, AtheroGenics and Meridian Mark Plaza becoming fully or partially operational in June 1998, July 1998, March 1999 and April 1999, respectively.

         Development Income. Development income was approximately $642,000 and $1,610,000 higher in the three and six month 1999 periods, respectively. The increase in development income was partially due to development fees recognized from three of the Company's joint ventures which are developing Gateway Village ($245,000 and $489,000 in the three and six month periods, respectively), 1155 Perimeter Center West ($149,000 and $292,000 in the three and six month periods, respectively) and the Bentwater residential development ($60,000 and $120,000 in the three and six month periods, respectively). Development income of approximately $225,000 and $675,000 in the three and six month 1999 periods, respectively, was also recognized from a build to suit for Walgreens on an outparcel at Colonial Plaza MarketCenter. Additionally, development income increased approximately $223,000 in both the three and six month 1999 periods from the Crawford Long Hospital campus redevelopment. Partially offsetting the aforementioned increases in development income was a decrease in development income of approximately $182,000 and $303,000 in the three and six month periods, respectively, from the Brad Cous Golf Venture, Ltd., for which the Company is developing World Golf Village, and by a decrease of approximately $115,000 from the Dusseldorf project in the six month 1999 period.

         Management Fees. Management fees were approximately $327,000 and $543,000 higher in the three and six month 1999 periods, respectively, partially due to approximately $191,000 and $354,000 of management fees recognized in the three and six month 1999 periods, respectively, from the aforementioned
Prudential Venture for the management of the nine contributed properties and partially due to an increase of approximately $99,000 and $126,000 in the three and six month periods, respectively, of management fees from the Cousins LORET Venture L.L.C. ("Cousins LORET").

         Residential Lot and Outparcel Sales and Cost of Sales. Residential lot and outparcel sales increased approximately $657,000 in the three month 1999 period and decreased approximately $1,123,000 in the six month 1999 period. The increase for the three month 1999 period is due to one outparcel sale in the three month 1999 period of approximately $815,000. There were no outparcel sales in the three month 1998 period. The increase in the three month 1999 period was partially offset by a decrease in residential lot sales from 92 lots in the three month 1998 period to 85 lots in the three month 1999 period, which decreased residential lot sales by approximately $158,000. The decrease for the six month 1999 period was due to a decrease in the number of residential lot sales from 176 in the six month 1998 period to 151 in the six month 1999 period, which decreased residential lot sales by $1,138,000.

         Residential lot and outparcel cost of sales decreased approximately $200,000 and $2,090,000 in the three and six month 1999 periods, respectively, due partially to the aforementioned decreases in residential lot sales. The decrease in residential lot cost of sales was greater than the corresponding decrease in residential lot sales due to an increase in the first half of 1999 in gross profit percentages used to calculate the cost of sales on residential lot sales in certain of the residential developments. The decreases were also due to lower outparcel cost of sales for the 1999 outparcel sale as compared to the 1998 outparcel sales, with the outparcel sales prices between years being approximately the same.

         Interest and Other Income. Interest and other income decreased approximately $278,000 in the six month 1999 period. The decrease was primarily due to a decrease in interest income recognized from temporary investments. In the six months ended June 30, 1998, the Company recognized interest income on temporary investments made with the remaining proceeds from the December 1997 common stock offering of 2,150,000 shares. No similar amounts were invested in the six months ended June 30, 1999.

         Income from Unconsolidated Joint Ventures. (All amounts reflect the Company's share of joint venture income.) Income from unconsolidated joint ventures increased approximately $845,000 and $371,000 in the three and six month 1999 periods, respectively.

         Income from CSC Associates, L.P. increased approximately $184,000 and $361,000 in the three and six month 1999 periods, respectively, primarily due to the continued lease-up of NationsBank Plaza. Average economic occupancy of NationsBank Plaza increased to 98% in the first half of 1999 from 93% in the first half of 1998.

         Income from Wildwood Associates  decreased  approximately  $116,000 and
$442,000 for the three and six month 1999 periods, respectively. The decrease was due partially to a decrease in interest capitalization of $260,000 and $545,000 in the three and six month 1999 periods, respectively, and an increase in depreciation and amortization of approximately $153,000 and $328,000 in the three and six month 1999 periods, respectively, as the 4200 Wildwood Parkway Building became partially operational in June 1998. Additionally, interest expense increased approximately $368,000 and $737,000 in the three and six month 1999 periods, respectively, due to the $44 million non-recourse financing of the 4200 Wildwood Parkway Building which was completed in June 1998. The overall decrease was partially offset by income before depreciation, amortization and interest expense of $611,000 and $895,000 in the three and six month 1999 periods, respectively, from the 4200 Wildwood Parkway Building. Income before depreciation, amortization and interest expense also favorably impacted results by an increase of approximately $191,000 for the six month 1999 period due to the continued lease-up of the 2300 Windy Ridge Parkway and the 2500 Windy Ridge Parkway Buildings, which also partially offset the overall decrease in income from Wildwood Associates.

         Income from Cousins LORET decreased approximately $162,000 and $318,000 in the three and six month 1999 periods, respectively. The decrease was primarily due to an increase in interest expense before capitalization of approximately $622,000 and $1,244,000 for the three and six month 1999 periods, respectively, due to the funding of the $70 million non-recourse financing of The Pinnacle, which was completed on December 30, 1998. Depreciation and amortization increased approximately $358,000 and $555,000 for the three and six month 1999 periods, respectively, due to The Pinnacle becoming partially operational for financial reporting purposes in March 1999. Partially offsetting the decrease for the six month period was an increase of approximately $253,000 in interest capitalized to The Pinnacle. Income before depreciation, amortization and interest expense from The Pinnacle also partially offset the decrease by approximately $784,000 and $1,078,000 for the three and six month 1999 periods, respectively, and by approximately $173,000 for the six month 1999 period from the lease-up of Two Live Oak.

         Income from Haywood Mall Associates increased approximately $277,000 and $316,000 for the three and six month 1999 periods, respectively, due to the continued lease-up of the expansion of Haywood Mall.

         Income from Cousins Stone LP increased $284,000 in the three and six month 1999 periods. Cousins Stone LP was formed June 1, 1999 when Cousins acquired Faison's 50% interest in Faison-Stone.

         Income from Temco Associates increased $176,000 in the three month 1999 period. In June 1999, Temco Associates exercised an option to purchase approximately 66 acres of land, which it simultaneously sold. CREC's share of the gain on the sale was approximately $178,000.

         General and Administrative Expenses. General and administrative expenses increased approximately $554,000 and $1,068,000 in the three and six month 1999 periods, respectively. The increase was primarily due to the Company's continued expansion, partially offset by an increased level of salaries and overhead being capitalized to a higher level of projects under development in the three and six month 1999 periods.

         Depreciation and Amortization. Depreciation and amortization decreased approximately $746,000 and $1,537,000 in the three and six month 1999 periods, respectively. The decreases were due to the aforementioned contribution of nine properties to the Prudential Venture, partially offset by the June 1998 acquisitions of Lakeshore Park Plaza and Northside/Alpharetta I, and 333 North Point Center East, Laguna Niguel Promenade, AtheroGenics and Meridian Mark Plaza becoming fully or partially operational in June 1998, July 1998, March 1999 and April 1999, respectively.

         Stock Appreciation Right (Credit) Expense. The credit to stock appreciation right expense increased approximately $578,000 from a credit of $118,000 in the three month 1998 period to an expense of $460,000 in the three month 1999 period. This non-cash item is primarily related to the Company's stock price, which was $32.25, $28.9375, and $33.8125 at December 31, 1998,
March 31, 1999 and June 30,  1999,  respectively;  and  $29.3125,  $30.875,  and
$29.875 at December 31, 1997, March 31, 1998, and June 30, 1998, respectively.

         Interest Expense. Interest expense decreased approximately $2,666,000 and $5,113,000 in the three and six month 1999 periods, respectively. Interest expense before capitalization decreased to approximately $3,849,000 and $7,639,000 in 1999 from $4,595,000 and $8,878,000 in 1998 for the three and six month periods, respectively, due to lower debt levels. Further contributing to this decrease was an increase of approximately $1,920,000 and $3,874,000 in interest capitalized to projects under development (a reduction of interest expense) to $3,784,000 and $7,209,000 in 1999 from $1,864,000 and $3,335,000 in
1998 for the three and six month periods, respectively.

         Other Expenses. Other expenses increased approximately $726,000 and $1,001,000 in the three and six month 1999 periods, respectively, due primarily to the recognition of Prudential's minority interest in the aforementioned Prudential Venture.

         Provision (Benefit) for Income Taxes from Operations. Provision (benefit) for income taxes from operations increased $479,000 in the three month 1999 period from a benefit of $89,000 in 1998 to a provision of $390,000 in 1999. Provision (benefit) for income taxes from operations increased $1,362,000 in the six month 1999 period from a benefit of $107,000 in 1998 to a provision of $1,255,000 in 1999. The increase in both periods is due to an increase in CREC and its subsidiaries income from operations before income taxes of $974,000 and $3,313,000 for the three and six month 1999 periods, respectively. CREC and its subsidiaries' income from operations before income taxes increased mainly due to the aforementioned increase in development income. Certain development fees recorded on CREC and its subsidiaries' books are intercompany fee income which is eliminated in consolidation, but the tax effect is not, and such intercompany fees increased in both the three and six month 1999 periods. Additionally, CREC II has a 50% interest in Cousins Stone LP for which its share of income from operations before income taxes was $244,000 for the three and six month 1999 periods.

         Gain on Sale of Investment Properties. Gain on sale of investment properties increased approximately $50,312,000 and $55,049,000 in the three and six month 1999 periods, respectively. The 1999 gain included the following: the January 1999 sale of 3 acres of McMurray land ($.1 million gain), the February 1999 sale of Abbotts Bridge Station, a neighborhood retail center ($3.5 million gain), the March 1999 sale of Kennesaw Crossings neighborhood retail center ($.9 million gain), the May 1999 sale of 2 acres of Hidden Hills land ($.1 million gain), the June 1999 sale of the Company's 50% interest in Haywood Mall ($50.1 million gain) (see Note 6) , and amortization of deferred gain from the aforementioned formation of the Prudential Venture ($2.0 million). The 1998 gain included the following: the March 1998 sale of 6 acres of land ($.6 million gain) and the April 1998 sale of approximately 23 acres of land ($1.0 million gain), both at the Company's North Point development.

Liquidity and Capital Resources:
--------------------------------

         Financial Condition. The Company's debt (including its pro rata share of unconsolidated joint venture debt) was 27% of total market capitalization at June 30, 1999.

         The Company has development and acquisition projects in various planning stages. The Company currently intends to finance these projects, as well as the completion of projects currently under construction, using its existing lines of credit (increasing those lines of credit as required) (see
Note 3), long-term non-recourse financing on the Company's unleveraged projects, other financings, and the sale of common stock, warrants to purchase common stock and debt securities under a $200 million shelf registration statement the Company filed with the Securities and Exchange Commission in September 1996, of which approximately $132 million remains available at June 30, 1999.

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

         Cash  Flows.  Net  cash  provided  by  operating  activities  increased approximately $4.2 million in 1999. Changes in other operating assets and liabilities decreased approximately $1.9 million. Residential lot and outparcel cost of sales decreased approximately $1.9 million due to a decrease in the number of residential lots sold in 1999. Depreciation and amortization decreased approximately $1.5 million due to the aforementioned contribution of the properties to the Prudential Venture. Operating distributions from unconsolidated joint ventures increased approximately $9.6 million, which partially offset the aforementioned decreases, primarily due to approximately $6.9 million of operating distributions from the Prudential Venture and to approximately $2.0 million of operating distributions from Cousins LORET.

         Net cash used in investing activities decreased approximately $58.4 million in 1999. Net cash received related to the Prudential Venture increased approximately $100 million in 1999 (see Note 2) which primarily caused the decrease in the net cash used in investing activities. Also contributing to the decrease in net cash used in investing activities was an increase in net cash provided by sales activities of approximately $82 million. This increase was due mainly to four sales in the first half of 1999: Abbotts Bridge Station, Kennesaw Crossings, McMurray land and the Company's 50% interest in Haywood Mall. The collection of notes receivable also increased approximately $4.3 million due to the repayment of the Cousins LORET note receivable in the first half of 1999. The decrease in net cash used in investing activities was partially offset by an increase of approximately $103.3 million in property acquisition and development expenditures, as a result of the Company having a higher level of projects under development in 1999 and the June 1999 acquisition of the Inforum office building (see Note 6). Non-operating distributions from unconsolidated joint ventures decreased $20.6 million, which also partially offset the decrease in net cash used in investing activities. In the first half of 1999, Cousins LORET distributed approximately $2.0 million, which represented a portion of the proceeds from the aforementioned $70 million financing of The Pinnacle in December 1998. In 1998, the Company received a distribution from Wildwood Associates of $22.6 million, primarily due to the completion of the $44 million financing of the 4200 Wildwood Parkway Building. No such distribution occurred in 1999. Investment in unconsolidated joint ventures increased $5.1 million primarily due to the formation of Cousins Stone LP on June 1, 1999, which also partially offset the decrease in net cash used in investing activities. Investment in notes receivable increased approximately $6.0 million due to the loan to Cousins LORET being made in the first half of 1998. No similar loan was made in the first half of 1999. Deferred income recognized increased approximately $2.1 million which related to the Prudential Venture (see Note 5 of "Notes to Consolidated Financial Statements" in the Company's annual report on Form 10-K for the year ended December 31, 1998) and also partially offset the aforementioned decreases. Change in other assets, net, also decreased $2.8 million, which further offset the aforementioned decreases.

         Net cash used in financing activities increased approximately $27.7 million in 1999 from net cash provided by financing activities, which was primarily attributable to a decrease of $29.3 million in the net amount drawn on the Company's line of credit. An increase in the dividends paid per share to $.41 in 1999 from $.36 in 1998 and an increase in the number of shares outstanding also contributed to the increase in net cash used in financing activities, as dividends paid increased approximately $3.5 million. Partially offsetting the increase in net cash used in financing activities was an increase of approximately $4.2 million in the proceeds received from common stock sold, net of expenses.

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







Supplemental Financial Information:
-----------------------------------

         Depreciation and amortization expense included the following components for the three and six months ended June 30, 1999 ($ in thousands):

                                                  Three Months Ended                      Six Months Ended
                                                     June 30, 1999                          June 30, 1999
                                           ---------------------------------     --------------------------------
                                                       Share of                               Share of
                                                    Unconsolidated                         Unconsolidated
                                           Company  Joint Ventures    Total      Company   Joint Ventures   Total
                                           -------  --------------   -------     -------   --------------  -------

         Furniture, fixtures and equipment $  155       $   15       $  170      $  298       $    16      $   314
         Deferred financing costs               -            4            4           -             8            8
         Goodwill and related business
           acquisition costs                   75            5           80         150            10          160
         Real estate related:
           Building (including tenant
              first generation)             2,532        5,287        7,819       4,859        11,592       16,451
           Tenant second generation           257          185          442         519           423          942
                                           ------       ------       ------      ------       -------      -------

                                           $3,019       $5,496       $8,515      $5,826       $12,049      $17,875
                                           ======       ======       ======      ======       =======      =======





         Exclusive of new developments and purchases of furniture, fixtures and equipment, the Company had the following capital expenditures for the three and six months ended June 30, 1999, including its share of unconsolidated joint ventures ($ in thousands):

                                                    Three Months Ended                   Six Months Ended
                                                       June 30, 1999                       June 30, 1999
                                            ---------------------------------    ---------------------------------
                                            Office   Retail   Medical   Total    Office   Retail   Medical   Total
                                            ------   ------   -------   -----    ------   ------   -------   -----

         Second generation related costs     $186     $ 18     $  -     $204      $435     $ 18     $  -     $453
         Building improvements                  -        -        -        -         -       -         -        -
                                             ----     ----     ----     ----      ----     ----     ----     ----
                                             $186     $ 18     $  -     $204      $435     $ 18     $  -     $453
                                             ====     ====     ====     ====      ====     ====     ====     ====


PART II.  OTHER INFORMATION





Item 6.           Exhibits and Reports on Form 8-K

                  (a)      Exhibits

                           3(a)(i)     Amendment to Articles of Incorporation of
                                       Registrant,    as    approved    by   the
                                       Stockholders on May 4, 1999.

27  Financial Data Schedule

                  (b)      Reports on Form 8-K

            There have been no reports on Form 8-K filed by the Registrant during the quarter ended June 30, 1999.

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








August 13, 1999

                            ARTICLES OF AMENDMENT TO

                       RESTATED ARTICLES OF INCORPORATION

                                       OF

                         COUSINS PROPERTIES INCORPORATED


         Cousins Properties Incorporated, a corporation organized and existing under the laws of the State of Georgia, hereby certifies as follows:

         1. The name of the corporation is Cousins Properties Incorporated (the "Corporation").

         2. Pursuant to Section 14-2-1003 of the Georgia Business Corporation Code, these Articles of Incorporation amend the Restated Articles of
Incorporation of the Corporation, as amended (the "Articles of Amendment"). These Articles of Amendment were duly adopted by the shareholders of the Corporation in accordance with the provisions of Section 14-2-1003 of the Georgia Business Corporation Code on May 4, 1999.

         3. The Restated Articles of Incorporation of the Corporation as heretofore amended or supplemented are hereby further amended by amending paragraph A. to Article 4 to increase the number of shares of Common Stock, $1 par value per share, authorized for issuance from 50 million to 150 million shares. Paragraph A. to Article 4 shall hereafter read in its entirety as follows:
         "A. The Corporation shall have the authority to issue 150 million shares of Common Stock, $1 par value per share. Each share of Common Stock shall have one vote on each matter submitted to a vote of the shareholders of the Corporation. The holders of shares of Common Stock shall be entitled to receive, in proportion to the number of shares of Common Stock held, the net assets of the Corporation upon dissolution after any preferential amounts required to be paid or distributed to holders of outstanding shares of Preferred Stock, if any, are so paid or distributed."

         IN WITNESS WHEREOF, Cousins Properties Incorporated has caused this Articles of Amendment to be executed, its corporate seal to be affixed, and its seal and execution thereof to be attested, all by its duly authorized officers this __ day of August, 1999.


                                   COUSINS PROPERTIES INCORPORATED



[CORPORATE SEAL]
                                   By:
_______________________________
Attest:                            Name:
                                   Title:


By:____________________________
     Name:
     Title: