Form 10-Q
period 1999-09-30
COUSINS PROPERTIES INC
filed 1999-11-15
CIK 25232

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended September 30, 1999             Commission file number 0-3576






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


     At November 2, 1999, 32,157,133 shares of common stock of the Registrant were outstanding.



            COUSINS PROPERTIES INCORPORATED AND CONSOLIDATED ENTITIES
                           CONSOLIDATED BALANCE SHEETS
                   ($ in thousands, except per share amounts)


                                                     September 30,  December 31,
                                                         1999           1998
                                                     -------------  ------------
                                                      (Unaudited)

ASSETS
------
PROPERTIES:
   Operating properties, net of accumulated
     depreciation of $30,979 as of September 30,
     1999 and $23,421 as of December 31, 1998          $318,616       $235,588
   Land held for investment or future development        15,299         15,530
   Projects under construction                          318,553        178,736
   Residential lots under development                     6,073          8,771
                                                       --------       --------
     Total properties                                   658,541        438,625

CASH AND CASH EQUIVALENTS, at cost which
   approximates market                                      641          1,349

NOTES AND OTHER RECEIVABLES                              34,151         39,470

INVESTMENT IN UNCONSOLIDATED JOINT VENTURES             150,018        264,648

OTHER ASSETS                                              8,961          8,766
                                                       --------       --------
       TOTAL ASSETS                                    $852,312       $752,858
                                                       ========       ========

LIABILITIES AND STOCKHOLDERS' INVESTMENT
----------------------------------------

NOTES PAYABLE                                          $226,771       $198,858

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES                 35,258         36,104

DEPOSITS AND DEFERRED INCOME                                899            928
                                                       --------       --------
       TOTAL LIABILITIES                                262,928        235,890
                                                       --------       --------
DEFERRED GAIN                                           116,631        120,038
                                                       --------       --------
MINORITY INTERESTS                                       31,621         17,065
                                                       --------       --------
COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS' INVESTMENT:
   Common stock, $1 par value,  authorized
     150,000,000 shares; issued 32,197,533
     shares at September 30, 1999 and 31,887,298
     shares at December 31, 1998                         32,197         31,887
   Additional paid-in capital                           253,675        244,778
   Cumulative undistributed net income                  155,260        103,200
                                                       --------       --------
       TOTAL STOCKHOLDERS' INVESTMENT                   441,132        379,865
                                                       --------       --------
       TOTAL LIABILITIES AND STOCKHOLDERS' INVESTMENT  $852,312       $752,858
                                                       ========       ========





The accompanying notes are an integral part of these consolidated balance sheets.




            COUSINS PROPERTIES INCORPORATED AND CONSOLIDATED ENTITIES
                        CONSOLIDATED STATEMENTS OF INCOME
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)
                    (In thousands, except per share amounts)

                                            Three Months         Nine Months
                                         Ended September 30, Ended September 30,
                                         ------------------- -------------------
                                            1999      1998      1999      1998
                                          -------   -------   -------   -------
REVENUES:
   Rental property revenues               $16,389   $19,168   $41,021   $52,134
   Development income                       1,392       803     4,526     2,327
   Management fees                          1,181       917     3,542     2,735
   Leasing and other fees                     399       538     2,698     1,552
   Residential lot and outparcel sales      6,032     5,198    13,683    13,972
   Interest and other                       1,044     1,039     2,738     3,011
                                          -------   -------   -------   -------
                                           26,437    27,663    68,208    75,731
                                          -------   -------   -------   -------

INCOME FROM UNCONSOLIDATED JOINT VENTURES   4,647     4,406    14,146    13,534
                                          -------   -------   -------   -------
COSTS AND EXPENSES:
   Rental property operating expenses       5,203     5,039    12,231    13,181
   General and administrative expenses      3,176     3,495    10,209     9,460
   Depreciation and amortization            5,003     4,380    10,829    11,743
   Stock appreciation right expense
     (credit)                                  19      (183)      155      (103)
   Residential lot and outparcel cost
     of sales                               5,299     4,941    11,447    13,179
   Interest expense                         3,369       430     8,912
   Property taxes on undeveloped land         213       221       655       670
   Other                                      133         4     1,243       113
                                          -------   -------   -------   -------
                                           19,046    21,266    47,199    57,155
                                          -------   -------   -------   -------
INCOME FROM OPERATIONS BEFORE INCOME
   TAXES AND GAIN ON SALE OF INVESTMENT
   PROPERTIES                              12,038    10,803    35,155    32,110

PROVISION (BENEFIT) FOR INCOME TAXES FROM
   OPERATIONS                                 180        66     1,435       (41)
                                          -------   -------   -------   -------
INCOME BEFORE GAIN ON SALE OF
   INVESTMENT PROPERTIES                   11,858    10,737    33,720    32,151

GAIN ON SALE OF INVESTMENT PROPERTIES,
   NET OF APPLICABLE INCOME TAX PROVISION   1,029        --    57,735     1,657
                                          -------   -------   -------   -------
NET INCOME                                $12,887   $10,737   $91,455   $33,808
                                          =======   =======   =======   =======


WEIGHTED AVERAGE SHARES                    32,157    31,628    32,063    31,556
                                          =======   =======   =======   =======
BASIC NET INCOME PER SHARE                $   .40   $   .34   $  2.85   $  1.07
                                          =======   =======   =======   =======
ADJUSTED WEIGHTED AVERAGE SHARES           32,871    32,070    32,680    32,016
                                          =======   =======   =======   =======
DILUTED NET INCOME PER SHARE              $   .39   $   .33   $  2.80   $  1.06
                                          =======   =======   =======   =======
CASH DIVIDENDS DECLARED PER SHARE         $   .41   $   .36   $  1.23   $  1.08
                                          =======   =======   =======   =======

The accompanying notes are an integral part of these consolidated statements.




            COUSINS PROPERTIES INCORPORATED AND CONSOLIDATED ENTITIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)
                                ($ in thousands)

                                                            1999        1998
                                                          --------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Income before gain on sale of investment
     properties                                           $ 33,720    $ 32,151
   Adjustments to reconcile income before gain on
    sale of investment properties to net cash provided
    by operating activities:
       Depreciation and amortization, net of minority
         interest's share                                   10,792      11,743
       Stock appreciation right expense (credit)               155        (103)
       Cash charges to expense accrual for stock
         appreciation rights                                  (170)       (201)
       Effect of recognizing rental revenues on a
         straight-line basis                                  (300)       (250)
       Income from unconsolidated joint ventures           (14,146)    (13,534)
       Operating distributions from unconsolidated
         joint ventures                                     27,417      18,739
       Residential lot and outparcel cost of sales          10,531      12,740
       Changes in other operating assets and liabilities:
         Change in other receivables                          (461)       (951)
         Change in accounts payable and accrued
           liabilities                                       2,528       6,213
                                                          --------    --------
Net cash provided by operating activities                   70,066      66,547
                                                          --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Gain on sale of investment properties, net of
     applicable income tax provision                        57,735       1,657
   Adjustments to reconcile gain on sale of
     investment properties to net cash provided
     by sales activities:
       Cost of sales                                        28,178       1,200
   Deferred income recognized                               (3,095)         --
   Property acquisition and development expenditures      (252,833)   (125,259)
   Non-operating distributions from unconsolidated
     joint ventures                                          2,000      22,617
   Investment in unconsolidated joint ventures,
     including interest capitalized to equity investments  (29,698)    (19,481)
   Investment in notes receivable                               (4)    (18,834)
   Net cash received in formation of venture               125,469          --
   Collection of notes receivable                            6,070       1,428
   Change in other assets, net                              (2,323)        370
                                                          --------    --------
Net cash used in investing activities                      (68,501)   (136,302)
                                                          --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from line of credit                            245,208     139,578
   Repayment of line of credit                            (212,996)    (68,705)
   Dividends paid                                          (39,392)    (34,051)
   Common stock sold, net of expenses                        9,206       6,545
   Repayment of other notes payable                         (4,299)     (5,248)
                                                          --------    --------
Net cash (used in) provided by financing activities         (2,273)     38,119
                                                          --------    --------
NET DECREASE IN CASH AND CASH EQUIVALENTS                     (708)    (31,636)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD             1,349      32,694
                                                          --------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                $    641    $  1,058
                                                          ========    ========


The accompanying notes are an integral part of these consolidated statements.


            COUSINS PROPERTIES INCORPORATED AND CONSOLIDATED ENTITIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION
--------------------------

         The Consolidated Financial Statements include the accounts of Cousins Properties Incorporated ("Cousins") and its majority and wholly-owned affiliates, Cousins Real Estate Corporation ("CREC") and its subsidiaries, and CREC II Inc. ("CREC II") and its subsidiaries. All of the entities included in the Consolidated Financial Statements are hereinafter referred to collectively as the "Company."
         Cousins has elected to be taxed as a real estate investment trust ("REIT"), and intends to distribute 100% of its federal taxable income to stockholders, thereby eliminating any liability for future corporate federal income taxes. Therefore, the results included herein do not include a federal income tax provision for Cousins. However, CREC and its subsidiaries and CREC II and its subsidiaries are taxed separately from Cousins as regular corporations. Accordingly, the Consolidated Statements of Income include a provision (benefit) for CREC's and CREC II's income taxes.
         The Consolidated Financial Statements were prepared by the Company without audit, but in the opinion of management reflect all adjustments necessary for the fair presentation of the Company's financial position as of September 30, 1999, and results of operations for the three and nine month periods ended September 30, 1999 and 1998. Results of operations for the interim 1999 periods are not necessarily indicative of results expected for the full year. While certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, the Company believes that the disclosures herein are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998. The accounting policies employed are the same as those shown in Note 1 to the Consolidated Financial Statements included in such Form 10-K.
         Certain 1998 amounts have been reclassified to conform with the 1999 presentation.

2.   SUPPLEMENTAL INFORMATION CONCERNING CASH FLOWS
---------------------------------------------------

         Interest (net of $11,227,000 and $5,259,000 capitalized in 1999 and 1998, respectively) and income taxes paid were as follows for the nine months ended September 30, 1999 and 1998 ($ in thousands):

                                              1999          1998
                                             ------        ------

                  Interest paid              $1,170        $8,927
                  Income taxes paid          $1,338        $  110

         During the nine months ended September 30, 1999, approximately $23,236,000 was transferred from Projects Under Construction to Operating Properties. In November 1998, the Company entered into a venture arrangement (the "Prudential Venture") with The Prudential Insurance Company of America ("Prudential"), whereby the Company contributed nine properties and Prudential contributed a total of $230,469,000 of cash on agreed-upon dates through September 29, 1999 (see Note 5 of "Notes to Consolidated Financial Statements" in the Company's Form 10-K for the year ended December 31, 1998). Prudential contributed $125,469,000 in the nine months ended September 30, 1999. The effect of this contribution on the Consolidated Balance Sheet as of September 30, 1999 was a decrease of $111,040,000 in Investment in Unconsolidated Joint Ventures and an increase of $14,429,000 in Minority Interests.

         At September 30, 1999, cash and cash equivalents included approximatel $374,000 which is restricted under a municipal bond indenture.

3.   NOTES PAYABLE AND INTEREST EXPENSE
---------------------------------------

         At September 30, 1999 and December 31, 1998, notes payable included the following ($ in thousands):

                                                 September 30, 1999                           December 31, 1998
                                         ------------------------------------       --------------------------------------
                                                      Share of                                    Share of
                                                    Unconsolidated                              Unconsolidated
                                         Company    Joint Ventures    Total         Company     Joint Ventures     Total
                                         -------    --------------    -----         -------     --------------     -----
Floating Rate Lines of Credit
   and Construction Loans                $ 43,332      $ 12,089      $ 55,421       $ 11,120      $     --        $ 11,120
Other Debt
   (primarily non-recourse
     fixed rate mortgages)                183,439       191,144       374,583        187,738       221,498         409,236
                                         --------      --------      --------       --------      --------        --------
                                         $226,771      $203,233      $430,004       $198,858      $221,498        $420,356
                                         ========      ========      ========       ========      ========        ========

         For the three and nine months ended September 30, 1999, interest expense was recorded as follows ($ in thousands):

                                                 Three Months Ended                            Nine Months Ended
                                                 September 30, 1999                           September 30, 1999
                                        ------------------------------------        -------------------------------------
                                                     Share of                                     Share of
                                                   Unconsolidated                               Unconsolidated
                                        Company    Joint Ventures     Total         Company     Joint Ventures     Total
                                        -------    --------------     -----         -------     --------------     -----
     Interest Expensed                  $   --         $3,568        $3,568         $   430         $10,965       $11,395
     Interest Capitalized                4,018            238         4,256          11,227           1,014        12,241
                                        ------         ------        ------         -------         -------       -------
                                        $4,018         $3,806        $7,824         $11,657         $11,979       $23,636
                                        ======         ======        ======         =======         =======       =======

         During the third quarter of 1999, interest was capitalized related to the Company's and the Company's share of unconsolidated joint venture projects under construction which had an average balance of approximately $372 million.
         In August 1999, the Company modified and extended its $150 million line of credit. The line is unsecured, matures August 27, 2002 and bears interest tied to the London Interbank Offering Rate.

4.  EARNINGS PER SHARE DATA
---------------------------
         Weighted average shares and adjusted weighted average shares are as follows (in thousands):

                                           Three Months Ended  Nine Months Ended
                                              September 30,      September 30,
                                           ------------------  -----------------
                                              1999     1998      1999     1998
                                             ------   ------    ------   ------
    Weighted average shares                  32,157   31,628    32,063   31,556
    Dilutive potential common shares            714      442       617      460
                                             ------   ------    ------   ------
    Adjusted weighted average shares         32,871   32,070    32,680   32,016
                                             ======   ======    ======   ======
    Anti-dilutive options not included           --      570        --      570

                                             ======   ======    ======   ======
5.  REPORTABLE SEGMENTS
-----------------------

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



Three Months Ended                           Office     Retail       Medical        Land      Unallocated
September 30, 1999                          Division   Division  Office Division  Division     and Other    Total
------------------                          --------   --------  ---------------  --------     ---------    -----
Rental property revenues (100%)             $  9,592    $ 4,831      $1,839        $    -       $    29    $ 16,291
Rental property revenues (JV)                 15,437        939          71             -             -      16,447
Development income, management
   fees and leasing and other fees (100%)      2,195        131         586            60             -       2,972
Development income, management fees
   and leasing and other fees (JV)             1,796          -           -             -             -       1,796
Other income (100%)                                -      2,662           -         3,370         1,044       7,076
Other income (JV)                                  -          -           -             6           361         367
                                            -----------------------------------------------------------------------
         Total revenues                       29,020      8,563       2,496         3,436         1,434      44,949
                                            -----------------------------------------------------------------------
Rental property operating expenses (100%)      3,726        999         536             -           (58)      5,203
Rental property operating expenses (JV)        4,323        196          25             -             -       4,544
Other expenses (100%)                              -      2,499           -         3,013         3,749       9,261
Other expenses (JV)                            1,051          -           -            19         4,017       5,087
                                            -----------------------------------------------------------------------
         Total expenses                        9,100      3,694         561         3,032         7,708      24,095
                                            -----------------------------------------------------------------------
Consolidated funds from operations            19,920      4,869       1,935           404        (6,274)     20,854
                                            -----------------------------------------------------------------------
Depreciation and amortization (100%)          (3,436)      (904)       (451)            -             -      (4,791)
Depreciation and amortization (JV)            (3,869)      (324)        (22)            -             -      (4,215)
Effect of the recognition of rental
   revenues on a straight-line basis (100%)       98          -           -             -             -          98
Effect of the recognition of rental
   revenues on a straight-line basis (JV)       (117)         -           -             -             -        (117)
Adjustment to reflect stock appreciation
   right expense on an accrual basis               -          -           -             -            29          29
Gain on sale of investment properties, net
   of applicable income tax provision              -          -           -             -         1,029       1,029
                                            -----------------------------------------------------------------------
Net income                                    12,596      3,641       1,462           404        (5,216)     12,887
Provision for income taxes from operations         -          -           -             -           180         180
                                            -----------------------------------------------------------------------
Income from operations before income taxes  $ 12,596   $  3,641      $1,462        $  404       $(5,036)   $ 13,067
                                            =======================================================================




Nine Months Ended                            Office     Retail       Medical        Land      Unallocated
September 30, 1999                          Division   Division  Office Division  Division     and Other    Total
------------------                          --------   --------  ---------------  --------     ---------    -----
Rental property revenues (100%)             $ 22,149   $ 14,264      $ 4,102      $     -       $   208    $ 40,723
Rental property revenues (JV)                 46,500      9,442          405            -             -      56,347
Development income, management
   fees and leasing and other fees (100%)      8,214      1,000        1,372          180             -      10,766
Development income, management fees
   and leasing and other fees (JV)             2,247          -            -            -             -       2,247
Other income (100%)                                -      3,477            -       10,206         2,738      16,421
Other income (JV)                                  -          -            -          255           436         691
                                            -----------------------------------------------------------------------
         Total revenues                       79,110     28,183        5,879       10,641         3,382     127,195
                                            -----------------------------------------------------------------------
Rental property operating expenses (100%)      7,870      3,133        1,255            -           (27)     12,231
Rental property operating expenses (JV)       13,107      2,257          137            -             -      15,501
Other expenses (100%)                              -      2,857            -        9,245        13,997      26,099
Other expenses (JV)                            1,218          -            -           91        11,737      13,046
                                            -----------------------------------------------------------------------
         Total expenses                       22,195      8,247        1,392        9,336        25,707      66,877
                                            -----------------------------------------------------------------------
Consolidated funds from operations            56,915     19,936        4,487        1,305       (22,325)     60,318
                                            -----------------------------------------------------------------------
Depreciation and amortization (100%)          (6,481)    (2,582)      (1,100)           -          (156)    (10,319)
Depreciation and amortization (JV)           (13,336)    (2,779)        (125)           -             -     (16,240)
Effect of the recognition of rental
   revenues on a straight-line basis (100%)      298          -            -            -             -         298
Effect of the recognition of rental
   revenues on a straight-line basis (JV)       (291)       (61)           -            -             -        (352)
Adjustment to reflect stock appreciation
   right expense on an accrual basis               -          -            -            -            15          15
Gain on sale of investment properties, net
   of applicable income tax provision              -          -            -            -        57,735      57,735
                                            -----------------------------------------------------------------------
Net income                                    37,105     14,514        3,262        1,305        35,269      91,455
                                            -----------------------------------------------------------------------
Provision for income taxes from operations         -          -            -            -         1,435       1,435
                                            -----------------------------------------------------------------------
Income from operations before income taxes  $ 37,105   $ 14,514      $ 3,262      $ 1,305       $36,704    $ 92,890
                                            =======================================================================

Total assets                                $501,260   $228,434      $61,099      $10,759      $50,760    $852,312
                                            =======================================================================

Investment in unconsolidated joint ventures $126,925   $ 17,708      $   836      $ 4,545      $     4    $150,018
                                            =======================================================================



Three Months Ended                           Office     Retail       Medical        Land      Unallocated
September 30, 1998                          Division   Division  Office Division  Division     and Other    Total
------------------                          --------   --------  ---------------  --------     ---------    -----
Rental property revenues (100%)             $  9,380   $  8,588      $1,021        $    -       $    91    $ 19,080
Rental property revenues (JV)                 12,773      2,061           -             -             -      14,834
Development income, management
   fees and leasing and other fees (100%)      1,757        188         313             -             -       2,258
Development income, management fees
   And leasing and other fees (JV)                 -          -           -             -             -           -
Other income (100%)                                -          -           -         5,198         1,039       6,237
Other income (JV)                                  -          -           -            11            26          37
                                            -----------------------------------------------------------------------
         Total revenues                       23,910     10,837       1,334         5,209         1,156      42,446
                                            -----------------------------------------------------------------------
Rental property operating expenses (100%)      2,894      1,732         392             -            21       5,039
Rental property operating expenses (JV)        3,515        692           -             -             -       4,207
Other expenses (100%)                              -          -           -         5,162         7,235      12,397
Other expenses (JV)                                -          -           -             -         2,953       2,953
                                            -----------------------------------------------------------------------
         Total expenses                        6,409      2,424         392         5,162        10,209      24,596
                                            -----------------------------------------------------------------------
Consolidated funds from operations            17,501      8,413         942            47        (9,053)     17,850
                                            -----------------------------------------------------------------------
Depreciation and amortization (100%)          (2,262)    (1,696)       (197)            -           (86)     (4,241)
Depreciation and amortization (JV)            (2,603)      (289)          -             -             3      (2,889)
Effect of the recognition of rental
   revenues on a straight-line basis (100%)       88          -           -             -             -          88
Effect of the recognition of rental
   revenues on a straight-line basis (JV)       (416)         -           -             -             -        (416)
Adjustment to reflect stock appreciation
   right expense on an accrual basis               -          -           -             -           345         345
Gain on sale of investment properties, net
   of applicable income tax provision              -          -           -             -             -           -
                                            -----------------------------------------------------------------------
Net income                                    12,308      6,428         745            47        (8,791)     10,737
                                            -----------------------------------------------------------------------
Provision for income taxes from operations         -          -           -             -            66          66
                                            -----------------------------------------------------------------------
Income from operations before income taxes  $ 12,308    $ 6,428      $  745        $   47       $(8,725)   $ 10,803
                                            =======================================================================



Nine Months Ended                            Office     Retail       Medical        Land      Unallocated
September 30, 1998                          Division   Division  Office Division  Division     and Other    Total
------------------                          --------   --------  ---------------  --------     ---------    -----
Rental property revenues (100%)             $ 25,031   $ 24,742     $ 1,778       $     -       $   340    $ 51,891
Rental property revenues (JV)                 37,053      6,086           -             -             -      43,139
Development income, management
   fees and leasing and other fees             5,342        511         761             -             -       6,614
Other income (100%)                                -        800           -        13,172         3,011      16,983
Other income (JV)                                  -          -           -           155            80         235
                                            -----------------------------------------------------------------------
         Total revenues                       67,426     32,139       2,539        13,327         3,431     118,862
                                            -----------------------------------------------------------------------
Rental property operating expenses (100%)      7,548      4,903         649             -            81      13,181
Rental property operating expenses (JV)       10,053      1,921           -             -             -      11,974
Other expenses (100%)                              -        712           -        13,137        19,021      32,870
Other expenses (JV)                                -          -           -            54         7,965       8,019
                                            -----------------------------------------------------------------------
         Total expenses                       17,601      7,536         649        13,191        27,067      66,044
                                            -----------------------------------------------------------------------
Consolidated funds from operations            49,825     24,603       1,890           136       (23,636)     52,818
                                            -----------------------------------------------------------------------
Depreciation and amortization (100%)          (6,139)    (4,583)       (352)            -        (2,943)    (11,367)
Depreciation and amortization (JV)            (7,621)      (968)          -             -             3      (8,586)
Effect of the recognition of rental
   revenues on a straight-line basis (100%)      243          -           -             -             -         243
Effect of the recognition of rental
   revenues on a straight-line basis (JV)     (1,238)       (23)          -             -             -      (1,261)
Adjustment to reflect stock appreciation
   right expense on an accrual basis               -          -           -             -           304         304
Gain on sale of investment properties, net
   of applicable income tax provision              -          -           -             -         1,657       1,657
                                            -----------------------------------------------------------------------
Net income                                    35,070     19,029       1,538           136       (21,965)     33,808
                                            -----------------------------------------------------------------------
Benefit for income taxes from operations           -          -           -             -           (41)        (41)
                                            -----------------------------------------------------------------------
Income from operations before income taxes  $ 35,070   $ 19,029      $ 1,538       $  136      ($22,006)   $ 33,767
                                            =======================================================================
Total assets                                $342,460   $253,232      $41,684       $9,910       $64,947    $712,233
                                            =======================================================================
Investment in unconsolidated joint ventures $ 88,465   $ 22,307      $     -       $1,082       $     3    $111,857
                                            =======================================================================


Reconciliation to Consolidated Revenues
---------------------------------------
                                                    Three Months Ended              Nine Months Ended
                                                       September 30,                  September 30,
                                                  ---------------------          ----------------------
                                                    1999         1998              1999          1998
                                                  -------       -------          -------        -------
Rental property revenues (100%)                   $16,291       $19,080          $40,723        $51,891
Effect of the recognition of rental
   revenues on a straight-line basis (100%)           98             88              298            243
Development income, management fees
   and leasing and other fees                      2,972          2,258           10,766          6,614
Residential lot and outparcel sales                6,032          5,198           13,683         13,972
Interest and other                                 1,044          1,039            2,738          3,011
                                                  ---------------------          ----------------------
Total consolidated revenues                       $26,437       $27,663          $68,208        $75,731
                                                  =====================          ======================


6.  Common Stock Repurchase
---------------------------

         Subsequent to September 30, 1999, the Company repurchased 40,400 of its outstanding common stock. The aggregate purchase price of these repurchases of common stock was approximately $1,271,000.

PART I.  FINANCIAL INFORMATION
------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for the Three and Nine Months Ended September 30, 1999 and 1998.

Results of Operations:
----------------------

         Rental Property Revenues and Operating Expenses. Rental property revenues were approximately $2,779,000 and $11,113,000 lower in the three and nine month 1999 periods, respectively. Rental property revenues from the
Company's office division increased approximately $222,000 and decreased approximately $2,827,000 in the three and nine month 1999 periods, respectively. Rental property revenues decreased approximately $1,594,000, $728,000, $748,000 and $285,000 in the three month 1999 period and $4,840,000, $2,142,000,
$2,185,000 and $285,000 in the nine month 1999 period, from the contribution of four office properties, First Union Tower, 100 North Point Center East, 200 North Point Center East and Grandview II, respectively, in November 1998 to the Prudential Venture (see Note 2). 333 John Carlyle became partially operational for financial reporting purposes in May 1999 and increased rental property revenues by $859,000 and $1,279,000 in the three and nine month 1999 periods, respectively. The Company acquired the Inforum, an 876,000 square foot office building with an additional 111,000 of exhibition space located in downtown Atlanta, Georgia on June 30, 1999. The Inforum contributed $2,223,000 of rental property revenues to both the three and nine month 1999 periods. The AT&T Wireless Services Headquarters building became partially operational in September 1999, which contributed $242,000 to both the three and nine month 1999 periods. Rental property revenues from 101 Independence Center increased approximately $120,000 and $258,000 in the three and nine month 1999 periods, respectively, due to higher average economic occupancy. Average economic occupancy was 97% in the nine month 1999 period and 93% in the nine month 1998. Rental property revenues from 615 Peachtree Street decreased approximately $325,000 in the nine month 1999 period, which contributed to the nine month 1999 decrease, due partially to the receipt of two cancellation penalties in the first quarter 1998 and partially to lower average economic occupancy in 1999. Average economic occupancy was 63% in the nine month 1999 period and 75% in the nine month 1998 period. Rental property revenues increased by approximately $1,260,000 in the nine month 1999 period from the June 1998 acquisition of Lakeshore Park Plaza and by approximately $1,410,000 from 333 North Point Center East, which became partially operational for financial reporting purposes in June 1998. Additionally, the Wildwood Training Facility further offset the decrease in the nine month 1999 period by an increase of $251,000 in rental property revenues due to increased rental rates.

         Rental property revenues from the Company's retail division decreased approximately $3,757,000 and $10,478,000 in the three and nine month 1999 periods, respectively. Rental property revenues decreased approximately $1,398,000, $1,313,000, $866,000 and $378,000 in the three month 1999 period and
$4,287,000,  $3,912,000, $2,525,000 and $1,038,000 in the nine month 1999 period from the contribution of North Point MarketCenter, Greenbrier MarketCenter, Los Altos MarketCenter and Mansell Crossing II, respectively, to the aforementioned Prudential Venture in November 1998. The decreases were also due to the sale of Abbotts Bridge Station in February 1999, which contributed approximately $420,000 and $1,012,000 to the decrease in the three and nine month 1999 periods, respectively. The decreases were partially offset by an increase of approximately $266,000 and $1,505,000 in the three and nine month 1999 periods, respectively, from Laguna Niguel Promenade, which became partially operational in July 1998. The decreases were also partially offset by approximately $327,000 in both the three and nine month 1999 periods from The Avenue East Cobb, which became partially operational in September 1999. Perimeter Expo also partially offset the decrease in rental property revenues in the nine month 1999 period by approximately $238,000 due primarily to the addition of an outparcel site which became operational in February 1999.

         Rental property revenues from the Company's medical office division increased approximately $818,000 and $2,324,000 in the three and nine month 1999 periods, respectively. Meridian Mark Plaza became partially operational in April 1999, which contributed approximately $833,000 and $1,505,000 to the increase in the three and nine month 1999 periods, respectively. The AtheroGenics medical office building became fully operational in March 1999, which contributed approximately $236,000 and $513,000 to the increase in the three and nine month 1999 periods, respectively. The June 1998 acquisition of Northside/Alpharetta I contributed to the increase in rental property revenues by approximately $1,163,000 in the nine month 1999 period. These increases were partially offset by a decrease of approximately $328,000 and $986,000 in the three and nine month 1999 periods, respectively, due to the contribution of Presbyterian Medical Plaza at University to the aforementioned Prudential Venture in November 1998.

         Rental property operating expenses decreased approximately $950,000 in the nine month 1999 period. The decrease was primarily related to the contribution of the four office buildings, four retail centers and one medical office building to the Prudential Venture. The decrease was partially offset by the June 1999 acquisition of the Inforum and The Avenue East Cobb becoming partially operational in September 1999. Rental property operating expenses were also offset by the June 1998 acquisitions of Lakeshore Park Plaza and Northside/Alpharetta I, as well as 333 North Point Center East, Laguna Niguel Promenade, AtheroGenics and Meridian Mark Plaza becoming fully or partially operational in June 1998, July 1998, March 1999 and April 1999, respectively.

         Development Income. Development income increased approximately $589,000 and $2,199,000 in the three and nine month 1999 periods, respectively. The increase in development income was partially due to development fees recognized from three of the Company's ventures which are developing Gateway Village ($245,000 and $734,000 in the three and nine month periods, respectively), 1155 Perimeter Center West ($260,000 and $552,000 in the three and nine month periods, respectively) and the Bentwater residential development ($60,000 and $180,000 in the three and nine month periods, respectively). Development income of approximately $706,000 in the nine month 1999 period was also recognized from a build-to-suit for Walgreens on an outparcel at Colonial Plaza MarketCenter. Additionally, development income increased approximately $343,000 and $565,000 in the three and nine month 1999 periods, respectively, from the Crawford Long Hospital campus redevelopment and increased $204,000 in both the three and nine month 1999 periods from the third party fee development for Cox Enterprises. Partially offsetting the aforementioned increases in development income was a decrease in development income of approximately $182,000 and $484,000 in the three and nine month periods, respectively, from the Brad Cous Golf Venture, Ltd., for which the Company developed World Golf Village, and by a decrease of approximately $115,000 from the Dusseldorf project in the nine month 1999 period. Development fees from the Cousins LORET Venture L.L.C. ("Cousins LORET") also decreased by approximately $235,000, which partially offset the increase in the three month 1999 period.

         Management Fees. Management fees increased approximately $264,000 and $807,000 in the three and nine month 1999 periods, respectively, partially due to approximately $214,000 and $568,000 of management fees recognized in the three and nine month 1999 periods, respectively, from the aforementioned Prudential Venture for the management of the nine contributed properties. Also contributing to the increase in the nine month 1999 period was an increase of approximately $149,000 of management fees from Cousins LORET.

         Leasing and Other Fees. Leasing and other fees were approximately $1,146,000 higher in the nine month 1999 period. The increase was primarily due to a leasing fee of approximately $987,000 recognized by CREC for a lease at the Inforum office building earned prior to the Company's acquisition.

         Residential Lot and Outparcel Sales and Cost of Sales. Residential lot and outparcel sales increased approximately $834,000 in the three month 1999 period and decreased approximately $289,000 in the nine month 1999 period. The increase in the three month 1999 period was due to one outparcel sale in the three month 1999 period of approximately $2,662,000. There were no outparcel sales in the three month 1998 period. The increase in the three month 1999 period was partially offset by a decrease in residential lot sales from 111 lots in the three month 1998 period to 69 lots in the three month 1999 period, which decreased residential lot sales by approximately $1,828,000. The decrease in the nine month 1999 period was due to a decrease in the number of residential lot sales from 287 in the nine month 1998 period to 220 in the nine month 1999 period, which decreased residential lot sales by approximately $2,967,000. Partially offsetting the decrease in the nine month 1999 period was an increase in outparcel sales of $2,678,000 due to the aforementioned outparcel sale in the three month 1999 period.

         Residential lot and outparcel cost of sales increased approximately $358,000 and decreased approximately $1,732,000 in the three and nine month 1999 periods, respectively. The increase in the three month 1999 period was due to the aforementioned outparcel sale which increased cost of sales by approximately $2,499,000. The increase in the three month 1999 period was partially offset by a decrease in residential lot cost of sales by approximately $2,141,000. The decrease in the nine month 1999 period was due to a decrease in residential lot cost of sales of approximately $3,877,000. The decrease in the nine month 1999 period was partially offset by an increase in outparcel cost of sales of $2,145,000 due to the aforementioned outparcel sale. The decrease in residential lot cost of sales in both the three and nine month periods was greater than the corresponding decrease in residential lot sales due to an increase in 1999 of gross profit percentages used to calculate the cost of sales on residential lot sales in certain of the residential developments. The decreases were also due to lower outparcel cost of sales for the outparcel sales that occurred in the first half of 1999 as compared to the outparcel sales that occurred in the first half of 1998, with the outparcel sales between these same two periods being approximately the same.

         Interest and Other Income. Interest and other income decreased approximately $273,000 in the nine month 1999 period. The decrease was mainly due to interest income recognized from a note receivable from Cousins LORET in the nine month 1999 period. The Company lent funds to Cousins LORET at a slightly higher rate than its borrowing costs, until December 1998 when Cousins LORET drew down funds from the $70 million financing of The Pinnacle.

         Income from Unconsolidated Joint Ventures. (All amounts reflect the Company's share of joint venture income.) Income from unconsolidated joint ventures increased approximately $241,000 and $612,000 in the three and nine month 1999 periods, respectively.

         Income from CSC Associates, L.P. increased approximately $361,000 in the nine month 1999 period, primarily due to the continued lease-up of Bank of America Plaza. Average economic occupancy of Bank of America Plaza increased to 98% in the nine month 1999 period from 93% in the nine month 1998 period.

         Income from Wildwood Associates increased approximately $334,000 and decreased approximately $108,000 in the three and nine month 1999 periods, respectively. The changes were due partially to a decrease in interest capitalization of $186,000 and $731,000 in the three and nine month 1999 periods, respectively, and an increase in depreciation and amortization of approximately $145,000 and $473,000 in the three and nine month 1999 periods, respectively, as the 4200 Wildwood Parkway Building became partially operational in June 1998. Additionally, interest expense increased approximately $621,000 in the nine month 1999 period mainly due to the $44 million non-recourse financing of the 4200 Wildwood Parkway Building which was completed in June 1998. An increase in income before depreciation, amortization and interest expense of $385,000 and $1,280,000 in the three and nine month 1999 periods, respectively, from the 4200 Wildwood Parkway Building also contributed to the changes between periods. Income before depreciation, amortization and interest expense also favorably impacted results by an increase of approximately $88,000 and $278,000 for the three and nine month 1999 periods, respectively, due to the continued lease-up of the 2300 and the 2500 Windy Ridge Parkway buildings.

         Income from Cousins LORET decreased approximately $235,000 and $553,000 in the three and nine month 1999 periods, respectively. The decreases were partially due to increases in interest expense before capitalization of approximately $503,000 and $1,728,000 for the three and nine month 1999 periods, respectively, due to the funding of the $70 million non-recourse financing of The Pinnacle, which was completed on December 30, 1998. Depreciation and amortization increased approximately $432,000 and $1,055,000 in the three and nine month 1999 periods, respectively, mainly due to The Pinnacle becoming partially operational for financial reporting purposes in March 1999. Also contributing to the decrease for the three month 1999 period was a decrease of approximately $226,000 in interest capitalized to The Pinnacle. Income before depreciation, amortization and interest expense from The Pinnacle partially offset the decreases by approximately $738,000 and $1,513,000 in the three and nine month 1999 periods, respectively, and by approximately $231,000 for the nine month 1999 period from the lease-up of Two Live Oak. Also partially offsetting the decreases in income from Cousins LORET were increases in interest income of approximately $108,000 and $426,000 in the three and nine month 1999 periods, respectively.

         Income from Haywood Mall Associates decreased approximately $1,092,000 and $776,000 in the three and nine month 1999 periods, respectively, due to the sale of the Company's interest in Haywood Mall on June 28, 1999.

         Income from Cousins Stone LP increased $748,000 and $1,031,000 in the three and nine month 1999 periods. Cousins Stone LP was formed June 1, 1999 when Cousins acquired Faison's 50% interest in Faison-Stone.

         Income from Hickory Hollow Associates increased $331,000 in both the three and nine month 1999 periods due to the sale of the remaining outparcel sites owned by this venture in the three month 1999 period. There were no similar outparcel sales in 1998.
This venture will be dissolved by December 31, 1999.

         General and Administrative Expenses. General and administrative expenses decreased approximately $319,000 and increased approximately $749,000 in the three and nine month 1999 periods, respectively. The decrease in the three month 1999 period was due to an increased level of salaries and overhead being capitalized to a higher level of projects under development. The increase in the nine month 1999 period was primarily due to the Company's continued expansion, partially offset by an increased level of salaries and overhead being capitalized to a higher level of projects under development.

         Depreciation and Amortization. Depreciation and amortization increased approximately $623,000 and decreased approximately $914,000 in the three and nine month 1999 periods, respectively. The increase in the three month 1999 period was due mainly to the June 1999 acquisition of the Inforum office building and The Avenue East Cobb becoming partially operational in September 1999. The increase in the three month 1999 period was also due to 333 North Point Center East, Laguna Niguel Promenade, AtheroGenics, Meridian Mark Plaza and 333 John Carlyle becoming fully or partially operational in June 1998, July 1998, March 1999, April 1999 and May 1999, respectively. Partially offsetting the increase in the three month 1999 period was a decrease due to the aforementioned contribution of nine properties to the Prudential Venture. The decrease in the nine month 1999 period was due to the contribution of nine properties to the Prudential Venture, partially offset by the acquisitions of the Inforum in June 1999 and Lakeshore Park Plaza and Northside/Alpharetta I in June 1998, and the properties becoming fully or partially operational as discussed above.

         Stock Appreciation Right Expense (Credit). The credit to stock appreciation right expense increased approximately $202,000 from a credit of $183,000 in the three month 1998 period to an expense of $19,000 in the three month 1999 period. The credit to stock appreciation right expense increased approximately $258,000 from a credit of $103,000 in the nine month 1998 period to an expense of $155,000 in the nine month 1999 period. This non-cash item is primarily related to the Company's stock price, which was $32.25, $33.8125 and $33.9375 at December 31, 1998, June 30, 1999 and September 30, 1999,
respectively;  and $29.3125, $29.875 and $28.0625 at December 31, 1997, June 30,
1998 and September 30, 1998, respectively.

         Interest Expense. Interest expense decreased approximately $3,369,000 and $8,482,000 in the three and nine month 1999 periods, respectively. Interest expense before capitalization decreased to approximately $4,018,000 and $11,657,000 in 1999 from $5,293,000 and $14,171,000 in 1998 for the three and nine month periods, respectively, due to lower debt levels. Further contributing to this decrease was an increase of approximately $2,094,000 and $5,968,000 in interest capitalized to projects under development (a reduction of interest expense) to $4,018,000 and $11,227,000 in 1999 from $1,924,000 and $5,259,000 in
1998 for the three and nine month periods, respectively.

         Other Expenses. Other expenses increased approximately $1,130,000 in the nine month 1999 period due primarily to the recognition of Prudential's minority interest in the aforementioned Prudential Venture.

         Provision (Benefit) for Income Taxes from Operations. Provision (benefit) for income taxes from operations increased $1,476,000 in the nine month 1999 period from a benefit of $41,000 in 1998 to a provision of $1,435,000 in 1999. The increase was due to an increase in CREC and its subsidiaries' and CREC II and its subsidiaries' income from operations before income taxes of approximately $3,771,000 in the nine month 1999 period. CREC and its subsidiaries' income from operations before income taxes increased mainly due to the aforementioned increase in development and leasing fees. Certain development and leasing fees recorded on CREC and its subsidiaries' books are intercompany fee income which is eliminated in consolidation, but the tax effect is not, and such intercompany fees increased in the nine month 1999 period. Additionally, CREC II and its subsidiaries, which were formed in June 1999, and together have a 50% interest in Cousins Stone LP, contributed income from operations before income taxes of approximately $1,031,000 in the nine month 1999 period.

         Gain on Sale of Investment Properties. Gain on sale of investment properties increased approximately $1,029,000 and $56,078,000 in the three and nine month 1999 periods, respectively. The 1999 gain included the following: the January 1999 sale of 3 acres of McMurray land ($.1 million gain), the February 1999 sale of Abbotts Bridge Station, a neighborhood retail center ($3.5 million gain), the March 1999 sale of Kennesaw Crossings neighborhood retail center ($.9 million gain), the May 1999 sale of 2 acres of Hidden Hills land ($.1 million gain), the June 1999 sale of the Company's 50% interest in Haywood Mall ($50.1 million gain), and amortization of deferred gain from the aforementioned formation of the Prudential Venture ($3.0 million). The 1998 gain included the following: the March 1998 sale of 6 acres of land ($.6 million gain) and the April 1998 sale of approximately 23 acres of land ($1.0 million gain), both at the Company's North Point development.

Liquidity and Capital Resources:
--------------------------------

         Financial Condition. The Company's debt (including its pro rata share of unconsolidated joint venture debt) was 28% of total market capitalization at September 30, 1999.

         The Company has development and acquisition projects in various planning stages. The Company currently intends to finance these projects, as well as the completion of projects currently under construction, using its existing lines of credit (increasing those lines of credit as required) (see
Note 3), long-term non-recourse financing on the Company's unleveraged projects, other financings, and the sale of common stock, warrants to purchase common stock and debt securities under a $200 million shelf registration statement the Company filed with the Securities and Exchange Commission in September 1996, of which approximately $132 million remains available at September 30, 1999.

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

         Cash  Flows.  Net  cash  provided  by  operating  activities  increased approximately $3.5 million in 1999. Changes in other operating assets and liabilities decreased approximately $3.2 million. Residential lot and outparcel cost of sales decreased approximately $2.2 million due to a decrease in the number of residential lots sold in 1999 offset by a higher profit percentage recognized from to lots sold in 1999 which reduces cost of sales. The decrease in residential lot and outparcel cost of sales was partially offset by an increase in outparcel cost of sales of $1.0 million. Depreciation and amortization decreased approximately $1.0 million due mainly to the aforementioned contribution of the properties to the Prudential Venture. Operating distributions from unconsolidated joint ventures increased approximately $8.7 million, which partially offset the aforementioned decreases, primarily due to approximately $7.9 million of operating distributions from the Prudential Venture, approximately $2.0 million of operating distributions from Cousins LORET and an increase of approximately $.9 million in operating distributions from CSC Associates, L.P. There were no operating distributions from the Prudential Venture or Cousins LORET in 1998. A decrease of approximately $1.6 million in operating distributions from Wildwood Associates partially offset the increase in operating distributions.

         Net cash used in investing activities decreased approximately $67.8 million in 1999. Net cash received from the Prudential Venture increased approximately $125.5 million in 1999 (see Note 2) which primarily caused the decrease in the net cash used in investing activities. Also contributing to the decrease in net cash used in investing activities was an increase in net cash provided by sales activities of approximately $83.1 million. This increase was due mainly to four sales in the first half of 1999: Abbotts Bridge Station, Kennesaw Crossings, McMurray land and the Company's 50% interest in Haywood Mall. The decrease in net cash used in investing activities was partially offset by an increase of approximately $127.6 million in property acquisition and development expenditures, as a result of the Company having a higher level of projects under development in 1999 and the June 1999 acquisition of the Inforum office building. Non-operating distributions from unconsolidated joint ventures decreased $20.6 million, which also partially offset the decrease in net cash used in investing activities. In the nine month 1999 period, Cousins LORET made non-operating distributions of approximately $2.0 million, which represented a portion of the proceeds from the aforementioned $70 million financing of The Pinnacle in December 1998. No such distribution occurred in 1998. In 1998, the Company received a distribution from Wildwood Associates of $22.6 million, primarily due to the completion of the $44 million financing of the 4200 Wildwood Parkway Building. No such distribution occurred in 1999. Investment in unconsolidated joint ventures increased $10.2 million. The Company contributed $11.0 million to the 285 Venture, LLC for the construction of 1155 Perimeter Center West and $9.3 million to Charlotte Gateway Village, LLC for the construction of Gateway Village in 1999. Additionally, the Company contributed $5.2 million for the formation of Cousins Stone LP on June 1, 1999 and $3.3 million to Temco Associates for the development of the Bentwater residential community. No contributions were made to these ventures in 1998. The Company contributed $16.6 million to Cousins LORET in 1998 for the construction of The Pinnacle. No amounts were contributed in 1999. The Company also contributed $2.7 million more in 1998 as compared to 1999 to Brad Cous Golf Venture, Ltd. for the construction of World Golf Village. Investment in notes receivable decreased approximately $18.8 million related to the note receivable from Cousins LORET which was completed during the nine month 1998 period. No similar note receivable was completed in 1999. Collection of notes receivable also increased $4.6 million due primarily to the proceeds from the repayment of the Cousins LORET note receivable in the first quarter of 1999, which also partially offset the decrease in net cash used in investing activities. Deferred income recognized increased approximately $3.1 million which related to the Prudential Venture which also partially offset the aforementioned decreases. Change in other assets, net, also decreased $2.7 million, which further offset the aforementioned decreases.

         Net cash used in financing activities increased approximately $40.4 million in 1999 from net cash provided by financing activities, which was primarily attributable to a decrease of $38.7 million in the net amount drawn on the Company's line of credit. An increase in the dividends paid per share to $.41 in 1999 from $.36 in 1998 and an increase in the number of shares outstanding also contributed to the increase in net cash used in financing activities, as dividends paid increased approximately $5.3 million. Partially offsetting the increase in net cash used in financing activities was an increase of approximately $2.7 million in the proceeds received from common stock sold, net of expenses.

Quantitative and Qualitative Disclosure About Market Risk:
----------------------------------------------------------

         There have been no significant changes in the Company's market risk related to its notes payable and notes receivable from that disclosed in the Company's annual report on Form 10-K for the year ended December 31, 1998.

Year 2000:
----------

         The "Year 2000 issue" is the result of certain computer systems, software, electronic equipment or embedded chips (collectively known as "computer systems") being written using two digits rather than four to define the applicable year. Therefore, certain computer systems may not distinguish between a year that begins with a "20" rather than a "19." This could result in system failures which could cause disruptions of operations. The Company has completed its assessment of the impact of the Year 2000 issue on its business and operations and has identified the areas which rely on computer systems and may be potentially impacted, which mainly include the systems utilized in the operations of its real estate properties and in the processing of its accounting data.

         The Company has substantially completed an inventory of the material computer systems being utilized in its existing operating real estate properties which may be adversely affected by the Year 2000 issue. Such systems include, but are not limited to, building control systems, heating and air conditioning controls, elevator controls, fire alarms and security devices. Certain of these systems have been replaced, upgraded or modified as deemed necessary, the cost of which has not been material.

         The Company is currently in the process of upgrading its accounting software to a version that its software vendor has represented to be Year 2000 compliant, as they define it. The Company expects to have the installation of the upgrade completed by the fourth quarter of 1999. The hardware and operating system used to run the accounting software has been represented to be Year 2000 compliant. The Company has also assessed its non-financial computer systems, and has replaced, upgraded or modified such systems as needed. The cost of the upgrades to the accounting software and non-financial computer systems has not been material.

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

         The Company is currently developing contingency plans on a property by property basis. This involves assessing critical tenants, systems and vendors. Certain servicing arrangements have been contracted with particular vendors to provide immediate response if the need arises, and the Company is arranging for specific employees to staff certain properties in case of need.

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


Supplemental Financial Information:
-----------------------------------

         Depreciation and amortization expense included the following components for the three and nine months ended September 30, 1999
($ in thousands):

                                                  Three Months Ended                      Nine Months Ended
                                                  September 30, 1999                     September 30, 1999
                                           --------------------------------     ----------------------------------
                                                       Share of                               Share of
                                                    Unconsolidated                         Unconsolidated
                                           Company  Joint Ventures    Total      Company   Joint Ventures   Total
                                           -------  --------------    -----      -------   --------------   -----

         Furniture, fixtures and equipment $  169      $   41        $  210      $    467      $   57     $   524
         Deferred financing costs               -           4             4            -           12          12
         Goodwill and related business
           acquisition costs                   75           5            80          225           15         240
         Real estate related:
           Building (including tenant
              first generation)             4,461       4,002         8,463        9,320       15,594      24,914
           Tenant second generation           261         202           463          780          625       1,405
                                           ------      ------        ------      -------      -------     -------

                                           $4,966      $4,254        $9,220      $10,792      $16,303     $27,095
                                           ======      ======        ======      =======      =======     =======





         Exclusive of new developments and purchases of furniture, fixtures and equipment, the Company had the following capital expenditures for the three and nine months ended September 30, 1999, including its share of unconsolidated joint ventures ($ in thousands):

                                                    Three Months Ended                   Nine Months Ended
                                                    September 30, 1999                  September 30, 1999
                                            ---------------------------------    ---------------------------------
                                            Office   Retail   Medical   Total    Office   Retail   Medical   Total
                                            ------   ------   -------   -----    ------   ------   -------   -----

         Second generation related costs     $459     $168     $  -     $627      $894     $186     $  -    $1,080
         Building improvements                 73        -        -       73        73        -        -        73
                                             ----     ----     ----     ----      ----     ----     ----    ------
                                             $532     $168     $  -     $700      $967     $186     $  -    $1,153
                                             ====     ====     ====     ====      ====     ====     ====    ======




PART II.  OTHER INFORMATION
---------------------------





Item 6.           Exhibits and Reports on Form 8-K
                  --------------------------------

                  (a)      Exhibits
                           --------
                           27  Financial Data Schedule

                  (b)      Reports on Form 8-K
                           -------------------
                               There have been no reports on Form 8-K filed by the Registrant during the quarter September 30, 1999.

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








November 15, 1999