Form 10-K
period 1999-12-31
COUSINS PROPERTIES INC
filed 2000-03-30
CIK 25232

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999      Commission file number 2-20111

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes X

     As of March 10, 2000, 32,325,859 common shares were outstanding; and the aggregate market value of the common shares of Cousins Properties Incorporated held by nonaffiliates was $874,194,537.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents have been incorporated by reference into the designated Part of this Form 10-K:
   Registrant's  Proxy Statement              Part III, Items 10, 11, 12 and 13
     dated March 27, 2000
   Registrant's Annual Report to              Part II, Items 5, 6, 7 and 8
     Stockholders for the year
     ended December 31, 1999

                                     PART I
                                     ------

Item 1.     Business
--------------------

         Corporate Profile

         Cousins Properties Incorporated (the "Registrant" or "Cousins") is a Georgia corporation, which since 1987 has elected to be taxed as a real estate investment trust ("REIT"). Cousins Real Estate Corporation and its subsidiaries ("CREC") is a taxable entity consolidated with the Registrant, which owns, develops, and manages a portion of the Registrant's real estate portfolio. CREC II Inc. and its subsidiaries ("CREC II") is another taxable entity which owns a 50% interest in Cousins Stone LP, an unconsolidated joint venture which is a full-service real estate company headquartered in Dallas, Texas that specializes in third party property management and leasing of Class A office buildings. The Registrant, together with CREC and CREC II, is hereafter referred to as the "Company."

         Cousins is an Atlanta-based, fully integrated, self administered equity real estate investment trust. The Company has extensive experience in the real estate industry, including the acquisition, financing, development, management and leasing of properties. Cousins has been a public company since 1962, and its common stock trades on the New York Stock Exchange. The Company owns a portfolio of well-located, high-quality retail, office, medical office and land development projects and holds several tracts of strategically located undeveloped land. The strategies employed to achieve the Company's investment goals include the development of properties which are substantially precommitted to quality tenants; maintaining high levels of occupancy within owned properties; the selective sale of assets; the creation of joint venture arrangements and the acquisition of quality income-producing properties at attractive prices. The Company also seeks to be opportunistic and take advantage of normal real estate business cycles.

         Unless otherwise indicated, the notes referenced in the discussion below are the "Notes to Consolidated Financial Statements" included in the financial section of the Registrant's 1999 Annual Report to Stockholders.

         Brief Description of Company Investments

         Office.  As of March 15, 2000, the Company's office portfolio included
         -------
the following thirty-two commercial office buildings:

                                                                                     Company's
                                            Metropolitan           Rentable          Ownership       Percent
           Property Description                 Area              Square Feet        Interest        Leased
           --------------------             ------------          -----------        --------        ------
         Inforum                          Atlanta, GA                 987,000            100%           97%
         101 Independence Center          Charlotte, NC               525,000            100%           97%
         101 Second Street                San Francisco, CA           388,000            100% (b)       98% (a)
         One Second Street                San Francisco, CA           374,000            100% (b)       (a)
         AT&T Wireless Services
            Headquarters                  Los Angeles, CA             222,000            100% (b)      100%
         Lakeshore Park Plaza             Birmingham, AL              193,000            100% (b)       98%
         3100 Windy Hill Road             Atlanta, GA                 188,000            100%          100%
         333 John Carlyle                 Washington, D.C.            153,000            100%           87%
         555 North Point Center East      Atlanta, GA                 152,000            100%           79% (a)
         615 Peachtree Street             Atlanta, GA                 145,000            100%           84%
         333 North Point Center East      Atlanta, GA                 129,000            100%          100%
         600 University Park Place        Birmingham, AL              123,000            100% (b)       69% (a)
         3301 Windy Ridge Parkway         Atlanta, GA                 106,000            100%          100%
         1900 Duke Street                 Washington, D.C.             97,000            100%           (a)
         Bank of America Plaza            Atlanta, GA               1,260,000             50%           99%
         Gateway Village                  Charlotte, NC             1,076,000             50%          100% (a)
         3200 Windy Hill Road             Atlanta, GA                 687,000             50%          100%
         2300 Windy Ridge Parkway         Atlanta, GA                 634,000             50%           99%
         The Pinnacle                     Atlanta, GA                 423,000             50%           97%
         1155 Perimeter Center West       Atlanta, GA                 361,000             50%           66% (a)
         2500 Windy Ridge Parkway         Atlanta, GA                 314,000             50%          100%
         Two Live Oak Center              Atlanta, GA                 278,000             50%           99%
         4200 Wildwood Parkway            Atlanta, GA                 260,000             50%          100%
         Ten Peachtree Place              Atlanta, GA                 259,000             50%          100%
         John Marshall-II                 Washington, D.C.            224,000             50%          100%
         4300 Wildwood Parkway            Atlanta, GA                 150,000             50%          100%
         4100 Wildwood Parkway            Atlanta, GA                 100,000             50%          100%
         First Union Tower                Greensboro, NC              320,000          11.50%           90%
         Grandview II                     Birmingham, AL              149,000          11.50%          100%
         200 North Point Center East      Atlanta, GA                 130,000          11.50%          100%
         100 North Point Center East      Atlanta, GA                 128,000          11.50%          100%
         One Ninety One Peachtree Tower   Atlanta, GA               1,215,000           9.80%           97%
                                                                   ----------
                                                                   11,750,000
                                                                   ==========

         (a) Under construction and/or in lease-up.
         (b) These projects are actually owned in ventures in which a portion of the upside is shared with the other venturer. See "Major Properties" - "Cousins/Daniel LLC," "101 Second Street," "One Second Street" and "CommonWealth/Cousins I, LLC" where discussed.

         The weighted average leased percentage of these office buildings (excluding all non-operational properties currently under construction and/or in lease-up and One Ninety One Peachtree Tower, as it is less than 10% owned by the Company) was approximately 98% as of March 15, 2000 and the leases expire as follows:

                                                                                                            2009
                                                                                                              &
              2000      2001       2002      2003      2004       2005      2006       2007      2008    Thereafter     Total
              ----      ----       ----      ----      ----       ----      ----       ----      ----    ----------     -----
OFFICE
------
Consolidated:
-------------
Square Feet
 Expiring (d) 173,108   123,796    155,488   368,125   101,007    154,796   270,214     13,301   287,829    894,664   2,542,328 (b)
% of Leased
 Space             7%        5%         6%       14%        4%         6%       11%         1%       11%        35%        100%
Annual Base
 Rent (a)   2,617,010 2,225,079  2,836,481 4,833,989 1,496,588  2,359,805 4,497,365    279,321 6,365,949 20,191,952  47,703,539
Annual Base Rent/
 Sq. Ft. (a)    15.12     17.97      18.24     13.13     14.82      15.24     16.64      21.00     22.12      22.57       18.76

Joint Venture:
--------------
Square Feet
 Expiring (d) 163,709   572,572    487,332   321,536   244,789    643,443   415,184    605,118    39,005  1,694,792   5,187,480 (c)
% of Leased
 Space             3%       11%         9%        6%        5%        12%        8%        12%        1%        33%        100%
Annual Base
 Rent (a)   3,301,315 8,422,998 10,112,357 5,872,687 5,002,956 13,018,665 7,493,929 15,722,509   832,714 41,090,014 110,870,144
Annual Base Rent/
 Sq. Ft.(a)     20.17     14.71      20.75     18.26     20.44      20.23     18.05      25.98     21.35      24.24       21.37


Total (including only Company's % share of Joint Venture Properties):
---------------------------------------------------------------------

Square Feet
 Expiring (d) 226,305   343,812    385,592   525,267   201,716    434,993   469,369    315,860   292,315  1,684,909   4,880,138
% of Leased
 Space             5%        7%         8%       11%        4%         9%       10%         6%       6%         34%        100%
Annual Base
 Rent (a)   3,768,435 5,246,885  7,627,430 7,691,923 3,568,087  7,974,613 8,103,602  8,140,575 6,461,711 39,487,910  98,071,171
Annual Base Rent/
 Sq. Ft. (a)    16.65     15.26      19.78     14.64     17.69      18.33     17.26      25.77     22.11      23.44       20.10

(a) Annual base rent excludes the operating expense reimbursement portion of the rent payable. If the lease does not provide for pass through of such operating expense reimbursements, an estimate of operating expenses is deducted from the rental rate shown. The base rental rate shown is the estimated rate in the year of expiration. Amounts disclosed are in dollars.

(b) Rentable square feet leased as of March 15, 2000 out of approximately 2,648,000 total rentable square feet.

(c) Rentable square feet leased as of March 15, 2000 out of approximately 5,316,000 total rentable square feet.

(d) Where a tenant has the option to cancel its lease without penalty, the lease expiration date used in the table above reflects the cancellation option date rather than the lease expiration date.

         The weighted average remaining lease term of these twenty-five office buildings was approximately 7 years as of March 15, 2000. Most of the Company's leases in these buildings provide for pass through of operating expenses and base rents which escalate over time.

         Retail.  As of March 15, 2000, the Company's retail portfolio included
         -------
the following fourteen properties:

                                                                        Rentable         Company's
                                                Metropolitan             Square Feet      Ownership     Percent
              Property Description                  Area               (Company Owned)    Interest      Leased
         ------------------------------   -------------------------    ---------------    --------      -------
         Colonial Plaza MarketCenter      Orlando, FL                     480,000            100%          96%
         Presidential MarketCenter        Atlanta, GA                     376,000 (b)        100%          86%
         The Avenue of the Peninsula      Rolling Hills Estates, CA       374,000            100%          61% (a)
         The Avenue East Cobb             Atlanta, GA                     225,000            100%          94% (a)
         Perimeter Expo                   Atlanta, GA                     176,000            100%         100%
         The Avenue Peachtree City        Atlanta, GA                     168,000            100%          (a)
         Laguna Niguel Promenade          Laguna Niguel, CA               154,000            100%          94%
         Salem Road Station               Atlanta, GA                      67,000            100%          68% (a)
         Mira Mesa MarketCenter           San Diego, CA                   453,000          88.50%          87% (a)
         The Shops at World Golf Village  St. Augustine, FL                80,000             50%          60%
         Greenbrier MarketCenter          Chesapeake, VA                  493,000          11.50%         100%
         North Point MarketCenter         Atlanta, GA                     401,000          11.50%          98%
         Los Altos MarketCenter           Long Beach, CA                  157,000          11.50%         100%
         Mansell Crossing Phase II        Atlanta, GA                     103,000          11.50%         100%
                                                                        ---------
                                                                        3,707,000
                                                                        =========


         (a)  Under construction, redevelopment and/or in lease-up.
         (b) Includes 22,000 square feet not yet constructed - excluded for percentage leased calculation.

         The weighted  average  leased  percentage  of these  retail  properties
(excluding  all   non-operational   properties   currently  under  construction,
redevelopment  and/or in lease-up) was  approximately  93% as of March 15, 2000, and the leases expire as follows:

                                                                                                        2009
                                                                                                          &
                  2000     2001     2002     2003      2004      2005      2006    2007      2008    Thereafter     Total
                  ----     ----     ----     ----      ----      ----      ----    ----      ----    ----------     -----

RETAIL
------
Consolidated:
-------------
Square Feet
 Expiring         10,839   28,356   59,202   34,193     76,839   31,129     85,845   39,147    6,280     638,497   1,010,327 (b)
% of Leased
 Space                1%       3%       6%       3%         8%       3%         8%       4%       1%         63%        100%
Annual Base
 Rent (a)        136,549  504,414  890,494  927,224  1,249,318  478,877    749,128  500,933  236,250   9,373,281  15,046,468
Annual Base Rent/
 Sq. Ft.(a)        12.60    17.79    15.04    27.12      16.26    15.38       8.73    12.80    37.62       14.68       14.89


Joint Venture:
--------------
Square Feet
 Expiring          5,111   44,243   56,398   12,800     34,322   35,000    113,000    9,553    4,718     894,757   1,209,902(c)
% of Leased
 Space                1%       3%       4%       1%         3%       3%         9%       1%       1%         74%        100%
Annual Base
 Rent (a)        109,063  602,526  872,060  149,524    691,433  350,000  1,386,120  299,730   75,504  11,799,356  16,335,316
Annual Base Rent/
 Sq. Ft. (a)       21.34    13.62    15.46    11.68      20.15    10.00      12.27    31.38    16.00       13.19       13.50


Total (including only Company's % share of Joint Venture Properties):
---------------------------------------------------------------------

Square Feet
 Expiring         11,427   33,448   65,688   35,665     82,579   35,154     98,840   40,246    6,823     757,131   1,167,001
% of Leased
 Space                1%       3%       6%       3%         7%       3%         8%       3%       1%         65%        100%
Annual Base
 Rent (a)        149,091  573,704  990,782  944,419  1,373,495  519,127    908,532  542,223  244,888  10,755,627  17,001,888
Annual Base Rent/
 Sq. Ft.(a)        13.05    17.15    15.08    26.48      16.63    14.77       9.19    13.47    35.89       14.21       14.57

(a) Annual base rent excludes the operating expense reimbursement portion of the rent payable and any percentage rents due. If the lease does not provide for pass through of such operating expense reimbursements, an estimate of operating expenses is deducted from the rental rate shown. The base rental rate shown is the estimated rate in the year of expiration. Amounts disclosed are in dollars.

(b) Gross leasable area leased as of March 15, 2000 out of approximately 1,186,000 total gross leasable area.

(c) Gross leasable area leased as of March 15, 2000 out of approximately 1,234,000 total gross leasable area.

         The weighted average remaining lease term of these nine retail properties was approximately 12 years as of March 15, 2000. All of the major tenant leases in these retail properties provide for pass through of operating expenses and base rents which escalate over time.

         Medical  Office.  As of March 15, 2000,  the Company's  medical  office
         ----------------
portfolio  included the following six medical  office properties:

                                                                                     Company's
                                           Metropolitan               Rentable       Ownership       Percent
            Property Description               Area                  Square Feet     Interest        Leased
         --------------------------       -------------              -----------     --------        ------

         Northside/Alpharetta II          Atlanta, GA                  198,000          100%           63% (a)
         Meridian Mark Plaza              Atlanta, GA                  159,000          100%           94%
         Northside/Alpharetta I           Atlanta, GA                  106,000          100%          100%
         AtheroGenics                     Atlanta, GA                   50,000          100%          100%
         Crawford Long Medical
           Office Building                Atlanta, GA                  408,000           50%           (b)
         Presbyterian Medical Plaza
           at University                  Charlotte, NC                 69,000         11.50%          100%
                                                                       -------
                                                                       990,000
                                                                       =======

(a) Under construction and/or in lease-up.
(b) This  project  is in a stage of  predevelopment,  is not yet under
    construction,   and  may  not  go  forward  if  all  criteria  for
    proceeding with development are not satisfied.

         The  weighted  average  leased   percentage  of  these  medical  office
buildings (excluding all properties currently under construction and/or in lease-up) was 97% as of March 15, 2000 and the leases expire as follows:

                                                                                                       2009
                                                                                                         &
                      2000     2001     2002     2003    2004      2005     2006    2007    2008    Thereafter   Total
                      ----     ----     ----     ----    ----      ----     ----    ----    ----    ----------   -----
MEDICAL OFFICE
--------------
Consolidated:
-------------
Square Feet
 Expiring             21,777      0     4,290   32,005   33,374    4,677       0   13,000   38,836    152,041    300,000 (b)
% of Leased
 Space                    7%      0%       1%      11%      11%       2%      0%       4%      13%        51%       100%
Annual Base
 Rent (a)            378,897       0   72,415  617,637  639,386   74,598       0  265,470  883,344  3,437,399  6,369,146
Annual Base Rent/
 Sq. Ft. (a)           17.40       0    16.88    19.30    19.16    15.95       0    20.42    22.75      22.61      21.23


Joint Venture:
--------------

Square Feet
 Expiring                  0       0     1,397       0        0    3,445       0   23,359        0     40,799     69,000 (c)
% of Leased
 Space                    0%      0%       2%       0%       0%       5%      0%      34%       0%        59%       100%
Annual Base
 Rent (a)                 0        0   21,095        0        0   56,498       0  390,329        0    772,392  1,240,314
Annual Base Rent/
 Sq. Ft. (a)              0        0    15.10        0        0    16.40       0    16.71        0      18.93      17.98


Total (including only Company's % share of Joint Venture Properties):
---------------------------------------------------------------------

Square Feet
 Expiring            21,777        0    4,451   32,005   33,374    5,073       0   15,686   38,836    156,690    307,892
% of Leased
 Space                   7%       0%       1%      10%      11%       2%      0%       5%      13%        51%       100%
Annual Base
 Rent (a)           378,897        0   74,841  617,637  639,386   81,095       0  310,358  883,344  3,526,224  6,511,782
Annual Base Rent/
 Sq. Ft.(a)           17.40        0    16.81    19.30    19.16    15.99       0    19.79    22.75      22.50      21.15

(a) Annual base rent excludes the operating expense reimbursement portion of the rent payable. If the lease does not provide for pass through of such operating expense reimbursements, an estimate of operating expenses is deducted from the rental rate shown. The base rental rate shown is the estimated rate in the year of expiration. Amounts disclosed are in dollars.

(b) Rentable square feet leased as of March 15, 2000 out of approximately 315,000 total rentable square feet.

(c) Rentable square feet leased as of March 15, 2000 out of approximately 69,000 total rentable square feet.

         The weighted average remaining lease term of these four medical office buildings was approximately 9 years as of March 15, 2000. The Company's leases in these medical office buildings provide for pass through of operating expenses and base rents which escalate over time.

         Other.   The  Company's  other  real  estate  holdings  include  equity
         ------
interests in approximately 410 acres of strategically located land held for investment and future development at North Point and Wildwood Office Park, the option to acquire the fee simple interest in approximately 10,300 acres of land through its Temco Associates joint venture, and two mortgage notes for approximately $24 million which are secured by a 250,000 square foot office building in Washington, D.C. The terms of these two notes have some of the characteristics of an equity investment, and should provide a comparable return on investment (see Note 3).

         The Company's joint venture partners include either the company a named or an affiliate of the company named and are as follows: IBM, The Coca-Cola Company ("Coca-Cola"), Bank of America Corporation ("Bank of America"), The Prudential Insurance Company of America ("Prudential"), Temple-Inland Inc., Cornerstone Properties, Inc., and CarrAmerica Realty Corporation.

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

         Significant Changes in 1999

         Significant changes in the Company's business and properties during the year ended December 31, 1999 were as follows:

         Office  Division.  In January 1999, the Company  purchased the land for
         -----------------
and commenced construction of 1900 Duke Street, an approximately 97,000 rentable square foot office building in suburban Washington, D.C. In March 1999, 285 Venture, Ltd. began construction of 1155 Perimeter Center West, an approximately 361,000 rentable square foot office building in Atlanta, Georgia (see Note 5). In May 1999, 333 John Carlyle, an approximately 153,000 rentable square foot office building in suburban Washington, D.C., became partially operational for financial reporting purposes. In June 1999, the Company acquired Inforum, a 987,000 rentable square foot office building in downtown Atlanta, Georgia, for $71 million by completing a tax-deferred exchange with the proceeds ($69 million) from the sale of the Company's 50% interest in Haywood Mall. In September 1999, AT&T Wireless Services Headquarters, an approximately 222,000 rentable square foot office building in suburban Los Angeles, California, became partially operational for financial reporting purposes.

         Retail Division. On February 1, 1999, CREC sold Abbotts Bridge Station,
         ----------------
an approximately 83,000 square foot neighborhood retail center in suburban Atlanta, Georgia for $15.7 million, which was approximately $5.2 million over the cost of the center. Including depreciation recapture of approximately $.3 million and net of an income tax provision of approximately $2.0 million, the net gain on the sale was approximately $3.5 million.

         In April 1999, The Shops at World Golf Village, an approximately 80,000 square foot retail center owned by Brad Cous (see Note 5), became partially operational for financial reporting purposes. In June 1999, CP Venture Three LLC purchased the land for and commenced construction of Mira Mesa MarketCenter, an approximately 453,000 square foot retail center in San Diego, California (see
Note 5). In September 1999, The Avenue East Cobb, an approximately 225,000 square foot retail specialty center in suburban Atlanta, Georgia, became partially operational for financial reporting purposes. Also in September 1999, the Company purchased the land for and commenced construction of Salem Road Station, an approximately 67,000 square foot neighborhood retail center in suburban Atlanta, Georgia.

         Medical Office Division. In March 1999, AtheroGenics,  an approximately
         ------------------------
50,000 rentable square foot office building and laboratory in suburban Atlanta, Georgia, became fully operational for financial reporting purposes. In April 1999, Meridian Mark Plaza, an approximately 159,000 rentable square foot medical office building in Atlanta, Georgia, became partially operational for financial reporting purposes. In September 1999, Northside/Alpharetta II, an approximately 198,000 rentable square foot medical office building in suburban Atlanta, Georgia, became partially operational for financial reporting purposes.

         Land Division.  The Company is currently  developing  five  residential
         --------------
communities in suburban Atlanta, Georgia, including three in which development commenced in 1994, one in 1995 and one in 1996. These developments currently include land on which approximately 1,632 lots are being or were developed, of which 292, 344 and 260 lots were sold in 1999, 1998 and 1997, respectively.

         In November 1998, Temco Associates began development of the Bentwater residential community, which will consist of approximately 1,750 lots on approximately 1,083 acres (see Note 5). Temco Associates sold 106 lots in 1999.

         Financings.  In August 1999, the Company  renewed and modified its $150
         -----------
million unsecured credit facility which matures August 27, 2002. On December 31, 1999, the credit facility was temporarily increased to $225 million, which increase expires April 27, 2000 (see Note 4).

         In December 1998, Charlotte Gateway Village, LLC completed construction financing of up to $190 million for Gateway Village. The note bears an interest rate of LIBOR (adjusted for certain reserve requirements) plus .50% and matures January 2, 2002. No amounts were drawn on the note until 1999.

         Environmental Matters

         Under various federal, state and local laws, ordinances and regulations, an owner or operator of real estate is generally liable for the costs of removal or remediation of certain hazardous or toxic substances on or in such property. Such laws often impose liability without regard to whether the owner knew of, or was responsible for, the presence of such hazardous or toxic substances. The presence of such substances, or the failure to remediate such substances properly, may subject the owner to substantial liability and may adversely affect the owner's ability to develop the property or to borrow using such real estate as collateral. The Company is not aware of any environmental liability that the Company's management believes would have a material adverse effect on the Company's business, assets or results of operations.

         Certain environmental laws impose liability on a previous owner of property to the extent that hazardous or toxic substances were present during the prior ownership period. A transfer of the property does not relieve an owner of such liability. Thus, although the Company is not aware of any such situation, the Company may be liable in respect of properties previously sold.

         In connection with the development or acquisition of certain properties, the Company obtained Phase One environmental audits (which generally involve inspection without soil sampling or ground water analysis) from independent environmental consultants. The remaining properties (including most of the Company's land held for investment) have not been so examined. No assurance can be given that no environmental liabilities exist, that the reports reviewed all environmental liabilities, or that no prior owner created any material environmental condition not known to the Company.

         The Company believes that it and its properties are in compliance in all material respects with all federal, state and local laws, ordinances and regulations regarding hazardous or toxic substances.

         Competition

         Our properties compete for tenants with similar properties located in our markets primarily on the basis of location, rent charged, services provided and the design and condition of the facilities. We also compete with other REITs, financial institutions, pension funds, partnerships, individual investors and others when attempting to acquire and develop properties.

         Subsequent Events

         Financings. On February 24, 2000, the Company received a commitment for
         -----------
the financing of the 101 Second Street office building which should fund no later than April 30, 2000. The $90 million non-recourse mortgage note payable has an interest rate of 8.33% and term of 10 years.

         Dispositions.  On March  28,  2000,  the  Company  sold  Laguna  Niguel
         -------------
Promenade, an approximately 154,000 square foot retail center located in Laguna Niguel, California for $ 26.7 million, which was approximately $6.4 million over the cost of the center. Including depreciation recapture of approximately $.8 million, the net gain on the sale was approximately $7.2 million. The net proceeds from the sale were placed in escrow pending a tax-deferred exchange by the Company.

         Executive Offices; Employees

         The Registrant's executive offices are located at 2500 Windy Ridge Parkway, Suite 1600, Atlanta, Georgia 30339-5683. At December 31, 1999, the Company employed approximately 430 people.

Item 2.     Properties
----------------------

Table of Major Properties

         The following tables set forth certain information relating to major office, retail and medical office properties, stand alone retail lease sites, and land held for investment and future development in which the Company has a 10% or greater ownership interest. All information presented is as of December 31, 1999, except leasing information which is as of March 15, 2000. Dollars are stated in thousands.


                                                                         Percentage
Description,               Year                               Rentable     Leased      Average
 Location               Development               Company's  Square Feet    as of       1999
    and                  Completed  Joint Venture Ownership   and Acres   March 15,   Economic
 Zip Code               or Acquired   Partner     Interest    as Noted      2000      Occupancy
-----------             ----------- ------------- ---------  ----------- ----------   ---------
Office
------
Inforum
  Atlanta, GA
  30303-1032               1999          N/A         100%      987,000      97%         79%
                                                           4 Acres (2)






101 Independence Center
  Charlotte, NC
  28246-1000               1996          N/A         100%      525,000      97%         97%
                                                               2 Acres



101 Second Street
  San Francisco, CA
  94105-3601                (5)     Myers Second     100%(6)   388,000    98%(5)        (5)
                                   Street Company               1 Acre
                                         LLC

One Second Street
  San Francisco, CA
  94105-3601                (5)       Myers Bay      100%(6)   374,000      (5)         (5)
                                  Area Company LLC              1 Acre
AT&T Wireless Services
  Headquarters
  Suburban Los Angeles, CA
  90703-8573               1999     CommonWealth     100%(6)   222,000     100%       29%(8)
                                    Pacific, LLC           9 Acres (7)

                                                                                 Adjusted
                                                                                 Cost and
                                                                                 Adjusted
                                                                                 Cost Less                  Debt
Description,                                                    Major           Depreciation               Maturity
 Location                 Major Tenants (lease)                Tenants'             and                      and
    and                    expiration/options                  Rentable         Amortization      Debt     Interest
 Zip Code                     expirations)                     Sq. Feet             (1)          Balance     Rate
-----------               ---------------------                --------         ------------     -------  ---------
Office
------
Inforum
  Atlanta, GA
  30303-1032              BellSouth Corporation (3)(2009)       277,744           $ 72,596       $     0          N/A
                          Georgia Lottery Corp. (2003/2013)     127,827           $ 69,327
                          Lockwood Greene Engineers, Inc.       122,860
                            (2002/2102)
                          Co Space Services, LLC                110,797
                            (2020/2025)
                          Sapient Corporation (2009/2019)        57,689
                          Turner Broadcasting (2006/2016)        50,724
101 Independence Center
  Charlotte, NC
  28246-1000              Bank of America (3)                   359,796           $ 75,439      $ 47,522      12/1/07
                            (2008/2028)(4)                                        $ 66,407                      8.22%
                          Robinson Bradshaw & Hinson,            82,218
                            P.A. (2004/2009)
                          Ernst & Young LLP (2001/2006)          45,060
101 Second Street
  San Francisco, CA
  94105-3601              Arthur Andersen LLP                   147,986           $ 85,175      $      0          N/A
                            (2009/2014)                                              (5)
                          Thelen, Reid & Priest                 120,629
                            (2012/2022)
One Second Street
  San Francisco, CA
  94105-3601                      (5)                             (5)             $ 22,375      $      0          N/A
                                                                                     (5)
AT&T Wireless Services
  Headquarters
  Suburban Los Angeles, CA
  90703-8573              AT&T Wireless Services                222,000           $ 51,603      $      0          N/A
                            (2014/2029)                                           $ 50,931



                                                                         Percentage
Description,               Year                               Rentable     Leased      Average
 Location               Development               Company's  Square Feet    as of       1999
    and                  Completed  Joint Venture Ownership   and Acres   March 15,   Economic
 Zip Code               or Acquired   Partner     Interest    as Noted      2000      Occupancy
-----------             ----------- ------------- ---------  ----------- ----------   ---------
Office (Continued)
------
Lakeshore Park Plaza
  Birmingham, AL
  35209-6719               1998     Daniel Realty    100%(6)   193,000      98%        100%
                                       Company                12 Acres
600 University Park Place
  Birmingham, AL
  35209-6774                (5)     Daniel Realty    100%(6)   123,000    69%(5)        (5)
                                      Company                 10 Acres
333 North Point Center East
  Suburban Atlanta, GA
  30022-8274               1998          N/A         100%      129,000     100%         97%
                                                               9 Acres
555 North Point Center East
  Suburban Atlanta, GA
  30022-8274                (5)          N/A         100%      152,000    79%(5)       (5)
                                                              10 Acres
615 Peachtree Street
  Atlanta, GA
  30308-2312               1996          N/A         100%      145,000      84%        66%
                                     2 Acres
333 John Carlyle
  Suburban Washington, D.C.
  22314-9998               1999          N/A         100%      153,000      87%       52%(10)
                                     1 Acre
1900 Duke Street
  Suburban Washington, D.C.
  22314-9998                (5)          N/A         100%       97,000      (5)         (5)
                                                                1 Acre
Wildwood Office Park:
  Atlanta, GA
   2300 Windy
   Ridge Parkway
   30339-5671              1987          IBM          50%      634,000      99%        100%
                                                              12 Acres




                                                                                 Adjusted
                                                                                 Cost and
                                                                                 Adjusted
                                                                                 Cost Less                  Debt
Description,                                                    Major           Depreciation               Maturity
 Location                 Major Tenants (lease)                Tenants'             and                      and
    and                    expiration/options                  Rentable         Amortization      Debt     Interest
 Zip Code                     expirations)                     Sq. Feet             (1)          Balance     Rate
-----------               ---------------------                --------         ------------     -------  ---------
Office (Continued)
------------------
Lakeshore Park Plaza
  Birmingham, AL
  35209-6719              Infinity Insurance (2005/2015)        95,459            $ 15,902       $ 10,683     11/1/08
                          TCI Southeast (2003/2008)             20,625            $ 15,267                      6.78%
600 University Park Place
  Birmingham, AL
  35209-6774              Southern Company, Inc. (3)            41,000 (5)        $ 16,884       $      0         N/A
                            (2005/2011)(5)                                           (5)
333 North Point Center East
  Suburban Atlanta, GA
  30022-8274              Alltel Telecom Information            48,559            $ 13,289       $      0         N/A
                          Services, Inc. (2003)                                   $ 11,909
                          J.C. Bradford (2005/2010)             22,222
555 North Point Center East
  Suburban Atlanta, GA
  30022-8274              Regus Business Centre                 89,688 (5)        $ 14,158       $      0         N/A
                            (2011/2016)(5)(9)                                        (5)
615 Peachtree Street
  Atlanta, GA
  30308-2312              Wachovia (3)(2001/2007)               50,073            $ 12,393       $      0         N/A
                                                                                  $ 10,614

333 John Carlyle
  Suburban Washington, D.C.
  22314-9998              A.T. Kearney (2009/2019)              94,115            $ 28,075       $      0         N/A
                                                                                  $ 27,521

1900 Duke Street
  Suburban Washington, D.C.
  22314-9998              American Society of Clinical          28,700 (5)        $  6,750       $      0         N/A
                            Oncology (2010/2015)(5)                                  (5)
Wildwood Office Park:
  Atlanta, GA
   2300 Windy
   Ridge Parkway
   30339-5671             IBM (2002/2012)                      240,430            $ 77,282       $ 65,611     12/1/05
                          Profit Recovery Group                 73,626            $ 50,472                      7.56%
                            (2005/2010)(11)
                          Manhattan Associates, LLC             63,296
                            (2002/2007)
                          Computer Associates                   62,445
                            (2005/2010)
                          Financial Services Corporation        56,932
                            (2006/2011)(11)
                          Chevron USA (2005)                    51,415



                                                                         Percentage
Description,               Year                               Rentable     Leased      Average
 Location               Development               Company's  Square Feet    as of       1999
    and                  Completed  Joint Venture Ownership   and Acres   March 15,   Economic
 Zip Code               or Acquired   Partner     Interest    as Noted      2000      Occupancy
-----------             ----------- ------------- ---------  ----------- ----------   ---------
Office (Continued)
------
   2500 Windy
   Ridge Parkway
   30339-5683              1985          IBM          50%      314,000     100%         95%
                                                               8 Acres



   3200 Windy
   Hill Road
   30339-5609              1991          IBM          50%      687,000     100%         90%
                                                              15 Acres



   4100 and 4300
   Wildwood Parkway
   30339-8400              1996          IBM          50%      250,000     100%        100%
                                                              13 Acres


   4200 Wildwood Parkway
   30339-8402              1997          IBM          50%      260,000     100%       90%(15)
                                     8 Acres

   3301 Windy Ridge
   Parkway
   30339-5685              1984          N/A         100%      106,000     100%        100%
                                                              10 Acres

   3100 Windy Hill
   Road
   30339-5605              1983          N/A         100%(16)  188,000     100%        100%
                                    13 Acres

Bank of America Plaza
  Atlanta, GA
  30308-2214               1992  Bank of America (3)  50%    1,260,000      99%         97%
                                                               4 Acres





                                                                                 Adjusted
                                                                                 Cost and
                                                                                 Adjusted
                                                                                 Cost Less                  Debt
Description,                                                    Major           Depreciation               Maturity
 Location                 Major Tenants (lease)                Tenants'             and                      and
    and                    expiration/options                  Rentable         Amortization      Debt     Interest
 Zip Code                     expirations)                     Sq. Feet             (1)          Balance     Rate
-----------               ---------------------                --------         ------------     -------  ---------
Office (Continued)
------------------
   2500 Windy
   Ridge Parkway
   30339-5683             Coca-Cola Enterprises Inc.            165,180           $ 29,931       $ 23,368     12/15/05
                            (2003/2008)                                           $ 18,270                       7.45%
                          Cousins Properties Incorporated        43,888
                            (2000)

   3200 Windy
   Hill Road
   30339-5609             IBM (2001/2011)(12)                   440,139           $ 84,464       $ 67,884       1/1/07
                          PriceWaterhouseCoopers                 69,108           $ 60,425                       8.23%
                            (2009/2014)
                          W.H. Smith Inc.                        41,858
                            (2002/2007)
   4100 and 4300
   Wildwood Parkway
   30339-8400             Georgia-Pacific                       250,000           $ 29,914       $ 28,783       4/1/12
                            Corporation (2012/2017)                               $  26,493                      7.65%
                            (13)(14)

   4200 Wildwood Parkway
   30339-8402             General Electric (3)(2014/2024)       260,000           $ 36,341       $ 43,534      3/31/14
                                                                                  $ 34,844                       6.78%
   3301 Windy Ridge
   Parkway
   30339-5685             Indus International, Inc.             106,000           $ 10,543       $      0          N/A
                            (2003/2008)                                           $  5,842

   3100 Windy Hill
   Road
   30339-5605             IBM (2006)                            188,000           $ 17,005 (16)  $      0          N/A
                                                                                  $ 14,965 (16)
Bank of America Plaza
  Atlanta, GA
  30308-2214              Bank of America (3)                   572,742           $222,436       $      0(18) N/A (18)
                            (2012/2042)                                           $170,422
                          Troutman Sanders                      224,181
                            (2007/2017)
                          Ernst & Young LLP                     211,211
                            (2007/2017)(17)
                          Hunton & Williams                      93,489
                            (2004/2009)
                          Paul Hastings (2012/2017)(17)          92,224




                                                                         Percentage
Description,               Year                               Rentable     Leased      Average
 Location               Development               Company's  Square Feet    as of       1999
    and                  Completed  Joint Venture Ownership   and Acres   March 15,   Economic
 Zip Code               or Acquired   Partner     Interest    as Noted      2000      Occupancy
-----------             ----------- ------------- ---------  ----------- ----------   ---------
Office (Continued)
------
Gateway Village
  Charlotte, NC
  28202-1125                (5)  Bank of America (3)  50%    1,076,000     100%         (5)
                                                               8 Acres


The Pinnacle
  Atlanta, GA
  30326-1234               1999         LORET         50%      423,000      97%       69%(19)
                                 Holdings, L.L.L.P.            4 Acres

Two Live Oak Center
  Atlanta, GA
  30326-1234               1997         LORET         50%      278,000      99%         98%
                                 Holdings, L.L.L.P.            2 Acres


1155 Perimeter Center West
  Atlanta, GA
  30338-5416                (5)   J. P. Morgan (3)    50%      361,000    66% (5)       (5)
                                                               6 Acres
Ten Peachtree Place
  Atlanta, GA
  30309-3814               1991     Coca-Cola (3)     50%(6)   259,000     100%        100%
                                     5 Acres
John Marshall-II
  Suburban Washington, D.C.
  22102-3802               1996  CarrAmerica Realty   50%      224,000     100%        100%
                                   Corporation (3)             3 Acres

First Union Tower
  Greensboro, NC
  27401-2167               1990      Prudential    11.50%(6)   320,000      90%         95%
                                                                1 Acre



                                                                                 Adjusted
                                                                                 Cost and
                                                                                 Adjusted
                                                                                 Cost Less                  Debt
Description,                                                    Major           Depreciation               Maturity
 Location                 Major Tenants (lease)                Tenants'             and                      and
    and                    expiration/options                  Rentable         Amortization      Debt     Interest
 Zip Code                     expirations)                     Sq. Feet             (1)          Balance     Rate
-----------               ---------------------                --------         ------------     -------  ---------
Office (Continued)
------------------
Gateway Village
  Charlotte, NC
  28202-1125              Bank of America (2015/2035)(5)        1,076,000         $ 86,652       $ 57,008       1/2/02
                                                                                                    (5)          LIBOR
                                                                                                          (as defined)
                                                                                                                 +.50%

The Pinnacle
  Atlanta, GA
  30326-1234              Merrill Lynch (2010/2011)                72,866         $ 90,128       $ 70,000     12/31/09
                          A.T. Kearney (2009/2019)                 47,866         $ 87,172                       7.11%
                          PaineWebber (2013/2018)(13)              47,631

Two Live Oak Center
  Atlanta, GA
  30326-1234              IMS Health Incorporated                  75,484         $ 48,430       $ 29,492     12/31/09
                            (2007/2017)                                           $ 43,117                       7.90%
                          Chubb & Son, Inc. (3)                    48,520
                            (2007/2017)

1155 Perimeter Center West
  Atlanta, GA
  30338-5416              Southern Energy, Inc.                   236,606         $ 33,880       $      0          N/A
                            (2010/2015)                                              (5)

Ten Peachtree Place
  Atlanta, GA
  30309-3814              Coca-Cola (3)(2001/2006)                259,000         $ 22,902       $ 17,456  11/30/01(20)
                                                                                  $ 18,590                        8.00%
John Marshall-II
  Suburban Washington, D.C.
  22102-3802              Booz-Allen & Hamilton                   224,000         $ 29,212       $ 23,307        4/1/13
                            (2011/2016)                                           $ 24,978                        7.00%

First Union Tower
  Greensboro, NC
  27401-2167              Smith Helms Mullis &                     70,360         $ 53,155       $      0           N/A
                            Moore (2010/2015)                                     $ 44,999
                          First Union Bank (3)                     62,622
                            (2009/2019)





                                                                         Percentage
Description,               Year                               Rentable     Leased      Average
 Location               Development               Company's  Square Feet    as of       1999
    and                  Completed  Joint Venture Ownership   and Acres   March 15,   Economic
 Zip Code               or Acquired   Partner     Interest    as Noted      2000      Occupancy
-----------             ----------- ------------- ---------  ----------- ----------   ---------
Office (Continued)
------

100 North Point Center East
  Suburban Atlanta, GA
  30022-4885               1995      Prudential    11.50%(6)   128,000     100%        100%
                                                               7 Acres



200 North Point Center East
   Suburban Atlanta, GA

   30022-4885              1996      Prudential    11.50%(6)   130,000     100%        100%
                                                               9 Acres



Grandview II
  Birmingham, AL
  35243-1930               1998      Prudential    11.50%(6)   149,000     100%         97%
                                                               8 Acres

Retail Centers
--------------
Colonial Plaza MarketCenter
  Orlando, FL
  32803-5029               1996          N/A         100%      480,000      96%         93%
                                                              49 Acres













                                                                                 Adjusted
                                                                                 Cost and
                                                                                 Adjusted
                                                                                 Cost Less                       Debt
Description,                                                    Major           Depreciation                    Maturity
 Location                 Major Tenants (lease)                Tenants'             and                           and
    and                    expiration/options                  Rentable         Amortization         Debt       Interest
 Zip Code                     expirations)                     Sq. Feet             (1)             Balance       Rate
-----------               ---------------------                --------         ------------        -------     ---------
Office (Continued)
------------------
100 North Point Center East
  Suburban Atlanta, GA
  30022-4885              Schweitzer-Mauduit                    39,739            $ 24,327       $ 12,089(21)    8/1/07
                            International, Inc.                                   $ 21,112                        7.86%
                            (2001/2007)
                          Green Tree Financial                  21,914
                            (2006/2011)(13)

200 North Point Center East
   Suburban Atlanta, GA
   30022-4885             Alltel Telecom Information            60,029            $ 21,716       $ 12,089(21)   8/1/07
                            Services, Inc. (2000/2001)                            $ 19,114                       7.86%
                          Motorola, Inc. (2001/2011)            26,897
                          APAC Teleservices, Inc.               22,409
                            (2004/2009)

Grandview II
  Birmingham, AL
  35243-1930              Protective Life (2005/2011)(22)       65,164            $ 23,094       $      0         N/A
                          Daniel Realty Company (2008)          23,440            $ 21,460

Retail Centers
--------------
Colonial Plaza MarketCenter
  Orlando, FL
  32803-5029              Circuit City (2017/2037)              43,936            $ 41,578      $       0         N/A
                          Rhodes (2012/2027)                    42,376            $ 36,946
                          Babies "R" Us (2006/2021)             40,000
                          Stein Mart, Inc. (2006/2026)          36,000
                          Barnes & Noble Superstores, Inc.      35,131
                            (2012/2022)
                          Linens `N Things                      35,000
                            (2012/2027)
                          Marshalls (2012/2027)                 30,400
                          Ross Stores (2007/2022)               28,000
                          Staples (2015/2030)                   26,781
                          Just For Feet, Inc. (2012/2027)(23)   26,667
                          Gap's Old Navy Store                  17,920
                            (2002/2012)










                                                                         Percentage
Description,               Year                               Rentable     Leased      Average
 Location               Development               Company's  Square Feet    as of       1999
    and                  Completed  Joint Venture Ownership   and Acres   March 15,   Economic
 Zip Code               or Acquired   Partner     Interest    as Noted      2000      Occupancy
-----------             ----------- ------------- ---------  ----------- ----------   ---------
Retail Centers (Continued)
--------------------------
Presidential MarketCenter
  Suburban
   Atlanta, GA
   30278-2149            1994/1996       N/A         100% 493,000 (24)   89% (24)    92% (24)
                                                              66 acres    overall       of
                                                              of which   86% (24)     Company
                                                          376,000 (24)  of Company     owned
                                                          and 49 acres     owned
                                                             are owned
                                                                by the
                                                               Company

The Avenue of the Peninsula
  Rolling Hills Estates, CA
  90274-3664                (5)          N/A         100%      374,000    61%(5)        (5)
                                                              14 Acres




Perimeter Expo
  Atlanta, GA
  30338-1519               1993          N/A         100%      291,000     100%        100%
                                                              19 acres    overall       of
                                                              of which    100% of     Company
                                                           176,000 and    Company      owned
                                                          10 acres are     owned
                                                              owned by
                                                           the Company

The Avenue East Cobb
  Suburban Atlanta, GA
  30062-8197               1999          N/A         100%      225,000    94%(5)      25%(26)
                                                              30 Acres





The Avenue Peachtree City
  Suburban Atlanta, GA
  30269-9999                (5)          N/A         100%      168,000      (5)         (5)
                                    18 Acres


                                                                                 Adjusted
                                                                                 Cost and
                                                                                 Adjusted
                                                                                 Cost Less                       Debt
Description,                                                    Major           Depreciation                    Maturity
 Location                 Major Tenants (lease)                Tenants'             and                           and
    and                    expiration/options                  Rentable         Amortization         Debt       Interest
 Zip Code                     expirations)                     Sq. Feet             (1)             Balance       Rate
-----------               ---------------------                --------         ------------        -------     ---------
Retail Centers (Continued)
--------------------------
Presidential MarketCenter
  Suburban
   Atlanta, GA
   30278-2149             Target (25)                            N/A              $ 25,957       $      0          N/A
                          Publix Super Market                   56,146            $ 22,828
                           (2019/2044)
                          Carmike Cinemas (3)(2023/2033)        44,565
                          Bed, Bath & Beyond (2008/2024)        35,127
                          T.J. Maxx (2004/2014)                 32,000
                          Office Depot, Inc.                    31,628
                            (2011/2026)
                          Marshalls (2010/2025)                 30,000

The Avenue of the Peninsula
  Rolling Hills Estates, CA
  90274-3664             Regal Cinema (2015/2030)               56,815            $ 65,672      $       0         N/A
                         Saks & Company (2019/2055)             42,404
                         Ice Chalet (2001)                      14,068
                         Restoration Hardware (2010/2020)       11,000
                         Banana Republic (3)(2005/2015)          9,705
                         Gap (2005/2015)                         9,000

Perimeter Expo
  Atlanta, GA
  30338-1519             The Home Depot Expo (25)                N/A              $ 19,756      $ 20,613      8/15/05
                         Marshalls (2014/2029)                  36,598            $ 17,304                      8.04%
                         Best Buy (2014/2029)                   36,000
                         Linens `N Things (2014/2024)           30,351
                         Office Max (2013/2033)                 23,500
                         The Sport Shoe (2004/2014)             14,348
                         Gap's Old Navy Store                   13,939
                          (2002/2012)

The Avenue East Cobb
  Suburban Atlanta, GA
  30062-8197             Borders, Inc. (2015/2030)              24,882            $ 35,682      $      0          N/A
                         Bed, Bath & Beyond (2010/2025)         21,007            $ 35,126
                         Gap (2005/2015)                        19,434
                         Talbot's (2010/2020)                   12,905
                         Pottery Barn (3)(2006/2012)            10,000
                         Banana Republic (3)(2005/2015)          8,009

The Avenue Peachtree City
  Suburban Atlanta, GA
  30269-9999                        (5)                           (5)                (5)        $      0          N/A
                                    18 Acres




                                                                         Percentage
Description,               Year                               Rentable     Leased      Average
 Location               Development               Company's  Square Feet    as of       1999
    and                  Completed  Joint Venture Ownership   and Acres   March 15,   Economic
 Zip Code               or Acquired   Partner     Interest    as Noted      2000      Occupancy
-----------             ----------- ------------- ---------  ----------- ----------   ---------
Retail Centers (Continued)
--------------------------
Laguna Niguel Promenade
  Laguna Niguel, CA
  92677-3920 (27)          1998          N/A         100%      154,000      94%         93%
                                                              13 Acres


Salem Road Station
  Suburban Atlanta, GA
  30016-9999                (5)          N/A         100%       67,000    68%(5)        (5)
                                                              13 Acres

Mira Mesa MarketCenter
  Suburban San Diego, CA
  92126-9999                (5)      Prudential 88.50%(6)      453,000    87%(5)        (5)
                                                              40 Acres




The Shops at World Golf Village
  St. Augustine, FL
  32092-2724               1999   W.C. Bradley Co.    50%       80,000      60%         48%
                                                               3 Acres

North Point MarketCenter
  Suburban Atlanta, GA
  30202-4889             1994/1995   Prudential    11.50%(6)   517,000      98%        100%
                                                         60 Acres (28)
                                                              of which
                                                            401,000 and
                                                          49 acres are
                                                              owned by
                                                           the Venture







                                                                                 Adjusted
                                                                                 Cost and
                                                                                 Adjusted
                                                                                 Cost Less                       Debt
Description,                                                    Major           Depreciation                    Maturity
 Location                 Major Tenants (lease)                Tenants'             and                           and
    and                    expiration/options                  Rentable         Amortization         Debt       Interest
 Zip Code                     expirations)                     Sq. Feet             (1)             Balance       Rate
-----------               ---------------------                --------         ------------        -------     ---------
Retail Centers (Continued)
--------------------------
Laguna Niguel Promenade
  Laguna Niguel, CA
  92677-3920 (27)         Orchard's Supply Hardware (3)          63,811           $ 19,091       $       0            N/A
                            (2018/2033)                                           $ 18,394
                          Ralph's Grocery Company                51,028
                            (2018/2043)

Salem Road Station
  Suburban Atlanta, GA
  30016-9999              Publix Super Market                    44,270(5)           (5)         $       0            N/A
                            (2020/2040)(5)

Mira Mesa MarketCenter
  Suburban San Diego, CA
  92126-9999              Home Depot (2020/2045)(5)             105,764(5)        $ 28,977       $      0             N/A
                          Edwards Theaters (2020/2035)(5)        94,041(5)           (5)
                          Albertsons (2020/2060)(5)              55,489(5)
                          Ross (2010/2025)(5)                    30,187(5)
                          Barnes & Noble Superstores, Inc.       26,566(5)
                            (2015/2030)(5)

The Shops at World Golf Village
  St. Augustine, FL
  32092-2724             Bradley Specialty Retailing,             31,044          $ 10,773       $      0             N/A
                           Inc. (2013/2023)                                       $ 10,578

North Point MarketCenter
  Suburban Atlanta, GA
  30202-4889             Target (25)                               N/A            $ 56,787       $ 28,138          7/15/05
                         Babies "R" Us (2011/2031)                50,275          $ 53,853                           8.50%
                         Media Play (2010/2025)                   48,884
                         Marshalls (2010/2025)                    40,000
                         Rhodes (2011/2021)                       40,000
                         Linens `N Things                         35,000
                           (2005/2025)
                         United Artists (2014/2034)               34,733
                         Circuit City (2015/2030)                 33,420
                         PETsMART (2009/2029)                     25,465
                         Gap's Old Navy Store                     20,000
                           (2001/2011)








                                                                         Percentage
Description,               Year                               Rentable     Leased      Average
 Location               Development               Company's  Square Feet    as of       1999
    and                  Completed  Joint Venture Ownership   and Acres   March 15,   Economic
 Zip Code               or Acquired   Partner     Interest    as Noted      2000      Occupancy
-----------             ----------- ------------- ---------  ----------- ----------   ---------
Retail Centers (Continued)
--------------------------
Greenbrier MarketCenter
  Chesapeake, VA
  23327-2840               1996      Prudential    11.50%(6)   493,000     100%         96%
                                                              44 Acres












Los Altos MarketCenter
  Long Beach, CA
  90815-3126               1996      Prudential    11.50%(6)   258,000     100%        100%
                                                           19 Acres of
                                                         which 157,000
                                                          and 17 Acres
                                                          are owned by
                                                           the Venture
Mansell Crossing Phase II
  Suburban Atlanta, GA
  30202-4822               1996      Prudential    11.50%(6)   103,000     100%        100%
                                                              13 Acres




Medical Office
--------------
Northside/Alpharetta I
  Atlanta, GA
  30005-3707               1998          N/A         100%      106,000     100%        100%
                                                           1 Acre (29)

Northside/Alpharetta II
  Atlanta, GA
  30005-3707               1999          N/A         100%      198,000    63%(5)      14%(30)
                                                          2 Acres (29)


                                                                                 Adjusted
                                                                                 Cost and
                                                                                 Adjusted
                                                                                 Cost Less                       Debt
Description,                                                    Major           Depreciation                    Maturity
 Location                 Major Tenants (lease)                Tenants'             and                           and
    and                    expiration/options                  Rentable         Amortization         Debt       Interest
 Zip Code                     expirations)                     Sq. Feet             (1)             Balance       Rate
-----------               ---------------------                --------         ------------        -------     ---------
Retail Centers (Continued)
--------------------------
Greenbrier MarketCenter
  Chesapeake, VA
  23327-2840              Target (2016/2046)                    117,220           $ 51,208       $      0           N/A
                          Harris Teeter, Inc.                    51,806           $ 49,027
                            (2016/2036)
                          Best Buy (2015/2030)                   45,106
                          Bed, Bath & Beyond                     40,484
                            (2012/2027)
                          Babies "R" Us (2006/2021)              40,000
                          Stein Mart, Inc. (2006/2026)           36,000
                          Barnes & Noble Superstores,            29,974
                            Inc. (2011/2026)
                          PETsMART (2011/2031)                   26,040
                          Office Max (2011/2026)                 23,484
                          Gap's Old Navy Store                   14,000
                           (2002/2012)

Los Altos MarketCenter
  Long Beach, CA
  90815-3126              Sears (25)                              N/A             $ 32,806       $      0          N/A
                          Circuit City (3)(2017/2037)            38,541           $ 31,493
                          Borders, Inc. (2017/2037)              30,000
                          Bristol Farms (3)(2012/2032)           28,200
                          CompUSA, Inc. (2011/2021)              25,620
                          Sav-on Drugs (3)(2016/2026)            16,914

Mansell Crossing Phase II
  Suburban Atlanta, GA

  30202-4822              Bed Bath & Beyond                      40,787           $ 12,350       $      0         N/A
                            (2012/2027)                                           $ 11,897
                          Goody's Family Clothing,               32,144
                            Inc. (2009/2027)
                          Rooms To Go (2016/2036)                21,000

Medical Office
--------------
Northside/Alpharetta I
  Atlanta, GA
  30005-3707              Northside Hospital (3)(2013)           37,387           $ 15,577       $ 10,401       1/1/06
                                                                                  $ 14,619                       7.70%
Northside/Alpharetta II
  Atlanta, GA
  30005-3707              Northside Hospital (3)(2019)           63,321           $ 15,997       $      0          N/A
                                                                                  $ 15,896



                                                                         Percentage
Description,               Year                               Rentable     Leased      Average
 Location               Development               Company's  Square Feet    as of       1999
    and                  Completed  Joint Venture Ownership   and Acres   March 15,   Economic
 Zip Code               or Acquired   Partner     Interest    as Noted      2000      Occupancy
-----------             ----------- ------------- ---------  ----------- ----------   ---------
Medical Office (Continued)
--------------------------
Meridian Mark Plaza
  Atlanta, GA
  30342-1613               1999          N/A         100%      159,000      94%       65%(31)
                                                               3 Acres



AtheroGenics
  Suburban Atlanta, GA
  30004-2148               1999          N/A         100%       50,000     100%       83%(32)
                                     4 Acres

Crawford Long Medical
  Office Building
  Atlanta, GA
  30308-9999               (33)   Emory University    50%      408,000     (33)        (33)
                                      (34)

Presbyterian Medical Plaza
  at University
  Charlotte, NC
  28233-3549               1997      Prudential    11.50%(6)    69,000     100%        100%
                                                           1 Acre (35)

Stand Alone Retail Sites Adjacent to Company's Office and Retail Projects
-------------------------------------------------------------------------
Wildwood Office Park
  Suburban Atlanta, GA
  30339-5671             1985-1993       IBM          50%     14 Acres     100%        100%


North Point
  Suburban Atlanta, GA
  30202-4885               1993          N/A         100%     24 Acres     100%        100%


                                                                                 Adjusted
                                                                                 Cost and
                                                                                 Adjusted
                                                                                 Cost Less                       Debt
Description,                                                    Major           Depreciation                    Maturity
 Location                 Major Tenants (lease)                Tenants'             and                           and
    and                    expiration/options                  Rentable         Amortization         Debt       Interest
 Zip Code                     expirations)                     Sq. Feet             (1)             Balance       Rate
-----------               ---------------------                --------         ------------        -------     ---------
 Medical Office (Continued)
---------------------------
Meridian Mark Plaza
  Atlanta, GA
  30342-1613              Northside Hospital (3)                 39,071           $ 23,357       $      0        N/A
                            (2013/2023)                                           $ 22,936
                          Scottish Rite Hospital for             22,035
                            Crippled Children, Inc.
                            (2003/2008)

AtheroGenics
  Suburban Atlanta, GA
  30004-2148              AtheroGenics (2019/2029)               50,000           $  7,316      $       0        N/A
                                                                                  $  7,011

Crawford Long Medical
  Office Building
  Atlanta, GA
  30308-9999                     (33)                             (33)               (33)       $       0        N/A


Presbyterian Medical Plaza
  at University
  Charlotte, NC
  28233-3549              Novant Health, Inc.                    63,862           $  8,600      $       0       N/A
                            (2012/2027)(36)                                       $  8,132

Stand Alone Retail Sites Adjacent to Company's Office and Retail Projects
-------------------------------------------------------------------------
Wildwood Office Park
  Suburban Atlanta, GA
  30339-5671                     N/A                               N/A            $  8,723      $       0       N/A
                                                                                  $  7,158

North Point
  Suburban Atlanta, GA
  30202-4885                      N/A                              N/A            $  3,716      $       0       N/A
                                                                                  $  3,591

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

 (2) Approximately .18 acres of the total 4 acres of land at Inforum is under a ground lease expiring 2068.
 (3)  Actual tenant or venture partner is affiliate of entity shown.
 (4) 103,656 square feet of this lease of 101 Independence Center expires in November 2000. The renewal of this lease is currently being negotiated.
 (5) Project was under construction, redevelopment and/or lease-up as of December 31, 1999. In certain situations, lease expiration dates are based upon estimated commencement dates and square footage is estimated.
 (6) See "Major Properties" - "Ten Peachtree Place," "Cousins/Daniel, LLC," "CommonWealth/Cousins I, LLC ," "CP Venture Two LLC," "CP Venture Two LLC and CP Venture Three LLC," "101 Second Street" and "One Second Street" where these ventures' preferences and terms are discussed.
 (7) AT&T Wireless Services Headquarters is located on 9 acres which are subject to a ground lease expiring in 2034, with an option to renew through 2087.
 (8)  AT&T  Wireless  Services  Headquarters  became  partially  operational  in
      September 1999 and fully operational in October 1999. Thus, economic occupancy for AT&T Wireless Services Headquarters does not include a full year of operations.
 (9) 44,844 square feet of this lease at 555 North Point Center East expires in 2009, with an option to extend the lease to 2014.
(10) 333 John Carlyle became partially operational in May 1999. Thus, economic occupancy for 333 John Carlyle does not include a full year of operations.
(11) 11,050 square feet of the Profit Recovery Group lease of 2300 Windy Ridge Parkway expires in 2002 and 1,556 square feet of the Financial Services Corporation lease of 2300 Windy Ridge Parkway expires in 2001.
(12) 119,544 square feet of this lease of 3200 Windy Hill Road expires in 2001, and the balance expires in 2006.
(13) Georgia-Pacific Corporation, PaineWebber and Green Tree Financial have the right to terminate their leases in 2007, 2008 and 2001, respectively, upon payment of significant cancellation penalties.
(14) Georgia-Pacific Corporation has the option to purchase the building on its lease expiration date for a price of $33,750,000.
(15) 4200 Wildwood Parkway became partially operational in June 1998 and fully operational in April 1999. Thus economic occupancy for 4200 Wildwood Parkway does not include a full year of operations.
(16) See "Major Properties" - "Wildwood Office Park" where the accounting for the 3100 Windy Hill Road Building is discussed.
(17) Ernst & Young LLP has a cancellation right on 23,036 square feet of this lease of Bank of America Plaza in 2003, if notice is received in 2002, and Paul Hastings has a cancellation right on 12,812 square feet and 20,574 square feet in 2005 and 2006, respectively.
(18) See "Major Properties" - "Bank of America Plaza" where debt on Bank of America Plaza is discussed.
(19) The Pinnacle became partially operational in November 1998 and remained so during a portion of 1999. Thus, economic occupancy for The Pinnacle does not include a full year of operations.
(20) Maturity of the Ten Peachtree Place mortgage debt is extendible to December 31, 2008. Rate becomes floating after November 30, 2001.
(21) 100 North Point Center East and 200 North Point Center East were financed together with one non-recourse mortgage note payable. For purposes of this schedule the total debt has been allocated 50% to each building.
(22) Protective Life has the right to cancel 13,052 square feet of this lease of Grandview II in 2003.
(23) Just For Feet, Inc. was acquired by Foot Star, Inc.subsequent to year-end but its stores will continue to operate under the Just For Feet name.
(24) Includes 22,000 square feet not yet constructed as of March 15, 2000 which was excluded from the calculation of percentage leased and average 1999 economic occupancy.
(25)  This anchor tenant owns its own space.
(26) The Avenue East Cobb became partially operational in September 1999. Thus, economic occupancy for The Avenue East Cobb does not include a full year of operations.
(27) Laguna Niguel Promenade was sold on March 28, 2000. See "Major Properties-Other Retail Properties" where the sale is discussed.
(28) North Point MarketCenter includes approximately 4 outparcels which are ground leased to freestanding users.
(29) Northside/Alpharetta I and II are located on 1 acre and 2 acres subject to ground leases, which expire in 2058 and 2060, respectively.
(30) Northside/Alpharetta II became partially operational in September 1999. Thus, economic occupancy for Northside/Alpharetta II does not include a full year of operations.
(31) Meridian Mark Plaza became partially operational in April 1999. Thus, economic occupancy for Meridian Mark Plaza does not include a full year of operations.
(32) The AtheroGenics building became fully operational in March 1999. Thus, economic occupancy for AtheroGenics does not include a full year of operations.
(33) This project is in a stage of predevelopment, is not yet under construction, and may not go forward if all criteria for proceeding with development are not satisfied.
(34) The Crawford Long Medical Office Building will be developed on top of a building within the rawford Long Hospital campus. The Company has received a fee simple interest in the air rights above this building in order to develop the medical office building.
(35) Presbyterian Medical Plaza at University is located on 1 acre which is subject to a ground lease expiring in 2057.
(36) Novant Health, Inc. has the option to renew 23,359 rentable square feet through 2027 of this lease of Presbyterian Medical Plaza at University, with the option to renew the balance through 2022.

Land Held for Investment and Future Development (excluding Retail Outparcels)

                                                                Developable                      Company's
                                                                 Land Area      Joint Venture    Ownership    Adjusted     Debt
Description, Location and Zoned Use           Year Acquired      (Acres)(1)        Partner        Interest      Cost     Balances
-----------------------------------           -------------     -----------     -------------    ---------    --------   --------



Wildwood Office Park
  Suburban Atlanta, Georgia
   Office and Commercial                       1971-1987           146               N/A           100%      $ 7,157      $  0
   Office and Commercial                       1971-1982            34               IBM            50%      $10,082(2)   $  0

North Point Land
  (Georgia Highway 400 & Haynes Bridge Road)       (3)
  Suburban Atlanta, Georgia
    Office and Commercial - East               1970-1985            13               N/A           100%      $ 1,020      $  0
    Office and Commercial - West               1970-1985           217               N/A           100%      $ 4,535      $  0

Temco Associates
  (Paulding County)
  Suburban Atlanta, Georgia                       1991             (5)          Temple-Inland       50%      $ 6,464(5)   $  0
                                                                                   Inc. (4)

(1)  Based upon management's estimates.
(2) For the portion of the Wildwood Office Park land owned by a joint venture, the cost shown is what the cost would be if the venture's land cost were adjusted downward to the Company's lower basis in the land it contributed to the venture. The adjusted cost excludes building predevelopment costs, net, of $1,113,000.
(3)  The North Point  property is located both east and west of Georgia  Highway
     400. Development had been mainly concentrated on the land located east of Georgia Highway 400, until July 1998 when the Company commenced construction of the first building, AtheroGenics, on the west side. The land located east of Georgia Highway 400 surrounds North Point Mall, a 1.3 million square foot regional mall on a 100 acre site which the Company sold in 1988.
(4)  Joint venture partner is an affiliate of the entity shown.
(5) Temco Associates has an option through March 2006, with no carrying costs, to acquire the fee simple interest in approximately 10,300 acres in Paulding County, Georgia (northwest of Atlanta, Georgia). The partnership also has an option to acquire interests in a timber rights only lease covering approximately 22,000 acres. This option also expires in March 2006, with the underlying lease expiring in 2025. The options may be exercised in whole or in part over the option period and the option price on the fee simple land is $929 per acre on January 1, 2000, escalating at 6% on January 1 of each succeeding year during the term of the option. During 1999, approximately 640 acres of the option related to the fee simple interest was exercised. Approximately 466 acres were simultaneously sold for gross profits of $2,458,000. Approximately 174 acres were acquired for development of the Bentwater residential community. Approximately 1,750 lots will be developed ithin Bentwater on an approximate total of 1,083 acres, the remainder of which will be acquired as needed through exercises of the option related to the fee simple interest. During 1998, approximately 328 acres of the option related to the fee simple interest was exercised. Approximately 83 acres were simultaneously sold for gross profits of approximately $192,000. The Cobb County, Georgia YMCA had a three year option to purchase approximately 38 acres out of the options exercised in 1998, which they exercised in December 1999. The remaining acreage (approximately 207 acres) was deeded in early 1999 to a golf course developer who is developing the golf course within Bentwater. None of the option was exercised in 1997.

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

Wildwood Office Park
--------------------
         Wildwood Office Park is a 285 acre Class A commercial development in Atlanta master planned by I.M. Pei, including 8 office buildings containing 2,439,000 rentable square feet. The property is zoned for office, institutional, commercial and residential use. Approximately 105 acres in the park are owned by, or committed to be contributed to, Wildwood Associates (see below), including approximately 34 acres of land held for future development. The
Company owns 100% of the 146 acre balance of the land available for future development.

         Located in Atlanta's northwest commercial district, just north of the Interstate 285/Interstate 75 intersection, Wildwood features convenient access to all of Atlanta's major office, commercial and residential districts. The Wildwood complex overlooks the Chattahoochee River and borders 1,200 acres of national forest, thus providing an urban office facility in a forest setting.

         Wildwood Associates. Wildwood Associates is a joint venture formed in 1985 between the Company and IBM. The Company and IBM each have a 50% interest in Wildwood Associates. At December 31, 1999, the Company's investment in Wildwood Associates and a related partnership, which included the cost of the land the Company is committed to contribute to Wildwood Associates, was a negative investment of approximately $36,900,000 due to partnership distributions.

         Wildwood  Associates  owns the 3200 Windy Hill Road  Building  (687,000 rentable square feet), the 2300 Windy Ridge Parkway Building (634,000 rentable square feet), the 2500 Windy Ridge Parkway Building (314,000 rentable square feet), the 4100 and 4300 Wildwood Parkway Buildings (250,000 rentable square feet in total) and the 4200 Wildwood Parkway Building (260,000 rentable square feet). As of March 15, 2000, these buildings were all 100% leased, with the exception of the 2300 Windy Ridge Parkway Building which was 99% leased. Wildwood Associates also owns 14 acres leased to two banking facilities and five restaurants.

         Wildwood Associates has a $2 million bank line of credit (the Company severally guarantees one-half) under which $0 was drawn as of December 31, 1999.

         Other Buildings in Wildwood Office Park. Wildwood Office Park also contains the 3301 Windy Ridge Parkway Building, a 106,000 rentable square foot office building located on approximately 10 acres which is wholly owned by the Company. The 3301 Windy Ridge Parkway Building was 100% leased as of March 15, 2000.

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

North Point
-----------

         North Point is a mixed-use commercial development located in north central suburban Atlanta, Georgia, off of Georgia Highway 400, a six lane state highway that runs from downtown Atlanta to the northern Atlanta suburbs. The Company owns either directly or through a joint venture approximately 134 and
221 acres located on the east and west sides of Georgia Highway 400, respectively. Development had been mainly concentrated on the land located east of Georgia Highway 400 until July 1998 when the Company commenced construction of the first building, AtheroGenics, on the west side. Planning and infrastructure work has also begun for additional development on the west side property. The east side land surrounds North Point Mall, a 1.3 million square foot regional mall on a 100-acre site which the Company sold in 1988. The following describes the various components of North Point.

         North Point MarketCenter and Mansell Crossing Phase II. North Point MarketCenter, which is 98% leased as of March 15, 2000, is a 517,000 square foot retail power center (of which 401,000 square feet are owned by Cousins) located adjacent to North Point Mall. Mansell Crossing Phase II, which was 100% leased as of March 15, 2000, is an approximately 103,000 square foot expansion of an existing retail power center, previously developed by the Company for a third party. These two centers are located on 49 and 13 acres of land, respectively, at North Point. Both of these properties were contributed to the Prudential venture in November 1998 (see Note 5).

         North Point Center East. The Company owns either directly or indirectly through a joint venture four Class A office buildings located adjacent to North Point Mall and the retail properties discussed above. 100 North Point Center East, 200 North Point Center East and 333 North Point Center East which were completed in 1995, 1996 and 1998, are 128,000, 130,000 and 129,000 rentable square feet, respectively. Construction commenced in May 1998 on the fourth office building, 555 North Point Center East, a 152,000 rentable square foot building also adjacent to the other buildings. These four office buildings are located on 35 acres of land at North Point and 100, 200 and 333 North Point Center East were all 100% leased as of March 15, 2000 and 555 North Point Center East was 79% leased as of March 15, 2000. 100 and 200 North Point Center East were contributed to the Prudential venture in November 1998 (see Note 5).

         AtheroGenics. In July 1998, the Company commenced construction of AtheroGenics, an approximately 50,000 rentable square foot office and laboratory building. This building is located on a 4 acre site on the west side of Georgia Highway 400. AtheroGenics is 100% leased as of March 15, 2000 and became fully operational for financial reporting purposes in March 1999.

         Other North Point Property. Approximately 24 acres of the North Point land are ground leased in 1 to 5 acre sites to freestanding users. These 24 acres were 100% leased as of March 15, 2000.

         The remaining approximately 230 developable acres at North Point are 100% owned by the Company. Approximately 13 acres of this land are located on the east side of Georgia Highway 400 and are zoned for office use. Approximately 217 acres of the land are located on the west side of Georgia Highway 400 and are zoned for office, institutional and light industrial use.

Other Office Properties
------------------------

         Bank of America Plaza. Bank of America Plaza is a Class A, 55-story, approximately 1.3 million rentable square foot office tower designed by Kevin Roche and is located on approximately 4 acres of land between the midtown and downtown districts of Atlanta, Georgia. The building, which was completed in 1992, was 99% leased as of March 15, 2000. An affiliate of Bank of America leases approximately 45% of the rentable square feet. Bank of America Plaza was developed by CSC Associates, L.P. ("CSC"), a joint venture formed by the Company and a wholly owned subsidiary of Bank of America, each as 50% partners.

         CSC's net income or loss and cash distributions are allocated to the partners based on their percentage interests (50% each). At December 31, 1999, the Company's investment in CSC was approximately $94,347,000.

         Cousins LORET Venture, L.L.C.("Cousins LORET"). Effective July 31, 1997, Cousins LORET was formed between the Company and LORET Holdings, L.L.L.P. ("LORET"), each as 50% members. LORET contributed Two Live Oak Center, a 278,000 rentable square foot office building located in Atlanta, Georgia, which was renovated in 1997, and was 99% leased as of March 15, 2000. Two Live Oak Center was contributed subject to a 7.90% $30 million non-recourse ten year mortgage note payable. LORET also contributed an adjacent 4 acre site on which construction of The Pinnacle, a 423,000 rentable square foot Class A office building, commenced in August 1997 and was completed in November 1998. The Pinnacle became partially operational for financial reporting purposes in March 1999 and as of March 15, 2000 was 97% leased. In May 1998, Cousins LORET completed the $70 million non-recourse financing of The Pinnacle at an interest rate of 7.11% and a term of twelve years. This financing was completely funded on December 30, 1998. The Company contributed $25 million of cash to Cousins
LORET to match the value of LORET's agreed-upon equity. At December 31, 1999, the Company had an investment in Cousins LORET of approximately $16,222,000.

         Ten Peachtree Place. Ten Peachtree Place is a 20-story, 259,000 rentable square foot Class A office building located in midtown Atlanta, Georgia. Completed in 1991, this structure was designed by Michael Graves and is currently 100% leased to Coca-Cola. Approximately four acres of adjacent land, currently used for surface parking, are available for future development.

         Ten Peachtree Place is owned by Ten Peachtree Place Associates, a general partnership between the Company (50%) and a wholly owned subsidiary of Coca-Cola (50%). The partnership acquired the property in 1991 for a nominal cash investment, subject to a ten-year purchase money note. This 8% purchase money note had an outstanding balance of $17,456,000 at December 31, 1999. If the purchase money note is paid in accordance with its terms, it will amortize to approximately $15.3 million ($59 per rentable square foot) over the ten-year term of the Coca-Cola lease, at which time Coca-Cola is entitled to receive the preferred return described below, and the property may be sold, released, or returned to the lender under the purchase money note for $1.00 without penalty or any further liability to the Company for the indebtedness. At December 31, 1999, the Company had an investment in Ten Peachtree Place Associates of approximately $175,000.

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

         CC-JM II Associates. This joint venture was formed in 1994 between the Company and an affiliate of CarrAmerica Realty Corporation, each as 50% general partners, to develop and own John Marshall-II, a 224,000 square foot Class A office building in suburban Washington, D.C. The building is 100% leased for 15 years to Booz-Allen & Hamilton, an international consulting firm, as a part of its corporate headquarters campus. Rent commenced on January 21, 1996. At December 31, 1999, the Company had an investment in CC-JM II Associates of approximately $2,215,000.

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

         In June 1998, Cousins/Daniel acquired Lakeshore Park Plaza, an approximately 193,000 rentable square foot office building and also purchased the land for and commenced construction of, 600 University Park Place, an approximately 123,000 rentable square foot Class A office building, which is still under construction and lease-up as of March 15, 2000. Both of these office buildings are located in Birmingham, Alabama, and are 98% and 69% leased as of March 15, 2000, respectively.

         CommonWealth/Cousins I, LLC. On November 18, 1998, the Company entered into Commonwealth/Cousins I, LLC (the "Venture") with CommonWealth Pacific, LLC ("CommonWealth") for the purposes of developing AT&T Wireless Services Headquarters, a 222,000 rentable square foot Class A office building in suburban Los Angeles, California, which was 100% leased as of March 15, 2000.

         CommonWealth transferred all rights in the project and in exchange received an initial credit to its capital account of $4,980,039, which is equal to a 49.9% interest in the Venture. The Company contributed $5,000,000 as its capital contribution for a 50.1% interest in the Venture. The Venture entered into a put and call agreement which the Company intends to exercise to buy out CommonWealth's interest in the Venture for approximately $7.5 million. The Venture is treated as a consolidated entity in the Company's financial statements.

         CP Venture Two LLC. On November 12, 1998, the Company entered into a venture agreement with Prudential. On such date the Company contributed its interest in nine properties to the venture and Prudential contributed cash (see
Note 5). The nine properties contributed included four office properties, 100 and 200 North Point Center East as discussed above, First Union Tower and Grandview II. First Union Tower is a Class A office building containing approximately 320,000 rentable square feet, located on one acre of land in downtown Greensboro, North Carolina. First Union Tower was 90% leased as of March 15, 2000. Grandview II is an approximately 149,000 rentable square foot Class A office building in Birmingham, Alabama, which was owned by Cousins/Daniel, LLC prior to being contributed. Grandview II was approximately 100% leased as of March 15, 2000. See Other Retail Properties and Medical Office Properties sections where retail and medical office properties contributed to the Prudential venture are discussed.

         333 John Carlyle. In January 1998, the Company purchased the land for and commenced construction of 333 John Carlyle, an approximately 153,000 rentable square foot Class A office building in suburban Washington, D.C. 333 John Carlyle became partially operational for financial reporting purposes in May 1999 and was 87% leased as of March 15, 2000.

         Inforum. In June 1999, the Company acquired Inforum, a 987,000 rentable square foot office building in downtown Atlanta, Georgia, for $71 million by completing a tax-deferred exchange with the proceeds ($69 million) from the sale of the Company's 50% interest in Haywood Mall. Inforum was 97% leased as of March 15, 2000.

         101 Independence Center. In December 1996, the Company acquired 101 Independence Center, a 525,000 rentable square foot Class A office building (including an underground parking garage and an adjacent parking deck) located at the intersection of Trade and Tryon Streets in the central business district of Charlotte, North Carolina. 101 Independence Center was 97% leased as of March 15, 2000.

         615 Peachtree Street. In August 1996, the Company acquired 615 Peachtree Street, a 145,000 rentable square foot 12-story downtown Atlanta office building, located across from Bank of America Plaza. 615 Peachtree Street was 84% leased as of March 15, 2000.

         One Ninety One Peachtree Tower. One Ninety One Peachtree Tower is a 50-story, Class A office tower located in downtown Atlanta, Georgia that was completed in December 1990. One Ninety One Peachtree Tower, which contains 1.2 million rentable square feet, was designed by John Burgee Architects, with Phillip Johnson as design consultant.

         One Ninety One Peachtree Tower was developed on approximately 2 acres of land, of which approximately 1.5 acres is owned and approximately one-half acre under the parking facility is leased for a 99-year term expiring in 2087 with a 99-year renewal option. One Ninety One Peachtree Tower was approximately 97% leased at March 15, 2000.

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

         The One Ninety One Peachtree Tower project was funded substantially by debt until March 1993, at which time DIHC Peachtree Associates (now Cornerstone Properties, Inc. as discussed above) contributed equity in the amount of $145,000,000 which repaid approximately one-half of the debt. Subsequent to the equity contribution, C-H Associates is entitled to a priority distribution of $250,000 per year (of which the Company is entitled to receive $112,500) for seven years beginning in 1993. The equity contributed is entitled to a preferred return at a rate increasing over the first 14 years from 5.5% to 11.5% (payable after the Company's priority return); at December 31, 1999, the cumulative undistributed preferred return was $13,235,783. After Cornerstone Properties, Inc. recovers its preferred return, the partners share in any operating cash flow distributions in accordance with their percentage interests. The project is subject to long-term debt of approximately $143,336,000 at December 31, 1999. At December 31, 1999, the Company had a negative investment of approximately $91,000 in the One Ninety One Peachtree Tower project.

Office Properties Under Development
-----------------------------------

         101 Second Street. Cousins/Myers Second Street Partners, L.L.C., a venture formed in 1997 between the Company and Myers Second Street Company LLC ("Myers"), purchased approximately 1 acre of undeveloped land in downtown San Francisco, California upon which 101 Second Street, an approximately 388,000 rentable square foot Class A office building was developed. 101 Second Street was 98% leased as of March 15, 2000. Myers' economic rights are limited to development fees and certain incentive interests, which include a residual interest in the cash flow and capital proceeds. This venture is treated as a consolidated entity in the Company's financial statements.

         One Second Street. In November 1999, the Company formed Cousins/Myers II, LLC, a venture with Myers Bay Area Company LLC ("Myers Bay"), which purchased approximately 1 acre of fully entitled undeveloped land in downtown San Francisco, California for the development of One Second Street, an approximately 374,000 rentable square foot Class A office building. Myers Bay's economic rights are limited to development fees and certain incentive interests, which include a residual interest in the cash flow and capital proceeds. The venture is treated as a consolidated entity in the Company's financial statements.

         Charlotte Gateway Village, LLC ("Gateway"). On December 14, 1998, the Company and a wholly owned subsidiary of Bank of America Corporation formed Gateway for the purpose of developing and owning Gateway Village, a 1,076,000 rentable square foot Class A office building and parking deck in downtown Charlotte, North Carolina. Construction of Gateway Village commenced in July 1998, and the project is 100% leased to Bank of America Corporation. In December 1998, Gateway completed construction financing of up to $190 million for Gateway Village. The note bears an interest rate of LIBOR (adjusted for certain reserve requirements) plus .50% and matures January 2, 2002. No amounts were drawn on the note until 1999. This note is fully exculpated and is supported by a lease to Bank of America Corporation with a term of 15 years. Pursuant to the Gateway operating agreement, this construction financing will be replaced with permanent long-term financing which will be fully amortized at the end of the Bank of America Corporation lease. At December 31, 1999, the Company had an investment in Gateway of approximately $21,221,000.

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

         285 Venture, Ltd. In March 1999, the Company and a commingled trust fund advised by J.P. Morgan Investment Management Inc. (the "J.P. Morgan Fund") formed 285 Venture, Ltd., each as 50% partners, for the purpose of developing 1155 Perimeter Center West, an approximately 361,000 rentable square foot Class A office building complex in Atlanta, Georgia. 1155 Perimeter Center West wa 66% leased as of March 15, 2000. The J.P. Morgan Fund contributed the approximately 6 acre site upon which 1155 Perimeter Center West is being developed. The land had an agreed-upon value of approximately $5.4 million which the Company matched with a cash contribution. At December 31, 1999, the Company's investment in 285 Venture, Ltd. was approximately $16,888,000.

         1900 Duke Street. In January 1999, the Company purchased the land for and commenced construction of 1900 Duke Street, an approximately 97,000 rentable square foot Class A office building in suburban Washington, D.C.

Other Retail Properties
-----------------------

         Fully Operational Retail Properties. The Company owns three retail centers which were fully operational for financial reporting purposes as of December 31, 1999. Perimeter Expo is a 291,000 square foot retail power center (of which the Company owns 176,000 square feet) which is located in Atlanta, Georgia and was 100% leased (Company owned) as of March 15, 2000. Presidential MarketCenter is a 493,000 square foot retail power center (of which the Company owns 376,000 square feet) which is located in suburban Atlanta, Georgia and was 86% leased (Company owned) as of March 15, 2000. Colonial Plaza MarketCenter is a 480,000 square foot retail power center which is located in Orlando, Florida and was 96% leased as of March 15, 2000. Laguna Niguel Promenade is a 154,000 square foot retail center located in Laguna Niguel, California and was 94% leased as of March 15, 2000.

         CP Venture Two LLC and CP Venture Three LLC. In November 1998, the Company contributed both Greenbrier MarketCenter and Los Altos MarketCenter in addition to North Point MarketCenter and Mansell Crossing II (see North Point discussion) to the aforementioned Prudential venture (see Note 5). Greenbrier MarketCenter is a 493,000 square foot retail power center which is located in Chesapeake, Virginia and was 100% leased as of March 15, 2000. Los Altos
MarketCenter is a 258,000 square foot retail power center (of which the Prudential venture owns 157,000 square feet) which is located in Long Beach, California and was 100% leased as of March 15, 2000.

         The Company is currently developing Mira Mesa MarketCenter, an approximately 453,000 square foot retail power center in suburban San Diego, California, which was 87% leased as of March 15, 2000. Mira Mesa MarketCenter is owned by CP Venture Three LLC (see Note 5). This venture is treated as a consolidated entity in the Company's financial statements.

         Brad Cous Golf Venture, Ltd. Effective January 31, 1998, the Company formed the Brad Cous Golf Venture, Ltd. with the W.C. Bradley Co., each as 50% partners, for the purpose of developing and owning The Shops at World Golf Village, an approximately 80,000 square foot retail center located adjacent to the PGA Hall of Fame in St. Augustine, Florida. The Shops at World Golf Village became partially operational for financial reporting purposes in April 1999 and was 60% leased as of March 15, 2000. At December 31, 1999, the Company had an investment in Brad Cous Golf Venture, Ltd. of approximately $5,257,000.

         Other Retail Properties Under Development. In February 1998, the Company purchased The Shops at Palos Verdes, located in Rolling Hills Estates, California, in the greater Los Angeles metropolitan area. This 355,000 square foot center included existing retail space and a parking deck. The Company is redeveloping and remerchandising the project into The Avenue of the Peninsula, an approximately 374,000 square foot open-air, retail specialty center which was 61% leased as of March 15, 2000. In April 1998, the Company purchased the land for and commenced construction of The Avenue East Cobb, an approximately 225,000 square foot open-air, retail specialty center in suburban Atlanta, Georgia. The Avenue East Cobb became partially operational in September 1999 and was 94% leased as of March 15, 2000.

         In September 1999, the Company purchased the land for and commenced construction of Salem Road Station, an approximately 67,000 square foot neighborhood retail center in suburban Atlanta, Georgia. Salem Road Station was 68% leased as of March 15, 2000. In September and October 1999, the Company purchased the land for The Avenue Peachtree City, an approximately 168,000 square foot retail specialty center in suburban Atlanta, Georgia.

         Retail Properties Sold. On February 1, 1999, CREC sold Abbotts Bridge Station, an approximately 83,000 square foot neighborhood retail center in suburban Atlanta, Georgia for $15.7 million, which was approximately $5.2 million over the cost of the center. Including depreciation recapture of approximately $.3 million and net of an income tax provision of approximately $2.0 million, the net gain on the sale was approximately $3.5 million.

         On March 28, 2000, the Company sold Laguna Niguel Promenade, an approximately 154,000 square foot retail center located in Laguna Niguel, California for $26.7 million, which was approximately $6.4 million over the cost of the center. Including depreciation recapture of approximately $.8 million, the net gain on the sale was approximately $7.2 million. The net proceeds from the sale were placed in escrow pending a tax-deferred exchang to be identified by the Company.

Medical Office Properties
-------------------------

         Operational Medical Office Properties. In June 1998, the Company acquired Northside/Alpharetta I, an approximately 106,000 rentable square foot medical office building in suburban Atlanta, Georgia. Northside/Alpharetta I was 100% leased as of March 15, 2000.

         Medical Office Properties Under Development. Construction commenced in June 1998 on Northside/Alpharetta II, an approximately 198,000 rentable square foot medical office building. Northside/Alpharetta II became partially operational in September 1999 and was 63% leased as of March 15, 2000. Additionally, Meridian Mark Plaza, a 159,000 rentable square foot medical office building, became partially operational for financial reporting purposes in April 1999. Meridian Mark Plaza was 94% leased at March 15, 2000.

         CP Venture Two LLC. In November 1998, the Company contributed Presbyterian Medical Plaza at University, an approximately 69,000 rentable square foot medical office building in Charlotte, North Carolina, to the Prudential venture (see Note 5). Presbyterian Medical Plaza at University was approximately 100% leased as of March 15, 2000.

Residential Lots Under Development
----------------------------------

         As of December 31, 1999, CREC and Temco Associates owned the following parcels of land which are being developed into residential communities ($ in thousands):

                                                      Estimated
                                                     Total Lots
                                        Initial        on Land
                                         Year         Currently       Lots       Remaining    Carrying
            Description                Acquired       Owned (1)   Sold to Date     Lots        Value
            -----------                --------       ---------   ------------   ---------    --------

         CREC
         ----
         Brown's Farm                    1993             213          196           17        $  367
           West Cobb County
           Suburban Atlanta, GA
         Apalachee River Club            1994             186          157           29           867
           Gwinnett County
           Suburban Atlanta, GA
         Echo Mill                       1994             539          372          167         2,137
           West Cobb County
           Suburban Atlanta, GA
         Barrett Downs                   1994             144          143            1             0
           Forsyth County
           Suburban Atlanta, GA
         Bradshaw Farm                   1994             532          514           18        (1,876)
           Cherokee County
           Suburban Atlanta, GA
         Alcovy Woods
           Gwinnett County
           Suburban Atlanta, GA          1996             162           40          122         3,192
                                                        -----        -----          ---        ------
              Total                                     1,776        1,422          354        $4,687
                                                        =====        =====          ===        ======

         Temco Associates
         Bentwater
           Paulding County

           Suburban Atlanta, GA          1998           1,750(2)       106        1,644        $6,464
                                                        =======      =====        =====        ======

(1) Includes lots sold to date.
(2) See discussion of Temco Associates below.

Land Held for Investment and Future Development
-----------------------------------------------

         In addition to the various land parcels located adjacent to operating properties or projects under construction discussed above, the Company owns or controls the following significant land holdings either directly or indirectly through joint venture arrangements. The Company intends to convert these land holdings to income-producing usage or to sell portions of land holdings as opportunities arise over time.

         Temco Associates. Temco Associates was formed in March 1991 as a partnership between CREC (50%) and a subsidiary of Temple-Inland Inc. (50%). Temco Associates has an option through March 2006, with no carrying costs, to acquire the fee simple interest in approximately 10,300 acres in Paulding County, Georgia (northwest of Atlanta, Georgia). The partnership also has an option to acquire interests in a timber rights only lease covering approximately 22,000 acres. This option also expires in March 2006, with the underlying lease expiring in 2025. The options may be exercised in whole or in part over the option period and the option price on the fee simple land is $929 per acre on January 1, 2000, escalating at 6% on January 1 of each succeeding year during the term of the option. During 1999, approximately 640 acres of the option related to the fee simple interest was exercised. Approximately 466 acres were simultaneously sold for gross profits of $2,458,000. Approximately 174 acres were acquired for development of the Bentwater residential community. Approximately 1,750 lots will be developed within Bentwater on an approximate total of 1,083 acres, the remainder of which will be acquired as needed through exercises of the option related to the fee simple interest.

         During 1998, approximately 328 acres of the option related to the fee simple interest was exercised. Approximately 83 acres were simultaneously sold for gross profits of approximately $192,000. The Cobb County, Georgia YMCA had a three year option to purchase approximately 38 acres out of the options exercised in 1998, which they exercised in December 1999. The remaining acreage (approximately 207 acres) was deeded in early 1999 to a golf course developer who is developing the golf course within Bentwater. None of the option was exercised in 1997. At December 31, 1999, the Company had an investment in Temco Associates of approximately $6,600,000.

Other Investments
-----------------

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

         Cousins Stone LP. Cousins Stone LP was formed on June 1, 1999 when CREC II's subsidiaries acquired Faison's 50% interest in Faison-Stone. Cousins Stone LP is a full-service real estate company headquartered in Dallas, Texas that specializes in third party property management and leasing of Class A office properties. At December 31, 1999, the Company had an investment in Cousins Stone LP of approximately $7,131,000.

Warrants to Purchase Stock in Other Companies
---------------------------------------------

         Cypress Communications, Inc. In December 1999, the Company executed a Master Communications License Agreement (the "Agreement") with Cypress Communications, Inc. ("Cypress") that provides Cypress a non-exclusive right to access the risers and certain areas of certain of the Company's office and medical office buildings. The Agreement allows Cypress to install equipment and wiring, at Cypress' sole cost and expense, and to offer a variety of telecommunication services to each of the applicable building's tenants. The Agreement has a term of 5 years with an automatic renewal for another 5 years unless Cypress elects not to renew or Cypress fails to equip the applicable building with a server within 18 months of the execution of the Agreement.

         Pursuant to the Agreement, the Company will receive a percentage of the revenue earned by Cypress from tenants and third parties who use the telecommunication services. In addition, the Company has entered into a Stock Warrant Agreement with Cypress which provides that Cypress issue to the Company 12,000 warrants per one million gross leasable square feet in the buildings subject to the agreement or approximately 88,234 warrants to purchase Cypress' common stock at an exercise price of $4.22 per share. Certain provisions of the Stock Warrant Agreement result in the return from the transfer of said warrants or stock upon the sale of the buildings. On February 10, 2000, Cypress completed its initial public offering of 10 million shares of common stock.

         AtheroGenics, Inc. In July 1998, the Company received 50,000 warrants at an exercise price of $5.00 per share for the purchase of Series C Convertible Preferred Stock of AtheroGenics, Inc. ("AtheroGenics"), a tenant which leases 100% of a 50,000 rentable square foot office and laboratory building the Company developed and owns. On March 1, 2000, the Company received notice from AtheroGenics of its pending registration of its common stock for sale under the Securities Act of 1933. Supplemental Financial and Leasing Information

         Depreciation and amortization expense, net of minority interest's share, include the following components for the years ended December 31, 1999 and 1998 ($ in thousands):

                                             1999                                       1998
                            ---------------------------------------     ---------------------------------------
                                             Share of                                    Share of
                                          Unconsolidated                              Unconsolidated
                            Consolidated  Joint Ventures     Total      Consolidated  Joint Ventures     Total
                            ------------  --------------    -------     ------------  --------------    -------

Furniture, fixtures and
   equipment                  $   640       $   101         $   741        $   505        $     2       $   507
Deferred financing costs           --            17              17             --             17            17
Goodwill and related business
   acquisition costs              300            19             319            342            228           570
Building (including tenant
   first generation)            6,476        11,229          17,705          5,300          6,330        11,630
Tenant second generation        9,108         8,847          17,955          9,026          7,160        16,186
                              -------       -------         -------        -------        -------       -------
                              $16,524       $20,213         $36,737        $15,173        $13,737       $28,910
                              =======       =======         =======        =======        =======       =======


         Exclusive of new developments and purchases of furniture, fixtures and equipment, the Company had the following capital expenditures for the years ended December 31, 1999 and 1998, including its share of unconsolidated joint ventures ($ in thousands):


                                                       1999                                  1998
                                          ----------------------------------    ----------------------------------
                                          Office   Retail   Medical   Total     Office   Retail   Medical    Total
                                          ------   ------   -------   -----     ------   ------   -------    -----

     Second generation related costs      $1,224    $208     $ --    $1,432     $1,442     $46     $ --     $1,488
     Building improvements                   220      --       --       220         --       1       --          1
                                          ------    ----     ----    ------     ------     ---     ----     ------
         Total                            $1,444    $208     $ --    $1,652     $1,442     $47     $ --     $1,489
                                          ======    ====     ====    ======     ======     ===     ====     ======

Item 3.     Legal Proceedings
-----------------------------

         No material legal proceedings are presently pending by or against the Company.

Item 4.     Submission of Matters to a Vote of Security Holders
---------------------------------------------------------------

         No matter was submitted to a vote of security holders during the fourth quarter of the Registrant's fiscal year ended December 31, 1999.

Item X.     Executive Officers of the Registrant
------------------------------------------------

         The Executive Officers of the Registrant as of the date hereof are as follows:

                  Name                Age               Office Held
                  ----                ---               -----------

         Thomas G. Cousins         68      Chairman of the Board of Directors
                                                and Chief Executive Officer
         Daniel M. DuPree          53      President and Chief Operating Officer
         Kelly H. Barrett          35      Senior Vice President - Finance
         George J. Berry           62      Senior Vice President
         Tom G. Charlesworth       50      Senior Vice President, Secretary
                                             and General Counsel
         Craig B. Jones            49      Senior Vice President and President
                                             of the Office Division
         John S. McColl            37      Senior Vice President - Medical
                                             Office Division
         Joel T. Murphy            41      Senior Vice President and President
                                             of the Retail Division
         John L. Murphy            54      Senior Vice President - Office
                                             Division
         W. James Overton          53      Senior Vice President - Development
         Lea Richmond III          52      Senior Vice President and President
                                             of the Medical Office Division

Relationships:
--------------

         Lillian C. Giornelli, Mr. Cousins' daughter, is a director of the Company. There are no other family relationships among the current Executive Officers or Directors.

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

         Mr. McColl joined the Company in April 1996 as Vice President of the Office Division. He was promoted in May 1997 to Senior Vice President of the Medical Office Division. Prior to that he was President of Hutchinson Capital Group, Inc. and an officer of Quest Capital Corp.

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

                                     PART II

Item 5. Market for Registrant's Common Stock and Related Security Holder Matters
--------------------------------------------------------------------------------

         The information concerning the market prices for the Registrant's common stock and related stockholder matters appearing under the caption "Market and Dividend Information" on page 54 of the Registrant's 1999 Annual Report to Stockholders is incorporated herein by reference.

Item 6. Selected Financial Data
-------------------------------

         The information appearing under the caption "Five Year Summary of Selected Financial Data" on page 46 of the Registrant's 1999 Annual Report to Stockholders is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
          of Operations
          -------------

         Management's Discussion and Analysis of Financial Condition and Results of Operations which appears on pages 47 through 53 of the Registrant's 1999 Annual Report to Stockholders is incorporated herein by reference.

Item 7a. Quantitative and Qualitative Disclosure about Market Risk
------------------------------------------------------------------

         Quantitative and Qualitative Disclosures about Market Risk, which appears on page 53 of the Registrant's 1999 Annual Report to Stockholders, is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data
---------------------------------------------------

         The Consolidated Financial Statements and Notes to Consolidated Financial Statements of the Registrant and Report of Independent Public Accountants which appear on pages 25 through 46 of the Registrant's 1999 Annual Report to Stockholders are incorporated herein by reference.

         The  information   appearing  under  the  caption  "Selected  Quarterly
Financial Information (Unaudited)" on page 55 of the Registrant's 1999 Annual Report to Stockholders is incorporated herein by reference.

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

                                    PART III
                                    --------

Item 10.    Directors and Executive Officers of the Registrant
--------------------------------------------------------------

         The information concerning the Directors and Executive Officers of the Registrant that is required by this Item 10, except that which is presented in Item X in Part I above, is included under the captions "Directors and Executive Officers of the Company" on pages 2 through 7 and "Section 16(A) Beneficial Ownership Reporting Compliance" on page 13 of the Proxy Statement dated March 27, 2000 relating to the 1999 Annual Meeting of the Registrant's Stockholders, and is incorporated herein by reference.

Item 11.    Executive Compensation
----------------------------------

         The information appearing under the caption "Executive Compensation" on pages 7 through 9 (other than the Committee Report on Compensation) and "Compensation of Directors" on page 13 of the Proxy Statement dated March 27, 2000 relating to the 1999 Annual Meeting of the Registrant's Stockholders is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management
--------------------------------------------------------------------------

         The information concerning security ownership of certain beneficial owners and management required by this Item 12 is included under the captions "Directors and Executive Officers of the Company" on pages 2 through 7 and "Principal Stockholders" on pages 14 and 15 of the Proxy Statement dated March 27, 2000 relating to the 1999 Annual Meeting of the Registrant's Stockholders, and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions
----------------------------------------------------------

         The information concerning certain transactions required by this Item 13 is included under the caption "Certain Transactions" on pages 13 and 14 of the Proxy Statement dated March 27, 2000 relating to the 1999 Annual Meeting of the Registrant's Stockholders, and is incorporated herein by reference.

                                     PART IV

                                     -------

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K
----------------------------------------------------------------------------

(a)     1.    Financial Statements
        --------------------------
              A.    The  following  Consolidated  Financial  Statements  of  the
                    Registrant,   together   with  the   applicable   Report  of
                    Independent  Public  Accountants,  are contained on pages 25 through  47  of  the  Registrant's  1999  Annual  Report  to
                    Stockholders and are incorporated herein by reference:

                                                                                        Page Number
                                                                                      in Annual Report
                                                                                      ----------------

                    Consolidated Balance Sheets - December 31, 1999
                        and 1998                                                             25
                    Consolidated Statements of Income for the Years Ended
                       December 31, 1999, 1998 and 1997                                      26
                    Consolidated Statements of Stockholders' Investment for the
                       Years Ended December 31, 1999, 1998 and 1997                          27
                    Consolidated Statements of Cash Flows for the Years Ended
                       December 31, 1999, 1998 and 1997                                      28
                    Notes to Consolidated Financial Statements
                       December 31, 1999, 1998 and 1997                                 29 through 45
                    Report of Independent Public Accountants                                 46

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

                                                                                        Page Number
                                                                                        in Form l0-K
                                                                                        ------------

                    Report of Independent Public Accountants                                 F-1
                    Combined Balance Sheets - December 31, 1999 and 1998                     F-2
                    Combined Statements of Income for the Years
                       Ended December 31, 1999, 1998 and 1997                                F-3
                    Combined Statements of Partners' Capital for the Years
                       Ended December 31, 1999, 1998 and 1997                                F-4
                    Combined Statements of Cash Flows for the Years Ended
                       December 31, 1999, 1998 and 1997                                      F-5
                    Notes to Combined Financial Statements
                       December 31, 1999, 1998 and 1997                                   F-6 through
                                                                                             F-11

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

                                                                                          Page Number
                                                                                          in Form l0-K
                                                                                          ------------
                    Report of Independent Auditors                                             G-1
                    Balance Sheets - December 31, 1999 and 1998                                G-2
                    Statements of Operations for the Years Ended
                       December 31, 1999, 1998 and 1997                                        G-3
                    Statements of Partners' Capital for the Years Ended
                       December 31, 1999, 1998 and 1997                                        G-4
                    Statements of Cash Flows for the Years Ended
                       December 31, 1999, 1998 and 1997                                        G-5
                    Notes to Financial Statements                                         G-6 through
                       December 31, 1999, 1998 and 1997                                        G-9




        2.    Financial Statement Schedules
        -----------------------------------

              The following financial statement schedules, together with the applicable report of independent public accountants are filed as a part of this report.

                                                                                         Page Number
                                                                                         in Form l0-K
                                                                                         ------------

                    A.     Cousins Properties Incorporated and Consolidated Entities:
                               Report of Independent Public Accountants on Schedule           S-7
                               Schedule III- Real Estate and Accumulated
                                    Depreciation - December 31, 1999                      S-8 through
                                                                                              S-12

                    B.     Wildwood Associates and Green Valley Associates II
                               Schedule III - Real Estate and Accumulated
                               Depreciation - December 31, 1999                                F-12

                    C.     CSC Associates, L.P.
                               Schedule III- Real Estate and Accumulated
                               Depreciation - December 31, 1999                                G-10

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

              10(a)(iv)      Cousins   Properties    Incorporated   1999   Stock
                             Incentive Plan, as approved by the  Stockholders on
                             May 4, 1999, filed as Exhibit A to the Registrant's
                             Proxy   Statement   dated  March  29,   1999,   and
                             incorporated herein by reference.

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

Item 14.    Continued
---------------------

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

              13 Annual Report to Stockholders for the year ended December 31, 1999.

              21             Subsidiaries of the Registrant.

              23(a) Consent of Independent Public Accountants (Arthur Andersen LLP).

              23(b)          Consent of Independent Auditors (Ernst & Young
                             LLP).

              27             Financial Data Schedule.

        (b)   Reports on Form 8-K.
        --------------------------

              There were no reports filed on Form 8-K in the quarter ended December 31, 1999.

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     Cousins Properties Incorporated
                                     -------------------------------
                                     (Registrant)

Dated: March 20, 2000



                                      BY: /s/ Kelly H. Barret
                                          -------------------------------
                                          Kelly H. Barrett
                                          Senior Vice President - Finance
                                          (Principal Financial and Accounting
                                          Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature                          Capacity                          Date
---------                          --------                          ----

Principal Executive Officer:

                               Chairman of the Board,            March 20, 2000
                                 Chief Executive Officer
/s/ T.G. Cousins                 and Director
---------------------------
    T. G. Cousins

Principal Financial and
Accounting Officer:

                               Senior Vice President - Finance   March 20, 2000
/s/ Kelly H. Barrett
---------------------------
    Kelly H. Barrett

Additional Directors:


/s/ Richard W. Courts           Director                         March 20, 2000
---------------------------
    Richard W. Courts, II


/s/ Boone A. Knox               Director                         March 20, 2000
---------------------------
    Boone A. Knox

/s/ William Porter Payne        Director                         March 20, 2000
---------------------------
    William Porter Payne

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE
              ----------------------------------------------------

To Cousins Properties Incorporated:

         We have audited in accordance with generally accepted auditing standards, the financial statements included in the Cousins Properties Incorporated annual report to stockholders incorporated by reference in this Form l0-K, and have issued our report thereon dated February 8, 2000. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14, Part (a) 2.A. is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                           ARTHUR ANDERSEN LLP





Atlanta, Georgia
February 8, 2000


                                                                                                             SCHEDULE III
                                                                                                             (Page 1 of 5)
            COUSINS PROPERTIES INCORPORATED AND CONSOLIDATED ENTITIES
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1999
                                ($ in thousands)

     Column A                  Column B         Column C              Column D                       Column E
     --------                  --------         --------              --------                       --------
                                                                  Costs Capitalized            Gross Amount at Which
                                              Initial Cost           Subsequent                     Carried at
                                               to Company          to Acquisition                December 31, 1999
                                           -------------------   --------------------  -----------------------------------


                                                                            Carrying
                                                                              Costs
                                                    Buildings               Less Cost       Land        Buildings
                                                       and       Improve-   of Sales      and Land         and       Total
Description                  Encumbrances  Land   Improvements     ments    and Other   Improvements  Improvements    (a)
-----------                  ------------  ----   ------------   --------   ---------   ------------  ------------   -----

LAND HELD FOR INVESTMENT OR FUTURE DEVELOPMENT
   Wildwood - Atlanta, GA    $      --   $  11,156  $     --    $  4,889   $ (8,888)     $  7,157      $     --    $  7,157
   North Point Property -
     Fulton Co., GA                 --      10,294        --      12,298    (17,037)        5,555            --       5,555
   Lawrenceville -
     Gwinnett Co., GA               --       5,543        --         715     (5,863)          395            --         395
   Greenbrier MarketCenter
     Outparcels -
     Chesapeake, VA                 --       3,191        --         204     (2,987)          408            --         408
   Salem Road Station
     Outparcels -
     Newton Co., GA                 --         611        --          --         --           611            --         611
                             ----------------------------------------------------------------------------------------------
                                    --      30,795        --      18,106    (34,775)       14,126            --      14,126
                             ----------------------------------------------------------------------------------------------

                                   Column F       Column G     Column H          Column I
                                   --------       --------     --------          --------



                                                                                   Life on
                                                                                  Which De-
                                                                                 preciation
                                     Accumu-                                       In 1999
                                      lated        Date of                         Income
                                    Deprecia-     Construc-       Date           Statement
                                    tion (a)        tion        Acquired         Is Computed
                                    ---------     ---------     --------         -----------
LAND HELD FOR INVESTMENT OR FUTURE DEVELOPMENT
   Wildwood - Atlanta, GA            $    --         --       1971-1982,1989          --
   North Point Property -
     Fulton Co., GA                       --         --          1970-1985            --
   Lawrenceville -
     Gwinnett Co., GA                     --         --            1994               --
   Greenbrier MarketCenter
     Outparcels -
     Chesapeake, VA                       --         --            1995               --
   Salem Road Station
     Outparcels -
     Newton Co., GA                       --         --            1999               --
                                     -------
                                          --
                                     -------




                                                                                                            SCHEDULE III
                                                                                                            (Page 2 of 5)
            COUSINS PROPERTIES INCORPORATED AND CONSOLIDATED ENTITIES
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1999
                                ($ in thousands)

    Column A                  Column B         Column C              Column D                       Column E
    --------                  --------         --------              --------                       --------
                                                                  Costs Capitalized            Gross Amount at Which
                                              Initial Cost           Subsequent                     Carried at
                                               to Company          to Acquisition                December 31, 1999
                                           -------------------   --------------------  -----------------------------------


                                                                            Carrying
                                                                              Costs
                                                    Buildings               Less Cost       Land        Buildings
                                                       and       Improve-   of Sales      and Land         and       Total
Description                  Encumbrances  Land   Improvements     ments    and Other   Improvements  Improvements    (a)
-----------                  ------------  ----   ------------   --------   ---------   ------------  ------------   -----

OPERATING PROPERTIES
--------------------
   Wildwood - 3301 Windy
     Ridge Parkway -
     Atlanta, GA             $      --   $      20  $     --    $  9,007   $  1,516      $  1,237      $  9,306    $ 10,543
   Wildwood - 3100 Windy Hill
     Road - Atlanta, GA             --          --    17,005          --         --            --        17,005      17,005
     Atlanta, GA                    --       4,740     7,229         424         --         4,740         7,653      12,393
   333 North Point Center East -
     Fulton Co., GA                 --         551        --      11,929        809           551        12,738      13,289
   Lakeshore Park Plaza -
     Birmingham, AL             10,683       3,362    12,261         279         --         3,362        12,540      15,902
   101 Independence Center -
     Charlotte, NC              47,522      11,096    62,824       1,519         --        11,096        64,343      75,439
   Perimeter Expo -
     Atlanta, GA                20,613       8,564        --      11,121         71         8,564        11,192      19,756
   North Point -
     Stand Alone Retail Sites -
     Fulton Co., GA                 --       4,559        --         451     (1,294)        3,716            --       3,716
   Northside/Alpharetta I -
     Fulton Co., GA             10,401          --    15,577          --         --            --        15,577      15,577
   Presidential MarketCenter -
     Gwinnett Co., GA               --       3,956        --      21,184        817         3,956        22,001      25,957
   Inforum -
     Atlanta, GA                    --       5,226    67,370          --         --         5,226        67,370      72,596



                                   Column F       Column G     Column H          Column I
                                   --------       --------     --------          --------



                                                                                   Life on
                                                                                  Which De-
                                                                                 preciation
                                     Accumu-                                       In 1999
                                      lated        Date of                         Income
                                    Deprecia-     Construc-       Date           Statement
                                    tion (a)        tion        Acquired         Is Computed
                                    ---------     ---------     --------         -----------
OPERATING PROPERTIES
--------------------
 Wildwood - 3301 Windy
     Ridge Parkway -
     Atlanta, GA                     $ 4,700        1984           1984            30 Years
   Wildwood - 3100 Windy Hill
     Road - Atlanta, GA                2,041        1997           1997            25 Years
   615 Peachtree Street -
     Atlanta, GA                       1,779         --            1996            15 Years
   333 North Point Center East -
     Fulton Co., GA                    1,380        1996           1996            30 Years
   Lakeshore Park Plaza -
     Birmingham, AL                      635         --            1998            30 Years
   101 Independence Center -
     Charlotte, NC                     9,032         --            1996            25 Years
   Perimeter Expo -
     Atlanta, GA                       2,452        1993           1993            30 Years
   North Point -
     Stand Alone Retail Sites -
     Fulton Co., GA                      125         --          1970-1985         Various
   Northside/Alpharetta I -
     Fulton Co., GA                      958         --            1998            25 Years
   Presidential MarketCenter -
     Gwinnett Co., GA                  3,129      1993-1995        1993            30 Years
   Inforum -
     Atlanta, GA                       3,269         --            1999            25 Years


                                                                                                            SCHEDULE III
                                                                                                            (Page 3 of 5)
            COUSINS PROPERTIES INCORPORATED AND CONSOLIDATED ENTITIES
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1999
                                ($ in thousands)

    Column A                  Column B         Column C              Column D                       Column E
    --------                  --------         --------              --------                       --------
                                                                  Costs Capitalized            Gross Amount at Which
                                              Initial Cost           Subsequent                     Carried at
                                               to Company          to Acquisition                December 31, 1999
                                           -------------------   --------------------  -----------------------------------


                                                                            Carrying
                                                                              Costs
                                                    Buildings               Less Cost       Land        Buildings
                                                       and       Improve-   of Sales      and Land         and       Total
Description                  Encumbrances  Land   Improvements     ments    and Other   Improvements  Improvements    (a)
-----------                  ------------  ----   ------------   --------   ---------   ------------  ------------   -----
OPERATING PROPERTIES (continued)
--------------------------------
   Colonial Plaza MarketCenter -
     Orlando, FL                    --       8,500        --      31,173      1,905         8,500        33,078      41,578
   AtheroGenics -
     Fulton Co., GA                 --         200        --       7,035         80           200         7,115       7,315
   Laguna Niguel Promenade -
     Laguna Niguel, CA              --       5,578        --      12,774        739         5,578        13,513      19,091
   AT&T Wireless Services
     Headquarters -
     Los Angeles, CA                --          --        --      50,260      1,343            --        51,603      51,603
   Miscellaneous                    --         398       145          76       (474)           --           145         145
                             ----------------------------------------------------------------------------------------------
                                89,219      56,750   182,411    157,232       5,512        56,726       345,179     401,905
                             ==============================================================================================
PROJECTS UNDER CONSTRUCTION
---------------------------
   101 Second Street -
     San Francisco, CA       $      --   $  11,698  $     --    $ 68,035   $  5,331      $ 11,698      $ 73,366    $ 85,064
   The Avenue East Cobb -
     Cobb Co., GA                   --       7,205        --      26,246      1,675         7,205        27,921      35,126
   333 John Carlyle -
     Washington, D.C.               --       5,371        --      20,692      1,458         5,371        22,150      27,521
   1900 Duke Street -
     Washington, D.C.               --       3,469        --       2,999        298         3,469         3,297       6,766
   Meridian Mark Plaza -
     Atlanta, GA                    --       2,200        --      19,582      1,712         2,200        21,294      23,494
   600 University Park Place -
     Birmingham, AL                 --       1,899        --      13,788      1,197         1,899        14,985      16,884
   555 North Point Center East -
     Fulton Co., GA                 --         368        --      12,814        976           368        13,790      14,158


                                   Column F       Column G     Column H          Column I
                                   --------       --------     --------          --------



                                                                                   Life on
                                                                                  Which De-
                                                                                 preciation
                                     Accumu-                                       In 1999
                                      lated        Date of                         Income
                                    Deprecia-     Construc-       Date           Statement
                                    tion (a)        tion        Acquired         Is Computed
                                    ---------     ---------     --------         -----------
OPERATING PROPERTIES
--------------------
OPERATING PROPERTIES (continued)
--------------------------------
   Colonial Plaza MarketCenter -
     Orlando, FL                       4,632        1995          1995             30 Years
   AtheroGenics -
     Fulton Co., GA                      305        1998          1998             30 Years
   Laguna Niguel Promenade -
     Laguna Niguel, CA                   696        1997          1997             30 Years
   AT&T Wireless Services
     Headquarters -
     Los Angeles, CA                     672        1998          1998             30 Years
   Miscellaneous                         124         --         1977-1984          Various
                                     -------
                                      35,929
                                     =======
PROJECTS UNDER CONSTRUCTION
---------------------------
   101 Second Street -
     San Francisco, CA               $    --        1998          1997                 --
   The Avenue East Cobb -
     Cobb Co., GA                         --        1998          1998                 --
   333 John Carlyle -
     Washington, D.C.                     --        1998          1998                 --
   1900 Duke Street -
     Washington, D.C.                     --        1998          1998                 --
   Meridian Mark Plaza -
     Atlanta, GA                          --        1997          1997                 --
   600 University Park Place -
     Birmingham, AL                       --        1998          1998                 --
   555 North Point Center East -
     Fulton Co., GA                       --        1998          1998                 --




                                                                                                            SCHEDULE III
                                                                                                            (Page 4 of 5)
            COUSINS PROPERTIES INCORPORATED AND CONSOLIDATED ENTITIES
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1999
                                ($ in thousands)

     Column A                  Column B         Column C              Column D                       Column E
    --------                  --------         --------              --------                       --------
                                                                  Costs Capitalized            Gross Amount at Which
                                              Initial Cost           Subsequent                     Carried at
                                               to Company          to Acquisition                December 31, 1999
                                           -------------------   --------------------  -----------------------------------


                                                                            Carrying
                                                                              Costs
                                                    Buildings               Less Cost       Land        Buildings
                                                       and       Improve-   of Sales      and Land         and       Total
Description                  Encumbrances  Land   Improvements     ments    and Other   Improvements  Improvements    (a)
-----------                  ------------  ----   ------------   --------   ---------   ------------  ------------   -----
PROJECTS UNDER CONSTRUCTION (continued)
---------------------------------------
   The Avenue of the Peninsula -
     Rolling Hills
     Estates, CA             $      --   $  4,338   $ 17,152    $ 40,034   $  4,148      $  4,338      $ 61,334    $ 65,672
   Northside/Alpharetta II -
     Fulton Co., GA                 --          --        --      15,195        702            --        15,897      15,897
   The Avenue Peachtree City -
     Fayette Co., GA                --       3,510        --       1,179         78         3,510         1,257       4,767
   One Second Street -
     San Francisco, CA              --      22,141        --          23        211        22,141           234      22,375
   Salem Road Station -
     Newton Co., GA                 --         396        --         942         33           396           975       1,371
   Mira Mesa MarketCenter -
     San Diego, CA                  --      14,465        --      13,519        993        14,465        14,512      28,977
                             ----------------------------------------------------------------------------------------------
                                    --      77,060    17,152     235,048     18,812        77,060      271,012      348,072
                             ==============================================================================================

RESIDENTIAL LOTS UNDER DEVELOPMENT
----------------------------------
   Browns Farm -
     Cobb Co., GA            $      --   $   3,154  $     --    $  5,823   $ (8,610)     $    367      $     --    $    367
   Apalachee River Club -
     Gwinnett Co., GA               --       1,820        --       4,265     (5,218)          867            --         867
   Echo Mill -
     Cobb Co., GA                   --       5,298        --       8,467    (11,628)        2,137            --       2,137
   Bradshaw Farm -
     Cherokee Co., GA               --       5,100        --      14,820    (21,796)       (1,876)           --      (1,876)
   Alcovy Woods -
     Gwinnett Co., GA               --       1,142        --       2,719       (669)        3,192            --       3,192
                             ----------------------------------------------------------------------------------------------
                                    --      16,514        --      36,094    (47,921)        4,687            --       4,687
                             ----------------------------------------------------------------------------------------------
                             $  89,219   $ 181,119  $199,563    $446,480   $(58,372)     $152,599      $616,191    $768,790
                             ==============================================================================================


                                   Column F       Column G     Column H          Column I
                                   --------       --------     --------          --------



                                                                                   Life on
                                                                                  Which De-
                                                                                 preciation
                                     Accumu-                                       In 1999
                                      lated        Date of                         Income
                                    Deprecia-     Construc-       Date           Statement
                                    tion (a)        tion        Acquired         Is Computed
                                    ---------     ---------     --------         -----------
PROJECTS UNDER CONSTRUCTION (continued)
---------------------------------------
   The Avenue of the Peninsula -
     Rolling Hills Estates, CA       $    --          1998         1998            --
   Northside/Alpharetta II -
     Fulton Co., GA                       --          1998         1998            --
   The Avenue Peachtree City -
     Fayette Co., GA                      --          1999         1999            --
   One Second Street -
     San Francisco, CA                    --          1999         1999            --
   Salem Road Station -
     Newton Co., GA                       --          1999         1999            --
   Mira Mesa MarketCenter -
     San Diego, CA                        --          1999         1999            --
                                     -------
                                          --
                                     =======

RESIDENTIAL LOTS UNDER DEVELOPMENT
----------------------------------
   Browns Farm -
     Cobb Co., GA                    $    --       1993-1994    1993-1994          --
   Apalachee River Club -
     Gwinnett Co., GA                     --          1994         1994            --
   Echo Mill -
     Cobb Co., GA                         --          1994         1994            --
   Bradshaw Farm -
     Cherokee Co., GA                     --          1994         1994            --
   Alcovy Woods -
     Gwinnett Co., GA                     --          1996         1996            --
                                     -------
                                          --
                                     -------
                                     $35,929
                                     =======



                                                                                              SCHEDULE III
                                                                                              (Page 5 of 5)
            COUSINS PROPERTIES INCORPORATED AND CONSOLIDATED ENTITIES
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1999
                                ($ in thousands)

NOTES:

  (a) Reconciliations of total real estate carrying value and accumulated depreciation for the three years ended December 31, 1999 are as follows:

                                                         Real Estate              Accumulated Depreciation
                                               ------------------------------    ---------------------------
                                                 1999       1998       1997        1999      1998      1997
                                                 ----       ----       ----        ----      ----      ----
       Balance at beginning of period          $462,047   $449,619   $377,663    $23,422   $33,617   $20,339
         Additions during the period:
           Improvements and other
             capitalized costs                  350,121    213,495    100,395         --        --        --
           Provision for depreciation                --         --         --     12,507    13,648    13,278
                                               ------------------------------    ---------------------------
                                                350,121    213,495    100,395     12,507    13,648    13,278
                                               ------------------------------    ---------------------------

         Deductions during the period:
         Cost of real estate contributed             --   (185,044)        --         --   (23,843)       --
         Cost of real estate sold               (43,378)   (16,023)   (28,439)        --        --        --
                                               ------------------------------    ---------------------------
                                                (43,378)  (201,067)   (28,439)        --   (23,843)       --
                                               ------------------------------    ---------------------------
         Balance at close of period            $768,790   $462,047   $449,619    $35,929   $23,422   $33,617
                                               ==============================    ===========================

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------

To Wildwood Associates and Green Valley Associates II:
We have audited the accompanying combined balance sheets of WILDWOOD ASSOCIATES (a Georgia general partnership) and GREEN VALLEY ASSOCIATES II (a North Carolina general partnership) as of December 31, 1999 and 1998, and the related combined statements of income, partners' capital and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the management of the partnerships. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wildwood Associates and Green Valley Associates II as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.

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

                                               ARTHUR ANDERSEN LLP

Atlanta, Georgia
February 8, 2000



               WILDWOOD ASSOCIATES AND GREEN VALLEY ASSOCIATES II
               --------------------------------------------------
                             COMBINED BALANCE SHEETS
                             -----------------------
                           DECEMBER 31, 1999 AND 1998
                           --------------------------
                                ($ in thousands)

                                                              1999       1998
                                                            --------   --------
ASSETS
------

REAL ESTATE ASSETS:
    Income producing properties, including land of
        $49,457 in 1999 and 1998 (Note 7)                   $279,994   $276,137
    Accumulated depreciation and amortization                (72,702)   (64,254)
                                                            -------------------
                                                             207,292    211,883
    Land committed to be contributed (Note 3)                  8,301      8,301
    Land and property predevelopment costs, net of
        accumulated depreciation of $277 and $242
        in 1999 and 1998, respectively                        11,759     11,794
                                                            -------------------
           Total real estate assets                          227,352    231,978
                                                            -------------------
CASH AND CASH EQUIVALENTS                                      3,422      3,945
                                                            -------------------
OTHER ASSETS:
    Deferred expenses, net of accumulated amortization of
        $9,421 and $7,896 in 1999 and 1998, respectively       8,162      8,867
    Receivables (Note 6)                                       9,385      7,805
    Allowance for possible losses (Note 1)                    (1,950)    (2,250)
    Furniture, fixtures and equipment, net of accumulated
        depreciation of $706 and $426 in 1999 and 1998,
        respectively                                           1,399      1,192
    Other                                                         64          8
                                                            -------------------
                                                              17,060     15,622
                                                            -------------------
                                                            $247,834   $251,545
                                                            ===================
LIABILITIES AND PARTNERS' CAPITAL
---------------------------------

NOTES PAYABLE (Note 7)                                      $229,182   $233,914
RETAINAGE, ACCOUNTS PAYABLE AND
    ACCRUED LIABILITIES                                        9,560      7,445
                                                            -------------------
           Total liabilities                                 238,742    241,359
                                                            -------------------
PARTNERS' CAPITAL (Notes 3 and 4):

    International Business Machines Corporation                4,546      5,093
    Cousins Properties Incorporated                            4,546      5,093
                                                            -------------------
           Total partners' capital                             9,092     10,186
                                                            -------------------
                                                            $247,834   $251,545
                                                            ===================

The accompanying notes are an integral part of these combined balance sheets.



               WILDWOOD ASSOCIATES AND GREEN VALLEY ASSOCIATES II
               --------------------------------------------------
                          COMBINED STATEMENTS OF INCOME
                          -----------------------------
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
              ----------------------------------------------------
                                ($ in thousands)


                                                    1999      1998      1997
                                                   ------    -------   -------

REVENUES:
    Rental income and recovery of expenses
        charged directly to specific tenants       $47,721   $41,897   $38,507
    Interest                                           116       208       474
    Other                                              182       179       134
                                                   ---------------------------
               Total revenues                       48,019    42,284    39,115
                                                   ---------------------------
EXPENSES:
    Real estate taxes                                3,436     3,317     3,471
    Cleaning, maintenance and repairs                3,432     3,069     2,791
    Utilities                                        2,699     2,409     2,031
    Management and personnel costs                   2,805     2,522     2,262
    Contract security                                1,306     1,183     1,051
    Grounds maintenance                                854       888       823
    Expenses charged directly to specific tenants      481       375       444
    Insurance                                          103        95        93
    Interest expense                                17,858    15,215    12,972
    Depreciation and amortization                    9,867     9,161     8,798
    Real estate taxes on undeveloped land (Note 3)      82        87       143
    Other expense                                      190        27       430
                                                   ---------------------------
           Total expenses                           43,113    38,348    35,309
                                                   ---------------------------
INCOME BEFORE GAIN ON
    CONDEMNATION AWARD                               4,906     3,936     3,806

Gain on condemnation award                              --       220        --
                                                   ---------------------------
NET INCOME                                         $ 4,906   $ 4,156   $ 3,806
                                                   ===========================










The accompanying notes are an integral part of these combined statements.




               WILDWOOD ASSOCIATES AND GREEN VALLEY ASSOCIATES II
               --------------------------------------------------
                    COMBINED STATEMENTS OF PARTNERS' CAPITAL
                    ----------------------------------------
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
              ----------------------------------------------------
                                ($ in thousands)

                                  International
                                    Business          Cousins
                                    Machines         Properties
                                   Corporation      Incorporated      Total
                                   -----------      ------------      -----


BALANCE, December 31, 1996           $45,329          $45,329        $90,658


    Distributions                    (17,000)         (17,000)       (34,000)


    Net income                         1,903            1,903          3,806
                                     ---------------------------------------

BALANCE, December 31, 1997            30,232           30,232         60,464


    Distributions                    (27,217)         (27,217)       (54,434)


    Net income                         2,078            2,078          4,156
                                     ---------------------------------------

BALANCE, December 31, 1998,            5,093            5,093         10,186


    Distributions                     (3,000)          (3,000)        (6,000)


    Net income                         2,453            2,453          4,906
                                     ---------------------------------------

BALANCE, December 31, 1999           $ 4,546          $ 4,546        $ 9,092
                                     =======================================







The accompanying notes are an integral part of these combined statements.




               WILDWOOD ASSOCIATES AND GREEN VALLEY ASSOCIATES II
               --------------------------------------------------
                   COMBINED STATEMENTS OF CASH FLOWS (Note 9)
                   ------------------------------------------
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                ($ in thousands)

                                                    1999       1998      1997
                                                   -------   -------   -------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                       $ 4,906   $ 4,156   $ 3,806
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                  9,867     9,161     8,798
      Effect of recognizing rental revenues
        on a straight-line basis                     1,529     3,780     3,311
      Change in tenant rental receivables and
        other assets                                (3,465)     (434)      297
      Change in accounts payable and accrued
        liabilities related to operations            2,115         2      (423)
                                                   ---------------------------
Net cash provided by operating activities           14,952    16,665    15,789
                                                   ---------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from condemnation                            --     2,246        --
  Property acquisition and development
    expenditures                                    (3,857)   (6,112)  (15,501)
  Payment for deferred expenses and
    furniture, fixtures and equipment                 (886)   (3,886)     (757)
                                                   ---------------------------
Net cash used in investing activities               (4,743)   (7,752)  (16,258)
                                                   ---------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of notes payable                        (4,732)   (3,947)   (2,629)
  Proceeds from long term financing                     --    44,000    30,000
  Proceeds from line of credit                       5,771        --        --
  Repayments under line of credit                   (5,771)       --        --
  Partnership distributions                         (6,000)  (54,434)  (34,000)
                                                   ---------------------------
Net cash used in financing activities              (10,732)  (14,381)   (6,629)
                                                   ---------------------------
NET DECREASE IN CASH AND CASH
  EQUIVALENTS                                         (523)   (5,468)   (7,098)

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF YEAR                                            3,945     9,413    16,511
                                                   ---------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR           $ 3,422   $ 3,945   $ 9,413
                                                   ===========================

The accompanying notes are an integral part of these combined statements.

               WILDWOOD ASSOCIATES AND GREEN VALLEY ASSOCIATES II
               --------------------------------------------------
                     NOTES TO COMBINED FINANCIAL STATEMENTS
                     --------------------------------------
                        DECEMBER 31, 1999, 1998 AND 1997
                        --------------------------------

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

Depreciation and Amortization:

         Real estate assets are stated at depreciated cost. Buildings are depreciated over 25 to 40 years. Furniture, fixtures, and equipment are depreciated over 3 to 5 years. Leasehold improvements and tenant improvements are amortized over the life of the leases or useful life of the assets, whichever is shorter. Deferred expenses - which include certain marketing and leasing costs, loan acquisition costs and deferred operating expenses which are being passed through to tenants - are amortized over the period of estimated benefit. The straight-line method is used for all depreciation and amortization.

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

2.    FORMATION AND PURPOSE OF THE PARTNERSHIPS

         WWA and GVA II were formed under the terms of partnership agreements effective May 30, 1985 and March 31, 1988, respectively. The purpose of the Partnerships is, among other things, to develop and operate selected property within Wildwood Office Park ("Wildwood"), located in Atlanta, Georgia and the Summit Green project located in Greensboro, North Carolina (see Note 8).

         Wildwood is an office park containing a total of approximately 285 acres, of which approximately 92 acres are owned by WWA, and an estimated 13 acres are committed to be contributed to WWA by Cousins (see Note 3). Cousins owns the balance of the developable acreage in the park. At December 31, 1999, WWA's income producing real estate assets in Wildwood consisted of: six office buildings totaling 2,132,000 rentable square feet (including land under such buildings totaling approximately 56 acres); land parcels totaling approximately 14 acres leased to two banking facilities and five restaurants; and a 2 acre site on which a child care facility is constructed. In addition, WWA's assets include 34 acres of land held for future development, which is composed of a 4 acre site with approximately 58,000 square feet of office space which was purchased in 1986 for future development (classified with income producing properties in the accompanying financial statements), and 30 acres of other land to be developed (including additional land committed to be contributed by Cousins) (see Note 3).

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

         The status of contributions at December 31, 1999, was as follows ($ in thousands):

                                              IBM       COUSINS       TOTAL
                                            -------     -------      -------

         Cash contributed                   $46,590     $    84     $ 46,674
         Property contributed                16,267      54,472       70,739
         Land committed to be contributed        --       8,301        8,301
                                            --------------------------------
                  Total                     $62,857     $ 62,857    $125,714
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

         At December 31, 1999, Cousins was committed to contribute land on which an additional 598,493 GSF are developable, provided that regardless of planned use or density, 38,333 GSF shall be the minimum GSF attributed to each developable acre contributed. Cousins has also agreed to contribute infrastructure land in Wildwood, as defined, at no cost to WWA, in order to provide the necessary land for development of roads and utilities. The ultimate acreage remaining to be contributed by Cousins will depend upon the actual density achieved, but would be approximately 13 acres if the density were similar to that achieved on land contributed to date.

         WWA pays all of the expenses related to the Land Committed to be Contributed which were approximately $82,000, $87,000 and $143,000 in 1999, 1998 and 1997, respectively.

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

5.    FEES TO RELATED PARTIES

         The Partnerships engaged Cousins to manage, develop and lease the Partnerships' property. Fees to Cousins incurred by the Partnerships during 1999, 1998 and 1997 were as follows ($ in thousands):

                                            1999       1998       1997
                                           ------     ------     ------

         Development and tenant
              construction fees            $  246     $  123     $  406
         Management fees                    1,227      1,139      1,047
         Leasing and procurement fees         246      1,224        223
                                           ----------------------------
                                           $1,719     $2,486     $1,676
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

         At December 31, 1999, future minimum rentals to be received under existing non-cancelable leases, including tenants' current pro rata share of operating expenses are as follows ($ in thousands):

                                            Leases
                                Leases       With
                                 With        Third
                               Partners     Parties       Total
                               --------     -------       -----

         2000                   $ 9,946     $ 36,755     $ 46,701
         2001                     8,271       34,458       42,729
         2002                     8,555       34,388       42,943
         2003                     5,771       27,116       32,887
         2004                     5,771       23,428       29,199
         Thereafter               6,732      106,649      113,381
                                ---------------------------------
                                $45,046     $262,794     $307,840
                                =================================

         At December 31, 1999 and 1998, receivables which related to the cumulative excess of revenues recognized in accordance with SFAS No. 13 over revenues which accrued in accordance with the actual lease agreements totaled $5,711,000 and $7,240,000, respectively. Of the 1999 amount, 41% was related to leases with IBM.

7.    NOTES PAYABLE

         At December 31, 1999, notes payable included the following ($ in thousands):

                                                                                 Term/
                                                                             Amortization                  Balance at
                                                                                Period          Final     December 31,
             Description                                      Rate              (Years)       Maturity        1999
             -----------                                   ------------      ------------     --------    ------------

   Line of credit ($2 million maximum)                     LIBOR + .75%         1/ N/A           9/1/00     $     --
   2300 Windy Ridge Parkway Building mortgage note             7.56%            10/25           12/1/05       65,612
   3200 Windy Hill Road Building mortgage note                 8.23%            10/28            1/1/07       67,884
   4200 Wildwood Parkway Building mortgage note                6.78%            15.75/18        3/31/14       43,534
   4100/4300 Wildwood Parkway Buildings mortgage note          7.65%            15/25            4/1/12       26,784
   2500 Windy Ridge Parkway Building mortgage note             7.45%            10/20          12/15/05       23,368
                                                                                                            --------
                                                                                                            $229,182
                                                                                                            ========

         The 2300 Windy Ridge Parkway Building, the 3200 Windy Hill Road Building, the 4100/4300 Wildwood Parkway Buildings, and 4200 Wildwood Parkway mortgage notes provide for additional amortization in the later years of the notes (over that required by the amortization periods shown above) concurrent with scheduled rent increases.

         The line of credit matures September 1, 2000, but will automatically be renewed from year to year unless the lender provides a notice of non-renewal at least three months in advance of the annual renewal date. The line generally prohibits new borrowings other than those under the line, or the pledging of any assets not pledged as of August 1, 1990, without the Lender's prior approval. The line bears a floating interest rate equal to the daily London Interbank Offering Rate ("LIBOR") plus 3/4%, and there are no fees or compensating balance arrangements required under the line. Cousins and IBM have each severally guaranteed one-half of the line of credit. Assets with net carrying values of approximately $190,504,000 were pledged as security on the Partnerships' debt.

         The aggregate maturities of the indebtedness at December 31, 1999 summarized above are as follows ($ in thousands):

                           2000                 $  5,352
                           2001                    6,037
                           2002                    6,746
                           2003                    7,412
                           Thereafter            203,635
                                                --------
                                                $229,182
                                                ========

         The Partnerships capitalize interest expense to property under development as required by SFAS No. 34. In the year ended December 31, 1998, the Partnerships capitalized interest totaling $1,463,000. No interest was capitalized in 1999.

         The estimated fair value of the notes payable at December 31, 1999 was approximately $221 million, which was calculated by discounting future cash flows under the notes at estimated rates at which similar notes would be made currently.

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

9.    COMBINED STATEMENTS OF CASH FLOWS-SUPPLEMENTAL INFORMATION

         Interest paid (net of amounts capitalized) was as follows ($ in thousands):

                                  1999           1998           1997
                                  ----           ----           ----

         Interest paid           $17,861        $14,987        $12,700

         In 1997, one building with a total cost of $29,807,000 was transferred from Projects Under Construction to Income Producing Properties.



                                                                                                            SCHEDULE III

               WILDWOOD ASSOCIATES AND GREEN VALLEY ASSOCIATES II
                            REAL ESTATE AND ACCUMULATED DEPRECIATION
                                  DECEMBER 31, 1999
                                ($ in thousands)

    Column A                  Column B         Column C              Column D                       Column E
    --------                  --------         --------              --------                       --------
                                                                  Costs Capitalized            Gross Amount at Which
                                              Initial Cost           Subsequent                     Carried at
                                               to Company          to Acquisition                December 31, 1999
                                           -------------------   --------------------  -----------------------------------


                                                                            Carrying
                                                                              Costs
                                                    Buildings               Less Cost       Land        Buildings
                                                       and       Improve-   of Sales      and Land         and       Total
Description                  Encumbrances  Land   Improvements     ments    and Other   Improvements  Improvements    (a)
-----------                  ------------  ----   ------------   --------   ---------   ------------  ------------   -----
Wildwood Office Park -
   Cobb Co., GA
    2500 Windy Ridge           $ 23,368   $ 4,414   $ 14,814    $ 10,562   $    141       $ 4,414       $ 25,517   $ 29,931
    2300 Windy Ridge             65,612     8,927         --      62,926      5,429         8,927         68,355     77,282
    Parkside                         --     3,161      2,553        (610)       (45)        2,440          2,619      5,059
    3200 Windy Hill              67,884    10,503         --      68,491      5,470        10,503         73,961     84,464
    4100/4300 Wildwood Parkway   28,784     6,689     --          22,975        251         6,689         23,226     29,915
    4200 Wildwood Parkway        43,534     4,347         --      31,619        375         4,347         31,994     36,341
    Stand Alone Retail Sites         --     8,752      1,234       2,372        123         9,344          3,137     12,481
    Land committed to
       be contributed                --     7,919         --          --        382         8,301             --      8,301
    Other land and
       property                      --    11,547         --       4,524        209        13,415          2,865     16,557
                               --------------------------------------------------------------------------------------------
                               $229,182   $66,259   $ 18,601    $202,859   $ 12,335       $68,380       $231,674   $300,331
                               ============================================================================================

                                   Column F       Column G     Column H          Column I
                                   --------       --------     --------          --------



                                                                                   Life on
                                                                                  Which De-
                                                                                 preciation
                                     Accumu-                                       In 1999
                                      lated        Date of                         Income
                                    Deprecia-     Construc-       Date           Statement
                                    tion (a)        tion        Acquired         Is Computed
                                    ---------     ---------     --------         -----------
OPERATING PROPERTIES
--------------------
Wildwood Office Park -
   Cobb Co., GA
    2500 Windy Ridge                 $11,662         1985         1985             40 Years
    2300 Windy Ridge                  26,810         1986         1986             40 Years
    Parkside                           2,606         1980         1986             25 Years
    3200 Windy Hill                   24,039         1989         1989             40 Years
    4100/4300 Wildwood Parkway         3,422         1995         1986             30 Years
    4200 Wildwood Parkway              1,496         1996         1986             30 Years
    Stand Alone Retail Sites           1,486      Various      1985-1995            Various
    Land committed to
       be contributed                     --           --      1985-1986                 --
    Other land and
       property                        1,458      Various      1985-1986            Various
                                     -------
                                     $72,979
                                     =======

NOTE: (a)  Reconciliations of total real estate carrying value and accumulated depreciation for the three years ended December 31,
            1999 are as follows:
                                                        Real Estate                      Accumulated Depreciation
                                             ----------------------------------      -------------------------------
                                               1999         1998         1997          1999        1998        1997
                                             --------     --------     --------      -------     -------     -------
Balance at beginning of period               $296,474     $292,666     $280,790      $64,496     $56,560     $48,905
Additions during the period:
    Improvements, and other
      capitalized costs                         3,857        5,834       11,876           --          --          --
    Provisions for depreciation                    --           --           --        8,483       7,936       7,655
Deductions during the period:
    Condemnation of land                           --       (2,026)          --           --          --          --
                                             ----------------------------------      -------------------------------
Balance at close of period                   $300,331     $296,474     $292,666      $72,979     $64,496     $56,560
                                             ==================================      ===============================

                         REPORT OF INDEPENDENT AUDITORS
                         ------------------------------

To the Partners of
CSC Associates, L.P. (A Limited Partnership)

We have audited the accompanying balance sheets of CSC Associates, L.P. (the Partnership) as of December 31, 1999 and 1998, and the related statements of operations, partners' capital, and cash flows for each of the three years in the period ended December 31, 1999. Our audits also include the financial statement schedule of CSC Associates, L.P. listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CSC Associates, L.P. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                               ERNST & YOUNG LLP

Atlanta, Georgia
February 4, 2000



                              CSC ASSOCIATES, L.P.
                              --------------------
                                 BALANCE SHEETS
                                 --------------
                           DECEMBER 31, 1999 AND 1998
                           --------------------------
                                ($ in thousands)


                                     ASSETS
                                     ------

                                                            1999         1998
                                                          --------     --------
REAL ESTATE ASSETS:
  Building and improvements, including land and
    land improvements of $22,818 in 1999 and 1998         $212,308     $212,334
    Accumulated depreciation                               (46,795)     (40,033)
                                                          ---------------------
                                                           165,513      172,301
                                                          ---------------------
CASH                                                         2,269        1,741
                                                          ---------------------
NOTE RECEIVABLE (Note 4)                                    71,399       73,849
                                                          ---------------------
OTHER ASSETS:
  Deferred expenses, net of accumulated amortization
    of $5,156 and $4,280 in 1999 and 1998, respectively      6,418        6,789
  Straight-line rent, interest and other receivables
    (Note 3)                                                11,674       11,518
  Furniture, fixtures and equipment, net of accumulated
    depreciation of $63 and $40 in 1999 and 1998,
    respectively                                                76           56
    Other, net of accumulated amortization of $139 and
        $97 in 1999 and 1998 (Note 6)                          884          927
                                                          ---------------------
           Total other assets                               19,052       19,290
                                                          ---------------------
                                                          $258,233     $267,181
                                                          =====================

                        LIABILITIES AND PARTNERS' CAPITAL
                        ---------------------------------

NOTE PAYABLE (Note 4)                                     $ 71,399     $ 73,849

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES                     3,149        3,122
                                                          ---------------------
           Total liabilities                                74,548       76,971
                                                          ---------------------
PARTNERS' CAPITAL (Note 1)                                 183,685      190,210
                                                          ---------------------
                                                          $258,233     $267,181
                                                          =====================




The accompanying notes are an integral part of these balance sheets.



                              CSC ASSOCIATES, L.P.
                              --------------------
                            STATEMENTS OF OPERATIONS
                            ------------------------
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
              -----------------------------------------------------
                                ($ in thousands)

                                                   1999       1998       1997
                                                 -------    -------    -------

REVENUES:
    Rental income and recovery of expenses
        charged directly to specific tenants     $38,585    $36,956    $35,159
    Interest income (Note 4)                       4,639      4,790      4,931
                                                 -----------------------------
        Total revenues                            43,224     41,746     40,090
                                                 -----------------------------
EXPENSES:
    Real estate taxes                              3,856      3,407      3,349
    Management and personnel costs                 1,762      1,686      1,546
    Cleaning                                       1,453      1,352      1,253
    Utilities                                        874        811        887
    Contract security                                536        485        474
    Repairs and maintenance                          465        512        461
    Elevator                                         340        309        325
    Parking                                          286        299        260
    Grounds maintenance                              138        164        129
    Insurance                                        103        106        106
    General and administrative expenses               80         73         77
    Marketing and other expenses                      43        114         37
    Interest expense (Note 4)                      4,639      4,790      4,931
    Depreciation and amortization                  7,694      7,444      7,535
                                                 -----------------------------
           Total expenses                         22,269     21,552     21,370
                                                 -----------------------------
NET INCOME                                       $20,955    $20,194    $18,720
                                                 =============================


The accompanying notes are an integral part of these statements.



                              CSC ASSOCIATES, L.P.
                              ---------------------
                         STATEMENTS OF PARTNERS' CAPITAL
                         -------------------------------
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
              ----------------------------------------------------
                                ($ in thousands)










         BALANCE, December 31, 1996                   $200,346

           Net income                                   18,720
           Distributions                               (25,350)
                                                      --------
         BALANCE, December 31, 1997                    193,716

           Net income                                   20,194
           Distributions                               (23,700)
                                                      --------
         BALANCE, December 31, 1998                    190,210

           Net income                                   20,955
           Distributions                               (27,480)
                                                      --------
         BALANCE, December 31, 1999                   $183,685
                                                      ========










         The accompanying notes are an integral part of these statements.




                              CSC ASSOCIATES, L.P.
                              --------------------
                            STATEMENTS OF CASH FLOWS
                            ------------------------
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
              ----------------------------------------------------
                                ($ in thousands)

                                                      1999     1998     1997
                                                    -------  -------  -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                        $20,955  $20,194  $18,720
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation and amortization                   7,694    7,444    7,535
      Rental revenue recognized on straight-line
        basis different from rental revenue
        specified in the lease agreements                15     (164)    (238)
      Change in other receivables and
        other assets                                   (170)    (207)     (90)
      Change in accounts payable and accr ued
        accrued liabilities related to operations        27    1,640      454
                                                    -------------------------
Net cash provided by operating activities            28,521   28,907    6,381
                                                    -------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Additions to building and improvements                (99)  (3,480)    (433)
  Payments for deferred expenses                       (371)    (458)    (112)
  Collection of note receivable                       2,450    2,298    2,157
  Payments for furniture, fixtures and equipment        (43)     (15)     (30)
                                                    -------------------------
Net cash provided by (used in) investing activities   1,937   (1,655)   1,582
                                                    -------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of note payable                          (2,450)  (2,298)  (2,157)
  Partnership distributions                         (27,480) (23,700) (25,350)
                                                    -------------------------
Net cash used in financing activities               (29,930) (25,998)  27,507)
                                                    -------------------------
NET INCREASE IN CASH                                    528    1,254      456

CASH AT BEGINNING OF YEAR                             1,741      487       31
                                                    -------------------------
CASH AT END OF YEAR                                 $ 2,269  $ 1,741  $   487
                                                    =========================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
    INFORMATION:
      Cash paid during the year for interest        $ 4,646  $ 4,802  $ 4,937
                                                    =========================

The accompanying notes are an integral part of these statements.

                              CSC ASSOCIATES, L.P.
                              --------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                        DECEMBER 31, 1999, 1998 AND 1997
                        --------------------------------


1.       FORMATION OF THE PARTNERSHIP AND TERMS OF THE PARTNERSHIP AGREEMENT
         -------------------------------------------------------------------

         CSC Associates, L.P. ("CSC" or the "Partnership") was formed under the terms of a Limited Partnership Agreement dated September 29, 1989 and by the filing of its Certificate of Limited Partnership on October 27, 1989. C&S Premises, Inc. ("Premises") and Cousins Properties Incorporated ("CPI") each own a 1% general partnership and a 49% limited partnership interest in the Partnership. Premises is a wholly owned subsidiary of NB Holdings Corporation which is a wholly owned subsidiary of Bank of America. In 1996 Premises transferred its 1% general partnership interest in the partnership to C&S Premises-SPE, Inc., a wholly owned subsidiary of Premises. The Partnership was formed for the purpose of developing and owning a 1.4 million gross square foot office tower in downtown Atlanta, Georgia (the "Building"), which is the Atlanta headquarters of Bank of America Corporation.

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

2.       SIGNIFICANT ACCOUNTING POLICIES
         -------------------------------

Capitalization Policies
-----------------------

         All costs related to planning, developing and constructing the Building plus expenditures for the Building prior to the date it became operational for financial statement purposes have been capitalized. Interest expense, amortization of financing costs, and real estate taxes were also capitalized while the Building was under development.

Depreciation and Amortization
-----------------------------

         Real estate assets are carried at cost. Depreciation of the Building commenced on the date the Building became operational for financial statement purposes and the Building is being depreciated over 40 years. Leasehold and tenant improvements are amortized over the life of the related lease or the useful life of the asset, whichever is shorter. Furniture, fixtures, and equipment are depreciated over 5 years. Deferred expenses, which include certain marketing and leasing costs and deferred operating expenses which are being passed through to the tenants, are amortized over the period of estimated benefit. The straight line method is used for all depreciation and amortization.

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

Allowance for Doubtful Accounts
-------------------------------

         From time to time, the Partnership evaluates the need to establish an allowance for doubtful accounts based on a review of specific receivables. As of December 31, 1999 and 1998, there is no allowance for doubtful accounts included in the accompanying balance sheets.

Use of Estimates
----------------

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Reclassifications
-----------------

         Certain 1998 amounts have been reclassified to conform with 1999 presentation.

3.       LEASES
         ------

         The Partnership has leased office space to NB Holdings Corporation, as well as to unrelated third parties. The lease with NB Holdings Corporation was negotiated at rates comparable to those quoted to third parties. The leases contain escalation provisions and provisions requiring tenants to pay a pro rata share of operating expenses. The leases typically include renewal options and all are classified and accounted for as operating leases.

         At December 31, 1999, future minimum rentals to be received under existing non-cancelable leases, including tenants' current pro rata share of operating expenses, are as follows ($ in thousands):

                                      Lease          Leases
                                       With           With
                                    NB Holdings       Third
                                    Corporation      Parties          Total
                                    -----------     --------        --------
            2000                     $ 16,762       $ 19,829        $ 36,591
            2001                       16,762         20,032          36,794
            2002                       16,785         20,678          37,463
            2003                       16,788         21,040          37,828
            2004                       16,788         19,332          36,120
            Subsequent to 2004        124,598         57,334         181,932
                                     ---------------------------------------
                                     $208,483       $158,245        $366,728
                                     =======================================

         In the year ended December 31, 1999, income which would have accrued in accordance with the lease terms exceeded income recognized on a straight-line basis by $15,000. In the year ended December 31, 1998, income recognized on a straight-line basis exceeded income which would have accrued in accordance with the lease terms by approximately $164,000. At December 31, 1999 and 1998, receivables which related to the cumulative excess of revenues recognized in accordance with SFAS No. 13 over revenues which accrued in accordance with the actual lease agreements totaled approximately $10,819,000 and $10,834,000, respectively. Of that amount, 16% was related to leases with NB Holdings Corporation and approximately 37% and 33% was related to each of two professional services firms, respectively. At December 31, 1999 NB Holdings Corporation leased approximately 46% and two professional services firms leased approximately 17% and 16%, respectively, of the net rentable space of the Building.

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

         The Partnership has loaned the $80 million proceeds of the Notes to CPI under a non-recourse loan (the "CPI Loan") secured by CPI's Partnership interests under the same payment terms as those of the Notes. CPI paid all costs of issuing the Notes and the CPI Loan, including a $400,000 fee to an affiliate of Bank of America. In addition, CPI pays a monthly fee to an affiliate of Bank of America of .025% of the outstanding principal balance of the Notes. These fees totaled approximately $218,000 and $225,000 in 1999 and 1998, respectively.

         The estimated fair value of both the note payable and related note receivable at December 31, 1999 was $64 million which was calculated by discounting future cash flows under the notes at estimated rates at which similar notes would be made currently.

         The maturities of the Notes at December 31, 1999 are as follows (in thousands):

                           2000                       $ 2,610
                           2001                         2,782
                           2002                         2,965
                           2003                         3,159
                           2004                         3,367
                           Subsequent to 2004          56,516
                                                      -------
                                                      $71,399
                                                      =======

5.       RELATED PARTIES
         ---------------

         The Partnership engaged CPI and an affiliate of CPI to manage, develop and lease the Building. During 1999, 1998 and 1997, fees to CPI and its affiliate incurred by the Partnership were as follows ($ in thousands):

                                                1999       1998       1997
                                               ------     ------      ----
Development and tenant construction fees       $   27     $   38      $ 17
Leasing and procurement fees                       63        399        32
Management fees                                   959        917       870
                                               ---------------------------
                                               $1,049     $1,354      $919
                                               ===========================

6.       PARKING AGREEMENT
         -----------------

         On February 7, 1996, CSC entered into a 25 year Cross Parking License Agreement ("Parking Agreement") with the North Avenue Presbyterian Church ("NAPC") which allows CSC the use of 200 parking spaces in NAPC's parking deck which is located adjacent to NAPC. The agreement commenced on October 1, 1996. CSC paid a $1,000,000 contribution toward the construction cost of the parking deck as consideration for the Parking Agreement. The $1,000,000 contribution plus additional costs of approximately $23,000 are included in Other Assets and are being amortized over the 25 year life of the Parking Agreement. NAPC may reduce the number of parking spaces available to the Partnership or may terminate the Parking Agreement under certain conditions after the sixth year, at which time a partial refund of the $1,000,000 would be due to CSC. In addition, CSC is responsible for the maintenance of the parking deck and the payment of the related operating expenses.



                                                                                                            SCHEDULE III

                              CSC ASSOCIATES, L.P
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1999
                                ($ in thousands)

    Column A                  Column B         Column C              Column D                       Column E
    --------                  --------         --------              --------                       --------
                                                                  Costs Capitalized            Gross Amount at Which
                                              Initial Cost           Subsequent                     Carried at
                                               to Company          to Acquisition                December 31, 1999
                                           -------------------   --------------------  -----------------------------------


                                                                            Carrying
                                                                              Costs
                                                    Buildings               Less Cost       Land        Buildings
                                                       and       Improve-   of Sales      and Land         and       Total
Description                  Encumbrances  Land   Improvements     ments    and Other   Improvements  Improvements    (a)
-----------                  ------------  ----   ------------   --------   ---------   ------------  ------------   -----
Bank of America Plaza
   Atlanta, Georgia           $     --   $ 18,200    $  --      $183,659   $ 10,449      $ 22,818       $189,490   $212,308


                                   Column F       Column G     Column H          Column I
                                   --------       --------     --------          --------



                                                                                   Life on
                                                                                  Which De-
                                                                                 preciation
                                     Accumu-                                       In 1999
                                      lated        Date of                         Income
                                    Deprecia-     Construc-       Date           Statement
                                    tion (a)        tion        Acquired         Is Computed
                                    ---------     ---------     --------         -----------
Bank of America Plaza
   Atlanta, Georgia                  $46,795      1990-1992       1990               5-40


NOTE: (a)  Reconciliations of total real estate carrying value and accumulated depreciation for the three years ended December 31,
            1999 are as follows:



                                                                     Real Estate                      Accumulated Depreciation
                                                         -----------------------------------      -------------------------------
                                                           1999         1998          1997          1999        1998        1997
                                                         --------     --------      --------      -------     -------     -------

Balance at beginning of period                           $212,334     $209,120      $209,141      $40,033     $33,621     $27,621
Improvements and other capitalized costs                       99        3,480           420           --          --         --
Write offs of improvements and other capitalized costs       (125)        (266)         (441)        (125)       (266)      (441)
Provision for depreciation                                     --           --            --        6,887       6,678       6,441
                                                         -----------------------------------      -------------------------------
Balance at close of period                               $212,308     $212,334      $209,120      $46,795     $40,033     $33,621
                                                         ===================================      ===============================
