Form 10-Q
period 2000-03-31
COUSINS PROPERTIES INC
filed 2000-05-15
CIK 25232

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2000                  Commission file number 0-3576






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

     At April 30, 2000, 32,483,043 shares of common stock of the Registrant were outstanding.



            COUSINS PROPERTIES INCORPORATED AND CONSOLIDATED ENTITIES
                           CONSOLIDATED BALANCE SHEETS
                     ($ in thousands, except share amounts)



                                                     March 31,     December 31,
                                                       2000            1999
                                                    ----------     ------------
                                                    (Unaudited)

ASSETS
------
PROPERTIES:
   Operating properties, net of accumulated
     depreciation of $41,694 as of March 31, 2000
     and $35,929 as of December 31, 1999              $398,586       $365,976
   Land held for investment or future development       15,365         14,126
   Projects under construction                         324,238        348,065
   Residential lots under development                    5,675          4,687
                                                      --------       --------
     Total properties                                  743,864        732,854

CASH AND CASH EQUIVALENTS, at cost which
   approximates market                                  27,786          1,473

NOTES AND OTHER RECEIVABLES                             39,035         37,303

INVESTMENT IN UNCONSOLIDATED JOINT VENTURES            153,655        151,737

OTHER ASSETS                                            11,019          9,558
                                                      --------       --------
       TOTAL ASSETS                                   $975,359       $932,925
                                                      ========       ========

LIABILITIES AND STOCKHOLDERS' INVESTMENT
----------------------------------------

NOTES PAYABLE                                         $355,638       $312,257

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES                23,793         34,820

DEPOSITS AND DEFERRED INCOME                             1,174            861
                                                      --------       --------
       TOTAL LIABILITIES                               380,605        347,938
                                                      --------       --------
DEFERRED GAIN                                          114,548        115,576
                                                      --------       --------
MINORITY INTERESTS                                      31,618         31,689
                                                      --------       --------
COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS' INVESTMENT:
   Common stock, $1 par value,  authorized
     50,000,000 shares; issued 32,482,843
     shares at March 31, 2000 and 32,328,135
     shares at December 31, 1999                        32,483         32,328
   Additional paid-in capital                          261,242        256,988
   Treasury stock at cost, 153,600 shares in
     2000 and 1999                                      (4,990)        (4,990)
   Cumulative undistributed net income                 159,853        153,396
                                                      --------       --------
       TOTAL STOCKHOLDERS' INVESTMENT                  448,588        437,722
                                                      --------       --------
       TOTAL LIABILITIES AND STOCKHOLDERS' INVESTMENT $975,359       $932,925
                                                      ========       ========







The accompanying notes are an integral part of these consolidated balance sheets.



            COUSINS PROPERTIES INCORPORATED AND CONSOLIDATED ENTITIES
                        CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)
                   ($ in thousands, except per share amounts)


                                                           2000        1999
                                                         -------     -------
REVENUES:
   Rental property revenues                              $22,718     $11,665
   Development income                                      1,164       1,760
   Management fees                                         1,214       1,106
   Leasing and other fees                                    321         611
   Residential lot and outparcel sales                     1,978       2,677
   Interest and other                                      1,258         865
                                                         -------     -------
                                                          28,653      18,684
                                                         -------     -------
INCOME FROM UNCONSOLIDATED JOINT VENTURES                  3,877       4,107
                                                         -------     -------
COSTS AND EXPENSES:

   Rental property operating expenses                      6,646       3,201
   General and administrative expenses                     4,544       3,586
   Depreciation and amortization                           6,432       2,807
   Stock appreciation right expense (credit)                 237        (324)
   Residential lot and outparcel cost of sales             1,554       2,289
   Interest expense                                          497         365
   Property taxes on undeveloped land                       (268)        218
   Other                                                     246         290
                                                         -------     -------
                                                          19,888      12,432
                                                         -------     -------
INCOME FROM OPERATIONS BEFORE INCOME TAXES
   AND GAIN ON SALE OF INVESTMENT PROPERTIES              12,642      10,359

(BENEFIT) PROVISION FOR INCOME TAXES FROM OPERATIONS          (7)        865
                                                         -------     -------
INCOME BEFORE GAIN ON SALE OF INVESTMENT PROPERTIES       12,649       9,494

GAIN ON SALE OF INVESTMENT PROPERTIES, NET OF
   APPLICABLE INCOME TAX PROVISION                         8,292       5,508
                                                         -------     -------
NET INCOME                                               $20,941     $15,002
                                                         =======     =======

WEIGHTED AVERAGE SHARES                                   32,239      31,950
                                                         =======     =======
BASIC NET INCOME PER SHARE                               $   .65     $   .47
                                                         =======     =======
ADJUSTED WEIGHTED AVERAGE SHARES                          32,931      32,396
                                                         =======     =======
DILUTED NET INCOME PER SHARE                             $   .64     $   .46
                                                         =======     =======
CASH DIVIDENDS DECLARED PER SHARE                        $   .45     $   .41
                                                         =======     =======





The accompanying notes are an integral part of these consolidated statements.



            COUSINS PROPERTIES INCORPORATED AND CONSOLIDATED ENTITIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)
                                ($ in thousands)

                                                             2000        1999
                                                           -------     -------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Income before gain on sale of investment properties     $12,649     $ 9,494
   Adjustments to reconcile income before gain on sale
     of investment properties to net cash provided by
     operating activities:
       Depreciation and amortization, net of minority
         interest's share                                    6,139       2,807
       Stock appreciation right expense (credit)               237        (324)
       Cash charges to expense accrual for stock
         appreciation rights                                  (201)        (63)
       Effect of recognizing rental revenues on a
         straight-line basis                                (1,068)       (103)
       Income from unconsolidated joint ventures            (3,877)     (4,107)
       Operating distributions from unconsolidated
         joint ventures                                      7,687       9,989
       Residential lot and outparcel cost of sales           1,377       2,185
       Changes in other operating assets and liabilities:
         Change in other receivables                          (948)       (445)
         Change in accounts payable and accrued
           liabilities                                      (8,094)     (5,084)
                                                           -------     -------
Net cash provided by operating activities                   13,901      14,349
                                                           -------     -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Gain on sale of investment properties, net of
     applicable income tax provision                         8,292       5,508
   Adjustments to reconcile gain on sale of
     investment properties to net cash provided
     by sales activities:
       Cost of sales                                        17,419      10,161
       Deferred income recognized                           (1,028)     (1,035)
   Property acquisition and development expenditures       (38,414)    (52,920)
   Investment in unconsolidated joint ventures,
     including interest capitalized to equity investments   (5,728)    (11,356)
   Non-operating distributions from unconsolidated
     joint ventures                                              -       2,000
   Collection of notes receivable, net                         275       4,620
   Net cash received in formation of venture                     -      50,000
   Change in other assets, net                              (1,713)     (2,869)
                                                           -------     -------
Net cash (used in) provided by investing activities        (20,897)      4,109
                                                           -------     -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from line of credit                             69,796      85,178
   Repayment of line of credit                             (25,099)    (91,963)
   Dividends paid                                          (14,480)    (13,075)
   Common stock sold, net of expenses                        4,408       4,161
   Repayment of other notes payable                         (1,316)     (1,277)
                                                           -------     -------
Net cash provided by (used in) financing activities         33,309     (16,976)
                                                           -------     -------
NET INCREASE IN CASH AND CASH EQUIVALENTS                   26,313       1,482
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD             1,473       1,347
                                                           -------     -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $27,786     $ 2,829
                                                           =======     =======


The accompanying notes are an integral part of these consolidated statements.


            COUSINS PROPERTIES INCORPORATED AND CONSOLIDATED ENTITIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION
--------------------------

         The Consolidated Financial Statements include the accounts of Cousins Properties Incorporated ("Cousins"), its majority owned partnerships and wholly owned subsidiaries, Cousins Real Estate Corporation ("CREC") and its subsidiaries and CREC II Inc. ("CREC II") and its subsidiaries. All of the entities included in the Consolidated Financial Statements are hereinafter referred to collectively as the "Company."

         Cousins has elected to be taxed as a real estate investment trust ("REIT"), and intends to distribute 100% of its federal taxable income to stockholders, thereby eliminating any liability for future corporate federal income taxes. Therefore, the results included herein do not include a federal income tax provision for Cousins. However, CREC and its subsidiaries and CREC II and its subsidiaries are taxed separately from Cousins as regular corporations. Accordingly, the Consolidated Statements of Income include a (benefit) provision for CREC and CREC II's income taxes.

         The Consolidated Financial Statements were prepared by the Company without audit, but in the opinion of management reflect all adjustments necessary for the fair presentation of the Company's financial position as of March 31, 2000 and results of operations for the three month periods ended March 31, 2000 and 1999. Results of operations for the interim 2000 period are not necessarily indicative of results expected for the full year. While certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, the Company believes that the disclosures herein are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the Consolidated
Financial Statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999. The accounting policies employed are the same as those shown in Note 1 to the Consolidated Financial Statements included in such Form 10-K.

         Certain 1999 amounts have been reclassified to conform with the 2000 presentation.

2.   SUPPLEMENTAL INFORMATION CONCERNING CASH FLOWS
---------------------------------------------------

         Interest (net of $5,883,000 and $3,425,000 capitalized in 2000 and 1999, respectively) and income taxes paid were as follows for the three months ended March 31, 2000 and 1999 ($ in thousands):

                                                    2000          1999
                                                   ------        ------

                  Interest paid                    $  495        $1,043
                  Income taxes paid                $1,719        $  266

         During the three months ended March 31, 2000, approximately $51,250,000 was transferred from Projects Under Construction to Operating Properties and approximately $1,066,000 was transferred from Land Held for Investment or Future Development to Residential Lots Under Development.

         At March 31, 2000, cash and cash equivalents included approximately $25,383,000 from a property sale held in escrow pending reinvestment in a tax-deferred exchange and approximately $383,000 which is restricted under a municipal bond indenture.

3.   NOTES PAYABLE AND INTEREST EXPENSE
---------------------------------------

         At March 31, 2000 and December 31, 1999, notes payable included the following ($ in thousands):

                                                March 31, 2000                               December 31, 1999
                                    --------------------------------------        --------------------------------------
                                                   Share of                                      Share of
                                                Unconsolidated                                Unconsolidated
                                     Company    Joint Ventures      Total          Company    Joint Ventures      Total
                                    --------    --------------    --------        --------    --------------    --------
Floating Rate Lines
   of Credit and Construction
   Loans                            $175,349       $ 42,007       $217,356        $130,651       $ 28,504       $159,155
Other Debt
   (primarily non-recourse
     fixed rate mortgages)           180,289        189,222        369,511         181,606        190,235        371,841
                                    --------       --------       --------        --------       --------       --------
                                    $355,638       $231,229       $586,867        $312,257       $218,739       $530,996
                                    ========       ========       ========        ========       ========       ========

         For the three months ended March 31, 2000, interest expense was recorded as follows ($ in thousands):
                                                  Share of
                                               Unconsolidated
                                    Company    Joint Ventures      Total
                                    -------    --------------     -------

         Interest Expensed          $   497        $3,603         $ 4,100
         Interest Capitalized         5,883           565           6,448
                                    -------        ------         -------
                                    $ 6,380        $4,168         $10,548
                                    =======        ======         =======

         During the first quarter of 2000, interest was capitalized related to the Company's and the Company's share of unconsolidated joint venture projects under construction which had an average balance of approximately $436 million.

4.  EARNINGS PER SHARE DATA
---------------------------

         Weighted average shares and adjusted weighted average shares are as follows (in thousands):

                                                       March 31,     March 31,
                                                         2000          1999
                                                       ---------     ---------
          Weighted average shares                       32,239        31,950
          Dilutive potential common shares                 692           446
                                                        ------        ------
          Adjusted weighted average shares              32,931        32,396
                                                        ======        ======
          Anti-dilutive options not included                24         1,191
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

         The management of the Company evaluates performance of its reportable segments based on Funds From Operations ("FFO"). The Company calculates its FFO using the National Association of Real Estate Investment Trusts ("NAREIT") definition of FFO adjusted to (i) eliminate the recognition of rental revenues on a straight-line basis, (ii) reflect stock appreciation right expense on a cash basis and (iii) recognize certain fee income as cash is received rather than when recognized in the financial statements. The Company believes its FFO presentation more properly reflects its operating results. The Company's reportable segments are broken down based on what type of product the division provides. The divisions are managed separately because each product they provide has separate and distinct development issues, leasing and/or sales strategies and management issues. The notations (100%) and (JV) used in the following tables indicate wholly owned and unconsolidated joint ventures, respectively, and all amounts are in thousands.

Three Months Ended                           Office     Retail       Medical        Land      Unallocated
March 31, 2000                              Division   Division  Office Division  Division     and Other     Total
--------------                              --------   --------  ---------------  --------    -----------  --------
Rental property revenues (100%)             $ 13,193   $  5,875      $ 2,558      $    --       $    24    $ 21,650
Rental property revenues (JV)                 15,764        559           39           --            --      16,362
Development income, management
   fees and leasing and other fees (100%)      2,001         99          564           35            --       2,699
Development income, management
   fees and leasing and other fees (JV)          411         --           --           --            --         411
Other income (100%)                               --        650           --        1,328         1,258       3,236
Other income (JV)                                 --         --           --           43            27          70
                                            --------   --------      -------      -------       -------    --------
         Total revenues                       31,369      7,183        3,161        1,406         1,309      44,428
                                            --------   --------      -------      -------       -------    --------
Rental property operating expenses (100%)      4,862      1,338          686           --            (7)      6,879
Rental property operating expenses (JV)        4,275        133           13           --            --       4,421
Other expenses (100%)                          2,035      1,786        1,016        1,085         1,166       7,088
Other expenses (JV)                              294         --           --           11         4,047       4,352
                                            --------   --------      -------      -------       -------    --------
         Total expenses                       11,466      3,257        1,715        1,096         5,206      22,740
                                            --------   --------      -------      -------       -------    --------
Consolidated funds from operations            19,903      3,926        1,446          310        (3,897)     21,688
                                            --------   --------      -------      -------       -------    --------
Depreciation and amortization (100%)          (3,860)    (1,361)        (656)          --            (1)     (5,878)
Depreciation and amortization (JV)            (3,740)      (191)         (12)          --            --      (3,943)
Effect of the recognition of rental
   revenues on a straight-line basis (100%)    1,068         --           --           --            --       1,068
Effect of the recognition of rental
   revenues on a straight-line basis (JV)       (250)        --           --           --            --        (250)
Adjustment to reflect stock appreciation
   right expense on an accrual basis              --         --           --           --           (36)        (36)
Gain on sale of investment properties, net
   of applicable income tax provision             --         --           --           --         8,292       8,292
                                            --------   --------      -------      -------       -------    --------
Net income                                    13,121      2,374          778          310         4,358      20,941
Benefit for income taxes from operations          --         --           --           --            (7)         (7)
                                            --------   --------      -------      -------       -------    --------
Income from operations before taxes         $ 13,121   $  2,374      $   778      $   310       $ 4,351    $ 20,934
                                            ========   ========      =======      =======       =======    ========
Total assets                                $571,989   $253,541      $64,803      $11,711       $73,315    $975,359
                                            ========   ========      =======      =======       =======    ========

Investment in unconsolidated joint
  ventures                                  $128,472   $ 17,036      $ 1,379      $ 6,765       $     2    $153,655
                                            ========   ========      =======      =======       =======    ========

Three Months Ended                           Office     Retail       Medical        Land      Unallocated
March 31, 1999                              Division   Division  Office Division  Division     and Other    Total
--------------                              --------   --------  ---------------  --------    -----------  --------
Rental property revenues (100%)             $  6,013    $ 4,744      $   718      $    --       $    88    $ 11,563
Rental property revenues (JV)                 15,344      4,454          199           --            --      19,997
Development income, management
   fees and leasing and other fees             2,610        536          271           60            --       3,477
Other income (100%)                               --         --           --        2,677           865       3,542
Other income (JV)                                 --         --           --            6            28          34
                                            --------   --------      -------      -------       -------    --------
         Total revenues                       23,967      9,734        1,188        2,743           981      38,613
                                            --------   --------      -------      -------       -------    --------
Rental property operating expenses (100%)      1,961        999          210           --            31       3,201
Rental property operating expenses (JV)        4,568      1,074           65           --            --       5,707
Other expenses (100%)                             --         --           --        2,507         5,315       7,822
Other expenses (JV)                               --         --           --           11         3,563       3,574
                                            --------   --------      -------      -------       -------    --------
         Total expenses                        6,529      2,073          275        2,518         8,909      20,304
                                            --------   --------      -------      -------       -------    --------
Consolidated funds from operations            17,438      7,661          913          225        (7,928)     18,309
                                            --------   --------      -------      -------       -------    --------
Depreciation and amortization (100%)          (1,460)      (801)        (318)          --           (82)     (2,664)
Depreciation and amortization (JV)            (5,019)    (1,470)         (62)          --            --      (6,548)
Effect of the recognition of rental
   revenues on a straight-line basis (100%)      102         --           --           --            --         102
Effect of the recognition of rental
   revenues on a straight-line basis (JV)       (107)        15           --           --            --         (92)
Adjustment to reflect stock appreciation
   right expense on an accrual basis              --         --           --           --           387         387
Gain on sale of investment properties, net
   of applicable income tax provision             --         --           --           --         5,508       5,508
                                            --------   --------      -------      -------       -------    --------
Net income                                    10,954      5,405          533          225        (2,115)     15,002
Provision for income taxes from operations        --         --           --           --           865         865
                                            --------   --------      -------      -------       -------    --------
Income from operations before taxes         $ 10,954   $  5,405      $   533      $   225       $(1,250)   $ 15,867
                                            ========   ========      =======      =======       =======    ========
Total assets                                $404,421   $231,877      $55,537      $ 9,859       $46,571    $748,265
                                            ========   ========      =======      =======       =======    ========
Investment in unconsolidated joint
  ventures                                  $142,151   $ 76,286      $ 3,606      $ 1,812       $    17    $223,872
                                            ========   ========      =======      =======       =======    ========

Reconciliation to Consolidated Revenues
---------------------------------------

                                                    Three Months Ended
                                                  ----------------------
                                                  March 31,    March 31,
                                                    2000         1999
                                                  ---------    ---------
Rental property revenues (100%)                    $21,650      $11,563
Effect of the recognition of rental
   revenues on a straight-line basis (100%)          1,068          102
Development income, management fees
   and leasing and other fees                        2,699        3,477
Residential lot and outparcel sales                  1,978        2,677
Interest and other                                   1,258          865
                                                   -------      -------
Total consolidated revenues                        $28,653      $18,684
                                                   =======      =======

6.   LAGUNA NIGUEL PROMENADE
----------------------------

         On March 28, 2000, the Company sold Laguna Niguel Promenade, an approximately 154,000 square foot retail center located in Laguna Niguel, California for $26.7 million, which was approximately $6.4 million over the cost of the center. Including depreciation recapture of approximately $.8 million, the net gain on the sale was approximately $7.2 million. The net proceeds from the sale were placed in escrow pending a tax-deferred exchange to be identified by the Company. Subsequent to March 31, 2000, the net proceeds from the sale were released from escrow as no properties into which to exchange were identified.

7.   WARRANTS TO PURCHASE COMMON STOCK OF CYPRESS COMMUNICATIONS, INC.
----------------------------------------------------------------------
         In December 1999, the Company executed an Amended and Restated Master Communications License Transaction Agreement (the "Master Agreement") with Cypress Communications, Inc. ("Cypress") that provides for Cypress and the owner of each building subject to the Master Agreement to enter into a Communications License Agreement (an "Agreement") pursuant to which Cypress will have the non-exclusive right to access the risers and certain areas of certain of the Company's and its joint ventures' office and medical office buildings. Each Agreement allows Cypress to install equipment and wiring, at Cypress' sole cost and expense, and to offer a variety of telecommunication services to tenants of each of the applicable buildings. Each Agreement has a term of 5 years with an automatic renewal for another 5 years unless Cypress elects not to renew or Cypress fails to equip the applicable building with a server within 18 months of the execution of the Agreement.

         Pursuant to each Agreement, the Company will receive a percentage of the revenue earned by Cypress from tenants and third parties who use the telecommunication services. In addition, the Company has entered into a Stock Warrant Agreement with Cypress which provides that Cypress issue to the Company 54,000 warrants per one million gross leasable square feet in the buildings subject to the Master Agreement or approximately 345,329 warrants (of which 150,909 warrants relate to wholly owned buildings and 194,420 warrants relate to joint venture owned buildings), each warrant entitling the owner to purchase one share of Cypress' common stock at an exercise price of $4.22 per share. Certain provisions of the Stock Warrant Agreement can result in the return of said warrants, stock or gain proceeds from disposition of the stock upon the sale of the buildings. On February 10, 2000, Cypress completed its initial public offering of 10 million shares of common stock. The warrants have not been exercised, and the underlying common stock has not been registered and is not required to be registered until 18 months after completion of the initial public offering.

         The value of the warrants are included in both Other Assets and Deferred Income in the accompanying Consolidated Balance Sheet and were recorded on the date Cypress completed its initial public offering. The value of the warrants of $344,000 was determined based on the difference between management's estimate of the fair market value of the warrants less the exercise price times the number of warrants granted related to properties wholly owned by the Company.

         The Deferred Income will be amortized into Rental Property Revenues over the life of each Agreement after the aforementioned provisions, which could result in the return of the warrants, stock or gain proceeds, are no longer in effect. Pursuant to Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities," the asset will be adjusted to fair market value based on the current trading value of the Cypress common stock beginning within one year of the date at which the warrants are required to be registered, with such adjustment resulting in unrealized gains or losses which will be recognized as a separate component of Stockholders' Investment in the Consolidated Balance Sheet.

         On May 15, 2000, the Company received notice from Cypress that it would waive its rights regarding the provisions which could result in the return of the warrants, stock or gain proceeds from disposition of the stock upon the sale of the buildings.

PART I.  FINANCIAL INFORMATION
------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for the Three Months Ended March 31, 2000 and 1999

Results of Operations:
----------------------

         Rental Property Revenues and Operating Expenses. Rental property revenues increased approximately $11,053,000 in 2000. Rental property revenues from the Company's office portfolio increased approximately $8,146,000. The June 1999 acquisition of Inforum increased rental property revenues by approximately $4,482,000 in 2000. Three office buildings, AT&T Wireless Services Headquarters, 333 John Carlyle and 555 North Point Center East, which became partially operational for financial reporting purposes in September 1999, May 1999 and February 2000, respectively, contributed approximately $1,959,000, $938,000 and $278,000, respectively, to the increase. Rental property revenues from 101 Independence Center also increased approximately $348,000 in 2000. Additionally, rental property revenues from 615 Peachtree Street increased approximately $133,000 in 2000 as the average economic occupancy increased to 80% in 2000 from 60% in 1999.

         Rental property revenues from the Company's retail portfolio increased approximately $1,131,000 in 2000. Rental property revenues increased approximately $1,360,000 from The Avenue East Cobb, which became partially operational for financial reporting purposes in September 1999. The increase was partially offset by the sale of Abbotts Bridge Station in February 1999, which decreased rental property revenues by approximately $157,000.

         Rental property revenues from the Company's medical office portfolio increased approximately $1,840,000 in 2000. Meridian Mark Plaza became partially operational for financial reporting purposes in April 1999, which contributed $1,012,000 to the increase. AtheroGenics and Northside/Alpharetta II became partially operational for financial reporting purposes in March 1999 and September 1999, respectively, which contributed $211,000 and $611,000, respectively, to the increase.

         Rental property operating expenses increased approximately $3,445,000 due to the aforementioned office buildings, retail centers and medical office buildings becoming partially operational, as well as the acquisition of Inforum in June 1999.

         Development Income. Development income decreased approximately $596,000 in 2000. Development income decreased approximately $450,000 in 2000 from the build-to-suit for Walgreens on an outparcel at Colonial Plaza MarketCenter. Development income also decreased approximately $320,000 from Cousins LORET Venture, L.L.C. ("Cousins LORET") related to the development of The Pinnacle and approximately $285,000 from the third party development of Total System Services, Inc.'s corporate headquarters. The decrease was partially offset by an increase of approximately $343,000 in development income from the Crawford Long Hospital campus redevelopment and the joint venture medical office building. The decrease in development income was also partially offset by approximately $158,000 from the development of 1155 Perimeter Center West and approximately $122,000 from the third party development of Cox Enterprises' corporate headquarters.

         Leasing and Other Fees. Leasing and other fees decreased approximately $290,000 in 2000. Leasing fees from Cousins LORET decreased approximately $415,000 in 2000 primarily related to the lease-up of The Pinnacle. This decrease was partially offset by an increase of leasing fees of approximately $147,000 from Wildwood Associates, mainly due to lease-up of the 2300 Windy Ridge Parkway Building in 2000.

         Residential Lot and Outparcel Sales and Cost of Sales. Residential lot and outparcel sales decreased approximately $699,000 in 2000. The decrease was partially due to a decrease in residential lot sales from 61 lots in 1999 to 29 lots in 2000, which decreased residential lot sales recognized approximately $1,349,000. Partially offsetting the decrease was an outparcel sale recognized by a subsidiary of CREC in 2000 totaling approximately $650,000, as compared to no outparcel sales in 1999.

         Residential  lot and outparcel  cost of sales  decreased  approximately
$735,000 in 2000. Residential lot cost of sales decreased approximately $1,137,000 due to the aforementioned decrease in the number of lots sold. The decrease in cost of sales was less than the corresponding decrease in sales due to an increase in 2000 of the gross profit percentages used to calculate the cost of sales on residential lot sales in certain of the residential developments. The decrease was partially offset by an increase in outparcel cost of sales in 2000 of approximately $402,000 due to the aforementioned outparcel sale.

         Interest  and  Other  Income.   Interest  and  other  income  increased
approximately $393,000 in 2000, mainly due to interest income recognized in 2000 from the $18.6 million note receivable from Charlotte Gateway Village, LLC.

         Income from Unconsolidated Joint Ventures. (All amounts reflect the Company's share of joint venture income.) Income from unconsolidated joint ventures decreased approximately $230,000 in 2000.

         Income from Wildwood Associates increased approximately $528,000 in 2000. The increase is partially due to an increase in income before depreciation, amortization and interest expense from the 3200 Windy Hill Road Building of approximately $206,000 due to an increase in the average economic occupancy to 100% in 2000 from 91% in 1999. The increase is also partially due to an increase in income before depreciation, amortization and interest expense from the 4200 Wildwood Parkway Building of approximately $237,000 due to an increase in average economic occupancy to 100% in 2000 from 61% in 1999.

         Income from Haywood Mall Associates decreased approximately $1,137,000 in 2000 due to the June 1999 sale of the Company's 50% interest in Haywood Mall.

         Income from CP Venture LLC increased approximately $214,000 in 2000 due to a decrease in amortization expense.

         Income from Cousins LORET decreased approximately $183,000. Depreciation and amortization expense increased approximately $417,000 due to The Pinnacle becoming partially operational, which contributed to the decrease in income from Cousins LORET. Additionally, capitalized interest decreased by approximately $495,000 in 2000 due to The Pinnacle becoming fully operational for financial reporting purposes in December 1999. Income before depreciation, amortization and interest expense from The Pinnacle increased approximately $736,000 due to an increase in the average economic occupancy to 88% in 2000 from 72% in 1999, which partially offset the decrease.

         Income from 285 Venture, LLC increased approximately $142,000 in 2000 as 1155 Perimeter Center West became partially operational in January 2000.

         Income from Cousins Stone LP increased approximately $117,000 in 2000. This venture was formed in June 1999 when the Company purchased Faison's 50% interest in Faison-Stone.

         General  and  Administrative  Expenses.   General  and  administrative
expenses increased approximately $958,000 in 2000. The increase was primarily due to the Company's continued expansion.

         Depreciation and Amortization. Depreciation and amortization increased approximately $3,625,000 in 2000 due to the aforementioned acquisition of Inforum in June 1999 and the aforementioned office buildings, retail centers and medical office buildings becoming partially operational.

         Stock Appreciation Right Expense (Credit). The stock appreciation right expense increased approximately $561,000 from a credit of $324,000 in 1999 to an expense of $237,000 in 2000. This non-cash item is primarily related to the Company's stock price, which was $33.9375 and $36.8125 at December 31, 1999 and March 31, 2000, respectively; and $32.25 and $28.9375 at December 31, 1998 and March 31, 1999, respectively.

         Interest Expense. Interest expense increased approximately $132,000 in 2000. Interest expense before capitalization increased approximately $2,590,000 to $6,380,000 in 2000 from $3,790,000 in 1999 due to higher debt levels. Partially offsetting this increase was an increase of approximately $2,458,000 in interest capitalized to projects under development (a reduction of interest expense) to $5,883,000 in 2000 from $3,425,000 in 1999.

         Property Taxes on Undeveloped Land. Property taxes on undeveloped land decreased approximately $486,000 in 2000 due to the reversal of estimated amounts accrued for anticipated reassessments of the Company's North Point and Wildwood land holdings. The final reassessments, after appeal, were lower than the anticipated reassessments and the accrual was reduced.

         Gain on Sale of Investment Properties. Gain on sale of investment properties increased approximately $2,784,000 in 2000. The 2000 gain included the following: the March 2000 sale of Laguna Niguel Promenade ($7.2 million) and the amortization of deferred gain from CP Venture LLC ($1.0 million). The 1999 gain included the following: the January 1999 sale of 3 acres of McMurray land ($.1 million gain), the February 1999 sale of Abbotts Bridge Station, a neighborhood retail center ($3.5 million gain), the March 1999 sale of Kennesaw Crossings neighborhood retail center ($.9 million gain) and the amortization of deferred gain from CP Venture LLC ($1.0 million).

Liquidity and Capital Resources:
--------------------------------

         Financial Condition. The Company's adjusted debt (including its pro rata share of unconsolidated joint venture debt) was 31% of total market capitalization at March 31, 2000. Adjusted debt is defined as the Company's debt and the Company's pro rata share of unconsolidated joint venture debt as disclosed in Note 4 of "Notes to Consolidated Financial Statements" in the Company's annual report on Form 10-K for the year ended December 31, 1999, excluding the Charlotte Gateway Village, LLC debt as it is fully exculpated debt which is supported by a long-term lease to Bank of America Corporation.

         The Company has development and acquisition projects in various planning stages. The Company currently intends to finance these projects, as well as the completion of projects currently under construction, using its existing lines of credit (increasing those lines of credit as required), long-term non-recourse financing on the Company's unleveraged projects, joint ventures, project sales and other financings as market conditions warrant. In September 1996, the Company filed a shelf registration statement with the Securities and Exchange Commission ("SEC") for the offering from time to time of up to $200 million of common stock, warrants to purchase common stock and debt securities, of which approximately $132 million remains available at March 31, 2000.

         The Company from time to time evaluates opportunities and strategic alternatives, including but not limited to joint ventures, mergers and acquisitions and new private or publicly-owned entities created to hold existing assets and acquire new assets. These alternatives may also include sales of single or multiple assets when the Company perceives opportunities to capture value and redeploy proceeds or distribute proceeds to stockholders. The Company's consideration of these alternatives is part of its ongoing strategic planning process. There can be no assurance that any such alternative, if undertaken and consummated, would not materially adversely affect the Company or the market price of Cousins' Common Stock.

         Cash  Flows.  Net  cash  provided  by  operating  activities  decreased approximately $.4 million in 2000. Changes in other operating assets and liabilities increased approximately $3.5 million which contributed to the decrease. Residential lot and outparcel cost of sales decreased approximately $.8 million due to the aforementioned decrease in the number of residential lots sold in 2000, partially offset by an increase in outparcel sales. Operating distributions from unconsolidated joint ventures decreased approximately $2.3 million, primarily due to approximately $2.0 million of operating distributions from Cousins LORET in 1999 and none in 2000. Income from unconsolidated joint ventures decreased approximately $.2 million, as previously discussed, which further contributed to the decrease in net cash provided by operating activities. Additionally, the effect of recognizing rental revenues on a straight-line basis decreased net cash provided by operating activities by approximately $1.0 million. Partially offsetting the increase in net cash provided by operating activities was an increase in income before gain on sale of investment properties of approximately $3.2 million. Also, depreciation and amortization increased $3.3 million. Stock appreciation right expense also increased approximately $.6 million.

         Net cash used in investing activities increased approximately $25.0 million in 2000 from net cash provided by investing activities in 1999. Net cash received in formation of venture (see Note 5 of "Notes to Consolidated Financial Statements" in the Company's annual report on Form 10-K for the year ended December 31, 1999) decreased approximately $50.0 million in 2000 which primarily caused the increase in the net cash used in investing activities. The collection of notes receivable also decreased approximately $4.4 million due to the
repayment  of  the  Cousins  LORET  note   receivable  in  1999.   Non-operating
distributions from unconsolidated joint ventures decreased approximately $2.0 million, which also partially contributed to the increase in net cash used in investing activities. In 1999, Cousins LORET distributed approximately $2.0 million, which represented a portion of the proceeds from the $70 million financing of The Pinnacle in December 1998. The increase in net cash used in investing activities from net cash provided by investing activities was partially offset by a decrease of approximately $14.5 million in property acquisition and development expenditures, as a result of the Company having a higher level of expenditures for projects under development in 1999. Net cash provided by sales activities increased approximately $10.0 million also partially offsetting the increase in net cash used in investing activities due primarily to the sale of Laguna Niguel Promenade in 2000. Investment in unconsolidated joint ventures also decreased approximately $5.6 million primarily due to a contribution of approximately $4.8 million in 1999 to Charlotte Gateway Village, LLC. Additionally, contributions to 285 Venture, LLC decreased approximately $1.6 million in 2000. Change in other assets, net, also decreased approximately $1.1 million, which further offset the aforementioned increases.

         Net cash provided by financing activities increased approximately $50.3 million in 2000 from net cash used in financing activities in 1999, which was primarily attributable to an increase of approximately $51.5 million in the net amount drawn on the Company's line of credit. An increase in the dividends paid per share to $.45 in 2000 from $.41 in 1999 and an increase in the number of shares outstanding partially offset the decrease as dividends paid increased approximately $1.4 million.

Quantitative and Qualitative Disclosure About Market Risk:
----------------------------------------------------------

         There have been no significant changes in the Company's market risk related to its notes payable and notes receivable from that disclosed in the Company's annual report on Form 10-K for the year ended December 31, 1999.

Year 2000:
----------

         The "Year 2000 issue" is the result of certain computer systems, software, electronic equipment or embedded chips (collectively known as "computer systems") being written using two digits rather than four to define the applicable year. Therefore, certain computer systems may not distinguish between a year that begins with a "20" rather than a "19." This could have resulted in system failures which could have disrupted operations. No significant delays in processing or interruption of business have occurred to date due to the start of the Year 2000.

         The Company assessed the impact of the Year 2000 issue on its business and operations and attempted to identify the areas which rely on computer systems and could have been potentially impacted, which mainly included the systems utilized in the operations of its real estate properties and in the processing of its accounting data.

         The Company completed an inventory of the material computer systems being utilized in its existing operating real estate properties which could have been adversely affected by the Year 2000 issue. Such systems included, but not limited to, building control systems, heating and air conditioning controls, elevator controls, fire alarms and security devices. Certain of these systems were replaced, upgraded or modified as deemed necessary, the cost of which was not material.

         The Company upgraded its accounting software to a version that its software vendor has represented to be Year 2000 compliant, as they define it. The hardware and operating system used to run the accounting software has been represented to be Year 2000 compliant. The Company has also assessed its non-financial computer systems, and replaced, upgraded or modified such systems as needed. The cost of the upgrades to the accounting software and non-financial computer systems was not material.

         The Company completed its survey of all material third party vendors to determine their Year 2000 compliance status and has received certificates, where possible, as to their compliancy. No estimates can be made as to any potential adverse impact resulting from the failure of any third party vendor or service provider to be Year 2000 compliant. To the extent the Year 2000 issue has a material adverse effect on the business operations or financial condition of third parties with which the Company has material relationships, such as vendors, suppliers, tenants and financial institutions, the Year 2000 issue could also have a material adverse effect on the Company's business, results of operations and financial condition. To date, there have been no significant issues or interruptions of business and, based upon an assessment of the current compliance by third parties, there appears to be no material business risk posed by any such non-compliance as a result of a vendor not being Year 2000 compliant.

         To date, the cost to analyze and prepare for the Year 2000 issue has not been material. The Company does not expect to incur any additional costs to address the Year 2000 issue. There can be no assurance that the Company will be able to identify and correct all aspects of the effect of the Year 2000 issue on the Company. However, the Company does not currently expect the Year 2000 issue will have a material impact on the Company's business, operations or financial condition.

Supplemental Financial Information:
-----------------------------------

         Depreciation and amortization expense included the following components for the three months ended March 31, 2000 ($ in thousands):

                                                          Share of
                                                       Unconsolidated
                                            Company    Joint Ventures    Total
                                            -------    --------------   -------

      Furniture, fixtures and equipment     $  194         $   45       $   239
      Deferred financing costs                  --              4             4
      Goodwill and related business
        acquisition costs                       75             --            75
      Real estate related:
        Building (including tenant
           first generation)                 5,576          3,693         9,269
        Tenant second generation               294            183           477
                                            ------         ------       -------
                                            $6,139         $3,925       $10,064
                                            ======         ======       =======

         Exclusive of new developments and purchases of furniture, fixtures and equipment, the Company had the following capital expenditures during the three months ended March 31, 2000, including its share of unconsolidated joint ventures ($ in thousands):

                                           Office    Retail    Medical    Total
                                           ------    ------    -------    -----

       Second generation related costs      $483      $ 91      $ 43      $617
       Building improvements                  47        23        30       100
                                            ----      ----      ----      ----
                                            $530      $114      $ 73      $717
                                            ====      ====      ====      ====



PART II.  OTHER INFORMATION
---------------------------

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         (a) The Company's Annual Meeting of Stockholders was held on May 2, 2000.

         (b)  Not applicable.

         (c) The following proposals were adopted by the stockholders of the Company:

              (i)  The election of seven Directors.

                   The vote on the above was:

                                                For        Against    Abstained
                                             ----------    -------    ---------
                   Richard W. Courts, II     28,760,486        --       91,930
                   Thomas G. Cousins         28,762,485        --       89,931
                   Lillian C. Giornelli      28,760,986        --       91,430
                   Terence C. Golden         28,760,257        --       92,159
                   Boone A. Knox             28,762,486        --       89,930
                   William Porter Payne      28,762,186        --       90,230
                   Richard E. Salomon        28,760,386        --       92,030

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------
         (a)  Exhibits

              27    Financial Data Schedule

         (b)  Reports on Form 8-K
              -------------------
              There have been no reports on Form 8-K filed by the Registrant during the quarter ended March 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   COUSINS PROPERTIES INCORPORATED
                                   Registrant

                                   /s/ Kelly H. Barrett________________________
                                   --------------------
                                   Kelly H. Barrett
                                   Senior Vice President - Finance
                                   (Authorized Officer)
                                   (Principal Accounting Officer)








May 15, 2000