Form 10-Q
period 2000-06-30
COUSINS PROPERTIES INC
filed 2000-08-14
CIK 25232

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2000                   Commission file number 0-3576






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

     At July 31, 2000, 32,566,298 shares of common stock of the Registrant were outstanding.



            COUSINS PROPERTIES INCORPORATED AND CONSOLIDATED ENTITIES
                           CONSOLIDATED BALANCE SHEETS
                     ($ in thousands, except share amounts)



                                                         June 30,   December 31,
                                                           2000         1999
                                                        ----------  ------------
                                                       (Unaudited)

ASSETS
------
PROPERTIES:

   Operating properties, net of accumulated
     depreciation of $50,926 as of June 30, 2000
     and $35,929 as of December 31, 1999                $543,317      $365,976
   Land held for investment or future development         15,032        14,126
   Projects under construction                           218,421       348,065
   Residential lots under development                      4,207         4,687
                                                        --------      --------
     Total properties                                    780,977       732,854

CASH AND CASH EQUIVALENTS, at cost which
   approximates market                                     2,317         1,473

NOTES AND OTHER RECEIVABLES                               40,097        37,303

INVESTMENT IN UNCONSOLIDATED JOINT VENTURES              152,000       151,737

OTHER ASSETS                                              11,345         9,558
                                                        --------      --------
       TOTAL ASSETS                                     $986,736      $932,925
                                                        ========      ========
LIABILITIES AND STOCKHOLDERS' INVESTMENT
----------------------------------------

NOTES PAYABLE                                           $359,680      $312,257

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES                  31,244        34,820

DEPOSITS AND DEFERRED INCOME                               1,662           861
                                                        --------      --------
       TOTAL LIABILITIES                                 392,586       347,938
                                                        --------      --------
DEFERRED GAIN                                            113,503       115,576
                                                        --------      --------
MINORITY INTERESTS                                        31,158        31,689
                                                        --------      --------
COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS' INVESTMENT:

   Common stock, $1 par value,  authorized
     50,000,000 shares; issued 32,566,298
     shares at June 30, 2000 and 32,328,135
     shares at December 31, 1999                          32,566        32,328
   Additional paid-in capital                            263,469       256,988
   Treasury stock at cost, 153,600 shares
     in 2000 and 1999                                     (4,990)       (4,990)
   Cumulative undistributed net income                   158,444       153,396
                                                        --------      --------
       TOTAL STOCKHOLDERS' INVESTMENT                    449,489       437,722
                                                        --------      --------
       TOTAL LIABILITIES AND STOCKHOLDERS' INVESTMENT   $986,736      $932,925
                                                        ========      ========



The accompanying notes are an integral part of these consolidated balance sheets.



            COUSINS PROPERTIES INCORPORATED AND CONSOLIDATED ENTITIES
                        CONSOLIDATED STATEMENTS OF INCOME
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)
                    (In thousands, except per share amounts)

                                           Three Months         Six Months
                                          Ended June 30,       Ended June 30,
                                         ----------------     ----------------
                                           2000     1999        2000     1999
                                         -------  -------     -------  -------
REVENUES:
   Rental property revenues              $27,531  $12,967     $50,249  $24,632
   Development income                      1,009    1,374       2,173    3,134
   Management fees                         1,237    1,255       2,451    2,361
   Leasing and other fees                    794    1,688       1,115    2,299
   Residential lot and outparcel sales     3,932    4,974       5,910    7,651
   Interest and other                      1,339      829       2,597    1,694
                                         -------  -------     -------  -------
                                          35,842   23,087      64,495   41,771
                                         -------  -------     -------  -------
INCOME FROM UNCONSOLIDATED JOINT
   VENTURES                                4,407    5,392       8,284    9,499
                                         -------  -------     -------  -------
COSTS AND EXPENSES:
   Rental property operating expenses      7,962    3,827      14,608    7,028
   General and administrative expenses     4,916    3,447       9,460    7,033
   Depreciation and amortization           8,009    3,019      14,441    5,826
   Stock appreciation right expense          129      460         366      136
   Residential lot and outparcel cost
     of sales                              3,613    3,859       5,167    6,148
   Interest expense                        2,998       65       3,495      430
   Property taxes on undeveloped land        191      224         (77)     442
   Other                                     984      820       1,230    1,110
                                         -------  -------     -------  -------
                                          28,802   15,721      48,690   28,153
                                         -------  -------     -------  -------
INCOME FROM OPERATIONS BEFORE
   INCOME TAXES                           11,447   12,758      24,089   23,117

(BENEFIT) PROVISION FOR INCOME TAXES
   FROM OPERATIONS                          (117)     390        (124)   1,255

INCOME BEFORE GAIN ON SALE OF
   INVESTMENT PROPERTIES                  11,564   12,368      24,213   21,862

GAIN ON SALE OF INVESTMENT PROPERTIES,
   NET OF APPLICABLE INCOME TAX
   PROVISION                               1,575   51,198       9,867   56,706
                                         -------  -------     -------  -------
NET INCOME                               $13,139  $63,566     $34,080  $78,568
                                         =======  =======     =======  =======

WEIGHTED AVERAGE SHARES                   32,359   32,079      32,299   32,015
                                         =======  =======     =======  =======

BASIC NET INCOME PER SHARE               $   .41  $  1.98     $  1.06  $  2.45
                                         =======  =======     =======  =======

ADJUSTED WEIGHTED AVERAGE SHARES          33,215   32,749      33,076   32,578
                                         =======  =======     =======  =======

DILUTED NET INCOME PER SHARE             $   .40  $  1.94     $  1.03  $  2.41
                                         =======  =======     =======  =======

CASH DIVIDENDS DECLARED PER SHARE        $   .45  $   .41     $   .90  $   .82
                                         =======  =======     =======  =======



The accompanying notes are an integral part of these consolidated statements.



            COUSINS PROPERTIES INCORPORATED AND CONSOLIDATED ENTITIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)
                                ($ in thousands)

                                                             2000        1999
                                                           --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Income before gain on sale of investment properties      $ 24,213    $ 21,862
  Adjustments to reconcile income before gain on sale
    of investment properties to net cash provided by
    operating activities:
       Depreciation and amortization, net of minority
         interest's share                                    13,846       5,826
       Stock appreciation right expense                         366         136
       Cash charges to expense accrual for stock
         appreciation rights                                   (299)       (122)
       Effect of recognizing rental revenues on a
         straight-line basis                                 (1,432)       (202)
       Income from unconsolidated joint ventures             (8,284)     (9,499)
       Operating distributions from unconsolidated
       joint ventures                                        18,369      24,192
       Residential lot and outparcel cost of sales            4,803       6,019
       Changes in other operating assets and liabilities:
         Change in other receivables                         (3,152)     (1,447)
         Change in accounts payable and accrued liabilities     413       2,189
                                                           --------    --------
Net cash provided by operating activities                    48,843      48,954
                                                           --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Gain on sale of investment properties, net of
    applicable income tax provision                           9,867      56,706
  Adjustments to reconcile gain on sale of investment
    properties to net cash provided by sales activities:
      Cost of sales                                          17,510      28,178
      Deferred income recognized                             (2,056)     (2,066)
  Property acquisition and development expenditures         (87,564)   (195,572)
  Investment in unconsolidated joint ventures, including
    interest capitalized to equity investments              (10,348)    (23,189)
  Non-operating distributions from unconsolidated
    joint ventures                                                -       2,000
  Collection of notes receivable                              1,778       5,521
  Net cash received in formation of venture                       -     100,000
  Investment in notes receivable                                  -          (4)
  Change in other assets, net                                (2,299)     (1,399)
                                                           --------    --------
Net cash used in investing activities                       (73,112)    (29,825)
                                                           --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from line of credit                              126,488     170,672
  Repayment of line of credit                              (164,893)   (163,969)
  Proceeds from other notes payable                          89,944           -
  Dividends paid                                            (29,029)    (26,219)
  Common stock sold, net of expenses                          6,719       6,998
  Repayment of other notes payable                           (4,116)     (2,582)
                                                           --------    --------
Net cash provided by (used in) financing activities          25,113     (15,100)
                                                           --------    --------
NET INCREASE IN CASH AND CASH EQUIVALENTS                       844       4,029
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD              1,473       1,349
                                                           --------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $  2,317    $  5,378
                                                           ========    ========


The accompanying notes are an integral part of these consolidated statements.

            COUSINS PROPERTIES INCORPORATED AND CONSOLIDATED ENTITIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)

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

         The Consolidated Financial Statements were prepared by the Company without audit, but in the opinion of management reflect all adjustments necessary for the fair presentation of the Company's financial position as of June 30, 2000 and results of operations for the three and six month periods ended June 30, 2000 and 1999. Results of operations for the interim 2000 periods are not necessarily indicative of results expected for the full year. While certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, the Company believes that the disclosures herein are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the
Consolidated Financial Statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999. The accounting policies employed are the same as those shown in Note 1 to the Consolidated Financial Statements included in such Form 10-K.

         Certain 1999 amounts have been reclassified to conform with the 2000 presentation.

2.   SUPPLEMENTAL INFORMATION CONCERNING CASH FLOWS
---------------------------------------------------

         Interest (net of $9,657,000 and $7,209,000 capitalized in 2000 and 1999, respectively) and income taxes paid (net of refunds of $27,000 in 2000) were as follows for the six months ended June 30, 2000 and 1999 ($ in thousands):

                                                 2000         1999
                                                ------       ------

             Interest paid                      $2,075       $1,137
             Income taxes paid                  $2,841       $1,336

         During the six months ended June 30, 2000, approximately $197,827,000 was transferred from Projects Under Construction to Operating Properties and approximately $1,066,000 was transferred from Land Held for Investment or Future Development to Residential Lots Under Development.

         At June 30, 2000, cash and cash equivalents included approximately $630,000 from a property sale held in escrow pending reinvestment in a tax-deferred exchange and approximately $389,000 which is restricted under a municipal bond indenture.

3.   NOTES PAYABLE AND INTEREST EXPENSE
---------------------------------------

         At June 30, 2000 and December 31, 1999, notes payable included the following ($ in thousands):

                                                 June 30, 2000                              December 31, 1999
                                     ------------------------------------        --------------------------------------
                                                    Share of                                     Share of
                                                 Unconsolidated                               Unconsolidated
                                      Company    Joint Ventures    Total          Company     Joint Ventures     Total
                                     --------    --------------  --------        --------     --------------   --------
Floating Rate Lines
   of Credit and Construction
   Loans                             $ 92,247       $ 53,615     $145,862        $130,651        $ 28,504      $159,155
Other Debt
   (primarily non-recourse
     fixed rate mortgages)            267,433        188,174      455,607         181,606         190,235       371,841
                                     --------       --------     --------        --------        --------      --------
                                     $359,680       $241,789     $601,469        $312,257        $218,739      $530,996
                                     ========       ========     ========        ========        ========      ========



         For the three and six months ended June 30, 2000, interest expense was recorded as follows ($ in thousands):

                                             Three Months Ended                            Six Months Ended
                                                June 30, 2000                                June 30, 2000
                                    ------------------------------------          -----------------------------------
                                                  Share of                                     Share of
                                               Unconsolidated                               Unconsolidated
                                    Company    Joint Ventures     Total           Company   Joint Ventures     Total
                                    -------    --------------    -------          -------   --------------    -------
     Interest Expensed              $2,998         $3,584        $ 6,582          $ 3,495       $7,187        $10,682
     Interest Capitalized            3,774            837          4,611            9,657        1,402         11,059
                                    ------         ------        -------          -------       ------        -------
                                    $6,772         $4,421        $11,193          $13,152       $8,589        $21,741
                                    ======         ======        =======          =======       ======        =======



         In April 2000, the Company completed the $90 million financing of 101 Second Street. This non-recourse mortgage note payable has an interest rate of 8.33% and a maturity of April 27, 2010. In June 2000, the Company received a commitment for the financing of Meridian Mark Plaza which is expected to be completed in August 2000. This $25.5 million non-recourse mortgage note payable has an interest rate of 8.27% and term of 10 years. Subsequent to June 30, 2000, the Company completed the $39 million financing of The Avenue East Cobb. This non-recourse mortgage note payable has an interest rate of 8.39% and a maturity of August 1, 2010.

         During the first half of 2000, interest was capitalized related to the Company's and the Company's share of unconsolidated joint venture projects under construction which had an average balance of approximately $424 million.

4.  EARNINGS PER SHARE DATA
---------------------------

         Weighted average shares and adjusted weighted average shares are as follows (in thousands):

                                                            Three Months Ended             Six Months Ended
                                                                  June 30,                     June 30,
                                                            -------------------           -------------------
                                                             2000         1999             2000         1999
                                                            ------       ------           ------       ------
               Weighted average shares                      32,359       32,079           32,299       32,015
               Dilutive potential common shares                856          670              777          563
                                                            ------       ------           ------       ------
               Adjusted weighted average shares             33,215       32,749           33,076       32,578
                                                            ======       ======           ======       ======
               Anti-dilutive options not included                3            -                3            -
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



Three Months Ended                           Office     Retail       Medical        Land      Unallocated
June 30, 2000                               Division   Division  Office Division  Division     and Other    Total
------------------                         ---------   --------  ---------------  --------    -----------  -------
Rental property revenues (100%)            $ 17,693    $  6,693      $2,766        $    -       $    16    $ 27,168
Rental property revenues (JV)                16,057         582          40             -             -      16,679
Development income, management
   fees and leasing and other fees (100%)     1,855         125         989            71             -       3,040
Development income, management
   fees and leasing and other fees (JV)       1,240           -           -             -             -       1,240
Other income (100%)                               -         425           -         3,507         1,339       5,271
Other income (JV)                                 -           -           -            23             5          28
                                           ------------------------------------------------------------------------
         Total revenues                      36,845       7,825       3,795         3,601         1,360      53,426
                                           ------------------------------------------------------------------------
Rental property operating expenses (100%)     5,869       1,758         755             -             6       8,388
Rental property operating expenses (JV)       4,547         154          14             -             -       4,715
Other expenses (100%)                         2,168       2,127       1,156         3,642         3,716      12,809
Other expenses (JV)                             770           -           -            20         4,035       4,825
                                           ------------------------------------------------------------------------
         Total expenses                      13,354       4,039       1,925         3,662         7,757      30,737
                                           ------------------------------------------------------------------------
Gain on sale of undepreciated investment
    properties                                    -           -             -           542           -         542
                                           ------------------------------------------------------------------------
Consolidated funds from operations           23,491       3,786       1,870           481        (6,397)     23,231
                                           ------------------------------------------------------------------------
Depreciation and amortization (100%)         (4,987)     (1,714)       (755)            -             -      (7,456)
Depreciation and amortization (JV)           (3,659)       (201)        (12)            -             -      (3,872)
Effect of the recognition of rental
   revenues on a straight-line basis (100%)     363           -           -             -             -         363
Effect of the recognition of rental
   revenues on a straight-line basis (JV)      (128)          -           -             -             -        (128)
Adjustment to reflect stock appreciation
   right expense on an accrual basis              -           -           -             -           (32)        (32)
Gain on sale of investment properties, net
   of applicable income tax provision             -           -           -             -         1,033       1,033
                                           ------------------------------------------------------------------------
Net income                                   15,080       1,871       1,103           481        (5,396)     13,139
                                           ------------------------------------------------------------------------
Benefit for income taxes from operations          -           -           -             -          (117)       (117)
                                           ------------------------------------------------------------------------
Income from operations before taxes        $ 15,080    $  1,871      $1,103        $  481       $(5,513)   $ 13,022
                                           ========================================================================








Six Months Ended                             Office     Retail       Medical        Land      Unallocated
June 30, 2000                               Division   Division  Office Division  Division     and Other    Total
-----------------                          ---------   --------  ---------------  --------    -----------  -------
Rental property revenues (100%)            $ 30,886    $ 12,568      $5,324        $    -       $    40    $ 48,818
Rental property revenues (JV)                31,821       1,141          79             -             -      33,041
Development income, management
   fees and leasing and other fees (100%)     3,856         224       1,553           106             -       5,739
Development income, management
   fees and leasing and other fees (JV)       1,651           -           -             -             -       1,651
Other income (100%)                               -       1,075           -         4,835         2,597       8,507
Other income (JV)                                 -           -           -            66            32          98
                                           ------------------------------------------------------------------------
         Total revenues                      68,214      15,008       6,956         5,007         2,669      97,854
                                           ------------------------------------------------------------------------
Rental property operating expenses (100%)    10,731       3,096       1,441             -            (1)     15,267
Rental property operating expenses (JV)       8,822         287          27             -             -       9,136
Other expenses (100%)                         4,303       4,318       2,272         4,727         4,277      19,897
Other expenses (JV)                           1,064           -           -            31         8,082       9,177
                                           ------------------------------------------------------------------------
         Total expenses                      24,920       7,701       3,740         4,758        12,358      53,477
                                           ------------------------------------------------------------------------
Gain on sale of undepreciated investment
    properties                                    -           -             -           564           -         564
                                           ------------------------------------------------------------------------
Consolidated funds from operations           43,294       7,307       3,216           813        (9,689)     44,941
                                           ------------------------------------------------------------------------
Depreciation and amortization (100%)         (8,847)     (3,076)     (1,411)            -             -     (13,334)
Depreciation and amortization (JV)           (7,399)       (392)        (24)            -             -      (7,815)
Effect of the recognition of rental
   revenues on a straight-line basis (100%)   1,431           -           -             -             -       1,431
Effect of the recognition of rental
   revenues on a straight-line basis (JV)      (378)          -           -             -             -        (378)
Adjustment to reflect stock appreciation
   right expense on an accrual basis              -           -           -             -           (68)        (68)
Gain on sale of investment properties, net
   of applicable income tax provision             -       7,247           -             -         2,056       9,303
                                           ------------------------------------------------------------------------
Net income                                   28,101      11,086       1,781           813        (7,701)     34,080
                                           ------------------------------------------------------------------------
Benefit for income taxes from operations          -           -           -             -          (124)       (124)
                                           ------------------------------------------------------------------------
Income from operations before taxes        $ 28,101    $ 11,086      $ 1,781       $  813       $(7,825)   $ 33,956
                                           ========================================================================
Total assets                               $591,981    $271,750      $65,262       $9,371       $48,372    $986,736
                                           ========================================================================
Investment in unconsolidated joint
    ventures                               $128,369    $ 16,885      $ 1,664       $5,082       $    -     $152,000
                                           ========================================================================

Reconciliation to Consolidated Revenues
---------------------------------------

                                                   Three Months Ended                   Six Months Ended
                                                        June 30,                            June 30,
                                                  ---------------------              ---------------------
                                                    2000          1999                2000          1999
                                                  -------       -------              ------        ------
Rental property revenues (100%)                   $27,168       $12,869              $48,818       $24,430
Effect of the recognition of rental
   revenues on a straight-line basis (100%)          363             98                1,431           202
Development income, management fees
   and leasing and other fees                      3,040          4,317                5,739         7,794
Residential lot and outparcel sales                3,932          4,974                5,910         7,651
Interest and other                                 1,339            829                2,597         1,694
                                                  ---------------------              ---------------------
Total consolidated revenues                       $35,842       $23,087              $64,495       $41,771
                                                  =====================              =====================










Three Months Ended                           Office     Retail       Medical        Land      Unallocated
June 30, 1999                               Division   Division  Office Division  Division     and Other    Total
-----------------                          ---------   --------  ---------------  --------    -----------  -------
Rental property revenues (100%)            $  6,544    $  4,687      $1,545        $    -       $    93    $ 12,869
Rental property revenues (JV)                15,719       4,049         135             -             -      19,903
Development income, management
   fees and leasing and other fees (100%)     3,409         333         515            60             -       4,317
Development income, management fees
   and leasing and other fees (JV)              451           -           -             -             -         451
Other income (100%)                               -         815           -         4,159           829       5,803
Other income (JV)                                 -           -           -           243            47         290
                                           ------------------------------------------------------------------------
         Total revenues                      26,123       9,884       2,195         4,462           969      43,633
                                           ------------------------------------------------------------------------
Rental property operating expenses (100%)     2,183       1,135         509             -             -       3,827
Rental property operating expenses (JV)       4,210         987          47             -             -       5,244
Other expenses (100%)                             -         358           -         3,725         4,939       9,022
Other expenses (JV)                             167         242           -            61         3,915       4,385
                                           ------------------------------------------------------------------------
         Total expenses                       6,560       2,722         556         3,786         8,854      22,478
                                           ------------------------------------------------------------------------
Gain on sale of undepreciated investment
    properties                                    -           -             -           104           -         104
                                           ------------------------------------------------------------------------
Consolidated funds from operations           19,563       7,162       1,639           780        (7,885)     21,259
                                           ------------------------------------------------------------------------
Depreciation and amortization (100%)         (1,582)       (877)       (331)            -           (74)     (2,864)
Depreciation and amortization (JV)           (4,451)       (985)        (41)            -             -      (5,477)
Effect of the recognition of rental
   revenues on a straight-line basis (100%)      98           -           -             -             -          98
Effect of the recognition of rental
   revenues on a straight-line basis (JV)       (67)        (76)          -             -             -        (143)
Adjustment to reflect stock appreciation
   right expense on an accrual basis              -           -           -             -          (401)       (401)
Gain on sale of investment properties, net
   of applicable income tax provision             -      50,063           -             -         1,031      51,094
                                           ------------------------------------------------------------------------
Net income                                   13,561      55,287       1,267           780        (7,329)     63,566
                                           ------------------------------------------------------------------------
Provision for income taxes from operations        -           -           -             -           390         390
                                           ------------------------------------------------------------------------
Income from operations before income taxes $ 13,561    $ 55,287      $1,267        $  780       $(6,939)   $ 63,956
                                           ========================================================================




Six Months Ended                             Office     Retail       Medical        Land      Unallocated
June 30, 1999                               Division   Division  Office Division  Division     and Other    Total
-----------------                          ---------   --------  ---------------  --------    -----------  -------
Rental property revenues (100%)            $ 12,557    $  9,431      $2,263        $    -      $    179    $ 24,430
Rental property revenues (JV)                31,063       8,503         334             -             -      39,900
Development income, management
   fees and leasing and other fees (100%)     6,019         869         786           120             -       7,794
Development income, management fees
   And leasing and other fees (JV)              451           -           -             -             -         451
Other income (100%)                               -         815           -         6,836         1,694       9,345
Other income (JV)                                 -           -           -           249            75         324
                                           ------------------------------------------------------------------------
         Total revenues                      50,090      19,618       3,383         7,205         1,948      82,244
                                           ------------------------------------------------------------------------
Rental property operating expenses (100%)     4,144       2,134         719             -            31       7,028
Rental property operating expenses (JV)       8,777       2,061         111             -             -      10,949
Other expenses (100%)                             -         358           -         6,232        10,254      16,844
Other expenses (JV)                             167         242           -            72         7,478       7,959
                                           ------------------------------------------------------------------------
         Total expenses                      13,088       4,795         830         6,304        17,763      42,780
                                           ------------------------------------------------------------------------
Gain on sale of undepreciated investment
    properties                                    -           -             -           222           -         222
                                           ------------------------------------------------------------------------
Consolidated funds from operations           37,002      14,823       2,553         1,123       (15,815)     39,686
                                           ------------------------------------------------------------------------
Depreciation and amortization (100%)         (3,045)     (1,678)       (649)            -          (156)     (5,528)
Depreciation and amortization (JV)           (9,467)     (2,455)       (103)            -             -     (12,025)
Effect of the recognition of rental
   revenues on a straight-line basis (100%)     202           -           -             -             -         202
Effect of the recognition of rental
   revenues on a straight-line basis (JV)      (176)        (61)          -             -             -        (237)
Adjustment to reflect stock appreciation
   right expense on an accrual basis              -           -           -             -           (14)        (14)
Gain on sale of investment properties, net
   of applicable income tax provision             -      54,418           -             -         2,066      56,484
                                           ------------------------------------------------------------------------
Net income                                   24,516      65,047       1,801         1,123       (13,919)     78,568
                                           ------------------------------------------------------------------------
Provision for income taxes from operations        -           -           -             -         1,255       1,255
                                           ------------------------------------------------------------------------
Income from operations before income taxes $ 24,516    $ 65,047      $ 1,801       $ 1,123     $(12,664)   $ 79,823
                                           ========================================================================
Total assets                               $484,350    $220,351      $56,212       $10,456     $ 53,250    $824,619
                                           ========================================================================
Investment in unconsolidated joint
    ventures                               $124,217    $ 29,786      $ 1,699       $ 3,408     $  5,517    $164,627
                                           ========================================================================

6.  WARRANTS TO PURCHASE COMMON STOCK OF CYPRESS COMMUNICATIONS, INC.
---------------------------------------------------------------------

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

         Pursuant to each Agreement, the Company will receive a percentage of the revenue earned by Cypress from tenants and third parties who use the telecommunication services. In addition, the Company has entered into a Stock Warrant Agreement with Cypress which provides that Cypress issue to the Company 54,000 warrants per one million gross leasable square feet in the buildings subject to the Master Agreement or approximately 345,329 warrants (of which 150,996 warrants relate to wholly owned buildings and 194,333 warrants relate to joint venture owned buildings), each warrant entitling the owner to purchase one share of Cypress' common stock at an exercise price of $4.22 per share. On February 10, 2000, Cypress completed its initial public offering of 10 million shares of common stock. The warrants have not been exercised, and the underlying common stock has not been registered under the Securities Act of 1933, as amended and is not required to be registered until 18 months after completion of the initial public offering.

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

         The Deferred Income is being amortized into Rental Property Revenues over the life of each Agreement. Pursuant to Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity
Securities," the asset will be adjusted to fair market value based on the current trading value of the Cypress common stock beginning within one year of the date at which the warrants are required to be registered, with such adjustment resulting in unrealized gains or losses which will be recognized as a separate component of Stockholders' Investment in the Consolidated Balance Sheet.

PART I.  FINANCIAL INFORMATION
------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for the Three and Six Months Ended June 30, 2000 and 1999

Results of Operations:
----------------------

         Rental Property Revenues and Operating Expenses. Rental property revenues increased approximately $14,564,000 and $25,617,000 in the three and six month 2000 periods, respectively. Rental property revenues from the Company's office portfolio increased approximately $11,414,000 and $19,558,000 in the three and six month 2000 periods, respectively. The June 1999 acquisition of Inforum increased rental property revenues approximately $4,222,000 and $8,705,000 in the three and six month 2000 periods, respectively. Rental property revenues increased approximately $3,958,000 for both the three and six month 2000 periods from 101 Second Street which became partially operational for financial reporting purposes in April 2000. Three office buildings, AT&T Wireless Services Headquarters, 333 John Carlyle and 555 North Point Center East, which became partially operational for financial reporting purposes in September 1999, May 1999 and February 2000, respectively, contributed to the increase by approximately $1,710,000, $577,000 and $625,000, respectively, in the three month 2000 period and approximately $3,669,000, $1,514,000 and $902,000, respectively, in the six month 2000 period to the increase. Additionally, rental property revenues from 615 Peachtree Street increased approximately $168,000 and $301,000 in the three and six month 2000 periods, respectively, as the six month average economic occupancy increased to 81% in 2000 from 68% in 1999.

         Rental property revenues from the Company's retail portfolio increased approximately $2,006,000 and $3,137,000 in the three and six month 2000 periods, respectively. Rental property revenues increased approximately $1,475,000 and $2,835,000 in the three and six month 2000 periods, respectively, from The Avenue East Cobb, which became partially operational for financial reporting purposes in September 1999. Two retail centers, The Avenue of the Peninsula and Mira Mesa MarketCenter, became partially operational in May 2000, which contributed approximately $429,000 and $692,000, respectively, to the increase in both the three and six month 2000 periods. The increase was partially offset by a decrease of approximately $644,000 in both the three and six month 2000 periods from the sale of Laguna Niguel Promenade in March 2000 and by approximately $157,000 in the six month 2000 period from the sale of Abbotts Bridge Station in February 1999.

         Rental property revenues from the Company's medical office portfolio increased approximately $1,221,000 and $3,061,000 in the three and six month 2000 periods, respectively. Meridian Mark Plaza became partially operational for financial reporting purposes in April 1999 which contributed approximately $478,000 and $1,491,000 to the increase in the three and six month 2000 periods, respectively. Northside/Alpharetta II became partially operational for financial reporting purposes in September 1999 which contributed approximately $697,000 and $1,309,000 to the increase in the three and six month 2000 periods, respectively. AtheroGenics became partially operational in March 1999 which contributed approximately $270,000 to the increase for the six month 2000 period.

         Rental property operating expenses increased approximately $4,135,000 and $7,580,000 in the three and six month 2000 periods, respectively, due to the aforementioned office buildings, retail centers and medical office buildings becoming partially operational, as well as the acquisition of Inforum in June 1999.

         Development Income. Development income decreased approximately $365,000 and $961,000 in the three and six month 2000 periods, respectively. Development income decreased approximately $225,000 and $675,000 in the three and six month 2000 periods, respectively, due to development income recognized in 1999 from the build-to-suit for Walgreens on an outparcel at Colonial Plaza MarketCenter. Development income also decreased approximately $194,000 and $515,000 in the three and six month 2000 periods, respectively, from Cousins LORET Venture, L.L.C. ("Cousins LORET") related to the development of The Pinnacle and approximately $173,000 and $458,000 in the three and six month 2000 periods, respectively, from the third party development of Total System Services, Inc.'s corporate headquarters. This decrease was partially offset by an increase of approximately $120,000 and $462,000 in the three and six month 2000 periods, respectively, in development income from the Crawford Long Hospital campus redevelopment and the joint venture medical office building. The decrease in development income was also partially offset by approximately $122,000 and $244,000 in the three and six month 2000 periods, respectively, from the third party development of Cox Enterprises' corporate headquarters and by approximately $155,000 in the six month 2000 period from the development of 1155 Perimeter Center West, owned by 285 Venture, LLC.

         Leasing and Other Fees. Leasing and other fees decreased approximately $894,000 and $1,184,000 in the three and six month 2000 periods, respectively. Leasing fees decreased approximately $987,000 in both the three and six month 2000 periods due to a lease signed by CREC at The Inforum office building executed prior to the Company's acquisition of the building in 1999. Leasing fees also decreased $243,000 in both the three and six month 2000 periods from 285 Venture, LLC as a higher amount of leasing fees from the lease-up of 1155 Perimeter Center West were recognized in 1999. Leasing fees from Cousins LORET decreased approximately $126,000 and $541,000 in the three and six month 2000 periods, respectively, primarily related to the lease-up of The Pinnacle. The decrease in leasing and other fees was partially offset by an increase of $330,000 in both the three and six month 2000 periods, due to a fee recognized by the medical office division for representing the owners of a third-party managed property in the sale of that property. The decrease was also partially offset by an increase of leasing fees of approximately $127,000 in the six month 2000 period from Wildwood Associates, mainly due to lease-up of the 2300 Windy Ridge Parkway Building in 2000.

         Residential Lot and Outparcel Sales and Cost of Sales. Residential lot and outparcel sales decreased approximately $1,042,000 and $1,741,000 in the three and six month 2000 periods, respectively. The decrease in the three month 2000 period was partially due to a decrease in residential lot sales of approximately $652,000, although the number of residential lot sales increased from 77 lots in the three month 1999 period to 85 lots in the three month 2000 period. The decrease in the sales amount was due to a difference in sales price points of the various residential developments. Also contributing to the decrease was one outparcel sale recognized by CREC for $425,000 in the three month 2000 period compared to one outparcel sale for $815,000 in the three month 1999 period. The decrease in the six month 2000 period was partially due to a decrease in residential lot sales from 138 lots in 1999 to 114 lots in 2000, which decreased residential lot sales by approximately $2,001,000. Partially offsetting the decrease were two outparcel sales recognized by CREC or a subsidiary of CREC totaling approximately $1,075,000 in the six month 2000 period, as compared to one outparcel sale for $815,000 in the six month 1999 period.

         Residential lot and outparcel cost of sales decreased approximately $246,000 and $981,000 in the three and six month 2000 periods, respectively. Residential lot cost of sales decreased approximately $213,000 and $1,350,000 in the three and six month 2000 periods, respectively, due to the aforementioned explanation of the decrease in residential lots and outparcel sales. The decrease in cost of sales was less than the corresponding decrease in sales due to a decrease during 2000 in the gross profit percentages used to calculate the cost of sales on residential lot sales in certain of the residential developments. The decrease was partially offset by an increase in outparcel cost of sales in the six month 2000 period of approximately $369,000 due to the aforementioned two outparcel sales in 2000, as compared to one sale in 1999.

         Interest and Other Income. Interest and other income increased approximately $510,000 and $903,000 in the three and six month 2000 periods, respectively, mainly due to interest income recognized in 2000 from the $18.6 million note receivable from Charlotte Gateway Village, LLC.

         Income from Unconsolidated Joint Ventures. (All amounts reflect the Company's share of joint venture income.) Income from unconsolidated joint ventures decreased approximately $985,000 and $1,215,000 in the three and six month 2000 periods, respectively.

         Income from Wildwood Associates increased approximately $324,000 and $851,000 in the three and six month 2000 periods, respectively. The increase was partially due to an increase in income before depreciation, amortization and interest expense from the 3200 Windy Hill Road Building of approximately $224,000 and $430,000 in the three and six month 2000 periods, respectively, due to an increase in the six month average economic occupancy to 100% in 2000 from 88% in 1999. The increase was also partially due to an increase in income before depreciation, amortization and interest expense from the 4200 Wildwood Parkway Building of approximately $233,000 in the six month 2000 period due to an increase in average economic occupancy to 100% in 2000 from 81% in 1999.

         Income from Haywood Mall Associates decreased approximately $1,296,000 and $2,433,000 in the three and six month 2000 periods, respectively, due to the June 1999 sale of the Company's 50% interest in Haywood Mall.

         Income from CP Venture LLC increased approximately $302,000 in the six month 2000 period due mainly to a decrease in amortization expense.

         Income from Cousins LORET decreased approximately $205,000 and $387,000 in the three and six month 2000 periods, respectively. Depreciation and amortization expense increased approximately $249,000 and $666,000 in the three and six month 2000 periods, respectively, due to The Pinnacle becoming partially operational, which contributed to the decrease in income from Cousins LORET. Additionally, capitalized interest decreased approximately $268,000 and $763,000 in the three and six month 2000 periods, respectively, due to The Pinnacle becoming fully operational for financial reporting purposes in December 1999. Income before depreciation, amortization and interest expense from The Pinnacle increased approximately $282,000 and $1,012,000 in the three and six month 2000 periods, respectively, due to an increase in the average economic occupancy to 89% in 2000 from 76% in 1999, which partially offset the decrease.

         Income from 285 Venture, LLC increased approximately $138,000 and $281,000 in the three and six month 2000 periods, respectively, as 1155 Perimeter Center West became partially operational in January 2000.

         Income from Cousins Stone LP increased approximately $187,000 and $303,000 in the three and six month 2000 periods, respectively. This venture was formed in June 1999 when the Company purchased Faison's 50% interest in Faison-Stone.

         Income from Temco Associates decreased $179,000 and $141,000 in the three and six month 2000 periods, respectively, due to land sales in 1999. There were no land sales in 2000.

         General and Administrative Expenses. General and administrative expenses increased approximately $1,469,000 and $2,427,000 in the three and six month 2000 periods, respectively. The increase in both periods was primarily due to the Company's continued expansion.

         Depreciation and Amortization. Depreciation and amortization increased approximately $4,990,000 and $8,615,000 in the three and six month 2000 periods, respectively, due to the aforementioned acquisition of Inforum in June 1999 and the aforementioned office buildings, retail centers and medical office buildings becoming partially operational.

         Stock Appreciation Right Expense. The stock appreciation right expense decreased approximately $331,000 in the three month 2000 period and increased $230,000 in the six month 2000 period. This non-cash item is primarily related to the Company's stock price, which was $33.9375, $36.8125 and $38.50 at December 31, 1999, March 31, 2000 and June 30, 2000, respectively; and $32.25, $28.9375 and $33.8125 at December 31, 1998 and March 31, 1999 and June 30, 1999,
respectively.

         Interest Expense. Interest expense increased approximately $2,933,000 and $3,065,000 in the three and six month 2000 periods, respectively. Interest expense before capitalization increased to approximately $6,772,000 and $13,152,000 in the three and six month 2000 periods, respectively, from $3,849,000 and $7,639,000 in the three and six month 1999 periods, respectively, due to higher debt levels. Partially offsetting the increase in the six month 2000 period was an increase of approximately $2,448,000 in interest capitalized to projects under development (a reduction of interest expense) to $9,657,000 in 2000 from $7,209,000 in 1999.

         Property Taxes on Undeveloped Land. Property taxes on undeveloped land decreased approximately $519,000 in the six month 2000 period due to the reversal in the three months ended March 31, 2000 of estimated amounts accrued for anticipated reassessments of the Company's North Point and Wildwood land holdings. The final reassessments, after appeal, were lower than the anticipated reassessments and the accrual was reduced.

         (Benefit) Provision for Income Taxes from Operations. (Benefit) provision for income taxes from operations decreased $507,000 in the three month 2000 period from a provision of $390,000 in 1999 to a benefit of $117,000 in 2000. (Benefit) provision for income taxes from operations decreased $1,379,000 in the six month 2000 period from a provision of $1,255,000 in 1999 to a benefit of $124,000 in 2000. The decrease in both periods was due to a decrease in CREC and its subsidiaries' income from operations before income taxes from $707,000 and $6,554,000 in the three and six month 1999 periods, respectively, to a loss from operations before income taxes of $773,000 and $1,069,000 in the three and six month 2000 periods, respectively. The decrease in both periods was mainly due to the aforementioned decrease in net profit from residential lot sales and a decrease in third-party leasing and other fees earned by CREC. The decrease in CREC's income from operations before income taxes was partially offset by an increase in third-party development fees recognized in 2000.

         Gain on Sale of Investment Properties. Gain on sale of investment properties decreased approximately $49,623,000 and $46,839,000 in the three and six month 2000 periods, respectively. The 2000 gain included the following: the March 2000 sale of Laguna Niguel Promenade ($7.2 million gain), the April 2000 sale of 2 acres of North Point land ($.6 million gain) and the amortization of deferred gain from CP Venture LLC ($2.1 million gain). The 1999 gain included the following: the January 1999 sale of 3 acres of McMurray land ($.1 million gain), the February 1999 sale of Abbotts Bridge Station, a neighborhood retail center ($3.5 million gain), the March 1999 sale of Kennesaw Crossings neighborhood retail center ($.9 million gain), the May 1999 sale of 2 acres of Hidden Hills land ($.1 million gain), the June 1999 sale of the Company's 50% interest in Haywood Mall ($50.1 million gain) and the amortization of deferred gain from CP Venture LLC ($2.0 million gain).

Liquidity and Capital Resources:
--------------------------------

         Financial Condition. The Company's adjusted debt (including its pro rata share of unconsolidated joint venture debt) was 31% of total market capitalization at June 30, 2000. Adjusted debt is defined as the Company's debt and the Company's pro rata share of unconsolidated joint venture debt as disclosed in Note 4 of "Notes to Consolidated Financial Statements" in the Company's annual report on Form 10-K for the year ended December 31, 1999, excluding the Charlotte Gateway Village, LLC debt as it is fully exculpated debt which is supported by a long-term lease to Bank of America Corporation.

         The Company has development and acquisition projects in various planning stages. The Company currently intends to finance these projects, as well as the completion of projects currently under construction, using its existing lines of credit (increasing those lines of credit as required), long-term non-recourse financing on the Company's unleveraged projects, joint ventures, project sales and other financings as market conditions warrant. In September 1996, the Company filed a shelf registration statement with the Securities and Exchange Commission ("SEC") for the offering from time to time of up to $200 million of common stock, warrants to purchase common stock and debt securities, of which approximately $132 million remains available at June 30, 2000.

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

         Cash  Flows.  Net  cash  provided  by  operating  activities  decreased approximately $.1 million in 2000. Changes in other operating assets and liabilities decreased approximately $3.5 million which contributed to the decrease in net cash provided by operating activities. Residential lot and outparcel cost of sales also decreased approximately $1.2 million. Operating distributions from unconsolidated joint ventures decreased approximately $5.8 million, partially due to approximately $4.0 million of operating distributions from Cousins LORET in 1999, as compared to approximately $1.0 million of distributions in 2000. Additionally, distributions from CP Venture LLC decreased approximately $5.7 million in 2000. The final distribution of $4.1 million was made in 1999 from Haywood Mall Associates due to the sale of the Company's 50% interest in Haywood Mall in June 1999, further contributing to the decrease in operating distributions from unconsolidated joint ventures. Partially offsetting the decrease in operating distributions from unconsolidated joint ventures was an increase of $3.4 million of operating distributions from Wildwood Associates, an increase of $1.8 million of operating distributions from Temco Associates and an increase of $1.5 million of operating distributions from Cousins Stone LP, which was formed in June 1999. Additionally, the effect of recognizing rental revenues on a straight-line basis decreased net cash provided by operating activities by approximately $1.2 million. Partially offsetting the increase in net cash provided by operating activities was an increase in income before gain on sale of investment properties of approximately $2.4 million. Also, depreciation and amortization increased $8.0 million. Income from unconsolidated joint ventures decreased approximately $1.2 million which also partially offset the decrease in net cash provided by operating activities.

         Net cash used in investing activities increased approximately $43.3 million in 2000. Net cash received in formation of venture (see Note 5 of "Notes to Consolidated Financial Statements" in the Company's annual report on Form 10-K for the year ended December 31, 1999) decreased approximately $100.0 million in 2000 which primarily caused the increase in net cash used in investing activities. The collection of notes receivable decreased approximately $3.7 million due to the repayment of the Cousins LORET note receivable in 1999, which also contributed to the increase in net cash used in investing activities. Change in other assets, net, also increased approximately $.9 million, which further contributed to the increase in net cash used in investing activities. Non-operating distributions from unconsolidated joint ventures also decreased approximately $2.0 million, which contributed to the increase in net cash used in investing activities. In 1999, Cousins LORET distributed approximately $2.0 million, which represented a portion of the proceeds from the $70 million financing of The Pinnacle in December 1998. Net cash provided by sales activities decreased approximately $57.5 million also partially contributing to the increase in net cash used in investing activities due to a higher gain recognized from the sale of the Company's 50% interest in Haywood Mall in 1999, as compared to the sale of Laguna Niguel Promenade in 2000, which further offset the increase in net cash used in investing activities. Property acquisition and development expenditures decreased $108.0 million in 2000 as a result of the Company having a higher level of projects under development in 1999. Investment in unconsolidated joint ventures also decreased approximately $12.8 million, which partially offset the increase in net cash used in investing activities, partially due to contributions of approximately $10.1 million in 1999 to Charlotte Gateway Village, LLC. Additionally, contributions of approximately $5.2 million were made in 1999 to Cousins Stone LP, as compared to approximately $1.0 million of contributions in 2000. Partially offsetting the decrease in contributions was an increase in contributions to 285 Venture, LLC of approximately $1.8 million in 2000.

         Net cash provided by financing activities increased approximately $40.2 million in 2000 from net cash used in financing activities in 1999. The increase in 2000 was mainly attributable to proceeds from other notes payable of $89.9 million from the completion of the $90 million non-recourse mortgage of 101 Second Street in April 2000. The increase was partially offset by a decrease of approximately $45.1 million in the net amount drawn on the Company's line of credit in 2000. An increase in the dividends paid per share to $.45 in 2000 from $.41 in 1999 and an increase in the number of shares outstanding also partially offset the increase as dividends paid increased approximately $2.8 million. Repayment of other notes payable increased approximately $1.5 million in 2000 and common stock sold decreased approximately $.3 million in 2000, both of which partially offset the increase in net cash provided by financing activities.

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

         The Company assessed the impact of the Year 2000 issue on its business and operations and attempted to identify the areas which rely on computer systems that could have been potentially impacted, which mainly included the systems utilized in the operations of its real estate properties and in the processing of its accounting data.

         The Company completed an inventory of the material computer systems being utilized in its existing operating real estate properties which could have been adversely affected by the Year 2000 issue. Such systems included, but are not limited to, building control systems, heating and air conditioning controls, elevator controls, fire alarms and security devices. Certain of these systems were replaced, upgraded or modified as deemed necessary, the cost of which was not material.

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

Supplemental Financial Information:
-----------------------------------

         Depreciation and amortization expense included the following components for the three and six months ended June 30, 2000 ($ in thousands):

                                                Three Months Ended                        Six Months Ended
                                                   June 30, 2000                            June 30, 2000
                                        ------------------------------------      ------------------------------------
                                                     Share of                                 Share of
                                                  Unconsolidated                           Unconsolidated
                                        Company   Joint Ventures      Total       Company   Joint Ventures      Total
                                        -------  ---------------     -------      -------  ---------------     -------

Furniture, fixtures and equipment       $  197        $   47         $   244      $   391       $   92         $   483
Deferred financing costs                    --             4               4           --            8               8
Goodwill and related business
   acquisition costs                        75            --              75          150           --             150
Real estate related:
Building (including tenant
   first generation)                     7,143         3,644          10,787       12,719        7,337          20,056
Tenant second generation                   292           174             466          586          357             943
                                        ------        ------         -------      -------       ------         -------
                                        $7,707        $3,869         $11,576      $13,846       $7,794         $21,640
                                        ======        ======         =======      =======       ======         =======

         Exclusive of new developments and purchases of furniture, fixtures and equipment, the Company had the following capital expenditures during the three and six months ended June 30, 2000, including its share of unconsolidated joint ventures ($ in thousands):

                                                    Three Months Ended                   Six Months Ended
                                                       June 30, 2000                       June 30, 2000
                                            ---------------------------------    ---------------------------------
                                            Office   Retail   Medical   Total    Office   Retail   Medical   Total
                                            ------   ------   -------  ------    ------   ------   -------  ------

         Second generation related costs    $1,019    $166     $  -    $1,185    $1,502    $244      $43    $1,789
         Building improvements                 139       -        -       139       186      23       30       239
                                            ------    ----     ----    ------    -- ---    ----      ---    ------
                                            $1,158    $166     $  -    $1,324    $1,688    $267      $73    $2,028
                                            ======    ====     ====    ======    ======    ====      ===    ======


PART II.  OTHER INFORMATION
---------------------------

Item 6.           Exhibits and Reports on Form 8-K
                  --------------------------------

                  (a)      Exhibits

                           27  Financial Data Schedule

                  (b)      Reports on Form 8-K
                           -------------------
                           There have been no reports on Form 8-K filed by the Registrant during the quarter ended June 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   COUSINS PROPERTIES INCORPORATED
                                   Registrant

                                   /s/ Kelly H. Barrett________________________
                                  ---------------------------------------------
                                  Kelly H. Barrett
                                  Senior Vice President - Finance
                                  (Authorized Officer)
                                  (Principal Accounting Officer)





August 14, 2000