Form 10-Q
period 2000-09-30
COUSINS PROPERTIES INC
filed 2000-11-14
CIK 25232

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2000               Commission file number 0-3576






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

     At October 31, 2000, 49,023,188 shares of common stock of the Registrant were outstanding.

            COUSINS PROPERTIES INCORPORATED AND CONSOLIDATED ENTITIES
                           CONSOLIDATED BALANCE SHEETS
                     ($ in thousands, except share amounts)

                                                   September 30,    December 31,
                                                       2000             1999
                                                   ------------     ------------
                                                   (Unaudited)

ASSETS
------
PROPERTIES:
   Operating properties, net of accumulated
     depreciation of $59,245 as of September
     30, 2000 and $35,929 as of December 31, 1999   $  586,448       $365,976
   Land held for investment or future development       15,334         14,126
   Projects under construction                         203,971        348,065
   Residential lots under development                    4,518          4,687
                                                    ----------       --------
     Total properties                                  810,271        732,854

CASH AND CASH EQUIVALENTS, at cost which
   approximates market                                   1,562          1,473

NOTES AND OTHER RECEIVABLES                             38,323         37,303

INVESTMENT IN UNCONSOLIDATED JOINT VENTURES            167,670        151,737

OTHER ASSETS                                            12,688          9,558
                                                    ----------       --------
       TOTAL ASSETS                                 $1,030,514       $932,925
                                                    ==========       ========

LIABILITIES AND STOCKHOLDERS' INVESTMENT
----------------------------------------

NOTES PAYABLE                                       $  392,792       $312,257

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES                40,444         34,820

DEPOSITS AND DEFERRED INCOME                             2,139            864
                                                    ----------       --------
       TOTAL LIABILITIES                               435,375        347,941
                                                    ----------       --------
DEFERRED GAIN                                          112,511        115,576
                                                    ----------       --------
MINORITY INTERESTS                                      30,760         31,689
                                                    ----------       --------
COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS' INVESTMENT:
   Common stock, $1 par value,  authorized
     150,000,000 shares; issued 48,933,188
     shares as of September 30, 2000 and
     32,328,135 shares as of December 31, 1999          48,933         32,328
   Additional paid-in capital                          250,941        256,988
   Treasury stock at cost, 153,600 shares as
     of September 30, 2000 and December 31, 1999        (4,990)        (4,990)
   Unrealized gain/(loss) on securities                   (566)             -
   Cumulative undistributed net income                 157,550        153,393
                                                    ----------       --------
       TOTAL STOCKHOLDERS' INVESTMENT                  451,868        437,719
                                                    ----------       --------
       TOTAL LIABILITIES AND STOCKHOLDERS'
         INVESTMENT                                 $1,030,514       $932,925
                                                    ==========       ========


The accompanying notes are an integral part of these consolidated balance sheets.

            COUSINS PROPERTIES INCORPORATED AND CONSOLIDATED ENTITIES
                        CONSOLIDATED STATEMENTS OF INCOME
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)
                    (In thousands, except per share amounts)

                                        Three Months Ended    Nine Months Ended
                                           September 30,         September 30,
                                        ------------------    -----------------
                                           2000     1999        2000      1999
                                         -------  -------     --------  -------
REVENUES:
   Rental property revenues              $30,216  $16,389     $ 80,465  $41,021
   Development income                      1,048    1,392        3,221    4,526
   Management fees                         1,219    1,181        3,670    3,542
   Leasing and other fees                    139      399        1,254    2,698
   Residential lot and outparcel sales     3,011    6,032        8,921   13,683
   Interest and other                      1,702    1,044        4,299    2,738
                                         -------  -------     --------  -------
                                          37,335   26,437      101,830   68,208
                                         -------  -------     --------  -------
INCOME FROM UNCONSOLIDATED JOINT VENTURES  5,360    4,647       13,644   14,146
                                         -------  -------     --------  -------
COSTS AND EXPENSES:
   Rental property operating expenses      8,340    5,203       22,948   12,231
   General and administrative expenses     4,915    3,176       14,375   10,209
   Depreciation and amortization           8,711    5,003       23,152   10,829
   Stock appreciation right expense          318       19          684      155
   Residential lot and outparcel cost
     of sales                              2,102    5,299        7,269   11,447
   Interest expense                        4,474        -        7,969      430
   Property taxes on undeveloped land        254      213          177      655
   Other                                   1,534      133        2,764    1,243
                                         -------  -------     --------  -------
                                          30,648   19,046       79,338   47,199
                                         -------  -------     --------  -------
INCOME FROM OPERATIONS BEFORE
   INCOME TAXES                           12,047   12,038       36,136   35,155

(BENEFIT) PROVISION FOR INCOME TAXES
   FROM OPERATIONS                          (621)     180         (745)   1,435
                                         -------  -------     --------  -------
INCOME BEFORE GAIN ON SALE OF
   INVESTMENT PROPERTIES                  12,668   11,858       36,881   33,720

GAIN ON SALE OF INVESTMENT PROPERTIES,
   NET OF APPLICABLE INCOME TAX
   PROVISION                               1,028    1,029       10,895   57,735
                                         -------  -------     --------  -------
NET INCOME                               $13,696  $12,887     $ 47,776  $91,455
                                         =======  =======     ========  =======

WEIGHTED AVERAGE SHARES                   48,688   48,236       48,529   48,094
                                         =======  =======     ========  =======
BASIC NET INCOME PER SHARE               $   .28  $   .27     $    .98  $  1.90
                                         =======  =======     ========  =======

ADJUSTED WEIGHTED AVERAGE SHARES          50,100   49,307       49,741   49,020
                                         =======  =======     ========  =======
DILUTED NET INCOME PER SHARE             $   .27  $   .26     $    .96  $  1.87
                                         =======  =======     ========  =======
CASH DIVIDENDS DECLARED PER SHARE        $   .30  $   .28     $    .90  $   .82
                                         =======  =======     ========  =======


The accompanying notes are an integral part of these consolidated statements.

            COUSINS PROPERTIES INCORPORATED AND CONSOLIDATED ENTITIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)
                                ($ in thousands)

                                                           2000        1999
                                                         --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Income before gain on sale of investment
     properties                                          $ 36,881    $ 33,720
   Adjustments to reconcile income before
     gain on sale of investment properties to
     net cash provided by operating activities:
       Depreciation and amortization, net of
         minority interest's share                         22,236      10,792
       Stock appreciation right expense                       684         155
       Cash charges to expense accrual for stock
         appreciation rights                                 (435)       (170)
       Effect of recognizing rental revenues on a
         straight-line basis                               (1,806)       (300)
       Income from unconsolidated joint ventures          (13,644)    (14,146)
       Operating distributions from unconsolidated
         joint ventures                                    24,080      27,417
       Residential lot and outparcel cost of sales          6,587      10,531
       Changes in other operating assets and liabilities:
         Change in other receivables                         (993)       (461)
         Change in accounts payable and accrued
           liabilities                                      9,298       2,528
                                                         --------    --------
Net cash provided by operating activities                  82,888      70,066
                                                         --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Gain on sale of investment properties, net of
     applicable income tax provision                       10,895      57,735
   Adjustments to reconcile gain on sale of
     investment properties to net cash provided
     by sales activities:
       Cost of sales                                       17,510      28,178
       Deferred income recognized                          (3,084)     (3,095)
   Property acquisition and development expenditures     (127,089)   (252,833)
   Investment in unconsolidated joint ventures,
     including interest capitalized to equity
     investments                                          (26,369)    (29,698)
   Non-operating distributions from unconsolidated
     joint ventures                                             -       2,000
   Collection of notes receivable                           2,088       6,070
   Net cash received in formation of venture                    -     125,469
   Investment in notes receivable                            (327)         (4)
   Change in other assets, net                             (3,897)     (2,323)
                                                         --------    --------
Net cash used in investing activities                    (130,273)    (68,501)
                                                         --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from line of credit                           194,284     245,208
   Repayment of line of credit                           (262,347)   (212,996)
   Proceeds from other notes payable                      154,500           -
   Dividends paid                                         (43,619)    (39,392)
   Common stock sold, net of expenses                      10,558       9,206
   Repayment of other notes payable                        (5,902)     (4,299)
                                                         --------    --------
Net cash provided by (used in) financing activities        47,474      (2,273)
                                                         --------    --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           89        (708)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD            1,473       1,349
                                                         --------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $  1,562    $    641
                                                         ========    ========


The accompanying notes are an integral part of these consolidated statements.

            COUSINS PROPERTIES INCORPORATED AND CONSOLIDATED ENTITIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

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

         The Consolidated Financial Statements were prepared by the Company without audit, but in the opinion of management reflect all adjustments necessary for the fair presentation of the Company's financial position as of September 30, 2000 and results of operations for the three and nine month periods ended September 30, 2000 and 1999. Results of operations for the interim 2000 periods are not necessarily indicative of results expected for the full year. While certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, the Company believes that the disclosures herein are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The accounting policies employed are the same as those shown in Note 1 to the Consolidated Financial Statements included in such Form 10-K.

         Certain 1999 amounts have been reclassified to conform with the 2000 presentation.

2.   SUPPLEMENTAL INFORMATION CONCERNING CASH FLOWS
---------------------------------------------------

         Interest (net of $12,647,000 and $11,227,000 capitalized in 2000 and 1999, respectively) and income taxes paid (net of refunds of $27,000 in 2000) were as follows for the nine months ended September 30, 2000 and 1999 ($ in thousands):

                                             2000         1999
                                            ------       -----

                  Interest paid             $6,644       $1,170
                  Income taxes paid         $2,840       $1,338

         During the nine months ended September 30, 2000, approximately $197,827,000 was transferred from Projects Under Construction to Operating Properties and approximately $1,066,000 was transferred from Land Held for Investment or Future Development to Residential Lots Under Development. In connection with the Company's stock split completed on October 2, 2000, approximately $16,259,000 was transferred from Common Stock to Additional Paid-in-Capital (see Note 6).

         At September 30, 2000, cash and cash equivalents included approximately $638,000 from a property sale held in escrow pending reinvestment in a tax-deferred exchange. Subsequent to September 30, 2000, the net proceeds from the sale were released from escrow as no properties into which to exchange were identified.

3.   NOTES PAYABLE AND INTEREST EXPENSE
--   ----------------------------------

         At September 30, 2000 and December 31, 1999, notes payable included the following ($ in thousands):

                                               September 30, 2000                           December 31, 1999
                                     ------------------------------------       -------------------------------------
                                                    Share of                                    Share of
                                                 Unconsolidated                              Unconsolidated
                                      Company    Joint Ventures    Total         Company     Joint Ventures    Total
                                     --------    --------------  --------        --------     --------------   --------

Floating Rate Lines
   of Credit and Construction
   Loans                             $ 62,587       $ 61,129     $123,716       $130,651        $ 28,504      $159,155
Other Debt
   (primarily non-recourse
     fixed rate mortgages)            330,205        187,092      517,297        181,606         190,235       371,841
                                     --------       --------     --------       --------        --------      --------
                                     $392,792       $248,221     $641,013       $312,257        $218,739      $530,996
                                     ========       ========     ========       ========        ========      ========



         For the three and nine months ended September 30, 2000, interest expense was recorded as follows ($ in thousands):

                                            Three Months Ended                            Nine Months Ended
                                            September 30, 2000                           September 30, 2000
                                   ------------------------------------         ------------------------------------
                                                 Share of                                     Share of
                                              Unconsolidated                               Unconsolidated
                                   Company    Joint Ventures      Total         Company   Joint Ventures      Total
                                   -------    --------------    -------         -------   --------------     -------
     Interest Expensed              $4,474        $3,574        $ 8,048         $ 7,969       $10,761        $18,730
     Interest Capitalized            2,990         1,209          4,199          12,647         2,611         15,258
                                    ------        ------        -------         -------       -------        -------
                                    $7,464        $4,783        $12,247         $20,616       $13,372        $33,988
                                    ======        ======        =======         =======       =======        =======



         In July 2000, the Company completed the $39 million financing of The Avenue East Cobb. This non-recourse mortgage note payable has an interest rate of 8.39% and a maturity of August 1, 2010. In August 2000, the Company completed the $25.5 million financing of Meridian Mark Plaza. This non-recourse mortgage note payable has an interest rate of 8.27% and a maturity of October 1, 2010.

         During the nine months ended September 30, 2000, interest was capitalized related to the Company's and the Company's share of unconsolidated joint venture projects under construction which had an average balance of approximately $264 million.

4.  EARNINGS PER SHARE DATA
---------------------------

         Weighted average shares and adjusted weighted average shares are as follows (in thousands):
                                         Three Months Ended   Nine Months Ended
                                            September 30,        September 30,
                                         ------------------   -----------------
                                           2000      1999       2000      1999
                                          ------    ------     ------    ------
  Weighted average shares                 48,688    48,236     48,529    48,094
  Dilutive potential common shares         1,412     1,071      1,212       926
  Adjusted weighted average shares        50,100    49,307     49,741    49,020
                                          ======    ======     ======    ======
  Anti-dilutive options not included           6         -         10         -
                                          ======    ======     ======    ======
5.  REPORTABLE SEGMENTS
-----------------------

         The Company has three reportable segments: Office Division, Retail Division and Land Division. The Office Division and Retail Division develop, lease and manage office buildings and retail centers. The Land Division owns various tracts of strategically located land which are being held for future development. The Land Division also develops single-family residential communities which are parceled into lots and sold to various home builders. Effective September 30, 2000, the Medical Office Division was combined with the Office Division.

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



Three Months Ended                               Office       Retail        Land       Unallocated
September 30, 2000                              Division     Division     Division      and Other      Total
------------------                              --------     --------     --------     -----------    -------

Rental property revenues (100%)                 $21,805       $8,011       $    -        $    25      $29,841
Rental property revenues (JV)                    16,927          561            -              -       17,488
Development income, management
   fees and leasing and other fees (100%)         2,280           78           48              -        2,406
Development income, management
   fees and leasing and other fees (JV)           1,725            -            -              -        1,725
Other income (100%)                                   -            -        3,011          1,702        4,713
Other income (JV)                                     -           54            7             26           87
                                                -------------------------------------------------------------
         Total revenues                          42,737        8,704        3,066          1,753       56,260
                                                -------------------------------------------------------------
Rental property operating expenses (100%)         7,148        2,006            -              1        9,155
Rental property operating expenses (JV)           4,656          135            -              -        4,791
Other expenses (100%)                             3,361        1,880        2,591          4,666       12,498
Other expenses (JV)                               1,181           68           10          3,953        5,212
                                                -------------------------------------------------------------
         Total expenses                          16,346        4,089        2,601          8,620       31,656
                                                -------------------------------------------------------------
Gain on sale of undepreciated investment
    properties                                        -            -            -              -            -
                                                -------------------------------------------------------------
Consolidated funds from operations               26,391        4,615          465         (6,867)      24,604
                                                -------------------------------------------------------------
Depreciation and amortization (100%)             (6,108)      (2,084)           -             (1)      (8,193)
Depreciation and amortization (JV)               (3,637)        (201)           -              -       (3,838)
Effect of the recognition of rental
   revenues on a straight-line basis (100%)         375            -            -              -          375
Effect of the recognition of rental
   revenues on a straight-line basis (JV)           (99)           -            -              -          (99)
Adjustment to reflect stock appreciation
   right expense on an accrual basis                  -            -            -           (181)        (181)
Gain on sale of investment properties, net
   of applicable income tax provision                 -            -            -          1,028        1,028
                                                -------------------------------------------------------------
Net income                                       16,922        2,330          465         (6,021)      13,696
                                                -------------------------------------------------------------
Benefit for income taxes from operations              -            -            -           (621)        (621)
                                                -------------------------------------------------------------
Income from operations before taxes             $16,922       $2,330       $  465        $(6,642)     $13,075
                                                =============================================================


Nine Months Ended                                Office       Retail        Land       Unallocated
September 30, 2000                              Division     Division     Division      and Other       Total
------------------                              --------     --------     --------     -----------   ----------
Rental property revenues (100%)                 $ 58,015      $20,579      $     -       $    65     $   78,659
Rental property revenues (JV)                     48,828        1,702            -             -         50,530
Development income, management
   fees and leasing and other fees (100%)          7,689          302          154             -          8,145
Development income, management
   fees and leasing and other fees (JV)            3,376            -            -             -          3,376
Other income (100%)                                    -        1,075        7,846         4,299         13,220
Other income (JV)                                      -           54           73            58            185
                                                ---------------------------------------------------------------
         Total revenues                          117,908       23,712        8,073         4,422        154,115
                                                ---------------------------------------------------------------
Rental property operating expenses (100%)         19,320        5,102            -             -         24,422
Rental property operating expenses (JV)           13,505          422            -             -         13,927
Other expenses (100%)                              9,936        6,198        7,318         8,943         32,395
Other expenses (JV)                                2,246           68           41        12,035         14,390
                                                ---------------------------------------------------------------
         Total expenses                           45,007       11,790        7,359        20,978         85,134
                                                ---------------------------------------------------------------
Gain on sale of undepreciated investment
    properties                                         -            -          564             -            564
                                                ---------------------------------------------------------------
Consolidated funds from operations                72,901       11,922        1,278       (16,556)        69,545
                                                ---------------------------------------------------------------
Depreciation and amortization (100%)             (16,366)      (5,158)           -            (3)       (21,527)
Depreciation and amortization (JV)               (11,060)        (593)           -             -        (11,653)
Effect of the recognition of rental
   revenues on a straight-line basis (100%)        1,806            -            -             -          1,806
Effect of the recognition of rental
   revenues on a straight-line basis (JV)           (477)           -            -             -           (477)
Adjustment to reflect stock appreciation
   right expense on an accrual basis                   -            -            -          (249)          (249)
Gain on sale of investment properties, net
   of applicable income tax provision                  -            -            -        10,331         10,331
                                                ---------------------------------------------------------------
Net income                                        46,804        6,171        1,278        (6,477)        47,776
                                                ---------------------------------------------------------------
Benefit for income taxes from operations               -            -            -          (745)          (745)
                                                ---------------------------------------------------------------
Income from operations before taxes             $ 46,804      $ 6,171      $ 1,278       $(7,222)    $   47,031
                                                ===============================================================
Total assets                                    $689,177      $282,907     $12,034       $46,396     $1,030,514
                                                ===============================================================
Investment in unconsolidated joint ventures     $143,335      $16,890      $ 7,445       $     -      $ 167,670
                                                ===============================================================





Three Months Ended                               Office       Retail        Land       Unallocated
September 30, 1999                              Division     Division     Division      and Other      Total
------------------                              --------     --------     --------     -----------    -------
Rental property revenues (100%)                 $11,431       $4,831       $    -        $    29      $16,291
Rental property revenues (JV)                    15,508          939            -              -       16,447
Development income, management
   fees and leasing and other fees (100%)         2,781          131           60              -        2,972
Development income, management fees
   and leasing and other fees (JV)                1,796            -            -              -        1,796
Other income (100%)                                   -        2,662        3,370          1,044        7,076
Other income (JV)                                     -            -            6            361          367
                                                -------------------------------------------------------------
         Total revenues                          31,516        8,563        3,436          1,434       44,949
                                                -------------------------------------------------------------
Rental property operating expenses (100%)         4,262          999            -            (58)       5,203
Rental property operating expenses (JV)           4,348          196            -              -        4,544
Other expenses (100%)                                 -        2,499        3,013          3,749        9,261
Other expenses (JV)                               1,051            -           19          4,017        5,087
                                                -------------------------------------------------------------
         Total expenses                           9,661        3,694        3,032          7,708       24,095
                                                -------------------------------------------------------------
Gain on sale of undepreciated investment
    properties                                        -            -            -              -            -
                                                -------------------------------------------------------------
Consolidated funds from operations               21,855        4,869          404         (6,274)      20,854
                                                -------------------------------------------------------------
Depreciation and amortization (100%)             (3,887)        (904)           -              -       (4,791)
Depreciation and amortization (JV)               (3,891)        (324)           -              -       (4,215)
Effect of the recognition of rental
   revenues on a straight-line basis (100%)          98            -            -              -           98
Effect of the recognition of rental
   revenues on a straight-line basis (JV)          (117)           -            -              -         (117)
Adjustment to reflect stock appreciation
   right expense on an accrual basis                  -            -            -             29           29
Gain on sale of investment properties, net
   of applicable income tax provision                 -            -            -          1,029        1,029
                                                -------------------------------------------------------------
Net income                                       14,058        3,641          404         (5,216)      12,887
                                                -------------------------------------------------------------
Provision for income taxes from operations            -            -            -            180          180
                                                -------------------------------------------------------------
Income from operations before income taxes      $14,058       $3,641       $  404        $(5,036)     $13,067
                                                =============================================================



Nine Months Ended                                Office       Retail        Land       Unallocated
September 30, 1999                              Division     Division     Division      and Other        Total
------------------                              --------     --------     --------      ---------        -----
Rental property revenues (100%)                 $ 26,251      $14,264      $     -       $   206       $ 40,721
Rental property revenues (JV)                     46,905        9,442            -             -         56,347
Development income, management
   fees and leasing and other fees (100%)          9,586        1,000          180             -         10,766
Development income, management fees
   and leasing and other fees (JV)                 2,247            -            -             -          2,247
Other income (100%)                                    -        3,477       10,206         2,738         16,421
Other income (JV)                                      -            -          255           436            691
                                                ---------------------------------------------------------------
         Total revenues                           84,989       28,183       10,641         3,380        127,193
                                                ---------------------------------------------------------------
Rental property operating expenses (100%)          9,125        3,133            -           (29)        12,229
Rental property operating expenses (JV)           13,244        2,257            -             -         15,501
Other expenses (100%)                                  -        2,857        9,245        13,997         26,099
Other expenses (JV)                                1,218            -           91        11,737         13,046
                                                ---------------------------------------------------------------
         Total expenses                           23,587        8,247        9,336        25,705         66,875
                                                ---------------------------------------------------------------
Gain on sale of undepreciated investment
    properties                                        -            -           222            -             222
                                                ---------------------------------------------------------------
Consolidated funds from operations                61,402       19,936        1,527       (22,325)        60,540
                                                ---------------------------------------------------------------
Depreciation and amortization (100%)              (7,581)      (2,582)           -          (158)       (10,321)
Depreciation and amortization (JV)               (13,461)      (2,779)           -             -        (16,240)
Effect of the recognition of rental
   revenues on a straight-line basis (100%)          300            -            -             -            300
Effect of the recognition of rental
   revenues on a straight-line basis (JV)           (291)         (61)           -             -           (352)
Adjustment to reflect stock appreciation
   right expense on an accrual basis                   -            -            -            15             15
Gain on sale of investment properties, net
   of applicable income tax provision                  -            -            -        57,513         57,513
                                                ---------------------------------------------------------------
Net income                                        40,369       14,514        1,527        35,045         91,455
                                                ---------------------------------------------------------------
Provision for income taxes from operations             -            -            -         1,435          1,435
                                                ---------------------------------------------------------------
Income from operations before income taxes      $ 40,369      $14,514      $ 1,527       $36,480       $ 92,890
                                                ===============================================================
Total assets                                    $562,359      $228,434     $10,759       $50,760       $852,312
                                                ===============================================================
Investment in unconsolidated joint ventures     $127,765      $17,708      $ 4,545       $     -       $150,018
                                                ===============================================================

Reconciliation to Consolidated Revenues
---------------------------------------

                                                      Three Months Ended              Nine Months Ended
                                                         September 30,                   September 30,
                                                     ----------------------         ----------------------
                                                      2000           1999             2000           1999
                                                     -------        -------         --------        -------
Rental property revenues (100%)                      $29,841        $16,291         $ 78,659        $40,721
Effect of the recognition of rental
   revenues on a straight-line basis (100%)              375             98            1,806            300
Development income, management fees
   and leasing and other fees (100%)                   2,406          2,972            8,145         10,766
Residential lot and outparcel sales                    3,011          6,032            8,921         13,683
Interest and other                                     1,702          1,044            4,299          2,738
                                                     ----------------------         -----------------------
Total consolidated revenues                          $37,335        $26,437         $101,830        $68,208
                                                     ======================         =======================


6.  STOCK SPLIT EFFECTED IN THE FORM OF A STOCK DIVIDEND
--------------------------------------------------------

         On October 2, 2000, the Company completed a 3-for-2 stock split effected in the form of a 50% stock dividend to stockholders of record on September 15, 2000. All prior period shares outstanding, per share amounts and stock prices have been restated. Common Stock was increased by the par value of the new shares of approximately $16,259,000 with the corresponding decrease recorded to Additional Paid-in-Capital in the Consolidated Balance Sheets.

PART I.  FINANCIAL INFORMATION
------------------------------

Item 2.       Management's Discussion and Analysis of Financial Condition and
-----------------------------------------------------------------------------
              Results of Operations for the Three and Nine Months Ended
              ---------------------------------------------------------
              September 30, 2000 and 1999
              ---------------------------

Results of Operations:
----------------------

         Rental Property Revenues and Operating Expenses. Rental property revenues increased approximately $13,827,000 and $39,444,000 in the three and nine month 2000 periods, respectively. Rental property revenues from the Company's office portfolio increased approximately $10,651,000 and $33,272,000 in the three and nine month 2000 periods, respectively. The June 1999 acquisition of Inforum increased rental property revenues approximately $2,216,000 and $10,921,000 in the three and nine month 2000 periods, respectively. Additionally, average economic occupancy at Inforum increased for the three month 2000 period to 85% as compared to 60% for the three month 1999 period, which further contributed to the increase in rental property revenues from Inforum. Rental property revenues from 101 Second Street, which became partially operational for financial reporting purposes in April 2000, increased approximately $4,282,000 and $8,239,000 for the three and nine month 2000 periods, respectively. Three office buildings, AT&T Wireless Services Headquarters, 333 John Carlyle and 555 North Point Center East, which became partially operational for financial reporting purposes in September 1999, May 1999 and February 2000, respectively, contributed to the increase by approximately $1,862,000, $123,000 and $789,000, respectively, in the three month 2000 period and approximately $5,531,000, $1,637,000 and $1,692,000, respectively, in the nine month 2000 period. 600 University Park Place became partially operational for financial reporting purposes in June 2000 which contributed approximately $289,000 and $370,000 to the increase in the three and nine month 2000 periods, respectively. Additionally, rental property revenues from 615 Peachtree Street increased approximately $122,000 and $423,000 in the three and nine month 2000 periods, respectively, as the average economic occupancy for the nine month 2000 period increased to 81% from 63% in the nine month 1999 period. Meridian Mark Plaza and Northside/Alpharetta II became partially operational for financial reporting purposes in April 1999 and September 1999, respectively, which contributed approximately $299,000 and $609,000 to the increase in the three month 2000 period, respectively, and approximately $1,790,000 and $1,918,000 to the increase in the nine month 2000 period, respectively. AtheroGenics became partially operational in March 1999 which contributed approximately $295,000 to the increase for the nine month 2000 period.

         Rental property revenues from the Company's retail portfolio increased approximately $3,180,000 and $6,315,000 in the three and nine month 2000 periods, respectively. Rental property revenues from The Avenue East Cobb, which became partially operational for financial reporting purposes in September 1999, increased approximately $1,161,000 and $3,907,000 in the three and nine month 2000 periods, respectively. Two retail centers, The Avenue of the Peninsula and Mira Mesa MarketCenter, became partially operational in May 2000, which contributed approximately $1,202,000 and $1,188,000, respectively, to the increase in the three month 2000 period and $1,893,000 and $1,618,000, respectively, to the increase in the nine month 2000 period. The increases were partially offset by a decrease of approximately $615,000 and $1,260,000 in the three and nine month 2000 periods, respectively, from the sale of Laguna Niguel Promenade in March 2000 and by approximately $157,000 in the nine month 2000 period from the sale of Abbotts Bridge Station in February 1999.

         Rental property operating expenses increased approximately $3,137,000 and $10,717,000 in the three and nine month 2000 periods, respectively, due to the aforementioned office buildings, medical office buildings and retail centers becoming partially operational, as well as the acquisition of Inforum in June 1999. The increases were partially offset by the aforementioned sales of Laguna Niguel Promenade in March 2000 and Abbotts Bridge Station in February 1999.

         Development Income. Development income decreased approximately $344,000 and $1,305,000 in the three and nine month 2000 periods, respectively.
Development income decreased approximately $706,000 in the nine month 2000 period due to development income recognized in 1999 from the build-to-suit for Walgreens on an outparcel at Colonial Plaza MarketCenter. Development income also decreased approximately $526,000 in the nine month 2000 period from Cousins LORET Venture, L.L.C. ("Cousins LORET") related to the development of The Pinnacle in 1999 and approximately $170,000 and $628,000 in the three and nine month 2000 periods, respectively, from the third party development of Total System Services, Inc.'s corporate headquarters in 1999. The decrease in the nine month 2000 period was partially offset by increases of approximately $463,000 and $162,000 in development income from the Crawford Long Hospital campus redevelopment and the related joint venture medical office building and from the third party development of Cox Enterprises' corporate headquarters, respectively.

         Leasing and Other Fees. Leasing and other fees decreased approximately $260,000 and $1,444,000 in the three and nine month 2000 periods, respectively. Leasing fees decreased approximately $987,000 in the nine month 2000 period due to a lease signed by CREC at the Inforum office building executed prior to the Company's acquisition of the building in 1999. Leasing fees also decreased approximately $243,000 in the nine month 2000 period from 285 Venture, LLC as a higher amount of leasing fees from the lease-up of 1155 Perimeter Center West were recognized in 1999. Leasing fees from Cousins LORET decreased approximately $189,000 and $730,000 in the three and nine month 2000 periods, respectively, primarily related to the lease-up of The Pinnacle. The decrease in leasing and other fees was partially offset by an increase of approximately $330,000 in the nine month 2000 period, due to a fee recognized for representing the owners of a third party managed medical office building in the sale of that property.

         Residential Lot and Outparcel Sales and Cost of Sales. Residential lot and outparcel sales decreased approximately $3,021,000 and $4,762,000 in the three and nine month 2000 periods, respectively. The decrease in the three month 2000 period was mainly due to one outparcel sale for $2,662,000 in the three month 1999 period compared to no outparcel sales in the three month 2000 period. The decrease in the three month 2000 period was also partially due to a decrease in residential lot sales of approximately $359,000, although the number of residential lot sales increased from 64 lots in the three month 1999 period to 67 lots in the three month 2000 period. The lots sold in 1999 had higher sales price points as compared to 2000. The decrease in the nine month 2000 period was mainly due to a decrease in outparcel sales from $3,477,000 in 1999 from two large outparcel sales to $1,075,000 in 2000 from two smaller outparcel sales. Also, residential lot sales decreased from 220 lots in 1999 to 182 lots in 2000, which decreased residential lot sales by approximately $2,360,000. Also, as previously mentioned, the lots sold in 1999 had higher sales price points as compared to 2000.

         Residential lot and outparcel cost of sales decreased approximately $3,197,000 and $4,178,000 in the three and nine month 2000 periods, respectively. Residential lot cost of sales decreased approximately $661,000 and $2,013,000 in the three and nine month 2000 periods, respectively, due to the aforementioned difference in price points of residential lots sold in both the three and nine month 2000 periods and the decrease in the number of lots sold in the nine month 2000 period. The decrease in cost of sales in the three month 2000 period was also due to a decrease in outparcel cost of sales of approximately $2,536,000 due to the aforementioned outparcel sale in the three month 1999 period, as compared to no outparcel sales in the three month 2000 period. Outparcel cost of sales decreased $2,165,000 in the nine month 2000 period due to the aforementioned two large outparcel sales in 1999, as compared to two smaller outparcel sales in 2000.

         Interest and Other Income. Interest and other income increased approximately $658,000 and $1,561,000 in the three and nine month 2000 periods, respectively, primarily due to interest income of approximately $476,000 and $1,270,000 in the three and nine month 2000 periods, respectively, from the $18.6 million note receivable from Charlotte Gateway Village, LLC ("Gateway"). The increase in both the three and nine month 2000 periods was also due to approximately $327,000 of additional interest income recognized from the 650 Massachusetts Avenue mortgage notes ("650 mortgage notes') (see Note 3 of "Notes to Consolidated Financial Statements" in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, for a detailed discussion of the 650 mortgage notes). The principal payments on the $5 million non-amortizing non-interest bearing note (which note has a remaining balance of approximately $543,000) have reduced the Company's carrying value of the 650 mortgage notes such that the Company currently estimates that the carrying value of the 650 mortgage notes will be approximately $4.6 million lower than the 650 mortgage notes' balance upon maturity. As a result, beginning in the third quarter of 2000 and continuing until the 650 mortgage notes mature on December 31, 2003, the Company is amortizing this difference as additional interest income.

         Income from Unconsolidated Joint Ventures. (All amounts reflect the Company's share of joint venture income.) Income from unconsolidated joint ventures increased approximately $713,000 in the three month 2000 period and decreased approximately $502,000 in the nine month 2000 period.

         Income from Wildwood Associates increased approximately $290,000 and $1,142,000 in the three and nine month 2000 periods, respectively. The increases were partially due to increases in income before depreciation, amortization and interest expense from the 3200 Windy Hill Road Building of approximately
$194,000 and $626,000 in the three and nine month 2000 periods, respectively, due to an increase in the nine month average economic occupancy to 100% in 2000 from 88% in 1999. The increase in the nine month 2000 period was also partially due to an increase in income before depreciation, amortization and interest expense from the 4200 Wildwood Parkway Building of approximately $210,000 due to an increase in average economic occupancy to 100% in 2000 from 87% in 1999. Further contributing to the increase in the nine month 2000 period was an increase of approximately $179,000 in income before depreciation, amortization and interest expense from the 2500 Windy Ridge Parkway Building, as average economic occupancy increased to 99% in 2000 from 94% in 1999.

         Income from Haywood Mall Associates decreased approximately $2,379,000 in the nine month 2000 period due to the June 1999 sale of the Company's 50% interest in Haywood Mall.

         Income from Hickory Hollow Associates decreased $331,000 in both the three and nine month 2000 periods, respectively, due to the sale of all of the remaining land in 1999. This partnership was dissolved in early 2000.

         Income from Cousins LORET decreased approximately $121,000 and $507,000 in the three and nine month 2000 periods, respectively. Depreciation and amortization expense increased approximately $206,000 and $872,000 in the three and nine month 2000 periods, respectively, due to The Pinnacle becoming fully operational for financial reporting purposes in December 1999, which contributed to the decrease in income from Cousins LORET. Additionally, capitalized interest decreased approximately $186,000 and $948,000 in the three and nine month 2000 periods, respectively, due to The Pinnacle becoming fully operational. Further contributing to the decrease in income from Cousins LORET was decreased interest income for the nine month 2000 period of $343,000 due to investments made in the nine month 1999 period using the proceeds from the $70 million financing of The Pinnacle, which was funded in December 1998. Partially offsetting the decreases were increases in income before depreciation, amortization and interest expense from The Pinnacle of approximately $368,000 and $1,513,000 in the three and nine month 2000 periods, respectively, due to an increase in the average economic occupancy to 91% in 2000 from 80% in 1999. Further offsetting the decrease in the nine month 2000 period was an increase of approximately $120,000 in income before depreciation, amortization and interest expense from Two Live Oak Center due to an increase in the average economic occupancy to 100% in 2000 from 98% in 1999.

         Income from Gateway increased $669,000 in both the three and nine month 2000 periods. The Company began recognizing its 11.46% current preferred return on its equity in Gateway during the third quarter of 2000.

         Income from 285 Venture, LLC increased approximately $198,000 and $478,000 in the three and nine month 2000 periods, respectively, as 1155 Perimeter Center West became partially operational in January 2000.

         Income from CP Venture LLC increased $393,000 in the nine month 2000 period primarily due to a decrease in amortization expense.

         General and Administrative Expenses. General and administrative expenses increased approximately $1,739,000 and $4,166,000 in the three and nine month 2000 periods, respectively. The increase in both periods was primarily due to the Company's continued expansion.

         Depreciation and Amortization. Depreciation and amortization increased approximately $3,708,000 and $12,323,000 in the three and nine month 2000 periods, respectively, due to the aforementioned acquisition of Inforum in June 1999 and the aforementioned office buildings, retail centers and medical office buildings becoming partially operational.

         Stock Appreciation Right Expense. The stock appreciation right expense increased approximately $299,000 and $529,000 in the three and nine month 2000 periods, respectively. This non-cash item is primarily related to the Company's stock price, which was $22.625, $25.6667 and $28.7083 at December 31, 1999, June 30, 2000 and September 30, 2000, respectively; and $21.50, $22.5417 and $22.625 at December 31, 1998, June 30, 1999 and September 30, 1999, respectively.

         Interest Expense. Interest expense increased approximately $4,474,000 and $7,539,000 in the three and nine month 2000 periods, respectively. Interest expense before capitalization increased to approximately $7,464,000 and $20,616,000 in the three and nine month 2000 periods, respectively, from $4,018,000 and $11,657,000 in the three and nine month 1999 periods, respectively, due to higher debt levels. Interest capitalized to projects under development decreased $1,028,000 (an increase in interest expense) in the three month 2000 period due to a lower level of projects under development in the three month 2000 period. Partially offsetting the increase in interest expense in the nine month 2000 period was an increase of approximately $1,420,000 in interest capitalized to projects under development (a reduction of interest expense) to $12,647,000 in 2000 from $11,227,000 in 1999.

         Property Taxes on Undeveloped Land. Property taxes on undeveloped land decreased approximately $478,000 in the nine month 2000 period due to the reversal in the first quarter of 2000 of estimated amounts accrued for anticipated reassessments of the Company's North Point and Wildwood land holdings. The final reassessments, after appeal, were lower than the anticipated reassessments, and the accrual was reduced.

         Other Expenses. Other expenses increased approximately $1,401,000 and $1,521,000 in the three and nine month 2000 periods, respectively. The increases in both the three and nine month 2000 periods were partially due to the minority interest's current participation in 101 Second Street of approximately $502,000. The increases in both the three and nine month 2000 periods were also due to a reversal in 1999 of an accrual of approximately $461,000. This accrual was related to an indemnification an insurance company in rehabilitation had made to the Company in 1974 but had defaulted on in 1993. The insurance company, while still in rehabilitation, has been determined to be solvent, and the Company's claim has been formally accepted and approved. The increase in the three month 2000 period was also partially due to an increase of $430,000 in 2000 in predevelopment expense. The nine month 2000 period increase was also due to an increase of approximately $608,000 in Prudential's minority interest in CP Venture Three LLC (see Note 5 of "Notes to Consolidated Financial Statements" in the Company's Annual Report on Form 10-K for the year ended December 31,
1999).

         (Benefit) Provision for Income Taxes from Operations. (Benefit) provision for income taxes from operations decreased approximately $801,000 in the three month 2000 period from a provision of $180,000 in 1999 to a benefit of $621,000 in 2000. The decrease in the three month 2000 period was mainly due to a true-up of approximately $548,000 in the accrual required for income taxes related to the 1999 income tax return for CREC and its subsidiaries which was filed September 15, 2000.

         (Benefit) provision for income taxes from operations decreased approximately $2,180,000 in the nine month 2000 period from a provision of $1,435,000 in 1999 to a benefit of $745,000 in 2000. The decrease in the nine month period was partially due to the aforementioned true-up of approximately $548,000. The decrease in the nine month period was also due to a decrease in CREC and its subsidiaries' income from operations before income taxes from $2,664,000 in the nine month 1999 period to a loss from operations before income taxes of $1,127,000 in the nine month 2000 period.

         Gain on Sale of Investment Properties. Gain on sale of investment properties decreased approximately $46,840,000 in the nine month 2000 period. The 2000 gain included the following: the March 2000 sale of Laguna Niguel Promenade ($7.2 million gain), the April 2000 sale of 2 acres of North Point land ($.6 million gain) and the amortization of deferred gain from CP Venture LLC ($3.1 million gain). The 1999 gain included the following: the January 1999 sale of 3 acres of McMurray land ($.1 million gain), the February 1999 sale of Abbotts Bridge Station, a neighborhood retail center ($3.5 million gain), the March 1999 sale of Kennesaw Crossings neighborhood retail center ($.9 million gain), the May 1999 sale of 2 acres of Hidden Hills land ($.1 million gain), the June 1999 sale of the Company's 50% interest in Haywood Mall ($50.1 million gain) and the amortization of deferred gain from CP Venture LLC ($3.0 million gain).

Liquidity and Capital Resources:
--------------------------------

         Financial Condition. The Company's adjusted debt (including its pro rata share of unconsolidated joint venture debt) was 29% of total market capitalization at September 30, 2000. Adjusted debt is defined as the Company's debt and the Company's pro rata share of unconsolidated joint venture debt as disclosed in Note 4 of "Notes to Consolidated Financial Statements" in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, excluding the Gateway debt as it is fully exculpated debt which is supported by a long-term lease to Bank of America Corporation.

         The Company has development and acquisition projects in various planning stages. The Company currently intends to finance these projects, as well as the completion of projects currently under construction, using its existing lines of credit (increasing those lines of credit as required), long-term non-recourse financing on the Company's unleveraged projects, joint ventures, project sales and other financings as market conditions warrant. In September 1996, the Company filed a shelf registration statement with the Securities and Exchange Commission ("SEC") for the offering from time to time of up to $200 million of common stock, warrants to purchase common stock and debt securities, of which approximately $132 million remains available at September 30, 2000.

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

         Cash  Flows.  Net  cash  provided  by  operating  activities  increased approximately $12.8 million in 2000. Changes in other operating assets and liabilities increased approximately $6.2 million which contributed to the increase in net cash provided by operating activities. Also contributing to the increase in net cash provided by operating activities was an increase in income before gain on sale of investment properties of approximately $3.2 million and an increase in depreciation and amortization of approximately $11.4 million. Residential lot and outparcel cost of sales decreased approximately $3.9 million, which partially offset the increase in net cash provided by operating activities. Operating distributions from unconsolidated joint ventures decreased approximately $3.3 million, partially due to approximately $4.0 million of operating distributions from Cousins LORET in 1999, as compared to approximately $2.0 million of operating distributions in 2000. Additionally, operating distributions from CP Venture LLC decreased approximately $5.9 million in 2000. The final distribution of $4.1 million was made in 1999 from Haywood Mall Associates due to the sale of the Company's 50% interest in Haywood Mall in June 1999, further contributing to the decrease in operating distributions from unconsolidated joint ventures. Partially offsetting the decrease in operating distributions from unconsolidated joint ventures was an increase of approximately $3.4 million of operating distributions from Wildwood Associates, an increase of approximately $1.8 million of operating distributions from Temco Associates and an increase of approximately $2.4 million of operating distributions from Cousins Stone LP, which was formed in June 1999. Additionally, Gateway had operating distributions of approximately $.6 million as the Company received its 11.46% current preferred return, and operating distributions were approximately $.6 million higher in 2000 from CSC Associates, L.P. Furthermore, the effect of recognizing rental revenues on a straight-line basis partially offset the increase in net cash provided by operating activities by approximately $1.5 million.

         Net cash used in investing activities increased approximately $61.8 million in 2000. Net cash received in formation of venture (see Note 5 of "Notes to Consolidated Financial Statements" in the Company's Annual Report on Form 10-K for the year ended December 31, 1999) decreased approximately $125.5 million in 2000 which partially caused the increase in net cash used in investing activities. Net cash provided by sales activities decreased approximately $57.5 million also partially contributing to the increase in net cash used in investing activities primarily due to a higher gain recognized from the sale of the Company's 50% interest in Haywood Mall in 1999, as compared to the sale of Laguna Niguel Promenade in 2000. The collection of notes receivable decreased approximately $4.0 million due to the repayment of the Cousins LORET note receivable in 1999, which also contributed to the increase in net cash used in investing activities. Change in other assets, net, also increased approximately $1.6 million, which further contributed to the increase in net cash used in investing activities. Non-operating distributions from unconsolidated joint ventures also decreased approximately $2.0 million, which contributed to the increase in net cash used in investing activities. In 1999, the Company received non-operating distributions of approximately $2.0 million from Wildwood Associates as compared to none in 2000. Property acquisition and development expenditures decreased approximately $125.7 million in 2000 as a result of the Company having a higher level of projects under development in 1999, which partially offset the increase in net cash used in investing activities. Investment in unconsolidated joint ventures decreased approximately $3.3 million, which also partially offset the increase in net cash used in investing activities, partially due to contributions of approximately $9.8 million in 1999 to Gateway. Partially offsetting the decrease in contributions were contributions of approximately $5.6 million in 2000 to CPI/FSP I, LP, a venture formed in May 2000 to develop Austin Research Park and approximately $1.0 million in 2000 to Crawford Long-CPI, LLC, a venture formed in November 1999.

         Net cash provided by financing activities increased approximately $49.7 million in 2000 from net cash used in financing activities in 1999. The increase in 2000 was mainly attributable to proceeds from other notes payable of $154.5 million from the completions of the $90 million non-recourse mortgage of 101 Second Street in April 2000, the $39 million non-recourse mortgage of The Avenue East Cobb in July 2000 and the $25.5 million non-recourse mortgage of Meridian Mark Plaza in August 2000. Common Stock sold, net of expenses, increased approximately $1.3 million which also contributed to the increase in net cash provided by financing activities. The increase was partially offset by a decrease of approximately $100.3 million in the net amount drawn on the Company's line of credit in 2000. An increase in the dividends paid per share to $.90 in 2000 from $.82 in 1999 and an increase in the number of shares outstanding also partially offset the increase as dividends paid increased approximately $4.2 million. Repayment of other notes payable increased approximately $1.6 million in 2000, which partially offset the increase in net cash provided by financing activities.

Supplemental Financial Information:
-----------------------------------

         Depreciation and amortization expense included the following components for the three and nine months ended September 30, 2000 ($ in thousands):

                                               Three Months Ended                        Nine Months Ended
                                               September 30, 2000                       September 30, 2000
                                       ------------------------------------     -----------------------------------
                                                    Share of                                 Share of
                                                 Unconsolidated                           Unconsolidated
                                       Company   Joint Ventures      Total      Company   Joint Ventures     Total
                                       -------   --------------     -------     -------   --------------    -------

Furniture, fixtures and equipment      $  197        $   68         $   265     $   588       $   160       $   748
Deferred financing costs                   --            (7)             (7)         --             1             1
Goodwill and related business
   acquisition costs                       75            --              75         225            --           225
Real estate related:
Building (including tenant
   first generation)                    7,818         3,660          11,478      20,537        10,997        31,534
Tenant second generation                  300           178             478         886           535         1,421
                                       ------        ------         -------     -------       -------       -------
                                       $8,390        $3,899         $12,289     $22,236       $11,693       $33,929
                                       ======        ======         =======     =======       =======       =======

         Exclusive of new developments and purchases of furniture, fixtures and equipment, the Company had the following capital expenditures during the three and nine months ended September 30, 2000, including its share of unconsolidated joint ventures ($ in thousands):

                                                        Three Months Ended                    Nine Months Ended
                                                        September 30, 2000                   September 30, 2000
                                                     ------------------------             -------------------------
                                                     Office   Retail    Total             Office   Retail     Total
                                                     ------   ------    -----             ------   ------    ------

         Second generation related costs              $508     $170     $678              $2,053    $414     $2,467
         Building improvements                         303        -      303                 519      23        542
                                                      ----     ----     ----              ------    ----     ------
                                                      $811     $170     $981              $2,572    $437     $3,009
                                                      ====     ====     ====              ======    ====     ======


Item 3.  Quantitative and Qualitative Disclosure About Market Risk
------------------------------------------------------------------

         There have been no significant changes in the Company's market risk related to its notes payable and notes receivable from that disclosed in the Company's annual report on Form 10-K for the year ended December 31, 1999.

PART II.  OTHER INFORMATION
---------------------------

Item 6.           Exhibits and Reports on Form 8-K
--------------------------------------------------
                  (a)      Exhibits
                           --------
                           27  Financial Data Schedule

                  (b)      Reports on Form 8-K
                           -------------------
                           There have been no reports on Form 8-K filed by the Registrant during the quarter ended September 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        COUSINS PROPERTIES INCORPORATED
                                        Registrant

                                        /s/ Kelly H. Barrett
                                        ----------------------------------------
                                        Kelly H. Barrett
                                        Senior Vice President - Finance
                                        (Authorized Officer)
                                        (Principal Accounting Officer)








November 13, 2000