Form 10-K
period 2000-12-31
COUSINS PROPERTIES INC
filed 2001-03-27
CIK 25232

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000      Commission file number 2-20111

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

     As of March 9, 2001, 49,500,617 shares of common stock were outstanding; and the aggregate market value of the common stock of Cousins Properties Incorporated held by nonaffiliates was $919,520,223.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents have been incorporated by reference into the designated Part of this Form 10-K:

     Registrant's Proxy Statement            Part III, Items 10, 11, 12 and 13
        dated March 30, 2001
     Registrant's Annual Report to           Part II, Items 5, 6, 7 and 8
        Stockholders for the year
        ended December 31, 2000

                                     PART I
                                     ------

Item 1.     Business
--------------------

         Corporate Profile

         Cousins Properties Incorporated (the "Registrant" or "Cousins") is a Georgia corporation, which since 1987 has elected to be taxed as a real estate investment trust ("REIT"). Cousins Real Estate Corporation and its subsidiaries ("CREC") is a taxable entity consolidated with the Registrant, which owns, develops, and manages a portion of the Registrant's real estate portfolio. CREC II Inc. and its subsidiaries ("CREC II") is another taxable entity which owns a 75% interest (100% as of February 28, 2001) in Cousins Stone LP, an
unconsolidated joint venture which is a full-service real estate company headquartered in Dallas, Texas that specializes in third party property management, development and leasing of Class A office buildings. The Registrant, together with CREC and CREC II, is hereafter referred to as the "Company."

         Cousins is an Atlanta-based, fully integrated, self administered equity REIT. The Company has extensive experience in the real estate industry, including the acquisition, financing, development, management and leasing of properties. Cousins has been a public company since 1962, and its common stock trades on the New York Stock Exchange. The Company owns a portfolio of well-located, high-quality retail, office, medical office and land development projects and holds several tracts of strategically located undeveloped land. The strategies employed to achieve the Company's investment goals include the development of properties which are substantially precommitted to quality tenants; maintaining high levels of occupancy within owned properties; the selective sale of assets; the creation of joint venture arrangements and the acquisition of quality income-producing properties at attractive prices. The Company also seeks to be opportunistic and take advantage of normal real estate business cycles.

         Unless otherwise indicated, the notes referenced in the discussion below are the "Notes to Consolidated Financial Statements" included in the financial section of the Registrant's 2000 Annual Report to Stockholders.

         Brief Description of Company Investments

         Office.  As of March 15,  2001,  the  Company's  office  portfolio
         -------
included  the  following  thirty-seven commercial office buildings:

                                                                                     Company's       Percent
                                                                                     Economic        Leased
                                            Metropolitan              Rentable       Ownership       (Fully
           Property Description                 Area                 Square Feet     Interest       Executed)
         ------------------------         -----------------          -----------     ---------      ---------
         Inforum                          Atlanta, GA                 988,000            100%           99%
         101 Independence Center          Charlotte, NC               526,000            100%           99%
         101 Second Street                San Francisco, CA           387,000            100% (b)       92%
         55 Second Street                 San Francisco, CA           375,000            100% (b)       87% (a)
         AT&T Wireless Services
           Headquarters                   Los Angeles, CA             222,000            100%          100%
         The Points at Waterview          Dallas, TX                  200,000            100%          100%
         Lakeshore Park Plaza             Birmingham, AL              190,000            100% (b)       89%
         3100 Windy Hill Road             Atlanta, GA                 188,000            100%          100%
         333 John Carlyle                 Washington, D.C.            153,000            100%           93%
         555 North Point Center East      Atlanta, GA                 152,000            100%           95%
         615 Peachtree Street             Atlanta, GA                 149,000            100%           95%
         333 North Point Center East      Atlanta, GA                 129,000            100%          100%
         600 University Park Place        Birmingham, AL              123,000            100% (b)       91%
         3301 Windy Ridge Parkway         Atlanta, GA                 107,000            100%          100%
         Cerritos Corporate Center -
             Phase II                     Los Angeles, CA             104,000            100%          100% (a)
         1900 Duke Street                 Washington, D.C.             97,000            100%           97% (a)
         One Georgia Center               Atlanta, GA                 363,000          88.50%           98%
         Bank of America Plaza            Atlanta, GA               1,261,000             50%          100%
         Gateway Village                  Charlotte, NC             1,065,000             50%          100% (a)
         3200 Windy Hill Road             Atlanta, GA                 687,000             50%          100%
         2300 Windy Ridge Parkway         Atlanta, GA                 635,000             50%          100%
         The Pinnacle                     Atlanta, GA                 423,000             50%           98%
         1155 Perimeter Center West       Atlanta, GA                 362,000             50%          100% (a)
         2500 Windy Ridge Parkway         Atlanta, GA                 314,000             50%          100%
         Two Live Oak Center              Atlanta, GA                 278,000             50%          100%
         4200 Wildwood Parkway            Atlanta, GA                 260,000             50%          100%
         Ten Peachtree Place              Atlanta, GA                 259,000             50%          100%
         John Marshall - II               Washington, D.C.            224,000             50%          100%
         Austin Research Park -
           Building IV                    Austin, TX                  184,000             50%          100% (a)
         Austin Research Park -
           Building III                   Austin, TX                  174,000             50%          100% (a)
         4300 Wildwood Parkway            Atlanta, GA                 150,000             50%          100%
         4100 Wildwood Parkway            Atlanta, GA                 100,000             50%          100%
         First Union Tower                Greensboro, NC              322,000          11.50%           90%
         Grandview II                     Birmingham, AL              149,000          11.50%          100%
         200 North Point Center East      Atlanta, GA                 130,000          11.50%           95%
         100 North Point Center East      Atlanta, GA                 128,000          11.50%           95%
         One Ninety One Peachtree Tower   Atlanta, GA               1,215,000           9.80%           97%
                                                                   ----------
                                                                   12,773,000
                                                                   ==========

         (a) Under construction and/or in lease-up.
         (b) These projects are actually owned in ventures in which a portion of the upside is shared with the other venturer. See "Major
             Properties" - "101 Second Street," "55 Second Street" and "Cousins/Daniel LLC" where discussed.

         The weighted average leased percentage of these office buildings (excluding all properties currently under construction and/or in lease-up and One Ninety One Peachtree Tower, as it is less than 10% owned by the Company) was approximately 98% as of March 15, 2001 and the leases expire as follows:

                                                                                                              2010
                                                                                                                &
                 2001      2002      2003      2004      2005       2006       2007      2008      2009    Thereafter    Total
                 ----      ----      ----      ----      ----       ----       ----      ----      ----    ----------    -----
OFFICE
------
Consolidated:
-------------
Square Feet
  Expiring (d)  181,596    43,284   252,578   239,738    373,412   323,515    139,217   291,121    814,349    738,887   3,397,697(b)
% of Leased Space    5%        1%        7%        7%        11%       10%         4%        9%        24%        22%        100%
Annual Base
  Rent (a)    2,992,480   622,175 3,168,316 3,936,756  7,353,306 4,938,730  2,968,888 6,292,968 15,897,726 19,167,139  67,338,484
Annual Base
  Rent/Sq.
  Ft. (a)         16.48     14.37     12.54     16.42      19.69     15.27      21.33     21.62      19.52      25.94       19.82

Joint Venture:
--------------
Square Feet
  Expiring (d)  551,464   530,284   408,423   434,237    674,426   540,391    684,114    45,005    353,175  1,392,411   5,613,930(c)
% of Leased Space   10%        9%        7%        8%        12%       10%        12%        1%         6%        25%        100%
Annual Base
  Rent (a)    7,986,474 9,762,968 7,171,870 8,068,152 12,369,978 9,722,610 16,791,309   888,817  8,050,731 33,532,817 114,345,726
Annual Base
  Rent/Sq.
  Ft. (a)         14.48     18.41     17.56     18.58      18.34     17.99      24.54     19.75      22.80      24.08       20.37

Total (including only Company's % share of Joint Venture Properties):
---------------------------------------------------------------------
Square Feet
  Expiring (d)  411,278   292,658   469,176   514,014    675,016   581,929    465,614   298,771    961,680  1,407,675   6,077,811
% of Leased Space    7%        5%        8%        8%        11%        9%         8%        5%        16%        23%        100%
Annual Base
  Rent (a)    6,087,272 5,171,282 6,953,603 8,919,341 12,973,745 9,613,705 11,100,869 6,448,431 19,411,828 35,387,371 122,067,447
Annual Base
  Rent/Sq.
  Ft. (a)         14.80     17.67     14.82     17.35      19.22     16.52      23.84     21.58      20.19      25.14       20.08


(a) Annual base rent excludes the operating expense reimbursement portion of the rent payable. If the lease does not provide for pass through of such operating expense reimbursements, an estimate of operating expenses is deducted from the rental rate shown. The base rental rate shown is the estimated rate in the year of expiration. Amounts disclosed are in dollars.

(b) Rentable square feet leased as of March 15, 2001 out of approximately 3,514,000 total rentable square feet.

(c) Rentable square feet leased as of March 15, 2001 out of approximately 5,683,000 total rentable square feet.

(d) Where a tenant has the option to cancel its lease without penalty, the lease expiration date used in the table above reflects the cancellation option date rather than the lease expiration date.

         The weighted average remaining lease term of these twenty-nine office buildings was approximately 7 years as of March 15, 2001. Most of the Company's leases in these buildings provide for pass through of operating expenses and base rents which escalate over time.

         Medical Office.  As of March 15, 2001, the Company's  medical office
         ---------------
portfolio  included the following six medical office properties:

                                                                                      Company's       Percent
                                                                                      Economic        Leased
                                           Metropolitan              Rentable         Ownership       (Fully
            Property Description               Area                 Square Feet       Interest       Executed)
            --------------------          -------------             -----------       ---------      ---------

         Northside/Alpharetta II          Atlanta, GA                 198,000            100%           74%
         Meridian Mark Plaza              Atlanta, GA                 159,000            100%           99%
         Northside/Alpharetta I           Atlanta, GA                 103,000            100%          100%
         AtheroGenics                     Atlanta, GA                  50,000            100%          100%
         Crawford Long Medical
           Office Building                Atlanta, GA                 366,000             50%           51% (a)
         Presbyterian Medical Plaza
           at University                  Charlotte, NC                69,000          11.50%          100%
                                                                      -------
                                                                      945,000
                                                                      =======

(a) Under construction and in lease-up.











         The  weighted  average  leased   percentage  of  these  medical  office
buildings (excluding the property currently under construction and in lease-up) was 90% as of March 15, 2001 and the leases expire as follows:


                                                                                                            2010
                                                                                                              &
                 2001      2002       2003     2004      2005     2006      2007      2008      2009     Thereafter     Total
                 ----      ----       ----     ----      ----     ----      ----      ----      ----     ----------     -----
MEDICAL OFFICE
--------------
Consolidated:
-------------
Square Feet
  Expiring       4,970     4,290    35,388    48,066    23,723    4,884    20,012    40,652     124,823     147,088     453,896(b)
% of Leased Space   1%        1%        8%       11%        5%       1%        4%        9%         28%         32%        100%
Annual Base
  Rent (a)      86,230    72,415   676,258   893,333   409,956   90,102   417,130   915,237   2,547,438   3,606,703   9,714,802
Annual Base
  Rent/Sq.
  Ft. (a)        17.35     16.88     19.11     18.59     17.28    18.45     20.84     22.51       20.41       24.52       21.40

Joint Venture:
--------------
Square Feet
  Expiring           0     1,397         0         0     3,445        0    23,359         0           0      40,503      68,704(c)
% of Leased Space   0%        2%        0%        0%        5%       0%       34%        0%          0%         59%        100%
Annual Base
  Rent (a)           0    21,109         0         0    56,498        0   390,329         0           0     772,392   1,240,328
Annual Base
  Rent/Sq.
  Ft. (a)            0     15.11         0         0     16.40        0     16.71         0           0       19.07       18.05

Total (including only Company's % share of Joint Venture Properties):
---------------------------------------------------------------------

Square Feet
  Expiring       4,970     4,451    35,388    48,066    24,119    4,884    22,698    40,652     124,823     151,780    461,831
% of Leased Space   1%        1%        8%       10%        5%       1%        5%        9%         27%         33%       100%
Annual Base
  Rent (a)      86,230    74,843   676,258   893,333   416,453   90,102   462,018   915,237   2,547,438   3,695,528  9,857,440
Annual Base
  Rent/Sq.
  Ft. (a)        17.35     16.81     19.11     18.59     17.27    18.45     20.36     22.51       20.41       24.35      21.34

(a) Annual base rent excludes the operating expense reimbursement portion of the rent payable. If the lease does not provide for pass through of such operating expense reimbursements, an estimate of operating expenses is deducted from the rental rate shown. The base rental rate shown is the estimated rate in the year of expiration. Amounts disclosed are in dollars.

(b) Rentable square feet leased as of March 15, 2001 out of approximately 510,000 total rentable square feet.
(c) Rentable square feet leased as of March 15, 2001 out of approximately 69,000 total rentable square feet.

         The weighted average remaining lease term of these five medical office buildings was approximately 9 years as of March 15, 2001. The Company's leases in these medical office buildings provide for pass through of operating expenses and base rents which escalate over time.

         Retail.  As of March 15, 2001, the Company's retail portfolio included
         -------
the following twelve properties:

                                                                                         Company's     Percent
                                                                        Rentable         Economic      Leased
                                              Metropolitan             Square Feet       Ownership     (Fully
              Property Description                Area               (Company Owned)     Interest     Executed)
         --------------------------       ------------------------   ---------------     --------     ---------
         Presidential MarketCenter        Atlanta, GA                    374,000            100%          97%
         The Avenue of the Peninsula      Rolling Hills Estates, CA      369,000            100%          83%
         The Avenue East Cobb             Atlanta, GA                    225,000            100%         100%
         Perimeter Expo                   Atlanta, GA                    176,000            100%         100%
         Salem Road Station               Atlanta, GA                     67,000            100%          81% (a)
         Mira Mesa MarketCenter           San Diego, CA                  447,000          88.50%         100%
         The Avenue Peachtree City        Atlanta, GA                    167,000          88.50%          56% (a)
         The Shops at World Golf Village  St. Augustine, FL               80,000             50%          78%
         Greenbrier MarketCenter          Chesapeake, VA                 493,000          11.50%          99%
         North Point MarketCenter         Atlanta, GA                    401,000          11.50%         100%
         Los Altos MarketCenter           Long Beach, CA                 157,000          11.50%         100%
         Mansell Crossing Phase II        Atlanta, GA                    103,000          11.50%          91%
                                                                       ---------
                                                                       3,059,000
                                                                       =========

         (a)  Under construction and/or in lease-up.





         The weighted average leased percentage of these retail properties (excluding all properties currently under construction and/or in lease-up) was approximately 95% as of March 15, 2001, and the leases expire as follows:


                                                                                                          2010
                                                                                                           &
                 2001      2002    2003       2004       2005       2006      2007     2008     2009   Thereafter     Total
                 ----      ----    ----       ----       ----       ----      ----     ----     ----   ----------     -----
RETAIL
------
Consolidated:
-------------
Square Feet
  Expiring       19,678   24,367    4,749     90,084    116,815     79,369   10,414   40,327   28,259     644,462   1,058,524(b)
% of Leased Space    2%      2%        0%         9%        11%         7%       1%       4%       3%         61%        100%
Annual Base
  Rent (a)      148,916  435,734  118,766  1,673,370  2,918,856  2,069,214  289,075  501,518  710,634  12,663,004  21,529,087
Annual Base
 Rent/Sq.
 Ft. (a)           7.57    17.88    25.01      18.58      24.99      26.07    27.76    12.44    25.15       19.65       20.34

Joint Venture:
--------------

Square Feet
  Expiring       44,243   52,398   10,411    26,840    86,176      98,000   25,023    4,719    59,033   1,242,080   1,648,923(c)
% of Leased Space    3%       3%       1%        2%        5%          6%       2%       0%        3%         75%        100%
Annual Base
  Rent (a)      618,218  816,070  192,745   582,098  1,558,165  1,103,770  675,322   75,504   642,363  17,125,005  23,389,260
Annual Base
  Rent/Sq.
  Ft. (a)         13.97    15.57    18.51     21.69      18.08      11.26    26.99    16.00     10.88       13.79       14.18

Total (including only Company's % share of Joint Venture Properties):
---------------------------------------------------------------------

Square Feet
  Expiring       24,766   30,393    5,946     94,354    159,663     92,949   18,274   40,870   35,596   1,112,733   1,615,544
% of Leased Space    1%       2%       0%         6%        10%         6%       1%       3%       2%         69%        100%
Annual Base
  Rent (a)      220,011  529,582  140,932  1,769,899  3,864,027  2,297,533  509,219  510,201  800,096  19,843,335  30,484,835
Annual Base
  Rent /Sq.
  Ft.(a)           8.88    17.42    23.70      18.76      24.20      24.72    27.87    12.48    22.48       17.83       18.87

(a)Annual base rent excludes the operating expense reimbursement portion of the rent payable and any percentage rents due. If the lease does not provide for pass through of such operating expense reimbursements, an estimate of operating expenses is deducted from the rental rate shown. The base rental rate shown is the estimated rate in the year of expiration. Amounts disclosed are in dollars.

(b)Gross leasable area leased as of March 15, 2001 out of approximately 1,144,000 total gross leasable area.

(c)Gross leasable area leased as of March 15, 2001 out of approximately 1,681,000 total gross leasable area.

         The weighted average remaining lease term of these ten retail properties was approximately 11 years as of March 15, 2001. Most of the major tenant leases in these retail properties provide for pass through of operating expenses and base rents which escalate over time.

         Other. The Company's other real estate holdings include equity interests in approximately 377 acres of strategically located land held for investment and future development at North Point and Wildwood Office Park, the option to acquire the fee simple interest in approximately 9,600 acres of land through its Temco Associates joint venture, and two mortgage notes for an aggregate of approximately $24 million which are secured by a 250,000 square foot office building in Washington, D.C. The terms of these two notes have some of the characteristics of an equity investment and should provide a comparable return on investment (see Note 3).

         The Company's joint venture partners include either the company as named or an affiliate of the company named and are as follows: IBM, The Coca-Cola Company ("Coca-Cola"), Bank of America Corporation ("Bank of America"), The Prudential Insurance Company of America ("Prudential"), Temple-Inland Inc., Equity Office Properties Trust, CommonWealth Pacific, LLC ("CommonWealth") and CarrAmerica Realty Corporation.

         Refer to Item 2 hereof for a more detailed description of the Company's real estate properties.

         Significant Changes in 2000

         Significant changes in the Company's business and properties during the year ended December 31, 2000 were as follows:

         Office Division. In January 2000, 1155 Perimeter Center West, an approximately 362,000 rentable square foot office building in Atlanta, Georgia, owned by 285 Venture, LLC (see Note 5), became partially operational for financial reporting purposes. Also in January 2000, Crawford Long - CPI, LLC (see Note 5) commenced construction of the Crawford Long medical office building, an approximately 366,000 rentable square foot medical office building in Atlanta, Georgia. In February 2000, 555 North Point Center East, an approximately 152,000 rentable square foot office building in suburban Atlanta, Georgia, became partially operational for financial reporting purposes. In April 2000, 101 Second Street, an approximately 387,000 rentable square foot office building in San Francisco, California, became partially operational for financial reporting purposes.

         In June 2000, 600 University Park Place, an approximately 123,000 rentable square foot office building in Birmingham, Alabama, became partially operational for financial reporting purposes. Also in June 2000, CPI/FSP I, L.P. (see Note 5) commenced construction of Austin Research Park - Buildings III and IV, two approximately 174,000 and 184,000 rentable square foot office buildings, respectively, in Austin, Texas. CPI/FSP I, L.P. also owns an additional parcel of land upon which a third building of approximately 184,000 rentable square feet could be developed. In October 2000, 1900 Duke Street, an approximately 97,000 rentable square foot office building in suburban Washington, D.C., became partially operational for financial reporting purposes. In November 2000, Gateway Village, an approximately 1.1 million rentable square foot office building complex in Charlotte, North Carolina (see Note 5), became partially operational for financial reporting purposes.

         In December 2000, CP Venture Three LLC acquired One Georgia Center, an approximately 363,000 rentable square foot office building in midtown Atlanta, Georgia. The purchase price of the building was approximately $35.8 million, which includes an additional parcel of land upon which a second building of approximately 288,000 rentable square feet could be developed. Also in December 2000, the Company purchased The Points at Waterview, an approximately 200,000 rentable square foot office building in suburban Dallas, Texas. The purchase price was approximately $25.4 million which includes an adjacent parcel of land upon which a second building of approximately 60,000 rentable square feet could be developed.

         Retail Division. In March 2000, the Company sold Laguna Niguel Promenade, an approximately 154,000 square foot retail center in Laguna Niguel, California, for $26.7 million which was approximately $6.4 million over the cost of the center. Including depreciation recapture of approximately $.8 million, the net gain on the sale was approximately $7.2 million.

         In April 2000, Mira Mesa MarketCenter, an approximately 447,000 square foot retail center in suburban San Diego, California, became partially operational for financial reporting purposes. In May 2000, The Avenue of the Peninsula, a 369,000 square foot retail center in Rolling Hills Estates, California, became partially operational for financial reporting purposes. In October 2000, Salem Road Station, an approximately 67,000 square foot neighborhood retail center in suburban Atlanta, Georgia, became partially operational for financial reporting purposes.

         Land Division. The Company is currently developing or has developed seven residential communities in suburban Atlanta, Georgia, including four in which development commenced in 1994, one in 1995, one in 1996 and one in 2000. These developments currently include land on which approximately 1,879 lots are being or were developed, of which 217, 292 and 344 lots were sold in 2000, 1999 and 1998, respectively. As of December 31, 2000, all of the lots in four of the seven residential communities had been sold.

         In November 1998, Temco Associates began development of the Bentwater residential community in suburban Atlanta, Georgia, which will consist of approximately 1,735 lots on approximately 1,290 acres (see Note 5). Temco
Associates   sold  219  and  106  lots  within   Bentwater  in  2000  and  1999,
respectively.

         Financings. In April 2000, the Company completed the $90 million financing of 101 Second Street. This non-recourse mortgage note payable has an interest rate of 8.33% and a maturity of April 27, 2010. In July 2000, the Company completed the $39 million financing of The Avenue East Cobb. This non-recourse mortgage note payable has an interest rate of 8.39% and a maturity of August 1, 2010. In August 2000, the Company completed the $25.5 million financing of Meridian Mark Plaza. This non-recourse mortgage note payable has an interest rate of 8.27% and a maturity of October 1, 2010.

         In October 2000, the Company repaid in full upon its maturity the note payable to First Union National Bank that was secured by the Company's interest in the 650 Massachusetts Avenue mortgage notes (see Note 3).

         In December 2000, the Company's credit facility was temporarily increased from $150 million to $225 million, which temporary increase expires June 30, 2001 (see Note 4).

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

         Forward-Looking Statements

         This Annual Report on Form 10-K includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to uncertainties and risks. Although the Company believes that its plans, intentions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such plans, intentions or expectations will be achieved. Important factors that could cause actual results to differ materially from the Company's forward-looking statements include, but are not limited to, general and local economic conditions, local real estate conditions, the activity of others developing competitive projects, the cyclical nature of the real estate industry, interest rates, the Company's ability to obtain favorable financing or zoning, the environmental impact and other governmental regulations. The risk factors are described in more detail in the Company's Current Report on Form 8-K, dated March 9, 2001, filed with the Securities and Exchange Commission.

         Subsequent Events

         On February 21, 2001, the Company sold Colonial Plaza MarketCenter, an approximately 480,000 square foot retail center in Orlando, Florida for $54 million, which was approximately $10.8 million over the cost of the center. Including depreciation recapture of approximately $6.2 million, the net gain on the sale was approximately $17 million.

         Executive Offices; Employees

         The Registrant's executive offices are located at 2500 Windy Ridge Parkway, Suite 1600, Atlanta, Georgia 30339-5683. At December 31, 2000, the Company employed 396 people.

Item 2.     Properties
----------------------

Table of Major Properties

         The following tables set forth certain information relating to major office, medical office and retail properties, stand alone retail lease sites, and land held for investment and future development in which the Company has a 10% or greater ownership interest. All information presented is as of December 31, 2000, except leasing information which is as of March 15, 2001. Dollars are stated in thousands.


                                                                            Percentage
Description,               Year                                 Rentable     Leased        Average
 Location               Development               Company's    Square Feet     as of         2000
    and                  Completed    Venture     Ownership     and Acres    March 15,     Economic
 Zip Code               or Acquired   Partner     Interest      as Noted       2001        Occupancy
-----------             -----------   -------     ---------    -----------  ----------     ---------
Office
------
Inforum
  Atlanta, GA
  30303-1032               1999    N/A            100%         988,000           99%         87%
                                                               4 Acres (2)






101 Independence Center
  Charlotte, NC
  28246-1000              1996    N/A             100%         526,000           99%         98%
                                                               2 Acres




101 Second Street
  San Francisco, CA
  94105-3601              2000    Myers Second    100%(6)      387,000           92%         80%(7)
                                  Street Company               1 Acre
                                  LLC


55 Second Street
  San Francisco, CA
  94105-3601             (8)      Myers Bay       100%(6)      375,00            87%(8)       (8)
                                  Area Company LLC             1 Acre


AT&T Wireless Services
  Headquarters
  Suburban Los Angeles, CA
  90703-8573             1999     N/A(6)          100%(6)      222,000          100%        100%
                                                               6 Acres (9)


                                                                                      Adjusted
                                                                                      Cost and
                                                                                      Adjusted
                                                                                      Cost Less                   Debt
Description,                                                              Major      Depreciation               Maturity
 Location                     Major Tenants (lease                       Tenants'        and                      and
    and                       expiration/options                         Rentable     Amortization      Debt    Interest
 Zip Code                          expiration)                           Sq. Feet         (1)          Balance    Rate
------------                  --------------------                       --------    -------------     -------  --------
Office
------
Inforum
  Atlanta, GA
  30303-1032                  BellSouth Corporation (3)(2009)            277,744       $ 86,083        $      0  N/A
                              Georgia Lottery Corp. (2003/2013)          127,827       $ 75,834
                              Lockwood Greene Engineers, Inc.            125,916
                                (2007/2012)
                              Co Space Services, LLC                     110,797
                                (2020/2025)
                              Turner Broadcasting (2006/2016)(4)          57,827
                              Sapient Corporation (2009/2019)             57,689

101 Independence Center
  Charlotte, NC
  28246-1000                  Bank of America (3)                        359,327       $ 76,964       $ 46,727  12/1/07
                                (2008/2028)(5)                                         $ 64,709                 8.22%
                              Robinson Bradshaw & Hinson,                 82,218
                                P.A. (2004/2009)
                              Ernst & Young LLP (2004)                    24,125

101 Second Street
  San Francisco, CA
  94105-3601                  Arthur Andersen LLP                        147,986       $ 97,577       $ 89,597  4/27/10
                                (2009/2014)                                            $ 93,753                 8.33%
                              Thelen, Reid & Priest                      128,299
                                (2012/2022)

55 Second Street
  San Francisco, CA
  94105-3601                  Digital Island, Inc. (2014/2019)(8)        158,025(8)    $ 44,980       $      0  N/A
                              Paul Hastings (2017/2027)(8)                68,100(8)       (8)
                              Fritz Companies (2012/2017)(8)              57,117(8)
                              Preston Gates (2010/2015)(8)                43,469(8)

AT&T Wireless Services
  Headquarters
  Suburban Los Angeles, CA    AT&T Wireless Services                     222,000       $ 52,645       $      0  N/A
                                (2014/2029)                                            $ 49,639



                                                                            Percentage
Description,               Year                                 Rentable     Leased        Average
 Location               Development               Company's    Square Feet     as of         2000
    and                  Completed    Venture     Ownership     and Acres    March 15,     Economic
 Zip Code               or Acquired   Partner     Interest      as Noted       2001        Occupancy
-----------             -----------   -------     ---------    -----------  ----------     ---------
Office (Continued)
------------------
Cerritos Corporate Center -
  Phase II
  Suburban Los Angeles, CA
  90703-8573                (8)    N/A              100%       104,000          100%        (8)
                                                               3 Acres (9)

The Points at Waterview
  Suburban Dallas, Texas
  75080-1472               2000    N/A              100%      200,000           100%        (10)
                                                              15 Acres (10)

Lakeshore Park Plaza
  Birmingham, AL
  35209-6719               1998    Daniel Realty    100%(6)   190,000            89%        91%
                                   Company                    12 Acres

600 University Park Place
  Birmingham, AL
  35209-6774               2000    Daniel Realty    100%(6)   123,000            91%        49%(11)
                                   Company                    10 Acres

333 John Carlyle
  Suburban Washington, D.C.
  22314-5745               1999    N/A              100%      153,000            93%        89%
                                                              1 Acre


1900 Duke Street
  Suburban Washington, D.C.
  22314-5745               2000    N/A              100%      97,000             97%        22%(12)
                                                              1 Acre


333 North Point Center East
  Suburban Atlanta, GA
  30022-8274               1998          N/A         100%          129,000      100%        98%
                                                                   9 Acres


555 North Point Center East
  Suburban Atlanta, GA
  30022-8274               2000          N/A         100%          152,000       95%        72%(13)
                                                                  10 Acres

615 Peachtree Street
  Atlanta, GA
  30308-2312               1996          N/A         100%          149,000       95%        82%
                                                                   2 Acres




                                                                                      Adjusted
                                                                                      Cost and
                                                                                      Adjusted
                                                                                      Cost Less                   Debt
Description,                                                              Major      Depreciation               Maturity
 Location                     Major Tenants (lease                       Tenants'        and                      and
    and                       expiration/options                         Rentable     Amortization      Debt    Interest
 Zip Code                          expiration)                           Sq. Feet         (1)          Balance    Rate
------------                  --------------------                       --------    -------------     -------  --------
Office (Continued)
------------------
Cerritos Corporate Center -
  Phase II
  Suburban Los Angeles, CA
  90703-8573                  AT&T Wireless Services                     104,000      $  7,439        $      0  N/A
                                (2011/2021)(8)                             (8)
The Points at Waterview
  Suburban Dallas, Texas
  75080-1472                  STB Systems, Inc. (2001)                    89,050      $ 25,468        $      0  N/A
                              Cisco Systems, Inc. (2005/2010)             64,897         (10)
Lakeshore Park Plaza
  Birmingham, AL
  35209-6719                  Infinity Insurance (2005/2015)              95,530      $ 16,530        $ 10,498  11/1/08
                              TCI Southeast (2001)                        20,625      $ 15,405                  6.78%
600 University Park Place
  Birmingham, AL
  35209-6774                  Southern Company, Inc. (3)                  41,961      $ 19,456        $      0  N/A
                                (2005/2011)                                           $ 18,739

333 John Carlyle
  Suburban Washington, D.C.
  22314-5745                 A.T. Kearney (2009/2019)                     94,115      $ 29,072        $      0  N/A
                                                                                      $ 27,269

1900 Duke Street
  Suburban Washington, D.C.
  22314-5745                American Society of Clinical                  36,247      $ 26,247        $      0  N/A
                              Oncology (2010/2015)                                    $ 20,163
                            Municipal Securities Rulemaking               47,556
                              Board (2016/2026)

333 North Point Center East
  Suburban Atlanta, GA
  30022-8274               Alltel Telecom Information                     48,559      $ 13,309       $       0  N/A
                             Services, Inc. (2003)                                    $ 11,066
                           J.C. Bradford (2005/2010)                      22,222

555 North Point Center East
  Suburban Atlanta, GA
  30022-8274               Regus Business Centre                          89,688      $ 16,574       $       0  N/A
                             (2011/2016)(14)                                          $ 15,712

615 Peachtree Street
  Atlanta, GA
  30308-2312               Wachovia (3)(2004/2007)                        50,073      $ 13,243       $       0  N/A
                                                                                      $ 10,718




                                                                            Percentage
Description,               Year                                 Rentable     Leased        Average
 Location               Development               Company's    Square Feet     as of         2000
    and                  Completed    Venture     Ownership     and Acres    March 15,     Economic
 Zip Code               or Acquired   Partner     Interest      as Noted       2001        Occupancy
-----------             -----------   -------     ---------    -----------  ----------     ---------
Office (Continued)
------------------
One Georgia Center
  Atlanta, GA
  30308-3619               2000    Prudential      88.50%(6)   363,000           98%        (15)
                                                               3 Acres (15)
Wildwood Office Park:
  Atlanta, GA
   2300 Windy
   Ridge Parkway
   30339-5671              1987    IBM             50%         635,000          100%         99%
                                                               12 Acres












   2500 Windy
   Ridge Parkway
   30339-5683              1985    IBM             50%         314,000          100%         98%
                                                               8 Acres



   3200 Windy
   Hill Road
   30339-5609              1991    IBM             50%         687,000          100%        100%
                                                               15 Acres



   4100 and 4300
   Wildwood Parkway
   30339-8400              1996    IBM             50%         250,000          100%        100%
                                                               13 Acres


   4200 Wildwood Parkway
   30339-8402              1997    IBM             50%         260,000          100%        100%
                                                               8 Acres



                                                                                      Adjusted
                                                                                      Cost and
                                                                                      Adjusted
                                                                                      Cost Less                   Debt
Description,                                                              Major      Depreciation               Maturity
 Location                     Major Tenants (lease                       Tenants'        and                      and
    and                       expiration/options                         Rentable     Amortization      Debt    Interest
 Zip Code                          expiration)                           Sq. Feet         (1)          Balance    Rate
------------                  --------------------                       --------    -------------     -------  --------
Office (Continued)
------------------
One Georgia Center
  Atlanta, GA
  30308-3619                  Norfolk & Southern (2004/2014)              89,041      $ 36,346        $      0  N/A
                              SouthTrust Bank (2004/2019)                 80,895      $ 36,197

Wildwood Office Park:
  Atlanta, GA
   2300 Windy
   Ridge Parkway
   30339-5671                 IBM (2002/2012)                             99,233      $ 77,645        $ 63,158  12/1/05
                              Profit Recovery Group                       72,191      $ 48,692                  7.56%
                                (2005/2010)(16)
                              Manhattan Associates, LLC                   63,296
                                (2002/2007)
                              Financial Services Corporation              62,928
                                (2006/2011)(16)
                              Computer Associates                         62,445
                                (2005/2010)
                              Life Office Management Associates           56,652
                                (2005/2010)
                              Docucomp (2002/2007)                        55,396
                              Chevron USA (2005)                          51,415

   2500 Windy
   Ridge Parkway
   30339-5683                Coca-Cola Enterprises Inc.                  171,037      $ 29,876       $ 22,578  12/15/05
                               (2003/2008)                                            $ 17,508                 7.45%
                             Cousins Properties Incorporated              43,888
                               (2003)

   3200 Windy
   Hill Road
   30339-5609                IBM (2006/2011)                             418,333      $ 85,615       $ 67,034  1/1/07
                             PriceWaterhouseCoopers                       69,108      $ 58,906                 8.23%
                               (2009/2014)
                             W.H. Smith Inc.                              41,858
                               (2002/2007)

   4100 and 4300
   Wildwood Parkway
   30339-8400                Georgia-Pacific                             250,000      $ 29,914       $ 28,272  4/1/12
                               Corporation (2012/2017)                                $ 25,532                 7.65%
                               (17)(18)

   4200 Wildwood Parkway
   30339-8402                General Electric (3)(2014/2024)             260,000      $ 36,989       $ 42,787  3/31/14
                                                                                      $ 34,203                 6.78%





                                                                                 Percentage
Description,               Year                                      Rentable     Leased        Average
 Location               Development                    Company's    Square Feet     as of         2000
    and                  Completed       Venture       Ownership     and Acres    March 15,     Economic
 Zip Code               or Acquired      Partner       Interest      as Noted       2001        Occupancy
-----------             -----------      -------       ---------    -----------  ----------     ---------
Office (Continued)
------------------
   3301 Windy Ridge
   Parkway
   30339-5685              1984    N/A                  100%        107,000          100%        100%
                                                                    10 Acres

   3100 Windy Hill
   Road
   30339-5605              1983    N/A                  100%(19)    188,000          100%        100%
                                                                    13 Acres

Bank of America Plaza
  Atlanta, GA
  30308-2214               1992    Bank of America (3)   50%        1,261,000        100%        100%
                                                                    4 Acres







Gateway Village
  Charlotte, NC
  28202-1125               (8)     Bank of America (3)   50%        1,065,000        100%        13%(22)
                                                                    8 Acres


The Pinnacle
  Atlanta, GA
  30326-1234              1999     LORET                 50%        423,000           98%        92%
                                   Holdings, L.L.L.P.               4 Acres


Two Live Oak Center
  Atlanta, GA
  30326-1234              1997     LORET                 50%        278,000          100%        99%
                                   Holdings, L.L.L.P.               2 Acres


1155 Perimeter Center West
  Atlanta, GA
  30338-5416               (8)     J. P. Morgan (3)      50%        362,000          100%        34%(23)
                                                                    6 Acres





                                                                                      Adjusted
                                                                                      Cost and
                                                                                      Adjusted
                                                                                      Cost Less                         Debt
Description,                                                              Major      Depreciation                     Maturity
 Location                     Major Tenants (lease                       Tenants'        and                            and
    and                       expiration/options                         Rentable     Amortization      Debt          Interest
 Zip Code                          expiration)                           Sq. Feet         (1)          Balance          Rate
------------                  --------------------                       --------    -------------     -------        --------
Office (Continued)
------------------
   3301 Windy Ridge
   Parkway
   30339-5685                 Indus International, Inc.                    107,000    $ 10,954        $      0        N/A
                               (2012/2017)                                            $  5,853

   3100 Windy Hill
   Road
   30339-5605                 IBM (2006)                                   188,000    $ 17,005 (19)   $      0        N/A
                                                                                      $ 14,284 (19)
Bank of America Plaza
  Atlanta, GA
  30308-2214                  Bank of America (3)                          572,742    $223,686        $      0 (21)   N/A(21)
                               (2012/2042)                                            $164,157
                              Troutman Sanders                             224,181
                               (2007/2017)
                              Ernst & Young LLP                            211,211
                               (2007/2017)(20)
                              Paul Hastings (2012/2017)(20)                 92,224
                              Hunton & Williams                             91,103
                                (2004/2009)

Gateway Village
  Charlotte, NC
  28202-1125                  Bank of America (2015/2035)                1,065,000    $173,281        $140,618        1/2/02
                                                                                      $172,705                        LIBOR
                                                                                                                      (as defined)
                                                                                                                      +.50%

The Pinnacle
  Atlanta, GA
  30326-1234                  Merrill Lynch (2010/2011)                     72,866    $ 91,759        $ 69,304       12/31/09
                              A.T. Kearney (2009/2019)                      47,866    $ 83,907                       7.11%
                              PaineWebber (2013/2018)(17)                   47,631

Two Live Oak Center
  Atlanta, GA
  30326-1234                  SYNAVANT Inc.                                 75,484    $ 48,844        $ 29,194       12/31/09
                                (2007/2017)                                           $ 40,480                       7.90%
                              Chubb & Son, Inc. (3)                         48,520
                                (2007/2017)

1155 Perimeter Center West
  Atlanta, GA
  30338-5416                  Mirant Corporation (2015)                    360,395    $ 57,498        $     0        N/A
                                                                                      $ 56,772




                                                                                 Percentage
Description,               Year                                      Rentable     Leased        Average
 Location               Development                    Company's    Square Feet     as of         2000
    and                  Completed       Venture       Ownership     and Acres    March 15,     Economic
 Zip Code               or Acquired      Partner       Interest      as Noted       2001        Occupancy
-----------             -----------      -------       ---------    -----------  ----------     ---------
Office (Continued)
------------------
Ten Peachtree Place
  Atlanta, GA
  30309-3814               1991    Coca-Cola (3)        50%(6)      259,000          100%        100%
                                                                    5 Acres

John Marshall-II
  Suburban Washington, D.C.
  22102-3802              1996    CarrAmerica Realty   50%          224,000          100%        100%
                                  Corporation (3)                   3 Acres

Austin Research Park -
  Building III
  Austin, TX
  78759-2314              (8)     CommonWealth         50%          174,000          100%        (8)
                                  Pacific, LLC                      4 Acres
                                  and CalPERS

Austin Research Park -
  Building IV
  Austin, TX
  78759-2314              (8)     CommonWealth         50%          184,000          100%        (8)
                                  Pacific, LLC                      7 Acres
                                  and CalPERS

First Union Tower
  Greensboro, NC
  27401-2167            1990      Prudential           11.50%(6)    322,000           90%         89%
                                                                    1 Acre


Grandview II
  Birmingham, AL
  35243-1930            1998      Prudential           11.50%(6)   149,000           100%        100%
                                                                   8 Acres

100 North Point Center East
  Suburban Atlanta, GA
  30022-4885            1995      Prudential           11.50%(6)   128,000            95%        100%
                                                                   7 Acres


200 North Point Center East
   Suburban Atlanta, GA
   30022-4885           1996      Prudential          11.50%(6)    130,000            95%         99%
                                                                   9 Acres




                                                                                      Adjusted
                                                                                      Cost and
                                                                                      Adjusted
                                                                                      Cost Less                         Debt
Description,                                                              Major      Depreciation                     Maturity
 Location                     Major Tenants (lease                       Tenants'        and                            and
    and                       expiration/options                         Rentable     Amortization      Debt          Interest
 Zip Code                          expiration)                           Sq. Feet         (1)          Balance          Rate
------------                  --------------------                       --------    -------------     -------        --------
Office (Continued)
------------------
Ten Peachtree Place
  Atlanta, GA
  30309-3814                  Coca-Cola (3) (2001)                       259,000      $ 22,902        $ 16,393        11/30/01 (24)
                                                                                      $ 18,058                        8.00%

John Marshall-II
  Suburban Washington, D.C.
  22102-3802                  Booz-Allen & Hamilton                      224,000      $ 29,781        $ 21,426        4/1/13
                                (2011/2016)                                           $ 24,071                        7.00%

Austin Research Park -
  Building III
  Austin, TX
  78759-2314                  Charles Schwab & Co., Inc.                 174,000      $ 12,328        $      0        N/A
                                (2011/2031) (8)                                          (8)

Austin Research Park -
  Building IV
  Austin, TX
  78759-2314                  Charles Schwab & Co., Inc.                 184,000      $ 11,118        $      0        N/A
                                (2012/2032) (8)                                          (8)

First Union Tower
  Greensboro, NC
  27401-2167                  Smith Helms Mullis &                        70,360      $ 53,663        $      0        N/A
                                Moore (2010/2015)                                     $ 41,945
                              Fist Union Bank (3)                         62,622
                                (2009/2019)

Grandview II
  Birmingham, AL
  35243-1930                  Protective Life (2005/2011) (25)            65,164      $ 23,094        $      0        N/A
                              Daniel Realty Company (2008)                23,440      $ 19,956

100 North Point Center East
  Suburban Atlanta, GA
  30022-4885                  Schweitzer-Mauduit                          32,696      $ 24,327        $ 11,888 (26)   8/1/07
                                International, Inc. (2007/2012)                       $ 18,572                        7.86%
                              Conseco Finance Inc.                        21,914
                                (2006/2011)(17)

200 North Point Center East
   Suburban Atlanta, GA
   30022-4885                 Alltel Telecom Information                  48,168      $ 21,735        $ 11,888 (26)   8/1/07
                                Services, Inc. (2001)                                 $ 16,947                        7.86%
                              Motorola, Inc. (2001/2011)                  22,897
                              APAC Teleservices, Inc.                     22,409
                                (2004/2009)




                                                                                 Percentage
Description,               Year                                      Rentable     Leased        Average
 Location               Development                    Company's    Square Feet     as of         2000
    and                  Completed       Venture       Ownership     and Acres    March 15,     Economic
 Zip Code               or Acquired      Partner       Interest      as Noted       2001        Occupancy
-----------             -----------      -------       ---------    -----------  ----------     ---------
Medical Office
--------------
Northside/Alpharetta I
  Suburban Atlanta, GA
  30005-3707               1998    N/A                  100%        103,000          100%        100%
                                                                    1 Acre (27)

  Suburban Atlanta, GA
  30005-3707               1999    N/A                  100%        198,000           74%         60%
                                                                    2 Acres (27)

Meridian Mark Plaza
  Atlanta, GA
  30342-1613               1999    N/A                  100%        159,000           99%         90%
                                                                    3 Acres



AtheroGenics
  Suburban Atlanta, GA
  30004-2148               1999    N/A                  100%         50,000          100%        100%
                                                                    4 Acres

Crawford Long Medical
  Office Building
  Atlanta, GA
  30308-9999               (8)    Emory University       50%       366,000            51%(8)      (8)
                                                                     (29)

Presbyterian Medical Plaza
  at University
  Charlotte, NC
  28233-3549              1997    Prudential             11.50%(6)  69,000           100%        100%
                                                                   1 Acre (30)

Retail Centers
--------------
Presidential MarketCenter
  Suburban
   Atlanta, GA
   30278-2149             1994,   N/A                   100%       490,000             98%         87%
                          1996                                     66 acres          overall       of
                          and 2000                                 of which            97%       Company
                                                                   374,000           of Company  owned
                                                                   and 49 acres       owned
                                                                   are owned
                                                                   by the
                                                                   Company




                                                                                      Adjusted
                                                                                      Cost and
                                                                                      Adjusted
                                                                                      Cost Less                         Debt
Description,                                                              Major      Depreciation                     Maturity
 Location                     Major Tenants (lease                       Tenants'        and                            and
    and                       expiration/options                         Rentable     Amortization      Debt          Interest
 Zip Code                          expiration)                           Sq. Feet         (1)          Balance          Rate
------------                  --------------------                       --------    -------------     -------        --------
Medical Office
--------------
Northside/Alpharetta I
  Suburban Atlanta, GA
  30005-3707                  Northside Hospital (3)(2013)                37,387      $ 15,677        $ 10,247        1/1/06
                                                                                      $ 14,082                        7.70%

Northside/Alpharetta II
  Suburban Atlanta, GA
  30005-3707                  Northside Hospital (3)(2019)(28)            64,588      $ 17,809        $      0        N/A
                                                                                      $ 17,061

Meridian Mark Plaza
  Atlanta, GA
  30342-1613                  Northside Hospital (3)                      39,071      $ 24,804        $ 25,441       10/01/10
                                (2013/2023)                                           $ 24,119                       8.27%
                              Scottish Rite Hospital for                  22,035
                                Crippled Children, Inc.
                                (2003/2008)

AtheroGenics
  Suburban Atlanta, GA
  30004-2148                  AtheroGenics (2019/2029)                    50,000      $  7,355        $      0       N/A
                                                                                      $  6,544

Crawford Long Medical
  Office Building
  Atlanta, GA
  30308-9999                  Emory University                           118,005(8)   $  7,594        $      0       N/A
                                (2017/2047)(8)                                           (8)

Presbyterian Medical Plaza
  at University
  Charlotte, NC
  28233-3549                  Novant Health, Inc.                         63,862      $  8,600        $      0       N/A
                                (2012/2027)(31)                                       $  7,752

Retail Centers
--------------
Presidential MarketCenter
  Suburban
   Atlanta, GA
   30278-2149                Target (32)                                   N/A        $ 28,309       $       0       N/A
                             Publix Super Market                          56,146      $ 24,435
                               (2019/2044)
                             Carmike Cinemas (3)(2023/2033)               44,565
                             Bed, Bath & Beyond (2008/2024)               35,127
                             T.J. Maxx (2004/2014)                        32,000
                             Office Depot, Inc. (2011/2026)               31,628
                             Ross (2012/2032)                             30,464
                             Marshalls (2010/2025)                        30,000
                             Gap (2006/2016)                              12,000


                                                                                 Percentage
Description,               Year                                      Rentable     Leased        Average
 Location               Development                    Company's    Square Feet     as of         2000
    and                  Completed       Venture       Ownership     and Acres    March 15,     Economic
 Zip Code               or Acquired      Partner       Interest      as Noted       2001        Occupancy
-----------             -----------      -------       ---------    -----------  ----------     ---------
Retail Centers (Continued)
--------------------------
The Avenue of the Peninsula
  Rolling Hills Estates, CA
  90274-3664               2000    N/A                  100%        369,000           83%         59%(33)
                                                                    14 Acres





Perimeter Expo
  Atlanta, GA
  30338-1519               1993    N/A                  100%        291,000           100%        100%
                                                                    19 acres         overall       of
                                                                    of which         100% of     Company
                                                                    176,000 and      Company      owned
                                                                    10 acres are      owned
                                                                    owned by
                                                                    the Company


The Avenue East Cobb
  Suburban Atlanta, GA
  30062-8197               1999    N/A                  100%        225,000          100%         91%
                                                                    30 Acres





Salem Road Station
  Suburban Atlanta, GA
  30016-1863               2000    N/A                  100%         67,000           81%(8)      21%(34)
                                                                    13 Acres

Mira Mesa MarketCenter
  Suburban San Diego, CA
  92126-2960               2000    Prudential            88.50%(6)  447,000          100%         56%(35)
                                                                    40 Acres









                                                                                      Adjusted
                                                                                      Cost and
                                                                                      Adjusted
                                                                                      Cost Less                         Debt
Description,                                                              Major      Depreciation                     Maturity
 Location                     Major Tenants (lease                       Tenants'        and                            and
    and                       expiration/options                         Rentable     Amortization      Debt          Interest
 Zip Code                          expiration)                           Sq. Feet         (1)          Balance          Rate
------------                  --------------------                       --------    -------------     -------        --------
Retail Centers (Continued)
--------------------------
The Avenue of the Peninsula
  Rolling Hills Estates, CA
  90274-3664                  Regal Cinema (2015/2030)                    55,673      $ 84,017        $      0        N/A
                              Saks & Company (2019/2055)                  42,404      $ 82,069
                              Ice Chalet (2001)                           14,068
                              Restoration Hardware (2010/2020)            11,000
                              Banana Republic (3)(2005/2015)               9,705
                              Gap (2005/2015)                              9,000

Perimeter Expo
  Atlanta, GA
  30338-1519                  The Home Depot Expo (32)                    N/A         $ 19,816        $ 20,361        8/15/05
                              Marshalls (2014/2029)                       36,598      $ 16,907                        8.04%
                              Best Buy (2014/2029)                        36,000
                              Linens `N Things (2014/2024)                30,351
                              Office Max (2013/2033)                      23,500
                              The Sport Shoe (2004/2014)                  14,348
                              Gap's Old Navy Store                        13,939
                                (2002/2012)

The Avenue East Cobb
  Suburban Atlanta, GA
  30062-8197                  Borders, Inc. (2015/2030)                   24,882      $ 39,675        $ 38,902        8/1/10
                              Bed, Bath & Beyond (2010/2025)              21,007      $ 36,827                        8.39%
                              Gap (2005/2015)                             19,434
                              Talbot's (2010/2020)                        12,905
                              Pottery Barn (3)(2006/2012)                 10,000
                              Banana Republic (3)(2005/2015)               8,009

Salem Road Station
  Suburban Atlanta, GA
  30016-1863                  Publix Super Market                         44,270      $  6,327        $      0        N/A
                                (2020/2040)                                           $  6,285

Mira Mesa MarketCenter
  Suburban San Diego, CA
  92126-2960                  Home Depot (2020/2045)                     105,764      $ 46,821        $      0        N/A
                              Edwards Theaters (2020/2035)                94,041      $ 46,116
                              Albertsons (2020/2060)                      55,489
                              Ross (2010/2025)                            30,187
                              Barnes & Noble Superstores, Inc.            26,566
                                (2015/2030)
                              Gap's Old Navy Store (2005/2015)            22,529
                              Long's Drugs (2021/2041)                    21,018



                                                                                 Percentage
Description,               Year                                      Rentable     Leased        Average
 Location               Development                    Company's    Square Feet     as of         2000
    and                  Completed       Venture       Ownership     and Acres    March 15,     Economic
 Zip Code               or Acquired      Partner       Interest      as Noted       2001        Occupancy
-----------             -----------      -------       ---------    -----------  ----------     ---------
Retail Centers (Continued)
--------------------------
The Avenue Peachtree City
  Suburban Atlanta, GA
  30269-3120               (8)     Prudential           88.50%(6)   167,000           56%(8)      (8)
                                                                    18 Acres

The Shops at World Golf Village
  St. Augustine, FL
  32092-2724              1999     W.C. Bradley Co.     50%          80,000           78%         52%
                                                                    3 Acres

North Point MarketCenter
  Suburban Atlanta, GA
  30202-4889            1994/1995  Prudential           11.50%(6)   517,000          100%         99%
                                                                    60 Acres (36)
                                                                    of which
                                                                    401,000 and
                                                                    49 acres are
                                                                    owned by
                                                                    CP Venture
                                                                    Two LLC




Greenbrier MarketCenter
  Chesapeake, VA
  23327-2840              1996    Prudential            11.50%(6)   493,000           99%        100%
                                                                   44 Acres













                                                                                      Adjusted
                                                                                      Cost and
                                                                                      Adjusted
                                                                                      Cost Less                         Debt
Description,                                                              Major      Depreciation                     Maturity
 Location                     Major Tenants (lease                       Tenants'        and                            and
    and                       expiration/options                         Rentable     Amortization      Debt          Interest
 Zip Code                          expiration)                           Sq. Feet         (1)          Balance          Rate
------------                  --------------------                       --------    -------------     -------        --------
Retail Centers (Continued)
--------------------------
The Avenue Peachtree City
  Suburban Atlanta, GA
  30269-3120                  Harry's in a Hurry (2016/2031)(8)           13,656(8)   $ 15,002        $      0        N/A
                              Gap (2012/2022)(8)                          10,800(8)      (8)

The Shops at World Golf Village
  St. Augustine, FL
  32092-2724                  Bradley Specialty Retailing,                31,044      $ 22,529        $      0        N/A
                                Inc. (2013/2023)                                      $ 21,018

North Point MarketCenter
  Suburban Atlanta, GA
  30202-4889                 Target (32)                                   N/A        $ 56,850        $ 27,611        7/15/05
                             Babies "R" Us (2011/2031)                    50,275      $ 51,793                          8.50%
                             Media Play (2010/2025)                       48,884
                             Marshalls (2010/2025)                        40,000
                             Rhodes (2011/2021)                           40,000
                             Linens `N Things (2005/2025)                 35,000
                             United Artists (2014/2034)                   34,733
                             Circuit City (2015/2030)                     33,420
                             PETsMART (2009/2029)                         25,465
                             Gap's Old Navy Store                         20,000
                               (2006/2011)

Greenbrier MarketCenter
  Chesapeake, VA
  23327-2840                 Target (2016/2046)                          117,220      $ 51,210        $      0        N/A
                             Harris Teeter, Inc. (2016/2036)              51,806      $ 47,157
                             Best Buy (2015/2030)                         45,106
                             Bed, Bath & Beyond                           40,484
                               (2012/2027)
                             Babies "R" Us (2006/2021)                    40,000
                             Stein Mart, Inc. (2006/2026)                 36,000
                             Barnes & Noble Superstores,                  29,974
                               Inc. (2011/2026)
                             PETsMART (2011/2031)                         26,040
                             Office Max (2011/2026)                       23,484
                             Gap's Old Navy Store                         14,000
                               (2002/2012)



                                                                                 Percentage
Description,               Year                                      Rentable     Leased        Average
 Location               Development                    Company's    Square Feet     as of         2000
    and                  Completed       Venture       Ownership     and Acres    March 15,     Economic
 Zip Code               or Acquired      Partner       Interest      as Noted       2001        Occupancy
-----------             -----------      -------       ---------    -----------  ----------     ---------
Retail Centers (Continued)
--------------------------
Los Altos MarketCenter
  Long Beach, CA
  90815-3126             1996          Prudential        11.50%(6)  258,000          100%        100%
                                                                    19 Acres of
                                                                    which 157,000
                                                                    and 17 Acres
                                                                    are owned by
                                                                    CP Venture
                                                                    Two LLC

Mansell Crossing Phase II
  Suburban Atlanta, GA
  30202-4822             1996          Prudential       11.50%(6)   103,000           91%        100%
                                                                    13 Acres



Stand Alone Retail Sites Adjacent to Company's Office and Retail Projects
-------------------------------------------------------------------------

Wildwood Office Park
  Suburban Atlanta, GA
  30339-5671             1985-1993     IBM              50%         14 Acres         100%        100%



North Point
  Suburban Atlanta, GA
  30202-4885               1993        N/A             100%         24 Acres         100%        100%




                                                                                      Adjusted
                                                                                      Cost and
                                                                                      Adjusted
                                                                                      Cost Less                         Debt
Description,                                                              Major      Depreciation                     Maturity
 Location                     Major Tenants (lease                       Tenants'        and                            and
    and                       expiration/options                         Rentable     Amortization      Debt          Interest
 Zip Code                          expiration)                           Sq. Feet         (1)          Balance          Rate
------------                  --------------------                       --------    -------------     -------        --------
Retail Centers (Continued)
--------------------------
Los Altos MarketCenter
  Long Beach, CA
  90815-3126                  Sears (32)                                  N/A         $ 32,807        $      0        N/A
                              Circuit City (3)(2017/2037)                38,541       $ 30,492
                              Borders, Inc. (2017/2037)                  30,000
                              Bristol Farms (3)(2012/2032)               28,200
                              CompUSA, Inc. (2011/2021)                  25,620
                              Sav-on Drugs (3)(2016/2026)                16,914

Mansell Crossing Phase II
  Suburban Atlanta, GA
  30202-4822                  Bed Bath & Beyond                          40,787       $ 12,450        $      0        N/A
                                (2012/2027)                                           $ 11,597
                              Goody's Family Clothing,                   32,144
                                Inc. (2009/2027)
                              Rooms To Go (2016/2036)                    21,000

Stand Alone Retail Sites Adjacent to Company's Office and Retail Projects
-------------------------------------------------------------------------

Wildwood Office Park
  Suburban Atlanta, GA
  30339-5671                  N/A                                         N/A         $  8,629       $       0        N/A
                                                                                      $  6,894

North Point
  Suburban Atlanta, GA
  30202-4885                  N/A                                         N/A         $  3,692       $       0        N/A
                                                                                      $  3,550

(1) Cost as shown in the accompanying table includes deferred leasing and financing costs and other related assets. For each of the following projects: 2300 and 2500 Windy Ridge Parkway, 3200 Windy Hill Road, 4100 and 4300 Wildwood Parkway, 4200 Wildwood Parkway and Wildwood Stand Alone Retail Lease Sites, the cost shown is what the cost would be if Wildwood Associates' land cost were adjusted downward to the Company's lower basis in the land it contributed to Wildwood Associates.

(2) Approximately .18 acres of the total 4 acres of land at Inforum is under a ground lease expiring 2068.

(3)   Actual tenant or venture partner is affiliate of entity shown.

(4) Turner Broadcasting has the right to terminate their lease in 2002 upon payment of significant cancellation penalties.

(5) 103,656 square feet of this lease of 101 Independence Center expires in 2010. Additionally, the tenant has the right to terminate increments of space each year beginning in 2005 with 18 months' notice.

(6) See "Major Properties" - "101 Second Street," " 55 Second Street," "Cousins/Cerritos I, LLC" (AT&T Wireless Services Headquarters), "Cousins/Daniel, LLC," "CP Venture Two LLC and CP Venture Three LLC," "Ten Peachtree Place" and "CP Venture Two LLC" where these ventures' preferences and/or terms are discussed.

(7) 101 Second Street became partially operational in April 2000. Thus, economic occupancy does not include a full year of operations.

(8) Project was under construction and/or lease-up as of December 31, 2000. In certain situations, lease expiration dates are based upon estimated commencement dates and square footage is estimated.

(9) AT&T Wireless Services Headquarters and Cerritos Corporate Center - Phase II are located on a total of 9 acres which are subject to a ground lease expiring in 2034, with an option to renew through 2087.

(10) The Points at Waterview was purchased on December 28, 2000. Therefore, economic occupancy was not calculated and no depreciation and amortization was recorded in 2000. Additionally, acreage includes a pad of land upon which an approximately 60,000 rentable square foot building could be developed.

(11) 600 University Park Place became partially operational in June 2000. Thus, economic occupancy does not include a full year of operations.

(12) 1900 Duke Street became partially operational in October 2000. Thus, economic occupancy does not include a full year of operations.

(13) 555 North Point Center East became partially operational in February 2000. Thus, economic occupancy does not include a full year of operations.

(14) 44,844 square feet of this lease of 555 North Point Center East expires in 2009, with an option to extend the lease to 2014.

(15) One Georgia Center was purchased on December 1, 2000. Therefore, economic occupancy was not calculated for 2000. Additionally, acreage includes a pad of land upon which an approximately 288,000 rentable square foot building could be developed.

(16) 9,615 square feet of the Profit Recovery Group lease of 2300 Windy Ridge Parkway expires in 2002 and 1,556 square feet of the Financial Services Corporation lease of 2300 Windy Ridge Parkway expires in 2001.

(17) Georgia-Pacific Corporation, PaineWebber and Conseco Finance Inc. have the right to terminate their leases in 2007, 2008 and 2002, respectively, upon payment of significant cancellation penalties.

(18) Georgia-Pacific Corporation has the option to purchase the building on its lease expiration date for a price of $33,750,000.

(19) See "Major Properties" - "Wildwood Office Park" where the accounting for the 3100 Windy Hill Road Building is discussed.

(20) Ernst & Young LLP has a cancellation right on 23,036 square feet of this lease of Bank of America Plaza in 2003, if notice is received in 2002, and Paul Hastings has a cancellation right on 12,812 square feet and 20,574 square feet in 2005 and 2006, respectively.

(21) See "Major Properties" - "Bank of America Plaza" where debt on Bank of America Plaza is discussed.

(22) Gateway Village became partially operational in November 2000. Thus, economic occupancy does not include a full year of operations.

(23) 1155 Perimeter Center West became partially operational in January 2000. Thus, economic occupancy does not include a full year of a fully operational property.

(24) Maturity of the Ten Peachtree Place mortgage debt is extendible to December 31, 2008. Rate becomes floating after November 30, 2001.

(25) Protective Life has the right to cancel 13,052 square feet of this lease of Grandview II in 2003.

(26) 100 North Point Center East and 200 North Point Center East were financed together with one non-recourse mortgage note payable. For purposes of this schedule the total debt has been allocated 50% to each building.

(27) Northside/Alpharetta I and II are located on 1 acre and 2 acres subject to ground leases, which expire in 2058 and 2060, respectively.

(28) 17,444 square feet of this lease of Northside/Alpharetta II expires in 2009.

(29) The Crawford Long Medical Office Building is being developed on top of a building within the Crawford Long Hospital campus. The Company has received a fee simple interest in the air rights above this building in order to develop the medical office building.

(30) Presbyterian Medical Plaza at University is located on 1 acre which is subject to a ground lease expiring in 2057.

(31) Novant Health, Inc. has the option to renew 23,359 rentable square feet through 2027 of this lease of Presbyterian Medical Plaza at University, with the option to renew the balance through 2022.

(32)  This anchor tenant owns its own space.

(33) The Avenue of the Peninsula became partially operational in May 2000. Thus, economic occupancy does not include a full year of operations.

(34) Salem Road Station became partially operational in October 2000. Thus, economic occupancy does not include a full year of operations.

(35) Mira Misa MarketCenter became partially operational in May 2000. Thus, economic occupancy does not include a full year of operations.

(36) North Point MarketCenter includes approximately 4 outparcels which are ground leased to freestanding users.



Land Held for Investment and Future Development (excluding Retail Outparcels)

                                                           Developable     Company's     Adjusted
                                                            Land Area    Joint Venture   Ownership        Cost           Debt
Description, Location and Zoned Use        Year Acquired    (Acres)(1)      Partner      Interest    ($ in thousands)   Balances
-----------------------------------        -------------   -----------   -------------   ---------   ----------------   --------

Wildwood Office Park
   Suburban Atlanta, Georgia
     Office and Commercial                  1971-1989         130             N/A          100%         $ 6,327          $  0
     Office and Commercial                  1971-1982          34             IBM           50%         $10,061(2)       $  0

North Point Land
   (Georgia Highway 400 & Haynes Bridge Road) (3)
   Suburban Atlanta, Georgia
     Office and Commercial - East           1970-1985          13             N/A          100%         $   917         $  0
     Office and Commercial - West           1970-1985         217             N/A          100%         $ 7,678         $  0

Temco Associates
   (Paulding County)
   Suburban Atlanta, Georgia                 1991             (5)       Temple-Inland       50%         $13,001(5)      $  0
                                                                          Inc. (4)

(1)  Based upon management's estimates.

(2) For the portion of the Wildwood Office Park land owned by a joint venture, the cost shown is what the cost would be if the venture's land cost were adjusted downward to the Company's lower basis in the land it contributed to the venture. The adjusted cost excludes building predevelopment costs, net, of $1,079,000.

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

(5) Temco Associates has an option through March 2006, with no carrying costs, to acquire the fee simple interest in approximately 9,600 acres in Paulding County, Georgia (northwest of Atlanta, Georgia). The partnership also has an option to acquire interests in a timber rights only lease covering approximately 22,000 acres. This option also expires in March 2006, with the underlying lease expiring in 2025. The options may be exercised in whole or in part over the option period and the option price on the fee simple land is $985 per acre on January 1, 2001, escalating at 6% on January 1 of each succeeding year during the term of the option. During 2000, 1999 and 1998, approximately 734, 640 and 328 acres, respectively, of the option related to the fee simple interest was exercised. In 2000, approximately 461 acres were simultaneously sold for gross profits of $1,546,000 and approximately 264 acres were acquired for the development of the Bentwater residential community. Approximately 1,735 lots will be developed within Bentwater on an approximate total of 1,290 acres, the remainder of which will be acquired as needed through exercises of the option related to the fee simple interest. The remaining 9 acres were being held for sale or future development. In 1999, approximately 466 acres were simultaneously sold for gross profits of $2,458,000 and approximately 174 acres were acquired for development of Bentwater. In 1998, approximately 83 acres were simultaneously sold for gross profits of approximately $192,000. The Cobb County YMCA had a three year option to purchase approximately 38 acres out of the total acres of the options exercised in 1998, which they exercised in December 1999. The remaining 207 acres were deeded in early 1999 to a golf course developer who developed the golf course within Bentwater. Temco Associates sold 219 and 106 lots within Bentwater in 2000 and 1999, respectively.

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

Wildwood Office Park
--------------------

         Wildwood Office Park is a 285 acre Class A commercial development in Atlanta, Georgia, master planned by I.M. Pei, which includes 8 office buildings containing 2,441,000 rentable square feet. The property is zoned for office, institutional, commercial and residential use. Approximately 105 acres in the park are owned by, or committed to be contributed to, Wildwood Associates (see below), including approximately 34 acres of land held for future development. The Company owns 100% of the 130 acre balance of the land available for future development.

         Located in Atlanta's northwest commercial district, just north of the Interstate 285/Interstate 75 intersection, Wildwood features convenient access to all of Atlanta's major office, commercial and residential districts. The Wildwood complex overlooks the Chattahoochee River and borders 1,200 acres of national forest, thus providing an urban office facility in a forest setting.

         Wildwood Associates. Wildwood Associates is a joint venture formed in 1985 between the Company and IBM. The Company and IBM each have a 50% interest in Wildwood Associates. At December 31, 2000, the Company's investment in Wildwood Associates and a related partnership, which included the cost of the land the Company is committed to contribute to Wildwood Associates, was a negative investment of approximately $39,081,000.

         Wildwood  Associates  owns the 3200 Windy Hill Road  Building  (687,000 rentable square feet), the 2300 Windy Ridge Parkway Building (635,000 rentable square feet), the 2500 Windy Ridge Parkway Building (314,000 rentable square feet), the 4100 and 4300 Wildwood Parkway Buildings (250,000 rentable square feet in total) and the 4200 Wildwood Parkway Building (260,000 rentable square feet). As of March 15, 2001, these buildings were all 100% leased. Wildwood Associates also owns 14 acres leased to two banking facilities and five restaurants.

         Other Buildings in Wildwood Office Park. Wildwood Office Park also contains the 3301 Windy Ridge Parkway Building, a 107,000 rentable square foot office building located on approximately 10 acres which is wholly owned by the Company. The 3301 Windy Ridge Parkway Building was 100% leased as of March 15, 2001.

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

North Point
-----------

         North Point is a mixed-use commercial development located in north central suburban Atlanta, Georgia, off of Georgia Highway 400, a six lane state highway that runs from downtown Atlanta to the northern Atlanta suburbs. The Company owns either directly or through a venture arrangement approximately 134 and 221 acres located on the east and west sides of Georgia Highway 400, respectively. Development had been mainly concentrated on the land located east of Georgia Highway 400 until July 1998 when the Company commenced construction of the first building, AtheroGenics, on the west side. Planning and infrastructure work has also begun for additional development on the west side property. The east side land surrounds North Point Mall, a 1.3 million square foot regional mall on a 100-acre site which the Company sold in 1988. The following describes the various components of North Point.

         North Point MarketCenter and Mansell Crossing Phase II. North Point MarketCenter, which is 100% leased as of March 15, 2001, is a 517,000 square foot retail power center (of which 401,000 square feet are owned in a venture) located adjacent to North Point Mall. Mansell Crossing Phase II, which was 91% leased as of March 15, 2001, is an approximately 103,000 square foot expansion of an existing retail power center, previously developed by the Company for a third party. These two centers are located on 49 and 13 acres of land, respectively, at North Point. Both of these properties were contributed to the Prudential venture in November 1998 (see Note 5).

         North Point Center East. The Company owns either directly or indirectly through a venture arrangement four Class A office buildings located adjacent to North Point Mall and the retail properties discussed above. 100 North Point Center East, 200 North Point Center East, 333 North Point Center East and 555 North Point Center East which were completed in 1995, 1996, 1998 and 2000, respectively, are 128,000, 130,000, 129,000 and 152,000 rentable square feet, respectively. 555 North Point Center East became partially operational for financial reporting purposes in February 2000. These four office buildings are located on 35 acres of land at North Point. 100 and 200 North Point Center East were contributed to the Prudential venture in November 1998 (see Note 5). 100, 200 and 555 North Point Center East were all 95% leased as of March 15, 2001 and 333 North Point Center East was 100% leased as of March 15, 2001.

         AtheroGenics. The Company owns directly AtheroGenics, an approximately 50,000 rentable square foot office and laboratory building located on a 4-acre site on the west side of Georgia Highway 400. AtheroGenics is 100% leased as of March 15, 2001.

         Other North Point Property. Approximately 24 acres of the North Point land are ground leased in 1 to 5 acre sites to freestanding users. These 24 acres were 100% leased as of March 15, 2001.

         The remaining approximately 230 developable acres at North Point are 100% owned by the Company. Approximately 13 acres of this land are located on the east side of Georgia Highway 400 and are zoned for office use. Approximately 217 acres of the land are located on the west side of Georgia Highway 400 and are zoned for office, institutional and light industrial use.

Other Operational Office Properties
-----------------------------------

         Bank of America Plaza. Bank of America Plaza is a Class A, 55-story, approximately 1.3 million rentable square foot office tower designed by Kevin Roche and is located on approximately 4 acres of land between the midtown and downtown districts of Atlanta, Georgia. The building, which was completed in 1992, was 100% leased as of March 15, 2001. An affiliate of Bank of America leases approximately 46% of the rentable square feet. Bank of America Plaza was developed by CSC Associates, L.P. ("CSC"), a joint venture formed by the Company and a wholly owned subsidiary of Bank of America, each as 50% partners.

         CSC's net income or loss and cash distributions are allocated to the partners based on their percentage interests (50% each). At December 31, 2000, the Company's investment in CSC was approximately $90,959,000.

         Cousins LORET Venture, L.L.C.("Cousins LORET"). Effective July 31, 1997, Cousins LORET was formed between the Company and LORET Holdings, L.L.L.P. ("LORET"), each as 50% members. LORET contributed Two Live Oak Center, a 278,000 rentable square foot office building located in Atlanta, Georgia, which was renovated in 1997, and was 100% leased as of March 15, 2001. Two Live Oak Center was contributed subject to a 7.90% $30 million non-recourse ten year mortgage note payable. LORET also contributed an adjacent 4-acre site on which construction of The Pinnacle, a 423,000 rentable square foot Class A office building, commenced in August 1997 and was completed in November 1998. The Pinnacle became partially operational for financial reporting purposes in March 1999 and as of March 15, 2001 was 98% leased. In May 1998, Cousins LORET completed the $70 million non-recourse financing of The Pinnacle at an interest rate of 7.11% and a term of twelve years. This financing was completely funded on December 30, 1998. The Company contributed $25 million of cash to Cousins
LORET to match the value of LORET's agreed-upon equity. At December 31, 2000, the Company had an investment in Cousins LORET of approximately $12,932,000.

         Ten Peachtree Place. Ten Peachtree Place is a 20-story, 259,000 rentable square foot Class A office building located in midtown Atlanta, Georgia. Completed in 1991, this structure was designed by Michael Graves and is currently 100% leased to Coca-Cola. Approximately four acres of adjacent land, currently used for surface parking, are available for future development.

         Ten Peachtree Place is owned by Ten Peachtree Place Associates, a general partnership between the Company (50%) and a wholly owned subsidiary of Coca-Cola (50%). The partnership acquired the property in 1991 for a nominal cash investment, subject to a ten-year purchase money note. This 8% purchase money note had an outstanding balance of $16,393,000 at December 31, 2000. If the purchase money note is paid in accordance with its terms, it will amortize to approximately $15.3 million ($59 per rentable square foot) over the ten-year term of the Coca-Cola lease, at which time Coca-Cola is entitled to receive the preferred return described below, and the property may be sold, released, or returned to the lender under the purchase money note for $1.00 without penalty or any further liability to the Company for the indebtedness. At December 31, 2000, the Company had an investment in Ten Peachtree Place Associates of approximately $255,000.

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

         CC-JM II Associates. This joint venture was formed in 1994 between the Company and an affiliate of CarrAmerica Realty Corporation, each as 50% general partners, to develop and own John Marshall-II, a 224,000 square foot Class A office building in suburban Washington, D.C. The building is 100% leased until 2011 to Booz-Allen & Hamilton, an international consulting firm, as a part of its corporate headquarters campus. At December 31, 2000, the Company had an investment in CC-JM II Associates of approximately $2,129,000.

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

         In June 1998, Cousins/Daniel acquired Lakeshore Park Plaza, an approximately 190,000 rentable square foot office building and also purchased the land for and commenced construction of, 600 University Park Place, an approximately 123,000 rentable square foot Class A office building which became partially operational for financial reporting purposes in June 2000. Both of these office buildings are located in Birmingham, Alabama, and are 89% and 91% leased, respectively, as of March 15, 2001.

         Cousins/Cerritos I, LLC. On November 18, 1998, the Company entered into Commonwealth/Cousins I, LLC (the "Venture") with CommonWealth for the purposes of developing AT&T Wireless Services Headquarters, a 222,000 rentable square foot Class A office building in suburban Los Angeles, California, which was 100% leased as of March 15, 2001.

         CommonWealth transferred all rights in the project and in exchange received an initial credit to its capital account of $4,980,039, which is equal to a 49.9% interest in the Venture. The Company contributed $5,000,000 as its capital contribution for a 50.1% interest in the Venture. The Venture is treated as a consolidated entity in the Company's financial statements. The Venture entered into a put and call agreement which CommonWealth exercised in January 2001 to sell its entire interest for approximately $7.5 million. Upon completion of the buyout, the Venture's name was changed to Cousins/Cerritos I, LLC, which is 100% owned by the Company.

         CP Venture Two LLC. On November 12, 1998, the Company entered into a venture agreement with Prudential. On such date the Company contributed its interest in nine properties to the venture and Prudential contributed cash (see
Note 5). The nine properties contributed included four office properties, 100 and 200 North Point Center East as discussed above, First Union Tower and Grandview II and one medical office property, Presbyterian Medical Plaza at University. First Union Tower is a Class A office building containing approximately 322,000 rentable square feet, located on one acre of land in downtown Greensboro, North Carolina. First Union Tower was 90% leased as of March 15, 2001. Grandview II is an approximately 149,000 rentable square foot Class A office building in Birmingham, Alabama, which was owned by Cousins/Daniel, LLC prior to being contributed. Grandview II was approximately 100% leased as of March 15, 2001. Presbytrian Medical Plaza at University, an approximately 69,000 rentable square foot medical office building in Charlotte, North Carolina, was approximately 100% leased as of March 15, 2001. See the Other Retail Properties section where retail properties contributed to the Prudential venture are discussed. In December 2000, CP Venture Three LLC acquired One Georgia Center, an approximately 363,000 rentable square foot office building in midtown Atlanta, Georgia. The purchase price of the building was approximately $35.8 million.

         101 Second Street. Cousins/Myers Second Street Partners, L.L.C., a venture formed in 1997 between the Company and Myers Second Street Company LLC ("Myers"), purchased approximately 1 acre of undeveloped land in downtown San Francisco, California upon which 101 Second Street, an approximately 387,000 rentable square foot Class A office building was developed. 101 Second Street was 92% leased as of March 15, 2001. Myers' economic rights are limited to development fees and certain incentive interests, which include a residual interest in the cash flow and capital proceeds. This venture is treated as a consolidated entity in the Company's financial statements.

         333 John Carlyle. In January 1998, the Company purchased the land for and commenced construction of 333 John Carlyle, an approximately 153,000 rentable square foot Class A office building in suburban Washington, D.C. 333 John Carlyle became partially operational for financial reporting purposes in May 1999 and was 93% leased as of March 15, 2001.

         1900 Duke Street. In January 1999, the Company purchased the land for and commenced construction of 1900 Duke Street, an approximately 97,000 rentable square foot Class A office building in suburban Washington, D.C. which is 97% leased as of March 15, 2001.

         Inforum. In June 1999, the Company acquired Inforum, a 988,000 rentable square foot office building in downtown Atlanta, Georgia, for $71 million by completing a tax-deferred exchange with the proceeds ($69 million) from the sale of the Company's 50% interest in Haywood Mall. Inforum was 99% leased as of March 15, 2001.

         101 Independence Center. In December 1996, the Company acquired 101 Independence Center, a 526,000 rentable square foot Class A office building (including an underground parking garage and an adjacent parking deck) located at the intersection of Trade and Tryon Streets in the central business district of Charlotte, North Carolina. 101 Independence Center was 99% leased as of March 15, 2001.

         615 Peachtree Street. In August 1996, the Company acquired 615 Peachtree Street, a 149,000 rentable square foot 12-story downtown Atlanta office building, located across from Bank of America Plaza. 615 Peachtree Street was 95% leased as of March 15, 2001.

         The Points at Waterview. In December 2000, the Company purchased The Points at Waterview, an approximately 200,000 rentable square foot office building in suburban Dallas, Texas. The purchase price was approximately $25.4 million which includes an adjacent parcel of land on which a second building of approximately 60,000 rentable square feet can be developed.

         One Ninety One Peachtree Tower. One Ninety One Peachtree Tower is a 50-story, Class A office tower located in downtown Atlanta, Georgia that was completed in December 1990. One Ninety One Peachtree Tower, which contains 1.2 million rentable square feet, was designed by John Burgee Architects, with Phillip Johnson as design consultant.

         One Ninety One Peachtree Tower was developed on approximately 2 acres of land, of which approximately 1.5 acres is owned and approximately one-half acre under the parking facility is leased for a 99-year term expiring in 2087 with a 99-year renewal option. One Ninety One Peachtree Tower was approximately 97% leased at March 15, 2001.

         C-H Associates, Ltd. ("C-H Associates"), a partnership formed in 1988 between CREC (49%), Hines Peachtree Associates Limited Partnership (49%) and Peachtree Palace Hotel, Ltd. (2%), owns a 20% interest in the partnership that owns One Ninety One Peachtree Tower. C-H Associates' 20% ownership of One Ninety One Peachtree Tower results in an effective 9.8% ownership interest by CREC, subject to a preference in favor of the majority partner, in the One Ninety One Peachtree Tower project. The balance of the One Ninety One Peachtree Tower project was owned by DIHC Peachtree Associates, which was an affiliate of Dutch Institutional Holding Company, but was acquired by Cornerstone Properties, Inc. in October 1997. In June 2000, Equity Office Properties Trust acquired Cornerstone Properties, Inc.

         Through C-H Associates, CREC received 50% of the development fees from the One Ninety One Peachtree Tower project. In addition, CREC owns a 50% interest in two general partnerships which receive fees from leasing and managing the One Ninety One Peachtree Tower project.

         The One Ninety One Peachtree Tower project was funded substantially by debt until March 1993, at which time the predecessor owner contributed equity in the amount of $145,000,000 which repaid approximately one-half of the debt. Subsequent to the equity contribution, C-H Associates had been entitled to a priority distribution of $250,000 per year (of which CREC was entitled to receive $112,500) for seven years beginning in 1993 and ending in 2000. The equity contributed is entitled to a preferred return at a rate increasing over the first 14 years from 5.5% to 11.5% (payable after CREC's priority return); at December 31, 2000, the cumulative undistributed preferred return was $13,485,701. After the owner, currently Equity Office Properties Trust, recovers its preferred return, the partners share in any operating cash flow distributions in accordance with their percentage interests. The project is subject to long-term debt of approximately $142,350,000 at December 31, 2000. At December 31, 2000, the Company had a negative investment of approximately $91,000 in the One Ninety One Peachtree Tower project.

Operational Medical Office Properties
-------------------------------------

         Medical Office Properties. In June 1998, the Company acquired Northside/Alpharetta I, an approximately 106,000 rentable square foot medical office building in suburban Atlanta, Georgia. Northside/Alpharetta I was 100% leased as of March 15, 2001. Northside/Alpharetta II, an approximately 198,000 rentable square foot medical office building in suburban Atlanta, Georgia was 73% leased as of March 15, 2001. Additionally, Meridian Mark Plaza, an approximately 159,000 rentable square foot medical office building in Atlanta, Georgia, was 100% leased at March 15, 2001.

Office Properties Under Development
-----------------------------------

         55 Second Street.  In November  1999, the Company formed  Cousins/Myers
II, LLC, a venture with Myers Bay Area Company LLC ("Myers Bay"), which purchased approximately 1 acre of fully entitled undeveloped land in downtown San Francisco, California and began development of 55 Second Street, an approximately 375,000 rentable square foot Class A office building which was 87% leased as of March 15, 2001. Myers Bay's economic rights are limited to development fees and certain incentive interests, which include a residual interest in the cash flow and capital proceeds. The venture is treated as a consolidated entity in the Company's financial statements.

         Charlotte Gateway Village, LLC ("Gateway"). On December 14, 1998, the Company and a wholly owned subsidiary of Bank of America Corporation formed Gateway for the purpose of developing and owning Gateway Village, a 1.1 million rentable square foot Class A office building complex in downtown Charlotte, North Carolina. Construction of Gateway Village commenced in July 1998. The project, which is 100% leased to Bank of America Corporation with a term of 15 years, became partially operational for financial reporting purposes in November 2000. In December 1998, Gateway completed construction financing of up to $190 million for Gateway Village. The note bears an interest rate of LIBOR (adjusted for certain reserve requirements) plus .50% and matures January 2, 2002. No amounts were drawn on the note until 1999. This note is fully exculpated and is supported by a lease to Bank of America Corporation with a term of 15 years. Pursuant to the Gateway operating agreement, this construction financing will be replaced with permanent long-term financing which will be fully amortized at the end of the Bank of America Corporation lease. At December 31, 2000, the Company had an investment in Gateway of approximately $21,489,000.

         Gateway's net income or loss and cash distributions are allocated to the members as follows: first to the Company so that it receives a cumulative compounded return equal to 11.46% on its capital contributions, second to a wholly owned subsidiary of Bank of America Corporation until it has received an amount equal to the aggregate amount distributed to the Company and then 50% to each member.

         285 Venture, LLC. In March 1999, the Company and a commingled trust fund advised by J.P. Morgan Investment Management Inc. (the "J.P. Morgan Fund") formed 285 Venture, LLC, each as 50% partners, for the purpose of developing 1155 Perimeter Center West, an approximately 362,000 rentable square foot Class A office building complex in Atlanta, Georgia. 1155 Perimeter Center West became partially operational for financial reporting purposes in January 2000 and was 100% leased as of March 15, 2001. The J.P. Morgan Fund contributed the approximately 6-acre site upon which 1155 Perimeter Center West was developed. The land had an agreed-upon value of approximately $5.4 million which the Company matched with a cash contribution. At December 31, 2000, the Company's investment in 285 Venture, LLC was approximately $30,693,000.

         CPI/FSP I, L.P. In May 2000, CPI/FSP I, L.P., a 50% limited partnership, was formed. 50% of the venture is owned by the Company through a general partnership, Cousins Austin GP, Inc. (1%), and a limited partnership, Cousins Austin, Inc. (49%). The remaining 50% is owned by a general partnership, Fifth Street Properties - Austin, LLC (1%), and a limited partnership, Fifth Street Properties - Austin Investor, LLC (49%), which are both owned by CommonWealth Pacific LLC and CalPERS. CPI/FSP I, L.P. is currently developing Austin Research Park - Buildings III and IV, two approximately 174,000 and 184,000 rentable square foot office buildings, respectively, in Austin, Texas, which are both 100% leased as of March 15, 2001. Additionally, the venture owns an adjacent pad for future development of an approximately 184,000 rentable square foot office building.

         Cerritos Corporate Center - Phase II. In June 2000, the Company commenced construction of Cerritos Corporate Center - Phase II, an approximately 104,000 rentable square foot office building in suburban Los Angeles, California, adjacent to the Company's AT&T Wireless Services Headquarters office building, which was 100% leased to AT&T Wireless Services as of March 15, 2001.

 Medical Office Properties Under Development
 -------------------------------------------

         Crawford Long - CPI, LLC. In October 1999, the Company formed Crawford Long - CPI, LLC with Emory University, each as 50% partners, for the purpose of developing and owning the Crawford Long Medical Office Building, an approximately 366,000 rentable square foot medical office building located in midtown Atlanta, Georgia. The building is currently under development and was 49% leased as of March 15, 2001.

Other Retail Properties
-----------------------

         Operational Retail Properties. The Company owns six retail centers which were fully operational for financial reporting purposes as of December 31, 2000. Perimeter Expo is a 291,000 square foot retail power center (of which the Company owns 176,000 square feet) in Atlanta, Georgia which was 100% leased (Company owned) as of March 15, 2001. Presidential MarketCenter is a 490,000 square foot retail power center (of which the Company owns 374,000 square feet) in suburban Atlanta, Georgia which was 97% leased (Company owned) as of March 15, 2001. The Avenue East Cobb is a 225,000 square foot open-air retail specialty center in suburban Atlanta, Georgia which was 100% leased as of March 15, 2001. The Avenue of the Peninsula is a 369,000 square foot open-air retail specialty center in Rolling Hills Estates, California, in the greater Los Angeles metropolitan area which was 83% leased as of March 15, 2001. The Avenue of the Peninsula became partially operational for financial reporting purposes in May 2000. Salem Road Station, an approximately 67,000 square foot neighborhood retail center in suburban Atlanta, Georgia, became partially operational for financial reporting purposes in October 2000 and was 81% leased as of March 15, 2001. The Company also owned Colonial Plaza MarketCenter, which was fully operational as of December 31, 2000, but was subsequently sold (see "Retail Properties Sold" below).

         CP Venture Two LLC and CP Venture Three LLC. In November 1998, the Company contributed both Greenbrier MarketCenter and Los Altos MarketCenter in addition to North Point MarketCenter and Mansell Crossing II (see North Point discussion) to the aforementioned Prudential venture (see Note 5). Greenbrier MarketCenter is a 493,000 square foot retail power center which is located in Chesapeake, Virginia and was 99% leased as of March 15, 2001. Los Altos
MarketCenter is a 258,000 square foot retail power center (of which the Prudential venture owns 157,000 square feet) which is located in Long Beach, California and was 100% leased as of March 15, 2001.

         Mira Mesa MarketCenter, an approximately 447,000 square foot retail power center in suburban San Diego, California, became partially operational for financial reporting purposes in April 2000 and was 100% leased as of March 15, 2001. Mira Mesa MarketCenter is owned by CP Venture Three LLC (see Note 5).

         The Avenue Peachtree City, a 167,000 square foot open-air retail specialty center in suburban Atlanta, Georgia owned by CP Venture Three LLC (see
Note 5), is currently under development and was 56% leased as of March 15, 2001.

         Brad Cous Golf Venture, Ltd. Effective January 31, 1998, the Company formed the Brad Cous Golf Venture, Ltd. with the W.C. Bradley Co., each as 50% partners, for the purpose of developing and owning The Shops at World Golf Village, an approximately 80,000 square foot retail center located adjacent to the PGA Hall of Fame in St. Augustine, Florida. The Shops at World Golf Village became partially operational for financial reporting purposes in April 1999 and was 78% leased as of March 15, 2001. At December 31, 2000, the Company had an investment in Brad Cous Golf Venture, Ltd. of approximately $5,608,000.

         Retail Properties Sold. On March 28, 2000, the Company sold Laguna Niguel Promenade, an approximately 154,000 square foot retail center in Laguna Niguel, California for $26.7 million, which was approximately $6.4 million over the cost of the center. Including depreciation recapture of approximately $.8 million, the net gain on the sale was approximately $7.2 million. The net proceeds from the sale were placed in escrow pending a tax-deferred exchange to be identified by the Company.

         On February 21, 2001, the Company sold Colonial Plaza MarketCenter, an approximately 480,000 square foot retail center in Orlando, Florida for $54 million, which was approximately $10.8 million over the cost of the center. Including depreciation recapture of approximately $6.2 million, the net gain on the sale was approximately $17 million.

Residential Lots Under Development
----------------------------------

         As of December 31, 2000, CREC and Temco Associates owned the following parcels of land which are being developed into residential communities ($ in thousands):

                                                      Estimated
                                                      Total Lots
                                        Initial        on Land
                                         Year         Currently       Lots       Remaining     Carrying
            Description                Acquired       Owned (1)   Sold to Date     Lots          Value
            -----------                --------       ---------   ------------   ---------     --------

         CREC
         ----
         Brown's Farm
           West Cobb County
           Suburban Atlanta, GA          1993            213           213            0         $     0
         Apalachee River Club
           Gwinnett County
           Suburban Atlanta, GA          1994            186           186            0               0
         Echo Mill
           West Cobb County
           Suburban Atlanta, GA          1994            541           441          100             784
         Barrett Downs
           Forsyth County
           Suburban Atlanta, GA          1994            144           144            0               0
         Bradshaw Farm
           Cherokee County
           Suburban Atlanta, GA          1994            533           533            0               0
         Alcovy Woods
           Gwinnett County
           Suburban Atlanta, GA          1996            162           115           47           1,305
         River's Call
           East Cobb County
           Suburban Atlanta, GA        1971-1989         100             8           92             912
                                                       -----         -----        -----         -------
              Total                                    1,879         1,640          239         $ 3,001
                                                       =====         =====        =====         =======
         Temco Associates
         ----------------
         Bentwater
           Paulding County
           Suburban Atlanta, GA          1998          1,735(2)        325        1,410         $13,001
                                                       ========      =====        =====         =======

(1) Includes lots sold to date.
(2) See discussion of Temco Associates below.




Land Held for Investment and Future Development
-----------------------------------------------

         In addition to the various land parcels located adjacent to operating properties or projects under construction discussed above, the Company owns or controls the following significant land holdings either directly or indirectly through venture arrangements. The Company intends to convert these land holdings to income-producing usage or to sell portions of land holdings as opportunities arise over time.

         Temco Associates. Temco Associates was formed in March 1991 as a partnership between CREC (50%) and a subsidiary of Temple-Inland Inc. (50%). Temco Associates has an option through March 2006, with no carrying costs, to acquire the fee simple interest in approximately 9,600 acres in Paulding County, Georgia (northwest of Atlanta, Georgia). The partnership also has an option to acquire interests in a timber rights only lease covering approximately 22,000 acres. This option also expires in March 2006, with the underlying lease expiring in 2025. The options may be exercised in whole or in part over the option period and the option price on the fee simple land is $985 per acre on January 1, 2001, escalating at 6% on January 1 of each succeeding year during the term of the option. During 2000, 1999 and 1998, approximately 734, 640 and 328 acres, respectively, of the option related to the fee simple interest was exercised. In 2000, approximately 461 acres were simultaneously sold for gross profits of $1,546,000 and approximately 264 acres were acquired for the development of the Bentwater residential community. Approximately 1,735 lots will be developed within Bentwater on an approximate total of 1,290 acres, the remainder of which will be acquired as needed through exercises of the option related to the fee simple interest. The remaining 9 acres were being held for sale or future development. In 1999, approximately 466 acres were simultaneously sold for gross profits of $2,458,000 and approximately 174 acres were acquired for development of Bentwater. In 1998, approximately 83 acres were simultaneously sold for gross profits of approximately $192,000. The Cobb County YMCA had a three year option to purchase approximately 38 acres out of the total acres of the options exercised in 1998, which they exercised in December 1999. The remaining 207 acres were deeded in early 1999 to a golf course developer who developed the golf course within Bentwater. Temco Associates sold 219 and 106 lots within Bentwater in 2000 and 1999, respectively.

Other Investments
-----------------

         Air Rights Near the CNN Center. The Company owns a leasehold interest in the air rights over the approximately 365,000 square foot CNN Center parking facility in Atlanta, Georgia, adjoining the headquarters of Turner Broadcasting System, Inc. and Cable News Network. The air rights are developable for additional parking or office use. The Company's net carrying value of this interest is $0.

         Cousins Stone LP. Cousins Stone LP was formed on June 1, 1999 when CREC II's subsidiaries acquired Faison's 50% interest in Faison-Stone. CREC II's subsidiaries acquired an additional 25% interest in July 2000. Cousins Stone LP is a full-service real estate company headquartered in Dallas, Texas that specializes in third party property management, development and leasing of Class A office properties. At December 31, 2000, the Company had an investment in Cousins Stone LP of approximately $11,093,000. Effective February 28, 2001, CREC II's subsidiaries acquired the remaining 25% interest in Cousins Stone LP.

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

         Pursuant to each Agreement, the Company receives a percentage of the revenue earned by Cypress from tenants and third parties who use the telecommunication services. In addition, the Company entered into a Stock Warrant Agreement with Cypress under which Cypress issued 248,441 warrants to the Company, each warrant entitling the owner to purchase one share of Cypress' common stock at an exercise price of $4.22 per share. On February 10, 2000, Cypress completed its initial public offering of 10 million shares of common stock. The warrants have not been exercised, and the underlying common stock has not been registered under the Securities Act of 1933 and is not required to be registered until 18 months after completion of the initial public offering.

         Effective February 10, 2000 (the date Cypress completed its initial public offering), the value of the warrants were recorded in both Other Assets and Deferred Income in the Company's Consolidated Balance Sheets. The value of the warrants of $566,000 was determined based on the difference between management's estimate of the fair market value of the warrants less the exercise price times the number of warrants granted. The Company early adopted SFAS No. 133 effective October 1, 2000 (see Note 1). Warrants are considered derivatives under this statement and, therefore, the warrants were marked-to-market which resulted in a reduction of net income of approximately $566,000 which was recorded as a cumulative effect of change in accounting principle in the Company's Consolidated Statements of Income.

         AtheroGenics, Inc. In July 1998, the Company received 50,000 warrants at an exercise price of $5.00 per share for the purchase of Series C Convertible Preferred Stock of AtheroGenics, Inc, the tenant which leases 100% of AtheroGenics and who completed an initial public offering on August 8, 2000. As the share price at December 31, 2000 equaled the warrant price, no adjustment was necessary pursuant to SFAS No. 133.

Supplemental Financial and Leasing Information
----------------------------------------------

         Depreciation and amortization expense, net of minority interest's share, include the following components for the years ended December 31, 2000 and 1999 ($ in thousands):

                                              2000                                       1999
                                             Share of                                    Share of
                                          Unconsolidated                              Unconsolidated
                            Consolidated  Joint Ventures    Total       Consolidated  Joint Ventures    Total
                            ------------  --------------    -----       ------------  --------------    -----

Furniture, fixtures and
   equipment                  $   799        $   230       $ 1,029        $   640        $   101       $   741
Deferred financing costs           --              1             1             --             17            17
Goodwill and related business
   acquisition costs              300             --           300            300             19           319
Building (including tenant
   first generation)           29,135         14,829        43,964          6,476         11,229        17,705
Tenant second generation        1,284            717         2,001          9,108          8,847        17,955
                              -------        -------       -------        -------        -------       -------
                              $31,518        $15,777       $47,295        $16,524        $20,213       $36,737
                              =======        =======       =======        =======        =======       =======


         Exclusive of new developments and purchases of furniture, fixtures and equipment, the Company had the following capital expenditures for the years ended December 31, 2000 and 1999, including its share of unconsolidated joint ventures ($ in thousands):

                                                   2000                                  1999
                                        Office    Retail    Total             Office    Retail     Total
                                        ------    ------    -----             ------    ------     -----

     Second generation related costs    $3,239     $637    $3,876             $1,224     $208     $1,432
     Building improvements                 907       27       934                220       --        220
                                        ------     ----    ------             ------     ----     ------
         Total                          $4,146     $664    $4,810             $1,444     $208     $1,652
                                        ======     ====    ======             ======     ====     ======

Item 3.   Legal Proceedings
---------------------------

         No material legal proceedings are presently pending by or against the Company.

Item 4.   Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------

     (a)      The Company held a Special Meeting of Shareholders on December 28,
              2000.
     (b)      Not applicable.
     (c) The following proposal was adopted by the Shareholders of the Company. A total of 31,329,373 votes were cast for the proposal, 5,549,230 votes were cast against the proposal and 117,766 votes were abstained:
              (i) The  1999 Incentive Stock Plan (the "Plan") was  amended so as to increase the number of shares of common stock available under the Plan by 1.2 million shares.

Item X.   Executive Officers of the Registrant
----------------------------------------------

         The Executive Officers of the Registrant as of the date hereof are as follows:

                  Name             Age             Office Held
                  ----             ---             -----------

         Thomas G. Cousins         69      Chairman of the Board of Directors
                                             and Chief Executive Officer
         R. Dary Stone             47      President and Chief Operating Officer
         Tom G. Charlesworth       51      Executive Vice President and Chief
                                             Investment Officer
         Kelly H. Barrett          36      Senior Vice President and Chief
                                             Financial Officer
         George J. Berry           63      Senior Vice President
         Craig B. Jones            50      Senior Vice President and President
                                             of the Office Division
         John S. McColl            38      Senior Vice President - Office
                                             Division
         Joel T. Murphy            42      Senior Vice President and President
                                             of the Retail Division
         John L. Murphy            55      Senior Vice President - Office
                                             Division
         W. James Overton          54      Senior Vice President - Office
                                             Division

Family Relationships:
---------------------

         Lillian C. Giornelli, Mr. Cousins' daughter, is a director of the Company. There are no other family relationships among the current Executive Officers or Directors. Hugh L. McColl, Jr., John S. McColl's father, is a nominee for director at the Company's Annual Meeting of Stockholders on May 1, 2001.

Term of Office:
---------------

         The term of office for all officers expires at the annual directors' meeting, but the Board has the power to remove any officer at any time.

Business Experience:
--------------------

         Mr. Cousins has been the Chief Executive Officer of the Company since its inception.

         Mr. Stone joined the Company in June 1999 as President of Cousins Stone LP, a venture in which the Company had owned a 75% interest until February 28, 2001, when the Company purchased the remaining 25% interest. Prior to that he was founder and President of the predecessor to Cousins Stone LP, Faison-Stone. Mr. Stone was named President and Chief Operating Officer of the Company in February 2001.

         Mr. Charlesworth joined the Company in October 1992 and became Senior Vice President, Secretary and General Counsel in November 1992 and Executive
Vice President and Chief Investment Officer in January 2001. Prior to that he worked for certain affiliates of Thomas G. Cousins as Chief Financial Officer and Legal Counsel.

         Ms. Barrett joined the Company in October 1992 as Vice President and Controller and became Senior Vice President - Finance of the Company in August 1997 and Chief Financial Officer in January 2001. Prior to that she was employed by Arthur Andersen LLP as an Audit Manager.

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

         Mr. McColl joined the Company in April 1996 as Vice President of the Office Division. He was promoted in May 1997 to Senior Vice President. Prior to that he was President of Hutchinson Capital Group, Inc. and an officer of Quest Capital Corp.

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

                                     PART II
                                     -------

Item 5. Market for Registrant's Common Stock and Related Security Holder Matters
--------------------------------------------------------------------------------

         The information concerning the market prices for the Registrant's common stock and related stockholder matters appearing under the caption "Market and Dividend Information" on page 54 of the Registrant's 2000 Annual Report to Stockholders is incorporated herein by reference.

Item 6. Selected Financial Data
-------------------------------

         The information appearing under the caption "Five Year Summary of Selected Financial Data" on page 46 of the Registrant's 2000 Annual Report to Stockholders is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
        of Operations
        -------------
         Management's Discussion and Analysis of Financial Condition and Results of Operations which appears on pages 47 through 53 of the Registrant' s 2000 Annual Report to Stockholders is incorporated herein by reference.

Item 7a. Quantitative and Qualitative Disclosure about Market Risk
------------------------------------------------------------------

         Quantitative and Qualitative Disclosures about Market Risk, which appears on page 53 of the Registrant's 2000 Annual Report to Stockholders, is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

         The Consolidated Financial Statements and Notes to Consolidated Financial Statements of the Registrant and Report of Independent Public Accountants which appear on pages 25 through 46 of the Registrant's 2000 Annual Report to Stockholders are incorporated herein by reference.

         The  information   appearing  under  the  caption  "Selected  Quarterly
Financial Information (Unaudited)" on page 55 of the Registrant's 2000 Annual Report to Stockholders is incorporated herein by reference.

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

                                    PART III
                                    --------

Item 10.    Directors and Executive Officers of the Registrant
--------------------------------------------------------------

         The information concerning the Directors and Executive Officers of the Registrant that is required by this Item 10, except that which is presented in
Item X in Part I above, is included under the captions "Directors and Executive Officers of the Company" on pages 2 through 9 and "Section 16(A) Beneficial Ownership Reporting Compliance" on page 27 of the Proxy Statement dated March 30, 2001 relating to the 2000 Annual Meeting of the Registrant's Stockholders, and is incorporated herein by reference.

Item 11.    Executive Compensation
----------------------------------

         The information appearing under the caption "Executive Compensation" on pages 9 through 12 (other than the Committee Report on Compensation) and "Compensation of Directors" on page 16 of the Proxy Statement dated March 30, 2001 relating to the 2000 Annual Meeting of the Registrant's Stockholders is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management
--------------------------------------------------------------------------

         The information concerning security ownership of certain beneficial owners and management required by this Item 12 is included under the captions "Directors and Executive Officers of the Company" on pages 2 through 9 and "Principal Stockholders" on page 24 of the Proxy Statement dated March 30, 2001 relating to the 2000 Annual Meeting of the Registrant's Stockholders, and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions
----------------------------------------------------------

         The information concerning certain transactions required by this Item 13 is included under the caption "Certain Transactions" on pages 24 through 26 of the Proxy Statement dated March 30, 2001 relating to the 2000 Annual Meeting of the Registrant's Stockholders, and is incorporated herein by reference.

                                     PART IV
                                     -------

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K
----------------------------------------------------------------------------

(a)     1.    Financial Statements
        --------------------------
              A.    The  following  Consolidated  Financial  Statements  of  the
                    Registrant, together with the applicable Report of Independent Public Accountants, are contained on pages 25 through 46 of the Registrant's 2000 Annual Report to Stockholders and are incorporated herein by reference:

                                                                  Page Number
                                                                in Annual Report
                                                                ----------------

                    Consolidated Balance Sheets - December 31,
                        2000 and 1999                                   25
                    Consolidated Statements of Income for the
                       Years Ended December 31, 2000, 1999
                       and 1998                                         26
                    Consolidated Statements of Stockholders'
                       Investment for the Years Ended
                       December 31, 2000, 1999 and 1998                 27
                    Consolidated Statements of Cash Flows for
                       the Years Ended December 31, 2000, 1999
                        and 1998                                        28
                    Notes to Consolidated Financial Statements
                       December 31, 2000, 1999 and 1998           29 through 45
                    Report of Independent Public Accountants            46



              B.     The  following  Financial  Statements,  together  with  the applicable Report of Independent Auditors, of CSC Associates, L.P., a joint venture of the Registrant meeting the criteria for a significant subsidiary under the rules and regulations of the Securities and Exchange Commission, are filed as a part of this report.

                                                                  Page Number
                                                                  in Form l0-K
                                                                  ------------

                    Report of Independent Auditors                     F-1
                    Balance Sheets - December 31, 2000 and 1999        F-2
                    Statements of Operations for the Years Ended
                       December 31, 2000, 1999 and 1998                F-3
                    Statements of Partners' Capital for the Years
                       Ended December 31, 2000, 1999 and 1998          F-4
                    Statements of Cash Flows for the Years Ended
                       December 31, 2000, 1999 and 1998                F-5
                    Notes to Financial Statements                  F-6 through
                       December 31, 2000, 1999 and 1998                F-9

        2.    Financial Statement Schedules
        -----------------------------------

              The following financial statement schedules, together with the applicable report of independent public accountants are filed as a part of this report.

                                                                   Page Number
                                                                   in Form l0-K
                                                                   ------------

                    A.     Cousins Properties Incorporated and
                             Consolidated Entities:
                               Report of Independent Public
                               Accountants on Schedule                  S-7
                               Schedule III- Real Estate and
                                 Accumulated Depreciation -
                                 December 31, 2000                  S-8 through
                                                                        S-12

                    B.     CSC Associates, L.P.
                              Schedule III- Real Estate and
                                Accumulated Depreciation -
                                December 31, 2000                       F-10

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

              10(a)(iv)      Cousins  Properties   Incorporated  1999  Incentive
                             Stock Plan,  as amended and  restated,  approved by
                             the  Stockholders  on December 28,  2000,  filed as
                             Annex A to the  Registrant's  Proxy Statement dated
                             December  1,  2000,  and  incorporated   herein  by
                             reference.

              10(b)(i) Cousins Properties Incorporated Profit Sharing Plan as amended and restated effective as of January 1, 1996, filed as Exhibit 10(b)(i) to the Registrant's Form 10-K for the year ended December 31, 1995, and incorporated herein by reference.

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

              13 Annual Report to Stockholders for the year ended December 31, 2000.

              21            Subsidiaries of the Registrant.

              23(a) Consent of Independent Public Accountants (Arthur Andersen LLP).

              23(b)         Consent of Independent Auditors (Ernst & Young LLP).

        (b)   Reports on Form 8-K.
        --------------------------

              There were no reports filed on Form 8-K in the quarter ended December 31, 2000. On March 9, 2001, the Company filed a Form 8-K specifying certain risk factors relating to the Company and its business.

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

                                  Cousins Properties Incorporated
                                  -------------------------------
                                  (Registrant)

Dated: March 23, 2001


                                  BY:  /s/ Kelly H. Barrett
                                       -----------------------------------------
                                       Kelly H. Barrett
                                       Senior Vice President and Chief Financial
                                       Officer
                                       (Principal Financial and Accounting
                                       Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature                          Capacity                       Date
---------                          --------                       ----
Principal Executive Officer:

                              Chairman of the Board,          March 23, 2001
                                Chief Executive Officer
/s/ T.G. Cousins                and Director
---------------------------
    T. G. Cousins

Principal Financial and Accounting
Officer:

                               Senior Vice President and      March 23, 2001
/s/ Kelly H. Barrett             Chief Financial Officer
--------------------------
    Kelly H. Barrett

Additional Directors:

/s/ Richard W. Courts          Director                       March 23, 2001
-------------------------
    Richard W. Courts, II

/s/ Boone A. Knox              Director                       March 23, 2001
-------------------------
    Boone A. Knox

/s/ William Porter Payne       Director                       March 23, 2001
-------------------------
    William Porter Payne

/s/ R. Dary Stone              Director                       March 23, 2001
-------------------------
    R. Dary Stone

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE
              ----------------------------------------------------

To Cousins Properties Incorporated:

         We have audited in accordance with auditing standards generally accepted in the United States, the financial statements included in the Cousins Properties Incorporated annual report to stockholders incorporated by reference in this Form l0-K, and have issued our report thereon dated February 6, 2001. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14, Part (a) 2.A. is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                ARTHUR ANDERSEN LLP




Atlanta, Georgia
February 6, 2001


                                                                                                              SCHEDULE III
                                                                                                              (Page 1 of 5)

            COUSINS PROPERTIES INCORPORATED AND CONSOLIDATED ENTITIES
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2000
                                ($ in thousands)

     Column A                  Column B         Column C              Column D                       Column E
     --------                  --------         --------              --------                       --------
                                                                  Costs Capitalized            Gross Amount at Which
                                              Initial Cost           Subsequent                     Carried at
                                               to Company          to Acquisition                December 31, 2000
                                           -------------------   --------------------   ------------------------------

                                                                            Carrying
                                                                              Costs
                                                    Buildings               Less Cost       Land        Buildings
                                                       and       Improve-   of Sales      and Land         and       Total
Description                  Encumbrances  Land   Improvements     ments    and Other   Improvements  Improvements    (a)
-----------                  ------------  ----   ------------   -------    ---------   ------------  ------------   -----

LAND HELD FOR INVESTMENT OR FUTURE DEVELOPMENT
----------------------------------------------
  North Point Property -
    Fulton Co., GA            $     --    $ 10,294  $     --    $ 15,338   $(17,037)     $  8,595      $     --     $  8,595
  Salem Road Station
     Outparcels -
     Newton Co., GA                --          611        --          --       (315)          296            --          296
  Wildwood - Atlanta, GA           --       11,156        --       4,847     (9,676)        6,327            --        6,327
                              ----------------------------------------------------------------------------------------------
                                   --       22,061        --      20,185    (27,028)       15,218            --       15,218
                              ----------------------------------------------------------------------------------------------

                              Column F    Column G     Column H      Column I
                              --------    --------     --------      --------



                                                                      Life on
                                                                     Which De-
                                                                     preciation
                               Accumu-                               In 2000
                                lated     Date of                    Income
                               Deprecia-  Construc-      Date        Statement
Description                    tion (a)     tion       Acquired     Is Computed
-----------                    --------   ---------    --------     -----------

LAND HELD FOR INVESTMENT OR FUTURE DEVELOPMENT
----------------------------------------------
   North Point Property -
     Fulton Co., GA            $    --      --         1970-1985      --
   Salem Road Station
     Outparcels -
     Newton Co., GA                 --      --           1999         --
   Wildwood - Atlanta, GA           --       --        1971-1989      --
                               -------
                                    --
                               -------





                                                                                                              SCHEDULE III
                                                                                                              (Page 2 of 5)
            COUSINS PROPERTIES INCORPORATED AND CONSOLIDATED ENTITIES
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2000
                                ($ in thousands)


     Column A                  Column B         Column C              Column D                       Column E
     --------                  --------         --------              --------                       --------
                                                                  Costs Capitalized            Gross Amount at Which
                                              Initial Cost           Subsequent                     Carried at
                                               to Company          to Acquisition                December 31, 2000
                                           -------------------   --------------------   ----------------------------------

                                                                            Carrying
                                                                              Costs
                                                    Buildings               Less Cost       Land        Buildings
                                                       and       Improve-   of Sales      and Land         and       Total
Description                  Encumbrances  Land   Improvements     ments    and Other   Improvements  Improvements    (a)
-----------                  ------------  ----   ------------   -------    ---------   ------------  ------------   -----

OPERATING PROPERTIES
--------------------
   101 Independence Center -
     Charlotte, NC            $ 46,727    $ 11,096  $ 62,824    $  3,043   $     --      $ 11,155      $ 65,808     $ 76,963
   101 Second Street -
     San Francisco, CA         89,597       11,698        --      78,375      7,504        11,698        85,879       97,577
   333 John Carlyle -
     Washington, D.C.              --        5,371        --      22,218      1,483         5,371        23,701       29,072
   333 North Point Center East -
     Fulton Co., GA                --          551        --      11,949        809           551        12,758       13,309
   555 North Point Center East -
     Fulton Co., GA                --          368        --      15,035      1,171           368        16,206       16,574
   600 University Park Place -
     Birmingham, AL                --        1,899        --      15,789      1,768         1,899        17,557       19,456
   615 Peachtree Street -
     Atlanta, GA                   --        4,740     7,229       1,274         --         4,740         8,503       13,243
   AT&T Wireless Services
     Headquarters -
     Los Angeles, CA               --           --        --      51,302      1,343            --        52,645       52,645
   Inforum -
     Atlanta, GA                   --        5,226    67,370      13,487         --         5,226        80,857       86,083
   Lakeshore Park Plaza -
     Birmingham, AL            10,498        3,362    12,261         907         --         3,362        13,168       16,530
   One Georgia Center -
     Atlanta, GA                   --        9,267    27,079          --         --         9,267        27,079       36,346
   The Points at Waterview -
     Collin Co., TX                --        2,558    22,910          --         --         2,558        22,910       25,468
   Wildwood - 3100 Windy Hill
     Road - Atlanta, GA            --           --    17,005          --         --            --        17,005       17,005


                              Column F    Column G     Column H      Column I
                              --------    --------     --------      --------



                                                                      Life on
                                                                     Which De-
                                                                     preciation
                               Accumu-                               In 2000
                                lated     Date of                    Income
                               Deprecia-  Construc-      Date        Statement
Description                    tion (a)     tion       Acquired     Is Computed
-----------                    --------   ---------    --------     -----------

OPERATING PROPERTIES
--------------------
  101 Independence Center -
     Charlotte, NC             $ 12,254      --        1996           25 Years
   101 Second Street -
     San Francisco, CA            3,824     1998       1997           30 Years
   333 John Carlyle -
     Washington, D.C.             1,803     1998       1998           30 Years
   333 North Point Center East -
     Fulton Co., GA               2,242     1996       1996           30 Years
   555 North Point Center East -
     Fulton Co., GA                 862     1998       1998           30 Years
   600 University Park Place -
     Birmingham, AL                 717     1998       1998           30 Years
   615 Peachtree Street -
     Atlanta, GA                  2,525      --        1996           15 Years
   AT&T Wireless Services
     Headquarters -
     Los Angeles, CA              3,005     1998       1998           30 Years
   Inforum -
     Atlanta, GA                 10,249      --        1999           25 Years
   Lakeshore Park Plaza -
     Birmingham, AL               1,125      --        1998           30 Years
   One Georgia Center -
     Atlanta, GA                    149      --        2000           30 Years
   The Points at Waterview -
     Collin Co., TX                  --      --        2000           25 Years
   Wildwood - 3100 Windy Hill
     Road - Atlanta, GA           2,721     1997       1997           25 Years

                                                                                                              SCHEDULE III
                                                                                                              (Page 3 of 5)
            COUSINS PROPERTIES INCORPORATED AND CONSOLIDATED ENTITIES
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2000
                                ($ in thousands)

     Column A                  Column B         Column C              Column D                       Column E
     --------                  --------         --------              --------                       --------
                                                                  Costs Capitalized            Gross Amount at Which
                                              Initial Cost           Subsequent                     Carried at
                                               to Company          to Acquisition                December 31, 2000
                                           -------------------   --------------------   ----------------------------------

                                                                            Carrying
                                                                              Costs
                                                    Buildings               Less Cost       Land        Buildings
                                                       and       Improve-   of Sales      and Land         and       Total
Description                  Encumbrances  Land   Improvements     ments    and Other   Improvements  Improvements    (a)
-----------                  ------------  ----   ------------   -------    ---------   ------------  ------------   -----

OPERATING PROPERTIES (Continued)
--------------------------------
   Wildwood - 3301 Windy
     Ridge Parkway -
     Atlanta, GA                    --          20        --       9,418      1,516         1,439         9,515       10,954
   AtheroGenics -
     Fulton Co., GA                 --         200        --       7,075         80           200         7,155        7,355
   Meridian Mark Plaza -
     Atlanta, GA                25,441       2,200        --      21,869      1,735         2,200        23,604       25,804
   Northside/Alpharetta I -
     Fulton Co., GA             10,247          --    15,577         100         --            --        15,677       15,677
   Northside/Alpharetta II -
     Fulton Co., GA                 --          --        --      16,797      1,012            --        17,809       17,809
   The Avenue East Cobb -
     Cobb Co., GA               38,902       7,205        --      30,588      1,882         7,205        32,470      39,675
   The Avenue of the Peninsula -
     Rolling Hills Estates, CA      --       4,338    17,152      55,407      7,120         4,338        79,679      84,017
   Colonial Plaza MarketCenter -
     Orlando, FL                    --       8,500        --      31,641      1,905         8,500        33,546      42,046
   Mira Mesa MarketCenter -
     San Diego, CA                  --      14,465        --      29,941      2,415        14,465        32,356      46,821
   North Point Stand Alone
     Retail Sites -
     Fulton Co., GA                 --       4,559        --         426     (1,293)        3,692            --       3,692
   Perimeter Expo -
     Atlanta, GA                20,361       8,564        --      11,181         71         8,564        11,252      19,816
   Presidential MarketCenter -
     Gwinnett Co., GA               --       3,956        --      23,453        900         3,956        24,353      28,309


                              Column F    Column G     Column H      Column I
                              --------    --------     --------      --------



                                                                      Life on
                                                                     Which De-
                                                                     preciation
                               Accumu-                               In 2000
                                lated     Date of                    Income
                               Deprecia-  Construc-      Date        Statement
Description                    tion (a)     tion       Acquired     Is Computed
-----------                    --------   ---------    --------     -----------

OPERATING PROPERTIES (Continued)
--------------------------------
   Wildwood - 3301 Windy
     Ridge Parkway -
     Atlanta, GA                  5,101      1984        1984         30 Years
   AtheroGenics -
     Fulton Co., GA                 811      1998        1998         30 Years
   Meridian Mark Plaza -
     Atlanta, GA                  1,686      1997        1997         30 Years
   Northside/Alpharetta I -
     Fulton Co., GA               1,595       --         1998         25 Years
   Northside/Alpharetta II -
     Fulton Co., GA                 747      1998        1998         30 Years
   The Avenue East Cobb -
     Cobb Co., GA                 2,848      1998        1998         30 Years
   The Avenue of the Peninsula -
     Rolling Hills Estates, CA    1,949      1998        1998         30 Years
   Colonial Plaza MarketCenter -
     Orlando, FL                  6,059      1995        1995         30 Years
   Mira Mesa MarketCenter -
     San Diego, CA                  705      1999        1999         25 Years
   North Point Stand Alone
     Retail Sites -
     Fulton Co., GA                 142       --       1970-1985      Various
   Perimeter Expo -
     Atlanta, GA                  2,909      1993        1993         30 Years
   Presidential MarketCenter -
     Gwinnett Co., GA             3,874     1993-2000    1993         30 Years



                                                                                                              SCHEDULE III
                                                                                                              (Page 4 of 5)

            COUSINS PROPERTIES INCORPORATED AND CONSOLIDATED ENTITIES
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2000
                                ($ in thousands)

     Column A                  Column B         Column C              Column D                       Column E
     --------                  --------         --------              --------                       --------
                                                                  Costs Capitalized            Gross Amount at Which
                                              Initial Cost           Subsequent                     Carried at
                                               to Company          to Acquisition                December 31, 2000
                                           -------------------   --------------------   ----------------------------------

                                                                            Carrying
                                                                              Costs
                                                    Buildings               Less Cost       Land        Buildings
                                                       and       Improve-   of Sales      and Land         and       Total
Description                  Encumbrances  Land   Improvements     ments    and Other   Improvements  Improvements    (a)
-----------                  ------------  ----   ------------   -------    ---------   ------------  ------------   -----

OPERATING PROPERTIES (Continued)
--------------------------------
   Miscellaneous                    --         398       145          76       (474)           --           145          145
                              ----------------------------------------------------------------------------------------------
                               241,773     110,541   249,552     451,351     30,947       110,754       731,637      842,391
                              ----------------------------------------------------------------------------------------------
PROJECTS UNDER CONSTRUCTION
---------------------------
   55 Second Street -
     San Francisco, CA        $     --    $ 22,141  $     --    $ 20,039   $  2,800      $ 24,318      $ 20,662     $ 44,980
   1900 Duke Street -
     Washington, D.C.               --       3,469        --      15,578      1,116         3,469        16,694       20,163
   Cerritos Corporate Center -
     Phase II -
     Los Angeles, CA                --          --        --       7,303        136            --         7,439        7,439
   The Avenue Peachtree City -
     Fayette Co., GA                --       3,510        --      10,749        743         3,643        11,359       15,002
   Salem Road Station -
     Newton Co., GA                 --         396        --       5,519        371           411         5,875        6,286
                              ----------------------------------------------------------------------------------------------
                                    --      29,516        --      59,188      5,166        31,841        62,029       93,870
                              ----------------------------------------------------------------------------------------------

RESIDENTIAL LOTS UNDER DEVELOPMENT
----------------------------------
   Echo Mill -
     Cobb Co., GA             $     --    $  5,298   $    --    $  9,485   $(13,999)     $    784      $     --     $    784
   Alcovy Woods -
     Gwinnett Co., GA               --       1,142        --       2,978     (2,815)        1,305            --        1,305
   River's Call Land -
     Cobb Co., GA                   --       1,059        --       2,612     (2,759)          912            --          912
                              ----------------------------------------------------------------------------------------------
                                    --       7,499        --      15,075    (19,573)        3,001            --        3,001
                              ----------------------------------------------------------------------------------------------
                              $241,773    $169,617  $249,552    $545,799   $(10,488)     $160,814      $793,666     $954,480
                              =============================================================================================

                              Column F    Column G     Column H      Column I
                              --------    --------     --------      --------



                                                                      Life on
                                                                     Which De-
                                                                     preciation
                               Accumu-                               In 2000
                                lated     Date of                    Income
                               Deprecia-  Construc-      Date        Statement
Description                    tion (a)     tion       Acquired     Is Computed
-----------                    --------   ---------    --------     -----------

OPERATING PROPERTIES (Continued)
--------------------------------
OPERATING PROPERTIES (Continued)
   Miscellaneous                   130        --       1974-1984      Various
                               -------
                                70,032
                               -------
PROJECTS UNDER CONSTRUCTION
---------------------------
   55 Second Street -
     San Francisco, CA         $    --      1999         1999           --
   1900 Duke Street -
     Washington, D.C.               --      1998         1998           --
   Cerritos Corporate Center -
     Phase II -
     Los Angeles, CA                --      2000         2000           --
   The Avenue Peachtree City -
     Fayette Co., GA                --      1999         1999           --
   Salem Road Station -
     Newton Co., GA                 --      1999         1999           --
                               -------
                                    --
                               -------

RESIDENTIAL LOTS UNDER DEVELOPMENT
----------------------------------
   Echo Mill -
     Cobb Co., GA              $    --      1994         1994           --
   Alcovy Woods -
     Gwinnett Co., GA               --      1996         1996           --
   River's Call Land -
     Cobb Co., GA                   --      2000       1971-1989        --
                               -------
                                    --
                               -------
                               $70,032
                               =======




                                                                                                           SCHEDULE III
                                                                                                           (Page 5 of 5)
            COUSINS PROPERTIES INCORPORATED AND CONSOLIDATED ENTITIES
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2000
                                ($ in thousands)

NOTES:

      (a) Reconciliations of total real estate carrying value and accumulated depreciation for the three years ended December 31, 2000 are as follows:

                                                             Real Estate                   Accumulated Depreciation
                                                    ------------------------------       ---------------------------
                                                      2000       1999       1998           2000      1999      1998
                                                      ----       ----       ----           ----      ----      ----
           Balance at beginning of period           $768,783   $462,047   $449,619       $35,929   $23,422   $33,617
              Additions during the period:
                Improvements and other
                  capitalized costs                  213,783    350,114    213,495            --        --        --
                Provision for depreciation                --         --         --        34,103    12,507    13,648
                                                    ------------------------------       ---------------------------
                                                     213,783    350,114    213,495        34,103    12,507    13,648
                                                    ------------------------------       ---------------------------

              Deductions during the period:
                Cost of real estate contributed           --         --   (185,044)           --        --   (23,843)
                Cost of real estate sold             (28,086)   (43,378)   (16,023)           --        --        --

                                                     (28,086)   (43,378)  (201,067)           --        --   (23,843)
                                                    ------------------------------       ---------------------------
           Balance at close of period               $954,480   $768,783   $462,047       $70,032   $35,929   $23,422
                                                    ==============================       ===========================

                         REPORT OF INDEPENDENT AUDITORS
                         ------------------------------

To the Partners of

CSC Associates, L.P. (A Limited Partnership)

We have audited the accompanying balance sheets of CSC Associates, L.P. (the Partnership) as of December 31, 2000 and 1999, and the related statements of operations, partners' capital, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also include the financial statement schedule of CSC Associates, L.P. listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CSC Associates, L.P. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                 ERNST & YOUNG LLP

Atlanta, Georgia
February 2, 2001



                              CSC ASSOCIATES, L.P.
                              --------------------
                                 BALANCE SHEETS
                                 --------------
                           DECEMBER 31, 2000 AND 1999
                           --------------------------
                                ($ in thousands)


                                     ASSETS
                                     ------

                                                             2000        1999
                                                           --------    --------
REAL ESTATE ASSETS:
  Building and improvements, including land and
    land improvements of $22,818 in 2000 and 1999          $213,317    $212,308
  Accumulated depreciation                                  (53,367)    (46,795)
                                                           --------------------
                                                            159,950     165,513
                                                           --------------------
CASH AND CASH EQUIVALENTS                                       982       2,269
                                                           --------------------
NOTE RECEIVABLE (Note 4)                                     68,789      71,399
                                                           --------------------
OTHER ASSETS:
  Deferred expenses, net of accumulated amortization
    of $6,082 and $5,156 in 2000 and 1999, respectively       5,881       6,418
  Straight-line rent, interest and other receivables
    (Note 3)                                                 11,558      11,674
  Furniture, fixtures and equipment, net of accumulated
    depreciation of $80 and $63 in 2000 and 1999,
    respectively                                                 69          76
  Other, net of accumulated amortization of $181 and $139
    in 2000 and 1999 (Note 6)                                   842         884
                                                           --------------------
         Total other assets                                  18,350      19,052
                                                           --------------------
                                                           $248,071    $258,233
                                                           ====================

                        LIABILITIES AND PARTNERS' CAPITAL
                        ---------------------------------

NOTE PAYABLE (Note 4)                                      $ 68,789    $ 71,399

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES                      2,199       3,149
                                                           --------------------
           Total liabilities                                 70,988      74,548
                                                           --------------------
PARTNERS' CAPITAL (Note 1)                                  177,083     183,685
                                                           --------------------
                                                           $248,071    $258,233
                                                           ====================




The accompanying notes are an integral part of these balance sheets.



                              CSC ASSOCIATES, L.P.
                              --------------------
                            STATEMENTS OF OPERATIONS
                            ------------------------
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
              -----------------------------------------------------
                                ($ in thousands)

                                                  2000       1999       1998
                                                -------    -------    -------
REVENUES:
  Rental income and recovery of expenses
    charged directly to specific tenants        $39,339    $38,585    $36,956
    Interest income (Note 4)                      4,478      4,639      4,790
                                                -----------------------------
        Total revenues                           43,817     43,224     41,746
                                                -----------------------------
EXPENSES:
  Real estate taxes                               4,133      3,856      3,407
  Management and personnel costs                  1,867      1,762      1,686
  Cleaning                                        1,475      1,453      1,352
  Utilities                                         813        874        811
  Contract security                                 517        536        485
  Repairs and maintenance                           456        465        512
  Elevator                                          337        340        309
  Parking                                           276        286        299
  Grounds maintenance                               129        138        164
  Insurance                                         110        103        106
  General and administrative expenses                75         80         73
  Marketing and other expenses                       63         43        114
  Interest expense (Note 4)                       4,478      4,639      4,790
  Depreciation and amortization                   7,710      7,694      7,444
                                                -----------------------------
           Total expenses                        22,439     22,269     21,552
                                                -----------------------------
NET INCOME                                      $21,378    $20,955    $20,194
                                                =============================


The accompanying notes are an integral part of these statements.



                              CSC ASSOCIATES, L.P.
                              --------------------
                         STATEMENTS OF PARTNERS' CAPITAL
                         -------------------------------
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
              ----------------------------------------------------
                                ($ in thousands)










         BALANCE, December 31, 1997                              $193,716

           Net income                                              20,194
           Distributions                                          (23,700)
                                                                 --------

         BALANCE, December 31, 1998                               190,210

           Net income                                              20,955
           Distributions                                          (27,480)
                                                                 --------

         BALANCE, December 31, 1999                               183,685

           Net income                                              21,378
           Distributions                                          (27,980)
                                                                 --------

         BALANCE, December 31, 2000                              $177,083
                                                                 ========











         The accompanying notes are an integral part of these statements.



                              CSC ASSOCIATES, L.P.
                              --------------------
                            STATEMENTS OF CASH FLOWS
                            ------------------------
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
              ----------------------------------------------------
                                ($ in thousands)

                                                        2000     1999     1998
                                                      -------  -------  -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                          $21,378  $20,955  $20,194
    Adjustments to reconcile net income to
      net cash provided by operating activities:
        Depreciation and amortization                   7,710    7,694    7,444
        Rental revenue recognized on straight-line
          basis different from rental revenue
          specified in the lease agreements               207       15     (164)
        Change in other receivables and
          other assets                                    130     (170)    (207)
        Change in accounts payable and
          accrued liabilities related to operations    (1,015)      27    1,640
                                                      -------------------------
Net cash provided by operating activities              28,410   28,521   28,907
                                                      -------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to building and improvements               (1,322)     (99)  (3,480)
  Payments for deferred expenses                         (374)    (371)    (458)
  Collection of note receivable                         2,610    2,450    2,298
  Payments for furniture, fixtures and equipment          (21)     (43)     (15)
                                                      -------------------------
Net cash provided by (used in) investing activities       893    1,937   (1,655)
                                                      -------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of note payable                            (2,610)  (2,450)  (2,298)
  Partnership distributions                           (27,980) (27,480) (23,700)
                                                      -------------------------
Net cash used in financing activities                 (30,590) (29,930) (25,998)
                                                      -------------------------
NET (DECREASE) INCREASE IN CASH                        (1,287)     528    1,254

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR                                     2,269    1,741      487
                                                      -------------------------
CASH AND CASH EQUIVALENTS AT
  END OF YEAR                                         $   982  $ 2,269  $ 1,741
                                                      =========================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
    Cash paid during the year for interest            $ 4,485  $ 4,646  $ 4,802
                                                      =========================


The accompanying notes are an integral part of these statements.

                              CSC ASSOCIATES, L.P.
                              --------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                        DECEMBER 31, 2000, 1999 AND 1998
                        --------------------------------




1.       FORMATION OF THE PARTNERSHIP AND TERMS OF THE PARTNERSHIP AGREEMENT
         -------------------------------------------------------------------

         CSC Associates, L.P. ("CSC" or the "Partnership") was formed under the terms of a Limited Partnership Agreement dated September 29, 1989 and by the filing of its Certificate of Limited Partnership on October 27, 1989. C&S Premises, Inc. ("Premises") and Cousins Properties Incorporated ("CPI") each own a 1% general partnership and a 49% limited partnership interest in the Partnership. Premises is a wholly owned subsidiary of NB Holdings Corporation, which is a wholly owned subsidiary of Bank of America. In 1996 Premises transferred its 1% general partnership interest in the partnership to C&S Premises-SPE, Inc., a wholly owned subsidiary of Premises. The Partnership was formed for the purpose of developing and owning a 1.4 million gross square foot office tower in downtown Atlanta, Georgia (the "Building"), which is the Atlanta headquarters of Bank of America Corporation.

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

Depreciation and Amortization
-----------------------------

         Real estate assets are carried at cost. Depreciation of the Building commenced on the date the Building became operational for financial reporting purposes and the Building is being depreciated over 40 years. Leasehold and tenant improvements are amortized over the life of the related lease or the useful life of the asset, whichever is shorter. Furniture, fixtures, and equipment are depreciated over 5 years. Deferred expenses, which include certain marketing and leasing costs and deferred operating expenses which are being passed through to the tenants, are amortized over the period of estimated benefit. The straight-line method is used for all depreciation and amortization.

Income Taxes
------------

         No provision has been made for federal or state income taxes because each partner's proportionate share of income or loss from the Partnership will be passed through to be included on each partner's separate tax return.

Cash and Cash Equivalents
-------------------------

         Cash and cash equivalents include all cash and highly liquid money market instruments. Highly liquid money market instruments include securities and repurchase agreements with original maturities of three months or less or money market mutual funds.

Rental Income
-------------

         In accordance with Statement of Financial Accounting Standards ("SFAS") No. 13, income on leases which include increases in rental rates over the lease term (other than scheduled increases based on the Consumer Price Index) is recognized on a straight-line basis.

Allowance for Doubtful Accounts
-------------------------------

         From time to time, the Partnership evaluates the need to establish an allowance for doubtful accounts based on a review of specific receivables. As of December 31, 2000 and 1999, there is no allowance for doubtful accounts included in the accompanying Balance Sheets.

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

         At December 31, 2000, future minimum rentals to be received under existing non-cancelable leases, excluding tenants' current pro rata share of operating expenses, are as follows ($ in thousands):

                                           Lease         Leases
                                            With          With
                                         NB Holdings      Third
                                         Corporation     Parties       Total
                                         -----------    --------     --------

                  2001                    $ 12,231      $ 17,652     $ 29,883
                  2002                      12,231        18,988       31,219
                  2003                      12,231        19,699       31,930
                  2004                      12,231        18,322       30,553
                  2005                      12,231        18,264       30,495
                  Subsequent to 2005        78,487        38,279      116,766
                                          -----------------------------------
                                          $139,642      $131,204     $270,846
                                          ===================================

         In the year ended December 31, 2000 and 1999, income which would have accrued in accordance with the lease terms exceeded income recognized on a straight-line basis by $207,000 and $15,000, respectively. At December 31, 2000 and 1999, receivables which related to the cumulative excess of revenues recognized in accordance with SFAS No. 13 over revenues which accrued in accordance with the actual lease agreements totaled approximately $10,612,000 and $10,819,000, respectively. Of that amount, 15% was related to leases with NB Holdings Corporation and approximately 37% and 34% was related to each of two professional services firms, respectively. At December 31, 2000 NB Holdings Corporation leased approximately 46% and two professional services firms leased approximately 18% and 17%, respectively, of the net rentable space of the Building.

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

         The Partnership has loaned the $80 million proceeds of the Notes to CPI under a non-recourse loan (the "CPI Loan") secured by CPI's Partnership interests under the same payment terms as those of the Notes. CPI paid all costs of issuing the Notes and the CPI Loan, including a $400,000 fee to an affiliate of Bank of America. In addition, CPI pays a monthly fee to an affiliate of Bank of America of .025% of the outstanding principal balance of the Notes. These fees totaled approximately $211,000 and $218,000 in 2000 and 1999, respectively.

         The estimated fair value of both the note payable and related note receivable at December 31, 2000 and 1999 was $66 million and $64 million, respectively, which was calculated by discounting future cash flows under the notes at estimated rates at which similar notes would be made currently.

         The maturities of the Notes at December 31, 2000 are as follows (in thousands):

                           2001                          $ 2,782
                           2002                            2,965
                           2003                            3,159
                           2004                            3,367
                           2005                            3,588
                           Subsequent to 2005             52,928
                                                         -------
                                                         $68,789
                                                         =======

5.       RELATED PARTIES
         ---------------

         The Partnership engaged CPI and an affiliate of CPI to manage, develop and lease the Building. During 2000, 1999 and 1998, fees to CPI and its affiliate incurred by the Partnership were as follows ($ in thousands):

                                               2000       1999       1998
                                              ------     ------     ------
Development and tenant construction fees      $   --     $   27     $   38
Leasing and procurement fees                     109         63        399
Management fees                                  990        959        917
                                              ----------------------------
                                              $1,099     $1,049     $1,354
                                              ============================

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





                                                                                                         SCHEDULE III

                              CSC ASSOCIATES, L.P.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2000
                                ($ in thousands)

     Column A                  Column B         Column C              Column D                       Column E
     --------                  --------         --------              --------                       --------
                                                                  Costs Capitalized            Gross Amount at Which
                                              Initial Cost           Subsequent                     Carried at
                                               to Company          to Acquisition                December 31, 2000
                                           -------------------   --------------------   ----------------------------------

                                                                            Carrying
                                                                              Costs
                                                    Buildings               Less Cost       Land        Buildings
                                                       and       Improve-   of Sales      and Land         and       Total
Description                  Encumbrances  Land   Improvements     ments    and Other   Improvements  Improvements    (a)
-----------                  ------------  ----   ------------   -------    ---------   ------------  ------------   -----
Bank of America Plaza
   Atlanta, Georgia           $   --      $18,200   $   --      $184,668    $10,449       $22,818       $190,499     $213,317
                              ===============================================================================================

                              Column F    Column G     Column H      Column I
                              --------    --------     --------      --------



                                                                      Life on
                                                                     Which De-
                                                                     preciation
                               Accumu-                               In 2000
                                lated     Date of                    Income
                               Deprecia-  Construc-      Date        Statement
Description                    tion (a)     tion       Acquired     Is Computed
-----------                    --------   ---------    --------     -----------
Bank of America Plaza
   Atlanta, Georgia            $53,367    1990-1992     1990           5-40
                               =======

NOTE: (a)  Reconciliations of total real estate carrying value and accumulated depreciation for the three years ended December 31, 2000 are as follows:


                                                            Real Estate                   Accumulated Depreciation
                                                    ------------------------------       ---------------------------
                                                      2000       1999       1998           2000      1999      1998
                                                      ----       ----       ----           ----      ----      ----

Balance at beginning of period                      $212,308   $212,334   $209,120       $46,795   $40,033   $33,621
Improvements and other capitalized costs               1,324         99      3,480            --        --        --
Write-offs of improvements and other
  capitalized costs                                     (315)      (125)      (266)         (315)     (125)     (266)
Provision for depreciation                                --         --         --         6,887     6,887     6,678
                                                    ------------------------------       ---------------------------
Balance at end of period                            $213,317   $212,308   $212,334       $53,367   $46,795   $40,033
                                                    ==============================       ===========================
