Form 10-Q
period 2001-03-31
COUSINS PROPERTIES INC
filed 2001-05-11
CIK 25232

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended March 31, 2001                  Commission file number 0-3576






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


     At April 30, 2001, 49,501,909 shares of common stock of the Registrant were outstanding.

            COUSINS PROPERTIES INCORPORATED AND CONSOLIDATED ENTITIES
                           CONSOLIDATED BALANCE SHEETS
                     ($ in thousands, except share amounts)



                                                       March 31,    December 31,
                                                         2001           2000
                                                      ----------    ------------
                                                      (Unaudited)

      ASSETS
      PROPERTIES:
         Operating properties, net of accumulated
           depreciation of $73,759
           as of March 31, 2001 and $70,032
           as of December 31, 2000                   $   733,378    $   772,359
         Land held for investment or future
           development                                    28,088         15,218
         Projects under construction                     117,440         93,870
         Residential lots under development                2,187          3,001
                                                      ----------     ----------
           Total properties                              881,093        884,448
                                                      ----------     ----------
      CASH AND CASH EQUIVALENTS, at cost which
         approximates market                               6,192          1,696

      NOTES AND OTHER RECEIVABLES                         40,732         40,640

      INVESTMENT IN UNCONSOLIDATED JOINT VENTURES        169,517        175,471

      OTHER ASSETS                                        30,642         13,497
                                                      ----------     ----------
             TOTAL ASSETS                             $1,128,176     $1,115,752
                                                      ==========     ==========

      LIABILITIES AND STOCKHOLDERS' INVESTMENT

      NOTES PAYABLE                                   $  485,627     $  485,085

      ACCOUNTS PAYABLE AND ACCRUED LIABILITIES            31,087         31,185

      DEPOSITS AND DEFERRED INCOME                         2,438          2,538
                                                      ----------     ----------
             TOTAL LIABILITIES                           519,152        518,808
                                                      ----------     ----------
      DEFERRED GAIN                                      110,791        111,858
                                                      ----------     ----------
      MINORITY INTERESTS                                  25,473         30,619
                                                      ----------     ----------
      COMMITMENTS AND CONTINGENT LIABILITIES

      STOCKHOLDERS' INVESTMENT:
         Common stock, $1 par value, authorized
           150,000,000 shares; issued 49,501,909
           shares at March 31, 2001 and 49,364,477
           shares at December 31, 2000                    49,502         49,364
         Additional paid-in capital                      262,763        259,659
         Treasury stock at cost, 153,600 shares in
           2001 and 2000                                  (4,990)        (4,990)
         Unearned compensation                            (4,274)        (4,690)
         Cumulative undistributed net income             169,759        155,124
                                                      ----------     ----------
             TOTAL STOCKHOLDERS' INVESTMENT              472,760        454,467
                                                      ----------     ----------
             TOTAL LIABILITIES AND STOCKHOLDERS'
               INVESTMENT                             $1,128,176     $1,115,752
                                                      ==========     ==========





The accompanying notes are an integral part of these consolidated balance sheets.

            COUSINS PROPERTIES INCORPORATED AND CONSOLIDATED ENTITIES
                        CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)
                    (In thousands, except per share amounts)


                                                              2001        2000
                                                            -------     -------
    REVENUES:
       Rental property revenues                             $35,656     $22,718
       Development income                                     1,626       1,164
       Management fees                                        1,471       1,214
       Leasing and other fees                                   621         321
       Residential lot and outparcel sales                    2,388       1,978
       Interest and other                                     1,595       1,258
                                                            -------     -------
                                                             43,357      28,653
                                                            -------     -------

    INCOME FROM UNCONSOLIDATED JOINT VENTURES                 5,505       3,877
                                                            -------     -------
    COSTS AND EXPENSES:
       Rental property operating expenses                    10,614       6,646
       General and administrative expenses                    6,101       4,544
       Depreciation and amortization                         10,583       6,432
       Stock appreciation right expense (credit)               (258)        237
       Residential lot and outparcel cost of sales            1,999       1,554
       Interest expense                                       7,171         497
       Property taxes on undeveloped land                       168        (268)
       Other                                                    402         246
                                                            -------     -------
                                                             36,780      19,888
                                                            -------     -------
    INCOME FROM OPERATIONS BEFORE INCOME TAXES
       AND GAIN ON SALE OF INVESTMENT PROPERTIES             12,082      12,642

    (BENEFIT) PROVISION FOR INCOME TAXES FROM OPERATIONS       (940)         (7)
                                                            -------     -------
    INCOME BEFORE GAIN ON SALE OF INVESTMENT PROPERTIES      13,022      12,649

    GAIN ON SALE OF INVESTMENT PROPERTIES, NET OF
       APPLICABLE INCOME TAX PROVISION                       18,345       8,292
                                                            -------     -------
    NET INCOME                                              $31,367     $20,941
                                                            =======     =======

    WEIGHTED AVERAGE SHARES                                  49,100      48,358
                                                            =======     =======
    BASIC NET INCOME PER SHARE                              $   .64     $   .43
                                                            =======     =======
    DILUTED WEIGHTED AVERAGE SHARES                          50,228      49,397
                                                            =======     =======
    DILUTED NET INCOME PER SHARE                            $   .62     $   .42
                                                            =======     =======
    CASH DIVIDENDS DECLARED PER SHARE                       $   .34     $   .30
                                                            =======     =======





The accompanying notes are an integral part of these consolidated statements.

            COUSINS PROPERTIES INCORPORATED AND CONSOLIDATED ENTITIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)
                                ($ in thousands)

                                                               2001       2000
                                                             -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Income before gain on sale of investment
     properties                                              $13,022    $12,649
   Adjustments to reconcile income before gain on
     sale of investment properties to net cash
     provided by operating activities:
       Depreciation and amortization, net of
         minority interest's share                            10,487      6,139
       Amortization of unearned compensation                     325         --
       Stock appreciation right expense (credit)                (258)       237
       Cash charges to expense accrual for stock
         appreciation rights                                      (3)      (201)
       Effect of recognizing rental revenues on
         a straight-line basis                                (1,246)    (1,068)
       Income from unconsolidated joint ventures              (5,505)    (3,877)
       Operating distributions from unconsolidated
         joint ventures                                        7,889      7,687
       Residential lot and outparcel cost of sales             1,700      1,377
       Changes in other operating assets and liabilities:
         Change in other receivables                           1,542       (948)
         Change in accounts payable and accrued
           liabilities                                        (6,346)    (8,094)
                                                             -------    -------
Net cash provided by operating activities                     21,607     13,901
                                                             -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Gain on sale of investment properties, net of
     applicable income tax provision                          18,345      8,292
   Adjustments to reconcile gain on sale of
     investment properties to net cash provided
     by sales activities:
       Cost of sales                                          35,674     17,419
       Deferred income recognized                             (1,031)    (1,028)
       Non-cash gain on disposition of leasehold
         interests                                              (236)        --
   Property acquisition and development expenditures         (44,357)   (38,414)
   Investment in unconsolidated joint ventures,
     including interest capitalized to equity investments     (8,217)    (5,728)
   Collection of notes receivable, net                           485        275
   Net cash paid in acquisition of business                   (2,126)        --
   Change in other assets, net                                (2,791)    (1,713)
                                                             -------    -------
Net cash used in investing activities                         (4,254)   (20,897)
                                                             -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from credit facility                              83,777     69,796
   Repayment of credit facility                              (81,874)   (25,099)
   Dividends paid                                            (16,732)   (14,480)
   Common stock sold, net of expenses                          3,333      4,408
   Repayment of other notes payable                           (1,361)    (1,316)
                                                             -------    -------
Net cash (used in) provided by financing activities          (12,857)    33,309
                                                             -------    -------
NET INCREASE IN CASH AND CASH EQUIVALENTS                      4,496     26,313
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD               1,696      1,473
                                                             -------    -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $ 6,192    $27,786
                                                             =======    =======


The accompanying notes are an integral part of these consolidated statements.

            COUSINS PROPERTIES INCORPORATED AND CONSOLIDATED ENTITIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION
     ---------------------
         The Consolidated Financial Statements include the accounts of Cousins Properties Incorporated ("Cousins"), its majority owned partnerships and wholly owned subsidiaries, Cousins Real Estate Corporation ("CREC") and its subsidiaries and CREC II Inc. ("CREC II") and its subsidiaries. All of the entities included in the Consolidated Financial Statements are hereinafter referred to collectively as the "Company."

         Cousins has elected to be taxed as a real estate investment trust ("REIT"), and intends to distribute 100% of its federal taxable income to stockholders, thereby eliminating any liability for future corporate federal income taxes. Therefore, the results included herein do not include a federal income tax provision for Cousins. However, CREC and its subsidiaries and CREC II and its subsidiaries are taxed separately from Cousins as regular corporations. Accordingly, the Consolidated Statements of Income include a benefit for CREC and CREC II's income taxes.

         The Consolidated Financial Statements were prepared by the Company without audit, but in the opinion of management reflect all adjustments necessary for the fair presentation of the Company's financial position as of March 31, 2001 and results of operations for the three month periods ended March 31, 2001 and 2000. Results of operations for the interim 2001 period are not necessarily indicative of results expected for the full year. While certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, the Company believes that the disclosures herein are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000. The accounting policies employed are the same as those shown in Note 1 to the Consolidated Financial Statements included in such Form 10-K. On October 2, 2000, a 3-for-2 stock split effected in the form of a 50% stock dividend was awarded to stockholders of record on September 15, 2000. All prior period shares outstanding and per share amounts have been restated for the effect of the stock dividend.

         Certain 2000 amounts have been reclassified to conform with the 2001 presentation.

2.   SUPPLEMENTAL INFORMATION CONCERNING CASH FLOWS
     ----------------------------------------------
         Interest (net of $2,314,000 and $5,883,000 capitalized in 2001 and 2000, respectively) and income taxes paid were as follows for the three months ended March 31, 2001 and 2000 ($ in thousands):

                                               2001            2000
                                              ------           ----

                  Interest paid               $7,095          $  495
                  Income taxes paid           $    -          $1,719



3.   NOTES PAYABLE AND INTEREST EXPENSE
     ----------------------------------
         At March 31, 2001 and December 31, 2000, notes payable included the following ($ in thousands):

                                                March 31, 2001                             December 31, 2000
                                      ----------------------------------        ------------------------------------
                                                    Share of                                    Share of
                                                 Unconsolidated                              Unconsolidated
                                      Company    Joint Ventures    Total        Company      Joint Ventures    Total
                                      -------    --------------    -----        -------      --------------    -----

Floating Rate Lines
   of Credit and Construction
   Loans                              $176,199      $ 75,043     $251,242       $174,296       $ 70,309      $244,605
Other Debt
   (primarily non-recourse
     fixed rate mortgages)             309,428       184,846      494,274        310,789        185,983       496,772
                                      --------      --------     --------       --------       --------      --------
                                      $485,627      $259,889     $745,516       $485,085       $256,292      $741,377
                                      ========      ========     ========       ========       ========      ========

         For the three months ended March 31, 2001, interest expense was recorded as follows ($ in thousands):
                                                 Share of
                                              Unconsolidated
                                   Company    Joint Ventures      Total
                                   -------    --------------     -------
        Interest Expensed          $7,171         $4,282         $11,453
        Interest Capitalized        2,314            488           2,802
                                   ------         ------         -------
                                   $9,485         $4,770         $14,255
                                   ======         ======         =======

         During the first quarter of 2001, interest was capitalized related to the Company's and the Company's share of unconsolidated joint venture projects under construction which had an average balance of approximately $252 million.

4.  EARNINGS PER SHARE DATA
    -----------------------
         Weighted average shares and diluted weighted average shares are as follows (in thousands):
                                                          March 31,    March 31,
                                                            2001         2000
                                                          ---------    ---------
            Weighted average shares                        49,100       48,358
            Dilutive potential common shares                1,128        1,039
                                                           ------       ------
            Diluted weighted average shares                50,228       49,397
                                                           ======       ======
            Anti-dilutive options not included              1,121           36
                                                           ======       ======

5.  REPORTABLE SEGMENTS
    -------------------
         The Company has three reportable segments: Office Division, Retail Division and Land Division. The Office Division and Retail Division develop, lease and manage office buildings and retail centers, respectively. The Land Division owns various tracts of strategically located land which are being held for future development. The Land Division also develops single-family residential communities which are parceled into lots and sold to various home builders.

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

Three Months Ended                                    Office      Retail      Land      Unallocated
March 31, 2001                                       Division    Division   Division     and Other      Total
------------------                                   --------    --------   --------     ---------      -----

Rental property revenues (100%)                      $ 25,546    $  8,789    $     -     $    75     $   34,410
Rental property revenues (JV)                          18,884         598          -           -         19,482
Development income, management
   fees and leasing and other fees (100%)               3,196         456         66           -          3,718
Development income, management
   fees and leasing and other fees (JV)                 1,050           -          -           -          1,050
Other income (100%)                                         -           -      2,388       1,595          3,983
Other income (JV)                                           -           -        268          25            293
                                                     ----------------------------------------------------------
         Total revenues                                48,676       9,843      2,722       1,695         62,936
                                                     ----------------------------------------------------------
Rental property operating expenses (100%)               8,321       2,294          -           1         10,616
Rental property operating expenses (JV)                 5,609         156          -           -          5,765
Other expenses (100%)                                   1,451       1,539      2,399       9,959         15,348
Other expenses (JV)                                     5,622          75         23          21          5,741
                                                     ----------------------------------------------------------
         Total expenses                                21,003       4,064      2,422       9,981         37,470
                                                     ----------------------------------------------------------
Consolidated funds from operations                     27,673       5,779        300      (8,286)        25,466
                                                     ----------------------------------------------------------
Depreciation and amortization (100%)                   (7,706)     (2,430)         -          (1)       (10,137)
Depreciation and amortization (JV)                     (3,884)       (210)         -           -         (4,094)
Effect of the recognition of rental
   revenues on a straight-line basis (100%)             1,246           -          -           -          1,246
Effect of the recognition of rental
   revenues on a straight-line basis (JV)                 280           -          -           -            280
Adjustment to reflect stock appreciation
   right expense on an accrual basis                        -           -          -         261            261
Gain on sale of investment properties, net
   of applicable income tax provision                     710      17,635          -           -         18,345
                                                     ----------------------------------------------------------
Net income                                             18,319      20,774        300      (8,026)        31,367
                                                     ----------------------------------------------------------
Benefit for income taxes from operations                    -           -          -        (940)          (940)
                                                     ----------------------------------------------------------
Income from operations before taxes                  $ 18,319    $ 20,774    $   300     $(8,966)    $   30,427
                                                     ==========================================================
Total assets                                         $789,585    $257,365    $10,961     $70,265     $1,128,176
                                                     ==========================================================
Investment in unconsolidated joint ventures          $144,068    $ 16,888    $ 8,561     $     -     $  169,517
                                                     ==========================================================




Three Months Ended                                    Office      Retail      Land      Unallocated
March 31, 2000                                       Division    Division   Division     and Other      Total
------------------                                   --------    --------   --------     ---------      -----

Rental property revenues (100%)                      $ 15,751    $  5,875    $    --     $    24     $   21,650
Rental property revenues (JV)                          15,803         559         --          --         16,362
Development income, management
   fees and leasing and other fees (100%)               2,565          99         35          --          2,699
Development income, management
   fees and leasing and other fees (JV)                   411          --         --          --            411
Other income (100%)                                        --         650      1,328       1,258          3,236
Other income (JV)                                          --          --         43          27             70
                                                     ----------------------------------------------------------
         Total revenues                                34,530       7,183      1,406       1,309         44,428
                                                     ----------------------------------------------------------
Rental property operating expenses (100%)               5,548       1,338         --          (7)         6,879
Rental property operating expenses (JV)                 4,288         133         --          --          4,421
Other expenses (100%)                                   3,051       1,786      1,085       1,166          7,088
Other expenses (JV)                                       294          --         11       4,047          4,352
                                                     ----------------------------------------------------------
         Total expenses                                13,181       3,257      1,096       5,206         22,740
                                                     ----------------------------------------------------------
Gain on sale of undepreciated investment properties        --          --         22          --             22
                                                     ----------------------------------------------------------
Consolidated funds from operations                     21,349       3,926        332      (3,897)        21,710
                                                     ----------------------------------------------------------
Depreciation and amortization (100%)                   (4,516)     (1,361)        --          (1)        (5,878)
Depreciation and amortization (JV)                     (3,752)       (191)        --          --         (3,943)
Effect of the recognition of rental
   revenues on a straight-line basis (100%)             1,068          --         --          --          1,068
Effect of the recognition of rental
   revenues on a straight-line basis (JV)                (250)         --         --          --           (250)
Adjustment to reflect stock appreciation
   right expense on an accrual basis                       --          --         --         (36)           (36)
Gain on sale of investment properties, net
   of applicable income tax provision                     473       7,797         --          --          8,270
                                                     ----------------------------------------------------------
Net income                                             14,372      10,171        332      (3,934)        20,941
                                                     ----------------------------------------------------------
Benefit for income taxes from operations                   --          --         --          (7)            (7)
                                                     ----------------------------------------------------------
Income from operations before taxes                  $ 14,372    $ 10,171    $   332     $(3,941)    $   20,934
                                                     ==========================================================
Total assets                                         $636,792    $253,541    $11,711     $73,315     $  975,359
                                                     ==========================================================
Investment in unconsolidated joint ventures          $129,852    $ 17,036    $ 6,765     $     2     $  153,655
                                                     ==========================================================


Reconciliation to Consolidated Revenues
---------------------------------------
                                                   Three Months Ended
                                                 -----------------------
                                                 March 31,     March 31,
                                                   2001          2000
                                                 ---------     ---------
Rental property revenues (100%)                   $34,410       $21,650
Effect of the recognition of rental
   revenues on a straight-line basis (100%)        1,246          1,068
Development income, management fees
   and leasing and other fees                      3,718          2,699
Residential lot and outparcel sales                2,388          1,978
Interest and other                                 1,595          1,258
                                                  ---------------------
Total consolidated revenues                       $43,357       $28,653
                                                  =====================

6.   SALE OF COLONIAL PLAZA MARKETCENTER
     -----------------------------------
         In February 2001, the Company sold Colonial Plaza MarketCenter, an approximately 480,000 square foot power center in Orlando, Florida, for $54.0 million which was approximately $10.8 million over the cost of the center. Including depreciation recapture of approximately $6.2 million, the net gain on the sale was approximately $17.0 million.

PART I.  FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for the Three Months Ended March 31, 2001 and 2000

Results of Operations:
----------------------

         Rental Property Revenues and Operating Expenses. Rental property revenues increased approximately $12,938,000 in 2001. Rental property revenues from the Company's office portfolio increased approximately $9,973,000. The December 2000 acquisitions of One Georgia Center and The Points at Waterview increased rental property revenues by approximately $1,773,000 and $1,099,000, respectively, in 2001. Four office buildings, 101 Second Street, 1900 Duke Street, 555 North Point Center East and 600 University Park, which becme partially operational in April 2000, October 2000, February 2000 and June 2000, respectively, contributed approximately $4,272,000, $578,000, $577,000 and $548,000, respectively, to the increase. Additionally, rental property revenues from 615 Peachtree Street increased approximately $156,000 in 2001 as the average economic occupancy increased from 80% in 2000 to 93% in 2001 and rental property revenues from Northside/Alpharetta II increased approximately $166,000 in 2001 as the average economic occupancy increased from 55% in 2000 to 66% in 2001.

         Rental property revenues from the Company's retail portfolio increased approximately $2,914,000 in 2001. Rental property revenues increased $1,774,000 and $1,719,000 from Mira Mesa MarketCenter and The Avenue of the Peninsula, respectively, both of which became partially operational for financial reporting purposes in May 2000. Rental property revenues also increased approximately $269,000 and $184,000 from The Avenue East Cobb and Salem Road Station, respectively, which became partially operational for financial reporting purposes in September 1999 and October 2000, respectively. Rental property revenues also increased $165,000 from Presidential MarketCenter as an additional phase of the center became partially operational in October 2000, and as the average economic occupancy of the original center increased from 85% in 2000 to 89% in 2001. The increase in rental property revenues was partially offset by the sales of Colonial Plaza MarketCenter in February 2001 and Laguna Niguel Promenade in March 2000, which decreased rental property revenues by approximately $626,000 and $595,000, respectively.

         Rental property operating expenses increased approximately $3,968,000 due to the aforementioned office buildings and retail centers becoming partially operational for financial reporting purposes and the aforementioned acquisitions of One Georgia Center and The Points at Waterview.

         Development Income. Development income increased approximately $462,000 in 2001. Development income increased approximately $327,000 from the third party development of the Turner Tower and approximately $117,000 from the third party development of the Arboretum. Additionally, development income increased approximately $152,000 from Cousins Stone LP. Effective March 1, 2001, the Company purchased the remaining 25% interest in Cousins Stone LP, at which point the Company consolidated the operations of Cousins Stone LP, which had previously been accounted for using the equity method of accounting and therefore recognized as joint venture income. Tenant construction fees of approximately $150,000 from the Crawford Long joint venture medical office building recognized in the first quarter of 2001 also contributed to the increase in development income. The increase was partially offset by a decrease in development income of approximately $210,000 from Charlotte Gateway Village, LLC, as construction of Gateway Village has been substantially completed, and a decrease of approximately $156,000 from 285 Venture, LLC, as construction of 1155 Perimeter Center West has been substantially completed.

         Management Fees. Management fees increased approximately $257,000 in 2001. The increase in management fees is mainly due to the aforementioned consolidation of Cousins Stone LP, which contributed approximately $304,000 to the increase. The increase was partially offset by a decrease in management fees recognized of approximately $165,000 due to the disposition of the medical office third party management division in October 2000.

         Leasing and Other Fees. Leasing and other fees increased approximately $300,000 in 2001. Leasing and other fees increased approximately $221,000 due to the aforementioned consolidation of Cousins Stone LP and approximately $122,000 from CSC Associates, L.P. due to subleasing of Bank of America Plaza. The increase was partially offset by a decrease of approximately $157,000 in leasing fees from Wildwood Associates.

         Residential Lot and Outparcel Sales and Cost of Sales. Residential lot and outparcel sales increased approximately $410,000 in 2001. The increase was partially due to an increase in residential lots sold from 29 lots in 2000 to 45 lots in 2001, which increased residential lot sales recognized by approximately $1,060,000. Partially offsetting the increase was an outparcel sale recognized by a subsidiary of CREC in 2000 totaling approximately $650,000, as compared to no outparcel sales in 2001.

         Residential lot and outparcel cost of sales increased approximately $445,000 in 2001. Residential lot cost of sales increased approximately $845,000 due to the aforementioned increase in the number of lots sold. The increase in cost of sales was less than the corresponding increase in sales due to an increase in 2001 of the gross profit percentages used to calculate the cost of sales on residential lot sales in certain of the residential developments. The increase in residential lot and outparcel cost of sales was partially offset by a decrease in outparcel cost of sales in 2001 of approximately $400,000 due to the aforementioned outparcel sale in 2000.

         Interest and Other Income. Interest and other income increased approximately $337,000 in 2001, mainly due to interest income recognized in 2001 from the additional interest income on the 650 Massachusetts Avenue mortgage notes (see Note 3 of "Notes to Consolidated Financial Statements" in the Company's Annual Report on Form 10-K for the year ended December 31, 2000).

         Income from Unconsolidated Joint Ventures. (All amounts reflect the Company's share of joint venture income.) Income from unconsolidated joint ventures increased approximately $1,628,000 in 2001.

         Income from Wildwood Associates increased approximately $385,000 in 2001. Income before depreciation, amortization and interest expense from the 3200 Windy Hill Road Building increased approximately $178,000 in 2001.

         Income from 285 Venture, LLC increased approximately $522,000 in 2001 as the average economic occupancy at 1155 Perimeter Center West increased from 18% in 2000 to 86% in 2001.

         Income from Cousins LORET, L.L.C. increased approximately $168,000 in 2001. The increase is mainly due to an increase in average economic occupancy at The Pinnacle from 88% in 2000 to 98% in 2001.

         Income from Temco Associates increased approximately $213,000 in 2001 due to profits recognized from 49 lot sales at the Bentwater residential development. The first quarter of 2001 was the first period in which profits from lot sales were recognized.

         Income from CP Venture LLC increased approximately $122,000 in 2001 as amortization expense at certain properties owned by CP Venture Two LLC decreased in 2001.

         Income from CSC Associates, L.P. increased approximately $109,000 in 2001. The increase in joint venture income is mainly due to an increase in average economic occupancy at Bank of America Plaza from 97% in 2000 to 100% in 2001.

         General and Administrative Expenses. General and administrative expenses increased approximately $1,557,000 in 2001. The increase was primarily attributable to the aforementioned consolidation of Cousins Stone LP. Additionally, costs capitalized to projects under development decreased due to a lower level of projects under development.

         Depreciation and Amortization. Depreciation and amortization increased approximately $4,151,000 in 2001 due to the aforementioned office buildings and retail centers becoming partially operational for financial reporting purposes and the aforementioned acquisitions of One Georgia Center and The Points at Waterview.

         Stock Appreciation Right Expense (Credit). Stock appreciation right expense decreased approximately $495,000 from an expense of $237,000 in 2000 to a credit of $258,000 in 2001. This non-cash item is primarily related to the Company's stock price, which was $27.9375 and $25.01 at December 31, 2000 and March 31, 2001, respectively; and $22.625 and $24.5417 at December 31, 1999 and March 31, 2000, respectively.

         Interest Expense. Interest expense increased approximately $6,674,000 in 2001. Interest expense before capitalization increased approximately $3,105,000 to $9,485,000 in 2001 from $6,380,000 in 2000 due to higher average debt levels. Also contributing to this increase was a decrease of approximately $3,569,000 in interest capitalized to projects under development (a reduction of interest expense) to $2,314,000 in 2001 from $5,883,000 in 2000 due to a lower level of projects under development in 2001.

         Property Taxes on Undeveloped Land. Property taxes on undeveloped land increased approximately $436,000 in 2001 due to the reversal in 2000 of estimated amounts accrued for anticipated reassessments of the Company's North Point and Wildwood land holdings. The final reassessments, after appeal, were lower than the anticipated reassessments and the accrual was reduced.

         Gain on Sale of Investment Properties. Gain on sale of investment properties increased approximately $10,053,000 in 2001. The 2001 gain included the following: ___ the February 2001 sale of Colonial Plaza MarketCenter ($17.0 million), the February 2001 disposition of leasehold interests in Summit Green ($.2 million) and the amortization of deferred gain from CP Venture LLC ($1.0 million). The 2000 gain included the following: the March 2000 sale of Laguna Niguel Promenade ($7.2 million) and the amortization of deferred gain from CP Venture LLC ($1.0 million).

Liquidity and Capital Resources:
--------------------------------

         Financial Condition. The Company's adjusted debt (including its pro rata share of unconsolidated joint venture debt) was 35% of total market capitalization at March 31, 2001. Adjusted debt is defined as the Company's debt and the Company's pro rata share of unconsolidated joint venture debt as disclosed in Note 4 of "Notes to Consolidated Financial Statements" in the Company's annual report on Form 10-K for the year ended December 31, 2000, excluding the Charlotte Gateway Village, LLC debt as it is fully exculpated debt which is supported by a long-term lease to Bank of America Corporation. The Company temporarily increased its $150 million credit facility to $225 million, which increase expires June 30, 2001. The Company had $176.2 million drawn on this credit facility as of March 31, 2001.

         The Company has development and acquisition projects in various planning stages. The Company currently intends to finance these projects, as well as the completion of projects currently under construction, using its existing credit facility (increasing the credit facility as required), long-term non-recourse financing on the Company's unleveraged projects, joint ventures, project sales and other financings as market conditions warrant. In September 1996, the Company filed a shelf registration statement with the Securities and Exchange Commission ("SEC") for the offering from time to time of up to $200 million of common stock, warrants to purchase common stock and debt securities, of which approximately $132 million remains available at March 31, 2001.

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

         Cash Flows. Net cash provided by operating activities increased approximately $7.7 million in 2001. Changes in other operating assets and liabilities increased approximately $4.2 million which contributed to the increase. Depreciation and amortization increased $4.3 million due to the aforementioned office buildings and retail centers becoming operational, as well as the acquisitions of One Georgia Center and The Points at Waterview, which also contributed to the increase in net cash provided by operating activities. Income from unconsolidated joint ventures increased approximately $1.6 million, which partially offset the increase in net cash provided by operating activities.

         Net cash used in investing activities decreased approximately $16.6 million in 2001. Net cash provided by sales activities increased approximately $28.1 million, which contributed to the decrease in net cash used in investing activities, due primarily to the sale of Colonial Plaza MarketCenter in February 2001. The decrease in net cash used in investing activities was partially offset by an increase of approximately $5.9 million in property acquisition and development expenditures, as a result of the Company having a higher level of expenditures in the first quarter of 2001 for projects under development. Investment in unconsolidated joint ventures increased approximately $2.5 million, which also partially offset the decrease in net cash used in investing activities. Contributions to CPI/FSP I, L.P. increased approximately $5.2 million and contributions to Crawford Long - CPI, LLC increased approximately $1.1 million in 2001. The increase in investment in unconsolidated joint ventures in 2001 was partially offset by a decrease in contributions to 285 Venture, LLC of approximately $3.6 million. Change in other assets, net, also decreased approximately $1.1 million, which further offset the aforementioned decreases in net cash used in investing activities. Net cash paid in acquisition of business, which resulted from the acquisition of the remaining 25% interest in Cousins Stone LP, further offset the decrease in net cash used in investing activities by $2.1 million.

         Net cash provided by financing activities decreased approximately $46.2 million in 2001 to net cash used in financing activities, which was primarily attributable to a decrease of approximately $42.8 million in the net amount drawn on the Company's credit facility. An increase in the dividends paid per share to $.34 in 2001 from $.30 in 2000 and an increase in the number of shares outstanding also contributed to the decrease as dividends paid increased approximately $2.3 million. Common stock sold, net of expenses, decreased by approximately $1.1 million, which further contributed to the decrease.

Quantitative and Qualitative Disclosure About Market Risk:
----------------------------------------------------------

         There have been no significant changes in the Company's market risk related to its notes payable and notes receivable from that disclosed in the Company's annual report on Form 10-K for the year ended December 31, 2000.

Supplemental Financial Information:
-----------------------------------

         Depreciation and amortization expense included the following components for the three months ended March 31, 2001 ($ in thousands):

                                                       Share of
                                                    Unconsolidated
                                           Company  Joint Ventures   Total
                                           -------  --------------  -------

     Furniture, fixtures and equipment     $   350     $   48       $   398
     Deferred financing costs                   --         --           --
     Goodwill and related business
       acquisition costs                       111         --           111
     Real estate related:
       Building (including tenant
         first generation)                   9,222      3,841        13,063
       Tenant second generation                868        189         1,057
                                           -------     ------       -------
                                           $10,551     $4,078       $14,629
                                           =======     ======       =======

         Exclusive of new developments and purchases of furniture, fixtures and equipment, the Company had the following capital expenditures during the three months ended March 31, 2001, including its share of unconsolidated joint ventures ($ in thousands):

                                                  Office    Retail     Total
                                                  ------    ------     -----

         Second generation related costs           $456      $138      $594
         Building improvements                      227        --       227
                                                   ----      ----      ----

                                                   $683      $138      $821
                                                   ====      ====      ====

PART II.  OTHER INFORMATION
---------------------------

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

          (a) The Company's Annual Meeting of Stockholders was held on May 1, 2001.

          (b)   Not applicable.

          (c)   The following proposals were adopted by the stockholders of the
                Company:

                (i)  The election of ten Directors.

                     The vote on the above was:

                                               For        Against    Abstained
                                            ----------    -------    ---------
                 Thomas D. Bell, Jr.        43,063,492       --       133,882
                 Richard W. Courts, II      43,093,132       --       104,242
                 Thomas G. Cousins          42,678,561       --       518,813
                 Lillian C. Giornelli       42,673,059       --       524,315
                 Terence C. Golden          43,060,492       --       136,882
                 Boone A. Knox              43,093,331       --       104,043
                 John J. Mack               43,092,927       --       104,447
                 Hugh L. McColl, Jr.        43,081,466       --       115,908
                 William Porter Payne       43,046,726       --       150,648
                 R. Dary Stone              43,060,193       --       137,181

                (ii) A proposal to approve an amendment to the 1999 Incentive
                     Stock Plan to increase the number of shares of common stock available under the 1999 Incentive Stock Plan by 1.1 million shares.

                     The vote on the above was:

                        For                 40,116,741
                        Against              2,924,193
                        Abstained              156,440

Item 6.   Reports on Form 8-K
          -------------------
          (b)  Reports on Form 8-K
               -------------------
               On March 9, 2001, the Company filed a Form 8-K detailing certain risk factors relating to the Company and its business.

                                   SIGNATURES
                                   ----------









Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               COUSINS PROPERTIES INCORPORATED
                               Registrant



                               /s/ Kelly H. Barrett
                               -------------------------------------------------
                               Kelly H. Barrett
                               Senior Vice President and Chief Financial Officer (Authorized Officer)
                               (Principal Accounting Officer)








May 11, 2001