Form 10-Q
period 2001-06-30
COUSINS PROPERTIES INC
filed 2001-08-14
CIK 25232

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended June 30, 2001                    Commission file number 0-3576






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


     At July 31, 2001, 49,737,288 shares of common stock of the Registrant were outstanding.

            COUSINS PROPERTIES INCORPORATED AND CONSOLIDATED ENTITIES
                           CONSOLIDATED BALANCE SHEETS
                     ($ in thousands, except share amounts)



                                                       June 30,     December 31,
                                                         2001           2000
                                                     -----------    ------------
                                                     (Unaudited)

ASSETS
PROPERTIES:
   Operating properties, net of accumulated
     depreciation of $84,343 as of June 30, 2001
     and $70,032 as of December 31, 2000 .........   $   766,276    $   772,359
   Land held for investment or future development         30,090         15,218
   Projects under construction ...................       102,959         93,870
   Residential lots under development ............         7,124          3,001
                                                     -----------    -----------

     Total properties ............................       906,449        884,448

CASH AND CASH EQUIVALENTS, at cost which
   approximates market ...........................         4,729          1,696

NOTES AND OTHER RECEIVABLES ......................        41,809         40,640

INVESTMENT IN UNCONSOLIDATED JOINT VENTURES ......       178,775        175,471

OTHER ASSETS .....................................        31,332         13,497
                                                     -----------    -----------
       TOTAL ASSETS ..............................   $ 1,163,094    $ 1,115,752
                                                     ===========    ===========

LIABILITIES AND STOCKHOLDERS' INVESTMENT

NOTES PAYABLE ....................................   $   518,882    $   485,085

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES .........        32,576         31,185

DEPOSITS AND DEFERRED INCOME .....................         2,131          2,538
                                                     -----------    -----------
       TOTAL LIABILITIES .........................       553,589        518,808
                                                     -----------    -----------
DEFERRED GAIN ....................................       109,813        111,858
                                                     -----------    -----------
MINORITY INTERESTS ...............................        26,512         30,619
                                                     -----------    -----------
COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS' INVESTMENT:
   Common stock, $1 par value, authorized
     150,000,000 shares; issued 49,705,788
     shares at June 30, 2001 and 49,364,477
     shares at December 31, 2000 .................        49,706         49,364
   Additional paid-in capital ....................       266,971        259,659
   Treasury stock at cost, 153,600 shares in
     2001 and 2000 ...............................        (4,990)        (4,990)
   Unearned compensation .........................        (4,043)        (4,690)
   Cumulative undistributed net income ...........       165,536        155,124
                                                     -----------    -----------
       TOTAL STOCKHOLDERS' INVESTMENT ............       473,180        454,467
                                                     -----------    -----------
       TOTAL LIABILITIES AND STOCKHOLDERS'
          INVESTMENT .............................   $ 1,163,094    $ 1,115,752
                                                     ===========    ===========





The accompanying notes are an integral part of these consolidated balance sheets.

            COUSINS PROPERTIES INCORPORATED AND CONSOLIDATED ENTITIES
                        CONSOLIDATED STATEMENTS OF INCOME
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)
                    (In thousands, except per share amounts)

                                            Three Months          Six Months
                                           Ended June 30,       Ended June 30,
                                         -----------------    -----------------
                                           2001      2000       2001      2000
                                         -------   -------    -------   -------
REVENUES:
   Rental property revenues ..........   $35,979   $27,531    $71,635   $50,249
   Development income ................     1,636     1,009      3,262     2,173
   Management fees ...................     1,974     1,237      3,445     2,451
   Leasing and other fees ............     1,669       794      2,290     1,115
   Residential lot and outparcel sales     1,519     3,932      3,907     5,910
   Interest and other ................     1,498     1,339      3,093     2,597
                                         -------   -------    -------   -------
                                          44,275    35,842     87,632    64,495
                                         -------   -------    -------   -------
INCOME FROM UNCONSOLIDATED JOINT
   VENTURES ..........................     5,640     4,407     11,145     8,284
                                         -------   -------    -------   -------
COSTS AND EXPENSES:
   Rental property operating expenses     10,480     7,962     21,094    14,608
   General and administrative expenses     6,841     4,916     12,942     9,460
   Depreciation and amortization .....    11,039     8,009     21,622    14,441
   Stock appreciation right expense
     (credit) ........................       122       129       (136)      366
   Residential lot and outparcel cost
     of sales ........................     1,354     3,613      3,353     5,167
   Interest expense ..................     6,550     2,998     13,721     3,495
   Property taxes on undeveloped land        173       191        341       (77)
   Other .............................     1,648       984      2,050     1,230
                                         -------   -------    -------   -------
                                          38,207    28,802     74,987    48,690
                                         -------   -------    -------   -------
INCOME FROM OPERATIONS BEFORE INCOME
   TAXES AND GAIN ON SALE OF
   INVESTMENT PROPERTIES .............    11,708    11,447     23,790    24,089

PROVISION (BENEFIT) FOR INCOME TAXES
   FROM OPERATIONS ...................       227      (117)      (713)     (124)
                                         -------   -------    -------   -------
INCOME BEFORE GAIN ON SALE OF
   INVESTMENT PROPERTIES .............    11,481    11,564     24,503    24,213

GAIN ON SALE OF INVESTMENT PROPERTIES,
   NET OF APPLICABLE INCOME TAX
   PROVISION .........................     1,077     1,575     19,422     9,867
                                         -------   -------    -------   -------
NET INCOME ...........................   $12,558   $13,139    $43,925   $34,080
                                         =======   =======    =======   =======

WEIGHTED AVERAGE SHARES ..............    49,256    48,538     49,178    48,448
                                         =======   =======    =======   =======
BASIC NET INCOME PER SHARE ...........   $   .25   $   .27    $   .89   $   .70
                                         =======   =======    =======   =======
DILUTED WEIGHTED AVERAGE SHARES ......    50,395    49,823     50,301    49,614
                                         =======   =======    =======   =======
DILUTED NET INCOME PER SHARE .........   $   .25   $   .27    $   .87   $   .69
                                         =======   =======    =======   =======
CASH DIVIDENDS DECLARED PER SHARE ....   $   .34   $   .30    $   .68   $   .60
                                         =======   =======    =======   =======

The accompanying notes are an integral part of these consolidated statements.

            COUSINS PROPERTIES INCORPORATED AND CONSOLIDATED ENTITIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)
                                ($ in thousands)





                                                       2001         2000
                                                     --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Income before gain on sale of investment
    properties ..................................    $ 24,503     $ 24,213
  Adjustments to reconcile income before gain
    on sale of investment properties to net
    cash provided by operating activities:
      Depreciation and amortization, net of
        minority interest's share ...............      21,526       13,846
      Amortization of unearned compensation .....         556         --
      Stock appreciation right expense (credit) .        (136)         366
      Cash charges to expense accrual for stock
        appreciation rights .....................        (373)        (299)
      Effect of recognizing rental revenues on
        a straight-line basis ...................      (1,597)      (1,432)
      Income from unconsolidated joint ventures .     (11,145)      (8,284)
      Operating distributions from unconsolidated
        joint ventures ..........................      14,777       18,369
      Residential lot and outparcel cost of sales       2,684        4,803
      Changes in other operating assets and
        liabilities:
          Change in other receivables ...........         402       (3,152)
          Change in accounts payable and accrued
            liabilities .........................      (2,608)         413
                                                     --------     --------
Net cash provided by operating activities .......      48,589       48,843
                                                     --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Gain on sale of investment properties, net
    of applicable income tax provision ..........      19,422        9,867
  Adjustments to reconcile gain on sale of
    investment properties to net cash provided
    by sales activities:
      Cost of sales .............................      35,674       17,510
      Deferred income recognized ................      (2,023)      (2,056)
      Non-cash gain on disposition of
        leasehold interests .....................        (236)        --
  Property acquisition and development
    expenditures ................................     (82,443)     (87,564)
  Investment in unconsolidated joint ventures,
    including interest capitalized to equity
    investments .................................     (18,723)     (10,348)
  Collection of notes receivable, net ...........         869        1,778
  Net cash paid in acquisition of business ......      (2,126)        --
  Change in other assets, net ...................      (3,999)      (2,299)
                                                     --------     --------
Net cash used in investing activities ...........     (53,585)     (73,112)
                                                     --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from credit facility .................     137,324      126,488
  Repayment of credit facility ..................    (131,781)    (164,893)
  Proceeds from other notes payable .............      31,000       89,944
  Dividends paid ................................     (33,513)     (29,029)
  Common stock sold, net of expenses ............       7,745        6,719
  Repayment of other notes payable ..............      (2,746)      (4,116)
                                                     --------     --------
Net cash provided by financing activities .......       8,029       25,113
                                                     --------     --------
NET INCREASE IN CASH AND CASH EQUIVALENTS .......       3,033          844
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD        1,696        1,473
                                                     --------     --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ......    $  4,729     $  2,317
                                                     ========     ========


The accompanying notes are an integral part of these consolidated statements.

            COUSINS PROPERTIES INCORPORATED AND CONSOLIDATED ENTITIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (UNAUDITED)





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

         Cousins has elected to be taxed as a real estate investment trust and intends to distribute 100% of its federal taxable income to stockholders, thereby eliminating any liability for future corporate federal income taxes. Therefore, the results included herein do not include a federal income tax provision for Cousins. However, CREC and its subsidiaries and CREC II and its subsidiaries are taxed separately from Cousins as regular corporations. Accordingly, the Consolidated Statements of Income include a provision (benefit) for CREC and CREC II's income taxes.

         The Consolidated Financial Statements were prepared by the Company without audit, but in the opinion of management reflect all adjustments necessary (which adjustments are of a normal and recurring nature) for the fair presentation of the Company's financial position as of June 30, 2001 and results of operations for the three and six month periods ended June 30, 2001 and 2000. Results of operations for the interim 2001 periods are not necessarily indicative of results expected for the full year. While certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, the Company believes that the disclosures herein are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000. The accounting policies employed are the same as those shown in Note 1 to the Consolidated Financial Statements included in such Form 10-K. On October 2, 2000, a 3-for-2 stock split effected in the form of a 50% stock dividend was awarded to stockholders of record on September 15, 2000. All prior period shares outstanding and per share amounts have been restated for the effect of the stock dividend.

         Certain 2000 amounts have been reclassified to conform with the 2001 presentation.



2.   SUPPLEMENTAL INFORMATION CONCERNING CASH FLOWS
---------------------------------------------------

         Interest (net of $4,730,000 and $9,657,000 capitalized in 2001 and 2000, respectively) and income taxes paid were as follows for the six months ended June 30, 2001 and 2000 ($ in thousands):

                                                  2001            2000
                                                  ----            ----

            Interest paid                        $14,242         $2,075
            Income taxes paid                    $   200         $2,841

         During the six months ended June 30, 2001, approximately $37,326,000 was transferred from Projects Under Construction to Operating Properties.

3.   NOTES PAYABLE AND INTEREST EXPENSE
---------------------------------------

         At June 30, 2001 and December 31, 2000, notes payable included the following ($ in thousands):

                                                 June 30, 2001                               December 31, 2000
                                     --------------------------------------       ---------------------------------------
                                                    Share of                                    Share of
                                                 Unconsolidated                               Unconsolidated
                                      Company    Joint Ventures      Total         Company     Joint Ventures      Total
                                     --------    --------------    --------       --------    ----------------   --------
Floating Rate Line
  of Credit and Construction
  Loans                              $179,839       $ 79,817       $259,656       $174,296        $ 70,309       $244,605
Other Debt
  (primarily non-recourse
    fixed rate mortgages)             339,043        183,694        522,737        310,789         185,983        496,772
                                     --------       --------       --------       --------        --------       --------
                                     $518,882       $263,511       $782,393       $485,085        $256,292       $741,377
                                     ========       ========       ========       ========        ========       ========

         For the three and six months ended June 30, 2001, interest expense was recorded as follows ($ in thousands):
                                             Three Months Ended                             Six Months Ended
                                                June 30, 2001                                 June 30, 2001
                                     ------------------------------------          ------------------------------------
                                                   Share of                                      Share of
                                                Unconsolidated                                Unconsolidated
                                     Company    Joint Ventures     Total           Company    Joint Ventures     Total
                                     -------    --------------    -------          -------    --------------    ------
     Interest Expensed               $6,550         $4,190        $10,740          $13,721        $8,472        $22,193
     Interest Capitalized             2,416            464          2,880            4,730           952          5,682
                                     ------         ------        -------          -------        ------        -------
                                     $8,966         $4,654        $13,620          $18,451        $9,424        $27,875
                                     ======         ======        =======          =======        ======        =======

         In May 2001, the Company completed the financing of Presidential MarketCenter. This $28 million non-recourse mortgage note payable has an interest rate of 7.65% and a maturity of May 2, 2011. Subsequent to June 30, 2001, the Company completed the financing of 600 University Park Place. This $14 million non-recourse mortgage note payable has an interest rate of 7.38% and a maturity of August 10, 2011.
         During the first six months of 2001, interest was capitalized related to the Company's and the Company's share of unconsolidated joint venture projects under construction which had an average balance of approximately $209 million.


4.  EARNINGS PER SHARE DATA
---------------------------

         Weighted average shares and diluted weighted average shares are as follows (in thousands):
                                        Three Months Ended     Six Months Ended
                                              June 30,              June 30,
                                        ------------------     ----------------
                                           2001      2000       2001      2000
                                          ------    ------     ------    ------

Weighted average shares                   49,256    48,538     49,178    48,448
Dilutive potential common shares           1,139     1,285      1,123     1,166
                                          ------    ------     ------    ------
Diluted weighted average shares           50,395    49,823     50,301    49,614
                                          ======    ======     ======    ======
Anti-dilutive options not included           901         4        901         4
                                          ======    ======     ======    ======

5.  RECENT ACCOUNTING PRONOUNCEMENTS
------------------------------------

         In July 2001, the Financial Accounting Standards Board issued Statement No. 141, "Business Combinations" ("SFAS 141") and Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 eliminates pooling of interest accounting and requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. SFAS 142 eliminates the amortization of goodwill and certain other intangible assets and requires that goodwill be evaluated for impairment by applying a fair value-based test. The Company will adopt the standard effective January 1, 2002 for previous acquisitions and June 30, 2001 for prospective acquisitions. Amortization of goodwill was approximately $180,000 and $291,000 in the three and six month 2001 periods, respectively.

6.  REPORTABLE SEGMENTS
-----------------------

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

         The management of the Company evaluates performance of its reportable segments based on Funds From Operations ("FFO"). The Company calculates its FFO using the National Association of Real Estate Investment Trusts definition of FFO adjusted to (i) eliminate the recognition of rental revenues on a straight-line basis, (ii) reflect stock appreciation right expense on a cash basis and (iii) recognize certain fee income as cash is received rather than when recognized in the financial statements. The Company believes its FFO presentation more properly reflects its operating results. The Company's reportable segments are broken down based on what type of product the division provides. The divisions are managed separately because each product they provide has separate and distinct development issues, leasing and/or sales strategies and management issues. The notations (100%) and (JV) used in the following tables indicate wholly owned and unconsolidated joint ventures, respectively, and all amounts are in thousands.



Three Months Ended                                    Office      Retail      Land      Unallocated
June 30, 2001                                        Division    Division   Division     and Other      Total
------------------                                   --------    --------   --------    -----------    -------

Rental property revenues (100%)                       $27,578      $7,976     $  --       $   90       $35,644
Rental property revenues (JV)                          16,899        604         --           --        17,503
Development income, management
   fees and leasing and other fees (100%)               4,896        275        108           --         5,279
Development income, management
   fees and leasing and other fees (JV)                    --         --         --           --             -
Other income (100%)                                        --         --      1,519        1,498         3,017
Other income (JV)                                          --         --        624            -           624
                                                      --------------------------------------------------------
         Total revenues                                49,373      8,855      2,251        1,588        62,067
                                                      --------------------------------------------------------
Rental property operating expenses (100%)               8,603      2,396         --           49        11,048
Rental property operating expenses (JV)                 4,992        173         --           --         5,165
Other expenses (100%)                                   3,954      1,696      1,697        9,569        16,916
Other expenses (JV)                                     3,399         65          1            -         3,465
                                                      --------------------------------------------------------
         Total expenses                                20,948      4,330      1,698        9,618        36,594
                                                      --------------------------------------------------------
Gain on sale of undepreciated investment properties        --         --         --           --            --
                                                      --------------------------------------------------------
Consolidated funds from operations                     28,425      4,525        553       (8,030)       25,473
                                                      --------------------------------------------------------
Depreciation and amortization (100%)                   (8,367)     (2,349)       --           (2)      (10,718)
Depreciation and amortization (JV)                     (3,793)      (216)        --           --        (4,009)
Effect of the recognition of rental
   revenues on a straight-line basis (100%)               335         --         --           --           335
Effect of the recognition of rental
   revenues on a straight-line basis (JV)                 152         --         --           --           152
Adjustment to reflect stock appreciation
   right expense on an accrual basis                       --         --         --          248           248
Gain on sale of investment properties, net
   of applicable income tax provision                     475        593          9           --         1,077
                                                      --------------------------------------------------------
Net income                                             17,227      2,553        562       (7,784)       12,558
                                                      --------------------------------------------------------
Provision for income taxes from operations                 --         --         --          227           227
                                                      --------------------------------------------------------
Income from operations before taxes                   $17,227      $2,553     $ 562       $(7,557)     $12,785
                                                      ========================================================





Six Months Ended                                      Office      Retail      Land      Unallocated
June 30, 2001                                        Division    Division   Division     and Other      Total
----------------                                     --------    --------   --------    -----------  ----------
Rental property revenues (100%)                      $ 53,124    $ 16,765    $    --     $   165     $   70,054
Rental property revenues (JV)                          35,783       1,202         --          --         36,985
Development income, management
   fees and leasing and other fees (100%)               8,092         731        174          --          8,997
Development income, management
   fees and leasing and other fees (JV)                 1,050          --         --          --          1,050
Other income (100%)                                        --          --      3,907       3,093          7,000
Other income (JV)                                          --          --        892          25            917
                                                     ----------------------------------------------------------
         Total revenues                                98,049      18,698      4,973       3,283        125,003
                                                     ----------------------------------------------------------
Rental property operating expenses (100%)              16,924       4,690         --          50         21,664
Rental property operating expenses (JV)                10,601         329         --          --         10,930
Other expenses (100%)                                   5,405       3,235      4,096      19,528         32,264
Other expenses (JV)                                     9,021         140         24          21          9,206
                                                     ----------------------------------------------------------
         Total expenses                                41,951       8,394      4,120      19,599         74,064
                                                     ----------------------------------------------------------
Gain on sale of undepreciated investment properties        --          --         --          --             --
                                                     ----------------------------------------------------------
Consolidated funds from operations                     56,098      10,304        853     (16,316)        50,939
                                                     ----------------------------------------------------------
Depreciation and amortization (100%)                  (16,073)     (4,779)        --          (3)       (20,855)
Depreciation and amortization (JV)                     (7,677)       (426)        --          --         (8,103)
Effect of the recognition of rental
   revenues on a straight-line basis (100%)             1,581          --         --          --          1,581
Effect of the recognition of rental
   revenues on a straight-line basis (JV)                 432          --         --          --            432
Adjustment to reflect stock appreciation
   right expense on an accrual basis                       --          --         --         509            509
Gain on sale of investment properties, net
   of applicable income tax provision                   1,185      18,228          9          --         19,422
                                                     ----------------------------------------------------------
Net income                                             35,546      23,327        862     (15,810)        43,925
                                                     ----------------------------------------------------------
Benefit for income taxes from operations                   --          --         --        (713)          (713)
                                                     ----------------------------------------------------------
Income from operations before taxes                  $ 35,546    $ 23,327    $   862     $(16,523)   $   43,212
                                                     ==========================================================
Total assets                                         $815,197    $260,934    $16,640     $70,323     $1,163,094
                                                     ==========================================================
Investment in unconsolidated joint ventures          $152,502    $ 16,988    $ 9,285     $     -     $  178,775
                                                     ==========================================================


Reconciliation to Consolidated Revenues
---------------------------------------
                                                   Three Months Ended                   Six Months Ended
                                                        June 30,                            June 30,
                                                 ----------------------              ---------------------
                                                   2001           2000                 2001          2000
                                                 -------        -------              -------       -------
Rental property revenues (100%)                  $35,644        $27,168              $70,054       $48,818
Effect of the recognition of rental
   revenues on a straight-line basis (100%)          335            363                1,581         1,431
Development income, management fees
   and leasing and other fees                      5,279          3,040                8,997         5,739
Residential lot and outparcel sales                1,519          3,932                3,907         5,910
Interest and other                                 1,498          1,339                3,093         2,597
                                                 ----------------------              ---------------------
Total consolidated revenues                      $44,275        $35,842              $87,632       $64,495
                                                 ======================              =====================



Three Months Ended                                    Office      Retail      Land      Unallocated
June 30, 2000                                        Division    Division   Division     and Other      Total
------------------                                   --------    --------   --------    -----------    -------

Rental property revenues (100%)                       $20,459      $6,693     $  --       $   16       $27,168
Rental property revenues (JV)                          16,097        582         --           --        16,679
Development income, management
   fees and leasing and other fees (100%)               2,844        125         71           --         3,040
Development income, management
   fees and leasing and other fees (JV)                 1,240         --         --           --         1,240
Other income (100%)                                        --        425      3,507        1,339         5,271
Other income (JV)                                          --         --         23            5            28
                                                      --------------------------------------------------------
         Total revenues                                40,640      7,825      3,601        1,360        53,426
                                                      --------------------------------------------------------
Rental property operating expenses (100%)               6,624      1,758         --            6         8,388
Rental property operating expenses (JV)                 4,561        154         --           --         4,715
Other expenses (100%)                                   3,324      2,127      3,642        3,716        12,809
Other expenses (JV)                                       770         --         20        4,035         4,825
                                                      --------------------------------------------------------
         Total expenses                                15,279      4,039      3,662        7,757        30,737
                                                      --------------------------------------------------------
Gain on sale of undepreciated investment properties        --         --        542           --           542
                                                      --------------------------------------------------------
Consolidated funds from operations                     25,361      3,786        481       (6,397)       23,231
                                                      --------------------------------------------------------
Depreciation and amortization (100%)                   (5,742)     (1,714)       --           --        (7,456)
Depreciation and amortization (JV)                     (3,671)      (201)        --           --        (3,872)
Effect of the recognition of rental
   revenues on a straight-line basis (100%)               363         --         --           --           363
Effect of the recognition of rental
   revenues on a straight-line basis (JV)                (128)        --         --           --          (128)
Adjustment to reflect stock appreciation
   right expense on an accrual basis                       --         --         --          (32)          (32)
Gain on sale of investment properties, net
   of applicable income tax provision                     455        578         --           --         1,033
                                                      --------------------------------------------------------
Net income                                             16,638      2,449        481       (6,429)       13,139
                                                      --------------------------------------------------------
Benefit for income taxes from operations                   --         --          -         (117)         (117)
                                                      --------------------------------------------------------
Income from operations before taxes                   $16,638      $2,449     $ 481       $(6,546)     $13,022
                                                      ========================================================





Six Months Ended                                      Office      Retail      Land      Unallocated
June 30, 2000                                        Division    Division   Division     and Other       Total
----------------                                     --------    --------   --------    -----------    --------

Rental property revenues (100%)                      $ 36,210    $ 12,568    $    --     $    40       $ 48,818
Rental property revenues (JV)                          31,900       1,141         --          --         33,041
Development income, management
   fees and leasing and other fees (100%)               5,409         224        106          --          5,739
Development income, management
   fees and leasing and other fees (JV)                 1,651          --         --          --          1,651
Other income (100%)                                        --       1,075      4,835       2,597          8,507
Other income (JV)                                          --          --         66          32             98
                                                     ----------------------------------------------------------
         Total revenues                                75,170      15,008      5,007       2,669         97,854
                                                     ----------------------------------------------------------
Rental property operating expenses (100%)              12,172       3,096         --          (1)        15,267
Rental property operating expenses (JV)                 8,849         287         --          --          9,136
Other expenses (100%)                                   6,575       4,318      4,727       4,277         19,897
Other expenses (JV)                                     1,064          --         31       8,082          9,177
                                                     ----------------------------------------------------------
         Total expenses                                28,660       7,701      4,758      12,358         53,477
                                                     ----------------------------------------------------------
Gain on sale of undepreciated investment properties        --          --        564          --            564
                                                     ----------------------------------------------------------
Consolidated funds from operations                     46,510       7,307        813      (9,689)        44,941
                                                     ----------------------------------------------------------
Depreciation and amortization (100%)                  (10,258)     (3,076)        --           -        (13,334)
Depreciation and amortization (JV)                     (7,423)       (392)        --          --         (7,815)
Effect of the recognition of rental
   revenues on a straight-line basis (100%)             1,431          --         --          --          1,431
Effect of the recognition of rental
   revenues on a straight-line basis (JV)                (378)         --         --          --           (378)
Adjustment to reflect stock appreciation
   right expense on an accrual basis                       --          --         --         (68)           (68)
Gain on sale of investment properties, net
   of applicable income tax provision                     905       8,398         --          --          9,303
                                                     ----------------------------------------------------------
Net income                                             30,787      12,237        813      (9,757)        34,080
                                                     ----------------------------------------------------------
Benefit for income taxes from operations                   --          --         --        (124)          (124)
                                                     ----------------------------------------------------------
Income from operations before taxes                  $ 30,787    $ 12,237    $   813     $(9,881)      $ 33,956
                                                     ==========================================================
Total assets                                         $657,243    $271,750    $ 9,371     $48,372       $986,736
                                                     ==========================================================
Investment in unconsolidated joint ventures          $130,033    $ 16,885    $ 5,082     $     -       $152,000
                                                     ==========================================================


PART I.  FINANCIAL INFORMATION
------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for the Three and Six Months Ended June 30, 2001 and 2000

Results of Operations:
----------------------

         Rental Property Revenues and Operating Expenses. Rental property revenues increased approximately $8,448,000 and $21,386,000 in the three and six month 2001 periods, respectively. Rental property revenues from the Company's office portfolio increased approximately $7,091,000 and $17,064,000 in the three and six month 2001 periods, respectively. The December 2000 acquisitions of One Georgia Center and The Points at Waterview increased rental property revenues by approximately $1,730,000 and $1,015,000, respectively, in the three month 2001 period and $3,514,000 and $2,115,000, respectively, in the six month 2001 period. Four office buildings, 101 Second Street, 1900 Duke Street, 555 North Point Center East and 600 University Park, which became partially operational in April 2000, October 2000, February 2000 and June 2000, respectively, contributed approximately $486,000, $823,000, $291,000 and $507,000, respectively, to the increase in the three month 2001 period and approximately $4,759,000, $1,401,000, $868,000 and $1,054,000, respectively, to the increase in the six month 2001 period. Additionally, rental property revenues from Inforum increased approximately $832,000 and $1,271,000 in the three and six month 2001 periods, respectively, as the average economic occupancy increased from 84% for the six month 2000 period to 98% for the six month 2001 period. Rental property revenues increased approximately $481,000 and $541,000 in the three and six month 2001 periods, respectively, from AT&T Wireless Services Headquarters. Furthermore, rental property revenues increased approximately $192,000 in both the three and six month 2001 periods from Cerritos Corporate Center - Phase II, which became fully operational for financial reporting purposes in June 2001. Rental property revenues from 615 Peachtree Street increased approximately $302,000 in the six month 2001 period as the average economic occupancy increased from 78% in 2000 to 94% in 2001, and rental property revenues from Northside/Alpharetta II increased approximately $287,000 in the six month 2001 period as the average economic occupancy increased from 56% in 2000 to 68% in 2001.

         Rental property revenues from the Company's retail portfolio increased approximately $1,283,000 and $4,197,000 in the three and six month 2001 periods, respectively. Rental property revenues increased approximately $1,274,000 and $3,048,000 in the three and six month 2001 periods, respectively, from Mira Mesa MarketCenter, and approximately $829,000 and $2,549,000 in the three and six month 2001 periods, respectively, from The Avenue of the Peninsula, both of which became partially operational for financial reporting purposes in May 2000. Rental property revenues increased approximately $422,000 in both the three and six month 2001 periods from The Avenue Peachtree City, which became partially operational for financial reporting purposes in April 2001. Rental property revenues increased approximately $201,000 and $470,000 in the three and six month 2001 periods, respectively, from The Avenue East Cobb, and approximately $186,000 and $370,000 in the three and six month 2001 periods, respectively, from Salem Road Station, which properties became partially operational for financial reporting purposes in September 1999 and October 2000, respectively. Rental property revenues also increased approximately $303,000 in the six month 2001 period from Presidential MarketCenter as an additional phase of the center became partially operational in October 2000, and as the average economic occupancy of the original center increased from 89% in 2000 to 92% in 2001.
The increase in rental property revenues was partially offset by the sale of Colonial Plaza MarketCenter in February 2001, which decreased rental property revenues by approximately $1,773,000 and $2,400,000 in the three and six month 2001 periods, respectively. Additionally, the sale of Laguna Niguel Promenade in March 2000 decreased rental property revenues by approximately $595,000 in the six month 2001 period.

         Rental property operating expenses increased approximately $2,518,000 and $6,486,000 in the three and six month periods, respectively, due to the aforementioned office buildings and retail centers becoming partially operational for financial reporting purposes and the aforementioned acquisitions of One Georgia Center and The Points at Waterview.

         Development Income. Development income increased approximately $627,000 and $1,089,000 in the three and six month 2001 periods, respectively. Development income increased approximately $82,000 and $409,000 in the three and six month 2001 periods, respectively, from the third party development of the Turner Tower and approximately $88,000 and $204,000 in the three and six month 2001 periods, respectively, from the third party development of The Arboretum. Additionally, development income increased approximately $697,000 and $921,000 in the three and six month 2001 periods, respectively, from Cousins Properties Services LP ("CPS," formerly Cousins Stone LP until name was changed effective August 6, 2001). Effective March 1, 2001, the Company purchased the remaining 25% interest in CPS, at which point the Company consolidated the operations of CPS, which had previously been accounted for using the equity method of accounting and therefore recognized as joint venture income. Tenant construction fees of approximately $75,000 and $225,000 in the three and six month 2001 periods, respectively, from the Crawford Long joint venture medical office building also contributed to the increase in development income. The increase was partially offset by a decrease in development income of approximately $183,000 and $392,000 in the three and six month 2001 periods, respectively, from Charlotte Gateway Village, LLC, as construction of Gateway Village has been substantially completed, and a decrease of approximately $82,000 and $238,000 in the three and six month 2001 periods, respectively, from 285 Venture, LLC, as construction of 1155 Perimeter Center West has been substantially completed.

         Management Fees. Management fees increased approximately $737,000 and $994,000 in the three and six month 2001 periods, respectively. The increase in management fees was mainly due to the aforementioned consolidation of CPS, which contributed approximately $786,000 and $1,090,000 to the increase in the three and six month 2001 periods, respectively. The increase was partially offset by a decrease in management fees of approximately $189,000 and $354,000 in the three and six month 2001 periods, respectively, due to the disposition of the medical office third party management division in October 2000.



         Leasing and Other Fees. Leasing and other fees increased approximately $875,000 and $1,175,000 in the three and six month 2001 periods, respectively. Leasing and other fees increased approximately $1,146,000 and $1,367,000 in the three and six month 2001 periods, respectively, due to the aforementioned consolidation of CPS. The increase was partially offset by a decrease of approximately $367,000 and $405,000 in the three and six month 2001 periods, respectively, from the aforementioned disposition of the medical office third party management division in October 2000. This division recognized a fee of approximately $330,000 in the second quarter of 2000 for representing the owners of a third party managed property in the sale of that property.

         Residential Lot and Outparcel Sales and Cost of Sales. Residential lot and outparcel sales decreased approximately $2,413,000 and $2,003,000 in the three and six month 2001 periods, respectively. The decrease in the three month 2001 period was partially due to a decrease in residential lots sold from 86 lots in 2000 to 30 lots in 2001, which decreased residential lot sales by approximately $1,988,000. A subsidiary of CREC recognized one outparcel sale of approximately $425,000 in the second quarter of 2000, as compared to none in 2001, which further contributed to the decrease in residential lot and outparcel sales. The decrease in the six month 2001 period was also partially due to a decrease in residential lots sold from 115 lots in 2000 to 75 lots in 2001, which decreased residential lot sales by approximately $928,000. Also contributing to the decrease were two outparcel sales recognized by a subsidiary of CREC in 2000 totaling approximately $1,075,000, as compared to no outparcel sales in 2001.

         Residential lot and outparcel cost of sales decreased approximately $2,259,000 and $1,814,000 in the three and six month 2001 periods, respectively. Residential lot cost of sales decreased approximately $1,933,000 and $1,082,000 in the three and six month 2001 periods, respectively, due to the aforementioned decrease in the number of lots sold. The decrease in cost of sales was greater than the corresponding decrease in sales in the six month 2001 period due to an increase in the gross profit percentages used to calculate the cost of sales on residential lot sales in certain of the residential developments. The decrease in residential lot and outparcel cost of sales was also due to a decrease in outparcel cost of sales of approximately $326,000 and $732,000 in the three and six month 2001 periods, respectively, due to the aforementioned outparcel sales in 2000.

         Interest and Other Income. Interest and other income increased approximately $159,000 and $496,000 in the three and six month 2001 periods, respectively. Approximately $327,000 and $654,000 of the increase in the three and six month 2001 periods, respectively, was due to interest income recognized in 2001 from the additional interest income on the 650 Massachusetts Avenue mortgage notes (see Note 3 of "Notes to Consolidated Financial Statements" in the Company's Annual Report on Form 10-K for the year ended December 31, 2000). The increase was partially offset by a decrease of approximately $122,000 in both the three and six month 2001 periods due primarily to interest income recognized on the proceeds from the sale of Laguna Niguel Promenade in March 2000, which were placed in escrow pending reinvestment.

         Income from Unconsolidated Joint Ventures. (All amounts reflect the Company's share of joint venture income.) Income from unconsolidated joint ventures increased approximately $1,233,000 and $2,861,000 in the three and six month 2001 periods, respectively.

         Income from Wildwood Associates increased approximately $398,000 and $783,000 in the three and six month 2001 periods, respectively. Income before depreciation, amortization and interest expense from the 3200 Windy Hill Road Building increased approximately $176,000 and $352,000 in the three and six month 2001 periods, respectively, due to the renewal at a higher rate of a significant tenant's lease. Additionally, income before depreciation, amortization and interest expense from the 2300 Windy Ridge Parkway Building increased by approximately $106,000 in the six month 2001 period, as average economic occupancy increased from 99% in 2000 to 100% in 2001. Interest expense decreased approximately $107,000 in the six month 2001 period due to reduced mortgage note payable balances.

         Income from 285 Venture, LLC increased approximately $378,000 and $899,000 in the three and six month 2001 periods, respectively, as the average economic occupancy at 1155 Perimeter Center West increased from 18% for the six month 2000 period to 87% for the six month 2001 period.

         Income from Cousins LORET, L.L.C. increased approximately $101,000 and $268,000 in the three and six month 2001 periods, respectively. The increase was mainly due to an increase in average economic occupancy at The Pinnacle from 89% for the six month 2000 period to 98% for the six month 2001 period.

         Income from Temco Associates increased approximately $620,000 and $833,000 in the three and six month 2001 periods, respectively, partially due to profits recognized from 130 lot sales at the Bentwater residential development. The first quarter of 2001 was the first period in which profits from lot sales were recognized. Additionally, approximately 85 acres of land were sold for a gross profit of approximately $360,000 in the three month 2001 period as compared to no land sales in the same period of 2000.

         Income from Charlotte Gateway Village, LLC increased approximately $97,000 and $188,000 in the three and six month 2001 periods, respectively, due to the Company recognizing its 11.46% preferred return on its equity beginning in the third quarter of 2000.

         Income from CPS decreased approximately $470,000 and $434,000 in the three and six month 2001 periods, respectively, due to the aforementioned consolidation of Cousins Stone LP on March 1, 2001.

         General and Administrative Expenses. General and administrative expenses increased approximately $1,925,000 and $3,482,000 in the three and six month 2001 periods, respectively. The increase was partially attributable to the aforementioned consolidation of CPS. Also partially contributing to the increase in general and administrative expenses was a decrease in general and administrative expenses capitalized to projects under development due to a lower level of projects under development in 2001.

         Depreciation and Amortization. Depreciation and amortization increased approximately $3,030,000 and $7,181,000 in the three and six month 2001 periods, respectively, due to the aforementioned office buildings and retail centers becoming partially operational for financial reporting purposes and the aforementioned acquisitions of One Georgia Center and The Points at Waterview.

         Stock Appreciation Right Expense (Credit). Stock appreciation right expense decreased approximately $502,000 from an expense of $366,000 in the six month 2000 period to a credit of $136,000 in the six month 2001 period. This non-cash item is primarily related to the Company's stock price, which was $27.9375, $25.01 and $26.85 at December 31, 2000, March 31, 2001 and June 30,
2001, respectively; and $22.625, $24.5417 and $25.667 at December 31, 1999,
March 31, 2000 and June 30, 2000, respectively.

         Interest Expense. Interest expense increased approximately $3,552,000 and $10,226,000 in the three and six month 2001 periods, respectively.
Interest expense before capitalization increased to approximately $8,966,000 and $18,451,000 in the three and six month 2001 periods, respectively, from approximately $6,772,000 and $13,152,000 in the three and six month 2000 periods, respectively, due to higher average debt levels. Also contributing to this increase in interest expense was a decrease of approximately $1,358,000 and $4,927,000 in the three and six month periods, respectively, in interest capitalized to projects under development (a reduction of interest expense) to approximately $2,416,000 and $4,730,000 in the three and six month 2001 periods, respectively, from approximately $3,774,000 and $9,657,000 in the three and six month 2000 periods, respectively, due to a lower level of projects under development in 2001.

         Property Taxes on Undeveloped Land. Property taxes on undeveloped land increased approximately $418,000 in the six month 2001 period due to the reversal in 2000 of estimated amounts accrued for anticipated reassessments of the Company's North Point and Wildwood land holdings. The final reassessments, after appeal, were lower than the anticipated reassessments, and the accrual was reduced.

         Other Expense. Other expense increased approximately $664,000 and $820,000 in the three and six month 2001 periods, respectively. The increase was partially due to increased minority interest expense of approximately $447,000 and $431,000 in the three and six month 2001 periods, respectively, mainly due to the minority interest's current cash flow participation in 101 Second Street, which became partially operational for financial reporting purposes in April 2000. Additionally, predevelopment expense increased approximately $217,000 and $389,000 in the three and six month 2001 periods, respectively.

         Gain on Sale of Investment Properties. Gain on sale of investment properties decreased approximately $498,000 in the three month 2001 period and increased approximately $9,555,000 in the six month 2001 period. The 2001 gain included the following: the February 2001 sale of Colonial Plaza MarketCenter ($17.0 million), the February 2001 disposition of leasehold interests in Summit Green ($.2 million) and the amortization of deferred gain from CP Venture LLC ($2.2 million). The 2000 gain included the following: the March 2000 sale of Laguna Niguel Promenade ($7.2 million), the April 2000 sale of a tract of land at North Point ($.6 million) and the amortization of deferred gain from CP Venture LLC ($2.1 million).

Liquidity and Capital Resources:
--------------------------------

         Financial Condition. The Company's adjusted debt (including its pro rata share of unconsolidated joint venture debt) was 35% of total market capitalization at June 30, 2001. Adjusted debt is defined as the Company's debt and the Company's pro rata share of unconsolidated joint venture debt as disclosed in Note 4 of "Notes to Consolidated Financial Statements" in the Company's annual report on Form 10-K for the year ended December 31, 2000, excluding the Charlotte Gateway Village, LLC debt as it is fully exculpated debt which is supported by a long-term lease to Bank of America Corporation. The Company temporarily increased its $150 million credit facility to $225 million, which increase expires August 31, 2001. The Company had $179.8 million drawn on this credit facility as of June 30, 2001.

         The Company has development and acquisition projects in various planning stages. The Company currently intends to finance these projects, as well as the completion of projects currently under construction, using its existing credit facility (increasing the credit facility as required), long-term non-recourse financing on the Company's unleveraged projects, joint ventures, project sales and other financings as market conditions warrant. In September 1996, the Company filed a shelf registration statement with the Securities and Exchange Commission ("SEC") for the offering from time to time of up to $200 million of common stock, warrants to purchase common stock and debt securities, of which approximately $132 million remains available at June 30, 2001.

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

         Cash Flows. Net cash provided by operating activities decreased approximately $.3 million in 2001. Operating distributions from unconsolidated joint ventures decreased approximately $3.6 million, which contributed to the decrease in net cash provided by operating activities. Operating distributions decreased approximately $2.9 million from Wildwood Associates, $1.8 million from Temco Associates and $1.4 million from CPS. Partially offsetting the decrease in operating distributions was an increase in operating distributions from 285 Venture, LLC of approximately $1.2 million and CSC Associates, L.P. of approximately $.9 million. Income from unconsolidated joint ventures increased approximately $2.9 million, which also contributed to the decrease in net cash provided by operating activities. Further contributing to the decrease in net cash provided by operating activities was a decrease in residential lot and outparcel cost of sales of approximately $2.1 million. Depreciation and amortization increased approximately $7.7 million due to the aforementioned office buildings and retail centers becoming operational, as well as the acquisitions of One Georgia Center and The Points at Waterview, which partially offset the decrease in net cash provided by operating activities.

         Net cash used in investing activities decreased approximately $19.5 million in 2001. Net cash provided by sales activities increased approximately $27.5 million, which contributed to the decrease in net cash used in investing activities, due primarily to the sale of Colonial Plaza MarketCenter in February 2001. The decrease in net cash used in investing activities was also partially due to a decrease of approximately $5.1 million in property acquisition and development expenditures, as a result of the Company having a lower level of projects under development. Investment in unconsolidated joint ventures increased approximately $8.4 million, which partially offset the decrease in net cash used in investing activities. Contributions to CPI/FSP I, L.P. increased approximately $9.3 million and contributions to Crawford Long - CPI, LLC increased approximately $6.0 million in 2001. The increase in investment in unconsolidated joint ventures was partially offset by a decrease in contributions to 285 Venture, LLC of approximately $6.9 million. Change in other assets, net, also increased approximately $1.7 million, which further offset the aforementioned decrease in net cash used in investing activities. Net cash paid in acquisition of business, which resulted from the acquisition of the remaining 25% interest in CPS, further offset the decrease in net cash used in investing activities by approximately $2.1 million.

         Net cash provided by financing activities decreased approximately $17.1 million in 2001, which was primarily attributable to a decrease of approximately $58.9 million in proceeds from other notes payable. The Company completed the $90 million financing of 101 Second Street in April 2000, as compared to the $28 million financing of Presidential MarketCenter completed in May 2001. An increase in the dividends paid per share to $.34 in 2001 from $.30 in 2000 and an increase in the number of shares outstanding also contributed to the decrease in net cash provided by financing activities, as dividends paid increased approximately $4.5 million. Partially offsetting the decrease was an increase of approximately $43.9 million in the net amount drawn on the Company's credit facility. Common stock sold, net of expenses, increased by approximately $1.0 million and repayment of other notes payable decreased by approximately $1.4 million, both of which further partially offset the decrease in net cash provided by financing activities.

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

Supplemental Financial Information:
-----------------------------------

         Depreciation and amortization expense included the following components for the three and six months ended June 30, 2001 ($ in thousands):

                                               Three Months Ended                        Six Months Ended
                                                 June 30, 2001                            June 30, 2001
                                       -----------------------------------      -----------------------------------
                                                    Share of                                 Share of
                                                 Unconsolidated                           Unconsolidated
                                       Company   Joint Ventures     Total       Company   Joint Ventures     Total
                                       -------   --------------    -------      -------   --------------    -------

Furniture, fixtures and equipment      $   323       $   --        $   323      $   673       $   48        $   721
Deferred financing costs                   --            1               1           --            1              1
Goodwill and related business
   acquisition costs                      197           --             197          308           --            308
Real estate related:
   Building (including tenant
     first generation)                  9,673        3,756          13,429       18,895        7,597         26,492
   Tenant second generation               915          186           1,101        1,783          375          2,158
                                      -------       ------         -------      -------       ------        -------
                                      $11,108       $3,943         $15,051      $21,659       $8,021        $29,680
                                      =======       ======         =======      =======       ======        =======



         Exclusive of new developments and purchases of furniture, fixtures and equipment, the Company had the following capital expenditures during the three and six months ended June 30, 2001, including its share of unconsolidated joint ventures ($ in thousands):

                                                  Three Months Ended                   Six Months Ended
                                                     June 30, 2001                       June 30, 2001
                                            ----------------------------         -----------------------------
                                            Office     Retail      Total         Office      Retail      Total
                                            ------     ------     ------         ------      ------      -----

         Second generation related costs    $  591      $96       $  687         $1,048       $233      $1,281
         Building improvements                 999        1        1,000          1,226          1       1,227
                                            ------      ---       ------         ------       ----      ------
                                            $1,590      $97       $1,687         $2,274       $234      $2,508
                                            ======      ===       ======         ======       ====      ======

PART II.  OTHER INFORMATION

Item 6.           Reports on Form 8-K

                  (b)      Reports on Form 8-K

                           There have been no reports on Form 8-K filed by the Registrant during the quarter ended June 30, 2001.

                                   SIGNATURES









Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              COUSINS PROPERTIES INCORPORATED
                              Registrant



                              /s/ Kelly H. Barrett
                              --------------------------------------------
                              Kelly H. Barrett
                              Senior Vice President and Chief Financial Officer (Authorized Officer)
                              (Principal Financial and Accounting Officer)








August 14, 2001