Form 10-Q
period 2001-09-30
COUSINS PROPERTIES INC
filed 2001-11-14
CIK 25232

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended September 30, 2001              Commission file number 0-3576






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


     At October 31, 2001, 49,887,967 shares of common stock of the Registrant were outstanding.

            COUSINS PROPERTIES INCORPORATED AND CONSOLIDATED ENTITIES
                           CONSOLIDATED BALANCE SHEETS
                     ($ in thousands, except share amounts)



                                                     September 30,  December 31,
                                                         2001          2000
                                                     -------------  ------------
                                                      (Unaudited)

ASSETS
------
PROPERTIES:
   Operating properties, net of accumulated
     depreciation of $94,984 as of September 30,
     2001 and $70,032 as of December 31, 2000         $  766,232     $  772,359
   Land held for investment or future development         33,407         15,218
   Projects under construction                           116,376         93,870
   Residential lots under development                      7,785          3,001
                                                      ----------     ----------
     Total properties                                    923,800        884,448

CASH AND CASH EQUIVALENTS, at cost which
   approximates market                                       500          1,696

NOTES AND OTHER RECEIVABLES                               40,824         40,640

INVESTMENT IN UNCONSOLIDATED JOINT VENTURES              187,860        175,471

OTHER ASSETS                                              35,380         13,497
                                                      ----------     ----------
       TOTAL ASSETS                                   $1,188,364     $1,115,752
                                                      ==========     ==========

LIABILITIES AND STOCKHOLDERS' INVESTMENT
----------------------------------------

NOTES PAYABLE                                         $  559,399     $  485,085

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES                  29,462         31,185

DEPOSITS AND DEFERRED INCOME                               2,522          2,538
                                                      ----------     ----------
       TOTAL LIABILITIES                                 591,383        518,808
                                                      ----------     ----------
DEFERRED GAIN                                            108,736        111,858
                                                      ----------     ----------
MINORITY INTERESTS                                        26,616         30,619
                                                      ----------     ----------
COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS' INVESTMENT:
   Common stock, $1 par value, authorized
     150,000,000 shares; issued 49,882,479
     shares at September 30, 2001 and 49,364,477
     shares at December 31, 2000                          49,882         49,364
   Additional paid-in capital                            270,959        259,659
   Treasury stock, at cost, 681,000 shares in 2001
     and 153,600 shares in 2000                          (17,465)        (4,990)
   Unearned compensation                                  (3,812)        (4,690)
   Cumulative undistributed net income                   162,065        155,124
                                                      ----------     ----------
       TOTAL STOCKHOLDERS' INVESTMENT                    461,629        454,467
                                                      ----------     ----------
       TOTAL LIABILITIES AND STOCKHOLDERS' INVESTMENT $1,188,364     $1,115,752
                                                      ==========     ==========





The accompanying notes are an integral part of these consolidated balance sheets.

            COUSINS PROPERTIES INCORPORATED AND CONSOLIDATED ENTITIES
                        CONSOLIDATED STATEMENTS OF INCOME
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)
                    (In thousands, except per share amounts)

                                       Three Months Ended    Nine Months Ended
                                          September 30,         September 30,
                                       ------------------    ------------------
                                          2001      2000       2001      2000
                                        -------   -------    --------  --------
REVENUES:
  Rental property revenues ...........  $37,064   $30,216    $108,177  $ 80,465
  Development income .................    1,715     1,048       4,977     3,221
  Management fees ....................    2,104     1,219       5,549     3,670
  Leasing and other fees .............    1,413       139       3,703     1,254
  Residential lot and outparcel sales     1,653     3,011       5,560     8,921
  Interest and other .................    1,408     1,702       4,532     4,299
                                        -------   -------    --------  --------
                                         45,357    37,335     132,498   101,830
                                        -------   -------    --------  --------
INCOME FROM UNCONSOLIDATED JOINT
  VENTURES ...........................    5,804     5,360      16,949    13,644
                                        -------   -------    --------  --------
COSTS AND EXPENSES:
  Rental property operating expenses .   11,276     8,340      31,957    22,948
  General and administrative expenses     7,266     4,915      20,129    14,375
  Depreciation and amortization ......   11,242     8,711      32,864    23,152
  Stock appreciation right (credit)
    expense ..........................     (128)      318        (265)      684
  Residential lot and outparcel cost
    of sales .........................    1,464     2,102       4,817     7,269
  Interest expense ...................    6,845     4,474      20,566     7,969
  Property taxes on undeveloped land .      140       254         481       177
  Other ..............................    1,011     1,534       3,063     2,764
                                        -------   -------    --------  --------
                                         39,116    30,648     113,612    79,338
                                        -------   -------    --------  --------
INCOME FROM OPERATIONS BEFORE INCOME
   TAXES AND GAIN ON SALE OF
   INVESTMENT PROPERTIES .............   12,045    12,047      35,835    36,136

(BENEFIT) PROVISION FOR INCOME TAXES
  FROM OPERATIONS ....................     (311)     (621)     (1,024)     (745)
                                        -------   -------    --------  --------
INCOME BEFORE GAIN ON SALE OF
   INVESTMENT PROPERTIES .............   12,356    12,668      36,859    36,881

GAIN ON SALE OF INVESTMENT PROPERTIES,
   NET OF APPLICABLE INCOME TAX
   PROVISION .........................    1,031     1,028      20,453    10,895
                                        -------   -------    --------  --------
NET INCOME ...........................  $13,387   $13,696    $ 57,312  $ 47,776
                                        =======   =======    ========  ========

WEIGHTED AVERAGE SHARES ..............   49,386    48,688      49,248    48,529
                                        =======   =======    ========  ========
BASIC NET INCOME PER SHARE ...........  $   .27   $   .28    $   1.16  $    .98
                                        =======   =======    ========  ========
DILUTED WEIGHTED AVERAGE SHARES ......   50,445    50,100      50,349    49,741
                                        =======   =======    ========  ========
DILUTED NET INCOME PER SHARE .........  $   .27   $   .27    $   1.14  $    .96
                                        =======   =======    ========  ========
CASH DIVIDENDS DECLARED PER SHARE ....  $   .34   $   .30    $   1.02  $    .90
                                        =======   =======    ========  ========

The accompanying notes are an integral part of these consolidated statements.

            COUSINS PROPERTIES INCORPORATED AND CONSOLIDATED ENTITIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)
                                ($ in thousands)



                                                         2001           2000
                                                       --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Income before gain on sale of investment
    properties ..................................      $ 36,859       $ 36,881
  Adjustments to reconcile income before gain
    on sale of investment properties to net
    cash provided by operating activities:
      Depreciation and amortization, net of
        minority interest's share ...............        32,768         22,236
      Amortization of unearned compensation .....           787             --
      Stock appreciation right (credit) expense .          (265)           684
      Cash charges to expense accrual for stock
        appreciation rights .....................          (389)          (435)
      Effect of recognizing rental revenues on
        a straight-line basis ...................        (2,005)        (1,806)
      Income from unconsolidated joint ventures .       (16,949)       (13,644)
      Operating distributions from unconsolidated
        joint ventures ..........................        18,916         24,080
      Residential lot and outparcel cost of sales         3,719          6,587
      Change in other operating assets and
        liabilities:
          Change in other receivables ...........           728           (993)
          Change in accounts payable and accrued
            liabilities .........................        (4,547)         9,298
                                                       --------       --------
Net cash provided by operating activities .......        69,622         82,888
                                                       --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Gain on sale of investment properties, net
    of applicable income tax provision ..........        20,453         10,895
  Adjustments to reconcile gain on sale of
    investment properties to net cash
    provided by sales activities:
      Cost of sales .............................        35,910         17,510
      Deferred income recognized ................        (3,095)        (3,084)
      Non-cash gain on disposition of
        leasehold interests .....................          (236)            --
  Property acquisition and development
    expenditures ................................      (112,142)      (127,089)
  Investment in unconsolidated joint ventures,
    including interest capitalized to equity
    investments .................................       (26,379)       (26,369)
  Collection of notes receivable, net ...........         1,934          1,761
  Net cash paid in acquisition of business ......        (2,126)            --
  Change in other assets, net ...................        (8,514)        (3,897)
                                                       --------       --------
Net cash used in investing activities ...........       (94,195)      (130,273)
                                                       --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from credit facility .................       209,493        194,284
  Repayment of credit facility ..................      (175,961)      (262,347)
  Proceeds from other notes payable .............        45,000        154,500
  Dividends paid ................................       (50,371)       (43,619)
  Common stock sold, net of expenses ............        11,909         10,558
  Common stock repurchases ......................       (12,475)            --
  Repayment of other notes payable ..............        (4,218)        (5,902)
                                                       --------       --------
Net cash provided by financing activities .......        23,377         47,474
                                                       --------       --------
NET (DECREASE) INCREASE IN CASH AND CASH
  EQUIVALENTS ...................................        (1,196)            89
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD          1,696          1,473
                                                       --------       --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ......      $    500       $  1,562
                                                       ========       ========


The accompanying notes are an integral part of these consolidated statements.

            COUSINS PROPERTIES INCORPORATED AND CONSOLIDATED ENTITIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)





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

         The Consolidated Financial Statements were prepared by the Company without audit, but in the opinion of management reflect all adjustments necessary (which adjustments are of a normal and recurring nature) for the fair presentation of the Company's financial position as of September 30, 2001 and results of operations for the three and nine month periods ended September 30, 2001 and 2000. Results of operations for the interim 2001 periods are not necessarily indicative of results expected for the full year. While certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, the Company believes that the disclosures herein are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000. The accounting policies employed are the same as those shown in Note 1 to the Consolidated Financial Statements included in such Form 10-K. On October 2, 2000, a 3-for-2 stock split effected in the form of a 50% stock dividend was awarded to stockholders of record on September 15, 2000. All prior period shares outstanding and per share amounts have been restated for the effect of the stock dividend.

         Certain 2000 amounts have been reclassified to conform with the 2001 presentation.



2.   SUPPLEMENTAL INFORMATION CONCERNING CASH FLOWS
---------------------------------------------------

         Interest (net of $7,129,000 and $12,647,000 capitalized in 2001 and 2000, respectively) and income taxes paid (net of refunds of $27,000 in 2000) were as follows for the nine months ended September 30, 2001 and 2000 ($ in thousands):

                                                2001         2000
                                              -------       ------

                  Interest paid               $21,576       $6,644
                  Income taxes paid           $   272       $2,840

         During the nine months ended September 30, 2001, approximately $37,326,000 was transferred from Projects Under Construction to Operating Properties.

3.   NOTES PAYABLE AND INTEREST EXPENSE
---------------------------------------

         At September 30, 2001 and December 31, 2000, notes payable included the following ($ in thousands):
                                        September 30, 2001                         December 31, 2000
                              ------------------------------------     ---------------------------------------
                                             Share of                                  Share of
                                          Unconsolidated                            Unconsolidated
                               Company    Joint Ventures    Total       Company     Joint Ventures     Total
                              --------    --------------  --------     --------     --------------    --------
Floating Rate Line
   of Credit and Construction
   Loan                       $207,828       $ 82,151     $289,979     $174,296         $ 70,309      $244,605
Other Debt
   (primarily non-recourse
     fixed rate mortgages)     351,571        182,515      534,086      310,789          185,983       496,772
                              --------       --------     --------     --------         --------      --------
                              $559,399       $264,666     $824,065     $485,085         $256,292      $741,377
                              ========       ========     ========     ========         ========      ========

         For the three and nine months ended September 30, 2001, interest expense was recorded as follows ($ in thousands):
                                        Three Months Ended                                Nine Months Ended
                                        September 30, 2001                               September 30, 2001
                               ------------------------------------             ------------------------------------
                                             Share of                                         Share of
                                          Unconsolidated                                   Unconsolidated
                               Company    Joint Ventures     Total              Company    Joint Ventures     Total
                               -------    --------------    -------             -------    --------------    -------
     Interest Expensed         $6,845         $4,199        $11,044             $20,566       $12,671       $33,237
     Interest Capitalized       2,399            234          2,633               7,129         1,186         8,315
                               ------         ------        -------             -------       -------       -------

                               $9,244         $4,433        $13,677             $27,695       $13,857       $41,552
                               ======         ======        =======             =======       =======       =======

         In May 2001, the Company completed the financing of Presidential MarketCenter. This $28 million non-recourse mortgage note payable has an interest rate of 7.65% and a maturity of May 2, 2011. In July 2001, the Company completed the financing of 600 University Park Place. This $14 million non-recourse mortgage note payable has an interest rate of 7.38% and a maturity of August 10, 2011.
         In August 2001, the Company amended and extended its credit facility. The amount available under the new credit facility is $275 million, the expiration date is August 31, 2004, and the interest rate is tied to the London Interbank Offering Rate. Additionally, the Company syndicated the credit facility which increased the number of participating banks from two to eight.
         Subsequent to September 30, 2001, the Company completed the financing of 333 John Carlyle and 1900 Duke Street. This $49 million non-recourse mortgage note payable has an interest rate of 7% and a maturity of November 1, 2011. Additionally, the Company completed the financing of 333 and 555 North Point Center East. This $31.5 million non-recourse mortgage note payable has an interest rate of 7% and a maturity of November 1, 2011.
         During the nine months ended September 30, 2001, interest was capitalized related to the Company's and the Company's share of unconsolidated joint venture projects under construction which had an average balance of approximately $209 million.

4.  EARNINGS PER SHARE DATA
---------------------------

         Weighted average shares and diluted weighted average shares are as follows (in thousands):
                                         Three Months Ended    Nine Months Ended
                                            September 30,        September 30,
                                         ------------------    -----------------
                                           2001       2000      2001      2000
                                          ------     ------    ------    ------
Weighted average shares                   49,386     48,688    49,248    48,529
Dilutive potential common shares           1,059      1,412     1,101     1,212
                                          ------     ------    ------    ------
Diluted weighted average shares           50,445     50,100    50,349    49,741
                                          ======     ======    ======    ======
Anti-dilutive options not included           990          6       990        10
                                          ======     ======    ======    ======

5.  RECENT ACCOUNTING PRONOUNCEMENTS
------------------------------------

         In July 2001, the Financial Accounting Standards Board issued Statement No. 141, "Business Combinations" ("SFAS 141") and Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 eliminates pooling of interests accounting and requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. SFAS 142 eliminates the amortization of goodwill and certain other intangible assets and requires that goodwill be evaluated for impairment by applying a fair value-based test. The Company will adopt the standard effective January 1, 2002 for previous acquisitions, and the Company adopted the standard effective June 30, 2001 for prospective acquisitions. Amortization of goodwill was approximately $181,000 and $473,000 in the three and nine month 2001 periods, respectively. The Company expects to complete its first fair-value based impairment tests by June 30, 2002.

6.  COMMON STOCK REPURCHASES
----------------------------

         During September 2001, the Company repurchased 527,400 shares of its outstanding common stock for an aggregate purchase price of $12,474,994.

7.  REPORTABLE SEGMENTS
-----------------------

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

         The management of the Company evaluates performance of its reportable segments based on Funds From Operations ("FFO"). The Company calculates its FFO using the National Association of Real Estate Investment Trusts definition of FFO adjusted to (i) eliminate the recognition of rental revenues on a straight-line basis, (ii) reflect stock appreciation right expense on a cash basis and (iii) recognize certain fee income as cash is received rather than when recognized in the financial statements. The Company believes its FFO presentation more properly reflects its operating results. The Company revised its method of allocating costs to its reportable segments in the third quarter of 2001. Prior period reportable segments have not been restated as it is impractical to do so.

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



Three Months Ended                                    Office      Retail      Land      Unallocated
September 30, 2001                                   Division    Division   Division     and Other      Total
------------------                                   --------    --------   --------     ---------      -----

Rental property revenues (100%)                       $28,334      $8,249     $  --       $   73       $36,656
Rental property revenues (JV)                          17,159        620         --           15        17,794
Development income, management
   fees and leasing and other fees (100%)               4,956        194         82           --         5,232
Development income, management
   fees and leasing and other fees (JV)                    --         --         --           --             -
Other income (100%)                                        --         --      1,653        1,408         3,061
Other income (JV)                                          --         --        438            -           438
                                                      --------------------------------------------------------
         Total revenues                                50,449      9,063      2,173        1,496        63,181
                                                      --------------------------------------------------------
Rental property operating expenses (100%)               9,499      2,146         --          (18)       11,627
Rental property operating expenses (JV)                 4,962        124         --            7         5,093
Other expenses (100%)                                   5,428      1,809      1,979        7,171        16,387
Other expenses (JV)                                     3,392         71          1            -         3,464
                                                      --------------------------------------------------------
         Total expenses                                23,281      4,150      1,980        7,160        36,571
                                                      --------------------------------------------------------
Gain on sale of undepreciated investment properties        --         --         --           --            --
                                                      --------------------------------------------------------
Consolidated funds from operations                     27,168      4,913        193       (5,664)       26,610
                                                      --------------------------------------------------------
Depreciation and amortization (100%)                   (8,263)     (2,668)       --           (1)      (10,932)
Depreciation and amortization (JV)                     (3,833)      (239)        --           --        (4,072)
Effect of the recognition of rental
   revenues on a straight-line basis (100%)               408         --         --           --           408
Effect of the recognition of rental
   revenues on a straight-line basis (JV)                 197         --         --                        197
Adjustment to reflect stock appreciation
   right expense on an accrual basis                       --         --         --          145           145
Gain on sale of investment properties, net
   of applicable income tax provision                     475        556         --           --         1,031
                                                      --------------------------------------------------------
Net income                                             16,152      2,562        193       (5,520)       13,387
                                                      --------------------------------------------------------
Provision for income taxes from operations                 --         --         --         (311)         (311)
                                                      --------------------------------------------------------
Income from operations before taxes                   $16,152      $2,562     $ 193       $(5,831)     $13,076
                                                      ========================================================


Nine Months Ended                                     Office      Retail      Land      Unallocated
September 30, 2001                                   Division    Division   Division     and Other      Total
------------------                                   --------    --------   --------     ---------      -----

Rental property revenues (100%)                      $ 81,129    $ 24,797    $    --     $   256     $  106,182
Rental property revenues (JV)                          52,942       1,822         --          14         54,778
Development income, management
   fees and leasing and other fees (100%)              13,048         925        256          --         14,229
Development income, management
   fees and leasing and other fees (JV)                 1,050          --         --          --          1,050
Other income (100%)                                        --          --      5,560       4,532         10,092
Other income (JV)                                          --          --      1,330          25          1,355
                                                     ----------------------------------------------------------
         Total revenues                               148,169      27,544      7,146       4,827        187,686
                                                     ----------------------------------------------------------
Rental property operating expenses (100%)              26,180       6,648         --          42         32,870
Rental property operating expenses (JV)                15,563         453         --           7         16,023
Other expenses (100%)                                  15,184       5,905      6,380      21,105         48,574
Other expenses (JV)                                    12,413         211         25          21         12,670
                                                     ----------------------------------------------------------
         Total expenses                                69,340      13,217      6,405      21,175        110,137
                                                     ----------------------------------------------------------
Gain on sale of undepreciated investment properties        --          --         --          --             --
                                                     ----------------------------------------------------------
Consolidated funds from operations                     78,829      14,327        741     (16,348)        77,549
                                                     ----------------------------------------------------------
Depreciation and amortization (100%)                  (24,347)     (7,447)        --          (4)       (31,798)
Depreciation and amortization (JV)                    (11,499)       (665)        --          --        (12,164)
Effect of the recognition of rental
   revenues on a straight-line basis (100%)             1,995          --         --          --          1,995
Effect of the recognition of rental
   revenues on a straight-line basis (JV)                 623          --         --          --            623
Adjustment to reflect stock appreciation
   right expense on an accrual basis                       --          --         --         654            654
Gain on sale of investment properties, net
   of applicable income tax provision                   1,660      18,784          9          --         20,453
                                                     ----------------------------------------------------------
Net income                                             47,261      24,999        750     (15,698)        57,312
                                                     ----------------------------------------------------------
Benefit for income taxes from operations                   --          --         --      (1,024)        (1,024)
                                                     ----------------------------------------------------------
Income from operations before taxes                  $ 47,261    $ 24,999    $   750     $(16,722)   $   56,288
                                                     ==========================================================
Total assets                                         $839,371    $263,890    $17,892     $67,211     $1,188,364
                                                     ==========================================================
Investment in unconsolidated joint ventures          $161,009    $ 17,032    $ 9,819     $    --     $  187,860
                                                     ==========================================================


Reconciliation to Consolidated Revenues
                                                   Three Months Ended                   Nine Months Ended
                                                      September 30,                       September 30,
                                                  ---------------------              ---------------------
                                                   2001           2000                 2001          2000
                                                  -------       -------              --------     --------
Rental property revenues (100%)                   $36,656       $29,841              $106,182     $ 78,659
Effect of the recognition of rental
   revenues on a straight-line basis (100%)          408            375                 1,995        1,806
Development income, management fees
   and leasing and other fees                      5,232          2,406                14,229        8,145
Residential lot and outparcel sales                1,653          3,011                 5,560        8,921
Interest and other                                 1,408          1,702                 4,532        4,299
                                                  ---------------------              ---------------------
Total consolidated revenues                       $45,357       $37,335              $132,498     $101,830
                                                  =====================              =====================



Three Months Ended                                    Office      Retail      Land      Unallocated
September 30, 2000                                   Division    Division   Division     and Other      Total
------------------                                   --------    --------   --------     ---------      -----

Rental property revenues (100%)                       $21,805      $8,011     $  --       $   25       $29,841
Rental property revenues (JV)                          16,927        561         --           --        17,488
Development income, management
   fees and leasing and other fees (100%)               2,280         78         48           --         2,406
Development income, management
   fees and leasing and other fees (JV)                 1,725         --         --           --         1,725
Other income (100%)                                        --         --      3,011        1,702         4,713
Other income (JV)                                          --         54          7           26            87
                                                      --------------------------------------------------------
         Total revenues                                42,737      8,704      3,066        1,753        56,260
                                                      --------------------------------------------------------
Rental property operating expenses (100%)               7,148      2,006         --            1         9,155
Rental property operating expenses (JV)                 4,656        135         --           --         4,791
Other expenses (100%)                                   3,361      1,880      2,591        4,666        12,498
Other expenses (JV)                                     1,181         68         10        3,953         5,212
                                                      --------------------------------------------------------
         Total expenses                                16,346      4,089      2,601        8,620        31,656
                                                      --------------------------------------------------------
Gain on sale of undepreciated investment properties        --         --         --           --            --
                                                      --------------------------------------------------------
Consolidated funds from operations                     26,391      4,615        465       (6,867)       24,604
                                                      --------------------------------------------------------
Depreciation and amortization (100%)                   (6,108)     (2,084)       --           (1)       (8,193)
Depreciation and amortization (JV)                     (3,637)      (201)        --           --        (3,838)
Effect of the recognition of rental
   revenues on a straight-line basis (100%)               375         --         --           --           375
Effect of the recognition of rental
   revenues on a straight-line basis (JV)                 (99)        --         --           --           (99)
Adjustment to reflect stock appreciation
   right expense on an accrual basis                       --         --         --         (181)         (181)
Gain on sale of investment properties, net
   of applicable income tax provision                     473        555         --           --         1,028
                                                      --------------------------------------------------------
Net income                                             17,395      2,885        465       (7,049)       13,696
                                                      --------------------------------------------------------
Benefit for income taxes from operations                   --         --         --         (621)         (621)
                                                      --------------------------------------------------------
Income from operations before taxes                   $17,395      $2,885     $ 465       $(7,670)     $13,075
                                                      ========================================================





Nine Months Ended                                     Office      Retail      Land      Unallocated
September 30, 2000                                   Division    Division   Division     and Other      Total
------------------                                   --------    --------   --------     ---------      -----

Rental property revenues (100%)                      $ 58,015    $ 20,579    $    --     $    65     $   78,659
Rental property revenues (JV)                          48,828       1,702         --          --         50,530
Development income, management
   fees and leasing and other fees (100%)               7,689         302        154          --          8,145
Development income, management
   fees and leasing and other fees (JV)                 3,376          --         --          --          3,376
Other income (100%)                                        --       1,075      7,846       4,299         13,220
Other income (JV)                                          --          54         73          58            185
                                                     ----------------------------------------------------------
         Total revenues                               117,908      23,712      8,073       4,422        154,115
                                                     ----------------------------------------------------------
Rental property operating expenses (100%)              19,320       5,102         --          --         24,422
Rental property operating expenses (JV)                13,505         422         --          --         13,927
Other expenses (100%)                                   9,936       6,198      7,318       8,943         32,395
Other expenses (JV)                                     2,246          68         41      12,035         14,390
                                                     ----------------------------------------------------------
         Total expenses                                45,007      11,790      7,359      20,978         85,134
                                                     ----------------------------------------------------------
Gain on sale of undepreciated investment properties        --          --        564          --            564
                                                     ----------------------------------------------------------
Consolidated funds from operations                     72,901      11,922      1,278     (16,556)        69,545
                                                     ----------------------------------------------------------
Depreciation and amortization (100%)                  (16,366)     (5,158)        --          (3)       (21,527)
Depreciation and amortization (JV)                    (11,060)       (593)        --          --        (11,653)
Effect of the recognition of rental
   revenues on a straight-line basis (100%)             1,806          --         --          --          1,806
Effect of the recognition of rental
   revenues on a straight-line basis (JV)                (477)         --         --          --           (477)
Adjustment to reflect stock appreciation
   right expense on an accrual basis                       --          --         --        (249)          (249)
Gain on sale of investment properties, net
   of applicable income tax provision                   1,418       8,913         --          --         10,331
                                                     ----------------------------------------------------------
Net income                                             48,222      15,084      1,278     (16,808)        47,776
                                                     ----------------------------------------------------------
Benefit for income taxes from operations                   --          --         --        (745)          (745)
                                                     ----------------------------------------------------------
Income from operations before taxes                  $ 48,222    $ 15,084    $ 1,278     $(17,553)   $   47,031
                                                     ==========================================================
Total assets                                         $689,177    $282,907    $12,034     $46,396     $1,030,514
                                                     ==========================================================
Investment in unconsolidated joint ventures          $143,335    $ 16,890    $ 7,445     $    --     $  167,670
                                                     ==========================================================

PART I.  FINANCIAL INFORMATION
------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for the Three and Nine Months Ended September 30, 2001 and 2000

Results of Operations:
----------------------

         Rental Property Revenues and Operating Expenses. Rental property revenues increased approximately $6,848,000 and $27,712,000 in the three and nine month 2001 periods, respectively. Rental property revenues from the Company's office portfolio increased approximately $6,562,000 and $23,303,000 in the three and nine month 2001 periods, respectively. The December 2000 acquisitions of One Georgia Center and The Points at Waterview increased rental property revenues by approximately $1,780,000 and $692,000, respectively, in the three month 2001 period and $5,284,000 and $2,799,000, respectively, in the nine month 2001 period. Four office buildings, 555 North Point Center East, 101 Second Street, 600 University Park Place and 1900 Duke Street, which became partially operational in February 2000, April 2000, June 2000 and October 2000, respectively, contributed approximately $46,000, $269,000, $351,000 and $849,000, respectively, to the increase in the three month 2001 period and approximately $913,000, $5,028,000, $1,406,000 and $2,250,000, respectively, to the increase in the nine month 2001 period. Additionally, rental property revenues from Inforum increased approximately $502,000 and $1,773,000 in the three and nine month 2001 periods, respectively, as the average economic occupancy increased from 85% for the nine month 2000 period to 98% for the nine month 2001 period. Rental property revenues increased approximately $115,000 and $634,000 in the three and nine month 2001 periods, respectively, from AT&T Wireless Services Headquarters. Furthermore, rental property revenues increased approximately $1,026,000 and $1,218,000 in the three and nine month 2001 periods, respectively, from Cerritos Corporate Center - Phase II, which became fully operational for financial reporting purposes in June 2001. Rental property revenues from 333 John Carlyle increased ___ approximately $181,000 and $422,000 in the three and nine month 2001 periods, respectively, as the average economic occupancy increased from 88% for the nine month 2000 period to 93% for the nine month 2001 period. Rental property revenues from 615 Peachtree Street increased approximately $128,000 and $430,000 in the three and nine month 2001 periods, respectively, as the average economic occupancy increased from 79% in the nine month 2000 period to 95% in the nine month 2001 period. Rental property revenues from Northside/Alpharetta II increased approximately $127,000 and $414,000 in the three and nine month 2001 periods, respectively, as the average economic occupancy increased from 59% in the nine month 2000 period to 70% in nine month 2001 period, and rental revenues from Meridian Mark Plaza increased approximately $105,000 and $317,000 in the three and nine month 2001 periods, respectively, as average economic occupancy increased from 91% in the nine month 2000 period to 94% in the nine month 2001 period. Additionally, rental property revenues from 3301 Windy Ridge Parkway increased approximately $230,000 in the nine month 2001 period due to the renewal of the existing lease for 100% of the building at a higher rental rate.

         Rental property revenues from the Company's retail portfolio increased approximately $238,000 and $4,218,000 in the three and nine month 2001 periods, respectively. Rental property revenues increased approximately $606,000 and $3,647,000 in the three and nine month 2001 periods, respectively, from Mira Mesa MarketCenter, and approximately $337,000 and $2,821,000 in the three and nine month 2001 periods, respectively, from The Avenue of the Peninsula, both of which became partially operational for financial reporting purposes in May 2000. Rental property revenues increased approximately $668,000 and $1,090,000 in the three and nine month 2001 periods, respectively, from The Avenue Peachtree City, which became partially operational for financial reporting purposes in April 2001. Rental property revenues increased approximately $151,000 and $543,000 in the three and nine month 2001 periods, respectively, from The Avenue East Cobb, and approximately $177,000 and $548,000 in the three and nine month 2001 periods, respectively, from Salem Road Station, which properties became partially operational for financial reporting purposes in September 1999 and October 2000, respectively. Rental property revenues also increased approximately $200,000 and $508,000 in the three and nine month 2001 periods, respectively, from Presidential MarketCenter as an additional phase of the center became partially operational in October 2000, and as the average economic occupancy of the original center increased from 88% in 2000 to 93% in 2001. The increase in rental property revenues was partially offset by the sale of Colonial Plaza MarketCenter in February 2001, which decreased rental property revenues by approximately $1,742,000 and $4,216,000 in the three and nine month 2001 periods, respectively. Additionally, the sale of Laguna Niguel Promenade in March 2000 decreased rental property revenues by approximately $595,000 in the nine month 2001 period.

         Rental property operating expenses increased approximately $2,936,000 and $9,009,000 in the three and nine month periods, respectively, due to the aforementioned office buildings and retail centers being either leased up or becoming partially operational for financial reporting purposes and the aforementioned acquisitions of One Georgia Center and The Points at Waterview. The increases in rental property operating expenses were partially offset by the aforementioned sales of Colonial Plaza MarketCenter and Laguna Niguel Promenade.

         Development Income. Development income increased approximately $667,000 and $1,756,000 in the three and nine month 2001 periods, respectively. Development income increased approximately $172,000 and $376,000 in the three and nine month 2001 periods, respectively, from the third party development of The Arboretum. Additionally, development income increased approximately $252,000 and $1,173,000 in the three and nine month 2001 periods, respectively, from Cousins Properties Services LP ("CPS," formerly Cousins Stone LP until name was changed effective August 6, 2001). Effective March 1, 2001, the Company purchased the remaining 25% interest in CPS, at which point the Company consolidated the operations of CPS, which had previously been accounted for using the equity method of accounting and therefore recognized as joint venture income. Development income also increased approximately $150,000 and $216,000 in the three and nine month 2001 periods, respectively, from the third party development of Winrock, and increased approximately $409,000 in the nine month 2001 period from the third party development of the Turner Tower. Tenant construction fees of approximately $75,000 and $300,000 in the three and nine month 2001 periods, respectively, from the Crawford Long joint venture medical office building and tenant construction fees of approximately $433,000 in both the three and nine month 2001 periods from a tenant at Inforum also contributed to the increase in development income. The increase was partially offset by a decrease in development income of approximately $300,000 and $692,000 in the three and nine month 2001 periods, respectively, from Charlotte Gateway Village, LLC, as construction of Gateway Village has been substantially completed, and a decrease of approximately $192,000 and $449,000 in the three and nine month 2001 periods, respectively, from 285 Venture, LLC, as construction of 1155 Perimeter Center West has been substantially completed.

         Management Fees. Management fees increased approximately $885,000 and $1,879,000 in the three and nine month 2001 periods, respectively. The increase in management fees was mainly due to the aforementioned consolidation of CPS, which contributed approximately $934,000 and $2,023,000 to the increase in the three and nine month 2001 periods, respectively. The increase was also due to an increase in management fees of approximately $131,000 for the nine month 2001 period from 1155 Perimeter Center West, which became partially operational for financial reporting purposes in December 2000. The increase was partially offset by a decrease in management fees of approximately $151,000 and $506,000 in the three and nine month 2001 periods, respectively, due to the disposition of the medical office third party management division in October 2000.

         Leasing and Other Fees. Leasing and other fees increased approximately $1,274,000 and $2,449,000 in the three and nine month 2001 periods, respectively. Leasing and other fees increased approximately $1,137,000 and $2,503,000 in the three and nine month 2001 periods, respectively, due to the aforementioned consolidation of CPS. Leasing and other fees also increased approximately $161,000 in the nine month 2001 period from Charlotte Gateway Village, LLC from the leasing of the retail space at Gateway Village. The increase in the nine month 2001 period was partially offset by a decrease of approximately $405,000 from the aforementioned disposition of the medical office third party management division in October 2000. This division recognized a fee of approximately $330,000 in the second quarter of 2000 for representing the owners of a third party managed property in the sale of that property.

         Residential Lot and Outparcel Sales and Cost of Sales. Residential lot and outparcel sales decreased approximately $1,358,000 and $3,361,000 in the three and nine month 2001 periods, respectively. The decrease in the three month 2001 period was due to a decrease in residential lots sold from 67 lots in 2000 to 29 lots in 2001, which decreased residential lot sales by approximately $1,358,000. The decrease in the nine month 2001 period was partially due to a decrease in residential lots sold from 182 lots in 2000 to 104 lots in 2001, which decreased residential lot sales by approximately $2,286,000. Also contributing to the decrease in the nine month 2001 period were two outparcel sales recognized by a subsidiary of CREC in 2000 totaling approximately $1,075,000, as compared to no outparcel sales in 2001.

         Residential lot and outparcel cost of sales decreased approximately $638,000 and $2,452,000 in the three and nine month 2001 periods, respectively. Residential lot cost of sales decreased approximately $638,000 and $1,760,000 in the three and nine month 2001 periods, respectively, due to the aforementioned decrease in the number of lots sold. The decrease in cost of sales was less than the corresponding decrease in sales in the three and nine month 2001 periods due to an increase in the gross profit percentages used to calculate the cost of sales on residential lot sales in certain of the residential developments. The decrease in residential lot and outparcel cost of sales was also due to a decrease in outparcel cost of sales of approximately $692,000 in the nine month 2001 period due to the aforementioned outparcel sales in 2000.

         Interest and Other Income. Interest and other income decreased approximately $294,000 and increased approximately $233,000 in the three and nine month 2001 periods, respectively. Approximately $654,000 of the increase in the nine month 2001 period was due to interest income recognized beginning in the third quarter of 2000 from the additional interest income on the 650 Massachusetts Avenue mortgage notes (see Note 3 of "Notes to Consolidated Financial Statements" in the Company's Annual Report on Form 10-K for the year ended December 31, 2000). A decrease of approximately $234,000 and $286,000 in the three and nine month 2001 periods, respectively, from the Gateway Village mezzanine loan also contributed to the decrease in the three month 2001 period and partially offset the increase in the nine month 2001 period. The Gateway Village mezzanine loan bears an interest rate tied to the London Interbank Offering Rate, which decreased in the nine month 2001 period as compared to the nine month 2000 period.

         Income from Unconsolidated Joint Ventures. (All amounts reflect the Company's share of joint venture income.) Income from unconsolidated joint ventures increased approximately $444,000 and $3,305,000 in the three and nine month 2001 periods, respectively.

         Income from Wildwood Associates increased approximately $356,000 and $1,139,000 in the three and nine month 2001 periods, respectively. Income before depreciation, amortization and interest expense from the 3200 Windy Hill Road Building increased approximately $210,000 and $562,000 in the three and nine month 2001 periods, respectively, due to the renewal of a significant tenant's lease at a higher rental rate. Additionally, income before depreciation, amortization and interest expense from the 2300 Windy Ridge Parkway Building increased by approximately $172,000 in the nine month 2001 period, as average economic occupancy increased from 99% in 2000 to 100% in 2001. Interest expense decreased approximately $160,000 in the nine month 2001 period due to reduced mortgage note payable balances, which also contributed to the increase in income from Wildwood Associates.

         Income from 285 Venture, LLC increased approximately $495,000 and $1,396,000 in the three and nine month 2001 periods, respectively, as the average economic occupancy at 1155 Perimeter Center West increased from 18% for the nine month 2000 period to 100% for the nine month 2001 period.

         Income from Cousins LORET, L.L.C. increased approximately $99,000 and $367,000 in the three and nine month 2001 periods, respectively. The increase was mainly due to an increase in average economic occupancy at The Pinnacle from 91% for the nine month 2000 period to 98% for the nine month 2001 period.

         Income from Temco Associates increased approximately $440,000 and $1,272,000 in the three and nine month 2001 periods, respectively, partially due to profits recognized from 200 lot sales in the nine month 2001 period at the Bentwater residential development. The first quarter of 2001 was the first period in which profits from lot sales were recognized. Additionally, approximately 147 and 232 acres of land were sold for gross profits of approximately $273,000 and $633,000 in the three and nine month 2001 periods, respectively, as compared to no land sales in the same periods of 2000.

         Income from CSC Associates, L.P. increased approximately $190,000 in the nine month 2001 period as average economic occupancy at Bank of America Plaza increased from 98% for the nine month 2000 period to 100% for the nine month 2001 period.

         Income from Charlotte Gateway Village, LLC decreased approximately $578,000 and $390,000 in the three and nine month 2001 periods, respectively, due to the Company recognizing its 11.46% current preferred return on its equity beginning in the third quarter of 2000.

         Income from CPS decreased approximately $544,000 and $978,000 in the three and nine month 2001 periods, respectively, due to the aforementioned consolidation of CPS on March 1, 2001.

         General and Administrative Expenses. General and administrative expenses increased approximately $2,351,000 and $5,754,000 in the three and nine month 2001 periods, respectively. The increase was partially attributable to the aforementioned consolidation of CPS. Also partially contributing to the increase in general and administrative expenses was a decrease in general and administrative expenses capitalized to projects under development due to a lower level of projects under development in 2001.

         Depreciation and Amortization. Depreciation and amortization increased approximately $2,531,000 and $9,712,000 in the three and nine month 2001 periods, respectively, due to the aforementioned office buildings and retail centers becoming either leased up or partially operational for financial reporting purposes and the aforementioned acquisitions of One Georgia Center and The Points at Waterview. The increase in depreciation and amortization was partially offset by the aforementioned sales of Colonial Plaza MarketCenter and Laguna Niguel Promenade.

         Stock Appreciation  Right (Credit) Expense.   Stock appreciation
right (credit) expense decreased approximately $446,000 from an expense of $318,000 in the three month 2000 period to a credit of $128,000 in the three month 2001 period and decreased approximately $949,000 from an expense of $684,000 in the nine month 2000 period to a credit of $265,000 in the nine month 2001 period. This non-cash item is primarily related to the Company's stock price, which was $27.9375, $26.85 and $24.75 at December 31, 2000, June 30, 2001
and September 30, 2001, respectively; and $22.625, $25.667 and $28.7083 at December 31, 1999, June 30, 2000 and September 30, 2000, respectively.

         Interest Expense. Interest expense increased approximately $2,371,000 and $12,597,000 in the three and nine month 2001 periods, respectively. Interest expense before capitalization increased to approximately $9,244,000 and $27,695,000 in the three and nine month 2001 periods, respectively, from approximately $7,464,000 and $20,616,000 in the three and nine month 2000 periods, respectively, due to higher average debt levels. Also contributing to this increase in interest expense was a decrease of approximately $591,000 and $5,518,000 in the three and nine month periods, respectively, in interest capitalized to projects under development (a reduction of interest expense) to approximately $2,399,000 and $7,129,000 in the three and nine month 2001 periods, respectively, from approximately $2,990,000 and $12,647,000 in the three and nine month 2000 periods, respectively, due to a lower level of projects under development in 2001.

         Property Taxes on Undeveloped Land. Property taxes on undeveloped land increased approximately $304,000 in the nine month 2001 period due to the reversal in 2000 of estimated amounts accrued for anticipated reassessments of the Company's North Point and Wildwood land holdings. The final reassessments, after appeal, were lower than the anticipated reassessments, and the accrual was reduced.

         Other Expense. Other expense decreased approximately $523,000 and increased approximately $299,000 in the three and nine month 2001 periods, respectively. The decrease was partially due to decreased minority interest expense in the three month 2001 period of approximately $233,000 and increased minority interest expense in the nine month 2001 period of approximately $194,000 mainly due to fluctuations in the minority interest's current cash flow participation in 101 Second Street, which became partially operational for financial reporting purposes in April 2000. Additionally, predevelopment expense decreased approximately $290,000 and increased approximately $105,000 in the three and nine month 2001 periods, respectively.

         Gain on Sale of Investment Properties. Gain on sale of investment properties increased approximately $9,558,000 in the nine month 2001 period. The 2001 gain included the following: the February 2001 sale of Colonial Plaza MarketCenter ($17.1 million), the February 2001 disposition of leasehold interests in Summit Green ($.2 million) and the amortization of deferred gain from CP Venture LLC ($3.1 million). The 2000 gain included the following: the March 2000 sale of Laguna Niguel Promenade ($7.2 million), the April 2000 sale of a tract of land at North Point ($.6 million) and the amortization of deferred gain from CP Venture LLC ($3.0 million).

Liquidity and Capital Resources:
--------------------------------

         Financial Condition. The Company's adjusted debt (including its pro rata share of unconsolidated joint venture debt) was 38% of total market capitalization at September 30, 2001. Adjusted debt is defined as the Company's debt and the Company's pro rata share of unconsolidated joint venture debt as disclosed in Note 4 of "Notes to Consolidated Financial Statements" in the Company's annual report on Form 10-K for the year ended December 31, 2000, excluding the Charlotte Gateway Village, LLC debt as it is fully exculpated debt which is supported by a long-term lease to Bank of America Corporation. In August 2001, the Company amended and increased its credit facility to $275 million, which expires August 31, 2004 (see Note 3). The Company had $207.8 million drawn on this credit facility as of September 30, 2001.

         The Company has development and acquisition projects in various planning stages. The Company currently intends to finance these projects, as well as the completion of projects currently under construction, using its existing credit facility (increasing the credit facility as required), long-term non-recourse financing on the Company's unleveraged projects, joint ventures, project sales and other financings as market conditions warrant. In September 1996, the Company filed a shelf registration statement with the Securities and Exchange Commission ("SEC") for the offering from time to time of up to $200 million of common stock, warrants to purchase common stock and debt securities, of which approximately $132 million remains available at September 30, 2001.

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

         Cash Flows. Net cash provided by operating activities decreased approximately $13.3 million in 2001. Changes in other operating assets and liabilities decreased approximately $12.1 million. Operating distributions from unconsolidated joint ventures decreased approximately $5.2 million, which contributed to the decrease in net cash provided by operating activities. Operating distributions decreased approximately $2.9 million from Wildwood Associates, $1.8 million from Temco Associates and $2.4 million from CPS. Partially offsetting the decrease in operating distributions was an increase in operating distributions from 285 Venture, LLC of approximately $1.6 million and CSC Associates, L.P. of approximately $.9 million. Income from unconsolidated joint ventures increased approximately $3.3 million, which also contributed to the decrease in net cash provided by operating activities. Further contributing to the decrease in net cash provided by operating activities was a decrease in residential lot and outparcel cost of sales of approximately $2.9 million. Depreciation and amortization increased approximately $10.5 million, which partially offset the decrease in net cash provided by operating activities.

         Net cash used in investing activities decreased approximately $36.1 million in 2001. Net cash provided by sales activities increased approximately $27.7 million, which contributed to the decrease in net cash used in investing activities, due primarily to the sale of Colonial Plaza MarketCenter in February 2001. The decrease in net cash used in investing activities was also partially due to a decrease of approximately $14.9 million in property acquisition and development expenditures, as a result of the Company having a lower level of projects under development. Change in other assets, net, increased approximately $4.6 million, which partially offset the aforementioned decrease in net cash used in investing activities. Net cash paid in acquisition of business, which resulted from the acquisition of the remaining 25% interest in CPS, further offset the decrease in net cash used in investing activities by approximately $2.1 million.

         Net cash provided by financing activities decreased approximately $24.1 million in 2001, which was primarily attributable to a decrease of approximately $109.5 million in proceeds from other notes payable. The Company completed the $90 million financing of 101 Second Street in April 2000, the $39 million financing of The Avenue East Cobb in July 2000 and the $25.5 million financing of Meridian Mark Plaza in August 2000. The Company completed the $28 million financing of Presidential MarketCenter in May 2001 and the $14 million financing of 600 University Park Place in July 2001. An increase in the dividends paid per share to $1.02 in 2001 from $.90 in 2000 and an increase in the number of shares outstanding also contributed to the decrease in net cash provided by financing activities, as dividends paid increased approximately $6.8 million. The Company repurchased 527,400 shares of its outstanding common stock in September 2001, which contributed approximately $12.5 million to the decrease in net cash provided by financing activities. Partially offsetting the decrease was an increase of approximately $101.6 million in the net amount drawn on the Company's credit facility. Common stock sold, net of expenses, increased by approximately $1.4 million and repayment of other notes payable decreased by approximately $1.7 million, both of which further partially offset the decrease in net cash provided by financing activities.

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



Supplemental Financial Information:
-----------------------------------

         Depreciation and amortization expense included the following components for the three and nine months ended September 30, 2001 ($ in thousands):

                                              Three Months Ended                        Nine Months Ended
                                              September 30, 2001                       September 30, 2001
                                      -----------------------------------       -----------------------------------
                                                   Share of                                  Share of
                                                Unconsolidated                            Unconsolidated
                                      Company   Joint Ventures     Total        Company   Joint Ventures     Total
                                      -------   --------------    -------       -------   --------------    -------

Furniture, fixtures and equipment     $   300       $    1        $   301       $   973       $    49       $ 1,022
Deferred financing costs                    -            -              -             -             1             1
Goodwill and related business
   acquisition costs                      222            -            222           530             -           530
Real estate related:
   Building (including tenant
     first generation)                  9,619        3,823         13,442        28,514        11,420        39,934
   Tenant second generation             1,173          167          1,340         2,956           542         3,498
                                      -------       ------        -------       -------       -------       -------

                                      $11,314       $3,991        $15,305       $32,973       $12,012       $44,985
                                      =======       ======        =======       =======       =======       =======



         Exclusive of new developments and purchases of furniture, fixtures and equipment, the Company had the following capital expenditures during the three and nine months ended September 30, 2001, including its share of unconsolidated joint ventures ($ in thousands):

                                                  Three Months Ended                   Nine Months Ended
                                                  September 30, 2001                  September 30, 2001
                                            ----------------------------         -----------------------------
                                            Office      Retail     Total         Office     Retail       Total
                                            ------      ------     -----         ------     ------       -----

         Second generation related costs    $1,231       $47      $1,278         $2,279      $280       $2,559
         Building improvements                 473         6         479          1,699         7        1,706
                                            ------       ---      ------         ------      ----       ------

                                            $1,704       $53      $1,757         $3,978      $287       $4,265
                                            ======       ===      ======         ======      ====       ======

PART II.  OTHER INFORMATION
---------------------------

Item 6.           Reports on Form 8-K
                  -------------------
                  (b)      Reports on Form 8-K
                           -------------------
                           There have been no reports on Form 8-K filed by the Registrant during the quarter ended September 30, 2001.

                                   SIGNATURES









Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              COUSINS PROPERTIES INCORPORATED
                              Registrant



                              /s/ Kelly H. Barrett________________________
                              -------------------------------------------------
                              Kelly H. Barrett
                              Senior Vice President and Chief Financial Officer (Authorized Officer)
                              (Principal Financial and Accounting Officer)








November 14, 2001