Form 10-K
period 2001-12-31
COUSINS PROPERTIES INC
filed 2002-03-27
CIK 25232

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001       Commission file number 2-20111

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

     As of March 8, 2002, 49,649,715 shares of common stock were outstanding; and the aggregate market value of the common stock of Cousins Properties Incorporated held by nonaffiliates was $1,000,669,739.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents have been incorporated by reference into the designated Part of this Form 10-K:
     Registrant's Proxy Statement            Part III, Items 10, 11, 12 and 13
        dated March 29, 2002
     Registrant's Annual Report to           Part II, Items 5, 6, 7 and 8
        Stockholders for the year
        ended December 31, 2001

                                     PART I
                                     ------
Item 1.     Business
--------------------
         Corporate Profile
         Cousins Properties Incorporated (the "Registrant" or "Cousins") is a Georgia corporation, which since 1987 has elected to be taxed as a real estate investment trust ("REIT"). Cousins Real Estate Corporation and its subsidiaries ("CREC") is a taxable entity consolidated with the Registrant, which owns, develops, and manages a portion of the Registrant's real estate portfolio. CREC II Inc. ("CREC II") is another taxable entity which owns a 100% interest in Cousins Properties Services, LP which is a full-service real estate company headquartered in Dallas, Texas that specializes in third party property management, development and leasing of office buildings. The Registrant, together with CREC and CREC II, is hereafter referred to as the "Company."
         Cousins is an Atlanta-based, fully integrated, self administered equity REIT. The Company has extensive experience in the real estate industry, including the acquisition, financing, development, management and leasing of properties. Cousins has been a public company since 1962, and its common stock trades on the New York Stock Exchange. The Company owns a portfolio of well-located, high-quality retail, office, medical office and land development projects and holds several tracts of strategically located undeveloped land. The strategies employed to achieve the Company's investment goals include the development of properties which are precommitted to quality tenants; maintaining high levels of occupancy within owned properties; the selective sale of assets; the creation of joint venture arrangements and the acquisition of quality income-producing properties at attractive prices. The Company also seeks to be opportunistic and take advantage of normal real estate business cycles.
         Unless otherwise indicated, the notes referenced in the discussion below are the "Notes to Consolidated Financial Statements" included in the financial section of the Registrant's 2001 Annual Report to Stockholders.
















         Brief Description of Company Investments
         Office.  As of March 15,  2002,  the  Company's  office  portfolio
         -------
included  the  following  thirty-eight commercial office buildings:
                                                                                   Company's       Percent
                                                                                   Economic        Leased
                                            Metropolitan            Rentable       Ownership       (Fully
           Property Description                 Area               Square Feet     Interest       Executed)
           --------------------             ------------           -----------     --------       ---------
         Inforum                          Atlanta, GA                 990,000        100%            97%
         101 Independence Center          Charlotte, NC               526,000        100%            97%
         Congress at Fourth               Austin, TX                  525,000        100%            17% (a)
         101 Second Street                San Francisco, CA           387,000        100% (b)        98%
         55 Second Street                 San Francisco, CA           379,000        100% (b)        88% (a)
         AT&T Wireless Services
           Headquarters                   Los Angeles, CA             222,000        100%           100%
         The Points at Waterview          Dallas, TX                  201,000        100%            50%
         Lakeshore Park Plaza             Birmingham, AL              190,000        100% (b)        81%
         3100 Windy Hill Road             Atlanta, GA                 188,000        100%           100%
         333 John Carlyle                 Washington, D.C.            153,000        100%            93%
         555 North Point Center East      Atlanta, GA                 152,000        100%            91%
         615 Peachtree Street             Atlanta, GA                 148,000        100%            91%
         333 North Point Center East      Atlanta, GA                 129,000        100%           100%
         600 University Park Place        Birmingham, AL              123,000        100% (b)        95%
         3301 Windy Ridge Parkway         Atlanta, GA                 107,000        100%           100%
         Cerritos Corporate Center -
             Phase II                     Los Angeles, CA             105,000        100%           100%
         1900 Duke Street                 Washington, D.C.             97,000        100%           100%
         One Georgia Center               Atlanta, GA                 363,000      88.50%            90%
         Bank of America Plaza            Atlanta, GA               1,261,000         50%           100%
         Gateway Village                  Charlotte, NC             1,065,000         50%           100%
         3200 Windy Hill Road             Atlanta, GA                 687,000         50%           100%
         2300 Windy Ridge Parkway         Atlanta, GA                 635,000         50%            99%
         The Pinnacle                     Atlanta, GA                 424,000         50%            98%
         1155 Perimeter Center West       Atlanta, GA                 362,000         50%           100%
         2500 Windy Ridge Parkway         Atlanta, GA                 315,000         50%            94%
         Two Live Oak Center              Atlanta, GA                 279,000         50%           100%
         4200 Wildwood Parkway            Atlanta, GA                 260,000         50%           100%
         Ten Peachtree Place              Atlanta, GA                 260,000         50%            16%
         John Marshall - II               Washington, D.C.            224,000         50%           100%
         Austin Research Park -
           Building IV                    Austin, TX                  184,000         50%           100%
         Austin Research Park -
           Building III                   Austin, TX                  174,000         50%           100%
         4300 Wildwood Parkway            Atlanta, GA                 150,000         50%           100%
         4100 Wildwood Parkway            Atlanta, GA                 100,000         50%           100%
         First Union Tower                Greensboro, NC              322,000      11.50%            83%
         Grandview II                     Birmingham, AL              149,000      11.50%           100%
         200 North Point Center East      Atlanta, GA                 130,000      11.50%            54%
         100 North Point Center East      Atlanta, GA                 128,000      11.50%            87%
         One Ninety One Peachtree Tower   Atlanta, GA               1,215,000       9.80%            94%
                                                                   ----------
                                                                   13,309,000
                                                                   ==========

         (a)                              Under construction and/or in lease-up.
         (b) These projects are actually owned in ventures in which a portion of the upside is shared with the other venturer. See "Major
             Properties" - "101 Second Street," "55 Second Street" and
             "Cousins/Daniel LLC" where discussed.



         The weighted average leased percentage of these office buildings
(excluding all properties currently under construction and/or in lease-up and One Ninety One Peachtree Tower, as it is less than 10% owned by the Company) was approximately 95% as of March 15, 2002, and the leases expire as follows:

                                                                                                   2011
                                                                                                    &
                2002      2003      2004      2005       2006       2007      2008       2009      2010   Thereafter     Total
                ----      ----      ----      ----       ----       ----      ----       ----      ----   ----------     -----
OFFICE
------
Consolidated:
-------------
Square Feet Expiring
  (d)           46,498   127,400   241,530    367,660    353,357    142,499   307,060    712,205   236,484    955,424   3,490,117(b)
% of Leased
  Space             1%        4%        7%        11%        10%         4%        9%        20%        7%        27%        100%
Annual Base
  Rent (a)     673,158 2,239,040 4,222,681  7,365,012  5,579,933  3,048,585 6,544,415 14,546,383 4,861,510 24,285,565  73,366,282
Annual Base
  Rent/Sq.
  Ft. (a)        14.48     17.57     17.48      20.03      15.79      21.39     21.31      20.42     20.56      25.42       21.02

Joint Venture:
--------------
Square Feet Expiring
  (d)          290,111   490,314   480,336    464,347    621,011    704,833   167,384    361,357   155,996  3,304,416   7,040,105(c)
% of Leased
  Space             4%        7%        7%         7%         9%        10%        2%         5%        2%        47%        100%
Annual Base
  Rent (a)   4,986,302 8,634,476 9,005,222  8,121,892 11,256,832 17,141,396 2,983,915  8,444,997 3,696,238 73,469,371 147,740,641
Annual Base
  Rent/Sq.
  Ft. (a)        17.19     17.61     18.75      17.49      18.13      24.32     17.83      23.37    23.69       22.23       20.99


Total (including only Company's % share of Joint Venture Properties):
---------------------------------------------------------------------
Square Feet Expiring
  (d)          180,021   365,125   543,532    565,230    641,168    472,286   378,437    863,298   287,393  2,612,049   6,908,539
% of Leased
  Space             3%        5%        8%         8%         9%         7%        5%        13%        4%        38%        100%
Annual Base
  Rent (a)   2,909,583 6,415,415 9,773,293 10,874,400 10,805,198 11,234,920 7,828,480 18,254,744 6,166,326 61,022,566 145,284,925
Annual Base
  Rent/Sq.
  Ft. (a)        16.16     17.57     17.98      19.24      16.85      23.79     20.69      21.15     21.46      23.36       21.03

(a)Annual base rent excludes the operating expense reimbursement portion of the rent payable. If the lease does not provide for pass through of such operating expense reimbursements, an estimate of operating expenses is deducted from the rental rate shown. The base rental rate shown is the estimated rate in the year of expiration. Amounts disclosed are in dollars.
(b)Rentable square feet leased as of March 15, 2002 out of approximately 3,718,000 total rentable square feet.
(c)Rentable square feet leased as of March 15, 2002 out of approximately 7,472,000 total rentable square feet. (d) Where a tenant has the option to cancel its lease without penalty, the lease expiration date used in the table above reflects the cancellation option date rather than the lease expiration date.

         The weighted average remaining lease term of these thirty-five office buildings was approximately 8 years as of March 15, 2002. Most of the Company's leases in these buildings provide for pass through of operating expenses and base rents which escalate over time.
         Medical Office.  As of March 15, 2002, the Company's  medical office
         ---------------
portfolio  included the following six medical office properties:

                                                                                     Company's       Percent
                                                                                     Economic        Leased
                                           Metropolitan               Rentable       Ownership       (Fully
            Property Description               Area                  Square Feet     Interest       Executed)
            --------------------           ------------              -----------     --------       ---------

         Northside/Alpharetta II          Atlanta, GA                 198,000            100%           78%
         Meridian Mark Plaza              Atlanta, GA                 161,000            100%           96%
         Northside/Alpharetta I           Atlanta, GA                 103,000            100%           95%
         AtheroGenics                     Atlanta, GA                  50,000            100%          100%
         Emory Crawford Long Medical
           Office Tower                   Atlanta, GA                 358,000             50%           72% (a)
         Presbyterian Medical Plaza
           at University                  Charlotte, NC                69,000          11.50%          100%
                                                                      -------
                                                                      939,000
                                                                      =======
(a) Under construction and in lease-up.











         The weighted average leased percentage of these medical office buildings (excluding the property currently under construction and in lease-up) was 89% as of March 15, 2002, and the leases expire as follows:

                                                                                                   2011
                                                                                                     &
                      2002    2003    2004    2005    2006    2007     2008     2009    2010    Thereafter   Total
                      ----    ----    ----    ----    ----    ----     ----     ----    ----    ----------   -----
MEDICAL OFFICE
--------------
Consolidated:
-------------
Square Feet Expiring      0  35,388   42,246  23,723   9,210   27,443  35,571   130,041  10,535   143,199   457,356(b)
% of Leased Space        0%      8%       9%      5%      2%       6%      8%       29%      2%       31%      100%
Annual Base Rent (a)      0 676,258  791,772 409,956 124,046  531,749 812,145 2,639,662 202,799 3,557,193 9,745,580
Annual Base Rent/Sq.
  Ft. (a)                 0   19.11    18.74   17.28   13.47    19.38   22.83     20.30   19.25     24.84     21.31


Joint Venture:
--------------
Square Feet Expiring  1,397       0        0   3,445       0   23,359       0         0       0    40,503    68,704(c)
% of Leased Space        2%      0%       0%      5%      0%      34%      0%        0%      0%       59%      100%
Annual Base Rent (a) 21,109       0        0  56,498       0  390,329       0         0       0   772,392 1,240,328
Annual Base Rent/Sq.
  Ft. (a)             15.11       0        0   16.40       0    16.71       0         0       0     19.07     18.05


Total (including only Company's % share of Joint Venture Properties):
----------------------------------------------------------------------
Square Feet Expiring    161  35,388   42,246  24,119   9,210   30,129  35,571   130,041  10,535   147,857   465,257
% of Leased Space        0%      8%       9%      5%      2%       6%      8%       28%      2%       32%      100%
Annual Base Rent (a)  2,427 676,258  791,772 416,453 124,046  576,637 812,145 2,639,662 202,799 3,646,018 9,888,217
Annual Base Rent/Sq.
  Ft. (a)             15.07   19.10    18.74   17.27   13.47    19.14   22.83     20.30   19.25     24.66     21.25

(a)Annual base rent excludes the operating expense reimbursement portion of the rent payable. If the lease does not provide for pass through of such operating expense reimbursements, an estimate of operating expenses is deducted from the rental rate shown. The base rental rate shown is the estimated rate in the year of expiration. Amounts disclosed are in dollars.
(b)Rentable square feet leased as of March 15, 2002 out of approximately
   512,000 total rentable square feet. (c) Rentable square feet leased as of March 15, 2002 out of approximately 69,000 total rentable square feet.

         The weighted average remaining lease term of these five medical office buildings was approximately 8 years as of March 15, 2002. The Company's leases in these medical office buildings provide for pass through of operating expenses and base rents which escalate over time.
         Retail.  As of March 15, 2002, the Company's retail portfolio included
         ------
the following twelve properties:

                                                                                         Company's     Percent
                                                                        Rentable         Economic      Leased
                                              Metropolitan             Square Feet       Ownership     (Fully
              Property Description                Area               (Company Owned)     Interest     Executed)
              --------------------            ------------           ---------------     --------     ---------
         Presidential MarketCenter        Atlanta, GA                    374,000            100%          98%
         The Avenue of the Peninsula      Rolling Hills Estates, CA      371,000            100%          88%
         The Avenue East Cobb             Atlanta, GA                    225,000            100%          97%
         Perimeter Expo                   Atlanta, GA                    176,000            100%          92%
         Salem Road Station               Atlanta, GA                     67,000            100%          83%
         Mira Mesa MarketCenter           San Diego, CA                  447,000          88.50%         100%
         The Avenue Peachtree City        Atlanta, GA                    167,000          88.50% (a)      72%
         The Shops at World Golf Village  St. Augustine, FL               80,000             50%          64%
         Greenbrier MarketCenter          Chesapeake, VA                 493,000          11.50%         100%
         North Point MarketCenter         Atlanta, GA                    401,000          11.50%         100%
         Los Altos MarketCenter           Long Beach, CA                 157,000          11.50%         100%
         Mansell Crossing Phase II        Atlanta, GA                    103,000          11.50%         100%
                                                                       ---------
                                                                       3,061,000
                                                                       =========

         (a)  This property is subject to a contractual participation.





         The weighted average leased percentage of these retail properties was approximately 93% as of March 15, 2002, and the leases expire as follows:
                                                                                                            2011
                                                                                                             &
                      2002    2003     2004      2005      2006      2007     2008     2009      2010    Thereafter    Total
                      ----    ----     ----      ----      ----      ----     ----     ----      ----    ----------    -----
RETAIL
------
Consolidated:
-------------
Square Feet Expiring  13,228  10,042    78,453   132,100    86,786    37,072  35,127  21,588   142,845    568,971  1,126,212(b)
% of Leased Space         1%      1%        7%       12%        7%        3%      3%      2%       13%        51%       100%
Annual Base Rent (a)  89,340 261,955 1,460,995 3,265,411 2,111,102   836,634 309,118 733,820 3,092,589 10,152,714 22,313,678
Annual Base Rent/Sq.
  Ft. (a)               6.75   26.09     18.62     24.72     24.33     22.57    8.80   33.99     21.65      17.84      19.81


Joint Venture:
--------------
Square Feet Expiring  38,718   8,011    33,490    88,176   156,613    55,751  26,331  62,207   158,236  1,148,582  1,776,115(c)
% of Leased Space         2%      0%        2%        5%        9%        3%      1%      4%        9%        65%       100%
Annual Base Rent (a) 650,482 139,945   687,396 1,604,285 2,083,084 1,173,741 592,501 711,179 2,160,897 16,576,159 26,379,669
Annual Base Rent/Sq.
  Ft. (a)              16.80   17.47     20.53     18.19     13.30     21.05   22.50   11.43     13.66      14.43      14.85


Total (including only Company's % share of Joint Venture Properties):
--------------------------------------------------------------------
Square Feet Expiring  17,681  10,963    82,304   176,718   125,905    61,346  54,796  31,772   211,979  1,016,508  1,789,972
% of Leased Space         1%      1%        4%       10%        7%        3%      3%      2%       12%        57%       100%
Annual Base Rent (a) 164,145 278,048 1,540,046 4,251,396 2,871,802 1,371,215 775,343 884,553 4,284,989 17,372,827 33,794,364
Annual Base Rent /Sq.
  Ft.(a)                9.28    25.36    18.71    24.06      22.81     22.35   14.15   27.84     20.21      17.09      18.88

(a)Annual base rent excludes the operating expense reimbursement portion of the rent payable and any percentage rents due. If the lease does not provide for pass through of such operating expense reimbursements, an estimate of operating expenses is deducted from the rental rate shown. The base rental rate shown is the estimated rate in the year of expiration.
   Amounts disclosed are in dollars.
(b)Gross leasable area leased as of March 15, 2002 out of approximately
   1,213,000 total gross leasable area. (c) Gross leasable area leased as of March 15, 2002 out of approximately 1,848,000 total gross leasable area.

         The weighted average remaining lease term of these twelve retail properties was approximately 11 years as of March 15, 2002. Most of the major tenant leases in these retail properties provide for pass through of operating expenses and base rents which escalate over time.
         Other. The Company's other real estate holdings include equity
         -----
interests in approximately 370 acres of strategically located land held for investment and future development at North Point and Wildwood Office Park, the option to acquire the fee simple interest in approximately 9,100 acres of land through its Temco Associates joint venture, and two mortgage notes for an aggregate of approximately $25 million which are secured by a 250,000 rentable square foot office building in Washington, D.C. The terms of these two notes have some of the characteristics of an equity investment and management believes they should provide a comparable return on investment (see Note 3).
         The Company's joint venture partners include, but are not limited to, either the following companies or their affiliates: IBM, The Coca-Cola Company ("Coca-Cola"), Bank of America Corporation ("Bank of America"), The Prudential Insurance Company of America ("Prudential"), Temple-Inland Inc., Equity Office Properties Trust, CommonWealth Pacific, LLC ("CommonWealth") and CarrAmerica Realty Corporation.
         Refer to Item 2 hereof for a more detailed description of the Company's real estate properties.
        Significant Changes in 2001
        Significant changes in the Company's business and properties during the year ended December 31, 2001 were as follows:
         Office Division. In January 2001, the Company purchased the land
         ----------------
for Congress at Fourth, an approximately 525,000 rentable square foot office building in Austin, Texas. Construction commenced on the building in November 2001. Also in January 2001, the Company purchased the remaining 49.9% interest in CommonWealth/Cousins I, LLC, which owned the AT&T Wireless Services Headquarters building, an approximately 222,000 rentable square foot office building in suburban Los Angeles, California. Upon completion of the buyout, the venture's name was changed to Cousins/Cerritos I, LLC, which is 100% owned by the Company.
         In June 2001, Cerritos Corporate Center - Phase II, an approximately 105,000 rentable square foot office building in suburban Los Angeles, California, became fully operational for financial reporting purposes. In June 2001 and September 2001, Austin Research Park - Buildings III and IV, two approximately 174,000 and 184,000 rentable square foot office buildings in Austin, Texas, owned by CPI/FSP I, L.P. (see Note 5), became partially operational for financial reporting purposes, respectively.
         Retail Division. In February 2001, the Company sold Colonial Plaza
         ----------------
MarketCenter, an approximately 480,000 square foot retail center located in Orlando, Florida, for $54,000,000, which was approximately $10,779,000 over the cost of the center. Including depreciation recapture of approximately $6,264,000, the net gain on the sale was approximately $17,043,000.
         In April 2001, The Avenue Peachtree City, an approximately 167,000 square foot retail center in suburban Atlanta, Georgia, became partially operational for financial reporting purposes.
         Land Division. The Company is currently developing or has developed
         --------------
eight residential communities in suburban Atlanta, Georgia, including four in which development commenced in 1994, one in 1995, one in 1996, one in 2000 and one in 2001. These developments currently include land on which approximately 2,226 lots are being or were developed, of which 121, 217 and 292 lots were sold in 2001, 2000 and 1999, respectively. As of December 31, 2001, all of the lots in four of the eight residential communities had been sold.
         In November 1998, Temco Associates began development of the Bentwater residential community, which will consist of approximately 1,735 lots on approximately 1,290 acres (see Note 5). Temco Associates sold 233, 219 and 106 lots in 2001, 2000 and 1999, respectively.
         Financings. In May 2001, the Company completed the $28 million
         -----------
financing of Presidential MarketCenter. This non-recourse note payable has an interest rate of 7.65% and a maturity of May 2, 2011. In July 2001, the Company completed the $14 million financing of 600 University Park Place. This non-recourse note payable has an interest rate of 7.38% and a maturity of August 10, 2011. In November 2001, the Company completed the $49 million financing of 333 John Carlyle and 1900 Duke Street. This non-recourse note payable has an interest rate of 7% and a maturity of November 1, 2011. Also in November 2001, the Company completed the $32.5 million financing of 333 and 555 North Point Center East. This non-recourse note payable also has an interest rate of 7% and a maturity of November 1, 2011.
         On August 31, 2001, the Company renewed and modified its existing credit facility with Bank of America and Wachovia. Concurrently, the Company syndicated the facility increasing the number of banks providing the facility from two to eight. The amount available under the prior credit facility had been $150 million, which had been temporarily increased to $225 million. The amount available under the renewed and modified credit facility is $275 million, which expires August 31, 2004. The credit facility is unsecured and bears interest equal to the London Interbank Offering Rate ("LIBOR") plus a spread which is based on the ratio of total debt to total assets, as defined by the credit facility (see Note 4).
         Environmental Matters
         Under various federal, state and local laws, ordinances and regulations, an owner or operator of real estate is generally liable for the costs of removal or remediation of certain hazardous or toxic substances on or in such property. Such laws often impose liability without regard to whether the owner knew of, or was responsible for, the presence of such hazardous or toxic substances. The presence of such substances, or the failure to remediate such substances properly, may subject the owner to substantial liability and may adversely affect the owner's ability to develop the property or to borrow using such real estate as collateral. The Company is not aware of any environmental liability that the Company's management believes would have a material adverse effect on the Company's business, assets or results of operations.
         Certain environmental laws impose liability on a previous owner of property to the extent that hazardous or toxic substances were present during the prior ownership period. A transfer of the property does not relieve an owner of such liability. Thus, although the Company is not aware of any such situation, the Company may be liable in respect of properties previously sold.
         In connection with the development or acquisition of certain properties, the Company obtained Phase One environmental audits (which generally involve inspection without soil sampling or ground water analysis) from independent environmental consultants. The remaining properties (including most of the Company's land held for investment) have not been so examined. No assurance can be given that no environmental liabilities exist, that the reports reviewed all environmental liabilities, or that no prior owner created any material environmental condition not known to the Company.
         The Company believes that it and its properties are in compliance in all material respects with all federal, state and local laws, ordinances and regulations regarding hazardous or toxic substances.
         Competition
         Our properties compete for tenants with similar properties located in our markets primarily on the basis of location, rent charged, services provided and the design and condition of the facilities. We also compete with other REITs, financial institutions, pension funds, partnerships, individual investors and others when attempting to acquire and develop properties.
         Forward-Looking Statements
         Certain matters contained in this report are forward-looking statements within the meaning of the federal securities laws and are subject to uncertainties and risks. These include, but are not limited to, general and local economic conditions, local real estate conditions, the activity of others developing competitive projects, the cyclical nature of the real estate industry, interest rates, the Company's ability to obtain favorable financing or zoning, the environmental impact, and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission, including the Form 8-K filed on March 9, 2001. The words "believes," "expects," "estimates" and similar expressions are intended to identify forward-looking statements. Although the Company believes that its plans, intentions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such plans, intentions or expectations will be achieved. Such forward-looking statements are based on current expectations and speak only as of the date of such statements. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of future events, new information or otherwise.
         Subsequent Event
         On February 22, 2002, CSC Associates, L.P. completed a $150 million non-recourse mortgage note payable with an interest rate of 6.9575% and a maturity of March 1, 2012. This non-recourse mortgage note payable is secured by CSC's interest in the Bank of America Plaza building and related leases and agreements. CSC loaned the $150 million proceeds of the non-recourse mortgage note payable to the Company under a non-recourse loan (the "Cousins Loan") secured by the Company's interest in CSC under the same payment terms as those of the non-recourse mortgage note payable. The Company paid all costs of issuing the non-recourse mortgage note payable and the Cousins Loan, including a $750,000 fee to an affiliate of Bank of America Corporation.
         On March 15, 2002, $65,873,925 of the proceeds from this financing was used to pay off in full the existing collateralized non-recourse mortgage notes ("existing mortgage notes") (see Note 4). The $65,873,925 included $65,525,710 for the payoff of the principal balance as of February 15, 2002 (the last payment date of the existing mortgage notes) and $348,215 for accrued interest from February 15, 2002 through March 14, 2002. The existing non-recourse loan to CSC (see Note 4), which is secured by the Company's interest in CSC under the same payment terms as those of the existing mortgage notes, was also repaid in full.
         In connection with the prepayment in full of the existing mortgage notes, the Company paid a prepayment premium in the amount of $2,871,925. This prepayment premium of $2,871,295, along with the unamortized balance of closing costs paid by the Company related to the existing mortgage notes in the amount of $629,278, will be expensed as an Extraordinary Item in the Company's Consolidated Statements of Income in 2002.
         Executive Offices; Employees
         The Registrant's executive offices are located at 2500 Windy Ridge Parkway, Suite 1600, Atlanta, Georgia 30339-5683. At December 31, 2001, the Company employed 431 people.






Item 2.     Properties
----------------------
Table of Major Properties
         The following tables set forth certain information relating to major office, medical office and retail properties, stand alone retail lease sites, and land held for investment and future development in which the Company has a
10% or greater ownership interest. All information presented is as of December
31, 2001, except leasing information which is as of March 15, 2002. Dollars are stated in thousands.



                                                                         Percentage
Description,               Year                               Rentable     Leased      Average
 Location               Development               Company's  Square Feet    as of       2001
    and                  Completed    Venture     Ownership   and Acres   March 15,   Economic
 Zip Code               or Acquired   Partner     Interest    as Noted      2002      Occupancy
-----------             -----------   -------     --------   ----------- ----------   ---------
Office
------
Inforum
  Atlanta, GA
  30303-1032               1999          N/A         100%      990,000       97%         97%
                                                           4 Acres (2)






101 Independence Center
  Charlotte, NC
  28246-1000               1996          N/A         100%      526,000      97%         97%
                                                               2 Acres



Congress at Fourth
  Austin, TX
  78701-3619                (6)          N/A         100%      525,000    17%(6)        (6)
                                                               2 Acres

101 Second Street
  San Francisco, CA
  94105-3601               2000     Myers Second     100%(7)   387,000      98%         93%
                                   Street Company               1 Acre
                                         LLC

55 Second Street
  San Francisco, CA
  94105-3601                (6)       Myers Bay      100%(7)   379,000    88%(6)        (6)
                                  Area Company LLC              1 Acre




                                                                                   Adjusted
                                                                                   Cost and
                                                                                   Adjusted
                                                                                   Cost Less                  Debt
Description,                                                           Major      Depreciation               Maturity
 Location                   Major Tenants (lease                      Tenants'        and                      and
    and                      expiration/options                       Rentable    Amortization      Debt     Interest
 Zip Code                       expiration)                           Sq. Feet        (1)         Balance     Rate
-----------                 --------------------                      --------    ------------    -------    --------
Office
------
Inforum
  Atlanta, GA
  30303-1032                BellSouth Corporation (3)(2009)           277,744       $ 90,199      $      0        N/A
                            Georgia Lottery Corp. (2013)              127,827       $ 72,312
                            Lockwood Greene Engineers, Inc.           125,916
                              (2007/2012)
                            Co Space Services, LLC                    119,797
                              (2020/2025)
                            Turner Broadcasting (2006/2016)(4)         57,827
                            Sapient Corporation (2009/2019)            57,689



101 Independence Center
  Charlotte, NC
  28246-1000                Bank of America (3)                       359,327       $ 78,603       $ 45,864   12/1/07
                              (2008/2028)(5)                                        $ 62,969                    8.22%
                            Robinson Bradshaw & Hinson,                82,218
                              P.A. (2004/2009)
                            Ernst & Young LLP (2004)                   24,125



Congress at Fourth
  Austin, TX
  78701-3619                Jenkins & Gilchrist (2013)(6)              45,552(6)    $ 20,130       $      0       N/A
                            Winstead, Sechrest & Minick P.C.           37,000(6)       (6)
                              (2014/2024)(6)
101 Second Street
  San Francisco, CA
  94105-3601                Arthur Andersen LLP                       147,986       $ 98,007       $ 88,858   4/19/10
                              (2009/2014)                                           $ 89,674                    8.33%
                            Thelen, Reid & Priest                     135,919
                              (2012/2022)
55 Second Street
  San Francisco, CA
  94105-3601                Cable & Wireless (3)                      158,550(6)    $ 93,866       $      0       N/A
                              (2014/2019)(6)                                           (6)
                            Paul Hastings (2017/2027)(6)               68,382(6)
                            Fritz Companies (2012/2017)(6)             57,380(6)
                            Preston Gates (2010/2015)(6)               43,968(6)



                                                                         Percentage
Description,               Year                               Rentable     Leased      Average
 Location               Development               Company's  Square Feet    as of       2001
    and                  Completed    Venture     Ownership   and Acres   March 15,   Economic
 Zip Code               or Acquired   Partner     Interest    as Noted      2002      Occupancy
-----------             -----------   -------     --------   ----------- ----------   ---------
Office (Continued)
------------------
AT&T Wireless Services
  Headquarters
  Suburban Los Angeles, CA
  90703-8573               1999          N/A         100%       222,000     100%        100%
                                                            6 Acres (8)
Cerritos Corporate Center -
  Phase II
  Suburban Los Angeles, CA
  90703-8573               2001          N/A         100%       105,000     100%       54%(9)
                                                            3 Acres (8)
The Points at Waterview
  Suburban Dallas, Texas
  75080-1472               2000          N/A         100%       201,000      50%         73%
                                                          15 Acres (10)
Lakeshore Park Plaza
  Birmingham, AL
  35209-6719               1998     Daniel Realty    100%(7)    190,000      81%         84%

600 University Park Place
  Birmingham, AL
  35209-6774               2000     Daniel Realty    100%(7)    123,000      95%         93%
                                      Company                  10 Acres

333 John Carlyle
  Suburban Washington, D.C.
  22314-5745               1999          N/A         100%       153,000      93%         93%
                                                                 1 Acre

1900 Duke Street
  Suburban Washington, D.C.
  22314-5745               2000          N/A         100%        97,000     100%         93%
                                                                 1 Acre


333 North Point Center East
  Suburban Atlanta, GA
  30022-8274               1998          N/A         100%       129,000     100%        100%
                                                                9 Acres



                                                                                   Adjusted
                                                                                   Cost and
                                                                                   Adjusted
                                                                                   Cost Less                   Debt
Description,                                                           Major      Depreciation                Maturity
 Location                   Major Tenants (lease                      Tenants'        and                       and
    and                      expiration/options                       Rentable    Amortization      Debt      Interest
 Zip Code                       expiration)                           Sq. Feet        (1)         Balance      Rate
-----------                 --------------------                      --------    ------------    -------     --------
Office (Continued)
------------------
AT&T Wireless Services
  Headquarters
  Suburban Los Angeles, CA
  90703-8573                AT&T Wireless Services                    222,000       $ 56,212      $      0         N/A
                                (2014/2029)                                         $ 50,794
Cerritos Corporate Center -
  Phase II
  Suburban Los Angeles, CA
  90703-8573                AT&T Wireless Services                    105,000       $ 19,184      $      0         N/A
                              (2011/2021)                                           $ 18,743
The Points at Waterview
  Suburban Dallas, Texas
  75080-1472                Cisco Systems, Inc. (2005/2010)            64,897       $ 25,747      $      0         N/A
                            XY Bridge (2005)                           17,942       $ 24,329
Lakeshore Park Plaza
  Birmingham, AL
  35209-6719                Infinity Insurance (2005/2015)            107,293       $ 15,791      $ 10,300     11/1/08
                                                                                    $ 14,217                     6.78%
600 University Park Place
  Birmingham, AL
  35209-6774                Southern Company, Inc. (3)                 41,961        $ 20,229      $ 13,957     8/10/11
                              (2005/2011)                                            $ 18,328                     7.38%
                            Southern Progress (2006)                   25,465
333 John Carlyle
  Suburban Washington, D.C.
  22314-5745                A.T. Kearney (2009/2019)                   94,115        $ 29,015      $ 48,960(11) 11/1/11
                                                                                     $ 25,979                     7.00%
                                                                                                                   (11)
1900 Duke Street
  Suburban Washington, D.C.
  22314-5745                Municipal Securities Rulemaking            47,556        $ 23,998        (11)          (11)
                               Board (2016/2026)                                     $ 22,933
                            American Society of Clinical               36,247
                              (2010/2015)
333 North Point Center East
  Suburban Atlanta, GA
  30022-8274                Alltel Telecom Information                 48,559        $ 13,358      $ 32,460(12) 11/1/11
                            Services, Inc. (2003)                                    $ 10,235                     7.00%
                            J.C. Bradford (2005/2010)                  22,222                                      (12)




                                                                         Percentage
Description,               Year                               Rentable     Leased      Average
 Location               Development               Company's  Square Feet    as of       2001
    and                  Completed    Venture     Ownership   and Acres   March 15,   Economic
 Zip Code               or Acquired   Partner     Interest    as Noted      2002      Occupancy
-----------             -----------   -------     --------   ----------- ----------   ---------
Office (Continued)
------------------
555 North Point Center East
  Suburban Atlanta, GA
  30022-8274               2000          N/A         100%      152,000      91%         94%
                                                              10 Acres
615 Peachtree Street
  Atlanta, GA
  30308-2312               1996          N/A         100%      148,000      91%         95%
                                                               2 Acres
One Georgia Center
  Atlanta, GA
  30308-3619               2000    Prudential (3)  88.50%(7)   363,000      90%         93%
                                                3 Acres (14)
Wildwood Office Park,
  Atlanta, GA:
   2300 Windy
   Ridge Parkway
   30339-5671              1987          IBM          50%      635,000      99%         99%
                                                              12 Acres










   2500 Windy
   Ridge Parkway
   30339-5683              1985          IBM          50%      315,000      94%         98%
                                                               8 Acres


   3200 Windy
   Hill Road
   30339-5609              1991          IBM          50%      687,000     100%        100%
                                                              15 Acres



                                                                                   Adjusted
                                                                                   Cost and
                                                                                   Adjusted
                                                                                   Cost Less                   Debt
Description,                                                           Major      Depreciation                Maturity
 Location                   Major Tenants (lease                      Tenants'        and                       and
    and                      expiration/options                       Rentable    Amortization      Debt      Interest
 Zip Code                       expiration)                           Sq. Feet        (1)         Balance      Rate
-----------                 --------------------                      --------    ------------    -------     --------
Office (Continued)
------------------
555 North Point Center East
  Suburban Atlanta, GA
  30022-8274                Regus Business Centre                      89,688       $ 16,920         (12)          (12)
                              (2011/2016)(13)                                       $ 15,127
615 Peachtree Street
  Atlanta, GA
  30308-2312                Wachovia (3)(2004/2007)                    50,073       $ 13,435      $      0          N/A
                                                                                    $ 10,196
One Georgia Center
  Atlanta, GA
  30308-3619                Norfolk & Southern (2004/2014)             91,425       $ 40,217      $      0          N/A
                            SouthTrust Bank (2004/2019)                80,895       $ 38,242
Wildwood Office Park,
  Atlanta, GA:
   2300 Windy
   Ridge Parkway
   30339-5671               Manhattan Associates, LLC                 128,369       $ 84,073      $ 60,514      12/1/05
                              (2008/2013)(15)                                       $ 48,773                      7.56%
                            Computer Associates                        74,255
                              (2005/2010)(15)
                            Profit Recovery Group                      72,191
                              (2005/2010)(16)
                            Financial Services Corporation             61,372
                              (2006/2011)
                            Life Office Management Associates          57,692
                              (2005/2010)(15)
                            DocuCorp (2002/2007)(16)                   55,396
                            Chevron USA (2005)                         45,967
   2500 Windy
   Ridge Parkway
   30339-5683               Coca-Cola Enterprises Inc.                 187,251      $ 32,247      $ 21,728     12/15/05
                              (2003/2008)                                           $ 17,379                      7.45%
                            Cousins Properties Incorporated             43,888
                              (2003)
   3200 Windy
   Hill Road
   30339-5609               IBM (2006/2011)                            421,489      $ 89,462      $ 65,950       1/1/07
                            PriceWaterhouseCoopers                      69,348      $ 57,680                      8.23%
                              (2009/2014)
                            General Electric (2003)                     65,947
                            W.H. Smith Inc. (2012/2017)                 41,858




                                                                         Percentage
Description,               Year                               Rentable     Leased      Average
 Location               Development               Company's  Square Feet    as of       2001
    and                  Completed    Venture     Ownership   and Acres   March 15,   Economic
 Zip Code               or Acquired   Partner     Interest    as Noted      2002      Occupancy
-----------             -----------   -------     --------   ----------- ----------   ---------
Office (Continued)
------------------
   4100 and 4300
   Wildwood Parkway
   30339-8400              1996          IBM          50%      250,000     100%        100%
                                                              13 Acres

   4200 Wildwood Parkway
   30339-8402              1997          IBM          50%      260,000     100%        100%
                                                               8 Acres
   3301 Windy Ridge
   Parkway
   30339-5685              1984          N/A         100%      107,000     100%        100%
                                                              10 Acres
   3100 Windy Hill
   Road
   30339-5605              1983          N/A         100%(18)  188,000     100%        100%
                                                              13 Acres
Bank of America Plaza
  Atlanta, GA
  30308-2214               1992  Bank of America (3)  50%    1,261,000     100%        100%
                                                               4 Acres




  Charlotte, NC
  28202-1125               2001  Bank of America (3)  50%(7) 1,065,000     100%         (7)
                                                               8 Acres
The Pinnacle
  Atlanta, GA
  30326-1234               1999         LORET         50%      424,000      98%         98%
                                 Holdings, L.L.L.P.            4 Acres


Two Live Oak Center
  Atlanta, GA
  30326-1234               1997         LORET         50%      279,000     100%         98%
                                 Holdings, L.L.L.P.            2 Acres



                                                                                   Adjusted
                                                                                   Cost and
                                                                                   Adjusted
                                                                                   Cost Less                   Debt
Description,                                                           Major      Depreciation                Maturity
 Location                   Major Tenants (lease                      Tenants'        and                       and
    and                      expiration/options                       Rentable    Amortization      Debt      Interest
 Zip Code                       expiration)                           Sq. Feet        (1)         Balance      Rate
-----------                 --------------------                      --------    ------------    -------     --------
Office (Continued)
------------------
Office (Continued)
   4100 and 4300
   Wildwood Parkway
   30339-8400               Georgia-Pacific                           250,000       $ 30,698      $ 27,720       4/1/12
                              Corporation (2012/2017)                               $ 25,068                      7.65%
                              (17)
   4200 Wildwood Parkway
   30339-8402               General Electric (3)(2014/2024)           260,000       $ 39,503      $ 41,882      3/31/14
                                                                                    $ 34,898                      6.78%
   3301 Windy Ridge
   Parkway
   30339-5685               Indus International, Inc.                 107,000       $ 11,900      $      0          N/A
                             (2012/2017)                                            $  6,350
   3100 Windy Hill
   Road
   30339-5605               IBM (2006)                                188,000       $ 17,005(18)  $      0          N/A
                                                                                    $ 13,604(18)
Bank of America Plaza
  Atlanta, GA
  30308-2214                Bank of America (3)(2012/2042)            572,742       $224,205      $      0(20)      N/A
                            Troutman Sanders (2007/2017)              224,181       $158,278
                            Ernst & Young LLP                         211,211
                              (2007/2017)(19)
                            Paul Hastings (2012/2017)(19)              92,224
                            Hunton & Williams (2004/2009)              91,103
Gateway Village
  Charlotte, NC
  28202-1125                Bank of America (3)(2016/2035)          1,065,000      $194,916       $189,370      12/1/16
                                                                                   $189,623                       6.41%
The Pinnacle
  Atlanta, GA
  30326-1234                Merrill Lynch (2010/2011)                  72,866      $ 92,670       $ 68,556     12/31/09
                            A.T. Kearney (2009/2019)                   47,866      $ 79,792                       7.11%
                            UBS PaineWebber                            47,738
                              (2013/2018)(21)
Two Live Oak Center
  Atlanta, GA
  30326-1234                SYNAVANT Inc. (2007/2017)                  75,484      $ 49,129       $ 28,874       9/1/07
                            Chubb & Son, Inc. (3)(22)                  48,520      $ 38,041                       7.90%








                                                                         Percentage
Description,               Year                               Rentable     Leased      Average
 Location               Development               Company's  Square Feet    as of       2001
    and                  Completed    Venture     Ownership   and Acres   March 15,   Economic
 Zip Code               or Acquired   Partner     Interest    as Noted      2002      Occupancy
-----------             -----------   -------     --------   ----------- ----------   ---------
Office (Continued)
------------------
1155 Perimeter Center West
  Atlanta, GA
  30338-5416               2001   J. P. Morgan (3)    50%      362,000     100%        100%
                                                               6 Acres

Ten Peachtree Place
  Atlanta, GA
  30309-3814               1991     Coca-Cola (3)     50%(7)   260,000      16%         93%
                                                               5 Acres

John Marshall-II
  Suburban Washington, D.C.
  22102-3802               1996  CarrAmerica Realty   50%      224,000     100%        100%
                                   Corporation (3)             3 Acres
Austin Research Park -
  Building III
  Austin, TX
  78759-2314               2001     CommonWealth      50%      174,000     100%         48%(25)
                                    Pacific, LLC               4 Acres
                                     and CalPERS
Austin Research Park -
  Building IV
  Austin, TX
  78759-2314               2001     CommonWealth      50%      184,000     100%         23%(25)
                                    Pacific, LLC               7 Acres
                                     and CalPERS
First Union Tower
  Greensboro, NC
  27401-2167               1990    Prudential (3)  11.50%(7)   322,000      83%         87%
                                                                1 Acre


Grandview II
  Birmingham, AL
  35243-1930               1998    Prudential (3)  11.50%(7)   149,000     100%        100%
                                                               8 Acres

100 North Point Center East
  Suburban Atlanta, GA
  30022-4885               1995    Prudential (3)  11.50%(7)   128,000      87%         93%
                                                               7 Acres



                                                                                   Adjusted
                                                                                   Cost and
                                                                                   Adjusted
                                                                                   Cost Less                   Debt
Description,                                                           Major      Depreciation                Maturity
 Location                   Major Tenants (lease                      Tenants'        and                       and
    and                      expiration/options                       Rentable    Amortization      Debt      Interest
 Zip Code                       expiration)                           Sq. Feet        (1)         Balance      Rate
-----------                 --------------------                      --------    ------------    -------     --------
Office (Continued)
------------------
1155 Perimeter Center West
  Atlanta, GA
  30338-5416                Mirant Corporation (2015)               360,395         $ 58,451      $      0         N/A
                                                                                    $ 55,501
Ten Peachtree Place
  Atlanta, GA
  30309-3814                Domtar (2006)(23)                        40,633         $ 25,056      $ 15,228 12/31/08(24)
                                                                                    $ 19,223                      LIBOR
                                                                                                                + 0.75%
John Marshall-II
  Suburban Washington, D.C.
  22102-3802                Booz-Allen & Hamilton                   224,000         $ 27,761      $ 20,418       4/1/13
                              (2011/2016)                                           $ 21,680                      7.00%
Austin Research Park -
  Building III
  Austin, TX
  78759-2314                Charles Schwab & Co., Inc.              174,000         $ 24,487      $      0          N/A
                              (2012/2032)                                           $ 24,129

Austin Research Park -
  Building IV
  Austin, TX
  78759-2314                Charles Schwab & Co., Inc.              184,000         $ 25,895      $      0          N/A
                              (2012/2032)                                           $ 25,515

First Union Tower
  Greensboro, NC
  27401-2167                Smith Helms Mullis &                     70,360         $ 53,726      $      0          N/A
                              Moore (2010/2015)                                     $ 39,574
                            First Union Bank (3)                     62,622
                              (2009/2019)
Grandview II
  Birmingham, AL
  35243-1930                Fortis Benefits Insurance                69,652         $ 23,097      $      0          N/A
                              Company (2005/2011)(26)
                            Daniel Realty Company (2008)             23,440         $ 18,454

100 North Point Center East
  Suburban Atlanta, GA
  30022-4885                Schweitzer-Mauduit                       32,696         $ 25,198      $ 24,744(28)   8/1/07
                              International, Inc. (2007/2012)                       $ 17,687                      7.86%
                            Conseco Finance Inc. (2002)(27)          21,914                                        (28)






                                                                         Percentage
Description,               Year                               Rentable     Leased      Average
 Location               Development               Company's  Square Feet    as of       2001
    and                  Completed    Venture     Ownership   and Acres   March 15,   Economic
 Zip Code               or Acquired   Partner     Interest    as Noted      2002      Occupancy
-----------             -----------   -------     --------   ----------- ----------   ---------
Office (Continued)
------------------
200 North Point Center East
   Suburban Atlanta, GA
   30022-4885              1996    Prudential (3)  11.50%(7)   130,000      54%         82%
                                                               9 Acres


Medical Office
--------------
Northside/Alpharetta I
  Suburban Atlanta, GA
  30005-3707               1998          N/A         100%      103,000      95%         98%
                                                           1 Acre (29)
Northside/Alpharetta II
  Suburban Atlanta, GA
  30005-3707               1999          N/A         100%      198,000      78%         70%
                                                          2 Acres (29)
Meridian Mark Plaza
  Atlanta, GA
  30342-1613               1999          N/A         100%      161,000      96%         94%
                                                               3 Acres



AtheroGenics
  Suburban Atlanta, GA
  30004-2148               1999          N/A         100%       50,000     100%        100%
                                                               4 Acres
Emory Crawford Long Medical
  Office Tower
  Atlanta, GA
  30308-9999                (6)   Emory University    50%      358,000    72%(6)        (6)
                                                                  (33)
Presbyterian Medical Plaza
  at University
  Charlotte, NC
  28233-3549               1997    Prudential (3)  11.50%(7)    69,000     100%        100%
                                                           1 Acre (34)


                                                                                   Adjusted
                                                                                   Cost and
                                                                                   Adjusted
                                                                                   Cost Less                   Debt
Description,                                                           Major      Depreciation                Maturity
 Location                   Major Tenants (lease                      Tenants'        and                       and
    and                      expiration/options                       Rentable    Amortization      Debt      Interest
 Zip Code                       expiration)                           Sq. Feet        (1)         Balance      Rate
-----------                 --------------------                      --------    ------------    -------     --------
Office (Continued)
------------------
200 North Point Center East
   Suburban Atlanta, GA
   30022-4885               APAC Teleservices, Inc.                  22,409         $ 21,797        (28)          (28)
                              (2004/2009)                                           $ 15,883
                            Motorola, Inc. (2003)                    22,492
                            Dean Witter (2007)                       15,709
Medical Office
--------------
Northside/Alpharetta I
  Suburban Atlanta, GA
  30005-3707                Northside Hospital (3)(2013)(30)         49,908         $ 15,795      $ 10,082      1/1/06
                                                                                    $ 13,544                     7.70%
Northside/Alpharetta II
  Suburban Atlanta, GA
  30005-3707                Northside Hospital (3)(2019)(31)         75,342         $ 18,093      $      0         N/A
                                                                                    $ 16,554
Meridian Mark Plaza
  Atlanta, GA
  30342-1613                Northside Hospital (3)                   51,054         $ 26,037      $ 25,194     10/1/10
                              (2013/2023)(32)                                       $ 22,967                     8.27%
                            Scottish Rite Hospital for               29,556
                            Crippled Children, Inc.
                              (2003/2008)
AtheroGenics
  Suburban Atlanta, GA
  30004-2148                AtheroGenics (2019/2029)                 50,000         $  7,691      $      0         N/A
                                                                                    $  6,262
Emory Crawford Long Medical
  Office Tower
  Atlanta, GA
  30308-9999                Emory University                        133,958(6)      $ 38,466      $      0          N/A
                              (2017/2047)(6)                                           (6)
Presbyterian Medical Plaza
  at University
  Charlotte, NC
  28233-3549                Novant Health, Inc.                      63,862         $  8,614      $      0          N/A
                              (2012/2027)(35)                                       $  7,320






                                                                         Percentage
Description,               Year                               Rentable     Leased      Average
 Location               Development               Company's  Square Feet    as of       2001
    and                  Completed    Venture     Ownership   and Acres   March 15,   Economic
 Zip Code               or Acquired   Partner     Interest    as Noted      2002      Occupancy
-----------             -----------   -------     --------   ----------- ----------   ---------
Retail Centers
--------------
Presidential MarketCenter
  Suburban
   Atlanta, GA
   30278-2149           1994, 1996       N/A         100%      490,000      98%         98%
                         and 2000                             66 acres    overall       of
                                                              of which      98%       Company
                                                               374,000  of Company     owned
                                                          and 49 acres     owned
                                                             are owned
                                                                by the
                                                               Company


The Avenue of the Peninsula
  Rolling Hills Estates, CA
  90274-3664               2000          N/A         100%      371,000      89%         75%
                                                              14 Acres



Perimeter Expo
  Atlanta, GA
  30338-1519               1993          N/A         100%      291,000      95%         95%
                                                              19 acres    overall       of
                                                              of which    92% of      Company
                                                           176,000 and    Company      owned
                                                          10 acres are     owned
                                                              owned by
                                                           the Company
The Avenue East Cobb
  Suburban Atlanta, GA
  30062-8197               1999          N/A         100%      225,000      97%         99%
                                                             30 Acres



Salem Road Station
  Suburban Atlanta, GA
  30016-1863               2000          N/A         100%       67,000      83%         82%
                                                              13 Acres

                                                                                   Adjusted
                                                                                   Cost and
                                                                                   Adjusted
                                                                                   Cost Less                   Debt
Description,                                                           Major      Depreciation                Maturity
 Location                   Major Tenants (lease                      Tenants'        and                       and
    and                      expiration/options                       Rentable    Amortization      Debt      Interest
 Zip Code                       expiration)                           Sq. Feet        (1)         Balance      Rate
-----------                 --------------------                      --------    ------------    -------     --------
Retail Centers
--------------
Presidential MarketCenter
  Suburban
   Atlanta, GA
   30278-2149               Target (36)                                N/A          $ 29,579      $ 27,895      5/2/11
                            Publix Super Market                     56,146          $ 24,796                     7.65%
                              Company (2019/2044)
                            Carmike Cinemas (3)(2023/2033)          44,565
                            Bed, Bath & Beyond (2008/2024)          35,127
                            T.J. Maxx (2004/2014)                   32,000
                            Office Depot, Inc. (2011/2026)          31,628
                            Ross (2012/2032)                        30,464
                            Marshalls (2010/2025)                   30,000
                            Gap (2006/2016)                         12,000
The Avenue of the Peninsula
  Rolling Hills Estates, CA
  90274-3664                Regal Cinema (2015/2030)                55,673          $ 88,694      $      0         N/A
                            Saks & Company (2019/2049)              42,404          $ 83,049
                            Restoration Hardware (2010/2020)        11,000
                            Banana Republic (3)(2006/2015)           9,705
                            Gap (2006/2015)                          9,000
Perimeter Expo
  Atlanta, GA
  30338-1519                The Home Depot Expo (36)                   N/A          $ 19,816      $ 20,088     8/15/05
                            Marshalls (2014/2029)                   36,598          $ 16,420                     8.04%
                            Best Buy (2014/2029)                    36,000
                            Linens `N Things (2014/2024)            30,351
                            Office Max (2013/2033)                  23,500
                            Gap's Old Navy Store                    13,939
                              (2007/2012)
The Avenue East Cobb
  Suburban Atlanta, GA
  30062-8197                Borders, Inc. (2015/2030)               24,882          $ 41,024      $ 38,592      8/1/10
                            Bed, Bath & Beyond (2010/2025)          21,007          $ 35,612                     8.39%
                            Gap (2005/2015)                         19,434
                            Talbot's (2010/2020)                    12,905
                            Pottery Barn (3)(2006/2012)             10,000
                            Banana Republic (3)(2005/2015)           8,009
Salem Road Station
  Suburban Atlanta, GA
  30016-1863                Publix Super Market (2020/2050)         44,270          $  6,553      $      0        N/A
                                                                                    $  6,309





                                                                         Percentage
Description,               Year                               Rentable     Leased      Average
 Location               Development               Company's  Square Feet    as of       2001
    and                  Completed    Venture     Ownership   and Acres   March 15,   Economic
 Zip Code               or Acquired   Partner     Interest    as Noted      2002      Occupancy
-----------             -----------   -------     --------   ----------- ----------   ---------
Retail Centers (Continued)
--------------------------
Mira Mesa MarketCenter
  Suburban San Diego, CA
  92126-2960               2000    Prudential (3)  88.50%(7)   447,000     100%         98%
                                                              40 Acres






The Avenue Peachtree City
  Suburban Atlanta, GA
  30269-3120               2001    Prudential (3)  88.50%(7)   167,000      72%         46%(37)
                                                              18 Acres

The Shops at World Golf Village
  St. Augustine, FL
  32092-2724               1999   W.C. Bradley Co.    50%       80,000      64%         52%
                                                               3 Acres
North Point MarketCenter
  Suburban Atlanta, GA
  30202-4889             1994/1995 Prudential (3)  11.50%(7)   517,000     100%        100%
                                                         60 Acres (38)
                                                              of which
                                                           401,000 and
                                                          49 acres are
                                                              owned by
                                                            CP Venture
                                                               Two LLC






                                                                                   Adjusted
                                                                                   Cost and
                                                                                   Adjusted
                                                                                   Cost Less                   Debt
Description,                                                           Major      Depreciation                Maturity
 Location                   Major Tenants (lease                      Tenants'        and                       and
    and                      expiration/options                       Rentable    Amortization      Debt      Interest
 Zip Code                       expiration)                           Sq. Feet        (1)         Balance      Rate
-----------                 --------------------                      --------    ------------    -------     --------
Retail Centers (Continued)
--------------------------
Mira Mesa MarketCenter
  Suburban San Diego, CA
  92126-2960                Home Depot (2020/2045)                  105,764         $ 50,221      $     0          N/A
                            Edwards Theaters (2020/2035)             94,041         $ 48,046
                            Albertsons (2020/2060)                   55,489
                            Ross (2011/2026)                         30,187
                            Barnes & Noble Superstores, Inc.         26,566
                              (2015/2030)
                            Gap's Old Navy Store (2005/2015)         22,529
                            Long's Drugs (2021/2041)                 21,018
The Avenue Peachtree City
  Suburban Atlanta, GA
  30269-3120                Gap (2012/2022)                          10,822         $ 27,588      $      0          N/A
                            Banana Republic (3)(2012/2022)            8,015         $ 26,836
                            Rack Room Shoes (2008/2015)               6,720
The Shops at World Golf Village
  St. Augustine, FL
  32092-2724                Bradley Specialty Retailing,             31,044         $ 13,036      $      0          N/A
                              Inc. (2013/2023)                                      $ 11,754
North Point MarketCenter
  Suburban Atlanta, GA
  30202-4889                Target (36)                                 N/A         $ 56,882      $ 27,037      7/15/05
                            Babies "R" Us (2011/2031)                50,275         $ 49,923                      8.50%
                            Media Play (2010/2025)                   48,884
                            Marshalls (2010/2025)                    40,000
                            Rhodes (2011/2021)                       40,000
                            Linens `N Things (2005/2025)             35,000
                            United Artists (2014/2034)               34,733
                            Circuit City (2015/2030)                 33,420
                            PETsMART (2009/2029)                     25,465
                            Gap's Old Navy Store                     20,000
                              (2006/2011)






                                                                         Percentage
Description,               Year                               Rentable     Leased      Average
 Location               Development               Company's  Square Feet    as of       2001
    and                  Completed    Venture     Ownership   and Acres   March 15,   Economic
 Zip Code               or Acquired   Partner     Interest    as Noted      2002      Occupancy
-----------             -----------   -------     --------   ----------- ----------   ---------
Retail Centers (Continued)
--------------------------
Greenbrier MarketCenter
  Chesapeake, VA
  23327-2840               1996    Prudential (3)  11.50%(7)   493,000     100%        100%
                                                              44 Acres








Los Altos MarketCenter
  Long Beach, CA
  90815-3126               1996    Prudential (3)  11.50%(7)   258,000     100%        100%
                                                           19 Acres of
                                                         which 157,000
                                                          and 17 Acres
                                                          are owned by
                                                            CP Venture
                                                               Two LLC
Mansell Crossing Phase II
  Suburban Atlanta, GA
  30202-4822               1996    Prudential (3)  11.50%(7)   103,000     100%        100%
                                                              13 Acres

Stand Alone Retail Sites Adjacent to Company's Office and Retail Projects
-------------------------------------------------------------------------
Wildwood Office Park
  Suburban Atlanta, GA
  30339-5671             1985-1993       IBM          50%     14 Acres      86%         93%


                                                                                   Adjusted
                                                                                   Cost and
                                                                                   Adjusted
                                                                                   Cost Less                   Debt
Description,                                                           Major      Depreciation                Maturity
 Location                   Major Tenants (lease                      Tenants'        and                       and
    and                      expiration/options                       Rentable    Amortization      Debt      Interest
 Zip Code                       expiration)                           Sq. Feet        (1)         Balance      Rate
-----------                 --------------------                      --------    ------------    -------     --------
Retail Centers (Continued)
--------------------------
Greenbrier MarketCenter
  Chesapeake, VA
  23327-2840                Target (2016/2046)                      117,220         $ 51,340      $      0         N/A
                            Harris Teeter, Inc. (2016/2036)          51,806         $ 45,451
                            Best Buy (2015/2030)                     45,106
                            Bed, Bath & Beyond (2012/2027)           40,484
                            Babies "R" Us (2006/2021)                40,000
                            Stein Mart, Inc. (2006/2026)             36,000
                            Barnes & Noble Superstores,              29,974
                              Inc. (2012/2022)
                            PETsMART (2011/2031)                     26,040
                            Office Max (2011/2026)                   23,484
                            Gap's Old Navy Store (2007)              14,000
Los Altos MarketCenter
  Long Beach, CA
  90815-3126                Sears (36)                                  N/A         $ 32,807      $      0         N/A
                            Circuit City (3)(2017/2037)              38,541         $ 29,493
                            Borders, Inc. (2017/2037)                30,000
                            Bristol Farms (3)(2012/2032)             28,200
                            CompUSA, Inc. (2011/2021)                25,620
                            Sav-on Drugs (3)(2016/2036)              16,914

Mansell Crossing Phase II
  Suburban Atlanta, GA
  30202-4822                Bed Bath & Beyond (2012/2027)            40,787         $ 12,499      $      0         N/A
                            Goody's Family Clothing,                 32,144         $ 11,207
                              Inc. (2009/2027)
                            Rooms To Go (2016/2036)                  21,000

Stand Alone Retail Sites Adjacent to Company's Office and Retail Projects
-------------------------------------------------------------------------
Wildwood Office Park
  Suburban Atlanta, GA
  30339-5671                 N/A                                        N/A         $  8,627     $       0          N/A
                                                                                    $  6,680
North Point
  Suburban Atlanta, GA
  30202-4885                 N/A                                        N/A         $  3,692     $       0          N/A
                                                                                    $  3,520
---------------------

(1) Cost as shown in the accompanying table includes deferred leasing and financing costs and other related assets. For each of the following projects: 2300 and 2500 Windy Ridge Parkway, 3200 Windy Hill Road, 4100 and 4300 Wildwood Parkway, 4200 Wildwood Parkway and Wildwood Stand Alone Retail Lease Sites, the cost shown is what the cost would be if Wildwood Associates' land cost were adjusted downward to the Company's lower basis in the land it contributed to Wildwood Associates.
(2) Approximately .18 acres of the total 4 acres of land at Inforum is under a ground lease expiring 2068.
(3)   Actual tenant or venture partner is affiliate of entity shown.
(4) Turner Broadcasting has the right to terminate its lease in 2002 upon payment of a significant cancellation penalty.
(5) 103,656 square feet of this lease of 101 Independence Center expires in 2010. Additionally, the tenant has the right to terminate increments of space each year beginning in 2005 with 18 months notice.
(6) Project was under construction and/or in lease-up as of December 31, 2001. In certain situations, lease expiration dates are based upon estimated commencement dates and square footage is estimated.
(7) See "Major Properties" - "101 Second Street," " 55 Second Street," "Cousins/Daniel, LLC," "One Georgia Center," "Charlotte Gateway Village, LLC," "Ten Peachtree Place," "CP Venture Two LLC," and "CP Venture Two LLC and CP Venture Three LLC" where these ventures' preferences and/or terms are discussed.
(8) AT&T Wireless Services Headquarters and Cerritos Corporate Center - Phase II are located on a total of 9 acres which are subject to a ground lease expiring in 2034, with an option to renew through 2087.
(9) Cerritos Corporate Center - Phase II became fully operational for financial reporting purposes in June 2001. Thus, economic occupancy does not include a full year of operations.
(10) Acreage includes a parcel of land upon which an approximately 60,000 rentable square foot building can be developed.
(11) 333 John Carlyle and 1900 Duke Street were financed together as one non-recourse mortgage note payable.
(12) 333 North Point Center East and 555 North Point Center East were financed together as one non-recourse mortgage note payable.
(13) 44,844 square feet of this lease of 555 North Point Center East expires in 2009, with an option to extend the lease to 2014.
(14) Acreage includes a parcel of land upon which an approximately 288,000 rentable square foot building can be developed.
(15) 5,448 square feet of the Manhattan Associates lease expires in 2005, 11,103 square feet of the Computer Associates lease expires in 2003 and 7,208 square feet of the Life Office Management Associates lease expires in 2008.
(16) Notice of non-renewal has been received from DocuCorp and on 9,615 square feet of the Profit Recovery Group lease of 2300 Windy Ridge Parkway.
(17) Georgia-Pacific Corporation has the right to terminate its lease in 2007, upon payment of a significant cancellation penalty. Additionally, Georgia-Pacific Corporation has the option to purchase the building on its lease expiration date for a price of $33,750,000
(18) See "Major Properties" - "Wildwood Office Park" where the accounting for the 3100 Windy Hill Road Building is discussed.
(19) Ernst & Young LLP has a cancellation right on 23,036 square feet of this lease of Bank of America Plaza in 2003, if notice is received in 2002, and Paul Hastings has a cancellation right on 12,812 square feet and 20,574 square feet of this lease of Bank of America Plaza in 2005 and 2006, respectively.
(20) See "Major Properties" - "Bank of America Plaza" and "Subsequent Event" where debt on Bank of America Plaza is discussed.
(21) UBS PaineWebber has the right to terminate its lease in 2008, upon payment of a significant cancellation penalty.
(22) Chubb & Son, Inc. has a cancellation right on 3,000 square feet of this lease of Two Live Oak Center in 2002.
(23) 7,913 square feet of this lease of Ten Peachtree Place expires in 2002. Additionally, Domtar has the right to terminate its lease in 2004 with six months notice.
(24) In December 2001, the Ten Peachtree Place mortgage note was extended in accordance with the terms of the mortgage note to December 31, 2008, and its interest rate changed from 8% to a floating rate of LIBOR + 0.75%.
(25) Austin Research Park - Buildings III and IV became partially operational for financial reporting purposes in June 2001 and September 2001, respectively. Thus, economic occupancy does not include a full year of operations.
(26) Fortis Benefits Insurance Company has a cancellation right on 13,052 square feet of this lease of Grandview II in 2003.
(27) Notice of non-renewal has been received from Conseco Finance Inc. at 100 North Point Center East.
(28) 100 North Point Center East and 200 North Point Center East were financed together as one non-recourse mortgage note payable.
(29) Northside/Alpharetta I and II are located on 1 acre and 2 acres subject to ground leases, which expire in 2058 and 2060, respectively.
(30) 4,716 square feet, 12,532 square feet and 4,716 square feet of this lease of Northside/Alpharetta I expire in 2005, 2009 and 2011, respectively.
(31) 17,444 square feet and 10,754 square feet of this lease of Northside/Alpharetta II expire in 2009 and 2011, respectively.
(32)  8,718 square feet of this lease of Meridian Mark Plaza expires in 2008.
(33) Emory Crawford Long Medical Office Tower is being developed on top of a building within the Crawford Long Hospital campus. The Company has received a fee simple interest in the air rights above this building in order to develop the medical office tower.
(34) Presbyterian Medical Plaza at University is located on 1 acre which is subject to a ground lease expiring in 2057.
(35) Novant Health, Inc. has the option to renew 23,359 square feet of this lease of Presbyterian Medical Plaza at University through 2027, with the option to renew the balance through 2022.
(36)  This anchor tenant owns its own space.
(37) The Avenue Peachtree City became partially operational for financial reporting purposes in April 2001. Thus, economic occupancy does not include a full year of operations.
(38) North Point MarketCenter includes approximately 4 outparcels which are ground leased to freestanding users.



Land Held for Investment and Future Development (excluding Retail Outparcels)

                                                         Developable              Company's     Adjusted
                                                          Land Area Joint Venture Ownership       Cost         Debt
Description, Location and Zoned Use        Year Acquired (Acres)(1)    Partner    Interest  ($ in thousands) Balances
-----------------------------------        ------------- ---------- ------------- --------- ---------------- --------

Wildwood Office Park
   Suburban Atlanta, Georgia
     Office and Commercial                  1971-1989        123         N/A         100%       $ 5,984        $  0
     Office and Commercial                  1971-1982         34         IBM          50%       $10,026(2)     $  0

North Point Land
   (Georgia Highway 400 & Haynes Bridge Road) (3)
   Suburban Atlanta, Georgia
     Office and Commercial - East           1970-1985         13         N/A         100%       $   956        $  0
     Office and Commercial - West           1970-1985        217         N/A         100%       $ 8,068        $  0

Temco Associates
   (Paulding County)
   Suburban Atlanta, Georgia                1991              (4)   Temple-Inland     50%       $16,530(4)     $  0
                                                                      Inc. (5)

(1)  Based upon management's estimates.
(2) For the portion of the Wildwood Office Park land owned by a joint venture, the cost shown is what the cost would be if the venture's land cost were adjusted downward to the Company's lower basis in the land it contributed to the venture. The adjusted cost excludes building predevelopment costs, net, of $1,044,000.
(3)  The North Point property is located both east and west of Georgia Highway
     400. Development had been mainly concentrated on the land located east of Georgia Highway 400, until July 1998 when the Company commenced construction of the first building, AtheroGenics, on the west side. The land located east of Georgia Highway 400 surrounds North Point Mall, a 1.3 million square foot regional mall on a 100 acre site which the Company sold in 1988.
(4) Temco Associates has an option through March 2006, with no carrying costs, to acquire the fee simple interest in approximately 9,100 acres in Paulding County, Georgia (northwest of Atlanta, Georgia). The partnership also has an option to acquire interests in a timber rights only lease covering approximately 22,000 acres. This option also expires in March 2006, with the underlying lease expiring in 2025. The options may be exercised in whole or in part over the option period, and the option price of the fee simple land was $1,044 per acre at January 1, 2002, escalating at 6% on January 1 of each succeeding year during the term of the option. During 2001, 2000 and 1999, approximately 487, 734 and 640 acres, respectively, of the option related to the fee simple interest was exercised. In 2001, approximately 359 acres were simultaneously sold for gross profits of $1,902,000 and approximately 128 acres were held for sale under a three year option to a third party. Approximately 2 acres were sold in 2001 for gross profits of $291,000, which were a component of the 13 acres purchased in 2000 that were being held for sale or future development. In 2000, approximately 461 acres were simultaneously sold for gross profits of $1,546,000 and approximately 260 acres were acquired for the development of the Bentwater residential community. Approximately 1,735 lots will be developed within Bentwater on an approximate total of 1,290 acres, the remainder of which will be acquired as needed through exercises of the option related to the fee simple interest. The remaining 13 acres are being held for sale or future development (of which approximately 2 acres were sold in 2001 as noted above). In 1999, approximately 466 acres were simultaneously sold for gross profits of $2,458,000 and approximately 174 acres were acquired for development of Bentwater. The Cobb County YMCA had a three year option to purchase approximately 38 acres out of the total acres of the options exercised in 1998, which they exercised in December 1999. The remaining 207 acres were deeded in early 1999 to a golf course developer who developed the golf course within Bentwater. Temco Associates sold 233, 219 and 106 lots within Bentwater in 2001, 2000 and 1999, respectively.
(5)  Joint venture partner is an affiliate of the entity shown.

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

Wildwood Office Park
--------------------

         Wildwood Office Park is a 285 acre commercial development in Atlanta, Georgia, master planned by I.M. Pei, which includes 8 office buildings containing 2,442,000 rentable square feet. The property is zoned for office, institutional, commercial and residential use. Approximately 105 acres in the park are owned by, or committed to be contributed to, Wildwood Associates (see below), including approximately 34 acres of land held for future development. The Company owns 100% of the 123 acre balance of the land available for future development.
         Located in Atlanta's northwest commercial district, just north of the Interstate 285/Interstate 75 intersection, Wildwood features convenient access to all of Atlanta's major office, commercial and residential districts. The Wildwood complex overlooks the Chattahoochee River and borders 1,200 acres of national forest, thus providing an urban office facility in a forest setting.
         Wildwood Associates. Wildwood Associates is a joint venture formed in 1985 between the Company and IBM. The Company and IBM each have a 50% interest in Wildwood Associates. At December 31, 2001, the Company's investment in Wildwood Associates and a related partnership, which included the cost of the land the Company is committed to contribute to Wildwood Associates, was a negative investment of approximately $35,144,000.
         Wildwood Associates owns the 3200 Windy Hill Road Building (687,000 rentable square feet), the 2300 Windy Ridge Parkway Building (635,000 rentable square feet), the 2500 Windy Ridge Parkway Building (315,000 rentable square feet), the 4100 and 4300 Wildwood Parkway Buildings (250,000 rentable square feet in total) and the 4200 Wildwood Parkway Building (260,000 rentable square feet). As of March 15, 2002, 2300 Windy Ridge Parkway was 99% leased, 2500 Windy Ridge Parkway was 94% leased, and the remaining buildings were all 100% leased. Wildwood Associates also owns 14 acres leased to two banking facilities and five restaurants.
         Other Buildings in Wildwood Office Park. Wildwood Office Park also contains the 3301 Windy Ridge Parkway Building, a 107,000 rentable square foot office building located on approximately 10 acres which is wholly owned by the Company. The 3301 Windy Ridge Parkway Building was 100% leased as of March 15, 2002.
         In addition, the 3100 Windy Hill Road Building, a 188,000 rentable square foot corporate training facility, occupies a 13-acre parcel of land which is wholly owned by the Company. The training facility improvements were sold in 1983 to a limited partnership of private investors, at which time the Company received a leasehold mortgage note. The training facility land was simultaneously leased to the partnership for thirty years, along with certain equipment for varying periods. The training facility had been leased by the partnership to IBM through November 30, 1998.
         Effective January 1, 1997, the IBM lease was extended eight years beyond its previous expiration, to November 30, 2006. Based on the economics of the lease, the Company will receive substantially all of the economic risks and rewards from the property through the term of the IBM lease. In addition, the Company will receive substantially all of the future economic risks and rewards from the property beyond the IBM lease because of the short term remaining on the land lease (7 years as of January 1, 1997) and the large mortgage note balance ($25.9 million as of January 1, 1997) that would have to be paid off, with interest, in that 7 year period before the limited partnership would receive any significant benefit. Therefore, effective January 1, 1997, the $17,005,000 balance of the mortgage note and land was reclassified to Operating Properties, and revenues and expenses (including depreciation) from that point forward have been recorded as if the building were owned by the Company.

North Point
-----------

         North Point is a mixed-use commercial development located in north central suburban Atlanta, Georgia, off of Georgia Highway 400, a six lane state highway that runs from downtown Atlanta to the northern Atlanta suburbs. The Company owns either directly or through a venture arrangement approximately 134 and 221 acres located on the east and west sides of Georgia Highway 400, respectively. Development had been mainly concentrated on the land located east of Georgia Highway 400 until July 1998 when the Company commenced construction of the first building, AtheroGenics, on the west side. Planning and infrastructure work has also begun for additional development on the west side property. The east side land surrounds North Point Mall, a 1.3 million square foot regional mall on a 100-acre site which the Company sold in 1988. The following describes the various components of North Point.
         North Point MarketCenter and Mansell Crossing Phase II. North Point MarketCenter, which was 100% leased as of March 15, 2002, is a 517,000 square foot retail power center (of which 401,000 square feet are owned in a venture) located adjacent to North Point Mall. Mansell Crossing Phase II, which was 100% leased as of March 15, 2002, is an approximately 103,000 square foot expansion of an existing retail power center, previously developed by the Company for a third party. These two centers are located on 49 and 13 acres of land, respectively, at North Point. Both of these properties were contributed to the Prudential venture in November 1998 (see Note 5).
         North Point Center East. The Company owns either directly or indirectly through a venture arrangement four office buildings located adjacent to North Point Mall and the retail properties discussed above. 100 North Point Center East, 200 North Point Center East, 333 North Point Center East and 555 North Point Center East, which were completed in 1995, 1996, 1998 and 2000, respectively, are 128,000, 130,000, 129,000 and 152,000 rentable square feet, respectively. These four office buildings are located on 35 acres of land at North Point. 100 and 200 North Point Center East were contributed to the Prudential venture in November 1998 (see Note 5). 555 North Point Center East became partially operational for financial reporting purposes in February 2000. 100, 200, 333 and 555 North Point Center East were 87%, 54%, 100% and 91% leased, respectively, as of March 15, 2002.
         AtheroGenics. The Company owns directly AtheroGenics, an approximately 50,000 rentable square foot office and laboratory building located on a 4-acre site on the west side of Georgia Highway 400. AtheroGenics was 100% leased as of March 15, 2002.
         Other North Point Property. Approximately 24 acres of the North Point land are ground leased in 1 to 5 acre sites to freestanding users. These 24 acres were 93% leased as of March 15, 2002.
         The remaining approximately 230 developable acres at North Point are 100% owned by the Company. Approximately 13 acres of this land are located on the east side of Georgia Highway 400 and are zoned for office use. Approximately 217 acres of the land are located on the west side of Georgia Highway 400 and are zoned for office, institutional and light industrial use.

Other Operational Office Properties
-----------------------------------

         Inforum. In June 1999, the Company acquired Inforum, a 990,000 rentable square foot office building in downtown Atlanta, Georgia, for $71 million by completing a tax-deferred exchange with the proceeds ($69 million) from the sale of the Company's 50% interest in Haywood Mall. Inforum was 97% leased as of March 15, 2002.
         101 Independence Center. In December 1996, the Company acquired 101 Independence Center, a 526,000 rentable square foot office building (including an underground parking garage and an adjacent parking deck) located at the intersection of Trade and Tryon Streets in the central business district of Charlotte, North Carolina. 101 Independence Center was 97% leased as of March 15, 2002.
         101 Second Street. Cousins/Myers Second Street Partners, L.L.C., a venture formed in 1997 between the Company and Myers Second Street Company LLC ("Myers"), purchased approximately 1 acre of undeveloped land in downtown San Francisco, California upon which 101 Second Street, an approximately 387,000 rentable square foot office building was developed. 101 Second Street became partially operational for financial reporting purposes in April 2000 and was 98% leased as of March 15, 2002. Myers' economic rights are limited to development fees and certain incentive interests, which include a residual interest in the cash flow and capital proceeds. This venture is treated as a consolidated entity in the Company's financial statements.
         AT&T Wireless Services Headquarters. On November 18, 1998, the Company entered into Commonwealth/Cousins I, LLC (the "Venture") with CommonWealth for the purpose of developing AT&T Wireless Services Headquarters, a 222,000 rentable square foot office building in suburban Los Angeles, California, which became partially operational for financial reporting purposes in September 1999 and was 100% leased as of March 15, 2002.
         CommonWealth transferred all rights in the project and in exchange received an initial credit to its capital account of $4,980,039, which was equal to a 49.9% interest in the Venture. The Company contributed $5,000,000 as its capital contribution for a 50.1% interest in the Venture. The Venture entered into a put and call agreement which CommonWealth exercised in January 2001 to sell its entire interest for approximately $7.5 million. Upon completion of the buyout, the Venture's name was changed to Cousins/Cerritos I, LLC, which is 100% owned by the Company.
         The Points at Waterview. In December 2000, the Company purchased The Points at Waterview, an approximately 201,000 rentable square foot office building in suburban Dallas, Texas. The purchase price was approximately $25.4 million which included an adjacent parcel of land on which a second building of approximately 60,000 rentable square feet can be developed. The Points at Waterview was 50% leased as of March 15, 2002.
         Cousins/Daniel, LLC. Cousins/Daniel, LLC ("Cousins/Daniel") was formed in 1997 between Cousins, Inc. (a wholly owned subsidiary of Cousins) and Daniel Realty Company ("Daniel"). The purpose of this venture is to develop certain projects proposed by Daniel and selected by the Company. Daniel's economic rights are limited to development fees, leasing fees, management fees and certain incentive interests. These incentive interests include a residual interest in the cash flow and capital proceeds. All projects undertaken within the venture are pooled for purposes of calculating the aforementioned residuals. This venture is treated as a consolidated entity in the Company's financial statements.
         In June 1998, Cousins/Daniel acquired Lakeshore Park Plaza, an approximately 190,000 rentable square foot office building and also purchased the land for and commenced construction of, 600 University Park Place, an approximately 123,000 rentable square foot office building which became partially operational for financial reporting purposes in June 2000. Both of these office buildings are located in Birmingham, Alabama, and were 81% and 95% leased, respectively, as of March 15, 2002.
         333 John Carlyle. In January 1998, the Company purchased the land for and commenced construction of 333 John Carlyle, an approximately 153,000 rentable square foot office building in suburban Washington, D.C. 333 John Carlyle became partially operational for financial reporting purposes in May 1999 and was 93% leased as of March 15, 2002.
         1900 Duke Street. In January 1999, the Company purchased the land for and commenced construction of 1900 Duke Street, an approximately 97,000 rentable square foot office building in suburban Washington, D.C., which became partially operational for financial reporting purposes in October 2000 and was 100% leased as of March 15, 2002.
         615 Peachtree Street. In August 1996, the Company acquired 615 Peachtree Street, a 148,000 rentable square foot 12-story downtown Atlanta office building, located across from Bank of America Plaza. 615 Peachtree Street was 91% leased as of March 15, 2002.
         Cerritos Corporate Center - Phase II. In June 2000, the Company commenced construction of Cerritos Corporate Center - Phase II, an approximately 105,000 rentable square foot office building in suburban Los Angeles, California, adjacent to the Company's AT&T Wireless Services Headquarters office building, which was 100% leased to AT&T Wireless Services as of March 15, 2002. Cerritos Corporate Center - Phase II became fully operational for financial reporting purposes in June 2001.
         One Georgia Center. In December 2000, CP Venture Three LLC (see Note 5) acquired One Georgia Center, an approximately 363,000 rentable square foot office building in midtown Atlanta, Georgia. The purchase price of the building was approximately $35.8 million, which included an adjacent parcel of land upon which an approximately 288,000 rentable square foot building can be developed. One Georgia Center was 90% leased as of March 15, 2002.
         Bank of America Plaza. Bank of America Plaza is a 55-story, approximately 1.3 million rentable square foot office tower designed by Kevin Roche and is located on approximately 4 acres of land between the midtown and downtown districts of Atlanta, Georgia. The building, which was completed in 1992, was 100% leased as of March 15, 2002. An affiliate of Bank of America leases approximately 46% of the rentable square feet. Bank of America Plaza was developed by CSC Associates, L.P. ("CSC"), a joint venture formed by the Company and a wholly owned subsidiary of Bank of America, each as 50% partners.
         CSC's net income or loss and cash distributions are allocated to the partners based on their percentage interests (50% each). At December 31, 2001, the Company's investment in CSC was approximately $86,793,000.
         Charlotte Gateway Village, LLC ("Gateway"). On December 14, 1998, the Company and a wholly owned subsidiary of Bank of America Corporation formed Gateway for the purpose of developing and owning Gateway Village, an approximately 1.1 million rentable square foot office building complex in downtown Charlotte, North Carolina. Construction of Gateway Village commenced in July 1998. The project, which is 100% leased to Bank of America Corporation with a term of 15 years, became partially operational for financial reporting purposes in November 2000. Gateway's net income or loss and cash distributions are allocated to the members as follows: first to the Company so that it receives a cumulative compounded return equal to 11.46% on its capital contributions, second to a wholly owned subsidiary of Bank of America Corporation until it has received an amount equal to the aggregate amount distributed to the Company, and then 50% to each member.
         In November 2001, Gateway repaid in full the existing construction loan with proceeds from the $190 million permanent financing of Gateway Village (see
Note 4). This non-recourse mortgage note payable is fully amortizing, has an interest rate of 6.41% and a maturity of December 1, 2016. It is also fully exculpated and supported by the lease with Bank of America Corporation. At December 31, 2001, the Company had an investment in Gateway of approximately $10,828,000.
         Cousins LORET Venture, L.L.C.("Cousins LORET"). Effective July 31, 1997, Cousins LORET was formed between the Company and LORET Holdings, L.L.L.P. ("LORET"), each as 50% members. LORET contributed Two Live Oak Center, a 279,000 rentable square foot office building located in Atlanta, Georgia, which was renovated in 1997, and was 100% leased as of March 15, 2002. Two Live Oak Center was contributed subject to a 7.90% $30 million non-recourse ten year mortgage note payable. LORET also contributed an adjacent 4-acre site on which construction of The Pinnacle, a 424,000 rentable square foot office building, commenced in August 1997 and was completed in November 1998. The Pinnacle was 98% leased as of March 15, 2002. The Company contributed $25 million of cash to Cousins LORET to match the value of LORET's agreed-upon equity. In May 1998, Cousins LORET completed the $70 million non-recourse financing of The Pinnacle at an interest rate of 7.11% and a term of twelve years. At December 31, 2001, the Company had an investment in Cousins LORET of approximately $9,918,000.
         285 Venture, LLC. In March 1999, the Company and a commingled trust fund advised by J.P. Morgan Investment Management Inc. (the "J.P. Morgan Fund") formed 285 Venture, LLC, each as 50% partners, for the purpose of developing 1155 Perimeter Center West, an approximately 362,000 rentable square foot office building complex in Atlanta, Georgia. 1155 Perimeter Center West became partially operational for financial reporting purposes in January 2000 and was 100% leased as of March 15, 2002. The J.P. Morgan Fund contributed the approximately 6-acre site upon which 1155 Perimeter Center West was developed. The land had an agreed-upon value of approximately $5.4 million which the Company matched with a cash contribution. At December 31, 2001, the Company's investment in 285 Venture, LLC was approximately $31,554,000.
         Ten Peachtree Place. Ten Peachtree Place is a 20-story, 260,000 rentable square foot office building located in midtown Atlanta, Georgia. Completed in 1991, this structure was designed by Michael Graves and was 100% leased to Coca-Cola through November 30, 2001. Ten Peachtree Place was 16% leased as of March 15, 2002. Approximately four acres of adjacent land, currently used for surface parking, are available for future development.
         Ten Peachtree Place is owned by Ten Peachtree Place Associates ("TPPA"), a general partnership between the Company (50%) and a wholly owned subsidiary of Coca-Cola (50%). The partnership acquired the property in 1991 for a nominal cash investment, subject to a ten-year purchase money note. The TPPA partnership agreement generally provides that each partner is entitled to receive 50% of cash flows from operating activities, net of note principal amortization, through the ten-year term of the Coca-Cola lease. After the expiration of the Coca-Cola lease, in accordance with the partnership agreement, each partner must contribute on a 50% basis capital contributions needed for tenant improvements and leasing commissions related to the releasing of the building, as well as to fund any operating deficits. The cash flows from operating activities, net of note principal amortization, will be used first to repay these capital contributions plus 8% interest to each partner on a 50% basis. After these capital contributions plus 8% interest are repaid in full, the Company and its partner are entitled to receive 15% and 85% of the cash flows (including any sales proceeds), respectively, until the two partners have received a combined distribution of $15.3 million. Thereafter, each partner is entitled to receive 50% of cash flows. At December 31, 2001, the Company had an investment in Ten Peachtree Place Associates of approximately $693,000.
         In December 2001, the Ten Peachtree Place Associates mortgage note was extended in accordance with the terms of the mortgage note to December 31, 2008, and its interest rate changed from 8% to a floating rate of LIBOR plus 0.75%. Payments remain fixed at $204,000 a month and are applied first to interest and then to pay down the principal balance.
         CC-JM II Associates. This joint venture was formed in 1994 between the Company and an affiliate of CarrAmerica Realty Corporation, each as 50% general partners, to develop and own John Marshall-II, a 224,000 square foot office building in suburban Washington, D.C. The building is 100% leased until 2011 to Booz-Allen & Hamilton, an international consulting firm, as a part of its corporate headquarters campus. At December 31, 2001, the Company had an investment in CC-JM II Associates of approximately $1,998,000.
         CPI/FSP I, L.P. In May 2000, CPI/FSP I, L.P., a 50% limited partnership, was formed. 50% of the venture is owned by the Company through a general partnership, Cousins Austin GP, Inc. (1%), and a limited partnership, Cousins Austin, Inc. (49%). The remaining 50% is owned by a general partnership, Fifth Street Properties - Austin, LLC (1%), and a limited partnership, Fifth Street Properties - Austin Investor, LLC (49%), which are both owned by CommonWealth Pacific LLC and CalPERS. CPI/FSP I, L.P. developed Austin Research Park - Buildings III and IV, two approximately 174,000 and 184,000 rentable square foot office buildings, respectively, in Austin, Texas, which became partially operational for financial reporting purposes in June 2001 and September 2001, respectively. Both buildings were 100% leased as of March 15, 2002. Additionally, the venture owns an adjacent 6-acre parcel of land for future development of an approximately 184,000 rentable square foot office building.
         CP Venture Two LLC. On November 12, 1998, the Company entered into a venture agreement with Prudential. On such date the Company contributed its interest in nine properties to the venture and Prudential contributed cash (see
Note 5). The nine properties contributed included four office properties, 100 and 200 North Point Center East as discussed above, First Union Tower and Grandview II, and one medical office property, Presbyterian Medical Plaza at University. First Union Tower is an office building containing approximately 322,000 rentable square feet, located on one acre of land in downtown Greensboro, North Carolina. First Union Tower was 83% leased as of March 15, 2002. Grandview II is an approximately 149,000 rentable square foot office building in Birmingham, Alabama, which was owned by Cousins/Daniel, LLC prior to being contributed. Grandview II was 100% leased as of March 15, 2002. Presbyterian Medical Plaza at University, an approximately 69,000 rentable square foot medical office building in Charlotte, North Carolina, was 100% leased as of March 15, 2002. See "Other Retail Properties" where retail properties contributed to the Prudential venture are discussed.
         One Ninety One Peachtree Tower. One Ninety One Peachtree Tower is a 50-story, office tower located in downtown Atlanta, Georgia that was completed in December 1990. One Ninety One Peachtree Tower, which contains 1.2 million rentable square feet, was designed by John Burgee Architects, with Phillip Johnson as design consultant.
         One Ninety One Peachtree Tower was developed on approximately 2 acres of land, of which approximately 1.5 acres is owned and approximately one-half acre under the parking facility is leased for a 99-year term expiring in 2087 with a 99-year renewal option. One Ninety One Peachtree Tower was 94% leased as of March 15, 2002.
         C-H Associates, Ltd. ("C-H Associates"), a partnership formed in 1988 between CREC (49%), Hines Peachtree Associates Limited Partnership (49%) and Peachtree Palace Hotel, Ltd. (2%), owns a 20% interest in the partnership that owns One Ninety One Peachtree Tower. C-H Associates' 20% ownership of One Ninety One Peachtree Tower results in an effective 9.8% ownership interest by CREC, subject to a preference in favor of the majority partner, in the One Ninety One Peachtree Tower project. Therefore, C-H Associates is not treated as a consolidated entity in the Company's financial statements. The balance of the One Ninety One Peachtree Tower project was owned by DIHC Peachtree Associates, which was an affiliate of Dutch Institutional Holding Company, but was acquired by Cornerstone Properties, Inc. in October 1997. In June 2000, Equity Office Properties Trust acquired Cornerstone Properties, Inc.
         Through C-H Associates, CREC received 50% of the development fees from the One Ninety One Peachtree Tower project. In addition, CREC owns a 50% interest in two general partnerships which receive fees from leasing and managing the One Ninety One Peachtree Tower project.
         The One Ninety One Peachtree Tower project was funded substantially by debt until March 1993, at which time the predecessor owner contributed equity in the amount of $145,000,000 which repaid approximately one-half of the debt. Subsequent to the equity contribution, C-H Associates had been entitled to a priority distribution of $250,000 per year (of which CREC was entitled to receive $112,500) for seven years beginning in 1993 and ending in 2000. The equity contributed is entitled to a preferred return at a rate increasing over the first 14 years from 5.5% to 11.5% (payable after CREC's priority return); at December 31, 2001, the cumulative undistributed preferred return was $13,079,986. After Equity Office Properties Trust recovers its preferred return, the partners share in any operating cash flow distributions in accordance with their percentage interests. The project is subject to long-term debt of approximately $141,069,602 at December 31, 2001. At December 31, 2001, the Company had a negative investment of approximately $91,000 in the One Ninety One Peachtree Tower project.

Operational Medical Office Properties
-------------------------------------

         Medical Office Properties. In June 1998, the Company acquired Northside/Alpharetta I, an approximately 103,000 rentable square foot medical office building in suburban Atlanta, Georgia. Northside/Alpharetta I was 95% leased as of March 15, 2002. Northside/Alpharetta II, an approximately 198,000 rentable square foot medical office building in suburban Atlanta, Georgia, became partially operational for financial reporting purposes in September 1999 and was 78% leased as of March 15, 2002. Additionally, Meridian Mark Plaza, an approximately 161,000 rentable square foot medical office building in Atlanta, Georgia, was 96% leased as of March 15, 2002.

Office Properties Under Development
-----------------------------------

         55 Second Street. In November 1999, the Company formed Cousins/Myers II, LLC, a venture with Myers Bay Area Company LLC ("Myers Bay"). The venture purchased approximately 1 acre of fully entitled undeveloped land in downtown San Francisco, California and began development of 55 Second Street, an approximately 379,000 rentable square foot office building which was 88% leased as of March 15, 2002. Myers Bay's economic rights are limited to development fees and certain incentive interests, which include a residual interest in the cash flow and capital proceeds. The venture is treated as a consolidated entity in the Company's financial statements.

Medical Office Properties Under Development
-------------------------------------------

         Crawford Long - CPI, LLC. In October 1999, the Company formed Crawford Long - CPI, LLC with Emory University, each as 50% partners, for the purpose of developing and owning the Emory Crawford Long Medical Office Tower, an approximately 358,000 rentable square foot medical office building located in midtown Atlanta, Georgia. The building is currently under development and in lease-up and was 72% leased as of March 15, 2002.

Other Retail Properties
-----------------------

         Operational Retail Properties. The Company owns five retail centers which were fully operational for financial reporting purposes as of December 31, 2001. Perimeter Expo is an approximately 291,000 square foot retail power center (of which the Company owns approximately 176,000 square feet) in Atlanta, Georgia which was 92% leased (Company owned) as of March 15, 2002. Presidential MarketCenter is an approximately 490,000 square foot retail power center (of which the Company owns approximately 374,000 square feet) in suburban Atlanta, Georgia, which was 98% leased (Company owned) as of March 15, 2002. The Avenue East Cobb is an approximately 225,000 square foot open-air retail specialty center in suburban Atlanta, Georgia. The Avenue East Cobb became partially operational for financial reporting purposes in September 1999 and was 97% leased as of March 15, 2002. The Avenue of the Peninsula is an approximately 371,000 square foot open-air retail specialty center in Rolling Hills Estates, California, in the greater Los Angeles metropolitan area. The Avenue of the Peninsula became partially operational for financial reporting purposes in May 2000 and was 88% leased as of March 15, 2002. Salem Road Station is an approximately 67,000 square foot neighborhood retail center in suburban Atlanta, Georgia. Salem Road Station became partially operational for financial reporting purposes in October 2000 and was 83% leased as of March 15, 2002.
         CP Venture Two LLC and CP Venture Three LLC. In November 1998, the Company contributed both Greenbrier MarketCenter and Los Altos MarketCenter, in addition to North Point MarketCenter and Mansell Crossing II (see "North Point" discussion), to the aforementioned Prudential venture (see Note 5). Greenbrier MarketCenter is an approximately 493,000 square foot retail power center located in Chesapeake, Virginia, which was 100% leased as of March 15, 2002. Los Altos MarketCenter is an approximately 258,000 square foot retail power center (of which the Prudential venture owns 157,000 square feet) located in Long Beach, California, which was 100% leased as of March 15, 2002.
         Mira Mesa MarketCenter, an approximately 447,000 square foot retail power center in suburban San Diego, California, became partially operational for financial reporting purposes in April 2000. Mira Mesa MarketCenter is owned by CP Venture Three LLC (see Note 5) and was 100% leased as of March 15, 2002. The Avenue Peachtree City, an approximately 167,000 square foot open-air retail specialty center in suburban Atlanta, Georgia, became partially operational for financial reporting purposes in April 2001. The Avenue Peachtree City is also owned by CP Venture Three LLC (see Note 5) and was 72% leased as of March 15, 2002.
         Brad Cous Golf Venture, Ltd. Effective January 31, 1998, the Company formed the Brad Cous Golf Venture, Ltd. with W.C. Bradley Co., each as 50% partners, for the purpose of developing and owning The Shops at World
Golf Village, an approximately 80,000 square foot retail center located adjacent to the PGA Hall of Fame in St. Augustine, Florida. The Shops at World Golf Village was 64% leased as of March 15, 2002. At December 31, 2001, the Company had an investment in Brad Cous Golf Venture, Ltd. of approximately $5,839,000.
         Retail Properties Sold. On February 21, 2001, the Company sold Colonial Plaza MarketCenter, an approximately 480,000 square foot retail center in Orlando, Florida for $54,000,000, which was approximately $10,779,000 over the cost of the center. Including depreciation recapture of approximately $6,264,000, the net gain on the sale was approximately $17,043,000.
Residential Lots Under Development

         As of December 31, 2001, CREC and Temco Associates owned the following parcels of land which are being developed into residential communities ($ in thousands):

                                                     Estimated
                                                     Total Lots                                          Purchase
                                        Initial        on Land                                             Money
                                         Year         Currently       Lots       Remaining    Carrying     Debt
            Description                Acquired       Owned (1)   Sold to Date     Lots        Value      Balance
            -----------                --------      ----------   ------------   ---------    ---------  --------

         CREC
         Echo Mill
           West Cobb County
           Suburban Atlanta, GA          1994            541           518           23       $(1,256)    $    -
         Alcovy Woods
           Gwinnett County
           Suburban Atlanta, GA          1996            162           157            5            12          -
         River's Call
           East Cobb County
           Suburban Atlanta, GA        1971-1989         100            10           90         2,586          -
         The Lakes at Cedar Grove
           Fulton County
           Suburban Atlanta, GA          2001            745             -          745        11,178      3,000
                                                       -----           ---        -----       -------     ------
              Total                                    1,548           685          863       $12,520     $3,000
                                                       =====           ===          ===       =======     ======
         Temco Associates
         Bentwater
           Paulding County
           Suburban Atlanta, GA          1998          1,735(2)        558        1,177       $16,530     $    -
                                                       ========\       ===        =====       =======     ======

(1) Includes lots sold to date.
(2) See discussion of Temco Associates below.

Land Held for Investment and Future Development
-----------------------------------------------

         In addition to the various land parcels located adjacent to operating properties or projects under construction discussed above, the Company owns or controls the following significant land holdings either directly or indirectly through venture arrangements. The Company intends to convert these land holdings to income-producing usage or to sell portions of land holdings as opportunities arise over time.
         Temco Associates. Temco Associates was formed in March 1991 as a partnership between CREC (50%) and a subsidiary of Temple-Inland Inc. (50%). Temco Associates has an option through March 2006, with no carrying costs, to acquire the fee simple interest in approximately 9,100 acres in Paulding County, Georgia (northwest of Atlanta, Georgia). The partnership also has an option to acquire interests in a timber rights only lease covering approximately 22,000 acres. This option also expires in March 2006, with the underlying lease expiring in 2025. The options may be exercised in whole or in part over the option period, and the option price of the fee simple land was $1,044 per acre at January 1, 2002, escalating at 6% on January 1 of each succeeding year during the term of the option.
         During 2001, 2000 and 1999, approximately 487, 734 and 640 acres, respectively, of the option related to the fee simple interest was exercised. In 2001, approximately 359 acres were simultaneously sold for gross profits of $1,902,000 and approximately 128 acres were held for sale under a three year option to a third party. Approximately 2 acres were sold in 2001 for gross profits of $291,000, which were a component of the 13 acres purchased in 2000 that were being held for sale or future development. In 2000, approximately 461 acres were simultaneously sold for gross profits of $1,546,000 and approximately 260 acres were acquired for the development of the Bentwater residential community. Approximately 1,735 lots will be developed within Bentwater on an approximate total of 1,290 acres, the remainder of which will be acquired as needed through exercises of the option related to the fee simple interest. The remaining 13 acres are being held for sale or future development (of which approximately 2 acres were sold in 2001, as noted above). In 1999, approximately 466 acres were simultaneously sold for gross profits of $2,458,000 and approximately 174 acres were acquired for development of Bentwater. The Cobb County YMCA had a three year option to purchase approximately 38 acres out of the total acres of the options exercised in 1998, which they exercised in December 1999. The remaining 207 acres were deeded in early 1999 to a golf course developer who developed the golf course within Bentwater. Temco Associates sold 233, 219 and 106 lots within Bentwater in 2001, 2000 and 1999, respectively.

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

Supplemental Financial and Leasing Information
----------------------------------------------

         Depreciation and amortization expense, net of minority interest's share, include the following components for the years ended December 31, 2001 and 2000 ($ in thousands):

                                               2001                                         2000
                            ----------------------------------------     ---------------------------------------
                                              Share of                                     Share of
                                           Unconsolidated                               Unconsolidated
                            Consolidated   Joint Ventures     Total      Consolidated   Joint Ventures    Total
                            ------------   --------------    -------     ------------   --------------   -------


Furniture, fixtures and
   equipment                   $ 1,485       $    50         $ 1,535        $   799        $   230       $ 1,029
Deferred financing costs            --             2               2             --              1             1
Goodwill and related business
   acquisition costs               681            --             681            300             --           300
Building (including tenant
   first generation)            38,727        15,357          54,084         29,135         14,829        43,964
Tenant second generation         3,964           744           4,708          1,284            717         2,001
                               -------       -------         -------        -------        -------       -------

                               $44,857       $16,153         $61,010        $31,518        $15,777       $47,295
                               =======       =======         =======        =======        =======       =======





         Exclusive of new developments and purchases of furniture, fixtures and equipment, the Company had the following capital expenditures for the years ended December 31, 2001 and 2000, including its share of unconsolidated joint ventures ($ in thousands):
                                                      2001                                  2000
                                           --------------------------            --------------------------
                                           Office    Retail     Total            Office    Retail     Total
                                           ------    ------    ------            ------    ------     -----

     Second generation related costs       $3,292     $290     $3,582            $3,239     $637     $3,876
     Building improvements                  2,484        7      2,491               907       27        934
                                           ------     ----     ------            ------     ----     ------

         Total                             $5,776     $297     $6,073            $4,146     $664     $4,810
                                           ======     ====     ======            ======     ====     ======


Item 3.           Legal Proceedings
-----------------------------------

         No material legal proceedings are presently pending by or against the Company.

Item 4.     Submission of Matters to a Vote of Security Holders
---------------------------------------------------------------

     No matter was submitted for a vote of the security holders during the fourth quarter of the Registrar's fiscal year ended December 31, 2001.

Item X.     Executive Officers of the Registrant
------------------------------------------------

         The Executive Officers of the Registrant as of the date hereof are as follows:
                  Name               Age              Office Held
                  ----               ---              -----------

         Thomas G. Cousins           70      Chairman of the Board of Directors
         Thomas D. Bell, Jr.         52      President, Chief Executive Officer
                                               and Vice Chairman of the Board of
                                               Directors
         Tom G. Charlesworth         52      Executive Vice President and Chief
                                               Investment Officer
         Kelly H. Barrett            37      Senior Vice President and Chief
                                               Financial Officer
         James A. Fleming            43      Senior Vice President, General
                                               Counsel and Secretary
         Craig B. Jones              51      Senior Vice President and President
                                               of the Office Division
         John S. McColl              39      Senior Vice President - Office
                                               Division
         Joel T. Murphy              43      Senior Vice President and President
                                               of the Retail Division
         John L. Murphy              56      Senior Vice President - Office
                                               Division
         W. James Overton            55      Senior Vice President - Office
                                               Division
         R. Dary Stone               48      President - Texas

Family Relationships:
---------------------

         Lillian C. Giornelli, Mr. Cousins' daughter, is a director of the Company. Hugh L. McColl, Jr., John S. McColl's father, is a director of the Company. There are no other family relationships among the current Executive Officers or Directors.

Term of Office:
---------------

         The term of office for all officers expires at the annual directors' meeting, but the Board has the power to remove any officer at any time.

Business Experience:
--------------------

         Mr. Cousins has served as Chairman of the Board of the Company since inception. He was also the Chief Executive Officer of the Company from inception until January 2002.
         Mr. Bell has served as the President and Chief Executive Officer of the Company since January 2002. He is also Vice Chairman of the Board and Chairman of the Executive Committee since June 2000. He was a Special Limited Partner with Forstmann Little & Co. from January 2001 until January 2002. He was Worldwide Chairman and Chief Executive Officer of Young & Rubicam, Inc. from January 2000 to November 2000; President and Chief Operating Officer of Young & Rubicam, Inc. from August 1999 to December 1999; and Chairman and Chief Executive Officer of Young & Rubicam Advertising from September 1998 to August 1999. He was President and Chief Executive Officer of Burson-Marsteller from May 1995 to September 1998. Mr. Bell is also a director of Lincoln Financial Group, McLeodUSA and the United States Chamber of Commerce.
         Mr. Charlesworth joined the Company in October 992 and became Senior Vice President, Secretary and General Counsel in November 1992 and Executive Vice President and Chief Investment Officer in January 2001. Prior to that he worked for certain affiliates of Thomas G. Cousins as Chief Financial Officer and Legal Counsel.
         Ms. Barrett joined the Company in October 1992 as Vice President and Controller and became Senior Vice President - Finance of the Company in August 1997 and Chief Financial Officer in January 2001. Prior to that she was employed by Arthur Andersen LLP as an Audit Manager.
         Mr. Fleming joined the Company in July 2001 as Senior Vice President, General Counsel and Secretary. He was a partner in the Atlanta law firm of Fleming & Ray from October 1994 until July 2001. Prior to that he was a partner at Long, Aldridge & Norman, where he served as Managing Partner from 1991 through 1993.
         Mr. Jones joined the Company in October 1992 and became Senior Vice President in November 1995 and President of the Office Division in September 1998. From 1987 until joining the Company, he was Executive Vice President of New Market Companies, Inc. and affiliates.
         Mr. McColl joined the Company in April 1996 as Vice President of the Office Division. He was promoted in May 1997 to Senior Vice President. Prior to that he was President of Hutchinson Capital Group, Inc. and an officer of Quest Capital Corp.
         Mr. Joel Murphy joined the Company in October 1992 and became Senior Vice President of the Company and President of the Retail Division in November 1995. From 1988 until joining the Company, he was Senior Vice President of New Market Companies, Inc. and affiliates.
         Mr. John Murphy has been Senior Vice President since joining the Company in December 1987.
         Mr. Overton has been Senior Vice President since joining the Company in September 1989. Prior to that he was employed by Hardin Construction Group, Inc. from 1972 to 1989, where he served as President from 1985 to 1989.
         Mr. Stone joined the Company in June 1999 as President of Cousins Stone LP, a venture in which the Company owned a 50% interest from June 1999 until July 2000, at which point the Company purchased an additional 25% interest. The Company owned a 75% interest in Cousins Stone LP from July 2000 until February 28, 2001, when the Company purchased the remaining 25% interest. The name Cousins Stone LP was changed to Cousins Properties Services LP in August 2001. Mr. Stone was President and Chief Operating Officer of the Company from February 2001 to January 2002. Effective January 2002, he relinquished the positions of President and Chief Operating Officer and assumed the position of President - Texas. Prior to June 1999 he was founder and President of the predecessor to Cousins Stone LP, Faison-Stone.

                                     PART II
                                     -------

Item 5.     Market for Registrant's Common Stock and Related Security Holder
----------------------------------------------------------------------------
            Matters
            -------

         The information concerning the market prices for the Registrant's common stock and related stockholder matters appearing under the caption "Market and Dividend Information" in the Registrant's 2001 Annual Report to Stockholders is incorporated herein by reference.

Item 6.     Selected Financial Data
-----------------------------------

         The information appearing under the caption "Five Year Summary of Selected Financial Data" in the Registrant's 2001 Annual Report to Stockholders is incorporated herein by reference.

Item 7.     Management's Discussion and Analysis of Financial Condition and
---------------------------------------------------------------------------
            Results of Operations
            ---------------------

         "Management's Discussion and Analysis of Financial Condition and Results of Operations," which appears in the Registrant's 2001 Annual Report to Stockholders, is incorporated herein by reference.

Item 7a.    Quantitative and Qualitative Disclosure about Market Risk
---------------------------------------------------------------------

         "Quantitative and Qualitative Disclosures about Market Risk," which appears in the Registrant's 2001 Annual Report to Stockholders, is incorporated herein by reference.

Item 8.     Financial Statements and Supplementary Data
-------------------------------------------------------

         The Consolidated Financial Statements and Notes to Consolidated Financial Statements of the Registrant and Report of Independent Public Accountants which appear in the Registrant's 2001 Annual Report to Stockholders are incorporated herein by reference.
         The information appearing under the caption "Selected Quarterly Financial Information (Unaudited)" in the Registrant's 2001 Annual Report to Stockholders is incorporated herein by reference.
         Other financial statements and financial statement schedules required under Regulation S-X are filed pursuant to Item 14 of Part IV of this report.

Item 9.    Changes in and Disagreements with Accountants on Accounting and
--------------------------------------------------------------------------
           Financial Disclosure
           --------------------

         Not applicable.

                                    PART III
                                    --------

Item 10.    Directors and Executive Officers of the Registrant
--------------------------------------------------------------

         The information concerning the Directors and Executive Officers of the Registrant that is required by this Item 10, except that which is presented in
Item X in Part I above, is included under the captions "Directors and Executive Officers of the Company" and "Section 16(A) Beneficial Ownership Reporting Compliance" in the Proxy Statement dated March 29, 2002 relating to the 2001 Annual Meeting of the Registrant's Stockholders, and is incorporated herein by reference.

Item 11.    Executive Compensation
----------------------------------

         The information concerning executive compensation required by this Item 11 is included under the captions "Executive Compensation" (other than the Committee Report on Compensation) and "Compensation of Directors" in the Proxy Statement dated March 29, 2002 relating to the 2001 Annual Meeting of the Registrant's Stockholders is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management
--------------------------------------------------------------------------

         The information concerning security ownership of certain beneficial owners and management required by this Item 12 is included under the captions "Directors and Executive Officers of the Company" and "Principal Stockholders" in the Proxy Statement dated March 29, 2002 relating to the 2001 Annual Meeting of the Registrant's Stockholders, and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions
----------------------------------------------------------

         The information concerning certain relationships and related transactions required by this Item 13 is included under the caption "Certain Transactions" in the Proxy Statement dated March 29, 2002 relating to the 2001 Annual Meeting of the Registrant's Stockholders, and is incorporated herein by reference.

                                     PART IV
                                     -------

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K
----------------------------------------------------------------------------

(a)     1.    Financial Statements
        --------------------------
              A.    The following Consolidated Financial Statements of the
                    Registrant, together with the applicable Report of Independent Public Accountants, are contained inthe Registrant's 2001 Annual Report to Stockholders and are incorporated herein by reference:

                                                                                                     Page Number
                                                                                                  in Annual Report
                                                                                                  ----------------

                    Consolidated Balance Sheets - December 31, 2001
                        and 2000                                                                          19
                    Consolidated Statements of Income for the Years Ended
                       December 31, 2001, 2000 and 1999                                                   20
                    Consolidated Statements of Stockholders' Investment for the
                       Years Ended December 31, 2001, 2000 and 1999                                       21
                    Consolidated Statements of Cash Flows for the Years Ended
                       December 31, 2001, 2000 and 1999                                                   22
                    Notes to Consolidated Financial Statements
                       December 31, 2001, 2000 and 1999                                              23 through 40
                    Report of Independent Public Accountants                                              41



              B. The following Financial Statements, together with the applicable Report of Independent Auditors, of CSC Associates, L.P., a joint venture of the Registrant meeting the criteria for a significant subsidiary under the rules and regulations of the Securities and Exchange Commission, are filed as a part of this report.

                                                                                                     Page Number
                                                                                                    in Form l0-K
                                                                                                    ------------

                    Report of Independent Auditors                                                        F-1
                    Balance Sheets - December 31, 2001 and 2000                                           F-2
                    Statements of Operations for the Years Ended
                       December 31, 2001, 2000 and 1999                                                   F-3
                    Statements of Partners' Capital for the Years Ended
                       December 31, 2001, 2000 and 1999                                                   F-4
                    Statements of Cash Flows for the Years Ended
                       December 31, 2001, 2000 and 1999                                                   F-5
                    Notes to Financial Statements                                                     F-6 through
                       December 31, 2001, 2000 and 1999                                                  F-10


        2.    Financial Statement Schedules
        -----------------------------------

              The following financial statement schedules, together with the applicable report of independent public accountants are filed as a part of this report.

                                                                                                     Page Number
                                                                                                    in Form l0-K
                                                                                                    ------------

                    A.     Cousins Properties Incorporated and Consolidated Entities:
                               Report of Independent Public Accountants on Schedule                       S-6
                               Schedule III- Real Estate and Accumulated
                                    Depreciation - December 31, 2001                                  S-7 through
                                                                                                         S-11

                    B.     CSC Associates, L.P.
                               Schedule III- Real Estate and Accumulated
                                    Depreciation - December 31, 2001                                     F-11


NOTE: Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

Item 14.    Continued
---------------------

        3.    Exhibits
        --------------

              3(a)(i) Articles of Incorporation of Registrant, as approved by the Stockholders on April 29, 1997, filed as Exhibit B to the Registrant's Proxy Statement dated April 29, 1997, and as amended by the Stockholders on April 21, 1998, as filed in the Registrant's Proxy Statement dated March 27, 1998, and incorporated herein by reference.

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

              10(a)(i) Cousins Properties Incorporated 1989 Stock Option Plan, as renamed the 1995 Stock Incentive Plan and approved by the Stockholders on May 6, 1996, filed as Exhibit A to the Registrant's Proxy Statement dated May 6, 1996, and as amended by the Stockholders on April 21, 1998, filed in the Registrant's Proxy Statement dated March 27, 1998, and incorporated herein by reference.

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

              10(a)(iv)      Cousins Properties Incorporated 1999 Incentive
                             Stock Plan, as amended and restated, approved by the Stockholders on December 28, 2000, filed as Exhibit A to the Registrant's Proxy Statement dated December 1, 2000, and as amended and restated, approved by the Stockholders on May 1, 2001, filed as Annex B in the Registrant's Proxy
                             Statement dated March 30, 2001, and incorporated herein by reference.

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

              10(e) Cousins Properties Incorporated Credit Agreement as of August 31, 2001 among Cousins Properties Incorporated, Banks (as defined), Bank of America, N.A., as Administrative Agent, Wachovia Bank, N.A., as Syndication Agent and each of Bank of America Securities LLC and Wachovia Securities, Inc., as Joint Lead Arrangers and Joint Book Managers.

              13 Annual Report to Stockholders for the year ended December 31, 2001.

              21             Subsidiaries of the Registrant.

              23(a) Consent of Independent Public Accountants (Arthur Andersen LLP).

              23(b)          Consent of Independent Auditors (Ernst & Young
                             LLP).

              99.1           Letter relating to Arthur Andersen LLP
                             representations.

        (b)   Reports on Form 8-K.
        --------------------------

              There were no reports filed on Form 8-K in the quarter ended December 31, 2001.

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

                                  Cousins Properties Incorporated
                                  (Registrant)

Dated: March 25, 2002

                                  BY:    /s/ Kelly H. Barrett
                                         --------------------------------------
                                         Kelly H. Barrett
                                         Senior Vice President and Chief
                                           Financial Officer
                                        (Principal Financial and Accounting
                                           Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature                              Capacity                      Date
---------                              --------                      ----

Principal Executive Officer:
                                   Chairman of the Board         March 25, 2002
/s/ T.G. Cousins
----------------------------------
      T. G. Cousins

Principal Financial and Accounting
Officer:
                                   Senior Vice President and     March 25, 2002
/s/ Kelly H. Barrett                 Chief Financial Officer
----------------------------------
      Kelly H. Barrett

Additional Directors:
                                   President, Chief Executive    March 25, 2002
/s/ Thomas D. Bell, Jr.              Officer and Vice Chairman
----------------------------------   of the Board
      Thomas D. Bell, Jr.

/s/ Richard W. Courts              Director                      March 25, 2002
----------------------------------
      Richard W. Courts, II

/s/ Boone A. Knox                  Director                      March 25, 2002
----------------------------------
      Boone A. Knox

/s/ Hugh L. McColl, Jr.            Director                      March 25, 2002
----------------------------------
      Hugh L. McColl, Jr.

/s/ William Porter Payne           Director                      March 25, 2002
----------------------------------
      William Porter Payne






              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE
              ----------------------------------------------------







To Cousins Properties Incorporated:

         We have audited in accordance with auditing standards generally accepted in the United States, the financial statements included in the Cousins Properties Incorporated annual report to stockholders incorporated by reference in this Form l0-K, and have issued our report thereon dated February 20, 2002. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14, Part (a) 2.A. is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.






                                                        ARTHUR ANDERSEN LLP






Atlanta, Georgia
February 20, 2002



                                                                                                                        SCHEDULE III
                                                                                                                       (Page 1 of 5)
            COUSINS PROPERTIES INCORPORATED AND CONSOLIDATED ENTITIES
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2001
                                ($ in thousands)

     Column A                  Column B         Column C              Column D                       Column E
     --------                  --------         --------              --------                       --------
                                                                  Costs Capitalized            Gross Amount at Which
                                              Initial Cost           Subsequent                     Carried at
                                               to Company          to Acquisition                December 31, 2001
                                           -------------------  ---------------------   ------------------------------------

                                                                            Carrying
                                                                              Costs
                                                    Buildings               Less Cost       Land        Buildings
                                                       and       Improve-   of Sales      and Land         and         Total
Description                  Encumbrances  Land   Improvements     ments    and Other   Improvements  Improvements      (a)
-----------                  ------------  ----   ------------   --------   ---------   ------------  ------------     -----

LAND HELD FOR INVESTMENT OR FUTURE DEVELOPMENT
----------------------------------------------
   North Point Property -
     Fulton Co., GA          $     --    $  10,294  $     --    $ 15,767   $(17,037)     $  9,024      $     --      $    9,024
   Salem Road Station
     Outparcels -
     Newton Co., GA                --          611        --          --       (325)          286            --             286
   Wildwood - Atlanta, GA          --       11,156        --       4,847    (10,019)        5,984            --           5,984
                             --------------------------------------------------------------------------------------------------
                                   --       22,061        --      20,614    (27,381)       15,294            --          15,294
                             --------------------------------------------------------------------------------------------------

     Column A                   Column F    Column G     Column H    Column I
     --------                   --------    --------     --------    --------



                                                                      Life on
                                                                     Which De-
                                                                     preciation
                                                                      In 2001
                                             Date of                  Income
                                Deprecia-   Construc-      Date      Statement
Description                      tion (a)     tion       Acquired   Is Computed
-----------                     ---------   ---------    --------   -----------

LAND HELD FOR INVESTMENT OR FUTURE DEVELOPMENT
----------------------------------------------
   North Point Property -
     Fulton Co., GA              $     --       --       1970-1985         --
   Salem Road Station
     Outparcels -
     Newton Co., GA                    --       --          1999           --
   Wildwood - Atlanta, GA              --       --       1971-1989         --
                                 --------
                                       --
                                 --------




                                                                                                                       SCHEDULE III
                                                                                                                      (Page 2 of 5)
            COUSINS PROPERTIES INCORPORATED AND CONSOLIDATED ENTITIES
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2001
                                ($ in thousands)


     Column A                  Column B         Column C              Column D                       Column E
     --------                  --------         --------              --------                       --------
                                                                  Costs Capitalized            Gross Amount at Which
                                              Initial Cost           Subsequent                     Carried at
                                               to Company          to Acquisition                December 31, 2001
                                           -------------------  ---------------------   ------------------------------------

                                                                            Carrying
                                                                              Costs
                                                    Buildings               Less Cost       Land        Buildings
                                                       and       Improve-   of Sales      and Land         and         Total
Description                  Encumbrances  Land   Improvements     ments    and Other   Improvements  Improvements      (a)
-----------                  ------------  ----   ------------   --------   ---------   ------------  ------------     -----

OPERATING PROPERTIES
--------------------
   Inforum -
     Atlanta, GA             $     --    $  5,226   $ 67,370    $ 17,603   $     --      $  5,226      $ 84,973      $   90,199
   101 Independence Center -
     Charlotte, NC             45,864      11,096     62,824       4,682         --        11,155        67,447          78,602
   101 Second Street -
     San Francisco, CA         88,858      11,698         --      78,805      7,504        11,698        86,309          98,007
   333 John Carlyle -
     Washington, D.C.          48,960       5,371         --      22,161      1,483         5,371        23,644          29,015
   333 North Point Center East -
     Fulton Co., GA                --         551         --      11,998        809           551        12,807          13,358
   555 North Point Center East -
     Fulton Co., GA            32,460         368         --      15,380      1,172           368        16,552          16,920
   600 University Park Place -
     Birmingham, AL            13,957       1,899         --      16,562      1,768         1,899        18,330          20,229
   615 Peachtree Street -
     Atlanta, GA                   --       4,740      7,229       1,466         --         4,740         8,695          13,435
   AT&T Wireless Services
     Headquarters -
     Los Angeles, CA               --          --         --      54,869      1,343            --        56,212          56,212
   Cerritos Corporate
     Center - Phase II -
     Los Angeles, CA               --          --         --      18,832        352            --        19,184          19,184
   1900 Duke Street -
     Washington, D.C.              --          --         --      22,798      1,200            --        23,998          23,998
   Lakeshore Park Plaza -
     Birmingham, AL            10,300       3,362     12,261         168         --         3,362        12,429          15,791

     Column A                   Column F    Column G     Column H    Column I
     --------                   --------    --------     --------    --------



                                                                      Life on
                                                                     Which De-
                                                                     preciation
                                                                      In 2001
                                             Date of                  Income
                                Deprecia-   Construc-      Date      Statement
Description                      tion (a)     tion       Acquired   Is Computed
-----------                     ---------   ---------    --------   -----------
OPERATING PROPERTIES
--------------------
   Inforum -
     Atlanta, GA                $ 17,887       --          1999       25 Years
   101 Independence Center -
     Charlotte, NC                15,634       --          1996       25 Years
   101 Second Street -
     San Francisco, CA             8,333      1998         1997       30 Years
   333 John Carlyle -
     Washington, D.C.              3,035      1998         1998       30 Years
   333 North Point Center East -
     Fulton Co., GA                3,123      1996         1996       30 Years
   555 North Point Center East -
     Fulton Co., GA                1,793      1998         1998       30 Years
   600 University Park Place -
     Birmingham, AL                1,901      1998         1998       30 Years
   615 Peachtree Street -
     Atlanta, GA                   3,239       --          1996       15 Years
   AT&T Wireless Services
     Headquarters -
     Los Angeles, CA               5,418      1998         1998       30 Years
   Cerritos Corporate
     Center - Phase II -
     Los Angeles, CA                 441      1999         2001       30 Years
   1900 Duke Street -
     Washington, D.C.              1,065      2000         2001       30 Years
   Lakeshore Park Plaza -
     Birmingham, AL                1,575       --          1998       30 Years

                                                                                                                       SCHEDULE III
                                                                                                                      (Page 3 of 5)
            COUSINS PROPERTIES INCORPORATED AND CONSOLIDATED ENTITIES
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2001
                                ($ in thousands)

     Column A                  Column B         Column C              Column D                       Column E
     --------                  --------         --------              --------                       --------
                                                                  Costs Capitalized            Gross Amount at Which
                                              Initial Cost           Subsequent                     Carried at
                                               to Company          to Acquisition                December 31, 2001
                                           -------------------  ---------------------   ------------------------------------

                                                                            Carrying
                                                                              Costs
                                                    Buildings               Less Cost       Land        Buildings
                                                       and       Improve-   of Sales      and Land         and         Total
Description                  Encumbrances  Land   Improvements     ments    and Other   Improvements  Improvements      (a)
-----------                  ------------  ----   ------------   --------   ---------   ------------  ------------     -----

OPERATING PROPERTIES (Continued)
--------------------------------
   One Georgia Center -
     Atlanta, GA                   --        9,267    27,079       3,869          2         9,267        30,950       40,217
   The Points at Waterview -
     Collin Co., TX                --        2,558    22,910         279         --         2,558        23,189       25,747
   Wildwood - 3100 Windy Hill
     Road - Atlanta, GA            --           --    17,005          --         --            --        17,005       17,005
   Wildwood - 3301 Windy
     Ridge Parkway -
     Atlanta, GA                   --           20        --      10,363      1,516         1,439        10,460       11,899
   AtheroGenics -
     Fulton Co., GA                --          200        --       7,411         80           200         7,491        7,691
   Meridian Mark Plaza -
     Atlanta, GA               25,194        2,200        --      22,102      1,735         2,200        23,837       26,037
   Northside/Alpharetta I -
     Fulton Co., GA            10,082           --    15,577         218         --            --        15,795       15,795
   Northside/Alpharetta II -
     Fulton Co., GA                --           --        --      17,081      1,012            --        18,093       18,093
   The Avenue East Cobb -
     Cobb Co., GA              38,592        7,205        --      31,937      1,882         7,205        33,819       41,024
   The Avenue of the Peninsula -
     Rolling Hills Estates, CA     --        4,338    17,152      60,084      7,120         4,338        84,356       88,694
   Mira Mesa MarketCenter -
     San Diego, CA                 --       14,465        --      33,341      2,415        14,465        35,756       50,221
   North Point Stand Alone
     Retail Sites -
     Fulton Co., GA                --        4,559        --         426     (1,293)        3,692            --        3,692
   Perimeter Expo -
     Atlanta, GA               20,088        8,564        --      11,181         71         8,564        11,252       19,816

     Column A                   Column F    Column G     Column H    Column I
     --------                   --------    --------     --------    --------



                                                                      Life on
                                                                     Which De-
                                                                     preciation
                                                                      In 2001
                                             Date of                  Income
                                Deprecia-   Construc-      Date      Statement
Description                      tion (a)     tion       Acquired   Is Computed
-----------                     ---------   ---------    --------   -----------
OPERATING PROPERTIES (Continued)
--------------------
   One Georgia Center -
     Atlanta, GA                1,975          --          2000      30 Years
   The Points at Waterview -
     Collin Co., TX             1,418          --          2000      25 Years
   Wildwood - 3100 Windy Hill
     Road - Atlanta, GA         3,401         1997         1997      25 Years
   Wildwood - 3301 Windy
     Ridge Parkway -
     Atlanta, GA                5,550         1984         1984      30 Years
   AtheroGenics -
     Fulton Co., GA             1,429         1998         1998      30 Years
   Meridian Mark Plaza -
     Atlanta, GA                3,070         1997         1997      30 Years
   Northside/Alpharetta I -
     Fulton Co., GA             2,251          --          1998      25 Years
   Northside/Alpharetta II -
     Fulton Co., GA             1,539         1998         1998      30 Years
   The Avenue East Cobb -
     Cobb Co., GA               5,411         1998         1998      30 Years
   The Avenue of the Peninsula -
     Rolling Hills Estates, CA  5,644         1998         1998      30 Years
   Mira Mesa MarketCenter -
     San Diego, CA              2,175         1999         1999      30 Years
   North Point Stand Alone
     Retail Sites -
     Fulton Co., GA               173          --        1970-1985    Various
   Perimeter Expo -
     Atlanta, GA                3,396         1993         1993      30 Years




                                                                                                                       SCHEDULE III
                                                                                                                      (Page 4 of 5)
            COUSINS PROPERTIES INCORPORATED AND CONSOLIDATED ENTITIES
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2001
                                ($ in thousands)

      Column A                  Column B         Column C              Column D                       Column E
     --------                  --------         --------              --------                       --------
                                                                  Costs Capitalized            Gross Amount at Which
                                              Initial Cost           Subsequent                     Carried at
                                               to Company          to Acquisition                December 31, 2001
                                           -------------------  ---------------------   ------------------------------------

                                                                            Carrying
                                                                              Costs
                                                    Buildings               Less Cost       Land        Buildings
                                                       and       Improve-   of Sales      and Land         and         Total
Description                  Encumbrances  Land   Improvements     ments    and Other   Improvements  Improvements      (a)
-----------                  ------------  ----   ------------   --------   ---------   ------------  ------------     -----

OPERATING PROPERTIES (Continued)
--------------------------------
   Presidential MarketCenter -
     Gwinnett Co., GA            27,895      3,956        --      24,723        900         3,956        25,623         29,579
   Salem Road Station -
     Atlanta, GA                     --        412        --       5,711        430           412         6,141          6,553
   Miscellaneous                     --        398       145          76       (474)           --           145            145
                               -----------------------------------------------------------------------------------------------
                                362,250    102,453   249,552     494,126     31,027       102,666       774,492        877,158
                               -----------------------------------------------------------------------------------------------

PROJECTS UNDER CONSTRUCTION
---------------------------
   55 Second Street -
     San Francisco, CA         $     --   $ 22,141  $     --    $ 63,730   $  7,995      $ 24,318      $ 69,548     $   93,866
   The Avenue Peachtree City -
     Fayette Co., GA                 --      3,510        --      21,784      1,542         3,643        23,193         26,836
   Congress at Fourth -
     Austin, TX                      --     12,270        --       6,819      1,042        12,764         7,367         20,131
                               -----------------------------------------------------------------------------------------------
                                     --     37,921        --      92,333     10,579        40,725       100,108        140,833
                               -----------------------------------------------------------------------------------------------

RESIDENTIAL LOTS UNDER DEVELOPMENT
----------------------------------
   Echo Mill -
     Cobb Co., GA              $     --   $  5,298  $     --    $ 10,261   $(16,815)     $ (1,256)     $     --     $   (1,256)
   Alcovy Woods -
     Gwinnett Co., GA                --      1,142        --       3,000     (4,130)           12            --             12
   River's Call -
     Cobb Co., GA                    --      1,059        --       4,459     (2,932)        2,586            --          2,586
   The Lakes at Cedar Grove -
     Fulton Co., GA               3,000      4,720        --       6,189        269        11,178            --         11,178
                               -----------------------------------------------------------------------------------------------
                                  3,000     12,219        --      23,909    (23,608)       12,520            --         12,520
                               -----------------------------------------------------------------------------------------------
                               $365,250   $174,654  $249,552    $630,982   $ (9,383)     $171,205      $874,600     $1,045,805
                               ===============================================================================================

     Column A                   Column F    Column G     Column H    Column I
     --------                   --------    --------     --------    --------



                                                                      Life on
                                                                     Which De-
                                                                     preciation
                                                                      In 2001
                                             Date of                  Income
                                Deprecia-   Construc-      Date      Statement
Description                      tion (a)     tion       Acquired   Is Computed
-----------                     ---------   ---------    --------   -----------
OPERATING PROPERTIES (Continued)
--------------------

   Presidential MarketCenter -
     Gwinnett Co., GA              4,783   1993-2000        1993     30 Years
   Salem Road Station -
     Atlanta, GA                     244     1999           1999     30 Years
   Miscellaneous                     136      --         1977-1984    Various
                                --------
                                 106,039
                                --------

PROJECTS UNDER CONSTRUCTION
---------------------------
   55 Second Street -
     San Francisco, CA          $     --      1999           1999          --
   The Avenue Peachtree City -
     Fayette Co., GA                  --      1999           1999    30 Years
   Congress at Fourth -
     Austin, TX                       --      2001           2001          --
                                --------
                                      --
                                --------

RESIDENTIAL LOTS UNDER DEVELOPMENT
----------------------------------
   Echo Mill -
     Cobb Co., GA               $     --      1994           1994          --
   Alcovy Woods -
     Gwinnett Co., GA                 --      1996           1996          --
   River's Call -
     Cobb Co., GA                     --      2000        1971-1989        --
   The Lakes at Cedar Grove -
     Fulton Co., GA                   --      2001           2001          --
                                --------
                                      --
                                --------
                                $106,039
                                ========


                                                                                                                       SCHEDULE III
                                                                                                                      (Page 5 of 5)
            COUSINS PROPERTIES INCORPORATED AND CONSOLIDATED ENTITIES
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2001
                                                 ($ in thousands)

NOTES:
      (a)  Reconciliations of total real estate carrying value and accumulated depreciation for the three years ended December 31, 2001 are as follows:
                                                           Real Estate                 Accumulated Depreciation
                                               --------------------------------      ----------------------------
                                                  2001        2000       1999          2001       2000      1999
                                                  ----        ----       ----          ----       ----      ----
           Balance at beginning of period      $  954,480   $768,783   $462,047      $ 70,032   $35,929   $23,422
              Additions during the period:
                Improvements and other
                  capitalized costs               132,023    213,783    350,114            --        --        --
                Provision for depreciation             --         --         --        36,007    34,103    12,507
                                               --------------------------------      ----------------------------
                                                  132,023    213,783    350,114        36,007    34,103    12,507
                                               --------------------------------      ----------------------------


              Deductions during the period:
                Cost of real estate contributed        --         --         --            --        --        --
                Cost of real estate sold          (40,698)   (28,086)   (43,378)           --        --        --
                                               --------------------------------      ----------------------------
                                                  (40,698)   (28,086)   (43,378)           --        --        --
                                               --------------------------------      ----------------------------
           Balance at close of period          $1,045,805   $954,480   $768,783      $106,039   $70,032   $35,929
                                               ================================      ============================

                         REPORT OF INDEPENDENT AUDITORS
                         ------------------------------



To the Partners of
CSC Associates, L.P. (A Limited Partnership)

We have audited the accompanying balance sheets of CSC Associates, L.P. (the Partnership) as of December 31, 2001 and 2000, and the related statements of operations, partners' capital, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also include the financial statement schedule of CSC Associates, L.P. listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CSC Associates, L.P. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                           ERNST & YOUNG LLP

Atlanta, Georgia
February 1, 2002, except for Note 7 for which the date is March 15, 2002

                              CSC ASSOCIATES, L.P.
                              --------------------
                                 BALANCE SHEETS
                                 --------------
                           DECEMBER 31, 2001 AND 2000
                           --------------------------
                                ($ in thousands)


                                     ASSETS
                                     ------
                                                             2001       2000
                                                           -------    --------
REAL ESTATE ASSETS:

    Building and improvements, including land and
        land improvements of $22,818 in 2001 and 2000      $223,187   $223,687
    Accumulated depreciation                                (65,710)   (58,678)
                                                           -------------------
                                                            157,477    165,009
                                                           -------------------
CASH AND CASH EQUIVALENTS                                     1,662        982
                                                           -------------------
NOTE RECEIVABLE (Note 4)                                     66,007     68,789
                                                           -------------------
OTHER ASSETS:

    Deferred expenses, net of accumulated amortization
        of $868 and $772 in 2001 and 2000, respectively         639        822
    Straight-line rent, interest and other receivables
        (Note 3)                                             11,282     11,558
    Furniture, fixtures and equipment, net of accumulated
        depreciation of $75 and $80 in 2001 and 2000,
        respectively                                             51         69
    Other, net of accumulated amortization of $222 and $181
         in 2001 and 2000 (Note 6)                              801        842
                                                           -------------------
           Total other assets                                12,773     13,291
                                                           -------------------
                                                           $237,919   $248,071
                                                           ===================

                        LIABILITIES AND PARTNERS' CAPITAL
                        ---------------------------------

NOTE PAYABLE (Note 4)                                      $ 66,007   $ 68,789

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES                      2,975      2,199
                                                           -------------------
           Total liabilities                                 68,982     70,988
                                                           -------------------
PARTNERS' CAPITAL (Note 1)                                  168,937    177,083
                                                           -------------------
                                                           $237,919   $248,071
                                                           ===================




The accompanying notes are an integral part of these balance sheets.

                              CSC ASSOCIATES, L.P.
                              --------------------
                            STATEMENTS OF OPERATIONS
                            ------------------------
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
              ----------------------------------------------------
                                ($ in thousands)

                                                     2001      2000     1999
                                                   -------   -------   -------

REVENUES:
    Rental income and recovery of expenses
        charged directly to specific tenants       $39,948   $39,339   $38,585
    Interest income (Note 4)                         4,306     4,478     4,639
                                                   ---------------------------
        Total revenues                              44,254    43,817    43,224
                                                   ---------------------------
EXPENSES:
    Real estate taxes                                4,222     4,133     3,856
    Management and personnel costs                   1,958     1,867     1,762
    Cleaning                                         1,473     1,475     1,453
    Utilities                                          826       813       874
    Contract security                                  627       517       536
    Repairs and maintenance                            486       456       465
    Elevator                                           355       337       340
    Parking                                            279       276       286
    General and administrative expenses                173        75        80
    Grounds maintenance                                135       129       138
    Insurance                                          115       110       103
    Marketing and other expenses                        63        63        43
    Interest expense (Note 4)                        4,306     4,478     4,639
    Depreciation and amortization                    7,662     7,710     7,694
                                                   ---------------------------
           Total expenses                           22,680    22,439    22,269
                                                   ---------------------------
NET INCOME                                         $21,574   $21,378   $20,955
                                                   ===========================


The accompanying notes are an integral part of these statements.

                              CSC ASSOCIATES, L.P.
                              --------------------
                    STATEMENTS OF PARTNERS' CAPITAL (NOTE 1)
                    ----------------------------------------
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
              ----------------------------------------------------
                                ($ in thousands)










         BALANCE, December 31, 1998                              $190,210

           Net income                                              20,955
           Distributions                                          (27,480)
                                                                 --------

         BALANCE, December 31, 1999                               183,685

           Net income                                              21,378
           Distributions                                          (27,980)
                                                                 --------

         BALANCE, December 31, 2000                               177,083

           Net income                                              21,574
           Distributions                                          (29,720)
                                                                 --------

         BALANCE, December 31, 2001                              $168,937
                                                                 ========









         The accompanying notes are an integral part of these statements.



                              CSC ASSOCIATES, L.P.
                              --------------------
                            STATEMENTS OF CASH FLOWS
                            ------------------------
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
              ----------------------------------------------------
                                ($ in thousands)

                                                                        2001        2000        1999
                                                                      -------     -------     -------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                        $21,574     $21,378     $20,955
    Adjustments to reconcile net income to
        net cash provided by operating activities:
           Depreciation and amortization                                7,662       7,710       7,694
           Effect of recognizing rental revenues
               on a straight-line basis                                   362         207          15
           Change in other receivables and
               other assets                                               109         130        (170)
           Change in accounts payable and
               accrued liabilities related to operations                  775      (1,015)         27
                                                                      -------------------------------
Net cash provided by operating activities                              30,482      28,410      28,521
                                                                      -------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to building and improvements                                (54)     (1,604)       (178)
    Collection of note receivable                                       2,782       2,610       2,450
    Payments for furniture, fixtures and equipment and
        deferred expenses                                                 (28)       (113)       (335)
                                                                      -------------------------------
Net cash provided by investing activities                               2,700         893       1,937
                                                                      -------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of note payable                                          (2,782)     (2,610)     (2,450)
    Partnership distributions                                         (29,720)    (27,980)    (27,480)

Net cash used in financing activities                                 (32,502)    (30,590)    (29,930)

NET INCREASE (DECREASE) IN CASH                                           680      (1,287)        528

CASH AND CASH EQUIVALENTS AT
    BEGINNING OF YEAR                                                     982       2,269       1,741
                                                                      -------------------------------
CASH AND CASH EQUIVALENTS AT
    END OF YEAR                                                       $ 1,662     $   982     $ 2,269
                                                                      ===============================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
    INFORMATION:
        Cash paid during the year for interest                        $ 4,314     $ 4,485     $ 4,646
                                                                      ===============================



The accompanying notes are an integral part of these statements.

                              CSC ASSOCIATES, L.P.
                              --------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                        DECEMBER 31, 2001, 2000 AND 1999
                        --------------------------------




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

2.       SIGNIFICANT ACCOUNTING POLICIES
         ------------------------------
Capitalization Policies
-----------------------

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

Depreciation and Amortization
-----------------------------

         Real estate assets are carried at cost. Depreciation of the Building commenced on the date the Building became operational for financial reporting purposes, and the Building is being depreciated over 40 years. Leasehold and tenant improvements are amortized over the life of the related lease or the useful life of the asset, whichever is shorter. Furniture, fixtures, and equipment are depreciated over 5 years. Deferred expenses, which include certain marketing and leasing costs and deferred operating expenses which are being passed through to the tenants, are amortized over the period of estimated benefit. The straight-line method is used for all depreciation and amortization.

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

Long-Lived Assets
-----------------

         Long-lived assets include property, equipment and other assets which are held and used by an entity. These assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying value of long-lived assets is periodically reviewed by management, and impairment losses, if any, are recognized when the expected undiscounted future operating cash flows derived from such assets are less than their carrying value. Management believes no such impairments have occurred during any of the periods presented.

         In August 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 establishes new rules for measuring impairment of long-lived assets and accounting for discontinued operations. The Partnership adopted the standard effective January 1, 2002 and does not believe the standard will have a significant impact on its financial statements.

Rental Income
-------------

         In accordance with Statement of Financial Accounting Standards ("SFAS") No. 13, income on leases which include increases in rental rates over the lease term (other than scheduled increases based on the Consumer Price Index) is recognized on a straight-line basis.

Allowance for Doubtful Accounts
-------------------------------

         From time to time, the Partnership evaluates the need to establish an allowance for doubtful accounts based on a review of specific receivables. As of December 31, 2001 and 2000, there is no allowance for doubtful accounts included in the accompanying Balance Sheets.

Use of Estimates
----------------

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Reclassifications
-----------------

         Certain 1999 and 2000 balances have been reclassified to conform with 2001 presentation.

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

         At December 31, 2001, future minimum rentals to be received under existing non-cancelable leases, excluding tenants' current pro rata share of operating expenses, are as follows ($ in thousands):

                                        Lease         Leases
                                         With          With
                                      NB Holdings      Third
                                      Corporation     Parties         Total
                                      -----------     -------       --------

             2002                      $ 13,936       $16,666       $ 30,602
             2003                        14,166        16,751         30,917
             2004                        14,166        15,359         29,525
             2005                        14,166        14,869         29,035
             2006                        14,166        15,049         29,215
             Subsequent to 2006          83,706        18,500        102,206
                                       -------------------------------------
                                       $154,306       $97,194       $251,500
                                       =====================================

         In the year ended December 31, 2001 and 2000, income which would have accrued in accordance with the lease terms exceeded income recognized on a straight-line basis by $362,000 and $207,000, respectively. At December 31, 2001 and 2000, receivables which related to the cumulative excess of revenues recognized in accordance with SFAS No. 13 over revenues which accrued in accordance with the actual lease agreements totaled approximately $10,250,000 and $10,612,000, respectively. Of that amount, 14% was related to leases with NB Holdings Corporation and approximately 38% and 34% was related to each of two professional services firms, respectively. At December 31, 2001, NB Holdings Corporation leased approximately 46% and two professional services firms leased approximately 18% and 17%, respectively, of the net rentable space of the Building.





4.       NOTE PAYABLE AND NOTE RECEIVABLE
         --------------------------------

         On February 6, 1996, the Partnership issued $80 million of 6.377% collateralized notes (the "Notes"). The Notes amortize in equal monthly installments of $590,680 based on a 20 year amortization schedule, and mature February 15, 2011. The Notes are non-recourse obligations of the Partnership and are secured by a Deed to Secure Debt, Assignment of Rents and Security Agreement covering the Partnership's interest in the Building (see Note 7).

         The Partnership has loaned the $80 million proceeds of the Notes to CPI under a non-recourse loan (the "CPI Loan") secured by CPI's Partnership interests under the same payment terms as those of the Notes. CPI paid all costs of issuing the Notes and the CPI Loan, including a $400,000 fee to an affiliate of Bank of America. In addition, CPI pays a monthly fee to an affiliate of Bank of America of .025% of the outstanding principal balance of the Notes. These fees totaled approximately $203,000 and $211,000 in 2001 and 2000, respectively.

         The estimated fair value of both the note payable and related note receivable at December 31, 2001 and 2000 was $64 million and $66 million, respectively, which was calculated by discounting future cash flows under the notes at estimated rates at which similar notes would be made currently.

         The maturities of the Notes at December 31, 2001 are as follows (in thousands):

                           2002                          $ 2,965
                           2003                            3,159
                           2004                            3,367
                           2005                            3,588
                           2006                            3,823
                           Subsequent to 2006             49,105
                                                         -------
                                                         $66,007
                                                         =======

5.       RELATED PARTIES
         ---------------

         The Partnership engaged CPI and an affiliate of CPI to manage, develop and lease the Building. During 2001, 2000 and 1999, fees to CPI and its affiliate incurred by the Partnership were as follows ($ in thousands):

                                               2001        2000       1999
                                              ------      ------     ------

Development and tenant construction fees      $   --      $   --     $   27
Leasing and procurement fees                     303         109         63
Management fees                                1,007         990        959
                                              -----------------------------
                                              $1,310      $1,099     $1,049
                                              =============================

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

7.       SUBSEQUENT EVENT
         ----------------

         On February 22, 2002, the Partnership completed a $150 million non-recourse mortgage note payable with an interest rate of 6.9575%. This non-recourse mortgage note payable amortizes in equal monthly installments of $1,056,105 based on a 20 year amortization schedule and matures March 1, 2012. This non-recourse mortgage note payable is secured by a Deed to Secure Debt, Assignment of Rents and Security Agreement covering the Partnership's interest in the Building.

         The Partnership has loaned the $150 million proceeds to CPI under a non-recourse loan (the "CPI New Loan") secured by CPI's Partnership interests under the same payment terms as those of the CPI New Loan. CPI paid all costs of issuing the CPI New Loan, including a $750,000 fee to an affiliate of Bank of America.

         On March 15, 2002, $65,873,925 of the proceeds from this financing was used to pay off in full the Notes (see Note 4). The $65,873,925 included $65,525,710 for the payoff of the principal balance as of February 15, 2002 (the last payment date of the Notes) and $348,215 for accrued interest from February 15, 2002 through March 14, 2002. The existing non-recourse loan from CPI, which is secured by CPI's interest in CSC under the same payment terms as those of the Notes, was also repaid in full.In connection with the prepayment in full of the Notes, CPI paid a prepayment premium in the amount of $2,871,925.



                                                                                                                       SCHEDULE III

                              CSC ASSOCIATES, L.P.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2001
                                ($ in thousands)

      Column A                  Column B         Column C              Column D                       Column E
     --------                  --------         --------              --------                       --------
                                                                  Costs Capitalized            Gross Amount at Which
                                              Initial Cost           Subsequent                     Carried at
                                               to Company          to Acquisition                December 31, 2001
                                           -------------------  ---------------------   ------------------------------------

                                                                            Carrying
                                                                              Costs
                                                    Buildings               Less Cost       Land        Buildings
                                                       and       Improve-   of Sales      and Land         and         Total
Description                  Encumbrances  Land   Improvements     ments    and Other   Improvements  Improvements      (a)
-----------                  ------------  ----   ------------   --------   ---------   ------------  ------------     -----
Bank of America Plaza
   Atlanta, Georgia            $    --    $18,200   $  --       $184,668     $10,449       $22,818      $200,369     $223,187

                               ==============================================================================================
     Column A                   Column F    Column G     Column H    Column I
     --------                   --------    --------     --------    --------



                                                                      Life on
                                                                     Which De-
                                                                     preciation
                                                                      In 2001
                                             Date of                  Income
                                Deprecia-   Construc-      Date      Statement
Description                      tion (a)     tion       Acquired   Is Computed
-----------                     ---------   ---------    --------   -----------

Bank of America Plaza
   Atlanta, Georgia             $65,710    1990-1992     1990        5-40
                                =======


NOTE: (a)  Reconciliations of total real estate carrying value and accumulated depreciation for the three years ended December 31, 2001 are as follows:



                                                                      Real Estate                   Accumulated Depreciation
                                                         ----------------------------------      -------------------------------

                                                           2001         2000         1999          2001        2000       1999

Balance at beginning of period                           $223,687     $222,436     $222,421      $58,678     $51,399     $43,942
Improvements and other capitalized costs                       54        1,604          178           --          --          --
Write-offs of improvements and other capitalized costs       (554)        (353)        (163)        (554)       (353)       (163)
Provision for depreciation                                     --           --           --        7,586       7,632       7,620
                                                         ----------------------------------      -------------------------------
Balance at end of period                                 $223,187     $223,687     $222,436      $65,710     $58,678     $51,399
                                                         ==================================      ===============================
