Form 10-Q
period 2002-03-31
COUSINS PROPERTIES INC
filed 2002-05-13
CIK 25232

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended March 31, 2002                  Commission file number 0-3576






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


     At April 30, 2002, 49,668,522 shares of common stock of the Registrant were outstanding.

            COUSINS PROPERTIES INCORPORATED AND CONSOLIDATED ENTITIES
                           CONSOLIDATED BALANCE SHEETS
                     ($ in thousands, except share amounts)



                                                         March 31,  December 31,
                                                            2002       2001
                                                        ----------- ------------
                                                        (Unaudited)

ASSETS
------
PROPERTIES:
   Operating properties, net of accumulated
     depreciation of $117,954 as of March 31, 2002
     and $106,039 as of December 31, 2001                $  791,007  $  771,119
   Land held for investment or future development            16,981      15,294
   Projects under construction                              130,937     140,833
   Residential lots under development                        11,843      12,520
                                                         ----------  ----------
     Total properties                                       950,768     939,766

CASH AND CASH EQUIVALENTS, at cost which
  approximates market                                         4,791      10,556

NOTES AND OTHER RECEIVABLES                                  40,727      39,920

INVESTMENT IN UNCONSOLIDATED JOINT VENTURES                 182,805     185,397

OTHER ASSETS                                                 39,157      36,377
                                                         ----------  ----------
       TOTAL ASSETS                                      $1,218,248  $1,212,016
                                                         ==========  ==========

LIABILITIES AND STOCKHOLDERS' INVESTMENT
----------------------------------------

NOTES PAYABLE                                            $  597,304  $  585,275

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES                     25,147      27,149

DEPOSITS AND DEFERRED INCOME                                  3,500       2,422
                                                         ----------  ----------
       TOTAL LIABILITIES                                    625,951     614,846
                                                         ----------  ----------
DEFERRED GAIN                                               106,614     107,676
                                                         ----------  ----------
MINORITY INTERESTS                                           27,024      26,821
                                                         ----------  ----------
COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS' INVESTMENT:
   Common stock, $1 par value, authorized 150,000,000
     shares; issued 50,341,720 shares at March 31, 2002
     and 50,106,100 shares at December 31, 2001              50,342      50,106
   Additional paid-in capital                               280,893     276,268
   Treasury stock at cost, 681,000 shares in
     2002 and 2001                                          (17,465)    (17,465)
   Unearned compensation                                     (3,400)     (3,580)
   Cumulative undistributed net income                      148,289     157,344
                                                         ----------  ----------
       TOTAL STOCKHOLDERS' INVESTMENT                       458,659     462,673
                                                         ----------  ----------
       TOTAL LIABILITIES AND STOCKHOLDERS' INVESTMENT    $1,218,248  $1,212,016
                                                         ==========  ==========





The accompanying notes are an integral part of these consolidated balance sheets.

            COUSINS PROPERTIES INCORPORATED AND CONSOLIDATED ENTITIES
                        CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (UNAUDITED)
                    (In thousands, except per share amounts)

                                                             2002        2001
                                                           -------     -------
REVENUES:
   Rental property revenues                                $39,401     $35,656
   Development income                                        1,186       1,626
   Management fees                                           2,354       1,471
   Leasing and other fees                                    1,157         621
   Residential lot and outparcel sales                       4,035       2,388
   Interest and other                                        1,135       1,595
                                                           -------     -------
                                                            49,268      43,357
                                                           -------     -------
INCOME FROM UNCONSOLIDATED JOINT VENTURES                    7,030       5,505
                                                           -------     -------
COSTS AND EXPENSES:
   Rental property operating expenses                       11,509      10,614
   General and administrative expenses                       7,295       6,101
   Depreciation and amortization                            12,020      10,583
   Stock appreciation right expense (credit)                    41        (258)
   Residential lot and outparcel cost of sales               2,970       1,999
   Interest expense                                          8,532       7,171
   Property taxes on undeveloped land                          176         168
   Other                                                       987         402
                                                           -------     -------
                                                            43,530      36,780
                                                           -------     -------
INCOME FROM OPERATIONS BEFORE INCOME TAXES,
   GAIN ON SALE OF INVESTMENT PROPERTIES AND
   EXTRAORDINARY LOSS                                       12,768      12,082
PROVISION (BENEFIT) FOR INCOME TAXES FROM OPERATIONS         1,022        (940)
                                                           -------     -------
INCOME BEFORE GAIN ON SALE OF INVESTMENT PROPERTIES
   AND EXTRAORDINARY LOSS                                   11,746      13,022
GAIN ON SALE OF INVESTMENT PROPERTIES, NET OF
   APPLICABLE INCOME TAX PROVISION                           1,029      18,345
                                                           -------     -------
INCOME BEFORE EXTRAORDINARY LOSS                            12,775      31,367
EXTRAORDINARY LOSS (NOTE 6)                                  3,501           -
                                                           -------     -------
NET INCOME                                                 $ 9,274     $31,367
                                                           =======     =======

WEIGHTED AVERAGE SHARES                                     49,367      49,100
                                                           =======     =======

BASIC NET INCOME PER SHARE:
   Income before extraordinary loss                        $   .26     $   .64
   Extraordinary loss                                          .07           -
                                                           -------     -------
   Basic net income per share                              $   .19     $   .64
                                                           =======     =======

DILUTED WEIGHTED AVERAGE SHARES                             50,406      50,228
                                                           =======     =======
DILUTED NET INCOME PER SHARE:
   Income before extraordinary loss                        $   .25     $   .62
   Extraordinary loss                                          .07           -
                                                           -------     -------
   Diluted net income per share                            $   .18     $   .62
                                                           =======     =======

CASH DIVIDENDS DECLARED PER SHARE                          $   .37     $   .34
                                                           =======     =======

The accompanying notes are an integral part of these consolidated statements.

            COUSINS PROPERTIES INCORPORATED AND CONSOLIDATED ENTITIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (UNAUDITED)
                                ($ in thousands)





                                                               2002      2001
                                                             --------  -------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Income before gain on sale of investment
     properties and extraordinary loss                       $ 11,746  $13,022
   Adjustments to reconcile income before gain on sale
     of investment properties and extraordinary loss to
     net cash provided by operating activities:
       Depreciation and amortization, net of minority
         interest's share                                      12,020   10,487
       Amortization of unearned compensation                      180      325
       Stock appreciation right expense (credit)                   41     (258)
       Cash charges to expense accrual for stock
         appreciation rights                                      (56)      (3)
       Effect of recognizing rental revenues on a
         straight-line basis                                     (909)  (1,246)
       Income from unconsolidated joint ventures               (7,030)  (5,505)
       Operating distributions from unconsolidated
         joint ventures                                        12,115    7,889
       Residential lot and outparcel cost of sales              2,663    1,700
       Changes in other operating assets and liabilities:
         Change in other receivables                              430    1,542
         Change in accounts payable and accrued liabilities    (3,040)  (6,346)
                                                             --------  -------
Net cash provided by operating activities                      28,160   21,607
                                                             --------  -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Gain on sale of investment properties, net of applicable
     income tax provision                                       1,029   18,345
   Adjustments to reconcile gain on sale of investment
     properties to net cash provided by sales activities:
       Cost of sales                                                -   35,674
       Deferred income recognized                              (1,031)  (1,031)
       Non-cash gain on disposition of leasehold interests          -     (236)
   Property acquisition and development expenditures          (22,867) (44,357)
   Investment in unconsolidated joint ventures, including
     interest capitalized to equity investments                (2,493)  (8,217)
   Investment in notes receivable                                (328)    (328)
   Collection of notes receivable                                   -      813
   Net cash paid in acquisition of business                         -   (2,126)
   Change in other assets, net                                 (3,295)  (2,791)
                                                             --------  -------
Net cash used in investing activities                         (28,985)  (4,254)
                                                             --------  -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from credit facility                               79,335   83,777
   Repayment of credit facility                              (149,223) (81,874)
   Dividends paid                                             (18,329) (16,732)
   Common stock sold, net of expenses                           4,861    3,333
   Proceeds from other notes payable                          150,000        -
   Repayment of other notes payable                           (68,083)  (1,361)
   Extraordinary loss                                          (3,501)       -
                                                             --------  -------
Net cash used in financing activities                          (4,940) (12,857)
                                                             --------  -------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS           (5,765)   4,496
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD               10,556    1,696
                                                             --------  -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $  4,791  $ 6,192
                                                             ========  =======


The accompanying notes are an integral part of these consolidated statements.

            COUSINS PROPERTIES INCORPORATED AND CONSOLIDATED ENTITIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (UNAUDITED)

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

         The Consolidated Financial Statements were prepared by the Company without audit, but in the opinion of management reflect all adjustments necessary (which adjustments are of a normal and recurring nature) for the fair presentation of the Company's financial position as of March 31, 2002 and results of operations for the three month periods ended March 31, 2002 and 2001. Results of operations for the interim 2002 period are not necessarily indicative of results expected for the full year. While certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, the Company believes that the disclosures herein are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. The accounting policies employed are the same as those shown in Note 1 to the Consolidated Financial Statements included in such Form 10-K.

2.   SUPPLEMENTAL INFORMATION CONCERNING CASH FLOWS
---------------------------------------------------

         Interest (net of $1,897,000 and $2,314,000 capitalized in 2002 and 2001, respectively) and income taxes refunded were as follows for the three months ended March 31, 2002 and 2001 ($ in thousands):

                                                    2002        2001
                                                   ------       ----

                  Interest paid                    $7,443      $7,095
                  Income taxes refunded            $   12      $    -



3.   NOTES PAYABLE AND INTEREST EXPENSE
---------------------------------------

         At March 31, 2002 and December 31, 2001, notes payable included the following ($ in thousands):
                                          March 31, 2002                             December 31, 2001
                                             Share of                                    Share of
                                          Unconsolidated                              Unconsolidated
                               Company    Joint Ventures    Total        Company     Joint Ventures    Total
                               -------    --------------    -----        -------     --------------    -----

Floating Rate Credit Facility
   and Floating Rate Debt     $ 83,928       $  7,369     $ 91,297      $153,816        $ 7,614      $161,430
Other Debt
   (primarily non-recourse
     fixed rate mortgages)     513,376        266,023      779,399       431,459        268,299       699,758
                              --------       --------     --------      --------       --------      --------
                              $597,304       $273,392     $870,696      $585,275       $275,913      $861,188
                              ========       ========     ========      ========       ========      ========

         For the three months ended March 31, 2002, interest expense was recorded as follows ($ in thousands):
                                                     Share of
                                                  Unconsolidated
                                       Company    Joint Ventures      Total
                                       -------    --------------      -----
            Interest Expensed          $ 8,532        $4,871         $13,403
            Interest Capitalized         1,897             -           1,897
                                       -------        ------         -------
                                       $10,429        $4,871         $15,300
                                       =======        ======         =======

         During the first quarter of 2002, interest was capitalized related to the Company's and the Company's share of unconsolidated joint venture projects under construction which had an average balance of approximately $106 million.

4.  EARNINGS PER SHARE DATA
---------------------------

         Weighted average shares and diluted weighted average shares are as follows (in thousands):
                                                           March 31,   March 31,
                                                             2002        2001
                                                           ---------   ---------
             Weighted average shares                        49,367      49,100
             Dilutive potential common shares                1,039       1,128
                                                            ------      ------
             Diluted weighted average shares                50,406      50,228
                                                            ======      ======
             Anti-dilutive options not included                908       1,121
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

         The management of the Company evaluates performance of its reportable segments based on Funds From Operations ("FFO"). The Company calculates its FFO using the National Association of Real Estate Investment Trusts ("NAREIT") definition of FFO adjusted to (i) eliminate the recognition of rental revenues on a straight-line basis and (ii) reflect stock appreciation right expense on a cash basis. The Company believes its FFO presentation more properly reflects its operating results. The Company's reportable segments are broken down based on what type of product the division provides. The divisions are managed separately because each product they provide has separate and distinct development issues, leasing and/or sales strategies and management issues. The notations (100%) and
(JV) used in the following tables indicate wholly owned and unconsolidated joint ventures, respectively, and all amounts are in thousands.

Three Months Ended                                    Office      Retail      Land      Unallocated
March 31, 2002                                       Division    Division   Division     and Other      Total
--------------                                       --------    --------   --------     ---------      -----

Rental property revenues (100%)                      $ 29,927    $  8,537    $     -     $    28     $   38,492
Rental property revenues (JV)                          18,896         629          -           -         19,525
Development income, management
   fees and leasing and other fees (100%)               4,147         379        171           -          4,697
Other income (100%)                                         -           -      4,035       1,135          5,170
Other income (JV)                                           -           -      1,044           -          1,044
                                                     ----------------------------------------------------------
         Total revenues                                52,970       9,545      5,250       1,163         68,928
                                                     ----------------------------------------------------------
Rental property operating expenses (100%)               9,610       2,095          -           4         11,709
Rental property operating expenses (JV)                 5,747         171          -           -          5,918
Other expenses (100%)                                   4,719       1,571      3,476      11,594         21,360
Other expenses (JV)                                         -           -         14       3,349          3,363
                                                     ----------------------------------------------------------
         Total expenses                                20,076       3,837      3,490      14,947         42,350
                                                     ----------------------------------------------------------
Consolidated funds from operations                     32,894       5,708      1,760     (13,784)        26,578
Depreciation and amortization (100%)                   (8,631)     (2,866)         -          (1)       (11,498)
                                                     ----------------------------------------------------------
Depreciation and amortization (JV)                     (4,032)       (243)         -           -         (4,275)
Effect of the recognition of rental
   revenues on a straight-line basis (100%)               909           -          -           -            909
Effect of the recognition of rental
   revenues on a straight-line basis (JV)                  17           -          -           -             17
Adjustment to reflect stock appreciation
   right expense on an accrual basis                        -           -          -          15             15
Gain on sale of investment properties, net
   of applicable income tax provision                     473         556          -           -          1,029
Extraordinary loss                                          -           -          -      (3,501)        (3,501)
                                                     ----------------------------------------------------------
Net income                                             21,630       3,155      1,760     (17,271)         9,274
                                                     ----------------------------------------------------------
Provision for income taxes from operations                  -           -          -       1,022          1,022
                                                     ----------------------------------------------------------
Income from operations before taxes                  $ 21,630    $  3,155    $ 1,760     $(16,249)   $   10,296
                                                     ==========================================================
Total assets                                         $856,040    $265,522    $23,573     $73,113     $1,218,248
                                                     ==========================================================
Investment in unconsolidated joint ventures          $154,651    $ 16,690    $11,464     $     -     $  182,805
                                                     ==========================================================







Three Months Ended                                    Office      Retail      Land      Unallocated
March 31, 2001                                       Division    Division   Division     and Other      Total
--------------                                       --------    --------   --------     ---------      -----

Rental property revenues (100%)                      $ 25,546    $  8,789    $     -     $    75     $   34,410
Rental property revenues (JV)                          18,884         598          -           -         19,482
Development income, management
   fees and leasing and other fees (100%)               3,196         456         66           -          3,718
Development income, management
   fees and leasing and other fees (JV)                 1,050           -          -           -          1,050
Other income (100%)                                         -           -      2,388       1,595          3,983
Other income (JV)                                           -           -        268          25            293
                                                     ----------------------------------------------------------
         Total revenues                                48,676       9,843      2,722       1,695         62,936
                                                     ----------------------------------------------------------
Rental property operating expenses (100%)               8,321       2,294          -           1         10,616
Rental property operating expenses (JV)                 5,609         156          -           -          5,765
Other expenses (100%)                                   1,451       1,539      2,399       9,959         15,348
Other expenses (JV)                                     5,622          75         23          21          5,741
                                                     ----------------------------------------------------------
         Total expenses                                21,003       4,064      2,422       9,981         37,470
                                                     ----------------------------------------------------------
Consolidated funds from operations                     27,673       5,779        300      (8,286)        25,466
                                                     ----------------------------------------------------------
Depreciation and amortization (100%)                   (7,706)     (2,430)         -          (1)       (10,137)
Depreciation and amortization (JV)                     (3,884)       (210)         -           -         (4,094)
Effect of the recognition of rental
   revenues on a straight-line basis (100%)             1,246           -          -           -          1,246
Effect of the recognition of rental
   revenues on a straight-line basis (JV)                 280           -          -           -            280
Adjustment to reflect stock appreciation
   right expense on an accrual basis                        -           -          -         261            261
Gain on sale of investment properties, net
   of applicable income tax provision                     710      17,635          -           -         18,345
                                                     ----------------------------------------------------------
Net income                                             18,319      20,774        300      (8,026)        31,367
                                                     ----------------------------------------------------------
Benefit for income taxes from operations                    -           -          -        (940)          (940)
                                                     ----------------------------------------------------------
Income from operations before taxes                  $ 18,319    $ 20,774    $   300     $(8,966)    $   30,427
                                                     ==========================================================
Total assets                                         $789,585    $257,365    $10,961     $70,265     $1,128,176
                                                     ==========================================================
Investment in unconsolidated joint ventures          $144,068    $ 16,888    $ 8,561     $     -     $  169,517
                                                     ==========================================================


Reconciliation to Consolidated Revenues
---------------------------------------
                                                    Three Months Ended
                                                  ----------------------
                                                  March 31,    March 31,
                                                    2002         2001
                                                  ---------    ---------
Rental property revenues (100%)                    $38,492      $34,410
Effect of the recognition of rental
   revenues on a straight-line basis (100%)            909        1,246
Development income, management fees
   and leasing and other fees                        4,697        3,718
Residential lot and outparcel sales                  4,035        2,388
Interest and other                                   1,135        1,595
                                                   --------------------
Total consolidated revenues                        $49,268      $43,357
                                                   ====================

6.   REFINANCING OF BANK OF AMERICA PLAZA
-----------------------------------------

         On February 22, 2002, CSC Associates, L.P. ("CSC") completed a $150 million non-recourse mortgage note payable with an interest rate of 6.9575% and a maturity of March 1, 2012. This non-recourse mortgage note payable is secured by CSC's interest in the Bank of America Plaza building and related leases and agreements. CSC loaned the $150 million proceeds of the non-recourse mortgage note payable to the Company under a non-recourse loan (the "Cousins Loan") secured by the Company's interest in CSC under the same payment terms as those of the non-recourse mortgage note payable. The Company paid all costs of issuing the non-recourse mortgage note payable and the Cousins Loan, including a $750,000 fee to an affiliate of Bank of America Corporation.

         On March 15, 2002, $65,873,925 of the proceeds from this financing was used to pay off in full the existing collateralized non-recourse mortgage notes ("existing mortgage notes"). The $65,873,925 included $65,525,710 for the payoff of the principal balance as of February 15, 2002 (the last payment date of the existing mortgage notes) and $348,215 for accrued interest from February 15, 2002 through March 14, 2002. The existing non-recourse loan to CSC, which is secured by the Company's interest in CSC under the same payment terms as those of the existing mortgage notes, was also repaid in full.

         In connection with the prepayment in full of the existing mortgage notes, the Company paid a prepayment premium in the amount of $2,871,925. This prepayment premium of $2,871,295, along with the unamortized balance of closing costs paid by the Company related to the existing mortgage notes in the amount of $629,278, were expensed as an Extraordinary Item in the accompanying Consolidated Statements of Income.

PART I.  FINANCIAL INFORMATION
------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for the Three Months Ended March 31, 2002 and 2001

Results of Operations:
----------------------

         Rental Property Revenues and Operating Expenses. Rental property revenues increased approximately $3,745,000 in 2002. Rental property revenues from the Company's office portfolio increased approximately $4,044,000. Two office buildings, Cerritos Corporate Center-Phase II and 55 Second Street, which became partially operational for financial reporting purposes in June 2001 and February 2002, respectively, contributed approximately $2,604,000 and $910,000, respectively, to the increase. Additionally, rental property revenues from 1900 Duke Street, which became partially operational for financial reporting purposes in October 2000, increased approximately $281,000 in 2002. Rental property revenues also increased approximately $146,000 from AT&T Wireless Services Headquarters. The increase in rental property revenues was partially offset by a decrease of approximately $591,000 in 2002 from The Points at Waterview as the average economic occupancy decreased from 94% in 2001 to 50% in 2002.

         Rental property revenues from the Company's retail portfolio decreased approximately $252,000 in 2002. Rental property revenues decreased approximately $1,064,000 in 2002 from the February 2001 sale of Colonial Plaza MarketCenter. The decrease in rental property revenues was partially offset by an increase of approximately $770,000 from The Avenue Peachtree City which became partially operational for financial reporting purposes in March 2001.

         Rental property operating expenses increased approximately $895,000 due to the aforementioned office buildings and retail center becoming partially operational for financial reporting purposes. The increase in rental property operating expenses in 2002 was partially offset by a decrease of operating expenses of approximately $313,000 from the aforementioned sale of Colonial Plaza MarketCenter.

         Development Income. Development income decreased approximately $440,000 in 2002. Development income decreased approximately $327,000 from the third party development of the Turner Tower. Additionally development income decreased approximately $145,000 from 285 Venture, LLC, as construction of 1155 Perimeter Center West was completed, and $72,000 from CPI/FSP I, L.P., as construction of Austin Research Park Buildings III and IV was completed. The decrease in development income was partially offset by an increase of approximately $150,000 from the third party development of The Arboretum.

         Management Fees. Management fees increased approximately $883,000 in 2002. Management fees increased approximately $772,000 from Cousins Properties Services LP ("CPS"). Effective March 1, 2001, CREC II purchased the remaining 25% interest in CPS at which point the operations of CPS were consolidated, whereas the operations had been previously accounted for using the equity method of accounting and therefore recognized as joint venture income. Approximately $311,000 of the increase in CPS was from the Concourse Corporate Center in Atlanta, Georgia, of which CPS commenced management in October 2001. Management fees increased by approximately $52,000 from CPI/FSP I, L.P., as Austin Research Park Buildings III and IV became partially operational for financial reporting purposes in June 2001 and September 2001, respectively.

         Leasing and Other Fees. Leasing and other fees increased approximately $536,000 in 2002. Leasing and other fees increased approximately $622,000 due to the aforementioned consolidation of CPS, of which approximately
$385,000 of the CPS increase related to the aforementioned Concourse Corporate Center. The increase in leasing and other fees was partially offset by a decrease of approximately $132,000 in 2002 from CSC Associates, L.P., which owns Bank of America Plaza.

         Residential Lot and Outparcel Sales and Cost of Sales. Residential lot and outparcel sales increased approximately $1,647,000 in 2002 due to an increase in residential lots sold from 45 lots in 2001 to 91 lots in 2002.

         Residential lot and outparcel cost of sales increased approximately $971,000 in 2002 due to the aforementioned increase in the number of lots sold. The increase in cost of sales was less than the corresponding increase in sales due to an increase in 2002 of the gross profit percentages used to calculate the cost of sales on residential lot sales in certain of the residential developments.

         Interest and Other Income. Interest and other income decreased approximately $460,000 in 2002, primarily due to interest income recognized in 2001 from the $18.6 million note receivable from Charlotte Gateway Village, LLC ("Gateway") that was repaid in full in November 2001.

         Income from Unconsolidated Joint Ventures. (All amounts reflect the Company's share of joint venture income.) Income from unconsolidated joint ventures increased approximately $1,525,000 in 2002.

         Income from Wildwood Associates increased approximately $256,000 in 2002 mainly due to a decrease in depreciation and amortization expense of approximately $167,000 due to certain tenant assets becoming fully amortized during 2001.

         Income from Temco Associates increased approximately $785,000 in 2002 partially due to an increase in the number of lots sold from 49 lots in 2001 to 101 lots in 2002 at the Bentwater residential development. Additionally, during 2002, approximately 559 acres of the option related to the fee simple interest was exercised and simultaneously sold. CREC's share of the gain was approximately $371,000. There were no sales in 2001.

         Income from CPI/FSP I, L.P. increased approximately $426,000 in 2002 as Austin Research Park Buildings III and IV became partially operational for financial reporting purposes in June 2001 and September 2001, respectively.

         Income from Gateway increased approximately $211,000 in 2002. The Company recognizes an 11.46% current preferred return on its equity in Gateway, which increased from $3,200,000 to $10,556,000 in November 2001.

         Income from Crawford Long - CPI, LLC increased approximately $107,000 in 2002 as the Emory Crawford Long Medical Office Tower became partially operational for financial reporting purposes in February 2002.

         Income from Ten Peachtree Place Associates decreased approximately $301,000 in 2002 as the average economic occupancy decreased from 100% in 2001 to 16% in 2002.

         General and Administrative Expenses. General and administrative expenses increased approximately $1,194,000 in 2002. The increase was primarily attributable to the aforementioned consolidation of CPS. Additionally, costs capitalized to projects under development decreased due to a lower level of projects under development in 2002.

         Depreciation and Amortization. Depreciation and amortization increased approximately $1,437,000 in 2002 due to the aforementioned office buildings and retail center becoming partially operational for financial reporting purposes, which increase was partially offset by the February 2001 sale of Colonial Plaza MarketCenter.

         Stock Appreciation Right Expense (Credit). Stock appreciation right expense increased approximately $299,000 from a credit of $258,000 in 2001 to an expense of $41,000 in 2002. This non-cash item is primarily related to the number of stock appreciation rights outstanding and the Company's stock price, which was $24.36 and $26.05 at December 31, 2001 and March 31, 2002, respectively; and $27.9375 and $25.01 at December 31, 2000 and March 31, 2001, respectively.

         Interest Expense. Interest expense increased approximately $1,361,000 in 2002. Interest expense before capitalization increased approximately $944,000 to $10,429,000 in 2002 from $9,485,000 in 2001 due to higher average debt levels. Also contributing to this increase was a decrease of approximately $417,000 in interest capitalized to projects under development (a reduction of interest expense) to $1,897,000 in 2002 from $2,314,000 in 2001 due to a lower level of projects under development in 2002.

         Other Expense. Other expenses increased approximately $585,000 in 2002. Predevelopment expense increased approximately $301,000 in 2002.
Minority interest expense increased approximately $284,000 due primarily to an increase in minority interest expense from 101 Second Street, as average economic occupancy increased from 91% in 2001 to 98% in 2002, and an increase in minority interest expense from 55 Second Street, which became partially operational for financial reporting purposes in February 2002.

         Gain on Sale of Investment Properties. Gain on sale of investment properties decreased approximately $17,316,000 in 2002. The 2002 gain included the amortization of deferred gain from CP Venture LLC ($1.0 million) (see Note 5 of "Notes to Consolidated Financial Statements" in the Company's Annual Report on Form 10-K for the year ended December 31, 2001). The 2001 gain included the following: the February 2001 sale of Colonial Plaza MarketCenter ($17.1 million), the February 2001 disposition of leasehold interests in Summit Green ($.2 million) and the amortization of deferred gain from CP Venture LLC ($1.0 million) (see Note 5 of "Notes to Consolidated Financial Statements" in the Company's Annual Report on Form 10-K for the year ended December 31, 2001).

         Extraordinary Loss. The Company recognized an extraordinary loss of approximately $3,501,000 in 2002 due to the repayment of the CSC Associates, L.P. non-recourse mortgage note payable (see Note 6).

Liquidity and Capital Resources:
--------------------------------

         Financial Condition. The Company's adjusted debt (including its pro rata share of unconsolidated joint venture debt) was 37.5% of total market capitalization at March 31, 2002. Adjusted debt is defined as the Company's debt and the Company's pro rata share of unconsolidated joint venture debt as disclosed in Note 4 of "Notes to Consolidated Financial Statements" in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, excluding the Gateway debt as it is fully exculpated debt which is supported by a long-term lease to Bank of America Corporation.

         The Company has development and acquisition projects in various planning stages. The Company currently intends to finance these projects, as well as the completion of projects currently under construction, using its existing credit facility (increasing the credit facility as required), long-term non-recourse financing on the Company's unleveraged projects, joint ventures, project sales and other financings as market conditions warrant. The Company had $83.9 million drawn on its $275 million revolving credit facility as of March 31, 2002. In September 1996, the Company filed a shelf registration statement with the Securities and Exchange Commission ("SEC") for the offering from time to time of up to $200 million of common stock, warrants to purchase common stock and debt securities, of which approximately $132 million remains available at March 31, 2002.

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

         Cash Flows. Net cash provided by operating activities increased approximately $6.6 million in 2002. Operating distributions from unconsolidated joint ventures increased approximately $4.2 million in 2002, which contributed to the increase in net cash provided by operating activities. The increase in operating distributions from unconsolidated joint ventures is mainly due to increases in operating distributions of approximately $5.0 million from Wildwood Associates and $.9 million from CPI/FSP I, L.P. Partially offsetting the increase in operating distributions was a decrease in operating distributions from CSC Associates, L.P. of approximately $1.6 million. Changes in other operating assets and liabilities increased approximately $2.2 million and residential lot and outparcel sales increased approximately $1.0 million, both of which contributed to the increase in net cash provided by operating activities. Depreciation and amortization and income from unconsolidated joint ventures each increased approximately $1.5 million, which contributed to the increase in net cash provided by operating activities. Income before gain on sale of investment properties and extraordinary loss decreased approximately $1.3 million, which partially offset the increase in net cash provided by operating activities.

         Net cash used in investing activities increased approximately $24.7 million in 2002. Net cash provided by sales activities decreased approximately $52.8 million due primarily to the sale of Colonial Plaza MarketCenter in February 2001, which contributed to the increase in net cash used in investing activities. The increase in net cash used in investing activities was partially offset by a decrease of approximately $21.5 million in property acquisition and development expenditures, as a result of the Company having a lower level of projects under development in the first quarter of 2002. Investment in unconsolidated joint ventures decreased approximately $5.7 million, primarily due to a decrease in contributions of approximately $5.0 million to CPI/FSP I, L.P. in 2002, which also partially offset the decrease in net cash used in investing activities. The decrease in net cash paid in acquisition of business, which resulted from the acquisition of the remaining 25% interest in CPS in the first quarter of 2001, further offset the increase in net cash used in investing activities by approximately $2.1 million.

         Net cash used in financing activities decreased approximately $7.9 million in 2002. The decrease in net cash used in financing activities was primarily attributable to an increase in proceeds from other notes payable of $150.0 million due to the refinancing of Bank of America Plaza (see Note 6). Common stock sold, net of expenses, increased approximately $1.5 million, which also contributed to the decrease in net cash used in financing activities. Partially offsetting the decrease in net cash used in financing activities was an increase of approximately $66.7 million in repayment of other notes payable and an increase in extraordinary loss of approximately $3.5 million, both also due to the refinancing of Bank of America Plaza (see Note 6). Also partially offsetting the decrease in net cash used in financing activities was a decrease in net amounts drawn on the credit facility of approximately $71.8 million. An increase in the dividends paid per share to $.37 in 2002 from $.34 in 2001 and an increase in the number of shares outstanding also partially offset the decrease in net cash used in financing activities as dividends paid increased approximately $1.6 million.

Quantitative and Qualitative Disclosure About Market Risk:
----------------------------------------------------------

         There has been no material change in the Company's market risk related to its notes payable and notes receivable from that disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

Supplemental Financial Information:
-----------------------------------

         Depreciation and amortization expense included the following components for the three months ended March 31, 2002 ($ in thousands):

                                                         Share of
                                                      Unconsolidated
                                           Company    Joint Ventures    Total
                                           -------    --------------    -----

    Furniture, fixtures and equipment      $   522        $    3       $    525
    Goodwill and related business
      acquisition costs                          6             -              6
    Real estate related:
      Building (including tenant
         first generation)                  10,819          3,998        14,817
      Tenant second generation                 760            190           950
                                           -------         ------       -------
                                           $12,107         $4,191       $16,298
                                           =======         ======       =======

         Exclusive of new developments and purchases of furniture, fixtures and equipment, the Company had the following capital expenditures during the three months ended March 31, 2002, including its share of unconsolidated joint ventures ($ in thousands):

                                                 Office    Retail    Total

         Second generation related costs          $290      $13      $303
         Building improvements                     286       47       333
                                                  ----      ---      ----

                                                  $576      $60      $636
                                                  ====      ===      ====

PART II.  OTHER INFORMATION
---------------------------

Item 4.           Submission of Matters to a Vote of Security Holders
                  ---------------------------------------------------

                  (a) The Company's Annual Meeting of Stockholders was held on May 7, 2002.

                  (b)      Not applicable.

                  (c) The following proposals were adopted by the stockholders of the Company:

                           (i)      The election of ten Directors.

                                    The vote on the above was:

                                               For        Against    Abstained
                                            ----------    -------    ---------
                  Thomas D. Bell, Jr.       40,905,303       -        191,241
                  Richard W. Courts, II     40,900,803       -        195,741
                  Thomas G. Cousins         40,903,906       -        192,638
                  Lillian C. Giornelli      40,900,881       -        195,663
                  Terence C. Golden         40,901,771       -        194,773
                  Boone A. Knox             40,902,103       -        194,441
                  John J. Mack              40,905,983       -        190,561
                  Hugh L. McColl, Jr.       40,811,976       -        284,568
                  William Porter Payne      40,899,648       -        196,896
                  R. Dary Stone             40,876,597       -        219,947

                           (ii) A proposal to approve an amendment to the 1999 Incentive Stock Plan to increase the number of shares of common stock available under the 1999 Incentive Stock Plan by 1.1 million shares.

                                    The vote on the above was:

                                    For                   37,434,131
                                    Against                3,425,354
                                    Abstained                237,059

                           (iii) A proposal to approve an amendment to the 1999 Incentive Stock Plan to increase the number of shares of common stock for which options or stock appreciation rights can be awarded to any one individual in a calendar year from 450,000 to 750,000.

                                    The vote on the above was:

                                    For                   37,538,867
                                    Against                3,331,328
                                    Abstained                226,349

Item 6.           Reports on Form 8-K
                  -------------------
                  (b)      Reports on Form 8-K
                           -------------------
                           There were no reports on Form 8-K filed during the first quarter of 2002.

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








May 13, 2002