Form 10-Q
period 2002-06-30
COUSINS PROPERTIES INC
filed 2002-08-12
CIK 25232

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2002
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from..............to..............

                          Commission file number 0-3576

                         COUSINS PROPERTIES INCORPORATED
             (Exact name of registrant as specified in its charter)

               Georgia                                       58-0869052
    (State or other jurisdiction                           (IRS Employer
  of incorporation or organization)                     Identification No.)

      2500 Windy Ridge Parkway
          Atlanta, Georgia                                    30339-5683
(Address of principal executive offices)                      (Zip Code)

                                 (770) 995-2200
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                      Yes     X       No
                                            ------          ----



As of July 31, 2002, there were 50,033,282 shares of the registrant's common stock, par value $1 per share, outstanding.

PART I.  FINANCIAL INFORMATION
-------  ---------------------

Item 1.  Financial Statements

            COUSINS PROPERTIES INCORPORATED AND CONSOLIDATED ENTITIES
                           CONSOLIDATED BALANCE SHEETS
                     ($ in thousands, except share amounts)

                                                       June 30,     December 31,
                                                         2002          2001
                                                     -----------    ------------
                                                     (Unaudited)
ASSETS
------
PROPERTIES:
   Operating properties, net of accumulated
     depreciation of $129,494 as of June 30, 2002
     and $106,039 as of December 31, 2001             $  780,906     $  771,119
   Land held for investment or future development         17,069         15,294
   Projects under construction                           136,685        140,833
   Residential lots under development                     15,272         12,520
                                                      ----------     ----------

     Total properties                                    949,932        939,766

CASH AND CASH EQUIVALENTS, at cost which
   approximates market                                     8,867         10,556

NOTES AND OTHER RECEIVABLES                               41,478         39,920

INVESTMENT IN UNCONSOLIDATED JOINT VENTURES              180,358        185,397

OTHER ASSETS, including goodwill of $15,612
   in 2002 and 2001                                       37,334         36,377
                                                      ----------     ----------
       TOTAL ASSETS                                   $1,217,969     $1,212,016
                                                      ==========     ==========

LIABILITIES AND STOCKHOLDERS' INVESTMENT
----------------------------------------

NOTES PAYABLE                                         $  600,476     $  585,275

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES                  25,467         27,149

DEPOSITS AND DEFERRED INCOME                               2,710          2,422
                                                      ----------     ----------
       TOTAL LIABILITIES                                 628,653        614,846
                                                      ----------     ----------
DEFERRED GAIN                                            105,574        107,676
                                                      ----------     ----------
MINORITY INTERESTS                                        27,225         26,821
                                                      ----------     ----------
COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS' INVESTMENT:
   Common stock, $1 par value, authorized
     150,000,000 shares; issued 50,615,987
     shares at June 30, 2002 and 50,106,100
     shares at December 31, 2001                          50,616         50,106
   Additional paid-in capital                            283,903        276,268
   Treasury stock at cost, 681,000 shares
     in 2002 and 2001                                    (17,465)       (17,465)
   Unearned compensation                                  (3,076)        (3,580)
   Cumulative undistributed net income                   142,539        157,344
                                                      ----------     ----------
       TOTAL STOCKHOLDERS' INVESTMENT                    456,517        462,673
                                                      ----------     ----------
       TOTAL LIABILITIES AND STOCKHOLDERS' INVESTMENT $1,217,969     $1,212,016
                                                      ==========     ==========


The accompanying notes are an integral part of these consolidated balance sheets.



            COUSINS PROPERTIES INCORPORATED AND CONSOLIDATED ENTITIES
                        CONSOLIDATED STATEMENTS OF INCOME
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (UNAUDITED)
                    (In thousands, except per share amounts)
                                                                 Three Months              Six Months
                                                                Ended June 30,           Ended June 30,
                                                              -----------------        -----------------
                                                                2002      2001           2002       2001
                                                              -------   -------        -------    -------
REVENUES:
   Rental property revenues                                   $43,412   $35,979        $82,813    $71,635
   Development income                                             972     1,636          2,158      3,262
   Management fees                                              2,288     1,974          4,642      3,445
   Leasing and other fees                                         696     1,669          1,853      2,290
   Residential lot and outparcel sales                            521     1,519          4,556      3,907
   Interest and other                                           1,114     1,498          2,249      3,093
                                                              -------   -------        -------    -------
                                                               49,003    44,275         98,271     87,632
                                                              -------   -------        -------    -------
INCOME FROM UNCONSOLIDATED JOINT VENTURES                       6,601     5,640         13,630     11,145
                                                              -------   -------        -------    -------
COSTS AND EXPENSES:
   Rental property operating expenses                          12,018    10,480         23,527     21,094
   General and administrative expenses                          6,972     6,841         14,267     12,942
   Depreciation and amortization                               13,347    11,039         25,366     21,622
   Stock appreciation right expense (credit)                       (7)      122             34       (136)
   Residential lot and outparcel cost of sales                    444     1,354          3,414      3,353
   Interest expense                                             9,557     6,550         18,089     13,721
   Property taxes on undeveloped land                             174       173            350        341
   Other                                                        1,277     1,648          2,264      2,050
                                                              -------   -------        -------    -------
                                                               43,782    38,207         87,311     74,987
                                                              -------   -------        -------    -------
INCOME FROM OPERATIONS BEFORE INCOME TAXES
   AND GAIN ON SALE OF INVESTMENT PROPERTIES AND
   EXTRAORDINARY LOSS                                          11,822    11,708         24,590     23,790
PROVISION (BENEFIT) FOR INCOME TAXES FROM
   OPERATIONS                                                     152       227          1,174       (713)
                                                              -------   -------        -------    -------
INCOME BEFORE GAIN ON SALE OF INVESTMENT
   PROPERTIES AND EXTRAORDINARY LOSS                           11,670    11,481         23,416     24,503
GAIN ON SALE OF INVESTMENT PROPERTIES, NET OF
   APPLICABLE INCOME TAX PROVISION                              1,042     1,077          2,072     19,422
                                                              -------   -------        -------    -------
INCOME BEFORE EXTRAORDINARY LOSS                               12,712    12,558         25,488     43,925
EXTRAORDINARY LOSS                                                  -         -          3,501          -
                                                              -------   -------        -------    -------
NET INCOME                                                    $12,712   $12,558        $21,987    $43,925
                                                              =======   =======        =======    =======
WEIGHTED AVERAGE SHARES                                        49,617    49,256         49,493     49,178
                                                              =======   =======        =======    =======
BASIC NET INCOME PER SHARE:
   Income before extraordinary loss                           $   .26   $   .25        $   .51    $   .89
   Extraordinary loss                                               -         -            .07          -
                                                              -------   -------        -------    -------
   Basic net income per share                                 $   .26   $   .25        $   .44    $   .89
                                                              =======   =======        =======    =======
DILUTED WEIGHTED AVERAGE SHARES                                50,621    50,395         50,447     50,301
                                                              =======   =======        =======    =======
DILUTED NET INCOME PER SHARE:
   Income before extraordinary loss                           $   .25   $   .25        $   .51    $   .87
   Extraordinary loss                                               -         -            .07          -
                                                              -------   -------        -------    -------
   Diluted net income per share                               $   .25   $   .25        $   .44    $   .87
                                                              =======   =======        =======    =======
CASH DIVIDENDS DECLARED PER SHARE                             $   .37   $   .34        $   .74    $   .68
                                                              =======   =======        =======    =======

The accompanying notes are an integral part of these consolidated statements.



            COUSINS PROPERTIES INCORPORATED AND CONSOLIDATED ENTITIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (UNAUDITED)
                                ($ in thousands)





                                                                                           2002            2001
                                                                                         --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Income before gain on sale of investment properties and extraordinary loss            $ 23,416        $ 24,503
   Adjustments to reconcile income before gain on sale of investment properties and extraordinary loss to net cash provided by operating activities:
       Depreciation and amortization, net of minority interest's share                     25,366          21,526
       Amortization of unearned compensation                                                  299             556
       Stock appreciation right expense (credit)                                               34            (136)
       Cash charges to expense accrual for stock appreciation rights                         (288)           (373)
       Effect of recognizing rental revenues on a straight-line basis                      (1,092)         (1,597)
       Income from unconsolidated joint ventures                                          (13,630)        (11,145)
       Operating distributions from unconsolidated joint ventures                          21,744          14,777
       Residential lot and outparcel cost of sales                                          2,741           2,684
     Changes in other operating assets and liabilities:
         Change in other receivables                                                          185             402
         Change in accounts payable and accrued liabilities                                (1,829)         (2,608)
                                                                                         --------        --------
Net cash provided by operating activities                                                  56,946          48,589
                                                                                         --------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Gain on sale of investment properties, net of applicable income tax provision            2,072          19,422
   Adjustments to reconcile gain on sale of investment properties to net cash provided by sales activities:
       Cost of sales                                                                            -          35,674
       Deferred income recognized                                                          (2,062)         (2,023)
       Non-cash gain on disposition of leasehold interests                                      -            (236)
   Property acquisition and development expenditures                                      (36,193)        (82,443)
   Investment in unconsolidated joint ventures, including interest
     capitalized to equity investments                                                     (3,075)        (18,723)
   (Investment in) collection of notes receivable, net                                       (652)            869
   Net cash paid in acquisition of business                                                     -          (2,126)
   Change in other assets, net                                                             (1,983)         (3,999)
                                                                                         --------        --------
Net cash used in investing activities                                                     (41,893)        (53,585)
                                                                                         --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from credit facility                                                          119,426         137,324
   Repayment of credit facility                                                          (184,497)       (131,781)
   Proceeds from other notes payable                                                      150,000          31,000
   Repayment of other notes payable                                                       (69,728)         (2,746)
   Dividends paid                                                                         (36,792)        (33,513)
   Common stock sold, net of expenses                                                       8,350           7,745
   Extraordinary loss                                                                      (3,501)              -
                                                                                         --------        --------
Net cash (used in) provided by financing activities                                       (16,742)          8,029
                                                                                         --------        --------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                       (1,689)          3,033
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                           10,556           1,696
                                                                                         --------        --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                               $  8,867        $  4,729
                                                                                         ========        ========


The accompanying notes are an integral part of these consolidated statements.


            COUSINS PROPERTIES INCORPORATED AND CONSOLIDATED ENTITIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (UNAUDITED)

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

         The Consolidated Financial Statements were prepared by the Company without audit, but in the opinion of management reflect all adjustments necessary (which adjustments are of a normal and recurring nature) for the fair presentation of the Company's financial position as of June 30, 2002 and results of operations for the three and six month periods ended June 30, 2002 and 2001. Results of operations for the interim 2002 period are not necessarily indicative of results expected for the full year. While certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, the Company believes that the disclosures herein are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. The accounting policies employed are the same as those shown in Note 1 to the Consolidated Financial Statements included in such Form 10-K.

2.   SUPPLEMENTAL INFORMATION CONCERNING CASH FLOWS
---------------------------------------------------

         Interest paid (net of $3,130,000 and $4,730,000 capitalized in 2002 and 2001, respectively) and income taxes (refunded) paid were as follows for the six months ended June 30, 2002 and 2001 ($ in thousands):

                                               2002             2001
                                             -------          -------

           Interest paid                     $16,954          $14,242
           Income taxes (refunded) paid      $(1,168)         $   200

         During the six months ended June 30, 2002, approximately $26,836,000 was transferred from Projects Under Construction to Operating Properties.

3.   NOTES PAYABLE AND INTEREST EXPENSE
---------------------------------------

         At June 30, 2002 and December 31, 2001, notes payable included the following ($ in thousands):
                                           June 30, 2002                         December 31, 2001
                              ------------------------------------     -------------------------------------
                                             Share of                               Share of
                                          Unconsolidated                         Unconsolidated
                               Company    Joint Ventures    Total       Company  Joint Ventures      Total
                              --------    --------------  --------     --------  ---------------   ---------

Floating Rate Credit Facility
   and Floating Rate Debt     $ 88,745       $  7,114     $ 95,859     $153,816       $  7,614      $161,430
Other Debt
   (primarily non-recourse
     fixed rate mortgages)     511,731        263,838      775,569      431,459        268,299       699,758
                              --------       --------     --------     --------       --------      --------
                              $600,476       $270,952     $871,428     $585,275       $275,913      $861,188
                              ========       ========     ========     ========       ========      ========

         For the three and six months ended June 30, 2002, interest expense was recorded as follows ($ in thousands):
                                        Three Months Ended                       Six Months Ended
                                           June 30, 2002                           June 30, 2002
                               ------------------------------------    -----------------------------------
                                             Share of                               Share of
                                          Unconsolidated                         Unconsolidated
                               Company    Joint Ventures     Total     Company   Joint Ventures     Total
                               -------    --------------    -------    -------   --------------    -------
     Interest Expensed         $ 9,557        $4,808        $14,365    $18,089       $9,678        $27,767
     Interest Capitalized        1,233             -          1,233      3,130            -          3,130
                               -------        ------        -------    -------       ------        -------
                               $10,790        $4,808        $15,598    $21,219       $9,678        $30,897
                               =======        ======        =======    =======       ======        =======

         During the first six months of 2002, interest was capitalized related to the Company's and the Company's share of unconsolidated joint venture projects under construction which had an average balance of approximately $97 million.

4.  EARNINGS PER SHARE DATA
---------------------------
         Weighted average shares and diluted weighted average shares are as follows (in thousands):
                                                             Three Months Ended             Six Months Ended
                                                                  June 30,                      June 30,
                                                            --------------------           -------------------
                                                             2002          2001             2002         2001
                                                            ------        ------           ------       ------
               Weighted average shares                      49,617        49,256           49,493       49,178
               Dilutive potential common shares              1,004         1,139              954        1,123
                                                            ------        ------           ------       ------
               Diluted weighted average shares              50,621        50,395           50,447       50,301
                                                            ======        ======           ======       ======
               Anti-dilutive options not included              892           901              935          901
                                                            ======        ======           ======       ======

5.  NEW ACCOUNTING PRONOUNCEMENTS
---------------------------------

         In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Under the provisions of SFAS 142, there will be no amortization of goodwill and other intangible assets that have indefinite useful lives. Instead, these assets must be tested for impairment upon the adoption of SFAS 142 and annually thereafter. The Company has goodwill totaling approximately $15.6 million which is subject to SFAS 142. The Company adopted SFAS 142 effective January 1, 2002 and completed its initial impairment test of this goodwill in the first quarter of 2002, which resulted in no impairment. Amortization expense recorded related to this goodwill was approximately $180,000 and $291,000 for the three and six months ended June 30, 2001, respectively. Had amortization expense not been recorded in 2001, diluted earnings per share would have been $.25 and $.88 for the three and six month 2001 periods, respectively.

         In August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued, which the Company adopted effective January 1, 2002. SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and long-lived assets to be disposed of. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and establishes criteria beyond that previously specified in SFAS No. 121 to determine when a long-lived asset is to be considered as held for sale. The Company believes that the impairment provisions of SFAS No. 144 are similar to SFAS No. 121 and the adoption had no impact on the Company's financial statements. SFAS No. 144 also requires that the gains and losses from the disposition of certain real estate assets and the related historical operating results be included in discontinued operations in the statements of income for all periods presented. In the normal course of business, the Company recycles invested capital by disposing of existing assets and redeploying the proceeds in order to enhance total returns to stockholders. Although net income will not be affected, the Company will reclassify results previously included in continuing operations to discontinued operations for any qualifying dispositions it may have in the future in accordance with SFAS No. 144.

6.   REFINANCING OF BANK OF AMERICA PLAZA
-----------------------------------------

         On February 22, 2002, CSC Associates, L.P. ("CSC"), a 50% owned joint venture, completed a $150 million non-recourse mortgage note payable with an interest rate of 6.9575% and a maturity of March 1, 2012. This non-recourse mortgage note payable is secured by CSC's interest in the Bank of America Plaza building and related leases and agreements. CSC loaned the $150 million proceeds of the non-recourse mortgage note payable to the Company under a non-recourse loan (the "Cousins Loan") secured by the Company's interest in CSC under the same payment terms as those of the non-recourse mortgage note payable. The Company paid all costs of issuing the non-recourse mortgage note payable and the Cousins Loan, including a $750,000 fee to an affiliate of Bank of America Corporation.

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





7.  REPORTABLE SEGMENTS
-----------------------

         The Company has three reportable segments: Office Division, Retail Division and Land Division. The Office Division and Retail Division develop, lease and manage office buildings and retail centers, respectively. The Land Division owns various tracts of strategically located land which are being held for sale or future development. The Land Division also develops single-family residential communities which are parceled into lots and sold to various home builders.

         The management of the Company evaluates the performance of its reportable segments based on Funds From Operations ("FFO"). The Company calculates its FFO using the National Association of Real Estate Investment Trusts ("NAREIT") definition of FFO adjusted to (i) eliminate the recognition of rental revenues on a straight-line basis and (ii) reflect stock appreciation right expense on a cash basis. The Company believes its FFO presentation more properly reflects its operating results. The Company's reportable segments are broken down based on what type of product the division provides. The divisions are managed separately because each product they provide has separate and distinct development issues, leasing and/or sales strategies and management issues. The notations (100%) and (JV) used in the following tables indicate wholly owned and unconsolidated joint ventures, respectively, and all amounts are in thousands.

Three Months Ended                                        Office      Retail      Land      Unallocated
June 30, 2002                                            Division    Division   Division     and Other       Total
------------------                                       --------    --------   --------    -----------     -------

Rental property revenues (100%)                           $33,298     $ 9,906    $    -      $    25        $43,229
Rental property revenues (JV)                              19,377         632         -            -        20,009
Development income, management
   fees and leasing and other fees (100%)                   3,467         414        75            -         3,956
Development income, management
   fees and leasing and other fees (JV)                         -           -         -            -             -
Other income (100%)                                             -           -       521        1,114         1,635
Other income (JV)                                               -           -       408            -           408
                                                          --------------------------------------------------------
         Total revenues                                    56,142      10,952     1,004        1,139        69,237
                                                          --------------------------------------------------------
Rental property operating expenses (100%)                  10,243       2,293         -            1        12,537
Rental property operating expenses (JV)                     5,715         150         -            -         5,865
Other expenses (100%)                                       4,719       1,539       978       11,583        18,819
Other expenses (JV)                                             -           -        11        3,293         3,304
                                                          --------------------------------------------------------
         Total expenses                                    20,677       3,982       989       14,877        40,525
                                                          --------------------------------------------------------
Consolidated funds from operations                         35,465       6,970        15      (13,738)       28,712
                                                          --------------------------------------------------------
Depreciation and amortization (100%)                       (9,555)     (3,260)        -           (2)       (12,817)
Depreciation and amortization (JV)                         (4,340)       (234)        -            -        (4,574)
Effect of the recognition of rental
   revenues on a straight-line basis (100%)                   183           -         -            -           183
Effect of the recognition of rental
   revenues on a straight-line basis (JV)                     (73)          -         -            -           (73)
Adjustment to reflect stock appreciation
   right expense on an accrual basis                            -           -         -          239           239
Gain on sale of investment properties, net
   of applicable income tax provision                         473         569         -            -         1,042
                                                          --------------------------------------------------------
Net income                                                 22,153       4,045        15      (13,501)       12,712
                                                          --------------------------------------------------------
Provision for income taxes from operations                      -           -         -          152           152

                                                          --------------------------------------------------------
Income from operations before taxes                       $22,153     $ 4,045    $   15     $(13,349)      $12,864
                                                          ========================================================





Six Months Ended                                          Office      Retail      Land      Unallocated
June 30, 2002                                            Division    Division   Division     and Other       Total
----------------                                         --------    --------   --------    -----------   ----------

Rental property revenues (100%)                          $ 63,225    $ 18,443    $     -     $    53      $   81,721
Rental property revenues (JV)                              38,273       1,261          -           -          39,534
Development income, management
   fees and leasing and other fees (100%)                   7,613         793        247           -           8,653
Development income, management
   fees and leasing and other fees (JV)                         -           -          -           -               -
Other income (100%)                                             -           -      4,556       2,249           6,805
Other income (JV)                                               -           -      1,452           -           1,452
                                                         -----------------------------------------------------------
         Total revenues                                   109,111      20,497      6,255       2,302         138,165
                                                         -----------------------------------------------------------
Rental property operating expenses (100%)                  19,853       4,388          -           5          24,246
Rental property operating expenses (JV)                    11,462         321          -           -          11,783
Other expenses (100%)                                       9,438       3,110      4,454      23,177          40,179
Other expenses (JV)                                             -           -         25       6,642           6,667
                                                         -----------------------------------------------------------
         Total expenses                                    40,753       7,819      4,479      29,824          82,875
                                                         -----------------------------------------------------------
Consolidated funds from operations                         68,358      12,678      1,776     (27,522)         55,290
                                                         -----------------------------------------------------------
Depreciation and amortization (100%)                      (18,186)     (6,126)         -          (3)        (24,315)
Depreciation and amortization (JV)                         (8,372)       (477)         -           -          (8,849)
Effect of the recognition of rental
   revenues on a straight-line basis (100%)                 1,092           -          -           -           1,092
Effect of the recognition of rental
   revenues on a straight-line basis (JV)                     (56)          -          -           -             (56)
Adjustment to reflect stock appreciation
   right expense on an accrual basis                            -           -          -         254             254
Gain on sale of investment properties, net
   of applicable income tax provision                         947       1,125          -           -           2,072
Extraordinary loss                                              -           -          -      (3,501)         (3,501)
                                                         -----------------------------------------------------------
Net income                                                 43,783       7,200      1,776     (30,772)         21,987
                                                         -----------------------------------------------------------
Provision for income taxes from operations                      -           -          -       1,174           1,174
                                                         -----------------------------------------------------------
Income from operations before taxes                      $ 43,783    $  7,200    $ 1,776     $(29,598)    $   23,161
                                                         ===========================================================
Total assets                                             $850,205    $262,914    $28,004     $76,846      $1,217,969
                                                         ===========================================================
Investment in unconsolidated joint ventures              $151,837    $ 16,556    $11,965     $     -      $  180,358
                                                         ===========================================================




Reconciliation to Consolidated Revenues
---------------------------------------
                                                   Three Months Ended                   Six Months Ended
                                                        June 30,                            June 30,
                                                  ---------------------              ---------------------
                                                    2002          2001                 2002          2001
                                                  -------       -------              -------       -------
Rental property revenues (100%)                   $43,229       $35,644              $81,721       $70,054
Effect of the recognition of rental
   revenues on a straight-line basis (100%)           183           335                1,092         1,581
Development income, management fees
   and leasing and other fees (100%)                3,956         5,279                8,653         8,997
Residential lot and outparcel sales                   521         1,519                4,556         3,907
Interest and other                                  1,114         1,498                2,249         3,093
                                                  ---------------------              ---------------------
Total consolidated revenues                       $49,003       $44,275              $98,271       $87,632
                                                  =====================              =====================




Three Months Ended                                        Office      Retail      Land      Unallocated
June 30, 2001                                            Division    Division   Division     and Other       Total
------------------                                       --------    --------   --------    -----------     -------

Rental property revenues (100%)                          $27,578      $7,976     $   --      $     90       $35,644
Rental property revenues (JV)                             16,899         604         --            --        17,503
Development income, management
   fees and leasing and other fees (100%)                  4,896         275        108            --         5,279
Development income, management
   fees and leasing and other fees (JV)                       --          --         --            --             -
Other income (100%)                                           --          --      1,519         1,498         3,017
Other income (JV)                                             --          --        624             -           624
                                                         ----------------------------------------------------------
         Total revenues                                   49,373       8,855      2,251         1,588        62,067
                                                         ----------------------------------------------------------
Rental property operating expenses (100%)                  8,603       2,396         --            49        11,048
Rental property operating expenses (JV)                    4,992         173         --            --         5,165
Other expenses (100%)                                      3,954       1,696      1,697         9,569        16,916
Other expenses (JV)                                           --          --          1         3,464         3,465
                                                         ----------------------------------------------------------
         Total expenses                                   17,549       4,265      1,698        13,082        36,594
                                                         ----------------------------------------------------------
Consolidated funds from operations                        31,824       4,590        553       (11,494)       25,473
                                                         ----------------------------------------------------------
Depreciation and amortization (100%)                      (8,367)     (2,349)        --            (2)      (10,718)
Depreciation and amortization (JV)                        (3,793)       (216)        --            --        (4,009)
Effect of the recognition of rental
   revenues on a straight-line basis (100%)                  335          --         --            --           335
Effect of the recognition of rental
   revenues on a straight-line basis (JV)                    152          --         --            --           152
Adjustment to reflect stock appreciation
   right expense on an accrual basis                          --          --         --           248           248
Gain on sale of investment properties, net
   of applicable income tax provision                        475         593          9            --         1,077
                                                         ----------------------------------------------------------
Net income                                                20,626       2,618        562       (11,248)       12,558
                                                         ----------------------------------------------------------
Provision for income taxes from operations                    --          --         --           227           227
                                                         ----------------------------------------------------------
Income from operations before taxes                      $20,626      $2,618     $  562      $(11,021)      $12,785
                                                         ==========================================================










Six Months Ended                                          Office      Retail      Land      Unallocated
June 30, 2001                                            Division    Division   Division     and Other      Total
----------------                                         --------    --------   --------    -----------   ---------

Rental property revenues (100%)                          $ 53,124    $ 16,765    $    --     $   165      $  70,054
Rental property revenues (JV)                              35,783       1,202         --          --         36,985
Development income, management
   fees and leasing and other fees (100%)                   8,092         731        174          --          8,997
Development income, management
   fees and leasing and other fees (JV)                     1,050          --         --          --          1,050
Other income (100%)                                            --          --      3,907       3,093          7,000
Other income (JV)                                              --          --        892          25            917
                                                         ----------------------------------------------------------
         Total revenues                                    98,049      18,698      4,973       3,283        125,003
                                                         ----------------------------------------------------------
Rental property operating expenses (100%)                  16,924       4,690         --          50         21,664
Rental property operating expenses (JV)                    10,601         329         --          --         10,930
Other expenses (100%)                                       5,405       3,235      4,096      19,528         32,264
Other expenses (JV)                                            --          --         24       9,182          9,206
                                                         ----------------------------------------------------------
         Total expenses                                    32,930       8,254      4,120      28,760         74,064
                                                         ----------------------------------------------------------
Consolidated funds from operations                         65,119      10,444        853     (25,477)        50,939
Depreciation and amortization (100%)                      (16,073)     (4,779)        --          (3)       (20,855)
Depreciation and amortization (JV)                         (7,677)       (426)        --          --         (8,103)
Effect of the recognition of rental
   revenues on a straight-line basis (100%)                 1,581          --         --          --          1,581
Effect of the recognition of rental
   revenues on a straight-line basis (JV)                     432          --         --          --            432
Adjustment to reflect stock appreciation
   right expense on an accrual basis                           --          --         --         509            509
Gain on sale of investment properties, net
   of applicable income tax provision                       1,185      18,228          9          --         19,422
                                                         ----------------------------------------------------------
Net income                                                 44,567      23,467        862     (24,971)        43,925
                                                         ----------------------------------------------------------
Benefit for income taxes from operations                       --          --         --        (713)          (713)
                                                         ----------------------------------------------------------
Income from operations before taxes                      $ 44,567    $ 23,467    $   862     $(25,684)    $  43,212
                                                         ==========================================================
Total assets                                             $815,197    $260,934    $16,640     $70,323      $1,163,094
                                                         ==========================================================

Investment in unconsolidated joint ventures              $152,502    $ 16,988    $ 9,285     $     -      $ 178,775
                                                         ==========================================================

PART I.  FINANCIAL INFORMATION
------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for the Three and Six Months Ended June 30, 2002 and 2001

Critical Accounting Policies:
-----------------------------

         A critical accounting policy is one which is both important to the portrayal of a company's financial condition and results and requires significant judgment or complex estimation processes. As the Company is in the business of developing, owning and managing office and retail real estate properties and developing single-family residential communities which are parceled into lots and sold to various home builders, its critical accounting policies relate to cost capitalization, depreciation and amortization, impairment of long-lived assets and residential lot sales profit recognition.

         The Company expenses predeveloment costs incurred on a potential project until it becomes probable that the project will go forward. After a project becomes probable, all subsequently incurred predevelopment costs, as well as interest, real estate taxes, and certain internal personnel and associated costs directly related to the project under development are capitalized. If the decision is made to not commence development of a project that had been deemed probable, all previously capitalized costs are expensed. From the date a project receives its certificate of occupancy and for one year thereafter, the Company continues capitalizing interest, real estate taxes and certain internal personnel and associated costs directly related to the project under development based on the portion of the project which remains under construction.

         When a project is completed and placed in service, it is depreciated on a straight-line basis over its estimated useful life. Projects which the Company developed are depreciated over 30 to 40 years and projects the Company acquired are depreciated over 15 to 30 years. Leasehold improvements are amortized over the lesser of the life of the applicable lease or the estimated useful life of the asset.

         As required by accounting principles generally accepted in the United States, the Company periodically evaluates its real estate assets to determine if there has been any impairment in their carrying values and records impairment losses if the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts or there are other indicators of impairment. At June 30, 2002, the Company did not own any real estate assets that were impaired.

         In its determination of the gross profit percentages to be applied to its residential lot sales in order to calculate the profits to be recognized on these sales, the Company utilizes several estimates. Gross profit percentages are calculated based on the estimated lot sales prices divided by the estimated costs of the development. The Company must estimate the prices of the lots to be sold, the costs to complete the development of the residential community and the time period over which the lots, once completed, will be ultimately sold.

Results of Operations:
----------------------

         Rental Property Revenues and Operating Expenses. Rental property revenues increased approximately $7,433,000 and $11,178,000 in the three and six month 2002 periods, respectively. Rental property revenues from the Company's office portfolio increased approximately $5,568,000 and $9,612,000 in the three and six month 2002 periods, respectively. Two office buildings, Cerritos Corporate Center-Phase II and 55 Second Street, which became partially operational for financial reporting purposes in June 2001 and February 2002, respectively, contributed approximately $763,000 and $1,672,000 in the three and six month 2002 periods, respectively, and $4,297,000 and $6,901,000 in the three and six month 2002 periods, respectively, to the increase. Additionally, rental property revenues from 101 Second Street increased approximately $731,000 and $867,000 in the three and six month 2002 periods, respectively, primarily due to the recognition of a termination fee paid to effect the early termination of a tenant's lease of approximately $778,000 in the three month 2002 period. Rental property revenues at the 3301 Windy Ridge Parkway Building increased approximately $285,000 in the six month 2002 period due to the renewal of the single tenant's lease at a higher rental rate beginning May 2001. Furthermore, rental property revenues from 1900 Duke Street, which became partially operational for financial reporting purposes in October 2000, increased approximately $314,000 in the six month 2002 period, and rental property revenues from Meridian Mark Plaza increased approximately $290,000 in the six month 2002 period, as its average economic occupancy increased from 94% in 2001 to 97% in 2002. The increases in rental property revenues were partially offset by decreases of approximately $557,000 and $1,148,000 in the three and sixth month 2002 periods, respectively, from The Points at Waterview, as its average economic occupancy for the six month period decreased from 96% in 2001 to 49% in 2002.

         Rental property revenues from the Company's retail portfolio increased approximately $1,930,000 and $1,678,000 in the three and six month 2002 periods, respectively. Rental property revenues increased approximately $1,135,000 and $1,905,000 in the three and six month 2002 periods, respectively, from The Avenue Peachtree City due both to the property becoming partially operational for financial reporting purposes in March 2001 and to the recognition of a termination fee of approximately $719,000 in the three month 2002 period. Rental property revenues increased approximately $619,000 and $713,000 in the three and six month 2002 periods, respectively, from The Avenue of the Peninsula, as its average economic occupancy for the six month period increased from 72% in 2001 to 79% in 2002. Rental property revenues from Presidential MarketCenter increased approximately $222,000 in the six month 2002 period, as its average economic occupancy increased from 91% in 2001 to 98% in 2002. Rental property revenues decreased approximately $1,064,000 in the six month 2002 period from the February 2001 sale of Colonial Plaza MarketCenter, which partially offset the increase in rental property revenues in the six month 2002 period.

         The Company expects additional termination fees will be recognized as rental property revenues during the second half of 2002 as a result of its ongoing negotiations to terminate leases with other tenants in certain of its properties. In August 2002, the Company did enter into a termination agreement with Arthur Andersen which terminated its 148,000 square foot lease at 101 Second Street. The result of the termination agreement with Arthur Andersen will not have a material impact on rental property revenues in 2002. However, there will be no economic benefit to the Company or its rental property revenues from the Arthur Andersen lease in 2003 and beyond. The Company is in active negotiations with prospective tenants to lease approximately one-half of the Arthur Andersen and Reflect.com space located in 101 Second Street. While the Company is hopeful, there is no guarantee that these negotiations will result in executed leases. In addition, the San Francisco market continues to be a difficult leasing market. Due to the uncertainties surrounding both the ongoing negotiations and the market, the Company cannot currently estimate the result of its efforts to re-lease the 101 Second Street building and the resulting impact on rental property revenues in 2003 and beyond.

         Rental property operating expenses increased approximately $1,538,000 and $2,433,000 in the three and six month 2002 periods, respectively, due to the aforementioned office buildings and retail center becoming partially operational for financial reporting purposes. The increase in rental property operating expenses in the six month 2002 period was partially offset by a decrease in rental property operating expenses of approximately $316,000 from the aforementioned sale of Colonial Plaza MarketCenter.

         Development Income. Development income decreased approximately $664,000 and $1,104,000 in the three and six month 2002 periods, respectively. Development income decreased approximately $570,000 and $642,000 in the three and six month 2002 periods, respectively, from CPI/FSP I, L.P., as construction of Austin Research Park Buildings III and IV was completed. Additionally, development income decreased approximately $209,000 in the six month 2002 period from 285 Venture, LLC, as construction of 1155 Perimeter Center West was completed, and approximately $409,000 in the six month 2002 period from the third party development of the Turner Tower. The decrease in development income was partially offset by an increase in development income of approximately $234,000 in the six month 2002 period from the third party retail redevelopment of a center in Albuquerque.

         Management Fees. Management fees increased approximately $314,000 and $1,197,000 in the three and six month 2002 periods, respectively. Management fees increased approximately $233,000 and $1,005,000 in the three and six month 2002 periods, respectively, from Cousins Properties Services LP ("CPS"). Effective March 1, 2001, CREC II purchased the remaining 25% interest in CPS at which point the operations of CPS were consolidated, whereas the operations had been previously accounted for using the equity method of accounting and therefore recognized as joint venture income. Approximately $301,000 and $612,000 of the CPS increase in the three and six month 2002 periods, respectively, was from the Concourse Corporate Center in Atlanta, Georgia, of which CPS commenced management in October 2001. Additionally, management fees increased by approximately $107,000 in the six month 2002 period from CPI/FSP I, L.P., as Austin Research Park Buildings III and IV became partially operational for financial reporting purposes in June 2001 and September 2001, respectively.

         Leasing and Other Fees. Leasing and other fees decreased approximately $973,000 and $437,000 in the three and six month 2002 periods, respectively. Leasing and other fees decreased approximately $544,000 in both the three and six month 2002 periods from CPI/FSP I, L.P., as leasing fees were recognized for Austin Research Park Buildings III and IV in 2001. A decrease in leasing and other fees from CPS also contributed to the decrease by approximately $365,000 in the three month 2002 period due to a significant third party leasing fee recognized in the three month 2001 period. Leasing and other fees also decreased approximately $100,000 in the three month 2002 period from 285 Venture, LLC from leasing fees recognized in the three month 2001 period related to the lease-up of 1155 Perimeter Center West. Furthermore, leasing and other fees decreased approximately $143,000 in the six month 2002 period from CSC Associates, L.P., which owns Bank of America Plaza, and approximately $151,000 in the six month 2002 period from CP Venture Two, LLC. Leasing and other fees from CPS increased approximately $256,000 in the six month 2002 period, which partially offset the six month 2002 decrease in leasing and other fees, primarily related to leasing at the aforementioned Concourse Corporate Center. Also partially offsetting the decrease in both the three and six month 2002 periods was an increase in leasing and other fees of approximately $267,000 from Ten Peachtree Place Associates.

         Residential Lot and Outparcel Sales and Cost of Sales. Residential lot and outparcel sales decreased approximately $998,000 in the three month 2002 period and increased $649,000 in the six month 2002 period. Residential lots sold decreased from 30 lots in the three month 2001 period to 5 lots in the three month 2002 period and increased from 75 lots in the six month 2001 period to 96 lots in the six month 2002 period.

         Residential lot and outparcel cost of sales decreased approximately $910,000 in the three month 2002 period and increased approximately $61,000 in the six month 2002 period due to the aforementioned fluctuation in the number of lots sold. The decrease in cost of sales in the three month 2002 period and the increase in cost of sales in the six month 2002 period was less than the corresponding decrease and increase in the three and six month sales, respectively, due to an increase in 2002 of the gross profit percentages used to calculate the cost of sales of lot sales in certain of the residential developments.

         Interest and Other Income. Interest and other income decreased approximately $384,000 and $844,000 in the three and six month 2002 periods, respectively, primarily due to interest income recognized in the 2001 periods from the $18.6 million note receivable from Charlotte Gateway Village, LLC ("Gateway") that was repaid in full in November 2001.

         Income from Unconsolidated Joint Ventures. (All amounts reflect the Company's share of joint venture income.) Income from unconsolidated joint ventures increased approximately $961,000 and $2,485,000 in the three and six month 2002 periods, respectively.

         Income from Wildwood Associates increased approximately $385,000 in the six month 2002 period primarily due to an increase in income before depreciation, amortization and interest expense of approximately $258,000 in the six month 2002 period from the 3200 Windy Hill Road Building, as its average economic occupancy increased from 99% in 2001 to 100% in 2002.

         Income from Temco Associates decreased approximately $227,000 in the three month 2002 period and increased approximately $559,000 in the six month 2002 period. Lot sales in its Bentwater residential development decreased from 89 lots in the three month 2001 period to 79 lots in the three month 2002 period, which contributed to the three month 2002 decrease, and increased from 138 lots in the six month 2001 period to 180 lots in the six month 2002 period, which contributed to the six month 2002 increase. Additionally, approximately 213 acres of the option related to the fee simple interest was exercised and simultaneously sold in the three month 2001 period. CREC's share of the gain was approximately $360,000. No tract sales occurred in the three month 2002 period. Approximately 559 acres of the option related to the fee simple interest was exercised and simultaneously sold in the six month 2002 period. CREC's share of the gain was approximately $371,000.

         Income from CPI/FSP I, L.P. increased approximately $550,000 and $976,000 in the three and six month 2002 periods, respectively, as Austin Research Park Buildings III and IV became partially operational for financial reporting purposes in June 2001 and September 2001, respectively.

         Income from Gateway increased approximately $197,000 and $408,000 in the three and six month 2002 periods, respectively. The Company recognizes an 11.46% current preferred return on its equity in Gateway, which increased from $3,200,000 to $10,556,000 in November 2001.

         Income from Crawford Long - CPI, LLC increased approximately $199,000 and $306,000 in the three and six month 2002 periods, respectively, as the Emory Crawford Long Medical Office Tower became partially operational for financial reporting purposes in February 2002.

         Income from Ten Peachtree Place Associates decreased approximately $260,000 and $561,000 in the three and six month 2002 periods, respectively, as its average economic occupancy for the six month period decreased from 100% in 2001 to 16% in 2002.

         Income from CSC Associates, L.P. increased approximately $199,000 and $299,000 in the three and six month 2002 periods, respectively, due to an increase in rental revenues from a tenant whose increase in rental rate did not require straight-lining under Statement of Financial Accounting Standards No. 13.

         Income from 285 Venture, LLC increased approximately $177,000 and $191,000 in the three and six month 2002 periods, respectively, as the average economic occupancy for the six month period of 1155 Perimeter Center West increased from 87% in 2001 to 100% in 2002.

         General and Administrative Expenses. General and administrative expenses increased approximately $131,000 and $1,325,000 in the three and six month 2002 periods, respectively. The increase in the three month 2002 period was partially due to an increase in moving expenses and salaries and employee benefits. The increase in the six month 2002 period was primarily attributable to the aforementioned consolidation of CPS and partially to an increase in moving expenses. The increases in the three and six month 2002 periods were partially offset by a decrease in general and administrative expenses resulting from the capitalization of additional general and administrative expenses to offset the partial elimination of certain development and leasing fees from joint ventures.

         Depreciation and Amortization. Depreciation and amortization increased approximately $2,308,000 and $3,744,000 in the three and six month 2002 periods, respectively, due to the aforementioned office buildings and retail center becoming partially operational for financial reporting purposes, which increase was partially offset by the February 2001 sale of Colonial Plaza MarketCenter.

         Interest Expense. Interest expense increased approximately $3,007,000 and $4,368,000 in the three and six month 2002 periods, respectively.
Interest expense before capitalization increased to approximately $10,790,000 and $21,219,000 in the three and six month 2002 periods, respectively, from approximately $8,966,000 and $18,451,000 in the three and six month 2001 periods, respectively, due to higher average debt levels. The Company completed four non-recourse mortgages in 2001: Presidential MarketCenter in May 2001, 600 University Park Place in July 2001 and 333 John Carlyle/1900 Duke Street and 333/555 North Point Center East in November 2001. Also contributing to the increase in interest expense was a decrease of approximately $1,183,000 and $1,600,000 in the three and six month 2002 periods, respectively, in interest capitalized to projects under development (a reduction of interest expense) to approximately $1,233,000 and $3,130,000 in the three and six month 2002 periods, respectively, from approximately $2,416,000 and $4,730,000 in the three and six month 2001 periods, respectively, due to a lower level of projects under development in 2002.

         Other Expenses. Other expenses decreased approximately $371,000 in the three month 2002 period and increased approximately $214,000 in the six month 2002 period. Predevelopment expense decreased approximately $281,000 in the three month 2002 period. Minority interest expense increased approximately $194,000 in the six month 2002 period primarily due to an increase in minority interest expense from 55 Second Street, which became partially operational for financial reporting purposes in February 2002.

         Provision(Benefit) for Income Taxes from Operations. The benefit for income taxes from operations decreased approximately $1,887,000 to a provision for income taxes from operations in the six month 2002 period. The decrease in the benefit for income taxes from operations was primarily due to an increase in income before income taxes and gain on sale of investment properties from CREC and its subsidiaries in the six month 2002 period. This increase is primarily due to increases in income from residential lot sales, net of cost of sales, income from Temco Associates, leasing fees and a decrease in general and administrative expenses. The increase in income before income taxes and gain on sale of investment properties from CREC and its subsidiaries was partially offset by a decrease in development income and an increase in interest expense in the six month 2002 period.

         The decrease in the benefit for income taxes from operations was partially offset by an increase in the loss before income taxes and gain on sale of investment properties from CREC II and its subsidiaries in the six month 2002 period. The decrease is mainly due to a decrease in income from CPS.

         Gain on Sale of Investment Properties. Gain on sale of investment properties decreased approximately $17,350,000 in the six month 2002 period. The 2002 gain included the amortization of deferred gain from CP Venture LLC ($2.1 million) (see Note 5 of "Notes to Consolidated Financial Statements" in the Company's Annual Report on Form 10-K for the year ended December 31, 2001). The 2001 gain included the following: the February 2001 sale of Colonial Plaza MarketCenter ($17.1 million), the February 2001 disposition of leasehold interests in Summit Green ($.2 million) and the amortization of deferred gain from CP Venture LLC ($2.1 million) (see Note 5 of "Notes to Consolidated Financial Statements" in the Company's Annual Report on Form 10-K for the year ended December 31, 2001).

         Extraordinary Loss. The Company recognized an extraordinary loss of approximately $3,501,000 in the six month 2002 period due to the refinancing of the CSC Associates, L.P. non-recourse mortgage note payable (see Note 6 to the Company's consolidated financial statements included in this report).





Liquidity and Capital Resources:
--------------------------------

         Financial Condition. The Company's adjusted debt (including its pro rata share of unconsolidated joint venture debt) was 39% of total market capitalization at June 30, 2002. Adjusted debt is defined as the Company's debt and the Company's pro rata share of unconsolidated joint venture debt as disclosed in Note 4 of "Notes to Consolidated Financial Statements" in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, excluding the Gateway debt as it is fully exculpated debt which is supported by a long-term lease to Bank of America Corporation. The Company had $89 million drawn on its $275 million revolving credit facility as of June 30, 2002.

         The Company has development and acquisition projects in various planning stages. The Company currently intends to finance these projects, as well as the completion of projects currently under construction, using its existing credit facility (increasing the credit facility as required), long-term non-recourse financing on the Company's unleveraged projects, joint ventures, project sales and other financings as market conditions warrant. In September 1996, the Company filed a shelf registration statement with the Securities and Exchange Commission ("SEC") for the offering from time to time of up to $200 million of common stock, warrants to purchase common stock and debt securities, of which approximately $132 million remains available at June 30, 2002.

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

         Cash Flows. Net cash provided by operating activities increased approximately $8.4 million in the six month 2002 period. Operating distributions from unconsolidated joint ventures increased approximately $7.0 million in 2002, which contributed to the increase in net cash provided by operating activities. The increase in operating distributions from unconsolidated joint ventures is mainly due to increases in operating distributions of approximately $5.0 million from Wildwood Associates and approximately $1.8 million from CPI/FSP I, L.P. Depreciation and amortization increased approximately $3.8 million due to the aforementioned office buildings and retail center becoming partially operational for financial reporting purposes, which contributed to the increase in net cash provided by operating activities. Income before gain on sale of investment properties and extraordinary loss decreased approximately $1.1 million and income from unconsolidated joint ventures increased approximately $2.5 million, both of which partially offset the increase in net cash provided by operating activities.

         Net cash used in investing activities decreased approximately $11.7 million in the six month 2002 period. The decrease in net cash used in investing activities was primarily due to a decrease of approximately $46.3 million in property acquisition and development expenditures, as a result of the Company having a lower level of projects under development in the six month 2002 period. Investment in unconsolidated joint ventures decreased approximately $15.6 million, which also contributed to the decrease in net cash used in investing activities. This decrease was primarily due to a decrease in contributions of approximately $9.3 million to CPI/FSP I, L.P., as construction of Austin Research Park Buildings III and IV was completed in 2001, a decrease of approximately $4.7 million to Crawford Long - CPI, LLC in 2002, as construction of the Emory Crawford Long Medical Office Tower was substantially completed in February 2002, and a decrease of approximately $1.0 million to 285 Venture, LLC, as construction of 1155 Perimeter Center West was completed in 2001. The decrease in net cash paid in acquisition of business of approximately $2.1 million, which resulted from the acquisition of the remaining 25% interest in CPS in the first quarter of 2001, and a decrease in change in other assets, net, of approximately $2.0 million, both further contributed to the decrease in net cash used in investing activities. Net cash provided by sales activities decreased approximately $52.8 million due primarily to the sale of Colonial Plaza MarketCenter in February 2001, which partially offset the decrease in net cash used in investing activities. Investment in, net of collection of notes receivable, decreased approximately $1.5 million, which also partially offset the decrease in net cash used in investing activities.

         Net cash provided by financing activities decreased approximately $24.8 million in the six month 2002 period to net cash used in financing activities. The decrease in net cash provided by financing activities was primarily attributable to a decrease in net amounts drawn on the credit facility of approximately $70.6 million. Also contributing to the decrease in net cash provided by financing activities was an increase of approximately $67.0 million in repayment of other notes payable and an increase in extraordinary loss of approximately $3.5 million, both due to the refinancing of Bank of America Plaza (see Note 6 to the Company's consolidated financial statements included in this report). An increase in the dividends paid per share to $.74 in 2002 from $.68 in 2001 and an increase in the number of shares outstanding also contributed to the decrease in net cash provided by financing activities as dividends paid increased approximately $3.3 million. The increase in proceeds from other notes payable of approximately $119.0 million due to the aforementioned refinancing of Bank of America Plaza (see Note 6 to the Company's consolidated financial statements included in this report) partially offset the decrease in net cash provided by financing activities.

         CSC Non-Recourse Mortgage Note Payable. As discussed in Note 6 to the Company's consolidated financial statements included in this report, CSC completed a $150 million non-recourse mortgage note payable on the Bank of America Plaza building. Pursuant to the loan agreement, CSC must maintain all of the insurance required under the loan agreement with insurance companies having certain claims paying ability ratings. In July 2002, the claims paying ability rating of CSC's insurance carrier was downgraded to a level immediately below that required by the loan agreement. The Company notified the lender of such downgrading. The lender is not requiring that CSC obtain replacement insurance at this time, but has reserved the right to require CSC to do so at a later time.

         On the advice of its insurance consultants, the Company believes that the insurance coverage currently required under the loan agreement is available from insurance companies that meet the minimum claims paying ability rating requirements under the loan agreement. If required to provide insurance from a carrier with the required rating, there can be no assurance, however, that such insurance can be obtained, or if obtainable, that such insurance can be obtained without significant additional cost to CSC. Pursuant to the loan agreement, the lender permits insurance to be issued by insurance companies with a lower claims paying ability rating under certain circumstances, including obtaining written confirmation from the rating agencies that the ratings of any securities issued or to be issued as the result of a securitization of this mortgage note payable will not be qualified, downgraded or withdrawn as a result of such lower claims paying ability rating. There can be no assurance that if requested, the rating agencies would approve a reduction in the claims paying ability rating of insurance companies. In the event that CSC is required to obtain insurance from an insurance company with the required rating and cannot obtain such insurance, and, in the further event that the rating agencies will not confirm that the rating of the related securities will not be qualified, downgraded or withdrawn due to the use of an insurance company with a lower rating, CSC could ultimately be in default under the loan agreement and related documents.

Quantitative and Qualitative Disclosure About Market Risk:
----------------------------------------------------------

         There has been no material change in the Company's market risk related to its notes payable and notes receivable from that disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

Square Feet Expiring:
---------------------

         As of July 31, 2002, the Company's office portfolio included thirty-eight commercial office buildings. The weighted average remaining lease term of these office buildings, excluding all properties currently under construction and/or in lease-up and One Ninety One Peachtree Tower, as it is less than 10% owned by the Company, was approximately 8 years as of July 31, 2002. Most of the Company's leases in these buildings provide for pass through of operating expenses and base rents which escalate over time. The leases expire as follows:

                                                                                                              2011
                                                                                                               &
               2002      2003      2004       2005       2006       2007      2008       2009      2010    Thereafter    Total
               ----      ----      ----       ----       ----       ----      ----       ----      ----    ----------    -----
OFFICE
------
Consolidated:
-------------

Square Feet
  Expiring (a)  47,616   127,437   157,592    353,399    349,048    156,725   307,060    667,361   276,062  1,478,573   3,920,873(b)
% of Leased
  Space             1%        3%        4%         9%         9%         4%        8%        17%        7%        38%        100%
Annual Base
  Rent (c)     716,488 2,241,529 3,044,949  6,719,441  5,527,422  3,369,649 6,544,415 13,559,815 7,037,926 42,306,807  91,068,441
Annual Base
  Rent/Sq.
  Ft. (c)        15.05     17.59     19.32      19.01      15.84      21.50     21.31      20.32     25.49      28.61       23.23


Joint Venture:
--------------
Square Feet
  Expiring (a) 225,941   477,988   471,912    468,951    603,257    708,786   168,103    360,595   155,996  3,542,370   7,183,899(d)
% of Leased
  Space             3%        7%        7%         7%         8%        10%        2%         5%        2%        49%        100%
Annual Base
  Rent (c)   4,091,971 8,353,331 8,813,615  8,235,128 10,942,692 17,232,315 2,995,182  8,440,713 3,696,238 78,852,275 151,653,460
Annual Base
  Rent/Sq.
  Ft. (c)        18.11     17.48     18.68      17.56      18.14      24.31     17.82      23.41     23.69      22.26       21.11


Total (including only Company's %  share of Joint Venture Properties):
----------------------------------------------------------------------
Square Feet
  Expiring (a) 156,213   357,129   454,642    551,773    628,201     488,488   379,074    818,271   326,971  3,253,206  7,413,968
% of Leased
  Space             2%        5%        6%         7%         9%          7%        5%        11%        4%        44%       100%
Annual Base
  Rent (c)   2,582,055 6,238,863 8,487,266 10,234,634 10,595,617 11,601,444 7,838,451 17,266,034 8,342,742 81,735,260 164,922,366
Annual Base
  Rent/Sq.
  Ft. (c)        16.53     17.47     18.67      18.55      16.87      23.75     20.68      21.10     25.52      25.12       22.24

(a) Where a tenant has the option to cancel its lease without penalty, the lease expiration date used in the table above reflects the cancellation option date rather than the lease expiration date.
(b) Rentable square feet leased as of July 31, 2002 out of approximately
    4,097,000 total rentable square feet.
(c) Annual base rent excludes the operating expense reimbursement portion of the rent payable. If the lease does not provide for pass through of such operating expense reimbursements, an estimate of operating expenses is deducted from the rental rate shown. The base rental rate shown is the estimated rate in the year of expiration. Amounts disclosed are in dollars.
(d) Rentable square feet leased as of July 31, 2002 out of approximately
    7,473,000 total rentable square feet.

         As of July 31, 2002, the Company's medical office portfolio included six medical office properties. The weighted average remaining lease term of these medical office buildings, excluding the property currently under construction and in lease-up, was approximately 8 years as of July 31, 2002. Most of the Company's leases in the buildings provide for pass through of operating expenses and base rents which escalate over time. The leases expire as follows:

                                                                                                       2011
                                                                                                        &
             2002    2003      2004      2005     2006      2007       2008       2009      2010    Thereafter      Total
             ----    ----      ----      ----     ----      ----       ----       ----      ----    ----------      -----
MEDICAL OFFICE
--------------
Consolidated:
-------------
Square Feet
  Expiring     0    35,388    42,246    23,723     9,210    33,337    35,571     130,041    10,535     144,986      465,037(a)
% of Leased
  Space       0%        8%        9%        5%        2%        7%      8%          28%         2%         31%         100%
Annual Base
  Rent (b)     0   676,258   791,772   409,956   124,046   686,226   812,145   2,639,662   202,799   3,619,463    9,962,327
Annual Base
  Rent/Sq.
  Ft. (b)      0     19.11     18.74     17.28     13.47     20.58     22.83       20.30     19.25       24.96        21.42


Joint Venture:
--------------
Square Feet
  Expiring     0         0         0     3,445         0    24,756         0           0         0      40,503       68,704(c)
% of Leased
  Space       0%        0%        0%        5%        0%       36%        0%          0%        0%         59%         100%
Annual Base
  Rent (b)     0         0         0    56,498         0   422,558         0           0         0     772,392    1,251,448
Annual Base
  Rent/Sq.
  Ft. (b)      0         0         0     16.40         0     17.07         0           0         0       19.07        18.22


Total (including only Company's %  share of Joint Venture Properties):
----------------------------------------------------------------------
Square Feet
  Expiring     0    35,388    42,246    24,119     9,210    36,184    35,571     130,041    10,535     149,644      472,938
% of Leased
  Space       0%        7%        9%        5%        2%        8%        8%         27%        2%         32%         100%
Annual Base
  Rent (b)     0   676,258   791,772   416,453   124,046   734,821   812,145   2,639,662   202,799   3,708,288   10,106,244
Annual Base
  Rent/Sq.
  Ft. (b)      0     19.11     18.74     17.27     13.47     20.31     22.83       20.30     19.25       24.78        21.37


(a) Rentable square feet leased as of July 31, 2002 out of approximately 512,000 total rentable square feet.
(b) Annual base rent excludes the operating expense reimbursement portion of the rent payable. If the lease does not provide for pass through of such operating expense reimbursements, an estimate of operating expenses is deducted from the rental rate shown. The base rental rate shown is the estimated rate in the year of expiration. Amounts disclosed are in dollars.
(c) Rentable square feet leased as of July 31, 2002 out of approximately 69,000 total rentable square feet.

         As of July 31, 2002, the Company's retail portfolio included twelve retail properties. The weighted average remaining lease term of these retail properties was approximately 11 years as of July 31, 2002. Most of the major tenant leases in these retail properties provide for pass through of operating expenses and base rents which escalate over time. The leases expire as follows:

                                                                                                           2011
                                                                                                            &
                2002     2003      2004       2005       2006        2007     2008     2009      2010   Thereafter     Total
                ----     ----      ----       ----       ----        ----     ----     ----      ----   ----------     -----
RETAIL
------
Consolidated:
-------------
Square Feet
  Expiring     13,228   11,444     76,953    130,897     90,280     39,672   35,127   21,530    142,457     589,123   1,150,711(a)
% of Leased
  Space            1%       1%         7%        11%         8%         4%       3%       2%        12%         51%        100%
Annual Base
  Rent (b)    112,500  240,595  1,412,303  3,111,965  2,087,754    872,878  309,118  733,820  2,972,158  10,300,811  22,153,902
Annual Base
  Rent/Sq.
  Ft. (b)        8.50    21.02      18.35      23.77      23.13      22.00     8.80    34.08      20.86       17.48       19.25


Joint Venture:
--------------
Square Feet
  Expiring          0   20,011     34,343     86,802    173,539     85,968   40,358   62,256    140,895   1,200,037   1,844,209(c)
% of Leased
  Space            0%       1%         2%         5%         9%         5%       2%       3%         8%         65%        100%
Annual Base
  Rent (b)          0  313,945    717,124  1,558,926  2,527,672  1,887,378  751,247  722,712  2,104,236  16,772,187  27,355,427
Annual Base
  Rent/Sq.
  Ft. (b)        0.00    15.69      20.88      17.96      14.57      21.95    18.61    11.61      14.93       13.98       14.83


Total (including only Company's %  share of Joint Venture Properties):
----------------------------------------------------------------------
Square Feet
  Expiring     13,228   13,745     83,525    171,454    134,892     76,832   67,210   31,719    193,455   1,085,636   1,871,696
% of Leased
  Space            1%       1%         4%         9%         7%         4%       4%       2%        10%         58%        100%
Annual Base
  Rent (b)    112,400  276,698  1,555,547  3,990,369  3,066,329  1,752,466  915,834  894,391  4,065,300  17,767,268  34,396,602
Annual Base
  Rent /Sq.
  Ft. (b)        8.50    20.13      18.62      23.27      22.73      22.81    13.63    28.20      21.01       16.37       18.38


(a)  Gross leasable area leased as of July 31, 2002 out of approximately
     1,217,000 total gross leasable area.
(b) Annual base rent excludes the operating expense reimbursement portion of the rent payable and any percentage rents due. If the lease does not provide for pass through of such operating expense reimbursements, an estimate of operating expenses is deducted from the rental rate shown. The base rental rate shown is the estimated rate in the year of expiration.
     Amounts disclosed are in dollars.
(c)  Gross leasable area leased as of July 31, 2002 out of approximately
     1,883,000 total gross leasable area.



Supplemental Financial Information:
-----------------------------------

         Depreciation and amortization expense included the following components for the three and six months ended June 30, 2002 ($ in thousands):

                                              Three Months Ended                        Six Months Ended
                                                 June 30, 2002                            June 30, 2002
                                      -----------------------------------       -----------------------------------
                                                   Share of                                 Share of
                                                Unconsolidated                           Unconsolidated
                                      Company   Joint Ventures     Total        Company   Joint Ventures     Total
                                      -------   --------------    -------       -------   --------------    -------

Furniture, fixtures and equipment     $   526       $    2        $   528       $ 1,048       $    5        $ 1,053
Deferred financing costs                    -            -              -             -            -              -
Specifically identifiable
   intangible assets                        7            -              7            13            -             13
Real estate related:
   Building (including tenant
   first generation)                   12,562        4,284         16,846        23,382        8,282         31,664
Tenant second generation                  351          187            538         1,111          376          1,487
                                      -------       ------        -------       -------       ------        -------

                                      $13,446       $4,473        $17,919       $25,554       $8,663        $34,217
                                      =======       ======        =======       =======       ======        =======

         Exclusive of new developments and purchases of furniture, fixtures and equipment, the Company had the following capital expenditures during the three and six months ended June 30, 2002, including its share of unconsolidated joint ventures ($ in thousands):

                                                  Three Months Ended                   Six Months Ended
                                                     June 30, 2002                       June 30, 2002
                                             ---------------------------         ---------------------------
                                             Office     Retail     Total         Office     Retail     Total
                                             ------     ------     -----         ------     ------     -----

         Second generation related costs      $750       $38       $788          $1,040      $ 51      $1,091
         Building improvements                 103        36        139             389        83         472
                                              ----       ---       ----          ------      ----      ------

                                              $853       $74       $927          $1,429      $134      $1,563
                                              ====       ===       ====          ======      ====      ======

PART II.  OTHER INFORMATION
---------------------------



Item 6.           Reports on Form 8-K
                  -------------------
                  (a)      Exhibits
                           --------
                           Exhibit 3.1      Restated and
                                            Amended Articles of Incorporation
                                            of the Registrant, as amended
                                            August 9, 1999.

                           Exhibit 3.2 Bylaws of the Registrant, as amended April 29, 1993.

                           Exhibit 11       Computation of Per Share Earnings.*

                           Exhibit 99.1     Certification Pursuant to 18 U.S.C.
                                            Section 1350, as Adopted Pursuant to
                                            Section 906 of the Sarbanes-Oxley
                                            Act of 2002.

                           Exhibit 99.2     Certification Pursuant to 18 U.S.C.
                                            Section 1350, as Adopted Pursuant to
                                            Section 906 of the Sarbanes-Oxley
                                            Act of 2002.

                  (b)      Reports on Form 8-K
                           -------------------
                           On July 13, 2002, the Company filed a Form 8-K detailing a change in certifying accountant.










* Data required by SFAS No. 128, "Earnings Per Share," is provided in Note 4 to the consolidated financial statements in this report.

                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               COUSINS PROPERTIES INCORPORATED




                               /s/ Kelly H. Barrett
                               -------------------------------------------------
                               Kelly H. Barrett
                               Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)








August 12, 2002