Form 10-Q
period 2002-09-30
COUSINS PROPERTIES INC
filed 2002-11-01
CIK 25232

1
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)
                    [x] QUARTERLY REPORT PURSUANT TO SECTION
                          13 OR 15(d) OF THE SECURITIES
                          EXCHANGE ACT OF 1934 For the
                      quarterly period ended September 30,
                                      2002
                                       OR
[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
          For the transition period from..............to..............

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

                                 (770) 955-2200
              (Registrant's telephone number, including area code)

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



As of October 28, 2002, there were 48,667,631 shares of the registrant's common stock, par value $1 per share, outstanding.

PART I.  FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements

            COUSINS PROPERTIES INCORPORATED AND CONSOLIDATED ENTITIES
                           CONSOLIDATED BALANCE SHEETS
                     ($ in thousands, except share amounts)

                                                     September 30,  December 31,
                                                         2002          2001
                                                     -------------  ------------
                                                      (Unaudited)
ASSETS
------
PROPERTIES:
   Operating properties, net of accumulated
     depreciation of $143,320 as of September 30,
     2002 and $105,795 as of December 31, 2001        $  764,176    $  765,398
   Operating property held for sale, net of
     accumulated depreciation of $381 as of
     September 30, 2002 and $244 as of
     December 31, 2001                                     5,607         5,721
   Land held for investment or future development         17,579        15,294
   Projects under construction                           151,244       140,833
   Residential lots under development                     15,779        12,520
                                                      ----------    ----------
     Total properties                                    954,385       939,766

CASH AND CASH EQUIVALENTS, at cost which
   approximates market                                    10,522        10,556

NOTES AND OTHER RECEIVABLES                               47,422        44,533

INVESTMENT IN UNCONSOLIDATED JOINT VENTURES              183,986       185,397

OTHER ASSETS, including goodwill of $15,612
   in 2002 and 2001                                       37,216        36,377
                                                      ----------    ----------
       TOTAL ASSETS                                   $1,233,531    $1,216,629
                                                      ==========    ==========

LIABILITIES AND STOCKHOLDERS' INVESTMENT
----------------------------------------

NOTES PAYABLE                                         $  646,390    $  585,275

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES                  34,365        31,762

DEPOSITS AND DEFERRED INCOME                               2,898         2,422
                                                      ----------    ----------
       TOTAL LIABILITIES                                 683,653       619,459
                                                      ----------    ----------
DEFERRED GAIN                                            104,543       107,676

MINORITY INTERESTS                                        26,980        26,821

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS' INVESTMENT:
   Common stock, $1 par value, authorized
     150,000,000 shares; issued 50,822,113
     shares at September 30, 2002 and 50,106,100
     shares at December 31, 2001                          50,822        50,106
   Additional paid-in capital                            286,634       276,268
   Treasury stock at cost, 2,154,782 in 2002 and
     681,000 shares in 2001                              (52,195)      (17,465)
   Unearned compensation                                  (2,904)       (3,580)
   Cumulative undistributed net income                   135,998       157,344
                                                      ----------    ----------
       TOTAL STOCKHOLDERS' INVESTMENT                    418,355       462,673
                                                      ----------    ----------
       TOTAL LIABILITIES AND STOCKHOLDERS'
         INVESTMENT                                   $1,233,531    $1,216,629
                                                      ==========    ==========

The accompanying notes are an integral part of these consolidated balance sheets.

            COUSINS PROPERTIES INCORPORATED AND CONSOLIDATED ENTITIES
                        CONSOLIDATED STATEMENTS OF INCOME
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (UNAUDITED)
                    (In thousands, except per share amounts)

                                          Three Months          Nine Months
                                       Ended September 30,  Ended September 30,
                                       -------------------  -------------------
                                          2002      2001      2002       2001
                                          ----      ----      ----       ----
REVENUES:
   Rental property revenues             $43,778   $36,887   $126,211   $107,629
   Development income                       918     1,715      3,076      4,977
   Management fees                        2,308     2,104      6,950      5,549
   Leasing and other fees                 1,802     1,413      3,655      3,703
   Residential lot and outparcel sales    2,481     1,653      7,036      5,560
   Interest and other                     1,070     1,408      3,319      4,532
                                        -------   -------   --------   --------
                                         52,357    45,180    150,247    131,950
                                        -------   -------   --------   --------
INCOME FROM UNCONSOLIDATED JOINT
   VENTURES                               6,880     5,804     20,511     16,949
                                        -------   -------   --------   --------
COSTS AND EXPENSES:
   Rental property operating expenses    12,777    11,253     36,225     31,842
   General and administrative expenses    6,322     7,266     20,589     20,129
   Depreciation and amortization         15,649    11,190     40,903     32,721
   Stock appreciation right (credit)
     expense                                 (7)     (128)        27       (265)
   Residential lot and outparcel cost
     of sales                             2,414     1,464      5,827      4,817
   Interest expense                       9,511     6,845     27,600     20,566
   Property taxes on undeveloped land       198       140        548        481
   Other                                  1,325     1,011      3,588      3,063
                                        -------   -------   --------   --------
                                         48,189    39,041    135,307    113,354
                                        -------   -------   --------   --------
INCOME FROM CONTINUING OPERATIONS
   BEFORE INCOME TAXES AND GAIN ON
   SALE OF INVESTMENT PROPERTIES AND
   EXTRAORDINARY LOSS                    11,048    11,943     35,451     35,545

PROVISION (BENEFIT) FOR INCOME TAXES
   FROM CONTINUING OPERATIONS               196      (311)     1,370     (1,024)
                                        -------   -------   --------   --------
INCOME FROM CONTINUING OPERATIONS BEFORE
   GAIN ON SALE OF INVESTMENT PROPERTIES
   AND EXTRAORDINARY LOSS                10,852    12,254     34,081     36,569

GAIN ON SALE OF INVESTMENT PROPERTIES,
   NET OF APPLICABLE INCOME TAX
   PROVISION                              1,028     1,031      3,100     20,453
                                        -------   -------   --------   --------
INCOME FROM CONTINUING OPERATIONS
   BEFORE EXTRAORDINARY LOSS             11,880    13,285     37,181     57,022

EXTRAORDINARY LOSS                            -         -      3,501          -
                                        -------   -------   --------   --------
INCOME FROM CONTINUING OPERATIONS        11,880    13,285     33,680     57,022
                                        -------   -------   --------   --------
INCOME FROM DISCONTINUED OPERATIONS         130       102        317        290
                                        -------   -------   --------   --------
NET INCOME                              $12,010   $13,387   $ 33,997   $ 57,312
                                        =======   =======   ========   ========

WEIGHTED AVERAGE SHARES                  49,584    49,386     49,525     49,248
                                        =======   =======   ========   ========

BASIC NET INCOME PER SHARE:
   Income from continuing operations
     before extraordinary loss          $   .24   $   .27   $    .75   $   1.16
   Extraordinary loss                         -         -        .07          -
   Income from discontinued operations        -         -        .01          -
                                        -------   -------   --------   --------
   Basic net income per share           $   .24   $   .27   $    .69   $   1.16
                                        =======   =======   ========   ========

DILUTED WEIGHTED AVERAGE SHARES          50,152    50,445     50,275     50,349
                                        =======   =======   ========   ========

DILUTED NET INCOME PER SHARE:
   Income from continuing operations
     before extraordinary loss          $   .24   $   .27   $    .74   $   1.13
   Extraordinary loss                         -         -        .07          -
   Income from discontinued operations        -         -        .01        .01
                                        -------   -------   --------   --------
   Diluted net income per share         $   .24   $   .27   $    .68   $   1.14
                                        =======   =======   ========   ========

CASH DIVIDENDS DECLARED PER SHARE       $   .37   $   .34   $   1.11   $   1.02
                                        =======   =======   ========   ========


The accompanying notes are an integral part of these consolidated statements.

            COUSINS PROPERTIES INCORPORATED AND CONSOLIDATED ENTITIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (UNAUDITED)
                                ($ in thousands)

                                                             2002        2001
                                                             ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Income from continuing operations before gain on sale
     of investment properties and extraordinary loss       $ 34,081    $ 36,569
   Adjustments to reconcile income from continuing
     operations before gain on sale of investment
     properties and extraordinary loss to net cash
     provided by operating activities of continuing
     operations:
       Depreciation and amortization, net of minority
          interest's share                                   40,903      32,625
       Amortization of unearned compensation                    471         787
       Stock appreciation right expense (credit)                 27        (265)
       Cash charges to expense accrual for stock
          appreciation rights                                  (288)       (389)
       Effect of recognizing rental revenues on a
          straight-line basis                                (1,391)     (2,005)
       Income from unconsolidated joint ventures            (20,511)    (16,949)
       Operating distributions from unconsolidated
          joint ventures                                     27,602      18,916
       Residential lot and outparcel cost of sales            4,694       3,719
       Changes in other operating assets and liabilities:
         Change in other receivables                           (529)        728
         Change in accounts payable and accrued liabilities   2,045      (4,547)
                                                           --------    --------
Net cash provided by operating activities of continuing
   operations                                                87,104      69,189
                                                           --------    --------
Net cash provided by operating activities of
   discontinued operations                                      454         433
                                                           --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Gain on sale of investment properties, net of
     applicable income tax provision                          3,100      20,453
   Adjustments to reconcile gain on sale of investment
     properties to net cash provided by sales activities:
       Cost of sales                                              -      35,910
       Deferred income recognized                            (3,092)     (3,095)
       Non-cash gain on disposition of leasehold interests        -        (236)
   Property acquisition and development expenditures        (57,380)   (112,142)
   Investment in unconsolidated joint ventures, including
     interest capitalized to equity investments              (5,680)    (26,379)
   (Investment in) collection of notes receivable, net         (977)      1,934
   Net cash paid in acquisition of business                       -      (2,126)
   Change in other assets, net                               (2,391)     (8,514)
                                                           --------    --------
Net cash used in investing activities                       (66,420)    (94,195)
                                                           --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from credit facility                            201,480     209,493
   Repayment of credit facility                            (218,429)   (175,961)
   Proceeds from other notes payable                        150,000      45,000
   Repayment of other notes payable                         (71,936)     (4,218)
   Dividends paid                                           (55,343)    (50,371)
   Common stock sold, net of expenses                        11,287      11,909
   Common stock repurchases                                 (34,730)    (12,475)
   Extraordinary loss                                        (3,501)          -
                                                           --------    --------
Net cash (used in) provided by financing activities         (21,172)     23,377
                                                           --------    --------
NET DECREASE IN CASH AND CASH EQUIVALENTS                       (34)     (1,196)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD             10,556       1,696
                                                           --------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $ 10,522    $    500
                                                           ========    ========

The accompanying notes are an integral part of these consolidated statements.

            COUSINS PROPERTIES INCORPORATED AND CONSOLIDATED ENTITIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

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

         The Consolidated Financial Statements were prepared by the Company without audit, but in the opinion of management reflect all adjustments necessary (which adjustments are of a normal and recurring nature) for the fair presentation of the Company's financial position as of September 30, 2002 and results of operations for the three and nine month periods ended September 30, 2002 and 2001. Results of operations for the interim 2002 period are not necessarily indicative of results expected for the full year. While certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, the Company believes that the disclosures herein are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. The accounting policies employed are the same as those shown in Note 1 to the Consolidated Financial Statements included in such Form 10-K.

2.   SUPPLEMENTAL INFORMATION CONCERNING CASH FLOWS
---------------------------------------------------

         Interest paid (net of $4,495,000 and $7,129,000 capitalized in 2002 and 2001, respectively) and income taxes (refunded) paid were as follows for the nine months ended September 30, 2002 and 2001 ($ in thousands):

                                                       2002          2001
                                                     -------       -------

                  Interest paid                      $26,607       $21,576
                  Income taxes (refunded) paid       $(1,358)      $   272

         During the nine months ended September 30, 2002, approximately $26,836,000 was transferred from Projects Under Construction to Operating Properties.



3.   NOTES PAYABLE AND INTEREST EXPENSE
---------------------------------------
         At September 30, 2002 and December 31, 2001, notes payable included the following ($ in thousands):

                                       September 30, 2002                         December 31, 2001
                              ------------------------------------      -------------------------------------
                                             Share of                                   Share of
                                          Unconsolidated                             Unconsolidated
                               Company    Joint Ventures    Total        Company     Joint Ventures    Total
                               -------    --------------    -----        -------     --------------    -----

Floating Rate Credit Facility
   and Floating Rate Debt     $136,867       $  6,866     $143,733      $153,816       $  7,614      $161,430
Other Debt
   (primarily non-recourse
     fixed rate mortgages)     509,523        261,566      771,089       431,459        268,299       699,758
                              --------       --------     --------      --------       --------      --------
                              $646,390       $268,432     $914,822      $585,275       $275,913      $861,188
                              ========       ========     ========      ========       ========      ========

         For the three and nine months ended September 30, 2002, interest expense was recorded as follows ($ in thousands):

                                        Three Months Ended                       Nine Months Ended
                                        September 30, 2002                       September 30, 2002
                               ------------------------------------      ----------------------------------
                                             Share of                                 Share of
                                          Unconsolidated                           Unconsolidated
                               Company    Joint Ventures      Total      Company   Joint Ventures      Total
                               -------    --------------      -----      -------   --------------      -----
     Interest Expensed         $ 9,511        $4,793        $14,304      $27,600       $14,479        $42,079
     Interest Capitalized        1,365             -          1,365        4,495             -          4,495
                               -------        ------        -------      -------       -------        -------
                               $10,876        $4,793        $15,669      $32,095       $14,479        $46,574
                               =======        ======        =======      =======       =======        =======


         During the first nine months of 2002, interest was capitalized related to the Company's and the Company's share of unconsolidated joint venture projects under construction which had an average balance of approximately $91 million.

         As discussed in Note 6 to the Company's consolidated financial statements included in this report, CSC completed a $150 million non-recourse mortgage note payable on the Bank of America Plaza building. Pursuant to the loan agreement, CSC must maintain all of the insurance required under the loan agreement with insurance companies having certain claims paying ability ratings. In July 2002, the claims paying ability rating of CSC's insurance carrier was downgraded to a level immediately below that required by the loan agreement. The Company notified the lender of such downgrading. The lender is not requiring that CSC obtain replacement insurance at this time, but has reserved the right to require CSC to do so at a later time. Based upon discussions with the lender, the Company believes that CSC will be required to replace a portion of the insurance coverage now provided by CSC's current insurance carrier upon the renewal of the policy as of January 1, 2003.

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


4.  EARNINGS PER SHARE DATA
---------------------------
         Weighted average shares and diluted weighted average shares are as follows (in thousands):
                                           Three Months Ended  Nine Months Ended
                                              September 30,       September 30,
                                           ------------------  ----------------
                                             2002      2001      2002      2001
                                             ----      ----      ----      ----
    Weighted average shares                 49,584    49,386    49,525    49,248
    Dilutive potential common shares           568     1,059       750     1,101
                                            ------    ------    ------    ------
    Diluted weighted average shares         50,152    50,445    50,275    50,349
                                            ======    ======    ======    ======
    Anti-dilutive options not included       2,168       990       964       990
                                            ======    ======    ======    ======

5.  NEW ACCOUNTING PRONOUNCEMENTS
---------------------------------

         In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". Under the provisions of SFAS No. 142, there will be no amortization of goodwill and other intangible assets that have indefinite useful lives. Instead, these assets must be tested for impairment upon the adoption of SFAS No. 142 and annually thereafter. The Company has goodwill totaling approximately $15.6 million which is subject to SFAS No. 142. The Company adopted SFAS No. 142 effective January 1, 2002 and completed its initial impairment test of this goodwill in the first quarter of 2002, which resulted in no impairment. Amortization expense recorded related to this goodwill was approximately $181,000 and $473,000 for the three and nine months ended September 30, 2001, respectively. Had amortization expense not been recorded in 2001, diluted net income per share would have been $.27 and $1.15 for the three and nine month 2001 periods, respectively.

         In August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued, which the Company adopted effective January 1, 2002. SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and long-lived assets to be disposed of. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and establishes criteria beyond that previously specified in SFAS No. 121 to determine when a long-lived asset is to be considered as held for sale. The Company believes that the impairment provisions of SFAS No. 144 are similar to SFAS No. 121, and the adoption had no impact on the Company's financial statements. SFAS No. 144 also requires that the gains and losses from the disposition of certain real estate assets and the related historical operating results be included in a separate line item, Income from Discontinued Operations, in the Consolidated Statements of Income for all periods presented. In the normal course of business, the Company recycles invested capital by disposing of existing assets and redeploying the proceeds in order to enhance total returns to stockholders.

         In the third quarter 2002, the Company determined that Salem Road Station, a 67,000 square foot retail neighborhood center, which is under firm contract to be sold, met the criteria of a qualifying disposition in accordance with SFAS No. 144. The Company anticipates that Salem Road Station will be sold to an unrelated third party in the fourth quarter 2002. The Company reclassified the carrying amount of Salem Road Station to an Operating Property Held for Sale for all periods presented in the accompanying Consolidated Balance Sheets. Additionally, the results of operations for Salem Road Station were reclassified as Income from Discontinued Operations in the accompanying Consolidated Statements of Income for all periods presented. The following table details the adjustments made to the Consolidated Statements of Income ($ in thousands):

                                          Three Months Ended   Nine Months Ended
                                             September 30,       September 30,
                                          ------------------   ----------------
                                            2002      2001      2002     2001
                                            ----      ----      ----     ----
     Rental property revenues                186       177       567      548
     Rental property operating expenses       33        23       113      115
     Depreciation and amortization            23        52       137      143
                                             ---       ---       ---      ---
     Income from discontinued operations     130       102       317      290
                                             ===       ===       ===      ===


         In April 2002, SFAS No. 145, "Rescission of SFAS Nos. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections," was issued. SFAS No. 145, which will be effective for the Company January 1, 2003, among other things, eliminates the requirement that all gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item. However, a gain or loss arising from such an event or transaction would continue to be classified as an extraordinary item if the event or transaction is both unusual in nature and infrequent in occurrence per the criteria in Accounting Principles Board ("APB") No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." As part of the transition guidance, although net income would not be affected, gains and losses from debt extinguishment in prior periods that do not meet the criteria in APB No. 30 cannot be treated as extraordinary items for all periods presented. The Company anticipates that the previously recognized extraordinary item will be reclassified to recurring operations upon adoption of SFAS No. 145.


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

         On March 15, 2002, $65,873,925 of the proceeds from this financing was used to pay off in full the existing collateralized non-recourse mortgage notes ("existing mortgage notes"). The $65,873,925 included $65,525,710 for the payoff of the principal balance as of February 15, 2002 (the last payment date of the existing mortgage notes) and $348,215 for accrued interest from February 15, 2002 through March 14, 2002. The existing non-recourse loan to CSC, which was secured by the Company's interest in CSC under the same payment terms as those of the existing mortgage notes, was also repaid in full.

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


7.  REPORTABLE SEGMENTS
-----------------------

         The Company has three reportable segments: Office Division, Retail Division and Land Division. The Office Division and Retail Division develop, lease and manage office buildings and retail centers, respectively. The Land Division owns various tracts of strategically located land which are being held for investment or future development. The Land Division also develops single-family residential communities which are parceled into lots and sold to various home builders.

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





Three Months Ended                                         Office      Retail      Land      Unallocated
September 30, 2002                                        Division    Division   Division     and Other      Total
------------------                                        --------    --------   --------     ---------      -----

Rental property revenues (100%)                            $34,694     $ 8,945    $    -      $    26       $43,665
Rental property revenues (JV)                               20,012         658         -            -        20,670
Development income, management
   fees and leasing and other fees (100%)                    4,532         408        88            -         5,028
Development income, management
   fees and leasing and other fees (JV)                          -           -         -            -             -
Other income (100%)                                              -           -     2,481        1,070         3,551
Other income (JV)                                                -           -       430            -           430
                                                           --------------------------------------------------------
         Total revenues                                     59,238      10,011     2,999        1,096        73,344
                                                           --------------------------------------------------------
Rental property operating expenses (100%)                   10,732       2,270         -            -        13,002
Rental property operating expenses (JV)                      6,152         165         -            -         6,317
Other expenses (100%)                                        4,738       1,594     3,188       10,793        20,313
Other expenses (JV)                                              -           -        15        3,295         3,310
                                                           --------------------------------------------------------
         Total expenses                                     21,622       4,029     3,203       14,088        42,942
                                                           --------------------------------------------------------
Consolidated funds from operations                          37,616       5,982      (204)     (12,992)       30,402
                                                           --------------------------------------------------------
Depreciation and amortization (100%)                       (12,248)     (2,884)        -           (1)      (15,133)
Depreciation and amortization (JV)                          (4,248)       (235)        -            -        (4,483)
Effect of the recognition of rental
   revenues on a straight-line basis (100%)                    299           -         -            -           299
Effect of the recognition of rental
   revenues on a straight-line basis (JV)                     (110)          -         -            -          (110)
Adjustment to reflect stock appreciation
   right expense on an accrual basis                             -           -         -            7             7
Gain on sale of investment properties, net
   of applicable income tax provision                          471         557         -            -         1,028
                                                           --------------------------------------------------------
Net income                                                  21,780       3,420      (204)     (12,986)       12,010
                                                           --------------------------------------------------------
Provision for income taxes from continuing operations            -           -         -          196           196
                                                           --------------------------------------------------------
Income from operations before taxes                        $21,780     $ 3,420    $ (204)    $(12,790)      $12,206
                                                           ========================================================



Nine Months Ended                                          Office      Retail      Land      Unallocated
September 30, 2002                                        Division    Division   Division     and Other      Total
------------------                                        --------    --------   --------     ---------      -----

Rental property revenues (100%)                           $ 97,920    $ 27,388    $     -     $    79     $  125,387
Rental property revenues (JV)                               58,285       1,919          -           -         60,204
Development income, management
   fees and leasing and other fees (100%)                   12,146       1,200        335           -         13,681
Development income, management
   fees and leasing and other fees (JV)                          -           -          -           -              -
Other income (100%)                                              -           -      7,036       3,319         10,355
Other income (JV)                                                -           -      1,882           -          1,882
                                                          ----------------------------------------------------------
         Total revenues                                    168,351      30,507      9,253       3,398        211,509
                                                          ----------------------------------------------------------
Rental property operating expenses (100%)                   30,586       6,658          -           5         37,249
Rental property operating expenses (JV)                     17,614         486          -           -         18,100
Other expenses (100%)                                       14,176       4,704      7,641      33,965         60,486
Other expenses (JV)                                              -           -         40       9,942          9,982
                                                          ----------------------------------------------------------
         Total expenses                                     62,376      11,848      7,681      43,912        125,817
                                                          ----------------------------------------------------------
Consolidated funds from operations                         105,975      18,659      1,572     (40,514)        85,692
                                                          ----------------------------------------------------------
Depreciation and amortization (100%)                       (30,439)     (9,010)         -          (4)       (39,453)
Depreciation and amortization (JV)                         (12,615)       (712)         -           -        (13,327)
Effect of the recognition of rental
   revenues on a straight-line basis (100%)                  1,391           -          -           -          1,391
Effect of the recognition of rental
   revenues on a straight-line basis (JV)                     (166)          -          -           -           (166)
Adjustment to reflect stock appreciation
   right expense on an accrual basis                             -           -          -         261            261
Gain on sale of investment properties, net
   of applicable income tax provision                        1,418       1,682          -           -          3,100
Extraordinary loss                                               -           -          -      (3,501)        (3,501)
                                                          ----------------------------------------------------------
Net income                                                  65,564      10,619      1,572     (43,758)        33,997
                                                          ----------------------------------------------------------
Provision for income taxes from continuing operations            -           -          -       1,370          1,370
                                                          ----------------------------------------------------------
Income from operations before taxes                       $ 65,564    $ 10,619    $ 1,572     $(42,388)   $   35,367
                                                          ==========================================================
Total assets                                              $854,425    $266,938    $29,104     $83,064     $1,233,531
                                                          ==========================================================
Investment in unconsolidated joint ventures               $155,069    $ 16,443    $12,474     $     -     $  183,986
                                                          ==========================================================



Reconciliation to Consolidated Revenues
---------------------------------------
                                                   Three Months Ended                   Nine Months Ended
                                                      September 30,                       September 30,
                                                  --------------------               ----------------------
                                                   2002           2001                 2002          2001
                                                   ----           ----                 ----          ----
Rental property revenues (100%)                   $43,665       $36,656              $125,387      $106,182
Rental property revenues from
   discontinued operations (100%)                   (186)          (177)                 (567)         (548)
Effect of the recognition of rental
   revenues on a straight-line basis (100%)          299            408                 1,391         1,995
Development income, management fees
   and leasing and other fees (100%)               5,028          5,232                13,681        14,229
Residential lot and outparcel sales                2,481          1,653                 7,036         5,560
Interest and other                                 1,070          1,408                 3,319         4,532
                                                  ---------------------              ----------------------
Total consolidated revenues                       $52,357       $45,180              $150,247      $131,950
                                                  =====================              ======================



Three Months Ended                                        Office      Retail      Land      Unallocated
September 30, 2001                                       Division    Division   Division     and Other      Total
------------------                                       --------    --------   --------     ---------      -----

Rental property revenues (100%)                           $28,334      $8,249    $    -       $   73       $36,656
Rental property revenues (JV)                              17,159        620          -           15        17,794
Development income, management
   fees and leasing and other fees (100%)                   4,956        194         82            -         5,232
Development income, management
   fees and leasing and other fees (JV)                         -          -          -            -             -
Other income (100%)                                             -          -      1,653        1,408         3,061
Other income (JV)                                               -          -        438            -           438
                                                          --------------------------------------------------------
         Total revenues                                    50,449      9,063      2,173        1,496        63,181
                                                          --------------------------------------------------------
Rental property operating expenses (100%)                   9,499      2,146          -          (18)       11,627
Rental property operating expenses (JV)                     4,962        124          -            7         5,093
Other expenses (100%)                                       5,428      1,809      1,979        7,171        16,387
Other expenses (JV)                                             -          -          1        3,463         3,464
                                                          --------------------------------------------------------
         Total expenses                                    19,889      4,079      1,980       10,623        36,571
                                                          --------------------------------------------------------
Consolidated funds from operations                         30,560      4,984        193       (9,127)       26,610
                                                          --------------------------------------------------------
Depreciation and amortization (100%)                       (8,263)     (2,668)        -           (1)      (10,932)
Depreciation and amortization (JV)                         (3,833)      (239)         -            -        (4,072)
Effect of the recognition of rental
   revenues on a straight-line basis (100%)                   408          -          -            -           408
Effect of the recognition of rental
   revenues on a straight-line basis (JV)                     197          -          -            -           197
Adjustment to reflect stock appreciation
   right expense on an accrual basis                            -          -          -          145           145
Gain on sale of investment properties, net
   of applicable income tax provision                         475        556          -            -         1,031
                                                          --------------------------------------------------------
Net income                                                 19,544      2,633        193       (8,983)       13,387
                                                          --------------------------------------------------------
Benefit for income taxes from continuing operations             -          -          -         (311)         (311)
                                                          --------------------------------------------------------
Income from operations before taxes                       $19,544      $2,633    $  193       $(9,294)     $13,076
                                                          ========================================================





Nine Months Ended                                         Office      Retail       Land     Unallocated
September 30, 2001                                       Division    Division    Division    and Other      Total
------------------                                       --------    --------    --------   -----------     -----

Rental property revenues (100%)                          $ 81,129    $ 24,797    $     -     $   256     $  106,182
Rental property revenues (JV)                              52,942       1,822          -          14         54,778
Development income, management
   fees and leasing and other fees (100%)                  13,048         925        256           -         14,229
Development income, management
   fees and leasing and other fees (JV)                     1,050           -          -           -          1,050
Other income (100%)                                             -           -      5,560       4,532         10,092
Other income (JV)                                               -           -      1,330          25          1,355
                                                         ----------------------------------------------------------
         Total revenues                                   148,169      27,544      7,146       4,827        187,686
                                                         ----------------------------------------------------------
Rental property operating expenses (100%)                  26,180       6,648          -          42         32,870
Rental property operating expenses (JV)                    15,563         453          -           7         16,023
Other expenses (100%)                                      15,184       5,905      6,380      21,105         48,574
Other expenses (JV)                                             -           -         25      12,645         12,670
                                                         ----------------------------------------------------------
         Total expenses                                    56,927      13,006      6,405      33,799        110,137
                                                         ----------------------------------------------------------
Consolidated funds from operations                         91,242      14,538        741     (28,972)        77,549
                                                         ----------------------------------------------------------
Depreciation and amortization (100%)                      (24,347)     (7,447)         -          (4)       (31,798)
Depreciation and amortization (JV)                        (11,499)       (665)         -           -        (12,164)
Effect of the recognition of rental
   revenues on a straight-line basis (100%)                 1,995           -          -           -          1,995
Effect of the recognition of rental
   revenues on a straight-line basis (JV)                     623           -          -           -            623
Adjustment to reflect stock appreciation
   right expense on an accrual basis                            -           -          -         654            654
Gain on sale of investment properties, net
   of applicable income tax provision                       1,660      18,784          9           -         20,453
                                                         ----------------------------------------------------------
Net income                                                 59,674      25,210        750     (28,322)        57,312
                                                         ----------------------------------------------------------
Benefit for income taxes from continuing operations             -           -          -      (1,024)        (1,024)
                                                         ----------------------------------------------------------
Income from operations before taxes                      $ 59,674    $ 25,210    $   750     $(29,346)   $   56,288
                                                         ==========================================================
Total assets                                             $839,371    $263,890    $17,892     $71,740     $1,192,893
                                                         ==========================================================
Investment in unconsolidated joint ventures              $161,009    $ 17,032    $ 9,819     $     -     $  187,860
                                                         ==========================================================

PART I.  FINANCIAL INFORMATION
------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for the Three and Nine Months Ended September 30, 2002 and 2001

Critical Accounting Policies:
-----------------------------

         A critical accounting policy is one which is both important to the portrayal of a company's financial condition and results of operations and requires significant judgment or complex estimation processes. As the Company is in the business of developing, owning and managing office and retail real estate properties and developing single-family residential communities which are parceled into lots and sold to various home builders, its critical accounting policies relate to cost capitalization, depreciation and amortization, impairment of long-lived assets and residential lot sales profit recognition.

         The Company expenses predevelopment costs incurred on a potential project until it becomes probable that the project will go forward. After a project becomes probable, all subsequently incurred predevelopment costs, as well as interest, real estate taxes, and certain internal personnel and associated costs directly related to the project under development are capitalized. If the decision is made to not commence development of a project that had been deemed probable, all previously capitalized costs are expensed. From the date a project receives its certificate of occupancy and for one year thereafter, the Company continues capitalizing interest, real estate taxes and certain internal personnel and associated costs directly related to the project under development based on the portion of the project which remains under construction.

         When a project is completed and placed in service, it is depreciated on a straight-line basis over its estimated useful life. Projects which the Company developed are depreciated over 30 to 40 years and projects which the Company acquired are depreciated over 15 to 30 years. Leasehold improvements are amortized over the lesser of the applicable lease term or the estimated useful life of the asset.

         As required by accounting principles generally accepted in the United States, the Company periodically evaluates its real estate assets to determine if there has been any impairment in their carrying values and records impairment losses if the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts or if there are other indicators of impairment. At September 30, 2002, the Company did not own any real estate assets that were impaired.

         In its determination of the gross profit percentages to be applied to its residential lot sales in order to calculate the profits to be recognized on these sales, the Company utilizes several estimates. Gross profit percentages are calculated based on the estimated lot sales prices divided by the estimated costs of the development. The Company must estimate the prices of the lots to be sold, the costs to complete the development of the residential community and the time period over which the lots, once completed, will be ultimately be sold.

Results of Operations:
----------------------

         Rental Property Revenues and Operating Expenses. Rental property revenues increased approximately $6,891,000 and $18,582,000 in the three and nine month 2002 periods, respectively. Rental property revenues from the Company's office portfolio increased approximately $6,251,000 and $16,187,000 in the three and nine month 2002 periods, respectively. 55 Second Street became partially operational for financial reporting purposes in February 2002 which contributed approximately $4,621,000 and $11,522,000 in the three and nine month 2002 periods, respectively, to the increase. Additionally, rental property revenues from 101 Second Street increased approximately $1,411,000 and $2,277,000 in the three and nine month 2002 periods, respectively, primarily due to the recognition of termination fees paid to effect the early termination of several tenants' leases. In August 2002, the Company entered into a termination agreement with Arthur Andersen which terminated its 148,000 square foot lease at 101 Second Street. The result of the termination agreement with Arthur Andersen will not have a material impact on rental property revenues in 2002. However, there will be no economic benefit to the Company or its rental property revenues from the Arthur Andersen lease in 2003 and beyond. In September 2002, the Company leased approximately 88,000 square feet of the former Arthur Andersen space. While the Company is hopeful, there is no guarantee that the remainder of the space will be leased in the near future. In addition, the San Francisco market continues to be a difficult leasing market. Due to these uncertainties the Company cannot currently estimate the result of its efforts to re-lease the 101 Second Street building and the resulting impact on rental property revenues in 2003 and beyond.

         Also contributing to the increase in rental property revenues from the office division was an increase of approximately $1,640,000 in the nine month 2002 period from Cerritos Corporate Center - Phase II, due to the building becoming partially operational for financial reporting purposes in June 2001, and an increase of approximately $418,000 in the nine month 2002 period from the 3301 Windy Ridge Parkway Building, due to the renewal of the single tenant's lease at a higher rental rate beginning May 2001. Furthermore, rental property revenues from 1900 Duke Street, which became partially operational for financial reporting purposes in October 2000, increased approximately $384,000 in the nine month 2002 period, and rental property revenues from Meridian Mark Plaza increased approximately $397,000 in the nine month 2002 period, as its average economic occupancy increased from 94% in 2001 to 98% in 2002. The increase in rental property revenues in the nine month 2002 period was partially offset by a decrease of approximately $1,260,000 from The Points at Waterview, as its average economic occupancy decreased from 86% in 2001 to 49% in 2002.

         Rental property revenues from the Company's retail portfolio increased approximately $696,000 and $2,591,000 in the three and nine month 2002 periods, respectively. Rental property revenues increased approximately $199,000 and $2,104,000 in the three and nine month 2002 periods, respectively, from The Avenue Peachtree City due both to the property becoming partially operational for financial reporting purposes in March 2001 and to the recognition of a termination fee of approximately $719,000 in the nine month 2002 period. Approximately all of the square feet terminated at The Avenue Peachtree City has been re-leased. Rental property revenues increased approximately $245,000 and $1,071,000 in the three and nine month 2002 periods, respectively, from The Avenue of the Peninsula, as its average economic occupancy for the nine month period increased from 72% in 2001 to 79% in 2002. Additionally, rental property revenues from Mira Mesa MarketCenter increased approximately $194,000 and $301,000 in the three and nine month 2002 periods, respectively, primarily due to an expansion of the center in March 2002. Rental property revenues from Presidential MarketCenter increased approximately $163,000 in the nine month 2002 period, as its average economic occupancy increased from 93% in 2001 to 98% in 2002. Rental property revenues decreased approximately $989,000 in the nine month 2002 period from the February 2001 sale of Colonial Plaza MarketCenter, which partially offset the increase in rental property revenues in the nine month 2002 period.

         Rental property operating expenses increased approximately $1,524,000 and $4,383,000 in the three and nine month 2002 periods, respectively, due to the aforementioned office buildings and retail center becoming partially operational for financial reporting purposes. The increase in rental property operating expenses in the nine month 2002 period was partially offset by decreases in rental property operating expenses of approximately $244,000 from the aforementioned sale of Colonial Plaza MarketCenter and approximately $380,000 from the aforementioned decrease in average economic occupancy at The Points at Waterview.

         Development Income. Development income decreased approximately $797,000 and $1,901,000 in the three and nine month 2002 periods, respectively. Development income decreased approximately $244,000 and $765,000 in the three and nine month 2002 periods, respectively, from CPI/FSP I, L.P., as construction of Austin Research Park Buildings III and IV was completed. Development fees also decreased approximately $165,000 and $405,000 in the three and nine month periods, respectively, from Crawford Long - CPI, LLC, as construction of the Emory Crawford Long Medical Office Tower was substantially completed in February 2002. Furthermore, development income from tenant construction fees decreased approximately $433,000 and $403,000 in the three and nine month 2002 periods, respectively, primarily due to a tenant construction fee received from a tenant at Inforum in 2001. Additionally, development income decreased approximately $215,000 in the nine month 2002 period from 285 Venture, LLC, as construction of 1155 Perimeter Center West was completed, and approximately $409,000 in the nine month 2002 period from the third party development of the Turner Tower. The decrease in development income was partially offset by an increase in development income of approximately $234,000 in the nine month 2002 period from third party retail predevelopment advisory services for a center in Albuquerque, New Mexico.

         Management Fees. Management fees increased approximately $204,000 and $1,401,000 in the three and nine month 2002 periods, respectively. Management fees increased approximately $84,000 and $1,211,000 in the three and nine month 2002 periods, respectively, from Cousins Properties Services LP ("CPS"). Effective March 1, 2001, CREC II purchased the remaining 25% interest in CPS at which point the operations of CPS were consolidated, whereas the operations had been previously accounted for using the equity method of accounting and therefore recognized as joint venture income. Approximately $269,000 and $882,000 of the increase in CPS in the three and nine month 2002 periods, respectively, was from the Concourse Corporate Center in Atlanta, Georgia, of which CPS commenced management in October 2001. Management fees also increased approximately $116,000 in the nine month 2002 period from Crawford Long - CPI, LLC, due to the aforementioned Emory Crawford Long Medical Office Tower becoming partially operational for financial reporting purposes in February 2002.

         Leasing and Other Fees. Leasing and other fees increased approximately $389,000 in the three month 2002 period and decreased approximately $48,000 in the nine month 2002 period. Leasing and other fees increased approximately $382,000 and $283,000 in the three and nine month 2002 periods, respectively, from Wildwood Associates, primarily due to the renewal of a significant tenant's lease. Leasing and other fees also increased approximately $185,000 and $454,000 in the three and nine month 2002 periods, respectively, from Ten Peachtree Place Associates due to the lease-up of the Ten Peachtree Place building. Leasing and other fees from CPS increased by approximately $237,000 and $493,000 in the three and nine month 2002 periods, respectively, primarily due to leasing at 6565 MacArthur and the Concourse Corporate Center, of which CPS commenced management in May 2001 and October 2001, respectively. Partially offsetting the increase in leasing and other fees in the three month 2002 period and contributing to the net decrease in the nine month 2002 period were decreases of approximately $587,000 and $1,130,000 in the three and nine month 2002 periods, respectively, from CPI/FSP I, L.P., as leasing fees were recognized for the lease-up of Austin Research Park Buildings III and IV in 2001.

         Residential Lot and Outparcel Sales and Cost of Sales. Residential lot and outparcel sales increased approximately $828,000 and $1,476,000 in the three and nine month 2002 periods, respectively. Residential lots sold increased from 29 lots in the three month 2001 period to 50 lots in the three month 2002 period and increased from 104 lots in the nine month 2001 period to 146 lots in the nine month 2002 period.

         Residential lot and outparcel cost of sales increased approximately $950,000 and $1,010,000 in the three and nine month 2002 periods, respectively, due to the aforementioned increases in the number of lots sold. The increase in cost of sales in the three month 2002 period was greater than the corresponding increase in sales in the three month 2002 period and the increase in cost of sales in the nine month 2002 period was less than the corresponding increase in sales in the nine month 2002 period, both due to fluctuations during 2002 of the gross profit percentages used to calculate the cost of sales of lot sales in certain of the residential developments.

         Interest and Other Income. Interest and other income decreased approximately $338,000 and $1,213,000 in the three and nine month 2002 periods, respectively, primarily due to interest income recognized in the 2001 periods from the $18.6 million note receivable from Charlotte Gateway Village, LLC ("Gateway") that was repaid in full in November 2001.

         Income from Unconsolidated Joint Ventures. (All amounts reflect the Company's share of joint venture income.) Income from unconsolidated joint ventures increased approximately $1,076,000 and $3,562,000 in the three and nine month 2002 periods, respectively.

         Income from Wildwood Associates increased approximately $532,000 in the nine month 2002 period. This increase is primarily due to an increase in income before depreciation, amortization and interest expense of approximately $354,000 in the nine month 2002 period from the 3200 Windy Hill Road Building, as its average economic occupancy increased from 99% in 2001 to 100% in 2002 and its tenant mix changed.

         Income from Temco Associates increased approximately $537,000 in the nine month 2002 period. The increase is mainly due to an increase in lot sales in its Bentwater residential development from 200 lots in the nine month 2001 period to 236 lots in the nine month 2002 period.

         Income from CPI/FSP I, L.P. increased approximately $513,000 and $1,489,000 in the three and nine month 2002 periods, respectively, as Austin Research Park Buildings III and IV became partially operational for financial reporting purposes in June 2001 and September 2001, respectively.

         Income from Gateway increased approximately $203,000 and $611,000 in the three and nine month 2002 periods, respectively. The Company recognizes an 11.46% current preferred return on its equity in Gateway, which increased from $3,200,000 to $10,556,000 in November 2001.

         Income from Crawford Long - CPI, LLC increased approximately $367,000 and $673,000 in the three and nine month 2002 periods, respectively, as the Emory Crawford Long Medical Office Tower became partially operational for financial reporting purposes in February 2002.

         Income from Ten Peachtree Place Associates decreased approximately $273,000 and $834,000 in the three and nine month 2002 periods, respectively, as its average economic occupancy for the nine month period decreased from 100% in 2001 to 16% in 2002.

         Income from CSC Associates, L.P. increased approximately $247,000 and $547,000 in the three and nine month 2002 periods, respectively, due to an increase in rental revenues from a tenant whose increase in rental rate did not require straight-lining under SFAS No. 13.

         General and Administrative Expenses. General and administrative expenses decreased approximately $944,000 in the three month 2002 period and increased approximately $460,000 in the nine month 2002 period. Contributing to the decrease in the three month 2002 period and partially offsetting the increase in the nine month 2002 period was a decrease in general and administrative expenses resulting from the capitalization of additional general and administrative expenses to offset the partial elimination of certain development and leasing fees from joint ventures. Also contributing to the three month 2002 decrease and partially offsetting the nine month 2002 increase was a decrease of approximately $186,000 and $266,000, respectively, in leasing commission expense. The increase in the nine month 2002 period was primarily attributable to the aforementioned consolidation of CPS and partially to an increase in moving expenses.

         Depreciation and Amortization. Depreciation and amortization increased approximately $4,459,000 and $8,182,000 in the three and nine month 2002 periods, respectively, due to the aforementioned office buildings and retail center becoming partially operational for financial reporting purposes. The increases were also due to write-offs of unamortized tenant improvements and leasing commissions related to certain tenants who effected early terminations of their lease obligations.

         Interest Expense. Interest expense increased approximately $2,666,000 and $7,034,000 in the three and nine month 2002 periods, respectively. Interest expense before capitalization increased to approximately $10,876,000 and $32,095,000 in the three and nine month 2002 periods, respectively, from approximately $9,244,000 and $27,695,000 in the three and nine month 2001 periods, respectively, due to higher average debt levels. The Company completed four non-recourse mortgages in 2001: Presidential MarketCenter in May 2001, 600 University Park Place in July 2001 and 333 John Carlyle/1900 Duke Street and 333/555 North Point Center East in November 2001. Also contributing to the increase in interest expense was a decrease of approximately $1,034,000 and $2,634,000 in the three and nine month 2002 periods, respectively, in interest capitalized to projects under development (a reduction of interest expense) to approximately $1,365,000 and $4,495,000 in the three and nine month 2002 periods, respectively, from approximately $2,399,000 and $7,129,000 in the three and nine month 2001 periods, respectively, due to a lower level of projects under development in 2002.

         Other Expenses. Other expenses increased approximately $314,000 and $525,000 in the three and nine month 2002 periods, respectively. The increase in other expenses in the three and nine month 2002 periods was mainly due to an increase of approximately $348,000 and $361,000, respectively, in predevelopment expense.

         Provision(Benefit) for Income Taxes from Continuing Operations. The benefit for income taxes from continuing operations decreased approximately $507,000 and $2,394,000 to a provision for income taxes from continuing operations in the three and nine month 2002 periods, respectively. The decrease in the benefit for income taxes from continuing operations in the three month 2002 period was primarily due to a decrease in the loss before income taxes and gain on sale of investment properties from CREC II and its subsidiaries. This decrease was primarily due to an increase in income from CPS. The decrease in the benefit for income taxes from continuing operations in the nine month 2002 period was primarily due to an increase in income before income taxes and gain on sale of investment properties from CREC and its subsidiaries. This increase was primarily due to increases in income from residential lot sales, net of cost of sales, income from Temco Associates, leasing fees and a decrease in general and administrative expenses. The increase in income before income taxes and gain on sale of investment properties from CREC and its subsidiaries was partially offset by a decrease in development income and an increase in interest expense. The decrease in the benefit for income taxes from continuing operations in the nine month 2002 period was also due to a decrease in the loss before income taxes and gain on sale of investment properties from CREC II and its subsidiaries. The decrease was mainly due to increased income from CPS.

         Gain on Sale of Investment Properties. Gain on sale of investment properties decreased approximately $17,353,000 in the nine month 2002 period. The 2002 gain included the amortization of deferred gain from CP Venture LLC ($3.1 million) (see Note 5 of "Notes to Consolidated Financial Statements" in the Company's Annual Report on Form 10-K for the year ended December 31, 2001). The 2001 gain included the following: the February 2001 sale of Colonial Plaza MarketCenter ($17.1 million), the February 2001 disposition of leasehold interests in Summit Green ($.2 million) and the amortization of deferred gain from CP Venture LLC ($3.1 million) (see Note 5 of "Notes to Consolidated Financial Statements" in the Company's Annual Report on Form 10-K for the year ended December 31, 2001).

         Extraordinary Loss. The Company recognized an extraordinary loss of approximately $3,501,000 in the nine month 2002 period due to the refinancing of the CSC Associates, L.P. non-recourse mortgage note payable (see Note 6 to the Company's consolidated financial statements included in this report).

Liquidity and Capital Resources:
--------------------------------

         Financial Condition. The Company's adjusted debt (including its pro rata share of unconsolidated joint venture debt) was 42% of total market capitalization at September 30, 2002. Adjusted debt is defined as the Company's debt and the Company's pro rata share of unconsolidated joint venture debt as disclosed in Note 4 of "Notes to Consolidated Financial Statements" in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, excluding the Gateway debt as it is fully exculpated debt which is supported by a long-term lease to Bank of America Corporation. The Company had $137 million drawn on its $275 million revolving credit facility as of September 30, 2002.

         The Company has development and acquisition projects in various planning stages. The Company currently intends to finance these projects, as well as the completion of projects currently under construction, using its existing credit facility (increasing the credit facility as required), long-term non-recourse financing on the Company's unleveraged projects, joint ventures, project sales and other financings as market conditions warrant. In September 1996, the Company filed a shelf registration statement with the Securities and Exchange Commission ("SEC") for the offering from time to time of up to $200 million of common stock, warrants to purchase common stock and debt securities, of which approximately $132 million remains available at September 30, 2002.

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

         Cash Flows. Net cash provided by operating activities of continuing operations increased approximately $17.9 million in the nine month 2002 period. Operating distributions from unconsolidated joint ventures increased approximately $8.7 million in 2002, which contributed to the increase in net cash provided by operating activities. The increase in operating distributions from unconsolidated joint ventures was mainly due to increases in operating distributions of approximately $6.5 million from Wildwood Associates and approximately $2.4 million from CPI/FSP I, L.P. Depreciation and amortization increased approximately $8.3 million due to the aforementioned office buildings and retail center becoming partially operational for financial reporting purposes and the write-off of unamortized tenant improvements and leasing commissions related to certain tenants who effected early terminations of their lease obligations. Changes in other operating assets and liabilities increased approximately $5.3 million, which also contributed to the increase in net cash provided by operating activities. Income from unconsolidated joint ventures increased approximately $3.6 million and income from continuing operations before gain on sale of investment properties and extraordinary loss decreased approximately $2.5 million, both of which partially offset the increase in net cash provided by operating activities.

         Net cash used in investing activities decreased approximately $27.8 million in the nine month 2002 period. The decrease in net cash used in investing activities was primarily due to a decrease of approximately $54.8 million in property acquisition and development expenditures, as a result of the Company having a lower level of projects under development in the nine month 2002 period. Investment in unconsolidated joint ventures decreased approximately $20.7 million, which also contributed to the decrease in net cash used in investing activities. This decrease was primarily due to a decrease in contributions of approximately $12.3 million to CPI/FSP I, L.P., as construction of Austin Research Park Buildings III and IV was completed in 2001, a decrease in contributions of approximately $8.3 million to Crawford Long - CPI, LLC in 2002, as construction of the Emory Crawford Long Medical Office Tower was substantially completed in February 2002, and a decrease in contributions of approximately $1.1 million to 285 Venture, LLC, as construction of 1155 Perimeter Center West was completed in 2001. The decrease in investment in unconsolidated joint ventures was partially offset by an increase in contributions of approximately $2.1 million to Ten Peachtree Place Associates in 2002. The decrease in net cash paid in acquisition of business of approximately $2.1 million, which resulted from the acquisition of the remaining 25% interest in CPS in the first quarter of 2001, and a decrease in change in other assets, net, of approximately $6.1 million, both further contributed to the decrease in net cash used in investing activities. Net cash provided by sales activities decreased approximately $53.0 million due primarily to the sale of Colonial Plaza MarketCenter in February 2001, which partially offset the decrease in net cash used in investing activities. Investment in, net of collection of, notes receivable decreased approximately $2.9 million, which also partially offset the decrease in net cash used in investing activities.

         Net cash provided by financing activities decreased approximately $44.5 million in the nine month 2002 period to net cash used in financing activities. The decrease in net cash provided by financing activities was primarily attributable to a decrease in net amounts drawn on the credit facility of approximately $50.5 million. Also contributing to the decrease in net cash provided by financing activities was an increase of approximately $67.7 million in repayment of other notes payable and an increase in extraordinary loss of approximately $3.5 million, both due to the refinancing of Bank of America Plaza (see Note 6 to the Company's consolidated financial statements included in this report). Also contributing to the decrease in net cash provided by financing activities to net cash used in financing activities was an increase of $22.3 million of common stock repurchases. An increase in the dividends paid per share to $1.11 in 2002 from $1.02 in 2001 also contributed to the decrease in net cash provided by financing activities as dividends paid increased approximately $5.0 million. The increase in proceeds from other notes payable of approximately $105.0 million due to the aforementioned refinancing of Bank of America Plaza (see Note 6 to the Company's consolidated financial statements included in this report) partially offset the decrease in net cash provided by financing activities.


Item 3.  Quantitative and Qualitative Disclosure About Market Risk:
-------------------------------------------------------------------

         There has been no material change in the Company's market risk related to its notes payable and notes receivable from that disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.



Item 4.  Controls and Procedures:
---------------------------------

         Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision of the Company's Chief Executive Officer and Chief Financial Officer and with the participation of the Company's management, including the of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic Securities and Exchange Commission filings. No significant changes were made in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Supplemental Information:
-------------------------
Square Feet Expiring:
---------------------

         As of October 28, 2002, the Company's office portfolio included thirty-six commercial office buildings, excluding all buildings currently under construction and/or in lease-up and One Ninety One Peachtree Tower, as it is less than 10% owned by the Company. The weighted average remaining lease term of these office buildings was approximately 9 years as of October 28, 2002. Most of the Company's leases in these buildings provide for pass through of operating expenses and base rents which escalate over time. The leases expire as follows:

                                                                                                             2011
                                                                                                               &
                 2002     2003      2004      2005      2006        2007      2008       2009      2010    Thereafter      Total
                 ----     ----      ----      ----      ----        ----      ----       ----      ----    ----------      -----
OFFICE
------
Consolidated:
-------------
Square Feet
 Expiring (a)   44,072   137,577   157,592    357,128   351,771     156,725   341,993    554,319   276,062  1,484,315   3,861,554(b)
% of Leased
 Space              1%        4%        4%         9%         9%         4%        9%        14%        7%        39%        100%
Annual Base
 Rent (c)      750,327 2,897,691 3,044,949  6,773,977  5,583,642  3,369,649 7,206,046  9,619,917 7,037,926 42,307,692  88,591,816
Annual Base
 Rent/Sq.
 Ft. (c)         17.03     21.06     19.32      18.97      15.87      21.50     21.07      17.35     25.49      28.50       22.94

Joint Venture:
--------------
Square Feet
 Expiring (a)  167,212   283,206   385,538    463,595    603,587    698,753   168,103    451,698   162,569  3,727,882   7,112,143(d)
% of Leased
 Space              2%        4%        5%         8%         9%        10%        2%         6%        2%        52%        100%
Annual Base
 Rent (c)    2,879,440 4,802,931 6,967,246  8,367,932 10,921,523 17,024,532 2,995,182 10,161,312 3,879,362 82,815,194 150,814,654
Annual Base
 Rent/Sq.
 Ft. (c)         17.22     16.96     18.07      18.05      18.09      24.36     17.82      22.50     23.86      22.22       21.21

Total (including only Company's % share of Joint Venture Properties):
---------------------------------------------------------------------
Square Feet
 Expiring (a)  129,258   277,010   407,020    554,521    631,089    483,472   414,007    750,780   330,258  3,351,796   7,329,211
% of Leased
 Space              2%        4%        5%         7%         9%         7%        6%        10%        4%        46%        100%
Annual Base
 Rent (c)    2,219,985 5,263,283 7,472,458 10,385,106 10,641,253 11,497,553 8,500,082 14,186,435 8,434,304 83,717,604 162,318,063
Annual Base
 Rent/Sq.
 Ft. (c)         17.17     19.00     18.36      18.73      16.86      23.78     20.53      18.90     25.54      24.98       22.15

(a) Where a tenant has the option to cancel its lease without penalty, the lease expiration date used in the table above reflects the cancellation option date rather than the lease expiration date.
(b) Rentable square feet leased as of October 28, 2002 out of approximately
    4,097,000 total rentable square feet. (c) Annual base rent excludes the operating expense reimbursement portion of the rent payable. If the lease does not provide for pass through of such operating expense reimbursements, an estimate of operating expenses is deducted from the rental rate shown. The base rental rate shown is the estimated rate in the year of expiration. Amounts disclosed are in dollars.
(d) Rentable square feet leased as of October 28, 2002 out of approximately
    7,473,000 total rentable square feet.




         As of October 28, 2002, the Company's medical office portfolio included five medical office properties, excluding the property currently under construction and in lease-up. The weighted average remaining lease term of these medical office buildings was approximately 8 years as of October 28, 2002. Most of the Company's leases in the buildings provide for pass through of operating expenses and base rents which escalate over time. The leases expire as follows:
                                                                                                       2011
                                                                                                         &
                      2002    2003    2004     2005     2006     2007     2008      2009      2010   Thereafter    Total
                      ----    ----    ----     ----     ----     ----     ----      ----      ----   ----------    -----
MEDICAL OFFICE
--------------
Consolidated:
-------------
Square Feet Expiring     0   35,388   42,448   23,723    9,210   32,538   35,571    126,756   10,535    144,744     460,913(a)
% of Leased Space       0%       8%       9%       5%       2%       7%       8%        28%       2%        31%        100%
Annual Base Rent (b)     0  676,258  795,146  409,956  155,269  650,954  812,145  2,576,478  202,799  3,614,807   9,893,812
Annual Base
 Rent/Sq. Ft. (b)        0    19.11    18.73    17.28    16.86    20.01    22.83      20.33    19.25      24.97       21.47

Joint Venture:
Square Feet Expiring     0        0        0    3,445        0   24,756        0          0        0     40,503      68,704(c)
% of Leased Space       0%       0%       0%       5%       0%      36%       0%         0%       0%        59%        100%
Annual Base Rent (b)     0        0        0   56,498        0  422,558        0          0        0    772,392   1,251,448
Annual Base
 Rent/Sq. Ft. (b)        0        0        0    16.40        0    17.07        0          0        0      19.07       18.22

Total (including only Company's % share of Joint Venture Properties):
---------------------------------------------------------------------
Square Feet Expiring     0   35,388   42,448   24,119    9,210   35,385   35,571    126,756   10,535    149,402     468,814
% of Leased Space       0%       8%       9%       5%       2%       7%       8%        27%       2%        32%        100%
Annual Base Rent (b)     0  676,258  795,146  416,453  155,269  699,549  812,145  2,576,478  202,799  3,703,632  10,037,729
Annual Base
 Rent/Sq. Ft. (b)        0    19.11    18.73    17.27    16.86    19.77    22.83      20.33    19.25      24.79       21.41

(a) Rentable square feet leased as of October 28, 2002 out of approximately
    512,000 total rentable square feet.
(b) Annual base rent excludes the operating expense reimbursement portion of the rent payable. If the lease does not provide for pass through of such operating expense reimbursements, an estimate of operating expenses is deducted from the rental rate shown. The base rental rate shown is the estimated rate in the year of expiration.
    Amounts disclosed are in dollars.
(c) Rentable square feet leased as of October 28, 2002 out of approximately
    69,000 total rentable square feet.

         As of October 28, 2002, the Company's retail portfolio included twelve retail properties, excluding the property currently under construction and in lease-up. The weighted average remaining lease term of these retail properties was approximately 11 years as of October 28, 2002. Most of the major tenant leases in these retail properties provide for pass through of operating expenses and base rents which escalate over time. The leases expire as follows:
                                                                                                          2011
                                                                                                            &
                       2002   2003      2004     2005      2006       2007    2008    2009     2010    Thereafter    Total
                       ----   ----      ----     ----      ----       ----    ----    ----     ----    ----------    -----
RETAIL
------
Consolidated:
-------------
Square Feet Expiring   7,378  11,884    76,953   130,950    90,280    45,522  36,187  21,530   143,557    587,890  1,152,131(a)
% of Leased Space         1%      1%        7%       11%        8%        4%      3%      2%       12%        51%       100%
Annual Base Rent (b)  30,600 263,735 1,412,303 3,111,965 2,087,754   965,542 327,838 733,820 2,988,238 10,300,811 22,222,606
Annual Base
 Rent/Sq. Ft. (b)       4.15   22.19     18.35     23.76     23.13     21.21    9.06   34.08     20.82      17.52      19.29


Joint Venture:
--------------
Square Feet Expiring       0  20,011    34,343    86,802   178,400    85,968  40,358  65,446   140,895  1,200,037  1,852,260(c)
% of Leased Space         0%      1%        2%        5%        9%        5%      2%      3%        8%        65%       100%
Annual Base Rent (b)       0 313,945   717,124 1,558,926 2,639,475 1,887,378 751,247 800,764 2,104,236 16,772,187 27,545,282
Annual Base
 Rent/Sq. Ft. (b)       0.00   15.69     20.88     17.96     14.80     21.95   18.61   12.24     14.93      13.98      14.87


Total (including only Company's % share of Joint Venture Properties):
---------------------------------------------------------------------
Square Feet Expiring   7,378  14,185    83,525   171,507   139,194    82,682  68,270  34,543   194,555  1,084,403  1,880,242
% of Leased Space         0%      1%        5%        9%        7%        4%      4%      2%       10%        58%       100%
Annual Base Rent (b)  30,600 299,838 1,555,547 3,990,369 3,165,275 1,845,130 934,553 963,467 4,081,380 17,767,268 34,633,427
Annual Base
 Rent/Sq. Ft. (b)       4.15   21.14     18.62     23.27     22.74     22.32   13.69   27.89     20.98      16.38      18.42

(a) Gross leasable area leased as of October 28, 2002 out of approximately
    1,217,000 total gross leasable area. (b) Annual base rent excludes the operating expense reimbursement portion of the rent payable and any percentage rents due.
    If the lease does not provide for pass through of such operating expense reimbursements, an estimate of operating expenses is deducted from the rental rate shown. The base rental rate shown is the estimated rate in the year of expiration. Amounts disclosed are in dollars.
(c) Gross leasable area leased as of October 28, 2002 out of approximately
    1,883,000 total gross leasable area.




         Depreciation and amortization expense included the following components for the three and nine months ended September 30, 2002 ($ in thousands):

                                              Three Months Ended                          Nine Months Ended
                                              September 30, 2002                         September 30, 2002
                                      -----------------------------------        ------------------------------------
                                                   Share of                                   Share of
                                                Unconsolidated                             Unconsolidated
                                      Company   Joint Ventures     Total         Company   Joint Ventures      Total
                                      -------   --------------     -----         -------   --------------      -----

Furniture, fixtures and equipment     $   539       $    2        $   541        $ 1,587       $     7        $ 1,594
Specifically identifiable
   intangible assets                        7            -              7             20             -             20
Real estate related:
   Building (including tenant
   first generation)                   14,635        4,155         18,790         38,012        12,442         50,454
  Tenant second generation                604          215            819          1,715           591          2,306
                                      -------       ------        -------        -------       -------        -------
                                      $15,785       $4,372        $20,157        $41,334       $13,040        $54,374
                                      -------       ------        -------        -------       -------        -------

         Exclusive of new developments and purchases of furniture, fixtures and equipment, the Company had the following capital expenditures during the three and nine months ended September 30, 2002, including its share of unconsolidated joint ventures ($ in thousands):

                                                  Three Months Ended                   Nine Months Ended
                                                  September 30, 2002                  September 30, 2002
                                            ----------------------------         ----------------------------
                                             Office     Retail     Total         Office     Retail      Total
                                             ------     ------     -----         ------     ------      -----

         Second generation related costs    $3,384       $133     $3,517         $4,427      $181      $4,608
         Building improvements                  47         66        113            436       149         585
                                            ------       ----     ------         ------      ----      ------

                                            $3,431       $199     $3,630         $4,863      $330      $5,193
                                            ======       ====     ======         ======      ====      ======


         Additional supplemental financial and property information, including Funds From Operations Summary and Supplemental Detail, a Portfolio Listing, a Development Pipeline schedule and various other schedules are available on the Company's web site, www.cousinsproperties.com, or via fax by calling the Company's Investor Relations Department, (770) 857-2449.

PART II.  OTHER INFORMATION
---------------------------



Item 6.           Exhibits and Reports on Form 8-K
                  --------------------------------
                  (a)      Exhibits
                           --------
                           Exhibit 3.1 Restated and Amended Articles of Incorporation of the
                                              Registrant, as amended August 9,
                                              1999 (incorporated by reference
                                              from the Company's quarterly
                                              report on Form 10-Q for the
                                              quarter ended June 30, 2002).

                           Exhibit 3.2 Bylaws of the Registrant, as amended April 29, 1993
                                              (incorporated by reference from
                                              the Company's quarterly report on
                                              Form 10-Q for the quarter ended
                                              June 30, 2002).

                           Exhibit 11         Computation of Per Share
                                              Earnings.*

                           Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the
                                              Sarbanes-Oxley Act   of 2002.

                           Exhibit 99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  (b) There were no reports on Form 8-K filed by the Registrant during the quarter ended September 30, 2002.



























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








November 1, 2002

                              FORM OF CERTIFICATION
                              ---------------------

I, Thomas D. Bell, Jr., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Cousins Properties Incorporated;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 1, 2002


/s/ Thomas D. Bell, Jr.
-------------------------------------
Thomas D. Bell, Jr.
Vice Chairman of the Board, President
and Chief Executive Officer

                              FORM OF CERTIFICATION
                              ---------------------

I, Kelly H. Barrett, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Cousins Properties Incorporated;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 1, 2002


/s/ Kelly H. Barrett
-------------------------------------------------
Kelly H. Barrett
Senior Vice President and Chief Financial Officer

                                                                Exhibit 99.1
                                                                ------------





                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                    AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002


         Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and in connection with the Quarterly Report on Form 10-Q of Cousins Properties Incorporated (the "Corporation") for the quarterly period ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, the Vice Chairman of the Board, President and Chief Executive Officer of the Corporation, certifies that:

         (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.



/s/ Thomas D. Bell, Jr.
-------------------------------------
Thomas D. Bell, Jr.
Vice Chairman of the Board, President
and Chief Executive Officer
November 1, 2002

                                                                   Exhibit 99.2
                                                                   ------------





                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                    AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002


         Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and in connection with the Quarterly Report on Form 10-Q of Cousins Properties Incorporated (the "Corporation") for the quarterly period ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, the Senior Vice President and Chief Financial Officer of the Corporation, certifies that:

         (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.



/s/ Kelly H. Barrett
-------------------------------------------------
Kelly H. Barrett
Senior Vice President and Chief Financial Officer
November 1, 2002