Form 10-K
period 2002-12-31
COUSINS PROPERTIES INC
filed 2003-03-25
CIK 25232

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 2002        Commission file number 0-3576


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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       --

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2) Yes   X  No
                                         --

     As of June 28, 2002, the aggregate market value of the common stock of Cousins Properites Incorporated held by non-affiliates was $929,547,967. As of March 18, 2003, 48,264,013 shares of common stock were outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents have been incorporated by reference into the designated Part of this Form 10-K: Registrant's Proxy Statement Part III,

     Items 10, 11, 12 and 13
        dated March 25, 2003
     Registrant's Annual Report to                Part II, Items 5, 6, 7 and 8
        Stockholders for the year
        ended December 31, 2002

                                     PART I

Item 1.     Business
--------------------
         Corporate Profile

         Cousins Properties Incorporated (the "Registrant" or "Cousins") is a Georgia corporation, which since 1987 has elected to be taxed as a real estate investment trust ("REIT"). Cousins Real Estate Corporation and its subsidiaries ("CREC") is a taxable entity consolidated with the Registrant, which owns, develops, and manages its own real estate portfolio and performs certain real estate related services for other parties. CREC II Inc. ("CREC II"), another taxable entity consolidated with the Registrant, owns a 100% interest in Cousins Properties Services LP, a full-service real estate company headquartered in Dallas, Texas that specializes in third party property management, development and leasing of office buildings. The Registrant, together with CREC and CREC II, is hereafter referred to as the "Company."
         Cousins is an Atlanta-based, fully integrated, self administered equity REIT. The Company has extensive experience in the real estate industry, including the acquisition, financing, development, management and leasing of properties. Cousins has been a public company since 1962, and its common stock trades on the New York Stock Exchange under the symbol "CUZ." The Company owns a portfolio of well-located, high-quality office, medical office, retail and land development projects and holds several tracts of strategically located undeveloped land. The strategies employed to achieve the Company's investment goals include the development of properties which are precommitted to quality tenants; the maintenance of high levels of occupancy within owned properties; the selective sale of assets; the creation of joint venture arrangements and the acquisition of quality income-producing properties at attractive prices. The Company also seeks to be opportunistic and take advantage of normal real estate business cycles.
         Unless otherwise indicated, the notes referenced in the discussion below are the "Notes to Consolidated Financial Statements" included in the financial section of the Registrant's 2002 Annual Report to Stockholders, which are incorporated herein by reference.


         Brief Description of Company Investments

         Office. As of December 31, 2002, the Company's office portfolio included the following thirty-eight commercial office buildings:
                                                                                     Company's       Percent
                                                                                     Economic        Leased
                                            Metropolitan            Rentable         Ownership       (Fully
           Property Description                 Area               Square Feet       Interest       Executed)
           --------------------           -----------------        -----------       ---------      ---------

         Inforum                          Atlanta, GA                 990,000            100%           96%
         101 Independence Center          Charlotte, NC               526,000            100%           98%
         Congress at Fourth               Austin, TX                  525,000            100%           33% (a)
         101 Second Street                San Francisco, CA           387,000            100% (b)       83%
         55 Second Street                 San Francisco, CA           379,000            100% (b)       92% (c)
         AT&T Wireless Services
           Headquarters                   Los Angeles, CA             222,000            100%          100%
         The Points at Waterview          Dallas, TX                  201,000            100%           82%
         Lakeshore Park Plaza             Birmingham, AL              190,000            100% (b)       82%
         3100 Windy Hill Road             Atlanta, GA                 188,000            100%          100%
         333 John Carlyle                 Washington, D.C.            153,000            100%           96%
         555 North Point Center East      Atlanta, GA                 152,000            100%           91%
         615 Peachtree Street             Atlanta, GA                 148,000            100%           91%
         333 North Point Center East      Atlanta, GA                 129,000            100%           93%
         600 University Park Place        Birmingham, AL              123,000            100% (b)       95%
         3301 Windy Ridge Parkway         Atlanta, GA                 107,000            100%          100%
         Cerritos Corporate Center -
             Phase II                     Los Angeles, CA             105,000            100%          100%
         1900 Duke Street                 Washington, D.C.             97,000            100%          100%
         One Georgia Center               Atlanta, GA                 363,000          88.50%           78%
         Bank of America Plaza            Atlanta, GA               1,261,000             50%          100%
         Gateway Village                  Charlotte, NC             1,065,000             50%          100%
         3200 Windy Hill Road             Atlanta, GA                 687,000             50%           95%
         2300 Windy Ridge Parkway         Atlanta, GA                 635,000             50%           88%
         The Pinnacle                     Atlanta, GA                 424,000             50%           98%
         1155 Perimeter Center West       Atlanta, GA                 362,000             50%           99%
         2500 Windy Ridge Parkway         Atlanta, GA                 315,000             50%           89%
         Two Live Oak Center              Atlanta, GA                 279,000             50%           80%
         4200 Wildwood Parkway            Atlanta, GA                 260,000             50%          100%
         Ten Peachtree Place              Atlanta, GA                 260,000             50%          100%
         John Marshall - II               Washington, D.C.            224,000             50%          100%
         Austin Research Park -
           Building IV                    Austin, TX                  184,000             50%          100%
         Austin Research Park -
           Building III                   Austin, TX                  174,000             50%          100%
         4300 Wildwood Parkway            Atlanta, GA                 150,000             50%          100%
         4100 Wildwood Parkway            Atlanta, GA                 100,000             50%          100%
         First Union Tower                Greensboro, NC              323,000          11.50%           66%
         Grandview II                     Birmingham, AL              149,000          11.50%          100%
         200 North Point Center East      Atlanta, GA                 130,000          11.50%           47%
         100 North Point Center East      Atlanta, GA                 128,000          11.50%           70%
         One Ninety One Peachtree Tower   Atlanta, GA               1,215,000           9.80%           97%
                                                                   ----------
                                                                   13,310,000
                                                                   ==========

         (a) Under construction and in lease-up.
         (b) These projects are owned through joint ventures with third parties, and a portion of the upside is shared with the other venturer. See "Item 2, Major Properties" - "101 Second Street,"
             "55 Second Street" and "Cousins/Daniel LLC."
         (c) Effective January 31, 2003, a tenant occupying 158,000 rentable square feet terminated their lease. See "Item 1, Subsequent Event" for more information.

         The weighted average leased percentage of these office buildings (excluding the property currently under construction and in lease-up and One Ninety One Peachtree Tower, in which the Company owns less than 10%) was approximately 94% as of December 31, 2002, and the leases expire as follows:

                                                                                                              2012
                                                                                                               &
                 2003     2004      2005       2006       2007      2008       2009      2010      2011    Thereafter   Total
                 ----     ----      ----       ----       ----      ----       ----      ----      ----    ----------   -----
OFFICE
------
Consolidated:
-------------
Square Feet
  Expiring (a)  123,660   157,592   330,557    356,900    161,531   388,970    554,319   266,561   225,779  1,272,408   3,838,277(b)
% of Leased
  Space              3%        4%        9%         9%         4%       10%        15%        7%        6%        33%        100%
Annual Base
  Rent (c)    2,023,808 2,756,542 5,672,451  5,530,032  2,596,271 8,310,884  9,684,456 7,496,350 5,566,717 39,303,896  88,941,407
Annual Base
  Rent/Sq.
  Ft. (c)         16.37     17.49     17.16      15.49      16.07     21.37      17.47     28.12     24.66      30.89       23.17

Joint Venture:
--------------
Square Feet
  Expiring (a)  288,041   394,004   424,473    607,136    698,753   168,103    428,434   225,191   244,171  3,483,400   6,961,706(d)
% of Leased
  Space              4%        6%        6%         9%        10%        2%         6%        3%        4%        50%        100%
Annual Base
  Rent (c)    4,731,379 5,427,619 7,191,479 10,913,350 16,878,496 2,983,343  9,662,815 5,073,409 4,868,076 74,259,074 141,989,040
Annual Base
  Rent/Sq.
  Ft. (c)         16.43     13.78     16.94      17.98      24.16     17.75      22.55     22.53     19.94      21.32       20.40


Total (including only Company's %  share of Joint Venture Properties):
---------------------------------  -----------------------------------
Square Feet
  Expiring (a)  266,833   411,253   508,389    637,992    488,278   460,984    763,258   327,958   351,319  3,014,193   7,230,457
% of Leased
  Space              4%        6%        7%         9%         7%        6%        10%        4%        5%        42%        100%
Annual Base
  Rent (c)    4,325,978 5,790,583 8,667,331 10,567,630 10,605,612 9,599,312 14,423,492 9,030,044 8,003,070 76,433,433 157,446,485
Annual Base
  Rent/Sq.
  Ft. (c)         16.21     14.08     17.05      16.56      21.72     20.82      18.90     27.53     22.78      25.36       21.78

(a) Where a tenant has the option to cancel its lease without penalty, the lease expiration date used in the table above reflects the cancellation option date rather than the lease expiration date.
(b) Rentable square feet leased as of December 31, 2002 out of approximately 4,097,000 total rentable square feet.
(c) Annual base rent excludes the operating expense reimbursement portion of the rent payable. If the lease does not provide for pass through of such operating expense reimbursements, an estimate of operating expenses is deducted from the rental rate shown. The base rental rate shown is the estimated rate in the year of expiration. Amounts disclosed are in dollars.
(d) Rentable square feet leased as of December 31, 2002 out of approximately 7,473,000 total rentable square feet.

         The weighted average remaining lease term of these thirty-six office buildings was approximately eight years as of December 31, 2002. Most of the Company's leases in these buildings provide for pass through of operating expenses and base rents which escalate over time.

         Medical Office. As of December 31, 2002, the Company's medical office
         --------------
portfolio included the following six medical office properties:

                                                                                     Company's       Percent
                                                                                     Economic        Leased
                                           Metropolitan               Rentable       Ownership       (Fully
            Property Description               Area                  Square Feet     Interest       Executed)
         --------------------------       -------------              -----------     --------       ---------

         Northside/Alpharetta II          Atlanta, GA                 198,000            100%           79%
         Meridian Mark Plaza              Atlanta, GA                 161,000            100%          100%
         Northside/Alpharetta I           Atlanta, GA                 103,000            100%           93%
         AtheroGenics                     Atlanta, GA                  50,000            100%          100%
         Emory Crawford Long Medical
           Office Tower                   Atlanta, GA                 358,000             50%           85%
         Presbyterian Medical Plaza
           at University                  Charlotte, NC                69,000          11.50%          100%
                                                                      -------
                                                                      939,000
                                                                      =======



         The weighted average leased percentage of these medical office buildings was 89% as of December 31, 2002, and the leases expire as follows:

                                                                                                      2012
                                                                                                        &
                  2003     2004     2005     2006     2007       2008      2009     2010     2011   Thereafter    Total
                  ----     ----     ----     ----     ----       ----      ----     ----     ----   ----------    -----
MEDICAL OFFICE
--------------
Consolidated:
-------------
Square Feet
  Expiring        8,717   42,669   23,836    9,210     32,538   38,255    130,276   10,535   27,119    139,074    462,229(a)
% of Leased
  Space              2%       9%       5%       2%         7%       8%        28%       3%       6%        30%        100%
Annual Base
  Rent (b)      165,398  793,546  407,310  166,631    686,517  853,330  2,637,282  202,799  736,974  3,276,120   9,925,907
Annual Base
  Rent/Sq.
  Ft. (b)         18.97    18.60    17.09    18.09      21.10    22.31      20.24    19.25    27.18      23.56       21.47


Joint Venture:
--------------
Square Feet
  Expiring        3,818        0    3,445        0     70,687    1,017     27,269    3,665    2,354    260,807     373,062(c)
% of Leased
  Space              1%       0%       1%       0%        19%       0%         7%       1%       1%        70%        100%
Annual Base
  Rent (b)       89,685        0   56,498        0  1,294,383   20,208    609,115   79,493   51,764  6,147,193   8,348,339
Annual Base
  Rent/Sq.
  Ft. (b)         23.49        0    16.40        0      18.31    19.87      22.34    21.69    21.99      23.57       22.38


Total (including only Company's % share of Joint Venture Properties):
--------------------------------------------------------------------
Square Feet
  Expiring       10,626   42,669   24,232    9,210     58,350   38,764    143,911   12,368   28,296    253,884     622,310
% of Leased
  Space              2%       7%       4%       1%         9%       6%        23%       2%       5%        41%        100%
Annual Base
  Rent (b)     210,240   793,546  413,807  166,631  1,174,251  863,434  2,941,840  242,545  762,856  6,052,345  13,621,495
Annual Base
  Rent/Sq.
  Ft. (b)        19.79     18.60    17.08    18.09      20.12    22.27      20.44    19.61    26.96      23.84       21.89

(a) Rentable square feet leased as of December 31, 2002 out of approximately
    512,000 total rentable square feet.
(b) Annual base rent excludes the operating expense reimbursement portion of the rent payable. If the lease does not provide for pass through of such operating expense reimbursements, an estimate of operating expenses is deducted from the rental rate shown. The base rental rate shown is the estimated rate in the year of expiration. Amounts disclosed are in dollars.
(c) Rentable square feet leased as of December 31, 2002 out of approximately
    427,000 total rentable square feet.

     The weighted average remaining lease term of these six medical office buildings was approximately nine years as of December 31, 2002. The Company's leases in these medical office buildings provide for pass through of operating expenses and base rents which escalate over time. Retail. As of December 31, 2002, the Company's retail portfolio included the following thirteen properties:

                                                                                         Company's
                                                                                         Percent
                                                                                         Economic
                                                                                         Leased
                                              Metropolitan              Rentable         Ownership     (Fully
              Property Description                Area                 Square Feet       Interest     Executed)
         ---------------------------      -------------------------    -----------       --------     ---------

         The Avenue of the Peninsula      Rolling Hills Estates, CA      375,000            100%          91%
         Presidential MarketCenter        Atlanta, GA                    374,000            100%         100%
         The Avenue East Cobb             Atlanta, GA                    225,000            100%         100%
         The Avenue West Cobb             Atlanta, GA                    206,000            100%          28% (a)
         Perimeter Expo                   Atlanta, GA                    176,000            100%          92%
         The Shops of Lake Tuscaloosa     Tuscaloosa, AL                  70,000            100%          63% (a)
         Mira Mesa MarketCenter           San Diego, CA                  480,000          88.50%         100%
         The Avenue Peachtree City        Atlanta, GA                    169,000          88.50% (b)      98%
         The Shops at World Golf Village  St. Augustine, FL               80,000             50%          74%
         Greenbrier MarketCenter          Chesapeake, VA                 493,000          11.50%         100%
         North Point MarketCenter         Atlanta, GA                    401,000          11.50%         100%
         Los Altos MarketCenter           Long Beach, CA                 157,000          11.50%         100%
         Mansell Crossing Phase II        Atlanta, GA                    103,000          11.50%         100%
                                                                       ---------
                                                                       3,309,000
                                                                       ---------

         (a)  Under construction and in lease-up.
         (b) This property is subject to a contractual participation in which a portion of the upside is shared with a third party.


         The weighted average leased percentage of these retail properties
(excluding the properties currently under construction and in lease-up) was approximately 96% as of December 31, 2002, and the leases expire as follows:

                                                                                                           2012
                                                                                                             &
                    2003     2004     2005      2006      2007      2008      2009    2010      2011    Thereafter    Total
                    ----     ----     ----      ----      ----      ----      ----    ----      ----    ----------    -----
RETAIL
------
Consolidated:
-------------
Square Feet
  Expiring         21,417    75,653   121,850    88,980    42,922    36,187  21,530   143,557   108,951    439,654  1,100,701(a)
% of Leased Space       2%       7%       11%        8%        4%        3%      2%       13%       10%        40%       100%
Annual Base
  Rent (b)        414,335 1,393,451 2,946,291 2,066,634   929,298   327,838 733,820 2,988,238 2,215,151  7,781,304 21,796,360
Annual Base
  Rent/Sq.
  Ft. (b)           19.35     18.42     24.18     23.23     21.65      9.06   34.08     20.82     20.33      17.70      19.80


Joint Venture:
--------------
Square Feet
  Expiring         13,111    34,343    88,402   178,400    85,968    46,361  38,602   140,895   173,056  1,059,128  1,858,266(c)
% of Leased Space      1%        2%        5%       10%        5%        2%      2%        7%        9%       57%        100%
Annual Base
  Rent (b)        213,996   717,124 1,584,126 2,639,475 1,887,378   883,778 528,429 2,104,236 2,546,229 14,619,722 27,724,493
Annual Base
  Rent/Sq.
  Ft. (b)           16.32     20.88     17.92     14.80     21.95     19.06   13.69     14.93     14.71      13.80      14.92


Total (including only Company's % share of Joint Venture Properties):
---------------------------------------------------------------------
Square Feet
  Expiring         22,925   82,225    162,591   137,894    80,082    73,583  31,455   194,555   160,817    888,001  1,834,128
% of Leased Space      1%       4%         9%        8%        4%        4%      2%       11%        9%        48%       100%
Annual Base
  Rent (b)        438,944 1,536,695 3,827,593 3,144,155 1,808,886 1,051,843 932,149 4,081,380 3,042,547 14,465,649 34,329,841
Annual Base
  Rent/Sq.
  Ft.(b)            19.15     18.69     23.54     22.80     22.59     14.29   29.63     20.98     18.92      16.29      18.72

(a) Gross leasable area leased as of December 31, 2002 out of approximately
    1,150,000 total gross leasable area.
(b) Annual base rent excludes the operating expense reimbursement portion of the rent payable and any percentage rents due. If the lease does not provide for pass through of such operating expense reimbursements, an estimate of operating expenses is deducted from the rental rate shown. The base rental rate shown is the estimated rate in the year of expiration. Amounts disclosed are in dollars.
(c) Gross leasable area leased as of December 31, 2002 out of approximately
    1,883,000 total gross leasable area.

         The weighted average remaining lease term of these 11 retail properties was approximately ten years as of December 31, 2002. Most of the major tenant leases in these retail properties provide for pass through of operating expenses and base rents which escalate over time.

         Other. The Company's other real estate holdings include equity
         -----
interests in approximately 360 acres of strategically located land held for investment or future development at North Point and Wildwood Office Park, the option to acquire the fee simple interest in approximately 7,500 acres of land through its Temco Associates joint venture, and a mortgage note of approximately $26 million which is secured by a 250,000 rentable square foot office building in Washington, D.C. The terms of this note have some of the characteristics of an equity investment and management believes it should provide a comparable return on investment (see Note 3).

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

     A more detailed description of the Company's real estate properties is included in Item 2 of this Report.

     Significant  Changes in 2002

     Significant changes in the Company's business and properties during the year ended December 31, 2002 were as follows:

         Office Division. In February 2002, 55 Second Street, an approximately
         ---------------
379,000 rentable square foot office building in San Francisco, California, became partially operational for financial reporting purposes. Also in February 2002, Emory Crawford Long Medical Office Tower, an approximately 358,000 rentable square foot medical office facility in Atlanta, Georgia, owned by Crawford Long - CPI, LLC (see Note 5), became partially operational for financial reporting purposes.

         Retail Division. In August 2002, the Company purchased 22.17 acres of
         ---------------
land for approximately $4,945,000 for the development of The Avenue West Cobb, an approximately 206,000 square foot specialty retail center in suburban Atlanta, Georgia. Construction commenced on this center in September 2002.
         In October 2002, the Company sold Salem Road Station, an approximately 67,000 square foot retail center in suburban Atlanta, Georgia for $7,379,000, which was approximately $940,000 over the cost of the center. Including depreciation recapture of approximately $380,000 and net of an income tax provision of approximately $146,000, the net gain on this sale was approximately $1,174,000. Also in October 2002, the Company sold two outparcels at Salem Road Station for $548,000, which was approximately $195,000 over the cost of the outparcels. The gain on this sale, net of an income tax provision of approximately $74,000, was approximately $121,000.

         In December 2002, the Company purchased 11.91 acres of land for approximately $1,911,000 for the development of The Shops of Lake Tuscaloosa, an approximately 70,000 square foot retail center in Tuscaloosa, Alabama. Construction of this center commenced in February 2003.

         Land Division. The Company is currently developing or has developed
         -------------
nine residential communities, eight in suburban Atlanta, Georgia and one in Pine Mountain, Georgia. These nine communities include land on which approximately 2,957 lots are being or were developed, of which 166, 121 and 217 lots were sold in 2002, 2001 and 2000, respectively.

         Of the nine communities, four containing 1,076 lots were completely sold as of December 31, 2000. Two communities containing 704 lots were completely sold as of December 31, 2002. The three residential communities remaining under development at December 31, 2002 contain approximately 1,177 lots, 146 of which have been sold.

         In November 1998, Temco Associates began development of the Bentwater residential community, which will consist of approximately 1,669 lots on approximately 1,290 acres (see Note 5). Temco Associates sold 289, 233 and 219 lots in 2002, 2001 and 2000, respectively.

         In December 2002, the Company sold approximately 5.5 acres of Wildwood land for $2,500,000. The net gain on this sale was approximately $2,143,000.

         Financings. On February 22, 2002, CSC Associates, L.P. ("CSC"), an
         ----------
entity in which the Company owns a 50% equity interest, completed a $150 million non-recourse mortgage note payable (the "New Loan") with an interest rate of 6.958% and a maturity of March 1, 2012. The New Loan is secured by CSC's interest in the Bank of America Plaza building and related leases and agreements. CSC loaned the $150 million proceeds of the New Loan to the Company under a non-recourse loan (the "New Cousins Loan") secured by the Company's interest in CSC under the same payment terms as those of the New Loan. The Company paid all costs of issuing the New Loan and the New Cousins Loan, including a $750,000 fee to an affiliate of Bank of America Corporation.

         On March 15, 2002, $65,873,925 of the proceeds from the New Loan was used to pay off in full the existing collateralized non-recourse mortgage notes (the "Prior Notes"). The $65,873,925 included $65,525,710 for the payoff of the principal balance as of February 15, 2002 (the last payment date of the Prior Notes) and $348,215 for accrued interest from February 15, 2002 through March 14, 2002. The existing non-recourse loan to CSC, which was secured by the Company's interest in CSC under the same payment terms as those of the Prior Notes, was also repaid in full.

         In connection with the prepayment in full of the Prior Notes, the Company paid a prepayment premium in the amount of $2,871,925. This prepayment premium, along with the unamortized balance of closing costs paid by the Company related to the Prior Notes in the amount of $629,278, were expensed as an extraordinary item in the Company's Consolidated Statements of Income in 2002.

         Stock Repurchase Plan

         In November 2001, the Board of Directors of the Company adopted a stock repurchase plan authorizing the repurchase of up to 5 million shares of common stock prior to January 1, 2004 (see Note 6). During January 2003, the Company purchased an additional 234,100 shares at an average price of $23.657. As of March 18, 2003, the Company had repurchased a total of 2,691,582 shares for an aggregate price of $64,893,935.

         Subsequent Event

         The Company and Cable & Wireless Internet Services, Inc. ("Cable") have executed an agreement under which Cable's lease on 158,000 rentable square feet at 55 Second Street was terminated effective January 31, 2003, conditioned upon the payment to the Company of a termination fee of $20 million. The Company received $10 million of the termination fee in February 2003, with the remaining $10 million due April 1, 2003 from an irrevocable letter of credit held by the Company.

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

         In connection with the development or acquisition of certain properties, the Company has obtained Phase One environmental audits (which generally involve inspection without soil sampling or ground water analysis) from independent environmental consultants. The remaining properties (including most of the Company's land held for investment or future development) have not been so examined. No assurance can be given that no environmental liabilities exist, that the reports revealed all environmental liabilities, or that no prior owner created any material environmental condition not known to the Company.

         The Company believes that it and its properties are in compliance in all material respects with all federal, state and local laws, ordinances and regulations regarding hazardous or toxic substances.

         Competition

         The Company's properties compete for tenants with similar properties located in our markets primarily on the basis of location, rent charged, services provided and the design and condition of the facilities. The Company also competes with other real estate companies, financial institutions, pension funds, partnerships, individual investors and others when attempting to acquire and develop properties.

         Forward-Looking Statements

         Certain matters contained in this report are forward-looking statements within the meaning of the federal securities laws and are subject to uncertainties and risks. These include, but are not limited to, general and local economic conditions, local real estate conditions, the activity of others developing competitive projects, the cyclical nature of the real estate industry, the financial condition of existing tenants, interest rates, the Company's ability to obtain favorable financing or zoning, the environmental impact, the effects of terrorism and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission, including the Form 8-K filed on March 9, 2001. The words "believes," "expects," "estimates" and similar expressions are intended to identify forward-looking statements. Although the Company believes that its plans, intentions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such plans, intentions or expectations will be achieved. Such forward-looking statements are based on current expectations and speak only as of the date of such statements. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of future events, new information or otherwise.

         Executive Offices; Employees

         The Registrant's executive offices are located at 2500 Windy Ridge Parkway, Suite 1600, Atlanta, Georgia 30339-5683. At December 31, 2002, the Company employed 403 people.

         Website Access to 1934 Act Reports

         The Company makes available free of charge on its website, www.CousinsProperties.com, its filed reports on Forms 10-K, 10-Q and 8-K, and all amendments thereto, as soon as reasonably practicable after the reports are filed with or furnished to the Securities and Exchange Commission. The information contained in the Company's website is not incorporated herein by reference. Copies of these documents are also available without exhibits free of charge upon request to the Company at 2500 Windy Ridge Parkway, Suite 1600, Atlanta, Georgia 30339-5683, Attention: Mark A. Russell, Vice President - Chief Financial Analyst and Director of Investor Relations. Mr. Russell, the Company's investor relations contact, may also be reached by telephone at (770) 857-2449, by facsimile at (770) 857-2360 or by email at markrussell@cousinsproperties.com.



Item 2.     Properties
----------------------
Table of Major Properties

         The following tables set forth certain information relating to major office, medical office and retail properties, stand alone retail lease sites, and land held for investment and future development in which the Company has a 10% or greater ownership interest. All information presented is as of December
31, 2002. Dollars are stated in thousands.




                                                                          Percentage
Description,               Year                                Rentable     Leased     Average
 Location               Development              Company's   Square Feet    as of       2002       Major Tenants (lease
   and                   Completed    Venture    Ownership    and Acres    December   Economic      expiration/options
 Zip Code               or Acquired   Partner     Interest     as Noted    31, 2002   Occupancy         expiration)
------------            -----------   -------    ----------  ----------   ----------  ---------    --------------------
Office
------
Inforum
  Atlanta, GA
  30303-1032               1999          N/A         100%       990,000      96%         97%       BellSouth Corporation
                                                            4 Acres (2)                            Georgia Lottery Corp. (2013)
                                                                                                   Lockwood Greene Engineers, Inc.
                                                                                                     (2007/2012)(4)
                                                                                                   Co Space Services, LLC
                                                                                                     (2020/2025)
                                                                                                   Turner Broadcasting (2006/2016)
                                                                                                   Sapient Corporation (2009/2019)
101 Independence Center
  Charlotte, NC
  28246-1000               1996          N/A         100%       526,000      98%         97%       Bank of America (3)
                                                            2 Acres (5)                             (2008/2028)(6)
                                                                                                   Robinson Bradshaw & Hinson,
                                                                                                    P.A.(2014)(7)
                                                                                                   Ernst & Young LLP(2004)
Congress at Fourth
  Austin, TX
  78701-3619                (8)          N/A         100%       525,000    33%(8)        (8)       Jenkins & Gilchrist (2013)(8)
                                                                2 Acres                            Winstead, Sechrest & Minick P.C.
                                                                                                    (2014/2024)(8)
101 Second Street
  San Francisco, CA
  94105-3601               2000      Myers Second    100%(9)    387,000      83%         86%       Thelen, Reid & Priest
                                    Street Company                1 Acre                             (2012/2022)
                                         LLC
55 Second Street
  San Francisco, CA
  94105-3601               2002        Myers Bay     100%(9)    379,000    92%(10)     89%(11)      Cable & Wireless (3)
                                    Area Company LLC             1 Acre                              (2014/2019)(10)
                                                                                                    Paul Hastings (2017/2027)
                                                                                                    Fritz Companies (2012/2017)
                                                                                                    Preston Gates (2010/2015)

                                         Adjusted
                                         Cost and
                                         Adjusted
                                        Cost Less                  Debt
Description,               Major      Depreciation               Maturity
 Location                Tenants'          and                      and
    and                  Rentable     Amortization      Debt     Interest
 Zip Code                Sq. Feet          (1)         Balance     Rate
-----------              --------     ------------     -------   --------
Office
------
Inforum
  Atlanta, GA
  30303-1032             277,744        $ 91,476      $      0        N/A
                         127,827        $ 64,862
                         125,916

                         110,797

                          57,827
                          57,689
101 Independence Center
  Charlotte, NC
  28246-1000             359,327        $ 79,559(5)   $ 44,928    12/1/07
                                        $ 60,357(5)                 8.22%
                          89,584

                          24,125
Congress at Fourth
  Austin, TX
  78701-3619              45,552(8)     $ 53,632      $      0        N/A
                          37,000           (8)

101 Second Street
  San Francisco, CA
  94105-3601             135,919        $ 99,272      $ 88,055    4/19/10
                                        $ 84,282                    8.33%

55 Second Street
  San Francisco, CA
  94105-3601             158,550        $109,960      $      0        N/A
                                        $107,014
                          73,708
                          57,380
                          43,968




                                                                          Percentage
Description,               Year                                Rentable     Leased     Average
 Location               Development              Company's   Square Feet    as of       2002       Major Tenants (lease
   and                   Completed    Venture    Ownership    and Acres    December   Economic      expiration/options
 Zip Code               or Acquired   Partner     Interest     as Noted    31, 2002   Occupancy         expiration)
------------            -----------   -------    ----------  ----------   ----------  ---------    --------------------
Office (Continued)
------------------
AT&T Wireless Services
  Headquarters
  Suburban Los Angeles, CA
  90703-8573               1999          N/A         100%        222,000    100%       100%        AT&T Wireless Services
                                                            6 Acres (12)                           (2014/2029)
Cerritos Corporate Center -
  Phase II
  Suburban Los Angeles, CA
  90703-8573               2001          N/A         100%        105,000    100%       100%        AT&T Wireless Services
                                                            3 Acres (12)                            (2011/2021)
The Points at Waterview
  Suburban Dallas, Texas
  75080-1472               2000          N/A         100%        201,000     82%        45%        Bombadier Aerospace Corp.
                                                            15 Acres (5)                            (2013/2023)
                                                                                                   Cisco Systems, Inc. (2005/2010)
Lakeshore Park Plaza
  Birmingham, AL
  35209-6719               1998     Daniel Realty    100%(9)    190,000      82%         78%       Infinity Insurance (2005/2015)
                                       Company                 12 Acres
600 University Park Place
  Birmingham, AL
  35209-6774               2000     Daniel Realty    100%(9)    123,000      95%         95%       Southern Company, Inc. (3)
                                      Company                  10 Acres                             (2005/2011)
                                                                                                   Southern Progress (2006)
333 John Carlyle
  Suburban Washington, D.C.
  22314-5745               1999          N/A         100%       153,000      96%         94%       A.T. Kearney (2009/2019)
                                                                 1 Acre

1900 Duke Street
  Suburban Washington, D.C.
  22314-5745               2000          N/A         100%        97,000     100%         99%       Municipal Securities Rulemaking
                                                                 1 Acre                             Board (2016/2026)
                                                                                                   American Society of Clinical
                                                                                                    Oncology (2010/2015)
333 North Point Center East
  Suburban Atlanta, GA
  30022-8274               1998          N/A         100%       129,000      93%         96%       Alltel Telecom Information
                                                                9 Acres                             Services, Inc. (2003)
                                                                                                   J.C. Bradford (2005/2010)

                                         Adjusted
                                         Cost and
                                         Adjusted
                                        Cost Less                  Debt
Description,               Major      Depreciation               Maturity
 Location                Tenants'          and                      and
    and                  Rentable     Amortization      Debt     Interest
 Zip Code                Sq. Feet          (1)         Balance     Rate
-----------              --------     ------------     -------   --------
Office (Continued)
-----------------
AT&T Wireless Services
  Headquarters
  Suburban Los Angeles, CA
  90703-8573             222,000        $ 56,214      $      0         N/A
                                        $ 48,295
Cerritos Corporate Center -
  Phase II
  Suburban Los Angeles, CA
  90703-8573             105,000        $ 19,344      $      0         N/A
                                        $ 18,082
The Points at Waterview
  Suburban Dallas, Texas
  75080-1472              97,740        $ 27,535(5)   $      0         N/A
                                        $ 24,846(5)
                          48,303
Lakeshore Park Plaza
  Birmingham, AL
  35209-6719             107,293        $ 16,022      $ 10,088     11/1/08
                                        $ 13,856                     6.78%
600 University Park Place
  Birmingham, AL
  35209-6774              41,961        $ 20,229      $ 13,822     8/10/11
                                        $ 17,115                     7.38%
                          25,465
333 John Carlyle
  Suburban Washington, D.C.
  22314-5745              94,115        $ 29,161      $ 48,459(13) 11/1/11
                                        $ 24,877                     7.00%
                                                                      (13)
1900 Duke Street
  Suburban Washington, D.C.
  22314-5745              47,556        $ 24,169         (13)         (13)
                                        $ 22,050
                          36,247

333 North Point Center East
  Suburban Atlanta, GA
  30022-8274              48,559        $ 13,277      $ 31,960(14) 11/1/11
                                        $  9,377                     7.00%
                                                                      (14)




                                                                          Percentage
Description,               Year                                Rentable     Leased     Average
 Location               Development              Company's   Square Feet    as of       2002       Major Tenants (lease
   and                   Completed    Venture    Ownership    and Acres    December   Economic      expiration/options
 Zip Code               or Acquired   Partner     Interest     as Noted    31, 2002   Occupancy         expiration)
------------            -----------   -------    ----------  ----------   ----------  ---------    --------------------
Office (Continued)
------------------
555 North Point Center East
  Suburban Atlanta, GA
  30022-8274               2000          N/A         100%      152,000       91%         91%       Regus Business Centre
                                                              10 Acres                              (2011/2016)(15)
615 Peachtree Street
  Atlanta, GA
  30308-2312               1996          N/A         100%      148,000       91%         91%       Wachovia (3)(2004/2007)
                                     2 Acres
One Georgia Center
  Atlanta, GA
  30308-3619               2000    Prudential (3)  88.50%(9)   363,000       78%         84%       Norfolk & Southern (2004/2014)
                                                           3 Acres (5)                             SouthTrust Bank (2004/2019)
Wildwood Office Park,
  Atlanta, GA:
   2300 Windy
   Ridge Parkway
   30339-5671              1987          IBM          50%      635,000       88%         99%       Manhattan Associates, LLC
                                                              12 Acres                              (2008/2013)(16)
                                                                                                   Computer Associates
                                                                                                    (2005/2010)
                                                                                                   Profit Recovery Group
                                                                                                    (2005/2010)
                                                                                                   Financial Services Corporation
                                                                                                    (2006/2011)
                                                                                                   Life Office Management Associates
                                                                                                    (2005/2010)(16)
                                                                                                   Chevron USA (2005)
   2500 Windy
   Ridge Parkway
   30339-5683              1985          IBM          50%      315,000       89%         93%       Coca-Cola Enterprises Inc.
                                                               8 Acres                              (2018/2023)
                                                                                                   Cousins Properties Incorporated
                                                                                                    (2003)
   3200 Windy
   Hill Road
   30339-5609              1991          IBM          50%      687,000      95%        100%        IBM (2006/2011)
                                                              15 Acres                             IBM (2009/2014)(17)
                                                                                                   General Electric (2003)
                                                                                                   W.H. Smith Inc. (2012/2017)

                                         Adjusted
                                         Cost and
                                         Adjusted
                                        Cost Less                  Debt
Description,               Major      Depreciation               Maturity
 Location                Tenants'          and                      and
    and                  Rentable     Amortization      Debt     Interest
 Zip Code                Sq. Feet          (1)         Balance     Rate
-----------              --------     ------------     -------   --------
Office (Continued)
-----------------
555 North Point Center East
  Suburban Atlanta, GA
  30022-8274             89,688         $ 16,818          (14)         (14)
                                        $ 14,124
615 Peachtree Street
  Atlanta, GA
  30308-2312             50,073         $ 13,489      $      0          N/A
                                        $  9,421
One Georgia Center
  Atlanta, GA
  30308-3619             91,425         $ 40,327(5)   $      0          N/A
                         80,895         $ 36,321(5)
Wildwood Office Park,
  Atlanta, GA:
   2300 Windy
   Ridge Parkway
   30339-5671           135,398         $ 79,829      $ 57,662      12/1/05
                                        $ 41,539                      7.56%
                         74,255

                         62,576

                         61,928

                         57,692
                                                                                                                (2005/2010)(16)
                         45,967
   2500 Windy
   Ridge Parkway
   30339-5683           187,251         $ 30,659      $ 20,812     12/15/05
                                        $ 14,723                      7.45%
                         44,030

   3200 Windy
   Hill Road
   30339-5609           421,489         $ 85,452      $ 63,938       1/1/07
                         69,108         $ 50,527                      8.23%
                         65,947
                         41,858




                                                                          Percentage
Description,               Year                                Rentable     Leased     Average
 Location               Development              Company's   Square Feet    as of       2002       Major Tenants (lease
   and                   Completed    Venture    Ownership    and Acres    December   Economic      expiration/options
 Zip Code               or Acquired   Partner     Interest     as Noted    31, 2002   Occupancy         expiration)
------------            -----------   -------    ----------  ----------   ----------  ---------    --------------------
Office (Continued)
------------------
   4100 and 4300
   Wildwood Parkway
   30339-8400              1996          IBM          50%      250,000      100%       100%        Georgia-Pacific
                                                              13 Acres                             Corporation (2012/2017)(18)
   4200 Wildwood Parkway
   30339-8402              1997          IBM          50%      260,000      100%       100%        General Electric (3)(2014/2024)
                                     8 Acres
   3301 Windy Ridge
   Parkway
   30339-5685              1984          N/A         100%      107,000      100%       100%        Indus International, Inc.
                                                              10 Acres                             (2012/2017)
   3100 Windy Hill
   Road
   30339-5605              1983          N/A         100%(19)  188,000      100%        100%       IBM (2006)
                                    13 Acres
Bank of America Plaza
  Atlanta, GA
  30308-2214               1992  Bank of America (3)  50%    1,261,000      100%        100%       Bank of America (3)(2012/2042)
                                                               4 Acres                             Troutman Sanders (2007/2017)
                                                                                                   Ernst & Young LLP (2007/2017)
                                                                                                   Paul Hastings (2012/2017)(21)
                                                                                                   Hunton & Williams (2009/2014)
Gateway Village
  Charlotte, NC

  28202-1125               2001  Bank of America (3)  50%(9) 1,065,000      100%       100%(9)     Bank of America (3)(2015/2035)
                                     8 Acres
The Pinnacle
  Atlanta, GA
  30326-1234               1999         LORET         50%      424,000       98%         98%       Merrill Lynch (2010/2011)
                                 Holdings, L.L.L.P.            4 Acres                             A.T. Kearney (2009/2019)
                                                                                                   UBS PaineWebber
                                                                                                    (2013/2018)(22)

Two Live Oak Center
  Atlanta, GA
  30326-1234               1997         LORET         50%      279,000       80%         89%       SYNAVANT Inc. (2007/2017)
                                 Holdings, L.L.L.P.            2 Acres                             Chubb & Son, Inc. (3)
                                                                                                    (2007/2017)

1155 Perimeter Center West
  Atlanta, GA
  30338-5416               2001   J. P. Morgan (3)    50%      362,000       99%        100%       Mirant Corporation (2015)
                                     6 Acres

                                         Adjusted
                                         Cost and
                                         Adjusted
                                        Cost Less                  Debt
Description,               Major      Depreciation               Maturity
 Location                Tenants'          and                      and
    and                  Rentable     Amortization      Debt     Interest
 Zip Code                Sq. Feet          (1)         Balance     Rate
-----------              --------     ------------     -------   --------
Office (Continued)
-----------------
   4100 and 4300
   Wildwood Parkway
   30339-8400            250,000        $ 26,596      $ 26,888       4/1/12
                                        $ 19,773                      7.65%
   4200 Wildwood Parkway
   30339-8402            260,000        $ 36,973      $ 40,806      3/31/14
                                        $ 30,717                      6.78%
   3301 Windy Ridge
   Parkway
   30339-5685            107,000        $ 12,600      $      0          N/A
                                        $  6,559
   3100 Windy Hill
   Road
   30339-5605            188,000        $ 17,005(19)  $      0          N/A
                                        $ 12,924(19)
Bank of America Plaza
  Atlanta, GA
  30308-2214             572,742        $225,468        (20)            (20)
                         224,181        $151,916
                         211,211
                          92,224
                          91,103
Gateway Village
  Charlotte, NC
  28202-1125           1,065,000        $202,269      $181,532       12/1/16
                                        $191,048                       6.41%
The Pinnacle
  Atlanta, GA
  30326-1234              72,866        $ 92,830      $ 67,754      12/31/09
                          47,866        $ 75,200                       7.11%
                          47,738


Two Live Oak Center
  Atlanta, GA
  30326-1234              65,451        $ 47,127      $ 28,526       10/1/07
                          48,520        $ 34,604                       7.90%


1155 Perimeter Center West
  Atlanta, GA
  30338-5416             360,395        $ 58,566      $      0           N/A




                                                                          Percentage
Description,               Year                                Rentable     Leased     Average
 Location               Development              Company's   Square Feet    as of       2002       Major Tenants (lease
   and                   Completed    Venture    Ownership    and Acres    December   Economic      expiration/options
 Zip Code               or Acquired   Partner     Interest     as Noted    31, 2002   Occupancy         expiration)
------------            -----------   -------    ----------  ----------   ----------  ---------    --------------------
Office (Continued)
------------------
Ten Peachtree Place
  Atlanta, GA
  30309-3814               1991     Coca-Cola (3)     50%(9)      260,000   100%        14%        AGL Services Co. (2013/2028)
                                                              5 Acres (5)                           Domtar (2006)(23)

John Marshall-II
  Suburban Washington, D.C.
  22102-3802               1996  CarrAmerica Realty   50%         224,000   100%       100%        Booz-Allen & Hamilton
                                   Corporation (3)                3 Acres                           (2011/2016)

Austin Research Park -
  Building III
  Austin, TX
  78759-2314               2001     CommonWealth      50%         174,000   100%       100%        Charles Schwab & Co., Inc.
                                    Pacific, LLC              4 Acres (5)                           (2012/2032)(24)
                                    and CalPERS
Austin Research Park -
  Building IV
  Austin, TX
  78759-2314               2001     CommonWealth      50%         184,000   100%       100%        Charles Schwab & Co., Inc.
                                    Pacific, LLC              7 Acres (5)                           (2012/2032)(24)
                                    and CalPERS
First Union Tower
  Greensboro, NC
  27401-2167               1990    Prudential (3)  11.50%(9)      323,000    66%        77%        Smith Helms Mullis &
                                                                   1 Acre                           Moore (2010/2015)
                                                                                                   Wachovia Bank (3)
                                                                                                    (2009/2019)
Grandview II
  Birmingham, AL
  35243-1930               1998    Prudential (3)  11.50%(9)      149,000   100%       100%        Fortis Benefits Insurance
                                                                  8 Acres                           Company (2005/2011)
                                                                                                   Daniel Realty Company (2008)

100 North Point Center East
  Suburban Atlanta, GA
  30022-4885               1995    Prudential (3)  11.50%(9)      128,000    70%        76%        Schweitzer-Mauduit
                                                                  7 Acres                           International, Inc. (2007/2012)

                                         Adjusted
                                         Cost and
                                         Adjusted
                                        Cost Less                  Debt
Description,               Major      Depreciation               Maturity
 Location                Tenants'          and                      and
    and                  Rentable     Amortization      Debt     Interest
 Zip Code                Sq. Feet          (1)         Balance     Rate
-----------              --------     ------------     -------   --------
Office (Continued)
-----------------
Ten Peachtree Place
  Atlanta, GA
  30309-3814           226,779          $ 33,997(5)   $ 13,212     12/31/08
                        32,720          $ 27,479(5)                   LIBOR
                                                                    + 0.75%
John Marshall-II
  Suburban Washington, D.C.
  22102-3802           224,000          $ 27,768      $ 19,244       4/1/13
                                        $ 20,660                      7.00%
Austin Research Park -
  Building III
  Austin, TX
  78759-2314           174,000          $ 24,627(5)   $      0          N/A
                                        $ 23,202(5)

Austin Research Park -
  Building IV
  Austin, TX
  78759-2314           184,000          $ 26,557(5)   $      0          N/A
                                        $ 25,301(5)

First Union Tower
  Greensboro, NC
  27401-2167            70,360          $ 54,264      $      0          N/A
                                        $ 38,120
                        62,622

Grandview II
  Birmingham, AL
  35243-1930            69,652          $ 23,115      $      0          N/A
                                        $ 16,963
                        23,440

100 North Point Center East
  Suburban Atlanta, GA
  30022-4885            32,696          $ 25,337      $ 22,870(25)   8/1/07
                                        $ 16,737                      7.86%
                                                                       (25)




                                                                          Percentage
Description,               Year                                Rentable     Leased     Average
 Location               Development              Company's   Square Feet    as of       2002       Major Tenants (lease
   and                   Completed    Venture    Ownership    and Acres    December   Economic      expiration/options
 Zip Code               or Acquired   Partner     Interest     as Noted    31, 2002   Occupancy         expiration)
------------            -----------   -------    ----------  ----------   ----------  ---------    --------------------
Office (Continued)
------------------
200 North Point Center East
   Suburban Atlanta, GA
   30022-4885              1996    Prudential (3)  11.50%(9)       130,000   47%        53%        APAC Teleservices, Inc.
                                                                   9 Acres                          (2004/2009)
                                                                                                   Motorola, Inc. (2003)
                                                                                                   Dean Witter (2007)
Medical Office
Northside/Alpharetta I
  Suburban Atlanta, GA
  30005-3707               1998          N/A         100%          103,000   93%        95%        Northside Hospital (3)(2013)(27)
                                                               1 Acre (26)
Northside/Alpharetta II
  Suburban Atlanta, GA
  30005-3707               1999          N/A         100%           198,000  79%        76%        Northside Hospital (3)(2019)(28)
                                                               2 Acres (26)
$ 15,715
Meridian Mark Plaza
  Atlanta, GA
  30342-1613               1999          N/A         100%          161,000  100%        99%        Northside Hospital (3)
                                                                   3 Acres                          (2013/2023)(29)
                                                                                                   Scottish Rite Hospital for
                                                                                                    Crippled Children, Inc.
                                                                                                    (2013/2018)(29)
AtheroGenics
  Suburban Atlanta, GA
  30004-2148               1999          N/A         100%           50,000  100%       100%        AtheroGenics (2019/2029)
                                     4 Acres
Emory Crawford Long Medical
  Office Tower
  Atlanta, GA
  30308-9999               2002   Emory University    50%          358,000   85%       65%(11)     Emory University (2017/2047)
                                      (30)

Presbyterian Medical Plaza
  at University
  Charlotte, NC
  28233-3549               1997    Prudential (3)  11.50%(9)       69,000   100%      100%         Novant Health, Inc.
                                                              1 Acre (31)                           (2012/2027)(32)

                                         Adjusted
                                         Cost and
                                         Adjusted
                                        Cost Less                  Debt
Description,               Major      Depreciation               Maturity
 Location                Tenants'          and                      and
    and                  Rentable     Amortization      Debt     Interest
 Zip Code                Sq. Feet          (1)         Balance     Rate
-----------              --------     ------------     -------   --------
Office (Continued)
-----------------
200 North Point Center East
   Suburban Atlanta, GA
   30022-4885           22,409          $ 21,836       (25)           (25)
                                        $ 15,135
                        22,492
                        15,709
Medical Office
Northside/Alpharetta I
  Suburban Atlanta, GA
  30005-3707            49,908          $ 15,922      $  9,903      1/1/06
                                        $ 13,021                     7.70%
Northside/Alpharetta II
  Suburban Atlanta, GA
  30005-3707            75,342          $ 18,175      $      0         N/A
                                        $ 15,715
Meridian Mark Plaza
  Atlanta, GA
  30342-1613            51,054          $ 26,751      $ 24,926     10/1/10
                                        $ 22,264                     8.27%
                        29,556


AtheroGenics
  Suburban Atlanta, GA
  30004-2148            50,000          $  7,655      $      0         N/A
                                        $  5,697
Emory Crawford Long Medical
  Office Tower
  Atlanta, GA
  30308-9999           136,053          $ 48,931      $      0         N/A
                                        $ 47,442

Presbyterian Medical Plaza
  at University
  Charlotte, NC
  28233-3549            63,862          $  8,615      $      0         N/A
                                        $  6,907





                                                                          Percentage
Description,               Year                                Rentable     Leased     Average
 Location               Development              Company's   Square Feet    as of       2002       Major Tenants (lease
   and                   Completed    Venture    Ownership    and Acres    December   Economic      expiration/options
 Zip Code               or Acquired   Partner     Interest     as Noted    31, 2002   Occupancy         expiration)
------------            -----------   -------    ----------  ----------   ----------  ---------    --------------------
Retail Centers
--------------
Presidential MarketCenter
  Suburban
   Atlanta, GA
   30278-2149           1994, 1996       N/A         100%       490,000     100%         99%        Target (33)
                         and 2000                              66 acres    overall       of         Publix Super Market
                                                               (374,000     100%       Company       (2019/2044)
                                                            square feet  of Company     owned       Carmike Cinemas (3)(2023/2033)
                                                           and 49 acres     owned                   Bed, Bath & Beyond (2008/2023)
                                                              are owned                             T.J. Maxx (2004/2014)
                                                                 by the                             Office Depot, Inc. (2011/2026)
                                                               Company)                             Ross (2012/2032)
                                                                                                    Marshalls (2010/2025)
                                                                                                    Gap (2006/2016)
The Avenue of the Peninsula
  Rolling Hills Estates, CA
  90274-3664               2000          N/A         100%       375,000      91%         80%        Regal Cinema (2015/2030)
                                                               14 Acres                             Saks & Company (2019/2049)
                                                                                                    Borders (2018/2038)
                                                                                                    Restoration Hardware (2010/2020)
                                                                                                    Pottery Barn (2013)
                                                                                                    Banana Republic (3)(2006/2016)
                                                                                                    Gap (2006/2016)
Perimeter Expo
  Atlanta, GA
  30338-1519               1993          N/A         100%       291,000      92%         92%        The Home Depot Expo (33)
                                                               19 acres    overall       of         Marshalls (2014/2029)
                                                               (176,000    92% of      Company      Best Buy (2014/2029)
                                                            square feet    Company      owned       Linens `N Things (2014/2024)
                                                           and 10 acres     owned                   Office Max (2013/2033)
                                                           are owned by                             Gap's Old Navy Store
                                                           the Company)                              (2007/2012)
The Avenue East Cobb
  Suburban Atlanta, GA
  30062-8197               1999          N/A         100%       225,000     100%         97%        Borders, Inc. (2015/2030)
                                                              30 Acres                              Bed, Bath & Beyond (2010/2025)
                                                                                                   Gap (2005/2015)
                                                                                                   Talbot's (2010/2020)
                                                                                                   Pottery Barn (3)(2006/2012)
                                                                                                   Banana Republic (3)(2005/2015)

                                         Adjusted
                                         Cost and
                                         Adjusted
                                        Cost Less                  Debt
Description,               Major      Depreciation               Maturity
 Location                Tenants'          and                      and
    and                  Rentable     Amortization      Debt     Interest
 Zip Code                Sq. Feet          (1)         Balance     Rate
-----------              --------     ------------     -------   --------
Retail Centers
--------------
Presidential MarketCenter
  Suburban
   Atlanta, GA
   30278-2149             N/A           $ 29,672      $ 27,667     5/2/11
                       56,146           $ 23,955                    7.65%

                       44,565
                       35,127
                       32,000
                       31,628
                       30,464
                       30,000
                       12,000
The Avenue of the Peninsula
  Rolling Hills Estates, CA
  90274-3664           55,673           $ 91,858       $     0        N/A
                       42,404           $ 81,751
                       14,286
                       13,521
                       12,089
                        9,705
                        9,000
Perimeter Expo
  Atlanta, GA
  30338-1519              N/A           $ 19,853       $ 19,792    8/15/05
                       36,598           $ 16,038                     8.04%
                       36,000
                       30,351
                       23,500
                       13,939

The Avenue East Cobb
  Suburban Atlanta, GA
  30062-8197           24,882           $ 41,145       $ 38,255     8/1/10
                       21,000           $ 33,318                     8.39%
                       19,434
                       12,905
                       10,000
                        8,009




                                                                          Percentage
Description,               Year                                Rentable     Leased     Average
 Location               Development              Company's   Square Feet    as of       2002       Major Tenants (lease
   and                   Completed    Venture    Ownership    and Acres    December   Economic      expiration/options
 Zip Code               or Acquired   Partner     Interest     as Noted    31, 2002   Occupancy         expiration)
------------            -----------   -------    ----------  ----------   ----------  ---------    --------------------
Retail Centers (Continued)
--------------------------
The Avenue West Cobb
  Suburban Atlanta, GA
  30064-1615                (8)          N/A         100%      206,000    28%(8)        (8)        Linens N Things (2013/2028)(8)
                                                              22 Acres                             Barnes & Noble (2013/2023)(8)
                                                                                                   Talbots (2013/2023)(8)
The Shops of Lake Tuscaloosa
  Tuscaloosa, AL
  35406-2649                (8)          N/A         100%       70,000    63%(8)        (8)        Publix Super Markets (3)
                                                              12 Acres                              (2024/2054)(8)
Mira Mesa MarketCenter
  Suburban San Diego, CA
  92126-2960               2000    Prudential (3)  88.50%(9)   480,000     100%        100%        Home Depot (2020/2045)
                                                              40 Acres                             Edwards Theaters (2020/2035)
                                                                                                   Albertsons (2020/2060)
                                                                                                   Ross (2011/2026)
                                                                                                   Barnes & Noble Superstores, Inc.
                                                                                                    (2015/2030)
                                                                                                   Gap's Old Navy Store (2006/2016)
                                                                                                   Long's Drugs (2021/2041)
The Avenue Peachtree City
  Suburban Atlanta, GA
  30269-3120               2001    Prudential (3)  88.50%(9)   169,000      98%         78%        Books a Million (2008/2013)
                                                              18 Acres                             Gap (2012/2022)
                                                                                                   Homebanc Mortgage Corporation
                                                                                                    (2007/2012)
                                                                                                   Banana Republic (3)(2012/2022)
                                                                                                   Rack Room Shoes (2008/2015)
The Shops at World Golf Village
  St. Augustine, FL
  32092-2724               1999   W.C. Bradley Co.    50%       80,000      74%         70%        Bradley Specialty Retailing,
                                                               3 Acres                              Inc. (2013/2023)


                                         Adjusted
                                         Cost and
                                         Adjusted
                                        Cost Less                  Debt
Description,               Major      Depreciation               Maturity
 Location                Tenants'          and                      and
    and                  Rentable     Amortization      Debt     Interest
 Zip Code                Sq. Feet          (1)         Balance     Rate
-----------              --------     ------------     -------   --------
Retail Centers
--------------
The Avenue West Cobb
  Suburban Atlanta, GA
  30064-1615            24,025(8)       $  8,380      $     0      N/A
                        28,030(8)          (8)
                         6,502(8)
The Shops of Lake Tuscaloosa
  Tuscaloosa, AL
  35406-2649             44,271(8)      $  2,109      $     0       N/A
                                           (8)                      (8)
Mira Mesa MarketCenter
  Suburban San Diego, CA
  92126-2960            129,833         $ 51,683      $     0       N/A
                         94,041         $ 47,965
                         55,489
                         30,187
                         26,566

                         22,448
                         21,018
The Avenue Peachtree City
  Suburban Atlanta, GA
  30269-3120             13,750         $ 29,351      $     0       N/A
                         10,800         $ 26,730
                          8,851

                          8,015
                          6,720
The Shops at World Golf Village
  St. Augustine, FL
  32092-2724             31,044         $ 13,454      $     0       N/A
                                        $ 11,339





                                                                          Percentage
Description,               Year                                Rentable     Leased     Average
 Location               Development              Company's   Square Feet    as of       2002       Major Tenants (lease
   and                   Completed    Venture    Ownership    and Acres    December   Economic      expiration/options
 Zip Code               or Acquired   Partner     Interest     as Noted    31, 2002   Occupancy         expiration)
------------            -----------   -------    ----------  ----------   ----------  ---------    --------------------
Retail Centers (Continued)
--------------------------
North Point MarketCenter
  Suburban Atlanta, GA
  30202-4889             1994/1995 Prudential (3)  11.50%(9)   517,000      100%        100%       Target (33)
                                                            60 Acres (34)                          Babies "R" Us (2012/2032)
                                                                (401,000                           Media Play (2010/2025)
                                                              square feet                          Marshalls (2010/2025)
                                                            and 49 acres                           Rhodes (2011/2021)
                                                            are owned by                           Linens `N Things (2005/2025)
                                                              CP Venture                           United Artists (2014/2034)
                                                                Two LLC)                           Circuit City (2015/2030)
                                                                                                   PETsMART (2009/2029)
                                                                                                   Gap's Old Navy Store
                                                                                                    (2006/2011)
Greenbrier MarketCenter
  Chesapeake, VA
  23327-2840               1996    Prudential (3)  11.50%(9)     493,000    100%        100%       Target (2016/2046)(35)
                                                                44 Acres                           Harris Teeter, Inc. (2016/2036)
                                                                                                   Best Buy (2015/2030)
                                                                                                   Bed, Bath & Beyond (2012/2027)
                                                                                                   Babies "R" Us (2006/2021)
                                                                                                   Stein Mart, Inc. (2006/2026)
                                                                                                   Barnes & Noble Superstores,
                                                                                                    Inc. (2012/2022)
                                                                                                   PETsMART(2011/2031)
                                                                                                   Office Max (2011/2026)
                                                                                                   Gap's Old Navy Store
                                                                                                    (2007/2012)
Los Altos MarketCenter
  Long Beach, CA
  90815-3126               1996    Prudential (3)  11.50%(9)    258,000     100%        100%       Sears (33)
                                                              19 Acres                             Circuit City (3)(2017/2037)
                                                            (157,000 square                        Borders, Inc. (2017/2037)
                                                            feet and 17 Acres                      Bristol Farms (3)(2012/2032)
                                                            are owned by                           CompUSA, Inc. (2011/2021)
                                                            CP Venture                             Sav-on Drugs (3)(2016/2036)
                                                            Two LLC)
Mansell Crossing Phase II
  Suburban Atlanta, GA
  30202-4822               1996    Prudential (3)  11.50%(9)    103,000     100%         92%       Bed, Bath & Beyond (2012/2027)
                                                               13 Acres                            Ross Stores Inc. (2013/2033)
                                                                                                   Rooms To Go (2016/2036)

                                         Adjusted
                                         Cost and
                                         Adjusted
                                        Cost Less                  Debt
Description,               Major      Depreciation               Maturity
 Location                Tenants'          and                      and
    and                  Rentable     Amortization      Debt     Interest
 Zip Code                Sq. Feet          (1)         Balance     Rate
-----------              --------     ------------     -------   --------
Retail Centers
--------------
North Point MarketCenter
  Suburban Atlanta, GA
  30202-4889               N/A          $ 56,919      $ 26,409     7/15/05
                                        $ 48,113                     8.50%
                        48,884
                        40,000
                        40,000
                        35,000
                        34,733
                        33,420
                        25,465
                        20,000

Greenbrier MarketCenter
  Chesapeake, VA
  23327-2840           117,220          $ 51,355      $     0          N/A
                        51,806          $ 43,848
                        45,106
                        40,484
                        40,000
                        36,000
                        29,974

                        26,040
                        23,484
                        14,000

Los Altos MarketCenter
  Long Beach, CA
  90815-3126               N/A          $ 32,812      $     0          N/A
                        38,541          $ 28,524
                        30,000
                        28,200
                        25,620
                        16,914

Mansell Crossing Phase II
  Suburban Atlanta, GA
  30202-4822            40,787          $ 12,574      $     0          N/A
                        32,144          $ 10,757
                        21,000





                                                                          Percentage
Description,               Year                                Rentable     Leased     Average
 Location               Development              Company's   Square Feet    as of       2002       Major Tenants (lease
   and                   Completed    Venture    Ownership    and Acres    December   Economic      expiration/options
 Zip Code               or Acquired   Partner     Interest     as Noted    31, 2002   Occupancy         expiration)
------------            -----------   -------    ----------  ----------   ----------  ---------    --------------------
Stand Alone Retail Sites Adjacent to Company's Office and Retail Projects
-------------------------------------------------------------------------
Wildwood Office Park
  Suburban Atlanta, GA
  30339-5671             1985-1993     IBM          50%       14 Acres       100%        88%       N/A

North Point
  Suburban Atlanta, GA
  30202-4885               1993        N/A         100%       24 Acres       100%        95%       N/A


                                         Adjusted
                                         Cost and
                                         Adjusted
                                        Cost Less                  Debt
Description,               Major      Depreciation               Maturity
 Location                Tenants'          and                      and
    and                  Rentable     Amortization      Debt     Interest
 Zip Code                Sq. Feet          (1)         Balance     Rate
-----------              --------     ------------     -------   --------
Stand Alone Retail Sites Adjacent to Company's Office and Retail Projects
-------------------------------------------------------------------------
Wildwood Office Park
  Suburban Atlanta, GA
  30339-5671               N/A          $  8,717       $     0      N/A
                                        $  6,594
North Point
  Suburban Atlanta, GA
  30202-4885               N/A          $  3,697       $     0      N/A
                                        $  3,501

(1) Cost as shown in the accompanying table includes deferred leasing costs and other related assets. For each of the following projects; 2300 and 2500 Windy Ridge Parkway, 3200 Windy Hill Road, 4100 and 4300 Wildwood Parkway, 4200 Wildwood Parkway and Wildwood Stand Alone Retail Lease Sites, the cost shown is what the cost would be if Wildwood Associates' land cost were adjusted downward to the Company's lower basis in the land it contributed to Wildwood Associates.
(2) Approximately .18 acres of the total 4 acres of land at Inforum is under a ground lease expiring 2068. (3) Actual tenant or venture partner is affiliate of entity shown. (4) Lockwood Green Engineers, Inc. reduced its space under lease from 125,916 square feet to 97,918 square feet effective February 1,
      2003.
(5) Includes acreage and cost of land available for future development. See "Land Held for Investment or Future Development."
(6) 103,656 square feet of this lease of 101 Independence Center expires in 2010. Additionally, the tenant has the right to terminate increments of space each year beginning in 2005 with 18 months notice.
(7) 3,060 square feet of this lease of 101 Independence Center expires in 2004.
(8) Project was under construction and in lease-up as of December 31, 2002. In certain situations, lease expiration dates are based upon estimated commencement dates and square footage is estimated.
(9) See "Major Properties" - "101 Second Street," " 55 Second Street," "Cousins/Daniel, LLC," "One Georgia Center," "Charlotte Gateway Village, LLC," "Ten Peachtree Place," "CP Venture Two LLC," and "CP Venture Two LLC and CP Venture Three LLC" where these ventures' preferences and/or terms are discussed.
(10) See "Item 1, Subsequent Event" for information concerning the termination of the Cable and Wireless lease effective January 31, 2003.
(11) 55 Second Street and Emory Crawford Long Medical Office Tower became partially operational for financial reporting purposes in February 2002. Thus, economic occupancy does not include a full year of operations.
(12) AT&T Wireless Services Headquarters and Cerritos Corporate Center - Phase II are located on a total of 9 acres which are subject to a ground lease expiring in 2034, with an option to renew through 2087.
(13) 333 John Carlyle and 1900 Duke Street were financed together as one non-recourse mortgage note payable. Until certain events occur, this mortgage note is cross-defaulted with the note referred to in Note 14.
(14) 333 North Point Center East and 555 North Point Center East were financed together as one non-recourse mortgage note payable. Until certain events occur, this mortgage note is cross-defaulted with the note referred to in
      Note 13.
(15) On January 14, 2003, Regus Business Centre filed Chapter 11 bankruptcy. To date this lease has not been assumed or rejected. (16) 5,448 square feet of the Manhattan Associates lease expires in 2005; 7,208 square feet of the Life Office Management Associates lease expires in 2008.
(17) IBM has the right to terminate its lease on 69,108 square feet at 3200 Windy Hill Road in 2004 upon the payment of a termination fee.
(18) Georgia-Pacific Corporation has the right to terminate its lease in 2007, upon payment of a cancellation penalty. Additionally, Georgia-Pacific Corporation has the option to purchase the building on its lease expiration date for a price of $33,750,000.
(19) See "Major Properties" - "Wildwood Office Park" where the accounting for the 3100 Windy Hill Road Building is discussed.
(20) See "Item 1, Significant Changes in 2002, Financings" where debt on Bank of America Plaza is discussed.
(21) Paul Hastings has a cancellation right on 12,812 square feet and 20,574 square feet of this lease of Bank of America Plaza in 2005 and 2006, respectively.
(22) UBS PaineWebber has the right to terminate its lease in 2008, upon payment of a cancellation penalty. (
23) Domtar has the right to terminate its lease in 2004 with six months notice.
24) Charles Schwab & Co., Inc. has the right to terminate its lease with respect to either 50% or all of the space in either or both of Buildings III and IV in 2009, upon 14 months notice and payment of a termination fee.
(25) 100 North Point Center East and 200 North Point Center East were financed together as one non-recourse mortgage note payable.
(26) Northside/Alpharetta I and II are located on 1 acre and 2 acres subject to ground leases, which expire in 2058 and 2060, respectively.
(27) 4,716 square feet, 12,532 square feet and 4,716 square feet of this lease of Northside/Alpharetta I expire in 2005, 2009 and 2011, respectively.
(28) 17,444 square feet and 10,754 square feet of this lease of Northside/Alpharetta II expire in 2009 and 2011, respectively. (29) 8,718 square feet of the Northside Hospital lease expires in 2008; 7,521 square feet of the Scottish Rite Hospital lease expires in 2004.
(30) Emory Crawford Long Medical Office Tower was developed on top of a building within the Crawford Long Hospital campus. The Company received a fee simple interest in the air rights above this building in order to develop the medical office tower.
(31) Presbyterian Medical Plaza at University is located on 1 acre which is subject to a ground lease expiring in 2057. (32) Novant Health, Inc. has the option to renew 23,359 square feet of this lease of Presbyterian Medical Plaza at University through
      2027, with the option to renew the balance through 2022.
(33)  This anchor tenant owns its own space.
(34) North Point MarketCenter includes approximately 4 outparcels which are ground leased to freestanding users. (35) Tenant has exercised an option to acquire the land on which tenant's store resides.

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

Wildwood Office Park
--------------------

         Wildwood Office Park is a 285 acre commercial development in Atlanta, Georgia, master planned by I.M. Pei, which includes eight office buildings containing 2,442,000 rentable square feet. The property is zoned for office, institutional, commercial and residential use. Approximately 104 acres in the park are owned by, or committed to be contributed to, Wildwood Associates (see below), including approximately 34 acres of land held for future development. The Company owns 100% of the 96 acre balance of the land available for future development. (See "Land Held for Investment or Future Development.")

        Located in Atlanta's northwest commercial district, just north of the Interstate 285/Interstate 75 intersection, Wildwood features convenient access to all of Atlanta's major office, commercial and residential districts. The Wildwood complex overlooks the Chattahoochee River and borders 1,200 acres of national forest, thus providing an urban office facility in a forest setting.

         Wildwood Associates. Wildwood Associates is a joint venture formed in 1985 between the Company and IBM. The Company and IBM each have a 50% interest in Wildwood Associates. At December 31, 2002, the Company's investment in Wildwood Associates and a related partnership, which included the cost of the land the Company is committed to contribute to Wildwood Associates, was a negative investment of approximately $37,565,000.

         Wildwood Associates owns the 3200 Windy Hill Road building (687,000 rentable square feet), the 2300 Windy Ridge Parkway building (635,000 rentable square feet), the 2500 Windy Ridge Parkway building (315,000 rentable square feet), the 4100 and 4300 Wildwood Parkway buildings (250,000 rentable square feet in total) and the 4200 Wildwood Parkway building (260,000 rentable square feet). As of December 31, 2002, 3200 Windy Hill Road was 95% leased, 2300 Windy Ridge Parkway was 88% leased, 2500 Windy Ridge Parkway was 89% leased and the remaining buildings were all 100% leased. Wildwood Associates also owns 14 acres leased to two banking facilities and five restaurants.

         Other Buildings in Wildwood Office Park. Wildwood Office Park also contains the 3301 Windy Ridge Parkway building, a 107,000 rentable square foot office building located on approximately ten acres which is wholly owned by the Company. The 3301 Windy Ridge Parkway Building was 100% leased as of December 31, 2002.

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

         Effective January 1, 1997, the IBM lease was extended eight years beyond its previous expiration, to November 30, 2006. Based on the economics of the lease, the Company will receive substantially all of the economic risks and rewards from the property through the term of the IBM lease. In addition, the Company will receive substantially all of the future economic risks and rewards from the property beyond the IBM lease because of the short term remaining on the land lease (seven years as of January 1, 1997) and the large mortgage note balance ($25.9 million as of January 1, 1997) that would have to be paid off, with interest, in that seven year period before the limited partnership would receive any significant benefit. Therefore, effective January 1, 1997, the $17,005,000 balance of the mortgage note and land was reclassified to Operating Properties, and revenues and expenses (including depreciation) from that point forward have been recorded as if the building were owned by the Company.

North Point
-----------

         North Point is a mixed-use commercial development located in north central suburban Atlanta, Georgia, off of Georgia Highway 400, a six-lane state highway that runs from downtown Atlanta to the northern Atlanta suburbs. The Company owns either directly or through a venture arrangement approximately 134 and 221 acres located on the east and west sides, respectively, of Georgia Highway 400. Development had been mainly concentrated on the land located east of Georgia Highway 400 until July 1998 when the Company commenced construction of the first building, AtheroGenics, on the west side. Planning and infrastructure work has also begun for additional development on the west side property. The east side land surrounds North Point Mall, a 1.3 million square foot regional mall on a 100-acre site which the Company sold in 1988. The following describes the various components of North Point.

         North Point MarketCenter and Mansell Crossing Phase II. North Point MarketCenter, which was 100% leased as of December 31, 2002, is a 517,000 square foot retail power center (of which 401,000 square feet are owned in a venture) located adjacent to North Point Mall. Mansell Crossing Phase II, which was 100% leased as of December 31, 2002, is an approximately 103,000 square foot expansion of an existing retail power center, previously developed by the Company for a third party. These two centers are located on 49 and 13 acres of land, respectively, at North Point. Both of these properties were contributed to the Prudential venture in November 1998 (see Note 5).

         North Point Center East. The Company owns either directly or indirectly through a venture arrangement four office buildings located adjacent to North Point Mall and the retail properties discussed above. 100 North Point Center East and 200 North Point Center East, which were completed in 1995 and 1996, respectively, and contain 128,000 and 130,000 rentable square feet, respectively, were contributed to the Prudential venture in November 1998 (see
Note 5). 333 North Point Center and 555 North Point Center East, which were completed in 1998 and 2000, respectively, and contain 129,000 and 152,000 rentable square feet, respectively, are wholly owned by the Company. These four office buildings are located on 35 acres of land at North Point. 555 North Point Center East became partially operational for financial reporting purposes in February 2000. 100, 200, 333 and 555 North Point Center East were 70%, 47%, 93% and 91% leased, respectively, as of December 31, 2002.

         AtheroGenics. The Company owns directly the AtheroGenics building, an approximately 50,000 rentable square foot office and laboratory building located on a four-acre site on the west side of Georgia Highway 400. The AtheroGenics building was 100% leased as of December 31, 2002.

         Other North Point Property. Approximately 24 acres of the North Point land are ground leased in one to five acre sites to freestanding users. These 24 acres were 100% leased as of December 31, 2002.

         The remaining approximately 230 developable acres at North Point are wholly owned by the Company. Approximately 13 acres of this land are located on the east side of Georgia Highway 400 and are zoned for office use. Approximately 217 acres of the land are located on the west side of Georgia Highway 400 and are zoned for office, institutional and light industrial use. The Company has submitted a zoning request for a mixed use development, including residential, office and commercial as well as facilities for a performing arts center, assisted living, education and a community center. (See "Land Held for Investment or Future Development.")

Other Operational Office Properties
-----------------------------------

         Inforum. In June 1999, the Company acquired Inforum, a 990,000 rentable square foot office building in downtown Atlanta, Georgia, for $71 million by completing a tax-deferred exchange with the proceeds ($69 million) from the sale of the Company's 50% interest in Haywood Mall. Inforum was 96% leased as of December 31, 2002.

         101 Independence Center. In December 1996, the Company acquired 101 Independence Center, a 526,000 rentable square foot office building (including an underground parking garage and an adjacent parking deck) located at the intersection of Trade and Tryon Streets in the central business district of Charlotte, North Carolina. The acquisition included land upon which an approximately 535,000 rentable square foot building can be developed. 101 Independence Center was 98% leased as of December 31, 2002.

         101 Second Street. Cousins/Myers Second Street Partners, L.L.C., a venture formed in 1997 between the Company and Myers Second Street Company LLC ("Myers"), purchased approximately one acre of undeveloped land in downtown San Francisco, California upon which 101 Second Street, an approximately 387,000 rentable square foot office building was developed. 101 Second Street became partially operational for financial reporting purposes in April 2000. In August 2002, the 148,000 square foot lease with Arthur Andersen was terminated, and in September 2002, 88,000 square feet of this space was re-leased. This property was 83% leased as of December 31, 2002. Myers' economic rights are limited to development fees and certain incentive interests, which include a residual interest in the cash flow and capital proceeds. This venture is treated as a consolidated entity in the Company's financial statements.

         55 Second Street. In November 1999, the Company formed Cousins/Myers II, LLC, a venture with Myers Bay Area Company LLC ("Myers Bay"). The venture purchased approximately one acre of fully entitled undeveloped land in downtown San Francisco, California and began development of 55 Second Street, an approximately 379,000 rentable square foot office building. 55 Second Street became partially operational for financial reporting purposes in February 2002 and was 92% leased as of December 31, 2002. Effective January 31, 2003, a major tenant's lease on 158,000 square feet was terminated (see "Item 1, Business, Subsequent Event" and Note 10). Myers Bay's economic rights are limited to development fees and certain incentive interests, which include a residual interest in the cash flow and capital proceeds. The venture is treated as a consolidated entity in the Company's financial statements.

         AT&T Wireless Services Headquarters. On November 18, 1998, the Company entered into Commonwealth/Cousins I, LLC (the "Venture") with CommonWealth for the purpose of developing AT&T Wireless Services Headquarters, a 222,000 rentable square foot office building in suburban Los Angeles, California, which became partially operational for financial reporting purposes in September 1999 and was 100% leased as of December 31, 2002.

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

         Cerritos Corporate Center - Phase II. In June 2000, the Company commenced construction of Cerritos Corporate Center - Phase II, an approximately 105,000 rentable square foot office building in suburban Los Angeles, California, adjacent to the Company's AT&T Wireless Services Headquarters office building. Cerritos Corporate Center - Phase II became fully operational for financial reporting purposes in June 2001 and was 100% leased to AT&T Wireless Services as of December 31, 2002

         The Points at Waterview. In December 2000, the Company purchased The Points at Waterview, an approximately 201,000 rentable square foot office building in suburban Dallas, Texas. The purchase price was approximately $25.4 million which included an adjacent parcel of land on which a second building of approximately 60,000 rentable square feet can be developed. The Points at Waterview was 82% leased as of December 31, 2002.

         Cousins/Daniel, LLC. Cousins/Daniel, LLC ("Cousins/Daniel") was formed in 1997 between Cousins, Inc. (a wholly-owned subsidiary of Cousins) and Daniel Realty Company ("Daniel"). The purpose of this venture is to develop certain projects proposed by Daniel and selected by the Company. Daniel's economic rights are limited to development fees, leasing fees, management fees and certain incentive interests. These incentive interests include a residual interest in the cash flow and capital proceeds. All projects undertaken within the venture are pooled for purposes of calculating the aforementioned residuals. This venture is treated as a consolidated entity in the Company's financial statements.

         In June 1998, Cousins/Daniel acquired Lakeshore Park Plaza, an approximately 190,000 rentable square foot office building and also purchased the land for and commenced construction of 600 University Park Place, an approximately 123,000 rentable square foot office building which became partially operational for financial reporting purposes in June 2000. Both of these office buildings are located in Birmingham, Alabama, and were 82% and 95% leased, respectively, as of December 31, 2002.

         333 John Carlyle. In January 1998, the Company purchased the land for and commenced construction of 333 John Carlyle, an approximately 153,000 rentable square foot office building in suburban Washington, D.C. 333 John Carlyle became partially operational for financial reporting purposes in May 1999 and was 96% leased as of December 31, 2002.

         1900 Duke Street. In January 1999, the Company purchased the land for and commenced construction of 1900 Duke Street, an approximately 97,000 rentable square foot office building in suburban Washington, D.C., which became partially operational for financial reporting purposes in October 2000 and was 100% leased as of December 31, 2002.

         615 Peachtree Street. In August 1996, the Company acquired 615 Peachtree Street, a 148,000 rentable square foot 12-story downtown Atlanta office building, located across from Bank of America Plaza. 615 Peachtree Street was 91% leased as of December 31, 2002.

         One Georgia Center. In December 2000, CP Venture Three LLC (see Note 5) acquired One Georgia Center, an approximately 363,000 rentable square foot office building in midtown Atlanta, Georgia. The purchase price of the building was approximately $35.8 million, which included an adjacent parcel of land upon which an approximately 350,000 rentable square foot building can be developed. One Georgia Center was 78% leased as of December 31, 2002.

         Bank of America Plaza. Bank of America Plaza is a 55-story, approximately 1.3 million rentable square foot office tower designed by Kevin Roche and is located on approximately 4 acres of land between the midtown and downtown districts of Atlanta, Georgia. The building, which was completed in 1992, was 100% leased as of December 31, 2002. An affiliate of Bank of America leases approximately 46% of the rentable square feet. Bank of America Plaza was developed by CSC Associates, L.P. ("CSC"), a joint venture formed by the Company and a wholly-owned subsidiary of Bank of America, each as 50% partners.

         CSC's net income or loss and cash distributions are allocated to the partners based on their percentage interests (50% each). At December 31, 2002, the Company's investment in CSC was approximately $84,133,000.

         Charlotte Gateway Village, LLC ("Gateway"). On December 14, 1998, the Company and a wholly-owned subsidiary of Bank of America Corporation formed Gateway for the purpose of developing and owning Gateway Village, an approximately 1.1 million rentable square foot office building complex in downtown Charlotte, North Carolina. Construction of Gateway Village commenced in July 1998. The project, which is 100% leased to Bank of America Corporation with a term of 15 years, became partially operational for financial reporting purposes in November 2000. Gateway's net income or loss and cash distributions are allocated to the members as follows: first to the Company so that it receives a cumulative compounded return equal to 11.46% on its capital contributions, second to a wholly-owned subsidiary of Bank of America Corporation until it has received an amount equal to the aggregate amount distributed to the Company, and then 50% to each member. At December 31, 2002, the Company had an investment in Gateway of approximately $10,655,000.

         Cousins LORET Venture, L.L.C.("Cousins LORET"). Effective July 31, 1997, Cousins LORET was formed between the Company and LORET Holdings, L.L.L.P. ("LORET"), each as 50% members. LORET contributed Two Live Oak Center, a 279,000 rentable square foot office building located in Atlanta, Georgia, which was renovated in 1997, and was 80% leased as of December 31, 2002. LORET also contributed an adjacent four-acre site on which construction of The Pinnacle, a 424,000 rentable square foot office building, commenced in August 1997 and was completed in November 1998. The Pinnacle was 98% leased as of December 31, 2002. The Company contributed $25 million of cash to Cousins LORET to match the value of LORET's agreed-upon equity. At December 31, 2002, the Company had an investment in Cousins LORET of approximately $6,599,000.

         285 Venture, LLC. In March 1999, the Company and a commingled trust fund advised by J.P. Morgan Investment Management Inc. (the "J.P. Morgan Fund") formed 285 Venture, LLC, each as 50% partners, for the purpose of developing 1155 Perimeter Center West, an approximately 362,000 rentable square foot office building complex in Atlanta, Georgia. 1155 Perimeter Center West became partially operational for financial reporting purposes in January 2000 and was 99% leased as of December 31, 2002. The J.P. Morgan Fund contributed the approximately six-acre site upon which 1155 Perimeter Center West was developed. The land had an agreed-upon value of approximately $5.4 million which the Company matched with a cash contribution. At December 31, 2002, the Company's investment in 285 Venture, LLC was approximately $31,031,000.

         Ten Peachtree Place. Ten Peachtree Place is a 20-story, 260,000 rentable square foot office building located in midtown Atlanta, Georgia. Completed in 1991, this structure was designed by Michael Graves and was 100% leased to Coca-Cola through November 30, 2001. Ten Peachtree Place was 100% leased as of December 31, 2002. Approximately four acres of adjacent land, currently used for surface parking, are available for future development of an approximately 400,000 square foot office building or a 350-unit apartment complex.

         Ten Peachtree Place is owned by Ten Peachtree Place Associates ("TPPA"), a general partnership between the Company (50%) and a wholly-owned subsidiary of Coca-Cola (50%). The partnership acquired the property in 1991 for a nominal cash investment, subject to a ten-year purchase money note. The TPPA partnership agreement generally provides that each partner is entitled to receive 50% of cash flows from operating activities, net of note principal amortization, through the ten-year term of the Coca-Cola lease. After the expiration of the Coca-Cola lease, in accordance with the partnership agreement, each partner must contribute on a 50% basis capital contributions needed for tenant improvements and leasing commissions related to the releasing of the building, as well as to fund any operating deficits. The cash flows from operating activities, net of note principal amortization, will be used first to repay these capital contributions plus 8% interest to each partner on a 50% basis. After these capital contributions plus 8% interest are repaid in full, the Company and its partner are entitled to receive 15% and 85% of the cash flows (including any sales proceeds), respectively, until the two partners have received a combined distribution of $15.3 million. Thereafter, each partner is entitled to receive 50% of cash flows. At December 31, 2002, the Company had an investment in Ten Peachtree Place Associates of approximately $4,262,000.

         CC-JM II Associates. This joint venture was formed in 1994 between the Company and an affiliate of CarrAmerica Realty Corporation, each as 50% general partners, to develop and own John Marshall-II, a 224,000 square foot office building in suburban Washington, D.C. The building is 100% leased until 2011 to Booz-Allen & Hamilton, an international consulting firm, as a part of its corporate headquarters campus. At December 31, 2002, the Company had an investment in CC-JM II Associates of approximately $2,204,000.

         CPI/FSP I, L.P. In May 2000, CPI/FSP I, L.P., a 50% limited partnership, was formed. 50% of the venture is owned by the Company through a general partnership, Cousins Austin GP, Inc. (1%), and a limited partnership, Cousins Austin, Inc. (49%). The remaining 50% is owned by a general partnership, Fifth Street Properties - Austin, LLC (1%), and a limited partnership, Fifth Street Properties - Austin Investor, LLC (49%), which are both owned by CommonWealth Pacific LLC and CalPERS. CPI/FSP I, L.P. developed Austin Research Park - Buildings III and IV, two approximately 174,000 and 184,000 rentable square foot office buildings, respectively, in Austin, Texas, which became partially operational for financial reporting purposes in June 2001 and September 2001, respectively. Both buildings were 100% leased as of December 31, 2002. Additionally, the venture owns an adjacent six-acre parcel of land for future development of an approximately 175,000 rentable square foot office building. At December 31, 2002, the Company had an investment in CPI/FSP I, L.P. of approximately $25,277,000.

         CP Venture Two LLC. On November 12, 1998, the Company entered into a venture agreement with Prudential. On such date the Company contributed its interest in nine properties to the venture and Prudential contributed cash (see
Note 5). The nine properties contributed included four office properties, 100 and 200 North Point Center East as discussed above, First Union Tower and Grandview II, and one medical office property, Presbyterian Medical Plaza at University. First Union Tower is an office building containing approximately 323,000 rentable square feet, located on one acre of land in downtown Greensboro, North Carolina. First Union Tower was 66% leased as of December 31, 2002. Grandview II is an approximately 149,000 rentable square foot office building in Birmingham, Alabama, which was owned by Cousins/Daniel, LLC prior to being contributed. Grandview II was 100% leased as of December 31, 2002. Presbyterian Medical Plaza at University, an approximately 69,000 rentable square foot medical office building in Charlotte, North Carolina, was 100% leased as of December 31, 2002. See "Other Retail Properties" where retail properties contributed to the Prudential venture are discussed.

         One Ninety One Peachtree Tower. One Ninety One Peachtree Tower is a 50-story, office tower located in downtown Atlanta, Georgia that was completed in December 1990. One Ninety One Peachtree Tower, which contains 1.2 million rentable square feet, was designed by John Burgee Architects, with Phillip Johnson as design consultant.

         One Ninety One Peachtree Tower was developed on approximately 2 acres of land, of which approximately 1.5 acres is owned and approximately one-half acre under the parking facility is leased for a 99-year term expiring in 2087 with a 99-year renewal option. One Ninety One Peachtree Tower was 97% leased as of December 31, 2002.

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

         Through C-H Associates, CREC received 50% of the development fees from the One Ninety One Peachtree Tower project. In addition, CREC owns a 50% interest in two general partnerships which received fees from leasing and managing the One Ninety One Peachtree Tower project. In December 2002, CREC contributed its interest in C-H Associates to Cousins Texas LLC.

         The One Ninety One Peachtree Tower project was funded substantially by debt until March 1993, at which time the predecessor owner contributed equity in the amount of $145,000,000 which repaid approximately one-half of the debt. Subsequent to the equity contribution, C-H Associates received a priority distribution of $250,000 per year (of which CREC was entitled to receive $112,500) for seven years beginning in 1993 and ending in 2000. The equity contributed is entitled to a preferred return at a rate increasing over the first 14 years from 5.5% to 11.5% (payable after CREC's priority return); at December 31, 2002, the cumulative undistributed preferred return was $18,162,399. After Equity Office Properties Trust recovers its preferred return, the partners share in any operating cash flow distributions in accordance with their percentage interests. The project is subject to long-term debt of approximately $140,433,713 at December 31, 2002. At December 31, 2002, the Company had a negative investment of approximately $91,000 in the One Ninety One Peachtree Tower project.


Operational Medical Office Properties
-------------------------------------

         Medical Office Properties. In June 1998, the Company acquired Northside/Alpharetta I, an approximately 103,000 rentable square foot medical office building in suburban Atlanta, Georgia. Northside/Alpharetta I was 93% leased as of December 31, 2002. Northside/Alpharetta II, an approximately 198,000 rentable square foot medical office building in suburban Atlanta, Georgia, was 79% leased as of December 31, 2002. Additionally, Meridian Mark Plaza, an approximately 161,000 rentable square foot medical office building in Atlanta, Georgia, was 100% leased as of December 31, 2002.

         Crawford Long - CPI, LLC. In October 1999, the Company formed Crawford Long - CPI, LLC with Emory University, each as 50% partners, for the purpose of developing and owning the Emory Crawford Long Medical Office Tower, an approximately 358,000 rentable square foot medical office building located in midtown Atlanta, Georgia. This property became partially operational for financial reporting purposes in February 2002 and was 85% leased as of December 31, 2002. At December 31, 2002, the Company had an investment in Crawford Long - CPI, LLC of approximately $25,434,000.

Office Properties Under Development
-----------------------------------

         Congress at Fourth. In January 2001, the Company acquired approximately two acres of land for approximately $12,500,000 in Austin, Texas and began development of Congress at Fourth, an approximately 525,000 rentable square foot office building which was 33% leased as of December 31, 2002.

Other Retail Properties
-----------------------

         Operational Retail Properties. The Company owns four retail centers which were fully operational for financial reporting purposes as of December 31, 2002. Perimeter Expo is an approximately 291,000 square foot retail power center (of which the Company owns approximately 176,000 square feet) in Atlanta, Georgia which was 92% leased (Company owned) as of December 31, 2002. Presidential MarketCenter is an approximately 490,000 square foot retail power center (of which the Company owns approximately 374,000 square feet) in suburban Atlanta, Georgia, which was 100% leased (Company owned) as of December 31, 2002. The Avenue East Cobb is an approximately 225,000 square foot open-air retail specialty center in suburban Atlanta, Georgia. The Avenue East Cobb was 100% leased as of December 31, 2002. The Avenue of the Peninsula is an approximately 375,000 square foot open-air retail specialty center in Rolling Hills Estates, California, in the greater Los Angeles metropolitan area. The Avenue of the Peninsula became partially operational for financial reporting purposes in May 2000 and was 91% leased as of December 31, 2002.

         CP Venture Two LLC and CP Venture Three LLC. In November 1998, the Company contributed both Greenbrier MarketCenter and Los Altos MarketCenter, in addition to North Point MarketCenter and Mansell Crossing II (see "North Point" discussion), to the aforementioned Prudential venture (see Note 5). Greenbrier MarketCenter is an approximately 493,000 square foot retail power center located in Chesapeake, Virginia, which was 100% leased as of December 31, 2002. Los Altos MarketCenter is an approximately 258,000 square foot retail power center (of which the Prudential venture owns 157,000 square feet) located in Long Beach, California, which was 100% leased as of December 31, 2002.

         Mira Mesa MarketCenter, an approximately 480,000 square foot retail power center in suburban San Diego, California, became partially operational for financial reporting purposes in April 2000. Mira Mesa MarketCenter is owned by CP Venture Three LLC (see Note 5) and was 100% leased as of December 31, 2002. The Avenue Peachtree City, an approximately 169,000 square foot open-air retail specialty center in suburban Atlanta, Georgia, became partially operational for financial reporting purposes in April 2001. The Avenue Peachtree City is also owned by CP Venture Three LLC (see Note 5) and was 98% leased as of December 31, 2002.

         Brad Cous Golf Venture, Ltd. Effective January 31, 1998, the Company formed the Brad Cous Golf Venture, Ltd. with W.C. Bradley Co., each as 50% partners, for the purpose of developing and owning The Shops at World Golf Village, an approximately 80,000 square foot retail center located adjacent to the PGA Hall of Fame in St. Augustine, Florida. The Shops at World Golf Village was 74% leased as of December 31, 2002. At December 31, 2002, the Company had an investment in Brad Cous Golf Venture, Ltd. of approximately $5,767,000.

         Retail Properties Sold. In October 2002, the Company sold Salem Road Station, an approximately 67,000 square foot retail center in suburban Atlanta, Georgia. See "Item 1, Business, Significant Changes in 2002, Retail Division" and Note 8.

Retail Properties Under Development
-----------------------------------

         The Avenue West Cobb. In August 2002, the Company purchased approximately 22 acres of land for approximately $4,945,000 and began development of The Avenue West Cobb, an approximately 206,000 square foot specialty retail center in suburban Atlanta, Georgia. This center was 28% leased as of December 31, 2002.

         The Shops of Lake Tuscaloosa. In December 2002, the Company purchased approximately 12 acres of land for approximately $1,911,000 and began developing The Shops of Lake Tuscaloosa, an approximately 70,000 square foot center in Tuscaloosa, Alabama. This center will be anchored by a Publix supermarket and was 63% leased as of December 31, 2002. Residential Lots Under Development

         As of December 31, 2002, CREC and Temco Associates owned the following parcels of land which are being developed into residential communities ($ in thousands):

                                                      Estimated
                                                     Total Lots                                          Purchase
                                        Initial        on Land                                             Money
                                         Year         Currently       Lots       Remaining    Carrying     Debt
            Description                Acquired       Owned (1)   Sold to Date     Lots        Value      Balance
            -----------                --------       ---------   ------------   ---------    --------   ---------

         CREC
         ----
         Callaway Gardens
           Harris County
           Pine Mountain, GA             2002            141             -          141        $ 2,358    $1,760
         Echo Mill
           West Cobb County
           Suburban Atlanta, GA          1994            541           541            -           (192)         -
         River's Call
           East Cobb County
           Suburban Atlanta, GA        1971-1989         108            10           98          5,237         43
         The Lakes at Cedar Grove
           Fulton County
           Suburban Atlanta, GA          2001            928           136          792         12,697      1,450
                                                       -----           ---        -----        -------     ------

              Total                                    1,718           687        1,031        $20,100     $3,253
                                                       =====           ===        =====        =======     ======

         Temco Associates
         ----------------
         Bentwater
           Paulding County
           Suburban Atlanta, GA          1998          1,669(2)        847          822        $17,861     $    -
                                                       ========        ===        =====        =======     ======

(1) Includes lots sold to date.
(2) See discussion of Temco Associates below.

Land Held for Investment or Future Development
----------------------------------------------

         As of December 31, 2002, the Company owned or controlled the following significant land holdings either directly or indirectly through venture arrangements, and this land was not subject to any debt. The Company intends to convert these land holdings to income-producing assets but may sell portions of land holdings if opportunities arise at favorable prices before development is feasible.

                                                            Developable               Company's     Adjusted
                                                             Land Area  Joint Venture Ownership       Cost
Description, Location and Zoned Use           Year Acquired (Acres)(1)     Partner    Interest  ($ in thousands)
-----------------------------------           ------------- ----------- ------------- --------- ----------------

Wildwood Land
   Suburban Atlanta, Georgia
     Office and Commercial                      1971-1989        96          N/A         100%      $ 4,802
     Office and Commercial                      1971-1982        34          IBM          50%      $ 9,008(2)

North Point Land
   (Georgia Highway 400 & Haynes Bridge Road) (3)
   Suburban Atlanta, Georgia
     Office and Commercial - East               1970-1985        13          N/A         100%      $   956
     Office and Commercial - West (4)           1970-1985       217          N/A         100%      $ 8,055

Ridenour Land
   Suburban Atlanta, Georgia                    2002              8          N/A         100%      $ 2,533

Salem Road Station
   Suburban Atlanta, Georgia
     Retail Outparcel                           2000              2          N/A         100%      $   286

Temco Associates
   (Paulding County)
   Suburban Atlanta, Georgia                    1991             (5)    Temple-Inland     50%      $17,861
                                                                          Inc. (6)

(1)  Based upon management's current estimates.
(2) For the portion of the Wildwood Office Park land owned by a joint venture, the cost shown is what the cost would be if the venture's land cost were adjusted downward to the Company's lower basis in the land it contributed to the venture. The adjusted cost excludes building predevelopment costs, net, of $1,042,000.
(3)  The North Point property is located both east and west of Georgia Highway
     400. See "Major Properties, North Point" for a description of the development in this area.
(4) The Company has submitted a zoning request for a mixed-use development, including residential, office and commercial, as well as facilities for a performing arts center, assisted living, education and a community center.
(5) See "Temco Associates" discussion below. (6) Joint venture partner is an affiliate of the entity shown.

         In addition, the Company owned, directly or indirectly, the following land parcels located adjacent to operating properties discussed above. The basis of each of these building pads is included in the basis of the operating properties in the Company's consolidated financial statements or the applicable joint venture's financial statements.




                                                   Potential Office Building
                                                         Square Footage
                                                   -------------------------

                  101 Independence Center                   535,000
                  Ten Peachtree Place                       400,000 (1)
                  One Georgia Center                        350,000
                  Austin Research Park (2)                  175,000
                  The Points at Waterview                    60,000

                  (1) This building pad will accommodate the above noted office building or a 350-unit apartment complex.
                  (2) Owned by CPI/FSP I, L.P.

         Temco Associates. Temco Associates was formed in March 1991 as a partnership between CREC (50%) and a subsidiary of Temple-Inland Inc. (50%). Temco Associates has an option through March 2006, with no carrying costs, to acquire the fee simple interest in approximately 7,500 acres in Paulding County, Georgia (northwest of Atlanta, Georgia). The partnership also has an option to acquire interests in a timber rights only lease covering approximately 22,000 acres. This option also expires in March 2006, with the underlying lease expiring in 2025. The options may be exercised in whole or in part over the option period, and the option price of the fee simple land was $1,107 per acre at January 1, 2002, escalating at 6% on January 1 of each succeeding year during the term of the option.

         During 2002, 2001 and 2000, approximately 1,595, 487 and 734 acres, respectively, of the option related to the fee simple interest were exercised. In 2002, approximately 607 acres were simultaneously sold for gross profits of $1,005,000 and approximately 78 acres were held for sale under three-year options to two third parties. Approximately three acres were sold in 2002 for gross profits of $336,000, which were a component of the 13 acres purchased in 2000 that were being held for sale or future development. Also, in 2002, approximately 281 acres were acquired for additional phases of the Bentwater residential community and approximately 629 acres were acquired and are being held for a future development in Paulding County. In 2001, approximately 359 acres were simultaneously sold for gross profits of $1,902,000 and approximately 128 acres were held for sale under a three-year option to a third party. Approximately two acres were sold in 2001 for gross profits of $291,000, which were a component of the 13 acres purchased in 2000 that were being held for sale or future development. In 2000, approximately 461 acres were simultaneously sold for gross profits of $1,546,000, 13 acres are being held for sale or future development (of which approximately 3 and 2 acres were sold in 2002 and 2001, respectively, as noted above) and approximately 260 acres were acquired for the development of the Bentwater residential community. Approximately 1,669 lots will be developed within Bentwater on an approximate total of 1,290 acres. Temco Associates sold 289, 233 and 219 lots within Bentwater in 2002, 2001 and 2000, respectively.

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


Supplemental Financial and Leasing Information
----------------------------------------------

         Depreciation and amortization, net of minority interest's share, include the following components for the years ended December 31, 2002 and 2001
($ in thousands):
                                             2002                                       2001
                            -------------------------------------      --------------------------------------
                                            Share of                                    Share of
                                         Unconsolidated                              Unconsolidated
                            Consolidated Joint Ventures     Total      Consolidated  Joint Ventures     Total
                            ------------ --------------     -----      ------------  --------------     -----


Furniture, fixtures and
   equipment                   $ 2,122       $     9       $ 2,131        $ 1,485        $    52       $ 1,537
Goodwill and specifically
   identifiable intangible
   assets                           26            --            26            681             --           681
Building (including tenant
   first generation)            50,370        17,305        67,675         38,727         15,357        54,084
Tenant second generation         2,327           777         3,104          3,964            744         4,708
                               -------       -------       -------        -------        -------       -------
                               $54,845       $18,091       $72,936        $44,857        $16,153       $61,010
                               =======       =======       =======        =======        =======       =======

         Exclusive of new developments and purchases of furniture, fixtures and equipment, the Company had the following capital expenditures for the years ended December 31, 2002 and 2001, including its share of unconsolidated joint ventures ($ in thousands):
                                      2002                       2001
                            ------------------------    ------------------------
                             Office  Retail   Total     Office  Retail    Total
                            -------  ------  -------     ------  ------   ------

   Second generation
     related costs          $11,348   $456   $11,804    $3,292    $290    $3,582
   Building improvements        888    296     1,184     2,484       7     2,491
                            -------   ----   -------    ------    ----    ------
       Total                $12,236   $752   $12,988    $5,776    $297    $6,073
                            =======   ====   =======    ======    ====    ======

Item 3.           Legal Proceedings
-----------------------------------

         No material legal proceedings are presently pending by or against the Company.

Item 4.     Submission of Matters to a Vote of Security Holders
---------------------------------------------------------------

     No matter was submitted for a vote of the security holders during the fourth quarter of the Registrar's fiscal year ended
December 31, 2002.

Item X.     Executive Officers of the Registrant
------------------------------------------------

         The Executive Officers of the Registrant as of the date hereof are as follows:
                  Name                  Age            Office Held
                  ----                  ---            -----------

         Thomas G. Cousins               71      Chairman of the Board of
                                                   Directors
         Thomas D. Bell, Jr.             53      President, Chief Executive
                                                   Officer and Vice Chairman
                                                   of the Board of Directors
         Daniel M. DuPree                56      Vice Chairman of the Company
         R. Dary Stone                   49      Vice Chairman of the Company
         Tom G. Charlesworth             53      Executive Vice President, Chief
                                                   Financial Officer and Chief
                                                   Investment Officer
         James A. Fleming                44      Senior Vice President, General
                                                   Counsel and Secretary
         Craig B. Jones                  52      Senior Vice President and
                                                   President of the Office
                                                   Division
         John S. McColl                  40      Senior Vice President - Office
                                                    Division
         Joel T. Murphy                  44      Senior Vice President and
                                                   President of the Retail
                                                   Division

Family Relationships:
---------------------

         Lillian C. Giornelli, Mr. Cousins' daughter, is a director of the Company. Hugh L. McColl, Jr., John S. McColl's father, is a director of the Company. There are no other family relationships among the current Executive Officers or Directors.

Term of Office:
---------------

         The term of office for all officers expires at the annual stockholders' meeting, but the Board has the power to remove any officer at any time.

Business Experience:
--------------------

         Mr. Cousins has served as Chairman of the Board of the Company since inception. He was also the Chief Executive Officer of the Company from inception until January 2002. Mr. Cousins is also Director Emeritus of Total System Services, Inc.; Trustee Emeritus of Emory University; Trustee of the High Museum of Art; Member of the Board of Georgia Research Alliance and Chairman and Trustee of the CF Foundation.

         Mr. Bell has served as the President and Chief Executive Officer of the Company since January 2002. He is also Vice Chairman of the Board and Chairman of the Executive Committee, having served in these capacities since June 2000. He was a Special Limited Partner with Forstmann Little & Co. from January 2001 until January 2002. He was Worldwide Chairman and Chief Executive Officer of Young & Rubicam, Inc. from January 2000 to November 2000; President and Chief Operating Officer of Young & Rubicam, Inc. from August 1999 to December 1999; and Chairman and Chief Executive Officer of Young & Rubicam Advertising from September 1998 to August 1999. He was President and Chief Executive Officer of Burson-Marsteller from May 1995 to September 1998. Mr. Bell is also a director of Lincoln Financial Group, McLeod USA, Credit Suisse Group, Regal Entertainment and the United States Chamber of Commerce.

         Mr. DuPree rejoined the Company in March 2003 as Vice Chairman of the Company. During his previous tenure with the Company from October 1992 until April 2001, he became Senior Vice President in April 1993, Senior Executive Vice President in April 1995 and President and Chief Operating Officer in November 1995. From September 2002 until February 2003, Mr. DuPree was Chief Executive Officer of Barry Real Estate Companies, a privately held development firm. From 1984 to 1992, he was President and Chief Executive Officer of New Market Companies, Inc. and affiliates.

         Mr. Stone joined the Company in June 1999 as President of Cousins Stone LP, a venture in which the Company purchased a 50% interest in June 1999. In July 2000, the Company purchased an additional 25% interest in Cousins Stone LP and in February 2001, the Company purchased the remaining 25% interest. The name Cousins Stone LP was changed to Cousins Properties Services LP in August 2001. Mr. Stone was President and Chief Operating Officer of the Company from February 2001 to January 2002 and has been a Director of the Company since 2001. Effective January 2002, he relinquished the positions of President and Chief Operating Officer and assumed the position of President - Texas. In February 2003 he became Vice Chairman of the Company. Prior to June 1999, and since at least January 1998, he was founder and President of the predecessor to Cousins Stone LP, Faison-Stone.

         Mr. Charlesworth joined the Company in October 1992 and became Senior Vice President, Secretary and General Counsel in November 1992 and Executive Vice President and Chief Investment Officer in January 2001. He became Chief Financial Officer in February 2003. Prior to 1992 he worked for certain affiliates of Thomas G. Cousins as Chief Financial Officer and Legal Counsel.

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

                                     PART II
                                     -------

Item 5.     Market for Registrant's Common Stock and Related Stockholder Matters
--------------------------------------------------------------------------------

         The information concerning the market prices for the Registrant's common stock and related stockholder matters appearing under the caption "Market and Dividend Information" and "About Your Dividends" in the Registrant's 2002 Annual Report to Stockholders is incorporated herein by reference.

Item 6.     Selected Financial Data
-----------------------------------

         The information appearing under the caption "Five Year Summary of Selected Financial Data" in the Registrant's 2002 Annual Report to Stockholders is incorporated herein by reference.

Item 7.     Management's Discussion and Analysis of Financial Condition and
---------------------------------------------------------------------------
            Results of Operations
            ---------------------

         "Management's Discussion and Analysis of Financial Condition and Results of Operations," which appears in the Registrant's 2002 Annual Report to Stockholders, is incorporated herein by reference.

Item 7A.    Quantitative and Qualitative Disclosure about Market Risk
---------------------------------------------------------------------

         "Quantitative and Qualitative Disclosures about Market Risk," which appears in the Registrant's 2002 Annual Report to Stockholders, is incorporated herein by reference.

Item 8.     Financial Statements and Supplementary Data
-------------------------------------------------------

         The Consolidated Financial Statements and Notes to Consolidated Financial Statements of the Registrant and Independent Auditors' Report which appear in the Registrant's 2002 Annual Report to Stockholders are incorporated herein by reference.

         The information appearing under the caption "Selected Quarterly Financial Information (Unaudited)" in the Registrant's 2002 Annual Report to Stockholders is incorporated herein by reference.

         Other financial statements and financial statement schedules required under Regulation S-X are filed pursuant to Item 15 of Part IV of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and
-----------------------------------------------------------------------
        Financial Disclosure
        --------------------

         In June 2002 the Board of Directors of the Registrant, upon recommendation of its Audit Committee, ended the engagement of Arthur Andersen LLP ("Arthur Andersen") as the Company's independent public accountants and engaged Deloitte & Touche LLP ("Deloitte") to serve as the Registrant's independent public accountants for the fiscal year ended December 31, 2002. As discussed in the Registrant's Form 8-K dated June 7, 2002, there were no disagreements with or reportable events concerning Arthur Andersen, and the Registrant had not engaged Deloitte in any consultation.

                                    PART III
                                    --------

Item 10.    Directors and Executive Officers of the Registrant
--------------------------------------------------------------

         The information concerning the Directors and Executive Officers of the Registrant that is required by this Item 10, except that which is presented in
Item X in Part I above, is included under the captions "Directors and Executive Officers of the Company" and "Section 16(A) Beneficial Ownership Reporting Compliance" in the Proxy Statement dated March 25, 2003 relating to the 2003 Annual Meeting of the Registrant's Stockholders, and is incorporated herein by reference.

Item 11.    Executive Compensation
----------------------------------

         The information concerning executive compensation required by this Item 11 is included under the captions "Executive Compensation" (other than the Committee Report on Compensation) and "Compensation of Directors" in the Proxy Statement dated March 25, 2003 relating to the 2003 Annual Meeting of the Registrant's Stockholders, and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and
------------------------------------------------------------------------------
            Related Stockholder Matters
            ---------------------------

         The information concerning security ownership of certain beneficial owners and management required by this Item 12 is included under the captions "Directors and Executive Officers of the Company," "Principal Stockholders" and "Equity Compensation Plan Information" in the Proxy Statement dated March 25, 2003 relating to the 2003 Annual Meeting of the Registrant's Stockholders, and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions
----------------------------------------------------------

         The information concerning certain relationships and related transactions required by this Item 13 is included under the caption "Certain Transactions" in the Proxy Statement dated March 25, 2003 relating to the 2003 Annual Meeting of the Registrant's Stockholders, and is incorporated herein by reference.

Item 14.    Controls and Procedures
-----------------------------------

         Within the 90 days prior to the date of this annual report, the Company, under the supervision of the Chief Executive Officer and Chief Financial Officer and with the participation of the Company's management, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic Securities and Exchange Commission filings. No significant changes were made in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                                     PART IV
                                     -------

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K
----------------------------------------------------------------------------

(a)     1.    Financial Statements
              --------------------
              A.    The following Consolidated Financial Statements of the
                    Registrant, together with the applicable Independent Auditors' Report, are contained in the Registrant's 2002 Annual Report to Stockholders and are incorporated herein by reference:

                                                                   Page Number
                                                                in Annual Report
                                                                ----------------

                    Consolidated Balance Sheets -
                       December 31, 2002 and 2001                     19
                    Consolidated Statements of Income
                       for the Years Ended
                       December 31, 2002, 2001 and 2000               20
                    Consolidated Statements of Stockholders'
                       Investment for the Years Ended
                       December 31, 2002, 2001 and 2000               21
                    Consolidated Statements of Cash Flows
                       for the Years Ended December 31,
                       2002, 2001 and 2000                            22
                    Notes to Consolidated Financial Statements
                       December 31, 2002, 2001 and 2000          23 through 44
                    Independent Auditors' Report                      45




              B. The following Financial Statements, together with the applicable Report of Independent Auditors, of CSC Associates, L.P., a joint venture of the Registrant meeting the criteria for a significant subsidiary under the rules and regulations of the Securities and Exchange Commission, are filed as a part of this report.

                                                                   Page Number
                                                                  in Form l0-K
                                                                  ------------

                    Report of Independent Auditors                    F-1
                    Balance Sheets - December 31, 2002
                      and 2001                                        F-2
                    Statements of Operations for the
                       Years Ended December 31, 2002,
                       2001 and 2000                                  F-3
                    Statements of Partners' Capital for
                       the Years Ended December 31, 2002,
                       2001 and 2000                                  F-4
                    Statements of Cash Flows for the Years Ended
                       December 31, 2002, 2001 and 2000               F-5
                    Notes to Financial Statements
                       December 31, 2002, 2001 and 2000        F-6 through F-10

Item 15.    Continued
---------------------

        2.    Financial Statement Schedules
        -----------------------------------

              The following financial statement schedules, together with the applicable report of independent public accountants are filed as a part of this report.
                                                                  Page Number
                                                                 in Form l0-K
                                                                 ------------

                    A. Cousins Properties Incorporated and
                         Consolidated Entities:
                           Independent Auditors' Report on
                             Supplemental Schedule                   S-9
                           Schedule III- Real Estate and
                             Accumulated Depreciation -
                             December 31, 2002                 S-10 through S-15


                    B. CSC Associates, L.P.
                         Schedule III- Real Estate and
                         Accumulated Depreciation -
                         December 31, 2002                           F-11

NOTE: Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

Item 15.    Continued
---------------------

        3.    Exhibits
        --------------

              3(a)(i) Restated and Amended Articles of Incorporation of Registrant, as amended August 9, 1999, filed as
                             Exhibit 3.1 in the Registrant's Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference.

              3(b) By-laws of Registrant, as amended April 29, 1993, filed as Exhibit 3.2 in the Registrant's Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference.

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

              10(a)(ii)      Cousins Properties Incorporated 1999 Incentive
                             Stock Plan, approved by the Stockholders on May 4,
                             1999, filed as Exhibit A to the Registrant's Proxy
                             Statement dated March 29, 1999; as amended and restated, approved by the Stockholders on December
                             28, 2000, filed as Exhibit A to the Registrant's
                             Proxy Statement dated December 1, 2000; as amended and restated, approved by the Stockholders on May
                             1, 2001, filed as Annex B in the Registrant's Proxy
                             Statement dated March 30, 2001; and as amended and restated, approved by the Stockholders on May 7, 2002, filed as Annex A in the Registrant's Proxy
                             Statement dated March 29, 2002, and incorporated herein by reference.

              10(b)(i) Cousins Properties Incorporated Profit Sharing Plan, as amended and restated effective as of January 1, 2002.

              10(b)(ii)      Cousins Properties Incorporated Profit Sharing
                             Trust Agreement as effective as of January 1, 1991.

              10(d) Cousins Properties Incorporated Stock Plan for Outside Directors, as approved by the Stockholders on April 29, 1997.

              10(e) Cousins Properties Incorporated Credit Agreement as of August 31, 2001 among Cousins Properties Incorporated, Banks (as defined), Bank of America, N.A., as Administrative Agent, Wachovia Bank, N.A., as Syndication Agent and each of Bank of America Securities LLC and Wachovia Securities, Inc., as Joint Lead Arrangers and Joint Book Managers, filed as Exhibit 10(e) to the Registrant's Form 10-K for the year ended December 31, 2001, and incorporated herein by reference.

Item 15.    Continued
---------------------

              11 Computation of Per Share Earnings. Data required by SFAS No. 128, "Earnings Per Share," is provided in Note 1 of the Consolidated Financial Statements of Registrant included in the Registrant's 2002 Annual Report to Stockholders, and incorporated herein by reference.

              13 Portions of the Annual Report to Stockholders for the year ended December 31, 2002 expressly incorporated by reference herein: Pages 19 through 58, and the information under the caption "Selected Quarterly Financial Information: on Page 59.

              21             Subsidiaries of the Registrant.

              23(a)          Consent of Independent Auditors (Deloitte & Touche
                             LLP).

              23(b)          Independent Auditor's Consent (Ernst & Young LLP).

              99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

              99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        (b)   Reports on Form 8-K.
        --------------------------

              There were no reports filed on Form 8-K in the quarter ended December 31, 2002.

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

                                   Cousins Properties Incorporated
                                   (Registrant)

Dated: March 25, 2003

                                   BY:    /s/ Tom G. Charlesworth
                                       ----------------------------------------
                                       Tom G. Charlesworth
                                       Executive Vice President, Chief Financial
                                       Officer and Chief Investment Officer
                                       (Duly Authorized Officer and Principal
                                       Financial and Accounting Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature                                Capacity                      Date
---------                                --------                      ----

Principal Executive Officer:
                                   President, Chief Executive     March 25, 2003
/s/ Thomas D. Bell, Jr.              Officer and Vice Chairman
----------------------------------   of the Board
     Thomas D. Bell, Jr.

Principal Financial and Accounting
Officer:
                                   Executive Vice President,      March 25, 2003
/s/ Tom G. Charlesworth              Chief Financial Officer
----------------------------------   and Chief Investment Officer
    Tom G. Charlesworth

Additional Directors:

/s/ T. G. Cousins                  Chairman of the Board          March 25, 2003
----------------------------------
      T. G. Cousins

/s/ Richard W. Courts, II          Director                       March 25, 2003
----------------------------------
      Richard W. Courts, II

/s/ Lillian C. Giornelli           Director                       March 25, 2003
----------------------------------
      Lillian C. Giornelli

/s/ Terence C. Golden              Director                       March 25, 2003
----------------------------------
      Terence C. Golden

/s/ Boone A. Knox                  Director                       March 25, 2003
----------------------------------
      Boone A. Knox

/s/ John J. Mack                   Director                       March 25, 2003
----------------------------------
      John J. Mack

/s/ Hugh L. McColl, Jr.            Director                       March 25, 2003
----------------------------------
      Hugh L. McColl, Jr.

/s/ William Porter Payne           Director                       March 25, 2003
----------------------------------
     William Porter Payne

/s/ R. Dary Stone                  Director and Vice Chairman     March 25, 2003
----------------------------------   of the Company
      R. Dary Stone

                                            CERTIFICATION

I, Thomas D. Bell, Jr., certify that:

1. I have reviewed this annual report on Form 10-K of Cousins Properties Incorporated;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

             Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
             Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
             Presented in this annual report our conclusions about the
                 effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

             All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
             Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 25, 2003

/s/ Thomas D. Bell, Jr.
----------------------------------
Thomas D. Bell, Jr.
President, Chief Executive Officer
and Vice Chairman of the Board

                                            CERTIFICATION

I, Tom G. Charlesworth, certify that:

1. I have reviewed this annual report on Form 10-K of Cousins Properties Incorporated;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

              Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
              Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
              Presented in this annual report our conclusions about the
                  effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

              All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
              Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 25, 2003

/s/ Tom G. Charlesworth
-----------------------------------
Tom G. Charlesworth
Executive Vice President, Chief Financial Officer
and Chief Investment Officer

              INDEPENDENT AUDITORS' REPORT ON SUPPLEMENTAL SCHEDULE







To Cousins Properties Incorporated:

         We have audited the consolidated financial statements of Cousins Properties Incorporated and consolidated entities as of December 31, 2002 and 2001, and for each of the three years in the period ended December 31, 2002, and have issued our report thereon dated February 14, 2003 (which report expresses an unqualified opinion and includes an explanatory paragraph relating to the impact of the adoption of Statements of Financial Accounting Standards No. 133 and No. 144); such consolidated financial statements and report are included in your 2002 Annual Report to Stockholders and are incorporated herein by reference. Our audit also included the consolidated financial statement schedule of Cousins Properties Incorporated and consolidated entities, listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.






                                                DELOITTE & TOUCHE LLP






Atlanta, Georgia
February 14, 2003



                                                                                                                     SCHEDULE III
                                                                                                                     (Page 1 of 6)
            COUSINS PROPERTIES INCORPORATED AND CONSOLIDATED ENTITIES
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2002
                                ($ in thousands)

     Column A                  Column B         Column C              Column D                       Column E
     --------                  --------         --------              --------                       --------
                                                                  Costs Capitalized            Gross Amount at Which
                                              Initial Cost           Subsequent                     Carried at
                                               to Company          to Acquisition                December 31, 2002
                                           -------------------   --------------------   ----------------------------------


                                                                            Carrying
                                                                              Costs
                                                    Buildings               Less Cost       Land        Buildings
                                                       and       Improve-   of Sales      and Land         and       Total
Description                  Encumbrances  Land   Improvements     ments    and Other   Improvements  Improvements    (a)
-----------                  ------------  ----   ------------   --------   ---------   ------------  ------------   -----

LAND HELD FOR INVESTMENT OR FUTURE DEVELOPMENT
----------------------------------------------
   North Point Land -
     Fulton Co., GA          $     --    $  10,294  $     --    $ 15,767   $(17,050)     $  9,011      $     --   $    9,011
   Salem Road Station
     Outparcels -
     Newton Co., GA                --          611        --          --       (325)          286            --          286
   Wildwood Land -
     Atlanta, GA                   --       10,214        --       4,873    (10,285)        4,802            --        4,802
   Ridenour Land -
     Cobb County, GA               --        1,696        --         837         --         2,533            --        2,533
                              ----------------------------------------------------------------------------------------------
                                   --       22,815        --      21,477    (27,660)       16,632            --       16,632
                              ----------------------------------------------------------------------------------------------



                                                                                  SCHEDULE III
                                                                                 (Page 1 of 6)

            COUSINS PROPERTIES INCORPORATED AND CONSOLIDATED ENTITIES
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2002
                                ($ in thousands)

     Column A                             Column F    Column G     Column H      Column I
     --------                             --------    --------     --------      --------



                                                                                 Life on
                                                                                 Which De-
                                                                                 preciation
                                           Accumu-                               In 2002
                                            lated     Date of                    Income
                                          Deprecia-  Construc-      Date        Statement
Description                               tion (a)     tion        Acquired     Is Computed
-----------                               --------   --------      --------     -----------

LAND HELD FOR INVESTMENT OR FUTURE DEVELOPMENT
----------------------------------------------
   North Point Land -
     Fulton Co., GA                       $     --      --        1970-1985            --
   Salem Road Station
     Outparcels -
     Newton Co., GA                             --      --          1999               --
   Wildwood Land -
     Atlanta, GA                                --      --        1971-1989            --
   Ridenour Land -
     Cobb County, GA                            --      --          2002               --
                                          --------
                                                --
                                          --------






                                                                                                                     SCHEDULE III
                                                                                                                     (Page 2 of 6)
            COUSINS PROPERTIES INCORPORATED AND CONSOLIDATED ENTITIES
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2002
                                ($ in thousands)


     Column A                  Column B         Column C              Column D                       Column E
     --------                  --------         --------              --------                       --------
                                                                  Costs Capitalized            Gross Amount at Which
                                              Initial Cost           Subsequent                     Carried at
                                               to Company          to Acquisition                December 31, 2002
                                           -------------------   --------------------   ----------------------------------


                                                                            Carrying
                                                                              Costs
                                                    Buildings               Less Cost       Land        Buildings
                                                       and       Improve-   of Sales      and Land         and       Total
Description                  Encumbrances  Land   Improvements     ments    and Other   Improvements  Improvements    (a)
-----------                  ------------  ----   ------------   --------   ---------   ------------  ------------   -----
OPERATING PROPERTIES
--------------------
   Inforum -
     Atlanta, GA             $     --    $   5,226  $ 67,370    $ 18,880   $     --      $  5,226      $ 86,250   $   91,476
   101 Independence Center -
     Charlotte, NC             44,928       11,096    62,824       5,639         --        11,155        68,404       79,559
   101 Second Street -
     San Francisco, CA         88,055       11,698        --      80,070      7,504        11,698        87,574       99,272
   333 John Carlyle -
     Washington, D.C.          48,459 (b)    5,371        --      22,307      1,483         5,371        23,790       29,161
   333 North Point Center East -
     Fulton Co., GA            31,960 (c)      551        --      11,917        809           551        12,726       13,277
   555 North Point Center East -
     Fulton Co., GA                -- (c)      368        --      15,278      1,172           368        16,450       16,818
   600 University Park Place -
     Birmingham, AL            13,822        1,899        --      16,562      1,768         1,899        18,330       20,229
   615 Peachtree Street -
     Atlanta, GA                   --        4,740     7,229       1,520         --         4,740         8,749       13,489
   AT&T Wireless Services
     Headquarters -
     Los Angeles, CA               --           --        --      54,871      1,343            --        56,214       56,214
   Cerritos Corporate
     Center - Phase II -
     Los Angeles, CA               --           --        --      18,992        352            --        19,344       19,344
   1900 Duke Street -
     Washington, D.C.              -- (b)       --        --      22,969      1,200         3,469        20,700       24,169
   Lakeshore Park Plaza -
     Birmingham, AL            10,088        3,362    12,261         399         --         3,362        12,660       16,022





                                                                                  SCHEDULE III
                                                                                 (Page 2 of 6)


            COUSINS PROPERTIES INCORPORATED AND CONSOLIDATED ENTITIES
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2002
                                ($ in thousands)

     Column A                             Column F    Column G     Column H      Column I
     --------                             --------    --------     --------      --------



                                                                                 Life on
                                                                                 Which De-
                                                                                 preciation
                                           Accumu-                               In 2002
                                            lated     Date of                    Income
                                          Deprecia-  Construc-      Date        Statement
Description                               tion (a)     tion        Acquired     Is Computed
-----------                               --------   --------      --------     -----------

OPERATING PROPERTIES
--------------------
   Inforum -
     Atlanta, GA                          $ 26,614      --          1999         25 Years
   101 Independence Center -
     Charlotte, NC                          19,202      --          1996         25 Years
   101 Second Street -
     San Francisco, CA                      14,990     1998         1984         30 Years
   333 John Carlyle -
     Washington, D.C.                        4,284     1998         1998         30 Years
   333 North Point Center East -
     Fulton Co., GA                          3,900     1996         1996         30 Years
   555 North Point Center East -
     Fulton Co., GA                          2,694     1998         1998         30 Years
   600 University Park Place -
     Birmingham, AL                          3,114     1998         1998         30 Years
   615 Peachtree Street -
     Atlanta, GA                             4,068      --          1996         15 Years
   AT&T Wireless Services
     Headquarters -
     Los Angeles, CA                         7,919     1998         1998         30 Years
   Cerritos Corporate
     Center - Phase II -
     Los Angeles, CA                         1,262     1999         1999         30 Years
   1900 Duke Street -
     Washington, D.C.                        2,119     2000         2000         30 Years
   Lakeshore Park Plaza -
     Birmingham, AL                          2,166      --          1998         30 Years

                                                                                                                       SCHEDULE III
                                                                                                                      (Page 3 of 6)
            COUSINS PROPERTIES INCORPORATED AND CONSOLIDATED ENTITIES
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2002
                                ($ in thousands)

     Column A                  Column B         Column C              Column D                       Column E
     --------                  --------         --------              --------                       --------
                                                                  Costs Capitalized            Gross Amount at Which
                                              Initial Cost           Subsequent                     Carried at
                                               to Company          to Acquisition                December 31, 2002
                                           -------------------   --------------------   ----------------------------------


                                                                            Carrying
                                                                              Costs
                                                    Buildings               Less Cost       Land        Buildings
                                                       and       Improve-   of Sales      and Land         and       Total
Description                  Encumbrances  Land   Improvements     ments    and Other   Improvements  Improvements    (a)
-----------                  ------------  ----   ------------   --------   ---------   ------------  ------------   -----
OPERATING PROPERTIES (Continued)
--------------------------------
  One Georgia Center -
     Atlanta, GA                   --        9,267    27,079       3,979          2         9,267        31,060       40,327
   The Points at Waterview -
     Collin Co., TX                --        2,558    22,910       2,067         --         2,558        24,977       27,535
   Wildwood - 3100 Windy Hill
     Road - Atlanta, GA            --           --    17,005          --         --            --        17,005       17,005
   Wildwood - 3301 Windy
     Ridge Parkway -
     Atlanta, GA                   --           20        --      11,064      1,516         1,439        11,161       12,600
   AtheroGenics -
     Fulton Co., GA                --          200        --       7,375         80           200         7,455        7,655
   Meridian Mark Plaza -
     Atlanta, GA               24,926        2,200        --      22,816      1,735         2,219        24,532       26,751
   Northside/Alpharetta I -
     Fulton Co., GA             9,903           --    15,577         345         --            --        15,922       15,922
   Northside/Alpharetta II -
     Fulton Co., GA                --           --        --      17,163      1,012            --        18,175       18,175
   The Avenue East Cobb -
     Cobb Co., GA              38,255        7,205        --      32,058      1,882         7,205        33,940       41,145
   The Avenue of the Peninsula -
     Rolling Hills Estates, CA     --        4,338    17,152      63,248      7,120         4,338        87,520       91,858
   The Avenue Peachtree City -
     Fayette Co., GA               --        3,510        --      24,156      1,685         3,643        25,708       29,351
   Mira Mesa MarketCenter -
     San Diego, CA                 --       14,465        --      34,803      2,415        14,465        37,218       51,683
   North Point Stand Alone
     Retail Sites -
     Fulton Co., GA                --        4,559        --         431     (1,293)        3,697            --        3,697

                                                                                  SCHEDULE III
                                                                                 (Page 3 of 6)
            COUSINS PROPERTIES INCORPORATED AND CONSOLIDATED ENTITIES
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2002
                                ($ in thousands)

     Column A                             Column F    Column G     Column H      Column I
     --------                             --------    --------     --------      --------



                                                                                 Life on
                                                                                 Which De-
                                                                                 preciation
                                           Accumu-                               In 2002
                                            lated     Date of                    Income
                                          Deprecia-  Construc-      Date        Statement
Description                               tion (a)     tion        Acquired     Is Computed
-----------                               --------   --------      --------     -----------

OPERATING PROPERTIES (Continued)
--------------------------------
  One Georgia Center -
     Atlanta, GA                             4,006      --          2000         30 Years
   The Points at Waterview -
     Collin Co., TX                          2,689      --          2000         25 Years
   Wildwood - 3100 Windy Hill
     Road - Atlanta, GA                      4,081     1997         1997         25 Years
   Wildwood - 3301 Windy
     Ridge Parkway -
     Atlanta, GA                             6,041     1984         1984         30 Years
   AtheroGenics -
     Fulton Co., GA                          1,958     1998         1998         30 Years
   Meridian Mark Plaza -
     Atlanta, GA                             4,487     1997         1997         30 Years
   Northside/Alpharetta I -
     Fulton Co., GA                          2,901      --          1998         25 Years
   Northside/Alpharetta II -
     Fulton Co., GA                          2,460     1998         1998         30 Years
   The Avenue East Cobb -
     Cobb Co., GA                            7,827     1998         1998         30 Years
   The Avenue of the Peninsula -
     Rolling Hills Estates, CA              10,107     1998         1998         30 Years
   The Avenue Peachtree City -
     Fayette Co., GA                         2,621     2002         2002         30 Years
   Mira Mesa MarketCenter -
     San Diego, CA                           3,718     1999         1999         30 Years
   North Point Stand Alone
     Retail Sites -
     Fulton Co., GA                            196      --        1970-1985       Various




                                                                                                                     SCHEDULE III
                                                                                                                    (Page 4 of 6)
            COUSINS PROPERTIES INCORPORATED AND CONSOLIDATED ENTITIES
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2002
                                ($ in thousands)

     Column A                  Column B         Column C              Column D                       Column E
     --------                  --------         --------              --------                       --------
                                                                  Costs Capitalized            Gross Amount at Which
                                              Initial Cost           Subsequent                     Carried at
                                               to Company          to Acquisition                December 31, 2002
                                           -------------------   --------------------   ----------------------------------


                                                                            Carrying
                                                                              Costs
                                                    Buildings               Less Cost       Land        Buildings
                                                       and       Improve-   of Sales      and Land         and       Total
Description                  Encumbrances  Land   Improvements     ments    and Other   Improvements  Improvements    (a)
-----------                  ------------  ----   ------------   --------   ---------   ------------  ------------   -----
OPERATING PROPERTIES (Continued)
--------------------------------
   Perimeter Expo -
     Atlanta, GA               19,792        8,550        --      11,232         71         8,550        11,303       19,853
   Presidential MarketCenter -
     Gwinnett Co., GA          27,667        3,956        --      24,816        900         3,956        25,716       29,672
   Miscellaneous                   --          398       145         101       (474)           --           170          170
                             -----------------------------------------------------------------------------------------------
                              357,855      105,537   249,552     525,058     32,282       109,376       803,053      912,429
                             -----------------------------------------------------------------------------------------------
PROJECTS UNDER CONSTRUCTION
---------------------------
   55 Second Street -
     San Francisco, CA       $     --    $  22,141  $     --    $ 78,346   $  9,473      $ 24,296      $ 85,664   $  109,960
   Congress at Fourth -
     Austin, TX                    --       12,270        --      38,186      3,176        12,964        40,668       53,632
   The Avenue West Cobb -
     Cobb Co., GA                  --        4,945        --       3,266        169         4,945         3,435        8,380
   The Shops of Lake Tuscaloosa -
     Tuscaloosa, AL                --        1,911        --         192          6         1,911           198        2,109
                             -----------------------------------------------------------------------------------------------
                                   --       41,267        --     119,990     12,824        44,116       129,965      174,081
                             -----------------------------------------------------------------------------------------------


                                                                                   SCHEDULE III
                                                                                  (Page 4 of 6)
            COUSINS PROPERTIES INCORPORATED AND CONSOLIDATED ENTITIES
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2002
                                ($ in thousands)

     Column A                             Column F    Column G     Column H      Column I
     --------                             --------    --------     --------      --------



                                                                                 Life on
                                                                                 Which De-
                                                                                 preciation
                                           Accumu-                               In 2002
                                            lated     Date of                    Income
                                          Deprecia-  Construc-      Date        Statement
Description                               tion (a)     tion        Acquired     Is Computed
-----------                               --------   --------      --------     -----------

OPERATING PROPERTIES (Continued)
--------------------------------
   Perimeter Expo -                          3,815     1993         1993         30 Years
   Presidential MarketCenter -
     Gwinnett Co., GA                        5,717   1993-2000      1993         30 Years
   Miscellaneous                               144      --        1977-1984       Various
                                          --------
                                           155,100
                                          --------

PROJECTS UNDER CONSTRUCTION
   55 Second Street -
     San Francisco, CA                    $  2,946     1999         1999         30 Years
   Congress at Fourth -
     Austin, TX                                 --     2001         2001               --
   The Avenue West Cobb -
     Cobb Co., GA                               --     2002         2002               --
   The Shops of Lake Tuscaloosa -
     Tuscaloosa, AL                             --     2002         2002               --
                                          --------
                                             2,946
                                          --------



                                                                                                                       SCHEDULE III
                                                                                                                      (Page 5 of 6)
            COUSINS PROPERTIES INCORPORATED AND CONSOLIDATED ENTITIES
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2002
                                ($ in thousands)

     Column A                  Column B         Column C              Column D                       Column E
     --------                  --------         --------              --------                       --------
                                                                  Costs Capitalized            Gross Amount at Which
                                              Initial Cost           Subsequent                     Carried at
                                               to Company          to Acquisition                December 31, 2002
                                           -------------------   --------------------   ----------------------------------


                                                                            Carrying
                                                                              Costs
                                                    Buildings               Less Cost       Land        Buildings
                                                       and       Improve-   of Sales      and Land         and       Total
Description                  Encumbrances  Land   Improvements     ments    and Other   Improvements  Improvements    (a)
-----------                  ------------  ----   ------------   --------   ---------   ------------  ------------   -----

RESIDENTIAL LOTS UNDER DEVELOPMENT
----------------------------------
   Echo Mill -
     Cobb Co., GA            $     --    $   5,298  $     --    $ 11,211   $(16,701)     $   (192)     $     --   $     (192)
   River's Call -
     Cobb Co., GA                  43        2,001        --       6,167     (2,931)        5,237            --        5,237
   The Lakes at Cedar Grove -
     Fulton Co., GA             1,450        4,720        --      12,256     (4,279)       12,697            --       12,697
   Callaway Gardens -
     Harris Co., GA             1,760        2,098        --         244         16         2,358            --        2,358
                             -----------------------------------------------------------------------------------------------
                                3,253       14,117        --      29,878    (23,895)       20,100            --       20,100
                             -----------------------------------------------------------------------------------------------
                             $361,108    $ 183,736  $249,552    $696,403   $ (6,449)     $190,224      $933,018   $1,123,242
                             ===============================================================================================


                                                                                   SCHEDULE III
                                                                                  (Page 5 of 6)
            COUSINS PROPERTIES INCORPORATED AND CONSOLIDATED ENTITIES
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2002
                                ($ in thousands)

     Column A                             Column F    Column G     Column H      Column I
     --------                             --------    --------     --------      --------



                                                                                 Life on
                                                                                 Which De-
                                                                                 preciation
                                           Accumu-                               In 2002
                                            lated     Date of                    Income
                                          Deprecia-  Construc-      Date        Statement
Description                               tion (a)     tion        Acquired     Is Computed
-----------                               --------   --------      --------     -----------

RESIDENTIAL LOTS UNDER DEVELOPMENT
----------------------------------
   Echo Mill -
     Cobb Co., GA                         $     --     1994         1994               --
   River's Call -
     Cobb Co., GA                               --     2000       1971-1989            --
   The Lakes at Cedar Grove -
     Fulton Co., GA                             --     2001         2001               --
   Callaway Gardens -
     Harris Co., GA                             --     2002         2002               --
                                          --------
                                                --
                                          --------
                                          $158,046
                                          ========



                                                                                                                       SCHEDULE III
                                                                                                                      (Page 6 of 6)
            COUSINS PROPERTIES INCORPORATED AND CONSOLIDATED ENTITIES
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2002
                                ($ in thousands)

NOTES:
      (a)  Reconciliations of total real estate carrying value and accumulated depreciation for the three years ended December 31, 2002 are as follows:
                                                                    Real Estate                      Accumulated Depreciation
                                                        ---------------------------------       -----------------------------
                                                          2002         2001        2000           2002       2001       2000
                                                          ----         ----        ----           ----       ----       ----

           Balance at beginning of period              $1,045,805   $  954,480   $768,783       $106,039   $ 70,032   $35,929
                                                       ----------------------------------       -----------------------------
              Additions during the period:
                Improvements and other
                  capitalized costs                        89,650      132,023    213,783             --         --        --
                Provision for depreciation                     --           --         --         52,387     36,007    34,103
                                                       ----------------------------------       -----------------------------

                                                           89,650      132,023    213,783         52,387     36,007    34,103
                                                       ----------------------------------       -----------------------------


              Deductions during the period:
                Cost of real estate sold                  (12,213)     (40,698)   (28,086)          (380)        --        --
                                                       ----------------------------------       -----------------------------

                                                          (12,213)     (40,698)   (28,086)          (380)        --        --
                                                       ----------------------------------       -----------------------------

           Balance at close of period                   $1,123,242   $1,045,805  $954,480       $158,046   $106,039   $70,032
                                                        =================================       =============================

(b) 333 John Carlyle and 1900 Duke Street were financed together as one non-recourse mortgage note payable.
(c) 333 North Point Center East and 555 North Point Center East were financed together as one non-recourse mortgage note payable.

                         REPORT OF INDEPENDENT AUDITORS



To the Partners of
CSC Associates, L.P. (A Limited Partnership)

We have audited the accompanying balance sheets of CSC Associates, L.P. (the Partnership) as of December 31, 2002 and 2001, and the related statements of operations, partners' capital, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also include the financial statement schedule of CSC Associates, L.P. listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CSC Associates, L.P. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                       /s/ERNST & YOUNG LLP

Atlanta, Georgia
February 7, 2003

                              CSC ASSOCIATES, L.P.
                              --------------------
                                 BALANCE SHEETS
                                 --------------
                           DECEMBER 31, 2002 AND 2001
                           --------------------------
                                ($ in thousands)


                                     ASSETS
                                     ------
                                                           2002        2001
                                                         --------    --------
REAL ESTATE ASSETS:

    Building and improvements, including land and
      land improvements of $22,818 in 2002 and 2001      $224,445    $223,187
    Accumulated depreciation                              (73,289)    (65,710)
                                                         --------------------
                                                          151,156     157,477
                                                         --------------------

CASH AND CASH EQUIVALENTS                                   5,323       1,662
                                                         --------------------

RESTRICTED CASH (Note 2)                                      690           -
                                                         --------------------

NOTE RECEIVABLE (Note 4)                                  148,283      66,007
                                                         --------------------

OTHER ASSETS:

    Straight-line rent, interest and other
      receivables (Note 3)                                 10,941      11,282
    Deferred expenses, net of accumulated amortization
      of $1,063 and $843 in 2002 and 2001, respectively       412         617
    Furniture, fixtures and equipment, net of accumulated
      depreciation of $134 and $99 in 2002 and 2001,
      respectively                                             70          73
    Other, net of accumulated amortization of $263
      and $217 in 2002 and 2001, respectively (Note 6)        760         801
                                                         --------------------
         Total other assets                                12,183      12,773
                                                         --------------------
                                                         $317,635    $237,919
                                                         ====================

                        LIABILITIES AND PARTNERS' CAPITAL
                        ---------------------------------

NOTE PAYABLE (Note 4)                                    $148,283    $ 66,007

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES                    5,482       2,975
                                                         --------------------
           Total liabilities                              153,765      68,982
                                                         --------------------

PARTNERS' CAPITAL (Note 1)                                163,870     168,937
                                                         --------------------
                                                         $317,635    $237,919
                                                         ====================

The accompanying notes are an integral part of these balance sheets.

                              CSC ASSOCIATES, L.P.
                              --------------------
                            STATEMENTS OF OPERATIONS
                            ------------------------
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
              ----------------------------------------------------
                                ($ in thousands)

                                                    2002      2001      2000
                                                  -------   -------   -------

REVENUES:
    Rental income (Note 2) and recovery
      of expenses charged directly to
      specific tenants                            $42,489   $39,948   $39,339
    Interest income (Note 4)                        9,673     4,306     4,478
                                                  ---------------------------
        Total revenues                             52,162    44,254    43,817
                                                  ---------------------------

EXPENSES:
    Real estate taxes                               4,471     4,222     4,133
    Management and personnel costs                  2,064     1,958     1,867
    Cleaning                                        1,485     1,473     1,475
    Utilities                                         825       826       813
    Contract security                                 813       627       517
    Repairs and maintenance                           418       486       456
    Elevator                                          363       355       337
    Parking                                           296       279       276
    General and administrative expenses               169       173        75
    Grounds maintenance                               133       135       129
    Insurance                                         653       115       110
    Marketing and other expenses                       60        63        63
    Interest expense (Note 4)                       9,673     4,306     4,478
    Depreciation and amortization                   7,656     7,662     7,710
                                                  ---------------------------
           Total expenses                          29,079    22,680    22,439
                                                  ---------------------------
NET INCOME                                        $23,083   $21,574   $21,378
                                                  ===========================






The accompanying notes are an integral part of these statements.

                              CSC ASSOCIATES, L.P.
                              --------------------
                    STATEMENTS OF PARTNERS' CAPITAL (NOTE 1)
                    ----------------------------------------
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
              ----------------------------------------------------
                                ($ in thousands)










         BALANCE, December 31, 1999                           $183,685

           Net income                                           21,378
           Distributions                                       (27,980)
                                                              --------
         BALANCE, December 31, 2000                            177,083

           Net income                                           21,574
           Distributions                                       (29,720)
                                                              --------
         BALANCE, December 31, 2001                            168,937

           Net income                                           23,083
           Distributions                                       (28,150)
                                                              --------
         BALANCE, December 31, 2002                           $163,870
                                                              ========









         The accompanying notes are an integral part of these statements.



                              CSC ASSOCIATES, L.P.
                              --------------------
                            STATEMENTS OF CASH FLOWS
                            ------------------------
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
              ----------------------------------------------------
                                ($ in thousands)

                                                                                   2002        2001       2000
                                                                                 --------    -------    ------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                   $ 23,083    $21,574    $21,378
    Adjustments to reconcile net income to
        net cash provided by operating activities:
           Depreciation and amortization                                            7,656      7,662      7,710
           Rental revenue recognized on straight-line
               basis different from rental revenue
               specified in the lease agreements                                    1,261        362        207
           Change in other receivables and
               other assets                                                          (747)       109        130
           Change in accounts payable and
               accrued liabilities related to operations                            2,506        775     (1,015)
                                                                                 ------------------------------
Net cash provided by operating activities                                          33,759     30,482     28,410
                                                                                 ------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to building and improvements                                         (1,258)       (54)    (1,604)
    Issuance of note receivable (Note 4)                                         (150,000)         -          -
    Payoff of note receivable (Note 4)                                             65,526          -          -
    Collection of note receivable (Note 4)                                          2,198      2,782      2,610
    Reserve Funds deposits (Note 4)                                                  (690)         -          -
    Payments for furniture, fixtures and equipment                                      -        (28)      (113)
                                                                                 ------------------------------
Net cash (used in) provided by investing activities                               (84,224)     2,700        893
                                                                                 ------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds of long-term debt (Note 4)                                           150,000          -          -
    Payoff of long-term note (Note 4)                                             (65,526)         -          -
    Repayments of long-term debt (Note 4)                                          (2,198)    (2,782)    (2,610)
    Partnership distributions                                                     (28,150)   (29,720)   (27,980)
                                                                                 ------------------------------
Net cash provided by (used in) financing activities                                54,126    (32,502)   (30,590)
                                                                                 ------------------------------
NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                                                                3,661        680     (1,287)
CASH AND CASH EQUIVALENTS AT
    BEGINNING OF YEAR                                                               1,662        982      2,269
                                                                                 ------------------------------
CASH AND CASH EQUIVALENTS AT
    END OF YEAR                                                                  $  5,323    $ 1,662    $   982
                                                                                 ==============================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
    INFORMATION:
        Cash paid during the year for interest                                   $ 10,181    $ 4,314    $ 4,485
                                                                                 ==============================
The accompanying notes are an integral part of these statements.

                              CSC ASSOCIATES, L.P.
                              --------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                        DECEMBER 31, 2002, 2001 AND 2000
                        --------------------------------


1.       FORMATION OF THE PARTNERSHIP AND TERMS OF THE PARTNERSHIP AGREEMENT
         -------------------------------------------------------------------

         CSC Associates, L.P. ("CSC" or the "Partnership") was formed under the terms of a Limited Partnership Agreement dated September 29, 1989 and by the filing of its Certificate of Limited Partnership on October 27, 1989. C&S Premises, Inc. ("Premises") and Cousins Properties Incorporated ("CPI") each own a 1% general partnership and a 49% limited partnership interest in the Partnership. Premises is a wholly-owned subsidiary of NB Holdings Corporation, which is a wholly-owned subsidiary of Bank of America. In 1996 Premises transferred its 1% general partnership interest in the partnership to C&S Premises-SPE, Inc., a wholly-owned subsidiary of Premises. The Partnership was formed for the purpose of developing and owning a 1.3 million gross square foot office tower in midtown Atlanta, Georgia (the "Building"), which is the Atlanta headquarters of Bank of America Corporation.

         The Partnership Agreement and related documents (the "Agreements") contain among other provisions, the following:

         a.       CPI is the Managing Partner.

         b. CPI contributed $18.2 million cash to the Partnership and Premises contributed land parcels to the Partnership having an aggregate agreed upon value of $18.2 million. The property value, in the opinion of the partners, was equal to the estimated fair market value of the land at the time of formation of the Partnership. The value of the property contributed by Premises was recorded on the Partnership's books at an amount equal to the cash contributed by CPI for an equal (50%) partnership interest. In October 1993, the partners each contributed an additional $86.7 million.

         c.       No interest is earned on partnership capital.

         d. Net income or loss and cash distributions are allocated to the partners based on their percentage interests (50% each).

2.       SIGNIFICANT ACCOUNTING POLICIES
         -------------------------------

Capitalization Policies
-----------------------

         All costs related to planning, developing and constructing the Building plus expenditures for the Building prior to the date it became operational for financial reporting purposes have been capitalized. Interest expense, amortization of financing costs, and real estate taxes were also capitalized while the Building was under development.

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

Restricted Cash
---------------

         Restricted Cash includes reserve funds established under the debt agreement (Note 4).

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

         In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and discontinued operations. The Partnership adopted the standard effective January 1, 2002, and the adoption had no impact on its financial statements.

Rental Income
-------------

         In accordance with SFAS No. 13, "Accounting for Leases," income on leases which include increases in rental rates over the lease term (other than scheduled increases based on the Consumer Price Index) and/or free rent periods is recognized on a straight-line basis.

Allowance for Doubtful Accounts
-------------------------------

         The Partnership makes valuation adjustments to all tenant-related revenue based upon the tenant's credit and business risk. The Partnership generally suspends the accrual of income on specific tenants where rental payments or reimbursements are delinquent 90 days or more. As of December 31, 2002 and 2001, there is no allowance for doubtful accounts included in the accompanying Balance Sheets.

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

         At December 31, 2002, future minimum rentals to be received under existing non-cancelable leases, excluding tenants' current pro rata share of operating expenses, are as follows ($ in thousands):

                                      Lease          Leases
                                       With           With
                                    NB Holdings       Third
                                    Corporation      Parties         Total
                                    -----------      -------       --------

             2003                    $ 14,117        $17,200       $ 31,317
             2004                      14,117         13,128         27,245
             2005                      14,117         16,292         30,409
             2006                      14,118         16,476         30,594
             2007                      14,118          9,374         23,492
             Subsequent to 2007        64,693         13,503         78,196
                                     --------------------------------------
                                     $135,280        $85,973       $221,253
                                     ======================================

         In the years ended December 31, 2002 and 2001, income which would have accrued in accordance with the lease terms exceeded income recognized on a straight-line basis by $1,261,000 and $362,000, respectively. At December 31, 2002 and 2001, receivables which related to the cumulative excess of revenues recognized in accordance with SFAS No. 13 over revenues which accrued in accordance with the actual lease agreements totaled approximately $8,989,000 and $10,250,000, respectively. Of that amount, 14% was related to leases with NB Holdings Corporation and approximately 40% and 34% was related to each of two professional services firms. At December 31, 2002, NB Holdings Corporation leased approximately 46% and two professional services firms leased approximately 18% and 17% of the net rentable space of the Building.

4.       NOTE PAYABLE AND NOTE RECEIVABLE
         --------------------------------

         On February 6, 1996, the Partnership issued $80 million of 6.377% collateralized notes (the "Prior Notes"). The Prior Notes amortized in equal monthly installments of $590,680 based on a 20-year amortization schedule and were to mature February 15, 2011. The Prior Notes were non-recourse obligations of the Partnership and were secured by a Deed to Secure Debt, Assignment of Rents and Security Agreement covering the Partnership's interest in the Building.

         The Partnership then loaned the $80 million proceeds of the Prior Notes to CPI under a non-recourse loan (the "Prior Cousins Loan") secured by CPI's interest in CSC under the same payment terms as those of the Prior Notes. CPI paid all costs of issuing the Prior Notes and the Prior Cousins Loan, including a $400,000 fee to an affiliate of Bank of America. In addition, CPI paid a monthly fee to an affiliate of Bank of America of .025% of the outstanding principal balance of the Prior Notes. These fees totaled approximately $203,000 and $211,000 in 2001 and 2000, respectively.

         On February 22, 2002, CSC refinanced the Prior Notes, completing a $150 million non-recourse mortgage note payable (the "New Loan") with an interest rate of 6.958% and a maturity of March 1, 2012. The New Loan is secured by CSC's interest in the Bank of America Plaza building and related leases and agreements. CSC loaned the $150 million proceeds of the New Loan to CPI under a non-recourse loan (the "New Cousins' Loan") secured by CPI's interest in CSC under the same payment terms as those of the New Loan. CPI paid all costs of issuing the New Loan and the New Cousins Loan, including a $750,000 fee to an affiliate of Bank of America Corporation.

         The New Loan requires establishment of Reserve Funds for capital replacements and repairs for the Building and costs and expenses incurred with respect to leases. These funds are increased by $76,677 per month throughout the life of the loan. At December 31, 2002, these Reserve Funds totaled $690,093.

         On March 15, 2002, $65,873,925 of the proceeds from the New Loan was used to pay off in full the Prior Notes. The $65,873,925 included $65,525,710 for the payoff of the principal balance as of February 15, 2002 (the last payment date of the Prior Notes) and $348,215 for accrued interest from February 15, 2002 through March 14, 2002. The Prior Cousins Loan to CSC was also repaid in full.

         In connection with the prepayment in full of the Prior Notes, CPI paid a prepayment premium in the amount of $2,871,925.

         The estimated fair value of both the note payable and related note receivable at December 31, 2002 was $148 million, which was calculated by discounting future cash flows under the notes at estimated rates at which similar notes would be made currently.

         The maturities of the New Cousins Loan and the New Loan at December 31, 2002 are as follows (in thousands):

                           2003                         $   2,433
                           2004                             2,608
                           2005                             2,795
                           2006                             2,996
                           2007                             3,212
                           Subsequent to 2007             134,239
                                                         --------
                                                         $148,283
                                                         ========

5.       RELATED PARTIES
         ---------------

         The Partnership engaged CPI and an affiliate of CPI to manage, develop and lease the Building. During 2002, 2001 and 2000, fees to CPI and its affiliate incurred by the Partnership were as follows ($ in thousands):

                                          2002        2001        2000
                                         ------      ------      ------

Leasing and procurement fees             $  131      $  303      $  109
Management fees                           1,085       1,007         990
                                         ------------------------------
                                         $1,216      $1,310      $1,099
                                         ==============================

6.       PARKING AGREEMENT
         -----------------

         On February 7, 1996, CSC entered into a 25-year Cross Parking License Agreement ("Parking Agreement") with the North Avenue Presbyterian Church ("NAPC") which allows CSC the use of 200 parking spaces in NAPC's parking deck which is located adjacent to NAPC. The agreement commenced on October 1, 1996. CSC paid a $1,000,000 contribution toward the construction cost of the parking deck as consideration for the Parking Agreement. The $1,000,000 contribution plus additional costs of approximately $23,000 are included in Other Assets and are being amortized over the 25-year life of the Parking Agreement. NAPC may reduce the number of parking spaces available to the Partnership or may terminate the Parking Agreement under certain conditions after the sixth year, at which time a partial refund of the $1,000,000 would be due to CSC. In addition, CSC is responsible for the maintenance of the parking deck and the payment of the related operating expenses.



                                                                                                                       SCHEDULE III

                              CSC ASSOCIATES, L.P.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2002
                                ($ in thousands)

     Column A                  Column B        Column C               Column D                       Column E
     --------                  --------        --------               --------                       --------

                                                                  Costs Capitalized            Gross Amount at Which
                                             Initial Cost            Subsequent                     Carried at
                                              to Company           to Acquisitions               December 31, 2002
                                           -------------------   --------------------   ----------------------------------


                                                                            Carrying
                                                                              Costs
                                                    Buildings               Less Cost       Land        Buildings
                             Encumbrances              and       Improve-   of Sales      and Land         and       Total
Description                       (b)      Land   Improvements     ments    and Other   Improvements  Improvements    (a)
-----------                  ------------  ----   ------------   --------   ---------   ------------  ------------    ---

Bank of America Plaza
   Atlanta, Georgia           $148,283   $ 18,200    $  --      $195,796   $ 10,449      $ 22,818       $201,627   $224,445
                              =============================================================================================

                                                                   SCHEDULE III

                              CSC ASSOCIATES, L.P.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2002
                                ($ in thousands)


    Column A                    Column F   Column G   Column H     Column I
    --------                    --------   --------   --------     --------




                                                                    Life on
                                                                   Which De-
                                                                   preciation
                               Accumu-                              In 2002
                                lated      Date of                  Income
                              Deprecia-   Construc-     Date       Statement
Description                     tion (a)    tion      Acquired    Is Computed
-----------                   ----------  ---------   --------    -----------

Bank of America Plaza
   Atlanta, Georgia            $73,289    1990-1992      1990        5-40
                               =======





NOTE: (a)  Reconciliations of total real estate carrying value and accumulated depreciation for the three years ended December 31, 2002 are as follows:

                                                                    Real Estate                       Accumulated Depreciation
                                                         ----------------------------------        -------------------------------
                                                           2002         2001         2000            2002        2001        2000
                                                         --------     --------     --------        -------     -------     -------

Balance at beginning of period                           $223,187     $223,687     $222,436        $65,710     $58,678     $51,208
Improvements and other capitalized costs                    1,258           54        1,604             --          --         --
Write-offs of improvements and other capitalized costs         --         (554)        (353)            --        (554)       (378)
Provision for depreciation                                     --           --           --          7,579       7,586       7,848
                                                         ----------------------------------        -------------------------------
Balance at end of period                                 $224,445     $223,187     $223,687        $73,289     $65,710     $58,678
                                                         ==================================        ===============================

              (b)CSC's interest in Bank of America Plaza and related leases and agreements secure a note.
