Form 10-K/A
period 2002-12-31
COUSINS PROPERTIES INC
filed 2003-03-26
CIK 25232

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days. Yes   X    No
                                        ---

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


                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents have been incorporated by reference into the designated Part of this Form 10-K-A: Registrant's Proxy Statement Part III, Items 10, 11, 12 and 13
        dated March 25, 2003
     Registrant's Annual Report to                Part II, Items 5, 6, 7 and 8
        Stockholders for the year
         ended December 31, 2002

Item 15.
--------
              13 Portions of the Annual Report to Stockholders for the year ended December 31, 2002 expressly incorporated by reference herein: Pages 19 through 58, and the information under the caption "Selected Quarterly Financial Information" on Page 59.

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