Form 10-K/A
period 2002-12-31
COUSINS PROPERTIES INC
filed 2003-03-27
CIK 25232

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            FORM 10-K/A - Amendment 2

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

                                EXPLANATORY NOTE





     On March 25, 2003, the Company filed its Annual Report on Form 10-K for the year ended December 31, 2002 (the "10-K") and related exhibits with the Securities and Exchange Commission ("SEC"). The Company unintentionally omitted
Exhibit 13 from its 10-K filing. An amendment to the 10-K (the "10-K/A") including Exhibit 13 was filed with the SEC on March 26, 2003. However, the 10-K/A did not include as exhibits new certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002. The Company hereby files this second amendment to the 10-K (the "10-K/A-2") to amend and restate the 10-K in its entirety, including all exhibits and new certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002. None of the information previously disclosed in the 10-K or the 10-K/A is modified by this 10-K/A-2.

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

Dated: March 27, 2003

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

                                            CERTIFICATION

I, Thomas D. Bell, Jr., certify that:

1. I have reviewed this annual report on Form 10-K/A of Cousins Properties Incorporated;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

Date:  March 27, 2003

/s/ Thomas D. Bell, Jr.
----------------------------------
Thomas D. Bell, Jr.
President, Chief Executive Officer
and Vice Chairman of the Board

                                            CERTIFICATION

I, Tom G. Charlesworth, certify that:

1. I have reviewed this annual report on Form 10-K/A of Cousins Properties Incorporated;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

Date:  March 27, 2003

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
