Form 10-Q
period 2003-03-31
COUSINS PROPERTIES INC
filed 2003-05-08
CIK 25232

1
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2003

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

                                 (770) 955-2200
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ----    ----

     Indicate by check mark whether the registrant is an  accelerated  filer (as
defined in Exchange Act Rule 12b-2). Yes   X   No
                                         ----     ----



As of April 25, 2003, there were 48,356,623 shares of the registrant's common stock, par value $1 per share, outstanding.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

            COUSINS PROPERTIES INCORPORATED AND CONSOLIDATED ENTITIES
                           CONSOLIDATED BALANCE SHEETS
              ($ in thousands, except share and per share amounts)

                                                        March 31,   December 31,
                                                          2003          2002
                                                       -----------  ------------
                                                       (Unaudited)
ASSETS
------
PROPERTIES:
   Operating properties, net of accumulated
     depreciation of $161,736 as of March 31, 2003
     and $145,920 as of December 31, 2002               $  783,323   $  690,952
   Operating properties held for sale, net of
     accumulated depreciation of $9,857 as of
     March 31, 2003 and $9,180 as of
     December 31, 2002                                      65,701       66,377
   Land held for investment or future development           16,653       16,632
   Projects under construction                              83,091      171,135
   Residential lots under development                       19,052       20,100
                                                        ----------   ----------
     Total properties                                      967,820      965,196
                                                        ----------   ----------

CASH AND CASH EQUIVALENTS, at cost which
   approximates market                                      11,456        9,471

NOTES AND OTHER RECEIVABLES                                 60,332       50,607

INVESTMENT IN UNCONSOLIDATED JOINT VENTURES                186,808      185,516

OTHER ASSETS, including goodwill of $15,696 in
   2003 and $15,612 in 2002                                 41,622       37,287
                                                        ----------   ----------
       TOTAL ASSETS                                     $1,268,038   $1,248,077
                                                        ==========   ==========

LIABILITIES AND STOCKHOLDERS' INVESTMENT
----------------------------------------

NOTES PAYABLE                                           $  686,011   $  669,792

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES                    31,506       35,445

DEPOSITS AND DEFERRED INCOME                                 4,232        3,429
                                                        ----------   ----------
       TOTAL LIABILITIES                                   721,749      708,666
                                                        ----------   ----------
MINORITY INTERESTS                                          26,695       26,959
                                                        ----------   ----------
DEFERRED GAIN                                              102,631      103,568
                                                        ----------   ----------
COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS' INVESTMENT:
   Common stock, $1 par value, authorized
     150,000,000 shares; issued 51,034,210
     shares at March 31, 2003 and 50,843,835
     shares at December 31, 2002                            51,034       50,844
   Additional paid-in capital                              291,553      288,172
   Treasury stock at cost, 2,691,582 shares in
     2003 and 2,457,482 shares in 2002                     (64,894)     (59,356)
   Unearned compensation                                    (2,361)      (2,647)
   Cumulative undistributed net income                     141,631      131,871
                                                        ----------   ----------
       TOTAL STOCKHOLDERS' INVESTMENT                      416,963      408,884
                                                        ----------   ----------
       TOTAL LIABILITIES AND STOCKHOLDERS' INVESTMENT   $1,268,038   $1,248,077
                                                        ==========   ==========

See notes to consolidated financial statements.

            COUSINS PROPERTIES INCORPORATED AND CONSOLIDATED ENTITIES
                        CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (UNAUDITED)
                    (In thousands, except per share amounts)

                                                             Three Months
                                                            Ended March 31,
                                                          ------------------
                                                            2003       2002
                                                          -------    -------
REVENUES:
   Rental property revenues                               $58,076    $36,130
   Development income                                         764      1,186
   Management fees                                          2,105      2,354
   Leasing and other fees                                   1,111      1,157
   Residential lot and outparcel sales                      3,928      4,035
   Interest and other                                       1,055      1,135
                                                          -------    -------
                                                           67,039     45,997
                                                          -------    -------
INCOME FROM UNCONSOLIDATED JOINT VENTURES                   6,497      7,030
                                                          -------    -------
COSTS AND EXPENSES:
   Rental property operating expenses                      11,094     10,420
   General and administrative expenses                      7,214      7,295
   Depreciation and amortization                           15,400     11,156
   Stock appreciation right expense                             -         41
   Residential lot and outparcel cost of sales              3,231      2,970
   Interest expense                                         9,789      8,532
   Loss on debt extinguishment                                  -      3,501
   Property taxes on undeveloped land                         185        176
   Other                                                    1,131        987
                                                          -------    -------
                                                           48,044     45,078
                                                          -------    -------
INCOME FROM CONTINUING OPERATIONS BEFORE
   INCOME TAXES                                            25,492      7,949
PROVISION FOR INCOME TAXES FROM OPERATIONS                    249        986
                                                          -------    -------
INCOME FROM CONTINUING OPERATIONS BEFORE
   GAIN ON SALE OF INVESTMENT PROPERTIES                   25,243      6,963
GAIN ON SALE OF INVESTMENT PROPERTIES, NET OF
   APPLICABLE INCOME TAX PROVISION                          1,003      1,029
                                                          -------    -------
INCOME FROM CONTINUING OPERATIONS                          26,246      7,992
                                                          -------    -------
INCOME FROM DISCONTINUED OPERATIONS                         1,348      1,282
                                                          -------    -------
NET INCOME                                                $27,594    $ 9,274
                                                          =======    =======

BASIC NET INCOME PER SHARE:
   Income from continuing operations                      $   .54    $   .16
   Income from discontinued operations                        .03        .03
                                                          -------    -------
   Basic net income per share                             $   .57    $   .19
                                                          =======    =======
DILUTED NET INCOME PER SHARE:
   Income from continuing operations                      $   .54    $   .16
   Income from discontinued operations                        .03        .02
                                                          -------    -------
   Diluted net income per share                           $   .57    $   .18
                                                          =======    =======
CASH DIVIDENDS DECLARED PER SHARE                         $   .37    $   .37
                                                          =======    =======

WEIGHTED AVERAGE SHARES                                    48,135     49,367
                                                          =======    =======

DILUTED WEIGHTED AVERAGE SHARES                            48,780     50,406
                                                          =======    =======
See notes to consolidated financial statements.

            COUSINS PROPERTIES INCORPORATED AND CONSOLIDATED ENTITIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (UNAUDITED)
                                ($ in thousands)

                                                               2003      2002
                                                             -------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Income from continuing operations before gain on sale
     of investment properties                                $25,243   $  6,963
   Adjustments to reconcile income from continuing
     operations before gain on sale of investment properties
     to net cash provided by operating activities:
       Depreciation and amortization                          15,400     11,156
       Amortization of unearned compensation                      81        180
       Stock appreciation right expense                            -         41
       Cash charges to expense accrual for stock
         appreciation rights                                       -        (56)
       Effect of recognizing rental revenues on a
         straight-line basis                                    (466)      (909)
       Residential lot and outparcel cost of sales             2,929      2,663
       Changes in other operating assets and liabilities:
         Change in other receivables                          (8,936)       430
                                                             -------   --------
         Change in accounts payable and accrued liabilities   (4,287)    (3,040)
                                                             -------   --------
Net cash provided by operating activities of continuing
   operations                                                 29,964     17,428
                                                             -------   --------
Net cash provided by operating activities of discontinued
   operations                                                  2,024      2,146
                                                             -------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Gain on sale of investment properties, net of applicable
      income tax provision                                     1,003      1,029
   Adjustments to reconcile gain on sale of investment
      properties, net of applicable income tax provision to
      net cash provided by sales activities:
        Deferred income recognized                            (1,002)    (1,031)
   Property acquisition and development expenditures         (22,498)   (22,867)
   Distributions in excess of income from unconsolidated
     joint ventures                                            3,690      5,085
   Investment in unconsolidated joint ventures, including
     interest capitalized to equity investments               (4,982)    (2,493)
   Investment in notes receivable, net                          (325)      (328)
   Change in other assets, net                                (2,512)    (3,295)
                                                             -------   --------
Net cash used in investing activities                        (26,626)   (23,900)
                                                             -------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of credit facility                              (46,685)  (149,223)
   Proceeds from credit facility                              64,299     79,335
   Common stock sold, net of expenses                          3,776      4,861
   Common stock repurchases                                   (5,538)         -
   Dividends paid                                            (17,834)   (18,329)
   Proceeds from other notes payable                             211    150,000
   Repayment of other notes payable                           (1,606)   (68,083)
                                                             -------   --------
Net cash used in financing activities                         (3,377)    (1,439)
                                                             -------   --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           1,985     (5,765)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD               9,471     10,556
                                                             -------   --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $11,456   $  4,791
                                                             =======   ========

See notes to consolidated financial statements.

            COUSINS PROPERTIES INCORPORATED AND CONSOLIDATED ENTITIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (UNAUDITED)

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

         Cousins has elected to be taxed as a real estate investment trust ("REIT"), and intends to distribute 100% of its federal taxable income to stockholders, thereby eliminating any liability for future corporate federal income taxes. Therefore, the results included herein do not include a federal income tax provision for Cousins. However, CREC and its subsidiaries and CREC II and its subsidiaries are taxed separately from Cousins as regular corporations. Accordingly, the Consolidated Statements of Income include a provision for CREC and CREC II's income taxes.

         The Consolidated Financial Statements were prepared by the Company without audit, but in the opinion of management reflect all adjustments necessary (which adjustments are of a normal and recurring nature) for the fair presentation of the Company's financial position as of March 31, 2003 and results of operations for the three month periods ended March 31, 2003 and 2002. Results of operations for the interim 2003 period are not necessarily indicative of results expected for the full year. While certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States ("GAAP") have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, the Company believes that the disclosures herein are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. The accounting policies employed are the same as those shown in Note 1 to the Consolidated Financial Statements included in such Form 10-K.

2.   SUPPLEMENTAL INFORMATION CONCERNING CASH FLOWS
     ----------------------------------------------
         Interest paid (net of $1,567,000 and $1,897,000 capitalized in 2003 and 2002, respectively) and income taxes refunded were as follows for the three months ended March 31, 2003 and 2002 ($ in thousands):

                                                  2003        2002
                                                 ------      ------

                  Interest paid                  $9,753      $7,443
                  Income taxes refunded          $    -      $   12

         During the three months ended March 31, 2003, approximately $106,773,000 was transferred from Projects Under Construction to Operating Properties and approximately $2,374,000 was transferred from Operating Properties to Other Assets. Also in the three months ended March 31, 2003, an adjustment of the performance accelerated restricted stock granted in 2000 (see
Note 6 of "Notes to Consolidated Financial Statements" in the Company's Annual Report on Form 10-K for the year ended December 31, 2002) was made and approximately $7,000 of Common Stock and approximately $198,000 of Additional Paid-In-Capital were transferred to Unearned Compensation.

3.   NOTES PAYABLE AND INTEREST EXPENSE
     ----------------------------------
         The following table summarizes the terms of the debt outstanding at March 31, 2003 ($ in thousands):

                                                                                 Term/
                                                                             Amortization                Balance at
                                                                                Period          Final     March 31,
             Description                                       Rate             (Years)       Maturity      2003
             -----------                                  --------------     ------------     --------   ----------
   Credit facility (a maximum of $275,000),               Floating based
     unsecured                                               on LIBOR            3/N/A          8/31/04   $176,771
   Perimeter Expo mortgage note                                8.04%             10/30          8/15/05     19,714
   Northside/Alpharetta I mortgage note                        7.70%              8/28          1/01/06      9,856
   101 Independence Center mortgage note                       8.22%             11/25         12/01/07     44,682
   Lakeshore Park Plaza mortgage note                          6.78%             10/30         11/01/08     10,033
   101 Second Street mortgage note                             8.33%             10/30          4/19/10     87,843
   The Avenue East Cobb mortgage note                          8.39%             10/30          8/01/10     38,167
   Meridian Mark Plaza mortgage note                           8.27%             10/28         10/01/10     24,855
   Presidential MarketCenter mortgage note                     7.65%             10/30          5/02/11     27,600
   600 University Park Place mortgage note                     7.38%             10/30          8/10/11     13,786
   333 John Carlyle/1900 Duke Street mortgage note             7.00%             10/25         11/01/11     48,328
   333/555 North Point Center East mortgage note               7.00%             10/30         11/01/11     31,829
   Note secured by Company's interest in
     CSC Associates, L.P.                                     6.958%             10/20          3/01/12    147,842
   Other miscellaneous notes                                  Various          Various          Various      4,705
                                                                                                          --------
                                                                                                          $686,011
                                                                                                          ========

         For the three months ended March 31, 2003, interest expense was recorded as follows ($ in thousands):

                  Interest Expensed          $ 9,789
                  Interest Capitalized         1,567
                                             -------
                                             $11,356
                                             =======

         During the first quarter 2003, interest was capitalized related to the Company's projects under construction which had an average balance of approximately $92 million.

4.  EARNINGS PER SHARE ("EPS")
    --------------------------
         Basic EPS is calculated as net income available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted EPS is calculated as net income available to common stockholders divided by the diluted weighted average number of common shares outstanding during the period. Diluted weighted average number of common shares is calculated to reflect the potential dilution that would occur if stock options or other contracts to issue common stock were exercised and resulted in additional common shares outstanding. The income amounts used in the Company's EPS calculations is the same for both basic and diluted EPS.







         Weighted average shares and diluted weighted average shares are as follows (in thousands):
                                                          Three Months Ended
                                                               March 31,
                                                          ------------------
                                                           2003        2002
                                                          ------      ------
               Weighted average shares                    48,135      49,367
               Dilutive potential common shares              645       1,039
                                                          ------      ------
               Diluted weighted average shares            48,780      50,406
                                                          ======      ======
               Anti-dilutive options not included            990         908
                                                          ======      ======


5.  STOCK-BASED EMPLOYEE COMPENSATION
    ---------------------------------
         The Company has several stock-based employee compensation plans which are described fully in Note 6 of "Notes to Consolidated Financial Statements" in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. The Company has elected to account for its plans under Accounting Principles Board ("APB") No. 25, "Accounting for Stock Issued to Employees," which requires the recording of compensation expense for some, but not all, stock-based compensation, rather than the alternative accounting permitted by SFAS No. 123, "Accounting for Stock-Based Compensation." No stock-based employee compensation cost was reflected in net income for options granted under the plans, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Stock-based employee compensation cost was reflected in net income for stock appreciation rights and restricted stock grants issued under the plans.

         For purposes of the pro forma disclosures required by SFAS No. 123, the Company has computed the value of all stock awards and stock options granted during the three months ended March 31, 2003 and 2002 using the Black-Scholes option pricing model with the following weighted average assumptions and results:

                                                           2003          2002
                                                         -------       -------
                  Assumptions
                  -----------
                  Risk-free interest rate                  3.95%         5.27%
                  Assumed dividend yield                   6.16%         6.07%
                  Assumed lives of option
                    awards                               8 years       8 years
                  Assumed volatility                       0.190         0.195
                  Results
                  Weighted average fair value
                    of options granted                     $2.02        $ 2.71

         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions. In the Company's opinion, because the Company's stock-based compensation awards have characteristics significantly different from traded options and because changes in the subjective assumptions can materially affect the fair value estimate, the results obtained from the valuation model do not necessarily provide a reliable single measure of the value of its stock-based compensation awards.

         If the Company had accounted for its stock-based compensation awards in 2003 and 2002 in accordance with SFAS No. 123, pro forma results would have been as follows ($ in thousands, except per share amounts):



                                                              2003      2002
                                                            -------    ------

              Net income, as reported                       $27,594    $9,274
              Add:  Stock-based employee
                  compensation expense included
                  in reported net income, net of
                  related tax effects                            70       197
              Deduct:  Total stock-based employee
                  compensation expense determined
                  under fair-value-based method for
                  all awards, net of related tax effects       (463)   (1,220)
                                                            -------    ------
              Pro forma net income                          $27,201    $8,251
                                                            =======    ======


              Net income per share:
                  Basic - as reported                       $   .57    $  .19
                                                            =======    ======
                  Basic - pro forma                         $   .57    $  .17
                                                            =======    ======
                  Diluted - as reported                     $   .57    $  .18
                                                            =======    ======
                  Diluted - pro forma                       $   .56    $  .16
                                                            =======    ======

6.  NEW ACCOUNTING PRONOUNCEMENTS
    -----------------------------
         In April 2002, Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of SFAS Nos. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections," was issued. SFAS No. 145, among other things, eliminates the requirement that all gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item. However, a gain or loss arising from such an event or transaction would continue to be classified as an extraordinary item if the event or transaction is both unusual in nature and infrequent in occurrence per the criteria in Accounting Principles Board ("APB") No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." As part of the transition guidance, although net income would not be affected, gains and losses from debt extinguishment in prior periods that do not meet the criteria in APB No. 30 cannot be treated as extraordinary items for all periods presented. At January 1, 2003, upon adoption of SFAS No. 145, the Company reclassified the extraordinary loss recognized in the first quarter 2002 to Loss on Debt Extinguishment (included in recurring operations) in the accompanying Statements of Income. This loss on extinguishment of debt related to the Company's $150 million mortgage note payable for CSC Associates, L.P. obtained in February 2002 (see Note 4 of "Notes to Consolidated Financial Statements" in the Company's Annual Report on Form 10-K for the year ended December 31, 2002).

         In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." The interpretation addresses consolidation by business enterprises of variable interest entities. FIN 46 is applicable to all variable interest entities created or entered into after January 31, 2003. It is applicable to the Company's existing variable interest entities in the quarter ended September 30, 2003. The Company does not believe it has any variable interest entities and therefore does not anticipate that adoption of FIN 46 will have an impact on the Company's financial condition or results of operations.

7.   DISCONTINUED OPERATIONS
     -----------------------
         In August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued, which the Company adopted effective January 1, 2002. SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and long-lived assets to be disposed of. SFAS No. 144 also requires that the gains and losses from the disposition of certain real estate assets and the related historical operating results be included in a separate line item, Income from Discontinued Operations, in the Consolidated Statements of Income for all periods presented. In the normal course of business, the Company recycles invested capital by disposing of existing assets and redeploying the proceeds in order to enhance total returns to stockholders.
         In the fourth quarter 2002, the Company sold Salem Road Station ("Salem Road"), a 67,000 square foot retail neighborhood center. The Company reclassified the results of operations for Salem Road to Income from Discontinued Operations in the accompanying 2002 Consolidated Statement of Income.

         In the first quarter 2003, the Company determined that AT&T Wireless Services Headquarters, a 222,000 rentable square foot office building, and Cerritos Corporate Center - Phase II, a 105,000 rentable square foot office building (collectively called "Cerritos"), which are under firm contract to be sold, met the criteria of qualifying dispositions in accordance with SFAS No.
144. The Company anticipates that Cerritos will be sold in a single transaction to an unrelated third party in the second quarter 2003. The Company reclassified the carrying amount of Cerritos to Operating Properties Held for Sale in the accompanying Consolidated Balance Sheets for all periods presented. Additionally, the results of operations for Cerritos were reclassified to Income from Discontinued Operations in the accompanying Consolidated Statements of Income for all periods presented.

         The following table details the adjustments made to the Consolidated Statements of Income ($ in thousands):

                                          Three Months Ended           Three Months Ended
                                            March 31, 2003               March 31, 2002
                                          -----------------     ---------------------------------
                                                                                Salem
                                               Cerritos         Cerritos        Road        Total
                                               --------         --------        -----       -----

      Rental property revenues                  $2,937          $3,080          $191       $3,271
      Rental property operating expenses           913           1,050            39        1,089
      Depreciation and amortization                676             807            57          864
      Provision for income taxes                     -               -            36           36
                                                ------          ------          ----      -------
      Income from discontinued operations       $1,348          $1,223          $ 59      $ 1,282
                                                ======          ======          ====      =======


8.  REPORTABLE SEGMENTS
    -------------------
         The Company has three reportable segments: Office Division, Retail Division and Land Division. The Office Division and Retail Division develop, lease and manage office buildings and retail centers, respectively. The Land Division owns various tracts of strategically located land which are being held for investment or future development. The Land Division also develops single-family residential communities which are parceled into lots and sold to various home builders. The Company's reportable segments are broken down based on the type of product the division provides. The divisions are managed separately because each product they provide has separate and distinct development issues, leasing and/or sales strategies and management issues.

         The management of the Company evaluates the performance of its reportable segments based on Funds From Operations ("FFO"). The Company calculates its FFO using the National Association of Real Estate Investment Trusts ("NAREIT") definition of FFO, which is net income (computed in accordance with GAAP), excluding extraordinary items, cumulative effect of change in accounting principle and gains or losses from sales of depreciable property, plus depreciation and amortization or impairment of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis. The Company changed its method of calculating FFO in the first quarter 2003 to agree with NAREIT's definition, and FFO for prior reporting periods has been restated.

         FFO is used by industry analysts, investors and the Company as a supplemental measure of an equity REIT's operating performance. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, many industry investors and analysts have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. Thus, NAREIT created FFO as a supplemental measure of REIT operating performance that excludes historical cost depreciation, among other items, from GAAP net income. The use of FFO, combined with the required primary GAAP presentations, has been fundamentally beneficial, improving the understanding of operating results of REITs among the investing public and making comparisons of REIT operating results more meaningful. In addition to Company management evaluating the operating performance of its reportable segments based on FFO results, management uses FFO and FFO per share, along with other measures, to assess performance in connection with evaluating and granting incentive compensation to its officers and employees. See Part II, Item 5 of this report for a discussion of non-GAAP measures.

         The notations (100%) and (JV) used in the following tables indicate wholly owned and unconsolidated joint ventures, respectively, and all amounts are in thousands.

Three Months Ended                                    Office      Retail      Land      Unallocated
March 31, 2003                                       Division    Division   Division     and Other      Total
------------------                                   --------    --------   --------    -----------  ----------

Rental property revenues - continuing (100%)         $ 47,675    $ 10,374   $     -     $     27     $   58,076
Rental property revenues - discontinued (100%)          2,937           -         -            -          2,937
Rental property revenues (JV)                          19,330         662       547            -         20,539
Development income, management
   fees and leasing and other fees (100%)               3,467         407       106            -          3,980
Development income, management
   fees and leasing and other fees (JV)                     -           -         -            -              -
Other income (100%)                                         -           -     3,928        1,055          4,983
Other income (JV)                                           -           -       547            -            547
                                                     ----------------------------------------------------------
         Total revenues                                73,409      11,443     5,128        1,082         91,062
                                                     ----------------------------------------------------------
Rental property operating expenses -
   continuing (100%)                                    8,899       2,194         -            1         11,094
Rental property operating expenses -
   discontinued (100%)                                    913           -         -            -            913
Rental property operating expenses (JV)                 6,159         205         -            -          6,364
Other expenses (100%)                                   4,501       1,947     4,065       11,608         22,121
Other expenses (JV)                                         -           -        33        3,209          3,242
Provision for income taxes from operations -
   continuing (100%)                                        -           -         -          249            249
                                                     ----------------------------------------------------------
         Total expenses                                20,472       4,346     4,098       15,067         43,983
                                                     ----------------------------------------------------------
Consolidated funds from operations                     52,937       7,097     1,030      (13,985)        47,079
                                                     ----------------------------------------------------------
Depreciation and amortization - continuing (100%)     (10,998)     (3,830)        -           (1)       (14,829)
Depreciation and amortization - discontinued (100%)      (676)          -         -            -           (676)
Depreciation and amortization (JV)                     (4,281)       (151)        -            -         (4,432)
Gain on sale of investment properties, net
   of applicable income tax provision (100%)              462         541         -            -          1,003
Impairment loss on depreciable property (JV)             (551)          -         -            -           (551)
                                                     ----------------------------------------------------------
Net income                                           $ 36,893    $  3,657   $ 1,030     $(13,986)    $   27,594
                                                     ==========================================================

Total assets                                         $883,475    $264,033   $34,952     $ 85,578     $1,268,038
                                                     ==========================================================

Investment in unconsolidated joint ventures          $156,709    $ 16,266   $13,833     $      -     $  186,808
                                                     ==========================================================


Reconciliation to Consolidated Revenues
---------------------------------------
                                                   Three Months Ended
                                                        March 31,
                                                  --------------------
                                                    2003          2002
                                                  -------       -------
Rental property revenues - continuing (100%)      $58,076       $36,130
Development income, management fees
   and leasing and other fees (100%)               3,980          4,697
Residential lot and outparcel sales                3,928          4,035
Interest and other                                 1,055          1,135
                                                  ---------------------
Total consolidated revenues                       $67,039       $45,997
                                                  =====================




Three Months Ended                                    Office      Retail      Land      Unallocated
March 31, 2002                                       Division    Division   Division     and Other      Total
------------------                                   --------    --------   --------    -----------      -----

Rental property revenues - continuing (100%)         $ 27,756    $  8,346    $     -     $     28      $   36,130
Rental property revenues - discontinued (100%)          3,080         191          -            -           3,271
Rental property revenues (JV)                          18,913         629          -            -          19,542
Development income, management
   fees and leasing and other fees (100%)               4,147         379        171            -           4,697
Other income (100%)                                         -           -      4,035        1,135           5,170
Other income (JV)                                           -           -      1,044            -           1,044
                                                     ------------------------------------------------------------
         Total revenues                                53,896       9,545      5,250        1,163          69,854
                                                     ------------------------------------------------------------
Rental property operating expenses -
   continuing (100%)                                    8,360       2,056          -            4          10,420
Rental property operating expenses -
   discontinued (100%)                                  1,050          39          -            -           1,089
Rental property operating expenses (JV)                 5,747         171          -            -           5,918
Other expenses (100%)                                   4,919       1,571      3,476       14,058          24,024
Other expenses (JV)                                         -           -         14        3,349           3,363
Provision for income taxes from operations -
   continuing (100%)                                        -           -          -          986             986
Provision for income taxes from operations -
   discontinued (100%)                                      -           -          -           36              36
                                                     ------------------------------------------------------------
         Total expenses                                20,076       3,837      3,490       18,433          45,836
                                                     ------------------------------------------------------------
Consolidated funds from operations                     33,820       5,708      1,760      (17,270)         24,018
                                                     ------------------------------------------------------------
Depreciation and amortization - continuing (100%)      (7,824)     (2,809)         -           (1)        (10,634)
Depreciation and amortization - discontinued (100%)      (807)        (57)         -            -            (864)
Depreciation and amortization (JV)                     (4,032)       (243)         -            -          (4,275)
Gain on sale of investment properties, net
   of applicable income tax provision  (100%)             473         556          -            -           1,029
                                                     ------------------------------------------------------------
Net income                                           $ 21,630    $  3,155    $ 1,760     $(17,271)     $    9,274
                                                     ============================================================
Total assets                                         $856,040    $265,522    $23,573     $ 73,113      $1,218,248
                                                     ============================================================

Investment in unconsolidated joint ventures          $154,651    $ 16,690    $11,464     $      -      $  182,805
                                                     ============================================================


8.   SUBSEQUENT EVENT
     ----------------
         In April 2003, the Company entered into an agreement to sell Mira Mesa MarketCenter, a 480,000 square foot retail center in San Diego, California, to an unrelated third party. The sale is currently expected to close in second quarter 2003.

PART I.  FINANCIAL INFORMATION
------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for the Three Months Ended March 31, 2003 and 2002

Critical Accounting Policies:
-----------------------------

         There has been no material change in the Company's critical accounting policies from that disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

Results of Operations:
----------------------

         Rental Property Revenues and Operating Expenses. Rental property revenues increased approximately $21,946,000 in the three month 2003 period. Rental property revenues from the Company's office portfolio increased approximately $19,919,000 in the three month 2003 period. Rental property revenues from 55 Second Street, which became partially operational for financial reporting purposes in February 2002, increased approximately $20,810,000. In February 2003, Cable & Wireless Internet Services, Inc. agreed to pay a $20 million termination fee to terminate its lease on 158,000 square feet at 55 Second Street. The Company is actively marketing this space to be re-leased. While the Company is hopeful, there is no guarantee that the space will be re-leased in the near future. In addition, the San Francisco market continues to be a difficult leasing market. Due to these uncertainties the Company cannot currently estimate the results of its efforts to re-lease 55 Second Street and the resulting impact on rental property revenues for the remainder of 2003 and beyond. Rental property revenues decreased approximately $899,000 in the three month 2003 period from 101 Second Street, as its average economic occupancy decreased from 95% in 2002 to 80% in 2003, which partially offset the 2003 increase in rental property revenues. In August 2002, the Company entered into a termination agreement with Arthur Andersen which terminated its 148,000 square foot lease at 101 Second Street (although approximately 106,000 square feet of this space has been released as of April 25, 2003; see "Management Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the year ended December 31, 2002). Additionally, rental property revenues decreased approximately $200,000 from One Georgia Center, as its average economic occupancy decreased from 89% in 2002 to 76% in 2003, and rental property revenues decreased approximately $271,000 from 555 North Point Center East, as its average economic occupancy decreased from 93% in 2002 to 72% in 2003, both of which also partially offset the 2003 increase in rental property revenues.

         Rental property revenues from the Company's retail portfolio increased approximately $2,028,000 in the three month 2003 period. Rental property revenues increased approximately $1,067,000 in the 2003 period from The Avenue of the Peninsula, due primarily to the recognition of termination fees of approximately $841,000 and to an increase in percentage rents. Rental property revenues increased approximately $310,000 in the first quarter 2003 from The Avenue Peachtree City, as its average economic occupancy increased from 70% in 2002 to 95% in 2003, and approximately $228,000 from Mira Mesa MarketCenter, due to an addition to the center which opened in March 2002 and to an allowance for bad debts recorded in 2002. Additionally, rental property revenues increased approximately $215,000 from The Avenue East Cobb primarily due to the recognition of termination fees of approximately $205,000 in the first quarter 2003.

         Rental property operating expenses increased approximately $674,000 in the three month 2003 period due primarily to 55 Second Street becoming partially operational for financial reporting purposes.

         Development Income. Development income decreased approximately $422,000 in the three month 2003 period. Development and tenant construction fees decreased approximately $276,000 in the three month 2003 period from Crawford Long - CPI, LLC, as construction of the Emory Crawford Long Medical Office Tower was substantially completed in February 2002.

         Management Fees. Management fees decreased approximately $249,000 in the three month 2003 period. Approximately $212,000 of this decrease related to Cousins Properties Services LP, due to decreased contracts for third party office building management services.

         Residential Lot and Outparcel Sales and Cost of Sales. Residential lot and outparcel sales decreased approximately $107,000 in the three month 2003 period. Residential lots sold decreased from 91 lots in the three month 2002 period to 76 lots in the three month 2003 period.

         Residential lot and outparcel cost of sales increased approximately $261,000 in the three month 2003 period. Cost of sales increased in the three month 2003 period while sales decreased due to fluctuations between 2002 and 2003 of the gross profit percentages used to calculate the cost of lot sales in certain of the residential developments. Additionally, a profit adjustment was recognized in 2002 for the final lot sales within a residential development.

         Income from Unconsolidated Joint Ventures. (All amounts reflect the Company's share of joint venture income.) Income from unconsolidated joint ventures decreased approximately $533,000 in the three month 2003 period.

         Income from Wildwood Associates decreased approximately $648,000 in the three month 2003 period. This decrease is partially due to an impairment loss of approximately $551,000 recognized on property within Wildwood Office Park that the venture is selling in the second quarter 2003. Contributing to the decrease in income from Wildwood Associates was a decrease in average economic occupancy at the 2300 Windy Ridge Parkway Building from 99% in 2002 to 87% in 2003. The decrease in income from Wildwood Associates was partially offset by the reversal of an allowance for bad debts of approximately $378,000.

         Income from Temco Associates decreased approximately $498,000 in the three month 2003 period. The primary reason for this decrease was the exercise and simultaneous sale of approximately 559 acres of land under option in first quarter 2002, which contributed approximately $371,000 to income from Temco Associates. There were no such sales in 2003. The number of lots sold at Bentwater, which is owned by Temco Associates, increased from 101 lots in 2002 to 119 lots in 2003, which increased income from Temco Associates by approximately $112,000. However, this increase was offset by amortization of certain costs of $91,000 and an adjustment recorded in first quarter 2002 of $136,000, which primarily caused the remaining decrease in income from Temco Associates.

         Income from CPI/FSP I, L.P. increased approximately $159,000 in the three month 2003 period. Austin Research Park - Buildings III and IV became fully operational for financial reporting purposes in March 2002.

         Income from Crawford Long - CPI, LLC increased approximately $203,000 in the three month 2003 period, as the Emory Crawford Long Medical Office Tower became partially operational for financial reporting purposes in February 2002.

         Loss from Ten Peachtree Place Associates decreased approximately $113,000 in the three month 2003 period as its average economic occupancy for the three month period increased from 15% in 2002 to 34% in 2003.

         Income from CSC Associates, L.P. increased approximately $194,000 in the three month 2003 period, primarily due to an increase in rental revenues from a tenant whose increase in rental rate did not require straight-lining under SFAS No. 13.

         General and Administrative Expenses. General and administrative expenses decreased approximately $81,000 in the three month 2003 period. Contributing to the decrease in general and administrative expenses was an increase of approximately $351,000 in capitalized salaries, primarily related to salaries for development and leasing personnel due to an increase in the number of projects under development in 2003. The decrease was also partially due to the capitalization of additional general and administrative expenses to offset the partial elimination of certain development and leasing fees from joint ventures. The decrease in general and administrative expenses was partially offset by an increase in salaries and related benefits due to increased personnel and an increase in legal expense.

         Depreciation and Amortization. Depreciation and amortization increased approximately $4,244,000 in the three month 2003 period due to 55 Second Street becoming partially operational for financial reporting purposes and to write-offs of unamortized tenant improvements and leasing commissions related to certain tenants who effected early terminations of their lease obligations.

         Interest Expense. Interest expense increased approximately $1,257,000 in the three month 2003 period. Interest expense before capitalization increased to approximately $11,356,000 in the three month 2003 period from approximately $10,429,000 in the three month 2002 period. Interest expense increased approximately $840,000 due to the refinancing of Bank of America Plaza (see Note 4 of "Notes to Consolidated Financial Statements" in the Company's Annual Report on Form 10-K for the year ended December 31, 2002). Also contributing to the increase in interest expense was a decrease of approximately $330,000 in the three month 2003 period in interest capitalized to projects under development (a reduction of interest expense). Interest capitalized decreased to approximately $1,567,000 in 2003 from approximately $1,897,000 in 2002, primarily due to lower weighted average expenditures on projects under development in 2003.

         Loss on Debt Extinguishment. Loss on debt extinguishment decreased approximately $3,501,000 in the three month 2003 period due to the refinancing of Bank of America Plaza in February 2002 (see Note 5 contained in this report).

         Other Expenses. Other expenses increased approximately $144,000 in the three month 2003 period. The increase in other expenses was due to an increase of approximately $238,000 in predevelopment expense, partially offset by a decrease of $107,000 in minority interest expense related to 101 Second Street.

         Provision for Income Taxes from Operations. The provision for income taxes from operations decreased approximately $737,000 in the three month 2003 period. The decrease in the provision for income taxes from operations was primarily due to a decrease in income before income taxes and gain on sale of investment properties from CREC and its subsidiaries. This decrease was primarily due to decreases in income from residential lot sales, net of cost of sales, income from Temco Associates, development fees and an increase in general and administrative expenses.

         Income from Discontinued Operations. See Note 6 contained in this report for a discussion of the components of Income from Discontinued Operations.

Liquidity and Capital Resources:
--------------------------------

         Financial Condition.

         At March 31, 2003, notes payable included the following ($ in thousands):

                                                          Share of
                                                       Unconsolidated
                                            Company    Joint Ventures     Total
                                            -------    --------------   --------
         Floating Rate Credit Facility
            and Floating Rate Debt         $178,051       $  6,335      $184,386
         Other Debt
            (primarily non-recourse
            fixed rate mortgages)           507,960        256,994       764,954
                                           --------       --------      --------
                                           $686,011       $263,329      $949,340
                                           ========       ========      ========



         As shown above, the Company's debt (including its pro rata share of unconsolidated joint venture debt) was $949.3 million or 43% of total market capitalization (shares outstanding multiplied by stock price at March 31, 2003 plus debt) at March 31, 2003. Bank covenants related to the Company's credit facility specifically exclude debt related to Charlotte Gateway Village, L.L.C. ("Gateway"; $89.7 million), as it is fully secured by the underlying property and non-recourse to the borrower and is fully amortized by rental payments under a long-term lease to Bank of America. The Company's debt (including its pro rata share of unconsolidated joint venture debt) to total market capitalization is lower excluding the Gateway debt.

         The Company had $177 million drawn on its $275 million revolving credit facility as of March 31, 2003. There has been no material change in the Company's contractual obligations and commitments from that disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

         The Company has development and acquisition projects in various planning stages. The Company currently intends to finance these projects, as well as the completion of projects currently under construction, using its existing credit facility (increasing the credit facility as required), long-term non-recourse financing on the Company's unleveraged projects, joint ventures, project sales and other financings as market conditions warrant. In September 1996, the Company filed a shelf registration statement with the Securities and Exchange Commission ("SEC") for the offering from time to time of up to $200 million of common stock, warrants to purchase common stock and debt securities, of which approximately $132 million remains available at March 31, 2003.

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

         Cash Flows. Net cash provided by operating activities of continuing operations increased approximately $12.5 million in the three month 2003 period as compared to the three month 2002 period. Income from continuing operations before gain on sale of investment properties increased approximately $18.3 million which contributed to the increase in net cash provided by operating activities. Depreciation and amortization increased approximately $4.2 million due to 55 Second Street becoming partially operational for financial reporting purposes and the write-offs of unamortized tenant improvements and leasing commissions related to certain tenants who effected early terminations of their lease obligations. Changes in other operating assets and liabilities decreased approximately $10.6 million, which partially offset the increase in net cash provided by operating activities.

         Net cash used in investing activities increased approximately $2.7 million in the three month 2003 period. Investment in unconsolidated joint ventures increased approximately $2.5 million, which contributed to the increase in net cash used in investing activities. Contributions to Ten Peachtree Place Associates increased approximately $3.9 million to pay for re-leasing costs at Ten Peachtree Place, partially offset by a decrease in contributions to Crawford Long - CPI, LLC of approximately $1.4 million. Distributions in excess of income from unconsolidated joint ventures decreased approximately $1.4 million, which also contributed to the increase in net cash used in investing activities. The decrease in distributions in excess of income from unconsolidated joint ventures was mainly due to a decrease in distributions of approximately $1.9 million, due to a decrease in distributions of approximately $3.5 million from Wildwood Associates, partially offset by an increase in distributions of approximately $1.9 million from CSC Associates.

         Net cash used in financing activities increased approximately $1.9 million in the three month 2003 period. The increase is mainly due to a decrease of approximately $149.8 million in proceeds from other notes payable, due to the February 2002 refinancing of Bank of America Plaza (see Note 4 of "Notes to Consolidated Financial Statements" in the Company's Annual Report on Form 10-K for the year ended December 31, 2002). Also contributing to the increase in net cash used in financing activities was an increase of approximately $5.5 million in common stock repurchases and a decrease in common stock sold, net of expenses, of approximately $1.1 million. Partially offsetting the increase in net cash used in financing activities was an increase in net amounts drawn on the credit facility of $87.5 million. Additionally, repayment of other notes payable decreased approximately $66.5 million due to the aforementioned refinancing of Bank of America, which also partially offset the increase in net cash used in financing activities.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk:
         ----------------------------------------------------------
         There has been no material change in the Company's market risk related to its notes payable and notes receivable from that disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

Item 4.  Controls and Procedures:
         ------------------------
         Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision of the Chief Executive Officer and Chief Financial Officer and with the participation of the Company's management, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic Securities and Exchange Commission filings. No significant changes were made in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls or procedures subsequent to the date of their evaluation.

PART II.  OTHER INFORMATION
---------------------------

Item 1.           Legal Proceedings
                  -----------------
                  The Company is subject to routine actions for negligence and other claims and administrative proceedings arising in the ordinary course of business, some of which are expected to be covered by liability insurance and all of which collectively are not expected to have a material impact on the financial condition or results of operations of the Company.

Item 4.           Submission of Matters to a Vote of Security Holders
                  ---------------------------------------------------
                  (a) The Company's Annual Meeting of Stockholders was held on
                      May 6, 2003.

                  (b) Not applicable.

                  (c) The following proposals were adopted by the stockholders of the Company:

                           (i) The election of eight Directors.

                                    The vote on the above was:

                                          For            Against      Abstained
                                       ----------        -------      ---------
           Thomas D. Bell, Jr.         41,837,061          -            245,313
           Richard W. Courts, II       40,632,839          -          1,449,535
           Thomas G. Cousins           41,564,834          -            517,540
           Lillian C. Giornelli        41,560,217          -            522,157
           Terence C. Golden           40,635,796          -          1,446,578
           Boone A. Knox               41,642,262          -            440,107
           Hugh L. McColl, Jr.         41,829,378          -            252,996
           William Porter Payne        41,635,665          -            446,709

                           (ii) A proposal to approve an amendment to the 1999 Incentive Stock Plan to increase the number of shares of common stock available under the 1999 Incentive Stock Plan by 1.0 million shares.

                                    The vote on the above was:

                                        For           37,966,559
                                        Against        3,878,098
                                        Abstained        237,717

Item 5.           Other Information
                  -----------------
                  Form 10-Q and 10-K Available:
                  -----------------------------

                  The Company's annual report on Form 10-K and interim reports on Form 10-Q are filed with the Securities and Exchange Commission. Copies without exhibits are available free of charge upon written request to the Company at 2500 Windy Ridge Parkway, Suite 1600, Atlanta, Georgia 30339-5683, Attention:
                  Mark A. Russell, Vice President - Chief Financial Analyst and Director of Investor Relations. These items are also posted on the Company's Web site at www.cousinsproperties.com.

                  Non-GAAP Financial Measures:
                  ----------------------------

                  The Company uses non-GAAP financial measures in its filings and other public disclosures. These non-GAAP financial measures are defined below. For oral presentations, reconciliations to the most directly comparable GAAP measure may be accessed through the "Quarterly Press Release and Supplemental Information" link and the "Supplemental SEC Information" link on the Investor Relations page of the Company's Web site, www.cousinsproperties.com.

                  The following is a list of non-GAAP financial measures that the Company commonly uses and a description for each measure of (1) the reasons that management believes the measure is useful to investors, and (2) if material, any additional uses of the measure by management of the Company.

                           "Funds From Operations" ("FFO") is a supplemental
                  operating performance measure used in the real estate industry. See Note 7 contained in this report for a discussion of FFO, including a definition of the term, an explanation of why management believes it is useful to investors and the uses of FFO by investors and the Company.

                           "Rental Property Revenues Less Rental Property
                  Operating Expenses" is used by industry analysts, investors and Company management to measure operating performance of the Company's properties. Like FFO, Rental Property Revenues Less Rental Property Operating Expenses excludes certain components from Net Income in order to provide results that are more closely related to a property's results of operations. Certain items, such as interest expense, while included in FFO and Net Income, do not affect the operating performance of a real estate asset and are often incurred at the corporate level as opposed to the property level. As a result, management uses only those income and expense items that are incurred at the property level to evaluate a property's performance. Depreciation and amortization are also excluded from this item for the reasons described under FFO in Note 7. Additionally, appraisals of real estate are based on the value of an income stream before interest and depreciation.

                           "2nd Generation Tenant Improvements and Leasing Costs
                  and Building Capital Expenditures" is used in the valuation and analysis of real estate. Because the Company develops and acquires properties, in addition to operating existing properties, its property acquisition and development expenditures included in the Statements of Cash Flows includes both initial costs associated with developing and acquiring investment assets and those expenditures necessary for operating and maintaining existing properties at historical performance levels. The latter costs are referred to as second generation costs and are useful in evaluating the economic performance of the asset and in valuing the asset. Accordingly, the Company discloses the portion of its property acquisition and development expenditures that pertain to second generation space in its operating properties.

                           "Adjusted Debt" is defined as the Company's debt and
                  the Company's pro rata share of unconsolidated joint venture debt, excluding debt related to Charlotte Gateway Village, L.L.C. ("Gateway"). The Company excludes Gateway debt as it is fully secured by the underlying property and non-recourse to the borrower and is fully amortized by rental payments under a long-term lease to Bank of America. The Gateway debt is also excluded from debt and coverage ratios for purposes of the bank covenants pertaining to the Company's credit facility. This measure is useful as a measure of the Company's ability to meet its debt obligations and to raise additional debt.

                           "Interest Expense Coverage Ratio" is defined as the
                  ratio of FFO plus consolidated interest expense ("Consolidated FFO Before Interest") divided by consolidated interest expense. Consolidated interest expense is the sum of the Company's interest expense plus its share of interest expense for unconsolidated joint ventures. The Company's share of interest expense for Gateway has been excluded in accordance with the discussion under "Adjusted Debt" above. This measure is useful as a measure of the Company's ability to meet its debt obligations and to raise additional debt.

                           "Fixed Charge Coverage Ratio" is defined as
                  Consolidated FFO Before Interest divided by fixed charges. Fixed charges is the sum of interest expense, principal amortization under mortgage notes payable and ground lease rental payments. Fixed charges include the Company's share of fixed charges for unconsolidated joint ventures, with Gateway expenses excluded, as discussed above. This measure is useful as a measure of the Company's ability to meet its debt obligations and to raise additional debt.

Item 6.           Exhibits and Reports on Form 8-K
                  --------------------------------
                  (a)      Exhibits
                           --------
                           3.1 Restated and Amended Articles of Incorporation of the Registrant, as amended August 9, 1999
                                              (incorporated  by reference  from
                                              the Company's  quarterly  report
                                              on Form 10-Q for the quarter ended
                                              June 30, 2002).

                           3.2                Bylaws of the Registrant,  as
                                              amended April 29, 1993
                                              (incorporated by reference from
                                              the Company's quarterly report on
                                              Form 10-Q of the quarter ended
                                              June 30, 2002).

                           10(a)(ii)          Cousins Properties Incorporated
                                              1999 Incentive Stock Plan,
                                              approved by the Stockholders on
                                              May 4, 1999, filed as Exhibit A to
                                              the Registrant's Proxy Statement
                                              dated March 29, 1999; as amended
                                              and restated, approved by the
                                              Stockholders on December 28, 2000,
                                              filed as Exhibit A to the
                                              Registrant's Proxy Statement dated
                                              December 1, 2000; as amended and
                                              restated, approved by the
                                              Stockholders on May 1, 2001, filed
                                              as Annex B in the Registrant's
                                              Proxy Statement dated March 30,
                                              2001; and as amended and restated,
                                              approved by the Stockholders on
                                              May 7, 2002, filed as Annex A in
                                              the Registrant's Proxy Statement
                                              dated March 29, 2002; and as
                                              amended and restated, approved by
                                              the Stockholders on May 6, 2003,
                                              filed as Annex A in the
                                              Registrant's Proxy Statement dated
                                              March 25, 2003, and incorporated
                                              herein by reference.

                           Exhibit 11         Computation of Per Share
                                              Earnings.*

                           Exhibit 99.1       Certification Pursuant to
                                              18 U.S.C.  Section 1350, as
                                              Adopted Pursuant to Section 906 of
                                              the Sarbanes-Oxley Act   of 2002.

                           Exhibit 99.2       Certification  Pursuant to
                                              18 U.S.C.  Section 1350, as
                                              Adopted Pursuant to Section 906 of
                                              the Sarbanes-Oxley Act of 2002.

                  (b) There were no reports on Form 8-K filed by the Registrant during the quarter ended March 31, 2003.





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



                                              COUSINS PROPERTIES INCORPORATED




                                              /s/ Tom G. Charlesworth
                                              ----------=-----------------------
                                              Tom G. Charlesworth
                                              Executive Vice President, Chief
                                              Financial Officer and Chief
                                              Investment Officer
                                              (Duly Authorized Officer and
                                              Principal Financial Officer)








May 8, 2003

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

Date:  May 8, 2003


/s/ Thomas D. Bell, Jr.
----------------------------------
Thomas D. Bell, Jr.
President, Chief Executive Officer
and Vice Chairman of the Board

                              FORM OF CERTIFICATION
                              ---------------------

I, Tom G. Charlesworth, certify that:

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

Date:  May 8, 2003


/s/ Tom G. Charlesworth
-------------------------------------------------
Tom G. Charlesworth
Executive Vice President, Chief Financial Officer
and Chief Investment Officer





         A signed original of this written statement required by Section 906 has been provided to Cousins Properties Incorporated and will be retained by Cousins Properties Incorporated and furnished to the Securities and Exchange Commission ("SEC") or its staff upon request.