Form 10-Q
period 2003-06-30
COUSINS PROPERTIES INC
filed 2003-08-11
CIK 25232

1

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[x]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

|   |     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from..............to..............

Commission file number 0-3576

COUSINS PROPERTIES INCORPORATED
(Exact name of registrant as specified in its charter)

Georgia (State or other jurisdiction of incorporation or organization)	58-0869052 (IRS Employer Identification No.)

2500 Windy Ridge Parkway Atlanta, Georgia (Address of principal executive offices)	30339-5683 (Zip Code)

(770) 955-2200
(Registrant’s telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X|   No

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes |X|   No

As of July 25, 2003, there were 48,491,130 shares of the registrant’s common stock, par value $1 per share, outstanding.

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

COUSINS PROPERTIES INCORPORATED AND CONSOLIDATED ENTITIES
CONSOLIDATED BALANCE SHEETS

($ in thousands, except share and per share amounts)

	June 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
PROPERTIES:
Operating properties, net of accumulated depreciation of $163,308
as of June 30, 2003 and $136,484 as of December 31, 2002	$ 700,448	$ 619,031
Operating properties held for sale, net of accumulated depreciation
of $6,176 as of June 30, 2003 and $18,616 as of December 31, 2002	23,593	138,298
Land held for investment or future development	16,676	16,632
Projects under construction	107,226	171,135
Residential lots under development	20,758	20,100

Total properties	868,701	965,196

CASH AND CASH EQUIVALENTS, at cost which approximates market	14,379	9,471
NOTES AND OTHER RECEIVABLES	46,727	50,607
INVESTMENT IN UNCONSOLIDATED JOINT VENTURES	175,744	185,516
OTHER ASSETS, including goodwill of $15,696 in 2003 and $15,612 in 2002	40,703	37,287

TOTAL ASSETS	$ 1,146,254	$ 1,248,077

LIABILITIES AND STOCKHOLDERS' INVESTMENT
NOTES PAYABLE	$ 524,883	$ 669,792
ACCOUNTS PAYABLE AND ACCRUED LIABILITIES	41,465	35,445
DEPOSITS AND DEFERRED INCOME	3,393	3,429

TOTAL LIABILITIES	569,741	708,666

MINORITY INTERESTS	19,260	26,959

DEFERRED GAIN	11,689	103,568

COMMITMENTS AND CONTINGENT LIABILITIES
STOCKHOLDERS' INVESTMENT:
Common stock, $1 par value, authorized 150,000,000 shares;
issued 51,182,712 shares at June 30, 2003 and 50,843,835
shares at December 31, 2002	51,183	50,844
Additional paid-in capital	294,264	288,172
Treasury stock at cost, 2,691,582 shares in 2003 and 2,457,482 shares in 2002	(64,894)	(59,356)
Unearned compensation	(2,201)	(2,647)
Cumulative undistributed net income	267,212	131,871

TOTAL STOCKHOLDERS' INVESTMENT	545,564	408,884

TOTAL LIABILITIES AND STOCKHOLDERS' INVESTMENT	$ 1,146,254	$ 1,248,077

See notes to consolidated financial statements.

COUSINS PROPERTIES INCORPORATED AND CONSOLIDATED ENTITIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002
(UNAUDITED)

($ in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
REVENUES:
Rental property revenues	$ 34,813	$ 36,919	$ 89,802	$70,220
Development income	908	972	1,672	2,158
Management fees	2,187	2,288	4,292	4,642
Leasing and other fees	1,234	696	2,345	1,853
Residential lot and outparcel sales	1,612	521	5,540	4,556
Interest and other	1,526	1,114	2,581	2,249

	42,280	42,510	106,232	85,678

INCOME FROM UNCONSOLIDATED JOINT VENTURES	7,663	6,601	14,160	13,631

COSTS AND EXPENSES:
Rental property operating expenses	11,152	10,180	21,609	19,962
General and administrative expenses	7,644	6,965	14,858	14,301
Depreciation and amortization	13,142	11,863	27,866	22,402
Residential lot and outparcel cost of sales	1,368	444	4,599	3,414
Interest expense	8,396	9,015	17,652	17,009
Loss on debt extinguishment	--	--	--	3,501
Property taxes on undeveloped land	218	174	403	350
Other	846	1,049	1,751	1,810

	42,766	39,690	88,738	82,749

INCOME FROM CONTINUING OPERATIONS BEFORE
INCOME TAXES	7,177	9,421	31,654	16,560
PROVISION FOR INCOME TAXES FROM OPERATIONS	537	117	786	1,103

INCOME FROM CONTINUING OPERATIONS BEFORE
GAIN ON SALE OF INVESTMENT PROPERTIES	6,640	9,304	30,868	15,457
GAIN ON SALE OF INVESTMENT PROPERTIES, NET OF
APPLICABLE INCOME TAX PROVISION	90,956	1,042	91,959	2,072

INCOME FROM CONTINUING OPERATIONS	97,596	10,346	122,827	17,529

DISCONTINUED OPERATIONS, NET OF APPLICABLE
INCOME TAXES:
Income from discontinued operations	2,892	2,366	5,255	4,458
Gain on sale of investment properties, net of minority interest	43,012	--	43,012	--

	45,904	2,366	48,267	4,458

NET INCOME	$143,500	$ 12,712	$171,094	$21,987

BASIC NET INCOME PER SHARE:
Income from continuing operations	$ 2.02	$ .21	$ 2.55	$ .35
Discontinued operations	.95	.05	1.00	.09

Basic net income per share	$ 2.97	$ .26	$ 3.55	$ .44

DILUTED NET INCOME PER SHARE:
Income from continuing operations	$ 1.99	$ .20	$ 2.51	$ .35
Discontinued operations	.93	.05	.98	.09

Diluted net income per share	$ 2.92	$ .25	$ 3.49	$ .44

CASH DIVIDENDS DECLARED PER SHARE	$ .37	$ .37	$ .74	$ .74

WEIGHTED AVERAGE SHARES	48,267	49,617	48,201	49,493

DILUTED WEIGHTED AVERAGE SHARES	49,228	50,621	48,993	50,447

See notes to consolidated financial statements.

COUSINS PROPERTIES INCORPORATED AND CONSOLIDATED ENTITIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
(UNAUDITED)

($ in thousands)

	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations before gain on sale
of investment properties	$ 30,868	$ 15,457
Adjustments to reconcile income from continuing operations before gain on sale of investment properties to net cash provided by operating activities:
Depreciation and amortization	27,866	22,402
Amortization of unearned compensation	241	299
Stock appreciation right expense	--	34
Cash charges to expense accrual for stock appreciation rights	--	(288)
Effect of recognizing rental revenues on a straight-line basis	(465)	(656)
Residential lot and outparcel cost of sales	3,904	2,741
Non-cash income tax benefit from stock options	688	--
Changes in other operating assets and liabilities:
Change in other receivables	2,020	185
Change in accounts payable and accrued liabilities	(2,584)	(1,829)

Net cash provided by operating activities of continuing operations	62,538	38,345

Net cash provided by operating activities of discontinued operations	6,455	6,986

CASH FLOWS FROM INVESTING ACTIVITIES:
Gain on sale of investment properties, net of applicable income tax provision	91,959	2,072
Gain on sale of investment properties held for sale	43,012	--
Gain attributable to minority partner	2,273	--
Adjustments to reconcile gain on sale of investment properties, net of applicable income tax provision to net cash provided by sales activities:
Cost of sales	116,731	--
Deferred income recognized	(91,959)	(2,062)
Property acquisition and development expenditures	(42,991)	(36,193)
Distributions in excess of income from unconsolidated joint ventures	31,225	8,114
Investment in unconsolidated joint ventures, including interest
capitalized to equity investments	(21,453)	(3,075)
Investment in notes receivable, net	(816)	(652)
Change in other assets, net	(2,177)	(1,983)

Net cash provided by (used in) investing activities	125,804	(33,779)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of credit facility	(240,411)	(184,497)
Proceeds from credit facility	98,861	119,426
Common stock sold, net of expenses	5,948	8,350
Common stock repurchases	(5,538)	--
Dividends paid	(35,753)	(36,792)
Proceeds from other notes payable	211	150,000
Repayment of other notes payable	(3,570)	(69,728)
Distribution to minority partner	(9,637)	--

Net cash used in financing activities	(189,889)	(13,241)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,908	(1,689)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	9,471	10,556

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 14,379	$ 8,867

See notes to consolidated financial statements.

COUSINS PROPERTIES INCORPORATED AND CONSOLIDATED ENTITIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003
(UNAUDITED)

1.   BASIS OF PRESENTATION

        The Consolidated Financial Statements include the accounts of Cousins Properties Incorporated (“Cousins”), its majority owned partnerships and wholly owned subsidiaries, Cousins Real Estate Corporation (“CREC”) and its subsidiaries and CREC II Inc. (“CREC II”) and its subsidiaries. All of the entities included in the Consolidated Financial Statements are hereinafter referred to collectively as the “Company.”

        Cousins has elected to be taxed as a real estate investment trust (“REIT”), and intends to distribute 100% of its federal taxable income to stockholders, thereby eliminating any liability for future corporate federal income taxes. Therefore, the results included herein do not include a federal income tax provision for Cousins. However, CREC and its subsidiaries and CREC II and its subsidiaries are taxed separately from Cousins as regular corporations. Accordingly, the Consolidated Statements of Income include a provision for CREC and CREC II’s income taxes.

        The Consolidated Financial Statements were prepared by the Company without audit, but in the opinion of management reflect all adjustments necessary (which adjustments are of a normal and recurring nature) for the fair presentation of the Company’s financial position as of June 30, 2003 and results of operations for the three and six month periods ended June 30, 2003 and 2002. Results of operations for the interim 2003 periods are not necessarily indicative of results expected for the full year. While certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, the Company believes that the disclosures herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. The accounting policies employed by the Company are the same as those shown in Note 1 to the Consolidated Financial Statements included in such Form 10-K.

2.   SUPPLEMENTAL INFORMATION CONCERNING CASH FLOWS

        Interest paid (net of $3,425,000 and $3,130,000 capitalized in 2003 and 2002, respectively) and income taxes refunded were as follows for the six months ended June 30, 2003 and 2002 ($ in thousands):

	2003	2002
Interest paid	$17,858	$16,954
Income taxes refunded	$ --	$ 1,168

        During the six months ended June 30, 2003, approximately $106,773,000 was transferred from Projects Under Construction to Operating Properties and approximately $2,374,000 was transferred from Operating Properties to Other Assets. Also in the six months ended June 30, 2003, an adjustment of the performance accelerated restricted stock granted in 2000 (see Note 6 of “Notes to Consolidated Financial Statements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002) was made and approximately $7,000 of Common Stock and approximately $198,000 of Additional Paid-In-Capital were transferred to Unearned Compensation.

3.   NOTES PAYABLE AND INTEREST EXPENSE

        The following table summarizes the terms of the debt outstanding at June 30, 2003 ($ in thousands):

Description	Rate	Term/ Amortization Period (Years)	Final Maturity	Balance at June 30, 2003
Credit facility (a maximum of $275,000),	Floating based
unsecured	on LIBOR	3/N/A	8/31/04	$ 17,608
Note secured by Company's interest in
CSC Associates, L.P.	6.958	10/20	3/01/12	147,299
101 Second Street mortgage note	8.33	10/30	4/19/10	87,628
333 John Carlyle/1900 Duke Street mortga	7.00	10/25	11/01/11	48,195
101 Independence Center mortgage note	8.22	11/25	12/01/07	44,430
The Avenue East Cobb mortgage note	8.39	10/30	8/01/10	38,076
333/555 North Point Center East mortgage	7.00	10/30	11/01/11	31,696
Presidential MarketCenter mortgage note	7.65	10/30	5/02/11	27,543
Meridian Mark Plaza mortgage note	8.27	10/28	10/01/10	24,783
Perimeter Expo mortgage note	8.04	10/30	8/15/05	19,635
600 University Park Place mortgage note	7.38	10/30	8/10/11	13,750
Lakeshore Park Plaza mortgage note	6.78	10/30	11/01/08	9,977
Northside/Alpharetta I mortgage note	7.70	8/28	1/01/06	9,808
Other miscellaneous notes	Various	Various	Various	4,455

				$524,883

        For the three and six months ended June 30, 2003, interest expense was recorded as follows ($ in thousands):

	Three Months	Six Months
Interest Expensed:
Continuing operations	$ 8,396	$17,652
Discontinued operations	538	1,071
Interest Capitalized	1,858	3,425

	$10,792	$22,148

        During the six months ended June 30, 2003, interest was capitalized related to the Company’s projects under construction which had an average balance of approximately $99 million.

4.   EARNINGS PER SHARE (“EPS”)

        Basic EPS is calculated as net income available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted EPS is calculated as net income available to common stockholders divided by the diluted weighted average number of common shares outstanding during the period. Diluted weighted average number of common shares is calculated to reflect the potential dilution that would occur if stock options or other contracts to issue common stock were exercised and resulted in additional common shares outstanding. The income amounts used in the Company’s EPS calculations are the same for both basic and diluted EPS.

        Weighted average shares and diluted weighted average shares are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Weighted average shares	48,267	49,617	48,201	49,493
Dilutive potential common shares	961	1,004	792	954

Diluted weighted average shares	49,228	50,621	48,993	50,447

Anti-dilutive options not included	752	892	880	935

5.   STOCK-BASED EMPLOYEE COMPENSATION

        The Company has several stock-based employee compensation plans which are described fully in Note 6 of “Notes to Consolidated Financial Statements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. The Company has elected to account for its plans under Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees,” which requires the recording of compensation expense for some, but not all, stock-based compensation, rather than the alternative accounting permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” No stock-based employee compensation cost was reflected in net income for options granted under the plans, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Stock-based employee compensation cost was reflected in net income for stock appreciation rights and restricted stock grants issued under the plans.

        In December 2002, SFAS No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure,” was issued. SFAS No. 148 amends SFAS No. 123 to provide alternative methods for transition for an entity that changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure in both interim and annual financial statements about the pro forma effects on reported net income with respect to stock-based employee compensation. The Company adopted this standard effective December 31, 2002. For purposes of the pro forma disclosures, the Company has computed the value of all stock awards and stock options granted during the three and six months ended June 30, 2003 and 2002 using the Black-Scholes option valuation model with the following weighted average assumptions and results. No assumptions are reflected for the three months ended June 30, 2003, as no options were granted during that period.

	Three Months Ended June 30,			Six Months Ended June 30,
	2003	2002		2003		2002
Assumptions
Risk-free interest rate	-	5.40%		3.95%		5.28%
Assumed dividend yield	-	5.60%		6.16%		6.02%
Assumed lives of option
awards	-	8 year	s	8 year	s	8 year	s
Assumed volatility	-	0.192		0.190		0.194
Results
Weighted average fair value
of options granted	-	$ 3.31		$ 2.02		$ 2.76

        The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions. In the opinion of the Company’s management, because the Company’s stock-based compensation awards have characteristics significantly different from traded options and because changes in the subjective assumptions can materially affect the fair value estimate, the results obtained from the valuation model do not necessarily provide a reliable single measure of the value of its stock-based compensation awards.

        If the Company had accounted for its stock-based compensation awards in 2003 and 2002 in accordance with SFAS No. 123, pro forma results would have been as follows ($ in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income, as reported	$143,500	$12,712	$171,094	$ 21,987
Add: Stock-based employee
compensation expense included
in reported net income, net of
related tax effects	149	127	219	324
Deduct: Total stock-based employee
compensation expense determined
under fair-value-based method for
all awards, net of related tax effects	(601)	(724)	(1,064)	(1,509)

Pro forma net income	$143,048	$12,115	$170,249	$ 20,802

Net income per share:
Basic - as reported	$2.97	$.26	$3.55	$ .44

Basic - pro forma	$2.96	$.24	$3.53	$ .42

Diluted - as reported	$2.92	$.25	$3.49	$ .44

Diluted - pro forma	$2.91	$.24	$3.47	$ .41

6.   RECOGNITION OF DEFERRED GAIN

        In 1998, the Company and Prudential Insurance Company of America (“Prudential”) formed several joint ventures (see Note 5,“CP Venture LLC, CP Venture Two LLC and CP Venture Three LLC,” to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002). The Company contributed operating properties with a fair value of $230 million to CP Venture Two LLC and in return received an indirect 11.5% ownership interest in this entity and an 88.5% indirect interest in CP Venture Three LLC, which held $230 million of cash contributed by Prudential for the future development of properties. The Company did not initially recognize the gain attributable to the contribution of the properties, since the consideration received (interests in two ventures) did not meet the initial and continuing investment criteria necessary for the full accrual method of profit recognition set forth in SFAS No. 66, “Accounting for Sales of Real Estate.”

        In May 2003, CP Venture Three LLC sold Mira Mesa MarketCenter (“Mira Mesa”), a 480,000 square foot retail center in San Diego, California. Cash proceeds of approximately $74 million were distributed from the venture entities to the Company as a result of the sale. In accordance with the provisions of SAFA No. 66, the distribution of these unrestricted cash proceeds allowed for 88.5% of the gain on the initial transaction to be recognized under the full accrual method. Accordingly, a gain of $90.0 million was recognized in the quarter ended June 30, 2003. The remaining deferred gain of $11.7 million relates to the portion of the initial gain attributable to the 11.5% ownership interest the Company continues to hold in CP Venture Two LLC, the venture that owns the propeties the Company initially contributed. This portion of the gain is being recognized as the underlying assets of CP Venture Two LLC are liquidated (either through sales of the properties or through depreciation).

7.   NEW ACCOUNTING PRONOUNCEMENTS

        In April 2002, SFAS No. 145, “Rescission of SFAS Nos. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections,” was issued. SFAS No. 145, among other things, eliminates the requirement that all gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item. However, a gain or loss arising from such an event or transaction would continue to be classified as an extraordinary item if the event or transaction is both unusual in nature and infrequent in occurrence per the criteria in APB No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” As part of the transition guidance, although net income would not be affected, gains and losses from debt extinguishment in prior periods that do not meet the criteria in APB No. 30 cannot be treated as extraordinary items for all periods presented. At January 1, 2003, upon adoption of SFAS No. 145, the Company reclassified the extraordinary loss recognized in the first quarter of 2002 to Loss on Debt Extinguishment (included in recurring operations) in the accompanying Statements of Income. This loss on extinguishment of debt is related to the Company’s $150 million mortgage note payable for CSC Associates, L.P. obtained in February 2002 (see Note 4 of “Notes to Consolidated Financial Statements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

        In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” The interpretation addresses consolidation by business enterprises of variable interest entities. FIN 46 is applicable to all variable interest entities created or entered into after January 31, 2003. It is applicable to the existing variable interest entities for the Company’s quarter ended September 30, 2003. The Company does not believe it has any significant variable interest entities and therefore does not anticipate that adoption of FIN 46 will have a material impact on the Company’s financial condition or results of operations.

        In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” This statement requires an issuer to classify certain instruments as liabilities (or assets in some circumstances) and is effective for financial instruments entered into or modified after May 31, 2003 and for existing financial instruments in the third quarter 2003. The Company does not have any financial instruments within the scope of this statement and does not expect this statement to have an impact on the Company’s financial condition or results of operations.

8.   DISCONTINUED OPERATIONS

        In August 2001, SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” was issued, which the Company adopted effective January 1, 2002. SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and long-lived assets to be disposed of. SFAS No. 144 also requires that the gains and losses from the disposition of certain real estate assets and the related historical operating results be included in a separate line item, Discontinued Operations, in the Consolidated Statements of Income for all periods presented. In the normal course of business, the Company recycles invested capital by disposing of existing assets and redeploying the proceeds in order to enhance total returns to stockholders.

        In the fourth quarter of 2002, the Company sold Salem Road Station (“Salem Road”), a 67,000 square foot retail neighborhood center. The Company reclassified the results of operations for Salem Road to Income from Discontinued Operations in the accompanying 2002 Consolidated Statements of Income.

        In the first quarter of 2003, the Company determined that AT&T Wireless Services Headquarters, a 222,000 rentable square foot office building, and Cerritos Corporate Center – Phase II, a 105,000 rentable square foot office building (collectively called “Cerritos”), met the criteria of qualifying dispositions in accordance with SFAS No. 144. The Company sold Cerritos in a single transaction to an unrelated third party in the second quarter of 2003.

        In the second quarter of 2003, the Company determined that Mira Mesa and Presidential MarketCenter (“Presidential”), a 374,000 square foot retail center in Atlanta, Georgia, met the criteria of qualifying dispositions. Mira Mesa was sold to an unrelated third party in the second quarter of 2003. The Company anticipates selling Presidential in the third quarter of 2003.

        The Company reclassified the carrying amounts of Cerritos, Mira Mesa and Presidential to Operating Properties Held for Sale in the accompanying December 31, 2002 Consolidated Balance Sheet. Additionally, the results of operations for Cerritos, Mira Mesa and Presidential were reclassified to Income from Discontinued Operations in the accompanying Consolidated Statements of Income for all periods presented. The gain on sale from Mira Mesa and Cerritos is also included in Discontinued Operations in the accompanying Consolidated Statements of Income.

        The following table details the adjustments made to the Consolidated Statements of Income ($ in thousands):

	Three Months Ended June 30, 2003				Three Months Ended June 30, 2002
	Mira Mesa	Presidential	Cerritos	Total	Mira Mesa	Presidential	Cerritos	Salem Road	Total
Rental property revenues	$1,150	$1,261	$2,680	$5,091	$1,926	$1,207	$3,171	$189	$6,493
Rental property operating expenses	205	289	748	1,242	370	287	1,140	41	1,838
Depreciation and amortization	48	228	--	276	387	232	808	57	1,484
Interest expense	--	538	--	538	--	542	--	--	542
Minority interest	143	--	--	143	228	--	--	--	228
Provision for income taxes	--	--	--	--	--	--	--	35	35

Income from discontinued
operations	$ 754	$ 206	$1,932	$2,892	$ 941	$ 146	$1,223	$ 56	$2,366

	Six Months Ended June 30, 2003				Six Months Ended June 30, 2002
	Mira Mesa	Presidential	Cerritos	Total	Mira Mesa	Presidential	Cerritos	Salem Road	Total
Rental property revenues	$3,030	$2,468	$5,617	$11,115	$3,577	$2,385	$6,251	$380	$12,593
Rental property operating expenses	585	546	1,661	2,792	743	552	2,190	80	3,565
Depreciation and amortization	493	459	676	1,628	768	468	1,615	114	2,965
Interest expense	--	1,071	--	1,071	--	1,080	--	--	1,080
Minority interest	369	--	--	369	454	--	--	--	454
Provision for income taxes	--	--	--	--	--	--	--	71	71

Income from discontinued
operations	$1,583	$ 392	$3,280	$5,255	$1,612	$ 285	$2,446	$115	$4,458

        The components of gain on sale of investment properties for discontinued operations are as follows ($ in thousands):

	2003
	Mira Mesa	Cerritos	Total
Gain on sale of investment properties, net
of minority interest	$34,062	$8,950	$43,012

9.   SUBSEQUENT EVENTS

        Mirant Corporation (“Mirant”) currently leases its headquarters building from a joint venture in which the Company is a 50% partner, 285 Venture, LLC (the “JV”). The JV contributed 1.2% and 1.0% of the sum of the Company’s consolidated revenues and income from unconsolidated joint ventures for the year ended December 31, 2002 and the six months ended June 30, 2003, respectively. On July 14, 2003, Mirant issued a press release indicating that it has filed for reorganization under Chapter 11 of the United States Bankruptcy Code of 1978, as amended. The release indicates that no plan of reorganization has yet been developed, and that the treatment of existing creditor and stockholder interests is uncertain at such time. It is possible that in the bankruptcy, Mirant’s lease with the JV could be rejected. If this occurs, and if the JV is not able to re-lease this space on comparable terms, the rejection of the lease could have an adverse impact on the Company’s results of operations.

        On July 24, 2003, the Company issued 4,000,000 shares of 7.75% Series A Cumulative Redeemable Preferred Stock (liquidation preference of $25.00 per share). The net proceeds from this issuance of approximately $96.5 million will be used to repay outstanding indebtedness under the Company’s unsecured credit facility and for general corporate purposes. The stock may be redeemed at the Company’s option at $25.00 per share plus all accrued and unpaid dividends to the date of redemption on or after July 24, 2008.

10.   REPORTABLE SEGMENTS

        The Company has three reportable segments: Office Division, Retail Division and Land Division. The Office Division and Retail Division develop, lease and manage office buildings and retail centers, respectively. The Land Division owns various tracts of strategically located land which are being held for investment or future development. The Land Division also develops single-family residential communities which are parceled into lots and sold to various home builders. The Company’s reportable segments are broken down based on the type of product the division provides. The divisions are managed separately because each product they provide has separate and distinct development issues, leasing and/or sales strategies and management issues.

        The management of the Company evaluates the performance of its reportable segments based on Funds From Operations (“FFO”). The Company calculates its FFO using the National Association of Real Estate Investment Trusts (“NAREIT”) definition of FFO, which is net income (computed in accordance with GAAP), excluding extraordinary items, cumulative effect of change in accounting principle and gains or losses from sales of depreciable property, plus depreciation and amortization or impairment of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis. The Company changed its method of calculating FFO in the first quarter 2003 to agree with NAREIT’s definition, and FFO for prior reporting periods has been restated. The restatement of FFO for prior periods, including a reconciliation of FFO to both net income and to the Company’s prior definition of funds from operations, is included in Funds From Operations Reconciliation – Ten Year Summary, which was included in the Company’s Current Report on Form 8-K dated May 5, 2003.

        FFO is used by industry analysts, investors and the Company as a supplemental measure of an equity REIT’s operating performance. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, many industry investors and analysts have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. Thus, NAREIT created FFO as a supplemental measure of REIT operating performance that excludes historical cost depreciation, among other items, from GAAP net income. The Company believes that the use of FFO, combined with the required primary GAAP presentations, has been fundamentally beneficial, improving the understanding of operating results of REITs among the investing public and making comparisons of REIT operating results more meaningful. In addition to Company management evaluating the operating performance of its reportable segments based on FFO results, management uses FFO and FFO per share, along with other measures, to assess performance in connection with evaluating and granting incentive compensation to its officers and employees.

        The notations (100%) and (JV) used in the following tables indicate wholly owned and unconsolidated joint ventures, respectively, and all amounts are in thousands.

Three Months Ended June 30, 2003	Office Division	Retail Division	Land Division	Unallocated and Other	Total
Rental property revenues - continuing (100%)	$ 28,686	$ 6,112	$ --	$ 15	$ 34,813
Rental property revenues - discontinued (100%)	2,680	2,411	--	--	5,091
Rental property revenues (JV)	20,040	678	--	--	20,718
Development income, management
fees and leasing and other fees (100%)	3,932	317	80	--	4,329
Development income, management
fees and leasing and other fees (JV)	--	--	--	--	--
Other income (100%)	--	--	1,612	1,526	3,138
Other income (JV)	--	--	1,261	--	1,261

Total revenues	55,338	9,518	2,953	1,541	69,350

Rental property operating expenses - continuing (100%)	9,210	1,950	--	(8)	11,152
Rental property operating expenses - discontinued (100%)	748	494	--	--	1,242
Rental property operating expenses (JV)	6,037	157	--	--	6,194
Other expenses - continuing (100%)	4,931	1,779	2,300	10,064	19,074
Other expenses - discontinued (100%)	--	--	--	681	681
Other expenses (JV)	--	--	36	3,406	3,442
Provision for income taxes from operations
- continuing (100%)	--	--	--	537	537

Total expenses	20,926	4,380	2,336	14,680	42,322

Consolidated funds from operations	34,412	5,138	617	(13,139)	27,028

Depreciation and amortization - continuing (100%)	(9,673)	(2,866)	--	(1)	(12,540)
Depreciation and amortization - discontinued (100%)	--	(276)	--	--	(276)
Depreciation and amortization (JV)	(4,458)	(222)	--	--	(4,680)
Gain on sale of investment properties, net
of applicable income tax provision (100%)	8,950	34,062	--	90,956	133,968

Net income	$ 29,231	$ 35,836	$ 617	$ 77,816	$ 143,500

Six Months Ended June 30, 2003	Office Division	Retail Division	Land Division	Unallocated and Other	Total
Rental property revenues - continuing (100%)	$ 76,361	$ 13,399	$ --	$ 42	$ 89,802
Rental property revenues - discontinued (100%)	5,617	5,498	--	--	11,115
Rental property revenues (JV)	39,370	1,340	547	--	41,257
Development income, management
fees and leasing and other fees (100%)	7,399	724	186	--	8,309
Development income, management
fees and leasing and other fees (JV)	--	--	--	--	--
Other income (100%)	--	--	5,540	2,581	8,121
Other income (JV)	--	--	1,808	--	1,808

Total revenues	128,747	20,961	8,081	2,623	160,412

Rental property operating expenses -
continuing (100%)	18,109	3,507	--	(7)	21,609
Rental property operating expenses -
discontinued (100%)	1,661	1,131	--	--	2,792
Rental property operating expenses (JV)	12,196	362	--	--	12,558
Other expenses - continuing (100%)	9,432	3,726	6,365	20,913	40,436
Other expenses - discontinued (100%)	--	--	--	1,440	1,440
Other expenses (JV)	--	--	69	6,615	6,684
Provision for income taxes from operations
- continuing (100%)	--	--	--	786	786

Total expenses	41,398	8,726	6,434	29,747	86,305

Consolidated funds from operations	87,349	12,235	1,647	(27,124)	74,107

Depreciation and amortization - continuing (100%)	(20,671)	(6,020)	--	(2)	(26,693)
Depreciation and amortization - discontinued (100%)	(676)	(952)	--	--	(1,628)
Depreciation and amortization (JV)	(8,739)	(373)	--	--	(9,112)
Gain on sale of investment properties, net
of applicable income tax provision (100%)	9,412	34,603	--	90,956	134,971
Impairment loss on depreciable property (JV)	(551)	--	--	--	(551)

Net income	$ 66,124	$ 39,493	$ 1,647	$ 63,830	$ 171,094

Total assets	$ 783,068	$ 222,779	$53,238	$ 87,169	$ 1,146,254

Investment in unconsolidated joint ventures	$ 128,307	$ 15,955	$31,482	$ --	$ 175,744

Reconciliation to Consolidated Revenues

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Rental property revenues - continuing (100%)	$34,813	$36,919	$ 89,802	$70,220
Development income, management fees
and leasing and other fees (100%)	4,329	3,956	8,309	8,653
Residential lot and outparcel sales	1,612	521	5,540	4,556
Interest and other	1,526	1,114	2,581	2,249

Total consolidated revenues	$42,280	$42,510	$106,232	$85,678

Three Months Ended June 30, 2002	Office Division	Retail Division	Land Division	Unallocated and Other	Total

Rental property revenues - continuing (100%)	$ 30,310	$ 6,584	$ --	$ 25	$ 36,919
Rental property revenues - discontinued (100%)	3,171	3,322	--	--	6,493
Rental property revenues (JV)	19,304	632	--	--	19,936
Development income, management
fees and leasing and other fees (100%)	3,467	414	75	--	3,956
Development income, management
fees and leasing and other fees (JV)	--	--	--	--	--
Other income (100%)	--	--	521	1,114	1,635
Other income (JV)	--	--	408	--	408

Total revenues	56,252	10,952	1,004	1,139	69,347

Rental property operating expenses
- continuing (100%)	8,584	1,595	--	1	10,180
Rental property operating expenses -
discontinued (100%)	1,140	698	--	--	1,838
Rental property operating expenses (JV)	5,730	150	--	--	5,880
Other expenses - continuing (100%)	5,241	1,539	978	10,421	18,179
Other expenses - discontinued (100%)	--	--	--	770	770
Other expenses (JV)	--	--	11	3,293	3,304
Provision for income taxes from operations
- continuing (100%)	--	--	--	117	117
Provision for income taxes from operations
- discontinued (100%)	--	--	--	35	35

Total expenses	20,695	3,982	989	14,637	40,303

Consolidated funds from operations	35,557	6,970	15	(13,498)	29,044

Depreciation and amortization - continuing (100%)	(8,744)	(2,584)	--	(3)	(11,331)
Depreciation and amortization - discontinued (100%)	(808)	(676)	--	--	(1,484)
Depreciation and amortization (JV)	(4,325)	(234)	--	--	(4,559)
Gain on sale of investment properties, net
of applicable income tax provision (100%)	473	569	--	--	1,042

Net income	$ 22,153	$ 4,045	$ 15	$(13,501)	$ 12,712

Six Months Ended June 30, 2002	Office Division	Retail Division	Land Division	Unallocated and Other	Total

Rental property revenues - continuing (100%)	$ 58,066	$ 12,101	$ --	$ 53	$ 70,220
Rental property revenues - discontinued (100%)	6,251	6,342	--	--	12,593
Rental property revenues (JV)	38,217	1,261	--	--	39,478
Development income, management
fees and leasing and other fees (100%)	7,613	793	247	--	8,653
Development income, management
fees and leasing and other fees (JV)	--	--	--	--	--
Other income (100%)	--	--	4,556	2,249	6,805
Other income (JV)	--	--	1,452	--	1,452

Total revenues	110,147	20,497	6,255	2,302	139,201

Rental property operating expenses
- continuing (100%)	16,944	3,013	--	5	19,962
Rental property operating expenses
- discontinued (100%)	2,190	1,375	--	--	3,565
Rental property operating expenses (JV)	11,479	321	--	--	11,800
Other expenses - continuing (100%)	10,165	3,110	4,454	23,716	41,445
Other expenses - discontinued (100%)	--	--	--	1,534	1,534
Other expenses (JV)	--	--	25	6,641	6,666
Provision for income taxes from operations
- continuing (100%)	--	--	--	1,103	1,103
Provision for income taxes from operations
- discontinued (100%)	--	--	--	71	71

Total expenses	40,778	7,819	4,479	33,070	86,146

Consolidated funds from operations	69,369	12,678	1,776	(30,768)	53,055

Depreciation and amortization - continuing (100%)	(16,564)	(4,775)	--	(3)	(21,342)
Depreciation and amortization - discontinued (100%)	(1,615)	(1,350)	--	--	(2,965)
Depreciation and amortization (JV)	(8,356)	(477)	--	--	(8,833)
Gain on sale of investment properties, net
of applicable income tax provision (100%)	947	1,125	--	--	2,072

Net income	$ 43,781	$ 7,201	$ 1,776	$(30,771)	$ 21,987

Total assets	$ 850,205	$ 262,914	$28,004	$ 76,846	$ 1,217,969

Investment in unconsolidated joint ventures	$ 151,837	$ 16,556	$11,965	$ --	$ 180,358

28

PART I. FINANCIAL INFORMATION

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Three
                  and Six Months Ended June 30, 2003 and 2002

Critical Accounting Policies:

        There has been no material change in the Company’s critical accounting policies from that disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Results of Operations:

        Rental Property Revenues and Operating Expenses. Rental property revenues decreased approximately $2,106,000 in the three month 2003 period and increased approximately $19,582,000 in the six month 2003 period as compared to the comparable periods of 2002. Rental property revenues from the Company’s office portfolio decreased approximately $1,624,000 in the three month 2003 period and increased approximately $18,295,000 in the six month 2003 period. Rental property revenues from 55 Second Street, which became partially operational for financial reporting purposes in February 2002, decreased approximately $1,629,000 in the three month 2003 period and increased approximately $19,181,000 for the six month 2003 period. In the six month 2003 period, Cable & Wireless Internet Services, Inc. paid a $20 million termination fee to terminate its lease on 158,000 square feet at 55 Second Street. The Company is actively marketing this space to be re-leased. The San Francisco market continues to be a difficult leasing market, and there is no guarantee that the space will be re-leased in the near future. Due to these uncertainties, the Company cannot currently estimate the results of its efforts to re-lease 55 Second Street and the resulting impact on rental property revenues for the remainder of 2003 and beyond. Rental property revenues decreased approximately $1,718,000 and $2,616,000 in the three and six month 2003 periods, respectively, from 101 Second Street, as its average economic occupancy decreased from 97% in 2002 to 84% in 2003, which contributed to the three month 2003 decrease and partially offset the 2003 increase in rental property revenues. In August 2002, the Company entered into a termination agreement with Arthur Andersen which terminated its 148,000 square foot lease at 101 Second Street (approximately 106,000 square feet of this space has been released as of July 25, 2003; See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002). Additionally, rental property revenues decreased approximately $299,000 in the six month 2003 period from One Georgia Center, as its average economic occupancy decreased from 88% in 2002 to 79% in 2003 for the six month periods. Rental property revenues from 333 John Carlyle increased approximately $606,000 and $629,000 in the three and six month 2003 periods, respectively, due to a termination fee of $550,000 recognized from a tenant in the second quarter 2003. Rental property revenues from 555 North Point Center East increased approximately $534,000 and $264,000 in the three and six month 2003 periods, respectively, due to an increase in termination fees of approximately $595,000 in the second quarter 2003. The increase in rental property revenues at 555 North Point Center East was partially offset by a decrease in average economic occupancy at this property from 92% in 2002 to 65% in 2003 for the six month periods. Partially offsetting the decrease in the three month 2003 period and contributing to the increase in the six month 2003 period was an increase in rental property revenues of approximately $294,000 and $432,000 in the three and six month 2003 periods, respectively, from The Points at Waterview, as its average economic occupancy increased from 49% in 2002 to 84% in 2003 for the six month periods.

        Rental property revenues from the Company’s retail portfolio decreased approximately $472,000 in the three month 2003 period and increased approximately $1,298,000 in the six month 2003 period. Rental property revenues from The Avenue of the Peninsula decreased approximately $339,000 in the three month 2003 period and increased approximately $729,000 in the six month 2003 period. The three month 2003 period decrease was primarily due to an increase in reserves for tenant receivables and the six month 2003 increase was primarily due to the recognition of termination fees of approximately $841,000 and an increase in percentage rents in the first quarter 2003, partially offset by an increase in reserves. Rental property revenues from Perimeter Expo increased approximately $240,000 in the six month 2003 period, primarily due to an increase in its average economic occupancy from 92% in 2002 to 94% in 2003 for the six month periods. Also contributing to the increase in rental property revenues from the retail portfolio in the six month 2003 period was an increase of approximately $331,000 from The Avenue East Cobb, primarily due to an increase in termination fees of approximately $140,000 and an increase in its average economic occupancy from 96% in 2002 to 97% in 2003 for the six month periods. Additionally, rental property revenues decreased approximately $452,000 and $142,000 from The Avenue Peachtree City for the three and six month 2003 periods, respectively, primarily due to the receipt in 2002 of termination fees of approximately $719,000. This decrease in rental property revenues at The Avenue Peachtree City was partially offset by an increase in its average economic occupancy from 73% in 2002 to 96% in 2003 for the six month periods, as the space for which the aforementioned termination fee was recognized in 2002 was re-leased.

        Rental property operating expenses increased approximately $972,000 and $1,647,000 in the three and six month 2003 periods, respectively, due primarily to 55 Second Street becoming partially operational for financial reporting purposes in February 2002 and to approximately $300,000 of legal fees incurred at The Avenue of the Peninsula in conjunction with a lawsuit, which was settled.

        Development Income. Development income decreased approximately $64,000 and $486,000 in the three and six month 2003 periods, respectively. Development and tenant construction fees decreased approximately $45,000 and $320,000 in the three and six month 2003 periods, respectively, from Crawford Long – CPI, LLC, as construction of the Emory Crawford Long Medical Office Tower was substantially completed in February 2002.

        Management Fees. Management fees decreased approximately $101,000 and $350,000 in the three and six month 2003 periods, respectively. Approximately $225,000 of the six month 2003 decrease related to Cousins Properties Services LP (“CPS”) due to decreased contracts for third party office building management services.

        Leasing and Other Fees. Leasing and other fees increased approximately $538,000 and $492,000 in the three and six month 2003 periods, respectively. Leasing and other fees increased approximately $604,000 and $691,000 in the three and six month 2003 periods, respectively, from CPS, due to significant leasing activity at the third party office buildings CPS manages. Also contributing to the increase was an increase of approximately $194,000 and $178,000 in the three and six month 2003 periods, respectively, from Wildwood Associates, mainly due to a large sub-lease at the 3200 Windy Hill Road building. The increase in leasing and other fees was partially offset by a decrease of approximately $268,000 in both the three and six month 2003 periods from leasing that occurred at the Ten Peachtree Place Associates joint venture in 2002.

        Residential Lot and Outparcel Sales and Cost of Sales. Residential lot and outparcel sales increased approximately $1,091,000 and $984,000 in the three and six month 2003 periods, respectively. Residential lots sold increased from 5 lots in the three month 2002 period to 23 lots in the three month 2003 period and from 96 lots in the six month 2002 period to 99 lots in the six month 2003 period.

        Residential lot and outparcel cost of sales increased approximately $924,000 and $1,185,000 in the three and six month 2003 periods, respectively. Cost of sales increased disproportionately to the sales increases due to fluctuations between 2002 and 2003 of the gross profit percentages used to calculate the cost of lot sales in certain of the residential developments. Additionally, a profit adjustment was recognized in the six month 2002 period for the final lot sales within a residential development.

        Interest and Other. Interest and other increased approximately $412,000 and $332,000 in the three and six month 2003 periods, respectively. This increase was mainly due to an increase in the fair value of warrants owned by the Company due to increases in the stock price of the underlying company who issued the warrants.

        Income from Unconsolidated Joint Ventures. (All amounts reflect the Company’s share of joint venture income.) Income from unconsolidated joint ventures increased approximately $1,062,000 and $529,000 in the three and six month 2003 periods, respectively.

        Income from Wildwood Associates decreased approximately $364,000 and $1,012,000 in the three and six month 2003 periods, respectively. This decrease is partially due to an impairment loss of approximately $551,000 recognized in the first quarter 2003 on property within Wildwood Office Park that was sold in the second quarter 2003. Also contributing to the decrease in income from Wildwood Associates was a decrease in average economic occupancy at the 2300 Windy Ridge Parkway Building from 99% in 2002 to 86% in 2003. The decrease in income from Wildwood Associates was partially offset by the reversal of an allowance for bad debts of approximately $378,000.

        Income from Temco Associates increased approximately $652,000 and $153,000 in the three and six month 2003 periods, respectively. During the second quarter 2003 and the first quarter 2002, approximately 98 acres and 559 acres, respectively, of the option related to the fee simple interest were exercised and simultaneously sold. CREC’s share of the gain on these tract sales was approximately $430,000 and $371,000, respectively. Residential lots sold at Bentwater, which is owned by Temco Associates, decreased from 79 lots in the three month 2002 period to 74 lots in the three month 2003 period and increased from 180 lots in the six month 2002 period to 193 lots in the six month 2003 period. Lot sales, net of costs of sales, also increased due to fluctuations between 2002 and 2003 of the gross profit percentages used to calculate the cost of lot sales.

        Income from CL Realty, LLC (“CL Realty”) increased approximately $177,000 and $158,000 in the three and six month 2003 periods, respectively. During the second quarter 2003, CL Realty commenced development activities at six new residential communities that are expected to add over 6,000 lots to the development pipeline over a ten year period. CL Realty sold 53 of these lots at its Hidden Lakes and Summer Creek developments in Texas during the second quarter 2003.

        Income from Ten Peachtree Place Associates increased approximately $427,000 and $540,000 in the three and six month 2003 periods, respectively, as the average economic occupancy of Ten Peachtree Place for the six month period increased from 15% in 2002 to 71% in 2003.

        Income from CSC Associates, L.P. increased approximately $107,000 and $301,000 in the three and six month 2003 periods, respectively, primarily due to an increase in rental revenues from a tenant whose increase in rental rate did not require straight-lining under SFAS No. 13.

        Income from CPI/FSP I, L.P. increased approximately $220,000 in the six month 2003 period. Austin Research Park – Buildings III and IV became fully operational for financial reporting purposes in March 2002.

        Income from Crawford Long – CPI, LLC increased approximately $178,000 in the six month 2003 period, as the Emory Crawford Long Medical Office Tower became partially operational for financial reporting purposes in February 2002.

        General and Administrative Expenses. General and administrative expenses increased approximately $679,000 and $557,000 in the three and six month 2003 periods, respectively. The increase in general and administrative expenses was primarily due to an increase in salaries and related benefits due to increased personnel and an increase in legal expense. Partially offsetting the increase in general and administrative expenses was an increase of approximately $224,000 and $574,000 in the three and six month 2003 periods, respectively, in capitalized salaries, primarily related to salaries for development and leasing personnel due to an increase in the number of projects under development in 2003.

        Depreciation and Amortization. Depreciation and amortization increased approximately $1,279,000 and $5,464,000 in the three and six month 2003 periods, respectively, due to 55 Second Street becoming partially operational for financial reporting purposes and to write-offs of unamortized tenant improvements and leasing commissions related to certain tenants who effected early terminations of their lease obligations.

        Interest Expense. Interest expense decreased approximately $619,000 in the three month 2003 period and increased approximately $643,000 in the six month 2003 period. Interest expense before capitalization increased to approximately $10,254,000 and $21,077,000 in the three and six month 2003 periods, respectively, from approximately $10,248,000 and $20,139,000 in the three and six month 2002 periods, respectively. Interest expense increased approximately $833,000 in the six month 2003 period due to the refinancing of Bank of America Plaza (see Note 4 of “Notes to Consolidated Financial Statements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002). Partially offsetting the six month 2003 increase in interest expense and contributing to the three month 2003 decrease in interest expense was an increase of approximately $625,000 and $295,000 in the three and six month 2003 periods, respectively, in interest capitalized to projects under development (a reduction of interest expense) due to increased weighted average expenditures on projects under development in 2003.

        Loss on Debt Extinguishment. Loss on debt extinguishment decreased approximately $3,501,000 in the six month 2003 period due to the refinancing of Bank of America Plaza in February 2002 (see Note 7 contained in this report).

        Other Expenses. Other expenses decreased approximately $203,000 and $59,000 in the three and six month 2003 periods, respectively. The decrease in other expense is mainly due to a decrease of approximately $570,000 and $682,000 in minority interest expense in the three and six month 2003 periods, respectively. This decrease is mainly due to a decrease in the partner’s share of the results of operations of 101 Second Street and 55 Second Street due to decreased rental revenues at those properties. The decrease in other expenses was partially offset by an increase of approximately $349,000 and $587,000 in predevelopment expense in the three and six month 2003 periods, respectively.

        Provision for Income Taxes from Operations. The provision for income taxes from operations increased approximately $420,000 in the three month 2003 period and decreased approximately $317,000 in the six month 2003 period. The changes in the provision for income taxes from operations was primarily due to an increase in the three month 2003 and a decrease in the six month 2003 income before income taxes and gain on sale of investment properties from CREC and its subsidiaries. The fluctuations were primarily due to changes in income from residential lot sales, net of cost of sales, income from Temco Associates, development fees and general and administrative expenses.

        Gain on Sale of Investment Properties. In May 2003, CP Venture III, of which the Company owns 88.5%, sold Mira Mesa for $87 million and recognized a gain on this sale, net of minority interest, of approximately $34 million. In June 2003, the Company sold Cerritos for approximately $79 million, recognizing a gain on this sale of approximately $9 million. These gains are included in discontinued operations on the Consolidated Statements of Income (see Note 8).

        The Company’s share of the cash proceeds from the sale of Mira Mesa also triggered the recognition of approximately $90.0 million of the Company’s deferred gain associated with the original formation of CP Venture LLC (see Note 6 contained in this report and Note 5 of “Notes to Consolidated Financial Statements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002). This deferred gain, recorded in 1998 when the Company contributed properties to CP Venture LLC, was being amortized into income ratably over 30 years. The deferred gain remaining on the Consolidated Balance Sheet at June 30, 2003 will continue to be amortized into income as the properties originally contributed to CP Venture LLC are depreciated or upon sale of these properties.

        The remaining gain in the three and six month 2003 periods and the gain on sale in the three and six month 2002 periods represented the aforementioned ratable amortization of deferred gain related to CP Venture LLC.

        Discontinued Operations. See Note 8 contained in this report for a discussion of the components of Discontinued Operations.

Liquidity and Capital Resources:

         Financial Condition.

        At June 30, 2003, notes payable included the following ($ in thousands):

	Company	Share of Unconsolidated Joint Ventures	Total
Floating Rate Credit Facility
and Floating Rate Debt	$ 18,660	$ 6,063	$ 24,723
Other Debt
(primarily non-recourse
fixed rate mortgages)	506,223	282,202	788,425

	$524,883	$288,265	$813,148

        As shown above, the Company’s debt (including its pro rata share of unconsolidated joint venture debt) was $813.1 million or 38% of total market capitalization (shares outstanding multiplied by stock price at June 30, 2003 plus debt) at June 30, 2003. Bank covenants related to the Company’s credit facility specifically exclude debt related to Charlotte Gateway Village, L.L.C. (“Gateway”), as it is fully secured by the underlying property and non-recourse to the borrower and is fully amortized by rental payments under a long-term lease to Bank of America. As of June 30, 2003, the Company’s share of the Gateway debt totaled $88.7 million. The Company’s debt (including its pro rata share of unconsolidated joint venture debt) to total market capitalization is lower excluding the Gateway debt. The Company believes that providing information on the Company’s share of joint venture debt is useful for investors and analysts to understand obligations and contingencies of the Company. The Company’s debt to market capitalization (excluding its share of unconsolidated joint venture debt) was 28% at June 30, 2003.

        The Company had $17.6 million drawn on its $275 million unsecured revolving credit facility as of June 30, 2003 compared to $159.2 million drawn at December 31, 2002. Additionally, at June 30, 2003, the Company had $84.7 million allocated to estimated development commitments, as compared to an allocation of $131.5 million at December 31, 2003. Except as described above, there has been no material change in the Company’s contractual obligations and commitments from that disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

        The Company has development and acquisition projects in various planning stages. The Company currently intends to finance these projects, as well as the completion of projects currently under construction, using its existing credit facility (increasing the credit facility as required), long-term non-recourse financing on the Company’s unleveraged projects, joint ventures, project sales, proceeds from the Company’s recent preferred stock offering (see Note 9 contained in this report) and other financings as market conditions warrant. In September 1996, the Company filed a shelf registration statement with the Securities and Exchange Commission (“SEC”) for the offering from time to time of up to $200 million of common stock, warrants to purchase common stock and debt securities. In July 2003, the Company filed an additional shelf registration statement to add an additional $1 million of availability and add preferred stock as a registered security. As described in Note 9 contained in this report, in July 2003, the Company issued $100 million of preferred stock. As of August 8, 2003, approximately $33 million remained available for issuance under the shelf registration statement.

        The Company from time to time evaluates opportunities and strategic alternatives, including but not limited to joint ventures, mergers and acquisitions and new private or publicly-owned entities created to hold existing assets and acquire new assets. These alternatives may also include sales of single or multiple assets when the Company perceives opportunities to capture value and redeploy proceeds or distribute proceeds to stockholders. The Company’s consideration of these alternatives is part of its ongoing strategic planning process. There can be no assurance that any such alternative, if undertaken and consummated, would not materially adversely affect the Company or the market price of the Company’s common or preferred stock.

        Cash Flows. Net cash provided by operating activities of continuing operations increased approximately $24.2 million in the six month 2003 period as compared to the six month 2002 period. Income from continuing operations before gain on sale of investment properties increased approximately $15.4 million which contributed to the increase in net cash provided by operating activities. Depreciation and amortization increased approximately $5.5 million due to 55 Second Street becoming partially operational for financial reporting purposes and to the write-offs of unamortized tenant improvements and leasing commissions related to certain tenants who effected early terminations of their lease obligations. Also contributing to the increase in net cash provided by operating activities was an increase of approximately $1.2 million in residential lot and outparcel cost of sales and an increase of approximately $1.1 million in changes in other operating assets and liabilities.

        Net cash provided by investing activities increased approximately $159.6 million in the six month 2003 period from net cash used in investing activities. This increase was primarily due to an increase in net cash provided by sales activities of approximately $162.0 million due to the sales of Mira Mesa and Cerritos in the second quarter 2003. Also contributing to the increase in net cash provided by investing activities was an increase of approximately $23.1 million in distributions in excess of income from unconsolidated joint ventures, consisting of an increase in distributions of approximately $23.6 million and an increase in income of approximately $0.5 million. The increase in distributions was mainly due to distributions of approximately $26.3 million from Crawford Long — CPI, LLC. In May 2003, Crawford Long – CPI, LLC, in which the Company is a 50% partner, obtained non-recourse financing of $55 million, with an interest rate of 5.9% and a maturity of June 1, 2013. The proceeds from this financing were distributed to the partners. Also contributing to the increase in distributions was an increase of approximately $1.6 million from CSC Associates, and partially offsetting the increase in distributions was a decrease of approximately $3.2 million from Wildwood Associates. Partially offsetting the increase in net cash provided by investing activities was an increase of approximately $6.8 million in property acquisition and development expenditures, as a result of increased development activity in 2003, and an increase of approximately $18.4 million in investment in unconsolidated joint ventures. Contributions to CL Realty, LLC increased approximately $16.4 million, to fund the Company’s portion of land acquisition costs in connection with three new residential developments in Texas. Contributions to Ten Peachtree Place Associates increased approximately $3.6 million to pay for re-leasing costs at Ten Peachtree Place. These increases in contributions were partially offset by a decrease in contributions to Crawford Long – CPI, LLC of approximately $1.6 million, as development of this property was substantially completed in February 2002.

        Net cash used in financing activities increased approximately $176.6 million in the six month 2003 period. The increase is mainly due to a decrease of approximately $149.8 million in proceeds from other notes payable, due to the February 2002 refinancing of Bank of America Plaza (see Note 4 of “Notes to Consolidated Financial Statements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002). Also contributing to the increase in net cash used in financing activities was a $76.5 million increase in net repayments of the Company’s credit facility and an increase of $9.6 million due to a distribution to a minority partner. An increase of approximately $5.5 million in common stock repurchases and a decrease in common stock sold, net of expenses, of approximately $2.4 million also contributed to the increase in net cash used by financing activities. Partially offsetting the increase in net cash used in financing activities was a decrease in repayment of other notes payable of approximately $66.2 million due to the aforementioned refinancing of Bank of America and a decrease of approximately $1.0 million in dividends paid due to repurchases of common stock by the Company.

Item 3.   Quantitative and Qualitative Disclosure About Market Risk

        There has been no material change in the Company’s market risk related to its notes payable and notes receivable from that disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Item 4.   Controls and Procedures

        Disclosure controls and procedures are the Company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

        As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision of the Chief Executive Officer and Chief Financial Officer and with the participation of the Company’s management, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic Securities and Exchange Commission filings. No significant changes were made in the Company’s internal controls during the second quarter of 2003 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II.   OTHER INFORMATION

Item 1.   Legal Proceedings

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

Item 4.   Submission of Matters to a Vote of Security Holders

        For the results of the Company’s Annual Meeting of Stockholders held on May 6, 2003, see Item 4 of Part II of the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2003.

Item 5. Other Information

        The Company uses non-GAAP financial measures in its filings and other public disclosures. These non-GAAP financial measures are defined below. For oral presentations, reconciliations to the most directly comparable GAAP measure may be accessed through the “Quarterly Disclosures” link and the “Supplemental SEC Information” link on the Investor Relations page of the Company’s Web site, www.cousinsproperties.com.

        The following is a list of non-GAAP financial measures that the Company commonly uses and a description for each measure of (1) the reasons that management believes the measure is useful to investors, and (2) if material, any additional uses of the measure by management of the Company.

        “Funds From Operations” (“FFO”) is a supplemental operating performance measure used in the real estate industry. Effective January 1, 2003, the Company adopted the National Association of Real Estate Investment Trusts’ (“NAREIT”) definition of FFO, which is net income (computed in accordance with accounting principles generally accepted in the United States (“GAAP”)), excluding extraordinary items, cumulative effect of change in accounting principle and gains or losses from sales of depreciable property, plus depreciation and amortization or impairment of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis.

        FFO is used by industry analysts and investors as a supplemental measure of an equity REIT’s operating performance. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, many industry investors and analysts have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. Thus, NAREIT created FFO as a supplemental measure of REIT operating performance that excludes historical cost depreciation, among other items, from GAAP net income. The use of FFO, combined with the required primary GAAP presentations, has been fundamentally beneficial, improving the understanding of operating results of REITs among the investing public and making comparisons of REIT operating results more meaningful. Company management evaluates the operating performance of its reportable segments and of its divisions based on FFO. Additionally, the Company uses FFO and FFO per share, along with other measures, to assess performance in connection with evaluating and granting incentive compensation to its officers and employees.

        “Rental Property Revenues Less Rental Property Operating Expenses” is used by industry analysts, investors and Company management to measure operating performance of the Company’s properties. Like FFO, Rental Property Revenues Less Rental Property Operating Expenses excludes certain components from Net Income in order to provide results that are more closely related to a property’s results of operations. Certain items, such as interest expense, while included in FFO and Net Income, do not affect the operating performance of a real estate asset and are often incurred at the corporate level as opposed to the property level. As a result, management uses only those income and expense items that are incurred at the property level to evaluate a property’s performance. Depreciation and amortization are also excluded from this item for the reasons described under FFO above. Additionally, appraisals of real estate are based on the value of an income stream before interest and depreciation.

        “Same-Property Growth” represents the percentage change in Same-Property Revenues Less Operating Expenses for properties that have been fully operational for two consecutive reporting periods. Same-Property Revenues Less Operating Expenses is similar to Rental Property Revenues Less Rental Property Operating Expenses, but excludes lease termination fees, which are generally one-time payments that may distort results of operations for comparable periods, straight-line rents and inter-company activities. While seasonal items such as percentage rents may distort comparisons of one quarter to the previous quarter, annual comparisons are not distorted by seasonality. Same-Property Growth allows analysts, investors and management to analyze continuing operations and evaluate the growth trend of the Company’s portfolio.

        “2nd Generation Tenant Improvements and Leasing Costs and Building Capital Expenditures” is used in the valuation and analysis of real estate. Because the Company develops and acquires properties, in addition to operating existing properties, its property acquisition and development expenditures included in the Statements of Cash Flows includes both initial costs associated with developing and acquiring investment assets and those expenditures necessary for operating and maintaining existing properties at historical performance levels. The latter costs are referred to as second generation costs and are useful in evaluating the economic performance of the asset and in valuing the asset. Accordingly, the Company discloses the portion of its property acquisition and development expenditures that pertain to second generation space in its operating properties.

        “Adjusted Debt” is defined as the Company’s debt and the Company’s pro rata share of unconsolidated joint venture debt, excluding debt related to Charlotte Gateway Village, L.L.C. (“Gateway”). The Company excludes Gateway debt as it is fully secured by the underlying property and non-recourse to the borrower and is fully amortized by rental payments under a long-term lease to Bank of America. The Gateway debt is also excluded from debt and coverage ratios for purposes of the bank covenants pertaining to the Company’s credit facility. This measure is useful as a measure of the Company’s ability to meet its debt obligations and to raise additional debt.

        “Interest Expense Coverage Ratio” is defined as the ratio of FFO plus consolidated interest expense (“Consolidated FFO Before Interest”) divided by consolidated interest expense. Consolidated interest expense is the sum of the Company’s interest expense plus its share of interest expense for unconsolidated joint ventures. The Company’s share of interest expense for Gateway has been excluded in accordance with the discussion under “Adjusted Debt” above. This measure is useful as a measure of the Company’s ability to meet its debt obligations and to raise additional debt.

        “Fixed Charge Coverage Ratio” is defined as Consolidated FFO Before Interest divided by fixed charges. Fixed charges is the sum of interest expense, principal amortization under mortgage notes payable and ground lease rental payments. Fixed charges include the Company’s share of fixed charges for unconsolidated joint ventures, with Gateway expenses excluded, as discussed above. This measure is useful as a measure of the Company’s ability to meet its debt obligations and to raise additional debt.

Item 6.   Exhibits and Reports on Form 8-K

(a)	Exhibits

3.1	Restated and Amended Articles of Incorporation of the Registrant, as amended through July 22, 2003.

3.2	Bylaws of the Registrant, as amended April 29, 1993 (incorporated by reference from the Company's quarterly report on Form 10-Q of the quarter ended June 30, 2002).

4.1	Dividend Reinvestment Plan as restated as of March 27, 1995, filed in the Registrant's Form S-3 dated March 27, 1995, and incorporated herein by reference.

4.2	Articles of Amendment of Restated and Amended Articles of Incorporation of
              the Registrant, filed as Exhibit 4.1 to the Registrant's Current Report on
Form 8-K on July 22, 2003, and incorporated herein by reference.

10.1	Cousins Properties Incorporated 1999 Incentive Stock Plan, approved by the
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
              Statement dated March 29, 2002; and as amended and restated, approved by the Stockholders on May 6, 2003, filed as Annex A in the Registrant's Proxy
Statement dated March 25, 2003, and incorporated herein by reference.

11	Computation of Per Share Earnings.*

31.1	Certification Pursuant to Form of Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Form of Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Data required by SFAS No. 128, “Earnings Per Share,” is provided in Note 4 to the consolidated financial statements in this report.

                                    (b)           Reports on Form 8-K

The following Current Reports on Form 8-K were furnished or filed during the quarter ended June 30, 2003:

On May 5, 2003, the Company furnished a Current Report on Form 8-K dated May 5, 2003, pursuant to Item 12 of Form 8-K, “Disclosure of Results of Operations and Financial Condition,” for the quarter ended March 31, 2003.

On June 24, 2003, the Company filed a Current Report on Form 8-K dated December 31, 2002, relating to certain non-GAAP financial measures appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

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

August 11, 2003