Form 10-Q
period 2003-09-30
COUSINS PROPERTIES INC
filed 2003-11-13
CIK 25232

1

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2003

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   Yes   X      No _____

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes   X      No _____

As of October 24, 2003, there were 48,582,521 shares of the registrant’s common stock, par value $1 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

COUSINS PROPERTIES INCORPORATED AND CONSOLIDATED ENTITIES
CONSOLIDATED BALANCE SHEETS
$ in thousands, except share and per share amounts)

	September 30,	December 31,
	2003	2002
	(Unaudited)
ASSETS
PROPERTIES:
Operating properties, net of accumulated depreciation of $162,
as of September 30, 2003 and $155,100 as of December 31, 200	$ 671,978	$ 757,329
Land held for investment or future development	16,659	16,632
Projects under construction	127,542	171,135
Residential lots under development	23,678	20,100

Total properties	839,857	965,196
CASH AND CASH EQUIVALENTS, at cost which approximates market	50,540	9,471
NOTES AND OTHER RECEIVABLES	20,842	50,607
INVESTMENT IN UNCONSOLIDATED JOINT VENTURES	184,019	185,516
OTHER ASSETS, including goodwill of $15,696 in 2003 and $15,612 i	41,616	37,287

TOTAL ASSETS	$ 1,136,874	$ 1,248,077

LIABILITIES AND STOCKHOLDERS' INVESTMENT
NOTES PAYABLE	$ 478,134	$ 669,792
ACCOUNTS PAYABLE AND ACCRUED LIABILITIES	37,954	35,445
DEPOSITS AND DEFERRED INCOME	4,111	3,429

TOTAL LIABILITIES	520,199	708,666

MINORITY INTERESTS	19,230	26,959

DEFERRED GAIN	11,464	103,568

COMMITMENTS AND CONTINGENT LIABILITIES
STOCKHOLDERS' INVESTMENT:
7.75% Series A cumulative redeemable preferred stock, $1 par value, $25.00 liquidation value, 4,000,000 and 0 shares
authorized and issued	100,000	--
Common stock, $1 par value, authorized 150,000,000 shares,
issued 51,263,504 and 50,843,835 shares	51,263	50,844
Additional paid-in capital	292,320	288,172
Treasury stock at cost, 2,691,582 and 2,457,482 shares	(64,894)	(59,356)
Unearned compensation	(2,042)	(2,647)
Cumulative undistributed net income	209,334	131,871

TOTAL STOCKHOLDERS' INVESTMENT	585,981	408,884

TOTAL LIABILITIES AND STOCKHOLDERS' INVESTMENT	$ 1,136,874	$ 1,248,077

See notes to consolidated financial statements.

COUSINS PROPERTIES INCORPORATED AND CONSOLIDATED ENTITIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
(UNAUDITED)
($ in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002
REVENUES:
Rental property revenues	$33,490	$ 36,450	$121,090	$104,707
Development income	558	918	2,230	3,076
Management fees	2,227	2,308	6,519	6,950
Leasing and other fees	772	1,802	3,117	3,655
Residential lot and outparcel sales	2,833	2,481	8,373	7,037
Interest and other	1,393	1,070	3,974	3,319

	41,273	45,029	145,303	128,744

INCOME FROM UNCONSOLIDATED JOINT VENTURES	6,932	6,880	21,092	20,511

COSTS AND EXPENSES:
Rental property operating expenses	11,229	10,794	32,418	30,377
General and administrative expenses	7,331	6,315	22,189	20,616
Depreciation and amortization	12,851	13,998	40,518	36,209
Residential lot and outparcel cost of sales	1,846	2,414	6,445	5,828
Interest expense	6,611	8,963	24,263	25,972
Loss on debt extinguishment	-	-	-	3,501
Property taxes on undeveloped land	149	198	552	548
Other	578	1,094	2,329	2,904

	40,595	43,776	128,714	125,955

INCOME FROM CONTINUING OPERATIONS BEFORE
INCOME TAXES	7,610	8,133	37,681	23,300
PROVISION FOR INCOME TAXES FROM OPERATIONS	231	147	1,017	1,250

INCOME FROM CONTINUING OPERATIONS BEFORE
GAIN ON SALE OF INVESTMENT PROPERTIES	7,379	7,986	36,664	22,050
GAIN ON SALE OF INVESTMENT PROPERTIES, NET OF
APPLICABLE INCOME TAX PROVISION	2,178	1,028	94,137	3,100

INCOME FROM CONTINUING OPERATIONS	9,557	9,014	130,801	25,150

DISCONTINUED OPERATIONS, NET OF APPLICABLE
INCOME TAXES:
Income from discontinued operations	668	2,996	7,506	8,847
Gain on sale of investment properties, net of minority interest	50,386	-	93,398	-

	51,054	2,996	100,904	8,847

NET INCOME	60,611	12,010	231,705	33,997
PREFERRED DIVIDENDS	1,421	-	1,421	-

NET INCOME AVAILABLE TO COMMON
STOCKHOLDERS	$59,190	$ 12,010	$230,284	$ 33,997

BASIC INCOME PER COMMON SHARE:
Income from continuing operations available to
common stockholders	$ .17	$ .18	$ 2.68	$ .51
Discontinued operations	1.05	.06	2.09	.18

Basic net income available to common stockholders	$ 1.22	$ .24	$ 4.77	$ .69

DILUTED INCOME PER COMMON SHARE:
Income from continuing operations available to
common stockholders	$ .16	$ .18	$ 2.63	$ .50
Discontinued operations	1.03	.06	2.05	.18

Diluted net income available to common stockholders	$ 1.19	$ .24	$ 4.68	$ .68

COMMON DIVIDENDS DECLARED PER SHARE	$ 2.44	$ .37	$ 3.18	$ 1.11

WEIGHTED AVERAGE SHARES	48,370	49,584	48,258	49,525

DILUTED WEIGHTED AVERAGE SHARES	49,643	50,152	49,205	50,275

See notes to consolidated financial statements.

COUSINS PROPERTIES INCORPORATED AND CONSOLIDATED ENTITIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
(UNAUDITED)
($ in thousands)

	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations before gain on sale
of investment properties	$ 36,664	$ 22,050
Adjustments to reconcile income from continuing operations before gain on sale of investment properties to net cash provided by operating activities:
Depreciation and amortization	40,518	36,209
Amortization of unearned compensation	400	471
Stock appreciation right expense	-	27
Cash charges to expense accrual for stock appreciation rights	-	(288)
Effect of recognizing rental revenues on a straight-line basis	(567)	(735)
Residential lot and outparcel cost of sales	5,781	4,694
Non-cash income tax benefit from stock options	785	-
Changes in other operating assets and liabilities:
Change in other receivables	875	(529)
Change in accounts payable and accrued liabilities	(5,473)	2,045

Net cash provided by operating activities of continuing operations	78,983	63,944

Net cash provided by operating activities of discontinued operations	8,775	13,022

CASH FLOWS FROM INVESTING ACTIVITIES:
Gain on sale of investment properties, net of applicable income tax provision	94,137	3,100
Gain on sale of investment properties held for sale	93,398	-
Gain attributable to minority partner	2,292	-
Adjustments to reconcile gain on sale of investment properties, net of applicable income tax provision to net cash provided by sales activities:
Cost of sales	157,537	-
Deferred income recognized	(92,189)	(3,092)
Property acquisition and development expenditures	(68,847)	(57,380)
Distributions in excess of income from unconsolidated joint ventures	29,783	7,091
Investment in unconsolidated joint ventures, including interest
capitalized to equity investments	(28,286)	(5,680)
Investment in notes receivable	(820)	(981)
Collection of notes receivable	27,134	4
Change in other assets, net	(3,740)	(2,391)

Net cash provided by (used in) investing activities	210,399	(59,329)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of credit facility	(265,448)	(218,429)
Proceeds from credit facility	106,291	201,480
Preferred stock sold, net of expenses	96,385	-
Common stock sold, net of expenses	7,602	11,287
Common stock repurchases	(5,538)	(34,730)
Dividends paid	(154,242)	(55,343)
Proceeds from other notes payable	307	150,000
Repayment of other notes payable	(32,808)	(71,936)
Distribution to minority partner	(9,637)	-

Net cash used in financing activities	(257,088)	(17,671)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	41,069	(34)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	9,471	10,556

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 50,540	$ 10,522

See notes to consolidated financial statements.

COUSINS PROPERTIES INCORPORATED AND CONSOLIDATED ENTITIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2003
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

        Cousins has elected to be taxed as a real estate investment trust (“REIT”) and intends to distribute 100% of its federal taxable income to stockholders, thereby eliminating any liability for future corporate federal income taxes. Therefore, the results included herein do not include a federal income tax provision for Cousins. However, CREC and its subsidiaries and CREC II and its subsidiaries are taxed separately from Cousins as regular corporations. Accordingly, the Consolidated Statements of Income include a provision for CREC and CREC II’s income taxes.

        The Consolidated Financial Statements were prepared by the Company without audit, but in the opinion of management reflect all adjustments necessary (which adjustments are of a normal and recurring nature) for the fair presentation of the Company’s financial position as of September 30, 2003 and results of operations for the three and nine month periods ended September 30, 2003 and 2002. Results of operations for the interim 2003 periods are not necessarily indicative of results expected for the full year. While certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, the Company believes that the disclosures herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. The accounting policies employed by the Company are the same as those shown in Note 1 to the Consolidated Financial Statements included in such Form 10-K.

2.  SUPPLEMENTAL INFORMATION CONCERNING CASH FLOWS

        Interest paid (net of $6,369,000 and $4,495,000 capitalized in 2003 and 2002, respectively) and income taxes paid (refunded) were as follows for the nine months ended September 30, 2003 and 2002 ($ in thousands):

	2003	2002
Interest paid	$26,311	$ 26,607
Income taxes paid (refunded)	$ 930	$ (1,358)

        During the nine months ended September 30, 2003, approximately $106,773,000 was transferred from Projects Under Construction to Operating Properties and approximately $2,374,000 was transferred from Operating Properties to Other Assets. Also in the nine months ended September 30, 2003, approximately $972,000 was transferred from Projects Under Construction to Land Held for Investment or Future Development and an adjustment of the performance accelerated restricted stock granted in 2000 (see Note 6 of “Notes to Consolidated Financial Statements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002) was made and approximately $7,000 of Common Stock and approximately $198,000 of Additional Paid-In Capital was offset against Unearned Compensation.

3.   NOTES PAYABLE AND INTEREST EXPENSE

        The following table summarizes the terms of the notes payable at September 30, 2003 ($ in thousands):

		Term/
		Amortization		Balance at
		Period	Final	September
Description	Rate	(Years)	Maturity	30, 2003
Credit facility (a maximum of	Floating
$275,000), unsecured	on LIBOR	3/N/A	8/31/04	$ --
Note secured by Company´s interest
CSC Associates, L.P.	6.958	10/20	3/01/12	146,746
101 Second Street mortgage note	8.33	10/30	4/19/10	87,407
333 John Carlyle/1900 Duke Street
mortgage note	7.00	10/25	11/01/11	48,060
101 Independence Center mortgage no	8.22	11/25	12/01/07	44,174
The Avenue East Cobb mortgage note	8.39	10/30	8/01/10	37,984
333/555 North Point Center East
mortgage note	7.00	10/30	11/01/11	31,561
Meridian Mark Plaza mortgage note	8.27	10/28	10/01/10	24,710
Note payable, unsecured	8.04	10/30	8/15/05	19,554
600 University Park Place mortgage	7.38	10/30	8/10/11	13,713
Lakeshore Park Plaza mortgage note	6.78	10/30	11/01/08	9,920
Northside/Alpharetta I mortgage not	7.70	8/28	1/01/06	9,759
Other miscellaneous notes	Various	Various	Various	4,546

				$478,134

        For the three and nine months ended September 30, 2003, interest expense was recorded as follows ($ in thousands):

	Three Months	Nine Months
Interest Expensed:
Continuing operations	$ 6,611	$24,263
Discontinued operations	265	1,336
Interest Capitalized	2,944	6,369

	$ 9,820	$31,968

        During the nine months ended September 30, 2003, interest was capitalized related to the Company’s projects under construction which had an average balance of approximately $114 million.

4.   EARNINGS PER SHARE (“EPS”)

        Basic EPS is calculated as net income available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted EPS is calculated as net income available to common stockholders divided by the diluted weighted average number of common shares outstanding during the period. Diluted weighted average number of common shares is calculated to reflect the potential dilution that would occur if stock options or other contracts to issue common stock were exercised and resulted in additional common shares outstanding. The income amounts used in the Company’s EPS calculations are reduced for the effect of preferred dividends and are the same for both basic and diluted EPS.

        In 2003, the Company sold four properties that generated taxable gains of approximately $107 million. As a result of these sales (more fully discussed in Note 9 contained in this report), the Company paid a special cash dividend of $2.07 per share, which totaled $100.5 million, on September 22, 2003, distributing a portion of the taxable gains on the sales of investment properties to its stockholders. Stock options outstanding were correspondingly adjusted to generally keep the intrinsic value equal to before the special dividend in accordance with the guidelines as set forth in FASB Interpretation No. 44, “Certain Transactions Involving Stock Compensation (an interpretation of APB No. 25).”

        Weighted average shares and diluted weighted average shares are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002
Weighted average shares	48,370	49,584	48,258	49,525
Dilutive potential common shares	1,273	568	947	750

Diluted weighted average shares	49,643	50,152	49,205	50,275

Anti-dilutive options not included	-	2,168	782	964

5.   STOCK-BASED EMPLOYEE COMPENSATION

        The Company has several stock-based employee compensation plans which are described fully in Note 6 of “Notes to Consolidated Financial Statements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. The Company has elected to account for its plans under Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees,” which requires the recording of compensation expense for some, but not all, stock-based compensation, rather than the alternative accounting permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” No stock-based employee compensation cost was reflected in net income for options granted under the plans, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Compensation expense was reflected in net income for stock-based compensation of the Company other than stock options.

        In December 2002, SFAS No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure,” was issued. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for an entity that changes to the fair value-based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure in both interim and annual financial statements about the pro forma effects on reported net income with respect to stock-based employee compensation. The Company adopted this standard effective December 31, 2002. For purposes of the pro forma disclosures, the Company has computed the value of all stock options granted during the three and nine months ended September 30, 2003 and 2002 using the Black-Scholes option valuation model with the following weighted average assumptions and results. No assumptions are reflected for the three months ended September 30, 2002, as no options were granted during that period.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002
Assumptions
Risk-free interest rate	4.32%	--	3.96%	5.28%
Assumed dividend yield	5.20%	--	6.15%	6.02%
Assumed lives of option
awards	8 years	--	8 years	8 years
Assumed volatility	0.186	--	0.190	0.194
Results
Weighted average fair value
of options granted	$ 3.24	--	$ 2.04	$ 2.76

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

        If the Company had accounted for its stock-based compensation awards in 2003 and 2002 in accordance with SFAS No. 123, pro forma results would have been as follows ($ in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002
Net income available to
common stockholders, as reported	$59,190	$12,010	$230,284	$ 33,997
Deduct: Compensation expense for
stock option awards determined
under fair value method	(632)	(715)	(1,654)	(1,914)

Pro forma net income
available to common stockholders	$58,558	$11,295	$228,630	$ 32,083

Net income per common share:
Basic - as reported	$1.22	$.24	$4.77	$ .69

Basic - pro forma	$1.21	$.23	$4.74	$ .65

Diluted - as reported	$1.19	$.24	$4.68	$ .68

Diluted - pro forma	$1.18	$.23	$4.65	$ .64

6.   RECOGNITION OF DEFERRED GAIN

        In 1998, the Company and Prudential Insurance Company of America (“Prudential”) formed several joint ventures (see Note 5, “CP Venture LLC, CP Venture Two LLC and CP Venture Three LLC”, to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002). The Company contributed operating properties with a fair value of $230 million to CP Venture Two LLC and in return received an 11.5% indirect ownership interest in this entity and an 88.5% indirect interest in CP Venture Three LLC, which held $230 million of cash contributed by Prudential for the future development of properties. The Company did not initially recognize the gain attributable to the contribution of the properties, since the consideration received (interests in two ventures) did not meet the initial and continuing investment criteria necessary for the full accrual method of profit recognition set forth in SFAS No. 66, “Accounting for Sales of Real Estate.”

        In May 2003, CP Venture Three LLC sold Mira Mesa MarketCenter (“Mira Mesa”), a 480,000 square foot retail center in San Diego, California. Cash proceeds of approximately $74 million were distributed from the venture entities to the Company as a result of the sale. In accordance with the provisions of SFAS No. 66, the distribution of these unrestricted cash proceeds allowed for 88.5% of the gain on the initial transaction to be recognized under the full accrual method. Accordingly, a gain of $90.0 million was recognized in the nine months ended September 30, 2003. The remaining deferred gain of $11.5 million relates to the portion of the initial gain attributable to the 11.5% ownership interest the Company continues to hold in CP Venture Two LLC, the venture that owns the properties the Company initially contributed. This portion of the gain is being recognized as the underlying assets of CP Venture Two LLC are liquidated (either through sales of the properties or through depreciation).

7.   PREFERRED STOCK OFFERING

        On July 24, 2003, the Company issued 4,000,000 shares of 7.75% Series A Cumulative Redeemable Preferred Stock (liquidation preference of $25.00 per share). The net proceeds from this issuance, approximately $96.4 million, were used to repay outstanding indebtedness under the Company’s unsecured credit facility and for general corporate purposes. Issuance costs were recorded as a reduction of Additional Paid-In Capital. The preferred stock may be redeemed on or after July 24, 2008, at the Company’s option at $25.00 per share plus all accrued and unpaid dividends through the date of redemption. No preferred dividends were declared in the third quarter 2003. However, accumulated dividends for the period beginning July 24, 2003 through September 30, 2003, are reflected on the 2003 Consolidated Statement of Income in the caption, “Preferred Dividends.”

8.   NEW ACCOUNTING PRONOUNCEMENTS

        In April 2002, SFAS No. 145, “Rescission of SFAS Nos. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections,” was issued. SFAS No. 145, among other things, eliminates the requirement that all gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item. However, a gain or loss arising from such an event or transaction would continue to be classified as an extraordinary item if the event or transaction is both unusual in nature and infrequent in occurrence per the criteria in APB No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” As part of the transition guidance, although net income would not be affected, gains and losses from debt extinguishment in prior periods that do not meet the criteria in APB No. 30 cannot be treated as extraordinary items for all periods presented. At January 1, 2003, upon adoption of SFAS No. 145, the Company reclassified the extraordinary loss recognized in the first quarter of 2002 to Loss on Debt Extinguishment (included in recurring operations) in the accompanying 2002 Consolidated Statement of Income. This loss on extinguishment of debt is related to the Company’s $150 million mortgage note payable for CSC Associates, L.P. obtained in February 2002 in connection with the refinancing of Bank of America Plaza (see Note 4 of “Notes to Consolidated Financial Statements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

        In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” The interpretation addresses consolidation by business enterprises of variable interest entities (“VIEs”). FIN 46 is applicable in the quarter ended September 30, 2003 to all VIEs created or entered into after January 31, 2003. The adoption of FIN 46 has been postponed for VIEs that were in existence prior to January 31, 2003 until the end of the first interim or annual period ending after December 15, 2003. The Company analyzed all entities formed since February 1, 2003 to determine if any qualified as VIEs under FIN 46. The Company determined that an entity owned by a joint venture in which the Company has a 50% ownership interest is a VIE. The joint venture previously consolidated this entity, and there is no effect on the Company’s financial condition or results of operations as a result of this entity being a VIE. The Company is also in the process of analyzing entities which existed at January 31, 2003, and the Company does not presently anticipate there will be a material impact on the Company’s financial condition or results of operations from the final adoption of FIN 46.

        In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” This statement requires an issuer to classify certain instruments as liabilities (or assets in some circumstances) and is effective for all financial instruments entered into or modified after May 31, 2003, and on July 1, 2003 for financial instruments which existed prior to May 31, 2003. The application of SFAS No. 150 to mandatorily redeemable non-controlling interests in finite life entities that are consolidated by the Company was indefinitely deferred. The Company had two such finite life entities at July 1, 2003. However, the Company analyzed the fair value of these entities and noted no material difference between book value and fair value. Additionally, the Company has revised, or will revise in the fourth quarter of 2003, the operating agreements of these finite life entities to convert them to entities with indefinite lives. The Company does not have any other financial instruments as defined in SFAS No. 150, and the Company does not anticipate SFAS No. 150 to have a material impact on the Company’s financial condition or results of operations.

9.   DISCONTINUED OPERATIONS

        In August 2001, SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” was issued, which the Company adopted effective January 1, 2002. SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and long-lived assets to be disposed of. SFAS No. 144 also requires that the gains and losses from the disposition of certain real estate assets and the related historical operating results be included in a separate line item, Discontinued Operations, in the Consolidated Statements of Income for all periods presented. From time to time, the Company recycles invested capital by disposing of existing assets and redeploying the proceeds in order to enhance total returns to stockholders.

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

        In the second quarter of 2003, the Company determined that Mira Mesa and Presidential MarketCenter (“Presidential”), a 374,000 square foot retail center in Atlanta, Georgia, met the criteria of qualifying dispositions in accordance with SFAS No. 144. Mira Mesa was sold to an unrelated third party in the second quarter of 2003. Presidential was sold to an unrelated third party in the third quarter of 2003. Also, in the third quarter 2003, the Company determined that Perimeter Expo (“Expo”), a 176,000 square foot retail center in Atlanta, Georgia, met the criteria of a qualifying disposition in accordance with SFAS No. 144. Expo was sold to an unrelated third party in the third quarter of 2003. The note payable on Expo was re-collateralized as corporate debt and not repaid. Therefore interest expense related to Expo is not treated as a component of Income from Discontinued Operations.

        The results of operations for Cerritos, Mira Mesa, Presidential and Expo were reclassified to Income from Discontinued Operations in the accompanying Consolidated Statements of Income for all periods presented. The gains on the sales of the properties are also included in Discontinued Operations in the accompanying Consolidated Statements of Income.

        The following table details the adjustments made to the Consolidated Statements of Income ($ in thousands) to reflect the operations of the discontinued properties:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002
Rental property revenues	$1,208	$7,514	$14,525	$22,070
Rental property operating expenses	231	2,016	3,443	5,960
Depreciation and amortization	44	1,674	1,871	4,830
Interest expense	265	548	1,336	1,628
Minority interest	--	231	369	685
Provision for income taxes	--	49	--	120

Income from discontinued
operations	$ 668	$2,996	$ 7,506	$ 8,847

        The components of gain on sale of investment properties for discontinued operations are as follows ($ in thousands):

	2003
	Mira Mesa	Cerritos	Presidential	Expo	Total
Gain on sale of investment properties, net
of minority interest	$35,018	$8,950	$22,468	$26,962	$93,398

10.   REPORTABLE SEGMENTS

        The Company has three reportable segments: Office Division, Retail Division and Land Division. The Office Division and Retail Division develop, lease and manage office buildings and retail centers, respectively. The Land Division owns various tracts of strategically located land which are being held for investment or future development. The Land Division also develops single-family residential communities which are parceled into lots and sold to various home builders. The Land Division also owns an interest in a home building joint venture. The Company’s reportable segments are broken down based on the type of product the division provides. The divisions are managed separately because each product they provide has separate and distinct development issues, leasing and/or sales strategies and management issues.

        The management of the Company evaluates the performance of its reportable segments based on funds from operations available to common stockholders (“FFO”). The Company calculates its FFO using the National Association of Real Estate Investment Trusts (“NAREIT”) definition of FFO, which is net income available to common stockholders (computed in accordance with GAAP), excluding extraordinary items, cumulative effect of change in accounting principle and gains or losses from sales of depreciable property, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis. The Company changed its method of calculating FFO in the first quarter 2003 to agree with NAREIT’s definition, and FFO for prior reporting periods has been restated. The restatement of FFO for prior periods, including a reconciliation of FFO to both net income and to the Company’s prior definition of FFO, was included in the Funds From Operations Reconciliation – Ten Year Summary schedule furnished in the Company’s Current Report on Form 8-K dated May 5, 2003. In October 2003, NAREIT revised its prior FFO implementation guidance to indicate that impairment losses are not an adjustment when calculating FFO. The Company recognized an impairment loss in the first quarter 2003, and the nine month 2003 FFO calculation has correspondingly been restated.

        FFO is used by industry analysts, investors and the Company as a supplemental measure of an equity REIT’s operating performance. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, many industry investors and analysts have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. Thus, NAREIT created FFO as a supplemental measure of a REIT’s operating performance that excludes historical cost depreciation, among other items, from GAAP net income. The Company believes that the use of FFO, combined with the required primary GAAP presentations, has been fundamentally beneficial, improving the understanding of operating results of REITs among the investing public and making comparisons of REIT operating results more meaningful. In addition to Company management evaluating the operating performance of its reportable segments based on FFO results, management uses FFO and FFO per share, along with other measures, to assess performance in connection with evaluating and granting incentive compensation to its officers and employees.

        The notations (100%) and (JV) used in the following tables indicate wholly owned and unconsolidated joint ventures, respectively, and all amounts are in thousands.

Three Months Ended	Office	Retail	Land	Unallocated
September 30, 200	Division	Division	Division	and Other	Total
Rental property revenues - continuing (100%)	$ 28,405	$ 5,046	$ --	$ 39	$ 33,490
Rental property revenues - discontinued (100%)	--	1,208	--	--	1,208
Rental property revenues (JV)	20,135	659	--	--	20,794
Development income, management
fees and leasing and other fees (100%)	2,961	524	72	--	3,557
Other income (100%)	--	--	2,833	1,393	4,226
Other income (JV)	--	--	861	--	861

Total revenues	51,501	7,437	3,766	1,432	64,136

Rental property operating expenses -
continuing (100%)	9,612	1,607	--	10	11,229
Rental property operating expenses -
discontinued (100%)	--	231	--	--	231
Rental property operating expenses (JV)	6,285	163	--	--	6,448
Other expenses - continuing (100%)	5,170	2,032	2,615	7,366	17,183
Other expenses - discontinued (100%)	--	--	--	265	265
Other expenses (JV)	--	--	43	3,582	3,625
Provision for income taxes from operations -
continuing (100%)	--	--	--	231	231

Total expenses	21,067	4,033	2,658	11,454	39,212

Gain on sale of undepreciated investment properties	--	--	1,947	--	1,947
Preferred dividends	--	--	--	(1,421)	(1,421)

Consolidated funds from operations available to
common stockholders	30,434	3,404	3,055	(11,443)	25,450

epreciation and amortization - continuing (100%)	(9,714)	(2,469)	--	--	(12,183)
Depreciation and amortization - discontinued (100%)	--	(44)	--	--	(44)
Depreciation and amortization (JV)	(4,428)	(222)	--	--	(4,650)
Gain on sale of investment properties, net
of applicable income tax provision (100%)	--	50,617	--	--	50,617

Net income available to common stockholders	$ 16,292	$ 51,286	$3,055	$(11,443)	$ 59,190

Nine Months Ended	Office	Retail	Land	Unallocated
September 30, 2003	Division	Division	Division	and Other	Total
Rental property revenues - continuing (100%)	$ 104,766	$ 16,243	$ --	$ 81	$ 121,090
Rental property revenues - discontinued (100%)	5,617	8,908	--	--	14,525
Rental property revenues (JV)	59,505	1,999	547	--	62,051
Development income, management
fees and leasing and other fees (100%)	10,360	1,248	258	--	11,866
Other income (100%)	--	--	8,373	3,974	12,347
Other income (JV)	--	--	2,669	--	2,669

Total revenues	180,248	28,398	11,847	4,055	224,548

Rental property operating expenses -
continuing (100%)	27,721	4,694	--	3	32,418
Rental property operating expenses -
discontinued (100%)	1,661	1,782	--	--	3,443
Rental property operating expenses (JV)	18,481	525	--	--	19,006
Other expenses - continuing (100%)	14,602	5,758	8,980	28,279	57,619
Other expenses - discontinued (100%)	--	--	--	1,705	1,705
Other expenses (JV)	--	--	112	10,197	10,309
Provision for income taxes from operations -
continuing (100%)	--	--	--	1,017	1,017

Total expenses	62,465	12,759	9,092	41,201	125,517

Impairment loss on depreciable property (JV)	(551)	--	--	--	(551)
Gain on sale of undepreciated investment properties	--	--	1,947	--	1,947
Preferred dividends	--	--	--	(1,421)	(1,421)

Consolidated funds from operations available to
common stockholders	117,232	15,639	4,702	(38,567)	99,006

Depreciation and amortization - continuing (100%)	(30,385)	(8,290)	--	(2)	(38,677)
Depreciation and amortization - discontinued (100%)	(676)	(1,195)	--	--	(1,871)
Depreciation and amortization (JV)	(13,167)	(595)	--	--	(13,762)
Gain on sale of investment properties, net
of applicable income tax provision (100%)	10,162	85,481	--	89,945	185,588

Net income available to common shareholders	$ 83,166	$ 91,040	$ 4,702	$ 51,376	$ 230,284

Total assets	$ 783,433	$ 190,711	$64,017	$ 98,713	$ 1,136,874

Investment in unconsolidated joint ventures	$ 129,101	$ 15,883	$39,035	$ --	$ 184,019

Reconciliation to Consolidated Revenues

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002
Rental property revenues - continuing	$33,490	$36,450	$121,090	$104,707
Development income, management fees
and leasing and other fees	3,557	5,028	11,866	13,681
Residential lot and outparcel sales	2,833	2,481	8,373	7,037
Interest and other	1,393	1,070	3,974	3,319

Total consolidated revenues	$41,273	$45,029	$145,303	$128,744

Three Months Ended	Office	Retail	Land	Unallocated
September 30, 2002	Division	Division	Division	and Other	Total
Rental property revenues -
continuing (100%)	$ 31,739	$ 4,685	$ --	$ 26	$ 36,450
Rental property revenues -
discontinued (100%)	3,254	4,260	--	--	7,514
Rental property revenues (JV)	19,902	658	--	--	20,560
Development income, management fees
and leasing and other fees (100%)	4,532	408	88	--	5,028
Other income (100%)	--	--	2,481	1,070	3,551
Other income (JV)	--	--	430	--	430

Total revenues	59,427	10,011	2,999	1,096	73,533

Rental property operating expenses -
continuing (100%)	9,316	1,478	--	--	10,794
Rental property operating expenses -
discontinued (100%)	1,224	792	--	--	2,016
Rental property operating expenses (JV)	6,152	165	--	--	6,317
Other expenses - continuing (100%)	4,738	1,594	3,188	10,010	19,530
Other expenses - discontinued (100%)	--	--	--	779	779
Other expenses (JV)	--	--	15	3,288	3,303
Provision for income taxes from operations -
continuing (100%)	--	--	--	147	147
Provision for income taxes from operations -
discontinued (100%)	--	--	--	49	49

Total expenses	21,430	4,029	3,203	14,273	42,935

Consolidated funds from operations available to
common stockholders	37,997	5,982	(204)	(13,177)	30,598

Depreciation and amortization -
continuing (100%)	(11,343)	(2,108)	--	(1)	(13,452)
Depreciation and amortization -
discontinued (100%)	(898)	(776)	--	--	(1,674)
Depreciation and amortization (JV)	(4,255)	(235)	--	--	(4,490)
Gain on sale of investment properties,
net of applicable income tax
provision (100%)	471	557	--	--	1,028

Net income available to common stockholders	$ 21,972	$ 3,420	$ (204)	$(13,178)	$ 12,010

Nine Months Ended	Office	Retail	Land	Unallocated
September 30, 2002	Division	Division	Division	and Other	Total
Rental property revenues -
continuing (100%)	$ 89,805	$ 14,823	$ --	$ 79	$ 104,707
Rental property revenues -
discontinued (100%)	9,505	12,565	--	--	22,070
Rental property revenues (JV)	58,119	1,919	--	--	60,038
Development income, management fees
and leasing and other fees (100%)	12,146	1,200	335	--	13,681
Other income (100%)	--	--	7,037	3,319	10,356
Other income (JV)	--	--	1,882	--	1,882

Total revenues	169,575	30,507	9,254	3,398	212,734

Rental property operating expenses -
continuing (100%)	26,260	4,112	--	5	30,377
Rental property operating expenses -
discontinued (100%)	3,414	2,546	--	--	5,960
Rental property operating expenses (JV)	17,618	486	--	--	18,104
Other expenses - continuing (100%)	14,176	4,704	7,641	34,454	60,975
Other expenses - discontinued (100%)	--	--	--	2,313	2,313
Other expenses (JV)	--	--	40	9,942	9,982
Provision for income taxes from operations -
continuing (100%)	--	--	--	1,250	1,250
Provision for income taxes from operations -
discontinued (100%)	--	--	--	120	120

Total expenses	61,468	11,848	7,681	48,084	129,081

Consolidated funds from operations
available to common stockholders	108,107	18,659	1,573	(44,686)	83,653

Depreciation and amortization -
continuing (100%)	(27,906)	(6,693)	--	(4)	(34,603)
Depreciation and amortization -
discontinued (100%)	(2,513)	(2,317)	--	--	(4,830)
Depreciation and amortization (JV)	(12,611)	(712)	--	--	(13,323)
Gain on sale of investment properties,
net of applicable income tax
provision (100%)	1,418	1,682	--	--	3,100

Net income available to common stockholders	$ 66,495	$ 10,619	$ 1,573	$(44,690)	$ 33,997

Total assets	$ 854,425	$ 266,938	$29,104	$ 83,064	$ 1,233,531

Investment in unconsolidated joint ventures	$ 155,069	$ 16,443	$12,474	$ --	$ 183,986

30

PART I. FINANCIAL INFORMATION

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations for the Three                   and Nine Months Ended September 30, 2003 and 2002

Critical Accounting Policies:

        There has been no material change in the Company’s critical accounting policies from that disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Results of Operations:

        Rental Property Revenues and Operating Expenses. Rental property revenues decreased approximately $2,960,000 in the three months ended September 30, 2003 (the “three month 2003 period”) and increased approximately $16,383,000 in the nine months ended September 30, 2003 (the “nine month 2003 period”) as compared to the comparable 2002 periods.

        Rental property revenues from the Company’s office portfolio decreased approximately $3,334,000 in the three month 2003 period and increased approximately $14,961,000 in the nine month 2003 period. Rental property revenues from 55 Second Street, which became partially operational for financial reporting purposes in February 2002, decreased approximately $1,908,000 in the three month 2003 period and increased approximately $17,271,000 in the nine month 2003 period. In the nine month 2003 period, the Company recognized a $20 million termination fee from Cable & Wireless Internet Services, Inc. which terminated its lease on 158,000 square feet at 55 Second Street. The Company is actively marketing this space to be re-leased. The San Francisco market continues to be a difficult leasing market, and there is no guarantee that the space will be re-leased in the near future. Due to these uncertainties, the Company cannot currently estimate the results of its efforts to re-lease 55 Second Street and the resulting impact on rental property revenues for the remainder of 2003 and beyond. Additionally, rental property revenues decreased approximately $1,165,000 and $3,780,000 in the three and nine month 2003 periods, respectively, from 101 Second Street, as its average economic occupancy for the nine month periods decreased from 89% in 2002 to 83% in 2003. In August 2002, the Company entered into a termination agreement with Arthur Andersen which terminated its 148,000 square foot lease at 101 Second Street (approximately 106,000 square feet of this space has been re-leased as of October 24, 2003; See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 for more information regarding this termination agreement).

        Rental property revenues from the office division also decreased approximately $215,000 and $511,000 in the three and nine month 2003 periods, respectively, from One Georgia Center, as its average economic occupancy for the nine month periods decreased from 86% in 2002 to 80% in 2003. Additionally, rental property revenues from 333 North Point Center East decreased approximately $391,000 and $594,000 in the three and nine month 2003 periods, respectively, as its average economic occupancy for the nine month periods decreased from 97% in 2002 to 60% in 2003. Rental property revenues from 555 North Point Center East decreased approximately $284,000 for the three month 2003 period and remained the same for the nine month 2003 period. Termination fees at 555 North Point Center East increased approximately $595,000 for the nine month 2003 period, as a termination payment of approximately $697,000 was recognized in the second quarter 2003. However, average economic occupancy for the nine month periods decreased from 92% in 2002 to 56% in 2003, offsetting the termination payment and causing the three month 2003 decrease. Furthermore, rental property revenues from 333 John Carlyle increased approximately $568,000 in the nine month 2003 period due to a termination fee of $550,000 recognized from a tenant in the second quarter 2003. Partially offsetting the decrease in the three month 2003 period and contributing to the increase in the nine month 2003 period was an increase in rental property revenues of approximately $289,000 and $722,000 in the three and nine month 2003 periods, respectively, from The Points at Waterview, as its average economic occupancy for the nine month periods increased from 49% in 2002 to 81% in 2003.

        Rental property revenues from the Company’s retail portfolio increased approximately $361,000 and $1,420,000 in the three and nine month 2003 periods, respectively. Rental property revenues from The Avenue of the Peninsula increased approximately $827,000 in the nine month 2003 period. The increase was primarily due to the recognition of termination fees of approximately $847,000 and an increase in percentage rents in 2003. Additionally, rental property revenues increased approximately $195,000 and $54,000 from The Avenue Peachtree City for the three and nine month 2003 periods, respectively, primarily due to an increase in its average economic occupancy for the nine month periods from 75% in 2002 to 98% in 2003. The nine month 2003 increase was partially offset by a termination fee of approximately $719,000 recognized in the second quarter 2002. Also contributing to the increase in rental property revenues from the retail portfolio in the nine month 2003 period was an increase of approximately $381,000 from The Avenue East Cobb, primarily due to the recognition of termination fees of approximately $238,000 in 2003.

        Rental property operating expenses increased approximately $435,000 and $2,041,000 in the three and nine month 2003 periods, respectively, due primarily to 55 Second Street becoming partially operational for financial reporting purposes in February 2002 and to approximately $300,000 of legal fees incurred in the nine month 2003 period at The Avenue of the Peninsula in conjunction with a lawsuit, which was settled.

        Development Income. Development income decreased approximately $360,000 and $846,000 in the three and nine month 2003 periods, respectively. Development and tenant construction fees decreased approximately $139,000 and $459,000 in the three and nine month 2003 periods, respectively, from the Crawford Long – CPI, LLC joint venture, as construction of the Emory Crawford Long Medical Office Tower was substantially completed in February 2002. Development fees from third party projects also decreased approximately $212,000 and $319,000 in the three and nine month 2003 periods, respectively, primarily due to the wind down of two significant third party office projects, partially offset by an increase from a third party retail project.

        Management Fees. Management fees decreased approximately $81,000 and $431,000 in the three and nine month 2003 periods, respectively. Approximately $314,000 of the nine month 2003 decrease related to Cousins Properties Services LP (“CPS”), as a result of decreased contracts for third party office building management services.

        Leasing and Other Fees. Leasing and other fees decreased approximately $1,030,000 and $538,000 in the three and nine month 2003 periods, respectively. Leasing and other fees decreased approximately $727,000 in the three month 2003 period from CPS, due to a decrease in leasing activity at the third party office buildings CPS manages. However, leasing and other fees from CPS increased approximately $605,000 in the nine month 2003 period, primarily from an increase in sales of land partnerships brokered by CPS, which partially offset the nine month 2003 decrease in leasing and other fees. Also contributing to the decrease in leasing and other fees was a decrease of approximately $518,000 and $339,000 in the three and nine month 2003 periods, respectively, from Wildwood Associates. The Company recognized a leasing fee of approximately $500,000 in the third quarter 2002 from a lease at the 2500 Windy Ridge Parkway building. The decrease in the nine month 2003 period was partially offset by a fee recognized in 2003 from a large sub-lease at the 3200 Windy Hill Road building. Further contributing to the decrease in leasing and other fees was a decrease of approximately $536,000 in the nine month 2003 period from leasing that occurred at the Ten Peachtree Place Associates joint venture in 2002.

        Residential Lot and Outparcel Sales and Cost of Sales. Residential lot and outparcel sales increased approximately $352,000 and $1,336,000 in the three and nine month 2003 periods, respectively. The Company sold one outparcel for $600,000 in the three month 2003 period as compared to no outparcel sales for either the three or nine month 2002 periods. Additionally, the Company included commission income from home sales at certain of the residential developments in the residential lot and outparcel sales line item. The Company discontinued this line of business in the second quarter 2003, which decreased residential lot revenues by approximately $560,000 and $489,000 in the three and nine month 2003 periods, respectively. Residential lots sold decreased from 50 lots in the three month 2002 period to 26 lots in the three month 2003 period and from 146 lots in the nine month 2002 period to 125 lots in the nine month 2003 period. However, residential lot sales increased approximately $312,000 and $1,225,000 in the three and nine month 2003 periods, respectively, due to a higher average price point at the residential developments that had sales in 2003.

        Residential lot and outparcel cost of sales decreased approximately $568,000 in the three month 2003 period and increased approximately $617,000 in the nine month 2003 period. Partially offsetting the three month 2003 decrease and contributing to the nine month 2003 increase was an increase in outparcel cost of sales of approximately $480,000 from the aforementioned 2003 outparcel sale. Residential lot costs of sales also decreased approximately $462,000 and $537,000 in the three and nine month 2003 periods, respectively from commission expense from home sales in the aforementioned discontinued line of business. Cost of sales for residential lots changed disproportionately to sales as gross profit percentages at the same residential developments can change from year to year and because the sales mix of lots among the residential developments is different between years. That is, certain residential developments have higher profit margins than others and the number of lots sold at those developments between years can affect the relationship between sales and cost of sales. Additionally, cost of sales were very low in 2002 at one residential development on the final lot sales which closed out that development.

        Interest and Other. Interest and other income increased approximately $323,000 and $655,000 in the three and nine month 2003 periods, respectively. The three and nine month 2003 increases were due to an increase in the fair value of warrants owned by the Company due to increases in the stock price of the underlying company who issued the warrants. Additionally, interest income increased in both the three and nine month 2003 periods from investing proceeds from the property dispositions.

        Income from Unconsolidated Joint Ventures. (All amounts reflect the Company’s share of joint venture income.) Income from unconsolidated joint ventures increased approximately $52,000 and $581,000 in the three and nine month 2003 periods, respectively.

        Income from Wildwood Associates decreased approximately $337,000 and $1,350,000 in the three and nine month 2003 periods, respectively. Contributing to this decrease in both the three and nine month 2003 periods was a decrease in average economic occupancy at the 2300 Windy Ridge Parkway Building from 99% in 2002 to 86% in 2003. The nine month 2003 decrease was also partially due to an impairment loss of approximately $551,000 recognized in the first quarter of 2003 on property within Wildwood Office Park that was sold in the second quarter of 2003. The decrease in income from Wildwood Associates in the nine month 2003 period was partially offset by the reversal of an allowance for bad debts of approximately $378,000.

        Income from Temco Associates increased approximately $170,000 and $324,000 in the three and nine month 2003 periods, respectively. Residential lots sold at Bentwater, which is owned by Temco Associates, increased from 56 lots in the three month 2002 period to 66 lots in the three month 2003 period and from 234 lots in the nine month 2002 period to 259 lots in the nine month 2003 period. In addition to the increased number of lot sales, gross profit percentages were higher overall in 2003.

        Income from CL Realty, LLC (“CL Realty”) increased approximately $233,000 and $392,000 in the three and nine month 2003 periods, respectively. During the nine month 2003 period, CL Realty commenced development activities at eight new residential communities of which an estimated 7,500 lots remain to be sold at September 30, 2003. CL Realty sold 68 lots during the three month 2003 period and 121 lots during the nine month 2003 period.

        Income from Ten Peachtree Place Associates increased approximately $403,000 and $943,000 in the three and nine month 2003 periods, respectively, as the average economic occupancy of Ten Peachtree Place for the nine month periods increased from 14% in 2002 to 87% in 2003.

        Income from Crawford Long — CPI, LLC decreased approximately $429,000 and $251,000 in the three and nine month 2003 periods, respectively. The Emory Crawford Long Medical Office Tower became partially operational for financial reporting purposes in February 2002. A mortgage was placed on this property in May 2003 and the resulting interest expense decreased income from Crawford Long — CPI, LLC for both the three and nine month 2003 periods.

        Income from CSC Associates, L.P. increased approximately $295,000 in the nine month 2003 period, primarily due to an increase in rental revenues from a tenant whose increase in rental rate did not require straight-lining under SFAS No. 13.

        Income from CPI/FSP I, L.P. increased approximately $231,000 in the nine month 2003 period. Austin Research Park – Buildings III and IV, which CPI/FSP, L.P. owns, became fully operational for financial reporting purposes in March 2002.

        General and Administrative Expenses. General and administrative expenses increased approximately $1,016,000 and $1,573,000 in the three and nine month 2003 periods, respectively, primarily due to an increase in salaries and related benefits due to increased personnel and an increase in consulting expense from engaging consultants to assist in the implementation of new regulations. Additionally, general and administrative expenses incurred to generate joint venture income are capitalized related to the portion of the joint venture that is owned by the Company. Capitalized general and administrative expenses related to joint venture income decreased approximately $580,000 and $486,000 in the three and nine month 2003 periods, respectively, which also contributed to the 2003 increase. Partially offsetting the increase in general and administrative expenses was an increase of approximately $270,000 and $844,000 in the three and nine month 2003 periods, respectively, in capitalized salaries related to development and leasing personnel, due to an increase in the number of projects under development in 2003.

        Depreciation and Amortization. Depreciation and amortization decreased approximately $1,147,000 in the three month 2003 period and increased approximately $4,309,000 in the nine month 2003 period. The three month 2003 decrease is primarily due to the write-off of unamortized tenant improvements and leasing commissions in the third quarter 2002 from the termination of the Arthur Andersen lease which was approximately $727,000 higher than write-offs related to terminated tenants in the third quarter 2003. The nine month 2003 increase was primarily due to 55 Second Street becoming partially operational for financial reporting purposes in February 2002 and to increased write-offs of unamortized tenant improvements and leasing commissions related to certain tenants who effected early terminations of their lease obligations.

        Interest Expense. Interest expense decreased approximately $2,352,000 and $1,709,000 in the three and nine month 2003 periods, respectively. Interest expense from continuing operations before capitalization changed to approximately $9,555,000 and $30,632,000 in the three and nine month 2003 periods, respectively, from approximately $10,328,000 and $30,467,000 in the three and nine month 2002 periods, respectively. Interest expense decreased approximately $681,000 and $468,000 in the three and nine month 2003 periods, respectively, due primarily to repayment of amounts under the Company’s credit facility in 2003. However, interest expense increased approximately $857,000 in the nine month 2003 period due to the refinancing of Bank of America Plaza (see Note 4 of “Notes to Consolidated Financial Statements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002). Interest capitalized to projects under development, which is a reduction of interest expense, increased approximately $1,579,000 and $1,874,000 in the three and nine month 2003 periods, respectively, due to increased weighted average expenditures on projects under development in 2003.

        Loss on Debt Extinguishment. Loss on debt extinguishment decreased approximately $3,501,000 in the nine month 2003 period due to the refinancing of Bank of America Plaza in February 2002 (see Note 8 contained in this report).

        Other Expenses. Other expenses decreased approximately $516,000 and $575,000 in the three and nine month 2003 periods, respectively. The decrease in other expenses was partially due to a decrease of approximately $204,000 and $886,000 in minority interest expense in the three and nine month 2003 periods, respectively, primarily due to a decrease in the partner’s share of the results of operations of 101 Second Street and 55 Second Street, both of which had decreased rental revenues. Predevelopment expense decreased approximately $288,000 in the three month 2003 period, which also contributed to the decrease in other expenses, and increased approximately $300,000 in the nine month 2003 period, which partially offset the decrease in other expenses.

        Gain on Sale of Investment Properties. The Company’s share of the cash proceeds from the sale of Mira Mesa in the second quarter 2003 triggered the recognition of approximately $90.0 million of the Company’s deferred gain associated with the original formation of CP Venture LLC (see Note 6 contained in this report and Note 5 of “Notes to Consolidated Financial Statements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002). This deferred gain, recorded in 1998 when the Company contributed properties to CP Venture LLC, was being amortized into income ratably over 30 years. The deferred gain remaining on the Consolidated Balance Sheet at September 30, 2003 will continue to be amortized into income as the properties originally contributed to CP Venture LLC are depreciated or upon sale of these properties.

        The gain on sale of investment properties in both the three and nine month 2003 periods includes a gain of approximately $1.9 million related to the sale of approximately 10 acres of undeveloped land at Wildwood Office Park. The remaining gain in the three and nine month 2003 periods and the gain on sale of investment properties in the three and nine month 2002 periods represented the aforementioned ratable amortization of deferred gain related to CP Venture LLC.

        Discontinued Operations. See Note 9 contained in this report for a discussion of the components of Discontinued Operations.

Liquidity and Capital Resources:

        Financial Condition.

         At September 30, 2003, notes payable included the following ($ in thousands):

		Share of
		Unconsolidated
	Company	Joint Ventures	Total
Floating Rate Debt and
Construction Loans	$ 1,052	$ 8,974	$ 10,026
Other Debt (primarily
non-recourse
fixed rate mortgages)	477,082	279,787	756,869

	$478,134	$288,761	$766,895

        As shown above, the Company’s debt (including its pro rata share of unconsolidated joint venture debt) was $766.9 million or 35% of total market capitalization (shares outstanding multiplied by stock price at September 30, 2003 plus debt) at September 30, 2003. Bank covenants related to the Company’s credit facility specifically exclude debt related to Charlotte Gateway Village, L.L.C. (“Gateway”), as it is fully secured by the underlying property and non-recourse to the borrower and is fully amortized by rental payments under a long-term lease to Bank of America. As of September 30, 2003, the Company’s share of the Gateway debt totaled $87.7 million. The Company’s debt (including its pro rata share of unconsolidated joint venture debt) to total market capitalization is lower excluding the Gateway debt. The Company believes that providing information on the Company’s share of joint venture debt is useful for investors and analysts to understand obligations and contingencies of the Company. The Company’s debt to market capitalization (excluding its share of unconsolidated joint venture debt) was 25% at September 30, 2003. (excluding its share of unconsolidated joint venture debt) was 25% at September 30, 2003.

        The Company had no amounts drawn on its $275 million unsecured revolving credit facility as of September 30, 2003 compared to $159.2 million drawn at December 31, 2002. Additionally, at September 30, 2003, the Company had $77.1 million of estimated commitments, as compared to an allocation of $136.7 million at December 31, 2002. Except as described above, there has been no material change in the Company’s contractual obligations and commitments from that disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

        The Company has development and acquisition projects in various planning stages. The Company currently intends to finance these projects, as well as the completion of projects currently under construction, using its existing credit facility (increasing the credit facility as required), long-term non-recourse financing on the Company’s unleveraged projects, joint ventures, project sales, proceeds from the Company’s recent preferred stock offering (see Note 7 contained in this report) and other financings as market conditions warrant. In September 1996, the Company filed a shelf registration statement with the Securities and Exchange Commission (“SEC”) for the offering from time to time of up to $200 million of common stock, warrants to purchase common stock and debt securities. In July 2003, the Company filed a new shelf registration statement, which provided for the offering from time to time of $133 million of common stock, warrants to purchase common stock, debt securities and preferred stock. As described in Note 7 contained in this report, the Company issued $100 million of preferred stock in July 2003. As of September 30, 2003, approximately $33 million remained available for issuance under the new shelf registration statement.

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

        Cash Flows. Net cash provided by operating activities of continuing operations increased approximately $15.0 million in the nine month 2003 period as compared to the nine month 2002 period. Income from continuing operations before gain on sale of investment properties increased approximately $14.6 million which contributed to the increase in net cash provided by operating activities. Depreciation and amortization increased approximately $4.3 million due primarily to 55 Second Street becoming partially operational for financial reporting purposes and to the write-offs of unamortized tenant improvements and leasing commissions related to certain tenants who effected early terminations of their lease obligations. Also contributing to the increase in net cash provided by operating activities was an increase of approximately $1.1 million in residential lot and outparcel cost of sales. Partially offsetting the increase in net cash provided by operating activities was a decrease of approximately $6.1 million in changes in other operating assets and liabilities.

        Net cash flows provided by operating activities of discontinued operations decreased approximately $4.2 million. The majority of the properties included in discontinued operations in 2002 were sold during 2003, whereas 2002 reflects a full nine months of activity for these same properties.

        Net cash provided by investing activities increased approximately $269.7 million in the nine month 2003 period from net cash used in investing activities. This increase was primarily due to an increase in net cash provided by sales activities of approximately $255.2 million due to the 2003 property sales, partially offset by the deferred gain recognized as a result of the Mira Mesa sale (see Note 6 contained in this report). Also contributing to the increase in net cash provided by investing activities was an increase of approximately $22.7 million in distributions in excess of income from unconsolidated joint ventures, consisting primarily of an increase in distributions of approximately $23.3 million. The increase in distributions was primarily due to distributions of approximately $26.3 million from Crawford Long — CPI, LLC. In May 2003, Crawford Long – CPI, LLC, in which the Company is a 50% partner, obtained non-recourse financing of $55 million, with an interest rate of 5.9% and a maturity of June 1, 2013. The proceeds from this financing were distributed to the partners. Also contributing to the increase in distributions was an increase of approximately $3.3 million from CSC Associates. Partially offsetting the increase in distributions was a decrease of approximately $4.7 million from Wildwood Associates. Furthermore, an increase in collection of notes receivable of approximately $27.1 million from the prepayment of the 650 Massachusetts Avenue note contributed to the increase in net cash provided by investing activities. Partially offsetting the increase in net cash provided by investing activities was an increase of approximately $11.5 million in property acquisition and development expenditures, as a result of increased development activity in 2003, and an increase of approximately $22.6 million in investment in unconsolidated joint ventures. Investments in CL Realty increased approximately $22.8 million, which were primarily utilized to fund the Company’s portion of land acquisition costs in connection with CL Realty’s new residential developments. Investments in Ten Peachtree Place Associates increased approximately $2.2 million, which were used to pay for re-leasing costs at Ten Peachtree Place. These increases in contributions were partially offset by a decrease in contributions to Crawford Long – CPI, LLC of approximately $1.6 million, as development of the Emory Crawford Long Medical Office Tower was substantially completed in February 2002.

        Net cash used in financing activities increased approximately $239.4 million in the nine month 2003 period. The increase is partially due to a decrease of approximately $149.7 million in proceeds from other notes payable, due to the February 2002 refinancing of Bank of America Plaza (see Note 4 of “Notes to Consolidated Financial Statements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002). Also contributing to the increase in net cash used in financing activities was a $142.2 million increase in net repayments of the Company’s credit facility and an increase of $9.6 million due to a distribution to a minority partner. A decrease in common stock sold, net of expenses, of approximately $3.7 million also contributed to the increase in net cash used in financing activities. Dividends paid increased approximately $98.9 million, primarily due to the special dividend of $2.07 per share paid in September 2003 (see Note 4 contained in this report), which further contributed to the increase in net cash used in financing activities. Partially offsetting the increase in net cash used in financing activities was an increase of approximately $96.4 million in preferred stock sold, net of expenses, from the July 2003 preferred stock offering (see Note 7 contained in this report). A decrease of approximately $29.2 million in common stock repurchases and a decrease in repayment of other notes payable of approximately $39.1 million due to the aforementioned refinancing of Bank of America also partially offset the increase in net cash used in financing activities.

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

        As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision of the Chief Executive Officer and Chief Financial Officer and with the participation of the Company’s management, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic Securities and Exchange Commission filings. No significant changes were made in the Company’s internal controls during the third quarter of 2003 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2.   Changes in Securities and Use of Proceeds

    (b)        On July 24, 2003, the Company issued 4,000,000 shares of its 7.75% Series A Cumulative Redeemable Preferred Stock (the “Series A Preferred Stock”) in an offering registered under the Securities Act of 1933. The Series A Preferred Stock ranks senior to the Company’s common stock with respect to the payment of dividends and other amounts upon liquidation and equal with any other preferred stock the Company may issue (none of which is outstanding as of the date of this report), unless a particular series of preferred stock that the Company issues specifies that it will rank junior or senior to the Series A Preferred Stock with respect to the payment of dividends and other amounts upon liquidation. The liquidation preference for each share of Series A Preferred Stock is $25.00, plus all accrued and unpaid dividends. See also Note 7 in this quarterly report.

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

        “Funds From Operations” (“FFO”) is a supplemental operating performance measure used in the real estate industry. Effective January 1, 2003, the Company adopted the National Association of Real Estate Investment Trusts’ (“NAREIT”) definition of FFO, which is net income (computed in accordance with accounting principles generally accepted in the United States (“GAAP”)), excluding extraordinary items, cumulative effect of change in accounting principle and gains or losses from sales of depreciable property, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis.

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

        “Fixed Charge Coverage Ratio” is defined as Consolidated FFO Before Interest divided by fixed charges. Fixed charges is the sum of interest expense, principal amortization under mortgage notes payable and ground lease rental payments. Fixed charges include the Company’s share of fixed charges for unconsolidated joint ventures, with Gateway expenses excluded, as discussed above. This measure is useful as a measure of the Company’s ability to meet its debt obligations and to raise additional debt or capital.

        “Value Creation” is defined as the value or sales price of a property less any applicable closing costs and less the GAAP cost of the property before deducting accumulated depreciation and excluding any straight line rent receivable, all as of the measurement date. Value Creation is useful in determining the economic gain or loss inherent in a property. For example, to the extent that GAAP depreciation is recorded against an asset when the asset has in fact appreciated, it is helpful to eliminate this portion of the GAAP gain in order to reflect the true economic gain. As such, Value Creation is useful to investors as a measure of a company’s ability to create value by developing or acquiring an investment which has a fair market value in excess of the cost incurred by the company to create the investment. Company management considers Value Creation a key objective and core competency of the Company and uses this as an additional measure in assessing performance of the Company and its officers and employees.

Item 6.   Exhibits and Reports on Form 8-K

(a)	Exhibits

3.1	Restated and Amended Articles of Incorporation of the Registrant, as amended through July 22, 2003 (incorporated by reference to Exhibit 3.1 filed in the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2003).

3.2	Bylaws of the Registrant, as amended April 29, 1993 (incorporated by reference to Exhibit 3.2 filed in the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2002).

4.1	Dividend Reinvestment Plan as restated as of March 27, 1995, filed in the Registrant's Form S-3 dated March 27, 1995, and incorporated herein by reference.

4.2	Articles of Amendment of Restated and Amended Articles of Incorporation of the Registrant, filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K on July 23, 2003, and incorporated herein by reference.

11	A Computation of Per Share Earnings.*

31.1	Certification Pursuant to Form of Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Form of Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Data required by SFAS No. 128, “Earnings Per Share,” is provided in Note 4 to the consolidated financial statements in this report.

                                    (b)           Reports on Form 8-K

The following Current Reports on Form 8-K were furnished or filed during the quarter ended September 30, 2003:

On July 9, 2003, the Company filed a Current Report on Form 8-K dated May 27, 2003, pursuant to Item 5 of Form 8-K, "Other Events and Required FD Disclosure," disclosing material previously undisclosed financial information.

On July 23, 2003, the Company filed a Current Report on Form 8-K dated July 17, 2003, pursuant to Item 5 of Form 8-K, "Other Events and Required FD Disclosure," announcing an offering of Series A Preferred Stock and additional previously undisclosed financial information.

On August 5, 2003, the Company furnished a Current Report on Form 8-K dated August 5, 2003, pursuant to Item 12 of Form 8-K, "Results of Operations and Financial Condition," for the quarter ended June 30, 2003.

On August 29, 2003, the Company filed a Current Report on Form 8-K dated August 28, 2003, pursuant to Item 4, "Changes in Registrant's Certifying Accountant," announcing the resignation of Ernst Š Young, LLP as the auditors of CSC Associates, L.P., a significant subsidiary of the registrant as defined by Rule 3-09 of Regulation S-X.

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

November 13, 2003