Form 10-K
period 2003-12-31
COUSINS PROPERTIES INC
filed 2004-03-12
CIK 25232

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2003

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number 0-3576

COUSINS PROPERTIES INCORPORATED
(Exact name of registrant as specified in its charter)

Georgia (State or other jurisdiction of incorporation or organization)	58-0869052 (I.R.S. Employer Identification No.)

2500 Windy Ridge Parkway, Suite 1600, Atlanta, Georgia (Address of principal executive offices)	30339-5683 (Zip Code)

(770) 955-2200
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of Exchange on which registered

Common Stock ($1 par value) 7.75% Series A Cumulative Redeemable	New York Stock Exchange
Preferred Stock ($1 par value)	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X] No [  ]

     As of June 30, 2003, the aggregate market value of the common stock of Cousins Properties Incorporated held by non-affiliates was $1,008,688,788. As of February 24, 2004, 48,935,790 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant’s Annual Report to Stockholders for the year ended December 31, 2003 have been incorporated by reference into Part II of this Form 10-K.

     Portions of the Registrant’s proxy statement for the annual stockholders meeting to be held on May 4, 2004 are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1. Business

     Corporate Profile

     Cousins Properties Incorporated (the “Registrant” or “Cousins”) is a Georgia corporation, which since 1987 has elected to be taxed as a real estate investment trust (“REIT”). Cousins Real Estate Corporation and its subsidiaries (“CREC”) is a taxable entity consolidated with the Registrant, which owns, develops, and manages its own real estate portfolio and performs certain real estate related services for other parties. The Registrant and CREC combined are hereafter referred to as the “Company.”

     Cousins is an Atlanta-based, fully integrated, self administered equity REIT. The Company has extensive experience in the real estate industry, including the acquisition, financing, development, management and leasing of properties. Cousins has been a public company since 1962, and its common stock trades on the New York Stock Exchange under the symbol “CUZ.” The Company owns directly and through subsidiaries and joint ventures a portfolio of well-located, high-quality office, medical office, retail and residential development projects and holds several tracts of strategically located undeveloped land. The strategies employed to achieve the Company’s investment goals include the development of properties which are leased to quality tenants; the maintenance of high levels of occupancy within owned properties; the development of single-family residential subdivisions; the selective sale and financing of assets; the creation of joint venture arrangements and the acquisition of quality income-producing properties at attractive prices. The Company also seeks to be opportunistic and take advantage of normal real estate business cycles.

     Unless otherwise indicated, the notes referenced in the discussion below are the “Notes to Consolidated Financial Statements” included in the financial section of the Registrant’s 2003 Annual Report to Stockholders, which are incorporated herein by reference. Segment information for the three years ended December 31, 2003 is contained in Note 12 to the Consolidated Financial Statements in the Registrant’s 2003 Annual Report to Stockholders.

     Brief Description of Company Investments

     Office. As of December 31, 2003, the Company’s office portfolio included the following thirty-six commercial office buildings:

			Company’s		Percent
			Economic		Leased
	Metropolitan	Rentable	Ownership		(Fully
Property Description	Area	Square Feet	Interest		Executed)
Bank of America Plaza	Atlanta	1,262,000	50%		100%
One Ninety One Peachtree Tower	Atlanta	1,215,000	9.80%		96%
Inforum	Atlanta	990,000	100%		94%
3200 Windy Hill Road	Atlanta	694,000	50%		94%
2300 Windy Ridge Parkway	Atlanta	636,000	50%		86%
The Pinnacle	Atlanta	426,000	50%		98%
One Georgia Center	Atlanta	363,000	88.50%		79%
1155 Perimeter Center West	Atlanta	362,000	50%		99%
2500 Windy Ridge Parkway	Atlanta	316,000	50%		99%
Two Live Oak Center	Atlanta	279,000	50%		87%
4200 Wildwood Parkway	Atlanta	259,000	50%		100%
Ten Peachtree Place	Atlanta	260,000	50%		100%
4300 Wildwood Parkway	Atlanta	150,000	50%		100%
4100 Wildwood Parkway	Atlanta	100,000	50%		100%
3100 Windy Hill Road	Atlanta	188,000	100%		100%
555 North Point Center East	Atlanta	152,000	100%		53%
615 Peachtree Street	Atlanta	148,000	100%		81%
200 North Point Center East	Atlanta	130,000	100%		38%
333 North Point Center East	Atlanta	129,000	100%		65%
100 North Point Center East	Atlanta	128,000	100%		68%
3301 Windy Ridge Parkway	Atlanta	107,000	100%		100%

	Georgia	8,294,000			90%

Lakeshore Park Plaza	Birmingham	190,000	100	% (a)	87%
Grandview II	Birmingham	149,000	11.50%		100%
600 University Park Place	Birmingham	123,000	100	% (a)	99%

	Alabama	462,000			92%

Gateway Village	Charlotte	1,065,000	50%		100%
101 Independence Center	Charlotte	526,000	100%		99%
Wachovia Tower	Greensboro	324,000	11.50%		67%

	North Carolina	1,915,000			98%

Frost Bank Tower	Austin	525,000	100%		55	% (b)
Austin Research Park - Building III	Austin	174,000	50%		100%
Austin Research Park - Building IV	Austin	184,000	50%		100%
The Points at Waterview	Dallas	201,000	100%		96%

	Texas	1,084,000			98%

John Marshall - II	Washington, D.C.	224,000	50%		100%
333 John Carlyle	Washington, D.C.	153,000	100%		91%
1900 Duke Street	Washington, D.C.	97,000	100%		100%

	Washington, D.C.	474,000			96%

101 Second Street	San Francisco	387,000	100	% (a)	82%
55 Second Street	San Francisco	379,000	100	% (a)	78%

	California	766,000			80%

		12,995,000			91%

(a)	These projects are owned in entities where the partner may receive a portion of the results of operations or sale.

(b)	Under construction and in lease-up.

     The weighted average leased percentage of these office properties (excluding the property currently under construction and in lease-up and One Ninety One Peachtree Tower (“191 Peachtree”), in which the Company owns less than 10%) was approximately 91% as of December 31, 2003, and the leases expire as follows:

	2004	2005	2006	2007	2008	2009
OFFICE
Consolidated:
Square Feet Expiring (a)	170,866	272,470	415,201	201,979	427,110	573,511
% of Leased Space	5%	8%	12%	6%	12%	16%
Annual Contractual Rent (000’s) (c)	$2,971	$4,558	$6,662	$3,444	$8,595	$9,956
Annual Contractual Rent/Sq. Ft. (c)	$17.39	$16.73	$16.05	$17.05	$20.12	$17.36
Joint Venture:
Square Feet Expiring (a)	378,295	496,325	590,615	594,067	223,972	483,261
% of Leased Space	6%	7%	9%	9%	3%	7%
Annual Contractual Rent (000’s) (c)	$4,767	$8,385	$10,506	$15,011	$3,644	$10,541
Annual Contractual Rent/Sq. Ft. (c)	$12.60	$16.89	$17.79	$25.27	$16.27	$21.81
Total (including only Company’s % share of Joint Venture Properties):
Square Feet Expiring (a)	436,630	483,921	703,378	501,498	530,214	809,974
% of Leased Space	6%	7%	10%	7%	8%	12%
Annual Contractual Rent (000’s) (c)	$5,980	$8,106	$11,783	$10,987	$10,250	$15,114
Annual Contractual Rent/Sq. Ft. (c)	$13.70	$16.75	$16.75	$21.91	$19.33	$18.66

[Additional columns below]

[Continued from above table, first column(s) repeated]

				2013
				&
	2010	2011	2012	Thereafter	Total
OFFICE
Consolidated:
Square Feet Expiring (a)	318,934	85,410	344,836	695,023	3,505,340 (b)
% of Leased Space	9%	2%	10%	20%	100%
Annual Contractual Rent (000’s) (c)	$8,346	$1,359	$10,934	$16,649	$73,474
Annual Contractual Rent/Sq. Ft. (c)	$26.17	$15.91	$31.71	$23.95	$20.96
Joint Venture:
Square Feet Expiring (a)	170,450	244,171	1,389,383	2,284,055	6,854,594 (d)
% of Leased Space	2%	4%	20%	33%	100%
Annual Contractual Rent (000’s) (c)	$3,990	$4,868	$31,127	$46,729	$139,568
Annual Contractual Rent/Sq. Ft. (c)	$23.41	$19.94	$22.40	$20.46	$20.36
Total (including only Company’s % share of Joint Venture Properties):
Square Feet Expiring (a)	374,036	210,950	1,039,612	1,812,941	6,903,154
% of Leased Space	6%	3%	15%	26%	100%
Annual Contractual Rent (000’s) (c)	$9,755	$3,795	$26,497	$39,581	$141,848
Annual Contractual Rent/Sq. Ft. (c)	$26.08	$17.99	$25.49	$21.83	$20.55

(a)	Where a tenant has the option to cancel its lease without penalty, the lease expiration date used in the table above reflects the cancellation option date rather than the lease expiration date.

(b)	Rentable square feet leased as of December 31, 2003 out of approximately 4,028,000 total rentable square feet.

(c)	Annual contractual rent excludes the operating expense reimbursement portion of the rent payable. If the lease does not provide for pass through of such operating expense reimbursements, an estimate of operating expenses is deducted from the rental rate shown. The contractual rental rate shown is the estimated rate in the year of expiration.

(d)	Rentable square feet leased as of December 31, 2003 out of approximately 7,227,000 total rentable square feet.

     The weighted average remaining lease term of the office portfolio (excluding the property currently under construction and 191 Peachtree) was approximately seven years as of December 31, 2003. Most of the Company’s leases in these buildings provide for pass through of operating expenses to its tenants and contractual rents which escalate over time.

     Medical Office. As of December 31, 2003, the Company’s medical office portfolio included the following six medical office properties:

				Company’s	Percent
				Economic	Leased
		Metropolitan	Rentable	Ownership	(Fully
Property Description		Area	Square Feet	Interest	Executed)
Emory Crawford Long Medical Office Tower		Atlanta	358,000	50%	92%
Northside/Alpharetta II		Atlanta	198,000	100%	79%
Meridian Mark Plaza		Atlanta	160,000	100%	100%
Northside/Alpharetta I		Atlanta	103,000	100%	94%
AtheroGenics		Atlanta	51,000	100%	100%

		Georgia	870,000		91%

Presbyterian Medical Plaza at University	Charlotte	North Carolina	69,000	11.50%	100%

			939,000		91%

     The weighted average leased percentage of these medical office properties was 91% as of December 31, 2003, and the leases expire as follows:

	2004	2005	2006	2007	2008	2009
MEDICAL OFFICE
Consolidated:
Square Feet Expiring	33,636	23,836	15,272	32,538	39,723	125,538
% of Leased Space	7%	5%	3%	7%	9%	27%
Annual Contractual Rent (000’s) (b)	$714	$407	$260	$687	$878	$2,547
Annual Contractual Rent/Sq. Ft. (b)	$21.24	$17.09	$17.03	$21.10	$22.11	$20.29
Joint Venture:
Square Feet Expiring	0	3,445	0	68,996	1,017	27,269
% of Leased Space	0%	1%	0%	17%	0%	7%
Annual Contractual Rent (000’s) (b)	$0	$56	$0	$1,263	$20	$609
Annual Contractual Rent/Sq. Ft. (b)	$0	$16.40	$0	$18.31	$19.87	$22.34
Total (including only Company’s % share of Joint Venture Properties):
Square Feet Expiring	33,636	24,232	15,272	57,505	40,232	139,173
% of Leased Space	5%	4%	3%	9%	6%	22%
Annual Contractual Rent (000’s) (b)	$714	$414	$260	$1,159	$888	$2,851
Annual Contractual Rent/Sq. Ft. (b)	$21.24	$17.08	$17.03	$20.15	$22.08	$20.49

[Additional columns below]

[Continued from above table, first column(s) repeated]

				2013
				&
	2010	2011	2012	Thereafter	Total
MEDICAL OFFICE
Consolidated:
Square Feet Expiring	17,865	30,354	2,010	144,197	464,969	(a	)
% of Leased Space	4%	7%	0%	31%	100%
Annual Contractual Rent (000’s) (b)	$351	$810	$62	$3,348	$10,064
Annual Contractual Rent/Sq. Ft. (b)	$19.63	$26.68	$30.98	$23.22	$21.65
Joint Venture:
Square Feet Expiring	7,175	14,687	79,733	193,596	395,918	(c	)
% of Leased Space	2%	4%	20%	49%	100%
Annual Contractual Rent (000’s) (b)	$155	$359	$1,642	$4,721	$8,825
Annual Contractual Rent/Sq. Ft. (b)	$21.59	$24.45	$20.59	$24.39	$22.29
Total (including only Company’s % share of Joint Venture Properties):
Square Feet Expiring	21,453	37,698	26,283	240,995	636,479
% of Leased Space	3%	6%	4%	38%	100%
Annual Contractual Rent (000’s) (b)	$428	$989	$586	$5,709	$13,998
Annual Contractual Rent/Sq. Ft. (b)	$19.96	$26.25	$22.28	$23.69	$21.99

(a)	Rentable square feet leased as of December 31, 2003 out of approximately 512,000 total rentable square feet.

(b)	Annual contractual rent excludes the operating expense reimbursement portion of the rent payable. If the lease does not provide for pass through of such operating expense reimbursements, an estimate of operating expenses is deducted from the rental rate shown. The contractual rental rate shown is the estimated rate in the year of expiration.

(c)	Rentable square feet leased as of December 31, 2003 out of approximately 427,000 total rentable square feet.

     The weighted average remaining lease term of the medical office portfolio was approximately eight years as of December 31, 2003. Most of the Company’s leases in these medical office buildings provide for pass through of operating expenses to its tenants and contractual rents which escalate over time.

     Retail. As of December 31, 2003, the Company’s retail portfolio included the following eleven properties:

Property Description	Metropolitan Area	Rentable Square Feet			Company’s Economic Ownership Interest			Percent Leased (Fully Executed)
North Point MarketCenter	Atlanta	401,000			11.50%			100%
The Avenue East Cobb	Atlanta	226,000			100%			100%
The Avenue West Cobb	Atlanta	205,000			100%			92%	(a	)
The Avenue Peachtree City	Atlanta	169,000			88.50%	(b	)	98%
Mansell Crossing Phase II	Atlanta	103,000			11.50%			100%

	Georgia	1,104,000						99%

The Avenue of the Peninsula	Rolling Hills Estates	374,000			100%			86%
Los Altos MarketCenter	Long Beach	157,000			11.50%			100%

	California	531,000						87%

The Shops at World Golf Village	St. Augustine	80,000			50%			74%
The Avenue Viera	Viera	333,000			100%			27%	(a	)

	Florida	413,000						74%

The Shops of Lake Tuscaloosa	Tuscaloosa, Alabama	62,000			100%			85%	(a	)

Greenbrier MarketCenter	Chesapeake, Virginia	376,000			11.50%			100%

		2,486,000	(c	)				93%

(a)	Under construction and/or in lease-up.

(b)	This property is subject to a contractual participation in which a third party may receive a portion of the results of operations or sale.

(c)	The Company has a 10% interest in Deerfield Towne Center, a 371,000 square foot retail project that is currently under construction in Deerfield (Cincinnati), Ohio. The Company has no capital invested in the project, but is entitled to receive 10% of the net operating income after debt service and 10% of any residuals upon sale.

     The weighted average leased percentage of these retail properties (excluding the properties currently under construction and/or in lease-up) was approximately 93% as of December 31, 2003, and the leases expire as follows:

	2004	2005	2006	2007	2008	2009
RETAIL
Consolidated:
Square Feet Expiring	33,586	82,982	65,007	14,568	5,735	17,111
% of Leased Space	6%	15%	12%	3%	1%	3%
Annual Contractual Rent (000’s) (b)	$534	$2,251	$1,595	$167	$166	$560
Annual Contractual Rent/Sq. Ft. (b)	$15.91	$27.12	$24.54	$11.48	$28.88	$32.71
Joint Venture:
Square Feet Expiring	26,600	50,695	167,790	79,005	55,721	39,155
% of Leased Space	2%	4%	13%	6%	5%	3%
Annual Contractual Rent (000’s) (b)	$572	$722	$2,298	$1,658	$1,041	$561
Annual Contractual Rent/Sq. Ft. (b)	$21.50	$14.25	$13.70	$20.98	$18.68	$14.33
Total (including only Company’s % share of Joint Venture Properties):
Square Feet Expiring	37,220	90,352	104,532	47,956	46,794	26,691
% of Leased Space	5%	11%	12%	6%	6%	3%
Annual Contractual Rent (000’s) (b)	$615	$2,369	$2,371	$927	$985	$756
Annual Contractual Rent/Sq. Ft. (b)	$16.51	$26.22	$22.68	$19.34	$21.06	$28.31

[Additional columns below]

[Continued from above table, first column(s) repeated]

				2013
				&
	2010	2011	2012	Thereafter	Total
RETAIL
Consolidated:
Square Feet Expiring	79,323	53,606	18,004	179,077	548,999 (a)
% of Leased Space	15%	10%	3%	32%	100%
Annual Contractual Rent (000’s) (b)	$2,009	$644	$564	$3,631	$12,121
Annual Contractual Rent/Sq. Ft. (b)	$25.33	$12.02	$31.35	$20.28	$22.08
Joint Venture:
Square Feet Expiring	101,551	142,866	236,849	360,860	1,261,092 (c)
% of Leased Space	8%	11%	19%	29%	100%
Annual Contractual Rent (000’s) (b)	$1,159	$2,186	$3,588	$6,057	$19,842
Annual Contractual Rent/Sq. Ft. (b)	$11.41	$15.30	$15.15	$16.79	$15.73
Total (including only Company’s % share of Joint Venture Properties):
Square Feet Expiring	93,790	78,754	78,019	240,073	844,181
% of Leased Space	11%	9%	9%	28%	100%
Annual Contractual Rent (000’s) (b)	$2,192	$1,153	$1,722	$4,722	$17,812
Annual Contractual Rent/Sq. Ft. (b)	$23.37	$14.64	$22.07	$19.67	$21.10

(a)	Gross leasable area leased as of December 31, 2003 out of approximately 600,000 total gross leasable area.

(b)	Annual contractual rent excludes the operating expense reimbursement portion of the rent payable and any percentage rents due. If the lease does not provide for pass through of such operating expense reimbursements, an estimate of operating expenses is deducted from the rental rate shown. The contractual rental rate shown is the estimated rate in the year of expiration.

(c)	Gross leasable area leased as of December 31, 2003 out of approximately 1,286,000 total gross leasable area.

     The weighted average remaining lease term of the retail portfolio (excluding the properties currently under construction and/or in lease-up) was approximately seven years as of December 31, 2003. Most of the Company’s leases in these retail properties provide for pass through of operating expenses to its tenants and contractual rents which escalate over time.

     Residential/Land Division. The Company’s other real estate holdings include interests in over 280 acres of strategically located land held for investment or future development at North Point and Wildwood Office Park and the option to acquire the fee simple interest in approximately 7,100 acres of land through its Temco Associates joint venture, among other holdings. See the table of “Residential Lots Under Development” and “Land Held for Investment or Future Development” for further information.

     Other. The Company’s joint venture partners include, but are not limited to, either the following companies or their affiliates: IBM, The Coca-Cola Company (“Coca-Cola”), Bank of America Corporation (“Bank of America”), The Prudential Insurance Company of America (“Prudential”), Temple-Inland Inc., Equity Office Properties Trust, CarrAmerica Realty Corporation and Emory University.

     A table detailing the Company’s real estate properties is included in Item 2 of this Report.

     Significant Changes in 2003

     Significant changes in the Company’s business and properties during the year ended December 31, 2003 were as follows:

     Office Division. The Company sold AT&T Wireless Services Headquarters, a 222,000 rentable square foot office building, and Cerritos Corporate Center - Phase II, a 105,000 rentable square foot office building (collectively called “Cerritos”), in a single transaction in the second quarter of 2003.

     In December 2003, the Company purchased the remaining interest in 100 and 200 North Point Center East from CP Venture Two LLC (see Note 5). The purchase price was equal to the outstanding balance of its mortgage note payable at the time of sale, or $22.4 million. The mortgage note payable bears interest at 7.86% and matures August 1, 2007.

     Retail Division. CP Venture Three LLC (see Note 5) sold Mira Mesa MarketCenter, a 480,000 square foot retail center in San Diego, California, in the second quarter of 2003.

     Presidential MarketCenter (“Presidential”), a 374,000 rentable square foot retail center in Atlanta, Georgia, was sold in the third quarter of 2003. The purchaser assumed the Presidential mortgage note payable in the sale. Also, in the third quarter of 2003, the Company sold Perimeter Expo (“Expo”), a 176,000 square foot retail center in Atlanta, Georgia. The Expo note payable was re-collateralized as corporate, unsecured debt and not repaid.

     In October 2003, The Avenue West Cobb, a 205,000 square foot retail center in Atlanta, Georgia, became partially operational for financial reporting purposes. In December 2003, the Company purchased approximately eight acres of land adjacent to The Avenue West Cobb, which could be utilized for future development. Also in December 2003, The Shops of Lake Tuscaloosa, a 62,000 square foot retail center in Tuscaloosa, Alabama, became partially operational for financial reporting purposes.

     In October 2003, the Company purchased approximately 58 acres of land in Brevard County, Florida, for the development of The Avenue Viera, a 408,000 square foot retail center, of which the Company owns 333,000 square feet, in Viera, Florida. Construction commenced on this center in December 2003.

     Land Division. The Company is developing two residential communities in suburban Atlanta, Georgia and one in Pine Mountain, Georgia. Approximately 1,151 lots are being developed within these three communities, of which 214, 137 and 1 lots were sold in 2003, 2002 and 2001, respectively. In 2002 and 2001, the Company also sold 49 and 120 lots, respectively, at residential developments in which all the lots have been sold. The Company’s share of lots sold at joint ventures was 277, 145 and 117 for 2003, 2002 and 2001, respectively. The Company also entered into new joint venture arrangements in 2003 for the development of residential communities. See the “Residential Lots Under Development” table in Item 2 for more detail.

     In September 2003, the Company sold approximately 10.5 acres of Company-owned land in Wildwood Office Park for a net gain of approximately $1,947,000. In December 2003, the Company sold approximately 42 acres of North Point West Side land for a net gain of approximately $5,323,000.

     Financings. In May 2003, Crawford Long — CPI, LLC, an entity in which the Company owns a 50% interest, obtained a $55 million mortgage note payable. The note has a maturity date of June 1, 2013 and an interest rate of 5.9%. A distribution of approximately $25.8 million was made to the Company in 2003 for its share of the proceeds from this mortgage.

     Stock Repurchase Plan

     In November 2001, the Board of Directors of the Company adopted a stock repurchase plan authorizing the repurchase of up to five million shares of common stock prior to January 1, 2004 (see Note 6). During January 2003, the Company purchased an additional 234,100 shares at an average price of $23.66 per share. As of December 31, 2003, the Company had repurchased a total of 2,691,582 shares for an aggregate price of $64,893,935.

     Subsequent Event

     The Mirant Corporation (“Mirant”), leased 99% of 1155 Perimeter Center West, which is owned by 285 Venture, LLC. The Company owns 50% of 285 Venture, LLC. Mirant declared bankruptcy during 2003. In January 2004, the Mirant lease was renegotiated and Mirant reduced its amount of leased space, the term of its lease and its rental rate. The Company is actively attempting to re-lease the vacated space, but the impact on income of 285 Venture, LLC in 2004 and beyond is not known at this time.

     Environmental Matters

     Under various federal, state and local laws, ordinances and regulations, an owner or operator of real estate is generally liable for the costs of removal or remediation of certain hazardous or toxic substances on or in such property. Such laws often impose liability without regard to whether the owner knew of, or was responsible for, the presence of such hazardous or toxic substances. The presence of such substances, or the failure to remediate such substances properly, may subject the owner to substantial liability and may adversely affect the owner’s ability to develop the property or to borrow using such real estate as collateral. The Company is not aware of any environmental liability that the Company’s management believes would have a material adverse effect on the Company’s business, assets or results of operations.

     Certain environmental laws impose liability on a previous owner of property to the extent that hazardous or toxic substances were present during the prior ownership period. A transfer of the property does not relieve an owner of such liability. Thus, although the Company is not aware of any such situation, the Company may be liable in respect of properties previously sold.

     In connection with the development or acquisition of certain properties, the Company has obtained Phase One environmental audits (which generally involve inspection without soil sampling or ground water analysis) from independent environmental consultants. The remaining properties (including most of the Company’s land held for investment or future development) have not been so examined. No assurance can be given that environmental liabilities do not exist, that the reports revealed all environmental liabilities, or that no prior owner created any material environmental condition not known to the Company.

     The Company believes that it and its properties are in compliance in all material respects with all federal, state and local laws, ordinances and regulations regarding hazardous or toxic substances.

     Competition

     The Company’s properties compete for tenants with similar properties located in our markets primarily on the basis of location, rental rates, services provided and the design and condition of the facilities. The Company also competes with other real estate companies, financial institutions, pension funds, partnerships, individual investors and others when attempting to acquire and develop properties. The Land Division also competes with other lot developers.

     Forward-Looking Statements

     Certain matters contained in this report are forward-looking statements within the meaning of the federal securities laws and are subject to uncertainties and risks. These include, but are not limited to, general and local economic conditions, local real estate conditions, the activity of others developing competitive projects, the cyclical nature of the real estate industry, the financial condition of existing tenants, interest rates, the Company’s ability to obtain favorable financing or zoning, environmental matters, the effects of terrorism, the failure of assets under contract for sale to ultimately close, and other risks detailed from time to time in the Company’s filings with the Securities and Exchange Commission, including the Company’s Current Report on Form 8-K filed on December 10, 2003. The words “believes,” “expects,” “anticipates,” “estimates,” and similar expressions are intended to identify forward-looking statements. Although the Company believes that its plans, intentions and expectations reflected in any forward-looking statements are reasonable, the Company can give no assurance that such plans, intentions or expectations will be achieved. Such forward-looking statements are based on current expectations and speak as of the date of such statements. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of future events, new information or otherwise.

     Executive Offices; Employees

     The Registrant’s executive offices are located at 2500 Windy Ridge Parkway, Suite 1600, Atlanta, Georgia 30339-5683. At December 31, 2003, the Company employed 421 people.

     Available Information

     The Company makes available free of charge on the “Investor Relations” page of its Web site, www.cousinsproperties.com, its filed and furnished reports on Forms 10-K, 10-Q and 8-K, and all amendments thereto, as soon as reasonably practicable after the reports are filed with or furnished to the Securities and Exchange Commission.

     The Company’s Corporate Governance Guidelines, Director Independence Standards, Code of Business Conduct and Ethics, and the Charters of the Audit Committee and the Compensation, Succession, Nominating and Governance Committee of the Board of Directors are also available on the “Investor Relations” page of the Company’s Web site. The information contained on the Company’s Web site is not incorporated herein by reference.

     Copies of these documents (without exhibits, when applicable) are also available free of charge upon request to the Company at 2500 Windy Ridge Parkway, Suite 1600, Atlanta, Georgia 30339-5683, Attention: Mark A. Russell, Vice President — Chief Financial Analyst and Director of Investor Relations. Mr. Russell, the Company’s investor relations contact, may also be reached by telephone at (770) 857-2449, by facsimile at (770) 857-2360 or by email at markrussell@cousinsproperties.com.

Item 2. Properties

Table of Major Office and Retail Properties

     The following tables set forth certain information relating to major office, medical office and retail properties, stand alone retail lease sites, and land held for investment and future development in which the Company has a 10% or greater ownership interest. Information presented in Note 5 provides additional information related to its joint ventures. All information presented is as of December 31, 2003. Dollars are stated in thousands.

					Percentage
Description,	Year				Leased		Average
Location	Development		Company’s	Rentable	as of		2003
and	Completed	Venture	Ownership	Square Feet	December		Economic
Zip Code	or Acquired	Partner	Interest	and Acres	31, 2003		Occupancy
Office
Inforum Atlanta, GA 30303-1032	1999	N/A	100%	990,000	94%		94%
				4 Acres (2)
101 Independence Center Charlotte, NC 28246-1000	1996	N/A	100%	526,000	99%		99%
				2 Acres (5)
Frost Bank Tower Austin, TX 78701-3619	(8)	N/A	100%	525,000	55	%(8)	(8)
				2 Acres
101 Second Street San Francisco, CA 94105-3601	2000	Myers Second	100%	(9) 387,000	82%		83%
		Street Company		1 Acre
		LLC

[Additional columns below]

[Continued from above table, first column(s) repeated]

			Adjusted
			Cost and
			Adjusted
			Cost Less		Debt
Description,		Major	Depreciation		Maturity
Location	Major Tenants (lease	Tenants’	and		and
and	expiration/options	Rentable	Amortization	Debt	Interest
Zip Code	expiration)	Sq. Feet	(1)	Balance	Rate
Office
Inforum Atlanta, GA 30303-1032	BellSouth Corporation (3)(2009)	277,744	$83,930	$0	N/A
	Georgia Lottery Corp. (2013)	127,827	$52,438
	Co Space Services, LLC	110,797
	(2020/2025)
	Lockwood Greene Engineers, Inc.	95,722
	(2004)(4)
	Turner Broadcasting (2006/2016)	57,827
	Sapient Corporation (2009/2019)	57,689
101 Independence Center Charlotte, NC 28246-1000	Bank of America	359,327	$77,773 (5)	$43,912	12/1/07
	(2008/2028)(6)		$56,011 (5)		8.22%
	Robinson Bradshaw & Hinson,	89,584
	P.A. (2014)(7)
	Ernst & Young LLP (2004)	24,125
Frost Bank Tower Austin, TX 78701-3619	Graves, Dougherty, Hearon	64,210 (8)	$105,390	$0	N/A
	& Moody, P.C. (2020/2035)(8)		(8)
	Frost National Bank (2014/2039)	51,958
	Winstead, Sechrest & Minick P.C.	51,875 (8)
	(2014/2024)(8)
	Jenkens & Gilchrist (2014)(8)	46,662 (8)
101 Second Street San Francisco, CA 94105-3601	Thelen, Reid & Priest	135,788	$92,371	$87,182	4/19/10
	(2012/2022)		$79,615		8.33%
	Ziff Davis Media (2010/2015)	35,284
	Nexant (2009)	34,933

						Percentage
Description,	Year					Leased	Average
Location	Development			Company’s	Rentable	as of	2003
and	Completed		Venture	Ownership	Square Feet	December	Economic
Zip Code	or Acquired		Partner	Interest	and Acres	31, 2003	Occupancy
Office (Continued)
55 Second Street San Francisco, CA 94105-3601	2002		Myers Bay	100% (9)	379,000	78%	50%
			Area Company LLC		1 Acre
The Points at Waterview Suburban Dallas, Texas 75080-1472	2000		N/A	100%	201,000	96%	84%
					15 Acres (5)
Lakeshore Park Plaza Birmingham, AL 35209-6719	1998		Daniel Realty	100% (9)	190,000	87%	80%
			Company		12 Acres
600 University Park Place Birmingham, AL 35209-6774	2000		Daniel Realty	100% (9)	123,000	99%	98%
			Company		10 Acres
333 John Carlyle Suburban Washington, D.C. 22314-5745	1999		N/A	100%	153,000	91%	92%
					1 Acre
1900 Duke Street Suburban Washington, D.C. 22314-5745	2000		N/A	100%	97,000	100%	100%
					1 Acre
100 North Point Center East Suburban Atlanta, GA 30022-4885	1995	(11)	N/A	100%	128,000	68%	67%
					7 Acres
200 North Point Center East Suburban Atlanta, GA 30022-4885	1996	(11)	N/A	100%	130,000	38%	31%
					9 Acres

[Additional columns below]

[Continued from above table, first column(s) repeated]

			Adjusted
			Cost and
			Adjusted
			Cost Less			Debt
Description,		Major	Depreciation			Maturity
Location	Major Tenants (lease	Tenants’	and			and
and	expiration/options	Rentable	Amortization	Debt		Interest
Zip Code	expiration)	Sq. Feet	(1)	Balance		Rate
Office (Continued)
55 Second Street San Francisco, CA 94105-3601	KPMG (2014/2024)	89,927	$110,493	$0		N/A
	Paul Hastings (2017/2027)	73,708	$104,362
	UPS Freight Services (2012/2017)	57,380
	Preston Gates (2014/2024)	43,968
The Points at Waterview Suburban Dallas, Texas 75080-1472	Bombadier Aerospace Corp.	97,740	$29,804 (5)	$0		N/A
	(2013/2023)		$25,525 (5)
	Liberty Mutual (2011/2021)	28,124
	Cisco Systems, Inc. (2005/2010)	20,433
Lakeshore Park Plaza Birmingham, AL 35209-6719	Infinity Insurance (2005/2015)	107,293	$15,756	$9,861		11/1/08
			$13,253			6.78%
600 University Park Place Birmingham, AL 35209-6774	Southern Company, Inc. (3)	41,961	$20,661	$13,676		8/10/11
	(2010)		$16,327			7.38%
	Southern Progress (2006)	25,465
333 John Carlyle Suburban Washington, D.C. 22314-5745	A.T. Kearney (2009/2019)	94,115	$28,581	$47,922	(10)	11/1/11
			$23,380			7.00%
						(10)
1900 Duke Street Suburban Washington, D.C. 22314-5745	Municipal Securities Rulemaking	47,556	$23,598	(10)		(10)
	Board (2016/2026)		$21,086
	American Society of Clinical	39,529
	Oncology (2010/2015)
100 North Point Center East Suburban Atlanta, GA 30022-4885	Schweitzer-Mauduit	32,696	$11,320	$22,365	(12)	8/1/07
	International, Inc. (2007/2012)		$11,150			7.86%
						(12)
200 North Point Center East Suburban Atlanta, GA 30022-4885	APAC Teleservices, Inc.	22,409	$9,964	(12)		(12)
	(2004/2009)		$9,796
	Dean Witter (2007)	15,709

					Percentage
Description,	Year				Leased	Average
Location	Development		Company’s	Rentable	as of	2003
and	Completed	Venture	Ownership	Square Feet	December	Economic
Zip Code	or Acquired	Partner	Interest	and Acres	31, 2003	Occupancy
Office (Continued)
333 North Point Center East Suburban Atlanta, GA 30022-8274	1998	N/A	100%	129,000	65%	60%
				9 Acres
555 North Point Center East Suburban Atlanta, GA 30022-8274	2000	N/A	100%	152,000	53%	55%
				10 Acres
615 Peachtree Street Atlanta, GA 30308-2312	1996	N/A	100%	148,000	81%	88%
				2 Acres
One Georgia Center Atlanta, GA 30308-3619	2000	Prudential (3)	88.50%	363,000	79%	79%
				3 Acres (5)
Wildwood Office Park, Atlanta, GA: 2300 Windy Ridge Parkway 30339-5671	1987	IBM	50%	636,000	86%	86%
				12 Acres
2500 Windy Ridge Parkway 30339-5683	1985	IBM	50%	316,000	99%	90%
				8 Acres

[Additional columns below]

[Continued from above table, first column(s) repeated]

			Adjusted
			Cost and
			Adjusted
			Cost Less			Debt
Description,		Major	Depreciation			Maturity
Location	Major Tenants (lease	Tenants’	and			and
and	expiration/options	Rentable	Amortization	Debt		Interest
Zip Code	expiration)	Sq. Feet	(1)	Balance		Rate
Office (Continued)
333 North Point Center East Suburban Atlanta, GA 30022-8274	Merrill Lynch (2014/2024)	35,949	$12,004	$31,424	(13)	11/1/11
	J.C. Bradford (2005/2010)	22,222	$9,100			7.00%
	Phillip Morris (2008/2013)	17,521				(13)
555 North Point Center East Suburban Atlanta, GA 30022-8274	Regus Business Centre	22,422	$15,219	(13)		(13)
	(2011/2016)		$12,052
	Matria Healthcare, Inc.	12,375
	(2006/2011)
	Robert W. Baird (2011/2016)	11,074
615 Peachtree Street Atlanta, GA 30308-2312	Wachovia (3)(2009)(14)	50,073	$12,861	$0		N/A
	KPS Group (2005/2010)	11,029	$8,774
One Georgia Center Atlanta, GA 30308-3619	Norfolk & Southern (2004/2014)	89,041	$38,942 (5)	$0		N/A
	SouthTrust Bank (2004)	96,687	$34,826 (5)
Wildwood Office Park, Atlanta, GA: 2300 Windy Ridge Parkway 30339-5671	Manhattan Associates, LLC	125,392	$82,193	$55,530		12/1/05
	(2008/2013)(15)		$41,866			7.56%
	Computer Associates	62,445
	(2005/2010)
	Profit Recovery Group	62,576
	(2005/2010)
	Financial Services Corporation	61,938
	(2006/2011)
	Life Office Management Associates	59,251
	(2005/2010)(15)
	Chevron USA (2005)(15)	51,415
2500 Windy Ridge Parkway 30339-5683	Coca-Cola Enterprises Inc.	223,938	$30,383	$19,825		12/15/05
	(2018/2023)		$13,905			7.45%
	Cousins Properties Incorporated	45,195
	(2005)

						Percentage
Description,	Year					Leased	Average
Location	Development		Company’s		Rentable	as of	2003
and	Completed	Venture	Ownership		Square Feet	December	Economic
Zip Code	or Acquired	Partner	Interest		and Acres	31, 2003	Occupancy

Office (Continued)
3200 Windy Hill Road	1991	IBM	50%		694,000	94%	94%
30339-5609					15 Acres
4100 and 4300 Wildwood Parkway 30339-8400	1996	IBM	50%		250,000	100%	100%
					13 Acres
4200 Wildwood Parkway 30339-8402	1997	IBM	50%		259,000	100%	100%
					8 Acres
3301 Windy Ridge Parkway 30339-5685	1984	N/A	100%		107,000	100%	100%
					10 Acres
3100 Windy Hill Road 30339-5605	1983	N/A	100	%(20)	188,000	100%	100%
					13 Acres
Bank of America Plaza Atlanta, GA 30308-2214	1992	Bank of America (3)	50%		1,262,000	100%	100%
					4 Acres
Gateway Village Charlotte, NC 28202-1125	2001	Bank of America (3)	50%		1,065,000	100%	100%
					8 Acres
The Pinnacle Atlanta, GA 30326-1234	1999	LORET	50%		426,000	98%	97%
		Holdings, L.L.P.			4 Acres

[Additional columns below]

[Continued from above table, first column(s) repeated]

			Adjusted
			Cost and
			Adjusted
			Cost Less		Debt
Description,		Major	Depreciation		Maturity
Location	Major Tenants (lease	Tenants’	and		and
and	expiration/options	Rentable	Amortization	Debt	Interest
Zip Code	expiration)	Sq. Feet	(1)	Balance	Rate

Office (Continued)
3200 Windy Hill Road	Coca-Cola Enterprises	236,050	$87,546	$61,753	1/1/07
30339-5609	(2013/2018)(16)		$49,968		8.23%
	IBM (2006/2011)	185,439
	General Electric (17)	79,661
	IBM (2009/2014)(18)	69,708
	W.H. Smith Inc. (2012/2017)	42,018
4100 and 4300 Wildwood Parkway 30339-8400	Georgia-Pacific	250,000	$26,375	$25,967	4/1/12
	Corporation (2012/2017)(19)		$18,724		7.65%
4200 Wildwood Parkway 30339-8402	General Electric (3)(2014/2024)	259,000	$36,750	$39,543	3/31/14
			$29,223		6.78%
3301 Windy Ridge Parkway 30339-5685	Indus International, Inc	107,000	$12,763	$0	N/A
	(2012/2017)		$6,280
3100 Windy Hill Road 30339-5605	IBM (2006)	188,000	$17,005	$0	N/A
			$12,244
Bank of America Plaza Atlanta, GA 30308-2214	Bank of America (3)(2012/2042)	579,190	$224,557	(21)	(21)
	Troutman Sanders (2007/2017)	225,033	$143,816
	Ernst & Young LLP (2007/2017)	212,445
	Hunton & Williams (2009/2014)(22)	93,646
	Paul Hastings (2012/2017)(23)	92,431
Gateway Village Charlotte, NC 28202-1125	Bank of America (3)(2015/2035)	1,065,000	$203,768	$173,176	12/1/16
			$186,511		6.41%
The Pinnacle Atlanta, GA 30326-1234	Merrill Lynch (2010/2015)	72,371	$92,411	$66,893	12/31/09
	A. T. Kearney (2009/2019)	47,566	$70,715		7.11%
	UBS PaineWebber	47,631
	(2013/2018)(24)

					Percentage
Description,	Year				Leased	Average
Location	Development		Company’s	Rentable	as of	2003
and	Completed	Venture	Ownership	Square Feet	December	Economic
Zip Code	or Acquired	Partner	Interest	and Acres	31, 2003	Occupancy

Office (Continued)
Two Live Oak Center Atlanta, GA 30326-1234	1997	LORET	50%	279,000	87%	81%
		Holdings, L.L.P.		2 Acres
1155 Perimeter Center West Atlanta, GA 30338-5416	2000	J. P. Morgan (3)	50%	362,000	99%	99%
				6 Acres
Ten Peachtree Place Atlanta, GA 30309-3814	1991	Coca-Cola (3)	50%	260,000	100%	90%
				5 Acres (5)
John Marshall-II Suburban Washington, D.C. 22102-3802	1996	CarrAmerica Realty	50%	224,000	100%	100%
		Corporation (3)		3 Acres
Austin Research Park - Building III Austin, TX 78759-2314	2001	CommonWealth	50%	174,000	100%	100%
		Pacific, LLC		4 Acres (5)
		and CalPERS
Austin Research Park - Building IV Austin, TX 78759-2314	2001	CommonWealth	50%	184,000	100%	100%
		Pacific, LLC		7 Acres (5)
		and CalPERS
Wachovia Tower Greensboro, NC 27401-2167	1990	Prudential (3)	11.50%	324,000	67%	66%
				1 Acre
Grandview II Birmingham, AL 35243-1930	1998	Prudential (3)	11.50%	149,000	100%	100%
				8 Acres

[Additional columns below]

[Continued from above table, first column(s) repeated]

			Adjusted
			Cost and
			Adjusted
			Cost Less		Debt
Description,		Major	Depreciation		Maturity
Location	Major Tenants (lease	Tenants’	and		and
and	expiration/options	Rentable	Amortization	Debt	Interest
Zip Code	expiration)	Sq. Feet	(1)	Balance	Rate

Office (Continued)
Two Live Oak Center Atlanta, GA 30326-1234	Chubb & Son, Inc. (3)	66,770	$48,796	$28,148	10/1/07
	(2013/2033)		$34,203		7.90%
	Dendrite International (2007/2017)	65,451
1155 Perimeter Center West Atlanta, GA 30338-5416	Mirant Corporation (2015)(25)	360,395	$55,398	$0	N/A
			$44,477
Ten Peachtree Place Atlanta, GA 30309-3814	AGL Services Co. (2013/2028)	226,779	$40,592 (5)	$11,015	12/31/08
	Domtar (2006)(26)	32,720	$32,121 (5)		LIBOR
					+ 0.75%
John Marshall-II Suburban Washington, D.C. 22102-3802	Booz-Allen & Hamilton	224,000	$27,768	$18,076	4/1/13
	(2011/2016)		$19,634		7.00%
Austin Research Park - Building III Austin, TX 78759-2314	Charles Schwab & Co., Inc.	174,000	$24,683 (5)	$0	N/A
	(2012/2032)(27)		$22,387 (5)
Austin Research Park - Building IV Austin, TX 78759-2314	Charles Schwab & Co., Inc.	184,000	$27,556 (5)	$0	N/A
	(2012/2032)(27)		$25,252 (5)
Wachovia Tower Greensboro, NC 27401-2167	Smith Helms Mullis &	70,360	$54,692	$0	N/A
	Moore (2010/2015)		$36,695
	Wachovia Bank (3)	62,280
	(2014/2024)
Grandview II Birmingham, AL 35243-1930	Fortis Benefits Insurance	68,758	$23,115	$0	N/A
	Company (2005/2011)		$15,490
	Daniel Realty Company (2008)	23,440

Percentage
Description,	Year	Leased	Average
Location	Development	Company’s	Rentable	as of	2003
and	Completed	Venture	Ownership	Square Feet	December	Economic
Zip Code	or Acquired	Partner	Interest	and Acres	31, 2003	Occupancy

Medical Office
Northside/Alpharetta I Suburban Atlanta, GA 30005-3707	1998	N/A	100%	103,000	94%	94%
1 Acre (28)
Northside/Alpharetta II Suburban Atlanta, GA 30005-3707	1999	N/A	100%	198,000	79%	74%
2 Acres (28)
Meridian Mark Plaza Atlanta, GA 30342-1613	1999	N/A	100%	160,000	100%	100%
3 Acres
AtheroGenics Suburban Atlanta, GA 30004-2148	1999	N/A	100%	51,000	100%	100%
4 Acres
Emory Crawford Long Medical Office Tower Atlanta, GA 30308-2242	2002	Emory University	50%	358,000	(32)	92%	85%

Presbyterian Medical Plaza at University Charlotte, NC 28233-3549	1997	Prudential (3)	11.50%	69,000	100%	100%
1 Acre (33)
Retail Centers
The Avenue Viera Viera, FL 32940-9999	(8)	N/A	100%	408,000	27	%(8)	(8)
(333,000 owned
by the Company)
58 acres
The Avenue of the Peninsula Rolling Hills Estates, CA 90274-3664	1999	N/A	100%	374,000	86%	88%
14 Acres

[Additional columns below]

[Continued from above table, first column(s) repeated]

			Adjusted
			Cost and
			Adjusted
			Cost Less		Debt
Description,		Major	Depreciation		Maturity
Location	Major Tenants (lease	Tenants’	and		and
and	expiration/options	Rentable	Amortization	Debt	Interest
Zip Code	expiration)	Sq. Feet	(1)	Balance	Rate

Medical Office
Northside/Alpharetta I Suburban Atlanta, GA 30005-3707	Northside Hospital (3)(2013)(29)	49,138	$15,986	$9,709	1/1/06
			$12,465		7.70%
Northside/Alpharetta II Suburban Atlanta, GA 30005-3707	Northside Hospital (3)(2019)(30)	81,120	$18,600	$0	N/A
			$15,199
Meridian Mark Plaza Atlanta, GA 30342-1613	Northside Hospital (3)	51,054	$26,067	$24,635	9/1/10
	(2013/2023)(31)		$20,777		8.27%
	Scottish Rite Hospital for	29,556
	Crippled Children, Inc.
	(2013/2018)(31)
AtheroGenics Suburban Atlanta, GA 30004-2148	AtheroGenics (2009/2019)	51,000	$7,655	$0	N/A
			$5,157
Emory Crawford Long Medical Office Tower Atlanta, GA 30308-2242	Emory University (2017/2047)	136,697	$49,708	$54,661	6/1/13
			$45,783		5.90%
Presbyterian Medical Plaza at University Charlotte, NC 28233-3549	Novant Health, Inc.	63,862	$8,615	$0	N/A
	(2012/2027)(34)		$6,500
Retail Centers
The Avenue Viera Viera, FL 32940-9999	Rave Motion Pictures (35)	N/A	$9,175	$0	N/A
	Belk, Inc. (2024/2044)(8)(36)	65,927 (8)	(8)
The Avenue of the Peninsula Rolling Hills Estates, CA 90274-3664	Regal Cinema (2015/2030)	55,673	$92,986	$0	N/A
	Saks & Company (2019/2049)	42,404	$77,034
	Borders (2018/2038)	14,286
	Restoration Hardware (2010/2020)	13,521
	Pottery Barn (2013)	12,089

							Percentage
Description,	Year						Leased		Average
Location	Development			Company’s		Rentable	as of		2003
and	Completed		Venture	Ownership		Square Feet	December		Economic
Zip Code	or Acquired		Partner	Interest		and Acres	31, 2003		Occupancy

Retail Centers (Continued)
The Avenue East Cobb Suburban Atlanta, GA 30062-8197	1999		N/A	100%		226,000	100%		97%
						30 Acres
The Avenue West Cobb Suburban Atlanta, GA 30064-1615	2003	(37)	N/A	100%		205,000	92	%(37)	18	%(37)
						22 Acres
The Shops of Lake Tuscaloosa Tuscaloosa, AL 35406-2649	2003	(37)	N/A	100%		62,000	85	%(37)	3	%(37)
						12 Acres
The Avenue Peachtree City Suburban Atlanta, GA 30269-3120	2001		Prudential (3)	88.50	%(9)	169,000	98%		97%
						18 Acres
The Shops at World Golf Village St. Augustine, FL 32092-2724	1999		W.C. Bradley Co.	50%		80,000	74%		74%
						3 Acres
North Point MarketCenter Suburban Atlanta, GA 30202-4889	1994/1995		Prudential (3)	11.50%		518,000	100%		100%
						60 Acres (38)
						(401,000
						square feet
						and 49 acres
						are owned by
						CP Venture
						Two LLC)

[Additional columns below]

[Continued from above table, first column(s) repeated]

			Adjusted
			Cost and
			Adjusted
			Cost Less			Debt
Description,		Major	Depreciation			Maturity
Location	Major Tenants (lease	Tenants’	and			and
and	expiration/options	Rentable	Amortization		Debt	Interest
Zip Code	expiration)	Sq. Feet	(1)		Balance	Rate

Retail Centers (Continued)
The Avenue East Cobb Suburban Atlanta, GA 30062-8197	Borders, Inc. (2015/2030)	24,882	$41,355		$37,889	8/1/10
	Bed, Bath & Beyond (2010/2025)	21,000	$30,705			8.39%
	Gap (2005/2015)	19,434
	Talbot’s (2010/2020)	12,905
	Pottery Barn (3)(2006/2012)	10,000
The Avenue West Cobb Suburban Atlanta, GA 30064-1615	Linens ’N Things (2014/2028)	28,030	$30,437	(37)	$0	N/A
	Barnes & Noble (2013/2023)	24,025	$30,197	(37)
	Pier One Imports (2013/2023)	9,980
	Aspen’s Signature Steaks	9,580
	(2019/2024)
The Shops of Lake Tuscaloosa Tuscaloosa, AL 35406-2649	Publix Super Markets (3)	44,271	$7,288	(37)	$0	N/A
	(2023/2053)		$7,280	(37)
The Avenue Peachtree City Suburban Atlanta, GA 30269-3120	Books a Million (2008/2013)	13,750	$30,207		$0	N/A
	Gap (2012/2022)	10,822	$25,765
	Homebanc Mortgage Corporation	8,851
	(2007/2012)
	Banana Republic (3)(2012/2022)	8,015
The Shops at World Golf Village St. Augustine, FL 32092-2724	Bradley Specialty Relating,	31,044	$13,566		$0	N/A
	Inc. (2013/2023)		$10,905
North Point MarketCenter Suburban Atlanta, GA 30202-4889	Target (35)	N/A	$56,970		$25,733	7/15/05
	Babies “R” Us (2012/2032)	50,275	$46,330			8.50%
	Media Play (2010/2025)	48,884
	Marshalls (2010/2025)	40,000
	Rhodes (2011/2021)	40,000
	Linens ’N Things (2005/2025)	35,000
	United Artists (2014/2034)	34,733
	Circuit City (2015/2030)	33,420
	PETsMART (2009/2029)	25,465
	Gap’s Old Navy Store	20,000
	(2006/2011)

					Percentage
Description,	Year				Leased	Average
Location	Development		Company’s	Rentable	as of	2003
and	Completed	Venture	Ownership	Square Feet	December	Economic
Zip Code	or Acquired	Partner	Interest	and Acres	31, 2003	Occupancy

Retail Centers (Continued)
Greenbrier MarketCenter Chesapeake, VA 23327-2840	1996	Prudential (3)	11.50%	493,000	100%	99%
				44 Acres
				(376,000 square
				feet and 36 acres
				are owned by
				CP Venture
				Two LLC)
Los Altos MarketCenter Long Beach, CA 90815-3126	1996	Prudential (3)	11.50%	182,000	100%	100%
				19 Acres
				(157,000 square
				feet and 17 Acres
				are owned by
				CP Venture
				Two LLC)
Mansell Crossing Phase II Suburban Atlanta, GA 30202-4822	1996	Prudential (3)	11.50%	103,000	100%	97%
				13 Acres
Stand Alone Retail Sites Adjacent to Company’s Office and Retail Projects
Wildwood Office Park Suburban Atlanta, GA 30339-5671	1985-1993	IBM	50%	14 Acres	100%	100%
North Point Suburban Atlanta, GA 30202-4885	1993	N/A	100%	24 Acres	100%	100%

[Additional columns below]

[Continued from above table, first column(s) repeated]

			Adjusted
			Cost and
			Adjusted
			Cost Less		Debt
Description,		Major	Depreciation		Maturity
Location	Major Tenants (lease	Tenants’	and		and
and	expiration/options	Rentable	Amortization	Debt	Interest
Zip Code	expiration)	Sq. Feet	(1)	Balance	Rate

Retail Centers (Continued)
Greenbrier MarketCenter Chesapeake, VA 23327-2840	Target (35)	N/A	$49,105	$0	N/A
	Harris Teeter, Inc. (2016/2036)	51,806	$40,035
	Best Buy (2015/2030)	45,106
	Bed, Bath & Beyond (2012/2027)	40,484
	Babies “R” Us (2006/2021)	40,000
	Stein Mart, Inc. (2006/2026)	36,000
	Barnes & Noble Superstores,	29,974
	Inc. (2012/2022)
	PETsMART (2011/2031)	26,040
	Office Max (2011/2026)	23,484
	Gap’s Old Navy Store	14,000
	(2007/2012)
Los Altos MarketCenter Long Beach, CA 90815-3126	Sears (35)	N/A	$32,818	$0	N/A
	Circuit City (3)(2017/2037)	38,541	$27,560
	Borders, Inc. (2017/2037)	30,000
	Bristol Farms (3)(2012/2032)	28,200
	CompUSA, Inc. (2011/2021)	25,620
	Sav-on Drugs (3)(2016/2036)	16,914
Mansell Crossing Phase II Suburban Atlanta, GA 30202-4822	Bed, Bath & Beyond (2012/2027)	40,787	$12,639	$0	N/A
	Ross Stores Inc. (2014/2034)	32,144	$10,428
	Rooms To Go (2016/2036)	21,000
Stand Alone Retail Sites Adjacent to Company’s Office and Retail Projects
Wildwood Office Park Suburban Atlanta, GA 30339-5671	N/A	N/A	$7,616	$0	N/A
			$5,318
North Point Suburban Atlanta, GA 30202-4885	N/A	N/A	$3,697	$0	N/A
			$3,467

(1)	Cost as shown in the accompanying table includes deferred leasing costs and other related assets. For each of the following projects; 2300 and 2500 Windy Ridge Parkway, 3200 Windy Hill Road, 4100 and 4300 Wildwood Parkway, 4200 Wildwood Parkway and Wildwood Stand Alone Retail Lease Sites, the cost shown is what the cost would be if Wildwood Associates’ land cost were adjusted downward to the Company’s lower basis in the land it contributed to Wildwood Associates.

(2)	Approximately .18 acres of the total 4 acres of land at Inforum is under a ground lease expiring 2068.

(3)	Actual tenant or venture partner is affiliate of entity shown.

(4)	Lockwood Greene Engineers, Inc. has filed for bankruptcy protection and terminated its lease effective February 15, 2004.

(5)	Includes acreage and cost of land available for future development. See “Land Held for Investment or Future Development.”

(6)	103,656 square feet of this lease of 101 Independence Center expires in 2010. Additionally, the tenant has the right to terminate its space in full floor increments beginning in 2005 with 18 months notice.

(7)	3,060 square feet of this lease of 101 Independence Center expires in 2004.

(8)	Project was under construction and/or in lease-up as of December 31, 2003. In certain situations, lease expiration dates are based upon estimated commencement dates and square footage is estimated.

(9)	This project is owned in a joint venture where the partner or an additional third party may receive a share of the results of the operations or sales proceeds.

(10)	333 John Carlyle and 1900 Duke Street were financed together as one non-recourse mortgage note payable. Until certain events occur, this mortgage note is cross-collateralized with the note referred to in Note 13.

(11)	The Company developed 100 and 200 North Point Center East in the years shown. The Company sold these properties to CP Venture Two LLC in 1998 and re-purchased them in 2003.

(12)	100 North Point Center East and 200 North Point Center East were financed together as one non-recourse mortgage note payable.

(13)	333 North Point Center East and 555 North Point Center East were financed together as one non-recourse mortgage note payable. Until certain events occur, this mortgage note is cross-collateralized with the note referred to in Note 10.

(14)	36,331 square feet of the Wachovia lease expires in 2004.

(15)	Not included in the leased rentable square feet are 5,448 square feet currently subleased from Chevron to 2005 and 7,208 square feet subleased from Life Office Management Associates to 2005 at which time both spaces will be directly leased to Manhattan Associates and added to their leased square feet through their lease term.

(16)	26,778 square feet of this lease of 3200 Windy Hill Road expires in 2004 and 18,851 square feet of this lease of 3200 Windy Hill Road expires in 2006.

(17)	The lease with General Electric at 3200 Windy Hill Road has expired and is currently in negotiation for extension.

(18)	IBM exercised its right to terminate this lease at 3200 Windy Hill Road in 2004.

(19)	Georgia-Pacific Corporation has the right to terminate its lease in 2007, upon payment of a cancellation penalty. Additionally, Georgia-Pacific Corporation has the option to purchase the building on its lease expiration date for a price of $33,750,000.

(20)	The 3100 Windy Hill Road building was sold in 1983 to a third party, subject to a leasehold mortgage note with the Company and a ground lease of the underlying land. In 1997, it was determined that the Company received all the economic rights and rewards of ownership of the property, and 3100 Windy Hill Road has been accounted for as a consolidated property since that time. See “Additional Information Related to Operating Properties” following this table.

(21)	With respect to the debt related to Bank of America Plaza, see Note 4 of Notes to Consolidated Financial Statements in the 2003 Annual Report to Stockholders for more information.

(22)	Hunton & Williams has the right to terminate its lease at Bank of America Plaza in 2007, upon 36 months notice and payment of a termination fee.

(23)	Paul Hastings has a cancellation right on 12,812 square feet and 20,574 square feet of this lease of Bank of America Plaza in 2005 and 2006, respectively.

(24)	UBS PaineWebber has the right to terminate its lease in 2008, upon payment of a cancellation penalty.

(25)	Mirant Corporation filed for bankruptcy protection in 2003. In January 2004, the Mirant Corporation lease was renegotiated to reduce the amount of its leased space, the term of the lease, and the rental rate. These reductions are not reflected in this table.

(26)	Domtar has the right to terminate its lease in 2004 with six months notice.

(27)	Charles Schwab & Co., Inc. has the right to terminate its lease with respect to two floors or all of the space in Building IV in 2009, upon 14 months notice and payment of a termination fee. There is no right to early termination for Building III.

(28)	Northside/Alpharetta I and II are located on 1 acre and 2 acres subject to ground leases, which expire in 2059.

(29)	4,716 square feet, 12,532 square feet and 4,716 square feet of this lease of Northside/Alpharetta I expire in 2005, 2009 and 2011, respectively.

(30)	17,444 square feet and 10,754 square feet of this lease of Northside/Alpharetta II expire in 2009 and 2011, respectively.

(31)	8,718 square feet of the Northside Hospital lease expires in 2008; 7,521 square feet of the Scottish Rite Hospital lease expires in 2009.

(32)	Emory Crawford Long Medical Office Tower was developed on top of a building within the Crawford Long Hospital campus. The Company received a fee simple interest in the air rights above this building in order to develop the medical office tower.

(33)	Presbyterian Medical Plaza at University is located on 1 acre which is subject to a ground lease expiring in 2057.

(34)	Novant Health, Inc. has the option to renew 23,359 square feet of this lease of Presbyterian Medical Plaza at University through 2027, with the option to renew the balance through 2022.

(35)	This anchor tenant owns its own space and land.

(36)	Belk, Inc. will build and own its own store and pay the Company under a ground lease.

(37)	The Avenue West Cobb and The Shops of Lake Tuscaloosa became partially operational for financial reporting purposes in October 2003 and December 2003, respectively. Thus, economic occupancy does not include a full year of operations.

(38)	North Point MarketCenter includes approximately 4 outparcels which are ground leased to freestanding users.

Additional Information Related to Operating Properties

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

     Effective January 1, 1997, the IBM lease was extended eight years beyond its previous expiration, to November 30, 2006. Based on the economics of the lease, the Company will receive substantially all of the economic risks and rewards from the property through the term of the IBM lease. In addition, the Company will receive substantially all of the future economic risks and rewards from the property beyond the IBM lease because of the short term remaining on the land lease (seven years as of January 1, 1997) and the large mortgage note balance ($25.9 million as of January 1, 1997) that would have to be paid off, with interest, in that seven-year period before the limited partnership would receive any significant benefit. Therefore, effective January 1, 1997, the $17,005,000 balance of the mortgage note and land was reclassified to Operating Properties, and revenues and expenses (including depreciation) from that point forward have been recorded as if the building were owned by the Company.

Residential Lots Under Development

     As of December 31, 2003, CREC, Temco Associates and CL Realty, L.L.C. owned the following parcels of land which are being developed into residential communities. Information in the table represents total amounts for the development as a whole, not the Company’s share ($ in thousands):

		Estimated
		Total Lots
	Initial	to be
	Year	Developed	Lots	Remaining	Carrying	Debt
Description	Acquired	(1)	Sold to Date	Lots	Value	Balance
CREC
The Lakes at Cedar Grove Fulton County Suburban Atlanta, GA	2001	906	316	590	$12,011	$900
Longleaf at Callaway (2) Harris County Pine Mountain, GA	2002	138	19	119	4,333	1,653
River’s Call East Cobb County Suburban Atlanta, GA	1971-1989	107	25	82	6,152	—

Total CREC		1,151	360	791	$22,496	$2,553

Temco Associates (3)
Bentwater Paulding County Suburban Atlanta, GA	1998	1,660	1,190	470	$9,761	$—
The Georgian (75% owned) Paulding County Suburban Atlanta, GA	2003	1,386	13	1,373	15,213	6,322

(Table Continued)

		Estimated
		Total Lots
	Initial	to be
	Year	Developed	Lots	Remaining	Carrying	Debt
Description	Acquired	(1)	Sold to Date	Lots	Value	Balance
Seven Hills at Bentwater Paulding County Suburban Atlanta, GA	2003	1,084	—	1,084	7,344	—

Total Temco Associates		4,130	1,203	2,927	$32,318	$6,322

CL Realty, L.L.C. (3)
Creekside Oaks Manatee County Bradenton, FL	2003	305	—	305	$3,124	$—
Hidden Lakes Tarrant County Dallas, TX	2003	89	41	48	2,120	—
Long Meadow Farms (37.5% owned) Fort Bend County Houston, TX	2003	2,707	—	2,707	4,505	1
Manatee River Plantation Manatee County Tampa, FL	2003	460	—	460	4,423	—
McKinney Village Park (60% owned) Collin County McKinney, TX	2003	564	—	564	11,503	7,298
Stillwater Canyon Dallas County DeSota, TX	2003	336	22	314	5,405	—
Stonebridge (10% owned) Coweta County Newnan, GA	2003	622	—	622	7,549	5,400
Summer Creek Ranch Dallas County Dallas, TX	2003	2,508	128	2,380	24,862	—
Summer Lakes Fort Bend County Rosenberg ,TX	2003	1,160	—	1,160	5,675	—

Total CL Realty, L.L.C.		8,751	191	8,560	$69,166	$12,699

(1)	This estimate represents the total projected development capacity for a development on both owned land and land expected to be purchased for future development. The numbers shown include lots currently developed or to be developed over time, based on management’s current estimates, and lots sold to date from inception of development.

(2)	Longleaf at Callaway lots are sold to Pine Mountain Builders, LLC, in which CREC is a joint venture partner. As a result of this relationship, the Company recognizes profits when houses are built and sold, rather than at the time lots are sold, as is the case with the Company’s other residential developments. As of December 31, 2003, no houses have been sold. See Note 5 to the Company’s 2003 Annual Report to Stockholders for more information on Pine Mountain Builders, LLC.

(3)	CREC owns 50% of both Temco Associates and CL Realty, L.L.C. (“CL Realty”). See Note 5 to the Company’s 2003 Annual Report to Stockholders for a description of Temco Associates and CL Realty.

Land Held for Investment or Future Development

     As of December 31, 2003, the Company owned or controlled the following significant land holdings either directly or indirectly through venture arrangements. The holdings were not subject to any debt. The Company evaluates its land holdings on a regular basis and may convert these land holdings to income-producing assets or may sell portions of the land holdings if opportunities arise at favorable prices before development is feasible. See Note 5 for further information related to investments in unconsolidated joint ventures.

		Developable		Company’s	Adjusted
		Land Area	Joint Venture	Ownership	Cost
Description, Location and Zoned Use	Year Acquired	(1)	Partner	Interest	($ in thousands)
Wildwood Land Suburban Atlanta, Georgia Office and Commercial	1971-1989	68	N/A	100%	$4,292
Office and Commercial	1971-1982	32	IBM	50%	$7,886 (2)
North Point Land (Georgia Highway 400 & Haynes Bridge Road) (3) Suburban Atlanta, Georgia Office and Commercial — East	1970-1985	13	N/A	100%	$956
Office, Commercial and Residential — West	1970-1985	174	N/A	100%	$6,632
Ridenour Land Suburban Atlanta, Georgia Office and Commercial	2002	8	N/A	100%	$2,595
Salem Road Station Suburban Atlanta, Georgia Retail Outparcel	2000	2	N/A	100%	$286
The Avenue West Cobb Suburban Atlanta, GA Residential (4)	2003	8	N/A	100%	$2,188
The Shops of Lake Tuscaloosa Tuscaloosa, AL Retail Outparcel	2002	1	N/A	100%	$486
Temco Associates (Paulding County) Suburban Atlanta, Georgia	1991	(5)	Temple-Inland	50%	$584
			Inc. (6)

(1)	In acres, based upon management’s current estimates.

(2)	For the portion of the Wildwood Office Park land owned by a joint venture, the cost shown is what the cost would be if the venture’s land cost were adjusted downward to the Company’s lower basis in the land it contributed to the venture. The adjusted cost excludes building predevelopment costs, net, of $1,006,000.

(3)	The North Point property is located both east and west of Georgia Highway 400. The land located east of Georgia Highway 400 surrounds North Point Mall, a 1.3 million square foot regional mall on a 100-acre site which the Company sold in 1998. Development had been mainly concentrated on the land located east of Georgia Highway 400, until July 1998 when the Company commenced construction of the first building, AtheroGenics, on the west side. The land on the west side has been rezoned to mixed use to include residential as well as office and commercial. The Company sold 42 acres of land on the west side in December 2003.

(4)	The Company currently plans to rezone this land at the appropriate time in the future.

(5)	Temco Associates has an option through March 2006, with no carrying costs, to acquire the fee simple interest in approximately 7,100 acres in Paulding County, Georgia (northwest of Atlanta, Georgia). The partnership also has an option to acquire interests in a timber rights only lease covering approximately 22,000 acres. This option also expires in March 2006, with the underlying lease expiring in 2025. The options may be exercised in whole or in part over the option period, and the option price of the fee simple land was $1,173 per acre at January 1, 2004, escalating at 6% on January 1 of each succeeding year during the term of the option. The following is a detail of acreage activity:

	2003	2002	2001
Acres purchased and simultaneously sold	97	607	359
Acres purchased and held under option for third parties	—	78	128
Acres held under option subsequently sold	10	—	—
Acres purchased by Temco for residential development	21	910	—
Acres purchased for sale or future development	149	—	—

Total option acres exercised	277	1,595	487

(6)	Joint venture partner is an affiliate of the entity shown.

     In addition, the Company owned, directly or indirectly, the following land parcels located adjacent to operating properties discussed above. The basis of each of these building pads is included in the basis of the operating properties in the Company’s consolidated financial statements or the applicable joint venture’s financial statements.

Potential Office Building
Square Footage
Ten Peachtree Place (1)	400,000
101 Independence Center	400,000
One Georgia Center	300,000
Austin Research Park (2)	175,000
The Points at Waterview	60,000

(1) Owned by Ten Peachtree Place Associates
(2) Owned by CPI/FSP I, L.P.

Other Investments

     One Ninety One Peachtree Tower. One Ninety One Peachtree Tower is a 50-story office tower located in downtown Atlanta, Georgia, which contains 1.2 million rentable square feet.

     C-H Associates, Ltd. (“C-H Associates”), a partnership formed in 1988 between CREC (49%), Hines Peachtree Associates Limited Partnership (49%) and Peachtree Palace Hotel, Ltd. (2%), owns a 20% interest in the partnership that owns One Ninety One Peachtree Tower. In December 2002, CREC contributed its interest in C-H Associates to Cousins Texas LLC, an entity which is 76% owned by the Company and 24% owned by CREC. C-H Associates’ 20% ownership of One Ninety One Peachtree Tower results in an effective 9.8% ownership interest by Cousins Texas LLC, subject to a preference in favor of the majority partner, in the One Ninety One Peachtree Tower project. C-H Associates is accounted for under the equity method of accounting for investments in unconsolidated joint ventures. The balance of the One Ninety One Peachtree Tower project is currently owned by Equity Office Properties Trust (“EOP”).

     The equity contributed is entitled to a preferred return, with EOP receiving a significant preferred return. After EOP recovers its preferred return, the partners share in any operating cash flow distributions in accordance with their percentage interests. The Company has not recognized any income from its share of the operations of One Ninety One Peachtree Tower to date.

     Air Rights Near the CNN Center. The Company owns a leasehold interest in the air rights over the approximately 365,000 square foot CNN Center parking facility in Atlanta, Georgia, adjoining the headquarters of Turner Broadcasting System, Inc. and Cable News Network. The air rights are developable for additional parking or office use. The Company’s net carrying value of this interest is $0.

Supplemental Financial and Leasing Information

     Depreciation and amortization include the following components for the years ended December 31, 2003 and 2002 ($ in thousands):

	2003			2002
		Share of			Share of
		Unconsolidated			Unconsolidated
	Consolidated	Joint Ventures	Total	Consolidated	Joint Ventures	Total
Furniture, fixtures and equipment	$2,485	$34	$2,519	$2,122	$9	$2,131
Specifically identifiable intangible assets	26	—	26	26	—	26
Building (including tenant first generation)	46,838	19,709	66,547	43,686	17,762	61,448
Tenant second generation	2,935	1,556	4,491	2,199	778	2,977
Discontinued operations	1,871	—	1,871	6,354	—	6,354

	$54,155	$21,299	$75,454	$54,387	$18,549	$72,936

      The Company and its share of unconsolidated joint ventures had the following capital expenditures for the years ended December 31, 2003 and 2002 ($ in thousands):

	2003			2002

	Office	Retail	Total	Office	Retail	Total

Consolidated
Second generation costs	$5,398	$969	$6,367	$6,804	$433	$7,237
Building improvements	476	150	626	658	105	763

Total	$5,874	$1,119	6,993	$7,462	$538	8,000

First generation costs			102,764			80,127

Total capital expenditures per Consolidated
Statement of Cash Flows			$109,757			$88,127

Share of Unconsolidated Joint Ventures
Second generation related costs	$6,958	$22	$6,980	$4,544	$23	$4,567
Building	463	71	534	230	191	421

Total	$7,421	$93	$7,514	$4,774	$214	$4,988

Item 3. Legal Proceedings

     The Company is subject to various legal proceedings, claims and administrative proceedings arising in the ordinary course of business, some of which are expected to be covered by liability insurance and all of which collectively are not expected to have a material adverse effect on the liquidity, results of operations, business or financial condition of the Company.

Item 4. Submission of Matters to a Vote of Security Holders

     No matter was submitted for a vote of the security holders during the fourth quarter of the Registrant’s fiscal year ended December 31, 2003.

Item X. Executive Officers of the Registrant

     The Executive Officers of the Registrant as of the date hereof are as follows:

Name	Age	Office Held
Thomas G. Cousins	72	Chairman of the Board of Directors
Thomas D. Bell, Jr.	54	President, Chief Executive Officer and Vice
		Chairman of the Board of Directors
Daniel M. DuPree	57	Vice Chairman of the Company
R. Dary Stone	50	Vice Chairman of the Company
Tom G. Charlesworth	54	Executive Vice President, Chief Financial
		Officer and Chief Investment Officer
James A. Fleming	45	Senior Vice President, General Counsel and
		Secretary
Craig B. Jones	52	Senior Vice President and President of the Office
		Division
John S. McColl	41	Senior Vice President - Office Division
Joel T. Murphy	45	Senior Vice President and President of the Retail
		Division

Family Relationships:

     Lillian C. Giornelli, Mr. Cousins’ daughter, is a director of the Company. Hugh L. McColl, Jr., John S. McColl’s father, is a director of the Company. There are no other family relationships among the Executive Officers or Directors.

Term of Office:

     The term of office for all officers expires at the annual stockholders’ meeting. The Board retains the power to remove any officer at any time.

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

     Mr. Bell has served as the President and Chief Executive Officer of the Company since January 2002. He is also Vice Chairman of the Board and Chairman of the Executive Committee, having served in these capacities since June 2000. He was a Special Limited Partner with Forstmann Little & Co. from January 2001 until January 2002. He was Worldwide Chairman and

Chief Executive Officer of Young & Rubicam, Inc. from January 2000 to November 2000; President and Chief Operating Officer of Young & Rubicam, Inc. from August 1999 to December 1999; and Chairman and Chief Executive Officer of Young & Rubicam Advertising from September 1998 to August 1999. He was President and Chief Executive Officer of Burson-Marsteller from May 1995 to September 1998. Mr. Bell is also a director of Lincoln National Corporation, Credit Suisse Group, Regal Entertainment Group, AGL Resources, Inc. and the United States Chamber of Commerce.

     Mr. DuPree rejoined the Company in March 2003 as Vice Chairman of the Company. During his previous tenure with the Company from October 1992 until March 2001, he became Senior Vice President in April 1993, Senior Executive Vice President in April 1995 and President and Chief Operating Officer in November 1995. From September 2002 until February 2003, Mr. DuPree was Chief Executive Officer of Barry Real Estate Companies, a privately held development firm.

     Mr. Stone joined the Company in June 1999 as President of Cousins Stone LP, a venture in which the Company purchased a 50% interest in June 1999. In July 2000, the Company purchased an additional 25% interest in Cousins Stone LP and in February 2001, the Company purchased the remaining 25% interest. The name Cousins Stone LP was changed to Cousins Properties Services LP in August 2001. Mr. Stone was President and Chief Operating Officer of the Company from February 2001 to January 2002 and has been a Director of the Company since 2001. Effective January 2002, he relinquished the positions of President and Chief Operating Officer and assumed the position of President — Texas. In February 2003, he became Vice Chairman of the Company. Since at least January 1999, he was founder and President of the predecessor to Cousins Stone LP, Faison-Stone.

     Mr. Charlesworth joined the Company in October 1992 and became Senior Vice President, Secretary and General Counsel in November 1992 and Executive Vice President and Chief Investment Officer in January 2001. He became Chief Financial Officer in February 2003. Prior to 1992, he worked for certain affiliates of Thomas G. Cousins as Chief Financial Officer and Legal Counsel.

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

     Mr. McColl joined the Company in April 1996 as Vice President of the Office Division. He was promoted in May 1997 to Senior Vice President. Prior to that, he was President of Hutchinson Capital Group, Inc. and an officer of Quest Capital Corp.

     Mr. Murphy joined the Company in October 1992 and became Senior Vice President of the Company and President of the Retail Division in November 1995. From 1988 to 1990 he was Vice President of New Market Companies, Inc. and affiliates and from 1990 to 1992 he was Senior Vice President of New Market Companies, Inc. and affiliates.

PART II

Item 5. Market for Registrant’s Common Stock and Related Stockholder Matters

     The information concerning the market prices for the Registrant’s common stock and related stockholder matters appearing under the caption “Market and Dividend Information” and “About Your Dividends” in the Registrant’s 2003 Annual Report to Stockholders is incorporated herein by reference.

Item 6. Selected Financial Data

     The information appearing under the caption “Five-Year Summary of Selected Financial Data” in the Registrant’s 2003 Annual Report to Stockholders is incorporated herein by reference.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which appears in the Registrant’s 2003 Annual Report to Stockholders, is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

     “Quantitative and Qualitative Disclosure about Market Risk,” which appears in the Registrant’s 2003 Annual Report to Stockholders, is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

     The Consolidated Financial Statements and Notes to Consolidated Financial Statements of the Registrant and Independent Auditors’ Report which appear in the Registrant’s 2003 Annual Report to Stockholders are incorporated herein by reference.

     The information appearing under the caption “Selected Quarterly Financial Information (Unaudited)” in the Registrant’s 2003 Annual Report to Stockholders is incorporated herein by reference.

     Other financial statements and financial statement schedules required under Regulation S-X are filed pursuant to Item 15 of Part IV of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable.

Item 9A. Controls and Procedures

     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specific in the SEC’s rules and forms, and that such information is accumulated and communicated to the management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives. We also have investments in certain unconsolidated entities. As we do not always control or manage these entities, our disclosure controls and procedures with respect to such entities are necessarily more limited than those we maintain with respect to our consolidated subsidiaries.

II-1

     The Company’s management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls can prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. There are inherent limitations in all control systems, including the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of one or more persons. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and, while our disclosure controls and procedures are designed to be effective under circumstances where they should reasonably be expected to operate effectively, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in any control system, misstatements due to error or fraud may occur and not be detected.

     As of the end of the period covered by this annual report, the Company, under the supervision of the Chief Executive Officer and Chief Financial Officer and with the participation of the Company’s management, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to the rules and regulations of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective, in all material respects, in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings. No changes were made in the Company’s internal controls over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

II-2

PART III

Item 10. Directors and Executive Officers of the Registrant

     The information required by Items 401 and 405 of Regulation S-K is presented in Item X in Part I above and is included under the captions “Election of Directors” and “Section 16(A) Beneficial Ownership Reporting Compliance” in the Proxy Statement relating to the 2004 Annual Meeting of the Registrant’s Stockholders, and is incorporated herein by reference. The Company adopted a Code of Business Conduct and Ethics (the “Code”) applicable to its Board of Directors and all of its employees. The Code is publicly available on the “Investor Relations” page of its Web site at www.cousinsproperties.com. Section 1 of the Code applies to the Company’s senior executive and financial officers and is a “code of ethics” as defined by applicable SEC rules and regulations. If the Company makes any amendments to the Code other than technical, administrative, or other non-substantive amendments, or grants any waivers, including implicit waivers, from a provision of the Code to the Company’s senior executive or financial officers, the Company will disclose on its Web site the nature of the amendment or waiver, its effective date and to whom it applies.

Item 11. Executive Compensation

     The information under the captions “Executive Compensation” (other than the Committee Report on Compensation) and “Compensation of Directors” in the Proxy Statement relating to the 2004 Annual Meeting of the Registrant’s Stockholders is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The information under the captions “Beneficial Ownership of Common Stock” and “Equity Compensation Plan Information” in the Proxy Statement relating to the 2004 Annual Meeting of the Registrant’s Stockholders is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

     The information under the caption “Certain Transactions” in the Proxy Statement relating to the 2004 Annual Meeting of the Registrant’s Stockholders is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

     The information under the caption “Summary of Fees to Independent Public Accountants for Fiscal 2003 and 2002” in the Proxy Statement relating to the 2004 Annual Meeting of the Registrant’s Stockholders is incorporated herein by reference.

III-1

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	1. Financial Statements

A.	The following Consolidated Financial Statements of the Registrant, together with the applicable Independent Auditors’ Report, are contained in the Registrant’s 2003 Annual Report to Stockholders and are incorporated herein by reference:

Page Number
in Annual Report
Consolidated Balance Sheets - December 31, 2003 and 2002	23
Consolidated Statements of Income for the Years Ended December 31, 2003, 2002 and 2001	24
Consolidated Statements of Stockholders’ Investment for the Years Ended December 31, 2003, 2002 and 2001	25
Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001	26
Notes to Consolidated Financial Statements	27-48
Independent Auditors’ Report	49

B.	The following Financial Statements, together with the applicable Independent Auditors’ Report, of CSC Associates, L.P., a joint venture of the Registrant meeting the criteria for a significant subsidiary under the rules and regulations of the Securities and Exchange Commission, are filed as a part of this report.

Page Number
in Form 10-K
Independent Auditors’ Report	F-1
Balance Sheets - December 31, 2003 and 2002	F-2
Statements of Income for the Years Ended December 31, 2003, 2002 and 2001	F-3
Statements of Partners’ Capital for the Years Ended December 31, 2003, 2002 and 2001	F-4
Statements of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001	F-5
Notes to Financial Statements	F-6 through F-10

Item 15. Continued

     2. Financial Statement Schedules

The following financial statement schedules, together with the applicable report of independent public accountants are filed as a part of this report.

Page Number
in Form 10-K
A. Cousins Properties Incorporated and Consolidated Entities:
Independent Auditors’ Report on Supplemental Schedule	S-7
Schedule III- Real Estate and Accumulated Depreciation - December 31, 2003	S-8 through S-13
B. CSC Associates, L.P.
Schedule III- Real Estate and Accumulated Depreciation - December 31, 2003	F-11

NOTE:	Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

Item 15. Continued

3. Exhibits
3(a)(i)	Restated and Amended Articles of Incorporation of Registrant, as amended August 9, 1999, filed as Exhibit 3.1 in the Registrant’s Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference.

3(b)	By-laws of Registrant, as amended April 29, 1993, filed as Exhibit 3.2 in the Registrant’s Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference.

4(a)	Dividend Reinvestment Plan as restated as of March 27, 1995, filed in the Registrant’s Form S-3 dated March 27, 1995, and incorporated herein by reference.

10(a)(i)	Cousins Properties Incorporated 1989 Stock Option Plan, as renamed the 1995 Stock Incentive Plan and approved by the Stockholders on May 6, 1996, filed as Exhibit A to the Registrant’s Proxy Statement dated May 6, 1996, as amended, filed in the Registrant’s Proxy Statement dated March 27, 1998 and incorporated herein by reference.

10(a)(ii)	Cousins Properties Incorporated 1999 Incentive Stock Plan, as amended and restated, approved by the Stockholders on May 6, 2003, filed as Annex A to the Registrant’s Proxy Statement dated March 25, 2003, and incorporated herein by reference.

10(b)(i)	Cousins Properties Incorporated Profit Sharing Plan, as amended and restated effective as of January 1, 2002, filed as Exhibit 10(b)(i) to the Registrant’s Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.

10(b)(ii)	Cousins Properties Incorporated Profit Sharing Trust Agreement as effective as of January 1, 1991, filed as Exhibit 10(b)(ii) to the Registrant’s Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.

10(d)	Cousins Properties Incorporated Stock Plan for Outside Directors, as approved by the Stockholders on April 29, 1997, filed as Exhibit 10(d) to the Registrant’s Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.

10(e)	Cousins Properties Incorporated Credit Agreement as of August 31, 2001 among Cousins Properties Incorporated, the Banks named therein, Bank of America, N.A., as Administrative Agent, Wachovia Bank, N.A., as Syndication Agent and each of Bank of America Securities LLC and Wachovia Securities, Inc., as Joint Lead Arrangers and Joint Book Managers, filed as Exhibit 10(e) to the Registrant’s Form 10-K for the year ended December 31, 2001, and incorporated herein by reference.

Item 15. Continued

11	Computation of Per Share Earnings. Data required by SFAS No. 128, “Earnings Per Share,” is provided in Note 1 of the Consolidated Financial Statements of Registrant included in the Registrant’s 2003 Annual Report to Stockholders, and incorporated herein by reference.

13	Portions of the Annual Report to Stockholders for the year ended December 31, 2003 expressly incorporated by reference herein: Pages 22 through 62, and the information under the caption “Selected Quarterly Financial Information” on Page 63.

21	Subsidiaries of the Registrant.

23	Independent Auditors’ Consent.

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K.

The Company filed a Current Report on Form 8-K dated October 27, 2003, pursuant to Item 12 of Form 8-K, “Results of Operations and Financial Condition,” for the quarter ended September 30, 2003. The Company filed a Current Report on Form 8-K dated December 10, 2003, pursuant to Item 5 of Form 8-K, “Other Events and Required FD Disclosure,” related to the Company’s risk factors. There were no other reports filed on Form 8-K in the quarter ended December 31, 2003.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cousins Properties Incorporated (Registrant)

Dated: March 12, 2004

	BY:	/s/ Tom G. Charlesworth Tom G. Charlesworth Executive Vice President, Chief Financial Officer and Chief Investment Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Capacity	Date
Principal Executive Officer:

/s/ Thomas D. Bell, Jr. Thomas D. Bell, Jr.	President, Chief Executive Officer and Vice Chairman of the Board	March 12, 2004

Principal Financial and Accounting Officer:

/s/ Tom G. Charlesworth Tom G. Charlesworth	Executive Vice President, Chief Financial Officer and Chief Investment Officer	March 12, 2004

Additional Directors:

/s/ T. G. Cousins T. G. Cousins	Chairman of the Board	March 12, 2004

/s/ Erskine B. Bowles Erskine B. Bowles	Director	March 12, 2004

/s/ Richard W. Courts, II Richard W. Courts, II	Director	March 12, 2004

/s/ Lillian C. Giornelli Lillian C. Giornelli	Director	March 12, 2004

/s/ Terence C. Golden Terence C. Golden	Director	March 12, 2004

Signature	Capacity	Date
/s/ Boone A. Knox Boone A. Knox	Director	March 12, 2004

/s/ John J. Mack John J. Mack	Director	March 12, 2004

/s/ Hugh L. McColl, Jr. Hugh L. McColl, Jr.	Director	March 12, 2004

/s/ William Porter Payne William Porter Payne	Director	March 12, 2004

INDEPENDENT AUDITORS’ REPORT ON SUPPLEMENTAL SCHEDULE

To Cousins Properties Incorporated:

     We have audited the consolidated financial statements of Cousins Properties Incorporated and consolidated entities as of December 31, 2003 and 2002, and for each of the three years in the period ended December 31, 2003, and have issued our report thereon dated February 25, 2004 (which report expresses an unqualified opinion and includes an explanatory paragraph relating to the impact of the adoption in 2002 of Statement of Financial Accounting Standards No. 144); such consolidated financial statements and report are included in your 2003 Annual Report to Stockholders and are incorporated herein by reference. Our audit also included the consolidated financial statement schedule of Cousins Properties Incorporated and consolidated entities listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audit. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Atlanta, Georgia
February 25, 2004

SCHEDULE III
(Page 1 of 6)

COUSINS PROPERTIES INCORPORATED AND CONSOLIDATED ENTITIES
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2003
($ in thousands)

				Costs Capitalized		Gross Amount at Which
		Initial Cost		Subsequent		Carried at
		to Company		to Acquisition		End of Period
					Buildings		Buildings
					and		and
		Land		Land	Improvements		Improvements
		and	Buildings	and	Less Cost		Less Cost
		Improve-	and	Improve-	of Sales	Land and	of Sales	Total
Description	Encumbrances	ments	Improvements	ments	and Other	Improvements	and Other	(a)
LAND HELD FOR INVESTMENT OR FUTURE DEVELOPMENT
North Point Land - Atlanta, GA	$—	$10,294	$—	$16,271	$(18,977)	$26,565	$(18,977)	$7,588
Salem Road Station Outparcels - Atlanta, GA	—	611	—	—	(325)	611	(325)	286
Wildwood Land - Atlanta, GA	—	10,214	—	4,873	(10,795)	15,087	(10,795)	4,292
Ridenour Land - Atlanta, GA	—	1,696	—	899	—	2,595	—	2,595
The Shops of Lake Tuscaloosa Outparcels - Tuscaloosa, AL	—	966	—	—	(480)	966	(480)	486
West Cobb Land - Atlanta, GA	—	2,188	—	—	—	2,188	—	2,188

Total Land Held for Investment or Future Development	—	25,969	—	22,043	(30,577)	48,012	(30,577)	17,435

[Additional columns below]

[Continued from above table, first column(s) repeated]

				Life on
				Which De-
				preciation
	Accumu-	Date of		In 2003
	lated	Construc-		Statement
	Deprecia-	tion/	Date	of Income
Description	tion (a)	Renovation	Acquired	Is Computed
LAND HELD FOR INVESTMENT OR FUTURE DEVELOPMENT
North Point Land - Atlanta, GA	$—	—	1970-1985	—
Salem Road Station Outparcels - Atlanta, GA	—	—	2000	—
Wildwood Land - Atlanta, GA	—	—	1971-1989	—
Ridenour Land - Atlanta, GA	—	—	2002	—
The Shops of Lake Tuscaloosa Outparcels - Tuscaloosa, AL	—	—	2002	—
West Cobb Land - Atlanta, GA	—	—	2003	—

Total Land Held for Investment or Future Development	—

SCHEDULE III
(Page 2 of 6)

COUSINS PROPERTIES INCORPORATED AND CONSOLIDATED ENTITIES
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2003
($ in thousands)

							Costs Capitalized		Gross Amount at Which
					Initial Cost		Subsequent		Carried at
					to Company		to Acquisition		End of Period
								Buildings		Buildings
								and		and
					Land		Land	Improvements		Improvements
					and	Buildings	and	Less Cost		Less Cost
					Improve-	and	Improve-	of Sales	Land and	of Sales	Total
Description	Encumbrances				ments	Improvements	ments	and Other	Improvements	and Other	(a)
OPERATING PROPERTIES OFFICE
Inforum - Atlanta, GA	$—				$5,226	$67,370	$—	$11,334	$5,226	$78,704	$83,930
101 Independence Center - Charlotte, NC	43,912				11,096	62,824	59	3,794	11,155	66,618	77,773
101 Second Street - San Francisco, CA	87,182				11,698	—	—	80,673	11,698	80,673	92,371
55 Second Street - San Francisco, CA	—				22,141	—	2,155	86,197	24,296	86,197	110,493
The Points at Waterview - Dallas, TX	—				2,558	22,910	—	4,336	2,558	27,246	29,804
Lakeshore Park Plaza - Birmingham, AL	9,861				3,362	12,261	—	133	3,362	12,394	15,756
600 University Park Place - Birmingham, AL	13,676				1,899	—	—	18,762	1,899	18,762	20,661
333 John Carlyle - Washington, D.C.	47,922		(b	)	5,371	—	—	23,210	5,371	23,210	28,581
1900 Duke Street - Washington, D.C.	(b	)			3,469	—	—	20,129	3,469	20,129	23,598
100 North Point Center East - Atlanta, GA	22,365		(c	)	1,600	9,625	—	95	1,600	9,720	11,320
200 North Point Center East - Atlanta, GA	(c	)			1,960	7,920	—	84	1,960	8,004	9,964
333 North Point Center East - Atlanta, GA	31,424		(d	)	551	—	—	11,453	551	11,453	12,004

[Additional columns below]

[Continued from above table, first column(s) repeated]

				Life on
				Which De-
				preciation
	Accumu-	Date of		In 2003
	lated	Construc-		Statement
	Deprecia-	tion/	Date	of Income
Description	tion (a)	Renovation	Acquired	Is Computed
OPERATING PROPERTIES OFFICE
Inforum - Atlanta, GA	$31,492	—	1999	25 Years
101 Independence Center - Charlotte, NC	21,762	—	1996	25 Years
101 Second Street - San Francisco, CA	12,756	1998	1998	30 Years
55 Second Street - San Francisco, CA	6,131	1999	1999	30 Years
The Points at Waterview - Dallas, TX	4,279	—	2000	25 Years
Lakeshore Park Plaza - Birmingham, AL	2,503	—	1998	30 Years
600 University Park Place - Birmingham, AL	4,334	1998	1998	30 Years
333 John Carlyle - Washington, D.C.	5,201	1998	1998	30 Years
1900 Duke Street - Washington, D.C.	2,512	2000	2000	30 Years
100 North Point Center East - Atlanta, GA	170	—	2003	30 Years
200 North Point Center East - Atlanta, GA	168	—	2003	30 Years
333 North Point Center East - Atlanta, GA	2,904	1996	1996	30 Years

SCHEDULE III
(Page 3 of 6)

COUSINS PROPERTIES INCORPORATED AND CONSOLIDATED ENTITIES
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2003
($ in thousands)

					Costs Capitalized		Gross Amount at Which
			Initial Cost		Subsequent		Carried at
			to Company		to Acquisition		End of Period
						Buildings		Buildings
						and		and
			Land		Land	Improvements		Improvements
			and	Buildings	and	Less Cost		Less Cost
			Improve-	and	Improve-	of Sales	Land and	of Sales	Total
Description	Encumbrances		ments	Improvements	ments	and Other	Improvements	and Other	(a)
OPERATING PROPERTIES - OFFICE (Continued)
555 North Point Center East - Atlanta, GA	(d	)	368	—	—	14,851	368	14,851	15,219
615 Peachtree Street - Atlanta, GA	—		4,740	7,229	—	892	4,740	8,121	12,861
One Georgia Center - Atlanta, GA	—		9,267	27,079	—	2,596	9,267	29,675	38,942
Wildwood - 3100 Windy Hill Road - Atlanta, GA	—		—	17,005	—	—	—	17,005	17,005
Wildwood - 3301 Windy Ridge Parkway - Atlanta, GA	—		20	—	478	12,265	498	12,265	12,763

Total Office	256,342		85,326	234,223	2,692	290,804	88,018	525,027	613,045

MEDICAL OFFICE
Northside/Alpharetta I - Fulton Co., GA	$9,709		$—	$15,577	$—	409	$—	$15,986	$15,986
Northside/Alpharetta II - Atlanta, GA	—		—	—	—	18,600	—	18,600	18,600
Meridian Mark Plaza - Atlanta, GA	24,635		2,200	—	19	23,848	2,219	23,848	26,067
AtheroGenics - Atlanta, GA	—		200	—	—	7,455	200	7,455	7,655

Total Medical Office	34,344		2,400	15,577	19	50,312	2,419	65,889	68,308

Total Office	290,686		87,726	249,800	2,711	341,116	90,437	590,916	681,353

[Additional columns below]

[Continued from above table, first column(s) repeated]

				Life on
				Which De-
				preciation
	Accumu-	Date of		In 2003
	lated	Construc-		Statement
	Deprecia-	tion/	Date	of Income
Description	tion (a)	Renovation	Acquired	Is Computed
OPERATING PROPERTIES - OFFICE (Continued)
555 North Point Center East - Atlanta, GA	3,167	1998	1998	30 Years
615 Peachtree Street - Atlanta, GA	4,087	—	1996	15 Years
One Georgia Center - Atlanta, GA	4,116	—	2000	30 Years
Wildwood - 3100 Windy Hill Road - Atlanta, GA	4,761	1997	1997	25 Years
Wildwood - 3301 Windy Ridge Parkway - Atlanta, GA	6,483	1984	1984	30 Years

Total Office	116,826

MEDICAL OFFICE
Northside/Alpharetta I - Fulton Co., GA	$3,521	—	1998	25 Years
Northside/Alpharetta II - Atlanta, GA	3,401	1998	1998	30 Years
Meridian Mark Plaza - Atlanta, GA	5,290	1997	1997	30 Years
AtheroGenics - Atlanta, GA	2,498	1998	1998	30 Years

Total Medical Office	14,710

Total Office	131,536

SCHEDULE III
(Page 4 of 6)

COUSINS PROPERTIES INCORPORATED AND CONSOLIDATED ENTITIES
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2003
($ in thousands)

				Costs Capitalized		Gross Amount at Which
		Initial Cost		Subsequent		Carried at
		to Company		to Acquisition		End of Period
					Buildings		Buildings
					and		and
		Land		Land	Improvements		Improvements
		and	Buildings	and	Less Cost		Less Cost
		Improve-	and	Improve-	of Sales	Land and	of Sales	Total
Description	Encumbrances	ments	Improvements	ments	and Other	Improvements	and Other	(a)
RETAIL
The Avenue of the Peninsula - Rolling Hills Estates, CA	$—	$4,338	$17,152	$—	$71,496	$4,338	$88,648	$92,986
The Avenue East Cobb - Atlanta, GA	37,889	7,205	—	—	34,150	7,205	34,150	41,355
The Avenue Peachtree City - Atlanta, GA	—	3,510	—	133	26,564	3,643	26,564	30,207
North Point Stand Alone Retail Sites - Atlanta, GA	—	4,559	—	431	(1,293)	4,990	(1,293)	3,697
Other	—	—	145	—	—	—	145	145

Total Retail	37,889	19,612	17,297	564	130,917	20,176	148,214	168,390

Total Operating Properties	328,575	107,338	267,097	3,275	472,033	110,613	739,130	849,743

[Additional columns below]

[Continued from above table, first column(s) repeated]

				Life on
				Which De-
				preciation
	Accumu-	Date of		In 2003
	lated	Construc-		Statement
	Deprecia-	tion/	Date	of Income
Description	tion (a)	Renovation	Acquired	Is Computed
RETAIL
The Avenue of the Peninsula - Rolling Hills Estates, CA	$15,952	1998	1998	30 Years
The Avenue East Cobb - Atlanta, GA	10,650	1998	1998	30 Years
The Avenue Peachtree City - Atlanta, GA	4,442	2001	2001	30 Years
North Point Stand Alone Retail Sites - Atlanta, GA	230	—	1970-1985	Various
Other	145	—	1977-1984	Various

Total Retail	31,419

Total Operating Properties	162,955

SCHEDULE III
(Page 5 of 6)

COUSINS PROPERTIES INCORPORATED AND CONSOLIDATED ENTITIES
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2003
($ in thousands)

				Costs Capitalized		Gross Amount at Which
		Initial Cost		Subsequent		Carried at
		to Company		to Acquisition		End of Period
					Buildings		Buildings
					and		and
		Land		Land	Improvements		Improvements
		and	Buildings	and	Less Cost		Less Cost
		Improve-	and	Improve-	of Sales	Land and	of Sales	Total
Description	Encumbrances	ments	Improvements	ments	and Other	Improvements	and Other	(a)
PROJECTS UNDER CONSTRUCTION OFFICE
Frost Bank Tower - Austin, TX	$—	$12,270	$—	$894	$92,226	$13,164	$92,226	$105,390

	—	12,270	—	894	92,226	13,164	92,226	105,390

RETAIL
The Avenue Viera - Viera, FL	—	6,471	—	—	2,704	6,471	2,704	9,175
The Shops of Lake Tuscaloosa - Tuscaloosa, AL	—	1,057	—	—	6,231	1,057	6,231	7,288
The Avenue West Cobb - Atlanta, GA	—	4,945	—	—	25,492	4,945	25,492	30,437

Total Retail	—	12,473	—	—	34,427	12,473	34,427	46,900

Total Projects Under Construction	—	24,743	—	894	126,653	25,637	126,653	152,290

RESIDENTIAL LOTS UNDER DEVELOPMENT
River’s Call - Atlanta, GA	$—	$2,001	$—	$8,457	$(4,306)	$10,458	$(4,306)	$6,152
The Lakes at Cedar Grove - Atlanta, GA	900	4,720	—	17,971	(10,680)	22,691	(10,680)	12,011
Callaway Gardens - Pine Mountain, GA	1,653	2,098	—	3,194	(959)	5,292	(959)	4,333

	2,553	8,819	—	29,622	(15,945)	38,441	(15,945)	22,496

	$331,128	$166,869	$267,097	$55,834	$552,164	$222,703	$819,261	$1,041,964

[Additional columns below]

[Continued from above table, first column(s) repeated]

				Life on
				Which De-
				preciation
	Accumu-	Date of		In 2003
	lated	Construc-		Statement
	Deprecia-	tion/	Date	of Income
Description	tion (a)	Renovation	Acquired	Is Computed
PROJECTS UNDER CONSTRUCTION OFFICE
Frost Bank Tower - Austin, TX	$—	2001	2001	—

	—

RETAIL
The Avenue Viera - Viera, FL	—	2003	2003	—
The Shops of Lake Tuscaloosa - Tuscaloosa, AL	8	2002	2002	—
The Avenue West Cobb - Atlanta, GA	240	2002	2002	—

Total Retail	248

Total Projects Under Construction	248

RESIDENTIAL LOTS UNDER DEVELOPMENT
River’s Call - Atlanta, GA	$—	2000	1971-1989	—
The Lakes at Cedar Grove - Atlanta, GA	—	2001	2001	—
Callaway Gardens - Pine Mountain, GA	—	2002	2002	—

	—

	$163,203

SCHEDULE III
(Page 6 of 6)

COUSINS PROPERTIES INCORPORATED AND CONSOLIDATED ENTITIES
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2003
($ in thousands)

NOTES:

(a)	Reconciliations of total real estate carrying value and accumulated depreciation for the three years ended December 31, 2003 are as follows:

	Real Estate			Accumulated Depreciation
	2003	2002	2001	2003	2002	2001
Balance at beginning of period	$1,123,242	$1,045,805	$954,480	$158,046	$106,039	$70,032

Additions during the period:
Improvements and other capitalized costs	133,483	89,650	132,023	—	—	—
Provision for depreciation	—	—	—	51,711	52,387	36,007

	133,483	89,650	132,023	51,711	52,387	36,007

Deductions during the period:
Cost of real estate sold	(189,003)	(12,213)	(40,698)	(24,275)	(380)	—
Write-off of fully depreciated assets	(20,577)	—	—	(20,577)	—	—
Transfer to other assets	(5,181)	—	—	(1,702)	—	—

	(214,761)	(12,213)	(40,698)	(46,554)	(380)	—

Balance at end of period	$1,041,964	$1,123,242	$1,045,805	$163,203	$158,046	$106,039

(b)	333 John Carlyle and 1900 Duke Street were financed together with such properties being collateral for one non-recourse mortgage note payable.

(c)	100 North Point Center East and 200 North Point Center East were financed together with such properties being collateral for one non-recourse mortgage note payable.

(d)	333 North Point Center East and 555 North Point Center East were financed together with such properties being collateral for one non-recourse mortgage note payable.

INDEPENDENT AUDITORS’ REPORT

CSC Associates, L.P. (A Limited Partnership)

We have audited the accompanying balance sheets of CSC Associates, L.P. (the “Partnership”) as of December 31, 2003 and 2002, and the related statements of income, partners’ capital and cash flows for each of the three years in the period ended December 31, 2003. Our audits also include the financial statement schedule of CSC Associates, L.P. listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of CSC Associates, L.P. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Atlanta, Georgia
February 25, 2004

CSC ASSOCIATES, L.P.
BALANCE SHEETS
DECEMBER 31, 2003 AND 2002
($ in thousands)

	2003	2002
ASSETS
REAL ESTATE ASSETS:
Operating properties, including land of $22,818	$224,557	$224,445
Accumulated depreciation and amortization	(80,741)	(73,289)

	143,816	151,156

CASH AND CASH EQUIVALENTS	4,497	5,323

RESTRICTED CASH (Note 2)	1,611	690

NOTE RECEIVABLE FROM PARTNER (Note 4)	146,155	148,283

OTHER ASSETS:
Deferred expenses, net of accumulated amortization of $27 and $1,063 in 2003 and 2002, respectively	554	412
Receivables, net of allowance for doubtful accounts of $1 and $0 in 2003 and 2002, respectively	9,205	10,941
Furniture, fixtures and equipment, net of accumulated depreciation of $28 and $134 in 2003 and 2002, respectively	66	70
Other, net of accumulated amortization of $304 and $263 in 2003 and 2002, respectively (Note 6)	719	760

Total other assets	10,544	12,183

	$306,623	$317,635

LIABILITIES AND PARTNERS’ CAPITAL
NOTE PAYABLE (Note 4)	$146,155	$148,283
ACCOUNTS PAYABLE AND ACCRUED LIABILITIES	4,178	5,482

Total liabilities	150,333	153,765

PARTNERS’ CAPITAL (Note 1):
Bank of America Corporation	79,505	83,295
Cousins Properties Incorporated	76,785	80,575

	156,290	163,870

	$306,623	$317,635

See notes to financial statements

CSC ASSOCIATES, L.P.
STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
($ in thousands)

	2003	2002	2001
REVENUES:
Rental	$31,886	$31,168	$29,734
Reimbursements of operating expenses	11,794	11,298	10,175
Other income	17	23	39

Total revenues	43,697	42,489	39,948

EXPENSES:
Cleaning, maintenance and repairs	2,069	1,903	1,959
Real estate taxes	4,384	4,471	4,222
Management and personnel costs	2,192	2,064	1,958
Utilities	824	825	826
Contract security	802	813	627
Elevator	359	363	355
Parking	350	296	279
General and administrative expenses	100	169	173
Grounds maintenance	152	133	135
Insurance	834	653	115
Depreciation and amortization	7,617	7,656	7,662
Other	54	60	63

Total expenses	19,737	19,406	18,374

NET INCOME	$23,960	$23,083	$21,574

See notes to financial statements.

CSC ASSOCIATES, L.P.
STATEMENTS OF PARTNERS’ CAPITAL (NOTE 1)
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
($ in thousands)

	Bank of	Cousins
	America	Properties
	Corporation	Incorporated	Total
BALANCE, December 31, 2000	$89,901	$87,182	$177,083
Distributions	(14,860)	(14,860)	(29,720)
Net income	10,787	10,787	21,574

BALANCE, December 31, 2001	85,828	83,109	168,937
Distributions	(14,075)	(14,075)	(28,150)
Net income	11,542	11,541	23,083

BALANCE, December 31, 2002	83,295	80,575	163,870
Distributions	(15,770)	(15,770)	(31,540)
Net income	11,980	11,980	23,960

BALANCE, December 31, 2003	$79,505	$76,785	$156,290

See notes to financial statements.

CSC ASSOCIATES, L.P.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
($ in thousands)

	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$23,960	$23,083	$21,574
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,617	7,656	7,662
Effect of recognizing rental revenues on a straight-line basis	1,240	1,261	362
Change in other receivables and other assets	503	(747)	109
Change in accounts payable and accrued liabilities	(1,304)	2,506	775

Net cash provided by operating activities	32,016	33,759	30,482

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate expenditures	(357)	(1,258)	(54)
Issuance of note receivable (Note 4)	—	(150,000)	—
Payoff of note receivable (Note 4)	—	65,526	—
Collection of note receivable (Note 4)	2,128	2,198	2,782
Reserve Funds deposits (Note 4)	(921)	(690)	—
Payments for furniture, fixtures and equipment	(24)	—	(28)

Net cash provided by (used in) investing activities	826	(84,224)	2,700

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds of note payable (Note 4)	—	150,000	—
Payoff of note payable (Note 4)	—	(65,526)	—
Repayments of note payable (Note 4)	(2,128)	(2,198)	(2,782)
Partnership distributions	(31,540)	(28,150)	(29,720)

Net cash provided by (used in) financing activities	(33,668)	54,126	(32,502)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(826)	3,661	680
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	5,323	1,662	982

CASH AND CASH EQUIVALENTS AT END OF YEAR	$4,497	$5,323	$1,662

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$10,545	$10,181	$4,314

See notes to financial statements.

CSC ASSOCIATES, L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2003, 2002 AND 2001

1. ORGANIZATION

CSC Associates, L.P. (“CSC” or the “Partnership”) was formed under the terms of a Limited Partnership Agreement dated September 29, 1989 and by the filing of its Certificate of Limited Partnership on October 27, 1989. C&S Premises, Inc. (“Premises”) and Cousins Properties Incorporated (“CPI”) each own a 1% general partnership and a 49% limited partnership interest in the Partnership. Premises is a wholly-owned subsidiary of NB Holdings Corporation, which is a wholly-owned subsidiary of Bank of America Corporation. In 1996 Premises transferred its 1% general partnership interest in the partnership to C&S Premises-SPE, Inc., a wholly-owned subsidiary of Premises. The Partnership was formed for the purpose of developing and owning a 1.3 million gross square foot office tower in midtown Atlanta, Georgia (the “Building”), which is the Atlanta headquarters of Bank of America Corporation.

The Partnership Agreement and related documents (the “Agreements”) contain, among other provisions, the following:

a.	CPI is the Managing Partner.

b.	CPI contributed $18.2 million cash to the Partnership and Premises contributed land parcels to the Partnership having an aggregate agreed upon value of $18.2 million. The property value, in the opinion of the partners, was equal to the estimated fair market value of the land at the time of formation of the Partnership. The value of the property contributed by Premises was recorded on the Partnership’s books at an amount equal to the cash contributed by CPI for an equal (50%) partnership interest. In October 1993, the partners each contributed an additional $86.7 million.

c.	No interest is earned on partnership capital.

d.	Net income or loss and net cash flow, as defined, shall be allocated to the partners based on their percentage interests (50% each, subject to adjustment as provided in the partnership agreement).

In the event of dissolution of the Partnership, the assets will be distributed as follows:

a.	First, to repay all debts to third parties, including any secured loans with the partners.

b.	Second, to each partner until each capital account is reduced to zero.

c.	The balance to each partner in accordance with its percentage interest.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cost Capitalization—All costs related to planning, developing and constructing the Building, and expenses of the Building prior to the date it become operational for financial reporting purposes were capitalized. Interest and real estate taxes were also capitalized to the Building when it was under development. Costs related to improvements and additions made to the Building which add to the future benefits of the Building or prolong the useful life of the Building, are capitalized upon completion of the improvement or addition.

Depreciation and Amortization - Real estate assets are stated at depreciated cost, and the Building is being depreciated over 40 years. Furniture, fixtures, and equipment are depreciated over three to five years. Leasehold improvements and tenant improvements are amortized over the life of the related leases or the useful life of the assets, whichever is shorter. Deferred expenses, which benefit the tenants for more than one year and are specified as amortizable in the tenants’ leases, are amortized over the period of estimated benefit. The straight-line method is used for all depreciation and amortization.

Long-Lived Assets - Long-lived assets include property, equipment and other assets which are held and used by the Partnership. These assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment losses, if any, are recognized when the expected undiscounted future operating cash flows derived from such assets are less than their carrying value. Management believes no such impairments have occurred during the periods presented.

Cash and Cash Equivalents - Cash and cash equivalents include all cash and highly liquid money market instruments. Highly liquid money market instruments include securities and repurchase agreements with original maturities of three months or less or money market mutual funds.

Restricted Cash - Restricted cash includes reserve funds established under the debt agreement, as described in Note 4.

Rental Revenues - In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 13, Accounting for Leases, income on leases which include scheduled increases in rental rates over the lease term (other than scheduled increases based on the Consumer Price Index) and/or periods of free rent are recognized on a straight-line basis.

The Partnership also recognizes revenues for recoveries from tenants of operating expenses the Partnership paid on the tenants’ behalf. These operating expenses include items such as real estate taxes, insurance and other property operating costs.

Allowance for Doubtful Accounts - The Partnership makes valuation adjustments to all tenant-related revenue based upon the tenant’s credit and business risk. The Partnership generally suspends the accrual of income on specific tenants where rental payments or reimbursements are delinquent 90 days or more. As of December 31, 2003 and 2002, the allowance for doubtful accounts was $1,000 and $0, respectively.

Income Taxes - The Partnership has elected to be treated as a partnership for income tax purposes. Taxable income or loss of the Partnership is reported in the income tax returns of the Partners. Accordingly, these financial statements do not reflect a provision for income taxes.

Fair Value of Financial Instruments - The estimated fair value of financial instruments is determined by the Partnership using available market information and appropriate valuation methods. The carrying amounts of cash and cash equivalents and other current assets and liabilities are reasonable estimates of fair value. The fair value of the note payable and related note receivable was estimated using borrowing rates currently available to the Partnership for similar terms and was approximately $162 million and $148 million at December 31, 2003 and 2002, respectively.

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Recent Accounting Pronouncements—In April 2002, SFAS No. 145, “Rescission of SFAS Nos. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections,” was issued. SFAS No. 145, among other things, eliminated the requirement that all gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item. However, a gain or loss arising from such an event or transaction would continue to be classified as an extraordinary item if the event or transaction is both unusual in nature and infrequent in occurrence per the criteria in APB No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” Adoption of SFAS No. 145, by the Partnership on January 1, 2003 did not have an effect on the operations or financial condition of the Partnership.

3. RENTAL REVENUES

The Partnership leases property to Bank of America, N.A., as well as to unrelated third parties. The lease with Bank of America, N.A. is at a rate comparable to those quoted to third parties. The leases typically contain escalation provisions and provisions requiring tenants to pay a pro rata share of operating expenses. The leases typically include renewal options and all are classified and accounted for as operating leases.

At December 31, 2003, future minimum rentals to be received under existing non-cancelable leases, excluding tenants’ current pro rata share of operating expenses, are as follows (dollars in thousands):

	Lease	Leases
	With	With
	Bank of	Third
	America, N.A.	Parties	Total
2004	$14,166	$16,700	$30,866
2005	14,166	16,604	30,770
2006	14,166	15,539	29,705
2007	16,139	9,277	25,416
2008	16,405	4,146	20,551
Thereafter	56,049	8,624	64,673

	$131,091	$70,890	$201,981

At December 31, 2003, Bank of America, N.A. leased approximately 46% and two professional services firms leased approximately 18% and 17% of the net rental space of the Building. At December 31, 2003 and 2002, receivables which related to the cumulative excess of revenues recognized in accordance with SFAS No. 13 over revenues which accrued in accordance with the actual lease agreements totaled approximately $7,749,000 and $8,989,000, respectively. Of that amount, 15% was related to leases with Bank of America, N.A. and approximately 39% and 30% was related to each of two professional service firms.

4. NOTE PAYABLE AND NOTE RECEIVABLE

On February 6, 1996, the Partnership issued $80 million of 6.377% collateralized notes (the “Prior Notes”). The Prior Notes amortized in equal monthly installments of $590,680 based on a 20-year amortization schedule and were to mature February 15, 2011. The Prior Notes were non-recourse obligations of the Partnership and were secured by a Deed to Secure Debt, Assignment of Rents and Security Agreement covering the Partnership’s interest in the Building.

The Partnership then loaned the $80 million proceeds of the Prior Notes to CPI under a non-recourse loan (the “Prior CPI Loan”) secured by CPI’s interest in CSC under the same payment terms as those of the Prior Notes. CPI paid all costs of issuing the Prior Notes and the Prior CPI Loan, including a $400,000 fee to an affiliate of Bank of America Corporation. In addition, CPI paid a monthly fee to an affiliate of Bank of America Corporation of .025% of the outstanding principal balance of the Prior Notes. These fees totaled approximately $203,000 in 2001.

On February 22, 2002, CSC refinanced the Prior Notes, completing a $150 million non-recourse mortgage note payable (the “New Loan”) with an interest rate of 6.958% and a maturity of March 1, 2012. The New Loan is secured by CSC’s interest in the Building and related leases and agreements. CSC loaned the $150 million proceeds of the New Loan to CPI under a non-recourse loan (the “New CPI Loan”) secured by CPI’s interest in CSC under the same payment terms as those of the New Loan. CPI paid all costs of issuing the New Loan and the New CPI Loan, including a $750,000 fee to an affiliate of Bank of America Corporation.

The New Loan requires establishment of Reserve Funds for capital replacements and repairs for the Building and costs and expenses incurred with respect to leases. These funds are increased by $76,677 per month throughout the life of the loan. At December 31, 2003 and 2002, these Reserve Funds totaled approximately $1,611,000 and $690,000, respectively.

On March 15, 2002, $65,873,925 of the proceeds from the New Loan was used to pay off in full the Prior Notes. The $65,873,925 included $65,525,710 for the payoff of the principal balance as of February 15, 2002 (the last payment date of the Prior Notes) and $348,215 for accrued interest from February 15, 2002 through March 14, 2002. The Prior CPI Loan to CSC was also repaid in full.

The aggregate maturities of the New Loan and amounts to be received under the New CPI Loan at December 31, 2003 are as follows (dollars in thousands):

2004	$2,412
2005	2,618
2006	2,808
2007	3,013
2008	3,205
Thereafter	132,099

$146,155

Interest income and interest expense related to the note payable and note receivable net to zero and therefore are not shown on the accompanying Statements of Income.

5. RELATED PARTIES

The Partnership engaged CPI to manage, develop and lease the Building. Fees to CPI incurred by the Partnership during 2003 and 2002 were as follows (dollars in thousands):

	2003	2002
Management fees	$1,143	$1,085
Leasing and procurement fees	58	131
Development and tenant construction fees	17	—

	$1,218	$1,216

6. PARKING AGREEMENT

On February 7, 1996, CSC entered into a 25-year Cross Parking License Agreement (“Parking Agreement”) with the North Avenue Presbyterian Church (“NAPC”) which allows CSC the use of 200 parking spaces in NAPC’s parking deck which is located adjacent to NAPC. The agreement commenced on October 1, 1996. CSC paid a $1,000,000 contribution toward the construction cost of the parking deck as consideration for the Parking Agreement. The $1,000,000 contribution plus additional costs of approximately $23,000 are included in Other Assets and are being amortized over the 25-year life of the Parking Agreement. NAPC may reduce the number of parking spaces available to the Partnership or may terminate the Parking Agreement under certain conditions after the sixth year, at which time a partial refund of the $1,000,000 would be due to CSC. In addition, CSC is responsible for the maintenance of the parking deck and the payment of the related operating expenses.

SCHEDULE III

CSC ASSOCIATES, L.P.
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2003
($ in thousands)

				Costs Capitalized		Gross Amount at Which
		Initial Cost		Subsequent		Carried at
		to Company		to Acquisition		December 31, 2003
					Buildings		Buildings
					and		and
				Land	Improvements		Improvements
			Buildings	and	Less Cost	Land	Less Cost
	Encumbrances		and	Improve-	of Sales	and	of Sales	Total
Description	(b)	Land	Improvements	ments	and Other	Improvements	and Other	(a)
Bank of America Plaza Atlanta, Georgia	$146,155	$18,200	$—	$4,618	$201,739	$22,818	$201,739	$224,557

[Additional columns below]

[Continued from above table, first column(s) repeated]

Life on
Which De-
preciation
	Accumu-			In 2003
	lated	Date of		Income
	Deprecia-	Construc-	Date	Statement
Description	tion (a)	tion	Acquired	Is Computed
Bank of America Plaza Atlanta, Georgia	$80,741	1990-1992	1990	5-40 Years

NOTE:	(a) Reconciliations of total real estate carrying value and accumulated depreciation for the three years ended December 31, 2003 are as follows:

	Real Estate			Accumulated Depreciation
	2003	2002	2001	2003	2002	2001
Balance at beginning of period	$224,445	$223,187	$223,687	$73,289	$65,710	$58,678
Improvements and other capitalized costs	357	1,258	54	—	—	—
Write-offs of improvements and other capitalized costs	(96)	—	(554)	(96)	—	(554)
Transfer to deferred expenses	(149)	—	—	—	—	—
Provision for depreciation	—	—	—	7,548	7,579	7,586

Balance at end of period	$224,557	$224,445	$223,187	$80,741	$73,289	$65,710

(b)	CSC’s interest in Bank of America Plaza and related leases and agreements secure a note.