Form 10-Q
period 2004-03-31
COUSINS PROPERTIES INC
filed 2004-05-07
CIK 25232

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2004

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number 0-3576

COUSINS PROPERTIES INCORPORATED

(Exact name of registrant as specified in its charter)

Georgia	58-0869052
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2500 Windy Ridge Parkway, Suite 1600, Atlanta, Georgia	30339-5683
(Address of principal executive offices)	(Zip Code)

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

     As of April 30, 2004, there were 48,999,500 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

COUSINS PROPERTIES INCORPORATED AND CONSOLIDATED ENTITIES
CONSOLIDATED BALANCE SHEETS
($ in thousands, except share and per share amounts)

	March 31,	December 31,
	2004	2003
	(Unaudited)
ASSETS
PROPERTIES:
Operating properties, net of accumulated depreciation of $158,693 as of March 31, 2004 and $162,955 as of December 31, 2003	$616,897	$686,788
Operating properties held for sale, net of accumulated depreciation of $15,498 as of March 31, 2004	71,611	—
Land held for investment or future development	18,690	17,435
Projects under construction	171,398	152,042
Residential lots under development	21,038	22,496

Total properties	899,634	878,761
CASH AND CASH EQUIVALENTS, at cost which approximates market	17,529	13,061
RESTRICTED CASH	3,755	3,661
NOTES AND OTHER RECEIVABLES	30,168	19,847
INVESTMENT IN UNCONSOLIDATED JOINT VENTURES	176,482	184,221
OTHER ASSETS, including goodwill of $15,696 in 2004 and 2003	43,958	40,863

TOTAL ASSETS	$1,171,526	$1,140,414

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
NOTES PAYABLE	$475,642	$497,981
NOTES PAYABLE – HELD FOR SALE PROPERTIES	57,440	—
ACCOUNTS PAYABLE AND ACCRUED LIABILITIES	29,674	29,909
DEPOSITS AND DEFERRED INCOME	5,113	5,341

TOTAL LIABILITIES	567,869	533,231

MINORITY INTERESTS	19,339	19,346

DEFERRED GAIN	8,962	9,060

COMMITMENTS AND CONTINGENT LIABILITIES
STOCKHOLDERS’ INVESTMENT:
7.75% series A cumulative redeemable preferred stock, $1 par value, $25 liquidation value; authorized 20,000,000 shares; issued 4,000,000 shares	100,000	100,000
Common stock, $1 par value, authorized 150,000,000 shares; issued 51,687,815 shares at March 31, 2004 and 51,526,647 shares at December 31, 2003	51,688	51,527
Additional paid-in capital	301,787	298,542
Treasury stock at cost, 2,691,582 shares	(64,894)	(64,894)
Unearned compensation	(5,376)	(5,803)
Cumulative undistributed net income	192,151	199,405

TOTAL STOCKHOLDERS’ INVESTMENT	575,356	578,777

TOTAL LIABILITIES AND STOCKHOLDERS’ INVESTMENT	$1,171,526	$1,140,414

See notes to consolidated financial statements.

COUSINS PROPERTIES INCORPORATED AND CONSOLIDATED ENTITIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
(UNAUDITED)
($ in thousands, except per share amounts)

	Three Months
	Ended March 31,
	2004	2003
REVENUES:
Rental property revenues	$35,105	$52,337
Development income	512	764
Management fees	2,074	2,105
Leasing and other fees	643	1,111
Residential lot and outparcel sales	3,888	3,928
Interest and other	448	1,055

	42,670	61,300

INCOME FROM UNCONSOLIDATED JOINT VENTURES	9,056	6,497

COSTS AND EXPENSES:
Rental property operating expenses	11,003	9,690
General and administrative expenses	7,983	7,214
Depreciation and amortization	12,378	14,186
Residential lot and outparcel cost of sales	2,490	3,231
Interest expense	6,547	9,064
Property taxes on undeveloped land	154	185
Other	636	905

	41,191	44,475

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	10,535	23,322
PROVISION FOR INCOME TAXES FROM OPERATIONS	836	249

INCOME FROM CONTINUING OPERATIONS BEFORE GAIN ON SALE OF INVESTMENT PROPERTIES	9,699	23,073
GAIN ON SALE OF INVESTMENT PROPERTIES, NET OF APPLICABLE INCOME TAX PROVISION	2,066	1,003

INCOME FROM CONTINUING OPERATIONS	11,765	24,076
DISCONTINUED OPERATIONS, NET OF APPLICABLE INCOME TAX PROVISION:
Income from discontinued operations	367	3,518
Gain on sale of investment properties	648	—

	1,015	3,518

NET INCOME	12,780	27,594
PREFERRED DIVIDENDS	1,938	—

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$10,842	$27,594

BASIC NET INCOME PER COMMON SHARE:
Income from continuing operations	$.20	$.50
Income from discontinued operations	.02	.07

Basic net income available to common stockholders	$.22	$.57

DILUTED NET INCOME PER COMMON SHARE:
Income from continuing operations	$.20	$.50
Income from discontinued operations	.02	.07

Diluted net income available to common stockholders	$.22	$.57

CASH DIVIDENDS DECLARED PER COMMON SHARE	$.37	$.37

WEIGHTED AVERAGE SHARES	48,637	48,135

DILUTED WEIGHTED AVERAGE SHARES	50,421	48,780

See notes to consolidated financial statements.

COUSINS PROPERTIES INCORPORATED AND CONSOLIDATED ENTITIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
(UNAUDITED)
($ in thousands)

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations before gain on sale of investment properties	$9,699	$23,073
Adjustments to reconcile income from continuing operations before gain on sale of investment properties to net cash provided by operating activities:
Depreciation and amortization	12,378	14,186
Amortization of unearned compensation	410	81
Effect of recognizing rental revenues on a straight-line basis	(473)	(189)
Residential lot and outparcel cost of sales	2,336	2,929
Income tax benefit from stock options	206	—
Changes in other operating assets and liabilities:
Change in other receivables	(1,831)	(8,936)
Change in accounts payable and accrued liabilities	2,724	(4,287)

Net cash provided by operating activities of continuing operations	25,449	26,857

Net cash provided by operating activities of discontinued operations	781	5,131

CASH FLOWS FROM INVESTING ACTIVITIES:
Gain on sale of investment properties, net of applicable income tax provision	2,066	1,003
Gain on sale of investment properties included in discontinued operations	648	—
Adjustments to reconcile gains on sale of investment properties to net cash provided by sales activities:
Cost of sales	926	—
Deferred income recognized	(99)	(1,002)
Property acquisition and development expenditures	(39,518)	(22,498)
Distributions in excess of income from unconsolidated joint ventures	8,723	3,690
Investment in unconsolidated joint ventures, including interest capitalized to equity investments	(984)	(4,982)
Investment in notes receivable, net	(7,999)	(325)
Change in other assets, net	(3,715)	(2,512)
Change in restricted cash	(94)	(199)

Net cash used in investing activities	(40,046)	(26,825)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facility	59,401	64,299
Repayment of credit facility	(21,401)	(46,685)
Common stock sold, net of expenses	3,217	3,776
Common stock repurchases	—	(5,538)
Preferred dividends	(1,938)	—
Common dividends	(18,096)	(17,834)
Proceeds from other notes payable	—	211
Repayment of other notes payable	(2,899)	(1,606)

Net cash provided by (used in) financing activities	18,284	(3,377)

NET INCREASE IN CASH AND CASH EQUIVALENTS	4,468	1,786
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	13,061	6,655

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$17,529	$8,441

See notes to consolidated financial statements.

COUSINS PROPERTIES INCORPORATED AND CONSOLIDATED ENTITIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004
(UNAUDITED)

1.	BASIS OF PRESENTATION

     The Consolidated Financial Statements include the accounts of Cousins Properties Incorporated (“Cousins”), its majority owned partnerships and wholly owned subsidiary, Cousins Real Estate Corporation and its subsidiaries (“CREC”). All of the entities included in the Consolidated Financial Statements are hereinafter referred to collectively as the “Company.”

     Cousins has elected to be taxed as a real estate investment trust (“REIT”), and intends to distribute 100% of its federal taxable income to stockholders, thereby eliminating any liability for future corporate federal income taxes. Therefore, the results included herein do not include a federal income tax provision for Cousins. However, CREC is taxed separately from Cousins as a regular corporation. Accordingly, the Consolidated Statements of Income include a provision for CREC’s income taxes.

     The Consolidated Financial Statements were prepared by the Company without audit, but in the opinion of management reflect all adjustments necessary (which adjustments are of a normal and recurring nature) for the fair presentation of the Company’s financial position as of March 31, 2004 and results of operations for the three month periods ended March 31, 2004 and 2003. Results of operations for the interim 2004 period are not necessarily indicative of results expected for the full year. While certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, the Company believes that the disclosures herein are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. The accounting policies employed are the same as those shown in Note 1 to the Consolidated Financial Statements included in such Form 10-K. Certain 2003 amounts have been reclassified to conform with the 2004 presentation.

2.	SUPPLEMENTAL INFORMATION CONCERNING CASH FLOWS

     Interest paid (net of $3,340,000 and $1,567,000 capitalized in 2004 and 2003, respectively) and income taxes paid, net of refunds were as follows for the three months ended March 31, 2004 and 2003 ($ in thousands):

	2004	2003
Interest paid	$6,678	$9,753
Income taxes paid, net of refunds	$7	$—

     In the first quarter of 2004, approximately $334,000 was transferred from Land Held for Investment or Future Development to Projects Under Construction for development of the 51,000 square foot Inhibitex building at the Company’s North Point/West Side mixed use project. Additionally, approximately $1,000 of Common Stock and $16,000 of Additional Paid-in Capital was offset against Unearned Compensation due to the forfeiture in 2004 of Restricted Stock, which was issued in December 2003.

3.	NOTES PAYABLE AND INTEREST EXPENSE

     The following table summarizes the terms of the notes payable outstanding at March 31, 2004 ($ in thousands):

		Term/
		Amortization		Balance at
		Period	Final	March 31,
Description	Rate	(Years)	Maturity	2004
Credit facility (a maximum of $275,000), unsecured	Floating based on LIBOR	3/N/A	8/31/04	$38,000
Note secured by Company’s interest in CSC Associates, L.P.	6.958%	10/20	3/01/12	145,554
101 Second Street mortgage note	8.33%	10/30	4/19/10	86,953
101 Independence Center mortgage note	8.22%	11/25	12/01/07	43,644
The Avenue East Cobb mortgage note	8.39%	10/30	8/01/10	37,793
Meridian Mark Plaza mortgage note	8.27%	10/28	10/01/10	24,558
333/555 North Point Center East mortgage note	7.00%	10/30	11/01/11	31,284
100/200 North Point Center East mortgage note	7.86%	10/25	8/01/07	22,365
Note payable, unsecured (formerly Perimeter Expo mortgage note)	8.04%	10/30	8/15/05	19,388
600 University Park Place mortgage note	7.38%	10/30	8/10/11	13,638
Lakeshore Park Plaza mortgage note	6.78%	10/30	11/01/08	9,802
Other miscellaneous notes	Various	Various	Various	2,663

Notes payable				$475,642

333 John Carlyle/1900 Duke Street mortgage note	7.00%	10/25	11/01/11	$47,782
Northside/Alpharetta I mortgage note	7.70%	8/28	1/01/06	9,658

Notes payable – held for sale properties				$57,440

     For the three months ended March 31, 2004, interest expense was recorded as follows ($ in thousands):

	Expensed	Capitalized	Total
Continuing operations	$9,887	$3,340	$6,547
Discontinued operations	189	—	189

	$10,076	$3,340	$6,736

     During the first quarter 2004, interest was capitalized related to the Company’s projects under construction and predevelopment projects, which had an average outstanding balance of approximately $172 million.

4.	EARNINGS PER SHARE (“EPS”)

     Basic EPS is calculated as net income available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted EPS is calculated as net income available to common stockholders divided by the diluted weighted average number of common shares outstanding during the period. Diluted weighted average number of common shares is calculated to reflect the potential dilution that would occur if stock options or other contracts to issue common stock were exercised and resulted in additional common shares outstanding. The income amounts used in the Company’s EPS calculations is the same for both basic and diluted EPS.

     Weighted average shares and diluted weighted average shares were as follows (in thousands):

	Three Months Ended
	March 31,
	2004	2003
Weighted average shares	48,637	48,135
Dilutive potential common shares	1,784	645

Diluted weighted average shares	50,421	48,780

Anti-dilutive options not included	36	990

5.	STOCK-BASED EMPLOYEE COMPENSATION

     The Company has several stock-based employee compensation plans which are described fully in Note 6 of “Notes to Consolidated Financial Statements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. The Company has elected to account for its plans under Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees,” which requires the recording of compensation expense for some, but not all, stock-based compensation, rather than the alternative accounting permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” No stock-based employee compensation cost was reflected in net income for options granted under the plans, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Stock-based employee compensation cost was reflected in net income for stock-based compensation of the Company other than stock options.

     For purposes of the pro forma disclosures required by SFAS No. 123 and SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure,” the Company has computed the value of all stock grants and stock options granted during the three months ended March 31, 2004 and 2003 using the Black-Scholes option pricing model with the following weighted average assumptions and results:

	2004	2003
Assumptions
Risk-free interest rate	3.82%	3.95%
Assumed dividend yield	4.50%	6.16%
Assumed lives of option awards	8 years	8 years
Assumed volatility	0.183	0.190
Results
Weighted average fair value of options granted	$4.03	$2.02

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions. In the Company’s opinion, because the Company’s stock-based compensation awards have characteristics significantly different from traded options and because changes in the subjective assumptions can materially affect the fair value estimate, the results obtained from the valuation model do not necessarily provide a reliable single measure of the value of its stock-based compensation awards.

     If the Company had accounted for its stock-based compensation awards in 2004 and 2003 in accordance with SFAS No. 123, pro forma results would have been as follows ($ in thousands, except per share amounts):

	2004	2003
Net income available to common stockholders, as reported	$10,842	$27,594
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	384	70
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	(956)	(466)

Pro forma net income available to common stockholders	$10,270	$27,198

Net income per common share:
Basic – as reported	$.22	$.57

Basic – pro forma	$.21	$.57

Diluted – as reported	$.22	$.57

Diluted – pro forma	$.20	$.56

6.	NEW ACCOUNTING PRONOUNCEMENTS

     In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” which was revised in December 2003. The Company adopted FIN 46 for entities which were formed after January 31, 2003 on December 31, 2003. Three variable interest entities (“VIEs”) were formed during that period; New Georgian, LLC, which is 75% owned by Temco Associates, a joint venture that is 50% owned by the Company; Gipson/Cousins Holdings, LLC; and Deerfield Towne Center, LLC. Temco Associates previously consolidated New Georgian, LLC. The Company consolidates Gipson/Cousins Holdings, LLC as it has concluded that it is the primary beneficiary, and does not consolidate the third, as the Company is not the primary beneficiary. See Note 1 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, for more details related to these three entities.

     The Company adopted FIN 46, as revised, for all entities formed prior to January 31, 2003 on March 31, 2004. The Company analyzed all consolidated entities, entities in which it had an equity investment, and certain of the Company’s notes receivable. The Company concluded that four entities which were in existence prior to January 31, 2003 qualify as VIEs under FIN 46. The Company is the primary beneficiary in three of these entities, all of which were previously consolidated by the Company. These entities are Cousins/Daniel, LLC, Cousins/Myers Second Street Partners, L.L.C. and Cousins/Myers II, LLC, all of which own operating office buildings. The Company is not the primary beneficiary in the fourth VIE, Charlotte Gateway Village, LLC (“Gateway”), and does not consolidate this entity. Gateway owns a 1.1 million square foot office complex in Charlotte, North Carolina, which is 100% leased to Bank of America Corporation. The Company’s investment in Gateway is $10.6 million at March 31, 2004, which is its maximum exposure. See Note 5 of “Notes to Consolidated Financial Statements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 for details of Gateway.

7.	DISCONTINUED OPERATIONS

     SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” requires that the gains and losses from the disposition of certain real estate assets and the related historical operating results be included in a separate line item, Discontinued Operations, in the Consolidated Statements of Income for all periods presented. SFAS No. 144 also requires that assets and liabilities of held for sale properties be separately categorized on the Consolidated Balance Sheet in the period that they are deemed to be held for sale. In the normal course of business, the Company recycles invested capital by disposing of existing assets and redeploying the proceeds in order to enhance total returns to stockholders.

     In the second quarter of 2003, the Company sold AT&T Wireless Services Headquarters, Cerritos Corporate Center – Phase II and Mira Mesa MarketCenter. In the third quarter of 2003, the Company sold Presidential MarketCenter and Perimeter Expo. The results of operations for these properties are included in Income from Discontinued Operations in the accompanying 2003 Consolidated Statement of Income.

     In the first quarter of 2004, the Company determined that Northside/Alpharetta I and II, two 103,000 square foot and 198,000 square foot, respectively, medical office buildings in suburban Atlanta, Georgia, met the qualifications of discontinued operations in accordance with SFAS No. 144. The results of operations for these properties were reclassified to Income from Discontinued Operations for all periods presented in the accompanying Consolidated Statements of Income. The corresponding real estate assets of both properties and the note payable related to Northside/Alpharetta I were categorized as held for sale in the accompanying 2004 Consolidated Balance Sheet. Also in the first quarter of 2004, the Company disposed of its 75% investment in Rocky Creek Properties, which was previously consolidated with the Company’s operations. The results of operations for this entity were reclassified as Income from Discontinued Operations for all periods presented, and the gain on sale reflected in Discontinued Operations.

     Also in the first quarter of 2004, the Company determined that 333 John Carlyle and 1900 Duke Street, two 153,000 square foot and 97,000 square foot, respectively, office buildings in Alexandria, Virginia, met the qualifications of held for sale properties. The corresponding real estate assets and note payable were categorized as held for sale on the 2004 Consolidated Balance Sheet. The results of operations for these properties were not included in Discontinued Operations, as the Company expects to retain management of these properties. SFAS No. 144 dictates that the operations not be reclassified to Discontinued Operations if the seller has continuing involvement in the entity.

     The following table details the adjustments made to the Consolidated Statements of Income ($ in thousands):

	Three Months Ended March 31,
	2004	2003
Rental property revenues	$1,594	$8,676
Rental property operating expenses	606	2,317
Depreciation and amortization	432	1,890
Interest expense	189	725
Minority interest	—	226

Income from discontinued operations	$367	$3,518

REPORTABLE SEGMENTS

     The Company has three reportable segments: Office Division, Retail Division and Land Division. The Company is initiating a fourth line of business, the Industrial Division, which had no operations at March 31, 2004. When it meets the criteria of a reportable segment according to SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information,” it will be separately disclosed. The Office Division and Retail Division develop, lease and manage office buildings and retail centers, respectively. The Land Division owns various tracts of strategically located land which is being held for investment or future development. The Land Division also develops single-family residential communities which are parceled into lots and sold to various home builders. The Company’s reportable segments are broken down based on the type of product the division provides. The divisions are managed separately because each product they provide has separate and distinct development issues, leasing and/or sales strategies and management issues. Unallocated and other consists of general corporate overhead costs not specific to any segment and is mainly comprised of interest expense, as financing decisions are not generally made at the reportable segment level.

     The management of the Company evaluates the performance of its reportable segments based on funds from operations available to common stockholders (“FFO”). The Company calculates its FFO using the National Association of Real Estate Investment Trusts (“NAREIT”) definition of FFO, which is net income available to common stockholders (computed in accordance with GAAP), excluding extraordinary items, cumulative effect of change in accounting principle and gains or losses from sales of depreciable property, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures to reflect FFO on the same basis. In October 2003, NAREIT revised its prior FFO implementation guidance to indicate that impairment losses are not an adjustment when calculating FFO. The Company had an impairment loss in the first quarter of 2003 which is not treated as a reconciling item between net income available to common stockholders and FFO in the segment schedule below.

     FFO is used by industry analysts, investors and the Company as a supplemental measure of an equity REIT’s operating performance. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, many industry investors and analysts have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. Thus, NAREIT created FFO as a supplemental measure of a REIT’s operating performance that excludes historical cost depreciation, among other items, from GAAP net income. The use of FFO, combined with the required primary GAAP presentations, has been fundamentally beneficial, improving the understanding of operating results of REITs among the investing public and making comparisons of REIT operating results more meaningful. Company management uses FFO and FFO per share, along with other measures, to assess performance in connection with evaluating and granting incentive compensation to its officers and employees.

     The notations (100%) and (JV) used in the following tables indicate wholly-owned and unconsolidated joint ventures, respectively, and all amounts are in thousands.

Three Months Ended	Office	Retail	Land	Unallocated
March 31, 2004	Division	Division	Division	and Other	Total
Rental property revenues – continuing (100%)	$28,502	$6,603	$—	$—	$35,105
Rental property revenues – discontinued (100%)	1,570	—	—	24	1,594
Rental property revenues (JV)	19,349	660	—	—	20,009
Development income, management fees and leasing and other fees (100%)	2,663	359	207	—	3,229
Other income (100%)	—	—	3,888	448	4,336
Other income (JV)	—	—	2,742	924	3,666

Total revenues	52,084	7,622	6,837	1,396	67,939

Rental property operating expenses – continuing (100%)	9,197	1,806	—	—	11,003
Rental property operating expenses – discontinued (100%)	604	—	—	2	606
Rental property operating expenses (JV)	6,115	187	—	—	6,302
Other expenses – continuing (100%)	4,287	1,482	3,433	9,243	18,445
Other expenses – discontinued (100%)	—	—	—	189	189
Other expenses (JV)	—	—	84	3,508	3,592
Provision for income taxes from operations – continuing (100%)	—	—	—	836	836

Total expenses	20,203	3,475	3,517	13,778	40,973
Gain on sale of undepreciated investment properties	—	—	1,967	—	1,967
Preferred dividends	—	—	—	1,938	1,938

Consolidated funds from operations available to common stockholders	31,881	4,147	5,287	(14,320)	26,995

Depreciation and amortization – continuing (100%)	(8,565)	(3,178)	—	—	(11,743)
Depreciation and amortization – discontinued (100%)	(432)	—	—	—	(432)
Depreciation and amortization (JV)	(4,490)	(223)	(12)	—	(4,725)
Gain on sale of investment properties, net of applicable income tax provision – continuing (100%)	40	59	—	—	99
Gain on sale of depreciable investment properties, net of applicable income tax provision – discontinued (100%)	—	648	—	—	648

Net income available to common stockholders	$18,434	$1,453	$5,275	$(14,320)	$10,842

Total assets	$816,098	$219,464	$78,618	$57,346	$1,171,526

Investment in unconsolidated joint ventures	$113,187	$15,344	$47,951	$—	$176,482

Reconciliation to Consolidated Revenues

	Three Months Ended
	March 31,
	2004	2003
Rental property revenues – continuing (100%)	$35,105	$52,337
Development income, management fees and leasing and other fees (100%)	3,229	3,980
Residential lot and outparcel sales	3,888	3,928
Interest and other	448	1,055

Total consolidated revenues	$42,670	$61,300

Three Months Ended	Office	Retail	Land	Unallocated
March 31, 2003	Division	Division	Division	and Other	Total
Rental property revenues – continuing (100%)	$46,121	$6,216	$—	$—	$52,337
Rental property revenues – discontinued (100%)	4,491	4,158	—	27	8,676
Rental property revenues (JV)	19,330	662	547	—	20,539
Development income, management fees and leasing and other fees (100%)	3,467	407	106	—	3,980
Other income (100%)	—	—	3,928	1,055	4,983
Other income (JV)	—	—	547	—	547

Total revenues	73,409	11,443	5,128	1,082	91,062

Rental property operating expenses – continuing (100%)	8,330	1,360	—	—	9,690
Rental property operating expenses – discontinued (100%)	1,482	834	—	1	2,317
Rental property operating expenses (JV)	6,159	205	—	—	6,364
Other expenses — continuing (100%)	4,501	1,947	4,065	10,657	21,170
Other expenses – discontinued (100%)	—	—	—	951	951
Other expenses (JV)	—	—	33	3,209	3,242
Impairment loss on depreciable property (JV)	551	—	—	—	551
Provision for income taxes from operations – continuing (100%)	—	—	—	249	249

Total expenses	21,023	4,346	4,098	15,067	44,534

Consolidated funds from operations available to common stockholders	52,386	7,097	1,030	(13,985)	46,528

Depreciation and amortization – continuing (100%)	(10,560)	(3,055)	—	—	(13,615)
Depreciation and amortization – discontinued (100%)	(1,114)	(775)	—	(1)	(1,890)
Depreciation and amortization (JV)	(4,281)	(151)	—	—	(4,432)
Gain on sale of investment properties, net of applicable income tax provision – continuing (100%)	462	541	—	—	1,003

Net income available to common stockholders	$36,893	$3,657	$1,030	$(13,986)	$27,594

Total assets	$883,475	$264,033	$34,952	$85,578	$1,268,038

Investment in unconsolidated joint ventures	$156,709	$16,266	$13,833	$—	$186,808

8.	SUBSEQUENT EVENTS

     On April 15, 2004, the Board of Directors of the Company authorized a stock repurchase plan, which expires April 15, 2006, of up to five million shares of the Company’s common stock. No purchases under the new plan have been made to date.

PART I. FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Three Months Ended March 31, 2004 and 2003

Critical Accounting Policies:

     There has been no material change in the Company’s critical accounting policies from that disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Results of Operations:

     Financial Highlights:

•	Lease termination fees declined $18.9 million between first quarter 2003 and first quarter 2004, primarily due to a $20 million fee recognized in 2003.

•	The Company sold five operating properties during 2003, which reduced first quarter 2004 operations as compared to first quarter 2003.

•	The Company categorized four office buildings as Held for Sale on the March 31, 2004 Consolidated Balance Sheet. The results of operations for two of these buildings were reclassified to Income from Discontinued Operations on the Consolidated Statements of Income.

•	The Company purchased two office buildings in December 2003 and one in February 2004.

•	The Company opened one retail center in October 2003, a second retail center in December 2003 and one office building in January 2004.

•	The Company increased the activity level of its projects under development which increased the number of personnel at the Company, a portion of which was offset by the capitalization of salaries for development and leasing personnel who work directly on the related project under development.

•	The Company announced in April 2004 the formation of a new line of business, the Industrial Division.

     Rental Property Revenues. Rental property revenues decreased approximately $17,232,000 in the three month 2004 period compared to the three month 2003 period. Rental property revenues from the Company’s office portfolio decreased approximately $17,619,000 in the three month 2004 period compared to the three month 2003 period. Rental property revenues from 55 Second Street decreased approximately $20,692,000, primarily due to a decrease in lease termination fees. The Company recognized a $20 million termination fee in the first quarter 2003 from Cable & Wireless Internet Services, Inc. to terminate its lease on 158,000 square feet at 55 Second Street. The Company has re-leased approximately 90,000 square feet of this space and is actively marketing the remaining space. There is no guarantee that the remaining space will be re-leased in the near future. In addition, the San Francisco market continues to be a difficult leasing market. Due to these uncertainties the Company cannot currently estimate the results of its efforts to re-lease 55 Second Street and the resulting impact on rental property revenues for the remainder of 2004 and beyond. Rental property revenues from 333 North Point Center East also decreased approximately $373,000 in 2004, as its average economic occupancy decreased from 85% in 2003 to 65% in 2004 due to the expiration of certain tenants’ leases which were not renewed. Partially offsetting the decrease in rental property revenues were increases of $1,498,000 and $572,000 from 555 North Point Center East and The Points at Waterview, respectively, from the recognition of lease termination fees in the first quarter of 2004 of $1,642,000 and $430,000, respectively. Additionally, rental property revenues increased $406,000 and $275,000 from 100 and 200 North Point Center East, respectively, which were acquired in December 2003, $155,000 from Galleria 75, which was acquired in February 2004, and $217,000 from Frost Bank Tower, which became partially operational in January 2004.

     Rental property revenues from the Company’s retail portfolio increased approximately $387,000 in the three month 2004 period compared to the same period in 2003. The Avenue West Cobb and The Shops of Lake Tuscaloosa became partially operational in October 2003 and December 2003, respectively, and contributed approximately $1,154,000 and $168,000, respectively, to the increase in rental property revenues for the retail portfolio. Rental property revenues decreased approximately $926,000 in the 2004 period from The Avenue of the Peninsula, which partially offset the 2004 increase in rental property revenues from the retail portfolio. Termination fees at The Avenue of the Peninsula of $841,000 were recognized in the first quarter of 2003 compared to termination fees of $139,000 in the same period of 2004, in addition to $234,000 more of percentage rents recognized in 2003.

     Rental Property Operating Expenses. Rental property operating expenses increased approximately $1,313,000 in the three month 2004 period compared to the same period in 2003 due primarily to the three aforementioned properties, which became partially operational for financial reporting purposes. The three office buildings acquired also contributed to the 2004 increase in rental property operating expenses. Rental property operating expenses increased at The Avenue of the Peninsula in 2004, primarily due to an increase in real estate taxes and legal fees. The increase in rental property operating expenses was partially offset by a decrease at The Avenue Peachtree City, due to a reversal of previously expensed legal fees which should have been capitalized.

     Leasing and Other Fees. Leasing and other fees decreased approximately $468,000 in the three month 2004 period. Sales of land, on which one of the Company’s Texas subsidiaries earns brokerage commissions, decreased, which resulted in a decrease in leasing and other fees of approximately $390,000 in 2004.

     Residential Lot and Outparcel Sales and Cost of Sales. Residential lot and outparcel sales decreased approximately $40,000 in the three month 2004 period. The number of residential lots sold decreased from 76 lots in the three month 2003 period to 40 lots in the three month 2004 period. The decrease in the number of lots sold was offset by an increase in the average price per lot sold. This was due to the sales price points being different at the Company’s various residential projects. There were more sales at the higher priced projects in 2004.

     Residential lot and outparcel cost of sales decreased approximately $741,000 in the three month 2004 period. The decrease in cost of sales is disproportionate to the decrease in sales due both to fluctuations between 2003 and 2004 in the gross profit percentages used at the residential developments and the mix of sales, as different residential projects have varied gross profit percentages.

     Interest and Other. Interest and other decreased approximately $607,000 in 2004. The decrease is due to a decrease of approximately $1,031,000 in interest income from the 650 Massachusetts Avenue mortgage note receivable. This note was repaid in August 2003. The decrease was partially offset by approximately $375,000 recognized in 2004 due to the increase in the fair value of the AtheroGenics warrants. The Company received warrants to purchase common stock of AtheroGenics in conjunction with a lease agreement with that company.

     Income from Unconsolidated Joint Ventures. (All amounts reflect the Company’s share of joint venture income.) Income from unconsolidated joint ventures increased approximately $2,559,000 in the three month 2004 period compared to the same 2003 period.

     Income from Temco Associates (“Temco”) increased approximately $1,567,000 in the three month 2004 period. Temco exercised options to purchase approximately 220 acres of land which were sold in 2004. CREC’s share of the profit from these sales was approximately $991,000. There were no such sales in 2003. In 2003, Temco was developing one residential community which had 119 lot sales. In 2004, Temco is developing three residential communities which had 159 lot sales in the first quarter of 2004. The increase in lot sales was the primary reason for the remaining increase in income from Temco.

     Income from MC Dűsseldorf Holdings, B.V. (“MCDH”) increased approximately $924,000 in 2004. The Company was a 50% partner in MCDH, which owned 60% of another venture, which developed an office building in Dűsseldorf, Germany. MCDH favorably settled some outstanding tax items and, as a result, the Company recognized income and a distribution in excess of the Company’s investment in MCDH.

     Income from CL Realty, L.L.C. (“CL”) increased approximately $566,000 in 2004. CL sold 158 lots in 2004 and none in 2003. CL owns residential developments either directly or through joint ventures.

     Income from Ten Peachtree Place Associates increased approximately $312,000 in 2004 due to an increase in average economic occupancy at the Ten Peachtree Place building from 69% in 2003 to 100% in 2004. The increase was partially offset by an increase in interest expense as the venture obtained a mortgage in March 2004.

     Income from 285 Venture, LLC decreased approximately $627,000 in 2004. The underlying single tenant, Mirant Corporation (“Mirant”), declared bankruptcy in 2003. In January 2004, the Mirant lease was restructured, resulting in a decrease in the amount of leased space, the rental rate and the term of the lease. In the first quarter of 2004, Mirant paid approximately one month under the prior lease terms and two months under the restructured lease, which decreased net income at the venture.

     Income from Crawford Long – CPI, LLC decreased approximately $330,000 in the three month 2004 period, mainly due to the mortgage note payable placed on the Emory Crawford Long Medical Office Tower in May 2003. The interest expense on this mortgage reduced the income from the venture in 2004.

     General and Administrative Expenses. General and administrative expenses increased approximately $769,000 in the three month 2004 period. The increase in general and administrative expenses was partially due to an increase in salaries and related benefits resulting from increased personnel. Partially offsetting the increase in general and administrative expenses was an increase of approximately $659,000 in capitalized salaries for development and leasing personnel working on projects under development, which reduces general and administrative expenses. The number of projects under development increased in 2004.

     Depreciation and Amortization. Depreciation and amortization decreased approximately $1,808,000 in the three month 2004 period due to write-offs of unamortized tenant improvements and leasing commissions related to certain tenants who effected early terminations of their lease obligations in 2003. The decrease was partially offset by the following properties becoming partially operational for financial reporting purposes: The Avenue West Cobb in October 2003,

The Shops of Lake Tuscaloosa in December 2003 and Frost Bank Tower in January 2004. In addition, the Company acquired 100 and 200 North Point Center East in December 2003 and Galleria 75 in February 2004, which also partially offset the decrease in depreciation and amortization.

     Interest Expense. Interest expense decreased approximately $2,517,000 in the three month 2004 period. Interest expense from continuing operations before capitalization decreased to approximately $9,887,000 in the three month 2004 period from approximately $10,631,000 in the three month 2003 period. Interest expense decreased approximately $936,000 in 2004 compared to 2003 from the Company’s credit facility due to lower amounts drawn and outstanding during 2004. The Company assumed the 100 and 200 North Point Center East debt in the December 2003 acquisition of these properties, which increased interest expense by approximately $437,000 in 2004, partially offsetting the overall decrease in interest expense. Also contributing to the decrease in interest expense was an increase of approximately $1,773,000 in the three month 2004 period in interest capitalized to projects under development (a reduction of interest expense). Interest capitalized increased to approximately $3,340,000 in 2004 from approximately $1,567,000 in 2003, primarily due to higher weighted average expenditures on projects under development in 2004.

     Provision for Income Taxes from Operations. The provision for income taxes from operations increased approximately $587,000 in the three month 2004 period. Income before income taxes and gain on sale of investment properties from CREC increased in 2004 primarily due to increases in income from residential lot sales, net of cost of sales, and income from both Temco Associates and CL. Net income from one of CREC’s subsidiaries, CREC II, decreased approximately $454,000, mainly due to a decrease in leasing fees.

     Discontinued Operations. The Company sold AT&T Wireless Services Headquarters, Cerritos Corporate Center – Phase II and Mira Mesa MarketCenter in the second quarter of 2003. The Company sold Presidential MarketCenter and Perimeter Expo in the third quarter of 2003. Northside/Alpharetta I and II became held for sale in the first quarter of 2004. Additionally, the Company sold its investment in Rocky Creek Properties, which it previously consolidated, in the first quarter of 2004. SFAS No. 144 requires that these office buildings and retail centers that were sold or are held for sale without any continuing involvement be treated as discontinued operations and that the results of operations of discontinued operations and the gains on sales of discontinued operations be shown as a separate component of income in the Consolidated Statements of Income for all periods presented. See Note 7 for a detail of the components of income from discontinued operations.

Liquidity and Capital Resources:

     Financial Condition.

     At March 31, 2004, notes payable (including held for sale properties) included the following ($ in thousands):

		Share of
		Unconsolidated
	Company	Joint Ventures	Total
Floating Rate Credit Facility and Floating Rate Debt	$38,000	$4,928	$42,928
Other Debt (primarily non-recourse
fixed rate mortgages)	495,082	289,162	784,244

	$533,082	$294,090	$827,172

     At March 31, 2004, the Company’s debt (including its pro rata share of unconsolidated joint venture debt) was $827.2 million or 33% of total market capitalization (shares outstanding multiplied by share prices at March 31, 2004 plus debt). Bank covenants related to the Company’s credit facility specifically exclude debt related to Charlotte Gateway Village, L.L.C. (“Gateway”; $85.5 million), as it is fully secured by the underlying property and non-recourse to the borrower and is fully amortized by rental payments under a long-term lease to Bank of America. The Company’s debt (including its pro rata share of unconsolidated joint venture debt) to total market capitalization is lower if the Gateway debt were to be excluded.

     The Company had $38 million drawn on its $275 million revolving credit facility as of March 31, 2004. The amount available under the facility is reduced by the outstanding letters of credit, which were approximately $11.4 million at March 31, 2004. There has been no material change in the Company’s contractual obligations and commitments from that disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, except for an increase in obligations under ground leases of approximately $46.1 million, due as follows ($ in thousands):

Remaining 2004	$217
1-3 years	918
4-5 years	640
After 5 years	44,324

Total	$46,099

     The Company has development and acquisition projects in various planning stages. The Company currently intends to finance these projects, as well as the completion of projects currently under construction, using its existing credit facility (increasing the credit facility as required), long-term non-recourse financing on the Company’s unleveraged projects, joint ventures, project sales and other financings as market conditions warrant. In September 1996, the Company filed a shelf registration statement with the Securities and Exchange Commission (“SEC”) for the offering from time to time of up to $200 million of common stock, warrants to purchase common stock and debt securities. Approximately $68 million had previously been drawn on this shelf registration. In July 2003, the Company filed a new and amended shelf registration statement, which provided for the offering from time to time of up to $133 million (increasing the amount available by $1 million) of common stock, warrants to purchase common stock, debt securities and preferred stock. The Company issued $100 million of preferred stock in July 2003. As of March 31, 2004, approximately $33 million remained available for issuance under the shelf registration statement.

     The Company from time to time evaluates opportunities and strategic alternatives, including but not limited to joint ventures, mergers and acquisitions and new private or publicly-owned entities created to hold existing assets and acquire new assets. These alternatives may also include sales of single or multiple assets at appropriate times when the Company perceives opportunities to capture value and redeploy proceeds or distribute proceeds to stockholders. The Company’s consideration of these alternatives is part of its ongoing strategic planning process. There can be no assurance that any such alternative, if undertaken and consummated, would not materially adversely affect the Company or the market price of the Company’s Common Stock.

     Cash Flows.

     Cash Flows from Operating Activities. Net cash provided by operating activities of continuing operations decreased approximately $1.4 million in the three month 2004 period. Income from continuing operations before gain on sale of investment properties decreased approximately $13.4 million. Depreciation and amortization decreased approximately $1.8 million, as discussed in the “Results of Operations” section. Changes in other operating assets and liabilities increased approximately $14.1 million, which partially offset the above decreases in net cash provided by operating activities.

     Cash Flows from Discontinued Operations. Net cash provided by operating activities of discontinued operations decreased approximately $4.4 million in 2004 due to a higher number of discontinued properties included in the 2003 total.

     Cash Flows from Investing Activities. Net cash used in investing activities increased approximately $13.2 million in the three month 2004 period. Expenditures on property acquisition and development increased approximately $17.0 million in 2004 due to the acquisition of Galleria 75 and to a higher level of projects under development. Investment in notes receivable, net, increased approximately $7.7 million. The Company loaned $8.0 million to a third party in 2004, which is secured by second mortgages on three office buildings in south Florida. Income from unconsolidated joint ventures also increased in 2004, as discussed in the “Results of Operations” section. Investment in unconsolidated joint ventures decreased approximately $4.0 million, mainly due to a decrease of $4.3 million in contributions to Ten Peachtree Place Associates to pay for re-leasing costs at the Ten Peachtree Place office building in 2003. Other assets, net, also increased approximately $1.2 million, primarily due to an increase in predevelopment expenditures. Gain on sale of investment properties, including reconciling adjustments, increased approximately $3.5 million in 2004, partially offsetting the increase in net cash used in investing activities. The increase is mainly due to a land tract sale at the North Point/West Side mixed-use project in 2004 and to the sale of the Company’s investment in Rocky Creek Properties, which was included in Discontinued Operations. Distributions in excess of income from unconsolidated joint ventures increased approximately $5.0 million in 2004, which also partially offset the increase in net cash used in investing activities. Distributions increased approximately $7.6 million in 2004, primarily due to distributions of approximately $9.7 million from Ten Peachtree Place Associates from the proceeds of the mortgage refinancing in March 2004. The increase in distributions was partially offset by a decrease of approximately $1.8 million in distributions from Wildwood Associates.

     Cash Flows from Financing Activities. Net cash provided by financing activities increased approximately $21.7 million in the three month 2004 period. Net amounts drawn on the credit facility increased approximately $20.4 million. Also contributing to the increase in net cash provided by financing activities was a decrease in 2004 of approximately $5.5 million in common stock repurchases. An increase of approximately $1.9 million in preferred dividends as a result of the July 2003 preferred stock offering and an increase of approximately $1.3 million in the repayment of other notes payable, due primarily to the repayment of a $1.1 million note payable in 2004, partially offset the increase in net cash provided by financing activities.

Item 3. Quantitative and Qualitative Disclosure About Market Risk:

     There has been no material change in the Company’s market risk related to its notes payable and notes receivable from that disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Item 4. Controls and Procedures:

     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives. The Company also has investments in certain unconsolidated entities. As the Company does not always control or manage these entities, the Company’s disclosure controls and procedures with respect to such entities are necessarily more limited than those the Company maintains with respect to its consolidated subsidiaries.

     The Company’s management, including the Chief Executive Officer and Chief Financial Officer, does not expect that the disclosure controls can prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. There are inherent limitations in all control systems, including the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of one or more persons. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and while the Company’s disclosure controls and procedures are designed to be effective under circumstances where they should reasonably be expected to operate effectively, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in any control system, misstatements due to error or fraud may occur and not be detected.

     As of the end of the period covered by this quarterly report, the Company, under the supervision of the Chief Executive Officer and Chief Financial Officer and with the participation of the Company’s management, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to the rules and regulations of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective, in all material respects. No changes were made in the Company’s internal controls over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

     On April 15, 2004, the Board of Directors of the Company authorized a stock repurchase plan, which expires April 15, 2006, of up to five million shares of the Company’s common stock. No purchases under the new plan have been made to date.

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The Company’s Annual Meeting of Stockholders was held on May 4, 2004.

(b)	Not applicable.

(c)	The following proposals were adopted by the stockholders of the Company:

(i)	The election of ten Directors.

The vote on the above was:

		Withheld
	For	Authority
Thomas D. Bell, Jr.	42,832,524	710,996
Erskine B. Bowles	41,024,097	2,519,423
Richard W. Courts, II	40,310,522	3,232,998
Thomas G. Cousins	42,687,215	856,305
Lillian C. Giornelli	42,858,914	684,606
Terence C. Golden	40,394,260	3,149,260
Boone A. Knox	42,851,772	691,748
John J. Mack	42,852,792	690,728
Hugh L. McColl, Jr.	42,847,083	696,437
William Porter Payne	41,733,267	1,810,253

(ii)	A proposal to approve an amendment to the 1999 Incentive Stock Plan to increase the number of shares of common stock available under the 1999 Incentive Stock Plan by 700,000 shares.

The vote on the above was:

For	29,741,852
Against	5,830,678
Abstain	162,992
Broker Non-Votes	7,807,998

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

3.1	Restated and Amended Articles of Incorporation of the Registrant, as amended August 9, 1999 (incorporated by reference from the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2002).

3.2	Bylaws of the Registrant, as amended April 29, 1993 (incorporated by reference from the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2002).

10(a)(ii)	Cousins Properties Incorporated 1999 Incentive Stock Plan, as amended and restated, approved by the Stockholders on May 4, 2004, filed as Annex B to the Registrant’s Proxy Statement dated March 31, 2004, and incorporated herein by reference.

11	Computation of Per Share Earnings*

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	The Company furnished a Current Report on Form 8-K dated January 26, 2004, pursuant to Item 12 of Form 8-K, “Results of Operations and Financial Condition,” for the quarter ended December 31, 2003. The Company furnished a Form 8-K/A on January 27, 2004, pursuant to Item 12 of Form 8-K, “Results of Operations and Financial Condition,” for the quarter ended December 31, 2003.

*	Data required by SFAS No. 128, “Earnings Per Share,” is provided in Note 4 to the consolidated financial statements in this report.

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

May 7, 2004