Form 10-Q
period 2004-06-30
COUSINS PROPERTIES INC
filed 2004-08-09
CIK 25232

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2004

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ............ to ...........

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

     As of July 30, 2004, there were 49,157,679 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF INCOME
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Three and Six Months Ended June 30, 2004 and 2003
Item 3. Quantitative and Qualitative Disclosure About Market Risk:
Item 4. Controls and Procedures:
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
EX-10.1 COUSINS PROPERTIES INCORPORATED CREDIT AGREEMENT
EX-31.1 SECTION 302 CERTIFICATION OF CEO
EX-31.2 SECTION 302 CERTIFICATION OF CFO
EX-32.1 SECTION 906 CERTIFICATION OF CEO
EX-32.2 SECTION 906 CERTIFICATION OF CFO

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

COUSINS PROPERTIES INCORPORATED AND CONSOLIDATED ENTITIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	June 30,	December 31,
	2004	2003
	(Unaudited)
ASSETS
PROPERTIES:
Operating properties, net of accumulated depreciation of $145,782 as of June 30, 2004 and $162,955 as of December 31, 2003	$594,350	$686,788
Operating properties held for sale, net of accumulated depreciation of $30,671 as of June 30, 2004	82,201	—
Land held for investment or future development	29,057	17,435
Projects under construction	170,566	152,042
Residential lots under development	20,431	22,496

Total properties	896,605	878,761
CASH AND CASH EQUIVALENTS, at cost which approximates market	11,771	13,061
RESTRICTED CASH	2,779	3,661
NOTES AND OTHER RECEIVABLES	32,149	19,847
INVESTMENT IN UNCONSOLIDATED JOINT VENTURES	178,503	184,221
OTHER ASSETS, including goodwill of $15,233 in 2004 and $15,696 in 2003	43,497	40,863

TOTAL ASSETS	$1,165,304	$1,140,414

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
NOTES PAYABLE	$442,290	$497,981
NOTES PAYABLE – HELD FOR SALE PROPERTIES	52,978	—
ACCOUNTS PAYABLE AND ACCRUED LIABILITIES	32,262	29,909
DEPOSITS AND DEFERRED INCOME	4,003	5,341

TOTAL LIABILITIES	531,533	533,231

MINORITY INTERESTS	19,339	19,346

DEFERRED GAIN	8,875	9,060

COMMITMENTS AND CONTINGENT LIABILITIES
STOCKHOLDERS’ INVESTMENT:
7.75% series A cumulative redeemable preferred stock, $1 par value, $25 liquidation value; authorized 20,000,000 shares; issued 4,000,000 shares	100,000	100,000
Common stock, $1 par value, authorized 150,000,000 shares; issued 51,786,576 shares at June 30, 2004 and 51,526,647 shares at December 31, 2003	51,787	51,527
Additional paid-in capital	303,866	298,542
Treasury stock at cost, 2,691,582 shares	(64,894)	(64,894)
Unearned compensation	(4,927)	(5,803)
Cumulative undistributed net income	219,725	199,405

TOTAL STOCKHOLDERS’ INVESTMENT	605,557	578,777

TOTAL LIABILITIES AND STOCKHOLDERS’ INVESTMENT	$1,165,304	$1,140,414

See notes to consolidated financial statements.

COUSINS PROPERTIES INCORPORATED AND CONSOLIDATED ENTITIES

CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003
(UNAUDITED)
(In thousands, except per share amounts)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
REVENUES:
Rental property revenues	$32,515	$32,092	$67,620	$84,429
Development income	1,045	908	1,557	1,672
Management fees	2,140	2,187	4,214	4,292
Leasing and other fees	782	1,234	1,425	2,345
Residential lot and outparcel sales	4,366	1,612	8,254	5,540
Interest and other	107	1,526	555	2,581

	40,955	39,559	83,625	100,859

COSTS AND EXPENSES:
Rental property operating expenses	10,168	10,348	21,171	20,038
General and administrative expenses	8,605	7,644	16,588	14,858
Depreciation and amortization	10,663	12,496	23,041	26,682
Residential lot and outparcel cost of sales	3,178	1,368	5,668	4,599
Interest expense	6,268	8,205	12,815	17,269
Property taxes on undeveloped land	210	218	364	403
Other	714	846	1,350	1,751

	39,806	41,125	80,997	85,600

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND INCOME FROM UNCONSOLIDATED JOINT VENTURES	1,149	(1,566)	2,628	15,259
PROVISION FOR INCOME TAXES FROM OPERATIONS	(17)	(537)	(853)	(786)
INCOME FROM UNCONSOLIDATED JOINT VENTURES	9,196	7,663	18,252	14,160

INCOME FROM CONTINUING OPERATIONS BEFORE GAIN ON SALE OF INVESTMENT PROPERTIES	10,328	5,560	20,027	28,633
GAIN ON SALE OF INVESTMENT PROPERTIES, NET OF APPLICABLE INCOME TAX PROVISION	36,500	90,956	38,566	91,959

INCOME FROM CONTINUING OPERATIONS	46,828	96,516	58,593	120,592

DISCONTINUED OPERATIONS, NET OF APPLICABLE INCOME TAXES:
Income from discontinued operations	816	3,972	1,183	7,490
Gain on sale of investment properties	—	43,012	648	43,012

	816	46,984	1,831	50,502

NET INCOME	47,644	143,500	60,424	171,094
PREFERRED DIVIDENDS	1,937	—	3,875	—

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$45,707	$143,500	$56,549	$171,094

BASIC NET INCOME PER COMMON SHARE:
Income from continuing operations	$.92	$2.00	$1.12	$2.50
Income from discontinued operations	.02	.97	.04	1.05

Basic net income available to common stockholders	$.94	$2.97	$1.16	$3.55

DILUTED NET INCOME PER SHARE:
Income from continuing operations	$.89	$1.96	$1.08	$2.46
Income from discontinued operations	.02	.96	.04	1.03

Diluted net income available to common stockholders	$.91	$2.92	$1.12	$3.49

CASH DIVIDENDS DECLARED PER COMMON SHARE	$.37	$.37	$.74	$.74

WEIGHTED AVERAGE SHARES	48,750	48,267	48,693	48,201

DILUTED WEIGHTED AVERAGE SHARES	50,405	49,228	50,428	48,993

See notes to consolidated financial statements.

COUSINS PROPERTIES INCORPORATED AND CONSOLIDATED ENTITIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
(UNAUDITED)
($ in thousands)

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations before gain on sale of investment properties	$20,027	$28,633
Adjustments to reconcile income from continuing operations before gain on sale of investment properties to net cash provided by operating activities:
Depreciation and amortization	23,041	26,682
Amortization of unearned compensation	816	241
Effect of recognizing rental revenues on a straight-line basis	(911)	(465)
Residential lot and outparcel cost of sales	4,878	3,904
Income tax benefit from stock options	318	688
Changes in other operating assets and liabilities:
Change in other receivables	(3,366)	2,133
Change in accounts payable and accrued liabilities	3,961	(2,584)

Net cash provided by operating activities of continuing operations	48,764	59,232

Net cash provided by operating activities of discontinued operations	1,587	9,761

CASH FLOWS FROM INVESTING ACTIVITIES:
Gain on sale of investment properties, net of applicable income tax provision	38,566	91,959
Gain on sale of investment properties included in discontinued operations	648	43,012
Gain attributable to minority partner	—	2,273
Adjustments to reconcile gain on sale of investment properties, net of applicable income tax provision to net cash provided by sales activities:
Cost of sales	48,571	116,731
Deferred income recognized	(185)	(91,959)
Property acquisition and development expenditures	(95,952)	(42,991)
Distributions in excess of income from unconsolidated joint ventures	11,208	31,225
Investment in unconsolidated joint ventures, including interest capitalized to equity investments	(5,490)	(21,453)
Investment in notes receivable, net	(7,997)	(816)
Change in other assets, net	(4,401)	(2,177)
Change in restricted cash	882	264

Net cash (used in) provided by investing activities	(14,150)	126,068

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facility	223,386	98,861
Repayment of credit facility	(172,721)	(240,411)
Common stock sold, net of expenses	5,326	5,948
Common stock repurchases	–	(5,538)
Preferred dividends	(3,875)	–
Common dividends	(36,229)	(35,753)
Proceeds from other notes payable	–	211
Distribution to minority partner	–	(9,637)
Repayment of other notes payable	(53,378)	(3,570)

Net cash used in financing activities	(37,491)	(189,889)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,290)	5,172
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	13,061	6,655

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$11,771	$11,827

See notes to consolidated financial statements.

COUSINS PROPERTIES INCORPORATED AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2004
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

     The Consolidated Financial Statements were prepared by the Company without audit, but in the opinion of management reflect all adjustments necessary (which adjustments are of a normal and recurring nature) for the fair presentation of the Company’s financial position as of June 30, 2004 and results of operations for the three and six month periods ended June 30, 2004 and 2003. Results of operations for the interim 2004 periods are not necessarily indicative of results expected for the full year. While certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, the Company believes that the disclosures herein are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. The accounting policies employed are the same as those shown in Note 1 to the Consolidated Financial Statements included in such Form 10-K. Certain 2003 amounts have been reclassified to conform with the 2004 presentation.

2. SUPPLEMENTAL INFORMATION CONCERNING CASH FLOWS

     Interest paid (net of $6,773,000 and $3,425,000 capitalized in 2004 and 2003, respectively) and income taxes refunded, net of amounts paid, were as follows for the six months ended June 30, 2004 and 2003 ($ in thousands):

	2004	2003
Interest paid	$13,635	$17,858
Income taxes refunded, net	$95	$—

     In the first six months of 2004, approximately $334,000 was transferred from Land Held for Investment or Future Development to Projects Under Construction for development of the 51,000 square foot Inhibitex building at the Company’s North Point/West Side mixed use project. Additionally, approximately $40,001,000 was transferred from Projects Under Construction to Operating Properties for The Avenue West Cobb and The Shops of Lake

Tuscaloosa. Additionally, approximately $2,000 of Common Stock and $58,000 of Additional Paid-in Capital was offset against Unearned Compensation due to 2004 forfeitures of Restricted Stock.

3. NOTES PAYABLE AND INTEREST EXPENSE

     The following table summarizes the terms of the notes payable outstanding at June 30, 2004 ($ in thousands):

		Term/
		Amortization		Balance at
		Period	Final	June 30,
Description	Rate	(Years)	Maturity	2004
Credit facility (a maximum of $275,000), unsecured	Floating based on LIBOR	3/N/A	8/31/04	$50,665
Note secured by Company’s interest in CSC Associates, L.P.	6.958%	10/20	3/01/12	144,970
101 Second Street mortgage note	8.33%	10/30	4/19/10	86,718
The Avenue East Cobb mortgage note	8.39%	10/30	8/01/10	37,694
Meridian Mark Plaza mortgage note	8.27%	10/28	10/01/10	24,480
333/555 North Point Center East mortgage note	7.00%	10/30	11/01/11	31,141
100/200 North Point Center East mortgage note	7.86%	10/25	8/01/07	22,365
Note payable, unsecured (formerly Perimeter Expo mortgage note)	8.04%	10/30	8/15/05	19,302
600 University Park Place mortgage note	7.38%	10/30	8/10/11	13,599
Lakeshore Park Plaza mortgage note	6.78%	10/30	11/01/08	9,742
Other miscellaneous notes	Various	Various	Various	1,614

Notes payable				$442,290

101 Independence Center mortgage note	8.22%	11/25	12/01/07	$43,372
Northside/Alpharetta I mortgage note	7.70%	8/28	1/01/06	9,606

Notes payable – held for sale properties				$52,978

     In July 2004, the Company also renewed and recast its unsecured revolving credit facility, increasing the size by $50 million to $325 million with a maturity of September 2007. The previous credit facility was set to expire in August 2004 as noted in the table above.

     For the three and six months ended June 30, 2004, interest expense was recorded as follows ($ in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Continuing operations	$6,268	$8,205	$12,815	$17,269
Discontinued operations	187	729	376	1,454
Interest Capitalized	3,433	1,858	6,773	3,425

	$9,888	$10,792	$19,964	$22,148

     During the first six months of 2004, interest was capitalized to the Company’s projects under construction and predevelopment projects, which had an average outstanding balance of approximately $174.2 million.

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

     Weighted average shares and diluted weighted average shares are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Weighted average shares	48,750	48,267	48,693	48,201
Dilutive potential common shares	1,655	961	1,735	792

Diluted weighted average shares	50,405	49,228	50,428	48,993

Anti-dilutive options not included	640	752	36	880

5. STOCK-BASED EMPLOYEE COMPENSATION

     The Company has several stock-based employee compensation plans which are described fully in Note 6 of “Notes to Consolidated Financial Statements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. The Company has elected to account for its plans under Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees,” which requires the recording of compensation expense for some, but not all, stock-based compensation, rather than the alternative accounting permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” No stock-based employee compensation cost was reflected in net income for options granted under the plans, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Stock-based employee compensation cost was reflected in net income for stock-based compensation of the Company other than stock options.

     For purposes of the pro forma disclosures required by SFAS No. 123 and SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure,” the Company has computed the value of all stock grants and stock options granted during the six months ended June 30, 2004 and 2003 (there were no grants during the three months ended June 30, 2004 and 2003) using the Black-Scholes option pricing model with the following weighted average assumptions and results:

	Six Months Ended
	June 30,
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

     If the Company had accounted for its stock-based compensation awards in 2004 and 2003 in accordance with SFAS No. 123, pro forma results would have been as follows ($ in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income available to common stockholders, as reported	$45,707	$143,500	$56,549	$171,094
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	378	149	219	324
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	(1,072)	(660)	(1,064)	(1,509)

Pro forma net income	$45,013	$142,989	$55,704	$169,909

Net income per share:
Basic – as reported	$0.94	$2.97	$1.16	$3.55

Basic – pro forma	$0.92	$2.96	$1.14	$3.53

Diluted – as reported	$0.91	$2.92	$1.12	$3.49

Diluted – pro forma	$0.90	$2.90	$1.10	$3.47

6. DISCONTINUED OPERATIONS AND HELD FOR SALE PROPERTIES

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

     In the second quarter of 2003, the Company sold AT&T Wireless Services Headquarters, Cerritos Corporate Center – Phase II and Mira Mesa MarketCenter. In the third quarter of 2003, the Company sold Presidential MarketCenter and Perimeter Expo. The results of operations and any respective gains on sale for these properties are included in Income from Discontinued Operations in the accompanying 2003 Consolidated Statement of Income.

     In the first quarter of 2004, the Company determined that Northside/Alpharetta I and II, two 103,000 square foot and 198,000 square foot, respectively, medical office buildings in suburban Atlanta, Georgia, met the qualifications of discontinued operations in accordance with SFAS No. 144. The results of operations for these properties were reclassified to Income from Discontinued Operations for all periods presented in the accompanying Consolidated Statements of Income. The corresponding real estate assets of both properties and the note payable related to Northside/Alpharetta I were categorized as held for sale in the accompanying 2004 Consolidated Balance Sheet. Also in the first quarter of 2004, the Company disposed of its 75% investment in Rocky Creek Properties, which was previously consolidated with the Company’s operations. The results of operations for this entity were reclassified as Income from Discontinued Operations for all periods presented, and the gain on sale was reflected in Discontinued Operations.

     The following table details the adjustments made to the Consolidated Statements of Income ($ in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Rental property revenues	$1,570	$7,812	$3,164	$16,488
Rental property operating expenses	567	2,046	1,173	4,363
Depreciation and amortization	—	922	432	2,812
Interest expense	187	729	376	1,454
Minority interest	—	143	—	369

Income from discontinued operations	$816	$3,972	$1,183	$7,490

     In the first quarter of 2004, the Company determined that 333 John Carlyle and 1900 Duke Street, two 153,000 square foot and 97,000 square foot, respectively, office buildings in Alexandria, Virginia, met the qualifications of held for sale properties. These properties were sold in the second quarter of 2004. The Company retained management of these properties and therefore results of operations and gain on sale for these properties were not included in Discontinued Operations. In the second quarter of 2004, the Company determined that 101 Independence Center, a 526,000 square foot office building in Charlotte, North Carolina, met the qualifications of a held for sale property. The real estate asset and note payable were reclassified as held for sale on the accompanying 2004 Consolidated Balance Sheet, but the results of operations were not reclassified to Discontinued Operations, as the Company is retaining management of this property. 101 Independence Center was sold on July 29, 2004.

     In June 2004, the Company also determined that The Pinnacle, a 423,000 square foot office building, and Two Live Oak Center, a 279,000 square foot office building, both in Atlanta, Georgia, met the qualifications of held for sale properties. At June 30, 2004, these properties were owned by Cousins LORET, LLC, a venture in which the Company has a 50% interest. Accordingly, no entries were made on the June 30, 2004 Balance Sheet to reflect the held for sale designation. The Pinnacle and Two Live Oak Center were sold on August 2, 2004. The Company is retaining management of these properties.

7. STOCK REPURCHASE PLAN

     On April 15, 2004, the Board of Directors of the Company authorized a stock repurchase plan, which expires April 15, 2006, of up to five million shares of the Company’s common stock. No purchases under the new plan have been made to date.

8. REPORTABLE SEGMENTS

     The Company has four reportable segments: the Office Division, Retail Division, Land Division and Industrial Division. The Company initiated the fourth line of business in 2004, the Industrial Division, which has had an immaterial level of operations through June 30, 2004. The Office, Retail and Industrial Divisions develop, lease and manage office buildings, retail centers and industrial properties, respectively. The Land Division owns various tracts of strategically located land which is being held for investment or future development. The Land Division also develops single-family residential communities which are parceled into lots or tracts and sold to various home builders or other commercial developers. The Company’s reportable segments are based on the type of product the division provides. The divisions are managed separately because each product they provide has separate and distinct development issues, leasing and/or sales strategies and management issues. The segment Unallocated and Other consists of general corporate overhead costs not specific to any segment and is mainly comprised of interest expense, as financing decisions are not generally made at the reportable segment level.

     The management of the Company evaluates the performance of its reportable segments based on funds from operations available to common stockholders (“FFO”). The Company calculates FFO using the National Association of Real Estate Investment Trusts (“NAREIT”) definition of FFO, which is net income available to common stockholders (computed in accordance with GAAP), excluding extraordinary items, cumulative effect of change in accounting principle and gains or losses from sales of depreciable property, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures to reflect FFO on the same basis. In October 2003, NAREIT revised its prior FFO implementation guidance to indicate that impairment losses are not an adjustment when calculating FFO.

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

     The notations (100%) and (JV) used in the following tables indicate consolidated entities and unconsolidated joint ventures, respectively, and all amounts are in thousands.

Three Months Ended	Office	Retail	Land	Industrial	Unallocated
June 30, 2004	Division	Division	Division	Division	and Other	Total
Rental property revenues - continuing (100%)	$25,924	$6,591	$—	$—	$—	$32,515
Rental property revenues - discontinued (100%)	1,570	—	—	—	—	1,570
Development income, management fees and leasing and other fees (100%)	3,127	350	490	—	—	3,967
Other income (100%)	—	800	3,566	—	107	4,473

Total revenues from consolidated entities	30,621	7,741	4,056	—	107	42,525

Rental property operating expenses - continuing (100%)	(8,466)	(1,702)	—	—	—	(10,168)
Rental property operating expenses - discontinued (100%)	(567)	—	—	—	—	(567)
Other expenses - continuing (100%)	(4,262)	(2,359)	(3,511)	(113)	(9,430)	(19,675)
Other expenses - discontinued (100%)	—	—	—	—	(187)	(187)
Provision for income taxes from operations - continuing (100%)	—	—	—	—	(17)	(17)

Total expenses from consolidated entities	(13,295)	(4,061)	(3,511)	(113)	(9,634)	(30,614)

Rental property revenues (JV)	21,855	684	—	—	—	22,539
Other income (JV)	—	—	1,469	—	—	1,469
Rental property operating expenses (JV)	(6,149)	(159)	—	—	—	(6,308)
Other expenses (JV)	—	—	(7)	—	(3,668)	(3,675)

Funds from operations from unconsolidated joint ventures	15,706	525	1,462	—	(3,668)	14,025
Gain on sale of undepreciated investment properties	1,048	—	219	—	—	1,267
Preferred stock dividends	—	—	—	—	(1,937)	(1,937)

Funds from operations available to common stockholders	34,080	4,205	2,226	(113)	(15,132)	25,266
Depreciation and amortization - continuing (100%)	(7,451)	(2,512)	—	—	—	(9,963)
Depreciation and amortization - discontinued (100%)	—	—	—	—	—	—
Depreciation and amortization (JV)	(4,590)	(222)	(17)	—	—	(4,829)
Gain on sale of depreciable investment properties, net of applicable income tax provision - continuing (100%)	34,570	52	—	—	611	35,233

Net income available to common stockholders	$56,609	$1,523	$2,209	$(113)	$(14,521)	$45,707

Six Months Ended	Office	Retail	Land	Industrial	Unallocated
June 30, 2004	Division	Division	Division	Division	and Other	Total
Rental property revenues - continuing (100%)	$54,426	$13,194	$—	$—	$—	$67,620
Rental property revenues - discontinued (100%)	3,140	24	—	—	—	3,164
Development income, management fees and leasing and other fees (100%)	5,789	709	698	—	—	7,196
Other income (100%)	—	800	7,454	—	555	8,809

Total revenues from consolidated entities	63,355	14,727	8,152	—	555	86,789

Rental property operating expenses - continuing (100%)	(17,663)	(3,508)	—	—	—	(21,171)
Rental property operating expenses - discontinued (100%)	(1,171)	(2)	—	—	—	(1,173)
Other expenses - continuing (100%)	(8,549)	(3,841)	(6,790)	(113)	(18,827)	(38,120)
Other expenses - discontinued (100%)	—	—	—	—	(376)	(376)
Provision for income taxes from operations - continuing (100%)	—	—	—	—	(853)	(853)

Total expenses from consolidated entities	(27,383)	(7,351)	(6,790)	(113)	(20,056)	(61,693)

Rental property revenues (JV)	41,204	1,344	—	—	—	42,548
Other income (JV)	—	—	4,184	—	924	5,108
Rental property operating expenses (JV)	(12,259)	(349)	—	—	—	(12,608)
Other expenses (JV)	—	—	(45)	—	(7,197)	(7,242)

Funds from operations from unconsolidated joint ventures	28,945	995	4,139	—	(6,273)	27,806
Gain on sale of undepreciated investment properties	1,048	—	2,186	—	—	3,234
Preferred stock dividend	—	—	—	—	(3,875)	(3,875)

Funds from operations available to common stockholders	65,965	8,371	7,687	(113)	(29,649)	52,261
Depreciation and amortization - continuing (100%)	(16,016)	(5,690)	—	—	—	(21,706)
Depreciation and amortization - discontinued (100%)	(432)	—	—	—	—	(432)
Depreciation and amortization (JV)	(9,080)	(445)	(29)	—	—	(9,554)
Gain on sale of depreciable investment properties, net of applicable income tax provision - continuing (100%)	34,610	111	—	—	611	35,332
Gain on sale of depreciable investment properties - discontinued (100%)	—	648	—	—	—	648

Net income available to common stockholders	$75,047	$2,995	$7,658	$(113)	$(29,038)	$56,549

TOTAL ASSETS	$795,633	$245,027	$91,409	$—	$33,235	$1,165,304

INVESTMENT IN JOINT VENTURES	$109,739	$15,276	$53,488	$—	$—	$178,503

Reconciliation to Consolidated Revenues

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Rental property revenues - continuing (100%)	$32,515	$32,092	$67,620	$84,429
Development income, management fees and leasing and other fees (100%)	3,967	4,329	7,196	8,309
Residential lot and outparcel sales	4,366	1,612	8,254	5,540
Interest and other	107	1,526	555	2,581

Total consolidated revenues	$40,955	$39,559	$83,625	$100,859

Three Months Ended	Office	Retail	Land	Unallocated
June 30, 2003	Division	Division	Division	and Other	Total
Rental property revenues - continuing (100%)	$27,111	$4,981	$—	$—	$32,092
Rental property revenues - discontinued (100%)	4,255	3,557	—	—	7,812
Development income, management fees and leasing and other fees (100%)	3,932	317	80	—	4,329
Other income (100%)	—	—	1,612	1,526	3,138

Total revenues from consolidated entities	35,298	8,855	1,692	1,526	47,371

Rental property operating expenses - continuing (100%)	(8,621)	(1,727)	—	—	(10,348)
Rental property operating expenses - discontinued (100%)	(1,337)	(709)	—	—	(2,046)
Other expenses - continuing (100%)	(4,486)	(1,050)	(1,850)	(11,497)	(18,883)
Other expenses - discontinued (100%)	—	—	—	(872)	(872)
Provision for income taxes from operations - continuing (100%)	—	—	—	(537)	(537)

Total expenses from consolidated entities	(14,444)	(3,486)	(1,850)	(12,906)	(32,686)

Rental property revenues (JV)	20,040	678	—	—	20,718
Other income (JV)	—	—	1,252	—	1,252
Rental property operating expenses (JV)	(6,023)	(163)	—	—	(6,186)
Other expenses (JV)	—	—	(27)	(3,414)	(3,441)
Impairment loss on depreciable property (JV)	—	—	—	—	—

Funds from operations from unconsolidated joint ventures	14,017	515	1,225	(3,414)	12,343
Funds from operations available to common stockholders	34,871	5,884	1,067	(14,794)	27,028
Depreciation and amortization - continuing (100%)	(9,128)	(2,766)	—	—	(11,894)
Depreciation and amortization - discontinued (100%)	(545)	(377)	—	—	(922)
Depreciation and amortization (JV)	(4,458)	(222)	—	—	(4,680)
Gain on sale of depreciable investment properties, net of applicable income tax provision - continuing (100%)	461	541	—	89,954	90,956
Gain on sale of depreciable investment properties - discontinued (100%)	8,950	34,062	—	—	43,012

Net income available to common stockholders	$30,151	$37,122	$1,067	$75,160	$143,500

Six Months Ended	Office	Retail	Land	Unallocated
June 30, 2003	Division	Division	Division	and Other	Total
Rental property revenues - continuing (100%)	$73,232	$11,197	$—	$—	$84,429
Rental property revenues - discontinued (100%)	8,746	7,742	—	—	16,488
Development income, management fees and leasing and other fees (100%)	7,399	724	186	—	8,309
Other income (100%)	—	—	5,540	2,581	8,121

Total revenues from consolidated entities	89,377	19,663	5,726	2,581	117,347

Rental property operating expenses - continuing (100%)	(16,951)	(3,087)	—	—	(20,038)
Rental property operating expenses - discontinued (100%)	(2,819)	(1,544)	—	—	(4,363)
Other expenses - continuing (100%)	(8,600)	(2,366)	(5,538)	(23,549)	(40,053)
Other expenses - discontinued (100%)	—	—	—	(1,823)	(1,823)
Provision for income taxes from operations - continuing (100%)	—	—	—	(786)	(786)

Total expenses from consolidated entities	(28,370)	(6,997)	(5,538)	(26,158)	(67,063)

Rental property revenues (JV)	39,917	1,340	—	—	41,257
Other income (JV)	—	—	1,796	—	1,796
Rental property operating expenses (JV)	(12,171)	(368)	—	—	(12,539)
Other expenses (JV)	—	—	(58)	(6,633)	(6,691)
Impairment loss on depreciable property (JV)	—	—	—	(551)	(551)

Funds from operations from unconsolidated joint ventures	27,746	972	1,738	(7,184)	23,272
Funds from operations available to common stockholders	88,753	13,638	1,926	(30,761)	73,556
Depreciation and amortization - continuing (100%)	(19,689)	(5,820)	—	—	(25,509)
Depreciation and amortization - discontinued (100%)	(1,659)	(1,153)	—	—	(2,812)
Depreciation and amortization (JV)	(8,739)	(373)	—	—	(9,112)
Gain on sale of depreciable investment properties, net of applicable income tax provision - continuing (100%)	923	1,082	—	89,954	91,959
Gain on sale of depreciable investment properties - discontinued (100%)	8,950	34,062	—	—	43,012

Net income available to common stockholders	$68,539	$41,436	$1,926	$59,193	$171,094

TOTAL ASSETS	$798,764	$222,779	$53,238	$71,473	$1,146,254

INVESTMENT IN JOINT VENTURES	$128,307	$15,955	$31,482	$—	$175,744

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Three and Six Months Ended June 30, 2004 and 2003

Critical Accounting Policies:

     There has been no material change in the Company’s critical accounting policies from that disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Results of Operations:

     Financial Highlights:

•	Lease termination fees declined $17.5 million between the six months ended June 30, 2003 and 2004, primarily due to a $20 million fee recognized in 2003.

•	The Company sold five operating properties during 2003 and two in the second quarter of 2004, which reduced 2004 net income available to common stockholders as compared to 2003.

•	The Company categorized three office buildings as Held for Sale on the June 30, 2004 Consolidated Balance Sheet. The results of operations for two of these buildings were reclassified to Income from Discontinued Operations on the Consolidated Statements of Income for all periods presented. The results for the third building were not reclassified as the Company is retaining management of the property.

•	The Company purchased two office buildings in December 2003 and one in February 2004.

•	The Company opened one retail center in October 2003, a second retail center in December 2003 and one office building in January 2004.

•	The Company increased the activity level of its projects under development which increased the number of personnel at the Company, a portion of which was offset by the capitalization of salaries for development and leasing personnel who work directly on the specific projects under development.

     Rental Property Revenues. Rental property revenues increased approximately $423,000 in the three month 2004 period compared to the three month 2003 period and decreased approximately $16,809,000 in the six month 2004 period compared to the same 2003 period. Rental property revenues from the Company’s office portfolio decreased approximately $1,187,000 and $18,806,000 in the three and six month 2004 periods, respectively. Rental property revenues from 555 North Point Center East decreased approximately $1,092,000 in the three month 2004 period and increased approximately $406,000 in the six month 2004 period. The Company recognized a lease termination fee of approximately $697,000 in the second quarter of 2003, which contributed to the three month 2004 decrease. In the first quarter of 2004, the Company recognized a lease termination fee of approximately $1,642,000, which led to the six month 2004 increase. Rental property revenues from 333 North Point Center East also decreased approximately $222,000 and $595,000 in the three and six month 2004 periods, respectively. Average economic occupancy at 333 North Point Center East decreased from 74%

for the six month 2003 period to 66% for the six month 2004 period. Additionally, rental rates declined from 2003 resulting in lower rental revenues from replacement tenants in this building. Rental property revenues from One Georgia Center decreased $426,000 and $411,000 in the three and six month 2004 periods, respectively, due to a decrease in the six month average economic occupancy from 81% in 2003 to 64% in 2004. Also contributing to the 2004 decrease in rental property revenues from the office portfolio was a decrease of approximately $1,635,000 and $1,569,000 in the three and six month 2004 periods, respectively, from 333 John Carlyle and 1900 Duke Street. These two buildings were sold in May 2004 but were not reclassified to discontinued operations as the Company retained management. Rental property revenues from 55 Second Street decreased approximately $20,887,000 in the six month 2004 period, primarily due to a decrease in lease termination fees. The Company recognized a $20 million termination fee in the first quarter 2003 from Cable & Wireless Internet Services, Inc. to terminate its lease on 158,000 square feet at 55 Second Street. The Company has re-leased approximately 98,000 square feet of this space and is actively marketing the remaining space. There is no guarantee that the remaining space will be re-leased in the near future. In addition, the San Francisco market continues to be a difficult leasing market. Due to these uncertainties the Company cannot currently estimate the results of its efforts to re-lease the remaining space in 55 Second Street and the resulting impact on rental property revenues for the remainder of 2004 and beyond. Partially offsetting the decrease in rental property revenues in the office portfolio was an increase in revenues of $1,095,000 and $1,312,000 in the three and six month 2004 periods, respectively, from Frost Bank Tower, which became partially operational in January 2004. The February 2004 acquisition of Galleria 75 also contributed $344,000 and $499,000 to the three and six month 2004 periods, respectively. The December 2003 acquisition of 100 and 200 North Point Center East contributed $433,000 and $273,000 to the three month 2004 period, respectively, and $839,000 and $548,000 to the six month 2004 period, respectively, which partially offset the decrease in rental property revenues for the office portfolio.

     Rental property revenues from the Company’s retail portfolio increased approximately $1,610,000 in the three month 2004 period compared to the same period in 2003 and approximately $1,997,000 in the six month 2004 period compared to the same 2003 period. The Avenue West Cobb became partially operational in October 2003 and contributed approximately $1,249,000 and $2,403,000 to the increase in the three and six month 2004 periods, respectively. The Shops of Lake Tuscaloosa became partially operational in December 2003, which contributed approximately $193,000 and $360,000 to the three and six month 2004 increase, respectively. Rental property revenues decreased approximately $825,000, mainly due to a decrease of $676,000 in termination fees, from The Avenue of the Peninsula in the six month 2004 period, which partially offset the increase for the retail portfolio.

     Rental Property Operating Expenses. Rental property operating expenses decreased approximately $180,000 in the three month 2004 period and increased approximately $1,133,000 in the six month 2004 period. The three month 2004 decrease is primarily due to a refund of real estate taxes at 55 Second Street and a recovery of legal expenses incurred in 2003 from our insurance carrier at The Avenue of the Peninsula. The six month 2004 increase is due primarily to the three aforementioned properties becoming partially operational for financial reporting purposes and the three office buildings acquired.

     Leasing and Other Fees. Leasing and other fees decreased approximately $452,000 and $920,000 for the three and six month 2004 periods, respectively. Leasing fees decreased approximately $312,000 and $444,000 in the three and six month 2004 periods, respectively, from Cousins Properties Services LP (“CPS”), which performs third party leasing. Additionally, CPS earns brokerage commissions on sales of land. Sales of land were higher in the six month 2003 period, and, therefore, brokerage commissions decreased approximately $393,000 in the six month 2004 period.

     Residential Lot and Outparcel Sales and Cost of Sales. Residential lot and outparcel sales increased approximately $2,754,000 and $2,714,000 in the three and six month 2004 periods, respectively. The Company sold 69 and 109 lots in the three and six month 2004 periods, respectively, compared to 23 and 99 lots in the three and six month 2003 periods, respectively. The average price per lot sold was also higher in 2004. The sales prices at the residential developments vary and more sales at the higher price point developments occurred in 2004. The increase was also due to the sale of one outparcel for $800,000 in the three month 2004 period, compared to no outparcel sales in 2003.

     Residential lot and outparcel cost of sales increased approximately $1,810,000 and $1,069,000 in the three and six month 2004 periods, respectively. The increase in cost of sales is disproportionate to the increase in sales due both to fluctuations between 2003 and 2004 in the gross profit percentages used at the residential developments and the mix of sales, as each residential project has different gross profit percentages. Outparcel cost of sales also increased approximately $435,000 in 2004 from the aforementioned 2004 outparcel sale.

     Interest and Other. Interest and other income decreased approximately $1,419,000 and $2,026,000 in the three and six month 2004 periods, respectively. The decrease is due to a decrease of approximately $1,031,000 and $2,062,000 in the three and six month 2004 periods, respectively, in interest income from the 650 Massachusetts Avenue mortgage note receivable. This note was repaid in August 2003. The Company received warrants to purchase common stock of AtheroGenics in conjunction with a lease agreement with that company. Amounts recorded related to the change in fair value of the AtheroGenics warrants decreased approximately $548,000 and $173,000 in the three and six month 2004 periods, respectively. The value of the warrants changes with the price of the underlying stock.

     General and Administrative Expenses. General and administrative expenses increased approximately $961,000 and $1,730,000 in the three and six month 2004 periods, respectively. The increase in general and administrative expenses was partially due to an increase in salaries and related benefits resulting from increased personnel. Also contributing to the 2004 increase was an increase in compensation expense for restricted stock, which was granted in December 2003, of $239,000 and $484,000 in the three and six month 2004 periods, respectively. Partially offsetting the increase in general and administrative expenses was an increase of approximately $253,000 and $930,000 in the three and six month 2004 periods, respectively, in capitalized salaries for development and leasing personnel working on projects under development, which reduces general and administrative expenses. The number of projects under development increased in 2004.

     Depreciation and Amortization. Depreciation and amortization decreased approximately $1,833,000 and $3,641,000 in the three and six month 2004 periods, respectively, due primarily to write-offs of unamortized tenant improvements and leasing commissions related to certain tenants who effected early terminations of their lease obligations in 2003. Additionally, depreciation and amortization ceases on properties which are held for sale, even if the property is not reclassified to discontinued operations. Several properties, including 333 John Carlyle, 1900 Duke Street and 101 Independence Center, were included in held for sale but not discontinued

operations in 2004, which contributed to the decrease in depreciation and amortization expense between 2003 and 2004. The decrease was partially offset by the following properties becoming partially operational for financial reporting purposes: The Avenue West Cobb in October 2003, The Shops of Lake Tuscaloosa in December 2003 and Frost Bank Tower in January 2004. In addition, the Company acquired 100 and 200 North Point Center East in December 2003 and Galleria 75 in February 2004, which also partially offset the decrease in depreciation and amortization.

     Interest Expense. Interest expense decreased approximately $1,937,000 and $4,454,000 in the three and six month 2004 periods, respectively. Interest expense from continuing operations before capitalization decreased to approximately $9,701,000 and $19,588,000 in the three and six month 2004 periods, respectively, from approximately $10,063,000 and $20,694,000 in the three and six month 2003 periods, respectively. Interest expense decreased approximately $333,000 and $1,269,000 in the three and six month 2004 periods, respectively, compared to 2003 from the Company’s credit facility, due to lower amounts drawn and outstanding during 2004. Also contributing to the decrease in interest expense was an increase in interest capitalized to projects under development (a reduction of interest expense) of approximately $1,575,000 and $3,348,000 in the three and six month 2004 periods, primarily due to higher weighted average expenditures on projects under development in 2004. Interest expense also decreased approximately $416,000 and $425,000 in the three and six month 2004 periods, respectively, from the 333 John Carlyle/1900 Duke Street sale in which the buyer assumed the debt. The Company assumed the 100 and 200 North Point Center East debt in the December 2003 acquisition of these properties, which increased interest expense by approximately $437,000 and $874,000 in the three and six month 2004 periods, respectively, partially offsetting the overall decrease in interest expense.

     Income from Unconsolidated Joint Ventures. (All amounts reflect the Company’s share of joint venture income.) Income from unconsolidated joint ventures increased approximately $1,533,000 and $4,092,000 in the three and six month 2004 periods, respectively, compared to the same 2003 periods.

     Income from Temco Associates (“Temco”) decreased approximately $286,000 in the three month 2004 period and increased approximately $1,280,000 in the six month 2004 period. During the three month 2003 period, Temco exercised options to purchase and sell approximately 97 acres. CREC’s share of income from this sale was approximately $430,000. There were no such sales during the three month 2004 period. This decrease was partially offset by an increase in lot sales during the three month 2004 period. During the three month 2004 and 2003 periods, Temco had 102 and 74 lot sales, respectively. During the six month 2004 period, Temco exercised options to purchase and sell approximately 220 acres of land, from which CREC’s share of income was approximately $991,000. During the six month 2004 and 2003 periods, Temco had 261 and 193 lot sales, respectively. The increase in lot sales was the primary reason for the remaining increase in income from Temco for the six month 2004 period.

     Income from MC Dusseldorf Holdings, B.V. (“MCDH”) increased approximately $924,000 in the six month 2004 period. The Company was a 50% partner in MCDH, which owned 60% of another venture, which developed an office building in Dusseldorf, Germany. MCDH favorably settled some outstanding tax items and, as a result, the Company recognized income and a distribution in excess of the Company’s investment in MCDH.

     Income from CL Realty, L.L.C. (“CL”) increased approximately $387,000 and $953,000 in the three and six month 2004 periods, respectively. In 2003, CL had 53 lot sales in two residential communities in both the three and six month periods. In 2004, CL had 132 and 190 lot sales in two and four residential communities, respectively, in the three and six month periods, respectively. During the six month 2004 period, a joint venture in which CL invests sold 63 lots, from which CREC’s share of income was approximately $243,000.

     Income from Ten Peachtree Place Associates decreased approximately $173,000 in the three month 2004 period and increased approximately $139,000 in the six month 2004 period. The fluctuations were due to an increase in average economic occupancy at the Ten Peachtree Place building from 83% in 2003 to 100% in 2004, offset by an increase in interest expense as the venture obtained a mortgage in March 2004.

     Income from 285 Venture, LLC increased approximately $1,439,000 and $812,000 in the three and six month 2004 periods, respectively. In 2004, the Company recognized $2,488,000 as a lease termination fee for its share of the sale of a bankruptcy claim filed against Mirant Corporation (“Mirant”). The Company’s share of proceeds from the bankruptcy claim sale totaled $4,579,000. The claim consisted of two components – recovery for lost rents from vacated space and recovery for lost rents from the restructured lease, which reduced Mirant’s rental rates over its remaining term. The portion related to the restructured lease is being recognized in income evenly over three years, the remaining term of Mirant’s restructured lease ($300,000 in the second quarter of 2004).

     Income from Crawford Long – CPI, LLC decreased approximately $149,000 and $479,000 in the three and six month 2004 periods, respectively, mainly due to the mortgage note payable placed on the Emory Crawford Long Medical Office Tower in May 2003. The interest expense on this mortgage reduced the income from the venture in 2004.

     Provision for Income Taxes from Operations. The provision for income taxes from operations decreased approximately $520,000 in the three month 2004 period compared to the three month 2003 period and increased approximately $67,000 in the six month 2004 period compared to the same 2003 period. The three and six month 2004 expense was reduced by approximately $370,000 for a reversal of a previously accrued income tax estimate that is not owed. Also contributing to the three month decrease and partially offsetting the six month increase was a decrease in net income from one of CREC’s subsidiaries of approximately $346,000 and $802,000, mainly due to a decrease in leasing and other fees. Income before income taxes and gain on sale of investment properties from CREC increased in 2004, partially offsetting the decrease in the three month 2004 period and contributing to the six month 2004 increase, primarily due to increases in income from residential lot sales, net of cost of sales, and income from both Temco Associates and CL.

     Gain on Sale of Investment Properties. Gain on sale of investment properties decreased approximately $54.5 million and $53.4 million in the three and six month 2004 periods, respectively. The six month 2004 gain was $38.6 million and included the following: the May 2004 sale of the 333 John Carlyle and 1900 Duke Street office buildings ($34.5 million); the June 2004 sale of Ridenour land ($1.1 million); the sale of undeveloped land at the North Point/Westside mixed use project ($2.2 million); a true-up of gain from the 1996 sale of Lawrenceville MarketCenter as certain taxes were determined to not be owed on that transaction ($0.6 million); and the amortization of deferred gain from CP Venture ($0.2 million – see Note 5 of “Notes to Consolidated Financial Statements” in the Company’s December 31, 2003 Annual

Report). The six month 2003 gain was $92.0 million and included the following: the recognition of deferred gain as the result of a distribution from CP Venture following the sale of Mira Mesa MarketCenter ($90.0 million), and the recurring amortization of deferred gain from CP Venture ($2.0 million). See Note 5 of “Notes to Consolidated Financial Statements” in the Company’s December 31, 2003 Annual Report for more information on both components of the 2003 gain.

     Discontinued Operations. The Company sold AT&T Wireless Services Headquarters, Cerritos Corporate Center – Phase II and Mira Mesa MarketCenter in the second quarter of 2003. The Company sold Presidential MarketCenter and Perimeter Expo in the third quarter of 2003. Northside/Alpharetta I and II became held for sale in the first quarter of 2004. Additionally, the Company sold its investment in Rocky Creek Properties, which it previously consolidated, in the first quarter of 2004. SFAS No. 144 requires that office buildings and retail centers that were sold or are held for sale without any continuing involvement be treated as discontinued operations and that the results of discontinued operations and the gains on sales of discontinued operations be shown as a separate component of income in the Consolidated Statements of Income for all periods presented. See Note 6 for a detail of the components of income from discontinued operations.

     Liquidity and Capital Resources:

     Financial Condition.

     At June 30, 2004 notes payable (including held for sale properties) included the following ($ in thousands):

Floating Rate Credit Facility	$50,665
Other Debt (primarily non-recourse fixed rate mortgages)	444,603

$495,268

     At June 30, 2004, the Company’s debt was 22% of total market capitalization (shares outstanding multiplied by closing share prices on June 30, 2004 plus debt). The Company had $50.7 million drawn on its $275 million revolving credit facility as of June 30, 2004. The amount available under the facility is reduced by outstanding letters of credit, which were approximately $15.9 million at June 30, 2004. The Company renewed and recast its unsecured revolving credit facility in July 2004, increasing the size by $50 million to $325 million, with a maturity of September 2007. The previous facility was set to expire in August 2004.

     There has been no material change in the Company’s contractual obligations and commitments from that disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, except for an increase in obligations under ground leases (as disclosed in the March 31, 2004 Form 10-Q) and an increase in development commitments. The Company has increased the projects it has under development and estimates it has approximately $144.8 million of development commitments at June 30, 2004, the majority of which is planned to be incurred in the remainder of 2004 and 2005.

     The Company’s development and acquisition projects are in various planning stages. The Company currently intends to finance these projects, as well as the completion of projects currently under construction, using its existing credit facility (increasing the credit facility as required), long-term non-recourse financing on the Company’s unleveraged projects, joint ventures, project sales and other financings as market conditions warrant. In September 1996, the Company filed a shelf registration statement with the Securities and Exchange Commission (“SEC”) for the offering from time to time of up to $200 million of common stock, warrants to purchase common stock and debt securities. Approximately $68 million had previously been drawn on this shelf registration. In July 2003, the Company filed a new and amended shelf registration statement, which provided for the offering from time to time of up to $133 million (increasing the amount available by $1 million) of common stock, warrants to purchase common stock, debt securities and preferred stock. The Company issued $100 million of preferred stock in July 2003. As of June 30, 2004, approximately $33 million remained available for issuance under the shelf registration statement.

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

     The Company has sold certain assets and is currently marketing other assets for sale. However, not all of the assets being marketed may ultimately close. Net income for future periods is expected to decrease as a result of these sales. Management believes that some or all of this income will eventually be replaced as properties under development become fully operational, although there is no guarantee of this.

     Cash Flows.

     Cash Flows from Operating Activities. Net cash provided by operating activities of continuing operations decreased approximately $10.5 million in the six month 2004 period. Income from continuing operations before gain on sale of investment properties decreased approximately $8.6 million. Depreciation and amortization decreased approximately $3.6 million, as discussed in the “Results of Operations” section. Changes in other operating assets and liabilities increased approximately $1.0 million, which partially offset the above decreases in net cash provided by operating activities.

     Cash Flows from Discontinued Operations. Net cash provided by operating activities of discontinued operations decreased approximately $8.2 million in 2004 due to a higher number of discontinued properties included in the 2003 total.

     Cash Flows from Investing Activities. Net cash provided by investing activities decreased to net cash used in investing activities by approximately $140.2 million in the six month 2004 period. Expenditures on property acquisition and development increased approximately $53.0 million in 2004 due to the February 2004 acquisition of Galleria 75 and to a higher level of projects under development. Investment in notes receivable, net, increased approximately $7.2 million. The Company loaned $8.0 million to a third party in 2004, which is secured by second mortgages on three office buildings in south Florida. Other assets, net, also increased approximately $2.2 million, primarily due to an increase in predevelopment expenditures, also contributing to the change to net cash used in investing activities. Gain on sale of investment properties, including reconciling adjustments, decreased approximately $74.4 million in 2004, contributing to the change to net cash used in investing activities. Distributions in excess of income from unconsolidated joint ventures decreased approximately $20.0 million in 2004, which also contributed to the change to net cash used in investing activities. Distributions decreased approximately $17.0 million in 2004, primarily due to distributions of approximately $26.2 million in 2003 from the Crawford-Long – CPI, LLC mortgage note. Approximately $10.2 million of distributions were made from Ten Peachtree Place Associates from the proceeds of the mortgage refinancing in March 2004. Distributions also decreased approximately $2.1 million from Wildwood Associates. Investment in unconsolidated joint ventures decreased approximately $16.0 million, mainly due to a decrease of $4.3 million in contributions to Ten Peachtree Place Associates to pay for re-leasing costs at the Ten Peachtree Place office building in 2003 and to a decrease of approximately $11.6 million in contributions to CL Realty, L.L.C., which partially offset the decrease in net cash provided by investing activities.

     Cash Flows from Financing Activities. Net cash provided by financing activities increased approximately $152.4 million in the six month 2004 period. Net amounts drawn on the credit facility increased approximately $192.2 million. Also contributing to the decrease in net cash provided by financing activities was a decrease in 2004 of approximately $5.5 million in common stock repurchases. Distributions to minority partner decreased approximately $9.6 million which also contributed to the decrease in net cash used in financing activity. A distribution was made in 2003 to the Company’s partner in CP Venture, which owned Mira Mesa MarketCenter which was sold in May 2003. An increase of approximately $3.9 million in preferred dividends as a result of the July 2003 preferred stock offering partially offset the decrease in net cash provided by financing activities. An increase in repayments of notes payable of $49.8 million also partially offset the decrease in net cash provided by financing activities. The 333 John Carlyle/1900 Duke Street note payable was repaid in 2004 in conjunction with the sale of those buildings.

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

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

3.1	Restated and Amended Articles of Incorporation of the Registrant, as amended August 9, 1999 (incorporated by reference from the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2002), as further amended July 22, 2003 (incorporated by reference from the Company’s Current Report on Form 8-K dated July 23, 2003).

3.2	Bylaws of the Registrant, as amended April 29, 1993 (incorporated by reference from the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2002).

10.1	Cousins Properties Incorporated Credit Agreement dated as of July 14, 2004, among Cousins Properties Incorporated, Banks (as defined), Bank of America, N.A., as Administrative Agent, Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager, Commerzbank AG, as Syndication Agent, PNC Bank, National Association and Wells Fargo Bank, as Documentation Agents, Eurohypo AG, as Managing Agent and Other Lenders thereto.

11	Computation of Per Share Earnings*.

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	The Company furnished a Current Report on Form 8-K dated April 26, 2004, pursuant to Item 12 of Form 8-K, “Results of Operations and Financial Condition,” for the quarter ended March 31, 2004.

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

August 9, 2004