Form 10-Q
period 2004-09-30
COUSINS PROPERTIES INC
filed 2004-11-08
CIK 25232

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2004

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

     As of October 22, 2004, there were 49,803,731 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

COUSINS PROPERTIES INCORPORATED AND CONSOLIDATED ENTITIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	September 30,	December 31,
	2004	2003
	(Unaudited)
ASSETS
PROPERTIES:
Operating properties, net of accumulated depreciation of $130,828 in 2004 and $162,955 in 2003	$409,782	$686,788
Operating properties held for sale, net of accumulated depreciation of $7,354 in 2004	28,009	—
Land held for investment or future development	26,795	17,435
Projects under construction	196,226	152,042
Residential lots under development	21,451	22,496

Total properties	682,263	878,761
CASH AND CASH EQUIVALENTS, at cost which approximates market	269,317	13,061
RESTRICTED CASH	1,076	3,661
NOTES AND OTHER RECEIVABLES	26,483	19,847
INVESTMENT IN UNCONSOLIDATED JOINT VENTURES	179,852	184,221
OTHER ASSETS, including goodwill of $9,915 in 2004 and $15,696 in 2003	43,858	40,863

TOTAL ASSETS	$1,202,849	$1,140,414

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
NOTES PAYABLE	$303,654	$497,981
NOTE PAYABLE – HELD FOR SALE PROPERTY	9,554	—
ACCOUNTS PAYABLE AND ACCRUED LIABILITIES	36,330	29,909
DEPOSITS AND DEFERRED INCOME	3,598	5,341

TOTAL LIABILITIES	353,136	533,231

MINORITY INTERESTS	25,216	19,346

DEFERRED GAIN	8,787	9,060

COMMITMENTS AND CONTINGENT LIABILITIES
STOCKHOLDERS’ INVESTMENT:
7.75% series A cumulative redeemable preferred stock, $1 par value, $25 liquidation value; 20,000,000 shares authorized, 4,000,000 shares issued	100,000	100,000
Common stock, $1 par value, 150,000,000 shares authorized, 52,432,610 and 51,526,647 shares issued	52,433	51,527
Additional paid-in capital	306,417	298,542
Treasury stock at cost, 2,691,582 shares	(64,894)	(64,894)
Unearned compensation	(4,519)	(5,803)
Cumulative undistributed net income	426,273	199,405

TOTAL STOCKHOLDERS’ INVESTMENT	815,710	578,777

TOTAL LIABILITIES AND STOCKHOLDERS’ INVESTMENT	$1,202,849	$1,140,414

See notes to consolidated financial statements.

COUSINS PROPERTIES INCORPORATED AND CONSOLIDATED ENTITIES

CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
(UNAUDITED)
(In thousands, except per share amounts)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
REVENUES:
Rental property revenues	$23,607	$24,394	$79,104	$75,774
Development income	624	558	2,181	2,230
Management fees	2,242	2,227	6,456	6,519
Leasing and other fees	1,518	772	2,943	3,117
Residential lot and outparcel sales	3,341	2,833	11,595	8,373
Interest and other	1,094	1,393	1,649	3,974

	32,426	32,177	103,928	99,987

COSTS AND EXPENSES:
Rental property operating expenses	8,246	8,192	25,537	23,780
General and administrative expenses	8,431	7,331	25,019	22,189
Depreciation and amortization	8,389	8,998	27,765	30,028
Residential lot and outparcel cost of sales	2,219	1,846	7,887	6,445
Interest expense	2,753	4,583	11,916	18,163
Property taxes on undeveloped land	108	149	472	552
Other	870	578	2,220	2,326

	31,016	31,677	100,816	103,483

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND INCOME FROM UNCONSOLIDATED JOINT VENTURES	1,410	500	3,112	(3,496)
PROVISION FOR INCOME TAXES FROM OPERATIONS	(713)	(231)	(1,566)	(1,017)
INCOME FROM UNCONSOLIDATED JOINT VENTURES	106,676	6,932	124,928	21,092

INCOME FROM CONTINUING OPERATIONS BEFORE GAIN ON SALE OF INVESTMENT PROPERTIES	107,373	7,201	126,474	16,579
GAIN ON SALE OF INVESTMENT PROPERTIES, NET OF APPLICABLE INCOME TAX PROVISION	50,082	2,178	88,648	94,137

INCOME FROM CONTINUING OPERATIONS	157,455	9,379	215,122	110,716

DISCONTINUED OPERATIONS, NET OF APPLICABLE INCOME TAXES:
Income from discontinued operations	1,930	846	4,039	27,591
Gain on sale of investment properties	67,291	50,386	67,939	93,398

	69,221	51,232	71,978	120,989

NET INCOME	226,676	60,611	287,100	231,705
PREFERRED DIVIDENDS	1,937	1,421	5,812	1,421

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$224,739	$59,190	$281,288	$230,284

BASIC NET INCOME PER COMMON SHARE:
Income from continuing operations	$3.17	$.16	$4.29	$2.26
Income from discontinued operations	1.41	1.06	1.47	2.51

Basic net income available to common stockholders	$4.58	$1.22	$5.76	$4.77

DILUTED NET INCOME PER SHARE:
Income from continuing operations	$3.05	$.16	$4.14	$2.22
Income from discontinued operations	1.36	1.03	1.42	2.46

Diluted net income available to common stockholders	$4.41	$1.19	$5.56	$4.68

CASH DIVIDENDS DECLARED PER COMMON SHARE	$.37	$2.44	$1.11	$3.18

WEIGHTED AVERAGE SHARES	49,060	48,370	48,818	48,258

DILUTED WEIGHTED AVERAGE SHARES	50,943	49,643	50,633	49,205

See notes to consolidated financial statements.

COUSINS PROPERTIES INCORPORATED AND CONSOLIDATED ENTITIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
(UNAUDITED)
($ in thousands)

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations before gain on sale of investment properties	$126,474	$16,579
Adjustments to reconcile income from continuing operations before gain on sale of investment properties to net cash provided by operating activities:
Depreciation and amortization	27,765	30,028
Amortization of unearned compensation	1,224	400
Effect of recognizing rental revenues on a straight-line basis	(1,546)	(567)
Residential lot and outparcel cost of sales	6,953	5,781
Income tax benefit from stock options	2,928	785
Income from unconsolidated joint ventures	(124,928)	(21,092)
Distributions from unconsolidated joint ventures	124,928	21,092
Changes in other operating assets and liabilities:
Change in other receivables	(2,586)	918
Change in accounts payable and accrued liabilities	6,227	(5,473)

Net cash provided by operating activities of continuing operations	167,439	48,451

Net cash provided by operating activities of discontinued operations	9,046	39,307

CASH FLOWS FROM INVESTING ACTIVITIES:
Gain on sale of investment properties, net of applicable income tax provision	88,648	94,137
Gain on sale of investment properties included in discontinued operations	67,939	93,398
Gain attributable to minority partner	18,226	2,292
Adjustments to reconcile gain on sale of investment properties, net of applicable income tax provision to net cash provided by sales activities:
Cost of sales	310,792	157,537
Deferred income recognized	(10,977)	(92,189)
Property acquisition and development expenditures	(142,917)	(68,847)
Distributions in excess of income from unconsolidated joint ventures	29,918	29,783
Investment in unconsolidated joint ventures, including interest capitalized to equity investments	(14,845)	(28,286)
Investment in notes receivable	(8,000)	(820)
Collection of notes receivable	6	27,134
Change in other assets, net	(10,156)	(3,740)
Change in restricted cash	2,585	(1,056)

Net cash provided by investing activities	331,219	209,343

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facility	404,560	106,291
Repayment of credit facility	(404,560)	(265,448)
Common stock sold, net of expenses	5,913	7,602
Preferred stock sold, net of expenses	—	96,385
Common stock repurchases	—	(5,538)
Preferred dividends	(5,812)	—
Common dividends	(54,420)	(154,242)
Proceeds from other notes payable	—	307
Distribution to minority partner	(12,356)	(9,637)
Repayment of other notes payable	(184,773)	(32,808)

Net cash used in financing activities	(251,448)	(257,088)

NET INCREASE IN CASH AND CASH EQUIVALENTS	256,256	40,013
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	13,061	6,655

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$269,317	$46,668

See notes to consolidated financial statements.

COUSINS PROPERTIES INCORPORATED AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004
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

     The Consolidated Financial Statements were prepared by the Company without audit, but in the opinion of management reflect all adjustments necessary (which adjustments are of a normal and recurring nature) for the fair presentation of the Company’s financial position as of September 30, 2004 and results of operations for the three and nine month periods ended September 30, 2004 and 2003. Results of operations for the interim 2004 periods are not necessarily indicative of results expected for the full year. While certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, the Company believes that the disclosures herein are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. The accounting policies employed are the same as those shown in Note 1 to the Consolidated Financial Statements included in such Form 10-K. Certain 2003 amounts have been reclassified to conform with the 2004 presentation.

2. SUPPLEMENTAL INFORMATION CONCERNING CASH FLOWS

     Interest paid (net of $10,551,000 and $6,369,000 capitalized in 2004 and 2003, respectively) and income taxes paid, net of amounts refunded, were as follows for the nine months ended September 30, 2004 and 2003 ($ in thousands):

	2004	2003
Interest paid	$19,035	$26,311
Income taxes paid, net	$587	$930

     In the first nine months of 2004, approximately $334,000 was transferred from Land Held for Investment or Future Development to Projects Under Construction for development of the 51,000 square foot Inhibitex building at the Company’s North Point/West Side mixed use project. Approximately $1,066,000 was transferred from Land Held for Investment or Future Development to Residential Lots Under Development for construction of the last phase of the River’s Call residential development. Additionally, approximately $28,009,000 was transferred from Operating Properties to Operating Properties Held for Sale for the Northside/Alpharetta I and II medical office buildings, and approximately $40,001,000 was transferred from Projects Under Construction to Operating Properties for The Avenue West Cobb and The Shops of Lake Tuscaloosa. Additionally, approximately $2,000 of Common Stock and $58,000 of Additional Paid-in Capital was offset against Unearned Compensation due to 2004 forfeitures of Restricted Stock.

3. NOTES PAYABLE AND INTEREST EXPENSE

     The following table summarizes the terms of the notes payable outstanding at September 30, 2004 ($ in thousands):

		Term/
		Amortization		Balance at
		Period	Final	September 30,
Description	Rate	(Years)	Maturity	2004
Credit facility (a maximum of $325,000), unsecured	Floating based on LIBOR	3/N/A	9/14/07	$—
Note secured by Company’s interest in CSC Associates, L.P.	6.958%	10/20	3/01/12	144,376
The Avenue East Cobb mortgage note	8.39%	10/30	8/01/10	37,594
333/555 North Point Center East mortgage note	7.00%	10/30	11/01/11	30,996
Meridian Mark Plaza mortgage note	8.27%	10/28	10/01/10	24,400
100/200 North Point Center East mortgage note	7.86%	10/25	8/01/07	22,365
Note payable, unsecured (formerly Perimeter Expo mortgage note)	8.04%	10/30	8/15/05	19,214
600 University Park Place mortgage note	7.38%	10/30	8/10/11	13,559
Lakeshore Park Plaza mortgage note	6.78%	10/30	11/01/08	9,681
Other miscellaneous notes	Various	Various	Various	1,469

	Notes payable			$303,654

Northside/Alpharetta I mortgage note	7.70%	8/28	1/01/06	9,554

	Note payable - held for sale property			$9,554

     In July 2004, the Company renewed and recast its unsecured revolving credit facility, increasing the size by $50 million to $325 million (which can be increased to $400 million under certain circumstances). The new maturity date is September 2007. The previous credit facility was set to expire in August 2004.

     For the three and nine months ended September 30, 2004, interest expense was recorded as follows ($ in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Continuing operations	$2,753	$4,583	$11,916	$18,163
Discontinued operations	1,780	2,293	5,808	7,436
Interest capitalized	3,778	2,944	10,551	6,369

	$8,311	$9,820	$28,275	$31,968

     During the first nine months of 2004, interest was capitalized to the Company’s projects under construction and probable predevelopment projects, which had an average outstanding balance of approximately $179.5 million.

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

     Weighted average shares and diluted weighted average shares are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Weighted average shares	49,060	48,370	48,818	48,258
Dilutive potential common shares	1,883	1,273	1,815	947

Diluted weighted average shares	50,943	49,643	50,633	49,205

Anti-dilutive options not included	—	—	30	782

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

     For purposes of the pro forma disclosures required by SFAS No. 123 and SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” the Company has computed the value of all stock grants and stock options granted during the three and nine months ended September 30, 2004 and 2003 (there were no grants during the three month 2004 period) using the Black-Scholes option pricing model with the following weighted average assumptions and results:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Assumptions
Risk-free interest rate	—	4.32%	3.82%	3.95%
Assumed dividend yield	—	5.20%	4.50%	6.16%
Assumed lives of option awards	—	8 years	8 years	8 years
Assumed volatility	—	0.186	0.183	0.190
Results
Weighted average fair value of options granted per share	—	$3.24	$4.03	$2.02

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

     If the Company had accounted for its stock-based compensation awards in 2004 and 2003 in accordance with SFAS No. 123, pro forma results would have been as follows ($ in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income available to common stockholders, as reported	$224,739	$59,190	$281,288	$230,284
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	381	149	1,142	368
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	(936)	(781)	(2,962)	(2,022)

Pro forma net income available to common stockholders	$224,184	$58,558	$279,468	$228,630

Net income per share:
Basic — as reported	$4.58	$1.22	$5.76	$4.77

Basic — pro forma	$4.57	$1.21	$5.72	$4.74

Diluted — as reported	$4.41	$1.19	$5.56	$4.68

Diluted — pro forma	$4.41	$1.18	$5.54	$4.65

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

     In the second quarter of 2003, the Company sold AT&T Wireless Services Headquarters, Cerritos Corporate Center — Phase II (collectively called “Cerritos”) and Mira Mesa MarketCenter. In the third quarter of 2003, the Company sold Presidential MarketCenter and Perimeter Expo. The results of operations and gains on sale for these properties are included in Discontinued Operations in the accompanying 2003 Consolidated Statements of Income. Additionally, a deferred gain of approximately $90 million was recognized in Gain on Sale of Investment Properties in the nine months ended September 30, 2003 related to a distribution of proceeds from the sale of Mira Mesa MarketCenter (see Note 5, “CP Venture, CP Venture Two LLC and CP Venture Three LLC”, to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 for more information).

     In the first quarter of 2004, the Company determined that Northside/Alpharetta I and II, two 103,000 square foot and 198,000 square foot, respectively, medical office buildings in suburban Atlanta, Georgia, met the qualifications of discontinued operations in accordance with SFAS No. 144. The results of operations for these properties were reclassified to Income from Discontinued Operations for all periods presented in the accompanying Consolidated Statements of Income. The corresponding real estate assets of both properties and the note payable related to Northside/Alpharetta I were categorized as Operating Properties Held for Sale in the accompanying 2004 Consolidated Balance Sheet. Northside/Alpharetta I and II were sold in November 2004. Also in the first quarter of 2004, the Company disposed of its 75% investment in Rocky Creek Properties, which was previously consolidated with the Company’s operations. The results of operations for this entity were reclassified as Income from Discontinued Operations for all periods presented, and the gain on sale was reflected in Discontinued Operations. In the third quarter of 2004, the Company determined that 101 Second Street, a 387,000 square foot office building in San Francisco, California, and 55 Second Street, a 379,000 square foot office building also in San Francisco, California, met the qualifications of discontinued operations. Both of these entities are owned in consolidated ventures in which the partner receives a participation in the results of operations and gain on sale after certain thresholds are met. These properties were sold in the third quarter of 2004 and the results of operations were reclassified to Income from Discontinued Operations for all periods presented and the gain on sale, net of the partner’s participation, was included in Discontinued Operations.

     The following table details the adjustments made to the Consolidated Statements of Income ($ in thousands) to reclassify the results of operations for properties to Discontinued Operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Rental property revenues	$7,269	$10,304	$22,556	$59,841
Rental property operating expenses	2,556	3,268	7,609	12,081
Depreciation and amortization	1,003	3,897	5,100	12,361
Interest expense	1,780	2,293	5,808	7,436
Minority interest	—	—	—	372

Income from discontinued operations	$1,930	$846	$4,039	$27,591

     The gain on sale of the properties included in Discontinued Operations described above is as follows ($ in thousands):

	2004	2003
Rocky Creek Properties	$648	$—
101 Second Street	45,659	—
55 Second Street	21,632	—
Mira Mesa MarketCenter	—	35,018
Cerritos	—	8,950
Presidential MarketCenter	—	22,468
Perimeter Expo	—	26,962

	$67,939	$93,398

     In the first quarter of 2004, the Company determined that 333 John Carlyle and 1900 Duke Street, two 153,000 square foot and 97,000 square foot, respectively, office buildings in Alexandria, Virginia, met the qualifications of held for sale properties. These properties were sold in the second quarter of 2004. The Company retained management of these properties and therefore results of operations and gain on sale for these properties were not included in Discontinued Operations. In the second quarter of 2004, the Company determined that 101 Independence Center, a 526,000 square foot office building in Charlotte, North Carolina, met the qualifications of a held for sale property. This property was sold in the third quarter of 2004, but the results of operations and gain on sale were not reclassified to Discontinued Operations as the Company also retained management of this property.

     The gain on sale of the properties described herein which were not included in discontinued operations is as follows ($ in thousands):

	2004	2003
333 John Carlyle/1900 Duke Street	$34,528	$—
101 Independence Center	35,813	—
CP Venture deferred gain	273	92,190
Wildwood land deferred gain	10,704	—
Other gain	7,330	1,947

	$88,648	$94,137

     In June 2004, the Company determined that The Pinnacle, a 423,000 square foot office building, and Two Live Oak Center, a 279,000 square foot office building, both in Atlanta, Georgia, met the qualifications of held for sale properties. These properties were owned by Cousins LORET Venture, L.L.C., a venture in which the Company has a 50% ownership interest. The Pinnacle and Two Live Oak Center were sold in the third quarter of 2004, but the results of operations and gain on sale were not reclassified to Discontinued Operations as the buildings were owned in a joint venture and the Company retained management of these properties. In the third quarter of 2004, CPI/FSP I, L.P, a joint venture in which the Company is a 50% partner, sold Austin Research Park - Buildings III and IV, two 174,000 and 184,000 square foot, respectively, office buildings in Austin, Texas. The results of operations and gain on sale were not reclassified to Discontinued Operations as the properties were owned in a joint venture and the Company retained management.

     In the third quarter of 2004, Wildwood Associates, a joint venture in which the Company has a 50% ownership interest, determined that the following office buildings located in Atlanta, Georgia met the qualifications of held for sale properties:

Property Name	Rentable Square Feet
2500 Windy Ridge Parkway	316,000
4100 Wildwood Parkway	100,000
4200 Wildwood Parkway	256,000
4300 Wildwood Parkway	150,000

     These properties were sold in the third quarter of 2004. The results of operations for these properties and the gain on sale were not included in Discontinued Operations as the buildings were owned in a joint venture and the Company retained management of these properties. When the Company and its partner, IBM, formed Wildwood Associates, the Company mainly contributed undeveloped land and IBM mainly contributed cash. The fair value of the land at the time of contribution was higher than the Company’s basis in the land and the resulting step-up in basis was deferred by the Company. A portion of this basis differential was recognized upon the sale of the above mentioned properties in the third quarter of 2004, resulting in approximately $10.7 million being recognized as Gain on Sale of Investment Properties in the accompanying 2004 Consolidated Statements of Income.

     Two other office buildings and the stand-alone retail sites owned by Wildwood Associates were also deemed to be held for sale as of September 30, 2004. There is no effect on the September 30, 2004 Consolidated Financial Statements of the Company, as these properties were owned in a joint venture and the Company is retaining management of these properties. In October 2004, these properties, which included 2300 Windy Ridge Parkway, a 635,000 square foot office building, 3200 Windy Hill Road, a 698,000 square foot office building, and approximately 15 acres of stand-alone retail sites under ground leases, all in Atlanta, Georgia, were sold to an unrelated third party. Additionally, the Company has a 50% ownership interest in CC-JM II Associates, which owned John Marshall-II, a 224,000 square foot office building in Tysons Corner, Virginia. This property went under contract and was sold in October 2004 to an unrelated third party.

     As a result of the 2004 asset sales, the Company announced in October 2004 that it plans to pay a special dividend to its common stockholders of $7.15 per share, which equals approximately $356 million, in November 2004.

7. REPORTABLE SEGMENTS

     The Company has four reportable segments: the Office Division, Retail Division, Land Division and Industrial Division. The Company formed the Industrial Division in 2004, and it has had an immaterial level of operations through September 30, 2004. The Office, Retail and Industrial Divisions develop, lease and manage office buildings, retail centers and industrial properties, respectively. The Land Division owns various tracts of strategically located land which is being held for investment or future development. The Land Division also develops single-family residential communities which are parceled into lots or tracts and sold to various home builders or other commercial developers. The Company’s reportable segments are based on the type of product the division provides. The divisions are managed separately because each product they provide has separate and distinct development issues, leasing and/or sales strategies and management issues. The segment Unallocated and Other consists of general corporate overhead costs not specific to any segment and is mainly comprised of interest expense, as financing decisions are not generally made at the reportable segment level.

     The management of the Company evaluates the performance of its reportable segments based on funds from operations available to common stockholders (“FFO”). The Company calculates FFO using the National Association of Real Estate Investment Trusts (“NAREIT”) definition of FFO, which is net income available to common stockholders (computed in accordance with GAAP), excluding extraordinary items, cumulative effect of change in accounting principle and gains or losses from sales of depreciable property, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures to reflect FFO on the same basis. Impairment losses are included in FFO.

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

Three Months Ended	Office	Retail	Land	Industrial	Unallocated
September 30, 2004	Division	Division	Division	Division	and Other	Total
Rental property revenues – continuing (100%)	$16,909	$6,698	$—	$—	$—	$23,607
Rental property revenues – discontinued (100%)	7,269	—	—	—	—	7,269
Development income, management fees and leasing and other fees (100%)	3,881	317	186	—	—	4,384
Other income (100%)	—	—	3,341	—	1,094	4,435

Total revenues from consolidated entities	28,059	7,015	3,527	—	1,094	39,695

Rental property operating expenses – continuing (100%)	(6,337)	(1,909)	—	—	—	(8,246)
Rental property operating expenses – discontinued (100%)	(2,556)	—	—	—	—	(2,556)
Other expenses – continuing (100%)	(3,764)	(1,825)	(3,069)	(275)	(6,107)	(15,040)
Other expenses – discontinued (100%)	—	—	—	—	(1,780)	(1,780)
Provision for income taxes from operations – continuing (100%)	—	—	—	—	(713)	(713)

Total expenses from consolidated entities	(12,657)	(3,734)	(3,069)	(275)	(8,600)	(28,335)

Rental property revenues (JV)	17,149	677	—	—	—	17,826
Other income (JV)	—	—	1,888	—	—	1,888
Rental property operating expenses (JV)	(5,479)	(168)	—	—	—	(5,647)
Other expenses (JV)	—	—	(39)	—	(2,951)	(2,990)

Funds from operations from unconsolidated joint ventures	11,670	509	1,849	—	(2,951)	11,077
Gain on sale of undepreciated investment properties	5,352	—	3,484	—	—	8,836
Preferred stock dividends	—	—	—	—	(1,937)	(1,937)

Funds from operations available to common stockholders	32,424	3,790	5,791	(275)	(12,394)	29,336
Depreciation and amortization – continuing (100%)	(5,253)	(2,477)	—	—	—	(7,730)
Depreciation and amortization – discontinued (100%)	(1,003)	—	—	—	—	(1,003)
Depreciation and amortization (JV)	(3,462)	(222)	(17)	—	—	(3,701)
Gain on sale of depreciable investment properties, net of applicable income tax provision – continuing (100%)	41,194	52	—	—	—	41,246
Gain on sale of depreciable investment properties, net of applicable income tax provision – discontinued (100%)	67,291	—	—	—	—	67,291
Gain on sale of depreciable investment properties, net of applicable income tax provision (JV)	99,300	—	—	—	—	99,300

Net income available to common stockholders	$230,491	$1,143	$5,774	$(275)	$(12,394)	$224,739

Nine Months Ended	Office	Retail	Land	Industrial	Unallocated
September 30, 2004	Division	Division	Division	Division	and Other	Total
Rental property revenues – continuing (100%)	$59,212	$19,892	$—	$—	$—	$79,104
Rental property revenues – discontinued (100%)	22,532	24	—	—	—	22,556
Development income, management fees and leasing and other fees (100%)	9,670	1,026	884	—	—	11,580
Other income (100%)	—	800	10,795	—	1,649	13,244

Total revenues from consolidated entities	91,414	21,742	11,679	—	1,649	126,484

Rental property operating expenses – continuing (100%)	(20,120)	(5,417)	—	—	—	(25,537)
Rental property operating expenses – discontinued (100%)	(7,607)	(2)	—	—	—	(7,609)
Other expenses – continuing (100%)	(12,313)	(5,666)	(9,859)	(388)	(21,282)	(49,508)
Other expenses – discontinued (100%)	—	—	—	—	(5,808)	(5,808)
Provision for income taxes from operations – continuing (100%)	—	—	—	—	(1,566)	(1,566)

Total expenses from consolidated entities	(40,040)	(11,085)	(9,859)	(388)	(28,656)	(90,028)

Rental property revenues (JV)	58,353	2,021	—	—	—	60,374
Other income (JV)	—	—	6,072	—	924	6,996
Rental property operating expenses (JV)	(17,738)	(517)	—	—	—	(18,255)
Other expense (JV)	—	—	(84)	—	(10,148)	(10,232)

Funds from operations from unconsolidated joint ventures	40,615	1,504	5,988	—	(9,224)	38,883
Gain on sale of undepreciated investment properties	6,400	—	5,670	—	—	12,070
Preferred stock dividends	—	—	—	—	(5,812)	(5,812)

Funds from operations available to common stockholders	98,389	12,161	13,478	(388)	(42,043)	81,597
Depreciation and amortization – continuing (100%)	(17,604)	(8,167)	—	—	—	(25,771)
Depreciation and amortization – discontinued (100%)	(5,100)	—	—	—	—	(5,100)
Depreciation and amortization (JV)	(12,542)	(667)	(46)	—	—	(13,255)
Gain on sale of depreciable investment properties, net of applicable income tax provision – continuing (100%)	75,803	164	—	—	611	76,578
Gain on sale of depreciable investment properties, net of applicable income tax provision – discontinued (100%)	67,291	648	—	—	—	67,939
Gain on sale of depreciable investment properties, net of applicable income tax provision (JV)	99,300	—	—	—	—	99,300

Net income available to common stockholders	$305,537	$4,139	$13,432	$(388)	$(41,432)	$281,288

TOTAL ASSETS	$540,693	$262,950	$98,468	$100	$300,638	$1,202,849

INVESTMENT IN JOINT VENTURES	$105,266	$15,151	$59,435	$—	$—	$179,852

Reconciliation to Consolidated Revenues

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Rental property revenues — continuing (100%)	$23,607	$24,394	$79,104	$75,774
Development income, management fees and leasing and other fees (100%)	4,384	3,557	11,580	11,866
Residential lot and outparcel sales	3,341	2,833	11,595	8,373
Interest and other	1,094	1,393	1,649	3,974

Total consolidated revenues	$32,426	$32,177	$103,928	$99,987

Three Months Ended	Office	Retail	Land	Unallocated
September 30, 2003	Division	Division	Division	and Other	Total
Rental property revenues — continuing (100%)	$19,348	$5,046	$—	$—	$24,394
Rental property revenues — discontinued (100%)	9,057	1,247	—	—	10,304
Development income, management fees and leasing and other fees (100%)	2,775	524	258	—	3,557
Other income (100%)	—	—	2,833	1,393	4,226

Total revenues from consolidated entities	31,180	6,817	3,091	1,393	42,481

Rental property operating expenses — continuing (100%)	(6,585)	(1,607)	—	—	(8,192)
Rental property operating expenses — discontinued (100%)	(3,027)	(241)	—	—	(3,268)
Other expenses — continuing (100%)	(5,170)	(2,032)	(2,615)	(5,338)	(15,155)
Other expenses — discontinued (100%)	—	—	—	(2,293)	(2,293)
Provision for income taxes from operations — continuing (100%)	—	—	—	(231)	(231)

Total expenses from consolidated entities	(14,782)	(3,880)	(2,615)	(7,862)	(29,139)

Rental property revenues (JV)	20,135	659	—	—	20,794
Other income (JV)	—	—	861	—	861
Rental property operating expenses (JV)	(6,285)	(163)	—	—	(6,448)
Other expenses (JV)	—	—	(43)	(3,582)	(3,625)

Funds from operations from unconsolidated joint ventures	13,850	496	818	(3,582)	11,582
Gain on sale of undepreciated investment properties	—	—	1,947	—	1,947
Preferred stock dividends	—	—	—	(1,421)	(1,421)

Funds from operations available to common stockholders	30,248	3,433	3,241	(11,472)	25,450
Depreciation and amortization — continuing (100%)	(5,862)	(2,468)	—	—	(8,330)
Depreciation and amortization — discontinued (100%)	(3,852)	(45)	—	—	(3,897)
Depreciation and amortization (JV)	(4,428)	(222)	—	—	(4,650)
Gain on sale of depreciable investment properties, net of applicable income tax provision — continuing (100%)	106	125	—	—	231
Gain on sale of depreciable investment properties, net of applicable income tax provision — discontinued (100%)	—	50,386	—	—	50,386

Net income available to common stockholders	$16,212	$51,209	$3,241	$(11,472)	$59,190

Nine Months Ended	Office	Retail	Land	Unallocated
September 30, 2003	Division	Division	Division	and Other	Total
Rental property revenues — continuing (100%)	$59,531	$16,243	$—	$—	$75,774
Rental property revenues — discontinued (100%)	50,852	8,989	—	—	59,841
Development income, management fees and leasing and other fees (100%)	10,360	1,248	258	—	11,866
Other income (100%)	—	—	8,373	3,974	12,347

Total revenues from consolidated entities	120,743	26,480	8,631	3,974	159,828

Rental property operating expenses — continuing (100%)	(19,086)	(4,694)	—	—	(23,780)
Rental property operating expenses — discontinued (100%)	(10,296)	(1,785)	—	—	(12,081)
Other expenses — continuing (100%)	(14,602)	(5,758)	(8,980)	(22,176)	(51,516)
Other expenses — discontinued (100%)	—	—	—	(7,808)	(7,808)
Provision for income taxes from operations — continuing (100%)	—	—	—	(1,017)	(1,017)

Total expenses from consolidated entities	(43,984)	(12,237)	(8,980)	(31,001)	(96,202)

Rental property revenues (JV)	59,505	1,999	547	—	62,051
Other income (JV)	—	—	2,669	—	2,669
Rental property operating expenses (JV)	(18,481)	(525)	—	—	(19,006)
Other expenses (JV)	—	—	(112)	(10,197)	(10,309)
Impairment loss on depreciable property (JV)	(551)	—	—	—	(551)

Funds from operations from unconsolidated joint ventures	40,473	1,474	3,104	(10,197)	34,854
Gain on sale of undepreciated investment properties	—	—	1,947	—	1,947
Preferred stock dividends	—	—	—	(1,421)	(1,421)

Funds from operations available to common stockholders	117,232	15,717	4,702	(38,645)	99,006
Depreciation and amortization — continuing (100%)	(19,898)	(8,289)	—	—	(28,187)
Depreciation and amortization — discontinued (100%)	(11,163)	(1,198)	—	—	(12,361)
Depreciation and amortization (JV)	(13,167)	(595)	—	—	(13,762)
Gain on sale of depreciable investment properties, net of applicable income tax provision — continuing (100%)	1,033	1,212	—	89,945	92,190
Gain on sale of depreciable investment properties, net of applicable income tax provision — discontinued (100%)	8,950	84,448	—	—	93,398

Net income available to common stockholders	$82,987	$91,295	$4,702	$51,300	$230,284

TOTAL ASSETS	$783,433	$190,711	$64,017	$98,713	$1,136,874

INVESTMENT IN JOINT VENTURES	$129,101	$15,883	$39,035	$—	$184,019

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Three and Nine Months Ended September 30, 2004 and 2003

Critical Accounting Policies:

     There has been no material change in the Company’s critical accounting policies from that disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Results of Operations:

     Financial Highlights:

•	Lease termination fees declined $18.2 million between the nine months ended September 30, 2003 and 2004, primarily due to a $20 million fee recognized in 2003.

•	The Company sold five operating properties during 2003, two in the second quarter of 2004 and eleven in the third quarter of 2004 (eight of which were owned in joint ventures).

•	The Company categorized two office buildings as Held for Sale on the September 30, 2004 Consolidated Balance Sheet. The results of operations for these buildings were reclassified to Income from Discontinued Operations on the Consolidated Statements of Income for all periods presented.

•	The Company purchased two office buildings in December 2003 and one in February 2004.

•	The Company opened one retail center in October 2003, a second retail center in December 2003 and one office building in January 2004.

•	The Company increased the activity level of its projects under development which increased the number of personnel at the Company, a portion of which was offset by the capitalization of salaries for development and leasing personnel who work directly on the specific projects under development.

     Rental Property Revenues. Rental property revenues decreased approximately $787,000 in the three month 2004 period compared to the three month 2003 period and increased approximately $3,330,000 in the nine month 2004 period compared to the same 2003 period. Rental property revenues from the Company’s office portfolio decreased approximately $2,439,000 and $319,000 in the three and nine month 2004 periods, respectively. Rental property revenues from One Georgia Center decreased approximately $396,000 and $807,000 in the three and nine month 2004 periods, respectively, due to a decrease in the nine month average economic occupancy from 80% in 2003 to 57% in 2004. Also contributing to the 2004 decrease in rental property revenues from the office portfolio was a decrease of approximately $2,037,000 and $3,606,000 in the three and nine month 2004 periods, respectively, from 333 John Carlyle and 1900 Duke Street. These two buildings were sold in May 2004 but were not reclassified to discontinued operations as the Company retained management. Rental property revenues from 101 Independence Center decreased approximately $2,328,000 and $2,270,000 in the three and nine month 2004 periods, respectively. This property was sold in July 2004, but the Company also retained management and operations were not reclassified to discontinued. Partially offsetting the decrease in rental property revenues in the office portfolio was an increase in revenues of $1,716,000 and $3,028,000 in the three and nine month 2004 periods, respectively, from Frost Bank Tower, which became partially operational in January 2004. The February 2004 acquisition of Galleria 75 also contributed $352,000 and $851,000 to the three and nine month 2004 periods, respectively. The December 2003 acquisition of 100 and 200 North Point Center East contributed $493,000 and $289,000 to the three month 2004 period, respectively, and $1,332,000 and $837,000 to the nine month 2004 period, respectively.

     Rental property revenues from the Company’s retail portfolio increased approximately $1,652,000 in the three month 2004 period compared to the same period in 2003 and approximately $3,649,000 in the nine month 2004 period compared to the same 2003 period. The Avenue West Cobb became partially operational in October 2003 and contributed approximately $1,400,000 and $3,803,000 to the increase in the three and nine month 2004 periods, respectively. The Shops of Lake Tuscaloosa became partially operational in December 2003, which contributed approximately $197,000 and $558,000 to the three and nine month 2004 increase, respectively. Rental property revenues from The Avenue of the Peninsula decreased approximately $861,000 in the nine month 2004 period, mainly due to a decrease of $639,000 in termination fees, which partially offset the increase for the retail portfolio.

     Rental Property Operating Expenses. Rental property operating expenses increased approximately $54,000 and $1,757,000 in the three and nine month 2004 periods, respectively. The 2004 increase is due primarily to the aforementioned three properties becoming partially operational for financial reporting purposes and the three office buildings acquired. The increase was partially offset by the previously mentioned sold properties which were not included in discontinued operations: 333 John Carlyle, 1900 Duke Street and 101 Independence Center.

     Leasing and Other Fees. Leasing and other fees increased approximately $746,000 in the three month 2004 period and decreased approximately $174,000 in the nine month 2004 period. The Company recognized a transaction fee of approximately $780,000 in the three month 2004 period for brokering the sale of The Pinnacle and Two Live Oak Center, which were owned by Cousins LORET Venture, L.L.C. This increase was offset by a decrease of approximately $484,000 for the nine month 2004 period from commissions from land sales brokered by Cousins Properties Services (“CPS”) and a decrease of approximately $305,000 in the nine month 2004 for third party leasing fees at CPS.

     Residential Lot and Outparcel Sales and Cost of Sales. Residential lot and outparcel sales increased approximately $508,000 and $3,222,000 in the three and nine month 2004 periods, respectively. The Company sold 30 and 139 lots in the three and nine month 2004 periods, respectively, compared to 26 and 125 lots in the three and nine month 2003 periods, respectively. The average price per lot sold was also higher in 2004. The sales prices at the residential developments vary and more sales at the higher price point developments occurred in 2004. The increase was also due to the sale of one outparcel for $800,000 in the nine month 2004 period, compared to no outparcel sales in 2003.

     Residential lot and outparcel cost of sales increased approximately $373,000 and $1,442,000 in the three and nine month 2004 periods, respectively. The increase in cost of sales is disproportionate to the increase in sales due both to fluctuations between 2003 and 2004 in the gross profit percentages used at the residential developments and the mix of sales, as each residential project has different gross profit percentages. Outparcel cost of sales also increased approximately $435,000 in 2004 from the aforementioned 2004 outparcel sale.

     Interest and Other. Interest and other income decreased approximately $299,000 and $2,325,000 in the three and nine month 2004 periods, respectively. The decrease is due to a decrease of approximately $1,119,000 and $3,181,000 in the three and nine month 2004 periods, respectively, in interest income from the 650 Massachusetts Avenue mortgage note receivable. This note was repaid in August 2003. The Company entered into an $8 million note receivable in 2004 with America Capital Partners, which increased interest income approximately $256,000 and $518,000 in the three and nine month 2004 periods, respectively, and partially offset the decrease in interest and other income. Additionally, the Company received warrants to purchase common stock of AtheroGenics in conjunction with a lease agreement with that company. Amounts recorded related to the change in fair value of the AtheroGenics warrants increased approximately $551,000 and $379,000 in the three and nine month 2004 periods, respectively. The value of the warrants changes with the price of the underlying stock.

     General and Administrative Expenses. General and administrative expenses increased approximately $1,100,000 and $2,830,000 in the three and nine month 2004 periods, respectively. The increase in general and administrative expenses was partially due to an increase in salaries and related benefits resulting from increased personnel. Also contributing to the 2004 increase was an increase in compensation expense for restricted stock, which was granted in December 2003, of $242,000 and $727,000 in the three and nine month 2004 periods, respectively. The Company also had increased expenses for its Sarbanes-Oxley 404 initiative of approximately $410,000 and $640,000 in the three and nine months 2004 periods, respectively. Partially offsetting the increase in general and administrative expenses was an increase of approximately $811,000 and $1,741,000 in the three and nine month 2004 periods, respectively, in capitalized salaries for development and leasing personnel working on projects under development, which reduces general and administrative expenses. The number of projects under development increased in 2004.

     Depreciation and Amortization. Depreciation and amortization decreased approximately $609,000 and $2,263,000 in the three and nine month 2004 periods, respectively, due partially to write-offs of unamortized tenant improvements and leasing commissions related to certain tenants who effected early terminations of their lease obligations in 2003. Additionally, depreciation and amortization ceases on properties which are held for sale, even if the property is not reclassified to discontinued operations. Several properties, including 333 John Carlyle, 1900 Duke Street and 101 Independence Center, were included as held for sale for a period in 2004 before they were sold, but their operations were not reclassified to discontinued operations, which contributed to the decrease in depreciation and amortization expense. The decrease was partially offset by three properties becoming partially operational for financial reporting purposes (The Avenue West Cobb, The Shops of Lake Tuscaloosa and Frost Bank Tower). In addition, the acquisitions of 100 and 200 North Point Center East and Galleria 75 also partially offset the decrease in depreciation and amortization.

     Interest Expense. Interest expense decreased approximately $1,830,000 and $6,247,000 in the three and nine month 2004 periods, respectively. Interest expense from continuing operations before capitalization decreased to approximately $6,531,000 and $22,467,000 in the three and nine month 2004 periods, respectively, from approximately $7,527,000 and $24,532,000 in the three and nine month 2003 periods, respectively. Interest expense decreased approximately $1,230,000 in the nine month 2004 period compared to 2003 from the Company’s credit facility, due to lower amounts drawn and outstanding during 2004. Interest expense also decreased approximately $854,000 and $1,279,000 in the three and nine month 2004 periods, respectively, and $646,000 and $689,000 in the three and nine month 2004 periods, respectively, from the payoff of the 333 John Carlyle/1900 Duke Street and 101 Independence Center notes payable, respectively. Both of these properties were sold in 2004 but were not included in discontinued operations as the Company retained management of these properties. Contributing to the overall decrease in interest expense was an increase in interest capitalized to projects under development (a reduction of interest expense) of approximately $834,000 and $4,182,000 in the three and nine month 2004 periods, respectively, primarily due to higher weighted average expenditures on projects under development in 2004. Partially offsetting the decrease in interest expense was the assumption of the 100 and 200 North Point Center East debt in the December 2003 acquisition of these properties, which increased interest expense by approximately $442,000 and $1,316,000 in the three and nine month 2004 periods, respectively.

     Income from Unconsolidated Joint Ventures. (All amounts reflect the Company’s share of joint venture income.) Income from unconsolidated joint ventures increased approximately $99,744,000 and $103,836,000 in the three and nine month 2004 periods, respectively, compared to the same 2003 periods.

     Income from Wildwood Associates increased approximately $41,628,000 and $41,929,000 in the three and nine month 2004 periods, respectively. The increase was due to $41,577,000 in gain on sale of investment properties. Wildwood Associates sold 2500 Windy Ridge Parkway, and 4100, 4200 and 4300 Wildwood Parkway in the third quarter of 2004 (see Note 6 to the Consolidated Financial Statements contained in this report).

     Income from Cousins LORET Venture, L.L.C. increased approximately $45,743,000 and $45,849,000 in the three and nine month 2004 periods, respectively. The increase was due to $45,364,000 in gain on sale of investment property. The venture sold The Pinnacle and Two Live Oak Center in the third quarter of 2004 (see Note 6 to the Consolidated Financial Statements contained in this report).

     Income from CPI/FSP I, L.P. increased from approximately $12,343,000 and $12,360,000 in the three and nine month 2004 periods, respectively. The increase was due to $12,359,000 in gain on sale of investment property, as the venture sold Austin Research Park — Buildings III and IV in the third quarter of 2004 (see Note 6 to the Consolidated Financial Statements contained in this report).

     Income from Temco Associates (“Temco”) increased approximately $751,000 and $2,032,000 in the three and nine month 2004 periods respectively. During the three month 2004 period, approximately two acres of land were sold for $725,000 (CREC’s share of income was approximately $221,000). In addition, Temco exercised options to purchase approximately 91 acres and simultaneously contributed this land to a venture in which Temco is an owner. The venture then sold approximately 130 acres for $3,376,000 (CREC’s share of income was approximately $716,000). During the three month 2004 and 2003 periods, Temco had 81 and 66 lot sales, respectively. Although the number of lots sold increased, profits from the 2004 lot sales were lower due to a change between years in the mix of lots sold. During the nine month 2004 and 2003 periods, Temco exercised options to purchase and sell approximately 220 acres and 97 acres of land, respectively, from which CREC’s share of income was approximately $937,000 and $430,000, respectively. During the nine month 2004 and 2003 periods, Temco had

343 and 259 lot sales, respectively. The increase in lot sales was the primary reason for the remaining increase in income from Temco for the nine month 2004 period.

     Income from 285 Venture, LLC decreased approximately $959,000 and $147,000 in the three and nine month 2004 periods, respectively. In the third quarter of 2003, the single underlying tenant, Mirant Corporation (“Mirant”), vacated approximately 41% of the 1155 Perimeter Center West office building, which 285 Venture, LLC owns. In the second quarter of 2004, the Company recognized $2,488,000 as a lease termination fee for its share of the sale of a bankruptcy claim filed against Mirant. The Company’s share of proceeds from the bankruptcy claim sale totaled $4,579,000. The claim consisted of two components — recovery for lost rents from vacated space (recognized in the second quarter of 2004) and recovery for lost rents from the restructured lease, which reduced Mirant’s rental rates over its remaining term. The portion related to the restructured lease is being recognized in income over three years, the remaining term of Mirant’s restructured lease ($222,000 in the third quarter of 2004).

     Income from MC Dusseldorf Holdings, B.V. (“MCDH”) increased approximately $924,000 in the nine month 2004 period. The Company was a 50% partner in MCDH, which owned 60% of another venture, which developed an office building in Dusseldorf, Germany. MCDH favorably settled some outstanding tax items and, as a result, the Company recognized income and a distribution in excess of the Company-s investment in MCDH.

     Income from CL Realty, L.L.C. (“CL”) increased approximately $1,049,000 in the nine month 2004 period. In 2003, CL had 121 lot sales, and in 2004, CL had 518 lot sales. At September 30, 2004, CL was involved in eleven residential developments compared to eight in 2003.

     Gain on Sale of Investment Properties. Gain on sale of investment properties increased approximately $47.9 million in the three month 2004 period and decreased approximately $5.5 million in the nine month 2004 period. The nine month 2004 gain was $88.6 million and included the following: the May 2004 sale of the 333 John Carlyle and 1900 Duke Street office buildings ($34.5 million); the July 2004 sale of the 101 Independence Center office building ($35.8 million); the June 2004 sale of Ridenour land ($1.0 million); the sale of undeveloped land at the North Point/Westside mixed use project ($5.7 million); the recognition of deferred gain from the sale of Wildwood land ($10.7 million — see Note 6 to the Consolidated Financial Statements contained in this report); a true-up of gain from the 1996 sale of Lawrenceville MarketCenter as certain taxes were determined to not be owed on that transaction ($0.6 million); and the amortization of deferred gain from CP Venture ($0.3 million — see Note 5 of “Notes to Consolidated Financial Statements” in the Company’s December 31, 2003 Annual Report). The nine month 2003 gain was $94.1 million and included the following: the recognition of deferred gain as the result of a distribution from CP Venture following the sale of Mira Mesa MarketCenter ($90.0 million), the sale of approximately 10 acres of undeveloped land at Wildwood ($1.9 million), and the recurring amortization of deferred gain from CP Venture ($2.2 million). See Note 5 of “Notes to Consolidated Financial Statements” in the Company’s December 31, 2003 Annual Report for more information on the deferred gain.

     Discontinued Operations. The Company sold AT&T Wireless Services Headquarters, Cerritos Corporate Center — Phase II and Mira Mesa MarketCenter in the second quarter of 2003. The Company sold Presidential MarketCenter and Perimeter Expo in the third quarter of 2003. Northside/Alpharetta I and II became held for sale in the first quarter of 2004. Additionally, the Company sold its investment in Rocky Creek Properties, which it previously consolidated, in the first quarter of 2004 and sold 101 and 55 Second Street in the third quarter of 2004. SFAS No. 144 requires that office buildings and retail centers that were sold or are held for sale without any continuing involvement be treated as discontinued operations and that the results of discontinued operations and the gains on sales of discontinued operations be shown as a separate component of income in the Consolidated Statements of Income for all periods presented. See Note 6 to the Consolidated Financial Statements contained in this report for a description of the components of income from discontinued operations.

Liquidity and Capital Resources:

     Financial Condition.

     At September 30, 2004 notes payable (including held for sale properties) included the following ($ in thousands):

Floating Rate Credit Facility	$—
Other Debt (primarily non-recourse fixed rate mortgages)	313,208

$313,208

     At September 30, 2004, the Company’s consolidated debt was 15% of total market capitalization (calculated as shares outstanding multiplied by the closing share prices of the Company’s stock on September 30, 2004, plus debt). The Company had no amounts drawn on its $325 million revolving credit facility as of September 30, 2004. The amount available under the facility is reduced by outstanding letters of credit, which were approximately $15.5 million at September 30, 2004. The Company renewed and recast its unsecured revolving credit facility in July 2004, increasing the size by $50 million to $325 million, with a maturity of September 2007. The previous facility was set to expire in August 2004.

     There has been no material change in the Company’s contractual obligations and commitments from that disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, except for an increase in obligations under ground leases (as disclosed in the March 31, 2004 Form 10-Q) and an increase in development commitments. The Company has increased the number of projects it has under development and estimates it has approximately $119.8 million of development commitments at September 30, 2004, the majority of which is planned to be incurred in the remainder of 2004 and 2005.

     The Company’s development and acquisition projects are in various planning stages. The Company currently intends to finance these projects, as well as the completion of projects currently under construction, using its existing credit facility (increasing the credit facility as required), long-term non-recourse financing on the Company’s unleveraged projects, joint ventures, project sales and other financings as market conditions warrant. In September 1996, the Company filed a shelf registration statement with the Securities and Exchange Commission (“SEC”) for the offering from time to time of up to $200 million of common stock, warrants to purchase common stock and debt securities. Approximately $68 million had previously been drawn on this shelf registration. In July 2003, the Company filed a new shelf registration statement, which provided for the offering from time to time of up to $133 million (increasing the amount available by $1 million) of common stock, warrants to purchase common stock, debt securities and preferred stock. The Company issued $100 million of preferred stock in July

2003. As of September 30, 2004, approximately $33 million remained available for issuance under the shelf registration statement.

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

     The Company announced in October 2004 that it plans to pay a special dividend of $7.15 per share, or approximately $356 million, to its common stockholders in November 2004.

     Cash Flows.

     Cash Flows from Operating Activities. Net cash provided by operating activities of continuing operations increased approximately $119.0 million to a total of $126.5 million in the nine month 2004 period. Income from continuing operations before gain on sale of investment properties increased approximately $109.9 million, mainly due to property sales at the ventures as previously discussed. Changes in other operating assets and liabilities increased approximately $8.2 million, and income tax benefit from stock options increased approximately $2.1 million due to higher stock option exercises in 2004 as compared to 2003, both of which also contributed to the increase in net cash provided by operating activities. Depreciation and amortization decreased approximately $2.3 million, as discussed above, which partially offset the increase in cash flows from operating activities.

     Cash Flows from Discontinued Operations. Net cash provided by operating activities of discontinued operations decreased approximately $30.3 million in 2004 due to a higher number of discontinued properties included in the 2003 total and to a $20 million termination fee received from a tenant at 55 Second Street in 2003.

     Cash Flows from Investing Activities. Net cash provided by investing activities increased approximately $121.9 million in the nine month 2004 period. The Company sold five wholly-owned properties in each of 2003 and 2004. Gain on sale of investment properties, including cost of sales, was $138.2 million higher in 2004 due to higher proceeds from 2004 sales. The increase in net cash provided by investing activities was also due to a decrease of deferred income recognized of approximately $81.2 million in 2004. Approximately $90.0 million of deferred gain was triggered in 2003 from the distribution of cash proceeds from CP Venture (see Note 5 of “ Notes to Consolidated Financial Statements” in the December 31, 2003 Annual Report), whereas approximately $10.7 million of deferred gain was recognized in 2004 from the Wildwood land sale (see Note 6 to the Consolidated Financial Statements contained in this report). Net cash provided by investing activities also increased due to a change in restricted cash of approximately $3.6 million, as escrowed amounts were released at certain sold properties in 2004, and from a decrease of approximately $13.4 million in investments in unconsolidated joint ventures. Investment in unconsolidated joint ventures decreased mainly due to a decrease of $4.3 million in contributions to Ten Peachtree Place Associates to pay for re-leasing costs at the Ten Peachtree Place office building in 2003 and to a decrease of approximately $13.7 million in contributions to CL Realty, L.L.C. The decrease in investment in unconsolidated joint ventures was partially offset by a contribution of approximately $3.8 million to the newly formed 905 Juniper Venture, LLC. Partially offsetting the increase in net cash provided by investing activities was an increase of approximately $74.1 million in property acquisition and development expenditures, due to the February 2004 acquisition of Galleria 75 and to a higher level of projects under development in 2004. Also partially offsetting the increase in net cash provided by investing activities was a decrease of approximately $27.1 million in collection of notes receivable, as the 650 Massachusetts Avenue note receivable was repaid in 2003. Other assets, net, also increased approximately $6.4 million, primarily due to an increase in predevelopment expenditures, and investment in notes receivable increased approximately $7.2 million, both of which also partially offset the increase in net cash provided by investing activities. The Company loaned $8.0 million to a third party in 2004, which is secured by second mortgages on three office buildings in south Florida.

     Cash Flows from Financing Activities. Net cash used in financing activities decreased approximately $5.6 million in the nine month 2004 period. Net amounts repaid on the credit facility in 2004 decreased approximately $159.2 million, which contributed to the decrease in net cash used in financing activities. Common dividends paid in 2004 decreased approximately $99.8 million due to the payment of a special dividend in 2003. Repurchases of common stock decreased approximately $5.5 million in 2004, as no shares have been repurchased in 2004. Partially offsetting the decrease in net cash used in financing activities was an increase in distributions to minority partner of approximately $2.7 million. A distribution was made in 2004 to the minority partner in the 101 and 55 Second Street buildings, and a distribution was made in 2003 to the minority partner in Mira Mesa MarketCenter. Also offsetting the decrease in net cash used in financing activities was an increase of approximately $152.0 million in repayment of other notes payable due to repayment or assumption of debt related to 2004 property sales, a decrease of approximately $96.4 million in preferred stock sold due to the July 2003 preferred stock offering and to an increase in preferred dividends of approximately $5.8 million paid in 2004.

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

     As of the end of the period covered by this quarterly report, the Company, under the supervision of the Chief Executive Officer and Chief Financial Officer and with the participation of the Company’s management, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to the rules and regulations of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective, in all material respects. No changes were made in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     The following table contains information about purchases of the Company’s equity securities during the third quarter of 2004:

			Total Number of	Maximum Number of
	Total Number		Shares Purchased as	Shares That May
	of Shares	Average Price	Part of Publicity	Yet Be Purchased
	Purchased (1)	Paid Per Share	Announced Plan (2)	Under Plan
July 1-31	53,606	$33.60	—	5,000,000
August 1-31	588,724	34.87	—	5,000,000
September 1-31	26,459	35.87	—	5,000,000

Total	668,789	$34.87	—	5,000,000

(1)	The purchases of equity securities that occurred during the third quarter of 2004 related to shares remitted by employees or directors as payment for option exercises or for income taxes due in conjunction with option exercises.

(2)	On April 15, 2004, the Board of Directors of the Company authorized a stock repurchase plan, which expires April 15, 2006, of up to five million shares of the Company’s common stock. No purchases under this plan were made in the third quarter of 2004.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits
	3.1	Restated and Amended Articles of Incorporation of the Registrant, as amended August 9, 1999 (incorporated by reference from the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2002), as further amended July 22, 2003 (incorporated by reference from the Company’s Current Report on Form 8-K dated July 23, 2003).

	3.2	Bylaws of the Registrant, as amended April 29, 1993 (incorporated by reference from the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2002).

	10.1	Purchase and Sale Agreement between Cousins/Myers Second Street Partners, L.L.C and Hines - Sumisei US Core Office Properties, LP, 101 Second Street, San Francisco, California.

	10.2	Purchase and Sale Agreement between Cousins/Myers II, LLC and Hines — Sumisei US Core Office Properties, LP, KPMG Building/55 Second Street, San Francisco, California.

	11	Computation of Per Share Earnings*.

	31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Data required by SFAS No. 128, “Earnings Per Share,” is provided in Note 4 to the consolidated financial statements in this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COUSINS PROPERTIES INCORPORATED

/s/ James A. Fleming

James A. Fleming
Executive Vice President and Chief Financial
Officer
(Duly Authorized Officer and Principal Financial
Officer)

November 8, 2004