Form 10-K/A
period 2003-12-31
COUSINS PROPERTIES INC
filed 2005-03-24
CIK 25232

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No.1)

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number 0-3576

COUSINS PROPERTIES INCORPORATED

(Exact name of registrant as specified in its charter)

Georgia (State or other jurisdiction of incorporation or organization)	58-0869052 (I.R.S. Employer Identification No.)

2500 Windy Ridge Parkway, Suite 1600, Atlanta, Georgia (Address of principal executive offices)	30339-5683 (Zip Code)

(770) 955-2200
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of Exchange on which registered
Common Stock ($1 par value) 7.75% Series A Cumulative Redeemable	New York Stock Exchange
Preferred Stock ($25 liquidation value)	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☑ No ☐

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

Cousins Properties Incorporated
Form 10-K/A (Amendment No. 1)
For the Year Ended December 31, 2003

Explanatory Note

     This Form 10-K/A is being filed to reflect the restatement for the consolidated statements of cash flows as discussed in Note 10 to the Consolidated Financial Statements. Historically, Cousins Properties Incorporated (“the Company”), presented the cash flows used in the acquisition and development of land that is subsequently subdivided and sold as investing activities. The Company changed its classification of these cash flows to operating activities as the land is acquired and developed primarily for sale to third parties. As a result, the Company has restated its consolidated statements of cash flows for the years ended December 31, 2003, 2002 and 2001 in this Form 10-K/A (Amendment No. 1), revised its discussion within Management’s Discussion and Analysis in Item 7 of this report, and revised its discussion within Item 9A of this report. This change does not affect the Company’s consolidated balance sheets, consolidated statements of income, or net changes in cash and cash equivalents for any of the periods presented.

     On November 9, 2004, the Company filed a Current Report on Form 8-K that revised its Consolidated Financial Statements, Management’s Discussion and Analysis and Results of Operations and Selected Financial Data, which appeared in its Annual Report on Form 10-K for the year ended December 31, 2003 originally filed on March 12, 2004. In its revised financial statements, the Company reclassified income and expenses associated with properties considered “held for sale” into a single line item, discontinued operations, on the consolidated statements of income for all periods presented, in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” In this Annual Report on Form 10-K/A (Amendment No. 1), the Company has reclassified the income and expenses associated with properties held for sale consistent with the presentation in the Form 8-K referred to above.

     This Form 10-K/A (Amendment No. 1) restates the Form 10-K for the year ended December 31, 2003 in its entirety. No attempt has been made in this amendment to modify or update the disclosures in the original Form 10-K except to give effect to the changes noted above. As a result, this Form 10-K/A (Amendment No. 1) contains forward-looking information which has not been updated for events subsequent to the date of the original filing, and the Company directs you to its Securities and Exchange Commission filings made subsequent to the original filing date for additional information.

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

     Unless otherwise indicated, the notes referenced in the discussion below are the “Notes to Consolidated Financial Statements” included herein. Segment information for the three years ended December 31, 2003 is contained in Note 12 to the Consolidated Financial Statements included herein.

     Brief Description of Company Investments

     Office. As of December 31, 2003, the Company’s office portfolio included the following thirty-six commercial office buildings:

			Company’s		Percent
			Economic		Leased
	Metropolitan	Rentable	Ownership		(Fully
Property Description	Area	Square Feet	Interest		Executed)
Bank of America Plaza	Atlanta	1,262,000	50%		100%
One Ninety One Peachtree Tower	Atlanta	1,215,000	9.80%		96%
Inforum	Atlanta	990,000	100%		94%
3200 Windy Hill Road	Atlanta	694,000	50%		94%
2300 Windy Ridge Parkway	Atlanta	636,000	50%		86%
The Pinnacle	Atlanta	426,000	50%		98%
One Georgia Center	Atlanta	363,000	88.50%		79%
1155 Perimeter Center West	Atlanta	362,000	50%		99%
2500 Windy Ridge Parkway	Atlanta	316,000	50%		99%
Two Live Oak Center	Atlanta	279,000	50%		87%
4200 Wildwood Parkway	Atlanta	259,000	50%		100%
Ten Peachtree Place	Atlanta	260,000	50%		100%
4300 Wildwood Parkway	Atlanta	150,000	50%		100%
4100 Wildwood Parkway	Atlanta	100,000	50%		100%
3100 Windy Hill Road	Atlanta	188,000	100%		100%
555 North Point Center East	Atlanta	152,000	100%		53%
615 Peachtree Street	Atlanta	148,000	100%		81%
200 North Point Center East	Atlanta	130,000	100%		38%
333 North Point Center East	Atlanta	129,000	100%		65%
100 North Point Center East	Atlanta	128,000	100%		68%
3301 Windy Ridge Parkway	Atlanta	107,000	100%		100%

	Georgia	8,294,000			90%

Lakeshore Park Plaza	Birmingham	190,000	100	%(a)	87%
Grandview II	Birmingham	149,000	11.50%		100%
600 University Park Place	Birmingham	123,000	100	%(a)	99%

	Alabama	462,000			92%

Gateway Village	Charlotte	1,065,000	50%		100%
101 Independence Center	Charlotte	526,000	100%		99%
Wachovia Tower	Greensboro	324,000	11.50%		67%

	North Carolina	1,915,000			98%

Frost Bank Tower	Austin	525,000	100%		55	%(b)
Austin Research Park – Building III	Austin	174,000	50%		100%
Austin Research Park – Building IV	Austin	184,000	50%		100%
The Points at Waterview	Dallas	201,000	100%		96%

	Texas	1,084,000			98%

John Marshall – II	Washington, D.C.	224,000	50%		100%
333 John Carlyle	Washington, D.C.	153,000	100%		91%
1900 Duke Street	Washington, D.C.	97,000	100%		100%

	Washington, D.C.	474,000			96%

101 Second Street	San Francisco	387,000	100	%(a)	82%
55 Second Street	San Francisco	379,000	100	%(a)	78%

	California	766,000			80%

		12,995,000			91%

(a)	These projects are owned in entities where the partner may receive a portion of the results of operations or sale.

(b)	Under construction and in lease-up.

     The weighted average leased percentage of these office properties (excluding the property currently under construction and in lease-up and One Ninety One Peachtree Tower (“191 Peachtree”), in which the Company owns less than 10%) was approximately 91% as of December 31, 2003, and the leases expire as follows:

										2013
										&
	2004	2005	2006	2007	2008	2009	2010	2011	2012	Thereafter	Total
OFFICE
Consolidated:
Square Feet Expiring (a)	170,866	272,470	415,201	201,979	427,110	573,511	318,934	85,410	344,836	695,023	3,505,340 (b)
% of Leased Space	5%	8%	12%	6%	12%	16%	9%	2%	10%	20%	100%
Annual Contractual Rent (000’s) (c)	$2,971	$4,558	$6,662	$3,444	$8,595	$9,956	$8,346	$1,359	$10,934	$16,649	$73,474
Annual Contractual Rent/Sq. Ft. (c)	$17.39	$16.73	$16.05	$17.05	$20.12	$17.36	$26.17	$15.91	$31.71	$23.95	$20.96

Joint Venture:
Square Feet Expiring (a)	378,295	496,325	590,615	594,067	223,972	483,261	170,450	244,171	1,389,383	2,284,055	6,854,594 (d)
% of Leased Space	6%	7%	9%	9%	3%	7%	2%	4%	20%	33%	100%
Annual Contractual Rent (000’s) (c)	$4,767	$8,385	$10,506	$15,011	$3,644	$10,541	$3,990	$4,868	$31,127	$46,729	$139,568
Annual Contractual Rent/Sq. Ft. (c)	$12.60	$16.89	$17.79	$25.27	$16.27	$21.81	$23.41	$19.94	$22.40	$20.46	$20.36

Total (including only Company’s % share of Joint Venture Properties):
Square Feet Expiring (a)	436,630	483,921	703,378	501,498	530,214	809,974	374,036	210,950	1,039,612	1,812,941	6,903,154
% of Leased Space	6%	7%	10%	7%	8%	12%	6%	3%	15%	26%	100%
Annual Contractual Rent (000’s) (c)	$5,980	$8,106	$11,783	$10,987	$10,250	$15,114	$9,755	$3,795	$26,497	$39,581	$141,848
Annual Contractual Rent/Sq. Ft. (c)	$13.70	$16.75	$16.75	$21.91	$19.33	$18.66	$26.08	$17.99	$25.49	$21.83	$20.55

(a)	Where a tenant has the option to cancel its lease without penalty, the lease expiration date used in the table above reflects the cancellation option date rather than the lease expiration date.

(b)	Rentable square feet leased as of December 31, 2003 out of approximately 4,028,000 total rentable square feet.

(c)	Annual contractual rent excludes the operating expense reimbursement portion of the rent payable. If the lease does not provide for pass through of such operating expense reimbursements, an estimate of operating expenses is deducted from the rental rate shown. The contractual rental rate shown is the estimated rate in the year of expiration.

(d)	Rentable square feet leased as of December 31, 2003 out of approximately 7,227,000 total rentable square feet.

     The weighted average remaining lease term of the office portfolio (excluding the property currently under construction and 191 Peachtree) was approximately seven years as of December 31, 2003. Most of the Company’s leases in these buildings provide for pass through of operating expenses to its tenants and contractual rents which escalate over time.

     Medical Office. As of December 31, 2003, the Company’s medical office portfolio included the following six medical office properties:

				Company’s	Percent
				Economic	Leased
	Metropolitan		Rentable	Ownership	(Fully
Property Description	Area		Square Feet	Interest	Executed)
Emory Crawford Long Medical Office Tower	Atlanta		358,000	50%	92%
Northside/Alpharetta II	Atlanta		198,000	100%	79%
Meridian Mark Plaza	Atlanta		160,000	100%	100%
Northside/Alpharetta I	Atlanta		103,000	100%	94%
AtheroGenics	Atlanta		51,000	100%	100%

		Georgia	870,000		91%

Presbyterian Medical Plaza at University	Charlotte	North Carolina	69,000	11.50%	100%

			939,000		91%

     The weighted average leased percentage of these medical office properties was 91% as of December 31, 2003, and the leases expire as follows:

										2013
										&
	2004	2005	2006	2007	2008	2009	2010	2011	2012	Thereafter	Total
MEDICAL OFFICE
Consolidated:
Square Feet Expiring	33,636	23,836	15,272	32,538	39,723	125,538	17,865	30,354	2,010	144,197	464,969 (a)
% of Leased Space	7%	5%	3%	7%	9%	27%	4%	7%	0%	31%	100%
Annual Contractual Rent (000’s) (b)	$714	$407	$260	$687	$878	$2,547	$351	$810	$62	$3,348	$10,064
Annual Contractual Rent/Sq. Ft. (b)	$21.24	$17.09	$17.03	$21.10	$22.11	$20.29	$19.63	$26.68	$30.98	$23.22	$21.65

Joint Venture:
Square Feet Expiring	0	3,445	0	68,996	1,017	27,269	7,175	14,687	79,733	193,596	395,918 (c)
% of Leased Space	0%	1%	0%	17%	0%	7%	2%	4%	20%	49%	100%
Annual Contractual Rent (000’s) (b)	$0	$56	$0	$1,263	$20	$609	$155	$359	$1,642	$4,721	$8,825
Annual Contractual Rent/Sq. Ft. (b)	$0	$16.40	$0	$18.31	$19.87	$22.34	$21.59	$24.45	$20.59	$24.39	$22.29

Total (including only Company’s % share of Joint Venture Properties):
Square Feet Expiring	33,636	24,232	15,272	57,505	40,232	139,173	21,453	37,698	26,283	240,995	636,479
% of Leased Space	5%	4%	3%	9%	6%	22%	3%	6%	4%	38%	100%
Annual Contractual Rent (000’s) (b)	$714	$414	$260	$1,159	$888	$2,851	$428	$989	$586	$5,709	$13,998
Annual Contractual Rent/Sq. Ft. (b)	$21.24	$17.08	$17.03	$20.15	$22.08	$20.49	$19.96	$26.25	$22.28	$23.69	$21.99

(a)	Rentable square feet leased as of December 31, 2003 out of approximately 512,000 total rentable square feet.

(b)	Annual contractual rent excludes the operating expense reimbursement portion of the rent payable. If the lease does not provide for pass through of such operating expense reimbursements, an estimate of operating expenses is deducted from the rental rate shown. The contractual rental rate shown is the estimated rate in the year of expiration.

(c)	Rentable square feet leased as of December 31, 2003 out of approximately 427,000 total rentable square feet.

     The weighted average remaining lease term of the medical office portfolio was approximately eight years as of December 31, 2003. Most of the Company’s leases in these medical office buildings provide for pass through of operating expenses to its tenants and contractual rents which escalate over time.

     Retail. As of December 31, 2003, the Company’s retail portfolio included the following eleven properties:

				Company’s		Percent
				Economic		Leased
	Metropolitan	Rentable		Ownership		(Fully
Property Description	Area	Square Feet		Interest		Executed)
North Point MarketCenter	Atlanta	401,000		11.50%		100%
The Avenue East Cobb	Atlanta	226,000		100%		100%
The Avenue West Cobb	Atlanta	205,000		100%		92	%(a)
The Avenue Peachtree City	Atlanta	169,000		88.50	%(b)	98%
Mansell Crossing Phase II	Atlanta	103,000		11.50%		100%

	Georgia	1,104,000				99%

The Avenue of the Peninsula	Rolling Hills Estates	374,000		100%		86%
Los Altos MarketCenter	Long Beach	157,000		11.50%		100%

	California	531,000				87%

The Shops at World Golf Village	St. Augustine	80,000		50%		74%
The Avenue Viera	Viera	333,000		100%		27	%(a)

	Florida	413,000				74%

The Shops of Lake Tuscaloosa	Tuscaloosa, Alabama	62,000		100%		85	%(a)

Greenbrier MarketCenter	Chesapeake, Virginia	376,000		11.50%		100%

		2,486,000	(c)			93%

(a)	Under construction and/or in lease-up.

(b)	This property is subject to a contractual participation in which a third party may receive a portion of the results of operations or sale.

(c)	The Company has a 10% interest in Deerfield Towne Center, a 371,000 square foot retail project that is currently under construction in Deerfield (Cincinnati), Ohio. The Company has no capital invested in the project, but is entitled to receive 10% of the net operating income after debt service and 10% of any residuals upon sale.

     The weighted average leased percentage of these retail properties (excluding the properties currently under construction and/or in lease-up) was approximately 93% as of December 31, 2003, and the leases expire as follows:

										2013
										&
	2004	2005	2006	2007	2008	2009	2010	2011	2012	Thereafter	Total
RETAIL
Consolidated:
Square Feet Expiring	33,586	82,982	65,007	14,568	5,735	17,111	79,323	53,606	18,004	179,077	548,999 (a)
% of Leased Space	6%	15%	12%	3%	1%	3%	15%	10%	3%	32%	100%
Annual Contractual Rent (000’s) (b)	$534	$2,251	$1,595	$167	$166	$560	$2,009	$644	$564	$3,631	$12,121
Annual Contractual Rent/Sq. Ft. (b)	$15.91	$27.12	$24.54	$11.48	$28.88	$32.71	$25.33	$12.02	$31.35	$20.28	$22.08

Joint Venture:
Square Feet Expiring	26,600	50,695	167,790	79,005	55,721	39,155	101,551	142,866	236,849	360,860	1,261,092 (c)
% of Leased Space	2%	4%	13%	6%	5%	3%	8%	11%	19%	29%	100%
Annual Contractual Rent (000’s) (b)	$572	$722	$2,298	$1,658	$1,041	$561	$1,159	$2,186	$3,588	$6,057	$19,842
Annual Contractual Rent/Sq. Ft. (b)	$21.50	$14.25	$13.70	$20.98	$18.68	$14.33	$11.41	$15.30	$15.15	$16.79	$15.73

Total (including only Company’s % share of Joint Venture Properties):
Square Feet Expiring	37,220	90,352	104,532	47,956	46,794	26,691	93,790	78,754	78,019	240,073	844,181
% of Leased Space	5%	11%	12%	6%	6%	3%	11%	9%	9%	28%	100%
Annual Contractual Rent (000’s) (b)	$615	$2,369	$2,371	$927	$985	$756	$2,192	$1,153	$1,722	$4,722	$17,812
Annual Contractual Rent/Sq. Ft. (b)	$16.51	$26.22	$22.68	$19.34	$21.06	$28.31	$23.37	$14.64	$22.07	$19.67	$21.10

(a)	Gross leasable area leased as of December 31, 2003 out of approximately 600,000 total gross leasable area.

(b)	Annual contractual rent excludes the operating expense reimbursement portion of the rent payable and any percentage rents due. If the lease does not provide for pass through of such operating expense reimbursements, an estimate of operating expenses is deducted from the rental rate shown. The contractual rental rate shown is the estimated rate in the year of expiration.

(c)	Gross leasable area leased as of December 31, 2003 out of approximately 1,286,000 total gross leasable area.

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

     Significant Changes in 2003

     Significant changes in the Company’s business and properties during the year ended

     December 31, 2003 were as follows:

     Office Division. The Company sold AT&T Wireless Services Headquarters, a 222,000 rentable square foot office building, and Cerritos Corporate Center — Phase II, a 105,000 rentable square foot office building (collectively called “Cerritos”), in a single transaction in the second quarter of 2003.

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

										Adjusted
										Cost and
										Adjusted
					Percentage					Cost Less			Debt
Description,	Year				Leased	Average		Major		Depreciation			Maturity
Location	Development		Company’s	Rentable	as of	2003	Major Tenants (lease	Tenants’		and			and
and	Completed	Venture	Ownership	Square Feet	December	Economic	expiration/options	Rentable		Amortization		Debt	Interest
Zip Code	or Acquired	Partner	Interest	and Acres	31, 2003	Occupancy	expiration)	Sq. Feet		(1)		Balance	Rate
Office
Inforum Atlanta, GA 30303-1032	1999	N/A	100%	990,000	94%	94%	BellSouth Corporation (3)(2009)	277,744		$83,930		$0	N/A
				4 Acres (2)			Georgia Lottery Corp. (2013)	127,827		$52,438
							Co Space Services, LLC(2020/2025)	110,797
							Lockwood Greene Engineers, Inc.(2004)(4)	95,722
							Turner Broadcasting (2006/2016)	57,827
							Sapient Corporation (2009/2019)	57,689
101 Independence Center Charlotte, NC 28246-1000	1996	N/A	100%	526,000	99%	99%	Bank of America	359,327		$77,773	(5)	$43,912	12/1/07
				2 Acres (5)			(2008/2028)(6)			$56,011	(5)		8.22%
							Robinson Bradshaw & Hinson,	89,584
							P.A. (2014)(7)
							Ernst & Young LLP (2004)	24,125
Frost Bank Tower Austin, TX 78701-3619	(8)	N/A	100%	525,000	55%(8)	(8)	Graves, Dougherty, Hearon	64,210	(8)	$105,390	(8)	$0	N/A
				2 Acres			& Moody, P.C. (2020/2035)(8)
							Frost National Bank (2014/2039)	51,958
							Winstead, Sechrest & Minick P.C.	51,875	(8)
							(2014/2024)(8)
							Jenkens & Gilchrist (2014)(8)	46,662	(8)
101 Second Street San Francisco, CA 94105-3601	2000	Myers	100% (9)	387,000	82%	83%	Thelen, Reid & Priest	135,788		$92,371		$87,182	4/19/10
		Second		1 Acre			(2012/2022)			$79,615			8.33%
		Street Company LLC					Ziff Davis Media (2010/2015) Nexant (2009)	35,284 34,933

										Adjusted
										Cost and
										Adjusted
						Percentage				Cost Less				Debt
Description,	Year					Leased	Average		Major	Depreciation				Maturity
Location	Development		Company’s	Rentable		as of	2003	Major Tenants (lease	Tenants’	and				and
and	Completed	Venture	Ownership	Square Feet		December	Economic	expiration/options	Rentable	Amortization		Debt		Interest
Zip Code	or Acquired	Partner	Interest	and Acres		31, 2003	Occupancy	expiration)	Sq. Feet	(1)		Balance		Rate
Office (Continued)
55 Second Street San Francisco, CA 94105-3601	2002	Myers Bay	100% (9)	379,000		78%	50%	KPMG (2014/2024)	89,927	$110,493		$0		N/A
		Area Company LLC		1 Acre				Paul Hastings (2017/2027)	73,708	$104,362
								UPS Freight Services (2012/2017)	57,380
								Preston Gates (2014/2024)	43,968
The Points at Waterview Suburban Dallas, Texas 75080-1472	2000	N/A	100%	201,000		96%	84%	Bombadier Aerospace Corp.	97,740	$29,804	(5)	$0		N/A
				15 Acres	(5)			(2013/2023)		$25,525	(5)
								Liberty Mutual (2011/2021)	28,124
								Cisco Systems, Inc. (2005/2010)	20,433
Lakeshore Park Plaza Birmingham, AL 35209-6719	1998	Daniel Realty	100% (9)	190,000		87%	80%	Infinity Insurance (2005/2015)	107,293	$15,756		$9,861		11/1/08
		Company		12 Acres						$13,253				6.78%
600 University Park Place Birmingham, AL 35209-6774	2000	Daniel Realty	100% (9)	123,000		99%	98%	Southern Company, Inc. (3)	41,961	$20,661		$13,676		8/10/11
		Company		10 Acres				(2010)		$16,327				7.38%
								Southern Progress (2006)	25,465
333 John Carlyle Suburban Washington, D.C. 22314-5745	1999	N/A	100%	153,000		91%	92%	A.T. Kearney (2009/2019)	94,115	$28,581		$47,922	(10)	11/1/11
				1 Acre						$23,380				7.00%
														(10)
1900 Duke Street Suburban Washington, D.C. 22314-5745	2000	N/A	100%	97,000		100%	100%	Municipal Securities Rulemaking	47,556	$23,598		(10)		(10)
				1 Acre				Board (2016/2026)		$21,086
								American Society of Clinical	39,529
								Oncology (2010/2015)
100 North Point Center East Suburban Atlanta, GA 30022-4885	1995(11)	N/A	100%	128,000		68%	67%	Schweitzer-Mauduit	32,696	$11,320		$22,365	(12)	8/1/07
				7 Acres				International, Inc. (2007/2012)		$11,150				7.86%
														(12)
200 North Point Center East Suburban Atlanta, GA 30022-4885	1996(11)	N/A	100%	130,000		38%	31%	APAC Teleservices, Inc.	22,409	$9,964		(12)		(12)
				9 Acres				(2004/2009)		$9,796
								Dean Witter (2007)	15,709

									Adjusted
									Cost and
									Adjusted
					Percentage				Cost Less			Debt
Description,	Year				Leased	Average		Major	Depreciation			Maturity
Location	Development		Company’s	Rentable	as of	2003	Major Tenants (lease	Tenants’	and			and
and	Completed	Venture	Ownership	Square Feet	December	Economic	expiration/options	Rentable	Amortization	Debt		Interest
Zip Code	or Acquired	Partner	Interest	and Acres	31, 2003	Occupancy	expiration)	Sq. Feet	(1)	Balance		Rate
Office (Continued)
333 North Point Center East Suburban Atlanta, GA 30022-8274	1998	N/A	100%	129,000	65%	60%	Merrill Lynch (2014/2024)	35,949	$12,004	$31,424	(13)	11/1/11
				9 Acres			J.C. Bradford (2005/2010)	22,222	$9,100			7.00%
							Phillip Morris (2008/2013)	17,521				(13)
555 North Point Center East Suburban Atlanta, GA 30022-8274	2000	N/A	100%	152,000	53%	55%	Regus Business Centre	22,422	$15,219	(13)		(13)
				10 Acres			(2011/2016)		$12,052
							Matria Healthcare, Inc.	12,375
							(2006/2011)
							Robert W. Baird (2011/2016)	11,074
615 Peachtree Street Atlanta, GA 30308-2312	1996	N/A	100%	148,000	81%	88%	Wachovia (3)(2009)(14)	50,073	$12,861	$0		N/A
				2 Acres			KPS Group (2005/2010)	11,029	$8,774
One Georgia Center Atlanta, GA 30308-3619	2000	Prudential (3)	88.50%	363,000	79%	79%	Norfolk & Southern (2004/2014)	89,041	$38,942 (5)	$0		N/A
				3 Acres (5)			SouthTrust Bank (2004)	96,687	$34,826 (5)
Wildwood Office Park, Atlanta, GA:
2300 Windy Ridge Parkway 30339-5671	1987	IBM	50%	636,000	86%	86%	Manhattan Associates, LLC	125,392	$82,193	$55,530		12/1/05
				12 Acres			(2008/2013) (15)		$41,866			7.56%
							Computer Associates	62,445
							(2005/2010)
							Profit Recovery Group	62,576
							(2005/2010)
							Financial Services Corporation	61,938
							(2006/2011)
							Life Office Management Associates	59,251
							(2005/2010) (15)
							Chevron USA (2005)(15)	51,415
2500 Windy Ridge Parkway 30339-5683	1985	IBM	50%	316,000	99%	90%	Coca-Cola Enterprises Inc.	223,938	$30,383	$19,825		12/15/05
				8 Acres			(2018/2023)		$13,905			7.45%
							Cousins Properties Incorporated	45,195
							(2005)

									Adjusted
									Cost and
									Adjusted
					Percentage				Cost Less		Debt
Description,	Year				Leased	Average		Major	Depreciation		Maturity
Location	Development		Company’s	Rentable	as of	2003	Major Tenants (lease	Tenants’	and		and
and	Completed	Venture	Ownership	Square Feet	December	Economic	expiration/options	Rentable	Amortization	Debt	Interest
Zip Code	or Acquired	Partner	Interest	and Acres	31, 2003	Occupancy	expiration)	Sq. Feet	(1)	Balance	Rate
Office (Continued)
3200 Windy Hill Road	1991	IBM	50%	694,000	94%	94%	Coca-Cola Enterprises	236,050	$87,546	$61,753	1/1/07
30339-5609				15 Acres			(2013/2018) (16)		$49,968		8.23%
							IBM (2006/2011)	185,439
							General Electric (17)	79,661
							IBM (2009/2014)(18)	69,708
							W.H. Smith Inc. (2012/2017)	42,018
4100 and 4300 Wildwood Parkway 30339-8400	1996	IBM	50%	250,000	100%	100%	Georgia-Pacific	250,000	$26,375	$25,967	4/1/12
				13 Acres			Corporation (2012/2017)(19)		$18,724		7.65%

4200 Wildwood Parkway 30339-8402	1997	IBM	50%	259,000	100%	100%	General Electric (3)(2014/2024)	259,000	$36,750	$39,543	3/31/14
				8 Acres					$29,223		6.78%
3301 Windy Ridge Parkway 30339-5685	1984	N/A	100%	107,000	100%	100%	Indus International, Inc.	107,000	$12,763	$0	N/A
				10 Acres			(2012/2017)		$6,280
3100 Windy Hill Road 30339-5605	1983	N/A	100%(20)	188,000	100%	100%	IBM (2006)	188,000	$17,005	$0	N/A
				13 Acres					$12,244
Bank of America Plaza Atlanta, GA 30308-2214	1992	Bank of America (3)	50%	1,262,000	100%	100%	Bank of America (3)(2012/2042)	579,190	$224,557	(21)	(21)
				4 Acres			Troutman Sanders (2007/2017)	225,033	$143,816
							Ernst & Young LLP(2007/2017)	212,445
							Hunton & Williams (2009/2014)(22)	93,646
							Paul Hastings (2012/2017)(23)	92,431
Gateway Village Charlotte, NC 28202-1125	2001	Bank of America (3)	50%	1,065,000	100%	100%	Bank of America (3)(2015/2035)	1,065,000	$203,768	$173,176	12/1/16
				8 Acres					$186,511		6.41%
The Pinnacle Atlanta, GA 30326-1234	1999	LORET	50%	426,000	98%	97%	Merrill Lynch (2010/2015)	72,371	$92,411	$66,893	12/31/09
		Holdings, L.L.P.		4 Acres			A.T. Kearney (2009/2019)	47,566	$70,715		7.11%
							UBS PaineWebber	47,631
							(2013/2018)(24)

									Adjusted
									Cost and
									Adjusted
					Percentage				Cost Less		Debt
Description,	Year				Leased	Average		Major	Depreciation		Maturity
Location	Development		Company’s	Rentable	as of	2003	Major Tenants (lease	Tenants’	and		and
and	Completed	Venture	Ownership	Square Feet	December	Economic	expiration/options	Rentable	Amortization	Debt	Interest
Zip Code	or Acquired	Partner	Interest	and Acres	31, 2003	Occupancy	expiration)	Sq. Feet	(1)	Balance	Rate
Office (Continued)
Two Live Oak Center Atlanta, GA 30326-1234	1997	LORET	50%	279,000	87%	81%	Chubb & Son, Inc. (3)	66,770	$48,796	$28,148	10/1/07
		Holdings, L.L.P.		2 Acres			(2013/2033)		$34,203		7.90%
							Dendrite International (2007/2017)	65,451
1155 Perimeter Center West Atlanta, GA 30338-5416	2000	J. P. Morgan (3)	50%	362,000	99%	99%	Mirant Corporation (2015)(25)	360,395	$55,398	$0	N/A
				6 Acres					$44,477
Ten Peachtree Place Atlanta, GA 30309-3814	1991	Coca-Cola (3)	50%	260,000	100%	90%	AGL Services Co. (2013/2028)	226,779	$40,592 (5)	$11,015	12/31/08
				5 Acres (5)			Domtar (2006)(26)	32,720	$32,121 (5)		LIBOR
											+ 0.75%
John Marshall-II Suburban Washington, D.C. 22102-3802	1996	CarrAmerica Realty	50%	224,000	100%	100%	Booz-Allen & Hamilton	224,000	$27,768	$18,076	4/1/13
		Corporation (3)		3 Acres			(2011/2016)		$19,634		7.00%
Austin Research Park - Building III Austin, TX 78759-2314	2001	CommonWealth	50%	174,000	100%	100%	Charles Schwab & Co., Inc.	174,000	$24,683 (5)	$0	N/A
		Pacific, LLC		4 Acres (5)			(2012/2032)(27)		$22,387 (5)
		and CalPERS
Austin Research Park - Building IV Austin, TX 78759-2314	2001	CommonWealth	50%	184,000	100%	100%	Charles Schwab & Co., Inc.	184,000	$27,556 (5)	$0	N/A
		Pacific, LLC		7 Acres (5)			(2012/2032)(27)		$25,252 (5)
		and CalPERS
Wachovia Tower Greensboro, NC 27401-2167	1990	Prudential (3)	11.50%	324,000	67%	66%	Smith Helms Mullis &	70,360	$54,692	$0	N/A
				1 Acre			Moore (2010/2015)		$36,695
							Wachovia Bank (3)	62,280
							(2014/2024)
Grandview II Birmingham, AL 35243-1930	1998	Prudential (3)	11.50%	149,000	100%	100%	Fortis Benefits Insurance	68,758	$23,115	$0	N/A
				8 Acres			Company (2005/2011)		$15,490
							Daniel Realty Company (2008)	23,440

										Adjusted
										Cost and
										Adjusted
					Percentage					Cost Less		Debt
Description,	Year				Leased		Average		Major	Depreciation		Maturity
Location	Development		Company’s	Rentable	as of		2003	Major Tenants (lease	Tenants’	and		and
and	Completed	Venture	Ownership	Square Feet	December		Economic	expiration/options	Rentable	Amortization	Debt	Interest
Zip Code	or Acquired	Partner	Interest	and Acres	31, 2003		Occupancy	expiration)	Sq. Feet	(1)	Balance	Rate
Medical Office
Northside/Alpharetta I Suburban Atlanta, GA 30005-3707	1998	N/A	100%	103,000	94%		94%	Northside Hospital (3)(2013)(29)	49,138	$15,986	$9,709	1/1/06
				1 Acre (28)						$12,465		7.70%
Northside/Alpharetta II Suburban Atlanta, GA 30005-3707	1999	N/A	100%	198,000	79%		74%	Northside Hospital (3)(2019)(30)	81,120	$18,600	$0	N/A
				2 Acres (28)						$15,199
Meridian Mark Plaza Atlanta, GA 30342-1613	1999	N/A	100%	160,000	100%		100%	Northside Hospital (3)	51,054	$26,067	$24,635	9/1/10
				3 Acres				(2013/2023)(31)		$20,777		8.27%
								Scottish Rite Hospital for	29,556
								Crippled Children, Inc.
								(2013/2018)(31)
AtheroGenics Suburban Atlanta, GA 30004-2148	1999	N/A	100%	51,000	100%		100%	AtheroGenics (2009/2019)	51,000	$7,655	$0	N/A
				4 Acres						$5,157
Emory Crawford Long Medical Office Tower Atlanta, GA 30308-2242	2002	Emory University	50%	358,000	92%		85%	Emory University (2017/2047)	136,697	$49,708	$54,661	6/1/13
				(32)						$45,783		5.90%
Presbyterian Medical Plaza at University Charlotte, NC 28233-3549	1997	Prudential (3)	11.50%	69,000	100%		100%	Novant Health, Inc.	63,862	$8,615	$0	N/A
				1 Acre (33)				(2012/2027)(34)		$6,500
Retail Centers
The Avenue Viera Viera, FL	(8)	N/A	100%	408,000	27	%(8)	(8)	Rave Motion Pictures (35)	N/A	$9,175	$0	N/A
32940-9999				(333,000 owned				Belk, Inc. (2024/2044)(8)(36)	65,927 (8)	(8)
				by the Company)
				58 acres
The Avenue of the Peninsula Rolling Hills Estates, CA 90274-3664	1999	N/A	100%	374,000	86%		88%	Regal Cinema (2015/2030)	55,673	$92,986	$0	N/A
				14 Acres				Saks & Company (2019/2049)	42,404	$77,034
								Borders (2018/2038)	14,286
								Restoration Hardware (2010/2020)	13,521
								Pottery Barn (2013)	12,089

										Adjusted
										Cost and
										Adjusted
					Percentage					Cost Less			Debt
Description,	Year				Leased		Average		Major	Depreciation			Maturity
Location	Development		Company’s	Rentable	as of		2003	Major Tenants (lease	Tenants’	and			and
and	Completed	Venture	Ownership	Square Feet	December 31,		Economic	expiration/options	Rentable	Amortization		Debt	Interest
Zip Code	or Acquired	Partner	Interest	and Acres	2003		Occupancy	expiration)	Sq. Feet	(1)		Balance	Rate
Retail Centers (Continued)
The Avenue East Cobb Suburban Atlanta, GA 30062-8197	1999	N/A	100%	226,000	100%		97%	Borders, Inc. (2015/2030)	24,882	$41,355		$37,889	8/1/10
				30 Acres				Bed, Bath & Beyond (2010/2025)	21,000	$30,705			8.39%
								Gap (2005/2015)	19,434
								Talbot’s (2010/2020)	12,905
								Pottery Barn (3)(2006/2012)	10,000
The Avenue West Cobb Suburban Atlanta, GA 30064-1615	2003(37)	N/A	100%	205,000	92	%(37)	18%(37)	Linens ‘N Things (2014/2028)	28,030	$30,437	(37)	$ 0	N/A
				22 Acres				Barnes & Noble (2013/2023)	24,025	$30,197	(37)
								Pier One Imports (2013/2023)	9,980
								Aspen’s Signature Steaks	9,580
								(2019/2024)
The Shops of Lake Tuscaloosa Tuscaloosa, AL 35406-2649	2003(37)	N/A	100%	62,000	85	%(37)	3%(37)	Publix Super Markets (3)	44,271	$7,288	(37)	$ 0	N/A
				12 Acres				(2023/2053)		$7,280	(37)
The Avenue Peachtree City Suburban Atlanta, GA 30269-3120	2001	Prudential (3)	88.50%(9)	169,000	98%		97%	Books a Million (2008/2013)	13,750	$30,207		$ 0	N/A
				18 Acres				Gap (2012/2022)	10,822	$25,765
								Homebanc Mortgage Corporation	8,851
								(2007/2012)
								Banana Republic (3)(2012/2022)	8,015
The Shops at World Golf Village St. Augustine, FL 32092-2724	1999	W.C. Bradley Co.	50%	80,000	74%		74%	Bradley Specialty Retailing,	31,044	$13,566		$ 0	N/A
				3 Acres				Inc. (2013/2023)		$10,905
North Point MarketCenter Suburban Atlanta, GA 30202-4889	1994/1995	Prudential (3)	11.50%	518,000	100%		100%	Target (35)	N/A	$56,970		$25,733	7/15/05
				60 Acres (38)				Babies “R” Us (2012/2032)	50,275	$46,330			8.50%
				(401,000				Media Play (2010/2025)	48,884
				square feet				Marshalls (2010/2025)	40,000
				and 49 acres				Rhodes (2011/2021)	40,000
				are owned by				Linens ‘N Things (2005/2025)	35,000
				CP Venture				United Artists (2014/2034)	34,733
				Two LLC)				Circuit City (2015/2030)	33,420
								PETsMART (2009/2029)	25,465
								Gap’s Old Navy Store	20,000
								(2006/2011)

										Adjusted
										Cost and
										Adjusted
					Percentage					Cost Less		Debt
Description,	Year				Leased	Average		Major		Depreciation		Maturity
Location	Development		Company’s	Rentable	as of	2003	Major Tenants (lease	Tenants'		and		and
and	Completed	Venture	Ownership	Square Feet	December	Economic	expiration/options	Rentable		Amortization	Debt	Interest
Zip Code	or Acquired	Partner	Interest	and Acres	31, 2003	Occupancy	expiration)	Sq. Feet		(1)	Balance	Rate
Retail Centers (Continued)
Greenbrier MarketCenter Chesapeake, VA 23327-2840	1996	Prudential (3)	11.50%	493,000	100%	99%	Target (35)	N/A		$49,105	$ 0	N/A
				44 Acres			Harris Teeter, Inc. (2016/2036)	51,806		$40,035
				(376,000 square			Best Buy (2015/2030)	45,106
				feet and 36 acres			Bed, Bath & Beyond (2012/2027)	40,484
				are owned by			Babies “R” Us (2006/2021)	40,000
				CP Venture			Stein Mart, Inc. (2006/2026)	36,000
				Two LLC)			Barnes & Noble Superstores,	29,974
							Inc. (2012/2022)
							PETsMART (2011/2031)	26,040
							Office Max (2011/2026)	23,484
							Gap’s Old Navy Store	14,000
							(2007/2012)

Los Altos MarketCenter Long Beach, CA 90815-3126	1996	Prudential (3)	11.50%	182,000	100%	100%	Sears (35)	N/A		$32,818	$ 0	N/A
				19 Acres			Circuit City (3)(2017/2037)	38,541		$27,560
				(157,000 square			Borders, Inc. (2017/2037)	30,000
				feet and 17 Acres			Bristol Farms (3)(2012/2032)	28,200
				are owned by			CompUSA, Inc. (2011/2021)	25,620
				CP Venture			Sav-on Drugs (3)(2016/2036)	16,914
				Two LLC)

Mansell Crossing Phase II Suburban Atlanta, GA 30202-4822	1996	Prudential (3)	11.50%	103,000 13 Acres	100%	97%	Bed, Bath & Beyond (2012/2027) Ross Stores Inc (2014/2034) Rooms To Go (2016/2036)	40,787 32,144 21,000	$ $	12,639 10,428	$ 0	N/A

Stand Alone Retail Sites Adjacent to Company’s Office and Retail Projects
Wildwood Office Park Suburban Atlanta, GA 30339-5671	1985-1993	IBM	50%	14 Acres	100%	100%	N/A	N/A		$7,616	$ 0	N/A
										$5,318

North Point Suburban Atlanta, GA 30202-4885	1993	N/A	100%	24 Acres	100%	100%	N/A	N/A		$3,697	$ 0	N/A
										$3,467

(1)	Cost as shown in the accompanying table includes deferred leasing costs and other related assets. For each of the following projects; 2300 and 2500 Windy Ridge Parkway, 3200 Windy Hill Road, 4100 and 4300 Wildwood Parkway, 4200 Wildwood Parkway and Wildwood Stand Alone Retail Lease Sites, the cost shown is what the cost would be if Wildwood Associates’ land cost were adjusted downward to the Company’s lower basis in the land it contributed to Wildwood Associates.

(2)	Approximately .18 acres of the total 4 acres of land at Inforum is under a ground lease expiring 2068.

(3)	Actual tenant or venture partner is affiliate of entity shown.

(4)	Lockwood Greene Engineers, Inc. has filed for bankruptcy protection and terminated its lease effective February 15, 2004.

(5)	Includes acreage and cost of land available for future development. See “Land Held for Investment or Future Development.”

(6)	103,656 square feet of this lease of 101 Independence Center expires in 2010. Additionally, the tenant has the right to terminate its space in full floor increments beginning in 2005 with 18 months notice.

(7)	3,060 square feet of this lease of 101 Independence Center expires in 2004.

(8)	Project was under construction and/or in lease-up as of December 31, 2003. In certain situations, lease expiration dates are based upon estimated commencement dates and square footage is estimated.

(9)	This project is owned in a joint venture where the partner or an additional third party may receive a share of the results of the operations or sales proceeds.

(10)	333 John Carlyle and 1900 Duke Street were financed together as one non-recourse mortgage note payable. Until certain events occur, this mortgage note is cross-collateralized with the note referred to in Note 13.

(11)	The Company developed 100 and 200 North Point Center East in the years shown. The Company sold these properties to CP Venture Two LLC in 1998 and re-purchased them in 2003.

(12)	100 North Point Center East and 200 North Point Center East were financed together as one non-recourse mortgage note payable.

(13)	333 North Point Center East and 555 North Point Center East were financed together as one non-recourse mortgage note payable. Until certain events occur, this mortgage note is cross-collateralized with the note referred to in Note 10.

(14)	36,331 square feet of the Wachovia lease expires in 2004.

(15)	Not included in the leased rentable square feet are 5,448 square feet currently subleased from Chevron to 2005 and 7,208 square feet subleased from Life Office Management Associates to 2005 at which time both spaces will be directly leased to Manhattan Associates and added to their leased square feet through their lease term.

(16)	26,778 square feet of this lease of 3200 Windy Hill Road expires in 2004 and 18,851 square feet of this lease of 3200 Windy Hill Road expires in 2006.

(17)	The lease with General Electric at 3200 Windy Hill Road has expired and is currently in negotiation for extension.

(18)	IBM exercised its right to terminate this lease at 3200 Windy Hill Road in 2004.

(19)	Georgia-Pacific Corporation has the right to terminate its lease in 2007, upon payment of a cancellation penalty. Additionally, Georgia-Pacific Corporation has the option to purchase the building on its lease expiration date for a price of $33,750,000.

(20)	The 3100 Windy Hill Road building was sold in 1983 to a third party, subject to a leasehold mortgage note with the Company and a ground lease of the underlying land. In 1997, it was determined that the Company received all the economic rights and rewards of ownership of the property, and 3100 Windy Hill Road has been accounted for as a consolidated property since that time. See “Additional Information Related to Operating Properties” following this table.

(21)	With respect to the debt related to Bank of America Plaza, see Note 4 of Notes to Consolidated Financial Statements included herein for more information.

(22)	Hunton & Williams has the right to terminate its lease at Bank of America Plaza in 2007, upon 36 months notice and payment of a termination fee.

(23)	Paul Hastings has a cancellation right on 12,812 square feet and 20,574 square feet of this lease of Bank of America Plaza in 2005 and 2006, respectively.

(24)	UBS PaineWebber has the right to terminate its lease in 2008, upon payment of a cancellation penalty.

(25)	Mirant Corporation filed for bankruptcy protection in 2003. In January 2004, the Mirant Corporation lease was renegotiated to reduce the amount of its leased space, the term of the lease, and the rental rate. These reductions are not reflected in this table.

(26)	Domtar has the right to terminate its lease in 2004 with six months notice.

(27)	Charles Schwab & Co., Inc. has the right to terminate its lease with respect to two floors or all of the space in Building IV in 2009, upon 14 months notice and payment of a termination fee. There is no right to early termination for Building III.

(28)	Northside/Alpharetta I and II are located on 1 acre and 2 acres subject to ground leases, which expire in 2059.

(29)	4,716 square feet, 12,532 square feet and 4,716 square feet of this lease of Northside/Alpharetta I expire in 2005, 2009 and 2011, respectively.

(30)	17,444 square feet and 10,754 square feet of this lease of Northside/Alpharetta II expire in 2009 and 2011, respectively.

(31)	8,718 square feet of the Northside Hospital lease expires in 2008; 7,521 square feet of the Scottish Rite Hospital lease expires in 2009.

(32)	Emory Crawford Long Medical Office Tower was developed on top of a building within the Crawford Long Hospital campus. The Company received a fee simple interest in the air rights above this building in order to develop the medical office tower.

(33)	Presbyterian Medical Plaza at University is located on 1 acre which is subject to a ground lease expiring in 2057.

(34)	Novant Health, Inc. has the option to renew 23,359 square feet of this lease of Presbyterian Medical Plaza at University through 2027, with the option to renew the balance through 2022.

(35)	This anchor tenant owns its own space and land.

(36)	Belk, Inc. will build and own its own store and pay the Company under a ground lease.

(37)	The Avenue West Cobb and The Shops of Lake Tuscaloosa became partially operational for financial reporting purposes in October 2003 and December 2003, respectively. Thus, economic occupancy does not include a full year of operations.

(38)	North Point MarketCenter includes approximately 4 outparcels which are ground leased to freestanding users.

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

		Developable	Joint	Company’s	Adjusted
		Land Area	Venture	Ownership	Cost
Description, Location and Zoned Use	Year Acquired	(1)	Partner	Interest	($ in thousands)
Wildwood Land Suburban Atlanta, Georgia Office and Commercial	1971-1989	68	N/A	100%	$4,292
Office and Commercial	1971-1982	32	IBM	50%	$7,886	(2)
North Point Land (Georgia Highway 400 & Haynes Bridge Road) (3) Suburban Atlanta, Georgia Office and Commercial – East	1970-1985	13	N/A	100%	$956
Office, Commercial and Residential – West	1970-1985	174	N/A	100%	$6,632
Ridenour Land Suburban Atlanta, Georgia Office and Commercial	2002	8	N/A	100%	$2,595
Salem Road Station Suburban Atlanta, Georgia Retail Outparcel	2000	2	N/A	100%	$286
The Avenue West Cobb Suburban Atlanta, GA Residential (4)	2003	8	N/A	100%	$2,188
The Shops of Lake Tuscaloosa Tuscaloosa, AL Retail Outparcel	2002	1	N/A	100%	$486
Temco Associates (Paulding County) Suburban Atlanta, Georgia	1991	(5)	Temple-Inland	50%	$584
			Inc. (6)

(1)	In acres, based upon management’s current estimates.

(2)	For the portion of the Wildwood Office Park land owned by a joint venture, the cost shown is what the cost would be if the venture’s land cost were adjusted downward to the Company’s lower basis in the land it contributed to the venture. The adjusted cost excludes building predevelopment costs, net, of $1,006,000.

(3)	The North Point property is located both east and west of Georgia Highway 400. The land located east of Georgia Highway 400 surrounds North Point Mall, a 1.3 million square foot regional mall on a 100-acre site which the Company sold in 1998. Development had been mainly concentrated on the land located east of Georgia Highway 400, until July 1998 when the Company commenced construction of the first building, AtheroGenics, on the west side. The land on the west side has been rezoned to mixed use to include residential as well as office and commercial. The Company sold 42 acres of land on the west side in December 2003.

(4)	The Company currently plans to rezone this land at the appropriate time in the future.

(5)	Temco Associates has an option through March 2006, with no carrying costs, to acquire the fee simple interest in approximately 7,100 acres in Paulding County, Georgia (northwest of Atlanta, Georgia). The partnership also has an option to acquire interests in a timber rights only lease covering approximately 22,000 acres. This option also expires in March 2006, with the underlying lease expiring in 2025. The options may be exercised in whole or in part over the option period, and the option price of the fee simple land was $1,173 per acre at January 1, 2004, escalating at 6% on January 1 of each succeeding year during the term of the option. The following is a detail of acreage activity:

	2003	2002	2001
Acres purchased and simultaneously sold	97	607	359
Acres purchased and held under option for third parties	—	78	128
Acres held under option subsequently sold	10	—	—
Acres purchased by Temco for residential development	21	910	—
Acres purchased for sale or future development	149	—	—
Total option acres exercised	277	1,595	487

(6)	Joint venture partner is an affiliate of the entity shown.

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

          Exclusive of new developments and purchases of furniture, fixtures and equipment, the Company had the following capital expenditures for the years ended December 31, 2003 and 2002, including its share of unconsolidated joint ventures ($ in thousands):

	2003			2002
	Office	Retail	Total	Office	Retail	Total
Second generation related costs	$12,357	$992	$13,349	$11,348	$456	$11,804
Building improvements	938	220	1,158	888	296	1,184

Total	$13,295	$1,212	$14,507	$12,236	$752	$12,988

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

          The Executive Officers of the Registrant as of March 12, 2004 were as follows:

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

          Mr. Stone joined the Company in June 1999 as President of Cousins Stone LP, a venture in which the Company purchased a 50% interest in June 1999. In July 2000, the Company purchased an additional 25% interest in Cousins Stone LP and in February 2001, the Company purchased the remaining 25% interest. The name Cousins Stone LP was changed to Cousins Properties Services LP in August 2001. Mr. Stone was President and Chief Operating Officer of the Company from February 2001 to January 2002 and has been a Director of the Company since 2001. Effective January 2002, he relinquished the positions of President and Chief Operating Officer and assumed the position of President – Texas. In February 2003, he became Vice Chairman of the Company. Since at least January 1999, he was founder and President of the predecessor to Cousins Stone LP, Faison-Stone.

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

PART II

Item 5.Market for Registrant’s Common Stock and Related Stockholder Matters

     The high and low sales prices for the Company’s common stock and cash dividends declared per common share were as follows:

	2003 Quarters				2002 Quarters
	First	Second	Third	Fourth	First	Second	Third	Fourth
High	$26.30	$28.40	$30.19	$31.11	$27.18	$27.32	$25.02	$24.89
Low	22.95	25.85	27.15	27.68	23.70	24.20	20.05	20.23
Dividends Declared:
Regular	.37	.37	.37	.37	.37	.37	.37	.37
Special	—	—	2.07	—	—	—	—	—
Payment Date:
Regular	2/24/03	5/30/03	8/25/03	12/22/03	2/22/02	5/30/02	8/26/02	12/20/02
Special	—	—	9/22/03	—	—	—	—	—

     The Company’s common stock trades on the New York Stock Exchange (ticker symbol CUZ). At February 20, 2004, there were 1,094 common stockholders of record.

Item 6.Selected Financial Data

          Selected financial data of the Company as of and for the years ended December 31, 2003, 2002, 2001, 2000 and 1999 are as follows (in thousands, except for per share amounts):

	2003	2002	2001	2000	1999
Rental property revenues	$101,389	$97,290	$94,281	$76,340	$48,617
Development, management, leasing and other fees	18,380	18,235	19,489	10,700	13,899
Residential lot and outparcel sales	12,945	9,126	6,682	13,951	17,857
Interest and other	3,940	4,393	6,061	5,995	3,588

Total revenues	136,654	129,044	126,513	106,986	83,961

Rental property operating expenses	32,674	30,613	30,505	23,744	15,166
Depreciation and amortization	39,477	36,302	32,790	24,181	14,028
Residential lot and outparcel cost of sales	10,022	7,309	5,910	11,684	14,897
Interest expense	22,576	27,041	17,852	7,680	(215)
Loss on debt extinguishment	—	3,501	—	—	—
General, administrative and other expenses	33,664	31,521	29,614	22,537	18,218

Total expense	138,413	136,287	116,671	89,826	62,094
(Provision) benefit for income taxes from operations	(2,596)	(1,526)	691	1,145	(2,442)
Income from unconsolidated joint ventures	24,619	26,670	22,897	19,452	19,637
Gain on sale of investment properties, net of applicable income tax provision	100,558	6,254	23,496	11,937	58,767

Income from continuing operations	120,832	24,155	56,926	49,694	97,829
Discontinued operations	121,339	23,717	13,889	12,915	6,253
Cumulative effect of change in accounting principle	—	—	—	(566)	—
Preferred dividends	(3,358)	—	—	—	—

Net income available to common stockholders	$238,803	$47,872	$70,815	$62,043	$104,082

Basic net income per common share	$4.94	$.97	$1.44	$1.28	$2.16

Diluted net income per common share	$4.83	$.96	$1.41	$1.25	$2.12

Cash dividends declared per common share	$3.55	$1.48	$1.39	$1.24	$1.12

Total assets	$1,140,414	$1,248,077	$1,216,629	$1,115,752	$932,925
Notes payable	$497,981	$669,792	$585,275	$485,085	$312,257
Stockholders’ investment	$578,777	$408,884	$462,673	$454,467	$437,722
Common shares outstanding at year-end	48,835	48,386	49,425	49,210	48,261

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations has been updated to reflect the restatement discussed in Note 10 to the Consolidated Financial Statements.

General. Historically, the Company’s financial results have been significantly affected by sale transactions and the fees generated by, and start-up operations of, major real estate developments, which transactions and developments do not necessarily recur. Accordingly, the Company’s historical financial statements may not be indicative of future operating results. The notes referenced in the discussion below are the “Notes to Consolidated Financial Statements” included in this Annual Report.

     2003 Highlights.

•	Sold four properties for $258.6 million, generating Gain on Sale of Investment Properties for Discontinued Operations of $93.5 million.

•	Recognized Gain on Sale of Investment Properties of $90.0 million, which was previously deferred, upon distribution of proceeds from the aforementioned sale of one of the properties.

•	Paid a special dividend of $100.5 million, or $2.07 per share, to common stockholders as a result of proceeds from aforementioned property sales.

•	Completed a preferred stock offering which generated net proceeds of $96.3 million.

•	Sold approximately 53 acres of land held for investment for net gains totaling $7.3 million.

•	Opened The Avenue West Cobb and The Shops of Lake Tuscaloosa.

•	Commenced development of The Avenue Viera and 11 new residential developments, including developments owned in joint ventures.

•	Acquired 100 and 200 North Point Center East for assumption of approximately $22.4 million of debt in December 2003.

•	Received $24.7 million of lease termination fees while maintaining a 91% overall leased percentage at December 31, 2003.

     Overview of 2003 Performance and Company and Industry Trends. In 2003 the Company continued to experience weakness in its office tenant base, with a number of early lease terminations. While this generated substantial one-time termination fees in 2003, management believes that it presents leasing challenges going forward. We expect that these terminations will impact revenues from our Office Division in 2004. Although the Company’s office portfolio closed the year at an average leased level of 91%, significant vacancy does exist in all of the major office markets, and the Company believes it will take several years for these markets to return to healthy vacancy numbers. The Company believes that market indicators for the economy show improvement. The Company also believes that job growth, a critical factor for office demand, is returning, especially in our most important market of Atlanta. Reported job growth in Atlanta has been among the highest in the nation. Management believes that deterioration in its office markets may be subsiding and that they could begin to improve in 2004.

     While office supply and demand fundamentals generally were weak in 2003, quality office and retail assets continued to garner attractive pricing in sales transactions. Management believes this is due to real estate gaining greater investor acceptance, both from institutional investors and from private and individual investors. Management believes that this trend will offer support to real estate pricing and REITs in the future. Real estate investment was also positively affected in 2003 by low interest rates that allowed many buyers to obtain more favorable financing terms for properties than in past years.

     The Company took advantage of the favorable pricing in the asset markets by selling a number of its properties in 2003. These included several retail assets at attractive prices and some office assets, as well. The Company’s primary mission is to create stockholder value through development. These assets had reached values that in management’s judgment may not have been sustained. A core principle of the Company is to actively manage its portfolio of properties and to realize value it has created at appropriate times. This value can then be invested in new value creation projects or returned to the stockholders if the Company has sufficient other funds to support future investments. This trend of favorable pricing appears to be continuing in 2004 with favorable pricing being available for a number of the Company’s office assets. The Company may sell additional assets, including office assets, in 2004.

     In 2003 the Company distributed a $100.5 million, or $2.07 per share, special dividend to its common stockholders following certain asset sales. Management believes that the Company has sufficient other funds and availability to finance its anticipated future investment needs. If the Company does sell additional assets in 2004, it will again consider a special dividend after analyzing its future capital needs.

     The Company’s fundamental retail business performed well in 2003. There were few tenant problems in the retail portfolio and the Company was able to maintain a leased level of 93%. Management believes it has a strong “shadow”

pipeline of new potential retail development projects. These include Avenue® projects, power centers and grocery anchored centers. The Company hopes to begin a number of these projects in 2004.

     The Company’s Land Division improved in 2003 and increased its contribution to earnings in 2003 as compared to 2002. The Company also added a number of new residential lot development deals to its pipeline, which management expects to contribute to future performance. Management expects this group’s contribution to continue to grow in 2004.

     Forward-Looking Statements. Certain matters contained in this report are forward-looking statements within the meaning of the federal securities laws and are subject to uncertainties and risks. These include, but are not limited to, general and local economic conditions, local real estate conditions, the activity of others developing competitive projects, the cyclical nature of the real estate industry, the financial condition of existing tenants, interest rates, the Company’s ability to obtain favorable financing or zoning, environmental matters, the effects of terrorism, the failure of assets under contract for sale to ultimately close, and other risks detailed from time to time in the Company’s filings with the Securities and Exchange Commission, including the Company’s Current Report on Form 8-K filed on December 10, 2003. The words “believes,” “expects,” “anticipates,” “estimates,” and similar expressions are intended to identify forward-looking statements. Although the Company believes that its plans, intentions and expectations reflected in any forward-looking statements are reasonable, the Company can give no assurance that such plans, intentions or expectations will be achieved. Such forward-looking statements are based on current expectations and speak as of the date of such statements. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of future events, new information or otherwise.

     Critical Accounting Policies. A critical accounting policy is one which is both important to the portrayal of a company’s financial condition and results of operations and requires significant judgment or complex estimation processes. As the Company is in the business of developing, owning and managing office and retail real estate properties and developing single-family residential communities which are parceled into lots and sold to various home builders, its critical accounting policies relate to cost capitalization, impairment of long-lived assets, depreciation and amortization, residential lot and land tract sales profit recognition and valuation of receivables.

     The Company expenses predevelopment costs incurred on a potential project until it becomes probable that the project will go forward. After a project becomes probable, all subsequently incurred predevelopment costs, as well as interest, real estate taxes and certain internal personnel and associated costs directly related to the project under development are capitalized. If the project’s probability comes into question, a reserve may be placed on the assets. If the decision is made to abandon development of a project that had been deemed probable, all previously capitalized costs are expensed or the project is written off against the reserve, if one was established. Therefore, a change in the probability of a project could result in the expensing of significant costs incurred for predevelopment activity. Furthermore, if a project is developed, a change in the estimated time and cost of construction could adversely impact the return on the project and the amount of value created from the development of the project.

     The Company periodically evaluates its real estate assets to determine if there has been any impairment in their carrying values and records impairment losses if the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. The evaluation of real estate assets involves many subjective assumptions dependent upon future economic events that affect the ultimate value of the property. For example, future cash flows from properties are estimated using expected market rental rates, anticipated leasing results and potential sales results. A change in assumptions concerning future economic events could result in an adverse change in the value of a property and cause an impairment to be recorded. The Company has analyzed all real estate assets that had indicators of impairment and has determined that the carrying value of all real estate assets on the accompanying Consolidated Balance Sheets does not exceed undiscounted cash flows estimated to be generated by those assets, and no impairment losses were required to be recorded. Unconsolidated joint ventures follow the same impairment assessment as the Company.

     Real estate assets are depreciated or amortized over their estimated useful lives using the straight-line method of depreciation. Management uses its judgment when estimating the life of the real estate assets and when allocating the cost of acquired properties. Historical data, comparable properties and replacement costs are some of the factors considered in determining useful lives and cost allocations. If management incorrectly estimates the useful lives of the Company’s real estate assets or if cost allocations are not appropriate, then depreciation and amortization may not be reflected properly in the Company’s operations.

     In its determination of the gross profit percentages to be applied to its residential lot or land tract sales in order to calculate the profits to be recognized on these sales, the Company utilizes several estimates. Gross profit percentages are calculated based on the estimated lot sales prices and the estimated costs of the development or on the estimated total land tract sales and any estimated development or improvement costs. The Company must estimate the prices of the lots or land tracts to be sold, the costs to complete the development of the residential community or the land improvements and the time period over which the lots or land tracts will ultimately be sold. If the Company’s estimated lot or land tract sales or costs of development, or the assumptions underlying either, were to be revised or be rendered inaccurate, it would affect the gross profit percentages and overall profit recognized on these sales.

     Receivables, including straight-line rent receivables, are reported net of an allowance for doubtful accounts and may be uncollectible in the future. The Company performs credit reviews and analyses on its tenants and reviews its receivables regularly for potential collection problems in computing the allowance recorded against its receivables. This review process requires the Company to make certain judgments regarding collectibility notwithstanding the fact that ultimate collections are inherently difficult to predict. A change in the judgments made could result in an adjustment to the allowance for doubtful accounts with a corresponding effect to net income.

Results of Operations For The Three Years Ended December 31, 2003

     Rental Property Revenues. Rental property revenues increased from $94,281 in 2001 to $97,290 in 2002 and $101,413 in 2003.

     2003

     Rental property revenues from the Company’s office division increased approximately $1,397,000 in 2003. Contributing to the increase in rental property revenues from the office division was an increase of approximately $1,035,000 from The Points at Waterview, as lease-up occurred at the property and average economic occupancy increased from 45% in 2002 to 84% in 2003. Partially offsetting the increase was a decrease in rental property revenues from 333 North Point Center East of approximately $961,000 in 2003 due to a decrease in average economic occupancy from 96% in 2002 to 60% in 2003, as certain tenants’ leases expired and were not renewed and the space had not yet been re-leased.

     Rental property revenues from the Company’s retail division increased approximately $2,702,000 in 2003. The Avenue West Cobb became partially operational for financial reporting purposes in October 2003, which contributed approximately $896,000 to the increase. Rental property revenues from The Avenue of the Peninsula increased approximately $722,000 in 2003, mainly due to the recognition of termination fees and percentage rents during the year. Additionally, rental property revenues from The Avenue East Cobb increased approximately $631,000, mainly due to the recognition of termination fees during the year.

     2002

     Rental property revenues from the Company’s office division increased approximately $678,000 in 2002. 1900 Duke Street became partially operational in October 2000, which contributed approximately $436,000 to the 2002 increase. Also contributing to the increase in rental property revenues from the office division in 2002 was an increase of approximately $554,000 from Meridian Mark Plaza, as its average economic occupancy increased from 94% in 2001 to 99% in 2002, and an increase of approximately $443,000 from Inforum, primarily due to lease termination fees received from two tenants. Additionally, rental property revenues increased approximately $483,000 from the 3301 Windy Ridge Parkway Building due to the renewal of the single tenant’s lease at a higher rental rate beginning May 2001. The increase in rental property revenues was partially offset by a decrease of approximately $1,178,000 from The Points at Waterview, as its average economic occupancy decreased from 73% in 2001 to 45% in 2002.

     Rental property revenues from the Company’s retail portfolio increased approximately $2,331,000 in 2002. Rental property revenues increased approximately $2,282,000 from The Avenue Peachtree City due both to the property becoming partially operational for financial reporting purposes in April 2001 and to the recognition of a termination fee of approximately $719,000 in 2002. Substantially all of the square feet terminated at The Avenue Peachtree City was re-leased. An increase in the average economic occupancy of The Avenue of the Peninsula from 75% in 2001 to 80% in 2002 also contributed approximately $1,295,000 to the increase in rental property revenues. Rental property revenues decreased approximately $990,000 in 2002 due to the February 2001 sale of Colonial Plaza MarketCenter, which partially offset the increase in rental property revenues.

     Rental Property Operating Expenses. Rental property operating expenses increased from $30,505,000 in 2001 to $30,613,000 and $32,674,000 in 2002 and 2003, respectively. The increases in both 2002 and 2003 were due primarily to the aforementioned office buildings and retail centers being leased-up or becoming partially operational for financial reporting purposes. The increases in rental property operating expenses were partially offset by approximately $500,000 in 2002 from the aforementioned decrease in average economic occupancy at The Points at Waterview.

     Development Income. Development income decreased from $6,179,000 in 2001 to $4,625,000 and $2,870,000 in 2002 and 2003, respectively. Development income and tenant construction fees decreased approximately $493,000 in 2003 from the Crawford Long — CPI, LLC joint venture, as construction of the Emory Crawford Long Medical Office Tower was substantially completed in February 2002. Development fees from third party projects also decreased approximately $1,426,000 primarily due to the wind down of three significant third party office projects and two retail projects, partially offset by an increase from a third party retail project.

     Development income decreased approximately $1,166,000 in 2002 from CPI/FSP I, L.P., as construction of Austin Research Park — Buildings III and IV was completed. Development income also decreased approximately $727,000 in 2002 from Crawford Long – CPI, LLC, as construction of the Emory Crawford Long Medical Office Tower was substantially completed in February 2002. Additionally, development income decreased approximately $215,000 in 2002 from 285 Venture, LLC, as construction of 1155 Perimeter Center West was completed in 2001. The decrease in development income in 2002 was partially offset by an increase in third party development and advisory services of approximately $687,000.

     Management Fees. Management fees increased from $7,966,000 in 2001 to $9,313,000 in 2002 and then decreased to $8,519,000 in 2003. Approximately $351,000 of the 2003 decrease related to Cousins Properties Services LP (“CPS”), as a result of decreased contracts for third party office building management services. Management fees also decreased approximately $405,000 due to the loss of the management services of the One Ninety One Peachtree Tower office building.

     Approximately $921,000 of the 2002 increase was due to the consolidation of CPS discussed in Note 5. Of this increase, approximately $868,000 was from a new third party contract which CPS obtained in October 2001. Management fees also increased approximately $175,000 in 2002 from Crawford Long – CPI, LLC, due to the aforementioned Emory Crawford Long Medical Office Tower becoming partially operational for financial reporting purposes in February 2002.

     Leasing and Other Fees. Leasing and other fees decreased from $5,344,000 in 2001 to $4,297,000 in 2002 and then increased to $6,991,000 in 2003. Leasing and other fees increased approximately $3,954,000 at CPS in 2003, primarily from an increase in sales of land which CPS brokered. The increase was partially offset by a decrease in leasing fees recognized from unconsolidated joint ventures of approximately $1,292,000 primarily due to two large leases signed in 2002.

     The decrease in 2002 is primarily due to a decrease of approximately $1,130,000 from CPI/FSP I, L.P., as leasing fees were recognized for the lease-up of Austin Research Park — Buildings III and IV in 2001. Leasing and other fees from CPS decreased approximately $822,000 in 2002 due to decreased sales of land brokered by CPS. The CPS decrease was partially offset by an increase in leasing and other fees of approximately $533,000 from third party contracts and approximately $454,000 from Ten Peachtree Place Associates, due to the lease-up of the Ten Peachtree Place building.

     Residential Lot and Outparcel Sales and Cost of Sales. Residential lot and outparcel sales increased from $6,682,000 in 2001 to $9,126,000 and $12,945,000 in 2002 and 2003, respectively. Residential lot sales increased due to an increase in the number of lots sold, from 121 lots in 2001 to 166 and 214 lots in 2002 and 2003, respectively. The mix of lots sold at the residential developments also changed between years, with the sales price points being different at the various developments. Additionally, there was one outparcel sale in 2003 for $600,000, one in 2002 for $547,000 and none in 2001.

     Residential lot and outparcel cost of sales increased from $5,910,000 in 2001 to $7,309,000 and $10,022,000 in 2002 and 2003, respectively. The increases in residential lot cost of sales were partially due to the increase in the aforementioned changes in lots sold during the periods and partially to fluctuations in gross profit percentages used to calculate the cost of sales for residential lot sales in certain of the residential developments. Furthermore, outparcel cost of sales were approximately $480,000 in 2003 and $353,000 in 2002 due to the aforementioned outparcel sales.

     Interest and Other Income. Interest and other income decreased from $6,061,000 in 2001 to $4,393,000 and $3,940,000 in 2002 and 2003, respectively. Interest and other income decreased approximately $945,000 in 2003 due to the repayment in August 2003 of the 650 Massachusetts Avenue note receivable. The decrease in 2003 was partially offset by income recognized related to warrants owned by the Company to buy common stock of an unrelated third party.

     The decrease in interest and other income in 2002 was primarily due to the $18.6 million note receivable from Gateway, which was repaid in full in November 2001.

     General and Administrative Expenses. General and administrative expenses increased from $26,734,000 in 2001 to $27,699,000 and $29,606,000 in 2002 and 2003, respectively. The increase in 2003 was primarily due to an increase in salaries and related benefits, partially offset by an increase in capitalized salaries to projects under development. The increase in 2002 was primarily due to increased salaries and related benefits as a result of the aforementioned consolidation of CPS and new personnel in several business units. Partially offsetting the increase in 2002 was a decrease resulting from the capitalization of additional general and administrative expenses to offset the partial elimination of certain development and leasing fees from joint ventures (see Note 1, “Fee Income”).

     Depreciation and Amortization. Depreciation and amortization increased from $32,790,000 in 2001 to $36,302,000 and $39,477,000 in 2002 and 2003, respectively. The increases in 2003 and 2002 were primarily due to write-offs of unamortized tenant improvements and leasing costs related to certain tenants who effected early terminations of their lease obligations. The 2002 increase also related to the aforementioned office building and retail center becoming partially operational for financial reporting purposes in 2002.

     Interest Expense. Interest expense increased from $17,852,000 in 2001 to $27,041,000 in 2002 and then decreased to $22,576,000 in 2003. Interest expense of continuing operations before capitalization increased from $27,564,000 in 2001 to $32,975,000 in 2002 and then decreased to $32,260,000 in 2003. The 2003 decrease was partially due to a decrease in interest expense of $1,418,000 related to the Company’s credit facility. The credit facility was paid down in part using the proceeds of the July 2003 preferred stock offering and from a portion of the proceeds from the aforementioned property sales. The decrease in interest expense of continuing operations before capitalization in 2003 was partially offset by an increase in interest expense of $877,000 related to the refinancing of the CSC Associates, L.P. note (see Note 4). The amount of interest capitalized (a reduction of interest expense), which changes parallel to the level of projects under development, decreased from $9,712,000 in 2001 to $5,934,000 in 2002 and then increased to $9,684,000 in 2003. Capitalized interest varies as the weighted average expenditures for projects under development changes. Expenditures were higher in 2003 compared to 2002.

     Interest expense of continuing operations before capitalization increased in 2002 due to higher average debt levels, in part from the CSC Associates, L.P. refinancing (see Note 4). Additionally, the Company completed three non-recourse mortgages in 2001 for properties not included in discontinued operations: 600 University Park Place in July 2001, 333 John Carlyle/1900 Duke Street and 333/555 North Point Center East in November 2001, which all contributed a full year of interest to 2002. Partially offsetting the increase in interest expense in 2002 was a reduction in interest on the credit facility due to a decrease in the average floating rate.

     Other Expenses. Other expenses increased from $2,261,000 in 2001 to $3,147,000 and $3,290,000 in 2002 and 2003, respectively. Both predevelopment expense and minority interest remained relatively flat between 2002 and 2003. The 2002 increase in other expenses was mainly due to an increase of $793,000 in predevelopment expense from 2001.

     (Provision) Benefit for Income Taxes From Operations. Income taxes from operations increased from a benefit of $691,000 in 2001 to a provision of $1,526,000 in 2002 and increased further to a provision of $2,596,000 in 2003. The increase in 2003 was due to higher income before income taxes and gain on sale of investment properties at CREC and its subsidiaries due to increased residential lot and outparcel sales, net of cost of sales. The increase is also due to an increase in income from CREC II and its subsidiaries, which is now merged into CREC, from increased fees on sales of land partnerships brokered by CPS.

     The increase in the tax provision in 2002 was primarily due to an increase in income before income taxes and gain on sale of investment properties from CREC and its subsidiaries. The increase at CREC and its subsidiaries was primarily due to increases in income from residential lot sales, net of cost of sales, and a decrease in general and administrative expenses. The increase at CREC and its subsidiaries was partially offset by a decrease in development income and an increase in interest expense. The increase in the provision for income taxes in 2002 was also due to a decrease in the loss before income taxes and gain on sale of investment properties from CREC II and its subsidiaries. This decrease was mainly due to increased income from CPS.

     Income From Unconsolidated Joint Ventures. (All amounts reflect the Company’s share of joint venture income.) Income from unconsolidated joint ventures increased from $22,897,000 in 2001 to $26,670,000 in 2002 and then decreased to $24,619,000 in 2003.

     Income from Wildwood Associates increased from $5,223,000 in 2001 to $6,360,000 in 2002 and then decreased to $4,820,000 in 2003. The 2003 decrease was due to a decrease in rental property revenues at 2300 Windy Ridge Parkway due to a decrease in average economic occupancy from 99% in 2002 to 86% in 2003. Rental property revenues also decreased in 2003 from the 3200 Windy Hill Road Building as its average economic occupancy decreased from 100% in 2002 to 94% in 2003. The decrease at the 3200 Windy Hill Road Building was partially offset by a termination fee received in 2003 from a tenant who exercised their cancellation option. Income from Wildwood Associates also decreased approximately $551,000 in 2003 due to an impairment loss which was recognized when certain land was categorized as held for sale. The ultimate sales price was comparable to the new carrying value. The 2002 increase was primarily due to an increase in rental property revenues from the 3200 Windy Hill Road Building, as its average economic occupancy increased from 99% in 2001 to 100% in 2002 and its tenant mix changed.

     The loss from Cousins LORET increased from $54,000 in 2001 to $729,000 in 2002 and then the loss decreased to $153,000 in 2003. The 2003 decrease in loss was due to a decrease in depreciation and amortization of approximately $884,000 in 2003 at Two Live Oak Center. The decrease in depreciation and amortization was partially offset by a decrease in rental property revenues as the average economic occupancy of Two Live Oak Center decreased from 89% in 2002 to 81% in 2003. The increase in loss in 2002 was primarily due to a reduction in the average economic occupancy of Two Live Oak Center from 98% in 2001 to 89% in 2002 and to an increase of approximately $582,000 in depreciation and amortization at Two Live Oak Center, as previously mentioned.

     Income from Temco Associates increased from $1,720,000 in 2001 to $1,949,000 and $3,139,000 in 2002 and 2003, respectively. Lots sold at Temco Associates increased from 233 lots in 2001 to 289 and 356 lots in 2002 and 2003, respectively. During 2001, 2002 and 2003, approximately 359, 607 and 97 acres, respectively, of the option related to the fee simple interest were exercised and simultaneously sold. Additionally, in 2003, 10 acres which had previously been exercised under the option were sold. CREC’s share of the gain on these and other tract sales was approximately $1,075,000, $668,000 and $472,000 in 2001, 2002 and 2003, respectively.

     Income from 285 Venture, LLC increased from $2,596,000 in 2001 to $2,725,000 in 2002 and then decreased to a loss of $845,000 in 2003. The 2003 decrease was due to the underlying tenant, Mirant Corporation (“Mirant”), declaring bankruptcy. Rental property revenues did not change in 2003, but at December 31, 2003, it was probable that the Mirant lease would be renegotiated so as to decrease the amount of space leased. Therefore, the related SFAS No. 13 straight-line rent receivable and the unamortized tenant improvements and leasing costs related to the likely-to-be-vacated space were reserved in 2003. In January 2004, the Mirant lease was renegotiated, as anticipated. Mirant reduced the amount of leased space, the term of its lease and its rental rate. The Company is actively attempting to re-lease the vacated space, but the impact on income from 285 Venture, LLC in 2004 and beyond is not known at this time.

     Income of $927,000 from Crawford Long — CPI, LLC was first recognized in 2002 as Emory Crawford Long Medical Office Tower became partially operational for financial reporting purposes in February 2002. Income from Crawford Long – CPI, LLC decreased to $376,000 in 2003 due to interest expense related to a mortgage note payable obtained by the venture in 2003.

     Income from Ten Peachtree Place Associates decreased from $169,000 in 2001 to a loss of $854,000 in 2002, and then increased to income of $531,000 in 2003. The average economic occupancy of Ten Peachtree Place was 93% in 2001, 14% in 2002 and 90% in 2003. The partner in the venture leased the building until November 2001, and after expiration of this lease, the building was re-leased during 2002, with most of the occupancy occurring in 2003.

     Income from CL Realty, L.L.C. was $606,000 in 2003. The venture was formed in 2002 and lot development began. Lot sales commenced in 2003 with 191 lots being sold. CL Realty, L.L.C. currently has over 8,000 lots under development in nine different residential projects. These projects are expected to be completed within two to ten years.

     Income from CPI/FSP I, L.P. increased from $352,000 in 2001 to $2,119,000 and $2,368,000 in 2002 and 2003, respectively. Austin Research Park – Buildings III and IV became partially operational for financial reporting purposes in June 2001 and September 2001, respectively.

     Income from the CP Venture LLC entities did not significantly change between 2001 and 2002, but decreased to a loss of $22,000 in 2003. The loss in 2003 was due to an impairment loss recognized at CP Venture Two LLC related to 100 and 200 North Point Center East. (See Note 5 for a description of the Company’s interest in CP Venture LLC and CP Venture Two LLC.) 100 and 200 North Point Center East were held for sale properties in 2003, and, as a result, an impairment loss was recorded to reduce the properties to their fair value.

     Income from Gateway increased from $620,000 in 2001 to $1,184,000 in 2002 and then decreased to $1,176,000 in 2003. The Company recognizes an 11.46% current preferred return on its equity in Gateway, which increased from $3,200,000 to $10,556,000 in November 2001. Income does not equal the preferred return on the equity due to amortization of capitalized amounts at the Company level.

     Gain on Sale of Investment Properties. Gain on sale of investment properties, net of applicable income tax provision, was $23,496,000, $6,254,000 and $100,558,000 in 2001, 2002 and 2003, respectively. The 2003 gain included the following: deferred gain due to the distribution of proceeds from the Mira Mesa sale ($90.0 million — see Note 5), the September 2003 sale of 10.6 acres of Company-owned Wildwood land ($1.9 million), the December 2003 sale of North Point West Side land ($5.3 million) and the recurring amortization of net deferred gain from the Prudential transaction ($3.3 million — see Note 5).

     The 2002 gain included the following: the December 2002 sale of 5.5 acres of Company-owned Wildwood land ($2.1 million) and the amortization of net deferred gain from the Prudential transaction ($4.1 million — see Note 5).

     The 2001 gain included the following: the February 2001 sale of Colonial Plaza MarketCenter ($17.1 million), the February 2001 disposition of leasehold interests at Summit Green ($0.2 million), the December 2001 sale of 7 acres of Wildwood land ($2.0 million) and the amortization of net deferred gain from the Prudential transaction ($4.2 million — see Note 5).

     Discontinued Operations. The Company sold AT&T Wireless Services Headquarters, Cerritos Corporate Center – Phase II and Mira Mesa MarketCenter in the second quarter of 2003. The Company sold Presidential MarketCenter and Perimeter Expo in the third quarter of 2003. Subsequent to year-end, The Shops of Lake Tuscaloosa, Northside/Alpharetta I and II, 101 Second Street and 55 Second Street were sold. SFAS No. 144 requires that these office buildings and retail centers that were sold or are considered held for sale be treated as discontinued operations and that the results of their operations and any gains on sales from these properties be shown as a separate component of income in the Consolidated Statements of Income for all periods presented. See Note 8 for a detail of the components of income from discontinued operations.

     Income from discontinued operations increased from $13,889,000 in 2001 to $22,453,000 and $27,880,000 in 2002 and 2003, respectively. A termination fee of $20,000,000 was recognized in 2003 from Cable & Wireless Internet Services, Inc., which terminated its 158,000 square foot lease at 55 Second Street in January 2003. Although the operations of the five properties sold in 2003 were not included in 2003 Discontinued Operations for a full year, the above mentioned termination fee partially offset the loss of income from those properties.

     The increase in income from discontinued operations for 2002 was primarily due to 55 Second Street becoming partially operational for financial reporting purposes in February 2002.

Liquidity and Capital Resources

     Financial Condition. The Company’s adjusted debt was $498.0 million, or 24% of total market capitalization, at December 31, 2003, and the Company was subject to the following contractual obligations and commitments ($ in thousands):

		Less Than	1-3	4-5	After
	Total	1 Year	Years	Years	5 Years
Contractual Obligations:
Company long-term debt (Note 4):
Unsecured notes payable	$20,698	$1,426	$19,182	$60	$30
Mortgage debt	477,283	8,707	26,560	84,632	357,384
Operating leases (ground leases)	34,370	336	694	724	32,616
Operating leases (offices)	1,457	1,015	442	—	—

Total Contractual Obligations	$533,808	$11,484	$46,878	$85,416	$390,030

Commitments:
Letters of credit	$9,579	$9,579	$—	$—	$—
Performance bonds	3,165	2,500	665	—	—
Estimated development commitments	101,762	95,762	6,000	—	—
Unfunded tenant improvements	9,333	9,333	—	—	—

Total Commitments	$123,839	$117,174	$6,665	$—	$—

     At December 31, 2003, the Company had no amounts drawn on its $275 million credit facility. The amount available under this credit facility is reduced by outstanding letters of credit. This unsecured credit facility contains customary conditions precedent to borrowing, including compliance with financial covenants such as minimum interest coverage and maximum debt to market capitalization. The interest rate on this facility is equal to LIBOR plus a spread based on the ratio of total debt to total assets. As of December 31, 2003, the spread over LIBOR was 1.15%. This facility also contains customary events of default that could give rise to acceleration and include such items as failure to pay interest or principal and breaches of financial covenants such as maintenance of minimum capitalization and minimum interest coverage. This facility is maturing in August 2004, at which time the Company intends to replace it with a new credit facility. Terms and conditions under this new facility are not known at this time.

     The Company’s mortgage debt is primarily non-recourse fixed-rate debt secured by various real estate. As of December 31, 2003, the weighted average interest rate on this debt was 7.2%. In addition, many of the Company’s non-recourse mortgages contain covenants which, if not satisfied, could result in acceleration of the maturity of the debt. Although not certain at this time, the Company intends to either refinance the non-recourse mortgages if they own the related property at maturity or pay off the mortgages with proceeds of other financings.

     The Company has future lease commitments under land leases aggregating approximately $34.4 million over an average remaining term of 60 years. Additionally, the Company has future lease commitments for office space aggregating approximately $1.4 million over an average remaining term of 1.5 years.

     As of December 31, 2003, the Company had outstanding letters of credit and performance bonds aggregating approximately $12.7 million. These instruments primarily related to guarantees of maintenance and/or performance pertaining to the Company’s development projects or additional collateral on unsecured corporate notes payable.

     The Company has development and acquisition projects in various planning stages. The Company currently intends to finance these projects and projects currently under construction discussed in Note 9, by using its existing credit facility (increasing the credit facility as required), long-term non-recourse financing on the Company’s unleveraged projects, joint ventures, project sales and other financings as market conditions warrant. As of December 31, 2003, outstanding commitments for the construction and design of consolidated real estate projects totaled approximately $101.8 million most of which is estimated to be funded in 2004. In addition, the Company was obligated under lease agreements at its operating properties to fund remaining tenant improvement costs of approximately $9.3 million in 2004.

     As a member of various of the unconsolidated joint ventures described in Note 5, the Company may be required to make additional capital contributions from time to time to fund development costs, tenant improvement costs or operating deficits. The Company has not guaranteed the debt of any of its unconsolidated joint ventures, except for guarantees of “non-recourse carve-outs” of mortgages.

     In September 1996, the Company filed a shelf registration statement with the Securities and Exchange Commission (“SEC”) for the offering from time to time of up to $200 million of common stock, warrants to purchase common stock and debt securities. Approximately $68 million had previously been drawn on this shelf registration. In July 2003, the Company filed a new and amended shelf registration statement, which provided for the offering from time to time of up to $133 million (increasing the amount available by $1 million) of common stock, warrants to purchase common stock, debt securities and preferred stock. As described in Note 6, the Company issued $100 million of preferred stock in July 2003. As of December 31, 2003, approximately $33 million remained available for issuance under the new shelf registration statement.

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

     Cash Flows. Cash Flows from Operating Activities.

     Net cash provided by operating activities of continuing operations decreased from $51.8 million in 2001 to $50.6 million in 2002 and then increased to $56.7 million in 2003. In 2003, income from continuing operations before gain on sale of investment properties increased $2.4 million. Additionally, depreciation and amortization increased $3.2 million, primarily due to write-offs of unamortized tenant improvements and leasing costs related to certain tenants who effected early terminations of their lease obligations. Further contributing to the increase in net cash provided by operating activities was an increase in residential lot and outparcel cost of sales of approximately $3.4 million due to increased lot sales in 2003. Partially offsetting the increase in net cash provided by operating activities were decreases of approximately $3.0 million in changes in other operating assets and liabilities.

     In 2002, the decrease in net cash provided by operating activities of continuing operations was primarily due to a decrease in income from continuing operations before gain on sale of investment properties of approximately $15.5 million. This decrease was partially offset by an increase in depreciation and amortization of approximately $3.6 million due to the aforementioned office buildings and retail center becoming partially operational for financial reporting purposes and to write-offs of unamortized tenant improvements and leasing commissions related to lease terminations in 2002. Changes in other operating assets and liabilities increased approximately $5.1 million and residential lot and outparcel development and acquisition expenditures decreased approximately $2.0 million, also partially offsetting the decrease in net cash provided by operating activities.

     Cash Flows from Discontinued Operations. Net cash provided by operating activities of discontinued operations increased from $24.7 million in 2001 to $38.7 million and $41.9 million in 2002 and 2003, respectively. Five of the properties included in discontinued operations were sold in 2003, whereas 2002 reflected a full year of activity for these same properties. See Note 8 for detailed information.

     Cash Flows from Investing Activities. Net cash used in investing activities decreased from $104.0 million in 2001 to $73.0 million in 2002, and then increased to net cash provided by investing activities of $185.8 million in 2003. In 2003, net cash provided by sales activities increased $252.8 million due to the aforementioned sales of investment properties. Also contributing to the increase in net cash provided by investing activities was an increase of $25.6 million in collection of notes receivable, net of investment in, resulting from the repayment of the 650 Massachusetts Avenue note receivable. Distributions in excess of income from unconsolidated joint ventures increased approximately $24.5 million, consisting primarily of an increase in distributions of approximately $22.5 million. The increase in distributions was primarily due to distributions of $26.3 million from Crawford Long – CPI, LLC. In May 2003, Crawford Long – CPI, LLC, in which the Company is a 50% partner, obtained non-recourse financing of $55 million. The proceeds from this financing were distributed to the partners. Also contributing to the net increase in distributions was an increase of approximately $1.7 million from CSC Associates, partially offset by a decrease in distributions from Wildwood Associates of approximately $4.7 million. The increase in net cash provided by investing activities was partially offset by an increase of approximately $22.6 million in property acquisition and development expenditures as a result of increased development activity in 2003 compared to 2002. Also partially offsetting the increase in net cash used in investing activities were increases of $24.1 million in investment in unconsolidated joint ventures. Investment in CL Realty, L.L.C. increased approximately $26.2 million, which was primarily utilized to fund the Company’s portion of land acquisition costs in connection with CL Realty, L.L.C.’s new residential developments. These increases in contributions were partially offset by a decrease in contributions to Crawford Long – CPI, LLC of approximately $4.0 million, as development of the Emory Crawford Long Medical Office Tower was substantially completed in February 2002.

     The decrease in net cash used in investing activities in 2002 was primarily due to a decrease of approximately $54.2 million in property acquisition and development expenditures, as a result of the Company having a lower level of projects under development in 2002. Investment in unconsolidated joint ventures decreased approximately $34.5 million, which also contributed to the decrease in net cash used in investing activities. This decrease was primarily due to a decrease in contributions of approximately $15.4 million to CPI/FSP I, L.P., as construction of Austin Research Park — Buildings III and IV was completed in 2001, a decrease in contributions of approximately $13.0 million to Crawford Long – CPI, LLC in 2002, as construction of the Emory Crawford Long Medical Office Tower was substantially completed in February 2002, and a decrease in contributions of approximately $1.1 million to 285 Venture, LLC, as construction of 1155 Perimeter Center

West was completed in 2001. Contributions to Gateway also decreased approximately $7.8 million. The decrease in investment in unconsolidated joint ventures was partially offset by an increase in contributions of approximately $4.0 million to Ten Peachtree Place Associates in 2002. The decrease in net cash paid in acquisition of business of approximately $2.1 million, which resulted from the acquisition of the remaining 25% interest in CPS in the first quarter of 2001, and a decrease in change in other assets, net, of approximately $6.8 million, both further contributed to the decrease in net cash used in investing activities. Net cash provided by sales activities decreased approximately $45.8 million due primarily to the sale of Colonial Plaza MarketCenter in February 2001, which partially offset the decrease in net cash used in investing activities. Collection of notes receivable decreased approximately $2.9 million, which also partially offset the decrease in net cash used in investing activities. Further offsetting the decrease in net cash used in investment activities in 2002 was a decrease in distributions in excess of income from unconsolidated joint ventures of approximately $12.7 million, consisting of a decrease in total distributions of approximately $8.9 million and an increase in income of approximately $3.8 million. The decrease in total distributions was primarily due to a decrease of approximately $17.6 million from Gateway, as a result of refinancing Gateway’s construction loan in 2001, partially offset by increases in total distributions of approximately $7.1 million from Wildwood Associates and $1.9 million from CPI/FSP I, L.P.

     Cash Flows from Financing Activities. Net cash provided by financing activities decreased from $35.5 million in 2001 to net cash used in financing activities of $19.4 million in 2002 and $278.0 million in 2003. The increase in net cash used in financing activities in 2003 was primarily attributable to an increase of $164.5 million in net amounts paid on the credit facility and a decrease of $152.5 million in proceeds from other notes payable, due to the February 2002 refinancing of Bank of America Plaza. Also contributing to the increase in net cash used in financing activities was a $98.9 million increase in common dividends paid, primarily due to a special dividend of $2.07 per common share paid in September 2003. Preferred dividends paid also increased $2.4 million due to the preferred stock offering in July 2003 (see Note 6). An increase of $9.7 million due to a distribution to a minority partner from the 2003 Mira Mesa sale also contributed to the increase in net cash used in financing activities. Partially offsetting the increase in net cash used in financing activities was the receipt of $96.3 million of net proceeds from the aforementioned July 2003 preferred stock offering. A decrease of approximately $34.9 million in common stock repurchases, net of common stock sold, and a decrease of $38.3 in repayment of other notes payable due to the aforementioned refinancing of Bank of America also partially offset the increase in net cash used in financing activities.

     The decrease in net cash provided by financing activities in 2002 was primarily attributable to an increase of approximately $67.8 million in repayment of other notes payable due to the refinancing of Bank of America Plaza (see Note 4). Also contributing to the decrease in net cash provided by financing activities to net cash used in financing activities was an increase of $29.4 million of common stock repurchases. An increase in the dividends paid per share to $1.48 in 2002 from $1.39 in 2001 also contributed to the decrease in net cash provided by financing activities as dividends paid increased approximately $4.8 million. Additionally, common stock sold, net of expenses, decreased by approximately $5.1 million. The increase in proceeds from other notes payable of approximately $26.3 million due to the aforementioned refinancing of Bank of America Plaza and an increase of approximately $25.8 million in net amounts drawn on the credit facility partially offset the decrease in net cash provided by financing activities.

     Effects of Inflation. The Company attempts to minimize the effects of inflation on income from operating properties by using rents tied to tenants’ sales, periodic fixed-rent increases or increases based on the Consumer Price Index, and/or pass-through of certain operating expenses of properties to tenants.

     Other Matters. The events of September 11, 2001 adversely affected the pricing and availability of property insurance. In particular, premiums increased and terrorism insurance coverage became harder to obtain. The availability of coverage has improved and, at this time, the Company and its unconsolidated joint ventures are adequately insured on all of their assets. While the Company’s cost of property insurance coverage has increased, management believes the costs are currently reasonable and should not have a material impact on the Company’s financial condition or results of operations in 2004. There can be no assurance that this situation will continue beyond 2004.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

     The Company is exposed to the impact of interest rate changes as a result of variable rate debt held by the Company. A loan related to the Company’s airplane has a variable rate. The Company also has a variable rate credit facility. No amounts were drawn on this facility as of December 31, 2003. The Company does not enter into contracts for trading purposes and does not use leveraged instruments.

     The following table summarizes the Company’s market risk associated with notes payable and notes receivable as of December 31, 2003. The information presented below should be read in conjunction with Notes 3 and 4. The table presents scheduled principal repayments and related weighted average interest rates by expected year of maturity. Variable rate represents the floating interest rate calculated at December 31, 2003.

	Expected Year of Maturity
								Fair
($ in thousands)	2004	2005	2006	2007	2008	Thereafter	Total	Value

Notes Payable:
Fixed Rate	$9,080	$27,915	$17,827	$68,623	$16,069	$357,414	$496,928	$555,734
Average Interest Rate	7.45%	7.70%	7.61%	8.02%	7.07%	7.52%	7.59%	—

Variable Rate	$1,053	$—	$—	$—	$—	$—	$1,053	$1,053
Average Interest Rate	3.50%	—	—	—	—	—	3.50%	—

Notes Receivable:
Fixed Rate	$2,045	$1	$1	$1	$1	$1	$2,050	$2,050
Average Interest Rate	3.00%	8.50%	8.50%	8.50%	8.50%	8.50%	3.02%	—

Item 8. Financial Statements and Supplementary Data

     The Consolidated Financial Statements and Notes to Consolidated Financial Statements of the Registrant and Report of Independent Registered Public Accounting Firm are included in a separate section of this report.

     Selected quarterly information (unaudited) for the two years ended December 31, 2003 ($ in thousands, except per share amounts):

	Quarters
	First	Second	Third	Fourth
2003:
Revenues	$62,881	$41,149	$41,273	$44,300
Income from unconsolidated joint ventures	6,497	7,663	6,932	3,527
Gain on sale of investment properties, net of applicable income tax provision	1,003	90,956	2,178	6,421
Income from continuing operations	24,456	96,788	9,557	10,423
Discontinued operations	3,138	46,712	51,054	33
Net income available to common stockholders	27,594	143,500	59,190	8,519
Basic income from continuing operations per common share	.51	2.01	.17	.18
Basic net income per common share	.57	2.97	1.22	.18
Diluted income from continuing operations per common share	.51	1.97	.16	.17
Diluted net income per common share	.57	2.92	1.19	.17

2002:
Revenues	$42,194	$41,522	$45,029	$42,402
Income from unconsolidated joint ventures	7,030	6,601	6,880	6,159
Gain on sale of investment properties, net of applicable income tax provision	1,029	1,042	1,028	3,155
Income from continuing operations	6,485	9,651	9,014	9,720
Discontinued operations	2,789	3,061	2,996	4,156
Net income available to common stockholders	9,274	12,712	12,010	13,876
Basic income from continuing operations per common share	.13	.20	.18	.20
Basic net income per common share	.19	.26	.24	.29
Diluted income from continuing operations per common share	.13	.19	.18	.20
Diluted net income per common share	.18	.25	.24	.28

Note: The above per share quarterly information may not sum to full year per share numbers due to rounding.

     Other financial statements and financial statement schedules required under Regulation S-X are filed pursuant to Item 15 of Part IV of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable.

Item 9A.Controls and Procedures

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

     Subsequent to the original evaluation of internal control, the Company restated its consolidated statements of cash flows as described in the Explanatory Note in the forepart of this Form 10-K/A and in Note 10 to the consolidated financial statements. Management has made changes to its internal controls consistent with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 that should improve controls over the preparation of the statement of cash flows. After considering the effect of the restatement, management continues to believe that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this annual report.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) 1. Financial Statements

A.	The following Consolidated Financial Statements of the Registrant, together with the applicable Report of Independent Registered Public Accounting Firm, are included in this report on the pages indicated.

B.	The following Financial Statements, together with the applicable Report of Independent Registered Public Accounting Firm, of CSC Associates, L.P., a joint venture of the Registrant meeting the criteria for a significant subsidiary under the rules and regulations of the Securities and Exchange Commission, are included in this report on the pages indicated.

Item 15. Continued

     2. Financial Statement Schedules

The following financial statement schedules are included in this report on the pages indicated.

Page Number
A.	Cousins Properties Incorporated and Consolidated Entities:
Schedule III- Real Estate and Accumulated
	Depreciation - December 31, 2003	F-28 through F-33

B.	CSC Associates, L.P.:
Schedule III- Real Estate and Accumulated
	Depreciation - December 31, 2003	S-11

NOTE:	Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

3. Exhibits

3(a)(i)	Restated and Amended Articles of Incorporation of Registrant, as amended August 9, 1999, filed as Exhibit 3.1 in the Registrant’s Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference.

3(b)	By-laws of Registrant, as amended April 29, 1993, filed as Exhibit 3.2 in the Registrant’s Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference.

4(a)	Dividend Reinvestment Plan as restated as of March 27, 1995, filed in the Registrant’s Form S-3 dated March 27, 1995, and incorporated herein by reference.

10(a)(i)	Cousins Properties Incorporated 1989 Stock Option Plan, as renamed the 1995 Stock Incentive Plan and approved by the Stockholders on May 6, 1996, filed as Exhibit A to the Registrant’s Proxy Statement dated May 6, 1996, as amended, filed in the Registrant’s Proxy Statement dated March 27, 1998 and incorporated herein by reference.

10(a)(ii)	Cousins Properties Incorporated 1999 Incentive Stock Plan, as amended and restated, approved by the Stockholders on May 6, 2003, filed as Annex A to the Registrant’s Proxy Statement dated March 25, 2003, and incorporated herein by reference.

10(b)(i)	Cousins Properties Incorporated Profit Sharing Plan, as amended and restated effective as of January 1, 2002, filed as Exhibit 10(b)(i) to the Registrant’s Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.

10(b)(ii)	Cousins Properties Incorporated Profit Sharing Trust Agreement as effective as of January 1, 1991, filed as Exhibit 10(b)(ii) to the Registrant’s Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.

Item 15. Continued

10(d)	Cousins Properties Incorporated Stock Plan for Outside Directors, as approved by the Stockholders on April 29, 1997, filed as Exhibit 10(d) to the Registrant’s Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.

10(e)	Cousins Properties Incorporated Credit Agreement as of August 31, 2001 among Cousins Properties Incorporated, the Banks named therein, Bank of America, N.A., as Administrative Agent, Wachovia Bank, N.A., as Syndication Agent and each of Bank of America Securities LLC and Wachovia Securities, Inc., as Joint Lead Arrangers and Joint Book Managers, filed as Exhibit 10(e) to the Registrant’s Form 10-K for the year ended December 31, 2001, and incorporated herein by reference.

11	Computation of Per Share Earnings. Data required by SFAS No. 128, “Earnings Per Share,” is provided in Note 1 of the Consolidated Financial Statements of Registrant.

21*	Subsidiaries of the Registrant.

23*	Consent of Registered Independent Public Accounting Firm.

31.1*	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

*Filed herewith.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cousins Properties Incorporated
(Registrant)

Dated: March 23, 2005

	BY:	/s/ James A. Fleming

James A. Fleming
Executive Vice President and Chief Financial
Officer
(Duly Authorized Officer and Principal Financial
and Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Capacity	Date
Principal Executive Officer:

	President, Chief Executive	March 23, 2005
/s/ Thomas D. Bell, Jr. Thomas D. Bell, Jr.	Officer and Vice Chairman of the Board

Principal Financial and Accounting Officer:

/s/ James A. Fleming James A. Fleming	Executive Vice President and Chief Financial Officer	March 23, 2005

Additional Directors:

/s/ T. G. Cousins T. G. Cousins	Chairman of the Board	March 23, 2005

/s/ Erskine B. Bowles Erskine B. Bowles	Director	March 23, 2005

/s/ Richard W. Courts, II Richard W. Courts, II	Director	March 23, 2005

/s/ Lillian C. Giornelli Lillian C. Giornelli	Director	March 23, 2005

/s/ Taylor Glover Taylor Glover	Director	March 23, 2005

/s/ James Hance James Hance	Director	March 23, 2005

/s/ Boone A. Knox Boone A. Knox	Director	March 23, 2005

/s/ John J. Mack John J. Mack	Director	March 23, 2005

Signature	Capacity	Date

/s/ Hugh L. McColl, Jr. Hugh L. McColl, Jr.	Director	March 23, 2005

/s/ William Porter Payne William Porter Payne	Director	March 23, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Cousins Properties Incorporated:

     We have audited the accompanying consolidated balance sheets of Cousins Properties Incorporated (a Georgia corporation) and consolidated entities (the “Company”) as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders’ investment and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule in the index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cousins Properties Incorporated and consolidated entities as of December 31, 2003 and 2002 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

     As discussed in Note 8 to the financial statements, the Company changed its method of accounting for discontinued operations in 2002 to conform to Statement of Financial Accounting Standards No. 144.

     As discussed in Note 10 to the consolidated financial statements, the Company restated its consolidated statements of cash flows for each of the three years in the period ended December 31, 2003.

DELOITTE & TOUCHE LLP

Atlanta, Georgia

February 25, 2004, except for Notes 4, 8 and 12 as to which the date is November 8, 2004 and except for Note 10 as to which the date is March 23, 2005

Cousins Properties Incorporated and Consolidated Entities
CONSOLIDATED BALANCE SHEETS

($ in thousands, except share and per share amounts)

	December 31,
	2003	2002
ASSETS

PROPERTIES:
Operating properties, net of accumulated depreciation of $162,955 in 2003 and $155,100 in 2002	$686,788	$757,329
Land held for investment or future development	17,435	16,632
Projects under construction	152,042	171,135
Residential lots under development	22,496	20,100

Total Properties	878,761	965,196

CASH AND CASH EQUIVALENTS, at cost, which approximates market	13,061	6,655

RESTRICTED CASH	3,661	2,816

NOTES AND OTHER RECEIVABLES	19,847	50,607

INVESTMENT IN UNCONSOLIDATED JOINT VENTURES	185,221	185,516

OTHER ASSETS, including goodwill of $15,696 in 2003 and $15,612 in 2002	39,863	37,287

TOTAL ASSETS	$1,140,414	$1,248,077

LIABILITIES AND STOCKHOLDERS’ INVESTMENT

NOTES PAYABLE	$497,981	$669,792

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES	29,909	35,445

DEPOSITS AND DEFERRED INCOME	5,341	3,429

TOTAL LIABILITIES	533,231	708,666

MINORITY INTERESTS	19,346	26,959

DEFERRED GAIN	9,060	103,568

COMMITMENTS AND CONTINGENT LIABILITIES (Note 4)

STOCKHOLDERS’ INVESTMENT:
7.75% Series A cumulative redeemable preferred stock, $1 par value, $25 liquidation value; 20,000,000 shares authorized, 4,000,000 and 0 shares issued	100,000	—
Common stock, $1 par value; 150,000,000 shares authorized, 51,526,647 and 50,843,835 shares issued	51,527	50,844
Additional paid-in capital	298,542	288,172
Treasury stock at cost, 2,691,582 and 2,457,482 shares	(64,894)	(59,356)
Unearned compensation	(5,803)	(2,647)
Cumulative undistributed net income	199,405	131,871

TOTAL STOCKHOLDERS’ INVESTMENT	578,777	408,884

TOTAL LIABILITIES AND STOCKHOLDERS’ INVESTMENT	$1,140,414	$1,248,077

See notes to consolidated financial statements.

Cousins Properties Incorporated and Consolidated Entities
CONSOLIDATED STATEMENTS OF INCOME

($ in thousands, except per share amounts)

	Years Ended December 31,
	2003	2002	2001
REVENUES:
Rental property revenues	$101,389	$97,290	$94,281
Development income	2,870	4,625	6,179
Management fees	8,519	9,313	7,966
Leasing and other fees	6,991	4,297	5,344
Residential lot and outparcel sales	12,945	9,126	6,682
Interest and other	3,940	4,393	6,061

	136,654	129,044	126,513

COSTS AND EXPENSES:
Rental property operating expenses	32,674	30,613	30,505
General and administrative expenses	29,606	27,699	26,734
Depreciation and amortization	39,477	36,302	32,790
Residential lot and outparcel cost of sales	10,022	7,309	5,910
Interest expense	22,576	27,041	17,852
Loss on debt extinguishment	—	3,501	—
Property taxes on undeveloped land	768	675	619
Other	3,290	3,147	2,261

	138,413	136,287	116,671

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND INCOME FROM UNCONSOLIDATED JOINT VENTURES	(1,759)	(7,243)	9,842
(PROVISION) BENEFIT FOR INCOME TAXES FROM OPERATIONS	(2,596)	(1,526)	691
INCOME FROM UNCONSOLIDATED JOINT VENTURES	24,619	26,670	22,897

INCOME FROM CONTINUING OPERATIONS BEFORE GAIN ON SALE OF INVESTMENT PROPERTIES	20,264	17,901	33,430
GAIN ON SALE OF INVESTMENT PROPERTIES, NET OF APPLICABLE INCOME TAX PROVISION	100,558	6,254	23,496

INCOME FROM CONTINUING OPERATIONS	120,822	24,155	56,926

DISCONTINUED OPERATIONS, NET OF APPLICABLE INCOME TAX PROVISION:
Income from discontinued operations	27,880	22,543	13,889
Gain on sale of investment properties, net of minority interest	93,459	1,174	—

	121,339	23,717	13,889

NET INCOME	242,161	47,872	70,815
PREFERRED DIVIDENDS	3,358	—	—

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$238,803	$47,872	$70,815

BASIC NET INCOME PER COMMON SHARE:
Income from continuing operations	$2.43	$.49	$1.16
Discontinued operations	2.51	.48	.28

Basic net income available to common stockholders	$4.94	$.97	$1.44

DILUTED NET INCOME PER COMMON SHARE:
Income from continuing operations	$2.38	$.48	$1.13
Discontinued operations	2.45	.48	.28

Diluted net income available to common stockholders	$4.83	$.96	$1.41

CASH DIVIDENDS DECLARED PER COMMON SHARE	$3.55	$1.48	$1.39

WEIGHTED AVERAGE SHARES	48,313	49,252	49,205

DILUTED WEIGHTED AVERAGE SHARES	49,415	49,937	50,280

See notes to consolidated financial statements.

Cousins Properties Incorporated and Consolidated Entities
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ INVESTMENT

Years Ended December 31, 2003, 2002 and 2001
($ in thousands, except share amounts)

			Additional			Cumulative
	Preferred	Common	Paid-In	Treasury	Unearned	Undistributed
	Stock	Stock	Capital	Stock	Compensation	Net Income	Total
BALANCE, December 31, 2000	$—	$49,364	$259,659	$(4,990)	$(4,690)	$155,124	$454,467

Net income, 2001	—	—	—	—	—	70,815	70,815
Common stock issued pursuant to:
Exercise of options and director stock plan	—	162	2,374	—	—	—	2,536
Dividend reinvestment plan	—	578	13,299	—	—	—	13,877
Stock grant and related amortization, net of forfeitures	—	2	(93)	—	1,110	—	1,019
Income tax benefit from stock options	—	—	1,029	—	—	—	1,029
Common dividends paid	—	—	—	—	—	(68,595)	(68,595)
Purchase of treasury stock	—	—	—	(12,475)	—	—	(12,475)

BALANCE, December 31, 2001	—	50,106	276,268	(17,465)	(3,580)	157,344	462,673

Net income, 2002	—	—	—	—	—	47,872	47,872
Common stock issued pursuant to:
Exercise of options and director stock plan	—	750	10,562	—	—	—	11,312
Stock grant and related amortization, net of forfeitures	—	(12)	(330)	—	933	—	591
Income tax benefit from stock options	—	—	1,672	—	—	—	1,672
Common dividends paid	—	—	—	—	—	(73,345)	(73,345)
Purchase of treasury stock	—	—	—	(41,891)	—	—	(41,891)

BALANCE, December 31, 2002	—	50,844	288,172	(59,356)	(2,647)	131,871	408,884

Net income, 2003	—	—	—	—	—	242,161	242,161
Preferred stock issued pursuant to 4,000,000 share stock offering, net of expenses	100,000	—	(3,736)	—	—	—	96,264
Preferred dividends paid	—	—	—	—	—	(2,389)	(2,389)
Common stock issued pursuant to:
Exercise of options and director stock plan	—	558	9,292	—	—	—	9,850
Stock grant and related amortization, net of forfeitures	—	125	3,646	—	(3,156)	—	615
Income tax benefit from stock options	—	—	1,168	—	—	—	1,168
Common dividends paid	—	—	—	—	—	(172,238)	(172,238)
Purchase of treasury stock	—	—	—	(5,538)	—	—	(5,538)

BALANCE, December 31, 2003	$100,000	$51,527	$298,542	$(64,894)	$(5,803)	$199,405	$578,777

See notes to consolidated financial statements.

Cousins Properties Incorporated and Consolidated Entities
CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands)

	Years Ended December 31,
	2003	2002	2001
	(As restated, See Note 10)	(As restated, See Note 10)	(As restated, See Note 10)
CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations before gain on sale of investment properties	$20,264	$17,901	$33,430
Adjustments to reconcile income from continuing operations before gain on sale of investment properties to net cash provided by operating activities:
Depreciation and amortization, net of minority interest’s share	39,477	36,302	32,695
Amortization of unearned compensation	615	591	1,019
Stock appreciation right expense (credit)	—	29	(276)
Cash charges to expense accrual for stock appreciation rights	—	(347)	(975)
Effect of recognizing rental revenues on a straight-line basis	(851)	(188)	(1,376)
Residential lot and outparcel cost of sales	9,148	5,715	4,445
Residential lot and outparcel development and acquisition expenditures	(11,064)	(12,000)	(13,964)
Income tax benefit from stock options	1,168	1,672	1,029
Changes in other operating assets and liabilities:
Change in other receivables	4,265	(2,642)	1,990
Change in accounts payable and accrued liabilities	(6,317)	3,562	(6,188)

Net cash provided by operating activities of continuing operations	56,705	50,595	51,829

Net cash provided by operating activities of discontinued operations	41,882	38,679	24,747

CASH FLOWS FROM INVESTING ACTIVITIES:
Gain on sale of investment properties, net of applicable income tax provision	100,558	6,254	23,496
Gain on sale of investment properties included in discontinued operations	93,459	1,174	—
Gain attributable to minority partner	2,292	—	—
Adjustments to reconcile gains on sale of investment properties to net cash provided by sales activities:
Cost of sales	159,322	6,257	36,253
Deferred income recognized	(93,286)	(4,104)	(4,126)
Non-cash gain on disposition of leasehold interests	—	—	(236)
Property acquisition and development expenditures	(98,694)	(76,127)	(126,382)
Distributions in excess of income from unconsolidated joint ventures	33,869	9,366	22,081
Investment in unconsolidated joint ventures, including interest capitalized to equity investments	(33,574)	(9,485)	(44,030)
Investment in notes receivable	(3,767)	(1,308)	(1,308)
Collection of notes receivable	28,038	5	2,916
Change in other assets, net	(1,531)	(2,984)	(9,787)
Change in restricted cash	(845)	(2,012)	(804)
Net cash paid in acquisition of a business	—	—	(2,126)

Net cash provided by (used in) investing activities	185,841	(72,964)	(104,053)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of credit facility	(265,448)	(246,362)	(318,510)
Proceeds from credit facility	106,291	251,703	298,030
Preferred stock sold, net of expenses	96,264	—	—
Common stock sold, net of expenses	9,850	11,312	16,413
Common stock repurchases	(5,538)	(41,891)	(12,475)
Common dividends paid	(172,238)	(73,345)	(68,595)
Preferred dividends paid	(2,389)	—	—
Proceeds from other notes payable	307	152,843	126,500
Repayment of other notes payable	(35,372)	(73,667)	(5,830)
Distribution to minority partner	(9,749)	—	—

Net cash (used in) provided by financing activities	(278,022)	(19,407)	35,533

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,406	(3,097)	8,056
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	6,655	9,752	1,696

CASH AND CASH EQUIVALENTS AT END OF YEAR	$13,061	$6,655	$9,752

See notes to consolidated financial statements.

Cousins Properties Incorporated and Consolidated Entities
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003, 2002 and 2001

1. Significant Accounting Policies

     Consolidation and Presentation:

     The Consolidated Financial Statements include the accounts of Cousins Properties Incorporated (“Cousins”), its majority-owned partnerships and wholly-owned subsidiary, Cousins Real Estate Corporation (“CREC”) and its subsidiaries. Information regarding CREC is included in Note 2. All of the entities included in the Consolidated Financial Statements are hereinafter referred to collectively as the “Company.” The Company’s investments in its non-majority-owned and/or non-controlled joint ventures are recorded using the equity method of accounting. Information regarding the non-majority-owned and/or non-controlled joint ventures is included in Note 5.

     Income Taxes:

     Since 1987, Cousins has elected to be taxed as a real estate investment trust (“REIT”). As a REIT, Cousins generally is not subject to corporate federal income taxes to the extent that it distributes 100% of its taxable income (excluding the consolidated taxable income of CREC and its wholly-owned subsidiaries) to stockholders, which is Cousins’ current intention. The Company computes taxable income on a basis different from that used for financial reporting purposes (see Note 7). CREC and its wholly-owned subsidiaries file a consolidated federal income tax return.

     Depreciation and Amortization:

     Real estate assets are stated at depreciated cost. Buildings which are constructed are depreciated over 30 years. Buildings that were acquired are depreciated over 15, 25 or 30 years. See the long-lived assets and cost capitalization section for a further discussion of depreciation related to properties acquired after June 2001. Furniture, fixtures and equipment are depreciated over three to five years. Tenant improvements, leasing costs and leasehold improvements are amortized over the life of the applicable leases or the estimated useful life of the assets, whichever is shorter. Deferred expenses are amortized over the period of estimated benefit. The straight-line method is used for all depreciation and amortization.

     Long-Lived Assets and Cost Capitalization:

     Long-lived assets include property, goodwill and other assets which are held and used by an entity. The Company evaluates the carrying value of its long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” and SFAS No. 142, “Goodwill and Other Intangible Assets.” The carrying value of long-lived assets, other than goodwill, is reviewed by management if any indicators of impairment exist, and impairment losses, if any, are recognized when the expected undiscounted future operating cash flows derived from such assets are less than their carrying value. In such cases, the carrying value of the long-lived asset is reduced to its fair value net of selling costs. No such impairments have occurred within its consolidated entities during any of the periods presented. Additionally, an impairment loss is recognized if the fair value of a property held for sale net of selling costs, as defined in SFAS No. 144, is less than carrying value. The Company ceases depreciation of a property when it is categorized as held for sale. The accounting for long-lived assets is the same at the Company’s unconsolidated joint ventures, two of which recorded impairments in 2003 for held for sale properties.

     On January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires that no amortization is recognized for goodwill or other intangible assets that have indefinite useful lives. Instead, these assets are tested annually for impairment. The initial test upon adoption of SFAS No. 142, and the 2003 and 2002 annual tests for impairment of goodwill and other intangibles did not result in any impairment. Amortization expense recorded related to this goodwill was approximately $654,000 for the year ended December 31, 2001. Had amortization expense not been recorded in 2001, diluted net income per common share would have been $1.42 for the year ended December 31, 2001.

     SFAS No. 141, “Accounting for Business Combinations,” requires that the purchase price of properties acquired after June 2001 be allocated to land, building, tenant improvements and identified intangible assets. Intangible assets can consist of above or below market leases, customer relationships or the value of in-place leases. Assets acquired, other than intangibles, are depreciated using the methodology detailed in the Depreciation and Amortization section. Above or below market leases are amortized into rental revenues over the individual remaining lease terms. In-place leases are amortized over the term of the lease. The Company has approximately $1,572,000 of above market leases and $673,000 of in-place leases included in Operating Properties in the accompanying 2003 Consolidated Balance Sheet related to a property acquisition in December 2003 (see Notes 5 and 9).

     Costs related to planning, developing, leasing and constructing a property are capitalized to the basis of the property. Capitalized costs associated with a particular property are classified with Properties in the Consolidated Balance Sheets. Interest is capitalized to qualifying assets during the period of construction. A weighted average interest rate for all indebtedness of the Company is applied to average accumulated expenditures during the period to calculate interest to be capitalized. This amount does not exceed the actual interest expense of the Company during the period. If a construction loan is obtained for the asset being constructed, interest from that specific loan is used in the calculation of capitalized interest. Interest is also capitalized to investments accounted for under the equity method when the investee has property under development with a carrying value in excess of the investee’s borrowings. To the extent that there is debt at the venture level during the construction period, the venture capitalizes interest using the specifics of that debt. If the Company contributes equity to the venture and those funds are used for construction, the Company capitalizes interest to its investment in the entity. The amount of interest capitalized is limited to actual interest incurred at the Company and is only for the period of construction.

     Leasing costs capitalized include commissions paid to outside brokers and outside legal costs to negotiate and document a lease agreement. These costs are capitalized as a cost of the related tenant’s lease and amortized over the lease term. Internal leasing costs are capitalized utilizing guidance in SFAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.” Leasing personnel are queried monthly and their compensation and payroll-related fringe benefits directly related to time spent performing initial direct leasing activities is capitalized. Costs for development personnel who work directly on the project under construction are also capitalized during the construction period. An estimate of time is obtained directly from such personnel and their actual salaries plus an estimate of related benefits are applied to the project under construction.

     Interest, real estate taxes and operating expenses of properties are also capitalized based on the percentage of the project available for occupancy from the date a project receives its certificate of occupancy and for up to one year thereafter.

     Fee Income:

     Development, construction and leasing fees received from unconsolidated joint ventures and related salaries and other direct costs incurred by the Company are recognized as income and expense based on the percentage of the joint venture which the Company does not own. Correspondingly, the Company adjusts Investment in Unconsolidated Joint Ventures when fees are paid to the Company by a joint venture in which the Company has an ownership interest. Development, construction and leasing fees and related costs are therefore recorded in Investment in Unconsolidated Joint Ventures based on the percentage of the unconsolidated joint venture which the Company owns.

     Management fees received from unconsolidated joint ventures are recognized as earned. The Company expenses salaries and other direct costs related to these management fees.

     Development, construction, and leasing fees between consolidated entities are eliminated in consolidation. These fees totaled $4,017,000, $4,004,000 and $2,614,000 in 2003, 2002 and 2001, respectively. Management fees received from consolidated entities are eliminated in consolidation, and related salaries and other direct costs are reflected in Rental Property Operating Expenses.

     Rental Property Revenues:

     In accordance with SFAS No. 13, “Accounting for Leases,” income on leases which include scheduled increases in rental rates over the lease term (other than scheduled increases based on the Consumer Price Index) and/or periods of free rent is recognized on a straight-line basis. The Company also recognizes revenues for recoveries from tenants of operating expenses the Company paid on the tenant’s behalf. These operating expenses include items such as real estate taxes, insurance and other property operating costs.

     The Company makes valuation adjustments to all tenant-related revenue based upon the tenant’s credit and business risk. The Company generally suspends the accrual of income on specific tenants where rental payments or reimbursements are delinquent 90 days or more.

     Residential Lot Sales Revenues:

     Revenue for sales of developed lots to homebuilders is recognized in accordance with the full accrual method as outlined in SFAS No. 66, “Accounting for Sales of Real Estate.” If a substantial continuing obligation exists related to the sale or any other criteria for the full accrual method is not met, the Company would use the percentage of completion method to recognize revenues on lot sales.

     Stock-Based Employee Compensation:

     The Company has several types of stock-based employee compensation which are described fully in Note 6. The Company has elected to account for its plans under Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees,” which requires the recording of compensation expense for some, but not all, stock-based compensation, rather than the alternative accounting permitted by SFAS No. 123, “Accounting for Stock-

Based Compensation.” No stock-based employee compensation cost was reflected in net income for stock options granted under the plans, as all stock options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Compensation expense was reflected in net income for stock-based compensation of the Company other than stock options.

     For purposes of the pro forma disclosures required by SFAS No. 123 and SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” the Company has computed the value of all stock options granted during 2003, 2002 and 2001 using the Black-Scholes option pricing model with the following weighted average assumptions and results:

	2003	2002	2001
Assumptions
Risk-free interest rate	4.10%	4.51%	4.70%
Assumed dividend yield	5.49%	6.12%	5.97%
Assumed lives of option awards	8 years	8 years	8 years
Assumed volatility	0.187	0.192	0.197

Results
Weighted average fair value of options granted	$2.87	$2.33	$2.62

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

     If the Company had accounted for its stock-based compensation awards in 2003, 2002 and 2001 in accordance with SFAS No. 123, pro forma results would have been as follows ($ in thousands, except per share amounts):

	2003	2002	2001
Net income available to common stockholders, as reported	$238,803	$47,872	$70,815
Deduct: Compensation expense for stock option awards determined under the fair value method, net of related tax effects	(2,252)	(2,433)	(2,338)

Pro forma net income available to common stockholders	$236,551	$45,439	$68,477

Net income per common share:
Basic – as reported	$4.94	$.97	$1.44

Basic – pro forma	$4.90	$.92	$1.39

Diluted – as reported	$4.83	$.96	$1.41

Diluted – pro forma	$4.79	$.91	$1.36

     Earnings Per Share (“EPS”):

     Basic EPS is calculated as net income available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted EPS is calculated as net income available to common stockholders divided by the diluted weighted average number of common shares outstanding during the period. Diluted weighted average number of common shares is calculated to reflect the potential dilution that would occur if stock options or other contracts to issue common stock were exercised and resulted in additional common stock outstanding. The income amounts used in the Company’s EPS calculations are reduced for the effect of preferred dividends and are the same for both basic and diluted EPS.

               Share data is as follows (in thousands):

	2003	2002	2001
Weighted average shares	48,313	49,252	49,205
Dilutive potential common shares	1,102	685	1,075

Diluted weighted average shares	49,415	49,937	50,280

Anti-dilutive options not included	1,364	976	957

     Cash and Cash Equivalents and Restricted Cash:

     Cash and cash equivalents include cash and highly liquid money market instruments. Highly liquid money market instruments include securities and repurchase agreements with original maturities of three months or less, money market mutual funds, and securities on which the interest or dividend rate is adjusted to a market rate at least every three months. Restricted cash primarily represents amounts restricted under debt agreements for future capital expenditures.

     Recent Accounting Pronouncements:

     In April 2002, SFAS No. 145, “Rescission of SFAS Nos. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections,” was issued. SFAS No. 145, among other things, eliminates the requirement that all gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item. However, a gain or loss arising from such an event or transaction would continue to be classified as an extraordinary item if the event or transaction is both unusual in nature and infrequent in occurrence per the criteria in APB No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” As part of the transition guidance, although net income would not be affected, gains and losses from debt extinguishment in prior periods that do not meet the criteria in APB No. 30 cannot be treated as extraordinary items for all periods presented. At January 1, 2003, upon adoption of SFAS No. 145, the Company reclassified the extraordinary loss recognized in the first quarter of 2002 to Loss on Debt Extinguishment (included in recurring operations) in the accompanying 2002 Consolidated Statement of Income. This loss on debt extinguishment is related to the Company’s $150 million mortgage note payable for CSC Associates, L.P. obtained in February 2002 in connection with the refinancing of Bank of America Plaza (see Note 4).

     In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” The interpretation addresses consolidation by business enterprises of variable interest entities (“VIEs”). FIN 46 was revised in December 2003 (“FIN 46R”) and applied as of December 31, 2003 to all VIEs created or entered into after January 31, 2003. The adoption of FIN 46 has been postponed for VIEs that were in existence prior to January 31, 2003 until the end of the first interim or annual period ending after March 15, 2004. The Company analyzed all entities formed since February 1, 2003 to determine if any qualified as VIEs under FIN 46. The Company determined that an entity owned by a joint venture in which the Company has a 50% ownership interest is a VIE. The joint venture previously consolidated this entity, and there is no effect on the Company’s financial condition or results of operations as a result of this entity being a VIE. Additionally, the Company formed Gipson/Cousins Holdings, LLC (“Gipson”) in October 2003, which is a VIE. The purpose of this entity is to develop retail shopping centers. The Company has not invested a significant amount in this entity as of December 31, 2003. The Company has concluded that it is the primary beneficiary of Gipson and therefore consolidated its operations. Additionally, the Company has a relationship with an entity developing a retail center in which the Company has no equity invested and will receive a portion of the profits, in addition to recognizing a development fee. This entity is a VIE; however, the Company is not the primary beneficiary and does not consolidate this entity.

     The Company is in the process of analyzing all entities created prior to January 31, 2003. The Company has preliminarily concluded that four of its entities in existence prior to January 31, 2003 are VIEs under FIN 46R. The Company is the primary beneficiary in three of these entities, all of which were previously consolidated by the Company. The entities are Cousins/Daniel, LLC, Cousins/Myers Second Street Partners, L.L.C. and Cousins/Myers II, LLC, all of which own operating office buildings. The Company is not the primary beneficiary in the fourth VIE, Charlotte Gateway Village, LLC. See Note 5 for details of this entity. The Company will continue its FIN 46 review and adopt this statement on March 31, 2004.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” This statement requires an issuer to classify certain instruments as liabilities (or assets in some circumstances) and is effective May 31, 2003 for all financial instruments entered into or modified after May 31, 2003, and on July 1, 2003 for financial instruments which existed prior to May 31, 2003. The application of SFAS No. 150 to mandatorily redeemable non-controlling interests in finite life entities that are consolidated by the Company was indefinitely deferred. Other than mandatorily redeemable non-controlling interests in finite life entities, the Company does not have any financial instruments as defined in SFAS No. 150, and the adoption of SFAS No. 150 did not have a material impact on the Company’s financial condition or results of operations.

     Use of Estimates:

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements and notes. Actual results could differ from those estimates.

     Reclassifications:

     Certain 2002 and 2001 amounts have been reclassified to conform with the 2003 presentation.

     2. CREC AND CREC II

     CREC develops and owns interests in certain real estate projects and provides development, management and leasing services to the Company and to other owners. Cousins provides all the operating capital for CREC and has approval rights over services CREC performs. Prior to December 30, 2003, Cousins owned 100% of CREC’s $5,025,000 par value 8% cumulative preferred stock and 100% of CREC’s non-voting common stock, which was entitled to 95% of any dividends of CREC after preferred dividend requirements. T. G. Cousins, Chairman of the Board of Cousins and an officer and director of CREC, owned 100% of the voting common stock of CREC, which he purchased for $100 and which voting common stock was entitled to 5% of any dividends of CREC after preferred dividend requirements. CREC is included in the Company’s Consolidated Financial Statements, but is taxed as a regular corporation. CREC has paid no common dividends to date, and for financial reporting purposes, none of CREC’s income was attributable to Mr. Cousins’ minority interest because the face amount of CREC’s preferred stock plus accumulated dividends thereon exceeded CREC’s equity.

     CREC II owned the Company’s investment in Cousins Properties Services LP (see Note 5). Cousins provided all of the operating capital for CREC II and had approval rights over services CREC II performed. Prior to December 30, 2003, Cousins owned 100% of CREC II’s $835,000 par value, 10% cumulative preferred stock and 100% of CREC II’s non-voting common stock, which was entitled to 95% of any dividends of CREC II after preferred dividend requirements. Mr. Cousins, who was also an officer and director of CREC II, owned 100% of the voting common stock of CREC II, which he purchased for $64,000 and which voting common stock was entitled to 5% of any dividends of CREC II after preferred dividend requirements. CREC II was included in the Company’s Consolidated Financial Statements, but was taxed as a regular corporation. CREC II paid no common dividends to date. Minority interest was recognized for Mr. Cousins’ ownership.

     On December 30, 2003, the Company purchased Mr. Cousins’ interests in both CREC and CREC II at book value. At that point, preferred stock was converted to common stock and any unpaid, accumulated preferred dividends were contributed as additional capital. CREC II was merged with and into CREC effective December 31, 2003. CREC is accounted for as a wholly-owned subsidiary of the Company. CREC and CREC II were both previously consolidated for all periods presented with the Company, and the change in ownership structure did not and will not have a significant effect on the financial condition or results of operations of the Company.

3. NOTES AND OTHER RECEIVABLES

     At December 31, 2003 and 2002, notes and other receivables included the following ($ in thousands):

	2003	2002
650 Massachusetts Avenue mortgage note	$—	$26,309
Miscellaneous notes	2,050	12
Cumulative rental revenue recognized on a straight- line basis in excess of revenue accrued in accordance with lease terms (see Note 1)	7,808	10,022
Other receivables, net (see Note 1)	9,989	14,264

Total Notes and Other Receivables	$19,847	$50,607

     650 Massachusetts Avenue Mortgage Notes – On March 10, 1994, the Company purchased from the Resolution Trust Corporation (“RTC”) two notes aggregating $37 million (a $32 million and a $5 million note) at a total cost of approximately $28 million. The two notes, which resulted from the RTC’s restructuring in December 1993 of a $53 million note, were secured by a first deed of trust on an office building containing approximately 250,000 rentable square feet located at 650 Massachusetts Avenue, NW, in Washington, D.C. The notes required minimum monthly payments totaling $2,818,000 annually, which were supported by a U.S. government agency lease. For financial reporting purposes, the discounted notes were treated as non-amortizing notes to the extent of the minimum required payments, with the minimum required payments treated as interest income. Amounts in excess of the minimum required payments were treated as a reduction of principal. It became probable in the third quarter 2000 that the Company’s $5 million note would be repaid in full, which occurred in the second quarter 2001. At that point, the carrying value of the $32 million note was $23 million. The Company estimated that approximately $27.6 million would be paid at maturity, which was December 31, 2003. As a result, beginning in the third quarter of 2000 and continuing until the note was paid off, the Company amortized into interest income the difference of approximately $4.6 million between the Company’s carrying value and the amount due under the note, or $327,000 per quarter. The note was paid off prior to its maturity in August 2003, at which time the principal outstanding was approximately $27.9 million. Additional interest income was recognized to record the note receivable at its payoff amount.

     Fair Value – The estimated fair value of the Company’s $2.1 million and $26.3 million of notes receivable was $2.1 million and $27.2 million, respectively, calculated by discounting future cash flows from the notes receivable at estimated rates at which similar loans would have been made at December 31, 2003 and 2002.

4. NOTES PAYABLE, COMMITMENTS AND CONTINGENT LIABILITIES

     The following table summarizes the terms of the debt outstanding at December 31, 2003 and 2002 ($ in thousands):

		Term/
		Amortization		Balance at
		Period	Final	December 31,
Description	Rate	(Years)	Maturity	2003	2002
Credit facility (a maximum of $275,000), Unsecured	Floating based on LIBOR	3/N/A	8/31/04	$—	$159,157
Note secured by Company’s interest in CSC Associates, L.P.	6.958%	10/20	3/01/12	146,155	148,283
101 Second Street mortgage note	8.33%	10/30	4/19/10	87,182	88,055
333 John Carlyle/1900 Duke Street mortgage note	7.00%	10/25	11/01/11	47,922	48,459
101 Independence Center mortgage note	8.22%	11/25	12/01/07	43,912	44,928
The Avenue East Cobb mortgage note	8.39%	10/30	8/01/10	37,889	38,255
333/555 North Point Center East mortgage note	7.00%	10/30	11/01/11	31,424	31,960
Meridian Mark Plaza mortgage note	8.27%	10/28	9/01/10	24,635	24,926
100/200 North Point Center East mortgage note	7.86%	10/25	8/01/07	22,365	—
Note payable, unsecured (formerly Perimeter Expo mortgage note)	8.04%	10/30	8/15/05	19,471	—
600 University Park Place mortgage note	7.38%	10/30	8/10/11	13,676	13,822
Lakeshore Park Plaza mortgage note	6.78%	10/30	11/01/08	9,861	10,088
Northside/Alpharetta I mortgage note	7.70%	8/28	1/01/06	9,709	9,903
Presidential MarketCenter mortgage note	7.65%	10/30	5/02/11	—	27,667
Perimeter Expo mortgage note	8.04%	10/30	8/15/05	—	19,792
Other miscellaneous notes	Various	Various	Various	3,780	4,497

				$497,981	$669,792

     In 2003, the Company purchased 100 and 200 North Point Center East from CP Venture Two LLC (see Note 5) and assumed the approximately $22.4 million 7.86% mortgage note payable, which matures August 1, 2007. The Presidential MarketCenter mortgage note payable was assumed by the purchaser when the property was sold in August 2003. The Perimeter Expo mortgage note payable was recollateralized to an unsecured corporate note payable upon sale of the property in September 2003.

     In 1996, CSC Associates, L.P. (“CSC”), an entity in which the Company owns a 50% equity interest, issued $80 million of 6.377% collateralized non-recourse mortgage notes (the “Prior Notes”) secured by CSC’s interest in the Bank of America Plaza building and related leases and agreements. CSC loaned the $80 million proceeds of the Prior Notes to the Company under a non-recourse loan (the “Prior Cousins Loan”) secured by the Company’s interest in CSC under the same payment terms as those of the Prior Notes. The Company paid all costs of issuing the Prior Notes and the Prior Cousins Loan.

     In 2002, CSC refinanced the Prior Notes, completing a $150 million non-recourse mortgage note payable (the “New Loan”) with an interest rate of 6.958% and a maturity of March 1, 2012. The New Loan is secured by CSC’s interest in the Bank of America Plaza building and related leases and agreements. CSC loaned the $150 million of proceeds to the Company under a non-recourse loan (the “New Cousins Loan”) secured by the Company’s interest in CSC under the same payment terms as those of the New Loan. The Company paid all costs of issuing the New Loan and the New Cousins Loan, including a $750,000 fee to an affiliate of Bank of America Corporation. In connection with the prepayment in full of the Prior Notes, the Company paid a prepayment premium. This prepayment premium, along with the unamortized balance of closing costs paid by the Company related to the Prior Notes, were expensed as a Loss on Debt Extinguishment in the accompanying 2002 Consolidated Statement of Income.

     Because CSC loaned the proceeds of the Prior Notes and the New Loan to the Company, the Prior Notes and the New Loan and their related interest expense and maturities are disclosed as obligations of the Company and are not included in the unconsolidated joint venture balances disclosed in Note 5. (The related note receivable and interest income are also not included in Note 5).

     The Company has a credit facility with Bank of America, Wachovia and certain other banks for $275 million, which expires August 31, 2004, and upon which no amounts were drawn at December 31, 2003. The credit facility is unsecured and bears interest at a rate equal to the London Interbank Offering Rate (“LIBOR”) plus a spread which is based on the ratio of total debt to total assets, as defined by the credit facility, according to the following table:

Applicable
Leverage Ratio	Spread
≤ to 35%	1.05%
<35.00% but ≤ 45%	1.15%
<45.00% but ≤ 50%	1.25%
<50.00% but ≤ 55%	1.45%
<55%	1.70%

     At December 31, 2003, the Company had outstanding letters of credit totaling approximately $9.6 million, performance bonds totaling approximately $3.2 million and assets with carrying values of $412.6 million were pledged as security on the debt of the Company. Approximately $20.7 million of the Company’s debt outstanding at December 31, 2003 is recourse to the Company. The majority of the Company’s debt is fixed rate long-term mortgage debt which is non-recourse to the Company. As of December 31, 2003, the weighted average maturity of the Company’s debt was 7 years.

     The aggregate maturities of the indebtedness of the Company at December 31, 2003 detailed above are as follows ($ in thousands):

2004	$10,133
2005	27,915
2006	17,827
2007	68,623
2008	16,069
Thereafter	357,414

$497,981

     For each of the years ended December 31, 2003, 2002 and 2001, interest was recorded as follows ($ in thousands):

	Expensed	Capitalized	Total
2003
Continuing Operations	$22,576	$9,684	$32,260
Discontinued Operations	9,459	—	9,459

	$32,035	$9,684	$41,719

2002
Continuing Operations	$27,041	$5,934	$32,975
Discontinued Operations	10,382	—	10,382

	$37,423	$5,934	$43,357

2001
Continuing Operations	$17,852	$9,712	$27,564
Discontinued Operations	9,758	—	9,758

	$27,610	$9,712	$37,322

     The Company has future lease commitments under land leases aggregating approximately $34.4 million over an average remaining term of 60 years. As of December 31, 2003, outstanding commitments for the construction and design of real estate projects, including an estimate for unfunded tenant improvements, totaled approximately $111.1 million. At December 31, 2003 and 2002, the estimated fair value of the Company’s notes payable was approximately $556.8 million and $707.9 million, respectively.

     5. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

     The following information summarizes financial data and principal activities of unconsolidated joint ventures in which the Company had ownership interests. During the development or construction of an asset, the Company and its partners may be committed to provide funds pursuant to a development plan. However, in general, the Company does not have any obligation to fund the working capital needs of its unconsolidated joint ventures. The partners may elect in their discretion to fund cash needs if the venture required additional funds to effect re-leasing or had other specific needs. Additionally, the Company has not guaranteed the outstanding debt of any of its unconsolidated joint ventures, except for guarantees of “non-recourse carve-outs” of mortgages. Audited financial statements for CSC Associates, L.P. are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. The following tables are in thousands:

							Company’s
	Total Assets		Total Debt		Total Equity		Investment
	2003	2002	2003	2002	2003	2002	2003	2002
SUMMARY OF FINANCIAL POSITION:
Wildwood Associates	$222,712	$227,201	$202,618	$210,103	$11,762	$8,266	$(35,911)	$(37,565)
Charlotte Gateway Village, LLC	196,713	203,648	173,176	181,531	23,125	20,861	10,621	10,655
CSC Associates, L.P.	159,593	168,493	—	—	156,290	163,870	80,242	84,133
Cousins LORET Venture, L.L.C.	106,986	113,129	95,041	96,279	9,473	13,629	4,457	6,599
285 Venture, LLC	50,613	58,929	—	—	49,298	57,716	26,941	31,031
CPI/FSP I, L.P.	50,323	50,971	—	—	48,534	48,925	24,995	25,277
Crawford Long - CPI, LLC	50,841	49,600	54,661	—	(5,168)	47,894	(1,145)	25,434
Ten Peachtree Place Associates	33,429	27,586	11,015	13,212	21,636	11,665	9,248	4,262
Temco Associates	37,801	24,405	6,322	—	31,306	24,241	16,200	12,678
CL Realty, L.L.C.	53,773	700	—	—	53,522	700	27,509	350
Pine Mountain Builders, LLC	2,688	—	1,142	—	605	—	613	—
CC-JM II Associates	22,244	23,133	18,076	19,243	3,610	3,364	2,336	2,204
Brad Cous Golf Venture, Ltd.	11,140	11,789	—	—	11,092	11,541	5,543	5,767
CP Venture LLC entities	187,125	228,225	25,733	49,285	159,171	177,579	12,616	14,734
Other	—	—	—	—	—	—	956	(43)

	$1,185,981	$1,187,809	$587,784	$569,653	$574,256	$590,251	$185,221	$185,516

							Company’s Share
	Total Revenues			Net Income (Loss)			of Net Income (Loss)
	2003	2002	2001	2003	2002	2001	2003	2002	2001
SUMMARY OF OPERATIONS:
Wildwood Associates	$54,376	$55,755	$53,631	$10,196	$12,720	$10,917	$4,820	$6,360	$5,223
Charlotte Gateway Village, LLC	29,903	29,377	16,029	3,473	3,167	(232)	1,176	1,184	620
CSC Associates, L.P.	43,697	42,489	39,948	23,960	23,083	21,574	11,905	11,466	10,711
Cousins LORET Venture, L.L.C.	20,499	21,226	21,604	(306)	(1,376)	(107)	(153)	(729)	(54)
285 Venture, LLC	9,660	11,490	11,217	(1,339)	5,774	5,312	(845)	2,725	2,596
CPI/FSP I, L.P.	9,107	8,670	2,198	4,910	4,412	775	2,368	2,119	352
Crawford Long - CPI, LLC	7,882	5,336	—	858	1,924	—	376	927	—
Ten Peachtree Place Associates	5,464	1,172	4,324	1,063	(1,708)	737	531	(854)	169
Temco Associates	18,271	14,428	12,378	7,065	3,850	3,815	3,139	1,949	1,720
CL Realty, L.L.C.	7,962	—	—	1,315	—	—	606	—	—
CC-JM II Associates	5,197	4,722	4,509	1,236	1,158	952	628	546	464
Brad Cous Golf Venture, Ltd.	1,256	1,142	1,011	181	(137)	(134)	90	(68)	(67)
CP Venture LLC entities	30,874	32,681	34,048	(193)	9,099	8,792	(22)	1,046	1,010
Other	—	—	1,400	—	(1)	203	—	(1)	153

	$244,148	$228,488	$202,297	$52,419	$61,965	$52,604	$24,619	$26,670	$22,897

				Company’s Share Of
	Cash Flows From			Cash Flows From
	Operating Activities			Operating Activities			Cash Distributions
	2003	2002	2001	2003	2002	2001	2003	2002	2001
SUMMARY OF OPERATING CASH FLOWS:
Wildwood Associates	$18,278	$22,132	$19,712	$9,139	$11,066	$9,856	$3,372	$8,564	$1,500
Charlotte Gateway Village, LLC	8,944	9,710	1,240	4,472	4,855	620	1,210	1,408	19,053
CSC Associates, L.P.	32,016	33,759	30,482	16,008	16,880	15,241	15,786	14,075	14,860
Cousins LORET Venture, L.L.C.	5,994	4,939	7,584	2,997	2,470	3,792	1,935	2,575	2,950
285 Venture, LLC	7,180	6,797	5,738	3,590	3,399	2,869	3,245	3,296	2,918
CPI/FSP I, L.P.	6,599	6,356	1,514	3,300	3,178	757	2,650	2,700	846
Crawford Long - CPI, LLC	2,718	2,776	—	1,359	1,388	—	27,235	1,000	—
Ten Peachtree Place Associates	1,198	(978)	1,836	599	(489)	278	150	—	183
Temco Associates	7,678	3,898	3,440	3,839	1,949	1,720	—	—	—
CL Realty, L.L.C.	7,995	—	—	3,998	—	—	—	—	—
CC-JM II Associates	2,337	2,152	1,988	1,169	1,076	994	495	339	595
Brad Cous Golf Venture, Ltd.	505	696	558	253	348	279	315	—	—
CP Venture LLC entities	19,860	19,808	20,878	2,284	2,278	2,401	2,095	2,079	1,998
Other	—	—	204	—	—	153	—	—	75

	$121,302	$112,045	$95,174	$53,007	$48,398	$38,960	$58,488	$36,036	$44,978

     Wildwood Associates – Wildwood Associates was formed in 1985 between the Company and IBM, each as 50% partners. The partnership owns six office buildings totaling 2.1 million rentable square feet, other income-producing commercial properties and additional developable land in Wildwood Office Park (“Wildwood”) in Atlanta, Georgia. Wildwood is an office park containing a total of approximately 285 acres, of which approximately 87 acres are owned by Wildwood Associates and an estimated 16 acres are committed to be contributed to Wildwood Associates by the Company; the Company owns the balance of the developable acreage in the office park. The estimated 16 acres of land which are committed to be contributed to Wildwood Associates by the Company are included in Wildwood Associates’ financial statements under the caption “Land Committed to be Contributed” and are not included in “Land Held for Investment or Future Development” in the Company’s financial statements. All costs associated with the land are borne by Wildwood Associates.

     Through December 31, 2003, IBM had contributed $46.6 million in cash plus properties having an agreed-upon value of $16.3 million for its one-half interest in Wildwood Associates. The Company has contributed $84,000 in cash plus properties having an agreed-upon value of $54.5 million for its one-half interest in the partnership and is obligated to contribute the aforesaid estimated 16 acres of additional land with an agreed-upon value of $8.3 million. The Company and IBM each lease office space from the partnership at rates comparable to those charged to third parties.

     The Company’s investment as recorded in the Consolidated Balance Sheets, which was a negative investment of $35.9 million at December 31, 2003 due to partnership distributions in excess of contributions, is based upon the Company’s historical cost of the properties at the time they were contributed or committed to be contributed to the partnership, whereas its investment as recorded on Wildwood Associates’ books ($5.9 million at December 31, 2003) is based upon the agreed-upon values at the time the partnership was formed. In accordance with SOP 78-9, “Accounting for Investments in Real Estate Ventures”, this basis differential will be recognized as the underlying land contributed is sold by the venture.

     Generally, the Company does not have any obligation to fund the working capital needs, nor does the Company typically guarantee the outstanding debt, of any of its unconsolidated joint ventures. However, Wildwood Associates is a general partnership and the general partner can have liability under state law for certain debts of the partnership. Nevertheless, all of the indebtedness incurred at the Wildwood Associates level consists of non-recourse mortgage debt. Neither the joint venture nor the Company is personally liable for payment of principal and interest, only having personal contingent liability for customary “non-recourse carve-outs.”

     Charlotte Gateway Village, LLC (“Gateway”) – On December 14, 1998, the Company and a wholly-owned subsidiary of Bank of America Corporation formed Gateway for the purpose of developing and owning Gateway Village, a 1.1 million rentable square foot office building complex in downtown Charlotte, North Carolina. The project, which is 100% leased to Bank of America Corporation with a term of 15 years, became partially operational for financial reporting purposes in November 2000. Gateway’s net income or loss and cash distributions are allocated to the members as follows: first to the Company so that it receives a cumulative compounded return equal to 11.46% on its capital contributions, second to a wholly-owned subsidiary of Bank of America Corporation until it has received an amount equal to the aggregate amount distributed to the Company and then 50% to each member.

     CSC Associates, L.P. (“CSC”) – CSC was formed in 1989 between the Company and a wholly-owned subsidiary of Bank of America Corporation, each as 50% partners. CSC owns the 1.3 million rentable square foot Bank of America Plaza in midtown Atlanta, Georgia.

     CSC’s net income or loss and cash distributions are allocated to the partners based on their percentage interests. See Note 4 for a discussion of the presentation of certain CSC assets, liabilities, revenues and expenses.

     Cousins LORET Venture, L.L.C. (“Cousins LORET”) – Effective July 31, 1997, Cousins LORET was formed between the Company and LORET Holdings, L.L.C. (“LORET”), each as 50% members. Income allocations and cash distributions are made to the partners based on their percentage interests. LORET contributed Two Live Oak Center, a 279,000 rentable square foot office building located in Atlanta, Georgia, which was renovated in 1997. LORET also contributed an adjacent four-acre site on which construction of The Pinnacle, a 426,000 rentable square foot office building, was completed in November 1998. The Company contributed $25 million of cash to Cousins LORET to match the value of LORET’s agreed-upon equity.

     285 Venture, LLC – In March 1999, the Company and a commingled trust fund advised by J.P. Morgan Investment Management Inc. (the “J.P. Morgan Fund”) formed 285 Venture, LLC, each as 50% partners, for the purpose of developing and owning 1155 Perimeter Center West, an approximately 362,000 rentable square foot office building complex in Atlanta, Georgia. Income allocations and cash distributions are made to the partners based on their percentage interests. The J.P. Morgan Fund contributed the approximately six-acre site upon which 1155 Perimeter Center West was developed. The land had an agreed-upon value of approximately $5.4 million, which the Company matched with a cash contribution. The 99% tenant of 285 Venture, LLC has declared bankruptcy. The lease was amended in January 2004 to reduce the term, the rental rate and the square footage leased.

     CPI/FSP I, L.P. – In May 2000, CPI/FSP I, L.P. was formed. 50% of the venture is owned by the Company through a general partner, Cousins Austin GP, Inc. (1%), and a limited partner, Cousins Austin, Inc. (49%). The remaining 50% is owned by a general partner, Fifth Street Properties - Austin, LLC (1%), and a limited partner, Fifth Street Properties — Austin Investor, LLC (49%), which are both owned by CommonWealth Pacific LLC and CalPERS. Income allocations and cash distributions are made to the partners based on their percentage interests. CPI/FSP I, L.P. developed Austin Research Park – Buildings III and IV, two approximately 174,000 and 184,000 rentable square foot office buildings, respectively, in Austin, Texas, which became partially operational for financial reporting purposes in June 2001 and September 2001, respectively. Additionally, the venture owns an adjacent pad for future development of an approximately 175,000 rentable square foot office building.

     Crawford Long — CPI, LLC – In October 1999, the Company formed Crawford Long — CPI, LLC with Emory University, each as 50% partners, for the purpose of developing and owning the Emory Crawford Long Medical Office Tower, an approximately 358,000 rentable square foot medical office building located in midtown Atlanta, Georgia, which became partially operational for financial reporting purposes in February 2002. Income allocations and cash distributions are made to the partners based on their percentage interests. In May 2003, Crawford Long — CPI, LLC obtained a $55 million mortgage note payable, with a maturity of June 1, 2013 and an interest rate of 5.9%.

     Ten Peachtree Place Associates (“TPPA”) – TPPA is a general partnership between the Company (50%) and a wholly-owned subsidiary of The Coca-Cola Company (“Coca-Cola”) (50%). The venture owns Ten Peachtree Place, a 260,000 rentable square foot building located in midtown Atlanta, Georgia. The building was 100% leased to Coca-Cola through November 30, 2001. The building has since been re-leased to unrelated third parties. Additionally, the venture owns an adjacent pad currently used for parking upon which an office building or an apartment, townhouse or condominium complex could be developed.

     The TPPA partnership agreement generally provided that each partner is entitled to receive 50% of cash flows from operating activities, net of note principal amortization, through the term of the Coca-Cola lease. After the Coca-Cola lease expired, in accordance with the partnership agreement, each partner must contribute on a 50% basis capital contributions needed for tenant improvements and leasing commissions related to the re-leasing of the building, as well as to fund any operating deficits. The cash flows from operating activities, net of note principal amortization, will be used first to repay these capital contributions plus 8% interest to each partner on a 50% basis. Cash flows will be allocated on a 50% basis until July 1, 2011. After July 1, 2011, the Company and its partner are entitled to receive 15% and 85% of the cash flows (including any sales proceeds), respectively, until the two partners have received a combined distribution of $15.3 million. Thereafter, each partner is entitled to receive 50% of cash flows.

     Temco Associates – Temco Associates was formed in 1991 as a partnership between CREC (50%) and a subsidiary of Temple-Inland Inc. (50%). Income allocations and cash distributions are made to the partners based on their percentage interests. Temco Associates has an option through March 2006, with no carrying costs, to acquire the fee simple interest in approximately 7,100 acres in Paulding County, Georgia (northwest of Atlanta, Georgia). The partnership also has an option to acquire interests in a timber rights only lease covering approximately 22,000 acres. This option also expires in March 2006, with the underlying lease expiring in 2025. The options may be exercised in whole or in part over the option period, and the option price of the fee simple land was $1,173 per acre at January 1, 2004, escalating at 6% on January 1 of each succeeding year during the term of the option.

     Temco Associates is developing two single-family residential communities in Georgia with 2,744 total projected lots. The partnership also has a 75% interest in a joint venture which is developing a third single-family residential community in Georgia with 1,386 total projected lots. During 2003, 2002 and 2001, 356, 289 and 233 lots, respectively, were sold in these projects.

     Following is a detail of acreage activity for the land under option:

	2003	2002	2001
Acres purchased and simultaneously sold	97	607	359
Acres purchased and held under option for third parties	–	78	128
Acres held under option subsequently sold	10	–	–
Acres purchased by Temco for residential developments	21	910	–
Acres purchased for future sale or development	149	–	–

Total option acres exercised	277	1,595	487

     CL Realty, L.L.C. – In August 2002, CL Realty, L.L.C. was formed between CREC and Lumbermen’s Investment Corporation, a subsidiary of Temple-Inland Inc., each as 50% members, for the purpose of developing and investing primarily in single-family residential lot development properties. Income allocations and cash distributions are made to the partners based on their percentage interests.

     CL Realty, L.L.C. is developing four residential communities in Texas with 4,093 total projected lots and two single-family residential communities in Florida with 765 total projected lots. The partnership also has a 60% and 37.5% interest in two joint ventures that are developing single-family residential communities in Texas with 3,271 total projected lots and a 10% interest in a joint venture that is developing a single-family residential community in Georgia with 622 total projected lots. During 2003, 191 lots were sold at developments in which CL Realty, L.L.C. has an interest.

     Pine Mountain Builders, LLC – In 2003, Pine Mountain Builders, LLC was formed between a subsidiary of CREC and Fortress Construction Company, each as 50% members, for the purpose of constructing homes at a residential community CREC is developing. Income allocations and cash distributions are made to the partners based on their percentage interests.

     CC-JM II Associates – This joint venture was formed in 1994 between the Company and an affiliate of CarrAmerica Realty Corporation, each as 50% general partners, to develop and own John Marshall-II, a 224,000 rentable square foot office building in suburban Washington, D.C. Income allocations and cash distributions are allocated to the partners based on their percentage interests. The building is 100% leased until January 2011 to Booz-Allen & Hamilton, an international consulting firm, as a part of its corporate headquarters campus.

     Brad Cous Golf Venture, Ltd. (“Brad Cous”) – Effective January 31, 1998, the Company formed Brad Cous with W.C. Bradley Co., each as 50% partners, for the purpose of developing and owning The Shops at World Golf Village, an approximately 80,000 square foot retail center located adjacent to the PGA Hall of Fame in St. Augustine, Florida. Income allocations and cash distributions are made to the partners based on their percentage interests.

     CP Venture LLC, CP Venture Two LLC and CP Venture Three LLC – On November 12, 1998 (the “Closing Date”), the Company entered into a venture arrangement (the “Venture”) with The Prudential Insurance Company of America (“Prudential”). On such date the Company contributed its interest in nine properties (the “Properties”) to the Venture. At the time of contribution, the Properties were valued by the Company and Prudential based on arm’s-length negotiations at a total gross value of $283,750,000 subject to mortgages in the principal amount of $53,281,219. The following table details the values allocated to each of the Properties and the mortgages to which certain Properties were subject ($ in thousands):

	Allocated
	Value	Mortgage	Net Value
First Union Tower	$53,000	$—	$53,000
Grandview II	23,000	—	23,000
100 North Point Center East and 200 North Point Center East	46,050	24,582	21,468
Presbyterian Medical Plaza	8,600	—	8,600
North Point MarketCenter	56,750	28,699	28,051
Mansell Crossing II	12,350	—	12,350
Greenbrier MarketCenter	51,200	—	51,200
Los Altos MarketCenter	32,800	—	32,800

	$283,750	$53,281	$230,469

Under the Venture arrangements, Prudential contributed cash to the Venture equal to the agreed-upon net value of the properties ($230,468,781) at dates specified in the agreements.

     The structure of the Venture is as follows: CP Venture LLC, the parent entity, owns a 99% interest in each of CP Venture Two LLC (“Property Activity LLC”) and CP Venture Three LLC (“Development Activity LLC”). The Company owns a 1% direct interest in Property Activity LLC and Prudential owns a 1% direct interest in Development Activity LLC. The contributed properties are owned and operated by Property Activity LLC. The Company has a 10.6061% interest in CP Venture LLC’s 99% interest in Property Activity LLC, which, combined with its 1% direct interest, gives it a net interest of 11.5% in the economics of Property Activity LLC. Prudential has the remaining net interest of 88.5% in the economics of Property Activity LLC. Unless both parties agreed otherwise, Property Activity LLC was not permitted to sell the contributed properties until the end of lock-out periods which was November 2001 for retail properties and November 2002 for office and medical office properties.

     The cash contributed by Prudential was contributed to Development Activity LLC. To the extent such funds are not yet needed for development activity, Development Activity LLC can temporarily invest such funds; such potential investments may include temporary loans to the Company. The Venture earns interest on the temporary loans at the same rate as the Company’s credit facility. Prudential is entitled to 10.6061% of CP Venture LLC’s 99% share of the economics of Development Activity LLC, which, combined with its 1% direct interest, entitles it to an overall net interest of 11.5% in the economics of Development Activity LLC. Prudential first receives a priority current return of 9.5% per annum on its share (11.5%) of capital outstanding of Development Activity LLC. Prudential also receives a liquidation preference whereby it is first entitled to, subject to capital account limitations, sufficient proceeds to allow it to achieve an overall 11.5% internal rate of return on its share of outstanding capital of Development Activity LLC. After these preferences to Prudential, the Company has certain preferences, with the residual interests in the development activity being shared according to the interests of the parties. All Prudential priority current returns have been distributed to Prudential during the year.

     CP Venture LLC appointed the Company to serve as Development Manager and in such capacity to act for it in connection with its ownership of Development Activity LLC. CP Venture LLC also appointed Prudential to serve as Property Manager and in such capacity to act for it in connection with its ownership of Property Activity LLC. Prudential appointed the Company to serve as property manager of the Properties for Property Activity LLC. The Company also serves as Administrative Manager of CP Venture LLC. Property Activity LLC is expected to continue to operate the contributed Properties. Development Activity LLC is expected to develop commercial real estate projects over time, as selected by the Development Manager. Development Activity LLC may also make acquisitions, which are anticipated to be redevelopment or value-added opportunities. In 2000, Development Activity LLC developed Mira Mesa MarketCenter (“Mira Mesa”), a 480,000 square foot retail center in suburban San Diego, California, and acquired One Georgia Center, an approximately 363,000 rentable square foot office building in midtown Atlanta, Georgia. In 2001, Development Activity LLC also developed The Avenue Peachtree City, an approximately 169,000 square foot retail center in suburban Atlanta, Georgia. The parties anticipate that Development Activity LLC will acquire some of the projects currently under consideration or development by the Company, although the Company has no obligation to make any particular opportunity available to Development Activity LLC.

     For financial reporting purposes, the Properties were deconsolidated and contributed to Property Activity LLC. Both Property Activity LLC and CP Venture LLC are being treated as unconsolidated joint ventures. Development Activity LLC is treated as a consolidated entity in the Company’s financial statements as the Company has a controlling financial and voting interest. The Company initially deferred the net gain on the contributed Properties and is recognizing this net gain as Gain on Sale of Investment Properties, Net of Applicable Income Tax Provision, in the accompanying Consolidated Statements of Income as capital distributions of cash are made from Development Activity LLC to the Company or when the Properties initially contributed to Property Activity LLC are liquidated by Property Activity LLC. The liquidation of the Properties may be in the form of actual sales of the

Properties or in the form of the depreciation of the Properties which have an average remaining life of 25 years. The total net deferred gain on the contributed Properties on the Closing Date was approximately $96.8 million over the cost of the Properties. Including depreciation recapture of $23.8 million, the total net deferred gain on the Closing Date was approximately $120.6 million. This gain was reflected as Deferred Gain in the Consolidated Balance Sheets.

     In May 2003, CP Venture Three LLC sold Mira Mesa. Capital distributions of approximately $75.0 million and $9.7 million were made by the Venture to the Company and Prudential, respectively, as a result of the sale. In accordance with the provisions of SFAS No. 66 “Accounting for Sales of Real Estate,” the distribution of these unrestricted cash proceeds allowed for 88.5% of the remaining unamortized gain at the distribution date to be recognized under the full accrual method. Accordingly, a gain of $90.0 million was recognized in Gain on Sale of Investment Properties, Net of Applicable Income Tax Provision, in the accompanying 2003 Consolidated Statement of Income. Additionally, the Company has accrued the liquidation preference for the period commencing on the Closing Date through May 27, 2003 as the result of significant gains earned at Development Activity LLC.

     In December 2003, the Company purchased 100 and 200 North Point Center East from Property Activity LLC. The purchase price was equal to the outstanding balance of the mortgage note payable at the time of sale, which was approximately $22.4 million. Property Activity LLC recognized an impairment loss of approximately $8.6 million, which represented the difference between the book value of the asset and the fair value of the property which approximated the balance of the mortgage note payable. The Company recorded 11.5% of this impairment loss through Income from Unconsolidated Joint Ventures, which totaled approximately $985,000. Deferred gain was recognized for an amount equal to the Company’s impairment loss. Additional deferred gain of approximately $1.3 million was recorded against the basis of the acquired properties. This additional deferred gain was the remaining deferred gain related to the original contribution of 100 and 200 North Point Center East to Property Activity LLC. The total remaining deferred gain of $9.1 million on the Consolidated Balance Sheet as of December 31, 2003 related to the portion of the initial gain attributable to the 11.5% ownership interest the Company continues to hold in Property Activity LLC. This portion of the gain is being recognized as the underlying assets of Property Activity LLC are liquidated (either through sales of the properties or through depreciation), as previously discussed.

     Other – This category consists of several other joint ventures including:

     Cousins Properties Services LP (formerly Cousins Stone LP) – Cousins Stone LP was formed on June 1, 1999 when CREC II acquired Faison’s 50% interest in Faison-Stone. On July 3, 2000, CREC II purchased an additional 25% interest in Cousins Stone LP from RD Stone Interests, Ltd., increasing CREC II’s total ownership to 75%. Effective March 1, 2001, CREC II purchased the remaining 25% interest in Cousins Stone LP, bringing its total interest to 100%, and beginning on that date Cousins Stone LP was consolidated with CREC II. Effective August 6, 2001, the name was changed to Cousins Properties Services LP (“CPS”) and effective December 31, 2003, CREC II was merged into CREC (see Note 2). CPS is a full-service real estate company headquartered in Irving, Texas, that specializes in third party property management and leasing of Class “A” office properties.

     Cousins-Hines Partnerships – Through the Cousins-Hines partnerships, the Company effectively owns 9.8% of One Ninety One Peachtree Tower in Atlanta, Georgia, subject to a preference in favor of the majority partner. This 1.2 million rentable square foot office building, which opened in December 1990, was developed by the Company in partnership with the Hines Interests Limited Partnership and the Dutch Institutional Holding Company (“DIHC”). In October 1997, Cornerstone Properties, Inc. purchased DIHC’s interest in the partnership. In June 2000, Equity Office Properties Trust acquired Cornerstone Properties, Inc.

     Additional Information – The Company recognized $6,337,000, $8,037,000 and $10,877,000 of development, construction, leasing, and management fees from unconsolidated joint ventures in 2003, 2002 and 2001, respectively. See Note 1, Fee Income, for a discussion of the accounting treatment for fees from unconsolidated joint ventures.

6. STOCKHOLDERS’ INVESTMENT

     Preferred Stock Offering:

     On July 24, 2003, the Company issued 4,000,000 shares of 7.75% Series A Cumulative Redeemable Preferred Stock (liquidation preference of $25 per share). The net proceeds from this issuance, approximately $96.3 million, were used to repay outstanding indebtedness under the Company’s unsecured credit facility and for general corporate purposes. Issuance costs were recorded as a reduction of Additional Paid-In Capital. The preferred stock may be redeemed on or after July 24, 2008, at the Company’s option at $25 per share plus all accrued and unpaid dividends through the date of redemption. Dividends on the Series A preferred stock will be payable quarterly in arrears on February 15, May 15, August 15 and November 15.

     1999 Incentive Stock Plan:

     In May 1999, the stockholders of the Company approved the adoption of the 1999 Incentive Stock Plan (the “1999 Plan”), which covered the issuance of 1,343,288 shares of common stock, all of which shares had been available for use under the 1995 Stock Incentive Plan, the Stock Plan for Outside Directors and the Stock Appreciation Right Plan (collectively, the “Predecessor Plans”). Upon adoption of the 1999 Plan, no additional shares of common stock can be issued under the Predecessor Plans. In May 2003 and May 2002, the stockholders of the Company approved amendments to the 1999 Plan to increase the number of shares of common stock available under the 1999 Plan by 1,000,000 in 2003 and 1,100,000 in 2002. As of December 31, 2003, 529,243 shares are authorized to be awarded pursuant to the 1999 Plan, which allows awards of stock options, stock grants or stock appreciation rights.

     Stock Options – At December 31, 2003, 6,072,137 stock options awarded to key employees and outside directors pursuant to both the 1999 Plan and the Predecessor Plans were outstanding. All stock options have a term of 10 years from the date of grant. Key employee stock options granted prior to December 28, 2000 have a vesting period of five years under both the 1999 Plan and the Predecessor Plans. Options granted on or after December 28, 2000 have a vesting period of four years. Outside director stock options are fully vested on the grant date under the 1999 Plan but had a vesting period of one year under the Predecessor Plans.

     In 2003, the Company sold four properties that generated taxable gains of approximately $107.3 million. As a result of these sales (more fully discussed in Note 8), the Company paid a special cash dividend of $2.07 per share, which totaled $100.5 million, on September 22, 2003, distributing a portion of the taxable gains on the sales of investment properties to its common stockholders. The Company was recapitalized through this special, large nonrecurring dividend that caused the market value per share of stock underlying the option to decrease. The market value of the Company’s stock decreased by approximately the amount of the special dividend on the ex-dividend date. Stock options outstanding were correspondingly adjusted to keep the intrinsic value equal to what it was before the special dividend, in accordance with the guidelines set forth in Paragraph 53 of FASB Interpretation No. 44, “Certain Transactions Involving Stock Compensation (an interpretation of APB No. 25).” The price per option was decreased and the number of options increased in accordance with the criteria described in a. and b. in Paragraph 53. No deferred compensation or compensation expense was recorded in 2003 as the result of this option adjustment, nor did this adjustment represent a new measurement date or new awards. The options granted in 2003 in the table of options below includes the adjustment of 387,597 to the stock options for the special dividend.

     The following is a summary of stock option activity under the 1999 Plan and the Predecessor Plans (in thousands, except per share amounts):

	Number of			Weighted Average
	Options			Exercise Price Per Option
	2003	2002	2001	2003	2002	2001
1999 Plan and Predecessor Plans
Outstanding, beginning of year	5,375	5,206	4,969	$22.14	$20.80	$20.10
Granted	1,549	1,269	940	$27.26	$24.08	$24.93
Exercised	(605)	(786)	(157)	$18.31	$15.51	$15.16
Forfeited	(247)	(314)	(546)	$24.49	$24.39	$23.14

Outstanding, end of year	6,072	5,375	5,206	$21.99	$22.14	$20.80

Options exercisable at end of year	3,406	2,908	2,935	$20.15	$20.22	$18.00

     The following table provides a breakdown by exercise price range of the number of options, weighted average exercise price, and remaining contractual lives for all stock options outstanding and exercisable at December 31, 2003 (number of shares in thousands):

	Options Outstanding			Options Exercisable
		Weighted	Weighted Average
		Average Exercise	Contractual Life		Weighted Average
Exercise Price Range	Outstanding	Price	(in years)	Exercisable	Exercise Price
1999 and Predecessor Plans
$9.77 to $15.10	572	$12.39	2.2	572	$12.39
$15.11 to $21.14	1,031	18.75	4.4	1,031	18.75
$21.15 to $24.16	3,006	22.18	7.9	1,172	22.10
$24.17 to $30.20	1,463	27.64	8.3	631	25.85

Total	6,072	$21.99	6.9	3,406	$20.15

     Stock Grants – As indicated above, the 1999 Plan provides for stock grants, which may be subject to specified performance and vesting requirements.

     In December 2000 and February 2001, the Company awarded 169,777 and 20,000 shares, respectively, of performance accelerated restricted stock (“PARS”) to certain key employees. The PARS will become fully vested upon the achievement of certain defined performance requirements, which can be met as early as the end of the calendar year which includes the third anniversary of the grant date. The PARS will vest in any event if the employee is employed on November 14, 2006. The shares were issued on the grant date and recorded in Common Stock and Additional Paid-in Capital, with the offset recorded in Unearned Compensation, a separate component of Stockholders’ Investment, in the accompanying Consolidated Balance Sheets. Unearned Compensation is being amortized into compensation expense beginning January 1, 2001 through November 14, 2006, which is the current estimate when the PARS will vest. If this estimate changes, the amortization of this Unearned Compensation will be adjusted accordingly. If a key employee leaves the Company prior to the vesting of the PARS, said employee’s unvested rights in the PARS are forfeited and any compensation expense amortized prior to such forfeiture is reversed in the year of forfeiture. Compensation expense related to the PARS was approximately $558,000, $591,000 and $1,019,000 in 2003, 2002 and 2001, respectively. As of December 31, 2003, 147,810 shares of PARS were outstanding.

     In December 2003, the Company issued restricted stock to certain key employees. The stock was issued on the grant date and recorded in Common Stock and Additional Paid-in Capital, with the offset recorded in Unearned Compensation in the accompanying Consolidated Balance Sheets. Unearned Compensation associated with this restricted stock grant is being amortized into compensation expense over the vesting period, which is four years. Compensation expense related to the restricted stock was approximately $56,000 in 2003. As of December 31, 2003, 131,644 shares of restricted stock were outstanding.

     Outside directors can elect to receive any portion of their director fees in stock, based on 95% of the average market price on the date of service. Outside directors elected to receive 5,745, 7,120 and 4,356 shares of stock in lieu of cash for director fees in 2003, 2002 and 2001, respectively.

     Stock Repurchase Plan:

     In November 2001, the Board of Directors of the Company adopted a new stock repurchase plan authorizing the repurchase of up to five million shares of common stock prior to January 1, 2004. During 2003, the Company repurchased 234,100 shares of common stock for an aggregate purchase price of approximately $5,538,000. During 2002, the Company repurchased 1,776,482 shares of common stock for an aggregate purchase price of approximately $41,891,000. Prior to 2002, the Company purchased 681,000 shares for an aggregate price of approximately $17,465,000 under previous plans.

     Ownership Limitations:

     In order to maintain Cousins’ qualification as a REIT, Cousins’ Articles of Incorporation include certain restrictions on the ownership of more than 3.9% of the Company’s total common and preferred stock.

     Distribution of REIT Taxable Income:

     The following is a reconciliation between dividends declared and dividends applied in 2003, 2002 and 2001 to meet REIT distribution requirements ($ in thousands):

	2003	2002	2001
Common and preferred dividends paid	$174,627	$73,345	$68,595
Additional dividends paid deduction due to 5% discount on dividends reinvested	—	—	730
That portion of dividends declared in current year, and paid in current year, which was applied to the prior year distribution requirements	—	(5,656)	(3,807)
That portion of dividends declared in subsequent year, and paid in subsequent year, which will apply to current year	11,461	—	5,656
Dividends in excess of current year REIT distribution requirements	—	(9,111)	—

Dividends applied to meet current year REIT distribution requirements	$186,088	$58,578	$71,174

     Tax Status of Dividends:

     Dividends applied to meet REIT distribution requirements were equal to Cousins’ taxable income (see Note 7). Since electing to qualify as a REIT in 1987, Cousins has had no accumulated undistributed taxable income.

     In 2003, the Company designated 38% of the common dividend paid May 30, 2003, 36% of the common dividend paid August 25, 2003, 85% of the common dividend paid September 22, 2003 and 7% of the common dividend paid December 22, 2003 as post-May 5, 2003 capital gain dividends. In addition, 7% of the common dividend paid May 30, 2003, 6% of the common dividend paid August 25, 2003, 15% of the common dividend paid September 22, 2003 and 1% of the common dividend paid December 22, 2003 were designated as 25% unrecaptured Section 1250 gain dividends. Also in 2003, the Company designated 58% of the preferred dividend paid November 17, 2003 as post-May 5, 2003 capital gain dividends and 10% as 25% unrecaptured Section 1250 gain dividends.

     In addition, in 2003 and 2002, an amount calculated as 0.47% and 0.62%, respectively, of total dividends was an “adjustment attributed to depreciation of tangible property placed in service after 1986” for alternative minimum tax purposes. This amount was passed through to stockholders and must be used as an item of adjustment in determining each stockholder’s alternative minimum taxable income.

     In 2002, the Company designated 22% of the dividend paid December 20, 2002 as 20% capital gain dividends which qualify as 5-year gain.

     In 2001, the Company designated 76% of the dividend paid May 30, 2001, 1% of the dividend paid August 24, 2001, and 11% of the dividend paid December 21, 2001 as 20% capital gain dividends. In addition, 24% of the dividend paid May 30, 2001 was designated as 25% unrecaptured Section 1250 gain dividends.

7. INCOME TAXES

     In 2003, 2002 and 2001, because Cousins has elected to be taxed as a REIT and distributed all of its taxable income (see Note 6), it incurred no federal income tax liability. The differences between taxable income as reported on Cousins’ tax return (estimated 2003 and actual 2002 and 2001) and Consolidated Net Income as reported herein are as follows ($ in thousands):

	2003	2002	2001
Consolidated net income	$242,161	$47,872	$70,815
Consolidating adjustments	(952)	69	(13,694)

CREC net income	(4,328)	(3,470)	(81)
CREC II net (income) loss	(1,437)	371	990

Cousins net income for financial reporting purposes	235,444	44,842	58,030
Adjustments arising from:
Sales of investment properties	(80,699)	(4,470)	(5,729)
Income from joint ventures (principally depreciation, revenue recognition and operational timing differences)	11,852	3,233	4,843
Rental income recognition	(1,719)	(186)	(1,697)
Interest income recognition	1,263	(884)	(1,342)
Property taxes deferred	335	57	263
Interest expense	8,484	4,021	8,557
Compensation expense under the 1999 and Predecessor Plans	(1,470)	(2,345)	(1,475)
Depreciation	13,188	10,857	9,510
Unearned compensation expense	505	530	987
Amortization	(6,354)	(528)	(2,308)
Predevelopment expense	1,541	604	(1,114)
Capitalized salaries	3,624	2,204	2,391
Other	94	643	258

Cousins taxable income	$186,088	$58,578	$71,174

     CREC II merged into CREC effective December 31, 2003. CREC is a taxable entity and CREC II was a taxable entity prior to its merger. The consolidated provision (benefit) for income taxes is composed of the following ($ in thousands):

	2003	2002	2001
CREC and CREC II and their wholly-owned subsidiaries:
Current tax expense:
Federal	$3,502	$1,680	$—
State	318	199	—

	3,820	1,879	—

Adjustments arising from:
Income from unconsolidated joint ventures	(500)	(224)	(83)
Operating loss carry forward	(15)	(229)	(988)
Compensation expense	(41)	120	558
Residential lot sales, net of cost of sales	(112)	951	(115)
Interest expense	(52)	(411)	(348)
Sale of investment property	(25)	(560)	—
Depreciation	(30)	(35)	6
Amortization	437	502	235
Other	135	(206)	156

	(203)	(92)	(579)

CREC and CREC II provision (benefit) for income taxes	3,617	1,787	(579)
Cousins provision for state income taxes	24	24	24
Provision applicable to discontinued operations	(1,045)	(285)	(136)

Consolidated provision (benefit) applicable to income from continuing operations	$2,596	$1,526	$(691)

     The net income tax provision (benefit) differs from the amount computed by applying the statutory federal income tax rate to CREC’s and CREC II’s income (loss) before taxes as follows ($ in thousands):

	2003		2002		2001
	Amount	Rate	Amount	Rate	Amount	Rate
Federal income tax provision (benefit)	$3,236	34%	$1,598	34%	$(490)	34%
State income tax provision (benefit), net of federal income tax effect	381	4	188	4	(57)	4
Other	—	—	1	—	(32)	2

CREC and CREC II provision (benefit) for income taxes	3,617	38%	1,787	38%	(579)	40%

Cousins provision for state income taxes	24		24		24
Provision applicable to discontinued operations	(1,045)		(285)		(136)

Consolidated provision (benefit) applicable to income from continuing operations	$2,596		$1,526		$(691)

     The tax effect of significant temporary differences representing CREC and CREC II’s deferred tax assets and liabilities are as follows ($ in thousands):

	2003	2002
Income from unconsolidated joint ventures	$1,662	$1,248
Residential lot sales, net of cost of sales	1,720	2,649
Interest expense	793	793
Property sales	659	593
Other	600	457

Total deferred tax assets	5,434	5,740

Income from unconsolidated joint ventures	(4,739)	(4,926)
Compensation expense	(353)	(362)
Depreciation and amortization	(1,141)	(707)
Interest capitalization	(1,079)	(1,131)
Other	(42)	(46)

Total deferred tax liabilities	(7,354)	(7,172)

Net deferred tax liability	$(1,920)	$(1,432)

8. Discontinued Operations

     In addition to the requirements of SFAS No. 144 discussed in Note 1, SFAS No. 144, adopted as of January 1, 2002, requires that the gains and losses from the disposition of certain real estate assets and the related historical operating results be included in a separate line item, Discontinued Operations, in the Consolidated Statements of Income for all periods presented. The Company actively manages its portfolio of investment properties and from time to time recycles invested capital by disposing of existing assets and redeploying the proceeds. The Company believes that this is sound portfolio management and that this process tends to enhance total returns to stockholders.

     The Company sold AT&T Wireless Services Headquarters, a 222,000 rentable square foot office building, and Cerritos Corporate Center – Phase II, a 105,000 rentable square foot office building (collectively called “Cerritos”), in a single transaction for approximately $79.2 million to an unrelated third party in the second quarter of 2003. The Company sold Mira Mesa for approximately $87.0 million to an unrelated third party in the second quarter of 2003. Presidential MarketCenter (“Presidential”), a 374,000 square foot retail center in Atlanta, Georgia, was sold for approximately $47.2 million to an unrelated third party in the third quarter of 2003. The purchaser assumed the Presidential mortgage note payable in the sale. Also, in the third quarter of 2003, the Company sold Perimeter Expo (“Expo”), a 176,000 square foot retail center in Atlanta, Georgia, for approximately $45.2 million to an unrelated third party. The note payable on Expo was re-collateralized as corporate debt and not repaid. Therefore interest expense related to Expo is not treated as a component of Income from Discontinued Operations.

     In the fourth quarter of 2002, the Company sold Salem Road Station (“Salem Road”), a 67,000 square foot retail neighborhood center.

     Subsequent to December 31, 2003, the Company determined that the following properties met the qualifications of discontinued operations in accordance with SFAS No. 144: The Shops of Lake Tuscaloosa, a 62,000 square foot retail center in Tuscaloosa, Alabama; Northside/Alpharetta I and II, two 103,000 square foot and 198,000 square foot, respectively, medical office buildings in suburban Atlanta, Georgia; and 101 Second Street and 55 Second Street, two 387,000 square foot and 379,000 square foot, respectively, office buildings in San Francisco, California.

     The results of operations for Cerritos, Mira Mesa, Presidential, Expo, Salem Road, Northside/Alpharetta I and II, 101 Second Street, The Shops of Lake Tuscaloosa and 55 Second Street were reclassified to Income from Discontinued Operations in the accompanying Consolidated Statements of Income for all periods presented.

     The following table details the components of income from discontinued properties ($ in thousands):

	2003	2002	2001
Rental property revenues	$67,462	$71,382	$51,188
Rental property operating expenses	14,821	18,523	13,480
Depreciation and amortization	14,678	18,085	11,862
Interest expense	9,459	10,382	9,758
Minority interest	624	1,710	2,063
Provision for income taxes	—	139	136

Income from discontinued operations	$27,880	$22,543	$13,889

     The gains on the sales of those properties sold in 2002 and 2003 are also included in Discontinued Operations in the accompanying Consolidated Statements of Income. The components of gain on sale of investment properties for discontinued operations, net of provision for income taxes and minority interest, are as follows ($ in thousands):

	2003	2002
Cerritos	$9,011	$—
Mira Mesa	35,018	—
Presidential	22,468	—
Expo	26,962	—
Salem Road	—	1,174

Total	$93,459	$1,174

9. Consolidated Property Transactions

     Office Division

     As discussed in Note 8, the Company sold Cerritos in the second quarter of 2003.

     As discussed in Note 5, in December 2003, the Company purchased 100 and 200 North Point Center East, two approximately 128,000 and 130,000 square feet, respectively, office buildings in suburban Atlanta, Georgia. The mortgage note payable balance of approximately $22.4 million was assumed by the Company in the purchase. The Company purchased these properties from CP Venture Two LLC.

     Retail Division

     As discussed in Note 8, the Company sold Mira Mesa in the second quarter of 2003 and Presidential and Expo in the third quarter of 2003.

     In October 2003, The Avenue West Cobb, an approximately 205,000 square foot retail center in suburban Atlanta, Georgia, became partially operational for financial reporting purposes. In December 2003, the Company purchased approximately eight acres of land adjacent to The Avenue West Cobb, which could be utilized for future development. Also in December 2003, The Shops of Lake Tuscaloosa, an approximately 62,000 square foot retail center in Tuscaloosa, Alabama, became partially operational for financial reporting purposes.

     In October 2003, the Company acquired approximately 58 acres of land, and in December 2003, commenced construction of The Avenue Viera, an approximately 408,000 square foot retail center, of which the Company will own approximately 333,000 square feet, in Viera, Florida.

     Land Division

     CREC is developing three residential communities, two in suburban Atlanta, Georgia and one in Pine Mountain, Georgia. Approximately 1,151 lots are being developed within these three communities, of which 214, 137 and 1 lots were sold in 2003, 2002 and 2001, respectively. In 2002 and 2001, the Company also sold 49 and 120 lots, respectively, at residential developments in which all the lots have been sold.

     In September 2003, the Company sold approximately 10.5 acres of Company-owned land in Wildwood for a net gain of approximately $1,947,000. In December 2003, the Company sold approximately 42 acres of North Point West Side land for a net gain of approximately $5,323,000.

10.	Restatement of Consolidated Statements of Cash Flows and Supplemental Information

     Subsequent to the issuance of the Company’s consolidated financial statements for the year ended December 31, 2003, the Company determined that expenditures for residential lot development and acquisition costs previously recorded investing activities should have been recorded within operating activities in the Company’s consolidated statements of cash flows. As a result, the Company restated its 2003, 2002 and 2001 cash flow statements to reclassify acquisition and development expenditures related to its residential lot business from investing activities to operating activities. The impact of this restatement on each period is as follows ($ in thousands):

	For the years ended
	December 31,
	2003	2002	2001
Net cash provided by operating activities of continuing operations, as previously reported	$67,769	$62,595	$65,793
Restatement	(11,064)	(12,000)	(13,964)

Net cash provided by operating activities of continuing operations, as revised	$56,705	$50,595	$51,829

Net cash provided by (used in) investing activities, as previously reported	$174,777	$(84,964)	$(118,017)
Restatement	11,064	12,000	13,964

Net cash provided by (used in) investing activities, as revised	$185,841	$(72,964)	$(104,053)

     Interest paid (net of amounts capitalized) (see Note 4) and income taxes paid (net of refunds) were as follows ($ in thousands):

	2003	2002	2001
Interest paid	$32,788	$36,484	$28,271
Income taxes paid, net of $75, $1,358 and $866 refunded in 2003, 2002 and 2001, respectively	$1,855	$681	$344

     Significant non-cash financing and investing activities included the following:

     In 2003, 2002 and 2001, approximately $106,773,000, $26,836,000 and $43,682,000, respectively, were transferred from Projects Under Construction to Operating Properties. In 2003, approximately $966,000 was transferred from Projects Under Construction to Land Held for Investment or Future Development. In 2003, approximately $3,479,000 was transferred from Operating Properties to Other Assets.

     In 2003, 100 and 200 North Point Center East were purchased by the Company by assuming the mortgage note payable, which had an outstanding balance upon purchase of approximately $22,411,000. In addition, the Deferred Gain and Operating Properties were reduced by approximately $1,306,000 which represented the remaining initial deferred gain related to 100 and 200 North Point Center East.

     In 2002, approximately $942,000 was transferred from Land Held for Investment or Future Development to Residential Lots Under Development. In 2001, approximately $17,860,000 was transferred from Land Held for Investment or Future Development to Projects Under Construction.

     In conjunction with the consolidation of CPS in March 2001 (see Note 5), approximately $3,174,000 was transferred from Investment in Unconsolidated Joint Ventures to Other Assets.

     In 2003, an adjustment of the PARS granted in 2000 (see Note 6) was made due to forfeitures and approximately $7,000 of Common Stock and approximately $198,000 of Additional Paid-in Capital were offset against Unearned Compensation. In 2002, an adjustment of PARS was made due to forfeitures and approximately $12,000 of Common Stock and approximately $330,000 of Additional Paid-in Capital were offset against Unearned Compensation. In 2001, an adjustment of PARS was made due to forfeitures and approximately $2,000 of Common Stock and approximately $89,000 of Additional Paid-in Capital were offset against Unearned Compensation.

     In 2003, restricted stock was granted and Common Stock and Additional Paid-in Capital were increased approximately $132,000 and $3,844,000, respectively, with the offset of approximately $3,976,000 recorded in Unearned Compensation.

11. Rental Property Revenues

     The Company’s leases typically contain escalation provisions and provisions requiring tenants to pay a pro rata share of operating expenses. The leases typically include renewal options and are classified and accounted for as operating leases.

     At December 31, 2003, future minimum rentals to be received by consolidated entities under existing non-cancelable leases, excluding tenants’ current pro rata share of operating expenses, are as follows ($ in thousands):

	Office and
	Medical
	Office	Retail	Total
2004	$72,420	$20,703	$93,123
2005	72,244	19,156	91,400
2006	71,463	17,058	88,521
2007	67,344	16,025	83,369
2008	64,263	15,109	79,372
Subsequent to 2008	239,828	68,195	308,023

	$587,562	$156,246	$743,808

12. Reportable Segments

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

     The management of the Company evaluates the performance of its reportable segments based on funds from operations available to common stockholders (“FFO”). The Company calculates its FFO using the National Association of Real Estate Investment Trusts (“NAREIT”) definition of FFO, which is net income available to common stockholders (computed in accordance with GAAP), excluding extraordinary items, cumulative effect of change in accounting principle and gains or losses from sales of depreciable property, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis. The

Company changed its method of calculating FFO in the first quarter 2003 to agree with NAREIT’s definition, and FFO for prior reporting periods has been restated. In October 2003, NAREIT revised its prior FFO implementation guidance to indicate that impairment losses are not an adjustment when calculating FFO. The Company had an impairment loss in 2003 which is not treated as a reconciling item between net income and FFO in the segment schedule below.

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

	Office	Retail	Land	Unallocated
2003	Division	Division	Division	and Other	Total
Rental property revenues – continuing (100%)	$79,153	$22,236	$—	$—	$101,389
Rental property revenues – discontinued (100%)	58,439	9,023	—	—	67,462
Development income, management fees and leasing and other fees (100%)	16,465	1,530	385	—	18,380
Other income (100%)	—	—	12,945	3,940	16,885

Total revenues from consolidated entities	154,057	32,789	13,330	3,940	204,116

Rental property operating expenses – continuing (100%)	(25,913)	(6,760)	—	—	(32,680)
Rental property operating expenses – discontinued (100%)	(13,013)	(1,809)	—	—	(14,815)
Other expenses – continuing (100%)	(18,813)	(7,907)	(13,521)	(28,532)	(68,773)
Other expenses – discontinued (100%)	(255)	(369)	—	(9,459)	(10,083)
Provision for income taxes from operations – continuing (100%)	—	—	—	(2,596)	(2,596)

Total expenses from consolidated entities	(57,994)	(16,845)	(13,521)	(40,587)	(128,947)

Rental property revenues (JV)	79,716	2,649	547	—	82,912
Other income (JV)	—	—	3,909	—	3,909
Rental property operating expenses (JV)	(24,811)	(682)	—	—	(25,493)
Other expenses (JV)	—	—	(164)	(13,744)	(13,908)
Impairment loss on depreciable property (JV)	(1,536)	—	—	—	(1,536)

Funds from operations from unconsolidated joint ventures	53,369	1,967	4,292	(13,744)	45,884
Gain on sale of undepreciated investment properties	—	—	7,270	—	7,270
Preferred stock dividends	—	—	—	(3,358)	(3,358)

Funds from operations available to common stockholders	149,432	17,911	11,371	(53,749)	124,965
Depreciation and amortization – continuing (100%)	(26,239)	(10,727)	—	—	(36,966)
Depreciation and amortization – discontinued (100%)	(13,472)	(1,206)	—	—	(14,678)
Depreciation and amortization (JV)	(20,448)	(817)	—	—	(21,265)
Gain on sale depreciable investment properties, net of applicable income tax provision – continuing (100%)	2,009	1,334	—	89,945	93,288
Gain on sale depreciable investment properties, net of applicable income tax provision – discontinued (100%)	9,011	84,448	—	—	93,459

Net income available to common stockholders	$100,293	$90,943	$11,371	$36,196	$238,803

Total assets	$804,605	$206,021	$77,459	$52,329	$1,140,414

Investment in unconsolidated joint ventures	$124,425	$15,475	$45,321	$—	$185,221

Capital expenditures	$56,758	$41,383	$11,617	$—	$109,758

Reconciliation to Consolidated Revenues

	2003	2002	2001
Rental property revenues - continuing	$101,389	$97,290	$94,281
Development income, management fees and leasing and other fees	18,380	18,235	19,489
Residential lot and outparcel sales	12,945	9,126	6,682
Interest and other	3,940	4,393	6,061

Total consolidated revenues	$136,654	$129,044	$126,513

	Office	Retail	Land	Unallocated
2002	Division	Division	Division	and Other	Total
Rental property revenues – continuing (100%)	$77,756	$19,534	$—	$—	$97,290
Rental property revenues – discontinued (100%)	54,525	16,857	—	—	71,382
Development income, management fees and leasing and other fees (100%)	16,266	1,570	399	—	18,235
Other income (100%)	—	—	9,126	4,393	13,519

Total revenues from consolidated entities	148,547	37,961	9,525	4,393	200,426

Rental property operating expenses – continuing (100%)	(25,148)	(5,465)	—	—	(30,613)
Rental property operating expenses – discontinued (100%)	(15,130)	(3,393)	—	—	(18,523)
Other expenses - continuing (100%)	(18,565)	(5,729)	(10,234)	(36,992)	(71,520)
Other expenses – discontinued (100%)	(795)	(915)	—	(10,382)	(12,092)
Provision for income taxes from operations – continuing (100%)	—	—	—	(1,526)	(1,526)
Provision for income taxes from operations – discontinued (100%)	—	—	—	(139)	(139)

Total expenses from consolidated entities	(59,638)	(15,502)	(10,234)	(49,039)	(134,413)

Rental property revenues (JV)	78,163	2,619	—	—	80,782
Other income (JV)	—	—	2,040	—	2,040
Rental property operating expenses (JV)	(23,673)	(641)	—	—	(24,314)
Other expenses (JV)	—	—	(90)	(13,208)	(13,298)

Funds from operations from unconsolidated joint ventures	54,490	1,978	1,950	(13,208)	45,210
Gain on sale of undepreciated investment properties	—	—	2,143	—	2,143

Funds from operations available to common stockholders	143,399	24,437	3,384	(57,854)	113,366
Depreciation and amortization – continuing (100%)	(25,353)	(8,801)	—	—	(34,154)
Depreciation and amortization – discontinued (100%)	(15,044)	(3,041)	—	—	(18,085)
Depreciation and amortization (JV)	(17,554)	(986)	—	—	(18,540)
Gain on sale of depreciable investment properties, net of applicable income tax provision – continuing (100%)	1,885	2,226	—	—	4,111
Gain on sale of depreciable investment properties, net of applicable income tax provision – discontinued (100%)	—	1,174	—	—	1,174

Net income available to common stockholders	$87,333	$15,009	$3,384	$(57,854)	$47,872

Total assets	$866,685	$263,308	$34,135	$83,949	$1,248,077

Investment in unconsolidated joint ventures	$156,165	$16,324	$13,027	$—	$185,516

Capital expenditures	$56,269	$17,339	$14,519	$—	$88,127

	Office	Retail	Land	Unallocated
2001	Division	Division	Division	and Other	Total
Rental property revenues – continuing (100%)	$77,078	$17,203	$—	$—	$94,281
Rental property revenues – discontinued (100%)	34,772	16,416	—	—	51,188
Development income, management fees and leasing and other fees (100%)	18,229	960	300	—	19,489
Other income (100%)	—	—	6,682	6,061	12,743

Total revenues from consolidated entities	130,079	34,579	6,982	6,061	177,701

Rental property operating expenses – continuing (100%)	(24,644)	(5,861)	—	—	(30,505)
Rental property operating expenses – discontinued (100%)	(10,033)	(3,447)	—	—	(13,480)
Other expenses – continuing (100%)	(19,114)	(7,134)	(7,977)	(21,412)	(55,637)
Other expenses – discontinued (100%)	(1,148)	(915)	—	(9,758)	(11,821)
Benefit for income taxes from operations – continuing (100%)	—	—	—	691	691
Provision for income taxes from operations – discontinued (100%)	—	—	—	(136)	(136)

Total expenses from consolidated entities	(54,939)	(17,357)	(7,977)	(30,615)	(110,888)

Rental property revenues (JV)	72,026	2,432	—	14	74,472
Development income, management fees and leasing and other fees (JV)	1,050	—	—	—	1,050
Other income (JV)	—	—	1,745	25	1,770
Rental property operating expenses (JV)	(21,308)	(598)	—	(7)	(21,913)
Other expense (JV)	—	—	(25)	(16,056)	(16,081)

Funds from operations from unconsolidated joint ventures	51,768	1,834	1,720	(16,024)	39,298
Gain on sale of undepreciated investment properties	—	—	2,011	—	2,011

Funds from operations available to common stockholders	126,908	19,056	2,736	(40,578)	108,122
Depreciation and amortization – continuing (100%)	(23,322)	(7,207)	—	—	(30,529)
Depreciation and amortization – discontinued (100%)	(8,791)	(3,071)	—	—	(11,862)
Depreciation and amortization (JV)	(15,460)	(941)	—	—	(16,401)
Gain on sale of depreciable investment properties, net of applicable income tax provision – continuing (100%)	2,135	19,341	9	—	21,485
Gain on sale of depreciable investment properties, net of applicable income tax provision – discontinued (100%)	—	—	—	—	—

Net income available to common stockholders	$81,470	$27,178	$2,745	$(40,578)	$70,815

Total assets	$846,413	$264,348	$23,319	$82,549	$1,216,629

Investment in unconsolidated joint ventures	$158,207	$16,858	$10,332	$—	$185,397

Capital expenditures	$101,593	$24,295	$14,458	$—	$140,346

SCHEDULE III
(Page 1 of 6)

COUSINS PROPERTIES INCORPORATED AND CONSOLIDATED ENTITIES
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2003
($ in thousands)

				Costs Capitalized		Gross Amount at Which
		Initial Cost		Subsequent		Carried at
		to Company		to Acquisition		End of Period						Life on
					Buildings		Buildings					Which De-
					and		and					preciation
		Land		Land	Improvements		Improvements		Accumu-	Date of		In 2003
		and	Buildings	and	Less Cost		Less Cost		lated	Construc-		Statement
		Improve-	and	Improve-	of Sales	Land and	of Sales	Total	Deprecia-	tion/	Date	of Income
Description	Encumbrances	ments	Improvements	ments	and Other	Improvements	and Other	(a)	tion (a)	Renovation	Acquired	Is Computed
LAND HELD FOR INVESTMENT OR FUTURE DEVELOPMENT

North Point Land - Atlanta, GA	$—	$10,294	$—	$16,271	$(18,977)	$26,565	$(18,977)	$7,588	$—	—	1970-1985	—
Salem Road Station Outparcels - Atlanta, GA	—	611	—	—	(325)	611	(325)	286	—	—	2000	—
Wildwood Land - Atlanta, GA	—	10,214	—	4,873	(10,795)	15,087	(10,795)	4,292	—	—	1971-1989	—
Ridenour Land - Atlanta, GA	—	1,696	—	899	—	2,595	—	2,595	—	—	2002	—
The Shops of Lake Tuscaloosa Outparcels - Tuscaloosa, AL	—	966	—	—	(480)	966	(480)	486	—	—	2002	—
West Cobb Land - Atlanta, GA	—	2,188	—	—	—	2,188	—	2,188	—	—	2003	—

Total Land Held for Investment or Future Development	—	25,969	—	22,043	(30,577)	48,012	(30,577)	17,435	—

SCHEDULE III
(Page 2 of 6)

COUSINS PROPERTIES INCORPORATED AND CONSOLIDATED ENTITIES
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2003
($ in thousands)

					Costs Capitalized		Gross Amount at Which
			Initial Cost		Subsequent		Carried at
			to Company		to Acquisition		End of Period						Life on
						Buildings		Buildings					Which De-
						and		and					preciation
			Land		Land	Improvements		Improvements		Accumu-	Date of		In 2003
			and	Buildings	and	Less Cost		Less Cost		lated	Construc-		Statement
			Improve-	and	Improve-	of Sales	Land and	of Sales	Total	Deprecia-	tion/	Date	of Income
Description	Encumbrances		ments	Improvements	ments	and Other	Improvements	and Other	(a)	tion (a)	Renovation	Acquired	Is Computed
OPERATING PROPERTIES OFFICE
Inforum - Atlanta, GA	$—		$5,226	$67,370	$—	$11,334	$5,226	$78,704	$83,930	$31,492	—	1999	25 Years
101 Independence Center - Charlotte, NC	43,912		11,096	62,824	59	3,794	11,155	66,618	77,773	21,762	—	1996	25 Years
101 Second Street - San Francisco, CA	87,182		11,698	—	—	80,673	11,698	80,673	92,371	12,756	1998	1998	30 Years
55 Second Street - San Francisco, CA	—		22,141	—	2,155	86,197	24,296	86,197	110,493	6,131	1999	1999	30 Years
The Points at Waterview - Dallas, TX	—		2,558	22,910	—	4,336	2,558	27,246	29,804	4,279	—	2000	25 Years
Lakeshore Park Plaza - Birmingham, AL	9,861		3,362	12,261	—	133	3,362	12,394	15,756	2,503	—	1998	30 Years
600 University Park Place - Birmingham, AL	13,676		1,899	—	—	18,762	1,899	18,762	20,661	4,334	1998	1998	30 Years
333 John Carlyle - Washington, D.C.	47,922	(b)	5,371	—	—	23,210	5,371	23,210	28,581	5,201	1998	1998	30 Years
1900 Duke Street - Washington, D.C.	(b)		3,469	—	—	20,129	3,469	20,129	23,598	2,512	2000	2000	30 Years
100 North Point Center East - Atlanta, GA	22,365	(c)	1,600	9,625	—	95	1,600	9,720	11,320	170	—	2003	30 Years
200 North Point Center East - Atlanta, GA	(c)		1,960	7,920	—	84	1,960	8,004	9,964	168	—	2003	30 Years
333 North Point Center East - Atlanta, GA	31,424	(d)	551	—	—	11,453	551	11,453	12,004	2,904	1996	1996	30 Years

SCHEDULE III
(Page 3 of 6)

COUSINS PROPERTIES INCORPORATED AND CONSOLIDATED ENTITIES
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2003
($ in thousands)

				Costs Capitalized		Gross Amount at Which
	Initial Cost			Subsequent		Carried at
	to Company			to Acquisition		End of Period							Life on
						Buildings		Buildings					Which De-
						and		and					preciation
			Land		Land	Improvements		Improvements		Accumu-	Date of		In 2003
			and	Buildings	and	Less Cost		Less Cost		lated	Construc-		Statement
			Improve-	and	Improve-	of Sales	Land and	of Sales	Total	Deprecia-	tion/	Date	of Income
Description	Encumbrances		ments	Improvements	ments	and Other	Improvements	and Other	(a)	tion (a)	Renovation	Acquired	Is Computed
OPERATING PROPERTIES — OFFICE (Continued)
555 North Point Center East - Atlanta, GA	(d	)	368	—	—	14,851	368	14,851	15,219	3,167	1998	1998	30 Years
615 Peachtree Street - Atlanta, GA	—		4,740	7,229	—	892	4,740	8,121	12,861	4,087	—	1996	15 Years
One Georgia Center - Atlanta, GA	—		9,267	27,079	—	2,596	9,267	29,675	38,942	4,116	—	2000	30 Years
Wildwood - 3100 Windy Hill Road - Atlanta, GA	—		—	17,005	—	—	—	17,005	17,005	4,761	1997	1997	25 Years
Wildwood - 3301 Windy Ridge Parkway - Atlanta, GA	—		20	—	478	12,265	498	12,265	12,763	6,483	1984	1984	30 Years

Total Office	256,342		85,326	234,223	2,692	290,804	88,018	525,027	613,045	116,826

MEDICAL OFFICE
Northside/Alpharetta I - Fulton Co., GA	$9,709		$—	$15,577	$—	409	$—	$15,986	$15,986	$3,521	—	1998	25 Years
Northside/Alpharetta II - Atlanta, GA	—		—	—	—	18,600	—	18,600	18,600	3,401	1998	1998	30 Years
Meridian Mark Plaza - Atlanta, GA	24,635		2,200	—	19	23,848	2,219	23,848	26,067	5,290	1997	1997	30 Years
AtheroGenics - Atlanta, GA	—		200	—	—	7,455	200	7,455	7,655	2,498	1998	1998	30 Years

Total Medical Office	34,344		2,400	15,577	19	50,312	2,419	65,889	68,308	14,710

Total Office	290,686		87,726	249,800	2,711	341,116	90,437	590,916	681,353	131,536

SCHEDULE III
(Page 4 of 6)

COUSINS PROPERTIES INCORPORATED AND CONSOLIDATED ENTITIES
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2003
($ in thousands)

			Costs Capitalized		Gross Amount at Which
	Initial Cost		Subsequent		Carried at
	to Company		to Acquisition		End of Period							Life on
					Buildings		Buildings					Which De-
					and		and					preciation
		Land		Land	Improvements		Improvements		Accumu-	Date of		In 2003
		and	Buildings	and	Less Cost		Less Cost		lated	Construc-		Statement
		Improve-	and	Improve-	of Sales	Land and	of Sales	Total	Deprecia-	tion/	Date	of Income
Description	Encumbrances	ments	Improvements	ments	and Other	Improvements	and Other	(a)	tion (a)	Renovation	Acquired	Is Computed
RETAIL
The Avenue of the Peninsula - Rolling Hills Estates, CA	$—	$4,338	$17,152	$—	$71,496	$4,338	$88,648	$92,986	$15,952	1998	1998	30 Years
The Avenue East Cobb - Atlanta, GA	37,889	7,205	—	—	34,150	7,205	34,150	41,355	10,650	1998	1998	30 Years
The Avenue Peachtree City - Atlanta, GA	—	3,510	—	133	26,564	3,643	26,564	30,207	4,442	2001	2001	30 Years
North Point Stand Alone Retail Sites - Atlanta, GA	—	4,559	—	431	(1,293)	4,990	(1,293)	3,697	230	—	1970-1985	Various
Other	—	—	145	—	—	—	145	145	145	—	1977-1984	Various

Total Retail	37,889	19,612	17,297	564	130,917	20,176	148,214	168,390	31,419

Total Operating Properties	328,575	107,338	267,097	3,275	472,033	110,613	739,130	849,743	162,955

SCHEDULE III
(Page 5 of 6)

COUSINS PROPERTIES INCORPORATED AND CONSOLIDATED ENTITIES
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2003
($ in thousands)

				Costs Capitalized		Gross Amount at Which
		Initial Cost		Subsequent		Carried at
		to Company		to Acquisition		End of Period
												Life on
					Buildings		Buildings					Which De-
					and		and					preciation
		Land		Land	Improvements		Improvements		Accumu-	Date of		In 2003
		and	Buildings	and	Less Cost		Less Cost		lated	Construc-		Statement
		Improve-	and	Improve-	of Sales	Land and	of Sales	Total	Deprecia-	tion/	Date	of Income
Description	Encumbrances	ments	Improvements	ments	and Other	Improvements	and Other	(a)	tion (a)	Renovation	Acquired	Is Computed
PROJECTS UNDER CONSTRUCTION OFFICE
Frost Bank Tower - Austin, TX	$—	$12,270	$—	$894	$92,226	$13,164	$92,226	$105,390	$—	2001	2001	—

	—	12,270	—	894	92,226	13,164	92,226	105,390	—

RETAIL
The Avenue Viera - Viera, FL	—	6,471	—	—	2,704	6,471	2,704	9,175	—	2003	2003	—
The Shops of Lake Tuscaloosa - Tuscaloosa, AL	—	1,057	—	—	6,231	1,057	6,231	7,288	8	2002	2002	—
The Avenue West Cobb - Atlanta, GA	—	4,945	—	—	25,492	4,945	25,492	30,437	240	2002	2002	—

Total Retail	—	12,473	—	—	34,427	12,473	34,427	46,900	248

Total Projects Under Construction	—	24,743	—	894	126,653	25,637	126,653	152,290	248

RESIDENTIAL LOTS UNDER DEVELOPMENT
River’s Call - Atlanta, GA	$—	$2,001	$—	$8,457	$(4,306)	$10,458	$(4,306)	$6,152	$—	2000	1971-1989	—
The Lakes at Cedar Grove - Atlanta, GA	900	4,720	—	17,971	(10,680)	22,691	(10,680)	12,011	—	2001	2001	—
Callaway Gardens - Pine Mountain, GA	1,653	2,098	—	3,194	(959)	5,292	(959)	4,333	—	2002	2002	—

	2,553	8,819	—	29,622	(15,945)	38,441	(15,945)	22,496	—

	$331,128	$166,869	$267,097	$55,834	$552,164	$222,703	$819,261	$1,041,964	$163,203

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

Report of Independent Registered Public Accounting Firm

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

Cost Capitalization—All costs related to planning, developing and constructing the Building, and expenses of the Building prior to the date it became operational for financial reporting purposes were capitalized. Interest and real estate taxes were also capitalized to the Building when it was under development. Costs related to improvements and additions made to the Building which add to the future benefits of the Building or prolong the useful life of the Building, are capitalized upon completion of the improvement or addition.

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

Recent Accounting Pronouncements—In April 2002, SFAS No. 145, “Rescission of SFAS Nos. 4, 44 and 64, Amendment of SFAS No.13, and Technical Corrections,” was issued. SFAS No. 145, among other things, eliminated the requirement that all gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item. However, a gain or loss arising from such an event or transaction would continue to be classified as an extraordinary item if the event or transaction is both unusual in nature and infrequent in occurrence per the criteria in APB No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” Adoption of SFAS No. 145, by the Partnership on January 1, 2003 did not have an effect on the operations or financial condition of the Partnership.

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

At December 31, 2003, Bank of America, N.A. leased approximately 46% and two professional services firms leased approximately 18% and 17% of the net rental space of the building. At December 31, 2003 and 2002, receivables which related to the cumulative excess of revenues recognized in accordance with SFAS. No. 13 over revenues which accrued in accordance with the actual lease agreements totaled approximately $7,749,000 and $8,989,000, respectively. Of that amount, 15% was related to leases with Bank of America, N.A. and approximately 39% and 30% was related to each of two professional service firms.

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

SCHEDULE III

CSC ASSOCIATES, L.P.
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2003
($ in thousands)

				Costs Capitalized		Gross Amount at Which
		Initial Cost		Subsequent		Carried at
		to Company		to Acquisition		December 31, 2003
Life on
					Buildings		Buildings					Which De-
					and		and					preciation
				Land	Improvements		Improvements		Accumu-			In 2003
			Buildings	and	Less Cost	Land	Less Cost		lated	Date of		Income
	Encumbrances		and	Improve-	of Sales	and	of Sales	Total	Deprecia-	Construc-	Date	Statement
Description	(b)	Land	Improvements	ments	and Other	Improvements	and Other	(a)	tion (a)	tion	Acquired	Is Computed
Bank of America Plaza Atlanta, Georgia	$146,155	$18,200	$—	$4,618	$201,739	$22,818	$201,739	$224,557	$80,741	1990-1992	1990	5-40 Years

NOTE:(a) Reconciliations of total real estate carrying value and accumulated depreciation for the three years ended December 31, 2003 are as follows:

	Real Estate			Accumulated Depreciation
	2003	2002	2001	2003	2002	2001
Balance at beginning of period	$224,445	$223,187	$223,687	$73,289	$65,710	$58,678
Improvements and other capitalized costs	357	1,258	54	—	—	—
Write-offs of improvements and other capitalized costs	(96)	—	(554)	(96)	—	(554)
Transfer to deferred expenses	(149)	—	—	—	—	—
Provision for depreciation	—	—	—	7,548	7,579	7,586

Balance at end of period	$224,557	$224,445	$223,187	$80,741	$73,289	$65,710

               (b) CSC’s interest in Bank of America Plaza and related leases and agreements secure a note.