Form 10-K
period 2004-12-31
COUSINS PROPERTIES INC
filed 2005-03-24
CIK 25232

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from..............to............

Commission file number 0-3576
COUSINS PROPERTIES INCORPORATED
(Exact name of registrant as specified in its charter)

Georgia	58-0869052
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

2500 Windy Ridge Parkway, Suite 1600, Atlanta, Georgia	30339-5683
(Address of principal executive offices)	(Zip Code)
(770) 955-2200
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of Exchange on which registered
Common Stock ($1 par value)	New York Stock Exchange
7.75% Series A Cumulative Redeemable
Preferred Stock ($1 par value)	New York Stock Exchange
7.50% Series B Cumulative Redeemable
Preferred Stock ($1 par value)	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☑ No ☐
     As of June 30, 2004, the aggregate market value of the common stock of Cousins Properties Incorporated held by non-affiliates was $1,215,589,324. As of March 10, 2005, 50,324,591 shares of common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Registrant’s proxy statement for the annual stockholders meeting to be held on May 10, 2005 are incorporated by reference into Part III of this Form 10-K.

FORWARD-LOOKING STATEMENTS

     Certain matters contained in this report are forward-looking statements within the meaning of the federal securities laws and are subject to uncertainties and risks. These include, but are not limited to, general and local economic conditions, local real estate conditions, the activity of others developing competitive projects, the cyclical nature of the real estate industry, the financial condition of existing tenants, interest rates, the Company’s ability to obtain favorable financing or zoning, environmental matters, the effects of terrorism, the failure of assets under contract for sale to ultimately close and other risks detailed from time to time in the Company’s filings with the Securities and Exchange Commission, including the Company’s Current Report on Form 8-K filed on December 10, 2003. The words “believes,” “expects,” “anticipates,” “estimates,” and similar expressions are intended to identify forward-looking statements. Although the Company believes that its plans, intentions and expectations reflected in any forward-looking statements are reasonable, the Company can give no assurance that such plans, intentions or expectations will be achieved. Such forward-looking statements are based on current expectations and speak as of the date of such statements. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of future events, new information or otherwise.

PART I

Item 1. Business

     Corporate Profile

     Cousins Properties Incorporated (the “Registrant” or “Cousins”) is a Georgia corporation, which since 1987 has elected to be taxed as a real estate investment trust (“REIT”). Cousins Real Estate Corporation and its subsidiaries (“CREC”) is a taxable entity wholly-owned by the Registrant and is consolidated with the Registrant. CREC owns, develops, and manages its own real estate portfolio and performs certain real estate related services for other parties. The Registrant and CREC combined are hereafter referred to as the “Company.”

     Cousins is an Atlanta-based, fully-integrated, self-administered equity REIT. The Company has extensive experience in the real estate industry, including the acquisition, financing, development, management and leasing of properties. Cousins has been a public company since 1962, and its common stock trades on the New York Stock Exchange under the symbol “CUZ.” The Company owns directly and through subsidiaries and joint ventures a portfolio of office, medical office, retail and residential development projects and holds several tracts of undeveloped land. The Company is also entering into the industrial real estate market. The strategies employed to achieve the Company’s investment goals include the development of properties that are leased to quality tenants, the maintenance of high levels of occupancy within owned properties, the development of single-family residential subdivisions, the selective sale and financing of assets, the creation of joint venture arrangements and the acquisition of quality income-producing properties at attractive prices. The Company also seeks to be opportunistic and take advantage of normal real estate business cycles.

     Unless otherwise indicated, the notes referenced in the discussion below are the “Notes to Consolidated Financial Statements” included in this Annual Report on Form 10-K on pages F-8 through F-33.

     Brief Description of Company Investments

     Office. As of December 31, 2004, the Company’s office portfolio included the following nineteen commercial office buildings:

				Company’s		Percent
				Economic		Leased
	Metropolitan		Rentable	Ownership		(Fully
Property Description	Area		Square Feet	Interest		Executed)
Bank of America Plaza	Atlanta		1,253,000	50%		100%
Inforum	Atlanta		983,000	100%		85%
1155 Perimeter Center West	Atlanta		365,000	50%		59%
One Georgia Center	Atlanta		347,000	88.50%		15%
Ten Peachtree Place	Atlanta		259,000	50%		100%
3100 Windy Hill Road	Atlanta		188,000	100%		100%
555 North Point Center East	Atlanta		152,000	100%		82%
200 North Point Center East	Atlanta		130,000	100%		43%
333 North Point Center East	Atlanta		129,000	100%		71%
100 North Point Center East	Atlanta		128,000	100%		82%
615 Peachtree Street	Atlanta		138,000	100%		57%
Galleria 75	Atlanta		114,000	100%		80%
3301 Windy Ridge Parkway	Atlanta		107,000	100%		100%

		Georgia	4,293,000			78%

Gateway Village	Charlotte	North Carolina	1,065,000	50%		100%

Frost Bank Tower	Austin		529,000	90.25%		62%
The Points at Waterview	Dallas		203,000	100%		100%

		Texas	732,000			74%

Lakeshore Park Plaza	Birmingham		190,000	100	%(a)	96%
Grandview II	Birmingham		149,000	11.50%		92%
600 University Park Place	Birmingham		123,000	100	%(a)	95%

		Alabama	462,000			96%

Total Commercial Office			6,552,000			81%

a)	This project is owned through a joint venture with a third party, and a portion of the upside is shared with the other venturer.

     The weighted average leased percentage of these office properties was approximately 81% as of December 31, 2004. The leases expire as follows:

										2014
										&
	2005	2006	2007	2008	2009	2010	2011	2012	2013	Thereafter	Total
OFFICE
Wholly Owned:
Square Feet Expiring (a)	285,387	390,610	117,730	160,070	417,963	96,218	96,199	130,724	230,462	250,872	2,176,235 (b)
% of Leased Space	13%	18%	5%	7%	19%	4%	4%	6%	11%	13%	100%
Annual Contractual Rent (000’s) (c)	$4,654	$6,084	$2,158	$2,365	$6,240	$1,597	$1,494	$2,190	$3,717	$6,085	$36,584
Annual Contractual Rent/Sq. Ft. (c)	$16.31	$15.57	$18.33	$14.77	$14.93	$16.59	$15.53	$16.76	$16.13	$24.26	$16.81

Joint Venture:
Square Feet Expiring (a)	85,574	46,926	458,402	51,552	181,132	3,948	6,478	647,393	240,318	1,593,218	3,314,941 (d)
% of Leased Space	3%	1%	14%	2%	5%	0%	0%	20%	7%	48%	100%
Annual Contractual Rent (000’s) (c)	$1,383	$818	$8,555	$897	$3,477	$73	$84	$17,723	$4,240	$33,597	$70,847
Annual Contractual Rent/Sq. Ft. (c)	$16.17	$17.44	$18.66	$17.39	$19.20	$18.45	$12.91	$27.38	$17.64	$21.09	$21.37

Total (including only Company’s % share of Joint Venture Properties):
Square Feet Expiring (a)	304,102	414,516	350,886	171,874	511,101	99,712	101,096	454,421	356,070	1,170,193	3,933,971
% of Leased Space	8%	11%	9%	4%	13%	3%	3%	12%	9%	28%	100%
Annual Contractual Rent (000’s) (c)	$4,931	$6,468	$6,478	$2,535	$8,032	$1,661	$1,570	$11,052	$5,837	$26,030	$74,594
Annual Contractual Rent/Sq. Ft. (c)	$16.22	$15.60	$18.46	$14.75	$15.71	$16.66	$15.53	$24.32	$16.39	$22.24	$18.96

(a)	Where a tenant has the option to cancel its lease without penalty, the lease expiration date used in the table above reflects the cancellation option date rather than the lease expiration date.

(b)	Rentable square feet leased as of December 31, 2004 out of approximately 2,585,000 total rentable square feet.

(c)	Annual contractual rent excludes the operating expense reimbursement portion of the rent payable. If the lease does not provide for pass through of such operating expense reimbursements, an estimate of operating expenses is deducted from the rental rate shown. The contractual rental rate shown is the estimated rate in the year of expiration.

(d)	Rentable square feet leased as of December 31, 2004 out of approximately 3,967,000 total rentable square feet.

     The weighted average remaining lease term of the office portfolio was approximately seven years as of December 31, 2004. Most of the major tenant leases in these buildings provide for pass through of operating expenses and contractual rents which escalate over time.

     Medical Office. As of December 31, 2004, the Company’s medical office portfolio included the following five medical office properties, one of which is currently under construction:

				Company’s	Percent
				Economic	Leased
	Metropolitan		Rentable	Ownership	(Fully
Property Description	Area		Square Feet	Interest	Executed)
Emory Crawford Long Medical Office Tower	Atlanta		358,000	50%	98%
Meridian Mark Plaza	Atlanta		160,000	100%	100%
AtheroGenics	Atlanta		51,000	100%	100%
Inhibitex	Atlanta		51,000	100%	100	%(a)

		Georgia	620,000		99%

Presbyterian Medical Plaza at University	Charlotte	North Carolina	69,000	11.50%	100%

Total Medical Office			689,000		99%

(a)	This property is under construction.

     The weighted average leased percentage of these medical office properties, excluding the property under construction, was approximately 99% as of December 31, 2004. The leases expire as follows:

										2014
										&
	2005	2006	2007	2008	2009	2010	2011	2012	2013	Thereafter	Total
MEDICAL OFFICE
Wholly Owned:
Square Feet Expiring	1,887	1,464	20,508	35,571	84,505	—	2,916	—	64,149	—	211,000 (a)
% of Leased Space	1%	1%	10%	17%	40%	0%	1%	0%	30%	0%	100%
Annual Contractual Rent (000’s) (b)	$39	$30	$438	$806	$1,773	$—	$67	$—	$1,473	$—	$4,626
Annual Contractual Rent/Sq. Ft. (b)	$20.50	$20.22	$21.35	$22.67	$20.98	$—	$23.10	$—	$22.88	$—	$21.90

Joint Venture:
Square Feet Expiring	3,445	—	68,996	1,178	35,041	7,175	14,735	82,677	25,416	181,920	420,583 (c)
% of Leased Space	1%	—	16%	0%	8%	2%	4%	20%	6%	43%	100%
Annual Contractual Rent (000’s) (b)	$56	$—	$1,263	$24	$767	$155	$359	$1,708	$545	$4,484	$9,361
Annual Contractual Rent/Sq. Ft. (b)	$16.40	$—	$18.31	$20.01	$21.88	$21.59	$24.37	$20.66	$21.42	$24.65	$22.25

Total (including only Company’s % share of Joint Venture Properties):
Square Feet Expiring	2,283	1,464	45,475	36,160	102,026	3,588	10,284	25,745	77,079	90,960	395,064
% of Leased Space	1%	—	12%	9%	26%	1%	3%	7%	20%	21%	100%
Annual Contractual Rent (000’s) (b)	$45	$30	$910	$818	$2,156	$77	$247	$557	$1,745	$2,242	$8,827
Annual Contractual Rent/Sq. Ft. (b)	$19.79	$20.22	$20.01	$22.63	$21.13	$21.59	$24.01	$21.62	$22.64	$24.65	$22.34

(a)	Rentable square feet leased as of December 31, 2004 out of approximately 211,000 total rentable square feet.

(b)	Annual contractual rent excludes the operating expense reimbursement portion of the rent payable. If the lease does not provide for pass through of such operating expense reimbursements, an estimate of operating expenses is deducted from the rental rate shown. The contractual rental rate shown is the estimated rate in the year of expiration.

(c)	Rentable square feet leased as of December 31, 2004 out of approximately 427,000 total rentable square feet.

     The weighted average remaining lease term of the medical office portfolio, excluding the property under construction, was approximately seven years as of December 31, 2004. Most of the Company’s leases in these medical office buildings provide for pass through of operating expenses to its tenants and contractual rents which escalate over time.

     Retail. As of December 31, 2004, the Company’s retail portfolio included the following thirteen retail properties, four of which are currently under construction and/or in lease up:

					Company’s		Percent
					Economic		Leased
	Metropolitan		Rentable		Ownership		(Fully
Property Description	Area		Square Feet		Interest		Executed)
North Point MarketCenter	Atlanta		401,000		11.50%		100%
The Avenue East Cobb	Atlanta		230,000		100%		96%
The Avenue West Cobb	Atlanta		205,000		100%		96%
The Avenue Peachtree City	Atlanta		182,000		88.50%	(a)	99	(b)%
Mansell Crossing Phase II	Atlanta		103,000		11.50%		100%

		Georgia	1,121,000				97%

The Avenue Viera	Viera		306,000		100%		79	%(c)
Viera MarketCenter	Viera		104,000		100%		93	%(c)
The Shops at World Golf Village	St. Augustine		80,000		50%		72%

		Florida	490,000				72%

The Avenue Carriage Crossing	Memphis	Tennessee	586,000		100	%(a)	51	%(c)

The Avenue of the Peninsula	Rolling Hills Estates		374,000		100%		84%
Los Altos MarketCenter	Long Beach		157,000		11.50%		100%

		California	531,000				85%

Greenbrier MarketCenter	Chesapeake		376,000		11.50%		100%
Hanover Square South	Richmond		69,000		100%		35%	(c)

		Virginia	445,000				100%

Total Retail (d) 92%			3,173,000	(d)

(a)	This property is subject to a contractual participation in which a third party may receive a portion of the results of operations or sale.

(b)	An expansion of 13,000 square feet is currently under construction and in lease up. The expansion space is included in rentable square feet for the property, but excluded from the percentage leased calculations.

(c)	This property is under construction and/or in lease up.

(d)	The Company has a 10% interest in Deerfield Towne Center, a 371,000 square foot retail project that is partially operational and under lease up in Deerfield, Ohio. The Company has no capital invested in the project, but is entitled to receive 10% of the operating income and 10% of any residuals upon sale.

     The weighted average leased percentage of these retail properties (excluding the properties currently under construction and/or in lease up) was approximately 92% as of December 31, 2004. The leases expire as follows:

										2014
										&
	2005	2006	2007	2008	2009	2010	2011	2012	2013	Thereafter	Total
RETAIL
Wholly Owned:
Square Feet Expiring	55,432	67,925	16,068	11,796	32,431	119,487	35,461	18,004	99,313	277,324	733,241 (a)
% of Leased Space	8%	9%	2%	2%	4%	16%	5%	2%	14%	38%	100%
Annual Contractual Rent (000’s) (b)	$1,450	$1,684	$217	$349	$976	$2,985	$634	$564	$2,727	$5,882	$17,468
Annual Contractual Rent/Sq. Ft. (b)	$26.15	$24.79	$13.49	$29.56	$30.11	$24.98	$17.89	$31.35	$27.46	$21.21	$23.82

Joint Venture:
Square Feet Expiring	54,189	162,790	81,560	55,721	58,379	105,451	141,969	235,511	51,751	314,109	1,261,430 (c)
% of Leased Space	4%	13%	6%	4%	5%	8%	11%	19%	4%	26%	100%
Annual Contractual Rent (000’s) (b)	$809	$2,167	$1,751	$1,106	$1,083	$1,231	$2,203	$3,735	$1,084	$5,109	$20,278
Annual Contractual Rent/Sq. Ft. (b)	$14.93	$13.31	$21.47	$19.84	$18.56	$11.67	$15.52	$15.86	$20.95	$16.26	$16.08

Total (including only Company’s % share of Joint Venture Properties):
Square Feet Expiring	63,779	106,875	49,749	52,855	46,204	134,403	59,815	77,382	120,569	317,639	1,029,270
% of Leased Space	6%	10%	5%	5%	4%	13%	6%	8%	12%	31%	100%
Annual Contractual Rent (000’s) (b)	$1,593	$2,413	$988	$1,176	$1,293	$3,176	$1,123	$1,730	$3,191	$6,524	$23,207
Annual Contractual Rent/Sq. Ft. (b)	$24.97	$22.58	$19.85	$22.25	$28.00	$23.63	$18.77	$22.36	$26.46	$20.54	$22.55

(a)	Gross leasable area leased as of December 31, 2004 out of approximately 809,000 square feet of total gross leasable area.

(b)	Annual contractual rent excludes the operating expense reimbursement portion of the rent payable and any percentage rents due. If the lease does not provide for pass through of such operating expense reimbursements, an estimate of operating expenses is deducted from the rental rate shown. The contractual rental rate shown is the estimated rate in the year of expiration.

(c)	Gross leasable area leased as of December 31, 2004 out of approximately 1,286,000 square feet of total gross leasable area.

     The weighted average remaining lease term of these retail properties (excluding the properties currently under construction and/or in lease-up) was approximately eight years as of December 31, 2004. Most of the major tenant leases in these retail properties provide for pass through of operating expenses and contractual rents which escalate over time.

     Residential/Land Division. The Company’s other real estate holdings include interests in over 200 acres of land held for investment or future development at North Point and Wildwood Office Park and the option to acquire the fee simple interest in approximately 6,500 acres of land through its Temco Associates joint venture, among other holdings. See “Residential Lots Under Development” and “Land Held for Investment or Future Development” in Item 2 of this report for further information.

     Other. The Company’s joint venture partners include, but are not limited to, either the following companies or their affiliates: IBM, The Coca-Cola Company (“Coca-Cola”), Bank of America Corporation (“Bank of America”), The Prudential Insurance Company of America (“Prudential”), Temple-Inland Inc. and Emory University.

     A table detailing the Company’s real estate properties is included in Item 2 of this Report.

     Significant Changes in 2004

     Significant changes in the Company’s business and properties during the year ended December 31, 2004 were as follows:

     Office Division. In the third quarter of 2004, the Company sold 101 Second Street, a 387,000 square foot office building and 55 Second Street, a 379,000 square foot office building, both in San Francisco, California. Both of these properties were owned in consolidated ventures in which the partner received a participation in the results of operations and gain on sale after certain thresholds were met. Additionally, in the fourth quarter of 2004, the Company sold Northside/Alpharetta I and II, two medical office buildings in suburban Atlanta, Georgia, of 103,000 square feet and 198,000 square feet, respectively. The Company has a 50% ownership interest in CC-JM II Associates, which owned John Marshall-II, a 224,000 square foot office building in Tysons Corner, Virginia. This property was sold in the fourth quarter of 2004. The Company has an 11.5%

ownership interest in CP Venture Two LLC, which sold Wachovia Tower, a 324,000 square foot office building in Greensboro, North Carolina, in the fourth quarter of 2004. The Company did not retain property management for any of these sold properties.

     The Company also sold several properties in 2004, of which it retained property management. In the second quarter of 2004, the Company sold 333 John Carlyle and 1900 Duke Street, two office buildings in Alexandria, Virginia, of 153,000 square feet and 97,000 square feet, respectively. Furthermore, the Company sold 101 Independence Center, a 526,000 square foot office building in Charlotte, North Carolina in the third quarter of 2004. In the third quarter of 2004, Cousins LORET, a venture in which the Company has a 50% interest, sold The Pinnacle, a 423,000 square foot office building, and Two Live Oak Center, a 279,000 square foot office building, both in Atlanta, Georgia. Also in the third quarter of 2004, CPI/FSP I, L.P, a venture in which the Company has a 50% interest, sold Austin Research Park – Buildings III and IV, two office buildings in Austin, Texas of 174,000 and 184,000 square feet, respectively. Furthermore, in the third quarter of 2004, Wildwood Associates sold 2500 Windy Ridge Parkway, 4100 Wildwood Parkway, 4200 Wildwood Parkway, and 4300 Wildwood Parkway, which are all located in Atlanta, Georgia and totaled 822,000 square feet. In the fourth quarter of 2004, Wildwood Associates sold 2300 Windy Ridge Parkway, a 635,000 square foot office building, 3200 Windy Hill Road, a 698,000 square foot office building, and approximately 15 acres of stand-alone retail sites under ground leases, also all in Atlanta, Georgia.

     In January 2004, Frost Bank Tower, a 529,000 square foot office building in Austin, Texas, was completed and became partially operational for financial reporting purposes. In February 2004, the Company acquired Galleria 75, an approximately 114,000 square foot office building in Atlanta, Georgia, for approximately $11.4 million. In March 2004, the Company acquired approximately 1 acre of land for $13.4 million in Miami, Florida, to use for future development. Also in March 2004, the Company utilized approximately 5 acres of land at its North Point/West Side location and commenced construction of Inhibitex, an approximately 51,000 square foot office building 100% leased to Inhibitex, Inc. for its corporate headquarters. Also within the office division is 905 Juniper, an estimated 117-unit condominium building in midtown Atlanta, Georgia, upon which construction commenced in December 2004.

      Retail Division. In December 2004, the Company sold The Shops of Lake Tuscaloosa, a 62,000 square foot retail center in Tuscaloosa, Alabama.

     In March 2004, the Company purchased the land and commenced construction of Hanover Square South, a 193,000 square foot retail center in Richmond, Virginia, of which the Company owns 69,000 square feet. In May 2004, the Company purchased the land and commenced construction of The Avenue Carriage Crossing, an approximately 786,000 square foot retail center in Memphis, Tennessee, of which the Company owns 586,000 square feet. In November 2004, Phase I of The Avenue Viera, an approximately 381,000 square foot retail center in Viera, Florida, of which the Company owns 306,000 square feet became partially operational for financial reporting purposes. In December 2004, the Company commenced construction of Viera MarketCenter, a 104,000 square foot retail center in Viera, Florida, adjacent to The Avenue Viera.

     Land Division. The Company is developing two residential communities in suburban Atlanta, Georgia and one in Pine Mountain, Georgia. Approximately 1,151 lots are being developed within these three communities, of which 225, 214 and 137 lots were sold in 2004, 2003 and 2002, respectively. The Company’s share of lots sold at joint ventures was 579, 272 and 145 for 2004, 2003 and 2002, respectively. The Company also entered into new joint venture arrangements in 2004 for the development of residential communities. See the “Residential Lots Under Development” table in Item 2 for more detail.

     In 2004, the Company sold approximately 6 acres of Company-owned land in Wildwood Office Park for net gains of approximately $3,313,000 and approximately 70 acres of North Point/West Side land for net gains of approximately $9,632,000.

     Financings and Other. In July 2004, the Company renewed and recast its unsecured revolving credit facility with Bank of America and several other banks, increasing the size by $50 million to $325 million (which can be increased to $400 million under certain circumstances). The new maturity date is September 14, 2007.

     In March 2004, Ten Peachtree Place Associates, an entity in which the Company owns a 50% interest, obtained a $30 million mortgage note payable. The note has a maturity date of February 1, 2015 and an interest rate of 5.39%. A distribution of approximately $9.7 million was made to the Company in 2004 for its share of the net proceeds from this mortgage after the previous mortgage was paid in full.

     On December 17, 2004, the Company issued 4,000,000 shares of 7.5% Series B Cumulative Redeemable Preferred Stock (Liquidation preference of $25 per share). The net proceeds of $96.5 million from this issuance were used to repay outstanding indebtedness under the Company’s unsecured credit facility and for general corporate purposes.

     In 2004, the Company and certain joint ventures sold properties that generated taxable gains to the Company of approximately $431 million. The Company paid a special cash dividend of $7.15 per share, or $356.5 million on November 18, 2004, distributing a portion of the taxable gains on the sales of investment properties to its common stockholders.

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

     Certain environmental laws impose liability on a previous owner of property to the extent that hazardous or toxic substances were present during the prior ownership period. A transfer of the property does not relieve an owner of such liability. Thus, although the Company is not aware of any such situation, the Company may be liable in respect to properties previously sold.

     In connection with the development or acquisition of certain properties, the Company has obtained Phase One environmental audits (which generally involve inspection without soil sampling or ground water analysis) from independent environmental consultants. The remaining properties (including most of the Company’s land held for investment or future development) have not been so examined. No assurance can be given that environmental liabilities do not exist, that the reports revealed all environmental liabilities or that no prior owner created any material environmental condition not known to the Company.

     The Company believes that it and its properties are in compliance in all material respects with all federal, state and local laws, ordinances and regulations regarding hazardous or toxic substances.

     Competition

     The Company’s properties compete for tenants with similar properties located in its markets primarily on the basis of location, rental rates, services provided and the design and condition of the facilities. The Company also competes with other real estate companies, financial institutions, pension funds, partnerships, individual investors and others when attempting to acquire and develop properties. The Land Division also competes with other lot developers.

     Executive Offices; Employees

     The Registrant’s executive offices are located at 2500 Windy Ridge Parkway, Suite 1600, Atlanta, Georgia 30339-5683. At December 31, 2004, the Company employed 411 people.

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

     Copies of these documents (without exhibits, when applicable) are also available free of charge upon request to the Company at 2500 Windy Ridge Parkway, Suite 1600, Atlanta, Georgia 30339-5683, Attention: Mark A. Russell, Senior Vice President and Senior Investment Officer. Mr. Russell, the Company’s investor relations’ contact, may also be reached by telephone at (770) 857-2449, by facsimile at (770) 857-2360 or by email at markrussell@cousinsproperties.com.

Item 2. Properties

     The following tables set forth certain information relating to major office, medical office and retail properties, stand alone retail lease sites, residential lots under development, and land held for investment and future development in which the Company has a 10% or greater ownership interest. Information presented in Note 4 provides additional information related to its joint ventures. All information presented is as of December 31, 2004. Dollars are stated in thousands.

Table of Major Office and Retail Properties

										Adjusted
										Cost and
										Adjusted
						Percentage				Cost Less			Debt
	Year					Leased	Average		Major	Depreciation			Maturity
Description	Development		Company’s		Rentable	as of	2004	Major Tenants (lease	Tenants’	and			and
and	Completed	Venture	Ownership		Square Feet	December	Economic	expiration/options	Rentable	Amortization		Debt	Interest
Location	or Acquired	Partner	Interest		and Acres	31, 2004	Occupancy	expiration)	Sq. Feet	(1)		Balance	Rate
Office

Inforum Atlanta, GA	1999	N/A	100%		983,000	85%	88%	BellSouth Corporation (3)(2009)	277,744	$84,142		$0	N/A
					4 Acres (2)			Georgia Lottery Corp. (2013)	127,827	$44,411
								Co Space Services, LLC	112,993
								(2020/2025)
								Turner Broadcasting (2006/2016)	57,827
								Sapient Corporation (2009/2019)	57,689

Frost Bank Tower Austin, TX	2004	N/A	90.25%		529,000	62%	32%	Graves, Dougherty, Hearon	64,210	$131,216		$0	N/A
					2 Acres (4)			& Moody, P.C. (2020/2035)		$129,156
								Frost National Bank (2014/2049)	51,958
								Winstead, Sechrest & Minick P.C.	51,875
								(2014/2024)
								Jenkens & Gilchrist (2014/2024)	46,662

The Points at Waterview Suburban Dallas, Texas	2000	N/A	100%		203,000	100%	94%	Bombardier Aerospace Corp.	97,740	$31,545	(5)	$0	N/A
					15 Acres (5)			(2013/2023)		$25,023	(5)
								Liberty Mutual (2011/2021)	28,124
								Cisco Systems, Inc. (2005/2010)	20,433

Lakeshore Park Plaza Birmingham, AL	1998	Daniel Realty	100	%(6)	190,000	96%	89%	Infinity Insurance (2005/2015)	107,293	$15,938		$9,619	11/1/08
		Company			12 Acres					$12,780			6.78%

600 University Park Place Birmingham, AL	2000	Daniel Realty	100	%(6)	123,000	95%	98%	Southern Company, Inc. (3)	41,961	$20,721		$13,519	8/10/11
		Company			10 Acres			(2010)		$15,164			7.38%
								Southern Progress (2006/2011)	29,845

											Adjusted
											Cost and
											Adjusted
							Percentage				Cost Less				Debt
	Year						Leased	Average		Major	Depreciation				Maturity
Description	Development		Company’s		Rentable		as of	2004	Major Tenants (lease	Tenants’	and				and
and	Completed	Venture	Ownership		Square Feet		December	Economic	expiration/options	Rentable	Amortization		Debt		Interest
Location	or Acquired	Partner	Interest		and Acres		31, 2004	Occupancy	expiration)	Sq. Feet	(1)		Balance		Rate
Office (Continued)
100 North Point Center East Suburban Atlanta, GA	1995 (7)	N/A	100%		128,000		82%	75%	Schweitzer-Mauduit		$11,476		$22,365	(8)	8/1/07
					7 Acres				International, Inc. (2007/2012)	32,696	$10,386				7.86%
									Med Assets HSCA, Inc. (2011/2016)	17,013
									Golden Peanut Co. (2007/2012)	14,196

200 North Point Center East Suburban Atlanta, GA	1996 (7)	N/A	100%		130,000		43%	43%	Dean Witter (2007)	15,709	$10,215			(8)	(8)
					9 Acres				B2B Workforce, Inc. (2008/2013)	14,171	$9,299

333 North Point Center East Suburban Atlanta, GA	1998	N/A	100%		129,000		71%	69%	Merrill Lynch (2014/2024)	35,949	$12,977		$30,849	(9)	11/1/11
					9 Acres				Wells Fargo Bank NA (2005/2010)	22,222	$9,672				7.00%
									Phillip Morris (2008/2013)	17,521

555 North Point Center East Suburban Atlanta, GA	2000	N/A	100%		152,000		82%	49%	Regus Business Centre (2011/2016)	22,422	$15,610			(9)	(9)
					10 Acres						$12,268
									Matria Healthcare, Inc. (2006)	12,375

									Robert W. Baird (2011/2016)	11,074
									Kids II, Inc. (2016/2026)	51,059

615 Peachtree Street Atlanta, GA	1996	N/A	100%		138,000		57%	69%	Wachovia (3)(2009)	13,742	$12,836		$0		N/A
					2 Acres				Roman Cath. Archdiocese (2005)	11,941	$8,089
									KPS Group (2005/2010)	11,029

Galleria 75 Suburban Atlanta, GA	2004	N/A	100%		114,000		80%	82%	American Tower L.P. (2006)	22,702	$11,564		$0		N/A
					7 Acres				THD At-Home Svs. (2007/2008)	24,259	$11,070

One Georgia Center Atlanta, GA	2000	Prudential (3)	88.50%		347,000		15%	48%	Hamilton, Westby, Marshall (2005)	9,865	$39,241	(5)	$0		N/A
					3 Acres	(5)					$33,962	(5)

3301 Windy Ridge Parkway Atlanta, GA	1984	N/A	100%		107,000		100%	100%	Indus International, Inc.	107,000	$13,393		$0		N/A
					10 Acres				(2012/2017)		$6,548

3100 Windy Hill Road Atlanta, GA	1983	N/A	100	%(10)	188,000		100%	100%	IBM (2006)	187,995	$17,005		$0		N/A
					13 Acres						$11,563

									Adjusted
					Percentage				Cost Less			Debt
	Year				Leased	Average		Major	Depreciation			Maturity
Description	Development		Company’s	Rentable	as of	2004	Major Tenants (lease	Tenants’	and			and
and	Completed	Venture	Ownership	Square Feet	December	Economic	expiration/options	Rentable	Amortization		Debt	Interest
Location	or Acquired	Partner	Interest	and Acres	31, 2004	Occupancy	expiration)	Sq. Feet	(1)		Balance	Rate
Office (Continued)

Bank of America Plaza Atlanta, GA	1992	Bank of America (3)	50%	1,253,000	100%	100%	Bank of America (3)(2012/2042)	412,159	$226,399		(11)	(11)
				4 Acres			Troutman Sanders (2020/2037)	264,044	$142,924
							Ernst & Young LLP (2007/2017)	209,977
							Hunton & Williams	113,014
							(2009/2014) (12)
							Paul Hastings (2012/2017)(13)	114,893

Gateway Village Charlotte, NC	2001	Bank of America (3)	50%	1,065,000	100%	100%	Bank of America (3)(2016/2035)	1,065,000	$208,013		$164,270	12/1/16
				8 Acres					$184,626			6.41%

1155 Perimeter Center West Atlanta, GA	2000	J. P. Morgan (3)	50%	365,000	59%	59%	Mirant Corporation (2007)(14)	215,541	$59,079		$0	N/A
				6 Acres					$42,578

Ten Peachtree Place Atlanta, GA	1991	Coca-Cola (3)	50%	259,000	100%	100%	AGL Services Co. (2013/2028)	226,779	$40,594	(5)	$29,728	2/1/15
				5 Acres (5)			Domtar (2006/2011)	32,720	$29,844	(5)		5.39%

Grandview II Birmingham, AL	1998	Prudential (3)	11.50%	149,000	92%	98%	Fortis Benefits Insurance	68,758	$23,136		$0	N/A
				8 Acres			Company (2005/2011)		$14,679
							Daniel Realty Company (2008)	23,440

Medical Office

Meridian Mark Plaza Atlanta, GA	1999	N/A	100%	160,000	100%	100%	Northside Hospital (3)	51,054	$26,266		$24,318	9/1/10
				3 Acres			(2013/2023)(15)		$19,753			8.27%
							Scottish Rite Hospital for	29,556
							Crippled Children, Inc.
							(2013/2018)(15)

AtheroGenics Suburban Atlanta, GA	1999	N/A	100%	51,000	100%	100%	AtheroGenics (2009/2019)	50,821	$7,655		$0	N/A
				4 Acres					$4,618

Inhibitex Suburban Atlanta, GA	(16)	N/A	100%	51,000	100%	(16)	Inhibitex (2015/2025)	51,000	$4,888	(16)	$0	N/A
				5 Acres

									Adjusted
									Cost and
									Adjusted
					Percentage				Cost Less			Debt
	Year				Leased	Average		Major	Depreciation			Maturity
Description	Development		Company’s	Rentable	as of	2004	Major Tenants (lease	Tenants’	and			and
and	Completed	Venture	Ownership	Square Feet	December	Economic	expiration/options	Rentable	Amortization		Debt	Interest
Location	or Acquired	Partner	Interest	and Acres	31, 2004	Occupancy	expiration)	Sq. Feet	(1)		Balance	Rate
Medical Office (Continued)

Emory Crawford Long Medical Office Tower Atlanta, GA	2002	Emory University	50%	358,000	98%	91%	Emory University (2017/2047)	149,076	$51,536		$53,952	6/1/13
				(17)			Resurgens (2014)	26,581	$45,011			5.90%

Presbyterian Medical Plaza at University Charlotte, NC	1997	Prudential (3)	11.50%	69,000	100%	100%	Novant Health, Inc.	63,862	$8,615		$0	N/A
				1 Acre (18)			(2012/2027)(19)		$6,094

Retail Centers

The Avenue Carriage Crossing Suburban Memphis, TN	(16)	Wilson Collierville,	100% (6)	786,000	51%(16)	(16)	Dillard’s (20)	N/A	$40,677	(16)	$0	N/A
		LLC		135 acres			Parisian (2020/2050) (21)	130,000
				(586,000 owned			Linens ‘N Things (2015/2030)	28,000
				by Carriage
				Avenue, LLC)

The Avenue Viera Viera, FL	(16)	N/A	100%	381,000	79%(16)	71%	Rave Motion Pictures (20)	N/A	$39,951	(16)	$0	N/A
				58 Acres		(16) (22)	Belk, Inc. (2024/2044)(21)	65,927	39,861	(16)
				(306,000 owned			Bed Bath & Beyond (2015)	24,329
				by the Company)

The Avenue of the Peninsula Rolling Hills Estates, CA	1999	N/A	100%	374,000	84%	81%	Regal Cinema (2015/2030)	55,673	$94,354		$0	N/A
				14 Acres			Saks & Company (2019/2049)	42,404	$73,417
							Borders (2018/2038)	14,286
							Restoration Hardware (2010/2020)	13,521
							Pottery Barn (2013)	12,089

The Avenue East Cobb Suburban Atlanta, GA	1999	N/A	100%	230,000	96%	98%	Borders, Inc. (2015/2030)	24,882	$41,797		$37,491	8/1/10
				30 Acres			Bed, Bath & Beyond (2010/2025)	21,007	$28,983			8.39%
							Gap (2010/2015)	19,434
							Talbot’s (2010/2020)	12,905
							Pottery Barn (3)(2006/2012)	10,000

The Avenue West Cobb Suburban Atlanta, GA	2003	N/A	100%	205,000	96%	92%	Linens ‘N Things (2014/2028)	28,030	$35,033		$0	N/A
				22 Acres			Barnes & Noble (2014/2023)	24,025	$33,152
							Pier One Imports (2013/2023)	9,980
							Aspen’s Signature Steaks (2019/2024)	9,580

									Adjusted
									Cost and
									Adjusted
					Percentage				Cost Less			Debt
	Year				Leased	Average		Major	Depreciation			Maturity
Description	Development		Company’s	Rentable	as of	2004	Major Tenants (lease	Tenants’	and			and
and	Completed	Venture	Ownership	Square Feet	December	Economic	expiration/options	Rentable	Amortization		Debt	Interest
Location	or Acquired	Partner	Interest	and Acres	31, 2004	Occupancy	expiration)	Sq. Feet	(1)		Balance	Rate
Retail Centers (Continued)

Viera MarketCenter	(16)	N/A	100%	104,000	93% (16)	(16)	Kohl’s Department Stores, Inc. (2025/2055) (21)	96,077	$4,255	(16)	$0	N/A
Viera, FL				22 acres

The Avenue Peachtree City	2001	Prudential (3)	88.50% (6)	182,000	99%	92%	Books a Million (2008/2013)	13,750	$32,320		$0	N/A
Suburban Atlanta, GA				(23)	(22)	(22)	Gap (2012/2022)	10,822	$26,027
				18 Acres (24)			Homebanc Mortgage Corporation	8,851
							(2007/2012)
							Banana Republic (3)(2012/2022)	8,015

Hanover Square South	(16)	N/A	100%	193,000	35% (16)	(16)	Target (20)	N/A	$7,791	(16)	$0	N/A
Richmond, VA				29 acres			PetsMart, Inc. (2015/2030)	18,939
				(69,000
				square feet and
				19 acres owned
				by the Company)

The Shops at World Golf Village	1999	W.C. Bradley Co.	50%	80,000	72%	73%	Bradley Specialty Retailing,	31,044	$13,574		$0	N/A
St. Augustine, FL				3 Acres			Inc. (2013/2023)		$10,226

North Point MarketCenter Suburban Atlanta, GA	1994/1995	Prudential (3)	11.50%	518,000	100%	100%	Target (20)	N/A	$56,991		$24,993	7/15/05
				60 Acres (25)			Babies “R” Us (2012/2032)	50,275	$44,512			8.50%
				(401,000			Media Play (2010/2025)	48,884
				square feet			Marshalls (2010/2025)	40,000
				and 49 acres			Rhodes (2011/2021)	40,000
				owned by			Linens ‘N Things (2010/2025)	35,000
				CP Venture			United Artists (2014/2034)	34,733
				Two LLC)			Circuit City (2015/2030)	33,420
							PetsMart, Inc. (2009/2029)	25,465
							Old Navy Store (2006/2011)	20,000

										Adjusted
										Cost and
										Adjusted
					Percentage					Cost Less		Debt
	Year				Leased	Average		Major		Depreciation		Maturity
Description	Development		Company’s	Rentable	as of	2004	Major Tenants (lease	Tenants’		and		and
and	Completed	Venture	Ownership	Square Feet	December	Economic	expiration/options	Rentable		Amortization	Debt	Interest
Location	or Acquired	Partner	Interest	and Acres	31, 2004	Occupancy	expiration)	Sq. Feet		(1)	Balance	Rate
Retail Centers (Continued)

Greenbrier MarketCenter Chesapeake, VA	1996	Prudential (3)	11.50%	493,000 44 Acres	100%	100%	Target (20) Harris Teeter, Inc.	N/A 51,806	$ $	49,105 38,483	$0	N/A
				(376,000 square			(2016/2036)
				feet and 36 acres			Best Buy (2015/2030)	45,106
				owned by CP Venture			Bed, Bath & Beyond (2012/2027)	40,484
				Two LLC)			Babies “R” Us (2006/2021)	40,000
							Stein Mart, Inc. (2006/2026)	36,000
							Barnes & Noble Superstores,	29,974
							Inc. (2012/2022)
							PetsMart, Inc. (2011/2031)	26,040
							Office Max (2011/2026)	23,484
							Gap’s Old Navy Store	14,000
							(2007/2012)

Los Altos MarketCenter Long Beach, CA	1996	Prudential (3)	11.50%	182,000	100%	100%	Sears (20)	N/A		$32,822	$0	N/A
				(157,000 square feet and 17 acres			Borders, Inc. (2017/2037)	30,000		$26,593
				owned by CP Venture			Bristol Farms (3) (2012/2032)	28,200
				Two LLC)			CompUSA, Inc. (2011/2021)	25,620
							Sav-on Drugs (3) (2016/2036)	16,914

Mansell Crossing Phase II Suburban Atlanta, GA	1996	Prudential (3)	11.50%	103,000 13 Acres	100%	100%	Bed, Bath & Beyond (2012/2027)	40,787		$12,639	$0	N/A
							Ross Stores Inc. (2014/2034) Rooms To Go (2016/2036)	32,144 21,000		$10,031
Stand Alone Retail Sites Adjacent to Company’s Office and Retail Projects

North Point Suburban Atlanta, GA	1993	N/A	100%	23 Acres	100%	100%	N/A	N/A		$3,509	$0	N/A
										$3,210

(1)	Cost as shown in the accompanying table includes deferred leasing costs and other related assets.
(2)	Approximately 0.18 acres of the total four acres of land at Inforum are under a ground lease expiring 2068.
(3)	Actual tenant or venture partner is an affiliate of the entity shown.
(4)	Approximately 0.36 acres of the total acreage at Frost Bank Tower are under a ground lease expiring in 2074.
(5)	Includes acreage and cost of land available for future development. See “Land Held for Investment or Future Development.”
(6)	This project is owned in a joint venture where the partner or an additional third party may receive a share of the results of the operations or sales proceeds.
(7)	The Company developed 100 and 200 North Point Center East in the years shown. The Company sold these properties to CP Venture Two LLC in 1998 and repurchased them in 2003.
(8)	100 North Point Center East and 200 North Point Center East were financed together as one non-recourse mortgage note payable.
(9)	333 North Point Center East and 555 North Point Center East are financed together as one recourse mortgage note payable.

(10)	The 3100 Windy Hill Road building was sold in 1983 to a third party, subject to a leasehold mortgage note with the Company and a ground lease of the underlying land. In 1997, it was determined that the Company received all the economic rights and rewards of ownership of the property, and 3100 Windy Hill Road has been accounted for as a consolidated property since that time. See “Additional Information Related to Operating Properties” following this table.
(11)	With respect to the debt related to Bank of America Plaza, see Note 3 of Notes to Consolidated Financial Statements for more information.
(12)	Hunton & Williams has the right to terminate its lease at Bank of America Plaza in 2007, upon 36 months notice and payment of a termination fee.
(13)	Paul Hastings has a cancellation right on 12,812 square feet and 20,574 square feet of the lease with Bank of America Plaza in 2005 and 2006, respectively.
(14)	Mirant Corporation filed for bankruptcy protection in 2003. In January 2004, the Mirant Corporation lease was renegotiated to reduce the amount of its leased space, the term of the lease, and the rental rate. See Note 4 of Notes to Consolidated Financial Statements for additional information.
(15)	At Meridian Mark Plaza, 8,718 square feet of the Northside Hospital lease expires in 2008; 7,521 square feet of the Scottish Rite Hospital lease expires in 2009.
(16)	Project was under construction and/or in lease-up as of December 31, 2004. In certain situations, lease expiration dates are based upon estimated commencement dates and square footage is estimated.
(17)	Emory Crawford Long Medical Office Tower was developed on top of a building within the Crawford Long Hospital campus. The Company received a fee simple interest in the air rights above this building in order to develop the medical office tower.
(18)	Presbyterian Medical Plaza at University is located on 1 acre, which is subject to a ground lease expiring in 2057.
(19)	Novant Health, Inc. has the option to renew 23,359 square feet of this lease of Presbyterian Medical Plaza at University through 2027, with the option to renew the balance through 2022.
(20)	This anchor tenant owns its own space and land.
(21)	This tenant will build and own its own store and pay the Company under a ground lease.
(22)	The Avenue Viera became partially operational in November 2004. The economic occupancy does not include a full year of operations.
(23)	An expansion of 13,000 square feet is currently under construction and in lease up at The Avenue Peachtree City. The expansion space is included in rentable square feet for the property, but excluded from the percentage leased and average 2004 economic occupancy calculation.
(24)	Approximately 1.5 acres of the total acreage at The Avenue Peachtree City is under a ground lease expiring in 2024.
(25)	North Point MarketCenter includes approximately 3 outparcels which are ground leased to freestanding users.

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

     Effective January 1, 1997, the IBM lease was extended eight years beyond its previous expiration, to November 30, 2006. Based on the economics of the lease, the Company will receive substantially all of the economic risks and rewards from the property through the term of the IBM lease. In addition, the Company will receive substantially all of the future economic risks and rewards from the property beyond the IBM lease because of the short term remaining on the land lease and the mortgage note balance that would have to be paid off, with interest, in that period before the limited partnership would receive any significant benefit. Therefore, effective January 1, 1997, the balance of the mortgage note and land was reclassified to Operating Properties, and revenues and expenses (including depreciation) from that point forward have been recorded as if the building were owned by the Company.

Residential Lots Under Development

     As of December 31, 2004, CREC, Temco Associates and CL Realty, L.L.C. owned the following parcels of land which are being developed into residential communities. Information in the table represents total amounts for the development as a whole, not the Company’s share ($ in thousands):

		Estimated
		Total Lots
	Initial	to be
	Year	Developed	Lots	Remaining	Carrying	Debt
Description	Acquired	(1)	Sold to Date	Lots	Value	Balance
CREC
The Lakes at Cedar Grove Fulton County Suburban Atlanta, GA	2001	906	473	433	$11,364	$—
Longleaf at Callaway (2) Harris County Pine Mountain, GA	2002	138	60	78	3,348	1,107
River’s Call East Cobb County Suburban Atlanta, GA	1971-1989	107	52	55	5,148	—

Total CREC		1,151	585	566	$19,860	$1,107

Temco Associates (3)
Bentwater Paulding County Suburban Atlanta, GA	1998	1,650	1,395	255	$4,908	$—
The Georgian (75% owned) Paulding County Suburban Atlanta, GA	2003	1,386	142	1,244	16,186	3,395

(Table Continued)

		Estimated
		Total Lots
	Initial	to be
	Year	Developed	Lots	Remaining	Carrying	Debt
Description	Acquired	(1)	Sold to Date	Lots	Value	Balance
Happy Valley (50% owned) Paulding County Suburban Atlanta, GA	2004	399	0	399	2,864	—
Paul Harris Estates Paulding County Suburban Atlanta, GA	2004	27	7	20	1,151	—
Seven Hills at Bentwater Paulding County Suburban Atlanta, GA	2003	996	150	846	14,121	—

Total Temco Associates		4,458	1,694	2,764	$39,230	$3,395

CL Realty, L.L.C. (3)
Bar C Ranch Tarrant County Forth Worth, TX	2004	1,180	0	1,180	$5,261	$581
Creekside Oaks Manatee County Bradenton, FL	2003	305	40	265	3,397	—
Gardinier Estates Hillsborough County Tampa, FL	2004	86	0	86	3,674	—
Hidden Lakes Tarrant County Dallas, TX	2003	89	70	19	1,191	—
Long Meadow Farms (37.5% owned) Fort Bend County Houston, TX	2003	2,710	110	2,600	23,042	4,169
Manatee River Plantation Manatee County Tampa, FL	2003	460	88	372	5,828	—
McKinney Village Park (60% owned) Collin County McKinney, TX	2003	587	120	467	10,664	5,587
Stillwater Canyon Dallas County DeSota, TX	2003	336	85	251	3,647	—
Stonebridge (10% owned) Coweta County Newnan, GA	2003	619	173	446	7,950	4,741
Summer Creek Ranch Tarrant County Fort Worth, TX	2003	2,445	477	1,968	23,162	—
Summer Lakes Fort Bend County Rosenberg, TX	2003	1,160	—	1,160	5,746	—

Total CL Realty, L.L.C.		9,977	1,163	8,814	$93,562	$15,078

(1)	This estimate represents the total projected development capacity for a development on both owned land and land expected to be purchased for future development. The numbers shown include lots currently developed or to be developed over time, based on management’s current estimates, and lots sold to date from inception of development.

(2)	Longleaf at Callaway lots are sold to Pine Mountain Builders, LLC, in which CREC is a joint venture partner. As a result of this relationship, the Company recognizes profits when houses are built and sold, rather than at the time lots are sold, as is the case with the Company’s other residential developments. As of December 31, 2004, 27 houses had been sold. See Note 4 of Notes to Consolidated Financial Statements for more information on Pine Mountain Builders, LLC.

(3)	CREC owns 50% of Temco Associates and CL Realty, L.L.C. (“CL Realty”). See Note 4 of Notes to Consolidated Financial Statements for a description of Temco Associates and CL Realty.

Land Held for Investment or Future Development

     As of December 31, 2004, the Company owned or controlled the following significant land holdings either directly or indirectly through venture arrangements. The Company evaluates its land holdings on a regular basis and may convert these land holdings to income-producing assets or may sell portions of the land holdings if opportunities arise at favorable prices before development is feasible. Information in the table represents total amounts for the developable land area as a whole, not the Company’s share. See Note 4 of Notes to Consolidated Financial Statements for further information related to investments in unconsolidated joint ventures.

		Developable		Company’s	Adjusted
		Land Area	Joint Venture	Ownership	Cost
Description, Location and Zoned Use	Year Acquired	(1)	Partner	Interest	($ in thousands)
Wildwood Land Suburban Atlanta, Georgia Office and Commercial	1971-1989	62	N/A	100%	$2,914
Office and Commercial	1971-1982	32	IBM	50%	$7,826	(2)

North Point Land (Georgia Highway 400 & Haynes Bridge Road) (3) Suburban Atlanta, Georgia Office and Commercial	1970-1985	112	N/A	100%	$4,483

50 Biscayne Boulevard Miami, FL Mixed Use	2004	1	N/A	100%	$13,388

Salem Road Station Suburban Atlanta, Georgia Retail Outparcel	2000	2	N/A	100%	$286

The Avenue West Cobb Suburban Atlanta, GA Commercial	2003	8	N/A	100%	$2,216

The Avenue Viera Viera, FL Retail Outparcels	2004	3	N/A	100%	$682

Hanover Square Richmond, VA Retail Outparcels	2004	5	N/A	100%	$2,224

Austin Research Park Austin, TX			CommonWealth Pacific
Commercial	2000	6	LLC and CalPERS	50%	$3,162

505 & 511 Peachtree Street Atlanta, GA Mixed Use	2004	1	N/A	100%	$3,370

Handy Road Associates, LLC Suburban Atlanta, GA			Handy Road
Agricultural (4)	2004	1,187	Managers, LLC	50%	$5,403	(5)

Temco Associates (Paulding County) Suburban Atlanta, Georgia			Temple-Inland
Residential and Commercial	1991	(6)	Inc. (7)	50%	$710

(1)	Rounded to nearest acre, based upon management’s current estimates.

(2)	For the portion of the Wildwood Office Park land owned by a joint venture, the cost shown is what the cost would be if the venture’s land cost were adjusted downward to the Company’s lower basis in the land it contributed to the venture. The adjusted cost excludes building predevelopment costs, net, of $1,006,000.

(3)	The North Point property is located both east and west of Georgia Highway 400. The land located east of Georgia Highway 400 is near North Point Mall, a 1.3 million square foot regional mall on a 100-acre site, which the Company sold in 1988. Development had been mainly concentrated on the land located east of Georgia Highway 400, until July 1998 when the Company commenced construction of the first building, AtheroGenics, on the west side. The land on the west side has been rezoned to mixed use to include residential as well as office and commercial. The Company sold approximately 70 and 42 acres of land on the west side in the years ended December 31, 2004 and 2003, respectively. The Company also transferred approximately 5 acres of land to Projects Under Construction during the year ended December 31, 2004.

(4)	Current zoning allows large lot residential development.

(5)	The land is subject to a note payable of $3,176,000 that is guaranteed by the Company’s partner.

(6)	Temco Associates has an option through March 2006, with no carrying costs, to acquire the fee simple interest in approximately 6,500 acres in Paulding County, Georgia (northwest of Atlanta, Georgia). The partnership also has an option to acquire interests in a timber rights only lease covering approximately 22,000 acres. This option also expires in March 2006, with the underlying lease expiring in 2025. The options may be exercised in whole or in part over the option period, and the option price of the fee simple land was $1,243 per acre at January 1, 2005, escalating at 6% on January 1 of each succeeding year during the term of the option. The following is a detail of acreage activity:

	2004	2003	2002
Acres purchased and simultaneously sold	161	97	607
Acres purchased and held under option for third parties	—	—	78
Acres held under option subsequently sold	149	10	—
Acres purchased by Temco for residential development	472	21	910
Acres purchased for sale or future development	—	149	—

Total option acres exercised	782	277	1,595

(7)	Joint venture partner is an affiliate of the entity shown.

     In addition, the Company owned, directly or indirectly, the following land parcels located adjacent to operating properties discussed above. The basis of each of these building pads is included in the basis of the operating properties in the Company’s consolidated financial statements or the applicable joint venture’s financial statements. The square footage of potential office buildings which could be built on the land is as follows:

Potential Office Building
Square Footage
Ten Peachtree Place (1)	400,000
One Georgia Center	300,000
The Points at Waterview	60,000

(1)	Owned by Ten Peachtree Place Associates

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

Item 4. Submission of Matters to a Vote of Security Holders

     No matter was submitted for a vote of the security holders during the fourth quarter of the Registrant’s fiscal year ended December 31, 2004.

Item X. Executive Officers of the Registrant

     The Executive Officers of the Registrant as of the date hereof are as follows:

Name	Age	Office Held
Thomas G. Cousins	73	Chairman of the Board of Directors
Thomas D. Bell, Jr.	55	President, Chief Executive Officer and Vice Chairman of the Board of Directors
Daniel M. DuPree	58	Vice Chairman of the Company
R. Dary Stone	51	Vice Chairman of the Company
Tom G. Charlesworth	55	Executive Vice President and Chief Investment Officer
James A. Fleming	46	Executive Vice President and Chief Financial Officer
Craig B. Jones	54	Executive Vice President and Chief Administrative Officer
John D. Harris, Jr.	45	Senior Vice President and Chief Accounting Officer
Robert M. Jackson	37	Senior Vice President, General Counsel and Corporate Secretary
John S. McColl	42	Senior Vice President - Office Division
Joel T. Murphy	46	Senior Vice President and President of the Retail Division
Forrest W. Robinson	53	Senior Vice President and President of the Industrial Division
Bruce E. Smith	57	Senior Vice President and President of the Land Division

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

     Mr. Bell has served as the President and Chief Executive Officer of the Company since January 2002. He is also Vice Chairman of the Board and Chairman of the Executive Committee, having served in these capacities since June 2000. He was a Special Limited Partner with Forstmann Little & Co. from January 2001 until January 2002. He was Worldwide Chairman and Chief Executive Officer of Young & Rubicam, Inc. from January 2000 to November 2000; President and Chief Operating Officer of Young & Rubicam, Inc. from August 1999 to December 1999; and Chairman and Chief Executive Officer of Young & Rubicam Advertising from September 1998 to August 1999. Mr. Bell is also a director of Lincoln National Corporation, Regal Entertainment Group, AGL Resources, Inc., Georgia-Pacific Corporation and the United States Chamber of Commerce.

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

     Mr. Stone joined the Company in June 1999 as President of Cousins Stone LP, a venture in which the Company purchased a 50% interest in June 1999. In July 2000, the Company purchased an additional 25% interest in Cousins Stone LP and in February 2001, the Company purchased the remaining 25% interest. The name Cousins Stone LP was changed to Cousins Properties Services LP in August 2001. Mr. Stone was President and Chief Operating Officer of the Company from February 2001 to January 2002 and was a Director of the Company from 2001 to 2003. Effective January 2002, he relinquished the positions of President and Chief Operating Officer and assumed the position of President – Texas. In February 2003, he became Vice Chairman of the Company.

     Mr. Charlesworth joined the Company in October 1992 and became Senior Vice President, Secretary and General Counsel in November 1992 and Executive Vice President and Chief Investment Officer in January 2001. He became Chief Financial Officer in February 2003. He resigned as Chief Financial Officer in August 2004 and continues to serve as Executive Vice President and Chief Investment Officer on a part-time basis.

     Mr. Fleming joined the Company in July 2001 as Senior Vice President, General Counsel and Secretary. He became Executive Vice President and Chief Financial Officer in August 2004. He was a partner in the Atlanta law firm of Fleming & Ray from October 1994 until July 2001. Prior to that he was a partner at Long Aldridge & Norman, where he served as Managing Partner from 1991 through 1993.

     Mr. Jones joined the Company in October 1992 and became Senior Vice President in November 1995 and President of the Office Division in September 1998. He became Executive Vice President and Chief Administrative Officer in August 2004.

     Mr. Harris joined the Company in February 2005 as Senior Vice President and Chief Accounting Officer. From 2000 to 2003, Mr. Harris served as Senior Vice President, Chief Financial Officer, Secretary, and Treasurer for JDN Realty Corporation, a real estate investment trust specializing in the development and management of retail properties. Beginning in 2004, Mr. Harris was the Vice President and Corporate Controller for Wells Real Estate Funds, Inc., a real estate investment company, specializing in the acquisition and management of office properties. Mr. Harris is a certified public accountant.

     Mr. Jackson joined the Company in December 2004 as Senior Vice President, General Counsel and Corporate Secretary. From February 1996 to December 2004, he was an associate and then a partner with the Atlanta-based law firm of Troutman Sanders LLP.

     Mr. McColl joined the Company in April 1996 as Vice President of the Office Division. He was promoted in May 1997 to Senior Vice President.

     Mr. Murphy joined the Company in October 1992 and became Senior Vice President of the Company and President of the Retail Division in November 1995. From 1990 until joining the Company, he was Senior Vice President of New Market Companies, Inc. and affiliates.

     Mr. Robinson joined the Company in May 2004 as Senior Vice President and President of the Industrial Division. Prior to joining the Company, he was Senior Vice President and President of Codina Group from March 2001 to April 2004. From 1999 to 2001, he was Senior Vice President of Duke Realty Company.

     Mr. Smith joined the Company in May 1993 as Senior Vice President and President of the Land Division. From 1983 until joining the Company, he held several positions with Arvida Company, including President of the Atlanta Division and President of the Texas Division.

PART II

Item 5. Market for Registrant’s Common Stock and Related Stockholder Matters

     The high and low sales prices for the Company’s common stock and cash dividends declared per common share were as follows:

	2004 Quarters				2003 Quarters
	First	Second	Third	Fourth	First	Second	Third	Fourth
High	$32.86	$33.40	$36.40	$39.67	$26.30	$28.40	$30.19	$31.11
Low	28.99	26.61	31.34	30.27	22.95	25.85	27.15	27.68
Dividends Declared:
Regular	.37	.37	.37	.37	.37	.37	.37	.37
Special	—	—	—	7.15	—	—	2.07	—
Payment Date:
Regular	2/23/04	5/28/04	8/25/04	12/22/04	2/24/03	5/30/03	8/25/03	12/22/03
Special	—	—	—	11/18/04	—	—	9/22/03	—

     The Company’s common stock trades on the New York Stock Exchange (ticker symbol CUZ). At February 28, 2005, there were 1,231 common stockholders of record.

     The following table contains information about purchases of the Company’s equity securities during the fourth quarter of 2004:

Total Number of
	Total Number		Shares Purchased as
	of Shares	Average Price	Part of Publicly
	Purchased (1)	Paid Per Share	Announced Plan (2)
October 1-31	—	$—	—
November 1-30	—	—	—
December 1-31	8,754	31.23	—

Total	8,754	$31.23	—

(1)	The purchases of equity securities that occurred during the fourth quarter of 2004 related to shares remitted by employees as payment for income taxes due in conjunction with restricted stock grants.

(2)	On April 15, 2004, the Board of Directors of the Company authorized a stock repurchase plan, which expires April 15, 2006, of up to 5,000,000 shares of the Company’s common stock. No purchases under this plan were made in the fourth quarter of 2004.

Item 6. Selected Financial Data

     The following selected financial data sets forth consolidated financial and operating information on a historical basis. This data has been derived from the Company’s consolidated financial statements, and should be read in conjunction with the consolidated financial statements and notes thereto included in “Item 8, Financial Statements and Supplementary Data.”

	FOR THE YEARS ENDED DECEMBER 31,
	($ in thousands, except per share amounts)
	2004	2003	2002	2001	2000
Rental property revenues	$101,102	$101,389	$97,290	$94,281	$76,340
Development, management, leasing and other fees	16,477	18,380	18,235	19,489	10,700
Residential lot and outparcel sales	16,700	12,945	9,126	6,682	13,951
Interest and other	2,528	3,940	4,393	6,061	5,995

Total revenues	136,807	136,654	129,044	126,513	106,986

Rental property operating expenses	33,814	32,674	30,613	30,505	23,744
Depreciation and amortization	37,231	39,477	36,302	32,790	24,181
Residential lot and outparcel cost of sales	12,007	10,022	7,309	5,910	11,684
Interest expense	14,623	22,576	27,041	17,852	7,680
Loss on debt extinguishment	—	—	3,501	—	—
General, administrative and other expenses	37,067	33,664	31,521	29,614	22,537

Total expense	134,742	138,413	136,287	116,671	89,826
(Provision) benefit for income taxes from operations	(2,744)	(2,596)	(1,526)	691	1,145
Income from unconsolidated joint ventures	204,493	24,619	26,670	22,897	19,452
Gain on sale of investment properties, net of applicable income tax provision	118,056	100,558	6,254	23,496	11,937

Income from continuing operations	321,870	120,822	24,155	56,926	49,694
Discontinued operations	85,914	121,339	23,717	13,889	12,915
Cumulative effect of change in accounting principle	—	—	—	—	(566)
Preferred dividends	(8,042)	(3,358)	—	—	—

Net income available to common stockholders	$399,742	$238,803	$47,872	$70,815	$62,043

Basic net income per common share	$8.16	$4.94	$.97	$1.44	$1.28

Diluted net income per common share	$7.84	$4.83	$.96	$1.41	$1.25

Cash dividends declared per common share	$8.63	$3.55	$1.48	$1.39	$1.24

Total assets	$1,026,992	$1,140,414	$1,248,077	$1,216,629	$1,115,752
Notes payable	$302,286	$497,981	$669,792	$585,275	$485,085
Stockholders’ investment	$659,750	$578,777	$408,884	$462,673	$454,467
Common shares outstanding at year-end	50,092	48,835	48,386	49,425	49,210

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with the Selected Financial Data included in Item 6 and the Consolidated Financial Statements and Notes thereto included in this Annual Report on Form 10-K.

     General. Historically, the Company’s financial results have been significantly affected by sale transactions and the fees generated by, and start-up operations of, major real estate developments, which transactions and developments do not necessarily recur. Accordingly, the Company’s historical financial statements may not be indicative of future operating results. The notes referenced in the discussion below are the “Notes to Consolidated Financial Statements” included in this Annual Report on Form 10-K.

     2004 Highlights.

•	In conjunction with its joint venture partners, sold 19 office buildings, eight ground leases and one retail center comprising a total of 5.7 million square feet for sales prices totaling $1.3 billion. The Company’s share of the sales prices and square footage of the sold properties was $901 million and 3.7 million square feet, respectively. The sale of these assets generated gains to the Company of $345.0 million. The Company will continue to manage 13 of the sold office buildings and the eight ground leases.

•	Commenced construction of three retail projects and one medical office building in 2004. When completed, the projects are expected to add 810,000 square feet to the Company’s operating portfolio at a cost of approximately $132.0 million.

•	Commenced development of four new residential developments in joint ventures. Upon completion, these projects will contain over 1,600 lots.

•	Sold 1,688 residential lots, including 225 owned by the Company and 1,463 owned by joint ventures.

•	Opened the Frost Bank Tower office building in Austin, Texas, consisting of 529,000 square feet, and Phase I of The Avenue Viera retail center in Viera, Florida, consisting of 361,000 square feet.

•	Acquired Galleria 75 for approximately $11.4 million in February 2004.

•	Renewed and recast its unsecured revolving credit facility, increasing the size by $50 million to $325 million.

•	Completed over 1.7 million square feet of new leases and renewals, including significant leases with Troutman Sanders, General Electric, Parisian, Kohl’s and Kids II.

•	In conjunction with its joint venture partner, commenced development of an estimated 117-unit condominium project in Atlanta, Georgia.

•	Paid a special cash dividend in November 2004 to common stockholders of approximately $356 million, or $7.15 per share, as a result of taxable gains generated from sales of wholly-owned and joint venture assets, including the transactions mentioned above.

•	Closed a public offering of 4,000,000 shares of 7.50% Series B Cumulative Redeemable Preferred Stock in December 2004. The net proceeds from the offering were approximately $96.5 million and were used to pay down the Company’s unsecured credit facility and for general corporate purposes, including funding ongoing development activities.

     Overview of 2004 Performance and Company and Industry Trends. At the beginning of 2004, because of the strong sales market for well-leased, high quality assets, the Company decided to sell certain assets in its office portfolio in an attempt to capture some of the value it had created. By early November, the Company and its joint ventures had sold approximately $1.3 billion of office assets, of which the Company’s share was approximately $901 million. In November, it paid $356 million in a special dividend of $7.15 per share, bringing the Company’s total special dividends for the past two years to $9.22 per share. Harvesting value at the right time, reinvesting in new development opportunities and returning value to shareholders is a central part of the Company’s strategy.

     The strength of the office sales market in 2004 was contrasted with the lackluster office leasing market. An oversupply of space and slow job growth continued to depress office market fundamentals, leading to higher than normal vacancies, high tenant concessions and roll-downs in rental rates. However, management now anticipates modest, but steady, improvements in the Company’s key office markets over the next couple of years. Retail and residential demand, on the other hand, have continued to be strong in 2004. Retail’s strength has come largely from the consumer side of the economy, while residential demand has been driven by a favorable interest rate environment and demographic trends.

     One of the Company’s key strategies for many years has been to recycle capital from mature, stable properties, where management believes the Company has maximized its value creation, into new projects that offer better opportunities to create value. This recycling helps avoid the need for additional equity funding for new development, and management believes that over time it should allow the Company to generate higher returns to stockholders. The Company has executed this strategy in the past through financings, joint ventures and sales. This year, due to the strength in the real estate investment sales market, the Company decided to sell a number of high quality assets in its office portfolio. Management believes that the Company received attractive pricing on its 2004 asset sales, despite the current difficulties in the office leasing markets, and even though many of these properties were encumbered by debt with interest rates above today’s market levels.

     After giving careful thought to future capital needs, the Company decided to pay an all-cash special dividend to its common stockholders from the asset sales proceeds. Management concluded the Company did not need this capital to fund future growth. In addition, the Company recognized that its ability to maximize total returns in the future depends, at least in part, on the size of its equity capital base. Limiting the size of this base, while the Company continues to pursue development projects, should allow the value creation from development to have a greater impact on the Company’s total returns.

     The long-term strategy of the Company is to produce strong stockholder returns. Other factors, such as the size of the Company, or even short-term consistency of earnings and FFO, are secondary. Since the Company often “recycles” capital from stable assets into development projects, its earnings will vary from quarter to quarter and from year to year. Management believes that the Company’s FFO will be less in 2005 than in 2004 because of the smaller asset base following the 2004 asset sales and special dividend, and the high level of development projects that are not yet producing income. But management believes FFO should grow as the Company’s development projects become operational, and total returns should be higher in the long run, due to the Company’s smaller equity base.

     Because of the capital recycling from the recent asset sales, management believes the Company’s financial condition is sound. In addition to the asset sales, the Company issued $100 million of 7.5% perpetual preferred stock in December, bringing the total outstanding preferred stock to $200 million. Management believes that the proceeds of this offering, along with availability under the Company’s $325 million credit facility, will provide liquidity to support the Company’s development plans in 2005 and 2006.

     In 2004, the Company took a number of steps designed to expand its development capacity. The land division expanded its partnership with Temple-Inland, and is experiencing a strong volume of residential lot sales as well as sales of tracts for residential and related uses. The Company also began an industrial division. The Company also added several key people to the retail division to help execute its development plans. In addition, the Company has made an effort to retain key talent in the office division.

     The Company made modest investments in the condominium market in 2004 with projects in Miami and Atlanta, both with development partners. In Miami, the Company began marketing a project in partnership with the Related Group of Florida. In Atlanta, the Company purchased land for a Midtown project that will be developed with the Gellerstedt Group.

     As a result of the Company’s efforts to expand development capacity, the Company is pursuing a large number of projects in several Sunbelt markets, including Atlanta, Austin, Dallas, Albuquerque and San Jose. However, we expect that 2005 will be a challenging year. Rising interest rates could dampen residential demand. The Company needs to make decisions about whether to lease vacant office space in today’s difficult markets or wait for possible improvement in the near term. Most of all, the Company needs to focus attention on executing its development opportunities well while managing its existing properties to its traditional standards.

     Management believes that demographic trends will support new development opportunities over the next several years, especially in its core markets such as California, Texas, Georgia and Florida. The Company intends to pursue development opportunities wherever it believes it can create quality projects that present good opportunities for value creation. These will likely include Avenue® lifestyle centers, retail power centers, residential lot developments, warehouse and distribution facilities and office buildings. In addition, the Company will continue to look for opportunities to create value with land, both by acquiring strategic tracts of land for future development and by creating value in land it intends to sell to others. The Company will also continue to explore ways to pursue urban mixed-use projects, given the strong demographic trends that will drive those types of development in many of the Company’s markets for years to come.

     Critical Accounting Policies. A critical accounting policy is one which is both important to the portrayal of a company’s financial condition and results of operations and requires significant judgment or complex estimation processes. As the Company is in the business of developing, owning and managing office, retail and industrial real estate properties and developing single-family residential communities which are parceled into lots and sold to various home builders, its critical accounting policies relate to cost capitalization, impairment of long-lived assets, depreciation and amortization, residential lot and land tract sales profit recognition and valuation of receivables.

     The Company expenses predevelopment costs incurred on a potential project until it becomes probable that the project will go forward. After a project becomes probable, all subsequently incurred predevelopment costs, as well as interest, real estate taxes and certain internal personnel and associated costs directly related to the project under development, are capitalized. If the project’s probability comes into question, a reserve may be placed on the assets. If the decision is made to abandon development of a project that had been deemed probable, all previously capitalized costs are expensed or the project is written off against the reserve, if one was established. Therefore, a change in the probability of a project could result in the expensing of significant costs incurred for predevelopment activity. Furthermore, if a project is developed, a change in the estimated time and cost of construction could adversely impact the return on the project and the amount of value created from the development of the project.

     The Company periodically evaluates its real estate assets to determine if there has been any impairment in their carrying values and records impairment losses if the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. The evaluation of real estate assets involves many subjective assumptions dependent upon future economic events that affect the ultimate value of the property. For example, future cash flows from properties are estimated using expected market rental rates, anticipated leasing results and potential sales results. A change in assumptions concerning future economic events could result in an adverse change in the value of a property and cause an impairment to be recorded. The Company has analyzed all real estate assets that had indicators of impairment and has determined that the carrying value of all real estate assets on the accompanying Consolidated Balance Sheets does not exceed undiscounted cash flows estimated to be generated by those assets. Based on this analysis, no impairment losses were required to be recorded. Unconsolidated joint ventures follow the same impairment assessment of their properties as the Company. The Company evaluates its investments in joint ventures, if indicators warrant the need for a review, utilizing a discounted cash flow calculation. If the calculation results in a lower amount than the carrying value, the Company determines whether the impairment is other than temporary and records an adjustment, if needed.

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

     In its determination of the gross profit percentages to be applied to its residential lot or land tract sales in order to calculate the profits to be recognized on these sales, the Company utilizes several estimates. Gross profit percentages are calculated based on the estimated lot sales prices and the estimated costs of the development or on the estimated total land tract sales and any estimated development or improvement costs. The Company must estimate the prices of the lots or land tracts to be sold, the costs to complete the development of the residential community or the land improvements and the time period over which the lots or land tracts will ultimately be sold. If the Company’s estimated lot or land tract sales or costs of development, or the assumptions underlying either, were to be revised or be rendered inaccurate, it could affect the gross profit percentages and overall profit recognized on these sales.

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

Results of Operations For The Three Years Ended December 31, 2004

     Rental Property Revenues. Rental property revenues increased from $97,290,000 in 2002 to $101,389,000 in 2003 and then decreased to $101,102,000 in 2004.

     2004

     Rental property revenues from the Company’s office portfolio decreased approximately $4,324,000 in 2004 compared to 2003. Rental property revenues decreased approximately $5,721,000 and $5,370,000 from the sales of 333 John Carlyle/1900 Duke Street and 101 Independence Center, respectively. These three buildings were sold in 2004 but were not reclassified to discontinued operations as the Company retained property management. Also contributing to the decrease was a decrease in rental property revenues from One Georgia Center of approximately $1,814,000, as its average economic occupancy decreased from 79% in 2003 to 48% in 2004, and a decrease from Inforum of $1,387,000, as its average economic occupancy decreased from 94% in 2003 to 88% in 2004. Partially offsetting the decrease in rental property revenues in the office portfolio was an increase in revenues of $5,350,000 from Frost Bank Tower, which became partially operational in January 2004, and an increase of $1,201,000 from Galleria 75, which was acquired in February 2004. The December 2003 acquisition of 100 and 200 North Point Center East increased rental property revenues by approximately $2,732,000 in 2004, which also partially offset the decrease in 2004.

     Rental property revenues from the Company’s retail portfolio increased approximately $4,037,000 in 2004 compared to 2003. The increase is mainly due to The Avenue West Cobb becoming partially operational in October 2003, which contributed approximately $4,302,000 to the 2004 increase.

     2003

     Rental property revenues from the Company’s office division increased approximately $1,397,000 in 2003 compared to 2002. Contributing to the increase in rental property revenues from the office division was an increase of approximately $1,035,000 from The Points at Waterview, as lease-up occurred at the property and average economic occupancy increased from 45% in 2002 to 84% in 2003. Partially offsetting the increase was a decrease in rental property revenues from 333 North Point Center East of approximately $961,000 in 2003 due to a decrease in average economic occupancy from 96% in 2002 to 60% in 2003, as certain tenants’ leases expired and were not renewed and the space had not yet been re-leased.

     Rental property revenues from the Company’s retail division increased approximately $2,702,000 in 2003 compared to 2002. The Avenue West Cobb became partially operational for financial reporting purposes in October 2003, which contributed approximately $896,000 to the increase. Rental property revenues from The Avenue of the Peninsula increased approximately $722,000 in 2003, mainly due to the recognition of termination fees and percentage rents during the year. Additionally, rental property revenues from The Avenue East Cobb increased approximately $631,000, mainly due to the recognition of termination fees during the year.

     Rental Property Operating Expenses. Rental property operating expenses increased from $30,613,000 in 2002 to $32,674,000 and $33,814,000 in 2003 and 2004, respectively. The increases in both 2003 and 2004 were due primarily to the aforementioned office buildings and retail centers being purchased or becoming partially operational for financial reporting purposes. The 2004 increase in rental property operating expenses was partially offset by the aforementioned office asset sales which were not reclassified to Discontinued Operations.

     Development Income. Development income decreased from $4,625,000 in 2002 to $2,870,000 in 2003 and then increased to $3,310,000 in 2004. Development fees from residential joint ventures increased approximately $979,000 in 2004, as the number of ventures the Company is involved with and the activity at those ventures increased in 2004. The increase in 2004 was also due to an increase of approximately $239,000 from construction management fees from tenants at Frost Bank Tower. Partially offsetting the increase was a decrease of approximately $505,000 in development fees from the Crawford Long Medical Office Tower, which was substantially completed in early 2003. Development fees also decreased approximately $432,000 in 2004 from a third party project in Texas that ended in 2003.

     Development income and tenant construction fees decreased approximately $493,000 in 2003 from the Crawford Long – CPI, LLC joint venture, as construction of the Emory Crawford Long Medical Office Tower was substantially completed in early 2003. Development fees from third party projects also decreased approximately $1,426,000 in 2003 primarily due to the wind down of three significant third party office projects and two retail projects, partially offset by an increase from a third party retail project.

     Leasing and Other Fees. Leasing and other fees increased from $4,297,000 in 2002 to $6,991,000 in 2003 and then decreased to $4,463,000 in 2004. The decrease in 2004 was mainly due to a decrease of approximately $3,303,000 in fees from sales of land that the Company’s Texas subsidiary brokers. Partially offsetting the decrease was a transaction fee of approximately $786,000 that the Company recognized in 2004 for brokering the sale of The Pinnacle and Two Live Oak Center, which were owned by Cousins LORET Venture, L.L.C.

     Leasing and other fees increased approximately $3,954,000 at the Company’s Texas subsidiary in 2003, primarily from the aforementioned increase in sales of land that the subsidiary brokered. The increase was partially offset by a decrease in leasing fees recognized from unconsolidated joint ventures of approximately $1,292,000 primarily due to two large leases signed in 2002.

     Residential Lot and Outparcel Sales and Cost of Sales. Residential lot and outparcel sales increased from $9,126,000 in 2002 to $12,945,000 and $16,700,000 in 2003 and 2004, respectively. Residential lot sales increased due to an increase in the number of lots sold, from 166 in 2002 to 214 and 225 lots in 2003 and 2004, respectively. The mix of lots sold at the residential developments also changed between years, with the sales price points being different at the various developments. Also contributing to the increase were two outparcel sales in 2004 for $1,400,000, compared to one outparcel sale in 2003 for $600,000, and one in 2002 for $547,000.

     Residential lot and outparcel cost of sales increased from $7,309,000 in 2002 to $10,022,000 and $12,007,000 in 2003 and 2004, respectively. The increases in residential lot cost of sales were partially due to the increases in lots sold during the periods and partially to fluctuations in gross profit percentages used to calculate the cost of sales for residential lot sales in certain of the residential developments. Furthermore, outparcel cost of sales were approximately $929,000, $480,000 and $353,000 in 2004, 2003 and 2002, respectively, due to the aforementioned outparcel sales.

     Interest and Other Income. Interest and other income decreased from $4,393,000 in 2002 to $3,940,000 and $2,528,000 in 2003 and 2004, respectively. Interest income decreased approximately $3,182,000 in 2004 from the August 2003 repayment of the 650 Massachusetts Avenue note receivable. The decrease was partially offset by the recognition of approximately $774,000 in interest income from the $8 million note receivable entered into with a third party in 2004. An increase in interest income of approximately $596,000 in 2004 due to investments made using proceeds from the asset sales and the preferred stock offering also partially offset the decrease. Further offsetting the decrease was an increase of approximately $332,000 from income recognized related to warrants to buy common stock of two unrelated third parties who are tenants of the Company. The Company exercised 25,000 of these warrants in 2004.

     Interest and other income decreased approximately $945,000 in 2003 compared to 2002 due to the aforementioned repayment of the 650 Massachusetts Avenue note receivable. The decrease in 2003 was partially offset by income recognized related to the previously mentioned warrants.

     General and Administrative Expenses. General and administrative expenses increased from $27,699,000 in 2002 to $29,606,000 and $33,702,000 in 2003 and 2004, respectively. The increases in 2004 and 2003 were primarily due to increases in salaries and related benefits due to increased development personnel in the Retail and Industrial Divisions and to increased costs associated with the Company’s efforts to implement Section 404 of the Sarbanes-Oxley Act of 2002. These increases were partially offset by an increase in capitalized salaries of development and leasing personnel due to a larger number of projects under development in 2004 compared to 2003 and also in 2003 compared to 2002. The 2003 increase as compared to 2002 was also due to an increase in audit and consulting costs, mainly due to the new reporting requirements related to the Sarbanes-Oxley Act of 2002.

     Depreciation and Amortization. Depreciation and amortization increased from $36,302,000 in 2002 to $39,477,000 in 2003 and then decreased to $37,231,000 in 2004. The decrease in 2004 was mainly due to the sales of 333 John Carlyle, 1900 Duke Street and 101 Independence Center. The operations of these properties were not reclassified to Discontinued Operations as the Company continues to manage these properties. The increase in 2003 as compared to 2002 was primarily due to write-offs of unamortized tenant improvements and leasing costs related to certain tenants who effected early terminations of their lease obligations.

     Interest Expense. Interest expense decreased from $27,041,000 in 2002 to $22,576,000 and $14,623,000 in 2003 and 2004, respectively. Interest expense of continuing operations before capitalization decreased from $32,975,000 in 2002 to $32,260,000 and $28,610,000 in 2003 and 2004, respectively. Interest expense decreased approximately $1,225,000 in 2004 compared to 2003 from the Company’s credit facility, due to lower amounts drawn and outstanding during 2004, primarily due to proceeds received from the aforementioned asset sales. Interest expense also decreased approximately $2,130,000 and $1,599,000 from the payoff of the 333 John Carlyle/1900 Duke Street and 101 Independence Center notes payable, respectively. Both of these properties were sold in 2004 but were not included in discontinued operations as the Company retained management of these properties. Contributing to the overall 2004 decrease in interest expense was an increase in interest capitalized to projects under development (a reduction of interest expense) of approximately $4,344,000, primarily due to more projects under development in 2004. Capitalized interest varies as the weighted average expenditures for projects under development changes. Partially offsetting the decrease in interest expense before capitalization was the assumption of the 100 and 200 North Point Center East debt in the December 2003 acquisition of those properties, which increased interest expense by approximately $1,609,000 in 2004.

     The 2003 decrease was partially due to a decrease in interest expense of $1,418,000 related to the Company’s credit facility. The credit facility was paid down in part using the proceeds of the July 2003 preferred stock offering and from a portion of the proceeds from the aforementioned property sales. The amount of interest capitalized (a reduction of interest expense), which changes parallel to the level of projects under development, increased from $5,934,000 in 2002 to $9,684,000 in 2003. Expenditures were higher in 2003 compared to 2002. The decrease in interest expense of continuing operations before capitalization in 2003 was partially offset by an increase in interest expense of $877,000 related to the refinancing of the CSC Associates, L.P. note (see Note 3).

     Income From Unconsolidated Joint Ventures. (All amounts reflect the Company’s share of joint venture income.) Income from unconsolidated joint ventures decreased from $26,670,000 in 2002 to $24,619,000 in 2003 and then increased to $204,493,000 in 2004. The 2004 increase was primarily due to the recognition of gains on sales of properties by certain joint ventures, of which the Company’s share was approximately $176,265,000.

     Income from Wildwood Associates decreased from $6,360,000 in 2002 to $4,820,000 in 2003 and then increased to $101,066,000 in 2004. The 2004 increase was due to approximately $99,360,000 in gain on sale of investment properties. Wildwood Associates sold all of its office buildings and its eight retail sites under ground leases in 2004. The 2003 decrease was due to a decrease in rental property revenues at 2300 Windy Ridge Parkway due to a decrease in average economic occupancy from 99% in 2002 to 86% in 2003. Rental property revenues also decreased in 2003 from the 3200 Windy Hill Road Building as its average economic occupancy decreased from 100% in 2002 to 94% in 2003. The decrease at the 3200 Windy Hill Road Building was partially offset by a termination fee received in 2003 from a tenant who exercised its cancellation option. Income from Wildwood Associates also decreased approximately $551,000 in 2003 due to an impairment loss which was recognized when certain land was categorized as held for sale. The ultimate sales price was comparable to the new carrying value.

     The loss from Cousins LORET Venture, L.L.C. decreased from $729,000 in 2002 to $153,000 in 2003 and then increased to income of $45,514,000 in 2004. The 2004 increase was due to a $45,340,000 gain on sale of investment properties. The venture sold The Pinnacle and Two Live Oak Center in the third quarter of 2004. The 2003 decrease in loss was due to a decrease in depreciation and amortization of approximately $884,000 in 2003 at Two Live Oak Center. The decrease in depreciation and amortization was partially offset by a decrease in rental property revenues as the average economic occupancy of Two Live Oak Center decreased from 89% in 2002 to 81% in 2003.

     Income from Temco Associates (“Temco”) increased from $1,949,000 in 2002 to $3,139,000 and $5,106,000 in 2003 and 2004, respectively. Lots sold at Temco increased from 289 in 2002 to 356 and 491 lots in 2003 and 2004, respectively. Additionally, during 2002, 2003 and 2004, approximately 607, 97 and 161 acres, respectively, of the option related to the fee simple interest were exercised and simultaneously sold. Also in 2003 and 2004, 10 and 149 acres, respectively, which had previously been exercised under the option agreement, were sold. CREC’s share of the gain on lot and tract sales was approximately $2,074,000, $3,201,000 and $5,336,000 in 2002, 2003, and 2004, respectively, which also contributed to the 2004 increase as compared to 2003.

     Income from CL Realty, L.L.C. increased from $606,000 in 2003 to $3,238,000 in 2004. The venture was formed in 2002 and lot sales commenced in 2003, with 191 lots being sold. In 2004, 972 lots were sold.

     Income from CPI/FSP I, L.P. increased from $2,119,000 in 2002 to $2,368,000 and $14,127,000 in 2003 and 2004, respectively. The 2004 increase is primarily due to a $12,353,000 gain on sale of investment properties, as the venture sold Austin Research Park – Buildings III and IV in the third quarter of 2004.

     Income from CC-JM II Associates increased from $546,000 in 2002 to $628,000 and $18,476,000 in 2003 and 2004, respectively, primarily due to the sale of the venture’s John Marshall – II building for a gain of approximately $19,212,000 in the fourth quarter of 2004.

     Income from 285 Venture, LLC (the “Venture”) decreased from $2,725,000 in 2002 to a loss of approximately $845,000 in 2003 and then increased to income of approximately $1,414,000 in 2004. In 2003, the single underlying tenant, Mirant Corporation (“Mirant”), declared bankruptcy and, in 2004, vacated approximately 41% of the 1155 Perimeter Center West office building, which the Venture owns. The Venture restructured their lease and filed a bankruptcy claim against Mirant. The claim consisted of two components—recovery for lost rents from vacated space and recovery for lost rents from the restructured lease, which reduced Mirant’s rental rates over its remaining term. The Venture sold this bankruptcy claim in 2004 and the Company’s share of proceeds from the sale totaled $4,579,000. In 2004, the Company recognized $2,942,000 as a lease termination fee which represented the portion of the claim related to the vacated space and a monthly amortization of the portion related to the restructured lease. The portion related to the restructured lease is being recognized in income over three years, the remaining term of Mirant’s restructured lease.

     Income from MC Düsseldorf Holdings, B.V. (“MCDH”) increased approximately $924,000 in 2004. The Company was a 50% partner in MCDH, which owned 60% of another venture that developed an office building in Düsseldorf, Germany. MCDH favorably settled some outstanding tax items and, as a result, the Company recognized income and a distribution in excess of the Company’s investment in MCDH.

     Income from CP Venture LLC entities decreased from $1,046,000 in 2002 to a loss of $22,000 in 2003 and then increased to income of $1,010,000 in 2004. The loss in 2003 was due to an impairment loss recognized at CP Venture Two LLC related to 100 and 200 North Point Center East. (See Note 4 for a description of the

Company’s interest in CP Venture LLC and CP Venture Two LLC.) 100 and 200 North Point Center East were held for sale in 2003, and, as a result, an impairment loss was recorded to reduce the properties to their fair value, the Company’s share of which was approximately $985,000.

     Gain on Sale of Investment Properties. Gain on sale of investment properties, net of applicable income tax provision, was $6,254,000, $100,558,000 and $118,056,000 in 2002, 2003 and 2004, respectively. The 2004 gain included the following: the May 2004 sale of the 333 John Carlyle and 1900 Duke Street office buildings ($34.5 million); the June 2004 sale of Ridenour land ($0.7 million); the July 2004 sale of the 101 Independence Center office building ($35.8 million); the sale of undeveloped land at the North Point/Westside mixed use project ($9.6 million); the recognition of deferred gain from the sale of Wildwood land associated with the property sales ($29.3 million); the sale of Company-owned land at Wildwood ($3.3 million); the sale of a ground lease adjacent to North Point MarketCenter ($1.4 million); a true-up of gains from the 1996 sale of Lawrenceville MarketCenter as certain taxes were determined not to be owed on that transaction ($0.6 million); and the recurring amortization, plus the trigger from the sale of Wachovia Tower, of deferred gain from CP Venture ($2.8 million – See Note 4).

     The 2003 gain included the following: deferred gain due to the distribution of proceeds from the Mira Mesa sale ($90.0 million - see Note 4), the September 2003 sale of 10.6 acres of Company-owned Wildwood land ($1.9 million), the December 2003 sale of North Point West Side land ($5.3 million) and the recurring amortization of deferred gain from the Prudential transaction ($3.3 million - See Note 4).

     The 2002 gain included the following: the December 2002 sale of 5.5 acres of Company-owned Wildwood land ($2.1 million) and the amortization of net deferred gain from the Prudential transaction ($4.1 million - See Note 4).

     Discontinued Operations. The Company sold AT&T Wireless Services Headquarters, Cerritos Corporate Center – Phase II, Mira Mesa MarketCenter, Presidential MarketCenter and Perimeter Expo in 2003. The Company sold Rocky Creek Properties, Northside/Alpharetta I and II, 101 Second Street, 55 Second Street and The Shops of Lake Tuscaloosa in 2004. SFAS No. 144 requires that these office buildings and retail centers that were sold or are considered held for sale be treated as discontinued operations and that the results of their operations and any gains on sales from these properties be shown as a separate component of income in the Consolidated Statements of Income for all periods presented. See Note 7 for a detail of the components of income from Discontinued Operations.

     Income from Discontinued Operations increased from $22,453,000 in 2002 to $27,880,000 in 2003 and then decreased to $3,987,000 in 2004. A termination fee of $20,000,000 was recognized in 2003 from Cable & Wireless Internet Services, Inc., which terminated its 158,000 square foot lease at 55 Second Street in January 2003. The remaining difference between the 2002, 2003 and 2004 results is the number of properties included in each year.

     Funds From Operations. The table below shows Funds From Operations Available to Common Stockholders (“FFO”) and the related reconciliation to Net Income Available to Common Stockholders for Cousins Properties Incorporated and Consolidated Entities and its unconsolidated joint ventures. Effective January 1, 2003, the Company adopted the National Association of Real Estate Investment Trusts’ (“NAREIT”) definition of FFO, which is net income available to common stockholders (computed in accordance with accounting principles generally accepted in the United States (“GAAP”), excluding extraordinary items, cumulative effect of change in accounting principle and gains or losses from sales of depreciable property, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis. FFO for prior years has been restated to conform to NAREIT’s definition of FFO. In October 2003, NAREIT revised its prior FFO implementation guidance to indicate that impairment losses are not an adjustment when calculating FFO. The Company had an impairment loss in 2003 which is not treated as an adjustment to net income in the FFO calculation below.

     Prior to 2003, the Company reported FFO based upon NAREIT’s definition with certain modifications, including the elimination of straight-line rents and reporting stock appreciation rights on a cash basis. A schedule reconciling GAAP net income with FFO reported by the Company and FFO calculated pursuant to NAREIT’s definition for 1992 through 2002 is available through the “Supplemental SEC Information” link on the Company’s Web site at www.cousinsproperties.com.

     In 2002, the Company incurred a $3,501,000 loss on early extinguishment of debt and treated it as an extraordinary item in accordance with GAAP. Extraordinary items are excluded when calculating FFO. As of January 1, 2003, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 145, which no longer characterizes such costs as extraordinary and which requires prior periods to be restated. FFO for 2002 has accordingly been restated. Adoption of SFAS No. 145 had no effect on Net Income Available to Common Stockholders.

     FFO is used by industry analysts and investors as a supplemental measure of an equity REIT’s operating performance. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, many industry investors and analysts have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. Thus, NAREIT created FFO as a supplemental measure of REIT operating performance that excludes historical cost depreciation, among other items, from GAAP net income. The Company believes the use of FFO, combined with the required primary GAAP presentations, has been fundamentally beneficial, improving the understanding of operating results of REITs among the investing public and making comparisons of REIT operating results more meaningful. Company management evaluates the operating performance of its reportable segments and of its divisions based on FFO. Additionally, the Company uses FFO and FFO per share, along with other measures, to assess performance in connection with evaluating and granting incentive compensation to its officers and employees.

	($in thousands, except per share Amounts)
	Years Ended December 31,
	2004	2003	2002
Net Income Available to Common Stockholders	$399,742	$238,803	$47,872
Depreciation and amortization:
Consolidated	37,231	39,477	36,302
Discontinued operations	5,298	14,678	18,085
Share of unconsolidated joint ventures	15,915	21,299	18,549
Depreciation of furniture, fixtures and equipment and amortization of specifically identifiable intangible assets:
Consolidated	(2,652)	(2,511)	(2,148)
Share of unconsolidated joint ventures	(35)	(34)	(9)
Gain on sale of investment properties, net of applicable income tax provision and minority interest:
Consolidated properties	(118,056)	(100,558)	(6,254)
Discontinued properties	(81,927)	(93,459)	(1,174)
Share of unconsolidated joint ventures	(176,265)	—	—
Gain on sale of undepreciated investment properties	29,627	7,270	2,143

Funds From Operations Available to Common Stockholders	$108,878	$124,965	$113,366

Weighted Average Shares	49,005	48,313	49,252

Diluted Weighted Average Shares	51,016	49,415	49,937

Liquidity and Capital Resources.

     Financial Condition. The Company’s debt was $302.3 million, or 15% of total market capitalization, at December 31, 2004, and the Company was subject to the following contractual obligations and commitments ($ in thousands):

		Less Than	1-3	4-5	After
	Total	1 Year	Years	Years	5 Years
Contractual Obligations:
Company long-term debt (Note 3):
Unsecured notes payable	$19,274	$19,148	$57	$69	$—
Mortgage debt	283,012	5,602	32,662	19,916	224,832
Operating leases (ground leases)	46,797	303	656	670	45,168
Operating leases (offices)	3,579	1,446	1,945	188	—

Total Contractual Obligations	$352,662	$26,499	$35,320	$20,843	$270,000

Commitments:
Letters of credit	$15,478	$15,478	$—	$—	$—
Performance bonds	3,683	1,334	2,349	—	—
Estimated development commitments	86,336	86,336	—	—	—
Unfunded tenant improvements	8,170	8,170	—	—	—

Total Commitments	$113,667	$111,318	$2,349	$—	$—

     At December 31, 2004, the Company had no amounts drawn on its $325 million credit facility. The amount available under this credit facility is reduced by outstanding letters of credit, which were approximately $15.5 million at December 31, 2004. This unsecured credit facility contains customary conditions precedent to borrowing, including compliance with financial covenants such as minimum interest coverage and maximum debt to market capitalization. The interest rate on this facility is equal to LIBOR plus a spread based on the ratio of total debt to total assets. As of December 31, 2004, the spread over LIBOR was 0.90%. This facility also contains customary events of default that could give rise to acceleration and include such items as failure to pay interest or principal and breaches of financial covenants such as maintenance of minimum capitalization and minimum interest coverage. Unsecured notes payable in the table above mainly represents the former Perimeter Expo mortgage note payable, which the Company retained when it sold that property.

     The Company’s mortgage debt is primarily non-recourse fixed-rate debt secured by various real estate. As of December 31, 2004, the weighted average interest rate on this debt was 7.38%. In addition, many of the Company’s non-recourse mortgages contain covenants which, if not satisfied, could result in acceleration of the maturity of the debt. The Company expects that it will either refinance the non-recourse mortgages if it owns the related property at maturity or pay off the mortgages with proceeds of other financings.

     The Company has future lease commitments under land leases aggregating approximately $46.8 million over a weighted average remaining term of 68 years. Additionally, the Company has future lease commitments for office space aggregating approximately $3.6 million over a weighted average remaining term of 2.4 years.

     As of December 31, 2004, the Company had outstanding letters of credit and performance bonds aggregating approximately $19.2 million. These instruments primarily related to guarantees of maintenance and/or performance pertaining to the Company’s development projects or additional collateral on unsecured corporate notes payable.

     The Company has development and acquisition projects in various planning stages. The Company currently intends to finance these projects and projects currently under construction discussed in Note 8, by using its existing credit facility (increasing the credit facility as required), long-term non-recourse financing on the Company’s unleveraged projects, joint ventures, project sales and other financings as market conditions warrant. As of December 31, 2004, outstanding commitments for the construction and design of consolidated real estate projects totaled approximately $94.5 million, most of which is estimated to be funded in 2005. In addition, the Company was obligated under lease agreements at its operating properties to fund remaining tenant improvement costs of approximately $8.2 million, which is estimated to be funded in 2005.

     As a member of various of the unconsolidated joint ventures described in Note 4, the Company may be required to make additional capital contributions from time to time to fund development costs, tenant improvement costs or operating deficits. The Company has not guaranteed the debt of any of its unconsolidated joint ventures, except for guarantees of “non-recourse carve-outs” of mortgages and except for 72% of the 905 Juniper Venture, LLC construction loan, as discussed in Note 4.

     In September 1996, the Company filed a shelf registration statement with the Securities and Exchange Commission (“SEC”) for the offering from time to time of up to $200 million of common stock, warrants to purchase common stock and debt securities. Approximately $68 million had previously been drawn on this shelf registration. In July 2003, the Company filed a new and amended shelf registration statement that replaced the existing shelf registration statement, which provided for the offering from time to time of up to $133 million (increasing the amount available by $1 million) of common stock, warrants to purchase common stock, debt securities and preferred stock. As described in Note 5, the Company issued $100 million of Series A preferred stock in July 2003. In November 2004, the Company filed a new and amended shelf registration statement that replaced the existing shelf registration statement, to offer the same securities as previously described, but increased the amount available to $200 million. As described in Note 5, the Company issued $100 million of Series B preferred stock in December 2004. As of December 31, 2004, approximately $100 million remained available for issuance under the new shelf registration statement.

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

     Cash Flows. Cash Flows from Operating Activities. Net cash provided by operating activities of continuing operations increased approximately $189.2 million in 2004 to a total of $245.9 million. Income from continuing operations before gain on sale of investment properties increased approximately $183.6 million, primarily due to property sales at joint ventures, as previously discussed. The effect of recognizing rental revenues on a straight-line or market basis increased by approximately $3.7 million, primarily due to the opening of Frost Bank Tower and to the amortization of above-market rents related mainly to the 2003 acquisition of 100 and 200 North Point Center East. Residential lot and outparcel acquisition and development expenditures decreased approximately $1.6 million in 2004, primarily due to consolidated residential projects nearing completion, which also contributed to the increase in net cash provided by operating activities. Partially offsetting the increase in net cash provided by operating activities were net decreases in other operating assets and liabilities of approximately $2.6 million.

     Net cash provided by operating activities of continuing operations increased from $50.6 million in 2002 to $56.7 million in 2003. In 2003, income from continuing operations before gain on sale of investment properties increased approximately $2.4 million. Additionally, depreciation and amortization increased approximately $3.2 million, primarily due to write-offs of unamortized tenant improvements and leasing costs related to certain tenants who effected early terminations of their lease obligations. Further contributing to the increase in net cash provided by operating activities was an increase in residential lot and outparcel cost of sales of approximately $3.4 million due to increased lot sales in 2003. Partially offsetting the increase in net cash provided by operating activities were decreases of approximately $3.0 million in changes in other operating assets and liabilities.

     Cash Flows from Discontinued Operations. Net cash provided by operating activities of discontinued operations was approximately $38.7 million, $41.9 million and $9.2 million in 2002, 2003, and 2004, respectively. A full year of operations for all the properties sold in 2003 and 2004 was included in the 2002 results. A termination fee of $20 million was included in 2003, which increased net cash in that year. See Note 7 for detailed information on properties included in discontinued operations.

     Cash Flows from Investing Activities. Net cash provided by investing activities increased approximately $184.2 million in 2004. The Company sold nine wholly-owned properties in 2004, which generated gains of $118.1 million and cost of sales of approximately $351.5 million. In 2003, five properties were sold for a gain of $100.6 million and cost of sales of approximately $159.3 million. Approximately $93.3 million in deferred gain was recognized in 2003, primarily from the distribution of cash proceeds from CP Venture LLC, whereas $32.1 million of deferred gain was recognized in 2004, primarily from the Wildwood asset sales and the sale of Wachovia Tower (see Note 4). The gain attributable to minority partner increased approximately $15.9 million in 2004. In 2003, approximately $2.3 million was recognized relating to the sale of Mira Mesa MarketCenter, and in 2004, approximately $18.2 million was recognized relating to the sales of 55 and 101 Second Street. Property acquisition and development expenditures increased from $98.7 million in 2003 to $174.5 million in 2004, due to an increase in projects under construction during the year and the acquisition of Galleria 75 in February 2004. Investment in unconsolidated joint ventures decreased by approximately $5.8 million, primarily due to a decrease of $4.6 million in contributions to Ten Peachtree Place Associates to pay for re-leasing costs at the Ten Peachtree office building in 2003 and to a decrease of approximately $16.3 million in contributions to CL Realty, L.L.C. The decrease in investment in unconsolidated joint ventures is partially offset by contributions in 2004 of approximately $4.9 million, $9.0 million, and $2.2 million, respectively, to 905 Juniper Venture, LLC, Verde Group LLC, and Handy Road Associates, respectively. Distributions in excess of income from unconsolidated joint ventures increased from approximately $33.9 million in 2003 to approximately $43.0 million in 2004. This increase is primarily due to distributions resulting from the sale of properties and is partially offset by a decrease in distributions of approximately $26.3 million in 2003 from Crawford Long – CPI, LLC, which obtained a mortgage note payable in 2003 and distributed the proceeds. Net cash provided by investing activities also increased due to a change in restricted cash of approximately $3.3 million, as escrowed amounts were released at certain sold properties. Partially offsetting the increase in net cash provided by investing activities was a decrease of approximately $28.0 million in collection of notes receivable, as the 650 Massachusetts Avenue note receivable was collected in 2003. Also offsetting the increase in net cash provided by investing activities was an $8.0 million note receivable entered into with a third party in 2004, which is secured by second mortgages on three office buildings in south Florida.

     Net cash used in investing activities increased from $73.0 million in 2002 to net cash provided by investing activities of $185.8 million in 2003. In 2003, net cash provided by sales activities increased $252.8 million due to the aforementioned sales of investment properties. Also contributing to the increase in net cash provided by investing activities was an increase of $25.6 million in collection of notes receivable, net of investment in, resulting from the repayment of the 650 Massachusetts Avenue note receivable. Distributions in excess of income from unconsolidated joint ventures increased approximately $24.5 million, consisting primarily of an increase in distributions of approximately $22.5 million. The increase in distributions was primarily due to distributions of $26.3 million from Crawford Long – CPI, LLC. In May 2003, Crawford Long – CPI, LLC, in which the Company is a 50% partner, obtained non-recourse financing of $55 million. The proceeds from this financing were distributed to the partners. Also contributing to the net increase in distributions was an increase of approximately $1.7 million from CSC Associates, partially offset by a decrease in distributions from Wildwood Associates of approximately $4.7 million. The increase in net cash provided by investing activities was partially offset by an increase of approximately $22.6 million in property acquisition and development expenditures as a result of increased development activity in 2003 compared to 2002. Also partially offsetting the increase in net cash used in investing activities were increases of $24.1 million in investment in unconsolidated joint ventures. Investment in CL Realty, L.L.C. increased approximately $26.2 million, which was primarily utilized to fund the Company’s portion of land acquisition costs in connection with CL Realty, L.L.C.’s new residential developments. These increases in contributions were partially offset by a decrease in contributions to Crawford Long – CPI, LLC of approximately $4.0 million, as development of the Emory Crawford Long Medical Office Tower was substantially completed in February 2002.

     Cash Flows from Financing Activities. Net cash used in financing activities increased from $278.0 million in 2003 to $548.8 million in 2004. Common dividends paid in 2004 increased approximately $257.1 million due to the payment of a larger special dividend in 2004 than in 2003. Also contributing to the increase in net cash used in financing activities was an increase of approximately $160.3 million in repayment of other notes payable mainly due to the repayment or assumption of debt related to the 2004 property sales. Preferred stock dividends also increased approximately $5.4 million due to a full year of dividends paid in 2004 on the Series A preferred stock. Distributions to minority partners increased approximately $9.2 million in 2004. A distribution was made to the minority partner in the 101 and 55 Second Street buildings in 2004 from the sale of those buildings, and a distribution was made in 2003 to the minority partner in Mira Mesa MarketCenter when that property was sold. Net amounts repaid on the credit facility in 2004 decreased approximately $159.2 million, and repurchases of common stock decreased approximately $5.5 million, both of which partially offset the increase in net cash used in financing activities.

     Net cash used in financing activities increased from $19.4 million in 2002 to $278.0 million in 2003. The increase in net cash used in financing activities in 2003 was primarily attributable to an increase of $164.5 million in net amounts paid on the credit facility and a decrease of $152.5 million in proceeds from other notes payable, due to the February 2002 refinancing of Bank of America Plaza. Also contributing to the increase in net cash used in financing activities was a $98.9 million increase in common dividends paid, primarily due to a special dividend of $2.07 per common share paid in September 2003. Preferred dividends paid also increased $2.4 million due to the preferred stock offering in July 2003 (see Note 5). An increase of $9.7 million due to the aforementioned distribution to the minority partner from the 2003 Mira Mesa sale also contributed to the increase in net cash used in financing activities. Partially offsetting the increase in net cash used in financing activities was the receipt of $96.3 million of net proceeds from the aforementioned July 2003 preferred stock offering. A decrease of approximately $34.9 million in common stock repurchases, net of common stock sold, and a decrease of $38.3 million in repayment of other notes payable due to the aforementioned refinancing of Bank of America also partially offset the increase in net cash used in financing activities.

     Effects of Inflation. The Company attempts to minimize the effects of inflation on income from operating properties by using rents tied to tenants’ sales, periodic fixed-rent increases or increases based on the Consumer Price Index, and/or pass-through of certain operating expenses of properties to tenants.

     Other Matters. The events of September 11, 2001 adversely affected the pricing and availability of property insurance. In particular, premiums increased and terrorism insurance coverage became harder to obtain. The availability of coverage has improved and, at this time, the Company and its unconsolidated joint ventures are adequately insured on all of their assets. While the Company’s cost of property insurance coverage has increased, management believes the costs are currently reasonable and should not have a material impact on the Company’s financial condition or results of operations in 2005. There can be no assurance that this situation will continue beyond 2005.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

     The Company is exposed to the impact of interest rate changes through its variable rate credit facility. No amounts were drawn on this facility as of December 31, 2004. The Company does not enter into contracts for trading purposes and does not use leveraged instruments.

     The following table summarizes the Company’s market risk associated with notes payable and notes receivable as of December 31, 2004. The information presented below should be read in conjunction with Notes 2 and 3 of the consolidated financial statements included in this Annual Report on Form 10-K. The table presents scheduled principal repayments and related weighted average interest rates by expected year of maturity.

Expected Year of Maturity
								Fair
($in thousands)	2005	2006	2007	2008	2009	Thereafter	Total	Value

Notes Payable:
Fixed Rate	$24,750	$5,585	$27,134	$14,180	$5,805	$224,832	$302,286	$324,569
Average Interest Rate	7.73%	7.24%	7.74%	6.96%	7.26%	7.34%	7.38%	—
Notes Receivable:
Fixed Rate	$2,045	$8,256	$—	$—	$—	$—	$10,301	$11,022
Average Interest Rate	3.00%	16.66%	—	—	—	—	13.92%	—

Item 8. Financial Statements and Supplementary Data

     The Consolidated Financial Statements, Notes to Consolidated Financial Statements and Reports of Independent Registered Public Accounting Firm are incorporated herein on pages F-1 through F-33.

     The following Selected Quarterly Financial Information for the years ended December 31, 2004 and 2003 should be read in conjunction with the Consolidated Financial Statements and notes thereto included herein ($ in thousands, except per share amounts):

	Quarters
	First	Second	Third	Fourth
2004:
Revenues	$36,315	$34,826	$32,229	$33,437
Income from unconsolidated joint ventures	9,056	9,196	106,676	79,565
Gain on sale of investment properties, net of applicable income tax provision	2,066	36,500	50,082	29,408
Income from continuing operations	11,376	46,114	157,358	107,022
Discontinued operations	1,404	1,530	69,318	13,662
Net income available to common stockholders	10,842	45,707	224,739	118,454
Basic income from continuing operations per common share	.19	.91	3.17	2.11
Basic net income per common share	.22	.94	4.58	2.39
Diluted income from continuing operations per common share	.19	.88	3.05	2.03
Diluted net income per common share	.22	.91	4.41	2.29

2003:
Revenues	$34,376	$33,434	$32,177	$36,667
Income from unconsolidated joint ventures	6,497	7,663	6,932	3,527
Gain on sale of investment properties, net of applicable income tax provision	1,003	90,956	2,178	6,421
Income from continuing operations	5,022	96,315	9,379	10,106
Discontinued operations	22,572	47,185	51,232	350
Net income available to common stockholders	27,594	143,500	59,190	8,519
Basic income from continuing operations per common share	.10	2.00	.16	.17
Basic net income per common share	.57	2.97	1.22	.18
Diluted income from continuing operations per common share	.10	1.96	.16	.16
Diluted net income per common share	.57	2.92	1.19	.17

Note: The above per share quarterly information may not sum to full year per share numbers due to rounding.

     Certain components of quarterly net income disclosed above differ from those as reported on the Company’s respective quarterly Forms 10-Q. As discussed in Notes 1 and 8 of the Company’s Annual Report on Form 10-K included herewith, gains and losses from the disposition of certain real estate assets and the related historical operating results were reclassified as Discontinued Operations for all periods presented.

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

     As a result of management’s assessment of internal controls as prescribed by Section 404 of the Sarbanes-Oxley Act of 2002, management made several changes to its system of internal controls and to its disclosure controls and procedures during the fourth quarter of 2004. These changes included the addition of procedures to improve controls over the preparation of the statements of cash flows.

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

Report of Management on Internal Control Over Financial Reporting

     Management of Cousins Properties Incorporated is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the acquisition and disposition of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that our receipts and expenditures are being made only in accordance with authorizations of our management; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

     Because of inherent limitations, our internal controls over financial reporting provide reasonable, not absolute, assurance that the financial statements and footnotes thereto are free of material error. In addition, no internal control structure can provide absolute assurance that all instances of fraud have been detected. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies and procedures may deteriorate.

     Management, under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2004. The framework on which the assessment was based is described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, we concluded that we maintained effective internal control over financial reporting as of December 31, 2004.

     Management’s assessment of the effectiveness of our internal control over financial reporting has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing on page F-3 of this Annual Report on Form 10-K.

Item 9B. Other Information.

     None.

PART III

Item 10. Directors and Executive Officers of the Registrant

     The information required by Items 401 and 405 of Regulation S-K is presented in Item X in Part I above and is included under the captions “Election of Directors” and “Section 16(A) Beneficial Ownership Reporting Compliance” in the Proxy Statement relating to the 2005 Annual Meeting of the Registrant’s Stockholders, and is incorporated herein by reference. The Company adopted a Code of Business Conduct and Ethics (the “Code”) applicable to its Board of Directors and all of its employees. The Code is publicly available on the “Investor Relations” page of its Web site at www.cousinsproperties.com. Section 1 of the Code applies to the Company’s senior executive and financial officers and is a “code of ethics” as defined by applicable SEC rules and regulations. If the Company makes any amendments to the Code other than technical, administrative or other non-substantive amendments, or grants any waivers, including implicit waivers, from a provision of the Code to the Company’s senior executive or financial officers, the Company will disclose on its Web site the nature of the amendment or waiver, its effective date and to whom it applies.

Item 11. Executive Compensation

     The information under the captions “Executive Compensation” (other than the Committee Report on Compensation) and “Compensation of Directors” in the Proxy Statement relating to the 2005 Annual Meeting of the Registrant’s Stockholders is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The information under the captions “Beneficial Ownership of Common Stock” and “Equity Compensation Plan Information” in the Proxy Statement relating to the 2005 Annual Meeting of the Registrant’s Stockholders is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

     The information under the caption “Certain Transactions” in the Proxy Statement relating to the 2005 Annual Meeting of the Registrant’s Stockholders is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

     The information under the caption “Summary of Fees to Independent Registered Public Accountants for Fiscal 2004 and 2003” in the Proxy Statement relating to the 2005 Annual Meeting of the Registrant’s Stockholders is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	1.	Financial Statements

		A.	The following Consolidated Financial Statements of the Registrant, together with the applicable Reports of Independent Registered Public Accounting Firm, are filed as a part of this report:

2.	Financial Statement Schedules

The following financial statement schedule is filed as a part of this report.

Page Numbers
A.	Schedule III- Real Estate and Accumulated
	Depreciation - December 31, 2004	S-1 through S-5

NOTE: Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

(b).      Exhibits

3	(a)(i)*	Restated and Amended Articles of Incorporation of Registrant, as amended December 15, 2004.

3	(b)	By-laws of Registrant, as amended April 29, 1993, filed as Exhibit 3.2 in the Registrant’s Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference.

4	(a)	Dividend Reinvestment Plan as restated as of March 27, 1995, filed in the Registrant’s Form S-3 dated March 27, 1995, and incorporated herein by reference.

10	(a)(i)	Cousins Properties Incorporated 1989 Stock Option Plan, as renamed the 1995 Stock Incentive Plan and approved by the Stockholders on May 6, 1996, filed as Exhibit 4.1 to the Registrant’s Form S-8 dated December 1, 2004 and incorporated herein by reference.

10	(a)(ii)	Cousins Properties Incorporated 1999 Incentive Stock Plan, as amended and restated, approved by the Stockholders on May 4, 2004, filed as Annex B to the Registrant’s Proxy Statement dated March 31, 2004, and incorporated herein by reference.

10	(b)(i)	Cousins Properties Incorporated Profit Sharing Plan, as amended and restated effective as of January 1, 2002, filed as Exhibit 10(b)(i) to the Registrant’s Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.

10	(b)(ii)	Cousins Properties Incorporated Profit Sharing Trust Agreement effective as of January 1, 1991, filed as Exhibit 10(b)(ii) to the Registrant’s Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.

10	(d)	Cousins Properties Incorporated Stock Plan for Outside Directors, as approved by the Stockholders on April 29, 1997, filed as Exhibit 10(d) to the Registrant’s Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.

10	(e)	Cousins Properties Incorporated Credit Agreement dated as of July 14, 2004, among Cousins Properties Incorporated, Banks (as defined), Bank of America, N.A., as Administrative Agent, Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager, Commerzbank AG, as Syndication Agent, PNC Bank, National Association and Wells Fargo Bank, as Documentation Agents, Eurohypo AG, as Managing Agent and Other Lenders thereto, filed as Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference.

10.1	*	Purchase and Sale Agreement between Wildwood Associates and UBS Realty Investors LLC.

11		Computation of Per Share Earnings. Data required by SFAS No. 128, “Earnings Per Share,” is provided in Note 1 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K and incorporated herein by reference.

12	*	Statement Regarding Computation of Earnings to Combined Fixed Charges and Preferred Dividends.

21	*	Subsidiaries of the Registrant.

23	*	Consent of Independent Registered Public Accounting Firm.

31.1	*	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cousins Properties Incorporated
(Registrant)

Dated: March 23, 2005	BY:	/s/ James A. Fleming

James A. Fleming
Executive Vice President and Chief Financial
Officer (Duly Authorized Officer and Principal)
Financial Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Capacity	Date
	President, Chief Executive	March 23, 2005
/s/ Thomas D. Bell, Jr.	Officer and Vice Chairman
of the Board (Principal Executive
Thomas D. Bell, Jr.	Officer)

	Executive Vice President and	March 23, 2005
/s/ James A. Fleming	Chief Financial Officer (Principal
Financial Officer)
James A. Fleming

	Senior Vice President and	March 23, 2005
/s/ John D. Harris, Jr.	Chief Accounting Officer (Principal
Accounting Officer)
John D. Harris, Jr.

/s/ T. G. Cousins	Chairman of the Board	March 23, 2005

T. G. Cousins

/s/ Erskine B. Bowles	Director	March 23, 2005

Erskine B. Bowles

/s/ Richard W. Courts, II	Director	March 23, 2005

Richard W. Courts, II

/s/ Lillian C. Giornelli	Director	March 23, 2005

Lillian C. Giornelli

/s/ S. Taylor Glover	Director	March 23, 2005

S. Taylor Glover

/s/ James H. Hance, Jr.	Director	March 23, 2005

James H. Hance, Jr.

/s/ Boone A. Knox	Director	March 23, 2005

Boone A. Knox

/s/ John J. Mack	Director	March 23, 2005

John J. Mack

/s/ Hugh L. McColl, Jr.	Director	March 23, 2005

Hugh L. McColl, Jr.

/s/ William Porter Payne	Director	March 23, 2005

William Porter Payne

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Cousins Properties Incorporated:

     We have audited the accompanying consolidated balance sheets of Cousins Properties Incorporated and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ investment, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cousins Properties Incorporated and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 23, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

Atlanta, Georgia
March 23, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Cousins Properties Incorporated:

     We have audited management’s assessment, included in the accompanying Report of Management on Internal Control Over Financial Reporting that Cousins Properties Incorporated and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

     A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

     Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2004 of the Company and our report dated March 23, 2005 expressed an unqualified opinion on those financial statements and financial statement schedule.

DELOITTE & TOUCHE LLP

Atlanta, Georgia
March 23, 2005

Cousins Properties Incorporated and Consolidated Entities
CONSOLIDATED BALANCE SHEETS

($in thousands, except share and per share amounts)

	December 31,
	2004	2003
ASSETS

PROPERTIES:
Operating properties, net of accumulated depreciation of $140,262 in 2004 and $162,955 in 2003	$528,551	$686,788
Land held for investment or future development	29,563	17,435
Projects under construction	97,472	152,042
Residential lots under development	19,860	22,496

Total Properties	675,446	878,761

CASH AND CASH EQUIVALENTS	89,490	13,061

RESTRICTED CASH	1,188	3,661

NOTES AND OTHER RECEIVABLES	24,957	19,847

INVESTMENT IN UNCONSOLIDATED JOINT VENTURES	199,233	185,221

OTHER ASSETS, including goodwill of $7,891 in 2004 and $15,696 in 2003	36,678	39,863

TOTAL ASSETS	$1,026,992	$1,140,414

LIABILITIES AND STOCKHOLDERS’ INVESTMENT

NOTES PAYABLE	$302,286	$497,981

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES	35,226	29,909

DEPOSITS AND DEFERRED INCOME	3,504	5,341

TOTAL LIABILITIES	341,016	533,231

MINORITY INTERESTS	20,017	19,346

DEFERRED GAIN	6,209	9,060

COMMITMENTS AND CONTINGENT LIABILITIES (Note 3)

STOCKHOLDERS’ INVESTMENT:
Preferred Stock, 20,000,000 shares authorized, $1 par value:
7.75% Series A cumulative redeemable preferred stock, $25 liquidation preference, 4,000,000 shares issued	100,000	100,000
7.50% Series B cumulative redeemable preferred stock, $25 liquidation preference, 4,000,000 and 0 shares issued	100,000	—
Common stock, $1 par value; 150,000,000 shares authorized, 52,783,791 and 51,526,647 shares issued in 2004 and 2003, respectively	52,784	51,527
Additional paid-in capital	311,943	298,542
Treasury stock at cost, 2,691,582 shares	(64,894)	(64,894)
Unearned compensation	(10,160)	(5,803)
Cumulative undistributed net income	170,077	199,405

TOTAL STOCKHOLDERS’ INVESTMENT	659,750	578,777

TOTAL LIABILITIES AND STOCKHOLDERS’ INVESTMENT	$1,026,992	$1,140,414

See notes to consolidated financial statements.

Cousins Properties Incorporated and Consolidated Entities
CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Years Ended December 31,
	2004	2003	2002
REVENUES:
Rental property revenues	$101,102	$101,389	$97,290
Development income	3,310	2,870	4,625
Management fees	8,704	8,519	9,313
Leasing and other fees	4,463	6,991	4,297
Residential lot and outparcel sales	16,700	12,945	9,126
Interest and other	2,528	3,940	4,393

	136,807	136,654	129,044

COSTS AND EXPENSES:
Rental property operating expenses	33,814	32,674	30,613
General and administrative expenses	33,702	29,606	27,699
Depreciation and amortization	37,231	39,477	36,302
Residential lot and outparcel cost of sales	12,007	10,022	7,309
Interest expense	14,623	22,576	27,041
Loss on debt extinguishment	—	—	3,501
Property taxes on undeveloped land	611	768	675
Other	2,754	3,290	3,147

	134,742	138,413	136,287

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND INCOME FROM UNCONSOLIDATED JOINT VENTURES	2,065	(1,759)	(7,243)
PROVISION FOR INCOME TAXES FROM OPERATIONS	(2,744)	(2,596)	(1,526)
INCOME FROM UNCONSOLIDATED JOINT VENTURES	204,493	24,619	26,670

INCOME FROM CONTINUING OPERATIONS BEFORE GAIN ON SALE OF INVESTMENT PROPERTIES	203,814	20,264	17,901
GAIN ON SALE OF INVESTMENT PROPERTIES, NET OF APPLICABLE INCOME TAX PROVISION	118,056	100,558	6,254

INCOME FROM CONTINUING OPERATIONS	321,870	120,822	24,155

DISCONTINUED OPERATIONS, NET OF APPLICABLE INCOME TAX PROVISION:
Income from discontinued operations	3,987	27,880	22,543
Gain on sale of investment properties, net of minority interest	81,927	93,459	1,174

	85,914	121,339	23,717

NET INCOME	407,784	242,161	47,872
PREFERRED DIVIDENDS	8,042	3,358	—

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$399,742	$238,803	$47,872

BASIC NET INCOME PER COMMON SHARE:
Income from continuing operations	$6.40	$2.43	$.49
Discontinued operations	1.76	2.51	.48

Basic net income available to common stockholders	$8.16	$4.94	$.97

DILUTED NET INCOME PER COMMON SHARE:
Income from continuing operations	$6.15	$2.38	$.48
Discontinued operations	1.69	2.45	.48

Diluted net income available to common stockholders	$7.84	$4.83	$.96

CASH DIVIDENDS DECLARED PER COMMON SHARE	$8.63	$3.55	$1.48

WEIGHTED AVERAGE SHARES	49,005	48,313	49,252

DILUTED WEIGHTED AVERAGE SHARES	51,016	49,415	49,937

See notes to consolidated financial statements.

Cousins Properties Incorporated and Consolidated Entities CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ INVESTMENT

Years Ended December 31, 2004, 2003 and 2002 ($in thousands, except share amounts)

			Additional			Cumulative
	Preferred	Common	Paid-In	Treasury	Unearned	Undistributed
	Stock	Stock	Capital	Stock	Compensation	Net Income	Total
BALANCE, December 31, 2001	$—	$50,106	$276,268	$(17,465)	$(3,580)	$157,344	$462,673

Net income, 2002	—	—	—	—	—	47,872	47,872
Common stock issued pursuant to:
Exercise of options and director stock plan	—	750	10,562	—	—	—	11,312
Stock grant and related amortization, net of forfeitures	—	(12)	(330)	—	933	—	591
Income tax benefit from stock options	—	—	1,672	—	—	—	1,672
Common dividends paid	—	—	—	—	—	(73,345)	(73,345)
Purchase of treasury stock	—	—	—	(41,891)	—	—	(41,891)

BALANCE, December 31, 2002	—	50,844	288,172	(59,356)	(2,647)	131,871	408,884

Net income, 2003	—	—	—	—	—	242,161	242,161
Preferred stock issued pursuant to 4,000,000 share Series A stock offering, net of expenses	100,000	—	(3,736)	—	—	—	96,264
Preferred dividends paid	—	—	—	—	—	(2,389)	(2,389)
Common stock issued pursuant to:
Exercise of options and director stock plan	—	558	9,292	—	—	—	9,850
Stock grant and related amortization, net of forfeitures	—	125	3,646	—	(3,156)	—	615
Income tax benefit from stock options	—	—	1,168	—	—	—	1,168
Common dividends paid	—	—	—	—	—	(172,238)	(172,238)
Purchase of treasury stock	—	—	—	(5,538)	—	—	(5,538)

BALANCE, December 31, 2003	100,000	51,527	298,542	(64,894)	(5,803)	199,405	578,777

Net income, 2004	—	—	—	—	—	407,784	407,784
Preferred stock issued pursuant to 4,000,000 share Series B stock offering, net of expenses	100,000	—	(3,529)	—	—	—	96,471
Preferred dividends paid	—	—	—	—	—	(7,750)	(7,750)
Common stock issued pursuant to:
Exercise of options and director stock plan	—	1,062	8,058	—	—	—	9,120
Stock grant and related amortization, net of forfeitures	—	195	5,876	—	(4,357)	—	1,714
Income tax benefit from stock options	—	—	2,996	—	—	—	2,996
Common dividends paid	—	—	—	—	—	(429,362)	(429,362)

BALANCE, December 31, 2004	$200,000	$52,784	$311,943	$(64,894)	$(10,160)	$170,077	$659,750

See notes to consolidated financial statements.

Cousins Properties Incorporated and Consolidated Entities CONSOLIDATED STATEMENTS OF CASH FLOWS

($in thousands)

	Years Ended December 31,
	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations before gain on sale of investment properties	$203,814	$20,264	$17,901
Adjustments to reconcile income from continuing operations before gain on sale of investment properties to net cash provided by operating activities:
Depreciation and amortization	37,231	39,477	36,302
Amortization of unearned compensation and stock appreciation right adjustments	1,714	615	273
Effect of recognizing rental revenues on a straight-line or market basis	2,868	(851)	(188)
Residential lot and outparcel cost of sales	11,393	9,148	5,715
Residential lot and outparcel acquisition and development expenditures	(9,429)	(11,064)	(12,000)
Income tax benefit from stock options	2,996	1,168	1,672
Changes in other operating assets and liabilities Change in other receivables	(2,993)	4,265	(2,642)
Change in accounts payable and accrued liabilities	(1,645)	(6,317)	3,562

Net cash provided by operating activities of continuing operations	245,949	56,705	50,595

Net cash provided by operating activities of discontinued operations	9,194	41,882	38,679

CASH FLOWS FROM INVESTING ACTIVITIES:
Gain on sale of investment properties, net of applicable income tax provision	118,056	100,558	6,254
Gain on sale of investment properties included in discontinued operations	81,927	93,459	1,174
Gain attributable to minority partner	18,172	2,292	—
Adjustments to reconcile gain on sale of investment properties to net cash provided by sales activities:
Cost of sales	351,470	159,322	6,257
Deferred income recognized	(32,148)	(93,286)	(4,104)
Property acquisition and development expenditures	(174,512)	(98,694)	(76,127)
Distributions in excess of income from unconsolidated joint ventures	43,039	33,869	9,366
Investment in unconsolidated joint ventures, including interest capitalized to equity investments	(27,754)	(33,574)	(9,485)
Investment in notes receivable	(8,256)	(3,767)	(1,308)
Collection of notes receivable	6	28,038	5
Change in other assets, net	(2,424)	(1,531)	(2,984)
Change in restricted cash	2,473	(845)	(2,012)

Net cash provided by (used in) investing activities	370,049	185,841	(72,964)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of credit facility	(435,150)	(265,448)	(246,362)
Proceeds from credit facility	435,150	106,291	251,703
Preferred stock sold, net of expenses	96,471	96,264	—
Common stock sold, net of expenses	9,120	9,850	11,312
Common stock repurchases	—	(5,538)	(41,891)
Common dividends paid	(429,362)	(172,238)	(73,345)
Preferred dividends paid	(7,750)	(2,389)	—
Proceeds from other notes payable	—	307	152,843
Repayment of other notes payable	(195,695)	(35,372)	(73,667)
Debt issuance costs	(2,628)	—	—
Distributions to minority partners	(18,919)	(9,749)	—

Net cash used in financing activities	(548,763)	(278,022)	(19,407)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	76,429	6,406	(3,097)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	13,061	6,655	9,752

CASH AND CASH EQUIVALENTS AT END OF YEAR	$89,490	$13,061	$6,655

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SIGNIFICANT ACCOUNTING POLICIES

     Consolidation and Presentation:

     The Consolidated Financial Statements include the accounts of Cousins Properties Incorporated (“Cousins”), its majority-owned partnerships and its wholly-owned subsidiary, Cousins Real Estate Corporation (“CREC”) and its subsidiaries. All of the entities included in the Consolidated Financial Statements are hereinafter referred to collectively as the “Company.”

     In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” which was revised in December 2003 (collectively known as “FIN 46”). This interpretation addresses consolidation by business enterprises of variable interest entities (“VIEs”). The Company adopted FIN 46 in 2003 to all entities created or entered into after January 31, 2003. The Company adopted FIN 46 in March 2004 for all entities formed prior to January 31, 2003. The Company concluded that it had four VIEs in which it was the primary beneficiary: Gipson/Cousins Holdings, LLC, whose purpose is to develop retail shopping centers; Cousins/Daniel, L.L.C., whose purpose is to own two operating office buildings; 50 Biscayne Venture, LLC, whose purpose is to own a parcel of land in Miami, Florida; and Cousins/Weeks, LLC, whose purpose is to develop industrial and warehouse properties. All of these entities are consolidated with the Company. The Company also concluded there were two VIEs in which the Company is not the primary beneficiary: Deerfield Towne Center, an entity which owns a retail project and in which the Company has no capital invested, nor any obligation to contribute capital, but shares in the results of operations or gains on sale; and Charlotte Gateway Village, LLC (“Gateway”). Gateway owns and operates an office building complex in Charlotte, North Carolina. The Company’s investment in Gateway was $10.6 million at December 31, 2004, which is its maximum exposure. See Note 4 for further discussion of Gateway.

     If entities in which the Company has an ownership interest are not VIEs, the Company reviews these entities using Statement of Financial Accounting Standards (“SFAS”) No. 94, “Consolidation of All Majority-Owned Subsidiaries,” and Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to determine the appropriate consolidation and presentation. A description of the Company’s investments accounted for under the equity method is included in Note 4.

     Income Taxes:

     Since 1987, Cousins has elected to be taxed as a real estate investment trust (“REIT”). As a REIT, Cousins generally is not subject to corporate federal income taxes to the extent that it distributes 100% of its taxable income (excluding the consolidated taxable income of CREC and its wholly-owned subsidiaries) to stockholders, which is Cousins’ current intention. The Company computes taxable income on a basis different from that used for financial reporting purposes (see Note 6). CREC and its wholly-owned subsidiaries file a consolidated federal income tax return.

     Depreciation and Amortization:

     Real estate assets are stated at depreciated cost. Buildings which were constructed are depreciated over 30 years. Buildings that were acquired are depreciated over 15, 25 or 30 years. See the long-lived assets and cost capitalization section for a further discussion of depreciation related to properties acquired after June 2001. Furniture, fixtures and equipment are depreciated over three to five years. Tenant improvements, leasing costs and leasehold improvements are amortized over the life of the applicable leases or the estimated useful life of the assets, whichever is shorter. Deferred expenses are amortized over the period of estimated benefit. The straight-line method is used for all depreciation and amortization.

     Long-Lived Assets and Cost Capitalization:

     Long-lived assets include property, goodwill and other assets which are held and used by an entity. The Company evaluates the carrying value of its long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” The carrying value of long-lived assets, other than goodwill, is reviewed by management for the existence of any other than temporary indicators of impairment and impairment losses, if any, on held for use assets are recognized when the expected undiscounted future operating cash flows derived from such assets are less than their carrying value. In such cases, the carrying value of the long-lived asset is reduced to its fair value. Management believes no such impairments have occurred within its consolidated entities during any of the periods presented. Additionally, an impairment loss is recognized if the fair value of a property held for sale, as defined in SFAS No. 144, net of selling costs, is less than its carrying value. The Company ceases depreciation of a property when it is categorized as held for sale. The accounting for long-lived assets is the same at the Company’s unconsolidated joint ventures, one of which recorded an impairment in 2004 on a held for sale property (see Note 4).

     The Company evaluates the carrying value of its investments in unconsolidated joint ventures in accordance with APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” The Company utilizes a discounted cash flow analysis and evaluates the results of that calculation to determine if an other-than-temporary impairment exists. The Company concluded that it did not have an impairment in any of its investments in joint ventures in either 2004 or 2003.

     The Company evaluates the carrying value of its goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” No amortization is recognized for goodwill or other intangible assets that have indefinite useful lives, and these assets are tested annually for impairment. For all periods presented, the annual tests for impairment of goodwill and other intangibles did not result in any impairment. All of the Company’s goodwill relates to the office division. Approximately $7,805,000 of goodwill was written off in 2004 related to office asset dispositions (see Note 7).

     SFAS No. 141, “Accounting for Business Combinations,” requires that the purchase price of properties acquired after June 2001 be allocated to land, building, tenant improvements and identifiable intangible assets. Intangible assets can consist of above or below market leases, customer relationships or the value of in-place leases. Assets acquired, other than intangibles, are depreciated using the methodology detailed in the Depreciation and Amortization section of this Note. Above or below market leases are amortized into rental revenues over the individual remaining lease terms. The value associated with in-place leases is amortized over the term of the related lease. The Company had no significant property acquisitions in 2004.

     Costs related to planning, developing, leasing and constructing a property are capitalized to the basis of the property. Capitalized costs associated with a particular property are classified with Properties in the Consolidated Balance Sheets. Interest is capitalized to qualifying assets during the period of construction. A weighted average interest rate for all indebtedness of the Company is applied to average accumulated expenditures during the period to calculate interest to be capitalized. This amount does not exceed the actual interest expense of the Company during the period. If a construction loan is obtained for the asset being constructed, interest from that specific loan is used in the calculation of capitalized interest. Interest is also capitalized to investments accounted for under the equity method when the investee has property under development with a carrying value in excess of the investee’s borrowings. To the extent that there is debt at the venture level during the construction period, the venture capitalizes interest using the specifics of that debt. If the Company contributes equity to the venture and those funds are used for construction, the Company capitalizes interest to its investment in the entity during the period of construction.

     Leasing costs capitalized include commissions paid to outside brokers and outside legal costs to negotiate and document a lease agreement. These costs are capitalized as a cost of the tenant’s lease and amortized over the related lease term. Internal leasing costs are capitalized utilizing guidance in SFAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.” Leasing personnel are queried monthly and their compensation and payroll-related fringe benefits directly related to time spent performing initial direct leasing activities is capitalized. Costs for development personnel who work directly on the project under construction are also capitalized during the construction period. An estimate of time is obtained directly from such personnel and their actual salaries plus an estimate of payroll-related benefits are applied to the project under construction.

     Interest, real estate taxes and operating expenses of properties are also capitalized based on the percentage of the project available for occupancy from the date a project receives its certificate of occupancy and for up to one year thereafter.

     Discontinued Operations:

     In addition to the requirements previously discussed, SFAS No. 144 requires that the gains and losses from the disposition of certain real estate assets and the related historical operating results be included in a separate line item, Discontinued Operations, in the Consolidated Statements of Income for all periods presented. The results of operations of sold properties for which the Company continues property management subsequent to the sale are not reflected as discontinued operations, as this is considered to be continuing involvement with the property by the Company.

     SFAS No. 144 also requires that assets and liabilities of held for sale properties are separately categorized on the Consolidated Balance Sheet in the period that they are deemed to be held for sale. The Company had no held for sale properties at December 31, 2004 or 2003. The Company actively manages its portfolio of investment properties and from time to time recycles invested capital by disposing of existing assets and redeploying the proceeds. The Company believes that this is sound portfolio management and that this process tends to enhance total returns to stockholders.

     Fee Income:

     Development and leasing fees received from unconsolidated joint ventures and related salaries and other direct costs incurred by the Company are recognized as income and expense based on the percentage of the joint venture which the Company does not own. Correspondingly, the Company adjusts Investment in Unconsolidated Joint Ventures when fees are paid to the Company by a joint venture in which the Company has an ownership interest. Development and leasing fees and related costs are recorded in Investment in Unconsolidated Joint Ventures based on the percentage of the unconsolidated joint venture which the Company owns.

     Management fees received from unconsolidated joint ventures are recognized as earned. The Company expenses salaries and other direct costs related to these management fees.

     Development and leasing fees between consolidated entities are eliminated in consolidation. These fees totaled $5,908,000, $4,017,000 and $4,004,000 in 2004, 2003 and 2002, respectively. Management fees received from consolidated entities are eliminated in consolidation, and related salaries and other direct costs incurred to manage the Company’s properties are reflected in Rental Property Operating Expenses.

     Rental Property Revenues:

     In accordance with SFAS No. 13, “Accounting for Leases,” income on leases which include scheduled increases in rental rates over the lease term (other than scheduled increases based on the Consumer Price Index) and/or periods of free rent is recognized on a straight-line basis. Above or below market leases are also amortized over the term of the lease into rental property revenues, as previously mentioned. The Company also recognizes revenues for recoveries from tenants of operating expenses the Company paid on the tenant’s behalf. These operating expenses include items such as real estate taxes, insurance and other property operating costs.

     The Company makes valuation adjustments to all tenant-related revenue based upon the tenant’s credit and business risk. The Company generally suspends the accrual of income on specific tenants where rental payments or reimbursements are delinquent 90 days or more.

     Gain on Sale of Investment Properties:

     The Company recognizes gain on sale of investment properties in accordance with the provisions of SFAS No. 66, “Accounting for Sales of Real Estate.” SFAS No. 66 requires that the sale be consummated, the buyer’s initial and continuing investment be adequate to demonstrate commitment to pay, any receivable obtained not be subject to future subordination and the usual risks and rewards of ownership be transferred. SFAS No. 66 also requires that the seller not have a substantial continuing involvement with the property. If the Company has a commitment to the buyer and that commitment is a specific dollar amount, this commitment is accrued and the gain on sale that the Company recognizes is reduced. If the Company has a construction commitment to the buyer, an estimate is made of this commitment and a portion of the sale is deferred until the commitment has been fulfilled.

     Residential Lot Sales Revenues:

     Revenue for sales of developed lots to homebuilders is recognized in accordance with the full accrual method as outlined in SFAS No. 66. If a substantial continuing obligation exists related to the sale or any other criteria for the full accrual method is not met, the Company would use the percentage of completion method to recognize revenues on lot sales.

     Stock-Based Compensation:

     The Company has several types of stock-based compensation plans which are described in Note 5. The Company has elected to account for its plans under Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees,” which requires the recording of compensation expense for some, but not all, stock-based compensation, rather than the alternative accounting permitted by SFAS No. 123, “Accounting for Stock-Based Compensation.” No stock-based employee compensation cost was reflected in net income for stock options granted under the plans, as all stock options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Compensation expense was reflected in net income for stock-based compensation other than stock options.

     For purposes of the pro forma disclosures required by SFAS No. 123 and SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” the Company has computed the value of all stock options granted during 2004, 2003 and 2002 using the Black-Scholes option pricing model with the following weighted average assumptions and results:

	2004	2003	2002
Assumptions
Risk-free interest rate	4.06%	4.10%	4.51%
Assumed dividend yield	4.69%	5.49%	5.97%
Assumed lives of option awards	8 years	8 years	8 years
Assumed volatility	0.195	0.187	0.192
Results
Weighted average fair value of options granted	$4.09	$2.87	$2.33

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

     If the Company had accounted for its stock-based compensation awards in 2004, 2003 and 2002 in accordance with SFAS No. 123, pro forma results would have been as follows ($ in thousands, except per share amounts):

	2004	2003	2002
Net income available to common stockholders, as reported	$399,742	$238,803	$47,872
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	1,609	573	607
Deduct: Stock-based employee compensation expense determined under fair-value-based method, net of related tax effects	(4,006)	(2,825)	(3,040)

Pro forma net income available to common stockholders	$397,345	$236,551	$45,439

Net income per common share:
Basic – as reported	$8.16	$4.94	$0.97

Basic – pro forma	$8.11	$4.90	$0.92

Diluted – as reported	$7.84	$4.83	$0.96

Diluted – pro forma	$7.82	$4.79	$0.91

     In December 2004, the FASB issued SFAS 123 (R) “Share-Based Payment.” Under SFAS 123 (R), companies must begin expensing equity-based awards in the first interim or annual reporting period beginning after June 15, 2005. SFAS 123 (R) requires that compensation cost be recognized for all equity based awards granted, modified, cancelled or repurchased after the effective date. In addition, SFAS 123 (R) requires compensation cost to be recognized on the portion of awards granted in prior periods for which the requisite service has not yet been rendered. The Company plans to adopt this pronouncement on July 1, 2005 and currently cannot estimate the impact adoption will have on its financial condition or results of operations.

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

     Share data is as follows (in thousands):

	2004	2003	2002
Weighted average shares	49,005	48,313	49,252
Dilutive potential common shares	2,011	1,102	685

Diluted weighted average shares	51,016	49,415	49,937

Anti-dilutive options not included	918	1,364	976

     Cash and Cash Equivalents and Restricted Cash:

     Cash and cash equivalents include cash and highly liquid money market instruments. Highly liquid money market instruments include securities and repurchase agreements with original maturities of three months or less, money market mutual funds and United States Treasury Bills with maturities of 30 days or less. Restricted cash primarily represents amounts restricted under debt agreements for future capital expenditures.

     Use of Estimates:

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements and notes. Actual results could differ from those estimates.

     Reclassifications:

     Certain 2003 and 2002 amounts have been reclassified to conform with the 2004 presentation.

2. NOTES AND OTHER RECEIVABLES

     At December 31, 2004 and 2003, notes and other receivables included the following ($ in thousands):

	2004	2003
Notes receivable	$10,301	$2,051
Cumulative rental revenue recognized on a straight- line basis in excess of revenue accrued in accordance with lease terms (see Note 1)	4,092	7,808
Other receivables, net (see Note 1)	10,564	9,988

Total Notes and Other Receivables	$24,957	$19,847

     Fair Value – At December 31, 2004 and 2003, the estimated fair value of the Company’s $10.3 million and $2.1 million of notes receivable was $11.0 million and $2.1 million, respectively, calculated by discounting future cash flows from the notes receivable at estimated rates at which similar loans would have been made at December 31, 2004 and 2003.

3. NOTES PAYABLE, COMMITMENTS AND CONTINGENT LIABILITIES

     The following table summarizes the terms of the debt outstanding at December 31, 2004 and 2003 ($ in thousands):

		Term/Amortization		Balance at
		Period	Final	December 31,
Description	Rate	(Years)	Maturity	2004	2003
Credit facility (a maximum of $325,000 at	Floating based	3/N/A	9/14/07	$—	$—
12/31/04), unsecured	on LIBOR
Note secured by Company’s interest in CSC Associates, L.P.	6.958%	10/20	3/01/12	143,743	146,155
The Avenue East Cobb mortgage note	8.39%	10/30	8/01/10	37,491	37,889
333/555 North Point Center East mortgage note	7.00%	10/25	11/01/11	30,849	31,424
Meridian Mark Plaza mortgage note	8.27%	10/28	9/01/10	24,318	24,635
100/200 North Point Center East mortgage note (interest only until 12/31/05)	7.86%	10/25	8/01/07	22,365	22,365
Note payable, unsecured (formerly Perimeter Expo mortgage note)	8.04%	10/30	8/15/05	19,125	19,471
600 University Park mortgage note	7.38%	10/30	8/10/11	13,519	13,676
Lakeshore Park Plaza mortgage note	6.78%	10/30	11/01/08	9,619	9,861
101 Second Street mortgage note	8.33%	10/30	4/19/10	—	87,182
333 John Carlyle/1900 Duke Street mortgage note	7.00%	10/25	11/01/11	—	47,922
101 Independence Center mortgage note	8.22%	11/25	12/01/07	—	43,912
Northside/Alpharetta I mortgage note	7.70%	8/28	1/01/06	—	9,709
Other miscellaneous notes	Various	Various	Various	1,257	3,780

Total Notes Payable				$302,286	$497,981

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

     In 2002, CSC refinanced the Prior Notes, completing a $150 million non-recourse mortgage note payable (the “New Loan”) with an interest rate of 6.958% and a maturity of March 1, 2012. The New Loan is secured by CSC’s interest in the Bank of America Plaza building and related leases and agreements. CSC loaned the $150 million of proceeds to the Company under a non-recourse loan (the “New Cousins Loan”) secured by the Company’s interest in CSC under the same payment terms as those of the New Loan. The Company paid all costs of issuing the New Loan and the New Cousins Loan, including a $750,000 fee to an affiliate of Bank of America Corporation. In connection with the prepayment in full of the Prior Notes, the Company paid a prepayment premium which, along with the unamortized balance of closing costs paid by the Company related to the Prior Notes, were expensed by the Company. The sum of these amounts was approximately $3,501,000, which was recognized in 2002 as a loss on debt extinguishment.

     Because CSC loaned the proceeds of the Prior Notes and the New Loan to the Company, the Prior Notes and the New Loan and their related interest expense and maturities are disclosed as obligations of the Company and are not included in the unconsolidated joint venture balances disclosed in Note 4. (The related note receivable and interest income are also not included in Note 4).

     In July 2004, the Company renewed and recast its unsecured revolving credit facility with Bank of America and several other banks, increasing the size by $50 million to $325 million (which can be increased to $400 million under certain circumstances). The new maturity date is September 14, 2007. The previous credit facility was set to expire in August 2004. The unsecured revolving credit facility includes covenants customary in facilities of this type, including a requirement that the Company’s debt to total assets would not exceed 60%, a requirement that the Company’s common and preferred dividends would not exceed 95% of Funds From Operations, as defined, or 110% of REIT taxable income (including capital gains), and a requirement that the fixed charge coverage ratio, as defined, should not be less than 1.5 to 1. The credit facility bears interest at a rate equal to the London Interbank Offering Rate (“LIBOR”) plus a spread which is based on the Company’s ratio of total debt to total assets, as defined by the credit facility, according to the following table:

Applicable
Leverage Ratio	Spread
≤ to 35%	0.90%
>35% but ≤ 45%	1.00%
>45% but ≤ 50%	1.10%
>50% but ≤ 55%	1.35%
>55%	1.50%

     The 101 Second Street, 333 John Carlyle/1900 Duke Street, 101 Independence Center and Northside/ Alpharetta I notes payable were either paid off or assumed by the buyer in conjunction with the 2004 sales of these properties (see Note 7). The 333 John Carlyle/1900 Duke Street note was cross-collateralized with the 333/555 North Point Center East note. After the sale of 333 John Carlyle and 1900 Duke Street, the 333/555 North Point Center East note payable became recourse to the Company.

     The aggregate maturities of the indebtedness of the Company at December 31, 2004 detailed above are as follows ($ in thousands):

2005	$24,750
2006	5,585
2007	27,134
2008	14,180
2009	5,805
Thereafter	224,832

$302,286

     At December 31, 2004, the Company had outstanding letters of credit totaling approximately $15.5 million and performance bonds totaling approximately $3.7 million. The majority of the Company’s debt is fixed rate long-term mortgage debt, most of which is non-recourse to the Company. Approximately $50.1 million of the Company’s debt outstanding at December 31, 2004 is recourse to the Company. Assets with carrying values of $171.6 million were pledged as security on the non-recourse debt of the Company. As of December 31, 2004, the weighted average maturity of the Company’s debt was 6 years.

     For each of the years ended December 31, 2004, 2003 and 2002, interest was recorded as follows ($ in thousands):

	Expensed	Capitalized	Total
2004
Continuing Operations	$14,623	$13,987	$28,610
Discontinued Operations	6,475	41	6,516

	$21,098	$14,028	$35,126

2003
Continuing Operations	$22,576	$9,684	$32,260
Discontinued Operations	9,459	—	9,459

	$32,035	$9,684	$41,719

2002	$27,041	$5,934	$32,975
Continuing Operations	10,382	—	10,382

Discontinued Operations	$37,423	$5,934	$43,357

     The Company has future lease commitments under land leases and operating leases for office space aggregating approximately $50.4 million over weighted average remaining terms of 68 and 2.4 years, respectively. Amounts due under these lease commitments are as follows:

2005	$1,749
2006	1,769
2007	832
2008	523
2009	335
Thereafter	45,168

$50,376

     As of December 31, 2004, outstanding commitments for the construction and design of real estate projects, including an estimate for unfunded tenant improvements at operating properties, totaled approximately $94.5 million. At December 31, 2004 and 2003, the estimated fair value of the Company’s notes payable was approximately $324.6 million and $556.8 million, respectively, calculated by discounting future cash flows at estimated rates at which similar loans would have been obtained at December 31, 2004 and 2003.

4. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

     The following information summarizes financial data and principal activities of unconsolidated joint ventures in which the Company had ownership interests. During the development or construction of an asset, the Company and its partners may be committed to provide funds pursuant to a development plan. However, in general, the Company does not have any obligation to fund the working capital needs of its unconsolidated joint ventures. The partners may elect in their discretion to fund cash needs if the venture required additional funds to effect re-leasing or had other specific needs. Additionally, the Company has not guaranteed the outstanding debt of any of its unconsolidated joint ventures, except for guarantees of “non-recourse carve-outs” of mortgages and 72% of the outstanding debt of 905 Juniper Venture, LLC, described below. The following tables are in thousands:

							Company’s
	Total Assets		Total Debt		Total Equity		Investment
	2004	2003	2004	2003	2004	2003	2004	2003
SUMMARY OF FINANCIAL POSITION:
Charlotte Gateway Village, LLC	$190,757	$196,713	$164,270	$173,176	$25,821	$23,125	$10,588	$10,621
CSC Associates, L.P.	163,797	159,593	—	—	153,712	156,290	78,696	80,242
285 Venture, LLC	45,276	50,613	—	—	41,526	49,298	22,592	26,941
Crawford Long – CPI, LLC	48,023	50,841	53,952	54,661	(7,074)	(5,168)	(2,145)	(1,145)
Ten Peachtree Place Associates	31,194	33,429	29,728	11,015	554	21,636	(1,287)	9,248
Wildwood Associates	26,093	222,712	—	202,618	23,619	11,762	(440)	(35,911)
CPI/FSP I, L.P.	3,609	50,323	—	—	3,237	48,534	1,640	24,995
Cousins LORET Venture, L.L.C.	727	106,986	—	95,041	561	9,473	286	4,457
CC-JM II Associates	518	22,244	—	18,076	78	3,610	39	2,336
CP Venture LLC entities	142,852	187,125	24,993	25,733	115,997	159,171	7,638	12,616
Brad Cous Golf Venture, Ltd.	10,621	11,140	—	—	10,537	11,092	5,430	5,543
CL Realty, L.L.C.	67,986	53,773	581	—	66,365	53,522	36,640	27,509
Temco Associates	54,876	37,801	7,305	6,322	42,414	31,306	21,962	16,200
Pine Mountain Builders, LLC	7,443	2,688	1,995	1,142	545	605	522	613
Handy Road Associates, LLC	5,403	—	3,176	—	2,227	—	2,205	—
905 Juniper Venture, LLC	5,480	—	160	—	5,220	—	4,913	—
Other	—	—	—	—	—	—	9,954	956

	$804,655	$1,185,981	$286,160	$587,784	$485,339	$574,256	$199,233	$185,221

							Company’s Share of
	Total Revenues			Net Income (Loss)			Net Income (Loss)
	2004	2003	2002	2004	2003	2002	2004	2003	2002
SUMMARY OF OPERATIONS:
Charlotte Gateway Village, LLC	$30,153	$29,903	$29,377	$3,906	$3,473	$3,167	$1,176	$1,176	$1,184
CSC Associates, L.P.	42,602	43,697	42,489	23,121	23,960	23,083	11,486	11,905	11,466
285 Venture, LLC	10,703	9,660	11,490	7,500	(1,339)	5,774	1,414	(845)	2,725
Crawford Long — CPI, LLC	8,781	7,882	5,336	293	858	1,924	95	376	927
Ten Peachtree Place Associates	6,635	5,464	1,172	786	1,063	(1,708)	399	531	(854)
Wildwood Associates	39,842	54,376	55,755	204,838	10,196	12,720	101,066	4,820	6,360
CPI/FSP I, L.P.	6,578	9,107	8,670	30,776	4,910	4,412	14,127	2,368	2,119
Cousins LORET Venture, L.L.C.	12,292	20,499	21,226	90,268	(306)	(1,376)	45,514	(153)	(729)
CC-JM II Associates	4,339	5,197	4,722	39,315	1,236	1,158	18,476	628	546
CP Venture LLC entities	27,744	30,874	32,681	8,960	(193)	9,099	1,010	(22)	1,046
Brad Cous Golf Venture, Ltd.	1,273	1,256	1,142	127	181	(137)	64	90	(68)
CL Realty, L.L.C.	25,708	7,962	—	6,031	1,315	—	3,238	606	—
Temco Associates	32,095	18,271	14,428	11,107	7,065	3,850	5,106	3,139	1,949
Pine Mountain Builders, LLC	9,642	—	—	982	—	—	398	—	—
Handy Road Associates, LLC	—	—	—	—	—	—	—	—	—
905 Juniper Venture, LLC	—	—	—	—	—	—	—	—	—
Other	—	—	—	—	—	(1)	924	—	(1)

	$258,387	$244,148	$228,488	$428,010	$52,419	$61,965	$204,493	$24,619	$26,670

     Charlotte Gateway Village, LLC (“Gateway”) – On December 14, 1998, the Company and a wholly-owned subsidiary of Bank of America Corporation formed Gateway for the purpose of developing and owning Gateway Village, a 1.1 million rentable square foot office building complex in downtown Charlotte, North Carolina. The project is 100% leased to Bank of America Corporation with a term of 15 years. Gateway’s net income or loss and cash distributions are allocated to the members as follows: first to the Company so that it receives a cumulative compounded return equal to 11.46% on its capital contributions, second to a wholly-owned subsidiary of Bank of America Corporation until it has received an amount equal to the aggregate amount distributed to the Company and then 50% to each member.

     CSC Associates, L.P. (“CSC”) – CSC was formed in 1989 between the Company and a wholly-owned subsidiary of Bank of America Corporation, each as 50% partners. CSC owns the 1.3 million rentable square foot Bank of America Plaza in midtown Atlanta, Georgia.

     CSC’s net income or loss and cash distributions are allocated to the partners based on their percentage interests. See Note 3 for a discussion of the presentation of certain CSC assets, liabilities, revenues and expenses.

     285 Venture, LLC – In March 1999, the Company and a commingled trust fund advised by J.P. Morgan Investment Management Inc. (the “J.P. Morgan Fund”) formed 285 Venture, LLC, each as 50% partners, for the purpose of developing and owning 1155 Perimeter Center West, an approximately 365,000 rentable square foot office building complex in Atlanta, Georgia. Income allocations and cash distributions are made to the partners based on their percentage interests. The J.P. Morgan Fund contributed the approximately six-acre site upon which 1155 Perimeter Center West was developed. The land had an agreed-upon value of approximately $5.4 million, which the Company matched with a cash contribution. Mirant Corporation (“Mirant”), who was the 99% tenant of 1155 Perimeter Center West until January 2004, declared bankruptcy in 2003. In January 2004, its lease was amended to reduce the term, the rental rate and the square footage leased. Mirant has also indicated that it will vacate an additional 25,000 square feet in January 2005 and another 25,000 square feet in January 2006. The Company is actively attempting to re-lease the space Mirant vacated, and no assurances can be made as to the timing of leasing or the leasing terms that may be obtained.

     Crawford Long – CPI, LLC – In October 1999, the Company formed Crawford Long — CPI, LLC with Emory University, each as 50% partners, for the purpose of developing and owning the Emory Crawford Long Medical Office Tower, an approximately 358,000 rentable square foot medical office building located in midtown Atlanta, Georgia, which became partially operational for financial reporting purposes in February 2002. Income allocations and cash distributions are made to the partners based on their percentage interests. In May 2003, Crawford Long — CPI, LLC obtained a $55 million mortgage note payable, with a maturity of June 1, 2013 and an interest rate of 5.9%.

     Ten Peachtree Place Associates (“TPPA”) – TPPA is a general partnership between the Company (50%) and a wholly-owned subsidiary of The Coca-Cola Company (“Coca-Cola”) (50%). The venture owns Ten Peachtree Place, a 259,000 rentable square foot building located in midtown Atlanta, Georgia. The building was 100% leased to Coca-Cola through November 30, 2001. The building has since been re-leased to unrelated third parties. Additionally, the venture owns an adjacent pad currently used for parking upon which an office building or an apartment, townhouse or condominium complex could be developed.

     The TPPA partnership agreement generally provided that each partner was entitled to receive 50% of cash flows from operating activities, net of note principal amortization, through the term of the Coca-Cola lease. After the Coca-Cola lease expired, in accordance with the partnership agreement, each partner must contribute on a 50% basis capital contributions needed for tenant improvements and leasing commissions related to the re-leasing of the building, as well as to fund any operating deficits. The cash flows from operating activities, net of note principal amortization, will be used first to repay these capital contributions plus 8% interest to each partner on a 50% basis. Cash flows will be allocated on a 50% basis until July 1, 2011. After July 1, 2011, the Company and its partner are entitled to receive 15% and 85% of the cash flows (including any sales proceeds), respectively, until the two partners have received a combined distribution of $15.3 million. Thereafter, each partner is entitled to receive 50% of cash flows.

     TPPA obtained a mortgage note payable in March 2004 for $30 million with a maturity of February 1, 2015 and an interest rate of 5.39%. The previous mortgage note payable was repaid in full.

     Wildwood Associates – Wildwood Associates was formed in 1985 between the Company and IBM, each as 50% partners. Wildwood Office Park (“Wildwood”) is an office park in Atlanta, Georgia containing approximately 285 acres. Wildwood Associates owns approximately 32 acres of undeveloped land in Wildwood, of which an estimated 16 acres are committed to be contributed to Wildwood Associates by the Company. The Company also directly owns approximately 62 acres in the park. The estimated 16 acres of land which are committed to be contributed to Wildwood Associates by the Company are included in Wildwood Associates’ financial statements under the caption “Land Committed to be Contributed” and are not included in “Land Held for Investment or Future Development” in the Company’s financial statements. All costs associated with the land are borne by Wildwood Associates. In addition to undeveloped land as described above, Wildwood Associates owned six office buildings consisting of approximately 2,155,000 square feet and approximately 15 acres of stand-alone retail sites ground leased to various users. Wildwood sold these office buildings and retail sites in 2004 for $420 million to unrelated third parties, and recognized gains of approximately $200.8 million on the transactions (see Note 7). The Company and IBM each leased office space from the partnership during 2004 at rates comparable to those charged to third parties.

     Through December 31, 2004, IBM had contributed $46.6 million in cash plus properties having an agreed upon value of $16.3 million for its one-half interest in Wildwood Associates. The Company had contributed $84,000 in cash plus properties having an agreed-upon value of $54.5 million for its one-half interest in the partnership and is obligated to contribute the aforesaid estimated 16 acres of additional land with an agreed-upon value of $8.3 million. The Company’s investment as recorded in the Consolidated Balance Sheets, which was a negative investment of $0.4 million at December 31, 2004 due to partnership distributions in excess of contributions, is based upon the Company’s historical cost of the properties at the time they were contributed or committed to be contributed to the partnership, whereas its investment as recorded on Wildwood Associates’ books ($11.8 million at December 31, 2004) is based upon the agreed-upon values at the time the partnership was formed. In accordance with SOP 78-9, “Accounting for Investments in Real Estate Ventures,” this basis differential is being recognized as the underlying land contributed is sold by the venture. The 2004 sale by Wildwood Associates of all its office buildings and retail sites triggered recognition of a portion of the basis differential, which totaled approximately $29.3 million and was recognized as a Gain on Sale of Investment Properties in the accompanying 2004 Consolidated Statement of Income.

     Generally, the Company does not have any obligation to fund the working capital needs, nor does the Company typically guarantee the outstanding debt, of any of its unconsolidated joint ventures. However, Wildwood Associates is a general partnership and the general partner can have liability under state law for certain debts of the partnership, although there is no debt at Wildwood Associates at December 31, 2004.

     CPI/FSP I, L.P. – In May 2000, CPI/FSP I, L.P. was formed. 50% of the venture is owned by the Company through a general partner, Cousins Austin GP, Inc. (1%), and a limited partner, Cousins Austin, Inc. (49%). The remaining 50% is owned by a general partner, Fifth Street Properties - Austin, LLC (1%), and a limited partner, Fifth Street Properties — Austin Investor, LLC (49%), which are both owned by CommonWealth Pacific LLC and CalPERS. Income allocations and cash distributions are made to the partners based on their percentage interests. CPI/FSP I, L.P. developed Austin Research Park – Buildings III and IV, two approximately 174,000 and 184,000 rentable square foot office buildings, respectively, in Austin, Texas. Additionally, the venture owns an adjacent pad for potential future development of an office building. Austin Research Park – Buildings III and IV were sold for $78.7 million to an unrelated third party in September 2004. CPI/FSP I, L.P. recognized a gain of approximately $27.2 million on the transaction, and the majority of equity at the venture was distributed to the partners.

     Cousins LORET Venture, L.L.C. (“Cousins LORET”) – Effective July 31, 1997, Cousins LORET was formed between the Company and LORET Holdings, L.L.C. (“LORET”), each as 50% members. Income allocations and cash distributions are made to the partners based on their percentage interests. LORET contributed Two Live Oak Center, a 279,000 rentable square foot office building located in Atlanta, Georgia, which was renovated in 1997. LORET also contributed an adjacent four-acre site on which construction of The Pinnacle, a 423,000 rentable square foot office building, was completed in November 1998. The Company contributed $25 million of cash to Cousins LORET to match the value of LORET’s agreed-upon equity. The Pinnacle and Two Live Oak Center were sold for $200 million to an unrelated third party in August 2004. LORET recognized a gain of approximately $90.0 million on the transaction, and the majority of equity at the venture was distributed to the partners.

     CC-JM II Associates – This joint venture was formed in 1994 between the Company and an affiliate of CarrAmerica Realty Corporation, each as 50% general partners, to develop and own John Marshall-II, a 224,000 rentable square foot office building in suburban Washington, D.C. Income allocations and cash distributions are allocated to the partners based on their percentage interests. The building is 100% leased until January 2011 to Booz-Allen & Hamilton, an international consulting firm, as a part of its corporate headquarters campus. John Marshall – II was sold in October 2004 for $59.3 million to an unrelated third party. CC-JMII Associates recognized a gain of approximately $40.7 million on the transaction, and the majority of equity at the venture was distributed to the partners.

     CP Venture LLC, CP Venture Two LLC and CP Venture Three LLC – On November 12, 1998 (the “Closing Date”), the Company entered into a venture arrangement (the “Venture”) with The Prudential Insurance Company of America (“Prudential”). On such date the Company contributed its interest in nine properties (the “Properties”) to the Venture. At the time of contribution, the Properties were valued by the Company and Prudential based on arm’s-length negotiations at a total gross value of $283,750,000 subject to mortgages in the principal amount of $53,281,000. The following table details the values allocated to each of the Properties and the mortgages to which certain Properties were subject ($ in thousands):

	Allocated
	Value	Mortgage	Net Value
Wachovia Tower	$53,000	$—	$53,000
Grandview II	23,000	—	23,000
100 North Point Center East and 200 North Point Center East	46,050	24,582	21,468
Presbyterian Medical Plaza	8,600	—	8,600
North Point MarketCenter	56,750	28,699	28,051
Mansell Crossing II	12,350	—	12,350
Greenbrier MarketCenter	51,200	—	51,200
Los Altos MarketCenter	32,800	—	32,800

	$283,750	$53,281	$230,469

     Under the Venture arrangements, Prudential contributed cash to the Venture equal to the agreed-upon net value of the properties ($230,469,000) at dates specified in the agreements.

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

     The cash contributed by Prudential was contributed to Development Activity LLC. To the extent such funds were not yet needed for development activity, Development Activity LLC could temporarily invest such funds; such potential investments could include temporary loans to the Company. The Venture earned interest on the temporary loans at the same rate as the Company’s credit facility. Prudential is entitled to 10.6061% of CP Venture LLC’s 99% share of the economics of Development Activity LLC, which, combined with its 1% direct interest, entitles it to an overall net interest of 11.5% in the economics of Development Activity LLC. Prudential first receives a priority current return of 9.5% per annum on its share (11.5%) of capital outstanding of Development Activity LLC. Prudential also receives a liquidation preference whereby it is first entitled to, subject to capital account limitations, sufficient proceeds to allow it to achieve an overall 11.5% internal rate of return on its share of outstanding capital of Development Activity LLC. After these preferences to Prudential, the Company has certain preferences, with the residual interests in the development activity being shared according to the interests of the parties. All Prudential priority current returns have been distributed to Prudential during the year.

     CP Venture LLC appointed the Company to serve as Development Manager and in such capacity to act for it in connection with its ownership of Development Activity LLC. CP Venture LLC also appointed Prudential to serve as Property Manager and in such capacity to act for it in connection with its ownership of Property Activity LLC. Prudential appointed the Company to serve as property manager of the Properties for Property Activity LLC. The Company also serves as Administrative Manager of CP Venture LLC. Property Activity LLC is expected to continue to operate the contributed Properties as long as they are still owned by Property Activity LLC. Development Activity LLC is expected to develop commercial real estate projects over time, as selected by the Development Manager. Development Activity LLC may also make acquisitions, which are anticipated to be redevelopment or value-added opportunities. In 2000, Development Activity LLC developed Mira Mesa MarketCenter (“Mira Mesa”), a 480,000 square foot retail center in suburban San Diego, California, and acquired One Georgia Center, an approximately 363,000 rentable square foot office building in midtown Atlanta, Georgia. In 2001, Development Activity LLC also developed The Avenue Peachtree City, an approximately 182,000 square foot retail center in suburban Atlanta, Georgia. In October 2004, the remaining cash contributed to Development Activity LLC was used to purchase an 85% limited partnership interest in the partnership which owns Frost Bank Tower, a 529,000 square foot office building in Austin, Texas, which the Company developed.

     For financial reporting purposes, the Properties were deconsolidated and contributed to Property Activity LLC. Both Property Activity LLC and CP Venture LLC are being treated as unconsolidated joint ventures. Development Activity LLC is treated as a consolidated entity in the Company’s financial statements as the Company has a controlling financial and voting interest. The Company initially deferred the net gain on the contributed Properties and is recognizing this net gain as Gain on Sale of Investment Properties, Net of Applicable Income Tax Provision, in the accompanying Consolidated Statements of Income as capital distributions of cash are made from Development Activity LLC to the Company or when the Properties initially contributed to Property Activity LLC are liquidated by Property Activity LLC. The liquidation of the Properties may be in the form of actual sales of the Properties or in the form of the depreciation of the Properties which have an average remaining life of 24 years. The total net deferred gain on the contributed Properties on the Closing Date was approximately $96.8 million over the cost of the Properties. Including depreciation recapture of $23.8 million, the total net deferred gain on the Closing Date was approximately $120.6 million. This gain was reflected as Deferred Gain in the Consolidated Balance Sheets.

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

     In December 2003, the Company purchased 100 and 200 North Point Center East from Property Activity LLC. The purchase price was equal to the outstanding balance of the mortgage note payable at the time of sale, which was approximately $22.4 million. Property Activity LLC recognized an impairment loss of approximately $8.6 million, which represented the difference between the book value of the asset and the fair value of the property. The fair value of the property approximated the balance of the mortgage note payable. The Company recorded 11.5% of this impairment loss through Income from Unconsolidated Joint Ventures, which totaled approximately $1.0 million. Deferred gain was recognized for an amount equal to the Company’s impairment loss. Additional deferred gain of approximately $1.3 million was recorded against the basis of the acquired properties. The total deferred gain recognized represented the remaining deferred gain related to the original contribution of 100 and 200 North Point Center East to Property Activity LLC.

     In December 2004, Property Activity LLC sold Wachovia Tower to an unrelated third party for approximately $36.0 million. Property Activity LLC recognized an impairment loss of approximately $1.5 million, which represented the difference between the book value of the asset and the sales price. The Company recorded 11.5% of this impairment loss through Income from Unconsolidated Joint Ventures, which totaled approximately $0.2 million. Deferred gain of approximately $2.5 million was recognized related to deferred gain from the original contribution of Wachovia Tower to Property Activity LLC. The total remaining deferred gain of $6.2 million on the Consolidated Balance Sheet as of December 31, 2004, relates to the portion of the initial gain attributable to the 11.5% ownership interest the Company continues to hold in Property Activity LLC. This portion of the gain is being recognized as the underlying assets of Property Activity LLC are liquidated (either through sales of the properties or through depreciation), as previously discussed.

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

     CL Realty, L.L.C. – In August 2002, CL Realty, L.L.C. was formed between CREC and a subsidiary of Temple-Inland Inc., each as 50% members, for the purpose of developing and investing primarily in single-family residential lot development properties. Income allocations and cash distributions are made to the partners based on their percentage interests.

     CL Realty, L.L.C. is developing six single-family residential communities in Texas with 5,797 total projected lots and three single-family residential communities in Florida with 851 total projected lots. The partnership also has a 37.5% interest in a venture that is developing single-family residential community in Texas with 2,710 total projected lots and a 10% interest in a joint venture that is developing a single-family residential community in Georgia with 619 total projected lots. During 2004 and 2003, 972 and 191 lots, respectively, were sold at developments in which CL Realty, L.L.C. has an interest.

     Temco Associates, LLC (“Temco”) – Temco was formed in 1991 as a partnership between CREC (50%) and a subsidiary of Temple-Inland Inc. (50%). In 2004, Temco was converted to an LLC. Income allocations and cash distributions are made to the partners based on their percentage interests. Temco has an option through March 2006, with no carrying costs, to acquire the fee simple interest in approximately 6,500 acres in Paulding County, Georgia (northwest of Atlanta, Georgia). The partnership also has an option to acquire interests in a timber rights only lease covering approximately 22,000 acres. This option also expires in March 2006, with the underlying lease expiring in 2025. The options may be exercised in whole or in part over the option period, and the option price of the fee simple land was $1,243 per acre at January 1, 2005, escalating at 6% on January 1 of each succeeding year during the term of the option.

     Temco is developing three single-family residential communities in Georgia with 2,673 total projected lots. The partnership also has a 75% and 50% interest in two joint ventures that are developing single-family residential communities in Georgia with 1,785 total projected lots. During 2004, 2003 and 2002, 491, 356 and 289 lots, respectively, were sold in Temco Associates projects.

     Following is a detail of acreage activity for the land under option:

	2004	2003	2002
Acres purchased and simultaneously sold	161	97	607
Acres purchased and held under option for third parties	–	–	78
Acres held under option or for sale or future development subsequently sold	149	10	–
Acres purchased by Temco for residential developments	472	21	910
Acres purchased for sale or future development	–	149	–

Total option acres exercised	782	277	1,595

     Pine Mountain Builders, LLC – In 2003, Pine Mountain Builders, LLC (“Pine Mountain Builders”) was formed between a subsidiary of CREC and Fortress Construction Company, each as 50% members, for the purpose of constructing homes at a residential community CREC is developing. Income allocations and cash distributions are made to the partners based on their percentage interests. During 2004, Pine Mountain Builders sold 27 homes.

     Handy Road Associates, LLC – In 2004, Handy Road Associates, LLC was formed between CREC and Handy Road Managers, LLC, each as 50% members, for the purpose of acquiring and owning 1,187 acres of land in suburban Atlanta, Georgia. This land is being held for future development and/or sale. The note payable at the venture is guaranteed by the partners of Handy Road Managers, LLC.

     905 Juniper Venture, LLC (“905 Juniper”) – 905 Juniper was formed in 2004 between CREC and GDL Juniper, LLC (“GDL”) for the purpose of developing and selling an estimated 117-unit condominium complex in midtown Atlanta, Georgia. Income and cash distributions are allocated to the partners in a 72% CREC/28% GDL split, after each partner receives a 10% preferred return on their investment. Additionally, 905 Juniper obtained a $20,500,000 construction loan at LIBOR plus 2%, of which the Company has guaranteed 72% of the outstanding balance. As of December 31, 2004, approximately $160,000 was outstanding under this construction loan.

     Other – This category consists of several other joint ventures including:

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

     Verde Group, LLC, (“Verde”) – CREC has a $10 million ownership interest, which represents less than 10%, in Verde, a real estate development company. The Company will recognize income based on its ownership percentage and has not recognized any income to date.

     MC Düsseldorf Holdings, B.V. – The Company had a 50% interest in a Dutch joint venture, who in turn had an interest in a venture which owned an office building in Düsseldorf, Germany. The venture settled a long-outstanding tax liability in 2004, and the Company received a cash distribution and recognized income of approximately $924,000.

     Additional Information – The Company recognized $8,088,000, $6,337,000, and $8,037,000 of development, leasing, and management fees from unconsolidated joint ventures in 2004, 2003 and 2002, respectively. See Note 1, Fee Income, for a discussion of the accounting treatment for fees from unconsolidated joint ventures.

5. STOCKHOLDERS’ INVESTMENT

     Preferred Stock Offerings:

     On December 17, 2004, the Company issued 4,000,000 shares of 7.50% Series B Cumulative Redeemable Preferred Stock (liquidation preference of $25 per share). The net proceeds of $96.5 million from this issuance were used to repay outstanding indebtedness under the Company’s unsecured credit facility and for general corporate purposes. On July 24, 2003, the Company issued 4,000,000 shares of 7.75% Series A Cumulative Redeemable Preferred Stock (liquidation preference of $25 per share). The net proceeds from this issuance, approximately $96.3 million, were also used to repay outstanding indebtedness under the Company’s unsecured credit facility and for general corporate purposes. Issuance costs for both offerings were recorded as a reduction of Additional Paid-in Capital. The Series B preferred stock may be redeemed on or after December 17, 2009, and the Series A preferred stock may be redeemed on or after July 24, 2008, both at the Company’s option at $25 per share plus all accrued and unpaid dividends through the date of redemption. Dividends on both the Series A and Series B preferred stock are payable quarterly in arrears on February 15, May 15, August 15 and November 15.

     1999 Incentive Stock Plan:

     In May 1999, the stockholders of the Company approved the adoption of the 1999 Incentive Stock Plan (the “1999 Plan”), which covered the issuance of 1,343,288 shares of common stock, all of which shares had been available for use under the 1995 Stock Incentive Plan, the Stock Plan for Outside Directors and the Stock Appreciation Right Plan (collectively, the “Predecessor Plans”). Upon adoption of the 1999 Plan, no additional shares of common stock can be issued under the Predecessor Plans. In May 2004 and May 2003, the stockholders of the Company approved amendments to the 1999 Plan to increase the number of shares of common stock available under the 1999 Plan by 700,000 in 2004 and 1,000,000 in 2003. As of December 31, 2004, 271,707 shares were authorized to be awarded pursuant to the 1999 Plan, which allows awards of stock options, stock grants or stock appreciation rights.

     Stock Options – At December 31, 2004, 6,174,475 stock options awarded to key employees and outside directors pursuant to both the 1999 Plan and the Predecessor Plans were outstanding. All stock options have a term of 10 years from the date of grant. Key employee stock options granted prior to December 28, 2000 have a vesting period of five years under both the 1999 Plan and the Predecessor Plans. Options granted on or after December 28, 2000 have a vesting period of four years. Outside director stock options are fully vested on the grant date under the 1999 Plan but had a vesting period of one year under the Predecessor Plans.

     In 2004, the Company or its joint ventures sold properties that generated taxable gains of approximately $401 million. Mostly as a result of these sales (more fully discussed in Note 7), the Company paid a special cash dividend of $7.15 per share, which totaled $356.5 million on November 18, 2004, distributing a portion of the taxable gains on the sales of investment properties to its common stockholders. In 2003, the Company sold properties that generated taxable gains of approximately $107.3 million. Mostly as a result of these sales (more fully discussed in Note 7), the Company paid a special cash dividend of $2.07 per share, which totaled $100.5 million, on September 22, 2003, distributing a portion of the taxable gains on the sales of investment properties to its common stockholders. The Company was recapitalized through these special large dividends which caused the market value per share of the Company’s stock underlying the option to decrease. In both 2004 and 2003, the market value of the Company’s stock decreased by approximately the amount of the special dividend on the ex-dividend date. Stock options outstanding were correspondingly adjusted to keep the intrinsic value equal to what it was before the special dividend, in accordance with the guidelines set forth in Paragraph 53 of FASB Interpretation No. 44, “Certain Transactions Involving Stock Compensation (an interpretation of APB No. 25).” The price per option was decreased and the number of options increased in accordance with the criteria described in a. and b. in Paragraph 53. No deferred compensation or compensation expense was recorded in 2004 or 2003 as the result of these option adjustments, nor did these adjustments represent new measurement dates or new awards. The options granted line in the 2004 and 2003 stock option activity table below includes the adjustment of 969,357 and 387,597, respectively, to the stock options for the special dividends, and these adjustments are not reflected in the weighted average exercise price below, except the 2004 granted amounts have been adjusted to reflect the change for the special dividend.

     The following is a summary of stock option activity under the 1999 Plan and the Predecessor Plans (in thousands, except per share amounts):

	Number of			Weighted Average
	Options			Exercise Price Per Option
	2004	2003	2002	2004	2003	2002
1999 Plan and Predecessor Plans
Outstanding, beginning of year	6,072	5,375	5,206	$21.99	$22.14	$20.80
Granted	1,894	1,549	1,269	$31.04	$27.26	$24.08
Exercised	(1,734)	(605)	(786)	$18.77	$18.31	$15.51
Forfeited	(58)	(247)	(314)	$24.29	$24.49	$24.39

Outstanding, end of year	6,174	6,072	5,375	$20.82	$21.99	$22.14

Options exercisable at end of year	3,334	3,406	2,908	$18.47	$20.15	$20.22

     The following table provides a breakdown by exercise price range of the number of options for stock options outstanding and exercisable, weighted average exercise price, and the remaining contractual lives for stock options outstanding at December 31, 2004 (number of shares in thousands):

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
		Exercise	Contractual		Exercise
Exercise Price Range	Outstanding	Price	Life (in years)	Exercisable	Price
1999 and Predecessor Plans
$9.14 to $15.50	621	$14.15	3.00	621	$14.15
$15.51 to $19.50	3,137	18.17	7.10	1,765	18.13
$19.51 to $24.50	765	21.01	6.30	733	21.05
$24.51 to $31.25	1,651	28.27	9.50	215	25.00

Total	6,174	$20.82	7.20	3,334	$18.47

     Stock Grants – As indicated above, the 1999 Plan provides for stock grants, which may be subject to specified performance and vesting requirements.

     In December 2000 and February 2001, the Company awarded 169,777 and 20,000 shares, respectively, of performance accelerated restricted stock (“PARS”) to certain key employees. The PARS will become fully vested upon the achievement of certain defined performance requirements, which can be met as early as the end of the calendar year, which includes the third anniversary of the grant date. The PARS will vest in any event if the employee is employed on November 14, 2006. The shares were issued on the grant date and recorded in Common Stock and Additional Paid-in Capital, with the offset recorded in Unearned Compensation, in the accompanying Consolidated Balance Sheets. Unearned Compensation is being amortized into compensation expense beginning January 1, 2001 through November 14, 2006, which is the current estimate of when the PARS will vest. If this estimate changes, the amortization of this Unearned Compensation will be adjusted accordingly. If a key employee leaves the Company prior to the vesting of the PARS, said employee’s unvested rights in the PARS are forfeited and any compensation expense amortized prior to such forfeiture is reversed in the year of forfeiture. Compensation expense related to the PARS was approximately $655,000, $558,000 and $591,000 in 2004, 2003 and 2002, respectively. As of December 31, 2004, 147,810 shares of PARS were outstanding.

     In December 2004 and 2003, the Company issued 196,667 and 131,664 shares, respectively, of restricted stock to certain key employees. The stock was issued on the grant date and recorded in Common Stock and Additional Paid-in Capital, with the offset recorded in Unearned Compensation in the accompanying Consolidated Balance Sheets. Unearned Compensation associated with these restricted stock grants is being amortized into compensation expense over the vesting period, which is four years. Compensation expense related to the restricted stock was approximately $1,059,000 and $56,000 in 2004 and 2003, respectively. If an employee leaves the Company prior to vesting in the restricted stock, such stock is forfeited and the stock is removed from Common Stock, Additional Paid-in Capital and Unearned Compensation. As of December 31, 2004, 293,642 shares of restricted stock were outstanding.

     Outside directors can elect to receive any portion of their director fees in stock, based on 95% of the average market price on the date of service. Outside directors elected to receive 7,342, 5,745, and 7,120 shares of stock in lieu of cash for director fees in 2004, 2003, and 2002, respectively.

     Stock Repurchase Plan:

     In April 2004, the Board of Directors of the Company authorized a stock repurchase plan, which expires April 15, 2006, of up to five million shares of the Company’s common stock. No common stock was repurchased in 2004. In November 2001, the Board of Directors of the Company adopted a stock repurchase plan authorizing the repurchase of up to five million shares of common stock prior to January 1, 2004. During 2003, the Company repurchased 234,100 shares of common stock for an aggregate purchase price of approximately $5,538,000. Prior to 2003, the Company purchased 2,457,482 shares for an aggregate price of approximately $59,356,000 under previous plans.

     Ownership Limitations:

     In order to maintain Cousins’ qualification as a REIT, Cousins’ Articles of Incorporation include certain restrictions on the ownership of more than 3.9% of the Company’s total common and preferred stock.

     Distribution of REIT Taxable Income:

     The following is a reconciliation between dividends paid and dividends applied in 2004, 2003 and 2002 to meet REIT distribution requirements ($ in thousands):

	2004	2003	2002
Common and preferred dividends paid	$437,112	$174,627	$73,345
That portion of dividends declared in current year, and paid in current year, which was applied to the prior year distribution requirements	(5,577)	—	(5,656)
That portion of dividends declared in subsequent year, and paid in subsequent year, which will apply to current year	9,663	5,577	—
Dividends in excess of current year REIT distribution requirements	—	—	(9,111)

Dividends applied to meet current year REIT distribution requirements	$441,198	$180,204	$58,578

Tax Status of Dividends:

     Dividends applied (including those to be applied from subsequent years) to meet REIT distribution requirements are anticipated to be equal to Cousins’ taxable income (see Note 6). Since electing to qualify as a REIT in 1987, Cousins has had no accumulated undistributed taxable income.

     In 2004, the Company designated 31% of the common dividend paid February 23, 2004 and 75% of the common dividends paid May 28, 2004, August 25, 2004, November 18, 2004 and December 22, 2004 as capital gain dividends. In addition, 10% of the common dividend paid February 23, 2004 and 25% of the common dividends paid May 28, 2004, August 25, 2004, November 18, 2004 and December 22, 2004 were designated as 25% unrecaptured Section 1250 gain dividends. Also in 2004, the Company designed 73% of the preferred dividends paid as capital gain dividends and 24% of the preferred dividends paid as 25% unrecaptured Section 1250 gain dividends.

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

     In addition, in 2004 and 2003, an amount calculated as 0.47% for each year of total dividends was an “adjustment attributed to depreciation of tangible property placed in service after 1986” for alternative minimum tax purposes. This amount was passed through to stockholders and must be used as an item of adjustment in determining each stockholder’s alternative minimum taxable income.

6. INCOME TAXES

     In 2004, 2003 and 2002, because Cousins has elected to be taxed as a REIT and distributed all of its taxable income (see Note 5), it incurred no federal income tax liability. The differences between taxable income as reported on Cousins’ tax return (estimated 2004 and actual 2003 and 2002) and Consolidated Net Income as reported herein are as follows ($ in thousands):

	2004	2003	2002
Consolidated net income	$407,784	$242,161	$47,872
Consolidating adjustments	24,277	(952)	69
CREC net income	(7,509)	(4,328)	(3,470)
CREC II net (income) loss	—	(1,437)	371

Cousins net income for financial reporting purposes	424,552	235,444	44,842
Adjustments arising from:
Sales of investment properties	4,087	(81,780)	(4,470)
Income from joint ventures (principally depreciation, revenue recognition and operational timing differences)	9,569	8,503	3,233
Rental income recognition	(1,292)	(1,719)	(186)
Interest income recognition	105	1,815	(884)
Property taxes deferred	9	101	57
Interest expense	5,387	6,685	4,021
Compensation expense under the 1999 and Predecessor Plans	(17,661)	(1,470)	(2,345)
Depreciation	9,759	12,698	10,857
Unearned compensation expense	389	505	530
Amortization	(866)	(7,386)	(528)
Predevelopment expense	3,308	2,892	604
Capitalized salaries	3,946	3,502	2,204
Other	(94)	414	643

Cousins taxable income	$441,198	$180,204	$58,578

     CREC II merged into CREC effective December 31, 2003. CREC is a taxable entity and CREC II was a taxable entity prior to its merger. The consolidated provision for income taxes is composed of the following ($ in thousands):

	2004	2003	2002
CREC and CREC II and their wholly-owned subsidiaries:
Current tax expense
Federal	$3,213	$3,502	$1,680
State	377	318	199

	3,590	3,820	1,879

Deferred tax expense
Federal	452	(160)	(61)
State	53	(19)	(7)

	505	(179)	(68)

Total income tax expense	4,095	3,641	1,811
Provision applicable to discontinued operations	(1,351)	(1,045)	(285)

Provision for income taxes from operations	$2,744	$2,596	$1,526

     The net income tax provision differs from the amount computed by applying the statutory federal income tax rate to CREC’s and CREC IPs income (loss) before taxes as follows ($ in thousands):

	2004		2003		2002
	Amount	Rate	Amount	Rate	Amount	Rate
Federal income tax provision	$4,073	34%	$3,236	34%	$1,598	34%
State income tax provision, net of federal income tax effect	479	4	381	4	188	4
Cousins (benefit) provision for income taxes	(376)	(3)	24	1	24	1
Other	(81)	(1)	—	—	1	—

CREC and CREC II provision for income taxes	4,095	34%	3,641	39%	1,811	39%
Provision applicable to discontinued operations	(1,351)		(1,045)		(285)

Consolidated provision applicable to income from continuing operations	$2,744		$2,596		$1,526

The tax effect of significant temporary differences representing CREC’s deferred tax assets and liabilities are as follows ($ in thousands):

	2004	2003
Income from unconsolidated joint ventures	$1,022	$1,662
Residential lot sales, net of cost of sales	336	1,720
Interest expense	—	793
Property sales	583	659
Other	730	600

Total deferred tax assets	2,671	5,434

Income from unconsolidated joint ventures	(4,805)	(4.739)
Compensation expense	(357)	(353)
Depreciation and amortization	(1,457)	(1,141)
Interest capitalization	(729)	(1,079)
Other	(71)	(42)

Total deferred tax liabilities	(7,419)	(7,354)

Net deferred tax liability	$(4,748)	$(1,920)

7. DISCONTINUED OPERATIONS AND PROPERTY SALES

     In the second quarter of 2003, the Company sold AT&T Wireless Services Headquarters, Cerritos Corporate Center – Phase II (collectively called “Cerritos”) and Mira Mesa MarketCenter. In the third quarter of 2003, the Company sold Presidential MarketCenter and Perimeter Expo. The results of operations and gains on sale for these properties are included in Discontinued Operations in the accompanying 2003 Consolidated Statements of Income.

     In the first quarter of 2004, the Company disposed of its 75% investment in Rocky Creek Properties, which was previously consolidated with the Company’s operations. In the third quarter of 2004, the Company sold 101 Second Street, a 387,000 square foot office building in San Francisco, California, and 55 Second Street, a 379,000 square foot office building also in San Francisco, California. Both of these properties were owned in consolidated ventures in which the partner received a participation in the results of operations and gain on sale after certain thresholds were met. Additionally the Company sold Northside/Alpharetta I and II, two 103,000 square foot and 198,000 square foot, respectively, medical office buildings in suburban Atlanta, Georgia, in November 2004. In December 2004, the Company sold The Shops of Lake Tuscaloosa, a 62,000 square foot retail center in Tuscaloosa, Alabama. The results of operations for all of these properties were reclassified to Income from Discontinued Operations for all periods presented and the gain on sale, net of tax and any partner’s participation, was included in Discontinued Operations. Income from Discontinued Operations in 2004 includes a mark-to-market debt adjustment of $605,000 for the Northside/Alpharetta I note payable, which was assumed by the buyer in the sale of that property. The mark-to-market debt adjustment equaled the prepayment penalty paid by the buyer and is included in interest expense in the below table.

     The following table details the components of Income from Discontinued Operations ($ in thousands):

	2004	2003	2002
Rental property revenues	$23,688	$67,462	$71,382
Rental property operating expenses	7,928	14,821	18,523
Depreciation and amortization	5,298	14,678	18,085
Interest expense	6,475	9,459	10,382
Minority interest	—	624	1,710
Provision for income taxes	—	—	139

Income from Discontinued Operations	$3,987	$27,880	$22,543

     The Company allocated goodwill, which relates entirely to the office division, to the office asset sales. Approximately $7,805,000 was written off in 2004 related to these sales. Goodwill was written off for sales treated as both discontinued and continuing operations, including sales of office properties owned in joint ventures.

     The gain on sale of the properties included in Discontinued Operations described above is as follows (amounts are net of income taxes and minority interest and $ are in thousands):

	2004	2003	2002
Rocky Creek Properties	648	—	—
101 Second Street	45,489	—	—
55 Second Street	21,632	—	—
Northside/Alpharetta I and II	12,564	—	—
The Shops of Lake Tuscaloosa	1,554	—	—
Mira Mesa MarketCenter	—	35,018	—
Cerritos	40	9,011	—
Presidential MarketCenter	—	22,468	—
Perimeter Expo	—	26,962	—
Salem Road Station	—	—	1,174

	81,927	93,459	1,174

     The Company also sold several properties in 2004, of which it retained property management. The results of operations and gain on sales were not included in Discontinued Operations due to this continuing involvement with the properties. In the second quarter of 2004, the Company sold 333 John Carlyle and 1900 Duke Street, two office buildings in Alexandria, Virginia, of 153,000 square feet and 97,000 square feet, respectively. The Company sold 101 Independence Center, a 526,000 square foot office building in Charlotte, North Carolina in the third quarter of 2004. In the third quarter of 2004, Cousins LORET sold The Pinnacle, a 423,000 square foot office building, and Two Live Oak Center, a 279,000 square foot office building, both in Atlanta, Georgia. Also in the third quarter of 2004, CPI/FSP I, L.P, sold Austin Research Park – Buildings III and IV, two 174,000 and 184,000 square foot, respectively, office buildings in Austin, Texas. Furthermore, in the third quarter of 2004, Wildwood Associates sold the following office buildings located in Atlanta, Georgia:

Property Name	Rentable Square Feet
2500 Windy Ridge Parkway	316,000
4100 Wildwood Parkway	100,000
4200 Wildwood Parkway	256,000
4300 Wildwood Parkway	150,000

In the fourth quarter of 2004, Wildwood Associates sold 2300 Windy Ridge Parkway, a 635,000 square foot office building, 3200 Windy Hill Road, a 698,000 square foot office building, and approximately 15 acres of stand-alone retail sites under ground leases, all in Atlanta, Georgia.

     When the Company and its partner, IBM, formed Wildwood Associates, the Company mainly contributed undeveloped land and IBM mainly contributed cash. The fair value of the land at the time of contribution was higher than the Company’s basis in the land and the resulting step-up in basis was deferred by the Company. A portion of this basis differential was recognized upon the sale of the above-mentioned Wildwood properties in 2004, resulting in approximately $29.3 million being recognized as Gain on Sale of Investment Properties in the accompanying 2004 Consolidated Statements of Income. See Note 4 for further discussion.

     Additionally, the Company has a 50% ownership interest in CC-JM II Associates, which owned John Marshall-II, a 224,000 square foot office building in Tysons Corner, Virginia. This property was sold in the fourth quarter 2004, and the Company did not retain management. Property Activity LLC sold Wachovia Tower, a 324,000 square foot office building in Greensboro, North Carolina, to an unrelated third party in the fourth quarter 2004 (see Note 4 for more discussion). The results of operations and gain or loss on sale were not included in Discontinued Operations as John Marshall–II and Wachovia Tower were owned in joint ventures and SFAS No. 144 excludes discontinued treatment for joint venture properties.

8.	CONSOLIDATED PROPERTY TRANSACTIONS

     Office Division

     As discussed in Note 7, the Company sold several office and medical office buildings in 2004.

     In January 2004, Frost Bank Tower, a 529,000 square foot office building in Austin, Texas, became partially operational for financial reporting purposes. In February 2004, the Company acquired Galleria 75, an approximately 114,000 square foot office building in Atlanta, Georgia, for approximately $11.4 million. In March 2004, the Company acquired approximately 1 acre of land for $13.4 million in Miami, Florida, to use for future development. Also in March 2004, the Company utilized approximately 5 acres of land at its North Point/West Side location and commenced construction of Inhibitex, an approximately 51,000 square foot office building 100% leased to Inhibitex, Inc. for its corporate headquarters. Also within the office division is 905 Juniper, an estimated 117-unit condominium building in midtown Atlanta, Georgia, upon which construction commenced in December 2004.

     Retail Division

     As discussed in Note 7, the Company sold The Shops of Lake Tuscaloosa in 2004.

     In March 2004, the Company purchased the land and commenced construction of Hanover Square South, a 193,000 square foot retail center in Richmond, Virginia, of which the Company owns 69,000 square feet. In May 2004, the Company commenced construction of The Avenue Carriage Crossing, an approximately 786,000 square foot retail center in Memphis, Tennessee, of which the Company owns 586,000 square feet. In November 2004, Phase I of The Avenue Viera, an approximately 381,000 square foot retail center in Viera, Florida, of which the Company owns 306,000 square feet became partially operational for financial reporting purposes. In December 2004, the Company commenced construction of Viera MarketCenter, a 104,000 square foot retail center in Viera, Florida, adjacent to The Avenue Viera.

     Land Division

     CREC is developing three residential communities, two in suburban Atlanta, Georgia and one in Pine Mountain, Georgia. Approximately 1,151 lots are being developed within these three communities, of which 225, 214 and 137 lots were sold in 2004, 2003 and 2002, respectively. In 2002, the Company also sold 29 lots at completed and sold-out residential developments.

     In 2004, the Company sold approximately 6 acres of Company-owned land in Wildwood for net gains of approximately $3,313,000. In 2004, the Company sold approximately 70 acres of North Point/ West Side land for net gains of approximately $9,632,000.

9.	CONSOLIDATED STATEMENTS OF CASH FLOWS –SUPPLEMENTAL INFORMATION

     Interest paid (net of amounts capitalized) (see Note 3) and income taxes received or paid (net of refunds) were as follows ($ in thousands):

	2004	2003	2002
Interest paid	$22,128	$32,788	$36,484
Income taxes (received) paid, net of $2,250, $75 and $1,358 refunded in 2004, 2003 and 2002, respectively	$(1,487)	$1,855	$681

     Significant non-cash financing and investing activities included the following:

     In 2004, 2003 and 2002, approximately $169,937,000, $106,773,000 and $26,836,000, respectively, were transferred from Projects Under Construction to Operating Properties. In 2004, approximately $682,000 was transferred from Projects Under Construction to Land Held for Investment or Future Development for retail outparcels, and approximately $228,000 was transferred from Land Held for Investment or Future Development to Projects Under Construction for the aforementioned construction of Inhibitex. Also in 2004, approximately $1,066,000 was transferred from Land Held for Investment or Future Development to Residential Lots under Development for construction of the last phase of the River’s Call residential development. In 2003, approximately $966,000 was transferred from Projects Under Construction to Land Held for Investment or Future Development. Also in 2003, approximately $3,479,000 was transferred from Operating Properties to Other Assets. In 2002, approximately $942,000 was transferred from Land Held for Investment or Future Development to Residential Lots Under Development.

     In 2003, 100 and 200 North Point Center East were purchased by the Company by assuming the mortgage note payable, which had an outstanding balance upon purchase of approximately $22,411,000. In addition, the Deferred Gain and Operating Properties were reduced by approximately $1,306,000 which represented the remaining initial deferred gain related to 100 and 200 North Point Center East.

     In 2003, an adjustment of the PARS granted in 2000 (see Note 5) was made due to forfeitures and approximately $7,000 of Common Stock and approximately $198,000 of Additional Paid-in Capital were offset against Unearned Compensation. In 2002, an adjustment of PARS was made due to forfeitures and approximately $12,000 of Common Stock and approximately $330,000 of Additional Paid-in Capital were offset against Unearned Compensation.

     In 2004 and 2003, restricted stock was granted (see Note 5) and Common Stock was increased approximately $197,000 and $132,000, respectively. Additional Paid-in Capital was increased approximately $5,945,000 and $3,844,000, respectively, with the offset of approximately $6,142,000 and $3,976,000, respectively, recorded in Unearned Compensation. In 2004, an adjustment of restricted stock was made due to forfeitures and approximately $2,000 of Common Stock and approximately $69,000 of Additional Paid-in Capital were offset against Unearned Compensation.

10.	RENTAL PROPERTY REVENUES

     The Company’s leases typically contain escalation provisions and provisions requiring tenants to pay a pro rata share of operating expenses. The leases typically include renewal options and are classified and accounted for as operating leases.

     At December 31, 2004, future minimum rentals to be received by consolidated entities under existing non-cancelable leases, excluding tenants’ current pro rata share of operating expenses, are as follows ($ in thousands):

	Office and
	Medical Office	Retail	Total
2004	$38,906	$24,005	$62,911
2005	38,441	26,025	64,466
2006	34,248	25,149	59,397
2007	32,868	24,333	57,201
2008	27,181	23,407	50,588
Subsequent to 2008	124,390	97,085	221,475

	$296,034	$220,004	$516,038

11.	REPORTABLE SEGMENTS

     The Company has four reportable segments: Office Division, Retail Division, Land Division and Industrial Division (formed in 2004). The Office, Retail and Industrial Divisions develop, lease and manage office buildings, retail centers and industrial properties, respectively. The Land Division owns various tracts of strategically located land which is being held for investment or future development. The Land Division also develops single-family residential communities which are parceled into lots and sold to various home builders. The Company’s reportable segments are broken down based on the type of product the division provides. The divisions are managed separately because each product they provide has separate and distinct development issues, leasing and/or sales strategies and management issues. Unallocated and other consists of general corporate overhead costs not specific to any segment and is mainly comprised of interest expense, as financing decisions are not generally made at the reportable segment level.

     The management of the Company evaluates the performance of its reportable segments based on funds from operations available to common stockholders (“FFO”). The Company calculates its FFO using the National Association of Real Estate Investment Trusts (“NAREIT”) definition of FFO, which is net income available to common stockholders (computed in accordance with GAAP), excluding extraordinary items, cumulative effect of change in accounting principle and gains or losses from sales of depreciable property, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis. The Company changed its method of calculating FFO in the first quarter 2003 to agree with NAREIT’s definition, and FFO for prior reporting periods has been restated. In October 2003, NAREIT revised its prior FFO implementation guidance to indicate that impairment losses are not an adjustment when calculating FFO. Impairment losses are therefore included in FFO.

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

	Office	Retail	Land	Industrial	Unallocated
	Division	Division	Division	Division	and Other	Total
2004
Rental property revenues – continuing (100%)	$74,829	$26,273	$—	$—	$—	$101,102
Rental property revenues – discontinued (100%)	22,952	736	—	—	—	23,688
Development income, management fees and leasing and other fees (100%)	13,827	1,287	1,363	—	—	16,477
Other income (100%)	—	1,400	15,300	—	2,528	19,228

Total revenues from consolidated entities	111,608	29,696	16,663	—	2,528	160,495

Rental property operating expenses – continuing (100%)	(26,434)	(7,380)	—	—	—	(33,814)
Rental property operating expenses – discontinued (100%)	(7,784)	(144)	—	—	—	(7,928)
Other expenses – continuing (100%)	(16,244)	(8,399)	(14,462)	(743)	(26,501)	(66,349)
Other expenses – discontinued (100%)	—	—	—	—	(6,475)	(6,475)
Provision for income taxes from operations – continuing (100%)	—	—	—	—	(2,744)	(2,744)

Total expenses from consolidated entities	(50,462)	(15,923)	(14,462)	(743)	(35,720)	(117,310)

Rental property revenues (JV)	67,551	2,712	—	—	—	70,263
Other income (JV)	—	—	8,992	—	924	9,916
Rental property operating expenses (JV)	(20,686)	(701)	—	—	—	(21,387)
Other expenses (JV)	—	—	(123)	—	(14,352)	(14,475)
Impairment loss on depreciable property (JV)	(209)	—	—	—	—	(209)

Funds from operations from unconsolidated joint ventures	46,656	2,011	8,869	—	(13,428)	44,108
Gain on sale of undepreciated investment properties	14,796	1,386	13,445	—	—	29,627
Preferred stock dividends	—	—	—	—	(8,042)	(8,042)

Funds from operations available to common stockholders	122,598	17,170	24,515	(743)	(54,662)	108,878
Depreciation and amortization – continuing (100%)	(23,758)	(10,821)	—	—	—	(34,579)
Depreciation and amortization – discontinued (100%)	(5,100)	(198)	—	—	—	(5,298)
Depreciation and amortization (JV)	(14,900)	(891)	(89)	—	—	(15,880)
Gain on sale depreciable investment properties, net of applicable income tax provision – continuing (100%)	80,587	7,231	—	—	611	88,429
Gain on sale depreciable investment properties, net of applicable income tax provision – discontinued (100%)	79,725	2,202	—	—	—	81,927
Gain on sale depreciable investment properties, net of applicable income tax provision (JV)	176,265	—	—	—	—	176,265

Net income available to common stockholders	$415,417	$14,693	$24,426	$(743)	$(54,051)	$399,742

Total assets	$528,752	$283,778	$105,822	$384	$108,256	$1,026,992

Investment in unconsolidated joint ventures	$115,584	$12,320	$71,329	$—	$—	$199,233

Capital expenditures	$67,434	$87,756	$28,751	$—	$—	$183,941

	2004	2003	2002
Reconciliation to Consolidated Revenues
Rental property revenues — continuing	$101,102	$101,389	$97,290
Development income, management fees and leasing and other fees	16,477	18,380	18,235
Residential lot and outparcel sales	16,700	12,945	9,126
Interest and other	2,528	3,940	4,393

Total consolidated revenues	$136,807	$136,654	$129,044

	Office	Retail	Land	Unallocated
	Division	Division	Division	and Other	Total
2003
Rental property revenues – continuing (100%)	$79,153	$22,236	$—	$—	$101,389
Rental property revenues – discontinued (100%)	58,439	9,023	—	—	67,462
Development income, management fees and leasing and other fees (100%)	16,465	1,530	385	—	18,380
Other income (100%)	—	—	12,945	3,940	16,885

Total revenues from consolidated entities	154,057	32,789	13,330	3,940	204,116

Rental property operating expenses – continuing (100%)	(25,913)	(6,761)	—	—	(32,674)
Rental property operating expenses – discontinued (100%)	(13,013)	(1,808)	—	—	(14,821)
Other expenses – continuing (100%)	(18,813)	(7,907)	(13,521)	(28,532)	(68,773)
Other expenses – discontinued (100%)	(255)	(369)	—	(9,459)	(10,083)
Provision for income taxes from operations – continuing (100%)	—	—	—	(2,596)	(2,596)

Total expenses from consolidated entities	(57,994)	(16,845)	(13,521)	(40,587)	(128,947)

Rental property revenues (JV)	79,716	2,649	547	—	82,912
Other income (JV)	—	—	3,909	—	3,909
Rental property operating expenses (JV)	(24,811)	(682)	—	—	(25,493)
Other expenses (JV)	—	—	(164)	(13,744)	(13,908)
Impairment loss on depreciable property (JV)	(1,536)	—	—	—	(1,536)

Funds from operations from unconsolidated joint ventures	53,369	1,967	4,292	(13,744)	45,884
Gain on sale of undepreciated investment properties	—	—	7,270	—	7,270
Preferred stock dividends	—	—	—	(3,358)	(3,358)

Funds from operations available to common stockholders	149,432	17,911	11,371	(53,749)	124,965
Depreciation and amortization – continuing (100%)	(26,239)	(10,727)	—	—	(36,966)
Depreciation and amortization – discontinued (100%)	(13,472)	(1,206)	—	—	(14,678)
Depreciation and amortization (JV)	(20,448)	(817)	—	—	(21,265)
Gain on sale depreciable investment properties, net of applicable income tax provision – continuing (100%)	2,009	1,334	—	89,945	93,288
Gain on sale depreciable investment properties, net of applicable income tax provision – discontinued (100%)	9,011	84,448	—	—	93,459

Net income available to common stockholders	$100,293	$90,943	$11,371	$36,196	$238,803

Total assets	$804,605	$206,021	$77,459	$52,329	$1,140,414

Investment in unconsolidated joint ventures	$124,425	$15,475	$45,321	$—	$185,221

Capital expenditures	$56,758	$41,383	$11,617	$—	$109,758

	Office	Retail	Land	Unallocated
	Division	Division	Division	and Other	Total
2002
Rental property revenues – continuing (100%)	$77,756	$19,534	$—	$—	$97,290
Rental property revenues – discontinued (100%)	54,525	16,857	—	—	71,382
Development income, management fees and leasing and other fees (100%)	16,266	1,570	399	—	18,235
Other income (100%)	—	—	9,126	4,393	13,519

Total revenues from consolidated entities	148,547	37,961	9,525	4,393	200,426

Rental property operating expenses – continuing (100%)	(25,148)	(5,465)	—	—	(30,613)
Rental property operating expenses – discontinued (100%)	(15,130)	(3,393)	—	—	(18,523)
Other expenses — continuing (100%)	(18,565)	(5,729)	(10,234)	(36,992)	(71,520)
Other expenses – discontinued (100%)	(795)	(915)	—	(10,382)	(12,092)
Provision for income taxes from operations – continuing (100%)	—	—	—	(1,526)	(1,526)
Provision for income taxes from operations – discontinued (100%)	—	—	—	(139)	(139)

Total expenses from consolidated entities	(59,638)	(15,502)	(10,234)	(49,039)	(134,413)

Rental property revenues (JV)	78,163	2,619	—	—	80,782
Other income (JV)	—	—	2,040	—	2,040
Rental property operating expenses (JV)	(23,673)	(641)	—	—	(24,314)
Other expenses (JV)	—	—	(90)	(13,208)	(13,298)

Funds from operations from unconsolidated joint ventures	54,490	1,978	1,950	(13,208)	45,210
Gain on sale of undepreciated investment properties	—	—	2,143	—	2,143

Funds from operations available to common stockholders	143,399	24,437	3,384	(57,854)	113,366
Depreciation and amortization – continuing (100%)	(25,353)	(8,801)	—	—	(34,154)
Depreciation and amortization – discontinued (100%)	(15,044)	(3,041)	—	—	(18,085)
Depreciation and amortization (JV)	(17,554)	(986)	—	—	(18,540)
Gain on sale of depreciable investment properties, net of applicable income tax provision – continuing (100%)	1,885	2,226	—	—	4,111
Gain on sale of depreciable investment properties, net of applicable income tax provision – discontinued (100%)	—	1,174	—	—	1,174

Net income available to common stockholders	$87,333	$15,009	$3,384	$(57,854)	$47,872

Total assets	$866,685	$263,308	$34,135	$83,949	$1,248,077

Investment in unconsolidated joint ventures	$156,165	$16,324	$13,027	$—	$185,516

Capital expenditures	$56,269	$17,339	$14,519	$—	$88,127

SCHEDULE III
(Page 1 of 5)

COUSINS PROPERTIES INCORPORATED AND CONSOLIDATED ENTITIES
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2004
($ in thousands)

				Costs Capitalized		Gross Amount at Which
		Initial Cost		Subsequent		Carried at
		to Company		to Acquisition		End of Period
												Life on
					Buildings		Buildings					Which De-
					and		and					preciation
		Land		Land	Improvements		Improvements		Accumu-	Date of		In 2004
		and	Buildings	and	Less Cost		Less Cost		lated	Construc-		Statement
		Improve-	and	Improve-	of Sales	Land and	of Sales	Total	Deprecia-	tion/	Date	of Income
Description	Encumbrances	ments	Improvements	ments	and Other	Improvements	and Other	(a)	tion (a)	Renovation	Acquired	Is Computed
LAND HELD FOR INVESTMENT OR FUTURE DEVELOPMENT
Avenue Viera Outparcels - Viera, FL	—	$682	$—	$—	$—	$682	$—	$682	$—	—	2004	—
50 Biscayne Boulevard - Miami, FL	—	11,500	—	—	1,888	11,500	1,888	13,388	—	—	2004	—
Hanover Square Outparcels - Richmond, VA	—	2,609	—	—	(385)	2,609	(385)	2,224	—	—	2004	—
North Point Land - Atlanta, GA	—	10,294	—	18,361	(24,172)	28,655	(24,172)	4,483	—	—	1970-1985	—
505 & 511 Peachtree St. - Atlanta, GA	—	3,370	—	—	—	3,370	—	3,370	—	—	2004	—
Salem Road Station - Outparcels Atlanta, GA	—	611	—	—	(325)	611	(325)	286	—	—	2000	—
Wildwood Land - Atlanta, GA	—	10,214	—	4,873	(12,173)	15,087	(12,173)	2,914	—	—	1971-1989	—
Avenue West Cobb Land - Atlanta, GA	—	2,188	—	28	—	2,216	—	2,216	—	—	2003	—

Total Land Held for Investment or Future Development	—	41,468	—	23,262	(35,167)	64,730	(35,167)	29,563	—

SCHEDULE III
(Page 2 of 5)

COUSINS PROPERTIES INCORPORATED AND CONSOLIDATED ENTITIES
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2004
($ in thousands)

					Costs Capitalized		Gross Amount at Which
			Initial Cost		Subsequent		Carried at
			to Company		to Acquisition		End of Period
													Life on
						Buildings		Buildings					Which De-
						and		and					preciation
			Land		Land	Improvements		Improvements		Accumu-	Date of		In 2004
			and	Buildings	and	Less Cost		Less Cost		lated	Construc-		Statement
			Improve-	and	Improve-	of Sales	Land and	of Sales	Total	Deprecia-	tion/	Date	of Income
Description	Encumbrances		ments	Improvements	ments	and Other	Improvements	and Other	(a)	tion (a)	Renovation	Acquired	Is Computed
OPERATING PROPERTIES
OFFICE
Inforum - Atlanta, GA	$—		$5,226	$67,370	$—	$11,546	$5,226	$78,916	$84,142	$39,731	—	1999	25 Years (d)
Frost Bank Tower - Austin, Texas	—		12,270	—	1,543	117,403	13,813	117,403	131,216	2,060	2001	2001	30 Years (d)
Galleria 75 - Atlanta, GA	—		6,673	4,743	—	148	6,673	4,891	11,564	494	—	2004	25 Years (d)
The Points at Waterview - Dallas, TX	—		2,558	22,910	—	6,077	2,558	28,987	31,545	6,522	—	2000	25 Years (d)
Lakeshore Park Plaza - Birmingham, AL	9,619		3,362	12,261	—	315	3,362	12,576	15,938	3,158	—	1998	30 Years (d)
600 University Park Place - Birmingham, AL	13,519		1,899	—	—	18,822	1,899	18,822	20,721	5,557	1998	1998	30 Years (d)
333 North Point Center East - Atlanta, GA	30,849	(b)	551	—	—	12,426	551	12,426	12,977	3,305	1996	1996	30 Years (d)
555 North Point Center East - Atlanta, GA	—	(b)	368	—	—	15,242	368	15,242	15,610	3,342	1998	1998	30 Years (d)
615 Peachtree Street - Atlanta, GA	—		4,740	7,229	—	867	4,740	8,096	12,836	4,747	—	1996	15 Years (d)
One Georgia Center - Atlanta, GA	—		9,267	27,079	—	2,895	9,267	29,974	39,241	5,279	—	2000	30 Years (d)
3100 Windy Hill Road - Atlanta, GA	—		—	17,005	—	—	—	17,005	17,005	5,442	1997	1997	25 Years (d)
3301 Windy Ridge Parkway - Atlanta, GA	—		20	—	478	12,895	498	12,895	13,393	6,845	1984	1984	30 Years (d)
100 North Point Center East - Atlanta, GA	22,365	(c)	1,475	9,625	—	376	1,475	10,001	11,476	1,090	—	2003	30 Years (d)
200 North Point Center East - Atlanta, GA	—	(c)	1,726	7,920	—	569	1,726	8,489	10,215	916	—	2003	30 Years (d)

Total Office	76,352		50,135	176,142	2,021	199,581	52,156	375,723	427,879	88,488

SCHEDULE III
(Page 3 of 5)

COUSINS PROPERTIES INCORPORATED AND CONSOLIDATED ENTITIES
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2004
($ in thousands)

				Costs Capitalized		Gross Amount at Which
		Initial Cost		Subsequent		Carried at
		to Company		to Acquisition		End of Period						Life on
					Buildings		Buildings					Which De-
					and		and					preciation
		Land		Land	Improvements		Improvements		Accumu-	Date of		In 2004
		and	Buildings	and	Less Cost		Less Cost		lated	Construc-		Statement
		Improve-	and	Improve-	of Sales	Land and	of Sales	Total	Deprecia-	tion/	Date	of Income
Description	Encumbrances	ments	Improvements	ments	and Other	Improvements	and Other	(a)	tion (a)	Renovation	Acquired	Is Computed
MEDICAL OFFICE
Meridian Mark Plaza - Atlanta, GA	$24,318	$2,200	$—	$19	$24,047	$2,219	$24,047	$26,266	$6,513	1997	1997	30 Years (d)
AtheroGenics - Atlanta, GA	—	200	—	—	7,455	200	7,455	7,655	3,037	1998	1998	30 Years (d)

Total Medical Office	24,318	2,400	—	19	31,502	2,419	31,502	33,921	9,550

Total Office and Medical Office	100,670	52,535	176,142	2,040	231,083	54,575	407,225	461,800	98,038

RETAIL
The Avenue of the Peninsula - Rolling Hills Estates, CA	—	4,338	17,152	—	72,864	4,338	90,016	94,354	20,937	1998	1998	30 Years (d)
The Avenue East Cobb - Atlanta, GA	37,491	7,205	—	—	34,592	7,205	34,592	41,797	12,814	1998	1998	30 Years (d)
The Avenue West Cobb - Atlanta, GA	—	4,945	—	—	30,088	4,945	30,088	35,033	1,881	2002	2002	30 Years (d)
The Avenue Peachtree City - Atlanta, GA	—	3,510	—	123	28,687	3,633	28,687	32,320	6,293	2001	2001	30 Years (d)
North Point Stand Alone Retail Sites - Atlanta, GA	—	4,559	—	(1,482)	432	3,077	432	3,509	299	—	1970-1985	Various(e)

Total Retail	37,491	24,557	17,152	(1,359)	166,663	23,198	183,815	207,013	42,224

Total Operating Properties	138,161	77,092	193,294	681	397,746	77,773	591,040	668,813	140,262

SCHEDULE III
(Page 4 of 5)

COUSINS PROPERTIES INCORPORATED AND CONSOLIDATED ENTITIES
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2004
($ in thousands)

				Costs Capitalized		Gross Amount at Which
		Initial Cost		Subsequent		Carried at
		to Company		to Acquisition		End of Period						Life on
					Buildings		Buildings					Which De-
					and		and					preciation
		Land		Land	Improvements		Improvements		Accumu-	Date of		In 2004
		and	Buildings	and	Less Cost		Less Cost		lated	Construc-		Statement
		Improve-	and	Improve-	of Sales	Land and	of Sales	Total	Deprecia-	tion/	Date	of Income
Description	Encumbrances	ments	Improvements	ments	and Other	Improvements	and Other	(a)	tion (a)	Renovation	Acquired	Is Computed
PROJECTS UNDER CONSTRUCTION
OFFICE
Inhibitex – Atlanta, GA	$—	$228	$—	$—	$4,660	$228	$4,660	$4,888	$—	2004	2004	—

RETAIL

The Avenue Viera - Viera, FL	—	6,471	—	1,333	32,147	7,804	32,147	39,951	90	2003	2003	—
The Avenue Carriage Crossing - Memphis, TN	—	15,853	—	—	24,824	15,853	24,824	40,677	—	2004	2004	—
Hanover Square - Richmond, VA	—	7,412	—	—	379	7,412	379	7,791	—	2004	2004	—
Viera Market Center - Viera, FL	—	3,555	—	—	700	3,555	700	4,255	—	2004	2004	—

Total Retail	—	33,291	—	1,333	58,050	34,624	58,050	92,674	90

Total Projects Under Construction	—	33,519	—	1,333	62,710	34,852	62,710	97,562	90

RESIDENTIAL LOTS UNDER DEVELOPMENT
River’s Call - Atlanta, GA	—	2,001	—	10,362	(7,215)	12,363	(7,215)	5,148	—	2000	1971-1989	—
The Lakes at Cedar Grove - Atlanta, GA	—	4,720	—	22,650	(16,006)	27,370	(16,006)	11,364	—	2001	2001	—
Callaway Gardens - Pine Mountain, GA	1,107	2,098	—	4,497	(3,247)	6,595	(3,247)	3,348	—	2002	2002	—

	1,107	8,819	—	37,509	(26,468)	46,328	(26,468)	19,860	—

	$139,268	$160,898	$193,294	$62,785	$398,821	$223,683	$592,115	$815,798	$140,352

SCHEDULE III
(Page 5 of 5)

COUSINS PROPERTIES INCORPORATED AND CONSOLIDATED ENTITIES
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2004
($ in thousands)

NOTES:

(a)	Reconciliations of total real estate carrying value and accumulated depreciation for the three years ended December 31, 2004 are as follows:

	Real Estate			Accumulated Depreciation
	2004	2003	2002	2004	2003	2002
Balance at beginning of period	$1,041,964	$1,123,242	$1,045,805	$163,203	$158,046	$106,039

Additions during the period:
Improvements and other capitalized costs	186,753	133,483	89,650	—	—	—
Provision for depreciation	—	—	—	39,934	51,711	52,387

	186,753	133,483	89,650	39,934	51,711	52,387

Deductions during the period:
Cost of real estate sold	(411,700)	(189,003)	(12,213)	(62,482)	(24,275)	(380)
Write-off of fully depreciated assets	(1,161)	(20,577)	—	(1,161)	(20,577)	—
Transfer to other assets	(58)	(5,181)	—	858	(1,702)	—

	(412,919)	(214,761)	(12,213)	(62,785)	(46,554)	(380)

Balance at end of period	$815,798	$1,041,964	$1,123,242	$140,352	$163,203	$158,046

(b)	333 North Point Center East and 555 North Point Center East were financed together with such properties being collateral for one recourse mortgage note payable.

(c)	100 North Point Center East and 200 North Point Center East were financed together with such properties being collateral for one non-recourse mortgage note payable.

(d)	Buildings and building improvements are depreciated over 15 to 40 years. Leasehold improvements and other capitalized leasing costs are depreciated over the life of the lease.

(e)	Amounts capitalized under the North Point Retail sites consist of leasing costs relating to ground leases. These costs are being amortized over the life of each lease, and range from 10 to 24 years.