Form 10-Q
period 2005-03-31
COUSINS PROPERTIES INC
filed 2005-05-10
CIK 25232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☑ No ☐

     As of May 2, 2005, there were 50,324,909 shares of common stock outstanding.

FORWARD-LOOKING STATEMENTS

     Certain matters contained in this report are forward-looking statements within the meaning of the federal securities laws and are subject to uncertainties and risks. These uncertainties and risks include, but are not limited to, general and local economic conditions, local real estate conditions, the activity of others developing competitive real estate projects, the cyclical nature of the real estate industry, the financial condition of existing tenants, interest rate volatility, the Company’s ability to obtain favorable financing or zoning, environmental matters, the effects of terrorism, the failure of assets under contract for sale to ultimately close and other risks detailed from time to time in the Company’s filings with the Securities and Exchange Commission, including the Company’s Current Report on Form 8-K filed on December 10, 2003. The words “believes,” “expects,” “anticipates,” “estimates,” and similar expressions are intended to identify forward-looking statements. Although the Company believes that its plans, intentions and expectations reflected in any forward-looking statements are reasonable, the Company can give no assurance that such plans, intentions or expectations will be achieved. Such forward-looking statements are based on current expectations and speak as of the date of such statements. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of future events, new information or otherwise.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	March 31,	December 31,
	2005	2004
	(Unaudited)
ASSETS
PROPERTIES:
Operating properties, net of accumulated depreciation of $140,782 in 2005 and $140,262 in 2004	$523,729	$528,551
Land held for investment or future development	72,234	29,563
Projects under development	126,774	97,472
Residential lots under development	19,786	19,860

Total properties	742,523	675,446

CASH AND CASH EQUIVALENTS	22,702	89,490
RESTRICTED CASH	2,041	1,188
NOTES AND OTHER RECEIVABLES	22,349	24,957
INVESTMENT IN UNCONSOLIDATED JOINT VENTURES	209,438	199,233
OTHER ASSETS, including goodwill of $7,891 in 2005 and 2004	31,813	36,678

TOTAL ASSETS	$1,030,866	$1,026,992

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
NOTES PAYABLE	$311,862	$302,286
ACCOUNTS PAYABLE AND ACCRUED LIABILITIES	38,970	35,226
DEFERRED GAIN	6,148	6,209
DEPOSITS AND DEFERRED INCOME	3,228	3,504

TOTAL LIABILITIES	360,208	347,225

MINORITY INTERESTS	19,062	20,017

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS’ INVESTMENT:
Preferred Stock, 20,000,000 shares authorized, $1 par value:
7.75% Series A cumulative redeemable preferred stock, $25 liquidation preference; 4,000,000 shares issued and outstanding	100,000	100,000
7.50% Series B cumulative redeemable preferred stock, $25 liquidation preference; 4,000,000 shares issued and outstanding	100,000	100,000
Common stock, $1 par value, 150,000,000 shares authorized, 53,015,176 and 52,783,791 shares issued, respectively	53,015	52,784
Additional paid-in capital	315,116	311,943
Treasury stock at cost, 2,691,582 shares	(64,894)	(64,894)
Unearned compensation	(9,279)	(10,160)
Cumulative undistributed net income	157,638	170,077

TOTAL STOCKHOLDERS’ INVESTMENT	651,596	659,750

TOTAL LIABILITIES AND STOCKHOLDERS’ INVESTMENT	$1,030,866	$1,026,992

See notes to consolidated financial statements.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2005	2004
REVENUES:
Rental property revenues	$23,858	$28,750
Development income	497	512
Management fees	2,307	2,074
Leasing and other fees	1,048	643
Residential lot and outparcel sales	1,611	3,888
Interest and other	305	448

	29,626	36,315

COSTS AND EXPENSES:
Rental property operating expenses	9,124	8,751
General and administrative expenses	8,676	7,983
Depreciation and amortization	9,409	10,492
Residential lot and outparcel cost of sales	1,119	2,490
Interest expense	2,781	4,719
Other	434	790

	31,543	35,225

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND INCOME FROM UNCONSOLIDATED JOINT VENTURES	(1,917)	1,090
PROVISION FOR INCOME TAXES FROM OPERATIONS	(852)	(836)
INCOME FROM UNCONSOLIDATED JOINT VENTURES	5,175	9,056

INCOME FROM CONTINUING OPERATIONS BEFORE GAIN ON SALE OF INVESTMENT PROPERTIES	2,406	9,310
GAIN ON SALE OF INVESTMENT PROPERTIES, NET OF APPLICABLE INCOME TAX PROVISION	6,827	2,066

INCOME FROM CONTINUING OPERATIONS	9,233	11,376
DISCONTINUED OPERATIONS, NET OF APPLICABLE INCOME TAX PROVISION:
Income from discontinued operations	68	756
Gain on sale of investment properties	37	648

	105	1,404

NET INCOME	9,338	12,780
DIVIDENDS TO PREFERRED STOCKHOLDERS	(3,813)	(1,938)

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$5,525	$10,842

PER SHARE INFORMATION — BASIC:
Income from continuing operations	$0.11	$0.19
Income from discontinued operations	0.00	0.03

Net income available to common stockholders	$0.11	$0.22

PER SHARE INFORMATION — DILUTED:
Income from continuing operations	$0.11	$0.19
Income from discontinued operations	0.00	0.03

Net income available to common stockholders	$0.11	$0.22

WEIGHTED AVERAGE SHARES — BASIC	49,788	48,637

WEIGHTED AVERAGE SHARES — DILUTED	51,653	50,421

See notes to consolidated financial statements.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$9,338	$12,780
Adjustments to reconcile net income to net cash flows provided by operating activities:
Gain on sale of investment properties	(6,864)	(2,066)
Depreciation and amortization	9,887	13,218
Amortization of unearned compensation and stock appreciation right adjustments	783	410
Effect of recognizing rental revenues on a straight-line or market basis	(884)	(236)
Residential lot and outparcel cost of sales	1,119	2,336
Residential lot and outparcel acquisition and development expenditures	(1,045)	(878)
Income tax benefit from stock options	412	206
Changes in other operating assets and liabilities:
Change in other receivables and other assets	2,692	(3,954)
Change in accts payable and accrued liabilities	(6,040)	2,724

Net cash provided by operating activities	9,398	24,540

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from investment property sales	8,662	2,992
Recognition of deferred income	(60)	(99)
Property acquisition and development expenditures	(61,923)	(38,640)
Investment in unconsolidated joint ventures	(10,617)	(984)
Distributions in excess of income from unconsolidated joint ventures	346	8,723
Investment in notes receivable	—	(7,999)
Change in other assets, net	(1,687)	(2,250)
Change in restricted cash	(853)	(94)

Net cash used in investing activities	(66,132)	(38,351)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of credit facility	—	(21,401)
Borrowings from credit facility, net of closing costs	10,903	59,396
Repayment of other notes payable	(1,344)	(2,899)
Common stock issued, net of expenses	3,090	3,217
Common dividends paid	(18,611)	(18,096)
Preferred dividends paid	(3,166)	(1,938)
Distributions to minority partner	(926)	—

Net cash provided by (used in) financing activities	(10,054)	18,279

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(66,788)	4,468
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	89,490	13,061

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$22,702	$17,529

See notes to consolidated financial statements.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005
(UNAUDITED)

1. BASIS OF PRESENTATION

     The consolidated financial statements included herein include the accounts of Cousins Properties Incorporated (“Cousins”) and its consolidated subsidiaries, including Cousins Real Estate Corporation and its subsidiaries (“CREC”). All of the entities included in the consolidated financial statements are hereinafter referred to collectively as the “Company.”

     Cousins has elected to be taxed as a real estate investment trust (“REIT”), and intends to, among other things, distribute 100% of its federal taxable income to stockholders, thereby eliminating any liability for federal income taxes. Therefore, the results included herein do not include a federal income tax provision for Cousins. However, CREC operates as a taxable REIT subsidiary and is taxed separately from Cousins as a C-Corporation. Accordingly, the consolidated statements of income include a provision for CREC’s income taxes.

     The consolidated financial statements are unaudited and were prepared by the Company in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, these financial statements reflect all adjustments necessary (which adjustments are of a normal and recurring nature) for the fair presentation of the Company’s financial position as of March 31, 2005 and results of operations for the three-month periods ended March 31, 2005 and 2004. Results of operations for the three months ended March 31, 2005 are not necessarily indicative of results expected for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. These condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. The accounting policies employed are the same as those shown in Note 1 to the consolidated financial statements included in such Form 10-K. Certain 2004 amounts have been reclassified to conform with the 2005 presentation.

     In the fourth quarter of 2004, the Company determined that expenditures for residential lot development and acquisition costs previously reported as investing activities should have been recorded within operating activities in the Company’s consolidated statements of cash flows. The Company amended its 2003 Annual Report on Form 10-K to reflect this change and reflected the change in its 2004 Annual Report on Form 10-K. The consolidated cash flow statement for the three months ended March 31, 2004 included herein has been changed to conform with the 2004 annual presentation which resulted in a reclassification of $878,000 from investing activities to operating activities. In addition, the Company recorded a reclassification in the consolidated statement of cash flows for the three months ended March 31, 2004 included herein related primarily to changes in prepaid expenses which resulted in a reclassification of $1,460,000 from cash flows from investing activities to cash flows from operating activities as compared to the amounts previously reported.

2. NEW ACCOUNTING PRONOUNCEMENTS

     In December 2004, the Financial Accounting Standards Board issued Statement No. 123 (revised 2004) (“SFAS 123(R)”) entitled, “Share-Based Payment.” SFAS 123 (R) will require the recognition of compensation expense for the grant-date fair value of all share-based awards granted to employees. Companies were to implement SFAS 123 (R) beginning with interim or annual periods after July 1, 2005. However, in April 2005, the SEC amended the implementation dates of SFAS 123(R) and, as a result, the Company will adopt SFAS 123(R) in the fiscal quarter beginning January 1, 2006. The impact the new standard will have on the Company’s results of operations has not yet been determined. See Note 6 for additional information regarding stock-based compensation.

3. SUPPLEMENTAL INFORMATION CONCERNING CASH FLOWS

	Three Months Ended March 31
	2005	2004
	(in thousands)
Cash paid for interest	$6,828	$6,678
Income taxes paid, net of refunds	71	7

Non-Cash Transactions
Transfer from land held for investment or future development to projects under development	—	334
Transfer from projects under development to land held for investment or future development	1,816	—
Transfer from other assets to projects under development	6,503	—
Issuance of note receivable	514	—
Forfeitures of restricted stock	98	17

4. NOTES PAYABLE AND INTEREST EXPENSE

     The following table summarizes the terms of the notes payable outstanding at March 31, 2005 ($ in thousands):

		Term/
		Amortization		Balance at
		Period	Final	March 31,
Description	Rate	(Years)	Maturity	2005
Credit facility (a maximum of $325,000), unsecured	Floating based on LIBOR	3/N/A	9/14/07	$10,920
Note secured by Company’s interest in CSC Associates, L.P.	6.958%	10/20	3/01/12	143,072
The Avenue East Cobb mortgage note	8.39%	10/30	8/01/10	37,386
Meridian Mark Plaza mortgage note	8.27%	10/28	9/01/10	24,235
333/555 North Point Center East mortgage note	7.00%	10/25	11/01/11	30,698
100/200 North Point Center East mortgage note (interest only until 12/31/05)	7.86%	10/25	8/01/07	22,365
Note payable, unsecured	8.04%	10/30	8/15/05	19,034
600 University Park Place mortgage note	7.38%	10/30	8/10/11	13,478
Lakeshore Park Plaza mortgage note	6.78%	10/30	11/01/08	9,556
Other miscellaneous notes	Various	Various	Various	1,118

Notes payable				$311,862

     For the three months ended March 31, 2005 and 2004, interest expense was recorded as follows ($ in thousands):

	2005	2004
Incurred	$6,141	$10,076
Amounts classified as discontinued operations	—	(2,017)
Capitalized	(3,360)	(3,340)

Expensed	$2,781	$4,719

5. EARNINGS PER SHARE

     Net income per share-basic is calculated as net income available to common stockholders divided by the weighted average number of common shares outstanding during the period. Net income per share-diluted is calculated as net income available to common stockholders divided by the diluted weighted average number of common shares outstanding during the period. Diluted weighted average number of common shares is calculated to reflect the potential dilution, under the treasury stock method, that would occur if stock options, restricted stock or other contracts to issue common stock were exercised and resulted in additional common shares outstanding. The numerators used in the Company’s per share calculations are the same for both basic and diluted net income per share. Weighted average shares-basic and weighted average shares-diluted were as follows (in thousands):

	Three Months Ended
	March 31,
	2005	2004
Weighted average shares-basic	49,788	48,637
Dilutive potential common shares	1,865	1,784

Weighted average shares-diluted	51,653	50,421

Anti-dilutive options not included	893	36

6. STOCK-BASED COMPENSATION

     The Company has several stock-based compensation plans that are described in Note 5 of “Notes to Consolidated Financial Statements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. The Company has elected to account for its plans under Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees,” which requires the recording of compensation expense for some, but not all, stock-based compensation, rather than the alternative accounting permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” No stock-based compensation was reflected in the consolidated statements of income for options granted under the plans, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

     For purposes of the pro forma disclosures required by SFAS No. 123 and SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure,” the Company has computed the value of all stock grants and stock options granted during the three months ended March 31, 2005 and 2004 using the Black-Scholes option pricing model. If the Company had accounted for its stock-based compensation awards in 2005 and 2004 in accordance with SFAS No. 123, pro forma results would have been as follows ($ in thousands, except per share amounts):

	Three Months Ended March 31,
	2005	2004
Net income available to common stockholders, as reported	$5,525	$10,842
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	735	384
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	(1,471)	(956)

Pro forma net income available to common stockholders	$4,789	$10,270

Net income per common share:
Basic – as reported	$.11	$.22

Basic – pro forma	$.10	$.21

Diluted - as reported	$.11	$.22

Diluted - proforma	$.09	$.20

7. DISCONTINUED OPERATIONS

     SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” requires that the gains and losses from the disposition of certain real estate assets and the related historical operating results be included in a separate line item, discontinued operations, in the consolidated statements of income for all periods presented.

     During 2004, the Company sold six properties that met the criteria for classification as discontinued operations:

	Square
Property	Footage	Location	Type
101 Second Street	378,000	San Francisco, CA	Office
55 Second Street	379,000	San Francisco, CA	Office
Northside/Alpharetta I	103,000	Atlanta, GA	Medical Office
Northside/Alpharetta II	198,000	Atlanta, GA	Medical Office
The Shops of Lake Tuscaloosa	62,000	Tuscaloosa, AL	Retail
Rocky Creek Properties	N/A	Macon, GA	Retail

     The following table details the components of income from discontinued operations ($ in thousands):

	Three Months Ended March 31,
	2005	2004
Rental property revenues	$75	$7,949
Rental property operating expenses	7	2,858
Depreciation and amortization	—	2,318
Interest expense	—	2,017

Income from discontinued operations	$68	$756

8. REPORTABLE SEGMENTS

     The Company has four reportable segments: Office Division, Retail Division, Land Division and Industrial Division. The Office Division, Retail Division and Industrial Division develop, lease and manage office buildings, retail and industrial centers, respectively. The Land Division owns various tracts of land that is being held for investment or future development. The Land Division also develops single-family residential communities that are parceled into lots and sold to various home builders. The Company’s reportable segments are categorized based on the type of product the division provides. The divisions are managed separately because each product they provide has separate and distinct development issues, leasing and/or sales strategies and management issues. The unallocated and other category in the following table includes general corporate overhead costs not specific to any segment and is mainly comprised of interest expense, as financing decisions are not generally made at the reportable segment level.

     The management of the Company evaluates the performance of its reportable segments based on funds from operations available to common stockholders (“FFO”). The Company calculates its FFO using the National Association of Real Estate Investment Trusts’ (“NAREIT”) definition of FFO, which is net income available to common stockholders (computed in accordance with GAAP), excluding extraordinary items, cumulative effect of change in accounting principle and gains or losses from sales of depreciable property, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures to reflect FFO on the same basis.

     FFO is used by industry analysts, investors and the Company as a supplemental measure of an equity REIT’s operating performance. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, many industry investors and analysts have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. Thus, NAREIT created FFO as a supplemental measure of a REIT’s operating performance that excludes historical cost depreciation, among other items, from GAAP net income. Management believes that the use of FFO, combined with the required primary GAAP presentations, has been fundamentally beneficial, improving the understanding of operating results of REITs among the investing public and making comparisons of REIT operating results more meaningful. In addition to Company management evaluating the operating performance of its reportable segments based on FFO results, management uses FFO and FFO per share, along with other measures, to assess performance in connection with evaluating and granting incentive compensation to its officers and employees.

     The following tables summarize the operations of the Company’s reportable segments for the three months ended March 31, 2005 and 2004. The notations (100%) and (JV) used in the following tables indicate wholly-owned and unconsolidated joint ventures, respectively, and all amounts are in thousands.

	Office	Retail	Land	Industrial	Unallocated
Three Months Ended March 31, 2005	Division	Division	Division	Division	and Other	Total
Rental property revenues — continuing (100%)	$16,033	$7,825	$—	—	$—	$23,858
Rental property revenues — discontinued (100%)	6	69	—	—	—	75
Development income, management fees and leasing and other fees (100%)	3,289	309	254	—	—	3,852
Other Income (100%)	—	—	1,611	—	305	1,916

Total revenues from consolidated entities	19,328	8,203	1,865	—	305	29,701

Rental property operating expenses — continuing (100%)	(6,713)	(2,411)	—	—	—	(9,124)
Rental property operating expenses — discontinued (100%)	(7)	—	—	—	—	(7)
Other expenses — continuing (100%)	(1,891)	(596)	(1,758)	(148)	(9,295)	(13,688)
Provision for income taxes from operations - continuing (100%)	—	—	—	—	(852)	(852)

Total expenses from consolidated entities	(8,611)	(3,007)	(1,758)	(148)	(10,147)	(23,671)

Rental property revenues (JV)	8,284	704	—	—	—	8,988
Other Income (JV)			1,788	—	—	1,788
Rental property operating expenses (JV)	(2,597)	(167)	—	—	—	(2,764)
Other expense (JV)	—	—	(39)	—	(669)	(708)

Funds from operations from unconsolidated joint ventures	5,687	537	1,749	—	(669)	7,304

Gain on sale of undepreciated investment properties	—	—	6,766	—	—	6,766
Preferred stock dividends	—	—	—	—	(3,813)	(3,813)

Funds from operations available to common stockholders	16,404	5,733	8,622	(148)	(14,324)	16,287

Depreciation and amortization — continuing (100%)	(5,903)	(2,828)	—	—	—	(8,731)
Depreciation and amortization (JV)	(2,193)	(199)	(85)	—	—	(2,477)
Gain on sale of investment properties, net of applicable income tax provision — continuing (100%)	25	36	—	—	—	61
Gain on sale of investment properties, net of applicable income tax provision — discontinued (100%)	37	—	—	—	—	37
Gain on sale of investment properties, net of applicable income tax provision (JV)	348	—	—	—	—	348

Net income available to common stockholders	$8,718	$2,742	$8,537	$(148)	$(14,324)	$5,525

Total assets	$555,928	$306,017	$115,958	$11,516	$41,447	$1,030,866

Investment in unconsolidated joint ventures	$111,232	$11,472	$86,734	$—	$—	$209,438

Reconciliation to Consolidated Revenues

	Three Months Ended
	March 31,
	2005	2004
Rental property revenues – continuing (100%)	$23,858	$28,750
Development income, management fees and leasing and other fees (100%)	3,852	3,229
Residential lot and outparcel sales	1,611	3,888
Interest and other	305	448

Total consolidated revenues	$29,626	$36,315

	Office	Retail	Land	Industrial	Unallocated
Three Months Ended March 31, 2004	Division	Division	Division	Division	and Other	Total
Rental property revenues - continuing (100%)	$22,315	$6,435	$—	—	$—	$28,750
Rental property revenues - discontinued (100%)	7,757	192	—	—	—	7,949
Development income, management fees and leasing and other fees (100%)	2,662	359	208	—	—	3,229
Other Income (100%)	—	—	3,888	—	448	4,336

Total revenues from consolidated entities	32,734	6,986	4,096	—	448	44,264

Rental property operating expenses - continuing (100%)	(6,981)	(1,770)	—	—	—	(8,751)
Rental property operating expenses - discontinued (100%)	(2,820)	(38)	—	—	—	(2,858)
Other expenses - continuing (100%)	(4,287)	(1,482)	(3,279)	—	(7,569)	(16,617)
Other expenses - discontinued (100%)	—	—	—	—	(2,017)	(2,017)
Provision for income taxes from operations - continuing (100%)	—	—	—	—	(836)	(836)

Total expenses from consolidated entities	(14,088)	(3,290)	(3,279)	—	(10,422)	(31,079)

Rental property revenues (JV)	19,349	660	—	—	—	20,009
Other Income (JV)			2,715	—	924	3,639
Rental property operating expenses (JV)	(6,110)	(190)	—	—	—	(6,300)
Other expense (JV)	—	—	(38)	—	(3,529)	(3,567)

Funds from operations from unconsolidated joint ventures	13,239	470	2,677	—	(2,605)	13,781

Gain on sale of undepreciated investment properties	—	—	1,967	—	—	1,967
Preferred stock dividends	—	—	—	—	(1,938)	(1,938)

Funds from operations available to common stockholders	31,885	4,166	5,461	—	(14,517)	26,995

Depreciation and amortization - continuing (100%)	(6,731)	(3,126)	—	—	—	(9,857)
Depreciation and amortization - discontinued (100%)	(2,266)	(52)	—	—	—	(2,318)
Depreciation and amortization (JV)	(4,490)	(223)	(12)	—	—	(4,725)
Gain on sale of investment properties, net of applicable income tax provision - continuing (100%)	40	59	—	—	—	99
Gain on sale of investment properties, net of applicable income tax provision - discontinued (100%)		648	—	—	—	648

Net income available to common stockholders	$18,438	$1,472	$5,449	$—	$(14,517)	$10,842

Total assets	$816,098	$219,464	$78,618	$—	$57,346	$1,171,526

Investment in unconsolidated joint ventures	$113,187	$15,344	$47,951	$—	$—	$176,482

9. COMMITMENTS AND CONTINGENCIES

     As of March 31, 2005, the Company had entered into contracts to purchase approximately 228 acres of land for a net purchase price of $67.3 million for the potential development of retail shopping centers. These contracts are subject to due diligence and other contingencies, and there is no guarantee that land will ultimately be purchased under these contracts.

     On April 1, 2005, the Company closed on one of these contracts for 34 acres of land in San Jose, California, at a purchase price of $38.3 million. In conjunction with this transaction, a portion of this land was simultaneously sold to a third party for a purchase price of $14.0 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Three Months Ended March 31, 2005 and 2004

Overview:

     Cousins Properties Incorporated (the “Company”) is a real estate development company with experience in the development, leasing, financing and management of office and retail properties in addition to residential land development. In 2004, the Company formed an industrial division for the purpose of developing industrial properties. As of March 31, 2005, the Company held interests directly or through joint ventures in 24 office or medical office properties totaling 7.2 million square feet, 14 retail properties totaling 3.4 million square feet and 1,313 residential land lots held for sale. As of March 31, 2005, the Company and its joint ventures had seven office, retail, and industrial projects under development totaling 1.8 million square feet, and one 117-unit condominium project. The Company also had approximately 21 residential communities under development directly or through joint ventures in which approximately 12,000 lots remain to be developed and sold. In addition, the Company owns directly or through joint ventures approximately 3,400 acres of land held for future development.

     The Company’s strategy is to produce strong stockholder returns by creating value through the development of high quality, well-located office, retail, industrial and residential land properties. The Company has developed substantially all of the real estate assets it owns and operates. A key element in the Company’s strategy is to actively manage its portfolio of investment properties and at the appropriate times, to engage in timely and strategic dispositions of developed property in an effort to maximize the value of the assets it has created, generate capital for additional development properties and return a portion of the value created to stockholders.

     During 2004, the Company and its joint ventures sold $1.3 billion in income producing assets which allowed it to reduce indebtedness and pay a special dividend to stockholders. As a result, operating results in the first quarter of 2005 were lower than the comparable period of 2004 and management expects operating results during the remainder of 2005 will continue to be lower than those of 2004. However, management believes that the Company is well positioned to increase its development activities and has added projects to its development pipeline that should create value and increase results of operations in future periods. The Company’s capacity for development activity was enhanced by the asset sales and a $100 million preferred stock offering that closed in the fourth quarter of 2004. As of March 31, 2005, the Company had cash on hand of $22.7 million and $281.3 million available under its unsecured revolving line of credit. The Company’s debt to total market capitalization ratio (see below) was a relatively low 17.2% as of March 31, 2005.

     Significant events during the three months ended March 31, 2005 included the following:

•	Opened Hanover Square South, a retail center in Richmond, Virginia, in March 2005.

•	Purchased nine acres of land in the Buckhead district of Atlanta which is entitled for the development of 1.4 million square feet of office, 1.5 million square feet of residential and 150,000 square feet of retail space. Cousins intends to start development of a 31-story office building containing approximately 550,000 square feet of office and 60,000 square feet of retail space in 2005.

•	Acquired 182 acres in Henry County, a suburb of Atlanta, for development of King Mill Distribution Park, an industrial park projected to contain approximately 2.9 million square feet. The first phase, currently under construction, will be developed by Cous ins/Weeks, a partnership of Cousins Properties and Weeks Properties, and will consist of a 416,000 square foot building expandable to 790,000 square feet.

•	Sold land parcels at Wildwood and North Point for aggregate proceeds of $8.7 million that generated aggregate gains of $6.8 million.

Results of Operations:

     Rental Property Revenues. Rental property revenues decreased approximately $4.9 million in the three months ended March 31, 2005 compared to the same period in 2004.

     Rental property revenues from the Company’s office portfolio decreased approximately $6.3 million in the three month 2005 period compared to the three-month 2004 period. Approximately $5.4 million of the decrease is due to the sale of three office buildings in the first and second quarters of 2004: 333 John Carlyle (153,000 square feet), 1900 Duke Street (97,000 square feet), both located in Alexandria, Virginia, and 101 Independence Center (526,000 square feet), located in Charlotte, North Carolina. Since the Company retained management of these buildings, the results were not reflected in discontinued operations in the accompanying consolidated statements of income. In addition, rental property revenues from One Georgia Center decreased approximately $1.2 million in the three months ended March 31, 2005 as its average economic occupancy decreased from 78% as of March 31, 2004 to 15% as of March 31, 2005. Further contributing to the decrease was a decrease of approximately $1.5 million at 555 North Point Center East as a result of a termination fee received in the three-month period ended March 31, 2004. Partially offsetting these decreases was an increase in rental property revenues of approximately $2.3 million from Frost Bank Tower, which became partially operational in January 2004.

     Rental property revenues from the Company’s retail portfolio increased approximately $1.4 million in the three months ended March 31, 2005 compared to the same period in 2004. This increase is primarily due to Phase I of The Avenue Viera, an approximately 331,000 square foot retail center in Viera, Florida, becoming partially operational in November 2004.

     Rental Property Operating Expenses. Rental property operating expenses increased approximately $373,000 in the three months ended March 31, 2005 compared to the same period in 2004. The Avenue Viera and Frost Bank Tower became partially operational in 2004, which accounted for an increase in operating expenses of approximately $1.3 million. In addition, increased property taxes and allocated general and administrative costs further increased costs. Offsetting the majority of these increases was approximately $1.5 million in decreased costs due to the sales of the three office buildings discussed above.

     Leasing and Other Fees. Leasing and other fees increased approximately $405,000 in the three month 2005 period primarily due to increased leasing commissions from the Company’s third party leasing contracts.

     Residential Lot and Outparcel Sales and Cost of Sales. Residential lot and outparcel sales decreased approximately $2.3 million in the three months ended March 31, 2005 compared to the same period in 2004. The number of residential lots sold decreased from 40 in the three months ended March 31, 2004 to 11 in the same period in 2005. Management does not believe that this decline in sales activity is indicative of an adverse trend, as sales in the remainder of 2005 are expected to increase.

     Residential lot and outparcel cost of sales decreased approximately $1.4 million in the three months ended March 31, 2005 compared to the same period in 2004. The decrease in cost of sales is disproportionate to the decrease in sales due both to fluctuations between 2004 and

2005 in the gross profit percentages used at the residential developments and the mix of sales, as different residential projects have varied gross profit percentages.

     General and Administrative Expenses. General and administrative expenses increased approximately $693,000 in the three months ended March 31, 2005. The increase was due primarily to an increase in salaries and benefits (net of amounts capitalized) resulting from increased development personnel, including the personnel associated with the newly formed Industrial Division.

     Depreciation and Amortization. Depreciation and amortization decreased approximately $1.1 million in the three months ended March 31, 2005. Approximately $1.3 million of the decrease is attributable to the sale of the aforementioned office buildings. In addition, depreciation expense decreased approximately $1.1 million at The Inforum due to tenant-related assets becoming fully depreciated in 2004. Further contributing to the decrease was an approximately $663,000 decrease at The Avenue of the Peninsula due to write offs in 2004 of tenant-related assets due to early termination of a lease. Partially offsetting the decreases were increases of approximately $393,000 and $1.1 million at The Avenue Viera and Frost Bank Tower, respectively, which became partially operational in 2004.

     Interest Expense. Interest expense decreased approximately $1.9 million in the three months ended March 31, 2005 primarily due to lower amounts drawn on the Company’s line of credit in 2005.

     Income from Unconsolidated Joint Ventures. (All amounts reflect the Company’s share of joint venture income based on its ownership interest in each joint venture.) Income from unconsolidated joint ventures decreased approximately $3.9 million in the three months ended March 31, 2005 compared to the same period in 2004. This decrease is attributable to the following:

•	Income from Wildwood Associates decreased approximately $1.1 million due to the sales of its operating properties in 2004.

•	Income from CL Realty, L.L.C. (“CL”) increased approximately $520,000 in the three months ended March 31, 2005 due to an increase in lots sold from 158 to 198. CL owns residential developments either directly or indirectly through joint ventures.

•	Income from Temco Associates (“Temco”) decreased approximately $1.5 million. In the three months ended March 31, 2005, Temco exercised options to purchase and simultaneously sold 27 acres of land. The Company’s share of income from the transaction was $82,000. In the three months ended March 31, 2004, Temco exercised options to purchase and sold 220 acres of land for a profit of $991,000. Additionally, in the three months ended March 31, 2005, 118 lots were sold versus 159 lots sold in the three months ended March 31, 2004, which further contributed to the decrease.

•	Income from MC Dûsseldorf Holdings, B.V. (“MCDH”) decreased approximately $924,000 in 2005. The Company held a 50% interest in MCDH, which owned 60% of an entity developing an office building in Dûsseldorf, Germany. In the three months ended March 31, 2004, MCDH favorably settled some outstanding tax items and, as a result, the Company recognized income and a distribution in excess of the Company’s investment in MCDH. The Company no longer has an interest in these entities.

     Discontinued Operations. Income from discontinued operations (including gain on sale of investment properties) decreased approximately $1.3 million from the three months ended March 31, 2004. As previously discussed, the Company sold six properties in 2004 that were classified as discontinued operations. There were no property sales in the three months ended March 31, 2005.

     Funds From Operations. The table below shows Funds From Operations Available to Common Stockholders (“FFO”) and the related reconciliation to net income available to common stockholders for the Company. The Company calculates FFO in accordance with the National Association of Real Estate Investment Trusts’ (“NAREIT”) definition, which is net income available to common stockholders (computed in accordance with accounting principles generally accepted in the United States (“GAAP”)), excluding extraordinary items, cumulative effect of change in accounting principle and gains or losses from sales of depreciable property, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures to reflect FFO on the same basis.

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

	Three Months Ended March 31,
	2005	2004
(In thousands, except per share amounts)

Net Income Available to Common Stockholders	$5,525	$10,842
Depreciation and amortization:
Consolidated properties	9,409	10,492
Discontinued properties	—	2,318
Share of unconsolidated joint ventures	2,543	4,735
Depreciation of furniture, fixtures and equipment and amortization of specifically identifiable intangible assets:
Consolidated properties	(678)	(635)
Share of unconsolidated joint ventures	(66)	(10)
Gain on sale of investment properties, net of applicable income tax provision
Consolidated	(6,827)	(2,066)
Discontinued properties	(37)	(648)
Share of unconsolidated joint ventures	(348)	—
Gain on sale of undepreciated investment properties	6,766	1,967

Funds From Operations Available to Common Stockholders	$16,287	$26,995

Weighted Average Shares-basic	49,788	48,637

Weighted Average Shares-diluted	51,653	50,421

Liquidity and Capital Resources:

     Financial Condition.

     Historically, the Company’s capital structure has consisted of common equity and debt. In 2003 and 2004 the Company added perpetual preferred stock to its capital. The Company’s debt structure has historically consisted primarily of non-recourse, fixed rate mortgage loans in addition to an unsecured revolving line of credit. The Company has maintained its ratio of debt to total market capitalization at less than 50% over the past several years with a combination of asset sales and issuances of preferred stock.

     At March 31, 2005, the Company’s debt included the following ($ in thousands):

Floating Rate Credit Facility and Floating Rate Debt	$10,920
Other Debt (primarily non-recourse fixed rate mortgages)	300,942

$311,862

     The Company’s debt balances above represented 17.2% of total market capitalization (common and preferred shares outstanding multiplied by respective share prices at March 31, 2005 plus debt). This ratio has increased from December 31, 2004 but is lower than the ratios at December 31, 2003 and 2002 which were 23.7% and 35.9%, respectively. Management expects the Company’s debt to total market capitalization ratio to increase throughout the remainder of 2005 as it intends to fund a substantial portion of development activities with indebtedness.

     The Company had $10.9 million drawn on its $325.0 million revolving credit facility as of March 31, 2005 and, net of $32.8 million reserved for outstanding letters of credit, the Company had $281.3 million available for future borrowings under the revolving credit facility. In addition, the Company had $22.7 million in cash on hand. The Company was subject to the following contractual obligations and commitments as of March 31, 2005 ($ in thousands):

		Less than 1
	Total	Year	1-3 Years	3-5 Years	After 5 years
Contractual Obligations:
Company long-term debt
Unsecured notes payable	$30,097	$19,058	$10,974	$65	$—
Mortgage Debt	281,765	5,772	32,627	20,041	223,325
Operating leases (ground leases)	46,856	236	529	670	45,421
Operating leases (offices)	3,506	1,649	1,716	141	—

Total Contractual Obligations	$362,224	$26,715	$45,846	$20,917	$268,746

Commitments:
Letters of Credit	$32,781	$18,781	$14,000	$—	$—
Performance bonds	14,172	11,798	2,374	—	—
Estimated development commitments	166,631	166,631	—	—	—
Unfunded tenant improvements	9,176	9,176	—	—	—

Total Commitments	$222,760	$206,386	$16,374	$—	$—

     As of March 31, 2005, the Company had eight office, condominium, retail and industrial projects under active development. In addition, the Company has other projects in various stages of pre-development. The Company expects to incur an additional $166.6 million on the projects under active development during 2005 and 2006 and expects to incur additional amounts during that period and beyond on projects currently in pre-development. The estimated cost of the first phase of the Company’s Buckhead, Atlanta, project for which it has purchased land is in the range of $155 million to $160 million. The Company’s condominium project in Miami, Florida, currently in pre-development and expected to be developed with a joint venture partner, is expected to cost $169 million. In addition, the Company had 21 residential communities under development directly or through joint ventures in which approximately 12,000 lots remain to be developed and sold. Additional capital will be required to fund the completion of these lots. The Company intends to fund these projects in the short term with cash on hand and with indebtedness. Options for debt financing of these development costs include, but are not limited to, the following:

•	Draws on the Company’s line of credit;

•	Construction loan facilities (secured and unsecured);

•	Secured, long-term financing on operating properties.

     In addition, as a part of the Company’s active management of its investment properties, the Company may also consider the selective and strategic disposition of one or more properties by contributions to joint ventures in which it maintains a minority ownership interest or sales to third parties.

     The Company also has approximately $100 million available under a Form S-3 shelf registration statement through which it may issue shares of common stock, preferred stock or debt securities.

     Over the long term, the Company will evaluate its capital structure and its portfolio of assets and may consider disposing of assets to monetize the value creation of its developed assets and to reduce indebtedness outstanding. However, the Company will continue to evaluate all of its financing options and select from its alternatives based on market conditions at the time.

     Cash Flows.

     Cash Flows from Operating Activities. Net cash provided by operating activities decreased approximately $15.1 million in the three months ended March 31, 2005. This decrease is the result of lower net cash received from the operations of its office and retail properties due to the sale of the properties noted above during 2004. The reduction from the properties sold is offset partially by cash generated by the completion of development and initial operations of one office property and one retail property subsequent to March 31, 2004. The Company also received less proceeds from the sales of residential lots and outparcels during the three months ended March 31, 2005.

     Cash Flows from Investing Activities. Net cash used in investing activities increased approximately $27.8 in the three months ended March 31, 2005. The primary cause of the increase was an increase in property acquisition and development expenditures of approximately $23.3 million. Included in property acquisition and development expenditures during the three months ended March 31, 2005 were the acquisition of land in the Buckhead district of Atlanta and the acquisition of land in suburban Atlanta in connection with the Company’s King Mill industrial project. In addition, cash used for investments in unconsolidated joint ventures increased approximately $9.6 million due to additional contributions to CL Realty, L.L.C. for residential development projects. Distributions in excess of income from unconsolidated joint ventures decreased by approximately $8.3 million as a result of distributions made to the joint venture partners resulting from the refinancing of a note payable at Ten Peachtree Place Associates in the three months ended March 31, 2004, while there were no such distributions in the same period in 2005. In addition, cash from the operation of unconsolidated joint ventures was also lower as a result of the sale of properties in 2004. Partially offsetting these increases was a decrease in investments in notes receivable of approximately $8.0 million as the Company made no advances for notes receivable in the three months ended March 31, 2005. Increases in proceeds from investment property sales from continuing operations of approximately $5.7 million further offset the overall decrease due to a higher number of land sales as previously discussed.

     Cash Flows from Financing Activities. Net cash from financing activities decreased approximately $28.3 million in the three month 2005 period. The primary reason for this decrease is that net borrowings decreased as most of the Company’s investing activities were funded with cash on hand as opposed to debt. Preferred dividends paid increased as a result of the issuance of the Series B Preferred Stock in December 2004.

Critical Accounting Policies:

     There has been no material change in the Company’s critical accounting policies from that disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Item 3. Quantitative and Qualitative Disclosures About Market Risk:

     There has been no material change in the Company’s market risk related to its notes payable and notes receivable from that disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Item 4. Controls and Procedures:

     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives. We also have investments in certain unconsolidated entities. As we do not control or manage some of these entities, our disclosure controls and procedures with respect to such entities are necessarily more limited than those we maintain with respect to our consolidated subsidiaries.

     The Company’s management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls can prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. There are inherent limitations in all control systems, including the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of one or more persons. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and, while our disclosure controls and procedures are designed to be effective under circumstances where they should reasonable be expected to operate effectively, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in any control system, misstatements due to error or fraud may occur and not be detected.

     As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer along with the Chief Financial Officer, of the effectiveness, of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based upon the foregoing, the Chief Executive Officer along with the Chief Financial Officer concluded that our disclosure controls and procedures are effective at providing reasonable assurance that all material information relating to BellSouth (including consolidated subsidiaries) required to be included in our Exchange Act reports is reported in a timely manner. In addition, based on such evaluation we have identified no change in our internal control over financial reporting that occurred during the fiscal quarter covered by this report that has materially affected or is reasonable likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     None.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

     None.

Item 6. Exhibits

3.1	Restated and Amended Articles of Incorporation of the Registrant, as amended December 15, 2004, filed as Exhibit 3(a)(i) to the Registrant’s Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.

3.2	Bylaws of the Registrant, as amended April 29, 1993, filed as Exhibit 3.2 to the Registrant’s Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference.

10(a)(ii)	Cousins Properties Incorporated 1999 Incentive Stock Plan, as amended and restated, approved by the Stockholders on May 4, 2004, filed as Annex B to the Registrant’s Proxy Statement dated March 31, 2004, and incorporated herein by reference.

11	Computation of Per Share Earnings*

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Data required by SFAS No. 128, “Earnings Per Share,” is provided in Note 5 to the consolidated financial statements included in this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COUSINS PROPERTIES INCORPORATED
/s/ James A. Fleming
James A. Fleming
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

May 9, 2005