Form 10-Q
period 2005-06-30
COUSINS PROPERTIES INC
filed 2005-08-09
CIK 25232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
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
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☑ No ☐
     As of July 31, 2005, there were 50,509,471 shares of common stock outstanding.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Three and Six Months Ended June 30, 2005 and 2004
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
PART II – OTHER INFORMATION
Item 1. Legal Proceedings
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits
SIGNATURES
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.1 SECTION 302 CERTIFICATION OF THE CFO
EX-32.1 SECTION 906 CERTIFICATION OF THE CEO
EX-32.2 SECTION 906 CERTIFICATION OF THE CFO

FORWARD-LOOKING STATEMENTS
     Certain matters contained in this report are forward-looking statements within the meaning of the federal securities laws and are subject to uncertainties and risks. These uncertainties and risks include, but are not limited to, general and local economic conditions, local real estate conditions, the activity of others developing competitive real estate projects, the cyclical nature of the real estate industry, the financial condition of existing tenants, interest rate volatility, the Company’s ability to obtain favorable financing or zoning, environmental matters, the effects of terrorism, and other risks detailed from time to time in the Company’s filings with the Securities and Exchange Commission, including the Company’s Current Report on Form 8-K filed on December 10, 2003. The words “believes,” “expects,” “anticipates,” “estimates,” and similar expressions are intended to identify forward-looking statements. Although the Company believes that its plans, intentions and expectations reflected in any forward-looking statements are reasonable, the Company can give no assurance that such plans, intentions or expectations will be achieved. Such forward-looking statements are based on current expectations and speak as of the date of such statements. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of future events, new information or otherwise.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share and per share amounts)

	June 30,	December 31,
	2005	2004
ASSETS
PROPERTIES:
Operating properties, net of accumulated depreciation of $149,189 in 2005 and $140,262 in 2004	$523,919	$528,551
Land held for investment or future development	41,748	29,563
Projects under development	179,668	97,472
Held-for-sale properties	15,428	—
Residential lots under development	15,668	19,860

Total properties	776,431	675,446

CASH AND CASH EQUIVALENTS	13,161	89,490
RESTRICTED CASH	3,094	1,188
NOTES AND OTHER RECEIVABLES	26,518	24,957
INVESTMENT IN UNCONSOLIDATED JOINT VENTURES	208,837	199,233
OTHER ASSETS, including goodwill of $8,229 in 2005 and $7,891 in 2004	33,674	36,678

TOTAL ASSETS	$1,061,715	$1,026,992

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
NOTES PAYABLE	$350,066	$302,286
ACCOUNTS PAYABLE AND ACCRUED LIABILITIES	40,085	35,226
DEFERRED GAIN	6,082	6,209
DEPOSITS AND DEFERRED INCOME	2,822	3,504

TOTAL LIABILITIES	399,055	347,225

MINORITY INTERESTS	19,937	20,017

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS’ INVESTMENT:
Preferred Stock, 20,000,000 shares authorized, $1 par value:
7.75% Series A cumulative redeemable preferred stock, $25 liquidation preference; 4,000,000 shares issued and outstanding	100,000	100,000
7.50% Series B cumulative redeemable preferred stock, $25 liquidation preference; 4,000,000 shares issued and outstanding	100,000	100,000
Common stock, $1 par value, 150,000,000 shares authorized, 53,151,138 and 52,783,791 shares issued, respectively	53,151	52,784
Additional paid-in capital	317,467	311,943
Treasury stock at cost, 2,691,582 shares	(64,894)	(64,894)
Unearned compensation	(8,483)	(10,160)
Cumulative undistributed net income	145,482	170,077

TOTAL STOCKHOLDERS’ INVESTMENT	642,723	659,750

TOTAL LIABILITIES AND STOCKHOLDERS’ INVESTMENT	$1,061,715	$1,026,992

See notes to condensed consolidated financial statements.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
REVENUES:
Rental property revenues	$24,580	$26,386	$48,436	$55,136
Development income	684	1,045	1,181	1,557
Management fees	2,287	2,140	4,594	4,214
Leasing and other fees	998	782	2,046	1,425
Residential lot and outparcel sales	4,449	4,366	6,060	8,254
Interest and other	414	107	719	555

	33,412	34,826	63,036	71,141

COSTS AND EXPENSES:
Rental property operating expenses	9,723	8,456	18,835	17,207
General and administrative expenses	8,217	8,605	16,893	16,588
Depreciation and amortization	9,523	8,784	18,895	19,276
Residential lot and outparcel cost of sales	3,023	3,178	4,142	5,668
Interest expense	2,103	4,444	4,884	9,163
Other	783	924	1,217	1,714

	33,372	34,391	64,866	69,616

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND INCOME FROM UNCONSOLIDATED JOINT VENTURES	40	435	(1,830)	1,525
PROVISION FOR INCOME TAXES FROM OPERATIONS	(1,057)	(17)	(1,926)	(853)
INCOME FROM UNCONSOLIDATED JOINT VENTURES	5,608	9,196	10,783	18,252

INCOME FROM CONTINUING OPERATIONS BEFORE GAIN ON SALE OF INVESTMENT PROPERTIES	4,591	9,614	7,027	18,924
GAIN ON SALE OF INVESTMENT PROPERTIES, NET OF APPLICABLE INCOME TAX PROVISION	5,578	36,500	12,405	38,566

INCOME FROM CONTINUING OPERATIONS	10,169	46,114	19,432	57,490
DISCONTINUED OPERATIONS, NET OF APPLICABLE INCOME TAX PROVISION:
Income from discontinued operations	109	1,530	147	2,286
Gain on sale of investment properties	—	—	37	648

	109	1,530	184	2,934

NET INCOME	10,278	47,644	19,616	60,424
DIVIDENDS TO PREFERRED STOCKHOLDERS	(3,812)	(1,937)	(7,625)	(3,875)

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$6,466	$45,707	$11,991	$56,549

PER SHARE INFORMATION — BASIC:
Income from continuing operations	$0.13	$0.91	$0.24	$1.10
Income from discontinued operations	0.00	0.03	0.00	0.06

Net income available to common stockholders	$0.13	$0.94	$0.24	$1.16

PER SHARE INFORMATION — DILUTED:
Income from continuing operations	$0.13	$0.88	$0.23	$1.06
Income from discontinued operations	0.00	0.03	0.00	0.06

Net income available to common stockholders	$0.13	$0.91	$0.23	$1.12

WEIGHTED AVERAGE SHARES — BASIC	49,924	48,750	49,856	48,693

WEIGHTED AVERAGE SHARES — DILUTED	51,586	50,405	51,591	50,428

See notes to condensed consolidated financial statements.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended June 30,
	2005	2004
		(As restated, see Note 4)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$19,616	$60,424
Adjustments to reconcile net income to net cash flows provided by operating activities:
Gain on sale of investment properties, net of income tax provision	(12,442)	(39,214)
Depreciation and amortization	19,175	23,473
Amortization of deferred financing costs	671	958
Amortization of unearned compensation	1,563	816
Effect of recognizing rental revenues on a straight-line or market basis	(1,603)	(939)
Residential lot and outparcel cost of sales	3,895	4,878
Residential lot and outparcel acquisition and development expenditures	(2,274)	(2,813)
Income tax benefit from stock options	646	318
Changes in other operating assets and liabilities:
Change in other receivables	1,833	(4,510)
Change in accounts payable and accrued liabilities	623	3,109

Net cash provided by operating activities	31,703	46,500

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from investment property sales	17,966	87,368
Property acquisition and development expenditures	(129,685)	(92,992)
Investment in unconsolidated joint ventures	(12,040)	(11,230)
Distributions in excess of income from unconsolidated joint ventures	9,561	11,208
Investment in notes receivable, net	(8)	(7,997)
Change in other assets, net	1,557	2,485
Change in restricted cash	(808)	882

Net cash used in investing activities	(113,457)	(10,276)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of credit facility	(94,670)	(172,721)
Borrowings from credit facility, net of closing costs	142,461	223,363
Repayment of other notes payable	(2,588)	(53,378)
Common stock issued, net of expenses	5,359	5,326
Common dividends paid	(37,232)	(36,229)
Preferred dividends paid	(6,979)	(3,875)
Distributions to minority partner	(926)	—

Net cash provided by (used in) financing activities	5,425	(37,514)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(76,329)	(1,290)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	89,490	13,061

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$13,161	$11,771

See notes to condensed consolidated financial statements.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005
(UNAUDITED)
1. BASIS OF PRESENTATION
     The condensed consolidated financial statements included herein include the accounts of Cousins Properties Incorporated (“Cousins”) and its consolidated subsidiaries, including Cousins Real Estate Corporation and its subsidiaries (“CREC”). All of the entities included in the condensed consolidated financial statements are hereinafter referred to collectively as the “Company.”
     Cousins has elected to be taxed as a real estate investment trust (“REIT”), and intends to, among other things, distribute 100% of its federal taxable income to stockholders, thereby eliminating any liability for federal income taxes. Therefore, the results included herein do not include a federal income tax provision for Cousins. However, CREC operates as a taxable REIT subsidiary and is taxed separately from Cousins as a C-Corporation. Accordingly, the condensed consolidated statements of income include a provision for CREC’s income taxes.
     The condensed consolidated financial statements are unaudited and were prepared by the Company in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, these financial statements reflect all adjustments necessary (which adjustments are of a normal and recurring nature) for the fair presentation of the Company’s financial position as of June 30, 2005 and results of operations for the three and six-month periods ended June 30, 2005 and 2004. Results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of results expected for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. These condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. Certain 2004 amounts have been reclassified to conform with the 2005 presentation. The accounting policies employed are the same as those shown in Note 1 to the consolidated financial statements included in such Form 10-K, with the following addition:
Multi-Family Residential Sales
     Sales and related cost of sales of multi-family residential units are recognized using the percentage of completion method in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 66, “Accounting for Sales of Real Estate,” provided that the criteria in paragraph 37 are met. Multi-family residential unit sales are accounted for under the deposit method when criteria for percentage of completion profit recognition are not met. One of the unconsolidated joint ventures in which the Company is a partner recognized sales of multi-family residential units under the percentage of completion method in the second quarter of 2005 (see Note 2 contained herein).
2. CONSOLIDATION OF 905 JUNIPER VENTURE, LLC
     On June 30, 2005, the Company entered into a business combination with several entities, collectively called “The Gellerstedt Group.” The Gellerstedt Group was an Atlanta-based private real estate owner, advisor and development firm, specializing in for-sale multi-family urban residential projects. The cash purchase price of approximately $521,000 was first allocated to tangible assets acquired at their fair value. These consisted of approximately $30,000 of furniture, fixtures and equipment, which will be depreciated over a three-year life. Amounts were allocated next to specifically identifiable intangible assets of approximately $153,000, which consisted of customer contracts and which will be amortized over the average remaining contract period. The remainder of the purchase price of $338,000 was allocated to goodwill.
     The Company is a member in 905 Juniper Venture, LLC (“905 Juniper”), a joint venture with Larry L. Gellerstedt III, that was accounted for on the equity method of accounting. When the Company purchased The Gellerstedt Group, it did not purchase Mr. Gellerstedt’s ownership interest in 905 Juniper. Mr. Gellerstedt became an employee and executive officer of the Company upon acquisition of his business. While the operating agreement for 905 Juniper did not change, management concluded that upon Mr. Gellerstedt’s appointment as an executive officer of the Company, the Company could exert indirect control over the management and operations of 905 Juniper by virtue of its employment relationship with him. Therefore, on June 30, 2005, the Company consolidated its investment, and Mr. Gellerstedt’s interest is recorded as a minority interest.
     905 Juniper is a venture which is constructing a 117-unit condominium project in Atlanta, Georgia. During both the three and six months ended June 30, 2005, the venture recognized profits in accordance with SFAS No. 66 on the percentage of completion method as follows ($ in thousands):

Sales	$2,897
Cost of sales	(2,183)
Venture net income	714
Partner’s share	(200)
Company’s share	$514
     The Company recorded its share of the net profits in income from unconsolidated joint ventures on the accompanying condensed consolidated statements of income.
3. NEW ACCOUNTING PRONOUNCEMENTS
     In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004) (“SFAS 123(R)”) entitled, “Share-Based Payment.” SFAS 123(R) will require the recognition of compensation expense for the grant-date fair value of all share-based awards granted to employees. The Company plans to adopt SFAS 123(R) in the fiscal quarter beginning January 1, 2006. The impact of this standard on the Company’s results of operations and financial condition has not yet been determined. See Note 7 for additional information regarding the Company’s stock-based compensation.
4. RESTATEMENT OF CASH FLOWS AND SUPPLEMENTAL INFORMATION
     Subsequent to the issuance of the condensed consolidated financial statements for the three and six month periods ended June 30, 2004, the Company determined that residential lot development and acquisition costs previously reported as investing activities should have been recorded within operating activities in the Company’s condensed consolidated statements of cash flows. As a result, the condensed consolidated statement of cash flows for the six months ended June 30, 2004 has been restated to reclassify $2,813,000 from investing activities to operating activities. In addition, the Company reclassified prepaid expenses of $1,038,000 from cash flows from investing activities to cash flows from operating activities and reclassified payments for deferred financing costs of $23,000 from cash flows from investing activities to cash flows from financing activities in the condensed consolidated statement of cash flows for the six months ended June 30, 2004.

     The following table summarizes supplemental information related to cash flows ($ in thousands):

	Six Months Ended June 30,
	2005	2004
Interest paid	$12,419	$19,451
Income taxes paid, net of refunds	2,166	(95)

Non-Cash Transactions
Transfer from land to investment in joint venture	14,198	—
Transfer from projects under development to held-for-sale properties	11,387	—
Transfer from land to held-for-sale properties	4,041	—
Transfer from projects under development to operating properties	6,387	40,001
Transfer from land to projects under development	18,538	228
Transfer from projects under development to land	1,816	—
Receipt of promissory note for expense reimbursement	500	—
Forfeitures of restricted stock	114	60
Transfer from investment in joint venture upon consolidation of 905 Juniper to:
Projects under development	(8,940)	—
Restricted cash	(1,098)	—
Notes and other receivables	(2,077)	—
Notes payable	2,548	—
Accounts payable and accrued liabilities	1,619	—
Minority interest	875	—
5. NOTES PAYABLE AND INTEREST EXPENSE
     The following table summarizes the terms and amounts of the notes payable outstanding at June 30, 2005 ($ in thousands):

		Term/
		Amortization		Balance
		Period	Final	at June 30,
Description	Rate	(Years)	Maturity	2005

Credit facility (a maximum of $325,000), unsecured	Floating based on LIBOR	3/N/A	9/14/07	$47,820
Note secured by Company’s interest in CSC Associates, L.P.	6.96%	10/20	3/01/12	142,443
The Avenue East Cobb mortgage note	8.39%	10/30	8/01/10	37,279
Meridian Mark Plaza mortgage note	8.27%	10/28	9/01/10	24,150
333/555 North Point Center East mortgage note	7.00%	10/25	11/01/11	30,546
100/200 North Point Center East mortgage note (interest only until 12/31/05)	7.86%	10/25	8/01/07	22,365
Note payable, unsecured	8.04%	10/30	8/15/05	18,939
600 University Park Place mortgage note	7.38%	10/30	8/10/11	13,436
Lakeshore Park Plaza mortgage note	6.78%	10/30	11/01/08	9,491
905 Juniper construction loan	LIBOR + 2.0%	3/N/A	12/01/07	2,548
Other miscellaneous notes	Various	Various	Various	1,049

Notes payable				$350,066

     The Company had $47.8 million drawn on its $325 million revolving credit facility as of June 30, 2005 and, net of $33.8 million reserved for outstanding letters of credit, the Company had $243.4 million available for future borrowings under this facility.

     For the three and six months ended June 30, 2005 and 2004, interest expense was recorded as follows ($ in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Incurred	$6,449	$9,888	$12,590	$19,964
Amounts classified as discontinued operations	—	(2,011)	—	(4,028)
Capitalized	(4,346)	(3,433)	(7,706)	(6,773)

Expensed	$2,103	$4,444	$4,884	$9,163

6. EARNINGS PER SHARE
     Net income per share-basic is calculated as net income available to common stockholders divided by the weighted average number of common shares outstanding during the period. Net income per share-diluted is calculated as net income available to common stockholders divided by the diluted weighted average number of common shares outstanding during the period. Diluted weighted average number of common shares is calculated to reflect the potential dilution under the treasury stock method that would occur if stock options, restricted stock or other contracts to issue common stock were exercised and resulted in additional common shares outstanding. The numerators used in the Company’s per share calculations are the same for both basic and diluted net income per share. Weighted average shares-basic and weighted average shares-diluted were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Weighted average shares — basic	49,924	48,750	49,856	48,693
Dilutive potential common shares	1,662	1,655	1,735	1,735

Weighted average shares — diluted	51,586	50,405	51,591	50,428

Anti-dilutive options not included	892	640	892	36

7. STOCK-BASED COMPENSATION
     The Company has several stock-based compensation plans that are described in Note 5 of “Notes to Consolidated Financial Statements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. The Company has elected to account for its plans under Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees,” which requires the recording of compensation expense for some, but not all, stock-based compensation, rather than the alternative accounting permitted by SFAS No. 123, “Accounting for Stock-Based Compensation.” No stock-based compensation was reflected in the condensed consolidated statements of income for options granted under the plans, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.
     For purposes of the pro forma disclosures required by SFAS No. 123 and SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure,” the Company has computed the value of all stock grants and stock options granted during the three and six months ended June 30, 2005 and 2004 using the Black-Scholes option pricing model. If the Company had accounted for its stock-based compensation awards in accordance with SFAS No. 123, pro forma results would have been as follows ($ in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income available to common stockholders, as reported	$6,466	$45,707	$11,991	$56,549
Add: Stock-based employee compensation expense included in reported net income, net of related tax effect	733	378	1,468	219
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effect	(1,544)	(1,072)	(3,014)	(1,064)

Pro forma net income available to common stockholders	$5,655	$45,013	$10,445	$55,704

Net income per common share:
Basic — as reported	$.13	$.94	$.24	$1.16

Basic — pro forma	$.11	$.92	$.21	$1.14

Diluted — as reported	$.13	$.91	$.23	$1.12

Diluted — pro forma	$.11	$.90	$.20	$1.10

8. DISCONTINUED OPERATIONS
     SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” requires that the gains and losses from the disposition of certain real estate assets and the related historical operating results be included in a separate section, discontinued operations, in the condensed consolidated statements of income for all periods presented.
     During 2004, the Company sold six properties that met the criteria for classification as discontinued operations:

	Square
Property	Footage	Location	Type
101 Second Street	387,000	San Francisco, CA	Office
55 Second Street	379,000	San Francisco, CA	Office
Northside/Alpharetta I	103,000	Atlanta, GA	Medical Office
Northside/Alpharetta II	198,000	Atlanta, GA	Medical Office
The Shops of Lake Tuscaloosa	62,000	Tuscaloosa, AL	Retail
Rocky Creek Properties	N/A	Macon, GA	Retail
     In the second quarter of 2005, Hanover Square South, a 193,000 square foot retail center, of which the Company owns approximately 69,000 square feet, in Richmond, Virginia, was under contract to sell and met the criteria for classification as discontinued operations.
     The following table details the components of income from discontinued operations ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Rental property revenues	$209	$7,699	$286	$15,648
Rental property operating expenses	(28)	(2,279)	(47)	(5,137)
Depreciation and amortization	(31)	(1,879)	(68)	(4,197)
Interest expense	—	(2,011)	—	(4,028)
Provision for income taxes	(41)	—	(24)	—

Income from discontinued operations	$109	$1,530	$147	$2,286

9. REPORTABLE SEGMENTS
     The Company has four reportable segments: Office/Multi-Family, Retail, Land, and Industrial. The Office division began developing multi-family properties in the fourth quarter of 2004 and changed its name to the Office/Multi-Family division in the second quarter of 2005. The Office/Multi-family division develops, leases and manages owned and third-party owned office buildings and invests in and/or develops for-sale multi-family real estate products. The Retail and Industrial divisions develop, lease and manage retail and industrial centers, respectively. The Land Division owns various tracts of land that are held for investment or future development. The Land Division also develops single-family residential communities that are parceled into lots and sold to various home builders or sold as undeveloped tracts of land. The Company’s reportable segments are categorized based on the type of product the division provides. The divisions are managed separately because each product they provide has separate and distinct development issues, leasing and/or sales strategies and management issues. The unallocated and other category in the following table includes general corporate overhead costs not specific to any segment and also includes interest expense, as financing decisions are not generally made at the reportable segment level.
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

     The following tables summarize the operations of the Company’s reportable segments for the three and six months ended June 30, 2005 and 2004. The notations (100%) and (JV) used in the following tables indicate wholly-owned and unconsolidated joint ventures, respectively, and all amounts are in thousands.

	Office/Multi-
	Family	Retail	Land	Industrial	Unallocated
Three Months Ended June 30, 2005	Division	Division	Division	Division	and Other	Total
Rental property revenues — continuing (100%)	$16,238	$8,342	$—	$—	$—	$24,580
Rental property revenues — discontinued (100%)	53	156	—	—	—	209
Development income, management fees and leasing and other fees (100%)	3,467	292	210	—	—	3,969
Other income (100%)	—	—	4,449	—	414	4,863

Total revenues from consolidated entities	19,758	8,790	4,659	—	414	33,621

Rental property operating expenses — continuing (100%)	(7,089)	(2,634)	—	—	—	(9,723)
Rental property operating expenses — discontinued (100%)	(12)	(16)	—	—	—	(28)
Other expenses — continuing (100%)	(2,378)	(899)	(3,479)	19	(8,075)	(14,812)
Provision for income taxes from operations — continuing (100%)	—	—	—	—	(1,057)	(1,057)
Provision for income taxes from operations — discontinued (100%)	—	(41)	—	—	—	(41)

Total expenses from consolidated entities	(9,479)	(3,590)	(3,479)	19	(9,132)	(25,661)

Rental property revenues (JV)	8,245	725	—	—	—	8,970
Other income (JV)	2,086		1,835	—	—	3,921
Rental property operating expenses (JV)	(2,520)	(169)	—	—	—	(2,689)
Other expense (JV)	(1,572)	—	(39)	—	(666)	(2,277)

Funds from operations from unconsolidated joint ventures	6,239	556	1,796	—	(666)	7,925

Gain on sale of undepreciated investment properties	—	—	5,512	—	—	5,512
Preferred stock dividends	—	—	—	—	(3,812)	(3,812)

Funds from operations available to common stockholders	16,518	5,756	8,488	19	(13,196)	17,585

Depreciation and amortization — continuing (100%)	(5,877)	(2,960)	—	—	—	(8,837)
Depreciation and amortization — discontinued (100%)	—	(31)	—	—	—	(31)
Depreciation and amortization (JV)	(1,916)	(220)	(145)	—	—	(2,281)
Gain on sale of investment properties, net of applicable income tax provision — continuing (100%)	27	39	—	—	—	66
Gain on sale of investment properties, net of applicable income tax provision (JV)	(36)	—	—	—	—	(36)

Net income available to common stockholders	$8,716	$2,584	$8,343	$19	$(13,196)	$6,466

	Office/Multi-	Retail		Industrial	Unallocated
Six Months Ended June 30, 2005	Family Division	Division	Land Division	Division	and Other	Total
Rental property revenues — continuing (100%)	$32,271	$16,165	$—	$—	$—	$48,436
Rental property revenues — discontinued (100%)	59	227	—	—	—	286
Development income, management fees and leasing and other fees (100%)	6,756	601	464	—	—	7,821
Other income (100%)	—	—	6,060	—	719	6,779

Total revenues from consolidated entities	39,086	16,993	6,524	—	719	63,322

Rental property operating expenses — continuing (100%)	(13,790)	(5,045)	—	—	—	(18,835)
Rental property operating expenses — discontinued (100%)	(31)	(16)	—	—	—	(47)
Other expenses — continuing (100%)	(4,269)	(1,495)	(5,237)	(129)	(17,370)	(28,500)
Provision for income taxes from operations — continuing (100%)	—	—	—	—	(1,926)	(1,926)
Provision for income taxes from operations — continuing (100%)	—	(24)	—	—	—	(24)

Total expenses from consolidated entities	(18,090)	(6,580)	(5,237)	(129)	(19,296)	(49,332)

Rental property revenues (JV)	16,529	1,429	—	—	—	17,958
Other income (JV)	2,086	—	3,623	—	—	5,709
Rental property operating expenses (JV)	(5,117)	(336)	—	—	—	(5,453)
Other expense (JV)	(1,572)	—	(78)	—	(1,335)	(2,985)

Funds from operations from unconsolidated joint ventures	11,926	1,093	3,545	—	(1,335)	15,229

Gain on sale of undepreciated investment properties	—	—	12,278	—	—	12,278
Preferred stock dividends	—	—	—	—	(7,625)	(7,625)

Funds from operations available to common stockholders	32,922	11,506	17,110	(129)	(27,537)	33,872

Depreciation and amortization — continuing (100%)	(11,743)	(5,788)	—	—	—	(17,531)
Depreciation and amortization — discontinued (100%)	(37)	(31)	—	—	—	(68)
Depreciation and amortization (JV)	(4,109)	(419)	(230)	—	—	(4,758)
Gain on sale of investment properties, net of applicable income tax provision — continuing (100%)	52	75	—	—	—	127
Gain on sale of investment properties, net of applicable income tax provision — discontinued (100%)	37	—	—	—	—	37
Gain on sale of investment properties, net of applicable income tax provision (JV)	312	—	—	—	—	312

Net income available to common stockholders	$17,434	$5,343	$16,880	$(129)	$(27,537)	$11,991

Total Assets	$559,376	$348,086	$107,968	$13,059	$33,226	$1,061,715

Investment in unconsolidated joint ventures	$116,088	$10,912	$81,837	$—	$—	$208,837

Reconciliation to Consolidated Revenues

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Rental property revenues — continuing (100%)	$24,580	$26,386	$48,436	$55,136
Development income, management fees and leasing and other fees (100%)	3,969	3,967	7,821	7,196
Residential lot and outparcel sales	4,449	4,366	6,060	8,254
Interest and other	414	107	719	555

Total consolidated revenues	$33,412	$34,826	$63,036	$71,141

	Office	Retail	Land	Industrial	Unallocated
Three Months Ended June 30, 2004	Division	Division	Division	Division	and Other	Total
Rental property revenues — continuing (100%)	$19,988	$6,398	$—	$—	$—	$26,386
Rental property revenues — discontinued (100%)	7,506	193	—	—	—	7,699
Development income, management fees and leasing and other fees (100%)	3,127	350	490	—	—	3,967
Other income (100%)	—	800	3,566	—	107	4,473

Total revenues from consolidated entities	30,621	7,741	4,056	—	107	42,525

Rental property operating expenses — continuing (100%)	(6,802)	(1,654)	—	—	—	(8,456)
Rental property operating expenses — discontinued (100%)	(2,231)	(48)	—	—	—	(2,279)
Other expenses — continuing (100%)	(4,262)	(2,359)	(3,511)	(113)	(7,606)	(17,851)
Other expenses — discontinued (100%)	—	—	—	—	(2,011)	(2,011)
Provision for income taxes from operations — continuing (100%)	—	—	—	—	(17)	(17)

Total expenses from consolidated entities	(13,295)	(4,061)	(3,511)	(113)	(9,634)	(30,614)

Rental property revenues — (JV)	21,855	684	—	—	—	22,539
Other income (JV)	—	—	1,469	—	—	1,469
Rental property operating expenses — (JV)	(6,149)	(159)	—	—	—	(6,308)
Other expense (JV)	—	—	(7)	—	(3,668)	(3,675)

Funds from operations from unconsolidated joint ventures	15,706	525	1,462	—	(3,668)	14,025

Gain on sale of undepreciated investment properties	1,048	—	219	—	—	1,267
Preferred stock dividends	—	—	—	—	(1,937)	(1,937)

Funds from operations available to common stockholders	34,080	4,205	2,226	(113)	(15,132)	25,266

Depreciation and amortization — continuing (100%)	(5,620)	(2,464)	—	—	—	(8,084)
Depreciation and amortization — discontinued (100%)	(1,831)	(48)	—	—	—	(1,879)
Depreciation and amortization — (JV)	(4,590)	(222)	(17)	—	—	(4,829)
Gain on sale of investment properties, net of applicable income tax provision — continuing (100%)	34,570	52	—	—	611	35,233

Net income available to common stockholders	$56,609	$1,523	$2,209	$(113)	$(14,521)	$45,707

	Office	Retail	Land	Industrial	Unallocated
Six Months Ended June 30, 2004	Division	Division	Division	Division	and Other	Total
Rental property revenues — continuing (100%)	$42,303	$12,833	$—	$—	$—	$55,136
Rental property revenues — discontinued (100%)	15,263	385	—	—	—	15,648
Development income, management fees and leasing and other fees (100%)	5,789	709	698	—	—	7,196
Other income (100%)	—	800	7,454	—	555	8,809

Total revenues from consolidated entities	63,355	14,727	8,152	—	555	86,789

Rental property operating expenses — continuing (100%)	(13,783)	(3,424)	—	—	—	(17,207)
Rental property operating expenses — discontinued (100%)	(5,051)	(86)	—	—	—	(5,137)
Other expenses — continuting (100%)	(8,469)	(3,841)	(6,790)	(113)	(15,255)	(34,468)
Other expenses — discontinued (100%)	—	—	—	—	(4,028)	(4,028)
Provision for income taxes from operations — continuing (100%)	—	—	—	—	(853)	(853)

Total expenses from consolidated entities	(27,303)	(7,351)	(6,790)	(113)	(20,136)	(61,693)

Rental property revenues — (JV)	41,169	1,347	—	—	—	42,516
Other Income (JV)	—	—	4,158	—	924	5,082
Rental property operating expenses — (JV)	(12,274)	(340)	—	—	—	(12,614)
Other expense (JV)	—	—	(57)	—	(7,121)	(7,178)

Funds from operations from unconsolidated joint ventures	28,895	1,007	4,101	—	(6,197)	27,806

Gain on sale of undepreciated investment properties	1,048	—	2,186	—	—	3,234
Preferred stock dividends	—	—	—	—	(3,875)	(3,875)

Funds from operations available to common stockholders	65,995	8,383	7,649	(113)	(29,653)	52,261

Depreciation and amortization — continuing (100%)	(12,351)	(5,590)	—	—	—	(17,941)
Depreciation and amortization — discontinued (100%)	(4,097)	(100)	—	—	—	(4,197)
Depreciation and amortization — (JV)	(9,080)	(445)	(29)	—	—	(9,554)
Gain on sale of investment properties, net of applicable income tax provision — continuing (100%)	34,610	111	—	—	611	35,332
Gain on sale of investment properties, net of applicable income tax provision — discontinued (100%)	—	648	—	—	—	648

Net Income available to common stockholders	$75,077	$3,007	$7,620	$(113)	$(29,042)	$56,549

Total Assets	$795,633	$245,027	$91,409	$—	$33,235	$1,165,304

Investment in unconsolidated joint ventures	$109,739	$15,276	$53,488	$—	$—	$178,503

10. SUBSEQUENT EVENTS
     On July 1, 2005, 285 Venture, LLC, a venture in which the Company has a 50% ownership interest, sold 1155 Perimeter Center West, a 365,000 square foot office building in Atlanta, Georgia. The sales price was $49,294,000, and the Company’s share of the gain was approximately $1.3 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Three and Six Months Ended June 30, 2005 and 2004
Overview:
     Cousins Properties Incorporated (the “Company”) is a real estate development company with experience in the development, leasing, financing and management of office and retail properties in addition to residential land development. In 2004, the Company formed an industrial division for the purpose of developing industrial properties, and in the second quarter of 2005, the Company added for-sale multi-family products to its mix. As of June 30, 2005, the Company held interests directly or through joint ventures in 25 office buildings totaling 7.8 million square feet, 14 retail properties totaling 3.4 million square feet, one industrial property totaling 0.4 million square feet and 1,070 developed residential land lots held for sale. Included in the totals above are eight office, retail, and industrial projects under development or redevelopment totaling 2.5 million square feet. The Company also has two condominium projects and 21 residential communities under development owned directly or through joint ventures; the residential communities have approximately 12,800 lots remaining to be developed and/or sold. In addition, the Company owns directly or through joint ventures approximately 3,300 acres of land held for investment or future development.
     The Company’s strategy is to produce strong stockholder returns by creating value through the development of high quality, well-located office, retail, industrial, multi-family and residential land properties. The Company has developed substantially all of the real estate assets it owns and operates. A key element in the Company’s strategy is to actively manage its portfolio of investment properties and at the appropriate times, to engage in timely and strategic dispositions of developed property in an effort to maximize the value of the assets it has created, generate capital for additional development properties and/or return a portion of the value created to its stockholders.
     During 2004, the Company and its joint ventures sold $1.3 billion in income producing assets which allowed it to reduce indebtedness and pay a special dividend to its stockholders. As a result, operating results in the first half of 2005 were lower than the comparable period of 2004, and management expects operating results during the remainder of 2005 will continue to be lower than those of 2004. However, the Company has added projects to its development pipeline that are expected to create value and increase results of operations in future periods. The Company’s capacity for development activity was enhanced by the asset sales and a $100 million preferred stock offering that closed in the fourth quarter of 2004. As of June 30, 2005, the Company had available cash on hand of $13.2 million and $243.4 million available (after deducting letters of credit) under its unsecured revolving credit facility. The Company’s debt to total market capitalization ratio (see below) was a relatively low 17% as of June 30, 2005.
     Significant events during the quarter ended June 30, 2005 included the following:
•	Commenced construction of a 24-story office building, 3280 Peachtree at Terminus, containing approximately 536,000 square feet of office and 72,000 square feet of retail and restaurant space.

•	Commenced construction of a 416,000 square foot industrial building at King Mill Distribution Park.

•	Commenced construction of San Jose MarketCenter, a 355,000 square foot retail center, of which the Company expects to own 212,000 square feet, in San Jose, California.

•	Through a joint venture with the Related Group of Florida, commenced construction of 50 Biscayne, a 529-unit residential condominium development in Miami, Florida.

•	Through a joint venture with The Gellerstedt Group, began recognizing profits at 905 Juniper, a 117-unit residential condominium development in Atlanta, Georgia.

•	Acquired The Gellerstedt Group to enhance the Company’s multi-family product focus.

•	Commenced operations of Inhibitex, a 51,000 square foot medical office building in Atlanta, Georgia.

•	Sold land parcels at Wildwood, North Point and The Lakes of Cedar Grove for an aggregate sales price of $10.4 million, generating aggregate gains of $5.5 million.
Results of Operations:
     Rental Property Revenues. Rental property revenues decreased approximately $1.8 million and $6.7 million in the three and six months ended June 30, 2005, respectively, compared to the same periods in 2004.
     Rental property revenues from the Company’s office portfolio decreased approximately $3.8 million and $10.0 million in the three and six month 2005 periods, respectively, compared to the three and six month 2004 periods. Approximately $4.3 million and $9.7 million of the decrease for the three and six month 2005 periods, respectively, is due to the sale of three office buildings in the first and second quarters of 2004: 333 John Carlyle (153,000 square feet), 1900 Duke Street (97,000 square feet), both located in Alexandria, Virginia, and 101 Independence Center (526,000 square feet), located in Charlotte, North Carolina. Since the Company retained management of these buildings, the results were not reflected in discontinued operations in the accompanying consolidated statements of income. In addition, rental property revenues from One Georgia Center decreased approximately $677,000 and $1.8 million in the three and six month 2005 periods, respectively, as this property’s average economic occupancy decreased from 64% in 2004 to 16% in 2005 for the comparable six-month periods. Also contributing to the decrease in rental property revenues for the office division was a decrease of approximately $518,000 and $1.1 million for the three and six month 2005 periods, respectively, from The Inforum, as its average economic occupancy for the six month periods decreased from 91% in 2004 to 84% in 2005. Further contributing to the decrease was a decrease of approximately $1.4 million at 555 North Point Center East for the six month 2005 period as a result of a termination fee received in the first half of 2004. Partially offsetting these decreases was an increase in rental property revenues of approximately $1.6 million and $3.9 million in the three and six month 2005 periods, respectively, from Frost Bank Tower, which became partially operational in January 2004.
     Rental property revenues from the Company’s retail portfolio increased approximately $1.9 million and $3.3 million in the three and six month 2005 periods, respectively, compared to the same 2004 periods. The increase is primarily due to the opening in November 2004 of Phase I of the Avenue Viera, a 361,000 square foot retail center, of which the Company owns approximately 286,000 square feet, in Viera, Florida. The Avenue Viera contributed approximately $1.1 million and $1.9 million to the three and six month 2005 increases, respectively.
     Rental Property Operating Expenses. Rental property operating expenses increased approximately $1.3 million and $1.6 million in the three and six months ended June 30, 2005, respectively, compared to the same periods in 2004. The Avenue Viera and Frost Bank Tower became partially operational in 2004, which accounted for an increase in operating expenses of approximately $1.6 million and $3.0 million for the three and six month 2005 periods, respectively. In addition, increased property taxes and allocated general and administrative costs further increased costs. Partially offsetting these increases was approximately $1.1 million and $2.6 million in decreased costs in the three and six month 2005 periods, respectively, due to the sales in 2004 of the three office buildings discussed above.
     Residential Lot and Outparcel Sales and Cost of Sales. Residential lot and outparcel sales decreased approximately $2.2 million in the six month 2005 period as lot sales decreased from 109 lots for the six month 2004 period to 64 lots for the same 2005 period.
     Residential lot and outparcel cost of sales decreased approximately $1.5 million in the six months ended June 30, 2005 compared to the same period in 2004. The decrease in cost of sales is disproportionate to the decrease in sales due both to fluctuations between 2004 and 2005 in the gross profit percentages used at the residential developments and to the mix of sales, as different residential projects have varied gross profit percentages.
     General and Administrative Expenses. General and administrative expenses decreased approximately $388,000 in the three month 2005 period compared to the same 2004 period and increased approximately $305,000 in the six month 2005 period compared to the same 2004 period. Salaries and related benefits have increased for the Company for both periods due to the addition of new personnel, including those associated with the newly formed Industrial Division. Capitalization of salaries, which reduces general and administrative expenses, has increased in 2005 due to the addition of projects under development, which caused the decrease in the three month 2005 period and partially offset the increase in the six month 2005 period.
     Interest Expense. Interest expense decreased approximately $2.3 million and $4.3 million in the three and six months ended June 30, 2005, respectively, primarily due to the aforementioned sales of three office buildings in 2004, which decreased interest expense by approximately $1.3 million and $3.1 million in the three and six month 2005 periods, respectively. The decrease is also due to lower amounts drawn on the Company’s credit facility in 2005 and to higher amounts of capitalized interest due to the higher number of projects under development in 2005.
     Income from Unconsolidated Joint Ventures. (All amounts reflect the Company’s share of joint venture income based on its ownership interest in each joint venture.) Income from unconsolidated joint ventures decreased approximately $3.6 million and $7.5 million in the three and six months ended June 30, 2005, respectively, compared to the same periods in 2004. This decrease is attributable to the following:
•	Income from Wildwood Associates decreased approximately $1.4 million and $2.4 million in the three and six month 2005 periods, respectively, due to the sales of its operating properties in 2004.

•	Income from 285 Venture, LLC decreased approximately $2.1 million and $2.4 million in the three and six month 2005 periods, respectively. The Company recognized approximately $2.5 million as a lease termination fee in the second quarter of 2004 for its share of a bankruptcy claim filed against Mirant Corporation, who was the 99% tenant of 1155 Perimeter Center West, the building the venture owned.

•	Income from 905 Juniper increased approximately $514,000 in both the three and six month 2005 periods. This entity is developing a 117-unit residential condominium project in midtown Atlanta, Georgia and began recognizing profits under the percentage of completion method on certain sold units in the second quarter of 2005.

•	Income from Temco Associates decreased approximately $1.7 million in the six month 2005 period due to a decrease in the number of lots sold from 262 in the first six months of 2004 to 212 in the first six months of 2005 and to a decrease in profits from land tract sales of approximately $909,000.

•	Income from CPI/FSP I decreased approximately $1.2 million in the six month 2005 period due to the sale of Austin Research Park Buildings III and IV in September 2004.

•	Income from CL Realty, L.L.C. increased approximately $1.1 million in the six month 2005 period mainly due to an increase in lots sold from 353 in the six month 2004 period to 439 in the same 2005 period.

•	Income from MC Dûsseldorf Holdings, B.V. (“MCDH”) decreased approximately $924,000 in 2005. The Company held a 50% interest in MCDH, which owned 60% of an entity which developed an office building in Dûsseldorf, Germany. In the first half of 2004, MCDH favorably settled some outstanding tax items and, as a result, the Company recognized income and a distribution in excess of the Company’s investment in MCDH. The Company no longer has an interest in these entities.
     Provision for Income Taxes from Operations. Provision for income taxes from operations increased approximately $1.0 million and $1.1 million in the three and six month 2005 periods, respectively, compared to the same 2004 periods. This increase is partially due to the recognition of income on condominium sales from 905 Juniper, in which CREC is a 72% partner, and to the reimbursement in 2005 of $500,000 of predevelopment costs expensed by CREC in 2004. Additionally, a reversal of approximately $374,000 was made in the second quarter of 2004 for previously accrued income taxes that were determined not to be owed, which also contributed to the 2005 increases.
     Gain on Sale of Investment Properties. Gain on sale of investment properties, net of applicable income tax provision, decreased approximately $30.9 million and $26.2 million in the three and six month 2005 periods, respectively. The 2005 gain consisted of the following: the sale of undeveloped land at the North Point/Westside mixed use project ($3.9 million); the sale of undeveloped land at Wildwood Office Park ($7.3 million); the sale of undeveloped land at The Lakes at Cedar Grove ($1.1 million) and the amortization of deferred gain from CP Venture ($0.1 million). The 2004 gain consisted of the following: the sale of the 333 John Carlyle and 1900 Duke Street office buildings ($34.5 million); the sale of Ridenour land ($1.1 million); the sale of undeveloped land at the North Point/Westside mixed use project ($2.2 million); a true-up of gain from the 1996 sale of Lawrenceville MarketCenter as certain taxes were determined to not be owed on that transaction ($0.6 million); and the amortization of deferred gain from CP Venture ($0.2 million).
     Discontinued Operations. Income from discontinued operations (including gain on sale of investment properties) decreased approximately $1.4 million and $2.8 million for the three and six months ended June 30, 2005, respectively. As discussed in Note 8, the Company sold six properties in 2004 that were classified as discontinued operations. There was one property in 2005, Hanover Square South, with operations included in discontinued operations, and there were no property sales in the six months ended June 30, 2005.
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

($ in thousands)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net Income Available to Common Stockholders	$6,466	$45,707	$11,991	$56,549
Depreciation and amortization:
Consolidated properties	9,523	8,784	18,895	19,276
Discontinued properties	31	1,879	68	4,197
Share of unconsolidated joint ventures	2,285	4,837	4,828	9,572
Depreciation of furniture, fixtures and equipment and amortization of specifically identifiable intangible assets:
Consolidated properties	(686)	(700)	(1,364)	(1,335)
Share of unconsolidated joint ventures	(4)	(8)	(70)	(18)
Gain on sale of investment properties, net of applicable income tax provision:
Consolidated	(5,578)	(36,500)	(12,405)	(38,566)
Discontinued properties	—	—	(37)	(648)
Share of unconsolidated joint ventures	36	—	(312)	—
Gain on sale of undepreciated investment properties	5,512	1,267	12,278	3,234

Funds From Operations Available to Common Stockholders	$17,585	$25,266	$33,872	$52,261

Liquidity and Capital Resources:
     Financial Condition.
     Historically, the Company’s capital structure has consisted of common equity and debt. In 2003 and 2004 the Company added perpetual preferred stock to its capital. The Company’s debt structure has historically consisted primarily of non-recourse, fixed rate mortgage loans in addition to an unsecured revolving credit facility. The Company has maintained its ratio of debt to total market capitalization at less than 50% over the past several years with a combination of asset sales and issuances of preferred stock.
     At June 30, 2005, the Company’s notes payable included the following ($ in thousands):

Floating Rate Credit Facility	$47,820
Other Debt (primarily non-recourse fixed rate mortgages)	302,246

$350,066

     The Company’s debt balances above represented 17% of total market capitalization (common and preferred shares outstanding multiplied by respective closing share prices at June 30, 2005 plus debt). This ratio has increased from 15% at December 31, 2004 but is lower than the ratios at December 31, 2003 and 2002 which were 24% and 36%, respectively. Management expects the Company’s debt to total market capitalization ratio to increase throughout the remainder of 2005 as it intends to fund a substantial portion of development activities with indebtedness.
     The Company had $47.8 million drawn on its $325 million revolving credit facility as of June 30, 2005 and, net of $33.8 million reserved for outstanding letters of credit, the Company had $243.4 million available for future borrowings under this facility. In addition, the Company had $13.2 million of available cash on hand.
     The Company was subject to the following contractual obligations and commitments as of June 30, 2005 ($ in thousands):

		Less than			After
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Contractual Obligations:
Company long-term debt (excludes interest expense):
Unsecured notes payable	$66,896	$18,965	$47,880	$51	$—
Mortgage debt	283,170	5,640	35,029	19,817	222,684
Operating leases (ground leases)	46,645	306	669	670	45,000
Operating leases (offices)	3,156	1,671	1,391	94	—

Total Contractual Obligations	$399,867	$26,582	$84,969	$20,632	$267,684

Commitments:
Letters of Credit	$33,846	$33,846	$—	$—	$—
Performance bonds	18,586	17,912	674	—	—
Estimated development commitments	261,918	173,797	88,121	—	—
Unfunded tenant improvements	6,907	6,907	—	—	—

Total Commitments	$321,257	$232,462	$88,795	$—	$—

     As of June 30, 2005, the Company had nine consolidated office, condominium, retail and industrial projects under active development or redevelopment. In addition, the Company has other projects in various stages of pre-development. The estimated development commitments in the table above do not include projects currently in the pre-development stage which may become active development projects. In addition, the Company had 21 residential communities under development directly or through joint ventures in which approximately 12,800 lots remain to be developed and/or sold. Additional capital will be required to fund completion of these lots, which is not reflected in the above totals. The Company intends to fund its development projects in the short term with cash on hand and with indebtedness. Options for debt financing of these development costs include, but are not limited to, the following:
•	Draws on the Company’s credit facility;

•	Construction loan facilities (secured and unsecured);

•	Secured, long-term financing on operating properties.
     In addition, as a part of the Company’s active management of its investment properties, the Company may also selectively and strategically contribute one or more properties to joint ventures or sell properties to third parties.
     The Company also has approximately $100 million available under a Form S-3 shelf registration statement through which it may issue shares of common stock, preferred stock or debt securities.
     Over the long term, the Company will evaluate its capital structure and its portfolio of assets and may consider disposing of assets to monetize the value creation of its developed assets and to reduce indebtedness. The Company will continue to evaluate all of its financing options and select from its alternatives based on market conditions at the time.
     Cash Flows.
     The following cash flow information gives effect to the restatement discussed in Note 4:
     Cash Flows from Operating Activities. Net cash provided by operating activities decreased approximately $14.8 million in the six months ended June 30, 2005. This decrease is the result of lower net cash received from the operations of its office and retail properties due to the aforementioned sales of properties during 2004. The reduction from the properties sold is partially offset by a corresponding decrease in depreciation and amortization and by the completion of development and commencement of operations of several new properties during 2004 and 2005.
     Cash Flows from Investing Activities. Net cash used in investing activities increased approximately $103.2 million in the six months ended June 30, 2005. Contributing to the increase was higher property acquisition and development expenditures which increased approximately $36.7 million. Included in property acquisition and development expenditures during the six months ended June 30, 2005 were the acquisition of land for the Terminus project in Atlanta and the acquisition of land in suburban Atlanta in connection with the Company’s King Mill industrial project. Also contributing to the increase in cash used in investing activities was a decrease in proceeds from investment property sales of $69.4 million due to the aforementioned 2004 property sales. Partially offsetting these increases was a decrease in investments in notes receivable of approximately $8.0 million as the Company made no significant advances for notes receivable in the six months ended June 30, 2005.
     Cash Flows from Financing Activities. Net cash from financing activities increased approximately $42.9 million in the six month 2005 period. The primary reason for this increase was due to the repayment of notes payable in 2004 in conjunction with the property sales. Partially offsetting the increase in net cash provided by financing activities was an increase in preferred dividends paid as a result of the issuance of the Series B Preferred Stock in December 2004.
Critical Accounting Policies:
     There has been no material change in the Company’s critical accounting policies from that disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, with the addition of the following.

     One of the unconsolidated joint ventures in which the Company is a partner began recognizing profits from sales of condominium units in the second quarter of 2005 utilizing the percentage of completion method and following the guidelines as outlined in SFAS 66. This unconsolidated joint venture was consolidated effective June 30, 2005 (see Note 2 contained herein), and the Company will be recognizing sales and cost of sales in its statement of income from that point forward. The percentage of completion method involves significant estimates, particularly in determining the profit percentage to be realized on the overall project and the percentage that construction is complete at particular points during the project. If the Company inaccurately estimates costs to construct the project or the estimated profit percentage, expected results could differ from recorded results.
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
     As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer along with the Chief Financial Officer, of the effectiveness, design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based upon the foregoing, the Chief Executive Officer along with the Chief Financial Officer concluded that our disclosure controls and procedures are effective at providing reasonable assurance that all material information required to be included in our Exchange Act reports is reported in a timely manner. In addition, based on such evaluation we have identified no changes in our internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following table contains information about the Company’s purchases of its equity securities during the second quarter of 2005:

			Total Number of Shares
	Total Number		Purchased as	Maximum Number of
	of Shares	Average Price	Part of Publicly	Shares That May Yet Be
	Purchased	Paid Per Share	Announced Plan (1)	Purchased Under Plan
April 1-30	—	$—	—	5,000,000
May 1-31	—	—	—	5,000,000
June 1-30	—	—	—	5,000,000

Total	—	$—	—	5,000,000

(1)	On April 15, 2004, the Board of Directors of the Company authorized a stock repurchase plan, which expires April 15, 2006, of up to 5,000,000 shares of the Company’s common stock. No purchases were made under this plan in the second quarter of 2005.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     The Company’s Annual Meeting of Stockholders was held on May 10, 2005. The following proposals were adopted by the stockholders of the Company at the annual meeting:
(i)	The election of ten Directors.

The vote on the above was:

		Withheld
	For	Authority
Thomas D. Bell, Jr.	44,900,735	1,096,462
Erskine B. Bowles	43,464,212	2,532,985
Richard W. Courts, II	40,610,812	5,386,385
Thomas G. Cousins	44,899,696	1,097,501
Lillian C. Giornelli	45,574,026	423,171
S. Taylor Glover	45,529,838	467,359
James H. Hance, Jr.	42,659,294	3,337,903
Boone A. Knox	44,039,861	1,957,336
John J. Mack	35,757,136	10,240,061
William Porter Payne	43,519,143	2,478,054
As reported on Form 8-K dated July 26, 2005, John J. Mack resigned from the Company’s Board of Directors.

(ii)	A proposal to approve an amendment to the 1999 Incentive Stock Plan to increase the number of shares of common stock available under the 1999 Incentive Stock Plan by 950,000 shares.

The vote on the above was:

For	32,450,923
Against	5,955,132
Abstain	355,460
Broker Non-Votes	7,235,682
Item 5. Other Information
(a)	Effective on May 10, 2005, upon approval by the shareholders at the Company’s annual meeting, the Company adopted an amendment to the 1999 Stock Incentive Plan (the “Plan”) to increase the number of shares of common stock available under the Plan by 950,000 shares. A description of the material terms of the Plan are set forth under the heading “Amendment to the 1999 Incentive Stock Plan” in the Company’s Proxy Statement filed with the Securities and Exchange Commission on April 8, 2005, which description is hereby incorporated into this Item 5 by reference. The text of the Plan, as amended and restated as of May 10, 2005, is set forth in Annex B to the Company’s Proxy Statement, which text is hereby incorporated into this Item 5 by reference. The Plan, as amended and restated, is also incorporated by reference in Exhibit 10(a)(ii) to this Quarterly Report on Form 10-Q.
Item 6. Exhibits
3.1	Restated and Amended Articles of Incorporation of the Registrant, as amended December 15, 2004, filed as Exhibit 3(a)(i) to the Registrant’s Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.

3.2	Bylaws of the Registrant, as amended April 29, 1993, filed as Exhibit 3.2 to the Registrant’s Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference.

10(a)(ii)	Cousins Properties Incorporated 1999 Incentive Stock Plan, as amended and restated, approved by the Stockholders on May 10, 2005, filed as Annex B to the Registrant’s Proxy Statement dated April 8, 2005, and incorporated herein by reference.

11	Computation of Per Share Earnings*

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Data required by SFAS No. 128, “Earnings Per Share,” is provided in Note 6 to the consolidated financial statements included in this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COUSINS PROPERTIES INCORPORATED

/s/ James A. Fleming

James A. Fleming
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)
August 9, 2005