Form 10-Q
period 2005-09-30
COUSINS PROPERTIES INC
filed 2005-11-09
CIK 25232

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
     As of October 31, 2005, there were 50,551,007 shares of common stock outstanding.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Three and Nine Months Ended September 30, 2005 and 2004
Item 3. Quantitative and Qualitative Disclosures About Market Risk
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

FORWARD-LOOKING STATEMENTS
     Certain matters discussed in this news release are forward-looking statements within the meaning of the federal securities laws and are subject to uncertainties and risks, including, but not limited to, general and local economic conditions, local real estate conditions, the activity of others developing competitive projects, the risks associated with development projects (such as delay, cost overruns and leasing/sales risk of new properties), the cyclical nature of the real estate industry, the financial condition of existing tenants, interest rates, the Company’s ability to obtain favorable financing or zoning, environmental matters, the effects of terrorism, and other risks detailed from time to time in the Company’s filings with the Securities and Exchange Commission, including the Company’s Current Report on Form 8-K filed on December 10, 2003. The words “believes”, “expects”, “anticipates”, “estimates” and similar expressions are intended to identify forward-looking statements. Although the Company believes that its plans, intentions and expectations reflected in any forward-looking statement are reasonable, the Company can give no assurance that these plans, intentions or expectations will be achieved. Such forward-looking statements are based on current expectations and speak as of the date of such statements. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of future events, new information or otherwise.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share and per share amounts)

	September 30,	December 31,
	2005	2004
ASSETS
PROPERTIES:
Operating properties, net of accumulated depreciation of $154,373 in 2005 and $140,262 in 2004	$522,094	$528,551
Land held for investment or future development	44,044	29,563
Projects under development	231,422	97,472
Residential lots under development	14,034	19,860

Total properties	811,594	675,446

CASH AND CASH EQUIVALENTS	5,821	89,490
RESTRICTED CASH	3,601	1,188
NOTES AND OTHER RECEIVABLES	34,599	24,957
INVESTMENT IN UNCONSOLIDATED JOINT VENTURES	197,896	199,233
OTHER ASSETS, including goodwill of $8,056 in 2005 and $7,891 in 2004	30,604	36,678

TOTAL ASSETS	$1,084,115	$1,026,992

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
NOTES PAYABLE	$363,677	$302,286
ACCOUNTS PAYABLE AND ACCRUED LIABILITIES	51,746	35,226
DEFERRED GAIN	6,016	6,209
DEPOSITS AND DEFERRED INCOME	2,654	3,504

TOTAL LIABILITIES	424,093	347,225

MINORITY INTERESTS	22,989	20,017

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS’ INVESTMENT:
Preferred Stock, 20,000,000 shares authorized, $1 par value:
7.75% Series A cumulative redeemable preferred stock, $25 liquidation preference; 4,000,000 shares issued and outstanding	100,000	100,000
7.50% Series B cumulative redeemable preferred stock, $25 liquidation preference; 4,000,000 shares issued and outstanding	100,000	100,000
Common stock, $1 par value, 150,000,000 shares authorized; 53,241,681 and 52,783,791 shares issued in 2005 and 2004, respectively	53,242	52,784
Additional paid-in capital	319,609	311,943
Treasury stock at cost, 2,691,582 shares	(64,894)	(64,894)
Unearned compensation	(7,633)	(10,160)
Cumulative undistributed net income	136,709	170,077

TOTAL STOCKHOLDERS’ INVESTMENT	637,033	659,750

TOTAL LIABILITIES AND STOCKHOLDERS’ INVESTMENT	$1,084,115	$1,026,992

See notes to condensed consolidated financial statements.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
REVENUES:
Rental property revenues	$24,652	$23,410	$73,088	$78,546
Development income	623	624	1,804	2,181
Management fees	2,141	2,242	6,735	6,456
Leasing and other fees	2,037	1,518	4,083	2,943
Multi-family residential unit sales	4,986	—	4,986	—
Residential lot and outparcel sales	10,946	3,341	17,006	11,595
Interest and other	740	1,094	1,459	1,649

	46,125	32,229	109,161	103,370

COSTS AND EXPENSES:
Rental property operating expenses	9,978	8,200	28,813	25,407
General and administrative expenses	8,943	8,431	25,836	25,019
Depreciation and amortization	8,572	8,335	27,467	27,611
Multi-family residential unit cost of sales	4,274	—	4,274	—
Residential lot and outparcel cost of sales	8,350	2,219	12,492	7,887
Interest expense	1,675	2,753	6,559	11,916
Other	826	978	2,043	2,692

	42,618	30,916	107,484	100,532

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND INCOME FROM UNCONSOLIDATED JOINT VENTURES	3,507	1,313	1,677	2,838
PROVISION FOR INCOME TAXES FROM OPERATIONS	(2,021)	(713)	(3,947)	(1,566)

INCOME FROM UNCONSOLIDATED JOINT VENTURES	10,008	106,676	20,791	124,928

INCOME FROM CONTINUING OPERATIONS BEFORE GAIN ON SALE OF INVESTMENT PROPERTIES	11,494	107,276	18,521	126,200

GAIN ON SALE OF INVESTMENT PROPERTIES, NET OF APPLICABLE INCOME TAX PROVISION	796	50,082	13,201	88,648

INCOME FROM CONTINUING OPERATIONS	12,290	157,358	31,722	214,848
DISCONTINUED OPERATIONS, NET OF APPLICABLE INCOME TAX PROVISION:
Income from discontinued operations	375	2,027	522	4,313
Gain on sale of investment properties	1,070	67,291	1,107	67,939

	1,445	69,318	1,629	72,252

NET INCOME	13,735	226,676	33,351	287,100
DIVIDENDS TO PREFERRED STOCKHOLDERS	(3,812)	(1,937)	(11,437)	(5,812)

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$9,923	$224,739	$21,914	$281,288

PER SHARE INFORMATION — BASIC:
Income from continuing operations	$0.17	$3.17	$0.41	$4.28
Income from discontinued operations	0.03	1.41	0.03	1.48

Net income available to common stockholders	$0.20	$4.58	$0.44	$5.76

PER SHARE INFORMATION — DILUTED:
Income from continuing operations	$0.16	$3.05	$0.39	$4.13
Income from discontinued operations	0.03	1.36	0.03	1.43

Net income available to common stockholders	$0.19	$4.41	$0.42	$5.56

CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.37	$0.37	$1.11	$1.11

WEIGHTED AVERAGE SHARES — BASIC	50,079	49,060	49,932	48,818

WEIGHTED AVERAGE SHARES — DILUTED	52,013	50,943	51,759	50,633

See notes to condensed consolidated financial statements.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2005	2004
		(As restated, see Note 3)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$33,351	$287,100
Adjustments to reconcile net income to net cash flows provided by operating activities:
Gain on sale of investment properties, net of income tax provision	(14,308)	(156,587)
Depreciation and amortization	27,523	32,865
Amortization of deferred financing costs	991	1,310
Amortization of unearned compensation	2,329	1,224
Effect of recognizing rental revenues on a straight-line or market basis	(2,873)	(1,639)
Income from unconsolidated joint ventures in excess of operating distributions	(2,676)	—
Residential lot, outparcel and multi-family cost of sales	15,022	6,953
Residential lot, outparcel and multi-family acquisition and development expenditures	(9,083)	(4,842)
Income tax benefit from stock options	945	2,928
Changes in other operating assets and liabilities:
Change in other receivables	(9,218)	(2,915)
Change in accounts payable and accrued liabilities	7,103	6,227

Net cash provided by operating activities	49,106	172,624

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from investment property sales	32,808	474,628
Property acquisition and development expenditures	(183,726)	(138,075)
Investment in unconsolidated joint ventures	(20,319)	(14,845)
Distributions from unconsolidated joint ventures in excess of income	32,503	29,918
Proceeds from (investment in) notes receivable	5,059	(7,994)
Change in other assets, net	3,443	(8,509)
Change in restricted cash	(1,315)	2,585

Net cash provided by (used in) investing activities	(131,547)	337,708

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of credit facility	(276,635)	(404,560)
Borrowings from credit facility	354,420	404,560
Payment of loan issuance costs	(80)	(2,628)
Repayment of other notes payable	(22,883)	(184,773)
Proceeds from other notes payable	3,941	—
Common stock issued, net of expenses	6,728	5,913
Common dividends paid	(55,921)	(54,420)
Preferred dividends paid	(10,798)	(5,812)
Distributions to minority partners	—	(12,356)

Net cash used in financing activities	(1,228)	(254,076)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(83,669)	256,256
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	89,490	13,061

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,821	$269,317

See notes to condensed consolidated financial statements.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
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
     Cousins has elected to be taxed as a real estate investment trust (“REIT”), and intends to, among other things, distribute 100% of its federal taxable income to stockholders, thereby eliminating any liability for federal income taxes. Therefore, the results included herein do not include a federal income tax provision for Cousins. However, CREC operates as a taxable REIT subsidiary and is taxed separately from Cousins as a “C” Corporation. Accordingly, the condensed consolidated statements of income include a provision for CREC’s income taxes.
     The condensed consolidated financial statements are unaudited and were prepared by the Company in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, these financial statements reflect all adjustments necessary (which adjustments are of a normal and recurring nature) for the fair presentation of the Company’s financial position as of September 30, 2005 and results of operations for the three and nine-month periods ended September 30, 2005 and 2004. Results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of results expected for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. These condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. Certain 2004 amounts have been reclassified to conform with the 2005 presentation. The accounting policies employed are the same as those shown in Note 1 to the consolidated financial statements included in such Form 10-K, with the following addition:
Multi-Family Residential Sales
     Sales and related cost of sales of multi-family residential units are recognized using the percentage of completion method in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 66, “Accounting for Sales of Real Estate.” Multi-family residential unit sales are accounted for under the deposit method when criteria for percentage of completion profit recognition are not met. The Company is a non-managing member in 905 Juniper Venture, LLC (“905 Juniper”), which began recognizing sales for a portion of its multi-family residential units under the percentage of completion method in the second quarter of 2005. This venture was accounted for under the equity method in the second quarter of 2005 and was consolidated effective June 30, 2005 (see Note 9 contained herein).

2. NEW ACCOUNTING PRONOUNCEMENTS
     In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004) (“SFAS 123(R)”) entitled, “Share-Based Payment.” SFAS 123(R) will require the recognition of compensation expense for the grant-date fair value of all share-based awards granted to employees. The Company plans to adopt SFAS 123(R) in the fiscal quarter beginning January 1, 2006. The impact of this standard on the Company’s results of operations and financial condition has not yet been determined. See Note 6 contained in this report for additional information regarding the Company’s stock-based compensation.
3. RESTATEMENT OF CASH FLOWS AND SUPPLEMENTAL INFORMATION
     Subsequent to the issuance of the condensed consolidated financial statements for the three and nine month periods ended September 30, 2004, the Company determined that residential lot development and acquisition costs previously reported as investing activities should have been recorded within operating activities in the Company’s condensed consolidated statements of cash flows. As a result, the condensed consolidated statement of cash flows for the nine months ended September 30, 2004 has been restated to reclassify $4,842,000 from investing activities to operating activities. In addition, the Company reclassified prepaid expenses of $981,000 from cash flows from investing activities to cash flows from operating activities and reclassified payments for deferred financing costs of $2,628,000 from cash flows from investing activities to cash flows from financing activities in the condensed consolidated statement of cash flows for the nine months ended September 30, 2004. As a result of these reclassifications, for the nine months ended September 20, 2004 operating activities changed from $176,485,000 as originally reported to $172,624,000 reported herein, investing activities changed from $331,219,000 as originally reported to $337,708,000 reported herein and financing activities changed from $251,448,000 as originally reported to $254,076,000 reported herein.
     The following table summarizes supplemental information related to cash flows ($ in thousands):

	Nine Months Ended September 30,
	2005	2004
Interest paid	$18,878	$28,277
Income taxes paid, net of refunds	6,556	587

Non-Cash Transactions
Transfer from land to projects under development	18,538	334
Transfer from land to investment in joint venture	14,198	—
Transfer from projects under development to operating properties	6,387	—
Transfer from projects under development to land	2,188	—
SAB 51 gain, net of tax, recorded in investment in unconsolidated		—
joint ventures and additional paid-in capital	649	—
Receipt of promissory note for expense reimbursement	500	—
Forfeitures of restricted stock	198	60
Transfer from land to residential lots under development	—	1,066
Transfer from investment in joint venture upon consolidation of 905 Juniper to:
Projects under development	(8,940)	—
Restricted cash	(1,098)	—
Notes and other receivables	(2,077)	—
Notes payable	2,548	—
Accounts payable and accrued liabilities	1,619	—
Minority interest	875	—

4. NOTES PAYABLE AND INTEREST EXPENSE
     The following table summarizes the terms and amounts of the notes payable outstanding at September 30, 2005 ($ in thousands):

		Term/
		Amortization		Balance at
		Period	Final	September 30,
Description	Rate	(Years)	Maturity	2005

Credit facility (a maximum of $325,000), unsecured	Floating based on LIBOR	3/N/A	9/14/07	$77,785
Note secured by Company’s interest in CSC Associates, L.P.	6.96%	10/20	3/01/12	141,804
The Avenue East Cobb mortgage note	8.39%	10/30	8/01/10	37,169
333/555 North Point Center East mortgage note	7.00%	10/25	11/01/11	30,390
Meridian Mark Plaza mortgage note	8.27%	10/28	9/01/10	24,063
100/200 North Point Center East mortgage note (interest only until 12/31/05)	7.86%	10/25	8/01/07	22,365
600 University Park Place mortgage note	7.38%	10/30	8/10/11	13,394
Lakeshore Park Plaza mortgage note	6.78%	10/30	11/01/08	9,426
905 Juniper construction loan	LIBOR + 2.0%	3/N/A	12/01/07	5,773
King Mill Project I member loan (a maximum of $2,544)	9.00%	3/N/A	8/30/08	713
Other miscellaneous notes	Various	Various	Various	795

Notes payable				$363,677

     The Company had $77.8 million drawn on its $325 million revolving credit facility as of September 30, 2005 and, net of $26.8 million reserved for outstanding letters of credit, the Company had $220.4 million available for future borrowings under this facility. The Company had an unsecured note payable, with a balance of approximately $18.9 million, that matured and was paid in full on August 15, 2005.
     For the three and nine months ended September 30, 2005 and 2004, interest expense was recorded as follows ($ in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Incurred	$6,569	$8,311	$19,158	$28,275
Amounts classified as discontinued operations	—	(1,780)	—	(5,808)
Capitalized	(4,894)	(3,778)	(12,599)	(10,551)

Expensed	$1,675	$2,753	$6,559	$11,916

5. EARNINGS PER SHARE
     Net income per share-basic is calculated as net income available to common stockholders divided by the weighted average number of common shares outstanding during the period. Net income per share-diluted is calculated as net income available to common stockholders divided by the diluted weighted average number of common shares outstanding during the period. Diluted weighted average number of common shares is calculated to reflect the potential dilution under the treasury stock method that would occur if stock options or restricted stock were exercised and resulted in additional common shares outstanding. The numerators used in the Company’s per share calculations are the same for both basic and diluted net income per share. Weighted average shares-basic and weighted average shares-diluted were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Weighted average shares-basic	50,079	49,060	49,932	48,818
Dilutive potential common shares	1,934	1,883	1,827	1,815

Weighted average shares-diluted	52,013	50,943	51,759	50,633

Anti-dilutive options not included	872	—	872	30

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
     For purposes of the pro forma disclosures required by SFAS No. 123 and SFAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure,” the Company has computed the value of all stock grants and stock options granted during the three and nine months ended September 30, 2005 and 2004 using the Black-Scholes option pricing model. If the Company had accounted for its stock-based compensation awards in accordance with SFAS No. 123, pro forma results would have been as follows ($ in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income available to common stockholders, as reported	$9,923	$224,739	$21,914	$281,288
Add: Stock-based employee compensation expense included in reported net income, net of related tax effect	716	381	2,184	1,142
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effect	(1,374)	(936)	(4,388)	(2,962)

Pro forma net income available to common stockholders	$9,265	$224,184	$19,710	$279,468

Net income per common share:
Basic — as reported	$0.20	$4.58	$0.44	$5.76

Basic — pro forma	$0.19	$4.57	$0.39	$5.72

Diluted — as reported	$0.19	$4.41	$0.42	$5.56

Diluted — pro forma	$0.18	$4.41	$0.38	$5.54

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
     In the third quarter of 2005, Hanover Square South, a 193,000 square foot retail center, of which the Company owned approximately 69,000 square feet, in Richmond, Virginia, was sold, and the results of its operations and an after-tax gain on sale of approximately $1.1 million were included in discontinued operations.
     The following table details the components of income from discontinued operations ($ in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Rental property revenues	$486	$7,466	$772	$23,114
Rental property operating expenses	(9)	(2,602)	(56)	(7,739)
Depreciation and amortization	—	(1,057)	(68)	(5,254)
Interest expense	—	(1,780)	—	(5,808)
Provision for income taxes	(102)	—	(126)	—

Income from discontinued operations	$375	$2,027	$522	$4,313

8. REPORTABLE SEGMENTS
     The Company has four reportable segments: Office/Multi-Family, Retail, Land and Industrial. The Office division entered the multi-family development business in the fourth quarter of 2004 and changed its name to the Office/Multi-Family division in the second quarter of 2005. The Office/Multi-Family division develops, leases and manages owned and third-party owned office buildings and invests in and/or develops for-sale multi-family real estate products. The Retail and Industrial divisions develop, lease and manage retail and industrial centers, respectively. The Land Division owns various tracts of land that are held for investment or future development. The Land Division also develops single-family residential communities that are parceled into lots and sold to various home builders or sold as undeveloped tracts of land. The Company’s reportable segments are categorized based on the type of product the division provides. The divisions are managed separately because each product they provide has separate and distinct development issues, leasing and/or sales strategies and management issues. The divisions also match the manner in which the chief operating decision maker reviews results and information. The unallocated and other category in the following table includes general corporate overhead costs not specific to any segment and also includes interest expense, as financing decisions are not generally made at the reportable segment level.
     The management of the Company evaluates the operating performance of its reportable segments based on funds from operations available to common stockholders (“FFO”). The Company calculates its FFO using the National Association of Real Estate Investment Trusts’ (“NAREIT”) definition of FFO, which is net income available to common stockholders (computed in accordance with GAAP), excluding extraordinary items, cumulative effect of change in accounting principle and gains or losses from sales of depreciable property, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures to reflect FFO on the same basis.
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

     The following tables summarize the operations of the Company’s reportable segments for the three and nine months ended September 30, 2005 and 2004. The notations (100%) and (JV) used in the following tables indicate wholly-owned and unconsolidated joint ventures, respectively, and all amounts are in thousands.

	Office/Multi-
	Family	Retail	Land	Industrial	Unallocated
Three Months Ended September 30, 2005	Division	Division	Division	Division	and Other	Total
Rental property revenues — continuing (100%)	$16,437	$8,215	$—	—	$—	$24,652
Rental property revenues — discontinued (100%)	201	285	—	—	—	486
Development income, management fees and leasing and other fees (100%)	4,358	201	242	—	—	4,801
Other income (100%)	4,986	7,004	3,942	—	740	16,672

Total revenues from consolidated entities	25,982	15,705	4,184	—	740	46,611

Rental property operating expenses — continuing (100%)	(7,303)	(2,675)	—	—	—	(9,978)
Rental property operating expenses — discontinued (100%)	8	(17)	—	—	—	(9)
Other expenses — continuing (100%)	(6,360)	(6,260)	(3,300)	(36)	(8,842)	(24,798)
Provision for income taxes from operations — continuing (100%)	—	—	—	—	(2,021)	(2,021)
Provision for income taxes from operations — discontinued (100%)	—	(102)	—	—	—	(102)

Total expenses from consolidated entities	(13,655)	(9,054)	(3,300)	(36)	(10,863)	(36,908)

Rental property revenues (JV)	7,836	683	—	—	—	8,519
Other income (JV)	—	310	13,481	—	—	13,791
Rental property operating expenses (JV)	(2,203)	(211)	—	—	—	(2,414)
Other expense (JV)	(630)	(60)	(8,791)	—	—	(9,480)

Funds from operations from unconsolidated joint ventures	5,003	722	4,691	—	—	10,416

Gain on sale of undepreciated investment properties	590	—	142	—	—	732
Preferred stock dividends	—	—	—	—	(3,812)	(3,812)

Funds from operations available to common stockholders	17,920	7,373	5,717	(36)	(13,935)	17,039

Depreciation and amortization — continuing (100%)	(4,911)	(2,931)	—	—	—	(7,842)
Depreciation and amortization (JV)	(1,682)	(209)	(29)	—	(121)	(2,041)
Gain on sale of investment properties, net of applicable income tax provision — continuing (100%)	12	52	—	—	—	64
Gain on sale of investment properties, net of applicable income tax provision — discontinued (100%)	—	1,070	—	—	—	1,070
Gain on sale of investment properties, net of applicable income tax provision (JV)	1,633	—	—	—	—	1,633

Net income available to common stockholders	$12,972	$5,355	$5,688	$(36)	$(14,056)	$9,923

	Office/Multi-
	Family	Retail	Land	Industrial	Unallocated
Nine Months Ended September 30, 2005	Division	Division	Division	Division	and Other	Total
Rental property revenues — continuing (100%)	$48,708	$24,380	$—	$—	$—	$73,088
Rental property revenues — discontinued (100%)	260	512	—	—	—	772
Development income, management fees and leasing and other fees (100%)	11,114	802	706	—	—	12,622
Other income (100%)	4,986	7,004	10,002	—	1,459	23,451

Total revenues from consolidated entities	65,068	32,698	10,708	—	1,459	109,933

Rental property operating expenses — continuing (100%)	(21,093)	(7,720)	—	—	—	(28,813)
Rental property operating expenses — discontinued (100%)	(23)	(33)	—	—	—	(56)
Other expenses — continuing (100%)	(10,629)	(7,755)	(8,537)	(165)	(26,212)	(53,298)
Provision for income taxes from operations — continuing (100%)	—	—	—	—	(3,947)	(3,947)
Provision for income taxes from operations — discontinued (100%)	—	(126)	—	—	—	(126)

Total expenses from consolidated entities	(31,745)	(15,634)	(8,537)	(165)	(30,159)	(86,240)

Rental property revenues (JV)	24,365	2,112	—	—	—	26,477
Other income (JV)	2,086	310	17,104	—	—	19,500
Rental property operating expenses (JV)	(7,320)	(547)	—	—	—	(7,867)
Other expense (JV)	(2,202)	(60)	(8,869)	—	(1,335)	(12,465)

Funds from operations from unconsolidated joint ventures	16,929	1,815	8,236	—	(1,335)	25,645

Gain on sale of undepreciated investment properties	590	—	12,420	—	—	13,010
Preferred stock dividends	—	—	—	—	(11,437)	(11,437)

Funds from operations available to common stockholders	50,842	18,879	22,827	(165)	(41,472)	50,911

Depreciation and amortization — continuing (100%)	(16,654)	(8,719)	—	—	—	(25,373)
Depreciation and amortization — discontinued (100%)	(37)	(31)	—	—	—	(68)
Depreciation and amortization (JV)	(5,791)	(628)	(259)	—	(121)	(6,799)
Gain on sale of investment properties, net of applicable income tax provision — continuing (100%)	65	126	—	—	—	191
Gain on sale of investment properties, net of applicable income tax provision — discontinued (100%)	37	1,070	—	—	—	1,107
Gain on sale of investment properties, net of applicable income tax provision (JV)	1,945	—	—	—	—	1,945

Net income available to common stockholders	$30,407	$10,697	$22,568	$(165)	$(41,593)	$21,914

Total Assets	$548,310	$373,990	$117,768	$15,962	$28,085	$1,084,115

Investment in unconsolidated joint ventures	$93,705	$11,078	$93,113	$—	$—	$197,896

     Reconciliation to Consolidated Revenues

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Rental property revenues — continuing (100%)	$24,652	$23,410	$73,088	$78,546
Development income, management fees and leasing and other fees (100%)	4,801	4,384	12,622	11,580
Residential lot, outparcel and multi-family unit sales	15,932	3,341	21,992	11,595
Interest and other	740	1,094	1,459	1,649

Total consolidated revenues	$46,125	$32,229	$109,161	$103,370

	Office/Multi-	Retail	Land	Industrial	Unallocated
Three Months Ended September 30, 2004	Family Division	Division	Division	Division	and Other	Total
Rental property revenues — continuing (100%)	$16,909	$6,501	$—	$—	$—	$23,410
Rental property revenues — discontinued (100%)	7,269	197	—	—	—	7,466
Development income, management fees and leasing and other fees (100%)	3,881	317	186	—	—	4,384
Other income (100%)	—	—	3,341	—	1,094	4,435

Total revenues from consolidated entities	28,059	7,015	3,527	—	1,094	39,695

Rental property operating expenses — continuing (100%)	(6,337)	(1,863)	—	—	—	(8,200)
Rental property operating expenses — discontinued (100%)	(2,556)	(46)	—	—	—	(2,602)
Other expenses — continuing (100%)	(3,764)	(1,825)	(3,069)	(275)	(6,107)	(15,040)
Other expenses — discontinued (100%)	—	—	—	—	(1,780)	(1,780)
Provision for income taxes from operations - continuing (100%)	—	—	—	—	(713)	(713)

Total expenses from consolidated entities	(12,657)	(3,734)	(3,069)	(275)	(8,600)	(28,335)

Rental property revenues (JV)	17,148	677	—	—	—	17,825
Other income (JV)	—	—	1,888	—	—	1,888
Rental property operating expenses (JV)	(5,479)	(168)	—	—	—	(5,646)
Other expense (JV)	—	—	(39)	—	(2,951)	(2,990)

Funds from operations from unconsolidated joint ventures	11,669	509	1,849	—	(2,951)	11,077

Gain on sale of undepreciated investment properties	5,352	—	3,484	—	—	8,836
Preferred stock dividends	—	—	—	—	(1,937)	(1,937)

Funds from operations available to common stockholders	32,423	3,790	5,791	(275)	(12,394)	29,336

Depreciation and amortization — continuing (100%)	(5,253)	(2,423)	—	—	—	(7,676)
Depreciation and amortization — discontinued (100%)	(1,003)	(54)	—	—	—	(1,057)
Depreciation and amortization (JV)	(3,462)	(222)	(17)	—	—	(3,701)
Gain on sale of investment properties, net of applicable income tax provision — continuing (100%)	41,194	52	—	—	—	41,246
Gain on sale of investment properties, net of applicable income tax provision — discontinued (100%)	67,291	—	—	—	—	67,291
Gain on sale of investment properties, net of applicable income tax provision (JV)	99,300	—	—	—	—	99,300

Net income available to common stockholders	$230,491	$1,143	$5,774	$(275)	$(12,394)	$224,739

	Office/Multi-	Retail	Land	Industrial	Unallocated
Nine Months Ended September 30, 2004	Family Division	Division	Division	Division	and Other	Total
Rental property revenues — continuing (100%)	$59,212	$19,334	$—	$—	$—	$78,546
Rental property revenues — discontinued (100%)	22,532	582	—	—	—	23,114
Development income, management fees and leasing and other fees (100%)	9,670	1,026	884	—	—	11,580
Other income (100%)	—	800	10,795	—	1,649	13,244

Total revenues from consolidated entities	91,414	21,742	11,679	—	1,649	126,484

Rental property operating expenses — continuing (100%)	(20,120)	(5,287)	—	—	—	(25,407)
Rental property operating expenses — discontinued (100%)	(7,607)	(132)	—	—	—	(7,739)
Other expenses — continuing (100%)	(12,313)	(5,666)	(9,859)	(388)	(21,282)	(49,508)
Other expenses — discontinued (100%)	—	—	—	—	(5,808)	(5,808)
Provision for income taxes from operations — continuing (100%)	—	—	—	—	(1,566)	(1,566)

Total expenses from consolidated entities	(40,040)	(11,085)	(9,859)	(388)	(28,656)	(90,028)

Rental property revenues (JV)	58,352	2,021	—	—	—	60,373
Other income (JV)	—	—	6,072	—	924	6,996
Rental property operating expenses (JV)	(17,738)	(517)	—	—	—	(18,254)
Other expense (JV)	—	—	(84)	—	(10,148)	(10,232)

Funds from operations from unconsolidated joint ventures	40,614	1,504	5,988	—	(9,224)	38,883

Gain on sale of undepreciated investment properties	6,400	—	5,670	—	—	12,070
Preferred stock dividends	—	—	—	—	(5,812)	(5,812)

Funds from operations available to common stockholders	98,388	12,161	13,478	(388)	(42,043)	81,597

Depreciation and amortization — continuing (100%)	(17,604)	(8,013)	—	—	—	(25,617)
Depreciation and amortization — discontinued (100%)	(5,100)	(154)	—	—	—	(5,254)
Depreciation and amortization (JV)	(12,542)	(667)	(46)	—	—	(13,255)
Gain on sale of investment properties, net of applicable income tax provision — continuing (100%)	75,803	164	—	—	611	76,578
Gain on sale of investment properties, net of applicable income tax provision — discontinued (100%)	67,291	648	—	—	—	67,939
Gain on sale of investment properties, net of applicable income tax provision (JV)	99,300	—	—	—	—	99,300

Net income available to common stockholders	$305,538	$4,139	$13,432	$(388)	$(41,432)	$281,288

Total Assets	$540,693	$262,950	$98,468	$100	$300,638	$1,202,849

Investment in unconsolidated joint ventures	$105,266	$15,151	$59,435	$—	$—	$179,852

9. CONSOLIDATION OF 905 JUNIPER VENTURE, LLC
     On June 30, 2005, the Company entered into a business combination with several entities, collectively called “The Gellerstedt Group.” The Gellerstedt Group was an Atlanta-based private real estate owner, advisor and developer, specializing in for-sale multi-family urban residential projects. The Company hired the personnel of The Gellerstedt Group and assumed several of its contracts.
     The Company is a non-managing member in 905 Juniper Venture, LLC (“905 Juniper”), a joint venture with an entity controlled by Larry L. Gellerstedt III. When the Company purchased The Gellerstedt Group, it did not purchase Mr. Gellerstedt’s ownership interest in 905 Juniper. Mr. Gellerstedt became an employee and executive officer of the Company upon acquisition of his business. While the operating agreement for 905 Juniper did not change, management concluded that upon Mr. Gellerstedt’s appointment as an executive officer of the Company, the Company could exert indirect control over the management and operations of 905 Juniper by virtue of its employment relationship with him. Therefore, on June 30, 2005, the Company consolidated its investment in 905

Juniper, which was previously accounted for on the equity method, and Mr. Gellerstedt’s interest is recorded as a minority interest.
     905 Juniper is constructing a 117-unit condominium project in Atlanta, Georgia. The Company is recognizing income on this project in accordance with the requirements of SFAS No. 66 (see Note 1 contained in this report). The Company’s share of net income was recorded in income from unconsolidated joint ventures on the accompanying condensed consolidated statements of income prior to June 30, 2005 and in multi-family sales and cost of sales after consolidation.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Three and Nine Months Ended September 30, 2005 and 2004
Overview:
     Cousins Properties Incorporated (the “Company”) is a real estate development company with experience in the development, leasing, financing and management of office and retail properties in addition to residential land development. In 2004, the Company formed an industrial division for the purpose of developing industrial properties, and in the fourth quarter of 2004, the Company added for-sale multi-family products. As of September 30, 2005, the Company held interests directly or through joint ventures in 24 office buildings totaling 7.5 million square feet, 14 retail properties totaling 3.7 million square feet, one industrial property totaling 0.4 million square feet and 1,232 developed residential lots held for sale. Included in the totals above are seven office, retail and industrial projects under development totaling 2.7 million square feet that the Company or its joint ventures expect to own. The Company also has two condominium projects and 21 residential communities under development owned directly or through joint ventures; the residential communities have approximately 12,400 lots remaining to be developed and/or sold. In addition, the Company owns directly or through joint ventures over 3,200 acres of land held for investment or future development.
     The Company’s strategy is to produce strong stockholder returns by creating value through the development of high quality, well-located office, retail, industrial, multi-family and residential properties. The Company has developed substantially all of the real estate assets it owns and operates. A key element in the Company’s strategy is to actively manage its portfolio of investment properties and at the appropriate times, to engage in timely and strategic dispositions or contributions to joint ventures of developed property in an effort to maximize the value of the assets it has created, generate capital for additional development properties and/or return a portion of the value created to its stockholders.
     During 2004, the Company and its joint ventures sold $1.3 billion in income producing assets which allowed it to reduce indebtedness and pay a special dividend to its stockholders. As a result, operating results in the first nine months of 2005 were lower than the comparable period of 2004, and management expects operating results during the remainder of 2005 will continue to be lower than those of 2004. However, the Company has added projects to its development pipeline that are expected to create value and increase results of operations in future periods. The Company’s capacity for development activity was enhanced by the asset sales and a $100 million preferred stock offering that closed in the fourth quarter of 2004. As of September 30, 2005, the Company had available cash on hand of $5.8 million and $220.4 million available (after deducting letters of credit) under its unsecured revolving credit facility. The Company’s debt to total market capitalization ratio (as defined in the liquidity and capital resources section – see below) was relatively low at 17% as of September 30, 2005 in management’s opinion.
     Significant events during the quarter ended September 30, 2005 included the following:
•	Commenced construction of The Avenue Webb Gin, a 382,000 square foot open-air specialty retail center located in Gwinnett County, Georgia. Tenant openings at The Avenue Webb Gin are scheduled to begin in August 2006.

•	Closed the sale of a recently completed retail development project, Hanover Square South, a 187,000 square foot Target-anchored shopping center in suburban Richmond, Virginia, of which the Company owned 69,000 square feet. Included in the sale was 10.8 acres of undepreciated land. The Company recognized an after-tax gain of $1.1 million on the sale of the shopping center and a pre-tax gain of $548,000 on the sale of the undepreciated land.

•	Closed the sale of 1155 Perimeter Center West, a 365,000 square foot office building owned by a joint venture in which the Company has a 50% ownership interest. The Company’s share of the gain on the sale was approximately $1.6 million.

•	Consolidated the results of 905 Juniper Venture, LLC (“905 Juniper” – see Note 9 contained herein), effective June 30, 2005. Recognized pre-tax and pre-minority interest profits of $712,000 from 905 Juniper, a 117-unit condominium project under development in Midtown Atlanta.
Results of Operations:
     Rental Property Revenues. Rental property revenues increased approximately $1.2 million in the three month 2005 period and decreased approximately $5.5 million in the nine month 2005 period, compared to the same 2004 periods.
     Rental property revenues from the Company’s office portfolio decreased approximately $472,000 and $10.5 million in the three and nine month 2005 periods, respectively, compared to the three and nine month 2004 periods. Approximately $1.0 million and $10.7 million of the decrease for the three and nine month 2005 periods, respectively, is due to the sale of three office buildings in the first nine months of 2004: 333 John Carlyle (153,000 square feet), 1900 Duke Street (97,000 square feet), both located in Alexandria, Virginia, and 101 Independence Center (526,000 square feet), located in Charlotte, North Carolina. Since the Company retained management of these buildings, the results were not reflected in discontinued operations in the accompanying consolidated statements of income. In addition, rental property revenues from One Georgia Center decreased approximately $684,000 and $2.5 million in the three and nine month 2005 periods, respectively, as this property’s average economic occupancy decreased from 57% in 2004 to 16% in 2005 for the comparable nine month periods. Also contributing to the decrease in rental property revenues for the office division for the nine month 2005 period was a decrease of approximately $1.1 million from The Inforum, as its average economic occupancy for the nine month periods decreased from 89% in 2004 to 85% in 2005. Further contributing to the decrease in rental property revenues was a decrease of approximately $1.2 million at 555 North Point Center East for the nine month 2005 period as a result of a termination fee received in 2004. Partially offsetting these decreases was an increase in rental property revenues of approximately $1.0 million and $4.9 million in the three and nine month 2005 periods, respectively, from Frost Bank Tower, which became partially operational in January 2004.
     Rental property revenues from the Company’s retail portfolio increased approximately $1.7 million and $5.0 million in the three and nine month 2005 periods, respectively, compared to the same 2004 periods. The increase was primarily due to the opening in November 2004 of Phase I of The Avenue Viera, a 361,000 square foot retail center, of which the Company owns approximately 286,000 square feet, in Viera, Florida. The Avenue Viera contributed approximately $1.3 million and $3.2 million to the three and nine month 2005 increases, respectively. Rental property revenues from The Avenue Peachtree City also increased approximately $245,000 and $681,000 in the three and nine month 2005 periods, respectively, due in part to termination fees recognized in the third quarter 2005 and in part to an increase in rental property revenues as an expansion of the center opened in late 2004. Rental property revenues from The Avenue West Cobb also increased approximately $104,000 and $603,000 in the three and nine month 2005 periods, respectively, as its average economic occupancy increased from 91% in the nine month 2004 period to 98% in the nine month 2005 period.
     Rental Property Operating Expenses. Rental property operating expenses increased approximately $1.8 million and $3.4 million in the three and nine months ended September 30, 2005, respectively, compared to the same periods in 2004. The Avenue Viera and Frost Bank Tower became partially operational in 2004, which accounted for an increase in operating expenses of approximately $1.3 million and $4.1 million for the three and nine month 2005 periods, respectively. Rental property operating expenses also increased at The Avenue Peachtree City, due to a reclassification of legal fees in 2004, which reduced operating expenses in that year, and to the aforementioned expansion, and at The Avenue West Cobb, due to continued lease-up at that property. In addition, higher corporate level asset management costs allocated to properties further increased costs at other operating properties. Partially offsetting these increases was approximately $323,000 and $3.0 million in decreased costs in the three and nine month 2005 periods, respectively, due to the sales in 2004 of the three office buildings discussed above.
     Multi-Family Residential Unit Sales and Cost of Sales. The Company consolidated 905 Juniper effective June 30, 2005 (see Note 9 contained herein) and recognized sales and cost of sales for multi-family residential units in the accompanying 2005 condensed consolidated statement of income as a result. The Company is accounting for sales of units under the percentage of completion method where applicable.
     Residential Lot and Outparcel Sales and Cost of Sales. Residential lot and outparcel sales increased approximately $7.6 million and $5.4 million in the three and nine month 2005 periods, respectively. Outparcel sales were approximately $7.0 million in both the three and nine month 2005 periods compared to $800,000 in the nine month 2004 period, as the Company sold significantly more outparcels adjacent to retail centers in 2005. Residential lot sales at consolidated developments decreased from 139 lots in the nine month 2004 period to 101 lots for the same 2005 period, which partially offset the nine month 2005 period increase in outparcel sales. (See below discussion of increased in lots sold at CL Realty, LLC.)
     Residential lot and outparcel cost of sales increased approximately $6.1 million and $4.6 million in the three and nine month 2005 periods, respectively, due to the aforementioned increase in outparcel sales in 2005, partially offset by a decrease in the number of residential lots sold and a change in the mix of residential lots sold between years.
     General and Administrative Expenses. General and administrative expenses remained relatively flat between 2004 and 2005. Salaries and related benefits have increased for the Company for both 2005 periods due to the addition of new personnel, including those associated with the newly formed Industrial Division and those hired as a result of the Gellerstedt acquisition. In addition, during the three months ended September 30, 2005, the Company recorded $350,000 in additional expense associated with a funding obligation for its 401(k) and profit sharing plan. Capitalization of salaries, which reduces general and administrative expenses, has increased in 2005 due to the addition of projects under development, which mostly offset the increase in salaries and benefits during 2005.
     Interest Expense. Interest expense decreased approximately $1.1 million and $5.4 million in the three and nine months ended September 30, 2005, respectively, primarily due to the aforementioned sales of three office buildings in 2004, which were not included in discontinued operations and which decreased interest expense by approximately $270,000 and $3.4 million in the three and nine month 2005 periods, respectively. The decrease is also due to higher amounts of capitalized interest due to the larger number of projects under development in 2005.
     Provision for Income Taxes from Operations. Provision for income taxes from operations increased approximately $1.3 million and $2.4 million in the three and nine month 2005 periods, respectively, compared to the same 2004 periods. This increase is primarily due to an increase in income from CL Realty, L.L.C., the recognition of income on condominium sales from 905 Juniper, and to the reimbursement in 2005 of $500,000 of predevelopment costs expensed by CREC in 2004. Additionally, a reversal of approximately $374,000 was made in the second quarter of 2004 for previously accrued income taxes that were determined not to be owed, which also contributed to the 2005 increases.

     Income from Unconsolidated Joint Ventures. (All amounts reflect the Company’s share of joint venture income based on its ownership interest in each joint venture.) Income from unconsolidated joint ventures decreased approximately $96.7 million and $104.1 million in the three and nine months ended September 30, 2005, respectively, compared to the same periods in 2004. This decrease is attributable to the following:
•	Income from Wildwood Associates decreased approximately $42.8 million and $45.2 million in the three and nine month 2005 periods, respectively, due to the sales of its operating properties in 2004, four of which were sold in the third quarter of 2004.

•	Income from Cousins LORET Venture, L.L.C. decreased $45.6 million in both the three and nine month 2005 periods due to the sale in August 2004 of The Pinnacle and Two Live Oak, the operating properties the venture owned.

•	Income from 285 Venture, LLC increased approximately $1.9 million in the three month 2005 period and decreased approximately $505,000 in the nine month 2005 period. The venture sold its sole asset, 1155 Perimeter Center West, in July 2005, and the Company recognized its share of gain on the transaction of approximately $1.6 million. Income for the nine month 2005 period decreased due to a significant termination payment recognized by the venture in 2004 from Mirant Corporation, the previous 99% tenant of 1155 Perimeter Center West.

•	Income from CPI/FSP I, L.P. decreased approximately $12.9 million and $14.1 million in the three and nine month 2005 periods due to the sale of Austin Research Park Buildings III and IV in September 2004.

•	Income from CL Realty, L.L.C. increased approximately $2.5 million and $3.6 million in the three and nine month 2005 periods mainly due to an increase in lots sold from 165 lots in 2004 to 514 lots in 2005 for the three month periods and 518 lots in 2004 to 953 in 2005 for the nine month periods.
     Gain on Sale of Investment Properties. Gain on sale of investment properties, net of applicable income tax provision, decreased approximately $49.3 million and $75.4 million in the three and nine month 2005 periods, respectively. The 2005 gain consisted of the following: the sale of undeveloped land at the North Point/Westside mixed use project ($4.5 million); the sale of undeveloped land at Wildwood Office Park ($7.3 million); the sale of undeveloped land at The Lakes at Cedar Grove ($1.2 million) and the amortization of deferred gain from CP Venture ($0.2 million). The 2004 gain consisted of the following: the sale of the 333 John Carlyle and 1900 Duke Street office buildings ($34.5 million); the sale of the 101 Independence Center building ($35.8 million); the recognition of deferred gain from the sale of Wildwood land ($10.7 million – see Note 7 of “Notes to Consolidated Financial Statements” in the Company’s December 31, 2004 Annual Report for more information); the sale of Ridenour land ($1.1 million); the sale of undeveloped land at the North Point/Westside mixed use project ($5.6 million); a true-up of gain from the 1996 sale of Lawrenceville MarketCenter as certain taxes were determined to not be owed on that transaction ($0.6 million); and the amortization of deferred gain from CP Venture ($0.3 million).
     Discontinued Operations. Income from discontinued operations (including gain on sale of investment properties) decreased approximately $67.9 million and $70.6 million for the three and nine months ended September 30, 2005, respectively. The decreases are the result of the Company selling six properties in 2004 that were classified as discontinued operations, compared to one property, Hanover Square South, in 2005.
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
COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
FUNDS FROM OPERATIONS
(UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net Income Available to Common Stockholders	$9,923	$224,739	$21,914	$281,288
Depreciation and amortization:
Consolidated properties	8,572	8,335	27,467	27,611
Discontinued properties	—	1,057	68	5,254
Share of unconsolidated joint ventures	2,045	3,712	6,873	13,284
Depreciation of furniture, fixtures and equipment and amortization of specifically identifiable intangible assets:
Consolidated properties	(730)	(659)	(2,094)	(1,994)
Share of unconsolidated joint ventures	(4)	(11)	(74)	(29)
Gain on sale of investment properties, net of applicable income tax provision:
Consolidated properties	(796)	(50,082)	(13,201)	(88,648)
Discontinued properties	(1,070)	(67,291)	(1,107)	(67,939)
Share of unconsolidated joint ventures	(1,633)	(99,300)	(1,945)	(99,300)
Gain on sale of undepreciated investment properties	732	8,836	13,010	12,070

Funds From Operations Available to Common Stockholders	$17,039	$29,336	$50,911	$81,597

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
     At September 30, 2005, the Company’s notes payable included the following ($ in thousands):

Floating Rate Credit Facility	$77,785
Other Debt (primarily non-recourse fixed rate mortgages)	285,892

$363,677

     The Company’s debt balances above represented 17% of total market capitalization (defined as common and preferred shares outstanding multiplied by respective closing share prices at September 30, 2005 plus debt). This ratio has increased from 15% at December 31, 2004 but is lower than the ratios at December 31, 2003 and 2002 which were 24% and 36%, respectively. Management expects the Company’s debt to total market capitalization ratio to increase throughout the remainder of 2005 as it intends to fund a substantial portion of development activities with indebtedness.
     The Company had $77.8 million drawn on its $325 million revolving credit facility as of September 30, 2005 and, net of $26.8 million reserved for outstanding letters of credit, the Company had $220.4 million available for future borrowings under this facility. In addition, the Company had $5.8 million of available cash on hand.
     The Company was subject to the following contractual obligations and commitments as of September 30, 2005 ($ in thousands):

		Less than 1
	Total	Year	1-3 Years	3-5 Years	After 5 years
Contractual Obligations:
Company long-term debt (excludes interest expense):
Unsecured notes payable	$77,917	$26	$77,814	$76	$—
Mortgage Debt	285,760	5,785	38,874	54,404	186,697
Operating leases (ground leases)	46,480	359	759	670	44,692
Operating leases (offices)	2,705	1,612	1,046	47	—

Total Contractual Obligations	$412,861	$7,783	$118,493	$55,197	$231,389

Commitments:
Letters of Credit	$26,846	$26,846	$—	$—	$—
Performance bonds	19,213	18,674	539	—	—
Estimated development commitments	300,895	201,600	99,295	—	—
Unfunded tenant improvements	10,981	10,981	—	—	—

Total Commitments	$357,934	$258,101	$99,834	$—	$—

     As of September 30, 2005, the Company and its joint ventures had nine office, condominium, retail and industrial projects under active development. In addition, the Company has other projects in various stages of pre-development. The estimated development commitments in the table above do not include projects currently in the pre-development stage which may become active development projects. In addition, the Company had 21 residential communities under development directly or through joint ventures in which approximately 12,400 lots remain to be developed and/or sold. Additional capital will be required to fund completion of these lots, which is not reflected in the above totals. The Company intends to fund its development projects in the short term with cash on hand and with indebtedness. Options for debt financing of these development costs include, but are not limited to, the following:
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
     Cash Flows.
     The following cash flow information gives effect to the restatement discussed in Note 3:
     Cash Flows from Operating Activities. Net cash provided by operating activities decreased approximately $123.5 million in the nine months ended September 30, 2005. This decrease is primarily attributable to a significant decrease in distributions from unconsolidated joint ventures from 2004. During the nine months ended September 30, 2004, the Company’s unconsolidated joint ventures sold eight properties and distributed net proceeds therefrom to the Company while there was only one such transaction during the same period in 2005. Also contributing to the decline in cash from operating activities was the reduction in cash provided by the operations of the Company’s consolidated real estate assets as a result of the sale of several wholly-owned properties in 2004. These decreases were offset by a reduction in interest expense related to the property sales and increases in cash received from lot, tract and outparcel sales at both wholly-owned and joint venture properties.
     Cash Flows from Investing Activities. Net cash provided by investing activities decreased approximately $469.3 million to net cash used in investing activities in the nine months ended September 30, 2005. The decrease was mainly due to significantly higher proceeds from investment property sales in 2004. The decrease was also due to higher property acquisition and development expenditures in 2005, mainly due to the 2005 acquisitions of land for the Terminus project in Atlanta and the King Mill industrial project, also in Atlanta. Partially offsetting the decrease was an increase in net investments in notes receivable, as the Company advanced approximately $8.0 million in 2004, a portion of which was collected in 2005.
     Cash Flows from Financing Activities. Net cash used in financing activities decreased approximately $252.8 million in the nine month 2005 period. The primary reasons for this decrease was the repayment of other notes payable and distributions to minority partners made in 2004, both in conjunction with the property sales. Partially offsetting the decrease in net cash used in financing activities was an increase in net borrowings on the Company’s credit facility.
Critical Accounting Policies:
     There has been no material change in the Company’s critical accounting policies from that disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, with the addition of the following.

     One of the unconsolidated joint ventures in which the Company is a partner began recognizing profits from sales of condominium units in the second quarter of 2005 utilizing the percentage of completion method and following the guidelines as outlined in SFAS 66. This unconsolidated joint venture was consolidated effective June 30, 2005 (see Note 9 contained herein), and the Company is recognizing sales and cost of sales in its 2005 condensed consolidated statement of income from that point forward. The percentage of completion method involves significant estimates, particularly in determining the profit percentage to be realized on the overall project and the percentage that construction is complete at particular points during the project. If the Company inaccurately estimates costs to construct the project or the estimated profit percentage, actual final results could differ from previously estimated results.
Item 3. Quantitative and Qualitative Disclosures About Market Risk:
     There has been no material change in the Company’s market risk from that disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
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
     The Company’s management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls can prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. There are inherent limitations in all control systems, including the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of one or more persons. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and, while our disclosure controls and procedures are designed to be effective under circumstances where they should reasonably be expected to operate effectively, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in any control system, misstatements due to error or fraud may occur and not be detected. However, these inherent limitations are known features of the financial reporting process and were taken into account in designing the Company’s processes.
     As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer along with the Chief Financial Officer, of the effectiveness, design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based upon the foregoing, the Chief Executive Officer along with the Chief Financial Officer concluded that our disclosure controls and procedures are effective at providing reasonable assurance that all material information required to be included in our Exchange Act reports is reported in a timely manner. In addition, based on such evaluation we have identified no changes in our internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following table contains information about the Company’s purchases of its equity securities during the third quarter of 2005:

	PURCHASES OUTSIDE PLAN		PURCHASES INSIDE PLAN
			Total Number of Shares
	Total Number		Purchased as	Maximum Number of
	of Shares	Average Price	Part of Publicly	Shares That May Yet Be
	Purchased (1)	Paid Per Share (1)	Announced Plan (2)	Purchased Under Plan (2)
July 1-31	5,531	$31.61	—	5,000,000
August 1-31	2,899	30.06	—	5,000,000
September 1-30	—	—	—	5,000,000

Total	8,430	$31.08	—	5,000,000

(1)	The purchases of equity securities during the third quarter of 2005 related to shares of stock remitted by employees as payment for option exercises.

(2)	On April 15, 2004, the Board of Directors of the Company authorized a stock repurchase plan, which expires April 15, 2006, of up to 5,000,000 shares of the Company’s common stock. No purchases were made under this plan in the third quarter of 2005.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     None.
Item 6. Exhibits
3.1	Restated and Amended Articles of Incorporation of the Registrant, as amended December 15, 2004, filed as Exhibit 3(a)(i) to the Registrant’s Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.

3.2	Bylaws of the Registrant, as amended April 29, 1993, filed as Exhibit 3.2 to the Registrant’s Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference.

11	Computation of Per Share Earnings*

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Data required by SFAS No. 128, “Earnings Per Share,” is provided in Note 5 to the condensed consolidated financial statements included in this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COUSINS PROPERTIES INCORPORATED

/s/ James A. Fleming

James A. Fleming
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

November 9, 2005