Form 10-K
period 2005-12-31
COUSINS PROPERTIES INC
filed 2006-03-14
CIK 25232

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number 0-3576
COUSINS PROPERTIES INCORPORATED
(Exact name of registrant as specified in its charter)

Georgia	58-0869052
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

2500 Windy Ridge Parkway, Suite 1600, Atlanta, Georgia	30339-5683 (Zip Code)
(Address of principal executive offices)
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
None
      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☑          No ☐
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.     Yes ☐          No ☑
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑          Accelerated filer ☐          Non-accelerated filer ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      As of June 30, 2005, the aggregate market value of the common stock of Cousins Properties Incorporated held by non-affiliates was $1,138,315,485 based on the closing sale price as reported on the New York Stock Exchange. As of February 24, 2006, 50,702,647 shares of common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the Registrant’s proxy statement for the annual stockholders meeting to be held on May 9, 2006 are incorporated by reference into Part III of this Form 10-K.

FORWARD-LOOKING STATEMENTS
      Certain matters contained in this report are forward-looking statements within the meaning of the federal securities laws and are subject to uncertainties and risks. These include, but are not limited to, general and local economic conditions, local real estate conditions, the activity of others developing competitive projects, the risks associated with development projects (such as delay, cost overruns and leasing/sales risk of new properties), the cyclical nature of the real estate industry, the financial condition of existing tenants, interest rates, the Company’s ability to obtain favorable financing or zoning, environmental matters, the effects of terrorism, the failure of assets under contract for sale to ultimately close and other risks detailed from time to time in the Company’s filings with the Securities and Exchange Commission, including this report on Form 10-K. The words “believes,” “expects,” “anticipates,” “estimates,” and similar expressions are intended to identify forward-looking statements. Although the Company believes that its plans, intentions and expectations reflected in any forward-looking statements are reasonable, the Company can give no assurance that such plans, intentions or expectations will be achieved. Such forward-looking statements are based on current expectations and speak as of the date of such statements. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of future events, new information or otherwise.

PART I

Item 1.	Business

Corporate Profile
      Cousins Properties Incorporated (the “Registrant” or “Cousins”) is a Georgia corporation, which since 1987 has elected to be taxed as a real estate investment trust (“REIT”). Cousins Real Estate Corporation and its subsidiaries (“CREC”) is a taxable entity wholly-owned by the Registrant and is consolidated with the Registrant. CREC owns, develops, and manages its own real estate portfolio and performs certain real estate related services for other parties. The Registrant and CREC combined are hereafter referred to as the “Company.” Cousins has been a public company since 1962, and its common stock trades on the New York Stock Exchange under the symbol “CUZ.”
      The Company’s strategy is to produce strong stockholder returns by creating value through the development of high quality, well-located office, retail, industrial, multi-family and residential properties. The Company has developed substantially all of the real estate assets it owns and operates. A key element in the Company’s strategy is to actively manage its portfolio of investment properties and at the appropriate times, to engage in timely and strategic dispositions or contributions to joint ventures of developed property in an effort to capture the value of the assets it has created, generate capital for additional development properties and/or return a portion of the value created to its stockholders.
      Unless otherwise indicated, the notes referenced in the discussion below are the “Notes to Consolidated Financial Statements” included in this Annual Report on Form 10-K on pages F-8 through F-41.
      The Company conducts its business through four divisions: Office/ Multi-Family, Retail, Industrial and Land. The following is a summary of the strategy and 2005 activity in each of its operating divisions:

Business Description and Significant Changes in 2005

Office/ Multi-Family Division
      For a number of years, a key element of the Company’s strategy has been the development and management of Class A office space in the Southeast United States and other Sunbelt markets. The Company has developed quality, high profile assets in the past including Bank of America Plaza in Atlanta and Frost Bank Tower in Austin. The Company currently has another high profile building under construction, Terminus 100 in the Buckhead district of Atlanta. In 2004, the Company expanded its development activities into for-sale, multi-family projects. During 2005, in an effort to enhance its multi-family expertise, the Company acquired The Gellerstedt Group, an Atlanta-based private real estate owner, advisor and developer, specializing in urban for-sale multi-family projects. Upon the acquisition of The Gellerstedt Group, the Company renamed its Office Division the Office/ Multi-Family Division.
      The strategy of the Office/ Multi-Family Division is (1) to create value through the development and asset management of Class A office projects in Central Texas, Dallas, Charlotte, Birmingham, and Atlanta and (2) to develop for-sale, high-end, multi-family projects targeted to sophisticated buyers with generally higher income and less sensitivity to interest rates in urban locations in the Southeast and Southwest United States.
      As of December 31, 2005, the Company owned directly or through joint ventures 22 operating office properties totaling 6.7 million rentable square feet and had three projects under active development. Two of the projects under development are multi-family projects in which units are for-sale, and one is the first office building at the Terminus project.
      Significant activity within the Office/ Multi-Family Division in 2005 was as follows:

•	Increased percent leased of the operating portfolio from 82% to 88%.

•	Began construction of 50 Biscayne, a 529-unit multi-family development in Miami.

•	Acquired land for Terminus and began construction on Terminus 100, the project’s first building. As of December 31, 2005, Terminus 100, a 651,000 square foot Class A office building that includes 78,000 square feet of retail and restaurant space, was 41% leased and 57% committed. The project is zoned for 500,000 square feet of additional office space, 50,000 square feet of additional retail space and approximately 800 condominium units.

•	Began pre-development work on 615 Peachtree, the site of an existing office building that is expected to be redeveloped into a mixed use development with a combination of office and multi-family uses.

•	Sold 1155 Perimeter Center West, a 365,000 square foot office building owned by a joint venture in which the Company had a 50% interest.

•	Completed the development of the 51,000 square foot Inhibitex building in suburban Atlanta.

Retail Division
      The strategy of the Retail Division is to create shareholder value through the development and asset management of innovative retail product types, including Avenue® concept lifestyle centers and well-located power centers. The Retail Division focuses its efforts in demographically favorable markets in the Sunbelt with a particular emphasis on Georgia, Tennessee, California and Florida. The Retail Division is also currently focusing additional efforts on Texas and North Carolina. In addition, the Retail Division is partnering with other divisions for the successful execution of mixed-use developments such as the Terminus project in the Buckhead district of Atlanta.
      As of December 31, 2005, the Company owned directly or through joint ventures 11 operating retail properties totaling 2.5 million rentable square feet and had three projects and three expansions under active development totaling 1.3 million square feet.
      Significant activity within the Retail Division in 2005 was as follows:

•	Commenced construction of San Jose MarketCenter, The Avenue Webb Gin, and the expansions of The Avenue West Cobb, The Avenue Viera and Viera MarketCenter. These projects combined represent 914,000 square feet and a total investment of $194 million.

•	Commenced operations of the first phase of The Avenue Carriage Crossing.

•	Closed the sale of Hanover Square South, a recently developed 187,000 square foot Target-shadow-anchored shopping center in Richmond, Virginia.

Industrial Division
      The strategy of the Industrial Division is to create value through the development of institutional quality warehouse and distribution properties. The Industrial Division was formed in 2004 and has initially focused its efforts on the metropolitan Atlanta area. Over time, the Industrial Division expects to expand beyond the Atlanta area to port cities such as Savannah, Jacksonville and Tampa as well as major distribution centers that may include central Florida, Dallas, Memphis and Kansas City.
      Significant activity within the Industrial Division in 2005 was as follows:

•	Purchased 182 acres in suburban Atlanta for development of King Mill Distribution Park, its first industrial project. This project is expected to contain 2.9 million square feet upon completion.

•	Commenced construction on the first phase of this project, a 416,000 square foot building that is expandable to 790,000 square feet.

•	Performed predevelopment activities on its second industrial project, Jefferson Mill in Jackson County, Georgia. These activities culminated in the purchase of 304 acres of land for this project in January 2006.

Land Division
      The strategy of the Land Division is to create value through the acquisition, development and sale of residential lots to developers. In addition, the Land Division acquires and sells certain undeveloped tracts of land to third parties that are generally adjacent to or a part of its residential lot developments. The Land Division conducts most of its business through partnerships with Temple Inland and its affiliates. These alliances have proven beneficial to the Company by sharing in the capital invested in the land business and by shared resources and expertise in the development and sale of residential lots and land tracts.
      At December 31, 2005, the Company had 25 residential communities under development directly or through investments in unconsolidated entities in which approximately 12,700 lots remain to be developed and/or sold.
      Significant activity within the Land Division in 2005 was as follows:

•	Sold 1,941 lots during the year, a 15% increase over 2004.

•	Commenced six new residential developments in Texas and Georgia through the CL Realty, L.L.C. venture representing approximately 2,400 lots that will be developed and sold during the next six years.

•	Sold 34 acres in Wildwood Office Park, 25 acres in the Company’s North Point project and 106 acres in The Lakes of Cedar Grove for aggregate gains of $15.5 million.

Financing Activities
      The Company’s financing strategy is to provide sources of capital to fund its development activities while maintaining a relatively conservative debt to total market capitalization ratio and by managing the Company’s size to make the value created from its development activities more accretive to its common shareholders. Historically, the Company has accomplished this strategy by harvesting the value of its mature assets through the active management of its portfolio through the timely sale of assets or contribution of assets into structured transactions, distribution of the gains on asset sales to shareholders, the issuance of preferred stock and the placement of permanent financing on certain assets.
      During 2005, the Company had the following financing activities:

•	In June 2005, the Company began consolidating one of its ventures, 905 Juniper Venture, LLC (“905 Juniper”), upon employment by the Company of the 28% partner in the venture. 905 Juniper has a construction loan of up to $20.5 million, with an interest rate of LIBOR plus 2% and a maturity of December 1, 2007. The Company guarantees 72% of this debt.

•	The Company has a venture it consolidates which is developing the first industrial building in the King Mill Distribution Park. The 25% partner in this venture has made a loan to the venture, which can be as high as $2.5 million, with an interest rate of 9.0% and a maturity of August 30, 2008.

•	The Company obtained a non-recourse mortgage note payable of $18.5 million on The Points at Waterview in December 2005. This note payable has an interest rate of 5.66% and a maturity of January 1, 2016.

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

Competition
      The Company’s properties compete for tenants with similar properties located in its markets primarily on the basis of location, rental rates, services provided and the design and condition of the facilities. The Company also competes with other real estate companies, financial institutions, pension funds, partnerships, individual investors and others when attempting to acquire and develop properties. In addition, the Land and Office/ Multi-Family divisions compete with other lot and multi-family developers.

Executive Offices; Employees
      The Registrant’s executive offices are located at 2500 Windy Ridge Parkway, Suite 1600, Atlanta, Georgia 30339-5683. At December 31, 2005, the Company employed 448 people.

Available Information
      The Company makes available free of charge on the “Investor Relations” page of its Web site, www.cousinsproperties.com, its filed and furnished reports on Forms 10-K, 10-Q and 8-K, and all amendments thereto, as soon as reasonably practicable after the reports are filed with or furnished to the Securities and Exchange Commission (the “SEC”).
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
      Copies of these documents (without exhibits, when applicable) are also available free of charge upon request to the Company at 2500 Windy Ridge Parkway, Suite 1600, Atlanta, Georgia 30339-5683, Attention: Patrick Hickey, Vice President. Mr. Hickey, the Company’s investor relations’ contact, may also be reached by telephone at (770) 857-2503, by facsimile at (770) 857-2368 or by email at pathickey@cousinsproperties.com.
      In addition, the SEC maintains an internet website that contains reports, proxy and information statements, and other information regarding issuers, including the Company, that file electronically with the SEC at www.sec.gov.

Item 1A.	Risk Factors
      Set forth below are the risks we believe investors should consider carefully in evaluating an investment in the securities of Cousins Properties Incorporated.

We face risks associated with the development of real estate, such as delay, cost overruns and the possibility that we are unable to lease a large portion of the space that we build, which could adversely affect our results.
      We generally undertake more commercial development activity relative to our size than other REITs. Development activities contain certain inherent risks. Although we seek to minimize risks from commercial development through various management controls and procedures, development risks cannot be eliminated. Some of the key factors affecting development of commercial property are as follows:

•	The availability of sufficient development opportunities. Absence of sufficient development opportunities could result in our experiencing slower growth in value creation and slower growth in earnings and results of operations. Development opportunities are dependent upon a wide variety of factors. From time to time, availability of these opportunities can be extremely volatile as a result of these factors, including economic conditions and product supply/demand characteristics in a particular market.

•	Abandoned predevelopment costs. The development process inherently requires that a large number of opportunities be pursued with only a few being developed and constructed. There can be significant costs incurred for predevelopment activity for projects that are abandoned that directly affect our results from operations. We have procedures and controls in place that are intended to minimize this risk, but it is likely that there will be predevelopment costs charged to expense on an ongoing basis.

•	Project costs. Construction and leasing of a project involves a variety of costs that cannot always be identified at the beginning of a project. Costs may arise that have not been anticipated or actual costs may exceed estimated costs. These additional costs can be significant and could adversely impact our return on a project, the amount of value created from the development effort on the project, and the expected results from operations upon completion of the project. Also, construction costs rose significantly in 2005 due to increased demand for building materials and are expected to increase further in the near term. We attempt to mitigate construction cost risks on our development projects through guaranteed maximum price contracts and pre-ordering of certain materials. But we may be adversely affected by increased construction costs on our current and future projects.

•	Leasing risk. The success of a commercial real estate development project is dependent upon, among other factors, entering into leases with acceptable terms within the predefined lease-up period. Although our policy is to achieve preleasing goals (which vary by market, product type and circumstances) before committing to a project, it is likely that not all the space in a project will be leased at the time we commit to the project. If the space is not leased on schedule and upon the expected terms and conditions, our returns, value creation, future earnings and results of operations from the project could be adversely impacted. Whether or not tenants are willing to enter into leases on the terms and conditions we project and on the timetable we expect will depend upon a large variety of factors, many of which are outside our control. These factors may include:

•	general business conditions in the economy or in the tenants’ or prospective tenants’ industries;

•	supply and demand conditions for space in the marketplace; and

•	level of competition in the marketplace.

•	Governmental approvals. All necessary zoning, land-use, building, occupancy and other required governmental permits and authorization may not be obtained or may not be obtained on a timely basis resulting in possible delays, decreased profitability and increased management time and attention.

If interest rates or other market conditions for obtaining capital become unfavorable, we may be unable to raise capital needed to build our developments on a timely basis, or we may be forced to borrow money at higher interest rates or under adverse terms, which could adversely affect our cash flow and results of operations.
      We finance our projects primarily through our credit facility, permanent mortgages, proceeds from the sale of assets and joint venture equity. In addition, we have raised capital through the issuance of perpetual preferred stock to supplement our capital needs. Each of these sources may be constrained from time to time because of market conditions, and interest rates may be unfavorable at any given point in time. These sources of capital, and the risks associated with each, include the following:

•	Credit facilities. Terms and conditions available in the marketplace for credit facilities vary over time. We can provide no assurance that the amount we need from our credit facility will be available at any given time, or at all, or that the rates and fees charged by the lenders will be acceptable to us. We incur interest under our credit facility at a variable rate. Variable rate debt creates higher debt service requirements if market interest rates increase, which would adversely affect our cash flow and results of operations.

•	Mortgage financing. The availability of financing in the mortgage markets varies from time to time depending on various conditions, including the willingness of mortgage lenders to lend at any given point in time. Interest rates may also be volatile and we may from time to time elect not to proceed with mortgage financing due to unfavorable interest rates. This could adversely affect our ability to finance development activities. In addition, if a property is mortgaged to secure payment of indebtedness and we are unable to make the mortgage payments, the lender may foreclose, resulting in loss of income and asset value.

•	Property sales. Real estate markets tend to experience market cycles. Because of such cycles the potential terms and conditions of sales, including prices, may be unfavorable for extended periods of time. This could impair our ability to raise capital through property sales in order to fund our development projects or other cash needs. In addition, mortgage financing on a property may impose a prepayment penalty in the event the financing is prepaid, which may decrease the proceeds from a sale or refinancing or make the sale or refinancing impractical.

•	Joint ventures. Joint ventures tend to be complex arrangements, and there are only a limited number of parties willing to undertake such investment structures. There is no guarantee that we will be able to undertake these ventures at the times we need capital.

•	Preferred stock. The availability of preferred stock at favorable terms and conditions is dependent upon a number of factors including the general condition of the economy, the overall interest rate environment, the condition of the capital markets and the demand for this product by potential holders of the securities. We can provide no assurance that conditions will be favorable for future issuances of perpetual preferred stock (or other equity securities) when we need the capital which could have an adverse effect on our ability to fund development projects.
      Although we believe that in most economic and market environments we will be able to obtain necessary capital for our operations from the foregoing financing activities, we can make no assurances that the capital we need will be available when we need it. If we cannot obtain capital when we need it, we may not be able to develop and construct all the projects we could otherwise develop which could result in a reduction in value creation, as well as a reduction in the future earnings and results of operations and the growth rate of future earnings and results of operations. Lack of financing could also result in an inability to repay maturing debt which could result in defaults and, potentially, loss of properties, as well as an inability to make distributions to stockholders. Unfavorable interest rates could adversely impact both the cost of our projects (through capitalized interest) and our current earnings and funds from operations.

Covenants contained in our credit facility and mortgages could restrict or hinder our operational flexibility, which could adversely affect our results of operations.
      Our credit facility imposes financial and operating covenants on us. These covenants may be modified from time to time, but covenants of this type typically include matters such as restrictions and limitations on our ability to incur debt and certain forms of equity capital, as well as limitations on the amount of our unsecured debt, limitations on payments to stockholders, and limitations on the amount of development and joint venture activity in which we may engage. These covenants may limit our flexibility in making business decisions. If we fail to meet those covenants, our ability to borrow may be impaired, which could potentially make it more difficult to fund our capital and operating needs. Additionally, some of our properties are subject to mortgages. These mortgages contain customary negative covenants, including limitations on our ability, without the lender’s prior consent, to further mortgage that property, to modify existing leases or to sell that property. Compliance with these covenants could harm our operational flexibility and financial condition.

Our ownership of commercial real estate involves a number of risks, including general economic and market risks, leasing risk, uninsured losses and condemnation costs, environmental issues, joint venture structure risk and concentration of real estate, the effects of which could adversely affect our business.
      General economic and market risks. Our assets may not generate income sufficient to pay our expenses, service debt and maintain our properties, and, as a result, we may need to reduce our dividend in future periods. Several factors may adversely affect the economic performance and value of our properties. These factors include, among other things:

•	changes in the national, regional and local economic climate;

•	local conditions such as an oversupply of properties or a reduction in demand for properties;

•	the attractiveness of our properties to tenants;

•	competition from other available properties;

•	changes in market rental rates; and

•	the need to periodically repair, renovate and re-lease space.
      Our performance also depends on our ability to collect rent from tenants and to pay for adequate maintenance, insurance and other operating costs (including real estate taxes), which could increase over time. Also, the expenses of owning and operating a property are not necessarily reduced when circumstances such as market factors and competition cause a reduction in income from the property. If a property is mortgaged and we are unable to meet the mortgage payments, the lender could foreclose on the mortgage and take the property. In addition, interest rate levels, the availability of financing, changes in laws and governmental regulations (including those governing usage, zoning and taxes) and financial distress or bankruptcies of tenants may adversely affect our financial condition.
      Leasing risk. Our operating revenues are dependent upon entering into leases with and collecting rents from tenants. National, regional and local economic conditions may adversely impact tenants and potential tenants in the various marketplaces in which projects are located, and accordingly, could affect their ability to continue to pay rents and possibly to occupy their space. Tenants sometimes experience bankruptcies and pursuant to the various bankruptcy laws, leases may be rejected and thereby terminated. When leases expire or are terminated, replacement tenants may or may not be available upon acceptable terms and conditions. In addition, our cash flows and results of operations could be adversely impacted if existing leases expire or are terminated and at such time, market rental rates are lower than the previous contractual rental rates. As a result, our distributable cash flow and ability to make distributions to stockholders would be adversely affected if a significant number of our tenants fail to pay their rent due to bankruptcy, weakened financial condition or otherwise.
      Uninsured losses and condemnation costs. Accidents, earthquakes, terrorism incidents and other losses at our properties could materially adversely affect our operating results. Casualties may occur that significantly damage an operating property, and insurance proceeds may be materially less than the total loss incurred by us. Although we maintain casualty insurance under policies we believe to be adequate and appropriate, some types of losses, such as lease and other contract claims, generally are not insured. Certain types of insurance may not be available or may be available on terms that could result in large uninsured losses. We own property in California and other locations where property is subject to damage from earthquakes, as well as other natural catastrophes. We also own property that could be subject to loss due to terrorism incidents. The earthquake insurance and terrorism insurance markets, in particular, tend to be volatile and the availability and pricing of insurance to cover losses from earthquakes and terrorism incidents may be unfavorable from time to time. In addition, earthquakes and terrorism incidents could result in a significant loss that is uninsured due to the high level of deductibles or damage in excess of levels of coverage. Property ownership also involves potential liability to third parties for such matters as personal injuries occurring on the property. Such losses may not be fully insured. In addition to uninsured losses, various government authorities may condemn all or parts of operating properties. Such condemnations could adversely affect the viability of such projects.
      Environmental issues. Environmental issues that arise at our properties could have an adverse effect on our financial condition and results of operations. Federal, state and local laws and regulations relating to the protection of the environment may require a current or previous owner or operator of real estate to investigate and clean up hazardous or toxic substances or petroleum product releases at a property. The owner or operator may have to pay a governmental entity or third parties for property damage and for investigation and clean-up costs incurred by such parties in connection with the contamination. These laws typically impose clean-up responsibility and liability without regard to whether the owner or operator knew of or caused the presence of the contaminants. Even if more than one person may have been responsible for the contamination, each person covered by the environmental laws may be held responsible for all of the clean-up costs incurred. In addition, third parties may sue the owner or operator of a site for damages and costs resulting from environmental contamination emanating from that site. We are not currently aware of any environmental liabilities at locations that we believe would have a material adverse effect on our business, assets, financial condition or results of operations. Unidentified environmental liabilities could arise, however, and could have an adverse effect on our financial condition and results of operations.
      Joint venture and partnership structure risks. Our joint venture partners have rights to take some actions over which we have no control, which could aversely affect our interests in the related joint ventures and in some cases our overall financial condition or results of operations. We have interests in a number of joint ventures and partnerships and may in the future conduct our business through joint ventures and partnerships. These structures involve participation by other parties whose interests and rights may not be the same as ours. For example, a partner or co-investor might have economic and/or other business interests or goals which are unlike or incompatible with our business interests or goals and those partners or co-investors may be in a position to take action contrary to our interests. In addition, such partners or co-investors may become bankrupt and such proceedings could have an adverse impact on the operation of the partnership or joint venture. Furthermore, the success of a project may be dependent upon the expertise, business judgment, diligence and effectiveness of our partners in matters that are outside our control. Thus, the involvement of partners and co-investors could adversely impact both the operation and ownership of the underlying properties and the disposition of such underlying properties.
      Regional concentration of properties. Currently, a large percentage of our properties are located in metropolitan Atlanta, Georgia. In the future, there may be significant concentrations in metropolitan Atlanta, Georgia and/or other markets. If there is deterioration in any market in which we have significant holdings, our interests could be adversely affected, including, without limitation, loss in value of properties, decreased cash flows and decreased abilities to make or maintain distributions to stockholders.

Any failure to timely sell the multi-family units developed by our office/multi-family division or an increase in development costs could adversely affect our results of operations.
      Our office/multi-family division develops for-sale multi-family residential projects mostly in urban markets. We presently are developing two condominium projects with joint venture partners. Multi-family unit sales can be highly cyclical and can be affected by interest rates and local issues. Once a project is undertaken, we can provide no assurance that we will be able to sell the units in a timely manner which could result in significantly increased carrying costs and erosion or elimination of profit with respect to any project.
      In addition, actual construction and development costs of the multi-family residential projects can exceed estimates for various reasons. As these projects are normally multi-year projects, the market may change between commencement of a project and its completion. Any estimates of sales and profits may differ substantially from our actual sales and profits and, as a result, our results of operations may differ substantially from any estimates.

Any failure to receive cash corresponding to previously recognized revenues could adversely affect our future results of operations.
      In accordance with accounting principles generally accepted in the United States, we recognize revenues and profits from sales of multi-family residential units during the course of construction. Revenue is recorded when, among other factors, construction is beyond a preliminary stage, the buyer is committed to the extent of being unable to require a full refund, except for nondelivery of the residence, a substantial percentage of units are under non-cancelable contracts, collection of the sales price is reasonably assured and costs can be reasonably estimated. Due to various contingencies, like delayed construction and buyer defaults, we may receive less cash than the amount of revenue already recognized or the cash may be received at a later date than we expected, which could affect amounts previously recognized and our ultimate profitability of the multi-family project.

Any failure to timely sell the lots developed by our land division could adversely affect our results of operations.
      Our land division develops residential subdivisions, primarily in metropolitan Atlanta, Georgia. Our land division also participates in joint ventures that develop or plan to develop subdivisions in metropolitan Atlanta, as well as Texas, Florida and other states. This division also from time to time supervises sales of unimproved properties owned or controlled by us. Residential lot sales can be highly cyclical and can be affected by interest rates and local issues, including the availability of jobs, transportation and the quality of public schools. Once a development is undertaken, no assurances can be given that we will be able to sell the various developed lots in a timely manner. Failure to sell such lots in a timely manner could result in significantly increased carrying costs and erosion or elimination of profit with respect to any development.
      In addition, actual construction and development costs with respect to subdivisions can exceed estimates for various reasons, including unknown site conditions. Subdivision lot sales and unimproved property sales generally arise and close fairly quickly and are, accordingly, difficult to predict with any precision. Additionally, some of our residential properties are multi-year projects, and market conditions may change between the time we decide to develop a property and the time that all or some of the lots or tracts may be ready for sale. Similarly, we often hold undeveloped land for long periods of time prior to sale. Any changes in market conditions between the time we acquire land and the time we desire to sell land, could cause the Company’s estimates of proceeds from such sales, and the related profits to be unreliable. Any estimates of sales and profits may differ substantially from actual sales and profits and as a result, our results of operations may differ substantially from these estimates.

Any failure to timely sell or lease non-income producing land could adversely affect our results of operations.
      We maintain significant holdings of non-income producing land in the form of land tracts and outparcels. Our strategy with respect to the parcels of land include (1) developing the land at a future date as a retail, office, industrial or mixed-use income producing property or developing it for single-family or multi-family residential uses; (2) ground leasing the land to third parties; and (3) selling the parcels to third parties. Before we develop, lease or sell these land parcels, we incur carrying costs, including interest expense and property tax expense.

      If we are unable to sell this land or convert it into income producing property in a timely manner, our results of operations and liquidity could be adversely affected.

Our third party business may experience volatility based on a number of factors, including termination of contracts, which could adversely affect our results of operations.
      We engage in third party development, leasing, property management, asset management and property services to unrelated property owners. Contracts for such services are generally short-term in nature and permit termination without extensive notice. Fees from such activity can be volatile due to unexpected terminations of such contracts. Extensive unexpected terminations could materially adversely affect our results of operations. Further, the timing of the generation of new contracts for services is very difficult to predict. As a result, any estimates of revenues from our third party business may be materially different from actual results.

We may not adequately or accurately assess new opportunities, which could materially harm our results of operations.
      Our estimates and expectations with respect to new lines of business and opportunities may differ substantially from actual results, and any losses from these endeavors could materially adversely affect our results of operations. We conduct business in an entrepreneurial manner. We seek opportunities in various sectors of real estate and in various geographical areas and from time to time undertake new opportunities, including new lines of business. Not all opportunities or lines of business prove to be profitable. We expect from time to time that some of our business ventures may have to be terminated because they do not meet expectations.

We are dependent upon key personnel, the loss of any of whom could adversely impair our ability to execute our business.
      One of our objectives is to develop and maintain a strong management group at all levels. At any given time we could lose the services of key executives and other employees. None of our key executives or other employees are subject to employment agreements or contracts. Further, we do not carry key person insurance on any of our executive officers or other key employees. The loss of services of any of our key employees could have an adverse impact upon our results of operations, financial condition and management ability to execute our business strategy.

Our restated and amended articles of incorporation contain limitations on ownership of our stock, which may prevent a takeover which might otherwise be in the best interests of our stockholders.
      Our articles of incorporation impose limitations on the ownership of our stock. In general, except for certain individuals who owned stock at the time of adoption of these limitations, no individual or entity may own more than 3.9% of the value of our outstanding stock. The ownership limitation may have the effect of delaying, inhibiting or preventing a transaction or a change in control that might involve a premium price for our stock or otherwise be in the best interest of our stockholders.

Any failure to continue to qualify as a real estate investment trust for federal income tax purposes could have a material adverse impact on us and our stockholders.
      Cousins intends to operate in a manner to qualify as a REIT for federal income tax purposes. However, we can provide no assurance that Cousins has qualified or will remain qualified as a REIT. Qualification as a REIT involves the application of highly technical and complex provisions of the Internal Revenue Code, for which there are only limited judicial or administrative interpretations. Certain facts and circumstances not entirely within our control may affect our ability to qualify as a REIT. In addition, we can provide no assurance that legislation, new regulations, administrative interpretations or court decisions will not adversely affect Cousins’ qualification as a REIT or the federal income tax consequences of Cousins’ REIT status.

      If Cousins were to fail to qualify as a REIT, it would not be allowed a deduction for distributions to stockholders in computing its taxable income. In this case, it would be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates. Unless entitled to relief under certain Code provisions, it also would be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost. As a result, the cash available for distribution to our stockholders would be reduced for each of the years involved. Although Cousins currently intends to operate in a manner designed to qualify as a REIT, it is possible that future economic, market, legal, tax or other considerations may cause us to revoke the REIT election.
      In order to qualify as a REIT, Cousins generally will be required each taxable year to distribute to its stockholders at least 90% of its net taxable income (excluding any net capital gain). To the extent that Cousins does not distribute all of its net capital gain or it distributes at least 90%, but less than 100%, of its other taxable income, Cousins will be subject to tax on the undistributed amounts at regular corporate rates. In addition, Cousins will be subject to a 4% nondeductible excise tax to the extent that distributions paid by Cousins during the calendar year are less than the sum of the following:

•	85% of its ordinary income;

•	95% of its net capital gain income for that year, and

•	100% of its undistributed taxable income (including any net capital gains) from prior years.
      We intend to make distributions to our stockholders to comply with the 90% distribution requirement, to avoid corporate-level tax on undistributed taxable income and to avoid the nondeductible excise tax. Differences in timing between taxable income and cash available for distribution could require Cousins to borrow funds to meet the 90% distribution requirement, to avoid corporate-level tax on undistributed taxable income and to avoid the nondeductible excise tax. Satisfying the distribution requirements may also make it more difficult to fund new development projects.

Item 1B.	Unresolved Staff Comments.
      Not applicable.

Item 2.	Properties
      The following tables set forth certain information relating to properties in which the Company has a 10% or greater ownership interest. Information presented in Note 4 to the Consolidated Financial Statements included in Item 8 of this report provides additional information related to the Company’s joint ventures. All information presented is as of December 31, 2005. Dollars are stated in thousands.

Table of Major Operating Office and Retail Properties

											Cost and
											Cost Less				Debt
	Year						Percentage	Average	Major Tenants	Major	Depreciation				Maturity
	Development			Company’s		Rentable	Leased as of	2005	(Lease	Tenants’	and				and
Description and	Completed		Venture	Ownership		Square Feet	December 31,	Economic	Expiration/Options	Rentable	Amortization		Debt		Interest
Location	or Acquired		Partner	Interest		and Acres	2005	Occupancy	Expiration)	Sq. Feet	(1)		Balance		Rate

Office
Inforum Atlanta, GA	1999		N/A	100%		983,000	88%	85%	BellSouth Corporation(3)(2009)	277,744	$77,864		$0		N/A
						4 Acres(2)			Georgia Lottery Corp. (2013)	127,827	$40,288
									Co Space Services, LLC (2020/2025)	120,298
									Turner Broadcasting (2011/2016)	57,827
									Sapient Corporation (2009/2019)	57,689
The Points at Waterview Suburban Dallas, Texas	2000		N/A	100%		203,000	99%	92%	Bombardier Aerospace Corp.	97,740	$30,386	(4)	$18,500		1/1/16
						15 Acres(4)			(2013/2023)		$24,125	(4)			5.66%
									Liberty Mutual (2011/2021)	28,124
Lakeshore Park Plaza Birmingham, AL	1998		Daniel Realty	100	%(5)	190,000	55%	51%	Synovus Mortgage (2013/2018)	25,806	$16,148		$9,359		11/1/08
			Company			12 Acres			Daxco (2009/2014)	9,318	$12,855				6.78%
									General Services (2008)	7,806
600 University Park Place Birmingham, AL	2000		Daniel Realty	100	%(5)	123,000	100%	96%	Southern Communications Services(3)	41,961	$18,126		$13,350		8/10/11
			Company			10 Acres			(2010)		$14,485				7.38%
									Southern Progress (2006/2011)	37,406
100 North Point Center East Suburban Atlanta, GA	1995	(6)	N/A	100%		128,000	91%	84%	Schweitzer- Mauduit		$12,025		$22,365	(7)	8/1/07
						7 Acres			International, Inc. (2012)	32,655	$9,894				7.86%
									Med Assets HSCA, Inc. (2011/2016)	21,914
									Golden Peanut Co. (2017)	18,104
200 North Point Center East Suburban Atlanta, GA	1996	(6)	N/A	100%		129,000	70%	44%	Med Assets HSCA, Inc. (2012/2017)	35,041	$10,655			(7)	(7)
						9 Acres			Intellisync (2008/2011)	22,409	$9,511
									Dean Witter (2007)	15,709
									B2B Workforce, Inc. (2008/2013)	14,171
333 North Point Center East Suburban Atlanta, GA	1998		N/A	100%		130,000	77%	71%	Merrill Lynch (2014/2024)	35,949	$13,326		$30,232	(8)	11/1/11
						9 Acres			Wells Fargo Bank NA (2009/2012)	22,438	$9,314				7.00%
									Phillip Morris (2008/2013)	17,521
555 North Point Center East Suburban Atlanta, GA	2000		N/A	100%		152,000	85%	82%	Kids II, Inc. (2016/2026)	51,059	$17,087			(8)	(8)
						10 Acres			Regus Business Centre (2011/2016)	22,422	$13,047
									Matria Healthcare, Inc. (2006)	12,375
									Robert W. Baird (2011/2016)	11,074

												Cost and
												Cost Less				Debt
	Year					Percentage		Average		Major Tenants	Major	Depreciation				Maturity
	Development		Company’s		Rentable	Leased as of		2005		(Lease	Tenants’	and				and
Description and	Completed	Venture	Ownership		Square Feet	December 31,		Economic		Expiration/Options	Rentable	Amortization		Debt		Interest
Location	or Acquired	Partner	Interest		and Acres	2005		Occupancy		Expiration)	Sq. Feet	(1)		Balance		Rate

615 Peachtree Street Atlanta, GA(9)	1996	N/A	100%		138,000	10	%(9)	38	%(9)	Wachovia(3)(2006)	13,742	$12,256		$0		N/A
					2 Acres							$7,352
Galleria 75 Suburban Atlanta, GA	2004	N/A	100%		114,000	97%		86%		American Tower L.P. (2006)	22,702	$11,687		$0		N/A
					7 Acres					THD At-Home Svs. (2007/2008)	24,259	$10,717
3301 Windy Ridge Parkway Atlanta, GA	1984	N/A	100%		107,000	100	% (10)	100%		Indus International, Inc.	107,000	$13,435		$0		N/A
					10 Acres					(2012/2017) (10)		$6,252
3100 Windy Hill Road Atlanta, GA	1983	N/A	100	%(11)	188,000	100%		100%		IBM (2006)	187,995	$17,005		$0		N/A
					13 Acres							$10,883
Frost Bank Tower Austin, TX	2004	Prudential(3)	90.25%		530,000	78%		65%		Graves, Dougherty, Hearon	67,377	$135,841		$0		N/A
					2 Acres(12)					& Moody, P.C. (2020/2035)		$128,548
										Frost National Bank (2014/2049)	51,958
										Winstead, Sechrest & Minick P.C.	51,875
										(2014/2024)
										Jenkens & Gilchrist (2014/2024)	46,662
One Georgia Center Atlanta, GA	2000	Prudential(3)	88.50%		347,000	36%		19%		Hamilton, Westby, Marshall (2012)	11,070	$40,247	(4)	$0		N/A
					3 Acres(4)							$35,161	(4)
Bank of America Plaza Atlanta, GA	1992	Bank of	50%		1,253,000	100%		100%		Bank of America (3)(2012/2042)	375,283	$226,351			(14)	(14)
		America (3)			4 Acres					Troutman Sanders (2020/2037)	284,402	$135,177
										Ernst & Young LLP (2007)	209,977
										Paul Hastings (2012/2017)(13)	114,893
										Hunton & Williams	113,014
										(2009/2014)
Gateway Village Charlotte, NC	2001	Bank of	50%		1,065,000	100%		100%		Bank of America (3)(2016/2035)	1,065,000	$210,012		$154,775		12/1/16
		America (3)			8 Acres							$180,429				6.41%
Ten Peachtree Place Atlanta, GA	1991	Coca-Cola	50%		259,000	100%		100%		AGL Services Co. (2013/2028)	226,779	$40,594	(4)	$29,300		4/1/15
		(3)			5 Acres(4)					Domtar (2006)	32,720	$27,568	(4)			5.39%
Grandview II Birmingham, AL	1998	Prudential(3)	11.50%		149,000	88%		84%		Fortis Benefits Insurance	39,452	$24,426		$0		N/A
					8 Acres					Company (2010/2020)		$15,141
										Daniel Realty Company (2008)	23,440
Meridian Mark Plaza Atlanta, GA	1999	N/A	100%		160,000	100%		100%		Northside Hospital(3)	57,614	$25,935		$23,975		9/1/10
					3 Acres					(2013/2023)(15)		$18,632				8.27%
										Scottish Rite Hospital for	31,676
										Crippled Children, Inc.
										(2013/2018)(15)

									Cost and
									Cost Less		Debt
	Year				Percentage	Average	Major Tenants	Major	Depreciation		Maturity
	Development		Company’s	Rentable	Leased as of	2005	(Lease	Tenants’	and		and
Description and	Completed	Venture	Ownership	Square Feet	December 31,	Economic	Expiration/Options	Rentable	Amortization	Debt	Interest
Location	or Acquired	Partner	Interest	and Acres	2005	Occupancy	Expiration)	Sq. Feet	(1)	Balance	Rate

AtheroGenics Suburban Atlanta, GA	1999	N/A	100%	51,000	100%	100%	AtheroGenics (2009/2019)	50,821	$7,655	$0	N/A
				4 Acres					$4,078
Inhibitex Suburban Atlanta, GA	2005	N/A	100%	51,000	100%	49%	Inhibitex (2015/2025)	50,933	$6,641	$0	N/A
				5 Acres					$6,376
Emory Crawford Long Medical Office Tower Atlanta, GA	2002	Emory	50%	358,000	99%	99%	Emory University (2017/2047)	148,741	$52,167	$53,201	6/1/13
		University		(16)			Resurgens (2014)	26,581	$42,849		5.90%
Presbyterian Medical Plaza at University Charlotte, NC	1997	Prudential(3)	11.50%	69,000	100%	100%	Novant Health, Inc.	63,862	$8,636	$0	N/A
				1 Acre(17)			(2012/2027)(18)		$5,712

Office Square Foot Expiring
      As of December 31, 2005, the Company’s office portfolio included 22 commercial office buildings, excluding all properties currently under development, held for redevelopment, and/or in lease-up. The weighted average remaining lease term of these office buildings was approximately seven years as of December 31, 2005. Most of the major tenant leases in these buildings provide for pass through of operating expenses and contractual rents which escalate over time. The leases expire as follows:

										2015 &
	2006	2007	2008	2009	2010	2011	2012	2013	2014	Thereafter	Total

Total (including Company’s % share of Joint Venture Properties):
Square Feet Expiring(19)	330,430	232,948	239,697	643,667	170,729	262,113	581,271	499,751	279,511	1,124,405	4,364,522
% of Leased Space	8%	5%	5%	15%	4%	6%	13%	11%	6%	27%	100%
Annual Contractual
Rent (000’s)(20)	$5,194	$5,110	$3,765	$10,390	$2,654	$3,784	$13,014	$8,523	$6,661	$22,678	$81,773
Annual Contractual
Rent/ Sq. Ft.(20)	$15.72	$21.93	$15.71	$16.14	$15.54	$14.44	$22.39	$17.06	$23.83	$20.17	$18.74

Wholly Owned:
Square Feet Expiring(19)	309,382	83,448	214,496	538,306	135,605	239,156	207,778	324,053	89,016	251,933	2,393,173	(21)
% of Leased Space	13%	3%	9%	22%	6%	10%	9%	14%	4%	10%	100%
Annual Contractual
Rent (000’s)(20)	$4,813	$1,473	$3,425	$8,350	$2,139	$3,414	$3,206	$5,549	$1,865	$6,106	$40,340
Annual Contractual
Rent/ Sq. Ft.(20)	$15.56	$17.65	$15.97	$15.51	$15.78	$14.28	$15.43	$17.12	$20.95	$24.24	$16.86

Joint Venture:
Square Feet Expiring(19)	43,697	310,894	67,202	213,686	85,925	33,295	764,918	307,155	215,355	1,625,897	3,668,024	(22)
% of Leased Space	1%	8%	2%	6%	2%	1%	21%	8%	6%	45%	100%
Annual Contractual
Rent (000’s)(20)	$813	$7,509	$1,099	$4,118	$1,299	$572	$20,022	$5,430	$5,414	$30,390	$76,666
Annual Contractual
Rent/ Sq. Ft.(20)	$18.60	$24.15	$16.35	$19.27	$15.12	$17.18	$26.18	$17.68	$25.14	$18.69	$20.90

												Cost and
	Year									Major		Cost Less		Debt
	Development					Percentage		Average		Tenants	Major	Depreciation		Maturity
Description	Completed		Company’s			Leased as of		2005		(Lease	Tenants’	and		and
and	or		Ownership		Rentable Square	December 31,		Economic		Expiration/Options	Rentable	Amortization	Debt	Interest
Location	Acquired	Venture Partner	Interest		Feet and Acres	2005		Occupancy		Expiration)	Sq. Feet	(1)	Balance	Rate

Retail Centers
The Avenue Carriage Crossing Suburban Memphis, TN	2005	Jim Wilson	100	%(5)	786,000(23)	89	%(24)	18	%(24)	Dillard’s(25)	N/A	$83,103	$0	N/A
		& Associates			135 acre(4)					Parisian (2020/2050)	130,000	$82,477
		(3)			(586,000 owned					Linens ‘n Things (2015/2030)	28,323
					by Carriage					Barnes & Noble (2015/2025)	25,641
					Avenue, LLC )					Cost Plus (2016/2031)	18,200
The Avenue Viera Viera, FL	2005	N/A	100	%(5)	361,000(23)	88%		77%		Rave Motion Pictures(25)	N/A	$46,550	$0	N/A
					56 Acres					Belk, Inc. (2024/2044)(26)	65,927	$44,353
					(286,000 owned					Bed, Bath & Beyond (2015)	24,329
					by the Company )					Books a Million (2015/2035)	14,795
The Avenue of the Peninsula Rolling Hills Estates, CA	1999	N/A	100%		373,000	94%		85%		Regal Cinema (2015/2030)	55,673	$99,196	$0	N/A
					14 Acres					Saks & Company (2019/2049)	42,404	$74,262
										Equinox (2020/2030)	28,000
										Borders (2018/2038)	14,286
										Restoration Hardware (2010/2020)	13,521
The Avenue East Cobb Suburban Atlanta, GA	1999	N/A	100%		231,000	100%		94%		Borders, Inc. (2015/2030)	24,882	$42,311	$37,058	8/1/10
					30 Acres					Bed, Bath & Beyond (2010/2025)	21,007	$27,827		8.39%
										GAP (2010/2015)	19,434
										Talbots (2010/2020)	12,905
										Pottery Barn(3) (2012)	10,000
The Avenue West Cobb Suburban Atlanta, GA	2003	N/A	100%		205,000(23)	98%		99%		Linens ‘n Things (2014/2029)	28,030	$35,393	$0	N/A
					22 Acres(4)					Barnes & Noble (2014/2024)	24,025	$31,755
										Pier One Imports (2013/2023)	9,980
										Aspen’s Signature Steaks	9,580
										(2019/2024)
Viera MarketCenter Viera, FL	2005	N/A	100	%(5)	96,000(23)	97%		22%		Kohl’s Department Stores, Inc.	88,248	$4,864	$0	N/A
					20 acres					(2026/2056)(26)		$4,811
The Avenue Peachtree City Suburban Atlanta, GA	2001	Prudential(3)	88.50	%(5)	182,000	99%		96%		Books a Million (2008/2013)	13,750	$33,024	$0	N/A
					18 Acres(27)					GAP (2012/2022)	10,822	$24,727
										Homebanc Mortgage Corporation	8,851
										(2007/2012)
										Talbots (2012/2022)	8,672
										Banana Republic (2012/2022)	8,015
The Shops at World Golf Village St. Augustine, FL (28)	1999	W.C. Bradley Co.	50%		80,000	72%		71%		Bradley Specialty Retailing,	31,044	$13,266	$0	N/A
					3 Acres					Inc. (2013/2023)		$9,342

										Cost and
	Year							Major		Cost Less		Debt
	Development					Percentage	Average	Tenants	Major	Depreciation		Maturity
Description	Completed		Company’s			Leased as of	2005	(Lease	Tenants’	and		and
and	or		Ownership	Rentable Square		December 31,	Economic	Expiration/Options	Rentable	Amortization	Debt	Interest
Location	Acquired	Venture Partner	Interest	Feet and Acres		2005	Occupancy	Expiration)	Sq. Feet	(1)	Balance	Rate

North Point MarketCenter Suburban Atlanta, GA	1994/1995	Prudential(3)	11.50%	518,000(23)		99%	100%	Target(25)	N/A	$57,019	$24,187	6/30/06
				60 Acres				Babies ‘R‘ Us (2012/2032)	50,275	$42,822		8.50%
				(401,000				Media Play (2010/2025)(29)	48,884
				square feet				Marshalls (2010/2025)	40,000
				and 49 acres				Hudson’s Furniture(3) (2011/2021)	40,000
				owned by				Linens ‘n Things (2010/2025)	35,000
				CP Venture				Regal Cinemas (2014/2034)	34,733
				Two LLC	)			Circuit City (2015/2030)	33,420
								PetsMart, Inc. (2009/2029)	25,465
								GAP’s Old Navy Store (2011)	20,000
Greenbrier MarketCenter Chesapeake, VA	1996	Prudential(3)	11.50%	493,000(23)		100%	100%	Target(25)	N/A	$49,107	$0	N/A
				44 Acres				Harris Teeter, Inc. (2016/2036)	51,806	$36,933
				(376,000 square				Best Buy (2015/2030)	45,106
				feet and 36 acres				Bed, Bath & Beyond (2012/2027)	40,484
				owned by				Babies ‘R‘ Us (2006/2021)	40,000
				CP Venture				Stein Mart, Inc. (2006/2026)	36,000
				Two LLC	)			Barnes & Noble Superstores,	29,974
								Inc. (2012/2022)
								PetsMart, Inc. (2011/2031)	26,040
								Office Max (2011/2026)	23,484
								GAP’s Old Navy Store	14,000
								(2007/2012)
Los Altos MarketCenter Long Beach, CA	1996	Prudential(3)	11.50%	182,000		100%	100%	Sears(25)	N/A	$32,864	$0	N/A
				(157,000 square				Borders, Inc. (2017/2037)	30,000	$25,660
				feet and 17 acres				Bristol Farms(3) (2012/2032)	28,200
				owned by				CompUSA, Inc. (2011/2021)	25,620
				CP Venture				Sav-on Drugs(3) (2016/2036)	16,914
				Two LLC	)
Mansell Crossing Phase II Suburban Atlanta, GA	1996	Prudential(3)	11.50%	103,000		100%	100%	Bed, Bath & Beyond (2012/2027)	40,787	$12,639	$0	N/A
				13 Acres				Ross Stores Inc. (2014/2034)	32,144	$9,635
								Rooms To Go (2016/2036)	21,000

Stand Alone Retail Sites Adjacent to Company’s Retail Projects
North Point Suburban Atlanta, GA	1993	N/A	100%	23 Acres		100%	100%	N/A	N/A	$3,509	$0	N/A
										$3,213

Retail Square Foot Expiring
      As of December 31, 2005, the Company’s retail portfolio included eleven retail properties, excluding all properties currently under development and/or in lease-up and the retail sites. The weighted average remaining lease term of these retail properties was approximately nine years as of December 31, 2005. Most of the major tenant leases in these retail properties provide for pass through of operating expenses and contractual rents which escalate over time. The leases expire as follows:

										2015 &
	2006	2007	2008	2009	2010	2011	2012	2013	2014	Thereafter	Total

Total (including only Company’s % share of Joint Venture Properties):
Square Feet Expiring	100,115	53,621	56,278	48,282	178,942	66,906	91,725	113,548	174,075	547,530	1,431,022
% of Leased Space	7%	4%	4%	3%	13%	5%	6%	8%	12%	38%	100%
Annual Contractual
Rent (000’s)(20)	$1,906	$1,098	$1,321	$1,359	$4,358	$1,619	$2,183	$2,931	$4,337	$8,931	$30,043
Annual Contractual
Rent/ Sq. Ft.(20)	$19.04	$20.48	$23.48	$28.15	$24.35	$24.19	$23.80	$25.81	$24.92	$16.31	$20.99

Wholly Owned:
Square Feet Expiring	73,229	22,298	18,589	34,221	159,035	32,497	32,504	92,292	152,772	506,747	1,124,184	(30)
% of Leased Space	6%	2%	2%	3%	14%	3%	3%	8%	14%	45%	100%
Annual Contractual
Rent (000’s)(20)	$1,423	$386	$568	$1,037	$4,097	$903	$1,011	$2,467	$3,870	$8,167	$23,929
Annual Contractual
Rent/ Sq. Ft.(20)	$19.43	$17.32	$30.53	$30.31	$25.76	$27.80	$31.10	$26.74	$25.33	$16.12	$21.29

Joint Venture:
Square Feet Expiring	125,667	78,527	53,928	58,705	148,851	170,732	233,343	51,751	82,258	267,631	1,271,393	(31)
% of Leased Space	10%	6%	4%	5%	12%	13%	18%	4%	7%	21%	100%
Annual Contractual
Rent (000’s)(20)	$1,611	$1,686	$1,066	$1,089	$1,840	$2,675	$3,717	$1,084	$1,399	$4,548	$20,715
Annual Contractual
Rent/ Sq. Ft.(20)	$12.82	$21.47	$19.76	$18.55	$12.36	$15.67	$15.93	$20.95	$17.01	$16.99	$16.29

FOOTNOTES

(1)	Cost as shown in the accompanying table includes deferred leasing costs and other related assets.

(2)	Approximately 0.18 acres of the total four acres of land at Inforum are under a ground lease expiring in 2068.

(3)	Actual tenant or venture partner is an affiliate of the entity shown.

(4)	Includes acreage and cost of land available for future development. See “Land Held for Investment or Future Development.”

(5)	These projects are owned either (1) through a joint venture with a third party providing a participation in operations and on sale of the property or (2) subject to a contract with a third party providing a participation in operations and on sale of the property, even though they may be shown as 100% owned.

(6)	The Company developed 100 and 200 North Point Center East in the years shown. The Company contributed these properties to CP Venture Two LLC in 1998 and then purchased them from the venture in 2003.

(7)	100 North Point Center East and 200 North Point Center East were financed together as one non-recourse mortgage note payable.

(8)	333 North Point Center East and 555 North Point Center East are financed together as one recourse mortgage note payable.

(9)	Vacant space is not available for lease due to planned redevelopment. Square footage and percentage leased represent current property statistics and do not include the planned redevelopment.

(10)	Subsequent to December 31, 2005, Indus Industries, Inc. entered into an agreement with the Company in which they relinquished approximately 60% of their space and paid a termination penalty.

(11)	See “Additional Information Related to Operating Properties” following this table for more information related to 3100 Windy Hill Road.

(12)	Approximately 0.36 acres of the total acreage at Frost Bank Tower are under a ground lease expiring in 2074.

(13)	Paul Hastings has a cancellation right any time after October 31, 2006 with 12-months prior written notice and payment of a cancellation penalty on 20,574 square feet of this lease at Bank of America Plaza.

(14)	With respect to the debt related to Bank of America Plaza, see Note 3 of Notes to Consolidated Financial Statements in Item 8 of this report for more information.

(15)	At Meridian Mark Plaza, 8,718 square feet of the Northside Hospital lease expires in 2008; 7,521 square feet of the Scottish Rite Hospital lease expires in 2009.

(16)	Emory Crawford Long Medical Office Tower was developed on top of a building within the Crawford Long Hospital campus. The venture received a fee simple interest in the air rights above this building in order to develop the medical office tower.

(17)	Presbyterian Medical Plaza at University is located on 1 acre, which is subject to a ground lease expiring in 2057.

(18)	Approximately 23,359 square feet of the Novant Health, Inc. lease at Presbyterian Medical Plaza at University expires in 2007, with an option to renew through 2022.

(19)	Where a tenant has the option to cancel its lease without penalty, the lease expiration date used in the table above reflects the cancellation option date rather than the lease expiration date.

(20)	Annual Contractual Rent excludes the operating expense reimbursement portion of the rent payable and percentage rents, if applicable. If the lease does not provide for pass through of such operating expense reimbursements, an estimate operating expenses is deducted from the rental rate shown. The contractual rental rate shown is the estimated rate in the year of expiration.

(21)	Rentable square feet leased as of December 31, 2005 out of approximately 2,709,000 total rentable square feet.

(22)	Rentable square feet leased as of December 31, 2005 out of approximately 4,030,000 total rentable square feet.

(23)	These retail centers also include outparcels which are ground leased to freestanding users.

(24)	Project was partially operational, but a portion was still under construction and/or in lease-up as of December 31, 2005.

(25)	This anchor tenant owns its own space and land.

(26)	This tenant built and owns its own store and pays the Company under a ground lease.

(27)	Approximately 1.5 acres of the total acreage at The Avenue Peachtree City is under a ground lease expiring in 2024.

(28)	Subsequent to December 31, 2005, the Shops at World Golf Village was sold.

(29)	Subsequent to December 31, 2005, the venture purchased Media Play’s lease in bankruptcy proceedings and plans to re-lease the space.

(30)	Gross leasable area leased as of December 31, 2005 out of approximately 1,191,000 total gross leasable area.

(31)	Gross leasable area leased as of December 31, 2005 out of approximately 1,299,000 total gross leasable area.

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

Projects Under Development
      The following details the office, multi-family, retail and industrial projects under development at December 31, 2005:

			Leased GLA(%)					Actual or
	Company	Total	Total Project			Cousins’	Cousins’	Projected Dates
	Owned	Project	(Fully	Cousins’	Approximate	Share of	Investment	for Completion and
Project(1)	GLA(2)	GLA(3)	Executed)	Ownership%	Total Cost	Total Cost	at 12/31/05	Fully Operational/Sold

OFFICE
Terminus 100	651,000	651,000	41%	100%	$168,800	$168,800	$39,968	const. — 2Q-07
(Atlanta, GA)								fully operational 2Q-08

TOTAL OFFICE	651,000	651,000			168,800	168,800	39,968

MULTI-FAMILY
905 Juniper	117 units(4)	117 units	N/A	72%	29,400	22,700	15,851	const. — 1Q-06
(Atlanta, GA)								fully sold 3Q-06(4)
50 Biscayne	529 units(4)	529 units	N/A	40%	161,500	64,600	20,852	const. — 3Q-07
(Miami, FL)								fully sold 4Q-07(4)

TOTAL MULTI-FAMILY	646 units	646 units			190,900	87,300	36,703

RETAIL
The Avenue Viera Expansion(5) (Viera, FL)
Phase II	46,000	46,000	85%	100%	8,100	8,100	5,612	const. — 2Q-06
								fully operational 2Q-06
Viera MarketCenter Expansion(5) (Viera, FL)
Phase II	82,000	82,000	73%	100%	10,300	10,300	4,823	const. — 4Q-06
								fully operational 4Q-06
The Avenue Carriage Crossing(5) (Suburban Memphis, TN)
Phase I	492,000	692,000	92%	100%				const. — 4Q-05 fully operational 4Q-06
Phase I — Expansion	54,000	54,000	0%	100%				const. — 4Q-07 fully operational 1Q-08
Phase II	40,000	40,000	0%	100%				const. — 1Q-07 fully operational 2Q-07

Total — Avenue Carriage Crossing	586,000	786,000			104,100	101,600	83,103

The Avenue Webb Gin (Suburban Atlanta, GA)
Phase I	360,000	360,000	26%	100%				const. — 4Q-06 fully operational 4Q-07
Phase II	20,000	20,000	0%	100%				const. — 2Q-08 fully operational 3Q-08

Total — Webb Gin	380,000	380,000			83,300	83,300	25,859

San Jose MarketCenter	217,000	360,000	78%	100%	80,200	80,200	59,873	const. — 3Q-06
(San Jose, CA)								fully operational 1Q-07
The Avenue West Cobb Expansion	46,000	46,000	61%	100%	12,600	12,600	3,598	const. — 4Q-06
(Suburban Atlanta, GA)								fully operational 4Q-06

TOTAL RETAIL	1,357,000	1,700,000			298,600	296,100	182,868

			Leased GLA(%)						Actual or
	Company	Total	Total Project			Cousins’	Cousins’		Projected Dates
	Owned	Project	(Fully	Cousins’	Approximate	Share of	Investment		for Completion and
Project(1)	GLA(2)	GLA(3)	Executed)	Ownership%	Total Cost	Total Cost	at 12/31/05		Fully Operational/Sold

INDUSTRIAL
King Mill Distribution Park Building 3 Phase I(6)	416,000	416,000	0%	75%	12,900	9,675	7,108		const. — 1Q-06
(Atlanta, GA)									fully operational 3Q-06

TOTAL INDUSTRIAL	416,000	416,000			12,900	9,675	7,108

Accumulated Depreciation on Partially Operational Properties	—	—			—	—	(626)

TOTAL PORTFOLIO	2,424,000	2,767,000			$671,200	$561,875	$266,021	(7)

(1)	This schedule includes all projects currently under construction although some expansion may not have commenced, excluding residential projects included on a separate schedule, from the commencement of construction until the projects become fully operational pursuant to accounting principles generally accepted in the United States. Total cost is the estimated cost upon completion of the project and achievement of fully operational status. Significant estimation is required to derive these costs and the final costs may differ from these estimates. The projected dates for completion and fully operational status shown above are estimates and are subject to change as the projects proceed through the development process.

(2)	Company Owned GLA includes square footage owned either directly by the Company or by a joint venture in which the Company is a partner.

(3)	Total Project GLA includes anchor stores who may own their own property and other non-owned property contained within the named development.

(4)	97% of the units at 905 Juniper are under non-cancelable contracts and 1% of the units are under cancelable contracts. 94% of the units at 50 Biscayne are under non-cancelable third party contracts, 4% of the units are under cancelable contracts, and the remaining 2% of the units are under non-cancelable contracts to the Company’s partner in the venture. Final numbers of units in these projects may be less due to sales of combined units.

(5)	A third party has a contractual participation in Avenue Viera and Viera MarketCenter. Jim Wilson & Associates contributed $2.5 million of equity to the entity which owns The Avenue Carriage Crossing and will share in the results of operations and any gain on sale of the property.

(6)	Cousins’ venture partner, Weeks Properties Group, LLC, has exercised its right to participate in this project at a 25% ownership level.

(7)	Reconciliation to Consolidated Balance Sheet

Total Cousins’ Investment per above schedule	$266,021
Less: Unconsolidated Projects — 50 Biscayne	(20,852)
Less: Cousins 72% Cost of sales — 905 Juniper	(8,471)
Add: Gellerstedt 28% interest — 905 Juniper (net of cost of sales)	2,869
Add: Weeks 25% interest in King Mill	2,144

Consolidated projects under development per balance sheet	$241,711

     Residential Projects Under Development
      As of December 31, 2005, CREC, Temco Associates and CL Realty, L.L.C. (“CL Realty”) owned the following parcels of land which are being developed into residential communities. Information in the table represents total amounts for the development as a whole, not the Company’s share ($ in thousands):

		Estimated	Total	Remaining
	Year	Total Lots to	Lots	Lots to be	Cost
Description	Commenced	be Developed(1)	Sold	Sold	Basis(2)

CREC (100% owned)
The Lakes at Cedar Grove(3)	2001	906	568	338	$7,806
Fulton County Suburban Atlanta, GA
Longleaf at Callaway(4)	2002	138	108	30	1,291
Harris County Pine Mountain, GA
River’s Call	1999	107	81	26	2,480
East Cobb County Suburban Atlanta, GA

Total 100% owned		1,151	757	394	11,577

Temco Associates (50% owned)(5)
Bentwater	1998	1,673	1,530	143	1,094
Paulding County Suburban Atlanta, GA
The Georgian (75% owned)	2003	1,386	253	1,133	17,782
Paulding County Suburban Atlanta, GA
Seven Hills at Bentwater	2003	1,017	364	653	19,960
Paulding County Suburban Atlanta, GA
Happy Valley (50% owned)	2004	399	0	399	8,058
Paulding County Suburban Atlanta, GA
Paul Harris Estates	2004	27	14	13	804
Paulding County Suburban Atlanta, GA

Total Temco Associates		4,502	2,161	2,341	47,698

CL Realty (50% owned)(5)
Long Meadow Farms (37.5% owned)	2003	2,712	275	2,437	24,223
Fort Bend County Houston, TX
Summer Creek Ranch	2003	2,445	663	1,782	20,460
Tarrant County Fort Worth, TX
Summer Creek II	2005	525	0	525	5,461
Fort Bend County Rosenberg, TX
Bar C Ranch	2004	1,181	39	1,142	8,082
Tarrant County Forth Worth, TX
West Park	2005	82	0	82	2,052
Cobb County Suburban Atlanta, GA
Summer Lakes	2003	1,144	294	850	5,501
Fort Bend County Rosenberg, TX

		Estimated	Total	Remaining
	Year	Total Lots to	Lots	Lots to be	Cost
Description	Commenced	be Developed(1)	Sold	Sold	Basis(2)

Southern Trails (80% owned)	2005	1,062	99	963	$21,216
Brazoria County Pearland, TX
Stonebridge (10% owned)	2003	623	292	331	6,231
Coweta County Newnan, GA
McKinney Village Park (60% owned)	2003	587	185	402	11,892
Collin County McKinney, TX
Stonewall Estates (49% owned)	2005	386	0	386	3,878
Bexar County San Antonio, TX
Manatee River Plantation	2003	457	267	190	4,138
Manatee County Tampa, FL
Stillwater Canyon	2003	336	137	199	4,224
Dallas County DeSota, TX
Creekside Oaks	2003	301	125	176	2,586
Manatee County Bradenton, FL
Blue Valley (25% owned)	2005	197	0	197	27,428
Cherokee & Fulton Counties Alpharetta, GA
McKinney Village Park North (75% owned)	2005	194	0	194	3,504
Collin County McKinney, TX
Hidden Lakes	2003	89	89	0	—
Tarrant County Keller, TX
Gardinier Estates	2004	87	0	87	3,915
Hillsborough County Tampa, FL

Total CL Realty		12,408	2,465	9,943	154,791

Total		18,061	5,383	12,678	$214,066

Company Share of Total		7,785	2,774	5,011	$81,998

Company Weighted Average Ownership		43%	52%	40%	38%

(1)	This estimate represents the total projected development capacity for a development on both owned land and land expected to be purchased for further development. The numbers shown include lots currently developed or to be developed over time, based on management’s current estimates, and lots sold to date from inception of development.

(2)	Includes cost basis of land tracts as detailed on the Inventory of Land Held for Investment or Future Development schedule below.

(3)	A third party has a participation in this project after certain thresholds are met.

(4)	Longleaf at Callaway lots are sold to a home building venture, of which CREC is a joint venture partner. As a result of this relationship, the Company recognizes profits when houses are built and sold, rather than at the time lots are sold, as is the case with the Company’s other residential developments. As of December 31, 2005, 69 houses have been sold.

(5)	CREC owns 50% of Temco Associates and CL Realty. See Note 4 of Notes to Consolidated Financial Statements for a description of Temco Associates and CL Realty.

Land Held for Investment or Future Development
      As of December 31, 2005, the Company owned or controlled the following land holdings either directly or indirectly through venture arrangements. The Company evaluates its land holdings on a regular basis and may convert these land holdings to income-producing assets or may sell portions of the land holdings if opportunities arise at favorable prices before development is feasible. Information in the table represents total amounts for the developable land area as a whole, not the Company’s share and for cost basis, reflects the venture’s basis, if applicable. See Note 4 of Notes to Consolidated Financial Statements in Item 8 of this report for further information related to investments in unconsolidated joint ventures.

	Company’s		Developable		Cost
	Ownership		Land Area	Year	Basis
Description and Location(1)	Interest		(Acres)	Acquired	($000)

North Point
Suburban Atlanta, GA	100%		87	1970- 1985	$6,836
Wildwood Office Park
Suburban Atlanta, GA	100%		28	1971- 1989	1,389
King Mill Distribution Park
Atlanta, GA	100	%(2)	155	2005	11,249
Outparcel Adjacent to The Avenue West Cobb
Suburban Atlanta, GA	100%		2	2003	418
Land Adjacent to The Avenue Carriage Crossing
Memphis, TN	100	%(3)	44	2004	4,816
Round Rock/ Austin, Texas Land
Austin, TX	100%		45	2005	12,802
The Lakes at Cedar Grove(4)
Suburban Atlanta, GA	100	%(3)	14	2001	(4)
Terminus
Atlanta, GA	100%		6	2005	20,225
505 & 511 Peachtree Street
Atlanta, GA	100%		1	2004	3,389
Land Adjacent to The Avenue Webb Gin
Suburban Atlanta, GA	100%		6	2005	935

TOTAL CONSOLIDATED LAND HELD FOR INVESTMENT OR FUTURE DEVELOPMENT					$62,059

CL REALTY TRACTS(4)
Summer Creek Ranch
Forth Worth, TX	50%		374	2002	(4)
Long Meadow Farms
Houston, TX	19%		134	2002	(4)
Southern Trails
Pearland, TX	40%		125	2005	(4)
Summer Lakes
Rosenberg, TX	50%		9	2003	(4)
McKinney Village Park & McKinney Village Park North
McKinney, TX	30%		8	2003- 2005	(4)
Padre Island
Corpus Christi, TX	50%		15	2005	$11,539

TEMCO TRACTS(4)

	Company’s	Developable		Cost
	Ownership	Land Area	Year	Basis
Description and Location(1)	Interest	(Acres)	Acquired	($000)

Seven Hills at Bentwater
Suburban Atlanta, GA	50%	906	2002- 2005	(4)
Paulding County
Suburban Atlanta, GA	50%	6,994	2005	$14,948
OTHER JOINT VENTURES
Handy Road Associates, LLC
Suburban Atlanta, GA	50%	1,187	2004	$5,335
Wildwood Associates
Suburban Atlanta, GA	50%	33	1971- 1989	$21,333
Austin Research Park
Austin, TX	50%	6	1998	$3,113

Total Acres		10,179

(1)	The following properties include adjacent building pads. The aggregate cost of these pads is included in Operating Properties in the Company’s consolidated financial statements or the applicable joint venture’s financial statements. The square footage of potential office buildings which could be built on the land is as follows:

	Ownership
	Interest	Square Footage

Ten Peachtree Place	50%	400,000
One Georgia Center	88.5%	300,000
The Points at Waterview	100%	60,000

(2)	Weeks Properties Group, LLC has the option to invest up to 25% of total project equity on the future development of this land.

(3)	This project is consolidated but owned through a joint venture with a third party which shares in the results of operations and any gain on sale.

(4)	Residential communities with adjacent land that is intended to be sold to third parties in large tracts for residential, multi-family or commercial development. The basis of these tracts as well as lot inventory are included on the Inventory of Residential Lots Under Development schedule. The above listing does not include Temco Associates’ option to acquire interest in a timber rights only lease covering approximately 22,000 acres. This option expires March 2006, with the underlying lease expiring in 2025.

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

Item 4.	Submission of Matters to a Vote of Security Holders
      No matter was submitted for a vote of the security holders during the fourth quarter of the Registrant’s fiscal year ended December 31, 2005.

Item X.	Executive Officers of the Registrant
      The Executive Officers of the Registrant as of the date hereof are as follows:

Name	Age	Office Held

Thomas G. Cousins	74	Chairman of the Board of Directors
Thomas D. Bell, Jr.	56	President, Chief Executive Officer and Vice Chairman of the Board of Directors
Daniel M. DuPree	59	Vice Chairman of the Company
R. Dary Stone	52	Vice Chairman of the Company
Tom G. Charlesworth	56	Executive Vice President and Chief Investment Officer
James A. Fleming	47	Executive Vice President and Chief Financial Officer
Craig B. Jones	54	Executive Vice President and Chief Administrative Officer
Lawrence L. Gellerstedt III	49	Senior Vice President and President of the Office/Multi-Family Division
John D. Harris, Jr.	46	Senior Vice President, Chief Accounting Officer and Assistant Secretary
Robert M. Jackson	38	Senior Vice President, General Counsel and Corporate Secretary
John S. McColl	43	Senior Vice President — Office/Multi-Family Division
Joel T. Murphy	47	Senior Vice President and President of the Retail Division
Forrest W. Robinson	54	Senior Vice President and President of the Industrial Division
Bruce E. Smith	58	Senior Vice President and President of the Land Division

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
      Mr. Bell has served as the President and Chief Executive Officer of the Company since January 2002. He is also Vice Chairman of the Board and Chairman of the Executive Committee, having served in these capacities since June 2000. He was a Special Limited Partner with Forstmann Little & Co. from January 2001 until January 2002. He was Worldwide Chairman and Chief Executive Officer of Young & Rubicam, Inc. from January 2000 to November 2000; President and Chief Operating Officer of Young & Rubicam, Inc. from August 1999 to December 1999; and Chairman and Chief Executive Officer of Young & Rubicam Advertising from September 1998 to August 1999. Mr. Bell is also a director of Regal Entertainment Group, AGL Resources, Inc., and the United States Chamber of Commerce and a Trustee of Emory University Healthcare.
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

      Mr. Gellerstedt joined the Company in July 2005 as Senior Vice President and President of the Office/ Multi-Family division. From 2003 to 2005, Mr. Gellerstedt was Chairman and CEO of The Gellerstedt Group. From 2001 to 2003, he was President and COO of The Integral Group, LLC.
      Mr. Harris joined the Company in February 2005 as Senior Vice President, Chief Accounting Officer and Assistant Secretary. From 2000 to 2003, Mr. Harris served as Senior Vice President, Chief Financial Officer, Secretary, and Treasurer for JDN Realty Corporation. Beginning in 2004, Mr. Harris was the Vice President and Corporate Controller for Wells Real Estate Funds, Inc.
      Mr. Jackson joined the Company in December 2004 as Senior Vice President, General Counsel and Corporate Secretary. From February 1996 to December 2004, he was an associate and then a partner with the Atlanta-based law firm of Troutman Sanders LLP.
      Mr. McColl joined the Company in April 1996 as Vice President. He joined the Cousins/ Richmond Division in February 1997 and was promoted in May 1997 to Senior Vice President. He joined the Office Division in September 2000.
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
PART II

Item 5.	Market for Registrant’s Common Stock and Related Stockholder Matters
      The high and low sales prices for the Company’s common stock and cash dividends declared per common share were as follows:

	2005 Quarters				2004 Quarters

	First	Second	Third	Fourth	First	Second	Third	Fourth

High	$31.24	$30.15	$33.50	$30.75	$32.86	$33.40	$36.40	$39.67
Low	25.28	25.36	27.70	27.04	28.99	26.61	31.34	30.27
Dividends Declared:
Regular	.37	.37	.37	.37	.37	.37	.37	.37
Special	—	—	—	—	—	—	—	7.15
Payment Date:
Regular	2/22/05	5/27/05	8/25/05	12/22/05	2/23/04	5/28/04	8/25/04	12/22/04
Special	—	—	—	—	—	—	—	11/18/04
      The Company’s common stock trades on the New York Stock Exchange (ticker symbol CUZ). At February 24, 2006, there were 1,114 common stockholders of record.

      The following table contains information about the Company’s purchases of its equity securities during the fourth quarter of 2005:

			Purchases Inside Plan
	Purchases Outside Plan
			Total Number of	Maximum Number
	Total Number		Shares Purchased as	of Shares That May
	of Shares	Average Price	Part of Publicly	yet be Purchased
	Purchased(1)	Paid per Share(1)	Announced Plan(2)	Under Plan(2)

October 1-31	—	$—	—	5,000,000
November 1-30	—	—	—	5,000,000
December 1-31	25,339	28.69	—	5,000,000

Total	25,339	$28.69	—	5,000,000

(1)	The purchases of equity securities that occurred during the fourth quarter of 2005 related to shares remitted by employees as payment for income taxes due in conjunction with restricted stock grants.

(2)	On April 15, 2004, the Board of Directors of the Company authorized a stock repurchase plan, which expires April 15, 2006, of up to 5,000,000 shares of the Company’s common stock. No purchases under this plan were made in the fourth quarter of 2005.

Item 6.	Selected Financial Data
      The following selected financial data sets forth consolidated financial and operating information on a historical basis. This data has been derived from the Company’s consolidated financial statements, and should be read in conjunction with the consolidated financial statements and notes thereto included in “Item 8, Financial Statements and Supplementary Data.”

	For the Years Ended December 31,

	2005	2004	2003	2002	2001

	($ in thousands, except per share amounts)
Rental property revenues	$100,602	$101,102	$101,389	$97,290	$94,281
Fee income	20,082	16,477	18,380	18,235	19,489
Residential lot, multi-family and outparcel sales	33,166	16,700	12,945	9,126	6,682
Interest and other	1,886	2,528	3,940	4,393	6,061

Total revenues	155,736	136,807	136,654	129,044	126,513

Rental property operating expenses	40,005	33,814	32,674	30,613	30,505
Depreciation and amortization	36,518	37,231	39,477	36,302	32,790
Residential lot, multi-family and outparcel cost of sales	25,809	12,007	10,022	7,309	5,910
Interest expense	9,094	14,623	22,576	27,041	17,852
Loss on debt extinguishment	—	—	—	3,501	—
General, administrative and other expenses	42,025	35,650	31,427	28,222	25,998

Total expense	153,451	133,325	136,176	132,988	113,055

(Provision) benefit for income taxes from operations	(7,756)	(2,744)	(2,596)	(1,526)	691
Minority interest in income of consolidated subsidiaries	(3,037)	(1,417)	(2,237)	(3,299)	(3,616)
Income from unconsolidated joint ventures	40,955	204,493	24,619	26,670	22,897
Gain on sale of investment properties, net of applicable income tax provision	15,733	118,056	100,558	6,254	23,496

Income from continuing operations	48,180	321,870	120,822	24,155	56,926
Discontinued operations	1,561	85,914	121,339	23,717	13,889
Preferred dividends	(15,250)	(8,042)	(3,358)	—	—

Net income available to common stockholders	$34,491	$399,742	$238,803	$47,872	$70,815

Basic net income from continuing operations per common share	$.66	$6.40	$2.43	$.49	$1.16

Basic net income per common share	$.69	$8.16	$4.94	$.97	$1.44

Diluted net income from continuing operations per common share	$.64	$6.15	$2.38	$.48	$1.13

Diluted net income per common share	$.67	$7.84	$4.83	$.96	$1.41

	For the Years Ended December 31,

	2005	2004	2003	2002	2001

	($ in thousands, except per share amounts)
Cash dividends declared per common share	$1.48	$8.63	$3.55	$1.48	$1.39

Total assets (at year-end)	$1,188,274	$1,026,992	$1,140,414	$1,248,077	$1,216,629
Notes payable (at year-end)	$467,516	$302,286	$497,981	$669,792	$585,275
Stockholders’ investment (at year-end)	$632,280	$659,750	$578,777	$408,884	$462,673
Common shares outstanding (at year-end)	50,665	50,092	48,835	48,386	49,425

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following discussion and analysis should be read in conjunction with the Selected Financial Data included in Item 6 and the Consolidated Financial Statements and Notes thereto included in Item 8 of this Annual Report on Form 10-K.
      General. Historically, the Company’s financial results have been significantly affected by sale transactions and the fees generated by, and start-up operations of, major real estate developments, which transactions and developments do not necessarily recur. Accordingly, the Company’s historical financial statements may not be indicative of future operating results. The notes referenced in the discussion below are the “Notes to Consolidated Financial Statements” included in Item 8 of this Annual Report on Form 10-K.
      2005 Highlights.

•	Opened Hanover Square South, a 187,000 square foot Target-anchored shopping center in suburban Richmond, Virginia, of which the Company owned 69,000 square feet. Hanover Square South, which included 10.8 acres of undepreciated land, was sold later in 2005, and after-tax gains of $1.1 million were recognized on the sale of the shopping center and $340,000 on the sale of the undepreciated land.

•	Purchased nine acres of land in the Buckhead district of Atlanta for its Terminus project. This project is entitled for the development of 1.4 million square feet of office, 1.5 million square feet of residential and 150,000 square feet of retail space. The Company is currently developing a 27-story office building, Terminus 100, containing approximately 573,000 square feet of Class A office space and 78,000 square feet of retail and restaurant space.

•	Acquired 182 acres in Henry County, a suburb of Atlanta, for development of King Mill Distribution Park, an industrial park projected to contain approximately 2.9 million square feet. The first building in the first phase is currently under construction and will be developed by C/ W King Mill I, LLC, a partnership of the Company and Weeks Properties, and will consist of a 416,000 square foot building expandable to 790,000 square feet.

•	Commenced construction of San Jose MarketCenter, a 360,000 square foot retail center, of which the Company expects to own 217,000 square feet, in San Jose, California.

•	Through a joint venture with The Related Group of Florida, commenced construction of 50 Biscayne, a 529-unit residential condominium development in Miami, Florida. Recognized profits of approximately $5.9 million, after reduction for minority interest, during 2005.

•	Commenced operations of Inhibitex, a 51,000 square foot medical office building in Atlanta, Georgia, in April 2005.

•	Sold land parcels at Wildwood, North Point and The Lakes of Cedar Grove for an aggregate sales price of $24.0 million, generating aggregate gains of $15.5 million.

•	Commenced construction of The Avenue Webb Gin, a 380,000 square foot open-air specialty retail center located in Gwinnett County, Georgia. Tenant openings at The Avenue Webb Gin are scheduled to begin in August 2006.

•	Closed the sale of 1155 Perimeter Center West, a 365,000 square foot office building owned by a joint venture in which the Company has a 50% ownership interest. The Company’s share of the gain on the sale was approximately $1.6 million.

•	Acquired The Gellerstedt Group to enhance the Company’s multi-family product capabilities.

•	Consolidated the results of 905 Juniper Venture, LLC (“905 Juniper” — see Note 4 in Notes to Consolidated Financial Statements in Item 8 herein), effective June 30, 2005. Recognized pre-tax and pre-minority interest profits of $1.8 million from 905 Juniper, a 117-unit condominium project under development in midtown Atlanta, Georgia.

•	Commenced construction of expansions of The Avenue West Cobb, The Avenue Viera and Viera MarketCenter, consisting of 46,000 square feet, 46,000 square feet and 82,000 square feet, respectively.
      Overview of 2005 Performance and Company and Industry Trends. During 2005, the Company accelerated its strategy of creating and building shareholder value through development. The Company began the year positioned to capitalize on the commencement of new development projects and the continuation of projects already under active construction. At January 1, 2005, the Company had no amounts outstanding under its $325 million credit facility, a low debt to total market capitalization ratio of 14.6%, and available cash and cash equivalents of $89.5 million. This strong balance sheet was the result of a recapitalization strategy that began in 2003 and included the strategic sale of properties, payment of two special dividends and two perpetual preferred stock offerings.
      With the capacity created from this recapitalization, the Company began over $400 million in new development projects during the year. Each one of the Company’s divisions initiated new projects in 2005. The Office/ Multi-Family Division began the first building in the multi-phased project at Terminus. In addition, through a joint venture, the Office/ Multi-Family division began construction of 50 Biscayne in Miami, as well as continued the construction of 905 Juniper. The Retail Division began construction of The Avenue Webb Gin, San Jose MarketCenter and expansions at The Avenue West Cobb, The Avenue Viera and Viera MarketCenter, which combined added 914,000 square feet to the Company’s development pipeline. The Retail Division also substantially completed the first phase at The Avenue Carriage Crossing, and The Avenue Viera became fully operational during 2005. The Industrial Division began its first project, King Mill Distribution Park, in suburban Atlanta during the year and, in January 2006, acquired land in Jackson County, Georgia for its second project, Jefferson Mill. The Land Division began six new residential developments in 2005, located in metropolitan Atlanta and Texas, through its CL Realty, L.L.C. venture with Temple Inland.
      Depending upon market conditions, the Company’s strategy calls for it to annually invest $200 million to $400 million in development projects. Years such as 2005 provide more opportunities than others; however, the Company’s diversity and the ability of management to understand and react to changing trends in the real estate markets should improve its ability to continue to develop through the changing real estate cycles.
      With its expanded development pipeline, the Company will be challenged to deliver these projects on schedule and at the returns expected at the beginning of the projects. The Company believes that it has developed appropriate systems and has experienced development and construction professionals in order to mitigate the risks inherent in the development and leasing process. The Company is also dependent upon certain conditions outside of its control to create value for its shareholders through development. These conditions include interest rates and the availability of capital to fund its projects. In addition, the general economic environment for its tenant customers may affect the ability of the Company to complete leasing of its developments and may affect the amount of development that the Company undertakes in future years.
      Looking to 2006 and beyond, many economists believe that the current low-inflation environment will continue for the near term, with good prospects for economic growth. Office markets are improving slowly but steadily, and this trend seems likely to continue throughout the year. Management will continue to monitor the consumer side of the economy for any signs of weakness, but at this point retail demand appears to remain strong. Single-family housing also continues to be in high demand in Sunbelt markets, and demographics suggest that this trend is likely to continue for a number of years. The Company’s residential strategy continues to concentrate on markets with significant population growth and household formation, and to ignore the “bubble” markets that have received so much attention recently. Industrial absorption has been relatively high in metro Atlanta, and the Company plans to further grow its Industrial Division. The Company will continue to be cautious about condominium investments, but management expects to have some opportunities in the next one to three years in this area as well. In addition, management sees an increasing number of mixed use opportunities in which the Company, as a diversified developer, has a competitive advantage. The Company believes that market dynamics and demographic trends will continue to improve for mixed use environments where individuals live, work and seek entertainment. However, there can be no assurance that these trends will continue.
      Management expects the current relatively high real estate valuations to decline over time. While this trend may make it less profitable to dispose of mature income producing assets, thereby making capital recycling more expensive, management believes that its strategy of creating value through development will allow it to compare favorably with other real estate companies who acquire completed properties for income and future market appreciation purposes. Unlike these companies, management believes that if it is successful in identifying development opportunities that meet its underwriting criteria, it can continue to create value for shareholders in higher capitalization rate environments.
      The traditional financial metrics for evaluating a REIT are funds from operations (“FFO”) and FFO growth. As the Company recycles capital from stabilized assets into development projects in order to create value and enhance shareholder returns over the long term, its FFO generally decreases in the short run, as it did from 2004 to 2005. This reduction in FFO results from either the distribution of capital to shareholders or the redeployment of capital into development assets that will ultimately result in value creation and higher yields, but are not yet producing income. Therefore, management believes that it is important not to place too much emphasis on the traditional FFO measures, but instead to look at the value the Company creates through its development and leasing activities and the impact this value creation will have on the Company’s net asset value.
      For the foreseeable future, the Company expects to continue to pursue its business model — creating value through development, recycling capital to avoid diluting shareholder returns, controlling the size of the Company so that development remains a meaningful part of its business strategy, and returning capital to shareholders when it is able to harvest value that exceeds its anticipated capital needs. Management believes that this strategy has been successful in the past and will continue to maximize the total return to shareholders.
      Critical Accounting Policies. Our financial statements are prepared in accordance with accounting principles generally accepted in the United States, and the Notes to Consolidated Financial Statements included in Item 8 herein include a summary of the significant accounting policies for the Company. A critical accounting policy is one which is both important to the portrayal of a company’s financial condition and results of operations and requires significant judgment or complex estimation processes. The Company is in the business of developing, owning and managing office, retail and industrial real estate properties, developing multi-family residential units, and developing single-family residential communities which are parceled into lots and sold to various home builders. The Company’s critical accounting policies relate to cost capitalization, impairment of long-lived assets (including investments in unconsolidated joint ventures), depreciation and amortization, residential lot and land tract sales profit recognition, multi-family sales profit recognition, and valuation of receivables.
      Cost Capitalization. The Company expenses predevelopment costs incurred on a potential project until it becomes probable that the project will go forward. After a project becomes probable, all subsequently incurred predevelopment costs, as well as interest, real estate taxes and certain internal personnel and associated costs directly related to the project under development, are capitalized. If the project’s probability comes into question, a reserve may be placed on the assets. If the decision is made to abandon development of a project that had been deemed probable, all previously capitalized costs are expensed or charged against the reserve, if one was established. Therefore, a change in the probability of a project could result in the expensing of significant costs incurred for predevelopment activity. The Company had approximately $3.2 million of capitalized predevelopment assets as of December 31, 2005. Furthermore, if a project is developed, a change in the estimated time and cost of construction could adversely impact the return on the project and the amount of value created from the development of the project.
      Impairment of Long-Lived Assets. The Company periodically evaluates its real estate assets to determine if there has been any impairment in their carrying values and records impairment losses if the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. The evaluation of real estate assets involves many subjective assumptions dependent upon future economic events that affect the ultimate value of the property. For example, future cash flows from properties are estimated using expected market rental rates, anticipated leasing results and potential sales results. A change in assumptions concerning future economic events could result in an adverse change in the value of a property and cause an impairment to be recorded. The Company has analyzed all real estate assets that had indicators of impairment and has determined that the carrying value of all real estate assets on the accompanying Consolidated Balance Sheets does not exceed undiscounted cash flows estimated to be generated by those assets. Based on this analysis, no impairment losses were required to be recorded. Unconsolidated joint ventures follow the same impairment assessment of their properties as the Company. Additionally, the Company evaluates its investments in joint ventures, if indicators warrant the need for a review, utilizing a discounted cash flow calculation. If the calculation results in a lower amount than the carrying value, the Company determines whether the impairment is other than temporary and records an adjustment, if needed. The Company also evaluates its goodwill annually, which requires certain estimates and judgments, specifically related to the fair value of our reporting segments. Based on our analysis, no impairment losses were required to be recorded.
      Depreciation and Amortization. Real estate assets are depreciated or amortized over their estimated useful lives using the straight-line method of depreciation. Management uses its judgment when estimating the life of the real estate assets and when allocating the cost of acquired properties. Historical data, comparable properties and replacement costs are some of the factors considered in determining useful lives and cost allocations. If management incorrectly estimates the useful lives of the Company’s real estate assets or if cost allocations are not appropriate, then depreciation and amortization may not be reflected properly in the Company’s results of operations.
      Residential Lot and Land Tract Sales. In its determination of the gross profit recognized on its residential lot or land tract sales, the Company utilizes several estimates. Gross profit percentages are calculated based on the estimated lot sales prices and the estimated costs of the development or on the estimated total land tract sales and any estimated development or improvement costs. The Company must estimate the prices of the lots or land tracts to be sold, the costs to complete the development of the residential community or the land improvements and the time period over which the lots or land tracts will ultimately be sold. If the Company’s estimated lot or land tract sales or costs of development, or the assumptions underlying either, were to be revised or be rendered inaccurate, it could affect the gross profit percentages and overall profit recognized on these sales.
      Multi-family Residential Unit Sales. If a certain threshold of deposits are obtained upon sale of a multi-family residential unit and other factors are met, the Company recognizes profits of multi-family residential units on the percentage of completion method. Therefore, sales on these units are recognized before the contract actually closes and before all of the sales price is obtained. Additionally, cost of sales are recognized at a certain percentage during construction of the project which could change significantly during the course of development. The percentage of completion method involves significant estimates, particularly in determining the profit percentage to be realized on the overall project and the percentage that construction is complete at particular points during the project. If the Company inaccurately estimates costs to construct the project or the estimated profit percentage, actual final results could differ from previously estimated results.

      Valuation of Receivables. Receivables, including straight-line rent receivables, are reported net of an allowance for doubtful accounts and may be uncollectible in the future. The Company reviews its receivables regularly for potential collection problems in computing the allowance recorded against its receivables. This review process requires the Company to make certain judgments regarding collectibility notwithstanding the fact that ultimate collections are inherently difficult to predict. A change in the judgments made could result in an adjustment to the allowance for doubtful accounts with a corresponding effect to net income.
Results of Operations For The Three Years Ended December 31, 2005.
      Rental Property Revenues. Summary. Rental property revenues decreased from $101.4 million in 2003 to $101.1 million and $100.6 million in 2004 and 2005, respectively. The Company sold a significant number of office buildings in 2004, some of whose operations were not reclassified to discontinued operations due to continuing involvement with the properties in the form of property management. The Company also had declines in late 2004 and during 2005 of some of the leased percentages of its office assets, although several leased percentages increased toward the end of 2005. The office operating properties percentage leased increased to 88% at December 31, 2005 compared to 82% at December 31, 2004. The Company opened several retail centers during 2005 that increased rental property revenues. The percentage of retail operating properties leased at December 31, 2005 was 95%, increased from 92% at December 31, 2004.
      Comparison of Year Ended December 31, 2005 to 2004. Rental property revenues from continuing operations of the office portfolio decreased approximately $9.2 million. Rental property revenues decreased approximately $3.2 million and $7.4 million from the sales of 333 John Carlyle/1900 Duke Street and 101 Independence Center, respectively. These three buildings were sold in 2004 but were not classified as discontinued operations as the Company retained property management. Also contributing to the decrease was a decrease in rental property revenues of approximately $2.7 million from One Georgia Center, as its average economic occupancy decreased from 48% in 2004 to 19% in 2005. One Georgia Center was 36% leased at December 31, 2005 and efforts are underway to increase the leasing percentage further. Management expects rental revenues from this property to improve in 2006, although this cannot be guaranteed. Rental property revenues from 555 North Point Center East decreased approximately $906,000 between 2004 and 2005, due to a cancellation penalty of approximately $1.6 million received in 2004, which was partially offset by the commencement of a new lease. Additionally, rental property revenues from Lakeshore Park Plaza decreased approximately $902,000 in 2005. This decrease is primarily attributable to a decrease in its average economic occupancy from 89% in 2004 to 51% in 2005 which occurred because a large tenant’s lease at Lakeshore expired in early 2005. The Company has made progress re-leasing Lakeshore in 2005 and expects continued progress in 2006, although there can be no guarantee that economics will match prior year. Partially offsetting the decrease in rental property revenues was an increase of approximately $5.5 million in 2005 from Frost Bank Tower, which became partially operational in January 2004 and whose economic occupancy improved during 2005.
      Rental property revenues from continuing operations of the retail portfolio increased approximately $8.7 million between 2004 and 2005. The Avenue Viera opened in November 2004 and rental property revenues increased approximately $4.2 million from this property. The Avenue Carriage Crossing’s opening in October 2005 increased rental property revenues approximately $1.5 million. Rental property revenues increased approximately $912,000 from the Avenue West Cobb, as its average economic occupancy increased from 92% in 2004 to 99% in 2005, and increased approximately $920,000 from the Avenue Peachtree City, as its average economic occupancy increased from 92% in 2004 to 96% in 2005.
      Comparison of Year Ended December 31, 2004 to 2003. Rental property revenues from continuing operations of the Company’s office portfolio decreased approximately $4.3 million in 2004 compared to 2003. Rental property revenues decreased approximately $5.7 million and $5.4 million from the aforementioned sales of 333 John Carlyle/1900 Duke Street and 101 Independence Center, respectively. Also contributing to the decrease was a decrease in rental property revenues from One Georgia Center of approximately $1.8 million, as its average economic occupancy decreased from 79% in 2003 to 48% in 2004, and a decrease from Inforum of $1.3 million, as its average economic occupancy decreased from 94% in 2003 to 88% in 2004. Partially offsetting the decrease in rental property revenues in the office portfolio was an increase in revenues of $5.4 million from Frost Bank Tower, which became partially operational in January 2004, and an increase of $1.2 million from Galleria 75, which was acquired in February 2004. The December 2003 acquisition of 100 and 200 North Point Center East increased rental property revenues by approximately $2.7 million in 2004, which also partially offset the decrease in 2004.
      Rental property revenues from the Company’s retail portfolio increased approximately $4.0 million in 2004 compared to 2003. The increase is mainly due to The Avenue West Cobb becoming partially operational in October 2003, which contributed approximately $4.3 million to the 2004 increase.
      Rental Property Operating Expenses. Rental property operating expenses increased from $32.7 million in 2003 to $33.8 million and $40.0 million in 2004 and 2005, respectively. The opening and increased occupancy in 2005 at the aforementioned four retail centers — Avenue Viera, Avenue Carriage Crossing, Avenue West Cobb and Avenue Peachtree City — contributed to the increase. Operating expenses at Frost Bank Tower also increased between 2004 and 2005, due partially to the capitalization of a portion of operating costs in 2004, as the project was still partially under construction and in lease-up, and to an increase in real estate tax expense in 2005. In 2004, the increase in rental property operating expenses was also due to the aforementioned 2004 openings and acquisitions of retail and office properties. The 2004 and 2005 increases were both partially offset by the aforementioned sales of 333 John Carlyle/1900 Duke and 101 Independence Center, which operations were not recorded in discontinued operations.
      Fee Income. Fee income decreased from $18.4 million in 2003 to $16.5 million in 2004 and then increased to $20.1 million in 2005. The 2005 increase in fee income was partially due to an increase of approximately $1.0 million in third-party leasing fees, mainly due to an increase at certain properties managed and leased by the Company’s Texas subsidiary. The increase in 2005 over 2004 was also due to an increase of approximately $2.6 million in fees from sales of land brokered by the Company’s Texas subsidiary. These fees from brokering sales of land were also $3.3 million higher in 2003 compared to 2004, which was the primary contributor to the 2004 decrease in fee income. Partially offsetting the 2004 decrease was an increase of approximately $979,000 in development fees from residential joint ventures, as the number of ventures with which the Company is involved and the activity at those ventures increased in 2004.
      Multi-Family Residential Unit Sales and Cost of Sales. In 2005, the Company began recognizing sales and cost of sales for its units at the 905 Juniper project. This project is a 117-unit multi-family residential building in midtown Atlanta, Georgia. This project is owned in a joint venture, which the Company began consolidating in June 2005 (see Note 4 — 905 Juniper Venture, LLC). Sales and cost of sales are recognized using the percentage of completion method as outlined in SFAS No. 66. At December 31, 2005, sales are being recognized for approximately 53% of the units, and the project is approximately 74% complete.
      Residential Lot and Outparcel Sales and Cost of Sales. Residential lot and outparcel sales increased from $12.9 million in 2003 to $16.7 million and $21.9 million in 2004 and 2005, respectively. The Company sold 214 lots for approximately $12.4 million in 2003, 225 lots for approximately $15.3 million in 2004 and 172 lots for approximately $14.9 million in 2005. The mix of lots sold at the residential developments changes between years, with the sales price points being different at the various developments, which does not provide a direct correlation between number of lots sold and sales revenues. Also contributing to the increases were three outparcel sales in 2005 for approximately $7.0 million, two outparcel sales in 2004 for $1.4 million, and one outparcel sale in 2003 for $600,000.
      Residential lot and outparcel cost of sales increased from $10.0 million in 2003 to $12.0 million and $16.4 million in 2004 and 2005, respectively. The change in residential lot cost of sales was partially due to the number of lots sold during the periods and partially to fluctuations in gross profit percentages used to calculate the cost of sales for residential lot sales in certain of the residential developments. Furthermore, outparcel cost of sales were approximately $5.6 million, $929,000 and $480,000 in 2005, 2004 and 2003, respectively, due to the aforementioned outparcel sales.
      The majority of the Company’s residential lot sales are conducted through the CL Realty and Temco joint ventures, which are not consolidated and therefore not included in the above numbers.

      General and Administrative Expenses. General and administrative expenses increased from $29.6 million in 2003 to $33.7 million and $40.7 million in 2004 and 2005, respectively. The 2005 increase was primarily the result of a charitable contribution of $4.5 million made in December 2005. Also contributing to the 2005 increase, and the primary reason for the 2004 increase, were higher salaries and related benefits due to increased development personnel in the Retail and Industrial Divisions. In addition, general and administrative expense for the Office/ Multi-Family Division increased as a result of the acquisition of The Gellerstedt Group in 2005. These salary and related benefits increases were partially offset by an increase in capitalized salaries of development and leasing personnel due to a progressively larger number of projects under development between 2003, 2004 and 2005. The increase in 2004 compared to 2003 also related to higher costs associated with the Company’s implementation of Section 404 of the Sarbanes-Oxley Act of 2002.
      Depreciation and Amortization. Depreciation and amortization decreased from $39.5 million in 2003 to $37.2 million and $36.5 million in 2004 and 2005, respectively. The decrease in 2004 compared to 2003 was mainly due to the 2004 sales of 333 John Carlyle, 1900 Duke Street and 101 Independence Center, which were not reclassified to Discontinued Operations. The sales of these properties also contributed to the 2005 decrease. The 2005 decrease was also due to a decrease in depreciation and amortization of approximately $3.5 million from the Inforum, as first generation tenant improvement and leasing costs assigned to these assets upon purchase of this property in 1999 are now fully amortized. The 2005 and 2004 decreases were partially offset by the aforementioned opening and acquisition of office buildings and retail centers.
      Interest Expense. Interest expense decreased from $22.6 million in 2003 to $14.6 million and $9.1 million in 2004 and 2005, respectively. Interest expense for continuing operations before capitalization decreased from $32.3 million in 2003 to $28.6 million and $26.0 million in 2004 and 2005, respectively. Interest expense related to the Company’s credit facility was approximately $1.9 million higher in 2005 compared to 2004 due to higher amounts drawn to fund increased development activity. The increase was offset by a decrease of approximately $3.4 million in interest expense from the 2004 sales and related disposition of debt for 333 John Carlyle, 1900 Duke Street and 101 Independence Center. These sales were not included in discontinued operations. The disposition of debt for these properties also decreased interest expense approximately $3.7 million between 2004 and 2003. Contributing to the overall 2005 and 2004 decreases in interest expense were increases in interest capitalized to projects under development (a reduction of interest expense) of approximately $3.2 million and $4.3 million in 2005 and 2004, respectively, primarily due to progressively more projects under development in those years. Capitalized interest varies as the weighted average expenditures for projects under development changes.
      Provision for Income Taxes from Operations. Income tax provision is recorded for the Company’s taxable subsidiary, CREC. Income from certain joint ventures is recognized in CREC, including CL Realty and Temco Associates, which sell residential lots and land tracts, and TRG Columbus Development Venture, Ltd., which sells multi-family residential units. The consolidated result of 905 Juniper Venture, LLC, which also sells multi-family residential units, is also recorded in CREC. Income from all these entities was significantly higher in 2005 compared to 2004, and therefore provision for income taxes from operations was higher in 2005. Pre-tax income of CREC was consistent between 2004 and 2003, and therefore the provision for income taxes remained consistent between those years.
      Income From Unconsolidated Joint Ventures. (All amounts reflect the Company’s share of joint venture income.) Income from unconsolidated joint ventures increased from $24.6 million in 2003 to $204.5 million in 2004 and then decreased to $41.0 million in 2005. The 2004 increase and 2005 decrease was primarily due to the recognition of gains on sales of properties by certain joint ventures in 2004, of which the Company’s share was approximately $176.3 million.
      Income from CL Realty, L.L.C. increased from $606,000 in 2003 to $3.2 million and $8.9 million in 2004 and 2005, respectively. CL Realty, L.L.C. was formed in 2002 and lot sales commenced in 2003, with 191 lots being sold. In 2004 and 2005, 972 and 1,302 lots were sold, respectively.
      Income from TRG Columbus Development, Ltd. (“TRG”) increased approximately $6.7 million in 2005. TRG was formed in May 2005 and is developing 50 Biscayne, a 529-unit condominium project in Miami, Florida. TRG is recognizing income utilizing the percentage of completion method and commenced income recognition in the fourth quarter of 2005. The Company recognizes 40% of TRG’s net income, after certain preferred returns to each partner and, at December 31, 2005, had recognized income on 96% of the units and was 26% complete for construction.
      Income from Deerfield Towne Center, LLC, (“Deerfield”) increased approximately $5.5 million in 2005. The Company has a 10% profits interest in Deerfield with no capital contributions made nor any obligations to fund the entity. The Company obtained this interest through a predevelopment and leasing arrangement and recognizes income as distributions are received. Deerfield sold its operating retail center in 2005.
      Income from Temco Associates (“Temco”) increased from $3.1 million in 2003 to $5.1 million in 2004 and then decreased to $3.9 million in 2005. Lots sold at Temco increased from 356 in 2003 to 491 in 2004 and then decreased to 467 lots in 2005. Additionally, during 2003, 2004 and 2005, approximately 97, 310 and 212 acres, respectively, of land tracts were sold. CREC’s share of the gain on land tract sales was approximately $3.2 million, $5.3 million and $1.8 million in 2003, 2004 and 2005, respectively, which also contributed to the changes between years.
      Income from 285 Venture, LLC (“285 Venture”) increased from a loss of approximately $845,000 in 2003 to income of approximately $1.4 million in both 2004 and 2005. In 2003, the single underlying tenant, Mirant Corporation (“Mirant”), declared bankruptcy and, in 2004, vacated approximately 41% of the 1155 Perimeter Center West office building, which 285 Venture owned. 285 Venture restructured their lease and filed a bankruptcy claim against Mirant. The claim consisted of two components — recovery for lost rents from vacated space and recovery for lost rents from the restructured lease, which reduced Mirant’s rental rates over its remaining term. 285 Venture sold this bankruptcy claim in 2004, and the Company’s share of proceeds from the sale totaled $4.6 million. In 2004, the Company recognized $2.9 million as a lease termination fee which represented the portion of the claim related to the vacated space and a monthly amortization of the portion related to the restructured lease. The portion related to the restructured lease was being recognized in income over three years, the remaining term of Mirant’s restructured lease. In 2005, 285 Venture sold 1155 Perimeter Center West, and the Company recognized a gain of approximately $1.6 million on the sale.
      Income from CC-JM II Associates increased from $628,000 in 2003 to $18.5 million in 2004 and then decreased to $330,000 in 2005. The 2004 increase and 2005 decrease were due to a gain of approximately $19.2 million on the sale of the John Marshall — II building, which CC-JM II Associates owned.
      Income from CPI/ FSP I, L.P. increased from $2.4 million in 2003 to $14.1 million in 2004 and then decreased to $3,000 in 2005. The 2004 increase and 2005 decrease were primarily due to a $12.4 million gain on sale of investment properties, as CPI/ FSP I, L.P. sold Austin Research Park — Buildings III and IV in the third quarter of 2004. The assets that CPI/ FSP I, L.P. currently owns consist mainly of undeveloped land.
      The results for Cousins LORET Venture, L.L.C. (“LORET”) changed from a loss of $153,000 in 2003 to income of $45.5 million in 2004 and then decreased to a loss of $59,000 in 2005. The 2004 increase and 2005 decrease were due to a $45.3 million gain on sale of investment properties in 2004, as LORET sold The Pinnacle and Two Live Oak Center in the third quarter of 2004.
      Income from Wildwood Associates increased from $4.8 million in 2003 to $101.1 million in 2004 and then decreased to a loss of $101,000 in 2005. The 2004 increase and 2005 decrease were due to approximately $99.4 million in gains on sales of investment properties in 2004. Wildwood Associates sold all of its office buildings and its 15 acres of stand-alone retail sites under ground leases in 2004. In 2005, Wildwood Associates’ assets consisted mainly of undeveloped land.
      Gain on Sale of Investment Properties. Gain on sale of investment properties, net of applicable income tax provision, was $100.6 million, $118.1 million and $15.7 million in 2003, 2004 and 2005, respectively. The 2005 gain included the following: the sale of undeveloped land at The Lakes of Cedar Grove residential development ($1.2 million); the sale of undeveloped land at the North Point/ Westside mixed use project

($4.4 million); the sale of Company-owned land at Wildwood ($9.8 million); and the recurring amortization of deferred gain from CP Venture Two ($0.3 million — see Note 4).
      The 2004 gain included the following: the May 2004 sale of the 333 John Carlyle and 1900 Duke Street office buildings ($34.5 million); the June 2004 sale of Ridenour land ($0.7 million); the July 2004 sale of the 101 Independence Center office building ($35.8 million); the sale of undeveloped land at the North Point/ Westside mixed use project ($9.6 million); the recognition of deferred gain from the sale of Wildwood land associated with the property sales ($29.3 million); the sale of Company-owned land at Wildwood ($3.3 million); the sale of a ground lease adjacent to North Point MarketCenter ($1.4 million); a true-up of gains from the 1996 sale of Lawrenceville MarketCenter as certain taxes were determined not to be owed on that transaction ($0.6 million); and the recurring amortization, plus an additional amount recognized from the sale of Wachovia Tower, of deferred gain from CP Venture Two ($2.8 million — see Note 4).
      The 2003 gain included the following: deferred gain due to the distribution of proceeds from the Mira Mesa sale ($90.0 million — see Note 5); the September 2003 sale of 10.6 acres of Company-owned Wildwood land ($1.9 million); the December 2003 sale of North Point West Side land ($5.3 million); and the recurring amortization, plus an additional amount recognized from the sale of 100 and 200 North Point Center East, of deferred gain from CP Venture Two ($3.3 million — see Note 4).
      Discontinued Operations. The Company sold AT&T Wireless Services Headquarters, Cerritos Corporate Center — Phase II, Mira Mesa MarketCenter, Presidential MarketCenter and Perimeter Expo in 2003. The Company sold Rocky Creek Properties, Northside/ Alpharetta I and II, 101 Second Street, 55 Second Street and The Shops of Lake Tuscaloosa in 2004. The Company sold Hanover Square South in 2005. SFAS No. 144 requires that these office buildings and retail centers that were sold be treated as discontinued operations and that the results of their operations and any gains on sales from these properties be shown as a separate component of income in the Consolidated Statements of Income for all periods presented. See Note 8 for a detail of the components of Discontinued Operations.
      Income from Discontinued Operations decreased from $27.9 million in 2003 to $4.0 million and $524,000 in 2004 and 2005, respectively. Included in the 2003 amount is a termination fee of $20.0 million from Cable & Wireless Internet Services, Inc., which terminated its 158,000 square foot lease at 55 Second Street in January 2003. The remaining difference between the 2003, 2004 and 2005 amounts is the result of the number of properties included in each year.
      Funds From Operations. FFO is a supplemental operating performance measure used in the real estate industry. Prior to 2005, the Company calculated FFO in accordance with the National Association of Real Estate Investment Trusts’ (“NAREIT”) definition of FFO, which is net income available to common stockholders (computed in accordance with accounting principles generally accepted in the United States (“GAAP”)), excluding extraordinary items, cumulative effect of change in accounting principle and gains or losses from sales of depreciable property, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures to reflect FFO on the same basis. For 2005, the Company modified its NAREIT defined calculations of FFO to include $5.0 million in income from a real estate venture related to the sale of real estate. The Company included this amount in FFO because, based on the nature of the investment, the Company believes that, for FFO purposes, this income should not be considered gain on the sale of depreciable property.
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
      The following table details FFO for 2005, 2004, and 2003 (in thousands, except per share amounts):

	Years Ended December 31,

	2005	2004	2003

Net Income Available to Common Stockholders	$34,491	$399,742	$238,803
Depreciation and amortization:
Consolidated properties	36,518	37,231	39,477
Discontinued properties	68	5,298	14,678
Share of unconsolidated joint ventures	8,920	15,915	21,299
Depreciation of furniture, fixtures and equipment and amortization of specifically identifiable intangible assets:
Consolidated properties	(2,951)	(2,652)	(2,511)
Share of unconsolidated joint ventures	(78)	(35)	(34)
Gain on sale of investment properties, net of applicable income tax provision:
Consolidated properties	(15,733)	(118,056)	(100,558)
Discontinued properties	(1,037)	(81,927)	(93,459)
Share of unconsolidated joint ventures	(1,935)	(176,265)	—
Gain on sale of undepreciated investment properties	15,483	29,627	7,270

Funds From Operations Available to Common Stockholders	$73,746	$108,878	$124,965

Weighted Average Shares	49,989	49,005	48,313

Diluted Weighted Average Shares	51,747	51,016	49,415

Liquidity and Capital Resources.

Financial Condition.
      Summary. The Company had a significant number of projects in its development pipeline at December 31, 2005 and does not expect the number of projects or the amounts invested in development projects to decrease in the near term. It also has a large amount of undeveloped land, both consolidated and at unconsolidated joint ventures, which may progress into development projects in 2006. Additionally, the Company and its joint ventures sold a significant number of operating properties in 2003, 2004 and 2005 some of which have been replaced by completion of new developments. Given those facts, the Company anticipates an increase in the need for cash in 2006, which management believes will be satisfied through one or more of the following alternatives: additional borrowings, formations of joint ventures, capital transactions, and the selective and strategic sale of mature operating properties or parcels of land held for investment. The financial condition of the Company is discussed in further detail below.

      The Company’s debt was $467.5 million, or 22% of total market capitalization, at December 31, 2005, and the Company was subject to the following contractual obligations and commitments ($ in thousands):

		Less Than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Contractual Obligations:
Company long-term debt Unsecured notes payable and construction loans	$171,552	$451	$171,065	$36	$—
Mortgage notes payable	295,964	5,088	42,205	68,461	180,210
Interest commitments under notes payable(1)	129,010	30,645	46,816	34,050	17,499
Operating leases (ground leases)	47,133	321	669	670	45,473
Operating leases (offices)	2,480	1,634	846	—	—

Total Contractual Obligations	$646,139	$38,139	$261,601	$103,217	$243,182

Commitments:
Letters of credit	$17,466	$17,466	$—	$—	$—
Performance bonds	15,906	15,514	392	—	—
Estimated development commitments	295,854	147,927	147,927	—	—
Unfunded tenant improvements	11,546	11,546	—	—	—

Total Commitments	$340,772	$192,453	$148,319	$—	$—

(1)	Interest on variable rate obligations is based on rates effective as of December 31, 2005.
      As of December 31, 2005, the Company had $158.0 million drawn on its $325 million credit facility. The amount available under this credit facility is reduced by outstanding letters of credit, including those held by joint ventures which are not included in the above table, which were approximately $26.8 million at December 31, 2005. This unsecured credit facility contains customary conditions precedent to borrowing, including compliance with financial covenants such as maintaining minimum interest coverage ratios and not exceeding the maximum debt to total assets ratio allowed. The interest rate on this facility is equal to LIBOR plus a spread based on the ratio of total debt to total assets. As of December 31, 2005, the spread over LIBOR was 0.90%. This facility also contains customary events of default that could give rise to acceleration and include such items as failure to pay interest or principal and breaches of financial covenants.
      In March 2006, the Company recast its unsecured revolving credit facility (“Revolver”), increasing the size by $75 million to $400 million and extending the maturity date to March 2010, with an additional one year extension. The Revolver can be expanded to $500 million under certain circumstances, although the availability of the additional capacity is not guaranteed. The Revolver provides for additional flexibility in some of the financial covenants. Additionally, the Revolver imposes restrictions on the level of common and preferred dividends only if the Company’s leverage ratio, as defined in the Revolver, is greater than 55%. Generally interest is calculated under the Revolver based on the then current LIBOR interest rate plus an additional spread based on the ratio of total debt to total assets.
      Also in March 2006 and simultaneous with the recast of the Revolver, the Company entered into an unsecured $100 million construction facility. While this facility is unsecured, advances under the facility are to be used to fund the construction costs of the Terminus 100 project. This facility has the same maturity date and key provisions as the Revolver.
      The Company’s mortgage debt is primarily non-recourse fixed-rate mortgage notes payable secured by various real estate assets. As of December 31, 2005, the weighted average interest rate on fixed rate mortgage notes payable was 7.24%. In addition, many of the Company’s non-recourse mortgages contain covenants which, if not satisfied, could result in acceleration of the maturity of the debt. The Company expects that it will either refinance the non-recourse mortgages at maturity or repay the mortgages with proceeds of other financings.
      The Company has future lease commitments under ground leases aggregating approximately $47.1 million over a weighted average remaining term of 66 years. Additionally, the Company has future lease commitments primarily for office space, aggregating approximately $2.5 million over a weighted average remaining term of 1.4 years. As of December 31, 2005, the Company had outstanding letters of credit and performance bonds aggregating approximately $33.4 million. These instruments primarily related to guarantees of maintenance and/or performance pertaining to the Company’s development projects.
      The Company has development and acquisition projects in various planning stages. The Company currently intends to finance these projects and projects currently under construction by using its existing credit facility (increasing the credit facility as required), long-term non-recourse financing on the Company’s unleveraged projects, joint ventures, project sales and other financings as market conditions warrant. As of December 31, 2005, outstanding commitments for the construction and design of consolidated real estate projects totaled approximately $295.9 million, which is estimated to be funded over the next three years. In addition, the Company was obligated under lease agreements at its operating properties to fund remaining tenant improvement costs of approximately $11.5 million, which is estimated to be funded in 2006.
      As a member of various of the unconsolidated joint ventures described in Note 4, the Company may be required to make additional capital contributions from time to time to fund development costs, tenant improvement costs or operating deficits. The Company has not guaranteed the debt of any of its unconsolidated joint ventures, except for customary “non-recourse carve-out” guarantees of mortgages, a note for The Georgian (a 37.5% owned entity developing a 1,386 lot residential development), and a completion guarantee for CL Ashton (a 40% owned entity developing a 1,062 lot residential development).
      The Company maintains a shelf registration statement under which it may issue common and preferred stock, warrants to purchase common stock and certain debt securities. As of December 31, 2005, approximately $100 million remained available for issuance under this shelf registration statement.
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
      Cash Flows. Cash Flows from Operating Activities. Net cash provided by operating activities decreased approximately $199.4 million between 2004 and 2005 due mainly to a decrease in net income before gain on sale of investment properties of approximately $174.8 million. The Company had a significant amount of income and distributions from unconsolidated joint ventures in 2004 due to property sales at the ventures. Net income also decreased in 2005 due to the sale of a number of consolidated properties in 2004 and 2003. Also contributing to the decrease in net cash provided by operating activities was an increase in residential lot, outparcel and multi-family acquisition and development expenditures of $6.9 million due mainly to the 905 Juniper project. Partially offsetting the decrease was increased proceeds received from residential lot and outparcel sales due to an increase in volume of lot and outparcel sales activity in 2005.
      Net cash provided by operating activities increased approximately $156.3 million between 2003 and 2004. This increase is primarily the result of the distributions from unconsolidated joint ventures in 2004 as noted above. In addition, the Company received more proceeds from residential lot and outparcel sales in 2004 and spent less for residential lot and outparcel acquisition and development in 2004. Cash paid for interest decreased as a result of the reduction in debt associated with the asset sales in 2004 and 2003, which also contributed to the overall increase in cash provided by operating activities between 2003 and 2004.

      Cash Flows from Investing Activities. Net cash from investing activities decreased approximately $583.9 million, mainly due to a decline of approximately $501.7 million in sales proceeds from 2004, due to the aforementioned consolidated property sales. The Company sold one operating center in 2005, which was a significantly lower volume of sales than in 2004. The Company also expended $81.9 million more in 2005 on development and acquisition of property because the Company’s development pipeline is deeper in 2005, and because the Company purchased additional land tracts in 2005 that are being held for investment or future development. The Company invested more in unconsolidated joint ventures in 2005 as a result of increased contributions to the CL Realty and Temco joint ventures and had a decrease in distributions from joint ventures in excess of income as a result of less asset sales activity in 2005, both of which contributed to the decrease in cash flows from investing activities. Partially offsetting the decrease was an increase in proceeds from notes receivable of approximately $16.2 million, as the Company loaned $8 million to an unrelated third party in 2004, which was collected in 2005.
      Net cash provided by investing activities increased approximately $184.2 million in 2004. The Company sold nine wholly-owned properties in 2004, which generated proceeds of approximately $537.5 million. In 2003, five properties were sold for proceeds of approximately $262.3 million, for an increase of approximately $275.2 million for 2004. Also contributing to the increase were greater distributions in excess of joint venture income of approximately $9.2 million from the 2004 property sales by joint ventures. This increase in net cash provided by investing activities was partially offset by an increase in property and development activities of $75.8 million in 2004 as the Company’s pipeline of development activities increased and due to the Galleria 75 acquisition in February 2004. Proceeds from notes receivable, net of investment, increased $32.5 million, also partially offsetting the increase. The Company collected a note receivable of $27.9 million in 2003 and invested in the aforementioned $8 million note receivable in 2004, creating the change.
      Cash Flows from Financing Activities. Net cash from financing activities increased approximately $626.8 million in 2005. Common dividends paid decreased approximately $354.7 million due to the payment of a special dividend in 2004. Repayment of other notes payable decreased approximately $171.4 million also due to the repayment or assumption of debt in 2004 related to the property sales. The Company borrowed more in 2005 which caused net borrowings on the credit facility to be approximately $158.0 million higher. Proceeds from other notes payable increased by approximately $28.9 million due to proceeds received from the construction loan on 905 Juniper after June 30, 2005 (see Notes 3 and 4) and to a non-recourse mortgage note payable obtained on The Points at Waterview in 2005. The Company also had a preferred stock offering in 2004 which raised approximately $96.5 million. The Company did not have a similar level of property sales or offering proceeds in 2005 compared to 2004 and expended more on development, necessitating the increased borrowings.
      Net cash used in financing activities increased $270.4 million in 2004. Common dividends paid in 2004 increased approximately $257.1 million primarily due to the payment of a larger special dividend in 2004 compared to the 2003 special dividend. Also contributing to the increase in net cash used in financing activities was an increase of approximately $160.3 million in repayment of other notes payable, mainly due to the repayment or assumption of debt related to the 2004 property sales. Distributions to minority partners increased approximately $9.2 million in 2004 because a distribution was made to the minority partner in the 101 and 55 Second Street buildings in 2004 from the sale of those buildings, and a distribution was made in 2003 to the minority partner in Mira Mesa MarketCenter when that property was sold. Preferred stock dividends also increased approximately $5.4 million due to a full year of dividends paid in 2004 on the Series A preferred stock. Net amounts repaid on the credit facility in 2004 decreased approximately $159.2 million, and repurchases of common stock decreased approximately $5.5 million, both of which partially offset the increase in net cash used in financing activities.
      Effects of Inflation. The Company attempts to minimize the effects of inflation on income from operating properties by using rents tied to tenants’ sales, periodic fixed-rent increases or increases based on the Consumer Price Index, and/or pass-through of certain operating expenses of properties to tenants.
      Other Matters. The events of September 11, 2001 adversely affected the pricing and availability of property insurance. In particular, premiums increased and terrorism insurance coverage became harder to obtain. The availability of coverage has improved and, at this time, management believes that the Company and its unconsolidated joint ventures are adequately insured on all of their assets. While the Company’s cost of property insurance coverage has increased, management believes the costs are currently reasonable and should not have a material impact on the Company’s financial condition or results of operations in 2006. There can be no assurance that this situation will continue beyond 2006.
Off Balance Sheet Arrangements.
      The Company has a number of off balance sheet joint ventures with varying structures. At December 31, 2005, the Company’s joint ventures had aggregate outstanding indebtedness to third parties of approximately $345.0 million of which the Company’s share was $148.1 million. These loans are generally mortgage loans that are non-recourse to the Company.
      Two of these ventures are involved in the active acquisition and development of residential real estate. As capital is required to fund the acquisition and development of this real estate, the Company must fund its share of the costs not funded by operations or outside financing. Based on the nature of the activities conducted in these ventures, management cannot estimate with any degree of accuracy amounts that the Company may be required to fund in the short or long-term. However, management does not believe that additional funding of these ventures will have an adverse effect on its financial condition.
      The Company does not expect to make significant capital contributions to any of its remaining joint ventures.
Item 7A.     Quantitative and Qualitative Disclosure about Market Risk
      The Company is exposed to the impact of interest rate changes mainly through its variable rate credit facility. Approximately $158.0 million was drawn on this facility as of December 31, 2005. The Company does not enter into contracts for trading purposes and does not use leveraged instruments. The Company did not have any amounts outstanding under its credit facility at December 31, 2004. Therefore, the Company’s exposure to variable rate debt changed significantly in 2005. Additionally, the Company’s balance of notes receivable decreased approximately $7.5 million between December 31, 2005 and 2004, as a note receivable with a higher interest rate than other notes receivable was collected during 2005.
      The following table summarizes the Company’s market risk associated with notes payable and notes receivable as of December 31, 2005. The information presented below should be read in conjunction with Notes 2 and 3 of the consolidated financial statements included in this Annual Report on Form 10-K. The table presents scheduled principal repayments and related weighted average interest rates by expected year of maturity.

	Expected Year of Maturity

	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value

	($ in thousands)
Notes Payable:
Fixed Rate	$5,539	$27,892	$16,091	$6,035	$62,462	$180,210	$298,229	$317,923
Average Interest Rate	6.90%	7.71%	6.19%	7.16%	8.22%	6.87%	7.24%	—
Variable Rate	$—	$169,287	$—	$—	$—	$—	$169,287	$169,287
Average Interest Rate(1)	—	5.33%	—	—	—	—	5.33%	—
Notes Receivable:
Fixed and Variable Rate	$2,317	$—	$514	$—	$—	$—	$2,831	$2,741
Average Interest Rate(1)	3.35%	—	5.26%	—	—	—	3.70%	—

(1)	Interest rates on variable rate notes payable and notes receivable are equal to the variable rates in effect on December 31, 2005.

Item 8.     Financial Statements and Supplementary Data
      The Consolidated Financial Statements, Notes to Consolidated Financial Statements and Reports of Independent Registered Public Accounting Firm are incorporated herein on pages F-1 through F-31.
      The following Selected Quarterly Financial Information (Unaudited) for the years ended December 31, 2005 and 2004 should be read in conjunction with the Consolidated Financial Statements and notes thereto included herein ($ in thousands, except per share amounts):

	Quarters (Unaudited)

2005:	First	Second	Third	Fourth

Revenues	$29,624	$33,412	$46,125	$46,575
Income from unconsolidated joint ventures	5,175	5,608	10,008	20,164
Gain on sale of investment properties, net of applicable income tax provision	6,827	5,578	796	2,532
Income from continuing operations	9,263	10,169	12,290	16,458
Discontinued operations	75	109	1,445	(68)
Net income	9,338	10,278	13,735	16,390
Net income available to common stockholders	5,525	6,466	9,923	12,577
Basic income from continuing operations per common share	.11	.13	.17	.25
Basic net income per common share	.11	.13	.20	.25
Diluted income from continuing operations per common share	.11	.13	.16	.24
Diluted net income per common share	.11	.13	.19	.24

	Quarters (Unaudited)

2004:	First	Second	Third	Fourth

Revenues	$36,315	$34,826	$32,229	$33,437
Income from unconsolidated joint ventures	9,056	9,196	106,676	79,565
Gain on sale of investment properties, net of applicable income tax provision	2,066	36,500	50,082	29,408
Income from continuing operations	11,376	46,114	157,358	107,022
Discontinued operations	1,404	1,530	69,318	13,662
Net income	12,780	47,644	226,676	120,684
Net income available to common stockholders	10,842	45,707	224,739	118,454
Basic income from continuing operations per common share	.19	.91	3.17	2.11
Basic net income per common share	.22	.94	4.58	2.39
Diluted income from continuing operations per common share	.19	.88	3.05	2.03
Diluted net income per common share	.22	.91	4.41	2.29
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
      The Company’s management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls can prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. There are inherent limitations in all control systems, including the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of one or more persons. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and while our disclosure controls and procedures are designed to be effective under circumstances where they should reasonably be expected to operate effectively, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in any control system, misstatements due to error or fraud may occur and not be detected. However, these inherent limitations are known features of the financial reporting process and were taken into account in designing the Company’s processes.
      As of the end of the period covered by this annual report, we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer along with the Chief Financial Officer, of the effectiveness, design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based upon the foregoing, the Chief Executive Officer along with the Chief Financial Officer concluded that our disclosure controls and procedures are effective at providing reasonable assurance that all material information required to be included in our Exchange Act reports is reported in a timely manner. In addition, based on such evaluation we have identified no changes in our internal control over financial reporting that occurred during the period covered by this annual report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Report of Management on Internal Control Over Financial Reporting
      Management of Cousins Properties Incorporated is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the acquisition and disposition of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States and that our receipts and expenditures are being made only in accordance with authorizations of our management; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
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
      Management, under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. The framework on which the assessment was based is described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, we concluded that we maintained effective internal control over financial reporting as of December 31, 2005.
      Management’s assessment of the effectiveness of our internal control over financial reporting has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing on page F-3 of this Annual Report on Form 10-K.

Item 9B.	Other Information.
      None.
PART III

Item 10.	Directors and Executive Officers of the Registrant
      The information required by Items 401 and 405 of Regulation S-K is presented in Item X in Part I above and is included under the captions “Election of Directors” and “Section 16(A) Beneficial Ownership Reporting Compliance” in the Proxy Statement relating to the 2006 Annual Meeting of the Registrant’s Stockholders, and is incorporated herein by reference. The Company adopted a Code of Business Conduct and Ethics (the “Code”) applicable to its Board of Directors and all of its employees. The Code is publicly available on the “Investor Relations” page of its Web site at www.cousinsproperties.com. Section 1 of the Code applies to the Company’s senior executive and financial officers and is a “code of ethics” as defined by applicable SEC rules and regulations. If the Company makes any amendments to the Code other than technical, administrative or other non-substantive amendments, or grants any waivers, including implicit waivers, from a provision of the Code to the Company’s senior executive or financial officers, the Company will disclose on its Web site the nature of the amendment or waiver, its effective date and to whom it applies. The Company did make an amendment to its Code in 2005, as noted on its Web site.

Item 11.	Executive Compensation
      The information under the captions “Executive Compensation” (other than the Committee Report on Compensation) and “Compensation of Directors” in the Proxy Statement relating to the 2006 Annual Meeting of the Registrant’s Stockholders is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related
Stockholder Matters
      The information under the captions “Beneficial Ownership of Common Stock” and “Equity Compensation Plan Information” in the Proxy Statement relating to the 2006 Annual Meeting of the Registrant’s Stockholders is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions
      The information under the caption “Certain Transactions” in the Proxy Statement relating to the 2006 Annual Meeting of the Registrant’s Stockholders is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services
      The information under the caption “Summary of Fees to Independent Registered Public Accountants Firm for Fiscal 2005 and 2004” in the Proxy Statement relating to the 2006 Annual Meeting of the Registrant’s Stockholders is incorporated herein by reference.
PART IV

Item 15.	Exhibits and Financial Statement Schedules
      (a) 1. Financial Statements

A.	The following Consolidated Financial Statements of the Registrant, together with the applicable Reports of Independent Registered Public Accounting Firm, are filed as a part of this report:
      2. Financial Statement Schedule
      The following financial statement schedule for the Registrant is filed as a part of this report:

Page Numbers

A. Schedule III — Real Estate and Accumulated Depreciation — December 31, 2005	S-1 through S-5
      NOTE: Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

      (b) Exhibits

3(a)(i)		Restated and Amended Articles of Incorporation of Registrant, as amended December 15, 2004, and incorporated herein by reference.
3	(b)	By-laws of Registrant, as amended April 29, 1993, filed as Exhibit 3.2 in the Registrant’s Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference.
4	(a)	Dividend Reinvestment Plan as restated as of March 27, 1995, filed in the Registrant’s Form S-3 dated March 27, 1995, and incorporated herein by reference.
10(a)(i)		Cousins Properties Incorporated 1989 Stock Option Plan, as renamed the 1995 Stock Incentive Plan and approved by the Stockholders on May 6, 1996, filed as Exhibit 4.1 to the Registrant’s Form S-8 dated December 1, 2004, and incorporated herein by reference.
10(a)(ii)		Cousins Properties Incorporated 1999 Incentive Stock Plan, as amended and restated, approved by the Stockholders on May 10, 2005, filed as Annex B to the Registrant’s Proxy Statement dated April 8, 2005, and incorporated herein by reference.
10(a)(iii)		Cousins Properties Incorporated 2005 Restricted Stock Unit Plan, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 9, 2005, and incorporated herein by reference.
10(b)(i)		Cousins Properties Incorporated Profit Sharing Plan, as amended and restated effective as of January 1, 2002, filed as Exhibit 10(b)(i) to the Registrant’s Form 10-K for the year ended December 31, 2002, and incorporated herein by reference.
10(b)(ii)		Cousins Properties Incorporated Profit Sharing Trust Agreement effective as of January 1, 1991, filed as Exhibit 10(b)(ii) to the Registrant’s Form 10-K for the year ended December 31, 2002, and incorporated herein by reference.
10	(d)	Cousins Properties Incorporated Stock Plan for Outside Directors, as approved by the Stockholders on April 29, 1997, filed as Exhibit 10(d) to the Registrant’s Form 10-K for the year ended December 31, 2002, and incorporated herein by reference.
10	(e)	Cousins Properties Incorporated Credit Agreement dated as of July 14, 2004, among Cousins Properties Incorporated, Banks (as defined), Bank of America, N.A., as Administrative Agent, Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager, Commerzbank AG, as Syndication Agent, PNC Bank, National Association and Wells Fargo Bank, as Documentation Agents, Eurohypo AG, as Managing Agent and Other Lenders thereto, filed as Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2004, and incorporated herein by reference.
11		Computation of Per Share Earnings. Data required by SFAS No. 128, “Earnings Per Share,” is provided in Note 1 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K and incorporated herein by reference.
12*		Statement Regarding Computation of Earnings to Combined Fixed Charges and Preferred Dividends.
21*		Subsidiaries of the Registrant.
23*		Consent of Independent Registered Public Accounting Firm.
31	.1*	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cousins Properties Incorporated
(Registrant)

Dated: March 13, 2006	By:	/s/ James A. Fleming James A. Fleming Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Capacity	Date

/s/ Thomas D. Bell, Jr. Thomas D. Bell, Jr.	President, Chief Executive Officer and Vice Chairman of the Board (Principal Executive Officer)	March 13, 2006

/s/ James A. Fleming James A. Fleming	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 13, 2006

/s/ John D. Harris, Jr. John D. Harris, Jr.	Senior Vice President, Chief Accounting Officer and Assistant Secretary (Principal Accounting Officer)	March 13, 2006

/s/ T. G. Cousins T. G. Cousins	Chairman of the Board	March 13, 2006

/s/ Erskine B. Bowles Erskine B. Bowles	Director	March 13, 2006

/s/ Richard W. Courts, II Richard W. Courts, II	Director	March 13, 2006

/s/ Lillian C. Giornelli Lillian C. Giornelli	Director	March 13, 2006

/s/ S. Taylor Glover S. Taylor Glover	Director	March 13, 2006

/s/ James H. Hance, Jr. James H. Hance, Jr.	Director	March 13, 2006

Signature	Capacity	Date

/s/ Boone A. Knox Boone A. Knox	Director	March 13, 2006

/s/ William Porter Payne William Porter Payne	Director	March 13, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Cousins Properties Incorporated:
      We have audited the accompanying consolidated balance sheets of Cousins Properties Incorporated and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ investment, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cousins Properties Incorporated and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP
Atlanta, Georgia
March 13, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Cousins Properties Incorporated:
      We have audited management’s assessment, included in the accompanying Report of Management on Internal Control Over Financial Reporting, that Cousins Properties Incorporated and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
      In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2005 of the Company and our report dated March 13, 2006 expressed an unqualified opinion on those financial statements and financial statement schedule.

DELOITTE & TOUCHE LLP
Atlanta, Georgia
March 13, 2006

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,

	2005	2004

	(In thousands, except share
	and per share amounts)
ASSETS
PROPERTIES:
Operating properties, net of accumulated depreciation of $158,700 and $140,262 as of December 31, 2005 and 2004, respectively	$572,466	$528,551
Land held for investment or future development	62,059	29,563
Projects under development	241,711	97,472
Residential lots under development	11,577	19,860

Total properties	887,813	675,446
CASH AND CASH EQUIVALENTS	9,336	89,490
RESTRICTED CASH	3,806	1,188
NOTES AND OTHER RECEIVABLES	40,014	24,957
INVESTMENT IN UNCONSOLIDATED JOINT VENTURES	217,232	199,233
OTHER ASSETS, including goodwill of $8,324 and $8,131 as of December 31, 2005 and 2004, respectively	30,073	36,678

TOTAL ASSETS	$1,188,274	$1,026,992

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
NOTES PAYABLE	$467,516	$302,286
ACCOUNTS PAYABLE AND ACCRUED LIABILITIES	55,791	35,226
DEFERRED GAIN	5,951	6,209
DEPOSITS AND DEFERRED INCOME	2,551	3,504

TOTAL LIABILITIES	531,809	347,225
MINORITY INTERESTS	24,185	20,017
COMMITMENTS AND CONTINGENT LIABILITIES
STOCKHOLDERS’ INVESTMENT:
Preferred Stock, 20,000,000 shares authorized, $1 par value:
7.75% Series A cumulative redeemable preferred stock, $25 liquidation preference; 4,000,000 shares issued and outstanding	100,000	100,000
7.50% Series B cumulative redeemable preferred stock, $25 liquidation preference; 4,000,000 shares issued and outstanding	100,000	100,000
Common stock, $1 par value, 150,000,000 shares authorized; 53,357,151 and 52,783,791 shares issued as of December 31, 2005 and 2004, respectively	53,357	52,784
Additional paid-in capital	321,747	311,943
Treasury stock at cost, 2,691,582 shares	(64,894)	(64,894)
Unearned compensation	(8,495)	(10,160)
Cumulative undistributed net income	130,565	170,077

TOTAL STOCKHOLDERS’ INVESTMENT	632,280	659,750

TOTAL LIABILITIES AND STOCKHOLDERS’ INVESTMENT	$1,188,274	$1,026,992

See notes to consolidated financial statements.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,

	2005	2004	2003

	(In thousands, except per share
	amounts)
REVENUES:
Rental property revenues	$100,602	$101,102	$101,389
Fee income	20,082	16,477	18,380
Multi-family residential unit sales	11,233	—	—
Residential lot and outparcel sales	21,933	16,700	12,945
Interest and other	1,886	2,528	3,940

	155,736	136,807	136,654
COSTS AND EXPENSES:
Rental property operating expenses	40,005	33,814	32,674
General and administrative expenses	40,703	33,702	29,606
Depreciation and amortization	36,518	37,231	39,477
Multi-family residential unit cost of sales	9,405	—	—
Residential lot and outparcel cost of sales	16,404	12,007	10,022
Interest expense	9,094	14,623	22,576
Other	1,322	1,948	1,821

	153,451	133,325	136,176

INCOME FROM CONTINUING OPERATIONS BEFORE TAXES, MINORITY INTEREST AND INCOME FROM UNCONSOLIDATED JOINT VENTURES	2,285	3,482	478
PROVISION FOR INCOME TAXES FROM OPERATIONS	(7,756)	(2,744)	(2,596)
MINORITY INTEREST IN INCOME OF CONSOLIDATED SUBSIDIARIES	(3,037)	(1,417)	(2,237)
INCOME FROM UNCONSOLIDATED JOINT VENTURES	40,955	204,493	24,619

INCOME FROM CONTINUING OPERATIONS BEFORE GAIN ON SALE OF INVESTMENT PROPERTIES	32,447	203,814	20,264
GAIN ON SALE OF INVESTMENT PROPERTIES, NET OF APPLICABLE INCOME TAX PROVISION	15,733	118,056	100,558

INCOME FROM CONTINUING OPERATIONS	48,180	321,870	120,822
DISCONTINUED OPERATIONS, NET OF APPLICABLE INCOME TAX PROVISION:
Income from discontinued operations	524	3,987	27,880
Gain on sale of investment properties, net of minority interest	1,037	81,927	93,459

	1,561	85,914	121,339

NET INCOME	49,741	407,784	242,161
DIVIDENDS TO PREFERRED STOCKHOLDERS	(15,250)	(8,042)	(3,358)

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$34,491	$399,742	$238,803

PER SHARE INFORMATION — BASIC:
Income from continuing operations	$0.66	$6.40	$2.43
Income from discontinued operations	0.03	1.76	2.51

Basic net income available to common stockholders	$0.69	$8.16	$4.94

PER SHARE INFORMATION — DILUTED:
Income from continuing operations	$0.64	$6.15	$2.38
Income from discontinued operations	0.03	1.69	2.45

Diluted net income available to common stockholders	$0.67	$7.84	$4.83

CASH DIVIDENDS DECLARED PER COMMON SHARE	$1.48	$8.63	$3.55

WEIGHTED AVERAGE SHARES	49,989	49,005	48,313

DILUTED WEIGHTED AVERAGE SHARES	51,747	51,016	49,415

See notes to consolidated financial statements.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ INVESTMENT
Years Ended December 31, 2005, 2004 and 2003

			Additional			Cumulative
	Preferred	Common	Paid-In	Treasury	Unearned	Undistributed
	Stock	Stock	Capital	Stock	Compensation	Net Income	Total

	(In thousands, except share amounts)
Balance, December 31, 2002	$—	$50,844	$288,172	$(59,356)	$(2,647)	$131,871	$408,884
Net income, 2003						242,161	242,161
Preferred stock issued pursuant to 4,000,000 share Series A stock offering, net of expenses	100,000		(3,736)				96,264
Preferred dividends paid						(2,389)	(2,389)
Common stock issued pursuant to:
Exercise of options and director stock plan		558	9,292				9,850
Restricted stock grant and related amortization, net of forfeitures		125	3,646		(3,156)		615
Income tax benefit from stock options			1,168				1,168
Common dividends paid						(172,238)	(172,238)
Purchase of treasury stock				(5,538)			(5,538)

Balance, December 31, 2003	100,000	51,527	298,542	(64,894)	(5,803)	199,405	578,777
Net income, 2004						407,784	407,784
Preferred stock issued pursuant to 4,000,000 share Series B stock offering, net of expenses	100,000		(3,529)				96,471
Preferred dividends paid						(7,750)	(7,750)
Common stock issued pursuant to:
Exercise of options and director stock plan		1,062	8,058				9,120
Restricted stock grant and related amortization, net of forfeitures		195	5,876		(4,357)		1,714
Income tax benefit from stock options			2,996				2,996
Common dividends paid						(429,362)	(429,362)

Balance, December 31, 2004	200,000	52,784	311,943	(64,894)	(10,160)	170,077	659,750
Net income, 2005						49,741	49,741
Preferred dividends paid						(14,604)	(14,604)
Common stock issued pursuant to:
Exercise of options and director stock plan		522	7,025				7,547
Restricted stock grant and related amortization, net of forfeitures		51	1,416		1,665		3,132
Gain on stock issuance at equity method investee			354				354
Income tax benefit from stock options			1,009				1,009
Common dividends paid						(74,649)	(74,649)

Balance December 31, 2005	$200,000	$53,357	$321,747	$(64,894)	$(8,495)	$130,565	$632,280

See notes to consolidated financial statements.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2005	2004	2003

	($ in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$49,741	$407,784	$242,161
Adjustments to reconcile net income to net cash flows provided by operating activities:
Gain on sale of investment properties, net of income tax provision	(16,770)	(199,983)	(194,017)
Depreciation and amortization	36,586	42,529	54,155
Amortization of deferred financing costs	1,275	1,645	1,522
Amortization of unearned compensation	3,132	1,714	615
Effect of recognizing rental revenues on a straight-line or market basis	(4,220)	2,777	(1,527)
Income from unconsolidated joint ventures in excess of operating distributions	(6,008)	—	—
Residential lot, outparcel and multi-family cost of sales	23,794	11,393	9,148
Residential lot, outparcel and multi-family acquisition and development expenditures	(16,305)	(9,429)	(11,064)
Income tax benefit from stock options	1,009	2,996	1,168
Changes in other operating assets and liabilities:
Change in other receivables	(17,052)	(3,257)	4,411
Change in accounts payable and accrued liabilities	1,894	(1,645)	(6,317)

Net cash provided by operating activities	57,076	256,524	100,255

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from investment property sales	35,758	537,477	262,345
Property acquisition and development expenditures	(256,428)	(174,512)	(98,694)
Investment in unconsolidated joint ventures	(33,910)	(27,754)	(33,574)
Distributions from unconsolidated joint ventures in excess of income	29,615	43,039	33,869
Proceeds from (investment in) notes receivable	7,984	(8,250)	24,271
Change in other assets, net	3,250	(3,805)	(2,888)
Change in restricted cash	(1,520)	2,473	(845)

Net cash (used in) provided by investing activities	(215,251)	368,668	184,484

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of credit facility	(625,349)	(435,150)	(265,448)
Borrowings from credit facility	783,384	435,150	106,291
Payment of loan issuance costs	(437)	(2,628)	(311)
Repayment of other notes payable	(24,273)	(195,695)	(35,372)
Proceeds from other notes payable	28,920	—	307
Common stock issued, net of expenses	7,547	9,120	9,850
Common dividends paid	(74,649)	(429,362)	(172,238)
Purchase of treasury stock	—	—	(5,538)
Preferred stock issued, net of issuance costs	—	96,471	96,264
Preferred dividends paid	(14,604)	(7,750)	(2,389)
Distributions to minority partners	(2,518)	(18,919)	(9,749)

Net cash provided by (used in) financing activities	78,021	(548,763)	(278,333)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(80,154)	76,429	6,406
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	89,490	13,061	6,655

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$9,336	$89,490	$13,061

See notes to consolidated financial statements.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SIGNIFICANT ACCOUNTING POLICIES

Consolidation and Presentation:
      The Consolidated Financial Statements include the accounts of Cousins Properties Incorporated (“Cousins”), its consolidated partnerships and its wholly-owned subsidiaries and Cousins Real Estate Corporation (“CREC”) and its subsidiaries. All of the entities included in the Consolidated Financial Statements are hereinafter referred to collectively as the “Company.”
      In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” which was revised in December 2003 (collectively known as “FIN 46”). This interpretation addresses consolidation by business enterprises of variable interest entities (“VIEs”). The Company adopted FIN 46 in 2003 for all entities created after January 31, 2003. The Company adopted FIN 46 in the first quarter of 2004 for all entities formed prior to January 31, 2003. The Company concluded in 2004 that it had two VIEs in which it was the primary beneficiary: Cousins/ Daniel, L.L.C., whose purpose is to own two operating office buildings, which have a net carrying value of approximately $27.3 million and debt of approximately $22.7 million; and 50 Biscayne Venture, LLC, whose purpose is to own an investment in a joint venture which is constructing a condominium project in Miami, Florida. The Company’s net investment in 50 Biscayne Venture, LLC is approximately $16.6 million at December 31, 2005. These entities are consolidated with the Company. The Company also concluded in 2004 there were two VIEs in which the Company is not the primary beneficiary: Deerfield Towne Center, an entity which owned a retail project that was sold in 2005; and Charlotte Gateway Village, LLC (“Gateway”), which owns and operates an office building complex in Charlotte, North Carolina. The Company’s investment in Gateway was $10.5 million at December 31, 2005, which is its maximum exposure. See Note 4 for further discussion of Gateway.
      For entities that are not considered VIEs, the Company uses Statement of Financial Accounting Standards (“SFAS”) No. 94, “Consolidation of All Majority-Owned Subsidiaries,” and Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to determine the appropriate consolidation and presentation. A description of the Company’s investments accounted for under the equity method is included in Note 4.
      In June 2005, the FASB ratified the consensus in EITF Issue No. 04-5, “Determining Whether a General Partner, or the General Partner as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-5”), which provides guidance in determining whether a general partner controls and therefore should consolidate a limited partnership. EITF 04-5 states that the general partner in a limited partnership is presumed to control that limited partnership. The presumption may be overcome if the limited partners have either (1) the substantive ability to dissolve the limited partnership or otherwise remove the general partner without cause or (2) substantive participating rights, which provide the limited partners with the ability to effectively participate in significant decisions that would be expected to be made in the ordinary course of the limited partnership’s business and thereby preclude the general partner from exercising unilateral control over the partnership. EITF 04-5 was effective June 30, 2005 for new or modified limited partnership arrangements and effective January 1, 2006 for existing partnership arrangements. The Company does not expect the effect of adoption of EITF 04-5 to have a material effect on its financial condition or results of operations and does not anticipate any existing investments to be consolidated.
      The Company recognizes Minority Interest on its Consolidated Balance Sheet for non-wholly-owned entities that the Company consolidates. The minority partners’ share of current operations is reflected in Minority Interest in Income of Consolidated Subsidiaries on the Consolidated Statements of Income.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income Taxes:
      The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”). To qualify as a REIT, the Company must distribute annually at least 90% of its adjusted taxable income, as defined in the Code, to its shareholders and satisfy certain other organizational and operating requirements. It is management’s current intention to adhere to these requirements and maintain the Company’s REIT status. As a REIT, the Company generally will not be subject to federal income tax at the corporate level on the taxable income it distributes to its shareholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years. The Company may be subject to certain state and local taxes on its income and property, and to federal income taxes on its undistributed taxable income.
      CREC, a taxable REIT subsidiary of the Company, uses the liability method of accounting for income taxes. Deferred income tax assets and liabilities result from temporary differences. Temporary differences are differences between the tax bases of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future periods.

Depreciation and Amortization:
      Real estate assets are stated at depreciated cost. Buildings are depreciated over their estimated useful lives, which approximates 15-40 years depending upon whether the building was developed or acquired and the condition of the building upon acquisition. See the long-lived assets and cost capitalization section for a further discussion of depreciation related to properties acquired after June 2001. Furniture, fixtures and equipment are depreciated over their estimated useful lives of three to five years. Tenant improvements, leasing costs and leasehold improvements are amortized over the term of the applicable leases or the estimated useful life of the assets, whichever is shorter. Deferred expenses are amortized over the period of estimated benefit. The straight-line method is used for all depreciation and amortization.

Long-Lived Assets:
      Long-lived assets include property, goodwill and other assets which are held and used by an entity. The Company evaluates the carrying value of its long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” The carrying value of long-lived assets, other than goodwill, is reviewed by management for the existence of any other than temporary indicators of impairment. The Company recognizes impairment losses, if any, on held for use assets when the expected undiscounted future operating cash flows derived from such assets are less than their carrying value. In such cases, the carrying value of the long-lived asset is reduced to its fair value. Additionally, the Company recognizes impairment losses if the fair value of a property held for sale, as defined in SFAS No. 144, net of selling costs, is less than its carrying value. The Company ceases depreciation of a property when it is categorized as held for sale. The Company has recorded no such impairment losses within its consolidated entities during any of the periods presented. The accounting for long-lived assets is the same at the Company’s unconsolidated joint ventures, one of which recorded impairment losses in 2004 and 2003 on held for sale properties (see Note 4). No impairment losses were recorded by the Company’s unconsolidated joint ventures in 2005.
      The Company evaluates the carrying value of its investments in unconsolidated joint ventures in accordance with APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” The Company utilizes a discounted cash flow analysis and evaluates the results of that calculation to determine if an other-than-temporary impairment exists. The Company concluded that it did not have an impairment in any of its investments in joint ventures in 2005, 2004 or 2003.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company evaluates the carrying value of its goodwill in accordance with SFAS No. 142. No amortization is recognized for goodwill or other intangible assets that have indefinite useful lives, and these assets are tested annually for impairment. For all periods presented, the annual tests for impairment of goodwill and other intangibles did not result in any impairment. All of the Company’s goodwill relates to the Office/ Multi-Family Division. Approximately $235,000 and $7,805,000 of goodwill was charged to expense as a reduction of gain on sale of investment property or income from unconsolidated joint ventures in 2005 and 2004, respectively, related to office asset dispositions (see Note 8). The Company acquired The Gellerstedt Group on June 30, 2005 and assumed several contracts for real estate services (see Note 4 — 905 Juniper Venture, LLC for further discussion). This acquisition generated goodwill of approximately $428,000 and a specifically identifiable intangible asset of approximately $153,000, which is being amortized over the weighted average contract life of 18 months.

Acquisition of Operating Properties:
      The Company allocates the purchase price of properties acquired to land, building, tenant improvements and identifiable intangible assets in accordance with SFAS No. 141, “Accounting for Business Combinations.” Intangible assets can consist of above or below market leases, customer relationships or the value of in-place leases. Assets acquired, other than intangibles, are depreciated using the methodology detailed in the Depreciation and Amortization section of this Note. Above or below market leases are amortized into rental revenues over the individual remaining lease terms. The value associated with in-place leases is amortized over the term of the related lease. The Company had no significant operating property acquisitions in 2005 or 2004.

Cost Capitalization:
      Costs related to planning, developing, leasing and constructing a property are capitalized and classified with Properties in the Consolidated Balance Sheets. Costs for development personnel who work directly on the project under construction are capitalized during the construction period. An estimate of time is obtained directly from such personnel and their actual salaries plus an estimate of payroll-related benefits are applied to the project under construction. Interest is capitalized to qualifying assets under development in accordance with SFAS No. 34 and SFAS No. 67. The Company capitalizes interest on average accumulated expenditures outstanding on qualifying projects based first on interest incurred on specific project debt, if any, and next using the weighted average interest rate for non-project specific debt. The amount of interest capitalized does not exceed the actual interest incurred by the Company during any period presented. Interest is also capitalized during the period of construction to investments accounted for under the equity method when the investee has property under development with a carrying value in excess of the investee’s borrowings. To the extent that there is debt at the venture level during the construction period, the venture capitalizes interest using the specifics of that debt.
      Interest, real estate taxes and operating expenses of properties are also capitalized based on the percentage of the project available for occupancy from the date a project receives its certificate of occupancy, to the earlier of the date which the project achieves 95% economic occupancy or one year thereafter.
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

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Discontinued Operations:
      In accordance with SFAS No. 144, the Company records gains and losses from the disposition of certain real estate assets and the related historical operating results in a separate section, Discontinued Operations, in the Consolidated Statements of Income for all periods presented. Since January 1, 2005, the results of operations of sold properties for which the Company has continuing involvement is evaluated utilizing EITF 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations.” Prior to that time, the Company considered the continuation of property management services as a significant level of continuing involvement to prevent discontinued treatment.
      SFAS No. 144 also requires that assets and liabilities of held for sale properties are separately categorized on the Consolidated Balance Sheet in the period that they are deemed to be held for sale. The Company had no held for sale properties at December 31, 2005 or 2004.

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

Rental Property Revenues:
      In accordance with SFAS No. 13, “Accounting for Leases,” income on leases which include scheduled increases in rental rates over the lease term (other than scheduled increases based on the Consumer Price Index) and/or periods of free rent is recognized on a straight-line basis. Above or below market leases are also amortized over the term of the lease into rental property revenues, as previously mentioned. The Company recognizes revenues for recoveries from tenants of operating expenses the Company paid on the tenant’s behalf. These operating expenses include items such as real estate taxes, insurance and other property operating costs. During 2005, 2004 and 2003, the Company recognized $14.7 million, $12.6 million and $12.4 million, respectively, in revenues for recoveries from tenants.
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

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Residential Lot Sales:
      Sales and related cost of sales of developed lots to homebuilders is recognized in accordance with the full accrual method as outlined in SFAS No. 66. If a substantial continuing obligation exists related to the sale or any other criteria for the full accrual method is not met, the Company would use the percentage of completion method to recognize revenues on lot sales.

Multi-Family Residential Sales:
      Sales and related cost of sales of multi-family residential units are recognized using SFAS No. 66. Individual unit sales that meet the criteria in paragraph 37 of SFAS No. 66 are accounted for under the percentage of completion method. The Company recognizes profits on multi-family residential unit sales under the percentage of completion method when, among other factors, (1) construction is beyond a preliminary stage, which usually coincides with completion of the building’s foundation and (2) buyers make sufficient non-refundable deposits under their contracts (5% of the sales price for primary residences and 10% of the sales price for secondary residences is generally considered sufficient). Sales and related cost of sales for all other unit sales are recognized as deposits until all criteria for sales recognition under SFAS No. 66 are met.

Stock-Based Compensation:
      The Company has several types of stock-based compensation plans which are described in Note 6. The Company has elected to account for its plans under Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees,” which requires the recording of compensation expense for some, but not all, stock-based compensation, rather than the alternative accounting permitted by SFAS No. 123, “Accounting for Stock-Based Compensation.” No stock-based employee compensation cost was reflected in net income for stock options granted under the plans, as all stock options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Compensation expense was reflected in net income for stock-based compensation other than stock options.
      For purposes of the pro forma disclosures required by SFAS No. 123 and SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” the Company has computed the value of all stock options granted during 2005, 2004 and 2003 using the Black-Scholes option pricing model with the following assumptions and results:

	2005	2004	2003

Assumptions
Risk-free interest rate	4.53%	4.06%	4.10%
Assumed dividend yield	5.16%	4.69%	5.49%
Assumed lives of option awards	6.74 years	8.00 years	8.00 years
Assumed volatility	0.203	0.195	0.187
Results
Weighted average fair value of options granted	$3.68	$4.09	$2.87

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      If the Company had accounted for its stock-based compensation awards in 2005, 2004 and 2003 in accordance with SFAS No. 123, pro forma results would have been as follows ($ in thousands, except per share amounts):

	2005	2004	2003

Net income available to common stockholders, as reported	$34,491	$399,742	$238,803
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	2,496	1,609	573
Deduct: Stock-based employee compensation expense determined under fair-value-based method, net of related tax effects	(4,907)	(4,006)	(2,825)

Pro forma net income available to common stockholders	$32,080	$397,345	$236,551

Net income per common share:
Basic — as reported	$0.69	$8.16	$4.94

Basic — pro forma	$0.64	$8.11	$4.90

Diluted — as reported	$0.67	$7.84	$4.83

Diluted — pro forma	$0.62	$7.82	$4.79

      In December 2004, the FASB issued Statement No. 123 (revised 2004) (“SFAS 123(R)”) entitled, “Share-Based Payment.” This standard requires the recognition of compensation expense for the grant-date fair value of all share-based awards granted after the date the standard is adopted, and for the fair value of the unvested portion of awards issued prior to the date the standard is adopted. In April 2005, the SEC amended the implementation dates of SFAS 123(R) and, as a result, the Company will adopt SFAS 123(R) in the fiscal quarter beginning January 1, 2006. The Company will use the modified prospective method for adopting SFAS 123(R) and anticipates that the related incremental compensation expense during fiscal 2006 for existing unvested stock options, before the capitalization of a portion of such amounts to projects under construction and before any applicable income tax provision, is expected to be approximately $3.0 million. The Company does not anticipate that compensation expense for stock-based compensation previously expensed under APB No. 25 will materially change under SFAS 123(R).

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

	2005	2004	2003

Weighted average shares	49,989	49,005	48,313
Dilutive potential common shares	1,758	2,011	1,102

Diluted weighted average shares	51,747	51,016	49,415

Anti-dilutive options not included	871	918	1,364

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash and Cash Equivalents and Restricted Cash:
      Cash and cash equivalents include cash and highly liquid money market instruments. Highly liquid money market instruments include securities and repurchase agreements with original maturities of three months or less, money market mutual funds and United States Treasury Bills with maturities of 30 days or less. Restricted cash primarily represents amounts restricted under debt agreements for future capital expenditures or amounts restricted under purchase agreements to be expended only for prescribed use.

Use of Estimates:
      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements and notes. Actual results could differ from those estimates.

Reclassifications:
      Certain 2004 and 2003 amounts have been reclassified to conform with the 2005 presentation. The most significant of which were: 1) the reclassification of Deferred Gain on the Consolidated Balance Sheets from the mezzanine section between Liabilities and Stockholders’ Investment to Liabilities; and 2) the reclassification of Minority Interest in Income of Unconsolidated Subsidiaries on the Consolidated Income Statements from the costs and expenses section to below the first subtotal of Income from Continuing Operations.

2.	NOTES AND OTHER RECEIVABLES
      At December 31, 2005 and 2004, notes and other receivables included the following ($ in thousands):

	2005	2004

Notes receivable	$2,831	$10,301
Cumulative rental revenue recognized on a straight-line basis in excess of revenue accrued in accordance with lease terms (see Note 1)	9,080	4,092
Other receivables, net of allowance for doubtful accounts of $781 in 2005 and $2,099 in 2004 (see Note 1)	28,103	10,564

Total Notes and Other Receivables	$40,014	$24,957

      Fair Value — At December 31, 2005 and 2004, the estimated fair value of the Company’s notes receivable was $2.7 million and $11.0 million, respectively, calculated by discounting future cash flows from the notes receivable at estimated rates at which similar loans would have been made at December 31, 2005 and 2004.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	NOTES PAYABLE, COMMITMENTS AND CONTINGENT LIABILITIES
      The following table summarizes the terms of notes payable outstanding at December 31, 2005 and 2004 ($ in thousands):

		Term/Amortization	Final	Balance at December 31,
Description	Rate	Period (Years)	Maturity	2005	2004

Credit Facility (a maximum of $325,000 at 12/31/05), unsecured	Floating based on LIBOR	3/N/A	9/14/07	$158,035	$—
Note secured by Company’s interest in CSC Associates, L.P.	6.958%	10/20	3/1/12	141,125	143,743
The Avenue East Cobb mortgage note	8.39%	10/30	8/1/10	37,058	37,491
333/555 North Point Center East mortgage note	7.00%	10/25	11/1/11	30,232	30,849
Meridian Mark Plaza mortgage note	8.27%	10/28	9/1/10	23,975	24,318
100/200 North Point Center East mortgage note (interest only through 2006)	7.86%	10/25	8/1/07	22,365	22,365
The Points at Waterview mortgage note	5.66%	10/25	1/1/16	18,500	—
600 University Park mortgage note	7.38%	10/30	8/10/11	13,350	13,519
905 Juniper construction loan (a maximum of $20,500)	LIBOR+2.0%	3/N/A	12/1/07	11,252	—
Lakeshore Park Plaza mortgage note	6.78%	10/30	11/1/08	9,359	9,619
King Mill Project I member loan (a maximum of $2,544)	9.00%	3/N/A	8/30/08	1,715	—
Note payable, unsecured (formerly Perimeter Expo mortgage note)	8.00%	10/30	8/15/05	—	19,125
Other miscellaneous notes	Various	Various	Various	550	1,257

				$467,516	$302,286

      Note secured by Company’s interest in CSC Associates, L.P. (“CSC” — see Note 4 for a description of CSC) represents a $150 million non-recourse note payable with an interest rate of 6.958% and a maturity of March 1, 2012 (the “CSC Note”). The CSC Note is secured by the Company’s interest in CSC Associates, L.P., the entity that owns the Bank of America Plaza building. CSC funded the CSC Note with proceeds from a non-recourse mortgage note payable to a third party secured by CSC’s interest in the Bank of America Plaza building and related leases and agreements under the same payment terms as CSC’s loan to the Company. The Company paid all costs of issuing both loans. Because CSC loaned the proceeds of the CSC Note to the Company, the CSC Note and its related interest expense and maturities are disclosed as obligations of the Company and are not included in the unconsolidated joint venture balances disclosed in Note 4. (The related note receivable and interest income are also not included in Note 4).
      The Company has an unsecured revolving credit facility with Bank of America and several other banks, of $325 million (which can be increased to $400 million under certain circumstances) with a maturity date of September 14, 2007. As of December 31, 2005, the Company had the ability to draw an additional $140.2 million (after taking into account the Company’s current outstanding balance and letters of credit outstanding- including those related to joint ventures in which the Company is a partner) under this unsecured

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
revolving credit facility. The unsecured revolving credit facility includes covenants customary in facilities of this type, including a requirement that the Company’s debt to total assets will not exceed 60%, a requirement that the Company’s common and preferred dividends will not exceed 95% of Funds From Operations, as defined, or 110% of REIT taxable income (including capital gains), and a requirement that the fixed charge coverage ratio, as defined, should not be less than 1.5 to 1. The credit facility bears interest at a rate equal to the London Interbank Offering Rate (“LIBOR”) plus a spread which is based on the Company’s ratio of total debt to total assets, as defined by the credit facility, according to the following table. At December 31, 2005, the spread over LIBOR was 0.90%:

Applicable
Leverage Ratio	Spread

≤to 35%	0.90%
>35% but≤ 45%	1.00%
>45% but≤ 50%	1.10%
>50% but≤ 55%	1.35%
>55%	1.50%
      In March 2006, the Company recast its unsecured revolving credit facility (“Revolver”), increasing the size by $75 million to $400 million and extending the maturity date to March 2010, with an additional one year extension. The Revolver can be expanded to $500 million under certain circumstances, although the availability of the additional capacity is not guaranteed. The Revolver provides for additional flexibility in some of the financial covenants. Additionally, the Revolver imposes restrictions on the level of common and preferred dividends only if the Company’s leverage ratio, as defined by the Revolver, is greater than 55%. Generally interest is calculated under the Revolver based on the then current LIBOR interest rate plus an additional spread based on the ratio of total debt to total assets, as defined by the Revolver. The pricing spread under the new Revolver is as follows:

Applicable
Leverage Ratio	Spread

≤to 35%	0.80%
>35% but≤ 45%	0.90%
>45% but≤ 50%	1.00%
>50% but≤ 55%	1.15%
>55%	1.30%
      In March 2006 and simultaneous with the recast of the Revolver, the Company entered into an unsecured $100 million construction facility. While this facility is unsecured, advances under the facility are to be used to fund the construction costs of the Terminus 100 project. This facility has the same maturity date and key provisions as the Revolver.
      In June 2005, the Company began consolidating 905 Juniper Venture, LLC (see Note 4). 905 Juniper Venture, LLC has a construction loan which allows up to $20.5 million to be drawn related to the construction of the multi-family residential project, 905 Juniper. The loan has a rate of LIBOR plus 2.0% and matures on December 1, 2007. The Company guarantees 72% of this loan, even though it reflects 100% of the balance on its 2005 Consolidated Balance Sheet. The remaining 28% of this loan is guaranteed effectively by an employee of the Company. The unsecured note payable (formerly the Perimeter Expo mortgage note payable) was paid in full at maturity in August 2005. Also in August 2005, a venture which the Company consolidates obtained a loan from the 25% partner for construction of the first building at the King Mill industrial project. This loan has a maximum of $2.5 million, an interest rate of 9.0% and a maturity of August 30, 2008. In December 2005, the Company completed the $18.5 million financing of The Points at Waterview. This non-recourse mortgage note payable has an interest rate of 5.66% and a maturity of January 1, 2016.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The aggregate maturities of the indebtedness of the Company at December 31, 2005 detailed above are as follows ($ in thousands):

2006	$5,541
2007	197,179
2008	16,091
2009	6,035
2010	62,462
Thereafter	180,208

$467,516

      At December 31, 2005, the Company had outstanding letters of credit totaling approximately $17.5 million and performance bonds totaling approximately $15.9 million. The majority of the Company’s debt is fixed-rate long-term mortgage notes payable, most of which is non-recourse to the Company. The 333/555 North Point Center East note payable, the credit facility and the Company’s guaranteed share of the 905 Juniper construction loan are recourse to the Company, which in total equals approximately $196.4 million at December 31, 2005. Assets with carrying values of $261.4 million were pledged as security on the non-recourse debt of the Company. As of December 31, 2005, the weighted average maturity of the Company’s debt was 4.1 years.
      For each of the years ended December 31, 2005, 2004 and 2003, interest was recorded as follows ($ in thousands):

	Expensed	Capitalized	Total

2005
Continuing Operations	$9,094	$16,916	$26,010
Discontinued Operations	—	277	277

	$9,094	$17,193	$26,287

2004
Continuing Operations	$14,623	$13,987	$28,610
Discontinued Operations	6,475	41	6,516

	$21,098	$14,028	$35,126

2003
Continuing Operations	$22,576	$9,684	$32,260
Discontinued Operations	9,459	—	9,459

	$32,035	$9,684	$41,719

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company has future lease commitments under ground leases and operating leases for office space aggregating approximately $49.6 million over weighted average remaining terms of 66 and 1.4 years, respectively. Amounts expensed for lease commitments was approximately $2.2 million, $1.6 million and $1.8 million, net of amounts capitalized, in 2005, 2004 and 2003, respectively. Amounts due under these lease commitments are as follows:

2006	$1,955
2007	950
2008	565
2009	335
2010	335
Thereafter	45,473

$49,613

      As of December 31, 2005, outstanding commitments for the construction and design of real estate projects, including an estimate for unfunded tenant improvements at operating properties, totaled approximately $307.4 million. At December 31, 2005 and 2004, the estimated fair value of the Company’s notes payable was approximately $487.2 million and $324.6 million, respectively, calculated by discounting future cash flows at estimated rates at which similar loans would have been obtained at December 31, 2005 and 2004.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	INVESTMENT IN UNCONSOLIDATED JOINT VENTURES
      The following information summarizes financial data and principal activities of unconsolidated joint ventures in which the Company had ownership interests. During the development or construction of an asset, the Company and its partners may be committed to provide funds pursuant to a development plan. However, in general, the Company does not have any obligation to fund the working capital needs of its unconsolidated joint ventures. The partners may elect in their discretion to fund cash needs if the venture required additional funds to effect re-leasing or had other specific needs. Additionally, at December 31, 2005, the Company generally does not guarantee the outstanding debt of any of its unconsolidated joint ventures, except for customary “non-recourse carve-out” guarantees of certain mortgage notes, a note held by a joint venture in which Temco Associates is a partner, and a completion guarantee for an entity in which CL Realty is a partner. The information included in the following table entitled Summary of Financial Position is as of December 31, 2005 and 2004. The information included in the Summary of Operations table is for the years ended December 31, 2005, 2004 and 2003. All dollars are in thousands:

	Total Assets		Total Debt		Total Equity		Company’s Investment

	2005	2004	2005	2004	2005	2004	2005	2004

SUMMARY OF FINANCIAL POSITION:
Charlotte Gateway Village, LLC	$184,469	$190,757	$154,775	$164,270	$29,072	$25,814	$10,536	$10,588
CSC Associates, L.P.	152,776	163,798	—	—	145,883	153,712	74,701	78,696
285 Venture, LLC	137	45,240	—	—	52	41,526	26	22,592
Crawford Long — CPI, LLC	45,630	48,023	53,201	53,952	(10,710)	(7,076)	(3,077)	(2,145)
Ten Peachtree Place Associates	29,213	31,194	29,300	29,728	1,832	554	(1,734)	(1,287)
Wildwood Associates	22,242	26,188	—	—	21,917	23,620	(1,291)	(440)
CPI/ FSP I, L.P.	3,236	3,609	—	—	3,236	3,237	1,644	1,640
Cousins LORET Venture, L.L.C	—	727	—	—	101	561	(3)	286
CC-JM II Associates	4	518	—	—	4	78	(7)	39
CP Venture LLC entities	138,832	142,853	24,187	24,993	112,792	115,998	7,271	7,638
Brad Cous Golf Venture, Ltd.	9,916	10,621	—	—	9,880	10,537	5,264	5,430
CL Realty, L.L.C	108,611	69,857	45,174	1,298	105,828	66,366	59,444	36,640
Temco Associates	68,178	54,876	4,631	7,305	61,163	42,414	35,150	21,962
Pine Mountain Builders, LLC	8,386	7,443	1,628	1,995	1,126	545	767	522
Handy Road Associates, LLC	5,335	5,403	3,017	3,176	2,282	2,227	2,371	2,205
905 Juniper Venture, LLC	—	5,480	—	160	—	5,220	—	4,913
TRG Columbus Development Venture, Ltd.	60,921	—	29,086	—	28,207	—	16,628	—
Other	—	—	—	—	—	—	9,542	9,954

	$837,886	$806,587	$344,999	$286,877	$512,665	$485,333	$217,232	$199,233

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

							Company’s Share of
	Total Revenues			Net Income (Loss)			Net Income (Loss)

	2005	2004	2003	2005	2004	2003	2005	2004	2003

SUMMARY OF OPERATIONS:
Charlotte Gateway Village, LLC	$30,586	$30,153	$29,903	$4,468	$3,898	$3,473	$1,158	$1,176	$1,176
CSC Associates, L.P.	42,027	42,603	43,697	22,071	23,122	23,960	10,963	11,486	11,905
285 Venture, LLC	2,813	9,715	9,660	2,978	3,166	(1,339)	1,407	1,414	(845)
Crawford Long — CPI, LLC	9,798	8,781	7,882	936	292	858	419	95	376
Ten Peachtree Place Associates	6,950	6,635	5,464	736	786	1,063	378	399	531
Wildwood Associates	102	39,808	54,121	(202)	204,838	10,196	(101)	101,066	4,820
CPI/ FSP I, L.P.	—	6,578	9,107	—	30,776	4,910	3	14,127	2,368
Cousins LORET Venture, L.L.C	—	12,292	20,499	(118)	90,268	(306)	(59)	45,514	(153)
CC-JM II Associates	(38)	4,339	5,197	(23)	39,315	1,236	330	18,476	628
CP Venture LLC entities	22,907	23,115	22,756	9,154	8,960	(193)	1,053	1,010	(22)
Brad Cous Golf Venture, Ltd.	1,332	1,273	1,256	272	127	181	135	64	90
CL Realty, L.L.C	45,836	24,760	7,962	13,354	6,030	1,316	8,902	3,238	606
Temco Associates	30,063	32,095	18,271	8,801	11,107	7,065	3,931	5,106	3,139
Pine Mountain Builders, LLC	15,541	9,642	—	1,782	982	—	725	398	—
Handy Road Associates, LLC	122	—	—	(240)	—	—	—	—	—
905 Juniper Venture, LLC	2,897	—	—	714	—	—	514	—	—
TRG Columbus Development Venture, Ltd.	59,253	—	—	16,019	—	—	6,668	—	—
Other	—	—	—	—	—	—	4,529	924	—

	$270,189	$251,789	$235,775	$80,702	$423,667	$52,420	$40,955	$204,493	$24,619

      Charlotte Gateway Village, LLC (“Gateway”) — On December 14, 1998, the Company and a wholly-owned subsidiary of Bank of America Corporation formed Gateway for the purpose of developing and owning Gateway Village, a 1.1 million rentable square foot office building complex in downtown Charlotte, North Carolina. The project is 100% leased to Bank of America Corporation with a term of 15 years. Gateway’s net income or loss and cash distributions are allocated to the members as follows: first to the Company so that it receives a cumulative compounded return equal to 11.46% on its capital contributions, second to a wholly-owned subsidiary of Bank of America Corporation until it has received an amount equal to the aggregate amount distributed to the Company and then 50% to each member. Gateway has a mortgage note payable with an original principal of $190 million, a maturity of December 1, 2016 and an interest rate of 6.41%.
      CSC Associates, L.P. (“CSC”) — CSC was formed in 1989 between the Company and a wholly-owned subsidiary of Bank of America Corporation, each as 50% partners. CSC owns the 1.3 million rentable square foot Bank of America Plaza in midtown Atlanta, Georgia.
      CSC’s net income or loss and cash distributions are allocated to the partners based on their percentage interests. See Note 3 for a discussion of the presentation of certain CSC assets, liabilities, revenues and expenses.
      285 Venture, LLC — In March 1999, the Company and a commingled trust fund advised by J.P. Morgan Investment Management Inc. (the “J.P. Morgan Fund”) formed 285 Venture, LLC, each as 50% partners, for the purpose of developing and owning 1155 Perimeter Center West, a 365,000 rentable square foot office building complex in Atlanta, Georgia. Income allocations and cash distributions are made to the partners based on their percentage interests. The J.P. Morgan Fund contributed the approximately six acres of land upon which 1155 Perimeter Center West was developed. The land had an agreed-upon value of approximately $5.4 million, which the Company matched with a cash contribution. In July 2005, 285 Venture, LLC sold 1155 Perimeter Center West to an unrelated third party for $49,294,000. 285 Venture, LLC recognized a gain of approximately $7.2 million on the transaction, and the majority of equity at the venture was distributed to the partners.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Crawford Long — CPI, LLC — In October 1999, the Company formed Crawford Long — CPI, LLC with Emory University, each as 50% partners, for the purpose of developing and owning the Emory Crawford Long Medical Office Tower, a 358,000 rentable square foot medical office building located in midtown Atlanta, Georgia, which became operational for financial reporting purposes in 2002. Income allocations and cash distributions are made to the partners based on their percentage interests. Crawford Long — CPI, LLC, has a mortgage note payable with an original principal of $55 million, a maturity of June 1, 2013 and an interest rate of 5.9%.
      Ten Peachtree Place Associates (“TPPA”) — TPPA is a limited liability company between the Company and a wholly-owned subsidiary of The Coca-Cola Company (“Coca-Cola”), with each member holding a 50% interest. The venture owns Ten Peachtree Place, a 259,000 rentable square foot office building located in midtown Atlanta, Georgia. Additionally, the venture owns an adjacent pad currently used for parking upon which an office building or an apartment, townhouse or condominium complex could be developed. TPPA has a mortgage note payable for an original principal of $30 million with a maturity of April 1, 2015 and an interest rate of 5.39%.
      The TPPA partnership agreement generally provided that each partner was entitled to receive 50% of cash flows from operating activities, net of note principal amortization, through November 30, 2001, the expiration date of the Coca-Cola lease. After the Coca-Cola lease expired, in accordance with the partnership agreement, on a 50% basis, each partner contributed capital contributions needed for tenant improvements and leasing commissions related to the re-leasing of the building, as well as to fund any operating deficits. The cash flows from operating activities, net of note principal amortization, are being used first to repay these capital contributions plus 8% interest to each partner on a 50% basis. Cash flows are being allocated on a 50% basis until July 1, 2011. After July 1, 2011, the Company and its partner are entitled to receive 15% and 85% of the cash flows (including any sales proceeds), respectively, until the two partners have received a combined distribution of $15.3 million. Thereafter, each partner is entitled to receive 50% of cash flows.
      Wildwood Associates — Wildwood Associates was formed in 1985 between the Company and IBM, each as 50% partners. Wildwood Office Park (“Wildwood”) is an office park in Atlanta, Georgia containing approximately 285 acres. Wildwood Associates owns or has rights to own approximately 33 acres of undeveloped land in Wildwood, of which an estimated 16 acres are committed to be contributed to Wildwood Associates by the Company. The Company also directly owns approximately 28 acres in the park. The estimated 16 acres of land which are committed to be contributed to Wildwood Associates by the Company are included in Wildwood Associates’ financial statements under the caption “Land Committed to be Contributed” and are not included in “Land Held for Investment or Future Development” in the Company’s financial statements. All costs associated with the land are borne by Wildwood Associates. In addition to undeveloped land as described above, Wildwood Associates owned six office buildings consisting of approximately 2,155,000 square feet and approximately 15 acres of stand-alone retail sites ground leased to various users. Wildwood Associates sold these office buildings and retail sites in 2004 for $420 million to unrelated third parties, and recognized gains of approximately $200.8 million on the transactions (see Note 8). The Company and IBM each leased office space from buildings owned by Wildwood Associates during 2004 at rates comparable to those charged to third parties.
      Through December 31, 2005, IBM had contributed $46.6 million in cash plus properties having an agreed upon value of $16.3 million for its one-half interest in Wildwood Associates. The Company had contributed $84,000 in cash plus properties having an agreed-upon value of $54.5 million for its one-half interest in the partnership and is obligated to contribute the aforesaid estimated 16 acres of additional land with an agreed-upon value of $8.3 million. The Company’s investment in Wildwood Associates was a negative $1.3 million at December 31, 2005. This negative balance has resulted from the fact that cumulative distributions from Wildwood Associates have exceeded the GAAP basis of its contributions. The Company’s contributions were recorded at historical cost of the properties at the time they were contributed to Wildwood Associates. The

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Company’s capital account as recorded on Wildwood Associates’ accounts was a positive balance of $11.0 million at December 31, 2005, as opposed to the negative investment on the Company’s books primarily because the contributions of property by the Company were based upon the agreed-upon values at the time the partnership was formed. In accordance with SOP 78-9, “Accounting for Investments in Real Estate Ventures,” this basis differential is being reduced as the underlying land contributed is sold by the venture. As a result of the 2004 sale by Wildwood Associates of all its office buildings and retail sites, approximately $29.3 million of this basis differential was recognized and included in Gain on Sale of Investment Properties in the accompanying 2004 Consolidated Statement of Income.
      Generally, the Company does not have any obligation to fund the working capital needs, and there was no debt at Wildwood Associates at December 31, 2005 or 2004.
      CPI/ FSP I, L.P. — In May 2000, CPI/ FSP I, L.P. was formed. A subsidiary of the Company owns a 1% general partnership interest and another subsidiary of the Company owns a 49% limited partnership interest in CPI/ FSP I, L.P. The remaining 50% is owned by a general partner, Fifth Street Properties — Austin, LLC (1%), and a limited partner, Fifth Street Properties — Austin Investor, LLC (49%), which are both owned by CommonWealth Pacific LLC and CalPERS. Income allocations and cash distributions are made to the partners based on their percentage interests. CPI/ FSP I, L.P. developed Austin Research Park — Buildings III and IV, two 174,000 and 184,000 rentable square foot office buildings, respectively, in Austin, Texas. Austin Research Park — Buildings III and IV were sold for $78.7 million to an unrelated third party in September 2004. CPI/ FSP I, L.P. recognized a gain of approximately $27.2 million on the transaction, and the majority of equity at the venture was distributed to the partners. The venture continues to own an adjacent pad of approximately 6 acres for potential future development of an office building.
      Cousins LORET Venture, L.L.C. (“Cousins LORET”) — Effective July 31, 1997, Cousins LORET was formed between the Company and LORET Holdings, L.L.C. (“LORET”), each as 50% members. Income allocations and cash distributions are made to the partners based on their percentage interests. LORET contributed Two Live Oak Center, a 279,000 rentable square foot office building located in Atlanta, Georgia. LORET also contributed an adjacent four-acre site on which The Pinnacle, a 423,000 rentable square foot office building, was developed and completed in November 1998. The Company contributed $25 million of cash to Cousins LORET to match the value of LORET’s agreed-upon equity. The Pinnacle and Two Live Oak Center were sold for $200 million to an unrelated third party in August 2004. LORET recognized a gain of approximately $90.0 million on the transaction, and the majority of equity at the venture was distributed to the partners.
      CC-JM II Associates — This joint venture was formed in 1994 between the Company and an affiliate of CarrAmerica Realty Corporation, each as 50% general partners, to develop and own John Marshall-II, a 224,000 rentable square foot office building in suburban Washington, D.C. Income allocations and cash distributions are allocated to the partners based on their percentage interests. John Marshall-II was sold in October 2004 for $59.3 million to an unrelated third party. CC-JM II Associates recognized a gain of approximately $40.7 million on the transaction, and the majority of equity at the venture was distributed to the partners.
      CP Venture LLC and CP Venture Two LLC — During 1998, the Company and The Prudential Insurance Company of America (“Prudential”) entered into an agreement whereby the Company contributed interests in certain operating properties it owned into a venture and Prudential contributed an equal amount of cash. The venture was structured such that the operating properties were owned by CP Venture Two LLC (“CPV Two”) and the cash was held at CP Venture Three LLC (see Note 5). Partially through its interest in CP Venture LLC and partially through a direct interest, the Company owns an effective interest in CPV Two of 11.5%. The remaining 88.5% interest is held by Prudential. As of December 31, 2005 and 2004, CPV Two owned two office buildings totaling 218,000 rentable square feet and four retail properties totaling 1.0 million

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
rentable square feet. As of December 31, 2005, CPV Two had a mortgage note payable of $24.2 million, with an interest rate of 8.50% and a maturity of June 30, 2006, which is secured by one of the retail properties.
      In December 2003, the Company purchased 100 and 200 North Point Center East from CPV Two. The purchase price was equal to the outstanding balance of the mortgage note payable at the time of sale, which was approximately $22.4 million. CPV Two recognized an impairment loss in 2003 of approximately $8.6 million, which represented the difference between the book value of the asset and the fair value of the property. The fair value of the property approximated the balance of the mortgage note payable. The Company recorded 11.5% of this impairment loss through Income from Unconsolidated Joint Ventures, which totaled approximately $1.0 million.
      In December 2004, CPV Two sold Wachovia Tower to an unrelated third party for approximately $36.0 million. CPV Two recognized an impairment loss of approximately $1.5 million, which represented the difference between the book value of the asset and the sales price. The Company recorded 11.5% of this impairment loss through Income from Unconsolidated Joint Ventures, which totaled approximately $0.2 million.
      Brad Cous Golf Venture, Ltd. (“Brad Cous”) — Effective January 31, 1998, the Company formed Brad Cous with W.C. Bradley Co., each as 50% partners, for the purpose of developing and owning The Shops at World Golf Village, an 80,000 square foot retail center located adjacent to the PGA Hall of Fame in St. Augustine, Florida. Income allocations and cash distributions are made to the partners based on their percentage interests. Subsequent to December 31, 2005, Brad Cous sold World Golf Village for $13.5 million to an unrelated third party, and the majority of equity at the venture was distributed to the partners.
      CL Realty, L.L.C. — In August 2002, CL Realty, L.L.C. was formed between CREC and a subsidiary of Temple-Inland Inc., each as 50% members, for the purpose of developing and investing primarily in single-family residential lot development properties. Income allocations and cash distributions are made to the partners based on their percentage interests. CL Realty, L.L.C. has construction loans at various projects, detailed as follows (dollars in thousands):

		Venture’s
	Total	Ownership	Maturity	Rate End
Description (Interest Rate Base, If not Fixed)	Debt	Percentage	Date	of Year

CL Realty:
Summer Lakes (Prime +3%)	$806	100%	6/30/2006	10.25%
Bar C Ranch	581	100%	3/29/2006	1.58%
Southern Trails (LIBOR +0.25%)	1,422	80%	6/30/2008	4.61%
McKinney Village Park (> of 10% or Prime +2%)	6,905	60%	5/15/2007	10.00%
McKinney Village Park North (Prime +1%)	1,615	60%	1/14/2008	8.25%
Long Meadow Farms (Prime +1%)	7,759	37.5%	6/8/2007	7.75%
Stonebridge (Prime)	4,152	10%	7/20/2007	7.25%
Blue Valley (Prime +1%)	17,334	25%	5/11/2006	8.25%
Blue Valley (> of Prime or 5.5%)	4,600	25%	3/5/2006	7.25%

TOTAL	$45,174

      CL Realty, L.L.C. is developing, either directly or through investments in joint ventures, 17 residential developments, 11 of which are in Texas, three in Georgia and three in Florida. The venture sold 1,302, 972 and 191 lots in 2005, 2004, and 2003, respectively, and 9,943 lots remain to be developed or sold at December 31,

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2005. The venture also has interest in approximately 665 acres of land which it intends to sell as undeveloped tracts or develop.
      Temco Associates, LLC (“Temco”) — Temco was formed in 1991 as a partnership between CREC (50%) and a subsidiary of Temple-Inland Inc. (50%), and, in 2004, was converted to an LLC. Income allocations and cash distributions are made to the partners based on their percentage interests. In December 2005, Temco exercised an option to purchase approximately 7,000 acres in Paulding County, Georgia at $1,243 per acre, and recorded this land, plus approximately 900 additional acres at this site, on its balance sheet for future development or sale. Subsequent to December 31, 2005, the venture sold approximately 855 acres of this land to an unrelated third party for gross proceeds of $18.8 million. The partnership also has an option to acquire interests in a “timber rights only lease” covering approximately 22,000 acres which expires in March 2006, with the underlying lease expiring in 2025. Temco has a construction loan at one of its joint ventures with a balance outstanding of $879,000, a maturity date of February 14, 2007 and an interest rate of 7.50%. Additionally, the golf course at one of Temco’s residential developments has debt of approximately $3.8 million with a maturity in January 2009 and a weighted average interest rate of 7.93%.
      Temco is developing, either directly or through investments in joint ventures, five single-family residential communities in Georgia with 2,341 total projected lots remaining to be developed or sold. During 2005, 2004 and 2003, Temco sold 467, 491 and 356 lots, respectively.
      Pine Mountain Builders, LLC — In 2003, Pine Mountain Builders, LLC (“Pine Mountain Builders”) was formed between a subsidiary of CREC and Fortress Construction Company, each as 50% members, for the purpose of constructing homes at a residential community CREC is developing. Income allocations and cash distributions are made to the partners based on their percentage interests. During 2005 and 2004, Pine Mountain Builders sold 42 and 27 homes, respectively. Pine Mountain Builders has loans related to speculative houses constructed with a balance of approximately $1.6 million, a maturity of December 31, 2006 and an interest rate of Prime.
      Handy Road Associates, LLC — In 2004, Handy Road Associates, LLC was formed between CREC and Handy Road Managers, LLC, each as 50% members, for the purpose of acquiring and owning 1,187 acres of land in suburban Atlanta, Georgia. This land is being held for future development and/or sale. The approximately $3.0 million note payable at the venture is guaranteed by the partners of Handy Road Managers, LLC, has a maturity of November 2, 2007 and an interest rate of three-month LIBOR +3.25%.
      905 Juniper Venture, LLC (“905 Juniper”) — 905 Juniper was formed in 2004 between CREC and GDL Juniper, LLC (“GDL”) for the purpose of developing and selling an estimated 117-unit condominium complex in midtown Atlanta, Georgia. Income and cash distributions are allocated to the partners in a 72% CREC/28% GDL split, after each partner receives a 10% preferred return on their investment. Additionally, 905 Juniper obtained a $20,500,000 construction loan at LIBOR plus 2.0%, of which the Company has guaranteed 72% of the outstanding balance. On June 30, 2005, the Company entered into a business combination with several entities, collectively called “The Gellerstedt Group” (see Note 1). The Gellerstedt Group was an Atlanta-based private real estate owner, advisor and developer, specializing in for-sale multi-family urban residential projects. The Company hired the personnel of The Gellerstedt Group and assumed several of its contracts. The Company is the non-managing member in 905 Juniper, and GDL is the managing member. GDL is an entity controlled by Larry L. Gellerstedt III. When the Company purchased The Gellerstedt Group, it did not purchase Mr. Gellerstedt’s ownership interest in 905 Juniper. Mr. Gellerstedt became an employee and executive officer of the Company upon acquisition of his business. While the operating agreement for 905 Juniper did not change, management concluded that upon Mr. Gellerstedt’s appointment as an executive officer of the Company, the Company could exert indirect control over the management and operations of 905 Juniper by virtue of its employment relationship with him. Therefore, on June 30, 2005, the Company consolidated its investment in 905 Juniper, which was previously accounted for on the equity method, and Mr. Gellerstedt’s interest is recorded as a minority interest. Therefore, results of

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
operations of 905 Juniper in the accompanying table only reflect the period that the Company accounted for the venture on the equity method. Results of operations after consolidation are recorded in the multi-family sales and multi-family costs of sales line items, with the partner’s share of operations recorded as minority interest, in the accompanying Consolidated Statement of Income. See Note 1 for a description of the Company’s policy for recognizing the results of operations for multi-family residential development projects.
      TRG Columbus Development Venture, Ltd. (“TRG”) — In May 2005, 50 Biscayne Ventures, LLC (“Biscayne”), which is 88.25% owned by CREC, formed TRG with The Related Group of Florida (“Related”). Upon formation, Biscayne contributed land and Related contributed certain predevelopment expenditures. Biscayne’s interest in TRG is accounted for by the Company on the equity method. TRG has a construction loan on the project allowing it to borrow up to approximately $132 million, at a rate of LIBOR +1.75% and a maturity of June 9, 2008. Biscayne is the limited partner in the venture and recognizes 40% of the income, after a preferred return to each partner on their equity investment. Biscayne is consolidated with the Company, and the Company records minority interest for Biscayne’s partner, ACP’s, 11.75% interest. TRG is constructing a 529-unit condominium project in Miami, Florida. See Note 1 for a description of the policy of the Company and its joint ventures for recognizing the results of operations for multi-family residential development projects.
      Other — This category consists of several other joint ventures including:

Deerfield Towne Venture, LLC (“Deerfield”) — In 2002, Deerfield was formed between Casto Realty of Southern Ohio LLC, Anderson Deerfield, LLC and the Company to develop and own a shopping center near Cincinnati, Ohio. The Company has a 10% profits interest in Deerfield and made no capital contributions nor has any obligations to fund the entity. Deerfield sold its operating shopping center in 2005.

Cousins-Hines Partnerships — Through C-H Associates, Ltd., the Company holds a 9.8% interest in One Ninety One Peachtree Tower in Atlanta, Georgia, subject to a preference in favor of the majority partner. This 1.2 million rentable square foot office building, which opened in December 1990, was developed by the Company in partnership with the Hines Interests Limited Partnership and the Dutch Institutional Holding Company (“DIHC”). In October 1997, Cornerstone Properties, Inc. purchased DIHC’s interest in the partnership. In June 2000, Equity Office Properties Trust acquired Cornerstone Properties, Inc.

Verde Group, L.L.C. (“Verde”) — CREC invested $10 million, which represented less than 5% of equity at December 31, 2005, in Verde, a real estate development company. The Company recognizes income or loss based on its ownership percentage. Verde issued additional equity subsequent to CREC’s investment at a higher price than CREC’s per unit ownership. As a result, CREC recognized a gain, net of tax, which was recorded in additional paid-in capital. This gain was calculated according to provisions as outlined in Staff Accounting Bulletin No. 51 for newly-formed, start-up or development-stage entities.
      Additional Information — The Company recognized $4,469,000, $8,088,000, and $6,337,000 of development, leasing, and management fees from unconsolidated joint ventures in 2005, 2004 and 2003, respectively. See Note 1, Fee Income, for a discussion of the accounting treatment for fees from unconsolidated joint ventures.

5.	DEFERRED GAIN
      As discussed in Note 4 above, the Company and Prudential entered into an agreement whereby the Company contributed interests in certain operating properties it owned into a venture and Prudential contributed an equal amount of cash. The venture was structured such that the operating properties were owned by CPV Two and the cash was held at CP Venture Three LLC (“CPV Three”). The Company owns an effective interest in CPV Two of 11.5% and an effective interest in CPV Three of 88.5%, with Prudential

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
owning the remaining effective interest of each entity. The Company accounts for its interest in CPV Two under the equity method (see Note 4), and the Company consolidates CPV Three. Under the related agreements, Prudential first receives a priority current return of 9.5% per annum on its share (11.5%) of capital outstanding of CPV Three. Prudential also receives a liquidation preference whereby it is first entitled to, subject to capital account limitations, sufficient proceeds to allow it to achieve an overall 11.5% internal rate of return on its share of outstanding capital of CPV Three. After these preferences to Prudential, the Company has certain preferences, with the residual interests in the development activity being shared according to the interests of the parties. All Prudential priority current returns have been distributed to Prudential during the year.
      At the time of the formation of the ventures, the Company determined that the transaction qualified for accounting purposes as a sale of the properties to the venture pursuant to SFAS No. 66. However, because the legal consideration the Company received from this transaction was a controlling interest in CPV Three as opposed to cash, the Company determined that the gain on the transaction should be deferred. The Company reduces the deferred gain as properties are sold or depreciated by CPV Two and as distributions are made by CPV Three.
      During 2003, CPV Three distributed $75.0 million in cash to the Company as a result of the sale by CPV Three of Mira Mesa MarketCenter, a property developed by CPV Three. As a result, the Company recognized $90.0 million in deferred gain, representing 88.5% of the original deferred gain on the transaction, because the consideration paid to Cousins satisfied minimum investment criteria for full gain recognition under SFAS No. 66. In 2003, CPV Two sold 100 and 200 North Point Center East to the Company (see Note 4). This sale resulted in the recognition of approximately $2.3 million in deferred gain, with $1.0 million recognized in gain on sale of investment properties in the 2003 Consolidated Statement of Income and $1.3 million recorded against the basis of the properties acquired. In 2004, CPV Two sold Wachovia Tower, which resulted in recognition of deferred gain of approximately $2.5 million, which was recognized in gain on sale of investment property in the 2004 Consolidated Statement of Income.

6.	STOCKHOLDERS’ INVESTMENT

Preferred Stock Offerings:
      On December 17, 2004, the Company issued 4,000,000 shares of 7.50% Series B Cumulative Redeemable Preferred Stock (liquidation preference of $25 per share). The net proceeds of $96.5 million from this issuance were used to repay outstanding indebtedness under the Company’s unsecured credit facility and for general corporate purposes. On July 24, 2003, the Company issued 4,000,000 shares of 7.75% Series A Cumulative Redeemable Preferred Stock (liquidation preference of $25 per share). The net proceeds of $96.3 million from this issuance were used to repay outstanding indebtedness under the Company’s unsecured credit facility and for general corporate purposes. Issuance costs for both offerings were recorded as a reduction of Additional Paid-in Capital. The Series B preferred stock may be redeemed on or after December 17, 2009, and the Series A preferred stock may be redeemed on or after July 24, 2008, both at the Company’s option at $25 per share plus all accrued and unpaid dividends through the date of redemption. Dividends on both the Series A and Series B preferred stock are payable quarterly in arrears on February 15, May 15, August 15 and November 15.

1999 Incentive Stock Plan:
      In May 1999, the stockholders of the Company approved the adoption of the 1999 Incentive Stock Plan (the “1999 Plan”), which covered the issuance of 1,343,288 shares of common stock, all of which shares had been available for use under the 1995 Stock Incentive Plan, the Stock Plan for Outside Directors and the Stock Appreciation Right Plan (collectively, the “Predecessor Plans”). Upon adoption of the 1999 Plan, no additional shares of common stock can be issued under the Predecessor Plans. In May 2005 and May 2004,

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the stockholders of the Company approved amendments to the 1999 Plan to increase the number of shares of common stock available under the 1999 Plan by 950,000 and 700,000, respectively. As of December 31, 2005, 489,616 shares were authorized to be awarded pursuant to the 1999 Plan, which allows awards of stock options, stock grants or stock appreciation rights.
      Stock Options — At December 31, 2005, 6,177,073 stock options awarded to key employees and outside directors pursuant to both the 1999 Plan and the Predecessor Plans were outstanding. All stock options have a term of 10 years from the date of grant. Key employee stock options granted prior to December  28, 2000 have a vesting period of five years under both the 1999 Plan and the Predecessor Plans. Options granted on or after December 28, 2000 have a vesting period of four years. Outside director stock options are fully vested on the grant date under the 1999 Plan but had a vesting period of one year under the Predecessor Plans.
      In 2004, the Company or its joint ventures sold properties that generated taxable gains of approximately $401 million. Primarily as a result of these sales (more fully discussed in Note 8), the Company paid a special cash dividend of $7.15 per share, which totaled $356.5 million on November 18, 2004, and represented a portion of the taxable gains on the sales of investment properties to its common stockholders. In 2003, the Company sold properties that generated taxable gains of approximately $107.3 million. Primarily as a result of these sales (more fully discussed in Note 8), the Company paid a special cash dividend of $2.07 per share, which totaled $100.5 million, on September 22, 2003, and represented a portion of the taxable gains on the sales of investment properties to its common stockholders. The Company was recapitalized through these special large dividends which caused the market value per share of the Company’s stock underlying the option to decrease by approximately the amount of the special dividend on the ex-dividend date. Stock options outstanding were correspondingly adjusted to keep the aggregate intrinsic value of the option equal to what it was before the special dividend, in accordance with the guidelines set forth in Paragraph 53 of FASB Interpretation No. 44, “Certain Transactions Involving Stock Compensation (an interpretation of APB No. 25)” by decreasing the option prices per share and increasing the number of options outstanding. No deferred compensation or compensation expense was recorded in 2004 or 2003 as the result of these option adjustments, nor did these adjustments represent new measurement dates or new awards. Options granted in the 2004 and 2003 stock option activity table below include the adjustment of 969,357 and 387,597, respectively, to the stock options for the special dividends.
      The following is a summary of stock option activity under the 1999 Plan and the Predecessor Plans for the years ended December 31, 2005, 2004 and 2003 (in thousands, except per share amounts):

				Weighted Average
	Number of Options			Exercise Price per Option

	2005	2004	2003	2005	2004	2003

1999 Plan and Predecessor Plans
Outstanding, beginning of year	6,174	6,072	5,375	$20.82	$21.99	$22.14
Granted	724	1,894	1,549	$28.52	$31.04	$27.26
Exercised	(668)	(1,734)	(605)	$17.83	$18.77	$18.31
Forfeited	(53)	(58)	(247)	$24.63	$24.29	$24.49

Outstanding, end of year	6,177	6,174	6,072	$22.01	$20.82	$21.99

Options exercisable at end of year	3,819	3,334	3,406	$19.69	$18.47	$20.15

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table provides a breakdown by exercise price range of the number of stock options outstanding and exercisable, weighted average exercise price, and the remaining contractual lives for stock options outstanding at December 31, 2005 (number of shares in thousands):

	Options Outstanding			Options Exercisable

			Weighted
		Weighted	Average		Weighted
		Average	Contractual Life		Average Exercise
Exercise Price Range	Outstanding	Exercise Price	(in Years)	Exercisable	Price

1999 and Predecessor Plans
$9.90 to $15.50	472	$14.51	2.20	472	$14.51
$15.51 to $19.50	2,761	18.18	6.20	2,096	18.18
$19.51 to $24.50	624	21.01	5.20	608	21.04
$24.51 to $31.25	2,320	28.37	8.90	643	27.13

Total	6,177	$22.01	6.80	3,819	$19.69

      Stock Grants — As indicated above, the 1999 Plan provides for stock grants, which may be subject to specified performance and vesting requirements.
      In 2000 and 2001, the Company issued 189,777 shares of performance accelerated restricted stock (“PARS”) to certain key employees, which PARS are entitled to vote and receive dividends. The PARS vest on November 14, 2006, but vesting may be accelerated if certain defined performance measures are met. The shares were recorded in Common Stock and Additional Paid-in Capital, with the offset recorded in Unearned Compensation. Unearned Compensation is amortized into compensation expense from the issuance date through November 14, 2006, which is the current estimate of when the PARS will vest. If a key employee leaves the Company prior to the vesting of the PARS, said employee’s unvested rights in the PARS are forfeited and any compensation expense amortized prior to such forfeiture is reversed in the year of forfeiture. Compensation expense related to the PARS was approximately $655,000 in both 2005 and 2004, and $558,000 in 2003. As of December 31, 2005, 147,810 shares of PARS were outstanding.
      In 2005, 2004 and 2003, the Company issued 58,407, 196,667 and 131,664 shares, respectively, of restricted stock to certain key employees, which restricted stock is entitled to vote and receive dividends. The stock was issued on the grant date and recorded in Common Stock and Additional Paid-in Capital, with the offset recorded in Unearned Compensation. Unearned Compensation is being amortized into compensation expense over the vesting period of four years. Compensation expense related to the restricted stock was approximately $2,450,000, $1,059,000 and $56,000 in 2005, 2004 and 2003, respectively. If an employee leaves the Company prior to vesting in the restricted stock, such stock is forfeited and the stock is removed from Common Stock, Additional Paid-in Capital and Unearned Compensation, and compensation expense for unvested restricted stock is reversed in the year of forfeiture. As of December 31, 2005, 265,676 shares of restricted stock were outstanding.
      Outside directors may elect to receive any portion of their director fees in stock, based on 95% of the average market price on the date of service. Outside directors elected to receive 9,329, 7,342, and 5,745 shares of stock in lieu of cash for director fees in 2005, 2004, and 2003, respectively.

Restricted Stock Units:
      In 2005, the Company adopted the 2005 Restricted Stock Unit Plan and issued 87,202 restricted stock units (“RSU”). A RSU is a right to receive a payment in cash equal to the fair market value of one share of the Company’s stock upon vesting. RSUs vest 25% on each anniversary of the grant date. The Company is expensing and recording a liability as the RSUs vest based on the current market value. Employees with RSUs will receive additional payments during the vesting period equal to the common dividends per share paid by

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the Company times the number of RSUs held. The Company records the effect of these additional payments in compensation expense. During 2005, approximately $36,000 was recognized as compensation expense related to the RSUs.

Stock Repurchase Plan:
      In 2004, the Board of Directors of the Company authorized a stock repurchase plan, which expires April 15, 2006, of up to five million shares of the Company’s common stock. No common stock was repurchased in 2005. Prior to 2005, the Company purchased 2,691,582 shares for an aggregate price of approximately $64,894,000 under previous plans.

Ownership Limitations:
      In order to maintain Cousins’ qualification as a REIT, Cousins’ Articles of Incorporation include certain restrictions on the ownership of more than 3.9% of the Company’s total common and preferred stock.

Distribution of REIT Taxable Income:
      The following is a reconciliation between dividends paid and dividends applied in 2005, 2004 and 2003 to meet REIT distribution requirements ($ in thousands):

	2005	2004	2003

Common and preferred dividends paid	$89,253	$437,112	$174,627
That portion of dividends declared in current year, and paid in current year, which was applied to the prior year distribution requirements	(4,621)	(5,577)	—
That portion of dividends declared in subsequent year, and paid in subsequent year, which will apply to current year	—	4,621	5,577
Dividends in excess of current year REIT distribution requirements	(23,691)	—	—

Dividends applied to meet current year REIT distribution requirements	$60,941	$436,156	$180,204

Tax Status of Dividends:
      Distributions to stockholders are characterized for federal income tax purposes as ordinary income, capital gains, non-taxable return of capital, or a combination of the three. Distributions to stockholders that exceed the Company’s current and accumulated earnings and profits (calculated for federal income tax purposes) constitute a return of capital rather than a dividend and generally reduce the stockholder’s basis in the stock. To the extent that a distribution exceeds both current and accumulated earnings and profits and the stockholder’s basis in the stock, it will generally be treated as a gain from the sale or exchange of that

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
stockholder’s stock. The following summarizes the taxability of stock distributions for the Company for the periods indicated:

		Type

		Total Capital Gain		Total Ordinary

		Long-Term	25% Unrecaptured	Qualified	Ordinary	Non-taxable
	Date Paid	Capital Gain	Section 1250 Gain	Dividends	Dividends	Distribution

2005 Dividends
Common	2/22/2005	28%	—	50%	22%	—
	5/27/2005	4%	—	61%	35%	—
	8/25/2005	6%	—	60%	34%	—
	12/22/2005	37%	3%	24%	13%	23%
Preferred A	2/15/2005	29%	—	50%	21%	—
	5/16/2005	5%	—	62%	33%	—
	8/15/2005	6%	—	61%	33%	—
	11/15/2005	39%	3%	34%	24%	—
Preferred B	2/15/2005	41%	—	52%	7%	—
	5/16/2005	4%	—	61%	35%	—
	8/15/2005	6%	—	60%	34%	—
	11/15/2005	35%	3%	35%	27%	—
2004 Dividends
Common	2/23/2004	31%	10%	—	59%	—
	5/28/2004	75%	25%	—	—	—
	8/25/2004	75%	25%	—	—	—
	11/18/2004	75%	25%	—	—	—
	12/22/2004	75%	25%	—	—	—
      Also in 2004, the Company designated 73% of the preferred dividends paid as capital gain dividends, 24% as 25% unrecaptured Section 1250 gain dividends and 3% as ordinary. In addition, in 2005 and 2004, an amount calculated as 0.57% and 0.47%, respectively, for each year of total dividends was an “adjustment attributed to depreciation of tangible property placed in service after 1986” for alternative minimum tax purposes. This amount was passed through to stockholders and must be used as an item of adjustment in determining each stockholder’s alternative minimum taxable income.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	INCOME TAXES
      CREC is a taxable entity and its consolidated provision for income taxes is composed of the following for the years ended December 31, 2005, 2004 and 2003 ($ in thousands):

	2005	2004	2003

CREC and its wholly-owned subsidiaries:
Current tax expense
Federal	$7,411	$3,213	$3,502
State	872	377	318

	8,283	3,590	3,820

Deferred tax expense
Federal	816	452	(160)
State	97	53	(19)

	913	505	(179)

Total income tax expense	9,196	4,095	3,641
Provision applicable to discontinued operations and sale of investment property	(1,440)	(1,351)	(1,045)

Provision for income taxes from operations	$7,756	$2,744	$2,596

      The net income tax provision differs from the amount computed by applying the statutory federal income tax rate to CREC’s income before taxes for the years ended December 31, 2005, 2004 and 2003 as follows ($ in thousands):

	2005		2004		2003

	Amount	Rate	Amount	Rate	Amount	Rate

Federal income tax provision	$8,228	34%	$4,073	34%	$3,236	34%
State income tax provision, net of federal income tax effect	968	4	479	4	381	4
Cousins (benefit) provision for income taxes	—	—	(376)	(3)	24	1
Other	—	—	(81)	(1)	—	—
CREC provision for income taxes	9,196	38%	4,095	34%	3,641	39%

Provision applicable to discontinued operations	(1,440)		(1,351)		(1,045)

Consolidated provision applicable to income from continuing operations	$7,756		$2,744		$2,596

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The tax effect of significant temporary differences representing CREC’s deferred tax assets and liabilities as of December 31, 2005 and 2004 are as follows ($ in thousands):

	2005	2004

Income from unconsolidated joint ventures	$2,821	$1,022
Residential lot sales, net of cost of sales	19	336
Property sales	1,547	583
Charitable contributions	958	—
Other	344	730

Total deferred tax assets	5,689	2,671

Income from unconsolidated joint ventures	(8,126)	(4,805)
Compensation expense	(197)	(357)
Depreciation and amortization	(1,891)	(1,457)
Interest capitalization	(1,088)	(729)
Other	(48)	(71)

Total deferred tax liabilities	(11,350)	(7,419)

Net deferred tax liability	$(5,661)	$(4,748)

8.	DISCONTINUED OPERATIONS AND PROPERTY SALES
      SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” requires that the gains and losses from the disposition of certain real estate assets and the related historical operating results be included in a separate section, Discontinued Operations, in the Consolidated Statements of Income for all periods presented.
      During 2005, 2004 and 2003, the Company sold one, six and five properties, respectively, that met the criteria for discontinued operations:

	Ownership	Rentable
Property Name	Percentage	Square Feet

2005
Hanover Square South	100%	69,000
2004
101 Second Street	100%	387,000
55 Second Street	100%	379,000
Northside/ Alpharetta I	100%	103,000
Northside/ Alpharetta II	100%	198,000
The Shops of Lake Tuscaloosa	100%	62,000
Rocky Creek Properties	100%	N/A
2003
Presidential MarketCenter	100%	374,000
AT&T Wireless Services
Headquarters	100%	222,000
Perimeter Expo	100%	176,000
Cerritos Corporate Center — Phase II	100%	105,000
Mira Mesa MarketCenter	88.5%	464,000

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table details the components of Income from Discontinued Operations for the years ended December 31, 2005, 2004 and 2003 ($ in thousands):

	2005	2004	2003

Rental property revenues	$779	$23,688	$67,462
Rental property operating expenses	61	7,928	14,821
Depreciation and amortization	68	5,298	14,678
Interest expense	—	6,475	9,459
Minority interest	—	—	624
Provision for income taxes	126	—	—

	$524	$3,987	$27,880

      The gain on sale of the properties included in Discontinued Operations described above is as follows for the years ended December 31, 2005, 2004 and 2003 (amounts are net of income taxes and minority interest and $ are in thousands):

	2005	2004	2003

Hanover Square South	$1,070	$—	$—
Rocky Creek Properties	—	648	—
101 Second Street	12	45,489	—
55 Second Street	24	21,632	—
Northside/ Alpharetta I and II	7	12,564	—
The Shops of Lake Tuscaloosa	(76)	1,554	—
Mira Mesa MarketCenter	—	—	35,018
AT&T/ Cerritos	—	40	9,011
Presidential MarketCenter	—	—	22,468
Perimeter Expo	—	—	26,962

	$1,037	$81,927	$93,459

      Property sales at joint ventures or sales where the Company has continuing involvement of a certain type or level do not qualify for treatment as discontinued operations. One of the ventures in which the Company has a 50% ownership interest, 285 Venture, LLC, sold 1155 Perimeter Center West in July 2005. Neither the gain on sale nor the results of operations of 1155 Perimeter Center West were treated as discontinued operations.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The properties sold during 2004 which did not qualify for treatment as discontinued operations are as follows:

	Ownership	Rentable
Property Name	Percentage	Square Feet

333 John Carlyle	100%	153,000
1900 Duke Street	100%	97,000
101 Independence Center	100%	526,000
The Pinnacle	50%	423,000
Two Live Oak Center	50%	279,000
Austin Research Park — Buildings III & IV	50%	358,000
2500 Windy Ridge Parkway	50%	316,000
4100 Wildwood Parkway	50%	100,000
4200 Wildwood Parkway	50%	256,000
4300 Wildwood Parkway	50%	150,000
2300 Windy Ridge Parkway	50%	635,000
3200 Windy Hill Road	50%	698,000
15 acres of stand-alone retail sites	50%	N/A
CC-JM II Associates	50%	224,000
Wachovia Tower	11.5%	324,000
      The Company has goodwill recorded on its Consolidated Balance Sheets, which relates entirely to the Office/ Multi-Family Division. As office assets were sold, either by the Company or at its joint ventures, goodwill was allocated to the cost of each sale. Approximately $235,000 and $7,805,000 of goodwill was charged to cost of sales in 2005 and 2004, respectively.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	CONSOLIDATED STATEMENTS OF CASH FLOWS — SUPPLEMENTAL INFORMATION
      Supplemental information related to cash flows, including significant non-cash activity affecting the Statements of Cash Flows, for the years ended December 31, 2005, 2004 and 2003 is as follows ($ in thousands):

	2005	2004	2003

Interest paid, net of amounts capitalized	$8,295	$21,097	$31,266
Income taxes paid (received), net of refunds	6,757	(1,487)	1,855
Non-cash Transactions:
Transfer from land to projects under development	20,336	228	—
Transfer from land to investment in joint venture	14,198	—	—
Transfer from projects under development to operating properties	51,539	169,937	106,773
Transfer from projects under development to land	7,005	682	966
Transfer from operating properties to other assets	—	—	3,479
Staff Accounting Bulletin 51 gain, net of tax, recorded in investment in unconsolidated joint ventures and additional paid-in capital	354	—	—
Receipt of promissory note for expense reimbursement	514	—	—
Transfer from common stock and additional paid-in capital to unearned compensation for restricted stock grants, net of forfeitures	1,467	6,071	3,771
Transfer from land to residential lots under development	—	1,066	—
Transfer from investment in joint venture upon consolidation of 905 Juniper to:
Projects under development	(8,940)	—	—
Restricted cash	(1,098)	—	—
Notes and other receivables	(2,077)	—	—
Notes payable	2,548	—	—
Accounts payable and accrued liabilities	1,619	—	—
Minority interest	875	—	—
Investment in joint venture	7,073	—	—
Transactions relating to acquisition of 100 and 200 North Point Center East:
Assumption of mortgage note payable	—	—	22,411
Recognition of deferred gain	—	—	1,306

10.	RENTAL PROPERTY REVENUES
      The Company’s leases typically contain escalation provisions and provisions requiring tenants to pay a pro rata share of operating expenses. The leases typically include renewal options and are classified and accounted for as operating leases.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      At December 31, 2005, future minimum rentals to be received by consolidated entities under existing non-cancelable leases, excluding tenants’ current pro rata share of operating expenses, are as follows ($ in thousands):

	Office	Retail	Total

2006	$42,616	$37,238	$79,854
2007	40,578	38,189	78,767
2008	42,508	37,237	79,745
2009	41,101	36,619	77,720
2010	34,994	32,895	67,889
Subsequent to 2010	154,193	147,307	301,500

	$355,990	$329,485	$685,475

11.	REPORTABLE SEGMENTS
      The Company has four reportable segments: Office/ Multi-Family, Retail, Land and Industrial. The Office division entered the multi-family development business in the fourth quarter of 2004 and changed its name to the Office/ Multi-Family division in the second quarter of 2005. The Office/ Multi-Family division develops leases and manages owned and third-party owned office buildings and invests in and/or develops for-sale multi-family real estate products. The Retail and Industrial divisions develop, lease and manage retail and industrial centers, respectively. The Land Division owns various tracts of land that are held for investment or future development. The Land Division also develops single-family residential communities that are parceled into lots and sold to various home builders or sold as undeveloped tracts of land. The Company’s reportable segments are categorized based on the type of product the division provides and the expertise of the division’s management and personnel. The divisions are managed separately because each product they provide has separate and distinct development issues, leasing and/or sales strategies and management issues. The divisions also match the manner in which the chief operating decision maker reviews results and information and allocates resources. The unallocated and other category in the following table includes general corporate overhead costs not specific to any segment and also includes interest expense, as financing decisions are not generally made at the reportable segment level.
      Company management evaluates the operating performance of its reportable segments based on funds from operations available to common stockholders (“FFO”). FFO is a supplemental operating performance measure used in the real estate industry. Prior to 2005, the Company calculated FFO in accordance with the National Association of Real Estate Investment Trusts’ (“NAREIT”) definition of FFO, which is net income available to common stockholders (computed in accordance with accounting principles generally accepted in the United States (“GAAP”)), excluding extraordinary items, cumulative effect of change in accounting principle and gains or losses from sales of depreciable property, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures to reflect FFO on the same basis. For 2005, the Company modified its NAREIT defined calculations of FFO to include $5.0 million in income from a real estate venture related to the sale of real estate. The Company included this amount in FFO because, based on the nature of the investment, the Company believes that, for FFO purposes, this income should not be considered gain on the sale of depreciable property.
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

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

	Year Ended December 31, 2005

	Office/Multi
	-Family	Retail	Land	Industrial	Unallocated
	Division	Division	Division	Division	and Other	Total

Rental property revenues — continuing (100%)	$65,648	$34,954	$—	$—	$—	$100,602
Rental property revenues — discontinued (100%)	262	517	—	—	—	779
Fee income (100%)	17,747	1,071	1,264	—	—	20,082
Other income (100%)	12,496	7,035	15,006	—	515	35,052

Total revenues from consolidated entities	96,153	43,577	16,270	—	515	156,515

Rental property operating expenses — continuing (100%)	(28,793)	(11,212)	—	—	—	(40,005)
Rental property operating expenses — discontinued (100%)	(28)	(33)	—	—	—	(61)
Other expenses — continuing (100%)	(18,272)	(9,181)	(13,231)	(165)	(39,030)	(79,879)
Provision for income taxes from operations — continuing (100%)	—	—	—	—	(7,756)	(7,756)
Provision for income taxes from operations — discontinued (100%)	—	(126)	—	—	—	(126)

Total expenses from consolidated entities	(47,093)	(20,552)	(13,231)	(165)	(46,786)	(127,827)

Rental property revenues less operating expenses (JV)	22,764	2,072	—	—	—	24,836
Other, net (JV)	7,117	5,443	13,128	—	(2,662)	23,026

Funds from operations from unconsolidated joint ventures	29,881	7,515	13,128	—	(2,662)	47,862
Minority interest (100%)	(3,037)	—	—	—	—	(3,037)
Gain on sale of undepreciated investment properties (100%)	590	—	14,893	—	—	15,483
Preferred stock dividends (100%)	—	—	—	—	(15,250)	(15,250)

Funds from operations available to common stockholders	76,494	30,540	31,060	(165)	(64,183)	73,746

Depreciation and amortization — continuing (100%)	(21,338)	(12,229)	—	—	—	(33,567)
Depreciation and amortization — discontinued (100%)	(68)	—	—	—	—	(68)
Depreciation and amortization (JV)	(7,467)	(821)	(554)	—	—	(8,842)
Gain on sale of investment properties, net of applicable income tax provision — continuing (100%)	72	178	—	—	—	250
Gain on sale of investment properties, net of applicable income tax provision — discontinued (100%)	43	994	—	—	—	1,037
Gain on sale of investment properties, net of applicable income tax provision (JV)	1,935	—	—	—	—	1,935

Net income available to common stockholders	$49,671	$18,662	$30,506	$(165)	$(64,183)	$34,491

Total Assets (at year-end)	$572,684	$435,924	$130,862	$21,303	$27,501	$1,188,274

Investment in unconsolidated joint ventures (at year-end)	$98,850	$11,062	$107,320	$—	$—	$217,232

Capital expenditures (100%)	$79,381	$164,557	$8,971	$19,824	$—	$272,733

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years Ended December 31,

Reconciliation to Consolidated Revenues	2005	2004	2003

Total revenues from consolidated entities used for segment reporting	$156,515	$160,495	$204,116
Less: rental property revenues from discontinued operations	(779)	(23,688)	(67,462)

Total consolidated revenues	$155,736	$136,807	$136,654

	Year Ended December 31, 2004

	Office	Retail	Land	Industrial	Unallocated
	Division	Division	Division	Division	and Other	Total

Rental property revenues — continuing (100%)	$74,829	$26,273	$—	$—	$—	$101,102
Rental property revenues — discontinued (100%)	22,952	736	—	—	—	23,688
Fee income (100%)	13,827	1,287	1,363	—	—	16,477
Other income (100%)	—	1,400	15,300	—	2,528	19,228

Total revenues from consolidated entities	111,608	29,696	16,663	—	2,528	160,495

Rental property operating expenses — continuing (100%)	(26,434)	(7,380)	—	—	—	(33,814)
Rental property operating expenses — discontinued (100%)	(7,784)	(144)	—	—	—	(7,928)
Other expenses — continuing (100%)	(16,244)	(8,399)	(14,462)	(743)	(25,084)	(64,932)
Other expenses — discontinued (100%)	—	—	—	—	(6,475)	(6,475)
Provision for income taxes from operations — continuing (100%)	—	—	—	—	(2,744)	(2,744)

Total expenses from consolidated entities	(50,462)	(15,923)	(14,462)	(743)	(34,303)	(115,893)

Rental property revenues less operating expenses (JV)	46,865	2,011	—	—	—	48,876
Other, net (JV)	—	—	8,869	—	(13,428)	(4,559)
Impairment loss on depreciable property (JV)	(209)	—	—	—	—	(209)

Funds from operations from unconsolidated joint ventures	46,656	2,011	8,869	—	(13,428)	44,108
Minority interest (100%)	(1,411)	(6)	—	—	—	(1,417)
Gain on sale of undepreciated investment properties (100%)	14,796	1,386	13,445	—	—	29,627
Preferred stock dividends (100%)	—	—	—	—	(8,042)	(8,042)

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2004

	Office	Retail	Land	Industrial	Unallocated
	Division	Division	Division	Division	and Other	Total

Funds from operations available to common stockholders	121,187	17,164	24,515	(743)	(53,245)	108,878

Depreciation and amortization — continuing (100%)	(23,758)	(10,821)	—	—	—	(34,579)
Depreciation and amortization — discontinued (100%)	(5,100)	(198)	—	—	—	(5,298)
Depreciation and amortization (JV)	(14,900)	(891)	(89)	—	—	(15,880)
Gain on sale depreciable investment properties, net of applicable income tax provision — continuing (100%)	80,587	7,231	—	—	611	88,429
Gain on sale depreciable investment properties, net of applicable income tax provision — discontinued (100%)	79,725	2,202	—	—	—	81,927
Gain on sale depreciable investment properties, net of applicable income tax provision (JV)	176,265	—	—	—	—	176,265

Net income available to common stockholders	$414,006	$14,687	$24,426	$(743)	$(52,634)	$399,742

Total assets (at year-end)	$528,752	$283,778	$105,822	$384	$108,256	$1,026,992

Investment in unconsolidated joint ventures (at year-end)	$115,584	$12,320	$71,329	$—	$—	$199,233

Capital expenditures (100%)	$67,434	$87,756	$28,751	$—	$—	$183,941

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2003

	Office	Retail	Land	Unallocated
	Division	Division	Division	and Other	Total

Rental property revenues — continuing (100%)	$79,153	$22,236	$—	$—	$101,389
Rental property revenues — discontinued (100%)	58,439	9,023	—	—	67,462
Fee income (100%)	16,465	1,530	385	—	18,380
Other income (100%)	—	—	12,945	3,940	16,885

Total revenues from consolidated entities	154,057	32,789	13,330	3,940	204,116

Rental property operating expenses — continuing (100%)	(25,913)	(6,761)	—	—	(32,674)
Rental property operating expenses — discontinued (100%)	(13,013)	(1,808)	—	—	(14,821)
Other expenses — continuing (100%)	(18,813)	(7,907)	(13,521)	(26,295)	(66,536)
Other expenses — discontinued (100%)	(255)	(369)	—	(9,459)	(10,083)
Provision for income taxes from operations — continuing (100%)	—	—	—	(2,596)	(2,596)

Total expenses from consolidated entities	(57,994)	(16,845)	(13,521)	(38,350)	(126,710)

Rental property revenues less operating expenses (JV)	54,905	1,967	547	—	57,419
Other, net (JV)	—	—	3,745	(13,744)	(9,999)
Impairment loss on depreciable property (JV)	(1,536)	—	—	—	(1,536)

Funds from operations from unconsolidated joint ventures	53,369	1,967	4,292	(13,744)	45,884
Minority interest (100%)	(2,213)	(24)	—	—	(2,237)
Gain on sale of undepreciated investment properties (100%)	—	—	7,270	—	7,270
Preferred stock dividends (100%)	—	—	—	(3,358)	(3,358)

Funds from operations available to common stockholders	147,219	17,887	11,371	(51,512)	124,965

Depreciation and amortization — continuing (100%)	(26,239)	(10,727)	—	—	(36,966)
Depreciation and amortization — discontinued (100%)	(13,472)	(1,206)	—	—	(14,678)
Depreciation and amortization (JV)	(20,448)	(817)	—	—	(21,265)
Gain on sale depreciable investment properties, net of applicable income tax provision — continuing (100%)	2,009	1,334	—	89,945	93,288
Gain on sale depreciable investment properties, net of applicable income tax provision — discontinued (100%)	9,011	84,448	—	—	93,459

Net income available to common stockholders	$98,080	$90,919	$11,371	$38,433	$238,803

Total assets (at year-end)	$804,605	$206,021	$77,459	$52,329	$1,140,414

Investment in unconsolidated joint ventures (at year-end)	$124,425	$15,475	$45,321	$—	$185,221

Capital expenditures (100%)	$56,758	$41,383	$11,617	$—	$109,758

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	PROFIT SHARING/401(K) PLAN
      The Company has a 401(k) plan which covers active regular employees. Employees are eligible under this plan immediately upon hire, and pre-tax contributions are allowed up to the limits set by the Internal Revenue Service. The Company has a profit sharing plan which covers active regular employees who work a minimum of 1,000 hours per year. The Compensation, Nominating and Governance Committee of the Board of Directors makes an annual, discretionary determination of the percentage contribution of an eligible employees’ compensation that will be made by the Company into the profit sharing plan. In order to be an eligible employee, the employee must, among other factors, be an active employee on both January 1 and December 31 of that plan year. The Company contributed approximately $2.1 million, $2.3 million and $2.7 million to the profit sharing plan for the 2003, 2004 and 2005 plan years, respectively.

SCHEDULE III
COUSINS PROPERTIES INCORPORATED AND CONSOLIDATED ENTITIES
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2005

				Costs Capitalized		Gross Amount at Which
				Subsequent to Acquisition		Carried at End of Period
												Life on
					Buildings		Buildings					Which
		Initial Cost to Company			and		and					Depreciation
					Improvements		Improvements		Accumu-	Date of		in 2005
		Land and	Buildings	Land and	Less Cost of		Less Cost of		lated	Construc-		Statement
		Improve-	and	Improve-	Sales and	Land and	Sales and		Deprecia-	tion/	Date	of Income is
Description	Encumbrances	ments	Improvements	ments	Other	Improvements	Other	Total(a)	tion(a)	Renovation	Acquired	Computed

	($ in thousands)

LAND HELD FOR INVESTMENT OR FUTURE DEVELOPMENT
North Point Land — Atlanta, GA	—	$10,294	$—	$22,994	$(26,452)	$33,288	$(26,452)	$6,836	$—	—	1970- 1985	—
Terminus Land — Atlanta, GA	—	18,745	—	1,480	—	20,225	—	20,225	—	—	2005	—
King Mill Distribution Park Land — Suburban Atlanta, GA	—	10,528	—	721	—	11,249	—	11,249	—	—	2005	—
Wildwood Land — Atlanta, GA	—	10,214	—	4,962	(13,787)	15,176	(13,787)	1,389	—	—	1971- 1989	—
The Avenue Webb Gin Land — Suburban Atlanta, GA	—	935	—	—	—	935	—	935	—	—	2005	—
Round Rock/ Austin, Texas Land — Austin, TX	—	12,802	—	—	—	12,802	—	12,802	—	—	2005	—
The Avenue Carriage Crossing Land — Memphis, TN	—	4,816	—	—	—	4,816	—	4,816	—	—	2004	—
505 & 511 Peachtree Street — Atlanta, GA	—	3,370	—	19	—	3,389	—	3,389	—	—	2004	—
The Avenue West Cobb outparcel — Suburban Atlanta, GA	—	2,188	—	28	(1,798)	2,216	(1,798)	418	—	—	2003	—

Total Land Held for Investment or Future Development	—	73,892	—	30,204	(42,037)	104,096	(42,037)	62,059	—

OPERATING PROPERTIES
Office
Inforum — Atlanta, GA	—	5,226	67,370	—	5,268	5,226	72,638	77,864	37,576	—	1999	25 Years
Frost Bank Tower — Austin, TX	—	12,270	—	1,543	122,028	13,813	122,028	135,841	7,293	2001	2001	30 Years
Galleria 75 Atlanta, GA	—	6,673	4,743	—	271	6,673	5,014	11,687	970	—	2004	25 Years

COUSINS PROPERTIES INCORPORATED AND CONSOLIDATED ENTITIES
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2005

					Costs Capitalized
					Subsequent to		Gross Amount at Which
					Acquisition		Carried at End of Period
													Life on
						Buildings		Buildings					Which De-
			Initial Cost to Company			and		and					preciation in
					Land	Improvements		Improvements		Accumu-	Date of		2005
			Land and	Buildings	and	Less Cost of		Less Cost of		lated	Construc-		Statement
			Improve-	and	Improve-	Sales and	Land and	Sales and	Total	Deprecia-	tion/	Date	of Income is
Description	Encumbrances		ments	Improvements	ments	Other	Improvements	Other	(a)	tion(a)	Renovation	Acquired	Computed

	($ in thousands)
The Points at Waterview — Dallas, TX	$18,500		$2,558	$22,910	$—	$4,918	$2,558	$27,828	$30,386	$6,261	—	2000	25 Years
Lakeshore Park Plaza — Birmingham, AL	9,359		3,362	12,261	—	525	3,362	12,786	16,148	3,293	—	1998	30 Years
600 University Park Place — Birmingham, AL	13,350		1,899	—	—	16,227	1,899	16,227	18,126	3,641	1998	1998	30 Years
333 North Point Center East — Atlanta, GA	30,232	(b)	551	—	—	12,775	551	12,775	13,326	4,012	1996	1996	30 Years
555 North Point Center East — Atlanta, GA	—	(b)	368	—	—	16,719	368	16,719	17,087	4,040	1998	1998	30 Years
615 Peachtree Street — Atlanta, GA	—		4,740	7,229	—	287	4,740	7,516	12,256	4,904	—	1996	15 Years
One Georgia Center — Atlanta, GA	—		9,267	27,079	—	3,901	9,267	30,980	40,247	5,086	—	2000	30 Years
3100 Windy Hill Road — Atlanta, GA	—		—	17,005	—	—	—	17,005	17,005	6,122	1997	1997	25 Years
3301 Windy Ridge Parkway — Atlanta, GA	—		20	—	478	12,937	498	12,937	13,435	7,183	1984	1984	40 Years
100 North Point Center East — Atlanta, GA	22,365	(c)	1,475	9,625	—	925	1,475	10,550	12,025	2,131	—	2003	25 Years
200 North Point Center East — Atlanta, GA	—	(c)	1,726	7,920	—	1,009	1,726	8,929	10,655	1,144	—	2003	25 Years
Meridian Mark Plaza — Atlanta, GA	23,975		2,200	—	19	23,716	2,219	23,716	25,935	7,303	1997	1997	30 Years
Inhibitex — Atlanta, GA	—		675	—	—	5,966	675	5,966	6,641	265	2004	2004	30 Years
AtheroGenics — Atlanta, GA	—		200	—	—	7,455	200	7,455	7,655	3,577	1998	1998	30 Years

Total Office	$117,781		$53,210	$176,142	$2,040	$234,927	$55,250	$411,069	$466,319	$104,801

COUSINS PROPERTIES INCORPORATED AND CONSOLIDATED ENTITIES
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2005

				Costs Capitalized
				Subsequent to		Gross Amount at Which
				Acquisition		Carried at End of Period
												Life on
					Buildings		Buildings					Which
		Initial Cost to Company			and		and					Depreciation
					Improvements		Improvements		Accumu-	Date of		in 2005
		Land and	Buildings	Land and	Less Cost of		Less Cost of		lated	Construc-		Statement
		Improve-	and	Improve-	Sales and	Land and	Sales and	Total	Deprecia-	tion/	Date	of Income is
Description	Encumbrances	ments	Improvements	ments	Other	Improvements	Other	(a)	tion(a)	Renovation	Acquired	Computed

	($ in thousands)
Retail
The Avenue of the Peninsula — Rolling Hills Estates, CA	$—	$4,338	$17,152	$—	$77,706	$4,338	$94,858	$99,196	$24,934	1998	1998	30 Years
The Avenue East Cobb — Suburban Atlanta, GA	37,058	7,205	—	—	35,106	7,205	35,106	42,311	14,484	1998	1998	30 Years
The Avenue West Cobb — Suburban Atlanta, GA	—	4,945	—	—	30,448	4,945	30,448	35,393	3,638	2002	2002	30 Years
The Avenue Peachtree City — Suburban Atlanta, GA	—	3,510	—	123	29,391	3,633	29,391	33,024	8,297	2001	2001	30 Years
The Avenue Viera — Viera, FL	—	3,472	—	—	43,078	3,472	43,078	46,550	2,197	2003	2003	30 Years
Viera Market Center — Viera, FL	—	1,978	—	—	2,886	1,978	2,886	4,864	53	2004	2004	30 Years
North Point Stand Alone Retail Sites — Suburban Atlanta, GA	—	4,559	—	(1,482)	432	3,077	432	3,509	296	—	1970-1985	Various	(d)

Total Retail	37,058	30,007	17,152	(1,359)	219,047	28,648	236,199	264,847	53,899

Total Operating Properties	154,839	83,217	193,294	681	453,974	83,898	647,268	731,166	158,700

PROJECTS UNDER CONSTRUCTION
Office
Terminus 100 — Atlanta, GA	—	14,473	—	—	25,495	14,473	25,495	39,968	—	2005	2005	—

Total Office	—	14,473	—	—	25,495	14,473	25,495	39,968

Multi-Family
905 Juniper — Atlanta, GA	11,252	3,900	—	10,623	(4,274)	14,523	(4,274)	10,249	—	2005	2005	—

Total Multi- Family	11,252	3,900	—	10,623	(4,274)	14,523	(4,274)	10,249

COUSINS PROPERTIES INCORPORATED AND CONSOLIDATED ENTITIES
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2005

				Costs Capitalized
				Subsequent to		Gross Amount at Which
				Acquisition		Carried at End of Period

		Initial Cost to										Life on
		Company			Buildings		Buildings					Which
					and		and					Depreciation
		Land		Land	Improvements		Improvements		Accumu-	Date of		in 2005
		and	Buildings	and	Less Cost of		Less Cost of		lated	Construc-		Statement
		Improve-	and	Improve-	Sales and	Land and	Sales and	Total	Deprecia-	tion/	Date	of Income is
Description	Encumbrances	ments	Improvements	ments	Other	Improvements	Other	(a)	tion(a)	Renovation	Acquired	Computed

	($ in thousands)
Retail
The Avenue Carriage Crossing — Memphis, TN	$—	$11,238	$—	$—	$71,865	$11,238	$71,865	$83,103	$626	2004	2004	30 years
The Avenue West Cobb expansion — Suburban Atlanta, GA	—	2,200	—	—	1,398	2,200	1,398	3,598	—	2005	2003	—
The Avenue Viera expansion — Viera, FL	—	564	—	—	5,048	564	5,048	5,612	—	2005	2003	—
Viera MarketCenter expansion — Viera, FL	—	1,705	—	—	3,118	1,705	3,118	4,823	—	2005	2004	—
The Avenue Webb Gin — Suburban Atlanta, GA	—	11,583	—	—	14,276	11,583	14,276	25,859	—	2005	2005	—
San Jose MarketCenter — San Jose, CA	—	39,121	—	—	20,752	39,121	20,752	59,873	—	2005	2005	—

Total Retail	—	66,411	—	—	116,457	66,411	116,457	182,868	626

Industrial
King Mill Distribution Park — Suburban Atlanta, GA	1,715	1,943	—	—	7,309	1,943	7,309	9,252	—	2005	2005	—

Total Industrial	1,715	1,943	—	—	7,309	1,943	7,309	9,252	—

Total Projects
Under Construction	12,967	86,727	—	10,623	144,987	97,350	144,987	242,337	626

RESIDENTIAL LOTS UNDER DEVELOPMENT
River’s Call — Atlanta, GA	—	2,001	—	10,796	(10,317)	12,797	(10,317)	2,480	—	2000	1971-1989	—
The Lakes at Cedar Grove — Atlanta, GA	—	4,720	—	26,197	(23,111)	30,917	(23,111)	7,806	—	2001	2001	—
Callaway Gardens — Pine Mountain, GA	424	2,098	—	5,172	(5,979)	7,270	(5,979)	1,291	—	2002	2002	—

	424	8,819	—	42,165	(39,407)	50,984	(39,407)	11,577	—

	$168,230	$252,655	$193,294	$83,673	$517,517	$336,328	$710,811	$1,047,139	$159,326

COUSINS PROPERTIES INCORPORATED AND CONSOLIDATED ENTITIES
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2005
NOTES

(a)	Buildings and improvements are depreciated over 15 to 40 years. Leasehold improvements and other capitalized leasing costs are depreciated over the life of the asset or the term of the lease, whichever is shorter. Reconciliations of total real estate carrying value and accumulated depreciation for the three years ended December 31, 2005 are as follows:

	Real Estate			Accumulated Depreciation

	2005	2004	2003	2005	2004	2003

	($ in thousands)
Balance at beginning of period	$815,798	$1,041,964	$1,123,242	$140,352	$163,203	$158,046
Additions during the period:
Improvements and other capitalized costs	292,630	186,753	133,483	—	—	—
Provision for depreciation	—	—	—	33,763	39,934	51,711

	292,630	186,753	133,483	33,763	39,934	51,711

Deductions during the period:
Cost of real estate sold	(43,075)	(411,700)	(189,003)	(68)	(62,482)	(24,275)
Write-off of fully depreciated assets	(15,423)	(1,161)	(20,577)	(15,423)	(1,161)	(20,577)
Transfers between account categories/amortization of rent adjustments	(2,791)	(58)	(5,181)	702	858	(1,702)

	(61,289)	(412,919)	(214,761)	(14,789)	(62,785)	(46,554)

Balance at the end of period	$1,047,139	$815,798	$1,041,964	$159,326	$140,352	$163,203

(b)	333 North Point Center East and 555 North Point Center East were financed together with such properties being collateral for one recourse mortgage note payable.

(c)	100 North Point Center East and 200 North Point Center East were financed together with such properties being collateral for one non-recourse mortgage note payable.

(d)	Amounts capitalized under the North Point Retail sites consist of leasing costs related to ground leases. These costs are being amortized over the term of each lease, and range from 10 to 24 years.