Form 10-Q
period 2006-03-31
COUSINS PROPERTIES INC
filed 2006-05-10
CIK 25232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 0-3576
COUSINS PROPERTIES INCORPORATED
(Exact name of registrant as specified in its charter)

GEORGIA (State or other jurisdiction of incorporation or organization)	58-0869052 (I.R.S. Employer Identification No.)

2500 Windy Ridge Parkway, Suite 1600, Atlanta, Georgia (Address of principal executive offices)	30339 (Zip Code)

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
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 2, 2006

Common Stock, $1 par value per share	50,731,889 shares

FORWARD-LOOKING STATEMENTS
     Certain matters discussed in this report are forward-looking statements within the meaning of the federal securities laws and are subject to uncertainties and risks, including, but not limited to, general and local economic conditions, local real estate conditions, the activity of others developing competitive projects, the satisfaction of certain conditions to and the formation of the venture arrangement with Prudential Real Estate Investors, as well as the effect of such transaction on the Company, the cyclical nature of the real estate industry, the financial condition of existing tenants, interest rates, the Company’s ability to obtain favorable financing or zoning, environmental matters, the effects of terrorism, the failure of assets under contract for sale to ultimately close and additional risks detailed from time to time in the Company’s filings with the Securities and Exchange Commission, including the Company’s Report on Form 10-K for the year ended December 31, 2005. The words “believes,” “expects,” “anticipates,” “estimates,” “would” and similar expressions are intended to identify forward-looking statements. Although the Company believes that its plans, intentions and expectations reflected in any forward-looking statement are reasonable, the Company can give no assurance that these plans, intentions or expectations will be achieved. Such forward-looking statements are based on current expectations and speak as of the date of such statements. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of future events, new information or otherwise.

PART I — FINANCIAL INFORMATION
     Item 1. Financial Statements.
COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share and per share amounts)

	March 31,	December 31,
	2006	2005
ASSETS
PROPERTIES:
Operating properties, net of accumulated depreciation of $160,882 at March 31, 2006 and $158,700 at December 31, 2005	$561,029	$572,466
Land held for investment or future development	93,626	62,059
Projects under development	301,654	241,711
Residential lots under development	9,048	11,577

Total properties	965,357	887,813
CASH AND CASH EQUIVALENTS	9,479	9,336
RESTRICTED CASH	4,038	3,806
NOTES AND OTHER RECEIVABLES	47,724	40,014
INVESTMENT IN UNCONSOLIDATED JOINT VENTURES	208,305	217,232
OTHER ASSETS, including goodwill of $8,326 at March 31, 2006 and $8,324 at December 31, 2005	33,247	30,073

TOTAL ASSETS	$1,268,150	$1,188,274

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
NOTES PAYABLE	$551,182	$467,516
ACCOUNTS PAYABLE AND ACCRUED LIABILITIES	58,665	55,791
DEFERRED GAIN	5,885	5,951
DEPOSITS AND DEFERRED INCOME	2,553	2,551

TOTAL LIABILITIES	618,285	531,809

MINORITY INTERESTS	24,967	24,185

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS’ INVESTMENT:
Preferred Stock, 20,000,000 shares authorized, $1 par value:
7.75% Series A cumulative redeemable preferred stock, $25 liquidation preference; 4,000,000 shares issued and outstanding	100,000	100,000
7.50% Series B cumulative redeemable preferred stock, $25 liquidation preference; 4,000,000 shares issued and outstanding	100,000	100,000
Common stock, $1 par value, 150,000,000 shares authorized, 53,423,471 and 53,357,151 shares issued at March 31, 2006 and December 31, 2005, respectively	53,423	53,357
Additional paid-in capital	316,169	321,747
Treasury stock at cost, 2,691,582 shares	(64,894)	(64,894)
Unearned compensation	—	(8,495)
Cumulative undistributed net income	120,200	130,565

TOTAL STOCKHOLDERS’ INVESTMENT	624,898	632,280

TOTAL LIABILITIES AND STOCKHOLDERS’ INVESTMENT	$1,268,150	$1,188,274

See notes to condensed consolidated financial statements.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands, except per share amounts)

	Three Months Ended March 31,
	2006	2005
REVENUES:
Rental property revenues	$28,444	$23,750
Fee income	4,737	3,852
Multi-family residential unit sales	6,579	—
Residential lot and outparcel sales	4,505	1,611
Interest and other	2,683	411

	46,948	29,624

COSTS AND EXPENSES:
Rental property operating expenses	11,028	9,112
General and administrative expenses	9,932	8,676
Depreciation and amortization	10,823	9,372
Multi-family residential unit cost of sales	5,358	—
Residential lot and outparcel cost of sales	3,203	1,119
Interest expense	3,613	2,781
Other	454	42

	44,411	31,102

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE TAXES AND INCOME FROM UNCONSOLIDATED JOINT VENTURES	2,537	(1,478)
PROVISION FOR INCOME TAXES FROM OPERATIONS	(2,370)	(869)
MINORITY INTEREST IN INCOME OF CONSOLIDATED SUBSIDIARIES	(1,078)	(392)
INCOME FROM UNCONSOLIDATED JOINT VENTURES	12,123	5,175

INCOME FROM CONTINUING OPERATIONS BEFORE GAIN ON SALE OF INVESTMENT PROPERTIES	11,212	2,436
GAIN ON SALE OF INVESTMENT PROPERTIES, NET OF APPLICABLE INCOME TAX PROVISION	805	6,827

INCOME FROM CONTINUING OPERATIONS	12,017	9,263

DISCONTINUED OPERATIONS, NET OF APPLICABLE INCOME TAX PROVISION:
Income from discontinued operations	—	38
Gain on sale of investment properties	191	37

	191	75

NET INCOME	12,208	9,338
DIVIDENDS TO PREFERRED STOCKHOLDERS	(3,813)	(3,813)

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$8,395	$5,525

PER SHARE INFORMATION — BASIC:
Income from continuing operations	$0.17	$0.11
Income from discontinued operations	0.00	0.00

Net income available to common stockholders	$0.17	$0.11

PER SHARE INFORMATION — DILUTED:
Income from continuing operations	$0.16	$0.11
Income from discontinued operations	0.00	0.00

Net income available to common stockholders	$0.16	$0.11

CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.37	$0.37

WEIGHTED AVERAGE SHARES — BASIC	50,289	49,788

WEIGHTED AVERAGE SHARES — DILUTED	52,002	51,653

See notes to condensed consolidated financial statements.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,208	$9,338
Adjustments to reconcile net income to net cash flows provided by operating activities:
Gain on sale of investment properties, net of income tax provision	(996)	(6,864)
Depreciation and amortization	10,823	9,409
Amortization of deferred financing costs	264	335
Amortization of unearned compensation	1,812	783
Effect of recognizing rental revenues on a straight-line or market basis	(1,119)	(884)
Operating distributions from unconsolidated joint ventures in excess of income	4,790	—
Residential lot, outparcel and multi-family cost of sales	8,495	1,119
Residential lot, outparcel and multi-family acquisition and development expenditures	(7,131)	(1,045)
Income tax benefit from stock options	—	412
Changes in other operating assets and liabilities:
Change in other receivables	(7,621)	2,835
Change in accounts payable and accrued liabilities	3,244	(6,040)

Net cash provided by operating activities	24,769	9,398

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from investment property sales	1,250	8,602
Property acquisition and development expenditures	(88,461)	(61,923)
Investment in unconsolidated joint ventures	(2,183)	(10,617)
Distributions from unconsolidated joint ventures in excess of income	6,329	346
Investment in notes receivable	(1,157)	—
Change in other assets, net	(207)	(1,687)
Change in restricted cash	(232)	(853)

Net cash used in investing activities	(84,661)	(66,132)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of credit and construction facilities	(249,268)	—
Borrowings from credit and construction facilities	328,299	10,920
Payment of loan issuance costs	(1,849)	(17)
Proceeds from other notes payable	5,917	—
Repayment of other notes payable	(1,282)	(1,344)
Common stock issued, net of expenses	1,061	3,090
Income tax benefit from stock options	104	—
Common dividends paid	(18,760)	(18,611)
Preferred dividends paid	(3,813)	(3,166)
Distributions to minority partners	(374)	(926)

Net cash provided by (used in) financing activities	60,035	(10,054)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	143	(66,788)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	9,336	89,490

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$9,479	$22,702

See notes to condensed consolidated financial statements.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
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
     Cousins has elected to be taxed as a real estate investment trust (“REIT”) and intends to, among other things, distribute 100% of its federal taxable income to stockholders, thereby eliminating any liability for federal income taxes. Therefore, the results included herein do not include a federal income tax provision for Cousins. CREC operates as a taxable REIT subsidiary and is taxed separately from Cousins as a C-Corporation. Accordingly, the condensed consolidated statements of income include a provision for CREC’s income taxes.
     The condensed consolidated financial statements are unaudited and were prepared by the Company in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, these financial statements reflect all adjustments necessary (which adjustments are of a normal and recurring nature) for the fair presentation of the Company’s financial position as of March 31, 2006 and results of operations for the three-month periods ended March 31, 2006 and 2005. Results of operations for the three months ended March 31, 2006 are not necessarily indicative of results expected for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. These condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The accounting policies employed are the same as those shown in Note 1 to the consolidated financial statements included in such Form 10-K. Certain 2005 amounts have been reclassified to conform to the 2006 presentation.

2.	CASH FLOWS SUPPLEMENTAL INFORMATION
     The following table summarizes supplemental information related to cash flows ($ in thousands):

	Three Months Ended March 31,
	2006	2005
Interest paid, net of amounts capitalized	$3,036	$3,133
Income taxes paid, net of refunds	1,094	71

Non-Cash Transactions
Transfer from operating properties to land	7,250	—
Transfer from land to projects under development	3,093	—
Transfer from unearned compensation to additional paid-in capital	8,495	—
Transfer from projects under development to land	170	1,816
Transfer from other assets to land	228	—
Receipt of promissory note for expense reimbursement	—	514
Transfer from common stock and additional paid-in capital to unearned compensation for restricted stock grants, net of forfeitures	—	98

3.	NOTES PAYABLE AND INTEREST EXPENSE
     The following table summarizes the terms and amounts of the notes payable outstanding at March 31, 2006 ($ in thousands):

		Term/		Balance
		Amortization		Outstanding
		Period	Final	at March 31,
Description	Rate	(Years)	Maturity	2006
Credit facility (a maximum of $400,000), unsecured	Floating based on LIBOR	4/N/A	3/07/10	$201,933
Construction facility (a maximum of $100,000), unsecured	Floating based on LIBOR	4/N/A	3/07/10	35,133
Note secured by Company’s interest in CSC Associates, L.P.	6.96%	10/25	3/01/12	140,408
The Avenue East Cobb mortgage note	8.39%	10/30	8/01/10	36,944
333/555 North Point Center East mortgage note	7.00%	10/25	11/01/11	30,071
Meridian Mark Plaza mortgage note	8.27%	10/28	9/01/10	23,884
100/200 North Point Center East mortgage note (interest only until 12/31/06)	7.86%	10/25	8/01/07	22,365
The Points at Waterview mortgage note	5.66%	10/25	1/01/16	18,444
905 Juniper construction loan (a maximum of $20,500)	LIBOR + 2.0%	3/N/A	12/01/07	16,847
600 University Park Place mortgage note	7.38%	10/30	8/10/11	13,306
Lakeshore Park Plaza mortgage note	6.78%	10/25	11/01/08	9,292
King Mill Project I member loan (a maximum of $2,544)	9.00%	3/N/A	8/30/08	2,038
Other miscellaneous notes	Various	Various	Various	517

Notes payable				$551,182

     Through March 7, 2006, the Company had an unsecured revolving credit facility with Bank of America and several other banks of up to $325 million (which could have been increased to $400 million under certain circumstances), with a maturity date of September 14, 2007. The credit facility bore interest at a rate equal to the London Interbank Offering Rate (“LIBOR”) plus a spread which was based on the Company’s ratio of total debt to total assets, as defined by the credit facility, according to the following table:

Applicable
Leverage Ratio	Spread
≤ to 35%	0.90%
> 35% but ≤ 45%	1.00%
> 45% but ≤ 50%	1.10%
> 50% but ≤ 55%	1.35%
> 55%	1.50%
     On March 7, 2006, the Company recast its unsecured revolving credit facility (“Revolver”), increasing the size by $75 million to $400 million and extending the maturity date to March 7, 2010, with an additional one-year extension. The Revolver can be expanded to $500 million under certain circumstances, although the availability of the additional capacity is not guaranteed. The Revolver provides for additional flexibility in some of the financial covenants as compared to the previous facility. Additionally, the Revolver imposes restrictions on the level of common and preferred dividends only if the Company’s leverage ratio, as defined by the Revolver, is greater than 55%. Generally interest is calculated under the Revolver equal to LIBOR plus an additional spread based on the ratio of total debt to total assets, as defined, according to the following table:

Applicable
Leverage Ratio	Spread
≤ to 35%	0.80%
> 35% but ≤ 45%	0.90%
> 45% but ≤ 50%	1.00%
> 50% but ≤ 55%	1.15%
> 55%	1.30%
     On March 7, 2006 and simultaneous with the recast of the Revolver, the Company entered into an unsecured $100 million construction facility. While this facility is unsecured, advances under the facility are to be used to fund the construction costs of the Terminus 100 project. This facility has the same maturity date and key provisions as the Revolver.
     The Company had $201.9 million drawn on the Revolver as of March 31, 2006 and, net of $23.5 million reserved for outstanding letters of credit, the Company had $174.6 million available for future borrowings under the Revolver. The Company had $35.1 million drawn on its construction facility as of March 31, 2006.
     For the three months ended March 31, 2006 and 2005, interest expense was recorded as follows ($ in thousands):

	Three Months Ended
	March 31,
	2006	2005

Incurred	$8,654	$6,141
Capitalized	(5,041)	(3,360)

Expensed	$3,613	$2,781

4.	EARNINGS PER SHARE
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

	Three Months Ended
	March 31,
	2006	2005

Weighted average shares-basic	50,289	49,788
Dilutive potential common shares	1,713	1,865

Weighted average shares-diluted	52,002	51,653

Anti-dilutive options not included	906	893

5.	STOCK-BASED COMPENSATION
     The Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 123(R), “Share-Based Payment,” in the quarter beginning January 1, 2006. SFAS 123(R) requires that compensation expense be recognized in the statement of income for the grant-date fair value of share-based awards which vested during the period.
     The Company has several stock-based compensation plans that are described in Note 6 of “Notes to Consolidated Financial Statements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The Company previously accounted for its plans under Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” which required the recording of compensation expense for some, but not all, stock-based compensation. The Company did not record stock-based compensation expense for stock options in the condensed consolidated statements of income prior to January 1, 2006, as all stock options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.
     SFAS 123(R) applies to new awards and to awards modified, repurchased or cancelled after the required effective date, as well as to the unvested portion of awards outstanding as of the required effective date. The Company uses the Black-Scholes model to value its new stock option grants under SFAS 123(R), applying the “modified prospective method” for existing grants which requires the Company to value stock options prior to its adoption of SFAS 123(R) under the fair value method and expense the unvested portion over the remaining vesting period. Results of prior periods have not been restated. SFAS 123(R) also requires the Company to estimate forfeitures in calculating the expense related to stock-based compensation. In addition, SFAS 123(R) requires the Company to reflect the benefits of tax deductions in excess of recognized compensation cost to be reported as both a financing cash inflow and an operating cash outflow upon adoption.
     Compensation expense arising from restricted stock and stock options granted to employees is being recognized as expense in the 2006 condensed consolidated statement of income over the related awards’ vesting period. For the three months ended March 31, 2006, the Company’s total stock-based compensation expense included in general and administrative expenses in the accompanying condensed consolidated statements of income was $1.3 million after capitalization to projects under development. This expense is non-cash and had no effect on cash flows from operating activities. Included in this total stock-based compensation expense was incremental expense from stock options of approximately $0.7 million after capitalization to projects under development. The effect on income from operations, income before income taxes and net income from stock option expense also equaled approximately $0.7 million, as the income tax effect to the Company was minimal. Basic and diluted earnings per share decreased by approximately $0.01 per share in the first quarter of 2006 as a result of the implementation of SFAS 123(R).
     Upon adoption of SFAS 123(R), $8.5 million of unearned compensation related to the Company’s restricted stock, which was previously accounted for under APB No. 25 in a separate line item in the stockholders’ investment section of the balance sheet, was reclassified to additional paid-in capital. As of March 31, 2006, there was $11.9 million of total unrecognized compensation cost related to restricted stock and stock options, which will be recognized over a weighted average period of 2.8 years.
     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for options granted in the first quarters of 2006 and 2005:

	Three Months Ended March 31,
	2006	2005

Risk free interest rate	4.89%	4.60%
Expected life	6.74 years	8.00 years
Expected volatility	20.50%	19.70%
Expected dividend yield	5.01%	5.70%
Weighted average fair value of options granted	$4.73	$2.97
     The risk free interest rate utilized in the Black-Scholes calculation is the interest rate on U.S. Treasury Strips having the same life as the estimated life of the Company’s option awards. Expected life of the options granted was computed using historical data reflecting actual hold periods plus an estimated hold period for unexercised options outstanding using the mid-point between 2006 and the expiring date. Expected volatility is based on the historical volatility of the Company’s stock over a period relevant to the related stock option grant. The assumed dividend yield is calculated utilizing the dividends paid for the previous one-year period and the average daily stock price of the Company for the same period.
     The Company computed the value of all stock grants and stock options granted during the three months ended March 31, 2005 using the Black-Scholes option pricing model. If the Company had applied the fair value recognition provisions of SFAS No. 123 to options granted under the Company’s stock option plans during 2005, pro forma results would have been as follows ($ in thousands, except per share amounts):

Three Months Ended
March 31, 2005

Net income available to common stockholders, as reported	$5,525
Add: Stock-based employee compensation expense included in reported net income, net of related tax effect	735
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effect	(1,471)

Pro forma net income available to common stockholders	$4,789

Net income per common share:
Basic — as reported	$.11

Basic — pro forma	$.10

Diluted — as reported	$.11

Diluted — pro forma	$.09

     The following table summarizes stock option activity for the first quarter of 2006 ($ in thousands, except per share amounts):

		Weighted-	Aggregate
	Number of	Average Exercise	Intrinsic
	Shares	Price	Value

Outstanding at December 31, 2005	6,177	$22.00
Granted	42	33.43
Exercised	(90)	18.55
Forfeited	(45)	26.28

Outstanding at March 31, 2006	6,084	$22.11	$68,871

Exercisable at March 31, 2006	4,069	$19.73	$55,752

     At March 31, 2006, the weighted-average remaining contractual life of options outstanding and exercisable was 6.6 and 5.8 years, respectively. The total intrinsic value of options exercised was $1.2 million and $3.7 million for the three months ended March 31, 2006 and 2005, respectively.
     The following table summarizes restricted stock activity for the first quarter of 2006 ($ in thousands, except per share amounts):

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value
Non-vested at December 31, 2005	413	$29.44
Granted	—	—
Vested	—	—
Forfeited	(5)	31.09

Non-vested at March 31, 2006	408	$29.42

     The Company also has a restricted stock unit (“RSU”) plan, which is accounted for as a liability award under SFAS No. 123(R). The value of the liability related to the RSUs is remeasured each reporting period based upon the fair value calculated using the Black-Scholes option pricing model at period end. The Company recognized expense related to RSUs in the first quarter of 2006 of approximately $0.2 million after capitalization to projects under development. As of March 31, 2006, there was approximately $8.7 million of unrecognized compensation cost related to RSUs, which will be recognized over a weighted average period of 4.6 years. A rollforward of restricted stock units at March 31, 2006 is as follows (in thousands):

Outstanding at December 31, 2005	87
Granted	200
Exercised	—
Forfeited	(4)

Outstanding at March 31, 2006	283

6.	REPORTABLE SEGMENTS
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
     Company management evaluates the performance of its reportable segments based on funds from operations available to common stockholders (“FFO”). FFO is a supplemental operating performance measure used in the real estate industry. For the first quarter of 2006 and 2005, the

Company calculated its FFO using the National Association of Real Estate Investment Trusts’ (“NAREIT”) definition of FFO, which is net income available to common stockholders (computed in accordance with GAAP), excluding extraordinary items, cumulative effect of change in accounting principle and gains or losses from sales of depreciable property, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures to reflect FFO on the same basis.
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
     The following tables summarize the operations of the Company’s reportable segments for the three months ended March 31, 2006 and 2005. The notations (100%) and (JV) used in the following tables indicate wholly-owned and unconsolidated joint ventures, respectively, and all amounts are in thousands.

	Office/Multi-
	Family	Retail	Land	Industrial	Unallocated
Three Months Ended March 31, 2006	Division	Division	Division	Division	and Other	Total

Rental property revenues — continuing (100%)	$17,305	$11,139	$—	$—	$—	$28,444
Development income, management fees and leasing and other fees (100%)	3,389	265	1,083	—	—	4,737
Other income (100%)	8,784	435	4,524	1	23	13,767

Total revenues from consolidated entities	29,478	11,839	5,607	1	23	46,948

Rental property operating expenses — continuing (100%)	(7,416)	(3,612)	—	—	—	(11,028)
Other expenses — continuing (100%)	(7,769)	(907)	(3,973)	33	(10,765)	(23,381)
Provision for income taxes from operations — continuing (100%)	—	—	—	—	(2,370)	(2,370)
Total expenses from consolidated entities	(15,185)	(4,519)	(3,973)	33	(13,135)	(36,779)

Rental property revenues less rental property operating expenses (JV)	5,561	475	—	—	—	6,036
Other, net (JV)	1,797	90	5,902	—	(697)	7,092

Funds from operations from unconsolidated joint ventures	7,358	565	5,902	—	(697)	13,128

Minority interest (100%)	(977)	(101)	—	—	—	(1,078)
Gain on sale of undepreciated investment properties (100%)	—	—	740	—	—	740
Preferred stock dividends (100%)	—	—	—	—	(3,813)	(3,813)

Funds from operations available to common stockholders	20,674	7,784	8,276	34	(17,622)	19,146

Depreciation and amortization — continuing (100%)	(5,373)	(4,629)	—	—	—	(10,002)
Depreciation and amortization (JV)	(1,682)	(173)	(203)	—	—	(2,058)
income tax provision — continuing (100%)	10	55	—	—	—	65
Gain on sale of investment properties, net of applicable income tax provision — discontinued (100%)	125	66	—	—	—	191
Gain on sale of investment properties, net of applicable income tax provision (JV)	7	1,046	—	—	—	1,053

Net income available to common stockholders	$13,761	$4,149	$8,073	$34	$(17,622)	$8,395

Total Assets	$625,513	$454,291	$121,897	$37,200	$29,249	$1,268,150

Investment in unconsolidated joint ventures	$100,568	$5,797	$101,940	$—	$—	$208,305

Reconciliation to Consolidated Revenues

	Three Months Ended
	March 31,
	2006	2005
Total revenues from consolidated entities used for segment reporting	$46,948	$29,701
Less: rental property revenues from discontinued operations	—	(77)

Total consolidated revenues	$46,948	$29,624

	Office/Multi-
	Family	Retail	Land	Industrial	Unallocated
Three Months Ended March 31, 2005	Division	Division	Division	Division	and Other	Total
Rental property revenues — continuing (100%)	$16,017	$7,733	$—	—	$—	$23,750
Rental property revenues — discontinued (100%)	6	71	—	—	—	77
Development income, management fees and leasing and other fees (100%)	3,289	309	254	—	—	3,852
Other income (100%)	(19)	105	1,631	—	305	2,022

Total revenues from consolidated entities	19,293	8,218	1,885	—	305	29,701

Rental property operating expenses — continuing (100%)	(6,701)	(2,411)	—	—	—	(9,112)
Rental property operating expenses — discontinued (100%)	(19)	—	—	—	—	(19)
Other expenses — continuing (100%)	(1,891)	(596)	(1,758)	(148)	(8,903)	(13,296)
Other expenses — discontinued (100%)	—	—	—	—	—	—
Provision for income taxes from operations — continuing (100%)	—	—	—	—	(869)	(869)
Provision for income taxes from operations — discontinued (100%)	—	17	—	—	—	17

Total expenses from consolidated entities	(8,611)	(2,990)	(1,758)	(148)	(9,772)	(23,279)

Rental property revenues less rental property operating expenses (JV)	5,720	537	—	—	—	6,257
Other, net (JV)	(32)	—	1,749	—	(670)	1,047

Funds from operations from unconsolidated joint ventures	5,688	537	1,749	—	(670)	7,304

Minority interest (100%)	(392)					(392)
Gain on sale of undepreciated investment properties (100%)	—	—	6,766	—	—	6,766
Preferred stock dividends (100%)	—	—	—	—	(3,813)	(3,813)

Funds from operations available to common stockholders	15,978	5,765	8,642	(148)	(13,950)	16,287

Depreciation and amortization — continuing (100%)	(5,866)	(2,828)	—	—	—	(8,694)
Depreciation and amortization — discontinued (100%)	(37)	—	—	—	—	(37)
Depreciation and amortization (JV)	(2,193)	(199)	(85)	—	—	(2,477)
Gain on sale of investment properties, net of applicable income tax provision — continuing (100%)	25	36	—	—	—	61
Gain on sale of investment properties, net of applicable income tax provision — discontinued (100%)	37	—	—	—	—	37
Gain on sale of investment properties, net of applicable income tax provision (JV)	348	—	—	—	—	348

Net income available to common stockholders	$8,292	$2,774	$8,557	$(148)	$(13,950)	$5,525

Total Assets	$555,928	$306,017	$115,958	$11,516	$41,447	$1,030,866

Investment in unconsolidated joint ventures	$111,232	$11,472	$86,734	$—	$—	$209,438

7.	SUBSEQUENT EVENTS
Stock Repurchase Plan
     On May 9, 2006, the Board of Directors of the Company authorized a stock repurchase plan, which expires May 9, 2009, of up to 5,000,000 shares of the Company’s common stock.
Formation of Joint Venture
     Effective May 2, 2006, Cousins Properties Incorporated (the “Company”) entered into an agreement (the “Agreement”) to form a venture arrangement (the “Venture”) with The Prudential Insurance Company of America on behalf of a separate account managed for institutional investors by Prudential Real Estate Investors (“PREI”). Closing of the Venture is subject to the satisfaction of certain conditions. The parties anticipate the conditions to be satisfied and closing to occur (such date, the “Closing Date”) prior to the end of the second quarter of 2006. However, there can be no assurance that the conditions will be satisfied and that the Venture will ultimately close.
     In accordance with the Agreement, at the Closing Date, the Company would contribute its interests in five properties (the “Properties”) to the Venture. These properties are valued by the

Company and PREI based on arms length negotiations at an initial gross value of $342,450,074. The properties and the values to be allocated to each property under the Venture agreements are shown below:

	Rentable			Contingent			Total
	SF	Allocated Value		Value	Mortgage		Net Value
The Avenue East Cobb, Cobb County, GA	231,373	$98,250,000		—	$40,866,411	*	$57,383,589
The Avenue West Cobb, Cobb County, GA	251,186	$81,253,639		$6,978,811	—		$88,232,450
The Avenue Peachtree City, Peachtree City, GA	182,215	$57,250,000		—	—		$57,250,000
The Avenue Viera, Viera, FL	331,989	$88,621,279	**	—	—		$88,621,279
Viera MarketCenter, Viera, FL	178,339	$17,075,156		$13,571,115	—		$30,646,271

TOTALS	1,175,102	$342,450,074		$20,549,926	$40,866,411		$322,133,589

     *Based on balance of mortgage as of May 1, 2006 plus a $4,000,000 defeasance amount to reflect current market interest rates.
     **Includes an outparcel with an agreed value of $1,560,000 that the Company may withhold from the Venture contribution and, if so, the agreed value of The Avenue Viera would be reduced by such amount.
     Under the Agreement, PREI would initially agree to contribute cash to the Venture equal to the initial agreed upon net value of the Properties, approximately $301,583,663 (the “Base Contribution Amount”). The Base Contribution Amount would be contributed in four installments as shown below. Also shown below are the percentages the Company and PREI would have, respectively, in the cash flow and capital proceeds from the Properties following the cash contributions on the indicated dates:

		Total Expected
	Current	Cumulative	Cousins	PREI
Date	Contribution Amount	Contribution Amount	Percentage	Percentage

Closing Date	$100,000,000	$100,000,000	71%	29%
6/30/06	$67,194,554	$167,194,554	51%	49%
9/29/06	$67,194,554	$234,389,108	31%	69%
12/29/06	$67,194,555	$301,583,663	11.5%	88.5%
     In addition, PREI would contribute to the Venture up to an additional $20,549,926 (the “Contingent Contribution Amounts”) if certain conditions are satisfied with respect to the expansions of the The Avenue West Cobb and Viera MarketCenter, both of which are still under construction. The Contingent Contribution Amounts would be made, if at all, on or about December 29, 2006, June 30, 2007 and December 31, 2007.
     The Company would also agree to master lease a portion of the unleased space at The Avenue Viera during 2007. The maximum amount of rent payable to the Venture under the master lease would be $1,633,299 for rent, plus tenant improvement costs and commissions of up to $2,552,512. To the extent that any space subject to the master lease is actually leased to third parties pursuant to a qualifying lease, the Company would no longer be obligated under the master lease with respect to such space.
     Pursuant to the Agreement, the structure of the Venture is expected to be as follows: CP Venture IV Holdings LLC (“Parent”) would be the parent entity. Parent would own a 100% interest in each of CP Venture Five LLC (“Property Activity LLC”) and CP Venture Six LLC (“Development Activity LLC”). Upon completion of the formation of the Venture, Property Activity LLC will hold the Properties and Development Activity LLC will hold the contributed cash.
     Following the final contribution of the Base Contribution Amount by PREI, the Company, through its interest in Parent and Parent’s interest in Property Activity LLC, would have an 11.5% interest in the cash flow and capital proceeds of the Properties, and PREI would have an 88.5% interest therein. Unless both parties agree otherwise, the Venture would not be permitted to sell the Properties until the end of a four-year lock-out period.
     The parties expect that the cash contributed by PREI and held by Development Activity LLC would be used by the Venture primarily to develop commercial real estate projects, or to make acquisitions (“Developments”), in all cases as directed by the Company. In addition, Development Activity LLC has the right to make loans to the Company with any excess cash that it may hold from time to time. The parties anticipate that some of the projects currently under consideration by the Company would be undertaken by the Venture, although the Company would have no obligation to make any particular opportunity available to the Venture. Prior to any other distributions with respect to the Developments from Development Activity LLC, PREI would receive a priority current return of 6.5% per annum on an amount equal to 11.5% of its capital contributions to the Venture. PREI would also receive a liquidation preference whereby it would first be entitled to receive a distribution sufficient to allow it to achieve an overall 8.5% internal rate of return on an amount equal to 11.5% of its capital contributions to the Venture, subject to capital account limitations. After these preferences to PREI, the Company would be entitled to certain priority distributions related to the Developments. After such priority distributions, the Company and PREI would share residual distributions with respect to the Developments, 88.5% to the Company and 11.5% to PREI.
     The Company would manage the Developments and the Properties on a day-to-day basis. In particular, the Venture would engage the Company to provide property management and leasing services with respect to each of the Properties. The management and leasing agreement for each Property would have an initial term of four years. The Company and PREI would have certain discretionary decision rights and approval rights with respect to the Developments and the Properties. The Company would serve as Administrative Manager of the Venture.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Three Months Ended March 31, 2006 and 2005
Overview:
     The Company is a real estate development company with experience in the development, leasing, financing and management of office, retail and industrial properties in addition to residential land development. In addition, the Company has experience with the development and sale of multi-family products. As of March 31, 2006, the Company held interests directly or through joint ventures in 23 office or medical office properties totaling 7.4 million square feet, 13 retail properties totaling 3.8 million square feet, two industrial properties totaling 0.8 million square feet and 1,621 developed residential land lots held for sale. These interests include eight office, retail, and industrial projects under development totaling 2.8 million square feet, and two condominium projects containing 622 units. The Company also had 24 residential communities under development directly or through joint ventures in which approximately 11,900 lots remain to be developed and/or sold. In addition, the Company owns directly or through joint ventures approximately 9,300 acres of land held for future development.

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
Significant events during the quarter ended March 31, 2006 included the following:
•	Commenced operations at San Jose MarketCenter, a 360,000 square foot retail center, of which the Company owns 217,000 square feet.

•	Sold 7 acres of land in the Company’s North Point/Westside project for $1.3 million, generating a gain of $740,000.

•	Recognized a lease termination fee of $2.3 million at its 3301 Windy Ridge Parkway building.

•	Through Brad Cous Golf Venture, Ltd., sold World Golf Village, an 80,000 square foot retail center in St. Augustine, Florida, for $13.5 million. The Company’s share of the net proceeds from the sale was $6.1 million and its share of the gain was $1.0 million.

•	Through its Temco joint venture, sold 855 acres in its Seven Hills project. The Company’s share of pre-tax gains from this sale was $3.2 million.

•	Acquired 22 acres in Austin, Texas, for an office development expected to commence in the second half of 2006.

•	Acquired 260 acres in Jackson County, Georgia, for the development of Jefferson Mill Business Park, an anticipated 3.2 million square foot industrial project. In addition, the Company acquired an adjacent 44 acres that it intends to sell to potential retail users.

•	Recast its credit facility resulting in $75 million in additional capacity, a reduction in its interest rate spread over LIBOR, and additional flexibility in certain financial covenants.

•	Closed a $100 million unsecured construction facility for funding of Terminus 100.

•	Began construction of a 379,000 square foot addition to the Industrial Division’s first building at the King Mill Distribution Park.
Results of Operations:
       Rental Property Revenues. Rental property revenues increased approximately $4.7 million for the three month 2006 period compared to the three month 2005 period. Of this increase, rental property revenues for the Office/Multi-Family Division increased approximately $1.3 million. This is primarily due to an increase of approximately $645,000 from Frost Bank Tower, as its average economic occupancy increased from 56% in 2005 to 69% in 2006. Additionally, rental property revenue from One Georgia Center increased approximately $396,000, as its average economic occupancy increased from 15% in 2005 to 32% in 2006.
       Rental property revenues from the Retail Division increased approximately $3.4 million, mainly due to an increase of approximately $2.2 million in rental property revenues from The Avenue Carriage Crossing, which became partially operational in the fourth quarter of 2005. Rental property revenues from the Avenue Viera also increased approximately $450,000 in 2006, due to increased occupancy and to an expansion of the center which opened in late March 2006. The remaining increase is primarily attributable to tenant openings at San Jose MarketCenter and Viera MarketCenter.

     Rental Property Operating Expenses. Rental property operating expenses increased approximately $1.9 million in the three month 2006 period compared to the same 2005 period, mainly due to the aforementioned opening of The Avenue Carriage Crossing and San Jose MarketCenter and the increased occupancy at Frost Bank Tower.
     Multi-family Residential Unit Sales and Cost of Sales. Multi-family residential unit sales increased approximately $6.6 million and cost of sales increased approximately $5.4 million in 2006 due to the consolidation of the venture constructing the 905 Juniper project and its continued construction. The Company began consolidating this venture in June 2005 and is recognizing profits utilizing the percentage of completion method of accounting.
     Residential Lot and Outparcel Sales and Cost of Sales. Residential lot and outparcel sales increased approximately $2.9 million in 2006 mainly due to an increase in residential lot sales of $2.6 million at The Lakes at Cedar Grove residential development. Residential lot cost of sales also increased approximately $2.1 million, also primarily due to the increased sales at The Lakes at Cedar Grove.
     Interest and Other. Interest and other income increased approximately $2.3 million in 2006, mainly due to a termination fee of the same amount recognized in the first quarter of 2006. Indus International, Inc. (“Indus”), the sole tenant at the 3301 Windy Ridge Parkway building, entered into a termination agreement on 62,000 square feet of its space in 2006, which contains a termination penalty of $2.3 million.
     General and Administrative Expenses. General and administrative expenses increased approximately $1.3 million in 2006. Salaries and related benefits, including stock-based compensation expense, increased approximately $2.9 million in 2006. This increase includes approximately $940,000 of expense related to stock options, which the Company began recording in the first quarter of 2006 in conjunction with the adoption of SFAS 123(R). The increase in salaries and related benefits was partially offset by an increase in capitalized salaries to development projects of $1.4 million, as the Company has increased its development activities in 2006 as compared to the same 2005 period.
     Depreciation and Amortization. Depreciation and amortization increased approximately $1.5 million. This increase was mainly due to an increase of approximately $1.3 million from the aforementioned opening of The Avenue Carriage Crossing. The increase was also due to an increase of approximately $382,000 from the 3301 Windy Ridge Parkway building, as amortization of tenant costs related to the aforementioned Indus termination was accelerated. The increase was partially offset by a decrease in depreciation and amortization of approximately $912,000 from The Inforum, as certain tenant costs were fully amortized in 2005.
     Interest Expense. Interest expense increased approximately $832,000 in 2006 as compared to the same period in 2005. Interest expense before capitalization increased approximately $2.5 million in 2006, mainly due to an increase in interest expense on the credit facility of $2.4 million. Average borrowings outstanding on the credit facility during the 2006 period were greater than the 2005 period, due to the Company having a large balance of unexpended cash in the 2005 period and to an increase in development activity in 2006. However, as a result of the increased development activity, interest capitalized to projects under development increased approximately $1.7 million during the 2006 period, as amounts expended on projects under development was higher during 2006 as compared to the same 2005 period.
     Provision for Income Taxes from Operations. Provision for income taxes from operations increased approximately $1.5 million in 2006 as compared to the same period in 2005. The increase is mainly due to the increase in income from TRG Columbus Development Venture, Ltd, (“TRG”), CL Realty, L.L.C. and Temco Associates in 2006, as discussed in the following section. CREC, or an entity owned by CREC, is the partner in these ventures, and the Company’s share of results of operations for these ventures is included in CREC’s taxable income.

       Income from Unconsolidated Joint Ventures. (All amounts reflect the Company’s share of joint venture income based on its ownership interest in each joint venture.) Income from unconsolidated joint ventures increased approximately $6.9 million in the three months ended March 31, 2006, compared to the same period in 2005. This increase is attributable to the following:
•	Income from TRG, which is developing a condominium project in Miami, Florida, increased approximately $1.8 million in 2006. TRG was formed in May 2005 and is recognizing income using the percentage of completion method of accounting, which resulted in income initially being recognized by TRG in the fourth quarter of 2005.

•	Income from Temco Associates increased approximately $3.2 million mainly due to the sale of 855 acres of land at the venture’s Seven Hills project in 2006, which generated a gain to the Company of $3.2 million.

•	Income from CL Realty, L.L.C. increased approximately $1.1 million in 2006 mainly due to a large tract sale at the venture’s Southern Trails project in 2006, which generated a gain to the Company of $1.0 million.
       Gain on Sale of Investment Properties. The 2006 gain consisted of the following: the sale of undeveloped land at the North Point/Westside project ($740,000); and the amortization of deferred gain from CP Venture ($65,000).
       The 2005 gain consisted of the following: the sale of undeveloped land at the North Point/Westside project ($2.2 million); the sale of undeveloped land at Wildwood ($4.6 million); and the amortization of deferred gain from CP Venture ($65,000).
       Potential Sale of Assets. As a result of the potential sale of Frost Bank Tower and Bank of America Plaza discussed in the Liquidity and Capital Resources section below, the Company expects to recognize gains on sale of investment property upon closing of these transactions. In periods subsequent to the closing of these sales, the Company expects a reduction in rental property revenues, rental property operating expenses, depreciation and amortization, income from unconsolidated joint ventures and interest expense.
       Funds From Operations. The table below shows Funds From Operations Available to Common Stockholders (“FFO”) and the related reconciliation to net income available to common stockholders for the Company. In the first quarters of 2006 and 2005, the Company calculated FFO in accordance with the National Association of Real Estate Investment Trusts’ (“NAREIT”) definition, which is net income available to common stockholders (computed in accordance with accounting principles generally accepted in the United States (“GAAP”)), excluding extraordinary items, cumulative effect of change in accounting principle and gains or losses from sales of depreciable property, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures to reflect FFO on the same basis.
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

	Three Months Ended
	March 31,
	2006	2005
	(in thousands)
Net Income Available to Common Stockholders	$8,395	$5,525
Depreciation and amortization:
Consolidated properties	10,823	9,372
Discontinued properties	—	37
Share of unconsolidated joint ventures	2,062	2,543
Depreciation of furniture, fixtures and equipment and amortization of specifically identifiable intangible assets:
Consolidated properties	(821)	(678)
Share of unconsolidated joint ventures	(4)	(66)
Gain on sale of investment properties, net of applicable income tax provision:
Consolidated	(805)	(6,827)
Discontinued properties	(191)	(37)
Share of unconsolidated joint ventures	(1,053)	(348)
Gain on sale of undepreciated investment properties	740	6,766

Funds From Operations Available to Common Stockholders	$19,146	$16,287

     Stock-Based Compensation.
     The Company adopted SFAS No. 123(R), “Share-Based Payment,” on January 1, 2006 utilizing the modified prospective method. This standard requires that companies recognize compensation expense in the statement of income for the grant-date fair value of share-based awards that vest during the period. The Company calculates the grant-date fair value of its awards using the Black-Scholes model, which it also utilized under SFAS No. 123 pro forma disclosures. Assumptions used under SFAS No. 123 are not materially different from those used under SFAS No. 123(R). The impact of expensing stock options under SFAS No. 123(R) in the first quarter was approximately $0.7 million, after accounting for the effect of capitalizing salaries and related benefits of certain development and leasing personnel to projects under development and after the effect of income taxes.
Liquidity and Capital Resources
     Financial Condition.
     Summary. The Company had a significant number of projects in its development pipeline at March 31, 2006 and does not expect the number of projects or the amounts invested in development projects to decrease in the near term. It also has a large amount of undeveloped land, both consolidated and at unconsolidated joint ventures, which may progress into development projects in 2006. Additionally, the Company and its joint ventures sold a significant number of operating properties in the last several years, some of which have been replaced by completion of new developments. Given those facts, the Company anticipates an increase in the need for cash in 2006, which management believes will be satisfied through one or more of the following alternatives: additional borrowings, formations of joint ventures, capital transactions, and the selective and strategic sale of mature operating properties or parcels of land held for investment. The financial condition of the Company is discussed in further detail below.
     At March 31, 2006, the Company was subject to the following contractual obligations and commitments ($ in thousands):

		Less than			After
	Total	1 Year	2-3 Years	4-5 Years	5 years
Contractual Obligations:
Company long-term debt:
Unsecured notes payable and construction loans	$254,032	$28	$16,911	$237,093	$—
Mortgage notes payable	297,150	5,740	44,230	68,374	178,806
Interest commitments under notes payable (1)	162,602	36,375	66,727	45,092	14,408
Operating leases (ground leases)	47,057	236	521	534	45,766
Operating leases (offices)	2,042	1,595	447	—	—

Total Contractual Obligations	$762,883	$43,974	$128,836	$351,093	$238,980

Commitments:
Letters of credit	$23,542	$23,542	$—	$—	$—
Performance bonds	6,274	5,596	678	—	—
Estimated development commitments	243,370	177,960	63,910	1,500	—
Unfunded tenant improvements	11,126	11,126	—	—	—

Total Commitments	$284,312	$218,224	$64,588	$1,500	$—

(1)	Interest on variable rate obligations is based on rates effective as of March 31, 2006.
     A key element in the Company’s funding strategy for near term commitments is the formation of the venture with the Prudential Insurance Company of America on behalf of a separate account managed for institutional investors by Prudential Real Estate Investors (“PREI”) discussed in Note 7 in notes to condensed consolidated financial statements included in this report (the “Venture”). Under the terms of the proposed Venture, the Company is expected to contribute its interests in five retail properties and PREI is expected to contribute cash to the Venture equal to the agreed upon net value of the properties contributed to the Venture. The Properties are expected to be held in a limited liability company owned 11.5% by the Company and expected to be 88.5% by PREI (the “Property Activity LLC”). The cash is expected to be held in a limited liability company (the “Development Activity LLC”) which is expected to be 88.5% owned by the Company and 11.5% owned by PREI. The PREI contributions to the Venture are expected to be made in installments over the remainder of 2006. In addition, PREI may make additional contributions to the Venture in 2007 based on future leasing and development performed by the Company on the contributed properties.
     The cash held by Development Activity LLC is expected to be used to fund development projects of the Venture. The funds may be loaned to the Company in the interim until utilized for development. During 2006, the Company expects PREI to contribute $301.6 million, with additional contributions based on leasing and development of up to an additional $20.5 million in 2006 and 2007. The Company is expected to be manager of Property Activity LLC.
     In addition to capital generated from the venture formation, the Company intends to sell Frost Bank Tower and through its interest in CSC Associates, the Company intends to sell Bank of America Plaza. The Company decided to sell these assets as a result of the continued strategic review and analysis of assets it holds. These sales are expected to close in 2006 and are expected to result in capital gains that may be distributed to stockholders in the form of a special dividend.
     The Company also expects to utilize indebtedness to fund a portion of its commitments. In the first quarter, the Company created additional capacity for debt funding by expanding its existing revolving credit facility and by adding a construction facility. In March 2006, the Company recast its unsecured revolving credit facility (“Revolver”), increasing the size by $75 million to $400 million and extending the maturity date to March 2010, with an additional one year extension. The Revolver can be expanded to $500 million under certain circumstances, although the availability of the additional capacity is not guaranteed. The Revolver provides for additional flexibility in some of the financial covenants. Additionally, the Revolver imposes restrictions on the level of common and preferred dividends only if the Company’s leverage ratio, as defined in the Revolver, is greater than 55%. Generally interest is calculated under the Revolver based on the then current LIBOR interest rate plus an additional spread based on the ratio of total debt to total assets.

     As of March 31, 2006, the Company had $201.9 million drawn on its $400 million credit facility. The amount available under this credit facility is reduced by outstanding letters of credit, which were approximately $23.5 million at March 31, 2006. As of March 31, 2006, the spread over LIBOR was 0.90%.
     Also in March 2006 and simultaneous with the recast of the Revolver, the Company entered into an unsecured $100 million construction facility. While this facility is unsecured, advances under the facility are to be used to fund the construction costs of the Terminus 100 project. This facility has the same maturity date and key provisions as the Revolver. As of March 31, 2006 the Company had $35.1 million drawn on its construction facility.
     The Company’s mortgage debt is primarily non-recourse fixed-rate mortgage notes payable secured by various real estate assets. As of March 31, 2006, the weighted average interest rate on the Company’s debt was 6.58%. In addition, many of the Company’s non-recourse mortgages contain covenants which, if not satisfied, could result in acceleration of the maturity of the debt. The Company expects that it will either refinance the non-recourse mortgages at maturity or repay the mortgages with proceeds from other financings.
     As of March 31, 2006, the Company’s debt to total market capitalization ratio was 22.5%.
     The Company may also generate capital through the issuance of securities that may include but not be limited to preferred stock under an existing shelf registration statement. As of March 31, 2006, the Company had approximately $100 million available for issuance under this registration statement.
     Over the long term, the Company expects to continue to actively manage its portfolio of income producing properties and strategically sell assets to capture value for shareholders and to recycle capital for future development activities. The Company expects to continue to utilize indebtedness to fund future commitments and expects to place long term permanent mortgages on selected assets as well as utilizing construction facilities for other development assets. The Company may enter into additional joint venture arrangements to help fund future developments and may enter into additional structured transactions with third parties. While the Company does not foresee the need to issue common equity in the future, it will evaluate all public equity sources and select the most appropriate options as capital is required.
     The Company’s business model is highly dependent upon raising capital to meet development obligations. If one or more sources of capital are not available when required, the Company may be forced to raise capital on potentially unfavorable terms which could have an adverse effect on the Company’s financial position or results of operations.
     Cash Flows.
     Cash Flows from Operating Activities. Cash flows from operating activities increased $15.4 million between the three months ended March 31, 2006 and 2005. This increase is attributable to an increase in distributions received from joint ventures in excess of income of $4.8 million related to a large tract sale and distribution of net proceeds therefrom. Proceeds from lot sales also increased by $2.9 million during the quarter as a result of higher consolidated lot sales activities. The Company also received a lease termination fee of $2.3 million during the quarter. In addition, cash flows from property operations increased during the quarter.
     Cash Flows from Investing Activities. Cash used in investing activities increased $18.5 million between the three months ended March 31, 2006 and 2005. This increase is primarily the result of an increase in property acquisition and development expenditures. During the quarter, the Company purchased land for its second industrial project in Jackson County, Georgia and purchased a tract of land in Austin, Texas for a future office development, which accounted for most of the increase in property acquisition and development expenditures. In addition, proceeds from investment property sales decreased during the quarter due to fewer acres sold at the Company’s Wildwood and North

Point/Westside projects. Partially offsetting the increase in net cash used in investing activities was a change in joint venture activity in 2006. The Company made higher contributions to its unconsolidated joint ventures in 2005 as compared to 2006, in addition to receiving higher distributions from its unconsolidated joint ventures in 2006 as compared to 2005, both of which combined to decrease net cash used in investing activities.
     Cash Flows from Financing Activities. Cash provided by financing activities was $60.0 million for the three months ended March 31, 2006 compared to cash used in financing activities of $10.1 million for the three months ended March 31, 2005. The primary reason for the change is the increase in debt in the first quarter of 2006, which included net new borrowings under the Company’s credit facility, new borrowings under the unsecured construction facility and additional borrowings under the 905 Juniper construction loan. During the first quarter of 2005, the Company borrowed only $10.9 million as a result of beginning the year with $89.5 million in cash on hand.
Off Balance Sheet Arrangements
     The Company participates in a number of joint ventures, some of which it accounts for on the equity method of accounting. At March 31, 2006, the Company’s unconsolidated joint ventures had aggregate outstanding indebtedness to third parties of approximately $342.4 million, of which the Company’s share was $144.6 million. These loans are generally mortgage or construction loans that are non-recourse to the Company. In certain instances, the Company provides “non-recourse carve-out guarantees” on these non-recourse loans. The unconsolidated joint ventures also have letters of credit and/or performance bonds which the Company guarantees, which totaled approximately $8.0 million at March 31, 2006.
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
     The Company does not expect to make significant capital contributions to any of its remaining unconsolidated joint ventures in the foreseeable future.
Critical Accounting Policies
     There has been no material change in the Company’s critical accounting policies from that disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
     There has been no material change in the Company’s market risk related to its notes payable and notes receivable from that disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Item 4.	Controls and Procedures
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

     The Company’s management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls can prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. There are inherent limitations in all control systems, including the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of one or more persons. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and, while our disclosure controls and procedures are designed to be effective under circumstances where they should reasonably be expected to operate effectively, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in any control system, misstatements due to error or fraud may occur and not be detected. However, these inherent limitations are known features of the financial reporting process and were taken into account in designing the Company’s processes.
     As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer along with the Chief Financial Officer, of the effectiveness, design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based upon the foregoing, the Chief Executive Officer along with the Chief Financial Officer concluded that our disclosure controls and procedures are effective at providing reasonable assurance that all material information required to be included in our Exchange Act reports is reported in a timely manner. In addition, based on such evaluation we have identified no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 1A.	Risk Factors
     There has been no material change in the Company’s risk factors from those outlined in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
     The following table contains information about the Company’s purchases of its equity securities during the first quarter of 2006:

	PURCHASES OUTSIDE PLAN		PURCHASES INSIDE PLAN
			Total Number of Shares
	Total Number		Purchased as	Maximum Number of
	of Shares	Average Price	Part of Publicly	Shares That May Yet Be
	Purchased (1)	Paid Per Share (1)	Announced Plan (2)	Purchased Under Plan (2)
January 1-31	—	$—	—	5,000,000
February 1-28	—	—	—	5,000,000
March 1-31	20,584	33.55	—	5,000,000

Total	20,584	$33.55	—	5,000,000

(1)	Purchases of equity securities during the first quarter of 2006 related to remittances of shares of stock by employees to pay for option exercises or taxes due for option exercises.

(2)	On April 15, 2004, the Board of Directors of the Company authorized a stock repurchase plan, which expired April 15, 2006, of up to 5,000,000 shares of the Company’s common stock. No purchases were made under this plan in the first quarter of 2006. On May 9, 2006, the Board of Directors of the Company authorized a stock repurchase plan, which expires May 9, 2009, of up to 5,000,000 shares of the Company’s common stock.

Item 3.	Defaults Upon Senior Securities
     None.

Item 4.	Submission of Matters to a Vote of Security Holders
     The Company’s Annual Meeting of Stockholders was held on May 9, 2006. The following proposals were adopted by the stockholders of the Company at the annual meeting:
     (i) The election of ten Directors.
          The vote on the above was:

		Withheld
	For	Authority
Thomas D. Bell, Jr.	47,083,854	136,841
Erskine B. Bowles	47,015,434	205,261
Richard W. Courts, II	44,478,128	2,742,567
Thomas G. Cousins	47,082,703	137,992
Lillian C. Giornelli	47,074,167	146,528
S. Taylor Glover	46,459,866	760,829
James H. Hance, Jr.	47,008,669	212,026
William B. Harrison, Jr.	47,164,545	56,150
Boone A. Knox	45,420,366	1,800,329
William Porter Payne	46,856,962	363,733
(ii)	A proposal to approve an amendment to the 1999 Incentive Stock Plan to increase the number of shares of common stock available under the 1999 Incentive Stock Plan by 870,000 shares.
 The vote on the above was:

For	38,223,305
Against	1,294,084
Abstain	298,786
Broker Non-Votes	7,404,520

(iii)	A proposal to ratify the appointment of Deloitte & Touche LLP as the Company’s independent registered public accountants for the fiscal year ending December 31, 2006.
 The vote on the above was:

For	46,370,869
Against	837,499
Abstain	12,327

Item 5.	Other Information
(a)	Effective on May 9, 2006, upon approval by the shareholders at the Company’s annual meeting, the Company adopted an amendment to the 1999 Stock Incentive Plan (the “Plan”) to increase the number of shares of common stock available under the Plan by 870,000 shares. A description of the material terms of the Plan are set forth under the heading “Amendment to the 1999 Incentive Stock Plan” in the Company’s Proxy Statement filed with the Securities and Exchange Commission on April 4, 2006, which description is hereby incorporated into this Item 5 by reference. The text of the Plan, as amended and restated as of May 9, 2006, is set forth in Annex B to the Company’s Proxy Statement, which text is hereby incorporated into this Item 5 by reference. The Plan, as amended and restated, is also incorporated by reference in Exhibit 10(a)(ii) to this Quarterly Report on Form 10-Q.
As disclosed in the Current Report on Form 8-K filed on December 15, 2005, on December 9, 2005, the Compensation, Succession, Nominating and Governance Committee (the “Compensation Committee”) of the Board of Directors adopted the 2005 Restricted Stock Unit Plan (the “RSU Plan”).
As disclosed in the Current Report on Form 8-K filed on February 24, 2006, the Compensation Committee approved the grant of restricted stock units (“RSUs”) with performance conditions to Joel T. Murphy and Lawrence L. Gellerstedt. The form of the award certificate for the RSU grants was approved by the Compensation Committee on May 9, 2006, and the Restricted Stock Certificate (with Performance Criteria) is filed as in Exhibit 10(a)(iv) to this Form 10-Q. In addition, the Compensation Committee approved an amendment to the RSU Plan on May 9, 2006, which is filed as Exhibit 10 (a)(iii) to this Form 10-Q.
On May 9, 2006, the Board of Directors of the Company, on the recommendation of the Compensation Committee, approved an increase to the compensation paid to non-employee directors, as follows: (i) the annual retainer will be increased from $30,000 to $40,000; (ii) in addition to the annual option grant for 6,000 shares, non-employee directors will receive an annual grant of restricted stock or restricted stock units with a value of $20,000 for each director; and (iii) the annual retainers for the chairperson of the Audit and Compensation Committees will be increased from $5,000 to $10,000. These changes will be effective as of August 1, 2006.

Item 6.	Exhibits

3.1	Restated and Amended Articles of Incorporation of the Registrant, as amended December 15, 2005, filed as Exhibit 3(a)(i) to the Registrant’s Form 10-K for the year ended December 31, 2005, and incorporated herein by reference.

3.2	Bylaws of the Registrant, as amended April 29, 1993, filed as Exhibit 3.2 to the Registrant’s Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference.

10(a)(ii)	Cousins Properties Incorporated 1999 Incentive Stock Plan, as amended and restated, approved by the Stockholders on May 9, 2006, filed as Annex B to the Registrant’s Proxy Statement dated April 4, 2006, and incorporated herein by reference.

10(a)(iii)	Amendment No. 1 to Cousins Properties Incorporated 2005 Restricted Stock Unit Plan.

10(a)(iv)	Form of Restricted Stock Certificate (with Performance Criteria).

10(e)	Amended and Restated Credit Agreement, dated as of March 7, 2006 among Cousins Properties Incorporated as Principal Borrower; The Consolidated Entities of the Borrower from time to time designated by the Borrower as Co-Borrowers hereunder, collectively, with the Borrower, as the Borrower Parties; The Consolidated Entities of the Borrower from time to time party hereto, as the Guarantors; Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer; Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager; Commerzbank AG, New York Branch, as Syndication Agent; PNC Bank, National Association and Wells Fargo Bank, as Documentation Agents; Wachovia Bank National Association, as Managing Agent and the Other Lenders Party hereto, filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on March 13, 2006, and incorporated herein by reference.

10(f)	Construction Facility Credit Agreement, dated as of March 7, 2006 among Cousins Properties Incorporated as Borrower; The Consolidated Entities of the Borrower from time to time party hereto, as the Guarantors; Bank of America, N.A., as Administrative Agent; Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager; Commerzbank AG, New York Branch, as Syndication Agent; PNC Bank, National Association and Wells Fargo Bank, as Documentation Agents; Wachovia Bank National Association, as Managing Agent and the Other Lenders Party hereto, filed as Exhibit 10.2 to the Registrants Current Report on Form 8-K filed on March 13, 2006, and incorporated herein by reference.

11	Computation of Per Share Earnings*

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	Data required by SFAS No. 128, “Earnings Per Share,” is provided in Note 4 to the condensed consolidated financial statements included in this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COUSINS PROPERTIES INCORPORATED

/s/ James A. Fleming

James A. Fleming
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)
May 10, 2006