Form 10-Q
period 2006-06-30
COUSINS PROPERTIES INC
filed 2006-08-09
CIK 25232

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission file number: 0-3576
COUSINS PROPERTIES INCORPORATED
(Exact name of registrant as specified in its charter)

GEORGIA	58-0869052
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2500 Windy Ridge Parkway, Suite 1600, Atlanta, Georgia	30339
(Address of principal executive offices)	(Zip Code)
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
Large accelerated filer ☑           Accelerated filer ☐           Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 3, 2006
Common Stock, $1 par value per share	50,911,360 shares

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three and six months ended June 30, 2006 and 2005
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
PART II – OTHER INFORMATION
Item 1. Legal Proceedings
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits
SIGNATURES
EX-31.1 CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER
EX-31.2 CERTIFICATION OF THE CHIEF FINANCIAL OFFICER
EX-32.1 CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER
EX-32.2 CERTIFICATION OF THE CHIEF FINANCIAL OFFICER

FORWARD-LOOKING STATEMENTS
     Certain matters discussed in this report are forward-looking statements within the meaning of the federal securities laws and are subject to uncertainties and risks, including, but not limited to, statements regarding the entry into purchase and sales agreements, the satisfaction of certain conditions to the agreements, the expected closing date of such transactions and the effect of such transactions on the Company. Other risks include general and local economic conditions, local real estate conditions, including downtown Atlanta, Georgia, the activity of others developing competitive projects, the cyclical nature of the real estate industry, the financial condition of existing tenants, interest rates, the Company’s ability to obtain favorable financing or zoning, environmental matters, the effects of terrorism, the failure of assets under contract for purchase and sale to ultimately close and additional risks detailed from time to time in the Company’s filings with the Securities and Exchange Commission, including the Company’s Report on the Annual Report on Form 10-K for the year ended December 31, 2005. The words “believes,” “expects,” “anticipates,” “estimates,” “would” and similar expressions are intended to identify forward-looking statements. Although the Company believes that its plans, intentions and expectations reflected in any forward-looking statement are reasonable, the Company can give no assurance that these plans, intentions or expectations will be achieved. Such forward-looking statements are based on current expectations and speak as of the date of such statements. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of future events, new information or otherwise.

PART I – FINANCIAL INFORMATION
     Item 1. Financial Statements.
COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share and per share amounts)

	June 30,	December 31,
	2006	2005
ASSETS
PROPERTIES:
Operating properties, net of accumulated depreciation of $133,913 in 2006 and $158,700 in 2005	$424,818	$572,466
Land held for investment or future development	96,643	62,059
Projects under development	315,775	241,711
Residential lots under development	8,477	11,577

Total properties	845,713	887,813

CASH AND CASH EQUIVALENTS	16,116	9,336
RESTRICTED CASH	2,358	3,806
RECEIVABLE FROM VENTURE PARTNER	133,375	—
NOTES AND OTHER RECEIVABLES, net of allowance for doubtful accounts of $1,244 and $781 in 2006 and 2005, respectively	28,917	40,014
INVESTMENT IN UNCONSOLIDATED JOINT VENTURES	234,644	217,232
OTHER ASSETS, including goodwill of $8,326 in 2006 and $8,324 in 2005	39,866	30,073

TOTAL ASSETS	$1,300,989	$1,188,274

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
NOTES PAYABLE	$404,612	$467,516
ACCOUNTS PAYABLE AND ACCRUED LIABILITIES	74,300	55,791
DEFERRED GAIN	154,580	5,951
DEPOSITS AND DEFERRED INCOME	2,394	2,551

TOTAL LIABILITIES	635,886	531,809

MINORITY INTERESTS	58,175	24,185

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS’ INVESTMENT:
Preferred stock, 20,000,000 shares authorized, $1 par value:
7.75% Series A cumulative redeemable preferred stock, $25 liquidation preference; 4,000,000 shares issued and outstanding	100,000	100,000
7.50% Series B cumulative redeemable preferred stock, $25 liquidation preference; 4,000,000 shares issued and outstanding	100,000	100,000
Common stock, $1 par value, 150,000,000 shares authorized, 53,564,472 and 53,357,151 shares issued in 2006 and 2005, respectively	53,564	53,357
Additional paid-in capital	320,329	321,747
Treasury stock at cost, 2,691,582 shares	(64,894)	(64,894)
Unearned compensation	—	(8,495)
Cumulative undistributed net income	97,929	130,565

TOTAL STOCKHOLDERS’ INVESTMENT	606,928	632,280

TOTAL LIABILITIES AND STOCKHOLDERS’ INVESTMENT	$1,300,989	$1,188,274

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
REVENUES:
Rental property revenues	$29,798	$24,252	$58,242	$48,002
Fee income	4,185	3,969	8,922	7,821
Multi-family residential unit sales	15,136	—	21,715	—
Residential lot and outparcel sales	3,129	4,449	7,634	6,060
Interest and other	861	742	3,544	1,153

	53,109	33,412	100,057	63,036

COSTS AND EXPENSES:
Rental property operating expenses	11,746	9,723	22,774	18,835
General and administrative expenses	9,906	8,217	19,838	16,893
Depreciation and amortization	13,689	9,523	24,512	18,895
Multi-family residential unit cost of sales	12,377	—	17,735	—
Residential lot and outparcel cost of sales	2,298	3,023	5,501	4,142
Interest expense	4,880	2,103	8,493	4,884
Loss on extinguishment of debt	2,764	—	2,764	—
Other	481	386	935	428

	58,141	32,975	102,552	64,077

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE TAXES AND INCOME FROM UNCONSOLIDATED JOINT VENTURES	(5,032)	437	(2,495)	(1,041)

PROVISION FOR INCOME TAXES FROM OPERATIONS	(1,926)	(1,057)	(4,296)	(1,926)

MINORITY INTEREST IN INCOME OF CONSOLIDATED SUBSIDIARIES	(1,313)	(397)	(2,391)	(789)

INCOME FROM UNCONSOLIDATED JOINT VENTURES	8,404	5,608	20,527	10,783

INCOME FROM CONTINUING OPERATIONS BEFORE GAIN ON SALE OF INVESTMENT PROPERTIES	133	4,591	11,345	7,027

GAIN ON SALE OF INVESTMENT PROPERTIES, NET OF APPLICABLE INCOME TAX PROVISION	61	5,578	866	12,405

INCOME FROM CONTINUING OPERATIONS	194	10,169	12,211	19,432

DISCONTINUED OPERATIONS, NET OF APPLICABLE INCOME TAX PROVISION:
Income from discontinued operations	—	109	—	147
Gain on sale of investment properties	135	—	326	37

	135	109	326	184

NET INCOME	329	10,278	12,537	19,616

DIVIDENDS TO PREFERRED STOCKHOLDERS	(3,812)	(3,812)	(7,625)	(7,625)

NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	$(3,483)	$6,466	$4,912	$11,991

PER SHARE INFORMATION — BASIC:
Income (loss) from continuing operations	$(0.07)	$0.13	$0.09	$0.24
Income from discontinued operations	0.00	0.00	0.01	0.00

Net income (loss) available to common stockholders	$(0.07)	$0.13	$0.10	$0.24

PER SHARE INFORMATION — DILUTED:
Income (loss) from continuing operations	$(0.07)	$0.13	$0.09	$0.23
Income from discontinued operations	0.00	0.00	0.00	0.00

Net income (loss) available to common stockholders	$(0.07)	$0.13	$0.09	$0.23

CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.37	$0.37	$0.74	$0.74

WEIGHTED AVERAGE SHARES — BASIC	50,385	49,924	50,377	49,856

WEIGHTED AVERAGE SHARES — DILUTED	50,385	51,586	52,019	51,591

See notes to condensed consolidated financial statements.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands, except per share amounts)

	Six Months Ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,537	$19,616
Adjustments to reconcile net income to net cash flows provided by operating activities:
Gain on sale of investment properties, net of income tax provision	(1,192)	(12,442)
Loss on extinguishment of debt	2,764	—
Depreciation and amortization	24,512	19,175
Amortization of deferred financing costs	536	671
Amortization of unearned compensation	3,309	1,563
Effect of recognizing rental revenues on a straight-line or market basis	(2,053)	(1,603)
Operating distributions from unconsolidated joint ventures in excess of income	1,160	—
Residential lot, outparcel and multi-family cost of sales	22,787	3,895
Residential lot, outparcel and multi-family acquisition and development expenditures	(10,344)	(2,274)
Income tax benefit from stock options	—	646
Changes in other operating assets and liabilities:
Change in other receivables	12,980	1,833
Change in accounts payable and accrued liabilities	10,966	623

Net cash provided by operating activities	77,962	31,703

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from investment property sales	1,522	17,966
Proceeds from venture formation, net of closing and transaction costs	163,339	—
Property acquisition and development expenditures	(152,760)	(129,685)
Investment in unconsolidated joint ventures	(5,583)	(12,040)
Distributions from unconsolidated joint ventures in excess of income	7,740	9,561
Investment in notes receivable	(1,196)	(8)
Change in other assets, net	(9,100)	1,557
Change in restricted cash	1,448	(808)

Net cash provided by (used in) investing activities	5,410	(113,457)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of credit and construction facilities	(642,436)	(94,670)
Borrowings from credit and construction facilities	628,801	142,478
Payment of loan issuance costs	(1,995)	(17)
Proceeds from other notes payable or construction loans	8,726	—
Repayment of other notes payable or construction loans	(21,168)	(2,588)
Common stock issued, net of expenses	3,236	5,359
Tax benefit from stock transactions	286	—
Common dividends paid	(37,548)	(37,232)
Preferred dividends paid	(7,625)	(6,979)
Contributions from minority partners	247	—
Distributions to minority partners	(7,116)	(926)

Net cash provided by (used in) financing activities	(76,592)	5,425

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,780	(76,329)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	9,336	89,490

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$16,116	$13,161

See notes to condensed consolidated financial statements.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(UNAUDITED)
1. BASIS OF PRESENTATION
     The condensed consolidated financial statements included herein include the accounts of Cousins Properties Incorporated (“Cousins” or “the Company”) and its consolidated subsidiaries, including Cousins Real Estate Corporation and its subsidiaries (“CREC”). All of the entities included in the condensed consolidated financial statements are hereinafter referred to collectively as the “Company.”
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
     The condensed consolidated financial statements are unaudited and were prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, these financial statements reflect all adjustments necessary (which adjustments are of a normal and recurring nature) for the fair presentation of the Company’s financial position as of June 30, 2006 and results of operations for the three and six month periods ended June 30, 2006 and 2005. Results of operations for the six months ended June 30, 2006 are not necessarily indicative of results expected for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. These condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The accounting policies employed are the same as those shown in Note 1 to the consolidated financial statements included in such Form 10-K. Certain 2005 amounts have been reclassified to conform to the 2006 presentation.

2. CASH FLOWS SUPPLEMENTAL INFORMATION
     The following table summarizes supplemental information related to cash flows ($ in thousands):

	Six Months Ended June 30,
	2006	2005
Interest paid, net of amounts capitalized	$4,914	$4,629
Income taxes paid, net of refunds	5,988	2,166

Non-Cash Transactions
Transfer from operating properties to land	7,250	—
Transfer from land to projects under development	4,783	18,538
Transfer from projects under development to land	1,486	1,816
SAB 51 gain, net of tax, recorded in investment in joint ventures and additional paid-in capital	453	—
Transfer from other assets to land	228	—
Transfers related to venture formation (see Note 6 herein):
Projects under development to investment in joint venture	3,980	—
Operating properties to investment in joint venture	16,019	—
Accrued capital expenditures excluded from development and acquisition expenditures	9,420	1,906
Receipt of promissory note for expense reimbursement	—	500
Transfer from land to investment in joint venture	—	14,198
Transfer from projects under development to held-for-sale properties	—	11,387
Transfer from land to held-for-sale properties	—	4,041
Transfer from projects under development to operating properties	—	6,387
Transfer from investment in joint venture upon consolidation of 905 Juniper to:
Projects under construction	—	(8,940)
Restricted cash	—	(1,098)
Notes and other receivables	—	(2,077)
Notes payable	—	2,548
Accounts payable and accrued liabilities	—	1,619
Minority interest	—	875
Investment in unconsolidated joint venture	—	7,073

3. NOTES PAYABLE, INTEREST EXPENSE AND COMMITMENTS AND CONTINGENCIES
     The following table summarizes the terms and amounts of the notes payable outstanding at June 30, 2006 and December 31, 2005 ($ in thousands):

		Term/		Balance	Balance
		Amortization		Outstanding	Outstanding
		Period	Final	at December 31,	at June 30,
Description	Rate	(Years)	Maturity	2005	2006
Credit facility (a maximum of	Floating based
$400,000), unsecured	on LIBOR	4/N/A	3/07/10	$—	$99,200
Construction facility (a maximum of	Floating based
$100,000), unsecured	on LIBOR	4/N/A	3/07/10	—	45,200
Credit facility (a maximum of	Floating based
$325,000 at 12/31/05), unsecured	on LIBOR	3/N/A	9/14/07	158,035	—
Note secured by Company’s interest in CSC Associates, L.P.	6.96%	10/20	3/01/12	141,125	139,732
The Avenue East Cobb mortgage note	8.39%	10/30	8/1/10	37,058	—
333/555 North Point Center East mortgage note	7.00%	10/25	11/01/11	30,232	29,907
Meridian Mark Plaza mortgage note	8.27%	10/28	9/01/10	23,975	23,792
100/200 North Point Center East mortgage note (interest only until 12/31/06)	7.86%	10/25	8/01/07	22,365	22,365
The Points at Waterview mortgage note	5.66%	10/25	1/01/16	18,500	18,358
600 University Park Place mortgage note	7.38%	10/30	8/10/11	13,350	13,261
905 Juniper construction loan (a maximum of $20,500)	LIBOR+2.0%	3/N/A	12/1/07	11,252	—
Lakeshore Park Plaza mortgage note	6.78%	10/20	11/01/08	9,359	9,223
King Mill Project I member loan (a maximum of $2,839)	9.00%	3/N/A	8/30/08	1,715	2,420
King Mill Project I second member loan (a maximum of $2,349)	9.00%	3/N/A	6/26/09	—	697
Other miscellaneous notes	Various	Various	Various	550	457

Notes payable				$467,516	$404,612

     The Company had $99.2 million drawn on its unsecured credit facility as of June 30, 2006 and, net of $9.5 million reserved for outstanding letters of credit, the Company had $291.3 million available for future borrowings under this facility. The Company had $45.2 million drawn on its construction facility as of June 30, 2006, with $54.8 million available for future borrowings under this facility. In conjunction with the venture formation on June 29, 2006, as described in Note 6 herein, the Avenue East Cobb mortgage note payable was assumed by CP Venture Five LLC.
     For the three and six months ended June 30, 2006 and 2005, interest expense was recorded as follows ($ in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Incurred	$9,774	$6,449	$18,428	$12,590
Capitalized	(4,894)	(4,346)	(9,935)	(7,706)

Expensed	$4,880	$2,103	$8,493	$4,884

     At June 30, 2006, the Company had outstanding letters of credit and performance bonds of $28.5 million. The Company has several projects under development for which it estimates development commitments of $191.0 million at June 30, 2006. Additionally, the Company has obligations as a lessor of office, retail and industrial space to fund approximately $14.1 million in tenant improvements as of June 30, 2006. As a lessee, the Company has obligations under ground and office leases of approximately $47.5 million at June 30, 2006.
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
     Weighted average shares-basic and weighted average shares-diluted were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Weighted average shares-basic	50,385	49,924	50,377	49,856
Dilutive potential common shares	—	1,662	1,642	1,735

Weighted average shares-diluted	50,385	51,586	52,019	51,591

Anti-dilutive options not included	2,540	892	895	892

     Because the Company reported a net loss available to common stockholders for the three months ended June 30, 2006, the effect of all outstanding options on per share earnings was anti-dilutive, and these options were excluded from the calculation of weighted average shares-diluted.
5. STOCK-BASED COMPENSATION
     The Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 123(R), “Share-Based Payment,” in the quarter beginning January 1, 2006. SFAS 123(R) requires that compensation expense be recognized in the statement of income for the grant-date fair value of share-based awards which vested during the period.
     The Company has several stock-based compensation plans — stock options, restricted stock and restricted stock units — that are described in Note 6 of “Notes to Consolidated Financial Statements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The Company previously accounted for its plans under Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” which required the recording of compensation expense for some, but not all, stock-based compensation. The Company did not record stock-based compensation expense for stock options in the consolidated statements of income prior to January 1, 2006, as all stock options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.
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
     Compensation expense arising from share-based payment arrangements granted to employees is being recognized in general and administrative expense in the 2006 condensed consolidated statement of income over the related awards’ vesting period. A portion of share-based payment expense is capitalized to projects under development as it is a part of the total compensation of certain leasing and development personnel. Compensation expense for the Company’s share-based payment arrangements is as follows ($ in thousands, except per share amounts):

	Three Months Ended	Six Months Ended
	June 30, 2006	June 30, 2006
Expense for share-based payment arrangements	$(1,905)	$(4,018)
Amounts capitalized for share-based payment arrangements	601	1,213
Effect on provision for income taxes from share-based payment arrangements	75	159

Effect on income from continuing operations and net income	$(1,229)	$(2,646)

Effect on basic earnings per share	$(0.01)	$(0.01)
Effect on diluted earnings per share	$(0.02)	$(0.02)
Effect on cash flows from operating activities	$—	$—
Effect on cash flows from financing activities	$182	$286
     Upon adoption of SFAS 123(R), $8.5 million of unearned compensation related to the Company’s restricted stock, which was previously accounted for under APB No. 25, was reclassified to additional paid-in capital. As of June 30, 2006, there was $10.1 million of total unrecognized compensation cost related to restricted stock and stock options, which will be recognized over a weighted average period of 1.4 years.
     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The risk free interest rate utilized in the Black-Scholes calculation is the interest rate on U.S. Treasury Strips having the same life as the estimated life of the Company’s option awards. Expected life of the options granted was computed using historical data reflecting actual hold periods plus an estimated hold period for unexercised options outstanding using the mid-point between 2006 and the expiring date. Expected volatility is based on the historical volatility of the Company’s stock over a period relevant to the related stock option grant. No options were granted in the second quarter of 2005. The second quarter 2006 grant had the following weighted average assumptions and fair value:

Three Months Ended
June 30, 2006
Risk free interest rate	5.08%
Expected life	6.74 years
Expected volatility	20.70%
Expected dividend yield	4.92%
Weighted average fair value of options granted	$4.53
     If the Company had applied the fair value recognition provisions of SFAS No. 123 to options granted under the Company’s stock option plans prior to January 1, 2006, pro forma results would have been as follows ($ in thousands, except per share amounts):

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
Net income available to common stockholders, as reported	$6,466	$11,991
Add: Stock-based employee compensation expense included in reported net income, net of related tax effect	733	1,468
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effect	(1,544)	(3,014)

Pro forma net income available to common stockholders	$5,655	$10,445

Net income per common share:
Basic — as reported	$0.13	$0.24
Basic — pro forma	$0.11	$0.21
Diluted — as reported	$0.13	$0.23
Diluted — pro forma	$0.11	$0.20
     The following table summarizes stock option activity for the first half of 2006 ($ in thousands, except per share amounts):

		Weighted— Average	Aggregate
	Number of Shares	Exercise Price	Intrinsic Value
Outstanding at December 31, 2005	6,177	$22.01
Granted	48	33.05
Exercised	(234)	16.35
Forfeited	(67)	26.76

Outstanding at June 30, 2006	5,924	$22.27	$51,677

Exercisable at June 30, 2006	3,948	$19.92	$43,641

     At June 30, 2006, the weighted-average remaining contractual life of options outstanding and exercisable was 6.4 and 5.4 years, respectively. The total intrinsic value of options exercised was $2.3 million and $3.5 million for the three and six months ended June 30, 2006, respectively.
     The following table summarizes restricted stock activity for the first half of 2006 ($ in thousands, except per share amounts):

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value
Non-vested stock at December 31, 2005	413	$29.44
Granted	—	—
Exercised	—	—
Forfeited	(9)	31.05

Non-vested stock at June 30, 2006	404	$29.41

     The Company also has a restricted stock unit (“RSU”) plan whereby employees are paid cash based on the value of the Company’s common stock on vesting dates in the future. Certain of the Company’s RSUs provide for the payment of dividends equal to the Company’s quarterly dividend.

All RSUs are accounted for as liability awards under SFAS No. 123(R). The value of the liability related to the RSUs is remeasured each reporting period based upon the fair value calculated using the Black-Scholes option pricing model at period end. The Company recognized expense related to RSUs in the three and six month periods ending June 30, 2006 of approximately $0.3 million and $0.5 million, respectively, after capitalization to projects under development and income taxes. As of June 30, 2006, there was approximately $6.8 million of unrecognized compensation cost related to RSUs, which will be recognized over a weighted average period of 3.8 years. A rollforward of RSUs at June 30, 2006 is as follows (in thousands):

Outstanding at December 31, 2005	87
Granted	200
Exercised	—
Forfeited	(4)

Outstanding at June 30, 2006	283

6. FORMATION OF JOINT VENTURE
     Effective May 2, 2006, the Company entered into an agreement (the “Agreement”) to form a venture arrangement (the “Venture”) with The Prudential Insurance Company of America on behalf of a separate account managed for institutional investors by Prudential Real Estate Investors (“PREI”). The Venture closed on June 29, 2006 (the “Closing Date”).
     In accordance with the Agreement, at the Closing Date, the Company contributed its interests in five properties (the “Properties”) to the Venture. The Properties were valued by the Company and PREI based on arms length negotiations at an initial gross fair value, before contingent value as described below, of $340,890,074. The Properties and the values allocated to each property under the Venture agreements are as follows:

	Rentable		Contingent		Total
	SF	Allocated Value	Value	Mortgage*	Net Value
The Avenue East Cobb, Cobb County, GA	231,373	$98,250,000	—	$40,827,327	$57,422,673
The Avenue West Cobb, Cobb County, GA	251,186	$81,253,639	$6,978,811	—	$88,232,450
The Avenue Peachtree City, Peachtree City, GA	182,215	$57,250,000	—	—	$57,250,000
The Avenue Viera, Viera, FL	331,989	$87,061,279	—	—	$87,061,279
Viera MarketCenter, Viera, FL	178,339	$17,075,156	$13,571,115	—	$30,646,271
TOTALS	1,175,102	$340,890,074	$20,549,926	$40,827,327	$320,612,673

*     Based on balance of mortgage as of June 29, 2006 plus a $4,000,000 defeasance amount to reflect current market interest rates.

     Under the Agreement, PREI is obligated to contribute cash to the Venture equal to the initial agreed upon net value of the Properties, approximately $300,062,747 (the “Base Contribution Amount”). The Base Contribution Amount will be contributed in three installments in the amounts and on or about the dates shown below. Also shown below are the percentages the Company and PREI will have, respectively, in the cash flow and capital proceeds from the Properties following the cash contributions on the indicated dates:

		Total Expected
	Current	Cumulative	Cousins	PREI
Date	Contribution Amount	Contribution Amount	Percentage	Percentage
Closing Date	$166,687,582	$166,687,582	51%	49%
9/29/06	$66,687,582	$233,375,164	31%	69%
12/29/06	$66,687,582	$300,062,747	11.5%	88.5%
     In addition, PREI will contribute to the Venture up to an additional $20,549,926 (the “Contingent Contribution Amounts”) if certain conditions are satisfied with respect to the expansions of the The Avenue West Cobb and Viera MarketCenter, both of which are still under construction. The Contingent Contribution Amounts would be made on or about December 29, 2006, June 30, 2007 and December 31, 2007.
     The Company also agreed to master lease a portion of the unleased space at The Avenue Viera during 2007. The maximum amount of rent payable to the Venture under the master lease would be $1,633,299 for rent, plus tenant improvement costs and commissions of up to $2,552,512. To the extent that any space subject to the master lease is actually leased to third parties pursuant to a qualifying lease, the Company would no longer be obligated under the master lease with respect to such space.
     Pursuant to the Agreement, the structure of the Venture is as follows: CP Venture IV Holdings LLC (“Parent”) is the parent entity. Parent owns a 100% interest in each of CP Venture Five LLC (“Property Activity LLC”) and CP Venture Six LLC (“Development Activity LLC”). Property Activity LLC holds the Properties and Development Activity LLC holds rights to the contributed cash.
     Following the final contribution of the Base Contribution Amount by PREI, the Company, through its interest in Parent and Parent’s interest in Property Activity LLC, will have an 11.5% interest in the cash flow and capital proceeds of the Properties, and PREI will have an 88.5% interest therein. Unless both parties agree otherwise, the Venture is not permitted to sell the Properties until the end of a four-year lock-out period.
     The parties expect that the cash contributed by PREI will be used by Development Activity LLC primarily to develop commercial real estate projects or to make acquisitions, in all cases as directed by the Company (“Developments”). In addition, Development Activity LLC has the right to make loans to the Company with any excess cash that it may hold from time to time. The parties anticipate that some of the projects currently under consideration by the Company will be undertaken by the Venture, although the Company has no obligation to make any particular opportunity available to the Venture. Prior to any other distributions with respect to the Developments from Development Activity LLC, PREI will receive a priority current return of 6.5% per annum on an amount equal to 11.5% of its capital contributions to the Venture. PREI may also receive a liquidation preference whereby it would be entitled to receive a distribution sufficient to allow it to achieve an overall 8.5% internal rate of return on an amount equal to 11.5% of its capital contributions to the Venture, subject to capital account limitations. After these preferences to PREI, the Company will be entitled to certain priority distributions related to the Developments. After such priority distributions, the Company and PREI will share residual distributions, if any, with respect to the Developments, 88.5% to the Company and 11.5% to PREI.

     The Company manages the Developments and the Properties on a day-to-day basis. In particular, the Venture engaged the Company to provide property management and leasing services with respect to each of the Properties. The management and leasing agreements for each Property have an initial term of four years. The Company and PREI have certain discretionary decision rights and approval rights with respect to the Developments and the Properties. The Company serves as Administrative Manager of the Venture.
     The Company is accounting for its interest in Property Activity LLC under the equity method of accounting in accordance with APB No. 18 and consolidating the assets and results of operations of Development Activity LLC, with PREI’s share in this entity recorded as minority interest. Development Activity LLC loaned the first contribution of $167 million from PREI to the Company, which utilized the contribution to reduce amounts outstanding under its credit facility and recorded the remaining two contributions of $133 million as a receivable from venture partner at June 30, 2006. The net book value of the Properties was removed from operating properties and projects under development as of the Closing Date, and an investment in unconsolidated joint ventures was recorded using 11.5% of the Company’s original basis in the Properties. The Company is entitled to 51% of the operations of the Properties until the second contribution is received in September 2006, at which point it will recognize 31% of the operations until December 2006, at which time it will reach its ultimate ownership percentage of 11.5%.
     The contribution of the Properties was treated as a sale for accounting purposes using guidance as outlined in SFAS No. 66, “Accounting for Sales of Real Estate.” However, the Company did not recognize any gain in the income statement related to the Venture formation as the consideration received did not meet the rules in SFAS No. 66 for income statement gain recognition. The gain was included in the Deferred Gain line item on the Company’s Condensed Consolidated Balance Sheet and was calculated as 88.5% of the difference between the book value of the Properties and the fair value as detailed above. The Avenue East Cobb was contributed to the Venture encumbered by a mortgage note payable. As discussed above, the Base Contribution amount was adjusted for an estimate of the difference between the stated interest rate per the mortgage note payable and current interest rates. The Company calculated a mark-to-market debt adjustment upon closing and recorded 88.5% of this adjustment as a loss on extinguishment of debt in the Condensed Consolidated Statement of Income.
7. DISCONTINUED OPERATIONS
     The Company sold Hanover Square South, a 193,000 square foot retail center, of which the Company owned 69,000 square feet, in the third quarter of 2005. For the three and six month 2006 periods, gain on sale of investment properties includes an adjustment to cost on sale of this property of $120,000 and $185,000, respectively. In addition, the Company had adjustments to cost on sale of properties sold in 2004 of $15,000 and $141,000 in the three and six month 2006 periods, respectively.

     The following details the components of income from discontinued operations for Hanover Square South ($ in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
Rental property revenues	$209	$286
Rental property operating expenses	(28)	(47)
Depreciation and amortization	(31)	(68)
Provision for income taxes	(41)	(24)

	$109	$147

8. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES
     The Company describes its investments in unconsolidated joint ventures in Note 4 to its Annual Report on Form 10-K for the year ended December 31, 2005 and discusses CP Venture IV and related entities in Note 6 of this Form 10-Q. The following table summarizes balance sheet financial data of unconsolidated joint ventures in which the Company had ownership interests at June 30, 2006 and at December 31, 2005 and income statement financial data for the six months ended June 30, 2006 and June 30, 2005 ($ in thousands):

							Company's
	Total Assets		Total Debt		Total Equity		Investment
	2006	2005	2006	2005	2006	2005	2006	2005
SUMMARY OF FINANCIAL POSITION:
Charlotte Gateway Village, LLC	$183,700	$184,469	$149,795	$154,775	$30,911	$29,072	$10,519	$10,536
CSC Associates, L.P.	152,805	151,931	—	—	145,252	145,883	74,404	74,701
285 Venture, LLC	79	137	—	—	57	52	28	26
Crawford Long — CPI, LLC	44,305	45,630	52,808	53,201	(10,286)	(8,838)	(3,824)	(3,077)
Ten Peachtree Place Associates	28,729	29,213	29,078	29,300	(985)	360	(2,004)	(1,734)
Wildwood Associates	21,989	22,242	—	—	21,818	21,917	(1,340)	(1,291)
CPI/FSP I, L.P.	3,307	3,236	—	—	3,236	3,236	1,644	1,644
Cousins LORET Venture, L.L.C.	—	—	—	—	—	101	—	(3)
CC-JM II Associates	—	4	—	—	—	4	—	(7)
CP Venture LLC entities	135,162	138,832	23,758	24,187	111,789	112,792	7,100	7,271
CP Venture IV LLC entities	341,317	—	39,854	—	300,130	—	20,028	—
Brad Cous Golf Venture, Ltd.	140	9,916	—	—	(115)	9,880	57	5,264
CL Realty, L.L.C.	124,621	108,611	10,952	45,174	109,335	105,828	64,675	59,444
Temco Associates	62,585	68,178	4,024	4,631	56,463	61,163	28,961	35,150
Pine Mountain Builders, LLC	6,635	8,386	739	1,628	1,848	1,126	1,045	767
Handy Road Associates, LLC	5,554	5,335	3,204	3,017	2,303	2,282	2,223	2,371
TRG Columbus Development Venture, Ltd.	138,625	60,921	41,186	29,086	40,986	28,207	21,340	16,628
Other	—	—	—	—	—	—	9,788	9,542

	$1,249,553	$837,041	$355,398	$344,999	$812,742	$513,065	$234,644	$217,232

					Company's Share of
	Total Revenues		Net Income (Loss)		Net Income (Loss)
	2006	2005	2006	2005	2006	2005
SUMMARY OF OPERATIONS:
Charlotte Gateway Village, LLC	$15,282	$15,017	$2,445	$2,153	$588	$570
CSC Associates, L.P.	26,404	25,663	10,929	10,865	5,483	5,395
285 Venture, LLC	5	2,745	4	(310)	2	(234)
Crawford Long — CPI, LLC	5,277	4,928	553	457	253	204
Ten Peachtree Place Associates	3,544	3,412	427	303	255	157
Wildwood Associates	—	36	(97)	(192)	(49)	(96)
CPI/FSP I, L.P.	—	3	—	4	—	1
Cousins LORET Venture, L.L.C.	—	(1)	—	(74)	—	(36)
CC-JM II Associates	—	—	(1)	696	6	348
CP Venture LLC entities	11,460	5,706	4,190	4,660	509	561
CP Venture IV LLC entities	158	—	12	—	28	—
Brad Cous Golf Venture, Ltd.	178	696	3,131	170	1,108	85
CL Realty, L.L.C.	16,014	18,513	7,219	4,136	3,421	2,237
Temco Associates	31,066	11,370	9,839	2,739	4,645	1,200
Pine Mountain Builders, LLC	10,008	7,485	1,123	823	436	343
Handy Road Associates, LLC	133	—	(79)	—	(198)	—
905 Juniper Venture, LLC	—	2,856	—	714	—	514
TRG Columbus Development Venture, Ltd.	40,278	—	11,604	—	4,426	—
Other	—	—	90	—	(386)	(466)

	$159,807	$98,429	$51,389	$27,144	$20,527	$10,783

9. REPORTABLE SEGMENTS
     The Company has four reportable segments: Office/Multi-Family, Retail, Land, and Industrial. The Office/Multi-family division develops, leases and manages owned and third-party owned office buildings and invests in and/or develops for-sale multi-family real estate products. The Retail and Industrial divisions develop, lease and manage retail and industrial centers, respectively. The Land Division owns various tracts of land that are held for investment or future development. The Land Division also develops single-family residential communities that are parceled into lots and sold to various homebuilders or sold as undeveloped tracts of land. The Company’s reportable segments are categorized based on the type of product the division provides. The divisions are managed separately because each product they provide has separate and distinct development issues, leasing and/or sales strategies and management issues. The divisions also match the manner in which the chief operating decision maker reviews results and information and allocates resources. The unallocated and other category in the following table includes general corporate overhead costs not specific to any segment, interest expense, as financing decisions are not generally made at the reportable segment level, income taxes and preferred dividends.
     Company management evaluates the performance of its reportable segments based on funds from operations available to common stockholders (“FFO”). FFO is a supplemental operating performance measure used in the real estate industry. The Company calculated FFO using the National Association of Real Estate Investment Trusts’ (“NAREIT”) definition of FFO, which is net income available to common stockholders (computed in accordance with GAAP), excluding extraordinary items, cumulative effect of change in accounting principle and gains or losses from sales of depreciable property, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures to reflect FFO on the same basis. The Company has presented the NAREIT-defined calculation and an adjusted NAREIT-defined calculation of FFO in 2006 to add back the loss on extinguishment of debt recognized in the second quarter of 2006 related to the Venture formation described in Note 6 herein. The Company presented this additional measure of FFO because the loss on extinguishment of debt related to the sale or exchange of real estate, and all other amounts related to sales or exchanges of real estate are excluded from FFO.
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
     The following tables summarize the operations of the Company’s reportable segments for the three and six months ended June 30, 2006 and 2005. The notations (100%) and (JV) used in the following tables indicate wholly-owned and unconsolidated joint ventures, respectively, and all amounts are in thousands.

	Office/Multi-			Industrial	Unallocated and
Three Months Ended June 30, 2006	Family Division	Retail Division	Land Division	Division	Other	Total
Rental property revenues — continuing (100%)	$17,331	$12,467	$—	$—	$—	$29,798
Fee income (100%)	3,592	324	269	—	—	4,185
Other income (100%)	15,027	988	2,782	272	57	19,126

Total revenues from consolidated entities	35,950	13,779	3,051	272	57	53,109

Rental property operating expenses — continuing (100%)	(7,898)	(3,848)	—	—	—	(11,746)
Other expenses — continuing (100%)	(14,809)	(1,179)	(2,598)	(290)	(11,934)	(30,810)
Provision for income taxes from operations — continuing (100%)	—	—	—	—	(1,926)	(1,926)

Total expenses from consolidated entities	(22,707)	(5,027)	(2,598)	(290)	(13,860)	(44,482)

Rental property revenues less operating expenses (JV)	5,638	498	—	—	—	6,136
Other, net (JV)	2,625	—	2,336	—	(682)	4,279

Funds from operations from unconsolidated joint ventures	8,263	498	2,336	—	(682)	10,415

Minority interest (100%)	(955)	(358)	—	—	—	(1,313)
Gain (loss) on sale of undepreciated investment properties (100%)	—	—	(5)	—	—	(5)
Preferred stock dividends (100%)	—	—	—	—	(3,812)	(3,812)

Funds from operations available to common stockholders, excluding loss on extinguishment of debt	20,551	8,892	2,784	(18)	(18,297)	13,912

Loss on extinguishment of debt (100%)	—	(2,764)	—	—	—	(2,764)

Funds from operations available to common stockholders	20,551	6,128	2,784	(18)	(18,297)	11,148

Depreciation and amortization — continuing (100%)	(4,979)	(7,842)	—	—	—	(12,821)
Depreciation and amortization (JV)	(1,654)	(151)	(207)	—	—	(2,012)
Gain on sale of investment properties, net of applicable income tax provision — continuing (100%)	10	56	—	—	—	66
Gain on sale of investment properties, net of applicable income tax provision — discontinued (100%)	15	120	—	—	—	135
Gain on sale of investment properties, net of applicable income tax provision (JV)	1	—	—	—	—	1

Net income (loss) available to common stockholders	$13,944	$(1,689)	$2,577	$(18)	$(18,297)	$(3,483)

Reconciliation to Consolidated Revenues

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Total revenues from consolidated entities for segment reporting	$53,109	$33,621	$100,057	$63,322
Less: rental property revenues from discontinued operations	—	(209)	—	(286)

Total consolidated revenues	$53,109	$33,412	$100,057	$63,036

	Office/Multi-			Industrial	Unallocated and
Six Months Ended June 30, 2006	Family Division	Retail Division	Land Division	Division	Other	Total
Rental property revenues — continuing (100%)	$34,636	$23,606	$—	$—	$—	$58,242
Fee income (100%)	6,981	589	1,352	—	—	8,922
Other income (100%)	23,811	1,423	7,306	273	80	32,893

Total revenues from consolidated entities	65,428	25,618	8,658	273	80	100,057

Rental property operating expenses — continuing (100%)	(15,314)	(7,460)	—	—	—	(22,774)
Other expenses — continuing (100%)	(22,578)	(2,086)	(6,571)	(257)	(22,699)	(54,191)
Provision for income taxes from operations — continuing (100%)	—	—	—	—	(4,296)	(4,296)

Total expenses from consolidated entities	(37,892)	(9,546)	(6,571)	(257)	(26,995)	(81,261)

Rental property revenues less operating expenses (JV)	11,199	973	—	—	—	12,172
Other, net (JV)	4,418	90	8,238	—	(1,375)	11,371

Funds from operations from unconsolidated joint ventures	15,617	1,063	8,238	—	(1,375)	23,543

Minority interest (100%)	(1,932)	(459)	—	—	—	(2,391)
Gain on sale of undepreciated investment properties (100%)	—	—	735	—	—	735
Preferred stock dividends (100%)	—	—	—	—	(7,625)	(7,625)

Funds from operations available to common stockholders, excluding loss on extinguishment of debt	41,221	16,676	11,060	16	(35,915)	33,058

Loss on extinguishment of debt (100%)	—	(2,764)	—	—	—	(2,764)

Funds from operations available to common stockholders	41,221	13,912	11,060	16	(35,915)	30,294

Depreciation and amortization — continuing (100%)	(10,352)	(12,471)	—	—	—	(22,823)
Depreciation and amortization (JV)	(3,336)	(324)	(410)	—	—	(4,070)
Gain on sale of investment properties, net of applicable income tax provision — continuing (100%)	20	111	—	—	—	131
Gain on sale of investment properties, net of applicable income tax provision — discontinued (100%)	140	186	—	—	—	326
Gain on sale of investment properties, net of applicable income tax provision (JV)	8	1,046	—	—	—	1,054

Net income available to common stockholders	$27,701	$2,460	$10,650	$16	$(35,915)	$4,912

Total assets	$610,003	$483,153	$127,301	$45,351	$35,181	$1,300,989

Investment in unconsolidated joint ventures	$102,154	$25,746	$106,744	$—	$—	$234,644

	Office/Multi-	Retail		Industrial	Unallocated
Three Months Ended June 30, 2005	Family Division	Division	Land Division	Division	and Other	Total
Rental property revenues — continuing (100%)	$16,238	$8,014	$—	$—	$—	$24,252
Rental property revenues — discontinued (100%)	53	156	—	—	—	209
Fee income (100%)	3,467	292	210	—	—	3,969
Other income (100%)	302	333	4,468	—	88	5,191

Total revenues from consolidated entities	20,060	8,795	4,678	—	88	33,621

Rental property operating expenses — continuing (100%)	(7,089)	(2,634)	—	—	—	(9,723)
Rental property operating expenses — discontinued (100%)	(12)	(16)	—	—	—	(28)
Other expenses — continuing (100%)	(2,378)	(899)	(3,479)	19	(7,678)	(14,415)
Provision for income taxes from operations — continuing (100%)	—	—	—	—	(1,057)	(1,057)
Provision for income taxes from operations — discontinued (100%)	—	(41)	—	—	—	(41)

Total expenses from consolidated entities	(9,479)	(3,590)	(3,479)	19	(8,735)	(25,264)

Rental property revenues less rental property operating expenses, net of consolidating entry (JV)	5,789	556	—	—	—	6,345
Other, net (JV)	510	(60)	1,796	—	(666)	1,580

Funds from operations from unconsolidated joint ventures	6,299	496	1,796	—	(666)	7,925

Minority interest (100%)	(397)					(397)
Gain on sale of undepreciated investment properties (100%)	—	—	5,512	—	—	5,512
Preferred stock dividends (100%)	—	—	—	—	(3,812)	(3,812)

Funds from operations available to common stockholders, as defined	16,483	5,701	8,507	19	(13,125)	17,585

Depreciation and amortization — continuing (100%)	(5,877)	(2,960)	—	—	—	(8,837)
Depreciation and amortization — discontinued (100%)	(31)		—	—	—	(31)
Depreciation and amortization (JV)	(1,916)	(220)	(145)	—	—	(2,281)
Gain on sale of investment properties, net of applicable income tax provision — continuing (100%)	27	39	—	—	—	66
Gain (loss) on sale of investment properties, net of applicable income tax provision (JV)	(36)	—	—	—	—	(36)

Net income available to common stockholders	$8,650	$2,560	$8,362	$19	$(13,125)	$6,466

	Office/Multi-			Industrial	Unallocated and
Six Months Ended June 30, 2005	Family Division	Retail Division	Land Division	Division	Other	Total
Rental property revenues — continuing (100%)	$32,255	$15,747	$—	$—	$—	$48,002
Rental property revenues — discontinued (100%)	59	227	—	—	—	286
Fee income (100%)	6,756	601	464	—	—	7,821
Other income (100%)	283	438	6,099	—	393	7,213

Total revenues from consolidated entities	39,353	17,013	6,563	—	393	63,322

Rental property operating expenses — continuing (100%)	(13,790)	(5,045)	—	—	—	(18,835)
Rental property operating expenses — discontinued (100%)	(31)	(16)	—	—	—	(47)
Other expenses — continuing (100%)	(4,269)	(1,495)	(5,237)	(129)	(16,581)	(27,711)
Provision for income taxes from operations — continuing (100%)	—	—	—	—	(1,926)	(1,926)
Provision for income taxes from operations — discontinued (100%)	—	(24)	—	—	—	(24)

Total expenses from consolidated entities	(18,090)	(6,580)	(5,237)	(129)	(18,507)	(48,543)

Rental property revenues less rental property operating expenses, net of consolidating entry (JV)	11,509	1,093	—	—	—	12,602
Other, net (JV)	478	(60)	3,545	—	(1,336)	2,627

Funds from operations from unconsolidated joint ventures	11,987	1,033	3,545	—	(1,336)	15,229

Minority interest (100%)	(789)	—	—	—	—	(789)
Gain on sale of undepreciated investment properties (100%)	—	—	12,278	—	—	12,278
Preferred stock dividends (100%)	—	—	—	—	(7,625)	(7,625)

Funds from operations available to common stockholders, as defined	32,461	11,466	17,149	(129)	(27,075)	33,872

Depreciation and amortization — continuing (100%)	(11,743)	(5,788)	—	—	—	(17,531)
Depreciation and amortization — discontinued (100%)	(68)	—	—	—	—	(68)
Depreciation and amortization (JV)	(4,109)	(419)	(230)	—	—	(4,758)
Gain on sale of investment properties, net of applicable income tax provision — continuing (100%)	52	75	—	—	—	127
Gain on sale of investment properties, net of applicable income tax provision — discontinued (100%)	37	—	—	—	—	37
Gain on sale of investment properties, net of applicable income tax provision (JV)	312	—	—	—	—	312

Net income available to common stockholders	$16,942	$5,334	$16,919	$(129)	$(27,075)	$11,991

Total assets	$559,376	$348,086	$107,968	$13,059	$33,226	$1,061,715

Investment in unconsolidated joint ventures	$116,088	$10,912	$81,837	$—	$—	$208,837

10.	SUBSEQUENT EVENTS

Subsequent to June 30, 2006, the Company had the following significant events:
•	Through CSC Associates, L.P. (“CSC”), 50% owned by the Company, entered into a contract to sell Bank of America Plaza, a 1.25 million square foot office building in Atlanta, Georgia, for $436 million, which is expected to close in the third quarter of 2006. The Company is obligated to repay the entire mortgage note payable on the building, plus accrued interest and defeasance costs (see Note 3 herein). The Company’s investment in CSC was approximately $74 million at June 30, 2006.

•	Entered into a contract to sell Frost Bank Tower, a 531,000 square foot office building in Austin, Texas, for $188 million, which is expected to close in the third quarter of 2006. The net book value of property was approximately $128 million at June 30, 2006. This sale and the purchase of One Ninety One Peachtree described below are contingent on one another.

•	Entered into a contract to purchase One Ninety One Peachtree Tower, a 1.2 million square foot office building in downtown Atlanta, Georgia, for $153 million, which is expected to close in the third quarter of 2006. This purchase is contingent on the sale of Frost Bank Tower described above.

•	Formed a joint venture with Faison Enterprises, Inc. to construct an 805,000 square foot retail center, The Avenue Murfreesboro. Upon formation, the joint venture acquired approximately 100 acres of land for approximately $25 million.

•	Purchased 1,750 acres of land in Coweta County, Georgia for approximately $14 million for a potential residential development.

•	Formed two ventures with Seefried Properties, Inc. to develop industrial projects of up to 1.0 million square feet in Dallas, Texas. Upon formation, the joint venture acquired approximately 64 acres of land for approximately $7.2 million.

•	Acquired a seven-building, 103,000-square-foot office project on approximately 9.5 acres of land with long-term redevelopment opportunities in Sandy Springs, Georgia, for approximately $12.5 million.
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Three and Six Months Ended June 30, 2006 and 2005
Overview:
     Cousins Properties Incorporated (the “Company”) is a real estate development company with experience in the development, leasing, financing and management of office, retail and industrial properties in addition to residential land development. In addition, the Company has experience with the development and sale of multi-family products. As of June 30, 2006, the Company held interests directly or through joint ventures in 23 office properties totaling 7.4 million square feet, 13 retail properties totaling 3.8 million square feet, three industrial properties totaling 1.3 million square feet and 1,604 developed residential land lots held for sale. These interests include six office, retail, and industrial projects under development totaling 3.4 million square feet. The Company also had an interest in a condominium project under development which contains 529 units. The Company had 23 residential communities under development directly or through joint ventures in which approximately 11,600 lots remain to be developed and/or sold. In addition, the Company owns directly or through joint ventures approximately 9,200 acres of land held for sale or future development.
     The Company’s strategy is to produce stockholder returns by creating value through the development of high quality, well-located office, retail, industrial, multi-family and residential land properties. The Company has developed substantially all of the real estate assets it owns and operates. A key element in the Company’s strategy is to actively manage its portfolio of investment properties and at the appropriate times, to engage in timely and strategic dispositions, either by sale or through contributions to ventures in which the Company retains an ownership interest. These timely transactions seek to maximize the value of the assets the Company has created, generate capital for additional development properties and return a portion of the value created to stockholders.
     Significant events during the quarter ended June 30, 2006 included the following:
•	Formed a venture with The Prudential Real Estate Company of America for the ownership, development, investment, management and leasing of certain commercial real estate and contributed five retail projects to the venture (see Note 6 herein).

•	Commenced construction of the first building at Jefferson Mill Business Park, a 459,000 square foot industrial building.

•	Closed the sales of 90 of the 94 units at the 905 Juniper multi-family residential project and recognized $2.8 million in pre-tax profits.
Results of Operations:
     Rental Property Revenues. Rental property revenues increased approximately $5.5 million and $10.2 million in the three and six month 2006 periods, respectively. Of these increases, approximately $1.1 million and $2.4 million for the three and six month 2006 periods, respectively, related to the Office/Multi-Family Division. This is primarily due to increases of $916,000 and $1.6 million in the three and six month 2006 periods, respectively, at Frost Bank Tower, due to its average economic occupancy increasing from 57% for the six month 2005 period to 71% for the six month 2006 period. Also contributing to the 2006 increases were increases of $383,000 and $779,000 for the three and six month 2006 periods, respectively, from One Georgia Center, as its average economic occupancy increased from 16% in the six month 2005 period to 35% for the six month 2006 period. Partially offsetting the increases for the Office/Multi-Family division were decreases of $398,000 and $736,000 for the three and six month 2006 periods, respectively, from 615 Peachtree Street. Effective March 31, 2006, this building ceased operations and is being held for redevelopment. Also partially offsetting the Office/Multi-Family division rental property revenue increases were decreases of $409,000 and $535,000 in the three and six month 2006 periods, respectively, from 3301 Windy Ridge Parkway, as the sole tenant terminated its lease on 58% of its space in the first quarter of 2006. The Company is actively attempting to re-lease this space, although there can be no guarantee of lease-up in the near term. The remaining increase is attributable to occupancy increases at Inforum and 200 North Point.
     Rental property revenues from the Retail Division increased approximately $4.5 million and $7.9 million in the three and six month 2006 periods, respectively. The Avenue Carriage Crossing, which opened in the fourth quarter of 2005, contributed $2.5 million and $4.6 million to the three and six month 2006 increases, respectively. San Jose MarketCenter, which opened late in the first quarter of 2006, contributed $1.3 million and $1.6 million to the three and six month 2006 increases, respectively. Additionally, The Avenue Viera contributed $522,000 and $972,000 to the three and six month 2006 increases, respectively, due to increased occupancy and to an expansion of the center which opened in late March 2006. The remaining increases are the result of the opening of Viera MarketCenter in the fourth quarter of 2005 and to increases in occupancy and revenues at certain existing centers.
     Rental property revenues from the Company’s Retail Division, as well as several expense line items, will decrease in future periods, as the Company contributed five retail centers to a joint venture with The Prudential Insurance Company of America. See the separate section entitled “Impact of Recent and Potential Transactions” later in the Management’s Discussion and Analysis section of this quarterly report on Form 10-Q.
     Rental Property Operating Expenses. Rental property operating expenses increased approximately $2.0 million and $3.9 million in the three and six month 2006 periods, respectively, compared to the same 2005 periods, mainly due to the aforementioned openings of The Avenue Carriage Crossing and San Jose MarketCenter and the increased occupancy at Frost Bank Tower.
     Multi-family Residential Unit Sales and Cost of Sales. Multi-family residential unit sales increased approximately $15.1 million and $21.7 million in the three and six month 2006 periods, respectively, and cost of sales increased approximately $12.4 million and $17.7 million in the three and six month 2006 periods, respectively, due to the consolidation of the venture constructing the 905 Juniper project. The Company began consolidating this venture in June 2005 and recognized profits utilizing the percentage of completion method of accounting. The Company closed 90 of the total project’s 94 units in the second quarter of 2006. Because the 905 Juniper project is the Company’s only consolidated multi-family project and only four units remain to be sold, the Company expects multi-family residential unit sales and cost of sales to decrease significantly in the third quarter of 2006 and to be nominal in the fourth quarter of 2006.
     Residential Lot and Outparcel Sales and Cost of Sales. Residential lot sales decreased approximately $1.3 million in three month 2006 period compared to the three month 2005 period and increased approximately $1.6 million in the six month 2006 period compared to the same 2005 period. Lot sales at the Company’s consolidated residential projects decreased from 53 lots in the second quarter of 2005 to 29 lots in the second quarter of 2006 and increased from 64 lots in the first six months of 2005 to 87 lots in the first six months of 2006. The mix of sales at the various developments between years also affects the level of revenues and profits from residential lots. Consistent with current market trends, the Company anticipates a decline in residential lot sales for 2006 when compared to that of 2005, at consolidated projects and at Temco Associates and CL Realty, L.L.C., entities in which the Company is a joint venture partner. The Company cannot currently quantify the effect of this slowdown on its results of operations for 2006 or for periods subsequent to 2006.
     Residential lot and outparcel cost of sales decreased approximately $725,000 in the three month 2006 period compared to the same 2005 period and increased approximately $1.4 million for the six month 2006 period compared to the same 2005 period, for the reasons mentioned above.
     Interest and Other. Interest and other income for the three month 2006 period was consistent with that of the 2005 period, and increased approximately $2.4 million in the six month 2006 period compared to the same 2005 period. The increase in the six month period is primarily due to a termination fee of $2.3 million from Indus International, Inc. (“Indus”), the sole tenant at the 3301 Windy Ridge Parkway building which terminated 62,000 square feet of its space in the first quarter of 2006 and paid a termination fee.
     General and Administrative Expenses. General and administrative expenses increased approximately $1.7 million and $2.9 million in the three and six month 2006 periods, respectively. Salaries and related benefits, including stock-based compensation, increased approximately $2.3 million and $5.7 million in the three and six month 2006 periods, respectively. This increase includes approximately $643,000 and $1.6 million of expense in the three and six month 2006 periods, respectively, related to stock options, which the Company began recording in the first quarter of 2006 in conjunction with the adoption of SFAS 123(R). The increase in salaries and related benefits was partially offset by an increase in capitalized salaries to development projects of $939,000 and $2.3 million in the three and six month 2006 periods, respectively, as the Company has increased its development activities in 2006.
     Depreciation and Amortization. Depreciation and amortization increased approximately $4.2 million and $5.6 million in the three and six month 2006 periods, respectively. These increases were partially due to increases of approximately $1.1 million and $2.4 million for the three and six month 2006 periods, respectively, from the aforementioned opening of The Avenue Carriage Crossing. The increases were also due to increases of $3.5 million and $3.7 million for the three and six month 2006 periods, respectively, at The Avenue of the Peninsula, as amortization of tenant costs for the terminated Saks lease was accelerated. The six month 2006 increase was also due to an increase of approximately $410,000 from the 3301 Windy Ridge Parkway building, as amortization of tenant costs related to the aforementioned Indus termination was accelerated. The increase was partially offset by a decrease in depreciation and amortization of approximately $922,000 and $1.8 million for the three and six month 2006 periods, respectively, from The Inforum, as certain tenant costs were fully amortized in 2005.

     Interest Expense. Interest expense increased approximately $2.8 million and $3.6 million in the three and six month 2006 periods, respectively, as compared to the same 2005 periods. Interest expense before capitalization increased approximately $3.3 million and $5.8 million in the three and six month 2006 periods, respectively, mainly due to an increase in interest expense on the credit facility of $2.7 million and $5.2 million in the three and six month 2006 periods, respectively. This increase is due to the fact that average borrowings outstanding on the credit facility during the 2006 periods were greater than the 2005 periods, as a result of the Company having a large balance of unexpended cash in 2005 and to an increase in development activity in 2006. In addition, the base rates on the Company’s credit facility increased during the period. The Company also entered into a construction facility in March 2006 for the construction of the Terminus 100 project, which accounted for $665,000 and $782,000 of the increase in interest expense before capitalization in the three and six month 2006 periods, respectively. Partially offsetting these increases in interest expense was higher interest capitalized to projects under development of approximately $556,000 and $2.2 million during the three and six month 2006 periods, respectively, due to higher amounts expended on projects under development during 2006 as compared to the same 2005 periods, as previously mentioned. Additionally, interest expense on the Company’s unsecured note payable, formerly the Perimeter Expo mortgage note payable, decreased approximately $452,000 and $909,000 in the three and six month 2006 periods, respectively, as this note was repaid in August 2005.
     Provision for Income Taxes from Operations. Provision for income taxes from operations increased approximately $869,000 and $2.4 million in the three and six month 2006 periods, respectively, as compared to the same 2005 periods. The increases were mainly due to the increases in income from TRG Columbus Development Venture, Ltd, (“TRG”), CL Realty, L.L.C. and Temco Associates in 2006, described in the following section. CREC, or an entity owned by CREC, is the partner in these ventures, and the Company’s share of results of operations for these ventures is included in CREC’s taxable income. Additionally, profits from the Company’s consolidated multi-family residential project, 905 Juniper, increased in 2006 as previously discussed and results of operations from 905 Juniper are also included in CREC’s taxable income.
     Income from Unconsolidated Joint Ventures. Income from unconsolidated joint ventures increased approximately $2.8 million and $9.7 million in the three and six month 2006 periods, respectively, compared to the same periods in 2005. These increases are attributable to the following. (All amounts discussed reflect the Company’s share of joint venture income based on its ownership interest in each joint venture.):
•	Income from TRG, which is developing a condominium project in Miami, Florida, increased approximately $2.6 million and $4.4 million in the three and six month 2006 periods, respectively. TRG was formed in May 2005 and began recognizing income using the percentage of completion method of accounting in the fourth quarter of 2005. There have been recent reports about softening in the Miami, Florida condominium market. The Company does not believe that this softening market will affect this project, as it is 100% pre-sold and some of the units have been re-sold in the secondary market for prices in excess of the original contract amount.

•	Income from Temco Associates increased approximately $239,000 and $3.4 million in the three and six month 2006 periods, respectively, mainly due to the sale of 855 acres of land at the venture’s Seven Hills project in the first quarter of 2006, which generated a gain to the Company of $3.2 million.

•	Income from CL Realty, L.L.C. in the three month 2006 period was consistent with three month 2005 period and increased approximately $1.2 million in the six month 2006 period compared to the six month 2005 period, mainly due to a large tract sale at the venture’s Southern Trails project in 2006, which generated a gain to the Company of $1.0 million.

     Gain on Sale of Investment Properties. The 2006 gain consisted of the following: the sale of undeveloped land at the North Point/Westside project ($740,000); and the amortization of deferred gain from CP Venture ($126,000).
     The 2005 gain consisted of the following: the sale of undeveloped land at the North Point/Westside project ($3.9 million); the sale of undeveloped land at Wildwood ($7.3 million); the sale of undeveloped land at Cedar Grove Lakes ($1.1 million); and the amortization of deferred gain from CP Venture ($127,000).
     Impact of Recent and Potential Transactions. As discussed in Note 6 to the financial statements for the period ending June 30, 2006, the Company formed a venture (the “Venture”) with The Prudential Insurance Company of America on behalf of a separate account managed for institutional investors by Prudential Real Estate Investors (“PREI”) on June 29, 2006. The Company contributed five operating retail properties to the Venture. Three of these operating properties also had expansions under construction. The Company retained an ownership interest in the retail projects it contributed, which will equal an 11.5% interest by December 29, 2006 and for periods thereafter. The funding for the venture is being contributed in stages by PREI, with the first contribution of $167 million received upon formation and the remaining two contributions totaling $133 million, recorded as a receivable at June 30, 2006, to be received in two equal installments, one on September 29, 2006 and one on December 29, 2006. The Company did not recognize any gain in the income statement related to the Venture formation, although the contribution of the properties to the Venture was treated as a sale for accounting purposes using guidance outlined in SFAS No. 66, “Accounting for Sales of Real Estate.” The consideration received did not meet the requirements of SFAS No. 66 for income statement gain recognition, and the gain was included in the Deferred Gain line item on the Company’s Condensed Consolidated Balance Sheet.
     Because the Company no longer consolidates the operations of the properties contributed to the Venture, rental property revenues, rental property operating expenses and depreciation and amortization will decrease as a result of the Venture formation. One of the projects contributed, The Avenue East Cobb, was encumbered by a mortgage note payable. The property was contributed to the venture subject to this mortgage, and therefore interest expense will also be reduced in future periods. The Company retained an ownership interest in the five properties, which will be accounted for under the equity method. Therefore, income from unconsolidated joint ventures will increase. Additionally, the Company used the initial cash contribution to reduce amounts outstanding on its credit facility and anticipates doing the same with the remaining cash contributions to be received in the second half of 2006.
     The Company currently has the Bank of America Plaza office building, which is owned in a joint venture in which the Company is a 50% partner, under contract for sale. The Company accounts for its investment in and the results of operations of this building under the equity method. If the sale is consummated, investment in unconsolidated joint ventures on the balance sheet and income from unconsolidated joint ventures will decrease significantly in the future. Additionally, the Company is liable for the entire mortgage note payable on the Bank of America Plaza building, which the Company intends to repay upon closing of the sale, with associated defeasance costs. Therefore, notes payable and ongoing interest expense will decrease as a result of the sale.
     Frost Bank Tower is also currently under contract to sell. This property is consolidated and rental property revenues, rental property operating expenses and depreciation and amortization are anticipated to decrease from this sale. In addition to property sales described above, the Company has a contract to purchase One Ninety One Peachtree Tower. The purchase of One Ninety One Peachtree Tower and the sale of Frost Bank Tower are contingent upon one another. Results of operations for One Ninety One Peachtree Tower are not expected to be significant in the near term, as this property has high vacancy, and cash outlays to effect leasing may be significant.

     The Company anticipates recording significant gains on these sales in the period they close. The Company expects it will utilize the net cash proceeds, after debt repayment and property purchase, from these sales to reduce amounts outstanding under its credit facility, to pay for future development costs or to utilize in the payment of a special dividend if the taxable income from these property sales is distributed in cash.
     Funds From Operations. The table below shows Funds From Operations Available to Common Stockholders (“FFO”) and the related reconciliation to net income available to common stockholders for the Company. In the first six months of 2006 and 2005, the Company calculated FFO in accordance with the National Association of Real Estate Investment Trusts’ (“NAREIT”) definition, which is net income available to common stockholders (computed in accordance with accounting principles generally accepted in the United States (“GAAP”)), excluding extraordinary items, cumulative effect of change in accounting principle and gains or losses from sales of depreciable property, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures to reflect FFO on the same basis. The Company presented the NAREIT-defined calculation and an adjusted NAREIT-defined calculation of FFO in 2006 to add back the loss on extinguishment of debt recognized in the second quarter of 2006 related to the Venture formation described in Note 6 herein. The Company presented this additional measure of FFO because the loss on extinguishment of debt related to the sale or exchange of real estate, and all other amounts related to sales or exchanges of real estate are excluded from FFO.
     FFO is used by industry analysts and investors as a supplemental measure of an equity REIT’s operating performance. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, many industry investors and analysts have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. Thus, NAREIT created FFO as a supplemental measure of REIT operating performance that excludes historical cost depreciation, among other items, from GAAP net income. The use of FFO, combined with the required primary GAAP presentations, has been fundamentally beneficial, improving the understanding of operating results of REITs among the investing public and making comparisons of REIT operating results more meaningful. Company management evaluates the operating performance of its reportable segments and of its divisions based on FFO. Additionally, the Company uses FFO and FFO per share, along with other measures, to assess performance in connection with evaluating and granting incentive compensation to its officers and employees. The reconciliation of net income (loss) available to common stockholders to funds from operations, both NAREIT – defined and as-adjusted, is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	($ in thousands)
Net Income (Loss) Available to Common Stockholders	$(3,483)	$6,466	$4,912	$11,991
Depreciation and amortization:
Consolidated properties	13,689	9,523	24,512	18,895
Discontinued properties	—	31	—	68
Share of unconsolidated joint ventures	2,016	2,285	4,078	4,828
Depreciation of furniture, fixtures and equipment and amortization of specifically identifiable intangible assets:
Consolidated properties	(868)	(686)	(1,689)	(1,364)
Share of unconsolidated joint ventures	(4)	(4)	(8)	(70)
Gain on sale of investment properties, net of applicable income tax provision:
Consolidated	(61)	(5,578)	(866)	(12,405)
Discontinued properties	(135)	—	(326)	(37)
Share of unconsolidated joint ventures	(1)	36	(1,054)	(312)
Gain (loss) on sale of undepreciated investment properties	(5)	5,512	735	12,278

Funds From Operations Available to Common Stockholders, as defined	11,148	17,585	30,294	33,872

Loss on extinguishment of debt	2,764	—	2,764	—

Funds From Operations Available to Common Stockholders, Excluding Loss on Extinguishment of Debt	$13,912	$17,585	$33,058	$33,872

     Stock-Based Compensation.
     The Company adopted SFAS No. 123(R), “Share-Based Payment,” on January 1, 2006 utilizing the modified prospective method. This standard requires that companies recognize compensation expense in the statement of income for the grant-date fair value of share-based awards that vest during the period. The Company calculates the grant-date fair value of its awards using the Black-Scholes model, which it also utilized under SFAS No. 123 pro forma disclosures. Assumptions used under SFAS No. 123 are not materially different from those used under SFAS No. 123(R). The impact of expensing stock options under SFAS No. 123(R) in the three and six month 2006 periods was approximately $0.4 million and $1.1 million, respectively, after accounting for the effect of capitalizing salaries and related benefits of certain development and leasing personnel to projects under development and after the effect of income taxes. The total unrecognized compensation cost related to all non-vested share-based payment arrangements was $16.8 million, which will be recognized over a weighted average period of 2.3 years.
Liquidity and Capital Resources:
     Financial Condition.
     Summary. The Company had a significant number of projects in its development pipeline at June 30, 2006 and does not expect the number of projects or the amounts invested in development projects to decrease in the near term. The Company has one existing office building under a purchase contract that will require capital to acquire and to invest in leasing and re-development activities. It also has a large amount of undeveloped land, both consolidated and at unconsolidated joint ventures, which may progress into development projects in the remainder of 2006 or 2007. Additionally, the Company and its joint ventures sold a significant number of operating properties in the last several years, some of which have been replaced by the completion of properties previously under development. The Company and its joint venture partners have entered into contracts to sell some properties in the second half of 2006, which are expected to provide cash proceeds. However, the Company may require additional cash in the remainder of 2006 depending on the pace of development, which management believes maybe secured through one or more of the following alternatives: additional borrowings, formations of joint ventures, capital transactions, and the selective and strategic sale of mature operating properties or parcels of land held for investment. The financial condition of the Company is discussed in further detail below.
     At June 30, 2006, the Company was subject to the following contractual obligations and commitments ($ in thousands):

		Less than			After
	Total	1 Year	2-3 Years	4-5 Years	5 years
Contractual Obligations:
Company long-term debt:
Unsecured notes payable and construction loans	$144,513	$28	$66	$144,419	$—
Mortgage notes payable	260,099	5,426	44,183	33,066	177,424
Interest commitments under notes payable (1)	125,237	27,642	50,197	36,102	11,296
Operating leases (ground leases)	45,383	245	489	492	44,157
Operating leases (offices)	2,142	1,543	396	203	—

Total Contractual Obligations	$577,374	$34,884	$95,331	$214,282	$232,877

Commitments:
Letters of Credit	$9,542	$9,542	$—	$—	$—
Performance bonds	18,987	18,394	593	—	—
Estimated development commitments	191,035	154,364	34,771	1,900	—
Unfunded tenant improvements	14,724	14,724	—	—	—

Total Commitments	$234,288	$197,024	$35,364	$1,900	$—

(1)	Interest on variable rate obligations is based on rates effective as of June 30, 2006.
     The Company formed a venture with the Prudential Insurance Company of America (“PREI”), as discussed in Note 6 to the financial statements (the “Venture”). The Company contributed its interests in five retail properties and PREI will contribute cash to the Venture equal to the agreed upon net value of the properties the Company contributed. PREI contributed $167 million in June 2006 to the development venture (“Development Activity LLC”) and is obligated to contribute an additional $133 million during the remainder of 2006. In addition, PREI may make further contributions of up to $20.5 million to the Venture in 2006 and 2007 based on future leasing and development performed by the Company on the contributed properties.
     The cash held by Development Activity LLC is expected to be used to fund development projects of that entity. The funds may be loaned to the Company in the interim until utilized for development. The Company is property manager of Property Activity LLC.
     In addition to capital generated from the Venture formation, the Company (or the joint venture in which the Company is a partner) currently has Bank of America Plaza and Frost Bank Tower under contract to sell. The Frost Bank Tower sale and the Company’s purchase of One Ninety One Peachtree Tower are contingent upon one another. This property may require significant cash outlays in the future for tenant costs as the Company attempts to re-lease this property, which has significant vacancy. The Company may consider selling other income producing assets in 2006 as a result of the continued strategic review and analysis of assets it holds. These sales are expected to result in capital gains that may be distributed to stockholders in the form of a special dividend.
     The Company also expects to utilize indebtedness to fund a portion of its commitments. In the first quarter, the Company created additional capacity for debt funding by expanding its existing revolving credit facility and by adding a construction facility. The revised credit facility can be expanded to $500 million under certain circumstances, although the availability of the additional capacity is not guaranteed. As of June 30, 2006, the Company had $99.2 million drawn on its $400 million credit facility. The amount available under this credit facility is reduced by outstanding letters of credit, which were approximately $9.5 million at June 30, 2006. As of June 30, 2006, the spread over LIBOR was 0.90%.
     The Company also entered into an unsecured $100 million construction facility in the first quarter of 2006. While this facility is unsecured, advances under the facility are to be used to fund the construction costs of the Terminus 100 project. As of June 30, 2006 the Company had $45.2 million drawn on its construction facility.
     The Company’s mortgage debt is primarily non-recourse fixed-rate mortgage notes payable secured by various real estate assets. As of June 30, 2006, the weighted average interest rate on the Company’s debt was 6.78%. In addition, many of the Company’s non-recourse mortgages contain covenants which, if not satisfied, could result in acceleration of the maturity of the debt. The Company expects that it will either refinance the non-recourse mortgages at maturity or repay the mortgages with proceeds from other financings.
     As of June 30, 2006, the Company’s debt to total market capitalization ratio was 18.6%.
     The Company may also generate capital through the issuance of securities that includes, but is not limited to, preferred stock under an existing shelf registration statement. As of June 30, 2006, the Company had approximately $100 million available for issuance under this registration statement.
     Over the long term, the Company will continue to actively manage its portfolio of income producing properties and strategically sell assets to capture value for shareholders and to recycle capital for future development activities. The Company will continue to utilize indebtedness to fund future commitments and expects to place long term permanent mortgages on selected assets as well as utilize construction facilities for other development assets. The Company may enter into additional joint venture arrangements to help fund future developments and may enter into additional structured transactions with third parties. While the Company does not foresee the need to issue common equity in the future, it will evaluate all public equity sources and select the most appropriate options as capital is required.
     The Company’s business model is highly dependent upon raising capital to meet development obligations. If one or more sources of capital are not available when required, the Company may be forced to raise capital on potentially unfavorable terms which could have an adverse effect on the Company’s financial position or results of operations.
     Cash Flows.
     Cash Flows from Operating Activities. Cash flows from operating activities increased $46.3 million between the six month 2006 period and the corresponding 2005 period. A significant reason for this increase was approximately $33 million in cash received from the closing of 90 units in the second quarter of 2006 in the 905 Juniper multi-family residential project. Changes in accounts payable and accrued liabilities increased $10.3 million, mainly due to accruals of property taxes and the timing of payments. Cash flows from operating activities also increased as a result of net cash provided by recently developed and opened income producing properties. In addition, during 2006, the Company received a lease termination fee of $2.3 million. Partially offsetting the increase in net cash provided by operating activities was an increase in expenditures for multi-family development of $8.1 million due to the aforementioned 905 Juniper project.
     Cash Flows from Investing Activities. Cash flows from investing activities increased $118.5 million between the six month 2006 period compared to the six month 2005 period. This increase was mainly due to proceeds received from the Venture formation with PREI, as the first installment was received in June 2006. The increase was also related to a $6.5 million reduction in investments in unconsolidated joint ventures during 2006, mainly from lower contributions of $7.4 million to CL Realty in 2006 as compared to 2005. Partially offsetting these increases was an increase in property acquisition and development expenditures of $23.1 million, due to higher expenditures for projects under development in 2006 compared to 2005 and to land purchases in 2006, specifically for the Company’s second industrial project in Jackson County, Georgia and land in Austin, Texas for a future office development. In addition, proceeds from investment property sales decreased during 2006 due to fewer acres sold at the Company’s Cedar Grove Lakes, Wildwood and North Point/Westside projects. In addition, other assets increased $10.7 million, mainly due to increased predevelopment expenditures in 2006.
     Cash Flows from Financing Activities. Cash flows from financing activities decreased $82.0 million between the six month 2006 period compared to the six month 2005 period. The primary reason for the decrease was an increase in net repayments on the credit and construction facilities of $61.4 million, due to cash received upon Venture formation, as discussed above. Repayments of other notes payable were also $18.6 million higher, mainly due to repayments of the 905 Juniper construction loan due to unit closings as discussed above. This was partially offset by borrowings on the 905 Juniper construction loan, which was the substantial reason for the increase in proceeds on other notes payable of $8.7 million. Also contributing to the decrease in cash flows from financing activities was an increase in distributions to minority partners of $6.2 million, due to the Company’s purchase of the partner's interest in The Avenue Peachtree City which was owned in a venture and to payments to the Company’s partner in the 905 Juniper project.
     During the six months ended June 30, 2006, the Company paid common and preferred dividends of $45.2 million which it funded with cash provided by operating activities. During the six months ended June 30, 2005, the Company paid $44.2 million which it funded with cash provided by operating activities, proceeds from investment property sales and distributions from unconsolidated joint ventures in excess of income. For the foreseeable future, the Company intends to fund its quarterly distributions to common and preferred stockholders with cash provided by operating activities, a portion of proceeds from investment property sales and a portion of distributions from unconsolidated joint ventures in excess of income.
Off Balance Sheet Arrangements
     The Company participates in a number of joint ventures, some of which it accounts for under the equity method of accounting. At June 30, 2006, the Company’s unconsolidated joint ventures had aggregate outstanding indebtedness to third parties of approximately $390.2 million of which the Company’s share was $170.2 million. These loans are generally mortgage or construction loans that are non-recourse to the Company. In certain instances, the Company provides “non-recourse carve-out guarantees” on these non-recourse loans. The unconsolidated joint ventures also have letters of credit and/or performance bonds which the Company guarantees, which totaled approximately $7.6 million at June 30, 2006.
     Two of these ventures are involved in the active acquisition and development of residential real estate. As capital is required to fund the acquisition and development of this real estate, the Company must fund its share of the costs not funded by operations or outside financing. Based on the nature of the activities conducted in these ventures, management cannot estimate with any degree of accuracy amounts that the Company may be required to fund in the short or long-term. However, management does not believe that additional funding of these ventures will have a material adverse effect on its financial condition.
     The Company does not expect to make significant capital contributions to any of its remaining unconsolidated joint ventures in the remainder of 2006.

Critical Accounting Policies
     There has been no material change in the Company’s critical accounting policies from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following table contains information about the Company’s purchases of its equity securities during the second quarter of 2006:

			PURCHASES INSIDE PLAN
			Total Number of
	PURCHASES OUTSIDE PLAN		Shares	Maximum Number of
	Total Number		Purchased as	Shares That May Yet Be
	of Shares	Average Price	Part of Publicly	Purchased Under Plan
	Purchased (1)	Paid Per Share (1)	Announced Plan (2)	(2)
April 1-30	—	$—	—	5,000,000
May 1-31	—	—	—	5,000,000
June 1-30	1,540	31.64	—	5,000,000

Total	1,540	$31.64	—	5,000,000

(1)	Purchases of equity securities during the second quarter of 2006 related to remittances of shares of stock by employees or directors to pay for option exercises.

(2)	On April 15, 2004, the Board of Directors of the Company authorized a stock repurchase plan, which expired April 15, 2006, of up to 5,000,000 shares of the Company’s common stock. No purchases were made under this plan in the second quarter of 2006. On May 9, 2006, the Board of Directors of the Company authorized a stock repurchase plan, which expires May 9, 2009, of up to 5,000,000 shares of the Company’s common stock. No purchases were made under this plan in the second quarter of 2006.
Item 3.	Defaults Upon Senior Securities
     None.
Item 4.	Submission of Matters to a Vote of Security Holders
     The Company’s annual meeting of its shareholders was held on May 9, 2006 and the proposals and votes thereon are described in the quarterly report on Form 10-Q filed for the period ended March 31, 2006, filed on May 10, 2006.
Item 5.	Other Information
     None.
Item 6.	Exhibits

3.1	Restated and Amended Articles of Incorporation of the Registrant, as amended December 15, 2005, filed as Exhibit 3(a)(i) to the Registrant’s Form 10-K for the year ended December 31, 2005, and incorporated herein by reference.

3.2	Bylaws of the Registrant, as amended April 29, 1993, filed as Exhibit 3.2 to the Registrant’s Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference.

10(a)(i)	Cousins Properties Incorporated 1999 Incentive Stock Plan, as amended and restated, approved by the Stockholders on May 9, 2006, filed as Annex B to the Registrant’s Proxy Statement dated April 4, 2006, and incorporated herein by reference.

10(a)(ii)	Contribution and Formation Agreement by and between Cousins Properties Incorporated, CP Venture Three LLC and The Prudential Insurance Company of America, including Exhibit U thereto, filed as exhibit 10.1 to the Registrant’s Form 8-K filed on May 4, 2006, and incorporated herein by reference.

10(a)(iii)	First Amendment to Contribution and Formation Agreement by and between Cousins Properties Incorporated, CP Venture Three LLC and The Prudential Insurance Company of America, dated June 16, 2006, filed as exhibit 10.1 to the Registrant’s Form 8-K filed on June 19, 2006, and incorporated herein by reference.

11	Computation of Per Share Earnings*

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Data required by SFAS No. 128, “Earnings Per Share,” is provided in Note 4 to the condensed consolidated financial statements included in this report.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COUSINS PROPERTIES INCORPORATED
/s/ James A. Fleming
James A. Fleming
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

August 9, 2006