Form 10-Q
period 2006-09-30
COUSINS PROPERTIES INC
filed 2006-11-09
CIK 25232

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Large accelerated filer ☑      Accelerated filer ☐       Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 30, 2006

Common Stock, $1 par value per share	51,553,772 shares

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three and nine months ended September 30, 2006 and 2005
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Item 1A. Risk Factors
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits
SIGNATURES
EX-31.1 SECTION 302 CERTIFICATION OF CEO
EX-31.2 SECTION 302 CERTIFICATION OF CFO
EX-32.1 SECTION 906 CERTIFICATION OF CEO
EX-32.2 SECTION 906 CERTIFICATION OF CFO

FORWARD-LOOKING STATEMENTS
          Certain matters discussed in this report are forward-looking statements within the meaning of the federal securities laws and are subject to uncertainties and risks, including, but not limited to, general and local economic conditions, local real estate conditions, the activity of others developing competitive projects, the cyclical nature of the real estate industry, the financial condition of existing tenants, interest rates, the Company’s ability to obtain favorable financing or zoning, environmental matters, the effects of terrorism, the failure of assets under contract for purchase and sale to ultimately close and additional risks detailed from time to time in the Company’s filings with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The words “believes,” “expects,” “anticipates,” “estimates,” “would” and similar expressions are intended to identify forward-looking statements. Although the Company believes that its plans, intentions and expectations reflected in any forward-looking statement are reasonable, the Company can give no assurance that these plans, intentions or expectations will be achieved. Such forward-looking statements are based on current expectations and speak as of the date of such statements. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of future events, new information or otherwise.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share and per share amounts)

	September 30,	December 31,
	2006	2005
ASSETS
PROPERTIES:
Operating properties, net of accumulated depreciation of $128,681 in 2006 and $158,700 in 2005	$446,716	$572,466
Operating properties held-for-sale, net of accumulated depreciation of $257 in 2006	3,194	—
Land held for investment or future development	104,659	62,059
Projects under development	361,106	241,711
Residential lots under development	24,001	11,577

Total properties	939,676	887,813

CASH AND CASH EQUIVALENTS	66,150	9,336
RESTRICTED CASH	2,780	3,806
RECEIVABLE FROM VENTURE PARTNER	66,688	—
NOTES AND OTHER RECEIVABLES, net of allowance for doubtful accounts of $1,235 and $781 in 2006 and 2005, respectively	26,963	40,014
INVESTMENT IN UNCONSOLIDATED JOINT VENTURES	169,404	217,232
OTHER ASSETS, including goodwill of $5,602 in 2006 and $8,324 in 2005	62,223	30,073

TOTAL ASSETS	$1,333,884	$1,188,274

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
NOTES PAYABLE	$287,036	$467,516
ACCOUNTS PAYABLE AND ACCRUED LIABILITIES	69,543	55,791
DEFERRED GAIN	157,493	5,951
DEPOSITS AND DEFERRED INCOME	2,405	2,551

TOTAL LIABILITIES	516,477	531,809

MINORITY INTERESTS	43,564	24,185

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS’ INVESTMENT:
Preferred stock, 20,000,000 shares authorized, $1 par value:
7.75% Series A cumulative redeemable preferred stock, $25 liquidation preference; 4,000,000 shares issued and outstanding	100,000	100,000
7.50% Series B cumulative redeemable preferred stock, $25 liquidation preference; 4,000,000 shares issued and outstanding	100,000	100,000
Common stock, $1 par value, 150,000,000 shares authorized, 54,210,132 and 53,357,151 shares issued in 2006 and 2005, respectively	54,210	53,357
Additional paid-in capital	330,982	321,747
Treasury stock at cost, 2,691,582 shares	(64,894)	(64,894)
Unearned compensation	—	(8,495)
Cumulative undistributed net income	253,545	130,565

TOTAL STOCKHOLDERS’ INVESTMENT	773,843	632,280

TOTAL LIABILITIES AND STOCKHOLDERS’ INVESTMENT	$1,333,884	$1,188,274

See notes to condensed consolidated financial statements.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
REVENUES:
Rental property revenues	$21,772	$21,476	$72,420	$63,533
Fee income	3,431	4,801	12,353	12,622
Multi-family residential unit sales	1,026	4,986	22,741	4,986
Residential lot and outparcel sales	4,572	10,946	12,206	17,006
Interest and other	400	883	3,944	2,036

	31,201	43,092	123,664	100,183
COSTS AND EXPENSES:
Rental property operating expenses	9,167	8,502	28,255	24,569
General and administrative expenses	9,095	8,943	28,932	25,836
Depreciation and amortization	7,834	7,238	29,479	23,581
Multi-family residential unit cost of sales	1,346	4,274	19,081	4,274
Residential lot and outparcel cost of sales	3,425	8,350	8,926	12,492
Interest expense	2,625	1,675	11,119	6,559
Loss on extinguishment of debt	15,443	—	18,207	—
Other	414	266	1,349	694

	49,349	39,248	145,348	98,005

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE TAXES AND INCOME FROM UNCONSOLIDATED JOINT VENTURES	(18,148)	3,844	(21,684)	2,178

PROVISION FOR INCOME TAXES FROM OPERATIONS	(7)	(2,021)	(4,301)	(3,947)

MINORITY INTEREST IN INCOME OF CONSOLIDATED SUBSIDIARIES	(899)	(560)	(3,290)	(1,349)

INCOME FROM UNCONSOLIDATED JOINT VENTURES	142,355	10,008	162,882	20,791

INCOME FROM CONTINUING OPERATIONS BEFORE GAIN ON SALE OF INVESTMENT PROPERTIES	123,301	11,271	133,607	17,673

GAIN ON SALE OF INVESTMENT PROPERTIES, NET OF APPLICABLE INCOME TAX PROVISION	244	796	1,110	13,201

INCOME FROM CONTINUING OPERATIONS	123,545	12,067	134,717	30,874

DISCONTINUED OPERATIONS, NET OF APPLICABLE INCOME TAX PROVISION:
Income from discontinued operations	654	598	1,693	1,370
Gain on sale of investment properties	54,068	1,070	54,394	1,107

	54,722	1,668	56,087	2,477

NET INCOME	178,267	13,735	190,804	33,351

DIVIDENDS TO PREFERRED STOCKHOLDERS	(3,812)	(3,812)	(11,437)	(11,437)

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$174,455	$9,923	$179,367	$21,914

PER SHARE INFORMATION — BASIC:
Income from continuing operations	$2.37	$0.17	$2.45	$0.39
Income from discontinued operations	1.08	0.03	1.11	0.05

Net income available to common stockholders	$3.45	$0.20	$3.56	$0.44

PER SHARE INFORMATION — DILUTED:
Income from continuing operations	$2.29	$0.16	$2.36	$0.37
Income from discontinued operations	1.04	0.03	1.08	0.05

Net income available to common stockholders	$3.33	$0.19	$3.44	$0.42

CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.37	$0.37	$1.11	$1.11

WEIGHTED AVERAGE SHARES — BASIC	50,630	50,079	50,436	49,932

WEIGHTED AVERAGE SHARES — DILUTED	52,428	52,013	52,106	51,759

See notes to condensed consolidated financial statements.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$190,804	$33,351
Adjustments to reconcile net income to net cash flows provided by operating activities:
Gain on sale of investment properties, net of income tax provision	(55,504)	(14,308)
Loss on extinguishment of debt	18,207	—
Depreciation and amortization	33,567	27,535
Amortization of deferred financing costs	851	991
Stock-based compensation expense	4,615	2,329
Effect of recognizing rental revenues on a straight-line or market basis	(2,431)	(2,873)
Operating distributions from unconsolidated joint ventures in excess of income	(1,795)	(2,676)
Residential lot, outparcel and multi-family cost of sales	27,579	15,022
Residential lot, outparcel and multi-family acquisition and development expenditures	(27,749)	(9,083)
Income tax benefit from stock options	—	945
Changes in other operating assets and liabilities:
Change in other receivables	10,461	(9,228)
Change in accounts payable and accrued liabilities	12,830	7,101

Net cash provided by operating activities	211,435	49,106

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from investment property sales	188,470	32,808
Proceeds from venture formation accounted for as a sale	230,027	—
Property acquisition and development expenditures	(387,293)	(183,726)
Investment in unconsolidated joint ventures	(19,988)	(20,319)
Distributions from unconsolidated joint ventures in excess of income	82,143	32,503
Investment in notes receivable	(1,237)	5,059
Change in other assets, net	(12,721)	3,443
Change in restricted cash	1,026	(1,315)

Net cash provided by (used in) investing activities	80,427	(131,547)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of credit and construction facilities	(953,836)	(276,635)
Borrowings from credit and construction facilities	961,301	354,420
Payment of loan issuance costs	(2,024)	(80)
Defeasance costs paid	(15,443)	—
Proceeds from other notes payable or construction loans	10,262	3,941
Repayment of other notes payable or construction loans	(161,380)	(22,883)
Common stock issued, net of expenses	12,653	6,728
Income tax benefit from stock options	862	—
Common dividends paid	(56,387)	(55,921)
Preferred dividends paid	(11,437)	(10,798)
Contributions from minority partners	955	—
Distributions to minority partners	(20,574)	—

Net cash used in financing activities	(235,048)	(1,228)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	56,814	(83,669)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	9,336	89,490

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$66,150	$5,821

See notes to condensed consolidated financial statements.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(UNAUDITED)
     1. BASIS OF PRESENTATION AND NEW ACCOUNTING PRONOUNCEMENTS
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
          The condensed consolidated financial statements are unaudited and were prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, these financial statements reflect all adjustments necessary (which adjustments are of a normal and recurring nature) for the fair presentation of the Company’s financial position as of September 30, 2006 and results of operations for the three and nine month periods ended September 30, 2006 and 2005. Results of operations for the nine months ended September 30, 2006 are not necessarily indicative of results expected for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. These condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The accounting policies employed are the same as those shown in Note 1 to the consolidated financial statements included in such Form 10-K. Certain 2005 amounts have been reclassified to conform to the 2006 presentation.
          New Accounting Pronouncements
          In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Income Tax Uncertainties” (“FIN 48”). FIN 48 defines the threshold for recognizing tax return positions in the financial statements as those which are “more-likely-than-not” to be sustained upon examination by the taxing authority. FIN 48 also provides guidance on derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties, accounting for income tax uncertainties in interim periods and the level of disclosures associated with any recorded income tax uncertainties. FIN 48 is effective January 1, 2007 for the Company. The Company is currently evaluating the impact of adopting the provisions of FIN 48, but does not anticipate the effect will be material on its financial position and results of operations.

          In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements.” This statement requires that registrants analyze the effect of financial statement misstatements on both their balance sheet and their income statement and contains guidance on correcting errors under this approach. This rule is effective for the Company on January 1, 2007 and earlier adoption is permitted. The Company does not anticipate the impact of adopting SAB 108 to have a material effect on its financial position or results of operations.
2. CASH FLOWS SUPPLEMENTAL INFORMATION
          The following table summarizes supplemental information related to cash flows ($ in thousands):

	Nine Months Ended September 30,
	2006	2005
Interest paid, including defeasance costs, net of amounts capitalized	$43,887	$6,279
Income taxes paid, net of refunds	7,701	6,556

Non-Cash Transactions
Transfer from operating properties to land	7,250	—
Transfer from land to projects under development	4,783	18,538
Transfer from projects under development to land	2,524	2,188
SAB 51 gain, net of tax, recorded in investment in joint ventures and additional paid-in capital	453	649
Transfer from other assets to land	228	—
Transfer from other assets to investment in joint venture	1,439	—
Transfer to other assets from investment in joint venture	9,636	—
Transfer from operating properties to held-for-sale properties	3,194	—
Transfer from notes and other receivables to accounts payable	696	—
Transfer from unearned compensation to additional paid in capital	8,495	—
Transfers related to venture formation (see Note 6 herein):
Projects under development to investment in joint venture	3,980	—
Operating properties to investment in joint venture	16,019	—
Accrued capital expenditures excluded from development and acquisition expenditures	371	8,648
Forfeitures of restricted stock	17	198
Receipt of promissory note for expense reimbursement	—	500
Transfer from land to investment in joint venture	—	14,198
Transfer from projects under development to operating properties	—	6,387
Transfer from investment in joint venture upon consolidation of 905 Juniper to:
Projects under construction	—	(8,940)
Restricted cash	—	(1,098)
Notes and other receivables	—	(2,077)
Notes payable	—	2,548
Accounts payable and accrued liabilities	—	1,619
Minority interest	—	875
Investment in unconsolidated joint venture	—	7,073

3.	NOTES PAYABLE, INTEREST EXPENSE AND COMMITMENTS AND CONTINGENCIES
          The following table summarizes the terms and amounts of the notes payable outstanding at September 30, 2006 and December 31, 2005 ($ in thousands):

		Term/		Balance	Balance
		Amortization		Outstanding	Outstanding
		Period	Final	at September 30,	at December 31,
Description	Rate	(Years)	Maturity	2006	2005
Credit facility (a maximum of $400,000), unsecured	LIBOR + 0.8% to 1.3%	4/N/A	3/07/10	$110,100	$—
Construction facility (a maximum of $100,000), unsecured	LIBOR + 0.8% to 1.3%	4/N/A	3/07/10	55,400	—
Credit facility (a maximum of $325,000 at 12/31/05), unsecured	LIBOR + 0.9% to 1.5%	3/N/A	9/14/07	—	158,035
Note secured by Company’s interest in CSC Associates, L.P.	6.96%	10/20	3/01/12	—	141,125
The Avenue East Cobb mortgage note	8.39%	10/30	8/01/10	—	37,058
333/555 North Point Center East mortgage note	7.00%	10/25	11/01/11	29,741	30,232
Meridian Mark Plaza mortgage note	8.27%	10/28	9/01/10	23,698	23,975
100/200 North Point Center East mortgage note (interest only until 12/31/06)	7.86%	10/25	8/01/07	22,365	22,365
The Points at Waterview mortgage note	5.66%	10/25	1/01/16	18,271	18,500
600 University Park Place mortgage note	7.38%	10/30	8/10/11	13,215	13,350
905 Juniper construction loan (a maximum of $20,500)	LIBOR + 2.0%	3/N/A	12/01/07	—	11,252
Lakeshore Park Plaza mortgage note	6.78%	10/20	11/01/08	9,153	9,359
King Mill Project I member loan (a maximum of $2,839)	9.00%	3/N/A	8/30/08	2,608	1,715
King Mill Project I second member loan (a maximum of $2,349)	9.00%	3/N/A	6/26/09	1,511	—
Jefferson Mill Project member loan (a maximum of $3,156)	9.00%	3/N/A	9/13/09	533	—
Other miscellaneous notes	Various	Various	Various	441	550

Notes payable				$287,036	$467,516

     The Company had $110.1 million drawn on its unsecured credit facility as of September 30, 2006 and, net of $8.0 million reserved for outstanding letters of credit, the Company had $281.9 million available for future borrowings under this facility. The Company had $55.4 million drawn on its construction facility as of September 30, 2006, with $44.6 million available for future borrowings under this facility.
     In conjunction with the venture formation on June 29, 2006, as described in Note 6 herein, The Avenue East Cobb mortgage note payable was assumed by CP Venture Five LLC. The Company recognized a loss on extinguishment of debt of approximately $2.8 million in the second quarter of 2006 in conjunction with The Avenue East Cobb loan assumption.
     In conjunction with the sale of Bank of America Plaza in September 2006 discussed in Note 7 herein, the Company repaid the note secured by its interest in CSC Associates, L.P. (“CSC”). In 2002, CSC closed a $150 million non-recourse mortgage note payable with a third party and loaned the proceeds to the Company (see Note 3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005). Because CSC loaned the proceeds of the note to the Company, the note and its related interest expense and maturities are disclosed as obligations of the Company and are not included in the unconsolidated joint venture balances disclosed in Note 8. In conjunction with the Bank of America Plaza sale, CSC repaid the mortgage note payable in full. The Company funded this repayment, by repaying in full its loan to CSC. The Company was also required to fund the payment of defeasance costs on the CSC loan. The defeasance costs and the unamortized balance of deferred loan costs totaled approximately $15.4 million and were recorded as a loss on extinguishment of debt in the third quarter of 2006 in the accompanying Condensed Consolidated Statements of Income.
          For the three and nine months ended September 30, 2006 and 2005, interest expense was recorded as follows ($ in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Incurred	$8,208	$6,569	$26,637	$19,158
Capitalized	(5,583)	(4,894)	(15,518)	(12,599)

Expensed	$2,625	$1,675	$11,119	$6,559

          At September 30, 2006, the Company had outstanding letters of credit and performance bonds of $27.0 million. The Company has several projects under development for which it estimates development commitments of $213.7 million at September 30, 2006. Additionally, the Company has obligations as a lessor of office and retail space to fund approximately $20.0 million of tenant improvements as of September 30, 2006. As a lessee, the Company has obligations under ground and office leases of approximately $17.2 million at September 30, 2006.
4. EARNINGS PER SHARE
          Net income per share-basic is calculated as net income available to common stockholders divided by the weighted average number of common shares outstanding during the period. Net income per share-diluted is calculated as net income available to common stockholders divided by the diluted weighted average number of common shares outstanding during the period. Diluted weighted average number of common shares is calculated to reflect the potential dilution under the treasury stock method that would occur if stock options, restricted stock or other contracts to issue common stock were exercised and resulted in additional common shares outstanding. The numerator used in the Company’s per share calculations is the same for both basic and diluted net income per share.
          Weighted average shares-basic and weighted average shares-diluted were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Weighted-average shares-basic	50,630	50,079	50,436	49,932
Dilutive potential common shares:
Stock options	1,589	1,750	1,498	1,656
Restricted stock	209	184	172	171

Weighted-average shares-diluted	52,428	52,013	52,106	51,759

Weighted-average anti-dilutive options not included	36	872	24	872

5. STOCK-BASED COMPENSATION
          The Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 123(R), “Share-Based Payment,” in the quarter beginning January 1, 2006. SFAS 123(R) requires that companies recognize as compensation expense the grant date fair value of share-based awards over the required service period of the awards.
          The Company has several types of stock-based compensation — stock options, restricted stock and restricted stock units — that are described in Note 6 of “Notes to Consolidated Financial Statements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. For periods prior to 2006, the Company accounted for its stock-based compensation under Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation.” APB No. 25 required the recording of compensation expense for some stock-based compensation, including restricted stock, but did not require companies to record compensation expense on stock options where the exercise price was equal to the market value of the underlying stock on the date of grant. Accordingly, the Company did not record compensation expense for stock options in the consolidated statements of income prior to January 1, 2006, as all stock options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.
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
          The Company recognizes compensation expense arising from share-based payment arrangements granted to employees in general and administrative expense in the 2006 Condensed Consolidated Statements of Income over the related awards’ vesting period. A portion of share-based payment expense is capitalized to projects under development in accordance with SFAS No. 67. Compensation expense related to the adoption of SFAS 123(R) is shown in the stock options only column below. The expense for the Company’s share-based payment arrangements are as follows ($ in thousands, except per share amounts):

	Stock Options Only		All Share-Based Compensation
	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2006	September 30, 2006	September 30, 2006
Expensed	$476	$2,285	$1,708	$5,952
Amounts capitalized	(156)	(661)	(559)	(1,837)
Effect on provision for income taxes	(34)	(103)	(83)	(242)

Effect on income from continuing operations and net income	$286	$1,521	$1,066	$3,873

Effect on basic earnings per share	$0.01	$0.03	$0.02	$0.08
Effect on diluted earnings per share	$0.01	$0.03	$0.02	$0.07
Effect on cash flows from operating activities	$(576)	$(862)	$(576)	$(862)
Effect on cash flows from financing activities	$576	$862	$576	$862

          Upon adoption of SFAS 123(R), $8.5 million of unearned compensation related to the Company’s restricted stock, which was previously accounted for under APB No. 25 as a separate component of Stockholders’ Investment, was reclassified to additional paid-in capital. As of September 30, 2006, there was $8.4 million of total unrecognized compensation cost included in additional paid-in capital related to restricted stock and stock options, which will be recognized over a weighted average period of 1.4 years.
          The Company estimates the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model. The risk free interest rate utilized in the Black-Scholes calculation is the interest rate on U.S. Treasury Strips having the same life as the estimated life of the Company’s option awards. Expected life of the options granted was computed using historical data reflecting actual hold periods plus an estimated hold period for unexercised options outstanding using the mid-point between 2006 and the expiration date. Expected volatility is based on the historical volatility of the Company’s stock over a period relevant to the related stock option grant. Below are the Black-Scholes inputs used to calculate the weighted-average fair value of option grants made during the nine months ended September 30, 2006:

Risk free interest rate	4.91%
Expected life	6.74 years
Expected volatility	20.50%
Expected dividend yield	5.00%
Weighted-average fair value of options	$4.71
          If the Company had applied the fair value recognition provisions of SFAS No. 123 to options granted under the Company’s stock option plans prior to January 1, 2006, pro forma results would have been as follows ($ in thousands, except per share amounts):

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
Net income available to common stockholders, as reported	$9,923	$21,914
Add: Stock-based employee compensation expense included in reported net income, net of related tax effect	716	2,184
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effect	(1,374)	(4,388)

Pro forma net income available to common stockholders	$9,265	$19,710

Net income per common share:
Basic — as reported	$0.20	$0.44
Basic — pro forma	$0.19	$0.39
Diluted — as reported	$0.19	$0.42
Diluted — pro forma	$0.18	$0.38
          The following table summarizes stock option activity during the nine months ended September 30, 2006:

				Weighted-
		Weighted-		Average
	Number of	Average	Aggregate Intrinsic	Remaining
	Shares	Exercise	Value	Contractual
	(in thousands)	Price	(in thousands)	Life (years)
Outstanding at December 31, 2005	6,177	$22.01
Granted	48	33.05
Exercised	(1,055)	17.88
Forfeited	(97)	26.92

Outstanding at September 30, 2006	5,073	$22.88	$57,467	6.3

Exercisable at September 30, 2006	3,127	$20.34	$43,360	5.2

          The total intrinsic value of options exercised during the three and nine months ended September 30, 2006 was $12.7 million and $16.2 million, respectively.
          The following table summarizes restricted stock activity during the nine months ended September 30, 2006:

		Weighted-
	Number of	Average
	Shares	Grant Date
	(in thousands)	Fair Value
Non-vested stock at December 31, 2005	413	$29.44
Granted	—	—
Vested	—	—
Forfeited	(16)	30.11

Non-vested stock at September 30, 2006	397	$29.44

          The Company also has a restricted stock unit (“RSU”) plan whereby employees are paid cash based on the value of the Company’s common stock on future vesting dates. Some of the Company’s RSUs provide for the payment of dividends equal to the Company’s dividends, while others do not. All RSUs are accounted for as liability awards under SFAS No. 123(R). The value of the liability related to the RSUs is remeasured each reporting period based upon the fair value calculated using the Black-Scholes option pricing model at period end. The Company recognized expense related to RSUs in the three and nine months ended September 30, 2006 of approximately $0.3 million and $0.8 million, respectively, after capitalization to projects under development and income taxes. As of September 30, 2006, there was approximately $7.2 million of unrecognized compensation cost related to RSUs, which will be recognized over a weighted average period of 3.6 years. The following table summarizes RSU activity for the nine months ended September 30, 2006 (in thousands):

Outstanding at December 31, 2005	87
Granted	205
Vested	—
Forfeited	(7)

Outstanding at September 30, 2006	285

6. FORMATION OF JOINT VENTURE
          On June 29, 2006, the Company formed a venture (the “Venture”) with The Prudential Insurance Company of America on behalf of a separate account managed for institutional investors by Prudential Real Estate Investors (“PREI”).
          In accordance with the venture documents, upon formation, the Company contributed its interests in five properties (the “Properties”) to the Venture. The Properties were valued by the Company and PREI based on arms’ length negotiations at an initial gross fair value, before contingent value as described below, of $340,890,074. The Properties and the values allocated to each property under the Venture agreements were as follows:

					Total
	Rentable SF	Allocated Value	Contingent Value	Mortgage*	Net Value
The Avenue East Cobb, Cobb County, GA	231,373	$98,250,000	—	$40,827,327	$57,422,673
The Avenue West Cobb, Cobb County, GA	251,186	$81,253,639	$6,978,811	—	$88,232,450
The Avenue Peachtree City, Peachtree City, GA	182,215	$57,250,000	—	—	$57,250,000
The Avenue Viera, Viera, FL	331,989	$87,061,279	—	—	$87,061,279
Viera MarketCenter, Viera, FL	178,339	$17,075,156	$13,571,115	—	$30,646,271

TOTALS	1,175,102	$340,890,074	$20,549,926	$40,827,327	$320,612,673

*	Based on balance of mortgage as of June 29, 2006 plus a $4,000,000 defeasance amount to reflect current market interest rates.
          Pursuant to Venture documents, PREI is obligated to contribute cash to the Venture equal to the initial agreed upon net value of the Properties, which was approximately $300,062,747 (the “Base Contribution Amount”). The Base Contribution Amount will be contributed in three installments in the amounts and on or about the dates shown below. Also shown below are the percentages the Company and PREI will have, respectively, in the cash flow and capital proceeds from the Properties following the cash contributions on the indicated dates:

		Total Expected
	Current	Cumulative	Cousins	PREI
Date	Contribution Amount	Contribution Amount	Percentage	Percentage
6/29/06	$166,687,582	$166,687,582	51%	49%
9/29/06	$66,687,582	$233,375,164	31%	69%
12/29/06	$66,687,582	$300,062,747	11.5%	88.5%
          On June 29, 2006 and September 29, 2006, PREI made its required contributions to the Venture. In addition, PREI will contribute to the Venture up to an additional $20,549,926 (the “Contingent Contribution Amounts”) if certain conditions are satisfied with respect to the expansions of the The Avenue West Cobb and Viera MarketCenter, both of which are still under construction. The Contingent Contribution Amounts would be made on or about December 29, 2006, June 30, 2007 and December 31, 2007.
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
          The parties expect that the cash contributed by PREI will be used by Development Activity LLC primarily to develop commercial real estate projects or to make acquisitions of real estate, in all cases as directed by the Company (“Developments”). In addition, Development Activity LLC has the right to make loans to the Company with any excess cash that it may hold from time to time. The parties anticipate that some of the projects currently under consideration for acquisitions or development by the Company will be undertaken by the Venture, although the Company has no obligation to make any particular opportunity available to the Venture. Prior to any other distributions with respect to the Developments from Development Activity LLC, PREI will receive a priority current return of 6.5% per annum on an amount equal to 11.5% of its capital contributions to the Venture. PREI may also receive a liquidation preference whereby it would be entitled to receive a distribution sufficient to allow it to achieve an overall 8.5% internal rate of return on an amount equal to 11.5% of its capital contributions to the Venture, subject to capital account limitations. After these preferences to PREI, the Company will be entitled to certain priority distributions related to the Developments. After such priority distributions, the Company and PREI will share residual distributions, if any, with respect to the Developments, 88.5% to the Company and 11.5% to PREI.
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
          The Company is accounting for its interest in Property Activity LLC under the equity method of accounting in accordance with APB No. 18 and consolidating the assets and results of operations of Development Activity LLC, with PREI’s share in this entity recorded as minority interest. Development Activity LLC loaned the first two contributions from PREI of $234 million to the Company, which utilized the loans to either reduce amounts outstanding under its credit facility or invest in short-term securities. The remaining contribution of $67 million is recorded as a receivable from venture partner on the September 30, 2006 Condensed Consolidated Balance Sheet. The net book value of the Properties was removed from operating properties and projects under development as of the Closing Date, and an investment in unconsolidated joint venture was recorded using 11.5% of the Company’s original basis in the Properties. The Company recognized 51% of the operations of the Properties from the closing date until the second contribution was received in September 2006, from which point it will recognize 31% of the operations until December 29, 2006, at which time it will reach its ultimate ownership percentage of 11.5%.

          The contribution of the Properties was treated as a sale for accounting purposes using guidance outlined in SFAS No. 66, “Accounting for Sales of Real Estate.” However, the Company did not recognize any gain in the income statement related to the Venture formation as the consideration received did not meet the rules in SFAS No. 66 for income statement gain recognition. The gain was included in Deferred Gain on the Company’s Condensed Consolidated Balance Sheet and was calculated as 88.5% of the difference between the book value of the Properties and the fair value as detailed above. The Avenue East Cobb was contributed to the Venture encumbered by a mortgage note payable. As discussed above, the Base Contribution amount was adjusted for an estimate of the difference between the stated interest rate per the mortgage note payable and current interest rates. The Company calculated a mark-to-market debt adjustment upon closing and recorded 88.5% of this adjustment, or $2.8 million, as a loss on extinguishment of debt in the Condensed Consolidated Statement of Income in the second quarter of 2006.
7. PROPERTY TRANSACTIONS
          Property Sales and Held-for Sale Property
          SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” requires that the gains and losses from the disposition of certain real estate assets and the related historical results of operations of certain disposed or held-for-sale assets be included in a separate section, discontinued operations, in the statements of income for all periods presented. SFAS No. 144 also requires that assets and liabilities of held-for-sale properties, as defined, be separately categorized on the balance sheet in the period that they are deemed held-for-sale.
          In the third quarter of 2006, the Company sold Frost Bank Tower, a 531,000 square foot office building in Austin, Texas. Also in the third quarter of 2006, the Company entered into a contract to sell 12 stand-alone retail sites under ground leases on approximately 23 acres near North Point Mall in suburban Atlanta, Georgia. Seven of these sites are anticipated to close in the fourth quarter of 2006, with the remainder closing in the first quarter of 2007. The Company’s basis in these sites is separately classified as an operating property held-for-sale on the balance sheet, and there are no significant liabilities associated with this project. The Company anticipates recognizing a gain from the sale of the retail sites near North Point Mall. In the third quarter of 2005, the Company sold Hanover Square South, a 193,000 square foot retail center, of which the Company owned 69,000 square feet. The operations of these three projects are included in discontinued operations in the accompanying Condensed Consolidated Statements of Income. The following details the components of income from discontinued operations ($ in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Rental property revenues	$3,304	$3,519	$10,898	$9,750
Rental property operating expenses	(1,429)	(1,485)	(5,115)	(4,300)
Depreciation and amortization	(1,221)	(1,334)	(4,088)	(3,954)
Provision for income taxes	—	(102)	(2)	(126)

	$654	$598	$1,693	$1,370

          The gain on sale of the applicable properties included in Discontinued Operations is as follows ($ in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Frost Bank Tower	$54,080	$—	$54,080	$—
Hanover Square South	(12)	1,070	174	1,070
Other (a)	—	—	140	37

	$54,068	$1,070	$54,394	$1,107

(a)	Represents gain on sale adjustments related to 2004 property sales.
          Property sales at unconsolidated joint ventures do not qualify for discontinued operations treatment under SFAS No. 144. CSC, owned 50% by the Company, sold its single asset, Bank of America Plaza, a 1.25 million square foot office building in Atlanta, Georgia, in September 2006. The Company recognized $133.2 million in gain from this sale, which is recorded in income from unconsolidated joint ventures in the accompanying statement of income.
          The Company allocated goodwill, which relates to the office reporting unit, to the Frost Bank Tower and Bank of America Plaza sales in the third quarter of 2006 totaling approximately $2.7 million.
          Purchases of Property
          On September 13, 2006, the Company purchased the remaining interests in 191 Peachtree Tower (“191 Peachtree”), a 1.2 million square foot office building in downtown Atlanta, Georgia, for $153.2 million. The Company allocated the purchase price based on the fair value of assets and liabilities acquired. Assets are categorized for 191 Peachtree as land, building, tenant improvements and identifiable intangible assets in accordance with SFAS No. 141, “Accounting for Business Combinations.” The following table summarizes the fair value of the assets and liabilities acquired ($ in thousands):

Land	$5,080
Building	128,976
Tenant Improvements and FF&E	7,480
Intangible Assets
Above market leases	10,644
In-place leases	2,494

Total intangible assets	13,138

Liabilities:
Below market leases	(747)

Above market ground lease	(727)

Total net assets acquired	$153,200

          Intangible assets related to 191 Peachtree totaled approximately $13.1 million and consisted of above market leases and the value of in-place leases. Intangible liabilities related to 191 Peachtree were $1.5 million and represent the value of below market leases and the above market ground lease obligation. Above and below market leases are amortized into rental revenues over the individual remaining lease terms. The value associated with in-place leases is amortized into depreciation and amortization expense, also over individual remaining lease terms. At the purchase date, the aggregate weighted average amortization period of the intangible assets and liabilities was 11 years. Aggregate amortization expense related to these intangible assets and liabilities is anticipated to be approximately $745,000 for the year ended December 31, 2006 and approximately $2.5 million for each of the years ended December 31, 2007, 2008, 2009 and 2010. Actual amortization expense for the three and nine months ended September 30, 2006 was not significant.
          The following supplemental pro forma financial information is presented for the three and nine months ended September 30, 2006 and 2005. The pro forma financial information is based upon the Company’s historical Condensed Consolidated Statements of Income, adjusted as if the acquisition of the remaining interests in 191 Peachtree occurred at the beginning of each of the periods presented. The supplemental pro forma financial information is not necessarily indicative of future results or of actual results that would have been achieved had the acquisition of the remaining interests in 191 Peachtree been consummated at the beginning of each period.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share)	2006	2005	2006	2005
Pro Forma
Revenues	$34,022	$53,791	$140,695	$132,280
Income from continuing operations	123,317	18,381	140,697	49,815
Income from discontinued operations	54,722	1,668	56,087	2,477
Net income available to common shareholders	174,227	16,237	185,347	40,855
Per share information:
Basic	$3.44	$0.32	$3.67	$0.82
Diluted	$3.32	$0.31	$3.56	$0.79
8. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES
          The Company describes its investments in unconsolidated joint ventures in Note 4 to its Annual Report on Form 10-K for the year ended December 31, 2005. All of the descriptions of the ventures are current with the exception of the following:
•	The Company entered into CP Venture IV on June 29, 2006, which is discussed in Note 6 of this Form 10-Q.

•	In September 2006, CSC sold its single asset, as discussed in Note 7 of this Form 10-Q.

•	In July 2006, the Company formed CF Murfreesboro Associates, a 50% joint venture between the Company and an affiliate of Faison Associates, to develop The Avenue Murfreesboro, an approximately 805,000 square foot retail center in Murfreesboro, Tennessee.

•	The Company was accounting for its investment in Verde Group, L.L.C. (“Verde”) under the equity method of accounting, and Verde was included in the “other” row in the following tables. In the third quarter of 2006, the Company began accounting for Verde on the cost method and therefore transferred its basis in Verde from investment in joint ventures to other assets.
          The following table summarizes balance sheet financial data of unconsolidated joint ventures in which the Company had ownership interests. Information is as of September 30, 2006 and December 31, 2005 ($ in thousands):

							Company’s
	Total Assets		Total Debt		Total Equity		Investment
	2006	2005	2006	2005	2006	2005	2006	2005
SUMMARY OF FINANCIAL POSITION:
CP Venture IV LLC entities	$342,338	$—	$39,659	$—	$299,758	$—	$19,445	$—
CP Venture LLC entities	136,291	138,832	23,537	24,187	110,871	112,792	6,965	7,271
Charlotte Gateway Village, LLC	181,954	184,469	147,245	154,775	31,890	29,072	10,510	10,536
TRG Columbus Development Venture, Ltd.	164,646	60,921	49,337	29,086	49,046	28,207	24,517	16,628
CL Realty, L.L.C.	150,756	108,611	41,470	45,174	106,055	105,828	64,106	59,444
Temco Associates	62,920	68,178	3,894	4,631	57,749	61,163	29,694	35,150
Crawford Long — CPI, LLC	42,848	45,630	52,607	53,201	(10,957)	(8,838)	(4,173)	(3,077)
CF Murfreesboro Associates	34,222	—	8,238	—	22,151	—	12,171	-
Ten Peachtree Place Associates	27,793	29,213	28,964	29,300	(1,379)	360	(2,205)	(1,734)
Wildwood Associates	21,957	22,242	—	—	21,752	21,917	(1,374)	(1,291)
CSC Associates, L.P.	12,222	151,931	—	—	9,712	145,883	4,784	74,701
Pine Mountain Builders, LLC	5,999	8,386	831	1,628	2,000	1,126	1,040	767
Handy Road Associates, LLC	5,402	5,335	3,204	3,017	2,104	2,282	2,248	2,371
CPI/FSP I, L.P.	3,307	3,236	—	—	3,187	3,236	1,644	1,644
Brad Cous Golf Venture, Ltd.	121	9,916	—	—	(111)	9,880	56	5,264
285 Venture, LLC	—	137	—	—	—	52	28	26
CC-JM II Associates	—	4	—	—	—	4	—	(7)
Cousins LORET Venture, L.L.C.	—	—	—	—	—	101	—	(3)
Other	—	—	—	—	—	—	(52)	9,542

	$1,192,776	$837,041	$398,986	$344,999	$703,828	$513,065	$169,404	$217,232

          The following table summarizes income statement financial data of unconsolidated joint ventures in which the Company had ownership interests. Information is for the nine months ended September 30, 2006 and 2005 ($ in thousands):

					Company’s Share of
	Total Revenues		Net Income (Loss)		Net Income (Loss)
	2006	2005	2006	2005	2006	2005
SUMMARY OF OPERATIONS:
CP Venture IV LLC entities	$6,081	$—	$(917)	$—	$1,395	$—
CP Venture LLC entities	17,389	17,496	6,586	6,608	775	804
Charlotte Gateway Village, LLC	23,022	22,749	3,726	3,293	882	864
TRG Columbus Development Venture, Ltd.	68,637	—	19,664	—	7,413	—
CL Realty, L.L.C.	27,182	31,580	9,248	8,820	4,623	5,042
Temco Associates	34,015	20,358	10,404	6,493	4,897	2,990
Crawford Long — CPI, LLC	7,968	7,309	881	728	404	327
Ten Peachtree Place Associates	5,248	5,187	557	546	316	280
Wildwood Associates	—	83	(164)	(176)	(83)	(88)
CSC Associates, L.P.	37,283	36,271	289,199	16,420	141,344	8,155
Pine Mountain Builders, LLC	14,668	11,340	1,676	1,120	615	560
Handy Road Associates, LLC	187	—	(208)	—	(223)	—
CPI/FSP I, L.P.	—	3	—	4	—	1
Brad Cous Golf Venture, Ltd.	178	1,000	3,127	167	1,107	84
285 Venture, LLC	5	2,787	4	2,972	2	1,403
CC-JM II Associates	—	—	(1)	661	6	330
Cousins LORET Venture, L.L.C.	—	(1)	—	(102)	—	(50)
905 Juniper Venture, LLC	—	2,856	—	714	—	513
Other	—	—	90	—	(591)	(424)

	$241,863	$159,018	$343,872	$48,268	$162,882	$20,791

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
          Company management evaluates the performance of its reportable segments based on funds from operations available to common stockholders (“FFO”). FFO is a supplemental operating performance measure used in the real estate industry. The Company calculated FFO using the National Association of Real Estate Investment Trusts’ (“NAREIT”) definition of FFO, which is net income available to common stockholders (computed in accordance with GAAP), excluding extraordinary items, cumulative effect of change in accounting principle and gains or losses from sales of depreciable property, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures to reflect FFO on the same basis. The Company has presented both the NAREIT-defined calculation and an adjusted NAREIT-defined calculation of FFO in 2006. The Company adjusted the NAREIT-defined FFO to add back the losses on extinguishment of debt recognized in the second and third quarters of 2006 related to the Venture formation described in Note 6 herein and the Bank of America Plaza sale described in Note 7 herein. The Company presented this additional measure of FFO because the loss on extinguishment of debt that the Company recognized related to a sale or an exchange of real estate, and all other amounts related to a sale or an exchange of real estate are excluded from FFO.
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
          The following tables summarize the operations of the Company’s reportable segments for the three and nine months ended September 30, 2006 and 2005. The notations (100%) and (JV) used in the following tables indicate wholly-owned and unconsolidated joint ventures, respectively, and all amounts are in thousands.

	Office/Multi-	Retail	Land	Industrial	Unallocated
Three Months Ended September 30, 2006	Family Division	Division	Division	Division	and Other	Total
Rental property revenues — continuing (100%)	$14,631	$6,875	$—	$266	$—	$21,772
Rental property revenues — discontinued (100%)	2,929	375	—	—	—	3,304
Fee income (100%)	2,506	683	242	—	—	3,431
Other income (100%)	1,258	3,261	1,407	15	57	5,998

Total revenues from consolidated entities	21,324	11,194	1,649	281	57	34,505

Rental property operating expenses — continuing (100%)	(6,637)	(2,445)	—	(85)	—	(9,167)
Rental property operating expenses — discontinued (100%)	(1,418)	(11)	—	—	—	(1,429)
Other expenses — continuing (100%)	(3,736)	(2,992)	(1,677)	(27)	(9,175)	(17,607)
Provision for income taxes from operations — continuing (100%)	—	—	—	—	(7)	(7)

Total expenses from consolidated entities	(11,791)	(5,448)	(1,677)	(112)	(9,182)	(28,210)

Rental property revenues less operating expenses (JV)	5,508	3,125	—	—	—	8,633
Other, net (JV)	2,953	—	1,547	—	(1,042)	3,458

Funds from operations from unconsolidated joint ventures	8,461	3,125	1,547	—	(1,042)	12,091

Minority interest	(395)	(531)	—	27	—	(899)
Gain on sale of undepreciated investment properties	—	—	179	—	—	179
Preferred stock dividends	—	—	—	—	(3,812)	(3,812)

Funds from operations available to common stockholders, excluding loss on extinguishment of debt	17,599	8,340	1,698	196	(13,979)	13,854

Loss on extinguishment of debt	(15,443)	—	—	—	—	(15,443)

Funds from operations available to common stockholders, as defined	2,156	8,340	1,698	196	(13,979)	(1,589)

Depreciation and amortization — continuing (100%)	(4,174)	(2,821)	—	(137)	—	(7,132)
Depreciation and amortization — discontinued (100%)	(1,215)	(6)	—	—	—	(1,221)
Depreciation and amortization (JV)	(1,686)	(1,099)	(143)	—	—	(2,928)
Gain on sale of investment properties, net of applicable income tax provision — continuing (100%)	12	53	—	—	—	65
Gain on sale of investment properties, net of applicable income tax provision — discontinued (100%)	54,080	(12)	—	—	—	54,068
Gain on sale of investment properties, net of applicable income tax provision (JV)	133,185	7	—	—	—	133,192

Net income (loss) available to common stockholders	$182,358	$4,462	$1,555	$59	$(13,979)	$174,455

Total Assets	$596,693	$443,986	$141,412	$63,997	$87,796	$1,333,884

Investment in unconsolidated joint ventures	$39,588	$32,728	$97,088	$—	$—	$169,404

	Office/Multi-	Retail	Land	Industrial	Unallocated
Nine Months Ended September 30, 2006	Family Division	Division	Division	Division	and Other	Total

Rental property revenues — continuing (100%)	$42,455	$29,699	$—	$266	$—	$72,420
Rental property revenues — discontinued (100%)	9,741	1,157	—	—	—	10,898
Fee income (100%)	9,487	1,272	1,594	—	—	12,353
Other income (100%)	25,069	4,684	8,713	288	137	38,891

Total revenues from consolidated entities	86,752	36,812	10,307	554	137	134,562

Rental property operating expenses — continuing (100%)	(18,277)	(9,893)	—	(85)	—	(28,255)
Rental property operating expenses — discontinued (100%)	(5,092)	(23)	—	—	—	(5,115)
Other expenses — continuing (100%)	(26,314)	(5,078)	(8,248)	(284)	(31,874)	(71,798)
Provision for income taxes from operations — continuing (100%)	—	—	—	—	(4,301)	(4,301)
Provision for income taxes from operations — discontinued (100%)	—	(2)	—	—	—	(2)

Total expenses from consolidated entities	(49,683)	(14,996)	(8,248)	(369)	(36,175)	(109,471)

Rental property revenues less operating expenses (JV)	16,707	4,098	—	—	—	20,805
Other, net (JV)	7,371	90	9,785	—	(2,417)	14,829

Funds from operations from unconsolidated joint ventures	24,078	4,188	9,785	—	(2,417)	35,634

Minority interest	(2,327)	(990)	—	27	—	(3,290)
Gain on sale of undepreciated investment properties	—	—	914	—	—	914
Preferred stock dividends	—	—	—	—	(11,437)	(11,437)

Funds from operations available to common stockholders, excluding loss on extinguishment of debt	58,820	25,014	12,758	212	(49,892)	46,912

Loss on extinguishment of debt	(15,443)	(2,764)	—	—	—	(18,207)

Funds from operations available to common stockholders, as defined	43,377	22,250	12,758	212	(49,892)	28,705

Depreciation and amortization — continuing (100%)	(11,671)	(15,280)	—	(137)	—	(27,088)
Depreciation and amortization — discontinued (100%)	(4,070)	(18)	—	—	—	(4,088)
Depreciation and amortization (JV)	(5,022)	(1,423)	(553)	—	—	(6,998)
Gain on sale of investment properties, net of applicable income tax provision — continuing (100%)	32	164	—	—	—	196
Gain on sale of investment properties, net of applicable income tax provision — discontinued (100%)	54,220	174	—	—	—	54,394
Gain on sale of investment properties, net of applicable income tax provision (JV)	133,193	1,053	—	—	—	134,246

Net income (loss) available to common stockholders	$210,059	$6,920	$12,205	$75	$(49,892)	$179,367

Total Assets	$596,693	$443,986	$141,412	$63,997	$87,796	$1,333,884

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Reconciliation to Consolidated Revenues	2006	2005	2006	2005
Total revenues from consolidated entities for	$34,505	$46,611	$134,562	$109,933
segment reporting

Less: rental property revenues from discontinued operations	(3,304)	(3,519)	(10,898)	(9,750)

Total consolidated revenues	$31,201	$43,092	$123,664	$100,183

	Office/Multi-	Retail	Land	Industrial	Unallocated
Three Months Ended September 30, 2005	Family Division	Division	Division	Division	and Other	Total
Rental property revenues — continuing (100%)	$13,762	$7,714	$—	$—	$—	$21,476
Rental property revenues — discontinued (100%)	2,876	643	—	—	—	3,519
Fee income (100%)	4,358	201	242	—	—	4,801
Other income (100%)	5,620	7,152	3,961	—	82	16,815

Total revenues from consolidated entities	26,616	15,710	4,203	—	82	46,611

Rental property operating expenses — continuing (100%)	(5,833)	(2,669)	—	—	—	(8,502)
Rental property operating expenses — discontinued (100%)	(1,462)	(23)	—	—	—	(1,485)
Other expenses — continuing (100%)	(6,359)	(6,260)	(3,300)	(36)	(8,283)	(24,238)
Provision for income taxes from operations — continuing (100%)	—	—	—	—	(2,021)	(2,021)
Provision for income taxes from operations — discontinued (100%)	—	(102)	—	—	—	(102)

Total expenses from consolidated entities	(13,654)	(9,054)	(3,300)	(36)	(10,304)	(36,348)

Rental property revenues less rental property operating expenses, net of consolidating entry (JV)	5,633	472	—	—	—	6,105
Other, net (JV)	(25)	310	4,691	—	(665)	4,311

Funds from operations from unconsolidated joint ventures	5,608	782	4,691	—	(665)	10,416

Minority interest	(560)	—	—	—	—	(560)
Gain on sale of undepreciated investment properties	590	—	142	—	—	732
Preferred stock dividends	—	—	—	—	(3,812)	(3,812)

Funds from operations available to common stockholders	18,600	7,438	5,736	(36)	(14,699)	17,039

Depreciation and amortization — continuing (100%)	(3,587)	(2,921)	—	—	—	(6,508)
Depreciation and amortization — discontinued (100%)	(1,324)	(10)	—	—	—	(1,334)
Depreciation and amortization (JV)	(1,682)	(209)	(150)	—	—	(2,041)
Gain on sale of investment properties, net of applicable income tax provision — continuing (100%)	13	51	—	—	—	64
Gain on sale of investment properties, net of applicable income tax provision — discontinued (100%)	—	1,070	—	—	—	1,070
Gain on sale of investment properties, net of applicable income tax provision (JV)	1,633	—	—	—	—	1,633

Net income (loss) available to common stockholders	$13,653	$5,419	$5,586	$(36)	$(14,699)	$9,923

	Office/Multi-
	Family	Retail		Industrial	Unallocated
Nine Months Ended September 30, 2005	Division	Division	Land Division	Division	and Other	Total
Rental property revenues — continuing (100%)	$40,800	$22,733	$—	$—	$—	$63,533
Rental property revenues — discontinued (100%)	8,152	1,598	—	—	—	9,750
Fee Income (100%)	11,114	802	706	—	—	12,622
Other income (100%)	5,903	7,590	10,060	—	475	24,028

Total revenues from consolidated entities	65,969	32,723	10,766	—	475	109,933

Rental property operating expenses — continuing (100%)	(16,881)	(7,688)	—	—	—	(24,569)
Rental property operating expenses — discontinued (100%)	(4,235)	(65)	—	—	—	(4,300)
Other expenses — continuing (100%)	(10,628)	(7,755)	(8,537)	(165)	(24,864)	(51,949)
Provision for income taxes from operations - continuing (100%)	—	—	—	—	(3,947)	(3,947)
Provision for income taxes from operations — discontinued (100%)	—	(126)	—	—	—	(126)

Total expenses from consolidated entities	(31,744)	(15,634)	(8,537)	(165)	(28,811)	(84,891)

Rental property revenues less operating expenses (JV)	17,142	1,565	—	—	—	18,707
Other, net (JV)	453	250	8,236	—	(2,001)	6,938

Funds from operations from unconsolidated joint ventures	17,595	1,815	8,236	—	(2,001)	25,645

Minority interest	(1,349)	—	—	—	—	(1,349)
Gain on sale of undepreciated investment properties	590	—	12,420	—	—	13,010
Preferred stock dividends	—	—	—	—	(11,437)	(11,437)

Funds from operations available to common stockholders	51,061	18,904	22,885	(165)	(41,774)	50,911

Depreciation and amortization — continuing (100%)	(12,829)	(8,658)	—	—	—	(21,487)
Depreciation and amortization — discontinued (100%)	(3,893)	(61)	—	—	—	(3,954)
Depreciation and amortization (JV)	(5,791)	(628)	(380)	—	—	(6,799)
Gain on sale of investment properties, net of applicable income tax provision — continuing (100%)	65	126	—	—	—	191
Gain on sale of investment properties, net of applicable income tax provision — discontinued (100%)	37	1,070	—	—	—	1,107
Gain on sale of investment properties, net of applicable income tax provision (JV)	1,945	—	—	—	—	1,945

Net income (loss) available to common stockholders	$30,595	$10,753	$22,505	$(165)	$(41,774)	$21,914

Total Assets	$548,310	$373,990	$117,768	$15,962	$28,085	$1,084,115

Investment in unconsolidated joint ventures	$93,705	$11,078	$93,113	$—	$—	$197,896

10. SUBSEQUENT EVENTS
          On November 1, 2006, the Company sold The Avenue of the Peninsula, a 373,000 square foot retail center in Rolling Hills Estates, California, to an unrelated third party for approximately $95.6 million. The Company estimates its gain on sale will be approximately $20.0 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Three and Nine Months Ended September 30, 2006 and 2005
Overview:
          Cousins Properties Incorporated (the “Company”) is a real estate development company with experience in the development, leasing, financing and management of office, retail and industrial properties in addition to residential land development. In addition, the Company has experience with the development and sale of multi-family products. As of September 30, 2006, the Company held interests directly or through joint ventures in 23 office properties totaling 6.9 million square feet, 14 retail properties totaling 4.6 million square feet, four industrial properties totaling 2.0 million square feet and 1,508 developed residential land lots held for sale. These interests include nine office, retail, and industrial projects under development or redevelopment totaling 5.8 million square feet. At September 30, 2006, the Company also had an interest in a condominium project under development which contains 529 units. The Company had 23 residential communities under development directly or through joint ventures in which approximately 11,400 lots remain to be developed and/or sold. In addition, the Company owns directly or through joint ventures approximately 9,300 acres of land held for sale or future development.
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
          Significant events during the quarter ended September 30, 2006 included the following:
•	Through CSC Associates, L.P. (“CSC”), sold Bank of America Plaza, a 1.25 million square foot office building in Atlanta, Georgia, for $436 million.

•	Sold Frost Bank Tower, a 531,000 square foot office building in Austin, Texas, for $188 million.

•	Purchased the remaining interests in 191 Peachtree Tower, a 1.2 million square foot office building in downtown Atlanta, Georgia, for $153 million.

•	Formed a joint venture with Faison Enterprises, Inc. to construct The Avenue Murfreesboro, an 805,000 square foot retail center in Murfreesboro, Tennessee. Upon formation, the joint venture acquired approximately 100 acres of land for approximately $25 million and commenced construction of the center.

•	Purchased 1,750 acres of land in Coweta County, Georgia for approximately $14 million and commenced construction of the Blalock Lakes residential development.

•	Formed two ventures with Seefried Properties, Inc. to develop industrial projects of up to 1.7 million square feet in Dallas, Texas. Upon formation, one of the joint ventures acquired approximately 85 acres of land for approximately $7.2 million and commenced construction of the first industrial building.

•	Acquired a seven-building, 102,000-square-foot office project on approximately 9.5 acres of land with long-term redevelopment opportunities in Sandy Springs, Georgia, for approximately $12.5 million.

•	Opened the first phase of The Avenue Webb Gin, a 381,000 square foot retail center in suburban Atlanta, Georgia.
Results of Operations:
          Rental Property Revenues. Rental property revenues increased approximately $296,000 and $8.9 million in the three and nine months ended September 30, 2006, respectively. Of these increases, approximately $869,000 and $1.7 million for the three and nine month 2006 periods, respectively, related to the Office/Multi-Family Division. Office/Multi-Family rental property revenues increased $833,000 in both the three and nine month 2006 periods due to the aforementioned acquisition of the remaining interests in 191 Peachtree Tower building. Also contributing to the 2006 increases were increases of $465,000 and $1.2 million for the three and nine month 2006 periods, respectively, from One Georgia Center, as its average economic occupancy increased from 16% in the nine month 2005 period to 36% for the nine month 2006 period, and approximately $83,000 and $483,000 in the three and nine month 2006 periods, respectively, from 200 North Point Center East, as its average economic occupancy increased from 43% in the nine month 2005 period to 69% for the nine month 2006 period. Rental property revenues from the Inforum also increased approximately $199,000 and $748,000 in the three and nine month 2006 periods, respectively, due to increases in occupancy and to changes in base rent. Partially offsetting the increases for the Office/Multi-Family division were decreases of $481,000 and $1.2 million for the three and nine month 2006 periods, respectively, from 615 Peachtree Street. Effective March 31, 2006, this building ceased operations and is being held for redevelopment. Also partially offsetting the Office/Multi-Family division rental property revenue increases were decreases of $359,000 and $894,000 in the three and nine month 2006 periods, respectively, from 3301 Windy Ridge Parkway, as the sole tenant terminated its lease on 58% of its space in the first quarter of 2006. The Company is actively attempting to re-lease this space, although there can be no guarantee of lease-up in the near term.
          Rental property revenues from the Retail Division decreased approximately $839,000 in the three months ended September 30, 2006 and increased approximately $7.0 million in the nine months ended September 30, 2006. The decrease in the three month period is a result of the contribution of five retail centers to a joint venture with The Prudential Insurance Company of America (“PREI” – see Note 6 herein). Upon venture formation, the Company began accounting for the five retail properties it contributed on the equity method, which decreased rental property revenues by $5.7 million and $3.9 million in the three and nine month 2006 periods, respectively. This decrease will continue in future periods, as the Company will no longer be recognizing consolidated results of operations from these properties. See also “Impact of Recent Transactions” below. Partially offsetting the three month 2006 decrease and contributing to the nine month 2006 increase was the fourth quarter 2005 opening of The Avenue Carriage Crossing, which increased rental property revenues $2.5 million and $7.1 million in the three and nine month 2006 periods, respectively. San Jose MarketCenter, which opened late in the first quarter of 2006, also increased rental property revenues $1.5 million and $3.2 million in the three and nine month 2006 periods, respectively; and The Avenue Webb Gin, which opened in August 2006, contributed $730,000 in rental property revenues to both the three and nine month 2006 periods.
          Rental property revenues from the Industrial Division accounted for the remaining increases in the three and nine month 2006 periods, as the Company began recognizing revenues from its lease with Snapper Products at King Mill Building 3A.

          Rental Property Operating Expenses. Rental property operating expenses increased approximately $665,000 and $3.7 million in the three and nine month 2006 periods, respectively, compared to the same 2005 periods. The aforementioned openings of The Avenue Carriage Crossing, San Jose MarketCenter and The Avenue Webb Gin and the purchase of the remaining interests in the 191 Peachtree Tower office building contributed $1.8 million and $4.2 million to the three and nine month increases, respectively. The aforementioned formation of the venture with PREI and the commencement of equity method accounting for the five retail centers contributed partially offset the increase in rental property operating expenses by approximately $1.4 million and $1.1 million for the three and nine month 2006 periods, respectively.
          Multi-family Residential Unit Sales and Cost of Sales. Multi-family residential unit sales decreased approximately $4.0 million in the three months ended September 30, 2006 compared to the same 2005 period and increased approximately $17.8 million in the nine months ended September 30, 2006 compared to the same 2005 period. Cost of sales decreased approximately $2.9 million in the three month 2006 period and increased approximately $14.8 million in the nine month 2006 period. The decrease in the three month 2006 period is a result of the fact that the Company completed construction of its 905 Juniper project in the second quarter of 2006 and recognized revenues on only three unit sales totaling $1.0 million in the third quarter of 2006; while in the third quarter of 2005, the Company recognized revenues of $5.0 million on the percentage of completion method of accounting. The increase in the nine month 2006 period is a result of the Company closing 93 of the 94 units at 905 Juniper in 2006. Since approximately 60% of the units were not being accounted for under the percentage of completion method, no revenues or costs of sales were recorded in 2005 on these units, thus accounting for the significant increase, as all of the revenues and cost of sales were recorded upon closing in 2006. Because the 905 Juniper project is currently the Company’s only consolidated multi-family project being developed and sold and only one unit remains to be sold, the Company expects multi-family residential unit sales and cost of sales to continue to decrease in the fourth quarter of 2006.
          Residential Lot and Outparcel Sales and Cost of Sales. Residential lot and outparcel sales decreased approximately $6.4 million and $4.8 million in the three and nine months ended September 30, 2006, respectively, compared to the same 2005 periods. Lot sales at the Company’s consolidated residential projects decreased from 37 lots in the third quarter of 2005 to 17 lots in the third quarter of 2006, although lot sales increased from 101 lots in the nine month 2005 period to 104 lots in the nine month 2006 period. The mix of sales at the various developments between years affects the level of revenues and profits from residential lots, and more sales occurred in 2005 at the Company’s higher priced and higher profit projects. Consistent with current market trends, the Company anticipates a decline in residential lot sales for 2006 when compared to that of 2005, both at consolidated projects and at developments owned by Temco Associates (“Temco”) and CL Realty, L.L.C. (“CL Realty”), entities in which the Company is a joint venture partner. The Company cannot currently quantify the effect of this slowdown on its results of operations for 2006 or for periods subsequent to 2006. Outparcel sales from tracts of land at the Company’s retail centers also decreased approximately $3.8 million and $3.7 million in the three and nine month 2006 periods, respectively. The Company sold higher priced and larger outparcels in 2005 compared to 2006.
          Residential lot and outparcel cost of sales decreased approximately $4.9 million and $3.6 million in the three and nine month 2006 periods, respectively, for the reasons discussed above.
          Interest and Other. Interest and other income decreased approximately $483,000 in the three months ended September 30, 2006 compared to the same 2005 period and increased approximately $1.9 million in the nine months ended September 30, 2006 compared to the same 2005 period. The three month 2006 decrease is related to an early payment received on a note receivable in 2005, which provided for additional interest upon repayment. The increase in the nine month 2006 period is primarily due to a termination fee of $2.3 million from Indus International, Inc. (“Indus”), the sole tenant at the 3301 Windy Ridge Parkway building which terminated 62,000 square feet of its space in the first quarter of 2006 and paid a termination fee.
          General and Administrative Expenses. General and administrative expenses remained relatively flat in the three months ended September 30, 2006 compared to the corresponding 2005 period and increased approximately $3.1 million in the nine months ended September 30, 2006 compared to the same 2005 period. Salaries and related benefits, including stock-based compensation, increased approximately $1.4 million and $6.7 million in the three and nine month 2006 periods, respectively. This increase includes approximately $702,000 and $2.3 million of expense in the three and nine month 2006 periods, respectively, related to stock options, which the Company began recording in the first quarter of 2006 in conjunction with the adoption of SFAS 123(R). The increase in salaries and related benefits was partially offset in the three and nine month 2006 periods by an increase in capitalized salaries to development projects of $955,000 and $3.3 million, respectively, as the Company has increased its development activities in 2006. Also, in September 2005, the Company recognized $350,000 in expense associated with a funding obligation for its 401(k) and profit sharing plan. No corresponding amount was necessary in 2006, which further offset both the 2006 increases.
          Depreciation and Amortization. Depreciation and amortization increased approximately $596,000 and $5.9 million in the three and nine months ended September 30, 2006, respectively. These increases were partially due to increases of approximately $1.2 million and $3.6 million for the three and nine month 2006 periods, respectively, from the aforementioned opening of The Avenue Carriage Crossing. Depreciation and amortization also increased approximately $369,000 and $713,000 in the three and nine month 2006 periods, respectively, from San Jose MarketCenter, which opened in March 2006, by $257,000 for both the three and nine month 2006 periods from The Avenue Webb Gin, which opened in August 2006, and by approximately $148,000 in both the three and nine month 2006 periods from the acquisition of the remaining interests in 191 Peachtree Tower. The nine month increase was also due to an increase of $3.7 million in the nine month 2006 period from The Avenue of the Peninsula, as amortization of tenant costs for the terminated Saks lease was accelerated, and to an increase of approximately $474,000 from the 3301 Windy Ridge Parkway building, as amortization of tenant costs related to the aforementioned Indus termination was accelerated. The three and nine month increases were partially offset by a decrease in depreciation and amortization for the five retail properties contributed to the aforementioned venture with PREI and the commencement of equity method accounting upon venture formation, which decreased depreciation and amortization approximately $2.0 million and $1.7 million in the three and nine month 2006 periods, respectively. The nine month increase was also partially offset by a decrease in depreciation and amortization of approximately $1.6 million from The Inforum, as certain tenant costs were fully amortized in 2005.
          Interest Expense. Interest expense increased approximately $1.0 million and $4.6 million in the three and nine months ended September 30, 2006, respectively, compared to the same 2005 periods. Interest expense before capitalization increased approximately $1.6 million and $7.5 million in the three and nine month 2006 periods, respectively, mainly due to an increase in interest expense on the credit facility of $1.6 million and $6.8 million in the three and nine month 2006 periods, respectively. This increase is due to the fact that average borrowings outstanding on the credit facility during the 2006 periods were greater than the 2005 periods, as a result of the Company having a large balance of unexpended cash in 2005 and to an increase in development activity in 2006. In addition, the base rates on the Company’s credit facility increased during the period. The Company also entered into a construction facility in March 2006 for the construction of the Terminus 100 project, which accounted for $836,000 and $1.6 million of the increase in interest expense before capitalization in the three and nine month 2006 periods, respectively. Partially offsetting these increases in interest expense was higher interest capitalized to projects under development of approximately $689,000 and $2.9 million during the three and nine month 2006 periods, respectively, due to higher amounts expended on projects under development during 2006 as compared to the same 2005 periods, as previously mentioned. Additionally, interest expense from The Avenue East Cobb mortgage note decreased approximately $787,000 and $823,000 during the three and nine month 2006 periods, respectively, due to the assumption of the mortgage note payable by the aforementioned venture with PREI when this property was contributed in June 2006.
          Loss on Extinguishment of Debt. Loss on extinguishment of debt increased approximately $15.4 million and $18.2 million in the three and nine months ended September 30, 2006, respectively. CSC, of which the Company owns a 50% interest, sold Bank of America Plaza in the third quarter of 2006. This building was encumbered by a mortgage note payable, the proceeds of which had been loaned to the Company and, in turn, the Company was obligated in full on the debt. The Company repaid the debt upon sale of Bank of America Plaza and incurred a loss related to a defeasance fee paid to terminate the note and to the unamortized closing costs remaining from origination of the note payable totaling approximately $15.4 million. In the second quarter of 2006, the Company incurred a loss on extinguishment of debt of approximately $2.8 million related to the assumption of The Avenue East Cobb mortgage note payable by the aforementioned venture formed with PREI.
          Provision for Income Taxes from Operations. Provision for income taxes from operations decreased approximately $2.0 million in the three months ended September 30, 2006 and increased approximately $354,000 in the nine months ended September 30, 2006, compared to the same 2005 periods. The three month 2006 decrease was due to the aforementioned decrease in income from the 905 Juniper project, and from decreases in residential lot sales, both at consolidated projects and from Temco and CL Realty residential ventures. Outparcel sales also decreased between the three month 2006 and 2005 periods, as previously discussed. Provision for income taxes increased in the nine month period due to the multi-family residential unit sales at the 905 Juniper project and income from TRG Columbus Development Venture, Ltd, (“TRG”). Income from Temco also increased in the nine month 2006 period, as described below. CREC, or an entity owned by CREC, is the partner in these ventures, and the Company’s share of results of operations for these ventures is included in CREC’s taxable income, as are profits from the Company’s consolidated multi-family residential project, 905 Juniper.
          Minority Interest in Income of Consolidated Subsidiaries. Minority interest in income of consolidated subsidiaries increased approximately $339,000 and $1.9 million in the three and nine months ended September 30, 2006, respectively. As a result of the aforementioned venture formation with PREI, one of the ventures formed was CP Venture Six LLC. The Company consolidates this venture and records a minority interest for PREI’s ownership interest which contributed approximately $320,000 to both the three and nine month increases. Also contributing to the nine month increase was an increase of approximately $890,000 from the minority partner’s share in the operations of the entity which has the investment in TRG, which commenced profit recognition in the fourth quarter of 2005 and an increase of approximately $560,000 from the minority partner’s share of the operations of 905 Juniper, which recognized profits on the majority of its unit sales in 2006.
          Income from Unconsolidated Joint Ventures. Income from unconsolidated joint ventures increased approximately $132.3 million and $142.1 million in the three and nine months ended September 30, 2006, respectively, compared to the same periods in 2005. These increases are attributable to the following (All amounts discussed reflect the Company’s share of joint venture income based on its ownership interest in each joint venture.):

•	Income from CSC increased approximately $133.1 million and $133.2 million in the three and nine month 2006 periods, respectively, mainly due to the sale of Bank of America Plaza in September 2006, which generated a gain to the Company of $133.2 million.

•	Income from TRG, which is developing a condominium project in Miami, Florida, increased approximately $3.0 million and $7.4 million in the three and nine month 2006 periods, respectively. TRG was formed in May 2005 and began recognizing income using the percentage of completion method of accounting in the fourth quarter of 2005. There have been recent reports about softening in the Miami, Florida condominium market. The Company does not believe that this softening market will affect this project, as it is 100% pre-sold and some of the units have been re-sold in the secondary market for prices in excess of the original contract amount.

•	Income from Temco decreased approximately $1.5 million in the three month 2006 period and increased approximately $2.6 million in the nine month 2006 period. The decrease in the three month 2006 period over the same period in 2005 is mainly attributable to large tract sales in the third quarter of 2005, which generated gains to the Company of $1.3 million. The nine month increase over the same period in 2005 is mainly due to the sale of 855 acres of land at the venture’s Seven Hills project in the first quarter of 2006, which generated a gain to the Company of $3.2 million.

•	Income from 285 Venture LLC decreased approximately $1.6 million and $1.4 million in the three and nine month 2006 periods, respectively, due to the sale of the venture’s project in 2005.
          Gain on Sale of Investment Properties. Gain on sale of investment properties for the nine months ended September 30, 2006 consisted of the following: the sale of undeveloped land at the North Point/Westside project ($739,000); the sale of undeveloped land at Cedar Grove Lakes ($175,000); and the amortization of deferred gain from CP Venture ($196,000).
          Gain on sale of investment properties for the nine months ended September 30, 2005 consisted of the following: the sale of undeveloped land at the North Point/Westside project ($4.5 million); the sale of undeveloped land at Wildwood ($7.3 million); the sale of undeveloped land at Cedar Grove Lakes ($1.2 million); and the amortization of deferred gain from CP Venture ($0.2 million).
          Discontinued Operations. Income from discontinued operations (including gain on sale of investment properties) increased approximately $53.1 million and $53.6 million in the three and nine months ended September 30, 2006, respectively. The increase is mainly the result of the gain recognized upon sale of Frost Bank Tower, a 531,000 square foot office building, in the third quarter of 2006, compared to the smaller gain on sale of Hanover Square South, a retail center of which the Company owned 69,000 square feet, recognized in 2005.
          Impact of Recent Transactions. As discussed in Note 6 to the financial statements in this Form 10-Q, the Company formed a venture (the “Venture”) with PREI on June 29, 2006. The Company contributed five operating retail properties to the Venture which it is accounting for under the equity method of accounting. Because the Company no longer consolidates the operations of the properties contributed to the Venture, rental property revenues, rental property operating expenses and depreciation and amortization decreased as a result of the Venture formation in the three months ended September 30, 2006. Income from unconsolidated joint ventures increased during the three months ended September 30, 2006 as the Company recorded its share of the income from these properties subsequent to venture formation. Because the Company’s economic ownership in these properties will reduce as PREI makes additional capital contributions, income from unconsolidated joint ventures will decrease in the fourth quarter of 2006 and the first quarter of 2007 when compared to the third quarter of 2006.
          In the third quarter of 2006, the Company, through CSC, sold the Bank of America Plaza office building. The Company accounted for its investment in and the results of operations of CSC under the equity method. Investment in unconsolidated joint ventures decreased upon sale of this building as a distribution of the proceeds was made by the venture to its partners. Income from unconsolidated joint ventures increased in the third quarter of 2006 to reflect the gain on the sale but will decrease in the future due to the disposition of the building. Additionally, the Company was liable for the entire mortgage note payable on the Bank of America Plaza building, which the Company repaid upon the building’s sale, along with associated defeasance costs. Therefore, loss on extinguishment of debt was high in the third quarter, but notes payable and ongoing interest expense will decrease as a result of the sale.
          The Company also sold Frost Bank Tower in the third quarter of 2006. This property was consolidated and rental property revenues, rental property operating expenses and depreciation and amortization will decrease in future periods as a result of this sale.
          The Company recorded non-recurring gains from these sales in the third quarter of 2006. The Company utilized the net cash proceeds, after debt repayment and property purchase, from these sales to reduce amounts outstanding under its credit facility or to make short-term investments in securities.
          In addition to the property sales described above, the Company purchased the remaining interests in 191 Peachtree Tower. The Company believes that through 2007, the increased revenues and expenses associated with 191 Peachtree Tower will approximate the decrease in revenues and expenses associated with the Frost Bank Tower sale. However, in 2008, a lease for over 35% of the building will expire and is not expected to renew. The Company, therefore, expects revenues to decrease as plans are implemented to re-lease this space.
          Discussion of Potential Accounting Pronouncements. On September 26, 2006, the Emerging Issues Task Force (“EITF”) issued a draft abstract (the “Abstract”) of EITF No. 06-8, “Applicability of the Assessment of a Buyer’s Continuing Investment under FASB Statement No. 66, Accounting for Sales of Real Estate, for Sales of Condominiums.” This Abstract reflects the EITF’s tentative conclusions on the issue and is expected to be approved in November 2006. The Abstract states that companies should evaluate the adequacy of a buyer’s continuing investment in recognizing condominium revenues on the percentage of completion method by applying paragraph 12 of Statement No. 66 to the level and timing of deposits received on contracts for condominium sales. If the Abstract is approved, the Company will be required to implement its provisions in 2008, with earlier adoption permitted. While the Company has not analyzed in detail the effects of adoption of this standard on future results of operations or decided whether to elect early adoption of the standard, management believes that some of its existing condominium contracts would not meet the requirements for percentage of completion accounting and would, under the new standard, be accounted for on the completed contract method.
          Funds From Operations. The table below shows Funds From Operations Available to Common Stockholders (“FFO”) and the related reconciliation to net income available to common stockholders for the Company. The Company calculated FFO in accordance with the National Association of Real Estate Investment Trusts’ (“NAREIT”) definition, which is net income available to common stockholders (computed in accordance with accounting principles generally accepted in the United States (“GAAP”)), excluding extraordinary items, cumulative effect of change in accounting principle and gains or losses from sales of depreciable property, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures to reflect FFO on the same basis. The Company presented the NAREIT-defined calculation and also presented an adjusted NAREIT-defined calculation of FFO in 2006 to add back the losses on extinguishment of debt recognized in the second and third quarters of 2006 as described in Notes 6 and 7 herein. The Company presented this additional measure of FFO because the losses on extinguishment of debt that the Company recognized related to a sale or an exchange of real estate, and all other amounts related to a sale or an exchange of real estate are excluded from FFO.
          FFO is used by industry analysts and investors as a supplemental measure of an equity REIT’s operating performance. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, many industry investors and analysts have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. Thus, NAREIT created FFO as a supplemental measure of REIT operating performance that excludes historical cost depreciation, among other items, from GAAP net income. The use of FFO, combined with the required primary GAAP presentations, has been fundamentally beneficial, improving the understanding of operating results of REITs among the investing public and making comparisons of REIT operating results more meaningful. Company management evaluates the operating performance of its reportable segments and of its divisions based on FFO. Additionally, the Company uses FFO and FFO per share, along with other measures, to assess performance in connection with evaluating and granting incentive compensation to its officers and employees. The reconciliation of net income available to common stockholders to funds from operations, both NAREIT – defined and as-adjusted, is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net Income Available to Common Stockholders	$174,455	$9,923	$179,367	$21,914
Depreciation and amortization:
Consolidated properties	7,834	7,238	29,479	23,581
Discontinued properties	1,221	1,334	4,088	3,954
Share of unconsolidated joint ventures	2,932	2,045	7,010	6,873
Depreciation of furniture, fixtures and equipment and amortization of specifically identifiable intangible assets:
Consolidated properties	(702)	(730)	(2,391)	(2,094)
Share of unconsolidated joint ventures	(4)	(4)	(12)	(74)
Gain on sale of investment properties, net of applicable income tax provision:
Consolidated	(244)	(796)	(1,110)	(13,201)
Discontinued properties	(54,068)	(1,070)	(54,394)	(1,107)
Share of unconsolidated joint ventures	(133,192)	(1,633)	(134,246)	(1,945)
Gain on sale of undepreciated investment properties	179	732	914	13,010

Funds From Operations Available to Common Stockholders, as defined	(1,589)	17,039	28,705	50,911

Loss on extinguishment of debt	15,443	—	18,207	—

Funds From Operations Available to Common Stockholders, Excluding Loss on Extinguishment of Debt	$13,854	$17,039	$46,912	$50,911

     Stock-Based Compensation. The Company adopted SFAS No. 123(R), “Share-Based Payment,” on January 1, 2006 utilizing the modified prospective method. This standard requires that companies recognize compensation expense in the statement of income for the grant-date fair value of share-based awards that vest during the period. The Company calculates the grant-date fair value of its awards using the Black-Scholes model, which it also utilized under SFAS No. 123 in its pro forma disclosures for periods prior to 2006. Assumptions used under SFAS No. 123 are not materially different from those used under SFAS No. 123(R). The impact of expensing stock options under SFAS No. 123(R) in the three and nine month 2006 periods was approximately $0.3 million and $1.5 million, respectively, after accounting for the effect of capitalizing salaries and related benefits of certain development and leasing personnel to projects under development and after the effect of income taxes. The total unrecognized compensation cost related to all non-vested share-based payment arrangements was $15.6 million, which will be recognized over a weighted average period of 2.3 years.
Liquidity and Capital Resources:
          Financial Condition.
          Summary. The Company had a significant number of projects under development and in the pre-development stage at September 30, 2006 and does not expect the number of projects or the amounts invested in development projects to decrease in the near term. The Company also has a large amount of undeveloped land, both consolidated and in unconsolidated joint ventures, which may progress into development projects in the remainder of 2006 or 2007. In order to position the Company to fund these projects and potential projects, the Company sold two office buildings and contributed five retail projects to a venture with a third party that generated capital. As a result, total indebtedness has decreased, representing 12.7% of total market capitalization at September 30, 2006, and the Company had $66.2 million in cash on hand. In addition, subsequent to September 30, 2006, the Company sold an additional retail property. The Company believes that it has sufficient availability on its credit facilities and the capacity to generate additional capital to fund its development expenditures through 2006 and 2007. The financial condition of the Company is discussed in further detail below.
          At September 30, 2006, the Company was subject to the following contractual obligations and commitments ($ in thousands):

		Less than			After
	Total	1 Year	2-3 Years	4-5 Years	5 years
Contractual Obligations:
Company long-term debt:
Unsecured notes payable and construction loans	$170,593	$364	$4,720	$165,509	$—
Mortgage notes payable	116,443	24,303	12,520	37,652	41,968
Interest commitments under notes payable (1)	69,873	18,972	33,295	13,582	4,024
Operating leases (ground leases)	15,363	90	184	194	14,895
Operating leases (offices)	1,876	1,296	378	202	—

Total Contractual Obligations	$374,148	$45,025	$51,097	$217,139	$60,887

Commitments:
Letters of Credit	$8,042	$8,042	$—	$—	$—
Performance bonds	18,977	18,528	449	—	—
Estimated development commitments	213,697	148,935	64,762	—	—
Unfunded tenant improvements	19,974	19,974	—	—	—

Total Commitments	$260,690	$195,479	$65,211	$—	$—

(1)	Interest on variable rate obligations is based on rates effective as of September 30, 2006.
          As discussed above, the Company formed the venture with PREI, and contributed its interests in five retail properties. Through September 30, 2006, PREI had contributed $233 million in cash to the Venture, and PREI is obligated to contribute an additional $67 million in December 2006 and may make further contributions of up to $20.5 million to the Venture in 2006 and 2007 based on future leasing and development performed by the Company on the contributed properties. The cash contributed by PREI is expected to be used to fund development projects of the development venture, but the funds to-date are being loaned to the Company in the interim until utilized for development.
          In addition to capital generated from the Venture formation, the Company received cash from the sales of Bank of America Plaza and Frost Bank Tower. Subsequent to September 30, 2006, the Company sold The Avenue of the Peninsula for $95.6 million, and the Company expects to sell 12 ground leases at its North Point property for an aggregate price of $24 million, partially in the fourth quarter of 2006 and partially in the first quarter of 2007. These sales have created taxable income that the Company expects to distribute to common stockholders in the form of a special dividend in the fourth quarter of 2006 (see Cash Flows section below). The Company may consider selling other income producing assets in 2006 as a result of the continued strategic review and analysis of assets it holds.
          With the relatively low leverage created by the capital generated from these transactions, the Company expects to utilize indebtedness to fund a portion of its commitments in 2006 and 2007. In the first quarter, the Company created additional capacity for debt funding by expanding its existing revolving credit facility and by adding a construction facility. The revised credit facility can be expanded to $500 million under certain circumstances, although the availability of the additional capacity is not guaranteed. As of September 30, 2006, the Company had $110.1 million drawn on its $400 million credit facility. The amount available under this credit facility is reduced by outstanding letters of credit, which were approximately $8.0 million at September 30, 2006. The Company’s interest rate on its credit facility is variable based on LIBOR plus a spread based on certain of the Company’s ratios and other factors. As of September 30, 2006, the spread over LIBOR was 0.80%.

          The Company also entered into an unsecured $100 million construction facility in the first quarter of 2006. While this facility is unsecured, advances under the facility are to be used to fund the construction costs of the Terminus 100 project. As of September 30, 2006, the Company had $55.4 million drawn on its construction facility.
          In 2006 and 2007, the Company may enter into other unsecured or secured construction facilities to provide funding to specific development projects. In addition, the Company may enter into mortgage notes payable with stabilized properties and utilize the proceeds to fund its development commitments.
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
          As of September 30, 2006, the weighted average interest rate on all of the Company’s debt was 6.67%.
          The Company may also generate capital through the issuance of securities that includes, but is not limited to, preferred stock under an existing shelf registration statement. As of September 30, 2006, the Company had approximately $100 million available for issuance under this registration statement.
          Over the long term, the Company will continue to actively manage its portfolio of income producing properties and strategically sell mature assets held for investment to capture value for shareholders and to recycle capital for future development activities. The Company will continue to utilize indebtedness to fund future commitments and expects to place long term permanent mortgages on selected assets as well as utilize construction facilities for other development assets. The Company may enter into additional joint venture arrangements to help fund future developments and may enter into additional structured transactions with third parties. While the Company does not foresee the need to issue common equity in the future, it will evaluate all capital sources and select the most appropriate options as capital is required.
          The Company’s business model is highly dependent upon raising capital to meet development obligations. If one or more sources of capital are not available when required, the Company may be forced to raise capital on potentially unfavorable terms which could have an adverse effect on the Company’s financial position or results of operations.
          Cash Flows.
          Cash Flows from Operating Activities. Cash flows from operating activities increased $162.3 million between the nine months ended September 30, 2006 and the corresponding 2005 period. The primary reason for the increase was the receipt of proceeds from CSC related to the sale of Bank of America Plaza. Approximately $133.0 million of the proceeds received from CSC were considered a return on the Company’s investment and classified as operating cash flows. The other significant reason for this increase was approximately $37.0 million in cash received from the closing of units in the 905 Juniper multi-family residential project during the period. Changes in accounts payable and accrued liabilities caused operating cash to increase $5.7 million, mainly due to the timing of payment of property taxes. Cash flows from operating activities also increased as a result of net cash provided by recently developed income producing properties net of a reduction in such revenue as a result of the contribution of certain retail properties to the Venture with PREI. In addition, during 2006, the Company received lease termination fees $3.2 million above those received in 2005. Partially offsetting the increase in net cash provided by operating activities was a decrease in cash received from residential lot and outparcel sales and an increase in expenditures for multi-family development due to the aforementioned 905 Juniper project.
          Cash Flows from Investing Activities. Cash flows from investing activities increased $212.0 million between the nine months ended September 30, 2006 and the corresponding 2005 period. Of this increase, $230.0 million represents proceeds received from the Venture formation with PREI and $186.7 represents proceeds received from the sale of Frost Bank Tower. In addition, distributions from CSC in excess of income caused an increase of approximately $71.0 million during 2006. Offsetting these increases was cash used to purchase two properties in 2006 and an increase in land acquisition and development expenditures. The Company paid approximately $153.2 million for the purchase of the remaining interests in 191 Peachtree Tower and approximately $12.5 million for the purchase of Cosmopolitan Center. Land acquisition and development expenditures increased due to higher expenditures for projects under development in 2006 compared to 2005 and to land purchases in 2006, specifically for the Company’s second industrial project in Jackson County, Georgia and land in Austin, Texas for a future office development. In addition, changes in other assets increased $16.2 million, mainly due to increased predevelopment expenditures in 2006.
          Cash Flows from Financing Activities. Cash flows used in financing activities increased $233.8 million between the nine months ended September 30, 2006 and the corresponding 2005 period. The primary reason for the increase was a reduction in indebtedness of $202.5 million with proceeds from the property sales and the Venture formation. In addition, the Company paid $15.4 million in defeasance costs associated with the Bank of America Plaza sale that increased cash flows used in financing activities. The Company also paid $20.6 million to minority partners during 2006 related to the Venture formation, the sale of Frost Bank Tower and the closing of units at 905 Juniper. During the nine months ended September 30, 2006, the Company paid common and preferred dividends of $67.8 million which it funded with cash provided by operating activities. During the nine months ended September 30, 2005, the Company paid common and preferred dividends of $66.7 million which it funded with cash provided by operating activities, proceeds from investment property sales and distributions from unconsolidated joint ventures in excess of income. Management expects the Company to declare and pay a special dividend to common shareholders in the aggregate amount of $170 million to $180 million in the fourth quarter of 2006 in order to distribute tax gains from the property sales discussed above.
          For the foreseeable future, the Company intends to fund its quarterly distributions to common and preferred stockholders with cash provided by operating activities, a portion of proceeds from investment property sales and a portion of distributions from unconsolidated joint ventures in excess of income.
Off Balance Sheet Arrangements
          The Company participates in a number of joint ventures, some of which it accounts for under the equity method of accounting. At September 30, 2006, the Company’s unconsolidated joint ventures had aggregate outstanding indebtedness to third parties of approximately $399.0 million, of which the Company’s share was $167.6 million. These loans are generally mortgage or construction loans that are non-recourse to the Company. In certain instances, the Company provides “non-recourse carve-out guarantees” on these non-recourse loans.
          Several of these ventures are involved in the active acquisition and development of real estate. As capital is required to fund the acquisition and development of this real estate, the Company must fund its share of the costs not funded by operations or outside financing. Based on the nature of the activities conducted in these ventures, management cannot estimate with any degree of accuracy amounts that the Company may be required to fund in the short or long-term. However, management does not believe that additional funding of these ventures will have a material adverse effect on its financial condition.
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
          As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness, design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based upon the foregoing, the Chief Executive Officer along with the Chief Financial Officer concluded that our disclosure controls and procedures are effective at providing reasonable assurance that all material information required to be included in our Exchange Act reports is reported in a timely manner. In addition, based on such evaluation we have identified no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
          The following table contains information about the Company’s purchases of its equity securities during the third quarter of 2006:

	PURCHASES RELATED TO OPTION
	EXERCISES		TREASURY STOCK PURCHASES
			Total Number of
	Total Number		Shares Purchased as	Maximum Number of
	of Shares	Average Price	Part of Publicly	Shares That May Yet Be
	Purchased (1)	Paid Per Share (1)	Announced Plan (2)	Purchased Under Plan (2)
July 1—31	—	$—	—	5,000,000
August 1—31	—	—	—	5,000,000
September 1—30	170,381	34.04	—	5,000,000

Total	170,381	$34.04	—	5,000,000

(1)	Purchases of equity securities during the third quarter of 2006 related to remittances of shares of stock by employees or directors to pay for option exercises or taxes related thereto.

(2)	On May 9, 2006, the Board of Directors of the Company authorized a stock repurchase plan, which expires May 9, 2009, of up to 5,000,000 shares of the Company’s common stock. No purchases were made under this plan in the third quarter of 2006.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     None.
Item 6. Exhibits

3.1	Restated and Amended Articles of Incorporation of the Registrant, as amended December 15, 2005, filed as Exhibit 3(a)(i) to the Registrant’s Form 10-K for the year ended December 31, 2005, and incorporated herein by reference.

3.2	Bylaws of the Registrant, as amended April 29, 1993, filed as Exhibit 3.2 to the Registrant’s Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference.

10(a)(i)	Amendment Number Two to the Cousins Properties Incorporated 2005 Restricted Stock Unit Plan, dated August 14, 2006, filed as exhibit 10.1 to the Registrant’s Current Report on Form 8-K on August 18, 2006, and incorporated herein by reference.

10(a)(ii)	Cousins Properties Incorporated 2005 Restricted Stock Unit Plan – Form of Restricted Stock Unit Certificate for Directors, filed as exhibit 10.2 to the Registrant’s Current Report on Form 8-K on August 18, 2006, and incorporated herein by reference.

10(a)(iii)	Purchase and Sale Agreement between Cousins Properties Texas LP and TX-Frost Tower Limited Partnership with respect to Frost Bank Tower, Austin, Texas, dated August 2, 2006, filed as exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 19, 2006, and incorporated herein by reference.

10(a)(iv)	Purchase and Sale Agreement between CPI 191 LLC and GA-191 Peachtree, L.L.C. with respect to 191 Peachtree Street, Atlanta, Georgia, dated August 2, 2006, filed as exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on September 19, 2006, and incorporated herein by reference.

10(a)(v)	Purchase and Sale Agreement between CSC Associates, L.P. and BentleyForbes Acquisitions, LLC with respect to Bank of America Plaza, Atlanta, Georgia, dated July 14, 2006; First Amendment to Purchase and Sale Agreement dated August 3, 2006; and Rein statement and Second Amendment to Purchase and Sale Agreement dated August 11, 2006, all filed as exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 4, 2006, and incorporated herein by reference.

11	Computation of Per Share Earnings*

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Data required by SFAS No. 128, “Earnings Per Share,” is provided in Note 4 to the condensed consolidated financial statements included in this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COUSINS PROPERTIES INCORPORATED
/s/ James A. Fleming
James A. Fleming
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

November 9, 2006