Form 10-K
period 2006-12-31
COUSINS PROPERTIES INC
filed 2007-02-28
CIK 25232

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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

Large accelerated filer  ☑      Accelerated filer  ☐      Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

As of June 30, 2006, the aggregate market value of the common stock of Cousins Properties Incorporated held by non-affiliates was $1,207,847,739 based on the closing sale price as reported on the New York Stock Exchange. As of February 23, 2007, 51,933,819 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement for the annual stockholders meeting to be held on May 14, 2007 are incorporated by reference into Part III of this Form 10-K.

FORWARD-LOOKING STATEMENTS

Certain matters contained in this report are forward-looking statements within the meaning of the federal securities laws and are subject to uncertainties and risks. These include, but are not limited to, general and local economic conditions, local real estate conditions, the activity of others developing competitive projects, the risks associated with development projects (such as delay, cost overruns and leasing/sales risk of new properties), the cyclical nature of the real estate industry, the financial condition of existing tenants, interest rates, the Company’s ability to obtain favorable financing or zoning, environmental matters, the effects of terrorism, the ability of the Company to close properties under contract and other risks detailed from time to time in the Company’s filings with the Securities and Exchange Commission, including this report on Form 10-K. The words “believes,” “expects,” “anticipates,” “estimates” and similar expressions are intended to identify forward-looking statements. Although the Company believes that its plans, intentions and expectations reflected in any forward-looking statements are reasonable, the Company can give no assurance that such plans, intentions or expectations will be achieved. Such forward-looking statements are based on current expectations and speak as of the date of such statements. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of future events, new information or otherwise.

PART I

Item 1.  Business

Corporate Profile

Cousins Properties Incorporated (the “Registrant” or “Cousins”) is a Georgia corporation, which since 1987 has elected to be taxed as a real estate investment trust (“REIT”). Cousins Real Estate Corporation and its subsidiaries (“CREC”) is a taxable entity wholly-owned by the Registrant and is consolidated with the Registrant. CREC owns, develops, and manages its own real estate portfolio and performs certain real estate related services for other parties. The Registrant and CREC combined are hereafter referred to as the “Company.” The Company has been a public company since 1962, and its common stock trades on the New York Stock Exchange under the symbol “CUZ.”

The Company’s strategy is to produce strong stockholder returns by creating value through the acquisition, development and redevelopment of high quality, well-located office, multi-family, retail, industrial, and residential properties. The Company has developed substantially all of the income producing real estate assets it owns and operates. A key element in the Company’s strategy is to actively manage its portfolio of investment properties and, at the appropriate times, to engage in timely and strategic dispositions either by sale or through contributions to ventures in which the Company retains an ownership interest. These transactions seek to maximize the value of the assets the Company has created, generate capital for additional development properties and return a portion of the value created to stockholders.

Unless otherwise indicated, the notes referenced in the discussion below are the “Notes to Consolidated Financial Statements” included in this Annual Report on Form 10-K on pages F-7 through F-43.

The Company conducts its business through four divisions: Office/Multi-Family, Retail, Industrial and Land. The following is a summary of the strategy and 2006 activity in each of its operating divisions:

Business Description and Significant Changes in 2006

Office/Multi-Family Division

The strategy of the Office/Multi-Family Division is to create value through (1) the development and asset management of Class A office projects with particular focus in Austin, Dallas, Charlotte, Birmingham, and Atlanta; (2) the development and sale of multi-family projects in urban locations in the Southeastern United States targeted to buyers with generally higher income and less sensitivity to interest rates; and (3) the management and leasing of office properties owned by third parties. In addition to traditional office/multi-family projects, the Office/Multi-Family Division is engaged in the development of mixed use projects that contain multiple product types in communities where individuals live, work and seek entertainment.

As of December 31, 2006, the Office/Multi-Family Division owned directly or through joint ventures 20 operating office properties totaling 4.9 million rentable square feet and had five office or multi-family projects under active development or redevelopment.

Significant activity within the Office/Multi-Family Division in 2006 was as follows:

•	Formed a joint venture which is intended to construct Palisades West, a 360,000 square foot, two building office development in Austin, Texas.

•	Increased percentage leased of Terminus 100 from 41% at December 31, 2005 to 64% at December 31, 2006.

•	Completed the construction and closed the sale of all units at 905 Juniper, the Company’s first multi-family project.

•	Acquired 191 Peachtree, a 1.2 million square foot, Class A building in Downtown Atlanta.

•	Increased percentage of completion of 50 Biscayne from 26% at December 31, 2005 to 70% at December 31, 2006. The Company expects construction to be substantially complete and unit closings to commence in the fourth quarter of 2007.

•	Had significant leasing activity, notably a 274,000 square foot lease to the American Cancer Society at Inforum.

Retail Division

The strategy of the Retail Division is to create stockholder value through the development and management of retail shopping centers, including Avenue® concept lifestyle centers and power centers. The Retail Division focuses its efforts in demographically favorable markets in the Sunbelt with a particular emphasis on Georgia, Tennessee, North Carolina, Texas and Florida. In addition, the Retail Division is partnering with other divisions for mixed-use developments such as the Terminus project in the Buckhead district of Atlanta.

As of December 31, 2006, the Company owned directly or through joint ventures 10 operating retail properties totaling 2.7 million rentable square feet and had three projects and one expansion under active development totaling 1.5 million square feet.

Significant activity within the Retail Division in 2006 was as follows:

•	Commenced operations of San Jose MarketCenter, a 363,000 square foot power center in San Jose, California, of which the Company owns 220,000 square feet.

•	Commenced operations of The Avenue Webb Gin, a 381,000 square foot lifestyle center in suburban Atlanta.

•	Through a joint venture, commenced construction of The Avenue Murfreesboro, an 810,000 square foot lifestyle center in suburban Nashville, Tennessee.

Industrial Division

The strategy of the Industrial Division is to create value through the development of institutional quality warehouse and distribution properties. The Industrial Division initially focused its efforts on the metropolitan Atlanta area. In 2006, it expanded into the Dallas market with a joint venture partner. Over time, the Industrial Division expects to expand beyond the Atlanta and Dallas market areas to port cities such as Savannah, Jacksonville and Tampa as well as major distribution centers that may include Central Florida, Memphis and Kansas City.

As of December 31, 2006, the Company owned through joint ventures one operating industrial property totaling 417,000 rentable square feet and three projects under active development totaling 1.6 million square feet.

Significant activity within the Industrial Division in 2006 was as follows:

•	Commenced construction of the first building at Jefferson Mill Business Park, a 459,000 square foot industrial project in Jackson County, Georgia. This project will contain 3.2 million square feet upon completion.

•	Through a joint venture commenced construction of the first building in Lakeside Ranch Business Park in Dallas, Texas. The first building will contain 749,000 square feet and the project will contain 1.7 million square feet upon completion.

•	Commenced operations of the first building in King Mill Distribution Park containing 417,000 square feet.

•	Commenced construction of the second building in King Mill Distribution Park containing 359,000 square feet.

Land Division

The strategy of the Land Division is to create value through the acquisition and entitlement of land, and the development and sale of residential lots. In addition, the Land Division acquires and sells certain undeveloped tracts of land to third parties that are generally adjacent to or a part of its residential lot developments. The Land Division conducts most of its business through partnerships with Temple Inland and its affiliates. This alliance has allowed the Company to share in the capital invested in individual projects and to share resources and expertise in the development and sale of residential lots and land tracts.

As of December 31, 2006, the Company had 24 residential communities under development directly or through joint ventures in which approximately 11,600 lots remain to be developed and/or sold. In addition, the Company or its joint ventures had approximately 9,100 acres of undeveloped land.

Significant activity within the Land Division in 2006 was as follows:

•	Commenced development of Blalock Lakes, a planned 3,000 acre residential community in Coweta County, Georgia that is expected to include private hunting, equestrian, fishing, swim and tennis facilities in a controlled access community.

•	Entered into a joint venture with Callaway Gardens Resorts, Inc. for the development of residential lots within the Callaway Gardens Resort.

•	Sold 1,576 residential lots, either directly or through joint ventures.

•	Sold 1,245 acres of land tracts, either directly or through joint ventures.

Financing Activities

The Company’s financing strategy is to provide capital to fund its development activities while maintaining a relatively conservative debt level and managing the Company’s size to make the value created from its development activities more accretive to its common stockholders. Historically, the Company has accomplished this strategy by raising capital through bank lines of credit, construction and mortgage loans secured by its properties, sale of mature assets and distribution of the gains on asset sales to stockholders, contribution of assets into joint ventures, and the issuance of preferred stock.

During 2006, the Company had the following financing activities:

•	Formed a venture with an institutional investor for the ownership, development, investment, management and leasing of certain commercial real estate projects, including five of the Company’s retail properties. This transaction provided $300 million in capital in 2006 and is expected to provide $20 million of capital in 2007 for future investment.

•	Sold The Avenue of the Peninsula and its interests in Bank of America Plaza and Frost Bank Tower for total proceeds of $502 million.

•	Sold seven ground lease outparcels at its North Point property generating proceeds of approximately $14.3 million.

•	Recast its credit facility resulting in $75 million in additional capacity, a reduction in its interest spread over LIBOR and additional flexibility in certain financial covenants.

•	Closed a $100 million unsecured construction facility for funding the development of Terminus 100.

•	The joint venture developing The Avenue Murfreesboro closed a $131 million construction loan, of which the Company guarantees 20%.

•	Paid a special dividend to common stockholders of $175.5 million or $3.40 per share.

Environmental Matters

Under various federal, state and local laws, ordinances and regulations, an owner or operator of real estate is generally liable for the costs of removal or remediation of certain hazardous or toxic substances on or in such property. Such laws often impose liability without regard to whether the owner knew of, or was responsible for, the presence of such hazardous or toxic substances. The presence of such substances, or the failure to properly remediate such substances, may subject the owner to substantial liability and may adversely affect the owner’s ability to develop the property or to borrow using such real estate as collateral. The Company is not aware of any environmental liability that the Company’s management believes would have a material adverse effect on the Company’s business, assets or results of operations.

Certain environmental laws impose liability on a previous owner of property to the extent that hazardous or toxic substances were present during the prior ownership period. A transfer of the property does not relieve an owner of such liability. Thus, although the Company is not aware of any such situation, the Company may be liable in respect to properties previously sold.

In connection with the development or acquisition of certain properties, the Company has obtained Phase One environmental audits (which generally involve inspection without soil sampling or ground water analysis) from independent environmental consultants. The remaining properties (including the Company’s land held for investment or future development) have typically also been so examined. No assurance can be given that environmental liabilities do not exist, that the reports revealed all environmental liabilities or that no prior owner created any material environmental condition not known to the Company.

The Company believes that it and its properties are in compliance in all material respects with all federal, state and local laws, ordinances and regulations regarding hazardous or toxic substances.

Competition

The Company competes for tenants with similar properties located in its markets primarily on the basis of location, rental rates, services provided and the design and condition of the facilities. The Company also competes with other real estate companies, financial institutions, pension funds, partnerships, individual investors and others when attempting to acquire and develop properties. In addition, the Land and Office/Multi-Family divisions compete with other lot and multi-family developers.

Executive Offices; Employees

The Registrant’s executive offices are located at 2500 Windy Ridge Parkway, Suite 1600, Atlanta, Georgia 30339-5683. Effective April 1, 2007, the Company’s executive offices will relocate to 191 Peachtree Street, Suite 3600, Atlanta, Georgia 30303-1740. At December 31, 2006, the Company employed 488 people.

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

Copies of these documents (without exhibits, when applicable) are also available free of charge upon request to the Company at 2500 Windy Ridge Parkway, Suite 1600, Atlanta, Georgia 30339-5683, Attention: Investor Relations. Investor Relations may also be reached by telephone at (770) 955-2200 or by facsimile at (770) 857-2368. Effective April 1, 2007, the Company’s headquarters will relocate to 191 Peachtree Street, Suite 3600, Atlanta, Georgia 30303-1740, main telephone number (404) 407-1000.

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

General Real Estate Operating Risks

Our ownership of commercial real estate involves a number of risks, including general economic and market risks, leasing risk, uninsured losses and condemnation costs, environmental issues, joint venture structure risk and concentration of real estate, the effects of which could adversely affect our business.

General economic and market risks.  Our assets may not generate income sufficient to pay our expenses, service debt or maintain our properties, and, as a result, our results of operations may be adversely affected and we may need to reduce our dividend in future periods. Several factors may adversely affect the economic performance and value of our properties. These factors include, among other things:

•	changes in the national, regional and local economic climate;

•	local conditions such as an oversupply of properties or a reduction in demand for properties;

•	the attractiveness of our properties to tenants;

•	competition from other available properties;

•	changes in market rental rates; and

•	the need to periodically repair, renovate and re-lease space.

Our performance also depends on our ability to collect rent from tenants and to pay for adequate maintenance, insurance and other operating costs (including real estate taxes), which could increase over time. Also, the expenses of owning and operating a property are not necessarily reduced when circumstances such as market factors and competition cause a reduction in income from the property. If a property is mortgaged and we are unable to meet the mortgage payments, the lender could foreclose on the mortgage and take title to the property. In addition, interest rate levels, the availability of financing, changes in laws and governmental regulations (including those governing usage, zoning and taxes) and financial distress or bankruptcies of tenants may adversely affect our financial condition.

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

Joint venture structure risks.  Our venture partners have rights to take some actions over which we have no control, which could adversely affect our interests in the related joint ventures and in some cases our overall financial condition or results of operations. We have interests in a number of joint ventures (including partnerships and limited liability companies) and may in the future conduct our business through such structures. These structures involve participation by other parties whose interests and rights may not be the same as ours. For example, a venture partner might have economic and/or other business interests or goals which are unlike or incompatible with our business interests or goals and those venture partners may be in a position to take action contrary to our interests, including maintaining our REIT status. In addition, such venture partners may become bankrupt and such proceedings could have an adverse impact on the operation of the partnership or joint venture. Furthermore, the success of a project may be dependent upon the expertise, business judgment, diligence and effectiveness of our venture partners in matters that are outside our control. Thus, the involvement of venture partners could adversely impact the development, operation and ownership of the underlying properties, including any disposition of such underlying properties.

Regional concentration of properties.  Currently, a large percentage of our properties are located in metropolitan Atlanta, Georgia. In the future, there may be significant concentrations in metropolitan Atlanta, Georgia and/or other markets. If there is deterioration in any market in which we have significant holdings, our interests could be adversely affected, including, without limitation, loss in value of properties, decreased cash flows and inability to make or maintain distributions to stockholders.

Compliance or failure to comply with the Americans with Disabilities Act or other safety regulations and requirements could result in substantial costs.

The Americans with Disabilities Act generally requires that public buildings, including office, retail and multi-family buildings, be made accessible to disabled persons. Noncompliance could result in the imposition of fines by the federal government or the award of damages to private litigants. If, under the Americans with Disabilities Act, we are required to make substantial alterations and capital expenditures in one or more of our properties, including the removal of access barriers, it could adversely affect our financial condition and results of operations, as well as the amount of cash available for distribution to our stockholders.

Our properties are also subject to various federal, state and local regulatory requirements, such as state and local fire and life safety requirements. If we fail to comply with these requirements, we could incur fines or private damage awards. We do not know whether existing requirements will change or whether compliance with future requirements will require significant unanticipated expenditures that will affect our cash flow and results of operations.

Real Estate Development Risks

We face risks associated with the development of real estate, such as delay, cost overruns and the possibility that we are unable to lease a large portion of the space that we build, which could adversely affect our results.

We generally undertake more commercial development activity relative to our size than other public real estate companies. Development activities contain certain inherent risks. Although we seek to minimize risks from commercial development through various management controls and procedures, development risks cannot be eliminated. Some of the key factors affecting development of commercial property are as follows:

•	The availability of sufficient development opportunities. Absence of sufficient development opportunities could result in our experiencing slower growth in earnings and cash flows. Development opportunities are dependent upon a wide variety of factors. From time to time, availability of these opportunities can be volatile as a result of, among other things, economic conditions and product supply/demand characteristics in a particular market.

•	Abandoned predevelopment costs. The development process inherently requires that a large number of opportunities be pursued with only a few being developed and constructed. We may incur significant costs for predevelopment activity for projects that are abandoned that directly affect our results from operations. We have procedures and controls in place that are intended to minimize this risk, but it is likely that there will be predevelopment costs charged to expense on an ongoing basis.

•	Project costs. Construction and leasing of a project involves a variety of costs that cannot always be identified at the beginning of a project. Costs may arise that have not been anticipated or actual costs may exceed estimated costs. These additional costs can be significant and could adversely impact our return on a project and the expected results from operations upon completion of the project. Also, construction costs rose significantly in 2006 due to increased demand for building materials and are expected to increase further in the near term. We attempt to mitigate construction cost risks on our development projects through guaranteed maximum price contracts and pre-ordering of certain materials, but we may be adversely affected by increased construction costs on our current and future projects.

•	Leasing risk. The success of a commercial real estate development project is dependent upon, among other factors, entering into leases with acceptable terms within a predefined lease-up period. Although our policy is to achieve preleasing goals (which vary by market, product type and circumstances) before committing to a project, it is likely only some percentage of the space in a project will be leased at the time we commit to the project. If the space is not leased on schedule and upon the expected terms and conditions, our returns, future earnings and results of operations from the project could be adversely impacted. Whether or not tenants are willing to enter into leases on the terms and conditions we project and on the timetable we expect will depend upon a large variety of factors, many of which are outside our control. These factors may include:

•	general business conditions in the economy or in the tenants’ or prospective tenants’ industries;

•	supply and demand conditions for space in the marketplace; and

•	level of competition in the marketplace.

•	Governmental approvals. All necessary zoning, land-use, building, occupancy and other required governmental permits and authorization may not be obtained or may not be obtained on a timely basis resulting in possible delays, decreased profitability and increased management time and attention.

Financing Risks

If interest rates or other market conditions for obtaining capital become unfavorable, we may be unable to raise capital needed to build our developments on a timely basis, or we may be forced to borrow money at higher interest rates or under adverse terms, which could adversely affect returns on our development projects, our cash flow and results of operations.

We finance our development projects through one or more of the following: our credit facility, permanent mortgages, proceeds from the sale of assets, secured and unsecured construction facilities, and joint venture equity. In addition, we have raised capital through the issuance of perpetual preferred stock to supplement our capital needs. Each of these sources may be constrained from time to time because of market conditions, and interest rates may be unfavorable at any given point in time. These sources of capital, and the risks associated with each, include the following:

•	Credit facilities. Terms and conditions available in the marketplace for credit facilities vary over time. We can provide no assurance that the amount we need from our credit facility will be available at any given time, or at all, or that the rates and fees charged by the lenders will be acceptable to us. We incur interest under our credit facility at a variable rate. Variable rate debt creates higher debt service requirements if market interest rates increase, which would adversely affect our cash flow and results of operations. Our credit facility contains customary restrictions, requirements and other limitations on our ability to incur indebtedness, including restrictions on total debt outstanding, restrictions on secured debt outstanding, requirements to maintain minimum debt service coverage ratios and minimum ratios of unencumbered assets to unsecured debt. Our continued ability to borrow under our credit facility is subject to compliance with our financial and other covenants. In addition, our failure to comply with such covenants could cause a default, and we may then be required to repay such debt with capital from other sources. Under those circumstances, other sources of capital may not be available to us, or may be available only on unattractive terms.

•	Mortgage financing. The availability of financing in the mortgage markets varies from time to time depending on various conditions, including the willingness of mortgage lenders to lend at any given point in time. Interest rates may also be volatile and we may from time to time elect not to proceed with mortgage financing due to unfavorable interest rates. This could adversely affect our ability to finance development activities. In addition, if a property is mortgaged to secure payment of indebtedness and we are unable to make the mortgage payments, the lender may foreclose, resulting in loss of income and asset value.

•	Property sales. Real estate markets tend to experience market cycles. Because of such cycles the potential terms and conditions of sales, including prices, may be unfavorable for extended periods of time. In addition, federal tax laws limit our ability to sell properties and this may affect our ability to sell properties without adversely affecting returns to our stockholders. These restrictions reduce our ability to respond to changes in the performance of our investments and could adversely affect our financial condition and results of operations. This could impair our ability to raise capital through property sales in order to fund our development projects or other cash needs. In addition, mortgage financing on a property may impose a prepayment penalty in the event the financing is prepaid, which may decrease the proceeds from a sale or refinancing or make the sale or refinancing impractical.

•	Construction facilities. Construction facilities generally relate to specific assets under construction and fund costs above an initial equity amount deemed acceptable to the lender. Terms and conditions of construction facilities vary but they generally carry a term of two to five years, charge interest at variable rates and require the lender to be satisfied with the nature and amount of construction costs prior to funding. While construction lending is competitive and offered by many financial institutions, there may be times when these facilities are not available or are only available upon unfavorable terms which could have an adverse effect on our ability to fund development projects or on our ability to achieve the returns we expect.

•	Joint ventures. Joint ventures, including partnerships or limited liability companies, tend to be complex arrangements, and there are only a limited number of parties willing to undertake such investment structures. There is no guarantee that we will be able to undertake these ventures at the times we need capital.

•	Preferred stock. The availability of preferred stock at favorable terms and conditions is dependent upon a number of factors including the general condition of the economy, the overall interest rate environment, the condition of the capital markets and the demand for this product by potential holders of the securities. We can provide no assurance that conditions will be favorable for future issuances of perpetual preferred stock (or other equity securities) when we need the capital which could have an adverse effect on our ability to fund development projects.

Although we believe that in most economic and market environments we will be able to obtain necessary capital for our operations from the foregoing financing activities, we can make no assurances that the capital we need will be available when we need it. If we cannot obtain capital when we need it, we may not be able to develop and construct all the projects we could otherwise develop which could result in a reduction in our future earnings and cash flows. Lack of financing could also result in an inability to repay maturing debt which could result in defaults and, potentially, loss of properties, as well as an inability to make distributions to stockholders. Unfavorable interest rates could adversely impact both the cost of our projects (through capitalized interest) and our current earnings and cash flows.

Covenants contained in our credit facility and mortgages could restrict or hinder our operational flexibility, which could adversely affect our results of operations.

Our credit facility imposes financial and operating covenants on us. These covenants may be modified from time to time, but covenants of this type typically include restrictions and limitations on our ability to incur debt and certain forms of equity capital, as well as limitations on the amount of our unsecured debt, limitations on payments to stockholders, and limitations on the amount of development and joint venture activity in which we may engage. These covenants may limit our flexibility in making business decisions. If we fail to meet those covenants, our ability to borrow may be impaired, which could potentially make it more difficult to fund our capital and operating needs. Additionally, some of our properties are subject to mortgages. These mortgages contain customary negative covenants, including limitations on our ability, without the lender’s prior consent, to further mortgage that property, to modify existing leases or to sell that property. Compliance with these covenants could harm our operational flexibility and financial condition.

Risks Associated with Multi-Family Projects

Any failure to timely sell the multi-family units developed by our Office/Multi-Family Division or an increase in development costs could adversely affect our results of operations.

Our Office/Multi-Family Division develops for-sale multi-family residential projects currently in urban markets. Multi-family unit sales can be highly cyclical and can be affected by interest rates and local issues. Once a project is undertaken, we can provide no assurance that we will be able to sell the units in a timely manner which could result in significantly increased carrying costs and erosion or elimination of profit with respect to any project.

In addition, actual construction and development costs of the multi-family residential projects can exceed estimates for various reasons. As these projects are normally multi-year projects, the market demand for multi-family residences may change between commencement of a project and its completion. Any estimates of sales and profits may differ substantially from our actual sales and profits and, as a result, our results of operations may differ substantially from any estimates.

Any failure to receive cash corresponding to previously recognized revenues could adversely affect our future results of operations.

In accordance with accounting principles generally accepted in the United States, we recognize revenues and profits from sales of multi-family residential units during the course of construction. Revenue is recorded when, among other factors, (1) construction is beyond a preliminary stage, (2) the buyer is committed to the extent of being unable to require a full refund, except for nondelivery of the residence, (3) a substantial percentage of units are under non-cancelable contracts, (4) collection of the sales price is reasonably assured and (5) costs can be reasonably estimated. Due to various contingencies, such as delayed construction and buyer defaults, we may receive less cash than the amount of revenue already recognized or the cash may be received at a later date than we expected, which could affect amounts of revenue previously recognized and our ultimate profitability on the project.

Risks Associated with our Land Division

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

In addition, actual construction and development costs with respect to subdivisions can exceed estimates for various reasons, including unknown site conditions. The timing of subdivision lot sales and unimproved property sales are, by their nature, difficult to predict with any precision. Additionally, some of our residential properties are multi-year projects, and market conditions may change between the time we decide to develop a property and the time that all or some of the lots or tracts may be ready for sale. Similarly, we often hold undeveloped land for long periods of time prior to sale. Any changes in market conditions between the time we acquire land and the time we sell land, could cause the Company’s estimates of proceeds and related profits from such sales to be lower or result in an impairment charge. Estimates of sales and profits may differ substantially from actual sales and profits and as a result, our results of operations may differ substantially from these estimates.

Any failure to timely sell or lease non-income producing land could adversely affect our results of operations.

We maintain significant holdings of non-income producing land in the form of land tracts and outparcels. Our strategy with respect to these parcels of land include (1) developing the land at a future date as a retail, office, industrial or mixed-use income producing property or developing it for single-family or multi-family residential uses; (2) ground leasing the land to third parties; and (3) in certain circumstances, selling the parcels to third parties. Before we develop, lease or sell these land parcels, we incur carrying costs, including interest expense and property tax expense.

If we are unable to sell this land or convert it into income producing property in a timely manner, our results of operations and liquidity could be adversely affected.

Risks Associated with our Third Party Management Business

Our third party business may experience volatility based on a number of factors, including termination of contracts, which could adversely affect our results of operations.

We engage in third party development, leasing, property management, asset management and property services to unrelated property owners. Contracts for such services are generally short-term in nature and permit termination without extensive notice. Fees from such activities can be volatile due to unexpected terminations of such contracts. Extensive unexpected terminations could materially adversely affect our results of operations. Further, the timing of the generation of new contracts for services is difficult to predict.

General Business Risks

We may not adequately or accurately assess new opportunities, which could adversely impact our results of operations.

Our estimates and expectations with respect to new lines of business and opportunities may differ substantially from actual results, and any losses from these endeavors could materially adversely affect our results of operations. We conduct business in an entrepreneurial manner. We seek opportunities in various sectors of real estate and in various geographical areas and from time to time undertake new opportunities, including new lines of business. Not all opportunities or lines of business prove to be profitable. We expect from time to time that some of our business ventures may have to be terminated because they do not meet our profit expectations. Termination of these ventures may result in the write off of certain related assets and/or the termination of personnel, which would adversely impact results of operations.

We are dependent upon key personnel, the loss of any of whom could adversely impair our ability to execute our business.

One of our objectives is to develop and maintain a strong management group at all levels. At any given time we could lose the services of key executives and other employees. None of our key executives or other employees are subject to employment agreements or contracts. Further, we do not carry key person insurance on any of our executive officers or other key employees. The loss of services of any of our key employees could have an adverse impact upon our results of operations, financial condition and our ability to execute our business strategy.

Our restated and amended articles of incorporation contain limitations on ownership of our stock, which may prevent a change in control that might otherwise be in the best interests of our stockholders.

Our restated and amended articles of incorporation impose limitations on the ownership of our stock. In general, except for certain individuals who owned stock at the time of adoption of these limitations, no individual or entity may own more than 3.9% of the value of our outstanding stock. The ownership limitation may have the effect of delaying, inhibiting or preventing a transaction or a change in control that might involve a premium price for our stock or otherwise be in the best interest of our stockholders.

Federal Income Tax Risks

Any failure to continue to qualify as a real estate investment trust for federal income tax purposes could have a material adverse impact on us and our stockholders.

Cousins intends to operate in a manner to qualify as a REIT for federal income tax purposes. However, we can provide no assurance that Cousins has qualified or will remain qualified as a REIT. Qualification as a REIT involves the application of highly technical and complex provisions of the Internal Revenue Code (the “Code”), for which there are only limited judicial or administrative interpretations. Certain facts and circumstances not entirely within our control may affect our ability to qualify as a REIT. In addition, we can provide no assurance that legislation, new regulations, administrative interpretations or court decisions will not adversely affect Cousins’ qualification as a REIT or the federal income tax consequences of Cousins’ REIT status.

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

In order to qualify as a REIT, under current law, Cousins generally is required each taxable year to distribute to its stockholders at least 90% of its net taxable income (excluding any net capital gain). To the extent that Cousins does not distribute all of its net capital gain or it distributes at least 90%, but less than 100%, of its other taxable income, Cousins is subject to tax on the undistributed amounts at regular corporate rates. In addition, Cousins is subject to a 4% nondeductible excise tax to the extent that distributions paid by Cousins during the calendar year are less than the sum of the following:

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

Certain property transfers may be characterized as prohibited transactions, resulting in a tax on any gain attributable to the transaction.

From time to time, we may transfer or otherwise dispose of some of our properties. Under the Code, any gain resulting from transfers or dispositions, from other than our taxable REIT subsidiary, deemed to be prohibited transactions would be subject to a 100% tax on any gain associated with the transaction. Prohibited transactions generally include sales of assets that constitute inventory or other property held for sale to customers in the ordinary course of business. Since we acquire properties primarily for investment purposes, we do not believe that our occasional transfers or disposals of property are deemed to be prohibited transactions. However, whether property is held for investment purposes is a question of fact that depends on all the facts and circumstances surrounding the particular transaction. The Internal Revenue Service may contend that certain transfers or disposals of properties by us are prohibited transactions. While we believe that the Internal Revenue Service would not prevail in any such dispute, if the Internal Revenue Service were to argue successfully that a transfer or disposition of property constituted a prohibited transaction, we would be required to pay a tax equal to 100% of any gain allocable to us from the prohibited transaction. In addition, income from a prohibited transaction might adversely affect our ability to satisfy the income tests for qualification as a REIT for federal income tax purposes.

Disclosure Controls and Internal Control over Financial Reporting Risks

Our business could be adversely impacted if we have deficiencies in our disclosure controls and procedures or internal control over financial reporting.

The design and effectiveness of our disclosure controls and procedures and internal control over financial reporting may not prevent all errors, misstatements or misrepresentations. While management will continue to review the effectiveness of our disclosure controls and procedures and internal control over financial reporting, there can be no guarantee that our internal control over financial reporting will be effective in accomplishing all control objectives at all times. Deficiencies, including any material weakness, in our internal control over financial reporting which may occur in the future could result in misstatements of our results of operations, restatements of our financial statements, a decline in our stock price, or otherwise materially adversely affect our business, reputation, results of operations, financial condition or liquidity.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.  Properties

The following tables set forth certain information relating to properties in which the Company has a 10% or greater ownership interest. Information presented in Note 6 to the Consolidated Financial Statements included in Item 8 of this report provides additional information related to the Company’s joint ventures. All information presented is as of December 31, 2006. Dollars are stated in thousands.

Table of Major Operating Office, Retail and Industrial Properties

											Cost and
							Percentage	Average			Cost Less			Debt
	Year						Leased	2006		Major	Depreciation			Maturity
	Development		Company’s				as of	Economic	Major Tenants (Lease	Tenants’	and			and
Description	Completed	Venture	Ownership		Square Feet		December 31,	Occupancy	Expiration/Options	Rentable	Amortization	Debt		Interest
and Location	or Acquired	Partner	Interest		and Acres		2006	(1)	Expiration)	Sq. Feet	(2)	Balance		Rate

Office

191 Peachtree Tower(3) Atlanta, GA	2006	N/A	100%		1,211,000		60%	52%	Wachovia Bank (2008/2023)	380,442	$146,367	$0		N/A
					2 Acres	(3)			Deloitte & Touche (2008/2018)	99,465	$144,389
									Cousins Properties (2017/2022)	61,674

Inforum Atlanta, GA	1999	N/A	100%		994,000		98%	86%	American Cancer Society (2022)	273,745	$79,835	$0		N/A
					4 Acres	(4)			BellSouth Corporation (5) (2009)	138,893	$38,424
									Georgia Lottery Corp. (2013)	127,827
									Co Space Services, LLC	120,298
									(2020/2025)
									Turner Broadcasting (2011/2016)	57,827
									Sapient Corporation (2009/2019)	57,689

The Points at Waterview Suburban Dallas, Texas	2000	N/A	100%		203,000		99%	98%	Bombardier Aerospace Corp.	97,740	$30,394	$18,183		1/1/16
					15 Acres				(2013/2023)		$22,375			5.66%
									Liberty Mutual (2011/2021)	28,124
									NetHawk Acquisition Corp. (2009)	16,968
Lakeshore Park Plaza Birmingham, AL	1998	Daniel Realty	100	%(6)	195,000		75%	57%	Synovus Mortgage (2014/2019)	28,932	$18,097	$9,082		11/1/08
		Company			12 Acres				Dent & Baker (2017)	11,331	$13,975			6.78%
									Daxco (2009/2014)	9,318
									General Services (2008)	7,806
600 University Park Place Birmingham, AL	2000	Daniel Realty	100	%(6)	123,000		98%	74%	Southern Communications Services(5)	41,961	$18,599	$13,168		8/10/11
		Company			10 Acres				(2010/2016)		$14,268			7.38%
									O2 Ideas, Inc. (2014/2024)	25,465
100 North Point Center East Suburban Atlanta, GA	1995	N/A	100%		128,000		89%	89%	Schweitzer-Mauduit		$12,603	$22,365	(7)	8/1/07
					7 Acres				International, Inc. (2012)	32,655	$9,469			7.86%
									Med Assets HSCA, Inc. (2013/2018)	21,914
									Golden Peanut Co. (2017)	18,104
200 North Point Center East Suburban Atlanta, GA	1996	N/A	100%		130,000		95%	75%	Med Assets HSCA, Inc. (2013/2018)	67,015	$10,764		(7)	(7)
					9 Acres				Nokia (2008)	22,409	$8,930
									Morgan Stanley (2011)	15,709
									B2B Workforce, Inc. (2008/2013)	14,171

										Cost and
						Percentage	Average			Cost Less			Debt
	Year					Leased	2006		Major	Depreciation			Maturity
	Development		Company’s			as of	Economic	Major Tenants (Lease	Tenants’	and			and
Description	Completed	Venture	Ownership		Square Feet	December 31,	Occupancy	Expiration/Options	Rentable	Amortization	Debt		Interest
and Location	or Acquired	Partner	Interest		and Acres	2006	(1)	Expiration)	Sq. Feet	(2)	Balance		Rate

Office (Continued)

333 North Point Center East Suburban Atlanta, GA	1998	N/A	100%		130,000	79%	70%	Merrill Lynch (2014/2024)	35,949	$13,456	$29,571	(8)	11/1/11
					9 Acres			Wells Fargo Bank NA (2009/2012)	22,438	$8,744			7.00%
								Phillip Morris (2008/2013)	17,521

555 North Point Center East Suburban Atlanta, GA	2000	N/A	100%		152,000	90%	88%	Kids II, Inc. (2016/2026)	51,059	$17,592		(8)	(8)
					10 Acres			Regus Business Centre	22,422	$12,586
								(2011/2016)
								Ace Mortgage (2008/2011)	11,433
								Robert W. Baird (2011/2016)	11,074

Galleria 75 Suburban Atlanta, GA	2004	N/A	100%		114,000	75%	85%	THD At-Home Services (2008)	24,259	$11,734	$0		N/A
					7 Acres					$10,233

3301 Windy Ridge Parkway Atlanta, GA	1984	N/A	100%		107,000	42%	48%	Indus International, Inc.	45,557	$12,413	$0		N/A
					10 Acres			(2012/2017)		$5,349

3100 Windy Hill Road Atlanta, GA	1983	N/A	100	%(9)	188,000	0%	92%	N/A		$17,314	$0		N/A
					13 Acres					$10,445

Cosmopolitan Center Atlanta, GA	2006	N/A	100%		102,000	73%	71%	City of Sandy Springs (2007/2009)	32,800	$12,046	$0		N/A
					9 Acres					$11,804

One Georgia Center Atlanta, GA	2000	Prudential (5)	88.5%		344,000	46%	37%	Southern Christian Leadership (2007)	14,501	$42,136	$0		N/A
					3 Acres			Roman Catholic Archdiocese (2009)	13,699	$35,567
								Hamilton, Westby, Marshall (2017)	11,070

Gateway Village Charlotte, NC	2001	Bank of America (5)	50%		1,065,000	100%	100%	Bank of America (5) (2016/2035)	1,065,000	$211,142	$144,654		12/1/16
					8 Acres					$175,307			6.41%

Ten Peachtree Place Atlanta, GA	1991	Coca-Cola (5)	50%		259,000	87%	96%	AGL Services Co. (2013/2028)	226,779	$40,594	$28,849		4/1/15
					5 Acres					$25,367			5.39%

Meridian Mark Plaza Atlanta, GA	1999	N/A	100%		160,000	100%	100%	Northside Hospital (5)	57,614	$25,957	$23,602		9/1/10
					3 Acres			(2013/2023) (10)		$17,483			8.27%
								Scottish Rite Hospital for	31,676
								Crippled Children, Inc. (2013/2018)(10)
								Georgia Reproductive (2017)	13,622
								Children Orthopedics (2009/2014)	12,721

									Cost and
					Percentage	Average			Cost Less		Debt
	Year				Leased	2006		Major	Depreciation		Maturity
	Development		Company’s		as of	Economic	Major Tenants (Lease	Tenants’	and		and
Description	Completed	Venture	Ownership	Square Feet	December 31,	Occupancy	Expiration/Options	Rentable	Amortization	Debt	Interest
and Location	or Acquired	Partner	Interest	and Acres	2006	(1)	Expiration)	Sq. Feet	(2)	Balance	Rate

Office (Continued)

AtheroGenics Suburban Atlanta, GA	1999	N/A	100%	51,000	100%	100%	AtheroGenics (2009/2019)	50,821	$7,655	$0	N/A
				4 Acres					$3,506

Inhibitex Suburban Atlanta, GA	2005	N/A	100%	51,000	100%	100%	Inhibitex (2015/2025)	50,933	$6,634	$0	N/A
				5 Acres					$6,023

Emory Crawford Long Medical Office Tower Atlanta, GA	2002	Emory University	50%	358,000	100%	98%	Emory University (2017/2047)	148,741	$52,338	$52,404	6/1/13
				(11)			Resurgens (2014/2019)	26,581	$40,184		5.90%
							Atlanta Gastroenterology (2012)	17,375

Presbyterian Medical Plaza at University Charlotte, NC	1997	Prudential (5)	11.5%	69,000	100%	100%	Novant Health, Inc.	63,862	$8,622	$0	N/A
				1 Acre (12)			(2012/2022) (13)		$5,289

Lease Expirations — Office

As of December 31, 2006, the Company’s office portfolio included 20 commercial office buildings, excluding all properties currently under development, held for redevelopment and buildings in lease-up stage. The weighted average remaining lease term of these office buildings was approximately seven years as of December 31, 2006. Most of the major tenant leases in these buildings provide for pass through of operating expenses and contractual rents which escalate over time. The leases expire as follows:

										2016 &
	2007	2008	2009	2010	2011	2012	2013	2014	2015	Thereafter	Total

Total (including Company’s % share of Joint Venture Properties):
Square Feet Expiring(14)	128,579	241,820	459,856	162,599	322,486	167,914	536,232	148,207	618,869	571,360	3,357,922
% of Leased Space	4%	7%	14%	5%	10%	5%	16%	4%	18%	17%	100%
Annual Contractual Rent (000’s) (15)	$1,643	$3,815	$7,147	$2,576	$4,838	$2,813	$9,944	$3,158	$11,749	$12,446	$60,129
Annual Contractual
Rent/Sq. Ft.(15)	$12.78	$15.78	$15.54	$15.85	$15.00	$16.75	$18.54	$21.31	$18.98	$21.78	$17.91
Wholly Owned:
Square Feet Expiring(14)	86,433	221,670	426,278	146,984	296,059	112,074	402,262	143,413	56,794	493,837	2,385,804	(16)
% of Leased Space	4%	9%	18%	6%	12%	5%	17%	6%	2%	21%	100%
Annual Contractual Rent (000’s)(15)	$1,197	$3,569	$6,648	$2,340	$4,434	$1,761	$7,476	$3,046	$1,273	$10,554	$42,298
Annual Contractual
Rent/Sq. Ft.(15)	$13.85	$16.10	$15.60	$15.92	$14.98	$15.71	$18.58	$21.24	$22.42	$21.37	$17.73
Joint Venture:
Square Feet Expiring(14)	82,305	23,281	51,081	23,541	38,511	123,528	259,810	9,587	1,112,872	151,426	1,875,942	(17)
% of Leased Space	4%	1%	3%	1%	2%	7%	14%	1%	59%	8%	100%
Annual Contractual Rent (000’s)(15)	$1,113	$289	$855	$402	$661	$2,419	$4,841	$223	$20,795	$3,722	$35,320
Annual Contractual
Rent/Sq. Ft.(15)	$13.52	$12.40	$16.73	$17.06	$17.17	$19.59	$18.63	$23.30	$18.69	$24.58	$18.83

						Percentage						Cost and				Debt
	Year					Leased		Average			Major	Cost Less				Maturity
	Development		Company’s			as of		2006		Major Tenants (Lease	Tenants’	Depreciation				and
Description	Completed	Venture	Ownership		Square Feet	December 31,		Economic		Expiration/Options	Rentable	and		Debt		Interest
and Location	or Acquired	Partner	Interest		and Acres	2006		Occupancy(1)		Expiration)	Sq. Feet	Amortization(2)		Balance		Rate

Retail Centers
The Avenue Carriage Crossing Suburban Memphis, TN	2005	Jim Wilson &	100	%(6)	783,000 (18)	93	%(19)	89	% (19)	Dillard’s (20)	N/A	$90,892		$0		N/A
		Associates(5)			135 acres					Parisian (2021/2051)(21)	130,000	$85,471
					(492,000 owned					Linens ‘n Things (2016/2031)	28,331
					by Carriage					Barnes & Noble (2016/2026)	25,322
					Avenue, LLC)					Cost Plus (2016/2031)	18,200
San Jose MarketCenter San Jose, CA	2006	N/A	100%		363,000(18)	89	%(19)	79	%(19)	Target (20)	N/A	$79,958		$0		N/A
					25 acres					Marshall’s (2016/2036)	33,000	$78,829
					(220,000 owned					PetsMart (2017/2032)	27,627
					by the Company)					Michael’s (2016/2031)	23,819
										Office Depot (2016/2026)	20,526
										Cost Plus (2017/2032)	18,900
										Trader Joe’s (2017/2032)	12,200
The Avenue Webb Gin Suburban Atlanta, GA	2006	N/A	100%		381,000(18)	71	%(19)	50	%(19)	Barnes & Noble (2016/2026)	26,610	$69,757		$0		N/A
					51 acres					Ethan Allen (2021/2031)	18,511	$68,982
										GAP (2012/2022)	17,461
The Avenue Viera Viera, FL	2005	Prudential(5)	11.5	%(6)	406,000(18)	95%		82%		Rave Motion Pictures(20)	N/A	$87,061	(22)	$0		N/A
					56 Acres					Belk, Inc. (2024/2044)(21)	65,927	$85,526	(22)
					(332,000 owned					Bed, Bath & Beyond (2015/2035)	24,329
					by CP Venture IV					A.C. Moore (2016/2036)	20,800
					Holdings LLC)					Cost Plus (2017/2037)	18,300
										Books a Million (2015/2035)	14,795
										Old Navy (2010/2020)	14,754
The Avenue East Cobb Suburban Atlanta, GA	1999	Prudential(5)	11.5%		231,000	97%		99%		Borders, Inc. (2015/2030)	24,882	$97,429	(22)	$39,364	(23)	8/1/10
					30 Acres					Bed, Bath & Beyond (2010/2025)	21,007	$95,893	(22)			8.39%
										GAP (2010/2015)	19,434
										Talbots (2010/2015)	12,905
										Pottery Barn (5)(2012)	10,000
The Avenue West Cobb Suburban Atlanta, GA	2003	Prudential(5)	11.5%		251,000(18)	98%		96%		Linens ‘n Things (2014/2029)	28,030	$81,254	(22)	$0		N/A
					22 Acres					Barnes & Noble (2014/2024)	24,025	$79,635	(22)
										GAP (2012/2022)	17,520
The Avenue Peachtree City Suburban Atlanta, GA	2001	Prudential(5)	11.5%		183,000(18)	98%		97%		Books a Million (2008/2013)	13,750	$57,642	(22)	$0		N/A
					18 Acres (24)					GAP (2012/2022)	10,800	$56,005	(22)
										Homebanc Mortgage Corporation	8,851
										(2007/2012)
										Talbots (2012/2022)	8,610
										Banana Republic (2012/2022)	8,015
Viera MarketCenter Viera, FL	2005	Prudential(5)	11.5	%(6)	178,000(18)	95%		94%		Kohl’s Department Stores, Inc.	88,248	$17,075	(22)	$0		N/A
					20 Acres					(2026/2056) (21)		$16,838	(22)
										Sports Authority (2017/2032)	37,516
										Office Depot (2016/2036)	20,000

						Percentage				Cost and		Debt
	Year					Leased	Average		Major	Cost Less		Maturity
	Development		Company’s			as of	2006	Major Tenants (Lease	Tenants’	Depreciation		and
Description	Completed	Venture	Ownership		Square Feet	December 31,	Economic	Expiration/Options	Rentable	and	Debt	Interest
and Location	or Acquired	Partner	Interest		and Acres	2006	Occupancy(1)	Expiration)	Sq. Feet	Amortization(2)	Balance	Rate

North Point MarketCenter Suburban Atlanta, GA	1994	Prudential(5)	10.32	%(25)	518,000 (18)	100%	99%	Target (20)	N/A	$58,173	$0	N/A
					60 Acres			Babies ‘‘R” Us (2012/2032)	50,275	$41,986
					(401,000			Dick’s Sporting Goods (2017/2037)	48,884
					square feet			Marshalls (2010/2025)	40,000
					and 49 acres			Hudson’s Furniture (5) (2011/2021)	40,000
					owned by			Linens ‘n Things (2010/2025)	35,000
					CP Venture			Regal Cinemas (2014/2034)	34,733
					LLC)			Circuit City (2015/2030)	33,420
								PetsMart, Inc. (2009/2029)	25,465
Greenbrier MarketCenter Chesapeake, VA	1996	Prudential(5)	10.32	%(25)	493,000(18)	100%	100%	Target (20)	N/A	$49,107	$0	N/A
					44 Acres			Harris Teeter, Inc. (2016/2036)	51,806	$35,436
					(376,000 square			Best Buy (2015/2030)	45,106
					feet and 36 acres			Bed, Bath & Beyond (2012/2027)	40,484
					owned by			Babies ‘‘R” Us (2011/2021)	40,000
					CP Venture			Stein Mart, Inc. (2011/2026)	36,000
					LLC)			Barnes & Noble Superstores, Inc. (2012/2022)	29,974
								PetsMart, Inc. (2011/2031)	26,040
								Office Max (2011/2026)	23,484
Los Altos MarketCenter Long Beach, CA	1996	Prudential(5)	10.32	%(25)	182,000	100%	100%	Sears (20)	N/A	$32,864	$0	N/A
					(157,000 square			Circuit City (2017/2037)	38,541	$24,685
					feet and 17 acres			Borders, Inc. (2017/2037)	30,000
					owned by			Bristol Farms (5) (2012/2032)	28,200
					CP Venture			CompUSA, Inc. (2011/2021)	25,620
					LLC)
Mansell Crossing Phase II Suburban Atlanta, GA	1996	Prudential(5)	10.32	%(25)	103,000	100%	100%	Bed, Bath & Beyond (2012/2027)	40,787	$12,639	$0	N/A
					13 Acres			Ross Stores Inc. (2014/2034)	32,144	$9,238
								Rooms To Go (2016/2036)	21,000
Stand Alone Retail Sites Adjacent to Company’s Retail Projects
North Point (26) Suburban Atlanta, GA	1993	N/A	100%		11 Acres	100%	100%	N/A	N/A	$1,612	$0	N/A
										$1,470

Lease Expirations — Retail

As of December 31, 2006, the Company’s retail portfolio included 10 retail properties, excluding all properties currently under development and/or in lease-up. The weighted average remaining lease term of these retail properties was approximately 11 years as of December 31, 2006. Most of the major tenant leases in these retail properties provide for pass through of operating expenses and contractual rents which escalate over time. The leases expire as follows:

										2016 &
	2007	2008	2009	2010	2011	2012	2013	2014	2015	Thereafter	Total

Total (including only Company’s % share of Joint Venture Properties):
Square Feet Expiring	18,997	10,311	8,652	28,515	64,822	34,146	14,895	23,718	73,376	417,003	694,435
% of Leased Space	3%	1%	1%	4%	9%	5%	2%	4%	11%	60%	100%
Annual Contractual Rent (000’s)(15)	$374	$260	$189	$635	$1,275	$639	$381	$503	$2,043	$6,857	$13,156
Annual Contractual Rent/Sq. Ft.(15)	$19.69	$25.21	$21.86	$22.26	$19.66	$18.71	$25.61	$21.23	$27.84	$16.44	$18.95
Wholly Owned:
Square Feet Expiring	10,282	3,000	—	6,394	32,060	—	4,482	—	49,086	351,664	456,968(27)
% of Leased Space	2%	1%	0%	1%	7%	0%	1%	0%	11%	77%	100%
Annual Contractual Rent (000’s)(15)	$173	$102	$—	$210	$716	$—	$108	$—	$1,550	$5,793	$8,652
Annual Contractual
Rent/Sq. Ft.(15)	$16.84	$33.88	$—	$32.80	$22.33	$—	$24.00	$—	$31.58	$16.47	$18.93
Joint Venture:
Square Feet Expiring	80,298	65,083	80,208	202,154	310,106	318,171	91,783	213,108	219,279	591,120	2,171,310(28)
% of Leased Space	4%	3%	4%	9%	14%	15%	4%	10%	10%	27%	100%
Annual Contractual Rent (000’s)(15)	$1,840	$1,408	$1,728	$3,831	$5,195	$5,869	$2,402	$4,481	$4,385	$9,676	$40,815
Annual Contractual Rent/Sq. Ft.(15)	$22.92	$21.63	$21.55	$18.95	$16.75	$18.44	$26.18	$21.03	$20.00	$16.37	$18.80

					Percentage					Cost and		Debt
	Year				Leased	Average			Major	Cost Less		Maturity
Description	Development		Company’s		as of	2006		Major Tenants (Lease	Tenants’	Depreciation		and
and	Completed	Venture	Ownership	Square Feet	December 31,	Economic		Expiration/Options	Rentable	and	Debt	Interest
Location	or Acquired	Partner	Interest	and Acres	2006	Occupancy(1)		Expiration)	Sq. Feet	Amortization(2)	Balance	Rate

Industrial
King Mill Distribution Park Building 3A, Phase 1 Suburban Atlanta, GA	2006	Weeks Properties Group	75%	417,000	100%	40	% (29)	Simplicity Manufacturing, Inc.	417,000	$13,610	$2,625	8/30/08
				22 Acres				(2012/2017)		$13,334		9.0%

Lease Expirations — Industrial

As of December 31, 2006, the Company’s industrial portfolio included one fully operational building in the King Mill Distribution Park — Building 3A, Phase I. The tenant lease in this building provides for pass through of operating expenses and contractual rents which escalate over time. The lease expires in 2012.

FOOTNOTES

(1)	Average economic occupancy is calculated as the percentage of the property for which revenue was recognized during the year. If the property was purchased during the year, average economic occupancy is calculated from the date of purchase forward. If the project has an expansion that was under construction during the year, average economic occupancy for the expansion portion is only included after it becomes partially operational.

(2)	Cost as shown in the accompanying table includes deferred leasing costs and other tangible related assets.

(3)	191 Peachtree Tower is treated as an operational property for financial reporting purposes, although the Company considers this property as a redevelopment project in some of its external reports and analyses. Also, the acreage numbers include 0.8 acres under a ground lease which expires in 2086.

(4)	Approximately 0.18 acres of the total four acres of land at Inforum are under a ground lease expiring in 2068.

(5)	Actual tenant or venture partner is an affiliate of the entity shown.

(6)	These projects are owned either (1) through a joint venture with a third party providing a participation in operations and on sale of the property or (2) subject to a contract with a third party providing a participation in operations and on sale of the property, even though they may be shown as 100% owned.

(7)	100 North Point Center East and 200 North Point Center East were financed together as one non-recourse mortgage note payable.

(8)	333 North Point Center East and 555 North Point Center East were financed together as one recourse mortgage note payable.

(9)	See “Additional Information Related to Operating Properties” following this table for more information related to 3100 Windy Hill Road.

(10)	At Meridian Mark Plaza, 8,718 square feet of the Northside Hospital lease expires in 2008; 7,521 square feet of the Scottish Rite Hospital lease expires in 2009.

(11)	Emory Crawford Long Medical Office Tower was developed on top of a building within the Crawford Long Hospital campus. The venture received a fee simple interest in the air rights above this building in order to develop the medical office tower.

(12)	Presbyterian Medical Plaza at University is located on 1 acre, which is subject to a ground lease expiring in 2057.

(13)	Approximately 23,359 square feet of the Novant Health, Inc. lease at Presbyterian Medical Plaza at University expires in 2007, with an option to renew through 2022.

(14)	Where a tenant has the option to cancel its lease without penalty, the lease expiration date used in the Lease Expirations tables reflect the cancellation option date rather than the lease expiration date.

(15)	Annual Contractual Rent excludes the operating expense reimbursement portion of the rent payable and percentage rents, if applicable. If the lease does not provide for pass through of such operating expense reimbursements, an estimate of operating expenses is deducted from the rental rate shown. The contractual rental rate shown is the estimated rate in the year of expiration.

(16)	Rentable square feet leased as of December 31, 2006 out of approximately 2,828,000 total rentable square feet.

(17)	Rentable square feet leased as of December 31, 2006 out of approximately 2,095,000 total rentable square feet.

(18)	These retail centers also include outparcels which are ground leased to freestanding users.

(19)	A portion of the project became partially operational in 2006, but a portion remains under construction and/or in lease-up as of December 31, 2006.

(20)	This anchor tenant owns its own store and land.

(21)	This tenant built and owns its own store and pays the Company under a ground lease.

(22)	During 2006, these properties were contributed to CP Venture IV Holdings LLC. Cost and cost less depreciation and amortization reflects the venture’s basis which was adjusted to fair market value at the time of the contribution.

(23)	This loan was assumed by CP Venture IV Holdings LLC upon contribution of this property to CP Venture IV Holdings LLC and was adjusted to fair market value at the time of the contribution.

(24)	Approximately 1.5 acres of the total acreage at The Avenue Peachtree City is under a ground lease expiring in 2024.

(25)	The Company’s economic interest in this property decreased in 2006 as a result of Prudential satisfying in full a note payable of CP Venture Two LLC.

(26)	This project is currently under contract to sell, and the sale is anticipated to close in the first quarter of 2007.

(27)	Gross leasable area leased as of December 31, 2006 out of approximately 492,000 total gross leasable area.

(28)	Gross leasable area leased as of December 31, 2006 out of approximately 2,212,000 total gross leasable area.

(29)	This building became operational during 2006.

Additional Information Related to Operating Properties

The 3100 Windy Hill Road building, a 188,000 rentable square foot building constructed as a training facility, occupies a 13-acre parcel of land which is wholly owned by the Company. The building was sold in 1983 to a limited partnership of private investors, at which time the Company received a leasehold mortgage note. The training facility land was simultaneously leased to the partnership for thirty years, along with certain equipment for varying periods. The building was leased by the partnership to IBM through November 30, 2006.

Effective January 1, 1997, based on the economics of the training facility lease, the Company determined it would receive substantially all of the economic risks and rewards from the property, mainly due to the short term remaining on the land lease and the mortgage note balance that would have to be paid off, with interest, at maturity. As such, the Company began consolidating the operations of the building and eliminated the mortgage note balance and activity under the land lease beginning January 1, 1997.

During 2006, the Company and the partnership amended the note and ground lease to, among other things, extend both to expire on January 1, 2010.

This property is currently vacant and the Company is attempting to re-lease the space. There can be no guarantee as to rental rates upon re-leasing or the period to lease-up, although the Company does not believe the property has any impairment in value.

Projects Under Development

The following details the office, multi-family, retail and industrial projects under development at December 31, 2006. Dollars are stated in thousands.

			Leased
			GLA (%)
			Total				Cousins’			Actual or
	Company	Total	Project			Approximate	Share of	Cousins’		Projected Dates for
	Owned	Project	(Fully		Cousins’	Total	Total	Investment		Completion and Fully
Project(1)	GLA(2)	GLA(3)	Executed)		Ownership%	Cost	Cost	at 12/31/06		Operational/Sold

OFFICE/MULTI-FAMILY
Terminus 100	656,000	656,000	64%		100%	$170,400	$170,400	$113,564		const. - 2Q-07
(Atlanta, GA)										fully operational 2Q-08
191 Peachtree Tower(5)	1,211,000	1,211,000	60	%(4)	100%	231,500	231,500	155,070		fully stabilized - 4Q-10
(Atlanta, GA)
Palisades West(6)
(Austin, TX)
Building 1	210,000	210,000	100%		50%					const. - 2Q-08 fully operational 2Q-08
Building 2	150,000	150,000	0%		50%					const. - 1Q-09 fully operational 4Q-09

Total — Palisades West	360,000	360,000				77,500	38,750	12,971	(6)

50 Biscayne(7)	529 units	529 units	N/A		40%	161,500	64,600	45,130		const. - 4Q-07
(Miami, FL)										fully sold 1Q-08

TOTAL OFFICE/MULTI-FAMILY	2,227,000	2,227,000				640,900	505,250	326,735

RETAIL
The Avenue Carriage Crossing(8) (Suburban Memphis, TN)
Phase I — Expansion	50,000	50,000	0%		100%					const. - 1Q-09 fully operational 1Q-10
Phase II	20,000	41,000	0%		100%					const. - 4Q-07 fully operational 2Q-08

Total — Avenue Carriage Crossing	70,000	91,000				13,900	13,900	2,804

			Leased
			GLA (%)
			Total			Cousins’			Actual or
	Company	Total	Project		Approximate	Share of	Cousins’		Projected Dates for
	Owned	Project	(Fully	Cousins’	Total	Total	Investment		Completion and Fully
Project(1)	GLA(2)	GLA(3)	Executed)	Ownership%	Cost	Cost	at 12/31/06		Operational/Sold

The Avenue Webb Gin (Suburban Atlanta, GA)
Phase I	359,000	359,000	71%	100%	$	$	$		const. - 3Q-07 fully operational 4Q-07
Phase II	22,000	22,000	0%	100%					const. - 3Q-08 fully operational 4Q-08

Total - Webb Gin	381,000	381,000			84,000	84,000	69,757		const. - 2Q-07 fully operational 2Q-07

San Jose MarketCenter (San Jose, CA)	220,000	363,000	93%	100%	84,100	84,100	79,958

Avenue Murfreesboro
(Suburban Nashville, TN)
Phases I and II	692,000	692,000	49%	50%					const. - 4Q-07 fully operational 4Q-08
Phase III	34,000	34,000	0%	50%					const. -2Q-08 fully operational 2Q-09
Phase IV	28,000	28,000	0%	50%					const. - 4Q-09 fully operational 4Q-09
Phase V	56,000	56,000	0%	50%					const. - 1Q-10 fully operational 2Q-10

Total - Murfreesboro	810,000	810,000			153,100	76,550	11,976

TOTAL RETAIL	1,481,000	1,645,000			335,100	258,550	164,495

INDUSTRIAL
King Mill Distribution Park (Suburban Atlanta, GA) Building 3 B	379,000	379,000	0%	75%	11,000	8,250	7,148		const. - 4Q-06 fully operational 2Q-07
Jefferson Mill Distribution Center (Suburban Atlanta, GA) Building A	459,000	459,000	0%	75%	14,900	11,175	6,197		const. - 1Q-07 fully operational 4Q-07
Lakeside Ranch Business Park (Dallas, TX) Building 20	749,000	749,000	47%	96.5%	26,400	25,476	17,766		const. - 2Q-07 fully operational 3Q-07

TOTAL INDUSTRIAL	1,587,000	1,587,000			52,300	44,901	31,111

Accumulated Depreciation on Partially Operational Properties	—	—			—	—	(1,904)

TOTAL PORTFOLIO	5,295,000	5,459,000			$1,028,300	$808,701	$520,437	(9)

(Notes to Development Table)

(1)	This schedule includes all Office/Multi-Family, Retail and Industrial projects under construction or redevelopment from the commencement of construction or redevelopment until the projects become fully operational pursuant to accounting principles generally accepted in the United States. Single-family residential projects are included on a separate schedule in this report. Amounts included in the total cost column represent the estimated costs upon completion of the project and achievement of fully operational status. Significant estimation is required to derive these costs and the final costs may differ from these estimates. The projected dates for completion and fully operational status shown above are estimates and are subject to change as the projects proceed through the development process.

(2)	Company Owned Gross Leasable Area (“GLA”) includes square footage owned either directly by the Company or by a joint venture in which the Company is a partner.

(3)	Total Project GLA includes anchor stores who may own their own property and other non-owned property contained within the named development.

(4)	Leased square footage includes a lease with the Company of 62,000 square feet.

(5)	191 Peachtree Tower was purchased in 2006 and is under redevelopment and repositioning. It is treated as a development property for the purpose of this schedule, although its cost basis is included in operating properties on the Company’s consolidated balance sheet.

(6)	The Company is obligated to fund 50% of the project costs for the Palisades West Joint Venture. The Company made the majority of its initial equity contribution in the form of land; therefore, the Company’s investment in this project at 12/31/06 is more than 50% of the costs spent to date.

(7)	95% of the units at 50 Biscayne are under non-cancelable third party contracts, 3% of the units are under cancelable contracts, and the remaining 2% of the units are under non-cancelable contracts to the Company’s partner in the venture.

(8)	A third party will share in the results of operations and any gain on sale of the property.

(9)	Reconciliation to Consolidated Balance Sheet

Total Cousins’ Investment per above schedule	$520,437
Less: Operating Property under redevelopment/repositioning	(155,070)
Less: Investment in unconsolidated joint ventures
50 Biscayne	(45,130)
Palisades West	(12,971)
Avenue Murfreesboro	(11,976)
Add: Weeks 25% interest in King Mill Distribution Park — Bldg 3 B	2,383
Add: Weeks 25% interest in Jefferson Mill Distribution Center Bldg A	2,066
Add: Weeks 3.5% interest in Lakeside Ranch — Bldg 20	643

Consolidated projects under development per balance sheet	$300,382

Residential Projects Under Development

As of December 31, 2006, CREC, Temco Associates (“Temco”) and CL Realty, L.L.C. (“CL Realty”) owned the following parcels of land which are being developed into residential communities. Information in the table represents total amounts for the development as a whole, not the Company’s share. Dollars are stated in thousands.

		Estimated	Estimated	Developed	Lots Sold	Lots Sold	Total	Remaining
	Year	Project Life	Total Lots to	Lots in	in Current	Year to	Lots	Lots to be	Cost
Description	Commenced	(In Years)	be Developed(1)	Inventory	Quarter	Date	Sold	Sold	Basis(2)

Cousins Real Estate Corporation (Consolidated)
The Lakes at Cedar Grove(3)	2001	11	906	8	18	107	675	231	$5,468
Fulton County
Suburban Atlanta, GA
Callaway Gardens(4)	2006	6	567	—	—	—	—	567	1,584
Harris County
Pine Mountain, GA
Blalock Lakes	2006	9	399	—	—	—	—	399	17,657
Coweta County
Newnan, GA
Longleaf at Callaway(5)	2002	5	138	21	2	9	117	21	2,088
Harris County
Pine Mountain, GA
River’s Call	1999	10	107	16	2	10	91	16	827
East Cobb County
Suburban Atlanta, GA

Total Consolidated			2,117	45	22	126	883	1,234	27,624

		Estimated	Estimated	Developed	Lots Sold	Lots Sold	Total	Remaining
	Year	Project Life	Total Lots to	Lots in	in Current	Year to	Lots	Lots to be	Cost
Description	Commenced	(In Years)	be Developed(1)	Inventory	Quarter	Date	Sold	Sold	Basis(2)

Temco (50% owned)(6)
Bentwater	1998	9	1,676	7	107	139	1,669	7	$649
Paulding County
Suburban Atlanta, GA
The Georgian (75% owned)	2003	10	1,386	266	4	29	282	1,104	20,953
Paulding County
Suburban Atlanta, GA
Seven Hills	2003	7	1,077	101	51	197	561	516	14,039
Paulding County
Suburban Atlanta, GA
Happy Valley	2004	2	110	—	—	110	110	—	—
Paulding County
Suburban Atlanta, GA
Harris Place	2004	4	27	11	1	2	16	11	772
Paulding County
Suburban Atlanta, GA

Total Temco			4,276	385	163	477	2,638	1,638	36,413

CL Realty (50% owned)(6)
Long Meadow Farms (37.5% owned)	2003	10	2,712	132	114	231	518	2,194	23,149
Fort Bend County
Houston, TX
Summer Creek Ranch	2003	9	2,488	90	8	117	780	1,708	21,860
Tarrant County
Fort Worth, TX
Bar C Ranch	2004	8	1,181	34	23	104	143	1,038	8,316
Tarrant County
Forth Worth, TX
Summer Lakes	2003	5	1,144	19	—	—	294	850	4,531
Fort Bend County
Rosenberg, TX

		Estimated	Estimated	Developed	Lots Sold	Lots Sold	Total	Remaining
	Year	Project Life	Total Lots to	Lots in	in Current	Year to	Lots	Lots to be	Cost
Description	Commenced	(In Years)	be Developed(1)	Inventory	Quarter	Date	Sold	Sold	Basis(2)

CL Realty continued
Southern Trails (80% owned)	2005	6	1,059	42	19	82	181	878	$12,082
Brazoria County
Pearland, TX
Village Park(7)	2003	5	569	45	26	126	311	258	7,821
Collin County
McKinney, TX
Waterford Park	2005	3	493	—	—	—	—	493	6,272
Fort Bend County
Rosenberg, TX
Stonewall Estates (50% owned)	2005	5	390	97	30	30	30	360	6,332
Bexar County
San Antonio, TX
Manatee River Plantation	2003	5	457	109	24	81	348	109	3,796
Manatee County
Tampa, FL
Stillwater Canyon	2003	5	336	30	17	64	201	135	2,279
Dallas County
DeSota, TX
Creekside Oaks	2003	5	301	176	—	—	125	176	5,320
Manatee County
Bradenton, FL
Blue Valley (25% owned)	2005	3	197	4	—	24	24	173	26,395
Cherokee & Fulton Counties
Alpharetta, GA
Village Park North(7)	2005	5	194	53	8	25	25	169	3,380
Collin County
McKinney, TX
Bridle Path Estates	2004	7	87	—	—	—	—	87	4,205
Hillsborough County
Tampa, FL
West Park	2005	3	82	—	—	21	21	61	4,533
Cobb County
Suburban Atlanta, GA
Stonebridge(8)	2003	4	360	—	—	68	360	—	—
Coweta County
Newnan, GA

Total CL Realty			12,050	831	269	973	3,361	8,689	140,271

Total			18,443	1,261	454	1,576	6,882	11,561	$204,308

Company Share of Total			8,820	549	192	708	3,440	5,331	$93,423

Company Weighted Average Ownership			48%	44%	42%	45%	50%	46%	46%

(1)	This estimate represents the total projected development capacity for a development on both owned land and land expected to be purchased for further development. The numbers shown include lots currently developed or to be developed over time, based on management’s current estimates, and lots sold to date from inception of development.

(2)	Includes cost basis of land tracts as detailed on the Land Held for Investment or Future Development schedule.

(3)	A third party has a participation in this project after certain thresholds are met.

(4)	Callaway Gardens is owned in a venture, although the venture is consolidated with the Company. The partner is entitled to a share of the profits after the Company’s capital is recovered.

(5)	Longleaf at Callaway lots are sold to a home building venture, of which CREC is a joint venture partner. As a result of this relationship, the Company recognizes profits when houses are built and sold, rather than at the time lots are sold, as is the case with the Company’s other residential developments. As of December 31, 2006, 108 houses have been sold.

(6)	CREC owns 50% of Temco Associates and CL Realty.

(7)	CL Realty purchased the partner’s interest in Village Park and Village Park North on July 31, 2006. Prior to this date, CL owned 60% and 75%, respectively, of the projects.

(8)	CL Realty owned a 10% interest in Stonebridge, which it sold on July 18, 2006.

Land Held for Investment or Future Development

As of December 31, 2006, the Company owned or controlled the following land holdings either directly or indirectly through venture arrangements. The Company evaluates its land holdings on a regular basis and may develop, ground lease or sell portions of the land holdings if opportunities arise. Information in the table represents total amounts for the developable land area as a whole, not the Company’s share, and for cost basis, reflects the venture’s basis, if applicable. See Note 6 of Notes to Consolidated Financial Statements in Item 8 of this report for further information related to investments in unconsolidated joint ventures. Dollars are stated in thousands.

		Company’s	Developable
		Ownership	Land Area	Year	Cost
Description and Location(1)	Zoned Use	Interest	(Acres)	Acquired	Basis(2)

North Point
Suburban Atlanta, GA	Mixed Use	100%	67	1970-1985	$5,200
Wildwood Office Park
Suburban Atlanta, GA	Office and Commercial	100%	27	1971-1989	883
King Mill Distribution Park(3)
Suburban Atlanta, GA	Industrial	100%	140	2005	12,035
Land Adjacent to The Avenue Carriage Crossing(4)
Memphis, TN	Retail and Commercial	100%	41	2004	4,899
Round Rock/Austin, Texas Land
Austin, TX	Retail and Commercial	100%	45	2005	17,085
The Lakes at Cedar Grove(5)
Suburban Atlanta, GA	Mixed Use	100%	10	2002	—	(6)
Terminus
Atlanta, GA	Mixed Use	100%	6	2005	24,565
505, 511, 555 & 557 Peachtree Street
Atlanta, GA	Mixed Use	100%	1	2004-2006	6,253
615 Peachtree Street(7)
Atlanta, GA	Mixed Use	100%	2	1996	10,044
Jefferson Mill Business Park(3)
Suburban Atlanta, GA	Industrial and Commercial	100%	277	2006	14,027
Lakeside Ranch Business Park(8)
Dallas, TX	Industrial and Commercial	96.5%	48	2006	6,399

TOTAL CONSOLIDATED LAND HELD FOR INVESTMENT OR FUTURE DEVELOPMENT					$101,390

TEMCO TRACTS(6)
Seven Hills
Suburban Atlanta, GA	Residential and Mixed Use	50%	85	2002-2005	$—	(6)
Happy Valley
Suburban Atlanta, GA	Residential	50%	213	2003	2,135
Paulding County
Suburban Atlanta, GA	Residential and Mixed Use	50%	6,384	2005	14,519
CL REALTY TRACTS
Summer Creek Ranch
Forth Worth, TX	Residential and Mixed Use	50%	374	2002	$—	(6)
Long Meadow Farms
Houston, TX	Residential and Mixed Use	19%	114	2002	—	(6)
Waterford Park
Rosenberg, TX	Commercial	50%	37	2005	—	(6)
Summer Lakes
Rosenberg, TX	Commercial	50%	9	2003	—	(6)
Village Park
McKinney, TX	Residential	50%	5	2003-2005	—	(6)
Padre Island
Corpus Christi, TX	Residential and Mixed Use	50%	15	2005	11,539

		Company’s	Developable
		Ownership	Land Area	Year	Cost
Description and Location(1)	Zoned Use	Interest	(Acres)	Acquired	Basis(2)

OTHER JOINT VENTURES
Handy Road Associates, LLC
Suburban Atlanta, GA	Large Lot Residential	50%	1,187	2004	$5,251
Wildwood Office Park
Suburban Atlanta, GA	Office and Commercial	50%	32	1971-1989	21,875
Austin Research Park
Austin, TX	Commercial	50%	6	1998	3,478

Total Acres			9,125

(1)	The following properties include adjacent building pads. The aggregate cost of these pads is included in Operating Properties in the Company’s consolidated financial statements or the applicable joint venture’s financial statements. The square footage of potential office buildings which could be built on the land is as follows:

	Ownership	Square
	Interest	Footage

Ten Peachtree Place	50.0%	400,000
One Georgia Center	88.5%	300,000
The Points at Waterview	100.0%	60,000

(2)	For consolidated properties, amount reflects the Company’s basis. For joint venture properties, amount reflects the venture’s basis.

(3)	Weeks Properties Group, LLC has the option to invest up to 25% of project equity of any future industrial development on a portion of this land.

(4)	This land was sold subsequent to December 31, 2006.

(5)	This project is consolidated but a third party has a participation in the results of operations of this project.

(6)	Residential communities with adjacent land that is intended to be sold to third parties in large tracts for residential, multi-family or commercial development. The basis of these tracts as well as lot inventory are included on the Residential Projects Under Development schedule.

(7)	This property included a building and parking deck that were imploded in the third quarter of 2006. The cost basis includes costs associated with the demolition and clearing of the land for a future development.

(8)	This project is owned through a joint venture with a third party who has contributed equity but the equity ownership and the allocation of the results of operations and/or gain on sale may be disproportionate to the equity ownership.

  Other Investments

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

Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted for a vote of the security holders during the fourth quarter of the Registrant’s fiscal year ended December 31, 2006.

Item X.  Executive Officers of the Registrant

The Executive Officers of the Registrant as of the date hereof are as follows:

Name	Age	Office Held

Thomas D. Bell, Jr.	57	President, Chief Executive Officer and Chairman of the Board of Directors
Daniel M. DuPree	60	Vice Chairman of the Company
R. Dary Stone	53	Vice Chairman of the Company
James A. Fleming	48	Executive Vice President and Chief Financial Officer
Craig B. Jones	55	Executive Vice President and Chief Investment Officer
Lawrence L. Gellerstedt III	50	Senior Vice President and President of the Office/Multi-Family Division
John D. Harris, Jr.	47	Senior Vice President, Chief Accounting Officer and Assistant Secretary
Robert M. Jackson	39	Senior Vice President, General Counsel and Corporate Secretary
John S. McColl	44	Senior Vice President — Office/Multi-Family Division
Joel T. Murphy	48	Senior Vice President and President of the Retail Division
Forrest W. Robinson	55	Senior Vice President and President of the Industrial Division
Bruce E. Smith	59	Senior Vice President and President of the Land Division

Family Relationships:

Thomas G. Cousins was the Chairman of the Board of Directors from January 1, 2006 until December 7, 2006, when he retired. Lillian C. Giornelli, Mr. Cousins’ daughter, is a director of the Company. There are no other family relationships among the Executive Officers or Directors.

Term of Office:

The term of office for all officers expires at the annual stockholders’ meeting. The Board retains the power to remove any officer at any time.

Business Experience:

Mr. Bell has served as the President and Chief Executive Officer of the Company since January 2002. He has also served as Chairman of the Executive Committee and Chairman of the Board since June 2000 and December 2006, respectively. Prior to becoming Chairman of the Board in December 2006, he served as Vice Chairman of the Board beginning in June 2000. He was a Special Limited Partner with Forstmann Little & Co. from January 2001 until January 2002. He was Worldwide Chairman and Chief Executive Officer of Young & Rubicam, Inc. from January 2000 to November 2000; President and Chief Operating Officer of Young & Rubicam, Inc. from August 1999 to December 1999; and Chairman and Chief Executive Officer of Young & Rubicam Advertising from September 1998 to August 1999. Mr. Bell is also a director of Regal Entertainment Group, AGL Resources, Inc., and the United States Chamber of Commerce and a Trustee of Emory University Healthcare.

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

Mr. Jones joined the Company in October 1992 and became Senior Vice President in November 1995 and President of the Office Division in September 1998. He became Executive Vice President and Chief Administrative Officer in August 2004 and served in that capacity until December 2006 when he assumed the role of Executive Vice President and Chief Investment Officer. From 1987 until joining the Company, he was Executive Vice President of New Market Companies, Inc. and affiliates.

Mr. Gellerstedt joined the Company in July 2005 as Senior Vice President and President of the Office/Multi-Family Division. From 2003 to 2005, Mr. Gellerstedt was Chairman and CEO of The Gellerstedt Group. From 2001 to 2003, he was President and COO of The Integral Group, LLC.

Mr. Harris joined the Company in February 2005 as Senior Vice President and Chief Accounting Officer. From 1994 to 2003, Mr. Harris was employed by JDN Realty Corporation, most recently serving as Senior Vice President, Chief Financial Officer, Secretary, and Treasurer. Beginning in 2004, Mr. Harris was the Vice President and Corporate Controller for Wells Real Estate Funds, Inc. Prior to 1994, Mr. Harris was employed by Ernst & Young LLP, most recently serving as Senior Manager.

Mr. Jackson joined the Company in December 2004 as Senior Vice President, General Counsel and Corporate Secretary. From February 1996 to December 2004, he was an associate and then a partner with the Atlanta-based law firm of Troutman Sanders LLP.

Mr. McColl joined the Company in April 1996 as Vice President. He joined the Cousins/Richmond Division in February 1997 and was promoted in May 1997 to Senior Vice President. He joined the Office Division in September 2000.

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

PART II

Item 5.	Market for Registrant’s Common Stock and Related Stockholder Matters

Market Information

The high and low sales prices for the Company’s common stock and cash dividends declared per common share were as follows:

	2006 Quarters				2005 Quarters
	First	Second	Third	Fourth	First	Second	Third	Fourth

High	$33.99	$33.49	$34.89	$38.77	$31.24	$30.15	$33.50	$30.75
Low	27.87	29.02	29.64	33.13	25.28	25.36	27.70	27.04
Dividends Declared:
Regular	.37	.37	.37	.37	.37	.37	.37	.37
Special	—	—	—	3.40	—	—	—	—
Payment Date:
Regular	2/22/06	5/30/06	8/25/06	12/22/06	2/22/05	5/27/05	8/25/05	12/22/05
Special	—	—	—	12/01/06	—	—	—	—

Holders

The Company’s common stock trades on the New York Stock Exchange (ticker symbol CUZ). At February 23, 2007, there were 1,166 common stockholders of record.

Purchases of Equity Securities

The following table contains information about the Company’s purchases of its equity securities during the fourth quarter of 2006:

	Purchases Outside Plan		Purchases Inside Plan

			Total Number of	Maximum Number of
	Total Number		Shares Purchased as	Shares That May Yet
	of Shares	Average Price	Part of Publicly	Be Purchased Under
	Purchased(1)	Paid per Share(1)	Announced Plan(2)	Plan(2)
October 1-31	5,122	$35.76	—	5,000,000
November 1-30	66,664	35.75	—	5,000,000
December 1-31	45,890	36.02	—	5,000,000

Total	117,676	$35.86	—	5,000,000

(1)	The purchases of equity securities that occurred during the fourth quarter of 2006 related to shares remitted by employees as payment for income taxes due in conjunction with restricted stock grants or option exercises or as payment for option exercises.

(2)	On May 9, 2006, the Board of Directors of the Company authorized a stock repurchase plan, which expires May 9, 2009, of up to 5,000,000 shares of the Company’s common stock. No purchases were made under this plan in the fourth quarter of 2006.

Performance Graph

The following graph compares the five-year cumulative total return of Cousins Properties Incorporated Common Stock with the Hemscott Group Index, NYSE Market Index, S&P 500 Index and NAREIT Equity REIT Index. The Hemscott Group Index, formerly the CoreData Group Index, is published by Hemscott PLC and is comprised of publicly-held REITs. The graph assumes a $100 investment in each of the indices on December 31, 2001 and the reinvestment of all dividends.

COMPARISON OF CUMULATIVE TOTAL RETURN OF ONE OR MORE
COMPANIES, PEER GROUPS, INDUSTRY INDICES AND/OR BROAD MARKETS

	Fiscal Year Ended
Company/Index/Market	12/31/2001	12/31/2002	12/31/2003	12/31/2004	12/31/2005	12/31/2006
Cousins Properties Incorporated	100.00	107.67	151.41	195.25	192.35	274.99
Hemscott Group Index	100.00	97.13	127.21	169.08	179.02	234.85
S&P Composite	100.00	77.90	100.25	111.15	116.61	135.03
NYSE Market Index	100.00	81.69	105.82	119.50	129.37	151.57
NAREIT Equity Index	100.00	103.82	142.37	187.33	210.12	283.78

Item 6.  Selected Financial Data

The following selected financial data sets forth consolidated financial and operating information on a historical basis. This data has been derived from the Company’s consolidated financial statements, and should be read in conjunction with the consolidated financial statements and notes thereto included in “Item 8 Financial Statements and Supplementary Data.”

	For the Years Ended December 31,
	2006	2005	2004	2003	2002
	($ in thousands, except per share amounts)

Rental property revenues	$90,305	$79,223	$84,384	$89,814	$87,705
Fee income	35,465	35,198	29,704	29,001	28,853
Residential lot, multi-family and outparcel sales	40,418	33,166	16,700	12,945	9,126
Interest and other	3,673	2,431	4,660	5,750	5,010

Total revenues	169,861	150,018	135,448	137,510	130,694

Rental property operating expenses	36,103	30,173	28,389	28,879	27,227
Depreciation and amortization	32,415	27,289	30,115	33,599	31,815
Residential lot, multi-family and outparcel cost of sales	32,154	25,809	12,007	10,022	7,309
Interest expense	11,119	9,094	14,623	22,576	27,041
Loss on debt extinguishment	18,207	—	—	—	3,501
General, administrative and other expenses	61,401	57,141	48,877	42,673	40,550

Total expenses	191,399	149,506	134,011	137,749	137,443

Provision for income taxes from operations	(4,193)	(7,756)	(2,744)	(2,596)	(1,526)
Minority interest in income of consolidated subsidiaries	(4,130)	(3,037)	(1,417)	(1,613)	(1,589)
Income from unconsolidated joint ventures	173,083	40,955	204,493	24,620	26,670
Gain on sale of investment properties, net of applicable income tax provision	3,012	15,733	118,056	100,558	6,254

Income from continuing operations	146,234	46,407	319,825	120,730	23,060
Discontinued operations	86,457	3,334	87,959	121,431	24,812
Preferred dividends	(15,250)	(15,250)	(8,042)	(3,358)	—

Net income available to common stockholders	$217,441	$34,491	$399,742	$238,803	$47,872

Basic net income from continuing operations per common share	$2.58	$.62	$6.36	$2.43	$.47

Basic net income per common share	$4.29	$.69	$8.16	$4.94	$.97

Diluted net income from continuing operations per common share	$2.49	$.60	$6.11	$2.38	$.46

Diluted net income per common share	$4.14	$.67	$7.84	$4.83	$.96

Cash dividends declared per common share	$4.88	$1.48	$8.63	$3.55	$1.48

Total assets (at year-end)	$1,196,753	$1,188,274	$1,026,992	$1,140,414	$1,248,077
Notes payable (at year-end)	$315,149	$467,516	$302,286	$497,981	$669,792
Stockholders’ investment (at year-end)	$625,915	$632,280	$659,750	$578,777	$408,884
Common shares outstanding (at year-end)	51,748	50,665	50,092	48,835	48,386

In periods prior to 2006, the Company recorded reimbursements of salary and benefits of on-site employees pursuant to management agreements with third parties as reductions of general and administrative expenses. In 2006, the Company began recording these reimbursements in Fee Income on the Consolidated Statements of Income and reclassified prior period amounts to conform to the 2006 presentation. As a result, Fee Income and

General and Administrative Expenses have increased by $15.1 million in 2005, $13.2 million in 2004, $10.6 million in 2003 and $10.6 million in 2002, when compared to amounts previously reported.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Selected Financial Data included in Item 6 and the Consolidated Financial Statements and Notes thereto included in Item 8 of this Annual Report on Form 10-K.

Overview of 2006 Performance and Company and Industry Trends.   During 2006, the Company continued to execute its strategy of developing high quality real estate and harvesting the value of more mature projects through sale or contribution to joint ventures. The Company invested approximately $494 million in development or predevelopment projects, land acquisitions or operating properties including eight new projects that upon completion are estimated to result in an aggregate investment of $476 million. The Company or its joint ventures also sold six properties, several land tracts and contributed five properties to a joint venture that resulted in proceeds of approximately $824 million. These proceeds were used to fund current developments and acquisitions, to reduce indebtedness, thereby creating additional capacity to reinvest capital into new development projects, and to pay a special dividend to common stockholders in the amount of $3.40 per share. As a result of this activity, the Company’s consolidated aggregate indebtedness decreased from $468 million at December 31, 2005 to $315 million at December 31, 2006 and the consolidated debt to total market capitalization ratio decreased from 22% at December 31, 2005 to 13% at December 31, 2006. The Company believes that these relatively low debt levels provide it with the ability to fund its development pipeline for the foreseeable future.

In 2006, the Company completed substantial construction and commenced operations of San Jose MarketCenter, The Avenue Webb Gin (Phase I), the second phase of The Avenue West Cobb, and Building 3A of King Mill Distribution Park. In addition, the Company completed construction and closed the sale of all units in 905 Juniper, its first multi-family project. The Company acquired land and commenced construction of projects in each of the Company’s operating divisions in 2006. The Office/Multi-Family Division began construction of its Palisades West project in Austin and acquired 191 Peachtree Tower, a 1.2 million square foot office building in Downtown Atlanta. The Retail Division began construction of The Avenue Murfreesboro near Nashville, with a joint venture partner and received final approvals to commence the first phase of The Avenue Forsyth, just north of Atlanta. The Industrial Division began Jefferson Mill Distribution Center, just north of Atlanta and, with a joint venture partner, commenced construction of Lakeside Ranch, a project in Dallas. The Land Division began construction of Blalock Lakes, a community south of Atlanta, and an additional phase of its Callaway Gardens project with a joint venture partner.

As these new products were being created, the Company and its joint ventures sold three assets and contributed five assets into a joint venture to capture the value of these properties in what management believed to be favorable market conditions. From its Office portfolio, the Company sold Bank of America Plaza and Frost Bank Tower. The Retail Division sold The Avenue of the Peninsula, a property in Southern California that it acquired and converted into its Avenue format in 1999. The Company also formed a venture with an institutional investor and contributed five retail properties while the investor contributed cash to be used for future development by the Company. This transaction allowed the Company to realize a value for these assets significantly in excess of their original cost.

Consistent with past practices, the Company returned a portion of the proceeds from its 2006 sales transactions to common stockholders in the form of a special dividend in the fourth quarter. This dividend represents the third such dividend the Company has paid since 2003, the total of which is $12.62 per share. When combined with its regular quarterly dividends of $0.37 per share over this same period, the Company has paid an aggregate of $18.54 per share in dividends to common stockholders since January of 2003.

Also in 2006, the Company experienced a decline in its residential lot business as a result of an overall softening of the housing markets in which the Company does business. The Company’s markets that were most affected were Tampa and Texas. The Tampa area has recently experienced an expansion of completed home inventories and a decline in new home closings. While we expect housing demand to return to this market in the future because of job growth and migration of retirees to the area, the large inventories caused a slow down in builders purchasing the Company’s lots. The Texas markets were adversely affected. Management expects these adverse conditions to continue in 2007. While management is optimistic about the long term profitability of its lot business in general and in these markets in particular, it is unable to determine when market conditions will turn more favorable for the Company.

The Company’s strategy is to annually invest $200 million to $400 million in development projects. Years such as 2006 provide more opportunities than others; however, the Company’s product diversity and the ability of management to understand and react to changing trends in the real estate markets should improve its ability to continue to develop through the changing real estate cycles.

With its expanded development pipeline, the Company will need to perform at a high level in order to deliver the projects discussed above, and any future projects it undertakes, on schedule and at the returns expected at the beginning of the projects. The Company believes that it has developed appropriate systems and that it has experienced development and construction professionals managing these projects, which should help to mitigate the risks inherent in the development and leasing process. As a real estate company, the Company is dependent upon certain conditions outside of its control to create value for its stockholders through development. These conditions include demand for its products as well as favorable interest rates and the availability of capital to fund its projects. In addition, the general economic environment for its customers may affect the ability of the Company to complete sales or leasing of its developments and may affect the amount of development that the Company undertakes in future years and the ultimate results of its current development projects.

Looking to 2007 and beyond, there are both positive and negative macro economic factors that will likely affect the Company’s business. Management believes that above average population and job growth in its core markets will have a positive impact on future development opportunities and on the profitability of these projects. In the near term, management believes that additional supply of recently completed office, retail, multi-family and industrial projects in its core markets will put pressure on rent growth and unit sales prices for multi-family product. In addition, the rise in land prices and construction costs, without a corresponding rise in rental rates, will make it more difficult to maximize returns on the Company’s projects.

The Company, however, sees opportunity in mixed use developments as recent demographic trends show that individuals are seeking locations where they can live, work and seek entertainment. Management believes that the Company, with its multiple divisions, is positioned to act on this demographic shift and expects to add additional mixed use projects to its development pipeline in the near term.

The Company intends to be cautious in 2007 about new multi-family projects because of a recent slowdown in sales activity in certain markets, but management is optimistic about opportunities in this product type over the next five years as a result of favorable demographics. Likewise management believes that the problems in the housing sector that have caused the Company’s lot sales to slow will turn and that there will continue to be opportunities for new residential lot developments over the long term for which the Company is well positioned.

Management also believes that in the event of rising capitalization rates, its strategy of creating value through development should allow it to compare favorably with other real estate companies who acquire completed properties for income and future market appreciation. Unlike these companies, management believes that if it is successful in identifying development opportunities that meet its underwriting criteria, it can continue to create value for stockholders in higher capitalization rate environments by capitalizing on the value it creates above cost during the process. While this trend may make it less profitable to dispose of mature income producing assets, management believes that its conservative capital structure will provide it with other opportunities to raise capital needed for development.

Two of the traditional financial metrics for evaluating a REIT are funds from operations (“FFO”) and FFO growth. As the Company recycles capital from stabilized assets into development projects in order to create value and enhance stockholder returns over the long term, its FFO generally decreases in the short run. This reduction in FFO results from either the distribution of capital to stockholders or the redeployment of capital into development assets that will ultimately result in value creation and higher yields, but are not yet producing income. Therefore, management believes that it is important not to place too much emphasis on the traditional FFO measures, but instead to look at the value the Company creates through its development and leasing activities and the impact this value creation will have on the Company’s net asset value.

For the foreseeable future, the Company expects to continue to pursue its business model by focusing much of its efforts on creating value through development. Management believes that this strategy has been successful in the past and should continue to maximize the total return to stockholders.

Critical Accounting Policies.  The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, and the Notes to Consolidated Financial Statements included in Item 8 herein include a summary of the significant accounting policies for the Company. A critical accounting policy is one which is both important to the portrayal of a company’s financial condition and results of operations and requires significant judgment or complex estimation processes. The Company is in the business of developing, owning and managing office, retail and industrial real estate properties, developing multi-family residential units, and developing single-family residential communities which are parceled into lots and sold to various home builders. The Company’s critical accounting policies relate to its long lived assets, including cost capitalization, acquisition of operating property, depreciation and amortization, and impairment of long-lived assets (including investments in unconsolidated joint ventures); revenue recognition, including residential lot sales, land tract sales, multi-family residential unit sales and valuation of receivables; and to accounting for investments in non-wholly owned entities.

Long-Lived Assets

Cost Capitalization.  The Company is involved in all stages of real estate development. The Company expenses predevelopment expenses incurred on a potential project until it becomes probable (more likely than not at the point the decision is made) that the project will go forward. After the Company determines the project is probable, all subsequently incurred predevelopment costs, as well as interest, real estate taxes and certain internal personnel and associated costs directly related to the project under development, are capitalized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 34 “Capitalization of Interest Cost” and SFAS No. 67 “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.” If the project’s probability comes into question, a reserve may be placed on the assets. If the decision is made to abandon development of a project that had been deemed probable, all previously capitalized costs are expensed or charged against the reserve, if one was established. Therefore, a change in the probability of a project could result in the expensing of significant costs incurred for predevelopment activity. The Company had approximately $17.5 million of capitalized predevelopment assets as of December 31, 2006.

At the time the Company determines that a development project is probable, the Company estimates the time and cost of construction to complete the project. A change in the estimated time and cost of construction could adversely impact the return on the project and the amount of value created from the development of the project. Additionally, determination of when construction of a project is substantially complete and held available for occupancy requires judgment. In accordance with SFAS Nos. 34 and 67, the Company capitalizes direct and related indirect project costs associated with development projects during the construction period. Once a project is deemed substantially complete and held for occupancy, subsequent carrying costs, such as real estate taxes, interest, internal personnel and associated costs, are expensed as incurred. The Company considers projects and/or project phases substantially complete and held for occupancy at the earlier of the date on which the phase reached occupancy of 95% or one year from the issuance of a certificate of occupancy. The Company’s judgment of the date the project is substantially complete has a direct impact on the Company’s operating expenses and net income for the period.

Acquisition of Operating Property.  In addition to developing properties for investment purposes, the Company also occasionally acquires completed and operating properties. The Company allocates the purchase price of operating properties acquired to land, building, tenant improvements and identifiable intangible assets and liabilities based upon relative fair value at the date of acquisition in accordance with SFAS No. 141, “Accounting for Business Combinations,” which requires considerable judgment. The Company assesses fair value based on estimated cash flow projections that utilize appropriate discount and/or capitalization rates. Estimates of future cash flows are based on a number of assumptions including hypothetical expected lease-up periods, known and anticipated trends, and local market and economic conditions, including probability of lease renewal and estimated lease terms. The fair value of the tangible assets of an acquired operating property, including land, building and tenant improvements, considers the value of the property as if it were vacant. Intangible assets can consist of above or below market tenant and ground leases, customer relationships and the value of in-place leases. Tangible and intangible assets are amortized over their respective expected lives. If management uses incorrect assumptions, thereby incorrectly allocating acquisition cost to the different components or assigns an incorrect amortization period to any asset, then net income may not be reflected properly.

Depreciation and Amortization.  Real estate assets are depreciated or amortized over their estimated useful lives using the straight-line method of depreciation. Management uses its judgment when estimating the life of the real estate assets and when allocating development project costs. Historical data, comparable properties and replacement costs are some of the factors considered in determining useful lives and cost allocations. If management incorrectly estimates the useful lives of the Company’s real estate assets or if cost allocations are not appropriate, then depreciation and amortization may not be reflected properly in the Company’s results of operations.

Impairment.  The Company periodically evaluates its real estate assets to determine if there has been any impairment in the carrying values of its held for use assets and records impairment losses if the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. The evaluation of real estate assets involves many subjective assumptions dependent upon future economic events that affect the ultimate value of the property. For example, future cash flows from properties are estimated using expected market rental rates, anticipated leasing results and potential sales results. A change in assumptions concerning future economic events could result in an adverse change in the value of a property and cause an impairment to be recorded. The Company has analyzed all real estate assets that had indicators of impairment and has determined that the carrying value of all real estate assets on the accompanying Consolidated Balance Sheets does not exceed undiscounted cash flows estimated to be generated by those assets. Based on this analysis, no impairment losses were required to be recorded. Unconsolidated joint ventures follow the same impairment assessment of their properties as the Company. Additionally, the Company evaluates its investments in joint ventures, if indicators warrant the need for a review, utilizing a discounted cash flow calculation. If the calculation results in a lower amount than the carrying value of the investment, the Company determines whether the impairment is other than temporary and records an adjustment, if needed. The Company also evaluates its goodwill annually, which requires certain estimates and judgments, specifically related to the fair value of its reporting segments. Based on the Company’s analysis, no impairment losses were required to be recorded.

Revenue Recognition

Residential Lot and Land Tract Sales.  In its determination of the gross profit recognized on its residential lot and land tract sales, the Company utilizes several estimates. Gross profit percentages are calculated based on the estimated lot sales prices and the estimated costs of the development or on the estimated total land tract sales and any estimated development or improvement costs. The Company must estimate the prices of the lots or land tracts to be sold, the costs to complete the development of the residential community or the land improvements and the time period over which the lots or land tracts will ultimately be sold. If the Company’s estimated lot or land tract sales, timing or costs of development, or the assumptions underlying all, were to be revised or be rendered inaccurate, it could affect the overall profit recognized on these sales.

Multi-family Residential Unit Sales.  If a certain threshold of non-refundable deposits are obtained upon sale of a multi-family residential unit and other factors are met, the Company recognizes profits of multi-family residential units on the percentage of completion method. Therefore, sales on these units are recognized before the contract actually closes and before the entire sales price is obtained. If the Company determines there is a risk that the remaining sales price is uncollectible, an allowance for doubtful accounts may be created. The Company assesses the collectibility of the full sales price at closing by reviewing the overall market conditions in the specific area of each project as well as the market for re-sales of individual units at each project. These factors, combined with the amount of the non-refundable deposits and an assessment of the buyer’s financial condition, allow the Company to assess the likelihood that the buyer will ultimately pay the contractual purchase price at closing. Additionally, cost of sales are recognized using the estimated profit percentage during construction of the project, which percentage could change significantly during the course of development. The percentage of completion method involves significant estimates, particularly in determining the profit percentage to be realized on the overall project, the percentage that construction is complete at reporting periods during the project, and judgments as to the collectibility of unit purchase prices upon completion. If the Company inaccurately estimates costs to construct the project, the estimated profit percentage is ultimately incorrect or if its judgments regarding collectibility are incorrect, actual final results could differ from previously estimated results. See Discussion of New Accounting Pronouncements below for a new pronouncement affecting future sales recognition for multi-family residential units.

Valuation of Receivables.  Receivables, including straight-line rent receivables, are reported net of an allowance for doubtful accounts and may be uncollectible in the future. The Company reviews its receivables regularly for potential collection problems in computing the allowance recorded against its receivables. This review process requires the Company to make certain judgments regarding collectibility, notwithstanding the fact that ultimate collections are inherently difficult to predict. A change in the judgments made could result in an adjustment to the allowance for doubtful accounts with a corresponding effect on net income.

Accounting for Non-Wholly Owned Entities

The Company holds ownership interests in a number of ventures with varying structures. The Company evaluates all of its partnership interests and other variable interests to determine if the entity is a variable interest entity (“VIE”), as defined in Financial Accounting Standards Board (“FASB”) Interpretation No. 46 R. If the venture is a VIE and in its judgment the Company is determined to be the primary beneficiary, the Company consolidates the assets, liabilities and results from operations of the VIE.

For entities that are not determined to be VIEs, the Company evaluates whether or not the Company has control or significant influence over the joint venture to determine the appropriate consolidation and presentation. Non-VIEs under the Company’s control are consolidated and non-VIEs in which the Company can exert significant influence over, but does not control, are accounted for under the equity method of accounting.

The Company recognizes minority interest on its Consolidated Balance Sheets for non-wholly owned entities which the Company consolidates. The minority partner’s share of current operations is reflected in Minority Interest in Income of Consolidated Subsidiaries on the Consolidated Statements of Income.

Contributions to unconsolidated joint ventures are recorded as Investments in Unconsolidated Joint Ventures, and subsequently adjusted for income from unconsolidated joint ventures and cash contributions and distributions. Any difference between the carrying amount of these investments on the Company’s balance sheet and the underlying equity in net assets on the joint venture’s balance sheet is amortized as an adjustment to income from unconsolidated joint ventures over the life of the related asset. If the Company’s judgment as to the existence of a VIE, the primary beneficiary of the VIE, and the extent of influence and control over a non-VIE is incorrect, the presentation of the balance sheet and results of operations could be incorrect.

Discussion of New Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Income Tax Uncertainties” (“FIN 48”). FIN 48 defines the threshold for recognizing tax return positions in the financial statements as those which are “more-likely-than-not” to be sustained upon examination by the taxing authority. FIN 48 also provides guidance on derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties, accounting for income tax uncertainties in interim periods and the level of disclosures associated with any recorded income tax uncertainties. FIN 48 is effective January 1, 2007 for the Company. The Company does not anticipate the effect of adopting the provisions of FIN 48 will be material to its financial position or results of operations.

In November 2006, the FASB ratified the consensus in Emerging Issues Task Force (“EITF”) Issue No. 06-08, “Applicability of the Assessment of a Buyer’s Continuing Investment under FASB Statement No. 66, Accounting for Sales of Real Estate, for Sales of Condominiums,” which provides guidance for determining the adequacy of a buyer’s continuing investment and the appropriate profit recognition in the sale of individual units in a condominium project. This issue requires that companies evaluate the adequacy of a buyer’s continuing investment in recognizing condominium revenues on the percentage of completion method by applying paragraph 12 of SFAS No. 66 to the level and timing of deposits received on contracts for condominium sales. This rule is effective for the Company on January 1, 2008 and earlier adoption is permitted. While the Company has not analyzed in detail the effects of adoption of this standard on future results of operations or decided whether to elect early adoption of the standard, management believes that some of its existing condominium contracts would not meet the requirements for percentage of completion accounting and would, under the new standard, be accounted for on the completed contract method, which would result in later recognition of revenues than the Company has historically presented.

The SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements,” (“SAB 108”) in September 2006. This statement requires that registrants analyze the effect of financial statement misstatements on both their balance sheet and their income statement and contains guidance on correcting errors under this approach. The Company adopted SAB 108 on December 31, 2006 and, in accordance with the initial application provisions of SAB 108, adjusted retained earnings effective January 1, 2006. This adjustment was comprised of an overstatement of deferred tax liabilities, an overstatement of investment in unconsolidated joint ventures and an understatement of accounts payable and accrued liabilities for compensated absences. All of these adjustments were considered immaterial individually and in the aggregate in prior years based on the Company’s historical method of determining materiality. See Note 15 of Notes to Consolidated Financial Statements in Item 8 for more information.

Results of Operations For The Three Years Ended December 31, 2006.

General.  Historically, the Company’s financial results have been significantly affected by sale transactions and the fees generated by, and start-up operations of, major real estate developments. These types of transactions and developments do not necessarily recur. Accordingly, the Company’s historical financial statements may not be indicative of future operating results.

In addition, in periods prior to 2006, the Company recorded reimbursements of salary and benefits of on-site employees pursuant to management agreements with third parties and joint ventures as reductions of general and administrative expenses. In 2006, the Company began recording these reimbursements in Fee Income on the Consolidated Statements of Income and reclassified prior period amounts to conform to the 2006 presentation. As a result, Fee Income and General and Administrative Expenses have increased by $15.1 million in 2005 and $13.2 million in 2004 when compared to amounts previously reported.

Rental Property Revenues. Summary.  Rental property revenues increased $11.1 million between 2005 and 2006 and decreased by $5.2 million between 2004 and 2005. The Company sold a significant number of office buildings in 2004, some of whose operations were not reclassified to discontinued operations due to continuing involvement with the properties in the form of property management. The Company also had declines during the last three years in some of the leased percentages of its office assets, although several leased percentages increased during 2006. In addition, the Company purchased a 1.2 million square foot office building, 191 Peachtree Tower, during 2006. The Company also opened several retail centers during 2006 that increased rental property revenues. The retail increases were partially offset by the contribution of five retail centers to a joint venture with Prudential in June 2006, CP Venture IV Holdings, LLC (“CPV IV”). The Company’s share of results of operations from these properties is reflected in income from unconsolidated joint ventures on the statement of income, since they are now accounted for using the equity method.

Comparison of Year Ended December 31, 2006 to 2005.

Rental property revenues from continuing operations of the office portfolio increased approximately $5.6 million between 2005 and 2006 as a result of the following:

•	Increase of $5.5 million related to the purchase of 191 Peachtree Tower and the purchase of Cosmopolitan Center;

•	Increase of $1.6 million related to One Georgia Center as its average economic occupancy increased from 19% in 2005 to 37% in 2006;

•	Decrease of approximately $1.5 million related to 615 Peachtree Street, which was taken out of service as an operating property in 2006, the building imploded, and the land is now held for potential future development or sale; and

•	Decrease of approximately $1.2 million for 3301 Windy Ridge Parkway, as its average economic occupancy decreased from 100% in 2005 to 42% in 2006.

Rental property revenues from continuing operations of the retail portfolio increased approximately $4.9 million between 2005 and 2006 as a result of the following:

•	Increase of $15.4 million related to the openings of San Jose MarketCenter and The Avenue Webb Gin in 2006, and to the increased occupancy at The Avenue Carriage Crossing, which opened in late 2005; and

•	Decrease of $10.5 million related to the contribution of the five retail properties to the venture with Prudential, CPV IV.

Rental property revenues of the industrial portfolio increased approximately $555,000 between 2005 and 2006, as the Company’s first industrial building, King Mill — Building 3A, opened in 2006.

Comparison of Year Ended December 31, 2005 to 2004.

Rental property revenues from continuing operations of the Company’s office portfolio decreased approximately $12.7 million in 2005 compared to 2004 as a result of the following:

•	Decrease of $10.6 million related to the sale of 333 John Carlyle/1900 Duke Street and 101 Independence Center in 2004;

•	Decrease of $2.7 million from One Georgia Center, as its average economic occupancy decreased from 48% in 2004 to 19% in 2005;

•	Decrease of $902,000 at Lakeshore Park Plaza, as its average economic occupancy decreased from 89% in 2004 to 51% in 2005; and

•	Increase of $737,000 at 555 North Point Center East due to the commencement of a new lease in 2005.

Rental property revenues from continuing operations of the retail portfolio increased approximately $7.5 million between 2004 and 2005 as a result of the following:

•	Increase of $4.2 million as a result of the opening of The Avenue Viera in 2004;

•	Increase of $1.5 million as a result of the opening of The Avenue Carriage Crossing in 2005;

•	Increase of $912,000 from The Avenue West Cobb, as its average economic occupancy increased from 92% in 2004 to 99% in 2005; and

•	Increase of $920,000 from The Avenue Peachtree City, as its average economic occupancy increased from 92% in 2004 to 96% in 2005.

Rental Property Operating Expenses.  Rental property operating expenses increased $5.9 million between 2005 and 2006 as a result of the following:

•	Increase of $4.7 million due to the openings of San Jose MarketCenter and The Avenue Webb Gin, and the increased occupancy of The Avenue Carriage Crossing, which opened late in 2005;

•	Increase of $3.6 million as a result of the 2006 purchases of 191 Peachtree Tower and Cosmopolitan Center;

•	Decrease of $2.8 million due to the contribution of the five retail centers to CPV IV; and

•	Decrease of $731,000 related to the cessation of operations at 615 Peachtree Street noted above.

Rental property operating expenses increased $1.8 million between 2004 and 2005 primarily as a result of the 2005 opening of and/or increased occupancy at The Avenue Viera, The Avenue Carriage Crossing, The Avenue West Cobb and The Avenue Peachtree City.

Fee Income.  Fee income increased $267,000 between 2005 and 2006 and $5.5 million between 2004 and 2005. The increase between 2005 and 2006 is a result of the following:

•	Increase of $940,000 related to reimbursements of salaries and related benefits from third party and joint venture managed properties;

•	Increase of $776,000 in development fees from the Temco joint venture;

•	Increase of $1.8 million in leasing, development and management fees from three joint ventures formed in 2006 (Palisades West, LLC; CF Murfreesboro Associates (“CF Murfreesboro”), and CPV IV), offset by a decrease of $846,000 of joint venture leasing fees from 2005 activity; and

•	Decrease of $2.1 million from the Company’s Texas subsidiary, which performs third party management and leasing, mainly due to a decrease in land brokerage fees from the Las Colinas project.

The increase between 2004 and 2005 is a result of increases in reimbursements from third party and joint venture managed properties and higher brokerage fees from the Las Colinas project.

Multi-Family Residential Unit Sales and Cost of Sales.  In 2005, the Company began recognizing revenue and cost of sales for its units at the 905 Juniper project. This project, a 94-unit multi-family residential building in midtown Atlanta, Georgia, was owned in a joint venture, which the Company began consolidating in June 2005 (see Note 6 – 905 Juniper Venture, LLC). Revenue and cost of sales were recognized using the percentage of completion method as outlined in SFAS No. 66 for certain units which qualified, while other units were accounted for on the completed contract method. All of the units in the 905 Juniper project closed in 2006, which increased sales and cost of sales in 2006 compared to 2005. The Company expects multi-family residential unit sales and cost of sales to decrease in 2007 due to the completion of its 905 Juniper project in 2006.

Residential Lot and Outparcel Sales and Cost of Sales.  Residential lot and outparcel sales decreased $4.6 million between 2005 and 2006 and increased $5.2 million between 2004 and 2005. The decrease between 2005 and 2006 is the result of a decrease in lot sales of $4.4 million and a decrease in outparcel sales of $217,000. The decrease in lot sales is primarily the result of a decrease in number of lots sold from 172 to 126. The increase between 2004 and 2005 is the result of an increase in outparcel sales of $5.6 million, partially offset by a decrease in lot sales of $400,000.

Consistent with current market trends, the Company anticipates residential lot sales for 2007, like those in 2006, will be lower than the Company experienced in 2005, both at consolidated projects and at developments owned by Temco and CL Realty, entities in which the Company is a joint venture partner. The Company cannot currently quantify the effect of the current slowdown on its results of operations for 2007 and forward.

Residential lot and outparcel cost of sales decreased by $3.7 million between 2005 and 2006 and increased by $4.4 million between 2004 and 2005. The change in residential lot cost of sales was partially due to the number of lots sold during the periods and partially to fluctuations in gross profit percentages used to calculate the cost of sales for residential lot sales in certain of the residential developments. Furthermore, outparcel cost of sales were approximately $5.1 million, $5.6 million and $929,000 in 2006, 2005 and 2004, respectively, due to the aforementioned outparcel sales.

The majority of the Company’s residential lot sales are conducted through the CL Realty and Temco joint ventures, which are not consolidated and therefore not included in the above numbers.

General and Administrative Expenses.  General and administrative expenses increased $2.8 million between 2005 and 2006. Salaries and related benefits increased approximately $11.8 million in 2006 as a result of the following:

•	Increase of $3.4 million in salary and bonus expense, due mainly to an increase in the number of employees and individual compensation increases;

•	Increase of $3.3 million related to stock options, which the Company began expensing January 1, 2006 in conjunction with the adoption of SFAS 123R;

•	Increase of $3.0 million in restricted stock units (“RSU”) expense, which were granted for the first time in December 2005.

•	Included in the above increases for RSUs and stock options was additional expense totaling $1.2 million, after the effect of capitalization to projects under development, related to the adoption of a retirement feature, which allows for immediate vesting in these instruments upon the meeting of certain requirements.

The vesting period for stock options and RSUs also changed for those employees who are estimated to meet the retirement feature in less time than the original vesting period. See Note 7 in Notes to Consolidated Financial Statements included in Item 8 for more information; and

•	As previously discussed in fee income above, general and administrative expense for all periods presented reflect salary, benefits and other expenses reimbursed by third party and joint venture management contracts, which increased $940,000 between 2005 and 2006.

•	The salary and related benefits increase between 2005 and 2006 was partially offset by a $4.6 increase in capitalized salaries of development and leasing personnel due to a larger number of projects under development between 2005 and 2006.

Additionally, the increase in general and administrative expenses between 2005 and 2006 was partially offset by a decrease in charitable contributions of $4.5 million, as the Company contributed this amount in 2005 toward establishment of a charitable foundation.

General and administrative expenses increased $8.9 million between 2004 and 2005 as a result of the following:

•	Increase of $1.9 million in reimbursements from third party and joint venture management contracts primarily due to an increase in the Company’s third-party and joint venture managed properties;

•	Increase in salaries and related benefits due to increased development personnel in the Retail and Industrial Divisions and to increased personnel in the Office/Multi-Family Division related to the acquisition of The Gellerstedt Group;

•	An expense of $350,000 recognized in 2005 associated with a funding obligation for its 401(k) and profit sharing plan; and

•	A $4.5 million charitable contribution expense, as discussed above.

The increases in general and administrative expense between 2004 and 2005 were partially offset by increases in capitalized salaries of development and leasing personnel due to a larger number of projects under development between 2004 and 2005.

Depreciation and Amortization.  Depreciation and amortization increased $5.1 million between 2005 and 2006 and decreased $2.8 million between 2004 and 2005. The 2006 increase was due to the following:

•	Increases resulting from the opening of The Avenue Carriage Crossing, San Jose MarketCenter and The Avenue Webb Gin and the acquisitions of 191 Peachtree Tower and Cosmopolitan Center;

•	Increase of $579,000 at 3301 Windy Ridge Parkway where amortization of certain tenant costs was accelerated upon the tenant’s partial lease termination;

•	Decrease of $3.6 million related to the five retail properties contributed to the venture with Prudential;

•	Decrease of $858,000 at Inforum as first generation tenant improvement and leasing costs which were assigned to these assets upon purchase of this property in 1999 are now fully amortized; and

•	Decrease of $650,000 from the transfer of 615 Peachtree Street from operating properties to land held for investment or future development.

The 2005 decrease was due to the following:

•	Decrease resulting from the 2004 sales of 333 John Carlyle, 1900 Duke Street and 101 Independence Center;

•	Decrease of $3.5 million at the Inforum related to the fully amortized assets discussed above; and

•	Increase related to the aforementioned opening and acquisition of office buildings and retail centers.

Interest Expense.  Interest expense increased $2.0 million between 2005 and 2006 and decreased $5.5 million between 2004 and 2005. Interest expense before capitalization increased $5.7 million in 2006 due to higher average balances outstanding on the credit facility during 2006 over 2005, the new construction facility entered into during

2006, and to higher rates on its credit facility in 2006 as a result of increases in LIBOR. The higher average debt balances on the credit facility were a result of more development and acquisition expenditures in 2006 than in 2005, and the result of the Company having a large balance of unexpended cash at the beginning of 2005 from property sales in 2004. Capitalized interest increased $3.6 million, which partially offset the increase in interest expense. Capitalized interest rose as a result of the increased development activity in 2006.

Interest expense decreased between 2004 and 2005 due to a decrease in interest before capitalization of $2.6 million. Interest before capitalization decreased primarily because of the 2004 sales and related disposition of debt for 333 John Carlyle, 1900 Duke Street and 101 Independence. In addition, the Company issued $100 million in preferred stock in 2004, the proceeds of which were used to reduce indebtedness. Capitalized interest increased $2.9 million in 2005 as compared to 2004, which contributed to the decrease in interest expense. Capitalized interest increased as a result of the increased development activity in 2005 over 2004.

Loss on Extinguishment of Debt.  Loss on extinguishment of debt of $18.2 million in 2006 was comprised of defeasance charges related to the repayment of one note and a mark to market charge on the contribution of another note to a joint venture. CSC Associates, L.P. (“CSC”), of which the Company owns a 50% interest, sold Bank of America Plaza in the third quarter of 2006. This building was encumbered by a mortgage note payable, the proceeds of which had been loaned to the Company and, in turn, the Company was obligated in full on the debt. The Company repaid the debt upon sale of Bank of America Plaza and incurred a loss related to a defeasance fee paid to terminate the note and to the unamortized closing costs totaling approximately $15.4 million. The Company also incurred a loss on extinguishment of debt of approximately $2.8 million related to the assumption of The Avenue East Cobb mortgage note payable by the venture formed with Prudential, CPV IV.

Provision for Income Taxes from Operations.  An income tax provision is recorded for the Company’s taxable subsidiary, CREC. The income tax provision decreased $3.6 million between 2005 and 2006 and increased $5.0 million between 2004 and 2005. The 2006 decrease was a result of a decrease in taxable income at CREC caused by a reduction in lot and tract sales and to an adjustment to current and deferred income tax liabilities (See Note 15 in Notes to the Consolidated Financial Statements). The 2005 increase is the result of an increase in residential lot and tract sales as well as an increase in multi-family sales. CREC is the partner in certain joint ventures, including CL Realty and Temco, which sell residential lots and land tracts, and TRG Columbus Development Venture, Ltd. (“TRG”), which sells multi-family residential units. The consolidated results of 905 Juniper Venture, LLC, which sold multi-family residential units, are also recorded in CREC.

Income from Unconsolidated Joint Ventures.  (All amounts reflect the Company’s share of joint venture income.) Income from unconsolidated joint ventures increased $132.1 million between 2005 and 2006 and decreased $163.5 million between 2004 and 2005. Overall, these changes were the result of the recognition of gains on sales of properties by certain joint ventures in 2004 and 2006. A more detailed discussion by venture follows.

Income from CSC increased approximately $131.1 million in 2006 due to the sale of Bank of America Plaza in September 2006, which generated a gain to the Company of $133.8 million. Due to the disposition of CSC’s sole asset in 2006, income from this joint venture will decline in 2007 and forward.

Income from TRG increased approximately $3.7 million and $6.7 million in 2006 and 2005, respectively. TRG is developing 50 Biscayne, a 529-unit condominium project in Miami, Florida. TRG is recognizing income utilizing the percentage of completion method for applicable units which meet the criteria and commenced income recognition in the fourth quarter of 2005. The Company recognizes 40% of TRG’s net income, after certain preferred returns to each partner and, at December 31, 2006, had recognized income on 95% of the units, and the project was 70% complete for construction. There have been recent reports about softening in the Miami, Florida condominium market. The Company does not believe that this softening market will affect this project, as 100% of the units are under contract for sale and some of the contracts have been re-sold in the secondary market for prices in excess of the original contract amount, but there can be no guarantee of the estimated outcome until the sales of the units close, which is expected to be complete by the first quarter of 2008.

Income from CL Realty decreased $2.4 million between 2005 and 2006 and increased $5.7 million between 2004 and 2005 due to the changes in the number of lots sold, plus the mix of residential communities from which the lots were sold. CL Realty is a venture in which the Company is a 50% partner, and CL Realty is in the business of residential lot development and land tract sales. CL Realty sold 973, 1,314 and 972 lots in 2006, 2005 and 2004, respectively.

Income from Temco increased $3.5 million between 2005 and 2006 and decreased $1.2 million between 2004 and 2005. The primary reason for the changes between periods is the result of tract sales activities as the number of lots sold by Temco remained consistent. Temco is a venture in which the Company is a 50% partner and is in the business of residential lot development and land tract sales. Temco sold 477, 467 and 491 lots in 2006, 2005 and 2004, respectively, which caused a portion of the changes between years. Temco sold 1,088, 212 and 310 acres of land during 2006, 2005 and 2004, respectively, which generated pre-tax gains to the Company of approximately $5.0 million, $1.7 million and $2.2 million in 2006, 2005 and 2004, respectively.

Income from CPV IV increased approximately $1.8 million between 2006 and 2005. In June 2006, the Company contributed five retail properties to this venture, which is accounted for on the equity method. The ownership of the venture decreased in stages between June and December 2006, and the Company now owns 11.5% of the venture and will be recognizing income based on its 11.5% ownership going forward.

Income from Deerfield Towne Center, LLC, (“Deerfield”) increased approximately $5.3 million between 2004 and 2005 and decreased approximately the same amount between 2005 and 2006. The Company had a 10% profits interest in Deerfield and neither made nor was obligated to make any capital contributions to the entity. The Company obtained this interest through a predevelopment and leasing arrangement and recognized income as distributions were received. Deerfield sold its operating retail center in 2005 and distributed the proceeds, thus accounting for the income recognition by the Company in 2005. No significant income or loss was recognized in 2006.

Income from 285 Venture, LLC (“285 Venture”) decreased approximately $1.4 million between 2005 and 2006. In 2005, 285 Venture sold 1155 Perimeter Center West, the single asset of the venture, and the Company recognized a gain of approximately $1.6 million on the sale. No significant income or loss was recognized in 2006.

Income from Wildwood Associates decreased $101.2 million between 2004 and 2005. The 2005 decrease was due to approximately $99.4 million in gains on sales of investment properties in 2004. Wildwood Associates sold all of its office buildings and its 15 acres of stand-alone retail sites under ground leases in 2004. In 2005 and 2006, Wildwood Associates’ assets consisted mainly of undeveloped land. No significant income or loss was recognized in 2005 or 2006.

Income from CPI/FSP I, L.P. decreased $14.1 million between 2004 and 2005. The 2005 decrease was due to a $12.4 million gain on sale of investment properties, as CPI/FSP I, L.P. sold Austin Research Park — Buildings III and IV in the third quarter of 2004. The assets that CPI/FSP I, L.P. currently owns consist mainly of undeveloped land. No significant income or loss was recognized in 2006.

Income from CC-JM II Associates decreased $18.1 million between 2004 and 2005. In 2004, the John Marshall — II office building, the single asset which CC-JM II Associates owned, was sold and a gain of $19.2 million recognized. No significant income or loss was recognized in 2005 or 2006.

The results for Cousins LORET Venture, L.L.C. (“LORET”) decreased $45.6 million between 2004 and 2005 due to a $45.3 million gain on sale of investment properties in 2004, as LORET sold its office buildings, The Pinnacle and Two Live Oak Center, in the third quarter of 2004. No significant income or loss was recognized in 2005 or 2006.

Gain on Sale of Investment Properties.  Gain on sale of investment properties, net of applicable income tax provision, was $3.0 million, $15.7 million and $118.1 million in 2006, 2005 and 2004, respectively. The 2006 gain included the following:

•	The sale of undeveloped land at The Lakes of Cedar Grove residential development — $0.2 million;

•	The sale of undeveloped land at the North Point/Westside mixed use project — $2.3 million; and

•	The recurring amortization of deferred gain from CP Venture, LLC (“CPV”) — $0.5 million (see Note 5 in Notes to Consolidated Financial Statements in Item 8).

The 2005 gain included the following:

•	The sale of undeveloped land at The Lakes of Cedar Grove residential development — $1.2 million;

•	The sale of undeveloped land at the North Point/Westside mixed use project — $4.4 million;

•	The sale of Company-owned land at Wildwood — $9.8 million; and

•	The recurring amortization of deferred gain from CPV — $0.3 million.

The 2004 gain included the following:

•	The sale of the 333 John Carlyle and 1900 Duke Street office buildings — $34.5 million;

•	The sale of Ridenour land — $0.7 million;

•	The sale of the 101 Independence Center office building — $35.8 million;

•	The sale of undeveloped land at the North Point/Westside mixed use project — $9.6 million;

•	The recognition of deferred gain from the sale of Wildwood land associated with the property sales — $29.3 million);

•	The sale of Company-owned land at Wildwood — $3.3 million;

•	The sale of a ground lease adjacent to North Point MarketCenter — $1.4 million;

•	A true-up of gains from the 1996 sale of Lawrenceville MarketCenter, as certain taxes were determined not to be owed on that transaction — $0.6 million; and

•	The recurring amortization of deferred gain from CPV, plus an additional amount recognized from the sale of Wachovia Tower, — $2.8 million.

Discontinued Operations.  SFAS No. 144 requires that certain office buildings and retail centers that were sold or plan to be sold be treated as discontinued operations and that the results of their operations and any gains on sales from these properties be shown as a separate component of income in the Consolidated Statements of Income for all periods presented. The properties sold which qualified as discontinued operations were as follows:

2006

•	Frost Bank Tower

•	The Avenue of the Peninsula

•	North Point Ground Leases

2005

•	Hanover Square South

2004

•	Rocky Creek Properties

•	Northside/Alpharetta I and II

•	101 Second Street

•	55 Second Street

•	The Shops of Lake Tuscaloosa

Income from Discontinued Operations decreased from $6.0 million in 2004 to $2.3 million in 2005, and further decreased to a loss of $38,000 in 2006. The difference between the 2004, 2005 and 2006 amounts is the result of the number and type of properties included in each year.

Stock-Based Compensation.  The Company adopted SFAS No. 123R, “Share-Based Payment,” on January 1, 2006 utilizing the modified prospective method. This standard requires that companies recognize compensation expense in the statement of income for the grant-date fair value of share-based awards that vest during the period. The Company calculates the grant-date fair value of its awards using the Black-Scholes model, which it also utilized under SFAS No. 123 in its pro forma disclosures for periods prior to 2006. Assumptions used under SFAS No. 123 are not materially different from those used under SFAS No. 123R. The adoption of SFAS No. 123R reduced 2006 net income by approximately $2.4 million after accounting for the effect of capitalizing salaries and related benefits of certain development and leasing personnel to projects under development and after the effect of income taxes. The total unrecognized compensation cost related to all non-vested share-based payment arrangements was $23.3 million, which will be recognized over a weighted average period of 3.2 years.

Funds From Operations.  The table below shows Funds From Operations Available to Common Stockholders (“FFO”) and the related reconciliation to net income available to common stockholders for the Company. The Company calculated FFO in accordance with the National Association of Real Estate Investment Trusts’ (“NAREIT”) definition, which is net income available to common stockholders (computed in accordance with accounting principles generally accepted in the United States of America (“GAAP”)), excluding extraordinary items, cumulative effect of change in accounting principle and gains or losses from sales of depreciable property, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures to reflect FFO on the same basis. In 2005, the Company included $5.0 million in income from a real estate venture related to the sale of real estate in its NAREIT-defined calculation of FFO. The Company included this amount in FFO because, based on the nature of the investment, the Company believes this income should not be considered gain on the sale of depreciable property. The Company presented the NAREIT-defined calculation and also presented an adjusted NAREIT-defined calculation of FFO to add back the losses on extinguishment of debt recognized in 2006 in connection with the venture formation on June 29, 2006 with Prudential and the sale of Bank of America Plaza in September 2006. The Company presented this additional measure of FFO because the losses on extinguishment of debt that the Company recognized related to a sale or an exchange of real estate, and all other amounts related to a sale or an exchange of real estate are excluded from FFO.

FFO is used by industry analysts and investors as a supplemental measure of an equity REIT’s operating performance. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, many industry investors and analysts have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. Thus, NAREIT created FFO as a supplemental measure of REIT operating performance that excludes historical cost depreciation, among other items, from GAAP net income. The use of FFO, combined with the required primary GAAP presentations, has been fundamentally beneficial, improving the understanding of operating results of REITs among the investing public and making comparisons of REIT operating results more meaningful. Company management evaluates the operating performance of its reportable segments and of its divisions based on FFO. Additionally, the Company uses FFO and FFO per share, along with other measures, to assess performance in connection with evaluating and granting incentive compensation to its officers and employees. The reconciliation of net income available to common stockholders to funds from operations, both NAREIT — defined and as-adjusted, is as follows for the years ended December 31, 2006, 2005 and 2004 (in thousands):

	Years Ended December 31,
	2006	2005	2004

Net Income Available to Common Stockholders	$217,441	$34,491	$399,742
Depreciation and amortization:
Consolidated properties	32,415	27,289	30,115
Discontinued properties	11,275	9,297	12,414
Share of unconsolidated joint ventures	8,831	8,920	15,915
Depreciation of furniture, fixtures and equipment and amortization of specifically identifiable intangible assets:
Consolidated properties	(2,911)	(2,951)	(2,652)
Share of unconsolidated joint ventures	(12)	(78)	(35)
Gain on sale of investment properties, net of applicable income tax provision:
Consolidated properties	(3,012)	(15,733)	(118,056)
Discontinued properties	(86,495)	(1,037)	(81,927)
Share of unconsolidated joint ventures	(135,618)	(1,935)	(176,265)
Gain on sale of undepreciated investment properties	14,348	15,483	29,627

Funds From Operations Available to Common Stockholders	56,262	73,746	108,878
Loss on extinguishment of debt	18,207	—	—

Funds From Operations Available to Common Stockholders, Excluding Loss on Extinguishment of Debt	$74,469	$73,746	$108,878

Weighted Average Shares	50,655	49,989	49,005

Diluted Weighted Average Shares	52,513	51,747	51,016

Liquidity and Capital Resources.

Financial Condition.

The Company had a significant number of projects under development and in the pre-development stage at December 31, 2006 and does not expect the number of projects or the amounts invested in development projects to decrease in the near term. The Company also has a large amount of undeveloped land, both consolidated and in unconsolidated joint ventures, which may progress into development projects in 2007. In order to position the Company to fund these projects and potential projects, the Company sold two office buildings, one retail property and contributed five retail projects to a venture with a third party that generated capital in 2006. As a result, total indebtedness decreased during 2006 to $315.1 million as of December 31, 2006, representing 13% of total market capitalization at December 31, 2006, and the Company had $11.5 million in cash on hand. The Company believes that it has sufficient availability on its credit and construction facilities and the capacity to generate additional capital to fund its development expenditures through 2007. The financial condition of the Company is discussed in further detail below.

At December 31, 2006, the Company was subject to the following contractual obligations and commitments
($ in thousands):

		Less than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years

Contractual Obligations:
Company long-term debt Unsecured notes payable and construction loans	$199,179	$338	$5,941	$192,900	$—
Mortgage notes payable	115,970	24,337	12,510	62,990	16,133
Interest commitments under notes payable(1)	70,604	20,083	36,341	10,686	3,494
Operating leases (ground leases)	15,343	90	186	196	14,871
Operating leases (offices)	1,404	741	370	255	38

Total Contractual Obligations	$402,500	$45,589	$55,348	$267,027	$34,536

Commitments:
Letters of credit	$3,016	$3,016	$—	$—	$—
Performance bonds	17,973	16,874	1,099	—	—
Estimated development commitments	286,360	186,664	76,358	23,338	—
Unfunded tenant improvements	18,294	18,294	—	—	—

Total Commitments	$325,643	$224,848	$77,457	$23,338	$—

(1)	Interest on variable rate obligations is based on rates effective as of December 31, 2006.

As discussed above, the Company formed a new venture with Prudential in 2006, and contributed its interests in five retail properties. Through December 31, 2006, Prudential had contributed $300 million in cash to this venture and may make further contributions of up to $20.5 million to this venture in 2007 based on future leasing and development performed by the Company on the contributed properties. The cash contributed by Prudential is expected to be used to fund development projects of the development venture, and the current funds are being used to reduce indebtedness of the Company until the Company commences development of such projects.

In addition to capital generated from this venture formation, the Company received cash from the sales of Bank of America Plaza, Frost Bank Tower, The Avenue of the Peninsula and from the sale of seven ground leased outparcels at its North Point property. These sales created taxable income that the Company distributed to common stockholders in the form of a special dividend in the fourth quarter of 2006 of $175.5 million (see Cash Flows section below). The Company may consider selling other income producing assets in 2007 as a result of the continued strategic review and analysis of assets it holds.

With the relatively low leverage created by the capital generated from these transactions, the Company expects to utilize indebtedness to fund a portion of its commitments in 2007. In the first quarter of 2006, the Company created additional borrowing capacity by expanding its existing revolving credit facility and by adding a construction facility. The revised credit facility can be expanded to $500 million under certain circumstances, although the availability of the additional capacity is not guaranteed. The revised credit facility also reduced the spread over LIBOR when compared to the previous facility, removed any restrictions on dividend payments provided the Company’s Debt to Total Assets, as defined, is less than 55% and provided additional flexibility in some of the financial covenants. As of December 31, 2006, the Company had $128.2 million drawn on its $400 million credit facility. The amount available under this credit facility is reduced by outstanding letters of credit, which were approximately $3.0 million at December 31, 2006. The Company’s interest rate on its credit facility is variable based on LIBOR plus a spread based on certain of the Company’s ratios and other factors. As of December 31, 2006, the spread over LIBOR was 0.80%.

The Company also entered into an unsecured $100 million construction facility in the first quarter of 2006. While this facility is unsecured, advances under the facility are to be used to fund the construction costs of the Terminus 100 project. As of December 31, 2006, the Company had $64.7 million drawn on its construction facility.

The Company’s mortgage debt is primarily non-recourse fixed-rate mortgage notes payable secured by various real estate assets. In addition, many of the Company’s non-recourse mortgages contain covenants which, if not satisfied, could result in acceleration of the maturity of the debt. The Company expects that it will either refinance the non-recourse mortgages at maturity or repay the mortgages with proceeds from other financings. As of December 31, 2006, the weighted average interest rate on all of the Company’s debt was 6.64%.

In 2007, the Company may enter into other unsecured or secured construction facilities to provide funding to specific development projects. In addition, the Company may enter into mortgage notes payable with stabilized properties and utilize the proceeds to fund its development commitments. The Company may also sell additional income- and non-income-producing properties to generate capital or contribute additional assets to joint ventures.

The Company may also generate capital through the issuance of securities that includes, but is not limited to, preferred stock under an existing shelf registration statement. As of December 31, 2006, the Company had approximately $100 million available for issuance under this registration statement.

Over the long term, the Company will continue to actively manage its portfolio of income-producing properties and strategically sell mature assets held for investment to capture value for stockholders and to recycle capital for future development activities. The Company will continue to utilize indebtedness to fund future commitments and expects to place long-term permanent mortgages on selected assets as well as utilize construction facilities for other development assets. The Company may enter into additional joint venture arrangements to help fund future developments and may enter into additional structured transactions with third parties. While the Company does not foresee the need to issue common equity in the future, it will evaluate all capital sources and select the most appropriate options as capital is required.

The Company’s business model is highly dependent upon raising capital to meet development obligations. If one or more sources of capital are not available when required, the Company may be forced to raise capital on potentially unfavorable terms which could have an adverse effect on the Company’s financial position or results of operations.

Cash Flows.  Cash Flows from Operating Activities.  Cash flows provided by operating activities increased approximately $169.2 million between 2006 and 2005. Approximately $133.8 million of the increase related to the receipt of proceeds, to the extent of cumulative earnings, from CSC related to the sale of Bank of America Plaza. The other significant reason for this increase was approximately $34.9 million in cash received from the closing of units in the 905 Juniper multi-family residential project during 2006. Changes in accounts payable and accrued liabilities caused operating cash to increase by approximately $5.4 million, mainly due to the timing of the payment of property taxes. Cash flows from operating activities also increased as a result of net cash provided by recently developed income producing properties net of a reduction in such revenue as a result of the contribution of certain retail properties to CPV IV and the sale of other properties. Partially offsetting the increase in net cash provided by operating activities was a decrease in cash received from residential lot and outparcel sales and an increase in expenditures for multi-family development due to the aforementioned 905 Juniper project.

Net cash provided by operating activities decreased approximately $199.4 million between 2004 and 2005 due mainly to a decrease in net income before gain on sale of investment properties of approximately $171.1 million. The Company had significant operating distributions, to the extent of cumulative earnings, from unconsolidated joint ventures in 2004 due to property sales at the ventures. Also contributing to the decrease was an increase in residential lot, outparcel and multi-family acquisition and development expenditures of $6.9 million due mainly to the 905 Juniper project. Partially offsetting the decrease was increased proceeds received from residential lot and outparcel sales due to an increase in volume of lot and outparcel sales activity in 2005 compared to 2004.

Cash Flows from Investing Activities.  Cash flows from investing activities increased approximately $393.3 million between 2006 and 2005. Of this increase, approximately $297.3 million represents proceeds received from the CPV IV formation and approximately $299.4 represents proceeds received mainly from the sales of Frost Bank Tower, The Avenue of the Peninsula and seven ground leased sites at the Company’s North Point property. In addition, distributions in excess of income from unconsolidated joint ventures were approximately $57.5 million higher during 2006 mainly due to the return of the Company’s investment in CSC Associates from the sale of Bank of America Plaza. Offsetting these increases was the purchase of two office buildings in 2006 for an aggregate purchase price of $165.7 million; an increase in land acquisitions related to the Company’s second industrial project in Jackson County, Georgia and land in Austin, Texas for the Palisades West office development; and increased development expenditures for projects under construction. Also partially offsetting the increases in cash flows from investing activities in 2006 was approximately $24.1 million more expenditures for other assets, mainly due to increased predevelopment expenditures in 2006.

Net cash from investing activities decreased approximately $583.9 million between 2004 and 2005, mainly due to a decline of approximately $501.7 million in sales proceeds from consolidated properties in 2004. The Company sold one operating center in 2005, which was a significantly lower volume of sales than in 2004. The Company also expended $81.9 million more in 2005 on development and acquisition of property due to a deeper development pipeline in 2005 compared to 2004, and because the Company purchased additional land tracts in 2005 that are being held for investment or future development. The Company’s investment in unconsolidated joint ventures increased in 2005 due to increased contributions to the CL Realty and Temco residential joint ventures and distributions from joint ventures in excess of income decreased as a result of less asset sales activity in 2005. Both of these factors contributed to the decrease in cash flows from investing activities. Partially offsetting the decrease was an increase in proceeds from notes receivable of approximately $16.2 million, as the Company collected an $8 million note receivable in 2005.

Cash Flows from Financing Activities.  Cash flows used in financing activities increased approximately $480.1 million between 2006 and 2005. The primary reason for the increase was a reduction in indebtedness of $278.2 million with proceeds from the property sales and the formation of CPV IV and from the repayment of the note payable related to CSC. In addition, the Company paid $15.4 million in defeasance costs associated with the Bank of America Plaza sale that increased cash flows used in financing activities. The Company also paid $21.2 million to minority partners during 2006 mainly related to the formation of CPV IV, the sale of Frost Bank Tower and the closing of units at 905 Juniper. Also during 2006, the Company paid $177.0 million more in common and preferred dividends, mainly due to the special dividend to common stockholders of $175.5 million paid in the fourth quarter of 2006, which distributed tax gains from the property sales discussed above.

Net cash from financing activities increased approximately $626.8 million in 2005. Common dividends paid decreased approximately $354.7 million due to the payment of a special dividend in 2004. Repayment of other notes payable decreased approximately $171.4 million due to the repayment or assumption of debt in 2004 related to the property sales. The Company borrowed more in 2005 which caused net borrowings on the credit facility to be approximately $158.0 million higher. Proceeds from other notes payable increased by approximately $28.9 million due to proceeds received from the construction loan on 905 Juniper and to a non-recourse mortgage note payable obtained on The Points at Waterview in 2005. The Company also had a preferred stock offering in 2004 which raised approximately $96.5 million. The Company did not have a similar level of property sales or offering proceeds in 2005 compared to 2004 and expended more on development, necessitating the increased borrowings.

Dividends.  During 2006, 2005 and 2004, the Company funded its dividend payments from cash provided by operating activities and from proceeds from the sale of investment property. For the foreseeable future, the Company intends to fund its quarterly distributions to common and preferred stockholders with cash provided by operating activities, a portion of proceeds from investment property sales and a portion of distributions from unconsolidated joint ventures in excess of income.

Effects of Inflation.  The Company attempts to minimize the effects of inflation on income from operating properties by using rents tied to tenants’ sales, periodic fixed-rent increases or increases based on the Consumer Price Index and/or pass-through of certain operating expenses of properties to tenants.

Other Matters.  The events of September 11, 2001 adversely affected the pricing and availability of property insurance. In particular, premiums increased and terrorism insurance coverage became harder to obtain. The availability of coverage has improved and, at this time, management believes that the Company and its unconsolidated joint ventures are adequately insured on all of their assets. While the Company’s cost of property insurance coverage has increased, management believes the costs are currently reasonable and should not have a material impact on the Company’s financial condition or results of operations in 2007. There can be no assurance that this situation will continue beyond 2007.

Off Balance Sheet Arrangements.  The Company has a number of off balance sheet joint ventures with varying structures. At December 31, 2006, the Company’s joint ventures had aggregate outstanding indebtedness to third parties of approximately $408.7 million of which the Company’s share was $172.1 million. These loans are generally mortgage loans or construction loans that are non-recourse to the Company. One of the Company’s ventures, CF Murfreesboro, has a $131 million construction loan that matures on July 20, 2010, of which the venture has drawn approximately $21 million. In July 2006, the Company formed CF Murfreesboro, a 50-50 joint venture between the Company and an affiliate of Faison Associates, to develop The Avenue Murfreesboro, an 810,000 square foot retail center in suburban Nashville, Tennessee. Upon formation, the joint venture acquired approximately 100 acres of land for approximately $25 million, obtained a construction loan and commenced construction of the center. The Company guarantees 20% of the amount outstanding under the construction loan, which equals $4.3 million at December 31, 2006. The retail center serves as collateral against the construction loan, and the Company is liable for 20% of any difference between the proceeds from the sale of the retail center and the amounts due under the loan in the event of default. The Company has not recorded a liability as of December 31, 2006, as it estimates no obligation is or will be required.

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

Item 7A.  Quantitative and Qualitative Disclosure about Market Risk

Much of the Company’s debt obligations have fixed interest rates which limit the risk of fluctuating interest rates. The Company is exposed to the impact of interest rate changes through its variable rate credit and construction facilities. As of December 31, 2006 and 2005, $122.2 million and $298.2 million of the total outstanding debt was fixed-rate debt and $192.9 million and $169.3 million was variable-rate debt, respectively. Based on the Company’s variable rate debt balances as of December 31, 2006, interest expense, before capitalization to projects under development, would have increased by approximately $2.0 million in 2006 if short-term interest rates were 1% higher.

The following table summarizes the Company’s market risk associated with notes payable as of December 31, 2006. The information presented below should be read in conjunction with Note 4 of the consolidated financial statements included in this Annual Report on Form 10-K. The Company did not have a significant level of notes receivable at either December 31, 2006 or 2005, and the table does not include information related to notes receivable. The table presents scheduled principal repayments and related weighted average interest rates by expected year of maturity.

	Expected Year of Maturity
	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value
	($ in thousands)

Notes Payable:
Fixed Rate	$24,675	$13,240	$5,211	$23,829	$39,161	$16,133	$122,249	$120,168
Average Interest Rate	7.75%	7.27%	8.29%	8.17%	7.10%	5.66%	7.32%	—
Variable Rate	$—	$—	$—	$192,900	$—	$—	$192,900	$192,900
Average Interest Rate(1)	—	—	—	6.12%	—	—	6.12%	—

(1)	Interest rates on variable rate notes payable are equal to the variable rates in effect on December 31, 2006.

Item 8.  Financial Statements and Supplementary Data

The Consolidated Financial Statements, Notes to Consolidated Financial Statements and Reports of Independent Registered Public Accounting Firm are incorporated herein on pages F-1 through F-43.

The following Selected Quarterly Financial Information (Unaudited) for the years ended December 31, 2006 and 2005 should be read in conjunction with the Consolidated Financial Statements and notes thereto included herein ($ in thousands, except per share amounts):

	Quarters
	First	Second	Third	Fourth
	(Unaudited)

2006:
Revenues	$44,886	$49,922	$33,104	$41,949
Income from unconsolidated joint ventures	12,123	8,404	142,355	10,201
Gain on sale of investment properties, net of applicable income tax provision	805	61	244	1,902
Income from continuing operations	11,440	2,319	123,456	9,019
Discontinued operations	768	(1,990)	54,811	32,868
Net income	12,208	329	178,267	41,887
Net income (loss) available to common stockholders	8,395	(3,483)	174,455	38,074
Basic income (loss) from continuing operations per common share	0.15	(0.03)	2.36	0.10
Basic net income (loss) per common share	0.17	(0.07)	3.45	0.74
Diluted income (loss) from continuing operations per common share	0.15	(0.03)	2.28	0.10
Diluted net income (loss) per common share	0.16	(0.07)	3.33	0.72

	Quarters
	First	Second	Third	Fourth
	(Unaudited)

2005:
Revenues	$27,985	$31,570	$44,875	$45,588
Income from unconsolidated joint ventures	5,175	5,608	10,008	20,164
Gain on sale of investment properties, net of applicable income tax provision	6,827	5,578	796	2,532
Income from continuing operations	8,742	9,714	12,102	15,848
Discontinued operations	596	564	1,633	542
Net income	9,338	10,278	13,735	16,390
Net income available to common stockholders	5,525	6,466	9,923	12,577
Basic income from continuing operations per common share	0.10	0.12	0.17	0.24
Basic net income per common share	0.11	0.13	0.20	0.25
Diluted income from continuing operations per common share	0.10	0.12	0.15	0.23
Diluted net income per common share	0.11	0.13	0.19	0.24

Note:  The above per share quarterly information may not sum to full year per share numbers due to rounding.

Certain components of quarterly net income (loss) available to common stockholders disclosed above differ from those as reported on the Company’s respective quarterly reports on Form 10-Q. As discussed in Notes 2 and 9 to the Consolidated Financial Statements included in Item 8 herein, gains and losses from the disposition of certain real estate assets and the related historical operating results were reclassified as Discontinued Operations for all periods presented. Additionally, as discussed in Note 2 to the Consolidated Financial Statements included in Item 8 herein, reimbursements from our third party management business and joint ventures which we manage have been reclassified to reflect reimbursements and expenses on a gross basis for all periods presented.

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

As of the end of the period covered by this annual report, we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer along with the Chief Financial Officer, of the effectiveness, design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based upon the foregoing, the Chief Executive Officer along with the Chief Financial Officer concluded that our disclosure controls and procedures are effective at providing reasonable assurance that all material information required to be included in our Exchange Act reports is reported in a timely manner. In addition, based on such evaluation we have identified no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Management on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management, under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. The framework on which the assessment was based is described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, we concluded that we maintained effective internal control over financial reporting as of December 31, 2006.

Management’s assessment of the effectiveness of our internal control over financial reporting has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Cousins Properties Incorporated:

We have audited management’s assessment, included in the accompanying Report of Management on Internal Control Over Financial Reporting that Cousins Properties Incorporated and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and consolidated financial statement schedule as of and for the year ended December 31, 2006 of the Company and our report dated February 28, 2007 expressed an unqualified opinion on those consolidated financial statements and consolidated financial statement schedule and includes explanatory paragraphs relating to the adoption of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment on January 1, 2006, and the adoption of SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements on December 31, 2006.

/s/  DELOITTE & TOUCHE LLP
Atlanta, Georgia
February 28, 2007

Item 9B.  Other Information

None.

PART III

Item 10.  Directors and Executive Officers and Corporate Governance

The information required by Items 401 and 405 of Regulation S-K is presented in Item X in Part I above and is included under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement relating to the 2007 Annual Meeting of the Registrant’s Stockholders, and is incorporated herein by reference. The Company has a Code of Business Conduct and Ethics (the “Code”) applicable to its Board of Directors and all of its employees. The Code is publicly available on the “Investor Relations” page of its Web site at www.cousinsproperties.com. Section 1 of the Code applies to the Company’s senior executive and financial officers and is a “code of ethics” as defined by applicable SEC rules and regulations. If the Company makes any amendments to the Code other than technical, administrative or other non-substantive amendments, or grants any waivers, including implicit waivers, from a provision of the Code to the Company’s senior executive or financial officers, the Company will disclose on its Web site the nature of the amendment or waiver, its effective date and to whom it applies. The Company did make an amendment to its Code in 2005, as noted on its Web site.

Item 11.  Executive Compensation

The information under the captions “Executive Compensation” (other than the Committee Report on Compensation) and “Compensation of Directors” in the Proxy Statement relating to the 2007 Annual Meeting of the Registrant’s Stockholders is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information under the captions “Beneficial Ownership of Common Stock” and “Equity Compensation Plan Information” in the Proxy Statement relating to the 2007 Annual Meeting of the Registrant’s Stockholders is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information under the caption “Certain Transactions” in the Proxy Statement relating to the 2007 Annual Meeting of the Registrant’s Stockholders is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services

The information under the caption “Summary of Fees to Independent Registered Public Accounting Firm for Fiscal 2006 and 2005” in the Proxy Statement relating to the 2007 Annual Meeting of the Registrant’s Stockholders is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) 1. Financial Statements

A. The following Consolidated Financial Statements of the Registrant, together with the applicable Report of Independent Registered Public Accounting Firm, are filed as a part of this report:

2. Financial Statement Schedule

The following financial statement schedule for the Registrant is filed as a part of this report:

Page Numbers

A.	Schedule III- Real Estate and Accumulated Depreciation — December 31, 2006	S-1 through S-5

NOTE:  Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

(b) Exhibits

3.1	Restated and Amended Articles of Incorporation of the Registrant, as amended December 15, 2005, filed as Exhibit 3(a)(i) to the Registrant’s Form 10-K for the year ended December 31, 2005, and incorporated herein by reference.
3.2	By-laws of Registrant, as amended April 29, 1993, filed as Exhibit 3.2 in the Registrant’s Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference.
4(a)	Dividend Reinvestment Plan as restated as of March 27, 1995, filed in the Registrant’s Form S-3 dated March 27, 1995, and incorporated herein by reference.
10(a)(i)*	Cousins Properties Incorporated 1989 Stock Option Plan, as renamed the 1995 Stock Incentive Plan and approved by the Stockholders on May 6, 1996, filed as Exhibit 4.1 to the Registrant’s Form S-8 dated December 1, 2004, and incorporated herein by reference.
10(a)(ii)*	Cousins Properties Incorporated 1999 Incentive Stock Plan, as amended and restated, approved by the Stockholders on May 9, 2006, filed as Annex B to the Registrant’s Proxy Statement dated April 4, 2006, and incorporated herein by reference.
10(a)(iii)*	Cousins Properties Incorporated 2005 Restricted Stock Unit Plan, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 9, 2005, and incorporated herein by reference.
10(a)(iv)*	Amendment No. 1 to Cousins Properties Incorporated 2005 Restricted Stock Unit Plan, filed as Exhibit 10(a)(iii) to the Registrant’s Form 10-Q for the quarter ended March 31, 2006, and incorporated herein by reference.

10(a)(v)*	Form of Restricted Stock Certificate (with Performance Criteria), filed as Exhibit 10(a)(iv) to the Registrant’s Form 10-Q for the quarter ended March 31, 2006, and incorporated herein by reference.
10(a)(vi)*	Cousins Properties Incorporated 1999 Incentive Stock Plan — Form of Key Employee Non-Incentive Stock Option and Stock Appreciation Right Certificate, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 11, 2006 and incorporated herein by reference.
10(a)(vii)*	Cousins Properties Incorporated 1999 Incentive Stock Plan — Form of Key Employee Incentive Stock Option and Stock Appreciation Right Certificate, filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated December 11, 2006 and incorporated herein by reference.
10(a)(viii)*	Cousins Properties Incorporated 2005 Restricted Stock Unit Plan — Form of Restricted Stock Unit Certificate, filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated December 11, 2006 and incorporated herein by reference.
10(a)(ix)*	Amendment No. 2 to the Cousins Properties Incorporated 2005 Restricted Stock Unit Plan, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 18, 2006, and incorporated herein by reference.
10(a)(x)*	Cousins Properties Incorporated 2005 Restricted Stock Unit Plan — Form of Restricted Stock Unit Certificate for Directors, filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on August 18, 2006, and incorporated herein by reference.
10(b)(i)*	Cousins Properties Incorporated Profit Sharing Plan, as amended and restated effective as of January 1, 2002, filed as Exhibit 10(b)(i) to the Registrant’s Form 10-K for the year ended December 31, 2002, and incorporated herein by reference.
10(b)(ii)*	Cousins Properties Incorporated Profit Sharing Trust Agreement effective as of January 1, 1991, filed as Exhibit 10(b)(ii) to the Registrant’s Form 10-K for the year ended December 31, 2002, and incorporated herein by reference.
10(d)	Cousins Properties Incorporated Stock Plan for Outside Directors, as approved by the Stockholders on April 29, 1997, filed as Exhibit 10(d) to the Registrant’s Form 10-K for the year ended December 31, 2002, and incorporated herein by reference.
10(e)	Amended and Restated Credit Agreement, dated as of March 7, 2006 among Cousins Properties Incorporated as Principal Borrower; The Consolidated Entities of the Borrower from time to time designated by the Borrower as Co-Borrowers hereunder, collectively, with the Borrower, as the Borrower Parties; The Consolidated Entities of the Borrower from time to time party hereto, as the Guarantors; Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer; Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager; Commerzbank AG, New York Branch, as Syndication Agent; PNC Bank, National Association and Wells Fargo Bank, as Documentation Agents; Wachovia Bank National Association, as Managing Agent and the Other Lenders Party hereto, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 13, 2006, and incorporated herein by reference.
10(f)	Construction Facility Credit Agreement, dated as of March 7, 2006 among Cousins Properties Incorporated as Borrower; The Consolidated Entities of the Borrower from time to time party hereto, as the Guarantors; Bank of America, N.A., as Administrative Agent; Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager; Commerzbank AG, New York Branch, as Syndication Agent; PNC Bank, National Association and Wells Fargo Bank, as Documentation Agents; Wachovia Bank National Association, as Managing Agent and the Other Lenders Party hereto, filed as Exhibit 10.2 to the Registrants Current Report on Form 8-K filed on March 13, 2006, and incorporated herein by reference.
10(g)	Contribution and Formation Agreement by and between Cousins Properties Incorporated, CP Venture Three LLC and The Prudential Insurance Company of America, including Exhibit U thereto, filed as Exhibit 10.1 to the Registrant’s Form 8-K filed on May 4, 2006, and incorporated herein by reference.
10(h)	First Amendment to Contribution and Formation Agreement by and between Cousins Properties Incorporated, CP Venture Three LLC and The Prudential Insurance Company of America, dated June 16, 2006, filed as Exhibit 10.1 to the Registrant’s Form 8-K filed on June 19, 2006, and incorporated herein by reference.

10(i)	Purchase and Sale Agreement between Cousins Properties Texas LP and TX-Frost Tower Limited Partnership with respect to Frost Bank Tower, Austin, Texas, dated August 2, 2006, filed as exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 19, 2006, and incorporated herein by reference.
10(j)	Purchase and Sale Agreement between CPI 191 LLC and GA-191 Peachtree, L.L.C. with respect to 191 Peachtree Street, Atlanta, Georgia, dated August 2, 2006, filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on September 19, 2006, and incorporated herein by reference.
10(k)	Purchase and Sale Agreement between CSC Associates, L.P. and BentleyForbes Acquisitions, LLC with respect to Bank of America Plaza, Atlanta, Georgia, dated July 14, 2006; First Amendment to Purchase and Sale Agreement dated August 3, 2006; and Reinstatement and Second Amendment to Purchase and Sale Agreement dated August 11, 2006, all filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 4, 2006, and incorporated herein by reference.
11	Computation of Per Share Earnings. Data required by SFAS No. 128, “Earnings Per Share,” is provided in Note 2 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K and incorporated herein by reference.
12**	Statement Regarding Computation of Earnings to Combined Fixed Charges and Preferred Dividends.
21**	Subsidiaries of the Registrant.
23**	Consent of Independent Registered Public Accounting Firm.
31.1**	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan or arrangement.

**	Filed herewith.

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

Dated: February 28, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Capacity	Date

/s/ Thomas D. Bell, Jr. Thomas D. Bell, Jr.	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	February 28, 2007

/s/ James A. Fleming James A. Fleming	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 28, 2007

/s/ John D. Harris, Jr. John D. Harris, Jr.	Senior Vice President, Chief Accounting Officer and Assistant Secretary (Principal Accounting Officer)	February 28, 2007

/s/ Erskine B. Bowles Erskine B. Bowles	Director	February 28, 2007

/s/ Richard W. Courts, II Richard W. Courts, II	Director	February 28, 2007

/s/ Lillian C. Giornelli Lillian C. Giornelli	Director	February 28, 2007

/s/ S. Taylor Glover S. Taylor Glover	Director	February 28, 2007

/s/ James H. Hance, Jr. James H. Hance, Jr.	Director	February 28, 2007

Signature	Capacity	Date

/s/ William B. Harrison William B. Harrison	Director	February 28, 2007

/s/ Boone A. Knox Boone A. Knox	Director	February 28, 2007

/s/ William Porter Payne William Porter Payne	Director	February 28, 2007

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Cousins Properties Incorporated

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Cousins Properties Incorporated:

We have audited the accompanying consolidated balance sheets of Cousins Properties Incorporated and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ investment, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and consolidated financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As described in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share Based Payment, on January 1, 2006, based on the modified prospective application transition method.

Also as described in Note 2 to the consolidated financial statements, the Company adopted SEC Staff Accounting Bulletin 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, on December 31, 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  DELOITTE & TOUCHE LLP

Atlanta, Georgia
February 28, 2007

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,
	2006	2005

ASSETS
PROPERTIES:
Operating properties, net of accumulated depreciation of $115,723 and $158,700 in 2006 and 2005, respectively	$472,375	$572,466
Operating properties held-for-sale	1,470	—
Land held for investment or future development	101,390	62,059
Projects under development	300,382	241,711
Residential lots under development	27,624	11,577

Total properties	903,241	887,813
CASH AND CASH EQUIVALENTS	11,538	9,336
RESTRICTED CASH	2,824	3,806
NOTES AND OTHER RECEIVABLES, net of allowance for doubtful accounts of $501 and $781 in 2006 and 2005, respectively	32,138	40,014
INVESTMENT IN UNCONSOLIDATED JOINT VENTURES	181,918	217,232
OTHER ASSETS	65,094	30,073

TOTAL ASSETS	$1,196,753	$1,188,274

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
NOTES PAYABLE	$315,149	$467,516
ACCOUNTS PAYABLE AND ACCRUED LIABILITIES	55,538	55,791
DEFERRED GAIN	154,104	5,951
DEPOSITS AND DEFERRED INCOME	2,062	2,551

TOTAL LIABILITIES	526,853	531,809
MINORITY INTERESTS	43,985	24,185
COMMITMENTS AND CONTINGENT LIABILITIES
STOCKHOLDERS’ INVESTMENT:
Preferred stock, 20,000,000 shares authorized, $1 par value:
7.75% Series A cumulative redeemable preferred stock, $25 liquidation preference; 4,000,000 shares issued and outstanding	100,000	100,000
7.50% Series B cumulative redeemable preferred stock, $25 liquidation preference; 4,000,000 shares issued and outstanding	100,000	100,000
Common stock, $1 par value, 150,000,000 shares authorized, 54,439,310 and 53,357,151 shares issued in 2006 and 2005, respectively	54,439	53,357
Additional paid-in capital	336,974	321,747
Treasury stock at cost, 2,691,582 shares	(64,894)	(64,894)
Unearned compensation	—	(8,495)
Cumulative undistributed net income	99,396	130,565

TOTAL STOCKHOLDERS’ INVESTMENT	625,915	632,280

TOTAL LIABILITIES AND STOCKHOLDERS’ INVESTMENT	$1,196,753	$1,188,274

See notes to consolidated financial statements.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Years Ended December 31,
	2006	2005	2004

REVENUES:
Rental property revenues	$90,305	$79,223	$84,384
Fee income	35,465	35,198	29,704
Multi-family residential unit sales	23,134	11,233	—
Residential lot and outparcel sales	17,284	21,933	16,700
Interest and other	3,673	2,431	4,660

	169,861	150,018	135,448
COSTS AND EXPENSES:
Rental property operating expenses	36,103	30,173	28,389
General and administrative expenses	58,592	55,819	46,929
Depreciation and amortization	32,415	27,289	30,115
Multi-family residential unit cost of sales	19,403	9,405	—
Residential lot and outparcel cost of sales	12,751	16,404	12,007
Interest expense	11,119	9,094	14,623
Loss on extinguishment of debt	18,207	—	—
Other	2,809	1,322	1,948

	191,399	149,506	134,011

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE TAXES, MINORITY INTEREST AND INCOME FROM UNCONSOLIDATED JOINT VENTURES	(21,538)	512	1,437
PROVISION FOR INCOME TAXES FROM OPERATIONS	(4,193)	(7,756)	(2,744)
MINORITY INTEREST IN INCOME OF CONSOLIDATED SUBSIDIARIES	(4,130)	(3,037)	(1,417)
INCOME FROM UNCONSOLIDATED JOINT VENTURES	173,083	40,955	204,493

INCOME FROM CONTINUING OPERATIONS BEFORE GAIN ON SALE OF INVESTMENT PROPERTIES	143,222	30,674	201,769
GAIN ON SALE OF INVESTMENT PROPERTIES, NET OF APPLICABLE INCOME TAX PROVISION	3,012	15,733	118,056

INCOME FROM CONTINUING OPERATIONS	146,234	46,407	319,825
DISCONTINUED OPERATIONS, NET OF APPLICABLE INCOME TAX PROVISION:
Income (loss) from discontinued operations	(38)	2,297	6,032
Gain on sale of investment properties, net of minority interest	86,495	1,037	81,927

	86,457	3,334	87,959

NET INCOME	232,691	49,741	407,784
DIVIDENDS TO PREFERRED STOCKHOLDERS	(15,250)	(15,250)	(8,042)

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$217,441	$34,491	$399,742

PER SHARE INFORMATION — BASIC:
Income from continuing operations	$2.58	$0.62	$6.36
Income from discontinued operations	1.71	0.07	1.80

Basic net income available to common stockholders	$4.29	$0.69	$8.16

PER SHARE INFORMATION — DILUTED:
Income from continuing operations	$2.49	$0.60	$6.11
Income from discontinued operations	1.65	0.06	1.73

Diluted net income available to common stockholders	$4.14	$0.66	$7.84

CASH DIVIDENDS DECLARED PER COMMON SHARE	$4.88	$1.48	$8.63

WEIGHTED AVERAGE SHARES	50,655	49,989	49,005

DILUTED WEIGHTED AVERAGE SHARES	52,513	51,747	51,016

See notes to consolidated financial statements.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ INVESTMENT
Years Ended December 31, 2006, 2005 and 2004
(In thousands, except share amounts)

			Additional			Cumulative
	Preferred	Common	Paid-In	Treasury	Unearned	Undistributed
	Stock	Stock	Capital	Stock	Compensation	Net Income	Total

Balance, December 31, 2003	$100,000	$51,527	$298,542	$(64,894)	$(5,803)	$199,405	$578,777
Net income, 2004						407,784	407,784
Preferred stock issued pursuant to 4,000,000 share Series B stock offering, net of expenses	100,000		(3,529)				96,471
Common stock issued pursuant to:
Exercise of options and director stock plan		1,062	8,058				9,120
Restricted stock grant and related amortization, net of forfeitures		195	5,876		(4,357)		1,714
Income tax benefit from stock options			2,996				2,996
Preferred dividends paid						(7,750)	(7,750)
Common dividends paid						(429,362)	(429,362)

Balance, December 31, 2004	200,000	52,784	311,943	(64,894)	(10,160)	170,077	659,750
Net income, 2005						49,741	49,741
Common stock issued pursuant to:
Exercise of options and director stock plan		522	7,025				7,547
Restricted stock grant and related amortization, net of forfeitures		51	1,416		1,665		3,132
Gain on stock issuance at equity method investee			354				354
Income tax benefit from stock options			1,009				1,009
Preferred dividends paid						(14,604)	(14,604)
Common dividends paid						(74,649)	(74,649)

Balance, December 31, 2005 — As previously reported	200,000	53,357	321,747	(64,894)	(8,495)	130,565	632,280
Cumulative effect of adjustments resulting from the adoption of Staff Accounting Bulletin No. 108						2,354	2,354

Balance December 31, 2005 — As adjusted	200,000	53,357	321,747	(64,894)	(8,495)	132,919	634,634
Net income, 2006						232,691	232,691
Transfer of unearned compensation to additional paid-in capital			(8,495)		8,495		—
Common stock issued pursuant to:
Exercise of options and director stock plan		1,189	16,717				17,906
Shares withheld for taxes related to stock grants		(90)	(3,135)				(3,225)
Amortization of stock options and restricted stock, net of forfeitures		(17)	7,044				7,027
Gain on stock issuance at equity method investee			453				453
Income tax benefit from stock-based compensation			2,643				2,643
Preferred dividends paid						(15,250)	(15,250)
Common dividends paid						(250,964)	(250,964)

Balance December 31, 2006	$200,000	$54,439	$336,974	$(64,894)	$—	$99,396	$625,915

See notes to consolidated financial statements.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)

	Years Ended December 31,
	2006	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$232,691	$49,741	$407,784
Adjustments to reconcile net income to net cash flows provided by operating activities:
Gain on sale of investment properties, net of income tax provision	(89,507)	(16,770)	(199,983)
Loss on extinguishment of debt	18,207	—	—
Depreciation and amortization	43,690	36,586	42,529
Amortization of deferred financing costs	1,938	1,275	1,645
Stock-based compensation expense	7,044	3,132	1,714
Effect of recognizing rental revenues on a straight-line or market basis	(1,372)	(4,220)	2,777
Income from unconsolidated joint ventures in excess of operating distributions	(3,602)	(6,008)	—
Residential lot, outparcel and multi-family cost of sales	31,566	23,794	11,393
Residential lot, outparcel and multi-family acquisition and development expenditures	(32,697)	(16,305)	(9,429)
Income tax benefit from stock options	(2,643)	1,009	2,996
Minority interest in income	5,287	3,037	1,417
Changes in other operating assets and liabilities:
Change in other receivables	11,470	(17,052)	(3,257)
Change in accounts payable and accrued liabilities	4,210	(1,143)	(3,062)

Net cash provided by operating activities	226,282	57,076	256,524

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from investment property sales	299,389	35,758	537,477
Proceeds from venture formation accounted for as a sale	297,295	—	—
Property acquisition and development expenditures	(460,913)	(256,428)	(174,512)
Investment in unconsolidated joint ventures	(23,747)	(33,910)	(27,754)
Distributions from unconsolidated joint ventures in excess of income	87,144	29,615	43,039
Proceeds from (investment in) notes receivable	(1,283)	7,984	(8,250)
Change in other assets, net	(20,866)	3,250	(3,805)
Change in restricted cash	982	(1,520)	2,473

Net cash provided by (used in) investing activities	178,001	(215,251)	368,668

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of credit and construction facilities	(1,396,136)	(625,349)	(435,150)
Borrowings under credit and construction facilities	1,431,001	783,384	435,150
Payment of loan issuance costs	(2,151)	(437)	(2,628)
Defeasance costs paid	(15,443)	—	—
Repayment of other notes payable or construction loans	(161,886)	(24,273)	(195,695)
Proceeds from other notes payable or construction loans	11,481	28,920	—
Common stock issued, net of expenses	14,664	7,547	9,120
Income tax benefit from stock options	2,643	—	—
Common dividends paid	(250,964)	(74,649)	(429,362)
Preferred stock issued, net of issuance costs	—	—	96,471
Preferred dividends paid	(15,250)	(14,604)	(7,750)
Contributions from minority partners	1,162	—	—
Distributions to minority partners	(21,202)	(2,518)	(18,919)

Net cash provided by (used in) financing activities	(402,081)	78,021	(548,763)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,202	(80,154)	76,429
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	9,336	89,490	13,061

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$11,538	$9,336	$89,490

See notes to consolidated financial statements.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND BASIS OF PRESENTATION

Organization:  Cousins Properties Incorporated (“Cousins”), a Georgia corporation, is a self-administered and self-managed real estate investment trust (“REIT”). Cousins Real Estate Corporation and its subsidiaries (“CREC”) is a taxable entity wholly-owned by and consolidated with Cousins. CREC owns, develops, and manages its own real estate portfolio and performs certain real estate related services for other parties.

Description of Business:  Cousins, CREC and their subsidiaries (collectively, the “Company”) actively invest in office, multi-family, retail, industrial and land development projects. As of December 31, 2006, the Company’s portfolio consisted of interests in 7.2 million square feet of office space, 4.2 million square feet of retail space, 2.0 million square feet of industrial space, a 529-unit for-sale multi-family project under development, interests in 24 residential communities under development, over 9,000 acres of strategically located land tracts held for investment or future development, and significant land holdings for development of single-family residential communities. The Company also provides leasing and management services to third-party investors; its client-services portfolio comprises 14.8 million square feet of office and retail space.

Basis of Presentation:  The Consolidated Financial Statements include the accounts of Cousins, its consolidated partnerships and wholly owned subsidiaries and CREC and its consolidated subsidiaries.

The Company evaluates all partnership interests or other variable interests to determine if the venture is a variable interest entity (“VIE”), as defined in Financial Accounting Standards Board (“FASB”) Interpretation No. 46R. If a venture is a VIE and the Company is determined to be the primary beneficiary, the Company consolidates the assets, liabilities and results of operations of the VIE.

In December 2006, the Company formed a joint venture with Callaway Gardens Resorts, Inc. for the development of residential lots within the Callaway Gardens Resort. The joint venture is considered a VIE, and the Company was determined to be the primary beneficiary. As of December 31, 2006, the VIE has total assets of $1.6 million, which are consolidated in the Consolidated Balance Sheet at December 31, 2006.

Additionally, the Company holds a 50% ownership interest in Charlotte Gateway Village, LLC (“Gateway”), a VIE which owns and operates an office building complex in Charlotte, North Carolina. The Company determined it is not the primary beneficiary. The Company’s investment in Gateway was $10.5 million at December 31, 2006, which is its maximum exposure. See Note 6 for further discussion of Gateway.

For entities that are not considered VIEs, the Company uses Statement of Financial Accounting Standards (“SFAS”) No. 94, “Consolidation of All Majority-Owned Subsidiaries,” Accounting Research Bulletin (“ARB”) No. 51, “Consolidated Financial Statements,” and Emerging Issues Task Force (“EITF”) No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” to determine the appropriate consolidation and presentation. A description of the Company’s investments accounted for under the equity method is included in Note 6.

The Company recognizes Minority Interest on its Consolidated Balance Sheets for non-wholly owned entities that the Company consolidates. The minority partner’s share of current operations is reflected in Minority Interest in Income of Consolidated Subsidiaries on the Consolidated Statements of Income.

2.	SIGNIFICANT ACCOUNTING POLICIES

Long-Lived Assets

Cost Capitalization:  Costs related to planning, developing, leasing and constructing a property are capitalized and classified with Properties in the Consolidated Balance Sheets, in accordance with SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects.” Costs for development personnel who work directly on projects under construction are capitalized during the construction period. An estimate of time is obtained directly from such personnel and the Company applies a percentage of their actual salaries plus an estimate

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of payroll-related benefits to each project under construction based on time spent on each such project. Interest is capitalized to qualifying assets under development in accordance with SFAS No. 34, “Capitalization of Interest Costs,” and SFAS No. 58, “Capitalization of Interest Cost in Financial Statements That Include Investments Accounted for by the Equity Method.” The Company capitalizes interest on average accumulated expenditures outstanding during a period on qualifying projects based first on interest incurred on specific project debt, if any, and next using the weighted average interest rate for non-project specific debt. The amount of interest capitalized does not exceed the actual interest incurred by the Company during any period presented. Interest is also capitalized to investments accounted for under the equity method when the investee has property under development with a carrying value in excess of the investee’s borrowings. To the extent that there is debt at the venture during the construction period, the venture capitalizes interest using the specifics of that debt.

Interest, real estate taxes and operating expenses of properties are also capitalized based on the percentage of the project available for occupancy from the date a project receives its certificate of occupancy, to the earlier of the date on which the project achieves 95% economic occupancy or one year thereafter.

Leasing costs capitalized include commissions paid to outside brokers and outside legal costs to negotiate and document a lease agreement. These costs are capitalized as a cost of the tenant’s lease and amortized over the related lease term. Internal leasing costs are capitalized utilizing guidance in SFAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.” Leasing personnel are queried monthly, and the Company capitalizes their compensation and payroll-related fringe benefits directly related to time spent performing initial direct leasing activities.

Impairment:  Long-lived assets include property, goodwill and other assets which are held and used by an entity. The Company evaluates the carrying value of its long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” Management reviews the carrying value of long-lived assets for the existence of any other-than-temporary indicators of impairment. For long-lived assets other than goodwill, the Company recognizes impairment losses, if any, on held for use assets when the fair value, calculated as the expected undiscounted future operating cash flows derived from such assets, are less than their carrying value. In such cases, the carrying value of the long-lived asset is reduced to its fair value. Additionally, the Company recognizes impairment losses if the fair value of a property held for sale, as defined in SFAS No. 144, net of selling costs, is less than its carrying value. The Company ceases depreciation of a property when it is categorized as held for sale. The Company has recorded no such impairment losses within its consolidated entities during 2006, 2005 or 2004. The accounting for long-lived assets is the same at the Company’s unconsolidated joint ventures, one of which recorded an impairment loss in 2004 on a held for sale property (see Note 6  — CP Venture LLC and CP Venture Two LLC). No impairment losses were recorded by the Company’s unconsolidated joint ventures in 2005 or 2006.

The Company evaluates the carrying value of its investments in unconsolidated joint ventures in accordance with Accounting Principles Board (“APB”) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” The Company utilizes a discounted cash flow analysis and evaluates the results of that calculation to determine if an other-than-temporary impairment exists. The Company concluded that it did not have an impairment in any of its investments in joint ventures in 2006, 2005 or 2004.

The Company evaluates the carrying value of its goodwill in accordance with SFAS No. 142. The Company records no amortization of goodwill, but it is tested annually, at the same time each year (or at any point during the year if indicators of impairment exists), for impairment using a discounted cash flow analysis. For all periods presented, the tests for impairment of goodwill did not result in any impairment. The goodwill relates entirely to the office reporting unit. As office assets are sold, either by the Company or at its joint ventures, goodwill is allocated to the cost of each sale.

Acquisition of Operating Properties:  The Company allocates the purchase price of operating properties acquired to land, building, tenant improvements and identifiable intangible assets and liabilities based upon relative

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fair values at the date of acquisition in accordance with SFAS No. 141, “Accounting for Business Combinations.” The Company assesses fair value based on estimated cash flow projections that utilize appropriate discount and/or capitalization rates, as well as available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known and anticipated trends, and market and economic conditions. The values assigned to the tangible assets of an acquired property are based on the market values for land and tenant improvements and an analysis of the fair value of the building as if it were vacant. Intangible assets can consist of above or below market tenant and ground leases, customer relationships or the value of in-place leases. The values of the above and below market tenant and ground leases are recorded within Other Assets or Accounts Payable and Accrued Liabilities, in the Consolidated Balance Sheets. Above or below market tenant leases are amortized into rental revenues over the individual remaining lease terms, and above or below market ground leases are amortized into ground rent expense over the remaining term of the associated lease. The value associated with in-place leases is recorded in Other Assets and amortized to depreciation and amortization expense over the expected term (see Note 10 for further detail on Intangible Assets). On operating properties it has acquired to date, the Company has not recorded any value to customer relationships. Tangible assets acquired are depreciated using the methodology detailed below in the Depreciation and Amortization section.

Depreciation and Amortization:  Real estate assets are stated at the lower of fair value or depreciated cost. Buildings are depreciated over their estimated useful lives, which approximates 15-40 years depending upon a number of factors including whether the building was developed or acquired and the condition of the building upon acquisition. Furniture, fixtures and equipment are depreciated over their estimated useful lives of three to five years. Tenant improvements, leasing costs and leasehold improvements are amortized over the term of the applicable leases or the estimated useful life of the assets, whichever is shorter. Deferred expenses are amortized over the period of estimated benefit. The Company uses the straight-line method for all depreciation and amortization.

Discontinued Operations:  SFAS No. 144 also requires that assets and liabilities of held for sale properties be separately categorized on the Consolidated Balance Sheet in the period that they are deemed to be held for sale. The Company separately classified the cost basis of five ground leased outparcels in suburban Atlanta, Georgia, which were under contract for sale, to Property Held for Sale in the Consolidated Balance Sheet as of December 31, 2006. The Company had no properties classified as held for sale at December 31, 2005. Also, in accordance with SFAS No. 144, the Company records gains and losses from the disposition of certain real estate assets and the related historical operating results in a separate section, Discontinued Operations, in the Consolidated Statements of Income for all periods presented. The Company considers operating properties sold or held for sale to be discontinued operations if the Company has no significant continuing involvement, as evaluated under EITF No. 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations.”

Revenue Recognition

Fee Income:  Development and leasing fees are recognized when earned in accordance with Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements.” Development and leasing fees received from unconsolidated joint ventures and related salaries and other direct costs incurred by the Company are recognized as income and expense based on the percentage of the joint venture which the Company does not own. Correspondingly, the Company adjusts Investment in Unconsolidated Joint Ventures when fees are paid to the Company by a joint venture in which the Company has an ownership interest.

Under management agreements, the Company receives management fees, as well as expense reimbursements, which are comprised primarily of on-site personnel salaries and benefits, from third party property owners and joint venture properties, in which the Company has an ownership interest. The Company expenses salaries and other direct costs related to these management agreements. Management fees and expense reimbursements are recorded in Fee Income on the Consolidated Statements of Income in the same period as the related expenses are incurred, in accordance with EITF No. 99-19 “Reporting Revenue Gross as a Principal versus Net as an Agent” (“EITF 99-19”).

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reimbursements from third party and unconsolidated joint venture management contracts were $16.1 million, $15.1 million and $13.2 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Rental Property Revenues:  In accordance with SFAS No. 13, “Accounting for Leases,” income on leases which include scheduled increases in rental rates over the lease term (other than scheduled increases based on the Consumer Price Index) and/or periods of free rent is recognized on a straight-line basis. The Company recognizes revenues for recoveries from tenants of operating expenses the Company paid on the tenant’s behalf. These operating expenses include items such as real estate taxes, insurance and other property operating costs. During 2006, 2005 and 2004, the Company recognized $13.3 million, $10.9 million and $10.8 million, respectively, in revenues for recoveries from tenants.

The Company makes valuation adjustments to all tenant-related revenue based upon the tenant’s credit and business risk. The Company generally suspends the accrual of income on specific tenants where rental payments or reimbursements are delinquent 90 days or more.

Residential Lot Sales:  Sales and related cost of sales of developed lots to homebuilders are recognized in accordance with the full accrual method as outlined in SFAS No. 66, “Accounting for Sales of Real Estate.” If a substantial continuing obligation exists related to the sale or any other criteria for the full accrual method is not met, the Company would use the percentage of completion method to recognize revenues on lot sales.

Multi-Family Residential Sales:  Sales and related cost of sales of multi-family residential units are recognized in accordance with SFAS No. 66. Individual unit sales that meet the criteria in paragraph 37 of SFAS No. 66 are accounted for under the percentage of completion method. The Company recognizes profits on multi-family residential unit sales under the percentage of completion method when, among other factors, (1) construction is beyond a preliminary stage, which usually coincides with completion of the building’s foundation and (2) buyers make sufficient non-refundable deposits under their contracts (5% of the sales price for primary residences and 10% of the sales price for secondary residences is generally considered sufficient). Sales and related cost of sales for all other unit sales are recognized as deposits until all criteria for sales recognition under SFAS No. 66 are met.

In November 2006, the FASB ratified the consensus in EITF No. 06-08, “Applicability of the Assessment of a Buyer’s Continuing Investment under FASB Statement No. 66, Accounting for Sales of Real Estate, for Sales of Condominiums” (“EITF 06-08”), which provides guidance for determining the adequacy of a buyer’s continuing investment and the appropriate profit recognition in the sale of individual units in a condominium project. EITF 06-08 requires that companies evaluate the adequacy of a buyer’s continuing investment in recognizing condominium revenues on the percentage of completion method by applying paragraph 12 of Statement No. 66 to the level and timing of deposits received on contracts for condominium sales. This rule is effective for the Company on January 1, 2008, although earlier adoption is permitted. The Company does not anticipate the impact of adopting EITF 06-08 will have a material effect on its financial position or results of operations for current projects, but anticipates that the accounting under EITF 06-08 will have a material effect on the timing of revenue recognition for any future multi-family residential projects the Company undertakes.

Gain on Sale of Investment Properties:  The Company recognizes gain on sale of investment properties in accordance with the provisions of SFAS No. 66. SFAS No. 66 requires that the sale be consummated, the buyer’s initial and continuing investment be adequate to demonstrate commitment to pay, any receivable obtained not be subject to future subordination and the usual risks and rewards of ownership be transferred. SFAS No. 66 also requires that the seller not have a substantial continuing involvement with the property. If the Company has a commitment to the buyer and that commitment is a specific dollar amount, this commitment is accrued and the gain on sale that the Company recognizes is reduced. If the Company has a construction commitment to the buyer, an estimate is made of this commitment and a portion of the sale is deferred until the commitment has been fulfilled.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income Taxes

Cousins has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”). To qualify as a REIT, Cousins must distribute annually at least 90% of its adjusted taxable income, as defined in the Code, to its stockholders and satisfy certain other organizational and operating requirements. It is management’s current intention to adhere to these requirements and maintain Cousins’ REIT status. As a REIT, Cousins generally will not be subject to federal income tax at the corporate level on the taxable income it distributes to its shareholders. If Cousins fails to qualify as a REIT in any taxable year, it will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years. Cousins may be subject to certain state and local taxes on its income and property, and to federal income taxes on its undistributed taxable income.

CREC uses the liability method of accounting for income taxes. Deferred income tax assets and liabilities result from temporary differences. Temporary differences are differences between the tax bases of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future periods.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Income Tax Uncertainties” (“FIN 48”). FIN 48 defines the threshold for recognizing tax return positions in the financial statements as those which are “more-likely-than-not” to be sustained upon examination by the taxing authority. FIN 48 also provides guidance on derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties, accounting for income tax uncertainties in interim periods and the level of disclosures associated with any recorded income tax uncertainties. FIN 48 is effective January 1, 2007 for the Company. The Company does not anticipate the effect of adopting the provisions of FIN 48 will be material to its financial position or results of operations.

Stock-Based Compensation

The Company has several types of stock-based compensation plans which are described in Note 7. In December 2004, the FASB issued SFAS No. 123 (revised 2004) (“SFAS 123R”), “Share-Based Payment.” This standard requires the recognition of compensation expense for the grant-date fair value of all share-based awards granted after the date the standard is adopted, and for the fair value of the unvested portion of awards issued prior to the date the standard is adopted. The Company adopted SFAS 123R using the modified prospective method of adoption in the fiscal quarter beginning January 1, 2006. Additional disclosures related to stock-based compensation are included in Note 7. For periods prior to 2006, the Company accounted for its stock-based compensation under APB No. 25, “Accounting for Stock Issued to Employees,” and related interpretations as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation.” APB No. 25 required the recording of compensation expense for some stock-based compensation, including restricted stock, but did not require companies to record compensation expense on stock options where the exercise price was equal to the market value of the underlying stock on the date of grant. Accordingly, the Company did not record compensation expense for stock options in the Consolidated Statements of Income prior to January 1, 2006, as all stock options granted have an exercise price equal to the market value of the underlying common stock on the date of grant. Compensation expense for stock-based compensation previously expensed under APB No. 25 did not materially change under SFAS 123R.

The Company uses the Black-Scholes model to value its new stock option grants under SFAS 123R. SFAS 123R also requires the Company to estimate forfeitures in calculating the expense related to stock-based compensation. In addition, SFAS 123R requires the Company to reflect the benefits of tax deductions in excess of recognized compensation cost to be reported as both a financing cash inflow and an operating cash outflow upon adoption. The effect on operating and financing cash flows was approximately $2.6 million in 2006 related to these tax benefits. The Company adopted the transition method described in FSP FAS 123R-3, “Transition Election Related to Accounting for the Tax Effect of Share-Based Payment Awards.”

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company recognizes compensation expense arising from share-based payment arrangements (stock options, restricted stock and restricted stock units) granted to employees in general and administrative expense in the 2006 Consolidated Statements of Income over the related awards’ vesting period. A portion of share-based payment expense is capitalized to projects under development in accordance with SFAS No. 67. Compensation expense related to the adoption of SFAS 123R is shown in the “Stock Options Only” column below. Information for the Company’s share-based payment arrangements for the year ended December 31, 2006 are as follows ($ in thousands, except per share amounts):

		All Share-Based
	Stock Options Only	Compensation
	2006	2006

Expensed	$3,550	$9,983
Amounts capitalized	(997)	(2,945)
Effect on provision for income taxes	(140)	(349)

Effect on income from continuing operations and net income	$2,413	$6,689

Effect on basic earnings per share	$0.05	$0.13
Effect on diluted earnings per share	$0.05	$0.13

If the Company had applied fair value recognition provisions to options granted under the Company’s stock option plans prior to January 1, 2006, pro forma results would have been as follows for 2005 and 2004 ($ in thousands, except per share amounts):

	2005	2004

Net income available to common stockholders, as reported	$34,491	$399,742
Add: Stock-based employee compensation expense included in reported net income, net of related tax effect	2,496	1,609
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effect	(4,907)	(4,006)

Pro forma net income available to common stockholders	$32,080	$397,345

Net income per common share:
Basic — as reported	$0.69	$8.16
Basic — pro forma	$0.64	$8.11
Diluted — as reported	$0.67	$7.84
Diluted — pro forma	$0.62	$7.82

Earnings per Share (“EPS”)

Basic EPS represents net income available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted EPS represents net income available to common stockholders divided by the diluted weighted average number of common shares outstanding during the period. Diluted weighted average number of common shares is calculated to reflect the potential dilution that would occur if stock options or other contracts to issue common stock were exercised and resulted in additional common stock

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

outstanding. The income amounts used in the Company’s EPS calculations are reduced for the effect of preferred dividends and are the same for both basic and diluted EPS. Share data is as follows (in thousands):

	2006	2005	2004

Weighted-average shares-basic	50,655	49,989	49,005
Dilutive potential common shares:
Stock options	1,676	1,630	1,911
Restricted stock	182	128	100

Weighted-average shares-diluted	52,513	51,747	51,016

Anti-dilutive options at period end not included	952	871	918

Cash and Cash Equivalents and Restricted Cash

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

New Accounting Pronouncements

In addition to the new FASB pronouncement, FIN 48, previously discussed in the Income Tax section, the Securities and Exchange Commission issued SAB No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements,” in September 2006. This statement requires that registrants analyze the effect of financial statement misstatements on both their balance sheet and their income statement and contains guidance on correcting errors under this approach. The Company adopted SAB 108 on December 31, 2006 and, in accordance with the initial application provisions of SAB 108, adjusted retained earnings as of January 1, 2006. All of these adjustments were considered to be immaterial individually and in the aggregate in prior years based on the Company’s historical method of determining materiality. See Note 15 for further discussion.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements and notes. Actual results could differ from those estimates.

Reclassifications

In periods prior to 2006, the Company recorded reimbursements of salary and benefits of on-site employees pursuant to management agreements with third parties and unconsolidated joint ventures as reductions of general and administrative expenses. In 2006, the Company determined that these amounts should have been recorded as revenues in accordance with EITF No. 99-19 and, accordingly, began recording these reimbursements in Fee Income on the Consolidated Statements of Income. Prior period amounts have been revised to conform to the 2006 presentation. As a result, Fee Income and General and Administrative Expenses have increased by $15.1 million in 2005 and $13.2 million in 2004 when compared to amounts previously reported.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	NOTES AND OTHER RECEIVABLES

At December 31, 2006 and 2005, notes and other receivables included the following ($ in thousands):

	2006	2005

Notes receivable	$4,114	$2,831
Cumulative rental revenue recognized on a straight-line basis in excess of revenue accrued in accordance with lease terms (see Note 2)	7,918	9,080
Other receivables, net of allowance for doubtful accounts of $501 in 2006 and $781 in 2005 (see Note 2)	20,106	28,103

Total Notes and Other Receivables	$32,138	$40,014

Fair Value — At December 31, 2006 and 2005, the estimated fair value of the Company’s notes receivable was $4.0 million and $2.7 million, respectively, calculated by discounting future cash flows from the notes receivable at estimated rates at which similar loans would have been made at December 31, 2006 and 2005.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	NOTES PAYABLE, COMMITMENTS AND CONTINGENT LIABILITIES

The following table summarizes the terms of notes payable outstanding at December 31, 2006 and 2005 ($ in thousands):

		Term/
		Amortization
		Period	Final	December 31,
Description	Rate	(Years)	Maturity	2006	2005

Credit facility (a maximum of	LIBOR +
$400,000), unsecured	0.8% to 1.3%	4/N/A	3/07/10	$128,200	$—
Construction facility (a maximum	LIBOR +
of $100,000), unsecured	0.8% to 1.3%	4/N/A	3/07/10	64,700	—
Credit Facility (replaced by above	Floating based
facility in 2006)	on LIBOR	N/A	N/A	—	158,035
Note secured by Company’s interest in CSC Associates, L.P.	6.958%	10/20	3/01/12	—	141,125
The Avenue East Cobb mortgage note	8.39%	10/30	8/01/10	—	37,058
333/555 North Point Center East mortgage note	7.00%	10/25	11/01/11	29,571	30,232
Meridian Mark Plaza mortgage note	8.27%	10/28	9/01/10	23,602	23,975
100/200 North Point Center East mortgage note (interest only through 2006)	7.86%	10/25	8/01/07	22,365	22,365
The Points at Waterview mortgage note	5.66%	10/25	1/01/16	18,183	18,500
600 University Park mortgage note	7.38%	10/30	8/10/11	13,168	13,350
905 Juniper construction loan (a maximum of $20,500)	LIBOR + 2.0%	N/A	N/A	—	11,252
Lakeshore Park Plaza mortgage note	6.78%	10/30	11/01/08	9,082	9,359
King Mill Project I member loan (a maximum of $2,849)	9.00%	3/N/A	8/30/08	2,625	1,715
King Mill Project I second member loan (a maximum of $2,349)	9.00%	3/N/A	6/26/09	1,815	—
Jefferson Mill Project member loan (a maximum of $3,156)	9.00%	3/N/A	9/13/09	1,432	—
Other miscellaneous notes	Various	Various	Various	406	550

				$315,149	$467,516

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

On March 7, 2006, the Company recast its unsecured revolving credit facility (“Revolver”), increasing the size by $75 million to $400 million and extending the maturity date to March 7, 2010, with an additional one-year extension. The Revolver can be expanded to $500 million under certain circumstances, although the availability of the additional capacity is not guaranteed. The Revolver provides for additional flexibility in some of the financial covenants as compared to the previous facility. Additionally, the Revolver imposes restrictions on the level of common and preferred dividends only if the Company’s leverage ratio, as defined by the Revolver, is greater than 55%. Generally interest is calculated under the Revolver equal to LIBOR plus an additional spread based on the ratio of total debt to total assets, as defined according to the following table:

Applicable
Leverage Ratio	Spread

≤ to 35%	0.80%
>35% but ≤ 45%	0.90%
>45% but ≤ 50%	1.00%
>50% but ≤ 55%	1.15%
>55%	1.30%

On March 7, 2006 and simultaneous with the recast of the Revolver, the Company entered into an unsecured $100 million construction facility. While this facility is unsecured, advances under the facility are to be used to fund the construction costs of the Terminus 100 project. This facility has the same maturity date and key provisions as the Revolver.

The Company had $128.2 million drawn on the Revolver as of December 31, 2006 and, net of $3.0 million reserved for outstanding letters of credit, the Company had $268.8 million available for future borrowings under the Revolver. At December 31, 2006, the interest rate on the borrowings outstanding under the Revolver was 6.12%. The Company had $64.7 million drawn on its construction facility as of December 31, 2006.

In conjunction with the venture formation on June 29, 2006, as described in Note 5 herein, The Avenue East Cobb mortgage note payable was assumed by CP Venture IV Holdings LLC (“CPV IV”). The Company recognized a loss on extinguishment of debt of approximately $2.8 million in 2006 in conjunction with this loan assumption.

In conjunction with the sale of Bank of America Plaza in September 2006 discussed in Note 9 herein, the Company repaid its note payable to CSC Associates, L.P. (“CSC”) secured by its interest in CSC. CSC had a corresponding note payable to a third party secured by Bank of America Plaza which was also repaid in conjunction with the sale. CSC incurred defeasance costs that the Company was obligated to fund. The defeasance costs and the unamortized balance of deferred loan costs totaled approximately $15.4 million and were recorded as a loss on extinguishment of debt in 2006 in the accompanying Consolidated Statements of Income.

The 905 Juniper construction loan was repaid in full in 2006 as all of the multi-family residential units in the project underlying the loan were sold. Also in 2006, two ventures which the Company consolidates obtained loans from the ventures’ minority partner. One was for construction of the second building at the King Mill industrial project, which has a maximum available of $2.3 million, an interest rate of 9.0% and a maturity of June  26, 2009.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The second loan was for construction of the first building at the Jefferson Mill industrial project, which has a maximum available of $3.2 million, an interest rate of 9.0% and a maturity of September 13, 2009.

The aggregate maturities of the indebtedness of the Company at December 31, 2006 detailed above are as follows ($ in thousands):

2007	$24,675
2008	13,240
2009	5,211
2010	216,729
2011	39,161
Thereafter	16,133

$315,149

At December 31, 2006, the Company had outstanding letters of credit totaling approximately $3.0 million and performance bonds totaling approximately $18.0 million. The majority of the Company’s debt is fixed-rate long-term mortgage notes payable, most of which is non-recourse to the Company. The 333/555 North Point Center East note payable and the credit and construction facilities are recourse to the Company, which in total equal approximately $222.5 million at December 31, 2006. Assets with carrying values of $104.7 million were pledged as security on the $92.7 million non-recourse debt of the Company. As of December 31, 2006, the weighted average maturity of the Company’s consolidated debt was 3.5 years.

For the years ended December 31, 2006, 2005 and 2004, interest was recorded as follows ($ in thousands):

	Expensed	Capitalized	Total

2006
Continuing Operations	$11,119	$20,554	$31,673

2005
Continuing Operations	$9,094	$16,916	$26,010
Discontinued Operations	—	277	277

	$9,094	$17,193	$26,287

2004
Continuing Operations	$14,623	$13,987	$28,610
Discontinued Operations	6,475	41	6,516

	$21,098	$14,028	$35,126

The Company has future lease commitments under ground leases and operating leases for office space aggregating approximately $16.7 million over weighted average remaining terms of 76 and 1.7 years, respectively.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company recorded lease expense of approximately $2.1 million, $2.2 million and $1.6 million, net of amounts capitalized, in 2006, 2005 and 2004, respectively. Amounts due under these lease commitments are as follows:

2007	$831
2008	293
2009	263
2010	266
2011	185
Thereafter	14,909

$16,747

As of December 31, 2006, outstanding commitments for the construction and design of real estate projects, including an estimate for unfunded tenant improvements at operating properties, totaled approximately $304.7 million. At December 31, 2006 and 2005, the estimated fair value of the Company’s notes payable was approximately $313.1 million and $487.2 million, respectively, calculated by discounting future cash flows at estimated rates at which similar loans would have been obtained at December 31, 2006 and 2005.

5.	DEFERRED GAIN

The deferred gain of $154.1 million and $6.0 million at December 31, 2006 and 2005, respectively, arose from two transactions with The Prudential Insurance Company of America (“Prudential”) discussed as follows.

CP Venture LLC (“CPV”)

As discussed in Note 6 below, in 1998 the Company and Prudential entered into an agreement whereby the Company contributed interests in certain operating properties it owned to a venture and Prudential contributed an equal amount of cash. The venture was structured such that the operating properties were owned by CP Venture Two LLC (“CPV Two”) and the cash was held by CP Venture Three LLC (“CPV Three”). Upon formation, the Company owned an effective interest in CPV Two of 11.5%, and an effective interest in CPV Three of 88.5%, with Prudential owning the remaining effective interests of each entity. The Company’s effective interest in CPV Two was reduced to 10.4% in 2006. The Company accounts for its interest in CPV Two under the equity method (see Note 6), and the Company consolidates CPV Three.

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

The balances in deferred gain related to this venture were approximately $5.4 million and $6.0 million at December 31, 2006 and 2005, respectively. In 2006, CPV sold Grandview II, which resulted in recognition of deferred gain of approximately $0.3 million, and in 2004, CPV sold Wachovia Tower, which resulted in recognition of deferred gain of approximately $2.5 million, both of which were recognized in gain on sale of investment property in the Consolidated Statements of Income.

CPV IV

On June 29, 2006, the Company formed CPV IV with Prudential. Upon formation, the Company contributed its interests in five properties (the “Properties”) to CPV IV valued initially at $340.9 million. Prudential agreed to contribute cash to CPV IV of $300.1 million (the “Base Contribution Amount”) and to assume mortgage debt valued

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

at $40.8 million on one of the Properties. The Base Contribution Amount was contributed in three installment amounts and as of December 31, 2006, all of the Base Contribution Amount had been received.

In addition, Prudential is obligated to contribute to CPV IV up to an additional $20.5 million (the “Contingent Contribution Amounts”) if certain conditions are satisfied with respect to the expansions of two Properties which are still partially under development. The Contingent Contribution Amounts would be funded on or about June 30, 2007 and December 31, 2007. The Company also agreed to master lease a portion of the unleased space at one of the Properties during 2007. Pursuant to this master lease, the maximum amount of rent payable would be $1.6 million for rent, plus tenant improvement costs and commissions of up to $2.6 million. To the extent that any space subject to the master lease is actually leased to third parties pursuant to a qualifying lease, the Company would no longer be obligated under the master lease with respect to such space.

Upon formation of CPV IV, the Company and Prudential formed two additional entities that are wholly-owned by CPV IV: CP Venture Five LLC (“CPV Five”) and CP Venture Six LLC (“CPV Six”). CPV IV made a contribution of the Properties to CPV Five, and CPV Six holds rights to the Base Contribution Amounts and the Contingent Contribution Amounts.

As of December 31, 2006, the Company, through its interest in CPV IV and CPV IV’s interest in CPV Five, has an 11.5% interest in the cash flow and capital proceeds of the Properties, and Prudential has an 88.5% interest therein.

The cash contributed by Prudential will be used by CPV Six primarily to develop commercial real estate projects or to make acquisitions of real estate; however, as of December 31, 2006, no such investments have been made and the Base Contribution Amount has been loaned to the Company, as permitted in the CPV IV documents. Prudential receives a priority current return of 6.5% per annum on an amount equal to 11.5% of its capital contributions to the venture, in addition to a liquidation preference. After these preferences, the Company is entitled to certain priority distributions related to the properties developed or acquired by CPV Six after which, the Company and Prudential share residual distributions, if any, with respect cash flows from CPV Six, 88.5% to the Company and 11.5% to Prudential.

The Company provides property management and leasing services with respect to each of the Properties and the Company and Prudential have certain discretionary decision rights and approval rights with respect to properties owned by CPV Six and the Properties. The Company serves as Administrative Manager of CPV IV.

The Company is accounting for its interest in CPV Five under the equity method of accounting in accordance with APB No. 18 (see Note 6) and is consolidating the assets and results of operations of CPV Six, with Prudential’s share in this entity recorded as minority interest. The net book value of the Properties was removed from operating properties and projects under development on June 29, 2006, and an investment in unconsolidated joint venture was recorded using 11.5% of the Company’s original basis in the Properties. The Company recognized equity income from the operations of the Properties in beginning on June 29, 2006 based on its percentage interest in CPV Five.

The contribution of the Properties was treated as a sale for accounting purposes using guidance outlined in SFAS No. 66. However, the Company did not recognize any gain in the Consolidated Statement of Income related to this transaction as the consideration received was a partnership interest, as opposed to cash and, therefore, did not meet the rules in SFAS No. 66 for income statement gain recognition. The gain was included in Deferred Gain on the Company’s Consolidated Balance Sheets and was calculated as 88.5% of the difference between the book value of the Properties and the fair value as detailed above. The balance in Deferred Gain related to this transaction equaled approximately $148.7 million at December 31, 2006 and may be recognized if cash distributed by CPV IV to the Company exceeds 10% of the aggregate value of the Properties.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

The following information summarizes financial data and principal activities of unconsolidated joint ventures in which the Company had ownership interests. During the development or construction of an asset, the Company and its partners may be committed to provide funds pursuant to a development plan. However, in general, the Company does not have any obligation to fund the working capital needs of its unconsolidated joint ventures. The partners may elect in their discretion to fund cash needs if the venture required additional funds to effect re-leasing or had other specific needs. Additionally, at December 31, 2006, the Company generally does not guarantee the outstanding debt of any of its unconsolidated joint ventures, except for customary “non-recourse carve-out” guarantees of certain mortgage notes, and 20% of the CF Murfreesboro Associates (“CF Murfreesboro”) construction loan. The information included in the following table entitled Summary of Financial Position is as of December 31, 2006 and 2005. The information included in the Summary of Operations table is for the years ended December 31, 2006, 2005 and 2004. All dollars are in thousands:

							Company’s
	Total Assets		Total Debt		Total Equity		Investment
	2006	2005	2006	2005	2006	2005	2006	2005

SUMMARY OF FINANCIAL POSITION:
CP Venture IV LLC entities	$352,798	$—	$39,364	$—	$294,169	$—	$18,610	$—
TRG Columbus Development Venture, Ltd.	154,281	60,921	76,861	29,086	55,724	28,207	27,619	16,628
Charlotte Gateway Village, LLC	178,784	184,469	144,654	154,775	32,912	29,072	10,502	10,536
CP Venture LLC entities	118,861	138,832	—	24,187	117,716	112,792	5,157	7,271
CL Realty, L.L.C.	117,820	108,611	5,357	45,174	108,316	105,828	66,979	63,238
CF Murfreesboro Associates	54,356	—	21,428	—	21,698	—	11,975	—
Temco Associates, LLC	66,001	68,178	3,746	4,631	60,786	61,163	31,223	31,356
Crawford Long — CPI, LLC	42,524	45,630	52,404	53,201	(10,664)	(10,710)	(4,037)	(3,077)
Ten Peachtree Place Associates	27,312	29,213	28,849	29,300	(1,796)	1,832	(2,411)	(1,734)
Palisades West, LLC	26,987	—	—	—	25,072	—	11,959	—
Wildwood Associates	21,816	22,242	—	—	21,730	21,917	(1,385)	(1,291)
Handy Road Associates, LLC	5,349	5,335	3,204	3,017	2,133	2,282	2,209	2,371
Pine Mountain Builders, LLC	3,999	8,386	614	1,628	2,347	1,126	1,191	767
CPI/FSP I, L.P.	3,307	3,236	—	—	3,190	3,236	1,621	1,644
CSC Associates, LP	2,998	152,776	—	—	1,410	145,883	706	74,701
Brad Cous Golf Venture, Ltd.	—	9,916	—	—	—	9,880	—	5,264
285 Venture, LLC	—	137	—	—	—	52	—	26
CC-JM II Associates	—	4	—	—	—	4	—	(7)
Cousins LORET Venture, L.L.C.	—	—	—	—	—	101	—	(3)
Other	—	—	—	—	—	—	—	9,542

	$1,177,193	$837,886	$376,481	$344,999	$734,743	$512,665	$181,918	$217,232

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

							Company’s
							Share of
	Total Revenues			Net Income (Loss)			Net Income (Loss)
	2006	2005	2004	2006	2005	2004	2006	2005	2004

SUMMARY OF OPERATIONS:
CP Venture IV LLC entities	$15,326	$—	$—	$2,095	$—	$—	$1,831	$—	$—
CP Venture LLC entities	20,546	22,907	23,115	15,577	9,154	8,960	1,792	1,053	1,010
Charlotte Gateway Village, LLC	30,753	30,586	30,153	5,048	4,468	3,898	1,176	1,158	1,176
TRG Columbus Development Venture, Ltd.	96,737	59,253	—	27,494	16,019	—	10,344	6,668	—
CL Realty, L.L.C.	24,922	45,836	24,760	11,144	13,354	6,030	6,491	8,902	3,238
Temco Associates, LLC	46,796	30,063	32,095	15,574	8,801	11,107	7,387	3,931	5,106
Crawford Long — CPI, LLC	10,512	9,798	8,781	1,176	936	292	540	419	95
Palisades West, LLC	—	—	—	(21)	—	—	(11)	—	—
Ten Peachtree Place Associates	6,871	6,950	6,635	664	736	786	373	378	399
Wildwood Associates	—	102	39,808	(188)	(202)	204,838	(94)	(101)	101,066
CSC Associates, L.P.	174	42,027	42,603	289,464	22,071	23,122	142,108	10,963	11,486
Pine Mountain Builders, LLC	17,829	15,541	9,642	2,020	1,782	982	739	725	398
Handy Road Associates, LLC	187	122	—	(344)	(240)	—	(293)	—	—
CPI/FSP I, L.P.	—	—	6,578	(46)	—	30,776	(23)	3	14,127
Brad Cous Golf Venture, Ltd.	182	1,332	1,273	3,131	272	127	1,109	135	64
285 Venture, LLC	—	2,813	9,715	—	2,978	3,166	13	1,407	1,414
CC-JM II Associates	—	(38)	4,339	—	(23)	39,315	8	330	18,476
Cousins LORET Venture, L.L.C.	—	—	12,292	—	(118)	90,268	3	(59)	45,514
905 Juniper Venture, LLC	—	2,897	—	—	714	—	—	514	—
Other	—	—	—	—	—	—	(410)	4,529	924

	$270,835	$270,189	$251,789	$372,788	$80,702	$423,667	$173,083	$40,955	$204,493

CPV IV — See Note 5.

TRG Columbus Development Venture, Ltd. (“TRG”) — TRG is 40% owned by 50 Biscayne Ventures, LLC (“Biscayne”), and 60% owned by The Related Group of Florida (“Related”). Biscayne is 88.25% owned by the Company. TRG is constructing a 529-unit condominium project in Miami, Florida and has a construction loan on the project allowing it to borrow up to approximately $132 million, at a rate of LIBOR plus 1.75% and a maturity of June 9, 2008. Biscayne is the limited partner in the venture and recognizes 40% of the income, after a preferred return to each partner on their equity investment. Biscayne is consolidated with the Company, and the Company records minority interest for Biscayne’s minority partner’s 11.75% interest.

Gateway — Gateway is a joint venture between the Company and Bank of America Corporation (“BOA”) and owns and operates Gateway Village, a 1.1 million rentable square foot office building complex in downtown Charlotte, North Carolina. The project is 100% leased to BOA through 2016. Gateway’s net income or loss and cash distributions are allocated to the members as follows: first to the Company so that it receives a cumulative compounded return equal to 11.46% on its capital contributions, second to BOA until it has received an amount equal to the aggregate amount distributed to the Company and then 50% to each member. Gateway has a mortgage note payable with an original principal of $190 million, a maturity of December 1, 2016 and an interest rate of 6.41%.

CPV and CPV Two — In 1998, the Company and Prudential formed CPV and CPV Two to own and operate certain retail and office properties. Through December 29, 2006, the Company owned an 11.5% interest in the properties owned by CPV Two through its interest in CPV and CPV Two. On December 29, 2006, Prudential contributed equity in order to repay a maturing mortgage note payable on one of CPV Two’s retail centers. The Company did not contribute equity, and therefore the ownership interests in CPV Two changed to 89.63% for

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Prudential and 10.3% for the Company. As of December 31, 2006, CPV Two owned one office building totaling 69,000 rentable square feet and four retail properties totaling 1.0 million rentable square feet.

In 2004, CPV sold Wachovia Tower to an unrelated third party for approximately $36.0 million. CPV recognized an impairment loss of approximately $1.5 million, which represented the difference between the book value of the asset and the sales price. The Company recorded 11.5% of this impairment loss through Income from Unconsolidated Joint Ventures. In 2006, CPV sold Grandview II to an unrelated third party for approximately $22.8 million, and recorded a gain on this sale of approximately $6.4 million. The Company recorded its share (11.5%) of the gain through Income from Unconsolidated Joint Ventures.

CL Realty, L.L.C. (“CL Realty”) — CL Realty is a 50-50 joint venture between the Company and a subsidiary of Temple-Inland Inc., and is in the business of developing and investing primarily in single-family residential lot development properties. As of December 31, 2006, CL Realty was developing, either directly or through investments in joint ventures, 15 residential developments, 10 of which are in Texas, two in Georgia and three in Florida. CL Realty sold 973, 1,314 and 972 lots in 2006, 2005, and 2004, respectively, and 8,689 lots remain to be developed or sold at December 31, 2006. The venture also sold 134 acres of land in 2006 and has interests in approximately 554 remaining acres of land, which it intends to develop or sell as undeveloped tracts. CL Realty has construction loans at various projects, detailed as follows (dollars in thousands):

		CL Realty’s
	Total	Ownership	Maturity	Rate End of
Description (Interest Rate Base, if not fixed)	Debt	Percentage	Date	Year

CL Realty:
Summer Lakes (Prime + 3%)	$1,356	100%	3/30/2007	11.25%
Southern Trails (LIBOR + 0.25%; $13 million construction line)	—	80%	6/30/2008	5.57%
Village Park (> of 10% or Prime + 2%)	2,718	100%	5/15/2007	10.25%
Village Park North (Prime + 1%)	1,283	100%	1/14/2008	9.25%
Long Meadow Farms (Prime + 0.5%)	7,737	37.5%	6/08/2007	8.75%
Stonewall Estates (Prime)	3,518	50%	5/31/2010	8.25%
Blue Valley (Prime)	15,912	25%	5/11/2007	8.25%
Blue Valley (> of Prime or 5.5%)	4,600	25%	3/05/2007	8.25%

TOTAL	$37,124

CF Murfreesboro — In July 2006, the Company formed CF Murfreesboro, a 50-50 joint venture between the Company and an affiliate of Faison Associates, to develop The Avenue Murfreesboro, an 810,000 square foot retail center in suburban Nashville, Tennessee. Upon formation, the joint venture acquired approximately 100 acres of land for approximately $25 million, obtained a construction loan and commenced construction of the center. The construction loan has a maximum available of $131 million, an interest rate of LIBOR plus 1.15% and expires July 20, 2010. Approximately $21.4 million has been drawn on the construction loan as of December 31, 2006. The Company guarantees 20% of the amount outstanding under the construction loan, which equals $4.3 million at December 31, 2006. The retail center serves as collateral against the construction loan, and the Company is liable for 20% of any difference between the proceeds from the sale of the retail center and the amounts due under the loan in the event of default. The Company has not recorded a liability as of December 31, 2006, as it estimates no obligation is or will be required.

Temco Associates, LLC (“Temco”) — Temco is a 50-50 joint venture between the Company and a subsidiary of Temple-Inland Inc. As of December 31, 2006, Temco was developing, either directly or through investments in joint ventures, four single-family residential communities in Georgia with 1,638 total projected lots remaining to be developed or sold. During 2006, 2005 and 2004, Temco sold 477, 467 and 491 lots, respectively. Temco sold

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1,088 acres of land during 2006, and has interests in approximately 6,682 remaining acres of land, which it intends to develop or sell as undeveloped tracts or develop. Temco has a construction loan at one of its joint ventures with a balance outstanding of $164,000, a maturity date of February  14, 2007 and an interest rate of Prime plus 0.25%. Additionally, Temco has debt of $3.6 million secured by the golf course at one of its residential developments. This debt matures January 2009 and carries a weighted average interest rate of 7.94%.

Crawford Long-CPI, LLC (“Crawford Long”) — Crawford Long is a 50-50 joint venture between the Company and Emory University and owns the Emory Crawford Long Medical Office Tower, a 358,000 rentable square foot medical office building located in Midtown Atlanta, Georgia. Crawford Long has a mortgage note payable with an original principal of $55 million, a maturity of June 1, 2013 and an interest rate of 5.9%.

Ten Peachtree Place Associates (“TPPA”) — TPPA is 50-50 joint venture between the Company and a wholly-owned subsidiary of The Coca-Cola Company, and owns Ten Peachtree Place, a 259,000 rentable square foot office building located in midtown Atlanta, Georgia. TPPA has a mortgage note payable for an original principal of $30 million with a maturity of April 1, 2015 and an interest rate of 5.39%.

TPPA pays cash flows from operating activities, net of note principal amortization, to repay additional capital contributions made by the partners plus 8% interest on these contributions until July 1, 2011. After July 1, 2011, the Company and its partner are entitled to receive 15% and 85% of the cash flows (including any sales proceeds), respectively, until the two partners have received combined distributions of $15.3 million. Thereafter, each partner is entitled to receive 50% of cash flows.

Palisades West, LLC (“Palisades”) — In 2006, the Company formed Palisades in which it holds a 50% interest, with Dimensional Fund Advisors as a 25% partner and Forestar (USA) Real Estate Group as the other 25% partner. Upon formation, the Company contributed land and the other partners contributed an equal amount in cash, and Palisades commenced construction of two office buildings totaling 360,000 square feet in Austin, Texas. The partnership intends to fund the development of the buildings through equity contributions.

Wildwood Associates (“Wildwood”) — Wildwood is a 50-50 joint venture between the Company and IBM, that owns or has rights to own approximately 32 acres of undeveloped land in Wildwood Office Park, of which an estimated 16 acres are committed to be contributed to Wildwood by the Company. The estimated 16 acres of land which are committed to be contributed by the Company are not included in “Land Held for Investment or Future Development” in the Company’s financial statements. In addition to undeveloped land as described above, Wildwood owned six office buildings consisting of approximately 2.2 million square feet and approximately 15 acres of stand-alone retail sites ground leased to various users. Wildwood sold these office buildings and retail sites in 2004 for $420 million to unrelated third parties, and recognized gains of approximately $200.8 million on the transactions (see Note 9). The Company and IBM each leased office space from buildings owned by Wildwood Associates during 2004 at rates comparable to those charged to third parties.

Through December 31, 2006, the Company had contributed $84,000 in cash plus properties having an agreed-upon value of $54.5 million for its interest in Wildwood and is obligated to contribute the estimated 16 acres of additional land discussed above with an agreed-upon value of $8.3 million. The Company’s investment in Wildwood was a negative $1.3 million at December 31, 2006. This negative balance has resulted from the fact that cumulative distributions from Wildwood Associates have exceeded the basis of its contributions. The Company’s contributions were recorded at historical cost of the properties at the time they were contributed to Wildwood but it was given equity credit by Wildwood for the fair value of the property at the time of the contribution, which exceeded historical cost. In accordance with SOP 78-9, “Accounting for Investments in Real Estate Ventures,” this basis differential is being reduced as the underlying land contributed is sold by the venture. As a result of the 2004 sale by Wildwood Associates of all its office buildings and retail sites, approximately $29.3 million of this basis differential was recognized and included in Gain on Sale of Investment Properties in the accompanying 2004 Consolidated Statement of Income.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Generally, the Company does not have any obligation to fund Wildwood’s working capital needs, and there was no debt at Wildwood Associates at December 31, 2006 or 2005.

Handy Road Associates, LLC (“Handy Road”) — Handy Road is a 50-50 joint venture between the Company and Handy Road Managers, LLC, that owns 1,187 acres of land in suburban Atlanta, Georgia for future development and/or sale. Handy Road has a $3.2 million note payable that is guaranteed by the partners of Handy Road Managers, LLC, has a maturity of November 2, 2007 and an interest rate of Prime plus 0.5%.

Pine Mountain Builders, LLC (“Pine Mountain Builders”) — Pine Mountain Builders is a 50-50 joint venture between the Company and Fortress Construction Company and constructs homes at one of the Company’s residential communities. During 2006 and 2005, Pine Mountain Builders sold 39 and 42 homes, respectively. Pine Mountain Builders has loans related to speculative houses constructed with a balance of approximately $614,000, a maturity of December 19, 2007 and an interest rate of Prime.

CPI/FSP I, L.P. (“CPI/FSP”) — CPI/FSP is a 50-50 limited partnership between the Company and CommonWealth Pacific LLC and CalPERS. CPI/FSP developed Austin Research Park — Buildings III and IV, two 174,000 and 184,000 rentable square foot office buildings, respectively, in Austin, Texas. Austin Research Park — Buildings III and IV were sold for $78.7 million to an unrelated third party in 2004. CPI/FSP recognized a gain of approximately $27.2 million on the transaction, and the majority of equity was distributed to the partners. CPI/FSP continues to own an adjacent pad of approximately 6 acres for potential future development.

CSC — CSC is a 50-50 limited partnership between the Company and a wholly-owned subsidiary of Bank of America Corporation. In September 2006, CSC sold its single asset, the 1.3 million square foot Bank of America Plaza in Midtown Atlanta, Georgia for a sales price of $436 million. CSC recognized a gain of approximately $273 million and distributed a majority of the equity of the venture to each partner. Prior to the sale, CSC had a note payable secured by Bank of America Plaza and a note receivable to the Company in equal amounts which have been netted in the table presented above, as well as associated interest expense and interest income.

Brad Cous Golf Venture, Ltd.  (“Brad Cous”) — Brad Cous is a 50-50 joint venture between the Company and W.C. Bradley Co. that developed and owned The Shops at World Golf Village, an 80,000 square foot retail center in St. Augustine, Florida. In 2006, Brad Cous sold World Golf Village for $13.5 million to an unrelated third party, and the majority of equity at the venture was distributed to the partners.

285 Venture, LLC (“285 Venture”) — 285 Venture is a 50-50 joint venture between the Company and a commingled trust fund advised by J.P. Morgan Investment Management Inc. that developed and owned 1155 Perimeter Center West, a 365,000 rentable square foot office building complex in Atlanta, Georgia. In 2005, 285 Venture, LLC sold 1155 Perimeter Center West to an unrelated third party for $49.3 million, and recognized a gain of approximately $7.2 million on the transaction, and the majority of equity at the venture was distributed to the partners. This venture was dissolved in 2006.

CC-JM II Associates (“CC-JM II”) — CC-JM II is a 50-50 joint venture between the Company and an affiliate of CarrAmerica Realty Corporation that developed and owned John Marshall-II, a 224,000 rentable square foot office building in suburban Washington, D.C. John Marshall-II was sold in October 2004 for $59.3 million to an unrelated third party. CC-JM II Associates recognized a gain of approximately $40.7 million on the transaction, and the majority of equity at the venture was distributed to the partners.

Cousins LORET Venture, L.L.C. (“Cousins LORET”) — Cousins LORET is a 50-50 joint venture between the Company and LORET Holdings, L.L.C. (“LORET”) that owned two office buildings in Atlanta, Georgia. Cousins LORET sold these two buildings for $200 million to an unrelated third party in 2004, recognized a gain of approximately $90.0 million on the transaction, and distributed the majority of equity to the partners.

905 Juniper Venture, LLC (“905 Juniper”) — 905 Juniper is a joint venture between the Company and GDL Juniper, LLC (“GDL”) that developed and sold a 94-unit condominium complex in Midtown Atlanta, Georgia. 905 Juniper sold all of the units in the project in 2006. Income and cash distributions were allocated 72% to the

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company and 28% to GDL, after each partner received a 10% preferred return on their investment. On June 30, 2005, the Company entered into a business combination with several entities, collectively called “The Gellerstedt Group.” On that date, the Company began consolidating its investment in 905 Juniper, which was previously accounted for on the equity method, and GDL’s interest was recorded as a minority interest. Therefore, results of operations of 905 Juniper in the accompanying table only reflect the period that the Company accounted for the venture on the equity method. Results of operations after consolidation were recorded in the multi-family residential unit sales and multi-family residential unit costs of sales line items, with GDL’s share of operations recorded as minority interest, in the accompanying Consolidated Statement of Income. GDL is an entity affiliated with Lawrence L. Gellerstedt III, the Company’s Senior Vice President and President of the Office/Multi-Family Division.

Other — This category consists of several other joint ventures including:

Deerfield Towne Venture, LLC (“Deerfield”) — Deerfield is a joint venture between Casto Realty of Southern Ohio LLC, Anderson Deerfield, LLC and the Company that developed and sold a shopping center near Cincinnati, Ohio. The Company has a 10% profits interest in Deerfield and made no capital contributions nor has any obligations to fund the entity. Deerfield sold the shopping center in 2005, and the Company received cash distributions in 2005 and 2006.

Verde Group, L.L.C. (“Verde”) — The Company invested $10 million, which represented less than 5% of equity at December 31, 2006, in Verde, a real estate development company. Verde issued additional equity subsequent to the Company’s investment at a higher price than the Company’s per unit ownership. As a result, the Company recognized a gain, net of tax, which was recorded in additional paid-in capital. This gain was calculated according to provisions as outlined in SAB No. 51 for newly-formed, start-up or development-stage entities. Prior to 2006, the Company accounted for its investment in Verde under the equity method, and Verde was included in the “other” row in the above tables. In the third quarter of 2006, the Company began accounting for Verde on the cost method and therefore transferred its basis in Verde from investment in joint ventures to other assets.

Additional Information — The Company recognized $9.3 million, $9.3 million, and $13.0 million of development, leasing, and management fees from unconsolidated joint ventures in 2006, 2005 and 2004, respectively. See Note 2, Fee Income, for a discussion of the accounting treatment for fees from unconsolidated joint ventures.

7.	STOCKHOLDERS’ INVESTMENT

Preferred Stock:

The Company has 4 million shares outstanding of 7.75% Series A Cumulative Redeemable Preferred Stock (liquidation preference of $25 per share). The Company also has 4 million shares outstanding of 7.50% Series B Cumulative Redeemable Preferred Stock (liquidation preference of $25 per share). The Series A preferred stock may be redeemed on or after July 24, 2008 and the Series B preferred stock may be redeemed on or after December  17, 2009, both at the Company’s option at $25 per share plus all accrued and unpaid dividends through the date of redemption. Dividends on both the Series A and Series B preferred stock are payable quarterly in arrears on February 15, May 15, August 15 and November 15.

1999 Incentive Stock Plan:

The Company maintains the 1999 Incentive Stock Plan (the “1999 Plan”), which allows the Company to issue awards of stock options, stock grants or stock appreciation rights. As of December 31, 2006, 508,745 shares were authorized to be awarded pursuant to the 1999 Plan, which allows awards of stock options, stock grants or stock appreciation rights. The Company also maintains the 1995 Stock Incentive Plan, the Stock Plan for Outside Directors and the Stock Appreciation Rights Plan (collectively, the “Predecessor Plans”) under which stock awards have been issued.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options — At December 31, 2006, 6,117,402 stock options awarded to key employees and outside directors pursuant to both the 1999 Plan and the Predecessor Plans were outstanding. The Company typically uses authorized, unissued shares to provide shares for option exercises. All stock options have a term of 10 years from the date of grant. Key employee stock options granted prior to December 28, 2000 had a vesting period of five years under both the 1999 Plan and the Predecessor Plans. Options granted on or after December 28, 2000 have a vesting period of four years. Outside director stock options are fully vested on the date of grant under the 1999 Plan but had a vesting period of one year under the Predecessor Plans.

In 2006, the Company amended the stock option certificates to add a retirement feature. Employees who meet the requirements of the retirement feature vest immediately in their stock options outstanding, and the vesting periods for shares outstanding were also changed to reflect accelerated expense for employees who become retirement-eligible within the next four years. The Company recognized additional compensation expense of $716,000, before any capitalization to projects under development or income tax benefit, in 2006 related to this modification. In addition, for all grants after December 11, 2006, an employee who meets the requirements of the retirement feature will have the remaining original term to exercise their stock options after retirement. The certificates currently allow for an exercise period of one year after termination, which remains in force for grants prior to December  11, 2006 for retirement-eligible employees and for all other employees. Also in 2006, the stock option certificates for grants after December 11, 2006 were amended to include a stock appreciation right. A stock appreciation right permits an employee to waive his or her right to exercise the stock option and to instead receive the value of the option, net of the exercise price and tax withholding, in stock, without requiring the payment of the exercise.

The Company estimates the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model. The risk free interest rate utilized in the Black-Scholes calculation is the interest rate on U.S. Treasury Strips having the same life as the estimated life of the Company’s option awards. The assumed dividend yield is based on the annual dividend rate for regular dividends at the time of grant. Expected life of the options granted was computed using historical data for certain grant years reflecting actual hold periods plus an estimated hold period for unexercised options outstanding using the mid-point between 2006 and the expiration date. Expected volatility is based on the historical volatility of the Company’s stock over a period relevant to the related stock option grant. For grants occurring after adoption of SFAS 123R, the Company expenses stock options with graded vesting using the straight line method over the vesting period.

For purposes of the 2005 and 2004 pro forma disclosures shown in Note 2 required by SFAS No. 123 and SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” and for SFAS 123R expense recognition in 2006, the Company has computed the value of all stock options granted using the Black-Scholes option pricing model with the following assumptions and results:

	2006	2005	2004

Assumptions
Risk-free interest rate	4.47%	4.53%	4.06%
Assumed dividend yield	4.58%	5.16%	4.69%
Assumed lives of option awards (in years)	6.61	6.74	8.00
Assumed volatility	0.193	0.203	0.195
Results
Weighted average fair value of options granted	$4.93	$3.68	$4.09

As of December 31, 2006, there was $5.6 million of total unrecognized compensation cost included in additional paid-in capital related to stock options, which will be recognized over a weighted average period of 3.2 years. The total intrinsic value of options exercised during 2006 was $22.5 million. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. In 2006, cash received from the exercise of options equaled $21.1 million.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In 2006, the Company or its joint ventures sold properties that generated taxable gains of approximately $231 million. Primarily as a result of these sales (more fully discussed in Note 9), the Company paid a special cash dividend of $3.40 per share, which totaled $175.5 million on December 1, 2006, and represented a portion of the taxable gains on the sales of investment properties to its common stockholders. The Company was effectively recapitalized through the special dividend which caused the market value per share of the Company’s stock underlying options to decrease by approximately the amount of the special dividend on the ex-dividend date. Stock options outstanding were correspondingly adjusted to keep the aggregate intrinsic value of the option equal to the value immediately prior to the special dividend by decreasing the option prices per share and increasing the number of options outstanding by 484,391. In accordance with the guidelines set forth in FAS 123R paragraph 51 for accounting for modifications to equity awards, no incremental compensation expense was recorded in 2006 as the result of these option adjustments.

The following is a summary of stock option activity under the 1999 Plan and the Predecessor Plans for the year ended December 31, 2006 (in thousands, except per share amounts and years):

		Weighted Average	Aggregate	Weighted-Average
	Number of	Exercise Price per	Intrinsic	Remaining
	Options	Option	Value	Contractual Life
	2006	2006	2006	2006

1999 Plan and Predecessor Plans
Outstanding, beginning of year	6,177	$22.01
Granted	961	$35.85
Exercised	(1,402)	$18.00
Forfeited	(103)	$27.01
Adjustment for special dividend	484

Outstanding, end of year	6,117	$23.27	$73,379	6.63 years

Options exercisable at end of year	3,856	$19.62	$60,346	5.48 years

Stock Grants — As indicated above, the 1999 Plan provides for stock grants, which may be subject to specified performance and vesting requirements.

In 2000 and 2001, the Company issued 189,777 shares of performance accelerated restricted stock (“PARS”) to certain key employees, which PARS were entitled to vote and receive dividends. The PARS outstanding of 143,310 vested on November 14, 2006. Upon issuance, the shares were recorded in Common Stock and Additional Paid-in Capital, with the offset recorded in Unearned Compensation. On January 1, 2006, in accordance with the adoption of SFAS No. 123R, Unearned Compensation was reclassified to Additional Paid-in Capital, and these amounts were amortized into compensation expense over their vesting period. After the adoption of 123R, the Company estimated a forfeiture rate for PARS. Before the adoption of SFAS 123R, the actual compensation expense previously recognized was reversed in the year of forfeiture. Compensation expense related to the PARS, before any capitalization to projects under development and income tax benefit, was approximately $449,000, $655,000 and $655,000 in 2006, 2005, and 2004, respectively. The total fair value of PARS which vested during 2006 was $5.1 million.

In 2005 and 2004, the Company issued 58,407 and 196,667 shares, respectively, of restricted stock to certain key employees, which restricted stock is entitled to vote and receive dividends. The stock was issued on the grant date and recorded in Common Stock and Additional Paid-in Capital, with the offset recorded in Unearned Compensation. Unearned Compensation was reclassified to Additional Paid-in Capital on January 1, 2006, upon the adoption of SFAS 123R, and the amounts related to restricted stock are being amortized into compensation expense over the vesting periods of four years. After the adoption of 123R, the Company estimated a forfeiture rate for restricted stock. Before the adoption of SFAS 123R, the actual compensation expense previously recognized was

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reversed in the year of forfeiture. Compensation expense related to the restricted stock, before any capitalization to projects under development or income tax benefit, was approximately $2,944,000, $2,450,000 and $1,059,000 in 2006, 2005 and 2004, respectively. As of December 31, 2006, there was $4.5 million of total unrecognized compensation cost included in additional paid-in capital related to restricted stock, which will be recognized over a weighted average period of 2.0 years. The total fair value of restricted stock which vested during 2006 was $3.2 million. The following table summarizes restricted stock activity during 2006:

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value
	(In thousands)

Non-vested stock at December 31, 2005	413	$29.44
Vested	(233)	28.73
Forfeited	(16)	30.11

Non-vested stock at December 31, 2006	164	$30.39

Outside directors may elect to receive any portion of their director fees in stock, based on 95% of the average market price on the date of service. Outside directors elected to receive 9,678, 9,329, and 7,342 shares of stock in lieu of cash for director fees in 2006, 2005, and 2004, respectively.

Restricted Stock Unit Plan:

In 2005, the Company adopted the 2005 Restricted Stock Unit (“RSU”) Plan, under which 197,506 and 87,202 RSUs were issued in 2006 and 2005, respectively. An RSU is a right to receive a payment in cash equal to the fair market value of one share of the Company’s stock upon vesting. The Company is expensing and recording a liability based on the current market value as the RSUs vest. Employees with RSUs receive payments during the vesting period equal to the common dividends per share paid by the Company times the number of RSUs held. The Company also records the effect of these additional payments in compensation expense. The RSU Plan was amended in 2006 to permit issuances to directors. During 2006 and 2005, approximately $3.0 million (including dividend payments) and $36,000, respectively, was recognized as compensation expense related to the RSUs for employees and directors, before capitalization to projects under development or income tax benefit.

In 2006, the Company amended the RSU certificates to add a retirement feature. Employees who meet the requirements of the retirement feature vest immediately in their RUSs outstanding, and the vesting period was changed for employees who will become eligible under this feature before the end of their original vesting period. The 2006 compensation expense amount above included $786,000 of expense, before capitalization to projects under development or income tax benefit, related to this modification. In 2006, the Company also amended the RSU Plan to allow for grants of Performance Based RSUs and issued 220,000 of these units. The Performance Based RSUs do not receive dividends and, if certain performance measures are met, these units vest five years from the date of grant. The Company is expensing the fair value of these RSUs over the vesting period and recognized approximately $1.1 million in 2006, before capitalization to projects under development or income tax benefit.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2006, the Company had recorded approximately $13.2 million of unrecognized compensation related to RSUs, which will be recognized over a weighted average period of 3.6 years. The total fair value of RSUs and dividends paid in 2006 was $1.1 million. The following table summarizes RSU activity for 2006 (in thousands):

Outstanding at December 31, 2005	87
Granted	418
Vested	(20)
Forfeited	(8)

Outstanding at December 31, 2006	477

Stock Repurchase Plan:

In 2006, the Board of Directors of the Company authorized a stock repurchase plan, which expires May 9, 2009, which allows the Company to purchase up to five million shares of its common stock. This replaces the 2004 authorization, which expired April 15, 2006 and was also for up to five million shares of the Company’s common stock. No common stock was repurchased in 2006. Prior to 2006, the Company purchased 2,691,582 shares of its common stock for an aggregate price of approximately $64,894,000 under previous plans.

Ownership Limitations:

In order to maintain Cousins’ qualification as a REIT, Cousins’ Articles of Incorporation include certain restrictions on the ownership of more than 3.9% of the Company’s total common and preferred stock.

Distribution of REIT Taxable Income:

The following is a reconciliation between dividends paid and dividends applied in 2006, 2005 and 2004 to meet REIT distribution requirements ($ in thousands):

	2006	2005	2004

Common and preferred dividends paid	$266,214	$89,253	$437,112
That portion of dividends declared in current year, and paid in current year, which was applied to the prior year distribution requirements	—	(4,621)	(5,577)
That portion of dividends declared in subsequent year, and paid in subsequent year, which will apply to current year	—	—	4,621
Dividends in excess of current year REIT distribution requirements	—	(23,691)	—

Dividends applied to meet current year REIT distribution requirements	$266,214	$60,941	$436,156

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tax Status of Dividends:

Distributions to stockholders are characterized for federal income tax purposes as ordinary income, capital gains, non-taxable return of capital, or a combination of the three. Distributions to stockholders that exceed the Company’s current and accumulated earnings and profits (calculated for federal income tax purposes) constitute a return of capital rather than a dividend and generally reduce the stockholder’s basis in the stock. To the extent that a distribution exceeds both current and accumulated earnings and profits and the stockholder’s basis in the stock, it will generally be treated as a gain from the sale or exchange of that stockholder’s stock. The following summarizes the taxability of stock distributions for the Company for the periods indicated:

		Type
		Total Capital Gain		Total Ordinary
		Long-Term	25% Unrecaptured	Qualified	Ordinary	Non-Taxable
	Date Paid	Capital Gain	Section 1250 gain	Dividends	Dividends	Distribution

2006 Dividends
Common	2/22/2006	15%	4%	56%	25%	—
	5/30/2006	78%	22%	0%	0%	—
	8/25/2006	78%	22%	0%	0%	—
	12/1/2006	78%	22%	0%	0%	—
	12/22/2006	78%	22%	0%	0%	—
Preferred A	2/15/2006	74%	20%	4%	2%	—
	5/15/2006	74%	20%	4%	2%	—
	8/15/2006	74%	20%	4%	2%	—
	11/15/2006	74%	20%	4%	2%	—
Preferred B	2/15/2006	74%	20%	4%	2%	—
	5/15/2006	74%	20%	4%	2%	—
	8/15/2006	74%	20%	4%	2%	—
	11/15/2006	74%	20%	4%	2%	—
2005 Dividends Common	2/22/2005	28%	—	50%	22%	—
	5/27/2005	4%	—	61%	35%	—
	8/25/2005	6%	—	60%	34%	—
	12/22/2005	37%	3%	24%	13%	23%

Also in 2005, the Company designated 20% of the preferred dividends paid as capital gain dividends, 1% as 25% unrecaptured Section 1250 gain dividends, 27% as ordinary, and 52% as qualified dividends. In 2006 and 2005, an amount calculated as 0.14% and 0.57%, respectively, for each year of total dividends was an “adjustment attributed to depreciation of tangible property placed in service after 1986” for alternative minimum tax purposes. In addition, in 2006, an amount calculated as 2.98% of total dividends was a favorable “adjustment to gain or loss” for alternative minimum tax purposes. These amounts were passed through to stockholders and must be used as an item of adjustment in determining each stockholder’s alternative minimum taxable income.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	INCOME TAXES

CREC is a taxable entity and its consolidated provision for income taxes is composed of the following for the years ended December 31, 2006, 2005 and 2004 ($ in thousands):

	2006	2005	2004

Current tax expense
Federal	$6,167	$7,411	$3,213
State	724	872	377

	6,891	8,283	3,590

Deferred tax expense
Federal	(2,703)	816	452
State	(317)	97	53

	(3,020)	913	505

Total income tax expense	3,871	9,196	4,095
Benefit (provision) applicable to discontinued operations and sale of investment property	322	(1,440)	(1,351)

Provision for income taxes from operations	$4,193	$7,756	$2,744

The net income tax provision differs from the amount computed by applying the statutory federal income tax rate to CREC’s income before taxes for the years ended December 31, 2006, 2005 and 2004 as follows ($ in thousands):

	2006		2005		2004
	Amount	Rate	Amount	Rate	Amount	Rate

Federal income tax provision	$4,466	34%	$8,228	34%	$4,073	34%
State income tax provision, net of federal income tax effect	525	4	968	4	479	4
Cousins benefit for income taxes	—	—	—	—	(376)	(3)
Deferred tax adjustments	(1,184)	(9)	—	—	—	—
Other	64	—	—	—	(81)	(1)

CREC provision for income taxes	3,871	29%	9,196	38%	4,095	34%
Benefit (provision) applicable to discontinued operations and sale of investment property	322		(1,440)		(1,351)

Consolidated provision applicable to income from continuing operations	$4,193		$7,756		$2,744

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax effect of significant temporary differences representing CREC’s deferred tax assets and liabilities, which are included in the Accounts Payable and Accrued Liabilities line item on the accompanying Consolidated Balance Sheet, as of December 31, 2006 and 2005 is as follows ($ in thousands):

	2006	2005

Depreciation and amortization	$1,514	$—
Capitalized salaries	399	—
Income from unconsolidated joint ventures	—	2,821
Property sales	—	1,547
Charitable contributions	427	958
Other	222	363

Total deferred tax assets	2,562	5,689

Income from unconsolidated joint ventures	(1,481)	(8,126)
Residential lots basis differential	(1,499)	(197)
Depreciation and amortization	—	(1,891)
Interest capitalization	—	(1,088)
Other	(507)	(48)

Total deferred tax liabilities	(3,487)	(11,350)

Net deferred tax liability	$(925)	$(5,661)

9.	PROPERTY TRANSACTIONS

Property Sales and Held-for-Sale Property

SFAS No. 144 requires that the gains and losses from the disposition of certain real estate assets and the related historical operating results be included in a separate section, Discontinued Operations, in the Consolidated Statements of Income for all periods presented.

During 2006, 2005 and 2004, the Company sold three, one and six properties, respectively, that met the criteria for discontinued operations:

	Ownership	Rentable
Property Name	Percentage	Square Feet

2006
The Avenue of the Peninsula	100%	373,000
North Point Ground Leases	100%	N/A
Frost Bank Tower	100%	531,000
2005
Hanover Square South	100%	69,000
2004
101 Second Street	100%	387,000
55 Second Street	100%	379,000
Northside/Alpharetta I	100%	103,000
Northside/Alpharetta II	100%	198,000
The Shops of Lake Tuscaloosa	100%	62,000
Rocky Creek Properties	100%	N/A

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table details the components of Income (Loss) from Discontinued Operations for the years ended December 31, 2006, 2005 and 2004 ($ in thousands):

	2006	2005	2004

Rental property revenues	$18,493	$21,311	$38,021
Other income	855	302	253
Rental property operating expenses	(8,109)	(9,893)	(13,353)
Depreciation and amortization	(11,275)	(9,297)	(12,414)
Interest expense	—	—	(6,475)
Provision for income taxes	(2)	(126)	—

	$(38)	$2,297	$6,032

The gain on sale of the properties included in Discontinued Operations described above is as follows for the years ended December 31, 2006, 2005 and 2004 (amounts are net of income taxes and minority interest and $ are in thousands):

	2006	2005	2004

The Avenue of the Peninsula	$20,053	$—	$—
North Point Ground Leases	11,867	—	—
Frost Bank Tower	54,581	—	—
Hanover Square South	(146)	1,070	—
101 Second Street	100	12	45,489
55 Second Street	40	24	21,632
Northside/Alpharetta I and II	—	7	12,564
The Shops of Lake Tuscaloosa	—	(76)	1,554
Rocky Creek Properties	—	—	648
AT&T/Cerritos	—	—	40

	$86,495	$1,037	$81,927

Property sales at joint ventures or sales where the Company has continuing involvement, as defined in EITF 03-13, do not qualify for treatment as discontinued operations. One of the ventures in which the Company has a 50% ownership interest, CSC, sold Bank of America Plaza in September 2006. Another venture in which the Company has a 50% ownership interest, 285 Venture, sold 1155 Perimeter Center West in July 2005. Neither the gain on sale nor the results of operations of Bank of America Plaza or 1155 Perimeter Center West were treated as discontinued operations.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The properties sold during 2004 which did not qualify for treatment as discontinued operations are as follows:

	Ownership	Rentable
Property Name	Percentage	Square Feet

333 John Carlyle	100%	153,000
1900 Duke Street	100%	97,000
101 Independence Center	100%	526,000
The Pinnacle	50%	423,000
Two Live Oak Center	50%	279,000
Austin Research Park — Buildings III & IV	50%	358,000
2500 Windy Ridge Parkway	50%	316,000
4100 Wildwood Parkway	50%	100,000
4200 Wildwood Parkway	50%	256,000
4300 Wildwood Parkway	50%	150,000
2300 Windy Ridge Parkway	50%	635,000
3200 Windy Hill Road	50%	698,000
Wildwood — 15 acres of stand-alone retail sites	50%	N/A
CC-JM II Associates	50%	224,000
Wachovia Tower	11.5%	324,000

Purchases of Property

On September 13, 2006, the Company purchased the remaining interests in 191 Peachtree Tower (“191 Peachtree”), a 1.2 million square foot office building in downtown Atlanta, Georgia, for $153.2 million. The Company allocated the purchase price based on the fair value of assets and liabilities acquired. Assets are categorized for 191 Peachtree as land, building, tenant improvements and identifiable intangible assets in accordance with SFAS No. 141. The following table summarizes the fair value of the assets and liabilities acquired ($ in thousands):

Land	$5,080
Building	128,976
Tenant Improvements and FF&E	7,480
Intangible Assets
Above market leases	10,644
In-place leases	2,494

Total intangible assets	13,138

Liabilities:
Below market leases	(747)
Above market ground lease	(727)

Total net assets acquired	$153,200

As of the purchase date, the $13.1 million of acquired intangible assets and $1.5 million of acquired intangible liabilities related to 191 Peachtree had an aggregate weighted average amortization period of 11 years.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following supplemental pro forma financial information is presented for the years ended December 31, 2006 and 2005. The pro forma financial information is based upon the Company’s historical Consolidated Statements of Income, adjusted as if the acquisition of the remaining interests in 191 Peachtree occurred at the beginning of each of the periods presented. The supplemental pro forma financial information is not necessarily indicative of future results or of actual results that would have been achieved had the acquisition of the remaining interests in 191 Peachtree been consummated at the beginning of each period.

	Years Ended December 31,
	2006	2005
	($ In thousands,
	except per share)

Pro Forma
Revenues	$186,831	$192,805
Income from continuing operations	152,185	71,662
Income from discontinued operations	86,457	3,334
Net income available to common shareholders	223,392	59,746
Per share information:
Basic	$4.41	$1.20
Diluted	$4.25	$1.15

In September 2006, the Company acquired a 102,000-square-foot office project in Sandy Springs, Georgia, Cosmopolitan Center, which is on 9.5 acres of land and has long-term redevelopment opportunities, for approximately $12.5 million.

10.	OTHER ASSETS

At December 31, 2006 and 2005, Other Assets included the following ($ in thousands):

	2006	2005

Investment in Verde	$9,376	$—
FF&E and leasehold improvements, net of accumulated depreciation of $16,429 and $14,404 as of December 31, 2006 and 2005, respectively	8,665	9,674
Predevelopment costs and earnest money	22,924	4,732
Prepaids and other assets	6,531	7,343
Intangible Assets:
Goodwill	5,602	8,324
Above market leases, net of accumulated amortization of $1,447 as of December 31, 2006	9,407	—
In-place leases, net of accumulated amortization of $472 as of December 31, 2006	2,589	—

	$65,094	$30,073

As noted in Note 6, the Company began accounting for its Investment in Verde on the cost basis in the third quarter of 2006, at which time the basis was transferred from Investments in Unconsolidated Joint Ventures to Other Assets on the Consolidated Balance Sheet.

Intangible assets relate primarily to the acquisitions of the interests in 191 Peachtree and Cosmopolitan Center in 2006 (see Note 9). In addition to the intangible assets shown above, the Company also acquired intangible liabilities related to the purchases, including below market leases and an above market ground lease. These intangible liabilities are recorded within Accounts Payable and Accrued Liabilities on the Consolidated Balance

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Sheets. Above and below market leases are amortized into rental revenues over the individual remaining lease terms. The value associated with in-place leases is amortized into depreciation and amortization expense, also over individual remaining lease terms. Aggregate amortization expense related to intangible assets and liabilities was $1.8 million for the year ended December 31, 2006. Aggregate amortization expense related to these intangible assets and liabilities is anticipated to be approximately $5.6 million, $4.0 million, $1.0 million, $0.4 million and $0.4 million for the years ended December 31, 2007, 2008, 2009, 2010 and 2011, respectively.

The Company has goodwill recorded on its Consolidated Balance Sheets, which relates entirely to the office reporting unit. As office assets are sold, either by the Company or at its joint ventures, goodwill is allocated to the cost of each sale. The following is a summary of goodwill activity for the years ended December 31, 2006 and 2005 ($ in thousands):

	2006	2005

Beginning Balance	$8,324	$8,131
Additions	—	428
Disposals	(2,722)	(235)

Ending Balance	$5,602	$8,324

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	CONSOLIDATED STATEMENTS OF CASH FLOWS — SUPPLEMENTAL INFORMATION

Supplemental information related to cash flows, including significant non-cash activity affecting the Statements of Cash Flows, for the years ended December 31, 2006, 2005 and 2004 is as follows ($ in thousands):

	2006	2005	2004

Interest paid, including defeasance costs, net of amounts capitalized	$25,220	$8,295	$21,097
Income taxes paid (received), net of refunds	7,386	6,757	(1,487)
Non-cash Transactions:
Transfer from land to projects under development	4,783	20,336	228
Transfer from land to investment in joint venture	12,569	14,198	—
Transfer from land to operating properties	505	—	—
Transfer from projects under development to operating properties	100,740	51,539	169,937
Transfer from projects under development to land	3,198	7,005	682
Transfer from operating properties to land	7,250	—	—
Transfer from operating properties to held-for-sale property	1,470	—	—
Transfers related to venture formation (see Note 5 herein):
Projects under development to investment in joint venture	4,129	—	—
Operating properties to investment in joint venture	15,826	—	—
Accrued capital expenditures excluded from development and acquisition expenditures	4,964	19,897	5,192
Transfer from other assets to land	228	—	—
Transfer from other assets to projects under development	802	—	—
Transfer from other assets to investment in joint ventures, net of tax	863	—	—
Transfer from investment in joint ventures to other assets	9,376	—	—
SAB 51 gain, net of tax, recorded in investment in joint ventures and additional paid-in capital	453	354	—
Receipt of promissory note for expense reimbursement	—	514	—
Transfer from common stock and additional paid-in capital to unearned compensation for restricted stock grants, net of forfeitures	—	1,467	6,071
Transfer from land to residential lots under development	—	—	1,066
Transfer from investment in joint venture upon consolidation of 905 Juniper to:
Projects under development	—	(8,940)	—
Restricted cash	—	(1,098)	—
Notes and other receivables	—	(2,077)	—
Notes payable	—	2,548	—
Accounts payable and accrued liabilities	—	1,619	—
Minority interest	—	875	—
Investment in joint venture	—	7,073	—

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	RENTAL PROPERTY REVENUES

The Company’s leases typically contain escalation provisions and provisions requiring tenants to pay a pro rata share of operating expenses. The leases typically include renewal options and are classified and accounted for as operating leases.

At December 31, 2006, future minimum rentals to be received by consolidated entities under existing non-cancelable leases, excluding tenants’ current pro rata share of operating expenses, are as follows ($ in thousands):

	Office	Retail	Industrial	Total

2007	$52,527	$19,953	$1,073	$73,553
2008	58,680	20,682	1,146	80,508
2009	46,467	20,773	1,169	68,409
2010	41,686	20,871	1,192	63,749
2011	37,308	20,104	1,216	58,628
Subsequent to 2011	184,107	98,183	203	282,493

	$420,775	$200,566	$5,999	$627,340

13.	REPORTABLE SEGMENTS

The Company has four reportable segments: Office/Multi-Family, Retail, Land and Industrial. The Office division entered the multi-family development business in the fourth quarter of 2004 and changed its name to the Office/Multi-Family Division in the second quarter of 2005. The Office/Multi-Family Division develops leases and manages owned and third-party owned office buildings and invests in and/or develops for-sale multi-family real estate products. The Retail and Industrial Divisions develop, lease and manage retail and industrial centers, respectively. The Land Division owns various tracts of land that are held for investment or future development. The Land Division also develops single-family residential communities that are parceled into lots and sold to various home builders or sold as undeveloped tracts of land. A majority of the Company’s properties are located within the Southeastern United States. The Company’s reportable segments are categorized based on the type of product the division provides and the expertise of the division’s management and personnel. The divisions are managed separately because each product they provide has separate and distinct development issues, leasing and/or sales strategies and management issues. The divisions also match the manner in which the chief operating decision maker reviews results and information and allocates resources. The unallocated and other category in the following table includes general corporate overhead costs not specific to any segment and also includes interest expense, as financing decisions are not generally made at the reportable segment level.

In periods prior to 2006, the Company recorded reimbursements of salary and benefits of on-site employees pursuant to management agreements with third parties and unconsolidated joint ventures as reductions of general and administrative expenses. In 2006, the Company began recording these reimbursements in Fee Income on the Consolidated Statements of Income and reclassified prior period amounts to conform to the 2006 presentation. As a result, Fee Income and General and Administrative Expenses in total have increased by $15.1 million in 2005 and $13.2 million in 2004 when compared to amounts previously reported. Fee Income and General and Administrative Expenses from the Office/Multi-Family Division have increased by $15.0 million in 2005 and $13.2 million in 2004 when compared to amounts previously reported. Fee Income and General and Administrative Expenses from the Retail Division have increased by approximately $100,000 in 2005 and approximately $24,000 in 2004 when compared to amounts previously reported.

Company management evaluates the operating performance of its reportable segments based on funds from operations available to common stockholders (“FFO”). FFO is a supplemental operating performance measure used in the real estate industry. Prior to 2006, the Company calculated FFO in accordance with the National Association of Real Estate Investment Trusts’ (“NAREIT”) definition of FFO, which is net income available to common

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stockholders (computed in accordance with accounting principles generally accepted in the United States of America (“GAAP”)), excluding extraordinary items, cumulative effect of change in accounting principle and gains or losses from sales of depreciable property, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures to reflect FFO on the same basis. In 2005, the Company included $5.0 million in income from a real estate venture related to the sale of real estate in its NAREIT-defined calculation of FFO. The Company included this amount in FFO because based on the nature of the investment, the Company believes this income should not be considered gain on the sale of depreciable property. The Company presented the NAREIT-defined calculation and also presented an adjusted NAREIT-defined calculation of FFO to add back the losses on extinguishment of debt recognized in 2006 as described in Note 4 herein. The Company presented this additional measure of FFO because the losses on extinguishment of debt that the Company recognized related to a sale or an exchange of real estate, and all other amounts related to a sale or an exchange of real estate are excluded from FFO.

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

The tables below present information about the Company’s reportable segments for the years ended December 31, 2006, 2005 and 2004.

	Years Ended December 31,
Reconciliation to Consolidated Revenues	2006	2005	2004

Total revenues from consolidated entities for segment reporting	$189,209	$171,631	$173,723
Less: rental property revenues from discontinued operations	(19,348)	(21,613)	(38,274)

Total consolidated revenues	$169,861	$150,018	$135,449

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Office/Multi-	Retail	Land	Industrial	Unallocated
Year Ended December 31, 2006	Family Division	Division	Division	Division	and Other	Total
	(In thousands)

Rental property revenues — continuing	$60,325	$29,425	$—	$555	$—	$90,305
Rental property revenues — discontinued	9,825	8,668	—	—	—	18,493
Multi-family residential unit sales	23,134					23,134
Residential lot and outparcel sales	—	6,515	10,497	272	—	17,284
Leasing and management fees	29,334	1,547				30,881
Development fees	1,585	929	2,070	—	—	4,584
Other income — continuing	2,267	727	78	4	597	3,673
Other income — discontinued	—	855	—	—	—	855

Total revenues from consolidated entities	126,470	48,666	12,645	831	597	189,209

Rental property operating expenses — continuing	(26,957)	(8,997)	—	(149)	—	(36,103)
Rental property operating expenses — discontinued	(5,238)	(2,871)	—	—	—	(8,109)
Multi-family residential unit cost of sales	(19,403)	—	—	—	—	(19,403)
Residential lot and outparcel cost of sales	—	(5,287)	(7,248)	(216)	—	(12,751)
Third party leasing and management direct operating expenses	(18,717)	(404)	—	—	—	(19,121)
General and administrative expenses	(7,548)	(5,830)	(2,700)	(339)	(23,055)	(39,472)
Other expenses — continuing	(867)	(1,644)	(426)	(65)	(13,837)	(16,839)

Total costs and expenses	(78,730)	(25,033)	(10,374)	(769)	(36,892)	(151,798)

Provision for income taxes — continuing	—	—	—	—	(4,193)	(4,193)
Provision for income taxes from operations — discontinued	—	(2)	—	—	—	(2)
Minority interest in income from consolidated subsidiaries	(3,343)	(861)	—	74	—	(4,130)
Funds from operations from unconsolidated joint ventures
Unconsolidated joint venture revenues less operating expenses	16,100	5,367	—	—	—	21,467
Residential lot and outparcel sales, net	—	—	14,892	—	—	14,892
Multi-family residential sales, net	10,172	—	—	—	—	10,172
Other joint venture income, net	148	225	(665)	—	46	(246)

Total funds from operations from unconsolidated joint ventures	26,420	5,592	14,227	—	46	46,285
Gain on sale of undepreciated investment properties — continuing			2,481	—	—	2,481
Gain on sale of undepreciated investment properties — discontinued		11,867		—	—	11,867
Preferred stock dividends	—	—	—	—	(15,250)	(15,250)

Funds from operations available to common stockholders, excluding loss on extinguishment of debt	70,817	40,229	18,979	136	(55,692)	74,469

Loss on extinguishment of debt	—	—	—	—	(18,207)	(18,207)
Funds from operations available to common stockholders, as defined	70,817	40,229	18,979	136	(73,899)	56,262

Real estate depreciation and amortization
Continuing	(18,555)	(10,673)	—	(276)	—	(29,504)
Discontinued	(4,070)	(7,205)	—	—	—	(11,275)
Unconsolidated joint ventures	(5,659)	(2,578)	(582)	—	—	(8,819)

Total real estate depreciation and amortization	(28,284)	(20,456)	(582)	(276)	—	(49,598)
Gain on sale of depreciated investment properties, net of applicable income tax provision
Continuing	—	—	531	—	—	531
Discontinued	54,721	19,907	—	—	—	74,628
Unconsolidated joint ventures	134,561	1,057	—	—	—	135,618

Total gain on sale of depreciated investment properties, net of applicable income tax provision	189,282	20,964	531	—	—	210,777

Net income (loss) available to common stockholders	$231,815	$40,737	$18,928	$(140)	$(73,899)	$217,441

Total Assets (at year-end)	$614,135	$323,064	$149,996	$77,624	$31,934	$1,196,753

Investment in unconsolidated joint ventures (at year-end)	$43,881	$34,814	$103,223	$—	$—	$181,918

Consolidated Capital Expenditures	$267,375	$115,551	$75,914	$35,780	$—	$494,620

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Office/Multi-	Retail	Land	Industrial	Unallocated
Year Ended December 31, 2005	Family Division	Division	Division	Division	and Other	Total
	(In thousands)

Rental property revenues — continuing	$54,733	$24,490	$—	$—	$—	$79,223
Rental property revenues — discontinued	11,162	10,149	—	—	—	21,311
Multi-family residential unit sales	11,233	—	—	—	—	11,233
Residential lot and outparcel sales	—	7,004	14,929	—	—	21,933
Leasing and management fees	31,529	613	—	—	—	32,142
Development fees	1,193	600	1,264	—	—	3,057
Other income — continuing	1,277	561	77	—	515	2,430
Other income — discontinued	—	302	—	—	—	302

Total revenues from consolidated entities	111,127	43,719	16,270	—	515	171,631
Rental property operating expenses — continuing	(23,046)	(7,126)	—	—	—	(30,172)
Rental property operating expenses — discontinued	(5,774)	(4,119)	—	—	—	(9,893)
Multi-family residential unit cost of sales	(9,405)	—	—	—	—	(9,405)
Residential lot and outparcel cost of sales	—	(5,638)	(10,766)	—	—	(16,404)
Third party leasing and management direct operating expenses	(16,486)	(142)	—	—	—	(16,628)
General and administrative expenses	(6,946)	(3,205)	(1,774)	(153)	(27,113)	(39,191)
Other expenses — continuing	(410)	(338)	(691)	(12)	(11,917)	(13,368)

Total costs and expenses	(62,067)	(20,568)	(13,231)	(165)	(39,030)	(135,061)
Provision for income taxes — continuing	—	—	—	—	(7,756)	(7,756)
Provision for income taxes — discontinued	—	(126)	—	—	—	(126)
Minority interest in income from consolidated subsidiaries	(3,037)	—	—	—	—	(3,037)
Funds from operations from unconsolidated joint ventures
Unconsolidated joint venture revenues less operating expenses	22,764	2,072	—	—	—	24,836
Residential lot and outparcel sales, net	—	—	13,688	—	—	13,688
Multi-family residential sales, net	7,182	—	—	—	—	7,182
Other joint venture income, net	(65)	5,443	(560)	—	(2,662)	2,156

Total funds from operations from unconsolidated joint ventures	29,881	7,515	13,128	—	(2,662)	47,862
Gain on sale of undepreciated investment properties	590	—	14,893	—	—	15,483
Preferred stock dividends	—	—	—	—	(15,250)	(15,250)

Funds from operations available to common stockholders	76,494	30,540	31,060	(165)	(64,183)	73,746
Real estate depreciation and amortization
Continuing	(16,173)	(8,165)	—	—	—	(24,338)
Discontinued	(5,233)	(4,064)	—	—	—	(9,297)
Unconsolidated joint ventures	(7,467)	(821)	(554)	—	—	(8,842)

Total real estate depreciation and amortization	(28,873)	(13,050)	(554)	—	—	(42,477)
Gain on sale of depreciated investment properties, net of applicable income tax provision
Continuing	72	178	—	—	—	250
Discontinued	43	994	—	—	—	1,037
Unconsolidated joint ventures	1,935	—	—	—	—	1,935

Total gain on sale of depreciated investment properties, net of applicable income tax provision	2,050	1,172	—	—	—	3,222

Net income (loss) available to common stockholders	$49,671	$18,662	$30,506	$(165)	$(64,183)	$34,491

Total Assets (at year-end)	$572,684	$435,924	$130,862	$21,303	$27,501	$1,188,274

Investment in unconsolidated joint ventures (at year-end)	$98,850	$11,062	$107,320	$—	$—	$217,232

Consolidated Capital Expenditures	$79,381	$164,557	$8,971	$19,824	$—	$272,733

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Office/Multi-	Retail	Land	Industrial	Unallocated
Year Ended December 31, 2004	Family Division	Division	Division	Division	and Other	Total
	(In thousands)

Rental property revenues — continuing	$67,387	$16,997	$—	$—	$—	$84,384
Rental property revenues — discontinued	28,265	9,756	—	—	—	38,021
Multi-family residential unit sales	—	—	—	—	—	—
Residential lot and outparcel sales	—	1,400	15,300	—	—	16,700
Leasing and management fees	25,884	510	—	—	—	26,394
Development fees	1,147	800	1,363	—	—	3,310
Other income — continuing	2,090	42	—	—	2,528	4,660
Other income — discontinued	38	215	—	—	—	253

Total revenues from consolidated entities	124,811	29,720	16,663	—	2,528	173,722
Rental property operating expenses — continuing	(24,570)	(3,819)	—	—	—	(28,389)
Rental property operating expenses — discontinued	(9,648)	(3,705)	—	—	—	(13,353)
Multi-family residential unit cost of sales	—	—	—	—	—	—
Residential lot and outparcel cost of sales	—	(929)	(11,078)	—	—	(12,007)
Third party leasing and management direct operating expenses	(13,414)	(24)	—	—	—	(13,438)
General and administrative expenses	(15,603)	(6,639)	(2,710)	(674)	(7,865)	(33,491)
Other expenses — continuing	(430)	(831)	(674)	(69)	(17,219)	(19,223)
Other expenses — discontinued	—	—	—	—	(6,475)	(6,475)

Total costs and expenses	(63,665)	(15,947)	(14,462)	(743)	(31,559)	(126,376)
Provision for income taxes	—	—	—	—	(2,744)	(2,744)
Minority interest in income from consolidated subsidiaries	(1,411)	(6)	—	—	—	(1,417)
Funds from operations from unconsolidated joint ventures
Unconsolidated joint venture revenues less operating expenses	46,865	2,011	—	—	—	48,876
Residential lot and outparcel sales, net	—	—	8,869	—	—	8,869
Multi-family residential sales, net	—	—	—	—	—	—
Impairment loss on depreciable property	(209)	—	—	—	—	(209)
Other joint venture income, net	—	—			(13,428)	(13,428)

Total funds from operations from unconsolidated joint ventures	46,656	2,011	8,869	—	(13,428)	44,108
Gain on sale of undepreciated investment properties	14,796	1,386	13,445	—	—	29,627
Preferred stock dividends	—	—	—	—	(8,042)	(8,042)

Funds from operations available to common stockholders	121,187	17,164	24,515	(743)	(53,245)	108,878
Real estate depreciation and amortization Continuing	(21,698)	(5,765)	—	—	—	(27,463)
Discontinued	(7,160)	(5,254)	—	—	—	(12,414)
Unconsolidated joint ventures	(14,900)	(891)	(89)	—	—	(15,880)

Total real estate depreciation and amortization	(43,758)	(11,910)	(89)	—	—	(55,757)
Gain on sale of depreciated investment properties, net of applicable income tax provision
Continuing	80,587	7,231	—	—	611	88,429
Discontinued	79,725	2,202	—	—	—	81,927
Unconsolidated joint ventures	176,265	—	—	—	—	176,265

Total gain on sale of depreciated investment properties, net of applicable income tax provision	336,577	9,433	—	—	611	346,621

Net income (loss) available to common stockholders	$414,006	$14,687	$24,426	$(743)	$(52,634)	$399,742

Total Assets (at year-end)	$528,752	$283,778	$105,822	$384	$108,256	$1,026,992

Investment in unconsolidated joint ventures (at year-end)	$115,584	$12,320	$71,329	$—	$—	$199,233

Consolidated Capital Expenditures	$67,434	$87,756	$28,751	$—	$—	$183,941

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	PROFIT SHARING/401(K) PLAN

The Company has a 401(k) plan which covers active regular employees. Employees are eligible under this plan immediately upon hire, and pre-tax contributions are allowed up to the limits set by the Internal Revenue Service. The Company has a profit sharing plan which covers active regular employees who work a minimum of 1,000 hours per year. The Compensation, Nominating and Governance Committee of the Board of Directors makes an annual, discretionary determination of the percentage contribution of an eligible employees’ compensation that will be made by the Company into the profit sharing plan. In order to be an eligible employee, the employee must, among other factors, be an active employee on both January 1 and December 31 of that plan year. The Company contributed or plans to contribute approximately $3.2 million, $2.7 million and $2.6 million to the profit sharing plan for the 2006, 2005 and 2004 plan years, respectively.

15.	SAB NO. 108

As discussed in Note 2, the Company adopted SAB 108 effective December 31, 2006. As permitted by SAB 108, the Company adjusted retained earnings as of January 1, 2006 for the cumulative effect of the following misstatements from prior years:

Deferred Tax Liability

In prior years, the Company did not reduce its taxable income at CREC for goodwill written off in connection with the sale of certain office properties. These errors resulted in an overstatement of the Company’s deferred tax liability.

Investment in Unconsolidated Joint Ventures

In 2004, the Company maintained its investment in Verde under the cost method and, accordingly, did not record the Company’s share of losses incurred by Verde. The Company later determined that it should account for Verde under the equity method, and began recognizing equity in earnings from this entity in 2005 but did not adjust for the Company’s share of Verde’s losses in 2004. As a result, the Company’s investment in Verde was overstated.

Compensated Absences

In prior years, the Company had no established accrual for earned but unpaid compensated absences. As a result, the Company’s accrued liabilities were understated.

Impact of Adjustments

The impact of each of the items noted above on retained earnings as of January 1, 2006 is presented below (in thousands):

	Deferred	Investment in
	Tax	Unconsolidated	Vacation
	Liability	Joint Ventures	Accrual	Total

Investment in unconsolidated joint ventures, net of tax	$—	$(260)	$—	$(260)
Accounts payable and accrued liabilities	(2,827)	—	213	(2,614)

Cumulative undistributed net income	$2,827	$(260)	$(213)	$2,354

******

SCHEDULE III
(PAGE 1 of 5)

COUSINS PROPERTIES INCORPORATED AND CONSOLIDATED ENTITIES

REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2006
($ in thousands)

				Costs Capitalized		Gross Amount at Which
		Initial Cost		Subsequent		Carried at
		to Company		to Acquisition		End of Period						Life on
					Buildings		Buildings					Which De-
					and		and					preciation
		Land		Land	Improvements		Improvements		Accumu-	Date of		in 2006
		and	Buildings	and	Less Cost		Less Cost		lated	Construc-		Statement
		Improve-	and	Improve-	of Sales	Land and	of Sales	Total	Deprecia-	tion/	Date	of Income
Description	Encumbrances	ments	Improvements	ments	and Other	Improvements	and Other	(a)	tion(a)	Renovation	Acquired	is Computed(b)

LAND HELD FOR INVESTMENT OR FUTURE DEVELOPMENT
North Point Land — Suburban Atlanta, GA	—	$10,294	$—	$23,004	$(28,098)	$33,298	$(28,098)	$5,200	$—	—	1970-1985	—
Terminus Land — Atlanta, GA	—	18,745	—	5,820	—	24,565	—	24,565	—	—	2005	—
King Mill Distribution Park — Suburban Atlanta, GA	—	10,528	—	1,507	—	12,035	—	12,035	—	—	2005	—
Jefferson Mill Business Park — Suburban Atlanta, GA	—	14,223	—	—	(196)	14,223	(196)	14,027	—	—	2006	—
Lakeside Ranch Business Park — Dallas, TX	—	6,328	—	71	—	6,399	—	6,399	—	—	2006	—
615 Peachtree Street — Atlanta, GA	—	4,740	7,229	—	(1,925)	10,044	—	10,044	—	—	1996	—
Wildwood Land — Suburban Atlanta, GA	—	10,214	—	4,961	(14,292)	15,175	(14,292)	883	—	—	1971-1989	—
Round Rock/ Austin, Texas Land — Austin, TX	—	12,802	—	4,283	—	17,085	—	17,085	—	—	2005	—
Land Adjacent to The Avenue Carriage Crossing — Memphis, TN	—	4,816	—	1,368	(1,285)	6,184	(1,285)	4,899	—	—	2004	—
505, 511, 555 and 557 Peachtree Street — Atlanta, GA	—	6,253	—	—	—	6,253	—	6,253	—	—	2004/2006	—

Total Land Held for Investment or Future Development	—	98,943	7,229	41,014	(45,796)	145,261	(43,871)	101,390	—

OPERATING PROPERTIES
Office & Medical Office
Inforum — Atlanta, GA	—	5,226	67,370	—	7,239	5,226	74,609	79,835	41,411	—	1999	25 Years
Galleria 75 — Atlanta, GA	—	6,673	4,743	—	318	6,673	5,061	11,734	1,501	—	2004	25 Years
The Points of Waterview — Dallas, TX	18,183	2,558	22,910	—	4,926	2,558	27,836	30,394	8,019	—	2000	25 Years

SCHEDULE III
(PAGE 2 of 5)

COUSINS PROPERTIES INCORPORATED AND CONSOLIDATED ENTITIES

REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2006
($ in thousands)

					Costs Capitalized		Gross Amount at Which
			Initial Cost		Subsequent		Carried at
			to Company		to Acquisition		End of Period						Life on
						Buildings		Buildings					Which De-
						and		and					preciation
			Land		Land	Improvements		Improvements		Accumu-	Date of		in 2006
			and	Buildings	and	Less Cost		Less Cost		lated	Construc-		Statement
			Improve-	and	Improve-	of Sales	Land and	of Sales	Total	Deprecia-	tion/	Date	of Income
Description	Encumbrances		ments	Improvements	ments	and Other	Improvements	and Other	(a)	tion(a)	Renovation	Acquired	is Computed(b)

Office and Medical Office (continued)
Lakeshore Park Plaza — Birmingham, AL	$9,082		$3,362	$12,261	$—	$2,474	$3,362	$14,735	$18,097	$4,122	—	1998	30 Years
600 University Park Place — Birmingham, AL	13,168		1,899	—	—	16,700	1,899	16,700	18,599	4,331	1998	1998	30 Years
333 North Point Center East — Suburban Atlanta, GA	29,571	(c)	551	—	—	12,905	551	12,905	13,456	4,712	1996	1996	30 Years
555 North Point Center East — Suburban Atlanta, GA	—(c	)	368	—	—	17,224	368	17,224	17,592	5,006	1998	1998	30 Years
One Georgia Center — Atlanta, GA	—		9,267	27,079	—	5,790	9,267	32,869	42,136	6,569	—	2000	30 Years
3100 Windy Hill Road — Atlanta, GA	—		309	17,005	—	—	309	17,005	17,314	6,869	1997	1997	25 Years
3301 Windy Ridge Parkway — Atlanta, GA	—		20	—	478	11,915	498	11,915	12,413	7,064	1984	1984	40 Years
100 North Point Center East — Atlanta, GA	22,365	(d)	1,475	9,625	—	1,503	1,475	11,128	12,603	3,134	—	2003	25 Years
200 North Point Center East — Suburban Atlanta, GA	—(d	)	1,726	7,920	—	1,118	1,726	9,038	10,764	1,834	—	2003	25 Years
Cosmopolitan Center — Atlanta, GA	—		9,465	2,581	—	—	9,465	2,581	12,046	242	—	2006	24 Years
191 Peachtree Tower(e) — Atlanta, GA	—		5,355	141,012	—	—	5,355	141,012	146,367	1,978	—	2006	40 Years
Meridian Mark Plaza — Atlanta, GA	23,602		2,200	—	19	23,738	2,219	23,738	25,957	8,474	1997	1997	30 Years
Inhibitex — Suburban Atlanta, GA	—		675	—	—	5,959	675	5,959	6,634	611	2004	2004	30 Years
AtheroGenics — Suburban Atlanta, GA	—		200	—	—	7,455	200	7,455	7,655	4,149	1998	1998	30 Years

Total Office and Medical Office	115,971		51,329	312,506	497	119,264	51,826	431,770	483,596	110,026

SCHEDULE III
(PAGE 3 of 5)

COUSINS PROPERTIES INCORPORATED AND CONSOLIDATED ENTITIES

REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2006
($ in thousands)

				Costs Capitalized		Gross Amount at Which
		Initial Cost		Subsequent		Carried at
		to Company		to Acquisition		End of Period						Life on
					Buildings		Buildings					Which De-
					and		and					preciation
		Land		Land	Improvements		Improvements		Accumu-	Date of		in 2006
		and	Buildings	and	Less Cost		Less Cost		lated	Construc-		Statement
		Improve-	and	Improve-	of Sales	Land and	of Sales	Total	Deprecia-	tion/	Date	of Income
Description	Encumbrances	ments	Improvements	ments	and Other	Improvements	and Other	(a)	tion(a)	Renovation	Acquired	is Computed(b)

Retail
The Avenue Carriage Crossing — Memphis, TN	$—	$10,425	$—	$—	$80,467	$10,425	$80,467	$90,892	$5,421	2004	2004	30 Years
North Point Stand Alone Retail Sites — Suburban Atlanta, GA	—	4,559	—	(1,482)	(1,465)	3,077	(1,465)	1,612	142	—	1993	10-24 Years

Total Retail	—	14,984	—	(1,482)	79,002	13,502	79,002	92,504	5,563

Industrial
King Mill Distribution Park — Building A — Suburban Atlanta, GA	2,625	1,943	—	195	11,472	2,138	11,472	13,610	276	2005	2005	30 Years

Total Operating Properties	118,596	68,256	312,506	(790)	209,738	67,466	522,244	589,710	115,865

PROJECTS UNDER DEVELOPMENT
Office
Terminus 100 — Atlanta, GA	—	14,473	—	—	99,091	14,473	99,091	113,564	—	2005	2005	—

Retail
The Avenue Webb Gin — Suburban Atlanta, GA	—	11,583	—	—	58,174	11,583	58,174	69,757	775	2005	2005	30 years
The Avenue Carriage Crossing — Phase I Expansion — Memphis, TN	—	813	—	—	1,991	813	1,991	2,804	—	2006	2004	—
San Jose MarketCenter — San Jose, CA	—	39,121	—	—	40,837	39,121	40,837	79,958	1,129	2005	2005	30 years

Total Retail	—	51,517	—	—	101,002	51,517	101,002	152,519	1,904

SCHEDULE III
(PAGE 4 of 5)

COUSINS PROPERTIES INCORPORATED AND CONSOLIDATED ENTITIES

REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2006
($ in thousands)

				Costs Capitalized		Gross Amount at Which
		Initial Cost		Subsequent		Carried at
		to Company		to Acquisition		End of Period						Life on
					Buildings		Buildings					Which De-
					and		and					preciation
		Land		Land	Improvements		Improvements		Accumu-	Date of		in 2006
		and	Buildings	and	Less Cost		Less Cost		lated	Construc-		Statement
		Improve-	and	Improve-	of Sales	Land and	of Sales	Total	Deprecia-	tion/	Date	of Income
Description	Encumbrances	ments	Improvements	ments	and Other	Improvements	and Other	(a)	tion(a)	Renovation	Acquired	is Computed(b)

Industrial

Lakeside Ranch Business Park — Building 20 — Dallas, TX	$—	$5,241	$—	$—	$13,168	$5,241	$13,168	$18,409	$—	2006	2006	—
King Mill Distribution Park — Building 3B — Suburban Atlanta, GA	1,815	1,943	—	—	7,588	1,943	7,588	9,531	—	2005	2005	—
Jefferson Mill Business Park Building A — Suburban Atlanta, GA	1,432	1,287	—	—	6,976	1,287	6,976	8,263	—	2006	2006	—

Total Industrial	3,247	8,471	—	—	27,732	8,471	27,732	36,203	—

Total Projects Under Development	3,247	74,461	—	—	227,825	74,461	227,825	302,286	1,904

RESIDENTIAL LOTS UNDER DEVELOPMENT
River’s Call — Suburban Atlanta, GA	—	2,001	—	10,904	(12,078)	12,905	(12,078)	827	—	2000	1971-1989	—
The Lakes at Cedar Grove — Suburban Atlanta, GA	—	4,720	—	28,988	(28,240)	33,708	(28,240)	5,468	—	2001	2001	—
Blalock Lakes — Newnan, GA	—	17,657	—	—	—	17,657	—	17,657	—	2006	2006	—
Longleaf at Callaway — Pine Mountain, GA	309	2,098	—	6,594	(6,604)	8,692	(6,604)	2,088	—	2002	2002	—
Callaway Gardens — Pine Mountain, GA	—	1,584	—	—	—	1,584	—	1,584	—	2006	2006	—

Total Residential Lots Under Development	309	28,060	—	46,486	(46,922)	74,546	(46,922)	27,624	—

	$122,152	$269,720	$319,735	$86,710	$344,845	$361,734	$659,276	$1,021,010	$117,769

SCHEDULE III
(PAGE 5 of 5)

COUSINS PROPERTIES INCORPORATED AND CONSOLIDATED ENTITIES

REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2006
($ in thousands)

NOTES:

(a)	Reconciliations of total real estate carrying value and accumulated depreciation for the three years ended December 31, 2006 are as follows:

	Real Estate			Accumulated Depreciation
	2006	2005	2004	2006	2005	2004

Balance at beginning of period	$1,047,139	$815,798	$1,041,964	$159,326	$140,352	$163,203
Additions during the period:
Improvements and other capitalized costs	480,705	292,630	186,753	—	—	—
Provision for depreciation	—	—	—	40,898	33,763	39,934

	480,705	292,630	186,753	40,898	33,763	39,934

Deductions during the period:
Cost of real estate sold	(456,250)	(43,075)	(411,700)	(63,306)	(68)	(62,482)
Write-off of fully depreciated assets	(15,849)	(15,423)	(1,161)	(15,849)	(15,423)	(1,161)
Transfers between account categories(f)	(34,735)	(2,791)	(58)	(3,404)	—	—
Amortization of rent adjustments	—	—	—	104	702	858

	(506,834)	(61,289)	(412,919)	(82,455)	(14,789)	(62,785)

Balance at the end of period	$1,021,010	$1,047,139	$815,798	$117,769	$159,326	$140,352

(b)	Buildings and improvements are depreciated over 25 to 40 years. Leasehold improvements and other capitalized leasing costs are depreciated over the life of the asset or the term of the lease, whichever is shorter.

(c)	333 and 555 North Point Center East were financed together with such properties being collateral for one recourse mortgage note payable.

(d)	100 and 200 North Point Center East were financed together with such properties being collateral for one non-recourse mortgage note payable.

(e)	191 Peachtree Tower is treated as an operating property for financial reporting purposes, but is treated as a redevelopment project by the Company. Therefore this property is included on both the list of development projects and operating properties included in Item 2 of this Form 10-K, but included only as an operating property in this Schedule III. In addition, certain intangible assets related to the purchase of this property are included in other assets and not in the above table.

(f)	Transfers between account categories in 2006 were mainly comprised of assets which the Company owned and which were recorded within properties in the prior years but were contributed to joint ventures in 2006.