Form 10-Q
period 2007-03-31
COUSINS PROPERTIES INC
filed 2007-05-09
CIK 25232

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 0-3576
COUSINS PROPERTIES INCORPORATED
(Exact name of registrant as specified in its charter)

GEORGIA	58-0869052
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

191 Peachtree Street, Suite 3600, Atlanta, Georgia	30303-1740
(Address of principal executive offices)	(Zip Code)
(404) 407-1000
(Registrant’s telephone number, including area code)
2500 Windy Ridge Parkway, Atlanta, Georgia, 30339-5683
(Former Name or Former Address, if Changed Since Last Report)
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
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2007

Common Stock, $1 par value per share	52,026,939 shares

FORWARD-LOOKING STATEMENTS
     Certain matters contained in this report are forward-looking statements within the meaning of the federal securities laws and are subject to uncertainties and risks. These include, but are not limited to, general and local economic conditions, local real estate conditions, the activity of others developing competitive projects, the risks associated with development projects (such as delay, cost overruns and leasing/sales risk of new properties), the cyclical nature of the real estate industry, the financial condition of existing tenants, interest rates, the Company’s ability to obtain favorable financing or zoning, environmental matters, the effects of terrorism, the ability of the Company to close properties under contract and other risks detailed from time to time in the Company’s filings with the Securities and Exchange Commission, including those described in Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The words “believes,” “expects,” “anticipates,” “estimates” and similar expressions are intended to identify forward-looking statements. Although the Company believes that its plans, intentions and expectations reflected in any forward-looking statements are reasonable, the Company can give no assurance that such plans, intentions or expectations will be achieved. Such forward-looking statements are based on current expectations and speak as of the date of such statements. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of future events, new information or otherwise.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share and per share amounts)

	March 31,	December 31,
	2007	2006
ASSETS
PROPERTIES:
Operating properties, net of accumulated depreciation of $124,651 and $115,723 in 2007 and 2006, respectively	$556,051	$472,375
Operating properties held-for-sale	—	1,470
Land held for investment or future development	98,472	101,390
Projects under development	297,191	300,382
Residential lots under development	29,905	27,624

Total properties	981,619	903,241

CASH AND CASH EQUIVALENTS	8,641	11,538
RESTRICTED CASH	2,937	2,824
NOTES AND OTHER RECEIVABLES, net of allowance for doubtful accounts of $631 and $501 in 2007 and 2006, respectively	32,187	32,138
INVESTMENT IN UNCONSOLIDATED JOINT VENTURES	186,228	181,918
OTHER ASSETS	58,949	65,094

TOTAL ASSETS	$1,270,561	$1,196,753

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
NOTES PAYABLE	$367,681	$315,149
ACCOUNTS PAYABLE AND ACCRUED LIABILITIES	60,294	55,538
DEFERRED GAIN	166,694	154,104
DEPOSITS AND DEFERRED INCOME	2,348	2,062

TOTAL LIABILITIES	597,017	526,853

MINORITY INTERESTS	46,127	43,985

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS’ INVESTMENT:
Preferred stock, 20,000,000 shares authorized, $1 par value:
7.75% Series A cumulative redeemable preferred stock, $25 liquidation preference; 4,000,000 shares issued and outstanding	100,000	100,000
7.50% Series B cumulative redeemable preferred stock, $25 liquidation preference; 4,000,000 shares issued and outstanding	100,000	100,000
Common stock, $1 par value, 150,000,000 shares authorized, 54,709,961 and 54,439,310 shares issued in 2007 and 2006, respectively	54,710	54,439
Additional paid-in capital	342,991	336,974
Treasury stock at cost, 2,691,582 shares	(64,894)	(64,894)
Cumulative undistributed net income	94,610	99,396

TOTAL STOCKHOLDERS’ INVESTMENT	627,417	625,915

TOTAL LIABILITIES AND STOCKHOLDERS’ INVESTMENT	$1,270,561	$1,196,753

See accompanying notes to condensed consolidated financial statements.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands, except per share amounts)

	Three Months Ended March 31,
	2007	2006
REVENUES:
Rental property revenues	$24,437	$22,759
Fee income	8,066	8,381
Multi-family residential unit sales	—	6,579
Residential lot and outparcel sales	1,426	4,505
Interest and other	3,679	2,662

	37,608	44,886

COSTS AND EXPENSES:
Rental property operating expenses	10,222	8,566
General and administrative expenses	14,690	13,576
Depreciation and amortization	9,520	8,156
Multi-family residential unit cost of sales	—	5,358
Residential lot and outparcel cost of sales	1,208	3,203
Interest expense	—	3,613
Other	360	454

	36,000	42,926

INCOME FROM CONTINUING OPERATIONS BEFORE TAXES, MINORITY INTEREST AND INCOME FROM UNCONSOLIDATED JOINT VENTURES	1,608	1,960

BENEFIT (PROVISION) FOR INCOME TAXES FROM OPERATIONS	1,027	(2,370)

MINORITY INTEREST IN INCOME OF CONSOLIDATED SUBSIDIARIES	(862)	(1,078)

INCOME FROM UNCONSOLIDATED JOINT VENTURES	3,708	12,123

INCOME FROM CONTINUING OPERATIONS BEFORE GAIN ON SALE OF INVESTMENT PROPERTIES	5,481	10,635

GAIN ON SALE OF INVESTMENT PROPERTIES, NET OF APPLICABLE INCOME TAX PROVISION	4,440	805

INCOME FROM CONTINUING OPERATIONS	9,921	11,440

DISCONTINUED OPERATIONS, NET OF APPLICABLE INCOME TAX PROVISION:
Income from discontinued operations	135	577
Gain on sale of investment properties	8,164	191

	8,299	768

NET INCOME	18,220	12,208

DIVIDENDS TO PREFERRED STOCKHOLDERS	(3,813)	(3,813)

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$14,407	$8,395

PER SHARE INFORMATION — BASIC:
Income from continuing operations	$0.12	$0.15
Income from discontinued operations	0.16	0.02

Basic net income available to common stockholders	$0.28	$0.17

PER SHARE INFORMATION — DILUTED:
Income from continuing operations	$0.11	$0.15
Income from discontinued operations	0.16	0.01

Diluted net income available to common stockholders	$0.27	$0.16

CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.37	$0.37

WEIGHTED AVERAGE SHARES	51,719	50,289

DILUTED WEIGHTED AVERAGE SHARES	53,596	52,002

See accompanying notes to condensed consolidated financial statements.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$18,220	$12,208
Adjustments to reconcile net income to net cash flows provided by operating activities:
Gain on sale of investment properties, net of income tax provision	(12,604)	(996)
Depreciation and amortization	9,520	10,823
Amortization of deferred financing costs	260	264
Stock-based compensation	1,486	1,812
Effect of recognizing rental revenues on a straight-line or market basis	425	(1,119)
Income from unconsolidated joint ventures less than (in excess of) operating distributions	(1,617)	4,790
Residential lot, outparcel and multi-family cost of sales, net of closing costs paid	1,192	8,495
Residential lot, outparcel and multi-family acquisition and development expenditures	(4,203)	(7,131)
Income tax benefit from stock options	(728)	(104)
Minority interest in income of consolidated subsidiaries	862	1,078
Changes in other operating assets and liabilities:
Change in other receivables	(1,820)	(7,621)
Change in accounts payable and accrued liabilities	(1,867)	2,270

Net cash provided by operating activities	9,126	24,769

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from investment property sales	21,280	1,250
Proceeds from venture formation	15,752	—
Property acquisition and development expenditures	(77,616)	(88,461)
Investment in unconsolidated joint ventures	(2,325)	(2,183)
Distributions from unconsolidated joint ventures in excess of income	1,447	6,329
Proceeds from (investment in) notes receivable	2,007	(1,157)
Change in other assets, net	(5,978)	(207)
Change in restricted cash	(113)	(232)

Net cash used in investing activities	(45,546)	(84,661)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit and construction facilities	688,200	328,299
Repayment of credit and construction facilities	(635,700)	(249,268)
Payment of loan issuance costs	(269)	(1,849)
Proceeds from other notes payable or construction loans	660	5,917
Repayment of other notes payable or construction loans	(628)	(1,282)
Common stock issued, net of expenses	4,074	1,061
Income tax benefit from stock options	728	104
Common dividends paid	(19,194)	(18,760)
Preferred dividends paid	(3,813)	(3,813)
Contributions from minority partners	116	—
Distributions to minority partners	(651)	(374)

Net cash provided financing activities	33,523	60,035

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,897)	143
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	11,538	9,336

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$8,641	$9,479

See accompanying notes to condensed consolidated financial statements.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
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
          The condensed consolidated financial statements are unaudited and were prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, these financial statements reflect all adjustments necessary (which adjustments are of a normal and recurring nature) for the fair presentation of the Company’s financial position as of March 31, 2007 and results of operations for the three month periods ended March 31, 2007 and 2006. Results of operations for the three months ended March 31, 2007 are not necessarily indicative of results expected for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. These condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The accounting policies employed are materially the same as those shown in Note 2 to the consolidated financial statements included in such Form 10-K.
          Reclassifications
          In periods prior to the fourth quarter of 2006, the Company recorded reimbursements of salary and benefits of on-site employees pursuant to management agreements with third parties and unconsolidated joint ventures as reductions of general and administrative expenses. In the fourth quarter of 2006, the Company determined that these amounts should be recorded as revenues in accordance with Emerging Issues Task Force (“EITF”) No. 99-19 and, accordingly, began recording these reimbursements in Fee Income on the Condensed Consolidated Statements of Income. Prior periods have been revised to conform to this new presentation. As a result, Fee Income and General and Administrative Expenses have increased by $3.6 million in the first quarter of 2006 when compared to amounts previously reported.
          New Accounting Pronouncement
          Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainties in Income Taxes” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for recognizing tax return positions in the financial statements as those which are “more-likely-than-not” to be sustained upon examination by the taxing authority. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting for income tax uncertainties in interim periods and the level of disclosures associated with any recorded income tax uncertainties. The Company believes that all of its material income tax filing positions and deductions would be sustained upon audit under current tax laws and regulations. Therefore, the Company recorded no reserves and no cumulative effect adjustment in the financial statements in conjunction with the adoption of FIN 48, and there was no impact on the Company’s financial position, results of operations or cash flows.
2. CASH FLOWS SUPPLEMENTAL INFORMATION
     The following table summarizes supplemental information related to cash flows ($ in thousands):

	Three Months Ended March 31,
	2007	2006
Interest paid, net of amounts capitalized	$—	$3,036
Income taxes paid, net of refunds	—	1,094

Non-Cash Transactions
Transfer from operating properties to land	2,392	7,250
Transfer from projects under development to operating properties	80,730	—
Transfer from other assets to projects under development	11,785	—
Transfer from other assets to operating properties	323	—
Accrued capital expenditures excluded from development and acquisition expenditures	3,881	974
Transfer from land to projects under development	—	2,923
Transfer from other assets to land	—	228
3.	NOTES PAYABLE, INTEREST EXPENSE AND COMMITMENTS AND CONTINGENCIES
          The following table summarizes the terms and amounts of the notes payable outstanding at March 31, 2007 and December 31, 2006 ($ in thousands):

		Term/
		Amortization		Outstanding at
	Interest	Period	Final	March 31,	December 31,
Description	Rate	(Years)	Maturity	2007	2006
Credit facility (a maximum of $400,000), unsecured	LIBOR + 0.8% to 1.3%	4/N/A	3/07/10	$169,800	$128,200
Construction facility (a maximum of $100,000), unsecured	LIBOR + 0.8% to 1.3%	4/N/A	3/07/10	75,600	64,700
333/555 North Point Center East mortgage note	7.00%	10/25	11/01/11	29,398	29,571
Meridian Mark Plaza mortgage note	8.27%	10/28	9/01/10	23,503	23,602
100/200 North Point Center East mortgage note	7.86%	10/25	8/01/07	22,230	22,365
The Points at Waterview mortgage note	5.66%	10/25	1/01/16	18,094	18,183
600 University Park Place mortgage note	7.38%	10/30	8/10/11	13,121	13,168
Lakeshore Park Plaza mortgage note	6.78%	10/25	11/01/08	9,009	9,082
King Mill Project I member loan (a maximum of $2,849)	9.00%	3/N/A	8/30/08	2,666	2,625
King Mill Project I second member loan (a maximum of $2,349)	9.00%	3/N/A	6/26/09	1,850	1,815
Jefferson Mill Project member loan (a maximum of $3,156)	9.00%	3/N/A	9/13/09	2,016	1,432
Other miscellaneous notes	Various	Various	Various	394	406

				$367,681	$315,149

     The Company had $169.8 million drawn on its unsecured credit facility as of March 31, 2007 and, net of $1.1 million reserved for outstanding letters of credit, the Company had $229.1 million available for future borrowings under this facility. The Company had $75.6 million drawn on its construction facility as of March 31, 2007, with $24.4 million available for future borrowings under this facility.
     For the three months ended March 31, 2007 and 2006, interest expense was recorded as follows ($ in thousands):

	Three Months Ended
	March 31,
	2007	2006
Incurred	$6,091	$8,654
Capitalized	(6,091)	(5,041)

Expensed	$—	$3,613

     At March 31, 2007, the Company had outstanding letters of credit and performance bonds of $21.2 million. The Company has several projects under development and redevelopment for which it estimates total future funding commitments of $421.4 million at March 31, 2007. Additionally, the Company has future obligations as a lessor of office, retail and industrial space to fund approximately $11.1 million of tenant improvements as of March 31, 2007. As a lessee, the Company has future obligations under ground and office leases of approximately $16.5 million at March 31, 2007.
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
     Weighted average shares-basic and weighted average shares-diluted were as follows (in thousands):

	Three Months Ended
	March 31,
	2007	2006
Weighted-average shares-basic	51,719	50,289
Dilutive potential common shares:
Stock options	1,841	1,562
Restricted stock	36	151

Weighted-average shares-diluted	53,596	52,002

Weighted-average anti-dilutive options not included	—	906

5. STOCK-BASED COMPENSATION
     The Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 123(R), “Share-Based Payment,” on January 1, 2006, using the modified prospective method. SFAS 123(R) requires that companies recognize as compensation expense the grant date fair value of share-based awards over the required service period of the awards. The Company has several types of stock-based compensation — stock options, restricted stock and restricted stock units — which are described in Note 7 of “Notes to Consolidated Financial Statements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The Company uses the Black-Scholes model to value its new stock option grants under SFAS 123(R) and recognizes compensation expense in general and administrative expense in the Condensed Consolidated Statements of Income over the related awards’ vesting period. A portion of share-based payment expense is capitalized to projects under development in accordance with SFAS No. 67. SFAS 123(R) also requires the Company to estimate forfeitures in calculating the expense related to stock-based compensation, and to reflect the benefits of tax deductions in excess of recognized compensation cost to be reported as both a financing cash inflow and an operating cash outflow.
     The Company expensed approximately $1.6 million and $1.4 million in the first quarter of 2007 and 2006, respectively, for stock-based compensation, after the effect of capitalization to projects under development and income tax benefit. As of March 31, 2007, the Company had $19.7 million of total unrecognized compensation cost related to stock-based compensation, which will be recognized over a weighted average period of 2.8 years.
     The Company estimates the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model. The risk free interest rate utilized in the Black-Scholes calculation is the interest rate on U.S. Government Bonds and Notes having the same life as the estimated life of the Company’s option awards. Expected life of the options granted was computed using historical data reflecting actual hold periods plus an estimated hold period for unexercised options outstanding using the mid-point between 2007 and the expiration date. Expected volatility is based on the historical volatility of the Company’s stock over a period relevant to the related stock option grant. The assumed dividend yield is based on the annual dividend rate for regular dividends at the time of grant. Below are the Black-Scholes inputs used to calculate the weighted-average fair value of 2007 option grants:

	Three Months Ended
	March 31, 2007
Assumptions:
Risk free interest rate		4.57%
Expected life	6.60	years
Expected volatility		21.07%
Expected dividend yield		4.68%

Result:
Weighted-average fair value of options granted		$5.08
     The following table summarizes stock option activity during the three months ended March 31, 2007:

				Weighted-
			Aggregate	Average
	Number of	Weighted- Average	Intrinsic	Remaining
	Options	Exercise	Value	Contractual
	(in thousands)	Price	(in thousands)	Life (years)
Outstanding at December 31, 2006	6,117	$23.27
Granted	48	32.86
Exercised	(284)	15.97
Forfeited	(44)	30.82

Outstanding at March 31, 2007	5,837	$23.65	$53,741	6.62

Exercisable at March 31, 2007	3,850	$20.00	$49,519	5.52

     The total intrinsic value of options exercised during the three months ended March 31, 2007 and 2006 was $5.9 million and $1.2 million, respectively.
     The following table summarizes restricted stock activity during the three months ended March 31, 2007:

	Number of	Weighted- Average
	Shares	Grant Date
	(in thousands)	Fair Value
Non-vested stock at December 31, 2006	164	$30.39
Vested	(8)	30.44
Forfeited	(3)	31.04

Non-vested stock at March 31, 2007	153	$30.38

     Restricted stock units (“RSU”) are accounted for as liability awards under SFAS 123(R) and employees are paid cash based upon the value of the Company’s stock upon vesting. The following table summarizes RSU activity for the three months ended March 31, 2007 (in thousands):

Outstanding at December 31, 2006	477
Granted	5
Vested	(1)
Forfeited	(7)

Outstanding at March 31, 2007	474

6. PROPERTY TRANSACTIONS
     SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” requires that the gains and losses from the disposition of certain real estate assets and the related historical results of operations of certain disposed of or held-for-sale assets be included in a separate section, discontinued operations, in the statements of income for all periods presented. SFAS No. 144 also requires that assets and liabilities of held-for-sale properties, as defined, be separately categorized on the balance sheet in the period that they are deemed held-for-sale.
     In 2006, the Company sold Frost Bank Tower, a 531,000 square foot office building in Austin, Texas and The Avenue of the Peninsula, a 374,000 square foot retail center in Rolling Hills Estates, California. Also in 2006, the Company sold seven of its 12 stand-alone retail sites under ground leases near North Point Mall in suburban Atlanta, Georgia. The remaining five sites closed in the first quarter of 2007. The Company’s basis in the five sites sold in 2007 was separately classified as operating properties held-for-sale on the December 31, 2006 Condensed Consolidated Balance Sheet, and there are no significant liabilities associated with these assets. The operations of these projects are included in discontinued operations in the accompanying Condensed Consolidated Statements of Income. The following details the components of income from discontinued operations ($ in thousands):

	Three Months Ended
	March 31,
	2007	2006
Rental property revenues	$104	$5,685
Other revenues	35	21
Rental property operating expenses	(4)	(2,462)
Depreciation and amortization	—	(2,667)

	$135	$577

     The gain on sale of the applicable properties included in Discontinued Operations is as follows ($ in thousands):

	Three Months Ended
	March 31,
	2007	2006
North Point Ground Leases	$8,164	$—
Other	—	191

	$8,164	$191

7. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES
     The Company describes its investments in unconsolidated joint ventures in Note 6 to its Annual Report on Form 10-K for the year ended December 31, 2006. The following table summarizes balance sheet financial data of unconsolidated joint ventures in which the Company had ownership interests as of March 31, 2007 and December 31, 2006 ($ in thousands):

							Company’s
	Total Assets		Total Debt		Total Equity		Investment
	2007	2006	2007	2006	2007	2006	2007	2006
CP Venture IV LLC entities	$350,398	$352,798	$39,064	$39,364	$290,972	$294,169	$20,238	$18,610
CP Venture LLC entities	120,883	118,861	—	—	119,498	117,716	5,178	5,157
Charlotte Gateway Village, LLC	177,701	178,784	142,021	144,654	33,969	32,912	10,493	10,502
TRG Columbus Development Venture, Ltd.	218,589	154,281	90,369	76,861	62,594	55,724	30,221	27,619
CL Realty, L.L.C.	125,163	117,820	3,931	5,357	111,504	108,316	68,653	66,979
Temco Associates	63,727	66,001	3,607	3,746	58,744	60,786	30,270	31,223
Crawford Long — CPI, LLC	42,394	42,524	52,197	52,404	(11,501)	(10,664)	(4,473)	(4,037)
CF Murfreesboro Associates	67,098	54,356	36,877	21,428	21,698	21,698	12,127	11,975
Palisades West, LLC	25,507	26,987	—	—	25,123	25,072	12,475	11,959
Ten Peachtree Place Associates	26,703	27,312	28,733	28,849	(2,503)	(1,796)	(2,760)	(2,411)
Wildwood Associates	21,799	21,816	—	—	21,681	21,730	(1,409)	(1,385)
CSC Associates, L.P.	1,886	2,998	—	—	413	1,410	206	706
Pine Mountain Builders, LLC	3,991	3,999	915	614	2,393	2,347	1,219	1,191
Handy Road Associates, LLC	5,267	5,349	3,204	3,204	2,057	2,133	2,170	2,209
CPI/FSP I, L.P.	3,689	3,307	—	—	3,189	3,190	1,620	1,621

	$1,254,795	$1,177,193	$400,918	$376,481	$739,831	$734,743	$186,228	$181,918

     The following table summarizes income statement financial data of unconsolidated joint ventures in which the Company had ownership interests, for the three months ended March 31, 2007 and 2006 ($ in thousands):

					Company’s Share of
	Total Revenues		Net Income (Loss)		Net Income (Loss)
	2007	2006	2007	2006	2007	2006
CP Venture IV LLC entities	$8,130	$—	$1,257	$—	$311	$—
CP Venture LLC entities	5,341	5,538	3,011	1,908	313	218
Charlotte Gateway Village, LLC	7,643	7,666	1,361	1,187	294	294
TRG Columbus Development Venture, Ltd.	23,471	15,583	7,945	4,692	2,424	1,797
CL Realty, L.L.C.	3,799	9,460	1,988	5,071	277	2,203
Temco Associates	1,094	25,512	(42)	8,124	(28)	3,822
Crawford Long — CPI, LLC	2,638	2,585	360	263	168	119
Palisades West, LLC	88	—	50	—	25	—
Ten Peachtree Place Associates	1,594	1,761	43	201	25	103
Wildwood Associates	—	1	(48)	(56)	(24)	(28)
CSC Associates, L.P.	(15)	10,455	(50)	5,474	(25)	2,719
Pine Mountain Builders, LLC	939	2,894	46	322	(5)	125
Handy Road Associates, LLC	—	93	(75)	(77)	(43)	—
CPI/FSP I, L.P.	—	—	(1)	—	(1)	(159)
Other	—	170	2	3,125	(3)	910

	$54,722	$81,718	$15,847	$30,234	$3,708	$12,123

8.	OTHER ASSETS

At March 31, 2007 and December 31, 2006, Other Assets included the following ($ in thousands):

	2007	2006
Investment in Verde Group, L.L.C.	$9,376	$9,376
FF&E and leasehold improvements, net of accumulated depreciation of $16,953 and $16,429 as of March 31, 2007 and December 31, 2006, respectively	9,679	8,665
Predevelopment costs and earnest money	16,122	22,924
Prepaid expenses and other assets	7,846	6,531
Intangible Assets:
Goodwill	5,602	5,602
Above market leases, net of accumulated amortization of $2,671 and $1,447 as of March 31, 2007 and December 31, 2006, respectively	8,183	9,407
In-place leases, net of accumulated amortization of $920 and $472 as of March 31, 2007 and December 31, 2006, respectively	2,141	2,589

	$58,949	$65,094

     Goodwill relates entirely to the Office/Multi-Family reportable segment. Other intangible assets relate primarily to the 2006 acquisitions of the interests in 191 Peachtree Tower and Cosmopolitan Center. In conjunction with these acquisitions, the Company also acquired intangible liabilities for below market leases and an above market ground lease, which are recorded within Accounts Payable and Accrued Liabilities on the Condensed Consolidated Balance Sheets. Above and below market leases are amortized into rental revenues over the remaining lease terms. In-place leases are amortized into depreciation and amortization expense also over remaining lease terms. Aggregate amortization expense related to intangible assets and liabilities was $1.6 million for the three months ended March 31, 2007. Aggregate amortization of these intangible assets and liabilities is anticipated to be as follows ($ in thousands):

	Below Market	Above Market	In Place
	Leases	Leases	Leases	Total

Remainder of 2007	$(134)	$3,532	$820	$4,218
2008	(161)	4,142	865	4,846
2009	(138)	185	108	155
2010	(136)	185	83	132
2011	(120)	124	64	68
Thereafter	(808)	15	201	(592)

	$(1,497)	$8,183	$2,141	$8,827

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
     The following tables summarize the operations of the Company’s reportable segments for the three months ended March 31, 2007 and 2006.

	Office/Multi-
	Family		Land	Industrial	Unallocated
Three Months Ended March 31, 2007 (in thousands)	Division	Retail Division	Division	Division	and Other	Total
Rental property revenues — continuing	$17,744	$6,307	$—	$386	$—	$24,437
Rental property revenues — discontinued	1	103	—	—	—	104
Residential lot and outparcel sales	—	—	1,426	—	—	1,426
Leasing and management fees	6,416	1,012	61		3	7,492
Development fees	284	240	50	—	—	574
Other income — continuing	3,426	137	6	41	69	3,679
Other income — discontinued	—	35	—	—	—	35

Total revenues from consolidated entities	27,871	7,834	1,543	427	72	37,747

Rental property operating expenses — continuing	(8,308)	(1,864)	—	(50)	—	(10,222)
Rental property operating expenses — discontinued	—	(4)	—	—	—	(4)
Residential lot and outparcel cost of sales	—	—	(1,208)	—	—	(1,208)
Third party leasing and management direct operating expenses	(4,289)	(77)	—	—	—	(4,366)
General and administrative expenses	(938)	(1,426)	(833)	(119)	(7,008)	(10,324)
Other expenses — continuing	(145)	(74)	(92)	(65)	(485)	(861)

Total costs and expenses	(13,680)	(3,445)	(2,133)	(234)	(7,493)	(26,985)

Benefit for income taxes from operations	—	—	—	—	1,027	1,027

Minority interest in income from consolidated subsidiaries	(304)	(591)	—	33	—	(862)

Funds from operations from unconsolidated joint ventures
Unconsolidated joint venture revenues less operating expenses	1,748	1,105	—	—	—	2,853
Residential lot and outparcel sales, net	—	—	406	—	—	406
Multi-family residential sales, net	2,289	—	—	—	—	2,289
Other joint venture income, net	139	1	(141)	—	(714)	(715)

Total funds from operations from unconsolidated joint ventures	4,176	1,106	265	—	(714)	4,833

Gain on sale of undepreciated investment properties		4,376	—	—	—	4,376
Gain on sale of undepreciated investment properties — discontinued (100%)	—	8,164	—	—	—	8,164
Preferred stock dividends	—	—	—	—	(3,813)	(3,813)

Funds from operations available to common stockholders	18,063	17,444	(325)	226	(10,921)	24,487

Real estate depreciation and amortization
Continuing	(6,637)	(2,198)	—	(184)	—	(9,019)
Unconsolidated joint ventures	(642)	(410)	(29)	—	—	(1,081)

Total real estate depreciation and amortization	(7,279)	(2,608)	(29)	(184)	—	(10,100)
Gain on sale of depreciated investment properties, net of applicable income tax provision
Continuing	62	2	—	—	—	64
Unconsolidated joint ventures	(43)	(1)	—	—	—	(44)

Total gain on sale of depreciated investment properties, net of applicable income tax provision	19	1	—	—	—	20

Net income (loss) available to common stockholders	$10,803	$14,837	$(354)	$42	$(10,921)	$14,407

Total Assets	$659,100	$351,504	$133,905	$90,834	$35,218	$1,270,561

Investment in unconsolidated joint ventures	$46,374	$37,542	$102,312	$—	$—	$186,228

	Office/Multi-	Retail	Land	Industrial	Unallocated
Three Months Ended March 31, 2006	Family Division	Division	Division	Division	and Other	Total
Rental property revenues — continuing	$14,142	$8,617	$—	$—	$—	$22,759
Rental property revenues — discontinued	3,163	2,522	—	—	—	5,685
Multi-family residential unit sales	6,579	—	—	—	—	6,579
Residential lot and outparcel sales	—	—	4,505	—	—	4,505
Leasing and management fees	6,300	259	68	—	2	6,629
Development fees	519	150	1,083	—	—	1,752
Other income — continuing	2,205	414	19	1	23	2,662
Other income — discontinued	—	21	—	—	—	21

Total revenues from consolidated entities	32,908	11,983	5,675	1	25	50,592

Rental property operating expenses — continuing	(5,850)	(2,716)	—	—	—	(8,566)
Rental property operating expenses — discontinued	(1,566)	(896)	—	—	—	(2,462)
Multi-family residential unit cost of sales	(5,358)	—	—	—	—	(5,358)
Residential lot and outparcel cost of sales			(3,203)			(3,203)
Third party leasing and management direct operating expenses	(3,716)	—	—	—	—	(3,716)
General and administrative expenses	(2,060)	(718)	(738)	36	(6,380)	(9,860)
Other expenses — continuing	(65)	(333)	(100)	(3)	(4,388)	(4,889)

Total expenses from consolidated entities	(18,615)	(4,663)	(4,041)	33	(10,768)	(38,054)

Provision for income taxes from operations	—	—	—	—	(2,370)	(2,370)

Minority interest in income from consolidated subsidiaries	(977)	(101)	—	—	—	(1,078)

Funds from operations from unconsolidated joint ventures
Unconsolidated joint venture revenues less operating expenses	5,561	475	—	—	—	6,036
Residential lot and outparcel sales, net	—	—	6,253	—	—	6,253
Multi-family residential sales, net	1,745	—	—	—	—	1,745
Other joint venture income, net	52	90	(351)	—	(696)	(905)

Total funds from operations from unconsolidated joint ventures	7,358	565	5,902	—	(696)	13,129

Gain on sale of undepreciated investment properties	—	—	740	—	—	740
Preferred stock dividends	—	—	—	—	(3,813)	(3,813)

Funds from operations available to common stockholders	20,674	7,784	8,276	34	(17,622)	19,146

Real estate depreciation and amortization
Continuing	(3,974)	(3,385)	—	—	—	(7,359)
Discontinued	(1,399)	(1,244)	—	—	—	(2,643)
Unconsolidated joint ventures	(1,682)	(173)	(203)	—	—	(2,058)

Total real estate depreciation and amortization	(7,055)	(4,802)	(203)	—	—	(12,060)

Gain on sale of depreciated investment properties, net of applicable income tax provision
Continuing	10	55		—	—	65
Discontinued	125	66	—	—	—	191
Unconsolidated joint ventures	7	1,046		—	—	1,053

Total gain on sale of depreciated investment properties, net of applicable income tax provision	142	1,167	—	—	—	1,309

Net income available to common stockholders	$13,761	$4,149	$8,073	$34	$(17,622)	$8,395

Total Assets	$625,513	$454,291	$121,897	$37,200	$29,249	$1,268,150

Investment in unconsolidated joint ventures	$100,568	$5,797	$101,940	$—	$—	$208,305

	Three Months Ended March 31,
Reconciliation to Consolidated Revenues	2007	2006

Total revenues from consolidated entities for segment reporting	$37,747	$50,592
Less: rental property revenues from discontinued operations	(139)	(5,706)

Total consolidated revenues	$37,608	$44,886

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview:
          Cousins Properties Incorporated (the “Company”) is a real estate development company with experience in the development, leasing, financing and management of office, retail and industrial properties in addition to residential land development. In addition, the Company has experience with the development and sale of multi-family products. As of March 31, 2007, the Company held interests directly or through joint ventures in 24 office properties totaling 7.2 million square feet, 14 retail properties totaling 4.7 million square feet, four industrial properties totaling 2.0 million square feet and 715 developed residential land lots held for sale. These interests include several office, retail, and industrial projects under development or redevelopment totaling 5.6 million square feet. The Company also had an interest in two condominium projects under development which contain 671 units. The Company had 24 residential communities under development directly or through joint ventures in which approximately 10,960 lots remain to be developed and/or sold. In addition, the Company owns directly or through joint ventures approximately 9,000 acres of land.
          The Company’s strategy is to produce stockholder returns by creating value through the development of high quality, well-located office, retail, industrial, multi-family and residential properties. The Company has developed substantially all of the real estate assets it owns. A key element in the Company’s strategy is to actively manage its portfolio of investment properties and, at the appropriate times, to engage in timely and strategic dispositions, either by sale or through contributions to ventures in which the Company retains an ownership interest. These timely transactions seek to maximize the value of the assets the Company has created, generate capital for additional development properties and return a portion of the value created to stockholders.
          Significant events during the three months ended March 31, 2007 included the following:
•	Sold five ground leased outparcels at the Company’s North Point property for an aggregate price of $10.1 million and a gain of $8.2 million.

•	Sold 41 acres of land adjacent to The Avenue Carriage Crossing for $11.7 million generating a gain of $4.4 million.

•	Purchased 109 acres of land in Forsyth County, Georgia for $36.2 million and commenced construction of the first phase of The Avenue Forsyth, a 527,000 square foot lifestyle center in north metropolitan Atlanta, Georgia.
Results of Operations:
          Rental Property Revenues. Rental property revenues increased approximately $1.7 million in the three month 2007 period compared to the same 2006 period. Rental property revenues of the office portfolio increased approximately $3.6 million as a result of the following:
•	Increase of $4.3 million related to the purchase of 191 Peachtree Tower;

•	Decrease of $1.1 million related to 3100 Windy Hill Road, as the lease for the sole tenant in the building expired in the fourth quarter of 2006. The Company is actively attempting to re-lease this space, although there can be no guarantee of lease-up in the near term.
          Rental property revenues from the retail portfolio decreased approximately $2.3 million as a result of the following:

•	Decrease of $6.1 million related to the contribution of five retail properties to a venture with an affiliate of The Prudential Insurance Company of America (“PREI” — see Note 5 in the Annual Report on Form 10-K for the year ended December 31, 2006). Upon venture formation, the Company began accounting for the properties on the equity method;

•	Increase of $717,000 related to the lease up of The Avenue Carriage Crossing;

•	Increase of $1.4 million related to the first quarter 2006 opening of San Jose MarketCenter;

•	Increase of $1.7 million related to the August 2006 opening of The Avenue Webb Gin.
          Rental property revenues from the Industrial Division increased approximately $386,000 in the three month 2007 period compared to the same 2006 period, mainly due to the opening in the third quarter 2006 of King Mill Distribution Park Building 3A.
          Rental Property Operating Expenses. Rental property operating expenses increased approximately $1.7 million in the three month 2007 period compared to the same 2006 period. The aforementioned openings of The Avenue Carriage Crossing, San Jose MarketCenter and The Avenue Webb Gin and the purchase of the interests in the 191 Peachtree Tower office building contributed $2.9 million to the increase. The aforementioned formation of the venture with PREI and the commencement of equity method accounting for the five retail centers contributed partially offset the 2007 increase in rental property operating expenses by approximately $1.7 million.
          Multi-family Residential Unit Sales and Cost of Sales. Multi-family residential unit sales decreased approximately $6.6 million in the three month 2007 period compared to the same 2006 period, and cost of sales decreased approximately $5.4 million between the same periods. These decreases relate to the 905 Juniper multi-family residential project, for which all units closed in 2006.
          Residential Lot and Outparcel Sales and Cost of Sales. Residential lot and outparcel sales decreased approximately $3.1 million in three month 2007 period compared to the same 2006 period, and residential lot and outparcel cost of sales decreased approximately $2.0 million for the same period. Lot sales at the Company’s consolidated residential projects decreased from 58 lots in the first quarter of 2006 to 25 lots in the first quarter of 2007. The mix of sales at the various developments between years also affects the level of revenues and profits from residential lots. Consistent with current market trends, the Company anticipates a continued decline in residential lot sales for 2007 when compared to that of 2006, both at consolidated projects and at developments owned by Temco Associates and CL Realty, L.L.C., entities in which the Company is a joint venture partner.
          Interest and Other. Interest and other income increased approximately $1.0 million in the three month 2007 period compared to the same 2006 period. The Company recognized $3.6 million in lease termination fees in 2007, mainly from a lease termination at Inforum, compared to lease termination fees of $2.7 million in 2006.
          General and Administrative Expenses. General and administrative expenses increased approximately $1.1 million in the three month 2007 period compared to the same 2006 period. Salaries and related benefits, including stock-based compensation, increased approximately $531,000, mainly due to an increase in the number of restricted stock units granted.
          Depreciation and Amortization. Depreciation and amortization increased approximately $1.4 million in the three month 2007 period compared to the same 2006 period as a result of the following:
•	Increase of approximately $3.8 million from the aforementioned openings of The Avenue Carriage Crossing, San Jose MarketCenter, The Avenue Webb Gin, King Mill Distribution Park Building 3A and the acquisition of the ownership interests in 191 Peachtree Tower;

•	Decrease of approximately $2.0 million for the five retail properties contributed to the aforementioned venture with PREI.
          Interest Expense. Interest expense decreased approximately $3.6 million in the three month 2007 period compared to the same 2006 period as a result of the following:
•	Decrease of $2.4 million related to the repayment of the mortgage note related to Bank of America Plaza, which was sold in 2006;

•	Decrease of $782,000 related to the assumption of the mortgage note on The Avenue East Cobb by the aforementioned venture with PREI;

•	Increase of $954,000 related to the construction facility for Terminus 100, which the Company entered into in March 2006;

•	Decrease of $1.1 million related to an increase in capitalized interest due to higher amounts expended on projects under development.
          Benefit (Provision) for Income Taxes from Operations. The provision for income taxes from operations decreased approximately $3.4 million from the three month 2006 period to a benefit for income taxes for the three month 2007 period. Operations at Cousins Real Estate Corporation (“CREC”), the Company’s taxable REIT subsidiary, decreased to a loss before taxes between the first quarter 2006 and the first quarter 2007, mainly due to decreases in residential lot sales, both at consolidated projects and from the Temco Associates (“Temco”) and CL Realty, L.L.C. (“CL Realty”) residential joint ventures (discussed in the income from unconsolidated joint ventures section below). Multi-family residential unit sales at the 905 Juniper project also decreased in 2007, as previously mentioned. The decrease in income at CREC was partially offset by an increase in income from the TRG Columbus Development Venture, Ltd. (“TRG”), which is developing a multi-family residential project in Miami, Florida.
          Income from Unconsolidated Joint Ventures. Income from unconsolidated joint ventures decreased approximately $8.4 million in the three month 2007 period compared to the same 2006 period, due to the following. (All amounts discussed reflect the Company’s share of joint venture income based on its ownership interest in each joint venture.):
•	Income from CSC Associates, L.P. decreased approximately $2.7 million in the three month 2007 period due to the sale of Bank of America Plaza in September 2006, the single asset of this venture.

•	Income from TRG increased approximately $627,000 in the three month 2007 period. TRG recognizes income on its condominium units sold using the percentage of completion method of accounting. Income fluctuates from quarter to quarter depending on the pace of construction and the number of units for which revenues are being recognized. There have been recent reports about softening in the Miami, Florida condominium market. While this softening market could affect this project, 99% of the residential units are under non-cancelable contracts, and some of the units have been re-sold in the secondary market for prices in excess of the original contract amount.

•	Income from Temco decreased approximately $3.8 million in the three month 2007 period compared to the same 2006 period due to the sale of 855 acres of land at the venture’s Seven Hills project in the first quarter of 2006, which generated a gain to the Company of $3.2 million, and to a decrease in the number of lots sold from 194 in the first quarter of 2006 to 8 in the same 2007 period.

•	Income from CL Realty decreased approximately $1.9 million in the three month 2007 period compared to the same 2006 period due to a decrease in lots sold from 238 in the first quarter of 2006 to 63 in the same 2007 period.

•	Income from Brad Cous Golf Venture, Ltd. decreased approximately $1.1 million in the three month 2007 period compared to the same 2006 period due to the sale of and resultant gain from the Shops of World Golf Village, an 80,000 square foot retail project which this venture owned.
          Gain on Sale of Investment Properties. The 2007 gain consisted primarily of the sale of undeveloped land near the Company’s Avenue Carriage Crossing project. The 2006 gain consisted primarily of the sale of undeveloped land at the North Point/Westside project.
          Discontinued Operations. Income from discontinued operations (including gain on sale of investment properties) increased approximately $7.5 million in the three month 2007 period compared to the same 2006 period. The increase is mainly the result of the gain recognized upon the 2007 sale of the five sites under ground lease at the Company’s North Point project, compared to no sales in the 2006 period.
          Discussion of New Accounting Pronouncements. In November 2006, FASB ratified the consensus in EITF No. 06-08, “Applicability of the Assessment of a Buyer’s Continuing Investment under FASB Statement No. 66, Accounting for Sales of Real Estate, for Sales of Condominiums” (“EITF 06-08”), which provides guidance for determining the adequacy of a buyer’s continuing investment and the appropriate profit recognition in the sale of individual units in a condominium project. EITF 06-08 requires that companies evaluate the adequacy of a buyer’s continuing investment in recognizing condominium revenues on the percentage of completion method by applying paragraph 12 of Statement No. 66 to the level and timing of deposits received on contracts for condominium sales. This rule is effective for the Company on January 1, 2008, although earlier adoption is permitted. The Company does not anticipate the impact of adopting EITF 06-08 will have a material effect on its financial position or results of operations for current projects, but anticipates that the accounting under EITF 06-08 will have a material effect on the timing of revenue recognition for any future multi-family residential projects the Company undertakes.
          Funds From Operations. The following table shows Funds From Operations Available to Common Stockholders (“FFO”) and the related reconciliation to net income available to common stockholders for the Company. The Company calculated FFO in accordance with the National Association of Real Estate Investment Trusts’ (“NAREIT”) definition, which is net income available to common stockholders (computed in accordance with accounting principles generally accepted in the United States (“GAAP”)), excluding extraordinary items, cumulative effect of change in accounting principle and gains or losses from sales of depreciable property, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures to reflect FFO on the same basis.
          FFO is used by industry analysts and investors as a supplemental measure of an equity REIT’s operating performance. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, many industry investors and analysts have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. Thus, NAREIT created FFO as a supplemental measure of REIT operating performance that excludes historical cost depreciation, among other items, from GAAP net income. The use of FFO, combined with the required primary GAAP presentations, has been fundamentally beneficial, improving the understanding of operating results of REITs among the investing public and making comparisons of REIT operating results more meaningful. Company management evaluates the operating performance of its reportable segments and of its divisions based in part on FFO. Additionally, the Company uses FFO and FFO per share, along with other measures, to assess performance in connection with evaluating and granting incentive compensation to its officers and employees. The reconciliation of net income available to common stockholders to funds from operations is as follows:

	Three Months Ended
	March 31,
	2007	2006
Net Income Available to Common Stockholders	$14,407	$8,395
Depreciation and amortization:
Consolidated properties	9,520	8,156
Discontinued properties	—	2,667
Share of unconsolidated joint ventures	1,081	2,062
Depreciation of furniture, fixtures and equipment and amortization of specifically identifiable intangible assets:
Consolidated properties	(501)	(821)
Share of unconsolidated joint ventures	—	(4)
(Gain) loss on sale of investment properties, net of applicable income tax provision:
Consolidated	(4,440)	(805)
Discontinued properties	(8,164)	(191)
Share of unconsolidated joint ventures	44	(1,053)
Gain on sale of undepreciated investment properties	12,540	740

Funds From Operations Available to Common Stockholders	$24,487	$19,146

Liquidity and Capital Resources:
          Financial Condition.
          Summary. The Company had a significant number of projects in its development pipeline at March 31, 2007 and does not expect the number of projects or the amounts invested in development projects to decrease in the near term. The Company also has one existing office building included in operating properties on its Condensed Consolidated Balance Sheet that will require capital to effect leasing and redevelopment activities. The Company also has a large amount of undeveloped land, both consolidated and at unconsolidated joint ventures, which may progress into development projects in the remainder of 2007. Additionally, the Company and its joint ventures sold a significant number of operating properties in the last several years, some of which have been replaced by the completion of properties previously under development. The Company may require additional cash in the remainder of 2007 depending on the pace of development and other factors, which management believes may be secured through one or more of the following alternatives: additional borrowings, formations of joint ventures, capital transactions, and the selective and strategic sale of mature operating properties or parcels of land held for investment. The financial condition of the Company is discussed in further detail below.
          At March 31, 2007, the Company was subject to the following contractual obligations and commitments ($ in thousands):

		Less than			After
	Total	1 Year	1-3 Years	4-5 Years	5 years
Contractual Obligations:
Company long-term debt
Unsecured notes payable and construction loans	$252,327	$333	$251,994	$—	$—
Mortgage notes payable	115,354	24,236	12,498	62,604	16,016
Interest commitments under notes payable (1)	75,318	22,883	41,875	7,294	3,265
Operating leases (ground leases)	15,319	90	187	197	14,845
Operating leases (offices)	1,194	442	502	219	31

Total Contractual Obligations	$459,511	$47,984	$307,056	$70,314	$34,157

Commitments:
Letters of Credit	$1,100	$1,100	$—	$—	$—
Performance bonds	20,136	18,808	1,328	—	—
Estimated Development/Redevelopment Commitments	421,393	261,112	129,455	23,317	7,508
Unfunded tenant improvements	11,073	11,073	—	—	—

Total Commitments	$453,702	$292,093	$130,783	$23,317	$7,508

(1)	Interest on variable rate obligations is based on rates effective as of March 31, 2007.
     The Company expects indebtedness to be the primary funding source for its contractual obligations and commitments. The Company’s credit facility can be expanded to $500 million under certain circumstances, although the availability of the additional capacity is not guaranteed. As of March 31, 2007, the Company had $169.8 million drawn on its $400 million credit facility. The amount available under this credit facility is reduced by outstanding letters of credit, which were approximately $1.1 million at March 31, 2007. The Company’s interest rate on its credit facility is variable based on LIBOR plus a spread based on certain of the Company’s ratios and other factors. As of March 31, 2007, the spread over LIBOR was 0.80%.
     The Company also has a $100 million construction facility. While this facility is unsecured, advances under the facility are to be used to fund the construction costs of the Terminus 100 project. As of March 31, 2007, the Company had $75.6 million drawn on its construction facility.
     The Company’s mortgage debt is primarily non-recourse fixed-rate mortgage notes secured by various real estate assets. In addition, many of the Company’s non-recourse mortgages contain covenants which, if not satisfied, could result in acceleration of the maturity of the debt. The Company expects that it will either refinance the non-recourse mortgages at maturity or repay the mortgages with proceeds from other financings.
     As of March 31, 2007, the weighted average interest rate on the Company’s consolidated debt was 6.58%, and the Company’s consolidated debt to total market capitalization ratio was 16.1%.
     The Company expects to enter into fixed rate mortgage loans in 2007 and 2008 that will be secured by certain of its existing unencumbered operating properties. The Company expects proceeds from these loans will generate up to $600 million, and the term of the loans is expected to be between five and seven years. However, there can be no assurance that the Company will be able to close any or all of the loans it is contemplating.
     The Company may also generate capital through the issuance of securities that includes, but is not limited to, preferred stock under an existing shelf registration statement. As of March 31, 2007, the Company had approximately $100 million available for issuance under this registration statement.
     Over the long term, the Company will continue to actively manage its portfolio of income producing properties and strategically sell assets to capture value for stockholders and to recycle capital for future development activities. The Company will continue to utilize indebtedness to fund future commitments and expects to place long-term permanent mortgages on selected assets as well as utilize construction facilities for other development assets. The Company may enter into additional joint venture arrangements to help fund future developments and may enter into additional structured transactions with third parties. While the Company does not foresee the need to issue common equity in the future, it will evaluate all public equity sources and select the most appropriate options as capital is required.
     The Company’s business model is highly dependent upon raising capital to meet development obligations. If one or more sources of capital are not available when required, the Company may be forced to raise capital on potentially unfavorable terms which could have an adverse effect on the Company’s financial position or results of operations.
     Cash Flows.
     Cash Flows from Operating Activities. Cash flows provided by operating activities decreased $15.6 million between the three months ended March 31, 2006 and the corresponding 2007 period. The primary reason for the decrease was a decrease in cash flows from properties that were sold or contributed to ventures in 2006, including Frost Bank Tower, Bank of America Plaza and the properties contributed to the venture with PREI. These decreases were partially offset by cash flows from the 191 Peachtree acquisition in 2006. Another reason for the decrease in cash flows from operating activity was less sales of consolidated multi-family and residential projects. The Company completed construction and sold all of the units in its 905 Juniper multi-family residential project during 2006 and this project has not been replaced by another multi-family project as of March 31, 2007.
     Cash Flows from Investing Activities. Net cash used in investing activities decreased $39.1 million between the three months ended March 31, 2006 and the corresponding 2007 period. This decrease is partially the result of less property acquisition and development expenditures in the 2007 period. In the 2006 period, the Company purchased a tract of land to begin the Jefferson Mill industrial project and a tract of land to begin its Palisades office development. In the 2007 period, the Company only purchased one tract for its retail project in Forsyth County, Georgia. Also contributing to the decrease were proceeds received in the 2007 period from the sale of the North Point ground leased parcels and the sale of land adjacent to The Avenue Carriage Crossing. In addition, the Company received $15.8 million in additional consideration from the transaction with PREI based on leasing activity at Viera MarketCenter and The Avenue West Cobb.
     Cash Flows from Financing Activities. Cash provided by financing activities decreased $26.5 million between the three months ended March 31, 2006 and the corresponding 2007 period. The primary reason for the decrease was a decrease in net borrowings under the Company’s credit and construction facilities. Partially offsetting this decrease was an increase in common stock issued as there was a higher level of stock option exercises by employees and directors in 2007 compared to 2006. During the three months ended March 31, 2007, the Company paid common and preferred dividends of $23.0 million which it funded with cash provided by operating activities and proceeds from investment property sales. During the 2006 period, the Company paid common and preferred dividends of $22.6 million which it funded with cash provided by operating activities. For the foreseeable future, the Company intends to fund its quarterly distributions to common and preferred stockholders with cash provided by operating activities, a portion of proceeds from investment property sales and a portion of distributions from unconsolidated joint ventures in excess of income.
Off Balance Sheet Arrangements
     The Company has a number of off balance sheet joint ventures with varying structures. At March 31, 2007, the Company’s unconsolidated joint ventures had aggregate outstanding indebtedness to third parties of approximately $429.0 million of which the Company’s share was $182.3 million. These loans are generally mortgage or construction loans most of which are non-recourse to the Company. In certain instances, the Company provides “non-recourse carve-out guarantees” on these non-recourse loans. One of the Company’s ventures, CF Murfreesboro, which is constructing a retail center, has a $131 million construction loan that matures on July 20, 2010, of which the venture has drawn approximately $37 million. The Company guarantees 20% of the amount outstanding under the construction loan, which equals $7.4 million at March 31, 2007. The retail center under construction serves as collateral against the loan, and the Company is liable for 20% of any difference between the proceeds from the sale of the retail center and the amounts due under the loan in the event of default. The Company has not recorded a liability as of March 31, 2007, as it estimates no obligation is or will be required. The unconsolidated joint ventures also had performance bonds which the Company guarantees, which totaled approximately $1.6 million at March 31, 2007.
     Several of these ventures are involved in the active acquisition and development of real estate. As capital is required to fund the acquisition and development of this real estate, the Company must fund its share of the costs not funded by operations or outside financing. Based on the nature of the activities conducted in these ventures, management cannot estimate with any degree of accuracy amounts that the Company may be required to fund in the short or long-term. However, management does not believe that additional funding of these ventures will have a material adverse effect on its financial condition or results of operation.
Critical Accounting Policies
     There has been no material change in the Company’s critical accounting policies from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     There has been no material change in the Company’s market risk related to its notes payable and notes receivable from that disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
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
     As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer along with the Chief Financial Officer, of the effectiveness, design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based upon the foregoing, the Chief Executive Officer along with the Chief Financial Officer concluded that our disclosure controls and procedures are effective at providing reasonable assurance that all material information required to be included in our Exchange Act reports is reported in a timely manner. In addition, based on such evaluation we have identified no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
     There has been no material change in the Company’s risk factors from those outlined in Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following table contains information about the Company’s purchases of its equity securities during the first quarter of 2007:

	PURCHASES RELATED TO OPTIONS		TREASURY STOCK PURCHASES
			Total Number of
	Total Number		Shares Purchased as	Maximum Number of
	of Shares	Average Price	Part of Publicly	Shares That May Yet Be
	Purchased (1)	Paid Per Share (1)	Announced Plan (2)	Purchased Under Plan(2)
January 1-31	2,501	$38.44	—	5,000,000
February 1-28	477	37.40	—	5,000,000
March 1-31	8,751	33.19	—	5,000,000

Total	11,729	$34.48	—	5,000,000

(1)	Purchases of equity securities during the first quarter of 2007 related to remittances of shares of stock by employees or directors to pay for option exercises or remittances of shares of stock by employees for taxes related to restricted stock vesting.

(2)	On May 9, 2006, the Board of Directors of the Company authorized a stock repurchase plan, which expires May 9, 2009, of up to 5,000,000 shares of the Company’s common stock. No purchases were made under this plan in the first quarter of 2007.
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
May 9, 2007