Form 10-Q
period 2007-06-30
COUSINS PROPERTIES INC
filed 2007-08-09
CIK 25232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Large accelerated filer ☑      Accelerated filer ☐      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2007

Common Stock, $1 par value per share	51,851,287 shares

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share and per share amounts)

	June 30,	December 31,
	2007	2006
ASSETS
PROPERTIES:
Operating properties, net of accumulated depreciation of $123,650 and $115,723 in 2007 and 2006, respectively	$575,116	$472,375
Operating properties held-for-sale, net of accumulated depreciation of $7,139 and $142 in 2007 and 2006, respectively	5,197	1,470
Land held for investment or future development	93,085	101,390
Projects under development	358,807	300,382
Residential lots under development	34,981	27,624

Total properties	1,067,186	903,241

CASH AND CASH EQUIVALENTS	16,913	11,538
RESTRICTED CASH	2,895	2,824
NOTES AND OTHER RECEIVABLES, net of allowance for doubtful accounts of $680 and $501 in 2007 and 2006, respectively	33,958	32,138
INVESTMENT IN UNCONSOLIDATED JOINT VENTURES	187,679	181,918
OTHER ASSETS	56,507	65,094

TOTAL ASSETS	$1,365,138	$1,196,753

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
NOTES PAYABLE	$477,971	$315,149
ACCOUNTS PAYABLE AND ACCRUED LIABILITIES	63,227	55,538
DEFERRED GAIN	170,909	154,104
DEPOSITS AND DEFERRED INCOME	3,301	2,062

TOTAL LIABILITIES	715,408	526,853

MINORITY INTERESTS	47,007	43,985

COMMITMENTS AND CONTINGENT LIABILITIES (NOTE 3)

STOCKHOLDERS’ INVESTMENT:
Preferred stock, 20,000,000 shares authorized, $1 par value:
7.75% Series A cumulative redeemable preferred stock, $25 liquidation preference; 4,000,000 shares issued and outstanding	100,000	100,000
7.50% Series B cumulative redeemable preferred stock, $25 liquidation preference; 4,000,000 shares issued and outstanding	100,000	100,000
Common stock, $1 par value, 150,000,000 shares authorized, 54,734,951 and 54,439,310 shares issued in 2007 and 2006, respectively	54,735	54,439
Additional paid-in capital	344,828	336,974
Treasury stock at cost, 2,941,582 and 2,691,582 shares in 2007 and 2006, respectively	(72,593)	(64,894)
Cumulative undistributed net income	75,753	99,396

TOTAL STOCKHOLDERS’ INVESTMENT	602,723	625,915

TOTAL LIABILITIES AND STOCKHOLDERS’ INVESTMENT	$1,365,138	$1,196,753

See accompanying notes to condensed consolidated financial statements.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
REVENUES:
Rental property revenues	$25,499	$23,580	$49,629	$45,852
Fee income	9,860	7,755	17,926	16,136
Multi-family residential unit sales	—	15,136	—	21,715
Residential lot and outparcel sales	1,476	3,129	2,902	7,634
Interest and other	840	90	4,519	452

	37,675	49,690	74,976	91,789

COSTS AND EXPENSES:
Rental property operating expenses	11,341	8,589	21,358	16,915
General and administrative expenses	15,604	13,476	30,294	27,051
Depreciation and amortization	8,721	7,655	18,082	15,340
Multi-family residential unit cost of sales	—	12,377	—	17,735
Residential lot and outparcel cost of sales	1,085	2,298	2,293	5,501
Interest expense	531	4,880	531	8,494
Loss on extinguishment of debt	—	2,764	—	2,764
Other	758	481	1,118	935

	38,040	52,520	73,676	94,735

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE TAXES, MINORITY INTEREST AND INCOME FROM UNCONSOLIDATED JOINT VENTURES	(365)	(2,830)	1,300	(2,946)

BENEFIT (PROVISION) FOR INCOME TAXES FROM OPERATIONS	1,073	(1,926)	2,100	(4,296)

MINORITY INTEREST IN INCOME OF CONSOLIDATED SUBSIDIARIES	(842)	(1,313)	(1,704)	(2,391)

INCOME FROM UNCONSOLIDATED JOINT VENTURES	4,101	8,404	7,809	20,527

INCOME FROM CONTINUING OPERATIONS BEFORE GAIN ON SALE OF INVESTMENT PROPERTIES	3,967	2,335	9,505	10,894

GAIN ON SALE OF INVESTMENT PROPERTIES, NET OF APPLICABLE INCOME TAX PROVISION	40	61	4,480	866

INCOME FROM CONTINUING OPERATIONS	4,007	2,396	13,985	11,760

DISCONTINUED OPERATIONS, NET OF APPLICABLE INCOME TAX PROVISION:
Income (loss) from discontinued operations	200	(2,202)	278	451
Gain on sale of investment properties	—	135	8,164	326

	200	(2,067)	8,442	777

NET INCOME	4,207	329	22,427	12,537

DIVIDENDS TO PREFERRED STOCKHOLDERS	(3,812)	(3,812)	(7,625)	(7,625)

NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	$395	$(3,483)	$14,802	$4,912

PER SHARE INFORMATION — BASIC:
Income (loss) from continuing operations	$0.01	$(0.03)	$0.13	$0.08
Income (loss) from discontinued operations	0.00	(0.04)	0.16	0.02

Basic net income (loss) available to common stockholders	$0.01	$(0.07)	$0.29	$0.10

PER SHARE INFORMATION — DILUTED:
Income (loss) from continuing operations	$0.01	$(0.03)	$0.12	$0.08
Income (loss) from discontinued operations	0.00	(0.04)	0.16	0.01

Diluted net income (loss) available to common stockholders	$0.01	$(0.07)	$0.28	$0.09

CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.37	$0.37	$0.74	$0.74

WEIGHTED AVERAGE SHARES	51,825	50,385	51,772	50,377

DILUTED WEIGHTED AVERAGE SHARES	53,306	50,385	53,440	52,019

See accompanying notes to condensed consolidated financial statements.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands, except per share amounts)

	Six Months Ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$22,427	$12,537
Adjustments to reconcile net income to net cash flows provided by operating activities:
Gain on sale of investment properties, net of income tax provision	(12,644)	(1,192)
Loss on extinguishment of debt	—	2,764
Depreciation and amortization	18,227	24,512
Amortization of deferred financing costs	513	536
Stock-based compensation	2,752	3,309
Effect of recognizing rental revenues on a straight-line or market basis	346	(2,053)
Income from unconsolidated joint ventures less than (in excess of) operating distributions	(3,200)	1,160
Residential lot, outparcel and multi-family cost of sales, net of closing costs paid	2,264	22,787
Residential lot, outparcel and multi-family acquisition and development expenditures	(19,316)	(10,344)
Income tax benefit from stock options	(780)	(286)
Minority interest in income of consolidated entities	1,704	1,596
Changes in other operating assets and liabilities:
Change in other receivables	(1,839)	13,266
Change in accounts payable and accrued liabilities	8,368	9,370

Net cash provided by operating activities	18,822	77,962

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from investment property sales	21,280	1,522
Proceeds from venture formation	19,338	163,339
Property acquisition and development expenditures	(158,102)	(152,760)
Investment in unconsolidated joint ventures	(4,363)	(5,583)
Distributions from unconsolidated joint ventures in excess of income	1,805	7,740
Proceeds from (investment in) notes receivable, net	2,259	(1,196)
Change in other assets, net	(9,092)	(9,100)
Change in restricted cash	(71)	1,448

Net cash provided by (used in) investing activities	(126,946)	5,410

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit and construction facilities	413,300	628,801
Repayment of credit and construction facilities	(253,200)	(642,436)
Payment of loan issuance costs	(43)	(1,995)
Proceeds from other notes payable or construction loans	4,003	8,726
Repayment of other notes payable or construction loans	(1,281)	(21,168)
Common stock issued, net of expenses	4,618	3,236
Purchase of treasury stock	(7,699)	—
Income tax benefit from stock options	780	286
Common dividends paid	(38,445)	(37,548)
Preferred dividends paid	(7,625)	(7,625)
Contributions from minority partners	348	247
Distributions to minority partners	(1,257)	(7,116)

Net cash provided by (used in) financing activities	113,499	(76,592)

NET INCREASE IN CASH AND CASH EQUIVALENTS	5,375	6,780
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	11,538	9,336

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$16,913	$16,116

See accompanying notes to condensed consolidated financial statements.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
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
     The condensed consolidated financial statements are unaudited and were prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, these financial statements reflect all adjustments necessary (which adjustments are of a normal and recurring nature) for the fair presentation of the Company’s financial position as of June 30, 2007 and results of operations for the three and six month periods ended June 30, 2007 and 2006. Results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of results expected for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. These condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The accounting policies employed are materially the same as those shown in Note 2 to the consolidated financial statements included in such Form 10-K.
     In periods prior to the fourth quarter of 2006, the Company recorded reimbursements of salary and benefits of on-site employees pursuant to management agreements with third parties and unconsolidated joint ventures as reductions of general and administrative expenses. In the fourth quarter of 2006, the Company determined that these amounts should be recorded as revenues in accordance with Emerging Issues Task Force (“EITF”) No. 99-19 and, accordingly, began recording these reimbursements in Fee Income on the Condensed Consolidated Statements of Income. Prior periods have been revised to conform to this new presentation. As a result, Fee Income and General and Administrative Expenses have increased by $3.6 million and $7.2 million in the three and six months ended June 30, 2006, respectively, when compared to amounts previously reported.
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
2. CASH FLOWS SUPPLEMENTAL INFORMATION
     The following table summarizes supplemental information related to cash flows ($ in thousands):

	Six Months Ended June 30,
	2007	2006
Interest paid, net of amounts capitalized	$—	$4,914
Income taxes paid, net of refunds	110	5,988

Non-Cash Transactions
Transfer from operating properties to land	2,392	7,250
Transfer from projects under development to operating properties	80,730	—
Transfer from other assets to projects under development	15,491	—
Transfer from other assets to operating properties	136	—
Change in accrued expenditures excluded from development and acquisition expenditures	441	9,420
Transfer from land to operating properties	2,868	—
Transfer from land to projects under development	18,997	4,783
Transfer from operating properties to operating properties held-for-sale	5,197	—
Transfer from projects under development to land	—	1,486
SAB 51 gain, net of tax, recorded in investment in joint ventures and additional paid-in capital	—	453
Transfer related to venture formation:
Projects under development to investment in joint venture	—	3,980
Operating properties to investment in joint venture	—	16,019
Transfer from other assets to land	—	228
3. NOTES PAYABLE, INTEREST EXPENSE AND COMMITMENTS AND CONTINGENCIES
     The following table summarizes the terms and amounts of the notes payable outstanding at June 30, 2007 and December 31, 2006 ($ in thousands):

		Term/
		Amortization		Outstanding at
	Interest	Period	Final	June 30,	December 31,
Description	Rate	(Years)	Maturity	2007	2006
Credit facility (a maximum of $400,000), unsecured	LIBOR +
	0.8% to 1.3%	4/N/A	3/7/10	$267,300	$128,200
Construction facility (a maximum of $100,000), unsecured	LIBOR +
	0.8% to 1.3%	4/N/A	3/7/10	85,700	64,700
333/555 North Point Center East mortgage note	7.00%	10/25	11/1/11	29,223	29,571
Meridian Mark Plaza mortgage note	8.27%	10/28	9/1/10	23,403	23,602
100/200 North Point Center East mortgage note (see discussion below)	5.39%	5/30	6/1/12	25,000	22,365
The Points at Waterview mortgage note	5.66%	10/25	1/1/16	18,003	18,183
600 University Park Place mortgage note	7.38%	10/30	8/10/11	13,073	13,168
Lakeshore Park Plaza mortgage note	6.78%	10/25	11/1/08	8,936	9,082
King Mill Project I member loan (a maximum of $2,849)	9.00%	3/N/A	8/30/08	2,702	2,625
King Mill Project I second member loan (a maximum of $2,349)	9.00%	3/N/A	6/26/09	1,860	1,815
Jefferson Mill Project member loan (a maximum of $3,156)	9.00%	3/N/A	9/13/09	2,405	1,432
Other miscellaneous notes	Various	Various	Various	366	406

				$477,971	$315,149

     The Company had $267.3 million drawn on its unsecured credit facility as of June 30, 2007 and, net of $1.1 million reserved for outstanding letters of credit, the Company had $131.6 million available for future borrowings under this facility. The Company had $85.7 million drawn on its construction facility as of June 30, 2007, with $14.3 million available for future borrowings under this facility.
     On June 1, 2007, the Company refinanced its non-recourse mortgage note payable secured by the 100 and 200 North Point Center East office buildings. The new $25 million non-recourse mortgage note payable has an interest rate of 5.39% and a maturity date of June 1, 2012. This note replaced the former non-recourse mortgage note payable on these properties, which was due to mature on August 1, 2007 and had an interest rate of 7.86%.
     On July 9, 2007, the Company entered into a $100 million bridge loan with a bank. The bridge loan matures on October 9, 2007, with an option to extend to January 9, 2008, and bears an interest rate of LIBOR plus 0.75%. The bridge loan contains financial and operating covenants that are identical to those of its credit facility.
     For the three and six months ended June 30, 2007 and 2006, interest expense was recorded as follows ($ in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Incurred	$7,086	$9,774	$13,178	$18,429
Capitalized	(6,555)	(4,894)	(12,647)	(9,935)

Expensed	$531	$4,880	$531	$8,494

     At June 30, 2007, the Company had outstanding letters of credit and performance bonds of $20.6 million. The Company has several projects under development and redevelopment for which it estimates total future funding commitments of $498.7 million at June 30, 2007. Additionally, the Company has future obligations as a lessor of office, retail and industrial space to fund approximately $4.3 million of tenant improvements as of June 30, 2007. As a lessee, the Company has future obligations under ground and office leases of approximately $16.8 million at June 30, 2007.
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
     Weighted average shares-basic and weighted average shares-diluted were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Weighted average shares-basic	51,825	50,385	51,772	50,377
Dilutive potential common shares:
Stock options	1,437	—	1,629	1,481
Restricted stock	44	—	39	161

Weighted average shares-diluted	53,306	50,385	53,440	52,019

Anti-dilutive options not included	940	2,540	892	895

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
     The Company expensed approximately $1.2 million for each of the three months ended June 30, 2007 and 2006, and $2.8 million and $2.6 million for the six months ended June 30, 2007 and 2006, respectively, for stock-based compensation, after the effect of capitalization to projects under development and income tax benefit. As of June 30, 2007, the Company had $16.7 million of total unrecognized compensation cost related to stock-based compensation, which will be recognized over a weighted average period of 2.6 years.
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

Assumptions:
Risk free interest rate	4.62%
Expected life	6.60 years
Expected volatility	21.10%
Expected dividend yield	4.67%

Result:
Weighted-average fair value of options granted	$ 5.09
     The following table summarizes stock option activity during the six months ended June 30, 2007:

				Weighted-
		Weighted-	Aggregate	Average
	Number of	Average	Intrinsic	Remaining
	Options	Exercise	Value	Contractual
	(in thousands)	Price	(in thousands)	Life (years)
Outstanding at December 31, 2006	6,117	$23.27
Granted	54	32.67
Exercised	(307)	16.36
Forfeited	(45)	30.90

Outstanding at June 30, 2007	5,819	$23.67	$43,537	6.32

Exercisable at June 30, 2007	3,843	$20.03	$42,717	5.19

     The total intrinsic value of options exercised during the three and six months ended June 30, 2007 was $0.2 million and $6.2 million, respectively.

     The following table summarizes restricted stock activity during the six months ended June 30, 2007:

		Weighted-
	Number of	Average
	Shares	Grant Date
	(in thousands)	Fair Value
Non-vested stock at December 31, 2006	164	$30.39
Vested	(8)	30.44
Forfeited	(3)	31.06

Non-vested stock at June 30, 2007	153	$30.37

     Restricted stock units (“RSU”) are accounted for as liability awards under SFAS 123(R) and employees are paid cash based upon the value of the Company’s stock upon vesting. The following table summarizes RSU activity for the six months ended June 30, 2007 (in thousands):

Outstanding at December 31, 2006	477
Granted	5
Vested	(3)
Forfeited	(8)

Outstanding at June 30, 2007	471

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
     In the second quarter of 2007, the Company executed a contract to sell 3301 Windy Ridge Parkway, a 107,000 square foot office building in Atlanta, Georgia, and the Company determined that this property met the requirements of a held-for-sale property under SFAS No. 144. The Company’s basis in this building was classified as held-for-sale on the June 30, 2007 Condensed Consolidated Balance Sheet, and there are no significant liabilities or other assets related to this property. 3301 Windy Ridge Parkway was sold in July 2007 for a sales price of $16.1 million and an estimated gain of approximately $10 million.
     In 2006, the Company sold seven of its 12 stand-alone retail sites under ground leases near North Point Mall in suburban Atlanta, Georgia. The remaining five sites closed in the first quarter of 2007. The Company’s basis in the five sites sold in 2007 was separately classified as held-for-sale on the December 31, 2006 Condensed Consolidated Balance Sheet, and there are no significant liabilities or other assets associated with this project. Also in 2006, the Company sold Frost Bank Tower, a 531,000 square foot office building in Austin, Texas and The Avenue of the Peninsula, a 374,000 square foot retail center in Rolling Hills Estates, California. The operations of all of these projects are included in discontinued operations in the accompanying Condensed Consolidated Statements of Income.
     The following details the components of income from discontinued operations ($ in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Rental property revenues	$358	$6,218	$769	$12,390
Other revenues	7	771	42	3,092
Rental property operating expenses	(179)	(3,157)	(388)	(5,859)
Depreciation and amortization	14	(6,034)	(145)	(9,172)

	$200	$(2,202)	$278	$451

     The gain on sale of the applicable properties included in Discontinued Operations is as follows ($ in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
North Point Ground Leases	$—	$—	$8,164	$—
Other	—	135	—	326

	$—	$135	$8,164	$326

     In July 2007, the Company purchased approximately 71 acres of land in Kansas City, Missouri for approximately $21.4 million. The Company is developing an approximately 680,000 square foot retail center on this land, Tiffany Springs MarketCenter.
7. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES
     The Company describes its investments in unconsolidated joint ventures in Note 6 to its Annual Report on Form 10-K for the year ended December 31, 2006. The following table summarizes balance sheet financial data of unconsolidated joint ventures in which the Company had ownership interests as of June 30, 2007 and December 31, 2006 ($ in thousands):

							Company's
	Total Assets		Total Debt		Total Equity		Investment
	2007	2006	2007	2006	2007	2006	2007	2006
CP Venture IV LLC entities	$366,592	$352,798	$38,759	$39,364	$306,602	$294,169	$18,297	$18,610
CP Venture LLC entities	117,318	118,861	—	—	115,878	117,716	5,047	5,157
Charlotte Gateway Village, LLC	176,883	178,784	139,345	144,654	35,067	32,912	10,485	10,502
TRG Columbus Development Venture, Ltd.	241,576	154,281	103,704	76,861	67,802	55,724	32,215	27,619
CL Realty, L.L.C.	125,752	117,820	3,883	5,357	111,449	108,316	69,619	66,979
Temco Associates	64,431	66,001	3,512	3,746	59,145	60,786	30,543	31,223
Crawford Long — CPI, LLC	43,340	42,524	51,987	52,404	(11,109)	(10,664)	(4,295)	(4,037)
CF Murfreesboro Associates	100,422	54,356	60,250	21,428	21,698	21,698	12,172	11,975
Palisades West, LLC	27,531	26,987	—	—	25,244	25,072	12,694	11,959
Ten Peachtree Place Associates	26,369	27,312	28,614	28,849	(2,912)	(1,796)	(2,961)	(2,411)
Wildwood Associates	21,777	21,816	—	—	21,634	21,730	(1,433)	(1,385)
CSC Associates, L.P.	1,846	2,998	—	—	392	1,410	196	706
Pine Mountain Builders, LLC	4,833	3,999	1,608	614	2,454	2,347	1,363	1,191
Handy Road Associates, LLC	5,263	5,349	3,204	3,204	1,987	2,133	2,129	2,209
CPI/FSP I, L.P.	3,286	3,307	—	—	3,166	3,190	1,608	1,621

	$1,327,219	$1,177,193	$434,866	$376,481	$758,497	$734,743	$187,679	$181,918

     The following table summarizes income statement financial data of unconsolidated joint ventures in which the Company had ownership interests, for the six months ended June 30, 2007 and 2006 ($ in thousands):

					Company’s Share of
	Total Revenues		Net Income (Loss)		Net Income (Loss)
	2007	2006	2007	2006	2007	2006
CP Venture IV LLC entities	$16,311	$158	$2,139	$12	$662	$28
CP Venture LLC entities	10,740	11,460	5,931	4,190	615	509
Charlotte Gateway Village, LLC	15,399	15,282	2,761	2,445	588	588
TRG Columbus Development Venture, Ltd.	45,628	40,278	13,153	11,604	4,228	4,426
CL Realty, L.L.C.	5,037	12,121	3,553	7,219	1,195	3,421
Temco Associates	3,595	31,066	359	9,839	196	4,645
Crawford Long — CPI, LLC	5,337	5,277	753	553	352	253
Palisades West, LLC	181	—	172	—	56	—
Ten Peachtree Place Associates	3,240	3,544	159	427	87	255
Wildwood Associates	3	—	(95)	(97)	(48)	(49)
CSC Associates, L.P.	(74)	26,404	(71)	10,929	(36)	5,483
Pine Mountain Builders, LLC	1,711	10,008	107	1,123	13	436
Handy Road Associates, LLC	4	133	(145)	(79)	(84)	(198)
CPI/FSP I, L.P.	—	—	(25)	—	(13)	—
Brad Cous Golf Venutre, Ltd.	—	178	2	3,131	1	1,108
Other	—	5	—	93	(3)	(378)

	$107,112	$155,914	$28,753	$51,389	$7,809	$20,527

8. OTHER ASSETS
     At June 30, 2007 and December 31, 2006, Other Assets included the following ($ in thousands):

	2007	2006
Investment in Verde Group, L.L.C.	$9,376	$9,376
FF&E and leasehold improvements, net of accumulated depreciation of $9,746 and $16,429 as of June 30, 2007 and December 31, 2006, respectively	12,750	8,665
Predevelopment costs and earnest money	13,189	22,924
Prepaid expenses and other assets	6,818	6,531
Intangible Assets:
Goodwill	5,602	5,602
Above market leases, net of accumulated amortization of $3,886 and $1,447 as of June 30, 2007 and December 31, 2006, respectively	6,968	9,407
In-place leases, net of accumulated amortization of $1,243 and $472 as of as of June 30, 2007 and December 31, 2006, respectively	1,804	2,589

	$56,507	$65,094

     Goodwill relates entirely to the Office/Multi-Family reportable segment. Other intangible assets relate primarily to the 2006 acquisitions of the interests in 191 Peachtree Tower and Cosmopolitan Center. In conjunction with these acquisitions, the Company also acquired intangible liabilities for below market leases and an above market ground lease, which are recorded within Accounts Payable and Accrued Liabilities on the Condensed Consolidated Balance Sheets. Above and below market leases are amortized into rental revenues over the remaining lease terms. In-place leases are amortized into depreciation and amortization expense also over remaining lease terms. The aggregate amortization of these intangible assets and liabilities was $1.5 and $3.1 million for the three and six months ended June 30, 2007, respectively. There was no amortization expense recorded for intangibles for the three and six months ended June 30, 2006. Aggregate amortization of these intangible assets and liabilities is anticipated to be as follows ($ in thousands):

	Below Market Leases	Above Market Leases	In Place Leases	Total

Remainder of 2007	$(87)	$2,316	$492	$2,721
2008	(161)	4,142	865	4,846
2009	(138)	185	108	155
2010	(136)	185	83	132
2011	(120)	124	64	68
Thereafter	(808)	16	192	(600)

	$(1,450)	$6,968	$1,804	$7,322

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
     Company management evaluates the performance of its reportable segments in part based on funds from operations available to common stockholders (“FFO”). FFO is a supplemental operating performance measure used in the real estate industry. The Company calculated FFO using the National Association of Real Estate Investment Trusts’ (“NAREIT”) definition of FFO, which is net income available to common stockholders (computed in accordance with GAAP), excluding extraordinary items, cumulative effect of change in accounting principle and gains or losses from sales of depreciable property, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures to reflect FFO on the same basis.
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

     In periods prior to the second quarter of 2007, the Company presented segment net income in its segment footnote, as well as a breakout of assets, investment in joint ventures and capital expenditures made. Management does not utilize these measures when analyzing its segments or when making resource allocation decisions, and therefore this information is no longer provided by segment. FFO is reconciled to net income on a total company basis.
     The following tables summarize the operations of the Company’s reportable segments for the three and six months ended June 30, 2007 and 2006.

	Office/Multi-		Land	Industrial	Unallocated
Three Months Ended June 30, 2007 (in thousands)	Family Division	Retail Division	Division	Division	and Other	Total
Rental property revenues — continuing	$18,345	$6,527	$—	$627	$—	$25,499
Rental property revenues — discontinued	317	41	—	—	—	358
Residential lot and outparcel sales	—	—	1,476	—	—	1,476
Fee income	7,584	1,454	255	567	—	9,860
Other income — continuing	49	726	—	43	22	840
Other income — discontinued	—	7	—	—	—	7

Total revenues from consolidated entities	26,295	8,755	1,731	1,237	22	38,040

Rental property operating expenses — continuing	(9,312)	(1,934)	—	(95)	—	(11,341)
Rental property operating expenses — discontinued	(203)	24	—	—	—	(179)
Residential lot and outparcel cost of sales	—	—	(1,085)	—	—	(1,085)
Third party leasing and management direct operating expenses	(4,879)	(87)	—	—	—	(4,966)
General and administrative expenses	(1,025)	(2,493)	(918)	(132)	(6,070)	(10,638)
Other expenses — continuing	(54)	40	(134)	(610)	(1,289)	(2,047)

Total costs and expenses	(15,473)	(4,450)	(2,137)	(837)	(7,359)	(30,256)
Provision for income taxes from operations — continuing	—	—	—	—	1,073	1,073

Minority interest in income from consolidated subsidiaries	(238)	(637)	—	33	—	(842)
Funds from operations from unconsolidated joint ventures:
Unconsolidated joint venture revenue less operating expenses	1,743	1,167	—	—	—	2,910
Residential lot and outparcel sales, net	—	—	1,235	—	—	1,235
Multi-family residential sales, net	1,676	—	—	—	—	1,676
Other joint venture income, net	128	—	(51)	—	(718)	(641)

Funds from operations from unconsolidated joint ventures	3,547	1,167	1,184	—	(718)	5,180

Gain on sale of undepreciated investment properties	—	—	—	—	—	—
Preferred stock dividends	—	—	—	—	(3,812)	(3,812)

Funds from operations available to common stockholders	$14,131	$4,835	$778	$433	$(10,794)	9,383

Real estate depreciation and amortization:
Continuing						(7,963)
Discontinued						14
Unconsolidated joint ventures						(1,089)

Total real estate depreciation and amortization						(9,038)

Gain on sale of depreciated investment properties, net of applicable income tax provision:
Continuing						40
Unconsolidated joint ventures						10

Total gain on sale of depreciated investment properties, net of applicable income tax provision						50

Net income (loss) available to common stockholders						$395

	Office/Multi-		Land	Industrial	Unallocated
Six Months Ended June 30, 2007 (in thousands)	Family Division	Retail Division	Division	Division	and Other	Total
Rental property revenues — continuing	$35,782	$12,834	$—	$1,013	$—	$49,629
Rental property revenues — discontinued	625	144	—	—	—	769
Residential lot and outparcel sales	—	—	2,902	—	—	2,902
Fee income	14,285	2,705	365	567	4	17,926
Other income — continuing	3,475	864	6	84	90	4,519
Other income — discontinued	—	42	—	—	—	42

Total revenues from consolidated entities	54,167	16,589	3,273	1,664	94	75,787

Rental property operating expenses — continuing	(17,415)	(3,798)	—	(145)	—	(21,358)
Rental property operating expenses — discontinued	(408)	20	—	—	—	(388)
Residential lot and outparcel cost of sales	—	—	(2,293)	—	—	(2,293)
Third party leasing and management direct operating expenses	(9,499)	(164)	—	—	—	(9,663)
General and administrative expenses	(2,149)	(4,502)	(1,596)	(252)	(12,132)	(20,631)
Other expenses — continuing	(136)	(82)	(227)	(674)	(1,789)	(2,908)

Total costs expense	(29,607)	(8,526)	(4,116)	(1,071)	(13,921)	(57,241)

Provision for income taxes from operations — continuing	—	—	—	—	2,100	2,100

Minority interest in income from consolidated subsidiaries	(542)	(1,228)	—	66	—	(1,704)

Funds from operations from unconsolidated joint ventures:
Unconsolidated joint venture revenue less operating expense	3,493	2,271	—	—	—	5,764
Residential lot and outparcel sales, net	—	—	1,642	—	—	1,642
Multi-family residential sales, net	3,965	—	—	—	—	3,965
Other joint venture income, net	263	4	(192)	—	(1,433)	(1,358)

Funds from operations from unconsolidated joint venture	7,721	2,275	1,450	—	(1,433)	10,013

Gain on sale of undepreciated investment properties — continuing	—	4,376	—	—	—	4,376
Gain on sale of undepreciated investment properties — discontinued	—	8,164	—	—	—	8,164
Preferred stock dividends	—	—	—	—	(7,625)	(7,625)

Funds from operations available to common stockholders	$31,739	$21,650	$607	$659	$(20,785)	33,870

Real estate depreciation and amortization:
Continuing						(16,823)
Discontinued						(145)
Unconsolidated joint ventures						(2,170)

Total real estate depreciation and amortization						(19,138)

Gain on sale of depreciated investment properties, net of applicable income tax provision:
Continuing						104
Unconsolidated joint ventures						(34)

Total gain on sale of depreciated investment properties, net of applicable income tax provision						70

Net income (loss) available to common stockholders						$14,802

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Reconciliation to Consolidated Revenues	2007	2006	2007	2006
Total revenues from consolidated entities for segment reporting	$38,040	$56,679	$75,787	$107,271
Less: revenues from discontinued operations	(365)	(6,989)	(811)	(15,482)

Total consolidated revenues	$37,675	$49,690	$74,976	$91,789

	Office/Multi-			Industrial	Unallocated
Three Months Ended June 30, 2006 (in thousands)	Family Division	Retail Division	Land Division	Division	and Other	Total
Rental property revenues — continuing	$13,450	$10,130	$—	$—	$—	$23,580
Rental property revenues — discontinued	3,881	2,337	—	—	—	6,218
Residential lot and outparcel sales	—	110	2,747	272	—	3,129
Multi-family residential unit sales	15,136	—	—			15,136
Fee income	7,150	336	269	—	—	7,755
Other income — continuing	(109)	107	35	—	57	90
Other income — discontinued	—	771	—	—	—	771

Total revenues from consolidated entities	39,508	13,791	3,051	272	57	56,679

Rental property operating expenses — continuing	(5,584)	(3,005)	—	—	—	(8,589)
Rental property operating expenses — discontinued	(2,314)	(843)	—	—	—	(3,157)
Residential lot and outparcel cost of sales	—	(103)	(1,978)	(217)	—	(2,298)
Multi-family residential unit cost of sales	(12,377)	—	—	—	—	(12,377)
Third party leasing and management direct operating expenses	(3,659)	—	—	—	—	(3,659)
General and administrative expenses	(2,232)	(742)	(520)	(70)	(6,186)	(9,750)
Other expenses — continuing	(99)	(346)	(100)	(3)	(5,748)	(6,296)

Total costs and expenses	(26,265)	(5,039)	(2,598)	(290)	(11,934)	(46,126)

Provision for income taxes from operations — continuing	—	—	—	—	(1,926)	(1,926)

Minority interest in income from consolidated subsidiaries	(955)	(358)	—	—	—	(1,313)

Funds from operations from unconsolidated joint ventures:
Unconsolidated joint venture revenue less operating expenses	5,638	498	—	—	—	6,136
Residential lot and outparcel sales, net	—	—	2,076	—	—	2,076
Multi-family residential sales, net	2,552	—	—	—	—	2,552
Other joint venture income, net	73	—	260	—	(682)	(349)

Funds from operations from unconsolidated joint ventures	8,263	498	2,336	—	(682)	10,415

Gain on sale of undepreciated investment properties	—	—	(5)	—	—	(5)
Preferred stock dividends	—	—	—	—	(3,812)	(3,812)

Funds from operations available to common stockholders, excluding loss on extinguishment of debt	20,551	8,892	2,784	(18)	(18,297)	13,912

Loss on extinguishment of debt	—	(2,764)	—	—	—	(2,764)

Funds from operations available to common stockholders	$20,551	$6,128	$2,784	$(18)	$(18,297)	11,148

Real estate depreciation and amortization:
Continuing						(6,787)
Discontinued						(6,034)
Unconsolidated joint ventures						(2,012)

Total real estate depreciation and amortization						(14,833)

Gain on sale of depreciated investment properties, net of applicable income tax provision:
Continuing						66
Discontinued						135
Unconsolidated joint ventures						1

Total gain on sale of depreciated investment properties, net of applicable income tax provision						202

Net income (loss) available to common stockholders						$(3,483)

	Office/Multi-		Land	Industrial	Unallocated and
Six Months Ended June 30, 2006 (in thousands)	Family Division	Retail Division	Division	Division	Other	Total
Rental property revenues — continuing	$27,105	$18,747	$—	$—	$—	$45,852
Rental property revenues — discontinued	7,531	4,859	—	—	—	12,390
Residential lot and outparcel sales	—	110	7,251	273	—	7,634
Multi-family residential unit sales	21,715	—	—	—	—	21,715
Fee income	14,166	618	1,352	—	—	16,136
Other income — continuing	(204)	521	55	—	80	452
Other income — discontinued	2,300	792	—	—	—	3,092

Total revenues from consolidated entities	72,613	25,647	8,658	273	80	107,271

Rental property operating expenses — continuing	(11,194)	(5,721)	—	—	—	(16,915)
Rental property operating expenses — discontinued	(4,120)	(1,739)	—	—	—	(5,859)
Residential lot and outparcel cost of sales	—	(103)	(5,181)	(217)	—	(5,501)
Multi-family residential unit cost of sales	(17,735)	—	—	—	—	(17,735)
Third party leasing and management direct operating expenses	(7,470)	—	—	—	—	(7,470)
General and administrative expenses	(4,334)	(1,316)	(1,194)	(33)	(12,608)	(19,485)
Other expenses — continuing	(223)	(696)	(197)	(7)	(10,091)	(11,214)

Total costs and expenses	(45,076)	(9,575)	(6,572)	(257)	(22,699)	(84,179)

Provision for income taxes from operations — continuing	—	—	—	—	(4,296)	(4,296)

Minority interest in income from consolidated subsidiaries	(1,932)	(459)	—	—	—	(2,391)

Funds from operations from unconsolidated joint ventures:
Unconsolidated joint venture revenue less operating expenses	11,199	973	—	—	—	12,172
Residential lot and outparcel sales, net	—	—	4,163	—	—	4,163
Multi-family residential sales, net	4,298	—	—	—	—	4,298
Other joint venture income, net	120	90	4,075	—	(1,375)	2,910

Funds from operations from unconsolidated joint ventures	15,617	1,063	8,238	—	(1,375)	23,543

Gain on sale of undepreciated investment properties	—	—	735	—	—	735
Preferred stock dividends	—	—	—	—	(7,625)	(7,625)

Funds from operations available to common stockholders, excluding loss on extinguishment of debt	41,222	16,676	11,059	16	(35,915)	33,058

Loss on extinguishment of debt	—	(2,764)	—	—	—	(2,764)

Funds from operations available to common stockholders	$41,222	$13,912	$11,059	$16	$(35,915)	30,294

Real estate depreciation and amortization:
Continuing						(13,651)
Discontinued						(9,172)
Unconsolidated joint ventures						(4,070)

Total real estate depreciation and amortization						(26,893)

Gain on sale of depreciated investment properties, net of applicable income tax provision:
Continuing						131
Discontinued						326
Unconsolidated joint ventures						1,054

Total gain on sale of depreciated investment properties, net of applicable income tax provision						1,511

Net income available to common stockholders						$4,912

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Overview:
          Cousins Properties Incorporated (the “Company”) is a real estate development company with experience in the development, leasing, financing and management of office, retail and industrial properties in addition to residential land development. In addition, the Company has experience with the development and sale of multi-family products. As of June 30, 2007, the Company held interests directly or through joint ventures in 25 office properties totaling 7.7 million square feet, 14 retail properties totaling 4.7 million square feet, four industrial properties totaling 2.0 million square feet and 833 developed residential land lots held for sale. These interests include office, retail, and industrial projects under development or redevelopment totaling 6.2 million square feet. The Company also had an interest in two condominium projects under development which contain 671 units. The Company had 24 residential communities under development directly or through joint ventures in which approximately 10,750 lots remain to be developed and/or sold. In addition, the Company owned directly or through joint ventures approximately 9,100 acres of land.
          The Company’s strategy is to produce stockholder returns by creating value through the development of high quality, well-located office, retail, industrial, multi-family and residential properties. The Company has developed substantially all of the real estate assets it owns. A key element in the Company’s strategy is to actively manage its portfolio of investment properties and, at the appropriate times, to engage in timely and strategic dispositions, either by sale or through contributions to ventures in which the Company retains an ownership interest. These timely transactions seek to maximize the value of the assets the Company has created, generate capital for additional development properties and return a portion of the value created to the Company’s stockholders.
          Significant events during the three months ended June 30, 2007 included the following:
•	Commenced construction of 10 Terminus Place, a 32-story, 142-unit condominium project at its Terminus project in the Buckhead district in Atlanta, Georgia;

•	Commenced construction of Terminus 200, a 25-story, 565,000 square-foot office building at its Terminus project in the Buckhead district of Atlanta;

•	Purchased approximately 47 acres of land in Lancaster, Texas for a future industrial project with our joint venture partner, Seefried Industrial Properties;

•	Repurchased 250,000 shares of common stock.
Results of Operations:
          Rental Property Revenues. Rental property revenues increased approximately $1.9 million (8%) and $3.8 million (8%) in the three and six month 2007 periods, respectively, compared to the same 2006 periods. These increases are discussed in detail below, but generally result from the acquisition and operations of newly-developed office and industrial properties offset by revenue lost on retail properties contributed to a venture and office properties sold.
          Rental property revenues of the office portfolio increased approximately $4.9 million and $8.7 million in the three and six month 2007 periods, respectively, as a result of the following:
•	Increase of $4.3 million and $8.5 million in the three and six month 2007 periods, respectively, related to the third quarter 2006 purchase of the interests in 191 Peachtree Tower;

•	Increase of $403,000 in both the three and six month 2007 periods due to the second quarter 2007 opening of Terminus 100;

•	Increase of $194,000 and $391,000 in the three and six month 2007 periods, respectively, related to the third quarter 2006 purchase of Cosmopolitan Center;

•	Increase of $950,000 and $1.3 million in the three and six month 2007 periods, respectively, related to increased leasing at The Inforum, 200 North Point Center East, 600 University Park Place, and Lakeshore Park Plaza.

•	Decrease of $1.0 million and $2.1 million in the three and six month 2007 periods, respectively, related to 3100 Windy Hill Road, as the lease for the sole tenant in this building expired in the fourth quarter of 2006. The Company is actively attempting to re-lease this space, although there can be no guarantee of lease-up in the near term.
          Rental property revenues from the retail portfolio decreased approximately $3.6 million and $5.9 million in the three and six month 2007 periods, respectively, as a result of the following:
•	Decrease of $6.4 million and $12.5 million in the three and six month 2007 periods, respectively, related to the contribution of five retail properties to a venture with an affiliate of The Prudential Insurance Company of America (“PREI” — see Note 5 in the Annual Report on Form 10-K for the year ended December 31, 2006). Upon venture formation, the Company began accounting for the properties on the equity method;
•	Increase of $379,000 and $1.1 million in the three and six month 2007 periods, respectively, related to the lease up of The Avenue Carriage Crossing;
•	Increase of $505,000 and $1.9 million for the three and six month 2007 periods, respectively, related to the first quarter 2006 opening of San Jose MarketCenter;
•	Increase of $1.9 million and $3.6 million for the three and six month 2007 periods, respectively, related to the August 2006 opening of The Avenue Webb Gin.
          Rental property revenues from the Industrial Division increased approximately $627,000 and $1.0 million for the three and six month 2007 periods, respectively, compared to the same 2006 periods, due to the third quarter 2006 opening of King Mill Distribution Park Building 3A and the first quarter 2007 opening of the first building at Lakeside Ranch Business Park.
          Rental Property Operating Expenses. Rental property operating expenses increased approximately $2.8 million and $4.4 million in the three and six month 2007 periods, respectively, compared to the same 2006 periods as a result of the following:
•	Increase of $3.6 million and $6.5 million in the three and six month 2007 periods, respectively, related to the aforementioned openings or lease up of The Avenue Carriage Crossing, San Jose MarketCenter, The Avenue Webb Gin, Terminus 100 and the two industrial buildings, plus the purchase of Cosmopolitan Center and the interests in the 191 Peachtree Tower office building.

•	Increase of approximately $733,000 and $1.1 million in the three and six month 2007 periods, respectively, due to the gross up of certain reimbursements from tenants at Inforum. Prior to 2007, the Company reduced its rental property operating expenses for certain reimbursements from tenants (mainly utility overage reimbursements). The Company now records these reimbursements in both rental property revenues and rental property operating expenses.

•	Decrease of $1.6 million and $3.3 million, respectively, in the three and six month 2007 periods as a result of the aforementioned formation of the venture with PREI and the commencement of equity method accounting for the five retail centers contributed to this venture.
     Fee Income. Fee income increased approximately $2.1 million and $1.8 million in the three and six month 2007 periods, respectively, compared to the same 2006 periods. These increases are due to the following:
•	Increase of $1.5 million and $2.0 million in the three and six month 2007 periods, respectively, related to salary and expense reimbursements for projects the Company develops or manages for third parties. Certain expenditures of the Company are reimbursed by these third parties, and this reimbursement is recognized in fee income.

•	Increase of approximately $430,000 for both the three and six month 2007 periods related to development fee income from the Palisades joint venture, in which the Company is a 50% partner.

•	Increase of approximately $240,000 and $479,000 for the three and six month 2007 periods, respectively, related to development fee income from the Murfreesboro joint venture, in which the Company is also a 50% partner.

•	Decrease of $1.0 million for the six month 2007 period due to lower development fee income from the Temco Associates (“Temco”) joint venture from the 2006 sale of 855 acres of land at Temco’s Seven Hills project.
     Multi-family Residential Unit Sales and Cost of Sales. Multi-family residential unit sales decreased approximately $15.1 million and $21.7 million in the three and six month 2007 periods, respectively, compared to the same 2006 periods. Cost of sales decreased approximately $12.4 million and $17.7 million between the same periods. These decreases relate to the 2006 closings of all units in the 905 Juniper multi-family residential project.
     Residential Lot and Outparcel Sales and Cost of Sales. Residential lot and outparcel sales decreased approximately $1.7 million and $4.7 million in three and six month 2007 periods, respectively, compared to the same 2006 periods. Residential lot and outparcel cost of sales decreased approximately $1.2 million and $3.2 million for the same periods. The Company recognized $382,000 in outparcel sales in both the three and six month 2006 periods and $320,000 in outparcel cost of sales for both the three and six month 2006 periods, compared to none in either category in 2007. Lot sales at the Company’s consolidated residential projects decreased from 29 lots in the second quarter of 2006 to 9 lots in the second quarter of 2007. For the year-to-date period, lots sold decreased from 87 in 2006 to 34 in 2007. The mix of sales at the various developments between years also affects the level of revenues and profits from residential lots. Consistent with current market trends, the Company anticipates a continued decline in residential lot sales for 2007 when compared to those of 2006, both at consolidated projects and at residential developments owned by Temco and CL Realty, L.L.C., entities in which the Company is a joint venture partner. The Company cannot predict with any certainty when the residential market will recover. A continued decline will have an adverse effect on lot revenues and net income.
     Interest and Other. Interest and other income increased approximately $750,000 and $4.1 million in the three and six month 2007 periods, respectively, compared to the same 2006 periods. The Company recognized $664,000 in the second quarter of 2007 from a lease termination fee at The Avenue Webb Gin, and $3.6 million in the first quarter of 2007, mainly from a lease termination fee at Inforum. A lease termination fee of $400,000 was recognized in the first quarter of 2006. The change in these fees was the main contributor to the increase in interest and other income in 2007.
     General and Administrative Expenses. General and administrative expenses increased approximately $2.1 million and $3.2 million in the three and six month 2007 periods, respectively, compared to the same 2006 periods. This increase is partially due to the following:

•	Increase of approximately $1.0 million and $1.4 million in the three and six month 2007 periods, respectively, in salaries and benefits and certain office expenses charged to third party entities, for which the Company receives reimbursement.

•	Increase of approximately $330,000 and $512,000 related to salaries and benefits, net of amounts capitalized to projects under development, due to general salary increases between 2006 and 2007.

•	Increase of approximately $400,000 in both the three and six month 2007 periods, mainly due to an increase in legal fees. This increase was due partially to the timing of legal bills and partially to increased fees due to additional work necessary to comply with new SEC rules and regulations related to the proxy and other projects.
     Depreciation and Amortization. Depreciation and amortization increased approximately $1.1 million and $2.7 million in the three and six month 2007 periods, respectively, compared to the same 2006 periods primarily as a result of the following:
•	Increase of approximately $3.0 million and $7.2 million in the three and six month 2007 periods, respectively, from the openings San Jose MarketCenter, The Avenue Webb Gin, the two industrial properties, and Terminus 100, and the acquisitions of Cosmopolitan Center and the ownership interests in 191 Peachtree Tower;

•	Decrease of approximately $2.0 million and $4.0 million in the three and six month 2007 periods, respectively, for the five retail properties contributed to the venture with PREI.
     Interest Expense. Interest expense decreased approximately $4.3 million and $8.0 million in the three and six month 2007 periods, respectively, compared to the same 2006 periods as a result of the following:
•	Decrease of $2.5 million and $5.0 million in the three and six month 2007 periods, respectively, related to the repayment of the mortgage note related to Bank of America Plaza, which was sold in 2006;

•	Decrease of $763,000 and $1.5 million in the three and six month 2007 periods, respectively, related to the assumption of the mortgage note on The Avenue East Cobb by the aforementioned venture with PREI;

•	Decrease in interest expense of $1.7 million and $2.7 million for the three and six month 2007 periods, respectively, related to an increase in capitalized interest to projects under development due to higher weighted average expenditures on these projects in 2007;

•	Partially offsetting the decrease was an increase of $600,000 and $1.6 million for the three and six month 2007 periods, respectively, related to the construction facility for Terminus 100, which the Company entered into in March 2006, and under which amounts borrowed have increased.
     Benefit (Provision) for Income Taxes from Operations. The provision for income taxes from operations decreased approximately $3.0 million and $6.4 million from the three and six month 2006 periods to a benefit for income taxes for the three and six month 2007 periods. Operations at Cousins Real Estate Corporation (“CREC”), the Company’s taxable REIT subsidiary, decreased to a loss before taxes between the 2006 and 2007 periods, mainly due to decreases in residential lot sales, both at consolidated projects and from the Temco and CL Realty, L.L.C. (“CL Realty”) residential joint ventures (discussed in the income from unconsolidated joint ventures section below). Multi-family residential unit profits decreased in 2007 at the 50 Biscayne project, owned 50% by CREC (discussed in the income from unconsolidated joint ventures section below), and at the 905 Juniper project (as previously mentioned in the multi-family discussion) which also contributed to the decrease in income taxes. In addition, interest expense on intercompany borrowings has increased, which also contributed to the decrease in income taxes from operations.
     Income from Unconsolidated Joint Ventures. Income from unconsolidated joint ventures decreased approximately $4.3 million and $12.7 million in the three and six month 2007 periods, respectively, compared to the same 2006 periods due to the following (All amounts discussed reflect the Company’s share of joint venture income based on its ownership interest in each joint venture):
•	Income from CSC Associates, L.P. decreased approximately $2.8 million and $5.5 million in the three and six month 2007 periods, respectively, due to the sale of Bank of America Plaza in September 2006, the single asset of this venture.

•	Income from TRG decreased approximately $825,000 and $198,000 in the three and six month 2007 periods, respectively. TRG recognizes income on its condominium units under contract for sale using the percentage of completion method of accounting. Income fluctuates from quarter to quarter depending on the pace of construction and the number of units for which revenues are being recognized. The primary reason for the decrease between the 2007 periods compared to the 2006 periods is a slowdown in the pace of construction as this project is nearing completion. There have been recent reports about softening in the Miami, Florida condominium market. While this softening market could affect this project, 99% of the residential units are under non-cancelable contracts, and some of the units have been re-sold in the secondary market for prices in excess of the original contract amount. The Company anticipates commencing unit sales closings in the fourth quarter of 2007.

•	Income from Temco decreased approximately $600,000 and $4.4 million in the three and six month 2007 periods, respectively, compared to the same 2006 periods due to the sale of 855 acres of land at the venture’s Seven Hills project in the first quarter of 2006, which generated a gain to the Company of $3.2 million, and to a decrease in the number of lots sold from 272 in the first half of 2006 to 45 in the same 2007 period.

•	Income from CL Realty decreased approximately $301,000 and $2.2 million in the three and six month 2007 periods, respectively, compared to the same 2006 periods due to a decrease in lots sold from 484 in the first half of 2006 to 221 in the same 2007 period.

•	Income from Brad Cous Golf Venture, Ltd. decreased approximately $1.1 million in the six month 2007 period compared to the same 2006 period due to the sale of and resultant gain from the Shops of World Golf Village, an 80,000 square foot retail project which this venture owned.
     Gain on Sale of Investment Properties. The 2007 gain consisted primarily of the sale of undeveloped land near the Company’s Avenue Carriage Crossing project. The 2006 gain consisted primarily of the sale of undeveloped land at the North Point/Westside project.
     Discontinued Operations. Income from discontinued operations (including gain on sale of investment properties) increased approximately $2.3 million and $7.7 million in the three and six month 2007 periods, respectively, compared to the same 2006 periods. In the second quarter 2006, The Avenue of the Peninsula terminated a lease and recorded a loss relating to the acceleration of the amortization of the lease-related assets, compared to no loss from discontinued operations in 2007. The increase in the six month 2007 period is mainly the result of the gain recognized upon the 2007 sale of the five sites under ground lease at the Company’s North Point project, compared to no sales in the same 2006 period.
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
     FFO is used by industry analysts and investors as a supplemental measure of an equity REIT’s operating performance. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, many industry investors and analysts have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. Thus, NAREIT created FFO as a supplemental measure of REIT operating performance that excludes historical cost depreciation, among other items, from GAAP net income. The use of FFO, combined with the required primary GAAP presentations, has been fundamentally beneficial, improving the understanding of operating results of REITs among the investing public and making comparisons of REIT operating results more meaningful. Company management evaluates the operating performance of its reportable segments and of its divisions based in part on FFO. Additionally, the Company uses FFO and FFO per share, along with other measures, to assess performance in connection with evaluating and granting incentive compensation to its officers and employees. The reconciliation of net income available to common stockholders to funds from operations is as follows ($ in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net Income (Loss) Available to Common Stockholders	$395	$(3,483)	$14,802	$4,912
Depreciation and amortization:
Consolidated properties	8,721	7,655	18,082	15,340
Discontinued properties	(14)	6,034	145	9,172
Share of unconsolidated joint ventures	1,089	2,016	2,170	4,078
Depreciation of furniture, fixtures and equipment and amortization of specifically identifiable intangible assets:
Consolidated properties	(758)	(868)	(1,259)	(1,689)
Share of unconsolidated joint ventures	—	(4)	—	(8)
Gain on sale of investment properties, net of applicable income tax provision:
Consolidated	(40)	(61)	(4,480)	(866)
Discontinued properties	—	(135)	(8,164)	(326)
Share of unconsolidated joint ventures	(10)	(1)	34	(1,054)
Gain (loss) on sale of undepreciated investment properties	—	(5)	12,540	735

Funds From Operations Available to Common Stockholders, as defined	$9,383	$11,148	$33,870	$30,294

Loss on extinguishment of debt	—	2,764	—	2,764

Funds From Operations Available to Common Stockholders, Excluding Loss on Extinguishment of Debt	$9,383	$13,912	$33,870	$33,058

Liquidity and Capital Resources:
     Financial Condition.
     The Company had a significant number of projects in its development pipeline at June 30, 2007 and does not expect the number of projects or the amounts invested in development projects to decrease in the near term. The Company has one existing office building included in operating properties on its Condensed Consolidated Balance Sheet that will require capital to effect leasing and redevelopment activities. The Company also has a large amount of undeveloped land, both consolidated and at unconsolidated joint ventures, which may progress into development projects in the remainder of 2007. Additionally, the Company and its joint ventures sold a significant number of operating properties in the last several years, some of which have been replaced by the completion of properties previously under development. The Company intends to obtain additional capital in the remainder of 2007 in order to fund development. Management believes that this capital may be secured through one or more of the following alternatives: additional borrowings, formations of joint ventures, capital transactions, and the selective and strategic sale of mature operating properties or parcels of land held for investment. The financial condition of the Company is discussed in further detail below.
     At June 30, 2007, the Company was subject to the following contractual obligations and commitments ($ in thousands):

		Less than			After
	Total	1 Year	1-3 Years	4-5 Years	5 years
Contractual Obligations:
Company long-term debt
Unsecured notes payable and construction loans	$360,334	$313	$360,021	$—	$—
Mortgage notes payable	117,637	2,041	12,486	87,213	15,897
Interest commitments under notes payable (1)	93,440	30,093	51,639	8,669	3,039
Operating leases (ground leases)	15,296	90	188	198	14,820
Operating leases (all other)	1,493	428	800	228	37

Total Contractual Obligations	$588,200	$32,965	$425,134	$96,308	$33,793

Commitments:
Letters of Credit	$1,100	$1,100	$—	$—	$—
Performance bonds	19,450	18,683	767	—	—
Estimated Development Commitments	498,693	295,626	196,945	6,122	—
Unfunded tenant improvements	4,349	4,349	—	—	—

Total Commitments	$523,592	$319,758	$197,712	$6,122	$—

(1)	Interest on variable rate obligations is based on rates effective as of June 30, 2007
     The Company expects indebtedness to be the primary funding source for its contractual obligations and commitments. The Company’s credit facility can be expanded to $500 million under certain circumstances, although the availability of the additional capacity is not guaranteed. As of June 30, 2007, the Company had $267.3 million drawn on its $400 million credit facility. The amount available under this credit facility is reduced by outstanding letters of credit, which were approximately $1.1 million at June 30, 2007. The Company’s interest rate on its credit facility is variable based on LIBOR plus a spread based on certain of the Company’s ratios and other factors. As of June 30, 2007, the spread over LIBOR was 0.80%.
     The Company also has a $100 million construction facility. While this facility is unsecured, advances under the facility are to be used to fund the construction costs of the Terminus 100 project. As of June 30, 2007, the Company had $85.7 million drawn on its construction facility.
     On June 1, 2007, the Company refinanced its non-recourse mortgage note payable secured by the 100 and 200 North Point Center East office buildings. The new $25 million non-recourse mortgage note payable has an interest rate of 5.39% and a maturity date of June 1, 2012. This note replaced the former non-recourse mortgage note payable on these properties, which was due to mature on August 1, 2007 and had an interest rate of 7.86%.
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
     As of June 30, 2007, the weighted average interest rate on the Company’s consolidated debt was 6.38%, and the Company’s consolidated debt to total market capitalization ratio was 21.9%.
     As part of its strategy to raise additional capital for development projects, the Company has initiated a process that includes amending its existing credit facility to provide additional capacity by increasing the maximum amount of the facility and expanding the borrowing base of the facility. Management also has begun the process of obtaining long-term mortgage financing on three of its existing properties. Management expects the mortgage financing to be approximately $400 million for the three properties and expects to close on these financings in the third and fourth quarters of 2007. However, there can be no assurance that the Company will be able to amend its existing credit facility or close any or all of these loans.
     In order to bridge any potential gap in the timing of its need for additional capital and the closing of the financings noted above, in July 2007, the Company closed a $100 million bridge loan that matures on October 9, 2007 with an option to extend to January 9, 2008. The loan bears interest at LIBOR plus 0.75% and contains the same financial and operating covenants as its existing line of credit.
     The Company may also generate capital through the issuance of securities that includes, but is not limited to, preferred stock under an existing shelf registration statement. As of June 30, 2007, the Company had approximately $100 million available for issuance under this registration statement.
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
     Cash Flows.
     Cash Flows from Operating Activities. Cash flows provided by operating activities decreased $59.1 million between the six months ended June 30, 2006 and the corresponding 2007 period. The primary reason for the decrease was a decrease in cash flows from properties that were sold or contributed to ventures in 2006, including Frost Bank Tower, Bank of America Plaza and the properties contributed to the venture with PREI. These decreases were partially offset by cash flows from the 191 Peachtree acquisition in 2006. Another reason for the decrease in cash flows from operating activities was lower sales of consolidated multi-family and residential projects. The Company completed construction and sold all of the units in its 905 Juniper multi-family residential project during 2006. The Company began construction of another multi-family project in the second quarter of 2007, 10 Terminus Place, but none of these unit sales have closed, thereby causing a decrease in proceeds from multi-family sales and an increase in development and acquisition expenditures. In addition, there was a 2007 decrease in distributions in excess of income from unconsolidated joint ventures, mainly due to decreased distributions from residential joint ventures, which also contributed to the decrease in cash flows from operations
     Cash Flows from Investing Activities. Net cash provided by investing activities decreased $132.4 million between the six months ended June 30, 2006 and the corresponding 2007. This decrease is mainly the result of lower proceeds from venture formation, as the Company formed the venture with PREI in June 2006. In addition, the Company had higher property acquisition and development expenditures in the 2007 period and received lower capital distributions from joint ventures. Partially offsetting the investing activities cash flow change was higher proceeds received in 2007 compared to 2006 for investment property sales, due to the 2007 sale of the North Point ground leased parcels and the sale of land adjacent to The Avenue Carriage Crossing.
     Cash Flows from Financing Activities. Cash flows from financing activities increased $190.1 million between the six months ended June 30, 2006 and the corresponding 2007 period. The primary reason for the increase was higher net borrowings under the Company’s credit and construction facilities over the first half of 2006 by approximately $173.7 million, mainly due to increased development and acquisition costs. Also contributing to the increase was the repayment in 2006 of the 905 Juniper construction loan. Partially offsetting the increase was the purchase of treasury shares of $7.7 million in 2007, compared to none in 2006.

     During the six months ended June 30, 2007, the Company paid common and preferred dividends of $46.1 million which it funded with cash provided by operating activities and with proceeds from investment property sales and the venture formation. During the 2006 period, the Company paid common and preferred dividends of $45.2 million which it funded with cash provided by operating activities. For the foreseeable future, the Company intends to fund its quarterly distributions to common and preferred stockholders with cash provided by operating activities, a portion of proceeds from investment property sales and a portion of distributions from unconsolidated joint ventures in excess of income.
Off Balance Sheet Arrangements
     The Company has a number of off balance sheet joint ventures with varying structures. At June 30, 2007, the Company’s unconsolidated joint ventures had aggregate outstanding indebtedness to third parties of approximately $463.1 million of which the Company’s share was $198.6 million. These loans are generally mortgage or construction loans most of which are non-recourse to the Company. In certain instances, the Company provides “non-recourse carve-out guarantees” on these non-recourse loans.
     One of the Company’s ventures, CF Murfreesboro, which is constructing a retail center, has a $131 million construction loan that matures on July 20, 2010, of which the venture has drawn approximately $60.3 million. The Company guarantees 20% of the amount outstanding under the construction loan, which equals approximately $12.0 million at June 30, 2007. The retail center under construction serves as collateral against the loan, and the Company is liable for 20% of any difference between the proceeds from the sale of the retail center and the amounts due under the loan in the event of default. The Company has not recorded a liability as of June 30, 2007, as it estimates no obligation is or will be required. The unconsolidated joint ventures also had performance bonds which the Company guarantees totaling approximately $1.6 million at June 30, 2007.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following table contains information about the Company’s purchases of its equity securities during the second quarter of 2007:

	PURCHASES RELATED TO OPTIONS		TREASURY STOCK PURCHASES
			Total Number of		Maximum Number
			Shares Purchased as		of Shares That May
	Total Number of	Average Price Paid	Part of Publicly	Average Price	Yet Be Purchased
	Shares Purchased (1)	Per Share (1)	Announced Plan (2)	Paid Per Share	Under Plan (2)
April 1-30	—	—	—	$—	5,000,000
May 1-31	—	—	—	—	5,000,000
June 1-30	—	—	250,000	30.79	4,750,000

Total	—	—	250,000	$30.79	4,750,000

(1)	There were no purchases of equity securities during the second quarter of 2007 related to remittances of shares of stock for option exercises or taxes due thereon.

(2)	On May 9, 2006, the Board of Directors of the Company authorized a stock repurchase plan, which expires May 9, 2009, of up to 5,000,000 shares of the Company’s common stock. The Company purchased 250,000 shares under this plan in the second quarter of 2007.
Item 3. Defaults Upon Senior Securities
     None.

Item 4. Submission of Matters to a Vote of Security Holders
The Company’s Annual Meeting of Stockholders was held on May 14, 2007. The following proposals were adopted by the stockholders of the Company at the annual meeting:
(i)	The election of nine Directors.
The vote on the above was:

		Withheld
	For	Authority
Thomas D. Bell, Jr.	48,945,583	380,494
Erskine B. Bowles	49,101,505	224,572
James D. Edwards	49,245,753	80,324
Lillian C. Giornelli	49,080,003	246,074
S. Taylor Glover	47,546,322	1,779,755
James H. Hance, Jr.	49,115,957	210,120
William B. Harrison, Jr.	49,137,183	188,894
Boone A. Knox	48,307,453	1,018,624
William Porter Payne	48,815,115	510,962
(ii)	A proposal to approve an amendment to the 1999 Incentive Stock Plan to increase the number of shares of common stock available under the 1999 Incentive Stock Plan by 900,000 shares.

The vote on the above was:

For	32,348,433
Against	7,394,222
Abstain	331,969
Broker Non-Votes	9,251,453
(iii)	A proposal to ratify the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2007.

The vote on the above was:

For	48,880,218
Against	417,749
Abstain	28,110
Item 5. Other Information
     None.

Item 6. Exhibits

3.1	Restated and Amended Articles of Incorporation of the Registrant, as amended August 9, 1999, filed as Exhibit 3.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference.

3.1.1	Restated and Amended Articles of Incorporation of the Registrant, as amended December 15, 2004, filed as Exhibit 3(a)(I) to Registrant’s Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.

3.2	Bylaws of the Registrant, as amended April 29, 1993, filed as Exhibit 3.2 to the Registrant’s Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference.

10.1	Form of Indemnification Agreement, filed as Exhibit 10.1 to the Registrant’s Form 8-K on June 20, 2007 and incorporated herein by reference.

10.2	Cousins Properties Incorporated 1999 Incentive Stock Plan, as amended and restated, approved by the stockholders on May 14, 2007, filed as Annex B to the Company’s proxy statement dated April 13, 2007, an incorporated herein by reference.

11	Computation of Per Share Earnings*

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Data required by SFAS No. 128, “Earnings Per Share,” is provided in Note 4 to the condensed consolidated financial statements included in this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COUSINS PROPERTIES INCORPORATED
/s/ James A. Fleming
James A. Fleming
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

August 9, 2007