Form 10-Q
period 2007-09-30
COUSINS PROPERTIES INC
filed 2007-11-05
CIK 25232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 0-3576
COUSINS PROPERTIES INCORPORATED
(Exact name of registrant as specified in its charter)

GEORGIA (State or other jurisdiction of incorporation or organization)	58-0869052 (I.R.S. Employer Identification No.)

191 Peachtree Street, Suite 3600, Atlanta, Georgia (Address of principal executive offices)	30303-1740 (Zip Code)
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
Large accelerated filer ☑   Accelerated filer ☐   Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2007
Common Stock, $1 par value per share	51,858,825 shares

FORWARD-LOOKING STATEMENTS
     Certain matters contained in this report are forward-looking statements within the meaning of the federal securities laws and are subject to uncertainties and risks. These include, but are not limited to, general and local economic conditions, local real estate conditions (including the overall condition of the residential market), the activity of others developing competitive projects, the risks associated with development projects (such as delay, cost overruns and leasing/sales risk of new properties), the cyclical nature of the real estate industry, the financial condition of existing tenants, interest rates, the Company’s ability to obtain favorable financing or zoning, environmental matters, the effects of terrorism, the ability of the Company to close properties under contract and other risks detailed from time to time in the Company’s filings with the Securities and Exchange Commission, including those described in Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The words “believes,” “expects,” “anticipates,” “estimates” and similar expressions are intended to identify forward-looking statements. Although the Company believes that its plans, intentions and expectations reflected in any forward-looking statements are reasonable, the Company can give no assurance that such plans, intentions or expectations will be achieved. Such forward-looking statements are based on current expectations and speak as of the date of such statements. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of future events, new information or otherwise.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share and per share amounts)

	September 30,	December 31,
	2007	2006
ASSETS
PROPERTIES:
Operating properties, net of accumulated depreciation of $134,735 and $115,723 in 2007 and 2006, respectively	$650,342	$472,375
Operating properties held-for-sale	—	1,470
Land held for investment or future development	98,445	101,390
Projects under development	348,589	300,382
Residential lots under development	39,926	27,624

Total properties	1,137,302	903,241

CASH AND CASH EQUIVALENTS	4,997	11,538
RESTRICTED CASH	4,138	2,824
NOTES AND OTHER RECEIVABLES, net of allowance for doubtful accounts of $828 and $501 in 2007 and 2006, respectively	45,172	32,138
INVESTMENT IN UNCONSOLIDATED JOINT VENTURES	184,423	181,918
OTHER ASSETS	64,978	65,094

TOTAL ASSETS	$1,441,010	$1,196,753

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
NOTES PAYABLE	$557,557	$315,149
ACCOUNTS PAYABLE AND ACCRUED LIABILITIES	66,935	55,538
DEFERRED GAIN	170,420	154,104
DEPOSITS AND DEFERRED INCOME	4,955	2,062

TOTAL LIABILITIES	799,867	526,853

MINORITY INTERESTS	46,108	43,985

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS’ INVESTMENT:
Preferred stock, 20,000,000 shares authorized, $1 par value:
7.75% Series A cumulative redeemable preferred stock, $25 liquidation preference; 4,000,000 shares issued and outstanding	100,000	100,000
7.50% Series B cumulative redeemable preferred stock, $25 liquidation preference; 4,000,000 shares issued and outstanding	100,000	100,000
Common stock, $1 par value, 150,000,000 shares authorized, 54,799,115 and 54,439,310 shares issued in 2007 and 2006, respectively	54,799	54,439
Additional paid-in capital	347,168	336,974
Treasury stock at cost, 2,941,582 and 2,691,582 shares in 2007 and 2006, respectively	(72,593)	(64,894)
Cumulative undistributed net income	64,417	99,396
Accumulated other comprehensive income	1,244	—

TOTAL STOCKHOLDERS’ INVESTMENT	595,035	625,915

TOTAL LIABILITIES AND STOCKHOLDERS’ INVESTMENT	$1,441,010	$1,196,753

See accompanying notes to condensed consolidated financial statements.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
REVENUES:
Rental property revenues	$30,664	$19,505	$80,293	$65,357
Fee income	10,513	7,321	28,439	23,457
Multi-family residential unit sales	20	1,026	20	22,741
Residential lot and outparcel sales	4,551	4,572	7,453	12,206
Interest and other	439	379	4,939	831

	46,187	32,803	121,144	124,592

COSTS AND EXPENSES:
Rental property operating expenses	12,573	8,054	33,931	24,969
General and administrative expenses	14,719	12,985	45,013	40,036
Depreciation and amortization	10,554	6,639	28,629	21,967
Multi-family residential unit cost of sales	23	1,346	(24)	19,081
Residential lot and outparcel cost of sales	3,344	3,425	5,684	8,926
Interest expense	3,265	2,625	3,796	11,119
Loss on extinguishment of debt	446	15,443	446	18,207
Other	1,054	414	2,172	1,349

	45,978	50,931	119,647	145,654

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE TAXES, MINORITY INTEREST AND INCOME FROM UNCONSOLIDATED JOINT VENTURES	209	(18,128)	1,497	(21,062)

BENEFIT (PROVISION) FOR INCOME TAXES FROM OPERATIONS	1,806	(7)	3,906	(4,301)

MINORITY INTEREST IN (INCOME) LOSS OF CONSOLIDATED SUBSIDIARIES	286	(899)	(1,418)	(3,290)

INCOME (LOSS) FROM UNCONSOLIDATED JOINT VENTURES	(898)	142,355	6,911	162,882

INCOME FROM CONTINUING OPERATIONS BEFORE GAIN ON SALE OF INVESTMENT PROPERTIES	1,403	123,321	10,896	134,229

GAIN ON SALE OF INVESTMENT PROPERTIES, NET OF APPLICABLE INCOME TAX PROVISION	355	244	4,857	1,110

INCOME FROM CONTINUING OPERATIONS	1,758	123,565	15,753	135,339

DISCONTINUED OPERATIONS, NET OF APPLICABLE INCOME TAX PROVISION:
Income from discontinued operations	31	634	321	1,071
Gain on sale of investment properties	9,872	54,068	18,014	54,394

	9,903	54,702	18,335	55,465

NET INCOME	11,661	178,267	34,088	190,804

DIVIDENDS TO PREFERRED STOCKHOLDERS	(3,812)	(3,812)	(11,437)	(11,437)

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$7,849	$174,455	$22,651	$179,367

PER SHARE INFORMATION — BASIC:
Income (loss) from continuing operations (after preferred dividends)	$(0.04)	$2.37	$0.09	$2.46
Income from discontinued operations	0.19	1.08	0.35	1.10

Basic net income available to common stockholders	$0.15	$3.45	$0.44	$3.56

PER SHARE INFORMATION — DILUTED:
Income (loss) from continuing operations (after preferred dividends)	$(0.04)	$2.29	$0.09	$2.38
Income from discontinued operations	0.19	1.04	0.34	1.06

Diluted net income available to common stockholders	$0.15	$3.33	$0.43	$3.44

CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.37	$0.37	$1.11	$1.11

WEIGHTED AVERAGE SHARES	51,690	50,630	51,744	50,436

DILUTED WEIGHTED AVERAGE SHARES	51,690	52,428	53,214	52,106

See accompanying notes to condensed consolidated financial statements.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands, except per share amounts)

	Nine Months Ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$34,088	$190,804
Adjustments to reconcile net income to net cash flows provided by operating activities:
Gain on sale of investment properties, net of income tax provision	(22,871)	(55,504)
Loss on extinguishment of debt	446	18,207
Depreciation and amortization	28,781	33,567
Amortization of deferred financing costs	787	851
Stock-based compensation	3,853	4,615
Effect of recognizing rental revenues on a straight-line or market basis	(911)	(2,431)
Income from unconsolidated joint ventures less than (in excess of) operating distributions	(94)	(1,795)
Residential lot, outparcel and multi-family cost of sales, net of closing costs paid	5,436	27,579
Residential lot, outparcel and multi-family acquisition and development expenditures	(35,167)	(27,749)
Income tax benefit from stock options	(783)	—
Minority interest in income of consolidated entities	1,418	3,290
Changes in other operating assets and liabilities:
Change in other receivables	(9,035)	10,461
Change in accounts payable and accrued liabilities	8,172	9,540

Net cash provided by operating activities	14,120	211,435

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from investment property sales	36,680	188,470
Proceeds from venture formation	19,338	230,027
Property acquisition and development expenditures	(222,191)	(387,293)
Investment in unconsolidated joint ventures	(6,302)	(19,988)
Distributions from unconsolidated joint ventures in excess of income	3,891	82,143
Investment in notes receivable, net	(1,180)	(1,237)
Change in other assets, net	(17,287)	(12,721)
Change in restricted cash	(1,314)	1,026

Net cash provided by (used in) investing activities	(188,365)	80,427

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit and construction facilities	1,159,700	(953,836)
Repayment of credit and construction facilities	(1,055,800)	961,301
Payment of loan issuance costs	(3,117)	(2,024)
Defeasance costs paid	—	(15,443)
Proceeds from other notes payable or construction loans	162,417	10,262
Repayment of other notes payable or construction loans	(23,909)	(161,380)
Common stock issued, net of expenses	5,918	12,653
Purchase of treasury stock	(7,699)	—
Income tax benefit from stock options	783	862
Common dividends paid	(57,629)	(56,387)
Preferred dividends paid	(11,438)	(11,437)
Contributions from minority partners	405	955
Distributions to minority partners	(1,927)	(20,574)

Net cash provided by (used in) financing activities	167,704	(235,048)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,541)	56,814
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	11,538	9,336

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,997	$66,150

See accompanying notes to condensed consolidated financial statements.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
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
     The condensed consolidated financial statements are unaudited and were prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, these financial statements reflect all adjustments necessary (which adjustments are of a normal and recurring nature) for the fair presentation of the Company’s financial position as of September 30, 2007 and results of operations for the three and nine month periods ended September 30, 2007 and 2006. Results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of results expected for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. These condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The accounting policies employed are materially the same as those shown in Note 2 to the consolidated financial statements included in such Form 10-K, with the exception of the following addition.
     The Company uses derivative financial instruments to manage or hedge its exposure to interest rate changes. The Company follows guidelines for derivative instruments as outlined in Statement of Financial Accounting Standards (“SFAS”) No. 133 “Accounting for Derivative Instruments and Hedging Activities,” as amended. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. SFAS No. 133 requires that changes in the fair value of derivatives that qualify as cash flow hedges be recognized in other comprehensive income (“OCI”), which is included in the Company’s equity section of the balance sheet, while the ineffective portion of the derivative’s change in fair value be recognized in the income statement. Upon the settlement of a hedge, gains and losses associated with the transaction are recorded in OCI and amortized over the underlying term of the hedged item. The Company formally documents all relationships between hedging instruments and hedged items. The Company assesses, both at inception of the hedge and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in the cash flows of the hedged items. In assessing the hedge, the Company uses standard market conventions and techniques such as discounted cash flow analysis, option pricing models and termination costs at each balance sheet date. All methods of assessing fair value result in a general approximation of value, and such value may never actually be realized.
      Prior Period Adjustments
     In periods prior to the fourth quarter of 2006, the Company recorded reimbursements of salary and benefits of on-site employees pursuant to management agreements with third parties and unconsolidated joint ventures as reductions of these expenses. In the fourth quarter of 2006, the Company determined that these amounts should be recorded as revenues in accordance with Emerging Issues Task Force (“EITF”) No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” and, accordingly, began recording these reimbursements in Fee Income on the Condensed Consolidated Statements of Income. Prior periods have been revised to conform to this new presentation. As a result, Fee Income and General and Administrative Expenses have increased by $3.9 million and $11.1 million in the three and nine months ended September 30, 2006, respectively, when compared to amounts previously reported.
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
2. SUPPLEMENTAL CASH FLOWS INFORMATION
     The following table summarizes supplemental information related to cash flows ($ in thousands):

	Nine Months Ended
	September 30,
	2007	2006
Interest paid, including defeasance costs, net of amounts capitalized	$1,935	$43,887
Net income taxes (refunded) paid	(105)	7,701

Non-Cash Transactions
Transfer from operating properties to land	2,392	7,250
Transfer from projects under development to operating properties	154,715	—
Transfer from other assets to projects under development	22,064	—
Transfer from other assets to operating properties	136	—
Change in accrued expenditures excluded from development and acquisition expenditures	2,481	371
Transfer from land to operating properties	2,868	—
Transfer from land to projects under development	18,997	4,783
Transfer from operating properties to operating properties held-for-sale	—	3,194
Change in fair value of derivative instrument	1,244	—
Transfer from projects under development to land	885	2,524
Transfer from investment in joint venture to deferred gain	2,227	—
SAB 51 gain, net of tax, recorded in investment in joint ventures and additional paid-in capital	—	453
Transfer related to venture formation:
Projects under development to investment in joint venture	—	3,980
Operating properties to investment in joint venture	—	16,019
Transfer from other assets to land	—	228
Transfer from other assets to investment in joint venture	—	1,439
Transfer from investment in joint venture to other assets	—	9,636
Transfer from notes and other receivables to accounts payable	—	696
Transfer from unearned compensation to additional paid-in capital	—	8,495
Forfeitures of restricted stock	—	17
3. NOTES PAYABLE, INTEREST EXPENSE AND COMMITMENTS AND CONTINGENCIES
     The following table summarizes the terms and amounts of the notes payable outstanding at September 30, 2007 and December 31, 2006 ($ in thousands):

		Term/
		Amortization		Outstanding at
	Interest	Period	Final	September 30,	December 31,
Description	Rate	(Years)	Maturity	2007	2006
Credit facility (a maximum of $500,000), unsecured	LIBOR + 0.75% to 1.25%	4/N/A	8/29/11	$196,800	$—
Term facility (a maximum of $100,000), unsecured	Swapped rate of 5.01% + 0.70% to 1.20%	5/N/A	8/29/12	100,000	—
Credit facility (replaced by above facility in August 2007)	LIBOR + 0.8% to 1.3%	4/N/A	3/7/10	—	128,200
Construction facility (terminated in August 2007)	LIBOR + 0.8% to 1.3%	4/N/A	3/7/10	—	64,700
The American Cancer Society Center CMBS loan (interest only until October 1, 2011)	6.4515%	5/30	9/1/17	136,000	—
333/555 North Point Center East mortgage note	7.00%	10/25	11/1/11	29,044	29,571
Meridian Mark Plaza mortgage note	8.27%	10/28	9/1/10	23,301	23,602
100/200 North Point Center East mortgage note (interest only until July 1, 2010)	5.39%	5/30	6/1/12	25,000	22,365
The Points at Waterview mortgage note	5.66%	10/25	1/1/16	17,912	18,183
600 University Park Place mortgage note	7.38%	10/30	8/10/11	13,023	13,168
Lakeshore Park Plaza mortgage note	6.78%	10/25	11/1/08	8,861	9,082
King Mill Project I member loan (a maximum of $2,849)	9.00%	3/N/A	8/30/08	2,702	2,625
King Mill Project I second member loan (a maximum of $2,349)	9.00%	3/N/A	6/26/09	2,001	1,815
Jefferson Mill Project member loan (a maximum of $3,156)	9.00%	3/N/A	9/13/09	2,586	1,432
Other miscellaneous notes	Various	Various	Various	327	406

				$557,557	$315,149

     On August 29, 2007, the Company executed an Amended and Restated Credit Agreement (the “New Facility”) with Bank of America and other participating banks. The New Facility recast the existing $400 million Senior Unsecured Revolving Credit Facility (the “Prior Revolver”) and $100 million Construction Facility (collectively referred to as the “Prior Facilities”) by:
•	increasing the size of the Prior Revolver by $100 million to $500 million (the “New Revolver”),

•	paying in full and terminating the $100 million Construction Facility, and

•	creating a $100 million Senior Unsecured Term Loan Facility (“Term Facility”).
     The maturity date of the New Revolver is August 29, 2011, with an additional one-year extension at the Company’s election. The Term Facility matures August 29, 2012. The New Revolver can be expanded by an additional $100 million, under certain circumstances.
     Under the New Revolver, the Company may borrow, at its option, funds at an interest rate calculated as (1) the greater of Bank of America’s prime rate or 0.50% over the Federal Funds Rate (the “Base Rate”) or (2) the current LIBOR rate plus the applicable spread as detailed below. The pricing spread of the New Revolver, plus a comparison to the Prior Revolver, is as follows:

	Applicable Spread —	Applicable Spread —
Leverage Ratio	Prior Revolver	New Revolver

≤ 35%	0.80%	0.75%
>35% but ≤ 45%	0.90%	0.85%
>45% but ≤ 50%	1.00%	0.95%
>50% but ≤ 55’%	1.15%	1.10%
>55%	1.30%	1.25%
     Under the Term Facility, the Company may borrow, at its option, funds at an interest rate calculated as (1) the greater of Bank of America’s prime rate or 0.50% over the Federal Funds Rate or (2) the current LIBOR rate plus the applicable spread as detailed below. The Company intends to elect the LIBOR option throughout the duration of the Term Facility.

Leverage Ratio	Applicable Spread — Term Facility

≤ 35%	0.70%
>35% but ≤ 45%	0.80%
>45% but ≤ 50%	0.90%
>50% but ≤ 55’%	1.05%
>55%	1.20%
     On August 17, 2007, the Company entered into an interest rate swap agreement with a notional amount of $100 million in order to manage its interest rate risk associated with the Term Facility. This swap was designated as a cash flow hedge against the Term Facility and effectively fixes the underlying LIBOR rate of the Term Facility at 5.01%. Payments made or received under the interest rate swap agreement are recorded in interest expense on the condensed consolidated statements of income. The Company is not utilizing the “shortcut method” of accounting for this instrument and is following the hypothetical derivative method as outlined in the Derivative Implementation Group’s No. G7, “Cash Flow Hedges: Measuring the Ineffectiveness of a Cash Flow Hedge under Paragraph 30(b) when the Shortcut Method is not Applied.” The fair value of the interest rate swap agreement at September 30, 2007 was approximately $1.2 million and is recorded in other assets on the condensed consolidated balance sheet. The change in value of the interest rate swap agreement is recorded in OCI, which is included in the equity section of the condensed consolidated balance sheet. Ineffectiveness is analyzed on a quarterly basis and any ineffectiveness is recorded in the condensed consolidated statements of income. There was no ineffectiveness in either the three or nine month 2007 periods.
     Interest is due periodically as defined by the New Facility. Principal is due in full for both the New Revolver and the Term Facility on the maturity dates. The New Revolver has a swing line sub-facility of up to $50 million, bearing interest at the Base Rate less 1.00%. The swing line sub-facility is to be repaid within five business days of any advance thereunder, and is subject to the same availability parameters as the New Facility.
     The New Facility also includes customary events of default, including, but not limited to, the failure to pay any interest or principal when due, the failure to perform covenants of the credit agreement, incorrect or misleading representations or warranties, insolvency or bankruptcy, change of control, the occurrence of certain ERISA events and certain judgment defaults. The amounts outstanding under the New Facility may be accelerated upon certain events of default. The New Facility contains restrictive covenants pertaining to the operations of the Company, including limitations on the amount of debt that may be incurred, the sale of assets, transactions with affiliates, dividends, and distributions. The New Facility also includes certain financial covenants that require, among other things, the maintenance of an unencumbered interest coverage ratio of at least 1.75, a fixed charge coverage ratio of at least 1.50, a leverage ratio of no more than 60%, unsecured debt ratio restrictions, and a minimum stockholders’ equity of $421.9 million plus 70% of future net equity proceeds.
     The Company had $196.8 million drawn on the New Revolver as of September 30, 2007 and, net of $17.4 million reserved for outstanding letters of credit, the Company had $285.8 million available for future borrowings under this facility. In conjunction with the amendment of the New Revolver and the termination of the Construction Facility, in the third quarter of 2007, the Company charged $446,000 of unamortized loan closing costs to Loss on Extinguishment of Debt.
     On July 9, 2007, the Company entered into a $100 million bridge loan with the administrative agent under the Existing Revolver. The bridge loan was to mature on October 9, 2007, with an option to extend to January 9, 2008, and an interest rate of LIBOR plus 0.75%. This loan was paid in full and cancelled in conjunction with the closing of the New Facility.
     On August 31, 2007, a wholly-owned subsidiary of the Company, 250 Williams Street LLC, executed a loan agreement with J. P. Morgan Chase Bank, N.A (the “ACS Loan”). This loan is non-recourse to the Company, subject to customary non-recourse “carve-outs,” and is collateralized by The American Cancer Society Center (“The ACS Center,” formerly Inforum), a 993,000 square foot office building in downtown Atlanta, Georgia. The principal amount of the ACS Loan is $136 million, with an interest rate of 6.4515% and a maturity of September 1, 2017. Payments are due monthly under the ACS Loan, with interest only due through September 1, 2011. Principal and interest are due monthly thereafter based on a 30-year amortization schedule. 250 Williams Street LLC is a special-purpose entity whose purpose is to own and operate The ACS Center. The real estate and other assets of The ACS Center are restricted under the ACS Loan agreement in that they are not available to settle other debts of the Company. However, provided that the ACS Loan has not incurred an uncured event of default, as defined in the loan agreement, the cash flows from 250 Williams Street LLC, after payments of debt service, operating expenses and reserves, are available for distribution to the Company.
     For the three and nine months ended September 30, 2007 and 2006, interest expense was recorded as follows ($ in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Incurred	$8,821	$8,208	$21,999	$26,637
Capitalized	(5,556)	(5,583)	(18,203)	(15,518)

Expensed	$3,265	$2,625	$3,796	$11,119

     At September 30, 2007, the Company had outstanding letters of credit and performance bonds of $37 million. The Company has several projects under development and redevelopment for which it estimates total future funding commitments of $472.4 million at September 30, 2007. Additionally, the Company has future obligations as a lessor of office, retail and industrial space to fund approximately $15.5 million of tenant improvements as of September 30, 2007. As a lessee, the Company has future obligations under ground and office leases of approximately $16.6 million at September 30, 2007.
     On October 16, 2007, 3280 Peachtree I LLC, a wholly-owned subsidiary of the Company, executed a loan agreement with The Northwestern Mutual Life Insurance Company. This loan is non-recourse to the Company, subject to customary non-recourse “carve-outs,” and is collateralized by Terminus 100, a 656,000 square foot office building in the Buckhead district of Atlanta, Georgia.

The principal amount of the loan is $180 million, with an interest rate of 6.13% and a maturity of October 1, 2012. Interest is due monthly throughout the loan, with the principal balance due at maturity.
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
     Weighted average shares-basic and weighted average shares-diluted were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Weighted average shares-basic	51,690	50,630	51,744	50,436
Dilutive potential common shares:
Stock options	—	1,589	1,419	1,498
Restricted stock	—	209	51	172

Weighted average shares-diluted	51,690	52,428	53,214	52,106

Anti-dilutive options not included	2,936	36	919	24

     Because the Company reported a net loss from continuing operations (after preferred stock dividends) for the three months ended September 30, 2007, the effect of all common stock equivalents on per share earnings for that period was anti-dilutive and were therefore excluded from the calculation of weighted average shares-diluted.
5. STOCK-BASED COMPENSATION
     The Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 123(R), “Share-Based Payment,” on January 1, 2006, using the modified prospective method. SFAS 123(R) requires that companies recognize as compensation expense the grant date fair value of share-based awards over the required service period of the awards. The Company has several types of stock-based compensation — stock options, restricted stock and restricted stock units — which are described in Note 7 of “Notes to Consolidated Financial Statements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The Company uses the Black-Scholes model to value its new stock option grants under SFAS 123(R) and recognizes compensation expense in general and administrative expense in the Condensed Consolidated Statements of Income over the related awards’ vesting period. A portion of share-based payment expense is capitalized to projects under development in accordance with SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects.” SFAS 123(R) also requires the Company to estimate forfeitures in calculating the expense related to stock-based compensation, and to reflect the benefits of tax deductions in excess of recognized compensation cost to be reported as both a financing cash inflow and an operating cash outflow.

     The Company expensed approximately $1.4 million and $1.1 million for each of the three months ended September 30, 2007 and 2006, respectively, and $4.4 million and $3.9 million for the nine months ended September 30, 2007 and 2006, respectively, for stock-based compensation, after the effect of capitalization to projects under development and income tax benefit. As of September 30, 2007, the Company had $14.5 million of estimated total unrecognized compensation cost related to stock-based compensation, which will be recognized over a weighted average period of 2.3 years.
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

Assumptions:
Risk free interest rate	4.62%
Expected life	6.60 years
Expected volatility	21.10%
Expected dividend yield	4.67%

Result:
Weighted-average fair value of options granted	$5.09
     The following table summarizes stock option activity during the nine months ended September 30, 2007:

				Weighted-
			Aggregate	Average
	Number of		Intrinsic	Remaining
	Options	Weighted-Average	Value	Contractual
	(in thousands)	Exercise Price	(in thousands)	Life (years)

Outstanding at December 31, 2006	6,117	$23.27
Granted	54	32.67
Exercised	(369)	16.73
Forfeited	(60)	31.06

Outstanding at September 30, 2007	5,742	$23.70	$32,489	6.14

Exercisable at September 30, 2007	3,769	$20.02	$35,201	5.03

     The total intrinsic value of options exercised during the three and nine months ended September 30, 2007 was $0.6 million and $6.8 million, respectively.
     The following table summarizes restricted stock activity during the nine months ended September 30, 2007:

		Weighted-
	Number of	Average
	Shares	Grant Date
	(in thousands)	Fair Value

Non-vested stock at December 31, 2006	164	$30.39
Vested	(8)	30.44
Forfeited	(3)	31.07

Non-vested stock at September 30, 2007	153	$30.37

     Restricted stock units (“RSU”) are accounted for as liability awards under SFAS 123(R) and employees are paid cash based upon the value of the Company’s stock upon vesting. The following table summarizes RSU activity for the nine months ended September 30, 2007 (in thousands):

Outstanding at December 31, 2006	477
Granted	5
Vested	(3)
Forfeited	(9)

Outstanding at September 30, 2007	470

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
     In the third quarter of 2007, the Company sold 3301 Windy Ridge Parkway, a 107,000 square foot office building in Atlanta, Georgia for a sales price of $16.1 million and a gain of approximately $9.9 million.
     In 2006, the Company sold seven of its 12 stand-alone retail sites under ground leases near North Point Mall in suburban Atlanta, Georgia. The Company sold the remaining five sites in the first quarter of 2007. The Company’s basis in the five sites sold in 2007 was separately classified as held-for-sale on the December 31, 2006 Condensed Consolidated Balance Sheet, and there are no significant liabilities or other assets associated with this project. Also in 2006, the Company sold Frost Bank Tower, a 531,000 square foot office building in Austin, Texas and The Avenue of the Peninsula, a 374,000 square foot retail center in Rolling Hills Estates, California.
     The operations of all of these projects are included in discontinued operations in the accompanying Condensed Consolidated Statements of Income. The following details the components of income from discontinued operations ($ in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Rental property revenues	$87	$5,571	$856	$17,961
Other revenues	11	21	72	3,113
Rental property operating expenses	(67)	(2,542)	(455)	(8,401)
Depreciation and amortization	—	(2,416)	(152)	(11,600)
Provision for income taxes	—	—	(152)	(2)

	$31	$634	$169	$1,071

     The gain on sale of the applicable properties included in Discontinued Operations is as follows ($ in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

North Point Ground Leases	$—	$—	$8,164	$—
3301 Windy Ridge Parkway	9,872	—	9,872	—
Frost Bank Tower	—	54,080	—	54,080
Other	—	(12)	(22)	314

	$9,872	$54,068	$18,014	$54,394

7. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES
     The Company describes its investments in unconsolidated joint ventures in Note 6 to its Annual Report on Form 10-K for the year ended December 31, 2006. The following table summarizes balance sheet financial data of unconsolidated joint ventures in which the Company had ownership interests as of September 30, 2007 and December 31, 2006 ($ in thousands):

	Total Assets		Total Debt		Total Equity		Company’s Investment
	2007	2006	2007	2006	2007	2006	2007	2006

CP Venture IV LLC entities	$363,402	$352,798	$38,451	$39,364	$302,889	$294,169	$17,964	$18,610
CP Venture LLC entities	107,246	118,861	—	—	105,826	117,716	4,057	5,157
Charlotte Gateway Village, LLC	176,465	178,784	136,626	144,654	36,222	32,912	10,477	10,502
TRG Columbus Development Venture, Ltd.	242,741	154,281	113,470	76,861	59,942	55,724	29,058	27,619
CL Realty, L.L.C.	129,405	117,820	4,783	5,357	114,268	108,316	70,810	66,979
Temco Associates	63,916	66,001	3,444	3,746	59,297	60,786	30,678	31,223
Crawford Long — CPI, LLC	40,417	42,524	51,774	52,404	(12,055)	(10,664)	(4,800)	(4,037)
CF Murfreesboro Associates	110,879	54,356	72,799	21,428	21,666	21,698	12,277	11,975
Palisades West, LLC	25,894	26,987	—	—	25,310	25,072	13,008	11,959
Ten Peachtree Place Associates	25,705	27,312	28,495	28,849	(3,212)	(1,796)	(3,107)	(2,411)
Wildwood Associates	27,076	21,816	—	—	25,173	21,730	(1,452)	(1,385)
CSC Associates, L.P.	2,161	2,998	—	—	424	1,410	212	706
Pine Mountain Builders, LLC	5,902	3,999	1,608	614	2,453	2,347	1,454	1,191
Handy Road Associates, LLC	5,402	5,349	3,204	3,204	2,173	2,133	2,184	2,209
CPI/FSP I, L.P.	3,191	3,307	—	—	3,154	3,190	1,603	1,621
Other	—	—	—	—	(2)	—	—	—

	$1,329,802	$1,177,193	$454,654	$376,481	$743,528	$734,743	$184,423	$181,918

     The following table summarizes income statement financial data of unconsolidated joint ventures in which the Company had ownership interests, for the nine months ended September 30, 2007 and 2006 ($ in thousands):

					Company’s Share of
	Total Revenues		Net Income (Loss)		Net Income (Loss)
	2007	2006	2007	2006	2007	2006

CP Venture IV LLC entities	$25,138	$6,081	$3,704	$(917)	$920	$1,395
CP Venture LLC entities	15,799	17,389	20,639	6,586	2,134	775
Charlotte Gateway Village, LLC	23,476	23,022	4,218	3,726	882	882
TRG Columbus Development Venture, Ltd.	15,590	68,637	4,777	19,664	883	7,413
CL Realty, L.L.C.	5,823	27,182	4,152	9,248	1,216	4,623
Temco Associates	5,374	34,015	511	10,404	281	4,897
Crawford Long — CPI, LLC	8,203	7,968	1,207	881	547	404
CF Murfreesboro Associates	240	—	(32)	—	40	—
Palisades West, LLC	247	—	238	—	119	—
Ten Peachtree Place Associates	5,189	5,248	204	557	116	316
Wildwood Associates	6	—	(134)	(164)	(67)	(83)
CSC Associates, L.P.	38	37,283	(39)	289,199	(19)	141,344
Pine Mountain Builders, LLC	1,812	14,668	107	1,676	6	615
Handy Road Associates, LLC	4	187	(220)	(208)	(128)	(223)
CPI/FSP I, L.P.	—	—	(37)	—	(18)	—
Brad Cous Golf Venture, Ltd.	—	178	(2)	3,127	—	1,107
Other	—	5	—	93	(1)	(583)

	$106,939	$241,863	$39,293	$343,872	$6,911	$162,882

8. OTHER ASSETS
     At September 30, 2007 and December 31, 2006, Other Assets included the following ($ in thousands):

	2007	2006

Investment in Verde Group, L.L.C.	$9,376	$9,376
FF&E and leasehold improvements, net of accumulated depreciation of $10,273 and $16,429 as of September 30, 2007 and December 31, 2006, respectively	15,055	8,665
Predevelopment costs and earnest money	11,810	22,924
Prepaid expenses and other assets	15,842	6,531
Intangible Assets:
Goodwill	5,529	5,602
Above market leases, net of accumulated amortization of $5,148 and $1,447 as of September 30, 2007 and December 31, 2006, respectively	5,705	9,407
In-place leases, net of accumulated amortization of $1,386 and $472 as of as of September 30, 2007 and December 31, 2006, respectively	1,661	2,589

	$64,978	$65,094

     Goodwill relates entirely to the Office/Multi-Family reportable segment. Other intangible assets relate primarily to the 2006 acquisitions of the interests in 191 Peachtree Tower and Cosmopolitan Center. In conjunction with these acquisitions, the Company also acquired intangible liabilities for below market leases and an above market ground lease, which are recorded within Accounts Payable and Accrued Liabilities on the Condensed Consolidated Balance Sheets. Above and below market leases are amortized into rental revenues over the remaining lease terms. In-place leases are amortized into depreciation and amortization expense also over remaining lease terms. The aggregate amortization of these intangible assets and liabilities was $1.2 million and $4.4 million for the three and nine months ended September 30, 2007, respectively. Amortization expense for intangibles totaled $251,000 in both the three and nine months ended September 30, 2006. Aggregate amortization of these intangible assets and liabilities is anticipated to be as follows ($ in thousands):

	Below Market	Above Market	In-Place
	Leases	Leases	Leases	Total

2007	(43)	1,091	239	1,287
2008	(161)	4,093	865	4,797
2009	(136)	182	120	166
2010	(135)	182	97	144
2011	(125)	137	79	91
Thereafter	(804)	20	261	(523)

	(1,404)	5,705	1,661	5,962

9. REPORTABLE SEGMENTS
     The Company has four reportable segments: Office/Multi-Family, Retail, Land, and Industrial. The Office/Multi-family division develops, leases and manages owned and third-party owned office buildings and, through CREC and its affiliates, invests in and/or develops for-sale multi-family real estate products. The Retail and Industrial divisions develop, lease and manage retail and industrial centers, respectively. The Land division owns various tracts of land that are held for investment or future development. The Land division also develops single-family residential communities that are parceled into lots and sold to various homebuilders or sold as undeveloped tracts of land. The Company’s reportable segments are categorized based on the type of product the division provides. The divisions are managed separately because each product they provide has separate and distinct development issues, leasing and/or sales strategies and management issues. The divisions also match the manner in which the chief operating decision maker reviews results and information and allocates resources. The unallocated and other category in the following table includes general corporate overhead costs not specific to any segment, interest expense, as financing decisions are not generally made at the reportable segment level, income taxes and preferred dividends.
     Company management evaluates the performance of its reportable segments in part based on funds from operations available to common stockholders (“FFO”). FFO is a supplemental operating performance measure used in the real estate industry. The Company calculated FFO using the National Association of Real Estate Investment Trusts’ (“NAREIT”) definition of FFO, which is net income available to common stockholders (computed in accordance with GAAP), excluding extraordinary items, cumulative effect of change in accounting principle and gains or losses from sales of depreciable property, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures to reflect FFO on the same basis. For the 2006 three and nine month periods, the Company presented both the NAREIT-defined calculation and an adjusted NAREIT-defined calculation of FFO. The Company adjusted the NAREIT-defined FFO to add back the losses on extinguishment of debt recognized in the second and third quarters of 2006 related to the venture formation with Prudential and the Bank of America Plaza sale (see Notes 4 and 5 in the Form 10-K dated December 31, 2006 for more information). The Company presented this additional measure of FFO because the loss on extinguishment of debt that the Company recognized related to a sale or an exchange of real estate, and all other amounts related to a sale or an exchange of real estate, are excluded from FFO.
     FFO is used by industry analysts, investors and the Company as a supplemental measure of an equity REIT’s operating performance. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, many industry investors and analysts have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. Thus, NAREIT created FFO as a supplemental measure of a REIT’s operating performance that excludes historical cost depreciation, among other items, from GAAP net income. Management believes that the use of FFO, combined with the required primary GAAP presentations, has been fundamentally beneficial, improving the understanding of operating results of REITs among the investing public and making comparisons of REIT operating results more meaningful. In addition to Company management evaluating the operating performance of its reportable segments based on FFO results, management uses FFO and FFO per share, along with other measures, to assess performance in connection with evaluating and granting incentive compensation to its officers and other key employees.
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
     The following tables summarize the operations of the Company’s reportable segments for the three and nine months ended September 30, 2007 and 2006.

	Office/Multi-Family				Unallocated and
Three Months Ended September 30, 2007 (in thousands)	Division	Retail Division	Land Division	Industrial Division	Other	Total

Rental property revenues — continuing	$22,925	$6,948	$—	$791	$—	$30,664
Rental property revenues — discontinued	84	3	—	—	—	87
Multi-family residential unit sales	20	—	—	—	—	20
Residential lot and outparcel sales	—	1,700	2,851	—	—	4,551
Fee income	8,666	1,355	181	311	—	10,513
Other income — continuing	257	86	—	33	63	439
Other income — discontinued	8	3	—	—	—	11

Total revenues from consolidated entities	31,960	10,095	3,032	1,135	63	46,285

Rental property operating expenses — continuing	(10,273)	(2,110)	—	(190)	—	(12,573)
Rental property operating expenses — discontinued	(68)	1	—	—	—	(67)
Multi-family residential unit cost of sales	(23)	—	—	—	—	(23)
Residential lot and outparcel cost of sales	—	(932)	(2,412)	—	—	(3,344)
Third party leasing and management direct operating expenses	(4,681)	(83)	—	—	—	(4,764)
General and administrative expenses	(1,036)	(2,079)	(814)	(250)	(5,776)	(9,955)
Loss on extinguishment of debt	—	—	—	—	(446)	(446)
Other expenses — continuing	(55)	(432)	(132)	(435)	(4,030)	(5,084)

Total costs and expenses	(16,136)	(5,635)	(3,358)	(875)	(10,252)	(36,256)

Provision for income taxes from operations — continuing	—	—	—	—	1,809	1,809

Minority interest in income from consolidated subsidiaries	887	(641)	—	40	—	286

Funds from operations from unconsolidated joint ventures:
Unconsolidated joint venture revenue less operating expenses	1,759	1,198	—	—	49	3,006
Residential lot and outparcel sales, net	—	—	407	—	—	407
Multi-family residential sales, net	(3,345)	—	—	—	—	(3,345)
Other joint venture income, net	—	5	(237)	—	(832)	(1,064)

Funds from operations from unconsolidated joint ventures	(1,586)	1,203	170	—	(783)	(996)

Preferred stock dividends	—	—	—	—	(3,812)	(3,812)

Funds from operations available to common stockholders	$15,125	$5,022	$(156)	$300	$(12,975)	$7,316

Real estate depreciation and amortization:
Continuing						(9,794)
Unconsolidated joint ventures						(1,133)

Total real estate depreciation and amortization						(10,927)

Gain on sale of depreciated investment properties, net of applicable income tax provision:
Continuing						355
Discontinued						9,872
Unconsolidated joint ventures						1,233

Total gain on sale of depreciated investment properties, net of applicable income tax provision						11,460

Net income available to common stockholders						$7,849

	Office/Multi-		Land	Industrial	Unallocated and
Nine Months Ended September 30, 2007 (in thousands)	Family Division	Retail Division	Division	Division	Other	Total

Rental property revenues — continuing	$58,703	$19,786	$—	$1,804	$—	$80,293
Rental property revenues — discontinued	709	147	—	—	—	856
Residential lot and outparcel sales	—	1,700	5,753	—	—	7,453
Multi-family residential unit sales	20	—	—	—	—	20
Fee income	22,957	4,059	541	878	4	28,439
Other income — continuing	3,713	949	6	118	153	4,939
Other income — discontinued	27	45	—	—	—	72

Total revenues from consolidated entities	86,129	26,686	6,300	2,800	157	122,072

Rental property operating expenses — continuing	(27,687)	(5,909)	—	(335)	—	(33,931)
Rental property operating expenses — discontinued	(476)	21	—	—	—	(455)
Residential lot and outparcel cost of sales	—	(932)	(4,752)	—	—	(5,684)
Multi-family residential unit cost of sales	24	—	—	—	—	24
Third party leasing and management direct operating expenses	(14,187)	(240)	—	—	—	(14,427)
General and administrative expenses	(3,192)	(6,841)	(2,407)	(503)	(17,643)	(30,586)
Loss on extinguishment of debt	—	—	—	—	(446)	(446)
Other expenses — continuing	(191)	(514)	(359)	(1,109)	(5,813)	(7,986)

Total costs and expenses	(45,709)	(14,415)	(7,518)	(1,947)	(23,902)	(93,491)

Provision for income taxes from operations — continuing	—	—	—	—	3,906	3,906

Minority interest in income from consolidated subsidiaries	345	(1,869)	—	106	—	(1,418)

Funds from operations from unconsolidated joint ventures:
Unconsolidated joint venture revenue less operating expenses	5,245	3,469	—	—	56	8,770
Residential lot and outparcel sales, net	—	—	2,049	—	—	2,049
Multi-family residential sales, net	883	—	—	—	—	883
Other joint venture income, net	—	6	(429)	—	(2,264)	(2,687)

Funds from operations from unconsolidated joint ventures	6,128	3,475	1,620	—	(2,208)	9,015

Gain on sale of undepreciated investment properties — continuing	—	4,375	—	—	—	4,375
Gain on sale of undepreciated investment properties — discontinued	—	8,164	—	—	—	8,164
Preferred stock dividends	—	—	—	—	(11,437)	(11,437)

Funds from operations available to common stockholders	$46,893	$26,416	$402	$959	$(33,484)	$41,186

Real estate depreciation and amortization:
Continuing						(26,610)
Discontinued						(152)
Unconsolidated joint ventures						(3,303)

Total real estate depreciation and amortization						(30,065)

Gain on sale of depreciated investment properties, net of applicable income tax provision:
Continuing						482
Discontinued						9,850
Unconsolidated joint ventures						1,198

Total gain on sale of depreciated investment properties, net of applicable income tax provision						11,530

Net income available to common stockholders						$22,651

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Reconciliation to Consolidated Revenues	2007	2006	2007	2006
Total revenues from consolidated entities for segment reporting	$46,285	$38,395	$122,072	$145,666
Less: rental property revenues from discontinued operations	(98)	(5,592)	(928)	(21,074)

Total consolidated revenues	$46,187	$32,803	$121,144	$124,592

	Office/Multi-		Land	Industrial	Unallocated
Three Months Ended September 30, 2006 (in thousands)	Family Division	Retail Division	Division	Division	and Other	Total

Rental property revenues — continuing	$14,330	$4,909	$—	$266	$—	$19,505
Rental property revenues — discontinued	3,230	2,341	—	—	—	5,571
Residential lot and outparcel sales	—	3,184	1,388	—	—	4,572
Multi-family residential unit sales	1,026	—	—	—	—	1,026
Fee income	6,322	757	242	—	—	7,321
Other income — continuing	232	56	20	15	56	379
Other income — discontinued	—	21	—	—	—	21

Total revenues from consolidated entities	25,140	11,268	1,650	281	56	38,395

Rental property operating expenses — continuing	(6,416)	(1,553)	—	(85)	—	(8,054)
Rental property operating expenses — discontinued	(1,639)	(903)	—	—	—	(2,542)
Residential lot and outparcel cost of sales	—	(2,388)	(1,037)	—	—	(3,425)
Multi-family residential unit cost of sales	(1,346)	—	—	—	—	(1,346)
Third party leasing and management direct operating expenses	(4,506)	—	—	—	—	(4,506)
General and administrative expenses	(1,547)	(473)	(502)	(22)	(5,957)	(8,501)
Other expenses — continuing	(153)	(205)	(137)	(5)	(3,219)	(3,719)

Total costs and expenses	(15,607)	(5,522)	(1,676)	(112)	(9,176)	(32,093)

Provision for income taxes from operations — continuing	—	—	—	—	(7)	(7)

Minority interest in income from consolidated subsidiaries	(395)	(531)	—	27	—	(899)

Funds from operations from unconsolidated joint ventures:
Unconsolidated joint venture revenue less operating expenses	5,508	3,125	—	—	—	8,633
Residential lot and outparcel sales, net	—	—	1,558	—	—	1,558
Multi-family residential sales, net	2,987	—	—	—	—	2,987
Other joint venture income, net	(34)	—	(11)	—	(1,042)	(1,087)

Funds from operations from unconsolidated joint ventures	8,461	3,125	1,547	—	(1,042)	12,091

Gain on sale of undepreciated investment properties	—	—	179	—	—	179
Preferred stock dividends	—	—	—	—	(3,812)	(3,812)

Funds from operations available to common stockholders, excluding loss on extinguishment of debt	17,599	8,340	1,700	196	(13,981)	13,854

Loss on extinguishment of debt	(15,443)	—	—	—	—	(15,443)

Funds from operations available to common stockholders	$2,156	$8,340	$1,700	$196	$(13,981)	(1,589)

Real estate depreciation and amortization:
Continuing						(5,937)
Discontinued						(2,416)
Unconsolidated joint ventures						(2,928)

Total real estate depreciation and amortization						(11,281)

Gain on sale of depreciated investment properties, net of applicable income tax provision:
Continuing						65
Discontinued						54,068
Unconsolidated joint ventures						133,192

Total gain on sale of depreciated investment properties, net of applicable income tax provision						187,325

Net income available to common stockholders						$174,455

	Office/Multi-Family		Land	Industrial	Unallocated
Nine Months Ended September 30, 2006 (in thousands)	Division	Retail Division	Division	Division	and Other	Total

Rental property revenues — continuing	$41,435	$23,656	$—	$266	$—	$65,357
Rental property revenues — discontinued	10,761	7,200	—	—	—	17,961
Residential lot and outparcel sales	—	3,294	8,640	272	—	12,206
Multi-family residential unit sales	22,741	—	—	—	—	22,741
Fee income	20,488	1,375	1,594	—	—	23,457
Other income — continuing	28	577	73	16	137	831
Other income — discontinued	2,300	813	—	—	—	3,113

Total revenues from consolidated entities	97,753	36,915	10,307	554	137	145,666

Rental property operating expenses — continuing	(17,610)	(7,274)	—	(85)	—	(24,969)
Rental property operating expenses — discontinued	(5,759)	(2,642)	—	—	—	(8,401)
Residential lot and outparcel cost of sales	—	(2,490)	(6,220)	(216)	—	(8,926)
Multi-family residential unit cost of sales	(19,081)	—	—	—	—	(19,081)
Third party leasing and management direct operating expenses	(12,879)	—	—	—	—	(12,879)
General and administrative expenses	(5,018)	(1,777)	(1,633)	(56)	(18,707)	(27,191)
Other expenses — continuing	(337)	(914)	(334)	(12)	(13,230)	(14,827)

Total costs and expenses	(60,684)	(15,097)	(8,187)	(369)	(31,937)	(116,274)

Provision for income taxes from operations — continuing	—	—	—	—	(4,301)	(4,301)

Minority interest in income from consolidated subsidiaries	(2,327)	(990)	—	27	—	(3,290)

Funds from operations from unconsolidated joint ventures:
Unconsolidated joint venture revenue less operating expenses	16,707	4,098	—	—	—	20,805
Residential lot and outparcel sales, net	—	—	5,722	—	—	5,722
Multi-family residential sales, net	7,413	—	—	—	—	7,413
Other joint venture income, net	(42)	90	4,063	—	(2,417)	1,694

Funds from operations from unconsolidated joint ventures	24,078	4,188	9,785	—	(2,417)	35,634

Gain on sale of undepreciated investment properties	—	—	914	—	—	914
Preferred stock dividends	—	—	—	—	(11,437)	(11,437)

Funds from operations available to common stockholders, excluding loss on extinguishment of debt	58,820	25,016	12,819	212	(49,955)	46,912

Loss on extinguishment of debt	(15,443)	(2,764)	—	—	—	(18,207)

Funds from operations available to common stockholders	$43,377	$22,252	$12,819	$212	$(49,955)	28,705

Real estate depreciation and amortization:
Continuing						(19,576)
Discontinued						(11,600)
Unconsolidated joint ventures						(6,998)

Total real estate depreciation and amortization						(38,174)

Gain on sale of depreciated investment properties, net of applicable income tax provision:
Continuing						196
Discontinued						54,394
Unconsolidated joint ventures						134,246

Total gain on sale of depreciated investment properties, net of applicable income tax provision						188,836

Net income available to common stockholders						$179,367

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview:
     Cousins Properties Incorporated, (along with its subsidiaries and affiliates, collectively referred to as the “Company”), is a real estate development company with experience in the development, leasing, financing and management of office, retail and industrial properties in addition to residential land development. The Company also has experience with the development and sale of multi-family products. As of September 30, 2007, the Company held interests directly or through joint ventures in 24 office properties totaling 7.7 million square feet, 14 retail properties totaling 4.8 million square feet, four industrial properties totaling 2.0 million square feet and 1,569 developed residential land lots held for sale. These interests include office, retail, and industrial projects under development or redevelopment totaling 6.4 million square feet. The Company also had an interest in 671 for-sale units in two under-development multi-family projects. The Company had 24 residential communities in various stages of development directly or through joint ventures in which approximately 10,600 lots remain to be developed and/or sold. In addition, the Company owned directly or through joint ventures approximately 9,100 acres of land.
     The Company’s strategy is to produce stockholder returns by creating value through the development of high quality, well-located office, retail, industrial, multi-family and residential properties. The Company has developed substantially all of the real estate assets it owns. A key element in the Company’s strategy is to actively manage its portfolio of investment properties and, at the appropriate times, to engage in timely and strategic recycling of its capital, either by sales, financings or through contributions to ventures in which the Company retains an ownership interest. These transactions seek to maximize the value of the assets the Company has created, generate capital for additional development properties and return a portion of the value created to the Company’s stockholders.
     Significant events during the three months ended September 30, 2007 included the following:
•	Purchased approximately 71 acres of land in Kansas City, Missouri, and began construction of Tiffany Springs MarketCenter, a 585,000 square foot retail center anchored by Target, JCPenney, Best Buy, The Home Depot and Sports Authority.

•	Sold 3301 Windy Ridge Parkway, a 107,000 square-foot office building in suburban Atlanta, Georgia.

•	Executed a 284,000 square foot lease with the Georgia Department of Transportation at One Georgia Center.

•	Through a partnership with Seefried Properties Inc., acquired 47 acres of land in Lancaster, Texas, for the potential future development of a 733,000 square foot distribution building.

•	Recast its credit facility, which was an increase in size of $100 million to $500 million, extended the maturity date to August 2011 and reduced its interest rate spread over LIBOR.

•	Closed a $100 million unsecured term loan that matures in August 2012.

•	Closed a $136 million, non-recourse, 10-year mortgage loan on The American Cancer Society Center (formerly Inforum).

Results of Operations:
     Rental Property Revenues. Rental property revenues increased approximately $11.2 million (57%) and $14.9 million (23%) in the three and nine month 2007 periods, respectively, compared to the same 2006 periods. These increases are discussed in detail below, but generally result from the acquisition and operations of newly-developed office and industrial properties, offset by revenue lost on retail properties contributed to a venture.
     Rental property revenues from the office portfolio increased approximately $8.6 million and $17.3 million in the three and nine month 2007 periods, respectively, as a result of the following:
•	Increase of $4.0 million and $12.5 million in the three and nine month 2007 periods, respectively, related to the third quarter 2006 purchase of the interests in 191 Peachtree Tower;

•	Increase of $2.5 million and $2.9 million in the three and nine month 2007 periods, respectively, due to the second quarter 2007 opening of Terminus 100;

•	Increase of $143,000 and $535,000 in the three and nine month 2007 periods, respectively, related to the third quarter 2006 purchase of Cosmopolitan Center;

•	Increase of $369,000 and $561,000 in the three and nine month 2007 periods, respectively, related to the second quarter 2007 acquisition of the 221 Peachtree Center Avenue Garage;

•	Increase of $2.4 million and $3.8 million in the three and nine month 2007 periods, respectively, related to increased leasing at The ACS Center, 100 North Point Center East, 200 North Point Center East, 600 University Park Place, and Lakeshore Park Plaza;

•	Decrease of $971,000 and $3.1 million in the three and nine month 2007 periods, respectively, related to 3100 Windy Hill Road, as the lease for the sole tenant in this building expired in the fourth quarter of 2006. The Company is actively attempting to re-lease this space, although there can be no guarantee of lease-up in the near term.
     Rental property revenues from the retail portfolio increased approximately $2.0 million in the three month 2007 period compared to a decrease of $3.9 million in the 2007 nine month period as a result of the following:
•	Decrease of $190,000 and $12.7 million in the three and nine month 2007 periods, respectively, related to the contribution of five retail properties to a venture with an affiliate of The Prudential Insurance Company of America (“PREI” — see Note 5 in the Annual Report on Form 10-K for the year ended December 31, 2006). Upon venture formation in 2006, the Company began accounting for the properties on the equity method;

•	Increase of $384,000 and $1.5 million in the three and nine month 2007 periods, respectively, related to the lease up of The Avenue Carriage Crossing;

•	Increase of $464,000 and $2.4 million for the three and nine month 2007 periods, respectively, related to the first quarter 2006 opening of San Jose MarketCenter and increased average economic occupancy;

•	Increase of $1.4 million and $5.0 million for the three and nine month 2007 periods, respectively, related to the August 2006 opening of The Avenue Webb Gin.
     Rental property revenues from the Industrial Division increased approximately $525,000 and $1.5 million for the three and nine month 2007 periods, respectively, compared to the same 2006 periods, due to the third quarter 2006 opening of King Mill Distribution Park Building 3A and the first quarter 2007 opening of the first building at Lakeside Ranch Business Park.

     Rental Property Operating Expenses. Rental property operating expenses increased approximately $4.5 million (56%) and $9.0 million (36%) in the three and nine month 2007 periods, respectively, compared to the same 2006 periods, as a result of the following:
•	Increase of $3.4 million and $9.8 million in the three and nine month 2007 periods, respectively, related to the aforementioned openings or lease up of The Avenue Carriage Crossing, San Jose MarketCenter, The Avenue Webb Gin, Terminus 100 and the two industrial buildings, plus the purchases of Cosmopolitan Center and the interests in the 191 Peachtree Tower office building;

•	Increase of approximately $1.1 million and $2.1 million in the three and nine month 2007 periods, respectively, due to increased leasing at The ACS Center between 2006 and 2007 and to a change in accounting for certain tenant reimbursements at this building;

•	Decrease of $167,000 and $3.5 million in the three and nine month 2007 periods, respectively, as a result of the formation of the venture with PREI.
     Fee Income. Fee income increased approximately $3.2 million (44%) and $5.0 million (21%) in the three and nine month 2007 periods, respectively, compared to the same 2006 periods, due to the following:
•	Increase of $2.3 million and $2.1 million in the three and nine month 2007 periods, respectively, from leasing fees, mainly due to an increase in activity at third party managed properties;

•	Increase of $399,000 and $2.4 million in the three and nine month 2007 periods, respectively, related to salary and expense reimbursements for projects the Company develops or manages for third parties. Certain expenditures of the Company are reimbursed by these third parties, and these reimbursements are recognized in fee income;

•	Increase of approximately $352,000 and $782,000 for the three and nine month 2007 periods, respectively, related to development fee income from Palisades West, LLC, in which the Company is a 50% partner;

•	Increase of approximately $467,000 for the nine month 2007 period related to development fee income from CF Murfreesboro Associates, in which the Company is also a 50% partner;

•	Decrease of $1.1 million for the nine month 2007 period due to lower development fee income from Temco Associates (“Temco”). A fee of $831,000 was paid as a result of the 2006 sale of 855 acres of land at Temco’s Seven Hills project.
     Multi-family Residential Unit Sales and Cost of Sales. Multi-family residential unit sales and cost of sales decreased as a result of the 2006 closings of all units in the 905 Juniper multi-family residential project.
     Residential Lot Sales. The Company’s residential lot business consists of five projects that are consolidated and 19 projects that are owned through joint ventures with Temco and CL Realty, LLC. Income from the consolidated projects is recorded in residential lot and outparcel sales and cost of sales on the condensed consolidated statements of income; and income from Temco and CL Realty, LLC is recorded in income from unconsolidated joint ventures on the condensed consolidated statements of income. On a combined basis, income from the Company’s residential lot business decreased $1.3 million and $9.4 million in the three and nine month 2007 periods compared with the same 2006 periods. Substantially all of the decrease in the three month period came from the joint ventures and $8.0 million of the decrease in the nine month period come from the joint ventures.

     Demand for residential lots is down significantly as a result of general market conditions and as a result of limited demand in the Company’s principal markets in Texas, Florida and metropolitan Atlanta. Builders, the Company’s primary customers for residential lots, have a general oversupply of inventory in our markets and are working to reduce inventory levels before they consider buying additional lots. In addition, the 2007 changes in credit availability for home buyers and home builders has made it more difficult obtain financing for purchases. Management is closely monitoring market developments but is currently unable to predict when markets will improve. Management expects these market conditions to continue to negatively impact residential lot sales and have an adverse impact on the Company’s results of operations until such time as the residential lot markets improve.
     Interest and Other. Interest and other income remained relatively flat between the three month 2007 and 2006 periods and increased approximately $4.1 million between the nine month 2007 and 2006 periods, as a result of the following:
•	In 2007, the Company recognized $664,000 in the second quarter from a lease termination fee at The Avenue Webb Gin, and $3.5 million in the first quarter, from a lease termination fee at The ACS Center;

•	In 2006, a lease termination fee of $400,000 was recognized in the first quarter at The Avenue West Cobb.
     General and Administrative Expenses. General and administrative expenses increased approximately $1.7 million (13%) and $5.0 million (12%) in the three and nine month 2007 periods, respectively, compared to the same 2006 periods. These increases are primarily due to the following:
•	Increase of approximately $1.5 million in the nine month 2007 period in salaries and benefits and certain office expenses charged to third party entities, for which the Company receives reimbursement. Results for the three month 2007 period remained relatively flat compared to the three month 2006 period.

•	Increase of approximately $1.3 million and $1.9 million in the three and nine month 2007 periods, respectively, related to salaries and benefits, net of amounts capitalized to projects under development, due to general salary increases and increased headcount between 2006 and 2007.

•	Increase of approximately $328,000 and $730,000 in the three and nine month 2007 periods, respectively, in professional fees, a large portion of which related to an increase in legal fees. The increased legal fees were related to additional work performed in order to comply with new SEC rules and regulations related to the proxy filing and an increase in legal fees related to potential venture formations and other projects.

•	Increase of approximately $212,000 and $403,000 in the three and nine month 2007 periods, respectively, in leasing commission expense from increased leasing activity at third party managed projects, for which the Company earns fee income.
     Depreciation and Amortization. Depreciation and amortization increased approximately $3.9 million and $6.7 million in the three and nine month 2007 periods, respectively, compared to the same 2006 periods primarily as a result of the following:
•	Increase of approximately $3.7 million and $10.9 million in the three and nine month 2007 periods, respectively, from the openings San Jose MarketCenter, The Avenue Webb Gin, the two industrial properties, and Terminus 100, and the acquisitions of Cosmopolitan Center and the ownership interests in 191 Peachtree Tower;

•	Decrease of approximately $4.0 million in the nine month 2007 period for the five retail properties contributed to the venture with PREI.
     Interest Expense. Interest expense increased approximately $640,000 in the three month 2007 period and decreased approximately $7.3 million in the nine month 2007 period, compared to the same 2006 periods. The increase in the three month period is a result of the slightly higher average borrowings outstanding during the period. The decrease in the nine month period is a result of a decrease in interest incurred of $4.6 million and an increase in capitalized interest of $2.7 million. Interest incurred decreased as a result of debt reductions associated with proceeds from the sale of properties and with proceeds from the transactions with PREI. Capitalized interest increased due to higher weighted average expenditures on development projects.
     Loss on Extinguishment of Debt. Loss on extinguishment of debt decreased approximately $15.0 million and $17.8 million in the three and nine month 2007 periods, respectively, as a result of the following:
•	In the third quarter of 2007, the Company charged to expense $446,000 of unamortized loan closing costs related to its construction facility and a portion of costs related to its credit facility, which was amended during the quarter (see Note 3 contained herein);

•	In the third quarter of 2006, CSC Associates, L.P., of which the Company owns a 50% interest, sold Bank of America Plaza. This building was encumbered by a mortgage note payable, the proceeds of which had been loaned to the Company and, in turn, the Company was obligated in full on the debt. The Company repaid the debt upon the sale of Bank of America Plaza and recognized a loss totaling approximately $15.4 million, which was equal to the defeasance fee paid to terminate the note and to the balance of unamortized closing costs remaining from the origination of the note payable;

•	In the second quarter of 2006, the Company incurred a loss on extinguishment of debt of approximately $2.8 million related to the assumption of The Avenue East Cobb mortgage note payable by the aforementioned venture formed with PREI.
     Benefit (Provision) for Income Taxes from Operations. The provision for income taxes from operations decreased approximately $1.8 million and $8.2 million from the three and nine month 2006 periods to a benefit for income taxes for the three and nine month 2007 periods, respectively. Between the 2006 and 2007 periods, the operations at Cousins Real Estate Corporation (“CREC”), the Company’s taxable REIT subsidiary, decreased to a loss before income taxes. This loss was mainly due to the following:
•	The decreases in residential lot and outparcel sales, both at consolidated projects and from the Temco and CL Realty residential joint ventures (discussed in the income from unconsolidated joint ventures section below);

•	Multi-family residential unit profits decreased in 2007 at the 50 Biscayne project, owned 40% by CREC (discussed in the income from unconsolidated joint ventures section below), and, as mentioned above, at the 905 Juniper project, which also contributed to the decrease in income taxes;

•	Interest expense on borrowings between the Company and CREC increased which also contributed to the loss before income taxes at CREC, and therefore contributed to the increase in the benefit for income taxes from operations.
     Income from Unconsolidated Joint Ventures. Income from unconsolidated joint ventures decreased approximately $143.3 million (100%) and $156.0 million (96%) in the three and nine month 2007 periods, respectively, compared to the same 2006 periods due to the following (All amounts discussed reflect the Company’s share of joint venture income based on its ownership interest in each joint venture):
•	Income from CSC Associates, L.P. decreased approximately $135.8 million and $141.4 million in the three and nine month 2007 periods, respectively, due to the sale of Bank of America Plaza, the single asset of this venture in September 2006. The Company recognized a gain of approximately $133 million from this sale in the third quarter of 2006.

•	Income from TRG decreased approximately $6.3 million and $6.5 million in the three and nine month 2007 periods, respectively. TRG recognizes income on its condominium units under contract for sale using the percentage of completion method of accounting.

In October 2007, TRG began closing units under contract and, as of the end of October, over 90 of the 529 units at the 50 Biscayne project have closed. However, given the current market for condominium units in the Miami area and the overall current condition of the credit markets for financing the purchase of condominiums, some of the contracts are in default and management believes that some of the units in default and potentially other units may not ultimately close. Accordingly, TRG recorded an adjustment to reverse revenue previously recognized on units that management estimates may not close. This adjustment reduced income from TRG approximately $5.1 million.

•	Income from Temco decreased approximately $167,000 and $4.6 million in the three and nine month 2007 periods, respectively, compared to the same 2006 periods due to the sale of 855 acres of land at the venture’s Seven Hills project in the first quarter of 2006, which generated a gain to the Company of $3.2 million, and to a decrease in the number of lots sold from 314 in the first nine months of 2006 to 65 in the same 2007 period. See additional discussion in the Residential Lot and Outparcel Sales and Cost of Sales section above.

•	Income from CL Realty decreased approximately $1.2 million and $3.4 million in the three and nine month 2007 periods, respectively, compared to the same 2006 periods due to a decrease in lots sold from 704 in the first nine months of 2006 to 293 in the same 2007 period. See additional discussion in the Residential Lot and Outparcel Sales and Cost of Sales section above.

•	Income from CP Venture Two LLC increased $1.3 million in both the three and nine month 2007 periods due to the venture’s sale of Mansell Crossing Phase II, a 103,000 square foot retail center in Atlanta, Georgia. The Company recognized a $1.2 million gain in joint venture income in the third quarter of 2007 from the sale.

•	Income from Brad Cous Golf Venture, Ltd. decreased approximately $1.1 million in the nine month 2007 period compared to the same 2006 period due to the sale of and resultant gain from the Shops of World Golf Village, an 80,000 square foot retail project which this venture owned.
     Gain on Sale of Investment Properties. The 2007 gain consisted primarily of the sale of undeveloped land near the Company’s Avenue Carriage Crossing project. The 2006 gain consisted primarily of the sale of undeveloped land at the North Point/Westside project and the Cedar Grove Lakes project.
     Discontinued Operations. Income from discontinued operations (including gain on sale of investment properties) decreased approximately $44.8 million and $37.1 million in the three and nine month 2007 periods, respectively, compared to the same 2006 periods. In 2006, the Company sold two properties which qualified for discontinued operations treatment — The Avenue of the Peninsula and Frost Bank Tower. In 2007, the Company had smaller asset sales which qualified for discontinued operations treatment — five sites under ground lease at the Company’s North Point project and the 3301 Windy Ridge Parkway office building.

     Discussion of New Accounting Pronouncements. In November 2006, FASB ratified the consensus in EITF No. 06-08, “Applicability of the Assessment of a Buyer’s Continuing Investment under FASB Statement No. 66, Accounting for Sales of Real Estate, for Sales of Condominiums” (“EITF 06-08”), which provides guidance for determining the adequacy of a buyer’s continuing investment and the appropriate profit recognition in the sale of individual units in a condominium project. EITF 06-08 requires that companies evaluate the adequacy of a buyer’s continuing investment in recognizing condominium revenues on the percentage of completion method by applying paragraph 12 of Statement No. 66 to the level and timing of deposits received on contracts for condominium sales. This rule is effective for the Company on January 1, 2008, although earlier adoption is permitted. The Company does not anticipate that adopting EITF 06-08 will have a material effect on its financial position or results of operations for current projects, but anticipates that the accounting under EITF 06-08 will have a material effect on the timing of revenue recognition for any future multi-family residential projects the Company undertakes.
     Funds From Operations. The following table shows Funds From Operations Available to Common Stockholders (“FFO”) and the related reconciliation to net income available to common stockholders for the Company. The Company calculated FFO in accordance with the National Association of Real Estate Investment Trusts’ (“NAREIT”) definition, which is net income available to common stockholders (computed in accordance with accounting principles generally accepted in the United States (“GAAP”)), excluding extraordinary items, cumulative effect of change in accounting principle and gains or losses from sales of depreciable property, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures to reflect FFO on the same basis. For the 2006 three and nine month periods, the Company presented both the NAREIT-defined calculation and an adjusted NAREIT-defined calculation of FFO. The Company adjusted the NAREIT-defined FFO to add back the losses on extinguishment of debt recognized in the second and third quarters of 2006 related to the venture formation with PREI and the sale of Bank of America Plaza (see Notes 4 and 5 in the Company’s Annual Report on Form 10-K dated December 31, 2006 for more information). The Company presented this additional measure of FFO because the loss on extinguishment of debt that the Company recognized related to a sale or an exchange of real estate, and all other amounts related to a sale or an exchange of real estate, are excluded from FFO.
     FFO is used by industry analysts and investors as a supplemental measure of an equity REIT’s operating performance. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, many industry investors and analysts have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. Thus, NAREIT created FFO as a supplemental measure of REIT operating performance that excludes historical cost depreciation, among other items, from GAAP net income. The use of FFO, combined with the required primary GAAP presentations, has been fundamentally beneficial, improving the understanding of operating results of REITs among the investing public and making comparisons of REIT operating results more meaningful. Company management evaluates the operating performance of its reportable segments and of its divisions based in part on FFO. Additionally, the Company uses FFO and FFO per share, along with other measures, to assess performance in connection with evaluating and granting incentive compensation to its officers and other key employees. The reconciliation of net income available to common stockholders to funds from operations is as follows ($ in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Net Income Available to Common Stockholders	$7,849	$174,455	$22,651	$179,367
Depreciation and amortization:
Consolidated properties	10,554	6,639	28,629	33,567
Discontinued properties	—	2,416	152
Share of unconsolidated joint ventures	1,133	2,932	3,302	7,010
Depreciation of furniture, fixtures and equipment and amortization of specifically identifiable intangible assets:
Consolidated properties	(760)	(702)	(2,018)	(2,391)
Share of unconsolidated joint ventures	(1)	(4)	(1)	(12)
Gain on sale of investment properties, net of applicable income tax provision:
Consolidated	(355)	(244)	(4,857)	(1,110)
Discontinued properties	(9,872)	(54,068)	(18,014)	(54,394)
Share of unconsolidated joint ventures	(1,231)	(133,192)	(1,197)	(134,246)
Gain (loss) on sale of undepreciated investment properties	(1)	179	12,539	914

Funds From Operations Available to Common Stockholders, as defined	$7,316	$(1,589)	$41,186	$28,705

Certain loss on extinguishment of debt	—	15,443	—	18,207

Funds From Operations Available to Common Stockholders, Excluding Loss on Extinguishment of Debt	$7,316	$13,854	$41,186	$46,912

Liquidity and Capital Resources:
Financial Condition.
     The Company had a significant number of projects in its development pipeline at September 30, 2007 and does not expect the number of projects or the amounts invested in development projects to decrease in the near term. The Company has one existing office building included in operating properties on its Condensed Consolidated Balance Sheet that will require capital to effect leasing and redevelopment activities. The Company also has a large amount of undeveloped land, both consolidated and at unconsolidated joint ventures, which may progress into development projects in the remainder of 2007. Additionally, the Company and its joint ventures sold a significant number of operating properties in the last several years, some of which have been replaced by the completion of properties previously under development. The Company intends to raise additional capital in the fourth quarter of 2007 in order to fund development. Management believes that this capital may be secured through one or more of the following alternatives: additional borrowings, formations of joint ventures, capital transactions, and the selective and strategic sale of mature operating properties or parcels of land held for investment. The financial condition of the Company is discussed in further detail below.
     At September 30, 2007, the Company was subject to the following contractual obligations and commitments ($ in thousands):

		Less than			After
	Total	1 Year	1-3 Years	4-5 Years	5 years
Contractual Obligations:
Company long-term debt Unsecured notes payable and construction loans	$304,417	$2,985	$4,632	$296,800	$—
Mortgage notes payable	253,140	2,079	34,452	66,220	150,389
Interest commitments under notes payable (1)	195,538	35,138	67,823	47,021	45,556
Operating leases (ground leases)	15,273	91	189	199	14,794
Operating leases (all other)	1,353	520	667	148	18

Total Contractual Obligations	$769,721	$40,813	$107,763	$410,388	$210,757

Commitments:
Letters of Credit	$17,375	$17,375	$—	$—	$—
Performance bonds	19,615	18,687	928	—	—
Estimated Development Commitments	472,416	280,143	186,604	5,669	—
Unfunded tenant improvements	15,528	15,528	—	—	—

Total Commitments	$524,934	$331,733	$187,532	$5,669	$—

(1)	Interest on variable rate obligations is based on rates effective as of September 30, 2007.
     The Company expects indebtedness to be the primary funding source for its contractual obligations and commitments. During the three months ended September 30, 2007, the Company implemented steps to create additional borrowing capacity to fund its contractual obligations and commitments. These included recasting its credit facility and closing two mortgage loans, as more fully discussed below.
     Recast of Credit Facility
     On August 29, 2007, the Company executed an Amended and Restated Credit Agreement (the “New Facility”) in an aggregate amount of $600 million with Bank of America and other participating banks. The New Facility recast the prior $400 million Senior Unsecured Revolving Credit Facility (the “Prior Revolver”) and $100 million Construction Facility (collectively referred to as the “Prior Facilities”) by:
•	increasing the size of the Prior Revolver by $100 million to $500 million (the “New Revolver”),

•	paying in full and terminating the $100 million Construction Facility, and

•	creating a $100 million Senior Unsecured Term Loan Facility (“Term Facility”).
     The maturity date of the New Revolver was extended to August 29, 2011, with an additional one-year extension at the Company’s election. The Term Facility matures August 29, 2012. Through August 29, 2010, the New Facility can be expanded by an additional $100 million to a total of $700 million, under certain circumstances.
     Under the New Revolver, the Company may borrow, at its option, funds at an interest rate calculated as (1) the greater of Bank of America’s prime rate or 0.50% over the Federal Funds Rate (the “Base Rate”) or (2) the current LIBOR rate plus the applicable spread, as defined. Principal is due in full for both the New Facility and the Term Facility on the maturity dates.
     Under the Term Facility, the Company has determined that the interest rate will equal the current LIBOR rate plus the applicable spread, as defined. As of September 30, 2007, the spread over LIBOR for the Term Facility was 0.80%. Interest on the Term Facility is due periodically as defined by the New Facility.
     On August 17, 2007, the Company entered into an interest rate swap agreement with a notional amount of $100 million in order to manage its interest rate risk associated with the Term Facility. This swap was designated as a cash flow hedge against the Term Facility and effectively fixes the underlying LIBOR rate of the Term Facility at 5.01%. Payments made or received under the interest rate swap agreement are recorded in interest expense on the condensed consolidated statements of income. The Company is not utilizing the “shortcut method” of accounting for this instrument and is following the hypothetical derivative method as outlined in the Derivative Implementation Group’s No. G7, “Cash Flow Hedges: Measuring the Ineffectiveness of a Cash Flow Hedge under Paragraph 30(b) when the Shortcut Method is not Applied.” The fair value of the interest rate swap agreement at September 30, 2007 was approximately $1.2 million and is recorded in other assets on the condensed consolidated balance sheet. The change in value of the interest rate swap agreement is recorded in OCI. Ineffectiveness is analyzed on quarterly basis and any ineffectiveness is recorded in the condensed consolidated statements of income. There was no ineffectiveness in either the three or nine month 2007 periods.
     As of September 30, 2007, the Company had $196.8 million drawn on its $500 million credit facility. The amount available under this credit facility is reduced by outstanding letters of credit, which were approximately $17.4 million at September 30, 2007. The Company’s interest rate on its credit facility is variable based on LIBOR plus a spread based on certain of the Company’s ratios and other factors, and is due periodically as defined by the New Facility. As of September 30, 2007, the spread over LIBOR for the New Facility was 0.85%.
     The American Cancer Society Mortgage Loan
     On August 31, 2007, a wholly-owned subsidiary of the Company, 250 Williams Street LLC, executed a loan agreement with J. P. Morgan Chase Bank, N.A (the “ACS Loan”). This loan is non-recourse to the Company, subject to customary non-recourse “carve-outs,” and is collateralized by The American Cancer Society Center (“The ACS Center,” formerly Inforum), a 993,000 square foot office building in downtown Atlanta, Georgia. The principal amount of the ACS Loan is $136 million, with an interest rate of 6.4515% and a maturity of September 1, 2017. Payments are due monthly under the ACS Loan, with interest only due through September 1, 2011. Principal and interest are due monthly thereafter based on a 30-year amortization schedule. 250 Williams Street LLC is a special- purpose entity whose purpose is to own and operate The ACS Center. The real estate and other assets of The ACS Center are restricted under the ACS Loan agreement in that they are not available to settle other debts of the Company. However, provided that the ACS Loan has not incurred an uncured event of default, as defined in the loan agreement, the cash flows from 250 Williams Street LLC, after payments of debt service, operating expenses and reserves, are available for distribution to the Company.
     Terminus 100 Mortgage Loan
     On October 16, 2007, 3280 Peachtree I LLC, a wholly-owned subsidiary of the Company executed a loan agreement with The Northwestern Mutual Life Insurance Company. This loan is non-recourse to the Company, subject to customary non-recourse “carve-outs,” and is collateralized by Terminus 100, a 656,000 square foot office building in the Buckhead district of Atlanta, Georgia. The principal amount of the loan is $180 million, with an interest rate of 6.13% and a maturity of October 1, 2012. Interest is due monthly throughout the loan, with the principal balance due at maturity.
     Additional Financial Condition Information
     In addition to the above executed mortgage financings, management expects to close another long-term mortgage financing on one of its existing properties for approximately $80 million. In addition, the Company anticipates entering into a construction loan for the development of an office building and/or a joint venture to develop this property in the fourth quarter of 2007. However, there can be no assurance that the Company will be able to enter into any of these transactions.
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
     As of September 30, 2007, the weighted average interest rate on the Company’s consolidated debt was 6.29%, and the Company’s consolidated debt to total market capitalization ratio was 24.5%.

     The Company may also generate capital through the issuance of securities that includes, but is not limited to, preferred stock under an existing shelf registration statement. As of September 30, 2007, the Company had approximately $100 million available for issuance under this registration statement.
     Over the long term, the Company will continue to actively manage its portfolio of income producing properties and strategically sell assets to capture value for stockholders and to recycle capital for future development activities. The Company will continue to utilize indebtedness to fund future commitments and expects to place long-term permanent mortgages on selected assets as well as utilize construction facilities for other development assets. The Company may enter into additional joint venture arrangements to help fund future developments and may enter into additional structured transactions with third parties. While the Company does not presently foresee the need to issue common equity in the future, it will evaluate all public equity sources and select the most appropriate options as capital is required.
     The Company’s business model is highly dependent upon raising capital to meet development obligations. If one or more sources of capital are not available when required, the Company may be forced to raise capital on potentially unfavorable terms which could have an adverse effect on the Company’s financial position or results of operations.
Cash Flows.
     Cash Flows from Operating Activities. Cash flows provided by operating activities decreased $197.3 million between the nine months ended September 30, 2006 and the corresponding 2007 period. The primary reason for the decrease was lower cash flows from certain properties which were sold or contributed to ventures in 2006. These decreases were partially offset by cash flows from the 2006 acquisition of 191 Peachtree Tower and the 2007 sale of land adjacent to The Avenue Carriage Crossing. Another reason for the decrease in cash flows from operating activities was lower sales of consolidated multi-family and residential projects, which affects both multi-family cost of sales and the change in receivables between years. The Company completed construction and sold all of the units in its 905 Juniper multi-family residential project during 2006; therefore, in 2006, accounts receivable changed significantly as units accounted for on the percentage of completion basis closed and cash was received. The Company began construction of another multi-family project in the second quarter of 2007, 10 Terminus Place, but none of these unit sales have closed, thereby causing both a decrease in proceeds from multi-family sales and an increase in multi-family development and acquisition expenditures.
     Cash Flows from Investing Activities. Net cash provided by investing activities decreased $268.8 million to net cash used in investing activities between the nine months ended September 30, 2006 and the corresponding 2007 period. Proceeds from investment property sales were higher in 2006 due to the sale of Frost Bank Tower and proceeds from venture formation were higher due to the venture formed with PREI in June 2006. The Company received a small amount of additional contributions related to the PREI venture in 2007. Property acquisition and development expenditures were lower in the 2007 period primarily due to the 2006 purchases of Cosmopolitan Center for $12.5 million and of the Company’s remaining interest in 191 Peachtree Tower for $153.2 million, which partially offset the decrease in net cash used in investing activities. Also contributing to the decrease in net cash used in investing activities was a decrease in distributions from unconsolidated joint ventures in excess of income of approximately $78.3 million. This was mainly due to CSC Associates, L.P. returning the majority of the Company’s equity in that venture in 2006 using proceeds from the sale of Bank of America Plaza.
     Cash Flows from Financing Activities. Net cash used in financing activities increased $402.3 million to net cash provided by financing activities between the nine months ended September 30, 2006 and the corresponding 2007 period. The borrowings under the Company’s credit and construction facilities increased in 2007 by $96.4 million, mainly to fund the Company’s development projects. In 2006, the Company used proceeds from investment property sales to fund property acquisition and development expenditures, in addition to borrowing on the Company’s facilities. Borrowings also increased in 2007 from the closing of the $136.0 million commercial-mortgage-backed-securities loan collateralized by The ACS Center.
     The Company also paid $20.6 million to minority partners during 2006 relating to the venture formed with PREI, the sale of Frost Bank Tower, and the closing of units at 905 Juniper. Also contributing to the increase in net cash provided by financing activities was the repayment in 2006 of the 905 Juniper construction loan. Partially offsetting the increase was the purchase of treasury shares of $7.7 million in 2007, compared to no purchases in 2006.
     During the nine months ended September 30, 2007, the Company paid common and preferred dividends of $69.1 million which it funded with cash provided by operating activities, proceeds from joint ventures and proceeds from investment property transactions that included sales and venture formation. During the 2006 period, the Company paid common and preferred dividends of $67.8 million which it funded with cash provided by operating activities. For the foreseeable future, the Company intends to fund its quarterly distributions to common and preferred stockholders with cash provided by operating activities, a portion of proceeds from investment property sales and a portion of distributions from unconsolidated joint ventures in excess of income.
Off Balance Sheet Arrangements
     The Company has a number of off balance sheet joint ventures with varying structures. At September 30, 2007, the Company’s unconsolidated joint ventures had aggregate outstanding indebtedness to third parties of approximately $484.9 million of which the Company’s share was $205.4 million. These loans are generally mortgage or construction loans most of which are non-recourse to the Company. In certain instances, the Company provides “non-recourse carve-out guarantees” on these non-recourse loans. The unconsolidated joint ventures also had performance bonds which the Company guarantees totaling approximately $1.3 million at September 30, 2007.
     One of the Company’s ventures, CF Murfreesboro, which is constructing a retail center, has a $131 million construction loan that matures on July 20, 2010, of which the venture has drawn approximately $72.8 million. The retail center under construction serves as primary collateral against the loan. In addition the Company has a 20% repayment guarantee ($26.2 million) that reduces to 12.5% ($16.4 million) when certain leasing and financial performance criteria are met. The Company has not recorded a liability as of September 30, 2007, as it estimates no obligation is or will be required.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following table contains information about the Company’s purchases of its equity securities during the third quarter of 2007:

			Total Number of		Maximum Number of
			Shares Purchased as		Shares That May
	Total Number of	Average Price Paid	Part of Publicly	Average Price	Yet Be Purchased
	Shares Purchased (1)	Per Share (1)	Announced Plan (2)	Paid Per Share	Under Plan (2)
July 1-31	—	—	—	$—	4,750,000
August 1-31	—	—	—	—	4,750,000
September 1-30	—	—	—	—	4,750,000

Total	—	—	—	$—	4,750,000

(1)	There were no purchases of equity securities during the third quarter of 2007 related to remittances of shares of stock for option exercises or taxes due thereon.

(2)	On May 9, 2006, the Board of Directors of the Company authorized a stock repurchase plan, which expires May 9, 2009, of up to 5,000,000 shares of the Company’s common stock. The Company has purchased 250,000 shares under this plan.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     None.
Item 6. Exhibits

3.1	Restated and Amended Articles of Incorporation of the Registrant, as amended August 9, 1999, filed as Exhibit 3.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2002, and incorporated herein by reference.

3.1.1	Restated and Amended Articles of Incorporation of the Registrant, as amended December 15, 2004, filed as Exhibit 3(a)(I) to Registrant’s Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.

3.2	Bylaws of the Registrant, as amended August 14, 2007, filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on August 16, 2007, and incorporated herein by reference.

10.1	Amended and Restated Credit Agreement, dated as of August 29, 2007, among Cousins Properties Incorporated as the Principal Borrower (and the Borrower Parties, as defined, and the Guarantors, as defined); Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer; Banc of America Securities LLC as Sole Lead Arranger and Sole Book Manager; Eurohypo AG, as Syndication Agent; PNC

Bank, N. A., Wachovia Bank, N. A., and Wells Fargo Bank, as Documentation Agents; Norddeutsche Landesbank Girozentrale, as Managing Agent; Aareal Bank AG, Charter One Bank, N.A., and Regions Bank, as Co-Agents; and the Other Lenders Party Hereto, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 30, 2007 and incorporated herein by reference.

10.2	Form of Change in Control Severance Agreement, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 31, 2007 and incorporated herein by reference.

10.3	Loan Agreement dated as of August 31, 2007, between Cousins Properties Incorporated, a Georgia corporation, as Borrower and JP Morgan Chase Bank, N.A., a banking association chartered under the laws of the United States of America as Lender, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 7, 2007 and incorporated herein by reference.

10.4	Loan Agreement dated as of October 16, 2007, between 3280 Peachtree I LLC, a Georgia limited liability corporation, as Borrower and The Northwestern Mutual Life Insurance Company, as Lender, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed October 17, 2007 and incorporated herein by reference.

11	Computation of Per Share Earnings*

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Data required by SFAS No. 128, “Earnings Per Share,” is provided in Note 4 to the condensed consolidated financial statements included in this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COUSINS PROPERTIES INCORPORATED
/s/ James A. Fleming
James A. Fleming
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

November 5, 2007