Form 10-K
period 2007-12-31
COUSINS PROPERTIES INC
filed 2008-02-26
CIK 25232

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 0-3576

COUSINS PROPERTIES INCORPORATED
(Exact name of registrant as specified in its charter)

Georgia	58-0869052
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

191 Peachtree Street NE, Suite 3600, Atlanta, Georgia (Address of principal executive offices)	30303-1740 (Zip Code)

(404) 407-1000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered

Common Stock ($1 par value)	New York Stock Exchange
7.75% Series A Cumulative Redeemable
Preferred Stock ($1 par value)	New York Stock Exchange
7.50% Series B Cumulative Redeemable
Preferred Stock ($1 par value)	New York Stock Exchange

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of June 30, 2007, the aggregate market value of the common stock of Cousins Properties Incorporated held by non-affiliates was $1,458,252,661 based on the closing sales price as reported on the New York Stock Exchange. As of February 20, 2008, 51,279,158 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement for the annual stockholders meeting to be held on May 6, 2008 are incorporated by reference into Part III of this Form 10-K.

FORWARD-LOOKING STATEMENTS

Certain matters contained in this report are forward-looking statements within the meaning of the federal securities laws and are subject to uncertainties and risks. These include, but are not limited to, general and local economic conditions, local real estate conditions (including the overall condition of the residential markets), the activity of others developing competitive projects, the risks associated with development projects (such as delay, cost overruns and leasing/sales risk of new properties), the cyclical nature of the real estate industry, the financial condition of existing tenants, interest rates, the Company’s ability to obtain favorable financing or zoning, environmental matters, the effects of terrorism, the ability of the Company to close properties under contract and other risks detailed from time to time in the Company’s filings with the Securities and Exchange Commission, including the risks identified in Part I, Item 1A of this report on Form 10-K. The words “believes,” “expects,” “anticipates,” “estimates” and similar expressions are intended to identify forward-looking statements. Although the Company believes that its plans, intentions and expectations reflected in any forward-looking statements are reasonable, the Company can give no assurance that such plans, intentions or expectations will be achieved. Such forward-looking statements are based on current expectations and speak as of the date of such statements. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of future events, new information or otherwise.

PART I

Item 1.  Business

Corporate Profile

Cousins Properties Incorporated (the “Registrant” or “Cousins”) is a Georgia corporation, which, since 1987, has elected to be taxed as a real estate investment trust (“REIT”). Cousins Real Estate Corporation and its subsidiaries (“CREC”) is a taxable entity wholly-owned by the Registrant and is consolidated with the Registrant. CREC owns, develops, and manages its own real estate portfolio and performs certain real estate related services for other parties. The Registrant and CREC combined are hereafter referred to as the “Company.” The Company has been a public company since 1962, and its common stock trades on the New York Stock Exchange under the symbol “CUZ.”

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

Unless otherwise indicated, the notes referenced in the discussion below are the “Notes to Consolidated Financial Statements” included in this Annual Report on Form 10-K on pages F-7 through F-45.

The Company conducts its business through four divisions: Office/Multi-Family, Retail, Industrial and Land. For a description and list of the Company’s properties, see the Item 2 tables in the report herein. The following is a summary of the strategy and 2007 activity in each of its operating divisions:

Business Description and Significant Changes in 2007

Office/Multi-Family Division

The strategy of the Office/Multi-Family Division is to create value through (1) the development and asset management of Class A office projects with particular focus in Atlanta, Austin, Dallas, Charlotte, and Birmingham; (2) the development and sale of multi-family projects in urban locations in the Southeastern United States targeted to buyers with generally higher income and less sensitivity to interest rates; and (3) the management and leasing of office properties owned by third parties. In addition to traditional office/multi-family projects, the Office/Multi-Family Division is engaged in the development of mixed use projects that contain multiple product types in communities where individuals live, work and seek entertainment.

As of December 31, 2007, the Office/Multi-Family Division owned directly or through joint ventures 19 operating office properties totaling 4.9 million rentable square feet, and eight projects under active development or redevelopment, five of which are office buildings and three of which are multi-family projects.

Significant activity within the Office/Multi-Family Division in 2007 was as follows:

•	Increased percentage leased of Terminus 100, a 656,000 square foot office building which opened in April 2007, from 64% at December 31, 2006 to 93% at December 31, 2007.

•	Substantially completed construction of 50 Biscayne, a condominium project in Miami, Florida, and closed the sales of 280 units in the fourth quarter of 2007.

•	Executed a 284,000 square foot lease with the Georgia Department of Transportation at One Georgia Center.

•	Sold 3301 Windy Ridge Parkway, a 107,000 square office building in suburban Atlanta, Georgia for a gain of approximately $9.9 million.

•	Began construction of 10 Terminus Place, a 32-story, 137-unit condominium tower in Atlanta, Georgia.

•	Began construction of Terminus 200, a 565,000 square foot office building in Atlanta, Georgia, which was contributed to a joint venture with an affiliate of Prudential Real Estate Investors (“Prudential”) in December 2007.

•	Through a joint venture, began construction of Glenmore Garden Villas, a 71-unit townhome project in Charlotte, North Carolina.

•	Increased percentage leased of 191 Peachtree Tower from 60% at December 31, 2006 to 75% at December 31, 2007.

Retail Division

The strategy of the Retail Division is to create value through the development and management of retail shopping centers, including Avenue® concept lifestyle centers and power centers. The Retail Division focuses its efforts in demographically favorable markets in the Sunbelt with a particular emphasis on Georgia, Tennessee, the Carolinas, Texas, Northern Virginia and Florida. In addition, the Retail Division is partnering with other divisions for mixed-use developments such as the Terminus project in the Buckhead district of Atlanta.

As of December 31, 2007, the Company owned directly or through joint ventures eleven operating retail properties totaling 3.2 million rentable square feet and had three projects and one expansion under active development, the Company’s share of which totaled 1.6 million square feet.

Significant activity within the Retail Division in 2007 was as follows:

•	Commenced operations of Phases I and II of The Avenue Murfreesboro, an open-air retail center in suburban Nashville, Tennessee, which is anticipated to be 810,000 square feet upon completion.

•	Commenced construction of The Avenue Forsyth, a 527,000 square foot open-air retail center in suburban Atlanta.

•	Commenced construction of Tiffany Springs MarketCenter, a 585,000 square foot power center in Kansas City, Missouri, of which the Company owns 247,000 square feet.

•	Sold five ground leased outparcels at its North Point property for $10.1 million.

•	Sold 41 acres of land adjacent to The Avenue Carriage Crossing in metropolitan Memphis, Tennessee for $11.7 million.

•	Received an additional contribution in 2007 of approximately $20 million related to the 2006 formation of the retail venture with Prudential.

Industrial Division

The strategy of the Industrial Division is to create value through the development of institutional quality warehouse and distribution properties. The Industrial Division initially focused its efforts on the metropolitan Atlanta area. In 2006, it expanded into the Dallas market with a joint venture partner. Over time, the Industrial Division expects to expand beyond the Atlanta and Dallas market areas to North Carolina and Florida.

As of December 31, 2007, the Company owned through joint ventures one operating industrial property built in two phases totaling 796,000 rentable square feet and two projects under active development totaling 1.2 million square feet.

Significant activity within the Industrial Division in 2007 was as follows:

•	Commenced operations at the first building at Lakeside Ranch Business Park, a 749,000 square foot building partially leased to HD Supply.

•	Acquired a 47-acre industrial tract in Lancaster, Texas with a joint venture partner for a future potential industrial development.

•	Sold 18 acres of land at Jefferson Mill Business Park.

•	Selected as a member of the master developer team for the Ft. Gillem redevelopment project in suburban Atlanta, Georgia.

Land Division

The strategy of the Land Division is to create value through the acquisition and entitlement of land, as well as the development and sale of residential lots. In addition, the Land Division acquires and sells certain undeveloped tracts of land to third parties that are generally adjacent to or a part of its residential lot developments. The Land Division conducts a large portion of its business through partnerships, mainly with Forestar Realty Inc. (formerly a subsidiary of Temple-Inland). This alliance has allowed the Company to share in the capital invested in individual projects and to share resources and expertise in the development and sale of residential lots and land tracts.

As of December 31, 2007, the Company had 24 residential communities under development or held for future development owned directly or through joint ventures in which 10,496 lots remain to be developed and/or sold. In addition, the Company or its joint ventures had approximately 9,000 acres of undeveloped land, which could be utilized for development or sold.

Significant activity within the Land Division in 2007 was as follows:

•	Commenced lot sales at Blalock Lakes, a 3,000-acre residential community in Coweta County, Georgia, which includes private hunting, equestrian, fishing, swim and tennis facilities in a controlled access community.

•	Sold 486 residential lots, either directly or through joint ventures.

•	Sold 148 acres of land tracts, either directly or through joint ventures.

Financing Activities

The Company’s financing strategy is to provide capital to fund its development activities while maintaining a relatively conservative debt level and managing the Company’s size to make the value created from its development activities more accretive to its common stockholders. Historically, the Company has accomplished this strategy by raising capital through bank lines of credit, construction and permanent loans secured by its properties, sale of mature assets, contribution of assets into joint ventures, and the issuance of preferred stock.

During 2007, the Company had the following financing activities:

•	Recast the credit facility, resulting in $100 million in additional capacity, a reduction in the interest rate spread over LIBOR and additional flexibility in certain financial covenants.

•	Closed a $100 million unsecured term facility.

•	Entered into an interest rate swap agreement to fix the underlying LIBOR rate in the term facility at 5.01%.

•	Terminated and paid in full the $100 million construction facility.

•	Closed a $136 million mortgage note payable, secured by The American Cancer Society Center (“The ACS Center,” formerly the Inforum).

•	Closed a $180 million mortgage note payable, secured by Terminus 100.

•	Closed an $83 million mortgage note payable, secured by San Jose MarketCenter.

•	Closed a $138 million construction loan for construction of the Terminus 200 office building owned by the newly formed Prudential venture.

•	Refinanced and increased to $25 million the mortgage note payable for the 100 and 200 North Point Center East office buildings.

Environmental Matters

The Company’s business operations are subject to various federal, state and local environmental laws and regulations governing land, water and wetlands resources. Among these are certain laws and regulations under which an owner or operator of real estate could become liable for the costs of removal or remediation of certain hazardous or toxic substances present on or in such property. Such laws often impose liability without regard to whether the owner knew of, or was responsible for, the presence of such hazardous or toxic substances. The presence of such substances, or the failure to properly remediate such substances, may subject the owner to substantial liability and may adversely affect the owner’s ability to develop the property or to borrow using such real estate as collateral. The Company typically manages this potential liability through performance of Phase I Environmental Site Assessments and, as necessary, Phase II environmental sampling, on properties it acquires or develops, although no assurance can be given that environmental liabilities do not exist, that the reports revealed all environmental liabilities or that no prior owner created any material environmental condition not known to the Company. The Company has also sought to avail itself of legal and regulatory protections offered by federal and state authorities to prospective purchasers of property. Where applicable studies have resulted in the determination that remediation was required by applicable law, the necessary remediation is typically incorporated into the development activity of the relevant property. Compliance with other applicable environmental laws and regulations is similarly incorporated into the redevelopment plans for the property. The Company is not aware of any environmental liability that the Company’s management believes would have a material adverse effect on the Company’s business, assets or results of operations.

Certain environmental laws impose liability on a previous owner of property to the extent that hazardous or toxic substances were present during the prior ownership period. A transfer of the property does not necessarily relieve an owner of such liability. Thus, although the Company is not aware of any such situation, the Company may be liable in respect to properties previously sold.

The Company believes that it and its properties are in compliance in all material respects with all applicable federal, state and local laws, ordinances and regulations governing the environment.

Competition

The Company offers a range of real estate products, most of which are located in developed markets that include other real estate products of the same type. The Company competes with other real estate owners with similar properties located in its markets, and distinguishes itself to tenants/buyers primarily on the basis of location, rental rates/sales prices, services provided, reputation and the design and condition of the facilities. The Company also competes with other real estate companies, financial institutions, pension funds, partnerships, individual investors and others when attempting to acquire and develop properties.

Executive Offices; Employees

The Registrant’s executive offices are located at 191 Peachtree Street, Suite 3600, Atlanta, Georgia 30303-1740. At December 31, 2007, the Company employed 470 people.

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

Copies of these documents (without exhibits, when applicable) are also available free of charge upon request to the Company at 191 Peachtree Street, Suite 3600, Atlanta, Georgia 30303-1740, Attention: Investor Relations. Investor Relations may also be reached by telephone at (404) 407-1000 or by facsimile at (404) 407-1002.

In addition, the SEC maintains an internet Web site that contains reports, proxy and information statements, and other information regarding issuers, including the Company, that file electronically with the SEC at www.sec.gov.

Item 1A.	Risk Factors

Set forth below are the risks we believe investors should consider carefully in evaluating an investment in the securities of Cousins Properties Incorporated.

General Real Estate Operating Risks

Our ownership of commercial real estate involves a number of risks, including general economic and market risks, leasing risk, uninsured losses and condemnation costs, environmental issues, joint venture structure risk and regional concentration of properties, the effects of which could adversely affect our business.

General economic and market risks.  Our assets may not generate income sufficient to pay our expenses, service debt or maintain our properties, and, as a result, our results of operations may be adversely affected and we may need to reduce or eliminate our dividend in future periods. Several factors may adversely affect the economic performance and value of our properties. These factors include, among other things:

•	changes in the national, regional and local economic climate;

•	local conditions such as an oversupply of properties or a reduction in demand for properties;

•	the attractiveness of our properties to tenants or buyers;

•	competition from other available properties;

•	changes in market rental rates; and

•	the need to periodically repair, renovate and re-lease space.

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

Leasing risk.  Our operating revenues are dependent upon entering into leases with and collecting rents from tenants. National, regional and local economic conditions may adversely impact tenants and potential tenants in the various marketplaces in which projects are located and, accordingly, could affect their ability to pay rents and possibly to occupy their space. Tenants sometimes experience bankruptcies and, pursuant to the various bankruptcy laws, leases may be rejected and thereby terminated. When leases expire or are terminated, replacement tenants may or may not be available upon acceptable terms and conditions. In addition, our cash flows and results of operations could be adversely impacted if existing leases expire or are terminated and, at such time, market rental rates are lower than the previous contractual rental rates. Also, our cash flow and results of operations could be adversely impacted by co-tenancy requirements in certain of our leases with retail tenants. A co-tenancy provision may condition the tenant’s obligation to open, the amount of rent payable or the tenant’s obligation to continue occupancy on the presence of another tenant in the project or on minimum occupancy levels in the project. In certain situations, a tenant could have the right to terminate a lease early if a co-tenancy condition remains unsatisfied. As a result, our results from operations and our ability to pay dividends would be adversely affected if a significant number of our tenants fail to pay their rent due to bankruptcy, weakened financial condition, failure to satisfy co-tenancy provisions or otherwise.

Uninsured losses and condemnation costs.  Accidents, earthquakes, terrorism incidents and other losses at our properties could materially adversely affect our operating results. Casualties may occur that significantly damage an operating property, and insurance proceeds may be materially less than the total loss incurred by us. Although we maintain casualty insurance under policies we believe to be adequate and appropriate, some types of losses, such as lease and other contract claims, generally are not insured. Certain types of insurance may not be available or may be available on terms that could result in large uninsured losses. We own property in California and other locations where property is potentially subject to damage from earthquakes, as well as other natural catastrophes. We also own property that could be subject to loss due to terrorism incidents. The earthquake insurance and terrorism insurance markets, in particular, tend to be volatile and the availability and pricing of insurance to cover losses from earthquakes and terrorism incidents may be unfavorable from time to time. In addition, earthquakes and terrorism incidents could result in a significant loss that is uninsured due to the high level of deductibles or damage in excess of levels of coverage. Property ownership also involves potential liability to third parties for such matters as personal injuries occurring on the property. Such losses may not be fully insured. In addition to uninsured losses, various government authorities may condemn all or parts of operating properties. Such condemnations could adversely affect the viability of such projects.

Environmental issues.  Environmental issues that arise at our properties could have an adverse effect on our financial condition and results of operations. Federal, state and local laws and regulations relating to the protection of the environment may require a current or previous owner or operator of real estate to investigate and clean up hazardous or toxic substances or petroleum product releases at a property. If determined to be liable, the owner or operator may have to pay a governmental entity or third parties for property damage and for investigation and clean-up costs incurred by such parties in connection with the contamination, or perform such investigation and clean-up itself. Although certain legal protections may be available to prospective purchasers of property, these laws typically impose clean-up responsibility and liability without regard to whether the owner or operator knew of or caused the presence of the regulated substances. Even if more than one person may have been responsible for the release of regulated substances at the property, each person covered by the environmental laws may be held responsible for all of the clean-up costs incurred. In addition, third parties may sue the owner or operator of a site for damages and costs resulting from regulated substances emanating from that site. We are not currently aware of any environmental liabilities at locations that we believe could have a material adverse effect on our business, assets, financial condition or results of operations. Unidentified environmental liabilities could arise, however, and could have an adverse effect on our financial condition and results of operations.

Joint venture structure risks.  Our venture partners have rights to take some actions over which we have no control, or the right to withhold approval of actions that we propose, either of which could adversely affect our interests in the related joint ventures and in some cases our overall financial condition or results of operations. We have interests in a number of joint ventures (including partnerships and limited liability companies) and may in the future conduct our business through such structures. These structures involve participation by other parties whose interests and rights may not be the same as ours. For example, a venture partner might have economic and/or other business interests or goals which are unlike or incompatible with our business interests or goals and those venture partners may be in a position to take action contrary to our interests, including maintaining our REIT status. In addition, such venture partners may become bankrupt and such proceedings could have an adverse impact on the operation of the partnership or joint venture. Furthermore, the success of a project may be dependent upon the expertise, business judgment, diligence and effectiveness of our venture partners in matters that are outside our control. Thus, the involvement of venture partners could adversely impact the development, operation and ownership of the underlying properties, including any disposition of such underlying properties.

Regional concentration of properties.  Currently, a large percentage of our properties are located in metropolitan Atlanta, Georgia. In the future, there may continue to be significant concentrations in metropolitan Atlanta, Georgia and/or other markets. If there is deterioration in any market in which we have significant holdings, our interests could be adversely affected, including, without limitation, loss in value of properties, decreased cash flows and inability to make or maintain distributions to stockholders.

Compliance or failure to comply with the Americans with Disabilities Act or other safety regulations and requirements could result in substantial costs.

The Americans with Disabilities Act generally requires that certain public buildings be made accessible to disabled persons. Noncompliance could result in the imposition of fines by the federal government or the award of damages to private litigants. If, under the Americans with Disabilities Act, we are required to make substantial alterations and capital expenditures in one or more of our properties, including the removal of access barriers, it could adversely affect our financial condition and results of operations, as well as the amount of cash available for distribution to our stockholders.

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

Real Estate Development Risks

We face risks associated with the development of real estate, such as delay, cost overruns and the possibility that we are unable to lease a portion of the space that we build, which could adversely affect our results.

We generally undertake more commercial development activity relative to our size than most other public real estate companies. Development activities contain certain inherent risks. Although we seek to minimize risks from commercial development through various management controls and procedures, development risks cannot be eliminated. Some of the key factors affecting development of commercial property are as follows:

•	The availability of sufficient development opportunities. Absence of sufficient development opportunities could result in our experiencing slower growth in earnings and cash flows. Development opportunities are dependent upon a wide variety of factors. From time to time, availability of these opportunities can be volatile as a result of, among other things, economic conditions and product supply/demand characteristics in a particular market.

•	Abandoned predevelopment costs. The development process inherently requires that a large number of opportunities be pursued with only a few being developed and constructed. We may incur significant costs for predevelopment activity for projects that are abandoned that directly affect our results of operations. We have procedures and controls in place that are intended to minimize this risk, but it is likely that there will be predevelopment costs charged to expense on an ongoing basis.

•	Project costs. Construction and leasing of a project involves a variety of costs that cannot always be identified at the beginning of a project. Costs may arise that have not been anticipated or actual costs may exceed estimated costs. These additional costs can be significant and could adversely impact our return on a project and the expected results of operations upon completion of the project. Also, construction costs vary over time based upon many factors, including the demand for building materials. We attempt to mitigate the risk of unanticipated increases in construction costs on our development projects through guaranteed maximum price contracts and pre-ordering of certain materials, but we may be adversely affected by increased construction costs on our current and future projects.

•	Leasing risk. The success of a commercial real estate development project is dependent upon, among other factors, entering into leases with acceptable terms within a predefined lease-up period or selling units or lots at acceptable prices within an estimated period. Although our policy is to achieve pre-leasing/pre-sales goals (which vary by market, product type and circumstances) before committing to a project, it is likely only some percentage of the space in a project will be leased or sold at the time we commit to the project. If the space is not leased or sold on schedule and upon the expected terms and conditions, our returns, future earnings and results of operations from the project could be adversely impacted. Whether or not tenants are willing to enter into leases on the terms and conditions we project and on the timetable we expect, and whether sales will occur at the prices we anticipate and in the time period we plan, will depend upon a large variety of factors, many of which are outside our control. These factors may include:

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

Financing Risks

If interest rates or other market conditions for obtaining capital become unfavorable, we may be unable to raise capital needed to build our developments on a timely basis, or we may be forced to borrow money at higher interest rates or under adverse terms, which could adversely affect returns on our development projects, our cash flows and results of operations.

We finance our development projects through one or more of the following: our credit facility, bank term loans, permanent mortgages, proceeds from the sale of assets, secured and unsecured construction facilities, and joint venture equity. In addition, we have raised capital through the issuance of perpetual preferred stock to supplement our capital needs. Each of these sources may be constrained from time to time because of market conditions, and interest rates may be unfavorable at any given point in time. These sources of capital, and the risks associated with each, include the following:

•	Credit facilities. Terms and conditions available in the marketplace for credit facilities vary over time. We can provide no assurance that the amount we need from our credit facility will be available at any given time, or at all, or that the rates and fees charged by the lenders will be acceptable to us. We incur interest under our credit facility at a variable rate. Variable rate debt creates higher debt service requirements if market interest rates increase, which would adversely affect our cash flow and results of operations. Our credit facility contains customary restrictions, requirements and other limitations on our ability to incur indebtedness, including restrictions on total debt outstanding, restrictions on secured debt outstanding, requirements to maintain minimum debt service coverage ratios and minimum ratios of unencumbered assets to unsecured debt. Our continued ability to borrow under our credit facility is subject to compliance with our financial and other covenants. In addition, our failure to comply with such covenants could cause a default, and we may then be required to repay such debt with capital from other sources. Under those circumstances, other sources of capital may not be available to us or may be available only on unattractive terms.

•	Mortgage financing. The availability of financing in the mortgage markets varies from time to time depending on various conditions, including the willingness of mortgage lenders to lend at any given point in time. Interest rates may also be volatile, and we may from time to time elect not to proceed with mortgage financing due to unfavorable interest rates. This could adversely affect our ability to finance development activities. In addition, if a property is mortgaged to secure payment of indebtedness and we are unable to make the mortgage payments, the lender may foreclose, resulting in loss of income and asset value.

•	Property sales. Real estate markets tend to experience market cycles. Because of such cycles the potential terms and conditions of sales, including prices, may be unfavorable for extended periods of time. In addition, our status as a REIT limits our ability to sell properties and this may affect our ability to liquidate an investment without adversely affecting returns to our stockholders. These restrictions reduce our ability to respond to changes in the performance of our investments and could adversely affect our financial condition and results of operations. This could impair our ability to raise capital through property sales in order to fund our development projects or other cash needs. In addition, mortgage financing on a property may impose a prepayment penalty in the event the financing is prepaid, which may decrease the proceeds from a sale or refinancing or make the sale or refinancing impractical.

•	Construction facilities. Construction facilities generally relate to specific assets under construction and fund costs above an initial equity amount deemed acceptable to the lender. Terms and conditions of construction facilities vary, but they generally carry a term of two to five years, charge interest at variable rates and require the lender to be satisfied with the nature and amount of construction costs prior to funding. While construction lending is generally competitive and offered by many financial institutions, there may be times when these facilities are not available or are only available upon unfavorable terms which could have an adverse effect on our ability to fund development projects or on our ability to achieve the returns we expect.

•	Joint ventures. Joint ventures, including partnerships or limited liability companies, tend to be complex arrangements, and there are only a limited number of parties willing to undertake such investment structures. There is no guarantee that we will be able to undertake these ventures at the times we need capital.

•	Preferred stock. The availability of preferred stock at favorable terms and conditions is dependent upon a number of factors including the general condition of the economy, the overall interest rate environment, the condition of the capital markets and the demand for this product by potential holders of the securities. We can provide no assurance that conditions will be favorable for future issuances of perpetual preferred stock (or other equity securities) when we need the capital, which could have an adverse effect on our ability to fund development projects.

Although we believe that in most economic and market environments we will be able to obtain necessary capital for our operations from the foregoing financing activities, we can make no assurances that the capital we need will be available when we need it. If we cannot obtain capital when we need it, we may not be able to develop and construct all the projects we could otherwise develop, which could result in a reduction in our future earnings and cash flows. Lack of financing could also result in an inability to repay maturing debt, which could result in defaults and, potentially, loss of properties, as well as an inability to pay dividends to stockholders. Unfavorable interest rates could adversely impact both the cost of our projects (through capitalized interest) and our current earnings and cash flows.

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

In accordance with accounting principles generally accepted in the United States, we recognize revenues and profits from sales of certain multi-family residential units under the percentage of completion method during the course of construction. Under the percentage of completion method, revenue is recorded when, among other factors, (1) construction is beyond a preliminary stage, (2) the buyer is committed to the extent of being unable to require a full refund, except for nondelivery of the residence, (3) a substantial percentage of units are under non-cancelable contracts, (4) collection of the sales price is reasonably assured and (5) costs can be reasonably estimated. Significant judgment is required in assessing the ultimate collectibility of the sales price and our judgment could change due to various contingencies, such as delayed construction and buyer defaults. As a result, we may be required to adjust revenue previously recognized, thereby adversely affecting results of operations.

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

In addition, actual construction and development costs with respect to subdivisions can exceed estimates for various reasons, including unknown site conditions. The timing of subdivision lot sales and unimproved property sales are, by their nature, difficult to predict with any precision. Additionally, some of our residential properties are multi-year projects, and market conditions may change between the time we decide to develop a property and the time that all or some of the lots or tracts may be ready for sale. Similarly, we often hold undeveloped land for long periods of time prior to sale. Any changes in market conditions between the time we acquire land and the time we sell land could cause the Company’s estimates of proceeds and related profits from such sales to be lower or result in an impairment charge. Estimates of sales and profits may differ substantially from actual sales and profits and as a result, our results of operations may differ substantially from these estimates.

Any failure to timely sell or lease non-income producing land could adversely affect our results of operations.

We maintain significant holdings of non-income producing land in the form of land tracts and outparcels. Our strategy with respect to these parcels of land include (1) developing the land at a future date as a retail, office, industrial or mixed-use income producing property or developing it for single-family or multi-family residential uses; (2) ground leasing the land to third parties; and (3) in certain circumstances, selling the parcels to third parties. Before we develop, lease or sell these land parcels, we incur carrying costs, including interest and property tax expense.

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

One of our objectives is to develop and maintain a strong management group at all levels. At any given time we could lose the services of key executives and other employees. None of our key executives or other employees are subject to employment contracts. Further, we do not carry key person insurance on any of our executive officers or other key employees. The loss of services of any of our key employees could have an adverse impact upon our results of operations, financial condition and our ability to execute our business strategy.

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

We intend to operate in a manner to qualify as a REIT for federal income tax purposes. Qualification as a REIT involves the application of highly technical and complex provisions of the Internal Revenue Code (the “Code”), for which there are only limited judicial or administrative interpretations. Certain facts and circumstances not entirely within our control may affect our ability to qualify as a REIT. In addition, we can provide no assurance that legislation, new regulations, administrative interpretations or court decisions will not adversely affect our qualification as a REIT or the federal income tax consequences of our REIT status.

If we were to fail to qualify as a REIT, we would not be allowed a deduction for distributions to stockholders in computing our taxable income. In this case, we would be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates. Unless entitled to relief under certain Code provisions, we also would be disqualified from operating as a REIT for the four taxable years following the year during which qualification was lost. As a result, the cash available for distribution to our stockholders would be reduced for each of the years involved. Although we currently intend to operate in a manner designed to qualify as a REIT, it is possible that future economic, market, legal, tax or other considerations may cause us to revoke the REIT election.

In order to qualify as a REIT, under current law, we generally are required each taxable year to distribute to our stockholders at least 90% of our net taxable income (excluding any net capital gain). To the extent that we do not distribute all of our net capital gain or distribute at least 90%, but less than 100%, of our other taxable income, we are subject to tax on the undistributed amounts at regular corporate rates. In addition, we are subject to a 4% nondeductible excise tax to the extent that distributions paid by us during the calendar year are less than the sum of the following:

•	85% of our ordinary income;

•	95% of our net capital gain income for that year, and

•	100% of our undistributed taxable income (including any net capital gains) from prior years.

We intend to make distributions to our stockholders to comply with the 90% distribution requirement, to avoid corporate-level tax on undistributed taxable income and to avoid the nondeductible excise tax. Differences in timing between taxable income and cash available for distribution could require us to borrow funds to meet the 90% distribution requirement, to avoid corporate-level tax on undistributed taxable income and to avoid the nondeductible excise tax. Satisfying the distribution requirements may also make it more difficult to fund new development projects.

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

The following tables set forth certain information relating to significant operating properties in which the Company has an ownership interest. Information presented in Note 5 to the Consolidated Financial Statements provides additional information related to the Company’s joint ventures. All information presented is as of December 31, 2007. Dollars are stated in thousands.

Table of Major Operating Office, Retail and Industrial Properties

											Cost and
							Percentage	Average			Cost Less		Debt
	Year						Leased	2007		Major	Depreciation		Maturity
	Development		Company’s				as of	Economic	Major Tenants (Lease	Tenants’	and		and
Description	Completed	Venture	Ownership		Square Feet		December 31,	Occupancy	Expiration/Options	Rentable	Amortization	Debt	Interest
and Location	or Acquired	Partner	Interest		and Acres		2007	(1)	Expiration)	Sq. Feet	(2)	Balance	Rate

Office

191 Peachtree Tower(3) Atlanta, GA	2006	N/A	100%		1,219,000		75%	60%	Wachovia Bank (2008/2023)(3)	375,489	$168,460	$0	N/A
					2 Acres	(3)			Deloitte & Touche (2008/2018)(3)	123,766	$151,459
									Cousins Properties (2017/2022)	65,006

The American Cancer Society Center

(Formerly The Inforum) Atlanta, GA	1999	N/A	100%		993,000		100%	93%	American Cancer Society (2022/2032)	275,198	$93,678	$136,000 (4)	9/1/17
					4 Acres	(4)			AT&T (2009)	138,893	$49,037		6.45%
									Georgia Lottery Corp. (2013)	127,827
									Co Space Services, LLC	120,298
									(2020/2025)
									US South (2011/2016)	70,201
									Turner Broadcasting (2011/2016)	57,827
									Sapient Corporation (2009)	57,689

Terminus 100 Atlanta, GA	2007	N/A	100%		656,000		93%	32%	CB Richard Ellis (2017/2022)	94,736	$164,334	$180,000	10/1/12
					4 Acres				Citigroup (2018/2028)	71,188	$161,443		6.13%
									Wachovia Bank (2017/2027)	47,368
									Bain & Company (2019/2029)	46,412

The Points at Waterview Suburban Dallas, TX	2000	N/A	100%		203,000		100%	99%	Bombardier Aerospace Corp.	97,740	$30,095	$17,818	1/1/16
					15 Acres				(2013/2018)		$20,592		5.66%
									Liberty Mutual (2011/2021)	28,124
									NetHawk Acquisition Corp. (2009)	16,968

Lakeshore Park Plaza Birmingham, AL	1998	Daniel Realty	100	%(5)	196,000		97%	82%	Synovus Mortgage (2014/2019)	28,932	$19,713	$8,785	11/1/08
		Company			12 Acres				Southern Care (2013/2018)	13,768	$14,568		6.78%
									Dent & Baker (2017)	11,331
									Daxco (2009/2014)(6)	18,721

600 University Park Place Birmingham, AL	2000	Daniel Realty	100	%(5)	123,000		100%	96%	Southern Communications Services (7)	41,961	$19,206	$12,973	8/10/11
		Company			10 Acres				(2010/2016)		$14,106		7.38%
									O2 Ideas, Inc. (2014/2024)	25,465

3100 Windy Hill Road Atlanta, GA	1983	N/A	100	%(8)	188,000		0%	0%	N/A	N/A	$17,342	$0	N/A
					13 Acres						$9,803

									Cost and
					Percentage	Average			Cost Less			Debt
	Year				Leased	2007		Major	Depreciation			Maturity
	Development		Company’s		as of	Economic	Major Tenants (Lease	Tenants’	and			and
Description	Completed	Venture	Ownership	Square Feet	December 31,	Occupancy	Expiration/Options	Rentable	Amortization	Debt		Interest
and Location	or Acquired	Partner	Interest	and Acres	2007	(1)	Expiration)	Sq. Feet	(2)	Balance		Rate

Office (Continued)

Meridian Mark Plaza Atlanta, GA	1999	N/A	100%	160,000	100%	100%	Northside Hospital(7)	70,669	$26,300	$23,196		9/1/10
				3 Acres			(2013/2023)(9)		$16,588			8.27%
							Scottish Rite Medical	31,676
							Center, Inc. (2013/2018)(9) Georgia Reproductive(2017/2027)	13,622
							Children Orthopedics(2009/2014)	12,721

100 North Point Center East Suburban Atlanta, GA	1995	N/A	100%	128,000	91%	91%	Schweitzer-Mauduit	32,655	$12,810	$25,000	(10)	6/1/12
				7 Acres			International, Inc.(2012)		$8,955			5.39%
							Med Assets HSCA, Inc.(2014/2019)	21,914
							Golden Peanut Co.(2017)	18,104

200 North Point Center East Suburban Atlanta, GA	1996	N/A	100%	130,000	100%	97%	Med Assets HSCA, Inc.(2014/2019)	67,015	$11,723		(10)	(10)
				9 Acres			Nokia(2008)	22,409	$9,197
							Morgan Stanley (2011)	15,709
							B2B Workforce, Inc. (2008/2013)	14,171

333 North Point Center East Suburban Atlanta, GA	1998	N/A	100%	130,000	78%	75%	Merrill Lynch (2014/2024)	35,949	$13,492	$28,862	(11)	11/1/11
				9 Acres			Wells Fargo Bank NA (2009/2012)	22,438	$8,018			7.00%
							Phillip Morris (2013)	16,087

555 North Point Center East Suburban Atlanta, GA	2000	N/A	100%	152,000	92%	89%	Kids II, Inc. (2016/2026)	51,059	$17,614	(11)		(11)
				10 Acres			Regus Business Centre	22,422	$11,669
							(2011/2016)
							Ace Mortgage (2008/2011)	11,433
							Robert W. Baird (2011/2016)	11,074

Galleria 75 Suburban Atlanta, GA	2004	N/A	100%	114,000	68%	72%	THD At-Home Services (2008)	24,259	$11,595	$0		N/A
				7 Acres					$9,823

Cosmopolitan Center Atlanta, GA	2006	N/A	100%	102,000	84%	78%	City of Sandy Springs (2011)	32,800	$12,288	$0		N/A
				9 acres					$11,653

AtheroGenics Suburban Atlanta, GA	1999	N/A	100%	51,000	100%	100%	AtheroGenics (2009/2019)	50,821	$7,655	$0		N/A
				4 Acres					$2,981

										Cost and
						Percentage	Average			Cost Less		Debt
	Year					Leased	2007		Major	Depreciation		Maturity
	Development		Company’s			as of	Economic	Major Tenants (Lease	Tenants’	and		and
Description	Completed	Venture	Ownership	Square Feet		December 31,	Occupancy	Expiration/Options	Rentable	Amortization	Debt	Interest
and Location	or Acquired	Partner	Interest	and Acres		2007	(1)	Expiration)	Sq. Feet	(2)	Balance	Rate

Office (Continued)

Inhibitex Suburban Atlanta, GA	2005	N/A	100%	51,000		100%	100%	Inhibitex (2015/2025)	50,933	$6,634	$0	N/A
				5 Acres						$5,668

221 Peachtree Center Avenue Parking Garage Atlanta, GA	2007	N/A	100%	265,000		N/A	N/A	N/A	N/A	$17,554	$0	N/A
				1acre						$17,324

One Georgia Center Atlanta, GA	2000	Prudential(7)	88.5%	378,000		100%	42%	Georgia Department of	283,948	$43,836	$0	N/A
				3 Acres				Transportation (2018)		$35,890
								Roman Catholic Archdiocese(2009)	13,699
								Hamilton, Westby, Marshall	11,070
								(2012/2017)

Gateway Village Charlotte, NC	2001	Bank of America(7)	50%	1,065,000		100%	100%	Bank of America(7)(2016/2035)	1,065,000	$211,536	$133,864	12/1/16
				8 Acres						$169,436		6.41%

Emory Crawford Long Medical Office Tower Atlanta, GA	2002	Emory University	50%	358,000		98%	99%	Emory University (2017/2047)	153,889	$52,945	$51,558	6/1/13
					(12)			Resurgens (2014/2019)	26,581	$38,187		5.90%
								Atlanta Gastroenterology(2012)	17,375

Ten Peachtree Place Atlanta, GA	1991	Coca-Cola(7)	50%	260,000		94%	88%	AGL Services Co. (2013/2028)	226,779	$40,328	$28,373	4/1/15
				5 Acres						$23,277		5.39%

Presbyterian Medical Plaza at University Charlotte, NC	1997	Prudential(7)	11.5%	69,000		100%	100%	Novant Health, Inc. (2012/2017)	49,916	$8,654	$0	N/A
				1 Acre	(13)					$4,932

Lease Expirations — Office

As of December 31, 2007, the Company’s office portfolio included 19 commercial office buildings, excluding all properties currently under development, held for redevelopment and buildings in the lease-up stage. The weighted average remaining lease term of these office buildings was approximately seven years as of December 31, 2007. Most of the major tenant leases in these buildings provide for pass through of operating expenses and contractual rents which escalate over time. The leases expire as follows:

										2017 &
	2008	2009	2010	2011	2012	2013	2014	2015	2016	Thereafter	Total

Total (including Company’s% share of Joint Venture Properties):
Square Feet Expiring(14)	205,369	410,266	166,730	431,139	171,287	509,323	247,582	628,501	70,767	750,149	3,591,112
% of Leased Space	6%	11%	5%	12%	5%	14%	7%	17%	2%	21%	100%
Annual Contractual Rent(000’s)(15)	$3,069	$6,267	$2,633	$5,936	$2,904	$9,255	$5,369	$11,967	$1,069	$14,165	$62,634
Annual Contractual Rent/Sq. Ft.(15)	$14.94	$15.28	$15.79	$13.77	$16.95	$18.17	$21.69	$19.04	$15.10	$18.88	$17.44
Wholly Owned:
Square Feet Expiring(14)	195,869	376,672	148,104	395,857	110,321	373,860	242,679	64,305	65,908	444,231	2,417,806	(16)
% of Leased Space	8%	16%	6%	16%	5%	15%	10%	3%	3%	18%	100%
Annual Contractual Rent (000’s)(15)	$2,984	$5,768	$2,342	$5,454	$1,765	$6,713	$5,258	$1,470	$998	$9,814	$42,565
Annual Contractual Rent/Sq. Ft.(15)	$15.23	$15.31	$15.81	$13.78	$16.00	$17.96	$21.66	$22.86	$15.14	$22.09	$17.60
Joint Venture:
Square Feet Expiring(14)	22,672	51,114	28,733	56,221	142,589	266,419	9,805	1,115,268	6,098	409,212	2,108,131	(17)
% of Leased Space	1%	2%	1%	3%	7%	13%	1%	53%	0%	19%	100%
Annual Contractual Rent (000’s)(15)	$132	$855	$499	$817	$2,757	$5,033	$223	$20,820	$80	$6,506	$37,723
Annual Contractual Rent/Sq. Ft.(15)	$5.80	$16.72	$17.38	$14.54	$19.34	$18.89	$22.78	$18.67	$13.12	$15.90	$17.89

						Percentage				Cost and			Debt
	Year					Leased	Average		Major	Cost Less			Maturity
	Development		Company’s			as of	2007	Major Tenants (Lease	Tenants’	Depreciation			and
Description	Completed	Venture	Ownership		Square Feet	December 31,	Economic	Expiration/Options	Rentable	and	Debt		Interest
and Location	or Acquired	Partner	Interest		and Acres	2007	Occupancy(1)	Expiration)	Sq. Feet	Amortization(2)	Balance		Rate

Retail Centers
The Avenue Carriage Crossing Suburban Memphis, TN	2005	Jim Wilson &	100	%(5)	782,000(18)	93%	92%	Dillard’s(19)	N/A	$89,039	$0		N/A
		Associates(7)			135 acres			Macy’s (2021/2051)(20)	130,000	$78,957
					(491,000 owned			Linens ’n Things (2016/2031)	28,331
					by Carriage			Barnes & Noble (2016/2026)	25,322
					Avenue, LLC)			Cost Plus (2016/2031)	17,747
San Jose MarketCenter San Jose, CA	2006	N/A	100%		357,000(18)	95%	86%	Target(19)	N/A	$83,064	$83,300	(4)	12/1/10
					25 acres(4)			Marshalls (2016/2036)	33,000	$80,051			5.60%
					(214,000 owned			PetsMart (2017/2032)	27,430
					by the Company)			Michaels (2016/2031)	23,819
								Office Depot (2016/2026)	20,526
								Cost Plus (2017/2032)	18,894
								Trader Joe’s (2017/2032)	12,213
The Avenue Webb Gin Suburban Atlanta, GA	2006	N/A	100%		357,000(18)	81%	66%	Barnes & Noble (2016/2026)	26,610	$78,122	$0		N/A
					51 acres			Ethan Allen (2021/2031)	18,511	$73,726
								GAP (2012/2022)	17,461
								DSW Shoes (2018/2023)	16,000
The Avenue Murfreesboro Murfreesboro, TN	2007	Faison Enterprises,	50%		810,000	75%	16%	Belk (2027)(20)	132,000	$117,095	$88,127		7/20/10
		Inc.			99 Acres			Dick’s Sporting Goods (2018/2033)	44,770	$116,494			Libor +1.15%
								Best Buy (2018/2038)	30,000
								Linens ’n Things (2019/2034)	28,170
								Barnes & Noble (2018/2028)	26,937
								Michaels (2018/2033)	21,398
The Avenue Viera Viera, FL	2005	Prudential(7)	11.5%		460,000(18)	96%	95%	Rave Motion Pictures(19)	N/A	$83,890	$0		N/A
					56 Acres			Belk (2024/2044)(20)	65,927	$79,768
					(332,000 owned			Bed, Bath & Beyond (2015/2035)	24,329
					by CP Venture IV			A.C. Moore (2016/2036)	20,800
					Holdings LLC)			Cost Plus (2017/2037)	18,300
								Books a Million(2015/2035)	14,795
								Old Navy (2010/2020)	14,754
The Avenue East Cobb Suburban Atlanta, GA	1999	Prudential(7)	11.5%		231,000	97%	94%	Borders(2015/2030)	24,882	$99,486	$38,137		8/1/10
					30 Acres			Bed, Bath & Beyond (2010/2025)	21,007	$93,340			8.39%
								GAP (2010/2015)	19,434
								Talbots (2010/2015)	12,905
								Pottery Barn (7) (2012)	10,000
The Avenue West Cobb Suburban Atlanta, GA	2003	Prudential(7)	11.5%		257,000(18)	100%	98%	Linens ’n Things (2014/2029)	28,030	$89,712	$0		N/A
					22 Acres			Barnes & Noble (2014/2024)	24,025	$84,194
								GAP (2012/2022)	17,520
								Kirkland’s (2018)	10,000

					Percentage				Cost and		Debt
	Year				Leased	Average		Major	Cost Less		Maturity
	Development		Company’s		as of	2007	Major Tenants (Lease	Tenants’	Depreciation		and
Description	Completed	Venture	Ownership	Square Feet	December 31,	Economic	Expiration/Options	Rentable	and	Debt	Interest
and Location	or Acquired	Partner	Interest	and Acres	2007	Occupancy(1)	Expiration)	Sq. Feet	Amortization(2)	Balance	Rate

Retail Center Continued The Avenue Peachtree City Suburban Atlanta, GA	2001	Prudential(7)	11.5%	183,000(18)	100%	98%	Books a Million (2013)	13,750	$58,189	$0	N/A
				18 Acres(21)			GAP (2012/2022)	10,800	$53,455
							JP Morgan Chase Bank (2010/2013)	7,679
							Talbots (2012/2022)	8,610
							Banana Republic (2012/2022)	8,015
Viera MarketCenter Viera, FL	2005	Prudential(7)	11.5%	178,000(18)	99%	96%	Kohl’s Department Stores, Inc.	88,248	$29,647	$0	N/A
				20 Acres			(2026/2056)(20)		$28,619
							Sports Authority (2017/2032)	37,538
							Office Depot (2017/2037)	20,000
North Point MarketCenter Suburban Atlanta, GA	1994	Prudential(7)	10.32%	518,000(18)	100%	99%	Target(19)	N/A	$58,108	$0	N/A
				60 Acres			Babies “R” Us (2012/2032)	50,275	$40,320
				(401,000			Dick’s Sporting Goods (2017/2037)	48,884
				square feet			Marshalls (2010/2025)	40,000
				and 49 acres			Hudson’s Furniture (7) (2011/2021)	40,000
				owned by			Linens ’n Things (2010/2025)	35,000
				CP Venture			Regal Cinemas (2014/2034)	34,733
				LLC)			Circuit City (2015/2030)	33,420
							PetsMart, Inc. (2009/2029)	25,465
Greenbrier MarketCenter Chesapeake, VA	1996	Prudential(7)	10.32%	493,000(18)	100%	99%	Target(19)	N/A	$50,680	$0	N/A
				44 Acres			Harris Teeter, Inc. (2016/2036)	51,806	$35,600
				(376,000 square			Best Buy (2015/2030)	45,106
				feet and 36 acres			Bed, Bath & Beyond (2012/2027)	40,484
				owned by			Babies “R” Us (2011/2021)	40,000
				CP Venture			Stein Mart, Inc. (2011/2026)	36,000
				LLC)			Barnes & Noble Superstores,	29,974
							Inc. (2012/2022)
							PetsMart, Inc. (2011/2031)	26,040
							Office Max (2011/2026)	23,484
Los Altos MarketCenter Long Beach, CA	1996	Prudential(7)	10.32%	182,000	100%	100%	Sears(19)	N/A	$32,864	$0	N/A
				(157,000 square			Circuit City (2017/2037)	38,541	$23,727
				feet and 17 acres			Borders, Inc. (2017/2037)	30,000
				owned by			Bristol Farms (7) (2012/2032)	28,200
				CP Venture			CompUSA, Inc. (2011/2021)	25,620
				LLC)

Lease Expirations — Retail

As of December 31, 2007, the Company’s retail portfolio included 11 retail properties, excluding all properties currently under development and/or in lease-up. The weighted average remaining lease term of these retail properties was approximately nine years as of December 31, 2007. Most of the major tenant leases in these retail properties provide for pass through of operating expenses and contractual rents which escalate over time. The leases expire as follows:

										2017 &
	2008	2009	2010	2011	2012	2013	2014	2015	2016	Thereafter	Total

Total (including only Company’s% share of Joint Venture Properties):
Square Feet Expiring	21,906	10,036	26,814	92,159	65,345	30,207	21,544	80,502	383,560	441,721	1,173,794
% of Leased Space	2%	1%	2%	8%	6%	2%	2%	7%	33%	37%	100%
Annual Contractual Rent (000’s)(15)	$497	$222	$567	$2,401	$1,515	$773	$511	$2,157	$9,623	$9,400	$27,666
Annual Contractual Rent/Sq. Ft.(15)	$22.69	$22.15	$21.15	$26.06	$23.19	$25.58	$23.74	$26.80	$25.09	$21.28	$23.57
Wholly Owned:
Square Feet Expiring	15,230	1,213	3,204	61,159	32,594	15,422	2,275	57,040	362,301	393,495	943,933(22)
% of Leased Space	2%	0%	0%	7%	3%	2%	0%	6%	38%	42%	100%
Annual Contractual Rent (000’s)(15)	$320	$36	$101	$1,895	$853	$403	$82	$1,687	$9,173	$8,614	$23,164
Annual Contractual Rent/Sq. Ft.(15)	$21.01	$29.68	$31.45	$30.99	$26.18	$26.10	$36.00	$29.57	$25.32	$21.89	$24.54
Joint Venture:
Square Feet Expiring	59,486	81,864	215,300	294,294	303,858	130,778	171,122	212,079	193,614	432,303	2,094,698(23)
% of Leased Space	3%	4%	10%	14%	15%	6%	8%	10%	9%	21%	100%
Annual Contractual Rent (000’s)(15)	$1,573	$1,701	$4,201	$4,722	$6,062	$3,265	$3,798	$4,199	$4,063	$7,117	$40,701
Annual Contractual Rent/Sq. Ft.(15)	$26.45	$20.77	$19.51	$16.05	$19.95	$24.97	$22.19	$19.80	$20.98	$16.46	$19.43

						Percentage				Cost and		Debt
	Year					Leased	Average		Major	Cost Less		Maturity
Description	Development		Company’s			as of	2007	Major Tenants (Lease	Tenants’	Depreciation		and
and	Completed	Venture	Ownership		Square Feet	December 31,	Economic	Expiration/Options	Rentable	and	Debt	Interest
Location	or Acquired	Partner	Interest		and Acres	2007	Occupancy(1)	Expiration)	Sq. Feet	Amortization(2)	Balance	Rate

Industrial
King Mill Distribution Park
Building 3A Suburban Atlanta, GA	2006	Weeks Properties Group	75%		417,000	100%	100%	Simplicity Manufacturing, Inc.	417,000	$14,082	$2,703	8/30/08
					22 Acres			(2012/2017)		$13,155		9.0%
King Mill Distribution Park
Building 3B Suburban Atlanta, GA	2007	Weeks Properties Group	75%		379,000	0%	0%	N/A	N/A	$10,772	$2,046	6/26/09
					19 Acres					$10,747		9.0%
Lakeside Ranch Business Park
Building 20 Dallas, TX	2007	Seefried Industrial	100	%(5)	749,000	48%	38%	HD Supply Facilities	355,621	$27,405	$0	N/A
		Properties			37 Acres			Maintenance, Ltd. (2012/2018)		$26,816

Lease Expiration — Industrial

As of December 31, 2007, the Company’s industrial portfolio included two operational buildings in the King Mill Distribution Park — Buildings 3A & 3B. Building 3A is leased and that tenant’s lease provides for pass through of operating expenses and contractual rents which escalate over time. The lease expires as follows:

	2012	Total

Company’s% share of Joint Venture Properties:
Square Feet Expiring	313,050	313,050
% of Leased Space	100%	100%
Annual Contractual Rent (000’s)(15)	$915	$915
Annual Contractual Rent/Sq. Ft.(15)	$2.92	$2.92
Joint Venture:
Square Feet Expiring	417,400	417,400(24)
% of Leased Space	100%	100%
Annual Contractual Rent (000’s)(15)	$1,220	$1,220
Annual Contractual Rent/Sq. Ft.(15)	$2.92	$2.92

FOOTNOTES

(1)	Average economic occupancy is calculated as the percentage of the property for which revenue was recognized during the year. If the property was purchased during the year, average economic occupancy is calculated from the date of purchase forward. If the project was under construction or has an expansion that was under construction during the year, average economic occupancy for the property or the expansion portion reflects the fact that the property had no occupancy for a portion of the year.

(2)	Cost as shown in the accompanying table includes deferred leasing costs, other tangible related assets and intangible real estate assets.

(3)	191 Peachtree Tower is treated as an operational property for financial reporting purposes, although the Company considers this property as a redevelopment project in some of its external reports and analyses. Additionally, square foot information includes 7,500 square feet for 201 Peachtree, which is connected to 191 Peachtree, and acreage information includes 0.8 acres under a ground lease which expires in 2086. Subsequent to year-end, the Wachovia Bank lease was amended to terminate its lease on 35,459 square feet in March 2008. The remaining square footage expires in December 2008. Also subsequent to year-end, the Deloitte & Touche lease was amended and restructured to increase its square feet leased to 259,998 square feet expiring in 2024, plus an additional 24,301 square feet that is included in the currently leased total, which expires in 2009.

(4)	The real estate and other assets of these properties are restricted under loan agreements such that these assets are not available to settle other debts of the Company.

(5)	These projects are owned through a joint venture with a third party providing a participation in operations and on sale of the property even though they may be shown as 100% owned.

(6)	At Lakeshore Park Plaza, Daxco has one 2-year or one 5-year (shown on table) renewal option on 9,318 square feet. The remaining square footage leased expires in 2009.

(7)	Actual tenant or venture partner is an affiliate of the entity shown.

(8)	See “Additional Information Related to Operating Properties” following this table for more information related to 3100 Windy Hill Road.

(9)	At Meridian Mark Plaza, 26,097 square feet of the Northside Hospital lease expires in 2008; 1,521 square feet of the Scottish Rite Hospital lease expires in 2009.

(10)	100 North Point Center East and 200 North Point Center East were financed together as one non-recourse mortgage note payable.

(11)	333 North Point Center East and 555 North Point Center East were financed together as one recourse mortgage note payable.

(12)	Emory Crawford Long Medical Office Tower was developed on top of a building within the Crawford Long Hospital campus. The venture received a fee simple interest in the air rights above this building in order to develop the medical office tower.

(13)	Presbyterian Medical Plaza at University is located on 1 acre, which is subject to a ground lease expiring in 2057.

(14)	Where a tenant has the option to cancel its lease without penalty, the lease expiration date used in the Lease Expirations tables reflect the cancellation option date rather than the lease expiration date.

(15)	Annual Contractual Rent excludes the operating expense reimbursement portion of the rent payable and percentage rents, if applicable. If the lease does not provide for pass through of such operating expense reimbursements, an estimate of operating expenses is deducted from the rental rate shown. The contractual rental rate shown is the estimated rate in the year of expiration.

(16)	Rentable square feet leased as of December 31, 2007 out of approximately 2,721,000 total rentable square feet.

(17)	Rentable square feet leased as of December 31, 2007 out of approximately 2,130,000 total rentable square feet.

(18)	These retail centers also include outparcels which are ground leased to freestanding users.

(19)	This anchor tenant owns its own store and land.

(20)	This tenant built and owns its own store and pays the Company under a ground lease.

(21)	Approximately 1.5 acres of the total acreage at The Avenue Peachtree City is under a ground lease expiring in 2024.

(22)	Gross leasable area leased as of December 31, 2007 out of approximately 1,062,000 total gross leasable area.

(23)	Gross leasable area leased as of December 31, 2007 out of approximately 2,115,000 total gross leasable area.

(24)	Rentable square feet leased as of December 31, 2007 out of approximately 796,000 total rentable square feet.

Additional Information Related to Operating Properties

The 3100 Windy Hill Road building, a 188,000 square foot building constructed as a training facility, occupies a 13-acre parcel of land which is wholly-owned by the Company. The building was sold in 1983 to a limited partnership of private investors, at which time the Company received a leasehold mortgage note. The training facility land was simultaneously leased to the partnership for thirty years, along with certain equipment for varying periods. The building was leased by the partnership to IBM through November 30, 2006.

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

Projects Under Development

The following details the office, multi-family, retail and industrial projects under development at December 31, 2007. Dollars are stated in thousands.

			Leased
			GLA (%)					Cousins’
			Total				Cousins’	Share of	Actual or
	Company	Total	Project			Approximate	Share of	Cost	Projected Dates for
	Owned	Project	(Fully		Cousins’	Total	Total	Incurred	Completion and Fully
Project(1)	GLA(2)	GLA(3)	Executed)		Ownership%	Cost	Cost	at 12/31/07	Operational/Sold

OFFICE/MULTI-FAMILY
Terminus 100	656,000	656,000	93%		100%	$180,400	$180,400	$164,334	const. - 2Q-07
(Atlanta, GA)									fully operational 2Q-08
Terminus 200	565,000	565,000	0%		50%	172,500	86,250	17,018	const. - 3Q-09
(Atlanta, GA)									fully operational 3Q-10
191 Peachtree Tower(4)	1,219,000	1,219,000	75	%(5)	100%	233,750	233,750	175,660	acquired 3Q-06
(Atlanta, GA)									fully stabilized 4Q-10
Palisades West
(Austin, TX)
Building 1	220,000	220,000	100%		50%				const. - 3Q-08 fully operational 4Q-08
Building 2	155,000	155,000	0%		50%				const. - 3Q-08 fully operational 3Q-09

Total — Palisades West	375,000	375,000				77,500	38,750	22,048

TOTAL OFFICE	2,815,000	2,815,000				664,150	539,150	379,060

50 Biscayne(6)	529 units	529 units	N/A		40%	165,600	66,240	63,088	const. - 4Q-07
(Miami, FL)									fully sold 2Q-08(7)
10 Terminus Place	137 units	137 units	N/A		100%	83,200	83,200	44,236	const. - 3Q-08
(Atlanta, GA)									fully sold - 3Q-09
Glenmore Garden Villas	71 Units	71 Units	N/A		50%	27,600	13,800	1,592	const. - 3Q-09
(Charlotte, NC)									fully sold -4Q-09

TOTAL MULTI-FAMILY	737 Units	737 Units				276,400	163,240	108,916

TOTAL OFFICE/MULTI-FAMILY	2,815,000	2,815,000				940,550	702,390	487,976

RETAIL
The Avenue Carriage Crossing(8) (Suburban Memphis, TN)
Phase II	20,000	20,000	0%		100%	5,200	5,200	3,269	const. - 4Q-07 fully operational 4Q-08
Tiffany Springs MarketCenter	247,000	585,000	74%		88.5%	58,200	51,500	27,149	const. - 3Q-08
(Kansas City, MO)									fully operational 3Q-09
The Avenue Murfreesboro (Suburban Nashville, TN)
Phases I and II	690,000	690,000	75%		50%				const. - 4Q-07 fully operational 4Q-08
Phase III A	8,000	8,000	100%		50%				const. -4Q-07 fully operational 4Q-08
Phase III B	19,000	19,000	0%		50%				const. -2Q-10 fully operational 2Q-11
Phase IV	35,000	35,000	0%		50%				const. - 4Q-09 fully operational 1Q-10
Phase V	58,000	58,000	0%		50%				const. - 1Q-10 fully operational 4Q-10

Total — Murfreesboro	810,000	810,000				153,100	76,550	56,173

			Leased
			GLA (%)				Cousins’
			Total			Cousins’	Share of		Actual or
	Company	Total	Project		Approximate	Share of	Cost		Projected Dates for
	Owned	Project	(Fully	Cousins’	Total	Total	Incurred		Completion and Fully
Project(1)	GLA(2)	GLA(3)	Executed)	Ownership%	Cost	Cost	at 12/31/07		Operational/Sold

The Avenue Forsyth									const. - 2Q-08
(Suburban Atlanta, GA)	527,000	527,000	41%	88.5%	$146,200	$129,000	$70,188		fully operational 2Q-09

TOTAL RETAIL	1,604,000	1,942,000			362,700	262,250	156,779

INDUSTRIAL
Jefferson Mill Business Park (Suburban Atlanta, GA) Building A	459,000	459,000	0%	75%	14,800	11,100	9,882		const. - 2Q-08 fully operational 2Q-08
Lakeside Ranch Business Park (Dallas, TX) Building 20	749,000	749,000	48%	(9)	29,500	28,556	26,528		const. - 1Q-08 fully operational 1Q-08

TOTAL INDUSTRIAL	1,208,000	1,208,000			44,300	39,656	36,410

Accumulated Depreciation on Partially Operational Properties	—	—			—	—	(3,461)

TOTAL PORTFOLIO	5,627,000	5,965,000			$1,347,550	$1,004,296	$677,704	(10)

(Notes to Development Table)

(1)	This schedule includes all Office/Multi-Family, Retail and Industrial projects under construction and redevelopment from the commencement of construction until the projects become fully operational pursuant to accounting principles generally accepted in the United States. Single-family residential projects are included on a separate schedule. Amounts included in the total cost columns represent the estimated costs upon completion of the project an achievement of fully operational status. Significant estimation is required to derive these costs and the final costs may differ from these estimates. The projected dates for completion and fully operational status shown above are also estimates and are subject to change as the projects proceed through the development process.

(2)	Company owned GLA includes square footage owned either directly by the Company or by a joint venture in which the Company is a partner.

(3)	Total project GLA includes anchor stores who may own their own property and other non-owned property contained within the named development.

(4)	191 Peachtree Tower is under redevelopment and repositioning and is treated as a development property for the purposes of this sched ule, although its cost basis is included in operating properties on the Company’s consolidated balance sheets. 201 Peachtree, a 7,500 square foot building adjacent to 191 Peachtree Tower, is also under redevelopment and is included in the amounts above.

(5)	Leased square footage includes 65,000 square feet leased by the Company.

(6)	Units at 50 Biscayne exclude retail space. The Company’s share of results of operations will be less than the percentage owned due to a third party’s participation in the project.

(7)	Fully sold date reflects the projected date for closing the contracts that existed at December 31, 2007. Sales of 280 units closed during the fourth quarter of 2007. Closings could extend beyond the second quarter of 2008.

(8)	A third party will share in the results of operations and any gain on sale of the property, even though shown as 100% owned.

(9)	This project is consolidated but is owned through a joint venture with a third party who has contributed equity. However, the equity ownership and the allocation of the results of operations and/or gain on sale may be disproportionate.

(10)	Reconciliation to Consolidated Balance Sheet

Total Cousins’ Investment per above schedule	$677,704
Less: Operating Property under redevelopment/repositioning	(175,660)
Less: Investment in unconsolidated joint ventures:
50 Biscayne	(63,088)
Palisades West	(22,048)
The Avenue Murfreesboro	(56,173)
Terminus 200	(17,018)
Glenmore Garden Villas	(1,592)
Add: Prudential’s 11.5% interest in Tiffany Springs MarketCenter	3,528
Add: Prudential’s 11.5% interest in The Avenue Forsyth	9,120
Add: Weeks 25% interest in Jefferson Mill Distribution Center-Bldg A	3,294
Add: Seefried interest in Lakeside Ranch — Bldg 20	858

Projects under development per Consolidated Balance Sheet	$358,925

Residential Projects Under Development

As of December 31, 2007, CREC, Temco Associates (“Temco”) and CL Realty, L.L.C. (“CL Realty”) owned the following parcels of land which are being developed into residential communities (see Note 5 of Notes to Consolidated Financial Statements). Information in the table represents total amounts for the development as a whole, not the Company’s share. Dollars are stated in thousands.

		Estimated	Estimated	Developed	Lots Sold	Lots Sold	Total	Remaining
	Year	Project Life	Total Lots to	Lots in	in Current	Year to	Lots	Lots to be	Cost
Description	Commenced	(In Years)	be Developed(1)	Inventory	Quarter	Date	Sold	Sold	Basis(2)

Cousins Real Estate Corporation (Consolidated)
The Lakes at Cedar Grove(3)	2001	9	844	73	1	27	702	142	$4,954
Fulton County Suburban Atlanta, GA
Callaway Gardens (50% owned)(4)	2006	6	567	—	2	2	2	565	7,441
Harris County Pine Mountain, GA
Blalock Lakes	2006	9	399	95	1	15	15	384	31,206
Coweta County Newnan, GA
Longleaf at Callaway(5)	2002	6	138	17	—	4	121	17	492
Harris County Pine Mountain, GA
River’s Call	1999	12	107	14	1	2	93	14	597
East Cobb County Suburban Atlanta, GA

Total consolidated			2,055	199	5	50	933	1,122	44,690

Temco (50% owned)
Bentwater	1998	10	1,676	5	1	2	1,671	5	142
Paulding County Suburban Atlanta, GA
The Georgian (75% owned)	2003	14	1,385	260	2	5	287	1,098	22,386
Paulding County Suburban Atlanta, GA
Seven Hills	2003	9	1,077	266	7	66	627	450	15,463
Paulding County Suburban Atlanta, GA
Harris Place	2004	6	27	9	—	2	18	9	646

		Estimated	Estimated	Developed	Lots Sold	Lots Sold	Total	Remaining
	Year	Project Life	Total Lots to	Lots in	in Current	Year to	Lots	Lots to be	Cost
Description	Commenced	(In Years)	be Developed(1)	Inventory	Quarter	Date	Sold	Sold	Basis(2)

Paulding County Suburban Atlanta, GA

Total Temco			4,165	540	10	75	2,603	1,562	$38,637

CL Realty (50% owned) Long Meadow Farms (37.5% owned)	2003	12	2,184	160	5	81	599	1,585	18,600
Fort Bend County Houston, TX
Summer Creek Ranch	2003	9	2,525	120	—	13	793	1,732	23,095
Tarrant County Fort Worth, TX
Bar C Ranch	2004	15	1,175	54	2	32	175	1,000	8,256
Tarrant County Fort Worth, TX
Summer Lakes	2003	10	1,139	19	—	—	294	845	7,841
Fort Bend County Rosenberg, TX
Southern Trails (80% owned)	2005	7	1,060	300	18	69	250	810	22,749
Brazoria County Pearland, TX
Village Park	2003	7	568	21	22	24	335	233	7,470
Collin County McKinney, TX
Waterford Park	2005	7	493	—	—	—	—	493	7,594
Fort Bend County Rosenberg, TX
Stonewall Estates (50% owned)	2005	7	380	14	17	84	114	266	4,698
Bexar County San Antonio, TX
Manatee River Plantation	2003	7	457	109	—	—	348	109	4,156
Manatee County Tampa, FL
Stillwater Canyon	2003	6	336	6	—	25	226	110	2,947
Dallas County DeSoto, TX
Creekside Oaks	2003	10	301	176	—	—	125	176	6,070
Manatee County Bradenton, FL
Blue Valley (25% owned)	2005	7	199	25	—	1	25	174	31,051
Cherokee & Fulton Counties Alpharetta, GA
Village Park North	2005	6	188	21	4	32	57	131	2,727
Collin County McKinney, TX
Bridle Path Estates	2004	8	87	—	—	—	—	87	4,072
Hillsborough County Tampa, FL
West Park	2005	4	82	—	—	—	21	61	5,184
Cobb County Suburban Atlanta, GA

Total CL Realty			11,174	1,025	68	361	3,362	7,812	156,510

Total			17,394	1,764	83	486	6,898	10,496	$239,837

Company Share of Total			8,310	856	35	213	3,629	4,681	$114,839

Company Weighted Average Ownership			48%	49%	42%	44%	53%	45%	48%

(1)	This estimate represents the total projected development capacity for a development on both owned land and land expected to be purchased for further development. The numbers shown include lots currently developed or to be developed over time, based on management’s current estimates, and lots sold to date from inception of development.

(2)	Includes cost basis of land tracts as detailed on the Inventory of Land Held for Investment or Future Development schedule.

(3)	A third party has a participation in this project after certain thresholds are met.

(4)	Callaway Gardens is owned in a venture, although the venture is consolidated with the Company. The partner is entitled to a sh are of the profits after the Company’s capital is recovered.

(5)	Longleaf at Callaway lots are sold to a home building venture, of which CREC is a joint venture partner. As a result of this relationship, the Company recognizes profits when houses are built and sold, rather than at the time lots are sold, as is the case with the Company’s other residential developments. As of December 31, 2007, 115 houses have been sold.

Land Held for Investment or Future Development

As of December 31, 2007, the Company owned or controlled the following land holdings either directly or indirectly through venture arrangements. The Company evaluates its land holdings on a regular basis and may develop, ground lease or sell portions of the land holdings if opportunities arise. Information in the table represents total amounts for the developable land area as a whole, not the Company’s share, and for cost basis, reflects the venture’s basis, if applicable. See Note 5 of Notes to Consolidated Financial Statements in Item 8 of this report for further information related to investments in unconsolidated joint ventures. Dollars are stated in thousands.

		Company’s	Developable		Cost
		Ownership	Land Area	Year	Basis
Description and Location(1)	Zoned Use	Interest(2)	(Acres)	Acquired	($000)(3)

CONSOLIDATED
Round Rock/Austin, Texas Land
Austin, TX	Retail and Commercial	100%	60	2005	$17,107
Jefferson Mill Business Park
Suburban Atlanta, GA	Industrial and Commercial	100%	259	2006	15,379
King Mill Distribution Park
Suburban Atlanta, GA	Industrial	100%	132	2005	13,602
Land Adjacent to The Avenue Forsyth
Suburban Atlanta, GA	Retail	100%	39	2007	12,749
615 Peachtree Street
Atlanta, GA	Mixed Use	100%	2	1996	10,164
Terminus
Atlanta, GA	Mixed Use	100%	3	2005	9,476
Lakeside Ranch Business Park
Dallas, TX	Industrial and Commercial	(4)	48	2006	9,343
North Point
Suburban Atlanta, GA	Mixed Use	100%	59	1970-1985	5,298
Lancaster
Dallas, TX	Industrial	(4)	47	2007	4,812
505 & 511 Peachtree Street
Atlanta, GA	Mixed Use	100%	1	2004	3,389
Land Adjacent to The Avenue Carriage Crossing
Suburban Memphis, TN	Retail	100%	2	2004	1,969
Land Adjacent to The Avenue Webb Gin
Suburban Atlanta, GA	Retail	100%	2	2005	946
Wildwood Office Park
Suburban Atlanta, GA	Mixed Use	100%	23	1971-1989	883
The Lakes at Cedar Grove
Suburban Atlanta, GA	Mixed Use	100%	10	2002	—	(5)

TOTAL CONSOLIDATED LAND HELD FOR INVESTMENT OR FUTURE DEVELOPMENT					$105,117

		Company’s	Developable		Cost
		Ownership	Land Area	Year	Basis
Description and Location(1)	Zoned Use	Interest(2)	(Acres)	Acquired	($000)(3)

JOINT VENTURES TEMCO TRACTS:
Paulding County
Suburban Atlanta, GA	Residential and Mixed Use	50%	6,127	2005	$14,204
Happy Valley
Suburban Atlanta, GA	Residential	50%	228	2003	2,194
Seven Hills
Suburban Atlanta, GA	Residential and Mixed Use	50%	85	2002-2005	—	(5)
CL REALTY TRACTS:
Padre Island
Corpus Christi, TX	Residential and Mixed Use	50%	15	2005	11,545
Summer Creek Ranch
Forth Worth, TX	Residential and Mixed Use	50%	374	2002	—	(5)
Long Meadow Farms
Houston, TX	Residential and Mixed Use	19%	186	2002	—	(5)
Waterford Park
Rosenberg, TX	Commercial	50%	37	2005	—	(5)
Summer Lakes
Rosenberg, TX	Commercial	50%	3	2003	—	(5)
Village Park
McKinney, TX	Residential	50%	5	2003-2005	—	(5)
OTHER JOINT VENTURES:
Wildwood Office Park
Suburban Atlanta, GA	Office and Commercial	50%	36	1971-1989	21,852
Handy Road Associates, LLC
Suburban Atlanta, GA	Large Lot Residential	50%	1,187	2004	5,329
Austin Research Park
Austin, TX	Commercial	50%	6	1998	3,557

Total Acres			8,976

(1)	The following properties include adjacent building pads. The aggregate cost of these pads is included in Operating Properties in the Company’s consolidated financial statements or the applicable joint venture’s financial statements and not itemized on the above table. The square footage of potential office buildings which could be built on the land is estimated as follows:

	Ownership	Square
	Interest	Footage

Ten Peachtree Place	50.0%	400,000
One Georgia Center	88.5%	300,000
The Points at Waterview	100.0%	60,000

(2)	For potential industrial projects, Weeks Properties Group, LLC has the option until April 2008 to invest up to 25% of project equity on a portion of the land.

(3)	For consolidated properties, reflects the Company’s basis. For joint venture properties, reflects the venture’s basis.

(4)	This project is owned through a joint venture with a third party who has contributed equity, but the equity ownership and the a llocation of the results of operations and/or gain on sale may be disproportionate.

(5)	Residential communities with adjacent land that may be sold to third parties in large tracts for residential, multi-family or commercial development. The basis of these tracts as well as lot inventory, are included on the Inventory of Residential Lots Under Development schedule.

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

Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted for a vote of the security holders during the fourth quarter of the Registrant’s fiscal year ended December 31, 2007.

Item X.  Executive Officers of the Registrant

The Executive Officers of the Registrant as of the date hereof are as follows:

Name	Age	Office Held

Thomas D. Bell, Jr.	58	Chief Executive Officer and Chairman of the Board of Directors
Daniel M. DuPree	61	President and Chief Operating Officer
R. Dary Stone	54	Vice Chairman of the Company
James A. Fleming	49	Executive Vice President and Chief Financial Officer
Craig B. Jones	56	Executive Vice President and Chief Investment Officer
Lawrence L. Gellerstedt III	51	Senior Vice President and President of the Office/Multi-Family Division
John D. Harris, Jr.	48	Senior Vice President, Chief Accounting Officer and Assistant Secretary
Robert M. Jackson	40	Senior Vice President, General Counsel and Corporate Secretary
Joel T. Murphy	49	Senior Vice President and President of the Retail Division
Forrest W. Robinson	56	Senior Vice President and President of the Industrial Division
Bruce E. Smith	60	Senior Vice President and President of the Land Division

Family Relationships:

There are no family relationships among the Executive Officers or Directors.

Term of Office:

The term of office for all officers expires at the annual stockholders’ meeting. The Board retains the power to remove any officer at any time.

Business Experience:

Mr. Bell has served as Chief Executive Officer of the Company since January 2002 and as Chairman of the Board since December 2006. He has also served as Chairman of the Executive Committee since June 2000 and Vice Chairman of the Board from June 2000 to December 2006. Mr. Bell was also President of the Company from January 2002 through April 2007, when he relinquished that title. Mr. Bell is also a director of Regal Entertainment Group, AGL Resources, Inc., and the United States Chamber of Commerce and a Trustee of Emory University Healthcare.

Mr. DuPree rejoined the Company in March 2003 as Vice Chairman of the Company. He was elected President and Chief Operating Officer in April 2007. From September 2002 until February 2003, Mr. DuPree was Chief Executive Officer of Barry Real Estate Companies, a privately held development firm.

Mr. Stone joined the Company in June 1999. Mr. Stone was President and Chief Operating Officer of the Company from February 2001 to January 2002 and was a Director of the Company from 2001 to 2003. Effective January 2002, he relinquished the positions of President and Chief Operating Officer and assumed the position of President — Texas. In February 2003, he became Vice Chairman of the Company.

Mr. Fleming joined the Company in July 2001 as Senior Vice President, General Counsel and Secretary. He became Executive Vice President and Chief Financial Officer in August 2004. He was a partner in the Atlanta law firm of Fleming & Ray from October 1994 until July 2001.

Mr. Jones joined the Company in October 1992 and became Senior Vice President in November 1995 and President of the Office Division in September 1998. He became Executive Vice President and Chief Administrative Officer in August 2004 and served in that capacity until December 2006, when he assumed the role of Executive Vice President and Chief Investment Officer.

Mr. Gellerstedt joined the Company in July 2005 as Senior Vice President and President of the Office/Multi-Family Division. From 2003 to 2005, Mr. Gellerstedt was Chairman and Chief Executive Officer of The Gellerstedt Group. From 2001 to 2003, he was President and Chief Operating Officer of The Integral Group, LLC.

Mr. Harris joined the Company in February 2005 as Senior Vice President, Chief Accounting Officer and Secretary. From 1994 to 2003, Mr. Harris was employed by JDN Realty Corporation, most recently serving as Senior Vice President, Chief Financial Officer, Secretary, and Treasurer. Beginning in 2004 until February 2005, Mr. Harris was the Vice President and Corporate Controller for Wells Real Estate Funds, Inc.

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

Mr. Smith joined the Company in May 1993 as Senior Vice President and President of the Land Division.

PART II

Item 5.	Market for Registrant’s Common Stock and Related Stockholder Matters

Market Information

The high and low sales prices for the Company’s common stock and cash dividends declared per common share were as follows:

	2007 Quarters				2006 Quarters
	First	Second	Third	Fourth	First	Second	Third	Fourth

High	$40.75	$35.17	$30.72	$31.62	$33.99	$33.49	$34.89	$38.77
Low	32.20	28.19	23.97	20.77	27.87	29.02	29.64	33.13
Dividends Declared:
Regular	0.37	0.37	0.37	0.37	0.37	0.37	0.37	0.37
Special	—	—	—	—	—	—	—	3.40
Payment Date:
Regular	2/22/07	5/30/07	8/24/07	12/21/07	2/22/06	5/30/06	8/25/06	12/22/06
Special	—	—	—	—	—	—	—	12/01/06

Holders

The Company’s common stock trades on the New York Stock Exchange (ticker symbol CUZ). At February 20, 2008, there were 1,074 common stockholders of record.

Purchases of Equity Securities

For information on the Company’s equity compensation plans, see Note 6 of the accompanying consolidated financial statements, which is incorporated herein by reference. The following table contains information about the Company’s purchases of its equity securities during the fourth quarter of 2007:

	Purchases Outside Plan		Purchases Inside Plan

			Total Number of	Maximum Number of
	Total Number		Shares Purchased as	Shares That May Yet
	of Shares	Average Price	Part of Publicly	Be Purchased Under
	Purchased(1)	Paid per Share(1)	Announced Plan(2)	Plan(2)
October 1-31	—	$—	—	4,750,000
November 1-30	—	—	50,000	4,700,000
December 1-31	20,347	24.04	578,500	4,121,500

Total	20,347	$24.04	628,500	4,121,500

(1)	The purchases of equity securities that occurred during the fourth quarter of 2007 related to shares remitted by employees as payment for income taxes due in conjunction with restricted stock grants.

(2)	On May 9, 2006, the Board of Directors of the Company authorized a stock repurchase plan, which expires May 9, 2009, of up to 5,000,000 shares of the Company’s common stock. The Company purchased 628,500 shares under this plan in the fourth quarter of 2007.

Performance Graph

The following graph compares the five-year cumulative total return of Cousins Properties Incorporated Common Stock with the Hemscott Group Index, NYSE Market Index, S&P 500 Index and NAREIT Equity REIT Index. The Hemscott Group Index, formerly the CoreData Group Index, is published by Hemscott PLC and is comprised of publicly-held REITs. The graph assumes a $100 investment in each of the indices on December 31, 2002 and the reinvestment of all dividends.

COMPARISON OF CUMULATIVE TOTAL RETURN OF ONE OR MORE
COMPANIES, PEER GROUPS, INDUSTRY INDICES AND/OR BROAD MARKETS

	Year Ended
	12/31/2002	12/31/2003	12/31/2004	12/31/2005	12/31/2006	12/31/2007
Cousins Properties Incorporated	100.00	140.62	181.33	178.65	255.39	168.24

Hemscott Group Index	100.00	130.96	174.07	184.30	241.78	183.27

S&P Composite	100.00	128.68	142.69	149.70	173.34	182.87

NYSE Market Index	100.00	129.55	146.29	158.37	185.55	195.46

NAREIT Equity Index	100.00	137.13	180.44	202.38	273.34	230.45

Item 6.	Selected Financial Data

The following selected financial data sets forth consolidated financial and operating information on a historical basis. This data has been derived from the Company’s consolidated financial statements, and should be read in conjunction with the consolidated financial statements and notes thereto.

	For the Years Ended December 31,
	2007	2006	2005	2004	2003
	($ in thousands, except per share amounts)

Rental property revenues	$112,669	$88,996	$76,685	$81,928	$87,415
Fee income	36,314	35,465	35,198	29,704	29,001
Residential lot, multi-family and outparcel sales	9,969	40,418	33,166	16,700	12,945
Interest and other	6,429	1,373	2,431	4,660	5,750

Total revenues	165,381	166,252	147,480	132,992	135,111

Rental property operating expenses	47,196	35,243	29,328	27,592	28,035
Depreciation and amortization	40,490	31,504	26,950	29,753	33,125
Residential lot, multi-family and outparcel cost of sales	7,685	32,154	25,809	12,007	10,022
Interest expense	8,816	11,119	9,094	14,623	22,576
Loss on debt extinguishment	446	18,207	—	—	—
General, administrative and other expenses	60,632	61,401	57,141	48,877	42,673

Total expense	165,265	189,628	148,322	132,852	136,431

Benefit (provision) for income taxes from operations	4,423	(4,193)	(7,756)	(2,744)	(2,596)
Minority interest in income of consolidated subsidiaries	(1,656)	(4,130)	(3,037)	(1,417)	(1,613)
Income from unconsolidated joint ventures	6,096	173,083	40,955	204,493	24,620
Gain on sale of investment properties, net of applicable income tax provision	5,535	3,012	15,733	118,056	100,558

Income from continuing operations	14,514	144,396	45,053	318,528	119,649
Discontinued operations	18,408	88,295	4,688	89,256	122,512
Preferred dividends	(15,250)	(15,250)	(15,250)	(8,042)	(3,358)

Net income available to common stockholders	$17,672	$217,441	$34,491	$399,742	$238,803

Basic net income from continuing operations per common share	$(0.01)	$2.55	$0.60	$6.34	$2.41

Basic net income per common share	$0.34	$4.29	$0.69	$8.16	$4.94

Diluted net income from continuing operations per common share	$(0.01)	$2.46	$0.58	$6.09	$2.35

Diluted net income per common share	$0.34	$4.14	$0.67	$7.84	$4.83

Cash dividends declared per common share	$1.48	$4.88	$1.48	$8.63	$3.55

Total assets (at year-end)	$1,509,611	$1,196,753	$1,188,274	$1,026,992	$1,140,414
Notes payable (at year-end)	$676,189	$315,149	$467,516	$302,286	$497,981
Stockholders’ investment (at year-end)	$552,503	$625,915	$632,280	$659,750	$578,777
Common shares outstanding (at year-end)	51,280	51,748	50,665	50,092	48,835

In periods prior to 2006, the Company recorded reimbursements of salary and benefits of on-site employees pursuant to management agreements with third parties and unconsolidated joint ventures as reductions of general and administrative expenses. In 2006, the Company began recording these reimbursements in Fee Income on the Consolidated Statements of Income and reclassified prior period amounts to conform to the 2006 presentation. As a result, Fee Income and General and Administrative Expenses have increased by $15.1 million in 2005, $13.2 million in 2004 and $10.6 million in 2003, when compared to amounts reported in the Annual Reports on Form 10-K prior to 2006.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Selected Financial Data and the Consolidated Financial Statements and Notes thereto of this Annual Report on Form 10-K.

Overview of 2007 Performance and Company and Industry Trends.   In 2007, the Company continued to execute its strategy of developing and managing high-quality real estate. The Company also improved the performance and enhanced the value of its operating assets through strong leasing activities at several of its office and retail properties. In addition, the Company strengthened its balance sheet by recasting its credit facility and closing three mortgage loans in addition to placing an asset under development into a joint venture with an institutional investor. Management believes that these changes position the Company to be opportunistic in the coming period of uncertain real estate markets.

The Company commenced construction of three new Office/Multi-Family development projects in 2007. These projects included Terminus 200, a 565,000 square-foot office building, 10 Terminus Place, a 137-unit condominium tower, and Glenmore Garden Villas, a 71-unit townhome project in Charlotte. The Office/Multi-Family Division continued the development of its Palisades West project in Austin which is scheduled for a third quarter 2008 completion. In 2007, the Office/Multi-Family Division completed the construction of Terminus 100 in Atlanta and 50 Biscayne in Miami. Upon opening, Terminus 100 was 76% leased and at year-end was 93% leased. At year-end, 280 condominium units (over 50%) within the 50 Biscayne condominium project closed. As a result of the pace of unit closings, the venture that owns 50 Biscayne repaid its construction loan in early January 2008. While management expects that approximately 25% to 30% of the original contracts will not close, it is encouraged by the number of closings to date in light of the overall weakness in the condominium market in the Miami area.

The Company commenced construction of two retail projects in 2007: The Avenue Forsyth, the Company’s largest Avenue project in metropolitan Atlanta, and Tiffany Springs MarketCenter, a 585,000 square-foot power center in Kansas City. The Retail Division also opened The Avenue Murfreesboro, the largest Avenue project to date.

The Industrial Division closed on the purchase of 47 acres of land in Lancaster, Texas, a Dallas suburb, for future development. The division was also selected, along with two other partners, as the master developer for the redevelopment of Fort Gillem, a 1,427-acre military base in suburban Atlanta. In 2007, the Industrial Division continued the site preparation and leasing activities on its three existing projects: King Mill Distribution Park, Jefferson Mill Business Park and Lakeside Ranch Business Park.

During 2007, the Company also made progress in leasing its existing assets. The most notable progress was the execution of a lease with the Georgia Department of Transportation at One Georgia Center. This lease took this building from 46% leased to 100% leased. In addition, leasing at the Company’s 191 Peachtree building is proceeding better than management’s initial expectations. At the beginning of the year, this building was 60% leased and was 75% leased by year end (although Wachovia has a lease for approximately 375,000 square feet that will expire at the end of 2008, which will reduce the percentage leased at that time). Subsequent to year-end, the Company executed a 260,000 square foot lease with Deloitte & Touche at 191 Peachtree that brought the building to 87% leased. The Company also has made progress with the lease up of its two most recently completed retail projects. San Jose MarketCenter improved from 89% leased at the beginning of the year to 95% leased at year end, and The Avenue Webb Gin improved from 71% leased at the beginning of the year to 81% leased at year end.

The Company did not sell as many assets in 2007 as it did in prior years, and it did not pay a special dividend to stockholders as a result. In 2007, the Company generated gross proceeds of $26.2 million from the sale of one office building and five ground leased outparcels compared to over $800 million in such proceeds in 2006.

The Company took steps in 2007 to improve its capital structure by recasting its credit facility and entering into new or renewed fixed-rate mortgage loans. The Company’s credit facility was modified to increase the size by $100 million to $500 million, extend the maturity date, decrease the interest rate by reducing the spread over LIBOR, and increase the borrowing base and borrowing capacity. As a part of this facility, the Company entered into a five year, $100 million term loan whose underlying LIBOR rate is effectively fixed through an interest rate swap. In addition, the Company closed three fixed rate mortgage loans with maturity dates ranging from three to 10 years. Interest rates on these loans range from 5.60% to 6.45%, which management believes is favorable given the state of the markets during the time when these loans were being negotiated and closed. The aggregate proceeds from these loans were approximately $400 million which were used initially to reduce indebtedness under the credit facility but ultimately provides capacity to fund existing developments and to position the Company to act on new development opportunities or other strategic purposes.

The Company also entered into a joint venture with Prudential to develop Terminus 200. Upon formation, the Company contributed land and predevelopment assets, Prudential contributed cash, and the venture closed a construction loan to provide additional funding for the project. While management is optimistic about the success of this project given the success of Terminus 100, it believes this venture appropriately mitigates the risk of overexposure to Class A office product in the Buckhead district of the Atlanta submarket. This venture is expected to be a 50-50 venture with respect to funding; however, the Company is entitled to receive more than 50% of the economics if the project’s returns meet or exceed certain performance metrics. The construction loan is expected to fund 80% of the anticipated costs of Terminus 200, is priced at LIBOR plus 1.65% and matures in 2011. The combination of the venture and the construction loan will substantially reduce the future funding requirements of the Company.

The Company’s land business continued to decline in 2007. Lot sales steadily fell throughout the year reflecting the overall weakness in the residential markets. Within the Company’s markets, new home sales have slowed and builders hold lot inventories that will more than meet the anticipated demand for the foreseeable future. Until these inventories fall, management does not expect much improvement in the volume of its residential lot sales. The Company has slowed the development of additional lots and will work to continue to reduce its lot inventory until the markets begin to recover. While management is optimistic about the long term profitability of its land business, it is unable to determine when market conditions will turn more favorable for the Company.

Likewise, the condominium market continues to be unfavorable overall and within the Company’s core markets. While closings at its 50 Biscayne project are occurring in an unfavorable Miami condominium environment, management expects that the units that do not close will need to be held for a period of time and re-sold when market conditions improve. Management, however, believes that there are niches within its markets, particularly in Atlanta and Charlotte, where supply and demand are in better balance. Management believes that the condominium project it has undertaken in Atlanta is of a particular price and quality that are not currently in over-supply. However, given the state of the markets overall, there is no guarantee that this project will be successful. The Company intends to continue to pursue condominium development projects but intends to be cautious in these pursuits. As a result, management expects the number of opportunities that meet its underwriting standards to be limited in 2008.

In 2008, management believes that opportunities for traditional office and retail development projects will be lower than in previous years, and the actual number of these development starts for the Company will be down. With respect to retail projects, the Company generally moves forward with a development project when management is comfortable with the level of commitment received from key retailers. As a result of various factors, including those impacting the residential market as described above, there are a significant number of retailers experiencing lower than expected sales levels, holiday sales in particular, and management expects this trend to continue until the overall market improves. These trends are expected to impact the willingness of retailers to commit to new projects and their willingness to maintain current stores. The inability of retailers to commit to new or existing projects could adversely impact the growth of the Company’s development pipeline and/or the leasing prospects at current centers. However, management expects other, more non-traditional, opportunities for creating stockholder value will emerge as various macroeconomic factors, such as changes in the credit markets, make it difficult for less capitalized developers or owners to commence or sustain projects. If these opportunities present themselves, management believes the Company is well-positioned to act upon them as a result of its relatively conservative capital structure and the capacity generated by the recent debt restructurings and additions discussed above.

For the foreseeable future, the Company will continue to pursue development projects that meet its underwriting criteria and execute the strategy that has proven successful over its 50 year history through multiple real estate cycles.

Critical Accounting Policies.   The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, and the Notes to Consolidated Financial Statements include a summary of the significant accounting policies for the Company. A critical accounting policy is one which is both important to the portrayal of a company’s financial condition and results of operations and requires significant judgment or complex estimation processes. The Company is in the business of developing, owning and managing office, retail and industrial real estate properties, developing multi-family residential units, and developing single-family residential communities which are parceled into lots and sold to various home builders. The Company’s critical accounting policies relate to its long-lived assets, including cost capitalization, acquisition of operating property, depreciation and amortization, and impairment of long-lived assets (including investments in unconsolidated joint ventures and goodwill); revenue recognition, including residential lot sales, land tract sales, multi-family residential unit sales and valuation of receivables; and accounting for investments in non-wholly owned entities.

Long-Lived Assets

Cost Capitalization.  The Company is involved in all stages of real estate development. The Company expenses predevelopment expenses incurred on a potential project until it becomes probable (more likely than not at the point the decision is made) that the project will go forward. After the Company determines the project is probable, all subsequently incurred predevelopment costs, as well as interest, real estate taxes and certain internal personnel and associated costs directly related to the project under development, are capitalized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 34, “Capitalization of Interest Cost,” and SFAS No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.” If the probability of a project comes into question, a reserve may be placed on the assets. If the decision is made to abandon development of a project that had earlier been deemed probable, all previously capitalized costs are expensed or charged against the reserve, if one was established. Therefore, a change in the probability of a project could result in the expensing of significant costs incurred for predevelopment activity. The Company had approximately $16.7 million of capitalized predevelopment assets as of December 31, 2007.

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

Impairment of Long-Lived Assets.  The Company periodically evaluates its real estate assets to determine if there has been any impairment in the carrying values of its held for use assets and records impairment losses if the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. The evaluation of real estate assets involves many subjective assumptions dependent upon future economic events that affect the ultimate value of the property. For example, future cash flows from properties are estimated using expected market rental rates, anticipated leasing results and potential sales results. A change in assumptions concerning future economic events could result in an adverse change in the value of a property and cause an impairment to be recorded. The Company has analyzed all real estate assets that had indicators of impairment and has determined that the carrying value of all real estate assets on the accompanying Consolidated Balance Sheets does not exceed undiscounted cash flows estimated to be generated by those assets. Based on this analysis, no impairment losses were required to be recorded. Unconsolidated joint ventures follow the same impairment assessment of their properties as the Company. Additionally, the Company evaluates its investments in joint ventures, if indicators warrant the need for a review, and determines whether the impairment is other than temporary. If management determines that the impairment is other than temporary, a discounted cash flow calculation is prepared and an adjustment recorded, if needed. The Company also evaluates its goodwill annually, which requires certain estimates and judgments, specifically related to the fair value of its reporting units. Based on the Company’s analysis, no significant impairment losses were recorded.

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

Multi-family Residential Unit Sales.  If a certain threshold of non-refundable deposits are obtained upon sale of a multi-family residential unit and other factors are met, the Company recognizes profits of multi-family residential units on the percentage of completion method. Therefore, revenues on these units are recognized before the contract actually closes and before the entire sales price is obtained. If the Company determines that the remaining sales price of certain units may not be collectible, percentage of completion accounting may cease for those units. The Company assesses the collectibility of the full sales price at closing by reviewing the overall market conditions in the specific area of each project as well as the market for re-sales of individual units at each project. These factors, combined with the amount of the non-refundable deposits and an assessment of the buyer’s financial condition, assist the Company in assessing the likelihood that the buyer will ultimately pay the contractual purchase price at closing. If the level of continuing involvement on the buyer’s side is uncertain, the Company estimates the percentage of units under contract that it anticipates ultimately may not close. Additionally, cost of sales are recognized using the estimated profit percentage during construction of the project, which percentage could change significantly during the course of development. The percentage of completion method involves significant estimates, particularly in determining the profit percentage to be realized on the overall project, the percentage that construction is complete at reporting periods during the project, and judgments as to the collectibility of unit purchase prices upon completion. If the Company inaccurately estimates costs to construct the project, the estimated profit percentage is ultimately incorrect or if its judgments regarding collectibility are incorrect, actual final results could differ from previously estimated results.

In November 2006, the FASB ratified the consensus in Emerging Issues Task Force (“EITF”) Issue No. 06-8, “Applicability of the Assessment of a Buyer’s Continuing Investment under FASB Statement No. 66, Accounting for Sales of Real Estate, for Sales of Condominiums,” which provides guidance for determining the adequacy of a buyer’s continuing investment and the appropriate profit recognition in the sale of individual units in a condominium project. This issue requires that companies evaluate the adequacy of a buyer’s continuing investment in recognizing condominium revenues on the percentage of completion method by applying paragraph 12 of SFAS No. 66 to the level and timing of deposits received on contracts for condominium sales. The Company will adopt EITF 06-8 on January 1, 2008. The Company is currently analyzing in detail the effects of adoption of this standard on future results of operations. Management believes that some of its existing condominium contracts would not meet the requirements for percentage of completion accounting at the same time as under the existing standards and could, under the new standard, be accounted for on the completed contract method. This would result in later recognition of revenues than the Company has historically presented.

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

Accounting for Non-Wholly Owned Entities

The Company holds ownership interests in a number of ventures with varying structures. The Company evaluates all of its partnership interests and other variable interests to determine if the entity is a variable interest entity (“VIE”), as defined in Financial Accounting Standards Board (“FASB”) Interpretation No. 46R. If the venture is a VIE and if the Company is determined to be the primary beneficiary, the Company consolidates the assets, liabilities and results of operations of the VIE.

For entities that are not determined to be VIEs, the Company evaluates whether or not the Company has control or significant influence over the joint venture to determine the appropriate consolidation and presentation. Entities under the Company’s control are consolidated and entities over which the Company can exert significant influence, but does not control, are accounted for under the equity method of accounting.

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

Discussion of New Accounting Pronouncements.

In addition to EITF 06-8 discussed in the Multi-Family Residential Unit Sales section, in September 2006 the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after December 15, 2007. The Company does not believe the adoption of SFAS No. 157 will have a material impact on its consolidated operating results or financial condition.

In 2007, the FASB issued SFAS No. 141R, “Business Combinations,” which amended SFAS No. 141, effective for business combinations that close after January 1, 2009. Also in December 2007 and effective for the Company on January 1, 2009, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” The Company has not analyzed the effect of these statements on its financial position or results of operations.

Results of Operations For The Three Years Ended December 31, 2007.

General.  Historically, the Company’s financial results have been significantly affected by sale transactions and the fees generated by, and start-up operations of, major real estate developments. These types of transactions and developments do not necessarily recur. Accordingly, the Company’s historical financial statements may not be indicative of future operating results.

In addition, in periods prior to 2006, the Company recorded reimbursements of salary and benefits of on-site employees pursuant to management agreements with third parties and joint ventures as reductions of general and administrative expenses. In 2006, the Company began recording these reimbursements in Fee Income on the Consolidated Statements of Income and reclassified prior period amounts to conform to the 2006 presentation. As a result, Fee Income and General and Administrative Expenses increased by $15.1 million in 2005 when compared to the 2005 Form 10-K as filed.

Rental Property Revenues.  Summary.  Rental property revenues increased approximately $23.7 million (27%) between 2007 and 2006, and $12.3 million (16%) between 2006 and 2005. These increases are discussed in detail below, but generally result from the acquisition and operations of newly-developed office, retail and industrial properties, offset by revenue lost on certain other properties sold or contributed to a venture in 2006.

Comparison of Year Ended December 31, 2007 to 2006.

Rental property revenues from continuing operations of the office portfolio increased approximately $23.8 million between 2006 and 2007 as a result of the following:

•	Increase of $12.8 million related to the third quarter 2006 purchase of the interests in 191 Peachtree Tower;

•	Increase of $6.1 million related to increased leasing at The ACS Center, 100 North Point Center East, 200 North Point Center East, 600 University Park Place, and Lakeshore Park Plaza;

•	Increase of $7.0 million due to the second quarter 2007 opening of Terminus 100;

•	Increase of $866,000 related to the second quarter 2007 acquisition of the 221 Peachtree Center Avenue Garage;

•	Increase of $680,000 related to the third quarter 2006 purchase of Cosmopolitan Center;

•	Decrease of $3.9 million related to 3100 Windy Hill Road, as the lease for the sole tenant in this building expired in the fourth quarter of 2006. The Company is actively attempting to re-lease this space, although there can be no guarantee of lease-up in the near term.

Rental property revenues from the retail portfolio decreased approximately $2.1 million between 2006 and 2007 as a result of the following:

•	Decrease of $12.6 million related to the contribution of five retail properties to a venture with an affiliate of Prudential. Upon venture formation in 2006, the Company began accounting for the properties on the equity method;

•	Increase of $5.7 million related to the third quarter 2006 opening of The Avenue Webb Gin;

•	Increase of $3.5 million related to the first quarter 2006 opening of San Jose MarketCenter and increased average economic occupancy;

•	Increase of $1.2 million related to the lease up of The Avenue Carriage Crossing.

Rental property revenues from the Industrial Division increased approximately $2.0 million due to the third quarter 2006 opening of King Mill Distribution Park Building 3A and the first quarter 2007 opening of the first building at Lakeside Ranch Business Park.

Comparison of Year Ended December 31, 2006 to 2005.

Rental property revenues from continuing operations of the Company’s office portfolio increased approximately $6.8 million in 2006 compared to 2005 as a result of the following:

•	Increase of $5.5 million related to the purchase of 191 Peachtree Tower and the purchase of Cosmopolitan Center;

•	Increase of $1.4 million related to One Georgia Center as its average economic occupancy increased from 19% in 2005 to 37% in 2006;

•	Increase of $1.5 million due to increased occupancy at The ACS Center, 555 North Point Center East, and 200 North Point Center East;

•	Decrease of approximately $1.5 million related to 615 Peachtree Street, which was taken out of service as an operating property in 2006, the building imploded, and the land is now held for investment, which includes future development or sale.

Rental property revenues from continuing operations of the retail portfolio increased approximately $4.9 million between 2006 and 2005 as a result of the following:

•	Increase of $15.3 million related to the openings of San Jose MarketCenter and The Avenue Webb Gin in 2006, and to the increased occupancy at The Avenue Carriage Crossing, which opened in late 2005;

•	Decrease of $10.4 million related to the formation of the venture with Prudential.

Rental property revenues of the industrial portfolio increased approximately $555,000 between 2006 and 2005, as the Company’s first industrial building, King Mill — Building 3A, opened in 2006.

Rental Property Operating Expenses.  Rental property operating expenses increased $12.0 million (34%) between 2007 and 2006 as a result of the following:

•	Increase of $11.6 million related to the aforementioned openings or lease up of The Avenue Carriage Crossing, San Jose MarketCenter, The Avenue Webb Gin, Terminus 100 and the two industrial buildings, plus the purchases of Cosmopolitan Center and the interests in the 191 Peachtree Tower office building;

•	Increase of approximately $3.3 million due to increased leasing at The ACS Center between 2007 and 2006 and to a change in accounting for certain tenant reimbursements at this building;

•	Increase of approximately $356,000 related to the second quarter 2007 acquisition of 221 Peachtree Center Avenue Parking Garage;

•	Decrease of $3.5 million as a result of the formation of the venture with Prudential.

Rental property operating expenses increased $5.9 million (20%) between 2006 and 2005 as a result of the following:

•	Increase of $4.7 million due to the openings of San Jose MarketCenter and The Avenue Webb Gin, and the increased occupancy of The Avenue Carriage Crossing, which opened late in 2005;

•	Increase of $3.6 million as a result of the 2006 purchases of 191 Peachtree Tower and Cosmopolitan Center;

•	Increase of $504,000 due to the increased occupancy at The ACS Center, 555 North Point Center East, and 200 North Point Center East and the opening of the Company’s first industrial building, King Mill — Building 3A.

•	Decrease of $2.8 million related to the formation of the venture with Prudential;

•	Decrease of $731,000 related to the cessation of operations at 615 Peachtree Street noted above.

Fee Income.  Fee income did not change significantly between 2007, 2006 and 2005. Fee income is comprised of management fees, development fees and leasing fees, which the Company performs for joint ventures in which it has an ownership interest and third party property owners. These amounts vary by years, due to the number of contracts with ventures and third party owners and the development and leasing needs at the underlying properties. Amounts could vary in future years based on volume and composition of activities at the underlying properties.

Residential Lot and Outparcel Sales and Cost of Sales.  Residential lot and outparcel sales decreased $7.3 million (42%) between 2007 and 2006 and decreased $4.6 million (21%) between 2006 and 2005. Residential lot and outparcel cost of sales decreased $4.9 million (39%) between 2007 and 2006 and decreased $3.7 million (22%) between 2006 and 2005.

Residential Lot Sales and Cost of Sales — The Company’s residential lot business consists of projects that are consolidated, for which income is recorded in the residential lot and outparcel sales and cost of sales line items, and projects that are owned through joint ventures in which the Company is a 50% partner with Temco and CL Realty, for which income is recorded in income from unconsolidated joint ventures. Lot sales were as follows:

	2007	2006	2005

Consolidated projects	50	126	172
Temco	75	477	467
CL Realty	361	973	1,302

Total	486	1,576	1,941

As noted above, demand for residential lots is down significantly as a result of general market conditions and as a result of limited demand in the Company’s and its ventures’ principal markets in Texas, Florida and metropolitan Atlanta. Builders, the Company’s and its ventures’ primary customers for residential lots, have a general oversupply of inventory in the Company’s markets and are working to reduce inventory levels before they consider buying additional lots. In addition, the 2007 changes in credit availability for home buyers and homebuilders have made it more difficult obtain financing for purchases. Management is closely monitoring market developments but is currently unable to predict when markets will improve. Management expects these market conditions to continue to negatively impact residential lot sales and have an adverse impact on the Company’s results of operations until such time as the residential lot markets improve. Therefore, consistent with current market trends, the Company anticipates residential lot sales for 2008, like those in 2007, will be lower than those the Company experienced in 2006 and 2005, both at consolidated projects and at Temco and CL Realty. The Company cannot currently quantify the effect of the current slowdown on its results of operations for 2008 and forward.

The change in residential lot cost of sales was also partially due to the number of lots sold during the periods and partially to fluctuations in gross profit percentages used to calculate the cost of sales for residential lot sales in certain of the residential developments.

Outparcel Sales and Cost of Sales — Outparcel sales and cost of sales decreased $3.8 million and $3.1 million, respectively, between 2006 and 2007 due to a higher number of outparcels sold in 2006. Sales and cost of sales for outparcels remained relatively flat between 2005 and 2006.

Multi-Family Residential Unit Sales and Cost of Sales.  In 2005, the Company began recognizing revenue and cost of sales for its units at the 905 Juniper condominium project. This project, a 94-unit multi-family residential building in midtown Atlanta, Georgia, was owned in a joint venture, which the Company began consolidating in June 2005. Revenue and cost of sales were recognized using the percentage of completion method as outlined in SFAS No. 66 for certain units which qualified, while other units were accounted for on the completed contract method. The project was completed and all of the units in the 905 Juniper project closed in 2006, which increased sales and cost of sales in 2006 compared to 2005.

Interest and Other.  Interest and other increased $5.1 million between 2007 and 2006, due to an increase in termination fees of $5.2 million between those periods. Interest and other decreased $1.1 million between 2006 and 2005, mainly due to interest income recognized on a note receivable in 2005 which was repaid during late 2005.

General and Administrative Expenses.  General and administrative expenses decreased $782,000 (1%) between 2007 and 2006 as a result of the following:

•	Decrease of $2.2 million in stock-based compensation expense. The Company recognizes compensation expense for restricted stock units based on the current fair market value of its common stock. Decreases in the Company’s stock price during the year resulted in lower compensation expense for 2007;

•	Increase of $1.4 million in salaries, bonus and benefits due to an increase in the number of employees and general salary increases;

•	Decrease of $867,000 in rent expense. In 2007, the Company relocated its corporate headquarters to 191 Peachtree Tower, which is 100% owned by the Company;

•	Increase of approximately $886,000 in professional fees, a large portion of which related to an increase in legal fees. The increased legal fees were related to additional work performed in order to comply with new SEC rules and regulations related to the proxy filing and an increase in legal fees related to potential venture formations and other projects.

General and administrative expenses increased $2.8 million (5%) between 2006 and 2005, as a result of the following:

•	Increase of $3.4 million in salary, bonus and benefits, due mainly to an increase in the number of employees and individual compensation increases;

•	Increase of $3.3 million related to stock options, which the Company began expensing January 1, 2006 in conjunction with the adoption of SFAS 123R;

•	Increase of $3.0 million in restricted stock units (“RSU”) expense, which were granted for the first time in December 2005;

•	Included in the above increases for RSUs and stock options was additional expense totaling $1.2 million, after the effect of capitalization to projects under development, related to the adoption of a retirement feature, which allows for immediate vesting in these instruments upon the meeting of certain requirements. The vesting period for stock options and RSUs also changed for those employees who are estimated to meet the retirement feature in less time than the original vesting period. See Note 6 in Notes to Consolidated Financial Statements included in Item 8 for more information;

•	Increase of $1.0 million related to salary, benefits and other expenses reimbursed by third party and joint venture management contracts;

•	Increase of $4.6 million in capitalized salaries due to a larger number of projects under development between 2006 and 2005;

•	Decrease in charitable contributions of $4.5 million, as the Company contributed this amount in 2005 toward establishment of a charitable foundation.

Depreciation and Amortization.  Depreciation and amortization increased $9.0 million (29%) between 2007 and 2006 and increased $4.6 million (17%) between 2006 and 2005. The 2007 increase was due to the following:

•	Increase of approximately $13.0 million from the openings of San Jose MarketCenter, The Avenue Webb Gin, the two industrial properties, and Terminus 100, and the acquisitions of Cosmopolitan Center and the ownership interests in 191 Peachtree Tower; and

•	Decrease of approximately $4.0 million from the formation of the venture with Prudential.

The 2006 increase was due to the following:

•	Increase of $9.0 million resulting from the openings of King Mill Distribution Park-Building 3A, The Avenue Carriage Crossing, San Jose MarketCenter and The Avenue Webb Gin and the acquisitions of 191 Peachtree Tower and Cosmopolitan Center;

•	Decrease of $3.9 million related to the formation of the venture with Prudential;

•	Decrease of $858,000 at The ACS Center as first generation tenant improvement and leasing costs which were assigned to these assets upon purchase of this property in 1999 are now fully amortized;

•	Decrease of $650,000 from the transfer of 615 Peachtree Street from operating properties to land held for investment or future development.

Interest Expense.  Interest expense decreased $2.3 million (21%) between 2007 and 2006. The changes in interest expense in 2007 were due to the following:

•	Increase of $4.4 million due to higher average borrowings on the Company’s credit and term facilities;

•	Increase of $5.8 million in connection with The ACS Center, Terminus 100, and San Jose MarketCenter mortgage notes executed in 2007;

•	Decrease of $7.4 million related to the repayment of the mortgage note related to the sale of Bank of America Plaza in 2006;

•	Decrease of $1.5 million related to the mortgage assumption for The Avenue East Cobb contribution to the venture with Prudential;

•	Increase of $2.8 million in capitalized interest due to higher weighted average expenditures on development projects.

Interest expense increased $2.0 million (22%) between 2006 and 2005 due to the following:

•	Increase of $5.7 million related to higher average balances outstanding and higher interest rates due to increases in LIBOR on the credit facility during 2006, and from the new construction facility entered into during 2006. The higher average debt balances on the credit facility were a result of more development and acquisition expenditures in 2006 than in 2005, and the result of the Company having a large balance of unexpended cash at the beginning of 2005 from property sales in 2004.

•	Increase of $3.6 million in capitalized interest as a result of the increased development activity in 2006.

Loss on Extinguishment of Debt.  In 2007, the Company charged $446,000 to expense for unamortized loan closing costs related to the termination of its construction facility and a portion of costs related to the amendment of its credit facility (see Note 3 of Notes to the Consolidated Financial Statements).

Loss on extinguishment of debt of $18.2 million in 2006 was comprised of defeasance charges related to the repayment of one note and a mark to market charge on the contribution of another note to a joint venture. CSC Associates, L.P. (“CSC”), of which the Company owns a 50% interest, sold Bank of America Plaza in the third quarter of 2006. This building was encumbered by a mortgage note payable, the proceeds of which had been loaned to the Company and, in turn, the Company was obligated in full on the debt. The Company repaid the debt upon sale of Bank of America Plaza and incurred a loss related to a defeasance fee paid to terminate the note and to the unamortized closing costs totaling approximately $15.4 million. The Company also incurred a loss on extinguishment of debt of approximately $2.8 million related to the assumption of The Avenue East Cobb mortgage note payable by the venture formed with Prudential.

Provision for Income Taxes from Operations.  An income tax provision is recorded for the Company’s taxable subsidiary, CREC, and its consolidated subsidiaries. The income tax provision decreased $8.6 million between 2007 and 2006 to a benefit of $4.4 million, and the provision decreased $3.6 million between 2006 and 2005. The 2007 decrease is due mainly to decreases in taxable income at CREC caused by a reduction of lot and tract sales, both at Company owned projects and joint ventures, and a reduction in the Company’s share of income from TRG Columbus Development Venture, Ltd. (“TRG”), the venture that owns 50 Biscayne. The 2006 decrease was a result of a decrease in taxable income at CREC caused by a reduction in lot and tract sales and to an adjustment to current and deferred income tax liabilities (See Note 14 of Notes to Consolidated Financial Statements).

Income from Unconsolidated Joint Ventures.  (All amounts reflect the Company’s share of joint venture income.) Income from unconsolidated joint ventures decreased $167.0 million between 2007 and 2006 and increased $132.1 million between 2006 and 2005. A detailed discussion by venture follows:

•	Income from CSC decreased approximately $142.1 million in 2007 compared to 2006 and increased approximately $131.1 million in 2006 compared to 2005 due to the sale of Bank of America Plaza, the single asset of this venture, in September 2006. The Company recognized a gain of approximately $133 million from this sale in the third quarter of 2006.

•	Income from TRG decreased approximately $10.5 million between 2007 and 2006. TRG recognizes income on its condominium units under contract for sale using the percentage of completion method of accounting. In October 2007, TRG began closing units under contract and, as of December 31, 2007, 280 of the 529 units at the 50 Biscayne project have closed. However, given the current market for condominium units in the Miami area and the overall current condition of the credit markets for financing the purchase of condominiums, some of the contracts are in default and management believes that some of the units in default and potentially other units may not ultimately close. Accordingly, TRG recorded adjustments to decrease revenue for units that management estimates may not close. Therefore, income from TRG decreased in 2007. Income from TRG increased approximately $3.7 million from 2006 to 2005 due to a higher percentage of completion on the project.

•	Income from Temco decreased approximately $7.2 million between 2007 and 2006, due to the sale of 855 acres of land at the venture’s Seven Hills project in the first quarter of 2006, which generated a gain of $3.2 million, and to a decrease in the number of lots sold from 477 in 2006 to 75 in 2007. Income from Temco increased $3.5 million between 2006 and 2005. The primary reason for the changes between periods is the result of tract sales activities as the number of lots sold by Temco remained consistent. Temco sold tracts totaling 1,088 and 212 acres of land during 2006 and 2005, respectively, which accounted for the increase. See additional discussion in the Residential Lot and Outparcel Sales and Cost of Sales section above.

•	Income from CL Realty decreased approximately $5.5 million between 2007 and 2006, and $2.4 million between 2006 and 2005, due to a decrease in the number of lots sold. See additional discussion in the Residential Lot and Outparcel Sales and Cost of Sales section above.

•	Income from Brad Cous Golf Venture, Ltd. decreased approximately $1.1 million from 2007 to 2006 due to the gain on sale from the Shops of World Golf Village, an 80,000 square foot retail project which this venture owned.

•	Income from the venture with Prudential formed in 2006 decreased approximately $583,000 between 2007 and 2006 and increased approximately $1.8 million between 2006 and 2005. The 2007 decrease is due to the change in the Company’s ownership percentage from approximately 51% at venture formation in June 2006 to its current ownership percentage of 11.5%.

•	Income from Deerfield Towne Center, LLC, (“Deerfield”) decreased approximately $5.3 million between 2006 and 2005. The Company had a 10% profits interest in Deerfield and neither made nor was obligated to make any capital contributions to the entity. The Company obtained this interest through a predevelopment and leasing arrangement and recognized income as distributions were received. Deerfield sold its operating retail center in 2005 and distributed the proceeds, thus accounting for the income recognition by the Company in 2005. No significant income or loss was recognized in 2006.

•	Income from 285 Venture, LLC (“285 Venture”) decreased approximately $1.4 million between 2006 and 2005. In 2005, 285 Venture sold 1155 Perimeter Center West, the single asset of the venture, and the

Company recognized a gain of approximately $1.6 million on the sale. No significant income or loss was recognized in 2006.

Gain on Sale of Investment Properties.  Gain on sale of investment properties, net of applicable income tax provision, was $5.5 million, $3.0 million and $15.7 million in 2007, 2006 and 2005, respectively.

The 2007 gain included the following:

•	Sale of undeveloped land near the Company’s Avenue Carriage Crossing project — $4.4 million;

•	Sale of undeveloped land in the Company’s Jefferson Mill project — $0.6 million;

•	Recognition of a portion of the deferred gain at CP Venture, LLC (“CPV”), related to the sale of Mansell Crossing, plus recurring amortization of deferred gain — $0.5 million. (See Note 4 of Notes to the Consolidated Financial Statements.)

The 2006 gain included the following:

•	The sale of undeveloped land at The Lakes of Cedar Grove residential development — $0.2 million;

•	The sale of undeveloped land at the North Point/Westside mixed use project — $2.3 million;

•	The recurring amortization of deferred gain from CPV — $0.5 million.

The 2005 gain included the following:

•	The sale of undeveloped land at The Lakes of Cedar Grove residential development — $1.2 million;

•	The sale of undeveloped land at the North Point/Westside mixed use project — $4.4 million;

•	The sale of Company-owned land at Wildwood — $9.8 million;

•	The recurring amortization of deferred gain from CPV — $0.3 million.

Discontinued Operations.  SFAS No. 144 requires that certain office buildings and retail centers that were sold or plan to be sold be treated as discontinued operations and that the results of their operations and any gains on sales from these properties be shown as a separate component of income in the Consolidated Statements of Income for all periods presented. The differences between the 2005, 2006 and 2007 amounts are due to the number and type of properties included as discontinued operations in each year. The properties that qualified as discontinued operations were as follows:

2007

•	3301 Windy Ridge Parkway

•	North Point Ground Leases — 5 parcels

2006

•	Frost Bank Tower

•	The Avenue of the Peninsula

•	North Point Ground Leases — 7 parcels

2005

•	Hanover Square South

Stock-Based Compensation.  The Company adopted SFAS No. 123R, “Share-Based Payment,” on January 1, 2006 utilizing the modified prospective method. This standard requires that companies recognize compensation expense in the statement of income for the grant-date fair value of share-based awards that vest during the period. The Company calculates the grant-date fair value of its awards using the Black-Scholes model, which it also utilized under SFAS No. 123 in its pro forma disclosures for periods prior to 2006. Assumptions used under SFAS No. 123 are not materially different from those used under SFAS No. 123R. The adoption of SFAS No. 123R reduced 2007 and 2006 net income by approximately $2.1 million and $2.4 million, respectively, after accounting for the effect of capitalizing salaries and related benefits of certain development and leasing personnel to projects under development and after the effect of income taxes. The total unrecognized compensation cost related to all non-vested share-based payment arrangements was $16.8 million at December 31, 2007, which will be recognized over a weighted average period of 2.0 years.

Funds From Operations.  The table below shows Funds From Operations Available to Common Stockholders (“FFO”) and the related reconciliation to net income available to common stockholders for the Company. The Company calculated FFO in accordance with the National Association of Real Estate Investment Trusts’ (“NAREIT”) definition, which is net income available to common stockholders (computed in accordance with accounting principles generally accepted in the United States of America (“GAAP”)), excluding extraordinary items, cumulative effect of change in accounting principle and gains or losses from sales of depreciable property, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures to reflect FFO on the same basis. In 2005, the Company included $5.0 million in income from a real estate venture related to the sale of real estate in its NAREIT-defined calculation of FFO. The Company included this amount in FFO because, based on the nature of the investment, the Company believes this income should not be considered gain on the sale of depreciable property. The Company presented the NAREIT-defined calculation and also presented an adjusted NAREIT-defined calculation of FFO to add back the losses on extinguishment of debt recognized in 2006 in connection with the venture formation in June 2006 with Prudential and the sale of Bank of America Plaza in September 2006. The Company presented this additional measure of FFO because the losses on extinguishment of debt that the Company recognized related to a sale or an exchange of depreciable real estate, and all other amounts related to a sale or an exchange of depreciable real estate are excluded from FFO.

FFO is used by industry analysts and investors as a supplemental measure of an equity REIT’s operating performance. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, many industry investors and analysts have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. Thus, NAREIT created FFO as a supplemental measure of REIT operating performance that excludes historical cost depreciation, among other items, from GAAP net income. The use of FFO, combined with the required primary GAAP presentations, has been fundamentally beneficial, improving the understanding of operating results of REITs among the investing public and making comparisons of REIT operating results more meaningful. Company management evaluates the operating performance of its reportable segments and of its divisions based on FFO. Additionally, the Company uses FFO and FFO per share, along with other measures, to assess performance in connection with evaluating and granting incentive compensation to its officers and key employees. The reconciliation of net income available to common stockholders to funds from operations, both NAREIT — defined and as-adjusted, is as follows for the years ended December 31, 2007, 2006 and 2005 (in thousands):

	Years Ended December 31,
	2007	2006	2005

Net Income Available to Common Stockholders	$17,672	$217,441	$34,491
Depreciation and amortization:
Consolidated properties	40,490	31,504	26,950
Discontinued properties	152	12,186	9,636
Share of unconsolidated joint ventures	4,576	8,831	8,920
Depreciation of furniture, fixtures and equipment and amortization of specifically identifiable intangible assets:
Consolidated properties	(2,793)	(2,911)	(2,951)
Share of unconsolidated joint ventures	(5)	(12)	(78)
Gain on sale of investment properties, net of applicable income tax provision:
Consolidated properties	(5,535)	(3,012)	(15,733)
Discontinued properties	(18,095)	(86,495)	(1,037)
Share of unconsolidated joint ventures	(1,186)	(135,618)	(1,935)
Gain on sale of undepreciated investment properties	13,161	14,348	15,483

Funds From Operations Available to Common Stockholders	48,437	56,262	73,746
Certain losses on extinguishment of debt	—	18,207	—

Funds From Operations Available to Common Stockholders, Excluding Certain Losses on Extinguishment of Debt	$48,437	$74,469	$73,746

Weighted Average Shares	51,705	50,655	49,989

Diluted Weighted Average Shares	52,932	52,513	51,747

Liquidity and Capital Resources.

General.

The Company had a number of projects in its development pipeline at December 31, 2007 which will require funding in future periods. The Company has two existing office buildings included in operating properties on its Consolidated Balance Sheet that will require capital to effect leasing and redevelopment activities. The Company also has a large amount of undeveloped land, both consolidated and at unconsolidated joint ventures, which may progress into development projects in 2008 or 2009. Additionally, the Company and its joint ventures sold a significant number of operating properties in the last several years, some of which have been replaced by the completion of properties previously under development. Management may secure additional capital in 2008 through one or more of the following alternatives: additional borrowings, formations of joint ventures, capital transactions, and the selective and strategic sale of mature operating properties or parcels of land held for investment. The financial condition of the Company is discussed in further detail below.

Contractual Obligations and Commitments.

At December 31, 2007, the Company was subject to the following contractual obligations and commitments ($ in thousands):

		Less than			After
	Total	1 Year	1-3 Years	3-5 Years	5 years

Contractual Obligations:
Company long-term debt:
Unsecured notes payable and construction loans	$160,255	$2,972	$4,683	$152,600	$—
Mortgage notes payable	515,934	10,582	109,226	246,233	149,893
Interest commitments under notes payable(1)	225,993	41,748	80,769	60,335	43,141
Operating leases (ground leases)	15,253	92	191	201	14,769
Operating leases (offices)	1,211	522	566	112	11

Total Contractual Obligations	$918,646	$55,916	$195,435	$459,481	$207,814

Commitments:
Letters of credit	$14,725	$14,725	$—	$—	$—
Performance bonds	19,443	18,518	925	—	—
Estimated development commitments	323,131	208,858	114,273	—	—
Unfunded tenant improvements	14,030	14,030	—	—	—

Total Commitments	$371,329	$256,131	$115,198	$—	$—

(1)	Interest on variable rate obligations is based on rates effective as of December 31, 2007.

Indebtedness

For the near term, the Company expects indebtedness to be the primary funding source for its contractual obligations and commitments. During 2007, the Company implemented steps to create additional borrowing capacity to fund its contractual obligations and commitments. These included recasting its credit facility, refinancing a maturing mortgage loan and closing three new mortgage loans, as more fully discussed below.

Credit Facilities

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

Under the Term Facility, the Company’s intends to elect the LIBOR option throughout the term of the agreement, and the interest rate equals the current LIBOR rate plus the applicable spread, as defined. As of December 31, 2007, the amount outstanding under the Term Facility was $100 million, and the spread over LIBOR was 0.80%. Interest on the Term Facility is due periodically as defined by the New Facility.

On August 17, 2007, the Company entered into an interest rate swap agreement with a notional amount of $100 million in order to manage its interest rate risk associated with the Term Facility. This swap was designated as a cash flow hedge against the Term Facility and effectively fixes the underlying LIBOR rate of the Term Facility at 5.01%. Payments made or received under the interest rate swap agreement are recorded in interest expense on the consolidated statements of income. The Company is not utilizing the “shortcut method” of accounting for this instrument and is following the hypothetical derivative method as outlined in the Derivative Implementation Group’s No. G7, “Cash Flow Hedges: Measuring the Ineffectiveness of a Cash Flow Hedge under Paragraph 30(b) when the Shortcut Method is not Applied.” The fair value of the interest rate swap agreement at December 31, 2007 was a liability of approximately $4.2 million and is recorded in accrued liabilities on the Consolidated Balance Sheet. The change in value of the interest rate swap agreement is recorded in Other Comprehensive Income, which the Company has included in the Stockholder’s Investment section on its Consolidated Balance Sheet. Ineffectiveness is analyzed on a quarterly basis and any ineffectiveness is recorded in the Consolidated Statements of Income. There was no ineffectiveness in 2007 related to the interest rate swap.

As of December 31, 2007, the Company had $52.6 million drawn on its $500 million New Revolver. The amount available under the New Revolver is reduced by outstanding letters of credit, which were approximately $14.7 million at December 31, 2007. The Company’s interest rate on the New Revolver is variable based on LIBOR plus a spread based on certain of the Company’s ratios and other factors, and is due periodically as defined by the New Revolver. As of December 31, 2007, the spread over LIBOR for the New Revolver was 0.85%.

The American Cancer Society Center Mortgage Loan

In August 2007, a wholly-owned subsidiary of the Company, 250 Williams Street LLC, executed a loan agreement with J.P. Morgan Chase Bank, N.A (the “ACS Loan”). This loan is non-recourse to the Company, subject to customary non-recourse “carve-outs,” and is collateralized by The American Cancer Society Center (“The ACS Center,” formerly Inforum), a 993,000 square foot office building in downtown Atlanta, Georgia. The principal amount of the ACS Loan is $136 million, with an interest rate of 6.4515% and a maturity of September 1, 2017. Payments are due monthly under the ACS Loan, with interest only due through September 1, 2011. Principal and interest are due monthly thereafter based on a 30-year amortization schedule. 250 Williams Street LLC is a special-purpose entity whose purpose is to own and operate The ACS Center. The real estate and other assets of The ACS Center are restricted under the ACS Loan agreement in that they are not available to settle other debts of the Company. However, provided that the ACS Loan has not incurred an uncured event of default, as defined in the loan agreement, the cash flows from 250 Williams Street LLC, after payments of debt service, operating expenses and reserves, are available for distribution to the Company.

Terminus 100 Mortgage Loan

In October 2007, 3280 Peachtree I LLC, a wholly-owned subsidiary of the Company, executed a loan agreement with The Northwestern Mutual Life Insurance Company. This loan is non-recourse to the Company, subject to customary non-recourse “carve-outs,” with the exception of a $5 million loan repayment guarantee by the Company, which will be released if certain conditions at the underlying property are met. The loan is collateralized by Terminus 100, a 656,000 square foot office building in the Buckhead district of Atlanta, Georgia. The principal amount of the loan is $180 million, with an interest rate of 6.13% and a maturity of October 1, 2012. Interest is due monthly throughout the loan, with the principal balance due at maturity.

San Jose MarketCenter Mortgage Loan

In November 2007, Cousins San Jose MarketCenter, LLC (“San Jose”), a wholly-owed subsidiary of the Company, executed a loan agreement with Union Labor Life Insurance Company of America. This loan is non-recourse to the Company, subject to customary non-recourse “carve-outs,” and is collateralized by San Jose MarketCenter, a 357,000 square foot retail center in San Jose, California, of which the Company owns 214,000 square feet. San Jose cannot guarantee the debt of any other entity, including the Company. The principal amount of the loan is $83.3 million, with an interest rate of 5.6% and a maturity of December 1, 2010. Interest is due monthly throughout the loan.

100/200 North Point Center East Mortgage Loan

On June 1, 2007, the Company refinanced its non-recourse mortgage note payable secured by the 100 and 200 North Point Center East office buildings. The new $25 million non-recourse mortgage note payable has an interest rate of 5.39% and is interest only until July 2010. The note matures June 1, 2012. This note replaced the former non-recourse mortgage note payable on these properties, which was due to mature on August 1, 2007 and had an interest rate of 7.86%.

Additional Financial Condition Information

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

As of December 31, 2007, the weighted average interest rate on the Company’s consolidated debt was 6.17%, and the Company’s consolidated debt to total market capitalization ratio was 34%.

Cash Flows from Operating Activities.  Cash flows provided by operating activities decreased $217.9 million between 2007 and 2006. The primary reason for the decrease was lower cash flows from certain properties which were sold or contributed to ventures in 2006. These decreases were partially offset by cash flows from the 2006 acquisition of 191 Peachtree Tower and the 2007 sale of land adjacent to The Avenue Carriage Crossing. In addition, the Company realized lower cash flows from sales of consolidated multi-family and residential projects as a result of the completion of the 905 Juniper project in 2006. The Company began construction of another multi-family project in the second quarter of 2007, 10 Terminus Place, thereby increasing multi-family development and acquisition expenditures, but none of these unit sales have closed,. Cash flows provided by operating activities increased approximately $169.2 million between 2006 and 2005. Approximately $133.8 million of the increase related to the receipt of proceeds, to the extent of cumulative earnings, from CSC related to the sale of Bank of America Plaza. The other significant reason for this increase was approximately $34.9 million in cash received from the closing of units in the 905 Juniper multi-family residential project during 2006. Changes in accounts payable and accrued liabilities caused operating cash to increase by approximately $5.4 million, mainly due to the timing of the payment of property taxes. Cash flows from operating activities also increased as a result of net cash provided by recently developed income producing properties net of a reduction in such revenue as a result of the contribution of certain retail properties to CPV IV and the sale of other properties. Partially offsetting the increase was a decrease in cash received from residential lot and outparcel sales and an increase in expenditures for multi-family development due to the aforementioned 905 Juniper project.

Cash Flows from Investing Activities.  Cash flows from investing activities decreased $426.5 million between 2007 and 2006. Proceeds from investment property sales were higher in 2006 due to the sale of Frost Bank Tower, and proceeds from venture formation were higher due to the venture formed with Prudential in June 2006. Property acquisition and development expenditures were lower in the 2007 period primarily due to the 2006 purchases of Cosmopolitan Center for $12.5 million and the Company’s remaining interest in 191 Peachtree Tower for $153.2 million. Also, distributions from unconsolidated joint ventures in excess of income decreased approximately $72.3 million mainly due to 2006 distributions from CSC related to proceeds from the sale of Bank of America Plaza.

Cash flows from investing activities increased approximately $393.3 million between 2006 and 2005. Of this increase, approximately $297.3 million represents proceeds received from the 2006 venture formed with Prudential (“CPV IV”) and approximately $263.6 represents higher proceeds received in 2006 compared to 2005 from the 2006 sales of Frost Bank Tower, The Avenue of the Peninsula and seven ground leased sites at the Company’s North Point property. In addition, distributions in excess of income from unconsolidated joint ventures were approximately $57.5 million higher during 2006 mainly due to distributions from CSC Associates related to the sale of Bank of America Plaza. Offsetting these increases was the purchase of Cosmopolitan Center and 191 Peachtree in

2006; an increase in land acquisitions related to the Company’s second industrial project in Jackson County, Georgia and land in Austin, Texas for the Palisades West office development; and increased development expenditures for projects under construction. Also partially offsetting the increases in cash flows from investing activities in 2006 was approximately $24.1 million more expenditures for other assets, mainly due to increased predevelopment expenditures in 2006.

Cash Flows from Financing Activities.  Cash flows from financing activities increased $648.5 million between 2007 and 2006. Borrowings increased in 2007 primarily from the closings of the $136.0 million mortgage loan collateralized by The ACS Center, the $180 million Terminus 100 mortgage note, and the $83.3 million San Jose mortgage loan. In addition, repayments in 2007 decreased due to the repayment of the note payable related to CSC in 2006. This increase was partially offset by the increase in repayments under the Company’s credit facilities due to increased proceeds from the closings of the loans discussed above. Partially offsetting the increase was the repurchase of $21.9 million in 2007 of Company common stock pursuant to the program approved by the Board of Directors in May 2006, compared to no repurchases in 2006.

Cash flows from financing activities decreased approximately $480.1 million between 2006 and 2005. The primary reason for the decrease was a reduction in indebtedness of $278.2 million with proceeds from the property sales and the formation of CPV IV and from the repayment of the note payable related to CSC. In addition, the Company paid $15.4 million in defeasance costs associated with the Bank of America Plaza sale. The Company also paid $21.2 million to minority partners during 2006 mainly related to the formation of CPV IV, the sale of Frost Bank Tower and the closing of units at 905 Juniper. Also during 2006, the Company paid $177.0 million more in common and preferred dividends, mainly due to the special dividend to common stockholders of $175.5 million paid in the fourth quarter of 2006, which distributed tax gains from the property sales discussed above. Also contributing to the decrease in net cash provided by financing activities was the repayment in 2006 of the 905 Juniper construction loan.

Dividends.  During 2007, the Company paid common and preferred dividends of $92.0 million which it funded with cash provided by operating activities, distributions from joint ventures, proceeds from investment property transactions that included sales and venture formation, and proceeds from indebtedness. During 2006 and 2005, the Company paid common and preferred dividends of $266.2 million and $89.3 million, respectively, which it funded with cash provided by operating activities and investment property sales. For the foreseeable future, the Company intends to fund its quarterly distributions to common and preferred stockholders with cash provided by operating activities, proceeds from investment property sales, distributions from unconsolidated joint ventures in excess of income and indebtedness, if necessary.

Future Capital Requirements

The Company may also generate capital through the issuance of securities that includes, but is not limited to, preferred stock under an existing shelf registration statement. As of December 31, 2007, the Company had approximately $100 million available for issuance under this registration statement.

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

Effects of Inflation.

The Company attempts to minimize the effects of inflation on income from operating properties by providing periodic fixed-rent increases or increases based on the Consumer Price Index and/or pass-through of certain operating expenses of properties to tenants or, in certain circumstances, rents tied to tenants’ sales.

Other Matters.

The events of September 11, 2001 adversely affected the pricing and availability of property insurance. In particular, premiums increased and terrorism insurance coverage became harder to obtain. The availability of coverage has improved and, at this time, management believes that the Company and its unconsolidated joint ventures are adequately insured on all of their assets. While the Company’s cost of property insurance coverage has increased, management believes the costs are currently reasonable and should not have a material impact on the Company’s financial condition or results of operations in 2008. There can be no assurance that this situation will continue beyond 2008.

Off Balance Sheet Arrangements.

The Company has a number of off balance sheet joint ventures with varying structures, as described in Note 5 in the accompanying financial statements. At December 31, 2007, the Company’s unconsolidated joint ventures had aggregate outstanding indebtedness to third parties of approximately $391.8 million of which the Company’s share was $170.2 million. These loans are generally mortgage or construction loans most of which are non-recourse to the Company. In certain instances, the Company provides “non-recourse carve-out guarantees” on these non-recourse loans. The unconsolidated joint ventures also had performance bonds which the Company guarantees totaling approximately $1.4 million at December 31, 2007.

One of the Company’s ventures, CF Murfreesboro, which is constructing a retail center, has a $131 million construction loan that matures on July 20, 2010, of which the venture has drawn approximately $88.1 million. The retail center under construction serves as primary collateral against the loan. In addition, the Company has a 20% repayment guarantee ($26.2 million) that reduces to 12.5% ($16.4 million) when certain leasing and financial performance criteria are met. The criteria have not been met as of December 31, 2007. At December 31, 2007, the Company had recorded a liability of $262,000 related to this guarantee.

Another venture of the Company, Terminus 200 LLC (“T200”) was formed in December 2007 for the purpose of developing and owning an office building, along with ancillary retail and commercial space in the Terminus project in Atlanta, Georgia. T200 entered into a Building Loan Agreement with Wells Fargo Bank, N.A, as administrative agent for a group of other banks. The loan, with a maximum borrowing amount of $138 million, will mature in 2011 with interest at LIBOR plus 1.65%, and will fund the construction of T200. The repayment of the loan, plus interest and expenses, is guaranteed equally by the two partners, limited to a principal amount of $17.25 million each. At December 31, 2007, the Company had recorded a liability $173,000 related to this guarantee. The Company also has a completion guarantee under the loan, for which the liability was estimated to be nominal. In addition, the Company is required to fund construction costs of T200 for amounts over certain limits, which it has determined is not probable and the fair value of this guarantee is nominal.

A third venture of the Company, Glenmore Garden Villas, LLC (“Glenmore”) was also formed in 2007 to develop a townhome project in Charlotte, North Carolina. Glenmore entered into two notes with a maximum available of $13.5 million. Each of the two partners in Glenmore guarantee 50% of the payment of principal and interest on the loans described above, which totals a maximum liability to each partner of $6.75 million. The fair value of this guarantee has been determined to be nominal.

Several of the remaining ventures are involved in the active acquisition and development of real estate. As capital is required to fund the acquisition and development of this real estate, the Company intends to fund its share of the costs not funded by operations or outside financing. Based on the nature of the activities conducted in these ventures, management cannot estimate with any degree of accuracy amounts that the Company may be required to fund in the short or long-term. However, management does not believe that additional funding of these ventures will have a material adverse effect on its financial condition or results of operations.

Item 7A.	Quantitative and Qualitative Disclosure about Market Risk

Much of the Company’s debt obligations have fixed interest rates which limit the risk of fluctuating interest rates. The Company is exposed to the impact of interest rate changes through its variable rate credit and construction facilities. At December 31, 2007, there was $523.6 million of fixed rate debt at a weighted average interest rate of 6.12% compared to $122.2 million at a rate of 7.32% at December 31, 2006. The Company entered into several fixed rate, non-recourse mortgages in 2007, as described above. As of December 31, 2007, there was $152.6 million of variable rate debt at a weighted average interest rate of 5.69% compared to $192.9 million at a rate of 6.12% at December 31, 2006. In 2007, the Company amended its credit facility, terminated its construction facility and entered into a new Term Facility. In addition, the Company mitigated its interest rate risk under the Term Facility by entering into an interest rate swap to fix this facility’s base rate of LIBOR at 5.01%. Based on the Company’s variable rate debt balances as of December 31, 2007, interest expense, before capitalization to projects under development, would have increased by approximately $1.5 million in 2007 if short-term interest rates had been 1% higher.

The following table summarizes the Company’s market risk associated with notes payable as of December 31, 2007. The information presented below should be read in conjunction with Note 3 of the consolidated financial statements included in this Annual Report on Form 10-K. The Company did not have a significant level of notes receivable at either December 31, 2007 or 2006, and the table does not include information related to notes receivable. The table presents scheduled principal repayments and related weighted average interest rates by expected year of maturity as of December 31, 2007.

	Expected Year of Maturity
	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value
	($ in thousands)

Notes Payable:
Fixed Rate	$13,554	$6,611	$107,298	$39,864	$206,369	$149,893	$523,589	$528,303
Average Interest Rate	6.15%	6.12%	6.20%	6.30%	6.04%	5.69%	6.12%
Variable Rate	$—	$—	$—	$52,600	$100,000	$—	$152,600	$152,600
Average Interest Rate(1)	—	—	—	5.55%	5.81%	—	5.69%

(1)	Interest rates on variable rate notes payable are equal to the variable rates in effect on December 31, 2007.

Item 8.	Financial Statements and Supplementary Data

The Consolidated Financial Statements, Notes to Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm are incorporated herein on pages F-1 through F-45.

Certain components of quarterly net income (loss) available to common stockholders disclosed below differ from those as reported on the Company’s respective quarterly reports on Form 10-Q. As discussed in Notes 2 and 8 to the Consolidated Financial Statements, gains and losses from the disposition of certain real estate assets and the related historical operating results were reclassified as Discontinued Operations for all periods presented. The following Selected Quarterly Financial Information (Unaudited) for the years ended December 31, 2007 and 2006 should be read in conjunction with the Consolidated Financial Statements and notes thereto included herein ($ in thousands, except per share amounts):

	Quarters
	First	Second	Third	Fourth
	(Unaudited)

2007:
Revenues	$37,289	$37,668	$46,187	$44,237
Income (loss) from unconsolidated joint ventures	3,708	4,101	(898)	(815)
Gain on sale of investment properties, net of applicable income tax provision	4,440	62	355	678
Income (loss) from continuing operations	9,972	4,023	1,758	(1,239)
Discontinued operations	8,248	184	9,903	73
Net income (loss)	18,220	4,207	11,661	(1,166)
Net income (loss) available to common stockholders	14,407	395	7,849	(4,979)
Basic income (loss) from continuing operations per common share	0.12	0.01	(0.04)	(0.10)
Basic net income (loss) per common share	0.28	0.01	0.15	(0.10)
Diluted income (loss) from continuing operations per common share	0.11	0.01	(0.04)	(0.10)
Diluted net income (loss) per common share	0.27	0.01	0.15	(0.10)

	Quarters
	First	Second	Third	Fourth
	(Unaudited)

2006:
Revenues	$42,099	$49,690	$32,803	$41,660
Income from unconsolidated joint ventures	12,123	8,404	142,355	10,201
Gain on sale of investment properties, net of applicable income tax provision	805	61	244	1,902
Income from continuing operations	9,370	2,404	123,565	9,057
Discontinued operations	2,838	(2,075)	54,702	32,830
Net income	12,208	329	178,267	41,887
Net income (loss) available to common stockholders	8,395	(3,483)	174,455	38,074
Basic income (loss) from continuing operations per common share	0.11	(0.03)	2.37	0.10
Basic net income (loss) per common share	0.17	(0.07)	3.45	0.74
Diluted income (loss) from continuing operations per common share	0.11	(0.03)	2.28	0.10
Diluted net income (loss) per common share	0.16	(0.07)	3.33	0.72

Note:  The above per share quarterly information may not sum to full year per share information due to rounding.

Other financial statements and financial statement schedules required under Regulation S-X are filed pursuant to Item 15 of Part IV of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

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

Management, under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. The framework on which the assessment was based is described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, we concluded that we maintained effective internal control over financial reporting as of December 31, 2007.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Cousins Properties Incorporated:

We have audited the internal control over financial reporting of Cousins Properties Incorporated and subsidiaries as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, including the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2007 of the Company and our report dated February 26, 2008 expressed an unqualified opinion on those financial statements and financial statement schedule and includes explanatory paragraphs relating to the adoption of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, and the adoption of SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.

Atlanta, Georgia
February 26, 2008

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Items 401 and 405 of Regulation S-K is presented in Item X in Part I above and is included under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement relating to the 2008 Annual Meeting of the Registrant’s Stockholders, and is incorporated herein by reference. The Company has a Code of Business Conduct and Ethics (the “Code”) applicable to its Board of Directors and all of its employees. The Code is publicly available on the “Investor Relations” page of its Web site at www.cousinsproperties.com. Section 1 of the Code applies to the Company’s senior executive and financial officers and is a “code of ethics” as defined by applicable SEC rules and regulations. If the Company makes any amendments to the Code other than technical, administrative or other non-substantive amendments, or grants any waivers, including implicit waivers, from a provision of the Code to the Company’s senior executive or financial officers, the Company will disclose on its Web site the nature of the amendment or waiver, its effective date and to whom it applies. The Company did make an amendment to its Code in 2007, as noted on its Web site.

Item 11.	Executive Compensation

The information under the captions “Executive Compensation” (other than the Committee Report on Compensation) and “Compensation of Directors” in the Proxy Statement relating to the 2008 Annual Meeting of the Registrant’s Stockholders is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information under the captions “Beneficial Ownership of Common Stock” and “Equity Compensation Plan Information” in the Proxy Statement relating to the 2008 Annual Meeting of the Registrant’s Stockholders is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information under the caption “Certain Transactions” in the Proxy Statement relating to the 2008 Annual Meeting of the Registrant’s Stockholders is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information under the caption “Summary of Fees to Independent Registered Public Accounting Firm for Fiscal 2007 and 2006” in the Proxy Statement relating to the 2008 Annual Meeting of the Registrant’s Stockholders is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) 1. Financial Statements

A. The following Consolidated Financial Statements of the Registrant, together with the applicable Report of Independent Registered Public Accounting Firm, are filed as a part of this report:

2. Financial Statement Schedule

The following financial statement schedule for the Registrant is filed as a part of this report:

Page Numbers

A.	Schedule III- Real Estate and Accumulated Depreciation — December 31, 2007	S-1 through S-6

NOTE:  Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

(b) Exhibits

3.1	Restated and Amended Articles of Incorporation of the Registrant, as amended August 9, 1999, filed as Exhibit 3.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference.
3.1.1	Articles of Amendment to Restated and Amended Articles of Incorporation of the Registrant, as amended December 15, 2004, filed as Exhibit 3(a)(i) to the Registrant’s Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.
3.2	Bylaws of the Registrant, as amended August 14, 2007, filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on August 16, 2007, and incorporated herein by reference.
4(a)	Dividend Reinvestment Plan as restated as of March 27, 1995, filed in the Registrant’s Form S-3 dated March 27, 1995, and incorporated herein by reference.
10(a)(i)*	Cousins Properties Incorporated 1989 Stock Option Plan, as renamed the 1995 Stock Incentive Plan and approved by the Stockholders on May 6, 1996, filed as Exhibit 4.1 to the Registrant’s Form S-8 dated December 1, 2004, and incorporated herein by reference.
10(a)(ii)*	Cousins Properties Incorporated 1999 Incentive Stock Plan, as amended and restated, approved by the Stockholders on May 14, 2007, filed as Annex B to the Registrant’s Proxy Statement dated April 13, 2007, and incorporated herein by reference.
10(a)(iii)*	Cousins Properties Incorporated 2005 Restricted Stock Unit Plan, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 9, 2005, and incorporated herein by reference.
10(a)(iv)*	Amendment No. 1 to Cousins Properties Incorporated 2005 Restricted Stock Unit Plan, filed as Exhibit 10(a)(iii) to the Registrant’s Form 10-Q for the quarter ended March 31, 2006, and incorporated herein by reference.
10(a)(v)*	Form of Restricted Stock Unit Certificate (with Performance Criteria), filed as Exhibit 10(a)(iv) to the Registrant’s Form 10-Q for the quarter ended March 31, 2006, and incorporated herein by reference.
10(a)(vi)*†	Cousins Properties Incorporated 1999 Incentive Stock Plan -- Form of Key Employee Non-Incentive Stock Option and Stock Appreciation Right Certificate, amended effective December 6, 2007.
10(a)(vii)*†	Cousins Properties Incorporated 1999 Incentive Stock Plan -- Form of Key Employee Incentive Stock Option and Stock Appreciation Right Certificate, amended effective December 6, 2007.

10(a)(viii)*	Cousins Properties Incorporated 2005 Restricted Stock Unit Plan -- Form of Restricted Stock Unit Certificate, filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated December 11, 2006, and incorporated herein by reference.
10(a)(ix)*	Amendment No. 2 to the Cousins Properties Incorporated 2005 Restricted Stock Unit Plan, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 18, 2006, and incorporated herein by reference.
10(a)(x)*	Cousins Properties Incorporated 2005 Restricted Stock Unit Plan -- Form of Restricted Stock Unit Certificate for Directors, filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on August 18, 2006, and incorporated herein by reference.
10(a)(xi)*	Form of Change in Control Severance Agreement, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 31, 2007, and incorporated herein by reference.
10(b)(i)*	Cousins Properties Incorporated Profit Sharing Plan, as amended and restated effective as of January 1, 2002, filed as Exhibit 10(b)(i) to the Registrant’s Form 10-K for the year ended December 31, 2002, and incorporated herein by reference.
10(b)(ii)*	Cousins Properties Incorporated Profit Sharing Trust Agreement effective as of January 1, 1991, filed as Exhibit 10(b)(ii) to the Registrant’s Form 10-K for the year ended December 31, 2002, and incorporated herein by reference.
10(c)*	Cousins Properties Incorporated Stock Plan for Outside Directors, as approved by the Stockholders on April 29, 1997, filed as Exhibit 10(d) to the Registrant’s Form 10-K for the year ended December 31, 2002, and incorporated herein by reference.
10(d)	Amended and Restated Credit Agreement, dated as of August 29, 2007, among Cousins Properties Incorporated as the Principal Borrower (and the Borrower Parties, as defined, and the Guarantors, as defined); Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer; Banc of America Securities LLC as Sole Lead Arranger and Sole Book Manager; Eurohypo AG, as Syndication Agent; PNC Bank, N. A., Wachovia Bank, N. A., and Wells Fargo Bank, as Documentation Agents; Norddeutsche Landesbank Girozentrale, as Managing Agent; Aareal Bank AG, Charter One Bank, N.A., and Regions Bank, as Co-Agents; and the Other Lenders Party Hereto, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 30, 2007, and incorporated herein by reference.
10(e)	Loan Agreement dated as of August 31, 2007, between Cousins Properties Incorporated, a Georgia corporation, as Borrower and JP Morgan Chase Bank, N.A., a banking association chartered under the laws of the United States of America, as Lender, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 7, 2007, and incorporated herein by reference.
10(f)	Loan Agreement dated as of October 16, 2007, between 3280 Peachtree I LLC, a Georgia limited liability corporation, as Borrower and The Northwestern Mutual Life Insurance Company, as Lender, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed October 17, 2007, and incorporated herein by reference.
10(g)	Contribution and Formation Agreement between Cousins Properties Incorporated, CP Venture Three LLC and The Prudential Insurance Company of America, including Exhibit U thereto, filed as Exhibit 10.1 to the Registrant’s Form 8-K filed on May 4, 2006, and incorporated herein by reference.
10(h)	Form of Indemnification Agreement, filed as Exhibit 10.1 to the Registrant’s Form 8-K dated June 18, 2007, and incorporated herein by reference.
11	Computation of Per Share Earnings. Data required by SFAS No. 128, “Earnings Per Share,” is provided in Note 2 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K and incorporated herein by reference.
12†	Statement Regarding Computation of Earnings to Combined Fixed Charges and Preferred Dividends.
21†	Subsidiaries of the Registrant.
23†	Consent of Independent Registered Public Accounting Firm.
31.1†	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan or arrangement.

†	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cousins Properties Incorporated
(Registrant)

Dated: February 26, 2008

BY:	/s/ James A. Fleming
James A. Fleming
Executive Vice President and Chief
Financial
Officer (Duly Authorized Officer
and Principal
Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Capacity	Date

/s/ Thomas D. Bell, Jr. Thomas D. Bell, Jr.	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	February 26, 2008

/s/ James A. Fleming James A. Fleming	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 26, 2008

/s/ John D. Harris, Jr. John D. Harris, Jr.	Senior Vice President, Chief Accounting Officer and Assistant Secretary (Principal Accounting Officer)	February 26, 2008

/s/ Erskine B. Bowles Erskine B. Bowles	Director	February 26, 2008

/s/ James D. Edwards James D. Edwards	Director	February 26, 2008

/s/ Lillian C. Giornelli Lillian C. Giornelli	Director	February 26, 2008

/s/ S. Taylor Glover S. Taylor Glover	Director	February 26, 2008

/s/ James H. Hance, Jr. James H. Hance, Jr.	Director	February 26, 2008

Signature	Capacity	Date

/s/ William B. Harrison, Jr. William B. Harrison, Jr.	Director	February 26, 2008

/s/ Boone A. Knox Boone A. Knox	Director	February 26, 2008

/s/ William Porter Payne William Porter Payne	Director	February 26, 2008

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Cousins Properties Incorporated

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Cousins Properties Incorporated:

We have audited the accompanying consolidated balance sheets of Cousins Properties Incorporated and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ investment, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cousins Properties Incorporated and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As described in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share Based Payment, effective January 1, 2006, based on the modified prospective application transition method.

As described in Note 14 to the consolidated financial statements, the Company adopted SEC Staff Accounting Bulletin 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, effective December 31, 2006, and recorded a cumulative effect adjustment as of January 1, 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.

Atlanta, Georgia
February 26, 2008

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,
	2007	2006

ASSETS
PROPERTIES:
Operating properties, net of accumulated depreciation
of $142,955 and $115,723 in 2007 and 2006, respectively	$654,633	$472,375
Operating properties held-for-sale	—	1,470
Land held for investment or future development	105,117	101,390
Projects under development	358,925	300,382
Residential lots under development	44,690	27,624

Total properties	1,163,365	903,241
CASH AND CASH EQUIVALENTS	17,825	11,538
RESTRICTED CASH	3,587	2,824
NOTES AND OTHER RECEIVABLES, net of allowance for
doubtful accounts of $883 and $501 in 2007 and 2006, respectively	44,414	32,138
INVESTMENT IN UNCONSOLIDATED JOINT VENTURES	209,477	181,918
OTHER ASSETS	70,943	65,094

TOTAL ASSETS	$1,509,611	$1,196,753

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
NOTES PAYABLE	$676,189	$315,149
ACCOUNTS PAYABLE AND ACCRUEDLIABILITIES	57,208	55,538
DEFERRED GAIN	171,931	154,104
DEPOSITS AND DEFERRED INCOME	5,997	2,062

TOTAL LIABILITIES	911,325	526,853
MINORITY INTERESTS	45,783	43,985
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ INVESTMENT:
Preferred stock, 20,000,000 shares authorized, $1 par value:
7.75% Series A cumulative redeemable preferred stock, $25 liquidation
preference; 4,000,000 shares issued and outstanding	100,000	100,000
7.50% Series B cumulative redeemable preferred stock, $25 liquidation
preference; 4,000,000 shares issued and outstanding	100,000	100,000
Common stock, $1 par value, 150,000,000 shares authorized, 54,850,505 and 54,439,310 shares issued in 2007 and 2006, respectively	54,851	54,439
Additional paid-in capital	348,508	336,974
Treasury stock at cost, 3,570,082 and 2,691,582 shares in 2007 and 2006,
respectively	(86,840)	(64,894)
Accumulated other comprehensive income	(4,302)	—
Cumulative undistributed net income	40,286	99,396

TOTAL STOCKHOLDERS’ INVESTMENT	552,503	625,915

TOTAL LIABILITIES AND STOCKHOLDERS’ INVESTMENT	$1,509,611	$1,196,753

See notes to consolidated financial statements.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Years Ended December 31,
	2007	2006	2005

REVENUES:
Rental property revenues	$112,669	$88,996	$76,685
Fee income	36,314	35,465	35,198
Residential lot and outparcel sales	9,949	17,284	21,933
Multi-family residential unit sales	20	23,134	11,233
Interest and other	6,429	1,373	2,431

	165,381	166,252	147,480

COSTS AND EXPENSES:
Rental property operating expenses	47,196	35,243	29,328
General and administrative expenses	57,810	58,592	55,819
Depreciation and amortization	40,490	31,504	26,950
Residential lot and outparcel cost of sales	7,809	12,751	16,404
Multi-family residential unit cost of sales	(124)	19,403	9,405
Interest expense	8,816	11,119	9,094
Loss on extinguishment of debt	446	18,207	—
Other	2,822	2,809	1,322

	165,265	189,628	148,322

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE TAXES,
MINORITY INTEREST AND INCOME FROM UNCONSOLIDATED JOINT VENTURES	116	(23,376)	(842)
BENEFIT (PROVISION) FOR INCOME TAXES FROM OPERATIONS	4,423	(4,193)	(7,756)
MINORITY INTEREST IN INCOME OF CONSOLIDATED SUBSIDIARIES	(1,656)	(4,130)	(3,037)
INCOME FROM UNCONSOLIDATED JOINT VENTURES	6,096	173,083	40,955

INCOME FROM CONTINUING OPERATIONS BEFORE GAIN ON SALE
OF INVESTMENT PROPERTIES	8,979	141,384	29,320
GAIN ON SALE OF INVESTMENT PROPERTIES, NET OF APPLICABLE
INCOME TAX PROVISION	5,535	3,012	15,733

INCOME FROM CONTINUING OPERATIONS	14,514	144,396	45,053
DISCONTINUED OPERATIONS, NET OF APPLICABLE INCOME TAX
PROVISION:
Income from discontinued operations	313	1,800	3,651
Gain on sale of investment properties	18,095	86,495	1,037

	18,408	88,295	4,688

NET INCOME	32,922	232,691	49,741
DIVIDENDS TO PREFERRED STOCKHOLDERS	(15,250)	(15,250)	(15,250)

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$17,672	$217,441	$34,491

PER COMMON SHARE INFORMATION — BASIC:
Income (loss) from continuing operations	$(0.01)	$2.55	$0.60
Income from discontinued operations	0.35	1.74	0.09

Basic net income available to common stockholders	$0.34	$4.29	$0.69

PER COMMON SHARE INFORMATION — DILUTED:
Income (loss) from continuing operations	$(0.01)	$2.46	$0.58
Income from discontinued operations	0.35	1.68	0.09

Diluted net income available to common stockholders	$0.34	$4.14	$0.67

CASH DIVIDENDS DECLARED PER COMMON SHARE	$1.48	$4.88	$1.48

WEIGHTED AVERAGE SHARES	51,705	50,655	49,989

DILUTED WEIGHTED AVERAGE SHARES	51,705	52,513	51,747

See notes to consolidated financial statements.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ INVESTMENT
Years Ended December 31, 2007, 2006 and 2005
(In thousands, except share amounts)

						Accumulated
			Additional			Other	Cumulative
	Preferred	Common	Paid-In	Treasury	Unearned	Comprehensive	Undistributed
	Stock	Stock	Capital	Stock	Compensation	Income	Net Income	Total

Balance, December 31, 2004	$200,000	$52,784	$311,943	$(64,894)	$(10,160)	$—	$170,077	$659,750
Net income							49,741	49,741
Common stock issued pursuant to:
Exercise of options and grants under director stock plan		522	7,025					7,547
Restricted stock grant and related amortization, net of forfeitures		51	1,416		1,665			3,132
Gain on stock issuance at equity method investee			354					354
Income tax benefit from stock-based compensation			1,009					1,009
Preferred dividends paid							(14,604)	(14,604)
Common dividends paid							(74,649)	(74,649)

Balance, December 31, 2005 — As previously	200,000	53,357	321,747	(64,894)	(8,495)	—	130,565	632,280
reported
Cumulative effect of adjustments resulting from the adoption
of Staff Accounting Bulletin No. 108							2,354	2,354

Balance December 31, 2005 — As adjusted	200,000	53,357	321,747	(64,894)	(8,495)	—	132,919	634,634
Net income							232,691	232,691
Transfer of unearned compensation to
additional paid-in capital			(8,495)		8,495			—
Common stock issued pursuant to:
Exercise of options and grants under
director stock plan		1,189	16,717					17,906
Shares withheld for taxes related to stock grants		(90)	(3,135)					(3,225)
Amortization of stock options and restricted stock,
net of forfeitures		(17)	7,044					7,027
Gain on stock issuance at equity method investee			453					453
Income tax benefit from stock-based compensation			2,643					2,643
Preferred dividends paid							(15,250)	(15,250)
Common dividends paid							(250,964)	(250,964)

Balance December 31, 2006	200,000	54,439	336,974	(64,894)	—	—	99,396	625,915
Net income							32,922	32,922
Accumulated other comprehensive income						(4,302)		(4,302)

Total other comprehensive income								28,620
Common stock issued pursuant to:
Exercise of options and grants under director stock plan		373	5,683					6,056
Restricted stock grants, net of amounts withheld for taxes, net of forfeitures		43	(551)					(508)
Amortization of stock options and restricted stock, net of forfeitures		(4)	5,619					5,615
Income tax benefit from stock-based compensation			783					783
Preferred dividends paid							(15,250)	(15,250)
Common dividends paid							(76,782)	(76,782)
Purchase of treasury stock				(21,946)				(21,946)

Balance December 31, 2007	$200,000	$54,851	$348,508	$(86,840)	$—	$(4,302)	$40,286	$552,503

See notes to consolidated financial statements.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except per share amounts)

	Years Ended December 31,
	2007	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$32,922	$232,691	$49,741
Adjustments to reconcile net income to net cash flows provided by operating activities:
Gain on sale of investment properties, net of income tax provision	(23,630)	(89,507)	(16,770)
Loss on extinguishment of debt	446	18,207	—
Depreciation and amortization	40,642	43,690	36,586
Amortization of deferred financing costs	1,127	1,938	1,275
Change in deferred income taxes	(637)	(631)	—
Stock-based compensation	5,615	7,044	3,132
Effect of recognizing rental revenues on a straight-line or market basis	(2,640)	(1,372)	(4,220)
Income from unconsolidated joint ventures less than (in excess of) operating distributions	1,620	(3,602)	(6,008)
Residential lot, outparcel and multi-family cost of sales, net of closing costs paid	7,326	31,566	23,794
Residential lot, outparcel and multi-family acquisition and development expenditures	(54,941)	(32,697)	(16,305)
Income tax benefit from stock options	(783)	(2,643)	1,009
Minority interest in income of consolidated entities	1,656	5,287	3,037
Changes in other operating assets and liabilities:
Change in other receivables	(8,274)	11,470	(17,052)
Change in accounts payable and accrued liabilities	7,923	4,841	(1,143)

Net cash provided by operating activities	8,372	226,282	57,076

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from investment property sales	37,947	299,389	35,758
Proceeds from venture formation	20,550	297,295	—
Property acquisition and development expenditures	(283,966)	(460,913)	(256,428)
Investment in unconsolidated joint ventures	(14,413)	(23,747)	(33,910)
Distributions from unconsolidated joint ventures in excess of income	14,871	87,144	29,615
Proceeds from (investment in) notes receivable, net	(4,159)	(1,283)	7,984
Change in other assets, net	(18,614)	(20,866)	3,250
Change in restricted cash	(763)	982	(1,520)

Net cash provided by (used in) investing activities	(248,547)	178,001	(215,251)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facilities	1,580,625	1,431,001	783,384
Repayment of credit facilities	(1,620,925)	(1,396,136)	(625,349)
Payment of loan issuance costs	(4,710)	(2,151)	(437)
Defeasance costs paid	—	(15,443)	—
Proceeds from other notes payable or construction loans	425,779	11,481	28,920
Repayment of other notes payable or construction loans	(24,439)	(161,886)	(24,273)
Common stock issued, net of expenses	5,548	14,664	7,547
Purchase of treasury stock	(21,946)	—	—
Income tax benefit from stock options	783	2,643	—
Common dividends paid	(76,782)	(250,964)	(74,649)
Preferred dividends paid	(15,250)	(15,250)	(14,604)
Contributions from minority partners	416	1,162	—
Distributions to minority partners	(2,637)	(21,202)	(2,518)

Net cash provided by (used in) financing activities	246,462	(402,081)	78,021

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,287	2,202	(80,154)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	11,538	9,336	89,490

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$17,825	$11,538	$9,336

See accompanying notes to consolidated financial statements.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND BASIS OF PRESENTATION

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

Description of Business:  Cousins, CREC and their subsidiaries (collectively, the “Company”) actively invest in office, multi-family, retail, industrial and land development projects. As of December 31, 2007, the Company’s portfolio of real estate assets consisted of interests in 7.7 million square feet of office space, 4.9 million square feet of retail space, 2.0 million square feet of industrial space, 737 for-sale units in three multi-family projects under development, interests in 24 residential communities under development or held for future development, approximately 9,000 acres of strategically located land tracts held for investment or future development, and significant land holdings for development of single-family residential communities. The Company also provides leasing and management services for approximately 12.0 million square feet of office and retail space owned by third parties.

Basis of Presentation:  The Consolidated Financial Statements include the accounts of Cousins, its consolidated partnerships and wholly-owned subsidiaries and CREC and its consolidated subsidiaries.

The Company evaluates all partnership interests or other variable interests to determine if the interest qualifies as a variable interest entity (“VIE”), as defined in Financial Accounting Standards Board (“FASB”) Interpretation No. 46R. If the interest represents a VIE and the Company is determined to be the primary beneficiary, the Company consolidates the assets, liabilities and results of operations of the VIE.

In December 2006, the Company formed a joint venture with Callaway Gardens Resort, Inc. for the development of residential lots within The Callaway Gardens Resort. The joint venture is considered a VIE, and the Company was determined to be the primary beneficiary. As of December 31, 2007, the VIE has total assets of $7.4 million, which are consolidated in the Consolidated Balance Sheet at December 31, 2007.

Additionally, the Company holds a 50% ownership interest in Charlotte Gateway Village, LLC (“Gateway”), a VIE which owns and operates an office building complex in Charlotte, North Carolina. The Company is not the primary beneficiary, and its interest in Gateway is accounted for under the equity method. The Company’s investment in Gateway was $10.5 million at December 31, 2007, which is its maximum exposure. See Note 5 for further discussion of Gateway.

For entities that are not considered VIEs, the Company uses Statement of Financial Accounting Standards (“SFAS”) No. 94, “Consolidation of All Majority-Owned Subsidiaries,” Accounting Research Bulletin (“ARB”) No. 51, “Consolidated Financial Statements,” and Emerging Issues Task Force (“EITF”) No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” to determine the appropriate consolidation and presentation. Descriptions of each the Company’s investments accounted for under the equity method are included in Note 5.

The Company recognizes Minority Interest on its Consolidated Balance Sheets for non-wholly-owned entities that the Company consolidates. The minority partner’s share of current operations is reflected in Minority Interest in Income of Consolidated Subsidiaries on the Consolidated Statements of Income.

2.	SIGNIFICANT ACCOUNTING POLICIES

Long-Lived Assets

Cost Capitalization:  Costs related to planning, developing, leasing and constructing a property are capitalized and classified as Properties in the Consolidated Balance Sheets, in accordance with SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects.” Costs for development personnel who work directly on projects under construction are capitalized during the construction period. An estimate of time

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

is obtained directly from such personnel, and the Company applies a percentage of their actual salaries plus an estimate of payroll-related benefits to each project under construction based on time spent on each such project. Interest is capitalized to qualifying assets under development in accordance with SFAS No. 34, “Capitalization of Interest Costs,” and SFAS No. 58, “Capitalization of Interest Cost in Financial Statements that Include Investments Accounted for by the Equity Method.” The Company capitalizes interest on average accumulated expenditures outstanding during a period on qualifying projects based first on interest incurred on specific project debt, if any, and next using the weighted average interest rate for non-project specific debt. The amount of interest capitalized does not exceed the actual interest incurred by the Company during any period presented. Interest is also capitalized to investments accounted for under the equity method when the investee has property under development with a carrying value in excess of the investee’s borrowings. To the extent that there is debt at the venture during the construction period, the venture capitalizes interest on that venture specific debt.

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

Impairment:  Long-lived assets include property, goodwill and other assets which are held and used by an entity. The Company evaluates the carrying value of its long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” Management reviews the carrying value of long-lived assets for the existence of any other-than-temporary indicators of impairment. For long-lived assets other than goodwill, the Company recognizes impairment losses, if any, on held for use assets when the expected undiscounted future operating cash flows derived from such assets, are less than their carrying value. In such cases, the carrying value of the long-lived asset is reduced to its fair value. Additionally, the Company recognizes impairment losses if the fair value of a property held for sale, as defined in SFAS No. 144, net of selling costs, is less than its carrying value. The Company ceases depreciation of a property when it is categorized as held for sale. The Company has recorded no such impairment losses within its consolidated entities during 2007, 2006 or 2005. The accounting for long-lived assets is the same at the Company’s unconsolidated joint ventures, and no significant impairments were recorded by the Company’s unconsolidated joint ventures in 2007, 2006 or 2005.

The Company evaluates the carrying value of its investments in unconsolidated joint ventures in accordance with Accounting Principles Board (“APB”) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” The Company determines if an “other-than-temporary” impairment exists and, if so, utilizes a discounted cash flow analysis to assess. The Company concluded that it did not have an “other-than-temporary” impairment in any of its investments in joint ventures in 2007, 2006 or 2005.

The Company evaluates the carrying value of its goodwill in accordance with SFAS No. 142. The Company records no amortization of goodwill, but it is tested annually, at the same time each year (or at any point during the year if indicators of impairment exists), for impairment using a discounted cash flow analysis. The Company recorded no such impairments during 2007, 2006, or 2005. The goodwill relates entirely to the office, multi-family reporting unit. As office assets are sold, either by the Company or at its joint ventures, goodwill is allocated to the cost of each sale.

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

Discontinued Operations:  SFAS No. 144 also requires that assets and liabilities of held for sale properties be separately categorized on the Consolidated Balance Sheet in the period that they are deemed to be held for sale. Included in Property Held for Sale in the Consolidated Balance Sheet as of December 31, 2006 was the cost basis of five ground leased outparcels in suburban Atlanta, Georgia, which were under contract for sale. Also, in accordance with SFAS No. 144, the Company records gains and losses from the disposition of certain real estate assets and the related historical operating results in a separate section, Discontinued Operations, in the Consolidated Statements of Income for all periods presented. The Company considers operating properties sold or held for sale to be discontinued operations if the Company has no significant continuing involvement, as evaluated under Emerging Issues Task Force (“EITF”) No. 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations.”

Revenue Recognition

Rental Property Revenues:  In accordance with SFAS No. 13, “Accounting for Leases,” income on leases which include scheduled increases in rental rates over the lease term (other than scheduled increases based on the Consumer Price Index) and/or periods of free rent is recognized on a straight-line basis. The Company recognizes revenues for recoveries from tenants of operating expenses the Company paid on the tenant’s behalf. These operating expenses include items such as real estate taxes, insurance and other property operating costs. During 2007, 2006 and 2005, the Company recognized $20.6 million, $12.6 million and $8.7 million, respectively, in revenues for recoveries from tenants.

The Company makes valuation adjustments to all tenant-related revenue based upon the tenant’s credit and business risk. The Company generally suspends the accrual of income on specific tenants where rental payments or reimbursements are delinquent 90 days or more.

Fee Income:  Development and leasing fees are recognized when earned in accordance with Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition.” Development and leasing fees received from unconsolidated joint ventures and related salaries and other direct costs incurred by the Company are recognized as income and

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expense based on the percentage of the joint venture which the Company does not own. Correspondingly, the Company adjusts Investment in Unconsolidated Joint Ventures when fees are paid to the Company by a joint venture in which the Company has an ownership interest.

Under management agreements, the Company receives management fees, as well as expense reimbursements, which are comprised primarily of on-site personnel salaries and benefits, from both third party property owners and joint venture properties in which the Company has an ownership interest. The Company expenses salaries and other direct costs related to these management agreements. The Company also obtains reimbursements for certain expenditures incurred under development agreements with both third party and joint venture entities. Management and development fees and related expense reimbursements are recorded in Fee Income on the Consolidated Statements of Income in the same period as the related expenses are incurred, in accordance with EITF No. 99-19 “Reporting Revenue Gross as a Principal versus Net as an Agent.” Reimbursements from third party and unconsolidated joint venture management and development contracts were $17.2 million, $16.1 million and $15.1 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Multi-Family Residential Unit Sales:  Sales and related cost of sales of multi-family residential units are recognized in accordance with SFAS No. 66, “Accounting for Sales of Real Estate.” Individual unit sales that meet the criteria in paragraph 37 of SFAS No. 66 are accounted for under the percentage of completion method. The Company recognizes profits on multi-family residential unit sales under the percentage of completion method when, among other factors, (1) construction is beyond a preliminary stage, which usually coincides with completion of the building’s foundation and (2) buyers make sufficient non-refundable deposits under their contracts (5% of the sales price for primary residences and 10% of the sales price for secondary residences is generally considered sufficient). Sales and related cost of sales for all other unit sales are recognized as deposits until all criteria for sales recognition under SFAS No. 66 are met.

Under the percentage of completion method, sales on certain units are recognized before the contract actually closes and before the entire sales price is obtained. If the Company determines that the remaining sales price of certain units may not be collectible, percentage of completion accounting may cease for those units. The Company assesses the collectibility of the full sales price at closing by reviewing the overall market conditions in the specific area of each project as well as the market for re-sales of individual units at each project. These factors, combined with the amount of the non-refundable deposits and an assessment of the buyer’s financial condition, assist the Company in assessing the likelihood that the buyer will ultimately pay the contractual purchase price at closing. If the level of continuing involvement on the buyer’s side is uncertain, the Company estimates the percentage of units under contract that it anticipates ultimately may not close.

In November 2006, the FASB ratified the consensus in EITF No. 06-8, “Applicability of the Assessment of a Buyer’s Continuing Investment under FASB Statement No. 66, Accounting for Sales of Real Estate, for Sales of Condominiums,” which provides guidance for determining the adequacy of a buyer’s continuing investment and the appropriate profit recognition in the sale of individual units in a condominium project. EITF 06-8 requires that companies evaluate the adequacy of a buyer’s continuing investment in recognizing condominium revenues on the percentage of completion method by applying paragraph 12 of SFAS No. 66 to the level and timing of deposits received on contracts for condominium sales. This rule is effective for the Company on January 1, 2008. The Company does not anticipate the impact of adopting EITF 06-8 will have a material effect on its financial position or results of operations for the 50 Biscayne project, but anticipates that the accounting under EITF 06-8 will have a material effect on the timing of revenue recognition for other current multi-family residential projects under development and any future multi-family residential projects the Company undertakes.

Residential Lot Sales:  Sales and related cost of sales of developed lots to homebuilders are recognized in accordance with the criteria as outlined in SFAS No. 66. The majority of sales have been historically accounted for on the full accrual method. If a substantial continuing obligation exists related to the sale, the Company uses the percentage of completion method. If other criteria for the full accrual method are not met, the Company utilizes the appropriate revenue recognition policy as detailed in SFAS No. 66.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Income Taxes

Cousins has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”). To qualify as a REIT, Cousins must distribute annually at least 90% of its adjusted taxable income, as defined in the Code, to its stockholders and satisfy certain other organizational and operating requirements. It is management’s current intention to adhere to these requirements and maintain Cousins’ REIT status. As a REIT, Cousins generally will not be subject to federal income tax at the corporate level on the taxable income it distributes to its stockholders. If Cousins fails to qualify as a REIT in any taxable year, it will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years. Cousins may be subject to certain state and local taxes on its income and property, and to federal income taxes on its undistributed taxable income.

CREC, a C-Corporation for Federal income tax purposes, uses the liability method of accounting for income taxes. Deferred income tax assets and liabilities result from temporary differences. Temporary differences are differences between the tax bases of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future periods.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Income Tax Uncertainties” (“FIN 48”). FIN 48 defines the threshold for recognizing tax return positions in the financial statements as those which are “more-likely-than-not” to be sustained upon examination by the taxing authority. FIN 48 also provides guidance on derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties, accounting for income tax uncertainties in interim periods and the level of disclosures associated with any recorded income tax uncertainties. The Company adopted FIN 48 on January 1, 2007, and the effect of adoption of FIN 48 was not material to its financial position or results of operations.

Stock-Based Compensation

The Company has several types of stock-based compensation plans which are described in Note 6. In December 2004, the FASB issued SFAS No. 123 (revised 2004) (“SFAS 123R”), “Share-Based Payment.” This standard requires the recognition of compensation expense for the grant-date fair value of all share-based awards granted after the date the standard is adopted, and for the fair value of the unvested portion of awards issued prior to the date the standard is adopted. The Company adopted SFAS 123R using the modified prospective method of adoption in the fiscal quarter beginning January 1, 2006. Additional disclosures related to stock-based compensation are included in Note 6. For periods prior to 2006, the Company accounted for its stock-based compensation under APB No. 25, “Accounting for Stock Issued to Employees,” and related interpretations as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation.” APB No. 25 required the recording of compensation expense for some stock-based compensation, including restricted stock, but did not require companies to record compensation expense on stock options where the exercise price was equal to the market value of the underlying stock on the date of grant. Accordingly, the Company did not record compensation expense for stock options in the Consolidated Statements of Income prior to January 1, 2006, as all stock options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Compensation expense for stock-based compensation previously expensed under APB No. 25 did not materially change under SFAS 123R.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company uses the Black-Scholes model to value its new stock option grants under SFAS 123R. SFAS 123R also requires the Company to estimate forfeitures in calculating the expense related to stock-based compensation. Forfeitures for 2007 were not material to the Company’s results of operations. In addition, SFAS 123R requires the Company to reflect the benefits of tax deductions in excess of recognized compensation cost to be reported as both a financing cash inflow and an operating cash outflow upon adoption. The effect on operating and financing cash flows was approximately $783,000 and $2.6 million in 2007 and 2006, respectively, related to these tax benefits. The Company adopted the transition method described in FASB Staff Position FAS 123R-3, “Transition Election Related to Accounting for the Tax Effect of Share-Based Payment Awards.”

The Company recognizes compensation expense arising from share-based payment arrangements (stock options, restricted stock and restricted stock units) granted to employees in general and administrative expense in the Consolidated Statements of Income over the related awards’ vesting period. A portion of share-based payment expense is capitalized to projects under development in accordance with SFAS No. 67. Compensation expense related to the adoption of SFAS 123R is shown in the “Stock Options Only” column below. Information for the Company’s share-based payment arrangements for the years ended December 31, 2007 and 2006 are as follows ($ in thousands, except per share amounts):

	Stock Options Only		All Share-Based Compensation
	2007	2006	2007	2006

Expensed	$3,107	$3,550	$7,903	$9,983
Amounts capitalized	(812)	(997)	(2,150)	(2,945)
Effect on provision for income taxes	(209)	(140)	(441)	(349)

Effect on income from continuing operations and net income	$2,086	$2,413	$5,312	$6,689

Effect on basic earnings per share	$0.04	$0.05	$0.10	$0.13
Effect on diluted earnings per share	$0.04	$0.05	$0.10	$0.13

If the Company had applied fair value recognition provisions to options granted under the Company’s stock option plans prior to January 1, 2006, pro forma results would have been as follows for 2005 ($ in thousands, except per share amounts):

Net income available to common stockholders, as reported	$34,491
Add: Stock-based employee compensation expense included in reported net income, net of related tax effect	2,496
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effect	(4,907)

Pro forma net income available to common stockholders	$32,080

Net income per common share:
Basic — as reported	$0.69
Basic — pro forma	$0.64
Diluted — as reported	$0.67
Diluted — pro forma	$0.62

Earnings per Share (“EPS”)

Basic EPS represents net income available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted EPS represents net income available to common stockholders divided by the diluted weighted average number of common shares outstanding during the period.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	2007	2006	2005

Weighted-average shares-basic	51,705	50,655	49,989
Dilutive potential common shares:
Stock options	—	1,676	1,630
Restricted stock	—	182	128

Weighted-average shares-diluted	51,705	52,513	51,747

Anti-dilutive options at period end not included	2,199	952	871

Because the Company reported a net loss from continuing operations (after preferred stock dividends) for the year ended December 31, 2007, the effect of all common stock equivalents on per share earnings for that period was anti-dilutive and was therefore excluded from the calculation of weighted average shares-diluted.

Derivative Instruments

The Company uses derivative financial instruments to manage or hedge its exposure to interest rate changes. The Company accounts for its derivative instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. SFAS No. 133 requires that changes in the fair value of derivatives that qualify as cash flow hedges be recognized in accumulated other comprehensive income (“AOCI”), which is included in the Company’s equity section of the Consolidated Balance Sheet, while the ineffective portion of the derivative’s change in fair value be recognized in the Consolidated Statements of Income. Upon the settlement of a hedge, gains and losses associated with the transaction are recorded in AOCI and amortized over the underlying term of the hedged item. The Company formally documents all relationships between hedging instruments and hedged items. The Company assesses, both at inception of the hedge and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in the cash flows of the hedged items. In assessing the hedge, the Company uses standard market conventions and techniques such as discounted cash flow analysis, option pricing models and termination costs at each balance sheet date. All methods of assessing fair value result in a general approximation of value, and such value may never actually be realized.

Cash and Cash Equivalents and Restricted Cash

Cash and cash equivalents include cash and highly liquid money market instruments. Highly liquid money market instruments include securities and repurchase agreements with original maturities of three months or less, money market mutual funds and United States Treasury Bills with maturities of 30 days or less. Restricted cash primarily represents amounts restricted under debt agreements for future capital expenditures, amounts restricted under purchase agreements to be expended only for prescribed use or deposits on multi-family unit contracts.

New Accounting Pronouncements

In addition to the new FASB pronouncement, FIN 48, previously discussed in the Income Tax section, and EITF 06-8, previously discussed in the Multi-Family residential unit sales section, in September 2006 the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after December 15, 2007. We do not believe the adoption of SFAS No. 157 will have a material impact on our consolidated operating results or financial condition.

In 2007, the FASB issued SFAS No. 141R, “Business Combinations,” which amended SFAS No. 141, effective for business combinations that close after January 1, 2009. Also in December 2007 and effective for the Company also on January 1, 2009, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” The Company has not analyzed the anticipated effect of these statements on its financial position or results of operations.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements and notes. Actual results could differ from those estimates.

Reclassifications

In periods prior to 2006, the Company recorded reimbursements of salary and benefits of on-site employees pursuant to management agreements with third parties and unconsolidated joint ventures as reductions of general and administrative expenses. In 2006, the Company determined that these amounts should have been recorded as revenues in accordance with EITF No. 99-19 and, accordingly, began recording these reimbursements in Fee Income on the Consolidated Statements of Income. Prior period amounts have been revised to conform to the 2006 presentation. As a result, Fee Income and General and Administrative Expenses have increased by $15.1 million in 2005 when compared to amounts disclosed in the December 31, 2005 Form 10-K.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	NOTES PAYABLE, COMMITMENTS AND CONTINGENCIES

The following table summarizes the terms of notes payable outstanding at December 31, 2007 and 2006 ($ in thousands):

		Term/
		Amortization
	Interest	Period	Final	Outstanding at December 31
Description	Rate	(Years)	Maturity	2007	2006

Credit facility (a maximum of	LIBOR +
$500,000), unsecured	0.75% to 1.25%	4/N/A	8/29/11	$52,600	$—
Term facility (a maximum of	Swapped rate of 5.01%
$100,000), unsecured	+ 0.70% to 1.20%	5/N/A	8/29/12	100,000	—
Credit facility (replaced by above	LIBOR +
credit facility in August 2007)	0.8% to 1.3%	4/N/A	3/7/10	—	128,200
Construction facility (terminated	LIBOR +
in August 2007)	0.8% to 1.3%	4/N/A	3/7/10	—	64,700
Terminus 100 (interest only)	6.13%	5/N/A	10/1/12	180,000	—
The American Cancer Society Center
CMBS loan (interest only until October 1, 2011)	6.4515%	5/30	9/1/17	136,000	—
San Jose MarketCenter (interest only)	5.60%	3/N/A	12/1/10	83,300	—
333/555 North Point Center East mortgage note	7.00%	10/25	11/1/11	28,862	29,571
Meridian Mark Plaza mortgage note	8.27%	10/28	9/1/10	23,196	23,602
100/200 North Point Center East mortgage note (see discussion below)	5.39%	5/30	6/1/12	25,000	22,365
The Points at Waterview mortgage note	5.66%	10/25	1/1/16	17,818	18,183
600 University Park Place mortgage note	7.38%	10/30	8/10/11	12,973	13,168
Lakeshore Park Plaza mortgage note	6.78%	10/25	11/1/08	8,785	9,082
King Mill Project I member loan (a maximum of $2,849)	9.00%	3/N/A	8/30/08	2,703	2,625
King Mill Project I second member loan (a maximum of $2,349)	9.00%	3/N/A	6/26/09	2,046	1,815
Jefferson Mill Project member loan (a maximum of $3,156)	9.00%	3/N/A	9/13/09	2,601	1,432
Other miscellaneous notes	Various	Various	Various	305	406

				$676,189	$315,149

Credit Facilities

On August 29, 2007, the Company executed an Amended and Restated Credit Agreement (the “New Facility”) with Bank of America and other participating banks. The New Facility recast the existing $400 million Senior

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Under the New Revolver, the Company may borrow, at its option, funds at an interest rate calculated as (1) the greater of Bank of America’s prime rate or 0.50% over the Federal Funds Rate (the “Base Rate”) or (2) the current LIBOR rate plus the applicable spread as detailed below. The pricing spread of the New Revolver, plus a comparison to the Prior Revolver, is as follows:

	Applicable Spread -	Applicable Spread -
Leverage Ratio	Prior Revolver	New Revolver

< 35%	0.80%	0.75%
>35% but < 45%	0.90%	0.85%
>45% but < 50%	1.00%	0.95%
>50% but < 55%	1.15%	1.10%
>55%	1.30%	1.25%

Under the Term Facility, the Company may borrow, at its option, funds at an interest rate calculated as (1) the greater of Bank of America’s prime rate or 0.50% over the Federal Funds Rate or (2) the current LIBOR rate plus the applicable spread as detailed below.

Applicable Spread -
Leverage Ratio	Term Facility

< 35%	0.70%
>35% but < 45%	0.80%
>45% but < 50%	0.90%
>50% but < 55%	1.05%
>55%	1.20%

The Company intends to elect the LIBOR option throughout the duration of the Term Facility.

On August 17, 2007, the Company entered into an interest rate swap agreement with a notional amount of $100 million in order to manage its interest rate risk associated with the Term Facility. This swap was designated as a cash flow hedge against the Term Facility and effectively fixes the underlying LIBOR rate of the Term Facility at 5.01% over its term. Payments made or received under the interest rate swap agreement are recorded in interest expense on the Consolidated Statements of Income. The Company is not utilizing the “shortcut method” of accounting for this instrument and is following the hypothetical derivative method as outlined in the Derivative Implementation Group’s No. G7, “Cash Flow Hedges: Measuring the Ineffectiveness of a Cash Flow Hedge under Paragraph 30(b) when the Shortcut Method is not Applied.” The fair value of the interest rate swap agreement at December 31, 2007 was a liability of approximately $4.2 million and is recorded in Accounts Payable and Accrued Liabilities on the Consolidated Balance Sheet. The change in value of the interest rate swap agreement is recorded in AOCI. Ineffectiveness is analyzed on a quarterly basis and any ineffectiveness is recorded in the Consolidated Statements of Income. There was no ineffectiveness in 2007 and the Company does not anticipate there to be any ineffectiveness over the term of the hedge.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interest on the New Facility is due periodically. Principal is due in full for both the New Revolver and the Term Facility on the maturity dates. The New Revolver has a swing line sub-facility of up to $50 million, bearing interest at the Base Rate less 1.00%. The swing line sub-facility is to be repaid within five business days of any advance thereunder, and is subject to the same availability parameters as the New Revolver.

The New Facility also includes customary events of default, including, but not limited to, the failure to pay any interest or principal when due, the failure to perform under covenants of the credit agreement, incorrect or misleading representations or warranties, insolvency or bankruptcy, change of control, the occurrence of certain ERISA events and certain judgment defaults. The amounts outstanding under the New Facility may be accelerated upon certain events of default. The New Facility contains restrictive covenants pertaining to the operations of the Company, including limitations on the amount of debt that may be incurred, the sale of assets, transactions with affiliates, dividends, and distributions. The New Facility also includes certain financial covenants that require, among other things, the maintenance of an unencumbered interest coverage ratio of at least 1.75, a fixed charge coverage ratio of at least 1.50, a leverage ratio of no more than 60%, unsecured debt ratio restrictions, and a minimum stockholders’ equity of $421.9 million plus 70% of future net equity proceeds.

The Company had $52.6 million drawn on the New Revolver as of December 31, 2007 and, net of $14.7 million reserved for outstanding letters of credit, the Company had $432.7 million available for future borrowings under this facility. In conjunction with the closing of the New Facility, the Company charged $446,000 of unamortized loan costs to Loss on Extinguishment of Debt.

On July 9, 2007, the Company entered into a $100 million bridge loan with the administrative agent under the Existing Revolver. The bridge loan was to mature on October 9, 2007, with an option to extend to January 9, 2008, and an interest rate of LIBOR plus 0.75%. This loan was paid in full and cancelled in conjunction with the closing of the New Facility.

Mortgage Notes Payable

100/200 North Point Center East Mortgage Loan

On June 1, 2007, the Company refinanced its non-recourse mortgage note payable secured by the 100 and 200 North Point Center East office buildings. The new $25 million non-recourse mortgage note has an interest rate of 5.39% and is interest only until July 2010. The note matures June 1, 2012. This note replaced the former non-recourse mortgage note payable on these properties, which was due to mature on August 1, 2007 and had an interest rate of 7.86%.

The American Center Society Center Mortgage Loan

In August 2007, a wholly-owned subsidiary of the Company, 250 Williams Street LLC, executed a loan agreement with J.P. Morgan Chase Bank, N.A (the “ACS Loan”). This loan is non-recourse to the Company, subject to customary non-recourse “carve-outs,” and is collateralized by The American Cancer Society Center (“The ACS Center,” formerly Inforum), a 993,000 square foot office building in downtown Atlanta, Georgia. The principal amount of the ACS Loan is $136 million, with an interest rate of 6.4515% and a maturity of September 1, 2017. Payments are due monthly under the ACS Loan, with interest only due through September 1, 2011. Principal and interest are due monthly thereafter based on a 30-year amortization schedule. 250 Williams Street LLC is a special-purpose entity whose purpose is to own and operate The ACS Center. The real estate and other assets of The ACS Center are restricted under the ACS Loan agreement in that they are not available to settle other debts of the Company. However, provided that the ACS Loan has not incurred an uncured event of default, as defined in the loan agreement, the cash flows from 250 Williams Street LLC, after payments of debt service, operating expenses and reserves, are available for distribution to the Company.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Terminus 100 Mortgage Loan

In October 2007, 3280 Peachtree I LLC, a wholly-owned subsidiary of the Company, executed a loan agreement with The Northwestern Mutual Life Insurance Company. This loan is non-recourse to the Company, subject to customary non-recourse “carve-outs,” with the exception of a $5 million loan repayment guarantee by the Company, which will be released if certain conditions at the underlying property are met. The loan is collateralized by Terminus 100, a 656,000 square foot office building in the Buckhead district of Atlanta, Georgia. The principal amount of the loan is $180 million, with an interest rate of 6.13% and a maturity of October 1, 2012. Interest is due monthly throughout the loan, with the principal balance due at maturity.

San Jose MarketCenter Mortgage Loan

In November 2007, Cousins San Jose MarketCenter, LLC (“San Jose”), a wholly-owed subsidiary of the Company, executed a loan agreement with Union Labor Life Insurance Company of America. This loan is non-recourse to the Company, subject to customary non-recourse “carve-outs,” and is collateralized by San Jose MarketCenter, a 357,000 square foot retail center in San Jose, California, of which the Company owns 214,000 square feet. San Jose cannot guarantee the debt of any other entity, including the Company. The principal amount of the loan is $83.3 million, with an interest rate of 5.6% and a maturity of December 1, 2010. Interest is due monthly throughout the loan.

Debt Principal Maturities Table

The aggregate maturities of the indebtedness of the Company at December 31, 2007 are as follows ($ in thousands):

2008	$13,554
2009	6,611
2010	107,298
2011	92,464
2012	306,369
Thereafter	149,893

$676,189

Other Debt Information

At December 31, 2007, the Company had outstanding letters of credit totaling approximately $14.7 million and performance bonds totaling approximately $19.4 million. The majority of the Company’s debt is fixed-rate long-term mortgage notes payable, most of which is non-recourse to the Company. The 333/555 North Point Center East note payable, $5.0 million of the Terminus 100 mortgage note payable, a portion of the miscellaneous notes, and the credit and term facilities are recourse to the Company, which in total equaled approximately $186.7 million at December 31, 2007. Assets with carrying values of $407.3 million were pledged as security on the $489.5 million non-recourse debt of the Company. As of December 31, 2007, the weighted average maturity of the Company’s consolidated debt was 5.3 years.

As of December 31, 2007, outstanding commitments for the construction and design of real estate projects, including an estimate for unfunded tenant improvements at operating properties, totaled approximately $337.2 million. At December 31, 2007 and 2006, the estimated fair value of the Company’s notes payable was approximately $680.9 million and $313.1 million, respectively, calculated by discounting future cash flows at estimated rates at which similar loans would have been obtained at December 31, 2007 and 2006.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the years ended December 31, 2007, 2006 and 2005, interest was recorded as follows ($ in thousands):

	Expensed	Capitalized	Total

2007
Continuing Operations	$8,816	$23,344	$32,160

2006
Continuing Operations	$11,119	$20,554	$31,673

2005
Continuing Operations	$9,094	$16,916	$26,010
Discontinued Operations	—	277	277

	$9,094	$17,193	$26,287

Lease Commitments Table

The Company has future lease commitments under ground leases and operating leases for office space aggregating approximately $16.5 million over weighted average remaining terms of 75 and 1.8 years, respectively. The Company recorded lease expense of approximately $865,000, $2.1 million and $2.2 million, net of amounts capitalized, in 2007, 2006 and 2005, respectively. Amounts due under these lease commitments are as follows:

2008	$614
2009	446
2010	311
2011	185
2012	128
Thereafter	14,780

$16,464

4.  DEFERRED GAIN

The deferred gain of $171.9 million and $154.1 million at December 31, 2007 and 2006, respectively, arose from two transactions with affiliates of The Prudential Insurance Company of America (“Prudential”) discussed as follows:

CP Venture LLC (“CPV”)

As discussed in Note 5 below, in 1998 the Company and Prudential entered into an agreement whereby the Company contributed interests in certain operating properties it owned to a venture and Prudential contributed an equal amount of cash. The venture was structured such that the operating properties were owned by CP Venture Two LLC (“CPV Two”) and the cash was held by CP Venture Three LLC (“CPV Three”). Upon formation, the Company owned an effective interest in CPV Two of 11.5%, and an effective interest in CPV Three of 88.5%, with Prudential owning the remaining effective interests of each entity. The Company’s effective interest in CPV Two was reduced to 10.4% in 2006. The Company accounts for its interest in CPV Two under the equity method (see Note 5), and the Company consolidates CPV Three.

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

The balances in deferred gain related to this venture were approximately $4.9 million and $5.4 million at December 31, 2007 and 2006, respectively. In 2007, CPV sold Mansell Crossing — Phase II, which resulted in a reduction in deferred gain of approximately $0.3 million, and in 2006, CPV sold Grandview II, which resulted in a reduction in deferred gain of approximately $0.3 million. These reductions in deferred gain were recognized in gain on sale of investment properties in the Consolidated Statements of Income.

CP Venture IV Holdings LLC (“CPV IV”)

On June 29, 2006, the Company formed CPV IV with Prudential. Upon formation, the Company contributed its interests in five properties (the “CPV IV Properties”) to CPV IV valued initially at $340.0 million. In 2006, Prudential contributed cash to CPV IV of $300.1 million (the “Base Contribution Amount”) and assumed mortgage debt valued at $40.0 million on one of the CPV IV Properties. In addition, in 2007, Prudential contributed an additional $20.5 million (the “Contingent Contribution Amount”) to CPV IV as certain conditions were satisfied with respect to the expansions of two CPV IV Properties.

Upon formation of CPV IV, the Company and Prudential formed two additional entities, wholly-owned by CPV IV: CP Venture Five LLC (“CPV Five”) and CP Venture Six LLC (“CPV Six”). CPV IV made a contribution of the Properties to CPV Five, and CPV Six holds rights to the Base Contribution Amounts and the Contingent Contribution Amounts. The Company, through its interest in CPV IV and CPV IV’s interest in CPV Five, has an 11.5% interest in the cash flow and capital proceeds of the CPV IV Properties, and Prudential has an 88.5% interest therein.

The cash contributed by Prudential will be used by CPV Six primarily to develop commercial real estate projects or to make acquisitions of real estate. In 2007, the Company conveyed its interests in two retail centers under development to CPV Six. Prudential receives a priority current return of 6.5% per annum on an amount equal to 11.5% of its capital contributions to the venture, in addition to a liquidation preference. After these preferences, the Company is entitled to certain priority distributions related to the properties developed or acquired by CPV Six after which, the Company and Prudential share residual distributions, if any, with respect to cash flows from CPV Six, 88.5% to the Company and 11.5% to Prudential.

The Company is accounting for its interest in CPV Five under the equity method in accordance with APB No. 18 (see Note 5) and is consolidating the assets and results of operations of CPV Six, with Prudential’s share in this entity recorded as minority interest.

The Company determined that the transaction qualified for accounting purposes as a sale of the properties to the venture pursuant to SFAS No. 66. However, because the legal consideration the Company received from this transaction was a controlling interest in CPV Six as opposed to cash, the Company determined that the gain on the transaction should be deferred. The Company will reduce the deferred gain as properties are sold by CPV Five and as distributions above certain thresholds are made by CPV Six. The gain was included in Deferred Gain on the Company’s Consolidated Balance Sheets and was calculated as 88.5% of the difference between the book value of the Properties and the fair value as detailed above. The balances in Deferred Gain related to this venture were approximately $167.0 million and $148.7 million at December 31, 2007 and 2006, respectively. This deferred gain may be recognized in future periods if cash distributed by CPV Six to the Company exceeds 10% of the aggregate value of the Properties.

5.	INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

The following information summarizes financial data and principal activities of unconsolidated joint ventures in which the Company had ownership interests. During the development or construction of an asset, the Company and its partners may be committed to provide funds pursuant to a development plan. However, in general, the

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company does not have any obligation to fund the working capital needs of its unconsolidated joint ventures. The partners may elect in their discretion to fund cash needs if the venture required additional funds to effect re-leasing or had other specific needs. Additionally, at December 31, 2007, the Company generally does not guarantee the outstanding debt of any of its unconsolidated joint ventures, except for customary “non-recourse carve-out” guarantees of certain mortgage notes, $26.2 million of the CF Murfreesboro Associates (“CF Murfreesboro”) construction loan, $17.3 million of the Terminus 200 LLC construction loan, and $6.75 million of the Glenmore Garden Villas construction loan. The information included in the following table entitled Summary of Financial Position is as of December 31, 2007 and 2006. The information included in the Summary of Operations table is for the years ended December 31, 2007, 2006 and 2005. All dollars are in thousands:

							Company’s
	Total Assets		Total Debt		Total Equity		Investment
	2007	2006	2007	2006	2007	2006	2007	2006

SUMMARY OF FINANCIAL POSITION:
CP Venture IV LLC entities	$359,058	$352,798	$38,137	$39,364	$302,679	$294,169	$17,764	$18,610
TRG Columbus Development Venture, Ltd.	108,448	154,281	5,128	76,861	63,945	55,724	28,081	27,619
Charlotte Gateway Village, LLC	172,781	178,784	133,864	144,654	37,409	32,912	10,468	10,502
CP Venture LLC entities	107,384	118,861	—	—	105,615	117,716	3,944	5,157
CL Realty, L.L.C.	124,422	117,820	6,350	5,357	114,490	108,316	71,195	66,979
CF Murfreesboro Associates	120,579	54,356	88,127	21,428	21,366	21,698	12,383	11,975
Temco Associates, LLC	63,504	66,001	3,397	3,746	59,042	60,786	30,508	31,223
Palisades West LLC	44,526	26,987	—	—	37,429	25,072	19,106	11,959
Crawford Long — CPI, LLC	39,847	42,524	51,558	52,404	(12,830)	(10,664)	(5,171)	(4,037)
Terminus 200 LLC	34,040	—	1,073	—	30,568	—	19,163	—
Ten Peachtree Place Associates	25,502	27,312	28,373	28,849	(3,279)	(1,796)	(3,136)	(2,411)
Wildwood Associates	21,640	21,816	—	—	21,552	21,730	(1,474)	(1,385)
Handy Road Associates, LLC	5,407	5,349	3,204	3,204	2,173	2,133	2,202	2,209
Pine Mountain Builders, LLC	7,569	3,999	2,347	614	2,553	2,347	1,551	1,191
Glenmore Garden Villas LLC	3,197	—	1,596	—	1,200	—	874	—
CPI/FSP I, L.P.	3,188	3,307	—	—	3,137	3,190	1,600	1,621
CSC Associates, LP	2,150	2,998	—	—	414	1,410	207	706
Other	686	—		—	650	—	212	—

	$1,243,928	$1,177,193	$363,154	$376,481	$788,113	$734,743	$209,477	$181,918

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

							Company’s
							Share of
	Total Revenues			Net Income (Loss)			Net Income (Loss)
	2007	2006	2005	2007	2006	2005	2007	2006	2005

SUMMARY OF OPERATIONS:
CP Venture IV LLC entities	$34,774	$15,326	$—	$6,158	$2,095	$—	$1,248	$1,831	$—
CP Venture LLC entities	20,259	20,546	22,907	23,252	15,577	9,154	2,401	1,792	1,053
Charlotte Gateway Village, LLC	31,212	30,753	30,586	5,708	5,048	4,468	1,176	1,176	1,158
TRG Columbus Development Venture, Ltd.	8,756	96,737	59,253	275	27,494	16,019	(184)	10,344	6,668
CL Realty, L.L.C.	7,393	24,922	45,836	3,374	11,144	13,354	998	6,491	8,902
CF Murfreesboro Associates	1,780	—	—	(332)	—	—	(202)	—	—
Temco Associates, LLC	8,305	46,796	30,063	256	15,574	8,801	161	7,387	3,931
Palisades West LLC	276	—	—	253	(21)	—	127	(11)	—
Crawford Long — CPI, LLC	10,752	10,512	9,798	1,477	1,176	936	693	540	419
Terminus 200 LLC	—	—	—	(386)	—	—	(193)	—	—
Ten Peachtree Place Associates	7,004	6,871	6,950	317	664	736	174	373	378
Wildwood Associates	8	—	102	(178)	(188)	(202)	(89)	(94)	(101)
CSC Associates, L.P.	(11)	174	42,027	(49)	289,464	22,071	(25)	142,108	10,963
Pine Mountain Builders, LLC	2,827	17,829	15,541	206	2,020	1,782	41	739	725
Handy Road Associates, LLC	4	187	122	(350)	(344)	(240)	(175)	(293)	—
CPI/FSP I, L.P.	—	—	—	(54)	(46)	—	(21)	(23)	3
Other	—	182	7,004	(95)	3,131	3,823	(34)	723	6,856

	$133,339	$270,835	$270,189	$39,832	$372,788	$80,702	$6,096	$173,083	$40,955

CPV IV — See Note 4 for more description. Upon formation of CPV IV in June 2006, the Company recorded its investment in CPV IV at an amount equal to 11.5% of its original cost basis in the CPV IV Properties. The Company recognized equity income from the operations of the Properties beginning on the formation date based on its percentage interest in CPV Five. CPV IV has a mortgage note payable with a carrying value of $38.1 million, a maturity of August 1, 2010 and an interest rate of 8.39%.

TRG Columbus Development Venture, Ltd. (“TRG”) — TRG is 40% owned by 50 Biscayne Ventures, LLC (“Biscayne”), and 60% owned by The Related Group of Florida (“Related”). Biscayne is 88.25% owned by the Company. TRG is substantially complete with the construction of a 529-unit condominium project in Miami, Florida and at December 31, 2007, had $5.1 million outstanding under a $132 million construction loan bearing interest at LIBOR plus 1.75%. This loan was repaid in full in January 2008. Biscayne is the limited partner in the venture and recognizes 40% of the income, after a preferred return to each partner on their equity investment. Biscayne is consolidated by the Company, and the Company records minority interest for Biscayne’s minority partner’s 11.75% interest. TRG recognizes revenue on condominium sales on the percentage of completion method consistent with the Company’s policy for such sales as outlined in Note 2 above. TRG began closing units in the fourth quarter of 2007 and at December 31, 2007 had closed 280 units. At December 31, 2007, based on information TRG was receiving from buyers in the closing process, management assessed the collectibility of the unsold units and determined that 144 units no longer met the requirements in SFAS No. 66 for percentage of completion accounting. TRG, accordingly, adjusted revenue for these units. Management of TRG analyzed the condominium project for impairment, based on the fact that certain units which were under contract have or are expected to be defaulted, and determined no impairment adjustment was required.

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

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

compounded return equal to 11.46% on its capital contributions, second to BOA until it has received an amount equal to the aggregate amount distributed to the Company and then 50% to each member. Gateway has a mortgage note payable with an original principal of $190 million, a maturity of December 1, 2016 and an interest rate of 6.41%.

CPV and CPV Two — See Note 4 for more description. In 1998, the Company and Prudential formed CPV and CPV Two to own and operate certain retail and office properties. Through December 29, 2006, the Company owned an 11.5% interest in the properties owned by CPV Two through its interest in CPV and CPV Two. On December 29, 2006, Prudential contributed equity in order to repay a maturing mortgage note payable on one of CPV Two’s retail centers. The Company did not contribute equity, and therefore the ownership interests in CPV Two changed to 89.6% for Prudential and 10.4% for the Company. As of December 31, 2007, CPV Two owned one office building totaling 69,000 rentable square feet and three retail properties totaling almost 950,000 rentable square feet.

In 2006, CPV sold Grandview II to an unrelated third party for approximately $22.8 million, and recorded a gain on this sale of approximately $6.4 million. In 2007, CPV sold Mansell Crossing — Phase II to an unrelated third party for approximately $20.9 million and recorded a gain on this sale of approximately $11.8 million. The Company recorded its share of the gains through Income from Unconsolidated Joint Ventures.

CL Realty, L.L.C. (“CL Realty”) — CL Realty is a 50-50 joint venture between the Company and Forestar Realty Inc. and is in the business of developing and investing primarily in single-family residential lot development properties. As of December 31, 2007, CL Realty was developing, either directly or through investments in joint ventures, 15 residential developments, 10 of which are in Texas, two in Georgia and three in Florida. CL Realty sold 361, 973 and 1,314 lots in 2007, 2006, and 2005, respectively, and 7,812 lots remain to be developed or sold at December 31, 2007. The venture also sold 10 and 134 acres of land in 2007 and 2006, respectively, and has interests in 620 remaining acres of land, which it intends to develop or sell as undeveloped tracts. CL Realty has construction loans at various projects, detailed as follows (dollars in thousands):

		CL Realty’s
	Total	Ownership	Maturity	Rate End of
Description (Interest Rate Base, if not fixed)	Debt	Percentage	Date	Year

CL Realty:
Consolidated:
Summer Lakes (Prime + 1.5)%	$3,276	100%	2/22/2009	8.75%
McKinney Village Park (LIBOR + 2.25%)	2,270	100%	3/28/2009	6.95%
Waterford Park (Prime + 1.5)%	804	100%	5/8/2009	8.75%

TOTAL	$6,350

Joint Ventures:
Blue Valley (Prime)	17,395	25%	5/11/2008	7.25%
Blue Valley (Prime)	4,600	25%	3/10/2008	7.25%
Long Meadow Farms (Prime)	3,293	37.5%	9/8/2009	7.25%
Stonewall Estates (Prime)	1,672	50%	5/31/2010	7.25%
Southern Trails (LIBOR + 0.25%; $13 million construction line)	864	80%	6/30/2008	4.95%
Blue Valley (Prime)	850	25%	9/28/2008	7.25%

TOTAL	$28,674

CF Murfreesboro — In July 2006, the Company formed CF Murfreesboro, a 50-50 joint venture between the Company and an affiliate of Faison Associates, to develop The Avenue Murfreesboro, an 810,000 square foot retail center in suburban Nashville, Tennessee. Upon formation, the joint venture acquired approximately 100 acres of

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

land for approximately $25 million, obtained a construction loan and commenced construction of the center. The construction loan has a maximum available of $131 million, an interest rate of LIBOR plus 1.15% and expires July 20, 2010. Approximately $88.1 million has been drawn on the construction loan as of December 31, 2007. The retail center under construction serves as primary collateral against the loan. In addition the Company has a repayment guarantee (equal to 20% of the maximum available) that reduces to 12.5% when certain leasing and financial performance criteria are met. The Company has a liability of approximately $262,000 at December 31, 2007, which is an estimate of its obligation under the guarantee.

Temco Associates, LLC (“Temco”) — Temco is a 50-50 joint venture between the Company and Forestar Realty Inc. As of December 31, 2007, Temco was developing, either directly or through investments in joint ventures, four single-family residential communities in Georgia with 1,562 total projected lots remaining to be developed or sold. During 2007, 2006 and 2005, Temco sold 75, 477, and 467 lots, respectively. Temco sold 130 and 1,088 acres of land during 2007 and 2006, respectively, and has interests in 6,440 remaining acres of land, which it intends to develop or sell as undeveloped tracts. Temco has debt of $3.4 million secured by the golf course at one of its residential developments. This debt matures January 2009 and carries a weighted average interest rate of 7.95%.

Palisades West LLC (“Palisades”) — In 2006, the Company formed Palisades in which it holds a 50% interest, with Dimensional Fund Advisors as a 25% partner and Forestar (USA) Real Estate Group as the other 25% partner. Upon formation, the Company contributed land and the other partners contributed an equal amount in cash, and Palisades commenced construction of two office buildings totaling 375,000 square feet in Austin, Texas, which buildings are still under development as of December 31, 2007. The partnership is funding the development of the buildings through equity contributions.

Crawford Long — CPI, LLC (“Crawford Long”)  — Crawford Long is a 50-50 joint venture between the Company and Emory University and owns the Emory Crawford Long Medical Office Tower, a 358,000 rentable square foot medical office building located in Midtown Atlanta, Georgia. Crawford Long has a mortgage note payable with an original principal of $55 million, a maturity of June 1, 2013 and an interest rate of 5.9%.

Terminus 200 LLC (“T200”) — T200 was formed in 2007 between a wholly-owned subsidiary of the Company and an affiliate of Prudential. Each partner has a 50% interest in T200, although cash flows may be allocated according to varying percentages based on certain performance criteria of the project, with the Company having a potentially higher percentage. T200 was formed for the purpose of developing and owning an office building, along with ancillary retail and commercial space, in the Terminus project in Atlanta, Georgia. Upon formation, T200 entered into a $138 million construction loan to fund construction, which matures in 2011 with interest at LIBOR plus 1.65%. If certain criteria are met, the loan may be extended for two, one-year renewal terms. The repayment of the loan, plus interest and expenses, is guaranteed equally by the two partners, limited to a principal amount of $17.25 million each. The Company recorded a liability of $173,000 representing the estimated fair value of the guarantee at the date of inception.

The Company also has a completion guarantee under the loan, for which the liability was estimated to be nominal. In addition, the Company is required to fund construction costs to T200 for amounts over certain limits, which it has determined is not probable, and the fair value of this guarantee is estimated to be nominal.

Ten Peachtree Place Associates (“TPPA”) — TPPA is a 50-50 joint venture between the Company and a wholly-owned subsidiary of The Coca-Cola Company, and owns Ten Peachtree Place, a 259,000 rentable square foot office building located in midtown Atlanta, Georgia. TPPA has a mortgage note payable for an original principal of $30 million with a maturity of April 1, 2015 and an interest rate of 5.39%.

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

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Wildwood Associates (“Wildwood”) — Wildwood is a 50-50 joint venture between the Company and IBM and owns approximately 36 acres of undeveloped land in Wildwood Office Park. Wildwood previously owned office buildings and stand-alone retail sites ground leased to various users, which were sold in 2004. Through December 31, 2007, the Company had contributed to Wildwood $84,000 in cash plus properties having an agreed-upon value of $62.8 million. During 2007, the Company satisfied an obligation to contribute additional land to Wildwood with an agreed-upon value of $8.3 million. The Company’s contributions of land were recorded at historical cost at the contribution to Wildwood, but the Company was given equity credit by Wildwood for the fair value of the property at the time of the contribution, which exceeded historical cost. The Company’s investment in Wildwood was a credit balance of $1.5 million at December 31, 2007. This credit balance resulted from the fact that cumulative distributions from Wildwood Associates over time have exceeded the basis of its contributions. In accordance with Statement of Position 78-9, “Accounting for Investments in Real Estate Ventures,” this basis differential will continue to be reduced, as the underlying land contributed is sold by the venture. Generally, the Company does not have any obligation to fund Wildwood’s working capital needs, and there was no debt at Wildwood Associates at December 31, 2007 or 2006.

Handy Road Associates, LLC (“Handy Road”) — Handy Road is a 50-50 joint venture between the Company and Handy Road Managers, LLC, and owns 1,187 acres of land in suburban Atlanta, Georgia for future development and/or sale. Handy Road has a $3.2 million note payable that is guaranteed by the partners of Handy Road Managers, LLC, has a maturity of March 10, 2008 and an interest rate of Prime plus 0.5%.

Pine Mountain Builders, LLC (“Pine Mountain Builders”) — Pine Mountain Builders is a 50-50 joint venture between the Company and Fortress Construction Company that constructs homes at three of the Company’s residential communities. During 2007, 2006 and 2005, Pine Mountain Builders sold 6, 39 and 42 homes, respectively. Pine Mountain Builders has loans related to speculative houses constructed with balances totaling approximately $2.3 million at December 31, 2007 and maturity dates to October 24, 2008. All the loans bear interest at Prime.

CPI/FSP I, L.P. (“CPI/FSP”) — CPI/FSP is a 50-50 limited partnership between the Company and CommonWealth Pacific LLC and CalPERS. CPI/FSP owned a pad of land of approximately 6 acres in Austin, Texas for potential future development and/or sale. Subsequent to December 31, 2007, the Company purchased this land from CPI/FSP.

Glenmore Garden Villas, LLC (“Glenmore”) — Glenmore, a 50-50 joint venture, was formed in 2007 between CREC and First Landmark, U.S.A., LLC, in order to develop a townhome project in Charlotte, North Carolina. Upon formation, Glenmore entered into two notes with a maximum available of $13.5 million at an interest rate of LIBOR + 2.25% and a maturity date of October 3, 2010. At December 31, 2007, the amount drawn on the note was approximately $1.6 million. Each of the two partners in Glenmore guarantee 50% of the payment of principal and interest on the notes described above, which totals a maximum liability to each partner of $6.75 million. No liability was recognized for this guarantee as the fair value was estimated to not be significant.

CSC Associates, L.P. (“CSC”) — CSC is a 50-50 limited partnership between the Company and a wholly-owned subsidiary of Bank of America Corporation. In September 2006, CSC sold its single asset, the 1.3 million square foot Bank of America Plaza in Atlanta, Georgia for a sales price of $436 million. CSC recognized a gain of approximately $273 million and distributed a majority of the equity of the venture to each partner. Prior to the sale, CSC had a note payable secured by Bank of America Plaza and a note receivable to the Company in equal amounts, and these notes were satisfied in full at the time of the sale.

Other — This category consists of several other joint ventures, the most significant of which are:

905 Juniper Venture, LLC (“905 Juniper”) — 905 Juniper is a joint venture between the Company and GDL Juniper, LLC that developed and sold a 94-unit condominium complex in Midtown Atlanta, Georgia. The Company accounted for the venture on the equity method during a portion of 2005 and then began consolidating its investment that same year. Therefore, results of operations for 905 Juniper in the

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accompanying table only reflect the period that the Company accounted for the venture on the equity method. Results of operations after consolidation were recorded in the multi-family residential unit sales and multi-family residential unit costs of sales line items, with the partner’s share of operations recorded as minority interest, in the accompanying Consolidated Statement of Income. The partner is an entity affiliated with Lawrence L. Gellerstedt III, Senior Vice President and President of the Company’s Office/Multi-Family Division.

Brad Cous Golf Venture, Ltd.  (“Brad Cous”) — Brad Cous is a 50-50 joint venture between the Company and W.C. Bradley Co. that developed and owned The Shops at World Golf Village, which was sold in 2006.

Verde Group, L.L.C. (“Verde”) — The Company has invested $10 million, which represented less than 2% of Verde’s equity at December 31, 2007, in Verde, a real estate development company. Verde issued additional equity subsequent to the Company’s investment at a higher price than the Company’s per unit ownership. As a result, the Company recognized a gain, net of tax, which it recorded in additional paid-in capital according to provisions of SAB No. 51, “Accounting for Sales of Stock by a Subsidiary,” for newly-formed, start-up or development-stage entities. Prior to 2006, the Company accounted for its investment in Verde under the equity method. In 2006, the Company began accounting for Verde on the cost method and therefore transferred its basis in Verde from investment in joint ventures to other assets.

285 Venture, LLC (“285 Venture”) — 285 Venture was a 50-50 joint venture between the Company and a commingled trust fund advised by J.P. Morgan Investment Management Inc. that developed and owned 1155 Perimeter Center West, which was sold in 2005. This venture was dissolved in 2006.

Additional Information — The Company recognized $9.1 million, $9.3 million, and $9.3 million of development, leasing, and management fees from unconsolidated joint ventures in 2007, 2006 and 2005, respectively. See Note 2, Fee Income, for a discussion of the accounting treatment for fees from unconsolidated joint ventures.

6.	STOCKHOLDERS’ INVESTMENT

Preferred Stock:

The Company has 4 million shares outstanding of its 7.75% Series A Cumulative Redeemable Preferred Stock (liquidation preference of $25 per share). The Company also has 4 million shares outstanding of its 7.50% Series B Cumulative Redeemable Preferred Stock (liquidation preference of $25 per share). The Series A preferred stock may be redeemed on or after July 24, 2008 and the Series B preferred stock may be redeemed on or after December 17, 2009, both at the Company’s option at $25 per share plus all accrued and unpaid dividends through the date of redemption. Dividends on both the Series A and Series B preferred stock are payable quarterly in arrears on February 15, May 15, August 15 and November 15.

Long-Term Incentive Compensation

1999 Incentive Stock Plan:

The Company maintains the 1999 Incentive Stock Plan (the “1999 Plan”), which allows the Company to issue awards of stock options, stock grants or stock appreciation rights. As of December 31, 2007, 348,836 shares were authorized to be awarded pursuant to the 1999 Plan, which allows awards of stock options, stock grants or stock appreciation rights. The Company also maintains the 1995 Stock Incentive Plan, the Stock Plan for Outside Directors and the Stock Appreciation Rights Plan (collectively, the “Predecessor Plans”) under which stock awards have been issued.

Stock Options — At December 31, 2007, 6,731,790 stock options awarded to key employees and outside directors pursuant to both the 1999 Plan and the Predecessor Plans were outstanding. The Company typically uses authorized, unissued shares to provide shares for option exercises. All stock options have a term of 10 years from the

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

date of grant. Key employee stock options granted prior to December 28, 2000 had a vesting period of five years under both the 1999 Plan and the Predecessor Plans. Options granted on or after December 28, 2000 have a vesting period of four years. In 2006, the Company amended the stock option certificates to add a retirement feature. Employees who meet the requirements of the retirement feature vest immediately in their stock options upon retirement. Accordingly, the Company immediately expensed any unamortized compensation for stock options for those employees who met the requirements upon adoption. In addition, the Company adjusted the vesting periods for options outstanding to reflect accelerated expense for employees who will become retirement-eligible within the next four years. In addition, an employee who meets the requirements of the retirement feature will have the remaining original term to exercise their stock options after retirement. The Company recognized additional compensation expense of $716,000, before any capitalization to projects under development or income tax benefit, in 2006 related to this modification. The certificates currently allow for an exercise period of one year after termination other than for retirement-eligible employees. Also in 2006, the stock option certificates for grants after December 11, 2006 were amended to include a stock appreciation right. A stock appreciation right permits an employee to waive his or her right to exercise the stock option and to instead receive the value of the option, net of the exercise price and tax withholding, in stock, without requiring the payment of the exercise. Outside director stock options are fully vested on the date of grant under the 1999 Plan but had a vesting period of one year under the Predecessor Plans.

The Company estimates the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model. The risk free interest rate utilized in the Black-Scholes calculation is the interest rate on U.S. Treasury Strips having the same life as the estimated life of the Company’s option awards. The assumed dividend yield is based on the expected dividend yield over the options’ expected life using historical data, adjusted for certain events. Expected life of the options granted was computed using historical data for certain grant years reflecting actual hold periods plus an estimated hold period for unexercised options outstanding using the mid-point between 2007 and the expiration date. Expected volatility is based on the historical volatility of the Company’s stock over a period relevant to the related stock option grant. For grants occurring after adoption of SFAS 123R, the Company expenses stock options with graded vesting using the straight-line method over the vesting period.

For purposes of the 2005 pro forma disclosures shown in Note 2 required by SFAS No. 123 and SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” and for SFAS 123R expense recognition in 2007 and 2006, the Company has computed the value of all stock options granted using the Black-Scholes option pricing model with the following assumptions and results:

	2007	2006	2005

Assumptions
Risk-free interest rate	3.60%	4.47%	4.53%
Assumed dividend yield	5.00%	4.58%	5.16%
Assumed lives of option awards (in years)	5.80	6.61	6.74
Assumed volatility	0.245	0.193	0.203
Results
Weighted average fair value of options granted	$3.74	$4.93	$3.68

As of December 31, 2007, the Company had recorded $6.3 million of total unrecognized compensation cost included in additional paid-in capital related to stock options, which will be recognized over a weighted average period of 2.2 years. The total intrinsic value of options exercised during 2007 was $6.9 million. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. In 2007, cash received from the exercise of options equaled $5.9 million.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of stock option activity under the 1999 Plan and the Predecessor Plans for the year ended December 31, 2007 (in thousands, except per share amounts and years):

		Weighted Average	Aggregate	Weighted-Average
	Number of	Exercise Price	Intrinsic	Remaining
	Options	per Option	Value	Contractual Life

1999 Plan and Predecessor Plans
Outstanding, beginning of year	6,117	$23.27
Granted	1,048	24.70
Exercised	(373)	16.71
Forfeited	(60)	31.06

Outstanding, end of year	6,732	$23.79	$12,557	6.58 years

Options exercisable at end of year	4,532	$21.51	$12,557	5.37 years

Stock Grants — As indicated above, the 1999 Plan provides for stock grants, which may be subject to specified performance and vesting requirements.

In 2006, 143,310 shares of performance accelerated restricted stock (“PARS”) granted previously to certain key employees vested. Compensation expense related to the PARS, before any capitalization to projects under development and income tax benefit, was approximately $449,000 and $655,000 in 2006 and 2005, respectively. The total fair value of the PARS which vested during 2006 was $5.1 million.

At December 31, 2007, the Company had 134,174 shares of restricted stock outstanding to certain key employees, which restricted stock is entitled to vote and receive dividends. The stock was issued on the grant date and recorded in Common Stock and Additional Paid-in Capital, with the offset also recorded in stockholders’ equity. As the restricted stock vests over its four-year life, the Company records compensation expense in accordance with SFAS 123R. Compensation expense related to the restricted stock, before any capitalization to projects under development or income tax benefit, was approximately $2.5 million, $2.9 million and $2.4 million in 2007, 2006 and 2005, respectively. As of December 31, 2007, the Company had recorded $3.4 million of unrecognized compensation cost included in additional paid-in capital related to restricted stock, which will be recognized over a weighted average period of 1.7 years. The total fair value of restricted stock which vested during 2007 was $2.3 million. The following table summarizes restricted stock activity during 2007:

		Average
	Number of	Grant Date
	Shares	Fair Value
	(In thousands)

Non-vested stock at December 31, 2006	164	$30.39
Granted	65	23.04
Vested	(91)	30.48
Forfeited	(4)	31.07

Non-vested stock at December 31, 2007	134	$26.77

Restricted Stock Unit Plan:

In 2005, the Company adopted the 2005 Restricted Stock Unit (“RSU”) Plan, under which 468,850 RSUs were outstanding at December 31, 2007. An RSU is a right to receive a payment in cash equal to the fair market value of one share of the Company’s stock upon vesting. The Company records compensation expense for RSUs over the vesting period and adjusts the expenses and related liabilities based on the market value of the Company’s common stock at each reporting period. Employees with RSUs receive payments during the vesting period equal to the

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

common dividends per share paid by the Company for each RSU held, which is also recorded in compensation expense. The RSU Plan was amended in 2006 to permit issuances to directors and to add a retirement feature. Employees who meet the requirements of the retirement feature vest immediately in their RSUs outstanding upon retirement. Accordingly, the Company immediately expensed any unamortized compensation expense for RSUs that met the requirement upon adoption. In addition, the Company adjusted the vesting period for employees who will become eligible under this feature before the end of their original vesting period. During 2007, 2006 and 2005, approximately $1.8 million, $3.0 million and $36,000 (including dividend payments), respectively, was recognized as compensation expense related to the RSUs for employees and directors, before capitalization to projects under development or income tax benefit.

In 2006, the Company also amended the RSU Plan to allow for grants of Performance Based RSUs, 220,000 of which are outstanding at December 31, 2007. The Performance Based RSUs do not receive dividends and these units vest five years from the date of grant, if certain performance measures are met. The Company is expensing the fair value of these RSUs over the vesting period and recognized approximately $467,000 and $1.1 million in 2007 and 2006, respectively, before capitalization to projects under development or income tax benefit.

As of December 31, 2007, the Company had a liability of approximately $7.1 million related to both types of RSUs, which will be recognized over a weighted average period of 2.0 years. The total fair value of RSUs and dividends paid in 2007 was $2.0 million. The following table summarizes RSU activity for 2007 (in thousands):

Outstanding at December 31, 2006	477
Granted	69
Vested	(69)
Forfeited	(8)

Outstanding at December 31, 2007	469

Other Stockholder Investment Information

Outside directors may elect to receive any portion of their director fees in stock, based on 95% of the average market price on the date of service. Outside directors elected to receive 10,724, 9,678 and 9,329 shares of stock in lieu of cash for director fees in 2007, 2006, and 2005, respectively.

Stock Repurchase Plan:

In 2006, the Board of Directors of the Company authorized a stock repurchase plan, which expires May 9, 2009, which allows the Company to purchase up to five million shares of its common stock. This replaces the 2004 authorization, which expired April 15, 2006 and was also for up to five million shares of the Company’s common stock. The Company purchased 878,500 shares in 2007 for an aggregate price of approximately $21,946,000. No common stock was repurchased in 2006. Prior to 2006, the Company purchased 2,691,582 shares of its common stock for an aggregate price of approximately $64,894,000 under previous plans.

Ownership Limitations:

In order to minimize the risk that the Company will not meet one of the requirements for qualification as a REIT, Cousins’ Articles of Incorporation include certain restrictions on the ownership of more than 3.9% of the Company’s total common and preferred stock.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Distribution of REIT Taxable Income:

The following is a reconciliation between dividends paid and dividends applied in 2007, 2006 and 2005 to meet REIT distribution requirements ($ in thousands):

	2007	2006	2005

Common and preferred dividends paid	$92,032	$266,214	$89,253
Dividends treated as taxable compensation	(227)	—	—
Portion of dividends declared in current year, and paid in current year, which was applied to the prior year distribution requirements	(19)	—	(4,621)
Portion of dividends declared in subsequent year, and paid in subsequent year, which will apply to current year	—	19	—
Dividends in excess of current year REIT distribution requirements	—	—	(26,209)

Dividends applied to meet current year REIT distribution requirements	$91,786	$266,233	$58,423

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tax Status of Dividends:

Distributions to stockholders are characterized for federal income tax purposes as ordinary income, capital gains, non-taxable return of capital, or a combination of the three. Distributions to stockholders that exceed the Company’s current and accumulated earnings and profits (calculated for federal income tax purposes) constitute a return of capital rather than a dividend and generally reduce the stockholder’s basis in the stock. To the extent that a distribution exceeds both current and accumulated earnings and profits and the stockholder’s basis in the stock, it will generally be treated as a gain from the sale or exchange of that stockholder’s stock. The following summarizes the taxability of dividends for the periods indicated:

		Type
		Total Capital Gain		Total Ordinary
		Long-Term	25% Unrecaptured	Qualified	Ordinary
2007 Dividends	Date Paid	Capital Gain	Section 1250 gain	Dividends	Dividends

Common	2/22/2007	61%	0%	0%	39%
	5/30/2007	43%	0%	0%	57%
	8/24/2007	54%	32%	0%	14%
	12/21/2007	3%	0%	0%	97%
Preferred A	2/15/2007	61%	0%	0%	39%
	5/15/2007	44%	0%	0%	56%
	8/15/2007	54%	32%	0%	14%
	11/15/2007	3%	0%	0%	97%
Preferred B	2/15/2007	61%	0%	0%	39%
	5/15/2007	44%	0%	0%	56%
	8/15/2007	54%	32%	0%	14%
	11/15/2007	3%	0%	0%	97%
2006 Dividends
Common	2/22/2006	15%	4%	56%	25%
	5/30/2006	78%	22%	0%	0%
	8/25/2006	78%	22%	0%	0%
	12/1/2006	78%	22%	0%	0%
	12/22/2006	78%	22%	0%	0%
Preferred A	2/15/2006	74%	20%	4%	2%
	5/15/2006	74%	20%	4%	2%
	8/15/2006	74%	20%	4%	2%
	11/15/2006	74%	20%	4%	2%
Preferred B	2/15/2006	74%	20%	4%	2%
	5/15/2006	74%	20%	4%	2%
	8/15/2006	74%	20%	4%	2%
	11/15/2006	74%	20%	4%	2%

Also, in 2007 and 2006, an amount calculated as a favorable adjustment of 0.0014%, and an unfavorable adjustment of 0.14%, respectively, for each year of total dividends was an “adjustment attributed to depreciation of tangible property placed in service after 1986” for alternative minimum tax purposes. In addition, in 2006, 2.98% of total dividends was a favorable “adjustment to gain or loss” for alternative minimum tax purposes. These amounts were passed through to stockholders and must be used as an item of adjustment in determining each stockholder’s alternative minimum taxable income.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	INCOME TAXES

CREC is a taxable entity and its consolidated provision for income taxes is composed of the following for the years ended December 31, 2007, 2006 and 2005 ($ in thousands):

	2007	2006	2005

Current tax provision (benefit):
Federal	$(3,243)	$6,167	$7,411
State	(564)	724	872

	(3,807)	6,891	8,283

Deferred tax provision (benefit):
Federal	(571)	(2,703)	816
State	(65)	(317)	97

	(636)	(3,020)	913

Total income tax provision (benefit)	(4,443)	3,871	9,196
	—
Benefit (provision) applicable to discontinued operations and sale of investment property	20	322	(1,440)

Provision (benefit) for income taxes from operations	$(4,423)	$4,193	$7,756

The net income tax provision differs from the amount computed by applying the statutory federal income tax rate to CREC’s income before taxes for the years ended December 31, 2007, 2006 and 2005 as follows ($ in thousands):

	2007		2006		2005
	Amount	Rate	Amount	Rate	Amount	Rate

Federal income tax provision (benefit)	$(4,371)	34%	$4,466	34%	$8,228	34%
State income tax provision, net of federal income tax effect	(72)	2%	525	4%	968	4%
Deferred tax adjustments	—	—	(1,184)	(9)%	—	—
Other	—	—	64	—	—	—

CREC provision (benefit) for income taxes	(4,443)	36%	3,871	29%	9,196	38%
Provision (benefit) applicable to discontinued operations and sale of investment property	20		322		(1,440)

Consolidated provision (benefit) applicable to income from continuing operations	$(4,423)		$4,193		$7,756

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax effect of significant temporary differences representing CREC’s deferred tax assets and liabilities, the net of which is included in the Accounts Payable and Accrued Liabilities line item on the accompanying Consolidated Balance Sheets, as of December 31, 2007 and 2006 is as follows ($ in thousands):

	2007	2006

Depreciation and amortization	$1,096	$1,514
Capitalized salaries	274	399
Residential lots basis differential	1,263	—
Charitable contributions	628	427
Other	358	222

Total deferred tax assets	3,619	2,562

Income from unconsolidated joint ventures	(3,400)	(1,481)
Residential lots basis differential	—	(1,499)
Other	(507)	(507)

Total deferred tax liabilities	(3,907)	(3,487)

Net deferred tax liability	$(288)	$(925)

8.	PROPERTY TRANSACTIONS

Property Sales

SFAS No. 144 requires that the gains and losses from the disposition of certain real estate assets and the related historical operating results be included in a separate section, Discontinued Operations, in the Consolidated Statements of Income for all periods presented.

During 2007, 2006 and 2005, the Company sold two, three and one properties, respectively, that met the criteria for discontinued operations:

Property Name	Square Feet

2007
North Point Ground Leases — 5 Parcels	N/A
3301 Windy Ridge Parkway	107,000
2006
The Avenue of the Peninsula	373,000
North Point Ground Leases — 7 Parcels	N/A
Frost Bank Tower	531,000
2005
Hanover Square South	69,000

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table details the components of Income from Discontinued Operations for the years ended December 31, 2007, 2006 and 2005 ($ in thousands):

	2007	2006	2005

Rental property revenues	$818	$19,802	$23,849
Other income	106	3,155	302
Rental property operating expenses	(459)	(8,969)	(10,738)
Depreciation and amortization	(152)	(12,186)	(9,636)
Provision for income taxes	—	(2)	(126)

	$313	$1,800	$3,651

Gain on sale of investment properties included in Discontinued Operations described above is as follows for the years ended December 31, 2007, 2006 and 2005 (net of income taxes and minority interest and $ are in thousands):

	2007	2006	2005

3301 Windy Ridge Parkway	$9,892	$—	$—
North Point Ground Leases	8,164	11,867	—
Frost Bank Tower	61	54,581	—
The Avenue of the Peninsula	(31)	20,053	—
Hanover Square South	—	(146)	1,070
Other	9	140	(33)

	$18,095	$86,495	$1,037

Property sales at joint ventures or sales where the Company has continuing involvement, as defined in EITF No. 03-13, do not qualify for treatment as discontinued operations. One of the ventures in which the Company has a 50% ownership interest, CSC, sold Bank of America Plaza in September 2006. Another venture in which the Company has a 50% ownership interest, 285 Venture, sold 1155 Perimeter Center West in July 2005. Neither the gain on sale nor the results of operations of Bank of America Plaza or 1155 Perimeter Center West were treated as discontinued operations.

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

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following supplemental pro forma financial information is presented for the year ended December 31, 2006 and 2005. The pro forma financial information is based upon the Company’s historical Consolidated Statements of Income, adjusted as if the acquisition of the remaining interests in 191 Peachtree occurred at the beginning of each of the periods presented. The supplemental pro forma financial information is not necessarily indicative of future results or of actual results that would have been achieved had the acquisition of the remaining interests in 191 Peachtree been consummated at the beginning of each period.

	Years Ended December 31,
	2006	2005
	($ in thousands,
	except per share)

Pro Forma
Revenues	$186,010	$192,805
Income from continuing operations	151,364	71,662
Income from discontinued operations	86,457	3,334
Net income available to common shareholders	222,571	59,746
Per share information:
Basic	$4.39	$1.20
Diluted	$4.24	$1.15

In September 2006, the Company acquired Cosmopolitan Center, a 102,000-square-foot office project in Sandy Springs, Georgia, which is on 9.5 acres of land and has long-term redevelopment opportunities, for approximately $12.5 million.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	NOTES AND OTHER RECEIVABLES

At December 31, 2007 and 2006, notes and other receivables included the following ($ in thousands):

	2007	2006

Notes receivable	$8,273	$4,114
Cumulative rental revenue recognized on a straight- line basis in excess of revenue accrued in accordance with lease terms (see Note 2)	15,864	7,918
Other receivables, net of allowance for doubtful accounts of $883 in 2007 and $501 in 2006	20,277	20,106

Total Notes and Other Receivables	$44,414	$32,138

Fair Value — At December 31, 2007 and 2006, the estimated fair value of the Company’s notes receivable was $8.2 million and $4.0 million, respectively, calculated by discounting future cash flows from the notes receivable at estimated rates at which similar loans would have been made at December 31, 2007 and 2006.

10.	OTHER ASSETS

At December 31, 2007 and 2006, Other Assets included the following ($ in thousands):

	2007	2006

Investment in Verde	$9,376	$9,376
FF&E and leasehold improvements, net of accumulated depreciation of $11,212 and $16,429 as of December 31, 2007 and 2006, respectively	15,087	8,665
Predevelopment costs and earnest money	16,692	22,924
Loan closing costs, net of accumulated amortization of $1,448 and $1,624 as of December 31, 2007 and 2006, respectively	5,499	3,358
Deposits	9,180	—
Prepaid expenses and other assets	3,573	3,173
Intangible Assets:
Goodwill	5,529	5,602
Above market leases, net of accumulated amortization of $6,028 and $1,447 as of December 31, 2007 and 2006, respectively	4,598	9,407
In-place leases, net of accumulated amortization of $1,589 and $472 as of as of December 31, 2007 and 2006, respectively	1,409	2,589

	$70,943	$65,094

Intangible assets relate primarily to the acquisitions of the interests in 191 Peachtree and Cosmopolitan Center in 2006 (see Note 8). The Company also acquired intangible liabilities related to the purchases, including below market tenant leases and an above market ground lease, which are recorded within Accounts Payable and Accrued Liabilities on the Consolidated Balance Sheets. Both above and below market tenant leases are amortized into rental revenues over the individual remaining lease terms. The above market ground lease is amortized into rental property operating expenses. In-place leases are amortized into depreciation and amortization expense, also over the individual remaining lease terms. Aggregate amortization related to intangible assets and liabilities was $5.6 million and $1.8 million for the years ended December 31, 2007 and 2006, respectively. Over the next five years and

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

thereafter, aggregate amortization of these intangible assets and liabilities is anticipated to be as follows ($ in thousands):

	Below Market	Below Market	Above Market	In Place
	Rents	Ground Lease	Rents	Leases	Total

2008	(153)	(9)	4,093	865	4,796
2009	(127)	(9)	182	120	166
2010	(125)	(9)	182	97	145
2011	(116)	(9)	137	79	91
2012	(48)	(9)	1	60	4
Thereafter	(77)	(670)	3	188	(556)
	(646)	(715)	4,598	1,409	4,646
Weighted average amortization period	6.3 years	80.0 years	2.5 years	3 .6 years	6.9 years

The Company has goodwill recorded on its Consolidated Balance Sheets, which relates entirely to the office reporting unit. As office assets are sold, either by the Company or by joint ventures in which the Company has an interest, goodwill is allocated to the cost of each sale. The following is a summary of goodwill activity for the years ended December 31, 2007 and 2006 ($ in thousands):

	2007	2006

Beginning Balance	$5,602	$8,324
Allocated to sales	(73)	(2,722)

Ending Balance	$5,529	$5,602

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	CONSOLIDATED STATEMENTS OF CASH FLOWS — SUPPLEMENTAL INFORMATION

Supplemental information related to cash flows, including significant non-cash activity affecting the Statements of Cash Flows, for the years ended December 31, 2007, 2006 and 2005 is as follows ($ in thousands):

	2007	2006	2005

Interest paid, including defeasance costs, net of amounts capitalized	$5,760	$25,220	$8,295
Income taxes paid, net of refunds	(2,025)	7,386	6,757
Non-cash Transactions:
Transfer from land to projects under development	19,239	4,783	20,336
Transfer from land to investment in joint venture	—	12,569	14,198
Transfer from land to operating properties	2,868	505	—
Transfer from projects under development to operating properties	163,509	100,740	51,539
Transfer from projects under development to land	4,547	3,198	7,005
Transfer from operating properties to land	3,338	7,250	—
Transfer from operating properties to held-for-sale property	—	1,470	—
Transfers related to venture formations (see Note 5 herein):
Projects under development to investment in joint venture	29,637	4,129	—
Operating properties to investment in joint venture	—	15,826	—
Change in accrued expenditures excluded from development and acquisition expenditures	5,652	4,964	19,897
Transfer from minority interest to deferred gain	2,363	—	—
Transfer from other assets to land	—	228	—
Transfer from other assets to projects under development	18,694	802	—
Transfer from other assets to operating properties	136	—	—
Transfer from other assets to investment in joint ventures, net of tax	—	863	—
Transfer from investment in joint ventures to other assets	—	9,376	—
Change in accumulated other comprehensive income	4,302	—	—
SAB 51 gain, net of tax, recorded in investment in joint ventures and additional paid-in capital	—	453	354
Receipt of promissory note for expense reimbursement	—	—	514
Transfer from investment in joint venture upon consolidation of 905 Juniper to:
Projects under development	—	—	(8,940)
Restricted cash	—	—	(1,098)
Notes and other receivables	—	—	(2,077)
Notes payable	—	—	2,548
Accounts payable and accrued liabilities	—	—	1,619
Minority interest	—	—	875
Investment in joint venture	—	—	7,073

12.	RENTAL PROPERTY REVENUES

The Company’s leases typically contain escalation provisions and provisions requiring tenants to pay a pro rata share of operating expenses. The leases typically include renewal options and are classified and accounted for as operating leases. The majority of the Company’s real estate assets are concentrated in the Southeastern United States.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2007, future minimum rentals to be received by consolidated entities under existing non-cancelable leases, excluding tenants’ current pro rata share of operating expenses, are as follows ($ in thousands):

	Office	Retail	Industrial	Total

2008	$89,704	$20,955	$2,259	$112,918
2009	91,155	21,205	2,282	114,642
2010	85,003	21,421	2,326	108,750
2011	77,532	20,877	2,364	100,773
2012	69,955	19,406	682	90,043
Subsequent to 2012	274,532	87,627	—	362,159

	$687,881	$191,491	$9,913	$889,285

13.	PROFIT SHARING/401(K) PLAN

The Company has a 401(k) plan which covers active regular employees. Employees are eligible under this plan immediately upon hire, and pre-tax contributions are allowed up to the limits set by the Internal Revenue Service. The Company has a profit sharing plan which covers active regular employees who work a minimum of 1,000 hours per year. The Compensation, Nominating and Governance Committee of the Board of Directors makes an annual, discretionary determination of the percentage contribution of an eligible employees’ compensation that will be made by the Company into the profit sharing plan. In order to be an eligible employee, the employee must, among other factors, be an active employee on January 1 or July 1 and December 31 of that plan year. The Company contributed or plans to contribute approximately $3.7 million, $3.2 million and $2.7 million to the profit sharing plan for the 2007, 2006 and 2005 plan years, respectively.

14.	SAB NO. 108

The Company adopted SAB 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” effective December 31, 2006. As permitted by SAB 108, the Company adjusted retained earnings as of January 1, 2006 for the cumulative effect of the following misstatements from prior years. All of these adjustments were considered to be immaterial individually and in the aggregate in prior years based on the Company’s historical method of determining materiality:

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

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Impact of Adjustments

The impact of each of the items noted above on retained earnings as of January 1, 2006 is presented below (in thousands):

	Deferred	Investment in
	Tax	Unconsolidated	Vacation
	Liability	Joint Ventures	Accrual	Total

Investment in unconsolidated joint ventures, net of tax	$—	$260	$—	$260
Accounts payable and accrued liabilities	(2,827)	—	213	(2,614)

Cumulative undistributed net income	$(2,827)	$260	$213	$(2,354)

15.	REPORTABLE SEGMENTS

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

In periods prior to 2006, the Company recorded reimbursements of salary and benefits of on-site employees pursuant to management agreements with third parties and unconsolidated joint ventures as reductions of general and administrative expenses. In 2006, the Company began recording these reimbursements in Fee Income on the Consolidated Statements of Income and reclassified prior period amounts to conform to the 2006 presentation. As a result, when compared to amounts reported in the 2005 Form 10-K, Fee Income and General and Administrative Expenses in total have increased by $15.1 million in 2005, of which $15 million related to the Office/Multi-Family Division and $100,000 to the Retail Division.

Company management evaluates the operating performance of its reportable segments based on funds from operations available to common stockholders (“FFO”). FFO is a supplemental operating performance measure used in the real estate industry. Prior to 2006, the Company calculated FFO in accordance with the National Association of Real Estate Investment Trusts’ (“NAREIT”) definition of FFO, which is net income available to common stockholders (computed in accordance with GAAP), excluding extraordinary items, cumulative effect of change in accounting principle and gains or losses from sales of depreciable property, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures to reflect FFO on the same basis. In 2005, the Company included $5.0 million in income from a real estate venture related to the sale of real estate in its NAREIT-defined calculation of FFO. The Company included this amount in FFO because based on the nature of the investment, the Company believes this income should not be considered gain on the sale of depreciable property. The Company presented the NAREIT-defined calculation and also presented an adjusted NAREIT-defined calculation of FFO to add back the losses on extinguishment of debt recognized in 2006. The Company presented this additional measure of FFO because the losses on extinguishment of debt that the Company recognized related to a sale or an exchange of depreciable real estate, and all other amounts related to a sale or an exchange of depreciable real estate are excluded from FFO.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In periods prior to 2007, the Company presented segment net income in its segment footnote, as well as a breakout of assets, investment in joint ventures and capital expenditures made. Management does not utilize these measures when analyzing its segments or when making resource allocation decisions, and therefore this information is no longer provided by segment. FFO is reconciled to net income on a total company basis.

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

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tables below present information about the Company’s reportable segments for the years ended December 31, 2007, 2006 and 2005 (in thousands).

	Office/Multi-	Retail	Land	Industrial	Unallocated and
Year Ended December 31, 2007	Family Division	Division	Division	Division	Other	Total

Rental property revenues — continuing	$82,859	$27,253	$—	$2,557	$—	$112,669
Rental property revenues — discontinued	707	111	—	—	—	818
Residential lot and outparcel sales	—	3,000	6,949	—	—	9,949
Multi-family residential unit sales	20	—	—	—	—	20
Fee income	29,158	5,465	764	912	15	36,314
Other income — continuing	4,076	2,152	12	21	168	6,429
Other income — discontinued	36	70	—	—	—	106

Total revenues from consolidated entities	116,856	38,051	7,725	3,490	183	166,305
Rental property operating expenses — continuing	(38,075)	(8,513)	—	(608)	—	(47,196)
Rental property operating expenses — discontinued	(478)	19	—	—	—	(459)
Residential lot and outparcel cost of sales	—	(1,983)	(5,826)	—	—	(7,809)
Multi-family residential unit cost of sales	124	—	—	—	—	124
Third party leasing and management direct operating expenses	(18,110)	(326)	—	—	—	(18,436)
General and administrative expenses	(4,928)	(7,703)	(2,431)	(423)	(23,889)	(39,374)
Loss on extinguishment of debt	—	—	—	—	(446)	(446)
Other expenses — continuing	(350)	(792)	(469)	(1,212)	(11,608)	(14,431)

Total costs and expenses	(61,817)	(19,298)	(8,726)	(2,243)	(35,943)	(128,027)
Benefit for income taxes from operations - continuing	—	—	—	—	4,423	4,423
Minority interest in income from consolidated subsidiaries	596	(2,538)	100	186	—	(1,656)
Funds from operations from unconsolidated joint ventures:
Unconsolidated joint venture revenue less operating expenses	7,006	4,822	—	—	—	11,828
Residential lot and outparcel sales, net	—	—	2,474	—	—	2,474
Multi-family residential sales, net	(186)	—	—	—	—	(186)
Other joint venture income, net	(240)	71	(1,087)	—	(3,379)	(4,635)

Total funds from operations from unconsolidated joint ventures	6,580	4,893	1,387	—	(3,379)	9,481
Gain on sale of undepreciated investment properties — continuing	21	4,354	—	622	—	4,997
Gain on sale of undepreciated investment properties — discontinued	—	8,164	—	—	—	8,164
Preferred stock dividends	—	—	—	—	(15,250)	(15,250)

Funds from operations available to common stockholders	$62,236	$33,626	$486	$2,055	$(49,966)	$48,437

Real estate depreciation and amortization:
Continuing						(37,697)
Discontinued						(152)
Unconsolidated joint ventures						(4,571)

Total real estate depreciation and amortization						(42,420)

Gain on sale of depreciated investment properties, net of applicable income tax provision:
Continuing						538
Discontinued						9,931
Unconsolidated joint ventures						1,186

Total gain on sale of depreciated investment properties, net of applicable income tax provision						11,655

Net income available to common stockholders						$17,672

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Office/Multi-	Retail	Land	Industrial	Unallocated
Year Ended December 31, 2006	Family Division	Division	Division	Division	and Other	Total

Rental property revenues — continuing	$59,016	$29,425	$—	$555	$—	$88,996
Rental property revenues — discontinued	11,134	8,668	—	—	—	19,802
Residential lot and outparcel sales	—	6,515	10,497	272	—	17,284
Multi-family residential unit sales	23,134	—	—	—	—	23,134
Fee Income	30,919	2,476	2,070	—	—	35,465
Other income — continuing	(33)	727	78	4	597	1,373
Other income — discontinued	2,300	855	—	—	—	3,155

Total revenues from consolidated entities	126,470	48,666	12,645	831	597	189,209
Rental property operating expenses — continuing	(26,097)	(8,997)	—	(149)	—	(35,243)
Rental property operating expenses — discontinued	(6,098)	(2,871)	—	—	—	(8,969)
Residential lot and outparcel cost of sales	—	(5,287)	(7,248)	(216)	—	(12,751)
Multi-family residential unit cost of sales	(19,403)	—	—	—	—	(19,403)
Third party leasing and management direct operating expenses	(18,717)	(404)	—	—	—	(19,121)
General and administrative expenses	(7,548)	(5,830)	(2,700)	(339)	(23,055)	(39,472)
Other expenses — continuing	(867)	(1,644)	(426)	(65)	(13,837)	(16,839)

Total costs and expenses	(78,730)	(25,033)	(10,374)	(769)	(36,892)	(151,798)
Provision for income taxes from operations — continuing	—	—	—	—	(4,193)	(4,193)
Provision for income taxes from operations — discontinued	—	(2)	—	—	—	(2)
Minority interest in income from consolidated subsidiaries	(3,343)	(861)	—	74	—	(4,130)
Funds from operations from unconsolidated joint ventures:
Unconsolidated joint venture revenues less operating expenses	16,100	5,367	—	—	—	21,467
Residential lot and outparcel sales, net	—	—	14,892	—	—	14,892
Multi-family residential sales, net	10,172	—	—	—	—	10,172
Other joint venture income, net	148	225	(665)	—	46	(246)

Total funds from operations from unconsolidated joint ventures	26,420	5,592	14,227	—	46	46,285
Gain on sale of undepreciated investment properties — continuing			2,481	—	—	2,481
Gain on sale of undepreciated investment properties — discontinued	—	11,867	—	—	—	11,867
Preferred stock dividends	—	—	—	—	(15,250)	(15,250)

Funds from operations available to common stockholders, excluding loss on extinguishment of debt	70,817	40,229	18,979	136	(55,692)	74,469
Loss on extinguishment of debt	—	—	—	—	(18,207)	(18,207)

Funds from operations available to common stockholders, as defined	$70,817	$40,229	$18,979	$136	$(73,899)	56,262

Real estate depreciation and amortization:
Continuing						(28,593)
Discontinued						(12,186)
Unconsolidated joint ventures						(8,819)

Total real estate depreciation and amortization						(49,598)

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Office/Multi-	Retail	Land	Industrial	Unallocated
Year Ended December 31, 2006	Family Division	Division	Division	Division	and Other	Total

Gain on sale of depreciated investment properties, net of applicable income tax provision:
Continuing						531
Discontinued						86,495
Unconsolidated joint ventures						123,751

Total gain on sale of depreciated investment properties, net of applicable income tax provision						210,777

Net income (loss) available to common stockholders						$217,441

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Office/Multi-	Retail	Land	Industrial	Unallocated
Year Ended December 31, 2005	Family Division	Division	Division	Division	and Other	Total

Rental property revenues — continuing	$52,195	$24,490	$—	$—	$—	$76,685
Rental property revenues — discontinued	13,700	10,149	—	—	—	23,849
Residential lot and outparcel sales	—	7,004	14,929	—	—	21,933
Multi-family residential unit sales	11,233	—	—	—	—	11,233
Fee income	32,722	1,213	1,264	—	—	35,199
Other income — continuing	1,277	561	77	—	515	2,430
Other income — discontinued	—	302	—	—	—	302

Total revenues from consolidated entities	111,127	43,719	16,270	—	515	171,631
Rental property operating expenses — continuing	(22,200)	(7,127)	—	—	—	(29,327)
Rental property operating expenses — discontinued	(6,619)	(4,119)	—	—	—	(10,738)
Residential lot and outparcel cost of sales	—	(5,638)	(10,766)	—	—	(16,404)
Multi-family residential unit cost of sales	(9,405)	—	—	—	—	(9,405)
Third party leasing and management direct operating expenses	(16,486)	(142)	—	—	—	(16,628)
General and administrative expenses	(6,946)	(3,205)	(1,774)	(153)	(27,113)	(39,191)
Other expenses — continuing	(410)	(338)	(691)	(12)	(11,917)	(13,368)

Total costs and expenses	(62,066)	(20,569)	(13,231)	(165)	(39,030)	(135,061)
Provision for income taxes from operations — continuing	—	—	—	—	(7,756)	(7,756)
Provision for income taxes from operations — discontinued	—	(126)	—	—	—	(126)
Minority interest in income from consolidated subsidiaries	(3,037)	—	—	—	—	(3,037)
Funds from operations from unconsolidated joint ventures:
Unconsolidated joint venture revenues less operating expenses	22,764	2,072	—	—	—	24,836
Residential lot and outparcel sales, net	—	—	13,688	—	—	13,688
Multi-family residential sales, net	7,182	—	—	—	—	7,182
Other joint venture income, net	(65)	5,443	(560)	—	(2,662)	2,156

Total funds from operations from unconsolidated joint ventures	29,881	7,515	13,128	—	(2,662)	47,862
Gain on sale of undepreciated investment properties — continuing	590	—	14,893	—	—	15,483
Preferred stock dividends	—	—	—	—	(15,250)	(15,250)

Funds from operations available to common stockholders	$76,495	$30,539	$31,060	$(165)	$(64,183)	73,746

Real estate depreciation and amortization:
Continuing						(23,999)
Discontinued						(9,636)
Unconsolidated joint ventures						(8,842)

Total real estate depreciation and amortization						(42,477)

Gain on sale of depreciated investment properties, net of applicable income tax provision:
Continuing						250
Discontinued						1,037
Unconsolidated joint ventures						1,935

Total gain on sale of depreciated investment properties, net of applicable income tax provision						3,222

Net income (loss) available to common stockholders						$34,491

* * * * * *

SCHEDULE III
(PAGE 1 of 6)

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES

REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2007
($ in thousands)

				Costs Capitalized		Gross Amount at Which
		Initial Cost		Subsequent		Carried at
		to Company		to Acquisition		Close of Period
					Buildings		Buildings					Life on
					and		and					Which De-
					Improvements		Improvements					preciation
		Land		Land	less Cost		less Cost		Accumu-	Date of		in 2007
		and	Buildings	and	of Sales,		of Sales,		lated	Construc-		Statement
		Improve-	and	Improve-	Transfers	Land and	Transfers	Total	Deprecia-	tion/	Date	of Income
Description/Metropolitan Area	Encumbrances	ments	Improvements	ments	and Other	Improvements	and Other	(a)	tion(a)	Renovation	Acquired	is Computed(b)

LAND HELD FOR INVESTMENT OR FUTURE DEVELOPMENT
North Point Land Suburban Atlanta, GA	$—	$10,294	$—	$23,102	$(28,098)	$33,396	$(28,098)	$5,298	$—	—	1970-1985	—
Terminus Land Atlanta, GA	—	18,745	—	11,078	(20,347)	29,823	(20,347)	9,476	—	—	2005	—
King Mill Distribution Park Suburban Atlanta, GA	—	10,528	—	3,074	—	13,602	—	13,602	—	—	2005	—
Jefferson Mill Business Park Suburban Atlanta, GA	—	14,223	—	1,720	(564)	15,943	(564)	15,379	—	—	2006	—
Lakeside Ranch Business Park Dallas, TX	—	6,328	—	3,015	—	9,343	—	9,343	—	—	2006	—
615 Peachtree Street Atlanta, GA	—	4,740	7,349	—	(1,925)	4,740	5,424	10,164	—	—	1996	—
Wildwood Land Suburban Atlanta, GA	—	10,214	—	4,961	(14,292)	15,175	(14,292)	883	—	—	1971-1989	—
Round Rock/ Austin, Texas Land Austin, TX	—	12,802	—	4,305	—	17,107	—	17,107	—	—	2005	—
Land Adjacent to The Avenue Forsyth Suburban Atlanta, GA	—	11,240	—	2,394	(885)	13,634	(885)	12,749	—	—	2007	—
Land Adjacent to The Avenue Webb Gin Suburban Atlanta, GA	—	946	—	—	—	946	—	946	—	—	2005	—
Lancaster Land Dallas, TX	—	3,901	—	911	—	4,812	—	4,812	—	—	2007	—
Land Adjacent to The Avenue Carriage Crossing Memphis, TN	—	7,208	—	2,052	(7,291)	9,260	(7,291)	1,969	—	—	2004	—
505 and 511 Peachtree Street Atlanta, GA	—	3,389	—	—	—	3,389	—	3,389	—	—	2004	—

Total Land Held for Investment or Future Development	—	114,558	7,349	56,612	(73,402)	171,170	(66,053)	105,117	—

OPERATING PROPERTIES
Office
American Cancer Society Center Atlanta, GA	136,000	5,226	67,370	—	21,082	5,226	88,452	93,678	44,641	—	1999	25 years
Galleria 75 Atlanta, GA	—	6,673	4,743	—	179	6,673	4,922	11,595	1,772	—	2004	25 years
The Points at Waterview Dallas, TX	17,818	2,558	22,910	—	4,627	2,558	27,537	30,095	9,503	—	2000	25 years
Lakeshore Park Plaza Birmingham, AL	8,785	3,362	12,261	—	4,090	3,362	16,351	19,713	5,145	—	1998	30 years

SCHEDULE III
(PAGE 2 of 6)

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES

REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2007
($ in thousands)

					Costs Capitalized		Gross Amount at Which
			Initial Cost		Subsequent		Carried at
			to Company		to Acquisition		Close of Period
						Buildings		Buildings					Life on
						and		and					Which De-
						Improvements		Improvements					preciation
			Land		Land	less Cost		less Cost		Accumu-	Date of		in 2007
			and	Buildings	and	of Sales,		of Sales,		lated	Construc-		Statement
			Improve-	and	Improve-	Transfers	Land and	Transfers	Total	Deprecia-	tion/	Date	of Income
Description/Metropolitan Area	Encumbrances		ments	Improvements	ments	and Other	Improvements	and Other	(a)	tion(a)	Renovation	Acquired	is Computed(b)

600 University Park Place Birmingham, AL	$12,973		$1,899	$—	$—	$17,307	$1,899	$17,307	$19,206	$5,100	$1998	$1998	$30 years
333 North Point Center East Suburban Atlanta, GA	28,862	(c)	551	—	—	12,941	551	12,941	13,492	5,474	1996	1996	30 years
555 North Point Center East Suburban Atlanta, GA	—	(c)	368	—	—	17,246	368	17,246	17,614	5,945	1998	1998	30 years
One Georgia Center Atlanta, GA	—		9,267	27,079	—	7,490	9,267	34,569	43,836	7,946	—	2000	30 years
3100 Windy Hill Road Atlanta, GA	—		309	17,005	—	28	309	17,033	17,342	7,539	1997	1997	25 years
100 North Point Center East Suburban Atlanta, GA	25,000	(d)	1,475	9,625	—	1,710	1,475	11,335	12,810	3,855	—	2003	25 years
200 North Point Center East Suburban Atlanta, GA	—	(d)	1,726	7,920	—	2,077	1,726	9,997	11,723	2,526	—	2003	25 years
Cosmopolitan Center Atlanta, GA	—		9,465	2,581	—	242	9,465	2,823	12,288	635	—	2006	24 years
191 Peachtree Tower Atlanta, GA(e)	—		5,355	141,012	—	11,739	5,355	152,751	158,106	8,678	—	2006	40 years
221 Peachtree Center Avenue Garage Atlanta, GA	—		13,337	4,217	—	—	13,337	4,217	17,554	230	—	2007	39 years
555 and 557 Peachtree Street Atlanta, GA	—		2,600	268	—	—	2,600	268	2,868	171	—	2006	2 years
Meridian Mark Plaza Atlanta, GA	23,196		2,200	—	19	24,081	2,219	24,081	26,300	9,712	1997	1997	30 years
Inhibitex Suburban Atlanta, GA	—		675	—	—	5,959	675	5,959	6,634	966	2004	2004	30 years
AtheroGenics Suburban Atlanta, GA	—		200	—	—	7,455	200	7,455	7,655	4,674	1998	1998	30 years

Total Office	252,634		67,246	316,991	19	138,253	67,265	455,244	522,509	124,512

Retail
The Avenue Carriage Crossing Memphis, TN	—		11,238	—	—	77,801	11,238	77,801	89,039	10,082	2004	2004	30 years
The Avenue Webb Gin Suburban Atlanta, GA	—		11,583	—	—	66,539	11,583	66,539	78,122	4,396	2005	2005	30 years
San Jose MarketCenter San Jose, CA	83,300		39,121	—	—	43,943	39,121	43,943	83,064	3,013	2005	2005	30 years

Total Retail	83,300		61,942	—	—	188,283	61,942	188,283	250,225	17,491

SCHEDULE III
(PAGE 3 of 6)

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES

REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2007
($ in thousands)

				Costs Capitalized		Gross Amount at Which
		Initial Cost		Subsequent		Carried at
		to Company		to Acquisition		Close of Period
					Buildings		Buildings					Life on
					and		and					Which De-
					Improvements		Improvements					preciation
		Land		Land	less Cost		less Cost		Accumu-	Date of		in 2007
		and	Buildings	and	of Sales,		of Sales,		lated	Construc-		Statement
		Improve-	and	Improve-	Transfers	Land and	Transfers	Total	Deprecia-	tion/	Date	of Income
Description/Metropolitan Area	Encumbrances	ments	Improvements	ments	and Other	Improvements	and Other	(a)	tion(a)	Renovation	Acquired	is Computed(b)

Industrial
King Mill Distribution Park — Building 3A Suburban Atlanta, GA	$2,703	$1,943	$—	$195	$11,944	$2,138	$11,944	$14,082	$927	2005	2005	30 years
King Mill Distribution Park — Building 3B Suburban Atlanta, GA	2,046	1,943	—	—	8,829	1,943	8,829	10,772	25	2005	2005	30 years

Total Industrial	4,749	3,886	—	195	20,773	4,081	20,773	24,854	952

Total Operating Properties	340,683	133,074	316,991	214	347,309	133,288	664,300	797,588	142,955

SCHEDULE III
(PAGE 4 of 6)

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES

REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2007
($ in thousands)

				Costs Capitalized		Gross Amount at Which
		Initial Cost		Subsequent		Carried at
		to Company		to Acquisition		Close of Period
					Buildings		Buildings					Life on
					and		and					Which De-
					Improvements		Improvements					preciation
		Land		Land	less Cost		less Cost		Accumu-	Date of		in 2007
		and	Buildings	and	of Sales,		of Sales,		lated	Construc-		Statement
		Improve-	and	Improve-	Transfers	Land and	Transfers	Total	Deprecia-	tion/	Date	of Income
Description/Metropolitan Area	Encumbrances	ments	Improvements	ments	and Other	Improvements	and Other	(a)	tion(a)	Renovation	Acquired	is Computed(b)

PROJECTS UNDER CONSTRUCTION
Office/Multi-Family
Terminus 100 Atlanta, GA	$180,000	$14,473	$—	$—	$149,859	$14,473	$149,859	$164,332	$2,888	2007	2005	—
10 Terminus Place Atlanta, GA	—	7,810	—	—	36,426	7,810	36,426	44,236	—	N/A	2005	—

Total Office/Multi-Family	180,000	22,283	—	—	186,285	22,283	186,285	208,568	2,888

Retail
The Avenue Forsyth
Suburban Atlanta, GA	—	22,848	—	1,901	54,559	24,749	54,559	79,308	—	N/A	2007	—
The Avenue Carriage Crossing —
Phase I Expansion
Memphis, TN	—	232	—	—	3,037	232	3,037	3,269	—	N/A	2004	—
Tiffany Springs MarketCenter Kansas City, MO	—	8,174	—	—	22,503	8,174	22,503	30,677	—	N/A	2007	—

Total Retail	—	31,254	—	1,901	80,099	33,155	80,099	113,254	—

Industrial
Lakeside Ranch Business Park —
Building 20 Dallas, TX	—	5,241	—	—	22,187	5,241	22,187	27,428	613	2006	2006	—
Jefferson Mill Business Park —
Building A
Suburban Atlanta, GA	2,601	1,287	—	—	11,889	1,287	11,889	13,176	—	2006	2006	—

Total Industrial	2,601	6,528	—	—	34,076	6,528	34,076	40,604	613

Total Projects Under Construction	182,601	60,065	—	1,901	300,460	61,966	300,460	362,426	3,501

SCHEDULE III
(PAGE 5 of 6)

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES

REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2007
($ in thousands)

				Costs Capitalized		Gross Amount at Which
		Initial Cost		Subsequent		Carried at
		to Company		to Acquisition		Close of Period
					Buildings		Buildings					Life on
					and		and					Which De-
					Improvements		Improvements					preciation
		Land		Land	less Cost		less Cost		Accumu-	Date of		in 2007
		and	Buildings	and	of Sales,		of Sales,		lated	Construc-		Statement
		Improve-	and	Improve-	Transfers	Land and	Transfers	Total	Deprecia-	tion/	Date	of Income
Description/Metropolitan Area	Encumbrances	ments	Improvements	ments	and Other	Improvements	and Other	(a)	tion(a)	Renovation	Acquired	is Computed(b)

RESIDENTIAL LOTS UNDER DEVELOPMENT
River’s Call Suburban Atlanta, GA	—	2,001	—	11,003	(12,407)	13,004	(12,407)	597	—	2000	1971-1989	—
The Lakes at Cedar Grove
Suburban Atlanta, GA	—	4,720	—	29,802	(29,568)	34,522	(29,568)	4,954	—	2001	2001	—
Blalock Lakes Newnan, GA	—	17,657	—	16,967	(3,418)	34,624	(3,418)	31,206	—	2006	2006	—
Long Leaf at Callaway Pine Mountain, GA	236	2,098	—	6,748	(8,354)	8,846	(8,354)	492	—	2002	2002	—
Callaway Gardens Pine Mountain, GA	—	1,584	—	5,933	(76)	7,517	(76)	7,441	—	2006	2006	—

Total Residential Lots Under Development	236	28,060	—	70,453	(53,823)	98,513	(53,823)	44,690	—

	$523,520	$335,757	$324,340	$129,180	$520,544	$464,937	$844,884	$1,309,821	$146,456

SCHEDULE III
(PAGE 6 of 6)

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES

REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2007
($ in thousands)

NOTES:

(a)	Reconciliations of total real estate carrying value and accumulated depreciation for the three years ended December 31, 2007 are as follows:

	Real Estate			Accumulated Depreciation
	2007	2006	2005	2007	2006	2005

Balance at beginning of period	$1,021,010	$1,047,139	$815,798	$117,769	$159,326	$140,352
Additions during the period:
Improvements and other capitalized costs	348,484	480,705	292,630	—	—	—
Provision for depreciation	—	—	—	37,983	40,898	33,763

	348,484	480,705	292,630	37,983	40,898	33,763

Deductions during the period:
Cost of real estate sold including assets contributed to joint venture	(58,766)	(456,250)	(43,075)	(7,281)	(63,306)	(68)
Write-off of fully depreciated assets	(1,047)	(15,849)	(15,423)	(1,047)	(15,849)	(15,423)
Transfers between account categories(f)	140	(34,735)	(2,791)	—	(3,404)	—
Amortization of rent adjustments	—	—	—	(968)	104	702

	(59,673)	(506,834)	(61,289)	(9,296)	(82,455)	(14,789)

Balance at the end of period	$1,309,821	$1,021,010	$1,047,139	$146,456	$117,769	$159,326

(b)	Buildings and improvements are depreciated over 25 to 40 years. Leasehold improvements and other capitalized leasing costs are depreciated over the life of the asset or the term of the lease, whichever is shorter.

(c)	333 and 555 North Point Center East were financed together with such properties being collateral for one recourse mortgage note payable.

(d)	100 and 200 North Point Center East were financed together with such properties being collateral for one non-recourse mortgage note payable.

(e)	191 Peachtree Tower is treated as an operating property for financial reporting purposes, but is treated as a redevelopment project by the Company. Therefore this property is included on both the list of development projects and operating properties included in Item 2 of this Form 10-K, but included only as an operating property in this Schedule III. In addition, certain intangible assets related to the purchase of this property are included in other assets and not in the above table, although included in the basis of the property in Item 2.

(f)	Transfers between account categories in 2006 were mainly comprised of assets which the Company owned and which were recorded within properties in the prior years but were contributed to joint ventures in 2006.