Form 10-Q
period 2008-03-31
COUSINS PROPERTIES INC
filed 2008-05-12
CIK 25232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of  “accelerated filer”, “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Ex-change Act).  Yes ☐ No☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 6, 2008

Common Stock, $1 par value per share	54,875,617 shares

FORWARD-LOOKING STATEMENTS
     Certain matters contained in this report are forward-looking statements within the meaning of the federal securities laws and are subject to uncertainties and risks. These include, but are not limited to, general and local economic conditions, local real estate conditions (including the overall condition of the residential markets), the activity of others developing competitive projects, the risks associated with development projects (such as delay, cost overruns and leasing/sales risk of new properties), the cyclical nature of the real estate industry, the financial condition of existing tenants, interest rates, the Company’s ability to obtain favorable financing or zoning, environmental matters, the effects of terrorism, the ability of the Company to close properties under contract and other risks detailed from time to time in the Company’s filings with the Securities and Exchange Commission, including the risks identified in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The words “believes,” “expects,” “anticipates,” “estimates” and similar expressions are intended to identify forward-looking statements. Although the Company believes that its plans, intentions and expectations reflected in any forward-looking statements are reasonable, the Company can give no assurance that such plans, intentions or expectations will be achieved. Such forward-looking statements are based on current expectations and speak as of the date of such statements. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of future events, new information or otherwise.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share and per share amounts)

	March 31,	December 31,
	2008	2007
ASSETS
PROPERTIES:
Operating properties, net of accumulated depreciation of $152,137 and $142,955 in 2008 and 2007, respectively	$684,400	$654,633
Land held for investment or future development	114,928	105,117
Projects under development	372,468	358,925
Residential lots under development	49,244	44,690

Total properties	1,221,040	1,163,365

CASH AND CASH EQUIVALENTS	58,908	17,825
RESTRICTED CASH	2,468	3,587
NOTES AND OTHER RECEIVABLES, net of allowance for doubtful accounts of $1,073 and $883 in 2008 and 2007, respectively	56,718	44,414
INVESTMENT IN UNCONSOLIDATED JOINT VENTURES	207,534	209,477
OTHER ASSETS	76,332	70,943

TOTAL ASSETS	$1,623,000	$1,509,611

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
NOTES PAYABLE	$793,882	$676,189
ACCOUNTS PAYABLE AND ACCRUED LIABILITIES	72,650	57,208
DEFERRED GAIN	171,783	171,931
DEPOSITS AND DEFERRED INCOME	5,988	5,997

TOTAL LIABILITIES	1,044,303	911,325

MINORITY INTERESTS	45,860	45,783

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ INVESTMENT:
Preferred stock, 20,000,000 shares authorized, $1 par value:
7.75% Series A cumulative redeemable preferred stock, $25 liquidation preference; 4,000,000 shares issued and outstanding	100,000	100,000
7.50% Series B cumulative redeemable preferred stock, $25 liquidation preference; 4,000,000 shares issued and outstanding	100,000	100,000
Common stock, $1 par value, 150,000,000 shares authorized, 54,862,481 and 54,850,505 shares issued in 2008 and 2007, respectively	54,862	54,851
Additional paid-in capital	349,835	348,508
Treasury stock at cost, 3,570,082 shares in 2008 and 2007	(86,840)	(86,840)
Accumulated other comprehensive income	(8,171)	(4,302)
Cumulative undistributed net income	23,151	40,286

TOTAL STOCKHOLDERS’ INVESTMENT	532,837	552,503

TOTAL LIABILITIES AND STOCKHOLDERS’ INVESTMENT	$1,623,000	$1,509,611

See notes to condensed consolidated financial statements.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands, except per share amounts)

	Three Months Ended March 31,
	2008	2007

REVENUES:
Rental property revenues	$34,313	$24,130
Fee income	7,558	8,066
Residential lot and outparcel sales	1,744	1,426
Interest and other	1,360	3,667

	44,975	37,289

COSTS AND EXPENSES:
Rental property operating expenses	13,678	10,017
General and administrative expenses	14,385	14,690
Depreciation and amortization	11,439	9,355
Residential lot and outparcel cost of sales	946	1,208
Interest expense	6,275	—
Other	1,755	360

	48,478	35,630

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE TAXES, MINORITY INTEREST AND INCOME FROM UNCONSOLIDATED JOINT VENTURES	(3,503)	1,659

BENEFIT FOR INCOME TAXES FROM OPERATIONS	3,217	1,027

MINORITY INTEREST IN INCOME OF CONSOLIDATED SUBSIDIARIES	(671)	(862)

INCOME FROM UNCONSOLIDATED JOINT VENTURES	2,817	3,708

INCOME FROM CONTINUING OPERATIONS BEFORE GAIN ON SALE OF INVESTMENT PROPERTIES	1,860	5,532

GAIN ON SALE OF INVESTMENT PROPERTIES, NET OF APPLICABLE INCOME TAX PROVISION	3,792	4,440

INCOME FROM CONTINUING OPERATIONS	5,652	9,972

DISCONTINUED OPERATIONS, NET OF APPLICABLE INCOME TAX PROVISION:
Income from discontinued operations	—	84
Gain on sale of investment properties	—	8,164

	—	8,248

NET INCOME	5,652	18,220

DIVIDENDS TO PREFERRED STOCKHOLDERS	(3,813)	(3,813)

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$1,839	$14,407

PER COMMON SHARE INFORMATION — BASIC:
Income from continuing operations	$0.04	$0.12
Income from discontinued operations	—	0.16

Basic net income available to common stockholders	$0.04	$0.28

PER COMMON SHARE INFORMATION — DILUTED:
Income from continuing operations	$0.04	$0.12
Income from discontinued operations	—	0.15

Diluted net income available to common stockholders	$0.04	$0.27

CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.37	$0.37

WEIGHTED AVERAGE SHARES	51,148	51,719

DILUTED WEIGHTED AVERAGE SHARES	51,670	53,596

See notes to condensed consolidated financial statements.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands, except per share amounts)

	Three Months Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,652	$18,220
Adjustments to reconcile net income to net cash flows provided by operating activities:
Gain on sale of investment properties, net of income tax provision	(3,792)	(12,604)
Depreciation and amortization	11,439	9,520
Amortization of deferred financing costs	386	260
Stock-based compensation	998	1,486
Effect of recognizing rental revenues on a straight-line or market basis	(1,219)	425
Income from unconsolidated joint ventures less than (in excess of) operating distributions	8,364	(1,617)
Residential lot, outparcel and multi-family cost of sales, net of closing costs paid	874	1,192
Residential lot, outparcel and multi-family acquisition and development expenditures	(4,918)	(4,203)
Income tax benefit from stock options	—	(728)
Minority interest in income of consolidated entities	671	862
Changes in other operating assets and liabilities:
Change in other receivables and other assets	(6,131)	(1,820)
Change in accounts payable and accrued liabilities	(1,462)	(1,867)

Net cash provided by operating activities	10,862	9,126

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from investment property sales	1,273	21,280
Proceeds from venture formation	—	15,752
Property acquisition and development expenditures	(58,250)	(77,616)
Investment in unconsolidated joint ventures	(8,616)	(2,325)
Distributions from unconsolidated joint ventures in excess of income	625	1,447
Investment in notes receivable, net	(19)	2,007
Change in other assets, net	(538)	(5,978)
Change in restricted cash	1,119	(113)

Net cash used in investing activities	(64,406)	(45,546)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit, term loan, and construction facilities	140,425	688,200
Repayment of credit facilities	(22,225)	(635,700)
Payment of loan issuance costs	(25)	(269)
Proceeds from other notes payable or construction loans	12	660
Repayment of other notes payable or construction loans	(519)	(628)
Common stock issued, net of expenses	340	4,074
Income tax benefit from stock options	—	728
Common dividends paid	(18,974)	(19,194)
Preferred dividends paid	(3,813)	(3,813)
Contributions from minority partners	—	116
Distributions to minority partners	(594)	(651)

Net cash provided by financing activities	94,627	33,523

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	41,083	(2,897)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	17,825	11,538

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$58,908	$8,641

See notes to condensed consolidated financial statements.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
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
     Cousins has elected to be taxed as a real estate investment trust (“REIT”) and intends to, among other things, distribute 100% of its federal taxable income to stockholders, thereby eliminating any liability for federal income taxes under current law. Therefore, the results included herein do not include a federal income tax provision for Cousins. CREC operates as a taxable REIT subsidiary and is taxed separately from Cousins as a C-Corporation. Accordingly, the condensed consolidated statements of income include a provision for, or benefit from, CREC’s income taxes.
     The condensed consolidated financial statements are unaudited and were prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, these financial statements reflect all adjustments necessary (which adjustments are of a normal and recurring nature) for the fair presentation of the Company’s financial position as of March 31, 2008 and results of operations for the three month periods ended March 31, 2008 and 2007. Results of operations for the three months ended March 31, 2008 are not necessarily indicative of results expected for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. These condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The accounting policies employed are materially the same as those shown in Note 2 to the consolidated financial statements included in such Form 10-K, with the addition of the following new accounting pronouncements.
     On January 1, 2008, the Company adopted Emerging Issues Task Force (“EITF”) No. 06-8, “Applicability of the Assessment of a Buyer’s Continuing Investment under FASB Statement No. 66, Accounting for Sales of Real Estate, for Sales of Condominiums,” which is discussed in Note 2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. This adoption had no effect on financial position or results of operations in the first quarter of 2008, but the Company anticipates that the accounting under EITF 06-8 will have a material effect on the timing of revenue recognition for future multi-family residential projects.
     On January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Depending on the nature of the asset or liability, the Company uses various valuation techniques and assumptions when estimating fair value. In accordance with SFAS No. 157, the Company applied the following fair value hierarchy:

Level 1 — Assets or liabilities for which the identical item is traded on an active exchange, such as publicly-traded instruments or futures contracts.
Level 2 — Assets and liabilities valued based on observable market data for similar instruments.
Level 3 — Assets or liabilities for which significant valuation assumptions are not readily observable in the market; instruments valued based on the best available data, some of which is internally-developed, and considers risk premiums that a market participant would require.
     When determining the fair value measurements for assets and liabilities required or permitted to be recorded at and/or marked to fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability. When possible, the Company looks to active and observable markets to price identical assets or liabilities. When identical assets and liabilities are not traded in active markets, the Company looks to market observable data for similar assets and liabilities. Nevertheless, certain assets and liabilities are not actively traded in observable markets and the Company must use alternative valuation techniques to derive a fair value measurement.
     The Company applied the provisions of SFAS No. 157 in recording its interest rate swap at fair value (Level 2; swap is discussed further in Note 2 herein) and in its annual disclosures of the fair value of notes payable and receivable (Level 2). Additionally, fair value is used to evaluate assets for impairment purposes, for example, long-lived assets and goodwill (Level 3). The adoption of SFAS No. 157 did not have a material impact on the Company’s results of operations or financial condition.
2. NOTES PAYABLE, INTEREST EXPENSE AND COMMITMENTS AND CONTINGENCIES
     The following table summarizes the terms and amounts of the notes payable outstanding at March 31, 2008 and December 31, 2007 ($ in thousands):

		Term/		Outstanding at
		Amortization		March 31,	December 31,
Description	Interest Rate	Period (Years)	Maturity	2008	2007
Credit facility (a maximum of $500,000), unsecured	LIBOR + 0.75% to 1.25%	4/N/A	8/29/11	$170,800	$52,600
Term facility (a maximum of $100,000), unsecured	Swapped rate of 5.01% + 0.70% to 1.20%	5/N/A	8/29/12	100,000	100,000
Terminus 100 mortgage note (interest only)	6.13%	5/N/A	10/1/12	180,000	180,000
The American Cancer Society Center mortgage note (interest only until October 1, 2011)	6.4515%	5/30	9/1/17	136,000	136,000
San Jose MarketCenter mortgage note (interest only)	5.60%	3/N/A	12/1/10	83,300	83,300
333/555 North Point Center East mortgage note	7.00%	10/25	11/1/11	28,677	28,862
Meridian Mark Plaza mortgage note	8.27%	10/28	9/1/10	23,090	23,196
100/200 North Point Center East mortgage note (interest only until July 1, 2010)	5.39%	5/30	6/1/12	25,000	25,000
The Points at Waterview mortgage note	5.66%	10/25	1/1/16	17,724	17,818
600 University Park Place mortgage note	7.38%	10/30	8/10/11	12,922	12,973
Lakeshore Park Plaza mortgage note	6.78%	10/25	11/1/08	8,707	8,785
King Mill Project I member loan (a maximum of $2,849)	9.00%	3/N/A	8/30/08	2,703	2,703
King Mill Project I second member loan (a maximum of $2,349)	9.00%	3/N/A	6/26/09	2,047	2,046
Jefferson Mill Project member loan (a maximum of $3,156)	9.00%	3/N/A	9/13/09	2,613	2,601
Other miscellaneous notes	Various	Various	Various	299	305

				$793,882	$676,189

     The Company maintains an interest rate swap agreement with a notional amount of $100 million in order to manage its interest rate risk under the Term Facility. This swap was designated as a cash flow hedge and effectively fixes the underlying LIBOR rate of the Term Facility at 5.01%. The interest rate on the Term Facility is equal to LIBOR plus a spread, as defined by the term loan agreement. At March 31, 2008 the spread over LIBOR was 0.80%. The fair value of the interest rate swap agreement at March 31, 2008 was a liability of approximately $8.2 million and is recorded in accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheet. The change in value of the interest rate swap, which was approximately a $3.9 million increase in the liability, is recorded in Other Comprehensive Income, which is included in the equity section of the Condensed Consolidated Balance Sheet. Ineffectiveness is analyzed on a quarterly basis and is recorded in the Condensed Consolidated Statements of Income. There was no ineffectiveness in the first quarter 2008.
     The real estate and other assets of the American Cancer Society Center (the “ACS Center”) are restricted under the ACS Center loan agreement in that they are not available to settle debts of the Company. However, provided that the ACS Center loan has not incurred any uncured event of default, as defined in the loan agreement, the cash flows from the ACS Center, after payments of debt service, operating expenses and reserves, are available for distribution to the Company.
     For the three months ended March 31, 2008 and 2007, interest expense was as follows ($ in thousands):

	Three Months Ended March 31,
	2008	2007

Interest incurred	$11,243	$6,091
Interest capitalized	(4,968)	(6,091)

Interest expense	$6,275	$—

     At March 31, 2008, the Company had outstanding letters of credit and performance bonds of $24.9 million. The Company has projects under development and redevelopment for which it estimates total future funding commitments of $158.3 million at March 31, 2008. Additionally, the Company has future obligations as a lessor under numerous leases to fund approximately $7.5 million of tenant improvements as of March 31, 2008. As a lessee, the Company has future obligations under ground and office leases of approximately $16.3 million at March 31, 2008.
3. EARNINGS PER SHARE
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
     Weighted average shares-basic and weighted average shares-diluted were as follows (in thousands):

	Three Months Ended
	March 31,
	2008	2007

Weighted average shares-basic	51,148	51,719
Dilutive potential common shares:
Stock options	522	1,841
Restricted stock	—	36

Weighted average shares-diluted	51,670	53,596

Anti-dilutive options not included	3,486	—

4. STOCK-BASED COMPENSATION
     SFAS No. 123(R), “Share-Based Payment,” requires that companies recognize as compensation expense the grant date fair value of share-based awards over the required service period of the awards. The Company has several types of stock-based compensation — stock options, restricted stock and restricted stock units — which are described in Note 6 of “Notes to Consolidated Financial Statements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The Company uses the Black-Scholes option-pricing model to value its new stock option grants under SFAS 123(R) and recognizes compensation expense in general and administrative expense in the Condensed Consolidated Statements of Income over the related awards’ vesting period. A portion of share-based payment expense is capitalized to projects under development in accordance with SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects.” SFAS 123(R) also requires the Company to estimate forfeitures in calculating the expense related to stock-based compensation, and to reflect the benefits of tax deductions in excess of recognized compensation cost to be reported as both a financing cash inflow and an operating cash outflow.
     The Company recognized compensation expense of $1.4 million and $1.6 million for each of the three months ended March 31, 2008 and 2007, respectively, for stock-based compensation, after the effect of capitalization to projects under development and income tax benefit. As of March 31, 2008, the Company had $15.9 million of estimated total unrecognized compensation cost related to stock-based compensation, which will be recognized over a weighted average period of 1.8 years.
     The Black-Scholes option-pricing model requires the Company to provide inputs in calculating the fair value of options on the date of grant. The risk free interest rate utilized is the interest rate on U.S. Government Bonds and Notes having the same life as the estimated life of the Company’s option awards. Expected life of the options granted was estimated based on historical data reflecting actual hold periods plus an estimated hold period for unexercised options outstanding. Expected volatility is based on the historical volatility of the Company’s stock over a period relevant to the related stock option grant. The assumed dividend yield is based on the annual dividend rate for regular dividends at the time of grant. Below are the Black-Scholes inputs used to calculate the weighted-average fair value of the 2008 option grant:

Assumptions:
Risk free interest rate	2.62%
Expected life	5.76 years
Expected volatility	0.27%
Expected dividend yield	5.04%

Result:
Weighted-average fair value of options granted	$3.74
     The following table summarizes stock option activity during the three months ended March 31, 2008:

				Weighted-
		Weighted-	Aggregate	Average
	Number of	Average	Intrinsic	Remaining
	Options	Exercise	Value	Contractual
	(in thousands)	Price	(in thousands)	Life (years)

Outstanding at December 31, 2007	6,732	$23.79
Granted	48	24.71
Exercised	(5)	22.19
Forfeited	(60)	28.84

Outstanding at March 31, 2008	6,715	$23.75	$21,012	6.29

Exercisable at March 31, 2008	4,579	$21.55	$20,585	5.11

     The total intrinsic value of options exercised during the three months ended March 31, 2008 was approximately $18,000.
     The following table summarizes restricted stock activity during the three months ended March 31, 2008:

		Weighted-
	Number of	Average
	Shares	Grant Date
	(in thousands)	Fair Value

Non-vested stock at December 31, 2007	134	$26.77
Granted	7	24.71
Forfeited	(2)	31.28

Non-vested stock at March 31, 2008	139	$26.62

     Restricted stock units (“RSU”) are accounted for as liability awards under SFAS 123(R) and employees are paid cash based upon the value of the Company’s stock upon vesting. The following table summarizes RSU activity for the three months ended March 31, 2008 (in thousands):

Outstanding at December 31, 2007	469
Vested	(2)
Forfeited	(9)

Outstanding at March 31, 2008	458

5. PROPERTY TRANSACTIONS
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
     In 2007, the Company sold 3301 Windy Ridge Parkway, a 107,000 square foot office building in Atlanta, Georgia, and five ground leased sites at the Company’s North Point project.

     The operations of these projects are included in discontinued operations in the accompanying Condensed Consolidated Statements of Income (there was no activity in 2008). The following details the components of income from discontinued operations for the three months ended March 31, 2007 ($ in thousands):

2007

Rental property revenues	$411
Other revenues	47
Rental property operating expenses	(209)
Depreciation and amortization	(165)

$84

     The gain on sale of the applicable properties included in Discontinued Operations for the three months ended March 31, 2007 of $8.2 million related to the sale of the ground leased sites at North Point.
6. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES
     The Company describes its investments in unconsolidated joint ventures in Note 5 to its Annual Report on Form 10-K for the year ended December 31, 2007. The following table summarizes balance sheet data of the Company’s unconsolidated joint ventures as of March 31, 2008 and December 31, 2007 ($ in thousands):

							Company’s
	Total Assets		Total Debt		Total Equity		Investment
	2008	2007	2008	2007	2008	2007	2008	2007

CP Venture IV LLC entities	$356,128	$359,058	$37,818	$38,137	$297,878	$302,679	$17,533	$17,764
TRG Columbus Development Venture, Ltd.	55,630	108,448	—	5,128	53,762	63,945	20,450	28,081
Charlotte Gateway Village, LLC	172,249	172,781	131,057	133,864	38,549	37,409	10,460	10,468
CP Venture LLC entities	105,793	107,384	—	—	104,686	105,615	3,928	3,944
CL Realty, L.L.C.	124,431	124,422	6,378	6,350	115,242	114,490	71,975	71,195
CF Murfreesboro Associates	125,648	120,579	98,778	88,127	21,387	21,366	12,475	12,383
Temco Associates, LLC	61,822	63,504	3,349	3,397	57,316	59,042	29,251	30,508
Palisades West LLC	61,184	44,526	—	—	52,025	37,429	26,643	19,106
Crawford Long — CPI, LLC	40,764	39,847	51,339	51,558	(12,404)	(12,830)	(4,950)	(5,171)
Terminus 200 LLC	41,673	34,040	4,573	1,073	34,063	30,568	19,385	19,163
Ten Peachtree Place Associates	25,482	25,502	28,250	28,373	(3,467)	(3,279)	(3,228)	(3,136)
Wildwood Associates	21,614	21,640	—	—	21,510	21,552	(1,495)	(1,474)
Handy Road Associates, LLC	5,347	5,407	3,204	3,204	2,123	2,173	2,175	2,202
Pine Mountain Builders, LLC	6,398	7,569	2,186	2,347	2,594	2,553	1,616	1,551
Glenmore Garden Villas LLC	5,174	3,197	2,723	1,596	1,200	1,200	1,011	874
CPI/FSP I, L.P.	7	3,188	—	—	(2)	3,137	33	1,600
CSC Associates, LP	1,875	2,150	—	—	141	414	64	207
Other	673	686	—		649	650	208	212

	$1,211,892	$1,243,928	$369,655	$363,154	$787,252	$788,113	$207,534	$209,477

     The following table summarizes income statement data of the Company’s unconsolidated joint ventures for the three months ended March 31, 2008 and 2007 ($ in thousands):

					Company’s Share of
	Total Revenues		Net Income (Loss)		Net Income (Loss)
	2008	2007	2008	2007	2008	2007

CP Venture IV LLC entities	$8,128	$8,130	$745	$1,257	$345	$311
TRG Columbus Development Venture, Ltd.	9,244	23,471	1,734	7,945	650	2,424
Charlotte Gateway Village, LLC	7,673	7,643	1,504	1,361	294	294
CP Venture LLC entities	4,973	5,341	2,783	3,011	288	313
CL Realty, L.L.C.	3,085	3,799	2,312	1,988	1,167	277
CF Murfreesboro Associates	2,386	—	20	—	(37)	—
Temco Associates	677	1,094	(279)	(42)	(141)	(28)
Palisades West, LLC	60	88	53	50	27	25
Crawford Long — CPI, LLC	2,846	2,638	426	360	212	168
Terminus 200 LLC	81	—	(51)	—	(25)	—
Ten Peachtree Place Associates	1,890	1,594	112	43	59	25
Wildwood Associates	—	—	(42)	(48)	(21)	(24)
Handy Road Associates, LLC	—	—	(50)	(75)	(30)	(43)
Pine Mountain Builders, LLC	1,832	939	41	46	6	(5)
CPI/FSP I, L.P.	4,448	—	1,015	(1)	—	(1)
CSC Associates, L.P.	13	(15)	13	(50)	6	(25)
Other	—	—	(27)	2	17	(3)

	$47,336	$54,722	$10,309	$15,847	$2,817	$3,708

7. OTHER ASSETS
     Other Assets on the Condensed Consolidated Balance Sheets included the following ($ in thousands):

	March 31, 2008	December 31, 2007
Investment in Verde	$9,376	$9,376
FF&E and leasehold improvements, net of accumulated depreciation of $11,770 and $10,977 as of March 31, 2008 and December 31, 2007, respectively	11,039	11,352
Predevelopment costs and earnest money	12,038	16,692
Lease inducements, net of accumulated amortization of $358 and $235 as of March 31, 2008 and December 31, 2007, respectively	14,256	3,735
Loan closing costs, net of accumulated amortization of $1,834 and $1,448 as of March 31, 2008 and December 31, 2007, respectively	6,136	6,497
Deposits	9,191	9,180
Prepaid expenses and other assets	4,308	2,575
Intangible Assets:
Goodwill	5,529	5,529
Above market leases, net of accumulated amortization of $7,049 and $6,028 as of March 31, 2008 and December 31, 2007, respectively	3,324	4,598
In-place leases, net of accumulated amortization of $1,819 and $1,589 as of as of March 31, 2008 and December 31, 2007, respectively	1,135	1,409

	$76,332	$70,943

     Goodwill relates entirely to the Office/Multi-Family reportable segment. Above and below market leases are amortized into rental revenues over the remaining lease terms. In-place leases are amortized into depreciation and amortization expense also over remaining lease terms. Amortization expense for intangibles totaled $1.3 million and $1.7 million in the three months ended March 31, 2008 and 2007, respectively. Future aggregate amortization of these intangible assets and liabilities is anticipated to be as follows ($ in thousands):

	Below Market	Below Market	Above Market
	Rents	Ground Lease	Rents	In-Place Leases	Total

Remainder of 2008	$(112)	$(7)	$2,589	$591	$3,061
2009	(127)	(9)	197	120	181
2010	(125)	(9)	197	97	160
2011	(116)	(9)	152	79	106
2012	(48)	(9)	16	60	19
Thereafter	(77)	(670)	173	188	(386)

	$(605)	$(713)	$3,324	$1,135	$3,141

8. SUPPLEMENTAL CASH FLOWS INFORMATION
     The following table summarizes supplemental information related to cash flows ($ in thousands):

	Three Months Ended March 31,
	2008	2007
Interest paid, net of amounts capitalized	$5,674	$—
Income taxes refunded	392	—

Non-Cash Transactions
Transfer from projects under development to operating properties	27,014	80,730
Transfer from other assets to land	5,694	11,785
Issuance of note receivable for sale of land	5,050	—
Change in accruals excluded from development, leasing and acquisition expenditures	12,948	3,881
Transfer from investment in joint venture to land held for investment	1,570	—
Change in accumulated other comprehensive income	3,869	—
Transfer from operating properties to land	—	2,392
Transfer from land held for investment to projects under development	—	323
9. REPORTABLE SEGMENTS
     The Company has four reportable segments: Office/Multi-Family, Retail, Land, and Industrial. The Office/Multi-family division develops, leases and manages owned and third-party owned office buildings and, through CREC and its affiliates, invests in and/or develops for-sale multi-family real estate products. The Retail and Industrial divisions develop, lease and manage retail and industrial centers, respectively. The Land division owns various tracts of land that are held for investment or future development, and also develops single-family residential communities that are parceled into lots and sold to various homebuilders or sold as undeveloped tracts of land. The Company’s reportable segments are categorized based on the type of product the division provides. The divisions are managed separately because each product they provide has separate and distinct development issues, leasing and/or sales strategies and management issues. The divisions also match the manner in which the chief operating decision maker reviews results and information and allocates resources. The unallocated and other category in the following table includes general corporate overhead costs not specific to any segment, interest expense, as financing decisions are not generally made at the reportable segment level, income taxes, depreciation, and preferred dividends.
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
     In reports filed for periods prior to the second quarter of 2007, the Company presented segment net income in its segment footnote, as well as a breakout of assets, investment in joint ventures and capital expenditures made. Management does not utilize these measures when analyzing its segments or when making resource allocation decisions, and therefore this information is no longer provided by segment. FFO is reconciled to net income on a total company basis.
     The following tables summarize the operations of the Company’s reportable segments for the three months ended March 31, 2008 and 2007.

	Office/Multi-		Land	Industrial	Unallocated and
Three Months Ended March 31, 2008 (in thousands)	Family Division	Retail Division	Division	Division	Other	Total

Rental property revenues	$26,210	$7,383	$—	$720	$—	$34,313
Fee income	6,200	1,193	146	7	12	7,558
Residential lot and outparcel sales	—	1,600	144	—	—	1,744
Other income	566	65	52	183	494	1,360

Total revenues from consolidated entities	32,976	10,241	342	910	506	44,975

Rental property operating expenses	(11,082)	(2,341)	—	(255)	—	(13,678)
General and administrative expenses	(1,165)	(592)	(484)	(166)	(7,923)	(10,330)
Third party leasing and management direct operating expenses	(3,955)	(100)	—	—	—	(4,055)
Residential lot and outparcel cost of sales	—	(845)	(101)	—	—	(946)
Other expenses	(87)	(1,253)	(346)	(69)	(7,052)	(8,807)

Total costs and expenses	(16,289)	(5,131)	(931)	(490)	(14,975)	(37,816)

Benefit for income taxes from operations	—	—	—	—	3,217	3,217

Minority interest in income from consolidated subsidiaries	(71)	(626)	(100)	126	—	(671)

Funds from operations from unconsolidated joint ventures:
Unconsolidated joint venture revenue less operating expenses	1,763	1,741	—	—	—	3,504
Residential lot and outparcel sales, net	—	—	121	—	—	121
Multi-family residential sales, net	650	—	—	—	—	650
Other joint venture income, net	—	7	993	—	(1,092)	(92)

Total funds from operations from unconsolidated joint ventures	2,413	1,748	1,114	—	(1,092)	4,183

Gain on sale of undepreciated investment properties	—	—	3,736	—	—	3,736
Preferred stock dividends	—	—	—	—	(3,813)	(3,813)

Funds from operations available to common stockholders	$19,029	$6,232	$4,161	$546	$(16,157)	$13,811

Real estate depreciation and amortization:
Continuing						(10,662)
Unconsolidated joint ventures						(1,366)

Total real estate depreciation and amortization						(12,028)

Gain on sale of depreciated investment properties						56

Net income available to common stockholders						$1,839

	Office/Multi-
	Family		Land	Industrial	Unallocated
Three Months Ended March 31, 2007 (in thousands)	Division	Retail Division	Division	Division	and Other	Total

Rental property revenues — continuing	$17,437	$6,307	$—	$386	$—	$24,130
Rental property revenues — discontinued	308	103	—	—	—	411
Residential lot and outparcel sales	—	—	1,426	—	—	1,426
Fee income	6,700	1,252	111	—	3	8,066
Other income — continuing	3,414	137	6	41	69	3,667
Other income — discontinued	12	35	—	—	—	47

Total revenues from consolidated entities	27,871	7,834	1,543	427	72	37,747

Rental property operating expenses — continuing	(8,103)	(1,864)	—	(50)	—	(10,017)
Rental property operating expenses — discontinued	(205)	(4)	—	—	—	(209)
General and administrative expenses	(607)	(1,426)	(833)	(119)	(7,008)	(9,993)
Third party leasing and management direct operating expenses	(4,620)	(77)	—	—	—	(4,697)
Residential lot and outparcel cost of sales	—	—	(1,208)	—	—	(1,208)
Other expenses — continuing	(145)	(74)	(92)	(65)	(485)	(861)

Total costs and expenses	(13,680)	(3,445)	(2,133)	(234)	(7,493)	(26,985)

Benefit for income taxes from operations	—	—	—	—	1,027	1,027

Minority interest in income from consolidated subsidiaries	(304)	(591)	—	33	—	(862)

Funds from operations from unconsolidated joint ventures
Unconsolidated joint venture revenues less operating expenses	1,748	1,105	—	—	—	2,853
Residential lot and outparcel sales, net	—	—	406	—	—	406
Multi-family residential sales, net	2,428	—	—	—	—	2,428
Other joint venture income, net	—	1	(141)	—	(714)	(854)

Total funds from operations from unconsolidated joint ventures	4,176	1,106	265	—	(714)	4,833

Gain on sale of undepreciated investment properties	—	4,376	—	—	—	4,376
Gain on sale of undepreciated investment properties — discontinued	—	8,164	—	—	—	8,164
Preferred stock dividends	—	—	—	—	(3,813)	(3,813)

Funds from operations available to common stockholders	$18,063	$17,444	$(325)	$226	$(10,921)	$24,487

Real estate depreciation and amortization
Continuing						(8,854)
Discontinued						(165)
Unconsolidated joint ventures						(1,081)

Total real estate depreciation and amortization						(10,100)

Gain (loss) on sale of depreciated investment properties, net of applicable income tax provision
Continuing						64
Unconsolidated joint ventures						(44)

Total gain on sale of depreciated investment properties, net of applicable income tax provision						20

Net income available to common stockholders						$14,407

	Three Months Ended March 31,
Reconciliation to Consolidated Revenues	2008	2007
Total revenues from consolidated entities for segment reporting	$44,975	$37,747
Less: rental property revenues from discontinued operations	—	(458)

Total consolidated revenues	$44,975	$37,289

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview:
     Cousins Properties Incorporated, (along with its subsidiaries and affiliates, collectively referred to as the “Company”), is a real estate development company with experience in the development, leasing, financing and management of office, retail and industrial properties in addition to residential land development and the development and sale of multi-family products. As of March 31, 2008, the Company held interests directly or through joint ventures in 24 office properties totaling 7.7 million square feet, 14 retail properties totaling 4.8 million square feet, four industrial properties totaling 2.0 million square feet, 1,507 developed residential land lots held for sale and 163 completed for-sale multi-family units. These interests include office, retail, and industrial projects under development or redevelopment totaling 4.9 million square feet. The Company also had an interest in 208 for-sale units in two under-development multi-family projects. The Company had 24 residential communities in various stages of development directly or through joint ventures in which approximately 10,500 lots remain to be developed and/or sold. In addition, the Company owned directly or through joint ventures approximately 9,000 acres of land.
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
     Significant events during the three months ended March 31, 2008 included the following:
•	Executed a 260,000 square foot lease with Deloitte & Touche at One Ninety One Peachtree Tower;

•	Sold 22 acres of land at the Company’s North Point project for a gain of approximately $3.7 million.
     Subsequent to March 31, 2008, the Company entered into an agreement to sell 167 acres of land in two of its Atlanta-area industrial parks, plus an option to the purchaser for other land tracts within these parks.
Results of Operations:
     Rental Property Revenues. Rental property revenues increased approximately $10.2 million (42%) in the three month 2008 period compared to the same 2007 period. These increases are discussed in detail below, but generally result from the opening of newly-developed office and industrial properties, in addition to increases in leasing at certain retail and office properties.
     Rental property revenues from the office portfolio increased approximately $8.8 million (50%) in the three month 2008 period as a result of the following:
•	Increase of $5.5 million due to the second quarter 2007 opening of Terminus 100;

•	Increase of $1.7 million related to the American Cancer Society Center (the “ACS Center”), where average economic occupancy increased;

•	Increase of $814,000 related to 191 Peachtree Tower, where average economic occupancy increased;

•	Increase of $346,000 related to the second quarter 2007 acquisition of the 221 Peachtree Center Avenue Garage.
     Rental property revenues from the retail portfolio increased approximately $1.1 million (17%) in the three month 2008 period as a result of the following:
•	Increase of $641,000 related to increased average economic occupancy at San Jose MarketCenter, which opened in the first quarter of 2006;

•	Increase of $536,000 related to increased average economic occupancy at The Avenue Webb Gin, which opened in the third quarter of 2006.
     Rental property revenues from the Industrial Division increased approximately $334,000 (87%) for the three month 2008 period compared to the same 2007 period due to the first quarter 2007 opening of the first building at Lakeside Ranch Business Park (“Lakeside”).
     Rental Property Operating Expenses. Rental property operating expenses increased approximately $3.7 million (37%) in the three month 2008 period compared to the same 2007 period as a result of the following:
•	Increase of $1.4 million related to the opening of Terminus 100;

•	Increase of $1.7 million related to the increased occupancy at 191 Peachtree Tower, the ACS Center, San Jose MarketCenter, The Avenue Webb Gin, and the opening of Lakeside;

•	Increase of $199,000 related to the acquisition of the 221 Peachtree Center Avenue parking garage.
     Fee Income. Fee income did not change significantly between the three month 2008 and 2007 periods. Fee income is comprised of management fees, development fees and leasing fees, which the Company performs for joint ventures in which it has an ownership interest and third party property owners. These amounts vary between quarters, due to the number of contracts with ventures and third party owners and the development and leasing needs at the underlying properties. Amounts could vary in future periods based on volume and composition of activities at the underlying properties.
     Residential Lot Sales. Residential lot and outparcel sales increased $318,000 (22%) between the three month 2008 period and the same 2007 period, and residential lot and outparcel cost of sales were consistent between the periods.
     Residential Lot Sales and Cost of Sales — The Company’s residential lot business consists of projects that are consolidated, for which income is recorded in the residential lot and outparcel sales and cost of sales line items, and projects that are owned through joint ventures in which the Company is a 50% partner with Temco and CL Realty, L.L.C., for which income is recorded in income from unconsolidated joint ventures. Residential lot sales decreased $1.3 million between the three month 2008 period and the same 2007 period. Lot sales were as follows:

	2008	2007
Consolidated projects	2	25
Temco	2	8
CL Realty, L.L.C.	31	84

Total	35	117

     Demand for residential lots is down significantly as a result of general market conditions and as a result of limited demand in the Company’s and its ventures’ principal markets in Texas, Florida and metropolitan Atlanta. Builders, the primary customers for such residential lots, have a general oversupply of inventory in the Company’s markets and are working to reduce inventory levels before they consider buying additional lots. In addition, the 2007 changes in credit availability for home buyers and homebuilders have made it more difficult to obtain financing for purchasers. Management is closely monitoring market developments but is currently unable to predict when markets will improve. Management expects these market conditions to continue to negatively impact residential lot sales and have an adverse impact on the Company’s results of operations until such time as the residential lot markets improve. Therefore, consistent with current market trends, the Company anticipates residential lot sales for 2008, like those in 2007, will be lower than those the Company experienced in recent years, both at consolidated projects and at Temco and CL Realty, L.L.C. The Company cannot currently quantify the effect of the current slowdown on its results of operations for 2008 and forward.
     Residential lot cost of sales decreased $1.1 million between the three month 2008 and 2007 periods. The change in residential lot cost of sales was also partially due to the number of lots sold during the periods and partially to fluctuations in gross profit percentages used to calculate the cost of sales for residential lot sales in certain of the residential developments.
     Outparcel Sales and Cost of Sales — Outparcel sales and cost of sales increased $1.6 million and $845,000, respectively, between the three month 2008 and 2007 periods due to one outparcel sale in the first quarter 2008 and none in the first quarter 2007.
     Interest and Other. Interest and other income decreased $2.3 million (63%) between the three month 2008 and 2007 periods as a result of the following:
•	Decrease of termination fees of $3.5 million. The Company recognized a $3.6 million termination fee in the first quarter 2007 from a lease termination fee at the ACS Center, with no corresponding significant termination fees in 2008;

•	Increase in interest income of approximately $375,000 due to an increase in notes receivable outstanding;

•	Increase in other income of approximately $409,000 due to the sale of certain of the Company’s art assets.
     Depreciation and Amortization. Depreciation and amortization increased approximately $2.1 million (22%) between the three month 2008 and 2007 periods primarily as a result of the following:
•	Increase of $1.8 million related to the opening of Terminus 100;

•	Increase of $918,000 from increased amortization of tenant improvements due to the increased occupancy of the ACS Center, San Jose MarketCenter, and The Avenue Webb Gin, and the commencement of depreciation from the opening of Lakeside.
     Interest Expense. Interest expense increased approximately $6.3 million in the three month 2008 period compared to the same 2007 period as a result of higher average debt outstanding between periods, in addition to a decrease in capitalized interest of $1.1 million for the period due to lower weighted average expenditures on development projects also increased interest expense.
     Other Expense. Other expense increased approximately $1.4 million between the periods, mainly due to certain predevelopment assets being charged to expense for a project no longer deemed probable of being constructed.
     Benefit for Income Taxes from Operations. Benefit for income taxes from operations increased approximately $2.2 million between the three month 2008 and 2007 periods as a result of higher losses from Cousins Real Estate Corporation (“CREC”), the Company’s taxable REIT subsidiary. CREC losses were higher as a result of the following:

•	Decrease in income from the TRG Columbus Development Venture, Ltd. (“TRG”), as a result of fewer condominium sales (see further discussion in the income from unconsolidated joint ventures section below);

•	Increase in interest expense on borrowings between the Company and CREC.
     Income from Unconsolidated Joint Ventures. Income from unconsolidated joint ventures decreased approximately $891,000 (24%) in the three month 2008 period compared to the same 2007 period due to the following. (All amounts discussed reflect the Company’s share of joint venture income based on its ownership interest in each joint venture.)
•	Decrease in income from TRG of approximately $1.8 million. TRG recognized income on its condominium units under contract for sale using the percentage of completion method of accounting during the first quarter of 2007. Construction on the project is substantially complete, and TRG recorded only nominal amounts of income from units under percentage of completion accounting in 2008. The income that was generated at TRG in 2008 included revenues from units that closed under the completed contract method of accounting and income from forfeited security deposits on units that did not close. TRG is actively attempting to sell or temporarily lease the remaining unsold units.

•	Increase in income from CL Realty, L.L.C. of approximately $890,000 due to a mineral rights lease bonus recognized in the first quarter of 2008 and to the recognition of income from potential lot buyers forfeiting their deposits. This increase was partially offset by a decrease in lots sold from 84 in the first three months of 2007 to 31 in the same 2008 period. See additional discussion in the Residential Lot and Outparcel Sales and Cost of Sales section above.
     Gain on Sale of Investment Properties. The 2008 gain consisted primarily of the sale of undeveloped land from the Company’s North Point land holdings. The 2007 gain consisted primarily of the sale of undeveloped land near the Company’s Avenue Carriage Crossing project.
     Discontinued Operations. Income from discontinued operations (including gain on sale of investment properties) decreased approximately $8.2 million. In the first quarter of 2007, the Company sold five sites under ground lease at the Company’s North Point project, which was treated as a discontinued operation. There were no assets which qualified for discontinued operations treatment in the first quarter of 2008.
     Discussion of New Accounting Pronouncements. On January 1, 2008, the Company adopted EITF No. 06-8, “Applicability of the Assessment of a Buyer’s Continuing Investment under FASB Statement No. 66, Accounting for Sales of Real Estate, for Sales of Condominiums” (“EITF 06-8”), which provides guidance for determining the adequacy of a buyer’s continuing investment and the appropriate profit recognition in the sale of individual units in a condominium project. EITF 06-8 requires that companies evaluate the adequacy of a buyer’s continuing investment in recognizing condominium revenues on the percentage of completion method by applying paragraph 12 of Statement No. 66 to the level and timing of deposits received on contracts for condominium sales. This adoption had no effect on financial position or results of operations in the first quarter of 2008, but the Company anticipates that the accounting under EITF 06-8 will have a material effect on the timing of revenue recognition for future multi-family residential projects.
     On January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Depending on the nature of the asset or liability, the Company uses various valuation techniques and assumptions when estimating fair value. In accordance with SFAS No. 157, the Company applied the following fair value hierarchy:

Level 1 — Assets or liabilities for which the identical item is traded on an active exchange, such as publicly-traded instruments or futures contracts.
Level 2 — Assets and liabilities valued based on observable market data for similar instruments.
Level 3 — Assets or liabilities for which significant valuation assumptions are not readily observable in the market; instruments valued based on the best available data, some of which is internally-developed, and considers risk premiums that a market participant would require.
     When determining the fair value measurements for assets and liabilities required or permitted to be recorded at and/or marked to fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability. When possible, the Company looks to active and observable markets to price identical assets or liabilities. When identical assets and liabilities are not traded in active markets, the Company looks to market observable data for similar assets and liabilities. Nevertheless, certain assets and liabilities are not actively traded in observable markets and the Company must use alternative valuation techniques to derive a fair value measurement.
     The Company applied the provisions of SFAS No. 157 in recording its interest rate swap at fair value (Level 2; discussed further in Note 2 herein) and in its annual disclosures of the fair value of notes payable and receivable (Level 2). Additionally, fair value is used to evaluate assets for impairment purposes, for example, long-lived assets and goodwill (Level 3). The adoption of SFAS No. 157 did not have a material impact on the Company’s results of operations or financial condition.
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

	Three Months Ended March 31,
	2008	2007
Net Income Available to Common Stockholders	$1,839	$14,407
Depreciation and amortization:
Consolidated properties	11,439	9,355
Discontinued properties	—	165
Share of unconsolidated joint ventures	1,391	1,081
Depreciation of furniture, fixtures and equipment and amortization of specifically identifiable intangible assets:
Consolidated properties	(777)	(501)
Share of unconsolidated joint ventures	(25)	—
Gain on sale of investment properties, net of applicable income tax provision:
Consolidated	(3,792)	(4,440)
Discontinued properties	—	(8,164)
Share of unconsolidated joint ventures	—	44
Gain on sale of undepreciated investment properties	3,736	12,540

Funds From Operations Available to Common Stockholders	$13,811	$24,487

Liquidity and Capital Resources:
Financial Condition.
     The Company had a number of projects in its development pipeline at March 31, 2008, as well as one existing office building included in operating properties on its Condensed Consolidated Balance Sheet that will require capital to effect leasing and redevelopment activities. The Company also has several tracts of undeveloped land, both consolidated and at unconsolidated joint ventures, which may progress into development projects in the remainder of 2008. If additional capital is needed, management believes that this capital may be secured through one or more of the following alternatives: additional borrowings, formations of joint ventures, capital transactions, and the selective and strategic sale of mature operating properties or parcels of land held for investment. The financial condition of the Company is discussed in further detail below.
     At March 31, 2008, the Company was subject to the following contractual obligations and commitments ($ in thousands):

		Less than			After
	Total	1 Year	1-3 Years	4-5 Years	5 years
Contractual Obligations:
Company long-term debt
Unsecured notes payable and construction loans	$278,462	$2,976	$4,686	$270,800	$—
Mortgage notes payable	515,420	10,535	109,246	246,272	149,367
Interest commitments under notes payable (1)	236,271	45,200	87,393	62,924	40,754
Operating leases (ground leases)	15,229	92	192	202	14,743
Operating leases (all other)	1,093	495	518	76	4

Total contractual obligations	$1,046,475	$59,298	$202,035	$580,274	$204,868

Commitments:
Letters of credit	$14,725	$14,725	$—	$—	$—
Performance bonds	10,153	5,718	4,435	—	—
Estimated development commitments	158,254	131,895	26,359	—	—
Unfunded tenant improvements	7,531	7,531	—	—	—

Total commitments	$190,663	$159,869	$30,794	$—	$—

(1)	Interest on variable rate obligations is based on rates effective as of March 31, 2008.
     The Company maintains an interest rate swap agreement with a notional amount of $100 million in order to manage its interest rate risk under the Term Facility. This swap was designated as a cash flow hedge and effectively fixes the underlying LIBOR rate of the Term Facility at 5.01%. The interest rate on the Term Facility is equal to LIBOR plus a spread, as defined by the term loan agreement. At March 31, 2008 the spread over LIBOR was 0.80%. The fair value of the interest rate swap agreement at March 31, 2008 was a liability of approximately $8.2 million and is recorded in accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheet. The change in value of the interest rate swap, which was approximately a $3.9 million increase in the liability, is recorded in Other Comprehensive Income, which is included in the equity section of the Condensed Consolidated Balance Sheet. Ineffectiveness is analyzed on a quarterly basis and is recorded in the Condensed Consolidated Statements of Income. There was no ineffectiveness in the first quarter 2008.
     As of March 31, 2008, the Company had $170.8 million drawn on its $500 million credit facility. The amount available under this credit facility is reduced by outstanding letters of credit, which were approximately $14.7 million at March 31, 2008. The Company’s interest rate on its credit facility is variable based on LIBOR plus a spread based on certain of the Company’s ratios and other factors, and interest is due periodically as defined by the loan agreement. As of March 31, 2008, the spread over LIBOR for the credit facility was 0.85%.
     The Company expects its credit facility to be the primary funding source for its contractual obligations and commitments in the near term. The Company may obtain long-term mortgage debt on some of its recently developed, unencumbered assets to help fund its commitments.
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
     As of March 31, 2008, the weighted average interest rate on the Company’s consolidated debt was 5.71%, and the Company’s consolidated debt to total market capitalization ratio was 35.6%.
     The Company may also generate capital through the issuance of securities that includes, but is not limited to, preferred stock under an existing shelf registration statement. As of March 31, 2008, the Company had approximately $100 million available for issuance under this registration statement.

     Over the long term, the Company will continue to actively manage its portfolio of income producing properties and strategically sell assets to capture value for stockholders and to recycle capital for future development activities. The Company expects to utilize indebtedness to fund future commitments and to place long-term permanent mortgages on selected assets as well as utilize construction facilities for other development assets. The Company may enter into additional joint venture arrangements to help fund future developments and may enter into additional structured transactions with third parties. While the Company does not presently foresee the need to issue common equity in the future, it will evaluate all public equity sources and select the most appropriate options as capital is required.
     The Company’s business model is highly dependent upon raising capital to meet development obligations. If one or more sources of capital are not available when required, the Company may be forced to raise capital on potentially unfavorable terms which could have an adverse effect on the Company’s financial position or results of operations.
Cash Flows.
     Cash Flows from Operating Activities. This increase is a result of an increase in cash flows from operating properties and an increase in distributions from joint ventures, offset by an increase in interest paid and changes in operating assets and liabilities. See rental property revenues and operating expenses sections above for a discussion of the reasons for the increases in these accounts which contributed to the increase in cash flows from operating activities. The increase in operating distributions received from unconsolidated joint ventures is mainly due to $8.3 million in distributions from TRG Columbus Development Venture, Ltd., which is constructing a multi-family residential project in Miami, Florida, in which unit closings commenced in the fourth quarter of 2007.
     Cash Flows from Investing Activities. Net cash used in investing activities increased $18.9 million between the three months ended March 31, 2007 and the corresponding 2008 period. Proceeds from investment property sales were $20.0 million higher in 2007 due to the first quarter 2007 sales of five of the North Point ground leased sites and land adjacent to The Avenue Carriage Crossing. Also in 2007, the Company received $15.8 million of additional consideration related to the 2006 formation of CP Venture IV LLC. The increase in cash used in investing activities was partially offset by a decrease in property acquisition and development expenditures of $19.4 million between the 2008 and 2007 periods due to changes in the development mix.
     Cash Flows from Financing Activities. Net cash provided by financing activities increased $61.1 million between the three months ended March 31, 2007 and the corresponding 2008 period. The borrowings under the Company’s credit, term and construction facilities increased in 2008 by $65.7 million, mainly to fund the Company’s development projects. The increase was partially offset by a decrease of $3.7 million in common stock issued, net of expenses, due to a decrease in options exercised under the Company’s stock option plans.
     Dividends. During the three months ended March 31, 2008, the Company paid common and preferred dividends of $22.8 million, which it funded primarily with cash provided by operating activities, distributions from unconsolidated joint ventures and indebtedness. During the 2007 period, the Company paid common and preferred dividends of $23.0 million which it funded with cash provided by operating activities and proceeds from investment property sales. For the foreseeable future, the Company intends to fund its quarterly distributions to common and preferred stockholders with cash provided by operating activities, proceeds from investment property sales, distributions from unconsolidated joint ventures, and indebtedness, if necessary.

Off Balance Sheet Arrangements
     The Company has a number of off balance sheet joint ventures with varying structures. At March 31, 2008, the Company’s unconsolidated joint ventures had aggregate outstanding indebtedness to third parties of approximately $398.6 million of which the Company’s share was $174.0 million. These loans are generally mortgage or construction loans, most of which are non-recourse to the Company. Also, in certain instances, the Company provides “non-recourse carve-out guarantees” on these non-recourse loans. The Company does have guarantees for the repayment of the debt at the CF Murfreesboro Associates and Glenmore Garden Villas LLC ventures, and performance and repayment guarantees at its Terminus 200 LLC venture. See the Company’s Annual Report of Form 10-K for the year ended December 31, 2007 for detailed information on these guarantees. An estimate of the liability associated with these guarantees was made upon entering into the guarantee, and there have been no material changes in the Company’s estimated liability related to these guarantees in the three months ended March 31, 2008. The unconsolidated joint ventures also had performance bonds, which the Company guarantees, totaling approximately $1.7 million at March 31, 2008.
     Several of these ventures are involved in the acquisition and development of real estate. As capital is required to fund the acquisition and development of this real estate, the Company must fund its share of the costs not funded by operations or outside financing. As of March 31, 2008, the Company had approximately $104.4 million in estimated construction commitments for its office, multi-family and retail joint ventures, anticipated to be funded by partner contributions or outside financing at the venture level. The Company also estimates there will be further acquisition and development expenditures at certain of its residential joint ventures, however, based on the nature and timing of activities conducted in these ventures, management cannot estimate with any degree of accuracy amounts that the Company may be required to fund in the short or long-term. However, management does not believe that additional funding of these ventures will have a material adverse effect on its financial condition or results of operations.
Critical Accounting Policies
     There has been no material change in the Company’s critical accounting policies from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     There has been no material change in the Company’s market risk related to its notes payable and notes receivable from that disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
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
Item 1A. Risk Factors
     There has been no material change in the Company’s risk factors from those outlined in Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following table contains information about the Company’s purchases of its equity securities during the first quarter of 2008:

			Total Number of		Maximum Number
			Shares Purchased as		of Shares That May
	Total Number of	Average Price Paid	Part of Publicly	Average Price	Yet Be Purchased
	Shares Purchased (1)	Per Share (1)	Announced Plan (2)	Paid Per Share	Under Plan (2)

January 1 — 31	—	—	—	$—	4,750,000
February 1 — 29	—	—	—	—	4,750,000
March 1 — 31	—	—	—	—	4,750,000

Total	—	—	—	$—	4,750,000

(1)	There were no purchases of equity securities during the first quarter of 2008. Purchases are generally related to remittances of shares of stock for option exercises or taxes due thereon.

(2)	On May 9, 2006, the Board of Directors of the Company authorized a stock repurchase plan, which expires May 9, 2009, of up to 5,000,000 shares of the Company’s common stock. The Company has purchased 250,000 shares under this plan, and no purchases occurred during the first quarter of 2008.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
The Company’s Annual Meeting of Stockholders was held on May 6, 2008. The following proposals were adopted by the stockholders of the Company at the annual meeting:

(i)	The election of nine Directors.

The vote on the above was:

		Withheld
	For	Authority
Thomas D. Bell, Jr.	43,685,217	360,409
Erskine B. Bowles	43,858,953	186,673
James D. Edwards	43,507,510	538,116
Lillian C. Giornelli	43,903,453	142,173
S. Taylor Glover	41,763,699	2,281,927
James H. Hance, Jr.	43,850,542	195,084
William B. Harrison, Jr.	43,892,486	153,140
Boone A. Knox	43,510,730	534,896
William Porter Payne	43,366,669	678,957
(ii)	A proposal to approve an amendment to the 1999 Incentive Stock Plan to increase the number of shares of common stock available under the 1999 Incentive Stock Plan by 1,200,000 shares.

The vote on the above was:

For	31,727,576
Against	3,291,724
Abstain	272,395
Broker Non-Votes	8,753,931
(iii)	A proposal to ratify the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2008.

The vote on the above was:

For	43,419,988
Against	598,185
Abstain	27,453
Item 5. Other Information
Item 5.02. Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.
(e) Effective on May 6, 2008, upon approval by the shareholders at the Company’s annual meeting, the Company adopted an amendment to the 1999 Stock Incentive Plan (the “Plan”) to increase the number of shares of common stock available under the Plan by 1,200,000 shares. A description of the material terms of the Plan are set forth under the heading “Amendment to the 1999 Incentive Stock Plan” in the Company’s Proxy Statement filed with the Securities and Exchange Commission on April 7, 2008, which description is hereby incorporated into this Item 5 by reference. The text of the Plan, as amended and restated as of May 6, 2008, is set forth in Annex B to the Company’s Proxy Statement. The Plan, as amended and restated, is incorporated by reference in Exhibit 10(a)(i) to this Quarterly Report on Form 10-Q.
Item 6. Exhibits

3.1	Restated and Amended Articles of Incorporation of the Registrant, as amended August 9, 1999, filed as Exhibit 3.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2002, and incorporated herein by reference.

3.1.1	Restated and Amended Articles of Incorporation of the Registrant, as amended December 15, 2004, filed as Exhibit 3(a)(i) to Registrant’s Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.

3.2	Bylaws of the Registrant, as amended August 14, 2007, filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on August 16, 2007, and incorporated herein by reference.

10(a)(i)	Cousins Properties Incorporated 1999 Incentive Stock Plan, as amended and restated, approved by the Stockholders on May 6, 2008, filed as Annex B to the Registrant’s Proxy Statement dated April 7, 2008, and incorporated herein by reference.

10(a)(ii)	Amendment Number One to the Cousins Properties Incorporated 1999 Incentive Stock Plan, adopted on May 6, 2008.

11	Computation of Per Share Earnings*

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Data required by SFAS No. 128, “Earnings Per Share,” is provided in Note 3 to the condensed consolidated financial statements included in this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COUSINS PROPERTIES INCORPORATED
/s/ James A. Fleming
James A. Fleming
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)
May 12, 2008