Form 10-Q
period 2008-06-30
COUSINS PROPERTIES INC
filed 2008-08-11
CIK 25232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________________ to _____________________
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 6, 2008

Common Stock, $1 par value per share	51,336,229 shares

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

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.
COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share and per share amounts)

	June 30,	December 31,
	2008	2007
ASSETS
PROPERTIES:
Operating properties, net of accumulated depreciation of $167,713 and $142,955 in 2008 and 2007, respectively	$866,185	$654,633
Land held for investment or future development	101,583	105,117
Projects under development	228,298	358,925
Residential lots under development	52,179	44,690

Total properties	1,248,245	1,163,365

CASH AND CASH EQUIVALENTS	8,323	17,825
RESTRICTED CASH	2,881	3,587
NOTES AND OTHER RECEIVABLES, net of allowance for doubtful accounts of $1,440 and $883 in 2008 and 2007, respectively	54,572	44,414
INVESTMENT IN UNCONSOLIDATED JOINT VENTURES	211,100	209,477
OTHER ASSETS	84,922	70,943

TOTAL ASSETS	$1,610,043	$1,509,611

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
NOTES PAYABLE	$787,506	$676,189
ACCOUNTS PAYABLE AND ACCRUED LIABILITIES	74,723	57,208
DEFERRED GAIN	171,942	171,931
DEPOSITS AND DEFERRED INCOME	7,799	5,997

TOTAL LIABILITIES	1,041,970	911,325

MINORITY INTERESTS	45,458	45,783

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ INVESTMENT:
Preferred stock, 20,000,000 shares authorized, $1 par value:
7.75% Series A cumulative redeemable preferred stock, $25 liquidation preference; 4,000,000 shares issued and outstanding	100,000	100,000
7.50% Series B cumulative redeemable preferred stock, $25 liquidation preference; 4,000,000 shares issued and outstanding	100,000	100,000
Common stock, $1 par value, 150,000,000 shares authorized, 54,906,162 and 54,850,505 shares issued in 2008 and 2007, respectively	54,906	54,851
Additional paid-in capital	351,458	348,508
Treasury stock at cost, 3,570,082 shares in 2008 and 2007	(86,840)	(86,840)
Accumulated other comprehensive income	(3,979)	(4,302)
Cumulative undistributed net income	7,070	40,286

TOTAL STOCKHOLDERS’ INVESTMENT	522,615	552,503

TOTAL LIABILITIES AND STOCKHOLDERS’ INVESTMENT	$1,610,043	$1,509,611

See notes to condensed consolidated financial statements.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
REVENUES:
Rental property revenues	$36,706	$25,499	$71,019	$49,629
Fee income	7,802	9,860	15,360	17,926
Residential lot and outparcel sales	1,255	1,476	2,999	2,902
Interest and other	940	833	2,300	4,500

	46,703	37,668	91,678	74,957

COSTS AND EXPENSES:
Rental property operating expenses	14,792	11,341	28,470	21,358
General and administrative expenses	13,067	15,604	27,452	30,294
Depreciation and amortization	12,785	8,721	24,224	18,076
Residential lot and outparcel cost of sales	832	1,085	1,778	2,293
Interest expense	7,367	531	13,642	531
Other	549	758	2,304	1,118

	49,392	38,040	97,870	73,670

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE TAXES, MINORITY INTEREST AND INCOME FROM UNCONSOLIDATED JOINT VENTURES	(2,689)	(372)	(6,192)	1,287

BENEFIT FOR INCOME TAXES FROM OPERATIONS	2,176	1,073	5,393	2,100

MINORITY INTEREST IN INCOME OF CONSOLIDATED SUBSIDIARIES	(251)	(842)	(922)	(1,704)

INCOME FROM UNCONSOLIDATED JOINT VENTURES	2,239	4,101	5,056	7,809

INCOME FROM CONTINUING OPERATIONS BEFORE GAIN ON SALE OF INVESTMENT PROPERTIES	1,475	3,960	3,335	9,492

GAIN ON SALE OF INVESTMENT PROPERTIES, NET OF APPLICABLE INCOME TAX PROVISION	5,212	62	9,004	4,502

INCOME FROM CONTINUING OPERATIONS	6,687	4,022	12,339	13,994

DISCONTINUED OPERATIONS, NET OF APPLICABLE INCOME TAX PROVISION:
Income from discontinued operations	36	207	36	291
Gain (loss) on sale of investment properties	—	(22)	—	8,142

	36	185	36	8,433

NET INCOME	6,723	4,207	12,375	22,427

DIVIDENDS TO PREFERRED STOCKHOLDERS	(3,812)	(3,812)	(7,625)	(7,625)

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$2,911	$395	$4,750	$14,802

PER COMMON SHARE INFORMATION — BASIC:
Income from continuing operations	$0.06	$0.01	$0.09	$0.13
Income from discontinued operations	—	—	—	0.16

Basic net income available to common stockholders	$0.06	$0.01	$0.09	$0.29

PER COMMON SHARE INFORMATION — DILUTED:
Income from continuing operations	$0.06	$0.01	$0.09	$0.12
Income from discontinued operations	—	—	—	0.16

Diluted net income available to common stockholders	$0.06	$0.01	$0.09	$0.28

CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.37	$0.37	$0.74	$0.74

WEIGHTED AVERAGE SHARES	51,187	51,825	51,167	51,772

DILUTED WEIGHTED AVERAGE SHARES	52,040	53,306	51,842	53,440

See notes to condensed consolidated financial statements.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except per share amounts)

	For the Six Months Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,375	$22,427
Adjustments to reconcile net income to net cash flows provided by operating activities:
Gain on sale of investment properties, net of income tax provision	(9,004)	(12,644)
Depreciation and amortization	24,224	18,227
Amortization of deferred financing costs	779	513
Stock-based compensation	1,939	2,752
Effect of recognizing rental revenues on a straight-line or market basis	(2,545)	346
Income from unconsolidated joint ventures less than (in excess of) operating distributions	11,649	(3,200)
Residential lot, outparcel and multi-family cost of sales, net of closing costs paid	1,748	2,264
Residential lot, outparcel and multi-family acquisition and development expenditures	(10,484)	(19,316)
Income tax benefit from stock options	—	(780)
Minority interest in income of consolidated entities	922	1,704
Changes in other operating assets and liabilities:
Change in other receivables and other assets, net	(7,178)	(1,839)
Change in accounts payable and accrued liabilities	3,899	8,368

Net cash provided by operating activities	28,324	18,822

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from investment property sales	33,455	21,280
Proceeds from venture formation	—	19,338
Property acquisition and development expenditures	(113,528)	(158,102)
Investment in unconsolidated joint ventures	(16,984)	(4,363)
Distributions from unconsolidated joint ventures in excess of income	2,142	1,805
Investment in notes receivable, net	(86)	2,259
Change in other assets, net	(9,034)	(9,092)
Change in restricted cash	706	(71)

Net cash used in investing activities	(103,329)	(126,946)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit, term loan, and construction facilities	220,325	413,300
Repayment of credit facilities	(99,325)	(253,200)
Payment of loan issuance costs	(42)	(43)
Proceeds from other notes payable or construction loans	15	4,003
Repayment of other notes payable or construction loans	(9,698)	(1,281)
Common stock issued, net of expenses	1,066	4,618
Purchase of treasury stock	—	(7,699)
Income tax benefit from stock options	—	780
Common dividends paid	(37,966)	(38,445)
Preferred dividends paid	(7,625)	(7,625)
Contributions from minority partners	—	348
Distributions to minority partners	(1,247)	(1,257)

Net cash provided by financing activities	65,503	113,499

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(9,502)	5,375
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	17,825	11,538

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$8,323	$16,913

See notes to condensed consolidated financial statements.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
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
     The condensed consolidated financial statements are unaudited and were prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, these financial statements reflect all adjustments necessary (which adjustments are of a normal and recurring nature) for the fair presentation of the Company’s financial position as of June 30, 2008 and results of operations for the three and six month periods ended June 30, 2008 and 2007. Results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of results expected for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. These condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The accounting policies employed are materially the same as those shown in Note 2 to the consolidated financial statements included in such Form 10-K, with the addition of the following new accounting pronouncements.
     On January 1, 2008, the Company adopted Emerging Issues Task Force (“EITF”) No. 06-8, “Applicability of the Assessment of a Buyer’s Continuing Investment under FASB Statement No. 66, Accounting for Sales of Real Estate, for Sales of Condominiums,” which is discussed in Note 2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. This adoption had no effect on financial position or results of operations in the six months ended June 30, 2008, but the Company anticipates that the accounting under EITF 06-8 will have a material effect on the timing of revenue recognition for future multi-family residential projects.
     On January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” for non-financial assets and liabilities. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Depending on the nature of the asset or liability, the Company uses various valuation techniques and assumptions when estimating fair value. In accordance with SFAS No. 157, the Company applied the following fair value hierarchy:

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
2.	NOTES PAYABLE, INTEREST EXPENSE AND COMMITMENTS AND CONTINGENCIES
     The following table summarizes the terms and amounts of the notes payable outstanding at June 30, 2008 and December 31, 2007 ($ in thousands):

		Term/
		Amortization		Outstanding at
		Period		June 30,	December
Description	Interest Rate	(Years)	Maturity	2008	31, 2007
Credit facility (a maximum of $500,000), unsecured	LIBOR + 0.75% to 1.25%	4/N/A	8/29/11	$173,600	$52,600
Term facility (a maximum of $100,000), unsecured	Swapped rate of 5.01% + 0.70% to 1.20%	5/N/A	8/29/12	100,000	100,000
Terminus 100 mortgage note (interest only)	6.13%	5/N/A	10/1/12	180,000	180,000
The American Cancer Society Center mortgage note (interest only until October 1, 2011)	6.4515%	5/30	9/1/17	136,000	136,000
San Jose MarketCenter mortgage note (interest only)	5.60%	3/N/A	12/1/10	83,300	83,300
333/555 North Point Center East mortgage note	7.00%	10/25	11/1/11	28,488	28,862
Meridian Mark Plaza mortgage note	8.27%	10/28	9/1/10	22,981	23,196
100/200 North Point Center East mortgage note (interest only until July 1, 2010)	5.39%	5/30	6/1/12	25,000	25,000
The Points at Waterview mortgage note	5.66%	10/25	1/1/16	17,628	17,818
600 University Park Place mortgage note	7.38%	10/30	8/10/11	12,870	12,973
Lakeshore Park Plaza mortgage note (see note)	6.78%	10/25	11/1/08	—	8,785
King Mill Project I member loan (a maximum of $2,849)	9.00%	3/N/A	8/30/08	2,703	2,703
King Mill Project I second member loan (a maximum of $2,349)	9.00%	3/N/A	6/26/09	2,047	2,046
Jefferson Mill Project member loan (a maximum of $3,156)	9.00%	3/N/A	9/13/09	2,615	2,601
Other miscellaneous notes	Various	Various	Various	274	305

				$787,506	$676,189

     The Company maintains an interest rate swap agreement with a notional amount of $100 million in order to manage its interest rate risk under the Term Facility. This swap was designated as a cash flow hedge and effectively fixes the underlying LIBOR rate of the Term Facility at 5.01%. The interest rate on the Term Facility is equal to LIBOR plus a spread, as defined by the term loan agreement. At June 30, 2008 the spread over LIBOR was 0.90%. The fair value of the interest rate swap agreement at June 30, 2008 was a liability of approximately $4.0 million, which is recorded in accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheet. The liability related to the interest rate swap decreased approximately $323,000 since December 31, 2007. The value of the interest rate swap is also recorded in Other Comprehensive Income which is included in the equity section of the Condensed Consolidated Balance Sheets. Ineffectiveness is analyzed on a quarterly basis and is recorded in the Condensed Consolidated Statements of Income. There was no ineffectiveness during the six months ended June 30, 2008.
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
     In June 2008, the Company repaid its mortgage note secured by Lakeshore Park Plaza. In July 2008, the Company executed a new, non-recourse mortgage loan for $18.4 million secured by the Lakeshore Park Plaza property. This loan matures August 1, 2012 and bears interest at 5.89%.
     For the six months ended June 30, 2008 and 2007, interest expense was as follows ($ in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Incurred	$11,831	$7,086	$23,074	$13,178
Capitalized	(4,464)	(6,555)	(9,432)	(12,647)

Expensed	$7,367	$531	$13,642	$531

     At June 30, 2008, the Company had outstanding letters of credit and performance bonds of $27.4 million. The Company has projects under development and redevelopment for which it estimates total future funding commitments of $201.2 million at June 30, 2008. Additionally, the Company has future obligations as a lessor under numerous leases to fund approximately $5.3 million of tenant improvements as of June 30, 2008. As a lessee, the Company has future obligations under ground and office leases of approximately $16.2 million at June 30, 2008.
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

     Weighted average shares-basic and weighted average shares-diluted were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Weighted average shares-basic	51,187	51,825	51,167	51,772
Dilutive potential common shares:
Stock options	830	1,437	661	1,629
Restricted stock	23	44	14	39

Weighted average shares-diluted	52,040	53,306	51,842	53,440

Anti-dilutive options not included	2,443	940	2,456	892

4.	STOCK-BASED COMPENSATION
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
     The Company expensed approximately $892,000 and $1.2 million for each of the three months ended June 30, 2008 and 2007, respectively, and $2.3 million and $2.8 million for the six months ended June 30, 2008 and 2007, respectively, for stock-based compensation, after the effect of capitalization to projects under development and income tax benefit. As of June 30, 2008, the Company had $13.1 million of estimated total unrecognized compensation cost related to stock-based compensation, which will be recognized over a weighted average period of 1.7 years.
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

Assumptions:
Risk free interest rate	2.62%
Expected life	5.76 years
Expected volatility	0.27%
Expected dividend yield	5.04%

Result:
Weighted-average fair value of options granted	$3.74
     The following table summarizes stock option activity during the six months ended June 30, 2008:

				Weighted-
		Weighted-	Aggregate	Average
	Number of	Average	Intrinsic	Remaining
	Options	Exercise	Value	Contractual
	(in thousands)	Price	(in thousands)	Life (years)

Outstanding at December 31, 2007	6,732	$23.79
Granted	48	24.71
Exercised	(57)	16.11
Forfeited	(141)	28.37

Outstanding at June 30, 2008	6,582	$23.77	$15,071	6.00

Exercisable at June 30, 2008	4,528	$21.62	$15,071	4.86

     The total intrinsic value of options exercised during the three and six months ended June 30, 2008 was $623,000 and $641,000, respectively.
     The following table summarizes restricted stock activity during the six months ended June 30, 2008:

		Weighted-
	Number of	Average
	Shares	Grant Date
	(in thousands)	Fair Value

Non-vested stock at December 31, 2007	134	$26.77
Granted	6	24.71
Forfeited	(7)	26.63

Non-vested stock at June 30, 2008	133	$26.68

     Restricted stock units (“RSU”) are accounted for as liability awards under SFAS 123(R) and employees are paid cash based upon the value of the Company’s stock upon vesting. The following table summarizes RSU activity for the six months ended June 30, 2008 (in thousands):

Outstanding at December 31, 2007	469
Vested	(2)
Forfeited	(16)

Outstanding at June 30, 2008	451

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
     The operations of these projects are included in discontinued operations in the accompanying Condensed Consolidated Statements of Income. The amounts for 2008 relate to the resolution of open items for previously sold properties. The following details the components of income from discontinued operations for the three and six months ended June 30, 2008 and 2007 ($ in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Rental property revenues	$—	$358	$—	$769
Other revenues	—	14	—	61
Rental property operating expenses	36	(179)	36	(388)
Depreciation and amortization	—	14	—	(151)

	$36	$207	$36	$291

     The gain on sale of the applicable properties included in Discontinued Operations for the six months ended June 30, 2007 of $8.2 million related to the sale of the ground leased sites at North Point.
     In addition to the property transactions described above, the Company sold 70 acres of undeveloped land at its Jefferson Mill project to an entity which is partially owned by a former executive officer of the Company. The Company recognized a gain on this sale in the second quarter of 2008 of $748,000. In addition, the Company entered into a contract to sell an additional 97 acres at Jefferson Mill and the King Mill project to this same entity. The Company expects to close on the sale of the additional 97 acres on or before December 31, 2009.
6.	INVESTMENT IN UNCONSOLIDATED JOINT VENTURES
     The Company describes its investments in unconsolidated joint ventures in Note 5 to its Annual Report on Form 10-K for the year ended December 31, 2007. The following table summarizes balance sheet data of the Company’s unconsolidated joint ventures as of June 30, 2008 and December 31, 2007 ($ in thousands):

							Company’s
	Total Assets		Total Debt		Total Equity		Investment
	2008	2007	2008	2007	2008	2007	2008	2007

CP Venture IV LLC entities	$352,948	$359,058	$37,495	$38,137	$294,151	$302,679	$17,290	$17,764
TRG Columbus Development Venture, Ltd.	84,931	108,448	—	5,128	46,874	63,945	16,635	28,081
Charlotte Gateway Village, LLC	170,753	172,781	128,205	133,864	39,787	37,409	10,451	10,468
CP Venture LLC entities	104,652	107,384	—	—	103,423	105,615	3,795	3,944
CL Realty, L.L.C.	125,375	124,422	5,564	6,350	116,536	114,490	72,116	71,195
CF Murfreesboro Associates	130,515	120,579	103,374	88,127	21,399	21,366	13,122	12,383
Temco Associates, LLC	61,958	63,504	3,299	3,397	58,017	59,042	29,603	30,508
Palisades West LLC	84,485	44,526	—	—	65,030	37,429	33,497	19,106
Crawford Long — CPI, LLC	39,867	39,847	51,116	51,558	(12,953)	(12,830)	(5,225)	(5,171)
Terminus 200 LLC	53,094	34,040	13,023	1,073	34,139	30,568	19,676	19,163
Ten Peachtree Place Associates	25,069	25,502	28,125	28,373	(3,772)	(3,279)	(3,377)	(3,136)
Wildwood Associates	21,597	21,640	—	—	21,466	21,552	(1,517)	(1,474)
Handy Road Associates, LLC	5,313	5,407	3,204	3,204	2,096	2,173	2,157	2,202
Pine Mountain Builders, LLC	7,011	7,569	2,700	2,347	2,277	2,553	1,497	1,551
Glenmore Garden Villas LLC	7,555	3,197	5,225	1,596	1,175	1,200	1,079	874
CPI/FSP I, L.P.	7	3,188	—	—	(2)	3,137	33	1,600
CSC Associates, L.P.	145	2,150	—	—	142	414	65	207
Other	726	686	—		672	650	203	212

	$1,276,001	$1,243,928	$381,330	$363,154	$790,457	$788,113	$211,100	$209,477

     The following table summarizes income statement data of the Company’s unconsolidated joint ventures for the six months ended June 30, 2008 and 2007 ($ in thousands):

					Company’s Share of
	Total Revenues		Net Income (Loss)		Net Income (Loss)
	2008	2007	2008	2007	2008	2007

CP Venture IV LLC entities	$16,133	$16,311	$1,738	$2,139	$647	$662
TRG Columbus Development Venture, Ltd.	23,807	45,628	1,940	13,153	422	4,228
Charlotte Gateway Village, LLC	15,456	15,399	3,045	2,761	588	588
CP Venture LLC entities	10,099	10,740	5,225	5,931	540	615
CL Realty, L.L.C.	4,675	5,037	5,406	3,553	2,208	1,195
CF Murfreesboro Associates	4,921	—	32	—	(24)	—
Temco Associates, LLC	2,290	3,595	207	359	104	196
Palisades West LLC	114	181	105	172	53	56
Crawford Long — CPI, LLC	5,699	5,337	837	753	418	352
Terminus 200 LLC	266	—	25	—	13	—
Ten Peachtree Place Associates	3,621	3,240	232	159	123	87
Wildwood Associates	1	3	(86)	(95)	(43)	(48)
Handy Road Associates, LLC	—	4	(76)	(145)	(49)	(84)
Pine Mountain Builders, LLC	2,564	1,711	124	107	49	13
Glenmore Garden Villas LLC	—	—	(25)	—	—	—
CPI/FSP I, L.P.	4,448	—	1,015	(25)	—	(13)
CSC Associates, L.P.	21	(74)	14	(71)	7	(36)
Other	—	—	(60)	2	—	(2)

	$94,115	$107,112	$19,698	$28,753	$5,056	$7,809

     TRG Columbus Development Venture, Ltd. developed a multi-family project in Miami, Florida. Subsequent to quarter end, this entity sold all of its remaining residential units. This venture currently holds only seven unsold commercial units.

7.	OTHER ASSETS
     Other Assets on the Condensed Consolidated Balance Sheets included the following ($ in thousands):

	June 30, 2008	December 31, 2007

Investment in Verde	$9,376	$9,376
FF&E and leasehold improvements, net of accumulated depreciation of $10,183 and $9,761 as of June 30, 2008 and December 31, 2007, respectively	5,923	6,341
Airplane and related deposit, net of accumulated depreciation of $381 and $1,216 as of June 30, 2008 and December 31, 2007, respectively	14,992	14,191
Predevelopment costs and earnest money	12,885	16,692
Lease inducements, net of accumulated amortization of $550 and $235 as of June 30, 2008 and December 31, 2007, respectively	14,273	3,735
Loan closing costs, net of accumulated amortization of $2,227 and $1,448 as of June 30, 2008 and December 31, 2007, respectively	5,760	6,497
Prepaid expenses and other assets	3,615	2,575
Deferred tax asset	9,182	—
Intangible Assets:
Goodwill	5,529	5,529
Above market leases, net of accumulated amortization of $7,374 and $6,028 as of June 30, 2008 and December 31, 2007, respectively	2,467	4,598
In-place leases, net of accumulated amortization of $1,893 and $1,589 as of as of June 30, 2008 and December 31, 2007, respectively	920	1,409

	$84,922	$70,943

     Goodwill relates entirely to the Office reportable segment. Above and below market leases are amortized into rental revenues over the remaining lease terms. In-place leases are amortized into depreciation and amortization expense also over remaining lease terms. Amortization expense for intangibles totaled $1.2 million and $1.5 million in the three months ended June 30, 2008 and 2007, respectively, and $2.5 million and $3.1 million in the six months ended June 30, 2008 and 2007, respectively. Future aggregate amortization of these intangible assets and liabilities is anticipated to be as follows ($ in thousands):

	Below Market	Below Market	Above Market
	Rents	Ground Lease	Leases	In-Place Leases	Total

Remainder of 2008	$(64)	$(5)	$1,732	$377	$2,040
2009	(127)	(9)	197	120	181
2010	(125)	(9)	197	97	160
2011	(116)	(9)	152	79	106
2012	(48)	(9)	16	60	19
Thereafter	(77)	(670)	173	187	(387)

	$(557)	$(711)	$2,467	$920	$2,119

8.	SUPPLEMENTAL CASH FLOWS INFORMATION
     The following table summarizes supplemental information related to cash flows ($ in thousands):

	Six Months Ended June 30,
	2008	2007
Interest paid, net of amounts capitalized	$12,104	$—
Income taxes refunded	410	—

Non-Cash Transactions
Transfer from projects under development to operating properties	206,253	80,730
Transfer from other assets to land	5,694	11,785
Issuance of note receivable for sale of land	5,050	—
Change in accruals excluded from development, leasing and acquisition expenditures	11,510	3,881
Transfer of income tax receivable to deferred tax asset	9,182	—
Transfer from investment in joint venture to land held for investment	1,570	—
Transfer from projects under development to land held for investment	677	—
Change in accumulated other comprehensive income	323	—
Transfer from operating properties to land	—	2,392
Transfer from land held for investment to projects under development	—	323
9.	REPORTABLE SEGMENTS
     In the second quarter of 2008, the Company reorganized along functional lines and eliminated its division structure, which was based primarily on product type. As a result, the Company revised its segment reporting to reflect this new alignment and to correspond with information as presented to the chief operating decision maker. The following tables reflect these changes, and the reportable segments for the three and six months ended June 30, 2007 have been restated to be consistent with the current year reporting.
     Under its new structure, the Company has five reportable segments: Office, Retail, Land, Third-Party Management and Multi-family. The Company’s reportable segments are categorized based on the type of product and nature of service. The Office segment includes results of operations for office properties, both consolidated and at joint ventures. The Retail segment includes results of operations for both consolidated and joint venture-owned retail centers. The Land segment includes results of operations for various tracts of land that are held for investment or future development, and single-family residential communities that are parceled into lots and sold to various homebuilders or sold as undeveloped tracts of land. The Third-Party Management segment includes results of operations for projects where the Company manages, leases and/or develops properties for other owners. The Multi-family segment includes results of operations for the development and sale of multi-family real estate. Other includes compensation for employees other than those in the specific aforementioned areas, general corporate overhead costs, interest expense for consolidated entities as financing decisions are made at the corporate level (with the exception of joint venture interest expense, which is included in joint venture results), minority interest in income of consolidated subsidiaries, income taxes, depreciation, and preferred dividends, as well as the operations of the Industrial properties, which are not material for separate presentation.
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
     Segment net income, a breakout of assets, investment in joint ventures and capital expenditures are not presented in the following tables. Management does not utilize these measures when analyzing its segments or when making resource allocation decisions, and therefore this information is not provided. FFO is reconciled to net income on a total company basis.

				Third Party
Three Months Ended June 30, 2008 (in thousands)	Office	Retail	Land	Management	Multi-Family	Other	Total
Net rental property revenues less rental property operating expenses	$16,049	$5,539	$—	$—	$—	$362	$21,950
Fee income	—	—	—	4,491	—	3,311	7,802
Residential, tract and outparcel sales, net of cost of sales	618	3,400	398	—	—	748	5,164
Other income	(102)	—	—	—	—	1,457	1,355
General and administrative expenses	—	—	—	(4,054)	—	(9,013)	(13,067)
Interest expense	—	—	—	—	—	(7,367)	(7,367)
Depreciation and amortization of non-real estate assets	—	—	—	—	—	(967)	(967)
Other expenses	—	—	—	—	—	(549)	(549)
Funds from operations from unconsolidated joint ventures	1,189	1,343	1,320	—	(227)	61	3,686
Minority interest in income of consolidated subsidiaries	—	—	—	—	—	(251)	(251)
Benefit for income taxes from operations	—	—	—	—	—	2,176	2,176
Preferred stock dividends	—	—	—	—	—	(3,812)	(3,812)

Funds from operations available to common stockholders	$17,754	$10,282	$1,718	$437	$(227)	$(13,844)	$16,120

Real estate depreciation and amortization							(13,265)
Gain on sale of depreciated investment properties							56

Net income available to common stockholders							$2,911

				Third Party
Three Months Ended June 30, 2007 (in thousands)	Office	Retail	Land	Management	Multi-Family	Other	Total
Net rental property revenues less rental property operating expenses	$9,180	$4,659	$—	$—	$—	$498	$14,337
Fee income	—	—	—	5,707	—	4,153	9,860
Residential, tract and outparcel sales, net of cost of sales	—	—	344	—	47	—	391
Other income	7	671	—	—	—	169	847
General and administrative expenses	—	—	—	(4,966)	—	(10,638)	(15,604)
Interest expense	—	—	—	—	—	(531)	(531)
Depreciation and amortization of non-real estate assets	—	—	—	—	—	(758)	(758)
Other expenses	—	—	—	—	—	(758)	(758)
Funds from operations from unconsolidated joint ventures	1,148	1,079	1,149	—	1,804	—	5,180
Minority interest in income of consolidated subsidiaries	—	—	—	—	—	(842)	(842)
Benefit for income taxes from operations	—	—	—	—	—	1,073	1,073
Preferred stock dividends	—	—	—	—	—	(3,812)	(3,812)

Funds from operations available to common stockholders	$10,335	$6,409	$1,493	$741	$1,851	$(11,446)	$9,383

Real estate depreciation and amortization							(9,038)
Gain on sale of depreciated investment properties							50

Net income available to common stockholders							$395

				Third Party
Six Months Ended June 30, 2008 (in thousands)	Office	Retail	Land	Management	Multi-Family	Other	Total
Net rental property revenues less rental property operating expenses	$31,188	$10,579	$—	$—	$—	$818	$42,585
Fee income	—	—	—	9,144	—	6,216	15,360
Residential, tract and outparcel sales, net of cost of sales	618	4,154	4,178	—	—	748	9,698
Other income	16	—	—	—	—	2,699	2,715
General and administrative expenses	—	—	—	(8,109)	—	(19,343)	(27,452)
Interest expense	—	—	—	—	—	(13,642)	(13,642)
Depreciation and amortization of non-real estate assets	—	—	—	—	—	(1,744)	(1,744)
Other expenses	—	—	—	—	—	(2,304)	(2,304)
Funds from operations from unconsolidated joint ventures	2,377	2,642	2,333	—	423	94	7,869
Minority interest in income of consolidated subsidiaries	—	—	—	—	—	(922)	(922)
Benefit for income taxes from operations	—	—	—	—	—	5,393	5,393
Preferred stock dividends	—	—	—	—	—	(7,625)	(7,625)

Funds from operations available to common stockholders	$34,199	$17,375	$6,511	$1,035	$423	$(29,612)	$29,931

Real estate depreciation and amortization							(25,293)
Gain on sale of depreciated investment properties							112

Net income available to common stockholders							$4,750

				Third Party
Six Months Ended June 30, 2007 (in thousands)	Office	Retail	Land	Management	Multi-Family	Other	Total
Net rental property revenues less rental property operating expenses	$18,606	$9,201	$—	$—	$—	$845	$28,652
Fee income	—	—	—	11,568	—	6,358	17,926
Residential, tract and outparcel sales, net of cost of sales	—	12,541	608	—	—	—	13,149
Other income	3,556	726	—	—	—	279	4,561
General and administrative expenses	—	—	—	(9,663)	—	(20,631)	(30,294)
Interest expense	—	—	—	—	—	(531)	(531)
Depreciation and amortization of non-real estate assets	—	—	—	—	—	(1,258)	(1,258)
Other expenses	—	—	—	—	—	(1,118)	(1,118)
Funds from operations from unconsolidated joint ventures	2,307	2,096	1,381	—	4,228	—	10,012
Minority interest in income of consolidated subsidiaries	—	—	—	—	—	(1,704)	(1,704)
Benefit for income taxes from operations	—	—	—	—	—	2,100	2,100
Preferred stock dividends	—	—	—	—	—	(7,625)	(7,625)

Funds from operations available to common stockholders	$24,469	$24,564	$1,989	$1,905	$4,228	$(23,285)	$33,870

Real estate depreciation and amortization							(19,138)
Gain on sale of depreciated investment properties							70

Net income available to common stockholders							$14,802

     When reviewing the results of operations for the Company, management analyzes its rental property operations and residential, tract and outparcel sales net of their related costs. Gains on sales of investment properties and the property operations that are classified as discontinued operations are also presented net of costs in the management reporting. These amounts are shown in the segment tables above in the same “net” manner as shown to management. Certain adjustments are required to reconcile the above segments information to the Company’s consolidated revenues. These items are eliminated from the segment reporting tables above as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Reconciliation to Revenues on Consolidated Income Statement	2008	2007	2008	2007
Net rental property revenues less rental property operating expenses	$21,950	$14,337	$42,585	$28,652
Plus rental property operating expenses	14,792	11,341	28,470	21,358
Fee income	7,802	9,860	15,360	17,926
Residential, tract and outparcel sales, net of cost of sales	5,164	391	9,698	13,149
Plus residential, tract and outparcel cost of sales	832	1,085	1,778	2,293
Less income from discontinued operations	(36)	(193)	(36)	(442)
Less gain on sale of investment properties — discontinued	—	—	—	(8,164)
Less gain of sale of investment properties	(4,741)	—	(8,477)	(4,376)
Other income	940	847	2,300	4,561

Total consolidated revenues	$46,703	$37,668	$91,678	$74,957

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Overview:
     Cousins Properties Incorporated, (along with its subsidiaries and affiliates, collectively referred to as the “Company”), is a real estate development company with experience in the development, leasing, financing and management of office, retail and industrial properties in addition to residential land development and the development and sale of multi-family products. As of June 30, 2008, the Company held interests directly or through joint ventures in 24 office properties totaling 7.6 million square feet, 14 retail properties totaling 4.8 million square feet, four industrial properties totaling 2.0 million square feet and 126 completed for-sale multi-family units. These interests include office and retail projects under development or redevelopment totaling 3.8 million square feet. The Company also had an interest in two under-development multi-family projects which at completion will contain 208 for-sale units. The Company had 24 residential communities in various stages of development directly or through joint ventures in which approximately 9,970 lots remain to be developed and/or sold. In addition, the Company owned directly or through joint ventures approximately 8,800 acres of land.
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
     Management continues to assess its opportunities in the current economic environment. Management has seen the number of traditional development opportunities across its product types decrease over the past several months and does not expect this trend to change significantly in the next six to 12 months. Single family residential markets continue to struggle and management expects the number of lots sold in 2008 will be less than in 2007. Retailers are generally reluctant to commit to new developments and management sees few opportunities for traditional office or multi-family development within the next year. Management is optimistic that other, more non-traditional, opportunities may present themselves to the Company. These opportunities could include acquisition of single-family residential developments whose developers or lenders are having problems and acquisition of retail or office projects having financing problems. The Company’s relatively low leverage and capacity under its credit facilities position it well to take advantage of these opportunities. However, there can be no assurance that these non-traditional opportunities will materialize.
     Significant events during the three months ended June 30, 2008 included the following:
•	Sold two tracts totaling 70 acres at Jefferson Mill Business Park for approximately $8.5 million, generating gain of approximately $748,000.

•	Entered into an agreement to sell an additional 53-acre tract at Jefferson Mill Business Park and a 44-acre tract at King Mill Distribution Park for an aggregate price of $10.1 million. These tracts are expected to close on or before December 31, 2009.

•	Sold a 28-acre tract adjacent to The Avenue Forsyth for $17.6 million, generating gain of approximately $3.4 million. The Company expects to recognize an additional $664,000 in gain from this sale in 2008 and 2009 as it completes certain site improvement work on the tract.

•	Through its CL Realty joint venture, sold 30 acres at its Long Meadows Farms project for $7.7 million, and a gain of $4.8 million. The Company’s pre-tax share of the gain was $931,000.

•	Announced the grand opening of The Avenue Forsyth, a 527,000 square foot lifestyle center in north metropolitan Atlanta.
Results of Operations:
     Rental Property Revenues. Rental property revenues increased approximately $11.2 million (44%) and $21.4 million (43%) in the three and six month 2008 periods, respectively, compared to the same 2007 periods. These increases, discussed in detail below, generally resulted from the opening of newly-developed office and retail properties, plus increases in leasing at certain properties.
     Rental property revenues from the office portfolio increased approximately $9.2 million (50%) and $18.0 million (50%) in the three and six month 2008 periods, respectively, as a result of the following:
•	Increase of $5.1 million and $10.6 million in the three and six month 2008 periods, respectively, due to the second quarter 2007 opening of Terminus 100;

•	Increase of $1.8 million and $3.5 million in the three and six month 2008 periods, respectively, related to the American Cancer Society Center (the “ACS Center”), where average economic occupancy increased;

•	Increase of $1.2 million and $2.0 million in the three and six month 2008 periods, respectively, related to 191 Peachtree Tower, where average economic occupancy increased;

•	Increase of $146,000 and $491,000 in the three and six month 2008 periods, respectively, related to the second quarter 2007 acquisition of the 221 Peachtree Center Avenue Garage.
     Rental property revenues from the retail portfolio increased approximately $1.9 million (29%) and $3.0 million (23%) in the three and six month 2008 periods, respectively, as a result of the following:
•	Increase of $557,000 and $1.2 million in the three and six month 2008 periods, respectively, related to increased average economic occupancy at San Jose MarketCenter, which opened in the first quarter of 2006;

•	Increase of $352,000 and $888,000 in the three and six month 2008 periods, respectively, related to increased average economic occupancy at The Avenue Webb Gin, which opened in the third quarter of 2006;

•	Increase of $856,000 and $929,000 in the three and six month 2008 periods, respectively, related to The Avenue Forsyth, which opened in April 2008.
     Rental Property Operating Expenses. Rental property operating expenses increased approximately $3.5 million (30%) and $7.1 million (33%) in the three and six month 2008 periods, respectively, compared to the same 2007 period as a result of the following:
•	Increase of $1.2 million and $2.6 million in the three and six month 2008 periods, respectively, related to the opening of Terminus 100;

•	Increase of $310,000 in both the three and six month 2008 periods due to the opening of The Avenue Forsyth;

•	Increase of $1.6 million and $3.1 million in the three and six month 2008 periods, respectively, related to the increased occupancy at 191 Peachtree Tower, the ACS Center, San Jose MarketCenter, and The Avenue Webb Gin.
     Fee Income. Fee income decreased $2.1 million (21%) and $2.6 million (14%) in the three and six month 2008 periods, respectively, compared to the same 2007 periods. Fee income is comprised of management fees, development fees and leasing fees, which the Company performs for joint ventures in which it has an ownership interest and third party property owners. Fee income also includes direct reimbursements of expenses from these owners. Fees and reimbursements vary between quarters, due to the number of contracts with ventures and third party owners and the development and leasing needs at the underlying properties, and could continue to vary in future periods based on volume and composition of activities at the underlying properties.
     Management fees, including expense reimbursements, decreased $582,000 and $1.4 million during the three and six month 2008 periods, respectively, mainly due to lower reimbursements from third party owners. Leasing fee income decreased $528,000 and $913,000 in the three and six month 2008 periods, respectively, compared to the 2007 periods primarily due to changes in the level of rollover and activity at the underlying properties. In addition, the Company earned $567,000 in the second quarter of 2007 in development fees related to amounts the Company paid on behalf of the Ft. Gillem contract and was reimbursed. None were incurred in 2008.
     Residential Lot and Outparcel Sales and Cost of Sales. Residential lot and outparcel sales and cost of sales are discussed in detail below.
     Residential Lot Sales and Cost of Sales — The Company’s residential lot business consists of projects that are consolidated, for which income is recorded in the residential lot and outparcel sales and cost of sales line items, and projects that are owned through joint ventures in which the Company is a 50% partner with Temco Associates, LLC (“Temco”) and CL Realty, L.L.C., for which income is recorded in income from unconsolidated joint ventures. The number of lots sold for the six month periods were as follows:

	2008	2007
Consolidated projects	10	34
Temco	8	45
CL Realty, L.L.C.	97	225

Total	115	304

     Demand for residential lots is down significantly as a result of general market conditions and as a result of limited demand in the Company’s and its ventures’ principal markets in Texas, Florida and metropolitan Atlanta. Builders, the primary customers for such residential lots, have a general oversupply of inventory in the Company’s markets and are working to reduce inventory levels before they consider buying additional lots. In addition, the recent changes in credit availability for home buyers and homebuilders have made it more difficult to obtain financing for purchasers. Management is closely monitoring market developments but is currently unable to predict when markets will improve. Management expects these market conditions to continue to negatively impact residential lot sales and have an adverse impact on the Company’s results of operations until such time as the residential lot markets improve. Therefore, consistent with current market trends, the Company anticipates residential lot sales for the rest of 2008, like those in the beginning of 2008 and 2007, will be lower than those the Company experienced in recent years, both at consolidated projects and at Temco and CL Realty, L.L.C. The Company cannot currently quantify the effect of the current slowdown on its results of operations for the rest of 2008 or forward.

     Residential lot sales for consolidated properties decreased $221,000 and $1.5 million between the three and six month 2008 periods and the same 2007 periods. Residential lot cost of sales decreased $215,000 and $1.4 million between the three and six month 2008 and 2007 periods. The change in residential lot cost of sales was also partially due to the number of lots sold during the periods and partially to fluctuations in gross profit percentages used to calculate the cost of sales for residential lot sales in certain of the residential developments.
     Outparcel Sales and Cost of Sales — Outparcel sales and cost of sales increased $1.6 million and $819,000, respectively, between the six month 2008 and 2007 periods due to one outparcel sale in the first quarter 2008 and none in the first quarter 2007. There was no activity related to outparcels in the three month 2008 and 2007 periods.
     Interest and Other. Interest and other income increased $107,000 (13%) in the three month 2008 period compared to the same 2007 period and decreased $2.2 million (49%) between the six month 2008 and 2007 periods as a result of the following:
•	Decrease of termination fees of $780,000 and $4.2 million in the three and six month 2008 periods, respectively. The Company recognized a $3.5 million termination fee in the first quarter of 2007 from a lease terminated at the ACS Center and fees of $671,000 in the second quarter of 2007, mainly from a lease termination fee at The Avenue Webb Gin, with no corresponding significant termination fees in 2008;

•	Increase in interest income of approximately $594,000 and $969,000 in the three and six month 2008 periods, respectively, due to an increase in notes receivable outstanding;

•	Increase in other income of approximately $409,000 in the six month 2008 period due to the sale of certain of the Company’s art assets.
     General and Administrative Expenses. General and administrative expenses decreased $2.5 million (16%) and $2.8 million (9%) in the three and six month 2008 periods, respectively, due to the following:
•	Decrease of $1.1 million and $1.5 million in salaries and benefits, net of amounts capitalized to projects under development, in the three and six month 2008 periods, respectively, compared to the same 2007 period. The Company reduced staffing at its corporate offices at the end of the first quarter of 2008. In addition, salaries, benefits and other expenses reimbursed by third party and joint venture management contracts decreased due to a reduced number of third party contracts between periods;

•	Decrease of $355,000 and $361,000 in stock-based compensation expense for the three and six month periods, respectively. The Company recognizes compensation expense for restricted stock units based on the current fair market value of its common stock. The Company’s stock price decreased between June 30, 2007 and June 30, 2008, resulting in lower compensation expense for the 2008 periods;

•	Decrease of $250,000 and $260,000 in employee leasing commissions in the three and six month periods, respectively, due to decreased leasing activity at third party managed projects, for which the Company earns fee income.

•	Decrease of $135,000 and $631,000 in rent expense and moving costs in the three and six month periods, respectively. In the second quarter of 2007, the Company relocated its corporate headquarters to 191 Peachtree Tower, which is owned by the Company, and rent is no longer included in expense;

•	Decrease of approximately $429,000 and $294,000 in professional fees in the three and six month periods, respectively, a large portion of which related to legal fees. In the 2007 periods, higher legal costs were incurred for additional work performed in order to comply with new SEC rules and regulations related to the proxy filing and for more legal fees related to potential venture formations and other projects.

     Depreciation and Amortization. Depreciation and amortization increased approximately $4.1 million (47%) and $6.1 million (34%) between the three and six month 2008 periods, respectively, when compared to the 2007 periods primarily as a result of the following:
•	Increase of $2.1 million and $3.9 million in the three and six month 2008 periods, respectively, related to the opening of Terminus 100;

•	Increase of $306,000 in both the three and six month 2008 periods from the opening of The Avenue Forsyth;

•	Increase of $1.2 million and $1.1 million in the three and six month 2008 periods, respectively, from increased amortization of tenant improvements due to the increased occupancy at 191 Peachtree Tower, the ACS Center, San Jose MarketCenter, and The Avenue Webb Gin.
     Interest Expense. Interest expense increased approximately $6.8 million and $13.1 million in the three and six month 2008 periods, respectively, compared to the same 2007 periods. The increases are the result of a decrease in capitalized interest associated with the following:
•	The completion of several properties in development or lease-up including Terminus 100, The Avenue Webb Gin, The Avenue Forsyth and The Avenue Murfreesboro, and

•	The suspension of construction on residential projects that are wholly-owned and owned in joint ventures.
     Benefit for Income Taxes from Operations. Benefit for income taxes from operations increased approximately $1.1 million and $3.3 million between the three and six month 2008 and 2007 periods, respectively, as a result of higher losses from Cousins Real Estate Corporation (“CREC”), the Company’s taxable REIT subsidiary. CREC losses were higher as a result of the following:
•	Decrease in income from the TRG Columbus Development Venture, Ltd. (“TRG” — see further discussion in the income from unconsolidated joint ventures section below);

•	Increase in interest expense on borrowings between the Company and CREC.
     Income from Unconsolidated Joint Ventures. Income from unconsolidated joint ventures decreased approximately $1.9 million (45%) and $2.8 million (35%) in the three and six month 2008 periods compared to the same 2007 periods, respectively, due to the following. (All amounts discussed reflect the Company’s share of joint venture income based on its ownership interest in each joint venture.)
•	Decrease in income from TRG of approximately $2.0 million and $3.8 million in the three and six month 2008 periods, respectively. TRG recognized income on its condominium units under contract for sale using the percentage of completion method of accounting during the first half of 2007. Construction of the project is complete, and TRG recorded only nominal amounts of income from units under percentage of completion accounting in 2008. The income that was generated at TRG in 2008 included revenues from units that closed under the completed contract method of accounting and income from forfeited security deposits on units that did not close. TRG sold substantially all the residential units that remained as of June 30, 2008 in July 2008 at a gain.

•	Increase in income from CL Realty, L.L.C. of approximately $123,000 and $1.0 million in the three and six month 2008 periods, respectively. This venture recognized revenue from two mineral rights lease bonus payments in 2008, one in the first quarter and one in the second quarter. In addition, the venture recognized income from potential lot buyers forfeiting their deposits, and a gain from a land tract sale at one of the venture’s residential develop-

ments. This increase was partially offset by a decrease in lots sold from 137 in the second quarter 2007 to 66 in the second quarter of 2008, and a decrease from 225 in the first six months of 2007 to 97 in the same 2008 period. See additional discussion in the Residential Lot and Outparcel Sales and Cost of Sales section above.
     Gain on Sale of Investment Properties. The 2008 gain consisted primarily of the following:
•	Gain from the sale of undeveloped land from the Company’s North Point land holdings ($3.7 million);

•	Gain from the sale of undeveloped land from the Jefferson Mill project land holdings ($748,000);

•	Gain from the sale of undeveloped land near The Avenue Forsyth project ($3.4 million) ;

•	Gain from the condemnation of land at the Cosmopolitan Center ($619,000); and

•	Gain from the sale of the Company’s airplane ($415,000).
The 2007 gain consisted primarily of the sale of undeveloped land near the Company’s Avenue Carriage Crossing project.
     Discontinued Operations. Income from discontinued operations (including gain on sale of investment properties) decreased slightly in the three month 2008 period compared to the three month 2007 period and decreased approximately $8.4 million between the six month 2008 and 2007 periods. In the first quarter of 2007, the Company sold five sites under ground lease at the Company’s North Point project, which was treated as a discontinued operation. The Company also sold the 3301 Windy Ridge Parkway office building in the third quarter of 2007 and the results of operations for this property were reclassified to discontinued operations for the 2007 period. There were no new assets which qualified for discontinued operations treatment in the six months ended June 30, 2008.
     Discussion of New Accounting Pronouncements. On January 1, 2008, the Company adopted EITF No. 06-8, “Applicability of the Assessment of a Buyer’s Continuing Investment under FASB Statement No. 66, Accounting for Sales of Real Estate, for Sales of Condominiums” (“EITF 06-8”), which provides guidance for determining the adequacy of a buyer’s continuing investment and the appropriate profit recognition in the sale of individual units in a condominium project. EITF 06-8 requires that companies evaluate the adequacy of a buyer’s continuing investment in recognizing condominium revenues on the percentage of completion method by applying paragraph 12 of Statement No. 66 to the level and timing of deposits received on contracts for condominium sales. This adoption had no effect on financial position or results of operations in the first half of 2008, but the Company anticipates that the accounting under EITF 06-8 will have a material effect on the timing of revenue recognition for future multi-family residential projects.
     On January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” for non-financial assets and liabilities. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Depending on the nature of the asset or liability, the Company uses various valuation techniques and assumptions when estimating fair value. In accordance with SFAS No. 157, the Company applied the following fair value hierarchy:
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net Income Available to Common Stockholders	$2,911	$395	$4,750	$14,802
Depreciation and amortization:
Consolidated properties	12,785	8,721	24,224	18,076
Discontinued properties	—	(14)	—	151
Share of unconsolidated joint ventures	1,473	1,089	2,864	2,170
Depreciation of furniture, fixtures and equipment and amortization of specifically identifiable intangible assets:
Consolidated properties	(967)	(758)	(1,744)	(1,259)
Share of unconsolidated joint ventures	(26)	—	(51)	—
Gain on sale of investment properties, net of applicable income tax provision:
Consolidated	(5,212)	(62)	(9,004)	(4,502)
Discontinued properties	—	22	—	(8,142)
Share of unconsolidated joint ventures	—	(10)	—	34
Gain on sale of undepreciated investment properties	5,156	—	8,892	12,540

Funds From Operations Available to Common Stockholders	$16,120	$9,383	$29,931	$33,870

Liquidity and Capital Resources:
Financial Condition.
     The Company had a number of projects in its development pipeline at June 30, 2008, as well as one existing office building included in operating properties on its Condensed Consolidated Balance Sheet that will require capital to effect leasing and redevelopment activities. The Company also has several tracts of undeveloped land, both consolidated and at unconsolidated joint ventures, which may progress into development projects in the remainder of 2008. If additional capital is needed, management believes that this capital may be secured through one or more of the following alternatives: additional borrowings, formations of joint ventures, capital transactions, and the selective and strategic sale of mature operating properties or parcels of land held for investment. The financial condition of the Company is discussed in further detail below.

     At June 30, 2008, the Company was subject to the following contractual obligations and commitments ($ in thousands):

		Less than			After
	Total	1 Year	1-3 Years	4-5 Years	5 years
Contractual Obligations:
Company long-term debt
Unsecured notes payable and construction loans	$281,239	$2,960	$4,679	$273,600	$—
Mortgage notes payable	506,267	1,860	109,270	246,260	148,877
Interest commitments under notes payable (1)	240,431	130,863	67,672	3,565	38,331
Operating leases (ground leases)	15,229	93	193	203	14,740
Operating leases (all other)	962	451	461	50	—

Total contractual obligations	$1,044,128	$136,227	$182,275	$523,678	$201,948

Commitments:
Letters of credit	$17,292	$15,092	$2,200	$—	$—
Performance bonds	10,064	9,092	972	—	—
Estimated development commitments	201,213	129,975	67,673	3,565	—
Unfunded tenant improvements	5,305	5,305	—	—	—

Total commitments	$233,874	$159,464	$70,845	$3,565	$—

(1)	Interest on variable rate obligations is based on rates effective as of June 30, 2008.
     The Company maintains an interest rate swap agreement with a notional amount of $100 million in order to manage its interest rate risk under the Term Facility. This swap was designated as a cash flow hedge and effectively fixes the underlying LIBOR rate of the Term Facility at 5.01%. The interest rate on the Term Facility is equal to LIBOR plus a spread, as defined by the term loan agreement. At June 30, 2008 the spread over LIBOR was 0.90%. The fair value of the interest rate swap agreement at June 30, 2008 was a liability of approximately $4.0 million, which is recorded in accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheet. The change in value of the interest rate swap is recorded in Other Comprehensive Income, which is included in the equity section of the Condensed Consolidated Balance Sheet. Ineffectiveness is analyzed on a quarterly basis and is recorded in the Condensed Consolidated Statements of Income. There was no ineffectiveness in the first half of 2008.
     As of June 30, 2008, the Company had $173.6 million drawn on its $500 million credit facility. The amount available under this credit facility is reduced by outstanding letters of credit, which were approximately $17.3 million at June 30, 2008. The Company’s interest rate on its credit facility is LIBOR plus a spread based on certain of the Company’s ratios and other factors, and interest is due periodically as defined by the loan agreement. As of June 30, 2008, the spread over LIBOR for the credit facility was 0.95%.
     The Company expects its credit facility to be the primary funding source for its contractual obligations and commitments in the near term. The Company may obtain long-term mortgage debt on some of its recently developed, unencumbered assets to help fund its commitments.
     In June 2008, the Company repaid its mortgage note secured by Lakeshore Park Plaza. In July 2008, the Company executed a new, non-recourse mortgage loan for $18.4 million secured by the Lakeshore Park Plaza property. This loan matures August 1, 2012 and bears interest at 5.89%.
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
     As of June 30, 2008, the weighted average interest rate on the Company’s consolidated debt was 5.62%, and the Company’s consolidated debt to total market capitalization ratio was 36.6%.

     The Company may also generate capital through the issuance of securities that includes, but is not limited to, preferred stock under an existing shelf registration statement. As of June 30, 2008, the Company had approximately $100 million available for issuance under this registration statement.
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
Cash Flows.
     Cash Flows from Operating Activities. Net cash provided by operating activities increased $9.5 million between the six months ended June 30, 2007 and the corresponding 2008 period. This increase is a result of higher cash flows from operating properties, more distributions from joint ventures in 2008 and lower residential, outparcel and multi-family development expenditures, offset by an increase in interest paid and changes in operating assets and liabilities. See rental property revenues and operating expenses sections above for a discussion of the properties which contributed to the increase in cash flows from operating activities and the interest expense section for a discussion of that increase. The increase in operating distributions received from unconsolidated joint ventures is mainly due to $11.9 million in distributions from TRG Columbus Development Venture, Ltd., which constructed a multi-family residential project in Miami, Florida. Closings on these residential units commenced in the fourth quarter of 2007 and continued through the first half of 2008. Operating assets increased mainly due to the increase in the income tax receivable due to the benefit anticipated from losses at the Company’s taxable subsidiary.
     Cash Flows from Investing Activities. Net cash used in investing activities decreased $23.6 million between the six months ended June 30, 2007 and the corresponding 2008 period. Proceeds from investment property sales were $12.2 million higher in 2008 due mainly to the 2008 sales of the land at Jefferson Mill Business Park and The Avenue Forsyth. Also, property acquisition and development expenditures decreased $44.6 million between the 2008 and 2007 periods due to fewer projects under development. These decreases were partially offset by the $19.3 million in cash received in 2007 as additional consideration related to the 2006 formation of CP Venture IV LLC. Additionally, contributions to the Company’s investment in unconsolidated joint ventures increased $12.6 million primarily due to construction-related contributions to the Palisades West LLC joint venture in 2008.
     Cash Flows from Financing Activities. Net cash provided by financing activities decreased $48.0 million between the six months ended June 30, 2007 and the corresponding 2008 period. The net borrowings under the Company’s credit, term and construction facilities decreased in 2008 by $39.1 million, mainly due to the Company’s decrease in development expenditures and to the infusion of cash in the last half of 2007 from obtaining three new mortgage notes payable. Repayments of other notes payable increased by $8.4 million, primarily due to the repayment of the Lakeshore Park Plaza mortgage note in 2008, further decreasing net cash provided by financing activities. In 2007, the Company refinanced its non-recourse mortgage note payable secured by the

100 and 200 North Point Center Office buildings and incurred additional borrowings on its industrial projects, which provided loan proceeds that were $4.0 million higher in 2007. Common stock issued, net of expenses, decreased $3.6 million due to a decrease in options exercised under the Company’s stock option plans. Partially offsetting the decreases in net cash provided by financing activities was the purchase of approximately $7.7 million of treasury stock in 2007 versus no purchases in the 2008 comparable period.
     Dividends. During the six months ended June 30, 2008, the Company paid common and preferred dividends of $45.6 million, which it funded with cash provided by operating activities and proceeds from investment property sales. During the 2007 period, the Company paid common and preferred dividends of $46.1 million which it funded with cash provided by operating activities, proceeds from investment property sales and proceeds from venture formation. For the foreseeable future, the Company intends to fund its quarterly distributions to common and preferred stockholders with cash provided by operating activities, proceeds from investment property sales, distributions from unconsolidated joint ventures, and indebtedness, if necessary.
Off Balance Sheet Arrangements
     The Company has a number of off balance sheet joint ventures with varying structures. At June 30, 2008, the Company’s unconsolidated joint ventures had aggregate outstanding indebtedness to third parties of approximately $412.2 million of which the Company’s share was $180.4 million. These loans are generally mortgage or construction loans, most of which are non-recourse to the Company. Also, in certain instances, the Company provides “non-recourse carve-out guarantees” on these non-recourse loans. The Company has guarantees for the repayment of the debt at the CF Murfreesboro Associates and Glenmore Garden Villas LLC ventures, and performance and repayment guarantees at its Terminus 200 LLC venture. See the Company’s Annual Report of Form 10-K for the year ended December 31, 2007 for detailed information on these guarantees. An estimate of the liability associated with these guarantees was made upon entering into the guarantee, and there have been no material changes in the Company’s estimated liability related to these guarantees in the six months ended June 30, 2008. The unconsolidated joint ventures also had performance bonds, which the Company guarantees, totaling approximately $1.6 million at June 30, 2008.
     Several of these ventures are involved in the acquisition and development of real estate. As capital is required to fund the acquisition and development of this real estate, the Company must fund its share of the costs not funded by operations or outside financing. As of June 30, 2008, the Company had approximately $88.9 million in estimated construction commitments for its office, multi-family and retail joint ventures, anticipated to be funded by partner contributions or outside financing at the venture level. The Company also estimates there will be further acquisition and development expenditures at certain of its residential joint ventures. Based on the nature and timing of activities conducted in these ventures, management cannot estimate with any degree of accuracy amounts that the Company may be required to fund in the short or long-term. However, management does not believe that additional funding of these ventures will have a material adverse effect on its financial condition or results of operations.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
     The following table contains information about the Company’s purchases of its equity securities during the second quarter of 2008:

			Total Number of		Maximum Number of
			Shares Purchased as		Shares That May Yet
	Total Number of	Average Price Paid	Part of Publicly	Average Price Paid	Be Purchased Under
	Shares Purchased (1)	Per Share (1)	Announced Plan (2)	Per Share	Plan (2)
April 1 - 30	4,398	$27.27	—	$—	4,750,000
May 1 - 31	—	—	—	—	4,750,000
June 1 - 30	—	—	—	—	4,750,000

Total	4,398	$27.27	—	$—	4,750,000

(1)	The purchase of equity securities during the second quarter of 2008 related to a remittance of shares of stock for an option exercise.

(2)	On May 9, 2006, the Board of Directors of the Company authorized a stock repurchase plan, which expires May 9, 2009, of up to 5,000,000 shares of the Company’s common stock. The Company has purchased 250,000 shares under this plan, and no purchases occurred during the second quarter of 2008.

Item 3.	Defaults Upon Senior Securities
     None.

Item 4.	Submission of Matters to a Vote of Security Holders
     None.

Item 5.	Other Information
     None.

Item 6.	Exhibits
3.1	Restated and Amended Articles of Incorporation of the Registrant, as amended August 9, 1999, filed as Exhibit 3.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference.

3.1.1	Articles of Amendment to Restated and Amended Articles of Incorporation of the Registrant, as amended December 15, 2004, filed as Exhibit 3(a)(i) to Registrant’s Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.

3.2	Bylaws of the Registrant, as amended August 14, 2007, filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on August 16, 2007, and incorporated herein by reference.

11	Computation of Per Share Earnings*

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Data required by SFAS No. 128, “Earnings Per Share,” is provided in Note 3 to the condensed consolidated financial statements included in this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COUSINS PROPERTIES INCORPORATED
/s/ James A. Fleming
James A. Fleming
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

August 11, 2008