Form 10-Q
period 2008-09-30
COUSINS PROPERTIES INC
filed 2008-11-10
CIK 25232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 4, 2008

Common Stock, $1 par value per share	51,382,967 shares

FORWARD-LOOKING STATEMENTS
     Certain matters contained in this report are forward-looking statements within the meaning of the federal securities laws and are subject to uncertainties and risks. These include, but are not limited to, general and local economic conditions (including the current general recession and state of the credit markets), local real estate conditions (including the overall condition of the residential markets), the activity of others developing competitive projects, the risks associated with development projects (such as delay, cost overruns and leasing/sales risk of new properties), the cyclical nature of the real estate industry, the financial condition of existing tenants, interest rates, the Company’s ability to obtain favorable financing or zoning, environmental matters, the effects of terrorism, the ability of the Company to close properties under contract and other risks detailed from time to time in the Company’s filings with the Securities and Exchange Commission, including the risks identified in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The words “believes,” “expects,” “anticipates,” “estimates” and similar expressions are intended to identify forward-looking statements. Although the Company believes that its plans, intentions and expectations reflected in any forward-looking statements are reasonable, the Company can give no assurance that such plans, intentions or expectations will be achieved. Such forward-looking statements are based on current expectations and speak as of the date of such statements. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of future events, new information or otherwise.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share and per share amounts)

	September 30,	December 31,
	2008	2007
ASSETS
PROPERTIES:
Operating properties, net of accumulated depreciation of $170,274 and $142,955 in 2008 and 2007, respectively	$844,211	$654,633
Operating properties held for sale, net of accumulated depreciation of $8,007 in 2008	9,335	—
Land held for investment or future development	105,375	105,117
Projects under development	247,193	358,925
Residential lots under development	54,729	44,690

Total properties	1,260,843	1,163,365

CASH AND CASH EQUIVALENTS	54,641	17,825
RESTRICTED CASH	2,109	3,587
NOTES AND OTHER RECEIVABLES, net of allowance for doubtful accounts of $1,507 and $883 in 2008 and 2007, respectively	55,405	44,414
INVESTMENT IN UNCONSOLIDATED JOINT VENTURES	199,490	209,477
OTHER ASSETS	84,094	70,943

TOTAL ASSETS	$1,656,582	$1,509,611

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
NOTES PAYABLE	$852,771	$676,189
ACCOUNTS PAYABLE AND ACCRUED LIABILITIES	68,357	57,208
DEFERRED GAIN	171,894	171,931
DEPOSITS AND DEFERRED INCOME	7,238	5,997

TOTAL LIABILITIES	1,100,260	911,325

MINORITY INTERESTS (includes redeemable minority interests with a book value of $6,518 with a maximum redemption amount of $14,820 as of September 30, 2008)	44,394	45,783

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ INVESTMENT:
Preferred stock, 20,000,000 shares authorized, $1 par value:
7.75% Series A cumulative redeemable preferred stock, $25 liquidation preference; 4,000,000 shares issued and outstanding	100,000	100,000
7.50% Series B cumulative redeemable preferred stock, $25 liquidation preference; 4,000,000 shares issued and outstanding	100,000	100,000
Common stock, $1 par value, 150,000,000 shares authorized, 54,952,780 and 54,850,505 shares issued in 2008 and 2007, respectively	54,953	54,851
Additional paid-in capital	353,266	348,508
Treasury stock at cost, 3,570,082 shares in 2008 and 2007	(86,840)	(86,840)
Accumulated other comprehensive income	(4,503)	(4,302)
Cumulative undistributed net income (distributions in excess of net income)	(4,948)	40,286

TOTAL STOCKHOLDERS’ INVESTMENT	511,928	552,503

TOTAL LIABILITIES AND STOCKHOLDERS’ INVESTMENT	$1,656,582	$1,509,611

See notes to condensed consolidated financial statements.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

REVENUES:
Rental property revenues	$38,337	$30,659	$109,344	$80,275
Fee income	21,736	10,513	37,096	28,439
Multi-family residential sales	5,459	20	5,459	20
Residential lot and outparcel sales	3,747	4,551	6,746	7,453
Interest and other	991	439	3,291	4,939

	70,270	46,182	161,936	121,126

COSTS AND EXPENSES:
Rental property operating expenses	14,641	12,303	42,663	33,111
General and administrative expenses	13,020	9,862	32,733	31,514
Reimbursed general and administrative expenses	4,006	4,857	11,745	13,499
Depreciation and amortization	13,272	10,380	37,148	28,109
Multi-family residential cost of sales	4,715	23	4,715	(24)
Residential lot and outparcel cost of sales	1,917	3,344	3,695	5,684
Interest expense	8,705	3,265	22,347	3,796
Loss on extinguishment of debt	—	446	—	446
Other	1,975	1,054	4,279	2,172

	62,251	45,534	159,325	118,307

INCOME FROM CONTINUING OPERATIONS BEFORE TAXES, MINORITY INTEREST AND INCOME FROM UNCONSOLIDATED JOINT VENTURES	8,019	648	2,611	2,819

(PROVISION) BENEFIT FOR INCOME TAXES FROM OPERATIONS	(916)	1,806	4,477	3,906

MINORITY INTEREST IN INCOME (LOSS) OF CONSOLIDATED SUBSIDIARIES	(766)	286	(1,688)	(1,418)

INCOME (LOSS) FROM UNCONSOLIDATED JOINT VENTURES	3,497	(898)	8,553	6,911

INCOME FROM CONTINUING OPERATIONS BEFORE GAIN ON SALE OF INVESTMENT PROPERTIES	9,834	1,842	13,953	12,218

GAIN ON SALE OF INVESTMENT PROPERTIES, NET OF APPLICABLE INCOME TAX PROVISION	1,387	355	10,391	4,857

INCOME FROM CONTINUING OPERATIONS	11,221	2,197	24,344	17,075

DISCONTINUED OPERATIONS, NET OF APPLICABLE INCOME TAX PROVISION:
Loss from discontinued operations	(431)	(408)	(1,179)	(1,001)
Gain on sale of investment properties	—	9,872	—	18,014

	(431)	9,464	(1,179)	17,013

NET INCOME	10,790	11,661	23,165	34,088

DIVIDENDS TO PREFERRED STOCKHOLDERS	(3,812)	(3,812)	(11,437)	(11,437)

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$6,978	$7,849	$11,728	$22,651

PER COMMON SHARE INFORMATION — BASIC:
Income (loss) from continuing operations	$0.14	$(0.03)	$0.25	$0.11
Income (loss) from discontinued operations	—	0.18	(0.02)	0.33

Basic net income available to common stockholders	$0.14	$0.15	$0.23	$0.44

PER COMMON SHARE INFORMATION — DILUTED:
Income (loss) from continuing operations	$0.14	$(0.03)	$0.25	$0.11
Income (loss) from discontinued operations	—	0.18	(0.02)	0.32

Diluted net income available to common stockholders	$0.14	$0.15	$0.23	$0.43

CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.37	$0.37	$1.11	$1.11

WEIGHTED AVERAGE SHARES	51,209	51,690	51,182	51,744

DILUTED WEIGHTED AVERAGE SHARES	51,652	51,690	51,797	53,214

See notes to condensed consolidated financial statements.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except per share amounts)

	For the Nine Months
	Ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$23,165	$34,088
Adjustments to reconcile net income to net cash flows provided by operating activities:
Gain on sale of investment properties, net of income tax provision	(10,391)	(22,871)
Loss on extinguishment of debt	—	446
Depreciation and amortization	37,634	28,781
Amortization of deferred financing costs	1,173	787
Stock-based compensation	2,996	3,853
Effect of recognizing rental revenues on a straight-line or market basis	(3,452)	(911)
Income from unconsolidated joint ventures less than (in excess of) operating distributions	1,601	(94)
Residential lot, outparcel and multi-family cost of sales, net of closing costs paid	8,022	5,436
Residential lot, outparcel and multi-family acquisition and development expenditures	(41,752)	(35,167)
Income tax benefit from stock options	—	(783)
Minority interest in income of consolidated entities	1,688	1,418
Changes in other operating assets and liabilities:
Change in other receivables and other assets, net	(7,625)	(9,035)
Change in accounts payable and accrued liabilities	4,877	8,172

Net cash provided by operating activities	17,936	14,120

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from investment property sales	34,979	36,680
Proceeds from venture formation	—	19,338
Property acquisition and development expenditures	(121,326)	(222,191)
Investment in unconsolidated joint ventures	(19,926)	(6,302)
Distributions from unconsolidated joint ventures in excess of income	26,742	3,891
Investment in notes receivable, net	66	(1,180)
Change in other assets, net	(9,835)	(17,287)
Change in restricted cash	1,478	(1,314)

Net cash used in investing activities	(87,822)	(188,365)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit, term loan, and construction facilities	386,525	1,159,700
Repayment of credit facilities	(218,125)	(1,055,800)
Payment of loan issuance costs	(268)	(3,117)
Proceeds from other notes payable or construction loans	18,368	162,417
Repayment of other notes payable or construction loans	(10,186)	(23,909)
Common stock issued, net of expenses	1,864	5,918
Purchase of treasury stock	—	(7,699)
Income tax benefit from stock options	—	783
Common dividends paid	(56,962)	(57,629)
Preferred dividends paid	(11,437)	(11,438)
Contributions from minority partners	—	405
Distributions to minority partners	(3,077)	(1,927)

Net cash provided by financing activities	106,702	167,704

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	36,816	(6,541)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	17,825	11,538

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$54,641	$4,997

See notes to condensed consolidated financial statements.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
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
     The condensed consolidated financial statements are unaudited and were prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, these financial statements reflect all adjustments necessary (which adjustments are of a normal and recurring nature) for the fair presentation of the Company’s financial position as of September 30, 2008 and results of operations for the three and nine month periods ended September 30, 2008 and 2007. Results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of results expected for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. These condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The accounting policies employed are materially the same as those shown in Note 2 to the consolidated financial statements included in such Form 10-K, with the addition of the following new accounting pronouncements.
     New Accounting Pronouncements
     Condominium Accounting
     On January 1, 2008, the Company adopted Emerging Issues Task Force (“EITF”) No. 06-8, “Applicability of the Assessment of a Buyer’s Continuing Investment under FASB Statement No. 66, Accounting for Sales of Real Estate, for Sales of Condominiums,” which is discussed in Note 2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The adoption of this standard had no effect on financial position or results of operations in the nine months ended September 30, 2008, but the Company anticipates that the accounting under EITF 06-8 could have a material effect on the timing of revenue recognition for future multi-family residential projects.
     Fair Value Accounting
     On January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” for non-financial assets and liabilities. Fair value is defined as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Depending on the nature of the asset or liability, the Company uses various valuation techniques and assumptions when estimating fair value. In accordance with SFAS No. 157, the Company applied the following fair value hierarchy:
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
     When determining the fair value measurements for assets and liabilities required or permitted to be recorded at and/or marked to fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability. When possible, the Company looks to active and observable markets to price identical assets or liabilities. When identical assets and liabilities are not traded in active markets, the Company looks to market observable data for similar assets and liabilities. Nevertheless, certain assets and liabilities are not actively traded in observable markets and the Company must use alternative valuation techniques to derive a fair value measurement. The Company applied the provisions of SFAS No. 157 in recording its interest rate swap at fair value (Level 2; swap is discussed further in Note 2 herein). The adoption of SFAS No. 157 did not have a material impact on the Company’s results of operations or financial condition.
     Accounting for Noncontrolling Interests
     The Company consolidates various ventures that are involved in the ownership and/or development of real estate and records the other partner’s interest as a minority interest. In December 2007, the Financial Accounting Standards board issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” which will result in amounts formerly reflected as minority interests be classified as noncontrolling interests, in addition to different accounting requirements for these interests. The Company will adopt SFAS 160 on January 1, 2009. During 2008, certain revisions were also made to EITF D-98, “Classification and Measurement of Redeemable Securities,” which clarified that certain minority interests with redemption provisions which are outside the Company’s control, commonly referred to as redeemable minority interests, were within the scope of EITF D-98. Certain venture agreements contain provisions which require the Company to purchase the minority partner’s interest at fair value, upon demand on or after a future date. The Company estimated the maximum redemption value of these interests at September 30, 2008 and disclosed such on its condensed consolidated balance sheet. The Company is still evaluating the effect the adoption of SFAS 160 will have on its consolidated financial statements. However, the Company has determined that upon adoption, and in conjunction with the requirements of EITF D-98, an adjustment for the then fair value of redeemable minority interests will be required. This adjustment will ultimately increase the carrying value of redeemable minority interests to the redemption value with a corresponding charge to equity. Under EITF D-98, the Company will have a choice of either accreting redeemable minority interest to its redemption value over the redemption period or recognizing changes in the redemption value immediately as they occur. The Company is currently evaluating these options and has not yet concluded as to which approach it will take.

     Reclassifications
     In periods prior to third quarter 2008, the Company included within the general and administrative expense line item amounts which are reimbursed to the Company by third parties or unconsolidated joint ventures under management contracts. Beginning in the third quarter of 2008, these reimbursed costs were segregated on the Condensed Consolidated Statements of Income, and prior period amounts have been revised to conform to the new presentation. The offset for the amounts received as reimbursement of these expenses is included in Fee Income within revenues in the accompanying Condensed Consolidated Statements of Income.
2. NOTES PAYABLE, INTEREST EXPENSE AND COMMITMENTS AND CONTINGENCIES
     The following table summarizes the terms and amounts of the notes payable outstanding at September 30, 2008 and December 31, 2007 ($ in thousands):

		Term/		Outstanding at
		Amortization		September	December 31,
Description	Interest Rate	Period (Years)	Maturity	30, 2008	2007
Credit facility (a maximum of $500,000), unsecured	LIBOR + 0.75% to 1.25%	4/N/A	8/29/11	$221,000	$52,600
Term facility (a maximum of $100,000), unsecured	Swapped rate of 5.01% + 0.70% to 1.20%	5/N/A	8/29/12	100,000	100,000
Terminus 100 mortgage note (interest only)	6.13%	5/N/A	10/1/12	180,000	180,000
The American Cancer Society Center mortgage note (interest only until October 1, 2011)	6.4515%	5/30	9/1/17	136,000	136,000
San Jose MarketCenter mortgage note (interest only)	5.60%	3/N/A	12/1/10	83,300	83,300
333/555 North Point Center East mortgage note	7.00%	10/25	11/1/11	28,297	28,862
Meridian Mark Plaza mortgage note	8.27%	10/28	9/1/10	22,870	23,196
100/200 North Point Center East mortgage note (interest only until July 1, 2010)	5.39%	5/30	6/1/12	25,000	25,000
The Points at Waterview mortgage note	5.66%	10/25	1/1/16	17,531	17,818
600 University Park Place mortgage note	7.38%	10/30	8/10/11	12,816	12,973
Lakeshore Park Plaza mortgage note (see note)	5.89%	4/25	8/1/12	18,323	8,785
King Mill Project I member loan (a maximum of $2,849)	9.00%	3/N/A	8/29/11	2,703	2,703
King Mill Project I second member loan (a maximum of $2,349)	9.00%	3/N/A	6/26/09	2,047	2,046
Jefferson Mill Project member loan (a maximum of $3,156)	9.00%	3/N/A	9/13/09	2,620	2,601
Other miscellaneous notes	Various	Various	Various	264	305

				$852,771	$676,189

     The Company maintains an interest rate swap agreement with a notional amount of $100 million in order to manage its interest rate risk under the Term Facility. This swap was designated as a cash flow hedge and effectively fixes the underlying LIBOR rate of the Term Facility at 5.01%. The interest rate on the Term Facility is equal to LIBOR plus a spread, as defined by the term loan agreement. At September 30, 2008, the spread over LIBOR was 0.90%. The fair value of the interest rate swap agreement at September 30, 2008 was a liability of approximately $4.5 million, which is recorded in accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheet. The liability related to the interest rate swap decreased approximately $201,000 since December 31, 2007. The value of the interest rate swap is also recorded in Accumulated Other Comprehensive Income (“OCI”) which is included in the equity section of the Condensed Consolidated Balance Sheets. Ineffectiveness is analyzed on a quarterly basis and is recorded in the Condensed

Consolidated Statements of Income. There was no ineffectiveness during the three or nine months ended September 30, 2008.
     Subsequent to quarter-end, the Company entered into two interest rate swap agreements with notional amounts of $75 million each in order to manage interest rate risk associated with floating-rate, LIBOR-based borrowings. These swaps were designated as cash flow hedges and effectively fix a portion of the underlying LIBOR rate on Company borrowings — one at 2.995% and the other at 2.69%. Payments made or received under the interest rate swap agreements will be recorded in interest expense on the Condensed Consolidated Statements of Income. The Company will not be utilizing the “shortcut method” of accounting for these instruments and will follow the hypothetical derivative method as outlined in the Derivative Implementation Group’s No. G7, “Cash Flow Hedges: Measuring the Ineffectiveness of a Cash Flow Hedge under Paragraph 30(b) when the Shortcut Method is not Applied.” Except for any portion of the swap considered to be ineffective, the Company expects the change in value of the interest rate swaps to be recorded in OCI, which is included in the equity section of the Condensed Consolidated Balance Sheet. Ineffectiveness will be analyzed on a quarterly basis and any ineffectiveness recorded in the Condensed Consolidated Statements of Income.
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
     For the nine months ended September 30, 2008 and 2007, interest expense was as follows ($ in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Incurred	$12,100	$8,821	$35,174	$21,999
Capitalized	(3,395)	(5,556)	(12,827)	(18,203)

Expensed	$8,705	$3,265	$22,347	$3,796

     At September 30, 2008, the Company had outstanding letters of credit and performance bonds of $12.3 million. The Company has projects under development and redevelopment for which it estimates total future funding commitments of $162.1 million at September 30, 2008. Additionally, the Company has future obligations as a lessor under numerous leases to fund approximately $5.8 million of tenant improvements as of September 30, 2008. As a lessee, the Company has future obligations under ground and office leases of approximately $16.0 million at September 30, 2008.
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
     Weighted average shares-basic and weighted average shares-diluted were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Weighted average shares-basic	51,209	51,690	51,182	51,744
Dilutive potential common shares:
Stock options	408	—	596	1,419
Restricted stock	35	—	19	51

Weighted average shares-diluted	51,652	51,690	51,797	53,214

Anti-dilutive options not included	3,425	2,936	2,462	919

     Because the Company reported a net loss from continuing operations (after preferred stock dividends) for the three months ended September 30, 2007, the effect of all common stock equivalents on per share earnings for that period was anti-dilutive and were, therefore, excluded from the calculation of weighted average shares-diluted.
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
     The Company expensed approximately $267,000 and $2.6 million for the three months ended September 30, 2008 and 2007, respectively, and $3.7 million and $4.4 million for the nine months ended September 30, 2008 and 2007, respectively, for stock-based compensation, after the effect of capitalization to projects under development and income tax benefit. As of September 30, 2008, the Company had $10.5 million of estimated total unrecognized compensation cost related to stock-based compensation, which will be recognized over a weighted average period of 1.7 years.
     During 2008, the Company granted 48,000 options to its directors. These options have an exercise price of $24.71 per share, the market value of the Company’s stock on the grant date. The Company calculated the fair value of these options on the grant date using the Black-Scholes option-pricing model which requires the Company to provide inputs in calculating the fair value of options on the date of grant. The risk-free interest rate utilized is the interest rate on U.S. Government Bonds and Notes having the same life as the estimated life of the Company’s option awards. Expected life of the options granted was estimated based on historical data reflecting actual hold periods plus an estimated hold period for unexercised options outstanding. Expected volatility is based on the historical volatility of the Company’s stock over a period relevant to the related stock option grant. The assumed dividend yield is based on the annual dividend rate for regular dividends at the time of grant. Below are the Black-Scholes inputs used to calculate the weighted-average fair value of the 2008 option grant:

Assumptions:
Risk free interest rate	2.62%
Expected life	5.76 years
Expected volatility	0.27%
Expected dividend yield	5.04%

Result:
Weighted-average fair value of options granted	$3.74
     The following table summarizes stock option activity during the nine months ended September 30, 2008:

				Weighted-
		Weighted-	Aggregate	Average
	Number of	Average	Intrinsic	Remaining
	Options	Exercise	Value	Contractual
	(in thousands)	Price	(in thousands)	Life (years)

Outstanding at December 31, 2007	6,732	$23.79
Granted	48	24.71
Exercised	(97)	15.98
Forfeited	(186)	28.40

Outstanding at September 30, 2008	6,497	$23.78	$22,259	5.74

Exercisable at September 30, 2008	4,497	$21.69	$21,391	4.59

     The total intrinsic value of options exercised during the three and nine months ended September 30, 2008 was $384,000 and $1.0 million, respectively.
     The following table summarizes restricted stock activity during the nine months ended September 30, 2008:

		Weighted-
	Number of	Average
	Shares	Grant Date
	(in thousands)	Fair Value

Non-vested stock at December 31, 2007	134	$26.77
Granted	6	24.71
Forfeited	(8)	27.14

Non-vested stock at September 30, 2008	132	$26.64

     Restricted stock units (“RSU”) are accounted for as liability awards under SFAS 123(R) and employees are paid cash based upon the value of the Company’s stock upon vesting. The following table summarizes RSU activity for the nine months ended September 30, 2008 (in thousands):

Outstanding at December 31, 2007	469
Vested	(4)
Forfeited	(23)

Outstanding at September 30, 2008	442

5. PROPERTY TRANSACTIONS
     SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” requires that the gains and losses from the disposition of certain real estate assets and the related historical results of operations of certain disposed of or held-for-sale assets be included in a separate section, discontinued operations, in the statements of income for all periods presented. SFAS No. 144 also requires that assets and liabilities of held-for-sale properties, as defined, be separately categorized on the balance sheet in the period that they are deemed held for sale.
     In 2007, the Company sold 3301 Windy Ridge Parkway, a 107,000 square foot office building in Atlanta, Georgia, and five ground leased sites at the Company’s North Point project.
     In October 2008, the Company sold 3100 Windy Hill Road, a 188,000 square foot office building in Atlanta, Georgia for a sales price of $12.5 million and a gain of approximately $2.5 million. In accordance with SFAS No. 144, the Company separately classified the cost basis of this property to Property Held for Sale in the Condensed Consolidated Balance Sheet.
     The operations of these projects are included in discontinued operations in the accompanying Condensed Consolidated Statements of Income. The following details the components of income from discontinued operations for the three and nine months ended September 30, 2008 and 2007 ($ in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Rental property revenues	$6	$92	$15	$874
Other revenues	—	11	2	72
Rental property operating expenses	(299)	(337)	(710)	(1,275)
Depreciation and amortization	(138)	(174)	(486)	(672)

	$(431)	$(408)	$(1,179)	$(1,001)

     The gain on sale of the applicable properties included in Discontinued Operations for the three and nine months ended September 30, 2007 is comprised of the following:

	Three Months Ended	Nine Months Ended
	September 30, 2007	September 30, 2007

3301 Windy Ridge Parkway	$9,872	$9,872
North Point ground-leased sites	—	8,164
Other	—	(22)

	$9,872	$18,014

     In addition to the property transactions described above, the Company sold 70 acres of undeveloped land at its Jefferson Mill project to an entity which is partially owned by a former executive officer of the Company. The Company recognized a gain on this sale in the second quarter of 2008 of $748,000. In addition, the Company entered into a contract to sell an additional 97 acres at Jefferson Mill and the King Mill project to this same entity. The Company expects to close on the sale of the additional 89 acres on or before December 31, 2009.

6. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES
     The Company describes its investments in unconsolidated joint ventures in Note 5 to its Annual Report on Form 10-K for the year ended December 31, 2007. The following table summarizes balance sheet data of the Company’s unconsolidated joint ventures as of September 30, 2008 and December 31, 2007 ($ in thousands):

	Total Assets		Total Debt		Total Equity		Company’s Investment
	2008	2007	2008	2007	2008	2007	2008	2007

CP Venture IV LLC entities	$348,106	$359,058	$37,167	$38,137	$290,312	$302,679	$17,022	$17,764
TRG Columbus Development Venture, Ltd.	14,446	108,448	—	5,128	8,539	63,945	3,464	28,081
Charlotte Gateway Village, LLC	169,264	172,781	125,307	133,864	41,073	37,409	10,443	10,468
CP Venture LLC entities	109,210	107,384	—	—	102,176	105,615	3,670	3,944
CL Realty, L.L.C.	125,150	124,422	4,599	6,350	117,216	114,490	72,512	71,195
CF Murfreesboro Associates	133,852	120,579	107,051	88,127	21,717	21,366	13,367	12,383
Temco Associates, LLC	61,410	63,504	3,249	3,397	57,415	59,042	29,302	30,508
Palisades West LLC	107,589	44,526	—	—	67,421	37,429	35,205	19,106
Crawford Long — CPI, LLC	39,475	39,847	50,890	51,558	(13,750)	(12,830)	(5,624)	(5,171)
Terminus 200 LLC	69,443	34,040	26,529	1,073	34,150	30,568	19,934	19,163
Ten Peachtree Place Associates	24,829	25,502	27,999	28,373	(4,113)	(3,279)	(3,543)	(3,136)
Wildwood Associates	21,579	21,640	—	—	21,399	21,552	(1,551)	(1,474)
Handy Road Associates, LLC	5,322	5,407	3,251	3,204	2,023	2,173	2,167	2,202
Pine Mountain Builders, LLC	8,423	7,569	3,022	2,347	2,475	2,553	1,791	1,551
Glenmore Garden Villas LLC	9,159	3,197	6,812	1,596	1,170	1,200	1,118	874
CPI/FSP I, L.P.	7	3,188	—	—	—	3,137	—	1,600
CSC Associates, L.P.	27	2,150	—	—	22	414	5	207
Other	648	686	—		649	650	208	212

	$1,247,939	$1,243,928	$395,876	$363,154	$749,894	$788,113	$199,490	$209,477

     The following table summarizes income statement data of the Company’s unconsolidated joint ventures for the nine months ended September 30, 2008 and 2007 ($ in thousands):

					Company’s Share of
	Total Revenues		Net Income (Loss)		Net Income (Loss)
	2008	2007	2008	2007	2008	2007

CP Venture IV LLC entities	$23,992	$25,138	$2,054	$3,704	$856	$920
TRG Columbus Development Venture, Ltd.	53,723	15,590	6,094	4,777	1,396	883
Charlotte Gateway Village, LLC	23,430	23,476	4,633	4,218	882	882
CP Venture LLC entities	15,088	15,799	7,833	20,639	816	2,134
CL Realty, L.L.C.	7,714	5,823	6,686	4,152	2,905	1,216
CF Murfreesboro Associates	7,889	240	350	(32)	26	40
Temco Associates, LLC	5,971	5,374	1,806	511	901	281
Palisades West LLC	166	247	159	238	79	119
Crawford Long — CPI, LLC	8,491	8,203	1,240	1,207	619	547
Terminus 200 LLC	369	—	36	—	18	—
Ten Peachtree Place Associates	5,416	5,189	391	204	206	116
Wildwood Associates	1	6	(153)	(134)	(77)	(67)
Handy Road Associates, LLC	—	4	(149)	(220)	(73)	(128)
Pine Mountain Builders, LLC	5,602	1,812	124	107	49	6
Glenmore Garden Villas LLC	—	—	(30)	—	(15)	—
CPI/FSP I, L.P.	4,448	—	1,017	(37)	(33)	(18)
CSC Associates, L.P.	21	38	12	(39)	6	(19)
Other	—	—	(99)	(2)	(8)	(1)

	$162,321	$106,939	$32,004	$39,293	$8,553	$6,911

7. OTHER ASSETS
     Other Assets on the Condensed Consolidated Balance Sheets included the following ($ in thousands):

	September 30, 2008	December 31, 2007

Investment in Verde	$9,376	$9,376
FF&E and leasehold improvements, net of accumulated depreciation of $10,844 and $9,761 as of September 30, 2008 and December 31, 2007, respectively	5,868	6,341
Airplane and related deposit, net of accumulated depreciation of $674 and $1,216 as of September 30, 2008 and December 31, 2007, respectively	14,700	14,191
Predevelopment costs and earnest money	14,623	16,692
Lease inducements, net of accumulated amortization of $722 and $235 as of September 30, 2008 and December 31, 2007, respectively	14,113	3,735
Loan closing costs, net of accumulated amortization of $2,621 and $1,448 as of September 30, 2008 and December 31, 2007, respectively	5,593	6,497
Prepaid expenses and other assets	3,640	2,575
Deferred tax asset	8,329	—
Intangible Assets:
Goodwill	5,530	5,529
Above market leases, net of accumulated amortization of $8,240 and $6,028 as of September 30, 2008 and December 31, 2007, respectively	1,601	4,598
In-place leases, net of accumulated amortization of $2,093 and $1,589 as of as of September 30, 2008 and December 31, 2007, respectively	721	1,409

	$84,094	$70,943

     Investment in Verde relates to a cost method investment in a non-public real estate owner and developer. The Company has evaluated its investment in Verde and determined no impairment adjustment is necessary. Goodwill relates entirely to the Office reportable segment. Above and below market leases are amortized into rental revenues over the remaining lease terms. In-place leases are amortized into depreciation and amortization expense also over remaining lease terms. Amortization expense for intangibles totaled $1.1 million and $1.2 million in the three months ended September 30, 2008 and 2007, respectively, and $3.4 million and $4.4 million in the nine months ended September 30, 2008 and 2007, respectively. Future aggregate amortization of these intangible assets and liabilities is anticipated to be as follows ($ in thousands):

	Below Market	Below Market	Above Market
	Rents	Ground Lease	Leases	In-Place Leases	Total

Remainder of 2008	$(32)	$(2)	$870	$178	$1,014
2009	(127)	(9)	197	120	181
2010	(125)	(9)	197	97	160
2011	(116)	(9)	152	79	106
2012	(48)	(9)	16	60	19
Thereafter	(77)	(670)	169	187	(391)

	$(525)	$(708)	$1,601	$721	$1,089

8. SUPPLEMENTAL CASH FLOWS INFORMATION
     The following table summarizes supplemental information related to cash flows ($ in thousands):

	Nine Months Ended September 30,
	2008	2007
Interest paid, net of amounts capitalized	$20,869	$1,935
Income taxes refunded	410	105

Non-Cash Transactions
Transfer from projects under development to operating properties	206,253	154,715
Transfer from other assets to land held for investment	5,694	11,785
Issuance of note receivable for sale of land	5,050	—
Transfer from operating properties to projects under development	6,379	—
Change in accruals excluded from development, leasing and acquisition expenditures	3,351	2,481
Transfer of income tax receivable to deferred tax asset	9,182	—
Transfer from investment in joint venture to land held for investment	1,570	—
Transfer from projects under development to land held for investment	667	885
Change in accumulated other comprehensive income	201	1,244
Transfer from operating properties to land held for investment	2,600	2,392
Transfer from operating properties to operating properties held for sale	9,335	—
Transfer from land held for investment to projects under development	—	18,997
Transfer from land held for investment to operating properties	—	2,868
Transfer from other assets to projects under development	—	22,064
Transfer from other assets to operating properties	—	136
Transfer from investment in joint venture to deferred gain	—	2,227
9. REPORTABLE SEGMENTS
     In the second quarter of 2008, the Company reorganized along functional lines and eliminated its division structure, which was based primarily on product type. As a result, the Company revised its segment reporting to reflect this new alignment and to correspond with information as presented to the chief operating decision maker. The following tables reflect these changes, and the reportable segments for the three and nine months ended September 30, 2007 have been restated to be consistent with the current year reporting.
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
     FFO is used by industry analysts, investors and the Company as a supplemental measure of an equity REIT’s operating performance. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, many industry investors and analysts have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. Thus, NAREIT created FFO as a supplemental measure of a REIT’s operating performance that excludes historical cost depreciation, among other items, from GAAP net income. Management believes that the use of FFO, combined with the required primary GAAP presentations, has been fundamentally beneficial, improving the understanding of operating results of REITs among the investing public and making comparisons of REIT operating results more meaningful. Company management evaluates the operating performance in part based on FFO. Additionally, the Company uses FFO and FFO per share, along with other measures, to assess performance in connection with evaluating and granting incentive compensation to its officers and other key employees.
     Segment net income, a breakout of assets, investment in joint ventures and capital expenditures are not presented in the following tables. Management does not utilize these measures when analyzing its segments or when making resource allocation decisions, and therefore this information is not provided. FFO is reconciled to net income on a total company basis.

				Third Party
Three Months Ended September 30, 2008 (in thousands)	Office	Retail	Land	Management	Multi-Family	Other	Total

Net rental property revenues less rental property operating expenses	$16,147	$6,872	$—	$—	$—	$384	$23,403
Fee income	—	—	—	18,915	—	2,821	21,736
Multi-family residential sales, net of cost of sales	—	—	—	—	744	—	744
Residential, tract and outparcel sales, net of cost of sales		1,551	279	—	—	—	1,830
Other income	2	353	—	—	—	636	991
Gain on sale of undepreciated investment properties	—	212	163	—	—	956	1,331
General and administrative expenses	—	—	—	(8,675)	—	(8,351)	(17,026)
Interest expense	—	—	—	—	—	(8,705)	(8,705)
Depreciation and amortization of non-real estate assets	—	—	—	—	—	(1,022)	(1,022)
Other expenses	—	—	—	—	—	(1,975)	(1,975)
Funds from operations from unconsolidated joint ventures	1,201	1,467	1,503	—	973	(26)	5,118
Minority interest in income of consolidated subsidiaries	—	—	—	—	—	(766)	(766)
Benefit for income taxes from operations	—	—	—	—	—	(916)	(916)
Preferred stock dividends	—	—	—	—	—	(3,812)	(3,812)

Funds from operations available to common stockholders	$17,350	$10,455	$1,945	$14,909	$1,717	$(25,445)	$20,931

Real estate depreciation and amortization							(14,009)
Gain on sale of depreciated investment properties							56

Net income available to common stockholders							$6,978

				Third Party
Three Months Ended September 30, 2007 (in thousands)	Office	Retail	Land	Management	Multi-Family	Other	Total

Net rental property revenues less rental property operating expenses	$12,676	$4,847	$—	$—	$—	$599	$18,122
Fee income	—	—	—	7,453	—	3,060	10,513
Multi-family residential sales, net of cost of sales	—	—	—	—	(3)	—	(3)
Residential, tract and outparcel sales, net of cost of sales		767	440	—	—	—	1,207
Other income, including gain on sale of undepreciated investment properties	(12)	(4)	—	—	—	455	439
General and administrative expenses	—	—	—	(6,581)	—	(8,138)	(14,719)
Loss on extinguishment of debt	—	—	—	—	—	(446)	(446)
Interest expense	—	—	—	—	—	(3,265)	(3,265)
Depreciation and amortization of non-real estate assets	—	—	—	—	—	(760)	(760)
Other expenses	—	—	—	—	—	(1,054)	(1,054)
Funds from operations from unconsolidated joint ventures	1,156	1,047	87	—	(3,345)	57	(998)
Minority interest in income of consolidated subsidiaries	—	—	—	—	—	286	286
Benefit for income taxes from operations	—	—	—	—	—	1,806	1,806
Preferred stock dividends	—	—	—	—	—	(3,812)	(3,812)

Funds from operations available to common stockholders	$13,820	$6,657	$527	$2,596	$(3,348)	$(12,936)	$7,316

Real estate depreciation and amortization							(10,927)
Gain on sale of depreciated investment properties							11,460

Net income available to common stockholders							$7,849

				Third Party
Nine Months Ended September 30, 2008 (in thousands)	Office	Retail	Land	Management	Multi-Family	Other	Total

Net rental property revenues less rental property operating expenses	$47,328	$17,452	$—	$—	$—	$1,208	$65,988
Fee income	—	—	—	19,311	—	17,785	37,096
Multi-family residential sales, net of cost of sales	—	—	—	—	744	—	744
Residential, tract and outparcel sales, net of cost of sales	—	—	3,051	—	—	—	3,051
Other income	18	358	—	—	—	2,915	3,291
Gain on sale of undepreciated investment properties	619	3,586	3,898	—	—	2,120	10,223
General and administrative expenses	—	—	—	(18,985)	—	(25,493)	(44,478)
Interest expense	—	—	—	—	—	(22,347)	(22,347)
Depreciation and amortization of non-real estate assets	—	—	—	—	—	(2,817)	(2,817)
Other expenses	—	—	—	—	—	(4,279)	(4,279)
Funds from operations from unconsolidated joint ventures	3,571	4,118	3,878	—	1,396	75	13,038
Minority interest in income of consolidated subsidiaries	—	—	—	—	—	(1,688)	(1,688)
Benefit for income taxes from operations	—	—	—	—	—	4,477	4,477
Preferred stock dividends	—	—	—	—	—	(11,437)	(11,437)

Funds from operations available to common stockholders	$51,536	$25,514	$10,827	$7,566	$2,140	$(46,721)	$50,862

Real estate depreciation and amortization							(39,302)
Gain on sale of depreciated investment properties							168

Net income available to common stockholders							$11,728

				Third Party
Nine Months Ended September 30, 2007 (in thousands)	Office	Retail	Land	Management	Multi-Family	Other	Total

Net rental property revenues less rental property operating expenses	$31,278	$14,089	$—	$—	$—	$1,468	$46,835
Fee income	—	—	—	19,311	—	9,128	28,439
Multi-family residential sales, net of cost of sales	—	—	—	—	44	—	44
Residential, tract and outparcel sales, net of cost of sales		768	1,001	—	—	—	1,769
Other income	3,480	729	—	—	—	730	4,939
Gain on sale of undepreciated investment properties	—	12,539	—	—	—	—	12,539
General and administrative expenses	—	—	—	(19,216)	—	(25,797)	(45,013)
Loss on extinguishment of debt	—	—	—	—	—	(446)	(446)
Interest expense	—	—	—	—	—	(3,796)	(3,796)
Depreciation and amortization of non-real estate assets	—	—	—	—	—	(2,019)	(2,019)
Other expenses	—	—	—	—	—	(2,172)	(2,172)
Funds from operations from unconsolidated joint ventures	3,465	3,145	1,467	—	883	56	9,016
Minority interest in income of consolidated subsidiaries	—	—	—	—	—	(1,418)	(1,418)
Benefit for income taxes from operations	—	—	—	—	—	3,906	3,906
Preferred stock dividends	—	—	—	—	—	(11,437)	(11,437)

Funds from operations available to common stockholders	$38,223	$31,270	$2,468	$5,812	$927	$(37,514)	$41,186

Real estate depreciation and amortization							(30,065)
Gain on sale of depreciated investment properties							11,530

Net income available to common stockholders							$22,651

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

	Three Months Ended September 30,		Nine Months Ended September 30,
Reconciliation to Revenues on Consolidated Income Statement	2008	2007	2008	2007
Net rental property revenues less rental property operating expenses	$23,403	$18,122	$65,988	$46,835
Plus rental property operating expenses	14,641	12,303	42,663	33,111
Fee income	21,736	10,513	37,096	28,439
Multi-family residential sales, net of cost of sales	744	(3)	744	44
Plus multi-family residential cost of sales	4,715	23	4,715	(24)
Residential, tract and outparcel sales, net of cost of sales	1,830	1,207	3,051	1,769
Plus residential, tract and outparcel cost of sales	1,917	3,344	3,695	5,684
Less income from discontinued operations	293	234	693	329
Other income	991	439	3,291	4,939

Total consolidated revenues	$70,270	$46,182	$161,936	$121,126

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Overview:
     Cousins Properties Incorporated, (along with its subsidiaries and affiliates, collectively referred to as the “Company”), is a real estate development company with experience in the development, leasing, financing and management of office, retail and industrial properties in addition to residential land development and the development and sale of multi-family products. As of September 30, 2008, the Company held interests directly or through joint ventures in 24 office properties totaling 7.6 million square feet, 14 retail properties totaling 4.8 million square feet, and four industrial properties totaling 2.0 million square feet. These interests include office and retail projects under development or redevelopment totaling 3.8 million square feet. The Company had interests in two under-development multi-family projects projected to contain 208 for-sale units. The Company had 24 residential communities in various stages of development directly or through joint ventures in which approximately 10,300 lots remain to be developed and/or sold. In addition, the Company owned directly or through joint ventures approximately 8,300 acres of land.
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
     Management continues to assess its opportunities in the current economic environment. Management has seen the number of traditional development opportunities across its product types decrease over the past years and does not expect this trend to change significantly in the next nine to 12 months. Single-family residential markets continue to struggle and management expects the number of lots sold in 2008 will be less than in 2007. Management believes retailers are more reluctant to commit to new leases and management sees few opportunities for traditional office or multi-family development within the next year. Management is optimistic that other, more non-traditional, opportunities may present themselves to the Company. These opportunities could include acquisition of single-family residential, office or retail developments whose developers or lenders are experiencing problems and acquisition of retail or office projects with financing problems. However, there can be no assurance that these non-traditional opportunities will materialize.
     Also, in the current economic environment, credit markets are making it difficult for real estate companies to obtain new loans or to refinance maturing obligations. The Company has no significant debt maturities in the remainder of 2008 or 2009. Management believes it has capacity, through cash on hand and availability under its credit facility and construction lines, to complete its ongoing development projects. The Company closely monitors the financial covenants contained in its credit agreements. Development activities could decline and/or rental revenues could decrease due to tenant defaults or lease terminations; however, the Company expects to remain in compliance with its financial covenants for the foreseeable future.

     Significant events during the three months ended September 30, 2008 included the following:
•	Sold two outparcels ground leased by Red Robin and Men’s Wearhouse at The Avenue Carriage Crossing for $3.3 million, generating a gain of approximately $1.6 million.

•	Through its CL Realty, L.L.C. (“CL Realty”) and Temco Associates, LLC (“Temco”) joint ventures, sold three land tracts for $5.3 million, generating gains of $3.3 million. The Company’s share of these gains, pre-tax, was approximately $1.7 million.

•	Through its 50 Biscayne joint venture, sold all of the remaining 120 residential units for $30.3 million. At quarter end, this venture held seven unsold commercial units, three of which closed in October 2008.

•	Commenced closings of units at its 10 Terminus Place residential project. The Company recognized approximately $744,000 of pre-tax gain on closings of nine of the 137 units.

•	Received a pre-tax fee of approximately $13.5 million from a development contract, partially offset by a commission of approximately $3.4 million.

•	Celebrated the grand opening of Tiffany Springs MarketCenter, a 584,000 square foot power center in Kansas City, Missouri, of which the Company owns 246,000 square feet.

•	Entered into an $18.4 million mortgage loan secured by the Lakeshore Park Plaza office building. This non-recourse loan matures August 1, 2012 and bears interest at 5.89%.
Other highlights subsequent to quarter-end:
•	Sold its 3100 Windy Hill Road office building for $12.5 million. The Company expects to recognize a gain on sale of this building of approximately $2.5 million in the fourth quarter of 2008.

•	Entered into two $75 million interest rate swaps on floating-rate LIBOR-based borrowings that fixes the Company’s underlying LIBOR rate at 2.995% and 2.69% for two years. The Company pays a spread in addition to LIBOR on its floating rate borrowings as discussed in Note 2 to the condensed consolidated financial statements.
Results of Operations:
     Rental Property Revenues. Rental property revenues increased approximately $7.7 million (25%) and $29.1 million (36%) in the three and nine month 2008 periods, respectively, compared to the same 2007 periods. These increases, discussed in detail below, generally resulted from the opening of newly-developed office and retail properties, plus increases in leasing at certain properties.
     Rental property revenues from the office portfolio increased approximately $4.6 million (20%) and $22.6 million (39%) in the three and nine month 2008 periods, respectively, as a result of the following:
•	Increase of $3.0 million and $13.7 million in the three and nine month 2008 periods, respectively, due to the second quarter 2007 opening of Terminus 100;

•	Increase of $154,000 and $3.6 million in the three and nine month 2008 periods, respectively, related to the American Cancer Society Center (the “ACS Center”), where average economic occupancy increased;

•	Increase of $231,000 and $2.2 million in the three and nine month 2008 periods, respectively, related to 191 Peachtree Tower, where average economic occupancy increased; and

•	Increase of $1.1 million and $1.3 million in the three and nine month 2008 periods, respectively, related to One Georgia Center, where average economic occupancy increased.
     Rental property revenues from the retail portfolio increased approximately $3.1 million (45%) and $6.1 million (31%) in the three and nine month 2008 periods, respectively, as a result of the following:
•	Increase of $377,000 and $1.6 million in the three and nine month 2008 periods, respectively, related to increased average economic occupancy at San Jose MarketCenter, which opened in the first quarter of 2006;

•	Increase of $264,000 and $1.2 million in the three and nine month 2008 periods, respectively, related to increased average economic occupancy at The Avenue Webb Gin, which opened in the third quarter of 2006;

•	Increase of $1.7 million and $2.6 million in the three and nine month 2008 periods, respectively, related to The Avenue Forsyth, which opened in April 2008; and

•	Increase of $635,000 for both the three and nine month 2008 periods related to Tiffany Springs MarketCenter, which opened in July 2008.
     Rental Property Operating Expenses. Rental property operating expenses increased approximately $2.3 million (19%) and $9.6 million (29%) in the three and nine month 2008 periods, respectively, compared to the same 2007 periods as a result of the following:
•	Increase of $1.0 million and $3.6 million in the three and nine month 2008 periods, respectively, related to the opening of Terminus 100;

•	Increase of $665,000 and $985,000 in the three and nine month 2008 periods, respectively, due to the openings of The Avenue Forsyth and Tiffany Springs MarketCenter;

•	Increase of $392,000 and $3.4 million in the three and nine month 2008 periods, respectively, related to the increased occupancy at 191 Peachtree Tower, the ACS Center, One Georgia Center, San Jose MarketCenter, and The Avenue Webb Gin;

•	Increase of $21,000 and $476,000 from the 2007 acquisition of the 221 Peachtree Center Avenue parking deck and increased occupancy at the four North Point office properties; and

•	Increase of $128,000 and $610,000 from the Company’s industrial portfolio, which includes several recently developed and opened properties.
     Fee Income. Fee income increased $11.2 million and $8.7 million in the three and nine month 2008 periods, respectively, compared to the same 2007 periods. Fee income is comprised of management fees, development fees and leasing fees, which the Company performs for joint ventures in which it has an ownership interest and third party property owners. Fee income also includes direct reimbursements of expenses from these owners. Fees and reimbursements vary between quarters, due to the number of contracts with ventures and third party owners and the development and leasing needs at the underlying properties, and could continue to vary in future periods based on volume and composition of activities at the underlying properties.
     The increase in fee income between periods is primarily the result of the receipt of a $13.5 million development fee in the third quarter of 2008. This fee was earned on a contract the Company assumed in an acquisition of an entity several years ago. Pursuant to the contract, the Company shares in the proceeds over cost from the sale of a building that the prior entity developed in Texas. This building was sold in the third quarter for cash and a note from the buyer. The fee recognized represents the Company’s share of the cash proceeds. As the buyer makes payments on the note, the Company will share in these payments and anticipates recognizing additional fee income in future periods. Partially offsetting the increase in development fees was a decrease of $875,000 in both the three and nine month 2007 periods related to amounts the Company paid and was reimbursed on behalf of the Ft. Gillem contract. None were incurred or reimbursed in 2008.
     Management fees, including expense reimbursements, increased $369,000 and decreased $752,000 during the three and nine month 2008 periods, respectively. These amounts fluctuate as contracts are gained and lost. The increase for the three month period is a result of an increase in 2008 of 2.3 million square feet in office buildings or retail centers under management. The decrease in the nine month period is a result of the loss of 3.3 million in office buildings under management in the fourth quarter of 2007.
     Leasing fee income decreased $1.9 million and $2.8 million in the three and nine month 2008 periods, respectively, compared to the 2007 periods primarily due to changes in the level of rollover and activity at the underlying properties for which the Company performs leasing services.
     Multi-family Residential Sales and Cost of Sales. In the third quarter of 2008, the Company commenced the closing of units at its 10 Terminus Place project. Nine units were closed which caused the increase in sales of $5.4 million for both the three and nine month 2008 periods and the increase in costs of sales of $4.7 million for both the three and nine month 2008 periods. Given the current state of the condominium market in Atlanta, the Company cannot predict with certainty the timing of closing or pricing for the remaining units at 10 Terminus Place. While management believes that the 10 Terminus Place units are well-positioned from a pricing and quality standpoint, many factors, including the ability of buyers to obtain financing on favorable terms, will affect the remaining unit sales. In addition, the Company regularly reviews all its projects, including 10 Terminus Place, for impairment indicators which could signal that an impairment exists. Management does not believe any indicators exist at this time at this project, but we will continue to evaluate this project and circumstances in the future could result in a different outcome.
     Residential Lot and Outparcel Sales and Cost of Sales. Residential lot and outparcel sales and cost of sales are discussed in detail below.
     Residential Lot Sales and Cost of Sales — The Company’s residential lot business consists of projects that are consolidated, for which income is recorded in the residential lot and outparcel sales and cost of sales line items, and projects that are owned through joint ventures in which the Company is a 50% partner with Temco and CL Realty, for which income is recorded in income from unconsolidated joint ventures. The number of lots sold for the nine month periods were as follows:

	2008	2007
Consolidated projects	12	45
Temco	8	65
CL Realty, L.L.C.	145	293

Total	165	403

     Demand for residential lots is down significantly as a result of general market conditions and as a result of limited demand in the Company’s and its ventures’ principal markets in Texas, Florida and metropolitan Atlanta. Builders, the primary customers for such residential lots, have a general oversupply of inventory in the Company’s markets and are working to reduce inventory levels before they consider buying additional lots. In addition, many home builders are experiencing serious financial difficulties in the current economic environment, and the recent changes in credit availability for home buyers and homebuilders have made it more difficult to obtain financing for purchasers. Management is closely monitoring market developments but is currently unable to predict when markets will improve. Management expects these market conditions to continue to negatively impact residential lot sales and have an adverse impact on the Company’s results of operations until such time as the residential lot markets improve. Therefore, consistent with current market trends, the Company anticipates residential lot sales for the rest of 2008, like those year-to-date for 2008 and for 2007, will be lower than those the Company experienced in recent years, both at consolidated projects and at Temco and CL Realty. In addition, the Company expects for the demand for residential lots to continue to be low into 2009.
     Despite the economic downturn in the residential lot business, the Company has recorded no impairment charges in 2008. On a quarterly basis, the Company analyzes its consolidated land and lot holdings in accordance with SFAS No. 144 by reviewing these assets for indicators of impairment. If there are indicators of impairment, the Company analyzes the projected undiscounted cash flows to be generated by the assets as it considers substantially all of these assets to be “held for use” under SFAS No. 144. The Company also analyzes its investment in CL Realty and Temco in accordance with APB No. 18 to determine whether an impairment exists and, if so, whether such impairment is deemed to be temporary or other-than-temporary. In addition, the Company is exposed to its share of any impairment charge on any individual asset at CL Realty and Temco. Given the continuing uncertainty in the residential market, there can be no guarantee that the Company will not record an impairment charge pursuant to SFAS No. 144 or APB No. 18 in the future.
     Residential lot sales for consolidated properties decreased $2.4 million and $3.9 million between the three and nine month 2008 periods and the same 2007 periods. Residential lot cost of sales decreased $2.2 million and $3.6 million between the three and nine month 2008 and 2007 periods. The change in residential lot cost of sales was partially due to the number of lots sold during the periods and partially to fluctuations in gross profit percentages used to calculate the cost of sales for residential lot sales in certain of the residential developments.
     Outparcel Sales and Cost of Sales — Outparcel sales increased $1.6 million and $3.2 million, respectively, between the three and nine month 2008 and 2007 periods, respectively. Outparcel cost of sales increased $766,000 and $1.6 million between the three and nine month 2008 and 2007 periods, respectively. Both of these changes are due to three outparcel sales in 2008 (one in the first quarter and two in the third quarter), compared to one outparcel sale in the third quarter of 2007.
     Interest and Other. Interest and other income increased $552,000 (126%) in the three month 2008 period compared to the same 2007 period and decreased $1.6 million (33%) between the nine month 2008 and 2007 periods as a result of the following:
•	Termination fees increased $372,000 and decreased $3.8 million in the three and nine month 2008 periods, respectively. The increase in the three month period is due to a fee of $353,000 in the third quarter of 2008 at The Avenue Webb Gin, with no corresponding third quarter 2007 fee. The decrease in the nine month period is due primarily to a $3.5 million termination fee recognized in the first quarter of 2007 from a lease terminated at the ACS Center;

•	Increase in interest income of approximately $200,000 and $1.2 million in the three and nine month 2008 periods, respectively, due to an increase in notes receivable outstanding; and

•	Increase in other income of approximately $832,000 in the nine month 2008 period, mainly due to the sale of certain miscellaneous assets.
     General and Administrative Expenses. General and administrative expenses increased $2.3 million (16%) in the three month 2008 period and decreased $535,000 (1%) in the nine month 2008 period due to the following:
•	Increase of $3.3 million and $3.0 million in employee leasing commissions in the three and nine month periods, respectively, due to the development fee recognized in the third quarter of 2008, as described in the fee income section above. The arrangement called for a payment to an employee for 25% of any revenues earned, and therefore $3.4 million of the increase in employee leasing commissions relates to the cost of earning this development income.

Leasing commission expense otherwise decreased, as leasing activity at third party managed projects, for which the Company earns fee income and pays related commissions to employees, has declined;

•	Increase in charitable contributions of $992,000 in both the three and nine month 2008 periods compared to the same 2007 periods as a result of the Company making a $1.0 million payment to fund its corporate foundation in the third quarter 2008;

•	Decrease of $1.5 million and $1.9 million in stock-based compensation expense for the three and nine month 2008 periods, respectively. The Company recognizes compensation expense for its restricted stock units (RSUs) based either on the current fair market value of its common stock or using certain modeling techniques for its performance-based RSUs. The changes in stock prices, vesting in such awards and the decline in the overall economic conditions result in changes in values from period to period;

•	Decrease of $1.5 million in salaries and benefits, net of amounts capitalized to projects under development, in the nine month 2008 period compared to the same 2007 period. The Company reduced staffing and eliminated its Industrial Division at the end of the first quarter of 2008. In addition, salaries, benefits and other expenses reimbursed by third party and joint venture management contracts decreased due to a reduced number of third party contracts between periods. Salaries and benefits, net of amounts capitalized, remain relatively flat between the three month 2008 and 2007 periods. Although salaries and benefits decreased during the three months periods due to reduced staffing, amounts capitalized against the salaries and benefits decreased due to fewer development projects;

•	Decrease of $625,000 in rent expense and moving costs in the nine month 2008 period. In the second quarter of 2007, the Company relocated its corporate headquarters to 191 Peachtree Tower, which is owned by the Company, and rent for the Company’s corporate headquarters is no longer included in expense; and

•	Decrease of approximately $121,000 and $415,000 in professional fees in the three and nine month 2008 periods, respectively, a large portion of which related to legal fees. In the 2007 periods, the Company incurred higher legal costs for additional work performed in order to comply with new SEC rules and regulations related to proxy filings and related to potential venture formations and other projects.
     Depreciation and Amortization. Depreciation and amortization increased approximately $2.9 million (28%) and $9.0 million (32%) between the three and nine month 2008 periods, respectively, when compared to the 2007 periods, primarily as a result of the following:
•	Increase of $1.2 million and $5.1 million in the three and nine month 2008 periods, respectively, related to the opening of Terminus 100;

•	Increase of $1.0 million and $1.4 million in the three and nine month 2008 periods, respectively, from the openings of The Avenue Forsyth and Tiffany Springs MarketCenter;

•	Increase of $270,000 and $715,000 in the three and nine month 2008 periods, respectively, from the openings of several industrial properties — Lakeside Ranch Business Park, King Mill Distribution Park — Building 3B, and Jefferson Mill Business Park Building A; and

•	Increase of $325,000 and $1.4 million in the three and nine month 2008 periods, respectively, from increased amortization of tenant improvements due to the increased occupancy at 191 Peachtree Tower, the ACS Center, One Georgia Center, San Jose MarketCenter, and The Avenue Webb Gin.
     Interest Expense. Interest expense increased approximately $5.4 million and $18.6 million in the three and nine month 2008 periods, respectively, compared to the same 2007 periods. The increases are partially the result of an increase in interest expense due to the following:

•	An increase related to mortgage notes payable entered into in 2007 for Terminus 100, the ACS Center and San Jose MarketCenter; and

•	The increase in interest expense was partially offset by a decrease in the average amounts drawn on the Company’s credit facility from the 2007 to 2008 nine-month periods.
     The increases in interest expense are also the result of decreases in capitalized interest for the periods associated with the following:
•	The completion of several properties in development or lease-up including Terminus 100, The Avenue Webb Gin, The Avenue Forsyth, Tiffany Springs MarketCenter, the 50 Biscayne multi-family project and The Avenue Murfreesboro; and

•	The suspension of construction on certain residential projects that are wholly-owned or owned in joint ventures.
     Other Expense. Other expense increased $921,000 and $2.1 million in the three and nine month 2008 periods, respectively, mainly due to an increase in predevelopment expenses during the periods. The Company charged costs related to certain predevelopment projects to expense during 2008 which it determined were no longer probable of being developed.
     Benefit for Income Taxes from Operations. Benefit for income taxes from operations decreased approximately $2.7 million to a provision for income taxes between the three month 2007 and 2008 periods. The benefit increased approximately $571,000 between the nine month 2008 and 2007 periods. The decrease in the three month period is related to the $13.5 million development fee noted above as it was recorded in a subsidiary of CREC, which also partially offset the increase in the nine month benefit. The increase in the benefit for the nine month period is a result of the following:
•	Decrease in leasing fee income; and

•	Increase in interest expense on borrowings between the Company and CREC, due to an increase in amounts outstanding and interest rates charged.
     Income from Unconsolidated Joint Ventures. Income from unconsolidated joint ventures increased approximately $4.4 million and $1.6 million in the three and nine month 2008 periods, respectively, compared to the same 2007 periods, due to the following. (All amounts discussed reflect the Company’s share of joint venture income based on its ownership interest in each joint venture).
•	Increase in income from TRG of approximately $4.3 million and $513,000 in the three and nine month 2008 periods, respectively. TRG recognized income on its condominium units under contract for sale using the percentage of completion method of accounting during the first half of 2007 and previous years. A portion of previously recognized income was reversed in the third quarter of 2007, when it was determined that all of the requirements for revenue recognition under the percentage of completion method were no longer being met. The income that was generated at TRG in 2008 included revenues from units that closed under the completed contract method of accounting and income from forfeited security deposits on units that did not close. TRG closed substantially all of its residential units in late 2007 and 2008 at a gain, and holds seven commercial units at September 30, 2008 (three of which closed in October 2008).

•	Increase in income from CL Realty of approximately $674,000 and $1.7 million in the three and nine month 2008 periods, respectively, compared to the same 2007 periods. This venture recognized revenue from two mineral rights lease bonus payments in 2008, one in the first quarter and one in the second quarter. In addition, in 2008, the venture recognized income from potential lot buyers forfeiting their deposits, and gains from land tract sales at certain of the venture’s residential developments. This increase was partially offset by a decrease in lots sold from 68 in the third quarter 2007 to 48 in the third quarter of 2008, and a decrease from

293 in the first nine months of 2007 to 145 in the same 2008 period. See additional discussion in the Residential Lot and Outparcel Sales and Cost of Sales section above.
•	Decrease in income from CP Venture Two LLC of $1.3 million in both the three and nine month 2008 periods compared to the same 2007 periods due to the third quarter 2007 sale of the Mansell Crossing Phase II retail center, of which the Company’s share of gain was $1.2 million.

•	Increase in income from Temco of $714,000 and $620,000 in the three and nine month 2008 periods, respectively. Temco recognized gains from land tract sales in 2008 compared to no sales in 2007. The increase was partially offset by a decrease in lots sold from 20 in the third quarter of 2007 to no lot sales in the third quarter of 2008, and a decrease from 65 in the first nine months of 2007 to 8 in the same 2008 period.
     Gain on Sale of Investment Properties. The $10.4 million gain for the nine month 2008 period consisted primarily of the following:
•	Gain from the sale of undeveloped land from the Company’s North Point land holdings ($3.7 million);

•	Gain from the sale of undeveloped land from the Jefferson Mill project land holdings ($748,000);

•	Gain from the sale of undeveloped land adjacent to The Avenue Forsyth project ($3.6 million);

•	Gain from a land tract sale at the Cedar Grove residential development ($163,000);

•	Gain from the condemnation of land at Cosmopolitan Center ($619,000);

•	Gain from the sale of certain of the Company’s miscellaneous assets ($956,000); and

•	Gain from the sale of the Company’s airplane ($415,000).
     The 2007 gain consisted primarily of the sale of undeveloped land near the Company’s Avenue Carriage Crossing project.
     Discontinued Operations. Income from discontinued operations (including gain on sale of investment properties) decreased $9.9 million and $18.2 million in the three and nine month 2008 periods, respectively, compared to the same 2007 periods. Properties treated as discontinued are as follows:
•	In the first quarter of 2007, the Company sold five sites under ground lease at the Company’s North Point project;

•	In the third quarter of 2007, the Company sold the 3301 Windy Ridge Parkway office building; and

•	In September 2008, the 3100 Windy Hill Road office building was placed under contract, and is therefore categorized as held-for-sale on the condensed consolidated balance sheet. The results of operations for all periods presented were reclassified to discontinued operations. The contract closed in October 2008 at an estimated gain of $2.5 million.
     Discussion of New Accounting Pronouncements. On January 1, 2008, the Company adopted EITF No. 06-8, “Applicability of the Assessment of a Buyer’s Continuing Investment under FASB Statement No. 66, Accounting for Sales of Real Estate, for Sales of Condominiums” (“EITF 06-8”), which provides guidance for determining the adequacy of a buyer’s continuing investment and the appropriate profit recognition in the sale of individual units in a condominium project. EITF 06-8 requires that companies evaluate the adequacy of a buyer’s continuing investment in recognizing condominium revenues on the percentage of completion method by applying paragraph 12 of Statement No. 66 to the level and timing of deposits received on contracts for condominium sales. This adoption had no effect on financial position or results of operations in the nine months ended September 30, 2008, but the Company anticipates that the accounting under EITF 06-8 could have a material effect on the timing of revenue recognition for future multi-family residential projects.
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
     When determining the fair value measurements for assets and liabilities required or permitted to be recorded at and/or marked to fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability. When possible, the Company looks to active and observable markets to price identical assets or liabilities. When identical assets and liabilities are not traded in active markets, the Company looks to market observable data for similar assets and liabilities. Nevertheless, certain assets and liabilities are not actively traded in observable markets and the Company must use alternative valuation techniques to derive a fair value measurement. The Company applied the provisions of SFAS No. 157 in recording its interest rate swap at fair value (Level 2; discussed further in Note 2 herein). The adoption of SFAS No. 157 did not have a material impact on the Company’s results of operations or financial condition.
     The Company consolidates various ventures that are involved in the ownership and/or development of real estate and records the other partner’s interest as a minority interest. In December 2007, the Financial Accounting Standards board issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” which will result in amounts formerly reflected as minority interests be classified as noncontrolling interests, in addition to different accounting requirements for these interests. The Company will adopt SFAS 160 on January 1, 2009. During 2008, certain revisions were also made to EITF D-98, “Classification and Measurement of Redeemable Securities,” which clarified that certain minority interests with redemption provisions which are outside the Company’s control, commonly referred to as redeemable minority interests, were within the scope of EITF D-98. Certain venture agreements contain provisions which require the Company to purchase the minority partner’s interest at fair value, upon demand on or after a future date. The Company estimated the maximum redemption value of these interests at September 30, 2008 and disclosed such on its condensed consolidated balance sheet. The Company is still evaluating the effect the adoption of SFAS 160 will have on its consolidated financial statements. However, the Company has determined that upon adoption, and in conjunction with the requirements of EITF D-98, an adjustment for the then fair value of redeemable minority interests will be required. This adjustment will ultimately increase the carrying value of redeemable minority interests to the redemption value with a corresponding charge to equity. Under EITF D-98, the Company will have a choice of either accreting redeemable minority interest to its redemption value over the redemption period or recognizing changes in the redemption value immediately as they occur. The Company is currently evaluating these options and has not yet concluded as to which approach it will take.

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
     FFO is used by industry analysts and investors as a supplemental measure of an equity REIT’s operating performance. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, many industry investors and analysts have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. Thus, NAREIT created FFO as a supplemental measure of REIT operating performance that excludes historical cost depreciation, among other items, from GAAP net income. The use of FFO, combined with the required primary GAAP presentations, has been fundamentally beneficial, improving the understanding of operating results of REITs among the investing public and making comparisons of REIT operating results more meaningful. Company management evaluates the operating performance of its reportable segments based in part on FFO. Additionally, the Company uses FFO and FFO per share, along with other measures, to assess performance in connection with evaluating and granting incentive compensation to its officers and other key employees.
     The reconciliation of net income available to common stockholders to funds from operations is as follows ($ in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net Income Available to Common Stockholders	$6,978	$7,849	$11,728	$22,651
Depreciation and amortization:
Consolidated properties	13,272	10,380	37,148	28,109
Discontinued properties	138	174	486	672
Share of unconsolidated joint ventures	1,621	1,133	4,485	3,303
Depreciation of furniture, fixtures and equipment and amortization of specifically identifiable intangible assets:
Consolidated properties	(989)	(752)	(2,720)	(1,999)
Discontinued properties	(6)	(7)	(19)	(19)
Share of unconsolidated joint ventures	(27)	(1)	(78)	(1)
Gain on sale of investment properties, net of applicable income tax provision:
Consolidated	(1,387)	(355)	(10,391)	(4,857)
Discontinued properties	—	(9,872)	—	(18,014)
Share of unconsolidated joint ventures	—	(1,232)	—	(1,198)
Gain on sale of undepreciated investment properties	1,331	(1)	10,223	12,539

Funds From Operations Available to Common Stockholders	$20,931	$7,316	$50,862	$41,186

Liquidity and Capital Resources:
Financial Condition.
     The Company had a number of projects in its development pipeline at September 30, 2008, as well as one existing office building included in operating properties on its Condensed Consolidated Balance Sheet that will require significant capital to effect leasing and redevelopment activities. Management believes that the Company has the capacity to complete these projects with cash on hand plus availability under its credit facility and construction lines. The Company does not foresee the need to access the capital markets in order to complete its current projects. In addition, the Company is not exposed to significant debt maturities in 2008 or 2009. Management estimates that the Company has the ability to repay these near-term maturities with the availability noted above. The financial condition of the Company is discussed in further detail below.
     At September 30, 2008, the Company was subject to the following contractual obligations and commitments ($ in thousands):

		Less than			After
	Total	1 Year	1-3 Years	4-5 Years	5 years

Contractual Obligations:
Company long-term debt
Unsecured notes payable and construction loans	$328,634	$4,921	$223,713	$100,000	$—
Mortgage notes payable	524,137	2,228	121,681	251,846	148,382
Interest commitments under notes payable (1)	216,040	50,771	91,723	37,630	35,916
Operating leases (ground leases)	15,182	93	194	204	14,691
Operating leases (all other)	830	405	381	44	—

Total contractual obligations	$1,084,823	$58,418	$437,692	$389,724	$198,989

Commitments:
Letters of credit	$4,567	$4,567	$—	$—	$—
Performance bonds	7,703	6,450	1,253	—	—
Estimated development commitments	162,147	100,193	58,433	3,521	—
Unfunded tenant improvements	5,810	5,810	—	—	—

Total commitments	$180,227	$117,020	$59,686	$3,521	$—

(1)	Interest on variable rate obligations is based on rates effective as of September 30, 2008.
     The Company maintains an interest rate swap agreement with a notional amount of $100 million in order to manage its interest rate risk under the Term Facility. This swap was designated as a cash flow hedge and effectively fixes the underlying LIBOR rate of the Term Facility at 5.01%. The interest rate on the Term Facility is equal to LIBOR plus a spread, as defined by the term loan agreement. At September 30, 2008, the spread over LIBOR was 0.90%. The fair value of the interest rate swap agreement at September 30, 2008 was a liability of approximately $4.5 million, which is recorded in accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheet. The change in value of the interest rate swap is recorded in Accumulated Other Comprehensive Income (“OCI”), which is included in the equity section of the Condensed Consolidated Balance Sheet. Ineffectiveness is analyzed on a quarterly basis and is recorded in the Condensed Consolidated Statements of Income. There was no ineffectiveness in the nine months ended September 30, 2008.
     Subsequent to quarter-end, the Company entered into two interest rate swap agreements with notional amounts of $75 million each in order to manage interest rate risk associated with floating-rate LIBOR-based borrowings. These swaps were designated as cash flow hedges and effectively fix a portion of the underlying LIBOR rate on Company borrowings — one at 2.995% and the other at 2.69%. Payments made or received under the interest rate swap agreements will be recorded in interest expense on the Condensed Consolidated Statements of Income. The Company will not be utilizing the “shortcut method” of accounting for these instruments and will follow the hypothetical derivative method as outlined in the Derivative Implementation Group’s No. G7, “Cash Flow

Hedges: Measuring the Ineffectiveness of a Cash Flow Hedge under Paragraph 30(b) when the Shortcut Method is not Applied.” The change in value of the interest rate swaps will be recorded in OCI, which is included in the equity section of the Condensed Consolidated Balance Sheet. Ineffectiveness will be analyzed on a quarterly basis and any ineffectiveness recorded in the Condensed Consolidated Statements of Income.
     As of September 30, 2008, the Company had $221.0 million drawn on its $500 million credit facility and had $54.6 million in cash and cash equivalents. The amount available under this credit facility is reduced by outstanding letters of credit, which were approximately $4.6 million at September 30, 2008. These amounts are available to fund operations, ongoing development activities and capital expenditures, among other things. The Company’s interest rate on its credit facility is LIBOR plus a spread based on certain of the Company’s ratios and other factors, and interest is due periodically as defined by the loan agreement. As of September 30, 2008, the spread over LIBOR for the credit facility was 0.95%.
     The Company expects its credit facility and cash on hand to be the primary funding source for its contractual obligations and commitments in the near term. The Company may obtain long-term mortgage debt on some of its recently developed, unencumbered assets, to the extent available and with acceptable terms, to help fund its commitments.
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
     As of September 30, 2008, the weighted average interest rate on the Company’s consolidated debt was 5.87%, and the Company’s consolidated debt to total market capitalization ratio was 37.25%.
     The Company may also generate capital through the issuance of securities that includes, but is not limited to, common or preferred stock under an existing shelf registration statement. As of September 30, 2008, the Company had approximately $100 million available for issuance under this registration statement.
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
     The Company’s business model is dependent upon raising capital to meet development obligations. If one or more sources of capital are not available when required, the Company may be forced to raise capital on potentially unfavorable terms which could have an adverse effect on the Company’s financial position or results of operations.

Cash Flows.
     Cash Flows from Operating Activities. Net cash provided by operating activities increased $3.8 million between the nine months ended September 30, 2007 and the corresponding 2008 period. This increase is a result of higher cash flows from operating properties, offset by an increase in interest paid. See rental property revenues and operating expenses sections above for a discussion of the properties which contributed to the increase in cash flows from operating activities and the interest expense section for a discussion of that increase. Further offsetting the increase in cash provided by operating activities was an increase in multi-family development expenditures due to the construction of the Company’s 10 Terminus Place condominium project in Atlanta, Georgia.
     Cash Flows from Investing Activities. Net cash used in investing activities decreased $100.5 million between the nine months ended September 30, 2007 and the corresponding 2008 period. Property acquisition and development expenditures decreased $100.9 million between the 2007 and 2008 periods due to fewer projects under development. Distributions from unconsolidated joint ventures in excess of income increased $22.9 million primarily due to increased distributions from TRG from the closing of substantially all of its condominium units in 2008. Also, expenditures for other assets decreased $7.5 million primarily due to a decrease in capitalized predevelopment expenditures and lease inducements paid during the 2007 period. These decreases were partially offset by the $19.3 million in cash received in 2007 as additional consideration related to the 2006 formation of CP Venture IV LLC. Additionally, contributions to the Company’s unconsolidated joint ventures increased $13.6 million, primarily due to construction-related funding of the Palisades West LLC office buildings in 2008.
     Cash Flows from Financing Activities. Net cash provided by financing activities decreased $61.0 million between the nine months ended September 30, 2007 and the corresponding 2008 period. Proceeds from other notes payable decreased $144.0 million as a result of the 2007 financing of its American Cancer Society Center property and refinancing of its non-recourse mortgage note payable secured by the 100 and 200 North Point Center Office buildings, totaling $161.0 million. In 2008, the Company obtained new financing on its Lakeshore Park Plaza mortgage note for approximately $18.4 million. Repayments of other notes payable decreased by $13.7 million, primarily due to the repayment of the previous Lakeshore Park Plaza mortgage note in 2008 of $8.8 million versus the repayment of $22.4 million in 2007 related to the refinancing of its non-recourse mortgage note payable secured by the 100 and 200 North Point Center Office buildings. The net borrowings under the Company’s credit, term and construction facilities increased in 2008 by $64.5 million, due primarily to the Company obtaining proceeds in 2007 by means other than its facility (as discussed above in other notes payable), and due to the Company drawing on its facility to maintain a higher level of cash on hand. Common stock issued, net of expenses, decreased $4.1 million due to a decrease in options exercised under the Company’s stock option plans. Partially offsetting the decreases in net cash provided by financing activities was the purchase of approximately $7.7 million of treasury stock in 2007, with no purchases in the 2008 comparable period.
     Dividends. During the nine months ended September 30, 2008, the Company paid common and preferred dividends of $68.4 million, which it funded with cash provided by operating activities, proceeds from investment property sales and distributions from unconsolidated joint ventures in excess of income. During the 2007 period, the Company paid common and preferred dividends of $69.1 million which it funded with cash provided by operating activities, proceeds from investment property sales and proceeds from venture formation. For the foreseeable future, the Company intends to fund its quarterly distributions to common and preferred stockholders with cash provided by operating activities, proceeds from investment property sales, distributions from unconsolidated joint ventures, and indebtedness, if necessary. The Company reviews, on a quarterly basis, the amount of the common dividend in light of current and projected future cash flows from the sources noted above, as well as requirements to maintain its REIT status.
Off Balance Sheet Arrangements
     The Company has a number of off balance sheet joint ventures with varying structures. At September 30, 2008, the Company’s unconsolidated joint ventures had aggregate outstanding indebtedness to third parties of approximately $425.3 million of which the Company’s share was $187.7 million. These loans are generally mortgage or construction loans, most of which are non-recourse to the Company. Also, in certain instances, the Company provides “non-recourse carve-out guarantees” on these non-recourse loans. The Company also has certain guarantees for the repayment of the debt at the CF Murfreesboro Associates and Glenmore Garden Villas LLC ventures, and performance and repayment guarantees at its Terminus 200 LLC venture. See the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 for detailed information on these guarantees. An estimate of the liability associated with these guarantees was made upon entering into the guarantee, and there have been no material changes in the Company’s estimated liability related to these guarantees in the nine months ended September 30, 2008. The unconsolidated joint ventures also had performance bonds, which the Company guarantees, totaling approximately $2.3 million at September 30, 2008.
     Several of these ventures are involved in the acquisition and development of real estate. As capital is required to fund the acquisition and development of this real estate, the Company must fund its share of the costs not funded by operations or outside financing. As of September 30, 2008, the Company had approximately $79.2 million in estimated construction commitments for its office and retail unconsolidated joint ventures, anticipated to be funded by partner contributions or outside financing at the venture level. The Company also estimates there will be further acquisition and development expenditures at certain of its residential joint ventures.  Based on the nature and timing of activities conducted in these ventures, management cannot estimate with any degree of accuracy amounts that the Company may be required to fund in the short or long-term. However, management does not believe that additional funding of these ventures will have a material adverse effect on its financial condition or results of operations.
Critical Accounting Policies
     There has been no material change in the Company’s critical accounting policies from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Further description of the Company’s analysis of impairment of long-lived assets is as follows:
     The Company routinely evaluates its investments in real estate assets on a property by property basis for recoverability. These analyses require significant judgment on the part of management. For assets that are consolidated by the Company, a determination of the intent and ability to hold these assets factors into the type of analyses it performs. If an asset is considered as “held-for-use,” as described in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the recoverability of the asset is assessed based on the undiscounted cash flows to be generated by the asset. If the undiscounted cash flows are less than the carrying value of the asset, the impairment loss is measured as the amount by which the carrying amount exceeds its fair value. If an asset is considered to be “held-for-sale,” as described in SFAS No. 144, the asset is carried at the lower of its carrying amount or fair value less cost to sell. The Company also evaluates the recoverability of its investments in joint ventures using guidelines in Accounting Principles Board (“APB”) No. 18, “The Equity Method of Accounting for Investments in Common Stock.” Under these rules, if an indicator of impairment exists, the impairment is calculated based on the excess of the carrying value of the investment over the fair value. This impairment is recognized if it is determined to be other-than-temporary.
     The Company performs its valuation assessments for real estate based on current market conditions and utilizing assumptions which could differ materially from actual results. These assumptions are highly subjective and susceptible to frequent change. A listing of some common inputs in our analyses are described in the following paragraph.

     The Company estimates rental rates it believes it can obtain at certain properties in the future, cash outlays to generate leases, market capitalization rates for residual values and other estimates. For properties it intends to sell, such as residential developments, sales prices, costs to complete development, carry costs, competitive projects, and other such items are evaluated. Given the current state of the economy and market for real estate, the timing of a market turnaround is a significant estimate and one that requires considerable judgment. Company management reviews similar products in the market in which its assets are held and adjusts its hold period, sales volume, pricing, and other factors as it feels necessary. The cyclical nature of the real estate industry, combined with the current credit market difficulties, availability of existing inventories in the locations of the Company’s assets, consumer confidence, retailer health, employment levels and additional factors, all enter into management’s judgment while assessing the recoverability of its assets. In addition, the expected use of the Company’s assets could change over the coming periods as more information on the market turnaround is obtained. In addition, the discount rates utilized to estimate the fair value of assets can vary greatly on the risk associated with the asset, which normally is affected by the type of project, the stage of its life cycle, and the location of the asset, which can materially change the results of the calculation if that discount rate changes.
     A change in any of the factors mentioned above could result in an impairment charge in the future on the Company’s real estate assets or investments in joint ventures. Management does not believe any of its assets require an impairment charge at this time, but will continue to monitor the state of the economy and the expected results of its assets.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     See additional discussion related to the Company’s market risk for its notes payable and notes receivable in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
     The market for fixed and variable rate debt of the type in which the Company enters has changed in recent months. The Company estimates that the interest rates it would incur under current market conditions if it were to enter into similar financial instruments would be higher in today’s market than the rates obtained on loans closed in recent years. The Company also has certain variable rate debt, where it pays a spread above a reference rate, which is typically LIBOR. The Company believes the spread that it would incur above the variable rate would be higher if it entered into similar debt agreements in today’s market. In addition, the Company believes that the loan-to-value ratio that it has received in previous debt arrangements is higher than what the Company would be able to obtain in today’s marketplace.
     The Company has mitigated a portion of its exposure to interest rate risk by entering into interest rate swaps. The Company currently has a swap in place on its variable rate Term Facility. Subsequent to quarter end, the Company entered into two $75 million interest rate swaps against its floating-rate, LIBOR-based borrowings. All of these swaps are with Bank of America, and the Company does not believe it has significant counterparty risk under these swaps.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following table contains information about the Company’s purchases of its equity securities during the third quarter of 2008:

	PURCHASES RELATED TO OPTIONS		TREASURY STOCK PURCHASES
			Total Number of		Maximum Number of
			Shares Purchased as		Shares That May Yet
	Total Number of	Average Price Paid	Part of Publicly	Average Price Paid	Be Purchased Under
	Shares Purchased	Per Share	Announced Plan (1)	Per Share	Plan (1)
July 1 — 31	—	—	—	$—	4,121,500
August 1 — 31	—	—	—	—	4,121,500
September 1 — 30	—	—	—	—	4,121,500

Total	—	—	—	$—	4,121,500

(1)	On May 9, 2006, the Board of Directors of the Company authorized a stock repurchase plan, which expires May 9, 2009, of up to 5,000,000 shares of the Company’s common stock. The Company has purchased 878,500 shares under this plan, and no purchases occurred during the third quarter of 2008.
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

November 10, 2008