Form 10-K
period 2008-12-31
COUSINS PROPERTIES INC
filed 2009-02-27
CIK 25232

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-11312

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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of June 30, 2008, the aggregate market value of the common stock of Cousins Properties Incorporated held by non-affiliates was $1,148,813,820 based on the closing sales price as reported on the New York Stock Exchange. As of February 23, 2009, 51,352,091 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement for the annual stockholders meeting to be held on May 12, 2009 are incorporated by reference into Part III of this Form 10-K.

FORWARD-LOOKING STATEMENTS

Certain matters contained in this report are forward-looking statements within the meaning of the federal securities laws and are subject to uncertainties and risks. These include, but are not limited to, general and local economic conditions (including the current general recession and state of the credit markets), local real estate conditions (including the overall condition of the residential markets), the activity of others developing competitive projects, the risks associated with development projects (such as delay, cost overruns and leasing/sales risk of new properties), the cyclical nature of the real estate industry, the financial condition of existing tenants, interest rates, the Company’s ability to obtain favorable financing or zoning, environmental matters, the effects of terrorism, the ability of the Company to close properties under contract and other risks detailed from time to time in the Company’s filings with the Securities and Exchange Commission, including the risks identified in Part I, Item 1A of this Form 10-K. The words “believes,” “expects,” “anticipates,” “estimates” and similar expressions are intended to identify forward-looking statements. Although the Company believes that its plans, intentions and expectations reflected in any forward-looking statements are reasonable, the Company can give no assurance that such plans, intentions or expectations will be achieved. Such forward-looking statements are based on current expectations and speak as of the date of such statements. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of future events, new information or otherwise.

PART I

Item 1.	Business

Corporate Profile

Cousins Properties Incorporated (the “Registrant” or “Cousins”) is a Georgia corporation, which, since 1987, has elected to be taxed as a real estate investment trust (“REIT”). Cousins Real Estate Corporation and its subsidiaries (“CREC”) is a taxable entity wholly-owned by the Registrant, which is consolidated with the Registrant. CREC owns, develops, and manages its own real estate portfolio and performs certain real estate related services for other parties. The Registrant and CREC combined are hereafter referred to as the “Company.” The Company has been a public company since 1962, and its common stock trades on the New York Stock Exchange under the symbol “CUZ.”

The Company’s strategy is to produce strong stockholder returns by creating value through the acquisition, development and redevelopment of high quality, well-located office, multi-family, retail, and residential properties. The Company has developed substantially all of the income producing real estate assets it owns and operates. A key element in the Company’s strategy is to actively manage its portfolio of investment properties and, at the appropriate times, to engage in timely and strategic dispositions either by sale or through contributions to ventures in which the Company retains an ownership interest. These transactions seek to maximize the value of the assets the Company has created, generate capital for additional development properties and return a portion of the value created to stockholders.

Unless otherwise indicated, the notes referenced in the discussion below are the “Notes to Consolidated Financial Statements” included in this Annual Report on Form 10-K on pages F-7 through F-39.

For a description and list of the Company’s properties, see the Item 2 tables in the report herein. The following is a summary of the Company’s 2008 activities.

Business Description and Significant Changes in 2008

Change in Organizational Structure

In 2008, the Company reorganized from a divisional structure, specializing in product type, to a functional structure. Under the old structure, the Company had five divisions: Office/Multi-Family, Retail, Land, Industrial and Corporate. The new structure contains three functional groups through which all Company activities are conducted: Development; Leasing and Asset Management; and Investment and Corporate. The following is a discussion of each functional group and the significant activities within each group during 2008:

Development

The Development Group is responsible for all development activities of the Company. This group is charged with identifying new development projects among all product types and managing all phases of the development and construction process through project stabilization or sale. This process includes not only construction management, but also leasing and tenant coordination for first generation office and retail space. It also includes marketing, selling and move-in coordination for multi-family projects. In addition, this group is responsible for all residential lot and tract development from project identification to lot and tract sales to end users. The Development Group also performs fee-based development and construction services for third parties.

Significant activity within the Development Group in 2008 was as follows:

•	Opened The Avenue Forsyth, a 537,000 square-foot lifestyle center in north metropolitan Atlanta.

•	Opened Tiffany Springs MarketCenter, a 587,000 square-foot power center in north metropolitan Kansas City, Missouri.

•	Continued the development of Terminus 200, a 565,000 square-foot, Class A office building in the Buckhead district of Atlanta.

•	Substantially completed the construction of the Austin, Texas Palisades West office buildings — Building 1 is 100% leased, and the lease commenced in October 2008, and Building 2 is 21% leased, and the lease commenced in November 2008.

•	Completed construction of 10 Terminus Place, a 137-unit condominium project in the Buckhead district of Atlanta, and commenced unit closings.

•	Sold a 28-acre tract adjacent to The Avenue Forsyth for a gain of approximately $3.9 million.

•	Through its 50 Biscayne joint venture, closed substantially all of the residential units in this 529-unit condominium project in Miami.

•	Sold 70 acres at Jefferson Mill Business Park for approximately $8.5 million, generating a gain of approximately $748,000.

•	Sold 22 acres at its North Point property for approximately $6.3 million, generating a gain of approximately $3.7 million.

•	Sold three outparcels at two retail centers for approximately $4.9 million, generating gains of approximately $2.4 million.

•	Through CL Realty and Temco joint ventures, sold six tracts of land for an aggregate price of approximately $17.8 million, generating gains of $11.4 million. The Company’s share of these gains was approximately $3.2 million.

•	Sold 199 residential lots, either directly or through joint ventures.

•	Received a pre-tax fee of approximately $13.5 million from a development contract.

Leasing and Asset Management

The Leasing and Asset Management Group is responsible for the activities of all stabilized operating properties that the Company owns. These activities include property management, leasing and asset management of each property. As of December 31, 2008, the Company owned directly or through joint ventures 20 operating office properties equaling 5.5 million square feet, 12 operating retail centers equaling 3.9 million square feet and four operating industrial properties equaling 2.0 million square feet.

In addition, the Leasing and Asset Management Group is responsible for the Company’s third party management and leasing business. As of December 31, 2008, the Company managed and/or leased properties totaling 13.8 million square feet.

Significant activity within the Leasing and Asset Management Group in 2008 was as follows:

•	Executed a 336,000 square-foot lease renewal and expansion with Deloitte & Touche at 191 Peachtree Tower.

•	Sold 3100 Windy Hill Road office building for $12.5 million, generating a gain of approximately $2.4 million.

•	Increased the percentage leased of Terminus 100, a 656,000 square foot office building which opened in April 2007, from 93% at December 31, 2007 to 97% at December 31, 2008.

•	Commenced the 285,000 square foot lease with the Georgia Department of Transportation at One Georgia Center.

•	Increased office portfolio overall occupancy from 92% at December 31, 2007 to 97% as of December 31, 2008.

•	Opened two new retail centers in 2008: Tiffany Springs MarketCenter, which is 89% leased at December 31, 2008 and The Avenue Forsyth, which is 56% leased at December 31, 2008.

•	Increased square footage managed under third party contracts by 1.8 million from 2007.

Investment and Corporate

The Investment and Corporate groups evaluate the capital structure of the Company, investment opportunities and perform general functions, including regulatory compliance and reporting, treasury and finance. The Company’s financing strategy is to provide capital to fund its development activities while maintaining a relatively conservative debt level and managing the Company’s size to make the value created from its development activities more accretive to its common stockholders. Historically, the Company has accomplished this strategy by raising capital through bank lines of credit, construction and permanent loans secured by properties, sales of mature assets, contribution of assets into joint ventures, and the issuance of equity securities.

Significant activity within the Investment and Corporate Group in 2008 was as follows:

•	Repaid its mortgage note secured by Lakeshore Park Plaza and executed a new, non-recourse mortgage loan for $18.4 million secured by the Lakeshore Park Plaza property. This loan matures August 1, 2012 and bears interest at 5.89%.

•	Entered into two interest rate swap agreements with notional amounts of $75 million each in order to manage interest rate risk associated with floating-rate, LIBOR-based borrowings. These swaps were designated as cash flow hedges and effectively fix a portion of the underlying rate on Company LIBOR-based borrowings — one at 2.995% and the other at 2.69%.

•	Repurchased approximately 1.2 million shares of its Preferred Stock outstanding.

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

Executive Offices; Employees

The Registrant’s executive offices are located at 191 Peachtree Street, Suite 3600, Atlanta, Georgia 30303-1740. At December 31, 2008, the Company employed 435 people.

Available Information

The Company makes available free of charge on the “Investor Relations” page of its website, www.cousinsproperties.com, its filed and furnished reports on Forms 10-K, 10-Q and 8-K, and all amendments thereto, as soon as reasonably practicable after the reports are filed with or furnished to the Securities and Exchange Commission (the “SEC”).

The Company’s Corporate Governance Guidelines, Director Independence Standards, Code of Business Conduct and Ethics, and the Charters of the Audit Committee and the Compensation, Succession, Nominating and Governance Committee of the Board of Directors are also available on the “Investor Relations” page of the Company’s website. The information contained on the Company’s website is not incorporated herein by reference.

Copies of these documents (without exhibits, when applicable) are also available free of charge upon request to the Company at 191 Peachtree Street, Suite 3600, Atlanta, Georgia 30303-1740, Attention: Cameron Golden, Investor Relations. Mr. Golden may also be reached by telephone at (404) 407-1984 or by facsimile at (404) 407-1002.

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

General economic and market risks.  As a result of a general economic decline or a recessionary climate, our assets may not generate sufficient cash to pay our expenses, service debt or maintain our properties, and, as a result, our results of operations and cash flows may be adversely affected. Several factors may adversely affect the economic performance and value of our properties. These factors include, among other things:

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

Leasing risk.  Our operating revenues are dependent upon entering into leases with and collecting rents from tenants. A recession or prolonged economic decline may adversely impact tenants and potential tenants in the various marketplaces in which our projects are located and, accordingly, could affect their ability to pay rents and possibly to occupy their space. In periods of recession, tenants are more likely to close unprofitable stores and/or to declare bankruptcy; and, pursuant to the various bankruptcy laws, leases may be rejected and thereby terminated. When leases expire or are terminated, replacement tenants may or may not be available upon acceptable terms and conditions. In addition, our cash flows and results of operations could be adversely impacted if existing leases expire or are terminated and, at such time, market rental rates are lower than the previous contractual rental rates. In periods of economic decline, our tenants may also approach us for additional concessions in order to remain open and operating in our centers. The granting of these concessions may adversely affect our results of operations and cash flows to the extent that they result in reduced rental rates or additional capital improvements or allowances paid to or on behalf of the tenants.

Co-tenancy risk.  Our cash flow and results of operations could be adversely impacted by co-tenancy provisions in certain of our leases with retail tenants. A co-tenancy provision may condition the tenant’s obligation to open, the amount of rent payable or the tenant’s obligation to continue occupancy based on the presence of another tenant in the project or on minimum occupancy levels in the project. In certain situations, a tenant could have the right to terminate a lease early if a co-tenancy condition remains unsatisfied. In recessionary periods or periods of prolonged economic decline, there is a higher than normal risk that co-tenancy provisions will not be met as there is a higher risk of tenants closing stores or terminating leases due to bankruptcy during these periods. As a result, our results from operations and our ability to pay dividends would be adversely affected if a significant number of our tenants had their rent reduced or terminated their leases as a result of co-tenancy provisions.

Uninsured losses and condemnation costs.  Accidents, earthquakes, terrorism incidents and other losses at our properties could materially adversely affect our operating results. Casualties may occur that significantly damage an operating property, and insurance proceeds may be materially less than the total loss incurred by us. Although we maintain casualty insurance under policies we believe to be adequate and appropriate, some types of losses, such as lease and other contract claims, generally are not insured. Certain types of insurance may not be available or may be available on terms that could result in large uninsured losses. We own property in California, Tennessee and other locations where property is potentially subject to damage from earthquakes, as well as other natural catastrophes. We also own property that could be subject to loss due to terrorism incidents. The earthquake insurance and terrorism insurance markets, in particular, tend to be volatile and the availability and pricing of insurance to cover losses from earthquakes and terrorism incidents may be unfavorable from time to time. In addition, earthquakes and terrorism incidents could result in a significant loss that is uninsured due to the high level of deductibles or damage in excess of levels of coverage. Property ownership also involves potential liability to third parties for such matters as personal injuries occurring on the property. Such losses may not be fully insured. In addition to uninsured losses, various government authorities may condemn all or parts of operating properties. Such condemnations could adversely affect the viability of such projects.

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

Joint venture structure risks.  We have interests in a number of joint ventures (including partnerships and limited liability companies) and may in the future conduct our business through such structures. Our venture partners have rights to take some actions over which we have no control, or the right to withhold approval of actions that we propose, either of which could adversely affect our interests in the related joint ventures and in some cases our overall financial condition or results of operations. These structures involve participation by other parties whose interests and rights may not be the same as ours. For example, a venture partner might have economic and/or other business interests or goals which are unlike or incompatible with our business interests or goals and those venture partners may be in a position to take action contrary to our interests, including maintaining our REIT status. In addition, such venture partners may become bankrupt and such proceedings could have an adverse impact on the operation of the partnership or joint venture. Furthermore, the success of a project may be dependent upon the expertise, business judgment, diligence and effectiveness of our venture partners in matters that are outside our control. Thus, the involvement of venture partners could adversely impact the development, operation, ownership or disposition of the underlying properties.

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

volatile as a result of, among other things, economic conditions and product supply/demand characteristics in a particular market. In a recession or period of prolonged economic downturn, the number of development opportunities typically declines among all of our product types.

•	Abandoned predevelopment costs. The development process inherently requires that a large number of opportunities be pursued with only a few being developed and constructed. We may incur significant costs for predevelopment activity for projects that are abandoned that directly affect our results of operations. We have procedures and controls in place that are intended to minimize this risk, but it is likely that there will be predevelopment costs charged to expense on an ongoing basis.

•	Project costs. Construction and leasing of a project involves a variety of costs that cannot always be identified at the beginning of a project. Costs may arise that have not been anticipated or actual costs may exceed estimated costs. These additional costs can be significant and could adversely impact our return on a project and the expected results of operations upon completion of the project. Also, construction costs vary over time based upon many factors, including the demand for building materials. We attempt to mitigate the risk of unanticipated increases in construction costs on our development projects through guaranteed maximum price contracts and pre-ordering of certain materials, but we may be adversely affected by increased construction costs on our current and future projects.

•	Leasing/Sales risk. The success of a commercial real estate development project is dependent upon, among other factors, entering into leases with acceptable terms within a predefined lease-up period or selling units or lots at acceptable prices within an estimated period. Although our policy is to achieve pre-leasing/pre-sales goals (which vary by market, product type and circumstances) before committing to a project, it is likely only some percentage of the space in a project will be leased or sold at the time we commit to the project. If the space is not leased or sold on schedule and upon the expected terms and conditions, our returns, future earnings and results of operations from the project could be adversely impacted. In recessionary periods, unleased space at new development projects is generally more difficult to lease on favorable terms than during periods of economic expansion. Whether or not tenants are willing to enter into leases on the terms and conditions we project and on the timetable we expect, and whether sales will occur at the prices we anticipate and in the time period we plan, will depend upon a number of factors, many of which are outside our control. These factors may include:

•	general business conditions in the economy or in the tenants’ or prospective tenants’ industries;

•	supply and demand conditions for space in the marketplace; and

•	level of competition in the marketplace.

•	Governmental approvals. All necessary zoning, land-use, building, occupancy and other required governmental permits and authorization may not be obtained or may not be obtained on a timely basis resulting in possible delays, decreased profitability and increased management time and attention.

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

or at all, or that the rates and fees charged by the lenders will be acceptable to us. We incur interest under our credit facility at a variable rate. Variable rate debt creates higher debt service requirements if market interest rates increase, which would adversely affect our cash flow and results of operations. Our credit facility contains customary restrictions, requirements and other limitations on our ability to incur indebtedness, including restrictions on total debt outstanding, restrictions on secured recourse debt outstanding, requirements to maintain minimum debt service coverage ratios and minimum ratios of unencumbered assets to unsecured debt. Our continued ability to borrow under our credit facility is subject to compliance with our financial and other covenants. In addition, our failure to comply with such covenants could cause a default, and we may then be required to repay such debt with capital from other sources. Under those circumstances, other sources of capital may not be available to us or may be available only on unattractive terms.

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

Although we believe that in most economic and market environments we will be able to obtain necessary capital for our operations from the foregoing financing activities, we can make no assurances that the capital we need will be available when we need it. In the last half of 2008, companies, in general, have found it difficult to obtain credit facilities, mortgage loans and construction facilities. While we have no immediate need to access these markets, we cannot predict, with any certainty, when market conditions will change with respect to these facilities. If we cannot obtain capital when we need it, we may not be able to develop and construct all the projects we could otherwise develop, which could result in a reduction in our future earnings and cash flows. Lack of financing could also result in an inability to repay maturing debt, which could result in defaults and, potentially, loss of properties, as well as an inability to pay dividends to stockholders. Unfavorable interest rates could adversely impact both the cost of our projects (through capitalized interest) and our current earnings and cash flows.

Covenants contained in our credit facility and mortgages could restrict or hinder our operational flexibility, which could adversely affect our results of operations.

Our credit facility imposes financial and operating covenants on us. These covenants may be modified from time to time, but covenants of this type typically include restrictions and limitations on our ability to incur debt and to obtain certain forms of equity capital, as well as limitations on the amount of our unsecured debt, limitations on payments to stockholders, and limitations on the amount of development and joint venture activity in which we may engage. These covenants may limit our flexibility in making business decisions. In addition, our credit facilities contain financial covenants that require that our earnings, as defined, exceed our fixed charges by a specified amount. If our earnings decline or if our fixed charges increase, we are at greater risk of violating these covenants. A prolonged economic downturn could cause our earnings to decline thereby increasing our risk of violating these covenants. If we fail to meet those covenants, our ability to borrow may be impaired, which could potentially make it more difficult to fund our capital and operating needs. Additionally, some of our properties are subject to mortgages. These mortgages contain customary negative covenants, including limitations on our ability, without the lender’s prior consent, to further mortgage that property, to modify existing leases or to sell that property. Also, our construction facilities contain requirements related to the progress of construction and leasing that, if not met, could result in a remarketing or accelerated repayment of the loan. Compliance with these covenants and requirements could harm our operational flexibility and financial condition.

Risks Associated with Multi-Family Projects

Any failure to timely sell the multi-family units or an increase in development costs could adversely affect our results of operations.

We develop and sell multi-family residential projects in urban markets. Multi-family unit sales can be highly cyclical and can be affected by the availability of mortgage financing, interest rates and local issues. In addition, a decline in the housing market and a recessionary economy generally make it more difficult to sell completed units in a timely manner. Once a project is undertaken, we can provide no assurance that we will be able to sell the units in a timely manner which could result in significantly increased carrying costs and erosion or elimination of profit with respect to any project. It is also difficult to predict when recessionary market conditions will change to allow sales of these units to return to a more normal rate.

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

Risks Associated with our Land Developments and Investments

Any failure to timely sell the residential lots developed could adversely affect our results of operations.

We develop residential subdivisions, primarily in metropolitan Atlanta, Georgia. We also participate in joint ventures that develop or plan to develop subdivisions in metropolitan Atlanta, as well as Texas and Florida, and could expand to other states. We also from time to time supervise sales of unimproved properties owned or controlled by us. Residential lot sales can be highly cyclical and can be affected by the availability of mortgage financing, interest rates and local issues, including the availability of jobs, transportation and the quality of public schools. Once a development is undertaken, no assurances can be given that we will be able to sell the various developed lots in a timely manner. Failure to sell such lots in a timely manner could result in significantly increased carrying costs and erosion or elimination of profit with respect to any development. In a recession or period of prolonged economic downturn, sales of lots can decline significantly. We are exposed to these increased carrying costs and reduction of profit throughout this recessionary period until conditions improve.

In addition, actual construction and development costs with respect to subdivisions can exceed estimates for various reasons, including unknown site conditions. The timing of subdivision lot sales and unimproved property sales are, by their nature, difficult to predict with any precision. Additionally, some of our residential properties are multi-year projects, and market conditions may change between the time we decide to develop a property and the time that all or some of the lots or tracts may be ready for sale. Similarly, we often hold undeveloped land for long periods of time prior to development or sale. Any changes in market conditions between the time we acquire land and the time we develop and/or sell land could cause the Company’s estimates of proceeds and related profits from such sales to be lower or result in an impairment charge. Periods of economic downturn can cause estimated sales prices to decline, increasing the likelihood that we will be required to record one or more impairment charges. Estimates of sales and profits may differ substantially from actual sales and profits and as a result, our results of operations may differ substantially from these estimates.

Any failure to timely sell or lease non-income producing land could adversely affect our results of operations.

We maintain significant holdings of non-income producing land in the form of land tracts and outparcels. Our strategy with respect to these parcels of land include (1) developing the land at a future date as a retail, office, or mixed-use income producing property or developing it for single-family or multi-family residential uses; (2) ground leasing the land to third parties; and (3) selling the parcels to third parties. Before we develop, lease or sell these land parcels, we incur carrying costs, including interest and property tax expense.

If we are unable to sell this land or convert it into income-producing property in a timely manner, our results of operations and liquidity could be adversely affected.

Risks Associated with our Third Party Management Business

Our third party management business may experience volatility based on a number of factors, including termination of contracts, which could adversely affect our results of operations.

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

We experience fluctuations and variability in our operating results on a quarterly basis and, as a result, our historical performance may not be a meaningful indicator of future results.

Our operating results have fluctuated greatly in the past, due to volatility in land tract and outparcel sales, property sales, and residential lot sales, in addition to one-time events that occur. We anticipate future fluctuations in our quarterly results, which does not allow for predictability in the market by analysts and investors. Therefore, our historical performance may not be a meaningful indicator of our future results. Our stock price can also be affected by our volatile quarter-to-quarter results.

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

We intend to make distributions to our stockholders to comply with the 90% distribution requirement, to avoid corporate-level tax on undistributed taxable income and to avoid the nondeductible excise tax. Distributions could be made in cash, stock or in a combination of cash and stock. Differences in timing between taxable income and cash available for distribution could require us to borrow funds to meet the 90% distribution requirement, to avoid corporate-level tax on undistributed taxable income and to avoid the nondeductible excise tax. Satisfying the distribution requirements may also make it more difficult to fund new development projects.

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

The following tables set forth certain information related to significant operating properties in which the Company has an ownership interest. Information presented in Note 5 to the Consolidated Financial Statements provides additional information related to the Company’s joint ventures. All information presented is as of December 31, 2008. Dollars are stated in thousands.

Table of Major Operating Office, Retail and Industrial Properties

										Cost and
						Percentage	Average			Cost Less		Debt
	Year					Leased	2008		Major	Depreciation		Maturity
	Development		Company’s			as of	Economic	Major Tenants (Lease	Tenants’	and		and
Description	Completed	Venture	Ownership		Square Feet	December 31,	Occupancy	Expiration/Options	Rentable	Amortization	Debt	Interest
and Location	or Acquired	Partner(s)	Interest		and Acres	2008	(1)	Expiration)	Sq. Feet	(2)	Balance	Rate

Office
191 Peachtree Tower(3) Atlanta, GA	2006	N/A	100%		1,221,000	74%	80%	Deloitte & Touche (2024/2034)(3)	336,194	$191,425	$0	N/A
					2 Acres(3)			Cooper Carry (2022/2032)	76,512	$165,737
								Cousins Properties (2017/2022)	65,006
								Ogletree, Deakins, Nash, Smoak	52,510
								& Stewart, PC (2019/2029)
The American Cancer Society Center(4) Atlanta, GA	1999	N/A	100%		993,000	100%	99%	American Cancer Society (2022/2032)	275,198	$95,489	$136,000(4)	9/1/17
					4 Acres(5)			AT&T (2009)	138,893	$47,189		6.45%
								Co Space Services, LLC (2020/2025)	120,298
								Georgia Lottery Corp. (2023)(5)	96,402
								US South (2011/2016)	70,201
								Turner Broadcasting (2011/2016)	57,827
								Sapient Corporation (2009)	57,689
Terminus 100 Atlanta, GA	2007	N/A	100%		656,000	97%	89%	CB Richard Ellis (2017/2022)	94,736	$170,159	$180,000	10/1/12
					4 Acres			Citigroup (2018/2028)	71,188	$158,757		6.13%
								Premiere Global Services (2018/2028)	65,084
								Wachovia Bank (2017/2027)	47,368
								Cumulus Media, Inc. (2017)	47,000
								Bain & Company (2019/2029)	46,412
The Points at Waterview Suburban Dallas, TX	2000	N/A	100%		203,000	98%	98%	Bombardier Aerospace Corp.	97,740	$30,245	$17,433	1/1/16
					15 Acres			(2013/2023)		$19,017		5.66%
								Liberty Mutual (2011/2021)	37,382
Lakeshore Park Plaza Birmingham, AL	1998	Daniel Realty	100	%(6)	196,000	96%	94%	Synovus Mortgage (2014/2019)	28,932	$20,328	$18,241	8/1/12
		Company			12 Acres			Daxco (2010/2011)	18,721	$13,940		5.89%
								Southern Care (2013/2018)	13,768
600 University Park Place Birmingham, AL	2000	Daniel Realty	100	%(6)	123,000	100%	100%	Southern Communications Services(7)	41,961	$19,206	$12,762	8/10/11
		Company			10 Acres			(2010/2016)		$13,299		7.38%
								2 Ideas, Inc. (2014/2024)	25,465
Meridian Mark Plaza Atlanta, GA	1999	N/A	100%		160,000	92%	99%	Northside Hospital(7)	54,585	$26,880	$22,757	9/1/10
					3 Acres			(2018/2023)(8)		$16,137		8.27%
								Scottish Rite Medical	31,676
								Center, Inc. (2013/2018)(8)
								Georgia Reproductive (2017/2027)	13,622

									Cost and
					Percentage	Average			Cost Less		Debt
	Year				Leased	2008		Major	Depreciation		Maturity
	Development		Company’s		as of	Economic	Major Tenants (Lease	Tenants’	and		and
Description	Completed	Venture	Ownership	Square Feet	December 31,	Occupancy	Expiration/Options	Rentable	Amortization	Debt	Interest
and Location	or Acquired	Partner(s)	Interest	and Acres	2008	(1)	Expiration)	Sq. Feet	(2)	Balance	Rate

Office (Continued)
100 North Point Center East Suburban Atlanta, GA	1995	N/A	100%	128,000	97%	95%	Schweitzer-Mauduit	32,655	$12,991	$25,000(9)	6/1/12
				7 Acres			International, Inc. (2012)		$8,533		5.39%
							Med Assets HSCA, Inc. (2015/2020)	21,914
							Golden Peanut Co. (2017)	18,104
200 North Point Center East Suburban Atlanta, GA	1996	N/A	100%	130,000	100%	91%	Med Assets HSCA, Inc. (2015/2020)	89,424	$12,059	(9)	(9)
				9 Acres			Morgan Stanley (2011)	15,709	$9,022
333 North Point Center East Suburban Atlanta, GA	1998	N/A	100%	130,000	100%	88%	Merrill Lynch (2014/2024)	35,949	$14,343	$28,102(10)	11/1/11
				9 Acres			Nokia (2013/2023)	33,457	$8,062		7.00%
							Wells Fargo Bank NA (2009/2012)	22,438
555 North Point Center East Suburban Atlanta, GA	2000	N/A	100%	152,000	98%	93%	Kids II, Inc. (2016/2026)	64,093	$18,129	(10)	(10)
				10 Acres			Regus Business Centre	22,422	$11,441
							(2011/2016)
Galleria 75 Suburban Atlanta, GA	2004	N/A	100%	114,000	39%	68%	The Evergreen Corporation (2011)	7,647	$11,678	$0	N/A
				7 Acres					$9,657
Cosmopolitan Center Atlanta, GA	2006	N/A	100%	85,000	94%	96%	City of Sandy Springs (2011)	32,800	$10,824	$0	N/A
				8acres					$9,668
AtheroGenics Suburban Atlanta, GA	1999	N/A	100%	51,000	100%	100%	AtheroGenics (2009)	51,000	$7,664	$0	N/A
				4 Acres					$2,464
Inhibitex Suburban Atlanta, GA	2005	N/A	100%	51,000	100%	100%	Inhibitex (2015/2025)	51,000	$6,402	$0	N/A
				5 Acres					$5,168
221 Peachtree Center Avenue Parking Garage Atlanta, GA	2007	N/A	100%	N/A	N/A	N/A	N/A	N/A	$17,631	$0	N/A
				1acre					$17,052
One Georgia Center Atlanta, GA	2000	Prudential(7)	88.5%	375,000	100%	68%	Georgia Department of	284,723	$58,592	$0	N/A
				3 Acres			Transportation (2018)		$48,488
Palisades West Building 1 Austin, TX	2008	Dimensional Fund	50%	216,000	100%	6%	Dimensional Fund Advisors	216,000	$99,198	$0	N/A
		Advisors & Forestar		13 Acres			(2023/2043)		$98,938
		Real Estate Group
Palisades West Building 2 Austin, TX	2008	Dimensional Fund	50%	157,000	21%	3%	Forestar Real Estate Group	32,236	$27,239	$0	N/A
		Advisors & Forestar		6 Acres			(2018/2025)		$27,186
		Real Estate Group
Gateway Village Charlotte, NC	2001	Bank of America(7)	50%	1,065,000	100%	100%	Bank of America (7) (2016/2035)	1,065,000	$210,582	$122,362	12/1/16
				8 Acres					$162,307		6.41%

									Cost and
					Percentage	Average			Cost Less		Debt
	Year				Leased	2008		Major	Depreciation		Maturity
	Development		Company’s		as of	Economic	Major Tenants (Lease	Tenants’	and		and
Description	Completed	Venture	Ownership	Square Feet	December 31,	Occupancy	Expiration/Options	Rentable	Amortization	Debt	Interest
and Location	or Acquired	Partner(s)	Interest	and Acres	2008	(1)	Expiration)	Sq. Feet	(2)	Balance	Rate

Emory University Hospital Midtown Medical Office Tower Atlanta, GA	2002	Emory University	50%	358,000	100%	99%	Emory University (2017/2047)	153,889	$53,049	$50,661	6/1/13
				(11)			Resurgens (2014/2019)	26,581	$35,719		5.90%
							Atlanta Gastroenterology (2012)	17,375
Ten Peachtree Place Atlanta, GA	1991	Coca-Cola(7)	50%	260,000	92%	92%	AGL Services Co. (2013/2028)	226,779	$40,288	$27,871	4/1/15
				5 Acres					$21,117		5.39%
Presbyterian Medical Plaza at University Charlotte, NC	1997	Prudential(7)	11.5%	69,000	83%	94%	Novant Health, Inc. (2012/2017)	49,916	$8,740	$0	N/A
				1 Acre(12)					$4,682

Lease Expirations — Office

As of December 31, 2008, the Company’s office portfolio included 20 commercial office buildings, excluding all properties currently under development, held for redevelopment and buildings in lease-up stage. The weighted average remaining lease term of these office buildings was approximately seven years as of December 31, 2008. Most of the major tenant leases in these buildings provide for pass through of operating expenses and contractual rents which escalate over time. The leases expire as follows:

										2018 &
	2009	2010	2011	2012	2013	2014	2015	2016	2017	Thereafter	Total

Total (including Company’s% share of Joint Venture Properties):
Square Feet Expiring(13)	433,519	188,078	450,333	184,441	446,430	219,266	247,014	636,858	427,495	1,086,233	4,319,667
% of Leased Space	10%	4%	11%	4%	10%	5%	6%	15%	10%	25%	100%
Annual Contractual Rent (000’s)(14)	$5,965	$3,023	$6,167	$3,328	$8,604	$4,967	$4,823	$11,777	$11,410	$23,566	$83,630
Annual Contractual Rent/Sq. Ft.(14)	$13.76	$16.07	$13.69	$18.04	$19.27	$22.65	$19.53	$18.49	$26.69	$21.70	$19.36
Wholly Owned:
Square Feet Expiring(13)	406,592	175,244	431,439	131,148	300,243	197,287	228,604	99,251	346,997	726,329	3,043,134(15)
% of Leased Space	13%	6%	14%	4%	10%	6%	9%	3%	11%	24%	100%
Annual Contractual Rent (000’s)(14)	$5,584	$2,802	$5,945	$2,272	$5,914	$4,414	$4,551	$1,812	$9,430	$17,124	$59,848
Annual Contractual Rent/Sq.Ft.(14)	$13.73	$15.99	$13.78	$17.32	$19.70	$22.37	$19.91	$18.26	$27.18	$23.58	$19.67
Joint Venture:
Square Feet Expiring(13)	41,857	19,770	32,285	136,412	278,700	43,958	23,697	1,071,594	159,886	500,571	2,308,730(16)
% of Leased Space	2%	1%	1%	6%	12%	2%	1%	46%	7%	22%	100%
Annual Contractual Rent (000’s)(14)	$668	$359	$423	$2,737	$5,185	$1,106	$370	$19,869	$3,960	$10,327	$45,004
Annual Contractual Rent/Sq. Ft.(14)	$15.97	$18.13	$13.11	$20.06	$18.60	$25.17	$15.60	$18.54	$24.77	$20.63	$19.49

							Percentage				Cost and			Debt
	Year						Leased	Average		Major	Cost Less			Maturity
	Development		Company’s				as of	2008	Major Tenants (Lease	Tenants’	Depreciation			and
Description	Completed	Venture	Ownership		Square Feet		December 31,	Economic	Expiration/Options	Rentable	and	Debt		Interest
and Location	or Acquired	Partner(s)	Interest		and Acres		2008	Occupancy (1)	Expiration)	Sq. Feet	Amortization(2)	Balance		Rate

Retail Centers(17)
The Avenue Carriage Crossing Suburban Memphis, TN	2005	Jim Wilson &	100	%(6)	802,000		83%	91%	Dillard’s(18)	N/A	$92,272	$0		N/A
		Associates(7)			135 acres				Macy’s	130,000	$77,064
					(511,000 square feet owned by Carriage Avenue, LLC	)			(2021/2051)(19) Barnes & Noble (2016/2026)	25,322

San Jose MarketCenter(4) San Jose, CA	2006	N/A	100%		357,000		98%	96%	Target(18)	N/A	$84,295	$83,300	(4)	12/1/10
					25 acres				Marshalls (2016/2036)	33,000	$79,154			5.60%
					(214,000				PetsMart (2017/2032)	27,430
					square feet owned				Michaels (2016/2031)	23,819
					by the Company	)			Office Depot (2016/2026)	20,526
The Avenue Webb Gin Suburban Atlanta, GA	2006	N/A	100%		356,000		81%	81%	Barnes & Noble (2016/2026)	26,553	$79,275	$0		N/A
					51 acres				Ethan Allen (2021/2031)	18,511	$71,034
									GAP (2012/2022)	17,461
									DSW Shoes (2018/2023)	16,000
Tiffany Springs MarketCenter Kansas City, MO	2008	Prudential(7)	88.5%		587,000		73%	29%	JC Penney(18)	N/A	$54,738	$0		N/A
					71 acres				The Home Depot(18)	N/A	$54,203
					(249,000 square				Target(18)	N/A
					feet and 40 acres				Best Buy (2019/2039)	45,676
					owned by CP Venture				Sports Authority (2019/2039)	41,770
					Six LLC and 12 acres				PetsMart (2018/2033)	25,464
					owned by CPI	)
The Avenue Forsyth Suburban Atlanta, GA	2008	Prudential(7)	88.5%		537,000		56%	32%	AMC Theaters (2023/2039)(19)	50,967	$122,046	$0		N/A
					67 acres				Barnes & Noble (2018/2028)	28,007	$118,379
					(54 acres owned by				DSW Shoes (2019/2024)	15,053
					CP Venture Six LLC
					and 13 acres
					owned by CPI	)
The Avenue Murfreesboro Murfreesboro, TN	2007	Faison Enterprises, Inc.	50%		749,000		75%	70%	Belk (2027)(19)	132,000	$130,036	$109,926		7/20/10
					99 Acres				Dick’s Sporting Goods (2018/2033)	44,770	$125,938			Libor +1.15%
									Best Buy (2018/2038)	30,000
									Haverty’s Furniture (2018/2023)	30,000
									Barnes & Noble (2018/2028)	26,937
									Michael’s (2018/2033)	21,398
The Avenue Viera Viera, FL	2005	Prudential(7)	11.5%		460,000		94%	95%	Rave Motion Pictures(18)	N/A	$86,414	$0		N/A
					56 Acres				Belk (2024/2044)(19)	65,927	$78,339
					(332,000 owned				Bed, Bath & Beyond (2015/2035)	24,329
					by CP Venture IV				Michael’s (2016/2036)	20,800
					Holdings LLC	)

						Percentage				Cost and		Debt
	Year					Leased	Average		Major	Cost Less		Maturity
	Development		Company’s			as of	2008	Major Tenants (Lease	Tenants’	Depreciation		and
Description	Completed	Venture	Ownership	Square Feet		December 31,	Economic	Expiration/Options	Rentable	and	Debt	Interest
and Location	or Acquired	Partner(s)	Interest	and Acres		2008	Occupancy (1)	Expiration)	Sq. Feet	Amortization(2)	Balance	Rate

Retail Centers (Continued)
The Avenue East Cobb Suburban Atlanta, GA	1999	Prudential(7)	11.5%	231,000		98%	96%	Borders (2015/2030)	24,882	$98,921	$36,834	8/1/10
				30 Acres				Bed, Bath & Beyond (2010/2025)	21,007	$88,806		8.39%
								GAP (2010/2015)	19,434
								Talbots (2010/2015)	12,905
								Pottery Barn (7) (2012)	10,000
The Avenue West Cobb Suburban Atlanta, GA	2003	Prudential(7)	11.5%	257,000		83%	96%	Barnes & Noble (2014/2024)	24,025	$88,317	$0	N/A
				22 Acres				GAP (2012/2022)	17,520	$78,689
								Pier One Imports (2013/2023)	9,980
The Avenue Peachtree City Suburban Atlanta, GA	2001	Prudential(7)	11.5%	183,000		94%	96%	Books a Million (2013)	13,750	$57,830	$0	N/A
				18 Acres(20)				GAP (2012/2022)	10,800	$50,201
								Talbots (2012/2022)	8,610
								Banana Republic (2012/2022)	8,015
Viera MarketCenter Viera, FL	2005	Prudential(7)	11.5%	178,000		95%	95%	Kohl’s Department Stores, Inc.	88,248	$30,665	$0	N/A
				20 Acres				(2026/2056)(19)		$28,431
								Sports Authority (2017/2032)	37,538
								Office Depot (2016/2036)	20,000
North Point MarketCenter Suburban Atlanta, GA	1994	Prudential(7)	10.32%	518,000		83%	100%	Target(18)	N/A	$58,205	$0	N/A
				60 Acres				Babies “R” Us (2012/2032)	50,275	$38,582
				(401,000				Dick’s Sporting Goods (2017/2037)	48,884
				square feet				Marshalls (2010/2025)	40,000
				and 49 acres				Hudson’s Furniture (7) (2011/2021)	40,000
				owned by				Regal Cinemas (2014/2034)	34,733
				CP Venture LLC	)			PetsMart, Inc. (2009/2029)	25,465
Greenbrier MarketCenter Chesapeake, VA	1996	Prudential(7)	10.32%	493,000		99%	99%	Target(18)	N/A	$50,697	$0	N/A
				44 Acres				Harris Teeter, Inc. (2016/2036)	51,806	$34,175
				(376,000 square				Best Buy (2015/2030)	45,106
				feet and 36 acres				Bed, Bath & Beyond (2012/2027)	40,484
				owned by				Babies “R” Us (2011/2021)	40,000
				CP Venture				Stein Mart, Inc. (2011/2026)	36,000
				LLC	)			Barnes & Noble (2012/2022)	29,974
								PetsMart, Inc. (2011/2031)	26,040
								Office Max (2011/2026)	23,484
Los Altos MarketCenter Long Beach, CA	1996	Prudential(7)	10.32%	182,000		84%	97%	Sears(18)	N/A	$32,865	$0	N/A
				(157,000 square				Borders, Inc. (2017/2037)	30,000	$22,077
				feet and 17 acres				Bristol Farms (7) (2012/2032)	28,200
				owned by
				CP Venture
				LLC	)

Lease Expirations — Retail

As of December 31, 2008, the Company’s retail portfolio included 12 retail properties, excluding all properties currently under development and/or in lease-up. The weighted average remaining lease term of these retail properties was approximately nine years as of December 31, 2008. Most of the major tenant leases in these retail properties provide for pass through of operating expenses and contractual rents which escalate over time. The leases expire as follows:

										2018 &
	2009	2010	2011	2012	2013	2014	2015	2016	2017	Thereafter	Total

Total (including Company’s% share of Joint Venture Properties):
Square Feet Expiring(13)	37,934	23,202	89,065	70,643	40,304	20,040	82,800	352,888	188,378	508,127	1,413,381
% of Leased Space	3%	2%	6%	5%	3%	1%	6%	25%	13%	36%	100%
Annual Contractual Rent (000’s)(14)	$640	$529	$2,336	$1,649	$1,063	$531	$2,119	$9,143	$5,512	$8,274	$31,796
Annual Contractual Rent/Sq. Ft.(14)	$16.86	$22.81	$26.22	$23.34	$26.38	$26.51	$25.59	$25.91	$29.26	$16.28	$22.50
Wholly Owned:
Square Feet Expiring(13)	16,937	3,204	61,159	36,594	16,635	3,350	52,767	332,123	142,754	255,111	920,634(21)
% of Leased Space	2%	0%	7%	4%	2%	0%	6%	36%	15%	28%	100%
Annual Contractual Rent (000’s)(14)	$265	$101	$1,895	$953	$442	$139	$1,541	$8,706	$4,550	$4,293	$22,885
Annual Contractual Rent/Sq. Ft.(14)	$15.67	$31.45	$30.99	$26.05	$26.56	$41.47	$29.20	$26.21	$31.87	$16.83	$24.86
Joint Venture:
Square Feet Expiring(13)	151,117	180,300	264,325	306,774	151,590	141,898	202,176	189,315	233,098	669,789	2,490,382(22)
% of Leased Space	6%	7%	11%	12%	6%	6%	8%	8%	9%	27%	100%
Annual Contractual Rent (000’s)(14)	$2,970	$3,833	$4,087	$6,113	$3,883	$3,284	$4,172	$3,951	$4,890	$9,996	$47,179
Annual Contractual Rent/Sq. Ft.(14)	$19.66	$21.26	$15.46	$19.93	$25.61	$23.15	$20.64	$20.87	$20.98	$14.92	$18.94

						Percentage				Cost and		Debt
	Year					Leased	Average		Major	Cost Less		Maturity
Description	Development		Company’s			as of	2008	Major Tenants (lease	Tenants’	Depreciation		and
and	Completed	Venture	Ownership		Square Feet	December 31,	Economic	expiration/options	Rentable	and	Debt	Interest
Location	or Acquired	Partner(s)	Interest		and Acres	2008	Occupancy(1)	expiration)	Sq. Feet	Amortization(2)	Balance	Rate

Industrial
Lakeside Ranch Business Park
Building 20 Dallas, TX	2007	Seefried Industrial	100	%(6)	749,000	48%	48%	HD Supply Facilities	355,621	$27,854	$0	N/A
		Properties			37 Acres			Maintenance, Ltd. (2012/2018)		$26,203
King Mill Distribution Park
Building 3A Suburban Atlanta, GA	2006	Weeks Properties Group	75%		417,000	100%	100%	Simplicity Manufacturing, Inc.	417,000	$14,126	$2,711	8/29/11
					22 Acres			(2012/2017)		$12,543		9.0%
King Mill Distribution Park
Building 3B Suburban Atlanta, GA	2007	Weeks Properties Group	75%		379,000	0%	0%	N/A	N/A	$10,772	$2,047	6/26/09
					19 Acres					$10,458		9.0%
Jefferson Mill Business Park
Building A Suburban Atlanta, GA	2008	Weeks Properties Group	75%		459,000	0%	0%	N/A	N/A	$13,708	$2,652	9/13/09
					27 Acres					$13,439		9.0%

Lease Expiration — Industrial

As of December 31 2008, the Company’s operating industrial portfolio consisted of King Mill Distribution Park — Building 3, Jefferson Mill Business Park — Building A, and Lakeside Ranch Business Park — Building 20. The leases provide for pass through of operating expenses and contractual rents which escalate over time. The leases expire as follows:

	2012	Total

Company’s % share of Joint Venture Properties:
Square Feet Expiring	668,671	668,671
% of Leased Space	100%	100%
Annual Contractual Rent (000’s)(14)	$2,063	$2,063
Annual Contractual Rent/Sq. Ft.(14)	$3.09	$3.09
Joint Venture:
Square Feet Expiring	773,021	773,021(23)
% of Leased Space	100%	100%
Annual Contractual Rent (000’s)(14)	$2,368	$2,368
Annual Contractual Rent/Sq. Ft.(14)	$3.06	$3.06

FOOTNOTES

(1)	Average economic occupancy is calculated as the percentage of the property for which revenue was recognized during the year. If the property was purchased during the year, average economic occupancy is calculated from the date of purchase forward. If the project was under construction or has an expansion that was under construction during the year, average economic occupancy for the property or the expansion portion reflects the fact that the property had no occupancy for a portion of the year.

(2)	Cost as shown in the accompanying table includes deferred leasing costs, other related tangible assets and net intangible real estate assets.

(3)	191 Peachtree Tower is treated as an operational property for financial reporting purposes, although the Company considers this property as a redevelopment project in some of its external reports and analyses. Additionally, square foot information includes 7,500 square feet for 201 Peachtree, which is connected to 191 Peachtree, and acreage information includes 0.8 acres under a ground lease which expires in 2087. 24,301 square feet of the Deloitte & Touche space expires in 2009.

(4)	The real estate and other assets of these properties are restricted under loan agreements such that these assets are not available to settle other debts of the Company.

(5)	At The American Cancer Society Center, approximately 0.18 acres of land are under a ground lease expiring in 2068. The Georgia Lottery numbers shown reflect the renegotiated lease information which is effective January 1, 2009.

(6)	These projects are owned through a joint venture with a third party providing a participation in operations and on sale of the property even though they are shown as 100% owned.

(7)	Actual tenant or venture partner is an affiliate of the entity shown.

(8)	At Meridian Mark Plaza, 43,051 square feet of the Northside Hospital lease expires in 2013; 7,521 square feet of the Scottish Rite lease expires in 2009.

(9)	100 North Point Center East and 200 North Point Center East were financed together as one non-recourse mortgage note payable.

(10)	333 North Point Center East and 555 North Point Center East were financed together as one recourse mortgage note payable.

(11)	Emory University Hospital Midtown Medical Office Tower was developed on top of a building within the Emory University Hospital Midtown campus. The venture received a fee simple interest in the air rights above this building in order to develop the medical office tower.

(12)	Presbyterian Medical Plaza at University is located on 1 acre, which is subject to a ground lease expiring in 2057.

(13)	Where a tenant has the option to cancel its lease without penalty, the lease expiration date used in the Lease Expirations tables reflect the cancellation option date rather than the lease expiration date. Certain Retail leases contain termination options, with or without penalty, if co-tenancy clauses or sales volume levels are not achieved. The expiration date per the lease is used for these leases in the Lease Expirations — Retail table, although early termination is possible.

(14)	Annual Contractual Rent excludes the operating expense reimbursement portion of the rent payable and percentage rents, if applicable. If the lease does not provide for pass through of such operating expense reimbursements, an estimate of operating expenses is deducted from the rental rate shown. The contractual rental rate shown is the estimated rate in the year of expiration.

(15)	Rentable square feet leased as of December 31, 2008 out of approximately 3,172,000 total rentable square feet.

(16)	Rentable square feet leased as of December 31, 2008 out of approximately 2,343,000 total rentable square feet.

(17)	Most of these retail centers also include outparcels which are ground leased to freestanding users.

(18)	This anchor tenant owns its own store and land.

(19)	This tenant built and owns its own store and pays the Company under a ground lease.

(20)	Approximately 1.5 acres of the total acreage at The Avenue Peachtree City is under a ground lease expiring in 2024.

(21)	Gross leasable area leased as of December 31, 2008 out of approximately 1,081,000 total gross leasable area.

(22)	Gross leasable area leased as of December 31, 2008 out of approximately 2,864,000 total gross leasable area.

(23)	Rentable square feet leased as of December 31, 2008 out of approximately 2,004,000 total rentable square feet.

Projects Under Development

The following details the office, multi-family, and retail projects under development or redevelopment at December 31, 2008. Dollars are stated in thousands.

			Leased
			GLA (%)				Company’s
			Total			Company’s	Share of	Company’s	Actual or
	Company	Total	Project		Approximate	Share of	Cost	Share of	Projected Dates for
Project (1)/	Owned	Project	(Fully		Total	Total	Incurred	Remaining	Completion and Fully
Company’s Ownership %	GLA(2)	GLA(3)	Executed)		Cost	Cost	at 12/31/08	Costs	Operational/Sold

OFFICE
Terminus 200 — 50%	565,000	565,000	3%		$173,300	$86,650	$44,387	$42,263	const. - 3Q-09
(Atlanta, GA)									fully operational 3Q-10
191 Peachtree Tower — 100%(4)	1,221,000	1,221,000	74	%(5)	233,750	233,750	198,553	35,197	acquired 3Q-06
(Atlanta, GA)									fully stabilized 2Q-12
Palisades West — 50%
(Austin, TX)
Building 2	157,000	157,000	21%		38,100	19,050	13,607	5,443	const. - 4Q-08 fully operational 4Q-09

TOTAL OFFICE	1,943,000	1,943,000			445,150	339,450	256,547	82,903

MULTI-FAMILY
Glenmore Garden Villas — 50%	71 Units	71 Units	N/A		27,600	13,800	5,000	8,800	const. - 4Q-11
(Charlotte, NC)									fully sold - 2Q-12

TOTAL MULTI-FAMILY	71 Units	71 Units (6)			27,600	13,800	5,000	8,800

			Leased
			GLA (%)			Company’s
			Total		Company’s	Share of		Company’s	Actual or
	Company	Total	Project	Approximate	Share of	Cost		Share of	Projected Dates for
Project (1)/	Owned	Project	(Fully	Total	Total	Incurred		Remaining	Completion and Fully
Company’s Ownership %	GLA(2)	GLA(3)	Executed)	Cost	Cost	at 12/31/08		Costs	Operational/Sold

RETAIL
Tiffany Springs MarketCenter - 88.5%	249,000	587,000	89%	59,700	52,828	49,320		3,508	const. - 3Q-08
(Kansas City, MO)									fully operational 3Q-09
The Avenue Forsyth — 88.5%
(Suburban Atlanta, GA)
Phase IA	473,000	473,000	56%						const. -2Q-08 fully operational 2Q-09
Phase IB	64,000	64,000	0%						const. - 3Q-10 fully operational 3Q-11

Total — Avenue Forsyth	537,000	537,000		145,100	128,400	108,980		19,420

TOTAL RETAIL	786,000	1,124,000		204,800	181,228	158,300		22,928

Accumulated Depreciation on Partially Operational Properties	—	—		—	—	(4,202)

TOTAL PORTFOLIO	2,729,000	3,067,000		$677,550	$534,478	$415,645	(7)	$114,631

(1)	This schedule includes all Office, Multi-Family and Retail projects under construction and redevelopment from the commencement of construction until the projects become fully operational pursuant to accounting principles generally accepted in the United States. Single-family residential projects are included on a separate schedule. Amounts included in the total cost columns represent the estimated costs upon completion of the project and achievement of fully operational status. Significant estimation is required to derive these costs and the final costs may differ from these estimates. The projected dates for completion and fully operational status shown above are also estimates and are subject to change as the projects proceed through the development process.

(2)	Company owned GLA includes square footage owned either directly by the Company or by a joint venture in which the Company is a partner.

(3)	Total project GLA includes anchor stores that may own their own property and other non-owned property contained within the named development.

(4)	191 Peachtree Tower is under redevelopment and repositioning and is treated as a development property for the purposes of this schedule, although its cost basis is included in operating properties on the Company’s consolidated balance sheets. 201 Peachtree, a 7,500 square foot building adjacent to 191 Peachtree Tower, is also under redevelopment and is included in the amounts above.

(5)	Leased square footage includes 65,000 square feet occupied by the Company.

(6)	As of December 31, 2008, the Company had 124 unsold residential units remaining in the recently completed 137-unit 10 Terminus project. In addition, there are only four unsold commercial units remaining in the 50 Biscayne multi-family project as of December 31, 2008.

(7)	Reconciliation to Consolidated Balance Sheet

Total Company’s share of cost incurred per above schedule	$415,645
Less: Operating Property under redevelopment/repositioning	(198,553)
Less: Investment in unconsolidated joint ventures
Palisades West	(13,607)
Terminus 200	(44,387)
Glenmore Garden Villas	(5,000)
Add: Prudential’s 11.5% interest in Tiffany Springs MarketCenter	5,418
Add: Prudential’s 11.5% interest in The Avenue Forsyth	13,066

Consolidated projects under development per balance sheet	$172,582

Residential Lots

As of December 31, 2008, CREC, Temco Associates (“Temco”) and CL Realty, L.L.C. (“CL Realty”) owned the following parcels of land which are being developed or planned to be developed into residential communities (see Note 5 of Notes to Consolidated Financial Statements). Information in the table represents total amounts for the development as a whole, not the Company’s share. Dollars are stated in thousands.

		Estimated	Estimated	Developed	Lots Sold	Total	Remaining
	Year	Project Life	Total Lots to	Lots in	Year to	Lots	Lots to be	Cost
Description	Commenced	(In Years)	be Developed(1)	Inventory	Date	Sold	Sold	Basis(2)

CREC (Consolidated)
The Lakes at Cedar Grove(3)	2001	10	906	73	—	702	204	$5,277
Fulton County
Suburban Atlanta, GA
Callaway Gardens (50% owned)(4)	2006	8	559	107	10	12	547	13,709
Harris County
Pine Mountain, GA
Blalock Lakes	2006	9	141	94	1	16	125	36,317
Coweta County
Newnan, GA
Longleaf at Callaway(5)	2002	7	138	14	2	124	14	436
Harris County
Pine Mountain, GA
River’s Call	1999	11	107	13	1	94	13	554
East Cobb County
Suburban Atlanta, GA
Tillman Hall	2008	3	29	29	—	—	29	2,904
Gwinnett County
Suburban Atlanta, GA

Total consolidated			1,880	330	14	948	932	59,197

Temco (50% owned)(6)
Bentwater	1998	11	1,676	5	—	1,671	5	16
Paulding County
Suburban Atlanta, GA
The Georgian (75% owned)	2003	14	1,385	259	1	288	1,097	23,221
Paulding County
Suburban Atlanta, GA
Seven Hills	2003	9	1,077	259	7	634	443	16,292
Paulding County
Suburban Atlanta, GA
Harris Place	2004	6	27	9	—	18	9	649
Paulding County
Suburban Atlanta, GA

Total Temco			4,165	532	8	2,611	1,554	40,178

CL Realty (50% owned)(6)
Long Meadow Farms (37.5% owned)	2003	14	2,106	155	4	603	1,503	19,173
Fort Bend County
Houston, TX
Summer Creek Ranch	2003	13	2,568	187	3	796	1,772	22,948
Tarrant County
Fort Worth, TX
Bar C Ranch	2004	15	1,199	138	1	176	1,023	8,251
Tarrant County
Fort Worth, TX
Summer Lakes	2003	10	1,144	177	31	325	819	7,472
Fort Bend County
Rosenberg, TX
Southern Trails (80% owned)	2005	9	1,069	31	70	320	749	21,172
Brazoria County
Pearland, TX
Village Park	2003	7	560	17	4	339	221	7,024
Collin County
McKinney, TX
Waterford Park	2005	7	493	—	—	—	493	8,416
Fort Bend County
Rosenberg, TX

		Estimated	Estimated	Developed	Lots Sold	Total	Remaining
	Year	Project Life	Total Lots to	Lots in	Year to	Lots	Lots to be	Cost
Description	Commenced	(In Years)	be Developed(1)	Inventory	Date	Sold	Sold	Basis(2)

Stonewall Estates (50% owned)	2005	7	381	84	54	168	213	$6,363
Bexar County
San Antonio, TX
Manatee River Plantation	2003	8	457	109	—	348	109	4,197
Manatee County
Tampa, FL
Stillwater Canyon	2003	8	335	6	—	226	109	2,317
Dallas County
DeSoto, TX
Creekside Oaks	2003	10	301	176	—	125	176	6,132
Manatee County
Bradenton, FL
Blue Valley (25% owned)	2005	7	197	3	—	25	172	33,327
Cherokee & Fulton Counties
Alpharetta, GA
Village Park North	2005	7	189	12	10	67	122	2,448
Collin County
McKinney, TX
Bridle Path Estates	2004	8	87	—	—	—	87	3,290
Hillsborough County
Tampa, FL
West Park	2005	8	85	—	—	21	64	5,264
Cobb County
Suburban Atlanta, GA

Total CL Realty			11,171	1,095	177	3,539	7,632	157,794

Total			17,216	1,957	199	7,098	10,118	$257,169

Company Share of Total			8,161	984	80	3,709	4,452	$126,229

Company Weighted Average Ownership			47%	50%	40%	52%	44%	49%

(1)	This estimate represents the total projected development capacity for a development on both owned land and land expected to be purchased for further development. The numbers shown include lots currently developed or to be developed over time, based on management’s current estimates, and lots sold to date from inception of development.

(2)	Includes cost basis of land tracts as detailed on the Land Held schedule.

(3)	A third party has a participation in this project after certain thresholds are met.

(4)	Callaway Gardens is owned in a joint venture which is consolidated with the Company. The partner is entitled to a share of the profits after the Company’s capital is recovered.

(5)	Longleaf at Callaway lots are sold to a home building venture, of which the Company is a joint venture partner. As a result of this relationship, the Company recognizes profits when houses are built and sold, rather than at the time lots are sold, as is the case with the Company’s other residential developments. As of December 31, 2008, 122 houses have been sold by this venture.

(6)	The Company owns 50% of Temco and CL Realty. See the Note 5 herein for a description of these entities.

Land Held

As of December 31, 2008, the Company owned or controlled the following land holdings either directly or indirectly through venture arrangements. The Company evaluates its land holdings on a regular basis and may develop, ground lease or sell portions of the land holdings if opportunities arise. Information in the table represents total amounts for the developable land area as a whole, not the Company’s share, and for cost basis, reflects the venture’s basis, if applicable. See Note 5 of Notes to Consolidated Financial Statements in Item 8 of this report for further information related to investments in unconsolidated joint ventures.

		Company’s		Developable			Cost
		Ownership		Land Area		Year	Basis
Description and Location	Zoned Use	Interest		(Acres)		Acquired	($000)(1)

CONSOLIDATED
Round Rock Land
Austin, TX	Retail and Commercial	100%		60		2005	$17,115
King Mill Distribution Park
Suburban Atlanta, GA	Industrial	100%		130	(2)	2005	17,018
Jefferson Mill Business Park
Suburban Atlanta, GA	Industrial and Commercial	100%		172	(2)	2006	13,702
Terminus
Atlanta, GA	Mixed Use	100%		4		2005	11,287
615 Peachtree Street
Atlanta, GA	Mixed Use	100%		2		1996	10,164
Blalock Lakes
Suburban Atlanta, GA	Residential	100%		1,205		2008	9,646
Lakeside Ranch Business Park
Dallas, TX	Industrial and Commercial	100	%(3)	48		2006	9,191
505/511/555/557 Peachtree Street
Atlanta, GA	Mixed Use	100%		1		2004	5,988
Land Adjacent to The Avenue Forsyth
Suburban Atlanta, GA	Retail	100%		11		2007	5,027
Research Park V
Austin, TX	Commercial	100%		6		1998	4,890
Lancaster
Dallas, TX	Industrial	100	%(3)	47		2007	4,842
North Point
Suburban Atlanta, GA	Mixed Use	100%		37		1970-1985	3,194
Land Adjacent to The Avenue Carriage Crossing
Suburban Memphis, TN	Retail	100%		2		2004	1,969
Land Adjacent to The Avenue Webb Gin
Suburban Atlanta, GA	Retail	100%		2		2005	946
Wildwood Office Park
Suburban Atlanta, GA	Mixed Use	100%		23		1971-1989	883
The Lakes at Cedar Grove
Suburban Atlanta, GA	Mixed Use	100%		9		2002	—	(4)

TOTAL CONSOLIDATED LAND HELD							$115,862

JOINT VENTURE
TEMCO TRACTS:
Paulding County
Suburban Atlanta, GA	Residential and Mixed Use	50%		5,641		2005	$13,161
Happy Valley
Suburban Atlanta, GA	Residential	50%		228		2003	2,754
Seven Hills
Suburban Atlanta, GA	Residential and Mixed Use	50%		85		2002-2005	—	(4)
CL REALTY TRACTS:
Padre Island
Corpus Christi, TX	Residential and Mixed Use	50%		15		2005	11,545
Summer Creek Ranch
Forth Worth, TX	Residential and Mixed Use	50%		363		2002	—	(4)
Long Meadow Farms
Houston, TX	Residential and Mixed Use	19%		138		2002	—	(4)
Waterford Park
Rosenberg, TX	Commercial	50%		37		2005	—	(4)
Summer Lakes
Rosenberg, TX	Commercial	50%		4		2003	—	(4)
Village Park
McKinney, TX	Residential	50%		2		2003-2005	—	(4)
OTHER JOINT VENTURES:
Land Adjacent to The Avenue Murfreesboro
Suburban Nashville, TN	Retail	50%		8		2006	6,234
Wildwood Office Park
Suburban Atlanta, GA	Office and Commercial	50%		36		1971-1989	21,258
Handy Road Associates, LLC
Suburban Atlanta, GA	Large Lot Residential	50%		1,187		2004	5,367

Total Acres				9,503

(1)	Cost Basis reflects the Company’s basis for consolidated properties and the venture’s basis for joint venture properties.

(2)	A third party has the option to purchase certain tracts aggregating approximately 145 acres through June 30, 2011, under certain circumstances, and is obligated to purchase certain other tracts aggregating approximately 89 acres on or before December 31, 2009.

(3)	This project is owned through a joint venture with a third party who has contributed equity, but the equity ownership and the allocation of the results of operations and/or gain on sale most likely will be disproportionate.

(4)	These residential communities have adjacent land that may be sold to third parties in large tracts for residential, multi-family or commercial development. The basis of these tracts and the lot inventory are included on the Residential Lots schedule.

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

Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted for a vote of the security holders during the fourth quarter of the Registrant’s fiscal year ended December 31, 2008.

Item X.  Executive Officers of the Registrant

The Executive Officers of the Registrant as of the date hereof are as follows:

Name	Age	Office Held

Thomas D. Bell, Jr.	59	Chief Executive Officer and Chairman of the Board of Directors
Daniel M. DuPree	62	Vice Chairman of the Company
R. Dary Stone	55	Vice Chairman of the Company
Lawrence L. Gellerstedt III	52	President and Chief Operating Officer
James A. Fleming	50	Executive Vice President and Chief Financial Officer
Craig B. Jones	57	Executive Vice President and Chief Investment Officer
Steve V. Yenser	48	Executive Vice President and Chief Leasing and Asset Management Officer
John D. Harris, Jr.	49	Senior Vice President, Chief Accounting Officer and Assistant Secretary
Robert M. Jackson	41	Senior Vice President, General Counsel and Corporate Secretary

Family Relationships

There are no family relationships among the Executive Officers or Directors.

Term of Office

The term of office for all officers expires at the annual stockholders’ meeting. The Board retains the power to remove any officer at any time.

Business Experience

Mr. Bell has served as Chief Executive Officer of the Company since January 2002 and as Chairman of the Board since December 2006. He has also served as Chairman of the Executive Committee since June 2000 and Vice Chairman of the Board from June 2000 to December 2006. Mr. Bell was also President of the Company from January 2002 through April 2007, when he relinquished that title. Mr. Bell is also a director of Regal Entertainment Group, AGL Resources, Inc., and the United States Chamber of Commerce and a Trustee of Emory University.

Mr. DuPree rejoined the Company in March 2003 as Vice Chairman of the Company. He was elected President and Chief Operating Officer in April 2007. He relinquished this role in February 2009, and was named Vice Chairman. From September 2002 until February 2003, Mr. DuPree was Chief Executive Officer of Barry Real Estate Companies, a privately held development firm.

Mr. Stone joined the Company in June 1999. Mr. Stone was President and Chief Operating Officer of the Company from February 2001 to January 2002 and was a Director of the Company from 2001 to 2003. Effective January 2002, he relinquished the positions of President and Chief Operating Officer and assumed the position of President — Texas. In February 2003, he became Vice Chairman of the Company.

Mr. Gellerstedt joined the Company in July 2005 as Senior Vice President and President of the Office/Multi-Family Division. With the Company’s change in organizational structure in May 2008, he became Executive Vice President and Chief Development Officer. In February 2009, Mr. Gellerstedt assumed the role of President and Chief Operating Officer. From 2003 to 2005, Mr. Gellerstedt was Chairman and Chief Executive Officer of The Gellerstedt Group. From 2001 to 2003, he was President and Chief Operating Officer of The Integral Group, LLC.

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

Mr. Yenser joined the company in 2002 as Senior Vice President-Leasing, Retail Division. In December 2004, he was promoted to Senior Vice President of the Company and Executive Vice President and Chief Operating Officer of the Retail Division. Effective January 2009, he assumed the position of Executive Vice President and Chief Leasing and Asset Management Officer. Prior to joining Cousins, Mr. Yenser was employed by Chicago-based General Growth Properties from 1986 to 2002, most recently serving as Senior Vice President of Asset Management, Eastern Region.

Mr. Harris joined the Company in February 2005 as Senior Vice President and Chief Accounting Officer and later added the title of Assistant Secretary. From 1994 to 2003, Mr. Harris was employed by JDN Realty Corporation, most recently serving as Senior Vice President, Chief Financial Officer, Secretary, and Treasurer. Beginning in 2004 until February 2005, Mr. Harris was the Vice President and Corporate Controller for Wells Real Estate Funds, Inc.

Mr. Jackson joined the Company in December 2004 as Senior Vice President, General Counsel and Corporate Secretary. From February 1996 to December 2004, he was an associate and then a partner with the Atlanta-based law firm of Troutman Sanders LLP.

PART II

Item 5.  Market for Registrant’s Common Stock and Related Stockholder Matters

Market Information

The high and low sales prices for the Company’s common stock and cash dividends declared per common share were as follows:

	2008 Quarters				2007 Quarters
	First	Second	Third	Fourth	First	Second	Third	Fourth

High	$29.28	$29.00	$28.25	$25.47	$40.75	$35.17	$30.72	$31.62
Low	19.58	22.76	19.62	8.05	32.20	28.19	23.97	20.77
Dividends Declared	0.37	0.37	0.37	0.25	0.37	0.37	0.37	0. 37
Payment Date	2/22/08	5/30/08	8/25/08	12/22/08	2/22/07	5/30/07	8/24/07	12/21/07

Holders

The Company’s common stock trades on the New York Stock Exchange (ticker symbol CUZ). At February 23, 2009, there were 1,037 common stockholders of record.

Purchases of Equity Securities

For information on the Company’s equity compensation plans, see Note 6 of the accompanying consolidated financial statements, which is incorporated herein by reference. The following table contains information about the Company’s purchases of its equity securities during the fourth quarter of 2008:

	Common Stock
	Total Purchases(1)		Purchases Inside Plan
			Total Number of	Maximum Number of
	Total Number		Shares Purchased as	Shares That May Yet
	of Shares	Average Price	Part of Publicly	Be Purchased Under
	Purchased	Paid per Share	Announced Plan(2)	Plan(2)
October 1-31	—	$—	—	4,121,500
November 1-30	—	—	—	4,121,500
December 1-31	21,510	12.63	—	4,121,500

	21,510	$12.63	—	4,121,500

	Preferred Stock
	Total Purchases		Purchases Inside Plan
			Total Number of	Maximum Number of
	Total Number		Shares Purchased as	Shares That May Yet
	of Shares	Average Price	Part of Publicly	Be Purchased Under
	Purchased	Paid per Share	Announced Plan(3)	Plan(3)
October 1-31	—	$—	—	—
November 1-30	1,215,910	13.03	1,215,910	6,784,090
December 1-31	—	—	—	6,784,090

	1,215,910	$13.03	1,215,910	6,784,090

(1)	The purchases of equity securities that occur outside the plan relate to shares remitted by employees as payment for option exercises or income taxes due. Activity for the fourth quarter 2008 related to the remittances of shares for income taxes due for restricted stock grants.

(2)	On May 9, 2006, the Board of Directors of the Company authorized a stock repurchase plan of up to 5,000,000 shares of the Company’s common stock. On November 18, 2008, the expiration of this plan was extended to May 9, 2011. The Company has purchased 878,500 common shares under this plan, and no purchases occurred during the fourth quarter of 2008.

(3)	On November 10, 2008, the stock repurchase plan was also expanded to include authorization to repurchase up to $20 million of Preferred Shares. This program was expanded on November 18, 2008, to include all 4,000,000 shares of both the Company’s Preferred A and B series stock. The Company purchased 1,215,910 preferred shares under this plan in the fourth quarter of 2008.

Performance Graph

The following graph compares the five-year cumulative total return of the Company’s Common Stock with the Morningstar Group Index, S&P Composite, NYSE Market Index and NAREIT Equity Index. The Morningstar Group Index, formerly the Hemscott Group Index, is published by Morningstar, Inc. and is comprised of publicly-held REITs. The graph assumes a $100 investment in each of the indices on December 31, 2003 and the reinvestment of all dividends.

COMPARISON OF CUMULATIVE TOTAL RETURN OF ONE OR MORE
COMPANIES, PEER GROUPS, INDUSTRY INDICES AND/OR BROAD MARKETS

	Year Ended
	12/31/2003	12/31/2004	12/31/2005	12/31/2006	12/31/2007	12/31/2008
Cousins Properties Incorporated	100.00	128.95	127.04	181.62	119.64	80.20

Morningstar Group Index	100.00	132.91	140.72	184.62	139.94	70.93

S&P Composite	100.00	110.88	116.33	134.70	142.10	89.53

NYSE Market Index	100.00	112.92	122.25	143.23	150.88	94.76

NAREIT Equity Index	100.00	131.58	147.58	199.32	168.05	104.65

Item 6.	Selected Financial Data

The following selected financial data sets forth consolidated financial and operating information on a historical basis. This data has been derived from the Company’s consolidated financial statements, and should be read in conjunction with the consolidated financial statements and notes thereto.

	For the Years Ended December 31,
	2008	2007	2006	2005	2004
	($ in thousands, except per share amounts)

Rental property revenues	$147,394	$112,645	$85,032	$72,402	$77,748
Fee income	47,662	36,314	35,465	35,198	29,704
Residential lot, multi-family and outparcel sales	15,437	9,969	40,418	33,166	16,700
Interest and other	4,158	6,429	1,373	2,431	4,660

Total revenues	214,651	165,357	162,288	143,197	128,812

Rental property operating expenses	56,607	46,139	33,955	27,988	26,385
Depreciation and amortization	52,925	39,796	30,824	26,270	29,073
Residential lot, multi-family and outparcel cost of sales	11,106	7,685	32,154	25,809	12,007
Interest expense	33,151	8,816	11,119	9,094	14,623
Loss on extinguishment of debt	—	446	18,207	—	—
Impairment loss	2,100	—	—	—	—
General, administrative and other expenses	64,502	60,632	61,401	57,141	48,877

Total expenses	220,391	163,514	187,660	146,302	130,965

Benefit (provision) for income taxes from operations	8,770	4,423	(4,193)	(7,756)	(2,744)
Minority interest in income of consolidated subsidiaries	(2,378)	(1,656)	(4,130)	(3,037)	(1,417)
Income from unconsolidated joint ventures	9,721	6,096	173,083	40,955	204,493
Gain on sale of investment properties, net of applicable income tax provision	10,799	5,535	3,012	15,733	118,056

Income from continuing operations	21,172	16,241	142,400	42,790	316,235
Discontinued operations	1,375	16,681	90,291	6,951	91,549
Preferred dividends	(14,957)	(15,250)	(15,250)	(15,250)	(8,042)

Net income available to common stockholders	$7,590	$17,672	$217,441	$34,491	$399,742

Net income from continuing operations per common share-basic	$0.12	$0.02	$2.51	$0.55	$6.29

Net income per common share-basic	$0.15	$0.34	$4.29	$0.69	$8.16

Net income from continuing operations per common share-diluted	$0.12	$0.02	$2.42	$0.56	$6.04

Net income per common share-diluted	$0.15	$0.33	$4.14	$0.67	$7.84

Cash dividends declared per common share	$1.36	$1.48	$4.88	$1.48	$8.63

Total assets (at year-end)	$1,693,795	$1,509,611	$1,196,753	$1,188,274	$1,026,992
Notes payable (at year-end)	$942,239	$676,189	$315,149	$467,516	$302,286
Stockholders’ investment (at year-end)	$467,687	$552,503	$625,915	$634,634	$659,750
Common shares outstanding (at year-end)	51,352	51,280	51,748	50,665	50,092

Prior to 2006, the Company recorded reimbursements of salary and benefits of on-site employees pursuant to management agreements with third parties and unconsolidated joint ventures as reductions of general and administrative expenses. In 2006, the Company began recording these reimbursements in Fee Income on the Consolidated Statements of Income and reclassified prior period amounts to conform to the 2006 presentation. As a result, Fee Income and General and Administrative Expenses have increased by $15.1 million in 2005 and $13.2 million in 2004, when compared to amounts reported in the Annual Reports on Form 10-K prior to 2006.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Selected Financial Data and the Consolidated Financial Statements and Notes thereto of this Annual Report on Form 10-K.

Overview of 2008 Performance and Company and Industry Trends.  The overall economic downturn, led by the decline in the housing market, had an unfavorable effect on the Company and the execution of its strategy of developing and managing high-quality real estate in 2008. The continued depressed nature of the housing market adversely affected the Company’s residential land business as well as its multi-family business. The soft economic environment combined with tightening credit markets eroded consumer demand thus causing lower than expected retail sales. As a result, many of the Company’s retail tenants suffered a range of problems from lowering the number of new store openings to store closures and bankruptcies. Demand for new and existing office space declined during 2008 with the weakening fundamentals, which put downward pressure on rental rates. The Company was not as severely impacted by the problems with the credit markets as certain other real estate companies because it had no significant short-term debt maturities. However, the Company’s access to capital has been reduced, at least in the near term, and financing terms have become much less favorable than in previous years.

As a result of the economic environment, the Company commenced no new development projects in 2008. However, development activities continued on projects commenced in prior years, and the Company worked on several projects that it expects to commence in 2009 or when market conditions improve. During the year, the Company opened two retail centers: The Avenue Forsyth, in north metropolitan Atlanta, and Tiffany Springs MarketCenter, in Kansas City, Missouri. In addition, the Company completed construction of Palisades West, a two-building office project in Austin, Texas, and completed construction of 10 Terminus Place, a 137-unit condominium development in the Buckhead district of Atlanta. The Company continued development of Terminus 200, a 565,000 square-foot office building, adjacent to the 10 Terminus Place project, and expects to complete construction of this building in the second half of 2009.

Throughout 2008, the Company continued to seek attractive new development projects in spite of the depressed markets. One of these projects is a potential mixed-use development in Atlanta adjacent to Emory University and the Centers for Disease Control. This project is expected to include retail, condominiums and apartments, with the apartment portion being developed by another company. In addition, the Company is pursuing a retail outlet center in Oklahoma City in a joint venture with an experienced outlet mall developer. While these projects have been delayed due to market conditions, the Company expects to commence them in 2009 or when market conditions improve. The Company does not currently expect any other traditional new development projects to be commenced in 2009.

The Company’s land business continued to decline in 2008. Lot sales steadily fell throughout the year reflecting the overall weakness in the residential markets. Within the Company’s markets, new home sales have slowed and builders hold lot inventories that will more than meet the anticipated demand for the foreseeable future. Until these inventories fall, management does not expect much improvement in the volume of its residential lot sales. The Company has ceased the development of additional lots in most projects and will work to continue to reduce its lot inventory until the markets begin to recover. While management is optimistic about the long term profitability of its land business, it is unable to determine when market conditions will turn more favorable for the Company.

Likewise, the condominium market continues to be unfavorable overall and within the Company’s core markets. During the year, the Company sold substantially all of the remaining residential units at its 50 Biscayne project in Miami, thereby effectively exiting this unfavorable market. However, the Company only closed 13 units in its recently completed 10 Terminus Place project and only 16 of the remaining 124 units are under contract. In addition, the Company has suspended development at its Glenmore Garden Villas project in Charlotte, North Carolina, which has six substantially completed units. The Company intends to commence construction of the remaining units when market conditions warrant. Other than the Emory project noted above, the Company does not expect to commence any new multi-family development projects in 2009.

In spite of the economic conditions, occupancy at the Company’s stabilized office properties remained consistent throughout 2008 while results at its newly developed and redeveloped properties were mixed. As of December 31, 2008, stabilized office properties were 97% leased, a slight improvement over the prior year. This improvement is the result of increases in occupancy at three of the Company’s North Point buildings and to the sale of the vacant 3100 Windy Hill Road building. Occupancy at the Company’s stabilized retail properties decreased in 2008, partially as a result of the bankruptcies of Linens ’n Things and Circuit City.

Leasing at the Company’s newly developed retail projects increased modestly in 2008, but is below the levels the Company has historically experienced for newly developed properties. At December 31, 2008, The Avenue Murfreesboro was 75% leased, The Avenue Forsyth was 56% leased and Tiffany Springs MarketCenter was 73% leased. Management believes that these relatively low leasing percentages are directly attributable to the decline in consumer demand and the retailers’ reaction to this decline. Management believes that these properties remain in favorable locations and believes that occupancy will improve once economic conditions improve. In the near term, management is concerned that retailer bankruptcies and store closings could cause the leasing percentage and occupancy at its centers to decline. Many of the Company’s tenants negotiate co-tenancy clauses into their lease agreements which allow them to reduce their rents or close their stores in the event that a certain number of co-tenants close their stores or if overall occupancy declines below a certain level. Bankruptcies or store closings could cause certain other tenants to reduce their rents or terminate their leases, thereby having an adverse effect on cash flows.

The Company has not executed any office leases at its under-construction Terminus 200 building, which it believes is a result of the economic downturn. While the Company is working on multiple prospects, there is no guarantee that any leases will be executed until market conditions improve. The Company made progress in the lease-up of 191 Peachtree Tower. In 2008, the Company renewed and expanded the Deloitte & Touche lease, which, together with other leases, equaled new or renewing space of 14%, nearly offsetting expiring leases at the building.

The Company’s third party management business improved during 2008. The Company added a net of 1.8 million square feet of properties under management and/or leasing during the year, bringing the aggregate total to 13.8 million square feet.

In addition, management believes that the Company’s capital structure is sound, which is particularly important in this period of tightening credit. Prior to 2008, the Company took steps to improve its capital structure by recasting and extending its credit facility, entering into long term, fixed-rate mortgage loans, and selectively selling assets. As a result, the Company has low near term maturities of debt and has adequate cash on hand and availability under its credit facility to complete all development commitments currently in progress. Management believes that it will meet all financial covenants in its credit agreements for the foreseeable future.

While management believes that opportunities for traditional office and retail development projects will be limited in 2009 and beyond, management expects other, more non-traditional, opportunities for creating stockholder value may emerge as various macroeconomic factors, such as changes in the credit markets, make it difficult for less capitalized developers or owners to commence or sustain development projects. If these opportunities present themselves, management believes the Company is well-positioned to act upon them as a result of its relatively conservative capital structure and availability under its credit facility.

Critical Accounting Policies.  The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, and the Notes to Consolidated Financial Statements include a summary of the significant accounting policies for the Company. A critical accounting policy is one which is both important to the portrayal of a company’s financial condition and results of operations and requires significant judgment or complex estimation processes. The Company is in the business of developing, owning and managing office, retail and industrial real estate properties, developing multi-family residential units, and developing single-family residential communities which are parceled into lots and sold to various home builders. The Company’s critical accounting policies relate to its long-lived assets, including cost capitalization, depreciation and amortization, and impairment of long-lived assets (including investments in unconsolidated joint ventures); revenue recognition, including residential lot sales, land tract sales, multi-family residential unit sales and valuation of receivables; and accounting for investments in non-wholly owned entities.

Long-Lived Assets

Cost Capitalization.  The Company is involved in all stages of real estate development. The Company charges predevelopment costs to expense on a project until it becomes probable (defined as more likely than not) that the project will go forward. After management determines the project is probable, all subsequently incurred predevelopment costs, as well as interest, real estate taxes and certain internal personnel and associated costs directly related to the project under development, are capitalized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 34, “Capitalization of Interest Cost,” and SFAS No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.” If the Company abandons development of a project that had earlier been deemed probable, the Company charges all previously capitalized costs to expense. Therefore, if management changes its assessment of the probability that a project will ultimately be developed, predevelopment expenses could be higher or lower than they otherwise would have been. Furthermore, if management determines that a project that was previously determined to be probable is no longer probable, the Company’s predevelopment expenses could be significantly greater because all capitalized predevelopment costs associated with that project would be charged to expense in the period that this change occurs. The Company had approximately $16.3 million of capitalized predevelopment assets as of December 31, 2008.

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

Depreciation and Amortization.  The Company depreciates or amortizes real estate assets over their estimated useful lives using the straight-line method of depreciation. Management uses its judgment when estimating the life of the real estate assets and when allocating certain indirect project costs to projects under development. Historical data, comparable properties and replacement costs are some of the factors considered in determining useful lives and cost allocations. If management incorrectly estimates the useful lives of the Company’s real estate assets or if cost allocations are not appropriate, then depreciation and amortization may not be reflected properly in the Company’s results of operations.

The Company generally amortizes tenant costs over the lease term. In certain situations, the tenant may not fulfill its commitment under its lease, and the estimated amortization period of those tenant assets could change. In 2008, some of the Company’s retail tenants have experienced bankruptcy or have modified the terms of their lease, which resulted in accelerated amortization of tenant costs, thereby directly affecting the current year’s net income.

Impairment of Long-Lived Assets.  Real estate assets — The Company has real estate assets in varying degrees of development-from raw land to operating properties. Management reviews its real estate assets for impairment indicators, such as a decline in a property’s leasing percentage, a current period operating or cash flow loss combined with a history of losses at the property, a decline in market prices, an adverse change in tenants’ industries or other changes in the market. If management determines that indicators of impairment are present, management reviews the properties it judges affected by these indicators for impairment. With the recent decline in the housing market and the overall economic downturn, management has determined that indicators of impairment are present on several of the Company’s real estate assets. Therefore, the Company evaluated these assets for recoverability. These analyses require significant judgment on the part of management. First, a determination of the intent and ability to hold these assets affects the type of analyses performed. If an asset is considered as “held-for-use,” as described in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the recoverability of the asset is assessed based on the undiscounted cash flows to be generated by the asset. If the undiscounted cash flows are less than the carrying value of the asset, the asset is determined to be impaired, and the impairment loss is measured as the amount by which the carrying amount exceeds its fair value. If an asset is considered to be “held-for-sale,” as described in SFAS No. 144, the asset is carried at the lower of its carrying amount or fair value less cost to sell. The Company performs its real estate valuation assessments based on current market conditions utilizing assumptions which could differ materially from actual results. Unconsolidated joint ventures generally follow the same impairment assessment of their properties as the Company. These assumptions are highly subjective and susceptible to frequent change, and several assumptions are enumerated in the next paragraph.

In analyzing the undiscounted cash flows and fair value of assets with indicators of impairment, management estimates market rental rates it believes it can obtain at certain properties in the future, cash outlays to generate leases, market capitalization rates for residual values and other estimates. For residential developments, management estimates sales prices, costs to complete development, carry costs, competitive projects, and other such items. Given the current state of the economy and market for real estate, the timing of a market turnaround is a significant estimate and one that requires considerable judgment, as well as rental rates that will be in effect in future years. Management reviews similar products in the market in which its assets are held and adjusts its hold period, sales volume, pricing, and other factors as it deems necessary. The cyclical nature of the real estate industry, combined with the current credit market difficulties, availability of high levels of existing inventories in the locations of the Company’s assets, consumer confidence, retailer health, employment levels and additional factors, all enter into management’s judgment as a result of this analysis. In addition, the expected use of the Company’s assets could change over the coming periods as management obtains more information on the market turnaround. In addition, the discount rates utilized to estimate the fair value of assets can vary greatly based on the risk associated with the asset, which normally is affected by the type of project, the stage of its life cycle, and the location of the asset. The fair value of an asset can materially change if the discount rate changes.

The Company recorded an impairment charge of $2.1 million on its completed for-sale, multi-family project 10 Terminus Place in 2008. At the CL Realty venture level, an impairment loss was recognized on one of this venture’s residential developments, the Company’s share of which was $325,000 in 2008. Management does not believe any of its other assets or assets at its joint ventures are impaired at this time, but will continue to monitor the state of the economy and the expected results of its assets.

Investment in joint ventures — Additionally, management performs an impairment analysis of its investments in joint ventures in accordance with Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” (“APB No. 18”). In accordance with APB No. 18, at each reporting period, management reviews its investments in joint ventures for indicators of impairment. If indicators of impairment are present for any of the Company’s investments in joint ventures, APB No. 18 requires management to calculate the fair value of the investment. If the fair value of the investment is less than the carrying value of the investment, management must determine whether the impairment is temporary or other than temporary. If management assesses the impairment as temporary, the Company does not record an impairment charge. If management concludes that the impairment is other than temporary, the Company records an impairment charge. The Company did not record an impairment in any of its investment in joint ventures in 2008, 2007 or 2006.

Consistent with the SFAS No. 144 analysis, management uses considerable judgment in determining whether there are indicators of impairment present and in the assumptions used in calculating the fair value of the investment. Management also uses judgment in making the determination as to whether the impairment is temporary or other than temporary. Staff Accounting Bulletin Topic 5M (“SAB 5M”) provides guidance for management to use in making the determination of whether the impairment is temporary. SAB 5M indicates that companies consider the length of time that the impairment has existed, the financial condition of the joint venture and the ability and intent of the holder to retain the investment long enough for a recovery in market value. Considerable judgment is required by management to make these determinations. If management incorrectly concludes that an impairment is temporary, the Company’s financial statements may not include an impairment charge that would have had an adverse impact on its results of operations. Likewise, if management changes its conclusion that an impairment is temporary, the Company could be required to record a significant impairment charge at that point.

Revenue Recognition

Residential Lot, Multi-family and Land Tract Sales.  In its determination of the gross profit recognized on its residential lot, multi-family and land tract sales, the Company utilizes several estimates. Management calculates gross profit percentages based on estimated sales prices and the estimated costs of the development. Markets for certain products can change over time as the project is selling. Therefore, historical sales prices may not be indicative of the project’s prices over its lifetime and sales may not occur at a consistent rate. Therefore sales price estimates made by management require a high degree of estimation. The housing market is currently in a severe decline, the severity and duration of which cannot be predicted at this point. Past estimates and assumptions did not predict the magnitude of this decline, nor the current state of the credit markets. In addition, management must estimate the costs to complete the development of the residential or multi-family community or the cost of the land tract improvements. If the Company’s estimated lot, unit or land tract sales, timing or costs of development, or any of the underlying assumptions were to be revised or be rendered inaccurate, it could affect the overall profit recognized on these sales.

Valuation of Receivables.  Receivables, including straight-line rent receivables, are reported net of an allowance for doubtful accounts and may be uncollectible in the future. The Company reviews its receivables regularly for potential collection problems in computing the allowance to record against its receivables. This review process requires management to make certain judgments regarding collectibility, notwithstanding the fact that ultimate collections are inherently difficult to predict. A change in the judgments made could result in an adjustment to the allowance for doubtful accounts with a corresponding effect on net income. In addition, the market for the Company’s retail tenants has been very volatile in 2008. The Company anticipates store closings, lease adjustments, bankruptcies and potentially other changes in the lease terms for certain tenants. This future information, which previously has been difficult to predict, can change past judgments regarding collectibility.

Accounting for Non-Wholly Owned Entities

The Company holds ownership interests in a number of ventures with varying structures. Management evaluates all of its partnership interests and other variable interests to determine if the entity is a variable interest entity (“VIE”), as defined in Financial Accounting Standards Board (“FASB”) Interpretation No. 46R (“FIN 46R”). If the venture is a VIE and if management determines that the Company is the primary beneficiary, the Company consolidates the assets, liabilities and results of operations of the VIE. The Company has to reassess its conclusions as to whether the entity is a VIE upon certain occurrences which are deemed reconsideration events under FIN 46R.

For entities that are not determined to be VIEs, management evaluates whether or not the Company has control or significant influence over the joint venture to determine the appropriate consolidation and presentation. Entities under the Company’s control are consolidated and entities over which the Company can exert significant influence, but does not control, are accounted for under the equity method of accounting.

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

If the Company’s judgment as to the existence of a VIE, the primary beneficiary of the VIE, and the extent of influence and control over a non-VIE is incorrect, the presentation of the balance sheet and results of operations could be incorrect. In addition, the conclusion on the accounting for the entity can change as reconsideration events occur. As time passes from the formation of an entity, the expected results of the entity can vary, which could change the allocation to the partners. The type of reconsideration event could adjust the conclusion previously determined for the accounting of the entity. In 2008, the real estate market has suffered declines, and this has resulted in changing economics at certain partnerships. These changes were analyzed and there was no change in prior accounting treatment. Different accounting conclusions could be reached as time passes depending on the timing and extent of a market rebound, and certain ventures not previously consolidated could become consolidated entities.

Discussion of New Accounting Pronouncements.

On January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” for non-financial assets and liabilities. Fair value is defined as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Depending on the nature of the asset or liability, the Company uses various valuation techniques and assumptions when estimating fair value. In accordance with SFAS No. 157, the Company applied the following fair value hierarchy:

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

When determining the fair value measurements for assets and liabilities required or permitted to be recorded at and/or marked to fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability. When possible, the Company looks to active and observable markets to price identical assets or liabilities. When identical assets and liabilities are not traded in active markets, the Company looks to market observable data for similar assets and liabilities. Nevertheless, certain assets and liabilities are not actively traded in observable markets and the Company must use alternative valuation techniques to derive a fair value measurement. The Company applied the provisions of SFAS No. 157 in recording its interest rate swap and disclosing its notes payable at fair value (Level 2; discussed further in Note 3) and in disclosing the fair value of its notes receivable (Level 3; discussed further in Note 9). The adoption of SFAS No. 157 did not have a material impact on the Company’s results of operations or financial condition.

In 2008, the FASB issued SFAS No. 141R, “Business Combinations,” which amended SFAS No. 141, and is effective for business combinations that close after January 1, 2009. The Company anticipates that SFAS No. 141R could materially affect the allocation of components of assets in future acquisitions and will require the expensing of certain closing costs; however, the effect on the Company cannot be currently quantified. The Company consolidates various ventures that are involved in the ownership and/or development of real estate and records the other partner’s interest as a minority interest. In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” which will result in amounts formerly reflected as minority interests to be classified as noncontrolling interests, in addition to different accounting requirements for these interests. The Company adopted SFAS No. 160 on January 1, 2009. During 2008, certain revisions were also made to Emerging Issues Task Force (“EITF”) D-98, “Classification and Measurement of Redeemable Securities,” which clarified that certain minority interests with redemption provisions which are outside the Company’s control, commonly referred to as redeemable minority interests, were within the scope of EITF D-98. Certain venture agreements contain provisions which require the Company to purchase the minority partner’s interest at fair value, upon demand on or after a future date. The Company estimated the maximum redemption value of these interests at December 31, 2008 and disclosed such on the accompanying Consolidated Balance Sheet. Upon adoption of SFAS No. 160, and in conjunction with the requirements of EITF D-98, an adjustment for the fair value of redeemable minority interests will be required. This adjustment will ultimately increase the carrying value of redeemable minority interests to the redemption value with a corresponding charge to equity. Under EITF D-98, the Company will have a choice of either (1) accreting redeemable minority interest to its redemption value over the redemption period or (2) recognizing changes in the redemption value immediately as they occur. The Company anticipates utilizing the second approach and estimates the amount which will be recorded effective January 1, 2009 in equity will be approximately $1.0 million.

Results of Operations For The Three Years Ended December 31, 2008.

General.  The Company’s financial results have been significantly affected by sale transactions and the fees generated by, and start-up operations of, major real estate developments. These types of transactions and developments do not necessarily recur. Accordingly, the Company’s historical financial statements may not be indicative of future operating results.

Rental Property Revenues.  Summary.  Rental property revenues increased approximately $34.7 million (31%) between 2008 and 2007, and $27.6 million (32%) between 2007 and 2006.

Comparison of Year Ended December 31, 2008 to 2007.

Rental property revenues of the office portfolio increased approximately $26.4 million between 2008 and 2007 as a result of the following:

•	Increase of $14.0 million due to the second quarter 2007 opening of Terminus 100;

•	Increase of $4.5 million related to the American Cancer Society Center (the “ACS Center”) where 2008 average economic occupancy increased;

•	Increase of $3.2 million related to 191 Peachtree Tower where 2008 average economic occupancy increased;

•	Increase of $2.5 million related to One Georgia Center, where 2008 average economic occupancy increased;

•	Increase of $820,000 related to the four North Point office properties, where the average economic occupancy increased in 2008; and

•	Increase of $544,000 related to Lakeshore Park Plaza and 600 University Park Place where the 2008 average economic occupancy increased.

Rental property revenues from the retail portfolio increased approximately $8.0 million between 2008 and 2007 as a result of the following:

•	Increase of $1.3 million related to increased average economic occupancy in 2008 at San Jose MarketCenter;

•	Increase of $4.1 million related to The Avenue Forsyth, which opened in April 2008;

•	Increase of $1.6 million related to Tiffany Springs MarketCenter, which opened in July 2008; and

•	Increase of $988,000 related to The Avenue Webb Gin where the 2008 average economic occupancy increased.

Rental property revenues from the industrial portfolio increased approximately $328,000 due to the first quarter 2007 opening of the first building at Lakeside Ranch Business Park.

Comparison of Year Ended December 31, 2007 to 2006.

Rental property revenues of the office portfolio increased approximately $27.1 million between 2007 and 2006 as a result of the following:

•	Increase of $12.8 million related to the third quarter 2006 purchase of the Company’s remaining interest in 191 Peachtree Tower;

•	Increase of $6.1 million related to increases in average economic occupancy in 2008 at the ACS Center, 100 North Point Center East, 200 North Point Center East, 600 University Park Place, and Lakeshore Park Plaza;

•	Increase of $7.0 million due to the second quarter 2007 opening of Terminus 100;

•	Increase of $866,000 related to the second quarter 2007 acquisition of the 221 Peachtree Center Avenue Garage; and

•	Increase of $680,000 related to the third quarter 2006 purchase of Cosmopolitan Center.

Rental property revenues from the retail portfolio decreased approximately $2.1 million between 2007 and 2006 as a result of the following:

•	Decrease of $12.6 million related to the contribution of five retail properties to a venture with an affiliate of Prudential. Upon venture formation in 2006, the Company began accounting for the properties on the equity method;

•	Increase of $5.7 million related to the third quarter 2006 opening of The Avenue Webb Gin;

•	Increase of $3.5 million related to the first quarter 2006 opening of San Jose MarketCenter and increased average economic occupancy; and

•	Increase of $1.2 million related to the lease up of The Avenue Carriage Crossing.

Rental property revenues from the Industrial Division increased approximately $2.0 million due to the third quarter 2006 opening of King Mill Distribution Park Building 3A and the first quarter 2007 opening of the first building at Lakeside Ranch Business Park.

Rental Property Operating Expenses.  Rental property operating expenses increased approximately $10.5 million (23%) from 2008 to 2007 as a result of the following:

•	Increase of $2.6 million related to the opening of Terminus 100;

•	Increase of $1.9 million due to the openings of The Avenue Forsyth and Tiffany Springs MarketCenter;

•	Increase of $2.9 million related to the increased occupancy at 191 Peachtree Tower, the ACS Center and One Georgia Center;

•	Increase of $1.2 million related to the increased occupancy at San Jose MarketCenter and The Avenue Webb Gin;

•	Increase of $636,000 from the 2007 acquisition of the 221 Peachtree Center Avenue Garage and increased occupancy at the four North Point office properties, 600 University Park Place and Lakeshore Park Plaza; and

•	Increase of $820,000 from the Company’s industrial portfolio, which includes several recently developed and opened properties.

Rental property operating expenses increased $12.2 million (36%) between 2007 and 2006 as a result of the following:

•	Increase of $11.6 million related to the aforementioned openings or lease up of The Avenue Carriage Crossing, San Jose MarketCenter, The Avenue Webb Gin, Terminus 100 and the two industrial buildings, plus the purchases of Cosmopolitan Center and the interests in the 191 Peachtree Tower office building;

•	Increase of approximately $3.3 million due to increased leasing at the ACS Center between 2007 and 2006 and to a change in accounting for certain tenant reimbursements at this building;

•	Increase of approximately $356,000 related to the second quarter 2007 acquisition of 221 Peachtree Center Avenue Parking Garage; and

•	Decrease of $3.5 million as a result of the formation of the venture with Prudential.

Fee Income.  Fee income is comprised of management fees, development fees and leasing fees, which the Company performs for joint ventures in which it has an ownership interest and third party property owners. These amounts vary by years, due to the number of contracts with ventures and third party owners and the development and leasing needs at the underlying properties. Amounts are expected to continue to vary in future years based on volume and composition of activities at the underlying properties.

Fee income increased $11.3 million between 2008 and 2007. The increase in fee income between years is primarily the result of the receipt of a $13.5 million development fee in the third quarter of 2008. This fee was earned on a contract the Company assumed in an acquisition of an entity several years ago. Pursuant to the contract, the Company shares in the proceeds over cost from the sale of a building that the prior entity developed in Texas. This building was sold in the third quarter 2008 for cash and a note from the buyer. The fee recognized represents the Company’s share of the cash proceeds. As the buyer makes payments on the note, the Company will share in these payments and anticipates recognizing additional fee income in future periods. Partially offsetting the increase was a decrease of $908,000 in development fees related to amounts the Company paid and was reimbursed on behalf of the Ft. Gillem contract. The Company recognized these fees in 2007 and none in 2008, as this contract was assumed by Weeks Robinson when the Company exited the Industrial development business. Also partially offsetting the increase was a decrease of $1.6 million in leasing fees earned in 2007 due to changes in the level of rollover and activity at the underlying properties for which the Company performs leasing services. Management fees, including expense reimbursements, fluctuate as contracts are gained and lost, and did not change significantly between 2008 and 2007. Fee income did not change significantly between 2007 and 2006.

Multi-Family Residential Sales and Cost of Sales and Impairment Loss.  In 2008, the Company substantially completed construction and closed the sales of 13 units at its 10 Terminus Place multi-family residential project in Atlanta, Georgia. All of these sales were recognized using the completed contract method as outlined in SFAS No. 66. This caused the increase in sales and cost of sales between 2008 and 2007. Given the current state of the multi-family residential market in Atlanta, the Company cannot predict with certainty the timing of closing or pricing for the remaining units at 10 Terminus Place. While management believes that the 10 Terminus Place units are well-positioned from a pricing and quality standpoint, many factors, including the ability of buyers to obtain financing on favorable terms, will affect the remaining unit sales. The Company reviewed 10 Terminus Place in the fourth quarter of 2008, when construction was substantially complete, for impairment indicators. Management determined that impairment indicators were present. This resulted in the Company recording an impairment loss of $2.1 million, which adjusted the cost basis of 10 Terminus Place to fair value.

In 2006, the Company recognized sales and cost of sales at its 905 Juniper condominium project in midtown Atlanta, Georgia. All of the units remaining in that project closed in 2006, which caused the decrease in sales and cost of sales between 2007 and 2006. Revenue and cost of sales were recognized using the percentage of completion method as outlined in SFAS No. 66 for certain units which qualified, while other units were accounted for on the completed contract method.

Residential Lot and Outparcel Sales and Cost of Sales.  Residential lot and outparcel sales decreased $3.0 million (30%) between 2008 and 2007 and decreased $7.3 million (42%) between 2007 and 2006. Residential lot and outparcel cost of sales decreased $4.0 million (52%) between 2008 and 2007 and $4.9 million (39%) between 2007 and 2006, which is due partially to volume of sales and partially to fluctuations in gross profit percentages used to calculate the cost of sales for residential lot sales in certain of the residential developments.

Residential Lot Sales and Cost of Sales — The Company’s residential lot business consists of projects that are consolidated, for which income is recorded in the residential lot and outparcel sales and cost of sales line items, and projects that are owned through joint ventures in which the Company is a 50% partner with Temco and CL Realty, for which income is recorded in the income from unconsolidated joint ventures line item. Lot sales were as follows:

	2008	2007	2006

Consolidated projects	14	50	126
Temco	8	75	477
CL Realty	177	361	973

Total	199	486	1,576

Demand for residential lots is down significantly as a result of general market conditions and as a result of limited demand in the Company’s and its ventures’ principal markets in Texas, Florida and metropolitan Atlanta. Builders, the primary customers for such residential lots, have a general oversupply of inventory in the Company’s markets and are working to reduce inventory levels before they consider buying additional lots. In addition, many home builders are experiencing serious financial difficulties in the current economic environment, and the recent changes in credit availability for home buyers and homebuilders have made it more difficult to obtain financing for purchasers. Management is closely monitoring market developments but is currently unable to predict when markets will improve. Management expects these market conditions to continue to negatively impact residential lot sales and have an adverse impact on the Company’s results of operations until such time as the residential lot markets improve. Therefore, consistent with current market trends, the Company anticipates residential lot sales for 2009 and potentially beyond, like those for 2008, will be lower than those the Company experienced in 2006 and 2007, both at consolidated projects and at Temco and CL Realty.

Despite the economic downturn in the residential lot business, the Company recorded no impairment charges in its consolidated projects in 2008. On a quarterly basis, the Company analyzes its consolidated land and lot holdings in accordance with SFAS No. 144 by reviewing these assets for indicators of impairment. If there are indicators of impairment, the Company analyzes the projected undiscounted cash flows to be generated by assets as it considers substantially all of these assets to be “held for use” under SFAS No. 144. The Company also analyzes its investment in CL Realty and Temco in accordance with APB No. 18 to determine whether an impairment exists and, if so, whether such impairment is deemed to be temporary or other-than-temporary. In addition, the Company is exposed to its share of any impairment charge on any individual asset at CL Realty and Temco. An impairment was recognized at a residential project in CL Realty in 2008, the effect of which was $325,000 for the Company. Given the continuing uncertainty in the residential market, there can be no guarantee that the Company will not record an impairment charge pursuant to SFAS No. 144 or APB No. 18 in the future.

Outparcel Sales and Cost of Sales — Outparcel sales increased $1.9 million between 2008 and 2007 and decreased $3.8 million between 2007 and 2006. Outparcel cost of sales increased $475,000 between 2008 and 2007 and decreased $3.1 million between 2007 and 2006. There were three outparcel sales in 2008, two in 2007 and four in 2006.

Interest and Other Income — Interest and other decreased $2.3 million between 2008 and 2007 due to a decrease in termination fees of $4.8 million. This decrease was partially offset by an increase in interest income of $1.5 million due to an increase in notes receivable outstanding and an increase in other income of approximately $1.0 million mainly due to the sale of certain miscellaneous assets. Interest and other increased $5.1 million between 2007 and 2006, due to an increase in termination fees of $4.6 million between those periods.

General and Administrative Expenses, including Reimbursed.  General and administrative expenses increased $643,000 (1%) between 2008 and 2007 as a result of the following:

•	Decrease of $888,000 in reimbursed general and administrative expenses due to a slight decrease on average of third party and joint venture management contracts during 2008 compared to 2007;

•	Decrease of $4.0 million for stock based compensation expense, due mainly to decreases in the fair value of the Company’s restricted stock unit awards, where expense is tied to stock price, which decreased between December 31, 2007 and 2008, and to the fact there was not a stock option grant in 2008;

•	Decrease of $2.5 million in bonus expense in 2008 compared to 2007, due to lower per-employee bonuses and fewer employees;

•	Decrease of $626,000 in rent expense and moving costs, as the Company relocated its headquarters to a Company owned building in April 2007;

•	Decrease of $4.1 million in capitalized salaries to development projects because the Company had fewer development projects underway in 2008 than it had in 2007;

•	Increase in charitable contributions of $1.0 million in 2008 compared to 2007 as a result of the Company making a $1.0 million payment to fund its corporate foundation in 2008; and

•	Increase of $3.4 million in employee commissions due to the development fee recognized in 2008, as described in the fee income section above. The arrangement, which was in place at the time the Company acquired the predecessor company that was entitled to the development fee, called for a commission to an employee of 25% of any revenues earned.

General and administrative expenses decreased $782,000 (1%) between 2007 and 2006 as a result of the following:

•	Decrease of $2.2 million in stock-based compensation expense, due mainly to the fair value of restricted stock units decreasing, as the Company’s stock price declined between December 31, 2006 and 2007 and the value recorded is tied to stock price;

•	Increase of $1.1 million in reimbursed general and administrative expenses, which is mainly comprised of salaries and benefits, due to an increase in the average balance of management contracts for third party properties between 2007 and 2006;

•	Increase of $300,000 in salaries, bonus and benefits for non-reimbursed employees due to a general salary increase between years;

•	Decrease of $867,000 in rent expense. In 2007, the Company relocated its corporate headquarters to 191 Peachtree Tower, which is 100% owned by the Company; and

•	Increase of approximately $886,000 in professional fees, a large portion of which related to an increase in legal fees. The increased legal fees were related to additional work performed in order to comply with new SEC rules and regulations related to the proxy filing and an increase in legal fees related to potential venture formations and other projects.

Depreciation and Amortization.  Depreciation and amortization increased $13.1 million (33%) between 2008 and 2007 and $9.0 million (29%) between 2007 and 2006. The 2008 increase was due to the following:

•	Increase of $5.6 million related to the opening of Terminus 100;

•	Increase of $4.2 million from the openings of The Avenue Forsyth and Tiffany Springs MarketCenter;

•	Increase of $965,000 from the openings of several industrial properties-Lakeside Ranch Business Park, King Mill Distribution Park-Building 3B, and Jefferson Mill Business Park Building A;

•	Increase of $1.3 million from increased amortization of tenant improvements due to the increased occupancy at the ACS Center, One Georgia Center, San Jose MarketCenter, and The Avenue Webb Gin; and

•	Increase of $701,000 at the Avenue Carriage Crossing due to the write off of assets related to vacated tenants.

The 2007 increase was due to the following:

•	Increase of approximately $13.0 million from the openings of San Jose MarketCenter, The Avenue Webb Gin, the two industrial properties, and Terminus 100, and the acquisitions of Cosmopolitan Center and the ownership interests in 191 Peachtree Tower; and

•	Decrease of approximately $4.0 million from the formation of the venture with Prudential.

Interest Expense.  Interest expense increased $24.3 million between 2008 and 2007, due to the following:

•	Increase of approximately $19.3 million related to mortgage notes payable executed during 2007 for Terminus 100, the ACS Center and San Jose MarketCenter;

•	Decrease of approximately $3.8 million related to the Company’s credit and other facilities due to lower average amounts drawn between 2008 and 2007; and

•	Decrease in capitalized interest of $8.5 million between 2008 and 2007 associated with the completion of several properties in development or lease-up including Terminus 100, The Avenue Webb Gin, The Avenue Forsyth, Tiffany Springs MarketCenter, The Avenue Murfreesboro, and the 50 Biscayne and 10 Terminus Place multi-family projects, and the suspension of construction on certain residential projects that are wholly-owned or owned in joint ventures.

Interest expense decreased $2.3 million (21%) between 2007 and 2006, due to the following:

•	Increase of $4.4 million due to higher average borrowings on the Company’s credit and term facilities;

•	Increase of $5.8 million in connection with the ACS Center, Terminus 100, and San Jose MarketCenter mortgage notes executed in 2007;

•	Decrease of $7.4 million related to the repayment of the mortgage note related to the sale of Bank of America Plaza in 2006;

•	Decrease of $1.5 million related to the mortgage assumption for The Avenue East Cobb contribution to the venture with Prudential; and

•	Increase of $2.8 million in capitalized interest due to higher weighted average expenditures on development projects.

Loss on Extinguishment of Debt.  In 2007, the Company charged $446,000 to expense for unamortized loan closing costs related to the termination of its construction facility and a portion of costs related to the amendment of its credit facility.

Loss on extinguishment of debt of $18.2 million in 2006 was comprised of defeasance charges related to the repayment of one note and a mark to market charge on the contribution of another note to a joint venture. CSC Associates, L.P. (“CSC”), of which the Company owns a 50% interest, sold Bank of America Plaza in the third quarter of 2006. This building was encumbered by a mortgage note payable, the proceeds of which had been loaned to the Company and, in turn, the Company was obligated in full on the debt. The Company repaid the debt upon sale of Bank of America Plaza and incurred a loss related to a defeasance fee paid to terminate the note and to write off of the unamortized closing costs totaling approximately $15.4 million. The Company also incurred a loss on extinguishment of debt of approximately $2.8 million related to the assumption of The Avenue East Cobb mortgage note payable by the venture formed with Prudential.

Other Expense.  Other expense increased $3.2 million between 2008 and 2007 and did not change significantly between 2007 and 2006. The 2008 increase was mainly due to an increase in predevelopment expenses as the Company charged costs related to certain predevelopment projects to expense, which it determined were no longer probable of being developed.

Benefit (Provision) for Income Taxes from Operations.  Benefit for income taxes from operations increased approximately $4.3 million between 2008 and 2007, and the provision for 2006 changed by $8.6 million to a benefit of $4.4 million in 2007. The benefits in 2008 and 2007 were due to pre-tax losses incurred at CREC, mainly from increases in interest expense at the taxable subsidiaries and reduced lot and tract sales. For 2008, these losses were partially offset by increases in joint venture income from CL Realty, Temco and TRG Columbus Development Venture, Ltd. (“TRG”), the venture that owns 50 Biscayne, compared to 2007, and to the $13.5 million development fee discussed in the Fee Income section. The 2007 change was a result of a decrease in taxable income from the three joint ventures when compared to 2006.

Income from Unconsolidated Joint Ventures.  (All amounts reflect the Company’s share of joint venture income.) Income from unconsolidated joint ventures increased $3.6 million between 2008 and 2007 and decreased $167.0 million between 2007 and 2006. A detailed discussion by venture follows:

•	Income from TRG increased $2.1 million between 2008 and 2007 and decreased $10.5 million between 2007 and 2006. TRG recognized the majority of the revenue on condominium sales using the percentage of completion method. Most of the revenue related to the project was recognized in 2006, as a substantial portion of the construction activities took place in that year. In 2007, TRG recorded adjustments to decrease revenue for units that management estimated would not close, and income from TRG decreased as a result. In 2008, substantially all of the condominium units closed and TRG recognized additional income related to these closings.

•	Income from CL Realty increased approximately $1.9 million between 2008 and 2007 due to an increase in tract sales, an increase in forfeitures from escrow deposits and income recognized related to oil and gas lease payments. Income from lot sales decreased between the years, partially offsetting the 2008 increase. See the discussion in the Residential Lot and Outparcel Sales and Cost of Sales section above regarding the residential development business. Between 2007 and 2006, income decreased approximately $5.5 million due to a decrease in the number of lots sold.

•	Income from CP Venture Two LLC decreased approximately $1.4 million between 2008 and 2007 primarily due to an increase in allowance for doubtful accounts and amortization of assets related to terminated retail tenants. Income between 2007 and 2006 did not significantly fluctuate.

•	Income from CSC decreased approximately $142.1 million in 2007 compared to 2006 due to the sale of Bank of America Plaza, the single asset of this venture, in September 2006. The Company recognized a gain of approximately $133.0 million from this sale in the third quarter of 2006.

•	Income from Temco did not change significantly between 2008 and 2007, although income from lot sales decreased, while land tract sales rose. See the discussion in the Residential Lot and Outparcel Sales and Cost of Sales section above regarding the residential development business. Income decreased approximately $7.2 million between 2007 and 2006, due to the sale of 855 acres of land at the venture’s Seven Hills project in 2006, which generated a gain of $3.2 million, and to a decrease in the number of lots sold from 477 in 2006 to 75 in 2007.

Gain on Sale of Investment Properties.  Gain on sale of investment properties, net of applicable income tax provision, was $10.8 million, $5.5 million and $3.0 million in 2008, 2007 and 2006, respectively.

The 2008 gain included the following:

•	Sale of undeveloped land from the Company’s North Point land holdings — $3.7 million;

•	Sale of undeveloped land adjacent to The Avenue Forsyth project — $3.9 million;

•	Sale of certain of the Company’s non-real estate assets — $960,000;

•	Sale of undeveloped land from the Jefferson Mill project land holdings — $748,000;

•	Condemnation of land at Cosmopolitan Center — $618,000;

•	Sale of Company aircraft — $415,000;

•	The recurring amortization of deferred gain from CPV Venture, LLC (“CPV”) (See Note 4 of Notes to the Consolidated Financial Statements.) — $220,000; and

•	Land tract sale at the Cedar Grove residential development — $161,000.

The 2007 gain included the following:

•	Sale of undeveloped land near the Company’s Avenue Carriage Crossing project — $4.4 million;

•	Sale of undeveloped land in the Company’s Jefferson Mill project — $600,000; and

•	Recognition of a portion of the deferred gain at CPV, related to the sale of Mansell Crossing, plus recurring amortization of deferred gain — $500,000.

The 2006 gain included the following:

•	Sale of undeveloped land at The Lakes of Cedar Grove residential development — $200,000;

•	Sale of undeveloped land at the North Point/Westside mixed use project — $2.3 million; and

•	Recurring amortization of deferred gain from CPV — $500,000.

Discontinued Operations.  SFAS No. 144 requires that certain office buildings and retail centers that were sold or plan to be sold be treated as discontinued operations and that the results of their operations and any gains on sales from these properties be shown as a separate component of income in the Consolidated Statements of Income for all periods presented. The differences between the 2008, 2007 and 2006 amounts are due to the number and type of properties included as discontinued operations in each year. The properties that qualified as discontinued operations were as follows:

2008

•	3100 Windy Hill Road

2007

•	3301 Windy Ridge Parkway

•	North Point Ground Leases — 5 parcels

2006

•	Frost Bank Tower

•	The Avenue of the Peninsula

•	North Point Ground Leases — 7 parcels

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

FFO is used by industry analysts and investors as a supplemental measure of an equity REIT’s operating performance. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, many industry investors and analysts have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. Thus, NAREIT created FFO as a supplemental measure of REIT operating performance that excludes historical cost depreciation, among other items, from GAAP net income. The use of FFO, combined with the required primary GAAP presentations, has been fundamentally beneficial, improving the understanding of operating results of REITs among the investing public and making comparisons of REIT operating results more meaningful. Company management evaluates operating performance in part based on FFO. Additionally, the Company uses FFO and FFO per share, along with other measures, to assess performance in connection with evaluating and granting incentive compensation to its officers and key employees. The reconciliation of net income available to common stockholders to funds from operations, both NAREIT-defined and as adjusted, is as follows for the years ended December 31, 2008, 2007 and 2006 (in thousands):

	Years Ended December 31,
	2008	2007	2006

Net Income Available to Common Stockholders	$7,590	$17,672	$217,441
Depreciation and amortization:
Consolidated properties	52,925	39,796	30,824
Discontinued properties	486	846	12,866
Share of unconsolidated joint ventures	6,495	4,576	8,831
Depreciation of furniture, fixtures and equipment and amortization of specifically identifiable intangible assets:
Consolidated properties	(3,724)	(2,768)	(2,911)
Discontinued properties	(19)	(25)	—
Share of unconsolidated joint ventures	(79)	(5)	(12)
Gain on sale of investment properties, net of applicable income tax provision:
Consolidated properties	(10,799)	(5,535)	(3,012)
Discontinued properties	(2,472)	(18,095)	(86,495)
Share of unconsolidated joint ventures	—	(1,186)	(135,618)
Gain on sale of undepreciated investment properties	10,611	13,161	14,348

Funds From Operations Available to Common Stockholders	61,014	48,437	56,262
Certain losses on extinguishment of debt	—	—	18,207

Funds From Operations Available to Common Stockholders, Excluding Certain Losses on Extinguishment of Debt	$61,014	$48,437	$74,469

Weighted Average Shares	51,202	51,705	50,655

Diluted Weighted Average Shares	51,621	52,932	52,513

Liquidity and Capital Resources.

General.

The Company’s financing strategy is to fund its development activities with proceeds from bank credit facilities, construction and permanent loans secured by its properties, sales of mature assets, contribution of assets to joint ventures, and the issuance of preferred stock. The tightening of the credit markets, combined with the overall economic downturn in 2008 has made obtaining all forms of these sources of capital more difficult. Management believes that these adverse capital-raising conditions will continue in 2009 and is not able to predict when the market will become more favorable from a capital raising standpoint. The Company has low debt maturities within the next year and is, therefore, not dependent upon the capital markets to refinance maturing obligations in the near future. The conditions that have led to the tightening credit markets have also led to a decline in new development opportunities for the Company. Therefore, while the sources of funds have become limited, the Company’s capital needs have also decreased. In 2008, the Company commenced no new development projects, and as a result, funds used for development-related activities, including contributions to joint ventures, decreased from $353.3 million in 2007 to $235.9 million in 2008. With limited development activity anticipated in 2009, management believes that the Company will be able to fund commitments on its remaining development projects with cash on hand and with available capacity under its credit facility.

Contractual Obligations and Commitments.

At December 31, 2008, the Company was subject to the following contractual obligations and commitments ($ in thousands):

		Less than			After
	Total	1 Year	1-3 Years	3-5 Years	5 years

Contractual Obligations:
Company long-term debt:
Unsecured notes payable and construction loans	$418,644	$4,933	$313,711	$100,000	$—
Mortgage notes payable	523,595	2,267	147,380	226,094	147,854
Interest commitments under notes payable(1)	178,715	41,395	71,428	32,359	33,533
Operating leases (ground leases)	15,161	94	196	206	14,665
Operating leases (offices)	10,689	2,143	7,820	726	—

Total Contractual Obligations	$1,146,804	$50,832	$540,535	$359,385	$196,052

Commitments:
Letters of credit	$4,200	$4,200	$—	$—	$—
Performance bonds	5,490	4,627	863	—	—
Estimated development commitments	114,631	71,477	39,634	3,520	—
Unfunded tenant improvements	3,065	3,065	—	—	—

Total Commitments	$127,386	$83,369	$40,497	$3,520	$—

(1)	Interest on variable rate obligations is based on rates effective as of December 31, 2008, including the effect of interest rate swaps.

Indebtedness

As of December 31, 2008, the Company had $311.0 million drawn on its $500 million Credit Facility. The amount available under the Credit Facility is reduced by outstanding letters of credit, which were approximately $4.2 million at December 31, 2008. The Company’s interest rate on the Credit Facility is variable based on LIBOR plus a spread based on certain of the Company’s ratios and other factors, and is due periodically as defined by the Credit Facility. As of December 31, 2008, the spread over LIBOR for the Credit Facility was 0.95%.

In June 2008, the Company repaid its 6.78% mortgage note secured by Lakeshore Park Plaza. In July 2008, the Company executed a new, non-recourse mortgage loan for $18.4 million secured by the Lakeshore Park Plaza property. This loan matures August 1, 2012 and bears interest at 5.89%.

In 2007, the Company entered into an interest rate swap agreement with a notional amount of $100 million in order to manage its interest rate risk under the Term Facility. This swap was designated as a cash flow hedge and effectively fixes the underlying LIBOR rate of the Term Facility at 5.01% through August 2012. The interest rate on the Term Facility is equal to LIBOR plus a spread, as defined by the term loan agreement. At December 31, 2008, the spread over LIBOR was 0.90%. The fair value of the interest rate swap agreement at December 31, 2008 was a liability of approximately $11.8 million, which increased $7.5 million since December 31, 2007 and is recorded in accounts payable and accrued liabilities and accumulated other comprehensive loss (“OCL”) on the Consolidated Balance Sheets.

Also, in 2008, the Company entered into two interest rate swap agreements with notional amounts of $75 million each in order to manage interest rate risk associated with floating-rate, LIBOR-based borrowings. These swaps were designated as cash flow hedges and effectively fix a portion of the underlying LIBOR rate on Company borrowings — one at 2.995% and the other at 2.69% — through October 2010. The fair values of these interest rate swap agreements at December 31, 2008 were liabilities of approximately $2.6 million and $2.2 million, respectively, which are recorded in accounts payable and accrued liabilities and OCL on the Consolidated Balance Sheet.

From time to time, the Company enters into interest rate swaps to effectively manage its interest rate risk on certain variable debt instruments. Payments made or received under the interest rate swap agreements are recorded in interest expense on the Consolidated Statements of Income. The Company has not been utilizing the “shortcut method” of accounting for these instruments and follows the hypothetical derivative method as outlined in the Derivative Implementation Group’s No. G7, “Cash Flow Hedges: Measuring the Ineffectiveness of a Cash Flow Hedge under Paragraph 30(b) when the Shortcut Method is not Applied.” Except for any portion of the swaps considered to be ineffective, the Company recognizes the change in value of the interest rate swaps in OCL, which is included in the equity section of the Consolidated Balance Sheets. Ineffectiveness is analyzed on a quarterly basis and would be recorded in interest expense in the Consolidated Statements of Income. In 2008 and 2007, there was no ineffectiveness under any of the Company’s interest rate swaps.

The real estate and other assets of the ACS Center are restricted under the ACS Center loan agreement in that they are not available to settle debts of the Company. However, provided that the ACS Center loan has not incurred any uncured event of default, as defined in the loan agreement, the cash flows from the ACS Center, after payments of debt service, operating expenses and reserves, are available for distribution to the Company. In addition, under the terms of the San Jose MarketCenter mortgage note payable, the wholly-owned subsidiary which owns that center cannot guarantee the debt of any other entity, including the Company.

Future Capital Requirements

Over the long term, management expects the economy and credit markets to recover to the point that the Company will be able to actively manage its portfolio of income-producing properties and strategically sell assets to capture value for stockholders and to recycle capital for future development activities. The Company expects to continue to utilize indebtedness to fund future commitments and expects to place long-term permanent mortgages on selected assets as well as utilize construction facilities for other development assets. The Company may enter into additional joint venture arrangements to help fund future developments and may enter into additional structured transactions with third parties. Management will continue to evaluate all public equity sources, including the issuance of common and preferred stock and select the most appropriate options as capital is required. The Company anticipates filing a shelf registration statement in the near term to register securities available for issuance.

The Company’s business model is highly dependent upon raising capital to meet development obligations. If one or more sources of capital are not available when required, the Company may be forced to raise capital on potentially unfavorable terms or not pursue development projects that may otherwise be profitable, either of which could have an adverse effect on the Company’s financial position or results of operations.

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

As of December 31, 2008, the weighted average interest rate on the Company’s consolidated debt was 4.62%, and the Company’s consolidated debt to total market capitalization ratio was 54.29%.

Cash Flows from Operating Activities.  Cash flows provided by operating activities increased $26.9 million between 2008 and 2007. This increase is a result of higher cash flows from operating properties offset by an increase in interest paid. Additionally, operating distributions from unconsolidated joint ventures increased primarily as a result of distributions from TRG. Cash flows from operations for 2008 were also positively impacted by the receipt of $8.1 million in income tax refunds. In addition, the change in accounts payable and accrued liabilities was $5.0 million higher in 2008, because the Company elected to pay certain bonuses earned in 2008 in early 2009, which was a change in timing relative to prior years. Offsetting this was a $2.2 million decrease related to a reduction in prepaid rents received at the end of 2008 compared to 2007 and to a decrease in accounts payable due to timing of vendor payments, which caused the overall decline in change in accounts payable and accrued liabilities.

Cash flows provided by operating activities decreased $212.6 million between 2007 and 2006. The primary reason for the decrease was lower cash flows from certain properties which were sold or contributed to ventures in 2006. These decreases were partially offset by cash flows from the 2006 acquisition of 191 Peachtree Tower and the 2007 sale of land adjacent to The Avenue Carriage Crossing. In addition, the Company realized lower cash flows from sales of consolidated multi-family and residential projects as a result of the completion of the 905 Juniper project in 2006. The Company began construction of another multi-family project in the second quarter of 2007, 10 Terminus Place, thereby increasing multi-family development and acquisition expenditures.

Cash Flows from Investing Activities.  Net cash used in investing activities decreased $120.1 million between 2008 and 2007. The primary reason for the decrease was a $124.8 million decrease in property acquisition and development expenditures due to a reduced level of development and construction activities. In addition, the Company expended $11.3 million less on other assets, mainly due to a decline in predevelopment activity. The Company also received $13.6 million fewer proceeds from property transactions in 2008 compared to 2007, which also contributed to the decrease in investing cash. The Company paid $10.2 million more towards investments in joint ventures during 2008, primarily related to the funding of construction of the Palisades West joint venture, which partially offset the decrease.

Cash flows from investing activities decreased $431.9 million between 2007 and 2006. Proceeds from investment property sales were higher in 2006 due to the sale of Frost Bank Tower, and proceeds from venture formation were higher due to the venture formed with Prudential in June 2006. Property acquisition and development expenditures were lower in the 2007 period primarily due to the 2006 purchases of Cosmopolitan Center for $12.5 million and the Company’s remaining interest in 191 Peachtree Tower for $153.2 million. Also, distributions from unconsolidated joint ventures in excess of income decreased approximately $72.3 million mainly due to 2006 distributions from CSC related to proceeds from the sale of Bank of America Plaza.

Cash Flows from Financing Activities.  Cash flows from financing activities decreased $88.2 million from 2008 to 2007. Proceeds from notes payable decreased $407.4 million primarily due to the 2007 closings of the $136.0 million mortgage loan collateralized by the ACS Center, the $180.0 million Terminus 100 mortgage note, and the $83.3 million San Jose mortgage loan. In 2008, the Company obtained new financing on its Lakeshore Park Plaza note for approximately $18.4 million. Repayments of other notes payable decreased by $13.7 million primarily due to the repayment of the previous Lakeshore Park Plaza mortgage note in 2008 for $8.7 million versus the repayment of $22.4 million in 2007 related to the refinancing of its non-recourse mortgage note payable secured by the 100 and 200 North Point Center office buildings. Additionally, cash flows from financing activities decreased due to the repurchase of $15.8 million in preferred stock in 2008, with no preferred stock repurchases in 2007. This decrease is partially offset by an increase in net borrowings of $298.7 million on the Company’s Credit Facility to fund development projects and the Company’s cash reserves. Further offsetting this decrease was a decrease in common stock repurchases. The Company repurchased $21.9 million in common stock in 2007, with no purchases in 2008.

Cash flows from financing activities increased $648.5 million between 2007 and 2006. Borrowings increased in 2007 primarily from the closings of the above-mentioned mortgage notes. In addition, repayments in 2007 decreased due to the repayment of the note payable related to CSC in 2006. This increase was partially offset by the increase in repayments under the Company’s Credit Facilities due to increased proceeds from the closings of the loans discussed above. Partially offsetting the increase was the repurchase of $21.9 million in 2007 of common stock pursuant to the program approved by the Board of Directors in May 2006, compared to no repurchases in 2006.

Dividends.  The Company paid common and preferred dividends of $85.1 million and $92.0 million in 2008 and 2007, respectively, which it funded with cash provided by operating activities, proceeds from investment property sales and/or venture formation, distributions from unconsolidated entities and proceeds from indebtedness. During 2006, the Company paid common and preferred dividends of $266.2 million which it funded with cash provided by operating activities, distributions from joint ventures, investment property sales and proceeds from venture formation. For the foreseeable future, the Company intends to fund its quarterly distributions to common and preferred stockholders with cash provided by operating activities, proceeds from investment property sales, distributions from unconsolidated joint ventures, and indebtedness, if necessary.

The Company reviews, on a quarterly basis, the amount of the common dividend in light of current and projected future cash flows from the sources noted above, as well as requirements to maintain its REIT status. In addition, the Company has certain covenants under its Credit Facility which could limit the amount of dividends paid. In general, dividends of any amount can be paid as long as leverage, as defined in the facility, is less than 60% and the Company is not in default under its facility. Certain conditions also apply in which the Company can still pay dividends if leverage is above that amount. The Company routinely monitors the status of its dividend payments in light of the Credit Facility covenants.

Effects of Inflation.

The Company attempts to minimize the effects of inflation on income from operating properties by providing periodic fixed-rent increases or increases based on the Consumer Price Index and/or pass-through of certain operating expenses of properties to tenants or, in certain circumstances, rents tied to tenants’ sales.

Other Matters.

The events of September 11, 2001 adversely affected the pricing and availability of property insurance. In particular, premiums increased and terrorism insurance coverage became harder to obtain. The availability of coverage has improved and, at this time, management believes that the Company and its unconsolidated joint ventures are adequately insured on all of their assets. While the Company’s cost of property insurance coverage has increased, management believes the costs are currently reasonable and should not have a material impact on the Company’s financial condition or results of operations in 2009. There can be no assurance that this situation will continue beyond 2009.

Off Balance Sheet Arrangements.

The Company has a number of off balance sheet joint ventures with varying structures, as described in Note 5 in the accompanying financial statements. At December 31, 2008, the Company’s unconsolidated joint ventures had aggregate outstanding indebtedness to third parties of approximately $442.0 million of which the Company’s share was $196.9 million. These loans are generally mortgage or construction loans most of which are non-recourse to the Company. In certain instances, the Company provides “non-recourse carve-out guarantees” on these non-recourse loans. The unconsolidated joint ventures also had performance bonds which the Company guarantees totaling approximately $2.3 million at December 31, 2008.

CF Murfreesboro Associates (“CF Murfreesboro”), one of the ventures in which the Company has an interest, constructed and owns a retail center. CF Murfreesboro has a $131 million construction loan that matures on July 20,

2010, of which the venture has drawn approximately $109.9 million. The retail center under construction serves as primary collateral against the loan. The Company anticipates placing a mortgage note payable on this property upon maturity of the construction loan. However, the current credit markets are constrained and management cannot anticipate whether and on what basis the level of property financing will be available in 2010. In addition, the Company has a 20% repayment guarantee ($26.2 million) that reduces to 12.5% ($16.4 million) if certain leasing and financial performance criteria are met. The criteria have not been met as of December 31, 2008. At December 31, 2008, the Company had a liability of $262,000 recorded related to this guarantee.

Another venture in which the Company has an interest, Terminus 200 LLC (“T200”), is developing and intends to operate an office building, along with ancillary retail and commercial space, in the Terminus project in Atlanta, Georgia. In 2007, T200 entered into a Building Loan Agreement with Wells Fargo Bank, N.A, as administrative agent for a group of other banks. The loan, with a maximum borrowing amount of $138 million, will mature in 2011 with interest at LIBOR plus 1.65%, and will fund the construction of T200. The repayment of the loan, plus interest and expenses, is guaranteed equally by the two partners in the venture, limited to a principal amount of $17.25 million each. At December 31, 2008, the Company had a liability $173,000 recorded related to this guarantee. The Company also has a completion guarantee under the loan, for which the liability was estimated to be nominal. In addition, the Company is required to fund construction costs of T200 for amounts over certain limits, which it has determined is not probable, and the fair value of this guarantee is nominal.

A third venture in which the Company has an interest, Glenmore Garden Villas, LLC (“Glenmore”), was also formed in 2007 to develop a townhome project in Charlotte, North Carolina. Glenmore entered into two notes with a maximum available of $13.5 million. Each of the two partners in Glenmore guarantee 50% of the payment of principal and interest on the loans described above, which totals a maximum liability to each partner of $6.75 million. The fair value of this guarantee has been determined to be nominal.

Several of the remaining joint ventures in which the Company has an interest are involved in the active acquisition and development of real estate. As capital is required to fund the acquisition and development of this real estate, the Company intends to fund its share of the costs not funded by operations or outside financing. In addition, the Company may be required to fund operations for a limited period of time. Based on the nature of the activities conducted in these ventures, management cannot estimate with any degree of accuracy amounts that the Company may be required to fund in the short or long-term. However, management does not believe that additional funding of these ventures will have a material adverse effect on its financial condition or results of operations.

Item 7A.	Quantitative and Qualitative Disclosure about Market Risk

The Company has both fixed and variable rate debt. The fixed rate debt obligations limit the risk of fluctuating interest rates, and generally are mortgage loans secured by certain of the Company’s real estate assets. The Company is exposed to risk as these mortgages mature, and the Company seeks replacement mortgages. There has been significant tightening in the availability of credit in the market, and it is not known at this point when or if the market will change. However, the Company does not have a significant level of mortgage debt maturing in 2009. In 2010, the Company has two mortgage notes maturing; however, the more significant consolidated mortgage debt maturing in 2010, San Jose MarketCenter, has an option to extend its maturity for one year, under certain circumstances. Therefore, the Company has determined that it does not have significant exposure at this time due to the fluctuating and difficult credit market related to its existing mortgage notes. At December 31, 2008, the Company had $531.2 million of fixed rate debt outstanding at a weighted average interest rate of 6.09% compared to $523.6 million outstanding at a rate of 6.12% at December 31, 2007. The Company believes the average interest rate on its fixed rate mortgage debt is less than current market rates. In addition, the Company believes that the loan-to-value ratio that it has received in previous debt arrangements is higher than what the Company would be able to obtain in today’s marketplace; and, therefore, it would receive a lower loan amount for a similar type property mortgage loan. In addition, lenders have been resistant in the current market in some situations to offer mortgage financing at all, and therefore, the Company could have exposure in finding lenders willing to enter into new mortgage financings.

As of December 31, 2008, the Company had $411.0 million of variable rate debt outstanding at a weighted average interest rate, using variable rates in effect today and the current spread on the facility, adjusted for interest rate swaps in effect, of 2.49% compared to $152.6 million outstanding at a rate of 5.69% at December 31, 2007. The Company is exposed to the impact of interest rate changes through its variable rate Credit and Term Facilities. The Company has mitigated a portion of its exposure to interest rate risk by entering into interest rate swaps. In 2007, the Company mitigated its interest rate risk under its Term Facility by entering into an interest rate swap to fix this facility’s base rate of LIBOR at 5.01%. In 2008, the Company entered into two $75 million interest rate swaps against its floating-rate, LIBOR-based borrowings at 2.995% and 2.690%. All of these swaps are with Bank of America. The Company believes it has counterparty risk under these swaps, but such amount is limited. LIBOR decreased significantly between December 31, 2007 and December 31, 2008.

The Company estimates that the interest rates under current market conditions would be higher if it were to enter into similar financial instruments in today’s market than the rates obtained on facilities closed in recent years. Most of the Company’s variable rate debt pays a spread above a reference rate, which is typically LIBOR, which spread is calculated based on certain ratios detailed in the agreement. The Company believes the spread that it would incur above a variable reference rate would be higher if it entered into similar variable facilities in today’s market than the spreads the Company is required to pay under the current facilities. The Company also may not obtain the same level of amounts available under such facilities. Based on the Company’s average variable rate debt balances during 2008, interest expense, before capitalization to projects under development, would have increased by approximately $2.8 million in 2008 if LIBOR interest rates had been 1% higher and if the Company did not have any interest rate swaps fixing its interest rate on certain instruments.

The following table summarizes the Company’s market risk associated with notes payable as of December 31, 2008. It includes the principal amounts of the expected annual maturities, weighted average interest rates on those principal maturities and the fair values of the Company’s fixed and variable rate notes payable. Fair value was calculated by discounting future principal payments at estimated rates at which similar loans would have been obtained at December 31, 2008. The information presented below should be read in conjunction with Note 3 of the Consolidated Financial Statements included in this Annual Report on Form 10-K. (The Company did not have a significant level of notes receivable at December 31, 2008, and the table does not include information related to notes receivable).

	Expected Year of Maturity
	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value
	($ in thousands)

Notes Payable:
Fixed Rate	$7,200	$107,488	$42,603	$224,054	$2,040	$147,854	$531,239	$506,823
Average Interest Rate	8.21%	6.17%	7.21%	6.03%	6.25%	5.69%	6.09%	—
Variable Rate	$—	$—	$311,000	$100,000	$—	$—	$411,000	$397,234
Average Interest Rate(1)	—	—	1.39%	5.91%	—	—	2.49%	—

(1)	Interest rates on variable rate notes payable are equal to the variable rates in effect as of December 31, 2008, plus the applicable spread.

Item 8.	Financial Statements and Supplementary Data

The Consolidated Financial Statements, Notes to Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm are incorporated herein on pages F-1 through F-39.

Certain components of quarterly net income (loss) available to common stockholders disclosed below differ from those as reported on the Company’s respective quarterly reports on Form 10-Q. As discussed in Notes 2 and 8 to the Consolidated Financial Statements, gains and losses from the disposition of certain real estate assets and the related historical operating results were reclassified as Discontinued Operations for all periods presented. The following Selected Quarterly Financial Information (Unaudited) for the years ended December 31, 2008 and 2007 should be read in conjunction with the Consolidated Financial Statements and notes thereto included herein ($ in thousands, except per share amounts):

	Quarters
	First	Second	Third	Fourth
	(Unaudited)

2008:
Revenues	$44,970	$46,697	$70,269	$52,715
Income from unconsolidated joint ventures	2,817	2,239	3,497	1,168
Gain on sale of investment properties, net of applicable income tax provision	3,792	5,212	1,387	408
Income (loss) from continuing operations	6,060	7,064	11,220	(3,172)
Discontinued operations	(408)	(341)	(430)	2,554
Net income (loss)	5,652	6,723	10,790	(618)
Net income (loss) available to common stockholders	1,839	2,911	6,978	(4,138)
Basic income (loss) from continuing operations per
common share	0.04	0.07	0.14	(0.13)
Basic net income (loss) per common share	0.04	0.05	0.14	(0.08)
Diluted income (loss) from continuing operations per common share	0.04	0.07	0.14	(0.13)
Diluted net income (loss) per common share	0.04	0.05	0.14	(0.08)

	Quarters
	First	Second	Third	Fourth
	(Unaudited)

2007:
Revenues	$37,281	$37,663	$46,182	$44,231
Income (loss) from unconsolidated joint ventures	3,708	4,101	(898)	(815)
Gain on sale of investment properties, net of applicable income tax provision	4,440	62	355	678
Income (loss) from continuing operations	10,401	4,477	2,197	(834)
Discontinued operations	7,819	(270)	9,464	(332)
Net income (loss)	18,220	4,207	11,661	(1,166)
Net income (loss) available to common stockholders	14,407	395	7,849	(4,979)
Basic income (loss) from continuing operations per common share	0.12	0.02	(0.03)	(0.09)
Basic net income (loss) per common share	0.28	0.01	0.15	(0.10)
Diluted income (loss) from continuing operations per common share	0.12	0.02	(0.03)	(0.09)
Diluted net income (loss) per common share	0.27	0.01	0.15	(0.10)

Other financial statements and financial statement schedules required under Regulation S-X are filed pursuant to Item 15 of Part IV of this report.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

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

As of the end of the period covered by this annual report, we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer along with the Chief Financial Officer, of the effectiveness, design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon the foregoing, the Chief Executive Officer along with the Chief Financial Officer concluded that our disclosure controls and procedures are effective at providing reasonable assurance that all material information required to be included in our Exchange Act reports is reported in a timely manner. In addition, based on such evaluation we have identified no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management, under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. The framework on which the assessment was based is described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, we concluded that we maintained effective internal control over financial reporting as of December 31, 2008.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Cousins Properties Incorporated:

We have audited the internal control over financial reporting of Cousins Properties Incorporated and subsidiaries as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, including the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2008 of the Company and our report dated February 27, 2009 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP
Atlanta, Georgia
February 27, 2009

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Items 401 and 405 of Regulation S-K is presented in Item X in Part I above and is included under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement relating to the 2009 Annual Meeting of the Registrant’s Stockholders, and is incorporated herein by reference. The Company has a Code of Business Conduct and Ethics (the “Code”) applicable to its Board of Directors and all of its employees. The Code is publicly available on the “Investor Relations” page of its website site at www.cousinsproperties.com. Section 1 of the Code applies to the Company’s senior executive and financial officers and is a “code of ethics” as defined by applicable SEC rules and regulations. If the Company makes any amendments to the Code other than technical, administrative or other non-substantive amendments, or grants any waivers, including implicit waivers, from a provision of the Code to the Company’s senior executive or financial officers, the Company will disclose on its website the nature of the amendment or waiver, its effective date and to whom it applies. There were no amendments or waivers during 2008.

Item 11.	Executive Compensation

The information under the captions “Executive Compensation” (other than the Committee Report on Compensation) and “Director Compensation” in the Proxy Statement relating to the 2009 Annual Meeting of the Registrant’s Stockholders is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information under the captions “Beneficial Ownership of Common Stock” and “Equity Compensation Plan Information” in the Proxy Statement relating to the 2009 Annual Meeting of the Registrant’s Stockholders is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information under the caption “Certain Transactions” and “Director Independence” in the Proxy Statement relating to the 2009 Annual Meeting of the Registrant’s Stockholders is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information under the caption “Summary of Fees to Independent Registered Public Accounting Firm” in the Proxy Statement relating to the 2009 Annual Meeting of the Registrant’s Stockholders has fee information for fiscal years 2008 and 2007 and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) 1. Financial Statements

A. The following Consolidated Financial Statements of the Registrant, together with the applicable Report of Independent Registered Public Accounting Firm, are filed as a part of this report:

2. Financial Statement Schedule

The following financial statement schedule for the Registrant is filed as a part of this report:

Page Numbers

A.	Schedule III - Real Estate and Accumulated Depreciation - December 31, 2008	S-1 through S-5

NOTE:  Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

(b) Exhibits

3.1	Restated and Amended Articles of Incorporation of the Registrant, as amended August 9, 1999, filed as Exhibit 3.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference.
3.1.1	Articles of Amendment to Restated and Amended Articles of Incorporation of the Registrant, as amended December 15, 2004, filed as Exhibit 3(a)(i) to the Registrant’s Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.
3.2	Bylaws of the Registrant, as amended and restated February 17, 2009, filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on February 20, 2009, and incorporated herein by reference.
4(a)	Dividend Reinvestment Plan as restated as of March 27, 1995, filed in the Registrant’s Form S-3 dated March 27, 1995, and incorporated herein by reference.
10(a)(i)*	Cousins Properties Incorporated 1989 Stock Option Plan, as renamed the 1995 Stock Incentive Plan and approved by the Stockholders on May 6, 1996, filed as Exhibit 4.1 to the Registrant’s Form S-8 dated December 1, 2004, and incorporated herein by reference.
10(a)(ii)*	Cousins Properties Incorporated 1999 Incentive Stock Plan, as amended and restated, approved by the Stockholders on May 6, 2008, filed as Annex B to the Registrant’s Proxy Statement dated April 13, 2008, and incorporated herein by reference.
10(a)(iii)*	Cousins Properties Incorporated 2005 Restricted Stock Unit Plan, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 9, 2005, and incorporated herein by reference.
10(a)(iv)*	Amendment No. 1 to Cousins Properties Incorporated 2005 Restricted Stock Unit Plan, filed as Exhibit 10(a)(iii) to the Registrant’s Form 10-Q for the quarter ended March 31, 2006, and incorporated herein by reference.

10(a)(v)*	Form of Restricted Stock Unit Certificate (with Performance Criteria), filed as Exhibit 10(a)(iv) to the Registrant’s Form 10-Q for the quarter ended March 31, 2006, and incorporated herein by reference.
10(a)(vi)*	Cousins Properties Incorporated 1999 Incentive Stock Plan — Form of Key Employee Non-Incentive Stock Option and Stock Appreciation Right Certificate, amended effective December 6, 2007, filed as Exhibit 10(a)(vi) to the Registrant’s Form 10-K for the year ended December 31, 2007 and incorporated herein by reference.
10(a)(vii)*	Cousins Properties Incorporated 1999 Incentive Stock Plan — Form of Key Employee Incentive Stock Option and Stock Appreciation Right Certificate, amended effective December 6, 2007, filed as Exhibit 10(a)(vii) to the Registrant’s Form 10-K for the year ended December 31, 2007 and incorporated herein by reference.
10(a)(viii)*	Cousins Properties Incorporated 2005 Restricted Stock Unit Plan — Form of Restricted Stock Unit Certificate, filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated December 11, 2006, and incorporated herein by reference.
10(a)(ix)*	Amendment No. 2 to the Cousins Properties Incorporated 2005 Restricted Stock Unit Plan, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 18, 2006, and incorporated herein by reference.
10(a)(x)*	Cousins Properties Incorporated 2005 Restricted Stock Unit Plan — Form of Restricted Stock Unit Certificate for Directors, filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on August 18, 2006, and incorporated herein by reference.
10(a)(xi)*	Form of Change in Control Severance Agreement, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 31, 2007, and incorporated herein by reference.
10(a)(xii)*	Amendment No. 1 to the Cousins Properties Incorporated 1999 Incentive Stock Plan, filed as Exhibit 10(a)(ii) to the Registrant’s Form 10-Q for the quarter ended March 31, 2008, and incorporated herein by reference.
10(a)(xiii)*†	Amendment No. 4 to the Cousins Properties Incorporated 2005 Restricted Stock Unit Plan dated September 8, 2008.
10(a)(xiv)*†	Amendment No. 5 to the Cousins Properties Incorporated 2005 Restricted Stock Unit Plan dated February 16, 2009.
10(b)*†	Consulting Agreement with Joel Murphy, dated as of December 5, 2008, including the Amendment Number One to the Form of Restricted Stock Unit Certificate (with Performance Criteria).
10(d)	Amended and Restated Credit Agreement, dated as of August 29, 2007, among Cousins Properties Incorporated as the Principal Borrower (and the Borrower Parties, as defined, and the Guarantors, as defined); Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer; Banc of America Securities LLC as Sole Lead Arranger and Sole Book Manager; Eurohypo AG, as Syndication Agent; PNC Bank, N. A., Wachovia Bank, N. A., and Wells Fargo Bank, as Documentation Agents; Norddeutsche Landesbank Girozentrale, as Managing Agent; Aareal Bank AG, Charter One Bank, N.A., and Regions Bank, as Co-Agents; and the Other Lenders Party Hereto, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 30, 2007, and incorporated herein by reference.
10(e)	Loan Agreement dated as of August 31, 2007, between Cousins Properties Incorporated, a Georgia corporation, as Borrower and JP Morgan Chase Bank, N.A., a banking association chartered under the laws of the United States of America, as Lender, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 7, 2007, and incorporated herein by reference
10(f)	Loan Agreement dated as of October 16, 2007, between 3280 Peachtree I LLC, a Georgia limited liability corporation, as Borrower and The Northwestern Mutual Life Insurance Company, as Lender, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed October 17, 2007, and incorporated herein by reference.
10(g)	Contribution and Formation Agreement between Cousins Properties Incorporated, CP Venture Three LLC and The Prudential Insurance Company of America, including Exhibit U thereto, filed as Exhibit 10.1 to the Registrant’s Form 8-K filed on May 4, 2006, and incorporated herein by reference.

10(h)	Form of Indemnification Agreement, filed as Exhibit 10.1 to the Registrant’s Form 8-K dated June 18, 2007, and incorporated herein by reference.
11	Computation of Per Share Earnings. Data required by SFAS No. 128, “Earnings Per Share,” is provided in Note 2 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K and incorporated herein by reference.
12†	Statement Regarding Computation of Earnings to Combined Fixed Charges and Preferred Dividends.
21†	Subsidiaries of the Registrant.
23†	Consent of Independent Registered Public Accounting Firm.
31.1†	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan or arrangement.

†	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cousins Properties Incorporated
(Registrant)

Dated: February 27, 2009

BY:	/s/ James A. Fleming
James A. Fleming
Executive Vice President and Chief Financial
Officer (Duly Authorized Officer and Principal
Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Capacity	Date

/s/ Thomas D. Bell, Jr. Thomas D. Bell, Jr.	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	February 27, 2009

/s/ James A. Fleming James A. Fleming	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 27, 2009

/s/ John D. Harris, Jr. John D. Harris, Jr.	Senior Vice President, Chief Accounting Officer and Assistant Secretary (Principal Accounting Officer)	February 27, 2009

/s/ Erskine B. Bowles Erskine B. Bowles	Director	February 27, 2009

/s/ James D. Edwards James D. Edwards	Director	February 27, 2009

/s/ Lillian C. Giornelli Lillian C. Giornelli	Director	February 27, 2009

/s/ S. Taylor Glover S. Taylor Glover	Director	February 27, 2009

/s/ James H. Hance, Jr. James H. Hance, Jr.	Director	February 27, 2009

Signature	Capacity	Date

/s/ William B. Harrison, Jr. William B. Harrison, Jr.	Director	February 27, 2009

/s/ Boone A. Knox Boone A. Knox	Director	February 27, 2009

/s/ William Porter Payne William Porter Payne	Director	February 27, 2009

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Cousins Properties Incorporated

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Cousins Properties Incorporated:

We have audited the accompanying consolidated balance sheets of Cousins Properties Incorporated and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ investment, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cousins Properties Incorporated and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Atlanta, Georgia
February 27, 2009

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,
	2008	2007

ASSETS
PROPERTIES:
Operating properties, net of accumulated depreciation of $182,050 and $142,955 in 2008 and 2007, respectively	$853,450	$654,633
Projects under development	172,582	358,925
Land held for investment or future development	115,862	105,117
Residential lots	59,197	44,690
Multi-family units held for sale	70,658	—

Total properties	1,271,749	1,163,365
CASH AND CASH EQUIVALENTS	82,963	17,825
RESTRICTED CASH	3,636	3,587
NOTES AND OTHER RECEIVABLES, net of allowance for doubtful accounts of $2,764 and $883 in 2008 and 2007, respectively	51,267	44,414
INVESTMENT IN UNCONSOLIDATED JOINT VENTURES	200,850	209,477
OTHER ASSETS	83,330	70,943

TOTAL ASSETS	$1,693,795	$1,509,611

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
NOTES PAYABLE	$942,239	$676,189
ACCOUNTS PAYABLE AND ACCRUED LIABILITIES	65,026	57,208
DEFERRED GAIN	171,838	171,931
DEPOSITS AND DEFERRED INCOME	6,485	5,997

TOTAL LIABILITIES	1,185,588	911,325
MINORITY INTERESTS (includes redeemable minority interests with a book value of $2,981 and a maximum redemption amount of $3,945 as of December 31, 2008)	40,520	45,783
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ INVESTMENT:
Preferred stock, 20,000,000 shares authorized, $1 par value:
7.75% Series A cumulative redeemable preferred stock, $25 liquidation preference; 2,993,090 and 4,000,000 shares issued and outstanding in 2008 and 2007, respectively	74,827	100,000
7.50% Series B cumulative redeemable preferred stock, $25 liquidation preference; 3,791,000 and 4,000,000 shares issued and outstanding in 2008 and 2007, respectively	94,775	100,000
Common stock, $1 par value, 150,000,000 shares authorized, 54,922,173 and 54,850,505 shares issued in 2008 and 2007, respectively	54,922	54,851
Additional paid-in capital	368,829	348,508
Treasury stock at cost, 3,570,082 shares in 2008 and 2007	(86,840)	(86,840)
Accumulated other comprehensive loss	(16,601)	(4,302)
Cumulative undistributed net income (distributions in excess of net income)	(22,225)	40,286

TOTAL STOCKHOLDERS’ INVESTMENT	467,687	552,503

TOTAL LIABILITIES AND STOCKHOLDERS’ INVESTMENT	$1,693,795	$1,509,611

See notes to consolidated financial statements.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Years Ended December 31,
	2008	2007	2006

REVENUES:
Rental property revenues	$147,394	$112,645	$85,032
Fee income	47,662	36,314	35,465
Multi-family residential sales	8,444	20	23,134
Residential lot and outparcel sales	6,993	9,949	17,284
Interest and other	4,158	6,429	1,373

	214,651	165,357	162,288

COSTS AND EXPENSES:
Rental property operating expenses	56,607	46,139	33,955
General and administrative expenses	42,174	40,643	42,536
Reimbursed general and administrative expenses	16,279	17,167	16,056
Depreciation and amortization	52,925	39,796	30,824
Multi-family residential cost of sales	7,330	(124)	19,403
Residential lot and outparcel cost of sales	3,776	7,809	12,751
Interest expense	33,151	8,816	11,119
Loss on extinguishment of debt	—	446	18,207
Impairment loss	2,100	—	—
Other	6,049	2,822	2,809

	220,391	163,514	187,660

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE TAXES, MINORITY INTEREST AND INCOME FROM UNCONSOLIDATED JOINT
VENTURES	(5,740)	1,843	(25,372)
BENEFIT (PROVISION) FOR INCOME TAXES FROM OPERATIONS	8,770	4,423	(4,193)
MINORITY INTEREST IN INCOME OF CONSOLIDATED SUBSIDIARIES	(2,378)	(1,656)	(4,130)
INCOME FROM UNCONSOLIDATED JOINT VENTURES	9,721	6,096	173,083

INCOME FROM CONTINUING OPERATIONS BEFORE GAIN ON SALE OF INVESTMENT PROPERTIES	10,373	10,706	139,388
GAIN ON SALE OF INVESTMENT PROPERTIES, NET OF APPLICABLE INCOME TAX PROVISION	10,799	5,535	3,012

INCOME FROM CONTINUING OPERATIONS	21,172	16,241	142,400
DISCONTINUED OPERATIONS, NET OF APPLICABLE INCOME TAX PROVISION:
Income (loss) from discontinued operations	(1,097)	(1,414)	3,796
Gain on sale of investment properties	2,472	18,095	86,495

	1,375	16,681	90,291

NET INCOME	22,547	32,922	232,691
DIVIDENDS TO PREFERRED STOCKHOLDERS	(14,957)	(15,250)	(15,250)

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$7,590	$17,672	$217,441

PER COMMON SHARE INFORMATION — BASIC:
Income from continuing operations	$0.12	$0.02	$2.51
Income from discontinued operations	0.03	0.32	1.78

Basic net income available to common stockholders	$0.15	$0.34	$4.29

PER COMMON SHARE INFORMATION — DILUTED:
Income from continuing operations	$0.12	$0.02	$2.42
Income from discontinued operations	0.03	0.31	1.72

Diluted net income available to common stockholders	$0.15	$0.33	$4.14

CASH DIVIDENDS DECLARED PER COMMON SHARE	$1.36	$1.48	$4.88

WEIGHTED AVERAGE SHARES — BASIC	51,202	51,705	50,655

WEIGHTED AVERAGE SHARES — DILUTED	51,621	52,932	52,513

See notes to consolidated financial statements.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ INVESTMENT
Years Ended December 31, 2008, 2007 and 2006
(In thousands, except share amounts)

						Accumulated
			Additional			Other	Cumulative
	Preferred	Common	Paid-In	Treasury	Unearned	Comprehensive	Undistributed
	Stock	Stock	Capital	Stock	Compensation	Loss	Net Income	Total

Balance December 31, 2005	$200,000	$53,357	$321,747	$(64,894)	$(8,495)	$—	$132,919	$634,634
Net income							232,691	232,691
Transfer of unearned compensation to additional paid-in capital			(8,495)		8,495			—
Common stock issued pursuant to:
Exercise of options and grants under director stock plan		1,189	16,717					17,906
Shares withheld for taxes related to stock grants		(90)	(3,135)					(3,225)
Amortization of stock options and restricted stock, net of forfeitures		(17)	7,044					7,027
Gain on stock issuance at equity method investee			453					453
Income tax benefit from stock-based compensation			2,643					2,643
Preferred dividends paid							(15,250)	(15,250)
Common dividends paid							(250,964)	(250,964)

Balance December 31, 2006	200,000	54,439	336,974	(64,894)	—	—	99,396	625,915
Net income							32,922	32,922
Other comprehensive loss						(4,302)		(4,302)

Total comprehensive income								28,620
Common stock issued pursuant to:
Exercise of options and grants under director stock plan		373	5,683					6,056
Restricted stock grants, net of amounts withheld for taxes		43	(551)					(508)
Amortization of stock options and restricted stock, net of forfeitures		(4)	5,619					5,615
Income tax benefit from stock-based compensation			783					783
Preferred dividends paid							(15,250)	(15,250)
Common dividends paid							(76,782)	(76,782)
Purchase of treasury stock				(21,946)				(21,946)

Balance December 31, 2007	200,000	54,851	348,508	(86,840)	—	(4,302)	40,286	552,503

Net income							22,547	22,547
Other comprehensive loss						(12,299)		(12,299)

Total comprehensive income								10,248
Repurchase of preferred stock	(30,398)		14,557					(15,841)
Common stock issued pursuant to:
Exercise of options and grants under director stock plan		105	1,771					1,876
Restricted stock grants, net of amounts withheld for taxes		(16)	(257)					(273)
Amortization of stock options and restricted stock, net of forfeitures		(18)	4,296					4,278
Income tax deficiency from stock-based compensation			(46)					(46)
Preferred dividends paid							(15,250)	(15,250)
Common dividends paid							(69,808)	(69,808)

Balance December 31, 2008	$169,602	$54,922	$368,829	$(86,840)	$—	$(16,601)	$(22,225)	$467,687

See notes to consolidated financial statements.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except per share amounts)

	Years Ended December 31,
	2008	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$22,547	$32,922	$232,691
Adjustments to reconcile net income to net cash flows provided by operating activities:
Gain on sale of investment properties, net of income tax provision	(13,271)	(23,630)	(89,507)
Loss on extinguishment of debt	—	446	18,207
Impairment loss	2,100	—	—
Depreciation and amortization	53,412	40,642	43,690
Amortization of deferred financing costs	1,587	1,127	1,938
Change in deferred income taxes	(9,185)	(637)	(631)
Stock-based compensation	4,726	5,615	7,044
Effect of recognizing rental revenues on a straight-line or market basis	(3,852)	(2,640)	(1,372)
Income from unconsolidated joint ventures less than (in excess of) operating distributions	14,030	1,620	(3,602)
Residential lot, outparcel and multi-family cost of sales, net of closing costs paid	10,681	7,326	31,566
Residential lot, outparcel and multi-family acquisition and development expenditures	(52,151)	(54,941)	(32,697)
Income tax deficiency (benefit) from stock compensation expense	46	(783)	(2,643)
Minority interest in income of consolidated entities	2,378	1,656	5,287
Changes in other operating assets and liabilities:
Change in other receivables and other assets, net	7,230	(2,942)	11,470
Change in accounts payable and accrued liabilities	290	7,923	4,841

Net cash provided by operating activities	40,568	13,704	226,282

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from investment property sales	44,913	37,947	299,389
Proceeds from venture formation	—	20,550	297,295
Property acquisition and development expenditures	(159,131)	(283,966)	(460,913)
Investment in unconsolidated joint ventures	(24,603)	(14,413)	(23,747)
Distributions from unconsolidated joint ventures in excess of income	17,630	14,871	87,144
Investment in notes receivable, net	174	(4,159)	(1,283)
Change in other assets, net	(12,664)	(23,946)	(20,866)
Change in restricted cash	(49)	(763)	982

Net cash provided by (used in) investing activities	(133,730)	(253,879)	178,001

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit, term loan, and construction facilities	501,725	1,580,625	1,431,001
Repayment of credit and construction facilities	(243,325)	(1,620,925)	(1,396,136)
Payment of loan issuance costs	(320)	(4,710)	(2,151)
Defeasance costs paid	—	—	(15,443)
Proceeds from other notes payable or construction loans	18,401	425,779	11,481
Repayment of other notes payable or construction loans	(10,751)	(24,439)	(161,886)
Common stock issued, net of expenses	1,156	5,548	14,664
Repurchase of preferred stock	(15,841)	—	—
Repurchase of common stock	—	(21,946)	—
Income tax benefit (deficiency) from stock compensation expense	(46)	783	2,643
Common dividends paid	(69,808)	(76,782)	(250,964)
Preferred dividends paid	(15,250)	(15,250)	(15,250)
Contributions from minority partners	11	416	1,162
Distributions to minority partners	(7,652)	(2,637)	(21,202)

Net cash provided by (used in) financing activities	158,300	246,462	(402,081)

NET INCREASE IN CASH AND CASH EQUIVALENTS	65,138	6,287	2,202
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	17,825	11,538	9,336

CASH AND CASH EQUIVALENTS AT END OF YEAR	$82,963	$17,825	$11,538

See notes to consolidated financial statements.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business:  Cousins Properties Incorporated (“Cousins”), a Georgia corporation, is a self-administered and self-managed real estate investment trust (“REIT”). Cousins Real Estate Corporation (“CREC”) is a taxable entity wholly-owned by and consolidated with Cousins. CREC owns, develops, and manages its own real estate portfolio and performs certain real estate related services for other parties.

Cousins, CREC and their subsidiaries (collectively, the “Company”) develop, manage and own office, multi-family, retail, industrial and land development projects. As of December 31, 2008, the Company’s portfolio of real estate assets consisted of interests in 7.5 million square feet of office space, 4.7 million square feet of retail space, 2.0 million square feet of industrial space, 124 for-sale units in one completed multi-family project, interests in 25 residential communities under development or held for future development, approximately 9,500 acres of strategically located land tracts held for investment or future development, and significant land holdings for development of single-family residential communities. The Company also provides leasing and management services for approximately 13.8 million square feet of office and retail space owned by third parties.

Basis of Presentation:  The Consolidated Financial Statements include the accounts of Cousins, its consolidated partnerships and wholly-owned subsidiaries and CREC and its consolidated subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

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

The Company has a joint venture with Callaway Gardens Resort, Inc. (“Callaway”) for the development of residential lots within The Callaway Gardens Resort outside of Atlanta, Georgia. The joint venture is considered to be a VIE, and the Company was determined to be the primary beneficiary. The project is anticipated to be funded fully through Company contributions, and Callaway has no obligation to fund any costs. Although the Company is contributing all of the equity to the venture, Callaway has the right to receive returns from the project, but absorbs no losses. The Company is the sole decision maker for the venture and the development manager. As of December 31, 2008, the VIE had total assets of $12.5 million, which are consolidated in the Consolidated Balance Sheet at December 31, 2008, and no substantial liabilities.

Additionally, the Company holds a 50% ownership interest in Charlotte Gateway Village, LLC (“Gateway”), a VIE which owns and operates an office building complex in Charlotte, North Carolina. The Company is not the primary beneficiary, and its interest in Gateway is accounted for under the equity method. The Company’s investment in Gateway was $10.4 million at December 31, 2008, which is its maximum exposure. See Note 5 for further discussion of Gateway.

For entities that are not considered VIEs, the Company uses Statement of Financial Accounting Standards (“SFAS”) No. 94, “Consolidation of All Majority-Owned Subsidiaries,” Accounting Research Bulletin (“ARB”) No. 51, “Consolidated Financial Statements,” and Emerging Issues Task Force (“EITF”) No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights,” to determine the appropriate consolidation and presentation. Descriptions of each the Company’s investments accounted for under the equity method are included in Note 5.

The Company recognizes Minority Interests on its Consolidated Balance Sheets for non-wholly-owned entities that the Company consolidates. The minority partner’s share of current operations is reflected in Minority Interest in Income of Consolidated Subsidiaries on the Consolidated Statements of Income.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	SIGNIFICANT ACCOUNTING POLICIES

Long-Lived Assets

Cost Capitalization:  Costs related to planning, developing, leasing and constructing a property are capitalized and classified as Properties in the Consolidated Balance Sheets, in accordance with SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects.” These costs include costs of development personnel who work directly on projects under construction. These personnel costs are based on actual time spent on each project. The Company capitalizes interest to qualifying assets under development in accordance with SFAS No. 34, “Capitalization of Interest Costs,” and SFAS No. 58, “Capitalization of Interest Cost in Financial Statements that Include Investments Accounted for by the Equity Method.” The Company capitalizes interest based on average accumulated expenditures outstanding during the period and using first the interest incurred on specific project debt, if any, and next using the Company’s weighted average interest rate for non-project specific debt. The Company also capitalizes interest to investments accounted for under the equity method when the investee has property under development with a carrying value in excess of the investee’s borrowings. To the extent debt exists at the venture during the construction period, the venture capitalizes interest on that venture specific debt.

The Company capitalizes interest, real estate taxes and certain operating expenses on the unoccupied portion of recently completed properties from the date a project receives its certificate of occupancy, to the earlier of the date on which the project achieves 95% economic occupancy or one year thereafter.

The Company capitalizes leasing costs which include commissions paid to outside brokers and outside legal costs to negotiate and document a lease agreement. The Company capitalizes these costs as a cost of the tenant’s lease and amortizes them over the related lease term. The Company capitalizes internal leasing costs utilizing guidance in SFAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases,” based on actual time spent by leasing personnel on successful leases for initial direct leasing activities.

Impairment:  The Company’s long-lived assets are mainly its real estate assets, which include operating properties, projects under construction, land held, residential lots and multi-family units. The Company evaluates impairment of its real estate in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” In accordance with SFAS No. 144, management reviews each of its long-lived assets for the existence of any indicators of impairment. If indicators of impairment are present for long-lived assets which are held for use, as defined in SFAS No. 144, the Company calculates the probability-weighted expected undiscounted future cash flows to be derived from such assets. If the undiscounted cash flows are less than the carrying amount of the real estate project, a fair value analysis is prepared, and the long-lived asset is reduced to its fair value. If a long-lived asset is considered held for sale, as defined in SFAS No. 144, the Company recognizes impairment losses if the fair value, net of selling costs, is less than its carrying value. During 2008, the Company recorded a $2.1 million impairment loss on a condominium project that it completed in the fourth quarter 2008. Because it was complete as of December 31, 2008, the Company considered the asset to be held for sale and estimated its fair value using a discounted cash flow analysis. The impairment was the result of a slowdown in the condominium market that has caused the timing of sales and expected sales to extend beyond initial estimates. The Company recorded no impairment losses within its consolidated entities during 2007 or 2006.

The accounting for long-lived assets is the same within the Company’s unconsolidated joint ventures. One of the Company’s ventures recorded an impairment loss for a residential project in 2008; the Company’s share of which was approximately $325,000 and was recognized in income from unconsolidated ventures. No significant impairments were recorded by the Company’s unconsolidated joint ventures in 2007 or 2006.

The Company evaluates impairment of its investments in unconsolidated joint ventures in accordance with Accounting Principles Board (“APB”) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” (“APB No. 18”). Pursuant to APB No. 18, the Company reviews its investment in unconsolidated

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

joint ventures for any indicators of impairment. If an indicator is present, the Company estimates the fair value of the investment. If the carrying value of the investment in unconsolidated joint venture is greater than the estimated fair value, management makes an assessment of whether the impairment is “temporary” or “other-than-temporary.” In making this assessment, management utilizes guidance provided by Staff Accounting Bulletin (“SAB”) Topic 5M (“Topic 5M”). Topic 5M indicates that companies should consider the following in determining whether the impairment is temporary or other-than-temporary: (1) the length of time and the extent to which fair value has been less than cost, (2) the financial condition and near-term prospects of the entity, and (3) the intent and ability of the holder to retain its interest long enough for a recovery in market value. Management concluded that it did not have an “other-than-temporary” impairment in any of its investments in joint ventures in 2008, 2007 or 2006.

The Company evaluates impairment of its goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” The Company does not amortize goodwill, but tests goodwill annually, at the same time each year (or at any point during the year if indicators of impairment exists), for impairment using a discounted cash flow analysis. The Company recorded no such impairments during 2008, 2007, or 2006. The Company’s goodwill relates entirely to the office reporting unit. As office assets are sold, either by the Company or at its joint ventures, goodwill is allocated to the cost of each sale.

Acquisition of Operating Properties:  The Company allocates the purchase price of operating properties acquired to land, building, tenant improvements and identifiable intangible assets and liabilities based upon relative fair values at the date of acquisition in accordance with SFAS No. 141, “Accounting for Business Combinations.’’ The Company assesses fair value based on estimated cash flow projections that utilize appropriate discount and/or capitalization rates, as well as available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known and anticipated trends, and market and economic conditions. The values assigned to the tangible assets of an acquired property are based on the market values for land and tenant improvements and an analysis of the fair value of the building as if it were vacant. Intangible assets can consist of above or below market tenant and ground leases, customer relationships or the value of in-place leases. The values of the above and below market tenant and ground leases are recorded within Other Assets or Accounts Payable and Accrued Liabilities, in the Consolidated Balance Sheets. Above or below market tenant leases are amortized into rental revenues over the individual remaining lease terms, and above or below market ground leases are amortized into ground rent expense over the remaining term of the associated lease. The value associated with in-place leases is recorded in Other Assets and amortized to depreciation and amortization expense over the expected term (see Note 10 for further detail on Intangible Assets). On operating properties it has acquired to date, the Company has not recorded any value to customer relationships. Tangible assets acquired are depreciated using the methodology detailed below in the Depreciation and Amortization section. In 2007, the FASB issued SFAS No. 141R, “Business Combinations,” which amended SFAS No. 141, effective for business combinations that close after January 1, 2009. The Company anticipates that SFAS No. 141R could materially affect the allocation of components of assets in future acquisitions, and will require the expensing of certain closing costs; however, the effect on the Company cannot be currently quantified.

Depreciation and Amortization:  Real estate assets are stated at the lower of fair value or depreciated cost. Buildings are depreciated over their estimated useful lives, which range from 15-40 years. The life utilized depends upon a number of factors including whether the building was developed or acquired and the condition of the building upon acquisition. Furniture, fixtures and equipment are depreciated over their estimated useful lives of three to five years. Tenant improvements, leasing costs and leasehold improvements are amortized over the term of the applicable leases or the estimated useful life of the assets, whichever is shorter. The Company accelerates the depreciation of tenant assets when it estimates that the lease term will be adjusted. This may occur if a tenant files for bankruptcy, vacates its premises or defaults in another manner on its lease. Deferred expenses are amortized over the period of estimated benefit. The Company uses the straight-line method for all depreciation and amortization.

Discontinued Operations:  In addition to the impairment analyses guidance discussed above, SFAS No. 144 requires that the gains and losses from the disposition of certain real estate assets and the related historical results of

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

operations of these disposed of or held-for-sale assets be included in a separate section, discontinued operations, in the statements of income for all periods presented. The Company considers operating properties sold or held for sale to be discontinued operations if the Company has no significant continuing involvement, as evaluated under EITF No. 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations.” The Company also ceases depreciation of a property when it is categorized as held for sale. See Note 8 for a detail of property transactions meeting these requirements.

Revenue Recognition

Rental Property Revenues:  In accordance with SFAS No. 13, “Accounting for Leases,” the Company recognizes income from leases which include scheduled increases in rental rates over the lease term (other than scheduled increases based on the Consumer Price Index) and/or periods of free rent on a straight-line basis. The Company recognizes revenues from tenants for operating expenses that the Company incurs which may be billed back to the tenants pursuant to their lease agreements. These operating expenses include items such as real estate taxes, insurance and other property operating costs. During 2008, 2007 and 2006, the Company recognized $29.6 million, $20.6 million and $11.5 million, respectively, in revenues for recoveries from tenants.

The Company makes valuation adjustments to all tenant-related revenue based upon its estimate of the likelihood of collectibility of amounts due from the tenant. The Company analyzes the tenant’s credit and business risk, history of payment and other factors in order to aid in its assessment. The Company generally reserves revenues on specific tenants where rental payments or reimbursements are delinquent 90 days or more. Reserves may also be recorded for amounts outstanding less than 90 days if management deems the collectibility is highly questionable.

Fee Income:  The Company recognizes development and leasing fees when earned in accordance with SAB No. 104, “Revenue Recognition.” The Company recognizes development and leasing fees received from unconsolidated joint ventures and related salaries and other direct costs incurred by the Company as income and expense based on the percentage of the joint venture which the Company does not own. Correspondingly, the Company adjusts the Investment in Unconsolidated Joint Venture asset when fees are paid to the Company by a joint venture in which the Company has an ownership interest. The Company amortizes these adjustments over a relevant period in income from unconsolidated joint ventures.

Under management agreements with both third party property owners and joint venture properties in which the Company has an ownership interest, the Company receives management fees, as well as expense reimbursements comprised primarily of on-site personnel’s salaries and benefits. The Company expenses salaries and other direct costs related to these management agreements. The Company also obtains reimbursements for certain expenditures incurred under development agreements with both third party and joint venture entities. The Company records management and development fees and the related owed reimbursements in Fee Income on the Consolidated Statements of Income in the same period as the corresponding expenses are incurred, in accordance with EITF No. 99-19 “Reporting Revenue Gross as a Principal versus Net as an Agent.” Reimbursements from third party and unconsolidated joint venture management and development contracts were $16.3 million, $17.2 million and $16.1 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Multi-Family Residential Unit Sales:  The Company recognizes sales and related cost of sales of multi-family residential units in accordance with SFAS No. 66, “Accounting for Sales of Real Estate.” Effective January 1, 2008, the Company began accounting for multi-family residential unit sales also under the method as prescribed in EITF No. 06-8, “Applicability of the Assessment of a Buyer’s Continuing Investment under FASB Statement No. 66, Accounting for Sales of Real Estate, for Sales of Condominiums.” This statement provides guidance for determining the adequacy of a buyer’s continuing investment and the appropriate profit recognition in the sale of individual units in a condominium project by applying paragraph 12 of SFAS No. 66 to the level and timing of deposits received on contracts for condominium sales. Management estimates profit percentages for the entire project and applies these percentages to each individual unit sale in a consistent manner. If the anticipated profit estimate changes during the

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

course of a project, the Company adjusts cost of sales prospectively to reflect the new metrics. The Company recognizes forfeited deposits in income as earned.

Residential Lot Sales:  The Company recognizes sales and related cost of sales of developed lots to homebuilders in accordance with the criteria as outlined in SFAS No. 66. The majority of sales have been historically accounted for on the full accrual method. If a substantial continuing obligation exists related to the sale, the Company uses the percentage of completion method. If other criteria for the full accrual method are not met, the Company utilizes the appropriate revenue recognition policy as detailed in SFAS No. 66. Management estimates profit percentages for the entire project and applies these percentages to each individual lot sale in a consistent manner. If the anticipated profit estimate changes during the course of a project, the Company adjusts cost of sales prospectively to reflect the new metrics.

Gain on Sale of Investment Properties:  The Company recognizes gain on sale of investment properties in accordance with the provisions of SFAS No. 66. SFAS No. 66 requires that the sale be consummated, the buyer’s initial and continuing investment be adequate to demonstrate commitment to pay, any receivable obtained not be subject to future subordination and the usual risks and rewards of ownership be transferred. SFAS No. 66 also requires that the seller not have a substantial continuing involvement with the property. If the Company has a commitment to the buyer and that commitment is a specific dollar amount, this commitment is accrued and the gain on sale that the Company recognizes is reduced. If the Company has a construction commitment to the buyer, management makes an estimate of this commitment, defers a portion of the profit from the sale and recognizes the deferred profit as or when the commitment is fulfilled.

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

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Income Tax Uncertainties” (“FIN 48”). FIN 48 defines the threshold for recognizing tax return positions in the financial statements as those which are “more-likely-than-not” to be sustained upon examination by the taxing authority. FIN 48 also provides guidance on derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties, accounting for income tax uncertainties in interim periods and the level of disclosures associated with any recorded income tax uncertainties. The Company adopted FIN 48 on January 1, 2007, and the effect of adoption of FIN 48 had no impact on its financial position or results of operations.

Stock-Based Compensation

The Company has several types of stock-based compensation plans which are described in Note 6. The Company adopted SFAS No. 123R, “Share-Based Payment,” on January 1, 2006, using the modified prospective method of adoption. This standard requires the recognition of compensation expense for the grant-date fair value of

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

all share-based awards granted after the date the standard is adopted, and for the fair value of the unvested portion of awards issued prior to the date the standard is adopted.

The Company uses the Black-Scholes model to value its stock option grants and estimates forfeitures in calculating the expense related to stock-based compensation. In addition, SFAS No. 123R requires the Company to reflect the impact of tax deductions for stock based compensation as both a financing and an operating cash activity. The effect on operating and financing cash flows was an income tax deficiency of $46,000 in 2008, and an income tax benefit of $783,000 and $2.6 million in 2007 and 2006, respectively.

The Company recognizes compensation expense arising from share-based payment arrangements (stock options, restricted stock and restricted stock units) granted to employees and directors in general and administrative expense in the Consolidated Statements of Income over the related awards’ vesting period. The Company capitalizes a portion of share-based payment expense to projects under development in accordance with SFAS No. 67. Information for the Company’s share-based payment arrangements for the years ended December 31, 2008, 2007 and 2006 is as follows ($ in thousands, except per share amounts):

	2008	2007	2006

Expensed	$4,168	$7,903	$9,983
Amounts capitalized	(851)	(2,150)	(2,945)
Effect of provision for income taxes	(419)	(441)	(349)

Effect on income from continuing operations and net income	$2,898	$5,312	$6,689

Effect on basic earnings per share	$0.06	$0.10	$0.13
Effect on diluted earnings per share	$0.06	$0.10	$0.13

Earnings per Share (“EPS”)

Basic EPS represents net income available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted EPS represents net income available to common stockholders divided by the diluted weighted average number of common shares outstanding during the period. Diluted weighted average number of common shares reflects the potential dilution that would occur if stock options or other contracts to issue common stock were exercised and resulted in additional common stock outstanding. The income amounts used in the Company’s EPS calculations are reduced for the effect of preferred dividends and are the same for both basic and diluted EPS. Share data is as follows (in thousands):

	2008	2007	2006

Weighted-average shares-basic	51,202	51,705	50,655
Dilutive potential common shares:
Stock options	397	1,219	1,676
Restricted stock	22	8	182

Weighted-average shares-diluted	51,621	52,932	52,513

Anti-dilutive options at period end not included	3,987	972	952

Derivative Instruments

From time to time, the Company enters into interest rate swaps to effectively manage its interest rate risk on certain variable debt instruments. The Company accounts for its derivative instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. The Company does not utilize the “shortcut method” of accounting for these instruments and follows the hypothetical derivative method as outlined in the Derivative Implementation Group’s No. G7, “Cash Flow Hedges: Measuring the

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Ineffectiveness of a Cash Flow Hedge under Paragraph 30(b) when the Shortcut Method is not Applied.” Except for any portion of the swaps considered to be ineffective, the Company recognizes the change in value of the interest rate swaps in accumulated other comprehensive loss (“OCL”), which is included in the equity section of the Consolidated Balance Sheets. The Company records payments made or received under the interest rate swap agreements in interest expense on the Consolidated Statements of Income. The Company formally documents all relationships between hedging instruments and hedged items. The Company assesses, both at inception of the hedge and on an ongoing basis, whether the derivatives are highly effective in offsetting changes in the cash flows of the hedged items. In assessing the hedge, the Company uses standard market conventions and techniques such as discounted cash flow analysis, option pricing models and termination costs at each balance sheet date. All methods of assessing fair value result in a general approximation of value, and such value may never actually be realized. The Company analyzes ineffectiveness on a quarterly basis and records the effect of any ineffectiveness in interest expense in the Consolidated Statements of Income. See Note 3 for more details related to the Company’s interest rate swaps.

Cash and Cash Equivalents and Restricted Cash

Cash and cash equivalents include cash and highly liquid money market instruments. Highly liquid money market instruments include securities and repurchase agreements with original maturities of three months or less, money market mutual funds and United States Treasury Bills with maturities of 30 days or less. Restricted cash primarily represents amounts restricted under debt agreements for future capital expenditures or for specific future operating costs, and deposits on multi-family unit contracts.

New Accounting Pronouncements

Fair Value Accounting:  On January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements,” for financial assets and liabilities. SFAS No. 157 defines fair value as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Depending on the nature of the asset or liability, the Company uses various valuation techniques and assumptions when estimating fair value. In accordance with SFAS No. 157, the Company applies the following fair value hierarchy:

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

The carrying values of cash and cash equivalents, restricted cash and accounts receivable and payable included in the Consolidated Balance Sheet at December 31, 2008 approximate their fair values. See Note 3 for additional discussion of the fair value for interest rate swaps and notes payable, and Note 9 for additional discussion of the fair value for notes receivable. The adoption of SFAS No. 157 did not have a material impact on the Company’s results of operations or financial condition.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounting for Noncontrolling Interests:  The Company consolidates various ventures that are involved in the ownership and/or development of real estate and records the other partner’s interest as a minority interest. In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” which will result in certain amounts formerly reflected as minority interests to be classified as noncontrolling interests. In addition, SFAS No. 160 will apply different accounting requirements to these interests. The Company will adopt SFAS No. 160 on January 1, 2009. During 2008, the EITF made certain revisions to EITF D-98, “Classification and Measurement of Redeemable Securities,” which clarified that certain minority interests with redemption provisions which are outside the Company’s control, commonly referred to as redeemable minority interests, were within the scope of EITF D-98. Certain venture agreements contain provisions which require the Company to purchase the minority partner’s interest at fair value, upon demand on or after a future date. The Company estimated the maximum redemption value of these interests at December 31, 2008 and disclosed these amounts on the accompanying Consolidated Balance Sheet. Upon adoption of SFAS No. 160, and in conjunction with the requirements of EITF D-98, an adjustment for the fair value of redeemable minority interests will be required. This adjustment will ultimately increase the carrying value of redeemable minority interests to the redemption value with a corresponding charge to equity. Under EITF D-98, the Company will have a choice of either accreting redeemable minority interest to its redemption value over the redemption period or recognizing changes in the redemption value immediately as they occur. The Company anticipates utilizing the second approach and estimates that effective January 1, 2009, it will record approximately $1.0 million in additional paid-in capital as a result.

Other

In periods prior to 2008, the Company included within general and administrative expenses amounts which are reimbursed to the Company by third parties or unconsolidated joint ventures under management contracts. Beginning in 2008, the Company segregated these reimbursed costs into a separate line item on the Consolidated Statements of Income, and prior period amounts have been revised to conform to the new presentation. The offset for the amounts received as reimbursement of these expenses is included in Fee Income within revenues in the accompanying Consolidated Statements of Income.

In 2008, the Company corrected certain amounts in the Consolidated Statement of Cash Flows for 2007 to properly reflect the treatment of a deposit paid towards the purchase of an asset and amounts paid for lease incentives. This correction resulted in an increase in net cash provided by operating activities of $5.3 million from $8.4 million, as previously reported, to $13.7 million, as currently reported, and a corresponding increase of $5.3 million in net cash used in investing activities from $248.6 million, as previously reported, to $253.9 million, as currently reported. These corresponding corrections were recorded in the other receivables and other assets, net, line item within cash flows from operating activities, and to other assets, net, within cash flows from investing activities. The Company does not believe that this change is material to the Company’s consolidated financial statements for the year ended December 31, 2007.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements and notes. Actual results could differ from those estimates.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	NOTES PAYABLE, COMMITMENTS AND CONTINGENCIES

The following table summarizes the terms of notes payable outstanding at December 31, 2008 and 2007 ($ in thousands):

		Term/
		Amortization		Ouststanding at
	Interest	Period		December 31
Description	Rate	(Years)	Maturity	2008	2007

Credit Facility (a maximum of	LIBOR +
$500,000), unsecured	0.75% to 1.25%	4/N/A	8/29/11	$311,000	$52,600
Term Facility (a maximum of	Swapped rate of 5.01%
$100,000), unsecured	+ 0.70% to 1.20%	5/N/A	8/29/12	100,000	100,000
Terminus 100 mortgage note (interest only)	6.13%	5/N/A	10/1/12	180,000	180,000
The American Cancer Society Center mortgage note (interest only until October 1, 2011)	6.4515%	5/30	9/1/17	136,000	136,000
San Jose MarketCenter mortgage note (interest only)	5.60%	3/N/A	12/1/10	83,300	83,300
333/555 North Point Center East mortgage note	7.00%	10/25	11/1/11	28,102	28,862
Meridian Mark Plaza mortgage note	8.27%	10/28	9/1/10	22,757	23,196
100/200 North Point Center East mortgage note (interest only until July 1, 2010)	5.39%	5/30	6/1/12	25,000	25,000
The Points at Waterview mortgage note	5.66%	10/25	1/1/16	17,433	17,818
600 University Park Place mortgage note	7.38%	10/30	8/10/11	12,762	12,973
Lakeshore Park Plaza mortgage note	5.89%	4/25	8/1/12	18,241	8,785
King Mill Project I member loan (a maximum of $2,849; interest only)	9.00%	3/N/A	8/29/11	2,711	2,703
King Mill Project I second member loan (a maximum of $2,349; interest only)	9.00%	3/N/A	6/26/09	2,047	2,046
Jefferson Mill Project member loan (a maximum of $3,156; interest only)	9.00%	3/N/A	9/13/09	2,652	2,601
Other miscellaneous notes	Various	Various	Various	234	305

				$942,239	$676,189

In 2007, the Company entered into an Amended and Restated Credit Facility (“Credit Facility”), which provided for $500 million in revolving credit and a $100 million Term Facility. The maturity date of the Credit Facility is August 29, 2011, with an additional one-year extension at the Company’s election. The Credit Facility may also be expanded an additional $100 million under certain circumstances. The Term Facility matures August 29, 2012. Under the Credit and Term Facilities, the Company may borrow, at its option, funds at an interest rate calculated as (1) the greater of Bank of America’s prime rate or 0.50% over the Federal Funds Rate or (2) the current LIBOR rate plus an applicable spread (which vary between the facilities). The Company intends to elect the LIBOR option throughout the duration of the Credit and Term Facilities. The Credit Facility includes customary events of default, including, but not limited to, the failure to pay any interest or principal when due, the failure to perform under covenants of the credit agreement, incorrect or misleading representations or warranties,

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

insolvency or bankruptcy, change of control, the occurrence of certain ERISA events and certain judgment defaults. The amounts outstanding under the Credit Facility may be accelerated upon certain events of default. The Credit Facility contains restrictive covenants pertaining to the operations of the Company, including limitations on the amount of debt that may be incurred, the sale of assets, transactions with affiliates, dividends, and distributions. The Credit Facility also includes certain financial covenants (as defined in the agreement) that require, among other things, the maintenance of an unencumbered interest coverage ratio of at least 1.75, a fixed charge coverage ratio of at least 1.50, a leverage ratio of no more than 60%, unsecured debt ratio restrictions, and a minimum stockholders’ equity of $421.9 million plus 70% of future net equity proceeds.

In 2007, the Company entered into an interest rate swap agreement with a notional amount of $100 million in order to manage its interest rate risk under the Term Facility. The Company designated this swap as a cash flow hedge, and this swap effectively fixes the underlying LIBOR rate of the Term Facility at 5.01%. At December 31, 2008, the spread over LIBOR was 0.90%. The fair value of the interest rate swap agreement at December 31, 2008 and 2007 was a liability of approximately $11.8 million and $4.3 million, respectively, and was recorded in accounts payable and accrued liabilities and OCL on the Consolidated Balance Sheets. In 2008, the Company entered into two interest rate swap agreements with notional amounts of $75 million each in order to manage interest rate risk associated with floating-rate, LIBOR-based borrowings. The Company designated these swaps as cash flow hedges, and these swaps effectively fix a portion of the underlying LIBOR rate on $150 million of Company borrowings at an average rate of 2.84%. The fair value of these interest rate swap agreements at December 31, 2008 was a liability of approximately $4.8 million, which was recorded in accounts payable and accrued liabilities and OCL on the Consolidated Balance Sheet. In 2008 and 2007, there was no ineffectiveness under any of the Company’s interest rate swaps. The fair value calculation for the swaps is deemed to be a Level 2 calculation under the guidelines as set forth in SFAS No. 157. The Company obtains a third party valuation utilizing estimated future LIBOR rates to calculate fair value.

The real estate and other assets of The American Cancer Society Center (the “ACS Center”) are restricted under the ACS Center loan agreement in that they are not available to settle debts of the Company. However, provided that the ACS Center loan has not incurred any uncured event of default, as defined in the loan agreement, the cash flows from the ACS Center, after payments of debt service, operating expenses and reserves, are available for distribution to the Company. In addition, under the terms of the San Jose MarketCenter mortgage note payable, the wholly owned subsidiary which owns that center cannot guarantee the debt of any other entity, including the Company.

In June 2008, the Company repaid its mortgage note secured by Lakeshore Park Plaza. In July 2008, the Company executed a new, non-recourse mortgage loan for $18.4 million secured by the Lakeshore Park Plaza property. This loan matures August 1, 2012 and bears interest at 5.89%.

The aggregate maturities of the indebtedness of the Company at December 31, 2008 are as follows ($ in thousands):

2009	$7,200
2010	107,488
2011	353,603
2012	324,054
2013	2,040
Thereafter	147,854

$942,239

The Company has availability under its Credit Facility and significant cash on hand. In addition, the credit facility can be extended for one year under certain circumstances, and the San Jose MarketCenter mortgage note also has a one year extension, under certain circumstances.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Debt Information

In 2007, the Company charged $446,000 to loss on extinguishment of debt for a portion of the unamortized loan closing costs related to the 2007 amendment of its credit facility. In 2006, the Company recorded a loss on extinguishment of debt of $18.2 million for defeasance charges related to the repayment of one note payable and a mark to market charge on the contribution of another note payable to a joint venture. CSC Associates, L.P. (“CSC”), of which the Company owns a 50% interest, sold Bank of America Plaza in the third quarter of 2006. This building was encumbered by a mortgage note payable, the proceeds of which had been loaned to the Company and, in turn, the Company was obligated in full on the debt. The Company repaid the debt upon sale of Bank of America Plaza and incurred a loss related to a defeasance fee paid to terminate the note and to the unamortized closing costs totaling approximately $15.4 million. The Company also incurred a loss on extinguishment of debt of approximately $2.8 million related to the assumption of The Avenue East Cobb mortgage note payable by the venture formed with Prudential in 2006.

The Company had $311.0 million drawn on its Credit Facility as of December 31, 2008 and, net of $4.2 million reserved for outstanding letters of credit, the Company had $184.8 million available for future borrowings under this facility. The Company had outstanding performance bonds totaling approximately $5.5 million. The majority of the Company’s debt is fixed-rate long-term mortgage notes payable, most of which is non-recourse to the Company. The 333 and 555 North Point Center East note payable, $5.0 million of the Terminus 100 mortgage note payable, a portion of the miscellaneous notes, and the credit and term facilities are recourse to the Company, which in total equaled approximately $444.1 million at December 31, 2008. Assets with carrying values of $396.6 million were pledged as security on the $498.1 million non-recourse debt of the Company. As of December 31, 2008, the weighted average maturity of the Company’s consolidated debt was 3.9 years. As of December 31, 2008, outstanding commitments for the construction and design of real estate projects, including an estimate for unfunded tenant improvements at operating properties, totaled approximately $117.7 million.

At December 31, 2008 and 2007, the estimated fair value of the Company’s notes payable was approximately $904.1 million and $680.9 million, respectively, calculated by discounting future cash flows at estimated rates at which similar loans would have been obtained at December 31, 2008 and 2007. This fair value calculation is considered to be a Level 2 calculation under the guidelines as set forth in SFAS No. 157, as the Company utilizes market rates for similar type loans from third party brokers.

For the years ended December 31, 2008, 2007 and 2006, interest was recorded as follows ($ in thousands):

	2008	2007	2006

Interest expensed	$33,151	$8,816	$11,119
Interest capitalized	14,894	23,344	20,554

Total interest incurred	$48,045	$32,160	$31,673

Lease Commitments Table

The Company has future lease commitments under ground leases and operating leases, including where the Company is the sublessee, for office space aggregating approximately $25.9 million over weighted average remaining terms of 74.4 and 2.6 years, respectively. The Company recorded lease expense of approximately

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$777,000, $876,000, and $2.1 million in 2008, 2007 and 2006, respectively. Amounts due under these lease commitments are as follows ($ in thousands):

2009	$2,237
2010	3,967
2011	4,049
2012	817
2013	115
Thereafter	14,665

$25,850

4.	DEFERRED GAIN

The deferred gain of $171.8 million and $171.9 million at December 31, 2008 and 2007, respectively, arose from two transactions with affiliates of The Prudential Insurance Company of America (“Prudential”) discussed as follows:

CP Venture LLC (“CPV”)

In 1998, the Company and Prudential entered into an agreement whereby the Company contributed interests in certain operating properties it owned to a venture and Prudential contributed an equal amount of cash. The venture was structured such that the operating properties were owned by CP Venture Two LLC (“CPV Two”) and the cash was held by CP Venture Three LLC (“CPV Three”). Upon formation, the Company owned an effective interest in CPV Two of 11.5%, and an effective interest in CPV Three of 88.5%, with Prudential owning the remaining effective interests of each entity. The Company’s effective interest in CPV Two was reduced to 10.4% in 2006. The Company accounts for its interest in CPV Two under the equity method (see Note 5), and the Company consolidates CPV Three. There is no minority interest on the Consolidated Balance Sheets as of December 31, 2008 for Prudential’s ownership in CPV Three, as their capital and returns have been distributed.

The Company determined that the transaction qualified for accounting purposes as a sale of the properties to the venture pursuant to SFAS No. 66, although the gain was deferred because the legal consideration the Company received from this transaction was a controlling interest in CPV Three as opposed to cash. The majority of the original deferred gain related to CPV was recognized when sufficient cash was distributed. The deferred gain was $4.8 million and $4.9 million in 2008 and 2007, respectively. The Company will recognize the deferred gain as the underlying properties in CPV Two are depreciated or sold.

CP Venture IV Holdings LLC (“CPV IV”)

In 2006, the Company and Prudential entered into another set of agreements whereby the Company contributed interests in certain operating properties it owned to a venture, CPV IV, and Prudential contributed an equal amount of cash. The venture was structured such that the operating properties were owned by CP Venture Five LLC (“CPV Five”), and the cash was held by CP Venture Six LLC (“CPV Six”), both of which are wholly-owned by CPV IV. Upon formation, the Company owned an effective interest in CPV Five of 11.5%, and an effective interest in CPV Six of 88.5%, with Prudential owning the remaining effective interests of each entity. The Company accounts for its interest in CPV Five under the equity method (see Note 5), and the Company consolidates CPV Six, with Prudential’s share of the results recorded as minority interest. Prudential’s minority interest in CPV Six totaled approximately $36.9 million at December 31, 2008.

The Company contributed its interests in five properties valued initially at $340.0 million, and Prudential contributed cash of $300.0 million and assumed the mortgage debt valued at $40.0 million on one of the contributed properties. In 2007, Prudential contributed an additional $20.6 million to CPV IV as certain conditions were

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

satisfied with respect to the expansions of two of the contributed properties. The cash contributed by Prudential will be used by CPV Six primarily to develop commercial real estate projects or to make acquisitions of real estate. In 2008, the Company conveyed its interests in two retail centers which were under development to CPV Six. Prudential receives a priority current return of 6.5% per annum on an amount equal to 11.5% of its capital contributions to the venture, in addition to a liquidation preference. After these preferences, the Company is entitled to certain priority distributions related to the properties developed or acquired by CPV Six after which, the Company and Prudential share residual distributions, if any, with respect to cash flows from CPV Six, 88.5% to the Company and 11.5% to Prudential.

The Company determined that the transaction qualified for accounting purposes as a sale of the properties to the venture pursuant to SFAS No. 66. However, because the legal consideration the Company received from this transaction was a controlling interest in CPV Six as opposed to cash, the Company determined that the gain on the transaction should be deferred. The Company will reduce the deferred gain as properties are sold by CPV Five and as distributions above certain thresholds are made by CPV Six. The gain was included in Deferred Gain on the Company’s Consolidated Balance Sheets and was calculated as 88.5% of the difference between the book value of the Properties and the fair value as detailed above. The balances in Deferred Gain related to this venture were approximately $167 million at December 31, 2008 and 2007. This deferred gain may be recognized in future periods if cash distributed by CPV Six to the Company exceeds 10% of the aggregate value of the Properties. In February 2009, CPV Six distributed cash to its partners which exceeded the 10% threshold. Therefore, the Company expects the Deferred Gain will be recognized in income in 2009.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

The following information summarizes financial data and principal activities of unconsolidated joint ventures. The information included in the following table entitled Summary of Financial Position is as of December 31, 2008 and 2007. The information included in the Summary of Operations table is for the years ended December 31, 2008, 2007 and 2006 ($ in thousands).

							Company’s
	Total Assets		Total Debt		Total Equity		Investment
	2008	2007	2008	2007	2008	2007	2008	2007

SUMMARY OF FINANCIAL POSITION:
CP Venture IV LLC entities	$340,452	$359,058	$36,834	$38,137	$289,938	$302,679	$16,797	$17,764
Charlotte Gateway Village, LLC	166,006	172,781	122,362	133,864	42,423	37,409	10,434	10,468
CF Murfreesboro Associates	134,284	120,579	109,926	88,127	21,756	21,366	13,126	12,383
Palisades West LLC	131,505	44,526	—	—	74,440	37,429	38,757	19,106
CL Realty, L.L.C.	126,728	124,422	4,901	6,350	118,044	114,490	72,855	71,195
CP and CPV Two	101,820	107,384	—	—	100,519	105,615	3,420	3,944
Terminus 200 LLC	88,927	34,040	44,328	1,073	34,102	30,568	20,154	19,163
Temco Associates, LLC	61,832	63,504	3,198	3,397	58,262	59,042	29,799	30,508
Crawford Long — CPI, LLC	37,225	39,847	50,661	51,558	(14,364)	(12,830)	(5,936)	(5,171)
Ten Peachtree Place Associates	24,138	25,502	27,871	28,373	(4,161)	(3,279)	(3,563)	(3,136)
Wildwood Associates	21,431	21,640	—	—	21,339	21,552	(1,581)	(1,474)
TRG Columbus Dev Venture, Ltd.	11,087	108,448	—	5,128	4,714	63,945	1,179	28,081
Glenmore Garden Villas LLC	9,985	3,197	7,990	1,596	1,167	1,200	1,134	874
Pine Mountain Builders, LLC	7,973	7,569	2,781	2,347	2,682	2,553	1,920	1,551
Handy Road Associates, LLC	5,381	5,407	3,294	3,204	1,989	2,173	2,142	2,202
Other	658	686	—	—	659	650	213	212
CPI/FSP I, L.P.	6	3,188	—	—	—	3,137	—	1,600
CSC Associates, LP	—	2,150	—	—	—	414	—	207

	$1,269,438	$1,243,928	$414,146	$363,154	$753,509	$788,113	$200,850	$209,477

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

							Company’s
							Share of
	Total Revenues			Net Income (Loss)			Net Income (Loss)
	2008	2007	2006	2008	2007	2006	2008	2007	2006

SUMMARY OF OPERATIONS:
CP Venture IV LLC entities	$36,188	$34,774	$15,326	$4,808	$6,158	$2,095	$1,051	$1,248	$1,831
Charlotte Gateway Village, LLC	31,292	31,212	30,753	6,286	5,708	5,048	1,176	1,176	1,176
CF Murfreesboro Associates	9,970	1,780	—	389	(332)	—	36	(202)	—
Palisades West LLC	1,227	276	—	539	253	(21)	257	127	(11)
CL Realty, L.L.C.	8,315	7,393	24,922	6,780	3,374	11,144	2,882	998	6,491
CPV and CPV Two	19,882	20,259	20,546	9,156	23,252	15,577	955	2,401	1,792
Terminus 200 LLC	414	—	—	(12)	(386)	—	(6)	(193)	—
Temco Associates, LLC	6,426	8,305	46,796	940	256	15,574	543	161	7,387
Crawford Long — CPI, LLC	11,309	10,752	10,512	1,626	1,477	1,176	807	693	540
Ten Peachtree Place Associates	7,269	7,004	6,871	518	317	664	274	174	373
Wildwood Associates	1	8	—	(213)	(178)	(188)	(107)	(89)	(94)
TRG Columbus Dev. Venture, Ltd.	57,645	8,756	96,737	7,435	275	27,494	1,892	(184)	10,344
Glenmore Garden Villas LLC	—	—	—	(33)	—	—	(16)	—	—
Pine Mountain Builders, LLC	4,250	2,827	17,829	336	206	2,020	153	41	739
Handy Road Associates, LLC	—	4	187	(237)	(350)	(344)	(120)	(175)	(293)
Other	—	—	182	(157)	(95)	3,131	(28)	(34)	723
CPI/FSP I, L.P.	4,448	—	—	1,017	(54)	(46)	(33)	(21)	(23)
CSC Associates, L.P.	20	(11)	174	(3)	(49)	289,464	5	(25)	142,108

	$198,656	$133,339	$270,835	$39,175	$39,832	$372,788	$9,721	$6,096	$173,083

CPV IV — See Note 4 for further description. Upon formation of CPV IV in June 2006, the Company recorded its investment in CPV IV at an amount equal to 11.5% of its original cost basis in the CPV IV Properties. The Company recognized equity income from the operations of CPV Five beginning on the formation date based on its percentage interest in CPV Five. As of December 31, 2008, CPV Five owned five retail properties totaling approximately 1.2 million rentable square feet; three in suburban Atlanta, Georgia and two in Viera, Florida. CPV Five has a mortgage note payable secured by one property with a carrying value of $36.8 million, a maturity of August 1, 2010 and an interest rate of 8.39%. The assets of the venture in the above table include a cash balance of approximately $3.4 million at December 31, 2008.

Gateway — Gateway is a joint venture between the Company and Bank of America Corporation (“BOA”) and owns and operates Gateway Village, a 1.1 million rentable square foot office building complex in downtown Charlotte, North Carolina. The project is 100% leased to BOA through 2016. Gateway’s net income or loss and cash distributions are allocated to the members as follows: first to the Company so that it receives a cumulative compounded return equal to 11.46% on its capital contributions, second to BOA until it has received an amount equal to the aggregate amount distributed to the Company and then 50% to each member. The Company’s total project return on Gateway is estimated to be ultimately limited to an internal rate of return of 17% on its invested capital. Gateway has a mortgage note payable with an original principal of $190 million, a maturity of December 1, 2016 and an interest rate of 6.41%. The assets of the venture in the above table include a cash balance of approximately $1.8 million at December 31, 2008.

CF Murfreesboro Associates (“CF Murfreesboro”) — In 2006, the Company formed CF Murfreesboro, a 50-50 joint venture between the Company and an affiliate of Faison Associates, to develop The Avenue Murfreesboro, an 810,000 square foot retail center in suburban Nashville, Tennessee. The development of the center was financed mainly by a construction loan, with a maximum amount available of $131 million, an interest rate of LIBOR plus 1.15% and a maturity date of July, 2010, with the retail center serving as collateral. Approximately $109.9 million has been drawn on the construction loan as of December 31, 2008. In addition

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Company has a repayment guarantee (equal to 20% of the maximum available) that reduces to 12.5% if certain leasing and financial performance criteria are met, which have not been met to-date. The Company recorded a liability of approximately $262,000 representing the estimated fair value of the guarantee at the date of inception. The retail center partially opened in the fourth quarter of 2007, and remains in the lease-up phase as of December 31, 2008. The assets of the venture in the above table include cash and restricted cash balances of approximately $7.0 million at December 31, 2008.

Palisades West LLC (“Palisades”) — In 2006, the Company formed Palisades in which it holds a 50% interest, with Dimensional Fund Advisors (“DFA”) as a 25% partner and Forestar (USA) Real Estate Group (“Forestar”) as the other 25% partner. Upon formation, the Company contributed land and the other partners contributed an equal amount in cash. Palisades constructed and holds two office buildings totaling 373,000 square feet in Austin, Texas. One of the buildings contains 216,000 square feet, is 100% leased to DFA and opened in the fourth quarter of 2008. The other building contains 157,000 square feet, is 21% leased to Forestar and became partially operational in the fourth quarter of 2008. The assets of the venture in the above table include a cash balance of approximately $5.3 million at December 31, 2008.

CL Realty, L.L.C. (“CL Realty”) — CL Realty is a 50-50 joint venture between the Company and Forestar Realty Inc. and is in the business of developing and investing primarily in single-family residential lot projects. As of December 31, 2008, CL Realty was in various stages of development, either directly or through investments in joint ventures, on 15 residential projects, 10 of which are in Texas, two in Georgia and three in Florida. CL Realty sold 177, 361 and 973 lots in 2008, 2007, and 2006, respectively, and 7,632 lots remain to be developed and/or sold at December 31, 2008. The venture also sold 61, 10 and 134 acres of land in 2008, 2007 and 2006, respectively, and has interests in 559 remaining acres of land, which it intends to develop or sell as undeveloped tracts. The assets of the venture in the above table include a cash balance of approximately $1.8 million at December 31, 2008. CL Realty has construction loans at various projects, detailed as follows ($ in thousands):

		CL Realty’s
	Total	Ownership	Maturity	Rate End of
Description (Interest Rate Base, if not fixed)	Debt	Percentage	Date	Year

CL Realty:
Consolidated:
Summer Lakes (Prime + 1.5%)	$2,481	100%	2/22/2009	4.75%
McKinney Village Park (LIBOR + 2.25%)	1,195	100%	3/28/2009	2.69%
Waterford Park (Prime + 1.5%)	1,225	100%	5/8/2009	4.75%

TOTAL	$4,901

Joint Ventures:
Blue Valley (Prime)	22,960	25%	9/30/2009	3.25%
Long Meadow Farms (Prime)	1,812	37.5%	9/8/2009	3.25%
Stonewall Estates (Prime)	3,075	50%	5/31/2010	3.25%

TOTAL	$27,847

CL Realty has received a verbal commitment from the lender to extend the maturity date of the Summer Lakes loan. If the loan is not extended, the loan will be repaid using cash on hand at the venture and/or partner contributions. CL Realty intends to refinance the remaining loans due in 2009 or obtain partner contributions to repay.

CPV and CPV Two — As discussed in Note 4 above, the Company and Prudential formed CPV and CPV Two to own and operate certain retail and office properties. Through December 29, 2006, the Company owned an effective 11.5% interest in the properties owned by CPV Two. At December 29, 2006, the Company’s effective

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ownership in CPV Two decreased to 10.4%, while Prudential’s increased to 89.6%. As of December 31, 2008, CPV Two owned one office building totaling 69,000 rentable square feet and three retail properties totaling approximately 934,000 rentable square feet. The assets of the venture in the above table include a cash balance of approximately $1.2 million at December 31, 2008.

In 2006, CPV Two sold an office building to an unrelated third party for approximately $22.8 million, and recorded a gain on this sale of approximately $6.4 million. In 2007, CPV Two sold a retail center to an unrelated third party for approximately $20.9 million and recorded a gain on this sale of approximately $11.8 million. The Company recorded its share of the gains through Income from Unconsolidated Joint Ventures.

Terminus 200 LLC (“T200”) — In 2007, the Company formed T200, a 50-50 joint venture with an affiliate of Prudential. While each partner has a 50% interest in T200, cash flows may be allocated according to varying percentages based on certain performance criteria of the project, with the Company having a potentially higher percentage. T200 was formed for the purpose of developing and owning an office building, along with ancillary retail and commercial space, in the Terminus project in Atlanta, Georgia. Upon formation, T200 entered into a $138 million construction loan to fund construction, at an interest rate of LIBOR plus 1.65% and a maturity in 2011, on which $44.3 million had been drawn as of December 31, 2008. If certain criteria are met, the loan may be extended for two, one-year renewal terms. The repayment of the loan is guaranteed equally by the two partners, limited to a principal amount of $17.25 million each. The Company recorded a liability of $173,000 representing the estimated fair value of the guarantee at the date of inception. The Company also has a completion guarantee under the loan, for which the liability was estimated to be nominal. In addition, the Company is required to fund construction costs to T200 for amounts over certain limits, which it has determined is not probable, and the fair value of this guarantee is estimated to be nominal.

Temco Associates, LLC (“Temco”) — Temco is a 50-50 joint venture between the Company and Forestar Realty Inc. As of December 31, 2008, Temco was in various stages of development, either directly or through investments in joint ventures on four single-family residential communities in Georgia with 1,554 total projected lots remaining to be developed and/or sold. During 2008, 2007 and 2006, Temco sold 8, 75 and 477 lots, respectively. Temco sold 487, 130 and 1,088 acres of land during 2008, 2007 and 2006, respectively, and has interests in 5,954 remaining acres of land, which it intends to develop or sell as undeveloped tracts. Temco has debt of $3.2 million secured by the golf course at one of its residential developments. This debt matures March 2009 and carries an interest rate of 7.98%. Temco expects to refinance or repay the loan with partner contributions when due.

Crawford Long — CPI, LLC (“Crawford Long”)  — Crawford Long is a 50-50 joint venture between the Company and Emory University and owns the Emory University Hospital Midtown Medical Office Tower, a 358,000 rentable square foot medical office building located in Midtown Atlanta, Georgia. Crawford Long has a mortgage note payable with an original principal of $55 million, a maturity of June 1, 2013 and an interest rate of 5.9%. Loan proceeds were in excess of the building basis, resulting in negative equity. The assets of the venture in the above table include a cash balance of approximately $1.0 million at December 31, 2008.

Ten Peachtree Place Associates (“TPPA”) — TPPA is a 50-50 joint venture between the Company and a wholly-owned subsidiary of The Coca-Cola Company, and owns Ten Peachtree Place, a 260,000 rentable square foot office building located in midtown Atlanta, Georgia. TPPA has a mortgage note payable for an original principal of $30 million with a maturity of April 1, 2015 and an interest rate of 5.39%. Loan proceeds were in excess of the building basis, resulting in negative equity. The assets of the venture in the above table include cash and restricted cash balances of approximately $2.5 million at December 31, 2008.

TPPA pays cash flows from operating activities, net of note principal amortization, to repay additional capital contributions made by the partners plus 8% interest on these contributions until August 1, 2011. After August 1, 2011, the next $15.3 million of cash flows (including any sales proceeds) will be distributed 15% to the Company and 85% to its partner. Thereafter, each partner is entitled to receive 50% of cash flows.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Wildwood Associates (“Wildwood”) — Wildwood is a 50-50 joint venture between the Company and IBM which owns approximately 36 acres of undeveloped land in Wildwood Office Park. At December 31, 2008, the Company’s investment in Wildwood was a credit balance of $1.6 million. This credit balance resulted from the fact that cumulative distributions from Wildwood over time have exceeded the Company level basis in its contributions. In accordance with Statement of Position 78-9, “Accounting for Investments in Real Estate Ventures,” this credit balance will reduce as the venture’s remaining land is sold. The Company does not have any obligation to fund Wildwood’s working capital needs.

TRG Columbus Development Venture, Ltd. (“TRG”) — TRG is 40% owned by 50 Biscayne Ventures, LLC (“Biscayne”), and 60% owned by The Related Group of Florida (“Related”). Biscayne is the limited partner in the venture and recognizes 40% of the income, after a preferred return to each partner on their equity investment and return of capital. Biscayne is 88.25% owned by the Company, and is therefore consolidated by the Company, with the results of operations for the remaining 11.75% interest recorded in minority interest. TRG constructed a 529-unit condominium project in Miami, Florida, which was financed mainly by a construction loan that was repaid in full in January 2008. TRG recognized revenue on condominium sales using a mix of the percentage of completion method and the completed contract method over the duration of the venture. The majority of the condominium unit sales closed in 2008 and 2007 and, as of December 31, 2008, four commercial units remain unsold. In addition, TRG financed the sale of five residential units, for which full profit recognition has not occurred. The majority of the proceeds from the sales have been distributed to the partners. The assets of the venture in the above table include cash and restricted cash balances of approximately $8.4 million at December 31, 2008.

Glenmore Garden Villas, LLC (“Glenmore”) — Glenmore, a 50-50 joint venture, was formed in 2007 between CREC and First Landmark, U.S.A., LLC, in order to develop a townhome project in Charlotte, North Carolina. At December 31, 2008, the project was partially under construction and no units have been sold. Upon formation, Glenmore entered into two notes with a maximum amount available of $13.5 million at an interest rate of LIBOR + 2.25% and a maturity date of October 3, 2010. At December 31, 2008, the amount drawn on the notes was approximately $8.0 million. Each of the two partners in Glenmore guarantee 50% of the payment of principal and interest on the notes described above, which totals a maximum liability to each partner of $6.75 million. No liability was recognized for this guarantee as the fair value was estimated to not be significant.

Pine Mountain Builders, LLC (“Pine Mountain Builders”) — Pine Mountain Builders is a 50-50 joint venture between the Company and Fortress Construction Company that constructs homes at three of the Company’s residential communities. During 2008, 2007 and 2006, Pine Mountain Builders sold 7, 6 and 42 homes, respectively. Pine Mountain Builders has loans related to speculative houses constructed with balances totaling approximately $2.8 million at December 31, 2008 and maturity dates at various dates in 2009. All the loans bear interest at Prime.

Handy Road Associates, LLC (“Handy Road”) — Handy Road is a 50-50 joint venture between the Company and Handy Road Managers, LLC, and owns 1,187 acres of land in suburban Atlanta, Georgia for future development and/or sale. Handy Road has a $3.3 million note payable that is guaranteed by the partners of Handy Road Managers, LLC, has a maturity of March 2010, and an interest rate of Prime plus 0.5%.

CPI/FSP I, L.P. (“CPI/FSP”) — CPI/FSP was a 50-50 limited partnership between the Company and a venture owned by CommonWealth Pacific LLC and CalPERS, which owned an approximately 6 acre pad of land in Austin, Texas. In 2008, the Company purchased this land from CPI/FSP, and expects to develop and/or sell this land in the future. The venture recognized income from this sale, although the Company did not recognize its share in income from joint ventures, due to the related party nature of the transaction.

CSC Associates, L.P. (“CSC”) — CSC was a 50-50 limited partnership between the Company and a wholly-owned subsidiary of Bank of America Corporation. In September 2006, CSC sold its single asset, the 1.3 million square foot Bank of America Plaza in Atlanta, Georgia for a sales price of $436 million. CSC recognized a gain of approximately $273 million and distributed a majority of the equity of the venture to each partner.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Additional Information — During the development or construction of an asset, the Company and its partners may be committed to provide funds pursuant to a development plan. However, in general, the Company does not have any obligation to fund the working capital needs of its unconsolidated joint ventures. The partners may elect in their discretion to fund cash needs if the venture required additional funds to effect re-leasing or had other specific needs. Additionally, at December 31, 2008, the Company generally does not guarantee the outstanding debt of any of its unconsolidated joint ventures, except for customary “non-recourse carve-out” guarantees of certain mortgage notes, $26.2 million of the CF Murfreesboro construction loan, $17.3 million of the T200 construction loan, and $6.75 million of the Glenmore construction loan.

The Company recognized $10.0 million, $9.1 million, and $9.3 million of development, leasing, and management fees as well as expense reimbursements from unconsolidated joint ventures in 2008, 2007 and 2006, respectively. See Note 2, Fee Income, for a discussion of the accounting treatment for fees from unconsolidated joint ventures.

6.	STOCKHOLDERS’ INVESTMENT

Long-Term Incentive Compensation

1999 Incentive Stock Plan:

The Company maintains the 1999 Incentive Stock Plan (the “1999 Plan”), which allows the Company to issue awards of stock options, stock grants or stock appreciation rights. As of December 31, 2008, 1,763,665 shares were authorized to be awarded pursuant to the 1999 Plan. The Company also maintains the 1995 Stock Incentive Plan, the Stock Plan for Outside Directors and the Stock Appreciation Rights Plan (collectively, the “Predecessor Plans”) under which stock awards have been issued.

Stock Options — At December 31, 2008, the Company had 6,418,536 stock options outstanding to key employees and outside directors pursuant to both the 1999 Plan and the Predecessor Plans. The Company typically uses authorized, unissued shares to provide shares for option exercises. All stock options have a term of 10 years from the date of grant. Options granted on or after December 28, 2000 have a vesting period of four years. In 2006, the stock option certificates for grants after December 11, 2006 were amended to include a stock appreciation right. A stock appreciation right permits an employee to waive his or her right to exercise the stock option and to instead receive the value of the option, net of the exercise price and tax withholding, in stock, without requiring the payment of the exercise. Outside director stock options are fully vested on the date of grant under the 1999 Plan.

In 2006, the Company amended all stock option certificates outstanding to add a retirement feature. Employees who meet the requirements of the retirement feature vest immediately in their stock options upon retirement. Accordingly, the Company immediately expensed any unamortized compensation for stock options for those employees who met the requirements upon adoption. In addition, the Company adjusted the vesting periods for options outstanding to reflect accelerated expense for employees who will become retirement-eligible within the next four years. In addition, an employee who meets the requirements of the retirement feature will have the remaining original term to exercise their stock options after retirement. The Company recognized additional compensation expense of $716,000, before any capitalization to projects under development or income tax benefit, in 2006 related to this modification. The certificates currently allow for an exercise period of one year after termination for employees who are not retirement-eligible. In 2008, the Company amended the stock option certificates of a former executive to allow for the original exercise periods for his vested grants to remain intact after termination and recognized expense of $292,000 related to this modification.

The Company estimates the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model. The risk free interest rate utilized in the Black-Scholes calculation is the interest rate on U.S. Treasury Strips having the same life as the estimated life of the Company’s option awards. The assumed dividend yield is based on the expected dividend yield over the options’ expected life using historical data, adjusted for certain events. Expected life of the options granted was computed using historical data for certain grant years

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reflecting actual hold periods plus an estimated hold period for unexercised options outstanding using the mid-point between the grant date and the expiration date. Expected volatility is based on the historical volatility of the Company’s stock over a period relevant to the related stock option grant. For grants occurring after adoption of SFAS No. 123R, the Company expenses stock options with graded vesting using the straight-line method over the vesting period.

For 2008, 2007 and 2006, the Company computed the value of all stock options granted using the Black-Scholes option pricing model with the following assumptions and results:

	2008	2007	2006

Assumptions
Risk-free interest rate	2.62%	3.60%	4.47%
Assumed dividend yield	5.04%	5.00%	4.58%
Assumed lives of option awards (in years)	5.76	5.80	6.61
Assumed volatility	0.268	0.245	0.193
Results
Weighted average fair value of options granted	$3.74	$3.74	$4.93

The Company recognizes compensation expense over the vesting period of the options, with the offset recognized in additional paid-in capital. During 2008, 2007 and 2006, approximately $2.6 million, $3.1 million and $3.6 million, respectively, was recognized as compensation expense related to the options for employees and directors, before capitalization to projects under development or income tax benefit. The Company anticipates recognizing $3.4 million in future compensation expense related to stock options, which will be recognized over a weighted average period of 1.7 years. The total intrinsic value of options exercised during 2008 was $1.0 million. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. In 2008, cash received from the exercise of options equaled $1.5 million.

The following is a summary of stock option activity under the 1999 Plan and the Predecessor Plans for the year ended December 31, 2008 (in thousands, except per share amounts and years):

		Weighted Average	Aggregate	Weighted-Average
	Number of	Exercise Price	Intrinsic	Remaining
	Options	per Option	Value	Contractual Life

1999 Plan and Predecessor Plans
Outstanding, beginning of year	6,732	$23.79
Granted	48	24.71
Exercised	(98)	15.97
Forfeited	(263)	28.26

Outstanding, end of year	6,419	$23.74	$4	5.2 years

Options exercisable at end of year	5,308	$22.77	$4	4.6 years

Stock Grants — As indicated above, the 1999 Plan provides for stock grants, which may be subject to specified performance and vesting requirements.

In 2006, 143,310 shares of performance accelerated restricted stock (“PARS”) granted previously to certain key employees vested. Compensation expense related to the PARS, before any capitalization to projects under development and income tax benefit, was approximately $449,000 in 2006. The total fair value of the PARS which vested during 2006 was $5.1 million.

At December 31, 2008, the Company had 56,094 shares of restricted stock outstanding to certain key employees and directors. The Company recorded the restricted stock in Common Stock and Additional Paid-in

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Capital on the grant date, with the offset also recorded in stockholders’ equity. As the restricted stock vests over its four-year life, the Company records compensation expense in accordance with SFAS No. 123R. Compensation expense related to the restricted stock, before any capitalization to projects under development or income tax benefit, was approximately $1.9 million, $2.5 million and $2.9 million in 2008, 2007 and 2006, respectively. As of December 31, 2008, the Company had recorded $1.3 million of unrecognized compensation cost included in additional paid-in capital related to restricted stock, which will be recognized over a weighted average period of 1.8 years. The total fair value of restricted stock which vested during 2008 was $843,000. The following table summarizes restricted stock activity during 2008:

		Average
	Number of	Grant Date
	Shares	Fair Value
	(In thousands)

Non-vested stock at December 31, 2007	134	$26.77
Granted	6	24.71
Vested	(66)	28.88
Forfeited	(18)	25.72

Non-vested stock at December 31, 2008	56	$24.35

Restricted Stock Unit Plan:

In 2005, the Company adopted the 2005 Restricted Stock Unit Plan (the “RSU Plan”), under which 140,995 RSUs were outstanding as of December 31, 2008. An RSU is a right to receive a payment in cash equal to the fair market value of one share of the Company’s stock on the vesting date. The Company records compensation expense for RSUs over the vesting period and adjusts the expense and related liability based upon the market value of the Company’s common stock at each reporting period. Employees with RSUs receive dividend payments during the vesting period equal to the common dividends per share paid by the Company for each RSU held, which is also recorded in compensation expense.

The RSU Plan was amended in 2006 to permit issuances to directors and to add a retirement feature. Employees who meet the requirements of the retirement feature vest fully in their RSUs outstanding upon retirement. Accordingly, in 2006, the Company accelerated any unamortized compensation expense for RSUs where employees met the requirements even if the employee had not retired. In addition, the Company adjusted the vesting period for employees who will become eligible under this feature before the end of their original vesting period. During 2008, 2007 and 2006, approximately $866,000, $1.8 million and $3.0 million (including dividend payments), respectively, was recognized as compensation expense related to the RSUs for employees and directors, before capitalization to projects under development or income tax benefit.

In 2006, the Company also amended the RSU Plan to allow for grants of Performance Based RSUs, of which 172,489 are outstanding at December 31, 2008. The Performance Based RSUs were granted to two executives of the Company in 2006 and will vest five years from the date of grant, if certain performance, service and market conditions are met. The Performance Based RSUs do not receive dividends. In 2008, one of the executives who had been granted these RSUs retired. In connection with this retirement, the Performance Based RSU certificate was modified to change the service condition for this executive and to allow him to earn 57% of the award, which reflects the period from the date of grant to his retirement, if the other conditions are met on the vesting date. The Company expenses the fair value of these RSUs over the vesting period utilizing the Monte Carlo valuation method. In 2008, the fair value of the Performance Based RSUs declined, which resulted in a reversal of previously recognized expense of approximately $1.5 million, compared to expense of approximately $467,000 and $1.1 million in 2007 and 2006, respectively, before capitalization to projects under development or income tax benefit.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2008, the Company estimates future expense associated with both types of RSUs of approximately $1.6 million, which will be recognized over a weighted average period of 1.6 years. The total cash paid for RSUs and dividends in 2008 was $1.3 million. The following table summarizes RSU activity for 2008 (in thousands):

Outstanding at December 31, 2007	469
Vested	(80)
Forfeited	(75)

Outstanding at December 31, 2008	314

Other Stockholder Investment Information

Preferred Stock:

At December 31, 2008, the Company had 2,993,090 shares outstanding of its 7.75% Series A Cumulative Redeemable Preferred Stock (liquidation preference of $25 per share), and 3,791,000 shares outstanding of its 7.50% Series B Cumulative Redeemable Preferred Stock (liquidation preference of $25 per share). The Series A preferred stock may be redeemed on or after July 24, 2008 (none of which has been redeemed), and the Series B preferred stock may be redeemed on or after December 17, 2009, both at the Company’s option at $25 per share plus all accrued and unpaid dividends through the date of redemption. Dividends on both the Series A and Series B preferred stock are payable quarterly in arrears on February 15, May 15, August 15 and November 15.

Stock Repurchase Plan:

In 2006, the Board of Directors of the Company authorized a stock repurchase plan, which was to expire on May 9, 2009, and allows the Company to purchase up to five million shares of its common stock. In November 2008, the term of this plan was extended until May 9, 2011. No common stock was repurchased in 2008 or 2006. The Company purchased 878,500 shares in 2007 for an aggregate price of approximately $21.9 million. Prior to 2006, the Company purchased 2,691,582 shares of its common stock for an aggregate price of approximately $64.9 million under previous plans.

In November 2008, the repurchase plan was also expanded to include the repurchase of all Series A and B preferred shares outstanding. In accordance with this plan, in 2008, the Company repurchased 1,006,910 of its Series A preferred stock and 209,000 shares of its Series B preferred stock for an aggregate price of $15.8 million.

Director Fees:

Outside directors may elect to receive any portion of their director fees in stock, based on 95% of the average market price on the date of service. Outside directors elected to receive 11,266, 10,724 and 9,678 shares of stock in lieu of cash for director fees in 2008, 2007, and 2006, respectively.

Ownership Limitations:

In order to minimize the risk that the Company will not meet one of the requirements for qualification as a REIT, Cousins’ Articles of Incorporation include certain restrictions on the ownership of more than 3.9% of the Company’s total common and preferred stock.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Distribution of REIT Taxable Income:

The following is a reconciliation between dividends paid and dividends applied in 2008, 2007 and 2006 to meet REIT distribution requirements ($ in thousands):

	2008	2007	2006

Common and preferred dividends paid	$85,058	$92,032	$266,214
Dividends treated as taxable compensation	(182)	(227)	—
Portion of dividends declared in current year, and paid in current year, which was applied to the prior year distribution requirements	—	(19)	—
Portion of dividends declared in subsequent year, and paid in subsequent year, which will apply to current year distribution requirements	—	—	19

Dividends applied to meet current year REIT distribution requirements	$84,876	$91,786	$266,233

7.	INCOME TAXES

CREC is a taxable entity and its consolidated provision for income taxes is composed of the following for the years ended December 31, 2008, 2007 and 2006 ($ in thousands):

	2008	2007	2006

Current tax provision (benefit):
Federal	$332	$(3,243)	$6,167
State	83	(564)	724

	415	(3,807)	6,891

Deferred tax provision (benefit):
Federal	(8,244)	(571)	(2,703)
State	(941)	(65)	(317)

	(9,185)	(636)	(3,020)

Total income tax provision (benefit)	(8,770)	(4,443)	3,871

Benefit applicable to discontinued operations and sale of investment property	—	20	322

Provision (benefit) for income taxes from operations	$(8,770)	$(4,423)	$4,193

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The net income tax provision differs from the amount computed by applying the statutory federal income tax rate to CREC’s income before taxes for the years ended December 31, 2008, 2007 and 2006 as follows ($ in thousands):

	2008		2007		2006
	Amount	Rate	Amount	Rate	Amount	Rate

Federal income tax provision (benefit)	$(7,821)	34%	$(4,371)	34%	$4,466	34%
State income tax provision, net of federal income tax effect	(431)	2%	(72)	2%	525	4%
Deferred tax adjustments	—	—	—	—	(1,184)	(9)%
Other	(518)	2%	—	—	64	—

CREC provision (benefit) for income taxes	(8,770)	38%	(4,443)	36%	3,871	29%
Provision (benefit) applicable to discontinued operations and sale of investment property	—		20		322

Consolidated provision (benefit) applicable to income from continuing operations	$(8,770)		$(4,423)		$4,193

The tax effect of significant temporary differences representing CREC’s deferred tax assets and liabilities as of December 31, 2008 and 2007 is as follows ($ in thousands):

	2008	2007

Depreciation and amortization	$757	$1,096
Capitalized salaries	—	274
Residential lots basis differential	—	1,263
Charitable contributions	808	628
Condominium basis differential	1,952	—
Interest carryforward	13,318	—
Other	524	358

Total deferred tax assets	17,359	3,619

Income from unconsolidated joint ventures	(7,490)	(3,400)
Residential lots basis differential	(963)	—
Capitalized salaries	(9)
Other	—	(507)

Total deferred tax liabilities	(8,462)	(3,907)

Net deferred tax asset (liability)	$8,897	$(288)

The Company has interest carryforwards related to interest deductions of approximately $34.1 million as of December 31, 2008. The Company has recorded a deferred tax asset of $13.3 million reflecting the benefit of the interest carryforward. Although such deferred tax assets do not expire, realization is dependent upon generating sufficient taxable income in the future. Management believes it is more likely than not that all of the deferred tax assets will be realized.

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

During 2008, 2007 and 2006, the Company sold the following properties that met the criteria for discontinued operations:

Rentable
Property Name	Square Feet

2008
3100 Windy Hill Road	188,000
2007
North Point Ground Leases — 5 Parcels	N/A
3301 Windy Ridge Parkway	107,000
2006
The Avenue of the Peninsula	373,000
North Point Ground Leases — 7 Parcels	N/A
Frost Bank Tower	531,000

The following table details the components of Income (Loss) from Discontinued Operations for the years ended December 31, 2008, 2007 and 2006 ($ in thousands):

	2008	2007	2006

Rental property revenues	$35	$842	$23,766
Other income	22	106	3,155
Rental property operating expenses	(668)	(1,516)	(10,257)
Depreciation and amortization	(486)	(846)	(12,866)
Provision for income taxes	—	—	(2)

	$(1,097)	$(1,414)	$3,796

Gain on sale of investment properties included in Discontinued Operations described above is as follows for the years ended December 31, 2008, 2007 and 2006 (net of income taxes and minority interest; $ in thousands):

	2008	2007	2006

3100 Windy Hill Road	$2,436	$—	$—
3301 Windy Ridge Parkway	—	9,892	—
North Point Ground Leases	36	8,164	11,867
Frost Bank Tower	—	61	54,581
The Avenue of the Peninsula	—	(31)	20,053
Hanover Square South	—	—	(146)
Other	—	9	140

	$2,472	$18,095	$86,495

Property sales at joint ventures or sales where the Company has continuing involvement, as defined in EITF No. 03-13, do not qualify for treatment as discontinued operations. CSC sold Bank of America Plaza in September

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2006, and the Company contributed five properties to a venture with Prudential in 2006. Neither the gain on sale nor the results of operations for these properties were treated as discontinued operations.

Purchases of Property

On September 13, 2006, the Company purchased the remaining interests in 191 Peachtree Tower (“191 Peachtree”), a 1.2 million square foot office building in downtown Atlanta, Georgia, for $153.2 million. The Company allocated the purchase price based on the fair value of assets and liabilities acquired. Assets were categorized for 191 Peachtree as land, building, tenant improvements and identifiable intangible assets in accordance with SFAS No. 141. The following table summarizes the fair value of the assets and liabilities acquired ($ in thousands):

Land	$5,080
Building	128,976
Tenant Improvements and FF&E	7,480
Intangible Assets
Above market leases	10,644
In-place leases	2,494

Total intangible assets	13,138

Liabilities:
Below market leases	(747)
Above market ground lease	(727)

Total net assets acquired	$153,200

The following supplemental pro forma financial information is presented for the year ended December 31, 2006. The pro forma financial information is based upon the Company’s historical Consolidated Statements of Income, adjusted as if the acquisition of the remaining interests in 191 Peachtree occurred at the beginning of 2006. The supplemental pro forma financial information is not necessarily indicative of future results or of actual results that would have been achieved had the acquisition of the remaining interests in 191 Peachtree been consummated at the beginning of 2006.

December 31,
2006
($ in thousands, except per share)

Pro Forma
Revenues	$178,437
Income from continuing operations	147,530
Income from discontinued operations	90,291
Net income available to common shareholders	222,571
Per share information:
Basic	$4.39
Diluted	$4.24

In September 2006, the Company acquired Cosmopolitan Center, a 102,000-square-foot office project in Sandy Springs, Georgia, which is on 9.5 acres of land and has long-term redevelopment opportunities, for approximately $12.5 million.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	NOTES AND OTHER RECEIVABLES

At December 31, 2008 and 2007, notes and other receivables included the following ($ in thousands):

	2008	2007

Notes receivable, net of allowance for doubtful accounts of $514 in 2008	$12,757	$8,273
Cumulative rental revenue recognized on a straight-line basis in excess of revenue accrued in accordance with lease terms (see Note 2)	24,674	15,864
Tenant and other receivables, net of allowance for doubtful accounts of $2,250 and $883 in 2008 and 2007, respectively	13,836	20,277

	$51,267	$44,414

Fair Value — At December 31, 2008 and 2007, the fair value of the Company’s notes receivable was approximately equal to book value. The fair value was calculated by discounting future cash flows from the notes receivable at estimated rates in which similar loans would have been made at December 31, 2008 and 2007. This fair value calculation is considered to be a Level 3 calculation under the guidelines as set forth in SFAS No. 157, as the Company utilizes internally generated assumptions regarding current interest rates at which similar instruments would be executed.

10.	OTHER ASSETS

At December 31, 2008 and 2007, Other Assets included the following ($ in thousands):

	2008	2007

Investment in Verde	$9,376	$9,376
FF&E and leasehold improvements, net of accumulated depreciation of $11,540 and $9,761 as of December 31, 2008 and 2007, respectively	5,845	6,341
Airplane and related deposit, net of accumulated depreciation of $965 and $1,216 as of December 31, 2008 and 2007, respectively	14,408	14,191
Predevelopment costs and earnest money	16,302	16,692
Lease inducements, net of accumulated amortization of $931 and $235 as of December 31, 2008 and 2007, respectively	13,903	3,735
Loan closing costs, net of accumulated amortization of $3,035 and $1,448 as of December 31, 2008 and 2007, respectively	5,231	6,497
Prepaid expenses and other assets	2,641	2,575
Deferred tax asset	8,897	—
Intangible Assets:
Goodwill	5,450	5,529
Above market leases, net of accumulated amortization of $9,106 and $6,028 as of December 31, 2008 and 2007, respectively	734	4,598
In-place leases, net of accumulated amortization of $2,270 and $1,589 as of December 31, 2008 and 2007, respectively	543	1,409

	$83,330	$70,943

Investment in Verde relates to a cost method investment in a non-public real estate owner and developer. Intangible assets relate primarily to the acquisitions of the interests in 191 Peachtree and Cosmopolitan Center in 2006 (see Note 8). The Company also acquired intangible liabilities related to the purchases, including below market tenant leases and an above market ground lease, which are recorded within Accounts Payable and Accrued Liabilities on the Consolidated Balance Sheets. Both above and below market tenant leases are amortized into rental

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

revenues over the individual remaining lease terms. The below market ground lease is amortized into rental property operating expenses. In-place leases are amortized into depreciation and amortization expense, also over the individual remaining lease terms. Aggregate amortization related to intangible assets and liabilities was $4.4 million, $5.6 million and $1.8 million for the years ended December 31, 2008, 2007 and 2006, respectively. Over the next five years and thereafter, aggregate amortization of these intangible assets and liabilities is anticipated to be as follows ($ in thousands):

	Below Market	Below Market	Above Market	In Place
	Rents	Ground Lease	Rents	Leases	Total

2009	(127)	(9)	197	120	181
2010	(125)	(9)	197	97	160
2011	(116)	(9)	152	79	106
2012	(48)	(9)	16	60	19
2013	(21)	(9)	16	52	38
Thereafter	(56)	(661)	156	135	(426)

	(493)	(706)	734	543	78

Weighted average amortization period	6.6 years	80.0 years	2.5 years	7.8 years	20.8 years

The Company has goodwill recorded on its Consolidated Balance Sheets, which relates entirely to the office reporting unit. As office assets are sold, either by the Company or by joint ventures in which the Company has an interest, goodwill is allocated to the cost of each sale. The following is a summary of goodwill activity for the years ended December 31, 2008 and 2007 ($ in thousands):

	2008	2007

Beginning Balance	$5,529	$5,602
Allocated to sales	(79)	(73)

Ending Balance	$5,450	$5,529

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	CONSOLIDATED STATEMENTS OF CASH FLOWS — SUPPLEMENTAL INFORMATION

Supplemental information related to cash flows, including significant non-cash activity affecting the Statements of Cash Flows, for the years ended December 31, 2008, 2007 and 2006 is as follows ($ in thousands):

	2008	2007	2006

Interest paid, including defeasance costs, net of amounts capitalized	$31,094	$5,760	$25,220
Net income taxes paid (refunded)	(8,072)	(2,025)	7,386
Non-cash Transactions:
Transfer from projects under development to operating properties	203,504	163,509	100,740
Transfer from projects under development to multi-family units held for sale	72,759	—	—
Change in accumulated other comprehensive loss	12,299	4,302	—
Transfer from other assets to land held for investment	6,419	—	228
Issuance of note receivable for sale of land held for investment	5,172	—	—
Transfer from operating properties to land held for investment	2,600	3,338	7,250
Change in accrued expenditures excluded from development and acquisition expenditures	2,851	5,652	4,964
Transfer from investment in joint ventures to land held for investment	1,570	—	—
Transfer from projects under development to land held for investment	776	4,547	3,198
Transfer from land held for investment to projects under development	99	19,239	4,783
Transfer from land held for investment to investment in joint venture	—	—	12,569
Transfer from land held for investment to operating properties	—	2,868	505
Transfer from operating properties to held-for-sale property	—	—	1,470
Transfers related to venture formations (see Note 5 herein):
Projects under development to investment in joint venture	—	29,637	4,129
Operating properties to investment in joint venture	—	—	15,826
Transfer from minority interest to deferred gain	—	2,363	—
Transfer from other assets to projects under development	—	18,694	802
Transfer from other assets to operating properties	—	136	—
Transfer from other assets to investment in joint ventures, net of tax	—	—	863
Transfer from investment in joint ventures to other assets	—	—	9,376
SAB 51 gain, net of tax, recorded in investment in joint ventures and additional paid-in capital	—	—	453

12.	RENTAL PROPERTY REVENUES

The Company’s leases typically contain escalation provisions and provisions requiring tenants to pay a pro rata share of operating expenses. The leases typically include renewal options and are classified and accounted for as operating leases. In addition, leases for certain retail tenants may include provisions regarding the leased percentage of the property or specifics related to the tenant mix at the center (“co-tenancy clauses”), and, if these criteria are not met, the tenant could request an adjustment to their rental rates or terminate their lease. The table below reflects information prior to the potential invocation of any of these co-tenancy clauses. The majority of the Company’s real estate assets are concentrated in the Southeastern United States.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2008, future minimum rentals to be received by consolidated entities under existing non-cancelable leases, excluding tenants’ current pro rata share of operating expenses, are as follows ($ in thousands):

	Office	Retail	Industrial	Total

2009	$71,768	$29,315	$2,282	$103,365
2010	71,504	31,778	2,326	105,608
2011	67,148	31,252	2,364	100,764
2012	62,755	29,862	682	93,299
2013	59,032	29,940	—	88,972
Subsequent to 2013	302,519	138,320	—	440,839

	$634,726	$290,467	$7,654	$932,847

13.	PROFIT SHARING/401(k) PLAN

The Company has a 401(k) plan which covers active regular employees. Employees are eligible under this plan immediately upon hire, and pre-tax contributions are allowed up to the limits set by the Internal Revenue Service. The Company has a profit sharing plan which covers active regular employees who work a minimum of 1,000 hours per year. The Compensation, Nominating and Governance Committee of the Board of Directors makes an annual, discretionary determination of the percentage contribution of an eligible employees’ compensation that will be made by the Company into the profit sharing plan. In order to be an eligible employee, the employee must, among other factors, be an active employee on January 1 or July 1 and December 31 of that plan year. The Company contributed or plans to contribute approximately $3.3 million, $3.8 million and $3.2 million to the profit sharing plan for the 2008, 2007 and 2006 plan years, respectively.

14.	REPORTABLE SEGMENTS

In 2008, the Company reorganized along functional lines and eliminated its division structure, which was based primarily on product type. The Company’s reportable segments are no longer the same as the functional structure of the Company and, as a result, the Company revised its segment reporting to reflect the manner that information is currently presented to the chief operating decision maker (“CODM”) and conformed 2007 and 2006 to reflect the same presentation.

Under its old structure, the Company had four reportable segments: Office/Multi-family, Retail, Land and Industrial. These segments were consistent with the Company’s division structure and related reporting to the CODM. Under its new structure, the Company has five reportable segments: Office, Retail, Land, Third-Party Management and Multi-Family. These reportable segments represent an aggregation of operating segments reported to the CODM based on similar economic characteristics that include the type of product and nature of service. The Office segment includes results of operations for office properties, both consolidated and at joint ventures. The Retail segment includes results of operations for both consolidated and joint venture-owned retail centers. The Land segment includes results of operations for various tracts of land that are held for investment or future development, and single-family residential communities that are parceled into lots and sold to various homebuilders or sold as undeveloped tracts of land. The Third-Party Management segment includes results of operations for projects where the Company manages, leases and/or develops properties for other owners. The Multi-Family segment includes results of operations for the development and sale of multi-family real estate. The Other segment includes compensation for employees other than those in the specific aforementioned areas, general corporate overhead costs, interest expense for consolidated entities (as financing decisions are made at the corporate level, with the exception of joint venture interest expense, which is included in joint venture results), minority interest in income of consolidated subsidiaries, income taxes, depreciation, and preferred dividends, as well as the operations of the Industrial properties, which are not material for separate presentation.

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

FFO is used by industry analysts, investors and the Company as a supplemental measure of an equity REIT’s operating performance. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, many industry investors and analysts have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. Thus, NAREIT created FFO as a supplemental measure of a REIT’s operating performance that excludes historical cost depreciation, among other items, from GAAP net income. Management believes that the use of FFO, combined with the required primary GAAP presentations, has been fundamentally beneficial, improving the understanding of operating results of REITs among the investing public and making comparisons of REIT operating results more meaningful. Company management evaluates operating performance in part based on FFO. Additionally, the Company uses FFO and FFO per share, along with other measures, to assess performance in connection with evaluating and granting incentive compensation to its officers and other key employees.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment net income, investment in joint ventures and capital expenditures are not presented in the following tables. Management does not utilize these measures when analyzing its segments or when making resource allocation decisions, and therefore this information is not provided. FFO is reconciled to net income on a total company basis.

				Third Party
Year Ended December 31, 2008 (In thousands)	Office	Retail	Land	Management	Multi-Family	Other	Total

Net rental property revenues less rental property operating expenses	$65,060	$23,602	$—	$—	$—	$1,492	$90,154
Fee income	—	—	—	34,337	—	13,325	47,662
Multi-family residential sales, net of cost of sales	—	—	—	—	1,114	—	1,114
Residential, tract and outparcel sales, net of cost of sales	—	—	3,217	—	—	—	3,217
Other income	41	388	—	—	—	3,751	4,180
Gain on sale of undepreciated investment properties	620	3,976	3,896	—	—	2,119	10,611
General and administrative expenses	—	—	—	(25,418)	—	(33,035)	(58,453)
Interest expense	—	—	—	—	—	(33,151)	(33,151)
Impairment loss	—	—	—	—	(2,100)	—	(2,100)
Depreciation and amortization of non-real estate assets	—	—	—	—	—	(3,743)	(3,743)
Other expenses	—	—	—	—	—	(6,049)	(6,049)
Funds from operations from unconsolidated joint ventures	5,134	5,653	3,503	—	1,892	(45)	16,137
Minority interest in income of consolidated subsidiaries	—	—	—	—	—	(2,378)	(2,378)
Benefit for income taxes from operations	—	—	—	—	—	8,770	8,770
Preferred stock dividends	—	—	—	—	—	(14,957)	(14,957)

Funds from operations available to common stockholders	$70,855	$33,619	$10,616	$8,919	$906	$(63,901)	$61,014

Real estate depreciation and amortization — consolidated							(49,668)
Real estate depreciation and amortization — share of unconsolidated joint ventures							(6,416)
Gain on sale of depreciated investment properties							2,660

Net income available to common stockholders							$7,590

Total Assets	$675,813	$455,484	$300,899	$5,335	$78,860	$177,404	$1,693,795

				Third Party
Year Ended December 31, 2007 (In thousands)	Office	Retail	Land	Management	Multi-Family	Other	Total

Net rental property revenues less rental property operating expenses	$45,016	$18,867	$—	$—	$—	$1,949	$65,832
Fee income	—	—	—	23,652	—	12,662	36,314
Multi-family residential sales, net of cost of sales	—	—	—	—	144	—	144
Residential, tract and outparcel sales, net of cost of sales	—	1,017	1,123	—	—	—	2,140
Other income	3,556	1,743	—	—	—	1,236	6,535
Gain on sale of undepreciated investment properties	21	12,518	—	—	—	622	13,161
General and administrative expenses	—	—	—	(25,582)	—	(32,228)	(57,810)
Loss on extinguishment of debt	—	—	—	—	—	(446)	(446)
Interest expense	—	—	—	—	—	(8,816)	(8,816)
Depreciation and amortization of non-real estate assets	—	—	—	—	—	(2,793)	(2,793)
Other expenses	—	—	—	—	—	(2,822)	(2,822)
Funds from operations from unconsolidated joint ventures	4,452	4,100	1,149	—	(185)	(35)	9,481
Minority interest in income of consolidated subsidiaries	—	—	—	—	—	(1,656)	(1,656)
Benefit for income taxes from operations	—	—	—	—	—	4,423	4,423
Preferred stock dividends	—	—	—	—	—	(15,250)	(15,250)

Funds from operations available to common stockholders	$53,045	$38,245	$2,272	$(1,930)	$(41)	$(43,154)	$48,437

Real estate depreciation and amortization — consolidated							(37,849)
Real estate depreciation and amortization — share of unconsolidated joint ventures							(4,571)
Gain on sale of depreciated investment properties							11,655

Net income available to common stockholders							$17,672

Total Assets	$641,929	$397,387	$271,981	$5,293	$77,793	$115,228	$1,509,611

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

				Third Party
Year Ended December 31, 2006 (In thousands)	Office	Retail	Land	Management	Multi-Family	Other	Total

Net rental property revenues less rental property operating expenses	$37,780	$26,198	$—	$—	$—	$608	$64,586
Fee income	—	—	—	20,256	—	15,209	35,465
Multi-family residential sales, net of cost of sales	—	—	—	—	3,731	—	3,731
Residential, tract and outparcel sales, net of cost of sales	—	1,228	3,249	—	—	56	4,533
Other income	2,267	1,582	78	—	—	601	4,528
Gain on sale of undepreciated investment properties	—	11,867	2,481	—	—	—	14,348
General and administrative expenses	—	—	—	(16,056)	—	(42,536)	(58,592)
Interest expense	—	—	—	—	—	(11,119)	(11,119)
Depreciation and amortization of non-real estate assets	—	—	—	—	—	(2,911)	(2,911)
Other expenses	—	—	—	—	—	(2,809)	(2,809)
Funds from operations from unconsolidated joint ventures	16,071	5,384	14,226	—	10,343	260	46,284
Minority interest in income of consolidated subsidiaries	—	—	—	—	—	(4,130)	(4,130)
Provision for income taxes from operations	—	—	—	—	—	(4,195)	(4,195)
Preferred stock dividends	—	—	—	—	—	(15,250)	(15,250)

Funds from operations available to common stockholders, excluding certain losses from extinguishment of debt	$56,118	$46,259	$20,034	$4,200	$14,074	$(66,216)	$74,469

Loss on extinguishment of debt							(18,207)

Funds from operations available to common stockholders							56,262
Real estate depreciation and amortization — consolidated							(40,779)
Real estate depreciation and amortization — share of unconsolidated joint ventures							(8,819)
Gain on sale of depreciated investment properties							210,777

Net income available to common stockholders							$217,441

Total Assets	$537,362	$296,245	$248,005	$5,349	$31,564	$78,228	$1,196,753

	Year Ended December 31,
Reconciliation to Revenues on Consolidated Income Statement	2008	2007	2006

Net rental property revenues less rental property operating expenses	$90,154	$65,832	$64,586
Plus rental property operating expenses	56,607	46,139	33,955
Fee income	47,662	36,314	35,465
Multi-family residential sales, net of cost of sales	1,114	144	3,731
Plus multi-family residential cost of sales	7,330	(124)	19,403
Residential, tract and outparcel sales, net of cost of sales	3,217	2,140	4,533
Plus residential, tract and outparcel cost of sales	3,776	7,809	12,751
(Income) loss from discontinued operations	633	568	(16,664)
Other income	4,158	6,535	4,528

Total consolidated revenues	$214,651	$165,357	$162,288

********

SCHEDULE III
(PAGE 1 of 5)

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES

REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2008
($ in thousands)

				Costs Capitalized		Gross Amount at Which
		Initial Cost		Subsequent		Carried at
		to Company		to Acquisition		Close of Period
					Building		Building					Life on
					and		and					Which De-
					Improvements		Improvements					preciation
		Land			less Cost		less Cost		Accumu-	Date of		in 2008
		and	Buildings	Land	of Sales,	Land	of Sales,		lated	Construc-		Statement
		Improve-	and	and	Transfers	and	Transfers	Total	Deprecia-	tion/	Date	of Income
Description/Metropolitan Area	Encumbrances	ments	Improvements	Improvements	and Other	Improvements	and Other	(a)	tion(a)	Renovation	Acquired	is Computed(b)

LAND HELD FOR INVESTMENT OR FUTURE DEVELOPMENT
North Point Land Suburban Atlanta, GA	$—	$10,294	$—	$23,585	$(30,685)	$33,879	$(30,685)	$3,194	$—	—	1970-1985	—
Terminus Land Atlanta, GA	—	18,745	—	12,889	(20,347)	31,634	(20,347)	11,287	—	—	2005	—
King Mill Distribution Park Suburban Atlanta, GA	—	10,528	—	6,490	—	17,018	—	17,018	—	—	2005	—
Jefferson Mill Business Park Suburban Atlanta, GA	—	14,223	—	8,536	(9,057)	22,759	(9,057)	13,702	—	—	2006	—
Lakeside Ranch Business Park Dallas, TX	—	6,328	—	2,863	—	9,191	—	9,191	—	—	2006	—
615 Peachtree Street Atlanta, GA	—	4,740	7,349	—	(1,925)	4,740	5,424	10,164	—	—	1996	—
Wildwood Land Suburban Atlanta, GA	—	10,214	—	4,961	(14,292)	15,175	(14,292)	883	—	—	1971-1989	—
Round Rock Land Austin, TX	—	12,802	—	4,313	—	17,115	—	17,115	—	—	2005	—
Land Adjacent to The Avenue Forsyth Suburban Atlanta, GA	—	11,240	—	5,460	(11,673)	16,700	(11,673)	5,027	—	—	2007	—
Land Adjacent to The Avenue Webb Gin Suburban Atlanta, GA	—	946	—	—	—	946	—	946	—	—	2005	—
Lancaster Land Dallas, TX	—	3,901	—	941	—	4,842	—	4,842	—	—	2007	—
Land Adjacent to The Avenue Carriage Crossing Suburban Memphis, TN	—	7,208	—	2,052	(7,291)	9,260	(7,291)	1,969	—	—	2004	—
505 / 511 / 555 / 557 Peachtree Street Atlanta, GA	—	5,988	—	—	—	5,988	—	5,988	—	—	2004	—
Research Park V Austin, TX	—	4,373	—	517	—	4,890	—	4,890	—	—	1998	—
Blalock Lakes Newnan, GA	—	9,646	—	—	—	9,646	—	9,646	—	—	2008	—

Total Land Held for Investment or Future Development	—	131,176	7,349	72,607	(95,270)	203,783	(87,921)	115,862	—

OPERATING PROPERTIES
Office
The American Cancer Society Center Atlanta, GA	136,000	5,226	67,370	—	22,893	5,226	90,263	95,489	48,300	—	1999	25 years
Terminus 100 Atlanta, GA	180,000	15,559	—	—	154,600	15,559	154,600	170,159	11,402	2008	2005	30 years
Galleria 75 Suburban Atlanta, GA	—	6,673	4,743	—	262	6,673	5,005	11,678	2,021	—	2004	25 years

SCHEDULE III
(PAGE 2 of 5)

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES

REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2008
($ in thousands)

					Costs Capitalized		Gross Amount at Which
			Initial Cost		Subsequent		Carried at
			to Company		to Acquisition		Close of Period
						Building		Building					Life on
						and		and					Which De-
						Improvements		Improvements					preciation
			Land			less Cost		less Cost		Accumu-	Date of		in 2008
			and	Buildings	Land	of Sales,	Land	of Sales,		lated	Construc-		Statement
			Improve-	and	and	Transfers	and	Transfers	Total	Deprecia-	tion/	Date	of Income
Description/Metropolitan Area	Encumbrances		ments	Improvements	Improvements	and Other	Improvements	and Other	(a)	tion(a)	Renovation	Acquired	is Computed(b)

OPERATING PROPERTIES
Office
The Points at Waterview Suburban Dallas, TX	$17,433		$2,558	$22,910	$—	$4,777	$2,558	$27,687	$30,245	$11,228	—	2000	25 years
Lakeshore Park Plaza Birmingham, AL	18,241		3,362	12,261	—	4,705	3,362	16,966	20,328	6,388	—	1998	30 years
600 University Park Place Birmingham, AL	12,762		1,899	—	—	17,307	1,899	17,307	19,206	5,907	1998	1998	30 years
333 North Point Center East Suburban Atlanta, GA	28,102	(c)	551	—	—	13,792	551	13,792	14,343	6,281	1996	1996	30 years
555 North Point Center East Suburban Atlanta, GA	—	(c)	368	—	—	17,761	368	17,761	18,129	6,688	1998	1998	30 years
One Georgia Center Atlanta, GA	—		9,267	27,079	—	22,246	9,267	49,325	58,592	10,104	—	2000	30 years
100 North Point Center East Suburban Atlanta, GA	25,000	(d)	1,475	9,625	—	1,891	1,475	11,516	12,991	4,458	—	2003	25 years
200 North Point Center East Suburban Atlanta, GA	—	(d)	1,726	7,920	—	2,413	1,726	10,333	12,059	3,037	—	2003	25 years
Cosmopolitan Center(e) Atlanta, GA	—		9,465	2,581	—	(1,566)	9,465	1,015	10,480	780	—	2006	24 years
191 Peachtree Tower(e) Atlanta, GA	—		5,355	141,012	—	34,555	5,355	175,567	180,922	15,293	—	2006	40 years
221 Peachtree Center Avenue Parking Garage Atlanta, GA	—		13,337	4,217	—	77	13,337	4,294	17,631	579	—	2007	39 years
Meridian Mark Plaza Atlanta, GA	22,757		2,200	—	19	24,661	2,219	24,661	26,880	10,743	1997	1997	30 years
Inhibitex Suburban Atlanta, GA	—		675	—	—	5,727	675	5,727	6,402	1,234	2004	2004	30 years
AtheroGenics Suburban Atlanta, GA	—		200	—	—	7,464	200	7,464	7,664	5,200	1998	1998	30 years

Total Office	440,295		79,896	299,718	19	333,565	79,915	633,283	713,198	149,643

Retail
The Avenue Carriage Crossing Suburban Memphis, TN	—		11,470	—	—	80,802	11,470	80,802	92,272	15,208	2004	2004	30 years
The Avenue Webb Gin Suburban Atlanta, GA	—		11,583	—	—	67,692	11,583	67,692	79,275	8,241	2005	2005	30 years
San Jose MarketCenter San Jose, CA	83,300		39,121	—	—	45,174	39,121	45,174	84,295	5,141	2005	2005	30 years

Total Retail	83,300		62,174	—	—	193,668	62,174	193,668	255,842	28,590

SCHEDULE III
(PAGE 3 of 5)

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES

REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2008
($ in thousands)

				Costs Capitalized		Gross Amount at Which
		Initial Cost		Subsequent		Carried at
		to Company		to Acquisition		Close of Period
					Building		Building					Life on
					and		and					Which De-
					Improvements		Improvements					preciation
		Land			less Cost		less Cost		Accumu-	Date of		in 2008
		and	Buildings	Land	of Sales,	Land	of Sales,		lated	Construc-		Statement
		Improve-	and	and	Transfers	and	Transfers	Total	Deprecia-	tion/	Date	of Income
Description/Metropolitan Area	Encumbrances	ments	Improvements	Improvements	and Other	Improvements	and Other	(a)	tion(a)	Renovation	Acquired	is Computed(b)

Industrial
Lakeside Ranch Business Park — Building 20 Dallas, TX	—	5,073	—	—	22,781	5,073	22,781	27,854	1,651	2008	2006	30 years
Jefferson Mill Business Park — Building A Suburban Atlanta, GA	2,652	1,287	—	—	12,421	1,287	12,421	13,708	269	2008	2006	30 years
King Mill Distribution Park — Building 3A Suburban Atlanta, GA	2,711	1,943	—	195	11,988	2,138	11,988	14,126	1,583	2006	2005	30 years
King Mill Distribution Park — Building 3B Suburban Atlanta, GA	2,047	1,943	—	—	8,829	1,943	8,829	10,772	314	2007	2005	30 years

Total Industrial	7,410	10,246	—	195	56,019	10,441	56,019	66,460	3,817

Total Operating Properties	531,005	152,316	299,718	214	583,252	152,530	882,970	1,035,500	182,050

SCHEDULE III
(PAGE 4 of 5)

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES

REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2008
($ in thousands)

				Costs Capitalized		Gross Amount at Which
		Initial Cost		Subsequent		Carried at
		to Company		to Acquisition		Close of Period
					Building		Building					Life on
					and		and					Which De-
					Improvements		Improvements					preciation
		Land			less Cost		less Cost		Accumu-	Date of		in 2008
		and	Buildings	Land	of Sales,	Land	of Sales,		lated	Construc-		Statement
		Improve-	and	and	Transfers	and	Transfers	Total	Deprecia-	tion/	Date	of Income
Description/Metropolitan Area	Encumbrances	ments	Improvements	Improvements	and Other	Improvements	and Other	(a)	tion(a)	Renovation	Acquired	is Computed(b)

PROJECTS UNDER CONSTRUCTION
Retail
The Avenue Forsyth Suburban Atlanta, GA	$—	$22,848	$—	$1,921	$97,277	$24,769	$97,277	$122,046	$3,667	N/A	2007	—
Tiffany Springs MarketCenter Kansas City, MO	—	8,174	—	—	46,564	8,174	46,564	54,738	535	N/A	2007	—

Total Retail	—	31,022	—	1,921	143,841	32,943	143,841	176,784	4,202

Total Projects Under Construction	—	31,022	—	1,921	143,841	32,943	143,841	176,784	4,202

RESIDENTIAL LOTS
River’s Call Suburban Atlanta, GA	—	2,001	—	11,057	(12,504)	13,058	(12,504)	554	—	2000	1971-1989	—
The Lakes at Cedar Grove Suburban Atlanta, GA	—	4,720	—	30,217	(29,660)	34,937	(29,660)	5,277	—	2001	2001	—
Blalock Lakes Newnan, GA	—	17,657	—	22,278	(3,618)	39,935	(3,618)	36,317	—	2006	2006	—
Long Leaf at Callaway Pine Mountain, GA	197	2,098	—	6,806	(8,468)	8,904	(8,468)	436	—	2002	2002	—
Callaway Gardens Pine Mountain, GA	—	1,584	—	13,046	(921)	14,630	(921)	13,709	—	2006	2006	—
Tillman Hall Suburban Atlanta, GA	—	2,904	—	—	—	2,904	—	2,904	—	—	2008	—

Total Residential Lots	197	30,964	—	83,404	(55,171)	114,368	(55,171)	59,197	—

MULTI-FAMILY UNITS HELD FOR SALE
10 Terminus Place Atlanta, GA	—	7,810	—	—	62,848	7,810	62,848	70,658	—	2008	2005	—

Total Multi-Family Units Held for Sale	—	7,810	—	—	62,848	7,810	62,848	70,658	—

	$531,202	$353,288	$307,067	$158,146	$639,500	$511,434	$946,567	$1,458,001	$186,252

SCHEDULE III
(PAGE 5 of 5)

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES

REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2008
($ in thousands)

(a)	Reconciliations of total real estate carrying value and accumulated depreciation for the three years ended December 31, 2008 are as follows:

	Real Estate			Accumulated Depreciation
	2008	2007	2006	2008	2007	2006

Balance at beginning of period	$1,309,821	$1,021,010	$1,047,139	$146,456	$117,769	$159,326
Additions during the period:
Improvements and other capitalized costs	195,629	348,484	480,705	—	—	—
Impairment loss	(2,100)	—	—	—	—	—
Depreciation expense	—	—	—	50,021	37,983	40,898

	193,529	348,484	480,705	50,021	37,983	40,898

Deductions during the period:
Cost of real estate sold including assets contributed to joint venture	(51,671)	(58,766)	(456,250)	(8,169)	(7,281)	(63,306)
Write-off of fully depreciated assets	(1,181)	(1,047)	(15,849)	(1,181)	(1,047)	(15,849)
Transfers between account categories	7,503	140	(34,735)	(272)	—	(3,404)
Amortization of rent adjustments	—	—	—	(603)	(968)	104

	(45,349)	(59,673)	(506,834)	(10,225)	(9,296)	(82,455)

Balance at end of period	$1,458,001	$1,309,821	$1,021,010	$186,252	$146,456	$117,769

(b)	Buildings and improvements are depreciated over 25 to 40 years. Leasehold improvements and other capitalized leasing costs are depreciated over the life of the asset or the term of the lease, whichever is shorter.

(c)	333 North Point Center East and 555 North Point Center East were financed together with such properties being collateral for one recourse mortgage note payable.

(d)	100 North Point Center East and 200 North Point Center East were financed together with such properties being collateral for one non-recourse mortgage note payable.

(e)	191 Peachtree Tower is treated as an operating property for financial reporting purposes, but is treated as a redevelopment project by the Company. Therefore this property is included on both the list of development projects and operating properties included in Item 2 of this Form 10-K, but included only as an operating property in this Schedule III. In addition, certain intangible assets related to the purchase of this property as well as Cosmopolitan Center are included in other assets and not in the above table, although included in the basis of the property in Item 2.