Form 10-Q
period 2009-03-31
COUSINS PROPERTIES INC
filed 2009-05-07
CIK 25232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “ accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 4, 2009

Common Stock, $1 par value per share	51,342,070 shares

FORWARD-LOOKING STATEMENTS
     Certain matters contained in this report are forward-looking statements within the meaning of the federal securities laws and are subject to uncertainties and risks. These include, but are not limited to, general and local economic conditions (including the current general recession and state of the credit markets), local real estate conditions (including the overall condition of the residential markets), the activity of others developing competitive projects, the risks associated with development projects (such as delay, cost overruns and leasing/sales risk of new properties), the cyclical nature of the real estate industry, the financial condition of existing tenants, interest rates, the Company’s ability to obtain favorable financing or zoning, environmental matters, the effects of terrorism, the ability of the Company to close properties under contract and other risks detailed from time to time in Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The words “believes,” “expects,” “anticipates,” “estimates” and similar expressions are intended to identify forward-looking statements. Although the Company believes that its plans, intentions and expectations reflected in any forward-looking statements are reasonable, the Company can give no assurance that such plans, intentions or expectations will be achieved. Such forward-looking statements are based on current expectations and speak as of the date of such statements. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of future events, new information or otherwise.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share and per share amounts)

	March 31,	December 31,
	2009	2008
ASSETS
PROPERTIES:
Operating properties, net of accumulated depreciation of $192,988 and$182,050 in 2009 and 2008, respectively	$849,386	$853,450
Projects under development	169,427	172,582
Land held for investment or future development	122,360	115,862
Residential lots under development	60,122	59,197
Multi-family units held for sale	70,888	70,658

Total properties	1,272,183	1,271,749

CASH AND CASH EQUIVALENTS	59,662	82,963
RESTRICTED CASH	4,549	3,636
NOTES AND OTHER RECEIVABLES, net of allowance for doubtful accounts of $2,942 and $2,764 in 2009 and 2008, respectively	51,390	51,267
INVESTMENT IN UNCONSOLIDATED JOINT VENTURES	200,726	200,850
OTHER ASSETS	84,200	83,330

TOTAL ASSETS	$1,672,710	$1,693,795

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
NOTES PAYABLE	$945,269	$942,239
ACCOUNTS PAYABLE AND ACCRUED LIABILITIES	55,076	65,026
DEFERRED GAIN	4,620	171,838
DEPOSITS AND DEFERRED INCOME	6,662	6,485

TOTAL LIABILITIES	1,011,627	1,185,588

COMMITMENTS AND CONTINGENT LIABILITIES

REDEEMABLE NONCONTROLLING INTERESTS IN CONSOLIDATED SUBSIDIARIES	12,658	3,945

STOCKHOLDERS’ INVESTMENT:
Preferred stock, 20,000,000 shares authorized, $1 par value:
7.75% Series A cumulative redeemable preferred stock, $25 liquidation preference; 2,993,090 shares issued and outstanding in 2009 and 2008	74,827	74,827
7.50% Series B cumulative redeemable preferred stock, $25 liquidation preference; 3,791,000 shares issued and outstanding in 2009 and 2008	94,775	94,775
Common stock, $1 par value, 150,000,000 shares authorized, 54,912,152 and 54,922,173 shares issued in 2009 and 2008, respectively	54,912	54,922
Additional paid-in capital	369,665	368,829
Treasury stock at cost, 3,570,082 shares in 2009 and 2008	(86,840)	(86,840)
Accumulated other comprehensive loss	(16,121)	(16,601)
Cumulative undistributed net income (distributions in excess of net income)	124,364	(23,189)

TOTAL STOCKHOLDERS’ INVESTMENT ATTRIBUTABLE TO CONTROLLING INTEREST	615,582	466,723

NONREDEEMABLE NONCONTROLLING INTERESTS IN CONSOLIDATED SUBSIDIARIES	32,843	37,539

TOTAL STOCKHOLDERS’ INVESTMENT	648,425	504,262

TOTAL LIABILITIES AND STOCKHOLDERS’ INVESTMENT	$1,672,710	$1,693,795

See notes to condensed consolidated financial statements.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2009	2008
REVENUES:
Rental property revenues	$37,509	$34,307
Fee income	8,044	7,558
Residential lot and outparcel sales	2,548	1,744
Interest and other	986	1,360

	49,087	44,969

COSTS AND EXPENSES:
Rental property operating expenses	17,313	13,439
General and administrative expenses	9,762	10,599
Reimbursed general and administrative expenses	4,228	3,786
Depreciation and amortization	13,056	11,265
Residential lot and outparcel cost of sales	1,730	946
Interest expense	10,430	6,275
Other	1,546	1,755

	58,065	48,065

LOSS FROM CONTINUING OPERATIONS BEFORE TAXES, INCOME FROM UNCONSOLIDATED JOINT VENTURES AND NONCONTROLLING INTERESTS	(8,978)	(3,096)

BENEFIT FOR INCOME TAXES FROM OPERATIONS	3,941	3,217

INCOME FROM UNCONSOLIDATED JOINT VENTURES	1,820	2,817

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE GAIN ON SALE OF INVESTMENT PROPERTIES	(3,217)	2,938

GAIN ON SALE OF INVESTMENT PROPERTIES, NET OF APPLICABLE INCOME TAX PROVISION	167,434	3,792

INCOME FROM CONTINUING OPERATIONS	164,217	6,730

LOSS FROM DISCONTINUED OPERATIONS	(7)	(407)

NET INCOME	164,210	6,323

NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(412)	(671)

NET INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	163,798	5,652

DIVIDENDS TO PREFERRED STOCKHOLDERS	(3,227)	(3,813)

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$160,571	$1,839

PER COMMON SHARE-BASIC:
Income from continuing operations	$3.13	$0.05
Loss from discontinued operations	—	(0.01)

Net income available to common stockholders	$3.13	$0.04

PER COMMON SHARE-DILUTED:
Income from continuing operations	$3.13	$0.05
Loss from discontinued operations	—	(0.01)

Net income available to common stockholders	$3.13	$0.04

CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.25	$0.37

WEIGHTED AVERAGE SHARES	51,350	51,281

DILUTED WEIGHTED AVERAGE SHARES	51,350	51,803

See notes to condensed consolidated financial statements.

COUSINS PROPERTIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ INVESTMENT
Three Months Ended March 31, 2009 and 2008
(Unaudited, in thousands)

						Cumulative
						Undistributed	Total Stockholders	Nonredeemable
					Accumulated	Net Income	Investment	Noncontrolling
			Additional		Other	(Distributions in	Attributable to	Interests in	Total
	Preferred	Common	Paid-In	Treasury	Comprehensive	Excess of	Controlling	Consolidated	Stockholders’
	Stock	Stock	Capital	Stock	Loss	Net Income)	Interest	Subsidiaries	Investment

Balance December 31, 2008	$169,602	$54,922	$368,829	$(86,840)	$(16,601)	$(23,189)	$466,723	$37,539	$504,262

Net income	—	—	—	—	—	163,798	163,798	624	164,422
Other comprehensive loss	—	—	—	—	480	—	480	—	480

Total comprehensive income	—	—	—	—	480	163,798	164,278	624	164,902
Common stock issued pursuant to grants under director stock plan	—	—	(90)	—	—	—	(90)	—	(90)
Amortization of stock options and restricted stock, net of forfeitures	—	(10)	926	—	—	—	916	—	916
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(5,320)	(5,320)
Decrease for change in fair value of redeemable noncontrolling interests	—	—	—	—	—	(180)	(180)	—	(180)
Preferred dividends paid	—	—	—	—	—	(3,227)	(3,227)	—	(3,227)
Common dividends paid	—	—	—	—	—	(12,838)	(12,838)	—	(12,838)

Balance March 31, 2009	$169,602	$54,912	$369,665	$(86,840)	$(16,121)	$124,364	$615,582	$32,843	$648,425

						Cumulative
						Undistributed	Total Stockholders	Nonredeemable
					Accumulated	Net Income	Investment	Noncontrolling
			Additional		Other	(Distributions in	Attributable to	Interests in	Total
	Preferred	Common	Paid-In	Treasury	Comprehensive	Excess of	Controlling	Consolidated	Stockholders’
	Stock	Stock	Capital	Stock	Loss	Net Income)	Interest	Subsidiaries	Investment

Balance December 31, 2007	$200,000	$54,851	$348,508	$(86,840)	$(4,302)	$42,604	$554,821	$38,419	$593,240

Net income	—	—	—	—	—	5,652	5,652	768	6,420
Other comprehensive loss	—	—	—	—	(3,869)	—	(3,869)	—	(3,869)

Total comprehensive income (loss)	—	—	—	—	(3,869)	5,652	1,783	768	2,551
Repurchase of preferred stock	—	—	—	—	—	—	—	—	—
Common stock issued pursuant to:
Exercise of options and grants under director stock plan	—	7	333	—	—	—	340	—	340
Restricted stock grants, net of amounts withheld for income taxes	—	6	(6)				—		—
Amortization of stock options and restricted stock, net of forfeitures	—	(2)	1,000	—	—	—	998	—	998
Contributions from noncontrolling interests							—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(597)	(597)
Decrease for change in fair value of redeemable noncontrolling interests	—	—	—	—	—	115	115	—	115
Preferred dividends paid	—	—	—	—	—	(3,813)	(3,813)	—	(3,813)
Common dividends paid	—	—	—	—	—	(18,974)	(18,974)	—	(18,974)

Balance March 31, 2008	$200,000	$54,862	$349,835	$(86,840)	$(8,171)	$25,584	$535,270	$38,590	$573,860

See notes to condensed consolidated financial statements.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$164,210	$6,323
Adjustments to reconcile net income to net cash flows provided by operating activities:
Gain on sale of investment properties, net of income tax provision	(167,434)	(3,792)
Depreciation and amortization	13,056	11,439
Amortization of deferred financing costs	408	386
Stock-based compensation	916	998
Change in deferred income taxes	(3,941)	—
Effect of recognizing rental revenues on a straight-line or market basis	(1,182)	(1,219)
Income from unconsolidated joint ventures less than operating distributions	304	8,364
Residential lot, outparcel and multi-family cost of sales, net of closing costs paid	1,730	874
Residential lot, outparcel and multi-family acquisition and development expenditures	(1,483)	(4,918)
Changes in other operating assets and liabilities:
Change in other receivables and other assets	381	(6,131)
Change in accounts payable and accrued liabilities	(2,780)	(1,462)

Net cash provided by operating activities	4,185	10,862

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from investment property sales	673	1,273
Property acquisition and development expenditures	(15,114)	(58,250)
Investment in unconsolidated joint ventures	(1,751)	(8,616)
Distributions from unconsolidated joint ventures in excess of income	1,571	625
Investment in notes receivable, net	(17)	(19)
Change in other assets, net	(878)	(538)
Change in restricted cash	(913)	1,119

Net cash used in investing activities	(16,429)	(64,406)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facility	82,200	140,425
Repayment of credit facility	(71,200)	(22,225)
Repayment of other notes payable	(560)	(519)
Common stock issued, net of expenses	(90)	340
Common dividends paid	(12,838)	(18,974)
Preferred dividends paid	(3,227)	(3,813)
Distributions to noncontrolling interests	(5,342)	(594)
Payment of loan issuance costs	—	(25)
Proceeds from construction loans	—	12

Net cash provided by (used in) financing activities	(11,057)	94,627

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(23,301)	41,083
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	82,963	17,825

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$59,662	$58,908

See notes to condensed consolidated financial statements.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
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
          The condensed consolidated financial statements are unaudited and were prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, these financial statements reflect all adjustments necessary (which adjustments are of a normal and recurring nature) for the fair presentation of the Company’s financial position as of March 31, 2009 and results of operations for the three months ended March 31, 2009 and 2008. Results of operations for the three months ended March 31, 2009 are not necessarily indicative of results expected for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. These condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The accounting policies employed are materially the same as those shown in Note 2 to the consolidated financial statements included in such Form 10-K, with the addition of the following new accounting pronouncements.
New Accounting Pronouncements
          Derivative Instruments and Hedging Activities
          In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.” SFAS No. 161 requires entities that use derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. SFAS No. 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS No. 133 have been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows. The Company adopted the provisions of SFAS No. 161 effective January 1, 2009, although no additional disclosures were required. See Note 2 herein for the Company’s disclosures about its derivative instruments and hedging activities.

          Fair Value of Financial Instruments
          Financial Staff Position (“FSP”) FAS 107-1, “Interim Disclosures about Fair Value of Financial Instruments,” requires disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. This statement is effective for interim periods ending after June 15, 2009. The Company plans to adopt FSP FAS 107-1 in the second quarter of 2009.
          Accounting for Noncontrolling Interests
          The Company adopted SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” and Emerging Issues Task Force (“EITF”) D-98, “Classification and Measurement of Redeemable Securities,” on January 1, 2009. See Note 9 for further discussion.
          Accounting for Participating Securities
          The Company adopted EITF No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities,” on January 1, 2009. See Note 3 for further discussion.
Reclassifications
          In periods prior to the third quarter of 2008, the Company included within the general and administrative expense line item amounts which are reimbursed to the Company by third parties or unconsolidated joint ventures under management contracts. Beginning in the third quarter of 2008, these reimbursed costs were segregated on the Condensed Consolidated Statements of Income, and prior period amounts have been revised to conform to the new presentation. The offset for the amounts received as reimbursement of these expenses is included in Fee Income within revenues in the accompanying Condensed Consolidated Statements of Income.
2. NOTES PAYABLE, INTEREST EXPENSE AND COMMITMENTS AND CONTINGENCIES
          The following table summarizes the terms and amounts of the notes payable outstanding at March 31, 2009 and December 31, 2008 (in thousands):

		Term/
		Amortization		Outstanding at
				March 31,	December 31,
Description	Interest Rate	Period (Years)	Maturity	2009	2008
Credit Facility (a maximum of $500,000), unsecured	LIBOR + 0.75% to 1.25%	4/N/A	8/29/11	$322,000	$311,000
Term Facility (a maximum of $100,000), unsecured	Swapped rate of 5.01% + 0.70% to 1.20%	5/N/A	8/29/12	100,000	100,000
Terminus 100 mortgage note (interest only)	6.13%	5/N/A	10/1/12	180,000	180,000
The American Cancer Society Center mortgage note (interest only until October 1, 2011)	6.4515%	5/30	9/1/17	136,000	136,000
San Jose MarketCenter mortgage note (interest only)	5.60%	3/N/A	12/1/10	83,300	83,300
333/555 North Point Center East mortgage note	7.00%	10/25	11/1/11	27,903	28,102
Meridian Mark Plaza mortgage note	8.27%	10/28	9/1/10	22,641	22,757
100/200 North Point Center East mortgage note (interest only until July 1, 2010)	5.39%	5/30	6/1/12	25,000	25,000
The Points at Waterview mortgage note	5.66%	10/25	1/1/16	17,333	17,433
600 University Park Place mortgage note	7.38%	10/30	8/10/11	12,707	12,762
Lakeshore Park Plaza mortgage note	5.89%	4/25	8/1/12	18,159	18,241
King Mill Project I member loan (a maximum of $2,849; interest only)	9.00%	3/N/A	8/29/11	—	2,711
King Mill Project I second member loan (a maximum of $2,349; interest only)	9.00%	3/N/A	6/26/09	—	2,047
Jefferson Mill Project member loan (a maximum of $3,156; interest only)	9.00%	3/N/A	9/13/09	—	2,652
Other miscellaneous notes	Various	Various	Various	226	234

				$945,269	$942,239

          During the first quarter of 2009, the King Mill and Jefferson Mill member loans, including accrued interest, were converted to equity in C/W King Mill I, LLC and C/W Jefferson Mill I LLC, both of which are consolidated entities of the Company.
          In April 2009, the Company satisfied the San Jose MarketCenter note in full for approximately $70.1 million, which represents a discount from the face amount. The Company expects to record a gain on extinguishment of debt, net of unamortized loan closing costs and fees, of approximately $12.7 million in the second quarter of 2009 related to this repayment.
          The Company has an interest rate swap agreement with a notional amount of $100 million in order to manage its interest rate risk under the Term Facility. The Company designated this swap as a cash flow hedge, and this swap effectively fixes the underlying LIBOR rate of the Term Facility at 5.01%. The Company also has two interest rate swap agreements with notional amounts of $75 million each in order to manage interest rate risk associated with floating-rate, LIBOR-based borrowings. The Company designated these swaps as cash flow hedges, and these swaps effectively fix a portion of the underlying LIBOR rate on $150 million of Company borrowings at an average rate of 2.84%. For the three months ended March 31, 2009 and the year ended December 31, 2008, there was no ineffectiveness under any of the Company’s interest rate swaps. The fair value calculation for the swaps is deemed to be a Level 2 calculation under the guidelines as set forth in SFAS No. 157. The Company obtains a third party valuation utilizing estimated future LIBOR rates to calculate fair value. The fair values of the interest rate swap agreements were recorded in accounts payable and accrued liabilities and accumulated other comprehensive loss on the Condensed Consolidated Balance Sheets, detailed as follows (in thousands):

		Floating Rate,
		LIBOR-based
	Term Loan	Borrowings	Total

Balance, December 31, 2008	$11,869	$4,732	$16,601
Change in fair value	(333)	(147)	(480)

Balance, March 31, 2009	$11,536	$4,585	$16,121

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
          For the three months ended March 31, 2009 and 2008, interest expense was as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Interest expensed	$12,256	$11,243
Interest capitalized	(1,826)	(4,968)

Total interest incurred	$10,430	$6,275

          At March 31, 2009, the Company had outstanding letters of credit and performance bonds of $9.6 million. The Company has projects under development for which it estimates total future funding commitments of $61.3 million at March 31, 2009 (including projects under development at joint ventures). Additionally, the Company has future obligations as a lessor under numerous leases to fund approximately $2.1 million of tenant improvements as of March 31, 2009. As a lessee, the Company has future obligations under ground and office leases of approximately $24.2 million at March 31, 2009.
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
          On January 1, 2009, the Company adopted EITF No. 03-6-1. This standard requires that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents be included in the computation of earnings per share for all periods presented. The Company’s outstanding restricted stock falls within the scope of this standard. Therefore, both basic and diluted earnings per share for the three months ended March 31, 2008 have been retroactively adjusted to conform to this new standard as follows (in thousands):

	Basic	Diluted
Weighted average shares, as originally reported	51,148	51,670
Weighted average unvested restricted shares	133	133

Weighted average shares, as adjusted	51,281	51,803

          Weighted average shares-basic and weighted average shares-diluted are as follows (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Weighted average shares-basic, as adjusted	51,350	51,281
Dilutive potential common shares:
Stock options	—	522

Weighted average shares-diluted	51,350	51,803

Anti-dilutive options not included	6,313	3,486

4. STOCK-BASED COMPENSATION
          SFAS No. 123(R), “Share-Based Payment,” requires that companies recognize as compensation expense the grant date fair value of share-based awards over the required service period of the awards. The Company has several types of stock-based compensation — stock options, restricted stock and restricted stock units — which are described in Note 6 of “Notes to Consolidated Financial Statements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The Company uses the Black-Scholes option-pricing model to value its new stock option grants and the Monte Carlo pricing method to value its performance-based restricted stock units under SFAS No. 123(R) and recognizes compensation expense in general and administrative expense in the Condensed Consolidated Statements of Income over the related awards’ vesting period. A portion of share-based payment expense is capitalized to projects under development in accordance with SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects.” SFAS No. 123(R) also requires the Company to estimate forfeitures in calculating the expense related to stock-based compensation, and to reflect the benefits of tax deductions in excess of recognized compensation cost to be reported as both a financing cash inflow and an operating cash outflow.
          The Company recorded compensation expense of approximately $911,000 and $1.4 million for the three months ended March 31, 2009 and 2008, respectively, related to stock-based compensation, after the effect of capitalization to projects under development and income tax benefit. As of March 31, 2009, the Company had $6.9 million of total unrecognized compensation cost related to stock-based compensation, which will be recognized over a weighted average period of 1.9 years.
          During 2009, the Company granted 836,460 options to its key employees. These options have an exercise price of $8.35 per share, the market value of the Company’s stock on the grant date. The Company calculated the fair value of these options on the grant date using the Black-Scholes option-pricing model which requires the Company to provide inputs in calculating the fair value of options on the date of grant. The risk-free interest rate utilized is the interest rate on U.S. Government Bonds and Notes having the same life as the estimated life of the Company’s option awards. Expected life of the options granted was estimated based on historical data reflecting actual hold periods plus an estimated hold period for unexercised options outstanding. Expected volatility is based on the historical volatility of the Company’s stock over a period relevant to the related stock option grant.

The assumed dividend yield is based on the Company’s expectation of an annual dividend rate for regular dividends at the time of grant. Below are the Black-Scholes inputs used to calculate the weighted-average fair value of the 2009 option grant:

Assumptions:
Risk free interest rate	1.88%
Expected life	6 years
Expected volatility	0.47
Expected dividend yield	6.00%

Result:
Weighted-average fair value of options granted	$2.14
          The following table summarizes stock option activity during the three months ended March 31, 2009:

	Number of
	Options	Weighted Average	Aggregate Intrinsic	Weighted-Average
	(in thousands)	Exercise Price Per Option	Value	Remaining Contractual Life
1999 Plan and Predecessor Plans
Outstanding, beginning of year	6,419	$23.74
Granted	836	8.35
Exercised	—	—
Forfeited	(106)	25.16

Outstanding at March 31, 2009	7,149	$21.91	$—	5.7 years

Options exercisable at March 31, 2009	5,458	$22.63	$—	4.7 years

          For the three months ended March 31, 2009, the exercise prices of the Company’s stock options were above the Company’s average market prices. Therefore, the aggregate intrinsic value was zero. There were no exercises of options during the quarter.
          The following table summarizes restricted stock activity during the three months ended March 31, 2009:

		Weighted-
	Number of	Average
	Shares	Grant Date
	(in thousands)	Fair Value
Non-vested stock at December 31, 2008	56	$24.35
Granted	—	—
Vested	(2)	24.71
Forfeited	(10)	24.29

Non-vested stock at March 31, 2009	44	$24.35

          Restricted stock units (“RSU”) are accounted for as liability awards under SFAS No. 123(R) and employees are paid cash based upon the value of the Company’s stock upon vesting. The following table summarizes RSU activity for the three months ended March 31, 2009 (in thousands):

Outstanding at December 31, 2008	314
Granted	249
Vested	(38)
Forfeited	(6)

Outstanding at March 31, 2009	519

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
          In October 2008, the Company sold 3100 Windy Hill Road, an 188,000 square foot office building in Atlanta, Georgia, which was treated as a discontinued operation. Accordingly, the 2008 operating results for 3100 Windy Hill Road were reclassified to discontinued operations on the accompanying Statement of Income. The Company had no projects that qualified as held for sale or as discontinued in 2009, although prior period transactions had minor activity flow through 2009 results.
          In 2006, the Company and an affiliate of The Prudential Insurance Company of America (“Prudential”) entered into a set of agreements whereby the Company contributed interests in certain operating properties it owned to a venture, and Prudential contributed an equal amount of cash to a separate venture (“CPV Six”). See Note 4 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 for detailed information regarding these ventures. The Company determined that the transaction qualified for accounting purposes as a sale of the properties pursuant to SFAS No. 66, “Accounting for Sales of Real Estate.” However, because the legal consideration the Company received from this transaction was a controlling interest in CPV Six as opposed to cash, the Company determined that the gain on the transaction should be deferred. The gain was included in Deferred Gain on the Company’s Condensed Consolidated Balance Sheets and was calculated as 88.5% of the difference between the book value of the contributed properties and the fair value. The Deferred Gain should be recognized in the income statement CPV Six distributes cash exceeding 10% of the aggregate value of the contributed properties. In February 2009, CPV Six distributed cash to its partners exceeding the 10% threshold, and therefore, the Company recognized $167.2 million, the amount deferred related to this transaction, in income in 2009.
6. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES
          The Company describes its investments in unconsolidated joint ventures in Note 5 of “Notes to Consolidated Financial Statements” in its Annual Report on Form 10-K for the year ended December 31, 2008. The following table summarizes balance sheet data of the Company’s unconsolidated joint ventures as of March 31, 2009 and December 31, 2008 (in thousands):

							Company’s
	Total Assets		Total Debt		Total Equity		Investment
	2009	2008	2009	2008	2009	2008	2009	2008
SUMMARY OF FINANCIAL POSITION:
CP Venture IV LLC entities	$340,871	$340,452	$36,496	$36,834	$282,611	$289,938	$16,546	$16,797
TRG Columbus Dev Venture, Ltd.	11,112	11,087	—	—	4,735	4,714	1,178	1,179
Charlotte Gateway Village, LLC	165,420	166,006	119,370	122,362	43,781	42,423	10,325	10,434
CP and CPV Two	100,928	101,820	—	—	99,582	100,519	3,305	3,420
CL Realty, L.L.C.	125,234	126,728	4,967	4,901	118,157	118,044	72,942	72,855
CF Murfreesboro Associates	136,063	134,284	111,577	109,926	22,035	21,756	13,246	13,126
Temco Associates, LLC	61,851	61,832	3,168	3,198	57,998	58,262	29,667	29,799
Palisades West LLC	127,391	131,505	—	—	73,073	74,440	38,268	38,757
Crawford Long — CPI, LLC	37,724	37,225	50,429	50,661	(13,925)	(14,364)	(5,717)	(5,936)
Terminus 200 LLC	99,372	88,927	57,199	44,328	34,084	34,102	20,364	20,154
Ten Peachtree Place Associates	24,255	24,138	27,741	27,871	(4,024)	(4,161)	(3,490)	(3,563)
Wildwood Associates	21,409	21,431	—	—	21,324	21,339	(1,588)	(1,581)
Handy Road Associates, LLC	5,470	5,381	3,311	3,294	2,049	1,989	2,115	2,142
Pine Mountain Builders, LLC	6,861	7,973	2,781	2,781	2,956	2,682	2,258	1,920
Glenmore Garden Villas LLC	10,000	9,985	7,990	7,990	1,098	1,167	1,100	1,134
CPI/FSP I, L.P.	6	6	—	—	(1)	—	—	—
Other	653	658	—	—	654	659	207	213

	$1,274,620	$1,269,438	$425,029	$414,146	$746,187	$753,509	$200,726	$200,850

          The following table summarizes income statement data of the Company’s unconsolidated joint ventures for the three months ended March 31, 2009 and 2008 (in thousands):

					Company’s Share of
	Total Revenues		Net Income (Loss)		Net Income (Loss)
	2009	2008	2009	2008	2009	2008
SUMMARY OF OPERATIONS:
CP Venture IV LLC entities	$7,867	$8,128	$960	$745	$277	$345
TRG Columbus Dev. Venture, Ltd.	29	9,244	25	1,734	(1)	650
Charlotte Gateway Village, LLC	7,859	7,673	1,660	1,504	294	294
CP and CPV Two	4,544	4,973	2,564	2,783	261	288
CL Realty, L.L.C.	1,600	3,085	504	2,312	282	1,167
CF Murfreesboro Associates	3,199	2,386	278	20	90	(37)
Temco Associates, LLC	857	677	(420)	(279)	(210)	(141)
Palisades West LLC	3,003	60	1,307	53	640	27
Crawford Long — CPI, LLC	2,835	2,846	439	426	219	212
Terminus 200 LLC	76	81	(18)	(51)	(9)	(25)
Ten Peachtree Place Associates	1,837	1,890	137	112	73	59
Wildwood Associates	—	—	(14)	(42)	(7)	(21)
Handy Road Associates, LLC	—	—	—	(50)	(30)	(30)
Pine Mountain Builders, LLC	246	1,832	(9)	41	(5)	6
Glenmore Garden Villas LLC	—	—	(69)	—	(35)	—
CPI/FSP I, L.P.	—	4,448	—	1,015	—	—
Other	—	13	(36)	(14)	(19)	23

	$33,952	$47,336	$7,308	$10,309	$1,820	$2,817

7. OTHER ASSETS
     Other Assets on the Condensed Consolidated Balance Sheets included the following (in thousands):

	March 31,	December 31,
	2009	2008
Investment in Verde	$9,376	$9,376
FF&E and leasehold improvements, net of accumulated depreciation of $12,224 and $11,540 as of March 31, 2009 and December 31, 2008, respectively	5,660	5,845
Airplane, net of accumulated depreciation of $881 and $965 as of March 31, 2009 and December 31, 2008, respectively	13,474	14,408
Predevelopment costs and earnest money	15,886	16,302
Lease inducements, net of accumulated amortization of $1,147 and $ 931 as of March 31, 2009 and December 31, 2008, respectively	12,743	13,903
Loan closing costs, net of accumulated amortization of $3,443 and $3,035 as of March 31, 2009 and December 31, 2008, respectively	4,826	5,231
Prepaid expenses and other assets	4,543	2,641
Deferred tax asset	11,045	8,897
Intangible Assets:
Goodwill	5,450	5,450
Above market leases, net of accumulated amortization of $9,155 and $9,106 as of March 31, 2009 and December 31, 2008, respectively	685	734
In-place leases, net of accumulated amortization of $2,302 and $2,270 as of March 31, 2009 and December 31, 2008, respectively	512	543

	$84,200	$83,330

          Investment in Verde relates to a cost method investment in a non-public real estate owner and developer. Goodwill relates entirely to the Office reportable segment. Above and below market leases are amortized into rental revenues over the remaining lease terms. In-place leases are amortized into depreciation and amortization expense also over remaining lease terms. Amortization expense for intangibles totaled $51,000 and $1.3 million in the three months ended March 31, 2009 and 2008, respectively.
8. SUPPLEMENTAL CASH FLOWS INFORMATION
          The following table summarizes supplemental information related to cash flows (in thousands):

	Three Months Ended March 31,
	2009	2008
Interest paid, net of amounts capitalized	$11,342	$5,674
Income taxes refunded	754	392

Non-Cash Transactions
Transfer from note payable to redeemable noncontrolling interests	7,410	—
Transfer from accrued interest payable to redeemable noncontrolling interests	1,357	—
Transfer from projects under development to land held for investment or future development	5,159	—
Change in accruals excluded from property development and acquisition expenditures	(3,260)	12,948
Transfer from accounts payable and accrued liabilities to deferred tax asset	(1,793)	—
Change in accumulated other comprehensive income	(480)	3,869
Change in fair value of redeemable noncontrolling interests	180	(115)
Transfer from investment in joint venture to land held for investment	—	1,570
Transfer from projects under development to operating properties	—	27,014
Transfer from other assets to land held for investment or future development	—	5,694

9. NONCONTROLLING INTERESTS
          The Company consolidates various ventures that are involved in the ownership and/or development of real estate and has historically recorded the other partner’s interest as a minority interest. In December 2007, the FASB issued SFAS No. 160 which requires that amounts formerly reflected as minority interests be classified as noncontrolling interests and reflected in stockholders’ equity, if appropriate, in the Company’s Condensed Consolidated Balance Sheets. Income or loss associated with noncontrolling interests is required to be presented separately, net of tax, below net income on the Company’s Condensed Consolidated Income Statement. These amounts were previously included in net income as minority interest in income of consolidated subsidiaries. In addition, SFAS No. 160 also requires a reconciliation of equity of both the parent and its noncontrolling interests. During 2008, revisions were also made to EITF D-98, which clarified that certain noncontrolling interests with redemption provisions that are outside the Company’s control, commonly referred to as redeemable minority interests, were within the scope of EITF D-98. The Company has several venture agreements which contain provisions requiring the Company to purchase the noncontrolling interest at the then fair value upon demand on or after a future date. Upon adoption of SFAS No. 160, and in conjunction with the requirements of EITF D-98, the Company reflected the fair value of the redeemable noncontrolling interests in consolidated subsidiaries in a separate line item on the Condensed Consolidated Balance Sheets. The Company recorded the difference between cost and fair value of redeemable noncontrolling interests as an adjustment to Stockholders’ Investment. Under EITF D-98, the Company has a choice of either (1) accreting redeemable noncontrolling interests to their redemption value over the redemption period or (2) recognizing changes in the redemption value immediately as they occur. The Company is utilizing the second approach.
          The Company adopted SFAS No. 160 on January 1, 2009, and the appropriate statements have been revised to reflect the required presentation under SFAS No. 160 for all periods presented. The following table details the components of Redeemable Noncontrolling Interests in Consolidated Subsidiaries for the three months ended March 31, 2009 and 2008 (in thousands):

	Three Months Ended March 31,
	2009	2008
Beginning Balance	$3,945	$11,717
Net loss attributable to redeemable noncontrolling interests	(212)	(97)
Contributions from (distributions to) noncontrolling interests	(22)	3
Conversion of note payable and accrued interest to noncontrolling interest	8,767	—
Change in fair value of noncontrolling interests	180	(115)

Ending Balance	$12,658	$11,508

          For the three months ended March 31, 2009 and 2008, net income on the Condensed Consolidated Statement of Stockholders’ Investment is reconciled to the Condensed Consolidated Income Statement as follows (in thousands):

	For the three months Ended March 31,
	2009	2008
Net income attributable to controlling interest	$163,798	$5,652
Net income attributable to nonredeemable noncontrolling interests	624	768
Net loss attributable to redeemable noncontrolling interests	(212)	(97)

Net income	$164,210	$6,323

10. REPORTABLE SEGMENTS

          In the second quarter of 2008, the Company reorganized along functional lines and eliminated its division structure, which was based primarily on product type. The Company’s reportable segments are no longer the same as the functional structure of the Company and, as a result, the Company revised its segment reporting to reflect the manner that information is currently presented to the chief operating decision maker (“CODM”) and conformed the quarter ended March 31, 2008 to reflect the same presentation.
          Under its old structure, the Company had four reportable segments: Office/Multi-family, Retail, Land and Industrial. These segments were consistent with the Company’s division structure and related reporting to the CODM. Under its new structure, the Company has five reportable segments: Office, Retail, Land, Third-Party Management and Multi-Family. These reportable segments represent an aggregation of operating segments reported to the CODM based on similar economic characteristics that include the type of product and nature of service. The Office segment includes results of operations for office properties, both consolidated and at joint ventures. The Retail segment includes results of operations for both consolidated and joint venture-owned retail centers. The Land segment includes results of operations for various tracts of land that are held for investment or future development, and single-family residential communities that are parceled into lots and sold to various homebuilders or sold as undeveloped tracts of land. The Third Party Management segment includes fee income where the Company manages, leases and/or develops properties for other owners. The Multi-Family segment includes results of operations for the development and sale of multi-family real estate. The Other segment includes:
•	fee income, salary reimbursements and expenses for joint venture properties that the Company manages, develops, and/or leases;

•	compensation for employees, other than those in the Third Party Management segment;

•	general corporate overhead costs, interest expense for consolidated entities (as financing decisions are made at the corporate level, with the exception of joint venture interest expense, which is included in joint venture results);

•	income attributable to noncontrolling interests;

•	income taxes;

•	depreciation;

•	preferred dividends; and

•	the operations of the Industrial properties, which are not material for separate presentation.
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

				Third Party
Three Months Ended March 31, 2009 (in thousands)	Office	Retail	Land	Management	Multi-Family	Other	Total
Net rental property revenues less rental property operating expenses	$13,704	$6,130	$—	$—	$—	$355	$20,189
Fee income	—	—	—	4,939	—	3,105	8,044
Residential, tract and outparcel sales, net of cost of sales	—	582	236	—	—	—	818
Other income	2	357	—	—	—	627	986
Gain on sale of undepreciated investment properties	—	96	—	—	—	113	209
General and administrative expenses	—	—	—	(4,128)	—	(9,862)	(13,990)
Interest expense	—	—	—	—	—	(10,430)	(10,430)
Depreciation and amortization of non-real estate assets	—	—	—	—	—	(968)	(968)
Other expenses	—	—	—	—	—	(1,546)	(1,546)
Funds from operations from unconsolidated joint ventures	2,353	1,604	42	—	(36)	(23)	3,940
Income attributable to noncontrolling interests	—	—	—	—	—	(412)	(412)
Benefit for income taxes from operations	—	—	—	—	—	3,941	3,941
Preferred stock dividends	—	—	—	—	—	(3,227)	(3,227)

Funds from operations available to common stockholders	$16,059	$8,769	$278	$811	$(36)	$(18,327)	$7,554

Real estate depreciation and amortization							(14,236)
Gain on sale of depreciated investment properties							167,253

Net income attributable to noncontrolling interest available to common stockholders							$160,571

				Third Party
Three Months Ended March 31, 2008 (in thousands)	Office	Retail	Land	Management	Multi-Family	Other	Total
Net rental property revenues less rental property operating expenses	$15,129	$5,041	$—	$—	$—	$465	$20,635
Fee income	—	—	—	5,911	—	1,647	7,558
Residential, tract and outparcel sales, net of cost of sales		—	798	—	—	—	798
Other income	119	12	—	—	—	1,229	1,360
Gain on sale of undepreciated investment properties	—	—	3,736	—	—	—	3,736
General and administrative expenses	—	—	—	(5,271)	—	(9,114)	(14,385)
Interest expense	—	—	—	—	—	(6,275)	(6,275)
Depreciation and amortization of non-real estate assets	—	—	—	—	—	(777)	(777)
Other expenses	—	—	—	—	—	(1,755)	(1,755)
Funds from operations from unconsolidated joint ventures	1,204	1,333	1,007	—	650	(11)	4,183
Income attributable to noncontrolling interests	—	—	—	—	—	(671)	(671)
Benefit for income taxes from operations	—	—	—	—	—	3,217	3,217
Preferred stock dividends	—	—	—	—	—	(3,813)	(3,813)

Funds from operations available to common stockholders	$16,452	$6,386	$5,541	$640	$650	$(15,858)	$13,811

Real estate depreciation and amortization							(12,028)
Gain on sale of depreciated investment properties							56

Net income attributable to noncontrolling interest available to common stockholders							$1,839

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

	Three Months Ended March 31,
Reconciliation to Revenues on Consolidated Income Statements (in thousands)	2009	2008
Net rental property revenues less rental property operating expenses	$20,189	$20,635
Plus rental property operating expenses	17,313	13,439
Fee income	8,044	7,558
Residential, tract and outparcel sales, net of cost of sales	818	798
Plus residential, tract and outparcel cost of sales	1,730	946
Net rental property revenues less rental property operating expensss from discontinued operations	7	233
Other income	986	1,360

Total consolidated revenues	$49,087	$44,969

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
          Overview:
          Cousins Properties Incorporated, (along with its subsidiaries and affiliates, collectively referred to as the “Company”), is a real estate development company with experience in the development, leasing, financing and management of office, retail and industrial properties in addition to residential land development and the development and sale of multi-family products. As of March 31, 2009, the Company held interests directly or through joint ventures in 23 office properties totaling 7.5 million square feet, 14 retail properties totaling 4.7 million square feet, and four industrial properties totaling 2.0 million square feet. These interests include office and retail projects under development totaling 1.8 million square feet. The Company also owns one substantially completed multi-family project containing 124 for-sale units. The Company had 25 residential communities in various stages of development directly or through joint ventures in which approximately 10,100 lots remain to be developed and/or sold. In addition, the Company owned directly or through joint ventures approximately 9,500 acres of land.
          The Company’s strategy is to produce stockholder returns by creating value through the development of high quality, well-located office, retail, multi-family and residential properties. The Company has developed substantially all of the real estate assets it owns. A key element in the Company’s strategy is to actively manage its portfolio of investment properties and, at the appropriate times, to engage in timely and strategic recycling of its capital, either by sales, financings or through contributions to ventures in which the Company retains an ownership interest. These transactions seek to maximize the value of the assets the Company has created, generate capital for additional development properties and return a portion of the value created to the Company’s stockholders.
          Management continues to assess its opportunities in the current economic environment. Management has seen the number of traditional development opportunities across its product types decrease and does not expect this trend to change significantly in the next nine to 12 months. Single-family residential markets continue to struggle. Management believes retailers are more reluctant to commit to new leases, thereby management estimates low new retail development. In addition, management sees few opportunities for traditional office or for-sale multi-family development within the next year. Management is optimistic that other, more non-traditional, opportunities may present themselves to the Company. These opportunities could include acquisition of single-family residential, office or retail developments whose developers or lenders are experiencing problems and acquisition of retail or office projects with financing problems. However, there can be no assurance that these non-traditional opportunities will materialize.
          Also, in the current economic environment, credit markets are making it difficult for real estate companies to obtain new loans or to refinance maturing obligations. The Company has no significant debt maturities in the remainder of 2009. Management believes it has capacity, through cash on hand and availability under its credit facility and construction lines, to complete its ongoing development projects. The Company closely monitors the financial covenants contained in its credit agreements. Development activities could decline and/or rental revenues could decrease due to tenant defaults or lease terminations; however, the Company expects to remain in compliance with its financial covenants for the foreseeable future.
          Significant events during the three months ended March 31, 2009 included the following:
•	Upon receipt of certain venture distributions, recognized approximately $167 million of deferred gain related to the June 2006 transaction with Prudential.

•	Sold a ground-leased outparcel at The Avenue Webb Gin for approximately $1.8 million, generating pre-tax gain on sale of approximately $582,000.

•	Executed or renewed leases covering approximately 80,000 square feet of office space and 72,000 square feet of retail space.

Other highlights subsequent to quarter end included the following:

•	In April 2009, repaid in full an $83.3 million mortgage note payable secured by the San Jose MarketCenter for approximately $70 million. The Company expects to record a gain on extinguishment of this debt of approximately $12.7 million in the second quarter of 2009.

•	Executed a 50,000 square foot lease with Firethorn Holdings, LLC at Terminus 200, a 25-story office building under construction at the Company’s Terminus development in Atlanta, Georgia.
Results of Operations:
          Rental Property Revenues. Rental property revenues increased approximately $3.2 million (9%) in the three month 2009 period compared to the same 2008 period. These increases are discussed in detail below.
          Rental property revenues from the office portfolio increased approximately $296,000 (1%) in the three month 2009 period as a result of the following:
•	Increase of $411,000 due to an increase in average economic occupancy at Terminus 100;

•	Increase of $257,000 from the American Cancer Society Center (the “ACS Center”), where average economic occupancy increased;

•	Increase of $1.3 million from One Georgia Center, due to an increase in average economic occupancy; and

•	Decrease of $1.4 million related to 191 Peachtree Tower, where average economic occupancy decreased, mainly due to the December 2008 expiration of the Wachovia lease.
          Rental property revenues from the retail portfolio increased approximately $2.9 million (39%) in the three month 2009 period as a result of the following:
•	Increase of $1.6 million related to increased average economic occupancy at The Avenue Forsyth, which opened in April 2008;

•	Increase of $1.2 million related to increased average economic occupancy at Tiffany Springs MarketCenter, which opened in July 2008.
          Rental Property Operating Expenses. Rental property operating expenses increased approximately $3.9 million (29%) in the three month 2009 period compared to the same 2008 period as a result of the following:
•	Increase of $1.3 million related to the increased occupancy at Terminus 100 and One Georgia Center;

•	Increase of $465,000 related to 191 Peachtree Tower, due mainly to increases in real estate taxes, marketing costs and bad debt expense;

•	Increase of $1.0 million related to the 2008 openings of The Avenue Forsyth and Tiffany Springs MarketCenter; and

•	Increase of $651,000 related to San Jose MarketCenter and The Avenue Carriage Crossing, due to increases in bad debt expense.
          Fee Income. Fee income increased $486,000 (6%) between the three month 2009 and 2008 periods. Fee income is comprised of management fees, development fees and leasing fees, which the Company performs for third party property owners and joint ventures in which it has an ownership interest. These amounts vary between quarters, due to the number of contracts with ventures and third party owners and the development and leasing needs at the underlying properties. Amounts could vary in future periods based on volume and composition of activities at the underlying properties. Between the 2009 and 2008 periods, management fee income, including salary and expense reimbursements, increased approximately $814,000, due to higher average projects under management between the periods. This amount was partially offset by a decrease in leasing fee income of approximately $261,000, mainly due to timing of lease rollovers at the properties.
          Residential Lot and Outparcel Sales and Cost of Sales. Residential lot and outparcel sales increased $804,000 (46%) between the three month 2009 period and the same 2008 period, and residential lot and outparcel cost of sales increased $784,000 (83%) between the periods.
          Residential Lot Sales and Cost of Sales — The Company’s residential lot business consists of projects that are consolidated, for which income is recorded in the residential lot and outparcel sales and cost of sales line items, and projects that are owned through joint ventures in which the Company is a 50% partner with Temco Associates LLC (“Temco”) and CL Realty, L.L.C., for which income is recorded in income from unconsolidated joint ventures. Residential lot sales increased $604,000 between the three month 2009 period and the same 2008 period. Lot sales were as follows:

	2009	2008
Consolidated projects	4	2
Temco	—	2
CL Realty, L.L.C.	21	31

Total	25	35

          Demand for residential lots is down significantly as a result of general market conditions and as a result of limited demand in the Company’s and its ventures’ principal markets in Texas, Florida and metropolitan Atlanta. Builders, the primary customers for such residential lots, have a general oversupply of inventory in the Company’s markets and are working to reduce inventory levels before they consider buying additional lots. Many builders are also in financial distress because of current market conditions. In addition, the recent changes in credit availability for home buyers and homebuilders have made it more difficult to obtain financing for purchasers. Management is closely monitoring market developments but is currently unable to predict when markets will improve. Management expects these market conditions to continue to negatively impact residential lot sales and have an adverse impact on the Company’s results of operations until such time as the residential lot markets improve. Therefore, consistent with current market trends, the Company anticipates residential lot sales for 2009, like those in 2008, will be lower than those the Company experienced in recent years, both at consolidated projects and at Temco and CL Realty, L.L.C. The Company cannot currently quantify the effect of the current slowdown on its results of operations for 2009 and forward.
          Residential lot cost of sales increased $411,000 between the three month 2009 and 2008 periods. The change in residential lot cost of sales was also partially due to the number of lots sold during the periods and partially to fluctuations in gross profit percentages used to calculate the cost of sales for residential lot sales in certain of the residential developments.
          Outparcel Sales and Cost of Sales — Outparcel sales increased $200,000 between the three month 2009 and 2008 periods. There was one outparcel sale in each period, although the 2009 sale was at a higher price. Outparcel cost of sales increased $373,000 between the periods, as the basis in the 2009 land parcel was higher than the parcel sold in 2008.
          General and Administrative Expense, including Reimbursements (“G&A”).
          G&A expense decreased approximately $395,000 (3%) between the three month 2009 and 2008 periods primarily as a result of the following:

•	Decrease in salaries and benefits for employees and directors of approximately $3.9 million. This decrease is based in part on a decrease in the number of employees at the Company between the periods. The decrease is also due to a decrease in stock-based compensation expense, a portion of which fluctuates with the Company’s stock price;

•	Increase in salaries for reimbursed employees of approximately $442,000 due to higher average projects under management in 2009 compared to the same 2008 period;

•	Decrease of approximately $2.7 million in the capitalization of personnel costs to projects under development, which have declined.
          Depreciation and Amortization. Depreciation and amortization increased approximately $1.8 million (16%) between the three month 2009 and 2008 periods primarily as a result of the following:
•	Increase of $773,000 related to the increases in tenant improvements associated with increases in occupancy at Terminus 100 and One Georgia Center;

•	Increase of $1.2 million from the openings of The Avenue Forsyth and Tiffany Springs MarketCenter; and

•	Decrease of $570,000 related to 191 Peachtree Tower, mainly due to a decrease in tenant asset amortization from the expiration of the Wachovia lease in December 2008.
          Interest Expense. Interest expense increased approximately $4.2 million (66%) in the three month 2009 period compared to the same 2008 period as a result of higher average debt outstanding between periods, and a decrease in capitalized interest of $3.1 million due to lower weighted average expenditures on development projects.
          Other Expense. Other expense decreased approximately $209,000 (12%) between the three month 2009 and 2008 periods. The expenses incurred by the Company when pursuing a potential development project are recorded in this category. In the 2008 period, approximately $1.1 million was expensed for a retail project no longer probable of development, and in the 2009 period, approximately $800,000 was expensed for a retail project no longer probable of being developed.
          Benefit for Income Taxes from Operations. Benefit for income taxes from operations increased approximately $724,000 (23%) between the three month 2009 and 2008 periods as a result of higher losses from Cousins Real Estate Corporation (“CREC”), the Company’s taxable REIT subsidiary. CREC losses were higher as a result of the following:
•	Decrease in income from the TRG Columbus Development Venture, Ltd. (“TRG”), as TRG had no sales in the 2009 period, and decrease in income from CL Realty, L.L.C. as a result of fewer lot sales and other income (see further discussion in the income from unconsolidated joint ventures section below);

•	Increase in interest expense on borrowings between the Company and CREC.
          Income from Unconsolidated Joint Ventures. Income from unconsolidated joint ventures decreased approximately $997,000 (35%) in the three month 2009 period compared to the same 2008 period due to the following. (All amounts discussed reflect the Company’s share of joint venture income based on its ownership interest in each joint venture.)
•	Decrease in income from TRG of approximately $651,000 due to substantially all of the unit closings being completed by the third quarter of 2008, and therefore the entity had limited activity in the 2009 period.

•	Decrease in income from CL Realty, L.L.C. of approximately $885,000 due to a mineral rights lease bonus recognized in the first quarter of 2008 and to the recognition of income from potential lot buyers forfeiting their deposits in 2008. This decrease was also attributable to a decrease in lots sold from 31 in the 2008 period to 21 in the 2009 period. See additional discussion in the Residential Lot and Outparcel Sales and Cost of Sales section above.

•	Increase in income of approximately $613,000 from Palisades West LLC, which developed and owns two office buildings in Austin, Texas. Building 1 became partially operational in the fourth quarter of 2008.
          Gain on Sale of Investment Properties. Gain on sale of investment properties increased $163.6 million between the three month 2009 and 2008 periods. The increase is attributable to the recognition of $167.2 million in deferred gain related to the 2006 venture formation with Prudential. When the Company and Prudential formed the venture, the Company contributed properties and Prudential contributed cash. The Company accounted for the transaction as a sale in accordance with SFAS No. 66, “Accounting for Sales of Real Estate,” but deferred the related gain because the consideration received was a partnership interest as opposed to cash. In the 2009 period, the Company and Prudential made a pro rata distribution of cash from the venture that caused the Company to recognize all of the gain that was deferred in 2006.
          Discussion of New Accounting Pronouncements.
          Derivative Instruments and Hedging Activities
          In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.” SFAS No. 161 requires entities that use derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. SFAS No. 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS No. 133 have been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows. The Company adopted the provisions of SFAS No. 161 effective January 1, 2009, although no additional disclosures were required. See Note 2 for the Company’s disclosures about its derivative instruments and hedging activities.
          Fair Value of Financial Instruments
          Financial Staff Position (“FSP”) FAS 107-1, “Interim Disclosures about Fair Value of Financial Instruments,” requires disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. This statement is effective for interim periods ending after June 15, 2009. The Company plans to adopt FSP FAS 107-1 in the second quarter of 2009.
          Accounting for Noncontrolling Interests
          The Company adopted SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” and Emerging Issues Task Force (“EITF”) D-98, “Classification and Measurement of Redeemable Securities,” on January 1, 2009.
          The Company consolidates various ventures that are involved in the ownership and/or development of real estate and has historically recorded the other partner’s interest as a minority interest. In December 2007, the FASB issued SFAS No. 160 which requires that amounts formerly reflected as minority interests be classified as noncontrolling interests and reflected in stockholders’ equity, if appropriate, in the Company’s Condensed Consolidated Balance Sheets. Income or loss associated with noncontrolling interests is required to be presented separately, net of tax, below net income on the Company’s Condensed Consolidated Income Statement. These amounts were previously included in net income as minority interest in income of consolidated subsidiaries. In addition, SFAS No. 160 also requires a reconciliation of equity of both the parent and its noncontrolling interests. During 2008, revisions were also made to EITF D-98, which clarified that certain noncontrolling interests with redemption provisions that are outside the Company’s control, commonly referred to as redeemable minority interests, were within the scope of EITF D-98. The Company has several venture agreements which contain provisions requiring the Company to purchase the noncontrolling interest at the then fair value upon demand on or after a future date. Upon adoption of SFAS No. 160, and in conjunction with the requirements of EITF D-98, the Company reflected the fair value of the redeemable noncontrolling interests in consolidated subsidiaries in a separate line item on the Condensed Consolidated Balance Sheets. The Company recorded the difference between cost and fair value of redeemable noncontrolling interests as an adjustment to Stockholders’ Investment. Under EITF D-98, the Company has a choice of either (1) accreting redeemable noncontrolling interests to their redemption value over the redemption period or (2) recognizing changes in the redemption value immediately as they occur. The Company is utilizing the second approach.
          Accounting for Participating Securities
          The Company adopted EITF No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities,” on January 1, 2009. This standard requires that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents be included in the computation of earnings per share for all periods presented. The Company’s restricted stock falls within the scope of this standard. Therefore, both basic and diluted earnings per share for the three months ended March 31, 2008 have been retroactively adjusted to conform to this new standard. See Note 3 for further discussion.
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
     FFO is used by industry analysts and investors as a supplemental measure of an equity REIT’s operating performance. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, many industry investors and analysts have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. Thus, NAREIT created FFO as a supplemental measure of REIT operating performance that excludes historical cost depreciation, among other items, from GAAP net income. The use of FFO, combined with the required primary GAAP presentations, has been fundamentally beneficial, improving the understanding of operating results of REITs among the investing public and making comparisons of REIT operating results more meaningful. Company management evaluates operating performance in part based on FFO. Additionally, the Company uses FFO and FFO per share, along with other measures, to assess performance in connection with evaluating and granting incentive compensation to its officers and key employees. The reconciliation of net income available to common stockholders to FFO is as follows for the quarters ended March 31, 2009 and 2008 (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Net Income Available to Common Stockholders	$160,571	$1,839

Depreciation and amortization:
Consolidated properties	13,056	11,265
Discontinued properties	—	174
Share of unconsolidated joint ventures	2,158	1,391

Depreciation of furniture, fixtures and equipment and amortization of specifically identifiable intangible assets:
Consolidated properties	(968)	(770)
Discontinued properties	—	(7)
Share of unconsolidated joint ventures	(10)	(25)

Gain on sale of investment properties, net of applicable income tax provision:
Consolidated	(167,434)	(3,792)
Share of unconsolidated joint ventures	(28)	—

Gain on sale of undepreciated investment properties	209	3,736

Funds From Operations Available to Common Stockholders	$7,554	$13,811

Liquidity and Capital Resources:
Financial Condition.
          The Company had four projects in its development pipeline at March 31, 2009. Management believes that the Company has the capacity to complete these projects with cash on hand plus availability under its credit facility and construction loans. The Company does not foresee the need to access the capital markets in order to complete its current projects. In addition, the Company is not exposed to any significant debt maturities in 2009. Management estimates that the Company has the ability to repay its near-term maturities with the availability noted above. The financial condition of the Company is discussed in further detail below.
          At March 31, 2009, the Company was subject to the following contractual obligations and commitments (in thousands):

		Less than			After
	Total	1 Year	1-3 Years	4-5 Years	5 years
Contractual Obligations:
Company long-term debt
Unsecured notes payable and construction loans	$422,226	$226	$322,000	$100,000	$—
Mortgage notes payable	523,043	2,306	147,360	226,083	147,294
Interest commitments under notes payable (1)	172,904	45,798	72,063	28,038	27,005
Operating leases (ground leases)	15,137	92	192	202	14,651
Operating leases (all other)	9,056	5,349	3,215	255	237

Total contractual obligations	$1,142,366	$53,771	$544,830	$354,578	$189,187

Commitments:
Letters of credit	$4,200	$4,200	$—	$—	$—
Performance bonds	5,437	4,415	1,022	—	—
Estimated development commitments (2)	61,335	37,414	22,080	1,841	—
Unfunded tenant improvements	2,131	2,131	—	—	—

Total commitments	$73,103	$48,160	$23,102	$1,841	$—

(1)	Interest on variable rate obligations is based on rates effective as of March 31, 2009.

(2)	Development commitments include share of joint venture development commitments.

          In April 2009, the Company repaid the San Jose MarketCenter note in full for approximately $70.1 million, which represents a discount from the face amount. The Company expects to record a gain on extinguishment of debt, net of unamortized loan closing costs and fees, of approximately $12.7 million in the second quarter of 2009 related to this repayment.
          The Company has an interest rate swap agreement with a notional amount of $100 million in order to manage its interest rate risk under the Term Facility. The Company designated this swap as a cash flow hedge, and this swap effectively fixes the underlying LIBOR rate of the Term Facility at 5.01%. The Company also has two interest rate swap agreements with notional amounts of $75 million each in order to manage interest rate risk associated with floating-rate, LIBOR-based borrowings. The Company designated these swaps as cash flow hedges, and these swaps effectively fix a portion of the underlying LIBOR rate on $150 million of Company borrowings at an average rate of 2.84%. For the three months ended March 31, 2009 and the year ended December 31, 2008, there was no ineffectiveness under any of the Company’s interest rate swaps. The fair value calculation for the swaps is deemed to be a Level 2 calculation under the guidelines as set forth in SFAS No. 157. The Company obtains a third party valuation utilizing estimated future LIBOR rates to calculate fair value. The fair values of the interest rate swap agreements were recorded in accounts payable and accrued liabilities and accumulated other comprehensive loss on the Condensed Consolidated Balance Sheets, detailed as follows (in thousands):

		Floating Rate,
		LIBOR-based
	Term Facility	Borrowings	Total

Balance, December 31, 2008	$11,869	$4,732	$16,601
Change in fair value	(333)	(147)	(480)

Balance, March 31, 2009	$11,536	$4,585	$16,121

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
          As of March 31, 2009, the Company had $322.0 million drawn on its $500 million credit facility and had $59.7 million in cash and cash equivalents. The amount available under this credit facility is reduced by outstanding letters of credit, which were $4.2 million at March 31, 2009. These amounts are available to fund operations, ongoing development activities and capital expenditures, among other things. The Company’s interest rate on its credit facility is LIBOR plus a spread based on certain of the Company’s ratios and other factors, and interest is due periodically as defined by the loan agreement. As of March 31, 2009, the spread over LIBOR for the credit facility was 1.10%, and the spread over LIBOR for the Term Facility was 1.05%. The Company is currently in compliance with its financial covenants.
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
     As of March 31, 2009, the weighted average interest rate on the Company’s consolidated debt was 5.0%.
     The Company may also generate capital through the issuance of securities that includes common or preferred stock, warrants, debt securities or depositary shares. In March 2009, the Company filed a shelf registration statement to allow for the issuance of up to $500 million under this registration statement, the full amount of which is available to be issued as of March 31, 2009. The Company elected to pay its dividend for the second quarter of 2009 in a combination of cash and stock. Shares were drawn under this shelf registration statement to be issued to stockholders in conjunction with this dividend.
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
     Cash Flows.
     Cash Flows from Operating Activities. Cash flows from operating activities decreased approximately $6.7 million between the three month 2009 period and the corresponding 2008 period. This decrease is mainly a result of increased interest payments and a decrease in distributions from joint ventures, offset by a decrease in expenditures on residential and multi-family development and by a decrease in the change in other operating assets and liabilities. See the results of operations section above for more discussion related to interest expense, joint venture results and residential lot activity. The decrease in operating distributions received from unconsolidated joint ventures is mainly due to $8.3 million in distributions from TRG in 2008 from multi-family unit closings.
     Cash Flows from Investing Activities. Net cash used in investing activities decreased $48.0 million between the three month 2009 period and the corresponding 2008 period, mainly due to a decrease of $43.1 million in property acquisition and development expenditures resulting from a decline in development activity between the periods. In addition, investments in unconsolidated joint ventures decreased approximately $6.9 million between the periods, mainly due to lower contributions to the Palisades West LLC joint venture, which constructed two office buildings that were substantially completed in the fourth quarter of 2008.
     Cash Flows from Financing Activities. Net cash provided by financing activities decreased $105.7 million between the three month 2009 period and the corresponding 2008 period to net cash used in financing activities of $11.1 million. The Company had higher net proceeds under its credit facility of $107.2 million in the three month 2008 period compared to the 2009 period, mainly due to the decrease in the Company’s development projects. In addition, common dividends paid decreased approximately $6.1 million between the periods as the quarterly dividend paid decreased from $0.37 per share in 2008 to $0.25 per share in 2009.
     Dividends. During the three months ended March 31, 2009, the Company paid common and preferred dividends of $16.1 million, which it funded with cash provided by operating activities, distributions from unconsolidated joint ventures and indebtedness. During the 2008 period, the Company paid common and preferred dividends of $22.8 million which it funded with cash provided by operating activities, proceeds from investment property sales, distributions from unconsolidated joint ventures and indebtedness. The Company intends to fund the cash portion of its quarterly distributions to common and preferred stockholders with cash provided by operating activities, proceeds from investment property sales, distributions from unconsolidated joint ventures, and indebtedness, if necessary. The Company’s Board of Directors declared a quarterly dividend of $0.25 per share payable in June 2009, which will be paid in a combination of cash and stock. Future dividends may be paid in a combination of cash and stock.
Off Balance Sheet Arrangements
     The Company has a number of off balance sheet joint ventures with varying structures. At March 31, 2009, the Company’s unconsolidated joint ventures had aggregate outstanding indebtedness to third parties of approximately $450.4 million of which the Company’s share was $201.9 million. These loans are generally mortgage or construction loans, most of which are non-recourse to the Company. Also, in certain instances, the Company provides “non-recourse carve-out guarantees” on these non-recourse loans. The Company also has certain guarantees for the repayment of the debt at the CF Murfreesboro Associates and Glenmore Garden Villas LLC ventures, and performance and repayment guarantees at its Terminus 200 LLC venture. See the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 for detailed information on these guarantees. An estimate of the liability associated with these guarantees was made upon entering into the guarantee, and there have been no material changes in the Company’s estimated liability related to these guarantees in the three months ended March 31, 2009. The unconsolidated joint ventures also had performance bonds, which the Company guarantees, totaling approximately $2.2 million at March 31, 2009.
     Several of these ventures are involved in the acquisition and development of real estate. As capital is required to fund the acquisition and development of this real estate, the Company must fund its share of the costs not funded by operations or outside financing. As of March 31, 2009, the Company had approximately $46.0 million in estimated construction commitments for its office unconsolidated joint ventures, anticipated to be funded by partner contributions or outside financing at the venture level. These amounts are included in the development commitments total above, as a portion may be funded by the Company. The Company also estimates there will be further acquisition and development expenditures at certain of its residential joint ventures. Based on the nature and timing of activities conducted in these ventures, management cannot estimate with any degree of accuracy amounts that the Company may be required to fund in the short or long-term. However, management does not believe that additional funding of these ventures will have a material adverse effect on its financial condition or results of operations.
Critical Accounting Policies
     There has been no material change in the Company’s critical accounting policies from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The Company estimates that the market risk associated with its notes payable at March 31, 2009 is similar to that as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. See additional discussion in the Form 10-K.
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
Item 1A. Risk Factors
     There has been no material change in the Company’s risk factors from those outlined in Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
      The following table contains information about the Company’s purchases of its equity securities during the first quarter of 2009:

	COMMON STOCK
	TOTAL PURCHASES (1)		PURCHASES INSIDE PLAN
			Total Number of Shares	Maximum Number of
	Total Number of	Average Price Paid	Purchased as Part of	Shares That May Yet Be
	Shares Purchased	per Share	Publicly Announced Plan (2)	Purchased Under Plan (2)
January 1 - 31	—	$—	—	4,121,500
February 1 - 28	—	—	—	4,121,500
March 1 - 31	—	—	—	4,121,500

	—	$—	—	4,121,500

	PREFERRED STOCK
	TOTAL PURCHASES		PURCHASES INSIDE PLAN
			Total Number of Shares	Maximum Number of
	Total Number of	Average Price Paid	Purchased as Part of	Shares That May Yet Be
	Shares Purchased	per Share	Publicly Announced Plan (3)	Purchased Under Plan (3)
January 1 - 31	—	$—	—	6,784,090
February 1 - 28	—	—	—	6,784,090
March 1 - 31	—	—	—	6,784,090

	—	$—	—	6,784,090

(1)	The purchases of equity securities generally relate to shares remitted by employees as payment for option exercises or income taxes due. There was no activity for the first quarter 2009.

(2)	On May 9, 2006, the Board of Directors of the Company authorized a stock repurchase plan of up to 5,000,000 shares of the Company’s common stock. On November 18, 2008, the expiration of this plan was extended to May 9, 2011. The Company has purchased 878,500 common shares under this plan, and no purchases occurred during the first quarter 2009.

(3)	On November 10, 2008, the stock repurchase plan was also expanded to include authorization to repurchase up to $20 million of Preferred Shares. This program was expanded on November 18, 2008, to include all 4,000,000 shares of both the Company’s Series A and B Preferred stock. The Company has purchased 1,215,910 preferred shares under this plan, and no purchases occurred in the first quarter of 2009.
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

May 5, 2009