Form 10-Q
period 2009-06-30
COUSINS PROPERTIES INC
filed 2009-08-10
CIK 25232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________
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
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 6, 2009

Common Stock, $1 par value per share	52,293,704 shares

FORWARD-LOOKING STATEMENTS
     Certain matters contained in this report are forward-looking statements within the meaning of the federal securities laws and are subject to uncertainties and risks. These include, but are not limited to, general and local economic conditions (including the current general recession and state of the credit markets), local real estate conditions (including the overall condition of the residential and condominium markets), the activity of others developing competitive projects, the risks associated with development projects (such as delay, cost overruns and leasing/sales risk of new properties), the cyclical nature of the real estate industry, the financial condition of existing tenants, interest rates, the Company’s ability to obtain favorable financing or zoning, environmental matters, the effects of terrorism, the ability of the Company to close properties under contract and other risks detailed from time to time in Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The words “believes,” “expects,” “anticipates,” “estimates” and similar expressions are intended to identify forward-looking statements. Although the Company believes that its plans, intentions and expectations reflected in any forward-looking statements are reasonable, the Company can give no assurance that such plans, intentions or expectations will be achieved. Such forward-looking statements are based on current expectations and speak as of the date of such statements. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of future events, new information or otherwise.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share and per share amounts)

	June 30,	December 31,
	2009	2008
ASSETS
PROPERTIES:
Operating properties, net of accumulated depreciation of $209,701 and $182,050 in 2009 and 2008, respectively	$955,668	$853,450
Projects under development	56,992	172,582
Land held for investment or future development	130,269	115,862
Residential lots under development	61,136	59,197
Multi-family units held for sale	40,001	70,658

Total properties	1,244,066	1,271,749

CASH AND CASH EQUIVALENTS	54,121	82,963
RESTRICTED CASH	4,280	3,636
NOTES AND OTHER RECEIVABLES, net of allowance for doutbful accounts of $2,921 and $2,764 in 2009 and 2008, respectively	53,620	51,267
INVESTMENT IN UNCONSOLIDATED JOINT VENTURES	167,780	200,850
OTHER ASSETS	66,908	83,330

TOTAL ASSETS	$1,590,775	$1,693,795

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
NOTES PAYABLE	$943,792	$942,239
ACCOUNTS PAYABLE AND ACCRUED LIABILITIES	54,857	65,026
DEFERRED GAIN	4,564	171,838
DEPOSITS AND DEFERRED INCOME	6,802	6,485

TOTAL LIABILITIES	1,010,015	1,185,588

COMMITMENTS AND CONTINGENT LIABILITIES

REDEEMABLE NONCONTROLLING INTERESTS	12,755	3,945

STOCKHOLDERS’ INVESTMENT:
Preferred stock, 20,000,000 shares authorized, $1 par value:
7.75% Series A cumulative redeemable preferred stock, $25 liquidation preference; 2,993,090 shares issued and outstanding in 2009 and 2008	74,827	74,827
7.50% Series B cumulative redeemable preferred stock, $25 liquidation preference; 3,791,000 shares issued and outstanding in 2009 and 2008	94,775	94,775
Common stock, $1 par value, 150,000,000 shares authorized, 55,863,169 and 54,922,173 shares issued in 2009 and 2008, respectively	55,863	54,922
Additional paid-in capital	379,389	368,829
Treasury stock at cost, 3,570,082 shares in 2009 and 2008	(86,840)	(86,840)
Accumulated other comprehensive loss on derivative instrument	(13,089)	(16,601)
Cumulative undistributed net income (distributions in excess of net income)	30,217	(23,189)

TOTAL STOCKHOLDERS’ INVESTMENT	535,142	466,723

Nonredeemable noncontrolling interests	32,863	37,539

TOTAL EQUITY	568,005	504,262

TOTAL LIABILITIES AND EQUITY	$1,590,775	$1,693,795

See notes to condensed consolidated financial statements.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
REVENUES:
Rental property revenues	$37,095	$36,700	$74,604	$71,007
Fee income	8,172	7,802	16,216	15,360
Residential lot, multi-family and outparcel sales	4,513	1,255	7,061	2,999
Interest and other	1,285	940	2,271	2,300

	51,065	46,697	100,152	91,666

COSTS AND EXPENSES:
Rental property operating expenses	15,159	14,583	32,472	28,021
General and administrative expenses	9,948	8,965	19,366	19,296
Separation expenses	2,026	48	2,370	316
Reimbursed general and administrative expenses	4,030	4,054	8,258	7,840
Depreciation and amortization	15,381	12,611	28,437	23,876
Residential lot, multi-family and outparcel cost of sales	3,208	832	4,938	1,778
Interest expense	10,560	7,367	20,990	13,642
Impairment loss	36,500	—	36,500	—
Other	4,432	549	5,978	2,304

	101,244	49,009	159,309	97,073

GAIN ON EXTINGUISHMENT OF DEBT	12,498	—	12,498	—

LOSS FROM CONTINUING OPERATIONS BEFORE TAXES, INCOME (LOSS) FROM UNCONSOLIDATED JOINT VENTURES AND GAIN ON SALE OF INVESTMENT PROPERTIES	(37,681)	(2,312)	(46,659)	(5,407)

(PROVISION) BENEFIT FOR INCOME TAXES FROM OPERATIONS	(11,293)	2,176	(7,352)	5,393

INCOME (LOSS) FROM UNCONSOLIDATED JOINT VENTURES:
Equity in net income (loss) from unconsolidated joint ventures	(1,231)	2,239	589	5,056
Impairment loss on investment in unconsolidated joint ventures	(28,130)	—	(28,130)	—

	(29,361)	2,239	(27,541)	5,056

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE GAIN ON SALE OF INVESTMENT PROPERTIES	(78,335)	2,103	(81,552)	5,042

GAIN ON SALE OF INVESTMENT PROPERTIES, NET OF APPLICABLE INCOME TAX PROVISION	801	5,212	168,235	9,004

INCOME (LOSS) FROM CONTINUING OPERATIONS	(77,534)	7,315	86,683	14,046

DISCONTINUED OPERATIONS, NET OF APPLICABLE INCOME TAX PROVISION:
Loss from discontinued operations	—	(341)	(7)	(749)
Gain on sale of investment properties	146	—	146	—

	146	(341)	139	(749)

NET INCOME (LOSS)	(77,388)	6,974	86,822	13,297

NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(698)	(251)	(1,110)	(922)

NET INCOME (LOSS) ATTRIBUTABLE TO CONTROLLING INTEREST	(78,086)	6,723	85,712	12,375

DIVIDENDS TO PREFERRED STOCKHOLDERS	(3,227)	(3,812)	(6,454)	(7,625)

NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	$(81,313)	$2,911	$79,258	$4,750

PER COMMON SHARE INFORMATION — BASIC:
Income (loss) from continuing operations	$(1.56)	$0.07	$1.52	$0.10
Income (loss) from discontinued operations	—	(0.01)	—	(0.01)

Basic net income (loss) available to common stockholders	$(1.56)	$0.06	$1.52	$0.09

PER COMMON SHARE INFORMATION — DILUTED:
Income (loss) from continuing operations	$(1.56)	$0.06	$1.52	$0.10
Income (loss) from discontinued operations	—	(0.01)	—	(0.01)

Diluted net income (loss) available to common stockholders	$(1.56)	$0.05	$1.52	$0.09

DIVIDENDS DECLARED PER COMMON SHARE	$0.25	$0.37	$0.50	$0.74

See notes to condensed consolidated financial statements.

COUSINS PROPERTIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ INVESTMENT
For the Six Months Ended June 30, 2009 and 2008
(Unaudited, in thousands)

						Cumulative	Total
						Undistributed	Stockholders	Nonredeemable
					Accumulated	Net Income	Investment	Noncontrolling
			Additional		Other	(Distributions in	Attributable to	Interests in
	Preferred	Common	Paid-In	Treasury	Comprehensive	Excess of	Controlling	Consolidated	Total
	Stock	Stock	Capital	Stock	Loss	Net Income)	Interest	Subsidiaries	Equity

Balance December 31, 2008	$169,602	$54,922	$368,829	$(86,840)	$(16,601)	$(23,189)	$466,723	$37,539	$504,262

Net income	—	—	—	—	—	85,712	85,712	1,229	86,941
Other comprehensive income	—	—	—	—	3,512	—	3,512	—	3,512

Total comprehensive income	—	—	—	—	3,512	85,712	89,224	1,229	90,453
Common stock issued pursuant to:
Grants under director stock plan	—	24	97	—	—	—	121	—	121
Stock dividend, net of issuance costs	—	927	7,551	—	—	(8,551)	(73)	—	(73)
Amortization of stock options and restricted stock, net of forfeitures	—	(10)	2,912	—	—	—	2,902	—	2,902
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(5,905)	(5,905)
Decrease for change in fair value of nonredeemable noncontrolling interests	—	—	—	—	—	(180)	(180)	—	(180)
Cash preferred dividends paid	—	—	—	—	—	(6,454)	(6,454)	—	(6,454)
Cash common dividends paid	—	—	—	—	—	(17,121)	(17,121)	—	(17,121)

Balance June 30, 2009	$169,602	$55,863	$379,389	$(86,840)	$(13,089)	$30,217	$535,142	$32,863	$568,005

						Cumulative	Total
						Undistributed	Stockholders	Nonredeemable
					Accumulated	Net Income	Investment	Noncontrolling
			Additional		Other	(Distributions in	Attributable to	Interests in
	Preferred	Common	Paid-In	Treasury	Comprehensive	Excess of	Controlling	Consolidated	Total
	Stock	Stock	Capital	Stock	Loss	Net Income)	Interest	Subsidiaries	Equity

Balance December 31, 2007	$200,000	$54,851	$348,508	$(86,840)	$(4,302)	$42,604	$554,821	$38,419	$593,240

Net income	—	—	—	—	—	12,375	12,375	1,138	13,513
Other comprehensive income	—	—	—	—	323	—	323	—	323

Total comprehensive income	—	—	—	—	323	12,375	12,698	1,138	13,836

Common stock issued pursuant to:
Exercise of options and grants under director stock plan	—	57	911	—	—	—	968	—	968
Restricted stock grants, net of amounts withheld for income taxes	—	6	(6)	—	—	—	—	—	—
Amortization of stock options and restricted stock, net of forfeitures	—	(8)	2,045	—	—	—	2,037	—	2,037
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(1,195)	(1,195)
Decrease for change in fair value of nonredeemable noncontrolling interests	—	—	—	—	—	(6,720)	(6,720)	154	(6,566)
Cash preferred dividends paid	—	—	—	—	—	(7,625)	(7,625)	—	(7,625)
Cash common dividends paid	—	—	—	—	—	(37,966)	(37,966)	—	(37,966)

Balance June 30, 2008	$200,000	$54,906	$351,458	$(86,840)	$(3,979)	$2,668	$518,213	$38,516	$556,729

See notes to condensed consolidated financial statements.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$86,822	$13,297
Adjustments to reconcile net income to net cash flows provided by operating activities:
Gain on sale of investment properties, including discontinued operations	(168,381)	(9,004)
Gain on extinguishment of debt	(12,498)	—
Impairment loss	36,500	—
Impairment loss on investment in unconsolidated joint ventures	28,130	—
Abandoned predevelopment projects	4,072	1,053
Depreciation and amortization	28,437	24,224
Amortization of deferred financing costs	776	779
Stock-based compensation	3,023	1,939
Change in deferred income taxes	8,897	(9,182)
Effect of recognizing rental revenues on a straight-line or market basis	(2,203)	(2,545)
Operating distributions in excess of income from unconsolidated joint ventures	3,349	11,649
Residential lot, outparcel and multi-family cost of sales, net of closing costs paid	4,809	1,748
Residential lot, outparcel and multi-family acquisition and development expenditures	(3,005)	(10,484)
Changes in other operating assets and liabilities:
Change in other receivables and other assets	(2,032)	951
Change in accounts payable and accrued liabilities	(1,180)	3,899

Net cash provided by operating activities	15,516	28,324

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from investment property sales	2,220	33,455
Property acquisition and development expenditures	(28,643)	(113,528)
Investment in unconsolidated joint ventures	(3,007)	(16,984)
Distributions from unconsolidated joint ventures in excess of income	2,500	2,142
Investment in notes receivable, net	(640)	(86)
Change in other assets, net	(2,012)	(9,034)
Change in restricted cash	(644)	706

Net cash used in investing activities	(30,226)	(103,329)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facility	158,200	220,325
Repayment of credit facility	(71,200)	(99,325)
Repayment of other notes payable	(71,561)	(9,725)
Common stock issued, net of expenses	(73)	1,066
Cash common dividends paid	(17,121)	(37,966)
Cash preferred dividends paid	(6,454)	(7,625)
Distributions to noncontrolling interests	(5,923)	(1,247)

Net cash provided by (used in) financing activities	(14,132)	65,503

NET DECREASE IN CASH AND CASH EQUIVALENTS	(28,842)	(9,502)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	82,963	17,825

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$54,121	$8,323

See notes to condensed consolidated financial statements.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
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
     The condensed consolidated financial statements are unaudited and were prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, these financial statements reflect all adjustments necessary (which adjustments are of a normal and recurring nature) for the fair presentation of the Company’s financial position as of June 30, 2009 and results of operations for the three and six months ended June 30, 2009 and 2008. Results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of results expected for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. These condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The accounting policies employed are materially the same as those shown in Note 2 to the consolidated financial statements included in such Form 10-K.
New Accounting Pronouncements
     The Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 165, Subsequent Events,” on June 30, 2009. SFAS No. 165 provides guidance for disclosing events that occur after the balance sheet date, but before financial statements are issued or available to be issued. The adoption of SFAS No.165 did not have an impact on the Company’s Condensed Consolidated Financial Statements. The Company has evaluated subsequent events through August 10, 2009, the filing date of this report, and determined that there have not been any significant events that have occurred through that date that have not already been reflected in the Condensed Consolidated Financial Statements and/or disclosed in the Notes herein.
     In June 2009, SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” was issued, which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. SFAS No. 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS No. 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity (“VIE”), and also requires additional disclosures about a company’s involvement in VIEs, including any significant changes in risk exposure due to that involvement. SFAS No. 167 is effective for fiscal years beginning after November 15, 2009, and the Company has not completed its evaluation of the effect of adoption on financial condition, results of operations or cash flows.
     In June 2009, SFAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles, a Replacement of FASB Statement No. 162,” was issued. This Standard establishes the FASB Accounting Standards Codification™ (the “Codification”) as the source of authoritative accounting principles recognized by the Financial Accounting Standards Board to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. The Codification does not change current GAAP, but is intended to simplify user access to all authoritative GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ending after September 15, 2009, and as of the effective date, all existing accounting standard documents will be superseded. Accordingly, the Company’s Quarterly Report on Form 10-Q for the quarter ending September 30, 2009 and all subsequent public filings will reference the Codification as the sole source of authoritative literature.
     Additional accounting pronouncements which have been adopted by the Company since December 31, 2008 are discussed in Notes 2, 3 and 10.
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
     In the periods prior to the second quarter of 2009, the Company included separation payments to terminated employees within the general and administrative expense line item. These amounts are being segregated on the Condensed Consolidated Statements of Income in the current period and prior period amounts have been revised to conform to this new presentation.
2. NOTES PAYABLE, INTEREST EXPENSE AND COMMITMENTS AND CONTINGENCIES
     The following table summarizes the terms and amounts of the notes payable outstanding at June 30, 2009 and December 31, 2008 (in thousands):

		Term/		Outstanding at
		Amortization		June 30,	December 31,
Description	Interest Rate	Period (Years)	Maturity	2009	2008
Credit Facility (a maximum of $500,000), unsecured	LIBOR + 0.75% to 1.25%	4/N/A	8/29/11	$398,000	$311,000
Term Facility (a maximum of $100,000), unsecured	Swapped rate of 5.01% + 0.70% to 1.20%	5/N/A	8/29/12	100,000	100,000
Terminus 100 mortgage note (interest only)	6.13%	5/N/A	10/1/12	180,000	180,000
The American Cancer Society Center mortgage note (interest only until October 1, 2011)	6.4515%	5/30	9/1/17	136,000	136,000
San Jose MarketCenter mortgage note (interest only)	5.60%	3/N/A	12/1/10	—	83,300
333/555 North Point Center East mortgage note	7.00%	10/25	11/1/11	27,701	28,102
Meridian Mark Plaza mortgage note	8.27%	10/28	9/1/10	22,523	22,757
100/200 North Point Center East mortgage note (interest only until July 1, 2010)	5.39%	5/30	6/1/12	25,000	25,000
The Points at Waterview mortgage note	5.66%	10/25	1/1/16	17,231	17,433
600 University Park Place mortgage note	7.38%	10/30	8/10/11	12,651	12,762
Lakeshore Park Plaza mortgage note	5.89%	4/25	8/1/12	18,075	18,241
Handy Road Associates, LLC (see note)	Prime + 0.5%	2/N/A	3/31/10	3,244	—
The Brownstones at Habersham (interest only; see note)	5.00%	3/N/A	6/5/12	3,150	—
King Mill Project I member loan (a maximum of $2,849; interest only)	9.00%	3/N/A	8/29/11	—	2,711
King Mill Project I second member loan (a maximum of $2,349; interest only)	9.00%	3/N/A	6/26/09	—	2,047
Jefferson Mill Project member loan (a maximum of $3,156; interest only)	9.00%	3/N/A	9/13/09	—	2,652
Other miscellaneous notes	Various	Various	Various	217	234

				$943,792	$942,239

2009 Activity
     During the first quarter of 2009, the King Mill and Jefferson Mill member loans, including accrued interest, were converted to equity in C/W King Mill I, LLC and C/W Jefferson Mill I LLC, both of which are consolidated entities of the Company.
     In April 2009, the Company satisfied the San Jose MarketCenter note in full for approximately $70.3 million, which represents a discount from the face amount. The Company recorded a gain on extinguishment of debt, net of unamortized loan closing costs and fees, of approximately $12.5 million in the second quarter of 2009 related to this repayment.
     In June 2009, the Company consolidated its investment in Handy Road Associates, LLC, which was previously accounted for under the equity method. See Note 6 herein for further information. The related note payable was recorded at its current fair value of $3.2 million. The note is non-recourse to the Company, is guaranteed by the third-party partner in the venture and matures March 31, 2010.
     In June 2009, the Company purchased The Brownstones at Habersham, a townhome project in Atlanta, Georgia, and executed a promissory note that partially funded the purchase. Interest-only payments of 5% per annum are due through June 2010, at which point the interest rate changes to Prime plus 1.75% until maturity. The principal amount of the note is due in full on June 5, 2012.
Derivative Instruments and Hedging Activities
     The Company adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” on January 1, 2009. Entities that use derivative instruments are required to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. Entities are also required to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of derivative accounting rules have been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows.
     The Company utilizes interest rate swap agreements to manage its exposure to interest rate movements under variable-rate obligations. The Company has an interest rate swap agreement with a notional amount of $100 million in order to manage its interest rate risk under the Term Facility. The Company designated this swap as a cash flow hedge, and this swap effectively fixes the underlying LIBOR rate of the Term Facility at 5.01%. The Company also has two interest rate swap agreements with notional amounts of $75 million each in order to manage interest rate risk associated with floating-rate, LIBOR-based borrowings. The Company designated these swaps as cash flow hedges, and these swaps effectively fix a portion of the underlying LIBOR rate on $150 million of Company borrowings at an average rate of 2.84%. During both the six months ended June 30, 2009 and the year ended December 31, 2008, there was no ineffectiveness under any of the Company’s interest rate swaps. The fair value calculation for the swaps is deemed to be a Level 2 calculation under the guidelines as set forth in SFAS No. 157, “Fair Value Measurements.” The Company obtains a third party valuation utilizing estimated future LIBOR rates to calculate fair value. The fair values of the interest rate swap agreements were recorded in Accounts Payable and Accrued Liabilities and Accumulated Other Comprehensive Loss on Derivative Instrument on the Condensed Consolidated Balance Sheets, detailed as follows (in thousands):

		Floating Rate,
		LIBOR-based
	Term Facility	Borrowings	Total

Balance, December 31, 2008	$11,869	$4,732	$16,601
Change in fair value	(2,722)	(790)	(3,512)

Balance, June 30, 2009	$9,147	$3,942	$13,089

Additional debt information
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
     At June 30, 2009 and December 31, 2008, the estimated fair values of the Company’s notes payable was approximately $914.3 million and $904.1 million, respectively, calculated by discounting future cash flows at estimated rates at which similar loans would have been obtained at those dates. The fair value calculations for the notes payable are deemed to be Level 2 calculations under the guidelines as set forth in SFAS No. 157. The Company estimates current interest rates that could be obtained on similar loans in active markets in order to calculate the fair value.
     For the three and six months ended June 30, 2009 and 2008, interest expense was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Interest expensed	$11,815	$11,831	$24,071	$23,074
Interest capitalized	(1,255)	(4,464)	(3,081)	(9,432)

Total interest incurred	$10,560	$7,367	$20,990	$13,642

     At June 30, 2009, the Company had outstanding letters of credit and performance bonds of $9.3 million. The Company has projects under development for which it estimates total future funding commitments of $44.5 million at June 30, 2009 (including projects under development at joint ventures, which could be funded by loans at the venture level or capital contributions by the partners). Additionally, the Company has future obligations as a lessor under numerous leases to fund, if certain conditions are met, approximately $17.7 million of tenant improvements as of June 30, 2009. As a lessee, the Company has future obligations under ground and office leases of approximately $21.6 million at June 30, 2009.
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
     On January 1, 2009, the Company adopted Emerging Issues Task Force No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.” Under this rule, the Company is required to reflect unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents in the computation of earnings per share for all periods presented. The Company’s outstanding restricted stock has nonforfeitable rights to dividends. Both basic and diluted earnings per share for the three and six months ended June 30, 2008 were retroactively adjusted to conform to this presentation. In the second quarter of 2009, the Company paid its quarterly dividend of $0.25 per share with a combination of cash and stock. The Company accounted for the distribution of stock for the quarterly dividend as a stock dividend, as outlined under the accounting rules, for the purposes of calculating earnings per share. Therefore, the Company retroactively adjusted weighted average shares outstanding for all periods presented by increasing prior shares correspondingly. Both of these changes to prior amounts reported are detailed as follows (in thousands):

	Three months ended		Six months ended
	June 30, 2008		June 30, 2008
	Basic	Diluted	Basic	Diluted
Weighted average shares, as originally reported	51,187	52,040	51,167	51,842
Less dilutive effect of restricted shares	—	(23)	—	(14)
Weighted average unvested restricted shares	135	135	134	134
Adjustment due to payment of dividend in stock	929	944	929	941

Weighted average shares, as adjusted	52,251	53,096	52,230	52,903

     Weighted average shares-basic and weighted average shares-diluted after the above adjustments are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Weighted average shares-basic, as adjusted	52,278	52,251	52,278	52,230
Dilutive potential common shares:
Stock options	—	845	—	673

Weighted average shares-diluted	52,278	53,096	52,278	52,903

Anti-dilutive options not included	6,295	2,443	6,287	2,456

4. STOCK-BASED COMPENSATION
     Companies are required to recognize the grant date fair value of share-based awards over the required service period of the awards as compensation expense. The Company has several types of stock-based compensation awards — stock options, restricted stock and restricted stock units - which are described in Note 6 of “Notes to Consolidated Financial Statements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The Company uses the Black-Scholes option-pricing model to value its stock option grants and the Monte Carlo pricing method to value its performance-based restricted stock units. The Company entered into a new stock-based compensation program during the second quarter of 2009. This new award will be settled in cash and will be paid if the Company’s stock price achieves a specified level of growth and the service requirement is met. This award was also valued using the Monte Carlo pricing method.
     Stock-based compensation expense is recorded in general and administrative expense in the Condensed Consolidated Statements of Income over the related awards’ vesting period. A portion of share-based payment expense is capitalized to projects under development in accordance with applicable accounting rules. The Company estimates forfeitures when calculating the expense related to stock-based compensation, and reflects the benefits of tax deductions in excess of recognized compensation cost to be reported as both a financing cash inflow and an operating cash outflow. The Company recorded compensation expense of approximately $821,000 and $892,000 for the three months ended June 30, 2009 and 2008, respectively, and $1.7 million and $2.3 million for the six months ended June 30, 2009 and 2008, respectively, related to stock-based compensation, after the effect of capitalization to projects under development and income tax benefit. In addition, in the second quarter of 2009, Tom Bell, the Company’s former Chairman of the Board and Chief Executive Officer, retired. As a part of his retirement agreement, certain stock-based compensation awards previously granted to him were modified or accelerated, and, as a result, the Company recorded additional compensation expense of $1.6 million. As of June 30, 2009, the Company had $5.6 million of total unrecognized compensation cost related to stock-based compensation, which will be recognized over a weighted average period of 1.8 years.
     During 2009, the Company granted 836,460 options to its key employees. These options have an exercise price of $8.35 per share, the market value of the Company’s stock on the grant date. The Company also granted 48,000 options to its directors at an exercise price of $9.70, the market value on that grant date. The Company calculated the fair values of these options on the grant dates using the Black-Scholes option-pricing model, which requires the Company to provide certain inputs to calculate fair value, as follows:
•	The risk-free interest rate utilized is the interest rate on U.S. Government Bonds and Notes having the same life as the estimated life of the Company’s option awards.

•	Expected life of the options granted is estimated based on historical data reflecting actual hold periods plus an estimated hold period for unexercised options outstanding.

•	Expected volatility is based on the historical volatility of the Company’s stock over a period relevant to the related stock option grant.

•	The assumed dividend yield is based on the Company’s expectation of an annual dividend rate for regular dividends at the time of grant.
     The weighted-average of the Black-Scholes inputs used to calculate the weighted-average fair value of the 2009 option grants is as follows:

Assumptions:
Risk free interest rate	1.94%
Expected life	6 years
Expected volatility	0.47
Expected dividend yield	6.00%

Result:
Weighted-average fair value of options granted	$2.18
     The following table summarizes stock option activity during the six months ended June 30, 2009 (there were no exercises of options during the period):

	Number of	Weighted Average		Weighted-Average
	Options	Exercise Price Per	Aggregate Intrinsic	Remaining
	(in thousands)	Option	Value (in thousands)	Contractual Life
1999 Plan and Predecessor Plans
Outstanding at December 31, 2008	6,419	$23.74
Granted	884	8.42
Forfeited	(140)	26.14

Outstanding at June 30, 2009	7,163	$21.80	$125	5.5 years

Exercisable at June 30, 2009	5,472	$22.48	$14	4.6 years

     The following table summarizes restricted stock activity during the six months ended June 30, 2009:

		Weighted-
	Number of	Average
	Shares	Grant Date
	(in thousands)	Fair Value
Non-vested stock at December 31, 2008	56	$24.35
Vested	(2)	24.71
Forfeited	(10)	24.29

Non-vested stock at June 30, 2009	44	$24.35

     Restricted stock units (“RSU”) are accounted for as liability awards under SFAS No. 123(R) and employees are paid cash based upon the value of the Company’s stock upon vesting. The following table summarizes RSU activity for the six months ended June 30, 2009 (in thousands):

Outstanding at December 31, 2008	314
Granted	267
Vested	(38)
Forfeited	(6)

Outstanding at June 30, 2009	537

5. PROPERTY ACTIVITY
     According to the guidance in SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets,” gains and losses from the disposition of certain real estate assets and the related historical results of operations of certain disposed of or held-for-sale assets are included in a separate section, discontinued operations, in the condensed consolidated statements of income for all periods presented. Assets and liabilities of held-for-sale properties, as defined, are separately categorized on the balance sheet in the period that they are deemed held-for-sale. In October 2008, the Company sold 3100 Windy Hill Road, a 188,000 square foot office building in Atlanta, Georgia, which was treated as a discontinued operation, and the operating results were reclassified to discontinued operations. The Company had no projects that qualified as held for sale or as discontinued in 2009, although prior period transactions had minor amounts flow through the 2009 results.
     In 2006, the Company and an affiliate of The Prudential Insurance Company of America (“Prudential”) entered into a set of agreements whereby the Company contributed interests in certain operating properties it owned to a venture, and Prudential contributed an equal amount of cash to a separate venture (“CPV Six”). See Note 4 of “Notes to Consolidated Financial Statements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 for detailed information regarding these ventures. The Company determined that the transaction qualified for accounting purposes as a sale of the properties. However, because the legal consideration the Company received from this transaction was a controlling interest in CPV Six as opposed to cash, the Company determined that the gain on the transaction should be deferred. The gain was included in Deferred Gain on the Company’s Condensed Consolidated Balance Sheets and was calculated as 88.5% of the difference between the book value of the contributed properties and the fair value. The Deferred Gain would be recognized in the income statement when CPV Six distributed cash exceeding 10% of the aggregate value of the contributed properties. In February 2009, CPV Six distributed cash to its partners exceeding the 10% threshold, and therefore, the Company recognized $167.2 million, the amount deferred related to this transaction, in income in 2009.
6. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES
     The Company describes its investments in unconsolidated joint ventures in Note 5 of “Notes to Consolidated Financial Statements” in its Annual Report on Form 10-K for the year ended December 31, 2008. The following table summarizes balance sheet data of the Company’s unconsolidated joint ventures as of June 30, 2009 and December 31, 2008 (in thousands):

							Company’s
	Total Assets		Total Debt		Total Equity		Investment
	2009	2008	2009	2008	2009	2008	2009	2008
SUMMARY OF FINANCIAL POSITION:
CP Venture IV LLC entities	$339,591	$340,452	$36,153	$36,834	$281,893	$289,938	$16,368	$16,797
TRG Columbus Dev Venture, Ltd.	10,112	11,087	—	—	3,735	4,714	782	1,179
Charlotte Gateway Village, LLC	164,368	166,006	116,329	122,362	45,209	42,423	10,417	10,434
CPV and CPV Two	98,686	101,820	—	—	97,660	100,519	3,195	3,420
CL Realty, L.L.C.	119,143	126,728	3,830	4,901	112,883	118,044	49,890	72,855
CF Murfreesboro Associates	136,712	134,284	111,577	109,926	22,314	21,756	13,416	13,126
Temco Associates, LLC	61,885	61,832	3,168	3,198	57,719	58,262	22,827	29,799
Palisades West LLC	124,707	131,505	—	—	73,329	74,440	38,532	38,757
Crawford Long - CPI, LLC	37,543	37,225	50,193	50,661	(14,230)	(14,364)	(5,870)	(5,936)
Terminus 200 LLC	106,373	88,927	65,022	44,328	34,329	34,102	20,785	20,154
Ten Peachtree Place Associates	24,312	24,138	27,610	27,871	(4,054)	(4,161)	(3,501)	(3,563)
Wildwood Associates	21,394	21,431	—	—	21,273	21,339	(1,613)	(1,581)
Handy Road Associates, LLC	—	5,381	—	3,294	—	1,989	—	2,142
Pine Mountain Builders, LLC	6,605	7,973	2,781	2,781	3,040	2,682	2,349	1,920
Glenmore Garden Villas LLC	9,918	9,985	8,674	7,990	1,083	1,167	—	1,134
CPI/FSP I, L.P.	1	6	—	—	(6)	—	—	—
Other	651	658	—	—	649	659	203	213

	$1,262,001	$1,269,438	$425,337	$414,146	$736,826	$753,509	$167,780	$200,850

     The following table summarizes income statement data of the Company’s unconsolidated joint ventures for the six months ended June 30, 2009 and 2008 (in thousands):

					Company’s Share of
	Total Revenues		Net Income (Loss)		Net Income (Loss)
	2009	2008	2009	2008	2009	2008
SUMMARY OF OPERATIONS:
CP Venture IV LLC entities	$15,448	$16,133	$1,699	$1,738	$588	$647
TRG Columbus Dev. Venture, Ltd.	29	23,807	23	1,940	1	422
Charlotte Gateway Village, LLC	15,656	15,456	3,390	3,045	588	588
CPV and CPV Two	9,242	10,099	5,016	5,225	515	540
CL Realty, L.L.C.	1,757	4,675	(4,974)	5,406	(2,573)	2,208
CF Murfreesboro Associates	6,431	4,921	557	32	179	(24)
Temco Associates, LLC	1,198	2,290	(943)	207	(472)	104
Palisades West LLC	6,238	114	2,714	105	1,330	53
Crawford Long — CPI, LLC	5,621	5,699	934	837	466	418
Terminus 200 LLC	144	266	(45)	25	(22)	13
Ten Peachtree Place Associates	3,646	3,621	307	232	161	123
Wildwood Associates	—	1	(65)	(86)	(32)	(43)
Handy Road Associates, LLC	—	—	—	(76)	(60)	(49)
Pine Mountain Builders, LLC	1,130	2,564	85	124	27	49
Glenmore Garden Villas LLC	—	—	(153)	(25)	(76)	—
CPI/FSP I, L.P.	—	4,448	(5)	1,015	—	—
Other	—	21	(68)	(46)	(31)	7

	$66,540	$94,115	$8,472	$19,698	$589	$5,056

     See Note 7 herein for a discussion of impairments, including impairments taken by the Company on certain of its investments in joint ventures. The Company’s share of income above includes results of operations and any impairments that may have been recognized at the venture level, and excludes impairments taken at the owner level.
     An analysis of impairment was made at the CL Realty L.L.C. (“CL”) venture level, as accounting guidelines require entities to review for impairment indicators. If impairment indicators are present, the assets are evaluated for recoverability. In conjunction with that process, a pre-tax impairment loss on a residential project owned by CL was recorded at the venture level, the Company’s share of which was $2.6 million.
     In June 2009, the Company consolidated its investment in Handy Road Associates, LLC (“Handy Road”), which was previously accounted for under the equity method. Handy Road is a 50-50 joint venture which owns 1,187 acres of land in suburban Atlanta, Georgia intended for future development and/or sale. The partner in this venture has indicated it will not make further capital contributions, and an analysis also determined the partner would not receive any of the economic benefit of the entity. As a result, the Company determined the venture was a variable interest entity. Since the Company will fund the operations and will receive the majority of the economic benefit of the entity, the Company determined it was the primary beneficiary and it consolidated Handy Road’s balance sheet at its fair value on June 30, 2009. The Company recorded $5.3 million in land held for investment or future development and a note payable of $3.2 million as a result of this consolidation.
     The CF Murfreesboro Associates loan has a requirement that certain leasing and occupancy percentages must be met by July 20, 2009. While the Company believes that these requirements were met, the lenders have not yet reached agreement as to whether the requirement has been satisfied. The lenders have therefore reserved any and all rights under the loan agreement regarding future funding requirements and future defaults under the loan. The Company continues to assert that the leasing and occupancy percentages have been satisfied and does not expect a material adverse affect on financial condition or results of operations.
7. IMPAIRMENT OF CERTAIN ASSETS
     During the three months ended June 30, 2009, the Company recorded the following impairment losses (in thousands).

     Impairment losses recorded in costs and expenses:

10 Terminus Place	$34,900
Note receivable	1,600

$36,500

     Impairment losses on investments in unconsolidated joint ventures:

CL Realty, L.L.C	$20,300
Temco Associates, LLC	6,700
Glenmore Garden Villas LLC	1,130

$28,130

     10 Terminus Place, a condominium project in Atlanta, Georgia that the Company developed in 2008, has 122 units remaining for sale at June 30, 2009. The Company considers these units to be held-for-sale pursuant to SFAS No. 144, which requires companies to record long-lived assets held-for-sale at the lower of cost or fair value, less costs to sell. As a result of the declining market for condominiums and the actual sales at 10 Terminus Place, the Company revised its current expectations regarding the timing and amount of projected future cash flows. These revisions resulted in a decrease in the estimated fair value of this project and, accordingly, the Company recorded an impairment charge.
     The impairment loss on the note receivable related to a mezzanine loan made to a developer of a condominium project in Asheville, North Carolina. The developer defaulted on the loan in June 2009, and the Company acquired the project in July in satisfaction of the note and concurrently paid the remaining outstanding balance of the construction loan. The Company recorded the difference between the fair value of the project and the book value of the note receivable, plus the amount paid to the construction lender, as an impairment charge as of June 30, 2009.
     The Company analyzes impairment of its investment in unconsolidated joint ventures in accordance with Accounting Principles Board Opinion No. 18 (“APB No. 18”), “The Equity Method of Accounting for Investments in Common Stock.” APB No. 18 states that if indicators of impairment in a joint venture investment are present, companies must estimate the fair value of the investment. If the fair value of the investment is less than the carrying amount of the investment, companies are required to record an impairment loss if the impairment is considered “other-than-temporary.” If the impairment is considered “temporary,” no impairment charge is required.
     The Company analyzed its investments in CL, Temco Associates (“Temco”) and Glenmore Garden Villas, LLC (“Glenmore”) in accordance with APB No. 18 and determined that the fair value of each investment was less than their carrying amounts. CL and Temco hold residential land for development and, as a result of the state of the market for residential lots, adjustments to the sell-out period for certain projects and the duration of the market decline, the Company determined that the impairments at CL and Temco were other-than-temporary and recorded the impairment charges as of June 30, 2009. Glenmore is a townhome project in Charlotte, North Carolina. Development has been suspended on this project and the future plans for the project are uncertain. As a result, the Company determined that the impairment at Glenmore was other-than-temporary and recorded the impairment charge as of June 30, 2009.
Fair Value Considerations for Property
     The Company adopted SFAS No. 157 effective January 1, 2008 as it relates to financial instruments (as discussed in Note 2) and effective January 1, 2009 as it relates to non-financial instruments. The Company evaluated its real estate assets, including the project consolidated in July 2009, in which the Company had previously held an interest through a note receivable, and its investments in unconsolidated joint ventures using fair value processes and techniques as outlined in SFAS No. 157. The fair value measurements used in these evaluations of non-financial assets are considered to be Level 3 valuations within the fair value hierarchy in the rule, as there are significant unobservable inputs. Examples of inputs the Company utilizes in its fair value calculations are discount rates, market capitalization rates, expected lease rental rates, timing of new leases, and sales prices. The following represents the detail of the adjustments using Level 3 inputs ($ in millions):

		Impairment
Project	Cost basis	recognized	Fair Value
Impaired multi-family residential units	$74.9	$34.9	$40.0
Impaired project under note receivable	9.8	1.6	8.2
Impaired investment in joint ventures	100.8	28.1	72.7
Company share of impairments recognized at joint ventures	2.6	2.6	—

	$188.1	$67.2	$120.9

8. OTHER ASSETS
     Other Assets on the Condensed Consolidated Balance Sheets included the following (in thousands):

	June 30, 2009	December 31, 2008
Investment in Verde	$9,376	$9,376
FF&E and leasehold improvements, net of accumulated depreciation of $12,906 and $11,540 as of June 30, 2009 and December 31, 2008, respectively	5,701	5,845
Airplane, net of accumulated depreciation of $1,120 and $965 as of June 30, 2009 and December 31, 2008, respectively	13,234	14,408
Predevelopment costs and earnest money	11,133	16,302
Lease inducements, net of accumulated amortization of $1,352 and $931 as of June 30, 2009 and December 31, 2008, respectively	12,746	13,903
Loan closing costs, net of accumulated amortization of $3,480 and $3,035 as of June 30, 2009 and December 31, 2008, respectively	4,082	5,231
Prepaid expenses and other assets	4,070	2,641
Deferred tax asset	—	8,897
Intangible Assets:
Goodwill	5,450	5,450
Above market leases, net of accumulated amortization of $9,205 and $9,106 as of June 30, 2009 and December 31, 2008, respectively	636	734
In-place leases, net of accumulated amortization of $2,333 and $2,270 as of June 30, 2009 and December 31, 2008, respectively	480	543

	$66,908	$83,330

Valuation Allowance on Deferred Tax Asset
     SFAS No. 109, “Accounting for Income Taxes,” requires that a valuation allowance be recorded against deferred tax assets if, based on the available evidence, it is more likely than not that such assets will not be realized. When assessing the need for a valuation allowance, appropriate consideration should be given to all positive and negative evidence related to the realization of the deferred tax assets. This evidence includes, among other things, the existence of current losses and cumulative losses in recent years, forecasts of future profitability, the length of statutory carryforward periods, the Company’s experience with loss carryforwards expiring unused and available tax planning strategies.

     During the quarter ended June 30, 2009, the Company established a valuation allowance against the deferred tax assets of its taxable REIT subsidiary, CREC, totaling $42.7 million, including $11.0 million in deferred tax assets that were generated in periods prior to the three months ended June 30, 2009. The Company’s conclusion that a valuation allowance against its deferred tax assets should be recorded as of June 30, 2009 was based on losses at CREC in recent years, including consideration of losses incurred in the six months ended June 30, 2009, and the inability of the Company to predict, with any degree of certainty, when CREC would generate income in the future in amounts sufficient to utilize the deferred tax asset. This uncertainty is the result of the continued decline in the housing market which directly impacts CREC’s residential land business and multi-family business.
Other Information related to Other Assets
     Investment in Verde relates to a cost-method investment in a non-public real estate owner and developer. Goodwill relates entirely to the Office reportable segment. Above and below market leases are amortized into rental revenues over the remaining lease terms. In-place leases are amortized into depreciation and amortization expense also over remaining lease terms. Amortization expense for intangibles totaled $46,000 and $1.2 million in the three months ended June 30, 2009 and 2008, respectively, and $97,000 and $2.5 million in the six months ended June 30, 2009 and 2008, respectively.
9. SUPPLEMENTAL CASH FLOWS INFORMATION
     The following table summarizes supplemental information related to cash flows (in thousands):

	Six Months Ended June 30
	2009	2008

Interest paid, net of amounts capitalized	$21,986	$12,104
Income taxes refunded	498	410

Transfer from notes payable to redeemable noncontrolling interests	7,410	—
Transfer from accrued interest payable to redeemable noncontrolling interests	1,357	—
Transfer from projects under development to land held for investment or future development	5,159	677
Change in accruals excluded from property acquisition and development expenditures	3,700	11,510
Change in accumulated other comprehensive loss on derivative instrument	3,512	323
Change in fair value of nonredeemable noncontrolling interests	180	6,566
Transfer from investment in joint ventures to land held for investment or future development	5,342	1,570
Transfer from projects under development to operating properties	114,509	206,253
Transfer from other assets to land held for investment or future development	2,327	5,694
Issuance of note receivable for sale of land	—	5,050
Issuance of note payable for purchase of townhomes	3,150	—
Issuance of stock for payment of dividends	8,551	—
10. NONCONTROLLING INTERESTS
     The Company consolidates various ventures that are involved in the ownership and/or development of real estate and has historically recorded the other partner’s interest as a minority interest, which was presented between liabilities and equity on the Company’s balance sheets. Effective January 1, 2009, amounts formerly reflected as minority interests were renamed noncontrolling interests and reflected in stockholders’ equity, if appropriate, in the Company’s balance sheets. Income or loss associated with noncontrolling interests is required to be presented separately, net of tax, below net income on the Company’s income statements. These amounts were previously included in net income as minority interest in income of consolidated subsidiaries. In addition, a reconciliation of equity for both the parent and its noncontrolling interests is presented each reporting period. The Company has several venture agreements which contain provisions requiring the Company to purchase the noncontrolling interest at the then fair value upon demand on or after a future date. Furthermore, certain noncontrolling interests with redemption provisions that are outside the Company’s control, commonly referred to as redeemable minority interests, were reflected at fair value in a separate line item on the Condensed Consolidated Balance Sheets. The Company recorded the difference between cost and fair value of redeemable noncontrolling interests as an adjustment to Stockholders’ Investment. The Company has a choice of either (1) accreting redeemable noncontrolling interests to their redemption value over the redemption period or (2) recognizing changes in the redemption value immediately as they occur. The Company is utilizing the second approach.
     The following table details the components of Redeemable Noncontrolling Interests in Consolidated Subsidiaries for the six months ended June 30, 2009 and 2008 (in thousands):

	2009	2008

Beginning Balance	$3,945	$11,717
Net loss attributable to redeemable noncontrolling interests	(119)	(216)
Contributions from (distributions to) noncontrolling interests	(18)	(51)
Conversion of note payable and accrued interest to noncontrolling interest	8,767	—
Change in fair value of noncontrolling interests	180	(106)

Ending Balance	$12,755	$11,344

     For the six months ended June 30, 2009 and 2008, net income on the Condensed Consolidated Statement of Stockholders’ Investment is reconciled to the Condensed Consolidated Income Statement as follows (in thousands):

	Six Months Ended June 30,
	2009	2008
Net income attributable to controlling interest	$85,712	$12,375
Net income attributable to nonredeemable noncontrolling interests	1,229	1,138
Net loss attributable to redeemable noncontrolling interests	(119)	(216)

Net income	$86,822	$13,297

11. REPORTABLE SEGMENTS
     The Company has five reportable segments: Office, Retail, Land, Third-Party Management and Multi-Family. These reportable segments represent an aggregation of operating segments reported to the Chief Operating Decision Maker based on similar economic characteristics that include the type of product and nature of service. Each segment includes both consolidated operations and joint ventures. The Office segment includes results of operations for office properties. The Retail segment includes results of operations for retail centers. The Land segment includes results of operations for various tracts of land that are held for investment or future development, and single-family residential communities that are parceled into lots and sold to various homebuilders or sold as undeveloped tracts of land. The Third Party Management segment includes fee income where the Company manages, leases and/or develops properties for other owners. The Multi-Family segment includes results of operations for the development and sale of multi-family real estate. The Other segment includes:
•	fee income, salary reimbursements and expenses for joint venture properties that the Company manages, develops and/or leases;

•	compensation for employees, other than those in the Third Party Management segment;

•	general corporate overhead costs, interest expense for consolidated entities (as financing decisions are made at the corporate level, with the exception of joint venture interest expense, which is included in joint venture results);

•	income attributable to noncontrolling interests;

•	income taxes;

•	depreciation;

•	preferred dividends; and

•	operations of the Industrial properties, which are not material for separate presentation.
     Company management evaluates the performance of its reportable segments in part based on funds from operations available to common stockholders (“FFO”). FFO is a supplemental operating performance measure used in the real estate industry. The Company calculated FFO using the National Association of Real Estate Investment Trusts’ (“NAREIT”) definition of FFO, which is net income (loss) available to common stockholders (computed in accordance with GAAP), excluding extraordinary items, cumulative effect of change in accounting principle and gains or losses from sales of depreciable real property, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures to reflect FFO on the same basis.
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

				Third Party
Three Months Ended June 30, 2009 (in thousands)	Office	Retail	Land	Management	Multi-Family	Other	Total
Net rental property revenues less rental property operating expenses	$15,233	$6,334	$—	$—	$—	$369	$21,936
Fee income	—	—	285	4,961	—	2,926	8,172
Residential, multi-family and outparcel sales, net of cost of sales	—	1,126	925	—	—	—	2,051
Other income	188	909	—	—	—	188	1,285
Gain on extinguishment of debt	—	—	—	—	—	12,498	12,498
General and administrative expenses	—	—	—	(4,069)	—	(11,935)	(16,004)
Interest expense	—	—	—	—	—	(10,560)	(10,560)
Depreciation and amortization of non-real estate assets	—	—	—	—	—	(938)	(938)
Other expenses	—	—	—	—	—	(4,432)	(4,432)
Impairment loss	—	—	—	—	(36,500)	—	(36,500)
Funds from operations from unconsolidated joint ventures	2,508	1,598	(3,064)	—	(82)	(15)	945
Impairment loss on investment in unconsolidated joint ventures	—	—	(27,000)	—	(1,130)	—	(28,130)
Income attributable to noncontrolling interests	—	—	—	—	—	(698)	(698)
Benefit for income taxes from operations	—	—	—	—	—	(11,293)	(11,293)
Preferred stock dividends	—	—	—	—	—	(3,227)	(3,227)

Funds from operations available to common stockholders	$17,929	$9,967	$(28,854)	$892	$(37,712)	$(27,117)	$(64,895)

Real estate depreciation and amortization							(16,603)
Gain on sale of depreciated investment properties							185

Net loss available to common stockholders							$(81,313)

				Third Party
Three Months Ended June 30, 2008 (in thousands)	Office	Retail	Land	Management	Multi-Family	Other	Total
Net rental property revenues less rental property operating expenses	$16,049	$5,539	$—	$—	$—	$362	$21,950
Fee income	—	—	—	4,491	—	3,311	7,802
Residential, tract and outparcel sales, net of cost of sales	618	3,400	398	—	—	748	5,164
Other income	(102)	—	—	—	—	1,457	1,355
General and administrative expenses	—	—	—	(4,054)	—	(9,013)	(13,067)
Interest expense	—	—	—	—	—	(7,367)	(7,367)
Depreciation and amortization of non-real estate assets	—	—	—	—	—	(967)	(967)
Other expenses	—	—	—	—	—	(549)	(549)
Funds from operations from unconsolidated joint ventures	1,189	1,343	1,320	—	(227)	61	3,686
Minority interest in income of consolidated subsidiaries	—	—	—	—	—	(251)	(251)
Benefit for income taxes from operations	—	—	—	—	—	2,176	2,176
Preferred stock dividends	—	—	—	—	—	(3,812)	(3,812)

Funds from operations available to common stockholders	$17,754	$10,282	$1,718	$437	$(227)	$(13,844)	$16,120

Real estate depreciation and amortization							(13,265)
Gain on sale of depreciated investment properties							56

Net income available to common stockholders							$2,911

				Third Party
Six Months Ended June 30, 2009 (in thousands)	Office	Retail	Land	Management	Multi-Family	Other	Total
Net rental property revenues less rental property operating expenses	$28,937	$12,464	$—	$—	$—	$724	$42,125
Fee income	—	—	285	9,900	—	6,031	16,216
Residential, multi-family, outparcel and other sales, net of cost of sales	—	1,804	1,161	—	—	113	3,078
Other income	190	1,266	—	—	—	815	2,271
Gain on extinguishment of debt	—	—	—	—	—	12,498	12,498
General and administrative expenses	—	—	—	(8,197)	—	(21,797)	(29,994)
Interest expense	—	—	—	—	—	(20,990)	(20,990)
Depreciation and amortization of non-real estate assets	—	—	—	—	—	(1,906)	(1,906)
Other expenses	—	—	—	—	—	(5,978)	(5,978)
Impairment loss	—	—	—	—	(36,500)	—	(36,500)
Funds from operations from unconsolidated joint ventures	4,861	3,202	(3,022)	—	(118)	(38)	4,885
Impairment loss on investment in unconsolidated joint ventures	—	—	(27,000)	—	(1,130)	—	(28,130)
Income attributable to noncontrolling interests	—	—	—	—	—	(1,110)	(1,110)
Benefit for income taxes from operations	—	—	—	—	—	(7,352)	(7,352)
Preferred stock dividends	—	—	—	—	—	(6,454)	(6,454)

Funds from operations available to common stockholders	$33,988	$18,736	$(28,576)	$1,703	$(37,748)	$(45,444)	$(57,341)

Real estate depreciation and amortization							(30,839)
Gain on sale of depreciated investment properties							167,438

Net income available to common stockholders							$79,258

				Third Party
Six Months Ended June 30, 2008 (in thousands)	Office	Retail	Land	Management	Multi-Family	Other	Total
Net rental property revenues less rental property operating expenses	$31,188	$10,579	$—	$—	$—	$818	$42,585
Fee income	—	—	—	9,144	—	6,216	15,360
Residential, tract and outparcel sales, net of cost of sales	618	4,154	4,178	—	—	748	9,698
Other income	16	—	—	—	—	2,699	2,715
General and administrative expenses	—	—	—	(8,109)	—	(19,343)	(27,452)
Interest expense	—	—	—	—	—	(13,642)	(13,642)
Depreciation and amortization of non-real estate assets	—	—	—	—	—	(1,744)	(1,744)
Other expenses	—	—	—	—	—	(2,304)	(2,304)
Funds from operations from unconsolidated joint ventures	2,377	2,642	2,333	—	423	94	7,869
Income attributable to noncontrolling interests	—	—	—	—	—	(922)	(922)
Benefit for income taxes from operations	—	—	—	—	—	5,393	5,393
Preferred stock dividends	—	—	—	—	—	(7,625)	(7,625)

Funds from operations available to common stockholders	$34,199	$17,375	$6,511	$1,035	$423	$(29,612)	$29,931

Real estate depreciation and amortization							(25,293)
Gain on sale of depreciated investment properties							112

Net income available to common stockholders							$4,750

     When reviewing the results of operations for the Company, management analyzes its rental property operations and residential, tract and outparcel sales net of their related costs. Gains on sales of investment properties and the property operations that are classified as discontinued operations are also presented net of costs in management reporting. These amounts are shown in the segment tables above in the same “net” manner as shown to management. Certain adjustments are required to reconcile the above segments information to the Company’s consolidated revenues. These items are eliminated from the segment reporting tables above as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Reconciliation to Revenues on Consolidated Income Statements	2009	2008	2009	2008
Net rental property revenues less rental property operating expenses	$21,936	$21,950	$42,125	$42,585
Plus rental property operating expenses	15,159	14,583	32,472	28,021
Fee income	8,172	7,802	16,216	15,360
Residential, tract and outparcel sales, net of cost of sales	1,305	423	2,123	1,221
Plus residential, tract and outparcel cost of sales	3,208	832	4,938	1,778
Net rental property revenues less rental property operating expenses from discontinued operations	—	167	7	401
Other income	1,285	940	2,271	2,300

Total consolidated revenues	$51,065	$46,697	$100,152	$91,666

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Overview:
     Cousins Properties Incorporated, (along with its subsidiaries and affiliates, collectively referred to as the “Company”), is a real estate development company with experience in the development, leasing, financing and management of office, retail and industrial properties in addition to residential land development and the development and sale of multi-family products. As of June 30, 2009, the Company held interests directly or through joint ventures in 23 office properties totaling 7.5 million square feet, 14 retail properties totaling 4.7 million square feet, and three industrial properties totaling 2.0 million square feet. These interests include office and retail projects under development totaling 971,000 square feet. The Company also owns two substantially completed multi-family projects containing 136 for-sale units. The Company had 25 residential communities in various stages of development directly or through joint ventures in which approximately 10,000 lots remain to be developed and/or sold. In addition, the Company owned directly or through joint ventures approximately 9,400 acres of land. For additional information on the Company, including details of properties, business description and risk factors, refer to the Form 10-K for the year ended December 31, 2008.
     Management continues to assess its opportunities in the current economic environment. Management has seen the number of traditional development opportunities across its product types decrease and does not expect this trend to change significantly in the next 12 months. Single-family residential markets continue to struggle. Management believes retailers are more reluctant to commit to new leases, therefore management believes that there are few, if any, new retail development opportunities. In addition, management sees few opportunities for traditional office or for-sale multi-family developments within the next year. Management is optimistic that other, more non-traditional, opportunities may present themselves to the Company. These opportunities could include acquisition of single-family residential, office or retail developments whose developers or lenders are experiencing problems and acquisition of retail or office projects with financing problems. However, there can be no assurance that these non-traditional opportunities will materialize.
     Also, in the current economic environment, credit markets are making it difficult for real estate companies to obtain new loans or to refinance maturing obligations. The Company has no significant debt maturities in the remainder of 2009. Management believes it has capacity, through cash on hand and availability under its credit facility and construction lines, to complete its ongoing development projects. The Company closely monitors the financial covenants contained in its credit agreements, and the Company expects to remain in compliance with its financial covenants for the foreseeable future. However, if the economic decline continues, the Company’s results of operations could deteriorate which could cause the Company to fail certain of its debt covenants.
     As a result of the declining market for condominiums and the actual sales at 10 Terminus Place in Atlanta, Georgia, the Company revised its current expectations regarding the timing and amount of projected future cash flows. These revisions resulted in a decrease in the estimated fair value of this project and, accordingly, the Company recorded an impairment charge in the second quarter of 2009. The Company also recorded impairments on its investments in two residential joint ventures. These impairments represent the other-than-temporary decline in the fair values of the Company’s investment in these joint ventures below their carrying amounts, in accordance with Accounting Principles Board (“APB”) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” These impairments are the result of the continued decline in the market for residential lots, the increased time period for sell-out, reduced prices for certain land tracts and using a discount rate on cash flows that reflects the high risk of residential real estate.
     Each quarter, management evaluates all of its long-lived assets and investments in joint ventures for impairment in accordance with Statement of Financial Accounting Standard No. 144,

“Accounting for the Impairment and Disposal of Long-Lived Assets,” and APB Opinion No. 18 based on changes in the market and changes in management’s intent for assets, as well as management’s estimates of future cash flows of its projects. Therefore, additional impairment charges may be required in future periods.
Significant events during the three months ended June 30, 2009 included the following:
•	Executed a 50,000 square foot lease with Firethorn Holdings, LLC in Terminus 200, a 25-story office building under construction at the Company’s Terminus development in Atlanta, Georgia. Executed or renewed an additional 261,000 square feet of office leases.

•	Executed a 28,000 square foot lease with Bed, Bath & Beyond at the Avenue Carriage Crossing, a 511,000 square foot retail center in Memphis, Tennessee. Executed or renewed an additional 186,000 square feet of retail leases.

•	Executed 104,000 square feet of industrial leases.

•	In April 2009, repaid in full the $83.3 million mortgage note payable secured by the San Jose MarketCenter for approximately $70 million and recognized a gain on extinguishment of this debt of approximately $12.5 million.
Results of Operations:
     Rental Property Revenues. Rental property revenues increased approximately $395,000 (1%) and $3.6 million (5%) in the three and six month periods, respectively, compared to the same 2008 periods. These increases are discussed in detail below.
     Rental property revenues from the office portfolio decreased approximately $1.2 million (4%) and $905,000 (2%) between the three and six month 2009 periods, respectively, as a result of the following:
•	Decrease of $1.0 million and $2.4 million in the three and six month 2009 periods, respectively, related to 191 Peachtree Tower, where average economic occupancy decreased, mainly due to the December 2008 expiration of the Wachovia lease;

•	Decrease of $655,000 and $398,000 in the three and six month periods, respectively, from the American Cancer Society Center, where average economic occupancy decreased; and

•	Increase of $634,000 and $1.9 million in the three and six month 2009 periods, respectively, from One Georgia Center, due to an increase in average economic occupancy.
     Rental property revenues from the retail portfolio increased approximately $1.6 million (19%) and $4.5 million (28%) in the three and six month 2009 periods, respectively, as a result of the following:
•	Increase of $918,000 and $2.5 million in the three and six month 2009 periods, respectively, related to increased average economic occupancy at The Avenue Forsyth, which opened in April 2008;

•	Increase of $1.2 million and $2.4 million in the three and six month 2009 periods, respectively, related to increased average economic occupancy at Tiffany Springs MarketCenter, which opened in July 2008; and

•	Decrease of $502,000 and $514,000 in the three and six month 2009 periods, respectively, at The Avenue Carriage Crossing where average economic occupancy decreased.
     Rental Property Operating Expenses. Rental property operating expenses increased approximately $576,000 (4%) and $4.5 million (16%) in the three and six month 2009 periods, respectively, compared to the same 2008 periods as a result of the following:

•	Increase of $753,000 and $1.8 million in the three and six month 2009 periods, respectively, related to the openings of The Avenue Forsyth and Tiffany Springs MarketCenter;

•	Increase of $257,000 and $575,000 in the three and six month 2009 periods, respectively, related to San Jose MarketCenter due to an increase in real estate taxes, insurance and bad debt expense;

•	Increase of $124,000 and $226,000 in the three and six month 2009 periods, respectively, due to increased economic occupancy at One Georgia Center;

•	Increase of $160,000 and $625,000 in the three and six month 2009 periods, respectively, related to 191 Peachtree Tower, primarily due to increases in non-recoverable tenant amenity expenses, marketing costs and bad debt expense; and

•	Decrease of $520,000 in the three month 2009 period primarily due to the reversal of bad debt expense, which was recognized in the first quarter of 2009 at Terminus 100. Rental property operating expenses increased $635,000 for the six month 2009 period due partially to increased average economic occupancy in 2009 and partially to an adjustment of prior year operating expenses recognized in the current year.
     Fee Income. Fee income increased $370,000 (5%) and $856,000 (6%) between the three and six month 2009 and 2008 periods, respectively. Fee income is comprised of management fees, development fees and leasing fees, which the Company performs for third party property owners and joint ventures in which it has an ownership interest. These amounts vary between quarters, due to the number of contracts with ventures and third party owners and the development and leasing needs at the underlying properties. Amounts could vary in future periods based on volume and composition of activities at the underlying properties.
     Residential Lot, Multi-family and Outparcel Sales and Cost of Sales. Residential lot, multi-family and outparcel sales increased $3.3 million and $4.1 million between the three and six month 2009 and 2008 periods, respectively. Residential lot, multi-family and outparcel cost of sales increased $2.4 million and $3.2 million in the three and six month 2009 periods, respectively.
     Residential Lot Sales and Cost of Sales — The Company’s residential lot business consists of projects that are consolidated, for which income is recorded in the residential lot and outparcel sales and cost of sales line items, and projects that are owned through joint ventures in which the Company is a 50% partner with Temco Associates LLC (“Temco”) and CL Realty, L.L.C. (“CL Realty”), for which income is recorded in income from unconsolidated joint ventures. (See additional disclosure in income from unconsolidated joint ventures, including impairment discussion.) Residential lot sales decreased $702,000 and $98,000 for consolidated projects in the three and six month 2009 periods, respectively. The number of lots sold in the six months periods were as follows:

	2009	2008
Consolidated projects	7	10
Temco	—	8
CL Realty	66	97

Total	73	115

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
     Residential lot cost of sales decreased $485,000 and $74,000 in the three and six month 2009 periods, respectively. The change in residential lot cost of sales was also partially due to the number of lots sold during the periods and partially to fluctuations in gross profit percentages used to calculate the cost of sales for residential lot sales in certain of the residential developments.
     Multi-Family Sales and Cost of Sales — Multi-family sales and cost of sales increased approximately $1.2 million in the three and six month 2009 periods due to closings of condominiums at the Company’s 10 Terminus Place project. No profit was recognized on the 2009 multi-family sales.
     Outparcel Sales and Cost of Sales — Outparcel sales increased $2.8 million and $3.0 million in the three and six month 2009 periods, respectively. There were two outparcel sales in the six month 2009 period, compared to only one outparcel sale in the comparable 2008 period. Outparcel cost of sales increased $1.7 million and $2.0 million in the three and six month 2009 periods, respectively, due to the aforementioned increase in number of outparcel sales.
     General and Administrative Expense, Separation Expense and Reimbursements (“Total G&A”).
     Total G&A expense increased $2.9 million (22%) and $2.5 million (9%) between the three and six month 2009 and 2008 periods, respectively, primarily as a result of the following:
•	Separation expense increased by $2.0 million and $2.1 million in the three and six month 2009 periods, respectively, due to expense recognized for the lump sum payment and for the modification of stock compensation awards related to the retirement of the Company’s former chief executive officer in the second quarter of 2009;

•	Reimbursements of salaries and benefits for reimbursed employees increased approximately $418,000 in the six month 2009 period due to higher average projects under management in 2009 compared to the same 2008 period.

•	General and administrative expense increased $983,000 and $70,000 in the three and six month 2009 periods, respectively, compared to the same 2008 periods, due to a decrease of approximately $2.7 million and $5.4 million in the three and six month periods, respectively, of capitalized salaries and related benefits for personnel involved in the development and leasing of certain projects, which increased general and administrative expense. The increase was partially offset by a decrease in salaries and benefits for employees of approximately $2.1 million and $5.1 million in the three and six month periods, respectively. This decrease is based in part on a decrease in the number of employees at the Company between the periods. The decrease is also due to a decrease in stock-based compensation expense, a portion of which fluctuates with the Company’s stock price.
     Depreciation and Amortization. Depreciation and amortization increased approximately $2.8 million (22%) between the three month 2009 and 2008 periods and $4.6 million (19%) between the six month 2009 and 2008 periods, primarily as a result of the following:
•	Increase of $1.7 million and $2.5 million between the three and six month periods, respectively, related to higher depreciation of tenant assets associated with increases in occupancy at Terminus 100 and One Georgia Center; and

•	Increase of $1.1 million and $2.3 million between the three and six months periods, respectively, from the openings of The Avenue Forsyth and Tiffany Springs MarketCenter.
     Interest Expense. Interest expense increased approximately $3.2 million (43%) in the three month 2009 period compared to the same 2008 period and $7.3 million (54%) in the six month period compared to the same 2008 period due to higher average debt borrowings and decreased capitalized interest as a result of lower weighted average expenditures on development projects.
     Impairment Loss. The Company recognized a $34.9 million impairment loss in the second quarter 2009 on 10 Terminus Place, a condominium project that the Company developed in 2008, which has 122 units remaining for sale. The Company considers these units to be held-for-sale pursuant to SFAS No. 144, which requires companies to record long-lived assets held-for-sale at the lower of cost or fair value, less costs to sell. As a result of the declining market for condominiums, the Company’s strategy for the sell-out of this project was revised. Therefore, expected cash flows from this project decreased, and the risk associated with the timing of unit sales increased, which caused the fair value under a discounted cash flow analysis to decrease in the second quarter.
     The Company also recognized an impairment loss of $1.6 million on a note receivable related to a mezzanine loan made to a developer of a condominium project in Asheville, North Carolina. The developer defaulted on the loan in June 2009 and the Company acquired the project in July in satisfaction of the note and concurrently paid the remaining outstanding balance of the construction loan. The Company recorded the difference between the fair value of the project and the book value of the note receivable, plus the amount paid to the construction lender, as an impairment charge as of June 30, 2009.
     Other Expense. Other expense increased approximately $3.9 million and $3.7 million between the three and six month 2009 and 2008 periods, respectively. The expenses incurred by the Company when pursuing a potential development project are recorded in this category. In the 2008 period, approximately $1.1 million was expensed for a retail project no longer probable of development, and in the 2009 period, approximately $4.0 million was expensed for a multi-family project and retail project no longer probable of being developed. Additionally, other expense increased at 10 Terminus Place by $894,000 between the six month periods due to an increase in real estate taxes, insurance and HOA funding by the Company which is no longer being capitalized.
     Gain on Extinguishment of Debt. In April 2009, the Company satisfied the San Jose MarketCenter note in full for approximately $70.3 million, which represented a discount from the face amount. The Company recorded a gain on extinguishment of debt, net of unamortized loan closing costs and fees, of approximately $12.5 million in the second quarter of 2009 related to this repayment.
     (Provision for)/Benefit from Income Taxes from Operations. Benefit from income taxes from operations decreased approximately $13.5 million and $12.7 million between the three and six month 2009 and 2008 periods, respectively, to a provision for 2009. During the quarter ended June 30, 2009, the Company established a valuation allowance against the deferred tax assets of its taxable REIT subsidiary, Cousins Real Estate Corporation (“CREC”), totaling $42.7 million, including $11.0 million in deferred tax assets that were generated in periods prior to the three months ended June 30, 2009. The Company’s conclusion that a valuation allowance against its deferred tax assets should be recorded as of June 30, 2009 was based on losses at CREC in recent years, including consideration of losses incurred in the six months ended June 30, 2009, and the inability of the Company to predict, with any degree of certainty, when CREC would generate income in the future in amounts sufficient to utilize the deferred tax asset. This uncertainty is the result of the continued decline in the housing market which directly impacts CREC’s residential land business and multi-family business. Based on current projections of income or loss at CREC, the Company does not anticipate recognizing a provision for or a benefit from income taxes in the near term. Not recognizing income tax benefit or provision in the Company’s financial statements will negatively affect the Company’s net income and funds from operations, which in turn affects calculations of compliance under the Company’s debt covenants.
     Income from Unconsolidated Joint Ventures, including Impairment. Income from unconsolidated joint ventures decreased approximately $31.6 million and $32.6 million in the three and six month 2009 periods, respectively, compared to the same 2008 periods (amounts disclosed are the Company’s share).
•	Decrease of $24.2 million and $25.1 million in the three and six month 2009 periods, respectively, at CL Realty. CL Realty is a 50-50 joint venture which develops residential lots in Texas, Georgia and Florida and holds tracts of undeveloped land to either develop residential communities in the future and/or sell as tracts. The market for residential lots and land tracts has declined in recent periods in these geographic regions. Due to the state of the market for residential lots and the duration of the market decline, adjustments were made to the sell-out period for certain projects. As a result, the Company analyzed its investment in CL Realty in accordance with APB Opinion No. 18 and determined that the fair value of its investment was less than its carrying amount. The Company determined the impairment was other-than-temporary and recognized an impairment loss of $20.3 million on its investment in CL Realty in the second quarter 2009. An analysis of impairment was also made at the CL Realty venture level. In conjunction with that process, an impairment loss on one residential project was recorded at the venture level, the Company’s share of which was $2.6 million. Also contributing to the change in income from CL Realty was income recognized in 2008 from potential lot buyers forfeiting their deposits ($570,000), a gain from a land tract sale at one of the venture’s residential developments ($1.0 million) and revenue from two mineral rights lease bonus payments ($1.0 million) in 2008 with no corresponding revenues in 2009.

•	Decrease of $7.2 million and $7.3 million in the three and six month 2009 periods, respectively, at Temco. Temco is a 50-50 joint venture which develops residential lots in Georgia and holds tracts of undeveloped land to either develop residential communities in the future and/or sell as tracts. As described above, the markets for residential lots and land tracts have declined. The Company also analyzed its investment in Temco in accordance with APB No. 18 and determined the fair value of its investment was less than its carrying amount, and that the impairment was other-than-temporary. As a result, the Company recorded an impairment loss of $6.7 million on its investment in Temco in the second quarter 2009.

•	In June 2009, the Company also recorded an impairment of approximately $1.1 million in its investment in Glenmore Garden Villas, LLC (“Glenmore”). Glenmore is a 50-50 joint venture which was formed in order to develop a townhome project in Charlotte, North Carolina. Development has been suspended on this project, and the future plans for the project are uncertain. Based on current estimates, under APB No. 18, the Company determined that its investment in Glenmore had an other-than-temporary decline and the investment was written down to zero.

•	Increase in income of approximately $665,000 and $1.3 million in the three and six month 2009 periods, respectively, from Palisades West LLC, which developed and owns two office buildings in Austin, Texas. Buildings 1 and 2 became partially operational in the fourth quarter of 2008.
     Gain on Sale of Investment Properties. Gain on sale of investment properties increased $159.2 million between the six month 2009 and 2008 periods and decreased $4.4 million between the 2009 and 2008 three month periods.

     The 2009 gain is primarily attributable to the following:
•	Sale of undeveloped land at the Company’s North Point Project ($745,000); and

•	The recognition of $167.2 million in deferred gain related to the 2006 venture formation with Prudential. When the Company and Prudential formed the venture, the Company contributed properties and Prudential contributed cash. The Company accounted for the transaction as a sale in accordance with accounting rules, but deferred the related gain because the consideration received was a partnership interest as opposed to cash. In the 2009 period, the Company and Prudential made a pro rata distribution of cash from the venture that caused the Company to recognize all of the gain that was deferred in 2006.
     The 2008 gain consisted of the following:
•	Recognition of $7.8 million in gains on sales of undeveloped land at the Company’s North Point, Jefferson Mill and The Avenue Forsyth projects;

•	Gain on sale from the condemnation of land at the Cosmopolitan Center ($619,000); and

•	Gain on sale of the Company’s airplane ($415,000).
Discussion of New Accounting Pronouncements.
     Derivative Instruments and Hedging Activities
     The Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” on January 1, 2009. Entities that use derivative instruments are required to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. Entities are also required to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of derivative accounting rules have been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows.
     Fair Value of Financial Instruments
     The Company provides information regarding the fair value of financial instruments in interim financial statements beginning in interim periods ending after June 15, 2009. At June 30, 2009 and December 31, 2008, the estimated fair values of the Company’s notes payable was approximately $914.3 million and $904.1 million, respectively, calculated by discounting future cash flows at estimated rates at which similar loans would have been obtained at those dates. The fair value calculations for the notes payable are deemed to be Level 2 calculations under the guidelines as set forth in SFAS No. 157. The Company obtains current interest rates that could be obtained on similar loans in active markets in order to calculate the fair value.
     Accounting for Noncontrolling Interests
     The Company consolidates various ventures that are involved in the ownership and/or development of real estate and has historically recorded the other partner’s interest as a minority interest, which was presented between liabilities and equity on the Company’s balance sheets. Effective January 1, 2009, amounts formerly reflected as minority interests were renamed noncontrolling interests and reflected in stockholders’ equity, if appropriate, in the Company’s balance sheets. Income or loss associated with noncontrolling interests is required to be presented separately, net of tax, below net income on the Company’s income statements. These amounts were previously included in net income as minority interest in income of consolidated subsidiaries. In addition, a reconciliation of equity for both the parent and its noncontrolling interests is presented each reporting period. The Company has several venture agreements which contain provisions requiring the Company to purchase the noncontrolling interest at the then fair value upon demand on or after a future date. Furthermore, certain noncontrolling interests with redemption provisions that are outside the Company’s control, commonly referred to as redeemable minority interests, were reflected at fair value in a separate line item on the Condensed Consolidated Balance Sheets. The Company recorded the difference between cost and fair value of redeemable noncontrolling interests as an adjustment to Stockholders’ Investment. The Company has a choice of either (1) accreting redeemable noncontrolling interests to their redemption value over the redemption period or (2) recognizing changes in the redemption value immediately as they occur. The Company is utilizing the second approach.
     Accounting for Participating Securities
     The Company adopted EITF No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities,” on January 1, 2009. This standard requires that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents be included in the computation of earnings per share for all periods presented. The Company’s restricted stock falls within the scope of this standard. Therefore, both basic and diluted earnings per share for the three months ended March 31, 2008 have been retroactively adjusted to conform to this new standard. See Note 3 to the Condensed Consolidated Financial Statements contained herein.
     Additional New Accounting Standards
     The Company adopted SFAS No. 165, Subsequent Events,” on June 30, 2009. SFAS No. 165 provides guidance for disclosing events that occur after the balance sheet date, but before financial statements are issued or available to be issued. The adoption of SFAS No.165 did not have an impact on our Condensed Consolidated Financial Statements. We have evaluated subsequent events through August 10, 2009, the filing date of this report, and determined that there have not been any significant events that have occurred through that date that have not already been reflected in the Condensed Consolidated Financial Statements and/or disclosed in the Notes to the Condensed Consolidated Financial Statements herein.
     In June 2009, SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” was issued, which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. SFAS No. 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS No.167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity (“VIE”), and also requires additional disclosures about a company’s involvement in VIEs, including any significant changes in risk exposure due to that involvement. SFAS No. 167 is effective for fiscal years beginning after November 15, 2009, and the Company has not completed its evaluation of the effect of adoption on financial condition, results of operations or cash flows.
     In June 2009, SFAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles a Replacement of FASB Statement No. 162,” was issued. This Standard establishes the FASB Accounting Standards Codification™ (the “Codification”) as the source of authoritative accounting principles recognized by the Financial Accounting Standards Board to be applied by nongovernmental entities in the preparation of financial statements in conformity with Accounting Principles Generally Accepted in the United States of America

(“GAAP”). The Codification does not change current GAAP but is intended to simplify user access to all authoritative GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ending after September 15, 2009, and as of the effective date, all existing accounting standard documents will be superseded. Accordingly, our Quarterly Report on Form 10-Q for the quarter ending September 30, 2009 and all subsequent public filings will reference the Codification as the sole source of authoritative literature.
     Funds from Operations. The table below shows Funds from Operations Available to Common Stockholders (“FFO”) and the related reconciliation to net income (loss) available to common stockholders for the Company. The Company calculated FFO in accordance with the National Association of Real Estate Investment Trusts’ (“NAREIT”) definition, which is net income (loss) available to common stockholders (computed in accordance with GAAP), excluding extraordinary items, cumulative effect of change in accounting principle and gains or losses from sales of depreciable real property, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures to reflect FFO on the same basis.
     FFO is used by industry analysts and investors as a supplemental measure of an equity REIT’s operating performance. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, many industry investors and analysts have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. Thus, NAREIT created FFO as a supplemental measure of REIT operating performance that excludes historical cost depreciation, among other items, from GAAP net income. The use of FFO, combined with the required primary GAAP presentations, has been fundamentally beneficial, improving the understanding of operating results of REITs among the investing public and making comparisons of REIT operating results more meaningful. Company management evaluates operating performance in part based on FFO. Additionally, the Company uses FFO and FFO per share, along with other measures, to assess performance in connection with evaluating and granting incentive compensation to its officers and key employees. The reconciliation of net income (loss) available to common stockholders to FFO is as follows for the three and six months ended June 30, 2009 and 2008 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Net Income (Loss) Available to Common Stockholders	$(81,313)	$2,911	$79,258	$4,750
Depreciation and amortization:
Consolidated properties	15,381	12,611	28,437	23,876
Discontinued properties	—	174	—	348
Share of unconsolidated joint ventures	2,174	1,473	4,332	2,864
Depreciation of furniture, fixtures and equipment and amortization of specifically identifiable intangible assets:
Consolidated properties	(938)	(961)	(1,906)	(1,731)
Discontinued properties	—	(6)	—	(13)
Share of unconsolidated joint ventures	(14)	(26)	(24)	(51)
Gain on sale of investment properties, net of applicable income tax provision:
Consolidated	(801)	(5,212)	(168,235)	(9,004)
Discontinued properties	(146)	—	(146)	—
Share of unconsolidated joint ventures	16	—	(12)	—
Gain on sale of undepreciated investment properties	746	5,156	955	8,892

Funds From Operations Available to Common Stockholders	$(64,895)	$16,120	$(57,341)	$29,931

Liquidity and Capital Resources:
Financial Condition.
     The Company had three projects in its development pipeline at June 30, 2009. Management believes that the Company has the capacity to complete these projects with cash on hand plus availability under its credit facility and construction loans. The Company does not foresee the need to access the capital markets in order to complete its current projects. In addition, the Company is not exposed to any significant debt maturities in 2009. Management estimates that the Company has the ability to repay its near-term maturities with the availability noted above. The financial condition of the Company is discussed in further detail below.
     At June 30, 2009, the Company was subject to the following contractual obligations and commitments (in thousands):

		Less than			After
	Total	1 Year	1-3 Years	4-5 Years	5 years
Contractual Obligations:
Company long-term debt
Unsecured notes payable and construction loans	$498,217	$217	$398,000	$100,000	$—
Mortgage notes payable	445,575	5,590	92,167	201,046	146,772
Interest commitments under notes payable (1)	164,290	43,692	70,661	23,231	26,706
Operating leases (ground leases)	15,113	95	198	208	14,612
Operating leases (all other)	6,530	2,907	3,181	233	209

Total contractual obligations	$1,129,925	$52,501	$564,207	$324,718	$188,299

Commitments:
Letters of credit	$4,200	$4,200	$—	$—	$—
Performance bonds	5,149	4,447	702	—	—
Estimated development commitments (2)	44,473	24,592	19,158	723	—
Unfunded tenant improvements	17,661	17,661	—	—	—

Total commitments	$71,483	$50,900	$19,860	$723	$—

(1)	Interest on variable rate obligations is based on rates effective as of June 30, 2009.

(2)	Development commitments include share of joint venture development commitments.
2009 Activity
     In April 2009, the Company satisfied the San Jose MarketCenter note in full for approximately $70.3 million, which represents a discount from the face amount. The Company recorded a gain on extinguishment of debt, net of unamortized loan closing costs and fees, of approximately $12.5 million in the second quarter of 2009 related to this repayment.
     In June 2009, the Company consolidated its investment in Handy Road Associates, LLC, which was previously accounted for under the equity method. See Note 6 to the Condensed Consolidated Financial Statements herein for further information. The note payable was consolidated at its current fair value of $3.2 million. The note is non-recourse to the Company, is guaranteed by the third-party partner in the venture and matures March 31, 2010.
     In June 2009, the Company purchased The Brownstones at Habersham, a townhome project in Atlanta, Georgia, and executed a promissory note. Interest-only payments of 5% are due through June 2010, at which point the rate changes to Prime plus 1.75% through maturity. The principal amount is due in full on June 5, 2012.
Derivative Instruments and Hedging Activities
     The Company utilizes interest rate swap agreements to manage its exposure to interest rate movements under variable-rate obligations. The Company has an interest rate swap agreement with a notional amount of $100 million in order to manage its interest rate risk under the Term Facility. The Company designated this swap as a cash flow hedge, and this swap effectively fixes the underlying LIBOR rate of the Term Facility at 5.01%. The Company also has two interest rate swap agreements with notional amounts of $75 million each in order to manage interest rate risk associated with floating-rate, LIBOR-based borrowings. The Company designated these swaps as cash flow hedges, and these swaps effectively fix a portion of the underlying LIBOR rate on $150 million of Company borrowings at an average rate of 2.84%. During both the six months ended June 30, 2009 and the year ended December 31, 2008, there was no ineffectiveness under any of the Company’s interest rate swaps. The fair value calculation for the swaps is deemed to be a Level 2 calculation under the guidelines as set forth in SFAS No. 157, “Fair Value Measurements.” The Company obtains a third party valuation utilizing estimated future LIBOR rates to calculate fair value. The fair values of the interest rate swap agreements were recorded in Accounts Payable and Accrued Liabilities and Accumulated Other Comprehensive Loss on the Condensed Consolidated Balance Sheets, detailed as follows (in thousands):

		Floating Rate,
		LIBOR-based
	Term Facility	Borrowings	Total

Balance, December 31, 2008	$11,869	$4,732	$16,601
Change in fair value	(2,722)	(790)	(3,512)

Balance, June 30, 2009	$9,147	$3,942	$13,089

Additional Financial Condition Information
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
     As of June 30, 2009, the Company had $398.0 million drawn on its $500 million credit facility and had $54.1 million in cash and cash equivalents. The amount available under this credit facility is reduced by outstanding letters of credit, which were $4.2 million at June 30, 2009. These amounts are available to fund operations, ongoing development activities and capital expenditures, among other things. The Company’s interest rate on its credit facility is LIBOR plus a spread based on certain of the Company’s ratios and other factors, and interest is due periodically as defined by the loan agreement. As of June 30, 2009, the spread over LIBOR for the credit facility was 1.10%, and the spread over LIBOR for the Term Facility was 1.05%. As of June 30, 2009, the weighted average interest rate on the Company’s consolidated debt was 4.63%.
     Our credit and term facilities contain financial covenants that require that our earnings, as defined, exceed our fixed charges by a specified amount. The Company is currently in compliance with its financial covenants. If the Company's earnings decline or if the Company's fixed charges increase, the Company is at greater risk of violating these covenants. A prolonged economic downturn could cause the Company's earnings to decline thereby increasing the Company's risk of violating these covenants. If the Company fails to meet these covenants, the Company's ability to borrow may be impaired, which could potentially make it more difficult to fund the Company's capital and operating needs.
     The Company expects its credit facility and cash on hand to be the primary funding source for its contractual obligations and commitments in the near term. The Company may obtain long-term mortgage debt on some of its recently developed, unencumbered assets, to the extent available and with acceptable terms, to help fund its commitments.
     The Company’s mortgage debt is partially non-recourse fixed-rate mortgage notes secured by various real estate assets. Many of the Company’s non-recourse mortgages contain covenants which, if not satisfied, could result in acceleration of the maturity of the debt. The Company expects that it will either refinance the non-recourse mortgages at maturity or repay the mortgages with proceeds from other financings.
     The Company may also generate capital through the issuance of securities that includes common or preferred stock, warrants, debt securities or depositary shares. In March 2009, the Company filed a shelf registration statement to allow for the issuance of up to $500 million under this registration statement, under which approximately $491 million is available to be issued as of June 30, 2009. The Company elected to pay its dividend for the third quarter of 2009 in a combination of cash and stock, as it did in the second quarter of 2009. Shares will be drawn under this shelf registration statement to be issued to stockholders in conjunction with this dividend.
     Over the long term, the Company will continue to actively manage its portfolio of income producing properties and strategically sell assets to capture value for stockholders and to recycle capital for future development activities. The Company expects to utilize indebtedness to fund future commitments and to place long-term permanent mortgages on selected assets as well as utilize construction facilities for other development assets. The Company may enter into additional joint venture arrangements to help fund future developments and may enter into additional structured transactions with third parties. The Company may also elect to issue common equity in the future.
     The Company’s business model is dependent upon raising or recycling capital to meet obligations. If one or more sources of capital are not available when required, the Company may be forced to raise capital on potentially unfavorable terms which could have an adverse effect on the Company’s financial position or results of operations.
     Cash Flows.
     Cash Flows from Operating Activities. Cash flows from operating activities decreased approximately $12.8 million between the six month 2009 period and the corresponding 2008 period. This decrease is mainly a result of increased interest payments and a decrease in distributions from joint ventures, offset by a decrease in expenditures on residential and multi-family development and by a decrease in the change in other operating assets and liabilities. The decrease in the change in other operating liabilities is primarily due to lower bonus and profit sharing accruals. See the results of operations section above for more discussion related to changes in components of operating activities. The decrease in operating distributions received from unconsolidated joint ventures is mainly due to $11.4 million in distributions from TRG in 2008 from multi-family unit closings offset by a decrease in income from joint ventures of $4.4 million.
     Cash Flows from Investing Activities. Net cash used in investing activities decreased $73.1 million between the six month 2009 period and the corresponding 2008 period, mainly due to a decrease of $84.9 million in property acquisition and development expenditures resulting from a decline in development activity between the periods. In addition, investments in unconsolidated joint ventures decreased approximately $14.0 million between the periods, mainly due to lower contributions to the Palisades West LLC joint venture, which constructed two office buildings that were substantially completed in the fourth quarter of 2008. Net cash used in investing activities further decreased as the Company purchased an airplane in the first half of 2008 and had higher predevelopment expenditures in 2008, both of which affected the change in other assets. These favorable decreases in net cash used in investing activities were partially offset by a decrease in proceeds from investment property sales of $31.2 million primarily due to higher 2008 proceeds from the sales of land at Jefferson Mill Business Park and The Avenue Forsyth.
     Cash Flows from Financing Activities. Net cash provided by financing activities decreased $79.6 million between the six month 2009 period and the corresponding 2008 period to net cash used in financing activities of $14.0 million. The Company drew down less on its credit facility by $34.0 million in the six month 2009 period compared to the 2008 period, mainly due to the decrease in the Company’s development projects. Repayment of other notes payable increased $61.8 million in the six month period, primarily due to the satisfaction of the San Jose MarketCenter note for approximately $70.3 million in the second quarter 2009, compared to the payment of the Lakeshore mortgage note payable in the comparable 2008 period for approximately $8.7 million. In addition, common dividends paid decreased approximately $20.8 million between the periods as the six month dividend paid decreased from $0.74 per share in 2008 to $0.50 per share in 2009, and a portion of the second quarter 2009 common dividends were paid in stock.
     Dividends. During the six months ended June 30, 2009, the Company paid common and preferred dividends of $32.1 million. Approximately $8.6 million of the common dividends were paid in stock. The remaining $23.5 million were funded with cash provided by operating activities, and indebtedness. During the 2008 period, the Company paid common and preferred dividends of $45.6 million which it funded with cash provided by operating activities and indebtedness. The

Company intends to fund the cash portion of its quarterly distributions to common and preferred stockholders with cash provided by operating activities, proceeds from investment property sales, distributions from unconsolidated joint ventures, and indebtedness, if necessary. The Company’s Board of Directors declared a second quarter dividend of $0.25 per share, which was paid in a combination of cash and stock. In July 2009, the Board of Directors declared a third quarter dividend of $0.15 per share, which the Company intends to pay with a combination of cash and stock. Future dividends may also be paid in a combination of cash and stock.
Off Balance Sheet Arrangements
     The Company has a number of off balance sheet joint ventures with varying structures. At June 30, 2009, the Company’s unconsolidated joint ventures had aggregate outstanding indebtedness to third parties of approximately $450.2 million of which the Company’s share was $204.5 million. These loans are generally mortgage or construction loans, most of which are non-recourse to the Company. Also, in certain instances, the Company provides “non-recourse carve-out guarantees” on these non-recourse loans. The Company also has certain guarantees for the repayment of the debt at the CF Murfreesboro Associates and Glenmore Garden Villas LLC ventures, and performance and repayment guarantees at its Terminus 200 LLC venture. See the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 for detailed information on these guarantees. An estimate of the liability associated with these guarantees was made upon entering into the guarantee, and there have been no material changes in the Company’s estimated liability related to these guarantees in the six months ended June 30, 2009. The unconsolidated joint ventures also had performance bonds, which the Company guarantees, totaling approximately $2.2 million at June 30, 2009.
     The CF Murfreesboro Associates loan has a requirement that certain leasing and occupancy percentages must be met by July 20, 2009. While the Company believes that these requirements were met, the lenders have not yet reached agreement as to whether the requirement has been satisfied. The lenders have therefore reserved any and all rights under the loan agreement regarding future funding requirements and future defaults under the loan. The Company continues to assert that the leasing and occupancy percentages have been satisfied and does not expect any material adverse effect on financial condition or results of operations.
     Several of the Company’s ventures are involved in the acquisition and development of real estate. As capital is required to fund the acquisition and development of this real estate, the Company must fund its share of the costs not funded by operations or outside financing. As of June 30, 2009, the Company had approximately $44.0 million in estimated construction commitments for its office unconsolidated joint venture, anticipated to be funded by partner contributions or outside financing at the venture level. These amounts are included in the development commitments total above, as a portion may be funded by the Company. The Company also estimates there will be further acquisition and development expenditures at certain of its residential joint ventures. Based on the nature and timing of activities conducted in these ventures, management cannot estimate with any degree of accuracy amounts that the Company may be required to fund in the short or long-term. However, management does not believe that additional funding of these ventures will have a material adverse effect on its financial condition or results of operations.
Critical Accounting Policies
     There has been no material change in the Company’s critical accounting policies from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     The Company estimates that the market risk associated with its notes payable at June 30, 2009 is similar to that as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following table contains information about the Company’s purchases of its equity securities during the second quarter of 2009:

	COMMON STOCK
	TOTAL PURCHASES (1)		PURCHASES INSIDE PLAN
			Total Number of Shares	Maximum Number of
	Total Number of	Average Price Paid	Purchased as Part of	Shares That May Yet Be
	Shares Purchased	per Share	Publicly Announced Plan (2)	Purchased Under Plan (2)

April 1 - 30	—	$—	—	4,121,500
May 1 - 31	—	—	—	4,121,500
June 1 - 30	—	—	—	4,121,500

	—	$—	—	4,121,500

	PREFERRED STOCK
	TOTAL PURCHASES		PURCHASES INSIDE PLAN
			Total Number of Shares	Maximum Number of
	Total Number of	Average Price Paid	Purchased as Part of	Shares That May Yet Be
	Shares Purchased	per Share	Publicly Announced Plan (3)	Purchased Under Plan (3)

April 1 - 30	—	$—	—	6,784,090
May 1 - 31	—	—	—	6,784,090
June 1 - 30	—	—	—	6,784,090

	—	$—	—	6,784,090

(1)	The purchases of equity securities generally relate to shares remitted by employees as payment for option exercises or income taxes due. There was no activity for the second quarter of 2009.

(2)	On May 9, 2006, the Board of Directors of the Company authorized a stock repurchase plan of up to 5,000,000 shares of the Company’s common stock. On November 18, 2008, the expiration of this plan was extended to May 9, 2011. The Company has purchased 878,500 common shares under this plan, and no purchases occurred during the second quarter of 2009.

(3)	On November 10, 2008, the stock repurchase plan was also expanded to include authorization to repurchase up to $20 million of Preferred Shares. This program was expanded on November 18, 2008, to include all 4,000,000 shares of both the Company’s Series A and B Preferred stock. The Company has purchased 1,215,910 preferred shares under this plan, and no purchases occurred in the second quarter of 2009.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
The Company’s Annual Meeting of Stockholders was held on May 12, 2009. The following proposals were adopted by the stockholders of the Company at the annual meeting:
(i)	The election of nine Directors.

The vote on the above was:

		Withheld
	For	Authority
Thomas D. Bell, Jr.	47,243,003	1,408,293
Erskine B. Bowles	48,086,624	564,672
James D. Edwards	47,173,588	1,477,708
Lillian C. Giornelli	48,124,998	526,298
S. Taylor Glover	48,114,538	536,758
James H. Hance, Jr.	48,054,041	597,255
William B. Harrison, Jr.	48,118,560	532,736
Boone A. Knox	48,095,763	555,533
William Porter Payne	42,463,611	6,338,569
(ii)	A proposal to approve the 2009 Incentive Stock Plan and the related performance goals.

The vote on the above was:

For	31,685,026
Against	7,944,854
Abstain	803,161
Broker Non-Votes	8,436,337
(iii)	A proposal to ratify the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2009.

The vote on the above was:

For	48,279,391
Against	334,100
Abstain	37,808
Broker non-votes	218,079
Item 5. Other Information
Item 5.02. Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.
     Effective on May 12, 2009, upon approval by the shareholders at the 2009 Annual Meeting, the Company adopted the Cousins Properties Incorporated 2009 Incentive Stock Plan (the “2009 Plan”). A description of the material terms of the 2009 Plan is set forth in “Proposal 2 -— Approval of the 2009 Incentive Stock Plan and the Related Performance Goals” in the Company’s proxy statement filed with the Securities and Exchange Commission on April 3, 2009, which description is hereby incorporated into this Item 5.02 by reference. The 2009 Plan is also incorporated by reference in Exhibit 10(a)(i) to this Quarterly Report on Form 10-Q.

Item 6. Exhibits

3.1	Restated and Amended Articles of Incorporation of the Registrant, as amended August 9, 1999, filed as Exhibit 3.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference.

3.1.1	Articles of Amendment to Restated and Amended Articles of Incorporation of the Registrant, as amended December 15, 2004, filed as Exhibit 3(a)(i) to Registrant’s Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.

3.2	Bylaws of the Registrant, as amended and restated June 6, 2009, filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 8, 2009, and incorporated herein by reference.

10(a)(i)	Cousins Properties Incorporated 2009 Incentive Stock Plan, approved by the Stockholders on May 12, 2009, filed as Annex B to the Registrant’s Proxy Statement dated April 8, 2009.

10(a)(ii)	Form of Amendment Number One to Change in Control Severance Agreement, filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on May 18, 2009, and incorporated herein by reference.

10(a)(iii)	Amendment Number Six to the Cousins Properties Incorporated 2005 Restricted Stock Unit Plan, filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on May 18, 2009, and incorporated herein by reference.

10(a)(iv)	Form of Cousins Properties Incorporated Cash Long Term Incentive Award Certificate, filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on May 18, 2009, and incorporated herein by reference.

10.1†	Retirement Agreement and General Release by and among Thomas D. Bell, Jr. and Cousins Properties Incorporated dated June 7, 2009.

10.2†	Cousins Properties Incorporated Director Non-Incentive Stock Option and Stock Appreciation Right Certificate under the Cousins Properties Incorporated 2009 Incentive Stock Plan.

11	Computation of Per Share Earnings*

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Data required by SFAS No. 128, “Earnings Per Share,” is provided in Note 3 to the condensed consolidated financial statements included in this report.

†	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COUSINS PROPERTIES INCORPORATED
/s/ James A. Fleming
James A. Fleming
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)
August 10, 2009