Form 10-Q
period 2009-09-30
COUSINS PROPERTIES INC
filed 2009-11-04
CIK 25232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 2, 2009

Common Stock, $1 par value per share	98,969,701 shares

FORWARD-LOOKING STATEMENTS
     Certain matters contained in this report are “forward-looking statements” within the meaning of the federal securities laws and are subject to uncertainties and risks. These forward-looking statements include information about possible or assumed future results of the Company’s business and the Company’s financial condition, liquidity, results of operations, plans and objectives. They also include, among other things, statements regarding subjects that are forward-looking by their nature, such as:
•	the Company’s business and financial strategy;

•	the Company’s ability to obtain future financing arrangements;

•	the Company’s understanding of its competition and its ability to compete effectively;

•	projected operating results;

•	market and industry trends;

•	estimates relating to future distributions;

•	projected capital expenditures; and

•	interest rates.
     The forward-looking statements are based upon management’s beliefs, assumptions, and expectations of the Company’s future performance, taking into account information currently available. These beliefs, assumptions, and expectations may change as a result of many possible events or factors, not all of which are known. If a change occurs, the Company’s business, financial condition, liquidity, and results of operations may vary materially from those expressed in forward-looking statements. Actual results may vary from forward-looking statements, due to, but not limited to, the following:
•	availability and terms of capital and financing, both to fund operations and to refinance indebtedness as it matures;

•	risks and uncertainties related to the current recession, the national and local economic conditions, and the real estate industry in general, in specific markets and the commercial, residential and condominium markets in particular;

•	continued adverse market and economic conditions could require the recognition of additional impairments;

•	leasing risks, including an inability to obtain new tenants or renew tenants on favorable terms, or at all, upon the expiration of existing leases and the ability to lease newly developed or currently unleased space;

•	financial condition of existing tenants;

•	rising interest rates and insurance rates;

•	the availability of sufficient development or investment opportunities;

•	competition from other developers or investors;

•	the risks associated with development projects (such as construction delay, cost overruns and leasing/sales risk of new properties);

•	potential liability for uninsured losses, condemnation or environmental liability;

•	potential liability for a failure to meet regulatory requirements;

•	the financial condition and liquidity of, or disputes with, joint venture partners;

•	any failure to comply with debt covenants under credit agreements;

•	any failure to continue to qualify for taxation as a real estate investment trust, or REIT; and

•	the factors in or incorporated by reference into this report including those described in the Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and those included in the Company’s Current Report on Form 8-K filed on September 14, 2009.
     The words “believes,” “expects,” “anticipates,” “estimates,” “plans,” “may,” “intend,” “will,” or similar expressions are intended to identify forward-looking statements. Although the Company believes its plans, intentions and expectations reflected in any forward-looking statements are reasonable, the Company can give no assurance that such plans, intentions or expectations will be achieved. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of future events, new information or otherwise, except as required under U.S. federal securities laws.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share and per share amounts)

	September 30,	December 31,
	2009	2008
ASSETS
PROPERTIES:
Operating properties, net of accumulated depreciation of $223,692 and $182,050 in 2009 and 2008, respectively	$1,006,735	$853,450
Projects under development	—	172,582
Land held for investment or future development	137,619	115,862
Residential lots under development	62,136	59,197
Multi-family units held for sale	43,818	70,658

Total properties	1,250,308	1,271,749

CASH AND CASH EQUIVALENTS	119,596	82,963
RESTRICTED CASH	4,861	3,636
NOTES AND OTHER RECEIVABLES, net of allowance for doubtful accounts of $4,012 and $2,764 in 2009 and 2008, respectively	48,123	51,267
INVESTMENT IN UNCONSOLIDATED JOINT VENTURES	145,835	200,850
OTHER ASSETS	60,701	83,330

TOTAL ASSETS	$1,629,424	$1,693,795

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
NOTES PAYABLE	$700,700	$942,239
ACCOUNTS PAYABLE AND ACCRUED LIABILITIES	77,328	65,026
DEFERRED GAIN	4,508	171,838
DEPOSITS AND DEFERRED INCOME	7,163	6,485

TOTAL LIABILITIES	789,699	1,185,588

COMMITMENTS AND CONTINGENT LIABILITIES

REDEEMABLE NONCONTROLLING INTERESTS	12,583	3,945

STOCKHOLDERS’ INVESTMENT:
Preferred stock, 20,000,000 shares authorized, $1 par value:
7.75% Series A cumulative redeemable preferred stock, $25 liquidation preference; 2,993,090 shares issued and outstanding in 2009 and 2008	74,827	74,827
7.50% Series B cumulative redeemable preferred stock, $25 liquidation preference; 3,791,000 shares issued and outstanding in 2009 and 2008	94,775	94,775
Common stock, $1 par value, 150,000,000 shares authorized, 102,539,783 and 54,922,173 shares issued in 2009 and 2008, respectively	102,540	54,922
Additional paid-in capital	656,963	368,829
Treasury stock at cost, 3,570,082 shares in 2009 and 2008	(86,840)	(86,840)
Accumulated other comprehensive loss on derivative instrument	(13,233)	(16,601)
Distributions in excess of net income	(34,713)	(23,189)

TOTAL STOCKHOLDERS’ INVESTMENT	794,319	466,723

Nonredeemable noncontrolling interests	32,823	37,539

TOTAL EQUITY	827,142	504,262

TOTAL LIABILITIES AND EQUITY	$1,629,424	$1,693,795

See notes to condensed consolidated financial statements.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
REVENUES:
Rental property revenues	$38,632	$38,337	$113,236	$109,344
Fee income	9,510	21,736	25,726	37,096
Multi-family residential unit sales	9,228	5,459	10,413	5,459
Residential lot and outparcel sales	1,150	3,747	7,026	6,746
Interest and other	675	991	2,946	3,291

	59,195	70,270	159,347	161,936

COSTS AND EXPENSES:
Rental property operating expenses	17,402	14,641	49,874	42,663
General and administrative expenses	9,180	12,975	28,546	32,382
Separation expenses	724	45	3,094	351
Reimbursed general and administrative expenses	3,979	4,006	12,237	11,745
Depreciation and amortization	13,868	13,272	42,305	37,148
Multi-family residential unit cost of sales	7,372	4,715	8,557	4,715
Residential lot and outparcel cost of sales	979	1,917	4,732	3,695
Interest expense	10,793	8,705	31,783	22,347
Impairment loss	4,012	—	40,512	—
Other	1,723	1,975	7,701	4,279

	70,032	62,251	229,341	159,325

GAIN ON EXTINGUISHMENT OF DEBT	—	—	12,498	—

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE TAXES, INCOME (LOSS) FROM UNCONSOLIDATED JOINT VENTURES AND GAIN ON SALE OF INVESTMENT PROPERTIES	(10,837)	8,019	(57,496)	2,611

(PROVISION) BENEFIT FOR INCOME TAXES FROM OPERATIONS	(54)	(916)	(7,406)	4,477

INCOME (LOSS) FROM UNCONSOLIDATED JOINT VENTURES:
Equity in net income (loss) from unconsolidated joint ventures	(19,926)	3,497	(19,337)	8,553
Impairment loss on investment in unconsolidated joint ventures	(22,928)	—	(51,058)	—

	(42,854)	3,497	(70,395)	8,553

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE GAIN ON SALE OF INVESTMENT PROPERTIES	(53,745)	10,600	(135,297)	15,641

GAIN ON SALE OF INVESTMENT PROPERTIES, NET OF APPLICABLE INCOME TAX PROVISION	406	1,387	168,641	10,391

INCOME (LOSS) FROM CONTINUING OPERATIONS	(53,339)	11,987	33,344	26,032

DISCONTINUED OPERATIONS, NET OF APPLICABLE INCOME TAX PROVISION:
Income (loss) from discontinued operations	3	(431)	(4)	(1,179)
Gain on sale of investment properties	7	—	153	—

	10	(431)	149	(1,179)

NET INCOME (LOSS)	(53,329)	11,556	33,493	24,853

NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(531)	(766)	(1,641)	(1,688)

NET INCOME (LOSS) ATTRIBUTABLE TO CONTROLLING INTEREST	(53,860)	10,790	31,852	23,165

DIVIDENDS TO PREFERRED STOCKHOLDERS	(3,228)	(3,812)	(9,682)	(11,437)

NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	$(57,088)	$6,978	$22,170	$11,728

PER COMMON SHARE INFORMATION — BASIC:
Income (loss) from continuing operations	$(0.95)	$0.13	$0.40	$0.24
Loss from discontinued operations	—	—	—	(0.02)

Basic net income (loss) available to common stockholders	$(0.95)	$0.13	$0.40	$0.22

PER COMMON SHARE INFORMATION — DILUTED:
Income (loss) from continuing operations	$(0.95)	$0.13	$0.40	$0.24
Loss from discontinued operations	—	—	—	(0.02)

Diluted net income (loss) available to common stockholders	$(0.95)	$0.13	$0.40	$0.22

DIVIDENDS DECLARED PER COMMON SHARE	$0.15	$0.37	$0.65	$1.11

See notes to condensed consolidated financial statements.

COUSINS PROPERTIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ INVESTMENT
For the Nine Months Ended September 30, 2009 and 2008
(Unaudited, in thousands)

						Cumulative
						Undistributed	Total Stockholders	Nonredeemable
					Accumulated	Net Income	Investment	Noncontrolling
			Additional		Other	(Distributions in	Attributable to	Interests in
	Preferred	Common	Paid-In	Treasury	Comprehensive	Excess of	Controlling	Consolidated	Total
	Stock	Stock	Capital	Stock	Loss	Net Income)	Interest	Subsidiaries	Equity

Balance December 31, 2008	$169,602	$54,922	$368,829	$(86,840)	$(16,601)	$(23,189)	$466,723	$37,539	$504,262

Net income	—	—	—	—	—	31,852	31,852	1,792	33,644
Other comprehensive income	—	—	—	—	3,368	—	3,368	—	3,368

Total comprehensive income	—	—	—	—	3,368	31,852	35,220	1,792	37,012
Common stock issued pursuant to:
Common stock offering, net of issuance costs	—	46,000	272,573	—	—	—	318,573	—	318,573
Grants under director stock plan	—	29	142	—	—	—	171	—	171
Common stock issued pursuant to stock dividend	—	1,604	12,172	—	—	(13,776)	—	—	—
Amortization of stock options and
restricted stock, net of forfeitures	—	(15)	3,247	—	—	—	3,232	—	3,232
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(6,508)	(6,508)
Decrease for change in fair value of
redeemable noncontrolling interests	—	—	—	—	—	(180)	(180)	—	(180)
Cash preferred dividends paid	—	—	—	—	—	(9,682)	(9,682)	—	(9,682)
Cash common dividends paid	—	—	—	—	—	(19,738)	(19,738)	—	(19,738)

Balance September 30, 2009	$169,602	$102,540	$656,963	$(86,840)	$(13,233)	$(34,713)	$794,319	$32,823	$827,142

Balance December 31, 2007	$200,000	$54,851	$348,508	$(86,840)	$(4,302)	$42,604	$554,821	$38,419	$593,240

Net income	—	—	—	—	—	23,165	23,165	1,885	25,050
Other comprehensive income	—	—	—	—	(201)	—	(201)	—	(201)

Total comprehensive income	—	—	—	—	(201)	23,165	22,964	1,885	24,849

Common stock issued pursuant to:
Exercise of options and grants under director stock plan	—	105	1,667	—	—	—	1,772	—	1,772
Restricted stock grants, net of amounts withheld for income taxes	—	6	(6)	—	—	—	—	—	—
Amortization of stock options and restricted stock, net of forfeitures	—	(9)	3,096	—	—	—	3,087	—	3,087
Income tax benefit from stock options	—	—	1	—	—	—	1	—	1
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(2,990)	(2,990)
Decrease for change in fair value of redeemable noncontrolling interests	—	—	—	—	—	(6,712)	(6,712)	154	(6,558)
Cash preferred dividends paid	—	—	—	—	—	(11,437)	(11,437)	—	(11,437)
Cash common dividends paid	—	—	—	—	—	(56,961)	(56,961)	—	(56,961)

Balance September 30, 2008	$200,000	$54,953	$353,266	$(86,840)	$(4,503)	$(9,341)	$507,535	$37,468	$545,003

See notes to condensed consolidated financial statements.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$33,493	$24,853
Adjustments to reconcile net income to net cash flows provided by operating activities:
Gain on sale of investment properties, including discontinued operations	(168,641)	(10,391)
Gain on extinguishment of debt	(12,498)	—
Impairment loss	40,512	—
Impairment loss on investment in unconsolidated joint ventures	51,058	—
Abandoned predevelopment projects	4,072	1,053
Depreciation and amortization	42,305	37,634
Amortization of deferred financing costs	1,124	1,173
Stock-based compensation	3,403	2,996
Change in deferred income taxes	8,897	—
Effect of recognizing rental revenues on a straight-line or market basis	(3,396)	(3,452)
Operating distributions in excess of income (loss) from unconsolidated joint ventures	24,757	1,601
Residential lot, outparcel and multi-family cost of sales, net of closing costs paid	11,848	8,022
Residential lot, outparcel and multi-family acquisition and development expenditures	(6,167)	(41,752)
Changes in other operating assets and liabilities:
Change in notes and other receivables and other assets	(2,693)	(8,678)
Change in accounts payable and accrued liabilities	3,291	4,877

Net cash provided by operating activities	31,365	17,936

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from investment property sales	2,531	34,979
Property acquisition and development expenditures	(39,667)	(121,326)
Investment in unconsolidated joint ventures	(3,895)	(19,926)
Distributions from unconsolidated joint ventures in excess of income	3,925	26,742
Investment in notes receivable, net	(71)	66
Change in other assets, net	(2,490)	(9,835)
Change in restricted cash	(1,225)	1,478

Net cash used in investing activities	(40,892)	(87,822)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facility	158,200	386,525
Repayment of credit facility	(319,200)	(218,125)
Payment of loan issuance costs	—	(268)
Proceeds from other notes payble	—	18,368
Repayment of other notes payable	(75,327)	(10,186)
Common stock issued, net of expenses	318,573	1,864
Cash common dividends paid	(19,738)	(56,962)
Cash preferred dividends paid	(9,682)	(11,437)
Distributions to noncontrolling interests	(6,666)	(3,077)

Net cash provided by financing activities	46,160	106,702

NET INCREASE IN CASH AND CASH EQUIVALENTS	36,633	36,816
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	82,963	17,825

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$119,596	$54,641

See notes to condensed consolidated financial statements.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
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
     Cousins has elected to be taxed as a real estate investment trust (“REIT”) and intends to, among other things, distribute 100% of its federal taxable income to stockholders, thereby eliminating any liability for federal income taxes under current law. Therefore, the results included herein do not include a federal income tax provision for Cousins. CREC operates as a taxable REIT subsidiary and is taxed separately from Cousins as a C-Corporation. Accordingly, the condensed consolidated statements of income include a provision for, or benefit from, CREC’s income taxes, subject to any valuation allowance required.
     The condensed consolidated financial statements are unaudited and were prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, these financial statements reflect all adjustments necessary (which adjustments are of a normal and recurring nature) for the fair presentation of the Company’s financial position as of September 30, 2009 and results of operations for the three and nine months ended September 30, 2009 and 2008. Results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of results expected for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. These condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The accounting policies employed are materially the same as those shown in Note 2 to the consolidated financial statements included in such Form 10-K.
New Accounting Pronouncements
     In the third quarter of 2009, the Financial Accounting Standard Board’s Accounting Standards Codification (the “Codification” or “ASC”) became effective for the Company. The Codification is the single source of authoritative accounting principles applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. The Codification does not change current GAAP, but is intended to simplify user access to GAAP by providing all the authoritative literature related to a particular topic in one place. As of the effective date, all existing accounting standard documents were superseded. Accordingly, the Company’s Quarterly Report on Form 10-Q for the quarter ending September 30, 2009 and all subsequent public filings will reference the Codification as the sole source of authoritative literature.
     Effective June 30, 2009, the Company adopted the provisions of the Codification regarding the accounting and disclosures for subsequent events. This new guidance had no impact on the Company’s Condensed Consolidated Financial

Statements. The Company has evaluated subsequent events through November 4, 2009, the filing date of this report.
     The Company follows the guidelines in ASC 810 for determining the appropriate consolidation treatment of non-wholly owned entities. The Company will adopt new guidelines effective January 1, 2010, which modify how a company determines when an entity that is insufficiently capitalized or is not controlled through voting or similar rights should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. An ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity (“VIE”), and additional disclosures about a company’s involvement in VIEs, including any significant changes in risk exposure due to that involvement, will be required. The Company has not completed its evaluation of the effect of these changes on financial condition, results of operations or cash flows.
     Additional accounting pronouncements which have been adopted by the Company since December 31, 2008 are discussed in Notes 2, 3, 7 and 10.
Reclassifications
     In periods prior to the third quarter of 2008, the Company included within the general and administrative expense line item amounts incurred by the Company which are reimbursed to the Company by third parties or unconsolidated joint ventures under management contracts. Beginning in the third quarter of 2008, these reimbursed costs were segregated on the Condensed Consolidated Statements of Income, and prior period amounts have been revised to conform to the new presentation.
     In the periods prior to the second quarter of 2009, the Company included separation payments to terminated employees within the general and administrative expense line item. Beginning in the second quarter of 2009, these amounts were segregated on the Condensed Consolidated Statements of Income and prior period amounts have been revised to conform to this new presentation.
2. NOTES PAYABLE, INTEREST EXPENSE AND COMMITMENTS AND CONTINGENCIES
     The following table summarizes the terms and amounts of the notes payable outstanding at September 30, 2009 and December 31, 2008 (in thousands):

		Term/		Outstanding at
		Amortization		September	December 31,
Description	Interest Rate	Period (Years)	Maturity	30, 2009	2008
Credit Facility (a maximum of $500,000), unsecured	LIBOR + 0.75% to 1.25%	4/N/A	8/29/11	$150,000	$311,000
Term Facility (a maximum of $100,000), unsecured	Swapped rate of 5.01% + 0.70% to 1.20%	5/N/A	8/29/12	100,000	100,000
Terminus 100 mortgage note (interest only)	6.13%	5/N/A	10/1/12	180,000	180,000
The American Cancer Society Center mortgage note (interest only until October 1, 2011)	6.4515%	5/30	9/1/17	136,000	136,000
San Jose MarketCenter mortgage note (interest only)	5.60%	3/N/A	12/1/10	—	83,300
333/555 North Point Center East mortgage note	7.00%	10/25	11/1/11	27,496	28,102
Meridian Mark Plaza mortgage note	8.27%	10/28	9/1/10	22,402	22,757
100/200 North Point Center East mortgage note (interest only until July 1, 2010)	5.39%	5/30	6/1/12	25,000	25,000
The Points at Waterview mortgage note	5.66%	10/25	1/1/16	17,128	17,433
600 University Park Place mortgage note	7.38%	10/30	8/10/11	12,594	12,762
Lakeshore Park Plaza mortgage note	5.89%	4/25	8/1/12	17,989	18,241
Handy Road Associates, LLC (see note)	Prime + 0.5%	2/N/A	3/31/10	3,244	—
Glenmore Garden Villas, LLC (see note)	LIBOR + 2.25%	3/N/A	10/3/10	8,674	—
King Mill Project I member loan (a maximum of $2,849; interest only)	9.00%	3/N/A	8/29/11	—	2,711
King Mill Project I second member loan (a maximum of $2,349; interest only)	9.00%	3/N/A	6/26/09	—	2,047
Jefferson Mill Project member loan (a maximum of $3,156; interest only)	9.00%	3/N/A	9/13/09	—	2,652
Other miscellaneous notes	Various	Various	Various	173	234

				$700,700	$942,239

2009 Activity
     During the first quarter of 2009, the King Mill and Jefferson Mill member loans, including accrued interest, were converted to equity in C/W King Mill I, LLC and C/W Jefferson Mill I LLC, both of which are consolidated entities of the Company.
     In April 2009, the Company satisfied the San Jose MarketCenter note in full for approximately $70.3 million, which was a discount from the face amount. The Company recorded a gain on extinguishment of debt, net of unamortized loan closing costs and fees, of approximately $12.5 million in the second quarter of 2009 related to this repayment.
     In June 2009, the Company consolidated its investment in Handy Road Associates, LLC, which was previously accounted for under the equity method. See Note 6 herein for further information. Upon consolidation, the Company recorded the related note payable at fair value of $3.2 million. The note is non-recourse to the Company, is guaranteed by the third-party partner in the venture and matures on March 31, 2010.
     In September 2009, the Company consolidated its investment in Glenmore Garden Villas, LLC, which was previously accounted for under the equity method. See Note 6 herein for further information. Upon consolidation, the Company recorded a note payable of the entity at fair value of $8.7 million. The note is due in full October 3, 2010.
     In June 2009, the Company purchased The Brownstones at Habersham, a townhome project in Atlanta, Georgia, and executed a promissory note for approximately $3.2 million that partially funded the purchase. The note was repaid in full in September 2009.
Derivative Instruments and Hedging Activities
     The Company follows the requirements of ASC 815 for derivative instruments. Entities that use derivative instruments are required to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. Entities are also required to disclose certain information about the amounts and location of derivatives located within the financial statements, how the provisions of derivative accounting rules have been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows.
     The Company utilizes interest rate swap agreements to manage its exposure to interest rate changes under variable-rate obligations. The Company has an interest rate swap agreement with a notional amount of $100 million in order to manage its interest rate risk under the Term Facility. The Company designated this swap as a cash flow hedge, and this swap effectively fixes the underlying LIBOR rate of the Term Facility at 5.01%. At September 30, 2009, the Company also had two interest rate swap agreements with notional amounts of $75 million each in order to manage interest rate risk associated with floating-rate, LIBOR-based borrowings. The Company designated these swaps as cash flow hedges, and these swaps effectively fix a portion of the underlying LIBOR rate on $150 million of Company borrowings at an average rate of 2.84%. During both the nine months ended September 30, 2009 and 2008, there was no ineffectiveness under any of the Company’s interest rate swaps. The Company calculates the fair value of its interest rate swaps as of the end of each reporting period by obtaining a third party valuation utilizing estimated future LIBOR rates. The fair value calculation for the swaps is deemed to be a Level 2 calculation under the guidelines as set forth in ASC 820. The fair values of the interest rate swap agreements were recorded in Accounts Payable and Accrued Liabilities and Accumulated Other Comprehensive Loss on Derivative Instrument on the Condensed Consolidated Balance Sheets, detailed as follows (in thousands):

		Floating Rate,
		LIBOR-based
	Term Facility	Borrowings	Total

Balance, December 31, 2008	$11,869	$4,732	$16,601
Change in fair value	(2,355)	(1,013)	(3,368)

Balance, September 30, 2009	$9,514	$3,719	$13,233

     In October 2009, the Company terminated one of its $75 million swaps and was required to pay the counterparty to the agreement $1.8 million, which will be recognized as an expense in the fourth quarter of 2009. In addition, the Company reduced the notional amount of the second interest rate swap from $75 million to $40 million, and was required to pay the counterparty $959,000 as a result. This fee will also be recognized as an expense in the fourth quarter of 2009. The Company terminated these swaps and paid $110.0 million of its outstanding credit facility balance in October 2009, using cash on hand which was generated from the proceeds of the September 2009 common stock offering (see Note 11 herein).
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
     At September 30, 2009 and December 31, 2008, the estimated fair values of the Company’s notes payable was approximately $679.5 million and $904.1 million, respectively, calculated by discounting future cash flows at estimated rates at which similar loans would have been obtained at those dates. The fair value calculations for the notes payable are deemed to be Level 2 calculations under the guidelines as set forth in ASC 820. The Company estimates current interest rates that could be obtained on similar loans in active markets in order to calculate the fair value.
     For the three and nine months ended September 30, 2009 and 2008, interest expense was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Interest expensed	$11,392	$12,100	$35,462	$35,174
Interest capitalized	(599)	(3,395)	(3,679)	(12,827)

Total interest incurred	$10,793	$8,705	$31,783	$22,347

     At September 30, 2009, the Company had outstanding letters of credit and performance bonds of $6.3 million. The Company has projects under development for which it estimates total future funding commitments of $41.4 million at September 30, 2009 (including projects under development at joint ventures, even if anticipated to be funded with venture level construction debt). Additionally, the Company has future obligations as a lessor under numerous leases to fund, if certain conditions are met, approximately $17.1 million of tenant improvements as of September 30, 2009 (including a $0.5 million other funding commitment). As a lessee, the Company has future obligations under ground and office leases of approximately $20.6 million at September 30, 2009.
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
     On January 1, 2009, the Company adopted new guidance for calculating earnings per share as outlined within ASC 260. Under the new guidance, the Company is required to reflect unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents in the computation of earnings per share for all periods presented. The Company’s outstanding restricted stock has nonforfeitable rights to dividends. Both basic and diluted earnings per share for the three and nine months ended September 30, 2008 were retroactively adjusted to conform to this presentation. Additionally, in the second and third quarters of 2009, the Company paid quarterly dividends of $0.25 and $0.15 per share, respectively, with a combination of cash and stock. The Company has declared a dividend of $0.09 per share for the fourth quarter of 2009 and expects to pay this dividend with a combination of cash and stock. The Company accounted for the distribution of stock for the quarterly dividends as a stock dividend, as outlined under the accounting rules, for the purposes of calculating earnings per share. Therefore, the Company retroactively adjusted weighted average shares outstanding for all periods presented by increasing prior shares correspondingly. Both of these changes to prior amounts reported are detailed as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2008		September 30, 2008
	Basic	Diluted	Basic	Diluted
Weighted average shares, as originally reported	51,209	51,652	51,182	51,797
Less dilutive effect of restricted shares	—	(35)	—	(20)
Weighted average unvested restricted shares	132	132	134	134
Adjustment due to payment of dividends in stock	1,604	1,616	1,603	1,621

Weighted average shares, as adjusted	52,945	53,365	52,919	53,532

     Weighted average shares-basic and weighted average shares-diluted after the above adjustments are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Weighted average shares-basic, as adjusted	59,969	52,945	55,318	52,919
Dilutive potential common shares:
Stock options	—	420	—	613

Weighted average shares-diluted	59,969	53,365	55,318	53,532

Anti-dilutive options not included	6,937	3,425	7,062	2,462

4. STOCK-BASED COMPENSATION
     The Company follows the rules for stock-based compensation as outlined in ASC 718. Companies are required to recognize the grant date fair value of share-based awards over the required service period of the awards as compensation expense. The Company has several types of stock-based compensation awards — stock options, restricted stock and restricted stock units — which are described in Note 6 of “Notes to Consolidated Financial Statements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The Company uses the Black-Scholes option-pricing model to value its stock option grants and the Monte Carlo pricing method to value its performance-based restricted stock units. The Company entered into a new stock-based compensation program during the second quarter of 2009. This new award will be settled in cash and will be paid if the Company’s stock price achieves a specified level of growth and the service requirement is met. This award was also valued using the Monte Carlo pricing method.
     Stock-based compensation expense is recorded in general and administrative expense in the Condensed Consolidated Statements of Income over the related awards’ vesting period. A portion of share-based payment expense is capitalized to projects under development in accordance with applicable accounting rules. The Company estimates forfeitures when calculating the expense related to stock-based compensation, and reflects the benefits of tax deductions in excess of recognized compensation cost to be reported as both a financing cash inflow and an operating cash outflow. The Company recorded compensation expense of approximately $689,000 and $267,000 for the three months ended September 30, 2009 and 2008, respectively, and $4.0 million and $3.7 million for the nine months ended September 30, 2009 and 2008, respectively, related to stock-based compensation, after the effect of capitalization to projects under development and income tax benefit. In addition, in the second quarter of 2009, Tom Bell, the Company’s former Chairman of the Board and Chief Executive Officer, retired. As a part of his retirement agreement, certain stock-based compensation awards previously granted to him were modified or accelerated, and, as a result, the Company recorded additional compensation expense of $1.6 million. As of September 30, 2009, the Company had $7.6 million of total unrecognized compensation cost related to stock-based compensation, which will be recognized over a weighted average period of 2.5 years.
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
     The following table summarizes stock option activity during the nine months ended September 30, 2009 (there were no exercises of options during the period):

	Number of
	Options	Weighted Average	Aggregate Intrinsic	Weighted-Average
	(in thousands)	Exercise Price Per Option	Value (in thousands)	Remaining Contractual Life
1999 Plan and Predecessor Plans
Outstanding at December 31, 2008	6,419	$23.74
Granted	884	8.42
Forfeited	(241)	24.06

Outstanding at September 30, 2009	7,062	$21.81	$—	5.2 years

Exercisable at September 30, 2009	5,807	$22.33	$—	4.3 years

     The following table summarizes restricted stock activity during the nine months ended September 30, 2009:

		Weighted-
	Number of	Average
	Shares	Grant Date
	(in thousands)	Fair Value
Non-vested stock at December 31, 2008	56	$24.35
Vested	(19)	24.41
Forfeited	(10)	24.29

Non-vested stock at September 30, 2009	27	$24.33

     Restricted stock units (“RSUs”) are accounted for as liability awards, and employees are paid cash based upon the value of the Company’s stock upon vesting. The following table summarizes RSU activity for the nine months ended September 30, 2009 (in thousands):

Outstanding at December 31, 2008	314
Granted	267
Vested	(108)
Forfeited	(17)

Outstanding at September 30, 2009	456

5. PROPERTY ACTIVITY
     Gains and losses from the disposition of certain real estate assets and the related historical results of operations of certain disposed of or held-for-sale assets, as defined in the accounting rules, are included in a separate section, discontinued operations, in the condensed consolidated statements of income for all periods presented. Assets and liabilities of held-for-sale properties, as defined, are separately categorized on the balance sheet in the period that they are deemed held-for-sale. In October 2008, the Company sold 3100 Windy Hill Road, a 188,000 square foot office building in Atlanta, Georgia, which was treated as a discontinued operation, and the operating results were reclassified to discontinued operations. The Company had no projects that qualified as held for sale or as discontinued which would need to be categorized in a separate section in 2009.
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
6. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES
     The Company describes its investments in unconsolidated joint ventures in Note 5 of “Notes to Consolidated Financial Statements” in its Annual Report on Form 10-K for the year ended December 31, 2008. The following table summarizes balance sheet data of the Company’s unconsolidated joint ventures as of September 30, 2009 and December 31, 2008 (in thousands):

							Company’s
	Total Assets		Total Debt		Total Equity		Investment
	2009	2008	2009	2008	2009	2008	2009	2008
SUMMARY OF FINANCIAL POSITION:
CP Venture IV LLC entities	$335,969	$340,452	$35,804	$36,834	$277,878	$289,938	$16,099	$16,797
TRG Columbus Dev Venture, Ltd.	8,158	11,087	—	—	3,617	4,714	782	1,179
Charlotte Gateway Village, LLC	162,016	166,006	113,240	122,362	46,686	42,423	10,409	10,434
CPV and CPV Two	98,522	101,820	—	—	96,639	100,519	3,093	3,420
CL Realty, L.L.C.	116,161	126,728	3,699	4,901	109,868	118,044	50,084	72,855
CF Murfreesboro Associates	138,502	134,284	112,417	109,926	22,713	21,756	13,606	13,126
Temco Associates, LLC	60,798	61,832	3,139	3,198	56,628	58,262	22,282	29,799
Palisades West LLC	124,479	131,505	—	—	73,115	74,440	38,550	38,757
Crawford Long — CPI, LLC	36,752	37,225	49,953	50,661	(15,078)	(14,364)	(6,294)	(5,936)
Terminus 200 LLC	27,537	88,927	70,254	44,328	(47,921)	34,102	—	20,154
Ten Peachtree Place Associates	24,028	24,138	27,476	27,871	(4,444)	(4,161)	(3,692)	(3,563)
Wildwood Associates	21,377	21,431	—	—	21,227	21,339	(1,636)	(1,581)
Handy Road Associates, LLC	—	5,381	—	3,294	—	1,989	—	2,142
Pine Mountain Builders, LLC	7,092	7,973	2,545	2,781	2,986	2,682	2,352	1,920
Glenmore Garden Villas LLC	—	9,985	—	7,990	—	1,167	—	1,134
CPI/FSP I, L.P.	1	6	—	—	(6)	—	—	—
Other	650	658	—	—	645	659	200	213

	$1,162,042	$1,269,438	$418,527	$414,146	$644,553	$753,509	$145,835	$200,850

     The following table summarizes income statement data of the Company’s unconsolidated joint ventures for the nine months ended September 30, 2009 and 2008 (in thousands):

					Company’s Share of
	Total Revenues		Net Income (Loss)		Net Income (Loss)
	2009	2008	2009	2008	2009	2008
SUMMARY OF OPERATIONS:
CP Venture IV LLC entities	$23,152	$23,992	$2,429	$2,054	$865	$856
TRG Columbus Dev. Venture, Ltd.	63	53,723	(97)	6,094	1	1,396
Charlotte Gateway Village, LLC	23,491	23,430	5,169	4,633	882	882
CPV and CPV Two	13,620	15,088	6,803	7,833	703	816
CL Realty, L.L.C.	2,045	7,714	(8,453)	6,686	(2,610)	2,905
CF Murfreesboro Associates	9,235	7,889	956	350	327	26
Temco Associates, LLC	1,349	5,971	(2,400)	1,806	(1,200)	901
Palisades West LLC	9,417	166	4,101	159	2,008	79
Crawford Long — CPI, LLC	8,472	8,491	1,386	1,240	692	619
Terminus 200 LLC	300	369	(82,441)	36	(20,954)	18
Ten Peachtree Place Associates	5,543	5,416	517	391	270	206
Wildwood Associates	—	1	(111)	(153)	(55)	(77)
Handy Road Associates, LLC	—	—	—	(149)	(60)	(73)
Pine Mountain Builders, LLC	1,529	5,602	51	124	11	49
Glenmore Garden Villas LLC	—	—	(6,394)	(30)	(175)	(15)
CPI/FSP I, L.P.	—	4,448	(5)	1,017	—	(33)
Other	—	21	(104)	(87)	(42)	(2)

	$98,216	$162,321	$(78,593)	$32,004	$(19,337)	$8,553

     See Note 7 herein for a discussion of impairments, including impairments taken by the Company on certain of its investments in joint ventures. The Company’s share of income above includes results of operations and any impairments that may have been recognized at the venture level, and excludes impairments taken on the Company’s investment in these entities.
     Terminus 200, LLC (“T200”) owns a 565,000 office tower located in the Buckhead submarket of Atlanta. T200 was substantially completed in August 2009 and is owned by a 50-50 joint venture between the Company and Prudential Real Estate Investors. In accordance with accounting guidelines, the assets of T200 were reviewed for impairment indicators. In the third quarter of 2009, T200 determined that market conditions had deteriorated and, accordingly, revised the expectations of the amount and timing of cash flows from this project. In conjunction with that process, T200 determined that the undiscounted cash flows from the project were less than the project’s carrying amount. As a result, T200 recorded an adjustment to reduce the carrying amount of the project to fair value as an impairment loss. The Company recorded its share of the impairment loss up to the balance of its investment in the T200 venture, which equaled $20.9 million. The Company has additional obligations to contribute funds to the venture, which were also accrued and impaired — see Note 7 regarding additional impairments taken at the Company level related to its investment in T200.

     The Company also has an investment in the Glenmore Gardens Villas LLC (“Glenmore”) venture, a townhome project in Charlotte, North Carolina. The Company and its partner each joint and severally guarantee the venture level construction debt. In the second and third quarters of 2009, the Company recorded certain impairment charges related to its investment in Glenmore that are more fully discussed in Note 7. In the third quarter of 2009, the Company determined that it was the primary beneficiary of Glenmore as a result of a determination that the Company was expected to absorb the majority of the expected losses of the venture. Therefore, the Company began consolidating Glenmore in the third quarter of 2009 and recorded $3.8 million in land held for investment or future development and $8.7 million in notes payable on its condensed consolidated balance sheet.
     CL Realty L.L.C. (“CL Realty”) and Temco Associates (“Temco”) are 50-50 joint ventures that own certain residential lot and tract developments. In connection with the impairment review process at the ventures, CL Realty recorded an impairment charge on one of its residential properties, the Company’s share of which was $2.6 million, in the second quarter of 2009. In the third quarter of 2009, Temco recorded an impairment charge on one of its residential properties, the Company’s share of which was $631,000.
     The Company has an investment in Handy Road Associates, LLC (“Handy Road”), a 50-50 joint venture which owns 1,187 acres of land in suburban Atlanta, Georgia intended for future development and/or sale. In the second quarter of 2009, the partner in this venture indicated it will not make further capital contributions, and the Company determined the partner would not receive any of the economic benefit of the entity. As a result, the Company determined the venture was a VIE, of which the Company was the primary beneficiary. Therefore, the Company began consolidating Handy Road in the second quarter of 2009 and recorded $5.3 million in land held for investment or future development and $3.2 million in notes payable on its condensed consolidated balance sheet.
     The CF Murfreesboro Associates loan has a requirement that certain leasing and occupancy percentages must be met by July 20, 2009. While the Company believes that these requirements were met, the lenders have not yet reached agreement as to whether the requirement has been satisfied. The lenders have therefore reserved any and all rights under the loan agreement regarding future funding requirements and future defaults under the loan. The Company continues to assert that the leasing and occupancy percentages have been satisfied and does not expect a material adverse affect on financial condition or results of operations. Subsequent to July 20, 2009, the lenders have funded all draw requests submitted by CF Murfreesboro Associates.
7. IMPAIRMENT OF CERTAIN ASSETS
     During the nine months ended September 30, 2009, the Company recorded the following impairment losses (in thousands).
     Impairment losses recorded in costs and expenses:

10 Terminus Place	$34,900
Company airplane	4,012
Note receivable	1,600

$40,512

     Impairment losses on investments in unconsolidated joint ventures:

CL Realty	$20,300
Temco	6,700
Terminus 200, LLC	17,993
Glenmore Garden Villas LLC	6,065

$51,058

     10 Terminus Place, a condominium project in Atlanta, Georgia that the Company developed in 2008, has 117 unsold units at September 30, 2009. The Company considers these units to be held-for-sale pursuant to ASC 360, which requires companies to record long-lived assets held-for-sale at the lower of cost or fair value, less costs to sell. As a result of the declining market for condominiums and the actual sales at 10 Terminus Place, in the second quarter of 2009, the Company revised its expectations regarding the timing and amount of projected future cash flows. These revisions resulted in a decrease in the estimated fair value of this project and, accordingly, the Company recorded an impairment charge in the second quarter of 2009. The carrying amount of the 10 Terminus Place of $32.8 million at September 30, 2009 is included in the multi-family units held-for-sale caption in the Company’s balance sheet.
     In the third quarter of 2009, the Company decided to sell its airplane and began actively marketing it. The Company recorded an impairment loss of $4.0 million to record the asset at its current fair value, less costs to sell. The carrying amount of the airplane of $9.1 million is included in other assets on the Company’s balance sheet.
     The impairment loss on the note receivable relates to a mezzanine loan made to a developer of a condominium project in Asheville, North Carolina. The developer defaulted on the loan, and the Company acquired the project in July 2009 in satisfaction of the note and concurrently paid the remaining outstanding balance of the third party construction loan. The Company recorded the difference between the fair value of the project and the book value of the note receivable, plus the amount paid to the construction lender, as an impairment charge in the second quarter of 2009. The carrying amount of the note receivable, including accrued interest, at June 30, 2009 was $9.8 million and was included in notes and other receivables in the Company’s balance sheet.
     The Company analyzes impairment of its investment in unconsolidated joint ventures in accordance with ASC 323 and 360, which state that if indicators of impairment in a joint venture investment are present, companies must estimate the fair value of the investment. If the fair value of the investment is less than the carrying amount of the investment, companies are required to record an impairment loss if the impairment is considered “other-than-temporary.” If the impairment is considered “temporary,” no impairment charge is required.
     In the second quarter of 2009, the Company determined that the fair value of CL Realty and Temco was less than each entity’s carrying amount. As a result of the state of the market for residential lots, adjustments to the sell-out period for certain projects and the duration of the market decline, the Company determined that the impairments at CL Realty and Temco were other-than-temporary and recorded the impairment charges in the second quarter 2009.
     As previously noted, T200 recognized an impairment loss in the third quarter 2009, the Company’s share of which was $20.9 million. The Company guarantees the T200 construction loan up to a maximum of $17.25 million. The Company determined that it was probable that it would be required to fund this guarantee in accordance with ASC 450-10 and accrued its obligation in the third quarter of 2009. The Company also has certain commitments to fund tenant improvement construction at T200, which amounts were accrued in the third quarter of 2009. Both of these amounts have been determined to not be recoverable by the Company, and the Company recognized an impairment charge as a result.

     In the second quarter of 2009, the Company determined that its investment in Glenmore was other-than-temporarily impaired and recognized an impairment on its investment in the venture of $1.1 million. Upon consolidation of Glenmore in the third quarter of 2009 discussed in Note 6, the Company recorded an additional impairment charge of $4.9 million on its investment in Glenmore, which represents the difference between the fair value of the assets and the fair value of the debt. Based on the financial condition of the Company’s partner in Glenmore, the Company did not reduce the impairment charge by any amount associated with the partner funding its share of the deficiency.
Fair Value Considerations for Property
     The Company adopted updated guidelines under ASC 820 effective January 1, 2008 as it relates to financial instruments (as discussed in Note 2) and effective January 1, 2009 as it relates to non-financial instruments. The Company evaluated certain of its real estate assets and its investments in unconsolidated joint ventures for impairment using fair value processes and techniques as outlined in accounting rules. The fair value measurements used in these evaluations of non-financial assets are considered to be Level 3 valuations within the fair value hierarchy in the rules, as there are significant unobservable inputs. Examples of inputs the Company utilizes in its fair value calculations are discount rates, market capitalization rates, expected lease rental rates, timing of new leases, and sales prices. All of the impairment charges outlined above were based on Level 3 fair value inputs.
8. OTHER ASSETS
          Other Assets on the Condensed Consolidated Balance Sheets included the following (in thousands):

	September 30,	December 31,
	2009	2008
Investment in Verde	$9,376	$9,376
FF&E and leasehold improvements, net of accumulated depreciation of $13,578 and $11,540 as of September 30, 2009 and December 31, 2008, respectively	5,519	5,845
Airplane, at fair value as of September 30, 2009, at cost less accumulated depreciation of $965 at December 31, 2008	9,065	14,408
Predevelopment costs and earnest money	11,189	16,302
Lease inducements, net of accumulated amortization of $1,605 and $931 as of September 30, 2009 and December 31, 2008, respectively	12,375	13,903
Loan closing costs, net of accumulated amortization of $3,828 and $3,035 as of September 30, 2009 and December 31, 2008, respectively	3,734	5,231
Prepaid expenses and other assets	2,954	2,641
Deferred tax asset	—	8,897
Intangible Assets:
Goodwill	5,450	5,450
Above market leases, net of accumulated amortization of $9,254 and $9,106 as of September 30, 2009 and December 31, 2008, respectively	586	734
In-place leases, net of accumulated amortization of $2,362 and $2,270 as of September 30, 2009 and December 31, 2008, respectively	453	543

	$60,701	$83,330

Valuation Allowance on Deferred Tax Asset
     A valuation allowance is required be recorded against deferred tax assets if, based on the available evidence, it is more likely than not that such assets will not be realized. When assessing the need for a valuation allowance, appropriate consideration should be given to all positive and negative evidence related to the realization of the deferred tax assets. This evidence includes, among other things, the existence of current losses and cumulative losses in recent years, forecasts of future profitability, the length of statutory carryforward periods, the Company’s experience with loss carryforwards expiring unused and available tax planning strategies.
     During the second quarter of 2009, the Company established a valuation allowance against the deferred tax assets of its taxable REIT subsidiary, CREC, totaling $42.7 million, including $11.0 million in deferred tax assets that were generated in periods prior to the second quarter of 2009. In the third quarter of 2009, the Company increased the amount of the valuation allowance by $5.5 million. The Company’s conclusion that a valuation allowance against its deferred tax assets should be recorded was based on losses at CREC in recent years, including consideration of losses incurred in 2009, and the inability of the Company to predict, with any degree of certainty, when CREC would generate income in the future in amounts sufficient to utilize the deferred tax asset. This uncertainty is the result of the continued decline in the housing market which directly impacts CREC’s residential land business and multi-family business.
Other Information related to Other Assets
     Investment in Verde relates to a cost-method investment in a non-public real estate owner and developer. Goodwill relates entirely to the Office reportable segment. Above and below market leases are amortized into rental revenues over the remaining lease terms. In-place leases are amortized into depreciation and amortization expense also over remaining lease terms. Amortization expense for intangibles totaled $47,000 and $1.1 million in the three months ended September 30, 2009 and 2008, respectively, and $144,000 and $3.4 million in the nine months ended September 30, 2009 and 2008, respectively.
     9. SUPPLEMENTAL CASH FLOWS INFORMATION
     The following table summarizes supplemental information related to cash flows (in thousands):

	Nine Months Ended September 30,
	2009	2008
Interest paid, net of amounts capitalized	$32,546	$20,869
Income taxes refunded	635	410

Transfer from projects under development to operating properties	171,009	206,253
Issuance of stock for payment of dividends	13,776	—
Transfer from notes receivable to multi-family residential units	8,167	—
Transfer from notes payable and accrued interest to redeemable noncontrolling interests	8,767	—
Consolidation of land from investment in joint ventures to land held for investment or future development	9,116	1,570
Transfer from projects under development to land held for investment or future development	5,159	667
Change in accruals excluded from property acquisition and development expenditures and investments in unconsolidated joint ventures	14,483	3,351
Change in accumulated other comprehensive loss on derivative instrument	3,368	201
Issuance of note payable for purchase of townhomes	3,150	—
Transfer from other assets to land held for investment or future development	2,440	5,694
Transfer from operating properties to land held for investment or future development	901	2,600
Transfer from other receivables and other assets to notes receivable	223	—
Change in fair value of redeemable noncontrolling interests	180	6,558
Transfer from operating properties to projects under development	—	6,379
Transfer from operating properties to operating property held for sale	—	9,335
Transfer from income tax receivable to deferred tax asset	—	9,182
Issuance of note receivable for sale of land	—	5,050

10. NONCONTROLLING INTERESTS
     The Company consolidates various ventures that are involved in the ownership and/or development of real estate and has historically recorded the other partner’s interest as a minority interest, which was presented between liabilities and equity on the Company’s balance sheets. Effective January 1, 2009, under new guidance within ASC 810, amounts formerly reflected as minority interests were renamed noncontrolling interests and reflected in stockholders’ equity, if appropriate, in the Company’s balance sheets. Income or loss associated with noncontrolling interests is required to be presented separately, net of tax, below net income on the Company’s income statements. These amounts were previously included in net income as minority interest in income of consolidated subsidiaries. In addition, a reconciliation of equity for both the parent and its noncontrolling interests is presented each reporting period. The Company has several venture agreements which contain provisions requiring the Company to purchase the noncontrolling interest at the then fair value upon demand on or after a future date. Furthermore, certain noncontrolling interests with redemption provisions that are outside the Company’s control, commonly referred to as redeemable minority interests, were reflected at fair value in a separate line item on the Condensed Consolidated Balance Sheets. The Company recorded the difference between cost and fair value of redeemable noncontrolling interests as an adjustment to Stockholders’ Investment. The Company has a choice of either (1) accreting redeemable noncontrolling interests to their redemption value over the redemption period or (2) recognizing changes in the redemption value immediately as they occur. The Company is utilizing the second approach.
     The following table details the components of Redeemable Noncontrolling Interests in Consolidated Subsidiaries for the nine months ended September 30, 2009 and 2008 (in thousands):

	2009	2008
Beginning Balance	$3,945	$11,717

Net loss attributable to redeemable noncontrolling interests	(151)	(197)
Distributions to noncontrolling interests	(158)	(87)
Conversion of note payable and accrued interest to noncontrolling interest	8,767	—
Change in fair value of noncontrolling interests	180	3,387

Ending Balance	$12,583	$14,820

     For the nine months ended September 30, 2009 and 2008, net income on the Condensed Consolidated Statement of Stockholders’ Investment is reconciled to the Condensed Consolidated Income Statement as follows (in thousands):

	2009	2008
Net income attributable to controlling interest	$31,852	$23,165
Net income attributable to nonredeemable noncontrolling interests	1,792	1,885
Net loss attributable to redeemable noncontrolling interests	(151)	(197)

Net income	$33,493	$24,853

11. COMMON STOCK
     In September 2009, the Company completed a common stock offering of 46 million shares. The net proceeds of the offering of approximately $318.6 million were used to partially repay the outstanding balance under the Company’s credit facility.
12. REPORTABLE SEGMENTS
     The Company follows the rules as outlined in ASC 280 for segment reporting. The Company has five reportable segments: Office, Retail, Land, Third-Party Management and Multi-Family.

These reportable segments represent an aggregation of operating segments reported to the Chief Operating Decision Maker based on similar economic characteristics that include the type of product and nature of service. Each segment includes both consolidated operations and joint ventures. The Office segment includes results of operations for office properties. The Retail segment includes results of operations for retail centers. The Land segment includes results of operations for various tracts of land that are held for investment or future development, and single-family residential communities that are parceled into lots and sold to various homebuilders or sold as undeveloped tracts of land. The Third-Party Management segment includes fee income where the Company manages, leases and/or develops properties for other owners. The Multi-Family segment includes results of operations for the development and sale of multi-family real estate. The Other segment includes:
•	fee income, salary reimbursements and expenses for joint venture properties that the Company manages, develops and/or leases;

•	compensation for employees, other than those in the Third-Party Management segment;

•	general corporate overhead costs, interest expense for consolidated entities (as financing decisions are made at the corporate level, with the exception of joint venture interest expense, which is included in joint venture results);

•	income attributable to noncontrolling interests;

•	income taxes;

•	depreciation;

•	preferred dividends; and

•	operations of the Industrial properties, which are not material for separate presentation.
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

Three Months Ended September 30,				Third Party
2009 (in thousands)	Office	Retail	Land	Management	Multi-Family	Other	Total
Net rental property revenues less rental property operating expenses	$15,146	$5,702	$—	$—	$—	$385	$21,233
Fee income	—	—	196	6,432	—	2,882	9,510
Residential, multi-family and outparcel sales, net of cost of sales	281	171	68	—	1,856	—	2,376
Other income	86	175	—	—	—	414	675
Gain on extinguishment of debt	—	—	—	—	—	—	—
General and administrative expenses	—	—	—	(3,962)	—	(9,921)	(13,883)
Interest expense	—	—	—	—	—	(10,793)	(10,793)
Depreciation and amortization of non-real estate assets	—	—	—	—	—	(833)	(833)
Other expenses	—	—	—	—	—	(1,723)	(1,723)
Impairment loss	—	—	—	—	—	(4,012)	(4,012)
Funds from operations from unconsolidated joint ventures	(18,403)	1,576	(788)	—	—	(129)	(17,744)
Impairment loss on investment in unconsolidated joint ventures	(17,993)	—	—	—	(4,935)	—	(22,928)
Income attributable to noncontrolling interests	—	—	—	—	—	(531)	(531)
Benefit for income taxes from operations	—	—	—	—	—	(54)	(54)
Preferred stock dividends	—	—	—	—	—	(3,228)	(3,228)

Funds from operations available to common stockholders	$(20,883)	$7,624	$(524)	$2,470	$(3,079)	$(27,543)	$(41,935)

Real estate depreciation and amortization							(15,217)
Gain on sale of depreciated investment properties							64

Net loss available to common stockholders							$(57,088)

Three Months Ended September 30, 2008				Third Party
(in thousands)	Office	Retail	Land	Management	Multi-Family	Other	Total
Net rental property revenues less rental property operating expenses	$16,147	$6,872	$—	$—	$—	$384	$23,403
Fee income	—	—	—	18,915	—	2,821	21,736
Residential, multi-family tract and outparcel sales, net of cost of sales		1,763	442	—	744	956	3,905
Other income	2	353	—	—	—	636	991
General and administrative expenses	—	—	—	(8,675)	—	(8,351)	(17,026)
Interest expense	—	—	—	—	—	(8,705)	(8,705)
Depreciation and amortization of non-real estate assets	—	—	—	—	—	(1,022)	(1,022)
Other expenses	—	—	—	—	—	(1,975)	(1,975)
Funds from operations from unconsolidated joint ventures	1,201	1,467	1,503	—	973	(26)	5,118
Minority interest in income of consolidated subsidiaries	—	—	—	—	—	(766)	(766)
Benefit for income taxes from operations	—	—	—	—	—	(916)	(916)
Preferred stock dividends	—	—	—	—	—	(3,812)	(3,812)

Funds from operations available to common stockholders	$17,350	$10,455	$1,945	$10,240	$1,717	$(20,776)	$20,931

Real estate depreciation and amortization							(14,009)
Gain on sale of depreciated investment properties							56

Net income available to common stockholders							$6,978

				Third Party
Nine Months Ended September 30, 2009 (in thousands)	Office	Retail	Land	Management	Multi-Family	Other	Total
Net rental property revenues less rental property operating expenses	$44,083	$18,166	$—	$—	$—	$1,109	$63,358
Fee income	—	—	481	16,332	—	8,913	25,726
Residential, multi-family, outparcel and other sales, net of cost of sales	281	1,975	1,229	—	1,856	111	5,452
Other income	276	1,441	—	—	—	1,229	2,946
Gain on extinguishment of debt	—	—	—	—	—	12,498	12,498
General and administrative expenses	—	—	—	(12,159)	—	(31,718)	(43,877)
Interest expense	—	—	—	—	—	(31,783)	(31,783)
Depreciation and amortization of non-real estate assets	—	—	—	—	—	(2,739)	(2,739)
Other expenses	—	—	—	—	—	(7,701)	(7,701)
Impairment loss	—	—	—	—	(36,500)	(4,012)	(40,512)
Funds from operations from unconsolidated joint ventures	(13,542)	4,778	(3,810)	—	(118)	(165)	(12,857)
Impairment loss on investment in unconsolidated joint ventures	(17,993)	—	(27,000)	—	(6,065)	—	(51,058)
Income attributable to noncontrolling interests	—	—	—	—	—	(1,641)	(1,641)
Benefit for income taxes from operations	—	—	—	—	—	(7,406)	(7,406)
Preferred stock dividends	—	—	—	—	—	(9,682)	(9,682)

Funds from operations available to common stockholders	$13,105	$26,360	$(29,100)	$4,173	$(40,827)	$(72,987)	$(99,276)

Real estate depreciation and amortization							(46,056)
Gain on sale of depreciated investment properties							167,502

Net income available to common stockholders							$22,170

				Third Party
Nine Months Ended September 30, 2008 (in thousands)	Office	Retail	Land	Management	Multi-Family	Other	Total
Net rental property revenues less rental property operating expenses	$47,328	$17,452	$—	$—	$—	$1,208	$65,988
Fee income	—	—	—	19,311	—	17,785	37,096
Residential, multi-family tract and outparcel sales, net of cost of sales	619	3,586	6,949	—	744	2,120	14,018
Other income	18	358	—	—	—	2,915	3,291
General and administrative expenses	—	—	—	(18,985)	—	(25,493)	(44,478)
Interest expense	—	—	—	—	—	(22,347)	(22,347)
Depreciation and amortization of non-real estate assets	—	—	—	—	—	(2,817)	(2,817)
Other expenses	—	—	—	—	—	(4,279)	(4,279)
Funds from operations from unconsolidated joint ventures	3,571	4,118	3,878	—	1,396	75	13,038
Minority interest in income of consolidated subsidiaries	—	—	—	—	—	(1,688)	(1,688)
Benefit for income taxes from operations	—	—	—	—	—	4,477	4,477
Preferred stock dividends	—	—	—	—	—	(11,437)	(11,437)

Funds from operations available to common stockholders	$51,536	$25,514	$10,827	$326	$2,140	$(39,481)	$50,862

Real estate depreciation and amortization							(39,302)
Gain on sale of depreciated investment properties							168

Net income available to common stockholders							$11,728

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

	Three Months Ended September 30,		Nine Months Ended September 30,
Reconciliation to Revenues on Consolidated Income Statements	2009	2008	2009	2008
Net rental property revenues less rental property operating expenses	$21,233	$23,403	$63,358	$65,988
Plus rental property operating expenses	17,402	14,641	49,874	42,663
Fee income	9,510	21,736	25,726	37,096
Residential, multi-family, tract and outparcel sales, net of cost of sales	2,376	3,905	5,452	14,018
Plus residential, multi-family tract and outparcel cost of sales	8,351	6,632	13,289	8,410
Less gain on sale of undepreciated investment properties	(349)	(1,331)	(1,302)	(10,223)
Net rental property revenues less rental property operating expenses from discontinued operations	(3)	293	4	693
Other income	675	991	2,946	3,291

Total consolidated revenues	$59,195	$70,270	$159,347	$161,936

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
          Overview:
          Cousins Properties Incorporated (along with its subsidiaries and affiliates, collectively referred to as the “Company”) is a real estate development company with experience in the development, leasing, financing and management of office, retail and industrial properties in addition to residential land development and the development and sale of multi-family products. As of September 30, 2009, the Company held interests directly or through joint ventures in 23 office properties totaling 7.5 million square feet, 14 retail properties totaling 4.7 million square feet, and three industrial properties totaling 2.0 million square feet. These interests include office projects under development totaling 722,000 square feet. The Company also owns two substantially completed multi-family projects containing 144 for-sale units. The Company had 24 residential communities in various stages of development directly or through joint ventures in which approximately 9,800 lots remain to be developed and/or sold. In addition, the Company owned directly or through joint ventures approximately 9,400 acres of land. For additional information on the Company, including details of properties, business description and risk factors, refer to the Form 10-K for the year ended December 31, 2008.
          Management continues to assess its opportunities in the current economic environment. Management has seen the number of traditional development opportunities across its product types significantly decrease and does not expect this trend to change in the next 12 months. Single-family residential markets continue to struggle. Management believes retailers are more reluctant to commit to new leases, therefore management believes that there are few, if any, new retail development opportunities. In addition, management sees few opportunities for traditional office or for-sale multi-family developments within the next year. Management is optimistic that other, more non-traditional, opportunities may present themselves to the Company. These opportunities could include acquisition of single-family residential, office or retail developments whose developers or lenders are experiencing problems and acquisition of retail or office projects with financing problems. However, there can be no assurance that these non-traditional opportunities will materialize.
          Also, in the current economic environment, credit markets are making it difficult for real estate companies to obtain new loans or to refinance maturing obligations. In response to this environment, the Company raised $318.6 million in a common stock offering in the third quarter of 2009. The Company used proceeds from this offering to reduce amounts outstanding under its credit facility. The resulting lower overall leverage and additional capacity created under the credit facility positions the Company to be better able to respond to the conditions in the credit markets and the overall general economy. The Company has no significant debt maturities in the remainder of 2009. Management believes it has capacity, through cash on hand and availability under its credit facility and construction lines, to complete its ongoing development projects. The Company closely monitors the financial covenants contained in its credit agreements, and the Company expects to remain in compliance with its financial covenants for the foreseeable future. However, if the economic decline continues, the Company’s results of operations could deteriorate which could cause the Company to fail certain of its debt covenants.
          The current economic environment as it relates to certain assets held by the Company was the primary factor in impairment charges taken in the first nine months of 2009. In the second quarter of 2009, the Company recorded impairment charges on its 10 Terminus Place condominium project, its investment in two joint ventures containing residential lot developments and its investment in a joint venture containing a townhome condominium project. In the third quarter of 2009, the Company recorded an impairment charge on its investment in Terminus 200, LLC, a joint venture that owns a 565,000 square foot office building in Atlanta, Georgia, and further impaired its investment in the townhome condominium project discussed above. All of these impairment charges were the result of a decline in the estimated cash flows of the projects brought on by the general decline in the economy. If the economy continues to decline, the Company may record additional impairment charges on these or other assets in future periods.
Significant events during the three months ended September 30, 2009 included the following:
•	In September 2009, the Company completed a common stock offering of 46 million shares. The net proceeds of approximately $319 million were used to partially repay the outstanding balance under the Company’s credit facility.

•	Sold all of the completed units of The Brownstones at Habersham, a town home project it acquired from a bank in the second quarter. Recognized gains on the sale of these units of $1.5 million.
Results of Operations:
          Rental Property Revenues. Rental property revenues increased approximately $295,000 (1%) and $3.9 million (4%) in the three and nine month periods, respectively, compared to the same 2008 periods. These increases are discussed in detail below.
          Rental property revenues from the office portfolio increased approximately $458,000 (2%) in the three month 2009 period compared to the same 2008 period and decreased $455,000 (1%) between the nine month 2009 and 2008 periods as a result of the following:
•	Increase of $605,000 in the three month 2009 period compared to the same 2008 period at 191 Peachtree Tower, as operating expense recoveries, including adjustments for prior year recoveries, increased. Rental property revenues from 191 Peachtree Tower decreased $1.8 million in the nine month 2009 period compared to the same 2008 period, as average economic occupancy between the periods decreased, mainly due to the December 2008 expiration of the Wachovia lease.

•	Decrease of $56,000 and $455,000 in the three and nine month periods, respectively, from The American Cancer Society Center, related to adjustments in the current year for estimated operating expense recoveries; and

•	Increase of $104,000 and $2.0 million in the three and nine month 2009 periods, respectively, from One Georgia Center, due to an increase in average economic occupancy.
          Rental property revenues from the retail portfolio decreased approximately $301,000 (3%) in the three month 2009 period compared to the same 2008 period and increased $4.2 million (16%) in the nine month 2009 period compared to the same 2008 period as a result of the following:
•	Increase of $2.6 million in the nine month 2009 period related to increased average economic occupancy at The Avenue Forsyth, which opened in April 2008. The revenues between the three month 2009 and 2008 periods were comparable;

•	Increase of $659,000 and $3.0 million in the three and nine month 2009 periods, respectively, related to increased average economic occupancy at Tiffany Springs MarketCenter, which opened in July 2008;

•	Decrease of $776,000 and $1.3 million in the three and nine month 2009 periods, respectively, at The Avenue Carriage Crossing where average economic occupancy decreased; and

•	Decrease of $198,000 and $396,000 in the three and nine month 2009 periods, respectively, at The Avenue Webb Gin where average economic occupancy decreased.
          Rental Property Operating Expenses. Rental property operating expenses increased approximately $2.8 million (19%) and $7.2 million (17%) in the three and nine month 2009 periods, respectively, compared to the same 2008 periods as a result of the following:

•	Increase of $614,000 and $2.5 million in the three and nine month 2009 periods, respectively, related to the openings of The Avenue Forsyth and Tiffany Springs MarketCenter, and to increases of bad debt expense at those properties;

•	Increase of $179,000 and $753,000 in the three and nine month 2009 periods, respectively, related to San Jose MarketCenter due to an increase in non-recoverable administrative expenses and bad debt expense;

•	Increase of $1.0 million and $1.7 million in the three and nine month 2009 periods, respectively, related to 191 Peachtree Tower, primarily due to increases in real estate taxes, non-recoverable tenant amenity expenses, marketing costs and bad debt expense; and

•	Increase of $306,000 and $942,000 in the three and nine month 2009 periods, respectively, related to Terminus 100, due partially to increased average economic occupancy in 2009, to an increase in bad debt expense and to an adjustment of prior year operating expenses recognized in the current year.
          Fee Income. Fee income is comprised of management fees, development fees and leasing fees, which the Company performs for third party property owners and joint ventures in which it has an ownership interest. These amounts vary between quarters, due to the number of contracts with ventures and third party owners and the development and leasing needs at the underlying properties. Amounts could vary in future periods based on volume and composition of activities at the underlying properties. Fee income decreased $12.2 million and $11.4 million between the three and nine month 2009 and 2008 periods, respectively. The majority of the decrease between both periods is due to a development fee of $13.5 million recognized in the third quarter of 2008. This fee was earned on a contract the Company assumed in an acquisition of an entity several years ago. Pursuant to the contract, the Company would share in certain proceeds from the sale of a project that the prior entity developed in Texas. This project was sold in the third quarter of 2008, and the fee earned by the Company. The fee income decrease was partially offset by an increase in leasing fee income of approximately $1.4 million in both 2009 periods from leases obtained by the Company’s third party management arm.
          Multi-family Residential Unit Sales and Cost of Sales. Multi-family sales increased $3.8 million and $5.0 million in the three month and nine month 2009 periods, respectively. Cost of sales increased approximately $2.7 million and $3.8 million in the three and nine month 2009 periods, respectively. The Company closed 14 units in the third quarter of 2009 at The Brownstones at Habersham project, which it purchased in the second quarter of 2009. This caused a $6.4 million increase in sales for both periods and a $4.9 million increase in cost of sales for both periods. The Company expects to complete the sell-out of The Brownstones at Habersham in the fourth quarter of 2009 by selling the remaining five pad sites. The Company closed five units at its 10 Terminus Place project in the third quarter of 2009, compared to nine closings in the third quarter of 2008, which decreased sales by $3.6 million and cost of sales by $3.1 million. The Company closed seven units in the nine month 2009 period at 10 Terminus Place compared to nine in the nine month 2008 period, which decreased sales by $2.4 million and cost of sales by $1.9 million. The units range in size at the project, which also affects the change in sales and cost of sales. In addition, the Company took title to 60 North Market, a multi-family project in Asheville, North Carolina, in the third quarter of 2009 in satisfaction of a note receivable from the developer. The Company closed one unit at this project in the third quarter of 2009, which increased sales by $965,000 and cost of sales by $868,000.
          Residential Lot and Outparcel Sales and Cost of Sales. Residential lot and outparcel sales decreased $2.6 million between the three month 2009 and 2008 periods and increased $280,000 between the nine month 2009 and 2008 periods. Residential lot and outparcel cost of sales decreased $938,000 in the three month 2009 period compared to the same 2008 period and increased $1.0 million in the nine month 2009 period compared to the same 2008 period.

          Residential Lot Sales and Cost of Sales — The Company’s residential lot business consists of projects that are consolidated, for which income is recorded in the residential lot and outparcel sales and cost of sales line items, and projects that are owned through joint ventures in which the Company is a 50% partner — Temco Associates LLC (“Temco”) and CL Realty, L.L.C. (“CL Realty”) — for which income is recorded in income from unconsolidated joint ventures. (See additional disclosure in income from unconsolidated joint ventures, including impairment discussion.) Residential lot sales decreased $447,000 and $545,000 for consolidated projects in the three and nine month 2009 periods, respectively. The number of lots sold in the nine months periods were as follows:

	2009	2008
Consolidated projects	8	12
Temco	—	8
CL Realty	95	145

Total	103	165

          Demand for residential lots is down significantly as a result of general market conditions and as a result of limited demand in the Company’s and its ventures’ principal markets in Texas, Florida and metropolitan Atlanta. Builders, the primary customers for such residential lots, have a general oversupply of inventory in the Company’s markets and are working to reduce inventory levels before they consider buying additional lots. Many builders are also in financial distress because of current market conditions. In addition, limited availability of credit for home buyers and homebuilders make it difficult to obtain financing for purchasers. Management is closely monitoring market developments but is currently unable to predict when markets will improve. Management expects these market conditions to continue to negatively impact residential lot sales and have an adverse impact on the Company’s results of operations until such time as the residential lot markets improve. Therefore, consistent with current market trends, the Company anticipates residential lot sales for 2009, like those in 2008, will be lower than those the Company experienced in years prior to 2008, both at consolidated projects and at Temco and CL Realty. The Company cannot currently quantify the effect of the current slowdown on its results of operations for the remainder of 2009 and forward.
          Residential lot cost of sales decreased $152,000 and $242,000 in the nine month 2009 period compared to the same 2008 period. The change in residential lot cost of sales was also partially due to the number of lots sold during the periods and partially to fluctuations in gross profit percentages used to calculate the cost of sales for residential lot sales in certain of the residential developments.
          Outparcel Sales and Cost of Sales — Outparcel sales decreased $2.2 million in the three month 2009 period compared to the same 2008 period and increased $825,000 in the nine month 2009 period compared to the same 2008 period. There were three outparcel sales in 2009, one of which was in the third quarter, compared to three outparcel sales in 2008, two of which were in the third quarter. Outparcel cost of sales decreased $770,000 in the three month 2009 period compared to the same 2008 period, and increased $1.3 million in the nine month 2009 period compared to the same 2008 period, due to the aforementioned outparcel sales, and the varying levels of profits associated with each sale.
          General and Administrative Expenses. General and administrative expense decreased $3.8 million in the both 2009 periods compared to the same 2008 periods. The decrease was partially due to a decrease in salaries and benefits for employees of approximately $2.6 million and $7.7 million in the three and nine month periods, respectively. This decrease is based in part on a decrease in the number of employees at the Company between the periods. The decrease is also due to a decrease in stock-based compensation expense, a portion of which fluctuates with the Company’s stock price. Leasing commission expense also decreased approximately $2.9 million and $2.7 million in the three and nine month 2009 periods, respectively. The Company recognized a development fee of $13.5 million in the third quarter 2008 (see Fee Income section above). In conjunction with this, a $3.4 million employee leasing commission was recognized in the third quarter of 2008 as a cost of earning this development income. In addition, contributions to charitable organizations decreased approximately $1.0 million in both the 2009 periods compared to the same 2008 periods, as the Company funded $1.0 million to its charitable foundation in the third quarter of 2008. The decrease in general and administrative expenses is partially offset by a decrease of $2.7 million and $8.1 million in the three and nine month periods, respectively, of capitalized salaries and related benefits for personnel involved in the development and leasing of certain projects, due to a decrease in the number of projects under construction in 2009.
          Separation Expenses. Separation expenses increased by $679,000 and $2.7 million in the three and nine month 2009 periods, respectively. The Company had a reduction in force in the third quarter of 2009 and accrued the related severance costs. The Company has had additional reductions of force during 2008 and earlier in the first half of 2009. Approximately $2.0 million of the nine month 2009 increase is due to expense recognized in the second quarter of 2009 for the lump sum payment and for the modification of stock compensation awards related to the retirement of the Company’s former chief executive officer.
          Reimbursed General and Administrative Expenses. The Company is entitled to salary and benefit reimbursements for certain employees, mainly at the property management level, under third-party management contracts. Reimbursements of these salaries and benefits increased approximately $492,000 in the nine month 2009 period due to higher average projects under management in 2009 compared to the same 2008 period, and remained relatively constant between the three month periods.
          Depreciation and Amortization. Depreciation and amortization increased approximately $596,000 (4%) between the three month 2009 and 2008 periods and $5.2 million (14%) between the nine month 2009 and 2008 periods, primarily as a result of the following:
•	Increase of $386,000 and $2.9 million between the three and nine month periods, respectively, related to higher depreciation of tenant assets associated with increases in occupancy at Terminus 100 and One Georgia Center; and

•	Increase of $617,000 and $2.9 million between the three and nine months periods, respectively, from the openings of The Avenue Forsyth and Tiffany Springs MarketCenter.
          Interest Expense. Interest expense increased approximately $2.1 million (24%) in the three month 2009 period compared to the same 2008 period and $9.4 million (42%) in the nine month period compared to the same 2008 period. The increase in the three month 2009 period is due to decreased capitalized interest on development projects as compared to the three month 2008 period. Interest expense before capitalization declined between the three month periods due to the April 2009 prepayment of the San Jose MarketCenter mortgage. The increase in the nine month period is due to higher average debt borrowings and decreased capitalized interest as a result of lower weighted average expenditures on development projects.
          Impairment Loss. The Company recognized a $34.9 million impairment loss in the second quarter 2009 on 10 Terminus Place, a condominium project that the Company developed in 2008, which has 117 unclosed units. The Company considers these units to be held-for-sale pursuant to accounting rules, which requires companies to record such assets at the lower of cost or fair value, less costs to sell. As a result of the declining market for condominiums, the Company’s strategy for the sell-out of this project was revised. Therefore, expected cash flows from this project decreased, and the risk associated with the timing of unit sales increased, which caused the fair value under a discounted cash flow analysis to decrease in the second quarter of 2009.

          The Company also recognized an impairment loss of $1.6 million in the second quarter of 2009 on a note receivable related to a mezzanine loan made to the developer of 60 North Market. The developer defaulted on the loan in June 2009 and the Company acquired the project in July in satisfaction of the note and concurrently paid the remaining outstanding balance of the developer’s existing construction loan. The Company recorded the difference between the fair value of the project and the book value of the note receivable, plus the amount paid to the construction lender, as an impairment charge.
          In the third quarter of 2009, the Company began marketing its airplane for sale and correspondingly recognized an impairment of approximately $4.0 million, reflecting the Company’s estimate of the fair value of the plane, less costs to sell.
          The Company recognized additional impairments related to its investment in joint ventures, discussed below.
          Other Expense. Other expense remained relatively constant between the three month 2009 and 2008 periods and increased approximately $3.4 million between the nine month 2009 and 2008 periods. The Company capitalizes costs related to predevelopment projects which are considered probable of being developed, and expenses costs for projects that have not reached this stage. In some cases a project is determined to no longer be probable of development where costs had previously been capitalized. The costs related to projects before they have reached the probable stage and the costs of abandoned development projects are recorded in this category. In the nine month 2009 period, predevelopment expense was approximately $1.4 million higher than the comparable 2008 period. In 2009, the Company determined a multi-family project and a retail project were no longer probable of being developed. In 2008, the Company determined two retail projects were no longer probable of development. Additionally, other expense increased by $2.2 million between the three and nine month periods, due to an increase in real estate taxes, insurance and homeowners’ association funding by the Company for projects for which development has been completed and the Company incurs the holdings costs.
          Gain on Extinguishment of Debt. In April 2009, the Company satisfied the San Jose MarketCenter note in full for approximately $70.3 million, which represented a discount from the face amount. The Company recorded a gain on extinguishment of debt, net of unamortized loan closing costs and fees, of approximately $12.5 million in the second quarter of 2009 related to this repayment.
          (Provision for)/Benefit from Income Taxes from Operations. Benefit from income taxes from operations decreased approximately $11.9 million to a provision between the nine month 2009 period and the same 2008 period. During the second quarter of 2009, the Company established a valuation allowance against the deferred tax assets of its taxable REIT subsidiary, Cousins Real Estate Corporation (“CREC”), totaling $42.7 million, including $11.0 million in deferred tax assets that were generated in periods prior to the three months ended June 30, 2009. The Company’s conclusion that a valuation allowance against its deferred tax assets should be recorded as of June 30, 2009 was based on losses at CREC in recent years, including consideration of losses incurred in 2009, and the inability of the Company to predict, with any degree of certainty, when CREC would generate income in the future in amounts sufficient to utilize the deferred tax asset. This uncertainty is the result of the continued decline in the housing market which directly impacts CREC’s residential land and multi-family businesses. Based on current projections of income or loss at CREC, the Company does not anticipate recognizing a provision for or a benefit from income taxes in the near term. Not recognizing income tax benefit in the Company’s financial statements will negatively affect the Company’s net income and funds from operations, which in turn affects calculations of compliance under the Company’s debt covenants. No benefit or provision for income taxes was recognized in the third quarter of 2009, although the Company recorded a provision for certain state taxes.

          Income from Unconsolidated Joint Ventures, including Impairment. Income from unconsolidated joint ventures decreased approximately $46.4 million and $78.9 million in the three and nine month 2009 periods, respectively, compared to the same 2008 periods (amounts disclosed are the Company’s share).
•	Decrease of $38.9 million in both the three and nine month 2009 periods from Terminus 200, LLC (“T200”). T200 is owned in a 50-50 joint venture and, in August 2009, substantially completed the development of a 565,000 square foot office building in Atlanta, Georgia. As a result of a change in expectations of the timing and amount of cash flows expected to be generated from T200, the venture recorded an impairment loss in the third quarter 2009, the Company’s share of which was $20.9 million. The Company also guarantees the T200 construction loan up to $17.25 million. The Company determined that it was probable that it would be required to fund this guarantee in accordance with ASC 450-10 and accrued and impaired its obligation under this guarantee in the third quarter of 2009. The Company also has a commitment of approximately $750,000 to fund tenant improvement costs at the venture which were accrued and impaired in the third quarter of 2009.

•	Decrease of $733,000 and $25.8 million in the three and nine month 2009 periods, respectively, at CL Realty. CL Realty develops residential lots in Texas, Georgia and Florida and holds tracts of undeveloped land to either develop residential communities in the future and/or sell as tracts. The market for residential lots and land tracts has declined in recent periods in these geographic regions. As a result, the Company recorded an other-than-temporary impairment charge of $20.3 million on its investment in CL Realty in the second quarter of 2009. In addition to the impairment charge on the Company’s investment, CL Realty recorded an impairment of one of its assets which decreased income from unconsolidated entities by $2.6 million in the second quarter of 2009. In addition, lot sales at CL Realty decreased from 145 lots for the nine month 2008 period to 95 lots for the nine month 2009 period. Also contributing to the change in income from CL Realty was income recognized in 2008 from potential lot buyers forfeiting their deposits ($570,000), a gain from a land tract sale at one of the venture’s residential developments ($1.0 million) and revenue from two mineral rights lease bonus payments ($1.0 million) in 2008 with no corresponding similar revenues in 2009.

•	Decrease of $1.5 million and $8.8 million in the three and nine month 2009 periods, respectively, at Temco. Temco develops residential lots in Georgia and holds tracts of undeveloped land to either develop residential communities in the future and/or sell as tracts. As described above, the markets for residential lots and land tracts have declined. As a result, the Company recorded an other-than-temporary charge of $6.7 million on its investment in Temco in the second quarter of 2009. In addition to the second quarter 2009 impairment charge on the Company’s investment, Temco recorded an impairment charge on one of its assets in the third quarter of 2009 which decreased income from unconsolidated entities by $631,000 in that period. In addition to the impairments recorded, lot sales at Temco also decreased from 8 lots for the nine month 2008 period to no lots for the nine month 2009 period.

•	In the second quarter of 2009, the Company also recorded an other-than-temporary impairment of approximately $1.1 million in its investment in Glenmore Garden Villas, LLC (“Glenmore”). Glenmore is a 50-50 joint venture which was formed in order to develop a townhome project in Charlotte, North Carolina. Development has been suspended on this project, and the venture anticipates selling the project. In the third quarter of 2009, the Company took an additional impairment on Glenmore of $4.9 million to reflect the difference between the debt balance and the fair value of the property, less costs to sell. The Company guarantees the venture level construction debt. The Company consolidated Glenmore because it determined that the Company would incur substantially all of Glenmore’s expected losses through its guarantee of the debt and uncertainties surrounding its partner’s ability to fund its portion of losses.

•	Decrease in income of approximately $973,000 and $1.4 million from TRG Columbus Development Venture, which developed and sold multi-family residential units in a project in Miami, Florida. In the third quarter of 2008, the venture sold substantially all the remaining units in the project, thereby generating the decrease in income between the 2009 and 2008 periods.

•	Increase in income of approximately $651,000 and $1.9 million in the three and nine month 2009 periods, respectively, from Palisades West LLC, which developed and owns two office buildings in Austin, Texas. Buildings 1 and 2 became partially operational in the fourth quarter of 2008.
     Gain on Sale of Investment Properties. Gain on sale of investment properties decreased $981,000 in the three month 2009 period compared to the same 2008 period and increased $158.3 million between the nine month 2009 and 2008 periods.
The gain in the nine month 2009 period is primarily attributable to the following:
•	Sale of undeveloped land at the Company’s North Point Project ($746,000);

•	The recognition of $167.2 million in deferred gain related to the 2006 venture formation with Prudential. When the Company and Prudential formed the venture, the Company contributed properties and Prudential contributed cash. The Company accounted for the transaction as a sale in accordance with accounting rules, but deferred the related gain because the consideration received was a partnership interest as opposed to cash. In the 2009 period, the Company and Prudential made a pro rata distribution of cash from the venture that caused the Company to recognize all of the gain that was deferred in 2006; and

•	Gain on sale of certain land tracts and other miscellaneous corporate assets ($461,000).
The gain in the nine month 2008 period is primarily attributable to the following:
•	Recognition of $8.0 million in gains on sales of undeveloped land at the Company’s North Point, Jefferson Mill and The Avenue Forsyth projects;

•	Gain from the sale of certain miscellaneous assets ($956,000);

•	Gain from the condemnation of land at Cosmopolitan Center ($619,000) and from the sale of a land tract at the Cedar Grove residential project ($163,000); and

•	Gain on sale of the Company’s prior airplane ($415,000).
Discussion of New Accounting Pronouncements:
          Fair Value Considerations for Property
          In the first quarter of 2008, the Company adopted ASC 820-10 as it relates to financial instruments (as discussed in Note 2) and in the first quarter of 2009 as it relates to non-financial instruments, which involved additional disclosures and methods of analyzing fair value in certain calculations.

          Adjustment to Earnings per Share
          In the first quarter of 2009, the Company adopted ASC 260-10-45-61A. Under this rule, the Company is required to reflect unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents in the computation of earnings per share for all periods presented. The Company’s outstanding restricted stock has nonforfeitable rights to dividends. Both basic and diluted earnings per share for the three and nine months ended September 30, 2008 were retroactively adjusted to conform to this presentation.
          Codification
          In the third quarter of 2009, the Financial Accounting Standard Board’s Accounting Standards Codification (the “Codification” or “ASC”) became effective for the Company. The Codification is the single source of authoritative accounting principles applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. The Codification does not change current GAAP, but is intended to simplify user access to GAAP by providing all the authoritative literature related to a particular topic in one place. As of the effective date, all existing accounting standard documents were superseded. Accordingly, the Company’s Quarterly Report on Form 10-Q for the quarter ending September 30, 2009 and all subsequent public filings will reference the Codification as the sole source of authoritative literature.
          Subsequent events
          Effective June 30, 2009, the Company adopted the provisions of the Codification regarding the accounting and disclosures for subsequent events. This new guidance had no impact on the Company’s Condensed Consolidated Financial Statements. The Company has evaluated subsequent events through November 4, 2009, the filing date of this report.
          Variable Interest Entities
          The Company follows the guidelines in ASC 810-10 for determining the appropriate consolidation treatment of non-wholly owned entities. The Company will adopt new guidelines effective January 1, 2010, which modify how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. An ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity (“VIE”), and additional disclosures about a company’s involvement in VIEs, including any significant changes in risk exposure due to that involvement, will be required. The Company has not completed its evaluation of the effect of these changes on financial condition, results of operations or cash flows.
Funds from Operations:
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
     FFO is used by industry analysts and investors as a supplemental measure of an equity REIT’s operating performance. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, many industry investors and analysts have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. Thus, NAREIT created FFO as a supplemental measure of REIT operating performance that excludes historical cost depreciation, among other items, from GAAP net income. The use of FFO, combined with the required primary GAAP presentations, has been fundamentally beneficial, improving the understanding of operating results of REITs among the investing public and making comparisons of REIT operating results more meaningful. Company management evaluates operating performance in part based on FFO. Additionally, the Company uses FFO and FFO per share, along with other measures, to assess performance in connection with evaluating and granting incentive compensation to its officers and key employees. The reconciliation of net income (loss) available to common stockholders to FFO is as follows for the three and nine months ended September 30, 2009 and 2008 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net Income (Loss) Available to Common Stockholders	$(57,088)	$6,978	$22,170	$11,728
Depreciation and amortization:
Consolidated properties	13,868	13,272	42,305	37,148
Discontinued properties	—	138	—	486
Share of unconsolidated joint ventures	2,192	1,621	6,524	4,485
Depreciation of furniture, fixtures and equipment and amortization of specifically identifiable intangible assets:
Consolidated properties	(833)	(989)	(2,739)	(2,720)
Discontinued properties	—	(6)	—	(19)
Share of unconsolidated joint ventures	(10)	(27)	(34)	(78)
Gain on sale of investment properties, net of applicable income tax provision:
Consolidated	(406)	(1,387)	(168,641)	(10,391)
Discontinued properties	(7)	—	(153)	—
Share of unconsolidated joint ventures	—	—	(12)	—
Gain on sale of undepreciated investment properties	349	1,331	1,304	10,223

Funds From Operations Available to Common Stockholders	$(41,935)	$20,931	$(99,276)	$50,862

Liquidity and Capital Resources:
Financial Condition.
     In September 2009, the Company completed a common stock offering of 46 million shares. The net proceeds of approximately $319 million were used to partially repay the outstanding balance under the Company’s credit facility.
     The Company had two projects under development at September 30, 2009. Management believes that the Company has the capacity to complete these projects with cash on hand plus availability under its credit facility and construction loans. In addition, the Company is not exposed to any significant debt maturities in 2009. Management estimates that the Company has the ability to repay its near-term maturities with the availability noted above. The financial condition of the Company is discussed in further detail below.
     At September 30, 2009, the Company was subject to the following contractual obligations and commitments (in thousands):

		Less than			After
	Total	1 Year	1-3 Years	4-5 Years	5 years
Contractual Obligations:
Company long-term debt
Unsecured notes payable and construction loans	$258,847	$173	$258,674	$—	$—
Mortgage notes payable	441,853	27,524	83,939	184,148	146,242
Interest commitments under notes payable (1)	148,251	39,981	62,713	19,149	26,408
Operating leases (ground leases)	15,089	96	199	209	14,585
Operating leases (all other)	5,508	2,863	2,247	212	186

Total contractual obligations	$869,548	$70,637	$407,772	$203,718	$187,421

Commitments:
Letters of credit	$2,000	$2,000	$—	$—	$—
Performance bonds	4,335	4,260	75	—	—
Estimated development commitments (2)	41,406	41,406	—	—	—
Unfunded tenant improvements and other	17,109	17,109	—	—	—

Total commitments	$64,850	$64,775	$75	$—	$—

(1)	Interest on variable rate obligations is based on rates effective as of September 30, 2009.

(2)	Development commitments include share of joint venture development commitments, even if anticipated to be financed at the venture level with debt. The Company has already accrued approximately $17.3 million of the Terminus 200 commitment, which is also included in the number above.
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
     In September 2009, the Company consolidated its investment in Glenmore Garden Villas, LLC, which was previously accounted for under the equity method. See Note 6 to the Condensed Consolidated Financial Statements herein for further information. Upon consolidation, the Company recorded the related note payable at fair value of $8.7 million. The note is due in full October 3, 2010.
     In June 2009, the Company purchased The Brownstones at Habersham, a townhome project in Atlanta, Georgia, and executed a promissory note for approximately $3.2 million that partially funded the purchase. The note was paid in full in September 2009.

Derivative Instruments and Hedging Activities
     The Company utilizes interest rate swap agreements to manage its exposure to interest rate movements under variable-rate obligations. The Company has an interest rate swap agreement with a notional amount of $100 million in order to manage its interest rate risk under the Term Facility. The Company designated this swap as a cash flow hedge, and this swap effectively fixes the underlying LIBOR rate of the Term Facility at 5.01%. The Company also has two interest rate swap agreements with notional amounts of $75 million each in order to manage interest rate risk associated with floating-rate, LIBOR-based borrowings. The Company designated these swaps as cash flow hedges, and these swaps effectively fix a portion of the underlying LIBOR rate on $150 million of Company borrowings at an average rate of 2.84%. During both the nine months ended September 30, 2009 and 2008, there was no ineffectiveness under any of the Company’s interest rate swaps. The fair value calculation for the swaps is deemed to be a Level 2 calculation under the fair value accounting guidelines. The Company obtains a third party valuation utilizing estimated future LIBOR rates to calculate fair value. The fair values of the interest rate swap agreements were recorded in Accounts Payable and Accrued Liabilities and Accumulated Other Comprehensive Loss on the Condensed Consolidated Balance Sheets, detailed as follows (in thousands):

		Floating Rate,
		LIBOR-based
	Term Facility	Borrowings	Total

Balance, December 31, 2008	$11,869	$4,732	$16,601
Change in fair value	(2,355)	(1,013)	(3,368)

Balance, September 30, 2009	$9,514	$3,719	$13,233

     In October 2009, the Company terminated one of its $75 million swaps and was required to pay the counterparty to the agreement $1.8 million, which will be recognized as an expense in the fourth quarter of 2009. In addition, the Company reduced the notional amount of the second interest rate swap from $75 million to $40 million, and was required to pay the counterparty $959,000 as a result. This fee will also be recognized as an expense in the fourth quarter of 2009. The Company terminated these swaps and paid $110.0 million of its outstanding credit facility balance in October 2009, using cash on hand which was generated from the proceeds of the September 2009 common stock offering.
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
     As of September 30, 2009, the Company had $150.0 million drawn on its $500 million credit facility and had $119.6 million in cash and cash equivalents. In October 2009, the Company paid down its outstanding balance by $110.0 million using cash and cash equivalents on hand, which provided more availability on the credit facility. The amount available under this credit facility is reduced by outstanding letters of credit, which were $2.0 million at September 30, 2009. These amounts are available to fund operations, ongoing development activities and capital expenditures, among other things. The Company’s interest rate on its credit facility is LIBOR plus a spread based on certain of the Company’s ratios and other factors, and interest is due periodically as defined by the loan agreement. As of September 30, 2009, the spread over LIBOR for the credit facility was 1.10%, and the spread over LIBOR for the Term Facility was 1.05%. As of September 30, 2009, the weighted average interest rate on the Company’s consolidated debt was 5.78%.

     The credit and term facilities contain financial covenants that require that “EBITDA,” as defined, exceeds fixed charges by 1.5 times. The Company is currently in compliance with its financial covenants. If the Company’s earnings decline or if the Company’s fixed charges increase, the Company is at greater risk of violating these covenants. A prolonged economic downturn could cause the Company’s earnings to decline thereby increasing the Company’s risk of violating these covenants. If the Company fails to meet these covenants, the Company’s ability to borrow may be impaired, which could potentially make it more difficult to fund the Company’s capital and operating needs.
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
     The Company has also historically generated capital through the issuance of securities that include common or preferred stock, warrants, debt securities or depositary shares. In March 2009, the Company filed a shelf registration statement to allow for the issuance of up to $500 million under this registration statement. The Company has drawn on this shelf to pay a portion of its quarterly dividends in stock for both the second and third quarters of 2009. The Company has also announced that it will pay its fourth quarter dividend in a combination of cash and stock. In addition, the Company issued 46 million shares in September 2009 under this registration statement and received net proceeds of approximately $319 million. There is approximately $153 million remaining available to be issued under the shelf registration statement as of September 30, 2009.
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
Cash Flows.
     Cash Flows from Operating Activities. Net cash provided by operating activities increased $13.4 million between the nine month 2009 period and the corresponding 2008 period due to the following:
•	A decrease in expenditures on residential and multi-family development projects of $35.6 million. This is primarily due to the substantial completion of the Company’s 10 Terminus multi-family project and to the suspension of development on many of the Company’s residential lots;

•	An increase from operating assets and liabilities primarily due to a receivable of $3.3 million for income taxes which was collected in the fourth quarter of 2008;

•	Several of the Company’s joint ventures had non-cash impairment losses in 2009, as previously discussed, which caused the change in distributions compared to joint venture income or loss of $23.2 million;

•	An increase of $5.0 million related to an increase in multi-family residential unit sales, mostly from the sale of 14 townhomes at The Brownstones at Habersham project: and

•	The increase in net cash provided by operating activities was partially offset by an increase in interest payments due to higher average debt borrowings during the 2009 period. Additionally, fee income decreased $11.4 million primarily due to a nonrecurring development fee of $13.5 million that was received in the 2008 period.
     Cash Flows from Investing Activities. Net cash used in investing activities decreased $46.9 million between the nine month 2009 period and the corresponding 2008 period, due to the following:
•	A decrease of $81.7 million in property acquisition and development expenditures resulting from a decline in development activity between the periods;

•	A decrease in investments in unconsolidated joint ventures of $16.0 million between the periods, mainly due to lower contributions to the Palisades West LLC joint venture, which constructed two office buildings that were substantially completed in the fourth quarter of 2008;

•	A decrease in cash used to purchase other assets of $7.3 million as the Company acquired an airplane and had higher predevelopment expenditures in 2008;

•	Partially offsetting the decrease in net cash used in investing activities was a decrease in the proceeds from investment property sales of $32.2 million in 2009 compared to 2008 due to the 2008 sales of land at Jefferson Mill Business Park, North Point and The Avenue Forsyth; and

•	Also partially offsetting the decrease in net cash used in investing activities was a decrease in distributions from unconsolidated joint ventures in excess of income of $22.8 million, primarily due to the 2008 distributions from TRG from the closing of substantially all of its remaining condominium units, compared to no significant distributions received in 2009.
     Cash Flows from Financing Activities. Net cash provided by financing activities decreased $60.5 million between the nine month 2009 period and the corresponding 2008 period, due to the following:
•	An increase in repayments of the Company’s credit facility, net of borrowings, by $329.4 million due to a decrease in funds needed for development projects and to the repayment of $248 million on the credit facility with the proceeds from the September 2009 common stock issuance;

•	Repayment, net of proceeds, of other notes payable increased $83.5 million, primarily due to the 2009 repayments of the San Jose MarketCenter note for $70.3 million and The Brownstones at Habersham note for $3.2 million. The Company repaid the Lakeshore mortgage note payable in 2008 for $8.8 million, but received refinancing proceeds on this building in 2008 of $18.4 million;

•	Common stock issued, net of expenses, increased $316.7 million between the periods due to the issuance of 46 million shares in the third quarter 2009, which generated approximately $319 million in proceeds and partially offset the decrease in cash flows provided by financing activities; and

•	Also partially offsetting the decrease in cash flows provided by financing activities was a decrease in the amount of cash paid for common dividends by approximately $37.2 million. The dividend per share decreased from $1.11 per share in 2008 to $0.65 per share in 2009. In addition, the Company paid a significant portion of the second and third quarter 2009 common dividends with a combination of cash and stock.
     Dividends. During the nine months ended September 30, 2009, the Company paid common and preferred dividends of $43.2 million. Approximately $13.8 million of the common dividends were paid in stock. The remaining $29.4 million were funded with cash provided by operating activities. During the 2008 period, the Company paid common and preferred dividends of $68.4 million which it funded with cash provided by operating activities, proceeds from investment property sales and indebtedness. The Company intends to fund the cash portion of its quarterly distributions to common and preferred stockholders with cash provided by operating activities, proceeds from investment property sales, distributions from unconsolidated joint ventures, and indebtedness, if necessary. On October 15, 2009, the Company declared a fourth quarter common dividend of $0.09 per share, which it expects to pay with a combination of cash and stock. Future common dividends may also be paid in a combination of cash and stock.
Off Balance Sheet Arrangements
     The Company has a number of off balance sheet joint ventures with varying structures. At September 30, 2009, the Company’s unconsolidated joint ventures had aggregate outstanding indebtedness to third parties of approximately $442.1 million of which the Company’s share was $198.5 million. These loans are generally mortgage or construction loans, most of which are non-recourse to the Company. In certain instances, the Company provides “non-recourse carve-out guarantees” on these non-recourse loans. The unconsolidated joint ventures also had performance bonds, which the Company guarantees, totaling approximately $1.6 million at September 30, 2009.
     The Company also has certain guarantees for the repayment of the debt at certain joint ventures — see the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 for detailed information on these guarantees. An estimate of the liability associated with these guarantees was made upon entering into the guarantee, and there has been no material change in the Company’s estimated liability related to the guarantee for CF Murfreesboro Associates in the nine months ended September 30, 2009. The CF Murfreesboro Associates loan has a requirement that certain leasing and occupancy percentages must be met by July 20, 2009. While the Company believes that these requirements were met, the lenders have not yet reached agreement as to whether the requirement has been satisfied. The lenders have therefore reserved any and all rights under the loan agreement regarding future funding requirements and future defaults under the loan. The Company continues to assert that the leasing and occupancy percentages have been satisfied and does not expect any material adverse effect on financial condition or results of operations.
     The Company also has performance and repayment guarantees at T200. The Company determined in the third quarter of 2009 that it was probable that the guarantee of $17.25 million under the venture level construction loan would be invoked, and the full cost of the guarantee incurred by the Company. Therefore, the guarantee was accrued in the third quarter of 2009.
     The Company additionally has a repayment guarantee at Glenmore. The venture is marketing its assets for sale and believes that the proceeds from such sale will be less than the venture level construction debt. Therefore the Company determined it was probable that its guarantee would be invoked and accrued the estimate of the difference between the outstanding debt balance and the estimated sales proceeds in the third quarter of 2009.
     Several of the Company’s ventures are involved in the acquisition and development of real estate. As capital is required to fund the acquisition and development of this real estate, the Company must fund its share of the costs not funded by operations or outside financing. As of September 30,

2009, the Company had approximately $41.4 million (including the $17 million commitment described in the previous paragraph) in estimated construction commitments for its office unconsolidated joint ventures, anticipated to be funded by partner contributions or outside financing at the venture level. These amounts are included in the development commitments total above, as a portion may be funded by the Company. The Company also estimates there will be further acquisition and development expenditures at certain of its residential joint ventures. Based on the nature and timing of activities conducted in these ventures, management cannot estimate with any degree of accuracy amounts that the Company may be required to fund in the short or long-term. However, management does not believe that additional funding of these ventures will have a material adverse effect on its financial condition or results of operations.
Critical Accounting Policies
     There has been no material change in the Company’s critical accounting policies from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     There has been no material change in the Company’s market risk associated with its notes payable at September 30, 2009 to that as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
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
Item 1A. Risk Factors
     The Company detailed its risk factors in Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The Company updated its risk factors and filed this information in a Current Report on Form 8-K dated September 14, 2009. The risk factors included in this Form 8-K are incorporated herein by reference.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     (c) The following table contains information about the Company’s purchases of its equity securities during the third quarter of 2009:

	COMMON STOCK
	TOTAL PURCHASES (1)		PURCHASES INSIDE PLAN
			Total Number of Shares	Maximum Number of
	Total Number of	Average Price Paid	Purchased as Part of	Shares That May Yet
	Shares Purchased	per Share	Publicly Announced Plan (2)	Be Purchased Under Plan (2)
July 1 - 31	5,601	$8.64	—	4,121,500
August 1 - 31	—	—	—	4,121,500
September 1 - 30	—	—	—	4,121,500

	5,601	$8.64	—	4,121,500

	PREFERRED STOCK
	TOTAL PURCHASES		PURCHASES INSIDE PLAN
			Total Number of Shares	Maximum Number of
	Total Number of	Average Price Paid	Purchased as Part of	Shares That May Yet
	Shares Purchased	per Share	Publicly Announced Plan (3)	Be Purchased Under Plan (3)
July 1 - 31	—	$—	—	6,784,090
August 1 - 31	—	—	—	6,784,090
September 1 - 30	—	—	—	6,784,090

	—	$—	—	6,784,090

(1)	The purchase of equity securities in the third quarter of 2009 relate to withholding shares upon vesting of restricted stock to pay taxes due.

(2)	On May 9, 2006, the Board of Directors of the Company authorized a stock repurchase plan of up to 5,000,000 shares of the Company’s common stock. On November 18, 2008, the expiration of this plan was extended to May 9, 2011. The Company has purchased 878,500 common shares under this plan, and no purchases occurred during the third quarter of 2009.

(3)	On November 10, 2008, the stock repurchase plan was also expanded to include authorization to repurchase up to $20 million of Preferred Shares. This program was expanded on November 18, 2008, to include all 4,000,000 shares of both the Company’s Series A and B Preferred stock. The Company has purchased 1,215,910 preferred shares under this plan, and no purchases occurred in the third quarter of 2009.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information

     None.
Item 6. Exhibits

3.1	Restated and Amended Articles of Incorporation of the Registrant, as amended August 9, 1999, filed as Exhibit 3.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference.

3.1.1	Articles of Amendment to Restated and Amended Articles of Incorporation of the Registrant, as amended July 22, 2003, filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on July 23, 2003, and incorporated herein by reference.

3.1.2	Articles of Amendment to Restated and Amended Articles of Incorporation of the Registrant, as amended December 15, 2004, filed as Exhibit 3(a)(i) to Registrant’s Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.

3.2	Bylaws of the Registrant, as amended and restated June 6, 2009, filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 8, 2009, and incorporated herein by reference.

10.1	Underwriting Agreement dated September 15, 2009 by and among Cousins Properties Incorporated, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. Incorporated and J. P. Morgan Securities Inc., as representatives of the several underwriters, filed as Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed on September 17, 2009, and incorporated herein by reference.

11	Computation of Per Share Earnings*

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Earnings per share data required by ASC 260 is provided in Note 3 to the condensed consolidated financial statements included in this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COUSINS PROPERTIES INCORPORATED
/s/ James A. Fleming
James A. Fleming
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

November 4, 2009