Form 10-K
period 2009-12-31
COUSINS PROPERTIES INC
filed 2010-02-26
CIK 25232

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of June 30, 2009, the aggregate market value of the common stock of Cousins Properties Incorporated held by non-affiliates was $320,914,177 based on the closing sales price as reported on the New York Stock Exchange. As of February 23, 2010, 100,046,701 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement for the annual stockholders meeting to be held on May 4, 2010 are incorporated by reference into Part III of this Form 10-K.

FORWARD-LOOKING STATEMENTS

Certain matters contained in this report are “forward-looking statements” within the meaning of the federal securities laws and are subject to uncertainties and risks, as itemized in Item 1A included in this Form 10-K. These forward-looking statements include information about possible or assumed future results of the Company’s business and the Company’s financial condition, liquidity, results of operations, plans and objectives. They also include, among other things, statements regarding subjects that are forward-looking by their nature, such as:

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

The forward-looking statements are based upon management’s beliefs, assumptions, and expectations of the Company’s future performance, taking into account information currently available. These beliefs, assumptions, and expectations may change as a result of many possible events or factors, not all of which are known. If a change occurs, the Company’s business, financial condition, liquidity, and results of operations may vary materially from those expressed in forward-looking statements. Actual results may vary from forward-looking statements, due to, but not limited to, the following:

•	availability and terms of capital and financing, both to fund operations and to refinance indebtedness as it matures;

•	risks and uncertainties related to the current recession, the national and local economic conditions, the real estate industry in general and in specific markets, and the commercial, residential and condominium markets in particular;

•	continued adverse market and economic conditions could require the recognition of additional impairments;

•	leasing risks, including an inability to obtain new tenants or renew tenants on favorable terms, or at all, upon the expiration of existing leases and the ability to lease newly developed or currently unleased space;

•	financial condition of existing tenants;

•	rising interest rates and insurance rates;

•	the availability of sufficient development or investment opportunities;

•	competition from other developers or investors;

•	the risks associated with development projects (such as construction delay, cost overruns and leasing/sales risk of new properties);

•	potential liability for uninsured losses, condemnation or environmental liability;

•	potential liability for a failure to meet regulatory requirements;

•	the financial condition and liquidity of, or disputes with, joint venture partners;

•	any failure to comply with debt covenants under credit agreements;

•	any failure to continue to qualify for taxation as a real estate investment trust.

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

Unless otherwise indicated, the notes referenced in the discussion below are the “Notes to Consolidated Financial Statements” included in this Annual Report on Form 10-K on pages F- 7 through F- 42.

For a description and list of the Company’s properties, see the Item 2 tables in the report herein. The following is a summary of the Company’s 2009 activities.

Business Description and Significant Changes in 2009

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

Significant activity within the Development Group in 2009 was as follows:

•	Substantially completed the development of Terminus 200, a 565,000 square-foot, Class A office building in the Buckhead district of Atlanta.

•	Closed 42 units at 10 Terminus Place, a 137-unit condominium project in the Buckhead district of Atlanta.

•	Sold all of the units and pads at The Brownstones at Habersham, a town home project in Atlanta, Georgia which the Company acquired from a bank in the second quarter of 2009. Recognized a gain on these sales of $1.6 million.

•	Closed 24 units at 60 North Market, a condominium project in Asheville, North Carolina, which the Company acquired through settlement of a note receivable in July of 2009.

•	Sold three outparcels at three retail centers for approximately $5.7 million, generating gains of approximately $1.9 million.

Leasing and Asset Management

The Leasing and Asset Management Group is responsible for the activities of all stabilized operating properties that the Company owns. These activities include property management, leasing and asset management of each property. As of December 31, 2009, the Company owned directly or through joint ventures 22 operating office properties equaling 6.9 million square feet, 14 operating retail centers equaling 4.7 million square feet and three operating industrial properties equaling 2.0 million square feet.

In addition, the Leasing and Asset Management Group is responsible for the Company’s third party management and leasing business. As of December 31, 2009, the Company managed and/or leased properties totaling 14.3 million square feet.

Significant activity within the Leasing and Asset Management Group in 2009 was as follows:

•	Executed new leases covering approximately 354,000 square feet of office space, 351,000 square feet of retail space and 260,000 square feet of industrial space.

Investment and Corporate

The Investment and Corporate groups evaluate the capital structure of the Company, investment opportunities and perform general functions, including regulatory compliance and reporting, treasury and finance. The Company’s financing strategy is to provide capital to fund its investment activities while maintaining a relatively conservative debt level. Historically, the Company has accomplished this strategy by raising capital through bank lines of credit, construction and permanent loans secured by properties, sales of mature assets, contribution of assets into joint ventures, and the issuance of equity securities.

Significant activity within the Investment and Corporate Group in 2009 was as follows:

•	As a result of a distribution from the venture to the partners, recognized approximately $167 million of deferred gain related to the June 2006 Avenue Fund transaction with Prudential.

•	Completed an offering of 46 million shares of common stock. Net proceeds from the offering were approximately $318 million, which were used to reduce indebtedness.

•	Repaid in full the $83.3 million mortgage note payable secured by the San Jose MarketCenter for approximately $70.3 million and recognized a gain on extinguishment of this debt of approximately $12.5 million.

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

Executive Offices; Employees

The Registrant’s executive offices are located at 191 Peachtree Street, Suite 3600, Atlanta, Georgia 30303-1740. At December 31, 2009, the Company employed 387 people.

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

General Risks of Owning and Operating Real Estate

Our ownership of commercial real estate involves a number of risks, including general economic and market risks, impairment risks, leasing risk, co-tenancy risk, uninsured losses and condemnation costs, environmental issues, joint venture structure risk, liquidity risk and regional concentration of properties, the effects of which could adversely affect our business.

General economic and market risks.  As a result of a general economic decline or a recessionary climate, our assets may not generate sufficient cash to pay our expenses, service debt or maintain our properties, and, as a result, our results of operations and cash flows may be adversely affected. Several factors may adversely affect the economic performance and value of our properties. These factors include, among other things:

•	changes in the national, regional and local economic climate;

•	local conditions such as an oversupply of properties or a reduction in demand for properties;

•	the attractiveness of our properties to tenants or buyers;

•	competition from other available properties;

•	changes in market rental rates and related concessions granted to tenants such as free rent, tenant allowances and tenant improvement allowances; and

•	the need to periodically repair, renovate and re-lease space.

The trends in both the real estate industry and the broader U.S. economy continue to be unfavorable and continue to adversely affect our business, financial condition and results of operations. The continued reduction in spending, depressed property values and job losses, together with disruptions in the capital markets could, among other things, impede the ability of our tenants and other parties to satisfy their contractual obligations to us. As a result, defaults by our tenants and other contracting parties may increase, which would adversely affect our results of operations. Tightened underwriting standards in the residential real estate markets impede potential purchasers from obtaining the necessary financing to purchase our properties. Furthermore, our ability to sell or lease our properties at favorable rates, or at all, is adversely affected by the increase in supply and deterioration in the residential and commercial markets.

Our ability to collect rent from tenants affects our ability to pay for adequate maintenance, insurance and other operating costs (including real estate taxes), which could increase over time. Also, the expenses of owning and operating a property are not necessarily reduced when circumstances such as market factors and competition cause a reduction in income from the property. If a property is mortgaged and we are unable to meet the mortgage payments, the lender could foreclose on the mortgage and take title to the property. In addition, interest rate levels, the availability of financing, changes in laws and governmental regulations (including those governing usage, zoning and taxes) may adversely affect our financial condition.

Impairment risks.  We regularly review our real estate assets for impairment indicators, and, based on this review, we may record impairment charges that have an adverse effect on our results of operations. Ongoing adverse market and economic conditions and market volatility increase the likelihood that we will be required to record additional impairment charges. The magnitude and frequency with which these charges occur could materially and adversely affect our business, financial condition and results of operations.

Leasing risk.  Our operating revenues are dependent upon entering into leases with and collecting rents from tenants. A prolonged economic decline may adversely impact tenants and potential tenants in the various markets in which our projects are located and, accordingly, could affect their ability to pay rents and possibly to occupy their space. In periods of economic decline, tenants are more likely to close unprofitable locations and/or to declare bankruptcy; and, pursuant to the various bankruptcy laws, leases may be rejected and thereby terminated. When leases expire or are terminated, replacement tenants may or may not be available upon acceptable terms and conditions. In addition, our cash flows and results of operations could be adversely impacted if existing leases expire or are terminated and, at such time, market rental rates are lower than the previous contractual rental rates. Also, during these types of economic conditions, our tenants may approach us for additional concessions in order to remain open and operating. The granting of these concessions may adversely affect our results of operations and cash flows to the extent that they result in reduced rental rates or additional capital improvements or allowances paid to or on behalf of the tenants.

Co-tenancy risk.  Our cash flow and results of operations could be adversely impacted by co-tenancy provisions in certain of our leases with retail tenants. A co-tenancy provision may condition the tenant’s obligation to open, the amount of rent payable or the tenant’s obligation to continue occupancy based on the presence of another tenant in the project or on minimum occupancy levels in the project. In certain situations, a tenant could have the right to terminate a lease early if a co-tenancy condition remains unsatisfied. In periods of prolonged economic decline, there is a higher than normal risk that co-tenancy provisions will not be met as there is a higher risk of tenants closing stores or terminating leases during these periods. As a result, our results of operations and our ability to pay dividends would be adversely affected if a significant number of our tenants had their rent reduced or terminated their leases as a result of co-tenancy provisions.

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

Joint venture structure risks.  Similar to other real estate companies, we have interests in a number of joint ventures (including partnerships and limited liability companies) and may in the future conduct our business through such structures. Our venture partners have rights to take some actions over which we have no control, or the right to withhold approval of actions that we propose, either of which could adversely affect our interests in the related joint ventures and in some cases our overall financial condition or results of operations. These structures involve participation by other parties whose interests and rights may not be the same as ours. For example, a venture partner might have economic and/or other business interests or goals which are unlike or incompatible with our business interests or goals and those venture partners may be in a position to take action contrary to our interests, including maintaining our REIT status. In addition, such venture partners may become bankrupt and such proceedings could have an adverse impact on the operation of the partnership or joint venture. Furthermore, the success of a project may be dependent upon the expertise, business judgment, diligence and effectiveness of our venture partners in matters that are outside our control. Thus, the involvement of venture partners could adversely impact the development, operation, ownership or disposition of the underlying properties.

Liquidity risk.  Real estate investments are relatively illiquid and can be difficult to sell and convert to cash quickly, especially if market conditions are not favorable. This illiquidity is exacerbated by the current limitations on credit availability for potential buyers. As a result, our ability to sell one or more of our properties in response to any changes in economic or other conditions is limited. In the event we determine a need to sell a property, we may not be able to do so in the desired time period, the sales price of the property may not meet our expectations or requirements, and we may be required to record an impairment loss on the property as a result.

Regional concentration of properties.  Currently, a large percentage of our properties are located in metropolitan Atlanta, Georgia. In the future, there may continue to be significant concentrations in metropolitan Atlanta, Georgia and/or other markets. If conditions deteriorate in any market in which we have significant holdings, our interests could be adversely affected by, among other things, loss in value of properties, decreased cash flows and inability to make or maintain distributions to stockholders.

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

Financing Risks

At certain times, interest rates and other market conditions for obtaining capital are unfavorable, and, as a result, we may be unable to raise capital needed to build our developments or invest in properties on a timely basis, or we may be forced to borrow money at higher interest rates or under adverse terms, which could adversely affect returns on our investment and development projects, our cash flows and results of operations.

We finance our investments and development projects through one or more of the following: our bank credit facility, permanent mortgages, proceeds from the sale of assets, construction loans, and joint venture equity. In addition, we have raised capital through the issuance of common stock or preferred stock to supplement our capital needs. Each of these sources may be constrained from time to time because of market conditions, and interest rates may be unfavorable at any given point in time. These sources of capital, and the risks associated with each, include the following:

•	Credit facilities. Terms and conditions available in the marketplace for credit facilities vary over time. We can provide no assurance that the amount we need from our credit facility will be available at any given time, or at all, or that the rates and fees charged by the lenders will be acceptable to us. We incur interest under our credit facility at a variable rate. Variable rate debt creates higher debt service requirements if market interest rates increase, which would adversely affect our cash flow and results of operations. Our credit facility contains customary restrictions, requirements and other limitations on our ability to incur indebtedness, including restrictions on total debt outstanding, restrictions on secured recourse debt outstanding, requirements to maintain minimum debt service and fixed charge coverage ratios and minimum ratios of unencumbered assets to unsecured debt. Our continued ability to borrow under our credit facility is subject to compliance with our financial and other covenants.

•	Mortgage financing. The availability of financing in the mortgage markets varies from time to time depending on various conditions, including the willingness of mortgage lenders to lend at any given point in time. Interest rates and loan-to-value ratios may also be volatile, and we may from time to time elect not to proceed with mortgage financing due to unfavorable terms offered by lenders. This could adversely affect our ability to finance investment or development activities. In addition, if a property is mortgaged to secure payment of indebtedness and we are unable to make the mortgage payments, the lender may foreclose, resulting in loss of income and asset value.

•	Property sales. Real estate markets tend to experience market cycles. Because of such cycles, the potential terms and conditions of sales, including prices, may be unfavorable for extended periods of time. In addition, our status as a REIT limits our ability to sell properties and this may affect our ability to liquidate an investment. As a result, our ability to raise capital through property sales in order to fund our investment and development projects or other cash needs could be limited. In addition, mortgage financing on a property may prohibit prepayment and/or impose a prepayment penalty upon the sale of a mortgaged property, which may decrease the proceeds from a sale or refinancing or make the sale or refinancing impractical.

•	Construction loans. Construction loans generally relate to specific assets under construction and fund costs above an initial equity amount deemed acceptable to the lender. Terms and conditions of construction facilities vary, but they generally carry a term of two to five years, charge interest at variable rates and require the lender to be satisfied with the nature and amount of construction costs prior to funding. While construction lending is generally competitive and offered by many financial institutions, there may be times when these facilities are not available or are only available upon unfavorable terms which could have an adverse effect on our ability to fund development projects or on our ability to achieve the returns we expect. The current economic downturn has significantly reduced the availability of construction loans.

•	Joint ventures. Joint ventures, including partnerships or limited liability companies, tend to be complex arrangements, and there are only a limited number of parties willing to undertake such investment structures. There is no guarantee that we will be able to undertake these ventures at the times we need capital.

•	Common stock. We have sold common stock from time to time to raise capital. The issuance of such stock is dilutive to current stockholders, and we can provide no assurance that there will not be further dilution to our stockholders from future issuances of stock. The market price of our common stock could decline as a result of issuances or sales of a large amount of our common stock in the market after such offerings or the perception that such issuances or sales could occur. Additionally, future issuances or sales of substantial amounts of our common stock may be at prices below the offering prices of past common stock offered which could adversely affect the price of our common stock.

•	Preferred stock. The availability of preferred stock at favorable terms and conditions is dependent upon a number of factors including the general condition of the economy, the overall interest rate environment, the condition of the capital markets and the demand for this product by potential holders of the securities. We can provide no assurance that conditions will be favorable for future issuances of preferred stock (or other equity securities) when we need the capital, which could have an adverse effect on our ability to fund investments and development projects.

Recent disruption in the capital markets could adversely affect our ability to raise capital or finance new development or investment opportunities.

Beginning in the summer of 2008, the global capital markets entered a period of disruptions, characterized by the bankruptcy, failure or sale of various financial institutions, due in part to losses from the deterioration in the real estate markets. This disruption in capital markets and the deterioration of the financial and real estate markets have made it increasingly difficult for real estate and other companies to access capital. The prolonged continuation or further intensification of these disruptions and volatility could lead to a further weakening of the U.S. and global economies through the increased lack of consumer confidence and reduction of business activity. As a result, this disruption also has the potential to materially and adversely affect the value of our properties, the availability or the terms of financing for acquisitions or development or to refinance maturing indebtedness and the ability of tenants to enter into new leasing transactions or satisfy their existing obligations.

Concern about the stability of the markets generally, and the strength of borrowers specifically, has led many lenders and institutional investors to reduce and, in some cases, eliminate funding to borrowers. Continued adverse conditions in capital markets in future years could also adversely affect the availability and terms of our future financing alternatives. In addition, the financial institutions that serve as our current or proposed future sources of financing might become capital constrained and could tighten their lending standards or become insolvent. These lenders may not be able to honor their funding commitments to us, which would adversely affect our ability to draw upon credit facilities and, over time, could negatively impact our ability to fund development or investment opportunities, repay indebtedness as it matures, fund capital expenditures or pay distributions to our stockholders. Similarly, our joint venture partners may become capital constrained and more conservative in their investments, which could negatively impact our ability to develop new properties.

As with other public companies, the availability of debt and equity capital also depends, in part, upon the market price of our stock and investor demand, which, in turn, depends upon various market conditions that change from time to time. Our failure to meet the market’s expectation with regard to our current and future financial condition, liquidity, growth potential, earnings and funds from operations would likely materially and adversely affect the market price of shares of our common stock. If we cannot access capital upon acceptable terms, we may be required to liquidate one or more investments in properties at times and at prices that are not favorable and we may realize substantial losses on those investments. We may not be able to raise the necessary capital to pay distributions to our stockholders or make future investments necessary to implement our business plan, and the failure to do so could have a material adverse effect on our business, financial condition, liquidity and results of operations.

The global financial disruptions have also led to increased government intervention in the financial system. We cannot predict what, if any, additional interim or permanent laws or regulations may be imposed or their impact on the financial system and our business. Significantly increased regulation of the capital markets could have a material adverse effect on our business, financial condition, liquidity and results of operations.

We may not be able to refinance maturing obligations on favorable terms which could have an adverse effect on our liquidity and financial position.

The decline in real estate values also impacts our ability to refinance debt secured by our properties at the same level as existing debt. In addition, many lenders are tightening covenants as part of the refinancing process. As a result, in the future, we may not be able to refinance debt secured by our properties at the same levels or on the same terms, which could adversely affect our business, financial condition and results of operations. Further, at the time the loan matures, the property may be worth less than the loan amount and, as a result, the Company may determine not to refinance the loan and permit foreclosure, resulting in a loss to the Company.

Covenants contained in our credit facility and mortgages could restrict or hinder our operational flexibility, which could adversely affect our results of operations.

Our credit facility imposes financial and operating covenants on us. These covenants may be modified from time to time, but covenants of this type typically include restrictions and limitations on our ability to incur debt and to obtain certain forms of equity capital, as well as limitations on the amount of our unsecured debt, limitations on payments to stockholders, and limitations on the amount of development and joint venture activity in which we may engage. These covenants may limit our flexibility in making business decisions. In addition, our credit facilities contain financial covenants that require that our earnings, as defined, exceed our fixed charges by a specified amount. If our earnings decline or if our fixed charges increase, we are at greater risk of violating these covenants. A prolonged economic downturn could cause our earnings to decline thereby increasing our risk of violating these covenants. If we fail to meet those covenants, our ability to borrow may be impaired, which could potentially make it more difficult to fund our capital and operating needs. In addition, our failure to comply with such covenants could cause a default, and we may then be required to repay our outstanding debt with capital from other sources.

Under those circumstances, other sources of capital may not be available to us or may be available only on unattractive terms, and may require the issuance of equity resulting in stockholder dilution.

Additionally, some of our properties are subject to mortgages. These mortgages contain customary negative covenants, including limitations on our ability, without the lender’s prior consent, to further mortgage that property, to modify existing leases or to sell that property. Also, our construction facilities contain requirements related to the progress of construction and leasing that, if not met, could result in a remargining or accelerated maturity of the loan. Compliance with these covenants and requirements could harm our operational flexibility and financial condition.

Our degree of leverage could limit our ability to obtain additional financing or affect the market price of our securities.

Total debt as percentage of either total asset value or total market capitalization is often used by analysts to gauge the financial health of equity REITs such as us. If our degree of leverage is viewed unfavorably by lenders or potential joint venture partners, it could affect our ability to obtain additional financing. Our degree of leverage could also make us more vulnerable to a downturn in business or the economy generally. In addition, changes in our debt to market capitalization ratio, which is in part a function of our stock price, or to other measures of asset value used by financial analysts, may have an adverse effect on the market price of our equity securities.

Real Estate Development Risks

We face risks associated with the development of real estate, such as delay, cost overruns and the possibility that we are unable to lease a portion of the space that we build, which could adversely affect our results.

While market conditions are currently unfavorable for development and our development activities are lower than historical levels, we have historically undertaken more commercial development activity relative to our size than most other public real estate companies. Development activities contain certain inherent risks. Although we seek to minimize risks from commercial development through various management controls and procedures, development risks cannot be eliminated. Some of the key factors affecting development of commercial property are as follows:

•	The availability of sufficient development opportunities. Absence of sufficient development opportunities could result in our experiencing slower growth in earnings and cash flows. Development opportunities are dependent upon a wide variety of factors. From time to time, availability of these opportunities can be volatile as a result of, among other things, economic conditions and product supply/demand characteristics in a particular market. In a period of prolonged economic downturn, the number of development opportunities typically declines among all of our product types.

•	Abandoned predevelopment costs. The development process inherently requires that a large number of opportunities be pursued with only a few being developed and constructed. We may incur significant costs for predevelopment activity for projects that are abandoned that directly affect our results of operations. We have procedures and controls in place that are intended to minimize this risk, but it is likely that there will be predevelopment costs charged to expense on an ongoing basis.

•	Project costs. Construction and leasing of a project involves a variety of costs that cannot always be identified at the beginning of a project. Costs may arise that have not been anticipated or actual costs may exceed estimated costs. These additional costs can be significant and could adversely impact our return on a project and the expected results of operations upon completion of the project. Also, construction costs vary over time based upon many factors, including the demand for building materials. We attempt to mitigate the risk of unanticipated increases in construction costs on our development projects through guaranteed maximum price contracts and pre-ordering of certain materials, but we may be adversely affected by increased construction costs on our current and future projects.

•	Leasing/Sales risk. The success of a commercial real estate development project is dependent upon, among other factors, entering into leases with acceptable terms within a predefined lease-up period or selling units or lots at acceptable prices within an estimated period. Although our policy is to achieve pre-leasing/pre-sales goals (which vary by market, product type and circumstances) before committing to a project, it is likely only some percentage of the space in a project will be leased or under contract to be sold at the time we commit to the project. If the space is not leased or sold on schedule and upon the expected terms and conditions, our returns, future earnings and results of operations from the project could be adversely impacted. In periods of economic decline, unleased space at new development projects is generally more difficult to lease on favorable terms than during periods of economic expansion. Whether or not tenants are willing to enter into leases on the terms and conditions we project and on the timetable we expect, and whether sales will occur at the prices we anticipate and in the time period we plan, will depend upon a number of factors, many of which are outside our control. These factors may include:

–	general business conditions in the economy or in the tenants’ or prospective tenants’ industries;

–	supply and demand conditions for space in the marketplace; and

–	level of competition in the marketplace.

•	Reputation risks. We have historically developed and managed our real estate portfolio and believe that we have built a positive reputation for quality and service with our lenders, joint venture partners and tenants as well as with our third-party management clients. If we were viewed as developing underperforming properties, suffered sustained losses on our investments, defaulted on any loans or experienced any foreclosure or deed in lieu of foreclosure of our properties, our reputation could be damaged. Damage to our reputation could make it more difficult to successfully develop or acquire properties in the future and to continue to grow and expand our relationships with our lenders, joint venture partners, tenants and third-party management clients, which could adversely affect our business, financial condition and results of operations.

•	Governmental approvals. All necessary zoning, land-use, building, occupancy and other required governmental permits and authorization may not be obtained or may not be obtained on a timely basis resulting in possible delays, decreased profitability and increased management time and attention.

We may make more property acquisitions in the future, which exposes us to additional risks associated with such property acquisitions.

Historically, we have pursued a strategy of developing substantially all of the properties that we own. However, in the current market environment, development opportunities may be limited or non-existent. As a result, we may invest more heavily in property acquisitions, including the acquisition and redevelopment of distressed properties. The risks associated with property acquisitions is generally the same as those described above for real estate development. However, certain additional risks may be present for property acquisitions and redevelopment projects, including:

•	we may have difficulty finding properties that meet our standards and negotiating with new or existing tenants;

•	the extent of competition in the market for attractive acquisitions may hinder our future level of property acquisitions or redevelopment projects;

•	the actual costs and timing of repositioning or redeveloping acquired properties may be greater than our estimates, which would affect our yield and cash investment in the property;

•	the occupancy levels, lease-up timing and rental rates may not meet our expectations, making the project unprofitable;

•	the acquired or redeveloped property may be in a market that is unfamiliar to us and could present additional unforeseen business challenges:

•	acquired properties may fail to perform as expected;

•	we may be unable to obtain financing for acquisitions on favorable terms or at all; and

•	we may be unable to quickly and efficiently integrate new acquisitions into our existing operations, and significant levels of management’s time and attention could be involved in these projects, diverting their time from our day-to-day operations.

Any of these risks could have an adverse effect on our results of operations and financial condition. In addition, we may acquire properties subject to liabilities, including environmental, and without any recourse, or with only limited recourse, against the prior owners or other third parties with respect to unknown liabilities. As a result, if a liability were asserted against us based upon ownership of those properties, we might have to pay substantial sums to settle or contest it, which could adversely affect our business, results of operations and cash flow.

Risks Associated with Multi-Family Projects

Any failure to timely sell the multi-family units could adversely affect our results of operations.

We have developed for-sale multi-family residential projects in urban markets. Multi-family unit sales can be highly cyclical and can be affected by the availability of mortgage financing, interest rates and local issues. In addition, a decline in the housing market and a contracting economy generally make it more difficult to sell completed units in a timely manner. Once a project is undertaken, we can provide no assurance that we will be able to sell the units in a timely manner which could result in significantly increased carrying costs and erosion or elimination of profit with respect to any project. It is also difficult to predict when market conditions will allow sales of these units to return to a more normal rate.

Risks Associated with our Land Developments and Investments

Any failure to timely sell the residential lots developed could adversely affect our results of operations.

We develop residential subdivisions, primarily in metropolitan Atlanta, Georgia. We also participate in joint ventures that develop or plan to develop subdivisions in metropolitan Atlanta, as well as Texas and Florida, and could expand to other states. We also from time to time supervise sales of unimproved properties owned or controlled by us. Residential lot sales can be highly cyclical and can be affected by the availability of mortgage financing, interest rates and local issues, including the availability of jobs, transportation and the quality of public schools. Once a development is undertaken, no assurances can be given that we will be able to sell the various developed lots in a timely manner. Failure to sell such lots in a timely manner could result in significantly increased carrying costs and erosion or elimination of profit with respect to any development. In a period of prolonged economic downturn, sales of lots can decline significantly. We are exposed to these increased carrying costs and reduction of profit throughout the current economic downturn and will be until conditions improve.

In addition, actual construction and development costs with respect to subdivisions can exceed estimates for various reasons, including unknown site conditions. The timing of subdivision lot sales and unimproved property sales are, by their nature, difficult to predict with any precision. Additionally, market conditions may change between the time we decide to develop a property and the time that all or some of the lots or tracts may be ready for sale. Similarly, we often hold undeveloped land for long periods of time prior to development or sale. Any changes in market conditions between the time we acquire land and the time we develop and/or sell land could cause the Company’s estimates of proceeds and related profits from such sales to be lower or result in an impairment charge. Periods of economic downturn can cause estimated sales prices to decline, increasing the likelihood that we will be required to record one or more impairment charges. Estimates of sales and profits may differ substantially from actual sales and profits and as a result, our results of operations may differ substantially from these estimates.

Any failure to timely sell or lease non-income producing land could adversely affect our results of operations.

We maintain significant holdings of non-income producing land in the form of land tracts and outparcels. Our strategies with respect to these parcels of land include (1) developing the land at a future date as a retail, office, or mixed-use income producing property or developing it for single-family or multi-family residential uses; (2) ground leasing the land to third parties; and (3) selling the parcels to third parties. Before we develop, lease or sell these land parcels, we incur carrying costs, including interest and property tax expense.

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

Our estimates and expectations with respect to new lines of business and opportunities may differ substantially from actual results, and any losses from these endeavors could materially adversely affect our results of operations. We conduct business in an entrepreneurial manner. We seek opportunities in various sectors of real estate and in various geographical areas and from time to time undertake new opportunities, including new lines of business. Not all opportunities or lines of business prove to be profitable. We expect from time to time that some of our business lines may have to be terminated because they do not meet our profit expectations. Termination of these business lines may result in the write off of certain related assets and/or the termination of personnel, which would adversely impact results of operations.

We are dependent upon key personnel, the loss of any of whom could adversely impair our ability to execute our business.

One of our objectives is to develop and maintain a strong management group at all levels. At any given time we could lose the services of key executives and other employees. None of our key executives or other employees is subject to employment contracts. Further, we do not carry key person insurance on any of our executive officers or other key employees. The loss of services of any of our key employees could have an adverse effect upon our results of operations, financial condition and our ability to execute our business strategy.

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

We experience fluctuations and variability in our operating results on a quarterly basis and in the market price of our common stock and, as a result, our historical performance may not be a meaningful indicator of future results.

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

The market prices of shares of our common stock have been and may continue to be subject to wide fluctuation due to many events and factors such as those described herein including:

•	actual or anticipated variations in our operating results, funds from operations or liquidity;

•	changes in our earnings or analyst estimates and any failure to meet such estimates;

•	the general reputation of real estate as an attractive investment in comparison to other equity securities;

•	the general stock and bond market conditions, including changes in interest rates or fixed income securities;

•	changes in tax laws;

•	changes to our dividend distribution policy;

•	changes in market valuations of our properties;

•	adverse market reaction to the amount of our outstanding debt at any time, the amount of our maturing debt and our ability to refinance such debt on favorable terms;

•	any failure to comply with existing debt covenants;

•	any foreclosure or deed in lieu of foreclosure of our properties;

•	additions or departures of key executives and other employees;

•	actions by institutional stockholders;

•	the realization of any of the other risk factors included herein; and

•	general market and economic conditions.

Many of the factors listed above are beyond our control. Those factors may cause market prices of shares of our common stock to decline, regardless of our financial performance, condition and prospects. The market price of shares of our common stock may fall significantly in the future, and it may be difficult for our stockholders to resell our common stock at prices they find attractive, or at all.

If our future operating performance does not meet third-party projections, our stock price could decline.

Several independent securities analysts publish quarterly and annual projections of our financial performance. These projections are developed independently by third-party securities analysts based on their own analyses and we undertake no obligation to monitor, and take no responsibility for, such projections. Such estimates are inherently subject to uncertainty and you should not rely upon them as being indicative of the performance that we anticipate for any applicable period. Our actual revenues and net income may differ materially from what is projected by securities analysts. If our actual results do not meet analysts’ guidance, our stock price could decline significantly.

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

We intend to make distributions to our stockholders to comply with the 90% distribution requirement, to avoid corporate-level tax on undistributed taxable income and to avoid the nondeductible excise tax. Distributions could be made in cash, stock or in a combination of cash and stock. Differences in timing between taxable income and cash available for distribution could require us to borrow funds to meet the 90% distribution requirement, to avoid corporate-level tax on undistributed taxable income and to avoid the nondeductible excise tax. Satisfying the distribution requirements may also make it more difficult to fund new investment or development projects.

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

The following tables set forth certain information related to significant operating properties in which the Company has an ownership interest. Information presented in Note 5 to the Consolidated Financial Statements provides additional information related to the Company’s joint ventures. All information presented is as of December 31, 2009. Dollars are stated in thousands.

Table of Major Operating Office, Retail and Industrial Properties

										Cost and
						Percentage	Average			Cost Less		Debt
	Year					Leased	2009		Major	Depreciation		Maturity
	Development		Company’s			as of	Economic	Major Tenants (Lease	Tenants’	and		and
	Completed	Venture	Ownership		Square Feet	December 31,	Occupancy	Expiration/Options	Rentable	Amortization	Debt	Interest
Description and Location	or Acquired	Partner(s)	Interest		and Acres	2009	(1)	Expiration)	Sq. Feet	(2)	Balance	Rate

Office
191 Peachtree Tower(3)
Atlanta, GA	2006	N/A	100%		1,219,000	72%	61%	Deloitte & Touche (2024/2034)	311,893	$213,567	$0	N/A
					2 acres(3)			Cousins Properties (2017/2022)	65,006	$181,014
								Hall, Booth, Smith & Slover (2021/2031)	54,000
								Ogletree, Deakins, Nash, Smoak & Stewart (2019/2029)	52,510
								Cooper Carry (2022/2032)	50,208
The American Cancer Society Center(4)
Atlanta, GA	1999	N/A	100%		993,000	83%	92%	American Cancer Society (2022/2032)	275,198	$94,779	$136,000(4)	9/1/17
					4 acres(5)			Co Space Services (2020/2025)	120,298	$44,295		6.45%
								US South (2011/2021)	96,939
								Georgia Lottery Corp. (2023)	96,265
								Turner Broadcasting (2011/2021)	90,455
Terminus 100
Atlanta, GA	2007	N/A	100%		656,000	94%	95%	CB Richard Ellis (2019/2024)	83,156	$169,981	$180,000	10/1/12
					4 acres			Citigroup (2018/2028)	71,188	$150,086		6.13%
								Premiere Global Services (2018/2028)	65,084
								Wachovia Bank (2017/2027)	47,368
								Cumulus Media (2017)	47,000
								Bain & Company (2019/2029)	46,412
The Points at Waterview
Suburban Dallas, TX	2000	N/A	100%		203,000	93%	96%	Bombardier Aerospace Corp.	97,740	$30,531	$17,024	1/1/16
					15 acres			(2013/2023)		$17,682		5.66%
								Liberty Mutual (2013/2023)	37,382
Lakeshore Park Plaza
Birmingham, AL	1998	Daniel Realty	100	%(6)	196,000	95%	94%	Synovus Mortgage (2014/2019)	28,932	$20,495	$17,903	8/1/12
		Company			12 acres			Daxco (2011)	18,721	$13,092		5.89%
								Southern Care (2013/2018)	13,768

										Cost and
						Percentage	Average			Cost Less		Debt
	Year					Leased	2009		Major	Depreciation		Maturity
	Development		Company’s			as of	Economic	Major Tenants (Lease	Tenants’	and		and
	Completed	Venture	Ownership		Square Feet	December 31,	Occupancy	Expiration/Options	Rentable	Amortization	Debt	Interest
Description and Location	or Acquired	Partner(s)	Interest		and Acres	2009	(1)	Expiration)	Sq. Feet	(2)	Balance	Rate

Office (Continued)
600 University Park Place
Birmingham, AL	2000	Daniel Realty	100	%(6)	123,000	97%	100%	Southern Communications	41,961	$18,618	$12,536	8/10/11
		Company			10 acres			Services(7) (2010/2016)		$12,694		7.38%
								O2 Ideas (2014/2024)	25,465
Meridian Mark Plaza
Atlanta, GA	1999	N/A	100%		160,000	91%	92%	Northside Hospital(7)	54,585	$27,201	$22,279	9/1/10
					3 acres			(2018/2023)(8)		$15,511		8.27%
								Children’s Healthcare of	31,676
								Atlanta (2013/2018)(8) Georgia Reproductive (2017/2027)	13,622
100 North Point Center East
Suburban Atlanta, GA	1995	N/A	100%		128,000	89%	94%	Schweitzer-Mauduit	30,406	$12,618	$25,000(9)	6/1/12
					7 acres			International (2012)		$7,951		5.39%
								Med Assets HSCA (2015/2020)	21,914
								Golden Peanut Co. (2017)	18,104
200 North Point Center East
Suburban Atlanta, GA	1996	N/A	100%		130,000	100%	100%	Med Assets HSCA (2015/2020)	89,424	$12,125	(9)	(9)
					9 acres			Morgan Stanley (2011)	15,709	$8,420
333 North Point Center East
Suburban Atlanta, GA	1998	N/A	100%		130,000	95%	100%	Merrill Lynch (2014/2024)	35,949	$14,153	$27,287(10)	11/1/11
					9 acres			Nokia (2013/2023)	33,457	$7,387		7.00%
								Wells Fargo Bank NA (2010/2011)	22,438
555 North Point Center East
Suburban Atlanta, GA	2000	N/A	100%		152,000	96%	97%	Kids II (2016/2026)	64,093	$17,795	(10)	(10)
					10 acres			Regus Business Centre	22,422	$10,593
								(2011/2016)
Galleria 75
Suburban Atlanta, GA	2004	N/A	100%		112,000 7 acres	57%	49%	The Evergreen Corporation (2011)	7,647	$11,466 $9,705	$0	N/A
Cosmopolitan Center
Atlanta, GA	2006	N/A	100%		84,000	88%	91%	City of Sandy Springs (2011)	32,800	$11,180	$0	N/A
					8 acres					$9,601
8995 Westside Parkway (formerly known as AtheroGenics)
Suburban Atlanta, GA	1999	N/A	100%		51,000	23%	38%	Salutria (2010)	11,790	$7,763	$0	N/A
					4 acres					$2,381

										Cost and
						Percentage	Average			Cost Less		Debt
	Year					Leased	2009		Major	Depreciation		Maturity
	Development		Company’s			as of	Economic	Major Tenants (Lease	Tenants’	and		and
	Completed	Venture	Ownership		Square Feet	December 31,	Occupancy	Expiration/Options	Rentable	Amortization	Debt	Interest
Description and Location	or Acquired	Partner(s)	Interest		and Acres	2009	(1)	Expiration)	Sq. Feet	(2)	Balance	Rate

Office (Continued)
Inhibitex
Suburban Atlanta, GA	2005	N/A	100%		51,000	100%	100%	Inhibitex (2015/2025)	50,933	$6,402	$0	N/A
					5 acres					$4,837
221 Peachtree Center Avenue
Parking Garage Atlanta, GA	2007	N/A	100%		N/A	N/A	N/A	N/A	N/A	$17,665	$0	N/A
					1 acre					$16,733
One Georgia Center
Atlanta, GA	2000	Prudential(7)	88.5%		376,000	95%	99%	Georgia Department of	293,035	$59,850	$0	N/A
					3 acres			Transportation (2019)		$46,768
Palisades West Building 1
Austin, TX	2008	Dimensional Fund	50%		216,000	100%	97%	Dimensional Fund Advisors	215,848	$101,589	$0	N/A
		Advisors & Forestar			13 acres			(2023/2043)		$97,145
		Real Estate Group
Palisades West Building 2
Austin, TX	2008	Dimensional Fund	50%		157,000	31%	24%	Forestar Real Estate Group	32,236	$25,929	$0	N/A
		Advisors & Forestar			6 acres			(2018/2025)		$25,421
		Real Estate Group
Gateway Village
Charlotte, NC	2001	Bank of America(7)	50	% (24)	1,065,000	100%	100%	Bank of America(7) (2016/2036)	1,064,990	$210,582	$110,101	12/1/16
					8 acres					$156,065		6.41%
Emory University Hospital
Midtown Medical Office Tower
Atlanta, GA	2002	Emory University	50%		358,000(11)	98%	97%	Emory University (2017/2047) (11)	153,889	$53,599	$49,710	6/1/13
								Resurgens (2014/2019)	26,581	$33,821		5.90%
								Atlanta Gastroenterology (2019)	17,375
Ten Peachtree Place
Atlanta, GA	1991	Coca-Cola(7)	50	% (25)	260,000	94%	92%	AGL Services Co. (2013/2028)	226,779	$40,511	$27,341	4/1/15
					5 acres					$19,223		5.39%
Presbyterian Medical Plaza at University
Charlotte, NC	1997	Prudential(7)	11.5%		69,000	78%	80%	Novant Health (2012/2017)	49,916	$7,958	$0	N/A
					1 acre(12)					$4,343

Lease Expirations — Office

As of December 31, 2009, the Company’s office portfolio included 22 commercial office buildings, excluding the property currently in lease-up. The weighted average remaining lease term at these office buildings was approximately seven years as of December 31, 2009. Most of the major tenant leases in these buildings provide for pass through of operating expenses and contractual rents which escalate over time. The leases expire as follows:

										2019 &
	2010	2011	2012	2013	2014	2015	2016	2017	2018	Thereafter	Total

Total (including Company’s% share of Joint Venture Properties):
Square Feet Expiring	181,190	466,219	213,348	514,632	280,820	339,659	719,907	451,364	218,379	1,590,406	4,975,924
% of Leased Space	4%	9%	4%	10%	6%	7%	15%	9%	4%	32%	100%
Annual Contractual Rent (000’s)(13)	$2,528	$5,651	$3,126	$8,875	$4,954	$6,309	$13,202	$10,928	$5,914	$32,882	$94,369
Annual Contractual Rent/Sq. Ft.(13)	$13.95	$12.12	$14.65	$17.25	$17.64	$18.57	$18.34	$24.21	$27.08	$20.68	$18.97
Wholly Owned:
Square Feet Expiring	176,022	454,653	169,407	363,165	254,269	316,415	178,568	369,541	199,431	1,209,207	3,690,678	(14)
% of Leased Space	5%	12%	5%	10%	7%	8%	5%	10%	5%	33%	100%
Annual Contractual Rent (000’s)(13)	$2,439	$5,476	$2,315	$6,032	$4,335	$5,991	$3,181	$8,859	$5,363	$26,232	$70,223
Annual Contractual Rent/Sq. Ft.(13)	$13.85	$12.04	$13.66	$16.61	$17.05	$18.93	$17.81	$23.97	$26.89	$21.69	$19.03
Joint Venture:
Square Feet Expiring	7,296	25,094	116,146	288,432	51,558	33,364	1,079,059	163,646	36,068	535,650	2,336,313	(15)
% of Leased Space	0%	1%	5%	12%	2%	2%	46%	7%	2%	23%	100%
Annual Contractual Rent (000’s)(13)	$129	$392	$2,236	$5,537	$1,228	$512	$20,005	$4,138	$1,082	$10,826	$46,085
Annual Contractual Rent/Sq. Ft.(13)	$17.64	$15.61	$19.25	$19.20	$23.82	$15.34	$18.54	$25.29	$30.00	$20.21	$19.73

										Cost and
						Percentage	Average			Cost Less		Debt
	Year					Leased	2009		Major	Depreciation		Maturity
	Development		Company’s			as of	Economic	Major Tenants (Lease	Tenants’	and		and
	Completed	Venture	Ownership		Square Feet	December 31,	Occupancy	Expiration/Options	Rentable	Amortization	Debt	Interest
Description and Location	or Acquired	Partner(s)	Interest		and Acres	2009	(1)	Expiration)	Sq. Feet	(2)	Balance	Rate

Retail Centers(16)
The Avenue Carriage Crossing Suburban Memphis, TN	2005	Jim Wilson &	100	%(6)	802,000	92%	84%	Dillard’s(17)	N/A	$92,568	$0	N/A
		Associates(7)			132 acres			Macy’s (2021/2051)(18)	130,000	$72,421
					(511,000 square feet			Bed, Bath & Beyond (2020/2040)	28,307
					owned by Carriage			Barnes & Noble (2016/2026)	25,322
					Avenue, LLC)
San Jose MarketCenter San Jose, CA	2006	N/A	100%		357,000	99%	96%	Target(17)	N/A	$84,768	$0	N/A
					25 acres			Marshalls (2016/2036)	33,000	$77,333
					(213,000 square feet			PetSmart (2017/2032)	27,430
					owned by the Company)			Michaels (2016/2031)	23,819
								Office Depot (2016/2026)	20,526
The Avenue Webb Gin Suburban Atlanta, GA	2006	N/A	100%		345,000	87%	81%	Barnes & Noble (2016/2026)	26,553	$79,354	$0	N/A
					51 acres			Ethan Allen (2021/2031)	18,511	$67,204
								GAP (2012/2022)	17,461
								DSW Shoes (2018/2023)	16,000
Tiffany Springs MarketCenter Kansas City, MO	2008	Prudential(7)	88.5%		587,000	75%	73%	JC Penney(17)	N/A	$58,266	$0	N/A
					68 acres			The Home Depot(17)	N/A	$56,088
					(249,000 square feet and			Target(17)	N/A
					25 acres owned by CP			Best Buy (2019/2039)	45,676
					Venture Six LLC and 12			Sports Authority (2019/2039)	41,770
					acres owned by CPI)			PetSmart (2018/2033)	25,464
The Avenue Forsyth Suburban Atlanta, GA	2008	Prudential(7)	88.5%		472,000	67%	58%	AMC Theaters (2023/2039)(18)	50,967	$121,973	$0	N/A
					66 acres			Barnes & Noble (2018/2028)	28,007	$114,017
					(54 acres owned by CP			DSW Shoes (2019/2024)	15,053
					Venture Six LLC and 12 acres owned by CPI)
The Avenue Murfreesboro Murfreesboro, TN	2007	Faison Enterprises,	50%		751,000	79%	77%	Belk (2027)(18)	132,000	$133,582	$113,476	7/20/10
		Inc.(7)			99 acres			Dick’s Sporting Goods (2018/2033)	44,770	$124,577		Libor +1.15%
								Best Buy (2018/2038)	30,000
								Haverty’s Furniture (2018/2023)	30,000
								Barnes & Noble (2018/2028)	26,937
								Michaels (2018/2033)	21,398
The Avenue Viera Viera, FL	2005	Prudential(7)	11.5%		460,000	94%	93%	Rave Motion Pictures(17)	N/A	$86,496	$0	N/A
					56 acres			Belk (2024/2044)(18)	65,927	$75,353
					(332,000 owned			Bed, Bath & Beyond (2015/2035)	24,329
					by CP Venture IV			Michaels (2016/2036)	20,800
					Holdings LLC)

									Cost and
					Percentage	Average			Cost Less		Debt
	Year				Leased	2009		Major	Depreciation		Maturity
	Development		Company’s		as of	Economic	Major Tenants (Lease	Tenants’	and		and
	Completed	Venture	Ownership	Square Feet	December 31,	Occupancy	Expiration/Options	Rentable	Amortization	Debt	Interest
Description and Location	or Acquired	Partner(s)	Interest	and Acres	2009	(1)	Expiration)	Sq. Feet	(2)	Balance	Rate

Retail Centers(16) (Continued)

The Avenue East Cobb Suburban Atlanta, GA	1999	Prudential (7)	11.5%	230,000	95%	93%	Borders (2015/2030)	24,882	$99,084	$35,451	8/1/10
				30 acres			Bed, Bath & Beyond (2015/2025)	21,007	$85,105		8.39%
							GAP (2010/2015)	19,434
							Pottery Barn (7) (2012)	10,000
							Talbots (2015)	9,408
The Avenue West Cobb Suburban Atlanta, GA	2003	Prudential(7)	11.5%	257,000	83%	94%	Barnes & Noble (2014/2024)	24,025	$88,337	$0	N/A
				22 acres			GAP (2012/2022)	17,520	$74,817
							Pier One Imports (2013/2023)	9,980
The Avenue Peachtree City Suburban Atlanta, GA	2001	Prudential(7)	11.5%	183,000	96%	91%	Books-A-Million (2013)	13,750	$57,885	$0	N/A
				18 acres(19)			GAP (2012/2022)	10,800	$47,873
							Talbots (2012/2022)	8,610
							Banana Republic (2012/2022)	8,015
Viera MarketCenter Viera, FL	2005	Prudential(7)	11.5%	178,000	95%	95%	Kohl’s Department Stores	88,248	$30,713	$0	N/A
				20 acres			(2026/2056)(18)		$27,417
							Sports Authority (2017/2032)	37,516
							Office Depot (2016/2036)	20,000
North Point MarketCenter Suburban Atlanta, GA	1994	Prudential(7)	10.32%	518,000	98%	80%	Target(17)	N/A	$57,228	$0	N/A
				60 acres			Babies “R” Us (2012/2032)	50,275	$37,578
				(401,000			Dick’s Sporting Goods (2017/2037)	48,884
				square feet			Marshalls (2015/2025)	40,000
				and 49 acres			Bed, Bath & Beyond (2026/2041)	40,000
				owned by			Regal Cinemas (2014/2034)	34,733
				CP Venture LLC)			Stein Mart (2020/2040)	33,420
Greenbrier MarketCenter Chesapeake, VA	1996	Prudential(7)	10.32%	493,000	100%	99%	Target(17)	N/A	$49,814	$0	N/A
				44 acres			Harris Teeter (2016/2036)	51,806	$32,809
				(376,000 square			Best Buy (2015/2030)	45,106
				feet and 36 acres			Bed, Bath & Beyond (2012/2027)	40,484
				owned by			Babies “R” Us (2011/2021)	40,000
				CP Venture			Stein Mart (2011/2026)	36,000
				LLC)			Barnes & Noble (2012/2022)	29,974
							PetSmart (2011/2031)	26,040
Los Altos MarketCenter Long Beach, CA	1996	Prudential(7)	10.32%	182,000	75%	80%	Sears(17)	N/A	$32,367	$0	N/A
				(157,000 square			Borders (2017/2037)	30,000	$21,492
				feet and 17 acres			Bristol Farms (7) (2012/2032)	28,200
				owned by CP			TJ Maxx (2020/2035)	25,620
				Venture LLC)

Lease Expirations — Retail

As of December 31, 2009, the Company’s retail portfolio included 14 retail properties. The weighted average remaining lease term of these retail properties was approximately eight years as of December 31, 2009. Most of the major tenant leases at these retail properties provide for pass through of operating expenses and contractual rents which escalate over time. The leases expire as follows:

										2019 &
	2010	2011	2012	2013	2014	2015	2016	2017	2018	Thereafter	Total

Total (including Company’s % share of Joint Venture Properties):
Square Feet Expiring (20)	78,671	83,363	80,765	55,076	47,906	99,678	339,023	183,964	330,123	638,100	1,936,669
% of Leased Space	4%	4%	4%	3%	2%	5%	19%	9%	17%	33%	100%
Annual Contractual Rent (000’s)(13)	$908	$2,220	$1,791	$1,393	$1,146	$2,478	$8,796	$5,419	$7,641	$10,824	$42,616
Annual Contractual Rent/Sq. Ft.(13)	$11.54	$26.63	$22.17	$25.29	$23.93	$24.86	$25.94	$29.46	$23.15	$16.96	$22.00
Wholly Owned:
Square Feet Expiring(20)	34,343	59,176	46,259	15,422	10,529	48,478	312,049	137,757	64,357	249,686	978,056	(21)
% of Leased Space	3%	6%	5%	2%	1%	5%	32%	14%	7%	25%	100%
Annual Contractual Rent (000’s)(13)	$492	$1,820	$1,080	$403	$278	$1,421	$8,204	$4,438	$1,721	$3,178	$23,035
Annual Contractual Rent/Sq. Ft.(13)	$14.33	$30.75	$23.36	$26.10	$26.36	$29.31	$26.29	$32.21	$26.74	$12.73	$23.55
Joint Venture:
Square Feet Expiring(20)	197,500	227,956	296,289	169,424	201,814	306,468	194,096	238,163	443,543	799,327	3,074,580	(22)
% of Leased Space	6%	7%	10%	6%	7%	10%	6%	8%	14%	26%	100%
Annual Contractual Rent (000’s)(13)	$2,912	$3,691	$5,896	$4,327	$4,466	$6,207	$3,885	$5,068	$9,848	$12,781	$59,081
Annual Contractual Rent/Sq. Ft.(13)	$14.75	$16.19	$19.90	$25.54	$22.13	$20.25	$20.02	$21.28	$22.20	$15.99	$19.22

										Cost and
						Percentage	Average			Cost Less		Debt
	Year					Leased	2009		Major	Depreciation		Maturity
	Development		Company’s			as of	Economic	Major Tenants (Lease	Tenants’	and		and
	Completed	Venture	Ownership		Square Feet	December 31,	Occupancy	Expiration/options	Rentable	Amortization	Debt	Interest
Description and Location	or Acquired	Partner(s)	Interest		and Acres	2009	(1)	Expiration)	Sq. Feet	(2)	Balance	Rate

Industrial
Lakeside Ranch Business Park Building 20 Dallas, TX	2007	Seefried Industrial	100	%(6)	749,000	48%	48%	HD Supply Facilities	355,621	$27,854	$0	N/A
		Properties			37 acres			Maintenance (2012/2018)		$25,062
King Mill Distribution Park Building 3 Suburban Atlanta, GA	2007	Weeks Properties	75%		796,000	85%	58%	Briggs & Stratton Corporation	677,400	$25,657	$0	N/A
		Group			41 acres			(2015/2020)		$22,830
Jefferson Mill Business Park Building A Suburban Atlanta, GA	2008	Weeks Properties	75%		459,000	0%	0%	N/A	N/A	$13,708	$0	N/A
		Group			27 acres					$12,980

Lease Expiration — Industrial

As of December 31, 2009, the Company’s industrial portfolio included three properties. The weighted average remaining lease term of these properties was approximately four years as of December 31, 2009. The leases provide for pass through of operating expenses and contractual rents which escalate over time. The leases expire as follows:

	2012	2015	Total

Company’s% share of Joint Venture Properties:
Square Feet Expiring	355,621	508,050	863,671
% of Leased Space	41%	59%	100%
Annual Contractual Rent (000’s)(13)	$1,149	$1,471	$2,620
Annual Contractual Rent/Sq. Ft.(13)	$3.23	$2.90	$3.03
Joint Venture:
Square Feet Expiring	355,621	677,400	1,033,021	(23)
% of Leased Space	34%	66%	100%
Annual Contractual Rent (000’s)(13)	$1,149	$1,962	$3,111
Annual Contractual Rent/Sq. Ft.(13)	$3.23	$2.90	$3.01

FOOTNOTES

(1)	Average economic occupancy is calculated as the percentage of the property for which revenue was recognized during the year. If the property was purchased during the year, average economic occupancy is calculated from the date of purchase forward. If the project was under construction or has an expansion that was under construction during the year, average economic occupancy for the property or the expansion portion reflects the fact that the property had no occupancy for a portion of the year.
(2)	Cost as shown in the accompanying table includes deferred leasing costs, other related tangible assets and net intangible real estate assets.
(3)	Square footage and cost information includes 9,300 square feet for 201 Peachtree, which is connected to 191 Peachtree, and acreage information includes 0.8 acres under a ground lease which expires in 2087.
(4)	The real estate and other assets of this property are restricted under a loan agreement such that the assets are not available to settle other debts of the Company.
(5)	At The American Cancer Society Center, approximately 0.18 acres of land are under a ground lease expiring in 2068.
(6)	These projects are owned through a joint venture with a third party who may get a share of the results of operations or sale of the property, even though the projects are shown as 100% owned.
(7)	Actual tenant or venture partner is an affiliate of the entity shown.
(8)	At Meridian Mark Plaza, 43,051 square feet of the Northside Hospital lease expires in 2013, with an option to extend to 2023, and 7,521 square feet of the Children’s Healthcare lease expires in 2019.
(9)	100 North Point Center East and 200 North Point Center East were financed together as one non-recourse mortgage note payable.
(10)	333 North Point Center East and 555 North Point Center East were financed together as one recourse mortgage note payable.
(11)	Emory University Hospital Midtown Medical Office Tower was developed on top of a building within the Emory University Hospital Midtown campus. The venture received a fee simple interest in the air rights above this building in order to develop the medical office tower. In addition, 5,148 square feet of the Emory University lease expires in 2011.
(12)	Presbyterian Medical Plaza at University is located on 1 acre, which is subject to a ground lease expiring in 2057.
(13)	Annual Contractual Rent excludes the operating expense reimbursement portion of the rent payable and percentage rents, if applicable. If the lease does not provide for pass through of such operating expense reimbursements, an estimate of operating expenses is deducted from the rental rate shown. The contractual rental rate shown is the estimated rate in the year of expiration.
(14)	Rentable square feet leased as of December 31, 2009 out of approximately 4,388,000 total rentable square feet.
(15)	Rentable square feet leased as of December 31, 2009 out of approximately 2,501,000 total rentable square feet.
(16)	Most of these retail centers also include outparcels which are ground leased to freestanding users.
(17)	This anchor tenant owns its own store and land.
(18)	This tenant built and owns its own store and pays the Company under a ground lease.
(19)	Approximately 1.5 acres of the total acreage at The Avenue Peachtree City is under a ground lease expiring in 2024.
(20)	Certain leases contain termination options, with or without penalty, if co-tenancy clauses or sales volume levels are not achieved. The expiration date per the lease is used for these leases in the above table, although early termination is possible.
(21)	Gross leasable area leased as of December 31, 2009 out of approximately 1,069,000 total gross leasable area.
(22)	Gross leasable area leased as of December 31, 2009 out of approximately 3,586,000 total gross leasable area.
(23)	Rentable square feet leased as of December 31, 2009 out of approximately 2,004,000 total rentable square feet.
(24)	The Company receives a preferred return of 11.46% on the entity that owns Gateway Village, and the Company’s share of return on its capital is anticipated to be limited to 17%.
(25)	After August 2011, the Company’s return from the entity that owns Ten Peachtree Place is 15% on the first $15.3 million of cash flows and 50% to each partner thereafter.

Project Under Development

The following provides information regarding the Company’s office project under development at December 31, 2009. Dollars are stated in thousands. This schedule includes projects under development through the point the projects become fully operational pursuant to accounting principles generally accepted in the United States (generally defined as one year from the certificate of occupancy date). Single-family residential projects where additional development costs may be incurred are included in the Residential Lots table below. The amount included in the total cost column represents the estimated cost upon completion of the project and achievement of fully operational status. Significant estimation is required to derive these costs and the final costs may differ from these estimates. The projected dates for completion and fully operational status are also estimates and are subject to change as the projects proceed through the development process. The Company recorded an impairment charge of $38.9 million in the third quarter of 2009 on its investment in the venture which owns Terminus 200, a 565,000 square foot office building. This amount included all amounts invested to date, plus an accrual for the funding of the Company’s guarantee of the venture’s construction loan and certain other commitments. The Company’s share of remaining costs in this table represents the amount the Company would be required to fund under the loan guarantee and commitments. Leasing could occur in the future where amounts necessary to obtain the lease would require partner contributions. However, there are no such amounts known at this time.

Company’s
				Share of	Company’s
			Company’s	Cost	Share of	Actual or Projected
Project/Cousins’		Approximate	Share of	Incurred at	Remaining	Dates for Completion
Ownership %	Leased %	Total Cost	Total Cost	12/31/09	Costs	and Fully Operational

OFFICE
Terminus 200 / 50%	9%	$177,300	$88,650	$55,637	$17,993	const. 3Q-09
(Atlanta, GA)						fully operational 3Q-10

Residential Lots

As of December 31, 2009, CREC, Temco Associates (“Temco”) and CL Realty, L.L.C. (“CL Realty”) owned the following parcels of land which are being developed or planned to be developed into residential communities (see Note 5 of Notes to Consolidated Financial Statements). Information in the table represents total amounts for the development as a whole, not the Company’s share. Dollars are stated in thousands.

		Estimated	Estimated	Developed	Lots Sold	Lots Sold	Total	Remaining
	Year	Project Life	Total Lots to	Lots in	in Current	Year to	Lots	Lots to be	Basis
Description	Commenced	(In Years)	be Developed(1)	Inventory	Quarter	Date	Sold	Sold	($000)(2)(3)

Cousins Real Estate Corporation (Consolidated)
The Lakes at Cedar Grove	2001	14	906	73	—	—	702	204	$5,098
Fulton County
Suburban Atlanta, GA
Callaway Gardens (50% owned)(4)(5)	2006	10	559	119	5	8	20	539	15,847
Harris County
Pine Mountain, GA
Blalock Lakes(5)	2006	14	154	86	1	1	17	137	38,042
Coweta County
Suburban Atlanta, GA
Longleaf at Callaway(5)	2002	9	138	13	—	1	125	13	381
Harris County
Pine Mountain, GA
River’s Call	1999	12	107	13	—	—	94	13	572
East Cobb County
Suburban Atlanta, GA
Tillman Hall	2008	4	29	25	—	4	4	25	2,885
Gwinnett County
Suburban Atlanta, GA

Total consolidated			1,893	329	6	14	962	931	62,825

		Estimated	Estimated	Developed	Lots Sold	Lots Sold	Total	Remaining
	Year	Project Life	Total Lots to	Lots in	in Current	Year to	Lots	Lots to be	Basis
Description	Commenced	(In Years)	be Developed(1)	Inventory	Quarter	Date	Sold	Sold	($000)(2)(3)

Temco (50% owned)
Bentwater	1998	13	1,676	5	—	—	1,671	5	$18
Paulding County
Suburban Atlanta, GA
The Georgian (75% owned)	2003	21	1,385	259	—	—	288	1,097	23,483
Paulding County
Suburban Atlanta, GA
Seven Hills	2003	12	1,077	333	—	—	634	443	16,785
Paulding County
Suburban Atlanta, GA
Harris Place	2004	8	27	9	—	—	18	9	649
Paulding County
Suburban Atlanta, GA

Total Temco			4,165	606	—	—	2,611	1,554	40,935

CL Realty (50% owned)
Summer Creek Ranch	2003	21	2,568	187	—	—	796	1,772	22,981
Tarrant County
Fort Worth, TX
Long Meadow Farms (37.5% owned)	2003	12	2,106	151	1	4	607	1,499	17,305
Fort Bend County
Houston, TX
Bar C Ranch	2004	20	1,199	122	16	16	192	1,007	7,953
Tarrant County
Fort Worth, TX
Summer Lakes	2003	15	1,123	177	—	—	325	798	7,269
Fort Bend County
Rosenberg, TX
Southern Trails (80% owned)	2005	11	1,027	135	8	52	372	655	20,288
Brazoria County
Pearland, TX
Village Park	2003	12	560	17	—	—	339	221	7,053
Collin County
McKinney, TX
Waterford Park	2005	7	493	—	—	—	—	493	8,396
Fort Bend County
Rosenberg, TX
Manatee River Plantation	2003	10	457	109	—	—	348	109	2,604
Manatee County
Tampa, FL
Stonewall Estates (50% owned)	2005	9	381	32	8	52	220	161	6,808
Bexar County
San Antonio, TX
Stillwater Canyon	2003	11	335	6	—	—	225	110	2,324
Dallas County
DeSoto, TX
Creekside Oaks	2003	10	301	176	—	—	125	176	4,431
Manatee County
Bradenton, FL
Village Park North	2005	10	189	8	—	4	71	118	2,324
Collin County
McKinney, TX
Bridle Path Estates	2004	10	87	—	—	—	—	87	3,152
Hillsborough County
Tampa, FL
West Park	2005	8	84	—	—	—	21	63	5,298
Cobb County
Suburban Atlanta, GA

Total CL Realty			10,910	1,120	33	128	3,641	7,269	118,186

Total			16,968	2,055	39	142	7,214	9,754	$221,946

Company Share of Total			8,122	1,031	17	55	3,760	4,362	$122,388

Company Weighted Average Ownership			48%	50%	44%	39%	52%	45%	55%

(1)	This estimate represents the total projected development capacity for a development on owned land. The numbers shown include lots currently developed or to be developed over time, based on management’s current estimates, and lots sold to date from inception of development.

(2)	Includes cost basis of land tracts as detailed on the Inventory of Land Held schedule.

(3)	Cost Basis reflects the Company’s basis for consolidated properties and the venture’s basis for joint venture properties. In some cases, the Company’s share of a venture’s basis may be different than the Company’s investment due to capitalization of costs and impairments at the Company’s investment level.

(4)	Callaway Gardens is owned in a joint venture which is consolidated with the Company. The partner is entitled to a share of the profits after the Company’s capital is recovered.

(5)	All lots at Longleaf at Callaway and certain lots at Callaway Gardens and Blalock Lakes are sold to a homebuilding venture, of which the Company is a joint venture partner. As a result of this relationship, the Company defers some or all profits until houses are built and sold, rather than at the time lots are sold, as is the case with the Company’s other residential developments. As of December 31, 2009, 126 houses have been sold by this venture.

Land Held

As of December 31, 2009, the Company owned or controlled the following land holdings either directly or indirectly through venture arrangements. The Company evaluates its land holdings on a regular basis and may develop, ground lease or sell portions of the land holdings if opportunities arise. Information in the table represents total amounts for the developable land area as a whole, not the Company’s share, and for cost basis, reflects the venture’s basis, if applicable. In some cases, the Company’s share of a venture’s basis may be different than the Company’s investment due to capitalization of costs and impairments at the Company’s investment level. See Note 5 of Notes to Consolidated Financial Statements for further information related to investments in unconsolidated joint ventures.

		Company’s	Developable		Cost
		Ownership	Land Area	Year	Basis
Description and Location	Zoned Use	Interest	(Acres)	Acquired	($000)

CONSOLIDATED
Round Rock Land
Austin, TX	Retail and Commercial	100%	60	2005	$17,115
King Mill Distribution Park
Suburban Atlanta, GA	Industrial	100%	130 (1)	2005	17,092
Jefferson Mill Business Park
Suburban Atlanta, GA	Industrial and Commercial	100%	172 (1)	2006	13,770
Terminus
Atlanta, GA	Mixed Use	100%	4	2005	12,709
615 Peachtree Street
Atlanta, GA	Mixed Use	100%	2	1996	12,492
Land Adjacent to The Avenue Forsyth
Suburban Atlanta, GA	Retail	94%(2)	15	2007	10,446
Lakeside Ranch Business Park
Dallas, TX	Industrial and Commercial	100%(3)	48	2006	9,818
Blalock Lakes
Suburban Atlanta, GA	Residential	100%	1,205	2008	9,650
549 / 555 / 557 Peachtree Street
Atlanta, GA	Mixed Use	100%	1	2004 / 2009	8,794
Handy Road Associates, LLC
Suburban Atlanta, GA	Large Lot Residential	50%	1,187	2004	5,342
Research Park V
Austin, TX	Commercial	100%	6	1998	4,924
Lancaster
Dallas, TX	Industrial	100%(3)	47	2007	4,844
Glenmore Garden Villas(4)
Suburban Charlotte, NC	Multi-Family	50%	16	2007	3,774
North Point
Suburban Atlanta, GA	Mixed Use	100%	28	1970-1985	2,553
Land Adjacent to The Avenue Carriage Crossing
Suburban Memphis, TN	Retail	100%	2	2004	1,969

		Company’s	Developable		Cost
		Ownership	Land Area	Year	Basis
Description and Location	Zoned Use	Interest	(Acres)	Acquired	($000)

Wildwood Office Park
Suburban Atlanta, GA	Mixed Use	100%	23	1971-1989	995
Land Adjacent to The Avenue Webb Gin
Suburban Atlanta, GA	Retail	100%	2	2005	946

TOTAL CONSOLIDATED LAND HELD					$137,233

JOINT VENTURES
TEMCO TRACTS:
Paulding County
Suburban Atlanta, GA	Residential and Mixed Use	50%	5,518	2005	$13,158
Happy Valley
Suburban Atlanta, GA	Residential	50%	228	2003	1,654
Seven Hills
Suburban Atlanta, GA	Residential and Mixed Use	50%	112	2002-2005	—	(5)
CL REALTY TRACTS:
Padre Island
Corpus Christi, TX	Residential and Mixed Use	50%	15	2005	11,545
Summer Creek Ranch
Forth Worth, TX	Residential and Mixed Use	50%	363	2002	—	(5)
Long Meadow Farms
Houston, TX	Residential and Mixed Use	19%	138	2002	—	(5)
Waterford Park
Rosenberg, TX	Commercial	50%	37	2005	—	(5)
Village Park
McKinney, TX	Residential	50%	2	2003-2005	—	(5)
OTHER JOINT VENTURES:
Land Adjacent to The Avenue Murfreesboro
Suburban Nashville, TN	Retail	50%	8	2006	5,028
Wildwood Office Park
Suburban Atlanta, GA	Office and Commercial	50%	36	1971-1989	21,222

Total Acres			9,405

(1)	A third party has the option to purchase certain tracts aggregating approximately 145 acres through June 30, 2011, under certain circumstances, and is obligated to purchase certain other tracts aggregating approximately 89 acres on or before March 31, 2010.

(2)	Ownership percentage reflects blended ownership. A portion of the developable land area is owned 100% by the Company and a portion is owned 88.5% by a consolidated joint venture.

(3)	This project is owned through a joint venture with a third party who has contributed equity, but the equity ownership and the allocation of the results of operations and/or gain on sale most likely will be disproportionate.

(4)	This project contains two completed townhomes, four partially completed townhomes and 12 ready to build pads, as well as land available for an additional 53 townhome units. The Company consolidated the Glenmore Garden Villas entity in September 2009 and recorded the full balance of land at fair market value. This project sold in the first quarter of 2010.

(5)	These residential communities have adjacent land that may be sold to third parties in large tracts for residential, multi-family or commercial development. The cost basis of these tracts and the lot inventory are included on the Inventory of Residential Lots schedule.

Multi-Family Residential Units

The following provides information regarding the Company’s investments in Multi-Family Residential projects at December 31, 2009. Dollars are stated in thousands.

	Total
	Units	Units Sold	Units Sold	Total	Remaining	Cost
	Developed /	in Current	Year to	Units	Units to be	Basis
	Purchased	Quarter	Date	Sold	Sold	($000)

10 Terminus Place(1)	137	35	42	55	82	$25,803	(2)
Atlanta, GA
60 North Market(3)	28	23	24	24	4	2,701
Asheville, NC
The Brownstones at Habersham(4)	14	—	14	14	—	—
Atlanta, GA

TOTAL CONSOLIDATED MULTI-FAMILY UNITS	179	58	80	93	86	$28,504

(1)	The total units sold does not include four units that closed but do not qualify as a sale pursuant to accounting rules.

(2)	Cost basis of 10 Terminus Place has been reduced by a $34.9 million impairment loss which was recorded in 2009.

(3)	The Company had a mezzanine loan on 28 completed multi-family units and 9,224 square feet of for-sale retail space in downtown Asheville, North Carolina. The owner defaulted on the loan and the Company acquired the property in settlement of the loan in the third quarter of 2009. Units sold to-date are from that date forward, not from commencement of the project. During the fourth quarter of 2009, the commercial space was divided into four units and one unit was sold.

(4)	The Company sold the five undeveloped lots at this townhome development during the fourth quarter of 2009.

Other Investments

Air Rights Near the CNN Center.  The Company owns a leasehold interest in the air rights over the approximately 365,000 square foot CNN Center parking facility in Atlanta, Georgia, adjoining the headquarters of Turner Broadcasting System, Inc. and Cable News Network. The air rights are developable for additional parking or for certain other uses. The Company’s net carrying value of this interest is $0.

Item 3.	Legal Proceedings

The Company is subject to various legal proceedings, claims and administrative proceedings arising in the ordinary course of business, some of which are expected to be covered by liability insurance and all of which collectively are not expected to have a material adverse effect on the liquidity, results of operations, business or financial condition of the Company.

Item 4.	Submission of Matters to a Vote of Security Holders

No matter was submitted for a vote of the security holders during the fourth quarter of the Registrant’s fiscal year ended December 31, 2009.

Item X.	Executive Officers of the Registrant

The Executive Officers of the Registrant as of the date hereof are as follows:

Name	Age	Office Held

Lawrence L. Gellerstedt, III	53	President and Chief Executive Officer
R. Dary Stone	56	Vice Chairman of the Company
James A. Fleming	51	Executive Vice President and Chief Financial Officer
Craig B. Jones	58	Executive Vice President and Chief Investment Officer
John S. McColl	47	Executive Vice President - Development, Office Leasing and Asset Management
Steve V. Yenser	49	Executive Vice President - Retail Leasing and Asset Management Officer
John D. Harris, Jr.	50	Senior Vice President, Chief Accounting Officer and Assistant Secretary
Robert M. Jackson	42	Senior Vice President, General Counsel and Corporate Secretary

Family Relationships

There are no family relationships among the Executive Officers or Directors.

Term of Office

The term of office for all officers expires at the annual stockholders’ meeting. The Board retains the power to remove any officer at any time.

Business Experience

Mr. Gellerstedt became President and Chief Executive Officer of the Company in July 2009. In addition, he was appointed as a Director of the Company in July 2009. In February 2009, Mr. Gellerstedt assumed the role of President and Chief Operating Officer. Mr. Gellerstedt joined the Company in July 2005 as Senior Vice President and President of the Office/Multi-Family Division. The Company changed its organizational structure in May 2008, and he became Executive Vice President and Chief Development Officer. From 2003 to 2005, Mr. Gellerstedt was Chairman and Chief Executive Officer of The Gellerstedt Group.

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

Mr. McColl joined the Company in April 1996 as Vice President. He joined the Cousins/Richmond Division in February 1997 and was promoted in May 1997 to Senior Vice President of the Company. The Cousins/Richmond Division merged with the Office Division in 2000. He was promoted to Executive Vice President — Development, Office Leasing and Asset Management in February 2010.

Mr. Yenser joined the Company in 2002 as Senior Vice President-Leasing, Retail Division. In December 2004, he was promoted to Senior Vice President of the Company and Executive Vice President and Chief Operating

Officer of the Retail Division. Effective January 2009, he assumed the position of Executive Vice President and Chief Leasing and Asset Management Officer of the Company. Prior to joining Cousins, Mr. Yenser was employed by Chicago-based General Growth Properties from 1986 to 2002, most recently serving as Senior Vice President of Asset Management, Eastern Region.

Mr. Harris joined the Company in February 2005 as Senior Vice President and Chief Accounting Officer and was subsequently appointed Assistant Secretary. From 1994 to 2003, Mr. Harris was employed by JDN Realty Corporation, most recently serving as Senior Vice President, Chief Financial Officer, Secretary, and Treasurer. Beginning in 2004 until February 2005, Mr. Harris was the Vice President and Corporate Controller for Wells Real Estate Funds, Inc.

Mr. Jackson joined the Company in December 2004 as Senior Vice President, General Counsel and Corporate Secretary. From February 1996 to December 2004, he was an associate and then a partner with the Atlanta-based law firm of Troutman Sanders LLP.

PART II

Item 5.	Market for Registrant’s Common Stock and Related Stockholder Matters

Market Information

The high and low sales prices for the Company’s common stock and dividends declared per common share (the June, September and December 2009 dividends were paid in a combination of stock and cash) were as follows:

	2009 Quarters				2008 Quarters
	First	Second	Third	Fourth	First	Second	Third	Fourth

High	$14.10	$10.79	$10.95	$8.58	$29.28	$29.00	$28.25	$25.47
Low	5.85	6.11	7.30	6.83	19.58	22.76	19.62	8.05
Dividends Declared	0.25	0.25	0.15	0.09	0.37	0.37	0.37	0.25
Payment Date	2/23/09	6/5/09	9/16/09	12/11/09	2/22/08	5/30/08	8/25/08	12/22/08

Holders

The Company’s common stock trades on the New York Stock Exchange (ticker symbol CUZ). At February 23, 2010, there were 1,014 common stockholders of record.

Purchases of Equity Securities

For information on the Company’s equity compensation plans, see Note 7 of the accompanying consolidated financial statements, which is incorporated herein by reference. The following table contains information about the Company’s purchases of its equity securities during the fourth quarter of 2009:

	Common Stock
	Total Purchases(1)		Purchases Inside Plan

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that may yet
	Total Number of	Average Price Paid	Part of Publicly	be Purchased Under
	Shares Purchased	per Share	Announced Plan(2)	Plan(2)
October 1 — 31	—	$—	—	4,121,500
November 1 — 30	—	—	—	4,121,500
December 1 — 31	3,350	7.35	—	4,121,500

	3,350	$7.35	—	4,121,500

	Preferred Stock
	Total Purchases		Purchases Inside Plan

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that may yet
	Total Number of	Average Price Paid	Part of Publicly	be Purchased Under
	Shares Purchased	per Share	Announced Plan(3)	Plan(3)
October 1 — 31	—	$—	—	6,784,090
November 1 — 30	—	—	—	6,784,090
December 1 — 31	—	—	—	6,784,090

	—	$—	—	6,784,090

(1)	The purchases of equity securities that occur outside the plan relate to shares remitted by employees as payment for option exercises or income taxes due. Activity for the fourth quarter 2009 related to the remittances of shares for income taxes due for restricted stock vesting.

(2)	On May 9, 2006, the Board of Directors of the Company authorized a stock repurchase plan of up to 5,000,000 shares of the Company’s common stock. On November 18, 2008, the expiration of this plan was extended to May 9, 2011. The Company has purchased 878,500 common shares under this plan, and no purchases occurred during the fourth quarter of 2009.

(3)	On November 10, 2008, the stock repurchase plan was also expanded to include authorization to repurchase up to $20 million of Preferred Shares. This program was expanded on November 18, 2008, to include all 4,000,000 shares of both the Company’s Preferred A and B series stock. The Company has purchased 1,215,910 preferred shares under this plan, and no purchases occurred during the fourth quarter of 2009.

Performance Graph

The following graph compares the five-year cumulative total return of the Company’s Common Stock with the Hemscott Group Index, S&P Composite, NYSE Market Index and NAREIT Equity Index. The Hemscott Group Index is published by Morningstar, Inc. and is comprised of publicly-held REITs. The graph assumes a $100 investment in each of the indices on December 31, 2004 and the reinvestment of all dividends.

COMPARISON OF CUMULATIVE TOTAL RETURN OF ONE OR MORE
COMPANIES, PEER GROUPS, INDUSTRY INDICES AND/OR BROAD MARKETS

	Year Ended
	12/31/2004	12/31/2005	12/31/2006	12/31/2007	12/31/2008	12/31/2009
Cousins Properties Incorporated Common Stock	100.00	98.45	140.23	92.56	61.70	39.51

Hemscott Group Index	100.00	105.88	138.91	105.29	53.37	65.90

S&P 500 Index	100.00	104.91	121.48	128.16	80.74	102.11

NYSE Market Index	100.00	109.36	131.75	143.43	87.12	111.76

NAREIT Equity Index	100.00	112.16	151.49	127.72	79.53	101.79

Item 6.	Selected Financial Data

The following selected financial data sets forth consolidated financial and operating information on a historical basis. This data has been derived from the Company’s consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto.

	For the Years Ended December 31,
	2009	2008	2007	2006	2005
	($ in thousands, except per share amounts)

Rental property revenues	$149,789	$147,394	$112,645	$85,032	$72,402
Fee income	33,806	47,662	36,314	35,465	35,198
Residential lot, multi-family and outparcel sales	38,262	15,437	9,969	40,418	33,166
Interest and other	3,025	4,158	6,429	1,373	2,431

Total revenues	224,882	214,651	165,357	162,288	143,197

Rental property operating expenses	66,565	56,607	46,139	33,955	27,988
Depreciation and amortization	55,833	52,925	39,796	30,824	26,270
Residential lot, multi-family and outparcel cost of sales	30,652	11,106	7,685	32,154	25,809
Interest expense	41,393	33,151	8,816	11,119	9,094
Impairment loss	40,512	2,100	—	—	—
General, administrative and other expenses	65,854	64,502	60,632	61,401	57,141

Total expenses	300,809	220,391	163,068	169,453	146,302

Gain (loss) on extinguishment of debt and interest rate swaps, net	9,732	—	(446)	(18,207)	—
Benefit (provision) for income taxes from operations	(4,341)	8,770	4,423	(4,193)	(7,756)
Income (loss) from unconsolidated joint ventures, including impairment losses	(68,697)	9,721	6,096	173,083	40,955
Gain on sale of investment properties, net of applicable income tax provision	168,637	10,799	5,535	3,012	15,733

Income from continuing operations	29,404	23,550	17,897	146,530	45,827
Discontinued operations	143	1,375	16,681	90,291	6,951

Net income	29,547	24,925	34,578	236,821	52,778
Net income attributable to controlling interests	(2,252)	(2,378)	(1,656)	(4,130)	(3,037)
Preferred dividends	(12,907)	(14,957)	(15,250)	(15,250)	(15,250)

Net income available to common stockholders	$14,388	$7,590	$17,672	$217,441	$34,491

Net income from continuing operations attributable to controlling interest per common share — basic	$0.22	$0.12	$0.02	$2.51	$0.55

Net income per common share — basic	$0.22	$0.15	$0.34	$4.27	$0.69

Net income from continuing operations attributable to controlling interest per common share — diluted	$0.22	$0.12	$0.02	$2.42	$0.53

Net income per common share — diluted	$0.22	$0.15	$0.33	$4.13	$0.66

Dividends declared per common share	$0.74	$1.36	$1.48	$4.88	$1.48

Total assets (at year-end)	$1,491,552	$1,693,795	$1,509,611	$1,196,753	$1,188,274
Notes payable (at year-end)	$590,208	$942,239	$676,189	$315,149	$467,516
Stockholders’ investment (at year-end)	$787,411	$466,723	$554,821	$625,915	$634,634
Common shares outstanding (at year-end)	99,782	51,352	51,280	51,748	50,665

As described in Note 13 of Notes to Consolidated Financial Statements, in accordance with new accounting guidance which was effective January 1, 2009, amounts formerly reflected as minority interest in income of consolidated subsidiaries was renamed noncontrolling interests. Income or loss attributable to noncontrolling interests is required to be presented separately below net income on the Company’s Consolidated Statements of Income. Prior year amounts have been restated to conform to this new presentation.

In 2009, the June, September and December common stock dividends were paid in a combination of cash and stock. The above table reflects the total dividend paid.

Prior to 2006, the Company recorded reimbursements of salary and benefits of on-site employees pursuant to management agreements with third parties and unconsolidated joint ventures as reductions of general and administrative expenses. In 2006, the Company began recording these reimbursements in Fee Income on the Consolidated Statements of Income and reclassified prior period amounts to conform to the 2006 presentation. As a result, Fee Income and General and Administrative Expenses increased by $15.1 million in 2005, when compared to amounts reported in the 2005 Annual Report on Form 10-K.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Selected Financial Data and the Consolidated Financial Statements and Notes thereto of this Annual Report on Form 10-K.

Overview of 2009 Performance and Company and Industry Trends.

The overall economic downturn, characterized by declining real estate values, high unemployment and lower consumer spending, had an adverse effect on the Company’s operating performance during 2009. In spite of the effects of the economy, the Company took aggressive steps to improve its balance sheet, gain operating efficiencies and to generate positive leasing and condominium sales momentum. In addition, the Company took advantage, to a limited extent, of capitalizing on opportunities presented by economic conditions.

Operationally, 2009 was dominated by declining values in residential real estate that resulted in a decline in lot sales, downward pressure on sales prices on condominium units and impairment charges on the Company’s residential land and condominium holdings. During the year, residential lot sales decreased from the relatively low level of 199 in 2008 to 142 in 2009. These low sales, combined with deteriorating projections for future lot prices and extended holding periods, led to impairment charges of $30.3 million that the Company recorded in 2009 related to its investments in residential joint ventures.

Similarly, the general economic conditions for the condominium market and the oversupply of units in the Company’s markets resulted in a virtual halt in sales activity during the first half of 2009. At its recently completed 10 Terminus project in the Buckhead district of Atlanta, the Company closed only two of its 137 units in the first six months of 2009. In addition, the Company suspended development of its Glenmore Gardens townhome project in Charlotte, North Carolina and was forced to foreclose on a condominium project on which it provided mezzanine financing in Asheville, North Carolina. As a result of these market conditions and revised projections for selling the units or projects in total, the Company recorded impairment charges on these projects that totaled $42.6 million.

While market fundamentals remained more stable for the Company’s portfolio of stabilized office properties, they had an adverse effect on Terminus 200, a newly developed, Class A office building adjacent to its 10 Terminus condominium project. The challenges of the overall economy combined with an oversupply of newly developed competing product in the area resulted in this project being only 9% leased several months after substantial completion. While the project has a strategic location for long term value, the current issues with the market and the economy caused the Company to record a $38.9 million impairment charge on its investment in the venture that owns Terminus 200 in 2009.

The economy also impacted the Company’s overall development activities. In 2009, the Company commenced no new development projects. The Company is actively pursuing a limited number of projects, but it made the decision in 2009 to abandon efforts associated with several projects that it had been working on for a number of years. As a result, the Company charged to expense $7.7 million in previously capitalized pre-development expenditures associated with these abandoned projects.

In spite of the challenges of the economy, the Company made progress leasing vacant space in its stabilized portfolio. During 2009, the Company executed 351,000 square feet of new retail leases to take the retail portfolio from 77% leased at the beginning of the year to 84% leased at the end of the year. Office percent leased did not deteriorate significantly during 2009 in spite of three lease expirations totaling approximately 250,000 square feet. At year end, the Company’s portfolio of stabilized office properties was 87% leased. The Company’s portfolio of stabilized industrial properties increased by 11 percentage points during 2009 as a result of the expansion of a tenant in the King Mill project.

Also, in the second half of 2009, the Company began generating momentum in sales of its condominium projects. At 10 Terminus, after an evaluation of and reduction in the pricing structure of its units, the Company sold 40 units from July to December 2009, generating proceeds of $14.8 million and profits of $3.2 million. At its Asheville project, the Company sold 24 units generating proceeds of $8.0 million and profits of $460,000. Subsequent to year end, the Company sold its Glenmore Garden Villas project to a local developer for $4.0 million. This activity has considerably reduced the risks associated with the Company’s condominium and townhome assets. As of year end, the Company had 82 units at 10 Terminus remaining to be sold and 4 unsold units at its Asheville project.

The Company also took advantage, where possible, of opportunistic transactions that presented themselves in the market. In the second quarter of 2009, the Company reached an agreement with its lender on San Jose MarketCenter to repay in full an $83.3 million mortgage loan for $70 million. This opportunity presented itself because of the lender’s desire to have additional cash at the time and was not a reflection of the value or performance of the underlying collateral. Also in the second quarter, the Company purchased a distressed property from a bank that had foreclosed on the second phase of a high quality townhome development in Atlanta consisting of 14 townhomes and five additional home sites. In the second half of 2009, the Company completed the sale of all townhomes and home sites and generated profits of $1.6 million. While the scope and size of this project was not significant, it is an indication of opportunities available in this challenged market.

In 2009, the Company also took steps to improve its balance sheet. As of the end of the first quarter 2009, the Company’s debt to market capitalization ratio had risen to 73% and leverage under the Company’s credit facility covenants was above 50%. In order to reduce the Company’s leverage and to put the Company into a position where it was better prepared to act on potential investment opportunities presented by the September 2009 market environment, the Company raised $318 million in a common equity offering. The proceeds of the offering were used to pay down debt. As a result, the Company’s debt to market capitalization ratio has decreased to 47% as of year end and the Company’s leverage under its credit facility has declined correspondingly. The Company is currently negotiating an amendment to its credit facility that management believes will provide further relief under certain financial covenants.

During 2009, the Company also took steps to reduce expenses as a result of lower levels of development in the current economy. In the third quarter, the Company made the decision to reduce its non-property headcount by 18% and to sell its corporate airplane. The Company believes that these actions were necessary to align costs with its smaller corporate platform but believes that it continues to have talent necessary to maintain its existing assets and to take advantage of opportunities presented by this market.

Looking into 2010, management expects the Company to continue to aggressively liquidate its condominium holdings and to sell some of its non-strategic land holdings to further improve its financial position. Management believes that the Company can continue to lease its vacant office and retail space in spite of the sluggish recovery. Management believes the leasing of vacant space to be the most significant value creating activity for the Company in 2010. While management expects the number of new development opportunities to continue to be limited in 2010, the Company may selectively commence one or more projects in 2010. In analyzing new development opportunities, management will focus on reaching certain pre-leasing criteria before commencing new development and anticipates most new development will occur in concert with a joint venture partner. Management expects to invest in distressed real estate projects. Management expects these acquisitions to take the form of underperforming office or retail projects in need of capital to complete and in need of leasing and asset management expertise to lease and operate efficiently. In addition to projects where the Company takes ownership positions, management believes that additional fee development, leasing or management services assignments will also emerge. However, there is no guarantee that any of these opportunities will materialize or that the Company will be able to take advantage of such opportunities.

Critical Accounting Policies.

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), and the Notes to Consolidated Financial Statements include a summary of the significant accounting policies for the Company. A critical accounting policy is one which is both important to the portrayal of a company’s financial condition and results of operations and requires significant judgment or complex estimation processes. The Company is in the business of developing, owning and managing office, retail and industrial real estate properties, developing and selling multi-family residential units, and developing single-family residential communities which are parceled into lots and sold to various home builders. The Company’s critical accounting policies relate to its long-lived assets, including cost capitalization, depreciation and amortization, and impairment of long-lived assets (including investments in unconsolidated joint ventures); revenue recognition, including residential lot sales, land tract sales, multi-family residential unit sales and valuation of receivables; income tax valuation allowances; and accounting for investments in non-wholly owned entities.

Long-Lived Assets

Cost Capitalization.  The Company is involved in all stages of real estate development. The Company expenses predevelopment costs on a project until it becomes probable (defined as more likely than not) that the project will go forward. After management determines the project is probable, all subsequently incurred predevelopment costs, as well as interest, real estate taxes and certain internal personnel and associated costs directly related to the project under development, are capitalized in accordance with accounting rules. If the Company abandons development of a project that had earlier been deemed probable, the Company charges all previously capitalized costs to expense. If this occurs, the Company’s predevelopment expenses could be significantly high in that period because all capitalized predevelopment costs associated with that project would be charged to expense in the period that this change occurs. The Company had approximately $7.7 million of capitalized predevelopment assets as of December 31, 2009.

Additionally, determination of when construction of a project is substantially complete and held available for occupancy requires judgment. In accordance with accounting rules, the Company capitalizes direct and related indirect project costs associated with development projects during the construction period. Once a project is deemed substantially complete and held for occupancy, subsequent carrying costs, such as real estate taxes, interest, internal personnel and associated costs, are expensed as incurred. The Company considers projects and/or project phases substantially complete and held for occupancy at the earlier of the date on which the phase reached occupancy of 95% or one year from the issuance of a certificate of occupancy. The Company’s judgment of the date the project is substantially complete has a direct impact on the Company’s operating expenses and net income for the period.

Depreciation and Amortization.  The Company depreciates or amortizes real estate assets over their estimated useful lives using the straight-line method of depreciation. Management uses judgment when estimating the life of the real estate assets and when allocating certain indirect project costs to projects under development. Historical data, comparable properties and replacement costs are some of the factors considered in determining useful lives and cost allocations. If management incorrectly estimates the useful lives of the Company’s real estate assets or if cost allocations are not appropriate, then depreciation and amortization may not be reflected properly in the Company’s results of operations.

The Company generally amortizes tenant costs over the lease term. In certain situations, the tenant may not fulfill its commitment under its lease, and the estimated amortization period of those tenant assets could change. In recent years, some of the Company’s retail tenants have experienced bankruptcy or have modified the terms of their lease, which resulted in accelerated amortization of tenant costs or a change in the amortization period, thereby directly affecting the current year’s net income.

Impairment of Long-Lived Assets — Real Estate Assets.  The Company has real estate assets in varying stages of development, ranging from raw land to operating properties. On a quarterly basis, management reviews its real estate assets for impairment indicators, that include but are not limited to, a decline in a property’s leasing percentage, a current period operating loss or negative cash flows combined with a history of losses at the property, a decline in lease rates or market sales prices, an adverse change in tenants’ industries or other changes in the market. If management determines that indicators of impairment are present, management performs a further analysis to determine whether an impairment loss is required. With the recent decline in the housing market and the overall economic downturn, management determined that indicators of impairment were present on several of the Company’s real estate assets. Therefore, the Company evaluated these assets for recoverability. These analyses require significant judgment on the part of management. First, a determination of the intent and ability to hold these assets affects the type of analyses performed. If an asset is considered to be “held-for-use,” as described in accounting guidance, the recoverability of the asset is assessed based on the future undiscounted cash flows to be generated by the asset. If the sum of the undiscounted cash flows is less than the carrying value of the asset, the asset is determined to be impaired, and the impairment loss is measured as the amount by which the carrying amount exceeds the project’s fair value. If an asset is considered to be “held-for-sale,” as described in accounting guidance, the asset is carried at the lower of its carrying amount or its fair value less costs to sell. The Company performs real estate valuation assessments based on current and future market conditions utilizing assumptions which could differ materially from actual results. These assumptions are highly subjective and susceptible to frequent change. Several examples of these assumptions are enumerated in the next paragraph.

In analyzing the cash flows and fair value of assets with indicators of impairment, management estimates future market rental rates, cash outlays to generate leases, market capitalization rates for residual values and makes various other estimates. For residential developments, management estimates sales prices, costs to complete development, carry costs and other project level cash flows. Given the current state of the economy and market for real estate, the timing of a market turnaround and rental rates in future years are significant estimates that require considerable judgment. Management reviews similar products in the market in which its assets are held and adjusts its hold period, sales volume, pricing and other factors as it deems necessary. The cyclical nature of the real estate industry, combined with the current credit market difficulties, the high levels of existing inventories in the locations of the Company’s assets, consumer confidence, retailer health, employment levels and additional factors, all enter into management’s judgment during this analysis. In addition, the expected use of the Company’s assets could change over the coming periods as management obtains more information on the market turnaround or adjusts its strategy. In addition, the discount rates utilized to estimate the fair value of assets can vary greatly based on the risk associated with the asset, which normally is affected by the type of project, the stage of its life cycle and the location of the asset. The fair value of an asset can materially change if the discount rate changes.

The Company recorded impairment charges on several of its real estate projects and certain other assets in 2008 and 2009. See Notes 5 and 6 of Notes to Consolidated Financial Statements for further information. Management does not believe any of its other assets are impaired as of December 31, 2009, but will continue to monitor the state of the economy, the validity of the estimates utilized in the Company’s impairment analyses and the anticipated use and hold period of its assets.

Impairment of Long-Lived Assets — Investment in Joint Ventures.  Additionally, management performs an impairment analysis of the recoverability of its investments in joint ventures in accordance with accounting rules. At each reporting period, management reviews its investments in joint ventures for indicators of impairment. If indicators of impairment are present for any of the Company’s investments in joint ventures, management calculates the fair value of the investment. If the fair value of the investment is less than the carrying value of the investment, management must determine whether the impairment is temporary or other than temporary, as defined. If management assesses the impairment to be temporary, the Company does not record an impairment charge. If management concludes that the impairment is other than temporary, the Company records an impairment charge. The Company recorded impairment charges for several of its investments in joint ventures in 2009. See Note 5 of Notes to Consolidated Financial Statements for more information.

Management uses considerable judgment in determining whether there are indicators of impairment present and in the assumptions used in calculating the fair value of the investment. Management also uses judgment in making the determination as to whether the impairment is temporary or other than temporary. The Company utilizes guidance provided by the SEC in making the determination of whether the impairment is temporary. The guidance indicates that companies consider the length of time that the impairment has existed, the financial condition of the joint venture and the ability and intent of the holder to retain the investment long enough for a recovery in market value. Considerable judgment is required by management to make these determinations. If management incorrectly concludes that an impairment is temporary, the Company’s financial statements may not include an impairment charge that would have had an adverse impact on its results of operations. Likewise, if management changes its previous conclusion and an impairment is now determined to be other than temporary, the Company could be required to record a significant impairment charge.

Revenue Recognition

Residential Lot, Multi-family and Land Tract Sales.  In its determination of the gross profit recognized on residential lot, multi-family and land tract sales, the Company utilizes several estimates. Gross profit percentages are calculated based on estimated sales prices and the estimated costs of the development. Markets for certain products can change over time as the project is selling. Therefore, historical sales prices may not be indicative of the project’s prices over its lifetime and sales may not occur at a consistent or predictable rate. Therefore sales price estimates made by management require a high degree of estimation. The housing market is currently in a severe decline, the severity and duration of which cannot be predicted at this point. Past estimates and assumptions did not predict the magnitude of this decline, nor the current state of the credit markets. In addition, management must estimate the costs to complete the development of the residential or multi-family projects or the cost of the land tract improvements. If the Company’s estimated lot, unit or land tract sales prices, timing of sales or costs of development, or any of the other underlying assumptions were to be revised or be rendered inaccurate, it could affect the overall profit recognized on these sales.

Valuation of Receivables.  Receivables, including straight-line rent receivables, are reported net of an allowance for doubtful accounts and may be uncollectible in the future. The Company reviews its receivables regularly for potential collection problems in computing the allowance to record against its receivables. This review process requires management to make certain judgments regarding collectibility, notwithstanding the fact that ultimate collections are inherently difficult to predict. A change in the judgments made could result in an adjustment to the allowance for doubtful accounts with a corresponding effect on net income. In addition, the market for the Company’s retail tenants was volatile in 2008 and 2009. The Company anticipates there could be more store closings, lease adjustments, bankruptcies and potentially other changes in the lease terms for certain tenants. This future information, which previously has been difficult to predict, can change past judgments regarding collectibility and, additionally, certain receivables currently deemed collectible could become uncollectible.

Income Taxes — Valuation Allowance

Judgment is required in estimating valuation allowances for deferred tax assets. In accordance with accounting rules, a valuation allowance is established against a deferred tax asset if, based on the available evidence, it is not more likely than not that such assets will be realized. The realization of a deferred tax asset ultimately depends on the existence of sufficient taxable income in either the carryback or carryforward periods under tax law. The Company periodically assesses the need for valuation allowances for deferred tax assets based on the more-likely-than-not realization threshold criterion. In the assessment, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, its experience with operating loss and tax credit carryforwards not expiring unused and tax planning alternatives.

Accounting for Non-Wholly Owned Entities

The Company holds ownership interests in a number of ventures with varying structures. Management evaluates all of its partnership interests and other variable interests to determine if the entity is a variable interest entity (“VIE”), as defined in accounting rules. If the venture is a VIE, and if management determines that the Company is the primary beneficiary, the Company consolidates the assets, liabilities and results of operations of the VIE. The Company reassesses its conclusions as to whether the entity is a VIE upon certain occurrences which are deemed reconsideration events under the rules.

For entities that are not determined to be VIEs, management evaluates whether or not the Company has control or significant influence over the joint venture to determine the appropriate consolidation and presentation. Generally, entities under the Company’s control are consolidated, and entities over which the Company can exert significant influence, but does not control, are accounted for under the equity method of accounting.

If the Company’s judgment as to the existence of a VIE, the primary beneficiary of the VIE, and the extent of influence and control over a non-VIE is incorrect, the presentation on the balance sheet and the way the results of operations were reflected could be incorrect. In addition, the conclusion on the accounting for an entity can change as reconsideration events occur. As time passes from the formation of an entity, the expected results of the entity can vary, which also could change the allocation to the partners. In 2009, the real estate market suffered declines in certain areas, and this resulted in changing economics at several ventures. These changes were analyzed, and resulted in three of its joint ventures, which were previously not VIEs becoming VIEs: Glenmore Garden Villas LLC (“Glenmore”), Handy Road Associates, LLC (“Handy Road”) and Terminus 200, LLC. See Note 5 of Notes to Consolidated Financial Statements for additional information on the accounting for these ventures. Different accounting conclusions may be reached in the future depending on the timing and extent of a market rebound, and certain ventures not previously consolidated could become consolidated entities and vice versa.

The Company recognizes on its Consolidated Balance Sheets the partner’s share of non-wholly owned entities which the Company consolidates. The noncontrolling partner’s share of current operations is reflected in Net Income Attributable to Noncontrolling Interest on the Consolidated Statements of Income. The Company has several venture agreements that contain provisions requiring the Company to purchase the noncontrolling interest at fair value upon demand or at a future date. These noncontrolling interests with redemption features, or redeemable noncontrolling interests, are reflected at fair value in a separate line item on the Company’s Consolidated Balance Sheets. The Company records the difference between cost and fair value of redeemable noncontrolling interests as an adjustment to Stockholders’ Investment as changes in fair value occur.

Contributions to unconsolidated joint ventures are recorded as Investments in Unconsolidated Joint Ventures. This account is subsequently adjusted for the Company’s share of income or loss from unconsolidated joint ventures, as well as contributions and distributions between the entities. Any difference between the carrying amount of these investments on the Company’s balance sheet and the underlying equity in net assets on the joint venture’s balance sheet is amortized as an adjustment to Income from Unconsolidated Joint Ventures over the life of the related asset.

Discussion of New Accounting Pronouncements.

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

In 2009, the Company adopted the provisions of the codification regarding the accounting and disclosures for subsequent events. This new guidance had no impact on the Company’s Consolidated Financial Statements.

The Company follows the guidelines in ASC 810 for determining the appropriate consolidation treatment of non-wholly owned entities. The Company will adopt new guidelines effective January 1, 2010, which will modify how a company determines when an entity that is insufficiently capitalized or is not controlled through voting or similar rights should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. An ongoing reassessment of whether a company is the primary beneficiary of a VIE, and additional disclosures about a company’s involvement in VIEs, including any significant changes in risk exposure due to that involvement, will be required. The Company anticipates that these new guidelines will not have a material impact on its financial condition, results of operations or cash flows.

On January 1, 2009, the Company adopted new accounting guidance for calculating earnings per share. Under the new guidance, the Company is required to reflect unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents in the computation of earnings per share for all periods presented. The Company’s outstanding restricted stock has nonforfeitable rights to dividends. Both basic and diluted earnings per share for the all years presented were retroactively adjusted to conform to this presentation.

The Company adopted updated accounting guidelines for fair value evaluations effective January 1, 2008 as it relates to financial instruments and, effective January 1, 2009, as it relates to non-financial instruments. The Company evaluated certain of its real estate assets and its investments in unconsolidated joint ventures for impairment using fair value processes and techniques as outlined in these accounting rules. The fair value measurements used in these evaluations of non-financial assets are considered to be Level 3 valuations within the fair value hierarchy in the rules, as there are significant unobservable inputs. Examples of inputs the Company utilizes in its fair value calculations are discount rates, market capitalization rates, expected lease rental rates, timing of new leases and sales prices.

Results of Operations For The Three Years Ended December 31, 2009.

General.  The Company’s financial results have historically been significantly affected by sale transactions and the fees generated by, and start-up operations of, real estate developments. These types of transactions and developments do not necessarily recur. Accordingly, the Company’s historical financial statements may not be indicative of future operating results.

Rental Property Revenues.   Summary. Overall, rental property revenues increased approximately $2.4 million (2%) between 2009 and 2008, and $34.7 million (31%) between 2008 and 2007.

Comparison of Year Ended December 31, 2009 to 2008.

Rental property revenues from the office portfolio decreased $2.3 million (2%) between the 2009 and 2008 periods as a result of the following:

•	Decrease of $2.0 million at 191 Peachtree Tower, as average economic occupancy decreased from 80% in 2008 to 61% in 2009, mainly due to the December 2008 expiration of the Wachovia lease;

•	Decrease of $1.7 million from The American Cancer Society Center (the “ACS Center”), due to a decrease in average economic occupancy from 99% in 2008 to 92% in 2009 related primarily to the expiration of the 139,000 square foot AT&T lease;

•	Decrease of $840,000 at 8995 Westside Parkway due to a decrease in average economic occupancy from 100% in 2008 to 38% in 2009 as a result of the expiration of a significant portion of the AtheroGenics lease; and

•	Increase of $2.0 million at One Georgia Center, due to an increase in average economic occupancy from 68% in 2008 to 99% in 2009 due to the commencement of the Georgia Department of Transportation lease in 2008.

Rental property revenues from the retail portfolio increased $4.5 million (13%) in 2009 compared to 2008 as a result of the following:

•	Increase of $2.5 million at The Avenue Forsyth, which opened in April 2008, related to increased average economic occupancy from 32% in 2008 to 58% in 2009;

•	Increase of $3.3 million at Tiffany Springs MarketCenter, which opened in July 2008, related to increased average economic occupancy from 29% in 2008 to 73% in 2009; and

•	Decrease of $1.8 million at The Avenue Carriage Crossing where average economic occupancy decreased from 91% in 2008 to 84% in 2009.

Comparison of Year Ended December 31, 2008 to 2007.

Rental property revenues of the office portfolio increased approximately $26.4 million (32%) between 2008 and 2007 as a result of the following:

•	Increase of $14.0 million due to the second quarter 2007 opening of Terminus 100;

•	Increase of $4.5 million related to the ACS Center where 2008 average economic occupancy increased;

•	Increase of $3.2 million related to 191 Peachtree Tower where 2008 average economic occupancy increased;

•	Increase of $2.5 million related to One Georgia Center, where 2008 average economic occupancy increased;

•	Increase of $820,000 related to the four North Point office properties, where the average economic occupancy increased in 2008; and

•	Increase of $544,000 related to Lakeshore Park Plaza and 600 University Park Place where the 2008 average economic occupancy increased.

Rental property revenues from the retail portfolio increased approximately $8.0 million (29%) between 2008 and 2007 as a result of the following:

•	Increase of $1.3 million related to increased average economic occupancy in 2008 at San Jose MarketCenter;

•	Increase of $4.1 million related to The Avenue Forsyth, which opened in April 2008;

•	Increase of $1.6 million related to Tiffany Springs MarketCenter, which opened in July 2008; and

•	Increase of $988,000 related to The Avenue Webb Gin where the 2008 average economic occupancy increased.

Rental property revenues from the industrial portfolio increased in 2008 by approximately $328,000 due to the first quarter 2007 opening of the building at Lakeside Ranch Business Park.

Rental Property Operating Expenses.  Rental property operating expenses increased approximately $10.0 million (18%) in 2009 compared to 2008 as a result of the following:

•	Increase of $1.3 million at The Avenue Forsyth related to increased occupancy and increases of bad debt;

•	Increase of $1.2 million at Tiffany Springs MarketCenter related to a full year of operations and increased occupancy;

•	Increase of $723,000 at San Jose MarketCenter due to an increase in non-recoverable administrative expenses and bad debt expense;

•	Increase of $354,000 at One Georgia Center, due to increased average economic occupancy;

•	Increase of $2.6 million at 191 Peachtree Tower, primarily due to increases in real estate taxes, non-recoverable tenant amenity expenses, marketing costs and bad debt expense; and

•	Increase of $2.8 million at Terminus 100, due partially to increased occupancy in 2009, an increase in bad debt expense and adjustments to true up estimates of various operating expenses to actual in both 2008 and 2009.

Rental property operating expenses increased approximately $10.5 million (23%) from 2007 to 2008 as a result of the following:

•	Increase of $2.6 million related to the opening of Terminus 100;

•	Increase of $1.9 million due to the openings of The Avenue Forsyth and Tiffany Springs MarketCenter;

•	Increase of $2.9 million related to the increased occupancy at 191 Peachtree Tower, the ACS Center and One Georgia Center;

•	Increase of $1.2 million related to the increased occupancy at San Jose MarketCenter and The Avenue Webb Gin;

•	Increase of $636,000 from the 2007 acquisition of the 221 Peachtree Center Avenue Garage and increased occupancy at the four North Point office properties, 600 University Park Place and Lakeshore Park Plaza; and

•	Increase of $820,000 from the Company’s industrial portfolio, which includes several recently developed and opened properties.

Fee Income.  Fee income is comprised of management fees, development fees and leasing fees for services the Company provides for joint ventures in which it has an ownership interest and for third party property owners. These amounts vary by years, due to the number of contracts with ventures and third party owners and the development and leasing needs at the underlying properties. Amounts are expected to continue to vary in future years based on volume and composition of activities at the underlying properties and changes in the number of properties managed.

Fee income decreased $13.9 million between the 2008 and 2009 periods. The majority of the decrease is due to a development fee of $13.5 million recognized in the third quarter of 2008. This fee was earned on a contract the Company assumed in an acquisition of an entity several years ago. Pursuant to the contract, the Company would share in certain proceeds from the sale of a project that the prior entity developed in Texas. This project was sold and the fee earned by the Company in the third quarter of 2008. Management fees, including expense reimbursements, and leasing fees fluctuate as contracts are gained and lost and from the rollover of leases at the properties. The sum of these two items did not change significantly between 2009 and 2008.

Fee income increased $11.3 million between 2008 and 2007. The increase in fee income between years is primarily the result of the receipt of the $13.5 million development fee discussed above. Partially offsetting the increase was a decrease of $908,000 in development fees related to amounts the Company paid and was reimbursed on behalf of the Ft. Gillem contract. The Company recognized these fees in 2007 and none in 2008, as this contract was assumed by Weeks Robinson when the Company exited the Industrial development business. Also partially offsetting the increase was a decrease of $1.6 million in leasing fees earned in 2007 compared to 2008 due to changes in the level of rollover and activity at the underlying properties for which the Company performs leasing services. Management fees, including expense reimbursements, did not change significantly between 2008 and 2007.

Multi-Family Residential Sales and Cost of Sales.  Multi-family residential sales increased $22.4 million between 2009 and 2008. Cost of sales increased approximately $18.3 million between 2009 and 2008. The change in sales and cost of sales is due to the following:

•	Closing of 14 units and five completed pads in 2009 at The Brownstones at Habersham project resulting in a $6.9 million increase in sales and a $5.3 million increase in cost of sales. The Company purchased and completely liquidated this project in 2009;

•	Closing of 42 units at 10 Terminus Place in 2009 compared to 13 units in 2008 resulting in a $7.5 million increase in sales and a $5.4 million increase in cost of sales. See section below on Impairment Loss for additional discussion of 10 Terminus Place; and

•	Closing of 24 units at 60 North Market, a multi-family project in Asheville, North Carolina that increased sales by $8.0 million and cost of sales by $7.6 million. The Company acquired this project in 2009 in satisfaction of a note receivable from the developer. See section below on Impairment Loss for additional discussion of 60 North Market.

In 2008, the Company substantially completed construction and closed the sales of 13 units at 10 Terminus Place, which caused the increase in sales and cost of sales between 2008 and 2007.

Residential Lot and Outparcel Sales and Cost of Sales.  Residential lot and outparcel sales increased $428,000 (6%) between 2009 and 2008 and decreased $3.0 million (30%) between 2008 and 2007. Residential lot and outparcel cost of sales increased $1.2 million (33%) between 2009 and 2008 and $4.0 million (52%) between 2008 and 2007.

Residential Lot Sales and Cost of Sales — The Company’s residential lot business consists of projects that are consolidated, for which income is recorded in the residential lot and outparcel sales and cost of sales line items, and projects that are owned through joint ventures in which the Company is a 50% partner — Temco and CL Realty — for which income is recorded in income from unconsolidated joint ventures. Residential lot sales decreased $397,000 for consolidated projects between 2009 and 2008 and $4.9 million between 2008 and 2007. The numbers of lots sold were as follows:

	2009	2008	2007

Consolidated projects	14	14	50
Temco	—	8	75
CL Realty	128	177	361

Total	142	199	486

Residential lot cost of sales decreased $51,000 between 2009 and 2008 and decreased $4.5 million between 2008 and 2007. The change in residential lot sales and cost of sales was partially due to the number of lots sold during the periods and partially to fluctuations in gross profit percentages used to calculate the cost of sales for residential lot sales in certain of the residential developments.

Demand for residential lots has been low in recent years as a result of general market conditions and limited demand in the Company’s and its ventures’ principal markets of Texas, Florida and metropolitan Atlanta. Builders, the primary customers for such residential lots, have a general oversupply of inventory in the Company’s markets and are working to reduce inventory levels before they consider buying additional lots. Many builders are also in financial distress because of current market conditions. In addition, limited availability of credit for home buyers and homebuilders make it difficult to obtain financing for purchasers. Management is closely monitoring market developments but is currently unable to predict when markets will improve. Management expects these market conditions to continue to negatively impact residential lot sales and have an adverse impact on the Company’s results of operations until such time as the residential lot markets improve. The Company cannot currently quantify the effect of the current slowdown on its results of operations in 2010 and beyond.

On a quarterly basis, the Company analyzes its consolidated land and lot holdings in accordance with ASC 360 by reviewing these assets for indicators of impairment. If there are indicators of impairment, the Company analyzes the projected undiscounted cash flows to be generated by assets as it considers substantially all of these assets to be “held for use.” Given the continuing uncertainty in the residential market, there can be no guarantee that the Company will not record an impairment charge on its consolidated projects in the future, although no impairments on consolidated projects have been taken in 2009, 2008 or 2007. For discussion of impairments at the joint venture and investment in joint venture level, see the Income from Unconsolidated Joint Ventures section below.

Outparcel Sales and Cost of Sales — Outparcel sales increased $825,000 between 2009 and 2008 and increased $1.9 million between 2008 and 2007. Outparcel cost of sales increased $1.3 million between 2009 and 2008 and increased $475,000 between 2008 and 2007. There were three outparcel sales in 2009, three in 2008 and two in 2007. The size and profit on these sales vary.

Interest and Other Income.  Interest and other income decreased $1.1 million (27%) between 2009 and 2008. Interest income decreased $1.7 million primarily due to a decrease in notes receivable outstanding. In addition, other income decreased $695,000 due to the sale of miscellaneous assets and income recognized from deposits forfeited on cancelled condominium contracts in 2008. This decrease was partially offset by an increase in termination fees recognized from certain tenant’s early termination of their lease agreements of $1.3 million between years.

Interest and other decreased $2.3 million (35%) between 2008 and 2007 due to a decrease in termination fees of $4.8 million. This decrease was partially offset by an increase in interest income of $1.5 million due to an increase in notes receivable outstanding and an increase in other income of approximately $1.0 million mainly due to the sale of certain miscellaneous assets.

General and Administrative (G&A) Expenses.  G&A expense decreased $7.0 million (17%) between 2009 and 2008 as a result of the following:

•	Decrease in salaries and benefits for employees of approximately $11.6 million. This decrease is based in part on a decrease in the number of employees at the Company between the periods and a decrease in bonus and profit sharing expense;

•	Decrease of approximately $2.6 million between 2009 and 2008 in commission expense. The Company recognized a development fee of $13.5 million in the third quarter 2008 (see Fee Income section above). In conjunction with this, a $3.4 million employee leasing commission was recognized in the third quarter of 2008 as a cost of earning this development income;

•	Decrease of approximately $1.3 million in 2009 compared to 2008 in contributions, as the Company funded $1.0 million to its charitable foundation in the third quarter of 2008; and

•	Offsetting these amounts was a decrease of $8.4 million between 2009 and 2008 in capitalized salaries and related benefits for personnel involved in the development and leasing of certain projects, due to a decrease in the number of projects under construction in 2009.

G & A expenses increased $345,000 (1%) between 2008 and 2007 as a result of the following:

•	Decrease of $4.0 million for stock based compensation expense, due mainly to decreases in the fair value of the Company’s restricted stock unit awards, where expense is tied to stock price, which decreased between December 31, 2007 and 2008, and to the fact there was not a stock option grant in 2008;

•	Decrease of $2.5 million in bonus expense in 2008 compared to 2007, due to lower per-employee bonuses and fewer employees;

•	Decrease of $626,000 in rent expense and moving costs, as the Company relocated its headquarters to a Company owned building in April 2007;

•	Decrease of $4.1 million in capitalized salaries to development projects, which increased G&A expenses, because the Company had fewer development projects underway in 2008 than it had in 2007;

•	Increase in charitable contributions of $1.0 million in 2008 compared to 2007 as a result of the Company making a $1.0 million payment to fund its corporate foundation in 2008; and

•	Increase of $3.4 million in employee commissions due to the development fee recognized in 2008, as described in the fee income section above. The arrangement, which was in place at the time the Company acquired the predecessor company that was entitled to the development fee, called for a commission to an employee of 25% of any revenues earned.

Separation Expenses.  Separation expenses increased $2.1 million between 2009 and 2008. The Company had reductions in force in both years, and no significant reductions in 2007. Approximately $2.0 million of the increase is due to expense recognized for the lump sum cash payment and for the modification of stock compensation awards related to the retirement of the Company’s former chief executive officer.

Reimbursed G & A Expenses.  The Company is entitled to salary and benefit reimbursements for certain employees, mainly at the property management level, under third-party and joint venture management contracts. Reimbursements of these salaries and benefits decreased $773,000 (5%) between 2009 and 2008 due to lower compensation paid to third party employees in 2009 compared to 2008, and decreased $888,000 (5%) between 2008 and 2007 due to a slight decrease on average of third party and joint venture management contracts between the years.

Depreciation and Amortization.  Depreciation and amortization increased approximately $2.9 million (5%) between 2009 and 2008 primarily as a result of the following:

•	Increase of $2.8 million related to higher depreciation of tenant assets associated with increases in occupancy at Terminus 100 and One Georgia Center;

•	Increase of $1.7 million from the openings of The Avenue Forsyth and Tiffany Springs MarketCenter in 2008;

•	Decrease of $879,000 due to decreased occupancy at 191 Peachtree, The Avenue Carriage Crossing, and 8995 Westside Parkway; and

•	Decrease of $348,000 due to the sale of the Company’s airplane in 2009.

Depreciation and amortization increased $13.1 million (33%) between 2008 and 2007 due to the following:

•	Increase of $5.6 million related to the opening of Terminus 100;

•	Increase of $4.2 million from the openings of The Avenue Forsyth and Tiffany Springs MarketCenter;

•	Increase of $965,000 from the openings of several industrial properties — Lakeside Ranch Business Park, King Mill, and Jefferson Mill;

•	Increase of $1.3 million from increased amortization of tenant improvements due to the increased occupancy at the ACS Center, One Georgia Center, San Jose MarketCenter, and The Avenue Webb Gin; and

•	Increase of $701,000 at the Avenue Carriage Crossing due to the write off of assets related to vacated tenants.

Interest Expense.  Interest expense increased approximately $8.2 million (25%) in 2009 compared to 2008, due to the following:

•	Increase in average borrowings on the Company’s Credit Facility during 2009;

•	Decrease in capitalized interest as a result of lower weighted average expenditures on development projects; and

•	Decrease in interest on the San Jose MarketCenter mortgage which was repaid in April 2009.

Interest expense increased $24.3 million between 2008 and 2007, due to the following:

•	Increase of approximately $19.3 million related to mortgage notes payable executed during 2007 for Terminus 100, the ACS Center and San Jose MarketCenter;

•	Decrease of approximately $3.8 million related to the Company’s Credit and other facilities due to lower average amounts drawn between 2008 and 2007; and

•	Decrease in capitalized interest of $8.5 million between 2008 and 2007 associated with the completion of several properties in development or lease-up including Terminus 100, The Avenue Webb Gin, The Avenue Forsyth, Tiffany Springs MarketCenter, The Avenue Murfreesboro, and the 50 Biscayne and 10 Terminus Place multi-family projects, and the suspension of construction on certain residential projects that are wholly-owned or owned in joint ventures.

Impairment Losses.  Impairment losses increased $38.4 million between 2009 and 2008. The Company recognized a $34.9 million impairment loss in 2009 versus a $2.1 million impairment loss in 2008 on 10 Terminus Place, a condominium project that the Company developed in 2008, which had 82 unclosed units at the end of 2009. The Company considers these units to be held-for-sale pursuant to accounting rules, which requires companies to record such assets at the lower of cost or fair value, less costs to sell. As a result of the declining market for condominiums, the Company’s strategy for the sell-out of this project was revised. Therefore, expected cash flows from this project decreased, and the risk associated with the timing of unit sales increased, which caused the fair value under a discounted cash flow analysis to decrease during 2009.

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

The Company sold its airplane at a price below its cost basis in 2009, correspondingly recognizing an impairment of approximately $4.0 million.

The Company recognized additional impairments related to its investment in joint ventures, discussed below.

Most of the Company’s real estate assets are considered to be held for use pursuant to the accounting rules. If management’s plans change on any of these assets, the Company may be required to record significant impairment charges in future periods. Changes that could cause these impairment losses include: 1) a decision by the Company to sell the asset rather than hold for long term investment or development purposes or 2) changes in management’s estimates of future cash flows from the assets that cause the future undiscounted cash flows to be less than the asset’s carrying amount.

Other Expense.  Other expense increased approximately $7.1 million between 2009 and 2008. The Company capitalizes costs related to predevelopment projects which are considered probable of being developed, and expenses costs for projects that have not reached this stage. In some cases a project is determined to no longer be probable of development where costs had previously been capitalized. The costs related to projects before they have reached the probable stage and the costs of abandoned development projects are recorded in this category. In 2009, predevelopment expense was approximately $4.7 million higher than in 2008. In 2009, the Company determined a multi-family project and a retail project were no longer probable of being developed. In 2008, the Company determined two retail projects were no longer probable of development. Additionally, other expense increased by $2.9 million between 2009 and 2008 due to an increase in real estate taxes, insurance and homeowners’ association funding by the Company for projects for which development has been completed and the Company incurs the holdings costs.

Other expense increased $3.2 million between 2008 and 2007 due to the write-off of retail predevelopment projects that the Company determined were no longer probable of being developed.

Gain (loss) on Extinguishment of Debt and Interest Rate Swaps, net.  In April 2009, the Company satisfied the San Jose MarketCenter note in full for approximately $70.3 million, which represented a discount from the face amount. The Company recorded a gain on extinguishment of debt, net of unamortized loan closing costs and fees, of approximately $12.5 million in the second quarter of 2009 related to this repayment. Offsetting this gain was a fee of $2.7 million paid by the Company for the termination of one $75 million interest rate swap and the reduction of the notional amount of another interest rate swap from $75 million to $40 million. (See Notes 2 and 3 of Notes to Consolidated Financial Statements for additional information regarding the interest rate swaps.)

Benefit (Provision) for Income Taxes from Operations.  Benefit for income taxes from operations decreased from $8.8 million in 2008 to a provision of $4.3 million in 2009. During the second quarter of 2009, the Company established a valuation allowance against the deferred tax assets of its taxable REIT subsidiary, CREC, totaling $47.1 million. The Company’s conclusion that a valuation allowance against its deferred tax assets should be recorded was based on losses at CREC in recent years, including consideration of losses incurred in 2009, and the inability of the Company to predict, with any degree of certainty, when CREC would generate income in the future in amounts sufficient to utilize the deferred tax asset. This uncertainty is the result of the continued decline in the housing market which directly impacts CREC’s residential land and multi-family businesses. Based on current projections of income or loss at CREC, the Company does not anticipate recognizing a provision for or a benefit from income taxes in the near term. Not recognizing income tax benefit in the Company’s financial statements will negatively affect the Company’s net income and funds from operations, which in turn affects calculations of compliance under the Company’s debt covenants. In 2009, the Company also recognized an income tax benefit of $3.1 million, primarily related to the carryback of loss incurred in 2009 to open tax years in which the Company previously paid income taxes.

Benefit for income taxes from operations increased $4.3 million between 2008 and 2007. These benefits were due to pre-tax losses incurred at CREC, mainly from increases in interest expense at the taxable subsidiaries and reduced lot and tract sales. For 2008, these losses were partially offset by increases in joint venture income from CL Realty, Temco and TRG Columbus Development Venture, Ltd. (“TRG”), the venture that owns 50 Biscayne, compared to 2007, and to the $13.5 million development fee discussed in the Fee Income section.

Income from Unconsolidated Joint Ventures, including Impairment Loss.  (All amounts reflect the Company’s share of joint venture income.) Income from unconsolidated joint ventures decreased $78.4 million between 2009 and 2008 and increased $3.6 million between 2008 and 2007. A detailed discussion by venture follows:

•	Decrease of $38.9 million in 2009 from Terminus 200, LLC (“T200”). T200 is owned in a 50-50 joint venture and, in August 2009, substantially completed the development of a 565,000 square foot office building in Atlanta, Georgia. As a result of a change in expectations of the timing and amount of cash flows expected to be generated from T200, the venture recorded an impairment loss in the third quarter 2009, the Company’s share of which was $20.9 million. The Company also guarantees the T200 construction loan up to $17.25 million. The Company determined that it was probable that it would be required to fund this guarantee in accordance with ASC 450-10 and accrued and impaired its obligation under this guarantee in the third quarter of 2009. The Company also has a commitment of approximately $750,000 to fund tenant improvement costs at the venture which was accrued and impaired in the third quarter of 2009.

•	Decrease of $25.7 million between 2009 and 2008 at CL Realty. CL Realty develops residential lots in Texas, Georgia and Florida and holds tracts of undeveloped land to either develop residential communities in the future and/or sell as tracts. The market for residential lots and land tracts has declined in recent periods in these geographic regions. As a result, the Company recorded an other-than-temporary impairment charge of $20.3 million on its investment in CL Realty in 2009. In addition to the impairment charge on the Company’s investment, CL Realty recorded impairment losses which decreased the Company’s share of income from unconsolidated entities by $2.6 million in 2009. In addition, lot sales at CL Realty decreased from 177 lots in 2008 to 128 lots in 2009. Also contributing to the change in income from CL Realty was income recognized in 2008 from potential lot buyers forfeiting their deposits ($570,000), a gain from a land tract sale at one of the venture’s residential developments ($1.0 million) and revenue from two mineral rights lease bonus payments ($1.0 million) with no corresponding similar revenues in 2009. Income from CL Realty increased approximately $1.9 million between 2008 and 2007 due to an increase in tract sales, an increase in forfeitures from escrow deposits and income recognized related to oil and gas lease payments. Income from lot sales decreased between the years, partially offsetting the 2008 increase. See the discussion in the Residential Lot and Outparcel Sales and Cost of Sales section above regarding the residential development business.

•	Decrease of $8.6 million between 2009 and 2008 at Temco. Temco develops residential lots in Georgia and holds tracts of undeveloped land to either develop residential communities in the future and/or sell as tracts. As described above, as a result of the decline in the markets for residential lots and land tracts, the Company recorded an other-than-temporary charge of $6.7 million on its investment in Temco in the second quarter of 2009. In addition to the second quarter 2009 impairment charge on the Company’s investment, Temco recorded an impairment charge on one of its assets in the third quarter of 2009 which decreased income from unconsolidated entities by $631,000 in that period. In addition to the impairments recorded, lot sales at Temco also decreased from 8 lots in 2008 to no lots in 2009. Income from Temco did not change significantly between 2008 and 2007, although income from lot sales decreased, while land tract sales rose. See the discussion in the Residential Lot and Outparcel Sales and Cost of Sales section above regarding the residential development business.

•	In the second quarter of 2009, the Company also recorded an other-than-temporary impairment of approximately $1.1 million in its investment in Glenmore. Glenmore is a 50-50 joint venture which was formed in order to develop a townhome project in Charlotte, North Carolina. In the third quarter of 2009, the Company took an additional impairment on Glenmore of $4.9 million to reflect the difference between the debt balance and the fair value of the property, less costs to sell. The Company guarantees up to $6.75 million of the venture level construction debt. The Company consolidated Glenmore beginning in the third quarter 2009 because it determined that the Company would incur substantially all of Glenmore’s expected losses through its guarantee of the debt and uncertainties surrounding its partner’s ability to fund its portion of losses. The venture sold the project in the first quarter of 2010 at approximately its adjusted basis and repaid the debt in full.

•	Decrease in income of approximately $1.8 million between 2009 and 2008 from TRG which developed and sold multi-family residential units in a project in Miami, Florida. The venture sold substantially all the remaining units in the project in 2008, thereby causing the decrease in income between the 2009 and 2008 periods. Income from TRG increased $2.1 million between 2008 and 2007. TRG recognized the majority of the revenue on condominium sales using the percentage of completion method. Most of the revenue related to the project was recognized in 2006, as a substantial portion of the construction activities took place in that year. In 2007, TRG recorded adjustments to decrease revenue for units that management estimated would not close, and income from TRG decreased as a result. In 2008, substantially all of the condominium units closed and TRG recognized additional income related to these closings.

•	Increase in income of approximately $2.4 million between 2009 and 2008 from Palisades West LLC, which developed and owns two office buildings in Austin, Texas. Buildings 1 and 2 became partially operational in the fourth quarter of 2008.

•	Income from CP Venture Two LLC decreased approximately $1.4 million between 2008 and 2007 primarily due to an increase in allowance for doubtful accounts and amortization of assets related to terminated retail tenants.

Gain on Sale of Investment Properties.  Gain on sale of investment properties was $168.6 million, $10.8 million and $5.5 million in 2009, 2008 and 2007, respectively.

The 2009 gain included the following:

•	Sale of undeveloped land at the Company’s North Point Project ($745,000);

•	The recognition of $167.2 million in deferred gain related to the 2006 venture formation with Prudential. When the Company and Prudential formed the venture, the Company contributed properties and Prudential contributed cash. The Company accounted for the transaction as a sale in accordance with accounting rules, but deferred the related gain because the consideration received was a partnership interest as opposed to cash. In the 2009 period, the Company and Prudential made a pro rata distribution of cash from the venture that caused the Company to recognize all of the gain that was deferred in 2006; and

•	Gain on sale of certain land tracts and other miscellaneous corporate assets ($723,000).

The 2008 gain included the following:

•	Sale of undeveloped land from the Company’s North Point land holdings ($3.7 million);

•	Sale of undeveloped land adjacent to The Avenue Forsyth project ($3.9 million);

•	Sale of certain of the Company’s non-real estate assets ($960,000);

•	Sale of undeveloped land from the Jefferson Mill project land holdings ($748,000);

•	Condemnation of land at Cosmopolitan Center ($618,000);

•	Sale of Company aircraft ($415,000);

•	The recurring amortization of deferred gain from CPV Venture, LLC (“CPV”) (See Note 4 of Notes to Consolidated Financial Statements — $220,000); and

•	Land tract sale at the Cedar Grove residential development ($161,000).

The 2007 gain included the following:

•	Sale of undeveloped land near the Company’s Avenue Carriage Crossing project ($4.4 million);

•	Sale of undeveloped land in the Company’s Jefferson Mill project ($600,000); and

•	Recognition of a portion of the deferred gain at CPV, related to the sale of Mansell Crossing, plus recurring amortization of deferred gain ($500,000).

Discontinued Operations.  Accounting rules require that certain properties that were sold or plan to be sold be treated as discontinued operations and that the results of their operations and any gains on sales from these properties be shown as a separate component of income in the Consolidated Statements of Income for all periods presented. The differences between the years are due to the number and type of properties included as discontinued operations in each year. There were no properties in 2009, one in 2008 — 3100 Windy Hill Road, and two in 2007 — 3301 Windy Ridge Parkway and five parcels under ground leases at North Point.

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

FFO is used by industry analysts and investors as a supplemental measure of an equity REIT’s operating performance. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, many industry investors and analysts have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. Thus, NAREIT created FFO as a supplemental measure of REIT operating performance that excludes historical cost depreciation, among other items, from GAAP net income. The use of FFO, combined with the required primary GAAP presentations, has been fundamentally beneficial, improving the understanding of operating results of REITs among the investing public and making comparisons of REIT operating results more meaningful. Company management evaluates operating performance in part based on FFO. Additionally, the Company uses FFO and FFO per share, along with other measures, to assess performance in connection with evaluating and granting incentive compensation to its officers and key employees. The reconciliation of net income available to common stockholders to FFO is as follows for the years ended December 31, 2009, 2008 and 2007 (in thousands, except per share information):

	Years Ended December 31,
	2009	2008	2007

Net Income Available to Common Stockholders	$14,388	$7,590	$17,672
Depreciation and amortization:
Consolidated properties	55,833	52,925	39,796
Discontinued properties	—	486	846
Share of unconsolidated joint ventures	8,800	6,495	4,576
Depreciation of furniture, fixtures and equipment:
Consolidated properties	(3,382)	(3,724)	(2,768)
Discontinued properties	—	(19)	(25)
Share of unconsolidated joint ventures	(46)	(79)	(5)
Gain on sale of investment properties, net of applicable
income tax provision:
Consolidated	(168,637)	(10,799)	(5,535)
Discontinued properties	(147)	(2,472)	(18,095)
Share of unconsolidated joint ventures	(12)	—	(1,186)
Gain on sale of undepreciated investment properties	1,243	10,611	13,161

Funds From Operations Available to Common Stockholders	$(91,960)	$61,014	$48,437

Funds From Operations per Common Share — Basic	$(1.40)	$1.19	$.93

Weighted Average Shares-Basic	65,495	51,331	51,857

Funds From Operations per Common Share — Diluted	$(1.40)	$1.18	$.91

Weighted Average Shares-Diluted	65,495	51,728	53,059

Liquidity and Capital Resources.

General.

The Company’s financing strategy is to fund its development activities with proceeds from bank credit facilities, construction loans, permanent loans secured by its properties, sales of mature assets, contribution of assets to joint ventures, and the issuance of preferred or common stock and/or convertible bonds. The tightening of the credit markets, combined with the overall economic downturn in the last several years, has made obtaining some forms of these sources of capital more difficult. Management believes that certain adverse capital-raising conditions may continue in 2010 and is not able to predict when the market will become more favorable from a capital raising standpoint. However, the Company completed a common stock offering of 46 million shares in September 2009, and raised over $318 million in proceeds. The Company has relatively low debt maturities in 2010. The conditions that have led to the tightening credit markets have also led to a decline in new development opportunities for the Company. Therefore, while the sources of funds have become limited, the Company’s capital needs have also decreased. In 2009, the Company commenced no new development projects, and as a result, funds used for development-related activities, including contributions to joint ventures, decreased from $235.9 million in 2008 to $66.4 million in 2009. The Company anticipates that there will be limited development activity in 2010.

Contractual Obligations and Commitments.

At December 31, 2009, the Company was subject to the following contractual obligations and commitments ($ in thousands):

		Less than			After
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Contractual Obligations:
Company long-term debt:
Unsecured facilities and construction loans	$148,839	$8,839	$140,000	$—	$—
Mortgage notes payable	441,369	27,528	263,947	4,214	145,680
Interest commitments under debt(1)	133,399	35,057	55,201	19,083	24,058
Operating leases (ground leases)	15,068	97	201	211	14,559
Operating leases (offices and other)	1,699	476	646	413	164

Total Contractual Obligations	$740,374	$71,997	$459,995	$23,921	$184,461

Commitments:
Letters of credit	$2,000	$2,000	$—	$—	$—
Performance bonds	3,797	3,266	531	—	—
Estimated development commitments(2)	17,993	17,993	—	—	—
Unfunded tenant improvements and other	12,912	12,912	—	—	—

Total Commitments	$36,702	$36,171	$531	$—	$—

(1)	Interest on variable rate obligations is based on rates effective as of December 31, 2009, including the effect of interest rate swaps.

(2)	Development commitments include approximately $17.3 million for a loan guarantee of the Terminus 200 construction loan and $0.7 million for a tenant improvement funding commitment.

Credit Facility

As of December 31, 2009, the Company had $40.0 million drawn on its $500 million Credit Facility. The amount available under the Credit Facility is reduced by outstanding letters of credit, which were $2.0 million at December 31, 2009. The Company’s interest rate on the Credit Facility is variable based on LIBOR plus a spread based on certain of the Company’s ratios and other factors, and interest is due periodically as defined by the Credit Facility. As of December 31, 2009, the spread over LIBOR for the Credit Facility was 0.85%.

The Credit Facility includes customary events of default, including, but not limited to, the failure to pay any interest or principal when due, the failure to perform under covenants of the credit agreement, incorrect or misleading representations or warranties, insolvency or bankruptcy, change of control, the occurrence of certain ERISA events and certain judgment defaults. The amounts outstanding under the Credit Facility may be accelerated upon an event of default. The Credit Facility contains restrictive covenants pertaining to the operations of the Company, including limitations on the amount of debt that may be incurred, the sale of assets, transactions with affiliates, dividends and distributions. The Credit Facility also includes certain financial covenants (as defined in the agreement) that require, among other things, the maintenance of an unencumbered interest coverage ratio of at least 1.75, a fixed charge coverage ratio of at least 1.50, a leverage ratio of no more than 60%, unsecured debt ratio restrictions, and a minimum stockholders’ equity of $421.9 million plus 70% of net equity proceeds after the effective date. The Company is currently in compliance with its financial covenants. If the Company’s earnings decline or if the Company’s fixed charges increase, the Company is at greater risk of violating these covenants. A prolonged economic downturn could cause the Company’s earnings to decline thereby increasing the Company’s risk of violating these covenants.

Credit Facility Amendment

In February 2010, the Company entered into a First Amendment (the “Amendment”) of its Credit and Term Facilities with Bank of America and the other participating banks. The Amendment reduced the amount available under the Credit Facility from $500 million to $250 million. The amount available under the Term Facility remained at $100 million. If and when the Term Facility is paid down, the availability under the Credit Facility will increase correspondingly, to allow a total available under the combined Facilities of $350 million. The maturity dates for both Facilities remain the same under the Amendment.

Amounts outstanding under the Facilities accrue interest at LIBOR plus a spread. The Amendment changed the spread for the Credit and Term Facilities, as detailed below:

		Credit Facility	Term Facility
	Applicable Spread —	Applicable Spread —	Applicable Spread —
Leverage Ratio	As Amended	Before Amendment	Before Amendment

Ü=35%	1.75%	0.75%	0.70%
>35% but Ü= 45%	2.00%	0.85%	0.80%
>45% but Ü= 50%	2.25%	0.95%	0.90%
>50% but Ü= 55%	2.25%	1.10%	1.05%
>55%	N/A	1.25%	1.20%

Certain covenants changed under the Amendment, specifically, the minimum Consolidated Fixed Charge Coverage Ratio, as defined, decreased from 1.50 to 1.30. The Company incurred an administrative fee of approximately $1.6 million related to the Amendment.

Interest Rate Swaps

From time to time, the Company enters into interest rate swaps to effectively manage its interest rate risk on certain variable debt instruments. Payments made or received under the interest rate swap agreements are recorded in interest expense on the Consolidated Statements of Income. The Company has not been utilizing the “shortcut method” of accounting for these instruments and follows the hypothetical derivative method as outlined in accounting rules. Except for any portion of the swaps considered to be ineffective, the Company recognizes the change in value of the interest rate swaps in Other Comprehensive Loss (“OCL”), which is included in the equity section of the Consolidated Balance Sheets. Ineffectiveness is analyzed on a quarterly basis and would be recorded in interest expense in the Consolidated Statements of Income. In 2009, 2008 and 2007, there was no ineffectiveness under any of the Company’s interest rate swaps.

In 2007, the Company entered into an interest rate swap agreement with a notional amount of $100 million in order to manage its interest rate risk under the Term Facility. This swap was designated as a cash flow hedge and effectively fixes the underlying LIBOR rate of the Term Facility at 5.01% through August 2012. The interest rate on the Term Facility is equal to LIBOR plus a spread, as defined by the term loan agreement. At December 31, 2009, the spread over LIBOR was 1.05%.

In 2008, the Company entered into two interest rate swap agreements with notional amounts of $75 million each in order to manage interest rate risk associated with floating-rate, LIBOR-based borrowings. These swaps were designated as cash flow hedges and effectively fixed a portion of the underlying LIBOR rate on Company borrowings — one at 2.995% and the other at 2.69% — through October 2010. In October 2009, the Company terminated the second $75 million swap and paid the counterparty to the agreement $1.8 million, which was recognized as an expense in 2009. In addition, the Company reduced the notional amount of the first interest rate swap from $75 million to $40 million, and paid the counterparty $959,000 as a result. This fee was also recognized as an expense in 2009. The fair values of the interest rate swap agreements were recorded in accounts payable and accrued liabilities and OCL on the Consolidated Balance Sheets, detailed as follows:

		Floating Rate,
		LIBOR-Based
	Term Facility	Borrowings	Total

Balance, December 31, 2008	$11,869	$4,732	$16,601
2009 activity	(3,207)	(3,877)	(7,084)

Balance, December 31, 2009	$8,662	$855	$9,517

Other Debt Information

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

Future Capital Requirements

Over the long term, management expects the economy and credit markets to recover to the point that the Company will be able to actively manage its portfolio of income-producing properties and strategically sell assets or form joint ventures to capture value for stockholders and to recycle capital for future development activities. The Company expects to continue to utilize indebtedness to fund future commitments and expects to place long-term permanent mortgages on selected assets as well as utilize construction facilities for any development assets. The Company may enter into additional joint venture arrangements to help fund future developments and may enter into additional structured transactions with third parties. Management will continue to evaluate all public equity sources, including the issuance of common and preferred stock, and select the most appropriate options as capital is required.

The Company filed a shelf registration statement in the first quarter of 2009, which had a capacity of $500 million. The Company issued 46 million shares under this registration statement in a common stock offering in September 2009 and raised proceeds of approximately $318 million. The Company has also drawn on this registration statement during 2009 to pay a portion of its common stock dividend with shares of stock. Dividends could be paid in a combination of cash and stock in the future. There is approximately $146.8 million available under this registration statement as of December 31, 2009. The Company may increase its capacity by filing a new shelf registration statement in 2010.

The Company’s business model is dependent upon raising or recycling capital to meet obligations. If one or more sources of capital are not available when required, the Company may be forced to reduce the number of projects it acquires or develops and/or raise capital on potentially unfavorable terms, or may be unable to raise capital, which could have an adverse effect on the Company’s financial position or results of operations.

Additional Financial Condition Information

The Company’s mortgage debt is primarily non-recourse fixed-rate mortgage notes secured by various real estate assets. Many of the Company’s non-recourse mortgages contain covenants which, if not satisfied, could result in acceleration of the maturity of the debt. The Company expects that it will either refinance the non-recourse mortgages at maturity or repay the mortgages with proceeds from other financings. As of December 31, 2009, the weighted average interest rate on the Company’s consolidated debt was 6.05%, and the Company’s consolidated debt to total market capitalization ratio was 39.5%.

Cash Flows from Operating Activities.  Cash provided by operating activities increased $2.6 million between 2009 and 2008 due to the following:

•	Decrease in expenditures on residential and multi-family development projects of $44.9 million, primarily due to the substantial completion of the Company’s 10 Terminus multi-family project and to the suspension of development on many of the Company’s residential lot developments;

•	Increase in proceeds from the sale of multi-family units of $16.7 million due to increased sales at 10 Terminus Place, 60 North Market, and The Brownstones at Habersham projects;

•	Decrease of $8.1 million related to income tax refunds received in 2008 compared to $1.1 million in refunds in 2009;

•	Decrease in fee income of $13.9 million, due to a nonrecurring development fee of $13.5 million received in 2008 and an increase in interest expense of $8.2 million due to higher average debt borrowings during 2009, also partially offsetting cash provided by operating activities; and

•	Also partially offsetting the decrease in net cash provided by operating activities were operating distributions from unconsolidated joint ventures of $16.5 million primarily due to the 2008 operating distributions from TRG from the closing of substantially all of its remaining condominium units, compared to no significant distributions received in 2009.

Cash provided by operating activities increased $26.9 million between 2008 and 2007 due to the following:

•	Higher cash flows from operating properties offset by an increase in interest paid;

•	Increase in operating distributions from unconsolidated joint ventures primarily as a result of distributions from TRG;

•	Increase of $8.1 million in 2008 due to the receipt of income tax refunds;

•	Increase in accounts payable and accrued liabilities of $5.0 million due to the timing of payment of certain bonuses earned in 2008 in early 2009, which was a change in timing relative to prior years; and

•	Decrease of $2.2 million related to a reduction in prepaid rents received at the end of 2008 compared to 2007 and to a decrease in accounts payable due to timing of vendor payments.

Cash Flows from Investing Activities.  Net cash used in investing activities decreased $88.4 million between 2009 and 2008 due to the following:

•	Decrease of $105.3 million in property acquisition and development expenditures resulting from a decline in development activity between the years;

•	Decrease in investments in unconsolidated joint ventures of $19.4 million between the periods, mainly due to lower contributions to the Palisades West LLC joint venture, which constructed two office buildings that were substantially completed in the fourth quarter of 2008. Partially offsetting this decrease in cash used was a decrease in distributions received from unconsolidated joint ventures of $12.8 million. In 2008, TRG had significant capital distributions from the closing of substantially all of its remaining condominium units, compared to no significant distributions received in 2009;

•	Decrease in cash used to purchase other assets of $9.9 million as the Company acquired an airplane and had higher predevelopment expenditures in 2008; and

•	Decrease in proceeds from investment property sales. The Company had more activity in its land tract sales in 2008 compared to 2009.

Net cash used in investing activities decreased $120.1 million between 2008 and 2007 due to the following:

•	Decrease in property acquisition and development expenditures of $124.8 due to a reduced level of development and construction activities;

•	Decrease of $11.3 million in other assets, mainly due to a decline in predevelopment activity;

•	Decrease of $13.6 million in proceeds from investment property sales and venture formation in 2008 compared to 2007; and

•	Partially offsetting the decrease was a $10.2 million increase in investment in joint ventures during 2008, primarily related to the funding of construction of the Palisades West joint venture.

Cash Flows from Financing Activities.  Cash used in financing activities was $71.3 million, or $229.6 million higher than 2008, due to the following:

•	Increase in repayments of the Company’s Credit Facility, net of borrowings, by $529.4 million due to a decrease in funds needed for development projects and to the repayment of a large portion of the amount outstanding on the Credit Facility using proceeds from the September 2009 common stock issuance;

•	Increase in repayments of other notes payable by $65.1 million, primarily due to the 2009 repayment of the San Jose MarketCenter note for $70.3 million and The Brownstones at Habersham note for $3.2 million. In 2008, the Company repaid the previous Lakeshore mortgage note payable of $8.7 million;

•	Decrease in proceeds from other notes payable of $18.4 million from the refinancing of the Lakeshore mortgage note payable with no loan proceeds received in 2009;

•	Decrease in common dividends paid by approximately $47.1 million. The dividend per share decreased from $1.36 per share in 2008 to $0.74 per share in 2009. In addition, the Company paid a portion of the second, third and fourth quarter 2009 common dividends with stock;

•	Common stock issued, net of expenses, increased $317.2 million between the periods due to the issuance of 46 million shares in the third quarter 2009, which generated approximately $318 million in proceeds; and

•	Increase of $15.8 million due to purchases of preferred stock in 2008, with no preferred stock repurchases in 2009.

Cash flows from financing activities decreased $88.2 million from 2008 to 2007 due to the following:

•	Proceeds from notes payable decreased $407.4 million primarily due to the 2007 closings of the $136.0 million mortgage loan collateralized by the ACS Center, the $180.0 million Terminus 100 mortgage note, and the $83.3 million San Jose mortgage loan. In 2008, the Company obtained new financing on its Lakeshore Park Plaza note for approximately $18.4 million. Repayments of other notes payable decreased by $13.7 million primarily due to the repayment of the previous Lakeshore Park Plaza mortgage note in 2008 for $8.7 million versus the repayment of $22.4 million in 2007 related to the refinancing of its non-recourse mortgage note payable secured by the 100 and 200 North Point Center office buildings;

•	Decrease of $15.8 million due to purchases of preferred stock in 2008, with no preferred stock repurchases in 2007;

•	Increase in net borrowings of $298.7 million on the Company’s Credit Facility to fund development projects and the Company’s cash reserves; and

•	Decrease in common stock repurchases of $21.9 million. The Company repurchased common stock in 2007, with no purchases in 2008.

Dividends. The Company paid common and preferred dividends of $35.6 million, $85.1 million and $92.0 million in 2009, 2008 and 2007, respectively, which, except as discussed below, it funded with cash provided by operating activities, proceeds from investment property sales and/or venture formation, distributions from unconsolidated entities and proceeds from indebtedness. The June, September and December 2009 dividends were paid in a combination of cash and stock. For the foreseeable future, the Company intends to fund its cash quarterly distributions to common and preferred stockholders with cash provided by operating activities, proceeds from investment property sales, distributions from unconsolidated joint ventures, and indebtedness, if necessary. In addition, dividends could continue to be paid in a combination of cash and stock in the future.

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

Off Balance Sheet Arrangements.

The Company has a number of off balance sheet joint ventures with varying structures, as described in Note 5 in Notes to Consolidated Financial Statements. At December 31, 2009, the Company’s unconsolidated joint ventures had aggregate outstanding indebtedness to third parties of approximately $421.5 million. These loans are generally mortgage or construction loans most of which are non-recourse to the Company. In certain instances, the Company provides “non-recourse carve-out guarantees” on these non-recourse loans. The unconsolidated joint ventures also had performance bonds which the Company guarantees totaling approximately $1.4 million at December 31, 2009.

CF Murfreesboro Associates (“CF Murfreesboro”), one of the ventures in which the Company has an interest, constructed and owns a retail center. CF Murfreesboro has a $131 million construction loan that matures on July 20, 2010, with a one-year extension option if certain conditions have been met, of which the venture has drawn approximately $113.5 million. The retail center serves as primary collateral against the loan. The Company anticipates placing a mortgage note payable on this property upon maturity of the construction loan. However, the current credit markets are constrained and management cannot anticipate whether and on what basis the property financing will be available. The Company has a 20% repayment guarantee ($26.2 million) that reduces to 12.5% ($16.4 million) if certain leasing and financial performance criteria are met, which have not been met as of December 31, 2009. The Company had a liability of $262,000 as of December 31, 2009 recorded related to this guarantee. In addition, the CF Murfreesboro loan has a requirement that certain leasing and occupancy percentages be met by July 20, 2009. The Company believes that these requirements were met, but the lenders have not yet notified us with their agreement as to whether the requirement has been satisfied. The lenders have therefore reserved any and all rights under the loan agreement regarding future funding requirements and future defaults under the loan. The Company continues to assert that the leasing and occupancy percentages have been satisfied and does not expect any material adverse effect on financial condition or results of operations, and the lenders have funded all draw requests we have made without issue.

Another venture in which the Company has an interest, T200, developed and operates an office building, along with ancillary retail and commercial space, in the Terminus project in Atlanta, Georgia. In 2007, T200 entered into a Building Loan Agreement with Wells Fargo Bank, N.A, as administrative agent for a group of other banks. The loan, with a maximum borrowing amount of $138 million, will mature in 2011 with interest at LIBOR plus 1.65%, and funded the construction of T200. The repayment of the loan, plus interest and expenses, as defined, is guaranteed equally by the two partners in the venture, limited to a principal amount of $17.25 million each, plus any unpaid interest. The Company determined that it was probable that the Company’s guarantee of $17.25 million under the venture level construction loan would be invoked, and the full cost of the guarantee would be incurred by the Company. Therefore, the guarantee was accrued in the third quarter of 2009.

A third venture in which the Company has an interest, Glenmore, was also formed in 2007 to develop a townhome project in Charlotte, North Carolina. Glenmore entered into two notes with a maximum available of $13.5 million. Each of the two partners in Glenmore guarantee 50% of the payment of principal and interest on the loans described above, which totals a maximum liability to each partner of $6.75 million. The Company determined it was probable that a portion of its guarantee would be invoked and accrued the estimate of the difference between the outstanding debt balance and the estimated fair value, less costs to sell in 2009. The venture sold the assets in the first quarter of 2010 at approximately its adjusted cost basis, and the debt was repaid in full.

Several of the remaining joint ventures in which the Company has an interest are involved in the acquisition and development of real estate. As capital is required to fund the acquisition and development of this real estate, the Company intends to fund its share of the costs not funded by operations or outside financing. In addition, the Company may be required to fund operations for a limited period of time. Based on the nature of the activities conducted in these ventures, management cannot estimate with any degree of accuracy amounts that the Company may be required to fund in the short or long-term. However, management does not believe that additional funding of these ventures will have a material adverse effect on its financial condition or results of operations.

Item 7A.	Quantitative and Qualitative Disclosure about Market Risk

The Company’s primary exposure to market risk results from its debt, which bears interest at both fixed and variable rates. The fixed rate debt obligations limit the risk of fluctuating interest rates, and generally are mortgage loans secured by certain of the Company’s real estate assets. The Company does not have a significant level of consolidated fixed-rate mortgage debt maturing in 2010, and therefore does not have high exposure for the refinancing of its mortgage debt in the near term. At December 31, 2009, the Company had $438.2 million of fixed rate debt outstanding (including floating-rate borrowings with fixed rates under interest rate swaps discussed below) at a weighted average interest rate of 6.36%. The Company believes the average interest rate on its fixed rate mortgage debt is less than current market rates. In addition, the Company believes that the loan-to-value ratio that it has received in previous debt arrangements is higher than what the Company would be able to obtain in today’s marketplace; and, therefore, it would receive a lower loan amount for a similar type property mortgage loan. In addition, lenders have been resistant in the current market in some situations to offer mortgage financing at all, and therefore, the Company could have exposure in finding lenders willing to enter into new mortgage financings.

The Company is exposed to the impact of interest rate changes on its variable rate facilities and loans. The Company’s Credit and Term Facilities bear interest at LIBOR plus an applicable spread. LIBOR did not change significantly between December 31, 2008 and December 31, 2009. However, the Company has mitigated a portion of its exposure to interest rate risk by entering into interest rate swaps. The Company has an interest rate swap on its Term Facility with a notional amount of $100 million to fix the Term Facility’s variable base rate of LIBOR at 5.01% through August 2012, the maturity date of the Term Facility. In 2008, the Company entered into two $75 million interest rate swaps against its other floating-rate, LIBOR-based borrowings at 2.995% and 2.69% through October 2010. In 2009, the Company terminated the 2.69% swap and all but $40 million of the 2.995% swap. The Company believes it has counterparty risk under these swaps, but such amount is limited. The Company also has two smaller variable rate debt instruments, for total variable rate debt of $152.0 million, which bears interest at a weighted average interest rate of 5.22% as of December 31, 2009.

The Company believes that interest rates it would incur under current market conditions would be higher if it were to enter into similar financial instruments in today’s market. The Company pays a spread above LIBOR on its Credit and Term Facilities, which spread is calculated based on certain ratios detailed in the Credit Facility agreement. The Company believes that the spread that it would incur above a variable reference rate would be higher if it entered into similar variable facilities today than the spreads the Company is required to pay under the current Credit and Term Facilities. The Company also may not be provided the same capacity under a facility arrangement in the current market and may face stricter covenant restrictions. Based on the Company’s average variable rate debt balances in 2009, excluding the portion that was fixed under swap agreements, interest expense, before capitalization to projects under development, would have increased by approximately $1.5 million in 2009 if these interest rates had been 1% higher.

The following table summarizes the Company’s market risk associated with notes payable as of December 31, 2009. It includes the principal maturing, an estimate of the weighted average interest rates on those expected principal maturity dates and the fair values of the Company’s fixed and variable rate notes payable. Fair value was calculated by discounting future principal payments at estimated rates at which similar loans would have been obtained at December 31, 2009. The information presented below should be read in conjunction with Note 3 of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K. (The Company did not have a significant level of notes receivable at December 31, 2009, and the table does not include information related to notes receivable.)

	Twelve Months Ending December 31,
	2010	2011	2012	2013	2014	Thereafter	Total	Fair Value
	($ in thousands)

Notes Payable:
Fixed Rate(1)	$24,353	$39,892	$224,055	$2,041	$2,173	$145,680	$438,194	$424,000
Average Interest Rate	8.11%	7.09%	4.50%	6.25%	6.25%	6.37%	6.36%	—
Variable Rate	$12,014	$40,000	$100,000	$—	$—	$—	$152,014	$162,221
Average Interest Rate(2)	2.83%	3.85%	6.06%	—	—	—	5.22%	—

(1)	Includes Credit and Term Facilities at interest rates fixed under swap agreements for the term of those agreements.

(2)	Interest rates on variable rate notes payable are equal to the variable rates in effect on December 31, 2009.

Item 8.	Financial Statements and Supplementary Data

The Consolidated Financial Statements, Notes to Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm are incorporated herein on pages F-7 through F-42.

Certain components of quarterly net income (loss) available to common stockholders disclosed below differ from those as reported on the Company’s respective quarterly reports on Form 10-Q. As discussed in Notes 2 and 9 of Notes to Consolidated Financial Statements, gains and losses from the disposition of certain real estate assets and the related historical operating results were reclassified as Discontinued Operations for all applicable periods presented. Also as discussed in Note 2, effective January 1, 2009, the Company began including outstanding restricted stock in its basic and diluted earnings per share computations. As a result, the 2008 quarterly basic and diluted earnings per share information have been adjusted to conform to the current year presentation. In addition, the Company was presenting dividends paid in stock on a retroactive basis and changing prior period information as if the stock dividend component had been outstanding in shares as of the earliest period presented. The Company paid dividends partially with stock in the last three quarters of 2009. Beginning in December 2009, the Company reflected dividends paid in stock prospectively as a stock issuance, and all periods where the dividend was presented retroactively were adjusted to show prospective issuance.

The following Selected Quarterly Financial Information (Unaudited) for the years ended December 31, 2009 and 2008 should be read in conjunction with the Consolidated Financial Statements and notes thereto included herein ($ in thousands, except per share amounts):

	Quarters
	First	Second	Third	Fourth
	(Unaudited)

2009:
Revenues	$49,087	$51,065	$59,195	$65,535
Income (loss) from unconsolidated joint ventures, including impairments	1,820	(29,361)	(42,854)	1,698
Gain (loss) on sale of investment properties	167,434	801	406	(4)
Income (loss) from continuing operations	164,217	(77,534)	(53,339)	(3,940)
Discontinued operations	(7)	146	10	(6)
Net income (loss)	164,210	(77,388)	(53,329)	(3,946)
Net income (loss) attributable to controlling interest	163,798	(78,086)	(53,860)	(4,557)
Net income (loss) available to common stockholders	160,571	(81,313)	(57,088)	(7,782)
Basic income (loss) from continuing operations per common share	3.20	(1.50)	(0.90)	(0.04)
Basic net income (loss) per common share	3.13	(1.58)	(0.96)	(0.08)
Diluted income (loss) from continuing operations per common share	3.20	(1.50)	(0.90)	(0.04)
Diluted net income (loss) per common share	3.13	(1.58)	(0.96)	(0.08)

	Quarters
	First	Second	Third	Fourth
	(Unaudited)

2008:
Revenues	$44,970	$46,697	$70,269	$52,715
Income from unconsolidated joint ventures	2,817	2,239	3,497	1,168
Gain on sale of investment properties	3,792	5,212	1,387	408
Income (loss) from continuing operations	6,060	7,064	11,220	(3,172)
Discontinued operations	(408)	(341)	(430)	2,554
Net income (loss)	5,652	6,723	10,790	(618)
Net income (loss) attributable to controlling interest	4,981	6,472	10,024	(1,308)
Net income (loss) available to common stockholders	1,839	2,911	6,978	(4,138)
Basic income (loss) from continuing operations attributable to controlling interest per common share	0.04	0.07	0.14	(0.13)
Basic net income (loss) per common share	0.04	0.05	0.14	(0.08)
Diluted income (loss) from continuing operations attributable to controlling interest per common share	0.04	0.07	0.14	(0.13)
Diluted net income (loss) per common share	0.04	0.05	0.13	(0.08)

Note:  The above per share quarterly information may not sum to full year per share information due to rounding.

Other financial statements and financial statement schedules required under Regulation S-X are filed pursuant to Item 15 of Part IV of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

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

As of the end of the period covered by this annual report, we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer along with the Chief Financial Officer, of the effectiveness, design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon the foregoing, the Chief Executive Officer along with the Chief Financial Officer concluded that our disclosure controls and procedures were effective. In addition, based on such evaluation we have identified no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management, under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. The framework on which the assessment was based is described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, we concluded that we maintained effective internal control over financial reporting as of December 31, 2009.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Cousins Properties Incorporated:

We have audited the internal control over financial reporting of Cousins Properties Incorporated and subsidiaries (the “Company”) as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2009 of the Company and our report dated February 26, 2010 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule and includes an explanatory paragraph related to the adoption of new accounting provisions with respect to noncontrolling interests.

/s/ DELOITTE & TOUCHE LLP

Atlanta, Georgia
February 26, 2010

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Items 401 and 405 of Regulation S-K is presented in Item X in Part I above and is included under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement relating to the 2010 Annual Meeting of the Registrant’s Stockholders, and is incorporated herein by reference. The Company has a Code of Business Conduct and Ethics (the “Code”) applicable to its Board of Directors and all of its employees. The Code is publicly available on the “Investor Relations” page of its website site at www.cousinsproperties.com. Section 1 of the Code applies to the Company’s senior executive and financial officers and is a “code of ethics” as defined by applicable SEC rules and regulations. If the Company makes any amendments to the Code other than technical, administrative or other non-substantive amendments, or grants any waivers, including implicit waivers, from a provision of the Code to the Company’s senior executive or financial officers, the Company will disclose on its website the nature of the amendment or waiver, its effective date and to whom it applies. There were no amendments or waivers during 2009.

Item 11.	Executive Compensation

The information under the captions “Executive Compensation” (other than the Committee Report on Compensation) and “Director Compensation” in the Proxy Statement relating to the 2010 Annual Meeting of the Registrant’s Stockholders is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information under the captions “Beneficial Ownership of Common Stock” and “Equity Compensation Plan Information” in the Proxy Statement relating to the 2010 Annual Meeting of the Registrant’s Stockholders is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information under the caption “Certain Transactions” and “Director Independence” in the Proxy Statement relating to the 2010 Annual Meeting of the Registrant’s Stockholders is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information under the caption “Summary of Fees to Independent Registered Public Accounting Firm” in the Proxy Statement relating to the 2010 Annual Meeting of the Registrant’s Stockholders has fee information for fiscal years 2009 and 2008 and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) 1. Financial Statements

A. The following Consolidated Financial Statements of the Registrant, together with the applicable Report of Independent Registered Public Accounting Firm, are filed as a part of this report:

B. The following Consolidated Financial Statements of CL Realty, L.L.C., together with the applicable Report of Independent Registered Public Accounting Firm, are filed as a part of this report:

2. Financial Statement Schedule

The following financial statement schedule for the Registrant is filed as a part of this report:

Page Number

A. Schedule III — Real Estate and Accumulated Depreciation — December 31, 2009	S-1 through S-5

NOTE:  Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

(b) Exhibits

3.1	Restated and Amended Articles of Incorporation of the Registrant, as amended August 9, 1999, filed as Exhibit 3.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference.
3.1.1	Articles of Amendment to Restated and Amended Articles of Incorporation of the Registrant, as amended July 22, 2003, filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on July 23, 2003, and incorporated herein by reference.
3.1.2	Articles of Amendment to Restated and Amended Articles of Incorporation of the Registrant, as amended December 15, 2004, filed as Exhibit 3(a)(i) to the Registrant’s Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.
3.2	Bylaws of the Registrant, as amended and restated June 6, 2009, filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 8, 2009, and incorporated herein by reference.

4(a)	Dividend Reinvestment Plan as restated as of March 27, 1995, filed in the Registrant’s Form S-3 dated March 27, 1995, and incorporated herein by reference.
10(a)(i)*	Cousins Properties Incorporated 1989 Stock Option Plan, renamed the 1995 Stock Incentive Plan and approved by the Stockholders on May 6, 1996, filed as Exhibit 4.1 to the Registrant’s Form S-8 dated December 1, 2004, and incorporated herein by reference.
10(a)(ii)*	Cousins Properties Incorporated 1999 Incentive Stock Plan, as amended and restated, approved by the Stockholders on May 6, 2008, filed as Annex B to the Registrant’s Proxy Statement dated April 13, 2008, and incorporated herein by reference.
10(a)(iii)*	Cousins Properties Incorporated 2005 Restricted Stock Unit Plan, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 9, 2005, and incorporated herein by reference.
10(a)(iv)*	Amendment No. 1 to Cousins Properties Incorporated 2005 Restricted Stock Unit Plan, filed as Exhibit 10(a)(iii) to the Registrant’s Form 10-Q for the quarter ended March 31, 2006, and incorporated herein by reference.
10(a)(v)*	Form of Restricted Stock Unit Certificate (with Performance Criteria), filed as Exhibit 10(a)(iv) to the Registrant’s Form 10-Q for the quarter ended March 31, 2006, and incorporated herein by reference.
10(a)(vi)*	Cousins Properties Incorporated 1999 Incentive Stock Plan — Form of Key Employee Non-Incentive Stock Option and Stock Appreciation Right Certificate, amended effective December 6, 2007, filed as Exhibit 10(a)(vi) to the Registrant’s Form 10-K for the year ended December 31, 2007 and incorporated herein by reference.
10(a)(vii)*	Cousins Properties Incorporated 1999 Incentive Stock Plan — Form of Key Employee Incentive Stock Option and Stock Appreciation Right Certificate, amended effective December 6, 2007, filed as Exhibit 10(a)(vii) to the Registrant’s Form 10-K for the year ended December 31, 2007 and incorporated herein by reference.
10(a)(viii)*	Cousins Properties Incorporated 2005 Restricted Stock Unit Plan — Form of Restricted Stock Unit Certificate, filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated December 11, 2006, and incorporated herein by reference.
10(a)(ix)*	Amendment No. 2 to the Cousins Properties Incorporated 2005 Restricted Stock Unit Plan, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 18, 2006, and incorporated herein by reference.
10(a)(x)*	Cousins Properties Incorporated 2005 Restricted Stock Unit Plan — Form of Restricted Stock Unit Certificate for Directors, filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on August 18, 2006, and incorporated herein by reference.
10(a)(xi)*	Form of Change in Control Severance Agreement, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 31, 2007, and incorporated herein by reference.
10(a)(xii)*	Amendment No. 1 to the Cousins Properties Incorporated 1999 Incentive Stock Plan, filed as Exhibit 10(a)(ii) to the Registrant’s Form 10-Q for the quarter ended March 31, 2008, and incorporated herein by reference.
10(a)(xiii)*	Amendment No. 4 to the Cousins Properties Incorporated 2005 Restricted Stock Unit Plan dated September 8, 2008, filed as Exhibit 10(a)(xiii) to the Registrant’s Form 10-K for the year ended December 31, 2008 and incorporated herein by reference.
10(a)(xiv)*	Amendment No. 5 to the Cousins Properties Incorporated 2005 Restricted Stock Unit Plan dated February 16, 2009, filed as Exhibit 10(a)(xiv) to the Registrant’s Form 10-K for the year ended December 31, 2008 and incorporated herein by reference.
10(a)(xv)*	Form of Amendment Number One to Change in Control Severance Agreement filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated May 12, 2009, and incorporated herein by reference.
10(a)(xvi)*	Amendment Number 6 to the Cousins Properties Incorporated 2005 Restricted Stock Unit Plan filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated May 12, 2009, and incorporated herein by reference.

10(a)(xvii)*	Form of Cousins Properties Incorporated Cash Long Term Incentive Award Certificate filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated May 12, 2009, and incorporated herein by reference.
10(a)(xviii)*	Cousins Properties Incorporated 2009 Incentive Stock Plan, as approved by the Stockholders on May 12, 2009, filed as Annex B to the Registrant’s Proxy Statement dated April 3, 2009, and incorporated herein by reference.
10(a)(xix)*	Cousins Properties Incorporated Director Non-Incentive Stock Option and Stock Appreciation Right Certificate under the Cousins Properties Incorporated 2009 Incentive Stock Plan, filed as Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended June 30, 2009, and incorporated herein by reference.
10(a)(xx)*†	Cousins Properties Incorporated 2005 Restricted Stock Unit Plan — Form of Restricted Stock Unit Certificate for 2010-2012 Performance Period.
10(a)(xxi)*†	Cousins Properties Incorporated 2009 Incentive Stock Plan — Form of Key Employee Non-Incentive Stock Option Certificate.
10(a)(xxii)*†	Cousins Properties Incorporated 2009 Incentive Stock Plan — Form of Stock Grant Certificate.
10(b)*	Consulting Agreement with Joel Murphy, dated as of December 5, 2008, including the Amendment Number One to the Form of Restricted Stock Unit Certificate (with Performance Criteria), filed as Exhibit 10(b) to the Registrant’s Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.
10(c)*	Retirement Agreement and General Release by and among Thomas D. Bell, Jr. and Cousins Properties Incorporated dated June 7, 2009, filed as Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2009, and incorporated herein by reference.
10(d)	Amended and Restated Credit Agreement, dated as of August 29, 2007, among Cousins Properties Incorporated as the Principal Borrower (and the Borrower Parties, as defined, and the Guarantors, as defined); Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer; Banc of America Securities LLC as Sole Lead Arranger and Sole Book Manager; Eurohypo AG, as Syndication Agent; PNC Bank, N. A., Wachovia Bank, N. A., and Wells Fargo Bank, as Documentation Agents; Norddeutsche Landesbank Girozentrale, as Managing Agent; Aareal Bank AG, Charter One Bank, N.A., and Regions Bank, as Co-Agents; and the Other Lenders Party Hereto, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 30, 2007, and incorporated herein by reference.
10(e)	Loan Agreement dated as of August 31, 2007, between Cousins Properties Incorporated, a Georgia corporation, as Borrower and JP Morgan Chase Bank, N.A., a banking association chartered under the laws of the United States of America, as Lender, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 7, 2007, and incorporated herein by reference.
10(f)	Loan Agreement dated as of October 16, 2007, between 3280 Peachtree I LLC, a Georgia limited liability corporation, as Borrower and The Northwestern Mutual Life Insurance Company, as Lender, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed October 17, 2007, and incorporated herein by reference.
10(g)	Contribution and Formation Agreement between Cousins Properties Incorporated, CP Venture Three LLC and The Prudential Insurance Company of America, including Exhibit U thereto, filed as Exhibit 10.1 to the Registrant’s Form 8-K filed on May 4, 2006, and incorporated herein by reference.
10(h)	Form of Indemnification Agreement, filed as Exhibit 10.1 to the Registrant’s Form 8-K dated June 18, 2007, and incorporated herein by reference.

10(i)	Underwriting Agreement dated September 15, 2009 by and among Cousins Properties Incorporated, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. Incorporated and J.P. Morgan Securities Inc., as representatives of the several underwriters, filed as Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed on September 17, 2009, and incorporated herein by reference.
10(j)	First Amendment dated as of February 19, 2010 to the Amended and Restated Credit Agreement dated August 29, 2007, among Cousins Properties Incorporated as the Principal Borrower (and the Co-Borrowers, as defined, and the Guarantors, as defined); Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer; Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager; Eurohypo AG, New York Branch, as Syndication Agent; PNC Bank, N. A., Wachovia Bank, N. A., and Wells Fargo Bank, N. A., as Documentation Agents; Norddeutsche Landesbank Girozentrale, as Managing Agent; and Aareal Bank AG, Charter One BANK, N.A. and Regions Bank, as Co-Agents, filed as Exhibit 10.1 to the Registrant’s Current Report on form 8-K filed on February 25, 2010, and incorporated herein by reference.
11	Computation of Per Share Earnings. Data required by SFAS No. 128, “Earnings Per Share,” is provided in Note 2 of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K and incorporated herein by reference.
12†	Statement Regarding Computation of Earnings to Combined Fixed Charges and Preferred Dividends.
21†	Subsidiaries of the Registrant.
23†	Consent of Independent Registered Public Accounting Firm.
31.1†	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan or arrangement.

†	Filed herewith.

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

Dated: February 26, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Capacity	Date

/s/ Lawrence L. Gellerstedt, III Lawrence L. Gellerstedt, III	Chief Executive Officer and President (Principal Executive Officer)	February 26, 2010

/s/ James A. Fleming James A. Fleming	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 26, 2010

/s/ John D. Harris, Jr. John D. Harris, Jr.	Senior Vice President, Chief Accounting Officer and Assistant Secretary (Principal Accounting Officer)	February 26, 2010

/s/ Erskine B. Bowles Erskine B. Bowles	Director	February 26, 2010

/s/ Tom G. Charlesworth Tom G. Charlesworth	Director	February 26, 2010

/s/ James D. Edwards James D. Edwards	Director	February 26, 2010

/s/ Lillian C. Giornelli Lillian C. Giornelli	Director	February 26, 2010

/s/ S. Taylor Glover S. Taylor Glover	Chairman of the Board of Directors	February 26, 2010

/s/ James H. Hance, Jr. James H. Hance, Jr.	Director	February 26, 2010

Signature	Capacity	Date

/s/ William B. Harrison, Jr. William B. Harrison, Jr.	Director	February 26, 2010

/s/ Boone A. Knox Boone A. Knox	Director	February 26, 2010

/s/ William Porter Payne William Porter Payne	Director	February 26, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Cousins Properties Incorporated:

We have audited the accompanying consolidated balance sheets of Cousins Properties Incorporated and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of income, equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cousins Properties Incorporated and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As described in Note 2 to the consolidated financial statements, the Company adopted new accounting provisions with respect to noncontrolling interests and retrospectively adjusted all periods presented in the consolidated financial statements.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Atlanta, Georgia
February 26, 2010

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,
	2009	2008

ASSETS
PROPERTIES:
Operating properties, net of accumulated depreciation of $233,091 and $182,050 in 2009 and 2008, respectively	$1,006,760	$853,450
Projects under development	—	172,582
Land held for investment or future development	137,233	115,862
Residential lots	62,825	59,197
Multi-family units held for sale	28,504	70,658

Total properties	1,235,322	1,271,749
CASH AND CASH EQUIVALENTS	9,464	82,963
RESTRICTED CASH	3,585	3,636
NOTES AND OTHER RECEIVABLES, net of allowance for doubtful accounts of $5,734 and $2,764 in 2009 and 2008, respectively	49,678	51,267
INVESTMENT IN UNCONSOLIDATED JOINT VENTURES	146,150	200,850
OTHER ASSETS	47,353	83,330

TOTAL ASSETS	$1,491,552	$1,693,795

LIABILITIES AND EQUITY
NOTES PAYABLE	$590,208	$942,239
ACCOUNTS PAYABLE AND ACCRUED LIABILITIES	56,577	65,026
DEFERRED GAIN	4,452	171,838
DEPOSITS AND DEFERRED INCOME	7,465	6,485

TOTAL LIABILITIES	658,702	1,185,588
COMMITMENTS AND CONTINGENT LIABILITIES
REDEEMABLE NONCONTROLLING INTERESTS	12,591	3,945
STOCKHOLDERS’ INVESTMENT:
Preferred stock, 20,000,000 shares authorized, $1 par value:
7.75% Series A cumulative redeemable preferred stock, $25 liquidation preference; 2,993,090 shares issued and outstanding in 2009 and 2008	74,827	74,827
7.50% Series B cumulative redeemable preferred stock, $25 liquidation preference; 3,791,000 shares issued and outstanding in 2009 and 2008	94,775	94,775
Common stock, $1 par value, 150,000,000 shares authorized, 103,352,382 and 54,922,173 shares issued in 2009 and 2008, respectively	103,352	54,922
Additional paid-in capital	662,216	368,829
Treasury stock at cost, 3,570,082 shares in 2009 and 2008	(86,840)	(86,840)
Accumulated other comprehensive loss on derivative instruments	(9,517)	(16,601)
Distributions in excess of net income	(51,402)	(23,189)

TOTAL STOCKHOLDERS’ INVESTMENT	787,411	466,723
Nonredeemable noncontrolling interests	32,848	37,539

TOTAL EQUITY	820,259	504,262

TOTAL LIABILITIES AND EQUITY	$1,491,552	$1,693,795

See notes to consolidated financial statements.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Years Ended December 31,
	2009	2008	2007

REVENUES:
Rental property revenues	$149,789	$147,394	$112,645
Fee income	33,806	47,662	36,314
Multi-family residential unit sales	30,841	8,444	20
Residential lot and outparcel sales	7,421	6,993	9,949
Interest and other	3,025	4,158	6,429

	224,882	214,651	165,357

COSTS AND EXPENSES:
Rental property operating expenses	66,565	56,607	46,139
Multi-family residential unit cost of sales	25,629	7,330	(124)
Residential lot and outparcel cost of sales	5,023	3,776	7,809
General and administrative expenses	33,948	40,988	40,643
Separation expenses	3,257	1,186	—
Reimbursed general and administrative expenses	15,506	16,279	17,167
Depreciation and amortization	55,833	52,925	39,796
Interest expense	41,393	33,151	8,816
Impairment losses	40,512	2,100	—
Other	13,143	6,049	2,822

	300,809	220,391	163,068

GAIN (LOSS) ON EXTINGUISHMENT OF DEBT AND INTEREST RATE SWAPS, NET	9,732	—	(446)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE TAXES, UNCONSOLIDATED JOINT VENTURES AND SALE OF INVESTMENT PROPERTIES	(66,195)	(5,740)	1,843
(PROVISION) BENEFIT FOR INCOME TAXES FROM OPERATIONS	(4,341)	8,770	4,423
INCOME (LOSS) FROM UNCONSOLIDATED JOINT VENTURES:
Equity in net income (loss) from unconsolidated joint ventures	(17,639)	9,721	6,096
Impairment losses on investments in unconsolidated joint ventures	(51,058)	—	—

	(68,697)	9,721	6,096

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE GAIN ON SALE OF INVESTMENT PROPERTIES	(139,233)	12,751	12,362
GAIN ON SALE OF INVESTMENT PROPERTIES	168,637	10,799	5,535

INCOME FROM CONTINUING OPERATIONS	29,404	23,550	17,897
DISCONTINUED OPERATIONS:
Loss from discontinued operations	(4)	(1,097)	(1,414)
Gain on sale of investment properties	147	2,472	18,095

	143	1,375	16,681

NET INCOME	29,547	24,925	34,578
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(2,252)	(2,378)	(1,656)

NET INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	27,295	22,547	32,922
DIVIDENDS TO PREFERRED STOCKHOLDERS	(12,907)	(14,957)	(15,250)

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$14,388	$7,590	$17,672

PER COMMON SHARE INFORMATION — BASIC:
Income from continuing operations attributable to controlling interest	$0.22	$0.12	$0.02
Income from discontinued operations	—	0.03	0.32

Basic net income available to common stockholders	$0.22	$0.15	$0.34

PER COMMON SHARE INFORMATION — DILUTED:
Income from continuing operations attributable to controlling interest	$0.22	$0.12	$0.02
Income from discontinued operations	—	0.03	0.31

Diluted net income available to common stockholders	$0.22	$0.15	$0.33

DIVIDENDS DECLARED PER COMMON SHARE	$0.74	$1.36	$1.48

See notes to consolidated financial statements.

COUSINS PROPERTIES INCORPORATED
CONSOLIDATED STATEMENTS OF EQUITY
Years Ended December 31, 2009, 2008, and 2007
(In thousands)

						Cumulative
						Undistributed
					Accumulated	Net Income
			Additional		Other	(Distributions in		Nonredeemable
	Preferred	Common	Paid-In	Treasury	Comprehensive	Excess of	Total Stockholders’	Noncontrolling
	Stock	Stock	Capital	Stock	Loss	Net Income)	Investment	Interests	Total

Balance December 31, 2006	$200,000	$54,439	$336,974	$(64,894)	$—	$99,396	$625,915	$36,775	$662,690
Net income	—	—	—	—	—	32,922	32,922	1,658	34,580
Other comprehensive loss	—	—	—	—	(4,302)	—	(4,302)	—	(4,302)

Total comprehensive income (loss)	—	—	—	—	(4,302)	32,922	28,620	1,658	30,278
Repurchase of preferred stock	—	—	—	—	—	—	—	—	—
Common stock issued pursuant to:
Exercise of options and grants under director stock plan	—	373	5,683	—	—	—	6,056	—	6,056
Restricted stock grants, net of amounts withheld for income taxes	—	43	(551)	—	—	—	(508)	—	(508)
Amortization of stock options and
restricted stock, net of forfeitures	—	(4)	5,619	—	—	—	5,615	—	5,615
Income tax benefit from stock based compensation	—	—	783	—	—	—	783	—	783
Contributions from noncontrolling interests	—	—	—	—	—	—	—	2,363	2,363
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(2,377)	(2,377)
Decrease for change in fair value of redeemable noncontrolling interests	—	—	—	—	—	2,318	2,318	—	2,318
Purchase of treasury stock	—	—	—	(21,946)	—	—	(21,946)		(21,946)
Preferred dividends paid	—	—	—	—	—	(15,250)	(15,250)	—	(15,250)
Common dividends paid	—	—	—	—	—	(76,782)	(76,782)	—	(76,782)

Balance December 31, 2007	200,000	54,851	348,508	(86,840)	(4,302)	42,604	554,821	38,419	593,240

Net income	—	—	—	—	—	22,547	22,547	2,731	25,278
Other comprehensive loss	—	—	—	—	(12,299)	—	(12,299)	—	(12,299)

Total comprehensive income (loss)	—	—	—	—	(12,299)	22,547	10,248	2,731	12,979
Repurchase of preferred stock	(30,398)	—	14,557	—	—	—	(15,841)	—	(15,841)
Common stock issued pursuant to:
Exercise of options and grants under director stock plan	—	105	1,771	—	—	—	1,876	—	1,876
Restricted stock grants, net of amounts withheld for income taxes	—	(16)	(257)	—	—	—	(273)	—	(273)
Amortization of stock options and restricted stock, net of forfeitures	—	(18)	4,296	—	—	—	4,278	—	4,278
Income tax deficiency from stock based compensation	—	—	(46)	—	—	—	(46)	—	(46)
Contributions from noncontrolling interests	—						—		—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(3,767)	(3,767)
Decrease for change in fair value of redeemable noncontrolling interests	—	—	—	—	—	(3,282)	(3,282)	156	(3,126)
Preferred dividends paid	—	—	—	—	—	(15,250)	(15,250)	—	(15,250)
Common dividends paid	—	—	—	—	—	(69,808)	(69,808)	—	(69,808)

Balance December 31, 2008	169,602	54,922	368,829	(86,840)	(16,601)	(23,189)	466,723	37,539	504,262

Net income	—	—	—	—	—	27,295	27,295	2,426	29,721
Other comprehensive income	—	—	—	—	7,084	—	7,084	—	7,084

Total comprehensive income	—	—	—	—	7,084	27,295	34,379	2,426	36,805
Common stock issued pursuant to:
Common stock offering, net of issuance costs	—	46,000	272,406	—	—	—	318,406	—	318,406
Grants under director stock plan	—	29	236	—	—	—	265	—	265
Common stock issued pursuant to stock dividend	—	2,420	17,291	—	—	(19,711)	—	—	—
Amortization of stock options and restricted stock, net of forfeitures	—	(19)	3,497	—	—	—	3,478	—	3,478
Income tax deficiency from stock based compensation	—	—	(43)	—	—	—	(43)	—	(43)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(7,117)	(7,117)
Decrease for change in fair value of redeemable noncontrolling interests	—	—	—	—	—	(180)	(180)	—	(180)
Cash preferred dividends paid	—	—	—	—	—	(12,907)	(12,907)	—	(12,907)
Cash common dividends paid	—	—	—	—	—	(22,710)	(22,710)	—	(22,710)

Balance December 31, 2009	$169,602	$103,352	$662,216	$(86,840)	$(9,517)	$(51,402)	$787,411	$32,848	$820,259

See notes to consolidated financial statements.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2009	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$29,547	$24,925	$34,578
Adjustments to reconcile net income to net cash flows provided by operating activities:
Gain on sale of investment properties, including discontinued operations	(168,784)	(13,271)	(23,630)
Loss (gain) on extinguishment of debt	(12,498)	—	446
Impairment losses	40,512	2,100	—
Impairment losses on investments in unconsolidated joint ventures	51,058	—	—
Losses on abandoned predevelopment projects	7,723	1,053	—
Depreciation and amortization	55,833	53,412	40,642
Amortization of deferred financing costs	1,473	1,587	1,127
Stock-based compensation	3,743	4,726	5,615
Change in deferred income taxes	8,897	(9,185)	(637)
Effect of recognizing rental revenues on a straight-line or market basis	(4,970)	(3,852)	(2,640)
Loss (income) from unconsolidated joint ventures	17,639	(9,721)	(6,096)
Operating distributions from unconsolidated joint ventures	7,237	23,751	7,716
Residential lot, outparcel and multi-family cost of sales, net of closing costs paid	27,415	10,681	7,326
Residential lot, outparcel and multi-family acquisition and development expenditures	(7,283)	(52,151)	(54,941)
Income tax deficiency (benefit) from stock based compensation expense	43	46	(783)
Changes in other operating assets and liabilities:
Change in other receivables and other assets	(3,537)	6,177	(2,942)
Change in accounts payable and accrued liabilities	(10,884)	290	7,923

Net cash provided by operating activities	43,164	40,568	13,704

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from investment property sales	11,727	44,913	37,947
Proceeds from venture formation	—	—	20,550
Property acquisition and development expenditures	(53,874)	(159,131)	(283,966)
Investment in unconsolidated joint ventures	(5,234)	(24,603)	(14,413)
Distributions from unconsolidated joint ventures	4,830	17,630	14,871
Investment in notes receivable, net	(34)	174	(4,159)
Change in other assets, net	(2,812)	(12,664)	(23,946)
Change in restricted cash	51	(49)	(763)

Net cash used in investing activities	(45,346)	(133,730)	(253,879)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facility	165,000	501,725	1,580,625
Repayment of credit facility	(436,000)	(243,325)	(1,620,925)
Payment of loan issuance costs	—	(320)	(4,710)
Proceeds from other notes payable	—	18,401	425,779
Repayment of other notes payable	(75,819)	(10,751)	(24,439)
Common stock issued, net of expenses	318,406	1,156	5,548
Repurchase of preferred stock	—	(15,841)	—
Repurchase of common stock	—	—	(21,946)
Income tax benefit (deficiency) from stock based compensation expense	(43)	(46)	783
Cash common dividends paid	(22,710)	(69,808)	(76,782)
Cash preferred dividends paid	(12,907)	(15,250)	(15,250)
Contributions from noncontrolling interests	32	11	416
Distributions to noncontrolling interests	(7,276)	(7,652)	(2,637)

Net cash provided by (used in) financing activities	(71,317)	158,300	246,462

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(73,499)	65,138	6,287
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	82,963	17,825	11,538

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$9,464	$82,963	$17,825

See notes to consolidated financial statements.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

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

Cousins, CREC and their subsidiaries (collectively, the “Company”) develop, manage and own office, multi-family, retail, industrial and residential real estate projects. As of December 31, 2009, the Company’s portfolio of real estate assets consisted of interests in 7.5 million square feet of office space, 4.7 million square feet of retail space, 2.0 million square feet of industrial space, 86 for-sale units in two completed multi-family projects, interests in 24 residential communities under development or held for future development, approximately 9,400 acres of strategically located land tracts held for investment or future development, and significant land holdings for development of single-family residential communities. The Company also provides leasing and/or management services for approximately 14.3 million square feet of office and retail space owned by third parties.

Basis of Presentation:  The Consolidated Financial Statements include the accounts of Cousins, its consolidated partnerships and wholly-owned subsidiaries and CREC and its consolidated subsidiaries. Intercompany transactions and balances have been eliminated in consolidation. The Company presents its financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”). In the third quarter of 2009, the Financial Accounting Standard Board’s Accounting Standards Codification (the “Codification” or “ASC”) became effective for the Company. The Codification is the single source of authoritative accounting principles applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. The Codification does not change current GAAP, but is intended to simplify user access to GAAP by providing all the authoritative literature related to a particular topic in one place. As of the effective date, all existing accounting standard documents were superseded. Accordingly, this report references the Codification as the sole source of authoritative literature.

The Company evaluates all partnership interests or other variable interests to determine if the interest qualifies as a variable interest entity (“VIE”), as defined in ASC 810. If the interest represents a VIE and the Company is determined to be the primary beneficiary, the Company consolidates the assets, liabilities and results of operations of the VIE.

The Company has a joint venture with Callaway Gardens Resort, Inc. (“Callaway”) for the development of residential lots within The Callaway Gardens Resort outside of Atlanta, Georgia. The joint venture is considered to be a VIE, and the Company was determined to be the primary beneficiary. The project is anticipated to be funded fully through Company contributions, and Callaway has no obligation to fund any costs. Although the Company is contributing all of the equity to the venture, Callaway has the right to receive returns from the project, but absorbs no losses. The Company is the sole decision maker for the venture and the development manager. As of December 31, 2009, the VIE had total assets of $1.7 million, which are consolidated in the Consolidated Balance Sheet at December 31, 2009, and no substantial liabilities.

The Company has an investment in Glenmore Garden Villas LLC (“Glenmore”), a townhome project in Charlotte, North Carolina. In the third quarter of 2009, the Company determined that it would absorb the majority of the expected losses of Glenmore and concluded that Glenmore was a VIE and that the Company was the primary beneficiary. At that time, the Company began consolidating Glenmore. As of December 31, 2009, Glenmore had total assets of $3.8 million and liabilities of $8.7 million.

The Company has an investment in Handy Road Associates, LLC (“Handy Road”), a 50-50 joint venture which owns 1,187 acres of land in suburban Atlanta, Georgia intended for future development and/or sale. In the second quarter of 2009, the partner in this venture indicated it will not make further capital contributions, and the Company determined the partner would not receive any of the economic benefits of the entity. As a result, the Company determined the venture was a VIE, and the Company was the primary beneficiary. The Company began

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consolidating Handy Road in the second quarter of 2009. As of December 31, 2009, Handy Road had total assets of $5.4 million and total liabilities of $3.4 million.

Effective January 1, 2009, under new guidance within ASC 810, certain amounts formerly reflected as minority interests were renamed noncontrolling interests and reflected in Equity, if appropriate, in the Company’s Consolidated Balance Sheets. See Note 13 for additional information.

For unconsolidated entities that the Company does not control, but exercises significant influence, the Company uses the equity method of accounting. Descriptions of each of the Company’s investments accounted for under the equity method are included in Note 5.

2.	SIGNIFICANT ACCOUNTING POLICIES

Long-Lived Assets

Cost Capitalization:  Costs related to planning, developing, leasing and constructing a property are capitalized and classified as Properties in the Consolidated Balance Sheets. These costs include costs of development personnel who work directly on projects under construction based on actual time spent on each project. In addition, the Company capitalizes interest to qualifying assets under development based on average accumulated expenditures outstanding during the period. In capitalizing interest to qualifying assets, the Company first uses the interest incurred on specific project debt, if any, and next uses the Company’s weighted average interest rate for non-project specific debt. The Company also capitalizes interest to investments accounted for under the equity method when the investee has property under development with a carrying value in excess of the investee’s borrowings. To the extent debt exists at the venture during the construction period, the venture capitalizes interest on that venture specific debt.

The Company capitalizes interest, real estate taxes and certain operating expenses on the unoccupied portion of recently completed properties from the date a project receives its certificate of occupancy to the earlier of the date on which the project achieves 95% economic occupancy or one year thereafter.

The Company capitalizes leasing costs which include commissions paid to outside brokers, legal costs incurred to negotiate and document a lease agreement and internal costs based on actual time spent by leasing personnel on successful leases for initial direct leasing activities. The Company allocates these costs to individual tenant leases and amortizes them over the related lease term.

Impairment:  The Company’s long-lived assets are mainly its real estate assets, which include operating properties, undeveloped land, residential lots and multi-family units. In accordance with ASC 360, management reviews each of its long-lived assets for the existence of any indicators of impairment. If indicators of impairment are present for long-lived assets which are held for use, the Company calculates the probability-weighted expected undiscounted future cash flows to be derived from such assets. If the undiscounted cash flows are less than the carrying amount of the real estate project, a fair value analysis is prepared, and the long-lived asset is reduced to its fair value. If a long-lived asset is considered held for sale, the Company recognizes impairment losses if the fair value, net of selling costs, is less than its carrying value. The Company recognized impairment losses in 2009 and 2008 on certain of its real estate investments — see Note 6 for more information.

The accounting for long-lived assets is the same within the Company’s unconsolidated joint ventures. In 2009 and 2008, certain unconsolidated joint ventures recorded impairment charges. See Note 5 for more information. These impairment charges were recognized in Income from Unconsolidated Joint Ventures in the Consolidated Statements of Income. No significant impairments were recorded by the Company’s unconsolidated joint ventures in 2007.

The Company evaluates its investments in unconsolidated joint ventures for impairment in accordance with ASC 323. The Company reviews each investment in unconsolidated joint ventures for any indicators of impairment. If an indicator is present, the Company estimates the fair value of the investment. If the carrying value of the

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

investment in unconsolidated joint venture is greater than the estimated fair value, management makes an assessment of whether the impairment is “temporary” or “other-than-temporary.” In making this assessment, management considers the following: (1) the length of time and the extent to which fair value has been less than cost, (2) the financial condition and near-term prospects of the entity, and (3) the Company’s intent and ability to retain its interest long enough for a recovery in market value. During 2009, the Company recorded impairment losses on its investments in four of its unconsolidated joint ventures. See Note 6 for more information. The Company recorded no impairment losses on any of its investments in joint ventures in 2008 or 2007.

The Company evaluates impairment of its goodwill in accordance with ASC 350. The Company does not amortize goodwill, but tests goodwill annually, as of November 30 (or at any point during the year if indicators of impairment exists), for impairment using a discounted cash flow analysis. The Company recorded no goodwill impairments during 2009, 2008, or 2007. See Note 11 for more information related to goodwill.

Acquisition of Operating Properties:  The Company allocates the purchase price of operating properties acquired to land, building, tenant improvements and identifiable intangible assets and liabilities based upon relative fair values at the date of acquisition in accordance with applicable accounting guidelines. The Company assesses fair value based on estimated cash flow projections that utilize appropriate discount and/or capitalization rates, as well as available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known and anticipated trends, and market and economic conditions. The values assigned to the tangible assets of an acquired property are based on the market values for land and tenant improvements and an analysis of the fair value of the building as if it were vacant. Intangible assets can consist of above or below market tenant and ground leases, customer relationships or the value of in-place leases. The values of the above and below market tenant and ground leases are recorded within Other Assets or Accounts Payable and Accrued Liabilities, in the Consolidated Balance Sheets. Above or below market tenant leases are amortized into rental revenues over the individual remaining lease terms, and above or below market ground leases are amortized into ground rent expense over the remaining term of the associated lease. The value associated with in-place leases is recorded in Other Assets and amortized to depreciation and amortization expense over the expected term (see Note 11 for further detail on Intangible Assets). On operating properties it has acquired to-date, the Company has not recorded any value to customer relationships. Tangible assets acquired are depreciated using the methodology detailed below in the Depreciation and Amortization section. For property acquisitions after January 1, 2009, the Company will follow new accounting guidelines, which could materially affect the allocation of components of assets and will require the expensing of certain closing costs; however, the effect on the Company cannot be currently quantified. There were no significant property acquisitions in 2009.

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

Discontinued Operations:  In addition to the impairment analyses guidance discussed above, gains and losses from the disposition of certain real estate assets and the related historical results of operations of these disposed of or held-for-sale assets are included in a separate section, discontinued operations, in the statements of income for all periods presented. The Company considers operating properties sold or held for sale to be discontinued operations if the Company has no significant continuing involvement. The Company also ceases

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

depreciation of a property when it is categorized as held for sale. See Note 9 for a detail of property transactions that met these requirements.

Revenue Recognition

Rental Property Revenues:  The Company recognizes income from leases which include scheduled increases in rental rates over the lease term (other than scheduled increases based on the Consumer Price Index) and/or periods of free rent on a straight-line basis. The Company recognizes revenues from tenants for operating expenses that the Company incurs which may be billed back to the tenants pursuant to their lease agreements. These operating expenses include items such as real estate taxes, insurance and other property operating costs. During 2009, 2008 and 2007, the Company recognized $28.6 million, $29.6 million and $20.6 million, respectively, in revenues for recoveries from tenants.

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

Fee Income:  The Company recognizes development and leasing fees when earned. The Company recognizes development and leasing fees received from unconsolidated joint ventures and related salaries and other direct costs incurred by the Company as income and expense based on the percentage of the joint venture which the Company does not own. Correspondingly, the Company adjusts the Investment in Unconsolidated Joint Venture asset when fees are paid to the Company by a joint venture in which the Company has an ownership interest. The Company amortizes these adjustments over a relevant period in income from unconsolidated joint ventures.

Under management agreements with both third party property owners and joint venture properties in which the Company has an ownership interest, the Company receives management fees, as well as expense reimbursements comprised primarily of on-site personnel’s salaries and benefits. The Company expenses salaries and other direct costs related to these management agreements. The Company also obtains reimbursements for certain expenditures incurred under development agreements with both third party and joint venture entities. The Company records management and development fees and the related reimbursements in Fee Income on the Consolidated Statements of Income in the same period as the corresponding expenses are incurred. Reimbursements from third party and unconsolidated joint venture management and development contracts were $15.5 million, $16.3 million and $17.2 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Multi-Family Residential Unit Sales:  The Company recognizes sales and related cost of sales of multi-family residential units by estimating profit percentages for the entire project and applying these percentages to each individual unit sale in a consistent manner. If the anticipated profit estimate changes during the course of a project, the Company adjusts cost of sales prospectively to reflect the new metrics. The Company recognizes forfeited deposits in income as earned. In certain situations, the Company has financed unit sales and recognizes profits on these sales under the deposit method of accounting. The multi-family held for sale asset on the Consolidated Balance Sheet as of December 31, 2009 contains approximately $2.0 million of assets that are under certain types of sales contracts that have not met the requirements of sales recognition under accounting rules. In addition, the asset also includes $1.8 million of units under short-term rental leases, which are therefore not currently available for sale.

Residential Lot Sales:  The Company recognizes sales and related cost of sales of developed lots to homebuilders, the majority of which historically have been accounted for on the full accrual method. If a substantial continuing obligation exists related to the sale, the Company uses the percentage of completion method. If other criteria for the full accrual method are not met, the Company utilizes the appropriate revenue recognition

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

policy as detailed in the rules. Management estimates profit percentages for the entire project and applies these percentages to each individual lot sale in a consistent manner. If the anticipated profit estimate changes during the course of a project, the Company adjusts cost of sales prospectively to reflect the new metrics.

Gain on Sale of Investment Properties:  The Company recognizes a gain on sale of investment when the sale of a property is consummated, the buyer’s initial and continuing investment is adequate to demonstrate commitment to pay, any receivable obtained is not subject to future subordination, the usual risks and rewards of ownership are transferred and the seller has no substantial continuing involvement with the property. If the Company has a commitment to the buyer and that commitment is a specific dollar amount, this commitment is accrued and the gain on sale that the Company recognizes is reduced. If the Company has a construction commitment to the buyer, management makes an estimate of this commitment, defers a portion of the profit from the sale and recognizes the deferred profit as or when the commitment is fulfilled.

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

CREC, a C-Corporation for federal income tax purposes, uses the liability method of accounting for income taxes. Tax return positions are recognized in the financial statements when they are “more-likely-than-not” to be sustained upon examination by the taxing authority. Deferred income tax assets and liabilities result from temporary differences. Temporary differences are differences between the tax bases of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future periods. A valuation allowance may be placed on deferred income tax assets. See Note 8 for more information regarding the tax position of the Company.

Stock-Based Compensation

The Company has several types of stock-based compensation plans which are described in Note 7. The Company follows the rules for stock-based compensation as outlined in the ASC. Companies are required to recognize the grant date fair value of share-based awards over the requisite service period of the awards as compensation expense. The Company uses the Black-Scholes model to value its stock option grants and estimates forfeitures in calculating the expense related to stock-based compensation. In addition, the Company reflects the impact of tax deductions for stock based compensation as both a financing and an operating cash activity, which was an income tax deficiency of $43,000 and $46,000 in 2009 and 2008, respectively, and an income tax benefit of $783,000 in 2007.

The Company recognizes compensation expense arising from share-based payment arrangements (stock options, restricted stock and restricted stock units) granted to employees and directors in general and administrative expense in the Consolidated Statements of Income over the related awards’ vesting period, which may be accelerated under the Company’s retirement feature. The Company capitalizes a portion of share-based payment

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expense to projects under development. Information for the Company’s share-based payment arrangements for the years ended December 31, 2009, 2008 and 2007 is as follows ($ in thousands, except per share amounts):

	2009	2008	2007

Expensed	$5,705	$4,168	$7,903
Amounts capitalized	(451)	(851)	(2,150)
Income tax effect, before valuation allowance	(725)	(419)	(441)

Effect on income from continuing operations and net income	$4,529	$2,898	$5,312

Effect on basic and diluted earnings per share	$0.07	$0.06	$0.10

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

On January 1, 2009, the Company adopted new guidance for calculating earnings per share. Under the new guidance, the Company is required to reflect unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents in the computation of earnings per share for all periods presented. The Company’s outstanding restricted stock has nonforfeitable rights to dividends. Both basic and diluted earnings per share for 2008 and 2007 were retroactively adjusted to conform to this presentation as follows (in thousands):

	2008		2007
	Basic	Diluted	Basic	Diluted

Weighted average shares, as originally reported	51,202	51,621	51,705	52,932
Less dilutive effect of restricted shares	—	(22)	—	(25)
Weighted average unvested restricted shares	129	129	152	152

Weighted average shares, as adjusted	51,331	51,728	51,857	53,059

Weighted average shares-basic and diluted are as follows (in thousands):

	2009	2008	2007

Weighted-average shares-basic	65,495	51,331	51,857
Dilutive potential common shares:
Stock options	—	397	1,202

Weighted-average shares-diluted	65,495	51,728	53,059

Anti-dilutive options at period end not included	6,944	3,987	972

Derivative Instruments

From time to time, the Company enters into interest rate swaps to effectively manage its interest rate risk on certain variable debt instruments. The Company accounts for its derivative instruments in accordance with ASC 815. Entities that use derivative instruments are required to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

contained within derivatives. Entities are also required to disclose certain information about the amounts and location of derivatives located within the financial statements, how the provisions of derivative accounting rules have been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows.

The Company does not utilize the “shortcut method” of accounting for these instruments and follows the hypothetical derivative method. Except for any portion of the swaps considered to be ineffective, the Company recognizes the change in value of the interest rate swaps in accumulated other comprehensive loss (“OCL”), which is included in the equity section of the Consolidated Balance Sheets. The Company records payments made or received under the interest rate swap agreements in interest expense on the Consolidated Statements of Income. The Company formally documents all relationships between hedging instruments and hedged items. The Company assesses, both at inception of the hedge and on an ongoing basis, whether the derivatives are highly effective in offsetting changes in the cash flows of the hedged items. In assessing the hedge, the Company uses standard market conventions and techniques such as discounted cash flow analysis, option pricing models and termination costs at each balance sheet date. All methods of assessing fair value result in a general approximation of value, and such value may never actually be realized. The Company analyzes ineffectiveness on a quarterly basis and records the effect of any ineffectiveness in interest expense in the Consolidated Statements of Income. Payments related to interest rate swap termination agreements are expensed as incurred. See Note 3 for more details related to the Company’s interest rate swaps.

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

New Accounting Pronouncements

Effective June 30, 2009, the Company adopted the provisions of the codification regarding the accounting and disclosures for subsequent events. This new guidance had no impact on the Company’s Consolidated Financial Statements.

The Company follows the guidelines in ASC 810 for determining the appropriate consolidation treatment of non-wholly owned entities. The Company will adopt new guidelines effective January 1, 2010, which modify how a company determines when an entity that is insufficiently capitalized or is not controlled through voting or similar rights should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. An ongoing reassessment of whether a company is the primary beneficiary of a VIE, and additional disclosures about a company’s involvement in VIEs, including any significant changes in risk exposure due to that involvement, will be required. The Company does not anticipate an adverse effect from these changes on financial condition, results of operations or cash flows.

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

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In the periods prior to the second quarter of 2009, the Company included separation payments to terminated employees within the general and administrative expense line item. Beginning in the second quarter of 2009, these amounts were segregated on the Consolidated Statements of Income and prior period amounts have been revised to conform to this new presentation.

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

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	NOTES PAYABLE, COMMITMENTS AND CONTINGENCIES

The following table summarizes the terms of notes payable outstanding at December 31, 2009 and 2008 ($ in thousands):

		Term/
		Amortization		Outstanding at December 31,
Description	Interest Rate	Period (Years)	Maturity	2009	2008

Credit Facility (a maximum of $500,000), unsecured	LIBOR + 0.75% to 1.25% (see note)	4/N/A	8/29/11	$40,000	$311,000
Term Facility (a maximum of $100,000), unsecured	Swapped rate of 5.01% + 0.70% to 1.20%	5/N/A	8/29/12	100,000	100,000
Terminus 100 mortgage note (interest only)	6.13%	5/N/A	10/1/12	180,000	180,000
The American Cancer Society Center mortgage note (interest only until October 1, 2011)	6.4515%	5/30	9/1/17	136,000	136,000
San Jose MarketCenter mortgage note (interest only)	5.60%	3/N/A	12/1/10	—	83,300
333/555 North Point Center East mortgage note	7.00%	10/25	11/1/11	27,287	28,102
Meridian Mark Plaza mortgage note	8.27%	10/28	9/1/10	22,279	22,757
100/200 North Point Center East mortgage note (interest only until July 1, 2010)	5.39%	5/30	6/1/12	25,000	25,000
The Points at Waterview mortgage note	5.66%	10/25	1/1/16	17,024	17,433
600 University Park Place mortgage note	7.38%	10/30	8/10/11	12,536	12,762
Lakeshore Park Plaza mortgage note	5.89%	4/25	8/1/12	17,903	18,241
Glenmore Garden Villas, LLC (see note)	LIBOR + 2.25%	3/N/A	10/3/10	8,674	—
Handy Road Associates, LLC (see note)	Prime + 0.5%	5/N/A	3/31/10	3,340	—
King Mill Project I member loan	9.00%	3/N/A	8/29/11	—	2,711
King Mill Project I second member loan	9.00%	3/N/A	6/26/09	—	2,047
Jefferson Mill Project member loan	9.00%	3/N/A	9/13/09	—	2,652
Other miscellaneous notes	Various	Various	Various	165	234

				$590,208	$942,239

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In June 2009, the Company consolidated its investment in Handy Road, which was previously accounted for under the equity method. See Note 5 herein for further information. Upon consolidation, the Company recorded a note payable for Handy Road at its fair value of $3.2 million. This interest only note is non-recourse to the Company, is guaranteed by the third-party partner in the venture and matures on March 31, 2010. The Company is currently negotiating a one-year extension of this loan.

In September 2009, the Company consolidated its investment in Glenmore, which was previously accounted for under the equity method. See Note 5 herein for further information. Upon consolidation, the Company recorded a note payable of Glenmore at its fair value of $8.7 million. The note is due in full October 3, 2010.

Credit and Term Facilities

The Company’s Credit Facility provides for $500 million in revolving credit and a $100 million Term Facility. The Company borrowed $100 million on its Term Facility upon its inception in 2007. The maturity date of the Credit Facility is August 29, 2011, with an additional one-year extension at the Company’s election. The Credit Facility may also be expanded an additional $100 million under certain circumstances. The Term Facility matures August 29, 2012. Under the Credit and Term Facilities, the Company may borrow, at its option, funds at an interest rate calculated as (1) the greater of Bank of America’s prime rate or 0.50% over the Federal Funds Rate or (2) the current LIBOR rate plus an applicable spread (which vary between the facilities). The Company intends to elect the LIBOR option throughout the duration of the Credit and Term Facilities. At December 31, 2009, the spread over LIBOR was 0.85% for the Credit Facility and 1.05% for the Term Facility.

The Credit Facility includes customary events of default, including, but not limited to, the failure to pay any interest or principal when due, the failure to perform under covenants of the credit agreement, incorrect or misleading representations or warranties, insolvency or bankruptcy, change of control, the occurrence of certain ERISA events and certain judgment defaults. The amounts outstanding under the Credit Facility may be accelerated upon an event of default. The Credit Facility contains restrictive covenants pertaining to the operations of the Company, including limitations on the amount of debt that may be incurred, the sale of assets, transactions with affiliates, dividends, and distributions. The Credit Facility also includes certain financial covenants (as defined in the agreement) that require, among other things, the maintenance of an unencumbered interest coverage ratio of at least 1.75, a fixed charge coverage ratio of at least 1.50, a leverage ratio of no more than 60%, unsecured debt ratio restrictions, and a minimum stockholders’ equity of $421.9 million plus 70% of net equity proceeds after the effective date. In addition, the Company has certain covenants under its Credit Facility which could limit the amount of dividends paid. In general, dividends of any amount can be paid as long as leverage, as defined in the Facility, is less than 60%, and the Company is not in default under its facility. Certain conditions also apply in which the Company can still pay dividends if leverage is above that amount. The Company routinely monitors the status of its dividend payments in light of the Credit Facility covenants. The Company is currently in compliance with its financial covenants. If the Company’s earnings decline or if the Company’s fixed charges increase, the Company is at greater risk of violating these covenants. A prolonged economic downturn could cause the Company’s earnings to decline thereby increasing the Company’s risk of violating these covenants.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company had $40.0 million drawn on its Credit Facility as of December 31, 2009 and, net of $2.0 million reserved for outstanding letters of credit, the Company had $458.0 million available for future borrowings under this facility. In 2007, the Company amended the Credit Facility, and charged $446,000 to loss on extinguishment of debt for a portion of the unamortized loan closing costs related to the amendment.

Credit Facility Amendment

In February 2010, the Company entered into a First Amendment (the “Amendment”) of its Credit and Term Facilities with Bank of America and the other participating banks. The Amendment reduced the amount available under the Credit Facility from $500 million to $250 million. The amount available under the Term Facility remained at $100 million. If and when the Term Facility is paid down, the availability under the Credit Facility will increase correspondingly, to allow a total available under the combined Facilities of $350 million. The maturity dates for both Facilities remain the same under the Amendment.

Amounts outstanding under the Facilities accrue interest at LIBOR plus a spread. The Amendment changed the spread for the Credit and Term Facilities, as detailed below:

		Credit Facility	Term Facility
	Applicable Spread —	Applicable Spread —	Applicable Spread —
Leverage Ratio	As Amended	Before Amendment	Before Amendment

Ü=35%	1.75%	0.75%	0.70%
>35% but Ü= 45%	2.00%	0.85%	0.80%
>45% but Ü= 50%	2.25%	0.95%	0.90%
>50% but Ü= 55%	2.25%	1.10%	1.05%
>55%	N/A	1.25%	1.20%

Certain covenants changed under the Amendment, specifically, the minimum Consolidated Fixed Charge Coverage Ratio, as defined, decreased from 1.50 to 1.30. The Company incurred an administrative fee of approximately $1.6 million related to the Amendment.

Interest Rate Swap Agreements

In 2007, the Company entered into an interest rate swap agreement with a notional amount of $100 million in order to manage its interest rate risk under the Term Facility. The Company designated this swap as a cash flow hedge, and this swap effectively fixes the underlying LIBOR rate of the Term Facility at 5.01% through August 2012.

In 2008, the Company entered into two interest rate swap agreements with notional amounts of $75 million each in order to manage interest rate risk associated with floating-rate, LIBOR-based borrowings. The Company designated these swaps as cash flow hedges, and these swaps effectively fixed a portion of the underlying LIBOR rate on $150 million of Company borrowings at an average rate of 2.84%. In October 2009, the Company terminated one of its $75 million swaps and paid the counterparty to the agreement $1.8 million, which was recognized as an expense in 2009. In addition, the Company reduced the notional amount of the second interest rate swap from $75 million to $40 million, and paid the counterparty $959,000 as a result. This fee was also recognized as an expense in 2009. The remaining $40 million interest rate swap fixes the underlying interest rate at 2.995%, and is currently being applied to the LIBOR-based borrowings under the Credit Facility through October 2010. In 2009, 2008 and 2007, there was no ineffectiveness under any of the Company’s interest rate swaps. The fair value calculation for the swaps is deemed to be a Level 2 calculation under the guidelines as set forth in ASC 820. The Company obtains a third party valuation utilizing estimated future LIBOR rates to calculate fair value.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair values of the interest rate swap agreements were recorded in Accounts Payable and Accumulated Other Comprehensive Loss on the Consolidated Balance Sheets, detailed as follows (in thousands):

		Floating Rate,
		LIBOR-based
	Term Facility	Borrowings	Total

Balance, December 31, 2007	$4,302	$—	$4,302
2008 activity	7,567	4,732	12,299

Balance, December 31, 2008	11,869	4,732	16,601
2009 activity	(3,207)	(3,877)	(7,084)

Balance, December 31, 2009	$8,662	$855	$9,517

Debt Maturities

The aggregate maturities of the indebtedness of the Company at December 31, 2009 are as follows (in thousands):

2010	$36,367
2011	79,892
2012	324,055
2013	2,041
2014	2,173
Thereafter	145,680

$590,208

Other Debt Information

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

The Company had outstanding performance bonds totaling approximately $3.8 million. The majority of the Company’s debt is fixed-rate long-term mortgage notes payable, most of which is non-recourse to the Company. The 333 and 555 North Point Center East note payable, $5.0 million of the Terminus 100 mortgage note payable, $6.75 million of the Glenmore Garden Villas note payable and the Credit and Term Facilities are recourse to the Company, which in total equaled approximately $179.0 million at December 31, 2009. Assets with carrying values of $275.5 million were pledged as security on the $411.2 million non-recourse debt of the Company. As of December 31, 2009, the weighted average maturity of the Company’s consolidated debt was 3.7 years. As of December 31, 2009, outstanding commitments for the construction and design of real estate projects, including an estimate for unfunded tenant improvements at operating properties and other funding commitments, totaled approximately $30.9 million.

At December 31, 2009 and 2008, the estimated fair value of the Company’s notes payable was approximately $586.2 million and $904.1 million, respectively, calculated by discounting future cash flows at estimated rates at which similar loans would have been obtained at December 31, 2009 and 2008. This fair value calculation is considered to be a Level 2 calculation under the guidelines as set forth in ASC 820, as the Company utilizes market rates for similar type loans from third party brokers.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the years ended December 31, 2009, 2008 and 2007, interest was recorded as follows ($ in thousands):

	2009	2008	2007

Interest expensed	$41,393	$33,151	$8,816
Interest capitalized	3,736	14,894	23,344

Total interest incurred	$45,129	$48,045	$32,160

Lease Commitments

The Company has future lease commitments under ground leases and operating leases aggregating approximately $16.8 million over weighted average remaining terms of 73.4 and 2.4 years, respectively. The Company recorded lease expense of approximately $765,000, $777,000, and $876,000 in 2009, 2008 and 2007, respectively. Amounts due under these lease commitments are as follows ($ in thousands):

2010	$573
2011	450
2012	397
2013	320
2014	304
Thereafter	14,723

$16,767

4.	DEFERRED GAIN

The deferred gain of $4.5 million and $171.8 million at December 31, 2009 and 2008, respectively, arose from two transactions with affiliates of The Prudential Insurance Company of America (“Prudential”) discussed as follows:

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

The Company determined that the transaction qualified for accounting purposes as a sale of the properties to the venture pursuant to ASC 360, although the gain was deferred because the legal consideration the Company received from this transaction was a controlling interest in CPV Three as opposed to cash. As cash distributions have been made from the sale of properties owned by CPV Two and CPV Three, the Company has recognized the majority of the original deferred gain pursuant to ASC 360. As of December 31, 2009 and 2008, deferred gain of $4.5 million and $4.8 million, respectively, remained and the Company will recognize the deferred gain as the underlying properties in CPV Two are depreciated or sold.

CP Venture IV Holdings LLC (“CPV IV”)

In 2006, the Company and Prudential entered into another set of agreements whereby the Company contributed interests in certain operating properties it owned to a venture, CPV IV, and Prudential contributed an equal amount of cash. The venture was structured such that the operating properties were owned by CP Venture Five LLC (“CPV Five”), and the cash was held by CP Venture Six LLC (“CPV Six”), both of which are wholly-owned by CPV IV. Upon formation, the Company owned an effective interest in CPV Five of 11.5%, and an

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

effective interest in CPV Six of 88.5%, with Prudential owning the remaining effective interests of each entity. The Company accounts for its interest in CPV Five under the equity method (see Note 5), and the Company consolidates CPV Six, with Prudential’s share of the results recorded as nonredeemable noncontrolling interest, which equaled approximately $32.3 million and $36.9 million at December 31, 2009 and 2008, respectively.

The five properties that the Company contributed to CPV IV (the “CPV IV Properties”) were valued initially at $340.0 million, and Prudential contributed cash of $300.0 million and assumed the mortgage debt valued at $40.0 million on one of the contributed properties. In 2007, Prudential contributed an additional $20.6 million to CPV IV as certain conditions were satisfied with respect to the expansions of two of the contributed properties. In 2008, the Company conveyed its interests in two retail centers which were under development to CPV Six. Prudential receives a priority current return of 6.5% per annum on an amount equal to 11.5% of its capital contributions to the venture, in addition to a liquidation preference. After these preferences, the Company is entitled to certain priority distributions related to the properties developed or acquired by CPV Six after which, the Company and Prudential share residual distributions, if any, with respect to cash flows from CPV Six, 88.5% to the Company and 11.5% to Prudential.

The Company determined that the transaction qualified for accounting purposes as a sale of the properties to the venture pursuant to ASC 360. However, because the legal consideration the Company received from this transaction was a controlling interest in CPV Six as opposed to cash, the Company determined that the gain on the transaction should be deferred. The gain was included in Deferred Gain on the Company’s Consolidated Balance Sheets and was calculated as 88.5% of the difference between the book value of the Properties and the fair value as detailed above. The balance in Deferred Gain related to this venture was $167.2 million at December 31, 2008. In February 2009, CPV Six distributed cash to its partners which exceeded the 10% threshold for gain recognition. At that time, the Company recognized the $167.2 million as gain on sale of investment properties.

5.	INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

The following information summarizes financial data and principal activities of unconsolidated joint ventures. The information included in the following table entitled Summary of Financial Position is as of December 31, 2009 and 2008. The information included in the Summary of Operations table is for the years ended December 31, 2009, 2008 and 2007 ($ in thousands).

							Company’s
	Total Assets		Total Debt		Total Equity		Investment
	2009	2008	2009	2008	2009	2008	2009	2008

SUMMARY OF FINANCIAL POSITION:
CP Venture IV LLC entities	$324,402	$340,452	$35,451	$36,834	$277,063	$289,938	$15,933	$16,797
Charlotte Gateway Village, LLC	160,266	166,006	110,101	122,362	48,214	42,423	10,401	10,434
CF Murfreesboro Associates	139,782	134,284	113,476	109,926	23,231	21,756	13,817	13,126
Palisades West LLC	125,537	131,505	—	—	74,237	74,440	39,104	38,757
CL Realty, L.L.C.	114,598	126,728	3,568	4,901	109,184	118,044	49,825	72,855
CPV and CPV Two	101,209	101,820	—	—	99,133	100,519	3,270	3,420
Terminus 200 LLC	27,537	88,927	76,762	44,328	(47,921)	34,102	—	20,154
Temco Associates, LLC	60,752	61,832	3,061	3,198	57,484	58,262	22,716	29,799
Crawford Long — CPI, LLC	35,277	37,225	49,710	50,661	(15,280)	(14,364)	(6,396)	(5,936)
Ten Peachtree Place Associates	22,971	24,138	27,341	27,871	(4,846)	(4,161)	(3,887)	(3,563)
Wildwood Associates	21,263	21,431	—	—	21,205	21,339	(1,647)	(1,581)
TRG Columbus Dev Venture, Ltd.	6,802	11,087	—	—	2,464	4,714	383	1,179
Pine Mountain Builders, LLC	6,807	7,973	1,834	2,781	3,119	2,682	2,631	1,920
Glenmore Garden Villas LLC	—	9,985	—	7,990	—	1,167	—	1,134
Handy Road Associates, LLC	—	5,381	—	3,294	—	1,989	—	2,142
CPI/FSP I, L.P.	—	6	—	—	—	—	—	—
Other	—	658	—	—	—	659	—	213

	$1,147,203	$1,269,438	$421,304	$414,146	$647,287	$753,509	$146,150	$200,850

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

							Company’s Share of
	Total Revenues			Net Income (Loss)			Net Income (Loss)
	2009	2008	2007	2009	2008	2007	2009	2008	2007

SUMMARY OF OPERATIONS:
CP Venture IV LLC entities	$32,698	$36,188	$34,774	$4,555	$4,808	$6,158	$1,142	$1,051	$1,248
Charlotte Gateway Village, LLC	31,276	31,292	31,212	6,997	6,286	5,708	1,176	1,176	1,176
CF Murfreesboro Associates	12,205	9,970	1,780	1,474	389	(332)	539	36	(202)
Palisades West LLC	12,677	1,227	276	5,303	539	253	2,588	257	127
CL Realty, L.L.C.	2,698	8,315	7,393	(8,500)	6,780	3,374	(2,552)	2,882	998
CPV and CPV Two	18,038	19,882	20,259	8,552	9,156	23,252	882	955	2,401
Terminus 200 LLC	654	414	—	(82,441)	(12)	(386)	(20,954)	(6)	(193)
Temco Associates, LLC	1,420	6,426	8,305	(2,728)	940	256	(1,357)	543	161
Crawford Long — CPI, LLC	11,324	11,309	10,752	1,784	1,626	1,477	890	807	693
Ten Peachtree Place Associates	7,436	7,269	7,004	718	518	317	375	274	174
Wildwood Associates	—	1	8	(133)	(213)	(178)	(67)	(107)	(89)
TRG Columbus Dev. Venture, Ltd.	506	57,645	8,756	30	7,435	275	115	1,892	(184)
Glenmore Garden Villas LLC	—	—	—	(311)	(33)	—	(175)	(16)	—
Pine Mountain Builders, LLC	2,143	4,250	2,827	(254)	336	206	(142)	153	41
Handy Road Associates, LLC	—	—	4	—	(237)	(350)	(60)	(120)	(175)
CPI/FSP I, L.P.	—	4,448	—	—	1,017	(54)	—	(33)	(21)
Other	—	20	(11)	(5)	(160)	(144)	(39)	(23)	(59)

	$133,075	$198,656	$133,339	$(64,959)	$39,175	$39,832	$(17,639)	$9,721	$6,096

See Note 6 herein for a discussion of impairments taken by the Company on certain of its investments in joint ventures. The Company’s share of income above includes results of operations and any impairments that may have been recognized at the venture level, and excludes impairments taken on the Company’s investment in these entities.

CPV IV — See Note 4 for further description. Upon formation of CPV IV in June 2006, the Company recorded its investment in CPV IV at an amount equal to 11.5% of its original cost basis in the CPV IV Properties. The Company recognized equity income from the operations of CPV Five beginning on the formation date based on its percentage interest in CPV Five. The CPV IV Properties are five retail properties totaling approximately 1.2 million rentable square feet; three in suburban Atlanta, Georgia and two in Viera, Florida. CPV Five has a mortgage note payable secured by one property with a carrying value of $35.5 million, a maturity of August 1, 2010 and an interest rate of 8.39%. The assets of CPV IV in the above table include a cash balance of approximately $3.1 million at December 31, 2009.

Charlotte Gateway Village, LLC (“Gateway”) — Gateway is a joint venture between the Company and Bank of America Corporation (“BOA”) and owns and operates Gateway Village, a 1.1 million rentable square foot office building complex in downtown Charlotte, North Carolina. The project is 100% leased to BOA through 2016. Gateway’s net income or loss and cash distributions are allocated to the members as follows: first to the Company so that it receives a cumulative compounded return equal to 11.46% on its capital contributions, second to BOA until it receives an amount equal to the aggregate amount distributed to the Company and then 50% to each member. The Company’s total project return on Gateway is estimated to be ultimately limited to an internal rate of return of 17% on its invested capital. Gateway has a mortgage note payable with an original principal of $190 million, a maturity of December 1, 2016 and an interest rate of 6.41%. The assets of the venture in the above table include a cash balance of approximately $2.3 million at December 31, 2009.

CF Murfreesboro Associates (“CF Murfreesboro”) — In 2006, the Company formed CF Murfreesboro, a 50-50 joint venture between the Company and an affiliate of Faison Associates, to develop The Avenue Murfreesboro, a 751,000 square foot retail center in suburban Nashville, Tennessee, which opened in the fourth quarter of 2007. The development of the center was financed mainly by a construction loan, with a maximum amount available of $131 million, an interest rate of LIBOR plus 1.15% and a maturity date of July, 20, 2010, with a one-

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

year extension option if certain conditions have been met. The retail center serves as collateral on the loan. Approximately $113.5 million has been drawn on the construction loan as of December 31, 2009. In addition the Company has a repayment guarantee equal to 20% of the maximum available that reduces to 12.5% if certain leasing and financial performance criteria are met, which have not been met to-date. The Company recorded a liability of approximately $262,000 representing the estimated fair value of the guarantee at the date of inception. The CF Murfreesboro loan has a requirement that certain leasing and occupancy percentages be met by July 20, 2009. While the Company believes that these requirements were met, the lenders have not yet confirmed that the requirement has been satisfied, and the lenders have therefore reserved any and all rights under the loan agreement regarding future funding requirements and future defaults under the loan. The lenders have funded all draw requests submitted subsequent to July 20, 2009, and the Company is in discussion with the lenders to extend the loan and does not expect a material adverse affect on financial condition or results of operations related to this loan. The assets of the venture in the above table include cash and restricted cash balances of approximately $12.6 million at December 31, 2009.

Palisades West LLC (“Palisades”) — In 2006, the Company formed Palisades in which it holds a 50% interest, with Dimensional Fund Advisors (“DFA”) as a 25% partner and Forestar (USA) Real Estate Group (“Forestar”) as the other 25% partner. Upon formation, the Company contributed land and the other partners collectively contributed an equal amount in cash. Palisades constructed and operates two office buildings totaling 373,000 square feet in Austin, Texas. One of the buildings contains 216,000 square feet, is 100% leased to DFA and opened in the fourth quarter of 2008. The other building contains 157,000 square feet, is 21% leased to Forestar and 3% leased to Cousins and became partially operational in the fourth quarter of 2008. The assets of the venture in the above table include a cash balance of approximately $2.4 million at December 31, 2009.

CL Realty, L.L.C. (“CL Realty”) — CL Realty is a 50-50 joint venture between the Company and Forestar Realty Inc. and is in the business of developing and investing primarily in single-family residential lot projects. As of December 31, 2009, CL Realty was in various stages of development, either directly or through investments in joint ventures, on 14 residential projects, 10 of which are in Texas, one in Georgia and three in Florida. CL Realty sold 128, 177 and 361 lots in 2009, 2008 and 2007, respectively, and approximately 7,300 lots remain to be developed and/or sold at December 31, 2009. The venture also sold 4, 61 and 10 acres of land in 2009, 2008 and 2007, respectively, and has interests in approximately 550 remaining acres of land, which it intends to develop or sell as undeveloped tracts. The assets of the venture in the above table include a cash balance of approximately $900,000 at December 31, 2009. CL Realty has construction loans at various projects, totaling approximately $3.6 million, with maturities in 2010 and 2011.

CL Realty recorded impairment charges in 2009 and 2008, the Company’s share of which was $2.6 million and $325,000, respectively. See Note 6 for additional discussion regarding impairments.

CPV and CPV Two — See Note 4 for further description. The Company’s effective ownership in CPV Two is 10.4%, and Prudential’s is 89.6%. As of December 31, 2009, CPV Two owned one office building totaling 69,000 rentable square feet and three retail properties totaling approximately 934,000 rentable square feet. In 2007, CPV Two sold a retail center to an unrelated third party for approximately $20.9 million and recorded a gain on this sale of approximately $11.8 million. The Company recorded its share of the gains through Income from Unconsolidated Joint Ventures. The assets of the venture in the above table include a cash balance of approximately $3.4 million at December 31, 2009.

Terminus 200 LLC (“T200”) — In 2007, the Company formed T200, a 50-50 joint venture with an affiliate of Prudential. While each partner has a 50% interest in T200, cash flows may be allocated according to varying percentages based on certain performance criteria of the project, with the Company having a potentially higher percentage. T200 was formed for the purpose of developing and owning an office building, along with ancillary retail and commercial space, in the Terminus project in Atlanta, Georgia. Upon formation, T200 entered into a $138 million construction loan to fund construction, at an interest rate of LIBOR plus 1.65% and a maturity in 2011, on which $76.8 million had been drawn as of December 31, 2009. If certain criteria are met, the loan may be

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

extended for two, one-year renewal terms. The repayment of the loan is guaranteed equally by the two partners, limited to a principal amount of $17.25 million each. In addition, the Company is required to fund construction costs to T200 for amounts over certain limits, which it has determined is not probable, and the fair value of this guarantee is estimated to be nominal.

During 2009, the venture analyzed the amount and timing of cash flows from T200 and concluded the undiscounted cash flows from the project were less than the project’s carrying amount. As a result, T200 recorded an adjustment to reduce the carrying amount of the project to fair value as an impairment loss. The venture reduced the basis of its property to fair value, the Company’s share of which was $20.9 million, the balance of its investment in T200. Concurrently, the Company concluded that the total equity at risk was not sufficient to permit T200 to finance its activities without additional subordinated financial support. Therefore, the Company determined that T200 was a VIE, but the Company is not the primary beneficiary, and its interest in T200 continues to be accounted for under the equity method. The Company has a guarantee related to the construction loan at the venture, which was also accrued and impaired - see Note 6 for more information. The Company does not anticipate any additional funding to T200 under the current structure beyond that recorded and impaired in 2009.

Temco Associates, LLC (“Temco”) — Temco is a 50-50 joint venture between the Company and Forestar Realty Inc. As of December 31, 2009, Temco was in various stages of development, either directly or through investments in joint ventures, on four single-family residential communities in Georgia with approximately 1,550 total projected lots remaining to be developed and/or sold. During 2009, Temco did not sell any lots, and during 2008 and 2007, Temco sold 8 and 75 lots, respectively. Temco sold 42, 487 and 130 acres of land during 2009, 2008 and 2007, respectively, and has interests in approximately 5,850 remaining acres of land, which it intends to develop or sell as undeveloped tracts. Temco has debt of $3.1 million secured by the golf course at one of its residential developments. This debt matures in May 2012 and carries an interest rate of LIBOR plus 6.5%. In 2009, Temco recorded an impairment charge on one of its residential properties, the Company’s share of which was $631,000. See Note 6 for additional discussion regarding impairments.

Crawford Long — CPI, LLC (“Crawford Long”)  — Crawford Long is a 50-50 joint venture between the Company and Emory University and owns the Emory University Hospital Midtown Medical Office Tower, a 358,000 rentable square foot medical office building located in Midtown Atlanta, Georgia. Crawford Long has a mortgage note payable with an original principal of $55 million, a maturity of June 1, 2013 and an interest rate of 5.9%. Loan proceeds were in excess of the building basis, and when the proceeds were distributed to the partners, the Company had negative equity. The assets of the venture in the above table include a cash balance of approximately $1.0 million at December 31, 2009.

Ten Peachtree Place Associates (“TPPA”) — TPPA is a 50-50 joint venture between the Company and a wholly-owned subsidiary of The Coca-Cola Company, and owns Ten Peachtree Place, a 260,000 rentable square foot office building located in midtown Atlanta, Georgia. TPPA has a mortgage note payable for an original principal of $30 million with a maturity of April 1, 2015 and an interest rate of 5.39%. Loan proceeds were in excess of the building basis, and when the proceeds were distributed to the partners, the Company had negative equity. The assets of the venture in the above table include cash and restricted cash balances of approximately $3.2 million at December 31, 2009.

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

Wildwood Associates (“Wildwood”) — Wildwood is a 50-50 joint venture between the Company and IBM which owns approximately 36 acres of undeveloped land in Wildwood Office Park in suburban Atlanta, Georgia. At December 31, 2009, the Company’s investment in Wildwood was a credit balance of $1.6 million. This credit balance resulted from the fact that cumulative distributions from Wildwood over time have exceeded the Company

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

level basis in its contributions. This credit balance will reduce as the venture’s remaining land is sold. The Company does not have any obligation to fund Wildwood’s working capital needs.

TRG Columbus Development Venture, Ltd. (“TRG”) — TRG is 40% owned by 50 Biscayne Ventures, LLC (“Biscayne”), and 60% owned by The Related Group of Florida (“Related”). Biscayne is the limited partner in the venture and recognizes 40% of the income, after a preferred return to each partner on their equity investment and return of capital. Biscayne is 88.25% owned by the Company, and is therefore consolidated by the Company, with the results of operations for the remaining 11.75% interest recorded in noncontrolling interest. TRG constructed a 529-unit condominium project in Miami, Florida, which was financed mainly by a construction loan that was repaid in full in January 2008. All of the condominium unit sales have closed, although TRG financed the sale of five of these units, for which full profit recognition has not occurred. The majority of the proceeds from the sales have been distributed to the partners. The assets of the venture in the above table include cash and restricted cash balances of approximately $4.1 million at December 31, 2009.

Pine Mountain Builders, LLC (“Pine Mountain Builders”) — Pine Mountain Builders is a 50-50 joint venture between the Company and Fortress Construction Company that constructs homes at three of the Company’s residential communities. During 2009, 2008 and 2007, Pine Mountain Builders sold 4, 7 and 6 homes, respectively. Pine Mountain Builders has loans related to speculative houses constructed with balances totaling approximately $1.8 million at December 31, 2009 and maturity dates at various dates in 2010 and 2011. All of the loans bear interest at Prime.

Glenmore — Glenmore, a 50-50 joint venture, was formed in 2007 between CREC and First Landmark, U.S.A., LLC, in order to develop a townhome project in Charlotte, North Carolina. Upon formation, Glenmore entered into two notes with a maximum amount available of $13.5 million at an interest rate of LIBOR + 2.25% and a maturity date of October 3, 2010. Each of the partners in Glenmore guarantee 50% of the payment of principal and interest on the notes described above, which totals a maximum liability to each partner of $6.75 million. In 2009, the Company recorded certain impairment charges related to its investment in Glenmore that are more fully discussed in Note 6. The Company’s initial investment in Glenmore was $1.1 million, and it was impaired by $6.0 million to equal an obligation of $4.9 million. In the third quarter of 2009, the Company determined that it was the primary beneficiary of Glenmore as a result of a determination that the Company was expected to absorb the majority of the expected losses of the venture. Therefore, the Company began consolidating Glenmore in the third quarter of 2009 and recorded $3.8 million in land held for investment or future development and $8.7 million in notes payable on its Consolidated Balance Sheet. Glenmore sold its assets in the first quarter of 2010 for approximately the adjusted cost basis, and the debt was repaid in full.

Handy Road — Handy Road is a 50-50 joint venture between the Company and Handy Road Managers, LLC (“HRM”), and owns 1,187 acres of land in suburban Atlanta, Georgia for future development and/or sale. Handy Road has a $3.3 million interest only note payable that is guaranteed by the partners of HRM, has a maturity of March 2010, and an interest rate of Prime plus 0.5%. The Company is currently negotiating a one-year loan extension. In 2009, HRM indicated they will not make further capital contributions, and the Company determined that HRM would not receive any of the economic benefit of the entity. As a result, the Company determined Handy Road was a VIE, of which the Company was the primary beneficiary, and, therefore, the Company began consolidating Handy Road in 2009. The investment in joint venture balance was approximately $2.0 million before consolidation. Land Held for Investment or Future Development of $5.3 million and Notes Payable of $3.3 million are included on the December 31, 2009 Consolidated Balance Sheet for Handy Road.

CPI/FSP I, L.P. (“CPI/FSP”) — CPI/FSP was a 50-50 limited partnership between the Company and a venture owned by CommonWealth Pacific LLC and CalPERS, which owned an approximately 6 acre pad of land in Austin, Texas. In 2008, the Company purchased this land from CPI/FSP and expects to develop and/or sell this land in the future. The venture recognized income from this sale, although the Company did not recognize its share in income from joint ventures, due to the related party nature of the transaction.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Additional Information — During the development or construction of an asset, the Company and its partners may be committed to provide funds pursuant to a development plan. However, in general, the Company does not have any obligation to fund the working capital needs of its unconsolidated joint ventures. The partners may elect in their discretion to fund cash needs if the venture required additional funds to effect re-leasing or had other specific needs. Additionally, at December 31, 2009, the Company generally does not guarantee the outstanding debt of any of its unconsolidated joint ventures, except for customary “non-recourse carve-out” guarantees of certain mortgage notes: $26.2 million of the CF Murfreesboro construction loan, $17.3 million of the T200 construction loan, and $6.75 million of the Glenmore construction loan.

The Company recognized $8.9 million, $10.0 million, and $9.1 million of development, leasing, and management fees, including salary and expense reimbursements, from unconsolidated joint ventures in 2009, 2008 and 2007, respectively. See Note 2, Fee Income, for a discussion of the accounting treatment for fees from unconsolidated joint ventures.

6.	IMPAIRMENT OF CERTAIN ASSETS

Impairment Loss

During 2009, the Company recorded the following impairment losses (in thousands) in costs and expenses:

10 Terminus Place	$34,900
Company airplane	4,012
Note receivable	1,600

$40,512

10 Terminus Place, a condominium project in Atlanta, Georgia that the Company developed, was substantially complete in late 2008. The Company considers this project to be held-for-sale pursuant to ASC 360, which requires companies to record long-lived assets held-for-sale at the lower of cost or fair value, less costs to sell. As a result of the declining market for condominiums and the pace and pricing of actual sales at 10 Terminus Place, the Company is continually updating its expectations regarding the timing and amount of projected future cash flows. These analyses resulted in the Company recording an impairment loss of $2.1 million in 2008 and an impairment loss of $34.9 million in 2009, related to decreases in the estimated fair value of this project. There are 82 units remaining to be sold at 10 Terminus Place and the carrying amount is $25.8 million at December 31, 2009, included in the Multi-Family Units Held-for-Sale caption in the Company’s Consolidated Balance Sheet.

In 2009, the Company decided to sell its airplane at an amount lower than its cost basis, which resulted in an impairment loss of $4.0 million. The airplane was subsequently sold at approximately its revised cost.

The impairment loss on the note receivable relates to a mezzanine loan made to a developer of a condominium project in Asheville, North Carolina. The developer defaulted on the loan, and the Company acquired the project in July 2009 in satisfaction of the note and concurrently paid the remaining outstanding balance of the third party construction loan. The Company recorded the difference between the fair value of the project and the book value of the note receivable, plus the amount paid to the construction lender, as an impairment charge in 2009. The Company sold most of the units at this project after it acquired the project, and there are four units remaining as of December 31, 2009.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Impairment loss on investment in unconsolidated joint ventures

The Company recorded the following impairment losses on its investments in unconsolidated joint ventures in 2009:

CL Realty	$20,300
Temco	6,700
T200	17,993
Glenmore	6,065

$51,058

The Company analyzed its investments in CL Realty and Temco for impairment in accordance with ASC 323 and 360 and determined that the fair value of CL Realty and Temco was less than each investment’s carrying amount. As a result of the state of the market for residential lots, adjustments to the sell-out period for certain projects and the duration of the market decline, the Company determined that the impairments at CL Realty and Temco were other-than-temporary and recorded the impairment charges in the second quarter 2009.

As discussed in Note 5, T200 recognized an impairment loss in 2009, the Company’s share of which was $20.9 million. The Company guarantees the T200 construction loan up to a maximum of $17.25 million. The Company determined that it was probable that it would be required to fund this guarantee in accordance with ASC 450-10 and accrued its obligation in 2009. The Company also has certain commitments to fund tenant improvement construction at T200, which amounts were accrued in 2009. Both of these amounts have been determined to not be recoverable by the Company, and the Company recognized an impairment charge as a result.

In 2009, the Company determined that its investment in Glenmore was other-than-temporarily impaired and recognized an impairment loss on its investment in the venture of $1.1 million. Upon consolidation of Glenmore in 2009 as discussed in Note 5, the Company recorded an additional impairment charge of $4.9 million on its investment in Glenmore, which represents the difference between the fair value of the assets and the fair value of the debt. Based on the financial condition of the Company’s partner in Glenmore, the Company did not reduce the impairment charge by any amount associated with the partner funding its share of the deficiency.

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

7.	EQUITY

2009 Incentive Stock Plan:

The Company maintains the 2009 Incentive Stock Plan (the “2009 Plan”), which allows the Company to issue awards of stock options, stock grants or stock appreciation rights. As of December 31, 2009, 1,209,909 shares were authorized to be awarded pursuant to the 2009 Plan. The Company also maintains the 1999 Incentive Stock Plan, the 1995 Stock Incentive Plan, the Stock Plan for Outside Directors and the Stock Appreciation Rights Plan (collectively, the “Predecessor Plans”) under which stock awards have been issued.

Stock Options — At December 31, 2009, the Company had 6,943,858 stock options outstanding to key employees and outside directors pursuant to the 2009 Plan and the Predecessor Plans. The Company typically uses authorized, unissued shares to provide shares for option exercises. The stock options have a term of 10 years from

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the date of grant, and a vesting period of four years, except director stock options, which immediately vest. In 2006, the stock option certificates for grants on or after December 11, 2006 were amended to include a stock appreciation right. A stock appreciation right permits an employee to waive his or her right to exercise the stock option and to instead receive the value of the option, net of the exercise price and tax withholding, in stock, without requiring the payment of the exercise.

The outstanding employee stock option awards include a retirement feature. Employees who meet the requirements of the retirement feature vest immediately in their stock options upon retirement. In addition, the Company accelerates the expense for employees who will become eligible under this feature before the end of their original vesting period, even if the employee has not retired. An employee who meets the requirements of the retirement feature will have the remaining original term to exercise their stock options after retirement. The certificates currently allow for an exercise period of one year after termination for employees who are not retirement-eligible.

The Company calculates the fair value of each option grant on the grant date using the Black-Scholes option-pricing model which requires the Company to provide certain inputs, as follows:

•	The risk-free interest rate utilized is the interest rate on U.S. Government Bonds and Notes having the same life as the estimated life of the Company’s option awards.

•	Expected life of the options granted is estimated based on historical data reflecting actual hold periods plus an estimated hold period for unexercised options outstanding.

•	Expected volatility is based on the historical volatility of the Company’s stock over a period relevant to the related stock option grant.

•	The assumed dividend yield is based on the Company’s expectation of an annual dividend rate for regular dividends over the estimated life of the option.

For 2009, 2008 and 2007, the Company computed the value of all stock options granted using the Black-Scholes option pricing model with the following assumptions and results:

	2009	2008	2007

Assumptions
Risk-free interest rate	1.94%	2.62%	3.60%
Assumed dividend yield	6.00%	5.04%	5.00%
Assumed lives of option awards (in years)	6.00	5.76	5.80
Assumed volatility	0.470	0.268	0.245
Results
Weighted average fair value of options granted	$2.18	$3.74	$3.74

The Company recognizes compensation expense using the straight-line method over the vesting period of the options, with the offset recognized in additional paid-in capital. During 2009, 2008 and 2007, approximately $2.0 million, $2.6 million and $3.1 million, respectively, was recognized as compensation expense related to the options for employees and directors, before capitalization to projects under development or income tax benefit. In the second quarter of 2009, the Company’s former Chairman of the Board and Chief Executive Officer, retired. As a part of his retirement agreement, all of his outstanding stock options became fully vested upon retirement, and his stock options were modified to allow for the original exercise periods to remain intact. In connection with this agreement, the Company recognized an additional $872,000 in compensation expense. In 2008, the Company amended the stock option certificates of another former executive and recognized expense of $292,000 related to the modification.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company anticipates recognizing $2.1 million in future compensation expense related to stock options, which will be recognized over a weighted average period of two years. There were no options exercised in 2009, and, as of December 31, 2009, there is no intrinsic value in the options outstanding or exercisable, based on the exercise prices of the options compared to the market value of the Company’s stock. The weighted-average contractual life for the options outstanding and exercisable was 5.0 years and 4.5 years, respectively, at December 31, 2009.

The following is a summary of stock option activity under the 2009 Plan and the Predecessor Plans for the year ended December 31, 2009 (in thousands, except per share amounts):

		Weighted Average
	Number of	Exercise Price per
	Options	Option

2009 Plan and Predecessor Plans
Outstanding, beginning of year	6,418	$23.74
Granted	884	8.42
Forfeited/Expired	(359)	21.81

Outstanding, end of year	6,943	$21.89

Options exercisable at end of year	6,052	$22.74

Stock Grants — As indicated above, the 2009 Plan provides for stock grants, which may be subject to specified performance and vesting requirements. At December 31, 2009, the Company had 16,554 shares of restricted stock outstanding to certain key employees and directors. The Company recorded the restricted stock in Common Stock and Additional Paid-in Capital on the grant date, with the offset also recorded in stockholders’ investment. As the restricted stock vests over its four-year life, the Company records compensation expense. Compensation expense related to the restricted stock, before any capitalization to projects under development or income tax benefit, was approximately $433,000, $1.9 million and $2.5 million in 2009, 2008 and 2007, respectively. As part of the retirement of the Company’s former chief executive officer, all unvested shares of restricted stock vested at retirement. As a result, the Company recognized an additional $298,000 in compensation expense in 2009. As of December 31, 2009, the Company had recorded $350,000 of unrecognized compensation cost included in additional paid-in capital related to restricted stock, which will be recognized over a weighted average period of two years. The total fair value of the restricted stock which vested during 2009 was $238,000. The following table summarizes restricted stock activity during 2009:

		Weighted-
	Number of	Average
	Shares	Grant Date
	(In thousands)	Fair Value

Non-vested restricted stock at December 31, 2008	56	$24.35
Vested	(29)	24.83
Forfeited	(10)	24.29

Non-vested restricted stock at December 31, 2009	17	$23.53

Restricted Stock Unit Plan:

In 2005, the Company adopted the 2005 Restricted Stock Unit Plan (the “RSU Plan”), under which 400,011 RSUs were outstanding as of December 31, 2009. An RSU is a right to receive a payment in cash equal to the fair market value, as defined, of one share of the Company’s stock on the vesting date. The Company records compensation expense for RSUs over the vesting period and adjusts the expense and related liability based upon the market value, as defined, of the Company’s common stock at each reporting period. Directors and employees with

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

RSUs receive cash dividend payments during the vesting period equal to the common dividends per share paid by the Company for each RSU held, which is also recorded in compensation expense.

The RSU Plan also has a retirement feature where employees who meet the requirements of the retirement feature vest fully in their RSUs outstanding upon retirement. In addition, the Company accelerates the vesting period for employees who will become eligible under this feature before the end of their original vesting period, even if the employee has not retired. During 2009, 2008 and 2007, approximately $1.1 million, $866,000 and $1.8 million (including dividend payments), respectively, was recognized as compensation expense related to the RSUs for employees and directors, before capitalization to projects under development or income tax benefit. The retirement agreement with the Company’s former chief executive officer also allowed for all unvested RSUs to become vested upon retirement. Accordingly, the Company recognized an additional $413,000 in compensation expense in 2009 related to this agreement.

In 2006, the Company also amended the RSU Plan to allow for grants of Performance Based RSUs, 172,489 of which are outstanding at December 31, 2009. The Performance Based RSUs were granted to two executives of the Company in 2006 and will vest five years from the date of grant, if certain performance, service and market conditions are met. The Performance Based RSUs do not receive dividends. In 2008, one of the executives who had been granted these RSUs retired. In connection with this retirement, the Performance Based RSU certificate was modified to change the service condition for this executive and to allow him to earn 57% of the award, which reflects the period from the date of grant to his retirement, if the other conditions are met on the vesting date. The Company expenses the fair value of these RSUs over the vesting period utilizing the Monte Carlo valuation method. In connection with these Performance Based RSUs, the Company recorded compensation expense of $42,000 in 2009, a credit to expense representing a reversal of previously recognized compensation expense of approximately $1.5 million in 2008, and expense of approximately $467,000 in 2007. All of these amounts are before capitalization to projects under development or income tax benefit.

As of December 31, 2009, the Company estimates future expense for RSUs to be approximately $1.5 million (using stock prices as of December 31, 2009), which will be recognized over a weighted-average period of 2.6 years. The total cash paid for RSU vesting and dividend payments in 2009 was $1.5 million.

The following table summarizes RSU activity for 2009 (in thousands):

Outstanding at December 31, 2008	314
Granted	267
Vested	(156)
Forfeited	(25)

Outstanding at December 31, 2009	400

Other Long-Term Compensation Information:

The Company granted a new long-term incentive compensation award during 2009, which will be settled in cash if the Company’s stock price achieves a specified level of growth at the testing dates, and the service requirement is met. This award is valued using the Monte Carlo method. The Company recognized $500,000 in compensation expense related to this plan in 2009, before capitalization to projects under development or income tax benefit. The award will be tested at specified dates in 2012, 2013 and 2014. If the stock value growth condition has not been met as of the latest possible testing date in 2014 or, except as described for a change in control, if the employee terminates employment before this vesting condition is met on a testing date, the award is automatically forfeited.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Stockholder Investment Information

Preferred Stock:

At December 31, 2009, the Company had 2,993,090 shares outstanding of its 7.75% Series A Cumulative Redeemable Preferred Stock (liquidation preference of $25 per share), and 3,791,000 shares outstanding of its 7.50% Series B Cumulative Redeemable Preferred Stock (liquidation preference of $25 per share). The Series A preferred stock may be redeemed on or after July 24, 2008, and the Series B preferred stock may be redeemed on or after December 17, 2009, both at the Company’s option at $25 per share plus all accrued and unpaid dividends through the date of redemption. None of the Series A or Series B preferred stock has been redeemed as of December 31, 2009, although some has been repurchased as described below. Dividends on both the Series A and Series B preferred stock are payable quarterly in arrears on February 15, May 15, August 15 and November 15.

Stock Repurchase Plan:

In 2006, the Board of Directors of the Company authorized a stock repurchase plan, which was to expire on May 9, 2009, and allows the Company to purchase up to five million shares of its common stock. In November 2008, the term of this plan was extended until May 9, 2011. No common stock was repurchased in 2009 or 2008. The Company purchased 878,500 shares in 2007 for an aggregate price of approximately $21.9 million. Prior to 2006, the Company purchased 2,691,582 shares of its common stock for an aggregate price of approximately $64.9 million under previous plans.

In November 2008, the repurchase plan was also expanded to include the repurchase of all Series A and B preferred shares outstanding. In accordance with this plan, in 2008, the Company repurchased 1,006,910 of its Series A preferred stock and 209,000 shares of its Series B preferred stock for an aggregate price of $15.8 million.

Director Fees:

Outside directors may elect to receive any portion of their director fees in stock, based on 95% of the average market price on the date of service. Outside directors elected to receive 29,007, 11,266, and 10,724 shares of stock in lieu of cash for director fees in 2009, 2008 and 2007, respectively.

Ownership Limitations:

In order to minimize the risk that the Company will not meet one of the requirements for qualification as a REIT, Cousins’ Articles of Incorporation include certain restrictions on the ownership of more than 3.9% of the Company’s total common and preferred stock.

Distribution of REIT Taxable Income:

The following reconciles dividends paid and dividends applied in 2009, 2008 and 2007 to meet REIT distribution requirements ($ in thousands):

	2009	2008	2007

Common and preferred dividends paid	$55,328	$85,058	$92,032
Dividends treated as taxable compensation	(28)	(182)	(227)
Portion of dividends declared in current year, and paid in current year, which was applied to the prior year distribution requirements	—	—	(19)

Dividends applied to meet current year REIT distribution requirements	$55,300	$84,876	$91,786

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	INCOME TAXES

CREC is a taxable entity and its consolidated provision for income taxes is composed of the following for the years ended December 31, 2009, 2008 and 2007 ($ in thousands):

	2009	2008	2007

Current tax provision (benefit):
Federal	$(4,605)	$332	$(3,243)
State	49	83	(564)

	(4,556)	415	(3,807)

Deferred tax provision (benefit):
Federal	7,984	(8,244)	(571)
State	913	(941)	(65)

	8,897	(9,185)	(636)

Total income tax provision (benefit)	4,341	(8,770)	(4,443)
	—	—	—
Benefit applicable to discontinued operations and sale of investment property	—	—	20

Provision (benefit) for income taxes from operations	$4,341	$(8,770)	$(4,423)

The net income tax provision differs from the amount computed by applying the statutory federal income tax rate to CREC’s income before taxes for the years ended December 31, 2009, 2008 and 2007 as follows ($ in thousands):

	2009		2008		2007
	Amount	Rate	Amount	Rate	Amount	Rate

Federal income tax provision (benefit)	$(39,175)	35%	$(7,821)	34%	$(4,371)	34%
State income tax provision, net of federal income tax effect	(3,625)	3%	(431)	2%	(72)	2%
Valuation allowance	47,141	(42)%	—	—	—	—
Other	—	—	(518)	2%	—	—

CREC provision (benefit) for income taxes	4,341	(4)%	(8,770)	38%	(4,443)	36%
Provision (benefit) applicable to discontinued operations and sale of investment property	—		—		20

Consolidated provision (benefit) applicable to income from continuing operations attributable to controlling interest	$4,341		$(8,770)		$(4,423)

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax effect of significant temporary differences representing CREC’s deferred tax assets and liabilities as of December 31, 2009 and 2008 is as follows ($ in thousands):

	2009	2008

Depreciation and amortization	$293	$757
Income from unconsolidated joint ventures	6,774	—
Residential lots basis differential	50	—
Charitable contributions	774	808
Condominium basis differential	12,019	1,952
Interest carryforward	13,158	13,318
Federal and state tax carryforwards	13,149	—
Other	938	524

Total deferred tax assets	47,155	17,359

Income from unconsolidated joint ventures	—	(7,490)
Residential lots basis differential	—	(963)
Capitalized salaries	(14)	(9)

Total deferred tax liabilities	(14)	(8,462)

Valuation allowance	(47,141)	—

Net deferred tax asset (liability)	$—	$8,897

A valuation allowance is required to be recorded against deferred tax assets if, based on the available evidence, it is more likely than not that such assets will not be realized. When assessing the need for a valuation allowance, appropriate consideration should be given to all positive and negative evidence related to the realization of the deferred tax assets. This evidence includes, among other things, the existence of current losses and cumulative losses in recent years, forecasts of future profitability, the length of statutory carryforward periods, the Company’s experience with loss carryforwards expiring unused and available tax planning strategies.

In 2009, the Company established a valuation allowance against the deferred tax assets of its taxable REIT subsidiary, CREC, totaling $47.1 million. The Company’s conclusion that a valuation allowance against its deferred tax assets should be recorded was based on losses at CREC in recent years, including consideration of losses incurred in 2009, and the inability of the Company to predict, with any degree of certainty, when CREC would generate income in the future in amounts sufficient to utilize the deferred tax asset. This uncertainty is the result of the continued decline in the housing market which directly impacts CREC’s residential land business and multi-family business.

As of December 31, 2009, the Company’s federal and state net operating loss (“NOL”) carryforwards are $32.7 million and $32.6 million, respectively, and will expire between 2011 and 2029. In addition, the Company has Alternative Minimum Tax (“AMT”) credit carryforwards of $400,000, which do not expire. On an after-tax basis, the Company’s federal and state NOL carryforwards and AMT credit carryforwards result in a deferred tax asset of $13.1 million.

The Company has interest carryforwards related to interest deductions of approximately $33.7 million and $34.1 million as of December 31, 2009 and 2008, respectively. The Company recorded deferred tax assets of $13.2 million and $13.3 million as of December 31, 2009 and 2008, respectively, reflecting the benefit of the interest carryforwards. Although such deferred tax assets do not expire, realization is dependent upon generating sufficient taxable income in the future.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2009 and 2008, the Company had carryforwards related to limited charitable contribution deductions of approximately $2.0 million and $2.1 million, respectively. These carryforwards will expire between 2010 and 2014. On an after-tax basis, the Company’s charitable contribution carryforwards resulted in a deferred tax asset of approximately $800,000 as of December 31, 2009 and 2008.

The income tax receivable as of December 31, 2009 of $2.8 million relates to the carryback of loss incurred in 2009 to open tax years in which the Company previously paid income taxes.

9.	PROPERTY TRANSACTIONS

Investment Property Sales

Accounting rules require that the gains and losses from the disposition of certain real estate assets and the related historical operating results be included in a separate section, Discontinued Operations, in the Consolidated Statements of Income for all periods presented.

During 2008 and 2007, the Company sold the following properties that met the criteria for Discontinued Operations. There were no properties that met the criteria in 2009.

Rentable
Property Name	Square Feet

2008
3100 Windy Hill Road	188,000
2007
North Point Ground Leases — 5 Parcels	N/A
3301 Windy Ridge Parkway	107,000

The following table details the components of Income (Loss) from Discontinued Operations for the years ended December 31, 2009, 2008 and 2007 ($ in thousands).

	2009	2008	2007

Rental property revenues	$(2)	$35	$842
Other income	—	22	106
Rental property operating expenses	(2)	(668)	(1,516)
Depreciation and amortization	—	(486)	(846)

	$(4)	$(1,097)	$(1,414)

Gain on sale of investment properties included in Discontinued Operations described above is as follows for the years ended December 31, 2009, 2008 and 2007 (net of income taxes; $ in thousands):

	2009	2008	2007

3100 Windy Hill Road	$147	$2,436	$—
3301 Windy Ridge Parkway	—	—	9,892
North Point Ground Leases	—	36	8,164
Other	—	—	39

	$147	$2,472	$18,095

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	NOTES AND OTHER RECEIVABLES

At December 31, 2009 and 2008, notes and other receivables included the following ($ in thousands):

	2009	2008

Notes receivable, net of allowance for doubtful accounts of $1,469 and $514 in 2009 and 2008, respectively	$5,649	$12,757
Cumulative rental revenue recognized on a straight-line basis in excess of revenue accrued in accordance with lease terms (see Note 2)	30,779	24,674
Tenant and other receivables, net of allowance for doubtful accounts of $4,265 and $2,250 in 2009 and 2008, respectively	13,250	13,836

	$49,678	$51,267

Fair Value

At December 31, 2009 and 2008, the fair value of the Company’s notes receivable was approximately equal to book value. The fair value was calculated by discounting future cash flows from the notes receivable at estimated rates in which similar loans would have been made at December 31, 2009 and 2008. This fair value calculation is considered to be a Level 3 calculation under the accounting guidelines, as the Company utilizes internally generated assumptions regarding current interest rates at which similar instruments would be executed.

11.	OTHER ASSETS

At December 31, 2009 and 2008, Other Assets included the following ($ in thousands):

	2009	2008

Investment in Verde	$9,376	$9,376
Furniture, fixtures and equipment and leasehold improvements, net of accumulated depreciation of $14,195 and $11,540 as of December 31, 2009 and 2008, respectively	5,306	5,845
Airplane, net of accumulated depreciation of $965 as of December 31, 2008	—	14,408
Predevelopment costs and earnest money	7,673	16,302
Lease inducements, net of accumulated amortization of $1,860 and $931 as of December 31, 2009 and 2008, respectively	12,545	13,903
Loan closing costs, net of accumulated amortization of $4,177 and $3,035 as of December 31, 2009 and 2008, respectively	3,385	5,231
Prepaid expenses and other assets	2,631	2,641
Deferred tax asset	—	8,897
Intangible Assets:
Goodwill	5,450	5,450
Above market leases, net of accumulated amortization of $8,704 and $9,106 as of December 31, 2009 and 2008, respectively	564	734
In-place leases, net of accumulated amortization of $2,391 and $2,270 as of December 31, 2009 and 2008, respectively	423	543

	$47,353	$83,330

Information Related to Other Assets

See Note 8 for information related to the Company’s deferred tax asset and related valuation allowance. The Company sold its airplane in 2009. See Note 6 for more information.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Investment in Verde relates to a cost method investment in a non-public real estate owner and developer. Intangible assets relate primarily to the acquisitions of the interests in 191 Peachtree and Cosmopolitan Center in 2006. The Company also acquired intangible liabilities related to the purchases, including below market tenant leases and an above market ground lease, which are recorded within Accounts Payable and Accrued Liabilities on the Consolidated Balance Sheets. Both above and below market tenant leases are amortized into rental revenues over the individual remaining lease terms. The below market ground lease is amortized into rental property operating expenses. In-place leases are amortized into depreciation and amortization expense, also over the individual remaining lease terms. Aggregate amortization related to intangible assets and liabilities was $165,000, $4.4 million and $5.6 million for the years ended December 31, 2009, 2008 and 2007, respectively.

The Company has goodwill recorded on its Consolidated Balance Sheets, which relates entirely to the office reporting unit. As office assets are sold, either by the Company or by joint ventures in which the Company has an interest, goodwill is allocated to the cost of each sale. The following is a summary of goodwill activity for the years ended December 31, 2009 and 2008 ($ in thousands):

	2009	2008

Beginning Balance	$5,450	$5,529
Allocated to sales	—	(79)

Ending Balance	$5,450	$5,450

12.	CONSOLIDATED STATEMENTS OF CASH FLOWS — SUPPLEMENTAL INFORMATION

Supplemental information related to cash flows, including significant non-cash activity affecting the Statements of Cash Flows, for the years ended December 31, 2009, 2008 and 2007 is as follows ($ in thousands):

	2009	2008	2007

Interest paid, net of amounts capitalized	$40,219	$31,094	$5,760
Net income taxes refunded	(891)	(8,072)	(2,025)
Non-Cash Transactions:
Issuance of common stock for payment of common dividends	19,711	—	—
Transfer from notes receivable to multi-family residential units	8,167	—	—
Transfer from notes payable and accrued liabilities to redeemable noncontrolling interests	8,767	—	—
Transfer from investment in joint venture to land upon consolidation of entities	9,116	1,570	—
Change in accumulated other comprehensive loss on derivative instruments	7,084	12,299	4,302
Transfer from other assets to land	2,440	6,419	—
Issuance of note receivable for sale of land	—	5,172	—
Increase in notes payable upon consolidation of entities	11,918	—	—
Issuance of note payable for purchase of townhomes	3,150	—	—
Change in property additions included in accounts payable	5,093	2,851	5,652
Change in fair value of redeemable noncontrolling interests	180	3,545	2,318
Transfer from projects under development to investment in joint venture	—	—	29,637
Transfer from minority interest to deferred gain	—	—	2,363
Transfer from other assets to projects under development	—	—	18,694
Transfer from other assets to operating properties	—	—	136

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	NONCONTROLLING INTERESTS

The Company consolidates various ventures that are involved in the ownership and/or development of real estate that it controls and in periods prior to 2009 recorded the other partner’s interest as a minority interest, which was presented between liabilities and equity on the Company’s Consolidated Balance Sheets. Effective January 1, 2009, under new guidance within ASC 810, certain amounts formerly reflected as minority interests were renamed noncontrolling interests and reflected in equity, if appropriate, in the Company’s Consolidated Balance Sheets. Income or loss associated with noncontrolling interests is required to be presented separately, net of tax, below net income on the Company’s income statements. These amounts were previously included in net income as minority interest in income of consolidated subsidiaries. In addition, a Statement of Equity and a rollforward of Nonredeemable Noncontrolling Interests are presented in financial statement filings each reporting period.

The Company has several consolidated ventures with agreements that contain provisions requiring the Company to purchase the noncontrolling interest at the then fair value upon demand on or after a future date. The obligation to the noncontrolling partner is recognized as Redeemable Noncontrolling Interests and continues to be presented between liabilities and equity on the Consolidated Balance Sheets. The redemption values are adjusted to the higher of fair value or cost basis in a separate line item within Equity. The Company is recognizing changes in the redemption value immediately as they occur.

The following table summarizes the impact of this new guidance on the Company’s Consolidated Balance Sheet (in thousands).

	December 31, 2008
	As Presented Before	Adjustment for
	New Accounting	Noncontrolling
	Standard	Interest Standard	As Adjusted

Noncontrolling Interests	$40,520	$(36,575)	$3,945
Equity:
Distributions in excess of net income	(22,225)	(964)	(23,189)
Noncontrolling Interests	—	37,539	37,539
Total Equity	$467,687	$36,575	$504,262

The new standard changed the presentation of certain items on the Company’s Consolidated Statements of Income. Net income is now shown before the noncontrolling interests’ share, whereas previously the noncontrolling interests’ portion was excluded when calculating net income. As a result, net income for the years ended 2008 and 2007 was increased by $2.4 million and $1.7 million, respectively, in the Consolidated Statements of Income presented herein.

The following table details the components of Redeemable Noncontrolling Interests in Consolidated Subsidiaries for the years ended December 31, 2009 and 2008 (in thousands):

	2009	2008

Beginning Balance	$3,945	$11,717
Net loss attributable to redeemable noncontrolling interests	(174)	(353)
Distributions to noncontrolling interests	(159)	(3,885)
Contributions to noncontrolling interests	32	11
Conversion of note payable and accrued interest to noncontrolling interest	8,767	—
Change in fair value of noncontrolling interests	180	(3,545)

Ending Balance	$12,591	$3,945

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the years ended December 31, 2009, 2008 and 2007, net income on the Consolidated Statements of Equity is reconciled to the Consolidated Income Statements as follows (in thousands):

	2009	2008	2007

Net income attributable to controlling interest	$27,295	$22,547	$32,922
Net income attributable to nonredeemable noncontrolling interests	2,426	2,731	1,658
Net loss attributable to redeemable noncontrolling interests	(174)	(353)	(2)

Net income	$29,547	$24,925	$34,578

14.	COMMON STOCK

In September 2009, the Company completed a common stock offering of 46 million shares. The net proceeds of the offering of approximately $318.4 million were used to partially repay the outstanding borrowings under the Company’s credit facility.

15.	RENTAL PROPERTY REVENUES

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

At December 31, 2009 future minimum rentals to be received by consolidated entities under existing non-cancelable leases, excluding tenants’ current pro rata share of operating expenses, are as follows ($ in thousands):

	Office	Retail	Industrial	Total

2010	$74,994	$29,329	$2,767	$107,090
2011	70,526	31,371	2,976	104,873
2012	66,974	29,944	2,343	99,261
2013	62,791	29,900	1,901	94,592
2014	58,313	29,317	1,940	89,570
Thereafter	278,599	105,610	490	384,699

	$612,197	$255,471	$12,417	$880,085

16.	RETIREMENT SAVINGS/401(k) PLAN

The Company has a 401(k) plan which covers active regular employees. Employees are eligible under this plan immediately upon hire, and pre-tax contributions are allowed up to the limits set by the Internal Revenue Service. The Company has a retirement savings plan which covers active regular employees who work a minimum of 1,000 hours per year. The Compensation, Nominating and Governance Committee of the Board of Directors makes an annual, discretionary determination of the percentage contribution of an eligible employees’ compensation that will be made by the Company into the retirement savings plan. In order to be an eligible employee, the employee must, among other factors, be an active employee on January 1 or July 1 and December 31 of that plan year. The Company contributed or plans to contribute approximately $1.4 million, $3.3 million and $3.8 million to the retirement savings plan for the 2009, 2008 and 2007 plan years, respectively.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	REPORTABLE SEGMENTS

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

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment net income, investment in joint ventures and capital expenditures are not presented in the following tables. Management does not utilize these measures when analyzing its segments or when making resource allocation decisions, and therefore this information is not provided. FFO is reconciled to net income on a total company basis. Dollars are stated in thousands.

				Third Party
Year Ended December 31, 2009	Office	Retail	Land	Management	Multi-Family	Other	Total

Net rental property revenues less rental property operating expenses	$57,257	$24,395	$—	$—	$—	$1,568	$83,220
Fee income	—	—	717	21,469	—	11,620	33,806
Residential, multi-family and outparcel sales, net of cost of sales	276	1,841	1,466	—	5,212	58	8,853
Other income	286	1,431	—	—	—	1,308	3,025
Gain on extinguishment of debt and interest rate swaps, net	—	—	—	—	—	9,732	9,732
General and administrative expenses	—	—	—	(21,531)	—	(31,180)	(52,711)
Interest expense	—	—	—	—	—	(41,393)	(41,393)
Impairment losses	—	—	—	—	(36,500)	(4,012)	(40,512)
Depreciation and amortization of non-real estate assets	—	—	—	—	—	(3,382)	(3,382)
Other expenses	—	—	—	—	—	(13,143)	(13,143)
Funds from operations from unconsolidated joint ventures	(11,149)	6,440	(4,091)	—	(60)	(37)	(8,897)
Impairment losses on investment in unconsolidated joint ventures	(17,993)	—	(27,000)	—	(6,065)	—	(51,058)
Income attributable to noncontrolling interests	—	—	—	—	—	(2,252)	(2,252)
Provision for income taxes from operations	—	—	—	—	—	(4,341)	(4,341)
Preferred stock dividends	—	—	—	—	—	(12,907)	(12,907)

Funds from operations available to common stockholders	$28,677	$34,107	$(28,908)	$(62)	$(37,413)	$(88,361)	(91,960)

Real estate depreciation and amortization							(61,205)
Gain on sale of depreciated investment properties							167,553

Net income available to common stockholders							$14,388

Total Assets	$650,958	$429,099	$273,026	$7,291	$31,206	$99,972	$1,491,552

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

				Third Party
Year Ended December 31, 2008	Office	Retail	Land	Management	Multi-Family	Other	Total

Net rental property revenues less rental property operating expenses	$65,060	$23,602	$—	$—	$—	$1,492	$90,154
Fee income	—	—	—	34,337	—	13,325	47,662
Residential, multi-family and outparcel sales, net of cost of sales	620	3,976	7,113	—	1,114	2,119	14,942
Other income	41	388	—	—	—	3,751	4,180
General and administrative expenses	—	—	—	(25,418)	—	(33,035)	(58,453)
Interest expense	—	—	—	—	—	(33,151)	(33,151)
Impairment loss	—	—	—	—	(2,100)	—	(2,100)
Depreciation and amortization of non-real estate assets	—	—	—	—	—	(3,743)	(3,743)
Other expenses	—	—	—	—	—	(6,049)	(6,049)
Funds from operations from unconsolidated joint ventures	5,134	5,653	3,503	—	1,892	(45)	16,137
Income attributable to noncontrolling interests	—	—	—	—	—	(2,378)	(2,378)
Benefit for income taxes from operations	—	—	—	—	—	8,770	8,770
Preferred stock dividends	—	—	—	—	—	(14,957)	(14,957)

Funds from operations available to common stockholders	$70,855	$33,619	$10,616	$8,919	$906	$(63,901)	61,014

Real estate depreciation and amortization							(56,084)
Gain on sale of depreciated investment properties							2,660

Net income available to common stockholders							$7,590

Total Assets	$675,813	$455,484	$300,899	$5,335	$78,860	$177,404	$1,693,795

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

				Third Party
Year Ended December 31, 2007	Office	Retail	Land	Management	Multi-Family	Other	Total

Net rental property revenues less rental property operating expenses	$45,016	$18,867	$—	$—	$—	$1,949	$65,832
Fee income	—	—	—	23,652	—	12,662	36,314
Residential, tract and outparcel sales, net of cost of sales	21	13,535	1,123	—	144	622	15,445
Other income	3,556	1,743	—	—	—	1,236	6,535
General and administrative expenses	—	—	—	(25,582)	—	(32,228)	(57,810)
Loss on extinguishment of debt	—	—	—	—	—	(446)	(446)
Interest expense	—	—	—	—	—	(8,816)	(8,816)
Depreciation and amortization of non-real estate assets	—	—	—	—	—	(2,793)	(2,793)
Other expenses	—	—	—	—	—	(2,822)	(2,822)
Funds from operations from unconsolidated joint ventures	4,452	4,100	1,149	—	(185)	(35)	9,481
Income attributable to noncontrolling interests	—	—	—	—	—	(1,656)	(1,656)
Benefit for income taxes from operations	—	—	—	—	—	4,423	4,423
Preferred stock dividends	—	—	—	—	—	(15,250)	(15,250)

Funds from operations available to common stockholders	$53,045	$38,245	$2,272	$(1,930)	$(41)	$(43,154)	48,437

Real estate depreciation and amortization							(42,420)
Gain on sale of depreciated investment properties							11,655

Net income available to common stockholders							$17,672

Total Assets	$641,929	$397,387	$271,981	$5,293	$77,793	$115,228	$1,509,611

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,
Reconciliation to Revenues on Consolidated Income Statements	2009	2008	2007

Net rental property revenues less rental property operating expenses	$83,220	$90,154	$65,832
Plus rental property operating expenses	66,565	56,607	46,139
Fee income	33,806	47,662	36,314
Residential, multi-family and outparcel sales, net of cost of sales	7,610	4,331	2,284
Residential, multi-family and outparcel cost of sales	30,652	11,106	7,685
Net rental property revenues less rental property operating expenses from discontinued operations	4	633	538
Other income	3,025	4,158	6,535

Total consolidated revenues	$224,882	$214,651	$165,327

	224,882	214,651	165,357

********

CL Realty, L.L.C.
(A Limited Liability Company)

Consolidated Financial Statements as of December 31,
2009 and 2008 and for the Years Ended December 31,
2009, 2008 and 2007, and Independent Auditors’ Report

INDEPENDENT AUDITORS’ REPORT

To CL Realty, L.L.C.:

We have audited the accompanying consolidated balance sheets of CL Realty, L.L.C. (a limited liability company) (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, members’ equity, and cash flows for each of the three years in the period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

/s/  DELOITTE & TOUCHE LLP

Atlanta, Georgia
February 26, 2010

CL REALTY, L.L.C.
(A Limited Liability Company)

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2009 AND 2008
(In thousands)

	2009	2008

ASSETS
REAL ESTATE	$85,330	$89,305
CASH	900	1,789
INVESTMENT IN UNCONSOLIDATED JOINT VENTURES	27,839	35,113
RECEIVABLES	92	14
OTHER ASSETS	437	507

TOTAL	$114,598	$126,728

LIABILITIES AND MEMBERS’ EQUITY
NOTES PAYABLE	$3,568	$4,901
ACCOUNTS PAYABLE AND ACCRUED LIABILITIES	1,642	3,447
DUE TO MEMBER	204	336

Total liabilities	5,414	8,684

COMMITMENTS AND CONTINGENCIES (Note 7)
MEMBERS’ EQUITY:
Cousins Real Estate Corporation	54,592	59,022
Forestar (USA) Real Estate Group Inc.	54,592	59,022

Total members’ equity	109,184	118,044

TOTAL	$114,598	$126,728

See notes to consolidated financial statements.

CL REALTY, L.L.C.
(A Limited Liability Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
(In thousands)

	2009	2008	2007

REVENUES:
Residential lot sales	$570	$2,463	$5,458
Land tract sales	735	1,611	1,427
Other income	1,393	4,241	508

Total revenues	2,698	8,315	7,393

EXPENSES:
Residential lot cost of sales	484	1,522	4,333
Tract cost of sales	196	682	325
General and administrative expenses	2,482	3,111	3,051
Interest and other expenses	376	484	386
Impairment loss	3,300	650	—

Total expenses	6,838	6,449	8,095

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE UNCONSOLIDATED JOINT VENTURES	(4,140)	1,866	(702)
INCOME (LOSS) FROM UNCONSOLIDATED JOINT VENTURES
Equity in net income from unconsolidated joint ventures	878	4,914	4,076
Impairment losses on investments in unconsolidated joint ventures	(5,238)	—	—

	(4,360)	4,914	4,076

NET INCOME (LOSS)	$(8,500)	$6,780	$3,374

See notes to consolidated financial statements.

CL REALTY, L.L.C.
(A Limited Liability Company)

CONSOLIDATED STATEMENTS OF MEMBERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
(In thousands)

		Forestar
	Cousins	(USA) Real
	Real Estate	Estate
	Corporation	Group Inc.	Total

BALANCE — December 31, 2006	$54,158	$54,158	$108,316
Contributions	2,750	2,750	5,500
Distributions	(1,350)	(1,350)	(2,700)
Net income	1,687	1,687	3,374

BALANCE — December 31, 2007	57,245	57,245	114,490
Contributions	1,287	1,287	2,574
Distributions	(2,900)	(2,900)	(5,800)
Net income	3,390	3,390	6,780

BALANCE — December 31, 2008	59,022	59,022	118,044
Contributions	1,260	1,260	2,520
Distributions	(1,440)	(1,440)	(2,880)
Net loss	(4,250)	(4,250)	(8,500)

BALANCE — December 31, 2009	$54,592	$54,592	$109,184

See notes to consolidated financial statements.

CL REALTY, L.L.C.
(A Limited Liability Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
(In thousands)

	2009	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(8,500)	$6,780	$3,374
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss on impairment of real estate	3,300	650	—
Impairment loss on investment in unconsolidated joint venture	5,238	—	—
Residential lot and tract cost of sales	633	2,130	4,544
Income from unconsolidated joint ventures in excess of operating distributions	(536)	(2,709)	(2,257)
Residential lot development reimbursement (expenditures)	42	(1,129)	(11,622)
Net changes in assets and liabilities:
Receivables and other assets	(8)	480	902
Accounts payable, accrued liabilities, and due to Member	(1,937)	201	(565)

Net cash provided by (used in) operating activities	(1,768)	6,403	(5,624)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in joint ventures	(6)	(700)	—
Distributions from unconsolidated joint ventures in excess of income	2,578	—	—
Net change in restricted cash	—	—	145

Net cash provided by (used in) investing activities	2,572	(700)	145

CASH FLOWS FROM FINANCING ACTIVITIES:
Contributions by Members	2,520	2,574	5,500
Distributions to Members	(2,880)	(5,800)	(2,700)
Proceeds from notes payable	276	2,129	7,793
Repayments of notes payable	(1,609)	(3,578)	(6,800)

Net cash provided by (used in) financing activities	(1,693)	(4,675)	3,793

NET INCREASE (DECREASE) IN CASH	(889)	1,028	(1,686)
CASH:
Beginning of year	1,789	761	2,447

End of year	$900	$1,789	$761

CASH PAID FOR INTEREST	$219	$365	$321

See notes to consolidated financial statements.

CL REALTY, L.L.C.
(A Limited Liability Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND PRESENTATION

Organization — CL Realty, L.L.C. (the “Company”) was formed under the terms of a limited liability company agreement (the “Agreement”) effective August 29, 2002, between Cousins Real Estate Corporation (“CREC”) and Forestar (USA) Real Estate Group Inc. (“Forestar”) for the purpose of acquiring, developing and selling real estate for residential communities. CREC and Forestar (collectively the “Members”) each have a 50% general interest in the Company. Pursuant to the Agreement, the Members make capital contributions to the Company (as mutually agreed by the Members) in accordance with each Member’s respective percentage interest. Upon mutual agreement by the Members, the Company shall distribute Operating Cash Flow, as defined, in accordance with each Member’s respective percentage interest. The Company will exist until December 31, 2052, or such prior time that the Company is dissolved in accordance with the Agreement.

At December 31, 2009, the Company owned lots intended for resale in eleven wholly owned residential communities and three unconsolidated joint ventures in various stages of development in Texas, Florida, and Georgia.

The Company expects to generate sufficient cash flow from operations to fund its operating activities and from the refinancing of its outstanding debt to fund such obligations as they mature. Should the Company be unable to refinance its debts in a timely basis or fund its operations, its Members have represented that they will provide financial support to meet such maturities and to fund the liquidity needs of the Company during 2010.

Consolidation and Presentation — The financial statements consolidate the accounts of the Company and its wholly owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

The Company evaluates all partnership interests or other variable interests to determine if the related venture is a variable interest entity (“VIE”). The Company had no interests in VIEs at December 31, 2009 or 2008. For entities that are not considered VIEs, the Company determines whether the entities should be consolidated or accounted for under the equity method of accounting. A description of the Company’s investments accounted for under the equity method is included in Note 4.

The Company follows the guidelines in ASC 810-10 for determining the appropriate consolidation treatment of non-wholly owned entities. The Company will adopt new guidelines effective January 1, 2010, which modify how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. An ongoing reassessment of whether a company is the primary beneficiary of a VIE, and additional disclosures about a company’s involvement in VIEs, including any significant changes in risk exposure due to that involvement, will be required. These new rules are not anticipated to have an effect on financial condition, results of operations or cash flows.

2.	SIGNIFICANT ACCOUNTING POLICIES

New Accounting Pronouncements — In the third quarter of 2009, the Financial Accounting Standard Board’s Accounting Standards Codification (the “Codification” or “ASC”) became effective for the Company. The Codification is the single source of authoritative accounting principles applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”). The Codification does not change current GAAP, but is intended to simplify user access to GAAP by providing all the authoritative literature related to a particular topic in one place. As of the effective date, all existing accounting standard documents were superseded.

The Company adopted ASC 855-10-05 regarding the accounting and disclosures for subsequent events on December 31, 2009, which provided guidance for disclosing events that occur after the balance sheet date, but before financial statements are issued or available to be issued. This adoption had no impact on the Company’s financial statements. The Company has evaluated subsequent events through February 26, 2010, the filing date of this report, and determined that there have not been any significant events that have occurred through that date.

Real Estate — Real estate includes all costs related to the acquisition, development, and construction of residential lots, as well as land held for future residential lot development or for future commercial sale and/or development. The Company capitalizes real estate taxes and interest to qualifying assets. Once development is complete or the project is no longer under active development, the Company charges all holding costs associated with lots in inventory to expense and ceases interest capitalization.

Management routinely evaluates its real estate assets for indicators of impairment on a project-by-project basis for recoverability in accordance with ASC 360-10. If an impairment indicator exists, the Company calculates the undiscounted cash flows expected to be generated for that project. The undiscounted cash flows are compared to the project’s carrying amount, and if lower, a discounted calculation is performed to estimate the fair value and the asset is written down to this value. If a project is completed, and, therefore considered held for sale as defined by ASC 360-10, the Company recognizes impairment losses if fair value, net of selling costs, is less than its carrying value. The estimates that enter into the cash flow projections are generally based on current market conditions and include lot and tract sale prices to be obtained at projects in the future, the timing of the lot and tract sales, and the cash outlays to complete development and fund carrying costs. Under current fair value rules, these inputs are considered to be Level 3 valuations within the fair value hierarchy, as there are significant unobservable inputs. The projects considered held for sale that were valued using Level 3 inputs had values of $7.2 million and $11.1 million at December 31, 2009 and 2008, respectively. The assumptions are highly subjective, susceptible to frequent change, and could differ materially from actual results. Given the current state of the economy and the market for real estate, the timing and extent of a market turnaround is a significant estimate and one that requires considerable judgment. Management frequently reviews similar products in the market in which its projects are located and adjusts its holding period, pricing assumptions, and other factors as it feels necessary. The cyclical nature of the real estate industry, combined with the current credit market difficulties, availability of existing inventories in the locations of the Company’s projects, consumer confidence, retailer health, employment levels and additional factors, all enter into management’s judgment while assessing the recoverability of its assets. In addition, the expected use of the Company’s assets could change over the coming periods as more information on the market is obtained. A change in any of the factors mentioned above could result in an impairment charge in the future on the Company’s real estate assets.

The Company recorded impairment losses of $3.3 million on the Creekside Preserve and River Plantation projects during the year ended December 31, 2009. The Company recorded an impairment loss of $650,000 on the Stillwater Canyon project during the year ended December 31, 2008. The Company recorded no impairment losses during the year ended December 31, 2007. Other than noted above, management does not believe any of its assets require an impairment charge at this time, but will continue to monitor the state of the economy, the market for real estate in the locations of the Company’s projects, and the expected results of these projects.

Investment in Unconsolidated Joint Ventures — Management performs an impairment analysis of its investments in joint ventures in accordance with ASC 323. In accordance with ASC 323, at each reporting period, management reviews its investments in joint ventures for indicators of impairment. If indicators of impairment are present for any of the Company’s investments in joint ventures, management is required to calculate the fair value of the investment. If the fair value of the investment is less than the carrying value of the investment, management must determine whether the impairment is temporary or other than temporary. If management assesses the impairment as temporary, the Company does not record an impairment charge. If management concludes that the impairment is other than temporary, the Company records an impairment charge equal to the difference between the fair value of the investment and its carrying value.

Consistent with the ASC 360-10 analysis described in the preceding section, management uses considerable judgment in determining whether there are indicators of impairment present and in the assumptions used in calculating the fair value of the investment. Management also uses judgment in making the determination as to whether the impairment is temporary or other than temporary and considers the length of time that the impairment has existed, the financial condition of the joint venture and the ability and intent of the holder to retain the investment long enough for a recovery in market value.

If management changes its conclusion that an impairment is temporary, the Company could be required to record an impairment charge. Based on the Level 3 inputs discussed above, the Company determined that the fair value of its investment in CL Chatham, LLC was zero and recorded an other than temporary impairment loss of $5.2 million in 2009. The Company recorded no such impairment losses on its investments in joint ventures in 2008 or 2007.

Income Taxes — The Company has elected to be treated as a partnership for income tax purposes, and taxable income or loss of the Company is reported in the income tax returns of the Members. Accordingly, these financial statements do not reflect a provision for income taxes.

Revenue Recognition — The Company’s revenues are primarily comprised of sales of residential lots and land tracts. Revenue is recognized when it is determined that the sale has been consummated, the buyer’s initial and continuing investment is adequate, the Company’s receivable, if any, is not subject to future subordination, and the buyer has assumed the usual risks and rewards of ownership of the asset.

Oil and Gas Lease Bonuses — Certain of the Company’s projects are located in areas that are rich in natural resources. During 2008, the Company entered into two oil and gas exploration agreements related to mineral rights at its Summer Creek Ranch development and received payments totaling $2.4 million. As the Company has no obligation for future performance, these payments were recorded as income and are included in Other Income in the accompanying Consolidated Statements of Operations. During 2009, the Company recorded mineral income related to these leases of approximately $600,000, which is included in Other Income in the accompanying Consolidated Statements of Operations.

Cost of Sales — Residential lot and land tract cost of sales is generally determined as a calculated value for each lot and land tract sold in each land development project. The values used are based on actual costs incurred and estimates of development costs and sales revenues at completion of each project. The values are reviewed regularly and revised periodically for changes in estimates or development plans. Significant changes in these estimates or development plans, whether due to changes in market conditions or other factors, could result in changes to the cost ratio used for a specific project. From time to time, parcels of land that are adjacent to certain residential communities are sold. The specific identification method plus an allocation of common costs is used to determine cost of sales of these parcels of land.

Fair Value of Financial Instruments — At December 31, 2009 and 2008, outstanding loans would most likely be refinanced at higher interest rates than the current variable rates on each loan. However, due to the short duration of time to maturity on each of the notes, the fair value of the loans is comparable to the carrying values at December 31, 2009 and 2008.

Use of Estimates — The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3.	REAL ESTATE

The following details the Company’s consolidated residential community and land holdings as of December 31, 2009 and 2008, with lot information as of December 31, 2009 (carrying value in thousands). The carrying values below include basis attributable to certain land tracts that are expected to be sold prior to land development. Such acreage is noted below as tract acres.

		Estimated	Project
	Initial	Total Lots	to Date		Carrying Value
	Year	to be	Lots	Remaining	December 31,
	Acquired	Developed	Sold	Lots	2009	2008

Residential Communities
Summer Creek Ranch (363 tract acres)	2003	2,568	796	1,772	$22,981	$22,948
Tarrant County Fort Worth, Texas
Bar C Ranch	2004	1,199	192	1,007	7,953	8,251
Tarrant County Fort Worth, Texas
Summer Lakes	2003	1,123	325	798	7,269	7,472
Fort Bend County Rosenberg, Texas
Village Park (2 tract acres)	2003	560	339	221	7,053	7,024
Collin County McKinney, Texas
Waterford Park (37 tract acres)	2005	493	—	493	8,396	8,416
Fort Bend County Rosenberg, Texas
Manatee River Plantation	2003	457	348	109	2,604	4,197
Manatee County Tampa, Florida
Stillwater Canyon	2003	335	225	110	2,324	2,317
Dallas County DeSoto, Texas
Creekside Oaks	2003	301	125	176	4,431	6,132
Manatee County Bradenton, Florida
Village Park North	2005	189	71	118	2,324	2,448
Collin County McKinney, Texas
Bridle Path Estates	2004	87	—	87	3,152	3,290
Hillsborough County Tampa, Florida
West Park	2005	84	21	63	5,298	5,265
Cobb County Suburban Atlanta, Georgia

		7,396	2,442	4,954	73,785	77,760

Land Holdings
Padre Island-15 acres — Corpus Christi, TX	2005	—	—	—	11,545	11,545

Total Real Estate					$85,330	$89,305

4.	INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

Information on the Company’s investments in unconsolidated joint ventures is as follows:

LM Land Holdings, LP (“LM Land”) — LM Land is a limited partnership in which the Company holds a 37.5% interest. The remaining 62.5% is owned by the general partner, LM Land, LLC (2.5%), and several other limited partners. The purpose of the venture is to acquire, develop, and sell approximately 2,700 residential lots and outparcels on approximately 1,300 acres in Fort Bend County, Texas. Distributions are made to the Members as follows: first to repay certain members’ preferred return and unreturned capital accounts, and then in proportion to their percentage interest in LM Land. During 2009, 2008 and 2007, the Company received distributions of approximately $2.6 million, $2.0 million and $1.4 million, respectively, from LM Land. LM Land had a construction loan with an original principal of $8.0 million ($1.8 million outstanding at December 31, 2008) with an interest rate of Prime. The loan matured on September 8, 2009 and was repaid.

CL Ashton Woods, L.P. (“CL AW”) — CL AW is a limited partnership in which the Company holds an 80% interest. The remaining 20% is owned by a general partner and limited partner subsidiary of Ashton Woods Homes (“AWH”). The AWH interest carries significant participating rights, and as such, the Company accounts for its investment in CLAW under the equity method. The purpose of the venture is to acquire, develop, and sell approximately 1,100 residential lots on 522 acres in Brazoria County, Texas. Distributions are to be made to the partners as follows: first in proportion to their percentage interests for preferred returns and unreturned capital accounts, then in proportion to their respective residual interests. CL AW had a construction line with an original principal of $13.0 million ($0 outstanding at December 31, 2008) that matured on January 31, 2009.

HM Stonewall Estates, Ltd.  (“Stonewall”) — Stonewall is a limited partnership in which the Company holds a 1% general partnership interest and a 49% limited partnership interest. The remaining 50% is owned by the other general partner, HM Dominion Ridge GP, Inc., and the other limited partner, HM Stonewall Nevada, Inc. The purpose of the venture is to acquire, develop, and sell approximately 400 residential lots on 145 acres in Bexar County, Texas. Distributions are to be made to the partners in proportion to their percentage interests in Stonewall. During 2009, 2008 and 2007, the Company received distributions of approximately $341,000, $204,000 and $422,000, respectively, from Stonewall. Stonewall has a construction loan with an original principal of $6.0 million ($195,000 and $3.1 million outstanding at December 31, 2009 and 2008, respectively), a maturity of May 31, 2010, and an interest rate of Prime (4.5% at December 31, 2009). The assets of the Stonewall Estates project, with a net book value of approximately $6.8 million at December 31, 2009, have been pledged as security for the loan. Management expects the loan to be repaid using proceeds from lot sales prior to maturity.

CL Chatham, LLC (“CL Chatham”) — CL Chatham is a limited liability company in which the Company holds a 25% interest formed to develop a residential community in Georgia called Blue Valley. The remaining 75% is owned by Liberty Grove, LLC. CL Chatham has three construction loans with aggregate original principal amounts of $26.3 million ($23.0 million outstanding at December 31, 2009 and 2008). The loans had a maturity of September 30, 2009 and were not repaid or extended. The assets of the Blue Valley project were pledged as security for the loan, and repayment of the loans, plus interest and expenses, is guaranteed by the owner of Liberty Grove, LLC (the “Guarantor”). In December 2009, the Guarantor received a notice of foreclosure from the lending bank and the Company anticipates the project will proceed through foreclosure. During 2009, the Company recorded an impairment loss of $5.2 million that reduced its investment in CL Chatham to zero.

The following information summarizes financial data of the Company’s unconsolidated joint ventures. The information included in the Summary of financial position table is as of December 31, 2009 and 2008. The information included in the Summary of operations table is for the years ended December 31, 2009, 2008 and 2007 (dollars in thousands).

	Total	Total	Total	Company’s
	Assets	Debt	Equity	Investment

Summary of financial position:
2009
LM Land Holdings, LP	$19,807	$—	$18,301	$4,284
CL Ashton Woods, L.P.	24,769	—	24,769	20,327
HM Stonewall Estates, Ltd.	7,149	195	6,939	3,228
CL Chatham, LLC	—	22,960	(22,960)	—

	$51,725	$23,155	$27,049	$27,839

2008
LM Land Holdings, LP	$24,606	$1,812	$22,273	$7,041
CL Ashton Woods, L.P.	23,842	—	18,191	19,868
CL Chatham, LLC	33,391	22,960	9,067	5,376
HM Stonewall Estates, Ltd.	6,833	3,075	3,680	2,828

	$88,672	$27,847	$53,211	$35,113

			Company’s
		Net	Share of
	Total	Income	Net Income
	Revenues	(Loss)	(Loss)

Summary of operations:
2009
LM Land Holdings, LP	$510	$(634)	$(178)
CL Ashton Woods, L.P.	3,031	1,032	458
HM Stonewall Estates, Ltd.	4,222	1,108	742
CL Chatham, LLC	—	(34,015)	(5,382)

	$7,763	$(32,509)	$(4,360)

2008
LM Land Holdings, LP	$12,789	$8,528	$3,802
CL Ashton Woods, L.P.	2,714	741	593
CL Chatham, LLC	—	(512)	(128)
HM Stonewall Estates, Ltd.	3,974	805	647

	$19,477	$9,562	$4,914

2007
LM Land Holdings, LP	$14,785	$8,057	$2,345
CL Ashton Woods, L.P.	2,534	1,166	933
CL Chatham, LLC	230	5	7
HM Stonewall Estates, Ltd.	5,232	739	791

	$22,781	$9,967	$4,076

5.	NOTES PAYABLE

The Company’s debt outstanding at December 31, 2009 and 2008, was as follows (dollars in thousands):

	Rate	Maturity	2009	2008

Summer Creek Development, Ltd.	PRIME+1.5%	August 22, 2010	$1,412	$2,481
Waterford Park	PRIME+1.5%	May 8, 2010	1,263	1,225
McKinney Village Park, L.P.	LIBOR+2.25%	March 28, 2011	893	1,195

			$3,568	$4,901

The Summer Creek Development, Ltd. loan represents a residential development loan with Sovereign Bank, N.A. The loan is for a maximum of $5.6 million for purposes of financing the acquisition, development, marketing, and sale of the Summer Lakes project. The loan is expected to be repaid with proceeds from the sale of residential lots as prescribed in the loan agreement or repaid using Member contributions. Interest on the loan is payable monthly. The assets of the Summer Lakes project, with a net book value of approximately $7.3 million at December 31, 2009, have been pledged as security for the loan.

The Waterford Park note represents a residential development loan with Sovereign Bank, N.A. The loan is for a maximum of $8.2 million for purposes of financing the acquisition, development, marketing, and sale of the Waterford Park project. The loan is expected to be refinanced or repaid using Member contributions, and interest is payable monthly. The assets of the Waterford Park project, with a net book value of approximately $8.4 million at December 31, 2009, have been pledged as security for the loan.

The McKinney Village Park, L.P. loan represents a lot development loan with Colonial Bank, N.A. for the purpose of acquiring, developing, and constructing the Village Park project. The loan is expected to be repaid with proceeds from the sale of residential lots as prescribed in the loan agreement, and interest is payable monthly. The assets of the Village Park project, with a net book value of approximately $7.1 million at December 31, 2009, have been pledged as security for the loan.

Based on the maturity dates of the notes payable, total principal payments of approximately $2.7 million and $893,000 will be repaid in 2010 and 2011, respectively.

6.	RELATED-PARTY TRANSACTIONS

The Company and its joint ventures engaged Forestar to serve as Development Manager for 12 projects under development and CREC to serve as Development Manager for 2 projects under development. Pursuant to a development agreement for each project, Forestar and CREC are paid fees ranging from 1% to 5% of gross lot sales revenue. Additionally, CREC is the Administrative Manager of the Company and, as such, performs certain accounting functions on behalf of the Company, including financial statement and tax return preparation. During 2009, CREC was paid a fee of $9,000 per month. Prior to 2009, CREC was reimbursed for all costs and expenses incurred in performing these services. At December 31, 2009 and 2008, the Company had recorded in accounts payable and accrued liabilities $204,000 and $336,000, respectively, related to the fees and reimbursements. Fees to Forestar and CREC incurred by the Company during 2009, 2008 and 2007 are as follows (dollars in thousands):

	2009	2008	2007

Development fees to Forestar	$12	$120	$94
Adminstrative Manager Fee to CREC	108	—	—
Reimbursement of costs to CREC	—	348	391

	$120	$468	$485

7.	COMMITMENTS AND CONTINGENCIES

The Company is party to various claims, legal actions and complaints arising in the ordinary course of business. In the opinion of management, the disposition of these matters will not have a material adverse effect on the financial statements of the Company.

******

SCHEDULE III
(Page 1 of 5)

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2009
($ in thousands)

				Costs Capitalized Subsequent to
				Acquisition		Gross Amount at Which Carried at Close of Period						Life on Which
					Building and		Building and					Depreciation in
		Initial Cost to Company			Improvements Less		Improvements Less			Date of		2009 Statement
		Land and	Buildings and	Land and	Cost of Sales and	Land and	Cost of Sales,		Accumulated	Construction/	Date	of Income is
Description/Metropolitan Area	Encumbrances	Improvements	Improvements	Improvements	Other	Improvements	Transfers and Other	Total(a)	Depreciation(a)	Renovation	Acquired	Computed(b)

LAND HELD FOR INVESTMENT OR FUTURE DEVELOPMENT
North Point Land Suburban Atlanta, GA	$—	$10,294	$—	$23,735	$(31,476)	$34,029	$(31,476)	$2,553	$—	—	1970-1985	—
Terminus Land Atlanta, GA	—	18,745	—	14,311	(20,347)	33,056	(20,347)	12,709	—	—	2005	—
King Mill Distribution Park Suburban Atlanta, GA	—	10,528	—	6,564	—	17,092	—	17,092	—	—	2005	—
Jefferson Mill Business Park Suburban Atlanta, GA	—	14,223	—	9,533	(9,986)	23,756	(9,986)	13,770	—	—	2006	—
Lakeside Ranch Business Park Dallas, TX	—	6,328	—	3,490	—	9,818	—	9,818	—	—	2006	—
615 Peachtree Street Atlanta, GA	—	10,164	—	2,328	—	12,492	—	12,492	—	—	1996	—
Wildwood Land Suburban Atlanta, GA	—	10,214	—	5,073	(14,292)	15,287	(14,292)	995	—	—	1971-1989	—
Handy Road Associates Suburban Atlanta, GA	3,340	5,342	—	—	—	5,342	—	5,342	—	—	2009	—
Glenmore Garden Villas Suburban Charlotte, NC	8,674	3,774	—	—	—	3,774	—	3,774	—	—	2009	—
Round Rock Land Austin, TX	—	12,802	—	4,313	—	17,115	—	17,115	—	—	2005	—
Land Adjacent to The Avenue Forsyth Suburban Atlanta, GA	—	11,240	—	10,879	(11,673)	22,119	(11,673)	10,446	—	—	2007	—
Land Adjacent to The Avenue Webb Gin Suburban Atlanta, GA	—	946	—	—	—	946	—	946	—	—	2005	—
Lancaster Land Dallas, TX	—	3,901	—	943	—	4,844	—	4,844	—	—	2007	—
Land Adjacent to The Avenue Carriage Crossing Suburban Memphis, TN	—	7,208	—	2,052	(7,291)	9,260	(7,291)	1,969	—	—	2004	—
549 / 555 / 557 Peachtree Street Atlanta, GA	—	5,988	—	6,152	(3,346)	12,140	(3,346)	8,794	—	—	2004	—
Research Park V Austin, TX	—	4,373	—	551	—	4,924	—	4,924	—	—	1998	—
Blalock Lakes Suburban Atlanta, GA	—	9,646	—	4	—	9,650	—	9,650	—	—	2008	—

Total Land Held for Investment or Future Development	12,014	145,716	—	89,928	(98,411)	235,644	(98,411)	137,233	—

SCHEDULE III
(Page 2 of 5)

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2009
($ in thousands)

					Costs Capitalized Subsequent to
					Acquisition		Gross Amount at Which Carried at Close of Period						Life on Which
						Building and		Building and					Depreciation
			Initial Cost to Company			Improvements Less		Improvements Less			Date of		2009 Statement
			Land and	Buildings and	Land and	Cost of Sales and	Land and	Cost of Sales,		Accumulated	Construction/	Date	of Income
Description/Metropolitan Area	Encumbrances		Improvements	Improvements	Improvements	Other	Improvements	Transfers and Other	Total(a)	Depreciation(a)	Renovation	Acquired	Computed(b)

OPERATING PROPERTIES
Office
The American Cancer Society Center Atlanta, GA	$136,000		$5,226	$67,370	$—	$22,183	$5,226	$89,553	$94,779	$50,484	—	1999	25 years
Terminus 100 Atlanta, GA	180,000		15,559	—	(2,513)	156,935	13,046	156,935	169,981	19,895	2008	2005	30 years
Galleria 75 Suburban Atlanta, GA	—		6,673	4,743	—	50	6,673	4,793	11,466	1,761	—	2004	25 years
The Points at Waterview Suburban Dallas, TX	17,024		2,558	22,910	—	5,063	2,558	27,973	30,531	12,849	—	2000	25 years
Lakeshore Park Plaza Birmingham, AL	17,903		3,362	12,261	—	4,872	3,362	17,133	20,495	7,403	—	1998	30 years
600 University Park Place Birmingham, AL	12,536		1,899	—	—	16,719	1,899	16,719	18,618	5,924	1998	1998	30 years
333 North Point Center East Suburban Atlanta, GA	27,287	(c)	551	—	—	13,602	551	13,602	14,153	6,766	1996	1996	30 years
555 North Point Center East Suburban Atlanta, GA	—	(c)	368	—	—	17,427	368	17,427	17,795	7,202	1998	1998	30 years
One Georgia Center Atlanta, GA	—		9,267	27,079	—	23,504	9,267	50,583	59,850	13,082	—	2000	30 years
100 North Point Center East Suburban Atlanta, GA	25,000	(d)	1,475	9,625	—	1,518	1,475	11,143	12,618	4,667	—	2003	25 years
200 North Point Center East Suburban Atlanta, GA	—	(d)	1,726	7,920	—	2,479	1,726	10,399	12,125	3,705	—	2003	25 years
Cosmopolitan Center(e) Atlanta, GA	—		9,465	2,581	(1,513)	92	7,952	2,673	10,625	987	—	2006	24 years
191 Peachtree Tower(e) Atlanta, GA	—		5,355	141,012	—	57,269	5,355	198,281	203,636	22,584	—	2006	40 years
221 Peachtree Center Avenue Parking Garage Atlanta, GA	—		4,217	13,337	—	111	4,217	13,448	17,665	932	—	2007	39 years
Meridian Mark Plaza Atlanta, GA	22,279		2,219	—	—	24,982	2,219	24,982	27,201	11,690	1997	1997	30 years
Inhibitex Suburban Atlanta, GA	—		675	—	—	5,727	675	5,727	6,402	1,565	2004	2004	30 years
8995 Westside Parkway (formerly known as AtheroGenics) Suburban Atlanta, GA	—		200	—	—	7,563	200	7,563	7,763	5,382	1998	1998	30 years

Total Office	438,029		70,795	308,838	(4,026)	360,096	66,769	668,934	735,703	176,878

SCHEDULE III
(Page 3 of 5)

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2009
($ in thousands)

				Costs Capitalized Subsequent to
				Acquisition		Gross Amount at Which Carried at Close of Period						Life on Which
					Building and		Building and					Depreciation
		Initial Cost to Company			Improvements less		Improvements less			Date of		2009 Statement
		Land and	Buildings and	Land and	Cost of Sales and	Land and	Cost of Sales,		Accumulated	Construction/	Date	of Income is
Description/Metropolitan Area	Encumbrances	Improvements	Improvements	Improvements	Other	Improvements	Transfers and Other	Total(a)	Depreciation(a)	Renovation	Acquired	Computed(b)

Retail
The Avenue Carriage Crossing Suburban Memphis, TN	$—	$11,470	$—	$(1,675)	$82,773	$9,795	$82,773	$92,568	$20,147	2004	2004	30 years
The Avenue Forsyth Suburban Atlanta, GA	—	22,848	—	5,866	93,259	28,714	93,259	121,973	7,956	2009	2007	30 years
Tiffany Springs MarketCenter Kansas City, MO	—	8,174	—	3,474	46,618	11,648	46,618	58,266	2,178	2009	2007	30 years
The Avenue Webb Gin Suburban Atlanta, GA	—	11,583	—	(1,745)	69,516	9,838	69,516	79,354	12,150	2005	2005	30 years
San Jose MarketCenter San Jose, CA	—	39,121	—	—	45,647	39,121	45,647	84,768	7,435	2005	2005	30 years

Total Retail	—	93,196	—	5,920	337,813	99,116	337,813	436,929	49,866
Industrial

Lakeside Ranch Business Park — Building 20 Dallas, TX	—	5,073	—	—	22,781	5,073	22,781	27,854	2,792	2008	2006	30 years
Jefferson Mill Business Park — Building A Suburban Atlanta, GA	—	1,287	—	—	12,421	1,287	12,421	13,708	728	2008	2006	30 years
King Mill Distribution Park — Building 3 Suburban Atlanta, GA	—	3,886	—	345	21,426	4,231	21,426	25,657	2,827	2007	2005	30 years

Total Industrial	—	10,246	—	345	56,628	10,591	56,628	67,219	6,347

Total Operating Properties	438,029	174,237	308,838	2,239	754,537	176,476	1,063,375	1,239,851	233,091

SCHEDULE III
(Page 4 of 5)

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2009
($ in thousands)

				Costs Capitalized Subsequent to
				Acquisition		Gross Amount at Which Carried at Close of Period						Life on Which
					Building and		Building and					Depreciation in
		Initial Cost to Company			Improvements Less		Improvements Less			Date of		2009 Statement
		Land and	Buildings and	Land and	Cost of Sales and	Land and	Cost of Sales,		Accumulated	Construction/	Date	of Income is
Description/Metropolitan Area	Encumbrances	Improvements	Improvements	Improvements	Other	Improvements	Transfers and Other	Total(a)	Depreciation(a)	Renovation	Acquired	Computed(b)

RESIDENTIAL LOTS
River’s Call Suburban Atlanta, GA	$—	$2,001	$—	$11,075	$(12,504)	$13,076	$(12,504)	$572	$—	2000	1971-1989	—
The Lakes at Cedar Grove Suburban Atlanta, GA	—	4,720	—	30,319	(29,941)	35,039	(29,941)	5,098	—	2001	2001	—
Blalock Lakes Suburban Atlanta, GA	—	17,657	—	24,206	(3,821)	41,863	(3,821)	38,042	—	2006	2006	—
Longleaf at Callaway Pine Mountain, GA	165	2,098	—	6,801	(8,518)	8,899	(8,518)	381	—	2002	2002	—
Callaway Gardens Pine Mountain, GA	—	1,584	—	15,669	(1,406)	17,253	(1,406)	15,847	—	2006	2006	—
Tillman Hall Suburban Atlanta, GA	—	2,904	—	506	(525)	3,410	(525)	2,885	—	—	2008	—

Total Residential Lots	165	30,964	—	88,576	(56,715)	119,540	(56,715)	62,825	—

MULTI-FAMILY UNITS HELD FOR SALE
10 Terminus Place Atlanta, GA	—	7,810	—	—	17,993	7,810	17,993	25,803	—	2008	2005	—
60 North Market Asheville, NC	—	—	9,739	—	(7,038)	—	2,701	2,701	—	—	2009	—

Total Multi-Family Units Held for Sale	—	7,810	9,739	—	10,955	7,810	20,694	28,504	—

	$450,208	$358,727	$318,577	$180,743	$610,366	$539,470	$928,943	$1,468,413	$233,091

SCHEDULE III
(Page 5 of 5)

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2009
($ in thousands)

NOTES:

(a)	Reconciliations of total real estate carrying value and accumulated depreciation for the three years ended December 31, 2009 are as follows:

	Real Estate			Accumulated Depreciation
	2009	2008	2007	2009	2008	2007

Balance at beginning of period	$1,458,001	$1,309,821	$1,021,010	$186,252	$146,456	$117,769
Additions during the period:
Improvements and other capitalized costs	72,644	195,629	348,484	—	—	—
Impairment loss	(34,900)	(2,100)	—	—	—	—
Depreciation expense	—	—	—	52,996	50,021	37,983

	37,744	193,529	348,484	52,996	50,021	37,983

Deductions during the period:
Cost of real estate sold	(31,908)	(51,671)	(58,766)	(96)	(8,169)	(7,281)
Write-off of fully depreciated assets	(5,991)	(1,181)	(1,047)	(5,991)	(1,181)	(1,047)
Transfers between account categories	10,567	7,503	140	(34)	(272)	—
Amortization of rent adjustments	—	—	—	(36)	(603)	(968)

	(27,332)	(45,349)	(59,673)	(6,157)	(10,225)	(9,296)

Balance at the end of period	$1,468,413	$1,458,001	$1,309,821	$233,091	$186,252	$146,456

(b)	Buildings and improvements are depreciated over 25 to 40 years. Leasehold improvements and other capitalized leasing costs are depreciated over the life of the asset or the term of the lease, whichever is shorter.

(c)	333 North Point Center East and 555 North Point Center East were financed together with such properties being collateral for one recourse mortgage note payable.

(d)	100 North Point Center East and 200 North Point Center East were financed together with such properties being collateral for one non-recourse mortgage note payable.

(e)	Certain intangible assets related to the purchase of this property are included in other assets and not in the above table, although included in the basis of the property on Item 2.