Form 10-Q
period 2010-03-31
COUSINS PROPERTIES INC
filed 2010-05-10
CIK 25232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐     No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 5, 2010

Common Stock, $1 par value per share	100,866,360 shares

FORWARD-LOOKING STATEMENTS
     Certain matters contained in this report are “forward-looking statements” within the meaning of the federal securities laws and are subject to uncertainties and risks, as itemized in Item 1A included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. These forward-looking statements include information about possible or assumed future results of the Company’s business and the Company’s financial condition, liquidity, results of operations, plans and objectives. They also include, among other things, statements regarding subjects that are forward-looking by their nature, such as:
•	the Company’s business and financial strategy;

•	the Company’s ability to obtain future financing arrangements;

•	the Company’s understanding of its competition and its ability to compete effectively;

•	projected operating results;

•	market and industry trends;

•	estimates relating to future distributions;

•	projected capital expenditures; and

•	interest rates.
     The forward-looking statements are based upon management’s beliefs, assumptions and expectations of the Company’s future performance, taking into account information currently available. These beliefs, assumptions and expectations may change as a result of many possible events or factors, not all of which are known. If a change occurs, the Company’s business, financial condition, liquidity and results of operations may vary materially from those expressed in forward-looking statements. Actual results may vary from forward-looking statements, due to, but not limited to, the following:
•	availability and terms of capital and financing, both to fund operations and to refinance indebtedness as it matures;

•	risks and uncertainties related to the national and local economic conditions, the real estate industry in general and in specific markets, and the commercial, residential and condominium markets in particular;

•	the potential for recognition of additional impairments due to continued adverse market and economic conditions;

•	leasing risks, including an inability to obtain new tenants or renew tenants on favorable terms, or at all, upon the expiration of existing leases and the ability to lease newly developed or currently unleased space;

•	financial condition of existing tenants;

•	rising interest and insurance rates;

•	the availability of sufficient development or investment opportunities;

•	competition from other developers or investors;

•	the risks associated with development projects (such as construction delay, cost overruns and leasing/sales risk of new properties);

•	potential liability for uninsured losses, condemnation or environmental liability;

•	potential liability for a failure to meet regulatory requirements;

•	the financial condition and liquidity of, or disputes with, joint venture partners;

•	any failure to comply with debt covenants under credit agreements; and

•	any failure to continue to qualify for taxation as a real estate investment trust.
     The words “believes,” “expects,” “anticipates,” “estimates,” “plans,” “may,” “intend,” “will” or similar expressions are intended to identify forward-looking statements. Although the Company believes its plans, intentions and expectations reflected in any forward-looking statements are reasonable, the Company can give no assurance that such plans, intentions or expectations will be achieved. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of future events, new information or otherwise, except as required under U.S. federal securities laws.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	March 31, 2010	December 31, 2009
	(Unaudited)

ASSETS
PROPERTIES:
Operating properties, net of accumulated depreciation of $246,129 and $233,091 in 2010 and 2009, respectively	$991,762	$1,006,760
Land held for investment or future development	135,313	137,233
Residential lots	62,894	62,825
Multi-family units held for sale	21,295	28,504

Total properties	1,211,264	1,235,322

CASH AND CASH EQUIVALENTS	30,349	9,464
RESTRICTED CASH	3,128	3,585
NOTES AND OTHER RECEIVABLES, net of allowance for doubtful accounts of $6,400 and $5,734 in 2010 and 2009, respectively	45,775	49,678
INVESTMENT IN UNCONSOLIDATED JOINT VENTURES	145,352	146,150
OTHER ASSETS	49,609	47,353

TOTAL ASSETS	$1,485,477	$1,491,552

LIABILITIES AND EQUITY
NOTES PAYABLE	$580,979	$590,208
ACCOUNTS PAYABLE AND ACCRUED LIABILITIES	61,688	56,577
DEFERRED GAIN	4,393	4,452
DEPOSITS AND DEFERRED INCOME	9,615	7,465

TOTAL LIABILITIES	656,675	658,702

COMMITMENTS AND CONTINGENT LIABILITIES

REDEEMABLE NONCONTROLLING INTERESTS	12,689	12,591

STOCKHOLDERS’ INVESTMENT:
Preferred stock, 20,000,000 shares authorized, $1 par value:
7.75% Series A cumulative redeemable preferred stock, $25 liquidation preference; 2,993,090 shares issued and outstanding in 2010 and 2009	74,827	74,827
7.50% Series B cumulative redeemable preferred stock, $25 liquidation preference; 3,791,000 shares issued and outstanding in 2010 and 2009	94,775	94,775
Common stock, $1 par value, 150,000,000 shares authorized, 104,436,442 and 103,352,382 shares issued in 2010 and 2009, respectively	104,436	103,352
Additional paid-in capital	667,597	662,216
Treasury stock at cost, 3,570,082 shares in 2010 and 2009	(86,840)	(86,840)
Accumulated other comprehensive loss on derivative instruments	(9,549)	(9,517)
Distributions in excess of net income	(61,956)	(51,402)

TOTAL STOCKHOLDERS’ INVESTMENT	783,290	787,411

Nonredeemable noncontrolling interests	32,823	32,848

TOTAL EQUITY	816,113	820,259

TOTAL LIABILITIES AND EQUITY	$1,485,477	$1,491,552

See notes to condensed consolidated financial statements.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONDENSEDCONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands, except per share amounts)

	Three Months Ended March 31,
	2010	2009
REVENUES:
Rental property revenues	$37,213	$37,509
Fee income	8,338	8,044
Multi-family residential unit sales	10,146	—
Residential lot and outparcel sales	13,819	2,548
Interest and other	124	986

	69,640	49,087

COSTS AND EXPENSES:
Rental property operating expenses	15,184	17,313
Multi-family residential unit cost of sales	7,970	—
Residential lot and outparcel cost of sales	9,096	1,730
General and administrative expenses	9,950	9,418
Separation expenses	68	344
Reimbursed general and administrative expenses	4,418	4,228
Depreciation and amortization	13,895	13,056
Interest expense	9,781	10,430
Other	1,328	1,546

	71,690	58,065

LOSS ON EXTINGUISHMENT OF DEBT	(592)	—

LOSS FROM CONTINUING OPERATIONS BEFORE TAXES, UNCONSOLIDATED JOINT VENTURES AND SALE OF INVESTMENT PROPERTIES	(2,642)	(8,978)

BENEFIT FOR INCOME TAXES FROM OPERATIONS	1,146	3,941

INCOME FROM UNCONSOLIDATED JOINT VENTURES	2,920	1,820

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE GAIN ON SALE OF INVESTMENT PROPERTIES	1,424	(3,217)

GAIN ON SALE OF INVESTMENT PROPERTIES	756	167,434

INCOME FROM CONTINUING OPERATIONS	2,180	164,217

LOSS FROM DISCONTINUED OPERATIONS	—	(7)

NET INCOME	2,180	164,210

NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(526)	(412)

NET INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	1,654	163,798

DIVIDENDS TO PREFERRED STOCKHOLDERS	(3,227)	(3,227)

NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	$(1,573)	$160,571

NET INCOME (LOSS) PER COMMON SHARE — BASIC AND DILUTED	$(0.02)	$3.13

DIVIDENDS DECLARED PER COMMON SHARE	$0.09	$0.25

WEIGHTED AVERAGE SHARES — BASIC AND DILUTED	100,069	51,350

See notes to condensed consolidated financial statements.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
Three Months Ended March 31, 2010 and 2009
(Unaudited, in thousands)

					Accumulated	Cumulative
					Other	Undistributed
					Comprehensive	Net Income
			Additional		Income (Loss)	(Distributions in	Total	Nonredeemable
	Preferred	Common	Paid-In	Treasury	on Derivative	Excess of	Stockholders’	Noncontrolling
	Stock	Stock	Capital	Stock	Instruments	Net Income)	Investment	Interests	Total Equity

Balance December 31, 2009	$169,602	$103,352	$662,216	$(86,840)	$(9,517)	$(51,402)	$787,411	$32,848	$820,259

Net income	—	—	—	—	—	1,654	1,654	548	2,202
Change in fair value of derivative instruments	—	—	—	—	(32)	—	(32)	—	(32)

Total comprehensive income	—	—	—	—	(32)	1,654	1,622	548	2,170
Common stock issued pursuant to stock dividend and other	—	820	5,137	—	—	(5,984)	(27)	—	(27)
Restricted stock grant, net of amortization	—	264	(144)	—	—	—	120	—	120
Amortization of stock options, net of forfeitures	—	—	388	—	—	—	388	—	388
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(573)	(573)
Cash preferred dividends paid	—	—	—	—	—	(3,227)	(3,227)	—	(3,227)
Cash common dividends paid	—	—	—	—	—	(2,997)	(2,997)	—	(2,997)

Balance March 31, 2010	$169,602	$104,436	$667,597	$(86,840)	$(9,549)	$(61,956)	$783,290	$32,823	$816,113

Balance December 31, 2008	$169,602	$54,922	$368,829	$(86,840)	$(16,601)	$(23,189)	$466,723	$37,539	$504,262

Net income	—	—	—	—	—	163,798	163,798	624	164,422
Change in fair value of derivative instruments	—	—	—	—	480	—	480	—	480

Total comprehensive income	—	—	—	—	480	163,798	164,278	624	164,902
Common stock issued pursuant to grants under director stock plan	—	—	(90)	—	—	—	(90)	—	(90)
Amortization of stock options and restricted stock, net of forfeitures	—	(10)	926	—	—	—	916	—	916
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(5,320)	(5,320)
Change in fair value of redeemable noncontrolling interests	—	—	—	—	—	(180)	(180)	—	(180)
Preferred dividends paid	—	—	—	—	—	(3,227)	(3,227)	—	(3,227)
Common dividends paid	—	—	—	—	—	(12,838)	(12,838)	—	(12,838)

Balance March 31, 2009	$169,602	$54,912	$369,665	$(86,840)	$(16,121)	$124,364	$615,582	$32,843	$648,425

See notes to condensed consolidated financial statements.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,180	$164,210
Adjustments to reconcile net income to net cash flows provided by operating activities:
Gain on sale of investment properties	(756)	(167,434)
Loss on extinguishment of debt	592	—
Depreciation and amortization	13,895	13,056
Amortization of deferred financing costs	407	408
Stock-based compensation	508	916
Change in deferred income taxes, net of valuation allowance	—	(3,941)
Effect of recognizing rental revenues on a straight-line or market basis	(988)	(1,182)
Income from unconsolidated joint ventures	(2,920)	(1,820)
Operating distributions from unconsolidated joint ventures	2,461	2,124
Residential lot, outparcel and multi-family cost of sales, net of closing costs paid	15,778	1,730
Residential lot, outparcel and multi-family acquisition and development expenditures	(428)	(1,483)
Changes in other operating assets and liabilities:
Change in other receivables and other assets, net	(1,695)	381
Change in accounts payable and accrued liabilities	3,040	(2,780)

Net cash provided by operating activities	32,074	4,185

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from investment property sales	10,023	673
Property acquisition and development expenditures	(4,279)	(15,114)
Investment in unconsolidated joint ventures	(1,022)	(1,751)
Distributions from unconsolidated joint ventures	2,279	1,571
Investment in notes receivable, net	—	(17)
Change in other assets	(1,067)	(878)
Change in restricted cash	457	(913)

Net cash provided by (used in) investing activities	6,391	(16,429)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facility	—	82,200
Repayment of credit facility	—	(71,200)
Payment of loan issuance costs	(1,647)	—
Repayment of other notes payable	(9,229)	(560)
Common stock issuance costs	(27)	(90)
Cash common dividends paid	(2,997)	(12,838)
Cash preferred dividends paid	(3,227)	(3,227)
Contributions from noncontrolling interests	120	—
Distributions to noncontrolling interests	(573)	(5,342)

Net cash used in financing activities	(17,580)	(11,057)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	20,885	(23,301)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	9,464	82,963

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$30,349	$59,662

See notes to condensed consolidated financial statements.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
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
     The condensed consolidated financial statements are unaudited and were prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, these financial statements reflect all adjustments necessary (which adjustments are of a normal and recurring nature) for the fair presentation of the Company’s financial position as of March 31, 2010 and results of operations for the three months ended March 31, 2010 and 2009. Results of operations for the three months ended March 31, 2010 are not necessarily indicative of results expected for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. These condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The accounting policies employed are materially the same as those shown in Note 2 to the consolidated financial statements included in such Form 10-K, with the addition of the following new accounting pronouncement.
New Accounting Pronouncement
     The Company follows the guidelines in Accounting Standards Codification (“ASC”) 810, (as amended by Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R)), for determining the appropriate consolidation treatment of non-wholly owned entities. The Company adopted new guidelines effective January 1, 2010, which modify how a company determines that an entity is a variable interest entity (“VIE”) and when that entity is consolidated. Variable interest holders who have the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and have the obligation to absorb the majority of losses of the entity or the right to receive significant benefits of the entity are considered to be the primary beneficiary. The primary beneficiary of a VIE must consolidate the VIE. When the Company is the primary beneficiary of a VIE, the new guidance also requires ongoing reassessments of this conclusion, not just upon the occurrence of certain events. Additional disclosures about the Company’s involvement in VIEs, including any significant changes in risk exposure due to that involvement, are required under the new guidelines. The impact of the adoption of these new guidelines did not result in any entities which were previously determined not to be VIEs to be VIEs and had no effect on the Company’s financial condition, results of operations or cash flows. Additional disclosures as required upon adoption of the new guidelines regarding the Company’s VIEs are as follows:
     Cousins/Callaway, LLC (“Cousins/Callaway”), a 50-50 joint venture between the Company and Callaway Gardens Resort, Inc. (“Callaway”), develops residential lots within The Callaway Gardens Resort outside of Atlanta, Georgia. The project is anticipated to be funded fully through Company contributions, and Callaway has no obligation to fund any costs. Although the Company is contributing all of the equity to the venture, Callaway has the right to receive returns from the project, but absorbs no losses. The Company has determined that Cousins/Callaway is a VIE. The Company is the sole decision maker for the venture and is also the development manager. Since the Company has the power to direct the activities that could be significant to the VIE, the Company is the primary beneficiary and consolidates the venture. As March 31, 2010 and December 31, 2009, the assets of Cousins/Callaway equaled approximately $15.8 million, and there were no significant liabilities.
     Handy Road Associates, LLC (“Handy Road”) is a 50-50 joint venture which owns 1,187 acres of land in suburban Atlanta, Georgia, intended for future development and/or sale. In 2009, the Company’s partner in Handy Road indicated it will not make further capital contributions to the venture. In addition, the Company determined the partner would not receive any of the economic benefits of the entity. Therefore, Handy Road has been determined to be a VIE, with the Company as the primary beneficiary. As a result of this determination, the Company consolidates the entity. The creditors of Handy Road have recourse only against the assets of Handy Road and do not have recourse against the Company. As of March 31, 2010 and December 31, 2009, Handy Road had approximately $5.4 million in assets and $3.4 million in notes payable.
     Terminus 200 LLC (“T200”) is a 50-50 joint venture that was formed to develop and operate an office building in Atlanta, Georgia. Since the equity at risk is not sufficient to permit T200 to finance its activities without additional subordinated financial support, T200 is a VIE. It was determined that neither partner is the primary beneficiary, as both the Company and its joint venture partner have shared control, and therefore the Company accounts for its investment using the equity method. The Company’s basis in T200 is zero as of March 31, 2010 and December 31, 2009. See Note 5 for additional information related to this venture.
Reclassifications
     In the periods prior to the second quarter of 2009, the Company included separation payments to terminated employees within the general and administrative expense line item. Beginning in the second quarter of 2009, these amounts were segregated on the Condensed Consolidated Statements of Income and prior period amounts have been revised to conform to this new presentation.
2. NOTES PAYABLE, INTEREST EXPENSE AND COMMITMENTS AND CONTINGENCIES
     The following table summarizes the terms and amounts of the notes payable outstanding at March 31, 2010 and December 31, 2009 (in thousands):

		Term/
		Amortization		Outstanding at
Description	Interest Rate	Period (Years)	Maturity	March 31, 2010	December 31, 2009

Credit Facility, unsecured (see note)	LIBOR + 1.75% to 2.25%	4/N/A	8/29/11	$40,000	$40,000
Term Facility, unsecured (see note)	Swapped rate of 5.01% + 1.75% to 2.25%	5/N/A	8/29/12	100,000	100,000
Terminus 100 mortgage note (interest only)	6.13%	5/N/A	10/1/12	180,000	180,000
The American Cancer Society Center mortgage note (interest only until October 1, 2011)	6.4515%	5/30	9/1/17	136,000	136,000
333/555 North Point Center East mortgage note	7.00%	10/25	11/1/11	27,074	27,287
Meridian Mark Plaza mortgage note	8.27%	10/28	9/1/10	22,153	22,279
100/200 North Point Center East mortgage note (interest only until July 1, 2010)	5.39%	5/30	6/1/12	25,000	25,000
The Points at Waterview mortgage note	5.66%	10/25	1/1/16	16,918	17,024
600 University Park Place mortgage note	7.38%	10/30	8/10/11	12,477	12,536
Lakeshore Park Plaza mortgage note	5.89%	4/25	8/1/12	17,815	17,903
Glenmore Garden Villas, LLC (see note)	LIBOR + 2.25%	3/N/A	10/3/10	—	8,674
Handy Road Associates, LLC (see note)	Prime + 1%, but not < 6%	5/N/A	3/30/11	3,374	3,340
Other miscellaneous notes	Various	Various	Various	168	165

				$580,979	$590,208

     In the first quarter of 2010, the Company sold its interest in Glenmore Garden Villas, LLC (“Glenmore”), a townhome development in Charlotte, North Carolina. In connection with this sale, Glenmore repaid the $8.7 million outstanding construction loan on the project. Also in the first quarter of 2010, the Handy Road note payable was extended for one year, to March 30, 2011, at an interest rate of Prime plus 1%, with a minimum interest rate of 6%.
     Credit Facility Amendment
     In February 2010, the Company entered into a First Amendment (the “Amendment”) of its Credit and Term Facilities with Bank of America and the other participating banks. The Amendment reduced the amount available under the Credit Facility from $500 million to $250 million. The amount available under the Term Facility remained at $100 million. If the Term Facility is repaid prior to the maturity of the Credit Facility, the availability under the Credit Facility will increase correspondingly, allowing a total availability under the combined Facilities of $350 million. The maturity dates for both Facilities remain the same under the Amendment.
     Amounts outstanding under the Credit and Term Facilities accrue interest at LIBOR plus a spread. The Amendment changed the spread for the Credit and Term Facilities, as detailed below:

	Credit and Term Facilities	Credit Facility	Term Facility Applicable
	Applicable Spread — As	Applicable Spread —	Spread — Before
Leverage Ratio	Amended	Before Amendment	Amendment

< 35%	1.75%	0.75%	0.70%
>35% but < 45%	2.00%	0.85%	0.80%
>45% but < 50%	2.25%	0.95%	0.90%
>50% but < 55’%	2.25%	1.10%	1.05%
>55%	N/A	1.25%	1.20%
     At March 31, 2010, the spread over LIBOR was 2.0%. Certain covenants changed under the Amendment, specifically, the minimum Consolidated Fixed Charge Coverage Ratio, as defined, decreased from 1.50 to 1.30. Other covenants and fees were also amended. The Company incurred an administrative fee of approximately $1.6 million related to the Amendment, and expensed unamortized deferred loan costs related to the previous facility of $592,000.

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
     The Company utilizes interest rate swap agreements to manage its exposure to interest rate changes under variable-rate obligations. The Company has an interest rate swap agreement with a notional amount of $100 million in order to manage its interest rate risk under the Term Facility. The Company designated this swap as a cash flow hedge, and this swap effectively fixes the underlying LIBOR rate of the Term Facility at 5.01%. The Company also has an interest swap with a notional amount of $40 million in order to manage interest rate risk associated with floating-rate, LIBOR-based borrowings. This swap was also designated as a cash flow hedge and effectively fixes a portion of the underlying LIBOR rate on Company borrowings at 2.995% through October 2010. In the fourth quarter of 2009, the Company terminated a $75 million swap on LIBOR-based borrowings, which had an interest rate of 2.69%, as well as reduced the $40 million, 2.995% swap described above from $75 million. During both the three months ended March 31, 2010 and 2009, there was no ineffectiveness under any of the Company’s interest rate swaps. The Company calculates the fair value of its interest rate swaps as of the end of each reporting period by obtaining a third party valuation utilizing estimated future LIBOR rates. The fair value calculation for the swaps is deemed to be a Level 2 calculation under the guidelines as set forth in ASC 820. The fair values of the interest rate swap agreements were recorded in accounts payable and accrued liabilities and other comprehensive loss on the Condensed Consolidated Balance Sheets, detailed as follows (in thousands):

		Floating Rate,
		LIBOR-based
	Term Loan	Borrowings	Total

Balance, December 31, 2009	$8,662	$855	$9,517
Change in fair value	251	(219)	32

Balance, March 31, 2010	$8,913	$636	$9,549

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
     For the three months ended March 31, 2010 and 2009, interest expense was as follows (in thousands):

	Three Months Ended March 31,
	2010	2009

Interest expensed	$9,781	$12,256
Interest capitalized	—	(1,826)

Total interest incurred	$9,781	$10,430

     At March 31, 2010, the Company had outstanding letters of credit and performance bonds of $6.7 million. The Company has estimated development commitments of $17.3 million as March 31, 2010 related to a loan guarantee, which was paid in May 2010. Additionally, the Company has $13.9 million in future obligations as a lessor under numerous leases to fund tenant improvements and other funding commitments as of March 31, 2010. As a lessee, the Company has future obligations under ground and office leases of approximately $17.3 million at March 31, 2010.
     Fair Value
     At March 31, 2010 and December 31, 2009, the estimated fair value of the Company’s notes payable was approximately $578.2 million and $586.2 million, respectively, calculated by discounting future cash flows at estimated rates at which similar loans would have been obtained at March 31, 2010 and December 31, 2009. This fair value calculation is considered to be a Level 2 calculation under the guidelines as set forth in ASC 820, as the Company utilizes market rates for similar type loans from third party brokers.
3. EARNINGS PER SHARE
     Net income per share-basic is calculated as net income available to common stockholders divided by the weighted average number of common shares outstanding during the period. Net income per share-diluted is calculated as net income available to common stockholders divided by the diluted weighted average number of common shares outstanding during the period, including nonvested restricted stock which has nonforfeitable dividends. Diluted weighted average number of common shares is calculated to reflect the potential dilution under the treasury stock method that would occur if stock options or other contracts to issue common stock were exercised and resulted in additional common shares outstanding. As of March 31, 2010 and 2009, none of the Company’s outstanding stock options were dilutive. The numerator used in the Company’s per share calculations is reduced for the effect of preferred dividends and is the same for both basic and diluted net income per share.
     Weighted average shares-basic and weighted average shares-diluted are as follows (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Weighted average shares-basic	100,069	51,350
Dilutive potential common shares — stock options	—	—

Weighted average shares-diluted	100,069	51,350

Anti-dilutive options not included	7,137	6,313

4. STOCK-BASED COMPENSATION
     In accordance with ASC 718, the Company recognizes compensation expense based on the grant date fair value of share-based awards over the required service period of the awards. The Company has several types of stock-based compensation — stock options, restricted stock and restricted stock units — which are described in Note 7 of “Notes to Consolidated Financial Statements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The Company recorded compensation expense of approximately $1,062,000 and $911,000 for the three months ended March 31, 2010 and 2009, respectively, related to stock-based compensation, after the effect of capitalization to projects under development and income tax benefit.
     On February 15, 2010, the Company granted 301,993 options to certain key employees and 2,416 options to one of its directors. Also on February 15, 2010, the Company made stock grants of 264,401 shares to key employees. These stock grants cliff vest three years from the date of grant, receive dividends and have voting rights during the vesting period. Previous stock grants vested ratably over four years. Compensation expense will be recorded ratably over the new vesting period.
     Restricted stock units (“RSUs”) are accounted for as liability awards under ASC 718, and employees are paid cash upon vesting based upon the value of the Company’s stock. On February 15, 2010, the Company awarded two new types of performance-based RSUs to key employees, based on two performance metrics: (1) Total Stockholder Return (“TSR”) of the Company, as defined, as compared to the Morgan Stanley REIT index, and (2) Ratio of total debt, as defined, to the trailing 12-month earnings before interest, taxes, depreciation and amortization, as defined (“EBITDA”). The performance period is January 1, 2010 to December 31, 2012, and the targeted number of TSR RSUs and EBITDA RSUs awarded is 91,815 and 132,207, respectively. The ultimate payout of these awards can range from 0% to 200% of the targeted number of units depending on the achievement of the performance metrics described above. Both of these types of RSUs cliff vest on February 15, 2013 and are dependent upon the attainment of required service and performance criteria. The number of each type of RSU to be issued will be determined at that date, and the payout per unit will be equal to the 30-day average closing price of the Company’s stock ending on December 31, 2012. The Company is expensing an estimate of the fair value of the TSR RSUs over the vesting period using a quarterly Monte Carlo valuation. The EBITDA RSUs are also expensed over the vesting period using the fair market value of the Company’s stock at the reporting period multiplied by the anticipated number of units to be paid based on the current estimate of what the ratio is expected to be upon vesting. Dividend equivalents on the RSUs will also be paid based upon the percentage vested. The dividend equivalent payments will equal the total cash dividends that would have been paid during the performance period, and as if the cash dividends had been reinvested in Company stock.
5. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES
     The Company describes its investments in unconsolidated joint ventures in Note 5 of “Notes to Consolidated Financial Statements” in its Annual Report on Form 10-K for the year ended December 31, 2009. The following table summarizes balance sheet data of the Company’s unconsolidated joint ventures as of March 31, 2010 and December 31, 2009 (in thousands):

							Company’s
	Total Assets		Total Debt		Total Equity		Investment
	2010	2009	2010	2009	2010	2009	2010	2009
SUMMARY OF FINANCIAL POSITION:
CP Venture IV LLC entities	$322,837	$324,402	$35,092	$35,451	$275,179	$277,063	$15,726	$15,933
Charlotte Gateway Village, LLC	159,692	160,266	106,911	110,101	49,788	48,214	10,392	10,401
CF Murfreesboro Associates	138,816	139,782	113,254	113,476	23,854	23,231	14,114	13,817
Palisades West LLC	124,707	125,537	—	—	75,008	74,237	39,465	39,104
CL Realty, L.L.C.	111,129	114,598	3,243	3,568	106,724	109,184	48,905	49,825
CPV and CPV Two	103,058	101,209	—	—	101,393	99,133	3,504	3,270
Terminus 200 LLC	34,508	27,537	77,443	76,762	(47,911)	(47,921)	—	—
Temco Associates, LLC	60,613	60,752	3,028	3,061	57,334	57,484	22,645	22,716
Crawford Long — CPI, LLC	35,938	35,277	49,463	49,710	(14,833)	(15,280)	(6,172)	(6,396)
Ten Peachtree Place Associates	22,588	22,971	27,204	27,341	(5,214)	(4,846)	(4,070)	(3,887)
Wildwood Associates	21,245	21,263	—	—	21,161	21,205	(1,669)	(1,647)
TRG Columbus Dev Venture, Ltd.	6,106	6,802	—	—	2,717	2,464	100	383
Pine Mountain Builders, LLC	6,938	6,807	1,819	1,834	2,900	3,119	2,412	2,631

	$1,148,175	$1,147,203	$417,457	$421,304	$648,100	$647,287	$145,352	$146,150

     The following table summarizes income statement data of the Company’s unconsolidated joint ventures for the three months ended March 31, 2010 and 2009 (in thousands):

					Company’s Share of
	Total Revenues		Net Income (Loss)		Net Income (Loss)
	2010	2009	2010	2009	2010	2009
SUMMARY OF OPERATIONS:
CP Venture IV LLC entities	$8,004	$7,867	$1,192	$960	$289	$277
Charlotte Gateway Village, LLC	7,903	7,859	1,879	1,660	294	294
CP and CPV Two	4,641	4,544	2,263	2,564	234	261
CL Realty, L.L.C.	1,727	1,600	(144)	504	238	282
CF Murfreesboro Associates	4,084	3,199	623	278	266	90
Temco Associates, LLC	1,820	857	1,200	(420)	603	(210)
Palisades West LLC	3,315	3,003	1,124	1,307	545	640
Crawford Long — CPI, LLC	2,810	2,835	448	439	223	219
Terminus 200 LLC	397	76	10	(18)	—	(9)
Ten Peachtree Place Associates	1,906	1,837	228	137	118	73
Wildwood Associates	—	—	(44)	(14)	(21)	(7)
TRG Columbus Dev. Venture, Ltd.	1,055	29	385	25	117	(1)
Pine Mountain Builders, LLC	745	246	40	(9)	20	(5)
Other	—	—	—	(105)	(6)	(84)

	$38,407	$33,952	$9,204	$7,308	$2,920	$1,820

     In the first quarter 2010, the Company sold its interest in Glenmore, a townhome development in Charlotte, North Carolina, and concurrently repaid the $8.7 million outstanding construction loan on the project.
     T200 developed and operates an office building in the Terminus project in Atlanta, Georgia. The partners of T200 guarantee the construction loan up to an amount of $17.25 million each, plus any unpaid interest. During 2009, the Company accrued this guarantee amount and recorded impairment charges equal to its full investment in T200. In the second quarter of 2010, the Company entered into a transaction which reduced its interest in T200 from 50% to 20%, and the Company’s partner in the joint venture was replaced. In connection with this transaction, the Company paid its guarantee to the lender, the term of the loan was extended, the interest rate was adjusted and the Company contributed additional equity to the new venture.
6. OTHER ASSETS
     Other Assets on the Condensed Consolidated Balance Sheets included the following (in thousands):

	March 31,	December 31,
	2010	2009

Investment in Verde	$9,376	$9,376
FF&E and leasehold improvements, net of accumulated depreciation of $14,675 and $14,195 as of March 31, 2010 and December 31, 2009, respectively	5,123	5,306
Predevelopment costs and earnest money	8,226	7,673
Lease inducements, net of accumulated amortization of $2,140 and $1,860 as of March 31, 2010 and December 31, 2009, respectively	12,616	12,545
Loan closing costs, net of accumulated amortization of $2,219 and $4,177 as of March 31, 2010 and December 31, 2009, respectively	4,032	3,385
Prepaid expenses and other assets	3,838	2,631
Intangible Assets:
Goodwill	5,450	5,450
Above market leases, net of accumulated amortization of $8,714 and $8,704 as of March 31, 2010 and December 31, 2009, respectively	554	564
In-place leases, net of accumulated amortization of $2,420 and $2,391 as of March 31, 2010 and December 31, 2009, respectively	394	423

	$49,609	$47,353

     Investment in Verde relates to a cost method investment in a non-public real estate owner and developer. Goodwill relates entirely to the Office reportable segment. Above and below market leases are amortized into rental revenues over the remaining lease terms. In-place leases are amortized into depreciation and amortization expense also over remaining lease terms.

7. SUPPLEMENTAL CASH FLOWS INFORMATION
     The following table summarizes supplemental information related to cash flows (in thousands):

	2010	2009
Interest paid, net of amounts capitalized	$9,257	$11,342
Income taxes refunded	—	754

Non-Cash Transactions
Issuance of common stock for payment of common dividends	$5,984	$—
Land received as collateral on note receivable default	5,030	—
Change in accruals excluded from property development and acquisition expenditures	1,813	(3,260)
Issuance of note receivable for residential lot sale	150	—
Change in accumulated other comprehensive income	(32)	(480)
Transfer from note payable to redeemable noncontrolling interests	—	7,410
Transfer from accrued interest payable to redeemable noncontrolling interests	—	1,357
Transfer from projects under development to land held for investment or future development	—	5,159
Transfer from accounts payable and accrued liabilities to deferred tax asset	—	(1,793)
Change in fair value of redeemable noncontrolling interests	—	180
8. NONCONTROLLING INTERESTS
     Under the guidance in ASC 810, the Company consolidates various ventures that it controls which are involved in the ownership and/or development of real estate. The noncontrolling interest’s share of income or loss is presented separately, net of tax, below net income on the Condensed Consolidated Statements of Income. The Company has several consolidated ventures with agreements that contain provisions requiring the Company to purchase the noncontrolling interest at the then fair value upon demand on or after a future date. The obligation to the noncontrolling partner is recognized as Redeemable Noncontrolling Interests and is presented between liabilities and equity on the Condensed Consolidated Balance Sheets. The redemption values related to these redeemable interests are adjusted to the higher of fair value or cost basis in a separate line item within Equity. The Company is recognizing changes in the redemption value immediately as they occur. Nonredeemable noncontrolling interests are recorded in a separate line item within Equity.
     The following table details the components of Redeemable Noncontrolling Interests for the three months ended March 31, 2010 and 2009 (in thousands):

	Three Months Ended March 31,
	2010	2009

Beginning Balance	$12,591	$3,945
Net loss attributable to redeemable noncontrolling interests	(22)	(212)
Contributions from (distributions to) noncontrolling interests	120	(22)
Conversion of note payable and accrued interest to noncontrolling interest	—	8,767
Change in fair value of noncontrolling interests	—	180

Ending Balance	$12,689	$12,658

     For the three months ended March 31, 2010 and 2009, net income on the Condensed Consolidated Statements of Equity is reconciled to the Condensed Consolidated Income Statements as follows (in thousands):

	Three Months Ended March 31,
	2010	2009

Net income attributable to controlling interest	$1,654	$163,798
Net income attributable to nonredeemable noncontrolling interests	548	624
Net loss attributable to redeemable noncontrolling interests	(22)	(212)

Net income	$2,180	$164,210

9. REPORTABLE SEGMENTS
     The Company follows the rules as outlined in ASC 280 for segment reporting. The Company has five reportable segments: Office, Retail, Land, Third-Party Management and Multi-Family. These reportable segments represent an aggregation of operating segments reported to the Chief Operating Decision Maker based on similar economic characteristics that include the type of product and nature of service. Each segment includes both consolidated operations and joint ventures. The Office segment includes results of operations for office properties. The Retail segment includes results of operations for retail centers. The Land segment includes results of operations for various tracts of land that are held for investment or future development, and single-family residential communities that are parceled into lots and sold to various homebuilders or sold as undeveloped tracts of land. The Third-Party Management segment includes fee income where the Company manages, leases and/or develops properties for other owners. The Multi-Family segment includes results of operations for the development and sale of multi-family real estate. The Other segment includes:
•	fee income, salary reimbursements and expenses for joint venture properties that the Company manages, develops and/or leases;

•	compensation for corporate employees, other than those in the Third-Party Management segment or those allocated to properties;

•	general corporate overhead costs, interest expense for consolidated entities (as financing decisions are made at the corporate level, with the exception of joint venture interest expense, which is included in joint venture results in the respective segment);

•	income attributable to noncontrolling interests;

•	income taxes;

•	depreciation;

•	preferred dividends; and

•	operations of the Industrial properties, which are not material for separate presentation.
     Company management evaluates the performance of its reportable segments in part based on funds from operations available to common stockholders (“FFO”). FFO is a supplemental operating performance measure used in the real estate industry. The Company calculated FFO using the National Association of Real Estate Investment Trusts’ (“NAREIT”) definition of FFO, which is net income (loss) available to common stockholders (computed in accordance with GAAP), excluding extraordinary items, cumulative effect of change in accounting principle and gains or losses from sales of depreciable property plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures to reflect FFO on the same basis.
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

				Third Party
Three Months Ended March 31, 2010	Office	Retail	Land	Management	Multi-Family	Other	Total

Net rental property revenues less rental property operating expenses	$14,718	$6,778	$—	$—	$—	$533	$22,029
Fee income, net of reimbursed expenses	—	—	66	2,095	—	1,759	3,920
Residential lot, multi-family unit, tract, and outparcel sales, net of cost of sales, including gain on sale of undepreciated investment properties	—	4,593	499	—	2,176	328	7,596
Other income	—	8	—	—	—	116	124
Loss on extinguishment of debt	—	—	—	—	—	(592)	(592)
General and administrative expenses	—	—	—	(1,901)	—	(8,117)	(10,018)
Interest expense	—	—	—	—	—	(9,781)	(9,781)
Depreciation and amortization of non-real estate assets	—	—	—	—	—	(571)	(571)
Other expenses	—	—	—	(466)	—	(862)	(1,328)
Funds from operations from unconsolidated joint ventures	2,416	1,803	872	—	117	—	5,208
Income attributable to noncontrolling interests	—	—	—	—	—	(526)	(526)
Benefit for income taxes from operations	—	—	—	—	—	1,146	1,146
Preferred stock dividends	—	—	—	—	—	(3,227)	(3,227)

Funds from operations available to common stockholders	$17,134	$13,182	$1,437	$(272)	$2,293	$(19,794)	13,980

Real estate depreciation and amortization, including Company’s share of joint ventures							(15,612)
Gain on sale of depreciated investment properties							59

Net loss available to common stockholders							$(1,573)

				Third Party
Three Months Ended March 31, 2009	Office	Retail	Land	Management	Multi-Family	Other	Total

Net rental property revenues less rental property operating expenses	$13,704	$6,130	$—	$—	$—	$355	$20,189
Fee income	—	—	—	2,160	—	1,656	3,816
Residential lot, tract and outparcel sales, net of cost of sales, including gain on sale of undepreciated investment properties	—	678	236	—	—	113	1,027
Other income	2	357	—	—	—	627	986
General and administrative expenses	—	—	—	(1,349)	—	(8,413)	(9,762)
Interest expense	—	—	—	—	—	(10,430)	(10,430)
Depreciation and amortization of non-real estate assets	—	—	—	—	—	(968)	(968)
Other expenses	—	—	—	—	—	(1,546)	(1,546)
Funds from operations from unconsolidated joint ventures	2,353	1,604	42	—	(36)	(23)	3,940
Income attributable to noncontrolling interests	—	—	—	—	—	(412)	(412)
Benefit for income taxes from operations	—	—	—	—	—	3,941	3,941
Preferred stock dividends	—	—	—	—	—	(3,227)	(3,227)

Funds from operations available to common stockholders	$16,059	$8,769	$278	$811	$(36)	$(18,327)	$7,554

Real estate depreciation and amortization, including Company’s share of joint ventures							(14,236)
Gain on sale of depreciated investment properties							167,253

Net income available to common stockholders							$160,571

     When reviewing the results of operations for the Company, management analyzes the following revenue and income items net of their related costs:
•	Rental property operations, including discontinued;

•	Reimbursements of third-party and joint venture personnel costs;

•	Residential, tract and outparcel sales;

•	Multi-family sales; and

•	Gains on sales of investment properties.
     These amounts are shown in the segment tables above in the same “net” manner as shown to management. Certain adjustments are required to reconcile the above segment information to the Company’s consolidated revenues, including removing gains on sales of investment properties from revenues, as they are not presented within revenues on the Condensed Consolidated Statements of Income, as follows:

	Three Months Ended March 31,
Reconciliation to Revenues on Condensed Consolidated Income Statements (in thousands)	2010	2009
Net rental property revenues less rental property operating expenses	$22,029	$20,189
Plus rental property operating expenses	15,184	17,313
Fee income, net of reimbursed expenses	3,920	3,816
Reimbursements of third-party and joint venture personnel included in fee income	4,418	4,228
Residential lot, multi-family unit, tract, and outparcel sales, net of cost of sales, including gain on sale of undepreciated investment properties	7,596	1,027
Less gain on sale of undepreciated investment properties	(697)	(209)
Plus residential lot, multi-family unit, tract, and outparcel cost of sales	17,066	1,730
Net rental property revenues less rental property operating expensss from discontinued operations	—	7
Other income	124	986

Total consolidated revenues	$69,640	$49,087

10. SUBSEQUENT EVENTS
     In April 2010, the Company entered into a contract to sell San Jose MarketCenter, a 213,000 square foot retail center in San Jose, California. The contract is subject to due diligence and other customary closing procedures, and is expected to close in the late second or early third quarter of 2010 for a gain.

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
          Cousins, CREC and their subsidiaries (collectively, the “Company”) develop, manage and own office, multi-family, retail, industrial and residential real estate projects. As of March 31, 2010, the Company’s portfolio of real estate assets consisted of interests in 7.5 million square feet of office space, 4.6 million square feet of retail space, 2.0 million square feet of industrial space, 66 for-sale units in two completed multi-family projects, interests in 24 residential communities under development or held for future development, approximately 9,400 acres of strategically located land tracts held for investment or future development, and significant land holdings for development of single-family residential communities. The Company also provides leasing and/or management services for approximately 13.0 million square feet of office and retail space owned by third parties.
          The Company’s strategy is to produce stockholder returns by creating value through the development and redevelopment of high quality, well-located office, retail, multi-family and residential properties. The Company has developed a substantial portion of the operating properties it owns. A key element in the Company’s strategy is to actively manage its portfolio of investment properties and, at the appropriate times, to engage in timely and strategic recycling of its capital, either by sales, financings or through contributions to ventures in which the Company retains an ownership interest. These transactions seek to maximize the value of the assets the Company has created, generate capital for additional development properties and return a portion of the value created to the Company’s stockholders.
          Management continues to assess its opportunities in the current economic environment and has seen the number of traditional development opportunities across its product types decrease. Management does not expect this trend to change significantly in the next nine to 12 months, but is optimistic that other, more non-traditional, opportunities may present themselves to the Company. These opportunities could include acquisition of single-family residential, office or retail developments whose developers or lenders are experiencing problems and acquisition of retail or office projects with financing problems. However, there can be no assurance that these non-traditional opportunities will materialize.
Significant events during the three months ended March 31, 2010 included the following:
•	Sold nine outparcels at three retail centers generating gain of approximately $4.7 million.

•	Closed on the sale of 19 units at the 10 Terminus Place condominium project, generating gain of approximately $2.2 million.

•	Sold Glenmore Garden Villas in Charlotte, North Carolina generating gain of approximately $369,000.

•	Sold 53 acres of land at Jefferson Mill Business Park, generating gain of approximately $328,000.

•	Increased the percent leased of Lakeside Ranch Business Park to 77% upon execution of a lease with Owens & Minor for 223,000 square feet.

•	Executed or renewed leases covering approximately 232,000 square feet of office space and 162,000 square feet of retail space.
Results of Operations:
          Rental Property Revenues. Rental property revenues decreased approximately $296,000 (1%) in the three month 2010 period compared to the same 2009 period due to:
•	Decrease of $1.2 million from the American Cancer Society Center (the “ACS Center”), where average economic occupancy decreased from 96% in 2009 to 83% in 2010;

•	Decrease of $545,000 from Terminus 100 where average economic occupancy decreased from 96% in 2009 to 94% in 2010;

•	Increase of $2.0 million related to 191 Peachtree Tower, where average economic occupancy increased from 51% in 2009 to 70% in 2010;

•	Decrease of $436,000 related to The Avenue Carriage Crossing due to a decrease in revenues associated with an anticipated reduction in real estate tax expense for 2010 and a decrease in recoveries of tenant bill back expenses; and

•	Decrease of $229,000 related to 8995 Westside Parkway where average economic occupancy decreased from 77% in 2009 to 23% in 2010.
          Rental Property Operating Expenses. Rental property operating expenses decreased approximately $2.1 million (12%) in the three month 2010 period compared to the same 2009 period as a result of the following:
•	Decrease of $954,000 at Terminus 100 due to a decrease in bad debt expense between the periods, the receipt of a refund of prior year property taxes in the 2010 period and a decrease in occupancy;

•	Decrease of $381,000 from The Avenue Carriage Crossing due to a lower accrual for 2010 taxes based on an anticipated reduction in the real estate tax expense credit mentioned above, a reduction in bad debt expense and a reduction in direct bill back expenses; and

•	Decrease of $312,000 from San Jose MarketCenter due primarily to a decrease in bad debt expense.
          Fee Income. Fee income increased $294,000 (4%) between the three month 2010 and 2009 periods. Fee income is comprised of management fees, development fees and leasing fees, which the Company performs for third party property owners and joint ventures in which it has an ownership interest. These amounts vary between quarters due to the number of contracts with ventures and third party owners and the development and leasing needs at the underlying properties. Amounts could vary in future periods based on volume and composition of activities at the underlying properties.
          Other Income. Other income decreased $862,000 (87%) between the three month 2010 and 2009 periods due to a reduction in termination fee income of $351,000. In addition, interest income declined $544,000 mainly due to a reduction in outstanding notes receivable between the periods.
          Multi-family Residential Sales and Cost of Sales. Multi-family residential sales and cost of sales increased approximately $10.1 million and $8.0 million, respectively, between the three-month 2010 and 2009 periods, mainly due to the closing of 19 condominium units at the 10 Terminus Place project in 2010, compared to no condominium closings in the 2009 period.

          Residential Lot and Outparcel Sales and Cost of Sales. Residential lot and outparcel sales increased $11.3 million between the three month 2010 period and the same 2009 period, and residential lot and outparcel cost of sales increased $7.4 million between the same periods.
          Residential Lot Sales and Cost of Sales — Demand for residential lots has been relatively low in the last several years compared to historical trends as a result of general market conditions. Residential lots continue to be in limited demand in the Company’s and its ventures’ principal markets of Texas, Florida and metropolitan Atlanta. Reduced credit availability for home buyers and homebuilders has made it more difficult for purchasers to obtain financing, which affects the rate of lot sales. Management is closely monitoring market developments but is currently unable to predict when markets will improve. Management expects these market conditions to continue to negatively impact residential lot sales and have an adverse impact on the Company’s results of operations until such time as the residential lot markets improve.
          The Company’s residential lot business consists of projects that are consolidated, for which income is recorded in the residential lot and outparcel sales and cost of sales line items, and projects that are owned through joint ventures where the Company is a 50% partner in Temco Associates LLC (“Temco”) and CL Realty, L.L.C. (“CL Realty”), for which income is recorded in income from unconsolidated joint ventures. Lot sales were as follows:

	2010	2009
Consolidated projects	2	4
Temco	1	—
CL Realty	86	21

Total	89	25

          Residential lot sales decreased $358,000 for consolidated projects, and residential lot cost of sales decreased $252,000 for consolidated projects between the three month 2010 and 2009 periods due to the number of lots sold during the periods.
          Outparcel Sales and Cost of Sales — Outparcel sales increased $11.6 million between the three month 2010 and 2009 periods, and cost of sales increased $7.6 million between the periods. There were eight outparcel sales in 2010, compared to one outparcel sale in 2009.
          General and Administrative Expense (“G&A”). G&A expense increased approximately $532,000 (6%) between the three month 2010 and 2009 periods, primarily as a result of the following:
•	Decrease in salaries and benefits of employees, excluding stock-based compensation, of approximately $1.0 million due a decrease in the number of employees at the Company between the periods;

•	Increase of approximately $370,000 in stock-based compensation expense, due in part to a new type of grant awarded in the second quarter of 2009 and to an increase in the stock price between March 31, 2009 and March 31, 2010, as several types of stock-based compensation are expensed using the closing market price of stock as an estimate of the value; and

•	Decrease of approximately $1.4 million in capitalization of personnel costs to projects under development, as the level of development and predevelopment projects has declined between the periods.
          Depreciation and Amortization. Depreciation and amortization increased approximately $839,000 (6%) between the three month 2010 and 2009 periods primarily as a result of the following:

•	Increase of $852,000 related to the increases in tenant improvement amortization associated with increases in occupancy at 191 Peachtree Tower;

•	Increase of $285,000 at The Avenue Forsyth as the property became fully operational in May 2009, and the first quarter of 2009 reflects partial occupancy; and

•	Decrease of $256,000 due to the sale of the Company’s airplane in 2009.
          Interest Expense. Interest expense decreased approximately $649,000 (6%) in the three month 2010 period compared to the same 2009 period. This decrease is primarily due to a decrease in interest expense of $1.4 million on the Company’s Credit Facility due to lower average borrowings outstanding during the 2010 period and to a decrease of $1.2 million between 2009 and 2010 due to the repayment of the San Jose MarketCenter note payable in the second quarter of 2009. Partially offsetting these decreases in interest expense was a decrease in the amount of interest capitalized of $1.8 million, due to the decrease in projects under development.
          Benefit for Income Taxes from Operations. Benefit for income taxes from operations decreased approximately $2.8 million (71%) between the three month 2010 and 2009 periods. In the first quarter 2009, the Company recorded a deferred tax benefit due to losses at the Company’s taxable entity, CREC. Later in 2009, the Company began recording a valuation allowance against its income tax benefit, as realizability of its deferred tax asset and additional income tax benefits was too uncertain. Therefore, no benefit was recognized during the first quarter of 2010 for the current period CREC operating losses. However, the Company adjusted the estimate made in the fourth quarter of 2009 related to the tax law change regarding carrybacks of prior year net operating losses, and recognized an additional income tax benefit of $1.1 million in the first quarter of 2010.
          Income from Unconsolidated Joint Ventures. Income from unconsolidated joint ventures increased approximately $1.1 million (60%) in the three month 2010 period compared to the same 2009 period due to the following. (All amounts discussed reflect the Company’s share of joint venture income based on its ownership interest in each joint venture.)
•	Increase in income from Temco Associates of approximately $813,000 due mainly to the receipt of letter of credit proceeds that were released to the venture in 2010, and

•	Increase in income of approximately $176,000 from CF Murfreesboro Associates primarily due to an outparcel sale in the first quarter of 2010.
          Gain on Sale of Investment Properties. Gain on sale of investment properties decreased $166.7 million between the three month 2010 and 2009 periods. The decrease is attributable to the recognition in the first quarter 2009 of $167.2 million in deferred gain related to the 2006 venture formation with Prudential. When the Company and Prudential formed the venture, the Company contributed properties and Prudential contributed cash. The Company deferred the related gain because the consideration received was a partnership interest as opposed to cash. In the 2009 period, the Company and Prudential made a pro rata distribution of cash from the venture that caused the Company to recognize all of the gain that was deferred in 2006.
          Funds from Operations. The table below shows Funds from Operations Available to Common Stockholders (“FFO”) and the related reconciliation to net income (loss) available to common stockholders. The Company calculated FFO in accordance with the National Association of Real Estate Investment Trusts’ (“NAREIT”) definition, which is net income (loss) available to common stockholders (computed in accordance with GAAP), excluding extraordinary items, cumulative effect of change in accounting principle and gains or losses from sales of depreciable property, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures to reflect FFO on the same basis.
     FFO is used by industry analysts and investors as a supplemental measure of an equity REIT’s operating performance. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, many industry investors and analysts have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. Thus, NAREIT created FFO as a supplemental measure of REIT operating performance that excludes historical cost depreciation, among other items, from GAAP net income. The use of FFO, combined with the required primary GAAP presentations, has been fundamentally beneficial, improving the understanding of operating results of REITs among the investing public and making comparisons of REIT operating results more meaningful. Company management evaluates operating performance in part based on FFO. Additionally, the Company uses FFO and FFO per share, along with other measures, to assess performance in connection with evaluating and granting incentive compensation to its officers and key employees. The reconciliation of net income (loss) available to common stockholders to FFO is as follows for the quarters ended March 31, 2010 and 2009 (in thousands):

	Three Months Ended
	March 31,
	2010	2009

Net Income (Loss) Available to Common Stockholders	$(1,573)	$160,571
Depreciation and amortization:
Consolidated properties	13,895	13,056
Share of unconsolidated joint ventures	2,294	2,158
Depreciation of furniture, fixtures and equipment:
Consolidated properties	(571)	(968)
Share of unconsolidated joint ventures	(6)	(10)
Gain on sale of investment properties:
Consolidated	(756)	(167,434)
Share of unconsolidated joint ventures	—	(28)
Gain on sale of undepreciated investment properties	697	209

Funds From Operations Available to Common Stockholders	$13,980	$7,554

Per Common Share — Basic and Diluted:
Net Income (Loss) Available	$(.02)	$3.13

Funds From Operations	$.14	$.15

Weighted Average Shares	100,069	51,350

Liquidity and Capital Resources:
Financial Condition.
          The Company’s financing strategy is generally to fund its capital needs with proceeds from bank credit facilities, construction loans, permanent loans secured by properties, sales of mature assets, contribution of assets to joint ventures, and the issuance of preferred or common stock and/or convertible bonds. The tightening of the credit markets, combined with the overall economic downturn in the last several years, has made obtaining some forms of these sources of capital more difficult. However, the conditions that have led to the tightening credit markets have also led to a decline in new development opportunities for the Company. Therefore, while the sources of funds have become limited, the Company’s capital needs have also decreased. The Company did not commence any new development projects in the first quarter 2010, and anticipates that there will be limited development activity for the remainder of 2010.
          At March 31, 2010, the Company was subject to the following contractual obligations and commitments (in thousands):

		Less than			After
	Total	1 Year	1-3 Years	4-5 Years	5 years
Contractual Obligations:
Company long-term debt:
Unsecured notes payable	$140,168	$168	$140,000	$—	$—
Mortgage notes payable	440,811	27,722	263,723	4,279	145,087
Interest commitments under notes payable (1)	127,498	35,708	51,036	19,015	21,739
Ground leases	15,042	97	202	212	14,531
Other operating leases	2,247	675	1,073	380	119

Total contractual obligations	$725,766	$64,370	$456,034	$23,886	$181,476

Commitments:
Letters of credit	$3,105	$3,105	$—	$—	$—
Performance bonds	3,581	2,635	946	—	—
Estimated development commitments (2)	17,250	17,250	—	—	—
Unfunded tenant improvements and other	13,881	13,881	—	—	—

Total commitments	$37,817	$36,871	$946	$—	$—

(1)	Interest on variable rate obligations is based on rates effective as of March 31, 2010, including the effect of interest rate swaps.

(2)	Development commitments are for a loan guarantee of the Terminus 200 LLC (“T200”) construction loan.
     Credit Facility Amendment
          In February 2010, the Company entered into a First Amendment (the “Amendment”) of its Credit and Term Facilities with Bank of America and the other participating banks. The Amendment reduced the amount available under the Credit Facility from $500 million to $250 million. The amount available under the Term Facility remained at $100 million. If the Term Facility is repaid prior to the maturity of the Credit Facility, the availability under the Credit Facility will increase correspondingly, allowing a total availability under the combined Facilities of $350 million. The maturity dates for both Facilities remain the same under the Amendment.
          Amounts outstanding under the Facilities accrue interest at LIBOR plus a spread. The Amendment changed the spread for the Credit and Term Facilities, as detailed below:

	Credit and Term Facilities	Credit Facility	Term Facility Applicable
	Applicable Spread — As	Applicable Spread —	Spread — Before
Leverage Ratio	Amended	Before Amendment	Amendment

< 35%	1.75%	0.75%	0.70%
>35% but < 45%	2.00%	0.85%	0.80%
>45% but < 50%	2.25%	0.95%	0.90%
>50% but < 55’%	2.25%	1.10%	1.05%
>55%	N/A	1.25%	1.20%
          Certain covenants changed under the Amendment, specifically, the minimum Consolidated Fixed Charge Coverage Ratio, as defined, decreased from 1.50 to 1.30. Other covenants and fees were also amended. The Company incurred an administrative fee of approximately $1.6 million related to the Amendment. The Company is currently in compliance with its financial covenants.
          As of March 31, 2010, the Company had $40 million drawn on its $250 million Credit Facility. The amount available under the Credit Facility is reduced by outstanding letters of credit, which were $3.1 million at March 31, 2010. As of March 31, 2010, the spread over LIBOR for the Credit Facility was 2.0%.
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
     The Company utilizes interest rate swap agreements to manage its exposure to interest rate changes under variable-rate obligations. The Company has an interest rate swap agreement with a notional amount of $100 million in order to manage its interest rate risk under the Term Facility. The Company designated this swap as a cash flow hedge, and this swap effectively fixes the underlying LIBOR rate of the Term Facility at 5.01%. The Company also has an interest rate swap with a notional amount of $40 million in order to manage interest rate risk associated with floating-rate, LIBOR-based borrowings. This swap was also designated as a cash flow hedge and effectively fixes a portion of the underlying LIBOR rate on Company borrowings at 2.995% through October 2010. In the fourth quarter of 2009, the Company terminated a $75 million swap on LIBOR-based borrowings, which had an interest rate of 2.69%, as well as reduced the $40 million, 2.995% swap described above from $75 million. During both the three months ended March 31, 2010 and 2009, there was no ineffectiveness under any of the Company’s interest rate swaps. The Company calculates the fair value of its interest rate swaps as of the end of each reporting period by obtaining a third party valuation utilizing estimated future LIBOR rates. The fair value calculation for the swaps is deemed to be a Level 2 calculation under the guidelines as set forth in ASC 820. The fair values of the interest rate swap agreements were recorded in accounts payable and accrued liabilities and other comprehensive loss on the Condensed Consolidated Balance Sheets, detailed as follows (in thousands):

		Floating Rate,
		LIBOR-based
	Term Loan	Borrowings	Total

Balance, December 31, 2009	$8,662	$855	$9,517
Change in fair value	251	(219)	32

Balance, March 31, 2010	$8,913	$636	$9,549

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

          As of March 31, 2010, the weighted average interest rate on the Company’s consolidated debt was 6.36%.
          The Company may also generate capital through the issuance of securities that includes common or preferred stock, warrants, debt securities or depositary shares. In March 2010, the Company filed a shelf registration statement to allow for the issuance of such of up to $500 million. No amounts have been drawn under this new shelf, and therefore the full amount is available to be issued as of March 31, 2010. During the first quarter of 2010, the Company paid its common stock dividend in a combination of cash and stock. Shares were drawn for this dividend from the shares available under the prior shelf registration statement.
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
Cash Flows.
          Cash Flows from Operating Activities. Cash flows from operating activities increased approximately $27.9 million between the three month 2010 period and the corresponding 2009 period due to the following:
•	Increase of $10.1 million in proceeds from multi-family sales, due to an increase in condominium sales at the Company’s 10 Terminus Place condominium project in Atlanta, Georgia.

•	Increase of $11.6 million in proceeds from outparcel sales, due to an increase in the number of outparcels sold in the current quarter.

•	Increase in the difference between accounts payable and accrued liabilities of $5.8 million. Profit sharing and bonus payments decreased $6.9 million between the 2010 period compared to the 2009 period. Partially offsetting the decreases was an increase in a payment made in 2010 for lease inducements.
          Cash Flows from Investing Activities. Net cash provided by investing activities increased approximately $22.8 million between the three month 2010 period and the corresponding 2009 period, due to the following:
•	Proceeds from the sale of investment properties increased $9.4 million. The Company had two sales in the 2010 period and one in the 2009 period, in addition to the 2010 receipt of a deposit of $3.0 million towards an anticipated second quarter property sale.

•	Property acquisition and development expenditures decreased $10.8 million, as the Company currently does not have any significant projects under development.

•	Restricted cash was released in the first quarter of 2010, while the balances were increasing in the first quarter of 2009 for deposits on condominium sales and loan reserves.

•	Distributions from unconsolidated joint ventures increased $708,000, primarily due to an increase in distributions from one of the Company’s residential joint ventures, which had an increase in lot sales between the periods.
          Cash Flows from Financing Activities. Net cash used in financing activities increased approximately $6.5 million between the three month 2010 period and the corresponding 2009 period, due to the following:
•	Net proceeds from credit facility borrowings were $11.0 million in 2009, and there were no borrowings or repayments on the credit facility in 2010.

•	Repayments of notes payable increased $8.7 million in 2010 due to repayment of the $8.7 million Glenmore Garden Villas note in conjunction with the sale of that property in the first quarter of 2010.

•	Cash common dividends paid decreased $9.8 million due to a reduction in the dividend per share amount from $0.25 per share in the first quarter 2009 to $0.09 per share in the first quarter 2010, and to the payment of the dividend in 2010 in a combination of cash and stock compared to all cash in 2009.

•	Distributions to noncontrolling interests decreased $4.8 million from the 2009 to the 2010 period primarily due to a distribution of $4.6 million in the 2009 period to the partner in the Company’s CPV Six joint venture.
          Dividends. During the three months ended March 31, 2010, the Company paid cash common and preferred dividends of $6.2 million, which it funded with cash provided by operating activities. During the 2009 period, the Company paid common and preferred dividends of $16.1 million which it funded with cash provided by operating activities, proceeds from investment property sales, distributions from unconsolidated joint ventures and indebtedness. The Company intends to fund the cash portion of its quarterly distributions to common and preferred stockholders with cash provided by operating activities, proceeds from investment property sales, distributions from unconsolidated joint ventures, and indebtedness, if necessary. The Company’s Board of Directors declared the second quarter dividend of $0.09 per share payable in June 2010, which will be paid in a combination of cash and stock, and will reduce the amount available under the shelf registration discussed above. Future dividends may continue to be paid with a combination of cash and stock.
Off Balance Sheet Arrangements
          The Company has a number of off balance sheet joint ventures with varying structures. At March 31, 2010, the Company’s unconsolidated joint ventures had aggregate outstanding indebtedness to third parties of approximately $417.6 million of which the Company’s share was $195.3 million. The unconsolidated joint ventures also had performance bonds, which the Company guarantees, totaling approximately $1.4 million, as of March 31, 2010. The loans are generally mortgage or construction loans, most of which are non-recourse to the Company, although in certain instances, the Company provides “non-recourse carve-out guarantees” on these non-recourse loans. The Company has guarantees for the repayment of a portion of the CF Murfreesboro Associates’ construction loan, and performance and repayment guarantees at its T200 venture. See the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 for detailed information on these guarantees. Subsequent to March 31, 2010, the Company paid its T200 guarantee. There was no change in the status of the CF Murfreesboro guarantee since December 31, 2009.
          Several of these ventures are involved in the acquisition and development of real estate. As capital is required to fund the acquisition and development of this real estate, the Company must fund its share of the costs not funded by operations or outside financing. The Company does not currently have any other active development projects, although there are several potential projects in predevelopment. The Company also estimates there will be further acquisition and development expenditures at certain of its residential joint ventures. Based on the nature and timing of activities conducted in these ventures, management cannot estimate with any degree of accuracy amounts that the Company may be required to fund in the short or long-term. However, management does not believe that additional funding of these ventures will have a material adverse effect on its financial condition or results of operations.
Critical Accounting Policies
          There have been no material changes in the Company’s critical accounting policies from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
          There have been no material changes in the market risk associated with the Company’s notes payable at March 31, 2010 compared to that as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
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
Item 1A. Risk Factors
          There has been no material change in the Company’s risk factors from those outlined in Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
          The following table contains information about the Company’s purchases of its equity securities during the first quarter of 2010:

	COMMON STOCK
	TOTAL PURCHASES (1)		PURCHASES INSIDE PLAN
			Total Number of Shares	Maximum Number of
	Total Number of	Average Price	Purchased as Part of Publicly	Shares That May Yet Be
	Shares Purchased	Paid per Share	Announced Plan (2)	Purchased Under Plan (2)
January 1 - 31	—	$—	—	4,121,500
February 1 - 28	—	—	—	4,121,500
March 1 - 31	—	—	—	4,121,500

	—	$—	—	4,121,500

	PREFERRED STOCK
	TOTAL PURCHASES		PURCHASES INSIDE PLAN
			Total Number of Shares	Maximum Number of
	Total Number of	Average Price	Purchased as Part of Publicly	Shares That May Yet Be
	Shares Purchased	Paid per Share	Announced Plan (3)	Purchased Under Plan (3)
January 1 - 31	—	$—	—	6,784,090
February 1 - 28	—	—	—	6,784,090
March 1 - 31	—	—	—	6,784,090

	—	$—	—	6,784,090

(1)	The purchases of equity securities generally relate to shares remitted by employees as payment for option exercises or income taxes due. There was no activity for the first quarter of 2010.

(2)	On May 9, 2006, the Board of Directors of the Company authorized a stock repurchase plan of up to 5,000,000 shares of the Company’s common stock. On November 18, 2008, the expiration of this plan was extended to May 9, 2011. The Company has purchased 878,500 common shares under this plan, and no purchases occurred during the first quarter of 2010.

(3)	On November 10, 2008, the stock repurchase plan was also expanded to include authorization to repurchase up to $20 million of preferred shares. This program was expanded on November 18, 2008, to include all 4,000,000 shares of both the Company’s Series A and B Preferred stock. The Company has purchased 1,215,910 preferred shares under this plan, and no purchases occurred in the first quarter of 2010.
Item 3. Defaults Upon Senior Securities
          None.
Item 4. (Removed and Reserved)
Item 5. Other Information
          None.

Item 6. Exhibits

3.1	Restated and Amended Articles of Incorporation of the Registrant, as amended August 9, 1999, filed as Exhibit 3.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference.

3.1.1	Articles of Amendment to Restated and Amended Articles of Incorporation of the Registrant, as amended July 22, 2003, filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on July 23, 2003, and incorporated herein by reference.

3.1.2	Articles of Amendment to Restated and Amended Articles of Incorporation of the Registrant, as amended December 15, 2004, filed as Exhibit 3(a)(i) to the Registrant’s Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.

3.1.3	Articles of Amendment to Restated and Amended Articles of Incorporation of the Registrant, as amended May 4, 2010, filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed May 10, 2010, and incorporated herein by reference.

3.2	Bylaws of the Registrant, as amended and restated June 6, 2009, filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 8, 2009, and incorporated herein by reference.

11	Computation of Per Share Earnings*

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Data required by ASC 260, “Earnings Per Share,” is provided in Note 3 to the Condensed Consolidated financial statements included in this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COUSINS PROPERTIES INCORPORATED
/s/ James A. Fleming
James A. Fleming
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

May 10, 2010