Form 10-Q
period 2010-06-30
COUSINS PROPERTIES INC
filed 2010-08-09
CIK 25232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 4, 2010
Common Stock, $1 par value per share	101,767,204 shares

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
     The forward-looking statements are based upon management’s beliefs, assumptions and expectations of the Company’s future performance, taking into account information currently available. These beliefs, assumptions and expectations may change as a result of many possible events or factors, not all of which are known. If a change occurs, the Company’s business, financial condition, liquidity and results of operations may vary materially from those expressed in forward-looking statements. Actual results may vary from forward-looking statements, due to, but not limited to, the following:
•	availability and terms of capital and financing, both to fund operations and to refinance indebtedness as it matures;

•	risks and uncertainties related to the national and local economic conditions, the real estate industry in general and in specific markets, and the commercial, residential and condominium markets in particular;

•	the potential for recognition of additional impairments due to continued adverse market and economic conditions;

•	leasing risks, including an inability to obtain new tenants or renew tenants on favorable terms, or at all, upon the expiration of existing leases and the ability to lease newly developed or currently unleased space;

•	financial condition of existing tenants;

•	rising interest and insurance rates;

•	the availability of sufficient development or investment opportunities;

•	competition from other developers or investors;

•	the risks associated with development projects (such as construction delays, cost overruns and leasing/ sales risk of new properties);

•	potential liability for uninsured losses, condemnation or environmental liability;

•	potential liability for a failure to meet regulatory requirements;

•	the financial condition and liquidity of, or disputes with, joint venture partners;

•	any failure to comply with debt covenants under credit agreements; and

•	any failure to continue to qualify for taxation as a real estate investment trust.
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	June 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
PROPERTIES:
Operating properties, net of accumulated depreciation of $251,250 and $233,091 in 2010 and 2009, respectively	$911,954	$1,006,760
Land held for investment or future development	126,149	137,233
Residential lots	63,496	62,825
Multi-family units held for sale	15,050	28,504

Total properties	1,116,649	1,235,322

OPERATING PROPERTY AND RELATED ASSETS HELD FOR SALE, net of accumulated depreciation of $8,201	78,475	—

CASH AND CASH EQUIVALENTS	17,137	9,464
RESTRICTED CASH	4,944	3,585
NOTES AND OTHER RECEIVABLES, net of allowance for doubtful accounts of $6,172 and $5,734 in 2010 and 2009, respectively	45,345	49,678
INVESTMENT IN UNCONSOLIDATED JOINT VENTURES	158,955	146,150
OTHER ASSETS	47,517	47,353

TOTAL ASSETS	$1,469,022	$1,491,552

LIABILITIES AND EQUITY
NOTES PAYABLE	$580,378	$590,208
ACCOUNTS PAYABLE AND ACCRUED LIABILITIES	46,237	56,577
DEFERRED GAIN	4,334	4,452
DEPOSITS AND DEFERRED INCOME	16,702	7,465
LIABILITIES OF OPERATING PROPERTY HELD FOR SALE	1,984	—

TOTAL LIABILITIES	649,635	658,702

COMMITMENTS AND CONTINGENT LIABILITIES

REDEEMABLE NONCONTROLLING INTERESTS	12,686	12,591

STOCKHOLDERS’ INVESTMENT:
Preferred stock, 20,000,000 shares authorized, $1 par value:
7.75% Series A cumulative redeemable preferred stock, $25 liquidation preference; 2,993,090 shares issued and outstanding in 2010 and 2009	74,827	74,827
7.50% Series B cumulative redeemable preferred stock, $25 liquidation preference; 3,791,000 shares issued and outstanding in 2010 and 2009	94,775	94,775
Common stock, $1 par value, 150,000,000 shares authorized, 105,337,286 and 103,352,382 shares issued in 2010 and 2009, respectively	105,337	103,352
Additional paid-in capital	673,663	662,216
Treasury stock at cost, 3,570,082 shares in 2010 and 2009	(86,840)	(86,840)
Accumulated other comprehensive loss on derivative instruments	(9,376)	(9,517)
Distributions in excess of net income	(78,487)	(51,402)

TOTAL STOCKHOLDERS’ INVESTMENT	773,899	787,411
Nonredeemable noncontrolling interests	32,802	32,848

TOTAL EQUITY	806,701	820,259

TOTAL LIABILITIES AND EQUITY	$1,469,022	$1,491,552

See notes to condensed consolidated financial statements.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
REVENUES:
Rental property revenues	$35,992	$34,573	$70,799	$69,554
Fee income	8,213	8,172	16,551	16,216
Multi-family residential unit sales	7,943	1,185	18,089	1,185
Residential lot and outparcel sales	316	3,328	14,135	5,876
Other	171	1,239	295	2,218

	52,635	48,497	119,869	95,049

COSTS AND EXPENSES:
Rental property operating expenses	15,393	14,358	30,054	30,836
Multi-family residential unit cost of sales	6,108	1,185	14,078	1,185
Residential lot and outparcel cost of sales	275	2,023	9,371	3,753
General and administrative expenses	8,589	9,948	18,539	19,366
Separation expenses	33	2,026	101	2,370
Reimbursed general and administrative expenses	3,591	4,030	8,009	8,258
Depreciation and amortization	14,372	14,804	27,693	27,290
Interest expense	10,286	10,281	20,067	19,485
Impairment loss	586	36,500	586	36,500
Other	3,197	4,432	4,525	5,978

	62,430	99,587	133,023	155,021

LOSS ON EXTINGUISHMENT OF DEBT	—	—	(592)	—

LOSS FROM CONTINUING OPERATIONS BEFORE TAXES, UNCONSOLIDATED JOINT VENTURES AND SALE OF INVESTMENT PROPERTIES	(9,795)	(51,090)	(13,746)	(59,972)

BENEFIT (PROVISION) FOR INCOME TAXES FROM OPERATIONS	(14)	(11,293)	1,132	(7,352)

INCOME (LOSS) FROM UNCONSOLIDATED JOINT VENTURES:
Equity in net income (loss) from unconsolidated joint ventures	2,394	(1,231)	5,314	589
Impairment loss on investment in unconsolidated joint ventures	—	(28,130)	—	(28,130)

	2,394	(29,361)	5,314	(27,541)

LOSS FROM CONTINUING OPERATIONS BEFORE GAIN ON SALE OF INVESTMENT PROPERTIES	(7,415)	(91,744)	(7,300)	(94,865)

GAIN ON SALE OF INVESTMENT PROPERTIES	1,061	801	1,817	168,235

INCOME (LOSS) FROM CONTINUING OPERATIONS	(6,354)	(90,943)	(5,483)	73,370

INCOME FROM DISCONTINUED OPERATIONS:
Income from discontinued operations	1,570	911	2,879	808
Gain on extinguishment of debt	—	12,498	—	12,498
Gain on sale of investment properties	—	146	—	146

	1,570	13,555	2,879	13,452

NET INCOME (LOSS)	(4,784)	(77,388)	(2,604)	86,822
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(584)	(698)	(1,110)	(1,110)

NET INCOME (LOSS) ATTRIBUTABLE TO CONTROLLING INTEREST	(5,368)	(78,086)	(3,714)	85,712
DIVIDENDS TO PREFERRED STOCKHOLDERS	(3,227)	(3,227)	(6,454)	(6,454)

NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	$(8,595)	$(81,313)	$(10,168)	$79,258

PER COMMON SHARE INFORMATION — BASIC AND DILUTED:
Income (loss) from continuing operations	$(0.10)	$(1.84)	$(0.13)	$1.28
Income from discontinued operations	0.02	0.26	0.03	0.26

Net income (loss) available to common shareholders — basic and diluted	$(0.09)	$(1.58)	$(0.10)	$1.54

DIVIDENDS DECLARED PER COMMON SHARE	$0.09	$0.25	$0.18	$0.50

WEIGHTED AVERAGE SHARES — BASIC AND DILUTED	101,001	51,615	100,538	51,483

See notes to condensed consolidated financial statements.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
Six Months Ended June 30, 2010 and 2009
(Unaudited, in thousands)

					Accumulated	Cumulative
					Other	Undistributed
					Comprehensive	Net Income
			Additional		Income (Loss)	(Distributions in	Total	Nonredeemable
	Preferred	Common	Paid-In	Treasury	on Derivative	Excess of	Stockholders’	Noncontrolling	Total
	Stock	Stock	Capital	Stock	Instruments	Net Income)	Investment	Interests	Equity

Balance December 31, 2009	$169,602	$103,352	$662,216	$(86,840)	$(9,517)	$(51,402)	$787,411	$32,848	$820,259

Net income (loss)	—	—	—	—	—	(3,714)	(3,714)	1,140	(2,574)
Change in fair value of derivative instruments	—	—	—	—	141	—	141	—	141

Total comprehensive income	—	—	—	—	141	(3,714)	(3,573)	1,140	(2,433)
Common stock issued pursuant to:
Stock dividend, net of issuance costs	—	1,686	10,284	—	—	(12,030)	(60)	—	(60)
Grants under director stock plan	—	35	215	—	—	—	250	—	250
Restricted stock and director option grants	—	264	(124)	—	—	—	140	—	140
Amortization of stock options and restricted stock, net of forfeitures	—	—	1,072	—	—	—	1,072	—	1,072
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(1,186)	(1,186)
Change in fair value of redeemable noncontrolling interests	—	—	—	—	—	1,144	1,144	—	1,144
Cash preferred dividends paid	—	—	—	—	—	(6,454)	(6,454)	—	(6,454)
Cash common dividends paid	—	—	—	—	—	(6,031)	(6,031)	—	(6,031)

Balance June 30, 2010	$169,602	$105,337	$673,663	$(86,840)	$(9,376)	$(78,487)	$773,899	$32,802	$806,701

Balance December 31, 2008	$169,602	$54,922	$368,829	$(86,840)	$(16,601)	$(23,189)	$466,723	$37,539	$504,262

Net income	—	—	—	—	—	85,712	85,712	1,229	86,941
Change in fair value of derivative instruments	—	—	—	—	3,512	—	3,512	—	3,512

Total comprehensive income	—	—	—	—	3,512	85,712	89,224	1,229	90,453
Common stock issued pursuant to:
Stock dividend, net of issuance costs	—	927	7,551	—	—	(8,551)	(73)	—	(73)
Grants under director stock plan	—	24	97	—	—	—	121	—	121
Amortization of stock options and restricted stock, net of forfeitures	—	(10)	2,912	—	—	—	2,902	—	2,902
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(5,905)	(5,905)
Change in fair value of redeemable noncontrolling interests	—	—	—	—	—	(180)	(180)	—	(180)
Cash preferred dividends paid	—	—	—	—	—	(6,454)	(6,454)	—	(6,454)
Cash common dividends paid	—	—	—	—	—	(17,121)	(17,121)	—	(17,121)

Balance June 30, 2009	$169,602	$54,936	$371,838	$(86,840)	$(13,089)	$38,768	$535,215	$32,863	$568,078

See notes to condensed consolidated financial statements.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,604)	$86,822
Adjustments to reconcile net income to net cash flows provided by operating activities:
Gain on sale of investment properties	(1,817)	(168,381)
Loss (gain) on extinguishment of debt	592	(12,498)
Impairment loss	586	36,500
Impairment loss on investment in unconsolidated joint ventures	—	28,130
Losses on abandoned predevelopment projects	1,949	4,072
Depreciation and amortization	28,459	28,437
Amortization of deferred financing costs	911	776
Stock-based compensation	1,462	3,023
Change in deferred income taxes, net of valuation allowance	—	8,897
Effect of recognizing rental revenues on a straight-line or market basis	(2,225)	(2,203)
Income from unconsolidated joint ventures	(5,314)	(589)
Operating distributions from unconsolidated joint ventures	4,838	3,938
Residential lot, outparcel and multi-family cost of sales, net of closing costs paid	21,581	4,809
Residential lot, outparcel and multi-family acquisition and development expenditures	(894)	(3,005)
Changes in other operating assets and liabilities:
Change in other receivables and other assets, net	(1,647)	(2,032)
Change in accounts payable and accrued liabilities	3,297	(1,180)

Net cash provided by operating activities	49,174	15,516

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from investment property sales	14,788	2,220
Property acquisition, development and other capital expenditures	(12,185)	(28,643)
Investment in unconsolidated joint ventures	(3,624)	(3,007)
Distributions from unconsolidated joint ventures	3,685	2,500
Payment of debt guarantee for unconsolidated joint venture	(17,250)	—
Investment in notes receivable, net of collections	88	(640)
Change in other assets	(1,629)	(2,012)
Change in restricted cash	(1,359)	(644)

Net cash used in investing activities	(17,486)	(30,226)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facility	—	158,200
Repayment of credit facility	—	(71,200)
Payment of loan issuance costs	(1,723)	—
Repayment of notes payable	(9,830)	(71,561)
Common stock issuance costs	(60)	(73)
Cash common dividends paid	(6,031)	(17,121)
Cash preferred dividends paid	(6,454)	(6,454)
Contributions from noncontrolling interests	1,269	6
Distributions to noncontrolling interests	(1,186)	(5,929)

Net cash used in financing activities	(24,015)	(14,132)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,673	(28,842)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	9,464	82,963

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$17,137	$54,121

See notes to condensed consolidated financial statements.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
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
     The condensed consolidated financial statements are unaudited and were prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, these financial statements reflect all adjustments necessary (which adjustments are of a normal and recurring nature) for the fair presentation of the Company’s financial position as of June 30, 2010 and results of operations for the three and six months ended June 30, 2010 and 2009. Results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of results expected for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. These condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The accounting policies employed are materially the same as those shown in Note 2 to the consolidated financial statements included in such Form 10-K, with the addition of the following new accounting pronouncement.
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
     Cousins/Callaway, LLC (“Cousins/Callaway”), a 50-50 joint venture between the Company and Callaway Gardens Resort, Inc. (“Callaway”), develops residential lots within The Callaway Gardens Resort outside of Atlanta, Georgia. The project is anticipated to be funded fully through Company contributions, and Callaway has no obligation to fund any costs. Although the Company is contributing all of the equity to the venture, Callaway has the right to receive returns from the project, but absorbs no losses. The Company has determined that Cousins/Callaway is a VIE. The Company is the sole decision maker for the venture and is also the development manager. Since the Company has the power to direct the activities that could be significant to the VIE, the Company is the primary beneficiary and consolidates the venture. At June 30, 2010 and December 31, 2009, the assets of Cousins/Callaway equaled approximately $16.2 million and $16.3 million, respectively, and there were no significant liabilities.
     Handy Road Associates, LLC (“Handy Road”) is a 50-50 joint venture which owns 1,187 acres of land in suburban Atlanta, Georgia, intended for future development and/or sale. In 2009, the Company’s partner in Handy Road indicated it will not make further capital contributions to the venture. In addition, the Company determined the partner would not receive any of the economic benefits of the entity. Therefore, Handy Road has been determined to be a VIE, with the Company as the primary beneficiary. As a result of this determination, the Company consolidates the entity. The creditors of Handy Road have recourse only against the assets of Handy Road and do not have recourse against the Company. As of June 30, 2010 and December 31, 2009, Handy Road had approximately $5.6 million in assets and $3.4 million in notes payable.
2. NOTES PAYABLE, INTEREST EXPENSE AND COMMITMENTS AND CONTINGENCIES
     The following table summarizes the terms and amounts of the notes payable outstanding at June 30, 2010 and December 31, 2009 (in thousands):

		Term/
		Amortization		Outstanding at
Description	Interest Rate	Period (Years)	Maturity	June 30, 2010	December 31, 2009
Credit Facility, unsecured (see note)	LIBOR + 1.75% to 2.25%	4/N/A	8/29/11	$40,000	$40,000
Term Facility, unsecured (see note)	Swapped rate of 5.01% + 1.75% to 2.25%	5/N/A	8/29/12	100,000	100,000
Terminus 100 mortgage note (interest only)	6.13%	5/N/A	10/1/12	180,000	180,000
The American Cancer Society Center mortgage note (interest only until October 1, 2011)	6.4515%	5/30	9/1/17	136,000	136,000
333/555 North Point Center East mortgage note	7.00%	10/25	11/1/11	26,857	27,287
100/200 North Point Center East mortgage note (interest only until July 1, 2010)	5.39%	5/30	6/1/12	25,000	25,000
Meridian Mark Plaza mortgage note (see note)	8.27%	10/28	9/1/10	22,025	22,279
Lakeshore Park Plaza mortgage note	5.89%	4/25	8/1/12	17,726	17,903
The Points at Waterview mortgage note	5.66%	10/25	1/1/16	16,811	17,024
600 University Park Place mortgage note	7.38%	10/30	8/10/11	12,416	12,536
Handy Road Associates, LLC (see note)	Prime + 1%, but not < 6%	5/N/A	3/30/11	3,374	3,340
Glenmore Garden Villas, LLC (see note)	LIBOR + 2.25%	3/N/A	10/3/10	—	8,674
Other miscellaneous notes	Various	Various	Various	169	165

				$580,378	$590,208

     In the first quarter of 2010, the Company sold its interest in Glenmore Garden Villas, LLC (“Glenmore”), a townhome development in Charlotte, North Carolina. In connection with this sale, Glenmore repaid the $8.7 million outstanding construction loan on the project. Also in the first quarter of 2010, the Handy Road note payable was extended for one year, to March 30, 2011, at an interest rate of Prime plus 1%, with a minimum interest rate of 6%. In July 2010, the Company paid the Meridian Mark Plaza mortgage note in full and entered into a new mortgage note payable secured by Meridian Mark Plaza. This note has a maturity of August 1, 2020, a principal amount of $27.0 million and an interest rate of 6%.
     Credit Facility Amendment
     In February 2010, the Company entered into a First Amendment (the “Amendment”) of its Credit and Term Facilities with Bank of America and the other participating banks. The Amendment reduced the amount available under the Credit Facility from $500 million to $250 million. The amount available under the Term Facility remained at $100 million. The Amendment provided that if the Term Facility was repaid prior to the maturity of the Credit Facility, the availability under the Credit Facility would increase correspondingly, allowing a total availability under the combined Facilities of $350 million. The maturity dates for both Facilities remain the same under the Amendment.
     Amounts outstanding under the Credit and Term Facilities accrue interest at LIBOR plus a spread. The Amendment changed the spread for the Credit and Term Facilities, as detailed below:

	Credit and Term Facilities	Credit Facility	Term Facility Applicable
	Applicable Spread — As	Applicable Spread —	Spread — Before
Leverage Ratio	Amended	Before Amendment	Amendment

≤35%	1.75%	0.75%	0.70%
>35% but ≤ 45%	2.00%	0.85%	0.80%
>45% but ≤ 50%	2.25%	0.95%	0.90%
>50% but ≤ 55’%	2.25%	1.10%	1.05%
>55%	N/A	1.25%	1.20%
     At June 30, 2010, based on the Company’s leverage ratio, the spread over LIBOR on the Credit and Term Facilities was 2.0%. Certain covenants changed under the Amendment, specifically, the minimum Consolidated Fixed Charge Coverage Ratio, as defined, decreased from 1.50 to 1.30. The Company incurred an administrative fee of approximately $1.6 million related to the Amendment, and expensed unamortized deferred loan costs related to the previous facility of $592,000.
     In July 2010, the Company paid the outstanding balance of the Term Facility in full, and accordingly, the amount available under the Credit Facility increased to $350 million. In conjunction with the payoff of the Term Facility, the Company terminated the interest rate swap hedging this variable rate facility, and the Company paid the counterparty to the swap agreement $9.2 million which will be recognized as an expense in the third quarter of 2010.
     Derivative Instruments and Hedging Activities
     The Company follows the requirements of ASC 815 for derivative instruments. Entities that use derivative instruments are required to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. Entities are also required to disclose certain information about the amounts and location of derivatives located within the financial statements, how the provisions of derivative accounting rules have been applied, and the impact that hedges have on an entity’s financial position, financial performance and cash flows.
     The Company utilizes interest rate swap agreements to manage its exposure to interest rate changes under variable-rate obligations. The Company had an interest rate swap agreement with a notional amount of $100 million in order to manage its interest rate risk under the Term Facility. The Company designated this swap as a cash flow hedge, and this swap effectively fixed the underlying

LIBOR rate of the Term Facility at 5.01%. This swap was terminated in July 2010 as discussed above. The Company also has an interest swap with a notional amount of $40 million in order to manage interest rate risk associated with floating-rate, LIBOR-based borrowings. This swap was also designated as a cash flow hedge and effectively fixes a portion of the underlying LIBOR rate on Company borrowings at 2.995% through October 2010. During both the six month periods ended June 30, 2010 and 2009, there was no ineffectiveness under any of the Company’s interest rate swaps. The Company calculates the fair value of its interest rate swaps as of the end of each reporting period. The fair value calculation for the swaps is deemed to be a Level 2 calculation under the guidelines as set forth in ASC 820. The fair values of the interest rate swap agreements were recorded in accounts payable and accrued liabilities and other comprehensive loss on the Condensed Consolidated Balance Sheets, detailed as follows (in thousands):

		Floating Rate,
		LIBOR-based
	Term Loan	Borrowings	Total

Balance, December 31, 2009	$8,662	$855	$9,517
Change in fair value	358	(499)	(141)

Balance, June 30, 2010	$9,020	$356	$9,376

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
     For the three and six months ended June 30, 2010 and 2009, interest expense was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Total interest expensed	$10,286	$11,815	$20,067	$24,071
Interest expensed-discontinued operations	—	(279)	—	(1,505)
Interest capitalized	—	(1,255)	—	(3,081)

Total interest incurred	$10,286	$10,281	$20,067	$19,485

     At June 30, 2010, the Company had outstanding letters of credit and performance bonds of $6.6 million. As a lessor, the Company has $13.3 million of obligations as of June 30, 2010, mainly to fund tenant improvement allowances as stated in lease agreements. As a lessee, the Company has future obligations under ground and office leases of approximately $17.1 million at June 30, 2010.
     Fair Value
     At June 30, 2010 and December 31, 2009, the estimated fair value of the Company’s notes payable was approximately $596.0 million and $586.2 million, respectively, calculated by discounting future cash flows at estimated rates at which similar loans would have been obtained at those dates. This fair value calculation is considered to be a Level 2 calculation under the guidelines as set forth in ASC 820, as the Company utilizes market rates for similar type loans from third party brokers.
3. EARNINGS PER SHARE
     Net income per share-basic is calculated as net income available to common stockholders divided by the weighted average number of common shares outstanding during the period. Net income per share-diluted is calculated as net income available to common stockholders divided by the diluted weighted average number of common shares outstanding during the period, including nonvested restricted stock which has nonforfeitable dividends. Diluted weighted average number of common shares is calculated to reflect the potential dilution under the treasury stock method that would occur if stock options or other contracts to issue common stock were exercised and resulted in additional common shares outstanding. As of June 30, 2010 and 2009, none of the Company’s outstanding stock options were dilutive. The numerator used in the Company’s per share calculations is reduced for the effect of preferred dividends and is the same for both basic and diluted net income per share.
     In 2009, the Company paid certain common dividends using a combination of cash and stock. During 2009, the Company reflected the issuance of stock related to these dividends on a retroactive basis. Beginning with the fourth quarter 2009, upon issuance of new accounting guidance, the Company began calculating the effect of the dividends on a prospective basis. Amounts presented below reflect prospective treatment, but review of prior year reports may show a different per share number.
     Weighted average shares-basic and weighted average shares-diluted are as follows (in thousands — there are no dilutive potential common shares in any periods presented):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Weighted average shares — basic and diluted	101,001	51,615	100,538	51,483
Weighted average anti-dilutive options not included	7,174	6,295	7,185	6,287
4. STOCK-BASED COMPENSATION
     The Company has several types of stock-based compensation — stock options, restricted stock, restricted stock units and compensation plans based on stock price growth — which are described in Note 7 of “Notes to Consolidated Financial Statements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The Company recorded compensation expense of approximately $776,000 and $821,000 for the three months ended June 30, 2010 and 2009, respectively, and $1.8 million and $1.7 million for the six months ended June 30, 2010 and 2009, respectively, for stock-based compensation, after the effect of capitalization and income tax benefit, and before adjustment for any valuation allowance.
     On February 15, 2010, the Company granted 301,993 options and 264,401 shares of stock to key employees. The stock grants cliff vest three years from the date of grant, receive dividends and have voting rights during the vesting period. Previous stock grants vested ratably over four years. Compensation expense will be recorded ratably over the new vesting period. Also in February 2010, the Company granted 2,416 options and 1,074 Restricted Stock Units (“RSUs”) to one of its directors. On June 1, 2010, the Company made annual grants to its directors, which included 48,000 options, vesting immediately, and 20,368 RSUs, which cliff vest in three years.
     RSUs are accounted for as liability awards under ASC 718, and employees are paid cash upon vesting based upon the value of the Company’s stock. On February 15, 2010, the Company awarded two new types of performance-based RSUs to key employees, based on two performance metrics: (1) Total Stockholder Return (“TSR”) of the Company, as defined, as compared to the MSCI US REIT index, and (2) Ratio of total debt, as defined, to the trailing 12-month earnings before interest, taxes, depreciation and amortization, as defined (“EBITDA”). The performance period is January 1, 2010 to December 31, 2012, and the targeted number of TSR RSUs and EBITDA RSUs awarded is 91,815 and 132,207, respectively. The ultimate payout of these awards can range from 0% to 200% of the targeted number of units depending on the achievement of the performance metrics described above. Both of these types of RSUs cliff vest on February 15, 2013 and are dependent upon the attainment of required service and performance criteria. The number of each type of RSU to be issued will be determined at that date, and the payout per unit will be equal to the 30-day average closing price of the Company’s stock ending on December 31, 2012. The Company is expensing an estimate of the fair value of the TSR RSUs over the vesting period using a quarterly Monte Carlo valuation. The EBITDA RSUs are also expensed over the vesting period using the fair market value of the Company’s stock at the reporting period multiplied by the anticipated number of units to be paid based on the current estimate of the expected ratio upon vesting. Dividend equivalents on the RSUs will also be paid based upon the percentage vested. The dividend equivalent payments will equal the total dividends that would have been paid during the performance period, and as if the dividends had been reinvested in Company stock.
5. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES
     The Company describes its investments in unconsolidated joint ventures in Note 5 of “Notes to Consolidated Financial Statements” in its Annual Report on Form 10-K for the year ended December 31, 2009. The following table summarizes balance sheet data of the Company’s unconsolidated joint ventures as of June 30, 2010 and December 31, 2009 (in thousands):

							Company’s
	Total Assets		Total Debt		Total Equity		Investment
	2010	2009	2010	2009	2010	2009	2010	2009
SUMMARY OF FINANCIAL POSITION:
CP Venture IV LLC entities	$318,588	$324,402	$34,727	$35,451	$271,135	$277,063	$15,531	$15,933
Charlotte Gateway Village, LLC	157,646	160,266	103,670	110,101	51,414	48,214	10,384	10,401
CF Murfreesboro Associates	131,226	139,782	105,059	113,476	24,232	23,231	14,328	13,817
Palisades West LLC	123,107	125,537	—	—	74,732	74,237	39,272	39,104
CL Realty, L.L.C.	109,092	114,598	3,057	3,568	104,633	109,184	48,064	49,825
CPV and CPV Two	105,336	101,209	—	—	103,431	99,133	3,716	3,270
Terminus 200 LLC	—	27,537	—	76,762	—	(47,921)	—	—
MSREF/Terminus 200 LLC	55,093	—	39,483	—	13,140	—	2,628	—
Temco Associates, LLC	60,498	60,752	2,996	3,061	56,948	57,484	22,449	22,716
Crawford Long — CPI, LLC	35,320	35,277	49,213	49,710	(15,447)	(15,280)	(6,482)	(6,396)
Ten Peachtree Place Associates	22,218	22,971	27,065	27,341	(5,561)	(4,846)	(4,240)	(3,887)
Wildwood Associates	21,236	21,263	—	—	21,164	21,205	(1,668)	(1,647)
TRG Columbus Dev Venture, Ltd.	5,368	6,802	—	—	2,724	2,464	146	383
Pine Mountain Builders, LLC	8,561	6,807	1,733	1,834	2,931	3,119	2,437	2,631

	$1,153,289	$1,147,203	$367,003	$421,304	$705,476	$647,287	$146,565	$146,150

     Negative investment balances are included in the Deposits and Deferred Income line item on the accompanying June 30, 2010 Condensed Consolidated Balance Sheet.
     The following table summarizes income statement data of the Company’s unconsolidated joint ventures for the six months ended June 30, 2010 and 2009 (in thousands):

					Company’s Share of
	Total Revenues		Net Income (Loss)		Net Income (Loss)
	2010	2009	2010	2009	2010	2009
SUMMARY OF OPERATIONS:
CP Venture IV LLC entities	$15,579	$15,448	$1,826	$1,699	$491	$588
Charlotte Gateway Village, LLC	15,933	15,656	3,808	3,390	588	588
CF Murfreesboro Associates	7,182	6,431	1,001	557	401	179
Palisades West LLC	6,730	6,238	2,282	2,714	1,107	1,330
CL Realty, L.L.C.	4,212	1,757	1,219	(4,974)	1,125	(2,573)
CP and CPV Two	9,254	9,242	4,301	5,016	445	515
Terminus 200 LLC	533	144	55	(45)	—	(22)
MSREF/Terminus 200 LLC	245	—	(480)	—	(96)	—
Temco Associates, LLC	1,877	1,198	813	(943)	406	(472)
Crawford Long — CPI, LLC	5,688	5,621	834	934	416	466
Ten Peachtree Place Associates	3,847	3,646	481	307	248	161
Wildwood Associates	—	—	(41)	(65)	(20)	(32)
TRG Columbus Dev. Venture, Ltd.	1,071	29	392	23	162	1
Pine Mountain Builders, LLC	1,185	1,130	91	85	46	27
Other	—	—	—	(226)	(5)	(167)

	$73,336	$66,540	$16,582	$8,472	$5,314	$589

     Terminus 200 LLC (“T200”) developed and operated an office building in the Terminus project in Atlanta, Georgia. The partners of T200 guaranteed the construction loan up to an amount of

$17.25 million each, plus any unpaid interest. During 2009, the Company accrued this guarantee amount and recorded impairment charges equal to its full investment in T200. In the second quarter of 2010, the Company paid this guarantee. Concurrently, the Company entered into a transaction where the partner in T200 withdrew, and the Company and Morgan Stanley formed a new venture, MSREF/Terminus 200 LLC. The Company and Morgan Stanley contributed equity to the MSREF/Terminus 200 LLC venture, T200 conveyed the building to MSREF/Terminus 200 LLC and the new venture assumed the construction loan. Also in connection with this transaction, the term of the loan was extended to December 31, 2013, the interest rate was adjusted to LIBOR + 2.5%, and the availability under the loan was reduced to $92 million. The Company’s ownership interest in MSREF/Terminus 200 LLC is 20%.
     In June 2010, the CF Murfreesboro Associates construction loan was modified. The maturity date was extended to July 20, 2013, the interest rate was adjusted to LIBOR + 3.0% and the capacity under the loan decreased to $113.2 million. The venture made principal payments of approximately $8.2 million and paid $1 million in fees as a part of this modification.
6. OTHER ASSETS
     Other Assets on the Condensed Consolidated Balance Sheets included the following (in thousands):

	June 30, 2010	December 31, 2009
Investment in Verde	$9,376	$9,376
FF&E and leasehold improvements, net of accumulated depreciation of $15,229 and $14,195 in 2010 and 2009, respectively	5,018	5,306
Predevelopment costs and earnest money	6,517	7,673
Lease inducements, net of accumulated amortization of $2,420 and $1,860 in 2010 and 2009, respectively	12,327	12,545
Loan closing costs, net of accumulated amortization of $2,723 and $4,177 in 2010 and 2009, respectively	3,593	3,385
Prepaid expenses and other assets	4,324	2,631
Intangible Assets:
Goodwill	5,450	5,450
Above market leases, net of accumulated amortization of $8,723 and $8,704 in 2010 and 2009, respectively	545	564
In-place leases, net of accumulated amortization of $2,446 and $2,391 in 2010 and 2009, respectively	367	423

	$47,517	$47,353

     Investment in Verde relates to a cost method investment in a non-public real estate owner and developer. Goodwill relates entirely to the Office reportable segment. Above and below market leases are amortized into rental revenues over the remaining lease terms. In-place leases are amortized into depreciation and amortization expense also over remaining lease terms.
7. CONSOLIDATED STATEMENTS OF CASH FLOWS — SUPPLEMENTAL INFORMATION
     The following table summarizes supplemental information related to the Consolidated Statements of Cash Flows (in thousands):

	Six Months Ended June 30,
	2010	2009
Interest paid, net of amounts capitalized	$18,971	$21,986
Income taxes paid (refunded)	121	(498)

Non-Cash Transactions
Transfer of assets to held for sale	$78,475	$—
Issuance of common stock for payment of common dividends	12,030	8,551
Land received on note receivable default	5,030	—
Change in accruals excluded from property development and acquisition expenditures	4,051	3,700
Transfer from land held for investment or future development to operating properties	1,410	—
Issuance of note receivable for residential lot sale	150	—
Change in accumulated other comprehensive income	141	3,512
Change in fair value of redeemable noncontrolling interests	(1,144)	180
Transfer from note payable to redeemable noncontrolling interests	—	7,410
Transfer from accrued interest payable to redeemable noncontrolling interests	—	1,357
Transfer from investment in joint ventures to land held for investment or future development	—	5,342
Transfer from projects under development to operating properties	—	114,509
Transfer from projects under development to land held for investment or future development	—	5,159
Transfer from other assets to land held for investment or future development	—	2,327
Issuance of note payable for purchase of townhomes	—	3,150
8. NONCONTROLLING INTERESTS
     Under the guidance in ASC 810, the Company consolidates various ventures that it controls. These ventures are involved in the ownership and/or development of real estate. The noncontrolling interest’s share of income or loss is presented separately below net income on the Condensed Consolidated Statements of Income. The Company has several consolidated ventures with agreements that contain provisions requiring the Company to purchase the noncontrolling interest at the then fair value upon demand on or after a future date. The estimate of the obligation to the noncontrolling partner is recognized as Redeemable Noncontrolling Interests and is presented between liabilities and equity on the Condensed Consolidated Balance Sheets. The redemption values related to these redeemable interests are adjusted to the higher of fair value or cost basis in a separate line item within Equity. The Company recognizes changes in the redemption value in the period in which they occur. Nonredeemable noncontrolling interests are recorded in a separate line item within Equity.
     The following table details the activity within Redeemable Noncontrolling Interests for the six months ended June 30, 2010 and 2009 (in thousands):

	Six Months Ended June 30,
	2010	2009
Beginning Balance	$12,591	$3,945
Net loss attributable to redeemable noncontrolling interests	(30)	(119)
Contributions from (distributions to) noncontrolling interests	1,269	(18)
Conversion of note payable and accrued interest to noncontrolling interest	—	8,767
Change in fair value of noncontrolling interests	(1,144)	180

Ending Balance	$12,686	$12,755

      For the six months ended June 30, 2010 and 2009, net income (loss) on the Condensed Consolidated Statements of Equity is reconciled to the Condensed Consolidated Income Statements as follows (in thousands):

	Six Months Ended June 30,
	2010	2009

Net income (loss) attributable to controlling interest	$(3,714)	$85,712
Net income attributable to nonredeemable noncontrolling interests	1,140	1,229
Net loss attributable to redeemable noncontrolling interests	(30)	(119)

Net income (loss)	$(2,604)	$86,822

9. REPORTABLE SEGMENTS
     The Company follows the rules as outlined in ASC 280 for segment reporting. The Company has five reportable segments: Office, Retail, Land, Third-Party Management and Multi-Family. These reportable segments represent an aggregation of operating segments reported to the Chief Operating Decision Maker based on similar economic characteristics that include the type of product and nature of service. Each segment includes both consolidated operations and joint ventures. The Office segment includes results of operations for office properties. The Retail segment includes results of operations for retail centers. The Land segment includes results of operations for various tracts of land that are held for investment or future development, and single-family residential communities that are parceled into lots and sold to various homebuilders or sold as undeveloped tracts of land. The Third-Party Management segment includes fee income where the Company manages, leases and/or develops properties for other owners. The Multi-Family segment includes results of operations for the development and sale of multi-family real estate. The Other segment includes:
•	fee income, salary reimbursements and expenses for joint venture properties that the Company manages, develops and/or leases;

•	compensation for corporate employees, other than those in the Third-Party Management segment;

•	general corporate overhead costs, interest expense for consolidated entities (as financing decisions are made at the corporate level, with the exception of joint venture interest expense, which is included in joint venture results in the respective segment);

•	income attributable to noncontrolling interests;

•	income taxes;

•	depreciation;

•	preferred dividends; and

•	operations of the Industrial properties, which are not material for separate presentation.
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
     Segment net income, investment in joint ventures and capital expenditures are not presented in the following tables. Management does not utilize these measures when analyzing its segments or when making resource allocation decisions, and therefore this information is not provided. FFO is reconciled to net income (loss) on a total Company basis. Dollars are stated in thousands.

				Third Party
Three Months Ended June 30, 2010	Office	Retail	Land	Management	Multi-Family	Other	Total

Net rental property revenues less rental property operating expenses	$14,992	$6,735	$—	$—	$—	$615	$22,342
Fee income, net of reimbursed expenses	—	—	126	1,971	—	2,525	4,622
Residential lot, multi-family unit, tract and outparcel sales, net of cost of sales, including gain on sale of undepreciated investment properties	—	(8)	175	—	1,835	876	2,878
Other income	—	33	—	—	—	157	190
General and administrative expenses	—	—	—	(1,795)	—	(6,827)	(8,622)
Interest expense	—	—	—	—	—	(10,286)	(10,286)
Depreciation and amortization of non-real estate assets	—	—	—	—	—	(463)	(463)
Other expenses	—	—	—	—	—	(3,197)	(3,197)
Impairment loss	—	—	—	—	(586)	—	(586)
Funds from operations from unconsolidated joint ventures	2,426	1,644	727	—	45	—	4,842
Income attributable to noncontrolling interests	—	—	—	—	—	(584)	(584)
Provision for income taxes from operations	—	—	—	—	—	(14)	(14)
Preferred stock dividends	—	—	—	—	—	(3,227)	(3,227)

Funds from operations available to common stockholders	$17,418	$8,404	$1,028	$176	$1,294	$(20,425)	7,895

Real estate depreciation and amortization, including Company’s share of joint ventures							(16,549)
Gain on sale of depreciated investment properties							59

Net loss available to common stockholders							$(8,595)

				Third Party
Three Months Ended June 30, 2009	Office	Retail	Land	Management	Multi-Family	Other	Total

Net rental property revenues less rental property operating expenses	$15,233	$6,334	$—	$—	$—	$369	$21,936
Fee income, net of reimbursed expenses	—	—	285	2,265	—	1,592	4,142
Residential lot, multi-family unit, tract and outparcel sales, net of cost of sales, including gain on sale of undepreciated investment properties	—	1,126	925	—	—	—	2,051
Other income	188	909	—	—	—	188	1,285
General and administrative expenses	—	—	—	(1,835)	—	(10,139)	(11,974)
Interest expense	—	—	—	—	—	(10,560)	(10,560)
Depreciation and amortization of non-real estate assets	—	—	—	—	—	(938)	(938)
Other expenses	—	—	—	—	—	(4,432)	(4,432)
Impairment loss	—	—	—	—	(36,500)	—	(36,500)
Gain on extinguishment of debt	—	—	—	—	—	12,498	12,498
Funds from operations from unconsolidated joint ventures	2,508	1,598	(3,064)	—	(82)	(15)	945
Impairment loss on investment in unconsolidated joint ventures	—	—	(27,000)	—	(1,130)	—	(28,130)
Income attributable to noncontrolling interests	—	—	—	—	—	(698)	(698)
Provision for income taxes from operations	—	—	—	—	—	(11,293)	(11,293)
Preferred stock dividends	—	—	—	—	—	(3,227)	(3,227)

Funds from operations available to common stockholders	$17,929	$9,967	$(28,854)	$430	$(37,712)	$(26,655)	(64,895)

Real estate depreciation and amortization, including Company’s share of joint ventures							(16,603)
Gain on sale of depreciated investment properties							185

Net loss available to common stockholders							$(81,313)

				Third Party
Six Months Ended June 30, 2010	Office	Retail	Land	Management	Multi-Family	Other	Total

Net rental property revenues less rental property operating expenses	$29,710	$13,513	$—	$—	$—	$1,148	$44,371
Fee income, net of reimbursed expenses	—	—	294	4,066	—	4,182	8,542
Residential lot, multi-family unit, tract and outparcel sales, net of cost of sales, including gain on sale of undepreciated investment propertie	—	4,585	674	—	4,011	1,204	10,474
Other income	—	41	—	—	—	273	314
General and administrative expenses	—	—	—	(3,696)	—	(14,944)	(18,640)
Interest expense	—	—	—	—	—	(20,067)	(20,067)
Depreciation and amortization of non-real estate assets	—	—	—	—	—	(1,034)	(1,034)
Other expenses	—	—	—	(466)	—	(4,059)	(4,525)
Impairment loss	—	—	—	—	(586)	—	(586)
Loss on extinguishment of debt	—	—	—	—	—	(592)	(592)
Funds from operations from unconsolidated joint ventures	4,842	3,447	1,599	—	162	—	10,050
Income attributable to noncontrolling interests	—	—	—	—	—	(1,110)	(1,110)
Benefit for income taxes from operations	—	—	—	—	—	1,132	1,132
Preferred stock dividends	—	—	—	—	—	(6,454)	(6,454)

Funds from operations available to common stockholders	$34,552	$21,586	$2,567	$(96)	$3,587	$(40,321)	21,875

Real estate depreciation and amortization, including Company’s share of joint ventures							(32,161)
Gain on sale of depreciated investment properties							118

Net loss available to common stockholders							$(10,168)

				Third Party
Six Months Ended June 30, 2009	Office	Retail	Land	Management	Multi-Family	Other	Total

Net rental property revenues less rental property operating expenses	$28,937	$12,464	$—	$—	$—	$724	$42,125
Fee income, net of reimbursed expenses	—	—	285	4,425	—	3,248	7,958
Residential lot, multi-family unit, tract and outparcel sales, net of cost of sales, including gain on sale of undepreciated investment properties	—	1,804	1,161	—	—	113	3,078
Other income	190	1,266	—	—	—	815	2,271
General and administrative expenses	—	—	—	(3,614)	—	(18,122)	(21,736)
Interest expense	—	—	—	—	—	(20,990)	(20,990)
Depreciation and amortization of non-real estate assets	—	—	—	—	—	(1,906)	(1,906)
Other expenses	—	—	—	—	—	(5,978)	(5,978)
Impairment loss	—	—	—	—	(36,500)	—	(36,500)
Gain on extinguishment of debt	—	—	—	—	—	12,498	12,498
Funds from operations from unconsolidated joint ventures	4,861	3,202	(3,022)	—	(118)	(38)	4,885
Impairment loss on investment in unconsolidated joint ventures	—	—	(27,000)	—	(1,130)	—	(28,130)
Income attributable to noncontrolling interests	—	—	—	—	—	(1,110)	(1,110)
Provision for income taxes from operations	—	—	—	—	—	(7,352)	(7,352)
Preferred stock dividends	—	—	—	—	—	(6,454)	(6,454)

Funds from operations available to common stockholders	$33,988	$18,736	$(28,576)	$811	$(37,748)	$(44,552)	(57,341)

Real estate depreciation and amortization, including Company’s share of joint ventures							(30,839)
Gain on sale of depreciated investment properties							167,438

Net income available to common stockholders							$79,258

     In 2010, the Company began analyzing the Third-Party Management segment after an allocation of certain corporate overhead costs, whereas previously, amounts were generally viewed without such allocation. The 2009 tables above have been adjusted to reclassify this general and administrative expense allocation from the “Other” column to the “Third-Party Management” column to be consistent with the current year presentation.
     When reviewing the results of operations for the Company, management analyzes the following revenue and income items net of their related costs:
•	Rental property operations, including discontinued;

•	Reimbursements of third-party and joint venture personnel costs;

•	Residential, tract and outparcel sales;

•	Multi-family sales; and

•	Gains on sales of investment properties.
     These amounts are shown in the segment tables above in the same “net” manner as shown to management. Certain adjustments are required to reconcile the above segment information to the Company’s consolidated revenues, including removing gains on sales of investment properties from revenues, as they are not presented within revenues on the Condensed Consolidated Statements of Income. The following table reconciles information presented in the tables above to the Company’s total consolidated revenues:

Reconciliation to Revenues on Condensed Consolidated Income Statements	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2010	2009	2010	2009
Net rental property revenues less rental property operating expenses	$22,342	$21,936	$44,371	$42,125
Plus rental property operating expenses	15,393	14,358	30,054	30,836
Fee income, net of reimbursed expenses	4,622	4,142	8,542	7,958
Reimbursements of third-party and joint venture personnel included in fee income	3,591	4,030	8,009	8,258
Residential lot, multi-family unit, tract, and outparcel sales, net of cost of sales, including gain on sale of undepreciated investment properties	2,878	2,051	10,474	3,078
Less gain on sale of undepreciated investment properties	(1,002)	(746)	(1,699)	(955)
Plus residential lot, multi-family unit, tract, and outparcel cost of sales	6,383	3,208	23,449	4,938
Net rental property revenues less rental property operating expenses from discontinued operations	(1,743)	(1,721)	(3,626)	(3,407)
Other income	190	1,285	314	2,271
Other income from discontinued operations	(19)	(46)	(19)	(53)

Total consolidated revenues	$52,635	$48,497	$119,869	$95,049

10. PROPERTY TRANSACTION AND PRESENTATION
     In July 2010, the Company sold San Jose MarketCenter, a 213,000 square foot retail center in San Jose, California. The sales price was $85.0 million and a gain of approximately $6.5 million is anticipated to be recognized in the third quarter of 2010. The results of the property’s operations for all periods presented are included in Discontinued Operations on the Condensed Consolidated Statements of Income. The Company had no other projects that qualified as held for sale or as a discontinued operation in 2009.
     The components of Discontinued Operations for the three and six months ended June 30, 2010 and 2009 are as follows ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Rental property revenues	$2,269	$2,522	$4,675	$5,045
Other income	19	46	19	53
Rental property operating expenses	(526)	(801)	(1,049)	(1,638)
Depreciation and amortization	(192)	(577)	(766)	(1,147)
Interest expense	—	(279)	—	(1,505)
Gain on sale of investment properties	—	146	—	146
Gain on extinguishment of debt	—	12,498	—	12,498

	$1,570	$13,555	$2,879	$13,452

     The assets and liabilities of San Jose MarketCenter are categorized as Held for Sale on the June 30, 2010 Condensed Consolidated Balance Sheet. The principal components of these assets and liabilities are as follows ($ in thousands):

Operating property, net of accumulated depreciation of $8,201	$76,970
Notes and other receivables	1,440
Other assets	65

Total assets	$78,475

Accounts payable and accrued liabilties	$684
Deposits and deferred income	1,300

Total liabilities	$1,984

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
     Cousins, CREC and their subsidiaries (collectively, the “Company”) develop, manage and own office, multi-family, retail, industrial and residential real estate projects. As of June 30, 2010, the Company’s portfolio of real estate assets consisted of interests in 7.5 million square feet of office space, 4.6 million square feet of retail space, 2.0 million square feet of industrial space, 44 for-sale units in two completed multi-family projects, interests in 24 residential communities in various stages of development, approximately 9,300 acres of strategically located land tracts held for investment or future development, and significant land holdings for development of single-family residential communities. The Company also provides leasing and/or management services for approximately 12.7 million square feet of office and retail space owned by third parties.
     The Company’s strategy is to produce stockholder returns by creating value through the development, redevelopment, leasing and management, and sale of high quality, well-located office, retail, multi-family and residential properties. The Company has developed a substantial portion of the operating properties it owns. A key element in the Company’s strategy is to actively manage its portfolio of investment properties and, at the appropriate times, to engage in timely and strategic recycling of its capital, by strategic sales of assets, obtaining non-recourse mortgage notes on selected assets, or through contributions to ventures in which the Company retains an ownership interest. These transactions seek to maximize the value of the assets the Company has created, generate capital for additional development properties and return a portion of the value created to the Company’s stockholders.
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
     Highlights for the quarter ended June 30, 2010 included the following:
•	Restructured the Terminus 200 venture, resulting in the full payment of the Company’s loan guarantee, a reduction of the Company’s ownership from 50% to 20%, a change in the Company’s venture partner in the venture and an extension of the venture’s construction loan.

•	Closed the sale of 22 units at 10 Terminus Place, generating gain of approximately $1.8 million.

•	Sold 44 acres of land at King Mill Distribution Park generating gain of approximately $876,000.

•	Sold 5.8 acres of land at North Point/Westside generating gain of approximately $134,000.

•	Extended the loan on The Avenue Murfreesboro, a 751,000-square-foot power center in suburban Nashville, to July 2013.

•	Executed a 459,000-square-foot lease at Jefferson Mill Business Park, bringing this building to 100% leased.

•	Executed leases for 150,000 square feet at Terminus 200.

•	Executed or renewed leases covering an additional 171,000 square feet of office space and 143,000 square feet of retail space.
Other highlights subsequent to quarter end included the following:
•	Sold San Jose MarketCenter, a 213,000-square-foot power center, for $85 million, generating an estimated net gain of $6.5 million.

•	Obtained a new $27 million loan on Meridian Mark Plaza, a 160,000-square-foot medical office building in Atlanta, maturing in 2020 at an interest rate of 6%, and repaid the prior $22 million loan, which had an interest rate of 8.27% and was scheduled to mature in September 2010.

•	Repaid the Company’s $100 million Term Loan under its Credit Facility and eliminated the interest rate swap associated with the term loan for a cost of approximately $9.2 million. Repayment of this loan correspondingly increased the Company’s borrowing capacity under its Credit Facility.
Results of Operations:
     Rental Property Revenues. Rental property revenues increased approximately $1.4 million (4%) and $1.2 million (2%) in the three and six month 2010 periods, respectively, compared to the same 2009 periods, due to the following:
•	Increase of $1.4 million and $3.4 million in the three and six month 2010 periods, respectively, related to 191 Peachtree Tower, where average economic occupancy for the six month periods increased from 51% in 2009 to 72% in 2010;

•	Increase of $521,000 and $915,000 in the three and six month 2010 periods, respectively, from The Avenue Forsyth, where average economic occupancy for the six month periods increased from 56% in 2009 to 67% in 2010;

•	Decrease of $515,000 and $1.8 million in the three and six month 2010 periods, respectively, from the American Cancer Society Center (the “ACS Center”), where average economic occupancy for the six month periods decreased from 97% in 2009 to 84% in 2010. This decrease is the result of the expiration of the Bell South lease in the third quarter of 2009;

•	Decrease of $473,000 in the six month 2010 period from Terminus 100 where average economic occupancy for the six month periods decreased from 95% in 2009 to 92% in 2010. The results for the three month 2010 period were fairly consistent with the three month 2009 period;

•	Decrease of $112,000 and $548,000 in the three and six month 2010 periods, respectively, related to The Avenue Carriage Crossing due to a decrease in revenues associated with an anticipated reduction in real estate tax expense (and consequently recoveries) for 2010 and a decrease in recoveries of tenant bill back expenses; and

•	Decrease of $81,000 and $310,000 in the three and six month 2010 periods, respectively, related to 8995 Westside Parkway where average economic occupancy for the six month periods decreased from 53% in 2009 to 23% in 2010. As of June 30, 2010, the building is vacant.
     Rental Property Operating Expenses. Rental property operating expenses increased approximately $1.0 million (7%) in the three month 2010 period compared to the same 2009 period and decreased $782,000 (3%) in the six month 2010 period compared to the same 2009 period, due to the following:
•	Increase of $1.1 million and $95,000 in the three and six month 2010 periods, respectively, at Terminus 100 due to an increase in bad debt expense between the periods, partially offset by the receipt of a refund of prior year property taxes in the 2010 period and a decrease in occupancy in the 2010 period compared to 2009;

•	Increase of $199,000 and $139,000 in the three and six month 2010 periods, respectively, at 191 Peachtree, due to an increase in occupancy and an increase in real estate taxes; and

•	Decrease of $360,000 and $741,000 in the three and six month 2010 periods, respectively, from The Avenue Carriage Crossing due to a lower accrual for 2010 taxes based on an anticipated reduction in real estate tax expense mentioned above and a reduction in insurance and other operating expenses.
     Fee Income. Fee income remained relatively constant between the 2010 and 2009 periods. Fee income is comprised of management fees, development fees and leasing fees, which the Company performs for third party property owners and joint ventures in which it has an ownership interest. These amounts vary between quarters due to the number of contracts with ventures and third party owners and the development and leasing needs at the underlying properties. Amounts could vary in future periods based on volume and composition of activities at the underlying properties.
     Multi-family Residential Sales and Cost of Sales. Multi-family residential sales and cost of sales increased approximately $6.8 million and $4.9 million, respectively, between the three month 2010 and 2009 periods. Multi-family residential sales and cost of sales increased approximately $16.9 million and $12.9 million, respectively, between the six month 2010 and 2009 periods. These increases are a result of the fact that there were 43 closings of condominium units in the six month 2010 period, mainly at 10 Terminus Place, compared to two unit closings in the six month 2009 period.
     Residential Lot and Outparcel Sales and Cost of Sales. Residential lot and outparcel sales and cost of sales decreased $3.0 million and $1.7 million between the three month 2010 and 2009 periods, respectively. Residential lot and outparcel sales and cost of sales increased $8.3 million and $5.6 million between the six month 2010 and 2009 periods, respectively.
     Residential Lot Sales and Cost of Sales — The Company’s residential lot business consists of projects that are consolidated, for which income is recorded in the residential lot and outparcel sales and cost of sales line items, and projects that are owned through joint ventures where the Company is a 50% partner in Temco Associates LLC (“Temco”) and CL Realty, L.L.C. (“CL Realty”), for which income is recorded in income from unconsolidated joint ventures. Lot sales for the six month periods were as follows:

	2010	2009
Consolidated projects	7	7
Temco	1	—
CL Realty	164	66

Total	172	73

     Residential lot sales and cost of sales decreased $237,000 and $98,000, respectively, between the three month 2010 and 2009 periods for consolidated projects. Residential lot sales and cost of sales decreased $595,000 and $351,000, respectively, between the six month periods for consolidated projects. The changes are due to different price points and profit margins between the various residential projects.

     Outparcel Sales and Cost of Sales — Outparcel sales and cost of sales decreased $2.8 million and $1.6 million between the three month 2010 and 2009 periods, respectively. Outparcel sales and costs of sales increased $8.9 million and $6.0 million between the six month 2010 and 2009 periods, respectively. There were eight outparcel sales in the six month 2010 period, compared to two outparcel sales in the same 2009 period.
     Interest and Other Income. Interest and other income decreased $1.1 million and $1.9 million between the three month and six month 2010 and 2009 periods, respectively. The primary reason for the decrease is that termination fees decreased by $1.0 million and $1.4 million between the three and six month 2010 and 2009 periods, respectively, due to several termination fees recognized in 2009 mainly due to retail tenants ending their leases early at several centers. In addition, interest income declined $614,000 in the six month 2010 period compared to the same 2009 period, mainly due to a reduction in notes receivable outstanding between the periods.
     General and Administrative Expense, Separation Expense and Reimbursements (“G&A”). G&A expense decreased $3.8 million (24%) and $3.3 million (11%) between the three and six month 2010 and 2009 periods, respectively, primarily as a result of the following:
•	Decrease in salaries and benefits of employees, excluding stock-based compensation, of $739,000 and $1.2 million in the three and six month 2010 periods, respectively, due to a decrease in the number of employees at the Company between the periods;

•	Decrease of $531,000 and $542,000 in the three and six month 2010 periods, respectively, in stock-based compensation expense, due in part to a decrease in the stock price between June 30, 2009 and June 30, 2010, as several types of stock-based compensation are expensed using the closing market price of stock as an estimate of the value or as an input in the calculation of the value;

•	Decrease of $173,000 and $256,000 in the three and six month 2010 periods, respectively, related to corporate airplane costs, as the Company’s airplane was sold in 2009;

•	Decrease in separation expenses of $2.0 million and $2.3 million for the three and six month 2010 periods, respectively, from expense that was recognized in 2009 for the lump sum payment and for modifications of stock compensation awards related to the retirement of the Company’s former chief executive officer;

•	Decrease of $439,000 and $249,000 in reimbursed salaries and expenses, as the square footage of third party managed properties has decreased slightly between the 2010 and 2009 periods; and

•	Capitalization of personnel costs to projects under development, which reduces G&A expense, declined $644,000 and $2.0 million, as the level of development and predevelopment projects has dropped between the periods, partially offsetting the decreases noted above.
     Depreciation and Amortization. Depreciation and amortization decreased approximately $432,000 (3%) in the three month 2010 period compared to the same 2009 period and increased $403,000 (1%) in the six month 2010 period compared to the same 2009 period, primarily as a result of the following:
•	Decrease of $1.2 million for both the three and six month 2010 periods related to Terminus 100. In 2009, the amortization of certain tenant assets was accelerated due to reductions in space or early termination of leases, with no corresponding significant adjustments in the 2010 periods;

•	Decrease of $239,000 and $495,000 in the three and six month 2010 periods, respectively, due to the sale of the Company’s airplane in 2009;

•	Decrease of $228,000 and $365,000 in the three and six month 2010 periods, respectively, due to reduction in depreciation of furniture, fixtures and equipment for the corporate offices from lower staff and less office space, as well as fully amortized equipment;

•	Increase of $543,000 and $1.4 million in the three and six month 2010 periods, respectively, related to higher tenant improvement amortization from increased occupancy at 191 Peachtree Tower;

•	Increase of $668,000 and $681,000 in the three and six month 2010 periods, respectively, at The Avenue Webb Gin due to accelerated amortization in 2010 of tenant assets for tenants who terminated their leases prior to the originally scheduled end date; and

•	Increase of $241,000 and $548,000 in the three and six month 2010 periods, respectively, at The Avenue Forsyth as the property became fully operational in May 2009, and the first quarter of 2009 reflects partial occupancy.
     Interest Expense. Interest expense did not change significantly between the three month 2010 and 2009 periods and increased $582,000 (3%) between the six month 2010 and 2009 periods. Interest expense before capitalization decreased during both periods due to lower average borrowings on the Credit Facility in 2010 compared to 2009. Capitalized interest, which lowers interest expense, decreased $1.3 million and $3.1 million for the three and six month 2010 periods, respectively, when compared to the same 2009 periods, due to a decrease in projects under development.
     Impairment Loss. The impairment loss of $586,000 recorded in the three month 2010 period relates to a charge taken on the Company’s 60 North Market condominium project. Based on current economic conditions, the Company revised its estimates of timing and selling prices of its remaining retail units resulting in the impairment loss. In the second quarter of 2009, the Company recorded an impairment loss of $34.9 million on its 10 Terminus Place condominium project and a $1.6 million impairment loss on a mezzanine note receivable related to the 60 North Market project. In the third quarter of 2009, the Company foreclosed on the 60 North Market project.
     Other Expense. Other expense decreased $1.2 million (28%) and $1.5 million (24%) between the three and six month 2010 periods, respectively, compared to the same 2009 periods. Two predevelopment projects totaling $4.1 million were written off in 2009, and one predevelopment project of $1.9 million was written off in 2010, causing the decreases.
     Loss on Extinguishment of Debt. In 2010, the Company modified its Credit and Term Facilities and decreased the capacity available. In conjunction with this modification, the Company charged a portion of the unamortized loan closing costs, which were paid when entering into the Facilities, to expense.
     Benefit (Provision) for Income Taxes from Operations. Income tax expense decreased $11.3 million and $8.5 million in the three and six month 2010 periods, respectively, when compared to the same 2009 periods. In the first quarter of 2009, the Company recorded a deferred tax benefit due to losses at the Company’s taxable entity, CREC. In the second quarter of 2009, the Company recorded a valuation allowance against the current year’s income tax benefit and also against the full balance of the deferred tax asset that was generated in earlier periods. The Company was unable to predict with certainty whether the deferred tax asset and current year benefits would ultimately be realized. The Company is currently continuing to recognize no current benefit due to the ongoing uncertainty of realization. Therefore, no benefit was recognized during the first and second quarters of 2010 for current period CREC operating losses. In the fourth quarter of 2009, Congress changed tax laws which allowed the Company to carry back operating losses to profitable years. As a result, the Company recognized a benefit of $3.1 million in the fourth quarter of 2009, and recognized an additional benefit of $1.1 million in the first quarter of 2010.

     Income from Unconsolidated Joint Ventures. Income from unconsolidated joint ventures increased $31.8 million and $32.9 million in the three and six month 2010 periods compared to the 2009 periods due to the following (all amounts discussed are at the Company level):
•	Income from the CL Realty joint venture increased $24.0 million for both the three and six month 2010 periods, compared to the same 2009 periods. CL Realty recognized an impairment on one of its residential projects in the second quarter of 2009, the Company’s share of which was $2.6 million. In addition, the Company determined that it had an “other-than-temporary” decline, in accordance with the definition in accounting guidance, in its investment in CL Realty. Accordingly, the Company impaired its investment in the joint venture asset by $20.3 million, also in the second quarter of 2009. No impairments have been recognized in 2010. The increases are also due to CL Realty recognizing income from mineral deposits and oil and gas reserves on its land, in addition to an increase in lot sales between 2010 and 2009;

•	Increase in income from Temco Associates of $6.8 million and $7.6 million in the three and six month 2010 periods, respectively, compared to the same 2009 periods. The Company impaired its investment in Temco by $6.7 million in the second quarter of 2009 as it determined that it had an “other-than-temporary” decline, in accordance with the definition in accounting guidance, in its investment. No impairment was recognized in 2010. In addition, Temco received letter of credit proceeds in 2010, which also increased income from the venture between the years; and

•	Increase in income of $1.2 million for both the three and six month 2010 periods compared to 2009 from the Glenmore Garden Villas (“Glenmore”) joint venture. The Company determined that it had an “other-than-temporary” decline, in accordance with the definition in accounting guidance, in its investment in Glenmore and impaired its investment by $1.1 million in the second quarter of 2009. The assets of Glenmore were sold in early 2010.
     Gain on Sale of Investment Properties. Gain on sale of investment properties decreased $166.4 million between the six month 2010 and 2009 periods (there was no significant fluctuation for the three month periods). The decrease is attributable to the recognition in the first quarter 2009 of $167.2 million in deferred gain related to the 2006 venture formation with Prudential. When the Company and Prudential formed the venture, the Company contributed properties and Prudential contributed cash. The Company deferred the related gain because the consideration received was a partnership interest as opposed to cash. In the 2009 period, the Company and Prudential made a pro rata distribution of cash from the venture that caused the Company to recognize all of the gain that was deferred in 2006.
     Discontinued Operations. In the second quarter of 2010, San Jose MarketCenter, a 213,000-square-foot retail center in San Jose, California, met the requirements under accounting rules of a held-for-sale property. Consequently, the results of operations for all periods presented were reflected in Discontinued Operations on the accompanying Condensed Consolidated Statements of Income. Included in the results was a gain on extinguishment of debt, which was recognized in the second quarter of 2009. The Company satisfied the San Jose MarketCenter mortgage note payable at a discount from the carrying amount in 2009, and the difference in the payment and the carrying amount of the note was recognized as a gain. San Jose MarketCenter was sold in July 2010.
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
     FFO is used by industry analysts and investors as a supplemental measure of an equity REIT’s operating performance. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, many industry investors and analysts have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. Thus, NAREIT created FFO as a supplemental measure of REIT operating performance that excludes historical cost depreciation, among other items, from GAAP net income. The use of FFO, combined with the required primary GAAP presentations, has been fundamentally beneficial, improving the understanding of operating results of REITs among the investing public and making comparisons of REIT operating results more meaningful. Company management evaluates operating performance in part based on FFO. Additionally, the Company uses FFO and FFO per share, along with other measures, to assess performance in connection with evaluating and granting incentive compensation to its officers and other key employees. The reconciliation of net income (loss) available to common stockholders to FFO is as follows for the three and six months ended June 30, 2010 and 2009 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net Income (Loss) Available to Common Stockholders	$(8,595)	$(81,313)	$(10,168)	$79,258
Depreciation and amortization:
Consolidated properties	14,372	14,804	27,693	27,290
Discontinued properties	192	577	766	1,147
Share of unconsolidated joint ventures	2,453	2,174	4,747	4,332
Depreciation of furniture, fixtures and equipment:
Consolidated properties	(462)	(934)	(1,029)	(1,898)
Discontinued properties	(1)	(4)	(5)	(8)
Share of unconsolidated joint ventures	(5)	(14)	(11)	(24)
(Gain) loss on sale of investment properties:
Consolidated	(1,061)	(801)	(1,817)	(168,235)
Discontinued properties	—	(146)	—	(146)
Share of unconsolidated joint ventures	—	16	—	(12)
Gain on sale of undepreciated investment properties	1,002	746	1,699	955

Funds From Operations Available to Common Stockholders	$7,895	$(64,895)	$21,875	$(57,341)

Per Common Share — Basic and Diluted:
Net Income (Loss) Available	$(.09)	$(1.58)	$(.10)	$1.54

Funds From Operations	$.08	$(1.26)	$.22	$(1.11)

Weighted Average Shares — Basic and Diluted	101,001	51,615	100,538	51,483

Liquidity and Capital Resources:
Our primary liquidity sources are:
•	Cash from operations;

•	Borrowings under our Credit Facility;

•	Non-recourse mortgage notes payable on selected assets;

•	Proceeds from equity offerings;

•	Joint venture formations; and

•	Strategic sales of assets.
Our primary liquidity uses are:
•	Property operations and corporate expenses;

•	Expenditures on predevelopment and development projects;

•	Payments of tenant improvements and other leasing costs;

•	Principal and interest payments on debt obligations;

•	Dividends to common and preferred stockholders; and

•	Property acquisitions.
Financial Condition.
     The Company has taken steps in the last twelve months to improve its financial position by reducing its leverage, extending maturities and modifying credit agreements to reduce overall financial exposure. In the second quarter of 2010, the Company restructured its interest in the Terminus 200 building by bringing in a new partner who contributed capital and by modifying and extending the loan to allow more time and capacity to lease the building. The Company also modified the CF Murfreesboro Associates loan, scheduled to mature in July 2010, to, among other things, extend the maturity date to July 2013. Subsequent to the end of the quarter, the Company replaced the $22 million Meridian Mark Plaza loan, scheduled to mature in September 2010, with a $27 million loan that matures in 2020 and carries an interest rate of 6%, which is 227 basis points below the old loan. Also after quarter end, the Company sold San Jose MarketCenter and repaid its Term Facility as a result.
     The Company expects to fund its commitments over the next twelve months with one or more of the liquidity sources described above. The tightening of the credit markets, combined with the overall economic downturn in the last several years, has made obtaining some forms of these sources of capital more difficult. However, the conditions that have led to the tightening credit markets have also led to a decline in new development opportunities for the Company. Therefore, while the sources of funds have become more limited than they were in recent years, the Company’s capital needs, particularly related to new development, have also decreased. The Company did not commence any new development or predevelopment projects in the six months ended June 30, 2010, and currently anticipates that there will be limited development activity for the remainder of 2010 and early 2011.
     At June 30, 2010, the Company was subject to the following contractual obligations and commitments (in thousands):

		Less than			After
	Total	1 Year	1-3 Years	4-5 Years	5 years
Contractual Obligations:
Company long-term debt:
Unsecured notes payable	$140,169	$169	$140,000	$—	$—
Mortgage notes payable	440,209	27,715	263,617	4,347	144,530
Interest commitments under notes payable (1)	116,945	34,762	44,619	18,947	18,617
Ground leases	15,018	98	203	213	14,504
Other operating leases	2,103	670	989	348	96

Total contractual obligations	$714,444	$63,414	$449,428	$23,855	$177,747

Commitments:
Letters of credit	$3,129	$3,105	$24	$—	$—
Performance bonds	3,433	3,361	72	—	—
Unfunded tenant improvements and other	13,329	13,329	—	—	—

Total commitments	$19,891	$19,795	$96	$—	$—

(1)	Interest on variable rate obligations is based on rates effective as of June 30, 2010, including the effect of interest rate swaps.
Credit Facility Amendment
     In February 2010, the Company entered into a First Amendment (the “Amendment”) of its Credit and Term Facilities with Bank of America and the other participating banks. The Amendment reduced the amount available under the Credit Facility from $500 million to $250 million. The amount available under the Term Facility remained at $100 million. The Amendment provided that if the Term Facility was repaid prior to the maturity of the Credit Facility, the availability under the Credit Facility would increase correspondingly, allowing a total availability under the combined Facilities of $350 million. The maturity dates for both Facilities remain the same under the Amendment.
     Amounts outstanding under the Facilities accrue interest at LIBOR plus a spread. The Amendment changed the spread for the Credit and Term Facilities, as detailed below:

	Credit and Term
	Facilities	Credit Facility	Term Facility
	Applicable Spread —	Applicable Spread —	Applicable Spread —
Leverage Ratio	As Amended	Before Amendment	Before Amendment
≤ 35%	1.75%	0.75%	0.70%
>35% but ≤ 45%	2.00%	0.85%	0.80%
>45% but ≤ 50%	2.25%	0.95%	0.90%
>50% but ≤ 55’%	2.25%	1.10%	1.05%
>55%	N/A	1.25%	1.20%
     Certain covenants changed under the Amendment. Specifically, the minimum Consolidated Fixed Charge Coverage Ratio, as defined, decreased from 1.50 to 1.30. Other covenants and fees were also amended. The Company incurred an administrative fee of approximately $1.6 million related to the Amendment. The Company is currently in compliance with its financial covenants.
     As of June 30, 2010, the Company had $40 million drawn on its $250 million Credit Facility. The amount available under the Credit Facility is reduced by outstanding letters of credit, which were $3.1 million at June 30, 2010. As of June 30, 2010, the spread over LIBOR for the Credit Facility was 2.0%.
     The Company expects its Credit Facility and cash on hand to be the primary funding source for its contractual obligations and commitments in the near term. The Company may obtain long-term mortgage debt on some of its recently developed, unencumbered assets, to the extent available and with acceptable terms, to help fund its commitments.
     In July 2010, the Company paid the outstanding balance of the Term Facility in full. Therefore, the amount available under the Credit Facility increased $100 million to $350 million. In conjunction with the payoff, the interest rate swap against the Term Facility was terminated, and the Company paid the counterparty to the swap agreement $9.2 million as a result. The fee related to this payment will be recognized as an expense in the third quarter of 2010.
     Derivative Instruments and Hedging Activities
     The Company follows the requirements of ASC 815 for derivative instruments. Entities that use derivative instruments are required to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. Entities are also required to disclose certain information about the amounts and location of derivatives located within the financial statements, how the provisions of derivative accounting rules have been applied, and the impact that hedges have on an entity’s financial position, financial performance and cash flows.
     The Company utilizes interest rate swap agreements to manage its exposure to interest rate changes under variable-rate obligations. The Company had an interest rate swap agreement with a notional amount of $100 million in order to manage its interest rate risk under the Term Facility. The Company designated this swap as a cash flow hedge, and this swap effectively fixes the underlying LIBOR rate of the Term Facility at 5.01%. The Company also has an interest swap with a notional amount of $40 million in order to manage interest rate risk associated with floating-rate, LIBOR-based borrowings. This swap was also designated as a cash flow hedge and effectively fixes a portion of the underlying LIBOR rate on Company borrowings at 2.995% through October 2010. During both the six month periods ended June 30, 2010 and 2009, there was no ineffectiveness under any of the Company’s interest rate swaps. The Company calculates the fair value of its interest rate swaps as of the end of each reporting period by obtaining a third party valuation utilizing estimated future LIBOR rates. The fair value calculation for the swaps is deemed to be a Level 2 calculation under the guidelines as set forth in ASC 820. The fair values of the interest rate swap agreements were recorded in accounts payable and accrued liabilities and other comprehensive loss on the Condensed Consolidated Balance Sheets, detailed as follows (in thousands):

		Floating Rate,
		LIBOR-based
	Term Loan	Borrowings	Total

Balance, December 31, 2009	$8,662	$855	$9,517
Change in fair value	358	(499)	(141)

Balance, June 30, 2010	$9,020	$356	$9,376

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
     In July 2010, the Company paid the Meridian Mark Plaza mortgage note in full and entered into a new mortgage note payable secured by Meridian Mark Plaza. This note has a maturity of August 1, 2020, a principal amount of $27.0 million and an interest rate of 6%.
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
     As of June 30, 2010, the weighted average interest rate on the Company’s consolidated debt was 6.36%.
     The Company may also generate capital through the issuance of securities that includes common or preferred stock, warrants, debt securities or depositary shares. In March 2010, the Company filed a shelf registration statement to allow for the issuance of up to $500 million of such securities, of which $494 million remains to be drawn as of June 30, 2010.
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
Cash Flows.
     Cash Flows from Operating Activities. Cash flows from operating activities increased approximately $33.7 million between the six month 2010 period and the corresponding 2009 period due to the following:
•	Increase of $15.7 million in net proceeds from multi-family sales, due to an increase in condominium sales at the Company’s 10 Terminus Place condominium project in Atlanta, Georgia;

•	Increase of $7.3 million in net proceeds from residential lot and outparcel sales, due to an increase in the number of outparcels sold in the 2010 period;

•	Decrease of $2.1 million in residential lot, outparcel and multi-family acquisition and development expenditures due to a decrease in development activities;

•	Decrease in cash paid for interest expense of $3.0 million, due to a decrease in average borrowings between the 2010 and 2009 periods;

•	Decrease of payments for general and administrative expenses, primarily due to a decrease in salaries and benefits from a reduced number of employees and from reduced bonus and profit sharing payments between the periods.
     Cash Flows from Investing Activities. Net cash used in investing activities decreased approximately $12.7 million between the six month 2010 period and the corresponding 2009 period, due to the following:
•	Proceeds from property sales, which were mainly land tract sales, increased $12.6 million;

•	Property acquisition and development expenditures decreased $16.5 million, as the Company currently does not have any significant projects under development; and

•	Cash used in investing activities increased $17.3 million due to the payment of the debt guarantee as a result of the restructuring of the Company’s Terminus 200 LLC joint venture.
     Cash Flows from Financing Activities. Net cash used in financing activities increased approximately $9.9 million between the six month 2010 period and the corresponding 2009 period, due to the following:
•	Net borrowings under the Credit Facility were $87.0 million in 2009, and there were no borrowings or repayments on the Credit Facility in the first six months of 2010;

•	Payments of loan issuance costs increased $1.7 million in the 2010 period due to the payment of an administrative fee of approximately $1.6 million related to the amendment of the Company’s Credit Facility;

•	Repayments of notes payable decreased $61.7 million in 2010. The Company satisfied the San Jose MarketCenter note in the 2009 period for approximately $70.3 million. In the 2010 period, the Company repaid the $8.7 million Glenmore Garden Villas note in conjunction with the sale of that property;

•	Cash common dividends paid decreased $11.1 million due to a reduction in the dividend per share amount from $0.25 per share in the first and second quarters of 2009 to $0.09 per share in the first and second quarters of 2010. Additionally, the Company paid its dividends in the first and second quarters of 2010 in a combination of cash and stock. In the first quarter 2009, the Company paid its dividends in cash and began paying them in a combination of cash and stock in the second quarter of 2009; and

•	Distributions to noncontrolling interests decreased $4.7 million from the 2009 to the 2010 period primarily due to a distribution of $4.6 million in the 2009 period to the partner in the Company’s CP Venture Six joint venture.
     Dividends. During the six months ended June 30, 2010, the Company paid cash common and preferred dividends of $12.5 million, which it funded with cash provided by operating activities. During the 2009 period, the Company paid cash common and preferred dividends of $23.6 million which it funded with cash provided by operating activities, proceeds from investment property sales, distributions from unconsolidated joint ventures and indebtedness. The Company intends to fund the cash portion of its quarterly distributions to common and preferred stockholders with cash provided by operating activities, as well as proceeds from investment property sales, distributions from unconsolidated joint ventures, and indebtedness, if necessary. The Company began paying its quarterly common stock dividends in a combination of cash and stock in the second quarter 2009, and has continued to pay the quarterly dividends in this manner in all subsequent quarters. The Company’s Board of Directors declared the third quarter dividend of $0.09 per share payable in September 2010, which will be paid in a combination of cash and stock, and will reduce the amount available under the shelf registration discussed above. Future dividends may continue to be paid with a combination of cash and stock.
Off Balance Sheet Arrangements
     The Company has a number of off balance sheet joint ventures with varying structures. At June 30, 2010, the Company’s unconsolidated joint ventures had aggregate outstanding indebtedness to third parties of approximately $367.0 million, of which the Company’s share was $158.3 million. The unconsolidated joint ventures also had performance bonds, which the Company guarantees, totaling approximately $1.4 million, as of June 30, 2010. The loans are generally mortgage or construction loans, most of which are non-recourse to the Company, although in certain instances, the Company provides “non-recourse carve-out guarantees” on these non-recourse loans. The Company has a guarantee on $26.2 million of the CF Murfreesboro Associates’ construction loan. This loan was extended in June 2010, but the guarantee amount under the loan did not change.
     Several of these ventures are involved in the acquisition and development of real estate. As capital is required to fund the acquisition and development of this real estate, the Company must fund its share of the costs not funded by operations or outside financing. The Company does not currently have any other active development projects, although there are potential projects in predevelopment. The Company also estimates there will be further acquisition and development expenditures at certain of its residential joint ventures. Based on the nature and timing of activities conducted in these ventures, management cannot estimate with any degree of accuracy amounts that the Company may be required to fund in the short or long-term. However, management does not believe that additional funding of these ventures will have a material adverse effect on its financial condition or results of operations.
Critical Accounting Policies
     There have been no material changes in the Company’s critical accounting policies from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     There have been no material changes in the market risk associated with the Company’s notes payable at June 30, 2010 compared to that as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following table contains information about the Company’s purchases of its equity securities during the second quarter of 2010:

	COMMON STOCK
	TOTAL PURCHASES (1)		PURCHASES INSIDE PLAN
			Total Number of	Maximum Number of
			Shares Purchased as	Shares That May Yet
	Total Number of	Average Price Paid	Part of Publicly	Be Purchased Under
	Shares Purchased	per Share	Announced Plan (2)	Plan (2)
April 1 - 30	—	$—	—	4,121,500
May 1 - 31	—	—	—	4,121,500
June 1 - 30	—	—	—	4,121,500

	—	$—	—	4,121,500

	PREFERRED STOCK
	TOTAL PURCHASES		PURCHASES INSIDE PLAN
			Total Number of	Maximum Number of
			Shares Purchased as	Shares That May Yet
	Total Number of	Average Price Paid	Part of Publicly	Be Purchased Under
	Shares Purchased	per Share	Announced Plan (3)	Plan (3)
April 1 - 30	—	$—	—	6,784,090
May 1 - 31	—	—	—	6,784,090
June 1 - 30	—	—	—	6,784,090

	—	$—	—	6,784,090

(1)	The purchases of equity securities generally relate to shares remitted by employees as payment for option exercises or income taxes due. There was no activity for the second quarter of 2010.

(2)	On May 9, 2006, the Board of Directors of the Company authorized a stock repurchase plan of up to 5,000,000 shares of the Company’s common stock. On November 18, 2008, the expiration of this plan was extended to May 9, 2011. The Company has purchased 878,500 common shares under this plan, and no purchases occurred during the second quarter of 2010.

(3)	On November 10, 2008, the stock repurchase plan was also expanded to include authorization to repurchase up to $20 million of preferred shares. This program was expanded on November 18, 2008, to include all 4,000,000 shares of both the Company’s Series A and B Preferred stock. The Company has purchased 1,215,910 preferred shares under this plan, and no purchases occurred in the second quarter of 2010.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. (Removed and Reserved)
Item 5. Other Information
     Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers
     As described in the Company’s definitive proxy statement filed on April 1, 2010, each of our named executive officers (each an “NEO” and collectively “NEOs”) has an opportunity to earn an annual incentive cash award designed to reward annual corporate performance, as well as to encourage and reward individual achievement during the year. At a meeting of the Compensation, Succession, Nominating and Governance Committee of the Board of Directors (the “Compensation Committee”) on August 9, 2010, the Compensation Committee approved the payment to each of our named executive officers (each an “NEO” and collectively the “NEOs”) of 40% of each such NEO’s target 2010 annual incentive cash award based upon the Company’s performance for the first six months of 2010. The Compensation Committee considered the Company’s performance over the first half of 2010 as compared to the performance goals set by the Compensation Committee for 2010 and exercised its discretion to make the mid-year payment. In particular, the Compensation Committee considered the Company to have already achieved over 50% of its annual goals as of June 30, 2010. The Compensation Committee had previously emphasized with management the importance of executing against goals during the first six months of 2010 so as to create momentum for the year and into 2011. The Compensation Committee will evaluate the Company’s full year’s performance in early 2011 to determine whether the NEOs will earn all or any part of the remaining portion of their 2010 target annual cash incentive award.

As previously disclosed on a Current Report on Form 8-K filed on June 30, 2010, James A. Fleming, the Company’s executive vice president and chief financial officer, notified the Company on June 30, 2010 that he is retiring effective December 31, 2010, and that he has agreed to serve as a consultant to the Company after his retirement.
The Company entered into a Retirement and Consulting Agreement and General Release with Mr. Fleming dated August 9, 2010, with respect to his retirement, which is effective as of December 31, 2010. Pursuant to the agreement, Mr. Fleming will be eligible to receive his 2010 annual incentive cash award in an amount equal to his target bonus times a percentage that is not less than the average percentage of target paid to the other named executive officers, as determined by the Compensation Committee, paid consistent with the time that such bonuses are paid to the other executive officers. Also pursuant to the agreement, all of Mr. Fleming’s shares of restricted stock and shares of restricted stock units that are not vested will vest. The stock options granted to him in 2009 and 2010 that are not vested will vest and will be modified to permit him the right to exercise the options through the original stated term of the options. Restricted stock units that have performance requirements will only be paid if the underlying requirements are met. The Company will reimburse Mr. Fleming for the cost of COBRA health insurance benefits for up to one year after his retirement.
Pursuant to the agreement, Mr. Fleming will provide consulting services to the Company upon the Company’s request not to exceed a prescribed number of hours per month during the first six months of 2011. He will receive $320,000 in consulting fees for this commitment. Mr. Fleming has agreed to certain non-disclosure, non-solicitation and standstill provisions. The agreement also contains a general release and other customary terms and conditions. The agreement also provides Mr. Fleming a revocation right that if exercised by him would eliminate the Company’s requirement to provide any of the consideration described above.

Item 6. Exhibits
3.1	Restated and Amended Articles of Incorporation of the Registrant, as amended August 9, 1999, filed as Exhibit 3.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference.

3.1.1	Articles of Amendment to Restated and Amended Articles of Incorporation of the Registrant, as amended July 22, 2003, filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on July 23, 2003, and incorporated herein by reference.

3.1.2	Articles of Amendment to Restated and Amended Articles of Incorporation of the Registrant, as amended December 15, 2004, filed as Exhibit 3(a)(i) to the Registrant’s Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.

3.1.3	Articles of Amendment to Restated and Amended Articles of Incorporation of the Registrant, as amended May 4, 2010, filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed May 6, 2010, and incorporated herein by reference.

3.2	Bylaws of the Registrant, as amended and restated June 6, 2009, filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 8, 2009, and incorporated herein by reference.

10.1^†	Retirement and Consulting Agreement and General Release with James A. Fleming dated August 9, 2010.

11	Computation of Per Share Earnings*

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Data required by ASC 260, “Earnings Per Share,” is provided in Note 3 to the Condensed Consolidated financial statements included in this report.

^	Indicates a management contract or compensatory plan or arrangement.

†	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COUSINS PROPERTIES INCORPORATED
/s/ James A. Fleming
James A. Fleming
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

August 9, 2010