Form 10-Q
period 2010-09-30
COUSINS PROPERTIES INC
filed 2010-11-08
CIK 25232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 4, 2010

Common Stock, $1 par value per share	102,632,451 shares

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	September 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
PROPERTIES:
Operating properties, net of accumulated depreciation of $258,897 and $233,091 in 2010 and 2009, respectively	$907,932	$1,006,760
Land held for investment or future development	126,210	137,233
Residential lots	63,586	62,825
Multi-family units held for sale	10,193	28,504

Total properties	1,107,921	1,235,322

OPERATING PROPERTY HELD FOR SALE, net of accumulated depreciation of $5,461	2,318	—

CASH AND CASH EQUIVALENTS	9,211	9,464
RESTRICTED CASH	17,632	3,585
NOTES AND OTHER RECEIVABLES, net of allowance for doubtful accounts of $5,143 and $5,734 in 2010 and 2009, respectively	45,306	49,678
INVESTMENT IN UNCONSOLIDATED JOINT VENTURES	163,231	146,150
OTHER ASSETS	45,433	47,353

TOTAL ASSETS	$1,391,052	$1,491,552

LIABILITIES AND EQUITY
NOTES PAYABLE	$514,363	$590,208
ACCOUNTS PAYABLE AND ACCRUED LIABILITIES	36,531	56,577
DEFERRED GAIN	4,275	4,452
DEPOSITS AND DEFERRED INCOME	17,287	7,465

TOTAL LIABILITIES	572,456	658,702

COMMITMENTS AND CONTINGENT LIABILITIES

REDEEMABLE NONCONTROLLING INTERESTS	13,482	12,591

STOCKHOLDERS’ INVESTMENT:
Preferred stock, 20,000,000 shares authorized, $1 par value:
7.75% Series A cumulative redeemable preferred stock, $25 liquidation preference; 2,993,090 shares issued and outstanding in 2010 and 2009	74,827	74,827
7.50% Series B cumulative redeemable preferred stock, $25 liquidation preference; 3,791,000 shares issued and outstanding in 2010 and 2009	94,775	94,775
Common stock, $1 par value, 150,000,000 shares authorized, 106,205,120 and 103,352,382 shares issued in 2010 and 2009, respectively	106,205	103,352
Additional paid-in capital	679,437	662,216
Treasury stock at cost, 3,570,082 shares in 2010 and 2009	(86,840)	(86,840)
Accumulated other comprehensive loss on derivative instruments	(94)	(9,517)
Distributions in excess of net income (loss)	(96,029)	(51,402)

TOTAL STOCKHOLDERS’ INVESTMENT	772,281	787,411

Nonredeemable noncontrolling interests	32,833	32,848

TOTAL EQUITY	805,114	820,259

TOTAL LIABILITIES AND EQUITY	$1,391,052	$1,491,552

See notes to condensed consolidated financial statements.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
REVENUES:
Rental property revenues	$36,255	$36,205	$106,997	$105,392
Fee income	8,690	9,510	25,241	25,726
Multi-family residential unit sales	6,637	9,228	24,726	10,413
Residential lot and outparcel sales	630	1,150	14,765	7,026
Other	245	675	540	2,893

	52,457	56,768	172,269	151,450

COSTS AND EXPENSES:
Rental property operating expenses	15,276	16,617	45,172	47,260
Multi-family residential unit cost of sales	5,190	7,372	19,268	8,557
Residential lot and outparcel cost of sales	549	979	9,920	4,732
General and administrative expenses	8,109	9,180	26,648	28,546
Separation expenses	202	724	303	3,094
Reimbursed general and administrative expenses	3,522	3,979	11,531	12,237
Depreciation and amortization	13,977	13,264	41,610	40,428
Interest expense	8,702	10,793	28,769	30,278
Impairment loss	—	4,012	586	40,512
Other	964	1,723	5,489	7,701

	56,491	68,643	189,296	223,345

LOSS ON EXTINGUISHMENT OF DEBT AND INTEREST RATE SWAPS	(9,235)	—	(9,827)	—

LOSS FROM CONTINUING OPERATIONS BEFORE TAXES, UNCONSOLIDATED JOINT VENTURES AND SALE OF INVESTMENT PROPERTIES	(13,269)	(11,875)	(26,854)	(71,895)

BENEFIT (PROVISION) FOR INCOME TAXES FROM OPERATIONS	(25)	(54)	1,107	(7,406)

INCOME (LOSS) FROM UNCONSOLIDATED JOINT VENTURES:
Equity in net income (loss) from unconsolidated joint ventures	2,179	(19,926)	7,493	(19,337)
Impairment loss on investment in unconsolidated joint ventures	—	(22,928)	—	(51,058)

	2,179	(42,854)	7,493	(70,395)

LOSS FROM CONTINUING OPERATIONS BEFORE GAIN ON SALE OF INVESTMENT PROPERTIES	(11,115)	(54,783)	(18,254)	(149,696)

GAIN ON SALE OF INVESTMENT PROPERTIES	58	406	1,875	168,641

INCOME (LOSS) FROM CONTINUING OPERATIONS	(11,057)	(54,377)	(16,379)	18,945

INCOME FROM DISCONTINUED OPERATIONS:
Income from discontinued operations	25	1,041	2,743	1,897
Gain on extinguishment of debt	—	—	—	12,498
Gain on sale of investment properties	6,572	7	6,572	153

	6,597	1,048	9,315	14,548

NET INCOME (LOSS)	(4,460)	(53,329)	(7,064)	33,493
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(696)	(531)	(1,806)	(1,641)

NET INCOME (LOSS) ATTRIBUTABLE TO CONTROLLING INTEREST	(5,156)	(53,860)	(8,870)	31,852

DIVIDENDS TO PREFERRED STOCKHOLDERS	(3,226)	(3,228)	(9,680)	(9,682)

NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	$(8,382)	$(57,088)	$(18,550)	$22,170

PER COMMON SHARE INFORMATION — BASIC AND DILUTED:
Income (loss) from continuing operations	$(0.15)	$(0.98)	$(0.28)	$0.14
Income from discontinued operations	0.06	0.02	0.09	0.27

Net income (loss) available to common stockholders — basic and diluted	$(0.08)	$(0.96)	$(0.18)	$0.41

DIVIDENDS DECLARED PER COMMON SHARE	$0.09	$0.15	$0.27	$0.65

WEIGHTED AVERAGE SHARES — BASIC AND DILUTED	101,893	59,403	100,995	54,152

See notes to condensed consolidated financial statements.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
Nine Months Ended September 30, 2010 and 2009
(Unaudited, in thousands)

					Accumulated	Cumulative
					Other	Undistributed
					Comprehensive	Net Income
			Additional		Income (Loss)	(Distributions in		Nonredeemable
	Preferred	Common	Paid-In	Treasury	on Derivative	Excess of	Total Stockholders’	Noncontrolling
	Stock	Stock	Capital	Stock	Instruments	Net Income)	Investment	Interests	Total Equity

Balance December 31, 2009	$169,602	$103,352	$662,216	$(86,840)	$(9,517)	$(51,402)	$787,411	$32,848	$820,259

Net income (loss)	—	—	—	—	—	(8,870)	(8,870)	1,759	(7,111)
Other comprehensive income	—	—	—	—	9,423	—	9,423	—	9,423

Total comprehensive income	—	—	—	—	9,423	(8,870)	553	1,759	2,312
Common stock issued pursuant to:
Stock dividend, net of issuance costs	—	2,564	15,489	—	—	(18,130)	(77)	—	(77)
Grants under director stock plan	—	35	215	—	—	—	250	—	250
Restricted stock and director option grants	—	264	(124)	—	—	—	140	—	140
Amortization of stock options and restricted stock, net of forfeitures	—	(10)	1,641	—	—	—	1,631	—	1,631
Distributions to nonredeemable noncontrolling interests	—	—	—	—	—	—	—	(1,774)	(1,774)
Change in fair value of redeemable noncontrolling interests	—	—	—	—	—	1,144	1,144	—	1,144
Cash preferred dividends paid	—	—	—	—	—	(9,680)	(9,680)	—	(9,680)
Cash common dividends paid	—	—	—	—	—	(9,091)	(9,091)	—	(9,091)

Balance September 30, 2010	$169,602	$106,205	$679,437	$(86,840)	$(94)	$(96,029)	$772,281	$32,833	$805,114

Balance December 31, 2008	$169,602	$54,922	$368,829	$(86,840)	$(16,601)	$(23,189)	$466,723	$37,539	$504,262

Net income	—	—	—	—	—	31,852	31,852	1,792	33,644
Other comprehensive income	—	—	—	—	3,368	—	3,368	—	3,368

Total comprehensive income	—	—	—	—	3,368	31,852	35,220	1,792	37,012
Common stock issued pursuant to:
Stock offering, net of issuance costs	—	46,000	272,573	—	—	—	318,573	—	318,573
Stock dividend, net of issuance costs	—	1,604	12,172	—	—	(13,776)	—	—	—
Grants under director stock plan	—	29	142	—	—	—	171	—	171
Amortization of stock options and restricted stock, net of forfeitures	—	(15)	3,247	—	—	—	3,232	—	3,232
Distributions to nonredeemable noncontrolling interests	—	—	—	—	—	—	—	(6,508)	(6,508)
Change in fair value of redeemable noncontrolling interests	—	—	—	—	—	(180)	(180)	—	(180)
Cash preferred dividends paid	—	—	—	—	—	(9,682)	(9,682)	—	(9,682)
Cash common dividends paid	—	—	—	—	—	(19,738)	(19,738)	—	(19,738)

Balance September 30, 2009	$169,602	$102,540	$656,963	$(86,840)	$(13,233)	$(34,713)	$794,319	$32,823	$827,142

See notes to condensed consolidated financial statements.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(7,064)	$33,493
Adjustments to reconcile net income to net cash flows provided by operating activities:
Gain on sale of investment properties, including discontinued operations	(8,447)	(168,794)
Loss (gain) on extinguishment of debt	592	(12,498)
Impairment loss	586	40,512
Impairment loss on investment in unconsolidated joint ventures	—	51,058
Losses on abandoned predevelopment projects	1,949	4,072
Depreciation and amortization	42,455	42,305
Amortization of deferred financing costs	1,495	1,124
Stock-based compensation	1,771	3,403
Change in deferred income taxes, net of valuation allowance	—	8,897
Effect of recognizing rental revenues on a straight-line or market basis	(3,635)	(3,396)
(Income) loss from unconsolidated joint ventures	(7,493)	19,337
Operating distributions from unconsolidated joint ventures	7,814	5,420
Residential lot, outparcel and multi-family cost of sales, net of closing costs paid	26,817	11,848
Residential lot, outparcel and multi-family acquisition and development expenditures	(1,663)	(6,167)
Changes in other operating assets and liabilities:
Change in other receivables and other assets, net	1,536	(2,558)
Change in accounts payable and accrued liabilities	4,628	3,309

Net cash provided by operating activities	61,341	31,365

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from investment property sales	98,694	2,531
Property acquisition and development expenditures	(26,355)	(39,667)
Investment in unconsolidated joint ventures	(8,344)	(3,895)
Distributions from unconsolidated joint ventures	3,654	3,925
Payment of debt guarantee for unconsolidated joint venture	(17,250)	—
Collection of notes receivable, net of investment	132	(71)
Change in other assets	(1,852)	(2,490)
Change in restricted cash	(14,047)	(1,225)

Net cash provided by (used in) investing activities	34,632	(40,892)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facility	43,400	158,200
Repayment of credit and term facilities	(113,800)	(319,200)
Proceeds from other notes payable	27,034	—
Payment of loan issuance costs	(1,997)	—
Repayment of notes payable	(32,479)	(75,327)
Common stock issued, net of expenses	173	318,573
Cash common dividends paid	(9,091)	(19,738)
Cash preferred dividends paid	(9,680)	(9,682)
Contributions from noncontrolling interests	2,113	—
Distributions to noncontrolling interests	(1,899)	(6,666)

Net cash provided by (used in) financing activities	(96,226)	46,160

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(253)	36,633
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	9,464	82,963

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$9,211	$119,596

See notes to condensed consolidated financial statements.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
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
     Cousins has elected to be taxed as a real estate investment trust (“REIT”) and intends to, among other things, distribute 100% of its federal taxable income to stockholders, thereby eliminating any liability for federal income taxes under current law. Therefore, the results included herein do not include a federal income tax provision for Cousins. CREC operates as a taxable REIT subsidiary and is taxed separately from Cousins as a C-Corporation. Accordingly, the condensed consolidated statements of operations include a provision for, or benefit from, CREC’s income taxes.
     The condensed consolidated financial statements are unaudited and were prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, these financial statements reflect all adjustments necessary (which adjustments are of a normal and recurring nature) for the fair presentation of the Company’s financial position as of September 30, 2010 and results of operations for the three and nine months ended September 30, 2010 and 2009. Results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of results expected for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. These condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The accounting policies employed are materially the same as those shown in Note 2 to the consolidated financial statements included in such Form 10-K, with the addition of the following new accounting pronouncement.
New Accounting Pronouncement
     The Company follows the guidelines in Accounting Standards Codification (“ASC”) 810, Consolidation, for determining the appropriate consolidation treatment of non-wholly owned entities. The Company adopted new guidelines effective January 1, 2010, which modify how a company determines that an entity is a variable interest entity (“VIE”) and when that entity is consolidated. Variable interest holders who have the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and have the obligation to absorb the majority of losses of the entity or the right to receive significant benefits of the entity are considered to be the primary beneficiary. The primary beneficiary of a VIE must consolidate the VIE. When the Company is the primary beneficiary of a VIE, the new guidance also requires ongoing reassessments of this conclusion, not just upon the occurrence of certain events. Additional disclosures about the Company’s involvement in VIEs, including any significant changes in risk exposure due to that involvement, are required under the new guidelines. The impact of the adoption of these new guidelines did not result in any entities which were previously determined not to be VIEs to be VIEs and had no effect on the Company’s financial condition, results of operations or cash flows. Additional disclosures as required upon adoption of the new guidelines regarding the Company’s VIEs are as follows:

     Cousins/Callaway, LLC (“Cousins/Callaway”), a 50-50 joint venture between the Company and Callaway Gardens Resort, Inc. (“Callaway”), develops residential lots within The Callaway Gardens Resort outside of Atlanta, Georgia. The project is anticipated to be funded fully through Company contributions, and Callaway has no obligation to fund any costs. Although the Company is contributing all of the equity to the venture, Callaway has the right to receive returns from the project, but absorbs no losses. The Company has determined that Cousins/Callaway is a VIE. The Company is the sole decision maker for the venture and is also the development manager. Since the Company has the power to direct the activities that could be significant to the VIE, the Company is the primary beneficiary and consolidates the venture. At September 30, 2010 and December 31, 2009, the assets of Cousins/Callaway equaled approximately $16.2 million and $16.3 million, respectively, and there were no significant liabilities.
     Handy Road Associates, LLC (“Handy Road”) is a 50-50 joint venture which owns 1,187 acres of land in suburban Atlanta, Georgia, intended for future development and/or sale. In 2009, the Company’s partner in Handy Road indicated it will not make further capital contributions to the venture. In addition, the Company determined the partner would not receive any of the economic benefits of the entity. Therefore, Handy Road has been determined to be a VIE, with the Company as the primary beneficiary. As a result of this determination, the Company consolidates the entity. The creditors of Handy Road have recourse only against the assets of Handy Road and do not have recourse against the Company. As of September 30, 2010 and December 31, 2009, Handy Road had approximately $5.5 million and $5.4 million in assets, respectively, and $3.4 million and $3.3 million in notes payable, respectively.
2. NOTES PAYABLE, INTEREST EXPENSE AND COMMITMENTS AND CONTINGENCIES
     The following table summarizes the terms and amounts of the notes payable outstanding at September 30, 2010 and December 31, 2009 (in thousands):

		Term/
		Amortization		Outstanding at
Description	Interest Rate	Period (Years)	Maturity	September 30, 2010	December 31, 2009
Credit Facility, unsecured (see note)	LIBOR + 1.75% to 2.25%	4/N/A	8/29/11	$69,600	$40,000
Term Facility, unsecured (see note)	See note	5/N/A	8/29/12	—	100,000
Terminus 100 mortgage note (interest only)	6.13%	5/N/A	10/1/12	180,000	180,000
The American Cancer Society Center mortgage note (interest only until October 1, 2011)	6.45%	5/30	9/1/17	136,000	136,000
333/555 North Point Center East mortgage note	7.00%	10/25	11/1/11	26,637	27,287
100/200 North Point Center East mortgage note (interest only until July 1, 2010)	5.39%	5/30	6/1/12	24,916	25,000
Meridian Mark Plaza mortgage note (see note)	8.27%	10/28	9/1/10	—	22,279
Meridian Mark Plaza mortgage note (see note)	6.00%	10/30	8/1/20	26,973	—
Lakeshore Park Plaza mortgage note	5.89%	4/25	8/1/12	17,636	17,903
The Points at Waterview mortgage note	5.66%	10/25	1/1/16	16,702	17,024
600 University Park Place mortgage note	7.38%	10/30	8/10/11	12,354	12,536
Handy Road Associates, LLC (see note)	Prime + 1%, but not < 6%	5/N/A	3/30/11	3,374	3,340
Glenmore Garden Villas, LLC (see note)	LIBOR + 2.25%	3/N/A	10/3/10	—	8,674
Other	4.13%	2/N/A	11/18/10	171	165

				$514,363	$590,208

     In the first quarter of 2010, the Company sold its interest in Glenmore Garden Villas, LLC (“Glenmore”), a townhome development in Charlotte, North Carolina. In connection with this sale, Glenmore repaid the $8.7 million outstanding construction loan on the project. Also in the first quarter of 2010, the Handy Road note payable was extended for one year, to March 30, 2011, at an interest rate of Prime plus 1%, with a minimum interest rate of 6%. In July 2010, the Company repaid the Meridian Mark Plaza mortgage note in full and entered into a new mortgage note payable secured by Meridian Mark Plaza. The original principal amount was $27.0 million, and the interest rate is a fixed rate of 6%. Principal and interest payments are based on a 30-year amortization and the maturity date is August 1, 2020.

     Credit Facility Amendment
     In February 2010, the Company entered into a First Amendment (the “Amendment”) of its Credit and Term Facilities with Bank of America and the other participating banks. The Amendment reduced the amount available under the Credit Facility from $500 million to $250 million. The amount available under the Term Facility remained the same; however, if the Company sold certain assets aggregating $50 million, it was required to utilize the proceeds to reduce the balance outstanding on the Term Facility. The Amendment provided that if the Term Facility was repaid, in whole or in part, prior to the maturity of the Credit Facility, the availability under the Credit Facility would increase correspondingly, allowing a total availability under the combined Facilities of $350 million. The maturity date of the Credit Facility is August 29, 2011. The Credit Facility can be extended for one year with the payment of a fee, unless there is an event of default.
     Amounts outstanding under the Credit and Term Facilities accrue interest at LIBOR plus a spread. The Amendment changed the spread for the Credit and Term Facilities, as detailed below:

	Credit and Term Facilities	Credit Facility	Term Facility Applicable
	Applicable Spread - As	Applicable Spread -	Spread - Before
Leverage Ratio	Amended	Before Amendment	Amendment
≤ 35%	1.75%	0.75%	0.70%
>35% but ≤ 45%	2.00%	0.85%	0.80%
>45% but ≤ 50%	2.25%	0.95%	0.90%
>50% but ≤ 55’%	2.25%	1.10%	1.05%
>55%	N/A	1.25%	1.20%
     At September 30, 2010, based on the Company’s leverage ratio, the spread over LIBOR on the Credit Facility was 2.0%. Certain covenants changed under the Amendment, specifically, the minimum Consolidated Fixed Charge Coverage Ratio, as defined, decreased from 1.50 to 1.30. The Company incurred an administrative fee of approximately $1.6 million related to the Amendment and expensed unamortized deferred loan costs related to the previous facility of $592,000.
     In July 2010, in connection with the sale of San Jose MarketCenter discussed below, the Company paid the outstanding balance of the Term Facility in full, and accordingly, the amount available under the Credit Facility increased to $350 million. In conjunction with the payoff of the Term Facility, the Company terminated the interest rate swap hedging this variable rate facility, and the Company paid the counterparty to the swap agreement $9.2 million, which was recognized as an expense in the third quarter of 2010.
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
     The Company utilizes interest rate swap agreements to manage its exposure to interest rate changes under variable-rate obligations. The Company had an interest rate swap agreement with a notional amount of $100 million in order to manage its interest rate risk under the Term Facility. The Company designated this swap as a cash flow hedge, and this swap effectively fixed the underlying

LIBOR rate of the Term Facility at 5.01%. This swap was terminated in July 2010 as discussed above. The Company also has an interest swap with a notional amount of $40 million in order to manage interest rate risk associated with floating-rate, LIBOR-based borrowings. This swap was also designated as a cash flow hedge and effectively fixes a portion of the underlying LIBOR rate on Company borrowings at 2.995% through October 2010. During the nine month periods ended September 30, 2010 and 2009, there was no ineffectiveness under any of the Company’s interest rate swaps. The Company calculates the fair value of its interest rate swaps as of the end of each reporting period. The fair value calculation for the swaps is deemed to be a Level 2 calculation under the guidelines as set forth in ASC 820. The fair values of the interest rate swap agreements were recorded in accounts payable and accrued liabilities and other comprehensive loss on the Condensed Consolidated Balance Sheets, detailed as follows (in thousands):

		Floating Rate,
		LIBOR-based
	Term Loan	Borrowings	Total

Balance, December 31, 2009	$8,662	$855	$9,517
Termination of swap	(9,235)	$—	(9,235)
Change in fair value	573	(761)	(188)

Balance, September 30, 2010	$—	$94	$94

     Other Debt Information
     For the three and nine months ended September 30, 2010 and 2009, interest expense was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Total interest incurred	$8,702	$11,392	$28,769	$35,462
Interest expensed-discontinued operations	—	—	—	(1,505)
Interest capitalized	—	(599)	—	(3,679)

Total interest expense	$8,702	$10,793	$28,769	$30,278

     At September 30, 2010, the Company had outstanding letters of credit and performance bonds of $6.5 million. At September 30, 2010, the Company, as a lessor, has $19.2 million of obligations, mainly to fund tenant improvement allowances as stated in lease agreements. At September 30, 2010, the Company, as a lessee, has future obligations under ground and office leases of approximately $17.0 million.
     The real estate and other assets of The American Cancer Society Center (the “ACS Center”) are restricted under the ACS Center mortgage note agreement in that they are not available to settle debts of the Company. However, provided that the ACS Center loan has not incurred any uncured event of default, as defined in the loan agreement, the cash flows from the ACS Center, after payments of debt service, operating expenses and reserves, are available for distribution to the Company.
Fair Value
     At September 30, 2010 and December 31, 2009, the estimated fair value of the Company’s notes payable was approximately $541.5 million and $586.2 million, respectively, calculated by discounting future cash flows at estimated rates at which similar loans would have been obtained at those dates. This fair value calculation is considered to be a Level 2 calculation under the guidelines as set forth in ASC 820, as the Company utilizes market rates for similar type loans from third party brokers.

3. EARNINGS PER SHARE
     Net income per share-basic is calculated as net income available to common stockholders divided by the weighted average number of common shares outstanding during the period. Net income per share-diluted is calculated as net income available to common stockholders divided by the diluted weighted average number of common shares outstanding during the period, including nonvested restricted stock which has nonforfeitable dividends. Diluted weighted average number of common shares is calculated to reflect the potential dilution under the treasury stock method that would occur if stock options or other contracts to issue common stock were exercised and resulted in additional common shares outstanding. As of September 30, 2010 and 2009, none of the Company’s outstanding stock options were dilutive. The numerator used in the Company’s per share calculations is reduced for the effect of preferred dividends and is the same for both basic and diluted net income per share.
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
     Weighted average shares-basic and weighted average shares-diluted are as follows (in thousands; there are no dilutive potential common shares in any periods presented):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Weighted average shares — basic and diluted	101,893	59,403	100,995	54,152
Weighted average anti-dilutive options not included	7,061	6,937	7,086	7,062
4. STOCK-BASED COMPENSATION
     The Company has several types of stock-based compensation — stock options, restricted stock, restricted stock units and compensation plans based on stock price growth — which are described in Note 7 of “Notes to Consolidated Financial Statements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The Company recorded compensation expense of approximately $549,000 and $689,000 for the three months ended September 30, 2010 and 2009, respectively, and $2.4 million and $4.0 million for the nine months ended September 30, 2010 and 2009, respectively, for stock-based compensation, after the effect of capitalization and income tax benefit, and before adjustment for any valuation allowance.
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
     RSUs are accounted for as liability awards under ASC 718, and employees are paid cash upon vesting based upon the value of the Company’s stock. On February 15, 2010, the Company awarded two new types of performance-based RSUs to key employees. The first new performance-based RSU is based on total stockholder return of the Company, as defined, as compared to the MSCI US REIT index (the “TSR RSU”), and the second RSU is based on the ratio of total debt, as defined, to the trailing 12-month earnings before interest, taxes, depreciation and amortization, as defined (the “EBITDA RSU”). The performance period for both RSUs is January 1, 2010 to December 31, 2012, and the targeted number of TSR RSUs and EBITDA RSUs awarded is 91,815 and 132,207, respectively. The ultimate payout of these awards can range from 0% to 200% of the targeted number of units depending on the achievement of the performance metrics described above. Both of these types of RSUs cliff vest on February 15, 2013 and are dependent upon the attainment of required service and performance criteria. The number of each type of RSU to be issued will be determined upon vesting, and the payout per unit will be equal to the 30-day average closing price of the Company’s stock ending on December 31, 2012.
     The Company expenses an estimate of the fair value of the TSR RSUs over the vesting period using a quarterly Monte Carlo valuation. The EBITDA RSUs are also expensed over the vesting period using the fair market value of the Company’s stock at the reporting period multiplied by the anticipated number of units to be paid based on the current estimate of the expected ratio upon vesting. Dividend equivalents on the RSUs will also be paid based upon the percentage vested. The dividend equivalent payments will equal the total dividends that would have been paid during the performance period, assuming the dividends had been reinvested in Company stock.
5. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES
     The Company describes its investments in unconsolidated joint ventures in Note 5 of “Notes to Consolidated Financial Statements” in its Annual Report on Form 10-K for the year ended December 31, 2009. The following table summarizes balance sheet data of the Company’s unconsolidated joint ventures as of September 30, 2010 and December 31, 2009 (in thousands):

							Company’s
	Total Assets		Total Debt		Total Equity		Investment
	2010	2009	2010	2009	2010	2009	2010	2009
SUMMARY OF FINANCIAL POSITION:
CP Venture IV LLC entities	$315,917	$324,402	$—	$35,451	$303,596	$277,063	$19,484	$15,933
Charlotte Gateway Village, LLC	155,273	160,266	100,377	110,101	53,092	48,214	10,375	10,401
CF Murfreesboro Associates	130,329	139,782	104,041	113,476	24,189	23,231	14,279	13,817
Palisades West LLC	125,277	125,537	—	—	74,572	74,237	39,175	39,104
CL Realty, L.L.C.	109,382	114,598	2,911	3,568	104,482	109,184	48,041	49,825
CPV and CPV Two	108,904	101,209	—	—	105,588	99,133	3,939	3,270
Terminus 200 LLC	—	27,537	—	76,762	—	(47,921)	—	—
MSREF/Terminus 200 LLC	61,621	—	42,254	—	13,723	—	2,757	—
Temco Associates, LLC	60,540	60,752	2,963	3,061	56,890	57,484	22,420	22,716
Crawford Long — CPI, LLC	35,077	35,277	48,959	49,710	(15,849)	(15,280)	(6,683)	(6,396)
Ten Peachtree Place Associates	21,892	22,971	26,924	27,341	(5,908)	(4,846)	(4,410)	(3,887)
Wildwood Associates	21,350	21,263	—	—	21,260	21,205	(1,620)	(1,647)
TRG Columbus Dev Venture, Ltd.	5,132	6,802	—	—	2,734	2,464	311	383
Pine Mountain Builders, LLC	9,359	6,807	1,704	1,834	2,948	3,119	2,450	2,631

	$1,160,053	$1,147,203	$330,133	$421,304	$741,317	$647,287	$150,518	$146,150

     Negative investment balances are included in the Deposits and Deferred Income line item on the accompanying September 30, 2010 Condensed Consolidated Balance Sheet.
     The following table summarizes operations information of the Company’s unconsolidated joint ventures for the nine months ended September 30, 2010 and 2009 (in thousands):

					Company’s Share of
	Total Revenues		Net Income (Loss)		Net Income (Loss)
	2010	2009	2010	2009	2010	2009
SUMMARY OF OPERATIONS:
CP Venture IV LLC entities	$23,368	$23,152	$2,950	$2,429	$839	$865
Charlotte Gateway Village, LLC	23,892	23,491	5,788	5,169	882	882
CF Murfreesboro Associates	10,457	9,235	956	956	312	327
Palisades West LLC	10,145	9,417	3,406	4,101	1,651	2,008
CL Realty, L.L.C.	5,332	2,045	2,185	(8,453)	1,661	(2,610)
CP and CPV Two	13,921	13,620	6,458	6,803	669	703
Terminus 200 LLC	533	300	55	(82,441)	—	(20,954)
MSREF/Terminus 200 LLC	928	—	(835)	—	(167)	—
Temco Associates, LLC	2,110	1,349	429	(2,400)	214	(1,200)
Crawford Long — CPI, LLC	8,614	8,472	1,432	1,386	715	692
Ten Peachtree Place Associates	5,875	5,543	734	517	378	270
Wildwood Associates	—	—	(85)	(111)	(42)	(55)
TRG Columbus Dev. Venture, Ltd.	1,097	63	403	(97)	327	1
Pine Mountain Builders, LLC	2,202	1,529	129	51	59	11
Other	—	—	—	(6,503)	(5)	(277)

	$108,474	$98,216	$24,005	$(78,593)	$7,493	$(19,337)

     The Company’s share of income (loss) above includes results of operations and any impairments that have been recognized at the venture level, and excludes impairments taken on the Company’s investment in those entities.
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
     In June 2010, the CF Murfreesboro Associates construction loan was modified. The maturity date was extended to July 20, 2013, the interest rate was adjusted to LIBOR + 3.0% and the capacity under the loan decreased to $113.2 million. The venture made principal payments of approximately $8.2 million and paid $1 million in fees as a part of this modification. In September 2010, one of the CP Venture IV LLC entities repaid in full the mortgage note payable secured by The Avenue East Cobb.
6. OTHER ASSETS
     Other Assets on the Condensed Consolidated Balance Sheets included the following (in thousands):

	September 30,	December 31,
	2010	2009
Investment in Verde	$9,376	$9,376
FF&E and leasehold improvements, net of accumulated depreciation of $15,681 and $14,195 in 2010 and 2009, respectively	4,783	5,306
Predevelopment costs and earnest money	6,676	7,673
Lease inducements, net of accumulated amortization of $2,706 and $1,860 in 2010 and 2009, respectively	12,124	12,545
Loan closing costs, net of accumulated amortization of $2,530 and $4,177 in 2010 and 2009, respectively	3,283	3,385
Prepaid expenses and other assets	2,860	2,631
Intangible Assets:
Goodwill	5,450	5,450
Above market leases, net of accumulated amortization of $8,732 and $8,704 in 2010 and 2009, respectively	536	564
In-place leases, net of accumulated amortization of $2,469 and $2,391 in 2010 and 2009, respectively	345	423

	$45,433	$47,353

     Investment in Verde relates to a cost method investment in a non-public real estate owner and developer. Goodwill relates entirely to the Office reportable segment. Above and below market leases are amortized into rental revenues over the remaining lease terms. In-place leases are amortized into depreciation and amortization expense also over remaining lease terms.
7. CONSOLIDATED STATEMENTS OF CASH FLOWS — SUPPLEMENTAL INFORMATION
     The following table summarizes supplemental information related to the Consolidated Statements of Cash Flows (in thousands):

	Nine Months Ended September 30,
	2010	2009
Interest paid, net of amounts capitalized	$27,063	$32,546
Income taxes refunded	3,288	635

Non-Cash Transactions
Issuance of common stock for payment of common dividends	$18,130	$13,776
Transfer from investment in joint venture to deposits and deferred income	12,713	—
Land received on note receivable default	5,030	—
Transfer of assets to operating property held for sale	2,318	—
Change in accruals excluded from property development and acquisition expenditures and investment in unconsolidated joint ventures	1,804	14,483
Transfer from land held for investment or future development to operating properties	1,410	—
Issuance of note receivable for residential lot sale	150	—
Change in accumulated other comprehensive income	188	3,368
Change in fair value of redeemable noncontrolling interests	(1,144)	180
Consolidation of land from investment in joint ventures to land held for investment or future development	—	9,116
Transfer from notes receivable to multi-family residential projects	—	8,167
Transfer from note payable and accrued interest to redeemable noncontrolling interests	—	8,767
Transfer from investment in joint ventures to land held for investment or future development	—	5,342
Transfer from projects under development to operating properties	—	171,009
Transfer from projects under development to land held for investment or future development	—	5,159
Transfer from other assets to land held for investment or future development	—	2,440
Transfer from operating properties to land held for investment or future development	—	901
Transfer from other receivables and other assets to notes receivable	—	223
Issuance of note payable for purchase of townhomes	—	3,150
8. NONCONTROLLING INTERESTS
     Under the guidance in ASC 810, the Company consolidates various non-wholly owned ventures that it controls, which are mainly involved in the ownership and/or development of real estate. The noncontrolling interest’s share of income or loss is presented separately below net income on the Condensed Consolidated Statements of Operations. The Company has several consolidated ventures with agreements that contain provisions requiring the Company to purchase the noncontrolling interest at the then fair value upon demand on or after a specific date. The greater of book value or the estimate of the obligation to the noncontrolling partner is recognized as Redeemable Noncontrolling Interests and is presented between liabilities and equity on the Condensed Consolidated Balance Sheets. The redemption values related to these redeemable interests are adjusted to the higher of fair value or cost basis and recorded within Equity. The Company recognizes changes in the redemption value in the period in which they occur. Nonredeemable noncontrolling interests are recorded in a separate line item within Equity.
     The following table details the activity within Redeemable Noncontrolling Interests for the nine months ended September 30, 2010 and 2009 (in thousands):

	Nine Months Ended September 30,
	2010	2009
Beginning Balance	$12,591	$3,945

Net income (loss) attributable to redeemable noncontrolling interests	47	(151)
Contributions from (distributions to) noncontrolling interests	1,988	(158)
Conversion of note payable and accrued interest to redeemable noncontrolling interest	—	8,767
Change in fair value of redeemable noncontrolling interests	(1,144)	180

Ending Balance	$13,482	$12,583

     For the nine months ended September 30, 2010 and 2009, net income (loss) on the Condensed Consolidated Statements of Equity is reconciled to the Condensed Consolidated Statements of Operations as follows (in thousands):

	2010	2009
Net income (loss) attributable to controlling interest	$(8,870)	$31,852
Net income attributable to nonredeemable noncontrolling interests	1,759	1,792
Net income (loss) attributable to redeemable noncontrolling interests	47	(151)

Net income (loss)	$(7,064)	$33,493

9. REPORTABLE SEGMENTS
     The Company follows the rules as outlined in ASC 280 for segment reporting. The Company has five reportable segments: Office, Retail, Land, Third-Party Management and Multi-Family. These reportable segments represent an aggregation of operating segments reported to the Chief Operating Decision Maker based on similar economic characteristics that include the type of product and nature of service. Each segment includes both consolidated operations and joint ventures. The Office segment includes results of operations for office properties. The Retail segment includes results of operations for retail centers. The Land segment includes results of operations for various tracts of land that are held for investment or future development, and single-family residential communities that are parceled into lots and sold to various homebuilders or sold as undeveloped tracts of land. The Third-Party Management segment includes fee income where the Company manages, leases and/or develops properties for other owners. The Multi-Family segment includes results of operations for the development and sale of multi-family real estate projects. The Other segment includes:
•	fee income, salary reimbursements and expenses for joint venture properties, other than the Land segment, that the Company manages, develops and/or leases;

•	compensation for corporate employees, other than those in the Third-Party Management segment;

•	general corporate overhead costs, interest expense for consolidated entities (as financing decisions are made at the corporate level, with the exception of joint venture interest expense, which is included in joint venture results in the respective segment);

•	income attributable to noncontrolling interests;

•	income taxes;

•	depreciation;

•	preferred dividends; and

•	operations of the Industrial properties, which are not material for separate presentation.
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

     FFO is used by industry analysts, investors and the Company as a supplemental measure of an equity REIT’s operating performance. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, many industry investors and analysts have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. Thus, NAREIT created FFO as a supplemental measure of a REIT’s operating performance that excludes historical cost depreciation, among other items, from GAAP net income. Management believes the use of FFO, combined with the required primary GAAP presentations, has been fundamentally beneficial, improving the understanding of operating results of REITs among the investing public and making comparisons of REIT operating results more meaningful. Company management evaluates operating performance in part based on FFO. Additionally, the Company uses FFO and FFO per share, along with other measures, to assess performance in connection with evaluating and granting incentive compensation to its officers and other key employees.
     Segment net income, investment in joint ventures and capital expenditures are not presented in the following tables. Management does not utilize these measures when analyzing its segments or when making resource allocation decisions, and therefore this information is not provided. FFO is reconciled to net income (loss) on a total Company basis. Dollars are stated in thousands.

				Third Party
Three Months Ended September 30, 2010	Office	Retail	Land	Management	Multi-Family	Other	Total
Net rental property revenues less rental property operating expenses	$14,658	$5,262	$—	$—	$—	$1,092	$21,012
Fee income, net of reimbursed expenses	—	—	117	2,416	—	2,635	5,168
Residential lot, multi-family unit, tract and outparcel sales, net of cost of sales, including gain on sale of undepreciated investment properties	—	(1)	81	—	1,447	—	1,527
Other income	8	18	—	—	—	230	256
General and administrative expenses	—	—	—	(1,906)	—	(6,405)	(8,311)
Interest expense	—	—	—	—	—	(8,702)	(8,702)
Depreciation and amortization of non-real estate assets	—	—	—	—	—	(441)	(441)
Other expenses	—	—	—	—	—	(964)	(964)
Loss on extinguishment of debt and interest rate swaps	—	—	—	—	—	(9,235)	(9,235)
Funds from operations from unconsolidated joint ventures	2,532	1,458	368	—	165	—	4,523
Income attributable to noncontrolling interests	—	—	—	—	—	(696)	(696)
Provision for income taxes from operations	—	—	—	—	—	(25)	(25)
Preferred stock dividends	—	—	—	—	—	(3,226)	(3,226)

Funds from operations available to common stockholders	$17,198	$6,737	$566	$510	$1,612	$(25,737)	886

Real estate depreciation and amortization, including Company’s share of joint ventures							(15,899)
Gain on sale of depreciated investment properties							6,631

Net loss available to common stockholders							$(8,382)

				Third Party
Three Months Ended September 30, 2009	Office	Retail	Land	Management	Multi-Family	Other	Total
Net rental property revenues less rental property operating expenses	$15,146	$5,702	$—	$—	$—	$385	$21,233
Fee income, net of reimbursed expenses	—	—	112	3,842	—	1,577	5,531
Residential, multi-family and outparcel sales, net of cost of sales, including gain on sale of undepreciated investment properties	281	171	68	—	1,856	—	2,376
Other income	86	175	—	—	—	414	675
General and administrative expenses	—	—	—	(2,593)	—	(7,311)	(9,904)
Interest expense	—	—	—	—	—	(10,793)	(10,793)
Depreciation and amortization of non-real estate assets	—	—	—	—	—	(833)	(833)
Other expenses	—	—	—	—	—	(1,723)	(1,723)
Impairment loss	—	—	—	—	—	(4,012)	(4,012)
Funds from operations from unconsolidated joint ventures	(18,403)	1,576	(788)	—	—	(129)	(17,744)
Impairment loss on investment in unconsolidated joint ventures	(17,993)	—	—	—	(4,935)	—	(22,928)
Income attributable to noncontrolling interests	—	—	—	—	—	(531)	(531)
Provision for income taxes from operations	—	—	—	—	—	(54)	(54)
Preferred stock dividends	—	—	—	—	—	(3,228)	(3,228)

Funds from operations available to common stockholders	$(20,883)	$7,624	$(608)	$1,249	$(3,079)	$(26,238)	(41,935)

Real estate depreciation and amortization, including Company’s share of joint ventures							(15,217)
Gain on sale of depreciated investment properties							64

Net loss available to common stockholders							$(57,088)

				Third Party
Nine Months Ended September 30, 2010	Office	Retail	Land	Management	Multi-Family	Other	Total
Net rental property revenues less rental property operating expenses	$44,368	$18,775	$—	$—	$—	$2,240	$65,383
Fee income, net of reimbursed expenses	—	—	411	6,482	—	6,817	13,710
Residential lot, multi-family unit, tract and outparcel sales, net of cost of sales, including gain on sale of undepreciated investment properties	—	4,584	755	—	5,458	1,204	12,001
Other income	18	79	—	—	—	473	570
General and administrative expenses	—	—	—	(5,602)	—	(21,349)	(26,951)
Interest expense	—	—	—	—	—	(28,769)	(28,769)
Depreciation and amortization of non-real estate assets	—	—	—	—	—	(1,475)	(1,475)
Other expenses	—	—	—	(466)	—	(5,023)	(5,489)
Impairment loss	—	—	—	—	(586)	—	(586)
Loss on extinguishment of debt and interest rate swaps	—	—	—	—	—	(9,827)	(9,827)
Funds from operations from unconsolidated joint ventures	7,374	4,823	2,049	—	327	—	14,573
Income attributable to noncontrolling interests	—	—	—	—	—	(1,806)	(1,806)
Benefit for income taxes from operations	—	—	—	—	—	1,107	1,107
Preferred stock dividends	—	—	—	—	—	(9,680)	(9,680)

Funds from operations available to common stockholders	$51,760	$28,261	$3,215	$414	$5,199	$(66,088)	22,761

Real estate depreciation and amortization, including Company’s share of joint ventures							(48,060)
Gain on sale of depreciated investment properties							6,749

Net loss available to common stockholders							$(18,550)

				Third Party
Nine Months Ended September 30, 2009	Office	Retail	Land	Management	Multi-Family	Other	Total
Net rental property revenues less rental property operating expenses	$44,083	$18,166	$—	$—	$—	$1,109	$63,358
Fee income, net of reimbursed expenses	—	—	397	8,267	—	4,825	13,489
Residential, multi-family, outparcel and other sales, net of cost of sales, including gain on sale of undepreciated investment properties	281	1,975	1,229	—	1,856	113	5,454
Other income	276	1,441	—	—	—	1,229	2,946
Gain on extinguishment of debt	—	—	—	—	—	12,498	12,498
General and administrative expenses	—	—	—	(6,207)	—	(25,433)	(31,640)
Interest expense	—	—	—	—	—	(31,783)	(31,783)
Depreciation and amortization of non-real estate assets	—	—	—	—	—	(2,739)	(2,739)
Other expenses	—	—	—	—	—	(7,701)	(7,701)
Impairment loss	—	—	—	—	(36,500)	(4,012)	(40,512)
Funds from operations from unconsolidated joint ventures	(13,542)	4,778	(3,810)	—	(118)	(167)	(12,859)
Impairment loss on investment in unconsolidated joint ventures	(17,993)	—	(27,000)	—	(6,065)	—	(51,058)
Income attributable to noncontrolling interests	—	—	—	—	—	(1,641)	(1,641)
Provision for income taxes from operations	—	—	—	—	—	(7,406)	(7,406)
Preferred stock dividends	—	—	—	—	—	(9,682)	(9,682)

Funds from operations available to common stockholders	$13,105	$26,360	$(29,184)	$2,060	$(40,827)	$(70,790)	(99,276)

Real estate depreciation and amortization, including Company’s share of joint ventures							(46,056)
Gain on sale of depreciated investment properties							167,502

Net income available to common stockholders							$22,170

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
     These amounts are shown in the segment tables above in the same “net” manner as shown to management. Certain adjustments are required to reconcile the above segment information to the Company’s consolidated revenues, including removing gains on sales of investment properties from revenues, as they are not presented within revenues on the Condensed Consolidated Statements of Operations. The following table reconciles information presented in the tables above to the Company’s total consolidated revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Reconciliation to Revenues on Condensed Consolidated Statements of Operations (in thousands):
Net rental property revenues less rental property operating expenses	$21,012	$21,233	$65,383	$63,358
Plus rental property operating expenses	15,276	16,617	45,172	47,260
Fee income, net of reimbursed expenses	5,168	5,531	13,710	13,489
Reimbursements of third-party and joint venture personnel included in fee income	3,522	3,979	11,531	12,237
Residential lot, multi-family unit, tract, and outparcel sales, net of cost of sales, including gain on sale of undepreciated investment properties	1,527	2,376	12,001	5,454
Loss (gain) on sale of undepreciated investment properties	1	(349)	(1,698)	(1,304)
Plus residential lot, multi-family unit, tract and outparcel cost of sales	5,739	8,351	29,188	13,289
Net rental property revenues less rental property operating expenses from discontinued operations	(33)	(1,645)	(3,558)	(5,226)
Other income	256	675	570	2,946
Other income from discontinued operations	(11)	—	(30)	(53)

Total consolidated revenues	$52,457	$56,768	$172,269	$151,450

10. PROPERTY TRANSACTIONS AND PRESENTATION
     In July 2010, the Company sold San Jose MarketCenter, a 213,000 square foot retail center in San Jose, California. The sales price was $85.0 million and a gain of $6.6 million was recognized in the third quarter of 2010. The results of the property’s operations for all periods presented and gain on sale are included in Discontinued Operations on the Condensed Consolidated Statements of Operations.
      In October 2010, the Company sold 8995 Westside Parkway, a 51,000 square foot office building in suburban Atlanta, Georgia. The sales price was $3.2 million and the gain is estimated to be approximately $700,000. The results of the property’s operations for all periods presented are included in Discontinued Operations on the Condensed Consolidated Statements of Operations. The assets of 8995 Westside Parkway are categorized as Operating Property Held for Sale on the September 30, 2010 Condensed Consolidated Balance Sheet.
     The components of Discontinued Operations for the three and nine months ended September 30, 2010 and 2009 are as follows ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Rental property revenues	$123	$2,430	$4,855	$7,842
Other income	11	—	30	53
Rental property operating expenses	(90)	(785)	(1,297)	(2,616)
Depreciation and amortization	(19)	(604)	(845)	(1,877)
Interest expense	—	—	—	(1,505)
Gain on sale of investment properties	6,572	7	6,572	153
Gain on extinguishment of debt	—	—	—	12,498

	$6,597	$1,048	$9,315	$14,548

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
     Cousins, CREC and their subsidiaries (collectively, the “Company”) develop, manage and own office, multi-family, retail, industrial and residential real estate projects. As of September 30, 2010, the Company’s portfolio of real estate assets consisted of interests in 7.5 million square feet of office space, 4.4 million square feet of retail space, 2.0 million square feet of industrial space, 26 for-sale residential units in two completed multi-family projects, interests in 24 residential communities in various stages of development, approximately 9,300 acres of strategically located land tracts held for investment or future development, and land holdings for development of single-family residential communities. The Company also provides leasing and/or management services for approximately 13.0 million square feet of office and retail space owned by third parties.
     The Company’s strategy is to produce stockholder returns by creating value through the development, redevelopment, leasing, management, and sale of high quality, well-located office, retail, multi-family and residential properties. The Company has developed a substantial portion of the operating properties it owns. A key element in the Company’s strategy is to actively manage its portfolio of investment properties and, at the appropriate times, to engage in timely and strategic recycling of its capital by strategic sales of assets, obtaining non-recourse mortgage notes on selected assets or through contributions to ventures in which the Company retains an ownership interest. These transactions seek to maximize the value of the assets the Company has created, generate capital for additional development properties and return a portion of the value created to the Company’s stockholders.
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
Highlights for the quarter ended September 30, 2010 included the following:
•	Sold San Jose MarketCenter, a 213,000-square-foot power center located in San Jose, California, for $85 million, generating a net gain of $6.6 million.

•	Obtained a new 10-year, $27 million mortgage loan with an interest rate of 6% secured by Meridian Mark Plaza, a 160,000-square-foot medical office building in Atlanta, and repaid a $22 million loan scheduled to mature in September 2010 with an interest rate of 8.27%.

•	Repaid the Company’s $100 million Term Facility and eliminated the interest rate swap associated with the term loan for a cost of approximately $9.2 million. Repayment of this loan correspondingly increased the Company’s borrowing capacity under its Credit Facility.

•	Executed or renewed leases covering 487,000 square feet of office space and 158,000 square feet of retail space.

Highlights subsequent to quarter-end included the following:
•	Sold 8995 Westside Parkway, a 51,000-square-foot office building in Atlanta, Georgia, for $3.2 million, generating an estimated gain of approximately $700,000.
•	Received a $1.1 million payment from the Company’s partner in the Oklahoma City predevelopment project representing a partial recovery of amounts previously written off.
Results of Operations:
     Rental Property Revenues. Rental property revenues were relatively constant between the three month 2010 and 2009 periods and increased approximately $1.6 million (2%) in the nine month 2010 period compared to the same 2009 period, due to the following:
•	Increase of $423,000 and $3.9 million in the three and nine month 2010 periods, respectively, related to 191 Peachtree Tower, where average economic occupancy for the nine month periods increased from 57% in 2009 to 73% in 2010;
•	Increase of $458,000 and $1.4 million in the three and nine month 2010 periods, respectively, from The Avenue Forsyth, where average economic occupancy for the nine month periods increased from 58% in 2009 to 69% in 2010;
•	Decrease of $653,000 and $2.4 million in the three and nine month 2010 periods, respectively, from the American Cancer Society Center (the “ACS Center”), where average economic occupancy for the nine month periods decreased from 97% in 2009 to 85% in 2010. This decrease is mainly the result of the expiration of the AT&T lease in the third quarter of 2009;
•	Decrease of $395,000 and $911,000 in the three and nine month 2010 periods from Terminus 100 due to a decrease in revenues from retail tenants at this property, a decrease in parking revenues and an adjustment to tenant recovery revenues as certain operating expenses decreased or were adjusted from the prior year and the resulting savings get passed back to the tenants; and
•	Decrease of $612,000 in the nine month 2010 period related to The Avenue Carriage Crossing due to a decrease in revenues associated with an anticipated reduction in real estate tax expense for 2010, which decreases the recovery of amounts billed back to tenants. The results for the three month periods did not change significantly between years.
     Rental Property Operating Expenses. Rental property operating expenses decreased approximately $1.3 million (8%) in the three month 2010 period compared to the same 2009 period and decreased $2.1 million (4%) in the nine month 2010 period compared to the same 2009 period, due to the following:
•	Decrease of $552,000 in the three month 2010 period at Terminus 100 from the receipt of a refund of prior year real estate taxes in the 2010 period and a decrease in bad debt expense in the 2010 period compared to 2009. Decrease of $457,000 in the nine month 2010 period, due to the real estate tax refund along with prior year operating expense adjustments made in the 2009 period. These decreases were partially offset by an increase in bad debt expense in the nine month 2010 period;
•	Decrease of $614,000 and $766,000 in the three and nine month 2010 periods, respectively, at The Avenue Webb Gin and The Avenue Forsyth mainly due to decreases in bad debt expense and real estate tax expense; and

•	Decrease of $502,000 and $1.2 million in the three and nine month 2010 periods, respectively, from The Avenue Carriage Crossing due to a lower accrual for 2010 taxes based on an anticipated reduction in real estate tax expense mentioned above and a reduction in insurance and other operating expenses.

     Fee Income. The Company generates fee income through management, development and leasing of property, which the Company performs for both third-party property owners and joint ventures in which the Company has an ownership interest. These amounts vary between quarters and are based on the number of contracts with these entities and the development and leasing needs at the underlying properties. Amounts could vary in future periods based on the volume and composition of activities at the underlying properties. Total fee income decreased $820,000 (9%) and $485,000 (2%) between the three and nine month 2010 and 2009 periods, respectively, due to a decrease in fees from property management contracts, partially offset by an increase in leasing commission income from joint ventures.
     Multi-family Residential Sales and Cost of Sales. Multi-family residential unit sales and cost of sales decreased approximately $2.6 million (28%) and $2.2 million (30%), respectively, between the three month 2010 and 2009 periods. Multi-family residential sales and cost of sales increased approximately $14.3 million and $10.7 million, respectively, between the nine month 2010 and 2009 periods. Closings at the Company’s projects are detailed as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
10 Terminus Place	18	5	59	7
60 North Market	—	1	2	1
The Brownstones at Habersham	—	14	—	14

	18	20	61	22

     The change in multi-family residential unit sales and cost of sales is partially due to the number of units sold during the periods and partially due to fluctuations in selling prices and gross profit percentages used to calculate the cost of sales for various units.
     Residential Lot and Outparcel Sales and Cost of Sales. Residential lot and outparcel sales and cost of sales decreased $520,000 and $430,000 between the three month 2010 and 2009 periods, respectively. Residential lot and outparcel sales and cost of sales increased $7.7 million and $5.2 million between the nine month 2010 and 2009 periods, respectively.
     Residential Lot Sales and Cost of Sales — The Company’s residential lot business consists of projects that are consolidated, for which income is recorded in the residential lot and outparcel sales and cost of sales line items, and projects that are owned through joint ventures where the Company is a 50% partner in Temco Associates LLC (“Temco”) and CL Realty, L.L.C. (“CL Realty”), for which income is recorded in income from unconsolidated joint ventures. Lot sales for the three and nine month periods were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Consolidated projects	4	1	11	8
Temco	1	—	2	—
CL Realty	74	29	238	95

	79	30	251	103

     Residential lot sales and cost of sales increased $580,000 and $499,000, respectively, between the three month 2010 and 2009 periods for consolidated projects, which vary based on the numbers of lots sold and the price points and gross profit percentages at the various projects. See the Income from Unconsolidated Joint Ventures section for the CL Realty and Temco discussion.

     Outparcel Sales and Cost of Sales — Outparcel sales and cost of sales decreased $1.1 million and $929,000, respectively, between the three month 2010 and 2009 periods. There were no outparcel sales in the three month 2010 period compared to one outparcel sale in the 2009 three month period. Outparcel sales and costs of sales increased $7.8 million and $5.0 million between the nine month 2010 and 2009 periods, respectively. There were eight outparcel sales in the nine month 2010 period, compared to three outparcel sales in the same 2009 period.
     Other Income. Other income decreased $430,000 and $2.4 million between the three month and nine month 2010 and 2009 periods, respectively. Termination fees decreased by $235,000 and $1.7 million between the three and nine month 2010 and 2009 periods, respectively, due to a higher number of tenants at several retail centers ending their leases in early 2009 compared to a smaller number in 2010. In addition, interest income declined $612,000 in the nine month 2010 period compared to the same 2009 period, mainly due to a reduction in notes receivable outstanding between the nine month periods, although amounts were relatively constant between the three month periods.
     General and Administrative Expense, Separation Expense and Reimbursements (“G&A”). G&A expense decreased $2.1 million (15%) and $5.4 million (12%) between the three and nine month 2010 and 2009 periods, respectively, primarily as a result of the following:
•	Salaries and related benefits, excluding stock-based compensation, increased $568,000 between the three month 2010 and 2009 periods. The number of employees remained relatively flat between the periods, but bonus expense increased. Salaries and benefits decreased $932,000 during the nine month periods due to a reduction in force that occurred during 2009;
•	Decrease of $520,000 and $288,000 in employee leasing commissions in the three and nine month 2010 periods, respectively, compared to the same 2009 periods due to a decrease in leasing activity in the Company’s third party management segment;
•	Decrease of $48,000 and $590,000 in the three and nine month 2010 periods, respectively, in stock-based compensation expense, due in part to a decrease in the stock price between September 30, 2009 and September 30, 2010, as several types of stock-based compensation are expensed using the Company’s common stock price. This decrease was partially offset by an increase in the number of grants outstanding;
•	Decrease of $108,000 and $364,000 in the three and nine month 2010 periods, respectively, related to corporate airplane costs, as the Company’s airplane was sold in 2009;
•	Decrease in professional fee expense of $155,000 and $264,000 in the three and nine month 2010 periods, respectively, as the Company incurred lower legal costs in the first nine months of 2010;
•	Decrease in marketing and advertising expense of $127,000 and $284,000 in the three and nine month 2010 periods, respectively, mainly due to decreased costs at certain of the Company’s residential developments;

•	Increase of $398,000 in capitalization of personnel costs, which decreases general and administrative expenses, in the three month 2010 period mainly due to internal costs related to successful leases from higher leasing activity. For the nine month periods, capitalized personnel costs decreased $1.6 million, as the level of development and predevelopment projects declined between the periods;
•	Decrease in separation expenses of $522,000 and $2.8 million for the three and nine month 2010 periods, respectively, mainly due to the separation costs associated with the retirement of the Company’s former chief executive officer in July 2009; and
•	Decrease of $457,000 and $706,000 in reimbursed salaries and expenses, as the average square footage of third party managed properties has decreased between the 2010 and 2009 periods.

     Depreciation and Amortization. Depreciation and amortization increased approximately $713,000 (5%) and $1.2 million (3%) in the three and nine month 2010 periods, respectively, compared to the same 2009 periods, primarily as a result of the following:
•	Increase of $374,000 and $1.8 million in the three and nine month 2010 periods, respectively, related to higher tenant improvement amortization from increased occupancy at 191 Peachtree Tower;
•	Increase of $675,000 and $1.2 million in the three and nine month 2010 periods, respectively, at The Avenue Forsyth due to an increase in occupancy. Additionally, depreciation expense for the three month 2010 period increased compared to the same 2009 period due to the write off of tenant assets for tenants who terminated their leases during 2010, which were prior to the originally scheduled end date;
•	Increase of $672,000 in the nine month 2010 period at The Avenue Webb Gin due to accelerated amortization in 2010 of assets for tenants who terminated their leases prior to the originally scheduled end date;
•	Decrease of $1.4 million for the nine month 2010 period related to Terminus 100. In 2009, the amortization of certain tenant assets was accelerated due to reductions in space or early termination of leases, with no corresponding significant adjustments in the 2010 periods;
•	Decrease of $159,000 and $655,000 in the three and nine month 2010 periods, respectively, due to the sale of the Company’s airplane in 2009; and
•	Decrease of $232,000 and $597,000 in the three and nine month 2010 periods, respectively, due to reduction in depreciation of furniture, fixtures and equipment for the corporate offices from fewer staff and less office space, as well as fully amortized equipment.
     Interest Expense. Interest expense decreased $2.1 million (19%) and $1.5 million (5%) in the three and nine month 2010 periods, respectively, compared to the same 2009 periods, due to the following:
•	Lower average borrowings and a lower average interest rate on the Credit Facility in 2010 compared to 2009;
•	Repayment of the Term Facility in July 2010;
•	Repayment of the 8.39% Meridian Mark Plaza note payable in July 2010. The Company entered into a new note payable secured by Meridian Mark Plaza at an interest rate of 6%; and
•	Decrease in capitalized interest of $599,000 and $3.7 million for the three and nine month 2010 periods, respectively, when compared to the same 2009 periods due to a decrease in projects under development in the 2010 period, which partially offset the decrease in interest expense.
     Impairment Loss. The impairment loss of $586,000 for the nine month 2010 period relates to a charge taken on the Company’s 60 North Market condominium project. The Company revised its estimates of sales timing and pricing for its remaining retail units in the second quarter 2010, resulting in the impairment loss. In the second quarter of 2009, the Company recorded an impairment loss of $34.9 million on its 10 Terminus Place condominium project. A loss of $1.6 million on a mezzanine note receivable was also recognized in the second quarter 2009, related to a project that was foreclosed upon in the third quarter of 2009. An impairment of approximately $4.0 million was also recognized in the third quarter 2009 to reflect the Company’s airplane at fair value. The airplane was sold in the fourth quarter of 2009. There were no impairments booked in the third quarter 2010.
     Other Expense. Other expense decreased $759,000 (44%) and $2.2 million (29%) between the three and nine month 2010 periods, respectively, compared to the same 2009 periods. Both the three and nine month 2010 periods had reduced funding costs for completed condominium projects. As units are sold, the percentage of costs the Company has to fund declines. In addition, two predevelopment projects totaling $4.1 million were written off in the nine month 2009 period, and one predevelopment project of $1.9 million was written off in the nine month 2010 period.
     Loss on Extinguishment of Debt. In conjunction with the payoff of the Term Facility in the third quarter 2010, the Company terminated the interest rate swap hedging this variable rate facility, and the Company paid the counterparty to the swap agreement $9.2 million. Also in 2010, the Company modified its Credit and Term Facilities and charged a portion of the unamortized loan closing costs to expense as a result of the modification.
     Benefit (Provision) for Income Taxes from Operations. Income tax expense decreased $8.5 million in the nine month 2010 period when compared to the same 2009 period. In 2009, the Company recorded a valuation allowance against the current year’s income tax benefit and also against the full balance of the deferred tax asset that was generated in earlier periods as the Company was unable to predict with certainty whether the deferred tax asset and current year benefits would ultimately be realized. The Company is currently continuing to recognize no current benefit due to the ongoing uncertainty of realization. Therefore, no benefit was recognized during the nine month 2010 period for third quarter 2010 period CREC operating losses. In the fourth quarter of 2009, Congress changed tax laws which allowed the Company to carry back operating losses to profitable years. As a result, the Company recognized a benefit of $3.1 million in the fourth quarter of 2009, and recognized an additional benefit of $1.1 million in the first quarter of 2010.
     Income from Unconsolidated Joint Ventures. Income from unconsolidated joint ventures increased $45.0 million and $77.9 million in the three and nine month 2010 periods compared to the 2009 periods due to the following (all amounts discussed are at the Company level):
•	Income related to the CL Realty joint venture increased $573,000 and $24.6 million in the three and nine month 2010 periods, respectively, compared to the same 2009 periods. Income increased in both the three and nine month periods due to an increase in lot sales in 2010 and increase in income recognized from the sale of mineral deposits and oil and gas reserves on its land. The income further increased in the nine month 2010 period as CL Realty recognized an impairment on one of its residential projects in the second quarter of 2009, the Company’s share of which was $2.6 million. In addition, the Company impaired its investment in the joint venture by $20.3 million in the second quarter of 2009;

•	Increase of $38.9 million in both the three and nine month 2010 periods from Terminus 200, LLC (“T200”). T200 was a 50-50 joint venture which, in August 2009, substantially completed the development of a 566,000-square-foot office building in Atlanta, Georgia. The venture recorded an impairment loss in the third quarter of 2009, the Company’s share of which was $20.9 million. The Company guaranteed the T200 construction loan up to $17.25 million, determined that it was probable that it would be required to fund this guarantee in accordance with ASC 450-10, and accrued its obligation under this guarantee in the third quarter of 2009. In the second quarter of 2010, the Company paid this guarantee, and the Company and Morgan Stanley entered into a new venture, whereby T200 conveyed the building to the new venture.
•	Increase in income from Temco Associates of $536,000 and $8.1 million in the three and nine month 2010 periods, respectively, compared to the same 2009 periods. In the third quarter of 2009, Temco recorded an impairment charge on one of its assets, the Company’s share of which was $631,000. An additional impairment charge of $6.7 million on the Company’s investment in Temco was recognized in the second quarter of 2009. No impairments were recognized in 2010. In addition, Temco received letter of credit proceeds in 2010, which also increased income from the venture between the years; and
•	Increase in income of $5.0 million and $6.2 million in the three and nine month 2010 periods, respectively, compared to 2009 from the Glenmore Garden Villas (“Glenmore”) joint venture. This increase is a result of two impairment charges taken on the Company’s investment in Glenmore in 2009. The second charge of $4.9 million was recorded in the third quarter of 2009. The assets of Glenmore were sold in early 2010.
     Gain on Sale of Investment Properties. Gain on sale of investment properties decreased $166.8 million between the nine month 2010 and 2009 periods (there was no significant fluctuation for the three month periods). The decrease is attributable to the recognition in the first quarter 2009 of $167.2 million in deferred gain related to the 2006 venture formation with Prudential. The gain was triggered by a distribution of cash from the venture to the partners.
     Discontinued Operations. In the third quarter of 2010, the Company sold San Jose MarketCenter, a 213,000-square-foot retail center in San Jose, California, for a gain of approximately $6.6 million. Accordingly, the results of operations for all periods presented were reflected in Discontinued Operations on the accompanying Condensed Consolidated Statements of Operations. Included in the results is a gain on extinguishment of debt, which was recognized in the second quarter of 2009. The Company satisfied the San Jose MarketCenter mortgage note payable at a discount from the carrying amount in 2009, and the difference in the payment and the carrying amount of the note was recognized as a gain.
     In the third quarter 2010, 8995 Westside Parkway, a 51,000-square-foot office building in suburban Atlanta, Georgia, met the requirements under accounting rules of a held-for-sale property. Consequently, the results of operations for all periods presented were reflected in Discontinued Operations in the accompanying Condensed Consolidated Statements of Operations. The Company sold the building in October 2010 for $3.2 million. A gain of approximately $700,000 is anticipated to be recognized in the fourth quarter of 2010.
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
     FFO is used by industry analysts and investors as a supplemental measure of an equity REIT’s operating performance. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, many industry investors and analysts have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. Thus, NAREIT created FFO as a supplemental measure of REIT operating performance that excludes historical cost depreciation, among other items, from GAAP net income. Management believes the use of FFO, combined with the required primary GAAP presentations, has been fundamentally beneficial, improving the understanding of operating results of REITs among the investing public and making comparisons of REIT operating results more meaningful. Company management evaluates operating performance in part based on FFO. Additionally, the Company uses FFO and FFO per share, along with other measures, to assess performance in connection with evaluating and granting incentive compensation to its officers and other key employees. The reconciliation of net income (loss) available to common stockholders to FFO is as follows for the three and nine months ended September 30, 2010 and 2009 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net Income (Loss) Available to Common Stockholders	$(8,382)	$(57,088)	$(18,550)	$22,170
Depreciation and amortization:
Consolidated properties	13,977	13,264	41,610	40,428
Discontinued properties	19	604	845	1,877
Share of unconsolidated joint ventures	2,350	2,192	7,097	6,524
Depreciation of furniture, fixtures and equipment:
Consolidated properties	(441)	(829)	(1,470)	(2,727)
Discontinued properties	—	(4)	(5)	(12)
Share of unconsolidated joint ventures	(6)	(10)	(17)	(34)
Gain on sale of investment properties:
Consolidated	(58)	(406)	(1,875)	(168,641)
Discontinued properties	(6,572)	(7)	(6,572)	(153)
Share of unconsolidated joint ventures	—	—	—	(12)
Gain on sale of undepreciated investment properties	(1)	349	1,698	1,304

Funds From Operations Available to Common Stockholders	$886	$(41,935)	$22,761	$(99,276)

Per Common Share — Basic and Diluted:

Net Income (Loss) Available	$(0.08)	$(0.96)	$(0.18)	$0.41

Funds From Operations	$0.01	$(0.71)	$0.23	$(1.83)

Weighted Average Shares — Basic and Diluted	101,893	59,403	100,995	54,152

Liquidity and Capital Resources:
Our primary liquidity sources are:
•	Cash from operations;
•	Borrowings under our Credit Facility;
•	Non-recourse mortgage notes payable on selected assets;
•	Proceeds from equity offerings;
•	Joint venture formations; and
•	Strategic sales of assets.
Our primary liquidity uses are:
•	Property operations and corporate expenses;
•	Expenditures on predevelopment and development projects;
•	Payments of tenant improvements and other leasing costs;
•	Principal and interest payments on debt obligations;
•	Dividends to common and preferred stockholders; and
•	Property acquisitions.
Financial Condition.
     The Company has taken steps in the last 12 months to improve its financial position by reducing its leverage, extending maturities and modifying credit agreements to reduce overall financial exposure. In the second quarter of 2010, the Company restructured its interest in the Terminus 200 building by bringing in a new partner who contributed capital and by modifying and extending the loan to allow more time and capacity to lease the building. The Company also modified the CF Murfreesboro Associates loan, scheduled to mature in July 2010, to, among other things, extend the maturity date to July 2013. In the third quarter of 2010, the Company replaced the $22 million Meridian Mark Plaza loan, originally scheduled to mature in September 2010, with a $27 million loan that matures in 2020 and carries an interest rate of 6%, which is 227 basis points below the previous loan. Also in the third quarter, the Company sold San Jose MarketCenter and repaid its Term Facility, and incurred a termination penalty on the related interest rate swap as a result.
     The Company expects to fund its commitments over the next 12 months with one or more of the liquidity sources described above. The tightening of the credit markets, combined with the overall economic downturn in the last several years, has made obtaining some forms of these sources of capital more difficult. The conditions that have led to the tightening credit markets have also led to a decline in new development opportunities for the Company. Therefore, while the sources of funds have become more limited than they were in recent years, the Company’s capital needs, particularly related to new development, have also decreased. The Company did not commence any new development or predevelopment projects in the nine months ended September 30, 2010, and currently anticipates that there will be limited development activity for the remainder of 2010 and early 2011.
     At September 30, 2010, the Company was subject to the following contractual obligations and commitments (in thousands):

		Less than			After
	Total	1 Year	1-3 Years	4-5 Years	5 years
Contractual Obligations:
Company long-term debt:
Unsecured notes payable	$69,771	$171	$69,600	$—	$—
Mortgage notes payable	444,592	18,157	252,143	5,239	169,053
Interest commitments under notes payable (1)	110,579	30,001	35,457	21,915	23,206
Ground leases	14,993	98	204	214	14,477
Other operating leases	1,973	637	923	318	95

Total contractual obligations	$641,908	$49,064	$358,327	$27,686	$206,831

Commitments:
Letters of credit	$3,129	$3,105	$24	$—	$—
Performance bonds	3,386	3,345	41	—	—
Unfunded tenant improvements and other	19,209	19,209	—	—	—

Total commitments	$25,724	$25,659	$65	$—	$—

(1)	Interest on variable rate obligations is based on rates effective as of September 30, 2010, including the effect of interest rate swaps.
     In addition, the Company has several standing or renewable service contracts mainly related to the operation of our buildings. These contracts are in the ordinary course of business and are generally one year or less. These contracts are not included in the above table and are usually reimbursed in whole or in part by our tenants.
Credit Facility Amendment
     In February 2010, the Company entered into a First Amendment (the “Amendment”) of its Credit and Term Facilities with Bank of America and the other participating banks. The Amendment reduced the amount available under the Credit Facility from $500 million to $250 million. The amount available under the Term Facility remained at $100 million. The Amendment provided that if the Term Facility was repaid prior to the maturity of the Credit Facility, the availability under the Credit Facility would increase correspondingly, allowing a total availability under the combined Facilities of $350 million. The maturity date of the Credit Facility is August 29, 2011. The Credit Facility can be extended for one year with the payment of a fee, unless there is an event of default. The above table shows a maturity date assuming the option to extend is invoked.

     Amounts outstanding under the Facilities accrue interest at LIBOR plus a spread. The Amendment changed the spread for the Credit and Term Facilities, as detailed below:

	Credit and Term
	Facilities	Credit Facility	Term Facility
	Applicable Spread -	Applicable Spread -	Applicable Spread -
Leverage Ratio	As Amended	Before Amendment	Before Amendment
≤ 35%	1.75%	0.75%	0.70%
>35% but ≤ 45%	2.00%	0.85%	0.80%
>45% but ≤ 50%	2.25%	0.95%	0.90%
>50% but ≤ 55’%	2.25%	1.10%	1.05%
>55%	N/A	1.25%	1.20%
     Certain covenants changed under the Amendment. Specifically, the minimum Consolidated Fixed Charge Coverage Ratio, as defined, decreased from 1.50 to 1.30. Other covenants and fees were also amended. The Company incurred an administrative fee of approximately $1.6 million related to the Amendment and expensed unamortized deferred loan costs related to the previous facility of $592,000. The Company is currently in compliance with its financial covenants.
     In July 2010, the Company paid the outstanding balance of the Term Facility in full. Therefore, the amount available under the Credit Facility increased $100 million to $350 million. In conjunction with the payoff, the interest rate swap against the Term Facility was terminated, and the Company paid the counterparty to the swap agreement $9.2 million as a result. The fee related to this payment was recognized as an expense in the third quarter of 2010.
     As of September 30, 2010, the Company had $69.6 million drawn on its Credit Facility. The amount available under the Credit Facility is reduced by outstanding letters of credit, which were $3.1 million at September 30, 2010. As of September 30, 2010, the spread over LIBOR for the Credit Facility was 2.0%.
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

During both the nine month periods ended September 30, 2010 and 2009, there was no ineffectiveness under any of the Company’s interest rate swaps. The Company calculates the fair value of its interest rate swaps as of the end of each reporting period by obtaining a third party valuation utilizing estimated future LIBOR rates. The fair value calculation for the swaps is deemed to be a Level 2 calculation under the guidelines as set forth in ASC 820. The fair values of the interest rate swap agreements were recorded in accounts payable and accrued liabilities and other comprehensive loss on the Condensed Consolidated Balance Sheets, detailed as follows (in thousands):

		Floating Rate,
		LIBOR-based
	Term Loan	Borrowings	Total
Balance, December 31, 2009	$8,662	$855	$9,517
Termination of swap	(9,235)	$—	(9,235)
Change in fair value	573	(761)	(188)

Balance, September 30, 2010	$—	$94	$94

     Additional Financial Condition Information
     The real estate and other assets of the ACS Center are restricted under the ACS Center mortgage note agreement in that they are not available to settle debts of the Company. However, provided that the ACS Center loan has not incurred any uncured event of default, as defined in the loan agreement, the cash flows from the ACS Center, after payments of debt service, operating expenses and reserves, are available for distribution to the Company.
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
     As of September 30, 2010, the weighted average interest rate on the Company’s consolidated debt was 5.91%.
     The Company may also generate capital through the issuance of securities that includes common or preferred stock, warrants, debt securities or depositary shares. In March 2010, the Company filed a shelf registration statement to allow for the issuance of up to $500 million of such securities, of which $488 million remains to be drawn as of September 30, 2010.
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
Cash Flows.
     Cash Flows from Operating Activities. Cash flows from operating activities increased approximately $30.0 million between the nine month 2010 period and the corresponding 2009 period due to the following:
•	Increase of $14.5 million in net proceeds from multi-family residential unit sales due to an increase in condominium sales at 10 Terminus Place;
•	Increase of $7.0 million in net proceeds from residential lot and outparcel sales due to an increase in the number of outparcels sold in the 2010 period;
•	Increase of $2.7 million from the collection of an income tax receivable in the 2010 period;
•	Decrease in cash paid for interest of $9.2 million due to a decrease in average borrowings and average interest rates between the 2010 and 2009 periods;

•	Decrease of $4.5 million in residential lot, outparcel and multi-family acquisition and development expenditures due to a decrease in development activities; and
•	Offsetting these inflows was the payment of a $9.2 million fee for the interest rate swap termination.
     Cash Flows from Investing Activities. Net cash from investing activities increased approximately $75.5 million between the nine month 2010 period and the corresponding 2009 period due to the following:
•	Proceeds from property sales increased $96.2 million from the sale of San Jose MarketCenter and an increase in tract sales from the 2009 period;
•	Property acquisition and development expenditures decreased $13.3 million, as the Company currently does not have any significant projects under development;
•	Investment in joint ventures increased between the 2010 and 2009 periods. In 2010, the Company contributed approximately $4.0 million to the CP Venture IV entities to pay its share of the maturing mortgage note payable and contributed approximately $2.9 million to form the MSREF/Terminus 200 LLC venture;
•	Cash flows from investing activities decreased as a result of the payment of a debt guarantee of $17.25 million in 2010, as a result of the restructuring of the Company’s Terminus 200 LLC joint venture; and
•	Restricted cash increased $12.8 million, mainly related to required reserves for tenant improvements that will be due for a lease signed at the ACS Center. Amounts are required to be set aside for this under the ACS Center loan.
     Cash Flows from Financing Activities. Net cash used in financing activities increased approximately $142.4 million between the nine month 2010 period and the corresponding 2009 period due to the following:
•	Common stock issued, net of expenses, decreased $318.4 million due to the issuance of 46 million shares in the third quarter of 2009;
•	Repayment of notes payable decreased $42.8 million in the 2010 period due to repayment of the mortgage note at Meridian Mark Plaza for $22.0 million and the payment of the $8.7 million Glenmore Garden Villas note in conjunction with the sale of that property compared to the 2009 repayments of the San Jose MarketCenter note for $70.3 million and the Brownstones at Habersham note for $3.2 million;

•	Net borrowings under the Credit and Term Facilities decreased $90.6 million in the 2010 period from the nine month 2009 period. During the first nine months of 2009, the Company repaid $248 million under these facilities with proceeds from the September 2009 stock issuance. During 2009, the Company had net borrowings of $87 million to fund development and to repay the San Jose MarketCenter mortgage note. During the nine month 2010 period, the Company repaid the $100 million Term Facility mainly using the proceeds from the sale of San Jose MarketCenter, offset by additional borrowings to pay the fee on the interest rate swap termination and the payment of the Terminus 200 LLC debt guarantee;
•	Proceeds from other notes payable increased $27.0 million due to the issuance of a new mortgage note at Meridian Mark Plaza;

•	Payments of loan issuance costs increased $2.0 million in the 2010 period due to the payment of an administrative fee of approximately $1.6 million related to the amendment of the Company’s Credit Facility and loan issuance costs related to the new Meridian Mark Plaza note;
•	Cash common dividends paid decreased $10.6 million due partially to a reduction in the quarterly dividend per share to $0.09 for 2010 compared to $0.25 per share for the first and second quarters of 2009 and $0.15 per share for the third quarter of 2009. Additionally, the Company paid its dividends in cash in the first quarter of 2009, while each quarter since then through the third quarter of 2010 has been paid in a combination of cash and stock; and
•	Distributions to noncontrolling interests decreased $4.8 million from the 2009 to the 2010 period primarily due to a distribution of $4.6 million in the 2009 period to the partner in the Company’s CP Venture Six joint venture.
     Dividends. During the nine months ended September 30, 2010, the Company paid cash common and preferred dividends of $18.8 million, which it funded with cash provided by operating activities. During the 2009 period, the Company paid cash common and preferred dividends of $29.4 million which it funded with cash provided by operating activities. The Company intends to fund the cash portion of its quarterly distributions to common and preferred stockholders with cash provided by operating activities, as well as proceeds from investment property sales, distributions from unconsolidated joint ventures, and indebtedness, if necessary. The Company began paying its quarterly common stock dividends in a combination of cash and stock in the second quarter of 2009, and has continued to pay the quarterly dividends in this manner in all subsequent quarters. The Company’s Board of Directors declared the fourth quarter dividend of $0.09 per share in October 2010, which is anticipated to be paid in a combination of cash and stock in December 2010, and will reduce the amount available under the shelf registration discussed above. Future dividends may continue to be paid with a combination of cash and stock.
Off Balance Sheet Arrangements
     The Company has a number of off balance sheet joint ventures with varying structures. At September 30, 2010, the Company’s unconsolidated joint ventures had aggregate outstanding indebtedness to third parties of approximately $330.1 million, of which the Company’s share was

$152.4 million. The unconsolidated joint ventures also had performance bonds, which the Company guarantees, totaling approximately $1.3 million, as of September 30, 2010. The loans are generally mortgage or construction loans, most of which are non-recourse to the Company, although in certain instances, the Company provides “non-recourse carve-out guarantees” on these non-recourse loans. The Company guarantees $26.2 million of the CF Murfreesboro Associates’ construction loan.
     Several of these ventures are involved in the acquisition and development of real estate. As capital is required to fund the acquisition and development of this real estate, the Company must fund its share of the costs not funded by operations or outside financing. The Company does not currently have any active development projects, although there are potential projects in predevelopment. The Company also estimates there will be further development expenditures at certain of its residential joint ventures. Based on the nature and timing of activities conducted in these ventures, management cannot estimate with any degree of accuracy amounts that the Company may be required to fund in the short or long-term. However, management does not believe that additional funding of these ventures will have a material adverse effect on its financial condition or results of operations.
Critical Accounting Policies
     There have been no material changes in the Company’s critical accounting policies from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
     There have been no material changes in the market risk associated with the Company’s notes payable at September 30, 2010 compared to that as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following table contains information about the Company’s purchases of its equity securities during the third quarter of 2010:

	COMMON STOCK
	TOTAL PURCHASES (1)		PURCHASES INSIDE PLAN
			Total Number of	Maximum Number of
			Shares Purchased as	Shares That May Yet
	Total Number of	Average Price Paid	Part of Publicly	Be Purchased Under
	Shares Purchased	per Share	Announced Plan (2)	Plan (2)
July 1 - 31	—	$—	—	4,121,500
August 1 - 31	—	—	—	4,121,500
September 1 - 30	—	—	—	4,121,500

	—	$—	—	4,121,500

	PREFERRED STOCK
	TOTAL PURCHASES		PURCHASES INSIDE PLAN
			Total Number of	Maximum Number of
			Shares Purchased as	Shares That May Yet
	Total Number of	Average Price Paid	Part of Publicly	Be Purchased Under
	Shares Purchased	per Share	Announced Plan (3)	Plan (3)
July 1 - 31	—	$—	—	6,784,090
August 1 - 31	—	—	—	6,784,090
September 1 - 30	—	—	—	6,784,090

	—	$—	—	6,784,090

(1)	The purchases of equity securities generally relate to shares remitted by employees as payment for option exercises or income taxes due. There was no activity for the third quarter of 2010.

(2)	On May 9, 2006, the Board of Directors of the Company authorized a stock repurchase plan of up to 5,000,000 shares of the Company’s common stock. On November 18, 2008, the expiration of this plan was extended to May 9, 2011. The Company has purchased 878,500 common shares under this plan, and no purchases occurred during the third quarter of 2010.

(3)	On November 10, 2008, the stock repurchase plan was also expanded to include authorization to repurchase up to $20 million of preferred shares. This program was expanded on November 18, 2008, to include all 4,000,000 shares of both the Company’s Series A and B Preferred stock. The Company has purchased 1,215,910 preferred shares under this plan, and no purchases occurred in the third quarter of 2010.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. (Removed and Reserved)
Item 5. Other Information
     None.
Item 6. Exhibits

3.1	Restated and Amended Articles of Incorporation of the Registrant, as amended August 9, 1999, filed as Exhibit 3.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference.

3.1.1	Articles of Amendment to Restated and Amended Articles of Incorporation of the Registrant, as amended July 22, 2003, filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on July 23, 2003, and incorporated herein by reference.

3.1.2	Articles of Amendment to Restated and Amended Articles of Incorporation of the Registrant, as amended December 15, 2004, filed as Exhibit 3(a)(i) to the Registrant’s Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.

3.1.3	Articles of Amendment to Restated and Amended Articles of Incorporation of the Registrant, as amended May 4, 2010, filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed May 10, 2010, and incorporated herein by reference.

3.2	Bylaws of the Registrant, as amended and restated June 6, 2009, filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 8, 2009, and incorporated herein by reference.

10.1^	Retirement and Consulting Agreement and General Release with James A. Fleming dated August 9, 2010 filed as Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2010, and incorporated herein by reference.

11	Computation of Per Share Earnings*

31.1†	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Data required by ASC 260, “Earnings Per Share,” is provided in Note 3 to the Condensed Consolidated financial statements included in this report.

^	Indicates a management contract or compensatory plan or arrangement.

†	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COUSINS PROPERTIES INCORPORATED
/s/ James A. Fleming
James A. Fleming
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

November 8, 2010