Form 10-K
period 2010-12-31
COUSINS PROPERTIES INC
filed 2011-02-28
CIK 25232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to
Commission file number 001-11312
COUSINS PROPERTIES INCORPORATED
(Exact name of registrant as specified in its charter)

Georgia (State or other jurisdiction of incorporation or organization)	58-0869052 (I.R.S. Employer Identification No.)

191 Peachtree Street NE, Suite 500, Atlanta, Georgia (Address of principal executive offices)	30303-1740 (Zip Code)
(404) 407-1000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of Exchange on which registered

Common Stock ($1 par value)	New York Stock Exchange

7.75% Series A Cumulative Redeemable Preferred Stock ($1 par value)	New York Stock Exchange

7.50% Series B Cumulative Redeemable Preferred Stock ($1 par value)	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of June 30, 2010, the aggregate market value of the common stock of Cousins Properties Incorporated held by non-affiliates was $593,746,523 based on the closing sales price as reported on the New York Stock Exchange. As of February 24, 2011, 103,635,494 shares of common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Registrant’s proxy statement for the annual stockholders meeting to be held on May 3, 2011 are incorporated by reference into Part III of this Form 10-K.

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
          The forward-looking statements are based upon management’s beliefs, assumptions and expectations of the Company’s future performance, taking into account information currently available. These beliefs, assumptions and expectations may change as a result of many possible events or factors, not all of which are known. If a change occurs, the Company’s business, financial condition, liquidity and results of operations may vary materially from those expressed in forward-looking statements. Actual results may vary from forward-looking statements due to, but not limited to, the following:
•	availability and terms of capital and financing, both to fund operations and to refinance indebtedness as it matures;

•	risks and uncertainties related to national and local economic conditions, the real estate industry in general and in specific markets, and the commercial, residential and condominium markets in particular;

•	continued adverse market and economic conditions requiring the recognition of additional impairment losses;

•	leasing risks, including an inability to obtain new tenants or renew tenants on favorable terms, or at all, upon the expiration of existing leases and the ability to lease newly developed or currently unleased space;

•	financial condition of existing tenants;

•	rising interest rates and insurance rates;

•	the availability of sufficient development or investment opportunities;

•	competition from other developers or investors;

•	the risks associated with development projects (such as construction delay, cost overruns and leasing/sales risk of new properties);

•	potential liability for uninsured losses, condemnation or environmental issues;

•	potential liability for a failure to meet regulatory requirements;

•	the financial condition and liquidity of, or disputes with, joint venture partners;

•	any failure to comply with debt covenants under credit agreements;

•	any failure to continue to qualify for taxation as a real estate investment trust.
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

PART I
Item 1. Business
Corporate Profile
          Cousins Properties Incorporated (the “Registrant” or “Cousins”) is a Georgia corporation, which, since 1987, has elected to be taxed as a real estate investment trust (“REIT”). Cousins Real Estate Corporation and its subsidiaries (“CREC”) is a taxable entity wholly-owned by the Registrant, which is consolidated with the Registrant. CREC owns, develops, and manages its own real estate portfolio and performs certain real estate related services for other parties. The Registrant, its subsidiaries and CREC combined are hereafter referred to as the “Company.” The Company has been a public company since 1962, and its common stock trades on the New York Stock Exchange under the symbol “CUZ.”
          The Company’s strategy is to produce stockholder returns through the investment in and management of high-quality, well-located office and retail properties in its core markets of Georgia, Texas and North Carolina. The Company also owns interests in residential development projects, undeveloped land tracts held for investment and industrial assets, and manages properties for third party owners. Historically, the Company has engaged in timely and strategic dispositions either by sale or through contributions to ventures in which the Company retains an ownership interest. The intent of these transactions was to maximize the value of the assets the Company has created, generate capital for additional development properties and return a portion of the value created to stockholders. The Company’s current strategy will focus on maximizing value in its current portfolio through lease up, as well as opportunistic investments in office or retail properties within its core markets. The Company’s long-term strategy also includes the recycling of capital not invested in its core markets, including leasing and subsequently selling its industrial assets, liquidating its remaining for-sale multi-family residential unit inventory, and reducing its holdings of undeveloped land and residential lots. Additionally, the Company may diversify its holdings geographically in order to reduce the level of concentration in Atlanta, Georgia.
          Unless otherwise indicated, the notes referenced in the discussion below are the “Notes to Consolidated Financial Statements” included in this Annual Report on Form 10-K on pages F- 7 through F- 34.
          For a description and list of the Company’s properties, see the Item 2 tables in the report herein. The following is a summary of the Company’s 2010 activities.
Office
          As of December 31, 2010, the Company owned directly or through joint ventures 22 operating office properties totaling 7.4 million square feet. The Company developed most of the office properties it currently owns. While the Company maintains expertise in the development of office properties, given the current economic environment, it may seek to invest in existing operating office properties within its core markets. During 2010, the Company had the following activity in its office property portfolio:
•	Executed new leases covering approximately 956,000 square feet.

•	Executed renewals of leases covering approximately 385,000 square feet.

•	Restructured the Terminus 200 venture, resulting in the full payment of the Company’s loan guarantee, a reduction of the Company’s ownership from 50% to 20%, a change in the Company’s venture partner and an amendment and extension of the related construction loan.

•	Sold 8995 Westside Parkway, a 51,000-square-foot office building in Atlanta, Georgia, for $3.2 million, generating a gain of approximately $700,000.
Retail
          As of December 31, 2010, the Company owned directly or through joint ventures 17 operating retail centers totaling 4.7 million square feet. The Company developed most of the retail properties it currently owns. While the Company maintains expertise in development of retail properties, given the current economic environment, it may seek to invest in existing operating retail properties within its core markets. During 2010, the Company had the following activity in its retail property portfolio:
•	Executed new leases covering approximately 381,000 square feet.

•	Executed renewals of leases covering approximately 369,000 square feet.

•	Invested $14.9 million in Cousins Watkins LLC, a joint venture that holds interests in four Publix-anchored shopping centers in the Southeast.

•	Sold San Jose MarketCenter for $85 million, generating a net gain of approximately $6.6 million.

•	Sold nine outparcels at three retail centers generating gains of approximately $4.7 million.
Third Party Management and Other Fee Income
          As of December 31, 2010, the Company managed and/or leased 12.1 million square feet of office and retail properties for third party owners. In addition, the Company has numerous contracts to provide development and construction management services for third party owners. During 2010, the Company executed new development and construction contracts with Cox Enterprises and the College Football Hall of Fame.
Other Investments
          As of December 31, 2010, the Company owned directly or through joint ventures three operating industrial properties totaling 2.0 million square feet, 24 residential development projects, seven completed units in a for-sale multifamily project, and 9,100 acres of undeveloped land. During 2010, the Company had the following activity related to its other investments:
•	Closed on the sale of 75 units at the 10 Terminus Place condominium project, generating profit of approximately $7.5 million.

•	Sold Glenmore Garden Villas LLC (“Glenmore”) in Charlotte, North Carolina, generating a gain of approximately $369,000.

•	Sold 53 acres of land at Jefferson Mill Business Park, generating a gain of approximately $328,000.

•	Sold 44 acres of land at King Mill Distribution Park, generating a gain of approximately $876,000.

•	Executed new leases covering 903,000 square feet of industrial space.

•	Sold 624 acres of residential land, generating a gain of approximately $3.4 million.

•	Sold 371 residential lots, generating net profits of $2.2 million.
Financing Activities
          The Company’s financing strategy is to provide capital to fund its investment activities while maintaining a relatively conservative debt level. Historically, the Company has accomplished this strategy by raising capital through bank credit facilities, construction and permanent loans secured by underlying properties, sales of assets, contribution of assets into joint ventures, and the issuance of equity securities. During 2010, the Company had the following financing activities:
•	Amended its Credit Facility (which included a Term Facility and a line of credit) to, among other things, reduce overall capacity from $600 million to $350 million, increase the spread over the London Interbank Offering Rate (“LIBOR”) and changed certain financial debt covenants.

•	Repaid the Company’s $100 million Term Facility and terminated the associated interest rate swap for a payment of approximately $9.2 million. Repayment of the Term Facility correspondingly increased the Company’s maximum borrowing capacity under its line of credit from $250 million to $350 million.

•	Amended The Avenue Murfreesboro construction loan by reducing its capacity from $131.0 million to $113.2 million, extending the maturity date from July 2010 to July 2013 and increasing the spread over LIBOR from 1.15% to 3.00%.

•	Obtained a new mortgage loan secured by Meridian Mark Plaza that increased the principal from $22.3 million to $27.0 million, reduced the interest rate from 8.27% to 6.00% and extended the maturity date from 2010 to 2020.

•	Amended the Terminus 100 mortgage loan, paying down the principal from $180 million to $140 million, extending the maturity from 2012 to 2023 and reducing the interest rate from 6.13% to 5.25%.

•	Obtained a new mortgage loan secured by The Avenue East Cobb that increased the principal from $34.5 million to $36.6 million, reduced its interest rate from 8.39% to 4.52% and extended the maturity date from 2010 to 2017.

•	In conjunction with the formation of Cousins Watkins LLC, obtained four loans with a total borrowing capacity of $33.5 million and $28.9 million outstanding at December 31, 2010.

Environmental Matters
          The Company’s business operations are subject to various federal, state and local environmental laws and regulations governing land, water and wetlands resources. Among these are certain laws and regulations under which an owner or operator of real estate could become liable for the costs of removal or remediation of certain hazardous or toxic substances present on or in such property. Such laws often impose liability without regard to whether the owner knew of, or was responsible for, the presence of such hazardous or toxic substances. The presence of such substances, or the failure to properly remediate such substances, may subject the owner to substantial liability and may adversely affect the owner’s ability to develop the property or to borrow using such real estate as collateral. The Company typically manages this potential liability through performance of Phase I Environmental Site Assessments and, as necessary, Phase II environmental sampling, on properties it acquires or develops, although no assurance can be given that environmental liabilities do not exist, that the reports revealed all environmental liabilities or that no prior owner created any material environmental condition not known to the Company. In certain situations, the Company has also sought to avail itself of legal and regulatory protections offered by federal and state authorities to prospective purchasers of property. Where applicable studies have resulted in the determination that remediation was required by applicable law, the necessary remediation is typically incorporated into the development activity of the relevant property. Compliance with other applicable environmental laws and regulations is similarly incorporated into the redevelopment plans for the property. The Company is not aware of any environmental liability that the Company’s management believes would have a material adverse effect on the Company’s business, assets or results of operations.
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
Executive Offices; Employees
          The Registrant’s executive offices are located at 191 Peachtree Street, Suite 500, Atlanta, Georgia 30303-1740. At December 31, 2010, the Company employed 320 people.
Available Information
          The Company makes available free of charge on the “Investor Relations” page of its website, www.cousinsproperties.com, its filed and furnished reports on Forms 10-K, 10-Q and 8-K, and all amendments thereto, as soon as reasonably practicable after the reports are filed with or furnished to the Securities and Exchange Commission (the “SEC”).
          The Company’s Corporate Governance Guidelines, Director Independence Standards, Code of Business Conduct and Ethics, and the Charters of the Audit Committee, the Investment Committee and the Compensation, Succession, Nominating and Governance Committee of the Board of Directors are also available on the “Investor Relations” page of the Company’s website. The information contained on the Company’s website is not incorporated herein by reference.
          Copies of these documents (without exhibits, when applicable) are also available free of charge upon request to the Company at 191 Peachtree Street, Suite 500, Atlanta, Georgia 30303-1740, Attention: Cameron Golden, Investor Relations. Mr. Golden may also be reached by telephone at (404) 407-1984 or by facsimile at (404) 407-1002.
          In addition, the SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers, including the Company, that file electronically with the SEC at www.sec.gov.

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
          General economic and market risks. In periods of a general economic decline or a recessionary climate, our assets may not generate sufficient cash to pay our expenses, service debt or maintain our properties, and, as a result, our results of operations and cash flows may be adversely affected. Several factors may adversely affect the economic performance and value of our properties. These factors include, among other things:
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
          While the trends in the real estate industry and the broader U. S. economy appear to be showing signs of stabilization, conditions within some of our markets, such as unemployment, consumer demand and housing starts, continue to be unfavorable and may, as a result, adversely affect our business, financial condition, results of operations and the ability of our tenants and other parties to satisfy their contractual obligations to us. As a result, defaults by our tenants and other contracting parties may increase, which would adversely affect our results of operations. Also, tightened underwriting standards in the residential real estate markets impede potential purchasers from obtaining the necessary financing to purchase our properties. Furthermore, our ability to sell or lease our properties at favorable rates, or at all, may be adversely affected by economic conditions.
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
          Impairment risks. We regularly review our real estate assets for impairment, and, based on this review, we may record impairment losses that have an adverse effect on our results of operations. Adverse or uncertain market and economic conditions and market volatility increase the likelihood that we will be required to record additional impairment losses. The magnitude and frequency with which these charges occur could materially and adversely affect our business, financial condition and results of operations.
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
          Joint venture structure risks. Similar to other real estate companies, we have interests in a number of joint ventures (including partnerships and limited liability companies) and may in the future invest in real estate through such structures. Our venture partners have rights to take some actions over which we have no control, or the right to withhold approval of actions that we propose, either of which could adversely affect our interests in the related joint ventures and in some cases our overall financial condition or results of operations. These structures involve participation by other parties whose interests and rights may not be the same as ours. For example, a venture partner might have economic and/or other business interests or goals which are unlike or incompatible with our business interests or goals and those venture partners may be in a position to take action contrary to our interests, including maintaining our REIT status. In addition, such venture partners may become bankrupt and such proceedings could have an adverse impact on the operation of the partnership or joint venture. Furthermore, the success of a project may be dependent upon the expertise, business judgment, diligence and effectiveness of our venture partners in matters that are outside our control. Thus, the involvement of venture partners could adversely impact the development, operation, ownership or disposition of the underlying properties.
          Liquidity risk. Real estate investments are relatively illiquid and can be difficult to sell and convert to cash quickly, especially if market conditions are not favorable. As a result, our ability to sell one or more of our properties in response to any changes in economic or other conditions may be limited. In the event we determine a need to sell a property, we may not be able to do so in the desired time period, the sales price of the property may not meet our expectations or requirements, and we may be required to record an impairment loss on the property as a result.
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
Financing Risks
At certain times, interest rates and other market conditions for obtaining capital are unfavorable, and, as a result, we may be unable to raise capital needed to invest in acquisition or development opportunities, maintain our properties or otherwise satisfy our commitments on a timely basis, or we may be forced to borrow money at higher interest rates or under adverse terms, which could adversely affect returns on our investments, our cash flows and results of operations.
          We finance our investments and development projects through one or more of the following: our bank Credit Facility, permanent mortgages, proceeds from the sale of assets, construction loans, and joint venture equity. In addition, we have raised capital through the issuance of common stock and preferred stock to supplement our capital needs. Each of these sources may be constrained from time to time because of market conditions, and interest rates may be unfavorable at any given point in time. These sources of capital, and the risks associated with each, include the following:
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

on our ability to incur indebtedness, including restrictions on total debt outstanding, restrictions on secured recourse debt outstanding, and requirements to maintain minimum debt service and fixed charge coverage ratios. Our continued ability to borrow under our Credit Facility is subject to compliance with our financial and other covenants.

•	Mortgage financing. The availability of financing in the mortgage markets varies from time to time depending on various conditions, including the willingness of mortgage lenders to lend at any given point in time. Interest rates and loan-to-value ratios may also be volatile, and we may from time to time elect not to proceed with mortgage financing due to unfavorable terms offered by lenders. This could adversely affect our ability to finance investment or development activities. In addition, if a property is mortgaged to secure payment of indebtedness and we are unable to make the mortgage payments, the lender may foreclose, resulting in loss of income and asset value.

•	Property sales. Real estate markets tend to experience market cycles. Because of such cycles, the potential terms and conditions of sales, including prices, may be unfavorable for extended periods of time. In addition, our status as a REIT limits our ability to sell properties and this may affect our ability to liquidate an investment. As a result, our ability to raise capital through property sales in order to fund our investment and development projects or other cash needs could be limited. In addition, mortgage financing on a property may prohibit prepayment and/or impose a prepayment penalty upon the sale of a mortgaged property, which may decrease the proceeds from a sale or refinancing or make the sale or refinancing impractical.

•	Construction loans. Construction loans generally relate to specific assets under construction and fund costs above an initial equity amount deemed acceptable to the lender. Terms and conditions of construction facilities vary, but they generally carry a term of two to five years, charge interest at variable rates and require the lender to be satisfied with the nature and amount of construction costs prior to funding. While construction lending is generally competitive and offered by many financial institutions, there may be times when these facilities are not available or are only available upon unfavorable terms which could have an adverse effect on our ability to fund development projects or on our ability to achieve the returns we expect.

•	Joint ventures. Joint ventures, including partnerships or limited liability companies, tend to be complex arrangements, and there are only a limited number of parties willing to undertake such investment structures. There is no guarantee that we will be able to undertake these ventures at the times we need capital.

•	Common stock. We have sold common stock from time to time to raise capital, most recently in September 2009. The issuance of common stock can reduce the percentage of stock ownership of individual current stockholders, and we can provide no assurance that there will not be further dilution to our stockholders from future issuances of stock. The market price of our common stock could decline as a result of issuances or sales of our common stock in the market after such offerings or the perception that such issuances or sales could occur. Additionally, future issuances or sales of our common stock may be at prices below the offering prices of past common stock offered, which could adversely affect the price of our common stock.

•	Preferred stock. The availability of preferred stock at favorable terms and conditions is dependent upon a number of factors including the general condition of the economy, the overall interest rate environment, the condition of the capital markets and the demand for this product by potential holders of the securities. We can provide no assurance that conditions will be favorable for future issuances of preferred stock when we need the capital, which could have an adverse effect on our ability to fund investments and development projects.
We may not be able to refinance maturing obligations on favorable terms which could have an adverse effect on our liquidity and financial position.
          We may not be able to refinance debt secured by our properties at the same levels or on the same terms, which could adversely affect our business, financial condition and results of operations. Further, at the time the loan matures, the property may be worth less than the loan amount and, as a result, the Company may determine not to refinance the loan and permit foreclosure, generating a loss to the Company.
Covenants contained in our Credit Facility and mortgages could restrict or hinder our operational flexibility, which could adversely affect our results of operations.
          Our Credit Facility imposes financial and operating covenants on us. These covenants may be modified from time to time, but covenants of this type typically include restrictions and limitations on our ability to incur debt, as well as limitations on the amount of our unsecured debt, limitations on distributions to stockholders, and limitations on the amount of joint venture activity in which we may engage. These covenants may limit our flexibility in making business decisions. In addition, our Credit Facility contains financial covenants that require that our earnings, as defined, exceed our fixed charges by a specified amount. If our earnings decline or if our fixed charges increase, we are at greater risk of violating these covenants. A prolonged economic downturn could cause our earnings to decline thereby increasing our risk of violating these covenants. If we fail to meet these covenants, our ability to borrow may be impaired, which could potentially make it more difficult to fund our capital and operating needs. In addition, our failure to comply with such covenants could cause a default, and we may then be required to repay our outstanding debt with capital from other sources. Under those circumstances, other sources of capital may not be available to us or may be available only on unattractive terms, and may require the issuance of equity.
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
          Total debt as a percentage of either total asset value or total market capitalization is often used by analysts to gauge the financial health of equity REITs such as us. If our degree of leverage is viewed unfavorably by lenders or potential joint venture partners, it could affect our ability to obtain additional financing. In general, our degree of leverage could also make us more vulnerable to a downturn in business or the economy. In addition, changes in our debt to market capitalization ratio, which is in part a function of our stock price, or to other measures of asset value used by financial analysts, may have an adverse effect on the market price of our equity securities.
Real Estate Development Risks
We face risks associated with the development of real estate, such as delay, cost overruns and the possibility that we are unable to lease a portion of the space that we build, which could adversely affect our results.
          While current market conditions are generally unfavorable for development, and our development activities are lower than in past years, we have historically undertaken more commercial development activity relative to our size than most other public real estate companies. Development activities contain certain inherent risks. Although we seek to minimize risks from commercial development through various management controls and procedures, development risks cannot be eliminated. Some of the key factors affecting development of commercial property are as follows:
•	The availability of sufficient development opportunities. Absence of sufficient development opportunities, such as in the past few years, could result in our experiencing slower growth in earnings and cash flows. Development opportunities are dependent upon a wide variety of factors. From time to time, availability of these opportunities can be volatile as a result of, among other things, economic conditions and product supply/demand characteristics in a particular market. In a period of prolonged economic downturn, the number of development opportunities typically declines among all of our product types.

•	Abandoned predevelopment costs. The development process inherently requires that a large number of opportunities be pursued with only a few actually being developed and constructed. We may incur significant costs for predevelopment activity for projects that are later abandoned which would directly affect our results of operations. We have procedures and controls in place that are intended to minimize this risk, but it is likely that there will be predevelopment costs charged to expense on an ongoing basis.

•	Project costs. Construction and leasing of a project involves a variety of costs that cannot always be identified at the beginning of a project. Costs may arise that have not been anticipated or actual costs may exceed estimated costs. These additional costs can be significant and could adversely impact our return on a project and the expected results of operations upon completion of the project. Also, construction costs vary over time based upon many factors, including the demand for building materials. We attempt to mitigate the risk of unanticipated increases in construction costs on our development projects through guaranteed maximum price contracts and pre-ordering of certain materials, but we may be adversely affected by increased construction costs on our current and future projects.

•	Leasing/Sales risk. The success of a commercial real estate development project is dependent upon, among other factors, entering into leases with acceptable terms within a predefined lease-up period or selling units or lots at acceptable prices within an estimated period. Although our policy is to achieve pre-leasing/pre-sales goals (which vary by market, product type and circumstances) before committing to a project, it is likely only some percentage of the space in a project will be leased or under contract to be sold at the time we commit to the project. If the space is not leased or sold on schedule and upon the expected terms and conditions, our returns, future earnings and results of operations from the project could be adversely impacted. In periods of economic decline, unleased space at new development projects is generally more difficult to lease on favorable terms than during periods of economic expansion. Whether or not tenants are willing to enter into leases on the terms and conditions we project and on the timetable we expect, and whether sales will occur at the prices we anticipate and in the time period we plan, will depend upon a number of factors, many of which are outside our control. These factors may include:
•	general business conditions in the economy or in the tenants’ or prospective tenants’ industries;

•	supply and demand conditions for space in the marketplace; and

•	level of competition in the marketplace.
•	Reputation risks. We have historically developed and managed our real estate portfolio and believe that we have built a positive reputation for quality and service with our lenders, joint venture partners and tenants, as well as with our third-party management clients. If we were viewed as developing underperforming properties, suffered sustained losses on our investments, defaulted on a significant level of loans or experienced significant foreclosure or deed in lieu of foreclosure of our properties, our reputation could be damaged. Damage to our reputation could make it more difficult to successfully develop or acquire properties in the future and to continue to grow and expand our relationships with our lenders, joint venture partners, tenants and third-party management clients, which could adversely affect our business, financial condition and results of operations.

•	Governmental approvals. All necessary zoning, land-use, building, occupancy and other required governmental permits and authorization may not be obtained or may not be obtained on a timely basis resulting in possible delays, decreased profitability and increased management time and attention.
We may make more property acquisitions in the future, which exposes us to additional risks associated with such property acquisitions.
          In the current market environment, development opportunities may be limited, and as a result, we may invest more heavily in property acquisitions, including the acquisition and redevelopment of distressed properties. The risks associated with property acquisitions is generally the same as those described above for real estate development. However, certain additional risks may be present for property acquisitions and redevelopment projects, including:
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
Risks Associated with our Land Developments and Investments
Any failure to timely sell, or a decline in pricing of, our residential lots and undeveloped residential land could adversely affect our results of operations.
          We develop residential subdivisions, primarily in metropolitan Atlanta, Georgia. We also participate in joint ventures that develop or plan to develop subdivisions in metropolitan Atlanta, as well as Texas and Florida. Residential lot sales are highly cyclical and can be affected by the availability of mortgage financing, interest rates and local issues, including the availability of jobs, transportation and the quality of public schools. Once a development is undertaken, no assurances can be given that we will be able to sell the various developed lots in a timely manner. Failure to sell such lots in a timely manner could result in significantly increased carrying costs, erosion or elimination of profit with respect to any development and impairment losses.
          In addition, actual construction and development costs with respect to subdivisions can exceed estimates for various reasons, including unknown site conditions. The timing of subdivision lot sales are, by their nature, difficult to predict with any precision. Additionally, market conditions may change between the time we decide to develop a property and the time that all or some of the lots may be ready for sale.
          Similarly, we often hold undeveloped residential land for long periods of time prior to development or sale. Any changes in market conditions between the time we acquire land and the time we develop and/or sell land could cause the Company’s estimates of proceeds and related profits from such sales to be lower or result in an impairment charge. Periods of economic downturn can cause estimated sales prices to decline, increasing the likelihood that we will be required to record impairment losses. Estimates of sales and profits may differ substantially from actual sales and profits and as a result, our results of operations may differ substantially from these estimates.

Any failure to timely sell or lease non-income producing land could adversely affect our results of operations.
          We maintain significant holdings of non-income producing land in the form of land tracts and outparcels. Our strategies with respect to these parcels of land include (1) developing the land at a future date as a retail, office, mixed-use or multi-use income producing property or developing it for single-family or for-sale multi-family residential uses; (2) ground leasing the land to third parties; and (3) selling the parcels to third parties. Before we develop, lease or sell these land parcels, we incur carrying costs, including interest and property tax expense. If we are unable to sell this land or convert it into income producing property in a timely manner, our results of operations and liquidity could be adversely affected.
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
          Our restated and amended articles of incorporation impose limitations on the ownership of our stock. In general, except for certain individuals who owned stock at the time of adoption of these limitations, and except for persons that are granted waivers by our Board of Directors, no individual or entity may own more than 3.9% of the value of our outstanding stock. The ownership limitation may have the effect of delaying, inhibiting or preventing a transaction or a change in control that might involve a premium price for our stock or otherwise be in the best interest of our stockholders.

We experience fluctuations and variability in our operating results on a quarterly basis and in the market price of our common stock and, as a result, our historical performance may not be a meaningful indicator of future results.
          Our operating results have fluctuated greatly in the past, due to volatility in land tract and outparcel sales, property sales, and residential lot sales, in addition to one-time, nonrecurring transactions that may be significant. We anticipate future fluctuations in our quarterly results, which does not allow for predictability in the market by analysts and investors. Therefore, our historical performance may not be a meaningful indicator of our future results.
          The market prices of shares of our common stock have been and may continue to be subject to fluctuation due to many events and factors such as those described in this report including:
•	actual or anticipated variations in our operating results, funds from operations or liquidity;

•	changes in our earnings or analyst estimates and any failure to meet such estimates;

•	the general reputation of real estate as an attractive investment in comparison to other equity securities;

•	the general stock and bond market conditions, including changes in interest rates or fixed income securities;

•	changes in tax laws;

•	changes to our dividend policy;

•	changes in market valuations of our properties;

•	adverse market reaction to the amount of our outstanding debt at any time, the amount of our maturing debt and our ability to refinance such debt on favorable terms;

•	any failure to comply with existing debt covenants;

•	any foreclosure or deed in lieu of foreclosure of our properties;

•	additions or departures of key executives and other employees;

•	actions by institutional stockholders;

•	the realization of any of the other risk factors described in this report; and

•	general market and economic conditions.
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
          Several independent securities analysts publish quarterly and annual projections of our financial performance. These projections are developed independently by third-party securities analysts based on their own analyses and we undertake no obligation to monitor, and take no responsibility for, such projections. Such estimates are inherently subject to uncertainty and should not be relied upon as being indicative of the performance that we anticipate for any applicable period. Our actual revenues and net income may differ materially from what is projected by securities analysts. If our actual results do not meet analysts’ guidance, our stock price could decline significantly.

Federal Income Tax Risks
Any failure to continue to qualify as a REIT for federal income tax purposes could have a material adverse impact on us and our stockholders.
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
          In order to qualify as a REIT, under current law, we generally are required each taxable year to distribute to our stockholders at least 90% of our net taxable income (excluding any net capital gain). To the extent that we do not distribute all of our net capital gain or distribute at least 90%, but less than 100%, of our other taxable income, we are subject to tax on the undistributed amounts at regular corporate rates. In addition, we are subject to a 4% nondeductible excise tax to the extent that distributions paid by us during the calendar year are less than the sum of the following:
•	85% of our ordinary income;

•	95% of our net capital gain income for that year; and

•	100% of our undistributed taxable income (including any net capital gains) from prior years.
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
          From time to time, we may transfer or otherwise dispose of some of our properties. Under the Code, any gains resulting from transfers or dispositions, from other than our taxable REIT subsidiary, are deemed to be prohibited transactions would be subject to a 100% tax on any gain associated with the transaction. Prohibited transactions generally include sales of assets that constitute inventory or other property held for sale to customers in the ordinary course of business. Since we acquire properties primarily for investment purposes, we do not believe that our occasional transfers or disposals of property are deemed to be prohibited transactions. However, whether or not the property qualifies as held for investment purposes depends on all the facts and circumstances surrounding the particular transaction. The Internal Revenue Service may contend that certain transfers or disposals of properties by us are prohibited transactions. While we believe that the Internal Revenue Service would not prevail in any such dispute, if the Internal Revenue Service were to argue successfully that a transfer or disposition of property constituted a prohibited transaction, we would be required to pay a tax equal to 100% of any gain allocable to us from the prohibited transaction. In addition, income from a prohibited transaction might adversely affect our ability to satisfy the income tests for qualification as a REIT for federal income tax purposes.

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
Item 1B. Unresolved Staff Comments.
          Not applicable.

Item 2. Properties
     The following tables set forth certain information related to significant operating properties in which the Company has an ownership interest. Information presented in Note 4 to the Consolidated Financial Statements provides additional information related to the Company’s joint ventures. Except as noted, all information presented is as of December 31, 2010. Where noted by italicized numbers, additional information is contained in the footnotes on page 26. Dollars are stated in thousands.
Table of Major Operating Office, Retail and Industrial Properties

						Average		Major
	Year Development		Company’s			2010		Tenants'	Cost and Cost
	Completed or		Ownership	Square Feet	Percentage	Economic	Major Tenants	Rentable	Less Accumulated
Description and Location	Acquired	Venture Partner(s)	Interest	and Acres	Leased	Occupancy (1)	(Lease Expiration/Options Expiration)	Square Feet	Depreciation (2)

Office 191 Peachtree Tower (3) Atlanta, GA	2006	N/A	100%	1,219,000	79%	75%	Deloitte & Touche (2024/2034)	311,893	$226,042
				2 acres (3)			Hall, Booth, Smith & Slover	56,259	$181,340
							(2021/2031)
							Ogletree, Deakins, Nash, Smoak	52,510
							& Stewart (2019/2029)
							Carlock, Copeland & Stair (2022/2032)	52,028
							Cooper Carry (2022/2032)	50,208

The American Cancer Society Center (4)
Atlanta, GA	1999	N/A	100%	996,000	95%	85%	American Cancer Society (2022/2032)	275,198	$97,688
				4 acres (5)			US South (2021) (5)	219,277	$43,977
							Co Space Services (2020/2025)	120,298
							Georgia Lottery Corp. (2023)	96,265
							Turner Broadcasting (2011/2021)	90,455

Terminus 100 Atlanta, GA	2007	N/A	100%	656,000	95%	92%	CB Richard Ellis (2019/2024)	83,156	$169,333
				4 acres			Morgan Stanley (2018/2028)	71,188	$140,966
							Premiere Global Services (2018/2028)	65,084
							Wells Fargo Bank NA (2017/2027)	47,368
							Cumulus Media (2017)	47,000
							Bain & Company (2019/2029)	46,412

The Points at Waterview Suburban Dallas, TX	2000	N/A	100%	203,000	88%	91%	Bombardier Aerospace Corp.	97,740	$30,693
				15 acres			(2013/2023)		$16,227
							Liberty Mutual (2013/2023)	37,382

Lakeshore Park Plaza Birmingham, AL	1998	Daniel Realty	100% (6)	197,000	94%	96%	Synovus Mortgage (2017/2022)	31,874	$20,792
		Company		12 acres			Daxko, LLC (2011)	21,120	$12,236
							Southern Care (2013/2018)	13,768

600 University Park Place Birmingham, AL	2000	Daniel Realty	100% (6)	123,000	86%	98%	Daxko, LLC (2022)	31,119	$18,979
		Company		10 acres			O2 Ideas (2014/2024)	25,465	$12,175

Meridian Mark Plaza Atlanta, GA	1999	N/A	100%	160,000	97%	91%	Northside Hospital (7)	54,585	$27,728
				3 acres			(2018/2023) (8)		$15,076
							Children’s Healthcare of	40,958
							Atlanta (2023) (8)
							Georgia Reproductive (2017/2027)	13,622

						Average		Major
	Year Development		Company’s			2010		Tenants’	Cost and Cost
	Completed or		Ownership	Square Feet	Percentage	Economic	Major Tenants	Rentable	Less Accumulated
Description and Location	Acquired	Venture Partner(s)	Interest	and Acres	Leased	Occupancy (1)	(Lease Expiration/Options Expiration)	Square Feet	Depreciation (2)

Office (cont’d)

100 North Point Center East Suburban Atlanta, GA	1995	N/A	100%	128,000	94%	93%	Schweitzer-Mauduit	30,406	$13,007
				7 acres			International (2017/2022)		$7,688
							Med Assets HSCA (2015/2020)	31,236
							Golden Peanut Co. (2017)	18,104

200 North Point Center East Suburban Atlanta, GA	1996	N/A	100%	130,000	100%	100%	Med Assets HSCA (2015/2020)	89,424	$12,125
				9 acres			Morgan Stanley (2011)	15,709	$7,801

333 North Point Center East Suburban Atlanta, GA	1998	N/A	100%	130,000	98%	93%	Merrill Lynch (2014/2024)	35,949	$14,249
				9 acres			Nokia (2013/2023)	33,457	$6,895
							Wells Fargo Bank NA (2013/2016) (9)	26,153

555 North Point Center East Suburban Atlanta, GA	2000	N/A	100%	152,000	98%	96%	Kids II, Inc. (2011)	64,093	$18,191
				10 acres			Regus Business Centre (2011/2016)	22,422	$9,832

Galleria 75 Suburban Atlanta, GA	2004	N/A	100%	111,000	67%	63%	Parkmobile USA, Inc (2015)	9,281	$12,043
				7 acres			Orcatec LLC (2016)	9,035	$9,941

Cosmopolitan Center Atlanta, GA	2006	N/A	100%	84,000	93%	93%	City of Sandy Springs (2011)	32,800	$11,427
				8 acres					$9,656

Inhibitex Suburban Atlanta, GA	2005	N/A	100%	51,000	100%	100%	Inhibitex (2015/2025)	50,933	$6,402
				5 acres					$4,506

221 Peachtree Center Avenue Parking Garage Atlanta, GA	2007	N/A	100%	N/A	N/A	N/A	N/A	N/A	$17,665
				1 acre					$16,378

One Georgia Center Atlanta, GA	2000	Prudential (7)	88.5% (10)	376,000	96%	96%	Georgia Department of	293,035	$59,966
				3 acres			Transportation (2019)		$44,042

						Average		Major
	Year Development		Company’s			2010		Tenants’	Cost and Cost
	Completed or		Ownership	Square Feet	Percentage	Economic	Major Tenants	Rentable	Less Accumulated
Description and Location	Acquired	Venture Partner(s)	Interest	and Acres	Leased	Occupancy (1)	(Lease Expiration/Options Expiration)	Square Feet	Depreciation (2)

Office (cont’d)

Palisades West Building 1 Austin, TX	2008	Dimensional Fund	50%	216,000	100%	100%	Dimensional Fund Advisors	215,848	$101,583
		Advisors & Forestar		13 acres			(2023/2043)		$92,881
		Real Estate Group

Palisades West Building 2 Austin, TX	2008	Dimensional Fund	50%	157,000	93%	35%	St. Jude Medical (2018/2023)	87,061	$33,421
		Advisors & Forestar		6 acres			Forestar Real Estate Group (2018/2025)	32,236	$31,815
		Real Estate Group

Gateway Village Charlotte, NC	2001	Bank of America (7)	50% (11)	1,065,000	100%	100%	Bank of America (7) (2016/2036)	1,064,990	$210,582
				8 acres					$149,823

Emory University Hospital Midtown Medical Office Tower Atlanta, GA	2002	Emory University	50%	358,000 (12)	100%	99%	Emory University (2017/2047) (12)	159,653	$53,915
							Resurgens (2014/2019)	26,581	$31,663
							Laureate Medical Group (2013)	17,870

Ten Peachtree Place Atlanta, GA	1991	Coca-Cola (7)	50% (13)	260,000	94%	94%	AGL Services Co. (2013/2028)	226,779	$40,508
				5 acres					$17,079

Terminus 200 Atlanta, GA	2010	Morgan Stanley Real	20% (14)	566,000	67%	13%	Kids II, Inc. (2023/2033)	102,818	$60,082
		Estate Fund		1 acre			Greenberg Traurig (2026/2041)	86,228	$58,878
							Firethorn Holdings (2014/2024)	49,879
							Sony Ericsson Mobile (2019/2029)	39,289

Presbyterian Medical Plaza Charlotte, NC	1997	Prudential (7)	11.50%	69,000	78%	78%	Novant Health (2012/2017) (15)	49,916	$8,012
				1 acre (15)					$4,055

Lease Expirations — Office
As of December 31, 2010, the Company’s office portfolio included 22 commercial office buildings. The weighted average remaining lease term of these office buildings was approximately seven years as of December 31, 2010. Most of the major tenant leases in these buildings provide for pass through of operating expenses and contractual rents which escalate over time. Annual Contractual Rent excludes the operating expense reimbursement portion of the rent payable. If the lease does not provide for pass through of such operating expense reimbursements, an estimate of operating expenses is deducted from the rental rate shown. The contractual rental rate shown is the estimated rate in the year of expiration. The leases expire as follows:

										2020 &
	2011	2012	2013	2014	2015	2016	2017	2018	2019	Thereafter	Total

Total (including Company’s % share of Joint Venture Properties):
Square Feet Expiring	453,048	177,108	537,534	256,485	405,130	703,723	459,908	271,199	514,932	1,518,406	5,297,473
% of Leased Space	9%	3%	10%	5%	7%	13%	9%	5%	10%	29%	100.00%
Annual Contractual Rent (000’s)	$5,373	$2,577	$8,834	$4,448	$7,099	$12,754	$10,638	$6,902	$9,279	$31,551	$99,455
Annual Contractual Rent/Sq. Ft.	$11.86	$14.55	$16.44	$17.34	$17.52	$18.12	$23.13	$25.45	$18.02	$20.78	$18.77

Wholly Owned:
Square Feet Expiring	440,657	134,417	380,864	218,625	381,301	149,211	372,892	208,212	235,344	1,358,798	3,880,321	(16)
% of Leased Space	11%	3%	10%	6%	10%	4%	10%	5%	6%	35%	100%
Annual Contractual Rent (000’s)	$5,186	$1,788	$5,930	$3,579	$6,768	$2,433	$8,454	$5,455	$5,962	$26,671	$72,226
Annual Contractual Rent/Sq. Ft.	$11.77	$13.30	$15.57	$16.37	$17.75	$16.30	$22.67	$26.20	$25.33	$19.63	$18.61

Joint Venture:
Square Feet Expiring	26,743	106,398	295,713	101,506	34,534	1,127,710	176,043	124,146	365,109	465,197	2,823,099	(17)
% of Leased Space	1%	4%	10%	4%	1%	40%	6%	4%	13%	17%	100%
Annual Contractual Rent (000’s)	$416	$2,071	$5,635	$2,486	$538	$21,143	$4,422	$2,874	$4,865	$13,764	$58,214
Annual Contractual Rent/Sq. Ft.	$15.55	$19.46	$19.06	$24.49	$15.57	$18.75	$25.12	$23.15	$13.33	$29.59	$20.62

						Average		Major
	Year Development		Company’s			2010		Tenants’	Cost and Cost
	Completed or		Ownership	Square Feet	Percentage	Economic	Major Tenants	Rentable	Less Accumulated
Description and Location	Acquired	Venture Partner(s)	Interest	and Acres	Leased	Occupancy (1)	(Lease Expiration/Options Expiration)	Square Feet	Depreciation (2)

Retail Centers (18)

The Avenue Carriage Crossing Suburban Memphis, TN	2005	Jim Wilson &	100% (6)	802,000 (19)	88%	90%	Dillard’s (20)	N/A	$92,840
		Associates (7)		97 acres (19)			Macy’s (2021/2051) (21)	130,000	$67,856
							Bed, Bath & Beyond (2020/2040)	28,307
							Barnes & Noble (2016/2026)	25,322

The Avenue Webb Gin Suburban Atlanta, GA	2006	N/A	100%	322,000	88%	84%	Barnes & Noble (2019/2029)	26,553	$75,617
				48 acres			Ethan Allen (2021/2031)	18,511	$59,540
							GAP (2014/2018) (22)	17,461
							DSW Shoes (2018/2023)	16,000

Tiffany Springs MarketCenter Kansas City, MO	2008	Prudential (7)	88.5% (10)	587,000 (23)	82%	79%	JC Penney (20)	N/A	$58,570
				68 acres (23)			The Home Depot (20)	N/A	$54,429
							Target (20)	N/A
							Best Buy (2019/2039)	45,676
							Sports Authority (2019/2039)	41,770
							PetSmart (2018/2033)	25,464

The Avenue Forsyth Suburban Atlanta, GA	2008	Prudential (7)	88.5% (10)	472,000 (24)	81%	70%	AMC Theaters (2023/2039)	50,967	$121,278
				59 acres (24)			Barnes & Noble (2018/2028)	28,007	$107,894
							DSW Shoes (2019/2024)	15,053

Highland City Town Center (25) Lakeland, FL	2010	Watkins Retail Group (7)	50.5% (25)	96,000	87%	87%	Publix (2028/2068)	45,600	$17,504
				24 acres					$17,504

Mt. Juliet Village (25) Nashville, TN	2010	Watkins Retail Group (7)	50.5% (25)	91,000	77%	77%	Publix (2028/2068)	54,340	$12,354
				15 acres					$12,354

Creek Plantation Village (25)	2010	Watkins Retail Group (7)	50.5% (25)	78,000	91%	91%	Publix (2028/2068)	54,340	$9,556
Chattanooga, TN				11 acres					$9,556

The Shops of Lee Village (25)	2010	Watkins Retail Group (7)	50.5% (25)	74,000	83%	83%	Publix (2028/2068)	45,600	$9,739
Nashville, TN				12 acres					$9,739

						Average		Major
	Year Development		Company’s			2010		Tenants’	Cost and Cost
	Completed or		Ownership	Square Feet	Percentage	Economic	Major Tenants	Rentable	Less Accumulated
Description and Location	Acquired	Venture Partner(s)	Interest	and Acres	Leased	Occupancy (1)	(Lease Expiration/Options Expiration)	Square Feet	Depreciation (2)

Retail Centers (cont’d)(18)

The Avenue Murfreesboro Suburban Nashville, TN	2007	Faison	50%	751,000	86%	82%	Belk (2027) (21)	132,000	$134,462
		Enterprises, Inc. (7)		93 acres			Dick’s Sporting Goods (2018/2033)	44,770	$120,151
							Best Buy (2018/2038)	30,000
							Haverty’s Furniture (2018/2023)	30,000
							Linens and More for Less (2020/2030)	28,170
							Barnes & Noble (2018/2028)	26,937

The Avenue Viera Viera, FL	2005	Prudential (7)	11.50%	460,000 (26)	93%	90%	Rave Motion Pictures (20)	N/A	$87,641
				55 acres (26)			Belk (2024/2044) (21)	65,927	$73,310
							Bed, Bath & Beyond (2015/2035)	24,329
							Michaels (2016/2036)	20,800

The Avenue East Cobb Suburban Atlanta, GA	1999	Prudential (7)	11.50%	230,000	98%	93%	Borders (2015/2030) (36)	24,882	$99,570
				30 acres			Bed, Bath & Beyond (2015/2025)	21,007	$82,009
							GAP (2015) (22)	19,434
							Pottery Barn (2012) (7)	10,000
							Talbots (2015)	9,415

The Avenue West Cobb Suburban Atlanta, GA	2003	Prudential (7)	11.50%	255,000	95%	87%	Barnes & Noble (2014/2024)	24,025	$91,000
				22 acres			GAP (2012/2022) (22)	17,520	$73,482
							Charming Charlies (2015/2025)	11,160
							IO Metro (2020/2025)	11,160

The Avenue Peachtree City Suburban Atlanta, GA	2001	Prudential (7)	11.50%	183,000	89%	94%	Books-A-Million (2013)	13,750	$58,235
				18 acres (27)			GAP (2012/2022)	10,800	$45,862
							Talbots (2012/2022)	8,610
							Banana Republic (2012/2022)	8,015

Viera MarketCenter Viera, FL	2005	Prudential (7)	11.50%	178,000	96%	95%	Kohl’s Department Stores	88,248	$30,807
				20 acres			(2026/2056) (21)		$26,496
							Sports Authority (2017/2032)	37,516
							Office Depot (2016/2036)	20,000

						Average		Major
	Year Development		Company’s			2010		Tenants’	Cost and Cost
	Completed or		Ownership	Square Feet	Percentage	Economic	Major Tenants	Rentable	Less Accumulated
Description and Location	Acquired	Venture Partner(s)	Interest	and Acres	Leased	Occupancy (1)	(Lease Expiration/Options Expiration)	Square Feet	Depreciation (2)

Retail Centers (cont’d)(18)

North Point MarketCenter Suburban Atlanta, GA	1994	Prudential (7)	10.32%	518,000 (28)	99%	94%	Target (20)	N/A	$59,430
				60 acres (28)			Babies “R” Us (2017/2032)	50,275	$38,420
							Dick’s Sporting Goods (2017/2037)	48,884
							Marshalls (2015/2025)	40,000
							Bed, Bath & Beyond (2026/2041)	40,000
							Regal Cinemas (2014/2034)	34,733
							Stein Mart (2020/2040)	33,420

Greenbrier MarketCenter Chesapeake, VA	1996	Prudential (7)	10.32%	493,000 (29)	100%	100%	Target (20)	N/A	$50,006
				44 acres (29)			Harris Teeter (2016/2036)	51,806	$31,530
							Best Buy (2015/2030)	45,106
							Bed, Bath & Beyond (2012/2027)	40,484
							Babies “R” Us (2016/2021)	40,000
							Stein Mart (2011/2026)	36,000
							Barnes & Noble (2012/2022)	29,974
							PetSmart (2016/2031)	26,040

Los Altos MarketCenter Long Beach, CA	1996	Prudential (7)	10.32%	182,000 (30)	100%	69%	Sears (20)	N/A	$36,905
				17 acres (30)			LA Fitness (2026/2041)	38,541	$25,199
							Borders (2017/2037) (36)	30,000
							Bristol Farms (2012/2032) (7)	28,200
							TJ Maxx (2020/2035)	25,620

Lease Expirations — Retail
As of December 31, 2010, the Company’s retail portfolio included 17 retail properties. The weighted average remaining lease term of these retail properties was approximately eight years as of December 31, 2010. Most of the major tenant leases in these retail properties provide for pass through of operating expenses and contractual rents which escalate over time. Certain leases contain termination options, with or without penalty, if co-tenancy clauses or sales volume levels are not achieved. The expiration date per the lease is used for these leases in the table below, although early termination is possible. Annual Contractual Rent excludes the operating expense reimbursement portion of the rent payable and any percentage rents due. The contractual rental rate shown is the estimated rate in the year of expiration. The leases expire as follows:

										2020 &
	2011	2012	2013	2014	2015	2016	2017	2018	2019	Thereafter	Total

Total (including Company’s % share of Joint Venture Properties):
Square Feet Expiring	89,204	56,908	68,521	94,888	107,460	266,721	131,276	319,192	293,968	504,713	1,932,851
% of Leased Space	5%	2%	3%	5%	6%	14%	7%	17%	15%	26%	100%
Annual Contractual Rent (000’s)	$1,429	$1,086	$1,670	$1,900	$2,491	$6,089	$3,311	$7,240	$6,196	$5,788	$37,200
Annual Contractual Rent/Sq. Ft.	$16.02	$19.09	$24.37	$20.02	$23.18	$22.83	$25.22	$22.68	$21.08	$11.47	$19.25

Wholly Owned:
Square Feet Expiring	43,526	28,776	14,546	41,036	40,029	181,980	71,602	48,183	60,816	202,051	732,545	(31)
% of Leased Space	6%	4%	2%	5%	5%	25%	10%	7%	8%	28%	100%
Annual Contractual Rent (000’s)	$786	$503	$373	$742	$1,138	$4,640	$2,068	$1,213	$824	$1,307	$13,594
Annual Contractual Rent/Sq. Ft.	$18.05	$17.48	$25.67	$18.09	$28.42	$25.50	$28.88	$25.17	$13.55	$6.47	$18.56

Joint Venture:
Square Feet Expiring	233,472	232,278	197,034	228,014	375,664	372,872	302,033	473,851	318,264	811,907	3,545,389	(32)
% of Leased Space	7%	6%	5%	6%	11%	11%	9%	13%	9%	23%	100%
Annual Contractual Rent (000’s)	$3,506	$4,753	$4,927	$4,822	$7,444	$6,489	$6,096	$10,265	$7,609	$10,548	$66,459
Annual Contractual Rent/Sq. Ft.	$15.02	$20.46	$25.01	$21.15	$19.81	$17.40	$20.18	$21.66	$23.91	$12.99	$18.75

						Average		Major
	Year Development		Company’s			2010		Tenants’	Cost and Cost
	Completed or		Ownership	Square Feet	Percentage	Economic	Major Tenants	Rentable	Less Accumulated
Description and Location	Acquired	Venture Partner(s)	Interest	and Acres	Leased	Occupancy (1)	(Lease Expiration/Options Expiration)	Square Feet	Depreciation (2)

Industrial Lakeside Ranch Business Park Building 20 Dallas, TX	2007	Seefried Industrial	100%(6)	749,000	91%	66%	HD Supply Facilities	457,681	$30,288
		Properties		38 acres			Maintenance (2017/2023)		$26,150
							Owens & Minor Distribution (2015)	223,190

King Mill Distribution Park Building 3 Suburban Atlanta, GA	2007	Weeks Properties Group	75%(10)	796,000	100%	87%	Briggs & Stratton Corporation	796,450	$26,183
				41 acres			(2015/2020) (7) (33)		$22,324

Jefferson Mill Business Park Building A (34) Suburban Atlanta, GA	2008	Weeks Properties Group	75%(10)	459,000	100%	42%	Systemax Distribution (2030/2050)	459,134	$22,425
				38 acres					$21,121
Lease Expirations — Industrial
As of December 31, 2010, the Company’s industrial portfolio included three buildings. The weighted average remaining lease term of these properties was approximately nine years as of December 31, 2010. The leases provide for pass through of operating expenses and contractual rents which escalate over time. Annual Contractual Rent excludes the operating expense reimbursement portion of the rent payable. The contractual rental rate shown is the estimated rate in the year of expiration. The leases expire as follows:

										2020 &
	2011	2012	2013	2014	2015	2016	2017	2018	2019	Thereafter	Total

Company’s % share of Joint Venture Properties:
Square Feet Expiring	89,288	—	—	—	731,240	—	457,681	—	—	344,351	1,622,560
% of Leased Space	6%	0%	0%	0%	45%	0%	28%	0%	0%	21%	100%
Annual Contractual Rent (000’s)	$223	$—	$—	$—	$2,186	$—	$1,602	$—	$—	$1,616	$5,627
Annual Contractual Rent/Sq. Ft.	$2.50	$—	$—	$—	$2.99	$—	$3.50	$—	$—	$4.69	$3.47

Joint Venture:
Square Feet Expiring	119,050	—	—	—	900,590	—	457,681	—	—	459,134	1,936,455	(35)
% of Leased Space	6%	0%	0%	0%	46%	0%	24%	0%	0%	24%	100%
Annual Contractual Rent (000’s)	$298	$—	$—	$—	$2,676	$—	$1,602	$—	$—	$2,154	$6,730
Annual Contractual Rent/Sq. Ft.	$2.50	$—	$—	$—	$2.97	$—	$3.50	$—	$—	$4.69	$3.48

FOOTNOTES

(1)	Average economic occupancy is calculated as the percentage of the property for which revenue was recognized during the year. If the property was purchased during the year, average economic occupancy is calculated from the date of purchase forward. If the project was under construction or has an expansion that was under construction during the year, average economic occupancy for the property or the expansion portion reflects the fact that the property had no occupancy for a portion of the year.

(2)	Cost as shown in the accompanying table includes deferred leasing costs, other related tangible assets and net intangible real estate assets.

(3)	Square footage and cost information includes 9,300 square feet for 201 Peachtree, which is connected to 191 Peachtree, and acreage information includes 0.8 acres under a ground lease which expires in 2087.

(4)	The real estate and other assets of this property are restricted under a loan agreement such that the assets are not available to settle other debts of the Company.

(5)	At The American Cancer Society Center, approximately 0.18 acres of land are under a ground lease expiring in 2068, and 33,509 square feet of the US South lease expires in 2011.

(6)	These projects are owned through a joint venture with a third party who may get a share of the results of operations or sale of the property, even though the projects are shown as 100% owned.

(7)	Actual tenant or venture partner is an affiliate of the entity shown.

(8)	At Meridian Mark Plaza, 43,051 square feet of the Northside Hospital lease expires in 2013, with an option to extend to 2023, and 7,521 square feet of the Children’s Healthcare lease expires in 2019.

(9)	At 333 North Point Center East, 3,715 square feet of this lease expires in 2011.

(10)	The allocation of the results of operations and the legal ownership percentage could be different depending on the attainment of certain thresholds.

(11)	The Company receives a preferred return of 11.46% on its investment in the entity that owns Gateway Village, and the Company’s return on its capital is anticipated to be limited to 17%.

(12)	Emory University Hospital Midtown Medical Office Tower was developed on top of a building within the Emory University Hospital Midtown campus. The venture received a fee simple interest in the air rights above this building in order to develop the medical office tower. In addition, 5,148 square feet of the Emory University lease expires in 2011.

(13)	After August 2011, the Company’s return from the entity that owns Ten Peachtree Place is 15% on the first $15.3 million of cash flows and 50% to each partner thereafter.

(14)	The Company’s ownership interest in Terminus 200 building changed during 2010 from 50% to 20%. In addition, the allocation of the results of operations and the legal ownership could be different depending on the attainment of certain thresholds.

(15)	Presbyterian Medical Plaza is located on 1 acre, which is subject to a ground lease expiring in 2057, and 9,143 square feet of the Novant lease expires in 2019.

(16)	Rentable square feet leased as of December 31, 2010 out of approximately 4,340,000 total rentable square feet.

(17)	Rentable square feet leased as of December 31, 2010 out of approximately 3,067,000 total rentable square feet.

(18)	Most of these retail centers also include outparcels which are ground leased to freestanding users.

(19)	Ownership of the square footage and acreage of The Avenue Carriage Crossing is detailed below:

	Square Feet	Acres
Owned by anchor tenant	291,000	19
Owned by Carriage Avenue, LLC	511,000	78

Total	802,000	97

(20)	This anchor tenant owns its own store and land.

(21)	This tenant built and owns its own store and pays the Company under a ground lease.

(22)	At the Avenue Webb Gin, The Gap can relinquish 7,099 square feet of this lease if the Company receives notice between certain prescribed dates in 2013 and 2014. At the Avenue East Cobb, The Gap can relinquish 7,915 square feet if the Company receives notice between certain prescribed 2011 dates. At the Avenue West Cobb, The Gap can relinquish 7,021 square feet if the Company receives notice between certain prescribed dates in 2011 and 2012.

(23)	Ownership of the square footage and acreage of Tiffany Springs MarketCenter is detailed below:

	Square Feet	Acres
Owned by anchor tenant	349,000	31
Owned by CP Venture Six LLC	238,000	25
Owned by the Company	—	12

Total	587,000	68

(24)	Ownership of the square footage and acreage of The Avenue Forsyth is detailed below:

	Square Feet	Acres
Owned by CP Venture Six LLC	472,000	53
Owned by the Company	—	6

Total	472,000	59

FOOTNOTES (cont’d)
(25)	These retail properties were acquired in a joint venture that was formed on December 31, 2010; therefore, no revenues, depreciation or amortization were recognized in 2010. See Note 4 for additional information. The allocation of the results of operations and the legal ownership percentage could be different depending on the attainment of certain thresholds.

(26)	Ownership of the square footage and acreage of The Avenue Viera is detailed below:

	Square Feet	Acres
Owned by anchor tenant	128,000	10
Owned by CP Venture Five LLC	332,000	45

Total	460,000	55

(27)	Approximately 1.5 acres of the total acreage at The Avenue Peachtree City is under a ground lease expiring in 2024.

(28)	Ownership of the square footage and acreage of North Point MarketCenter is detailed below:

	Square Feet	Acres
Owned by anchor tenant	117,000	11
Owned by CP Venture LLC	401,000	49

Total	518,000	60

(29)	Ownership of the square footage and acreage of Greenbrier MarketCenter is detailed below:

	Square Feet	Acres
Owned by anchor tenant	117,000	8
Owned by CP Venture LLC	376,000	36

Total	493,000	44

(30)	Ownership of the square footage and acreage of Los Altos MarketCenter is detailed below:

	Square Feet	Acres
Owned by anchor tenant	25,000	—
Owned by CP Venture LLC	157,000	17

Total	182,000	17

(31)	Gross leasable area leased as of December 31, 2010 out of approximately 833,000 total gross leasable area.

(32)	Gross leasable area leased as of December 31, 2010 out of approximately 3,912,000 total gross leasable area.

(33)	Of the total square footage leased, 119,050 square feet is leased on a month-to-month basis.

(34)	This building sold in February 2011.

(35)	Rentable square feet leased as of December 31, 2010 out of approximately 2,004,000 total rentable square feet.

(36)	Subsequent to December 31, 2010, Borders announced they may close certain stores.

Residential Lots
     As of December 31, 2010, CREC, Temco Associates (“Temco”) and CL Realty, L.L.C. (“CL Realty”) owned the following projects which are being developed, or planned to be developed, into residential communities (see Note 4 of Notes to Consolidated Financial Statements). Information in the table represents total amounts for the development as a whole, not the Company’s share. Cost basis reflects the Company’s basis for consolidated properties and the venture’s basis for joint venture properties. In some cases, the Company’s share of a venture’s basis may be different than the Company’s investment due to capitalization of costs and impairments at the Company’s investment level.

		Estimated	Estimated	Developed	Lots Sold	Total	Remaining	Cost
	Year	Project Life	Total Lots to	Lots in	in Current	Lots	Lots to be	Basis
Description	Commenced	(In Years)	be Developed (1)	Inventory	Year	Sold	Sold	($000)
CREC (Consolidated)

The Lakes at Cedar Grove	2001	20	906	48	25	727	179	$4,651
Fulton County Suburban Atlanta, GA

Callaway Gardens (50% owned) (2) (3)	2006	10	559	101	10	30	529	15,600
Harris County Pine Mountain, GA

Blalock Lakes (3)	2006	14	154	86	1	19	135	39,647
Coweta County Suburban Atlanta, GA

Longleaf at Callaway (3)	2002	10	138	13	—	125	13	384
Harris County Pine Mountain, GA

River’s Call	1999	13	107	12	1	95	12	468
East Cobb County Suburban Atlanta, GA

Tillman Hall	2008	5	29	23	2	6	23	2,653
Gwinnett County Suburban Atlanta, GA

Total Consolidated			1,893	283	39	1,002	891	63,403

Temco (50% owned) Bentwater	1998	13	1,676	5	—	1,671	5	16
Paulding County Suburban Atlanta, GA

The Georgian (75% owned)	2003	24	1,385	259	—	288	1,097	23,673
Paulding County Suburban Atlanta, GA

Seven Hills	2003	17	1,081	331	2	636	445	16,699
Paulding County Suburban Atlanta, GA

Harris Place	2004	10	27	9	—	18	9	652
Paulding County Suburban Atlanta, GA

Total Temco			4,169	604	2	2,613	1,556	41,040

CL Realty (50% owned) Long Meadow Farms (37.5% owned)	2003	16	2,083	65	86	693	1,390	12,800
Fort Bend County Houston, TX

Summer Creek Ranch	2003	21	1,274	187	—	796	478	5,067
Tarrant County Fort Worth, TX

Bar C Ranch	2004	20	1,199	82	40	232	967	7,113
Tarrant County Fort Worth, TX

Summer Lakes	2003	16	1,123	157	20	345	778	7,121
Fort Bend County Rosenberg, TX

Southern Trails (80% owned)	2005	11	1,027	59	80	452	575	18,558
Brazoria County Pearland, TX

Village Park	2003	12	567	—	17	356	211	6,407
Collin County McKinney, TX

Manatee River Plantation	2003	10	457	109	—	348	109	2,604
Manatee County Tampa, FL

Stonewall Estates (50% owned)	2005	9	382	15	41	261	121	4,918
Bexar County San Antonio, TX

Stillwater Canyon	2003	11	335	6	—	225	110	2,325
Dallas County DeSoto, TX

Creekside Oaks	2003	11	301	130	46	171	130	2,855
Manatee County Bradenton, FL

Residential Lots (continued)

		Estimated	Estimated	Developed	Lots Sold	Total	Remaining	Cost
	Year	Project Life	Total Lots to	Lots in	in Current	Lots	Lots to be	Basis
Description	Commenced	(In Years)	be Developed (1)	Inventory	Year	Sold	Sold	($000)
CL Realty (50% owned)

Waterford Park	2005	12	210	—	—	—	210	$8,524
Fort Bend County Rosenberg, TX

Village Park North	2005	10	189	8	—	71	118	2,387
Collin County McKinney, TX

Bridle Path Estates	2004	10	87	—	—	—	87	3,016
Hillsborough County Tampa, FL

West Park	2005	13	84	—	—	21	63	5,332
Cobb County Suburban Atlanta, GA

Total CL Realty			9,318	818	330	3,971	5,347	89,027

Total			15,380	1,705	371	7,586	7,794	$193,470

Company’s Share of Total			7,335	881	155	3,916	3,419	$110,592

Company’s Weighted Average Ownership			48%	52%	42%	52%	44%	57%

(1)	This estimate represents the total projected development capacity for a development on owned land. The numbers shown include lots currently developed or to be developed over time, based on management’s current estimates, and lots sold to date from inception of development.

(2)	Callaway Gardens is owned in a joint venture which is consolidated with the Company. The partner is entitled to a share of the profits after the Company’s capital is recovered.

(3)	All lots at Longleaf at Callaway and certain lots at Callaway Gardens and Blalock Lakes are sold to a homebuilding venture, of which the Company is a joint venture partner. As a result of this relationship, the Company defers some or all profits until houses are built and sold, rather than at the time lots are sold, as is the case with the Company’s other residential developments.
Land Held
     As of December 31, 2010, the Company owned or controlled the following land holdings either directly or indirectly through venture arrangements. The Company evaluates its land holdings on a regular basis and may develop, ground lease or sell portions of the land holdings if opportunities arise. Information in the table represents total amounts for the developable land area as a whole, not the Company’s share. Cost basis reflects the Company’s basis for consolidated properties and the venture’s basis for joint venture properties. In some cases, the Company’s share of a venture’s basis may be different than the Company’s investment due to capitalization of costs and impairments at the Company’s investment level. See Note 4 of Notes to Consolidated Financial Statements for further information related to investments in unconsolidated joint ventures.

		Company’s	Developable		Cost
		Ownership	Land Area	Year	Basis
Description and Location	Zoned Use	Interest	(Acres)	Acquired	($000)
COMMERCIAL INVESTMENTS

Round Rock Land Austin, TX	Retail and Commercial	100%	60	2005	$17,115	(1)

Terminus Atlanta, GA	Mixed Use	100%	4	2005	12,651	(1)

615 Peachtree Street Atlanta, GA	Mixed Use	100%	2	1996	12,492	(1)

Wildwood Office Park Suburban Atlanta, GA	Office and Commercial	50%	36	1971-1989	21,186

Land Adjacent to The Avenue Forsyth Suburban Atlanta, GA	Retail	94%(2)	15	2007	10,442	(1)

King Mill Distribution Park Suburban Atlanta, GA	Industrial	100%	86	2005	10,089	(1)

Lakeside Ranch Business Park Dallas, TX	Industrial and Commercial	100%(3)	51	2006	9,821	(1)

Jefferson Mill Business Park Suburban Atlanta, GA	Industrial and Commercial	100%	117	2006	9,196	(1)

549 / 555 / 557 Peachtree Street Atlanta, GA	Mixed Use	100%	1	2004/2009	8,794	(1)

North Point Suburban Atlanta, GA	Mixed Use	100%	42	1970-1985	6,519	(1)

Research Park V Austin, TX	Commercial	100%	6	1998	4,963	(1)

Land Held (continued)

		Company’s		Developable		Cost
		Ownership		Land Area	Year	Basis
Description and Location	Zoned Use	Interest		(Acres)	Acquired	($000)
Lancaster
Dallas, TX	Industrial	100	%(3)	47	2007	$4,844	(1)
Land Adjacent to The Avenue Murfreesboro
Suburban Nashville, TN	Retail	50%		6	2006	4,099
Land Adjacent to The Avenue Carriage Crossing
Suburban Memphis, TN	Retail	100	%(3)	2	2004	1,969	(1)
Wildwood Office Park
Suburban Atlanta, GA	Mixed Use	100%		23	1971-1989	1,014	(1)
Land Adjacent to The Avenue Webb Gin
Suburban Atlanta, GA	Retail	100%		2	2005	946	(1)
Land Adjacent to Highland City Town Center
Lakeland, FL	Mixed Use	51	%(3)	56	2010	5,458
Land Adjacent to The Shops of Lee Village
Suburban Nashville, TN	Retail	51	%(3)	6	2010	1,944

TOTAL COMMERCIAL INVESTMENTS				562		143,542

RESIDENTIAL INVESTMENTS
Blalock Lakes
Suburban Atlanta, GA	Residential	100%		1,205	2008	9,650	(1)
Paulding County
Suburban Atlanta, GA	Residential and Mixed Use	50%		5,731	2005	14,846
Padre Island
Corpus Christi, TX	Residential and Mixed Use	50%		15	2005	7,545
Handy Road Associates, LLC
Suburban Atlanta, GA	Large Lot Residential	50%	(3)	1,187	2004	3,374	(1)
Summer Creek Ranch
Forth Worth, TX	Residential and Mixed Use	50%		71	2002	—	(4)
Long Meadow Farms
Houston, TX	Residential and Mixed Use	19%		105	2002	—	(4)
Seven Hills
Suburban Atlanta, GA	Residential and Mixed Use	50%		112	2002-2005	—	(4)
Waterford Park
Rosenberg, TX	Commercial	50%		90	2005	—	(4)
Village Park
McKinney, TX	Residential	50%		2	2003-2005	—	(4)

TOTAL RESIDENTIAL INVESTMENTS				8,518		35,415

TOTAL LAND HELD				9,080		$178,957

(1)	The cost basis of these consolidated properties aggregates to $123,879,000, as reflected on the Consolidated Balance Sheet.

(2)	Ownership percentage reflects blended ownership. A portion of the developable land area is owned 100% by the Company and a portion is owned 88.5% by a consolidated joint venture.

(3)	This project is owned through a joint venture with a third party who has contributed equity, but the equity ownership and the allocation of the results of operations and/or gain on sale most likely will be disproportionate.

(4)	These residential communities have adjacent land that may be sold to third parties in large tracts for residential, multi-family or commercial development. The cost basis of these tracts and the lot inventory are included on the Residential Lots schedule above.

For-Sale Multi-Family Residential Units
          The following provides information regarding the Company’s investments in For-Sale Multi-Family Residential projects at December 31, 2010.

	Total
	Units	Units Sold	Total	Remaining	Cost
	Developed /	in Current	Units	Units to be	Basis
	Purchased	Year	Sold	Sold	($000)
10 Terminus Place (1)
Atlanta, GA	137	75	130	7	$2,561
60 North Market (2)
Asheville, NC	28	5	28	—	433

TOTAL CONSOLIDATED
FOR-SALE MULTI-FAMILY UNITS	165	80	158	7	$2,994

(1)	The total units sold does not include two units that closed but do not qualify as sales under applicable accounting standards.

(2)	The project includes 9,224 square feet of for-sale commercial retail space. The commercial retail units are not included in the unit totals above but are included in the cost basis. None of the commercial retail units have been sold as of December 31, 2010.
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
Item 4. Reserved
Item X. Executive Officers of the Registrant
          The Executive Officers of the Registrant as of the date hereof are as follows:

Name	Age	Office Held
Lawrence L. Gellerstedt, III	54	President and Chief Executive Officer
R. Dary Stone	57	Vice Chairman of the Company
Gregg D. Adzema	46	Executive Vice President and Chief Financial Officer
Michael I. Cohn	51	Executive Vice President — Retail Investments, Leasing and Asset Management
Craig B. Jones	59	Executive Vice President and Chief Investment Officer
John S. McColl	48	Executive Vice President — Development, Office Leasing and Asset Management
J. Thad Ellis	50	Senior Vice President — Client Services
John D. Harris, Jr.	51	Senior Vice President, Chief Accounting Officer and Assistant Secretary
Robert M. Jackson	43	Senior Vice President, General Counsel and Corporate Secretary

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
          Mr. Stone joined the Company in June 1999. Mr. Stone was President and Chief Operating Officer of the Company from February 2001 to January 2002 and was a Director of the Company from 2001 to 2003. Effective January 2002, he relinquished the positions of President and Chief Operating Officer and assumed the position of President — Texas. In February 2003, he became Vice Chairman of the Company. On February 15, 2011, Mr. Stone was nominated by the Board of Directors to be a Director of the Company effective March 2, 2011, and is therefore relinquishing his role as Vice Chairman of the Company.
          Mr. Adzema joined the Company in November 2010 as Executive Vice President and Chief Financial Officer. From October 2009 until November 2010, he served as the Chief Investment Officer of Hayden Harper Inc., an investment advisory and hedge fund group. From August 2005 to September 2008, he was Executive Vice President — Investments with Grubb Properties, Inc., a real estate development, construction and management company. From September 1996 to February 2005, Mr. Adzema served in various positions, most recently as Executive Vice President and Chief Financial Officer, at Summit Properties, Inc., which was acquired by Camden Property Trust in February 2005.
          Mr. Cohn joined the Company in August 2010 as Executive Vice President — Retail Investments, Leasing and Asset management. From October 2002 to July 2010, he was Senior Managing Director for Faison Southeast.
          Mr. Jones joined the Company in November 1992 and became Senior Vice President in November 1995 and President of the Office Division in September 1998. He became Executive Vice President and Chief Administrative Officer in August 2004 and served in that capacity until December 2006, when he assumed the role of Executive Vice President and Chief Investment Officer.
          Mr. McColl joined the Company in April 1996 as Vice President. He joined the Cousins/Richmond Division in February 1997 and was promoted in May 1997 to Senior Vice President of the Company. The Cousins/Richmond Division merged with the Office Division in 2000. He was promoted to Executive Vice President — Development, Office Leasing and Asset Management in February 2010.
          Mr. Ellis joined the Company in August 2006 as Senior Vice President — Client Services. Prior to 2006, for at least five years, Mr. Ellis was Managing Director of CarrAmerica Corporation’s Atlanta office.
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
          Mr. Jackson joined the Company in December 2004 as Senior Vice President, General Counsel and Corporate Secretary. From February 1996 to December 2004, he was an associate and then a partner with Troutman Sanders LLP, an Atlanta-based, international law firm.

PART II
Item 5. Market for Registrant’s Common Stock and Related Stockholder Matters
Market Information
          The high and low sales prices for the Company’s common stock and dividends declared per common share (the 2010 and the June, September and December 2009 dividends were paid in a combination of stock and cash) were as follows:

	2010 Quarters				2009 Quarters
	First	Second	Third	Fourth	First	Second	Third	Fourth
High	$8.68	$8.67	$7.36	$8.44	$14.10	$10.79	$10.95	$8.58
Low	$6.70	$6.66	$6.00	$6.86	$5.85	$6.11	$7.30	$6.83
Dividends Declared	$0.09	$0.09	$0.09	$0.09	$0.25	$0.25	$0.15	$0.09
Payment Date	3/15/10	6/18/10	9/17/10	12/17/10	2/23/09	6/5/09	9/16/09	12/11/09
Holders
          The Company’s common stock trades on the New York Stock Exchange (ticker symbol CUZ). On February 24, 2011, there were 1,003 common stockholders of record.
Purchases of Equity Securities
          For information on the Company’s equity compensation plans, see Note 6 of the accompanying consolidated financial statements, which is incorporated herein by reference.
          The Company purchased the following common shares outside of its publicly-announced repurchase plan:

	Total Number
	of Shares	Average Price
	Purchased (1)	Paid per Share (1)
October 1 — 31	—	$—
November 1 — 30	—	—
December 1 — 31	7,691	8.16

	7,691	$8.16

(1)	The purchases of equity securities that occur outside the plan relate to shares remitted by employees as payment for option exercises or income taxes due. Activity for the fourth quarter 2010 related to the remittances of shares for income taxes due for restricted stock vesting.
          On May 6, 2006, the Board of Directors of the Company authorized a common stock repurchase plan of up to 5,000,000 shares, which is in effect through May 9, 2011. The Company repurchased 878,500 shares under this plan, leaving 4,121,500 available to be purchased under this plan. In total, the Company has repurchased 3,570,082 shares of common stock at an average price of $24.32. There were no repurchases of common stock during the fourth quarter of 2010.
     On November 10, 2008, the common stock repurchase plan was expanded to include authorization to repurchase up to $20 million of Preferred Shares. This program was expanded on November 18, 2008 to include all 4,000,000 shares of both of the Company’s Preferred A and Preferred B (totaling 8,000,000 shares). The Company has repurchased 1,215,090 preferred shares under this plan at an average price of $12.99, and no purchases occurred during the fourth quarter of 2010.
Performance Graph
          The following graph compares the five-year cumulative total return of the Company’s Common Stock with the S&P 500 Index, NYSE Composite Index and FTSE NAREIT Equity Index. The graph assumes a $100 investment in each of the indices on January 1, 2006 and the reinvestment of all dividends.

	Period Ending
Company/Market/Peer Group	12/31/2005	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010
Cousins Common Stock	$100.00	$142.96	$94.17	$63.13	$40.17	$45.49
S&P500 Index	$100.00	$115.79	$122.16	$76.96	$97.33	$111.99
NYSE Composite Index	$100.00	$120.47	$131.15	$79.67	$102.20	$115.88
FTSE NAREIT Equity Index	$100.00	$135.06	$113.87	$70.91	$90.76	$116.12

Item 6. Selected Financial Data
     The following selected financial data sets forth consolidated financial and operating information on a historical basis. This data has been derived from the Company’s consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto. In all four quarters of 2010 and in the last three quarters of 2009, the common stock dividends were paid in a combination of cash and stock. The following table reflects the total dividend, both cash and stock, paid.

	For the Years Ended December 31,
	2010	2009	2008	2007	2006
		($ in thousands, except per share amounts)
Rental property revenues	$143,472	$139,504	$136,892	$103,443	$79,331
Fee income	33,420	33,806	47,662	36,314	35,465
Residential lot, multi-family and outparcel sales	50,385	38,262	15,437	9,969	40,418
Interest and other	1,229	2,972	4,149	6,567	1,619

Total revenues	228,506	214,544	204,140	156,293	156,833

Rental property operating expenses	58,973	63,382	54,501	44,665	33,362
Depreciation and amortization	59,111	53,350	50,271	37,387	29,122
Residential lot, multi-family and outparcel cost of sales	37,716	30,652	11,106	7,685	32,154
Interest expense	37,180	39,888	28,257	8,565	11,119
Impairment loss	2,554	40,512	2,100	—	—
General, administrative and other expenses	57,668	65,854	64,502	60,632	61,401

Total expenses	253,202	293,638	210,737	158,934	167,158

Loss on extinguishment of debt and interest rate swaps, net	(9,827)	(2,766)	—	(446)	(18,207)
Benefit (provision) for income taxes from operations	1,079	(4,341)	8,770	4,423	(4,193)
Income (loss) from unconsolidated joint ventures, including impairment losses	9,493	(68,697)	9,721	6,096	173,083
Gain on sale of investment properties, net of applicable income tax provision	1,938	168,637	10,799	5,535	3,012

Income (loss) from continuing operations	(22,013)	13,739	22,693	12,967	143,370

Discontinued operations	9,980	15,808	2,232	21,611	93,451

Net income (loss)	(12,033)	29,547	24,925	34,578	236,821
Net income attributable to noncontrolling interests	(2,540)	(2,252)	(2,378)	(1,656)	(4,130)

Preferred dividends	(12,907)	(12,907)	(14,957)	(15,250)	(15,250)

Net income (loss) available to common stockholders	$(27,480)	$14,388	$7,590	$17,672	$217,441

Net income (loss) from continuing operations attributable to controlling interest per common share — basic	$(0.37)	$(0.02)	$0.10	$(0.08)	$2.44

Net income (loss) per common share — basic	$(0.27)	$0.22	$0.15	$0.34	$4.27

Net income (loss) from continuing operations attributable to controlling interest per common share — diluted	$(0.37)	$(0.02)	$0.10	$(0.07)	$2.35

Net income (loss) per common share — diluted	$(0.27)	$0.22	$0.15	$0.33	$4.13

Dividends declared per common share	$0.36	$0.74	$1.36	$1.48	$4.88

Total assets (at year-end)	$1,371,282	$1,491,552	$1,693,795	$1,509,611	$1,196,753
Notes payable (at year-end)	$509,509	$590,208	$942,239	$676,189	$315,149
Stockholders’ investment (at year-end)	$760,079	$787,411	$466,723	$554,821	$625,915
Common shares outstanding (at year-end)	103,392	99,782	51,352	51,280	51,748

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis should be read in conjunction with the Selected Financial Data and the Consolidated Financial Statements and Notes.
Overview of 2010 Performance and Company and Industry Trends.
     As the Company entered 2010, the economic environment continued to be uncertain, but showed signs of stabilizing. With this in mind, management established priorities for the Company in 2010 to address the uncertainties and the opportunities presented by the economy. These priorities included (1) continuing to strengthen the balance sheet, (2) focusing on core operations that drive revenues and profitability, (3) monetizing non-core assets prudently, (4) beginning to invest capital opportunistically but with discipline, and (5) operating the Company more simply and efficiently. The Company made progress in each of these focus areas in 2010, and as a result, management believes that the Company is better positioned for the challenges of 2011 and beyond.
     With respect to the balance sheet, management was able to reduce overall leverage primarily through the sale of non-core assets. The Company began the year with consolidated debt of $590 million which represented 40% of total market capitalization. At year end, consolidated debt decreased to $510 million and the debt to total market capitalization ratio decreased to 33%. The active, but opportunistic, sale of assets was the primary reason for the improvement in leverage.
     For the year, the Company sold $172.8 million in assets. The largest single asset sale was San Jose MarketCenter, which generated $85.0 million in gross proceeds. In addition, the Company generated $39.5 million from the sale of land tracts and ground leased outparcels, $34.8 million from the sale of for-sale multi-family units and $10.3 million from the sale of residential lots. The Company also sold 8995 Westside Parkway for $3.2 million.
     The Company also reduced its exposure to near-term maturities during 2010 by refinancing two consolidated mortgage loans, extending an unconsolidated construction loan and refinancing another unconsolidated mortgage loan. One of the consolidated mortgage loans was a $180 million mortgage loan on Terminus 100, which was scheduled to mature in 2012. The Company refinanced this loan by reducing the principal amount to $140 million, reducing the interest rate from a fixed annual rate of 6.13% to 5.25% and extending the maturity date to 2023. The other consolidated loan was a $22.3 million mortgage note on Meridian Mark Plaza which was scheduled to mature in September 2010. The Company refinanced this loan by increasing the principal amount to $27 million, reducing the interest rate from a fixed annual rate of 8.27% to 6.00% and extending the maturity date to 2020. In addition, the $104 million construction loan in the CF Murfreesboro Associates venture that was scheduled to mature in July 2010 was extended to 2013, and the Company replaced a $34.5 million, 8.39% mortgage loan at its CP Venture Five LLC joint venture that matured in 2010 with a $36.6 million, 4.52% mortgage loan that matures in 2017.
     The Company also renegotiated its Credit Facility in 2010. In exchange for a reduction in the overall capacity of the facility from $600 million to $350 million and an increase in the spread it pays over LIBOR, the Company modified certain financial and operating covenants to, among other things, provide more flexibility in its ability to sell assets.
     In 2010, the Company also changed its investment in Terminus 200. The Company reduced its interest in Terminus 200 from 50% to 20%, paid its $17.25 million loan guarantee, committed to invest an additional $5.6 million into the project and extended the loan from 2011 to 2013. Subsequent to this change, Terminus 200’s percent leased increased from 9% at the beginning of 2010 to 67% at year end.
     With respect to the Company’s objective of focusing on core operations, the Company made progress leasing its vacant space. In a still-challenging leasing environment, the Company increased its percent leased at its office properties from 87% at the beginning of the year to 91% at year end. Retail properties percentage leased increased from 82% to 86% (when San Jose MarketCenter is excluded from beginning of year statistics) and industrial properties increased from 51% to 96%. An added benefit from increased retail leasing was a reduction in the Company’s exposure to co-tenancy clauses in various retail leases. Leases subject to co-tenancy issues decreased from 181,000 square feet at the beginning of the year to 16,000 square feet at year-

end, representing less than 1% of total retail square footage. This leasing activity also caused rental property revenues less rental property operating expenses to increase $9.0 million across the Company’s portfolio of consolidated and joint venture properties in 2010. The Company expects additional increases in 2011 as revenues commence on certain space leased in 2010.
     The Company’s fee income in 2010 remained consistent with that of 2009 in spite of the loss of slightly over 2 million square feet of management and/or leasing contracts from its third party business. The loss in the related fees was offset by management and leasing fees from our Terminus 200 joint venture and development fees from two new engagements.
     In addition to the additional investments the Company made in Terminus 100 and Terminus 200 discussed above, at the end of 2010, the Company was able to deploy capital in an attractive investment opportunity. The Company invested $14.9 million of equity in a joint venture that owns four Publix-anchored shopping centers in the Southeast. The Company’s investment capital was used to help its joint venture partner restructure indebtedness on the properties. In exchange, the Company will receive a preference on operating cash flows and cash flows from the sale or refinancing of the properties.
     The Company was able to accomplish its goals while reducing its overall personnel costs and with more efficient management of expenses. During 2010, the Company reduced its non-property personnel by approximately 12% which, combined with expense management activities from 2009, caused non-property salary expense to decrease by 15% in 2010. The Company expects overall general and administrative expenses for 2011 to be lower than those of 2010 based on these and additional expense management initiatives. Management continues to evaluate all of its general and administrative expenses as the Company’s business and economic conditions change.
     Looking into 2011, management expects the Company to continue to liquidate its non-strategic land, residential lot and industrial holdings to further improve its financial position. Management also believes that the Company can continue to lease its vacant office and retail space. Management will continue to search for opportunities to invest in real estate projects, and these investments may take the form of underperforming office or retail projects in need of capital to complete and in need of leasing and asset management expertise to lease and operate efficiently. There is no guarantee that any of these opportunities will materialize or that the Company will be able to take advantage of such opportunities.
Critical Accounting Policies.
     The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) as outlined in the Financial Accounting Standards Board Accounting Standards Codification (“ASC”), and the Notes to Consolidated Financial Statements include a summary of the significant accounting policies for the Company. A critical accounting policy is one which is both important to the portrayal of a company’s financial condition and results of operations and requires significant judgment or complex estimation processes. The Company is in the business of developing, owning and managing office, retail and industrial real estate properties, selling multi-family residential units, and developing single-family residential communities which are parceled into lots and sold to various home builders. The Company’s critical accounting policies relate to its long-lived assets, including cost capitalization, depreciation and amortization, and impairment of long-lived assets (including investments in unconsolidated joint ventures); revenue recognition, including residential lot sales, land tract sales, multi-family residential unit sales and valuation of receivables; income tax valuation allowances; and accounting for investments in non-wholly owned entities.
Long-Lived Assets
     Cost Capitalization. The Company is involved in all stages of real estate development. The Company expenses predevelopment costs on a project until the project becomes probable (defined as more likely than not) that it will be developed. After management determines the project is probable, all subsequently incurred predevelopment costs, as well as interest, real estate taxes and certain internal personnel and associated costs directly related to the project under development, are capitalized in accordance with accounting rules. If the Company abandons development of a project that had earlier been deemed probable, the Company charges all previously capitalized costs to expense. If this occurs, the Company’s predevelopment expenses could rise significantly in that period because all capitalized predevelopment costs associated with that project would be charged to expense in the period that this change occurs. The Company had approximately $7.0 million of capitalized predevelopment assets and earnest money as of December 31, 2010.
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
     The Company generally amortizes tenant costs over the lease term. In certain situations, the tenant may not fulfill its commitments under its lease, and the estimated amortization period of those tenant assets could change. In recent years, some of the Company’s retail tenants have experienced bankruptcy or have modified the terms of their lease, which resulted in accelerated amortization of tenant costs or a change in the amortization period, thereby directly affecting the current year’s net income.
     Impairment of Long-Lived Assets — Real Estate Assets. On a quarterly basis, management reviews its real estate assets for impairment indicators that include, but are not limited to, a decline in a property’s leasing percentage, a current period operating loss or negative cash flows combined with a history of losses at the property, a decline in lease rates or market sales prices, an adverse change in tenants’ industries or other changes in the market. If management determines that indicators of impairment are present, management performs a further analysis to determine whether an impairment loss is required. With the recent decline in the housing market and the overall economic downturn, management determined that indicators of impairment were present on several of the Company’s real estate assets. Therefore, the Company evaluated these assets for recoverability. These analyses require significant judgment on the part of management. First, a determination of the intent and ability to hold these assets affects the type of analyses performed. If an asset is considered to be “held for use,” as described in accounting guidance, the recoverability of the asset is assessed based on the future undiscounted cash flows to be generated by the asset. If the sum of the undiscounted cash flows is less than the carrying value of the asset, the asset is determined to be impaired, and the impairment loss is measured as the amount by which the carrying amount exceeds the project’s fair value. If an asset is considered to be “held for sale,” as described in accounting guidance, the asset is carried at the lower of its carrying amount or its fair value less costs to sell. The Company performs real estate valuation assessments based on current and future market conditions utilizing assumptions which could differ materially from actual results. These assumptions are highly subjective and susceptible to frequent change. Several examples of these assumptions are enumerated in the next paragraph.
     In analyzing the cash flows and fair value of assets with indicators of impairment, management estimates future market rental rates, cash outlays to generate leases, market capitalization rates for residual values and makes various other estimates. For residential developments, management estimates sales prices, costs to complete development, carry costs and other project level cash flows. Management reviews similar products in the market in which its assets are held and adjusts its hold period, sales volume, pricing and other factors as it deems necessary. The cyclical nature of the real estate industry, the high levels of existing inventories in the locations of the Company’s assets, consumer confidence, retailer health, employment levels and additional factors, all enter into management’s judgment during this analysis. In addition, the expected use of the Company’s assets could change over time as management obtains more information or adjusts its strategy. In addition, the discount rates utilized to estimate the fair value of assets can vary greatly based on the risk associated with the asset, which normally is affected by the type of project, the stage of its life cycle and the location of the asset. The fair value of an asset can materially change if the discount rate changes.
     The Company recorded impairment charges on several of its real estate projects and certain other assets in the last three years. See Notes 4 and 5 of Notes to Consolidated Financial Statements for further information.

Management does not believe any of its other assets are impaired as of December 31, 2010, but will continue to monitor the state of the economy, the validity of the estimates utilized in the Company’s impairment analyses and the anticipated use and hold period of its assets.
     Impairment of Long-Lived Assets — Investments in Joint Ventures. Additionally, management performs an impairment analysis of the recoverability of its investments in joint ventures in accordance with accounting rules. At each reporting period, management reviews its investments in joint ventures for indicators of impairment. If indicators of impairment are present for any of the Company’s investments in joint ventures, management calculates the fair value of the investment. If the fair value of the investment is less than the carrying value of the investment, management must determine whether the impairment is temporary or other than temporary, as defined. If management assesses the impairment to be temporary, the Company does not record an impairment charge. If management concludes that the impairment is other than temporary, the Company records an impairment charge. The Company recorded impairment charges for several of its investments in joint ventures in 2009. See Note 5 of Notes to Consolidated Financial Statements for more information.
     Management uses considerable judgment in determining whether there are indicators of impairment present and in the assumptions used in calculating the fair value of the investment. Management also uses judgment in making the determination as to whether the impairment is temporary or other than temporary. The Company utilizes guidance provided by the SEC in making the determination of whether the impairment is temporary. The guidance indicates that companies consider the length of time that the impairment has existed, the financial condition of the joint venture and the ability and intent of the holder to retain the investment long enough for a recovery in market value. Considerable judgment is required by management to make these determinations. If management incorrectly concludes that an impairment is temporary, the Company’s financial statements may not include an impairment charge that would have had an adverse impact on its results of operations. Likewise, if management changes its previous conclusion and determines an impairment to be other than temporary, the Company could be required to record a significant impairment charge.
Revenue Recognition
     Residential Lot, For-Sale Multi-family and Land Tract Sales. When selling a lot, multi-family unit or land tract, a gross profit percentage is calculated. These percentages are calculated based on estimated sales prices and the estimated costs of the development. Markets for certain products can change over time as the project is selling, and therefore historical sales prices may not be indicative of the project’s prices over its lifetime. Also sales may not occur at a consistent or predictable rate. Therefore, sales price estimates made by management require a high degree of estimation. In addition, the state of the housing market in some of the areas in which the Company operates remain generally depressed, and the severity and duration of this cannot be predicted. Past estimates and assumptions may not have captured the magnitude of this decline.
     Also included in the estimate of gross profit percentage is the overall cost of the project. Management must estimate the costs to complete the development of the residential or for-sale multi-family projects or the cost of the land tract improvements. If the Company’s estimated lot, unit or land tract sales prices, timing of sales or costs of development, or any of the other underlying assumptions were to be revised or be rendered inaccurate, it could affect the overall profit recognized on these sales.
     Valuation of Receivables. Receivables, including straight-line rent receivables, are reported net of an allowance for doubtful accounts and may be uncollectible in the future. The Company reviews its receivables regularly for potential collection problems in computing the allowance to record against its receivables. This review process requires management to make certain judgments regarding collectibility, notwithstanding the fact that ultimate collections are inherently difficult to predict. A change in the judgments made could result in an adjustment to the allowance for doubtful accounts with a corresponding effect on net income. Current economic conditions have affected certain of the Company’s tenants, which in some cases have led to store closings, lease adjustments, bankruptcies and other changes in the lease terms. This pattern could continue and future information, which previously has been difficult to predict, can change past judgments regarding collectibility and, additionally, certain receivables currently deemed collectible could become uncollectible.
Income Taxes — Valuation Allowance
     Judgment is required in estimating valuation allowances for deferred tax assets. In accordance with accounting rules, a valuation allowance is established against a deferred tax asset if, based on the available evidence, it is not more likely than not that such assets will be realized. The realization of a deferred tax asset ultimately depends on the existence of sufficient taxable income in either the carryback or carryforward periods under tax law. The Company periodically assesses the need for valuation allowances for deferred tax assets based on the more-likely-than-not realization threshold criterion. In the assessment, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, its experience with operating loss and tax credit carryforwards and tax planning alternatives.
Accounting for Non-Wholly Owned Entities
     The Company holds ownership interests in a number of joint ventures with varying structures. Management evaluates all of its joint ventures and other variable interests to determine if the entity is a variable interest entity (“VIE”), as defined in accounting rules. If the venture is a VIE, and if management determines that the Company is the primary beneficiary, the Company consolidates the assets, liabilities and results of operations of the VIE. The Company reassesses its conclusions as to whether the entity is a VIE and whether consolidation is appropriate as required under the rules.
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
     If the Company’s judgment as to the existence of a VIE, the primary beneficiary of the VIE, and the extent of influence and control over a non-VIE is incorrect, the presentation on the balance sheet and the way the results of operations were reflected could be incorrect. In addition, the conclusion of whether or not an entity should be consolidated can change as reconsideration events occur. As time passes from the formation of an entity, the expected results of the entity can vary, which also could change the allocation to the partners. Different conclusions may be reached in the future depending on market conditions, and certain joint ventures not previously consolidated could become consolidated entities and vice versa.
     The Company recognizes on its Consolidated Balance Sheets the partner’s share of non-wholly owned entities which the Company consolidates. The noncontrolling partner’s share of current operations is reflected in Net Income Attributable to Noncontrolling Interest on the Consolidated Statements of Operations. The Company has several joint venture agreements that contain provisions requiring the Company to purchase the noncontrolling interest at fair value upon demand or at a future date. These noncontrolling interests with redemption features, or redeemable noncontrolling interests, are reflected at fair value in a separate line item on the Company’s Consolidated Balance Sheets. The Company records the difference between cost and fair value of redeemable noncontrolling interests as an adjustment to Equity as changes in fair value occur.
     Contributions to unconsolidated joint ventures are recorded as Investments in Unconsolidated Joint Ventures. This account is subsequently adjusted for the Company’s share of income or loss from unconsolidated joint ventures, as well as contributions and distributions to and from the entities. Any difference between the carrying amount of these investments on the Company’s balance sheet and the underlying equity in net assets on the joint venture’s balance sheet is adjusted as the related underlying assets are depreciated, amortized or sold.
Discussion of New Accounting Pronouncement.
     The Company adopted new guidelines effective January 1, 2010, which modified how a company determines when an entity that is insufficiently capitalized or is not controlled through voting or similar rights should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. An ongoing reassessment of whether a company is the primary beneficiary of a VIE, and additional disclosures about a company’s involvement in VIEs, including any significant changes in risk exposure due to that involvement, is required. These new guidelines did not have a material impact on the Company’s financial condition, results of operations or cash flows.

Results of Operations For The Three Years Ended December 31, 2010.
     General. The Company’s financial results have historically been significantly affected by sale transactions and the fees generated by, and start-up operations of, real estate developments. These types of transactions and developments do not necessarily recur. Accordingly, the Company’s historical financial statements may not be indicative of future operating results.
     Rental Property Revenues. Summary. Overall, rental property revenues increased approximately $4.0 million (3%) between 2010 and 2009 and increased approximately $2.6 million (2%) between 2009 and 2008.
Comparison of Year Ended December 31, 2010 to 2009.
     Office — Rental property revenues from the office portfolio increased $780,000 (1%) between the 2010 and 2009 periods as a result of the following:
•	Increase of $4.6 million in 2010 related to 191 Peachtree Tower, where average economic occupancy increased from 61% in 2009 to 75% in 2010;

•	Decrease of $2.4 million in 2010 from the American Cancer Society Center (the “ACS Center”), where average economic occupancy decreased from 92% in 2009 to 85% in 2010. This decrease was mainly the result of the expiration of the 139,000 square foot AT&T lease in the third quarter of 2009; and

•	Decrease of $752,000 in 2010 from Terminus 100 due to a decrease in revenues from retail tenants, a decrease in parking revenues and an adjustment to tenant recovery revenues caused by a decrease in recoverable expenses.
     Retail — Rental property revenues from the retail portfolio increased $1.3 million (4%) between the 2010 and 2009 periods as a result of the following:
•	Increase of $2.6 million in 2010 from The Avenue Forsyth, where average economic occupancy increased from 58% in 2009 to 70% in 2010; and

•	Decrease of $944,000 in 2010 related to The Avenue Webb Gin, mainly due to the sale of four leased outparcels during 2010.
     Industrial — Rental property revenues from the industrial portfolio increased $1.8 million (58%) between 2010 and 2009 as a result of the following:
•	Increase of $771,000 from Jefferson Mill Business Park Building A. This building is 100% leased to a single user and this lease commenced during 2010, which increased average economic occupancy from 0% in 2009 to 42% in 2010;

•	Increase of $661,000 from King Mill Distribution Park Building 3, where average economic occupancy increased from 58% in 2009 to 87% in 2010; and

•	Increase of $378,000 from Lakeside Ranch Business Park Building 20, where average economic occupancy increased from 48% in 2009 to 68% in 2010.
Comparison of Year Ended December 31, 2009 to 2008.
     Office — Rental property revenues from the office portfolio decreased $1.5 million (1%) between the 2009 and 2008 periods as a result of the following:
•	Decrease of $2.1 million at 191 Peachtree Tower, as average economic occupancy decreased from 80% in 2008 to 61% in 2009, mainly due to the December 2008 expiration of the Wachovia lease;

•	Decrease of $1.7 million from the ACS Center, due to a decrease in average economic occupancy from 99% in 2008 to 92% in 2009;

•	Increase of $2.0 million at One Georgia Center, as average economic occupancy increased from 68% in 2008 to 99% in 2009, due to the commencement of the Georgia Department of Transportation lease in 2008.
     Retail — Rental property revenues from the retail portfolio increased $3.9 million (15%) in 2009 compared to 2008 as a result of the following:

•	Increase of $2.5 million at The Avenue Forsyth, which opened in April 2008, related to increased average economic occupancy from 32% in 2008 to 58% in 2009;

•	Increase of $3.3 million at Tiffany Springs MarketCenter, which opened in July 2008, related to increased average economic occupancy from 29% in 2008 to 73% in 2009; and

•	Decrease of $1.8 million at The Avenue Carriage Crossing, where average economic occupancy decreased from 91% in 2008 to 84% in 2009.
     Rental Property Operating Expenses. Rental property operating expenses decreased approximately $4.4 million (7%) in 2010 compared to 2009 as a result of the following:
•	Decrease of $1.0 million in 2010 from Terminus 100 due to a decrease in bad debt expense, a decrease in parking costs and adjustments relating to 2008 operating expenses made during 2009;

•	Decrease of $1.3 million in 2010 from 191 Peachtree Tower due primarily to a decrease in bad debt expense during 2010 compared to 2009;

•	Decrease of $961,000 in 2010 from The Avenue Carriage Crossing due to a decrease in real estate tax expense based on an anticipated reduction in assessments, a reduction in insurance costs and a decrease in bad debt expense; and

•	Decrease of $657,000 in 2010 from The Avenue Webb Gin due mainly to a decrease in bad debt expense.
     Rental property operating expenses increased approximately $8.9 million (16%) in 2009 compared to 2008 as a result of the following:
•	Increase of $1.3 million at The Avenue Forsyth related to increased occupancy and increases in bad debt expense;

•	Increase of $1.2 million at Tiffany Springs MarketCenter related to a full year of operations and increased economic occupancy;

•	Increase of $354,000 at One Georgia Center, due to increased average economic occupancy;

•	Increase of $2.6 million at 191 Peachtree Tower, primarily due to increases in real estate taxes, non-recoverable tenant amenity expenses, marketing costs and bad debt expense; and

•	Increase of $2.8 million at Terminus 100, due partially to increased economic occupancy in 2009, an increase in bad debt expense and adjustments to true up estimates of various operating expenses to actual in both 2008 and 2009.
     Fee Income. Fee income is comprised of management fees, development fees, tenant construction management fees and leasing fees for services that the Company provides for joint ventures in which it has an ownership interest and for third party property owners. These amounts vary by years due to the number of contracts with ventures and third party owners and the development and leasing needs at the underlying properties. Amounts are expected to continue to vary in future years based on volume and composition of activities at the underlying properties and changes in the number of properties managed.
     Fee income decreased $386,000 (1%) between 2009 and 2010. Management fees, including amounts reimbursed, decreased approximately $1.7 million, due to changes in the mix of management contracts of third party properties between the years. Leasing fees increased approximately $1.2 million, mainly due to approximately $1.6 million of leasing fees recognized from the MSREF/Cousins Terminus 200 LLC (“MSREF/T200”) venture formed in 2010.
     Fee income decreased $13.9 million (29%) between the 2008 and 2009 periods. The majority of the decrease is due to a development fee of $13.5 million recognized in 2008, which was earned on a contract the Company assumed in an acquisition of an entity several years ago. Pursuant to the contract, the Company would share in certain proceeds if a project the acquired entity developed was sold. This project was sold in 2008, and the fee was earned by the Company. Management fees and leasing fees did not change significantly between 2009 and 2008.

     Multi-Family Residential Sales and Cost of Sales. Multi-family residential sales increased $3.6 million (12%) between 2010 and 2009. Cost of sales increased approximately $1.4 million (5%) between 2010 and 2009. The changes were due to the following:
•	Closed 75 units at 10 Terminus Place in 2010 compared to 42 units in 2009 resulting in a $16.7 million increase in sales and a $12.5 million increase in cost of sales;

•	Closed the five remaining residential units at 60 North Market in 2010 compared to 24 residential units in 2009 resulting in a decrease in sales of $6.2 million and in cost of sales of $5.7 million. The Company acquired this project in 2009 in satisfaction of a note receivable from the developer, and sold the majority of the units acquired during 2009. See section below on Impairment Loss for additional discussion of 60 North Market; and

•	Decrease of $6.9 million in sales and $5.3 million in cost of sales from The Brownstones at Habersham, discussed below.
     Multi-family residential sales increased $22.4 million between 2009 and 2008. Cost of sales increased approximately $18.3 million between 2009 and 2008. The changes were due to the following:
•	Closed 14 units and five completed building pads in 2009 at The Brownstones at Habersham project resulting in a $6.9 million increase in sales and a $5.3 million increase in cost of sales. The Company purchased this project in 2009 and sold all units in that same year;

•	Closed 42 units at 10 Terminus Place in 2009 compared to 13 units in 2008 resulting in a $7.5 million increase in sales and a $5.4 million increase in cost of sales; and

•	Closed 24 units at 60 North Market that increased sales by $8.0 million and cost of sales by $7.6 million.
     Residential Lot and Outparcel Sales and Cost of Sales. Residential lot and outparcel sales increased $8.5 million (115%) between 2010 and 2009 and $428,000 (6%) between 2009 and 2008. Residential lot and outparcel cost of sales increased $5.7 million (113%) between 2010 and 2009 and $1.2 million (33%) between 2009 and 2008.
     Residential Lot Sales and Cost of Sales — The Company’s residential lot business consists of projects that are consolidated, where income is recorded in the residential lot and outparcel sales and cost of sales line items, and projects that are owned through joint ventures in which the Company is a 50% partner — Temco and CL Realty — where income is recorded in income from unconsolidated joint ventures. Residential lot sales increased $768,000 for consolidated projects between 2010 and 2009 and decreased $398,000 between 2009 and 2008. Residential lot cost of sales increased $676,000 between 2010 and 2009 and decreased $51,000 between 2009 and 2008. The numbers of lots sold were as follows:

	2010	2009	2008
Consolidated projects	39	14	14
Temco	2	—	8
CL Realty	330	128	177

Total	371	142	199

     The increase in consolidated lot sales is the result of a bulk sale of 25 lots in the fourth quarter of 2010 at the Company’s Lakes at Cedar Grove project in Atlanta, Georgia. The increase in lot sales at CL Realty is the result of higher 2010 sales at several of its Texas projects.
     Demand for residential lots has been low in recent years as a result of general market conditions and limited demand in the Company’s and its ventures’ principal markets of Texas, Florida and metropolitan Atlanta. Demand in its Texas markets is generally improving while the Company’s Florida and Atlanta markets have not shown similar signs of recovery. Management is closely monitoring market developments but is unable to predict when its markets will improve.
     On a quarterly basis, the Company analyzes its consolidated land and lot holdings for impairment. The Company recorded an impairment loss on its Handy Road residential land holding in 2010 of approximately $2.0 million and recorded no impairment losses on any of its other consolidated land or lot holdings in 2009 or 2008. In 2010, 2009 and 2008, the Company recorded impairment losses at CL Realty and Temco and on its investments in CL Realty and Temco. See Income from Unconsolidated Joint Ventures section below and see Note 5 to the Consolidated Financial Statements for more details. Given the continuing uncertainty in the residential market, there can be no guarantee that the Company will not record impairment charges on its land and lot holdings in the future.
     Outparcel Sales and Cost of Sales — Outparcel sales increased $7.8 million between 2010 and 2009 and $825,000 between 2009 and 2008. Outparcel cost of sales increased $5.0 million between 2010 and 2009 and $1.3 million between 2009 and 2008. There were eight outparcel sales in 2010 and three in both 2009 and 2008.
     General and Administrative (G&A) Expenses. G&A expense increased approximately $2.2 million (6%) between 2010 and 2009 as a result of the following:
•	Increase in salaries and benefits before capitalization of approximately $2.9 million due to an increase in bonus expense in 2010, as the Company paid no bonuses to employees in 2009. This increase is partially offset by a decrease in the number of employees between the years, due to reductions in force;

•	Decrease in the capitalization of salaries and benefits of $825,000 in 2010. The Company capitalizes salaries and benefits of personnel who work on qualified development projects or those who work on leases that have been executed or certain leases that are probable of being executed. These costs are allocated to the related project and reduce G&A expense. The number of development projects and leases vary between years, and the amount of qualified projects decreased between 2010 and 2009;

•	Decrease of approximately $704,000 in costs associated with operating the Company’s airplane, which was sold in the fourth quarter of 2009; and

•	Decrease of approximately $353,000 due to decreased advertising and marketing expenditures relating to the Company’s residential and for-sale multi-family projects;

G&A expense decreased $7.0 million (17%) between 2009 and 2008 as a result of the following:

•	Decrease in salaries and benefits for employees of approximately $11.6 million. This decrease is based in part on a decrease in the number of employees at the Company between the periods and a decrease in bonus and profit sharing expense;

•	Decrease of approximately $2.6 million in commission expense. The Company recognized a development fee of $13.5 million in the third quarter 2008 (see Fee Income section above). In conjunction with this fee, a $3.4 million employee leasing commission was recognized in the third quarter of 2008 as a cost of earning this development fee;

•	Decrease of approximately $1.3 million in contributions, as the Company expensed $1.0 million of donations that it made to its charitable foundation in 2008; and

•	Decrease of $8.4 million between 2009 and 2008 in capitalized salaries and related benefits for personnel involved in the development and leasing of certain projects, due to a decrease in the number of projects under construction in 2009.
     Separation Expenses. Separation expenses decreased approximately $2.2 million between 2010 and 2009, and increased approximately $2.1 million between 2008 and 2009. The Company had reductions in force in each of the years presented. Approximately $2.0 million of the decrease between 2010 and 2009, as well as the increase between 2009 and 2008, was due to expense recognized in 2009 for the lump sum cash payment and for the modification of stock compensation awards related to the retirement of the Company’s former chief executive officer.
     Depreciation and Amortization. Depreciation and amortization increased approximately $5.8 million (11%) between 2010 and 2009 primarily as a result of the following:
•	Increase of $4.8 million related to higher tenant improvement amortization from increased occupancy at 191 Peachtree Tower;

•	Increase of $1.5 million at The Avenue Forsyth due to an increase in occupancy;

•	Increase of $969,000 at The Avenue Webb Gin due partially to accelerated amortization in 2010 of assets for tenants who terminated their leases prior to the originally scheduled end date and to an increase in average economic occupancy from 81% in 2009 to 84% in 2010;

•	Decrease of $715,000 at Terminus 100 due partially to accelerated amortization in 2009 for tenants who either terminated their leases or reduced their space and to a decrease in economic occupancy from 95% in 2009 to 92% in 2010;
•	Decrease of $655,000 due to the sale of the Company’s airplane in 2009; and

•	Decrease of $809,000 in depreciation of furniture, fixtures and equipment for the corporate offices due to a reduction in staff and office space, as well as fully amortized equipment.
     Depreciation and amortization increased approximately $3.1 million (6%) between 2009 and 2008 primarily as a result of the following:
•	Increase of $2.0 million related to higher depreciation of tenant assets associated with increases in occupancy at Terminus 100, as well as the aforementioned tenant lease terminations and adjustments;

•	Increase of $792,000 at One Georgia Center due to increased occupancy;

•	Increase of $1.7 million due to increased occupancy between 2008 and 2009 from The Avenue Forsyth and Tiffany Springs MarketCenter, which opened during 2008;

•	Decrease of $535,000 due to decreases in occupancy between 2008 and 2009 at 191 Peachtree and The Avenue Carriage Crossing; and

•	Decrease of $348,000 due to the sale of the Company’s airplane in 2009.
     Interest Expense. Interest expense decreased approximately $2.7 million (7%) between 2010 and 2009 due to the following:
•	Lower average borrowings, related primarily to the full year’s effect of the 2009 common equity offering, and a lower average interest rate, mainly due to interest rate swap terminations, on the Credit Facility in 2010 compared to 2009;

•	Repayment of the Term Facility in July 2010 and the termination of the associated interest rate swap;

•	Repayment of the 8.39% Meridian Mark Plaza note payable in July 2010. The Company entered into a new note payable secured by Meridian Mark Plaza at an interest rate of 6%; and

•	Decrease in capitalized interest of $3.7 million in 2010. Interest is capitalized to certain qualifying projects during their construction, which reduces interest expense. When development declines, the amount of interest which qualifies for capitalization falls. The Company had a decrease in projects under development in 2010, and capitalized less interest, which partially offset the decrease in interest expense.
     Interest expense increased approximately $11.6 million (41%) in 2009 compared to 2008, due to the following:
•	Increase in average borrowings on the Company’s Credit Facility during 2009 compared to 2008; and

•	Decrease in capitalized interest of $11.2 million as a result of a decrease in the number and size of projects under development between the two years.
     Impairment Loss. During 2010, 2009 and 2008, the Company recorded the following impairment losses (in thousands):

	2010	2009	2008
Handy Road	$1,968	$—	$—
60 N. Market/related note receivable	586	1,600	—
10 Terminus Place	—	34,900	2,100
Company airplane	—	4,012	—

	$2,554	$40,512	$2,100

     Handy Road, a consolidated joint venture that holds undeveloped land in Atlanta, Georgia, has a mortgage loan that is due in March 2011. The Company has been holding this land for future development or sale. In connection with the maturing mortgage loan, the Company evaluated several alternatives with respect to this project and determined that it was unlikely to either seek an extension of the loan or to repay the loan in order to hold the land for future investment or development opportunities. Therefore, a conveyance of the property to the bank represents the most likely scenario for this project. Given this change in intent, the Company recognized an impairment loss of approximately $2.0 million to record the land at its fair value, less costs to sell.
     60 North Market, a for-sale multi-family residential project in Asheville, North Carolina, was acquired by the Company in July 2009 in satisfaction of a note receivable. Upon acquisition, the Company recorded a $1.6 million impairment loss which equaled the difference between the fair value of the project and the sum of the book value of the note receivable plus a construction loan on the project that the Company paid. In 2010, the Company recorded an additional impairment on the project of $586,000 as it determined the fair value of the project had declined further since its acquisition. At December 31, 2010, there was approximately 9,200 square feet of commercial space available for sale with a carrying amount of $433,000.
     10 Terminus Place is a for-sale multi-family residential project in Atlanta, Georgia. The Company substantially completed the development in late 2008, and at that point it was determined to be held for sale in accordance with applicable accounting rules. The Company recorded a $2.1 million impairment loss at substantial completion to record the project at the Company’s estimate of fair value. In 2009, market conditions for for-sale multi-family residential projects deteriorated further, and the Company recorded an additional impairment loss of $34.9 million. At December 31, 2010, seven units with a carrying amount of approximately $2.6 million remain unclosed at this project and are included in Multi-Family Units Held for Sale on the accompanying Consolidated Balance Sheets.
     In 2009, the Company sold its airplane at an amount lower than its cost basis, which resulted in an impairment loss of $4.0 million.
     Most of the Company’s real estate assets are considered to be held for use pursuant to the accounting rules. If management’s intent changes on any of these assets, the Company may be required to record significant impairment charges in future periods. Changes that could cause these impairment losses include: (1) a decision by the Company to sell the asset rather than hold for long-term investment or development purposes, or (2) changes in management’s estimates of future cash flows from the assets that cause the future undiscounted cash flows to be less than the asset’s carrying amount. Given the uncertainties with the economic environment and the amount of the Company’s land and residential lot holdings, management cannot predict whether or not the Company will incur impairment losses in the future, and if impairment losses are recorded, management cannot predict the magnitude of such losses.
     Other Expense. Other expense decreased approximately $8.0 million (61%) between 2010 and 2009 and increased approximately $7.1 million (117%) between 2009 and 2008. Other Expense includes predevelopment costs that the Company incurs prior to the stage where a project is considered probable of being developed. Once a project is determined to be probable, the Company capitalizes all predevelopment costs associated with the project. If the Company subsequently abandons a project that had been considered probable, the Company writes the previously capitalized costs off and records them in Other Expense. In 2010, 2009, and 2008, the Company abandoned one, three and two predevelopment projects, respectively, and recorded predevelopment expense associated with these abandoned projects of $829,000, $7.7 million and $3.6 million in such years, respectively. Other Expense also includes funding costs such as real estate taxes, insurance and homeowners’ association expenses for completed development projects. These holding costs decreased by $1.5 million between 2010 and 2009 and increased by $2.9 million between 2009 and 2008 due to corresponding changes in the number of projects the Company was funding.

     Loss on Extinguishment of Debt and Interest Rate Swaps. In 2010, the Company incurred a fee of $9.2 million to terminate an interest rate swap on the Term Facility. In addition, in 2010, the Company restructured its Credit Facility and wrote off $592,000 in unamortized loan closing costs related to the previous credit facility. In 2009, the Company paid fees of $2.8 million for the termination of one $75 million interest rate swap and the reduction of the notional amount of another interest rate swap from $75 million to $40 million. (See Notes 2 and 3 of Notes to Consolidated Financial Statements for additional information regarding the interest rate swaps.)
     Benefit (Provision) for Income Taxes from Operations. Income taxes from operations was a benefit of $1.1 million in 2010, a provision of $4.3 million in 2009 and a benefit of $8.8 million in 2008. In 2009, the Company recorded a valuation allowance against the net deferred tax asset of its taxable REIT subsidiary, Cousins Real Estate Corporation (“CREC”). The Company was unable to predict with enough certainty whether the deferred tax asset and the current year benefits would ultimately be realized. Although CREC has operating losses, the Company is continuing to recognize no current income tax benefit due to the ongoing uncertainty of realization of these benefits. This uncertainty is the result of the continued decline in the housing market which directly impacts CREC’s residential lot and land business. In the fourth quarter of 2009, Congress changed certain tax laws which allowed the Company to carry back 2009 operating losses to profitable years. As a result, the Company recognized a benefit of $3.1 million in the fourth quarter of 2009, and adjusted its recovery estimate in the first quarter of 2010 and recognized an additional $1.1 million benefit in the first quarter of 2010.
     Income (Loss) from Unconsolidated Joint Ventures:
     Equity in net income (loss) from unconsolidated joint ventures. Increase of $27.1 million between 2010 and 2009 and decrease of $27.4 million between 2009 and 2008. The primary reason for these changes was related to impairment losses taken at four joint ventures in 2010 and 2009. These impairment losses were recorded on specific assets held by the joint ventures, discussed below, in accordance with accounting standards for long-lived assets. The section below entitled “Impairment Loss on Investment in Unconsolidated Joint Ventures,” represents impairment losses on the Company’s investment in certain joint ventures that were recorded in accordance with accounting standards for impairment of equity method investments. A summary of the Company’s share of the impairment losses recorded at these ventures is as follows (in thousands):

	2010	2009	2008
CL Realty	$2,229	$2,619	$325
Pine Mountain Builders	1,517	—	—
Temco	—	631	—
Terminus 200 LLC	—	20,931	—

	$3,746	$24,181	$325

     The impairment loss at CL Realty in 2010 relates primarily to a decision to sell rather than develop a parcel of land in Padre Island, Texas, which required CL Realty to reduce the carrying cost of the parcel to fair value, less costs to sell. The impairment loss in 2010 at Pine Mountain Builders relates primarily to a decision to sell six model homes held by this entity at amounts below their carrying cost.
     The impairment loss at CL Realty in 2009 relates to an adjustment to record an investment CL Realty had in an unconsolidated joint venture to zero. The impairment loss at Temco in 2009 relates to a change in cash flow assumptions at one if its projects resulting in an adjustment to record the project at fair value. The impairment loss at Terminus 200 LLC (“T200”) in 2009 represents the Company’s share of an adjustment to reduce the carrying amount of the building owned by T200 to fair value as a result of a change in estimates of future cash flows from operations and ultimate disposition of the building.
     The impairment loss at CL Realty in 2008 relates to a change in cash flow assumptions at one of its projects resulting in an adjustment to record the project at fair value.
     Before the impairment charges, equity in net income (loss) from unconsolidated joint ventures increased $5.0 million between 2010 and 2009 and decreased $1.9 million between 2009 and 2008. The increase in 2010 is primarily related to an increase in lot and tract sales activities at CL Realty. The decrease in 2009 is a result of lower lot and tract sales at CL Realty and Temco and lower income from the TRG Columbus Development

Venture, Ltd. joint venture, offset by an increase in income from Palisades West LLC, which became operational in 2008.
     Impairment Loss on Investment in Unconsolidated Joint Ventures. During 2010, 2009 and 2008, the Company recorded the following impairment losses on its investments in unconsolidated joint ventures the accompanying Consolidated Statement of Operations (in thousands):

	2010	2009	2008

CL Realty	$—	$20,300	$—
Temco	—	6,700	—
T200	—	17,993	—
Glenmore	—	6,065	—

	$—	$51,058	$—

     The Company analyzed its investments in CL Realty and Temco for impairment in accordance with accounting standards for equity method investments and determined that the fair value of CL Realty and Temco was less than each investment’s carrying amount. As a result of the state of the market for residential lots, adjustments to the sell-out period for certain projects and the duration of the market decline, the Company determined that the impairments at CL Realty and Temco were other-than-temporary and recorded the impairment losses in 2009.
     As discussed above, T200 recognized an impairment loss in 2009, the Company’s share of which was $20.9 million. At the time, the Company guaranteed the T200 construction loan up to a maximum of $17.25 million and had certain commitments to fund tenant improvement costs at T200. The Company determined that it was probable that it would be required to fund this guarantee and these tenant costs and accrued these amounts as impairment losses on its investment in T200 in 2009.
     In 2009, prior to and upon consolidation of Glenmore Gardens Villas (“Glenmore”), a townhome development in Charlotte, North Carolina, the Company recorded impairment losses of $6.1 million on its investment in Glenmore, which effectively recorded the assets and debt of Glenmore at fair value.
     Gain on Sale of Investment Properties. Gain on sale of investment properties was $1.9 million, $168.6 million, and $10.8 million in 2010, 2009 and 2008, respectively. The 2010 gain included the following:
•	Sale of undeveloped land at the Jefferson Mill and King Mill projects ($1.2 million);

•	Sale of Glenmore ($369,000);

•	Recurring amortization of deferred gain from CP Venture, LLC ($236,000); and

•	Sale of undeveloped land at the Company’s North Point Project ($133,000).
     The 2009 gain included the following:
•	Sale of undeveloped land at the Company’s North Point Project ($745,000);

•	The recognition of $167.2 million in deferred gain related to the 2006 venture formation with Prudential. When the Company and Prudential formed the venture, the Company contributed properties and Prudential contributed cash. The Company accounted for the transaction as a sale in accordance with accounting rules, but deferred the related gain because the consideration received was a partnership interest as opposed to cash. In 2009, the venture made a pro rata distribution of cash to the Company and Prudential that required the Company to recognize all of the gain that was deferred in 2006; and

•	Gain on sale of certain land tracts and other miscellaneous corporate assets ($723,000).
     The 2008 gain included the following:
•	Sale of undeveloped land from the Company’s North Point land holdings ($3.7 million);

•	Sale of undeveloped land adjacent to The Avenue Forsyth project ($3.9 million);

•	Sale of certain of the Company’s non-real estate assets ($960,000);

•	Sale of undeveloped land from the Jefferson Mill project land holdings ($748,000);

•	Condemnation of land at Cosmopolitan Center ($618,000);

•	Sale of Company aircraft ($415,000);

•	The recurring amortization of deferred gain from CP Venture, LLC ($220,000); and

•	Land tract sale at the Cedar Grove residential development ($161,000).
     Discontinued Operations. Accounting rules require that certain properties that were sold or plan to be sold be treated as discontinued operations and that the results of their operations and any gains on sales from these properties be shown as a separate component of income in the Consolidated Statements of Operations for all periods presented. Therefore, prior year results change as a result of the reclassification of the operations of these properties into a separate section of the Consolidated Statements of Operations entitled Discontinued Operations. The differences between the years are due to the number and type of properties included, and not all property sales meet the qualifications for treatment as a discontinued operation. In 2010, the Company’s sale of San Jose MarketCenter, a 213,000-square-foot retail center in San Jose, California, for a gain of approximately $6.6 million, qualified as a Discontinued Operation. Also included in 2009 Discontinued Operations is a gain on extinguishment of debt related to San Jose MarketCenter that the Company recognized in 2009. The Company paid the center’s mortgage note payable at a discount from the carrying amount, and the difference in the payment and the carrying amount of the note was recognized as a gain. In 2010, the Company’s sale of 8995 Westside Parkway, a 51,000-square-foot office building in suburban Atlanta, Georgia, for a gain of approximately $700,000, also qualified as a Discontinued Operation. No properties qualifying as Discontinued Operations were sold in 2009. The 3100 Windy Hill Road office building was sold in 2008 for a gain of approximately $2.4 million, and was treated as a Discontinued Operation.
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
     FFO is used by industry analysts and investors as a supplemental measure of an equity REIT’s operating performance. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, many industry investors and analysts have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. Thus, NAREIT created FFO as a supplemental measure of REIT operating performance that excludes historical cost depreciation, among other items, from GAAP net income. The use of FFO, combined with the required primary GAAP presentations, has been fundamentally beneficial, improving the understanding of operating results of REITs among the investing public and making comparisons of REIT operating results more meaningful. Company management evaluates operating performance in part based on FFO. Additionally, the Company uses FFO, along with other measures, to assess performance in connection with evaluating and granting incentive compensation to its officers and key employees. The reconciliation of net income (loss) available to common stockholders to FFO is as follows for the years ended December 31, 2010, 2009 and 2008 (in thousands, except per share information):

	Years Ended December 31,
	2010	2009	2008
Net Income (Loss) Available to Common Stockholders	$(27,480)	$14,388	$7,590
Depreciation and amortization:
Consolidated properties	59,111	53,350	50,271
Discontinued properties	845	2,483	3,140
Share of unconsolidated joint ventures	9,683	8,800	6,495
Depreciation of furniture, fixtures and equipment:
Consolidated properties	(1,884)	(3,366)	(3,710)
Discontinued properties	(5)	(16)	(33)
Share of unconsolidated joint ventures	(22)	(46)	(79)
Gain on sale of investment properties, net of applicable
income tax provision:
Consolidated	(1,938)	(168,637)	(10,799)
Discontinued properties	(7,226)	(147)	(2,472)
Share of unconsolidated joint ventures	—	(12)	—
Gain on sale of undepreciated investment properties	1,697	1,243	10,611

Funds From Operations Available to Common Stockholders	$32,781	$(91,960)	$61,014

Per Common Share — Basic:
Net Income (Loss) Available	$(.27)	$.22	$.15

Funds From Operations	$.32	$(1.40)	$1.19

Weighted Average Shares-Basic	101,440	65,495	51,331

Per Common Share — Diluted:
Net Income (Loss) Available	$(.27)	$.22	$.15

Funds From Operations	$.32	$(1.40)	$1.18

Weighted Average Shares-Diluted	101,440	65,495	51,728

Liquidity and Capital Resources:
The Company’s primary liquidity sources are:
•	Cash from operations;

•	Borrowings under its Credit Facility;

•	Mortgage notes payable;

•	Proceeds from equity offerings;

•	Joint venture formations; and

•	Sales of assets.
The Company’s primary liquidity uses are:
•	Corporate expenses;

•	Expenditures on predevelopment and development projects;

•	Payments of tenant improvements and other leasing costs;

•	Principal and interest payments on debt obligations;

•	Dividends to common and preferred stockholders; and

•	Property acquisitions.

Financial Condition.
     The Company has taken steps to improve its financial position by reducing leverage, extending maturities and modifying credit agreements to increase overall financial flexibility. The Company expects to fund its current commitments over the next 12 months with borrowings under its Credit Facility, borrowings under new or renewed mortgage loans and with the sale of assets. The Company may also seek additional capital to fund its activities that may include joint venture equity from third parties and the issuance of common or preferred equity. Relative to prior years, the Company’s new investment commitments have decreased. The Company did not commence any new development or predevelopment projects in 2010, and currently anticipates that there will be limited development activity for 2011. The Company may acquire properties in 2011 if opportunities arise. The Company also has commitments under current leases to fund tenant assets, and anticipates additional tenant costs in 2011 based on lease-up expectations. The Company has relatively low debt maturities in 2011.
Contractual Obligations and Commitments.
     At December 31, 2010, the Company was subject to the following contractual obligations and commitments ($ in thousands):

		Less than			After
	Total	1 Year	1-3 Years	3-5 Years	5 years
Contractual Obligations:
Company long-term debt:
Unsecured Credit Facility (1)	$105,400	$—	$105,400	$—	$—
Mortgage notes payable	404,109	45,762	50,739	10,045	297,563
Interest commitments (2)	165,471	26,033	39,489	35,641	64,308
Ground leases	14,970	99	206	216	14,449
Other operating leases	1,710	580	790	269	71

Total contractual obligations	$691,660	$72,474	$196,624	$46,171	$376,391

Commitments:
Letters of credit	$4,129	$4,129	$—	$—	$—
Performance bonds	2,025	1,984	41	—	—
Unfunded tenant improvements and other	12,389	11,389	1,000	—	—

Total commitments	$18,543	$17,502	$1,041	$—	$—

(1)	Reflects that the one-year extension on the Credit Facility will be exercised.

(2)	Interest on variable rate obligations is based on rates effective as of December 31, 2010.
     In addition, the Company has several standing or renewable service contracts mainly related to the operation of our buildings. These contracts are in the ordinary course of business and are generally one year or less. These contracts are not included in the above table and are usually reimbursed in whole or in part by our tenants.
     Credit and Term Facilities
     In February 2010, the Company entered into a First Amendment (the “Amendment”) of its Credit and Term Facilities with Bank of America and the other participating banks. The Amendment reduced the amount available under the Credit Facility from $500 million to $250 million. The amount available under the Term Facility remained the same; however, if the Company subsequently sold certain assets aggregating $50 million, it was required to utilize the proceeds to reduce the balance outstanding on the Term Facility. The Amendment provided that if the Term Facility was repaid, in whole or in part, prior to the maturity of the Credit Facility, the availability under the Credit Facility would increase correspondingly, allowing a total availability under the combined Facilities of $350 million. The maturity date of the Credit Facility is August 29, 2011. The Credit Facility can be extended for one year with the payment of a fee, unless there is an event of default. The Company is reflecting the maturity date as extended in the table above.
     The Amendment provided that amounts outstanding under the Credit and Term Facilities accrue interest at LIBOR plus a spread, based on the Leverage Ratio, which is Adjusted Debt, as defined in the Amendment, over

Total Assets, as defined in the Amendment, and it changed the spread for the Credit and Term Facilities. At December 31, 2010, the spread over LIBOR under the Credit Facility was 2.0%.

	Credit and Term Facilities	Credit Facility	Term Facility Applicable
	Applicable Spread — As	Applicable Spread —	Spread — Before
Leverage Ratio	Amended	Before Amendment	Amendment

≤ 35%	1.75%	0.75%	0.70%
>35% but ≤ 45%	2.00%	0.85%	0.80%
>45% but ≤ 50%	2.25%	0.95%	0.90%
>50% but ≤ 55’%	2.25%	1.10%	1.05%
>55%	N/A	1.25%	1.20%
     The Amendment also changed certain operating and financial covenants including, but not limited to, the minimum Consolidated Fixed Charge Coverage Ratio, as defined, which decreased from 1.50 to 1.30. The Company incurred an administrative fee of approximately $1.7 million to effect the Amendment and additionally expensed unamortized deferred loan costs related to the previous facility of $592,000.
     In July 2010, the Company paid the outstanding balance of the Term Facility in full. Accordingly, the maximum amount available under the Credit Facility increased to $350 million. In conjunction with the payoff of the Term Facility, the Company terminated the related interest rate swap, and the Company paid the counterparty to the swap agreement $9.2 million, which was recognized as an expense in 2010.
     The amount that the Company may draw under the Credit Facility is a defined function of the Company’s unencumbered assets and is reduced by any letters of credit outstanding. Based on these limitations, as of December 31, 2010, the Company was able to draw an additional $238.4 million under the Credit Facility.
     The Credit Facility includes customary events of default, including, but not limited to, the failure to pay any interest or principal when due, the failure to perform under covenants of the credit agreement, incorrect or misleading representations or warranties, insolvency or bankruptcy, change of control, the occurrence of certain ERISA events and certain judgment defaults. The amounts outstanding under the Credit Facility may be accelerated upon an event of default. The Credit Facility contains restrictive covenants pertaining to the operations of the Company, including limitations on the amount of debt that may be incurred, the sale of assets, transactions with affiliates, dividends and distributions. The Credit Facility also includes certain financial covenants (as defined in the agreement) that require, among other things, the maintenance of an unencumbered interest coverage ratio of at least 1.75, a fixed charge coverage ratio of at least 1.30, a leverage ratio of no more than 55%, unsecured debt ratio restrictions, and a minimum stockholders’ equity of $556 million plus 70% of net equity proceeds after the effective date. The Company is currently in compliance with its financial covenants.
     Interest Rate Swap Agreements
     In 2007, the Company entered into an interest rate swap agreement with a notional amount of $100 million in order to manage its interest rate risk under the Term Facility. The Company designated this swap as a cash flow hedge, and this swap effectively fixed the underlying LIBOR rate of the Term Facility at 5.01% through August 2012. As discussed above, the Company terminated this swap agreement in 2010.
     In 2008, the Company entered into two interest rate swap agreements with notional amounts of $75 million each in order to manage interest rate risk associated with floating-rate, LIBOR-based borrowings. The Company designated these swaps as cash flow hedges, and these swaps effectively fixed a portion of the underlying LIBOR rate on $150 million of Company borrowings at an average rate of 2.84%. In October 2009, the Company terminated one of its $75 million swaps and paid the counterparty to the agreement $1.8 million, which was recognized as an expense in 2009. In addition, the Company reduced the notional amount of the second interest rate swap from $75 million to $40 million, and paid the counterparty $959,000, and recognized this amount as an expense in 2009. This reduced swap expired in October 2010. In 2010, 2009 and 2008, there was no ineffectiveness under any of the Company’s interest rate swaps. The fair value calculation for the swaps is deemed to be a Level 2 calculation under the guidelines as set forth in ASC 820, as the Company estimated future LIBOR rates on similar instruments to calculate fair value.
     The fair values of the interest rate swap agreements were recorded in Accounts Payable and Accumulated Other Comprehensive Loss on the Consolidated Balance Sheets, detailed as follows (in thousands):

		Floating Rate,
		LIBOR-based
	Term Facility	Borrowings	Total
Balance, December 31, 2008	$11,869	$4,732	$16,601
Termination of swaps	—	(2,766)	(2,766)
Change in fair value	(3,207)	(1,111)	(4,318)

Balance, December 31, 2009	8,662	855	9,517
Termination of swap	(9,235)	—	(9,235)
Change in fair value	573	(855)	(282)

Balance, December 31, 2010	$—	$—	$—

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
     In July 2010, the Company repaid the previous Meridian Mark Plaza mortgage note in full and entered into a new $27.0 million mortgage note payable secured by Meridian Mark Plaza. The new note has a fixed interest rate of 6%, requires principal and interest payments based on a 30-year amortization, and has a maturity date of August 1, 2020. In December 2010, the Company amended its Terminus 100 mortgage note. The Company paid $40.0 million of principal, reducing the note to $140.0 million outstanding. The interest rate on the note was adjusted to a fixed rate of 5.25%, principal and interest payments are based on a 30-year amortization, and the note matures January 1, 2023.
     In 2010, the Company changed its interest in the Terminus 200 building by bringing in a new partner who contributed capital, reducing the Company’s ownership from 50% to 20% and modifying and extending the loan. The Company also modified the CF Murfreesboro Associates loan, scheduled to mature in July 2010, to, among other things, extend the maturity date to July 2013. Furthermore, in 2010, the Company formed Cousins Watkins LLC. This venture has loan agreements with a borrowing capacity of up to $33.5 million, with $28.9 million outstanding at December 31, 2010. The loans bear interest at LIBOR plus a spread ranging from 2.65% to 2.85%, and mature January 1, 2016.
     Future Capital Requirements
     The Company expects sales of assets, amounts available under the Credit Facility and its cash on hand to be the primary funding sources for current contractual obligations and commitments. The Company may also obtain long-term mortgage debt on some of its unencumbered assets, to the extent available and with acceptable terms, to help fund its commitments.
     Over the long term, management intends to actively manage its portfolio of income producing properties and strategically sell assets or form joint ventures to capture value for stockholders and to recycle capital for future investment activities. The Company expects to continue to utilize indebtedness to fund future commitments and expects to place long-term mortgages on selected assets as well as utilize construction facilities for any development assets. Management will continue to evaluate all public equity sources and select the most appropriate options as capital is required.
     The Company may generate capital through the issuance of securities that include common or preferred stock, warrants, debt securities or depositary shares. In March 2010, the Company filed a shelf registration statement to allow for the issuance of up to $500 million of such securities, of which $482 million remains to be drawn as of December 31, 2010.

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
     Additional Financial Condition Information
     The Company’s mortgage debt is primarily non-recourse fixed-rate mortgage notes secured by various real estate assets. Many of the Company’s non-recourse mortgages contain covenants which, if not satisfied, could result in acceleration of the maturity of the debt. The Company expects that it will either refinance the non-recourse mortgages at maturity or repay the mortgages with proceeds from other financings. As of December 31, 2010, the weighted average interest rate on the Company’s consolidated debt was 5.18%, and the Company’s consolidated debt to total market capitalization ratio was 33.1%.
Cash Flows.
     The reasons for significant increases and decreases in cash flows between the years are as follows:
     Cash Flows from Operating Activities. Cash flows from operating activities increased approximately $36.5 million between 2010 and 2009 due to the following:
•	Increase of $3.6 million in net proceeds from multi-family residential unit sales due to an increase in the number of units sold;

•	Increase of $8.5 million in net proceeds from residential lot and outparcel sales, mainly due to an increase in the number of outparcels sold in 2010;

•	Increase of $2.3 million related to the receipt of $3.4 million in income tax refunds in 2010 compared to $1.1 million received in 2009;

•	Decrease in cash paid for interest of $8.3 million due to a decrease in average borrowings and average interest rates between 2010 and 2009;

•	Decrease of $4.0 million in residential lot, outparcel and for-sale multi-family acquisition and development expenditures due to a decrease in development activities;

•	Decrease of approximately $4.8 million in separation costs, salaries, and related taxes and benefits, excluding stock-based compensation, due to the decrease in number of employees from 2009 to 2010;

•	Decrease of approximately $1.9 million in amounts contributed to the Company’s retirement savings plan. Offsetting this decrease was an increase in bonuses paid during 2010. The Company paid no bonuses during 2009, and paid approximately $2.8 million of bonuses during 2010;

•	Operating distributions from joint ventures increased approximately $4.2 million primarily as a result of the Company’s share of the proceeds from the sale of land at CL Realty;

•	Increase in operating cash flow from the Company’s rental properties, primarily due to increased occupancy. See the Results of Operations section for additional information; and

•	Decrease of $6.4 million related to the payment of a $9.2 million fee for an interest rate swap termination in 2010 compared to $2.8 million paid in 2009, which offset the increase in cash flows from operating activities.
Cash provided by operating activities increased $2.6 million between 2009 and 2008 due to the following:
•	Decrease in expenditures on residential and for-sale multi-family development projects of $44.9 million, primarily due to the substantial completion of the Company’s 10 Terminus multi-family project and to a decrease in development activity on the Company’s residential lot developments;

•	Increase in proceeds from the sale of multi-family units of $16.7 million due to increased number of unit sales;

•	Decrease of $7.0 million related to income tax refunds received;

•	Decrease in fee income of $13.9 million, due to a nonrecurring development fee of $13.5 million received in 2008;

•	Increase in interest paid of $8.2 million due to higher average debt borrowings during 2009; and

•	Decrease in operating distributions from unconsolidated joint ventures of $16.5 million primarily due to the 2008 operating distributions from TRG from the closing of substantially all of its remaining for-sale multi-family residential units, compared to no significant distributions received in 2009.
Cash Flows from Investing Activities. Net cash from investing activities increased approximately $72.2 million between 2010 and 2009 due to the following:
•	Increase in proceeds from property sales of approximately $90.0 million in 2010 primarily from the sales of San Jose MarketCenter and 8995 Westside Parkway, and an increase in land sales between 2010 and 2009;

•	Decrease in property acquisition and development expenditures of $20.1 million, as the Company currently does not have any significant projects under development;

•	Increase in investment in joint ventures of approximately $21.0 million between 2010 and 2009. In 2010, the Company contributed approximately $14.9 million to form the Cousins Watkins LLC joint venture. Also in 2010, the Company contributed approximately $4.0 million to the CP Venture IV entities to pay its share of the maturing mortgage note payable and contributed approximately $3.2 million to the MSREF/T200 venture;

•	Increase in distributions from joint ventures of approximately $11.2 million primarily as a result of the Company’s share of the proceeds from the sale of land at CL Realty;

•	Decrease of $17.25 million in 2010 from the payment of a debt guarantee due to the restructuring of the Company’s Terminus 200 LLC joint venture; and

•	Increase in restricted cash of $12.5 million, mainly related to required reserves for tenant improvements that will be due for a lease signed at the ACS Center. Amounts are required to be set aside for this under the ACS Center loan.
Net cash used in investing activities decreased $88.4 million between 2009 and 2008 due to the following:
•	Decrease of $105.3 million in property acquisition and development expenditures resulting from a decline in development activity between the years;

•	Decrease in investments in unconsolidated joint ventures of $19.4 million between the periods, mainly due to lower contributions to the Palisades West LLC joint venture, which constructed two office buildings that were substantially completed in the fourth quarter of 2008. Partially offsetting this decrease in cash used was a decrease in distributions received from unconsolidated joint ventures of $12.8 million. In 2008, TRG had significant capital distributions from the closing of substantially all of its remaining for-sale multi-family residential units, compared to no significant distributions received in 2009;

•	Decrease in cash used to purchase other assets of $9.9 million as the Company acquired an airplane and had higher predevelopment expenditures in 2008; and

•	Decrease in proceeds from investment property sales. The Company had more activity in its land tract sales in 2008 as compared to 2009.
Cash Flows from Financing Activities. Net cash used in financing activities increased approximately $37.1 million between 2010 and 2009 due to the following:
•	Decrease in common stock issued, net of expenses, of $318.5 million due to the issuance of 46 million shares in 2009;

•	Increase in net borrowings under the Credit and Term Facilities of $236.4 million between 2010 and 2009. In 2009, the Company repaid $248 million under these facilities with proceeds from the September 2009 stock issuance. Also in 2009, the Company had net borrowings of $87.0 million to fund development and to repay the San Jose MarketCenter mortgage note. In 2010, the Company repaid the $100 million Term Facility mainly using the proceeds from the sale of San Jose MarketCenter, offset by additional borrowings to pay the $9.2 million fee on the interest rate swap termination and the $17.25 million payment of the Terminus 200 LLC debt guarantee;

•	Decrease in the repayment of notes payable of $2.7 million in 2010. In 2010, the Company repaid the mortgage note at Meridian Mark Plaza for $22.0 million, the $8.7 million Glenmore note in conjunction with the sale of that property, and paid $40.0 million in conjunction with the refinancing of the Terminus 100 note. In 2009, the Company repaid the San Jose MarketCenter note for $70.3 million and the Brownstones at Habersham note for $3.2 million;

•	Increase in proceeds from other notes payable of $27.0 million due to the issuance of a new mortgage note at Meridian Mark Plaza;

•	Increase in payments of loan issuance costs of $2.0 million in the 2010 period due to the payment of an administrative fee of approximately $1.7 million related to the amendment of the Company’s Credit Facility and loan issuance costs related to the new Meridian Mark Plaza note;

•	Decrease in cash common dividends paid of $10.5 million due partially to a reduction in the quarterly dividend per share to $0.09 for 2010 compared to $0.25 per share for the first and second quarters of 2009 and $0.15 per share for the third quarter of 2009. Additionally, the Company paid its dividends in cash in the first quarter of 2009, while each quarter since then through 2010 has been paid in a combination of cash and stock; and

•	Decrease in distributions to noncontrolling interests of $4.5 million from 2009 to 2010 primarily due to a distribution of $4.6 million in the 2009 period to the partner in the Company’s CP Venture Six joint venture.
          Cash used in financing activities was $71.3 million or $229.6 million higher than 2008, due to the following:
•	Increase in repayments of the Company’s Credit Facility, net of borrowings, by $529.4 million due to a decrease in funds needed for development projects and to the repayment of a large portion of the amount outstanding on the Credit Facility using proceeds from the September 2009 common stock issuance;

•	Increase in repayments of other notes payable by $65.1 million, primarily due to the 2009 repayment of the San Jose MarketCenter note for $70.3 million and The Brownstones at Habersham note for $3.2 million. In 2008, the Company repaid the previous Lakeshore mortgage note payable of $8.7 million;

•	Decrease in proceeds from other notes payable of $18.4 million from the refinancing of the Lakeshore mortgage note payable with no loan proceeds received in 2009;

•	Decrease in common dividends paid by approximately $47.1 million. The dividend per share decreased from $1.36 per share in 2008 to $0.74 per share in 2009. In addition, the Company paid a portion of the second, third and fourth quarter 2009 common dividends with stock;

•	Common stock issued, net of expenses, increased $317.3 million between the periods due to the issuance of 46 million shares in the third quarter 2009, which generated approximately $318 million in proceeds; and

•	Increase of $15.8 million due to purchases of preferred stock in 2008, with no preferred stock repurchases in 2009.
     Dividends. The Company paid cash common and preferred dividends of $25.1 million, $35.6 million, and $85.1 million in 2010, 2009 and 2008, respectively, which it funded with cash provided by operating activities and proceeds from investment property sales. All of the 2010 common stock dividends and the June, September and December 2009 common stock dividends were paid in a combination of cash and common stock. The value of the common dividends paid in stock totaled $24.3 million and $19.7 million in 2010 and 2009, respectively. The Company currently intends to pay future dividends in cash. The Company expects to fund its quarterly distributions to common and preferred stockholders with cash provided by operating activities, proceeds from investment property sales, distributions from unconsolidated joint ventures, and indebtedness, if necessary.
     The Company reviews, on a quarterly basis, the amount of the common dividend in light of current and projected future cash flows from the sources noted above and also considers the requirements needed to maintain its REIT status. In addition, the Company has certain covenants under its Credit Facility which could limit the amount of dividends paid. In general, dividends of any amount can be paid as long as leverage, as defined in the facility, is less than 55% and the Company is not in default under its facility. Certain conditions also apply in which the Company can still pay dividends if leverage is above that amount. The Company routinely monitors the status of its dividend payments in light of the Credit Facility covenants.
     Effects of Inflation.
     The Company attempts to minimize the effects of inflation on income from operating properties by providing periodic fixed-rent increases or increases based on the Consumer Price Index and/or pass-through of certain operating expenses of properties to tenants or, in certain circumstances, rents tied to tenants’ sales.
     Off Balance Sheet Arrangements.
     The Company has a number of off balance sheet joint ventures with varying structures, as described in Note 4 of Notes of Consolidated Financial Statements. At December 31, 2010, the Company’s unconsolidated joint ventures had aggregate outstanding indebtedness to third parties of approximately $394.0 million. These loans are generally mortgage or construction loans most of which are non-recourse to the Company, although in certain instances, the Company provides “non-recourse carve-out guarantees” on these non-recourse loans. Certain of these loans have variable interest rates, which creates exposure to the ventures in the form of market risk to interest rate changes.
     At December 31, 2010, approximately $35.4 million of the loans at unconsolidated joint ventures were recourse to the Company. CF Murfreesboro Associates (“CF Murfreesboro”) constructed and owns a retail center, and the Company is a 50% partner. CF Murfreesboro has a $113.2 million construction loan that matures on July 20, 2013, of which approximately $103.4 million was drawn at December 31, 2010. The Company has a $26.2 million repayment guarantee on the loan, and the Company recognized the fair value of the guarantee at inception of $262,000, which amount has not changed. The second joint venture with debt guarantees is the Cousins Watkins LLC joint venture, which owns four retail shopping centers. The Company guaranteed 25% of two loans, which have a total balance available of $16.3 million, 25% of which is approximately $4.1 million. The Company assessed the fair value of the guarantees as $40,750. The guarantees will be released if certain metrics at the centers are achieved. At December 31, 2010, the Company guaranteed $2.9 million of the two Cousins Watkins’ venture loans, as the total available had not been drawn. In addition, the Company guaranteed 100% of another Cousins Watkins loan, which had an outstanding balance of $6.3 million at December 31, 2010. The Company’s partner in the venture funded the estimated fair value of the guarantee of $65,000 to the Company. The Company anticipates it will be released from this guarantee in early 2011, upon the Company’s partner obtaining an environmental study and either remediating conditions or funding a prescribed escrow amount with the lender.
     The unconsolidated joint ventures also had performance bonds of $1.2 million at December 31, 2010, which the Company guarantees through an indemnity agreement with the bond issuer. These performance bonds relate to construction projects at the retail center owned by CF Murfreesboro and the Company’s residential real estate ventures.
     Most of the joint ventures in which the Company has an interest are involved in the ownership, acquisition and/or development of real estate. The venture will fund capital requirements or operational needs, if possible, with cash from operations or financing proceeds. If additional capital is deemed necessary, the venture may request a contribution from the partners, and the Company will evaluate such request. Based on the nature of the activities conducted in these ventures, management cannot estimate with any degree of accuracy amounts that the Company may be required to fund in the short or long-term. However, management does not believe that additional funding of these ventures will have a material adverse effect on its financial condition or results of operations.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk
     The Company’s primary exposure to market risk results from its debt, which bears interest at both fixed and variable rates. The Company mitigates this risk by limiting its debt exposure in total and its maturities in any one year and focusing on fixed-rate, non-recourse debt compared to variable-rate debt in its portfolio. The fixed rate debt obligations limit the risk of fluctuating interest rates, and generally are mortgage loans secured by certain of the Company’s real estate assets. The Company does not have a significant level of consolidated fixed-rate mortgage debt maturing in 2011, and therefore does not have high exposure for the refinancing of its mortgage debt in the near term. At December 31, 2010, the Company had $400.7 million of fixed rate debt outstanding at a weighted average interest rate of 5.94%.
     The Company has a variable rate facility and one loan with a variable rate, Handy Road. Periodically, the Company uses derivative instruments, such as interest rate swaps, to mitigate its exposure to interest rate changes. There are no derivative instruments outstanding as of December 31, 2010. The Company has total variable rate debt of $108.8 million as of December 31, 2010, $105.4 million of which is represented by the Company’s Credit Facility, which bears interest at LIBOR plus a spread. Based on the Company’s average variable rate debt balances in 2010, excluding the portion that was fixed under interest rate swap agreements, interest expense would have increased by approximately $477,000 in 2010 if these interest rates had been 1% higher.
     The following table summarizes the Company’s market risk associated with notes payable as of December 31, 2010. It includes the principal maturing, an estimate of the weighted average interest rates on those expected principal maturity dates and the fair values of the Company’s fixed and variable rate notes payable. Fair value was calculated by discounting future principal payments at estimated rates at which similar loans could have been obtained at December 31, 2010. The information presented below should be read in conjunction with Note 3 of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K. (The Company did not have a significant level of notes receivable at December 31, 2010, and the table does not include information related to notes receivable.)

($ in thousands)	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value

Notes Payable:
Fixed Rate	$42,388	$45,962	$4,777	$4,877	$5,168	$297,563	$400,735	$413,022
Average Interest Rate	6.99%	5.61%	5.70%	5.76%	5.76%	5.85%	5.94%	—
Variable Rate (1)	$3,374	$105,400	$—	$—	$—	$—	$108,774	$108,774
Average Interest Rate (2)	6.00%	2.26%	—	—	—	—	2.38%	—

(1)	Interest rates on variable rate notes payable are equal to the variable rates in effect on December 31, 2010.

(2)	Assumes the one-year option to extend the Credit Facility will be exercised.
Item 8. Financial Statements and Supplementary Data
     The Consolidated Financial Statements, Notes to Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm are incorporated herein on pages F-1 through F-34.
     Certain components of quarterly net income (loss) available to common stockholders disclosed below differ from those as reported on the Company’s respective quarterly reports on Form 10-Q. As discussed in Notes 2 and 9 of Notes to Consolidated Financial Statements, gains and losses from the disposition of certain real estate assets and the related historical operating results were reclassified as Discontinued Operations for all applicable periods presented. Additionally, certain quarters during both 2010 and 2009 reflect the recording of impairment provisions. See Note 5 for further discussion. Furthermore, the first quarter of 2009 reflects the recognition of a deferred gain, which is further discussed in Note 8. In addition, in 2009 quarterly reports, the Company was presenting dividends paid in stock on a retroactive basis and changing prior period information as if the stock dividend component had been outstanding in shares as of the earliest period presented. The Company paid dividends partially with stock in the last three quarters of 2009.

Beginning in December 2009, the Company reflected dividends paid in stock prospectively as a stock issuance, and all periods where the dividend was presented retroactively were adjusted to show prospective issuance.
     The following Selected Quarterly Financial Information (Unaudited) for the years ended December 31, 2010 and 2009 should be read in conjunction with the Consolidated Financial Statements and notes thereto included herein ($ in thousands, except per share amounts):

	Quarters
	First	Second	Third	Fourth
		(Unaudited)
2010:
Revenues	$67,200	$52,612	$52,457	$56,237
Income (loss) from unconsolidated joint ventures	2,920	2,394	2,179	2,000
Gain on sale of investment properties	756	1,061	58	63
Income (loss) from continuing operations	944	(6,266)	(11,057)	(5,634)
Discontinued operations	1,236	1,482	6,597	665
Net income (loss)	2,180	(4,784)	(4,460)	(4,969)
Net income (loss) attributable to controlling interest	1,654	(5,368)	(5,156)	(5,703)
Net income (loss) available to common stockholders	(1,573)	(8,595)	(8,382)	(8,930)
Basic income (loss) from continuing operations attributable to controlling interest per common share	(0.03)	(0.10)	(0.15)	(0.09)
Basic net income (loss) per common share	(0.02)	(0.09)	(0.08)	(0.09)
Diluted income (loss) from continuing operations attributable to controlling interest per common share	(0.03)	(0.10)	(0.15)	(0.09)
Diluted net income (loss) per common share	(0.02)	(0.09)	(0.08)	(0.09)

	Quarters
	First	Second	Third	Fourth
		(Unaudited)
2009:
Revenues	$46,289	$48,393	$56,768	$63,094
Income (loss) from unconsolidated joint ventures,
including impairments	1,820	(29,361)	(42,854)	1,698
Gain on sale of investment properties	167,434	801	406	(4)
Income (loss) from continuing operations	164,216	(90,894)	(54,377)	(5,206)
Discontinued operations	(6)	13,506	1,048	1,260
Net income (loss)	164,210	(77,388)	(53,329)	(3,946)
Net income (loss) attributable to controlling interest	163,798	(78,086)	(53,860)	(4,557)
Net income (loss) available to common stockholders	160,571	(81,313)	(57,088)	(7,782)
Basic income (loss) from continuing operations attributable to controlling interest per common share	3.13	(1.84)	(0.98)	(0.09)
Basic net income (loss) per common share	3.13	(1.58)	(0.96)	(0.08)
Diluted income (loss) from continuing operations attributable to controlling interest per common share	3.13	(1.84)	(0.98)	(0.09)
Diluted net income (loss) per common share	3.13	(1.58)	(0.96)	(0.08)

Note:	The above per share quarterly information may not sum to full year per share information due to rounding, and, in 2009, per share information for the quarter may not add up to the annual earnings per share due to the issuance of additional common stock during that year. Other financial statements and financial statement schedules required under Regulation S-X are filed pursuant to Item 15 of Part IV of this report.

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
     Management, under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. The framework on which the assessment was based is described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, we concluded that we maintained effective internal control over financial reporting as of December 31, 2010. Deloitte & Touche, our independent registered public accounting firm, issued an opinion on the effectiveness of our internal control over financial reporting as of December 31, 2010, which follows this report of management.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Cousins Properties Incorporated:
     We have audited the internal control over financial reporting of Cousins Properties Incorporated and subsidiaries (the “Company”) as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
     In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and the financial statement schedule as of and for the year ended December 31, 2010 of the Company and our report dated February 28, 2011 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Atlanta, Georgia
February 28, 2011
Item 9B. Other Information
     None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
     The information required by Items 401 and 405 of Regulation S-K is presented in Item X in Part I above and is included under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement relating to the 2011 Annual Meeting of the Registrant’s Stockholders, and is incorporated herein by reference. The Company has a Code of Business Conduct and Ethics (the “Code”) applicable to its Board of Directors and all of its employees. The Code is publicly available on the “Investor Relations” page of its website site at www.cousinsproperties.com. Section 1 of the Code applies to the Company’s senior executive and financial officers and is a “code of ethics” as defined by applicable SEC rules and regulations. If the Company makes any amendments to the Code other than technical, administrative or other non-substantive amendments, or grants any waivers, including implicit waivers, from a provision of the Code to the Company’s senior executive or financial officers, the Company will disclose on its website the nature of the amendment or waiver, its effective date and to whom it applies. There were no amendments or waivers during 2010.
Item 11. Executive Compensation
     The information under the captions “Executive Compensation” (other than the Committee Report on Compensation) and “Director Compensation” in the Proxy Statement relating to the 2011 Annual Meeting of the Registrant’s Stockholders is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The information under the captions “Beneficial Ownership of Common Stock” and “Equity Compensation Plan Information” in the Proxy Statement relating to the 2011 Annual Meeting of the Registrant’s Stockholders is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
     The information under the caption “Certain Transactions” and “Director Independence” in the Proxy Statement relating to the 2011 Annual Meeting of the Registrant’s Stockholders is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
     The information under the caption “Summary of Fees to Independent Registered Public Accounting Firm” in the Proxy Statement relating to the 2011 Annual Meeting of the Registrant’s Stockholders has fee information for fiscal years 2010 and 2009 and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)	1.	Financial Statements
A.	The following Consolidated Financial Statements of the Registrant, together with the applicable Report of Independent Registered Public Accounting Firm, are filed as a part of this report:
2.	Financial Statement Schedule

The following financial statement schedule for the Registrant is filed as a part of this report:

Page Numbers
A. Schedule III — Real Estate and Accumulated Depreciation — December 31, 2010	S-1 through S-5
NOTE: Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.
(b)	Exhibits
3.1	Restated and Amended Articles of Incorporation of the Registrant, as amended August 9, 1999, filed as Exhibit 3.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference.

3.1.1	Articles of Amendment to Restated and Amended Articles of Incorporation of the Registrant, as amended July 22, 2003, filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on July 23, 2003, and incorporated herein by reference.

3.1.2	Articles of Amendment to Restated and Amended Articles of Incorporation of the Registrant, as amended December 15, 2004, filed as Exhibit 3(a)(i) to the Registrant’s Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.

3.1.3	Articles of Amendment to Restated and Amended Articles of Incorporation of the Registrant, dated May 4, 2010, filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 10, 2010 and incorporated herein by reference.

3.2	Bylaws of the Registrant, as amended and restated June 6, 2009, filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 8, 2009, and incorporated herein by reference.

4(a)	Dividend Reinvestment Plan as restated as of March 27, 1995, filed in the Registrant’s Form S-3 dated March 27, 1995, and incorporated herein by reference.

10(a)(i)*	Cousins Properties Incorporated 1989 Stock Option Plan, renamed the 1995 Stock Incentive Plan and approved by the Stockholders on May 6, 1996, filed as Exhibit 4.1 to the Registrant’s Form S-8 dated December 1, 2004, and incorporated herein by reference.

10(a)(ii)*	Cousins Properties Incorporated 1999 Incentive Stock Plan, as amended and restated, approved by the Stockholders on May 6, 2008, filed as Annex B to the Registrant’s Proxy Statement dated April 13, 2008, and incorporated herein by reference.

10(a)(iii)*	Cousins Properties Incorporated 2005 Restricted Stock Unit Plan, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 9, 2005, and incorporated herein by reference.

10(a)(iv)*	Amendment No. 1 to Cousins Properties Incorporated 2005 Restricted Stock Unit Plan, filed as Exhibit 10(a)(iii) to the Registrant’s Form 10-Q for the quarter ended March 31, 2006, and incorporated herein by reference.

10(a)(v)*	Form of Restricted Stock Unit Certificate (with Performance Criteria), filed as Exhibit 10(a)(iv) to the Registrant’s Form 10-Q for the quarter ended March 31, 2006, and incorporated herein by reference.

10(a)(vi)*	Cousins Properties Incorporated 1999 Incentive Stock Plan — Form of Key Employee Non-Incentive Stock Option and Stock Appreciation Right Certificate, amended effective December 6, 2007, filed as Exhibit 10(a)(vi) to the Registrant’s Form 10-K for the year ended December 31, 2007 and incorporated herein by reference.

10(a)(vii)*	Cousins Properties Incorporated 1999 Incentive Stock Plan — Form of Key Employee Incentive Stock Option and Stock Appreciation Right Certificate, amended effective December 6, 2007, filed as Exhibit 10(a)(vii) to the Registrant’s Form 10-K for the year ended December 31, 2007 and incorporated herein by reference.

10(a)(viii)*	Cousins Properties Incorporated 2005 Restricted Stock Unit Plan — Form of Restricted Stock Unit Certificate, filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated December 11, 2006, and incorporated herein by reference.

10(a)(ix)*	Amendment No. 2 to the Cousins Properties Incorporated 2005 Restricted Stock Unit Plan, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 18, 2006, and incorporated herein by reference.

10(a)(x)*	Cousins Properties Incorporated 2005 Restricted Stock Unit Plan — Form of Restricted Stock Unit Certificate for Directors, filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on August 18, 2006, and incorporated herein by reference.

10(a)(xi)*	Form of Change in Control Severance Agreement, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 31, 2007, and incorporated herein by reference.

10(a)(xii)*	Amendment No. 1 to the Cousins Properties Incorporated 1999 Incentive Stock Plan, filed as Exhibit 10(a)(ii) to the Registrant’s Form 10-Q for the quarter ended March 31, 2008, and incorporated herein by reference.

10(a)(xiii)*	Amendment No. 4 to the Cousins Properties Incorporated 2005 Restricted Stock Unit Plan dated September 8, 2008, filed as Exhibit 10(a)(xiii) to the Registrant’s Form 10-K for the year ended December 31, 2008 and incorporated herein by reference.

10(a)(xiv)*	Amendment No. 5 to the Cousins Properties Incorporated 2005 Restricted Stock Unit Plan dated February 16, 2009, filed as Exhibit 10(a)(xiv) to the Registrant’s Form 10-K for the year ended December 31, 2008 and incorporated herein by reference.

10(a)(xv)*	Form of Amendment Number One to Change in Control Severance Agreement filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated May 12, 2009, and incorporated herein by reference.

10(a)(xvi)*	Amendment Number 6 to the Cousins Properties Incorporated 2005 Restricted Stock Unit Plan filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated May 12, 2009, and incorporated herein by reference.

10(a)(xvii)*	Form of Cousins Properties Incorporated Cash Long Term Incentive Award Certificate filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated May 12, 2009, and incorporated herein by reference.

10(a)(xviii)*	Cousins Properties Incorporated 2009 Incentive Stock Plan, as approved by the Stockholders on May 12, 2009, filed as Annex B to the Registrant’s Proxy Statement dated April 3, 2009, and incorporated herein by reference.

10(a)(xix)*	Cousins Properties Incorporated Director Non-Incentive Stock Option and Stock Appreciation Right Certificate under the Cousins Properties Incorporated 2009 Incentive Stock Plan, filed as Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended June 30, 2009, and incorporated herein by reference.

10(a)(xx)*	Cousins Properties Incorporated 2005 Restricted Stock Unit Plan — Form of Restricted Stock Unit Certificate for 2010-2012 Performance Period filed as Exhibit 10(a)(xx) to the Registrant’s Form 10-K for the year ended December 31, 2009 and incorporated herein by reference.

10(a)(xxi)*	Cousins Properties Incorporated 2009 Incentive Stock Plan — Form of Key Employee Non-Incentive Stock Option Certificate filed as Exhibit 10(a)(xxi) to the Registrant’s Form 10-K for the year ended December 31, 2009 and incorporated herein by reference.

10(a)(xxii)*	Cousins Properties Incorporated 2009 Incentive Stock Plan — Form of Stock Grant Certificate filed as Exhibit 10(a)(xxii) to the Registrant’s Form 10-K for the year ended December 31, 2009 and incorporated herein by reference.

10(a)(xxiii)*	Form of New Change in Control Severance Agreement, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 7, 2011 and incorporated herein by reference.

10(a)(xxiv)*	Form of Amendment Number Two to Change in Control Severance Agreement, filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on January 7, 2011 and incorporated herein by reference.

10(a)(xxv)*†	Cousins Properties Incorporated 2009 Incentive Stock Plan — Form of Stock Grant Certificate.

10(a)(xxvi)*†	Cousins Properties Incorporated 2009 Incentive Stock Plan — Form of Key Employee Non-Incentive Stock Option Certificate.

10(a)(xxvii)*†	Cousins Properties Incorporated 2009 Incentive Stock Plan — Form of Key Employee Incentive Stock Option Certificate.

10(a)(xxviii)* †	Cousins Properties Incorporated 2005 Restricted Stock Unit Plan — Form of Restricted Stock Unit Certificate for 2011-2013 Performance Period.

10(b)*	Consulting Agreement with Joel Murphy, dated as of December 5, 2008, including the Amendment Number One to the Form of Restricted Stock Unit Certificate (with Performance Criteria), filed as Exhibit 10(b) to the Registrant’s Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.

10(c)*	Retirement Agreement and General Release by and among Thomas D. Bell, Jr. and Cousins Properties Incorporated dated June 7, 2009, filed as Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2009, and incorporated herein by reference.

10(d)*	Retirement and Consulting Agreement and General Release with James A. Fleming dated August 9, 2010, filed as Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2010 and incorporated herein by reference.

10(e)	Amended and Restated Credit Agreement, dated as of August 29, 2007, among Cousins Properties Incorporated as the Principal Borrower (and the Borrower Parties, as defined, and the Guarantors, as defined); Bank of America, N.A., as Administrative Agent, Swing Line

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

10(f)	Loan Agreement dated as of August 31, 2007, between Cousins Properties Incorporated, a Georgia corporation, as Borrower and JP Morgan Chase Bank, N.A., a banking association chartered under the laws of the United States of America, as Lender, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 7, 2007, and incorporated herein by reference.

10(g)	Loan Agreement dated as of October 16, 2007, between 3280 Peachtree I LLC, a Georgia limited liability corporation, as Borrower and The Northwestern Mutual Life Insurance Company, as Lender, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed October 17, 2007, and incorporated herein by reference.

10(h)	Contribution and Formation Agreement between Cousins Properties Incorporated, CP Venture Three LLC and The Prudential Insurance Company of America, including Exhibit U thereto, filed as Exhibit 10.1 to the Registrant’s Form 8-K filed on May 4, 2006, and incorporated herein by reference.

10(i)	Form of Indemnification Agreement, filed as Exhibit 10.1 to the Registrant’s Form 8-K dated June 18, 2007, and incorporated herein by reference.

10(j)	Underwriting Agreement dated September 15, 2009 by and among Cousins Properties Incorporated, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. Incorporated and J.P. Morgan Securities Inc., as representatives of the several underwriters, filed as Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed on September 17, 2009, and incorporated herein by reference.

10(k)	First Amendment dated as of February 19, 2010 to the Amended and Restated Credit Agreement dated August 29, 2007, among Cousins Properties Incorporated as the Principal Borrower (and the Co-Borrowers, as defined, and the Guarantors, as defined); Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer; Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager; Eurohypo AG, New York Branch, as Syndication Agent; PNC Bank, N. A., Wachovia Bank, N. A., and Wells Fargo Bank, N. A., as Documentation Agents; Norddeutsche Landesbank Girozentrale, as Managing Agent; and Aareal Bank AG, Charter One BANK, N.A. and Regions Bank, as Co-Agents, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 25, 2010, and incorporated herein by reference.

11	Computation of Per Share Earnings. Data required by SFAS No. 128, “Earnings Per Share,” is provided in Note 2 of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K and incorporated herein by reference.

12†	Statement Regarding Computation of Earnings to Combined Fixed Charges and Preferred Dividends.

21†	Subsidiaries of the Registrant.

23†	Consent of Independent Registered Public Accounting Firm.

31.1†	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan or arrangement.

†	Filed herewith.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cousins Properties Incorporated (Registrant)
Dated: February 28, 2011	BY:	/s/ Gregg D. Adzema
Gregg D. Adzema
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Capacity	Date

/s/ Lawrence L. Gellerstedt, III Lawrence L. Gellerstedt, III	Chief Executive Officer, President and Director (Principal Executive Officer)	February 28, 2011

/s/ Gregg D.Adzema Gregg D. Adzema	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 28, 2011

/s/ John D. Harris, Jr. John D. Harris, Jr.	Senior Vice President, Chief Accounting Officer and Assistant Secretary (Principal Accounting Officer)	February 28, 2011

/s/ Erskine B. Bowles Erskine B. Bowles	Director	February 28, 2011

/s/ Tom G. Charlesworth Tom G. Charlesworth	Director	February 28, 2011

/s/ James D. Edwards James D. Edwards	Director	February 28, 2011

/s/ Lillian C. Giornelli Lillian C. Giornelli	Director	February 28, 2011

/s/ S. Taylor Glover S. Taylor Glover	Chairman of the Board of Directors	February 28, 2011

/s/ James H. Hance, Jr. James H. Hance, Jr.	Director	February 28, 2011

/s/ William B. Harrison, Jr. William B. Harrison, Jr.	Director	February 28, 2011

/s/ William Porter Payne William Porter Payne	Director	February 28, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
  Cousins Properties Incorporated:
     We have audited the accompanying consolidated balance sheets of Cousins Properties Incorporated and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
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
     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cousins Properties Incorporated and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
Atlanta, Georgia
February 28, 2011

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,
	2010	2009
ASSETS
PROPERTIES:
Operating properties, net of accumulated depreciation of $274,925 and $233,091 in 2010 and 2009, respectively	$898,119	$1,006,760
Land held for investment or future development	123,879	137,233
Residential lots	63,403	62,825
Multi-family units held for sale	2,994	28,504

Total properties	1,088,395	1,235,322

CASH AND CASH EQUIVALENTS	7,599	9,464
RESTRICTED CASH	15,521	3,585
NOTES AND OTHER RECEIVABLES, net of allowance for doubtful accounts of $6,287 and $5,734 in 2010 and 2009, respectively	48,395	49,678
INVESTMENT IN UNCONSOLIDATED JOINT VENTURES	167,108	146,150
OTHER ASSETS	44,264	47,353

TOTAL ASSETS	$1,371,282	$1,491,552

LIABILITIES AND EQUITY
NOTES PAYABLE	$509,509	$590,208
ACCOUNTS PAYABLE AND ACCRUED LIABILITIES	32,388	56,577
DEFERRED GAIN	4,216	4,452
DEPOSITS AND DEFERRED INCOME	18,029	7,465

TOTAL LIABILITIES	564,142	658,702

COMMITMENTS AND CONTINGENT LIABILITIES

REDEEMABLE NONCONTROLLING INTERESTS	14,289	12,591

STOCKHOLDERS’ INVESTMENT:
Preferred stock, 20,000,000 shares authorized, $1 par value:
7.75% Series A cumulative redeemable preferred stock, $25 liquidation preference; 2,993,090 shares issued and outstanding in 2010 and 2009	74,827	74,827
7.50% Series B cumulative redeemable preferred stock, $25 liquidation preference; 3,791,000 shares issued and outstanding in 2010 and 2009	94,775	94,775
Common stock, $1 par value, 250,000,000 shares authorized, 106,961,959 and 103,352,382 shares issued in 2010 and 2009, respectively	106,962	103,352
Additional paid-in capital	684,551	662,216
Treasury stock at cost, 3,570,082 shares in 2010 and 2009	(86,840)	(86,840)
Accumulated other comprehensive loss on derivative instruments	—	(9,517)
Distributions in excess of cumulative net income	(114,196)	(51,402)

TOTAL STOCKHOLDERS’ INVESTMENT	760,079	787,411
Nonredeemable noncontrolling interests	32,772	32,848

TOTAL EQUITY	792,851	820,259

TOTAL LIABILITIES AND EQUITY	$1,371,282	$1,491,552

See notes to consolidated financial statements.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Years Ended December 31,
	2010	2009	2008
REVENUES:
Rental property revenues	$143,472	$139,504	$136,892
Fee income	33,420	33,806	47,662
Multi-family residential unit sales	34,442	30,841	8,444
Residential lot and outparcel sales	15,943	7,421	6,993
Other	1,229	2,972	4,149

	228,506	214,544	204,140

COSTS AND EXPENSES:
Rental property operating expenses	58,973	63,382	54,501
Multi-family residential unit cost of sales	27,017	25,629	7,330
Residential lot and outparcel cost of sales	10,699	5,023	3,776
General and administrative expenses	36,149	33,948	40,988
Separation expenses	1,045	3,257	1,186
Reimbursed general and administrative expenses	15,304	15,506	16,279
Depreciation and amortization	59,111	53,350	50,271
Interest expense	37,180	39,888	28,257
Impairment loss	2,554	40,512	2,100
Other	5,170	13,143	6,049

	253,202	293,638	210,737

LOSS ON EXTINGUISHMENT OF DEBT AND INTEREST RATE SWAPS	(9,827)	(2,766)	—

LOSS FROM CONTINUING OPERATIONS BEFORE TAXES, UNCONSOLIDATED JOINT VENTURES AND SALE OF INVESTMENT PROPERTIES	(34,523)	(81,860)	(6,597)

BENEFIT (PROVISION) FOR INCOME TAXES FROM OPERATIONS	1,079	(4,341)	8,770

INCOME (LOSS) FROM UNCONSOLIDATED JOINT VENTURES:
Equity in net income (loss) from unconsolidated joint ventures	9,493	(17,639)	9,721
Impairment loss on investment in unconsolidated joint ventures	—	(51,058)	—

	9,493	(68,697)	9,721

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE GAIN ON SALE OF INVESTMENT PROPERTIES	(23,951)	(154,898)	11,894

GAIN ON SALE OF INVESTMENT PROPERTIES	1,938	168,637	10,799

INCOME (LOSS) FROM CONTINUING OPERATIONS	(22,013)	13,739	22,693

INCOME FROM DISCONTINUED OPERATIONS:
Income (loss) from discontinued operations	2,754	3,163	(240)
Gain on extinguishment of debt	—	12,498	—
Gain on sale of real estate from discontinued operations	7,226	147	2,472

	9,980	15,808	2,232

NET INCOME (LOSS)	(12,033)	29,547	24,925
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(2,540)	(2,252)	(2,378)

NET INCOME (LOSS) ATTRIBUTABLE TO CONTROLLING INTEREST	(14,573)	27,295	22,547

DIVIDENDS TO PREFERRED STOCKHOLDERS	(12,907)	(12,907)	(14,957)

NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	$(27,480)	$14,388	$7,590

PER COMMON SHARE INFORMATION — BASIC AND DILUTED:
Income (loss) from continuing operations attributable to controlling interest	$(0.37)	$(0.02)	$0.10
Income from discontinued operations	0.10	0.24	0.04

Net income (loss) available to common stockholders — basic and diluted	$(0.27)	$0.22	$0.15

WEIGHTED AVERAGE SHARES — BASIC	101,440	65,495	51,331

WEIGHTED AVERAGE SHARES — DILUTED	101,440	65,495	51,728

See notes to consolidated financial statements.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
Years Ended December 31, 2010, 2009 and 2008
(In thousands)

					Accumulated	Cumulative
					Other	Undistributed
					Comprehensive	Net Income
			Additional		Income (Loss)	(Distributions in		Nonredeemable
	Preferred	Common	Paid-In	Treasury	on Derivative	Excess of	Stockholders’	Noncontrolling
	Stock	Stock	Capital	Stock	Instruments	Net Income)	Investment	Interests	Total Equity

Balance December 31, 2007	$200,000	$54,851	$348,508	$(86,840)	$(4,302)	$42,604	$554,821	$38,419	$593,240

Net income	—	—	—	—	—	22,547	22,547	2,731	25,278
Other comprehensive loss	—	—	—	—	(12,299)	—	(12,299)	—	(12,299)

Total comprehensive income (loss)	—	—	—	—	(12,299)	22,547	10,248	2,731	12,979
Repurchase of preferred stock	(30,398)	—	14,557	—	—	—	(15,841)	—	(15,841)

Common stock issued pursuant to:
Exercise of options and grants under director stock plan	—	105	1,771	—	—	—	1,876	—	1,876
Restricted stock grants, net of amounts withheld for income taxes	—	(16)	(257)	—	—	—	(273)	—	(273)
Amortization of stock options and restricted stock, net of forfeitures	—	(18)	4,296	—	—	—	4,278	—	4,278
Income tax deficiency from stock based compensation	—	—	(46)	—	—	—	(46)	—	(46)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(3,767)	(3,767)
Change in fair value of redeemable noncontrolling interests	—	—	—	—	—	(3,282)	(3,282)	156	(3,126)
Cash preferred dividends paid	—	—	—	—	—	(15,250)	(15,250)	—	(15,250)
Cash common dividends paid	—	—	—	—	—	(69,808)	(69,808)	—	(69,808)

Balance December 31, 2008	169,602	54,922	368,829	(86,840)	(16,601)	(23,189)	466,723	37,539	504,262

Net income	—	—	—	—	—	27,295	27,295	2,426	29,721
Other comprehensive income	—	—	—	—	7,084	—	7,084	—	7,084

Total comprehensive income	—	—	—	—	7,084	27,295	34,379	2,426	36,805
Common stock issued pursuant to:
Common stock offering, net of issuance	—	46,000	272,406	—	—	—	318,406	—	318,406
Stock dividend, net of issuance costs	—	2,420	17,291	—	—	(19,711)	—	—	—
Grants under director stock plan	—	29	236	—	—	—	265	—	265
Amortization of stock options and restricted stock, net of forfeitures	—	(19)	3,497	—	—	—	3,478	—	3,478
Income tax deficiency from stock based compensation	—	—	(43)	—	—	—	(43)	—	(43)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(7,117)	(7,117)
Change in fair value of redeemable noncontrolling interests	—	—	—	—	—	(180)	(180)	—	(180)
Cash preferred dividends paid	—	—	—	—	—	(12,907)	(12,907)	—	(12,907)
Cash common dividends paid	—	—	—	—	—	(22,710)	(22,710)	—	(22,710)

Balance December 31, 2009	169,602	103,352	662,216	(86,840)	(9,517)	(51,402)	787,411	32,848	820,259

Net income (loss)	—	—	—	—	—	(14,573)	(14,573)	2,364	(12,209)
Other comprehensive income	—	—	—	—	9,517	—	9,517	—	9,517

Total comprehensive income (loss)	—	—	—	—	9,517	(14,573)	(5,056)	2,364	(2,692)
Common stock issued pursuant to:
Stock dividend, net of issuance costs	—	3,353	20,834	—	—	(24,282)	(95)	—	(95)
Grants under director stock plan	—	35	215	—	—	—	250	—	250
Restricted stock grants, net of amounts withheld for income taxes	—	256	(330)	—	—	—	(74)	—	(74)
Amortization of stock options and restricted stock, net of forfeitures	—	(34)	2,382	—	—	—	2,348	—	2,348
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(2,440)	(2,440)
Change in fair value of redeemable noncontrolling interests	—	—	(766)	—	—	1,144	378	—	378
Cash preferred dividends paid	—	—	—	—	—	(12,907)	(12,907)	—	(12,907)
Cash common dividends paid	—	—	—	—	—	(12,176)	(12,176)	—	(12,176)

Balance December 31, 2010	$169,602	$106,962	$684,551	$(86,840)	$—	$(114,196)	$760,079	$32,772	$792,851

See notes to consolidated financial statements.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(12,033)	$29,547	$24,925
Adjustments to reconcile net income to net cash flows provided by operating activities:
Gain on sale of investment properties, including discontinued operations	(9,164)	(168,784)	(13,271)
Loss (gain) on extinguishment of debt	592	(12,498)	—
Impairment loss	2,554	40,512	2,100
Impairment loss on investment in unconsolidated joint ventures	—	51,058	—
Losses on abandoned predevelopment projects	829	7,723	1,053
Depreciation and amortization	59,956	55,833	53,412
Amortization of deferred financing costs	2,074	1,473	1,587
Stock-based compensation	2,348	3,743	4,726
Change in deferred income taxes, net of valuation allowance	—	8,897	(9,185)
Effect of recognizing rental revenues on a straight-line or market basis	(5,142)	(4,970)	(3,852)
(Income) loss from unconsolidated joint ventures	(9,493)	17,639	(9,721)
Operating distributions from unconsolidated joint ventures	11,394	7,237	23,751
Residential lot, outparcel and multi-family cost of sales, net of closing costs paid	35,743	27,415	10,681
Residential lot, outparcel and multi-family acquisition and development expenditures	(3,272)	(7,283)	(52,151)
Income tax deficiency from stock based compensation expense	—	43	46
Changes in other operating assets and liabilities:
Change in other receivables and other assets, net	3,870	(3,537)	6,177
Change in accounts payable and accrued liabilities	(560)	(10,884)	290

Net cash provided by operating activities	79,696	43,164	40,568

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from investment property sales	101,706	11,727	44,913
Property acquisition and development expenditures	(33,761)	(53,874)	(159,131)
Investment in unconsolidated joint ventures	(26,229)	(5,234)	(24,603)
Distributions from unconsolidated joint ventures	16,024	4,830	17,630
Payment of debt guarantee for unconsolidated joint venture	(17,250)	—	—
Collection of notes receivable, net of investment	134	(34)	174
Change in other assets	(1,363)	(2,812)	(12,664)
Change in restricted cash	(12,409)	51	(49)

Net cash provided by (used in) investing activities	26,852	(45,346)	(133,730)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facility	100,300	165,000	501,725
Repayment of credit and term facilities	(134,900)	(436,000)	(243,325)
Proceeds from other notes payable	27,034	—	18,401
Repayment of notes payable	(73,133)	(75,819)	(10,751)
Payment of loan issuance costs	(1,996)	—	(320)
Common stock issued, net of expenses	(95)	318,406	1,156
Repurchase of preferred stock	—	—	(15,841)
Income tax deficiency from stock based compensation expense	—	(43)	(46)
Cash common dividends paid	(12,176)	(22,710)	(69,808)
Cash preferred dividends paid	(12,907)	(12,907)	(15,250)
Contributions from noncontrolling interests	2,237	32	11
Distributions to noncontrolling interests	(2,777)	(7,276)	(7,652)

Net cash provided by (used in) financing activities	(108,413)	(71,317)	158,300

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,865)	(73,499)	65,138

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	9,464	82,963	17,825

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7,599	$9,464	$82,963

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
     Cousins, CREC and their subsidiaries (collectively, the “Company”) develop, manage and own office, for-sale multi-family, retail, industrial and residential real estate projects. As of December 31, 2010, the Company’s portfolio of real estate assets consisted of interests in 7.4 million square feet of office space, 4.7 million square feet of retail space, 2.0 million square feet of industrial space, 7 for-sale units in a completed for-sale multi-family project, interests in 24 residential communities under development or held for future development, approximately 9,100 acres of strategically located land tracts held for investment or future development, and significant land holdings for development of single-family residential communities. The Company also provides leasing and/or management services for approximately 12.1 million square feet of office and retail space owned by third parties.
     Basis of Presentation: The Consolidated Financial Statements include the accounts of Cousins, its consolidated partnerships and wholly-owned subsidiaries and CREC and its consolidated subsidiaries. Intercompany transactions and balances have been eliminated in consolidation. The Company presents its financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”) as outlined in the Financial Accounting Standard Board’s Accounting Standards Codification (the “Codification” or “ASC”). The Codification is the single source of authoritative accounting principles applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.
     The Company evaluates all partnership interests or other variable interests to determine if the interest qualifies as a variable interest entity (“VIE”), as defined in the Codification. If the interest represents a VIE and the Company is determined to be the primary beneficiary, the Company is required to consolidate the assets, liabilities and results of operations of the VIE.
     The Company has a joint venture with Callaway Gardens Resort, Inc. (“Callaway”) for the development of residential lots. The joint venture is considered to be a VIE, and the Company is considered to be the primary beneficiary. The project is anticipated to be funded fully through Company contributions, and Callaway has no obligation to fund any costs, although Callaway has the right to receive returns, but absorb no losses, from the project. The Company is the sole decision maker for the venture and the development manager. As of December 31, 2010 and 2009, Callaway had total assets of $15.7 million and $16.3 million, respectively, and no significant liabilities.
     The Company also has an investment in Handy Road Associates, LLC (“Handy Road”), a 50-50 joint venture which owns 1,187 acres of land in suburban Atlanta, Georgia intended for future development or sale. The joint venture is considered to be a VIE, and the Company is considered to be the primary beneficiary. As of December 31, 2010 and 2009, Handy Road had assets of approximately $3.5 million and $5.4 million, respectively, and approximately $3.4 million of liabilities at both dates.
     For unconsolidated entities that the Company does not control, but exercises significant influence, the Company uses the equity method of accounting. Descriptions of each of the Company’s investments accounted for under the equity method are included in Note 4.
2. SIGNIFICANT ACCOUNTING POLICIES
Long-Lived Assets
     Cost Capitalization: Costs related to planning, developing, leasing and constructing a property are capitalized and classified as Properties in the Consolidated Balance Sheets. These costs include costs of development personnel who work directly on projects under development based on actual time spent on each project. In addition, the Company capitalizes interest to qualifying assets under development based on average accumulated expenditures outstanding during the period. In capitalizing interest to qualifying assets, the Company first uses the interest incurred on specific project debt, if any, and next uses the Company’s weighted average interest rate for non-project specific debt. The Company also capitalizes interest to investments accounted for under the equity method when the investee has property under development with a carrying value in excess of the investee’s borrowings. To the extent debt exists within an unconsolidated joint venture during the construction period, the venture capitalizes interest on that venture specific debt.

     The Company capitalizes interest, real estate taxes and certain operating expenses on the unoccupied portion of recently completed properties from the date a project receives its certificate of occupancy to the earlier of (1) the date on which the project achieves 95% economic occupancy or (2) one year after it receives its certificate of occupancy.
     The Company capitalizes direct leasing costs related to leases that are probable of being executed. These costs include commissions paid to outside brokers, legal costs incurred to negotiate and document a lease agreement and internal costs that are based on time spent by leasing personnel on successful leases. The Company allocates these costs to individual tenant leases and amortizes them over the related lease term.
     Impairment: The Company’s long-lived assets are mainly its real estate assets, which include operating properties, undeveloped land, residential lots and for-sale multi-family units. In accordance with accounting standards related to impairment, management reviews each of its long-lived assets for the existence of any indicators of impairment. If indicators of impairment are present for assets which are held for use, the Company calculates the expected undiscounted future cash flows to be derived from such assets. If the undiscounted cash flows are less than the carrying amount of the asset, a fair value analysis is prepared, and the long-lived asset is reduced to its fair value. If a long-lived asset is considered held for sale, the Company recognizes impairment losses if the fair value, net of selling costs, is less than its carrying value. See Note 5 for more information on impairments recognized during 2010, 2009 and 2008.
     The accounting treatment for long-lived assets is the same within the Company’s unconsolidated joint ventures. See Notes 4 and 5 for more information on impairments recognized, if any, within the Company’s unconsolidated joint ventures during 2010, 2009 and 2008.
     The Company evaluates the recoverability of its investment in unconsolidated joint ventures in accordance with accounting standards for equity investments by first reviewing each investment for any indicators of impairment. If indicators are present, the Company estimates the fair value of the investment. If the carrying value of the investment is greater than the estimated fair value, management makes an assessment of whether the impairment is “temporary” or “other-than-temporary.” In making this assessment, management considers the following: (1) the length of time and the extent to which fair value has been less than cost, (2) the financial condition and near-term prospects of the entity, and (3) the Company’s intent and ability to retain its interest long enough for a recovery in market value. See Note 5 for more information on impairments recognized on the Company’s investments in unconsolidated joint ventures, if any, during 2010, 2009 and 2008.
     The Company evaluates impairment of its goodwill annually, as of November 30 (or at any point during the year if indicators of impairment exist), for impairment using a discounted cash flow analysis. The Company recorded no goodwill impairments during 2010, 2009 or 2008.
     Acquisition of Operating Properties: The Company allocates the purchase price of operating properties acquired to land, building, tenant improvements and identifiable intangible assets and liabilities based upon relative fair values at the date of acquisition. The Company assesses fair value based on estimated cash flow projections that utilize appropriate discount and/or capitalization rates, as well as available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known and anticipated trends, and market and economic conditions. The values assigned to the tangible assets of an acquired property are based on the market values for land and tenant improvements and an analysis of the fair value of the building as if it were vacant. Intangible assets can consist of above or below market tenant and ground leases, customer relationships or the value of in-place leases. The values of the above and below market tenant and ground leases are recorded within Other Assets or Accounts Payable and Accrued Liabilities in the Consolidated Balance Sheets. Above or below market tenant leases are amortized into rental revenues over the individual remaining lease terms, and above or below market ground leases are amortized into ground rent expense over the remaining term of the associated lease. The value associated with in-place leases is recorded in Other Assets and amortized to depreciation and amortization expense over the expected term (see Note 10 for further detail on Intangible Assets). Historically, the Company has not assigned any value to customer relationships on properties acquired. Tangible assets acquired are depreciated using the methodology detailed below in the Depreciation and Amortization section. There were no significant property acquisitions in 2010 or 2009.
     Depreciation and Amortization: Real estate assets are stated at the lower of fair value or depreciated cost. Buildings are depreciated over their estimated useful lives, which range from 24-40 years. The life of a particular building depends upon a number of factors including whether the building was developed or acquired and the condition of the building upon acquisition. Furniture, fixtures and equipment are depreciated over their estimated useful lives of three to five years. Tenant improvements, leasing costs and leasehold improvements are amortized over the term of the applicable leases or the estimated useful life of the assets, whichever is shorter. The Company accelerates the depreciation of tenant assets if it estimates that the lease term will end prior to the termination date. This acceleration may occur if a tenant files for bankruptcy, vacates its premises or defaults in another manner on its lease. Deferred expenses are amortized over the period of estimated benefit. The Company uses the straight-line method for all depreciation and amortization.
     Discontinued Operations: Gains or losses from the disposition of certain real estate assets and the related historical results of operations of these assets disposed of or held-for-sale, as defined, are included in a separate section, Discontinued Operations, in the Statements of Operations for all periods presented. The Company also assesses whether it has significant continuing involvement in the property, as outlined in the rules, and if it does, the transaction does not qualify as a Discontinued Operation. The Company ceases depreciation of a property when it is categorized as held-for-sale. See Note 8 for a detail of property transactions that met these requirements.
Revenue Recognition
     Rental Property Revenues: The Company recognizes income from leases which include scheduled increases in rental rates over the lease term (other than scheduled increases based on the Consumer Price Index) and/or periods of free rent on a straight-line basis. The Company recognizes revenues from tenants for operating expenses that the Company incurs which may be billed back to the tenants pursuant to their lease agreements. These operating expenses include items such as real estate taxes, insurance and other property operating costs. During 2010, 2009 and 2008, the Company recognized $26.8 million, $26.5 million and $27.7 million, respectively, in revenues from tenants related to operating expenses.
     The Company makes valuation adjustments to all tenant-related accounts receivable based upon its estimate of the likelihood of collectibility of amounts due from the tenant. The Company analyzes the tenant’s credit and business risk, history of payment and other factors in order to aid in its assessment. The Company generally reserves accounts receivable on specific tenants where rental payments or reimbursements are delinquent 90 days or more. Reserves may also be recorded for amounts outstanding less than 90 days if management deems the collectibility is highly questionable.
     Fee Income: The Company recognizes development and leasing fees when earned. The Company recognizes development and leasing fees received from unconsolidated joint ventures and related salaries and other direct costs incurred by the Company as income and expense based on the percentage of the joint venture which the Company does not own. Correspondingly, the Company adjusts the Investment in Unconsolidated Joint Ventures asset when fees are paid to the Company by a joint venture in which the Company has an ownership interest. The Company amortizes these adjustments over a relevant period in Income from Unconsolidated Joint Ventures.
     Under management agreements with both third party property owners and joint venture properties in which the Company has an ownership interest, the Company receives management fees, as well as expense reimbursements comprised primarily of on-site personnel’s salaries and benefits. The Company expenses salaries and other direct costs related to these management agreements. The Company also obtains reimbursements for certain expenditures incurred under development agreements with both third party and joint venture entities. The Company records management and development fees and the related reimbursements in Fee Income on the Consolidated Statements of Operations in the same period as the corresponding expenses are incurred. Reimbursements from third party and unconsolidated joint venture management and development contracts were $15.3 million, $15.5 million and $16.3 million for the years ended December 31, 2010, 2009 and 2008, respectively.
     For-Sale Multi-Family Residential Unit Sales: The Company recognizes sales and related cost of sales of multi-family residential units by estimating profit percentages for the entire project and applying these percentages to each individual unit sale in a consistent manner. If the anticipated profit estimate changes during the course of a project, the Company adjusts cost of sales prospectively to reflect the new metrics. The Company recognizes forfeited deposits in income as earned. In certain situations, the Company has financed unit sales and recognizes profits on these sales under the deposit method of accounting. Multi-Family Units Held for Sale on the Consolidated Balance Sheets as of December 31, 2010 and 2009 has approximately $857,000 and $2.0 million, respectively, of assets that are under sales contracts which have not met the requirements of sales recognition under accounting rules. In addition, at December 31, 2009 the Company had $1.8 million of assets under short-term rental leases included in Multi-Family Units Held for Sale.
     Residential Lot Sales: The Company recognizes sales and related cost of sales of developed lots to homebuilders upon closing, the majority of which historically have been accounted for on the full accrual method. If a substantial continuing obligation exists related to the sale, the Company uses the percentage of completion method. If other criteria for the full accrual method are not met, the Company utilizes the appropriate revenue recognition policy as detailed in ASC 360. Management estimates profit percentages for the entire project and applies these percentages to each individual lot sale in a consistent manner. If the anticipated profit estimate changes during the course of a project, the Company adjusts cost of sales prospectively to reflect the new metrics.

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
     CREC, a C-Corporation for federal income tax purposes, uses the liability method of accounting for income taxes. Tax return positions are recognized in the financial statements when they are “more-likely-than-not” to be sustained upon examination by the taxing authority. Deferred income tax assets and liabilities result from temporary differences. Temporary differences are differences between the tax bases of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future periods. A valuation allowance may be placed on deferred income tax assets. See Note 7 for more information regarding the tax position of the Company.
Stock-Based Compensation
     The Company has several types of stock-based compensation plans which are described in Note 6. The Company recognizes compensation expense, net of forfeitures, arising from share-based payment arrangements (stock options, restricted stock, restricted stock units, and cash-based long-term incentive) granted to employees and directors in General and Administrative Expense in the Consolidated Statements of Operations over the related awards’ vesting period, which may be accelerated under the Company’s retirement feature. The Company has capitalized a portion of share-based payment expense to certain projects. Information for the Company’s share-based payment arrangements for the years ended December 31, 2010, 2009 and 2008 is as follows ($ in thousands):

	2010	2009	2008
Expensed	$4,395	$5,705	$4,168
Amounts capitalized	(282)	(451)	(851)

	$4,113	$5,254	$3,317

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
     On January 1, 2009, the Company adopted new guidance for calculating earnings per share. Under the new guidance, the Company is required to reflect unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents in the computation of earnings per share for all periods presented. The Company’s outstanding restricted stock has nonforfeitable rights to dividends. Both basic and diluted earnings per share for 2008 were retroactively adjusted to conform to this presentation as follows (in thousands):

	2008
	Basic	Diluted
Weighted average shares, as originally reported	51,202	51,621
Less dilutive effect of restricted shares	—	(22)
Weighted average unvested restricted shares	129	129

Weighted average shares, as adjusted	51,331	51,728

Weighted average shares — basic and diluted are as follows (in thousands):

	2010	2009	2008
Weighted-average shares-basic	101,440	65,495	51,331
Dilutive potential common shares:
Stock options	—	—	397

Weighted-average shares-diluted	101,440	65,495	51,728

Anti-dilutive options at period end not included	6,460	6,944	3,987

Derivative Instruments
     From time to time, the Company may use derivative instruments, such as interest rate swaps, to effectively manage its interest rate risk on certain debt instruments. Entities that use derivative instruments are required to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. Entities are also required to disclose certain information about the amounts and location of derivatives located within the financial statements, how the provisions of derivative accounting rules have been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows.
     Specifically, the Company had interest rate swaps in 2010 and 2009. The Company did not utilize the “shortcut method” of accounting for these instruments and followed the hypothetical derivative method. Except for any portion of the swaps considered to be ineffective, the Company recognized the change in value of the interest rate swaps in Accumulated Other Comprehensive Loss (“OCL”), which is included in the equity section of the Consolidated Balance Sheets. The Company recorded payments made or received under the interest rate swap agreements in Interest Expense on the Consolidated Statements of Operations. The Company analyzed ineffectiveness on a quarterly basis and recorded the effect of any ineffectiveness in Interest Expense in the Consolidated Statements of Operations. Payments related to interest rate swap termination agreements were expensed as incurred. See Note 3 for more details related to the Company’s interest rate swaps.
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
Cash and Cash Equivalents and Restricted Cash
     Cash and cash equivalents include cash and highly-liquid money market instruments. Highly-liquid money market instruments include securities and repurchase agreements with original maturities of three months or less, money market mutual funds and United States Treasury Bills with maturities of 30 days or less. Restricted cash primarily represents amounts restricted under debt agreements for future capital expenditures or for specific future operating costs, and deposits on for-sale multi-family unit contracts.
New Accounting Pronouncement
     The Company adopted new guidelines effective January 1, 2010, which modify how a company determines when an entity that is insufficiently capitalized or is not controlled through voting or similar rights should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. An ongoing reassessment of whether a company is the primary beneficiary of a VIE, and additional disclosures about a company’s involvement in VIEs, including any significant changes in risk exposure due to that involvement, is required. These changes did not affect financial condition, results of operations or cash flows.

Other
     In the periods prior to the second quarter of 2009, the Company included separation payments to terminated employees within the general and administrative expense line item. Beginning in the second quarter of 2009, these amounts were segregated on the Consolidated Statements of Operations and prior period amounts have been revised to conform to this new presentation.
Use of Estimates
     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements and notes. Actual results could differ from those estimates.
3. NOTES PAYABLE, COMMITMENTS AND CONTINGENCIES
     The following table summarizes the terms of notes payable outstanding at December 31, 2010 and 2009 ($ in thousands):

		Term/
		Amortization
Description	Interest Rate	Period (Years)	Maturity	2010	2009

Credit Facility, unsecured (see note)	LIBOR + 1.75% to 2.25%	4/N/A	8/29/11	$105,400	$40,000
Term Facility, unsecured (see note)	See note	5/N/A	8/29/12	—	100,000
Terminus 100 mortgage note (see note)	5.25%	12/30	1/1/23	140,000	180,000
The American Cancer Society Center mortgage note (interest only until October 1, 2011)	6.45%	10/30	9/1/17	136,000	136,000
333/555 North Point Center East mortgage note	7.00%	10/25	11/1/11	26,412	27,287
100/200 North Point Center East mortgage note (interest only until July 1, 2010)	5.39%	5/30	6/1/12	24,830	25,000
Previous Meridian Mark Plaza mortgage note (see note)	8.27%	10/28	9/1/10	—	22,279
Meridian Mark Plaza mortgage note (see note)	6.00%	10/30	8/1/20	26,892	—
Lakeshore Park Plaza mortgage note	5.89%	4/25	8/1/12	17,544	17,903
The Points at Waterview mortgage note	5.66%	10/25	1/1/16	16,592	17,024
600 University Park Place mortgage note	7.38%	10/30	8/10/11	12,292	12,536
Handy Road Associates, LLC (see note)	Prime + 1%, but not < 6%	5/N/A	3/30/11	3,374	3,340
Glenmore Garden Villas, LLC (see note)	LIBOR + 2.25%	3/N/A	10/3/10	—	8,674
Other	4.13%	2/N/A	11/18/13	173	165

				$509,509	$590,208

     Credit and Term Facilities
     In February 2010, the Company entered into a First Amendment (the “Amendment”) of its Credit and Term Facilities with Bank of America and other participating banks. The Amendment reduced the amount available under the Credit Facility from $500 million to $250 million. The amount available under the Term Facility remained the same; however, if the Company sold certain assets aggregating $50 million, it was required to utilize the proceeds to reduce the balance outstanding on the Term Facility. The Amendment provided that if the Term Facility was repaid, in whole or in part, prior to the maturity of the Credit Facility, the availability under the Credit Facility would increase correspondingly, allowing a total availability under the combined Facilities of $350 million. The maturity date of the Credit Facility is August 29, 2011. The Credit Facility can be extended for one year with the payment of a fee, unless there is an event of default.
     The Amendment provided that amounts outstanding under the Credit and Term Facilities accrue interest at the London Interbank Offering Rate (“LIBOR”) plus a spread, based on the Leverage Ratio, which is Adjusted Debt, as defined in the Amendment, over Total Assets, as defined in the Amendment, and it changed the spread for the Credit and Term Facilities. At December 31, 2010, the spread over LIBOR under the Credit Facility was 2.0%.

	Credit and Term Facilities	Credit Facility	Term Facility Applicable
	Applicable Spread - As	Applicable Spread -	Spread - Before
Leverage Ratio	Amended	Before Amendment	Amendment

< 35%	1.75%	0.75%	0.70%
>35% but < 45%	2.00%	0.85%	0.80%
>45% but < 50%	2.25%	0.95%	0.90%
>50% but < 55’%	2.25%	1.10%	1.05%
>55%	N/A	1.25%	1.20%
     The Amendment also changed certain operating and financial covenants including, but not limited to, the minimum Consolidated Fixed Charge Coverage Ratio, as defined, which decreased from 1.50 to 1.30. The Company incurred an administrative fee of approximately $1.7 million to effect the Amendment and additionally expensed unamortized deferred loan costs related to the previous facility of $592,000.
     In July 2010, the Company paid the outstanding balance of the Term Facility in full. Accordingly, the maximum amount available under the Credit Facility increased to $350 million. In conjunction with the payoff of the Term Facility, the Company terminated the related interest rate swap, and the Company paid the counterparty to the swap agreement $9.2 million, which was recognized as an expense in 2010.
     The amount that the Company may draw under the Credit Facility is a defined function of the Company’s unencumbered assets and is reduced by any letters of credit outstanding. Based on these limitations, as of December 31, 2010, the Company was able to draw an additional $238.4 million under the Credit Facility.
     Other Debt Activity
     In July 2010, the Company obtained a new mortgage loan secured by Meridian Mark Plaza that increased the principal from $22.3 million to $27.0 million and reduced the interest rate from 8.27% to 6.00%. The new note requires principal and interest payments based on a 30-year amortization, and has a maturity date of August 1, 2020.
     In December 2010, the Company amended its Terminus 100 mortgage note. The Company paid $40.0 million of principal, reducing the note to $140.0 million outstanding. The interest rate on the note was reduced from 6.13% to 5.25%, principal and interest payments are based on a 30-year amortization, and the note matures January 1, 2023.
     In June 2009, the Company consolidated its investment in Handy Road, which was previously accounted for under the equity method. See Note 4 herein for further information. Upon consolidation, the Company recorded a note payable for Handy Road at its then fair value of $3.2 million. This interest-only note is non-recourse to the Company, and is guaranteed by the third-party partner in the venture.
     In September 2009, the Company consolidated its investment in Glenmore Garden Villas, LLC (“Glenmore”), a townhome development in Charlotte, North Carolina, which was previously accounted for under the equity method. See Note 4 herein for further information. Upon consolidation, the Company recorded a note payable at Glenmore at its fair value of $8.7 million.
     Interest Rate Swap Agreements
     In 2007, the Company entered into an interest rate swap agreement with a notional amount of $100 million in order to manage its interest rate risk under the Term Facility. The Company designated this swap as a cash flow hedge, and this swap effectively fixed the underlying LIBOR rate of the Term Facility at 5.01% through August 2012. As discussed above, the Company terminated this swap agreement in 2010.
     In 2008, the Company entered into two interest rate swap agreements with notional amounts of $75 million each in order to manage interest rate risk associated with floating-rate, LIBOR-based borrowings. The Company designated these swaps as cash flow hedges, and these swaps effectively fixed a portion of the underlying LIBOR rate on $150 million of Company borrowings at an average rate of 2.84%. In October 2009, the Company terminated one of its $75 million swaps and paid the counterparty to the agreement $1.8 million, which was recognized as an expense in 2009. In addition, the Company reduced the notional amount of the second interest rate swap from $75 million to $40 million, paid the counterparty $959,000, and recognized this amount an expense in 2009. This reduced swap expired in October 2010. In 2010, 2009 and 2008, there was no ineffectiveness under any of the Company’s interest rate swaps. The fair value calculation for the swaps is deemed to be a Level 2 calculation under the guidelines as set forth in ASC 820, as the Company estimated future LIBOR rates on similar instruments to calculate fair value.
     The fair values of the interest rate swap agreements were recorded in Accounts Payable and Accumulated Other Comprehensive Loss on the Consolidated Balance Sheets, detailed as follows (in thousands):

		Floating Rate,
		LIBOR-based
	Term Facility	Borrowings	Total
Balance, December 31, 2008	$11,869	$4,732	$16,601
Termination of swaps	—	(2,766)	(2,766)
Change in fair value	(3,207)	(1,111)	(4,318)

Balance, December 31, 2009	8,662	855	9,517
Termination of swap	(9,235)	—	(9,235)
Change in fair value	573	(855)	(282)

Balance, December 31, 2010	$—	$—	$—

     Debt Maturities
     The aggregate maturities of the indebtedness of the Company at December 31, 2010 are as follows (in thousands; assuming the one-year extension of the Credit Facility is invoked):

2011	$45,762
2012	151,362
2013	4,777
2014	4,877
2015	5,168
Thereafter	297,563

$509,509

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
     The majority of the Company’s consolidated debt is fixed-rate long-term mortgage notes payable, most of which is non-recourse to the Company. The 333 and 555 North Point Center East note payable and the Credit Facility are recourse to the Company, which in total equaled approximately $131.8 million at December 31, 2010. Assets with carrying values of $256.3 million were pledged as security on the $377.7 million non-recourse debt of the Company. As of December 31, 2010, the weighted average maturity of the Company’s consolidated debt was 6.1 years. As of December 31, 2010, outstanding commitments for the construction and design of real estate projects, including an estimate for unfunded tenant improvements at operating properties and other funding commitments, totaled approximately $12.4 million. The Company had outstanding performance bonds totaling approximately $2.0 million
     At December 31, 2010 and 2009, the estimated fair value of the Company’s notes payable was approximately $521.8 million and $586.2 million, respectively, calculated by discounting future cash flows at estimated rates at which similar loans would have been obtained at December 31, 2010 and 2009. These fair value calculations are considered to be Level 2 under the guidelines as set forth in ASC 820, as the Company utilizes market rates for similar type loans from third party brokers.

     For the years ended December 31, 2010, 2009 and 2008, interest was recorded as follows ($ in thousands):

	2010	2009	2008
Interest expensed	$37,180	$39,888	$28,257
Interest expensed — discontinued operations	—	1,505	4,894
Interest capitalized	—	3,736	14,894

Total interest incurred	$37,180	$45,129	$48,045

     Lease Commitments
     The Company has future lease commitments under ground leases and operating leases aggregating approximately $16.7 million over weighted average remaining terms of 72.4 and 1.5 years, respectively. The Company recorded lease expense of approximately $865,000, $765,000, and $777,000 in 2010, 2009 and 2008, respectively. Amounts due under these lease commitments are as follows ($ in thousands):

2011	$679
2012	626
2013	370
2014	294
2015	191
Thereafter	14,520

$16,680

     Litigation
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
4. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES
     The following information summarizes financial data and principal activities of the Company’s unconsolidated joint ventures. The information included in the following table entitled Summary of Financial Position is as of December 31, 2010 and 2009. The information included in the Summary of Operations table is for the years ended December 31, 2010, 2009 and 2008. The Company included negative investment balances in the Deposits and Deferred Income line item on the accompanying December 31, 2010 Consolidated Balance Sheet and included negative investment balances in the Investment in Unconsolidated Joint Venture line item on the accompanying December 31, 2009 Consolidated Balance Sheet. Dollars in both tables are in thousands.

	Total Assets		Total Debt		Total Equity		Company’s Investment
SUMMARY OF FINANCIAL POSITION:	2010	2009	2010	2009	2010	2009	2010	2009
CP Venture IV LLC entities	$313,603	$324,402	$36,620	$35,451	$267,085	$277,063	$15,364	$15,933
Charlotte Gateway Village, LLC	154,200	160,266	97,030	110,101	54,834	48,214	10,366	10,401
CF Murfreesboro Associates	129,738	139,782	103,378	113,476	24,263	23,231	14,246	13,817
Palisades West LLC	129,378	125,537	—	—	80,767	74,237	42,256	39,104
CP Venture LLC entities	106,066	101,209	—	—	104,067	99,133	3,779	3,270
CL Realty, L.L.C.	86,657	114,598	2,663	3,568	82,534	109,184	39,928	49,825
MSREF/Terminus 200 LLC	65,164	—	46,169	—	13,956	—	2,791	—
Terminus 200 LLC	—	27,537	—	76,762	—	(47,921)	—	—
Temco Associates, LLC	60,608	60,752	2,929	3,061	57,475	57,484	22,713	22,716
Crawford Long — CPI, LLC	34,408	35,277	48,701	49,710	(15,341)	(15,280)	(6,431)	(6,396)
Wildwood Associates	21,220	21,263	—	—	21,216	21,205	(1,642)	(1,647)
Ten Peachtree Place Associates	20,980	22,971	26,782	27,341	(6,263)	(4,846)	(4,581)	(3,887)
Cousins Watkins LLC	57,184	—	28,850	—	28,334	—	14,850	—
TRG Columbus Development Venture, Ltd.	3,574	6,802	—	—	2,115	2,464	58	383
Pine Mountain Builders, LLC	1,559	6,807	896	1,834	403	3,119	757	2,631

	$1,184,339	$1,147,203	$394,018	$421,304	$715,445	$647,287	$154,454	$146,150

	Total Revenues			Net Income (Loss)			Company’s Share of Net Income (Loss)
SUMMARY OF OPERATIONS:	2010	2009	2008	2010	2009	2008	2010	2009	2008
CP Venture IV LLC entities	$31,343	$32,698	$36,188	$3,955	$4,555	$4,808	$1,034	$1,142	$1,051
Charlotte Gateway Village, LLC	31,812	31,276	31,292	7,829	6,997	6,286	1,176	1,176	1,176
CF Murfreesboro Associates	13,785	12,205	9,970	1,032	1,474	389	280	539	36
Palisades West LLC	13,588	12,677	1,227	4,668	5,303	539	2,265	2,588	257
CP Venture LLC entities	18,394	18,038	19,882	8,899	8,552	9,156	921	882	955
CL Realty, L.L.C.	28,013	2,698	8,315	227	(8,500)	6,780	3,543	(2,552)	2,882
MSREF/Terminus 200 LLC	1,873	—	—	(1,967)	—	—	(393)	—	—
Terminus 200 LLC	533	654	414	55	(82,441)	(12)	—	(20,954)	(6)
Temco Associates, LLC	2,180	1,420	6,426	210	(2,728)	940	104	(1,357)	543
Crawford Long — CPI, LLC	11,415	11,324	11,309	1,939	1,784	1,626	969	890	807
Wildwood Associates	55	—	1	(129)	(133)	(213)	(65)	(67)	(107)
Ten Peachtree Place Associates	7,776	7,436	7,269	981	718	518	506	375	274
Cousins Watkins LLC	—	—	—	(1,072)	—	—	—	—	—
TRG Columbus Development Venture, Ltd.	1,091	506	57,645	783	30	7,435	473	115	1,892
Pine Mountain Builders, LLC	6,339	2,143	4,250	(2,541)	(254)	336	(1,316)	(142)	153
Handy Road Associates, LLC	—	—	—	—	—	(237)	—	(60)	(120)
Glenmore Garden Villas LLC	—	—	—	—	(311)	(33)	—	(175)	(16)
CPI/FSP I, L.P.	—	—	4,448	—	—	1,017	—	—	(33)
Other	—	—	20	—	(5)	(160)	(4)	(39)	(23)

	$168,197	$133,075	$198,656	$24,869	$(64,959)	$39,175	$9,493	$(17,639)	$9,721

     See Note 5 herein for a discussion of impairments taken by the Company on certain of its investments in joint ventures. The Company’s share of income above includes results of operations and any impairments that may have been recognized at the venture level, and excludes impairments taken at the Company’s ownership level related to its investment in these entities.
     CP Venture IV Holdings LLC (“CPV IV”) — See Note 8 for further description related to venture formation and structure. CPV IV was formed in June 2006, and the Company recorded its investment in CPV IV at an amount equal to 11.5% of its original cost basis in the contributed properties. CPV IV wholly owns the CP Venture Five LLC joint venture which owns five retail properties totaling approximately 1.2 million rentable square feet; three in suburban Atlanta, Georgia, and two in Viera, Florida. In September 2010, CP Venture Five LLC repaid the mortgage note payable secured by The Avenue East Cobb, and in November 2010, entered into a new mortgage note payable secured by The Avenue East Cobb, with an original principal of $36.6 million and a fixed interest rate of 4.52%. Principal and interest payments are made based on a 30-year amortization, and the maturity date is December 1, 2017. The assets of CPV IV in the above table include a cash balance of approximately $2.7 million at December 31, 2010.
     Charlotte Gateway Village, LLC (“Gateway”) — Gateway is a joint venture between the Company and Bank of America Corporation (“BOA”), which owns and operates Gateway Village, a 1.1 million rentable square foot office building complex in downtown Charlotte, North Carolina. The project is 100% leased to BOA through 2016. Gateway’s net income or loss and cash distributions are allocated to the members as follows: first to the Company so that it receives a cumulative compounded return equal to 11.46% on its capital contributions, second to BOA until it receives an amount equal to the aggregate amount distributed to the Company and then 50% to each member. The Company’s total project return on Gateway is ultimately limited to an internal rate of return of 17% on its invested capital. Gateway has a mortgage note payable with an original principal of $190 million, a maturity of December 1, 2016 and an interest rate of 6.41%. The assets of the venture in the above table include a cash balance of approximately $1.7 million at December 31, 2010.
     CF Murfreesboro Associates (“CF Murfreesboro”) — CF Murfreesboro is a 50-50 joint venture between the Company and an affiliate of Faison Associates, that owns and operates The Avenue Murfreesboro, a 751,000 square foot retail center in suburban Nashville, Tennessee. The development of the center was financed mainly by a construction loan, with a maximum amount available of $131 million, an interest rate of LIBOR plus 1.15% and a maturity date of July, 20, 2010, with a one-year conditioned extension option. In June 2010, the construction loan was modified to extend the maturity date to July 20, 2013, adjust the interest rate to LIBOR plus 3% and decrease the capacity under the loan to $113.2 million. The venture made principal payments of $8.2 million and paid $1 million in fees as part of this modification. Approximately $103.4 million has been drawn on the construction loan as of December 31, 2010, and the venture must make quarterly principal payments based on cash flows from the center, plus an additional annual payment, if necessary, based on a defined debt service coverage ratio. In addition, the Company has a repayment guarantee on the loan of $26.2 million. The assets of the venture in the above table include cash and restricted cash balances of approximately $6.1 million at December 31, 2010.
     Palisades West LLC (“Palisades”) — Palisades is a joint venture in which the Company holds a 50% interest, with Dimensional Fund Advisors (“DFA”) as a 25% partner and Forestar (USA) Real Estate Group Inc. (“Forestar”) as the other

25% partner. Palisades owns and operates two office buildings totaling 373,000 square feet in Austin, Texas. One of the buildings contains 216,000 square feet and is 100% leased to DFA. The other building contains 157,000 square feet, is 21% leased to Forestar, 3% leased to Cousins and 69% leased to a third party. The assets of the venture in the above table include a cash balance of approximately $2.7 million at December 31, 2010.
     CP Venture LLC Entities (“CPV”) — See Note 8 for further description related to venture formation and structure. The Company’s effective ownership in CPV is 10.4%, and Prudential’s is 89.6%. As of December 31, 2010, CPV owned one office building totaling 69,000 rentable square feet and three retail properties totaling approximately 934,000 rentable square feet. The assets of the venture in the above table include a cash balance of approximately $3.6 million at December 31, 2010.
     CL Realty, L.L.C. (“CL Realty”) — CL Realty is a 50-50 joint venture between the Company and Forestar Realty Inc., which is in the business of developing and investing primarily in single-family residential lot projects. As of December 31, 2010, CL Realty was in various stages of development, either directly or through investments in joint ventures, on 14 residential projects, 10 of which are in Texas, one in Georgia and three in Florida. CL Realty sold 330, 128 and 177 lots in 2010, 2009 and 2008, respectively, and 5,347 lots are projected to be developed and/or sold in future periods. The venture also sold 657, 4 and 61 acres of land in 2010, 2009 and 2008, respectively, and has interests in approximately 283 remaining acres of land, which it either intends to develop or sell as undeveloped tracts. The assets of the venture in the above table include a cash balance of approximately $1.0 million at December 31, 2010. CL Realty has construction loans secured by various projects totaling approximately $2.7 million, with maturities through November 2011.
     CL Realty recorded impairment charges in 2010, 2009 and 2008, the Company’s share of which was $2.2 million, $2.6 million and $325,000, respectively.
     Terminus 200 LLC (“T200”) and MSREF/Terminus 200 LLC (“MSREF/T200”) — T200 developed and operated an office building in the Terminus project in Atlanta, Georgia. The partners of T200 guaranteed the construction loan up to an amount of $17.25 million each, plus any unpaid interest. During 2009, the Company accrued this guarantee amount and recorded impairment charges equal to its full investment in T200. In the second quarter of 2010, the Company paid this guarantee. Concurrently, the Company entered into a transaction where the partner in T200 withdrew, and the Company and Morgan Stanley formed a new venture, MSREF/T200. The Company and Morgan Stanley contributed equity to MSREF/T200, T200 conveyed the building to MSREF/T200, and the new venture assumed the construction loan. Also in connection with this transaction, the term of the loan was extended to December 31, 2013, the interest rate was adjusted to LIBOR + 2.5%, and the availability under the loan was reduced to $92 million. The Company’s ownership interest in MSREF/T200 is 20%.
     Temco Associates, LLC (“Temco”) — Temco is a 50-50 joint venture between the Company and Forestar Realty Inc. As of December 31, 2010, Temco was in various stages of development on four single-family residential communities in Georgia with 1,556 remaining lots projected to be developed and/or sold. Temco sold two lots in 2010, no lots in 2009 and 8 lots in 2008. Temco did not sell any land in 2010, and sold 42 and 487 acres of land during 2009 and 2008, respectively. The venture has interests in approximately 5,840 remaining acres of land, which it intends to either develop or sell as undeveloped tracts. Temco has debt of $2.9 million secured by a golf course at one of its residential developments. This debt matures in May 2012 and carries an interest rate of LIBOR plus 6.5%. In 2009, Temco recorded an impairment charge on one of its residential properties, the Company’s share of which was $631,000.
     Crawford Long — CPI, LLC (“Crawford Long”) — Crawford Long is a 50-50 joint venture between the Company and Emory University and owns the Emory University Hospital Midtown Medical Office Tower, a 358,000 rentable square foot medical office building located in Midtown Atlanta, Georgia. Crawford Long has a mortgage note payable with an original principal of $55 million, a maturity of June 1, 2013 and an interest rate of 5.9%. Loan proceeds were in excess of the building’s basis, and when the proceeds were distributed to the partners, the amounts were in excess of the Company’s basis which created negative equity. The assets of the venture in the above table include a cash balance of approximately $2.2 million at December 31, 2010.
     Wildwood Associates (“Wildwood”) — Wildwood is a 50-50 joint venture between the Company and IBM which owns approximately 36 acres of undeveloped land in Wildwood Office Park in suburban Atlanta, Georgia. At December 31, 2010, the Company’s investment in Wildwood was a credit balance of $1.6 million. This credit balance resulted from cumulative distributions from Wildwood over time that exceeded the Company’s basis in its contributions, and essentially represents deferred gain not recognized at venture formation. This credit balance will decline as the venture’s remaining land is sold. The Company does not have any obligation to fund Wildwood’s working capital needs.
     Ten Peachtree Place Associates (“TPPA”) — TPPA is a 50-50 joint venture between the Company and a wholly-owned subsidiary of The Coca-Cola Company, and owns Ten Peachtree Place, a 260,000 rentable square foot office building located in midtown Atlanta, Georgia. TPPA has a mortgage note payable for an original principal of $30 million with a maturity of April 1, 2015 and an interest rate of 5.39%. Loan proceeds were in excess of the building’s basis, and when the proceeds were distributed to the partners, the amounts were in excess of the Company’s basis which created negative equity. The assets of the venture in the above table include cash and restricted cash balances of approximately $3.4 million at December 31, 2010.
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
     Cousins Watkins LLC — In 2010, Cousins Watkins LLC was formed between an affiliate of the Company and Watkins Retail Group (“Watkins”) for the purpose of owning and operating four retail centers in Tennessee and Florida. Watkins contributed the properties to the venture, and the Company contributed cash of approximately $14.9 million. Upon formation, the venture obtained four mortgage loans with a total borrowing capacity of $33.5 million and $28.9 million outstanding at December 31, 2010. The loans bear interest at LIBOR plus a spread ranging from 2.65% to 2.85%. The loans mature January 1, 2016 and may be extended for two one-year terms, provided certain conditions are met. The Company guaranteed 25% of two loans, which have a total balance available of $16.3 million, 25% of which is approximately $4.1 million. The Company assessed the fair value of these guarantees as $40,750. At December 31, 2010, the Company had guaranteed approximately $2.9 million of the outstanding balances, as the total available under the loans had not been drawn. The guarantees will be released if certain metrics at the centers are achieved. In addition, the Company guaranteed 100% of another loan, which had an outstanding balance of $6.3 million at December 31, 2010. The Company’s partner in the venture funded the estimated fair value of this guarantee of $65,000 to the Company. The Company anticipates it will be released from this guarantee in early 2011. The Company’s partner intends to obtain an environmental study and remediate conditions or fund a prescribed escrow amount with the lender. The Company receives a preferred return on operating cash flows and is entitled to receive proceeds from capital transactions that equate to a 16% return on its invested capital prior to Watkins receiving any distributions from capital transactions.
     TRG Columbus Development Venture, Ltd. (“TRG”) — TRG is 40% owned by 50 Biscayne Ventures, LLC (“Biscayne”), and 60% owned by The Related Group of Florida (“Related”). Biscayne is the limited partner in the venture and recognizes 40% of the income, after a preferred return to each partner on their equity investment and return of capital. Biscayne is 88.25% owned by the Company, and is therefore consolidated by the Company, with the results of operations for the remaining 11.75% interest recorded in noncontrolling interest. TRG constructed a 529-unit condominium project in Miami, Florida. All of the condominium unit sales have closed, although TRG financed the sale of five of these units, for which full profit recognition has not occurred. The majority of the proceeds from the sales have been distributed to the partners. The assets of the venture in the above table include cash and restricted cash balances of approximately $1.4 million at December 31, 2010.
     Pine Mountain Builders, LLC (“Pine Mountain Builders”) — Pine Mountain Builders is a 50-50 joint venture between the Company and Fortress Construction Company that constructs homes at three of the Company’s residential communities. During 2010, 2009 and 2008, Pine Mountain Builders sold 14, 4 and 7 homes, respectively. Pine Mountain Builders has loans related to model homes constructed with balances totaling approximately $896,000 at December 31, 2010 and maturity dates at various dates in 2011. All of the loans bear interest LIBOR plus 4.0%, but not less than 5.0%. The assets of the venture in the above table include cash and restricted cash balances of approximately $651,000 at December 31, 2010.
     In 2010, Pine Mountain Builders recorded an impairment charge on certain of its assets, the Company’s share of which was approximately $1.5 million.
     Handy Road — Handy Road is a 50-50 joint venture between the Company and Handy Road Managers, LLC (“HRM”), which owns 1,187 acres of land in suburban Atlanta, Georgia for future development and/or sale. Handy Road has a $3.4 million interest only note payable that is guaranteed by the partners of HRM, has a maturity of March 2011, and an interest rate of Prime plus 1.0%, but not less than 6%. In 2009, HRM indicated they would not make further capital contributions, and the Company determined that HRM would not receive any of the economic benefit/losses of the entity. As a result, the Company determined Handy Road was a VIE, of which the Company was the primary beneficiary, and, therefore, the Company began consolidating Handy Road in 2009. See Note 5 for further discussion.
     Glenmore — Glenmore was a 50-50 joint venture formed in 2007 between CREC and First Landmark, U.S.A., LLC in order to develop a townhome project in Charlotte, North Carolina. Glenmore had two notes with a maximum amount available of $13.5 million at an interest rate of LIBOR + 2.25% and a maturity date of October 3, 2010. Each of the partners in Glenmore guaranteed 50% of the $13.5 million available or $6.75 million for each partner. The Company had an investment in Glenmore of $1.1 million. In 2009, the Company recorded an impairment charge of $6.0 million related to Glenmore and began consolidating Glenmore as it was determined to be the primary beneficiary. Glenmore sold its assets in the first quarter of 2010 for approximately the adjusted cost basis, and the debt was repaid in full. See Note 5 for further discussion.
     CPI/FSP I, L.P. (“CPI/FSP”) — CPI/FSP was a 50-50 limited partnership between the Company and a venture owned by CommonWealth Pacific LLC and CalPERS, which owned an approximately 6 acre pad of land in Austin, Texas. In 2008, the Company purchased this land from CPI/FSP and expects to develop and/or sell this land in the future. The venture recognized income from this sale, although the Company did not recognize its share as income, due to the related-party nature of the transaction.
     Additional Information — During the development or construction of an asset, the Company and its partners may be committed to provide funds pursuant to a development plan. However, in general, the Company does not have any obligation to fund the working capital needs of its unconsolidated joint ventures. The partners may elect in their discretion to fund cash needs if the venture required additional funds to effect re-leasing or had other specific needs. Additionally, the Company generally does not guarantee the outstanding debt of any of its unconsolidated joint ventures, except for customary “non-recourse carve-out” guarantees of certain mortgage notes and the CF Murfreesboro and Watkins guarantees discussed in the related sections above.
     The Company recognized $10.4 million, $8.9 million, and $10.0 million of development, leasing, and management fees, including salary and expense reimbursements, from unconsolidated joint ventures in 2010, 2009 and 2008, respectively. See Note 2, Fee Income, for a discussion of the accounting treatment for fees from unconsolidated joint ventures.
5. IMPAIRMENTS
     Impairment Loss
     During 2010, 2009 and 2008, the Company recorded the following impairment losses in costs and expenses on the accompanying Statements of Operations (in thousands):

	2010	2009	2008
Handy Road	$1,968	$—	$—
60 N. Market/related note receivable	586	1,600	—
10 Terminus Place	—	34,900	2,100
Company airplane	—	4,012	—

	$2,554	$40,512	$2,100

     As discussed in Note 4, Handy Road, a consolidated joint venture that holds undeveloped land in Atlanta, Georgia, has a mortgage loan that is due in March 2011. The Company has been holding this land for future development or sale. In connection with the maturing mortgage loan, the Company evaluated several alternatives with respect to this project and determined that it was unlikely to either seek an extension of the loan or to repay the loan in order to hold the land for future investment or development opportunities. Therefore, a conveyance of the property to the bank represents the most likely scenario for this project. Given this change in intent, the Company recognized an impairment loss of approximately $2.0 million to record the land at its fair value, less costs to sell.
     60 North Market, a for-sale multi-family residential project in Asheville, North Carolina, was acquired by the Company in July 2009 in satisfaction of a note receivable. Upon acquisition, the Company recorded a $1.6 million impairment loss which equaled the difference between the fair value of the project and the sum of the book value of the note receivable plus a construction loan on the project that the Company paid. In 2010, the Company recorded an additional impairment on the project of $586,000 as it determined the fair value of the project had declined further since its acquisition. At December 31, 2010, there was approximately 9,200 square feet of commercial space available for sale with a carrying amount of $433,000.
     10 Terminus Place is a for-sale multi-family residential project in Atlanta, Georgia. The Company substantially completed the development in late 2008, and at that point it was determined to be held for sale in accordance with applicable accounting rules. The Company recorded a $2.1 million impairment loss at substantial completion to record the project at the Company’s estimate of fair value. In 2009, market conditions for for-sale multi-family residential projects deteriorated further, and the Company recorded an additional impairment loss of $34.9 million. At December 31, 2010, seven units with a carrying amount of approximately $2.6 million remain unclosed at this project and are included in Multi-Family Units Held for Sale on the accompanying Consolidated Balance Sheets.
     In 2009, the Company sold its airplane at an amount lower than its cost basis, which resulted in an impairment loss of $4.0 million.
     Impairment Loss on Investment in Unconsolidated Joint Ventures
     The Company recorded the following impairment losses on its investments in unconsolidated joint ventures in 2010, 2009 and 2008 in the accompanying Consolidated Statement of Operations (in thousands):

	2010	2009	2008
CL Realty	$—	$20,300	$—
Temco	—	6,700	—
T200	—	17,993	—
Glenmore	—	6,065	—

	$—	$51,058	$—

     The Company analyzed its investments in CL Realty and Temco for impairment in accordance with accounting standards for equity method investments and determined that the fair value of CL Realty and Temco was less than each investment’s carrying amount. As a result of the state of the market for residential lots, adjustments to the sell-out period for certain projects and the duration of the market decline, the Company determined that the impairments at CL Realty and Temco were other-than-temporary and recorded the impairment losses in 2009.
     As discussed in Note 4, T200 recognized an impairment loss in 2009, the Company’s share of which was $20.9 million. At the time, the Company guaranteed the T200 construction loan up to a maximum of $17.25 million and had certain commitments to fund tenant improvement costs at T200. The Company determined that it was probable that it would be required to fund this guarantee and these tenant costs and accrued these amounts as impairment losses on its investment in T200 in 2009.
     In 2009, prior to and upon consolidation of Glenmore, as discussed in Note 4, the Company recorded impairment losses of $6.1 million on its investment in Glenmore, which effectively recorded the assets and debt of Glenmore at fair value.
     Impairment Loss Within Unconsolidated Joint Ventures
     The Company was also affected by impairment losses recognized within certain of its unconsolidated joint ventures. These impairment losses were recorded on specific assets held by the joint ventures in accordance with accounting standards for long-lived assets, and are discussed by venture in Note 4. A summary of the Company’s share of these impairments for the years ended December 31, 2010, 2009 and 2008 are as follows (in thousands):

	2010	2009	2008
CL Realty	$2,229	$2,619	$325
Pine Mountain Builders	1,517	—	—
Temco	—	631	—
T200	—	20,931	—

	$3,746	$24,181	$325

     Fair Value Considerations for Property
     The Company evaluated certain of its real estate assets and its investments in unconsolidated joint ventures, which underlying ventures own real estate, for impairment using fair value processes and techniques as outlined in the accounting rules. The fair value measurements used in these evaluations of non-financial assets are considered to be Level 3 valuations within the fair value hierarchy in the rules, as there are significant unobservable inputs. Examples of inputs the Company utilizes in its fair value calculations are discount rates, market capitalization rates, expected lease rental rates, timing of new leases, an estimate of future sales prices and comparable sales prices of similar assets, if available. All of the impairment charges outlined above were based on Level 3 fair value inputs and all impairments were recorded in the Consolidated Statement of Operations, either in costs and expenses or within Income (Loss) from Unconsolidated Joint Ventures.

6. EQUITY
     2009 Incentive Stock Plan:
     The Company maintains the 2009 Incentive Stock Plan (the “2009 Plan”), which allows the Company to issue awards of stock options, stock grants or stock appreciation rights. As of December 31, 2010, 1,235,086 shares were authorized to be awarded pursuant to the 2009 Plan.
     Stock Options — At December 31, 2010, the Company had 6,459,896 stock options outstanding to key employees and outside directors pursuant to the 2009 Plan. The Company typically uses authorized, unissued shares to provide shares for option exercises. The stock options have a term of 10 years from the date of grant, and a vesting period of four years, except director stock options, which vest immediately. Grants on or after December 11, 2006 include a stock appreciation right, which permits an employee to waive his or her right to exercise the stock option and to instead receive the value of the option in stock, net of the exercise price and tax withholding, without requiring the payment of the exercise.
     In addition, the employee stock options include a retirement feature. Employees who meet the requirements of the retirement feature vest immediately in their stock options upon retirement. The Company accelerates the expense for employees who will become eligible under this feature before the end of their original vesting period, even if the employee has not retired. An employee who meets the requirements of the retirement feature will have the remaining original term to exercise their stock options after retirement. The certificates currently allow for an exercise period of one year after termination for employees who are not retirement-eligible.
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
     For 2010, 2009 and 2008, the Company computed the value of all stock options granted using the Black-Scholes option pricing model with the following assumptions and results:

	2010	2009	2008
Assumptions
Risk-free interest rate	2.63%	1.94%	2.62%
Assumed dividend yield	5.50%	6.00%	5.04%
Assumed lives of option awards (in years)	5.40	6.07	5.76
Assumed volatility	0.642	0.474	0.268
Results
Weighted average fair value of options granted	$2.68	$2.18	$3.74
     The Company recognizes compensation expense using the straight-line method over the vesting period of the options, with the offset recognized in additional paid-in capital. During 2010, 2009 and 2008, approximately $1.6 million, $2.0 million and $2.6 million, respectively, was recognized as compensation expense related to the options for employees and directors, before capitalization or income tax benefit, if any. In 2010, certain stock option terms were modified in connection with the retirement of the former Chief Financial Officer resulting in $110,000 in additional compensation expense. In 2009, certain stock option terms were modified in connection with the retirement of the former Chief Executive Officer resulting in an additional $872,000 in compensation expense. In 2008, certain stock option terms were modified for another former executive resulting in $292,000 in additional compensation expense.
     The Company anticipates recognizing $1.1 million in future compensation expense related to stock options outstanding at December 31, 2010, which will be recognized over a weighted average period of 2.1 years. There were no options exercised in 2010. As of December 31, 2010, the intrinsic value of the options outstanding and exercisable was $389,000 and $81,000, respectively, and is calculated using the exercise prices of the options compared to the market value of the

Company’s stock. The weighted-average contractual life for the options outstanding and exercisable was 4.5 years and 4.1 years, respectively, at December 31, 2010.
     The following is a summary of stock option activity for the year ended December 31, 2010:

	Number of
	Options	Weighted Average
	(000s)	Exercise Price Per Option
Outstanding, beginning of year	6,943	$21.89
Granted	352	$7.09
Forfeited/Expired	(835)	$20.18

Outstanding, end of year	6,460	$21.30

Options exercisable at end of year	5,794	$22.56

     Stock Grants — The 2009 Plan provides for stock grants, which may be subject to specified performance and vesting requirements, and have historically been in the form of restricted stock. Stock grants awarded on February 15, 2010 cliff vest three years from the date of grant, receive dividends and have voting rights during the vesting period. All other stock grants vest ratably over a four-year period, and also receive dividends and have voting rights during the vesting period. The Company records the restricted stock in Common Stock and Additional Paid-in Capital on the grant date, with the offset also recorded in Stockholders’ Investment. The Company records compensation expense over the vesting period. Compensation expense related to restricted stock, before capitalization or income tax benefit, if any, was approximately $747,000, $433,000 and $1.9 million in 2010, 2009 and 2008, respectively. In conjunction with the retirement of the Company’s former Chief Financial Officer in 2010, all unvested shares of restricted stock vested and the Company recognized approximately $129,000 in additional compensation expense as a result. As part of the retirement of the Company’s former Chief Executive Officer, all unvested shares of his restricted stock vested, and the Company recognized $298,000 in additional compensation expense in 2009 as a result.
     As of December 31, 2010, the Company had recorded $1.2 million of unrecognized compensation cost included in additional paid-in capital related to restricted stock, which will be recognized over a weighted average period of two years. The total fair value of the restricted stock which vested during 2010 was approximately $210,000. The following table summarizes restricted stock activity during 2010:

	Number of	Average
	Shares	Grant Date
	(in thousands)	Fair Value
Non-vested restricted stock at December 31, 2009	17	$23.53
Granted	264	$7.02
Vested	(26)	$12.48
Forfeited	(35)	$7.22

Non-vested restricted stock at December 31, 2010	220	$7.60

     Restricted Stock Unit Plan:
     The Company also maintains the 2005 Restricted Stock Unit Plan (the “RSU Plan”), as amended. An RSU is a right to receive a payment in cash equal to the fair market value, as defined, of one share of the Company’s stock on the vesting date. The Company records compensation expense for RSUs over the vesting period and adjusts the expense and related liability based upon the market value, as defined, of the Company’s common stock at each reporting period. The RSU Plan also has a retirement feature where employees who meet the requirements of the retirement feature vest fully in their RSUs outstanding upon retirement. The Company accelerates the vesting period for employees who will become eligible under this feature before the end of their original vesting period, even if the employee has not retired. The Company has issued performance- and non-performance-based RSUs. Each of these RSU plans is described as follows.
     The Company’s non-performance-based RSUs (“Regular RSUs”) are granted to directors and key employees and vest ratably over a four-year period. In 2010, the Company granted 1,074 Regular RSUs to a director. Also in 2010, the Company granted 20,368 in Regular RSUs to directors, although the vesting period was amended to cliff vest three years from the date of grant. Regular RSU holders receive cash dividend payments during the vesting period equal to the common dividends per share paid by the Company for each RSU held. These dividends are also recorded in compensation expense. The total cash paid for Regular RSU vesting and dividend payments in 2010 was approximately $763,000.
     The following table summarizes Regular RSU activity for 2010 (in thousands):

Outstanding at beginning of year	228
Granted	21
Vested	(86)
Forfeited	(19)

Outstanding at end of year	144

     In 2006, the Company awarded performance-based RSUs to two executives which vest five years from the date of grant, if certain performance, service and market conditions are met, and 172,489 were outstanding at December 31, 2010. These performance-based RSUs did not receive dividends. The Company calculated the fair value of these RSUs using the Monte Carlo valuation method, which estimated the awards had no value. Accordingly, the Company reversed the accrued liability of $113,000 in 2010. Subsequent to year-end, it was determined that these performance metrics were not met, and the awards were forfeited. The Company had compensation expense of $42,000 in 2009 and a credit to expense representing a reversal of previously recognized compensation expense of approximately $1.5 million in 2008.
     In 2010, the Company awarded two new types of performance-based RSUs to key employees. The first RSU is based on total stockholder return of the Company, as defined, compared to the MSCI US REIT index (the “TSR RSU”). The second RSU is based on the ratio of total debt, as defined, to the trailing 12-month calculation of earnings before interest, taxes, depreciation and amortization, as defined (the “EBITDA RSU”). The performance period for both RSUs is January 1, 2010 to December 31, 2012, and the target number of TSR RSUs and EBITDA RSUs outstanding as of December 31, 2010 is 79,730 and 114,802, respectively. The ultimate payout of these awards can range from 0% to 200% of the target number of units depending on the achievement of the performance metrics described above and the attainment of certain service requirements. Both of these types of RSUs cliff vest on February 15, 2013. The number of each type of RSU to be issued will be determined upon vesting, and the payout per unit will be equal to the 30-day average closing price of the Company’s stock ending on December 31, 2012. The Company expenses an estimate of the fair value of the TSR RSUs over the vesting period using a Monte Carlo valuation. The EBITDA RSUs are expensed over the vesting period using the Company’s stock price at the reporting period multiplied by the anticipated number of units to be paid based on the current estimate of the debt to EBITDA ratio upon vesting.
     Dividend equivalents on both the EBITDA and TSR RSUs will be paid based upon the percentage vested. The dividend equivalent payments will equal the total dividends that would have been paid during the performance period, assuming the dividends had been reinvested in Company stock. In 2010, the Company recorded approximately $651,000 in compensation expense related to the EBITDA and TSR RSUs, including estimated dividend equivalents.
     The following table summarizes all performance-based RSU activity for 2010 (in thousands):

Outstanding at December 31, 2009	172
Granted, at 100% of target	224
Forfeited at 100% of target	(29)

Outstanding at December 31, 2010	367

     The Company estimates future expense for all types of RSUs outstanding at December 31, 2010 to be approximately $1.6 million (using stock prices and estimated target percentages as of December 31, 2010), which will be recognized over a weighted-average period of 2.1 years.
     During 2010, 2009 and 2008, approximately $1.2 million, $1.1 million and $866,000 (including actual and accrued dividends), respectively, was recognized as compensation expense related to RSUs for employees and directors, before capitalization or income tax benefit, if any. The retirement agreements with the Company’s former Chief Financial and Chief Executive Officers also allowed for all of their unvested RSUs to become vested upon retirement. Accordingly, the Company recognized an additional $153,000 and $413,000 in compensation expense in 2010 and 2009, respectively, related to these agreements.

Other Long-Term Compensation Information:
     In 2009, the Company granted an additional long-term incentive compensation award, which will be settled in cash if the Company’s stock price achieves a specified level of growth at the testing dates and the service requirement is met. This award is valued using the Monte Carlo method. The Company recognized approximately $805,000 and $500,000 in compensation expense related to this plan in 2010 and 2009, respectively, before capitalization or income tax benefit, if any. The achievement of the award will be tested at specified dates in 2012, 2013 and 2014. If the stock value growth condition has not been met as of the last possible testing date in 2014 or, except as described for a change in control, if the employee terminates employment before this vesting condition is met on a testing date, the award is automatically forfeited.
Other Stockholder Investment Information
Preferred Stock:
     At December 31, 2010, the Company had 2,993,090 shares outstanding of its 7.75% Series A Cumulative Redeemable Preferred Stock (liquidation preference of $25 per share), and 3,791,000 shares outstanding of its 7.50% Series B Cumulative Redeemable Preferred Stock (liquidation preference of $25 per share). The Series A preferred stock may be redeemed on or after July 24, 2008, and the Series B preferred stock may be redeemed on or after December 17, 2009, both at the Company’s option at $25 per share plus all accrued and unpaid dividends through the date of redemption. None of the Series A or Series B preferred stock has been redeemed as of December 31, 2010, although some has been repurchased as described below. Dividends on both the Series A and Series B preferred stock are payable quarterly in arrears on February 15, May 15, August 15 and November 15.
Stock Repurchase Plan:
     The Company maintains a stock repurchase plan that allows the Company to purchase up to five million shares of its common stock through May 9, 2011. No common stock was repurchased under this plan in 2010, 2009 or 2008.
     In November 2008, the repurchase plan was also expanded to include the repurchase of all Series A and B preferred shares outstanding. In accordance with this plan, in 2008, the Company repurchased 1,006,910 shares of its Series A preferred stock and 209,000 shares of its Series B preferred stock for an aggregate price of $15.8 million.
Director Fees:
     Outside directors may elect to receive any portion of their director fees in stock, based on 95% of the average market price on the date of service. Outside directors elected to receive 35,040, 29,007, and 11,266 shares of stock in lieu of cash for director fees in 2010, 2009 and 2008, respectively.
Ownership Limitations:
     In order to minimize the risk that the Company will not meet one of the requirements for qualification as a REIT, Cousins’ Articles of Incorporation include certain restrictions on the ownership of more than 3.9% of the Company’s total common and preferred stock.
Distribution of REIT Taxable Income:
     The following reconciles dividends paid and dividends applied in 2010, 2009 and 2008 to meet REIT distribution requirements ($ in thousands):

	2010	2009	2008
Common and preferred dividends paid	$49,365	$55,328	$85,058
Dividends treated as taxable compensation	(79)	(28)	(182)
Portion of dividends declared in current year, and paid in current year, which was applied to the prior year distribution requirements	(1,606)	—	—
Portion of dividends declared in subsequent year, and paid in subsequent year, which apply to current year distribution requirements	—	1,606	—

Dividends applied to meet current year REIT distribution requirements	$47,680	$56,906	$84,876

7. INCOME TAXES
     CREC is a taxable entity and its consolidated benefit (provision) for income taxes from operations for the years ended December 31, 2010, 2009 and 2008 is as follows ($ in thousands):

	2010	2009	2008
Current tax benefit (provision):
Federal	$720	$4,605	$(332)
State	359	(49)	(83)

	1,079	4,556	(415)

Deferred tax benefit (provision):
Federal	—	(7,984)	8,244
State	—	(913)	941

	—	(8,897)	9,185

Benefit (provision) for income taxes from operations	$1,079	$(4,341)	$8,770

     The net income tax benefit (provision) differs from the amount computed by applying the statutory federal income tax rate to CREC’s income before taxes for the years ended December 31, 2010, 2009 and 2008 as follows ($ in thousands):

	2010		2009		2008
	Amount	Rate	Amount	Rate	Amount	Rate
Federal income tax benefit (provision)	$1,832	35%	$39,175	35%	$7,821	34%
State income tax benefit, net of federal income tax effect	141	3%	3,625	4%	431	2%
Valuation allowance	(894)	(17)%	(47,141)	(43)%	—	—
Other	—	—	—	—	518	2%

Benefit (provision) applicable to income (loss) from continuing operations	$1,079	21%	$(4,341)	(4)%	$8,770	38%

     The tax effect of significant temporary differences representing CREC’s deferred tax assets and liabilities as of December 31, 2010 and 2009 is as follows ($ in thousands):

	2010	2009
Income from unconsolidated joint ventures	$5,519	$6,774
Depreciation and amortization	—	293
Long-term incentive equity awards	1,281	851
Charitable contributions	151	774
For-sale multi-family units basis differential	2,519	12,019
Interest carryforward	13,158	13,158
Federal and state tax carryforwards	25,464	13,149
Other	24	123

Total deferred tax assets	48,116	47,141

Depreciation and amortization	(180)	—

Total deferred tax liabilities	(180)	—

Valuation allowance	(47,936)	(47,141)

Net deferred tax asset	$—	$—

     A valuation allowance is required to be recorded against deferred tax assets if, based on the available evidence, it is more likely than not that such assets will not be realized. When assessing the need for a valuation allowance, appropriate consideration should be given to all positive and negative evidence related to this realization. This evidence includes, among other things, the existence of current and recent cumulative losses, forecasts of future profitability, the length of statutory carryforward periods, the Company’s history with loss carryforwards and available tax planning strategies.

     In 2010 and 2009, the deferred tax asset of the Company’s taxable REIT subsidiary, CREC, equaled $47.9 million and $47.1 million, respectively, with a valuation allowance placed against the full amount. The conclusion that a valuation allowance should be recorded was based on losses at CREC in current and recent years, and the inability of the Company to predict, with any degree of certainty, when CREC would generate income in the future in amounts sufficient to utilize the deferred tax asset. This uncertainty is the result of the continued decline in the housing market which directly impacts CREC’s residential land and lot business.
     As of December 31, 2010, the Company’s federal and state combined net operating loss (“NOL”) carryforwards are $65.5 million and $63.0 million, respectively. In 2010, $1.4 million of state net operating loss carryforwards expired. The remainder of the net operating loss carryforwards will expire between 2022 and 2030, if unused. In addition, the Company has Alternative Minimum Tax (“AMT”) credit carryforwards of $63,000 which do not expire. On an after-tax basis, the Company’s federal and state NOL carryforwards and AMT credit carryforwards result in a deferred tax asset of $25.5 million.
     The Company has interest carryforwards related to interest deductions of approximately $33.7 million as of both December 31, 2010 and 2009. The Company recorded deferred tax assets of $13.2 million as of both December 31, 2010 and 2009, reflecting the benefit of the interest carryforwards. Although such deferred tax assets do not expire, realization is dependent upon generating sufficient taxable income in the future.
     As of December 31, 2010 and 2009, the Company has carryforwards related to limited charitable contribution deductions of approximately $400,000 and $2.0 million, respectively. In 2010, $1.6 million of unused charitable contribution carryforwards expired. The remainder will expire between 2012 and 2014. On an after-tax basis, the Company’s charitable contribution carryforwards resulted in a deferred tax asset of approximately $200,000 and $800,000 as of December 31, 2010 and 2009, respectively.
     As of December 31, 2010 and 2009, the Company has income tax receivables of $500,000 and $2.8 million, respectively, relating to the carryback of loss incurred in 2009 to open tax years in which the Company previously paid income taxes. The Company received a refund of $3.4 million during 2010.
8. PROPERTY TRANSACTIONS
Investment Property Sales
     Accounting rules require that the gains and losses from the disposition of certain real estate assets and the related historical operating results be included in a separate section, Discontinued Operations, in the Consolidated Statements of Operations for all periods presented.
     In 2010, the Company sold San Jose MarketCenter, a 213,000 square foot retail center in San Jose, California. The sales price was $85.0 million and a gain of $6.6 million was recognized. Also in 2010, the Company sold 8995 Westside Parkway, a 51,000 square foot office building in suburban Atlanta, Georgia. The sales price was $3.2 million and a gain of $654,000 was recognized. In 2008, the Company sold 3100 Windy Hill Road, a 188,000 square-foot office building in suburban Atlanta, Georgia. All of these sales met the criteria for discontinued operations. No sales qualified as discontinued operations in 2009.
     The following table details the components of Income (Loss) from Discontinued Operations for the years ended December 31, 2010, 2009 and 2008 ($ in thousands):

	2010	2009	2008
Rental property revenues	$4,856	$10,283	$10,537
Other income	35	53	31
Rental property operating expenses	(1,292)	(3,185)	(2,774)
Depreciation and amortization	(845)	(2,483)	(3,140)
Interest expense	—	(1,505)	(4,894)

Income (loss) from discontinued operations	$2,754	$3,163	$(240)

Gain on extinguishment of debt	$—	$12,498	$—

     Gain on sale of investment properties included in Discontinued Operations is as follows for the years ended December 31, 2010, 2009 and 2008 ($ in thousands):

	2010	2009	2008
San Jose MarketCenter	$6,572	$—	$—
8995 Westside Parkway	654	—	—
3100 Windy Hill Road	—	147	2,436
North Point Ground Leases	—	—	36

	$7,226	$147	$2,472

     In February 2011, the Company sold Jefferson Mill Business Park Building A, one of its industrial assets, for $22 million, which approximated its basis in the property. This property is not reflected as a Discontinued Operation in the 2010 Consolidated Financial Statements.
Other Property Transactions
     In 1998, the Company and an affiliate of The Prudential Insurance Company of America (“Prudential”) entered into an agreement whereby the Company contributed interests in certain operating properties it owned to a venture and Prudential contributed an equal amount of cash. The venture was structured such that the operating properties were owned by CP Venture Two LLC (“CPV Two”) and the cash was held by CP Venture Three LLC (“CPV Three”). The Company accounts for its interest in CPV Two under the equity method (see Note 4), and the Company consolidates CPV Three. The gain on the sale was deferred because the legal consideration the Company received from this transaction was a controlling interest in CPV Three as opposed to cash. As cash distributions have been made from the sale of properties owned by CPV Two and CPV Three and as the properties depreciate, the Company recognizes this deferred gain. As of December 31, 2010 and 2009, the balance of this deferred gain was $4.2 million and $4.5 million, respectively, and the Company will recognize the remaining deferred gain as the underlying properties are depreciated or sold.
     In 2006, the Company and Prudential entered into another set of agreements whereby the Company contributed interests in five operating properties it owned to a venture, CPV IV, and Prudential contributed an equal amount of cash. The venture was structured such that the operating properties were owned by CP Venture Five LLC (“CPV Five”), and the cash was held by CP Venture Six LLC (“CPV Six”), both of which are wholly-owned by CPV IV. The Company accounts for its interest in CPV Five under the equity method (see Note 4). The Company consolidates CPV Six, with Prudential’s share recorded in nonredeemable noncontrolling interest, which equaled approximately $32.3 million at December 31, 2010 and 2009. The Company determined that the transaction qualified for accounting purposes as a sale of the properties to the venture. However, because the legal consideration the Company received from this transaction was a controlling interest in CPV Six as opposed to cash, the Company determined that the gain on the transaction should be deferred. In February 2009, CPV Six distributed cash to its partners which exceeded the 10% threshold for gain recognition, and the Company recognized $167.2 million of previously deferred gain as gain on sale of investment properties.
9. NOTES AND OTHER RECEIVABLES
     At December 31, 2010 and 2009, Notes and Other Receivables included the following ($ in thousands):

	2010	2009
Notes receivable, net of allowance for doubtful accounts of $3,671 and $1,469 in 2010 and 2009, respectively	$3,797	$5,649
Cumulative rental revenue recognized on a straight- line basis in excess of revenue accrued in accordance with lease terms (see Note 2)	34,231	30,779
Tenant and other receivables, net of allowance for doubtful accounts of $2,616 and $4,265 in 2010 and 2009, respectively	10,367	13,250

	$48,395	$49,678

Fair Value
     At December 31, 2010 and 2009, the fair value of the Company’s notes receivable was approximately $3.2 million and $5.6 million, respectively. The fair value was calculated by discounting future cash flows from the notes receivable at estimated rates in which similar loans would have been made at December 31, 2010 and 2009. This fair value calculation is considered to be a Level 3 calculation under the accounting guidelines, as the Company utilizes internally generated assumptions regarding current interest rates at which similar instruments would be executed.
10. OTHER ASSETS
     At December 31, 2010 and 2009, Other Assets included the following ($ in thousands):

	2010	2009
Investment in Verde	$9,376	$9,376
FF&E and leasehold improvements, net of accumulated depreciation of $16,117 and $14,195 in 2010 and 2009, respectively	4,673	5,306
Predevelopment costs and earnest money	7,039	7,673
Lease inducements, net of accumulated amortization of $2,991 and $1,860 in 2010 and 2009, respectively	11,899	12,545
Loan closing costs, net of accumulated amortization of $3,109 and $4,177 in 2010 and 2009, respectively	2,703	3,385
Prepaid expenses and other assets	2,296	2,631
Intangible Assets:
Goodwill	5,430	5,450
Above market leases, net of accumulated amortization of $8,741 and $8,704 in 2010 and 2009, respectively	526	564
In-place leases, net of accumulated amortization of $2,492 and $2,391 in 2010 and 2009, respectively	322	423

	$44,264	$47,353

Information Related to Other Assets
     Investment in Verde relates to a cost method investment in a non-public real estate owner and developer. Intangible assets relate primarily to the acquisitions of the interests in 191 Peachtree Tower and Cosmopolitan Center. The Company also acquired intangible liabilities with these purchases, including below market tenant leases and a below market ground lease, which are recorded within Accounts Payable and Accrued Liabilities on the Consolidated Balance Sheets.
     Lease inducements and above market leases are amortized into rental income on a straight-line basis over the individual lease terms. In-place leases are amortized into depreciation and amortization expense, also on a straight-line basis over the individual remaining lease terms. Net aggregate amortization related to intangible assets and liabilities was $4,000, $165,000 and $4.4 million for the years ended December 31, 2010, 2009 and 2008, respectively.
     Goodwill relates entirely to the office reporting unit. As office assets are sold, either by the Company or by joint ventures in which the Company has an interest, goodwill is allocated to the cost of each sale. The following is a summary of goodwill activity for the year ended December 31, 2010 ($ in thousands; there was no change in goodwill during 2009):

2010
Beginning Balance	$5,450
Allocated to property sale	(20)

Ending Balance	$5,430

11. CONSOLIDATED STATEMENTS OF CASH FLOWS — SUPPLEMENTAL INFORMATION
     Supplemental information related to cash flows, including significant non-cash activity affecting the Consolidated Statements of Cash Flows, for the years ended December 31, 2010, 2009 and 2008 is as follows ($ in thousands):

	2010	2009	2008
Interest paid, net of amounts capitalized	$35,616	$40,219	$31,094
Income taxes refunded, net of payments	(3,308)	(891)	(8,072)

Non-Cash Transactions:
Issuance of common stock for payment of common dividends	24,282	19,711	—
Land collateral received from note receivable default	5,030	—	—
Adjustments to property expenditures for amounts included in accounts payable	1,976	5,093	2,851
Transfer from land held for investment or future development to operating properties	1,410	—	—
Increase in notes receivable for lease termination and land and lot sales	3,312	—	5,172
Change in fair value of redeemable noncontrolling interests	378	180	3,545
Transfer from notes receivable to multi-family residential units	—	8,167	—
Transfer from notes payable and accrued liabilities to redeemable noncontrolling interests	—	8,767	—
Transfer from other assets to land	—	2,440	6,419
Increase in notes payable upon consolidation of entities	—	11,918	—
Issuance of note payable for purchase of townhomes	—	3,150	—
Transfer from investment in joint venture to land upon consolidation of entities	—	9,116	1,570
12. NONCONTROLLING INTERESTS
     The Company consolidates various ventures that are involved in the ownership and/or development of real estate. The partner’s share of the entity, in cases where the entity’s documents do not contain a required redemption clause, is reflected in a separate line item called Nonredeemable Noncontrolling Interests within Equity in the Consolidated Balance Sheets. Correspondingly, the partner’s share of income or loss is recorded in Net Income Attributable to Noncontrolling Interests in the Consolidated Statements of Operations.
     Other consolidated ventures contain provisions requiring the Company to purchase the partners’ share of the venture at a certain value upon demand or at a future prescribed date. In these situations, the partner’s share of the entity is recognized as Redeemable Noncontrolling Interests and is presented between liabilities and equity in the Consolidated Balance Sheets, with the corresponding share of income or loss in the venture recorded in Net Income Attributable to Noncontrolling Interests in the Consolidated Statements of Operations. The redemption values are evaluated each period and adjusted to the higher of fair value or the partner’s cost basis within Equity. The Company recognizes changes in the redemption value as they occur. The following table details the components of Redeemable Noncontrolling Interests in consolidated subsidiaries for the years ended December 31, 2010 and 2009 (in thousands):

	2010	2009
Beginning Balance	$12,591	$3,945
Net income (loss) attributable to redeemable noncontrolling interests	176	(174)
Distributions to noncontrolling interests	(337)	(159)
Contributions from noncontrolling interests	2,237	32
Conversion of note payable and accrued interest to noncontrolling interest	—	8,767
Change in fair value of noncontrolling interests	(378)	180

Ending Balance	$14,289	$12,591

     The following reconciles the net income attributable to nonredeemable noncontrolling interests as recorded in the Consolidated Statements of Equity and the net income (loss) attributable to redeemable noncontrolling interests as recorded outside of the Equity section on the Consolidated Balance Sheets to the Net Income Attributable to Noncontrolling Interests on the Consolidated Statement of Operations for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	2010	2009	2008
Net income attributable to nonredeemable noncontrolling interests	2,364	2,426	2,731
Net income (loss) attributable to redeemable noncontrolling interests	176	(174)	(353)

Net income attributable to noncontrolling interests	$2,540	$2,252	$2,378

13. COMMON STOCK
     In September 2009, the Company completed a common stock offering of 46 million shares. The net proceeds of the offering of approximately $318.4 million were used to repay outstanding borrowings under the Company’s Credit Facility.
14. RENTAL PROPERTY REVENUES
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
     At December 31, 2010 future minimum rentals to be received by consolidated entities under existing non-cancelable leases, excluding tenants’ current pro rata share of operating expenses, are as follows ($ in thousands):

	Office	Retail	Industrial	Total
2011	$73,715	$22,751	$3,780	$100,246
2012	73,884	23,082	5,534	102,500
2013	70,080	23,354	5,932	99,366
2014	66,009	22,591	6,076	94,676
2015	59,277	21,977	4,603	85,857
Thereafter	272,581	56,792	29,843	359,216

	$615,546	$170,547	$55,768	$841,861

     Future minimum rentals of approximately $34.8 million in the above industrial column relate to Jefferson Mill Building A, which sold in 2011 (see Note 8).
15. RETIREMENT SAVINGS PLAN
     The Company maintains a defined contribution plan pursuant to Section 401 of the Code (the “Retirement Savings Plan” or the “Plan”) which covers active regular employees. Employees are eligible under the Plan immediately upon hire, and pre-tax contributions are allowed up to the limits set by the Code. The Company has made discretionary retirement savings contributions into the Plan for certain eligible active regular employees based on an annual, discretionary percentage as determined by the Compensation, Nominating and Governance Committee of the Board of Directors. This percentage was then applied to each eligible employee’s compensation, up to a maximum amount per employee under the Code. The Company contributed or plans to contribute approximately $1.2 million, $1.4 million and $3.3 million to the retirement savings plan for the 2010, 2009 and 2008 plan years, respectively.
     Beginning in 2011, the Company intends to match up to 3% of an employee’s eligible pre-tax Retirement Savings Plan contributions up to certain Code limits, rather than an annual discretionary contribution. The Company may change this percentage at its discretion, and, in addition, the Company could decide to make additional or replacement discretionary contributions in the future. An employee vests in the Company’s contributions to the Retirement Savings Plan, whether discretionary or matching, over three years from the commencement of employment.

16. REPORTABLE SEGMENTS
     The Company has six reportable segments: Office, Retail, Land, Third-Party Management, For-Sale Multi-Family and Other. These reportable segments represent an aggregation of operating segments reported to the Chief Operating Decision Maker based on similar economic characteristics that include the type of product and nature of service. Each segment includes both consolidated operations and joint ventures. The Office segment includes results of operations for office properties. The Retail segment includes results of operations for retail centers. The Land segment includes results of operations for various tracts of land that are held for investment or future development, and single-family residential communities that are parceled into lots and sold to various homebuilders or sold as undeveloped tracts of land. The Third-Party Management segment includes fee income where the Company manages, leases and/or develops properties for other owners. The For-Sale Multi-Family segment includes results of operations for the development and sale of multi-family real estate projects. The Other segment includes:
•	fee income, salary reimbursements and expenses for joint venture properties, other than ventures within the Land segment, that the Company manages, develops and/or leases;

•	compensation for corporate employees, other than those in the Third-Party Management segment;

•	general corporate overhead costs, interest expense for consolidated entities (as financing decisions are made at the corporate level, with the exception of joint venture interest expense, which is included in joint venture results in the respective segment);

•	income attributable to noncontrolling interests;

•	income taxes;

•	depreciation;

•	preferred dividends; and

•	operations of the Industrial properties, which are not material for separate presentation.
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
     FFO is used by industry analysts, investors and the Company as a supplemental measure of an equity REIT’s operating performance. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, many industry investors and analysts have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. Thus, NAREIT created FFO as a supplemental measure of a REIT’s operating performance that excludes historical cost depreciation, among other items, from GAAP net income. Management believes the use of FFO, combined with the required primary GAAP presentations, has been fundamentally beneficial, improving the understanding of operating results of REITs among the investing public and making comparisons of REIT operating results more meaningful. Company management evaluates operating performance in part based on FFO. Additionally, the Company uses FFO, along with other measures, to assess performance in connection with evaluating and granting incentive compensation to its officers and other key employees.
     Segment net income, investment in joint ventures and capital expenditures are not presented in the following tables. Management does not utilize these measures when analyzing its segments or when making resource allocation decisions, and therefore this information is not provided. FFO is reconciled to net income (loss) on a total Company basis (in thousands).

				Third Party
Year Ended December 31, 2010	Office	Retail	Land	Management	Multi-Family	Other	Total
Net rental property revenues less rental property operating expenses	$60,646	$23,792	$—	$—	$—	$3,625	$88,063
Fee income, net of reimbursed expenses	—	—	211	9,166	—	8,739	18,116
Residential lot, multi-family unit, tract and outparcel sales, net of cost of sales, including gain on sale of undepreciated investment properties	—	4,661	1,076	—	7,425	1,204	14,366
Other income	436	114	—	—	—	714	1,264
General and administrative expenses	—	—	—	(7,506)	—	(29,688)	(37,194)
Interest expense	—	—	—	—	—	(37,180)	(37,180)
Impairment loss	—	—	(1,968)	—	(586)	—	(2,554)
Depreciation and amortization of non-real estate assets	—	—	—	—	—	(1,889)	(1,889)
Other expenses	—	—	—	(466)	—	(4,704)	(5,170)
Loss on extinguishment of debt and interest rate swaps	—	—	—	—	—	(9,827)	(9,827)
Funds from operations from unconsolidated joint ventures	9,863	6,443	2,375	—	473	—	19,154
Income attributable to noncontrolling interests	—	—	—	—	—	(2,540)	(2,540)
Benefit for income taxes from operations	—	—	—	—	—	1,079	1,079
Preferred stock dividends	—	—	—	—	—	(12,907)	(12,907)

Funds from operations available to common stockholders	$70,945	$35,010	$1,694	$1,194	$7,312	$(83,374)	32,781

Real estate depreciation and amortization, including Company’s share of joint ventures							(67,728)
Gain on sale of depreciated investment properties							7,467

Net loss available to common stockholders							$(27,480)

Total Assets	$671,540	$348,470	$261,323	$4,050	$4,564	$81,335	$1,371,282

				Third Party
Year ended December 31, 2009	Office	Retail	Land	Management	Multi-Family	Other	Total
Net rental property revenues less rental property operating expenses	$57,257	$24,395	$—	$—	$—	$1,568	$83,220
Fee income, net of reimbursed expenses	—	—	616	11,337	—	6,347	18,300
Residential lot, multi-family unit, tract and outparcel sales, net of cost of sales, including gain on sale of undepreciated investment properties	276	1,841	1,466	—	5,212	58	8,853
Other income	286	1,431	—	—	—	1,308	3,025
Loss on extinguishment of debt and interest rate swaps	—	—	—	—	—	9,732	9,732
General and administrative expenses	—	—	—	(7,624)	—	(29,581)	(37,205)
Interest expense	—	—	—	—	—	(41,393)	(41,393)
Impairment loss	—	—	—	—	(36,500)	(4,012)	(40,512)
Depreciation and amortization of non-real estate assets	—	—	—	—	—	(3,382)	(3,382)
Other expenses	—	—	—	—	—	(13,143)	(13,143)
Funds from operations from unconsolidated joint ventures	(11,149)	6,440	(4,091)	—	(60)	(37)	(8,897)
Impairment loss on investment in unconsolidated joint ventures	(17,993)	—	(27,000)	—	(6,065)	—	(51,058)
Income attributable to noncontrolling interests	—	—	—	—	—	(2,252)	(2,252)
Provision for income taxes from operations	—	—	—	—	—	(4,341)	(4,341)
Preferred stock dividends	—	—	—	—	—	(12,907)	(12,907)

Funds from operations available to common stockholders	$28,677	$34,107	$(29,009)	$3,713	$(37,413)	$(92,035)	(91,960)

Real estate depreciation and amortization, including Company’s share of joint ventures							(61,205)
Gain on sale of depreciated investment properties, including Company’s share of joint ventures							167,553

Net income available to common stockholders							$14,388

Total Assets	$650,958	$429,099	$273,026	$7,291	$31,206	$99,972	$1,491,552

				Third Party
Year ended December 31, 2008	Office	Retail	Land	Management	Multi-Family	Other	Total
Net rental property revenues less rental property operating expenses	$65,060	$23,602	$—	$—	$—	$1,492	$90,154
Fee income, net of reimbursed expenses	—	—	—	9,848	—	21,535	31,383
Residential lot, multi-family unit, tract and outparcel sales, net of cost of sales, including gain on sale of undepreciated investment properties	620	3,976	7,113	—	1,114	2,119	14,942
Other income	41	388	—	—	—	3,751	4,180
General and administrative expenses	—	—	—	(11,003)	—	(31,171)	(42,174)
Interest expense	—	—	—	—	—	(33,151)	(33,151)
Impairment loss	—	—	—	—	(2,100)	—	(2,100)
Depreciation and amortization of non-real estate assets	—	—	—	—	—	(3,743)	(3,743)
Other expenses	—	—	—	—	—	(6,049)	(6,049)
Funds from operations from unconsolidated joint ventures	5,134	5,653	3,503	—	1,892	(45)	16,137
Income attributable to noncontrolling interests	—	—	—	—	—	(2,378)	(2,378)
Benefit for income taxes from operations	—	—	—	—	—	8,770	8,770
Preferred stock dividends	—	—	—	—	—	(14,957)	(14,957)

Funds from operations available to common stockholders	$70,855	$33,619	$10,616	$(1,155)	$906	$(53,827)	61,014

Real estate depreciation and amortization, including Company’s share of joint ventures							(56,084)
Gain on sale of depreciated investment properties							2,660

Net income available to common stockholders							$7,590

Total Assets	$675,813	$455,484	$300,899	$5,335	$78,860	$177,404	$1,693,795

     In 2010, the Company began analyzing the Third-Party Management segment after an allocation of certain corporate overhead costs, whereas previously, amounts were generally viewed without such allocation. The 2009 and 2008 tables above have been adjusted to reclassify this general and administrative expense allocation from the “Other” column to the “Third-Party Management” column to be consistent with the current year presentation.
     When reviewing the results of operations for the Company, management analyzes the following revenue and income items net of their related costs:
•	Rental property operations, including discontinued;

•	Reimbursements of third-party and joint venture personnel costs;

•	Residential, tract and outparcel sales;

•	Multi-family sales; and

•	Gains on sales of investment properties.
     These amounts are shown in the segment tables above in the same “net” manner as shown to management. Certain adjustments are required to reconcile the above segment information to the Company’s consolidated revenues, including removing gains on sales of investment properties from revenues, as they are not presented within revenues on the Condensed Consolidated Statements of Operations. The following table reconciles information presented in the tables above to the Company’s consolidated revenues (in thousands):

	2010	2009	2008
Net rental property revenues less rental property operating expenses	$88,063	$83,220	$90,154
Plus rental property operating expenses	58,973	63,382	54,501
Fee income, net of reimbursed expenses	18,116	18,300	31,383
Reimbursements of third-party and joint venture personnel included in fee income	15,304	15,506	16,279
Residential lot, multi-family unit, tract, and outparcel sales, net of cost of sales, including gain on sale of undepreciated investment properties	14,366	8,853	14,942
Less gain on sale of undepreciated investment properties	(1,697)	(1,243)	(10,611)
Plus residential lot, multi-family unit, tract, and outparcel cost of sales	37,716	30,652	11,106
Net rental property revenues less rental property operating expenses from discontinued operations	(3,564)	(7,098)	(7,763)
Other income	1,264	3,025	4,180
Other income from discontinued operations	(35)	(53)	(31)

Total consolidated revenues	$228,506	$214,544	$204,140

*********

SCHEDULE III
(Page 1 of 5)
COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2010
($ in thousands)

				Costs Capitalized Subsequent to								Life on Which
		Initial Cost to Company		Acquisition		Gross Amount at Which Carried at Close of Period						Depreciation in
					Building and		Building and					2010 Statement
					Improvements less		Improvements less			Date of		of Operations
		Land and	Buildings and	Land and	Cost of Sales and	Land and	Cost of Sales,		Accumulated	Construction/	Date	is Computed
Description/Metropolitan Area	Encumbrances	Improvements	Improvements	Improvements	Other	Improvements	Transfers and Other	Total (a)	Depreciation (a)	Renovation	Acquired	(b)
LAND HELD FOR INVESTMENT OR FUTURE DEVELOPMENT
North Point Suburban Atlanta, GA	$—	$10,294	$—	$28,836	$(32,611)	$39,130	$(32,611)	$6,519	$—	—	1970-1985	—
Terminus Atlanta, GA	—	18,745	—	14,317	(20,411)	33,062	(20,411)	12,651	—	—	2005	—
King Mill Distribution Park Suburban Atlanta, GA	—	10,528	—	6,497	(6,936)	17,025	(6,936)	10,089	—	—	2005	—
Jefferson Mill Business Park Suburban Atlanta, GA	—	14,223	—	9,533	(14,560)	23,756	(14,560)	9,196	—	—	2006	—
Lakeside Ranch Business Park Dallas, TX	—	6,328	—	3,493	—	9,821	—	9,821	—	—	2006	—
615 Peachtree Street Atlanta, GA	—	10,164	—	2,328	—	12,492	—	12,492	—	—	1996	—
Wildwood Suburban Atlanta, GA	—	10,214	—	5,092	(14,292)	15,306	(14,292)	1,014	—	—	1971-1989	—
Handy Road Associates, LLC Suburban Atlanta, GA	3,374	5,342	—	—	(1,968)	5,342	(1,968)	3,374	—	—	2009	—
Round Rock Land Austin, TX	—	12,802	—	4,313	—	17,115	—	17,115	—	—	2005	—
Land Adjacent to The Avenue Forsyth Suburban Atlanta, GA	—	11,240	—	10,875	(11,673)	22,115	(11,673)	10,442	—	—	2007	—
Land Adjacent to The Avenue Webb Gin Suburban Atlanta, GA	—	946	—	—	—	946	—	946	—	—	2005	—
Lancaster Land Dallas, TX	—	3,901	—	943	—	4,844	—	4,844	—	—	2007	—
Land Adjacent to The Avenue Carriage Crossing Suburban Memphis, TN	—	7,208	—	2,052	(7,291)	9,260	(7,291)	1,969	—	—	2004	—
549 / 555 / 557 Peachtree Street Atlanta, GA	—	5,988	—	6,152	(3,346)	12,140	(3,346)	8,794	—	—	2004	—
Research Park V Austin, TX	—	4,373	—	590	—	4,963	—	4,963	—	—	1998	—
Blalock Lakes Suburban Atlanta, GA	—	9,646	—	4	—	9,650	—	9,650	—	—	2008	—

Total Land Held for Investment or Future Development	$3,374	$141,942	$—	$95,025	$(113,088)	$236,967	$(113,088)	$123,879	$—

SCHEDULE III
(Page 2 of 5)
COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2010
($ in thousands)

					Costs Capitalized Subsequent to								Life on Which
			Initial Cost to Company		Acquisition		Gross Amount at Which Carried at Close of Period						Depreciation in
						Building and		Building and					2010 Statement
						Improvements less		Improvements less			Date of		of Operations
			Land and	Buildings and	Land and	Cost of Sales and	Land and	Cost of Sales,		Accumulated	Construction/	Date	is Computed
Description/Metropolitan Area	Encumbrances		Improvements	Improvements	Improvements	Other	Improvements	Transfers and Other	Total (a)	Depreciation (a)	Renovation	Acquired	(b)
OPERATING PROPERTIES
Office
The American Cancer Society Center Atlanta, GA	$136,000		$5,226	$67,370	$—	$25,092	$5,226	$92,462	$97,688	$53,711	—	1999	25 years
Terminus 100 Atlanta, GA	140,000		15,559	—	(2,512)	156,286	13,047	156,286	169,333	28,367	2008	2005	30 years
Galleria 75 Suburban Atlanta, GA	—		6,673	4,743	—	627	6,673	5,370	12,043	2,102	—	2004	25 years
The Points at Waterview Suburban Dallas, TX	16,592		2,558	22,910	—	5,225	2,558	28,135	30,693	14,466	—	2000	25 years
Lakeshore Park Plaza Birmingham, AL	17,544		3,362	12,261	—	5,169	3,362	17,430	20,792	8,556	—	1998	30 years
600 University Park Place Birmingham, AL	12,292		1,899	—	—	17,080	1,899	17,080	18,979	6,804	1998	1998	30 years
333 North Point Center East Suburban Atlanta, GA	26,412	(c)	551	—	—	13,698	551	13,698	14,249	7,354	1996	1996	30 years
555 North Point Center East Suburban Atlanta, GA	—	(c)	368	—	—	17,823	368	17,823	18,191	8,360	1998	1998	30 years
One Georgia Center Atlanta, GA	—		9,267	27,079	—	23,620	9,267	50,699	59,966	15,925	—	2000	30 years
100 North Point Center East Suburban Atlanta, GA	24,830	(d)	1,475	9,625	—	1,907	1,475	11,532	13,007	5,319	—	2003	25 years
200 North Point Center East Suburban Atlanta, GA	—	(d)	1,726	7,920	—	2,479	1,726	10,399	12,125	4,324	—	2003	25 years
Cosmopolitan Center (e) Atlanta, GA	—		9,465	2,581	(1,512)	338	7,953	2,919	10,872	1,186	—	2006	24 years
191 Peachtree Tower (e) Atlanta, GA	—		5,355	141,012	—	69,743	5,355	210,755	216,110	34,730	—	2006	40 years
221 Peachtree Center Avenue Parking Garage Atlanta, GA	—		4,217	13,337	—	111	4,217	13,448	17,665	1,286	—	2007	39 years
Meridian Mark Plaza Atlanta, GA	26,892		2,219	—	—	25,509	2,219	25,509	27,728	12,652	1997	1997	30 years
Inhibitex Suburban Atlanta, GA	—		675	—	—	5,727	675	5,727	6,402	1,896	2004	2004	30 years

Total Office	$400,562		$70,595	$308,838	$(4,024)	$370,434	$66,571	$679,272	$745,843	$207,038

Schedule III
(Page 3 of 5)
COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2010
($ in thousands)

				Costs Capitalized Subsequent to								Life on Which
		Initial Cost to Company		Acquisition		Gross Amount at Which Carried at Close of Period						Depreciation in
					Building and		Building and					2010 Statement
					Improvements less		Improvements less			Date of		of Operations
		Land and	Buildings and	Land and	Cost of Sales and	Land and	Cost of Sales,		Accumulated	Construction/	Date	is Computed
Description/Metropolitan Area	Encumbrances	Improvements	Improvements	Improvements	Other	Improvements	Transfers and Other	Total (a)	Depreciation (a)	Renovation	Acquired	(b)
Retail
The Avenue Carriage Crossing Suburban Memphis, TN	$—	$11,470	$—	$(1,675)	$83,045	$9,795	$83,045	$92,840	$24,984	2004	2004	30 years
The Avenue Forsyth Suburban Atlanta, GA	—	22,848	—	3,879	94,551	26,727	94,551	121,278	13,384	2009	2007	30 years
Tiffany Springs MarketCenter Kansas City, MO	—	8,174	—	3,474	46,922	11,648	46,922	58,570	4,141	2009	2007	30 years
The Avenue Webb Gin Suburban Atlanta, GA	—	11,583	—	(2,997)	67,031	8,586	67,031	75,617	16,077	2005	2005	30 years

Total Retail	$—	$54,075	$—	$2,681	$291,549	$56,756	$291,549	$348,305	$58,586

						56,756

Industrial
Lakeside Ranch Business Park — Building 20 Dallas, TX	—	5,073	—	—	25,215	5,073	25,215	30,288	4,138	2008	2006	30 years
Jefferson Mill Business Park — Building A Suburban Atlanta, GA	—	1,287	—	1,410	19,728	2,697	19,728	22,425	1,304	2008	2006	30 years
King Mill Distribution Park — Building 3 Suburban Atlanta, GA	—	3,886	—	345	21,952	4,231	21,952	26,183	3,859	2007	2005	30 years

Total Industrial	$—	$10,246	$—	$1,755	$66,895	$12,001	$66,895	$78,896	$9,301

Total Operating Properties	$400,562	$134,916	$308,838	$412	$728,878	$135,328	$1,037,716	$1,173,044	$274,925

SCHEDULE III
(Page 4 of 5)
COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2010
($ in thousands)

				Costs Capitalized Subsequent to								Life on Which
		Initial Cost to Company		Acquisition		Gross Amount at Which Carried at Close of Period						Depreciation in
					Building and		Building and					2010 Statement
					Improvements less		Improvements less			Date of		of Operations
		Land and	Buildings and	Land and	Cost of Sales and	Land and	Cost of Sales,		Accumulated	Construction/	Date	is Computed
Description/Metropolitan Area	Encumbrances	Improvements	Improvements	Improvements	Other	Improvements	Transfers and Other	Total (a)	Depreciation (a)	Renovation	Acquired	(b)
RESIDENTIAL LOTS
River’s Call Suburban Atlanta, GA	$—	$2,001	$—	$11,022	$(12,555)	$13,023	$(12,555)	$468	$—	2000	1971-1989	—
The Lakes at Cedar Grove Suburban Atlanta, GA	—	4,720	—	30,332	(30,401)	35,052	(30,401)	4,651	—	2001	2001	—
Blalock Lakes Suburban Atlanta, GA	—	17,657	—	26,085	(4,095)	43,742	(4,095)	39,647	—	2006	2006	—
Longleaf at Callaway Pine Mountain, GA	173	2,098	—	6,805	(8,518)	8,903	(8,518)	385	—	2002	2002	—
Callaway Gardens Pine Mountain, GA	—	1,584	—	16,327	(2,311)	17,911	(2,311)	15,600	—	2006	2006	—
Tillman Hall Suburban Atlanta, GA	—	2,904	—	517	(769)	3,421	(769)	2,652	—	—	2008	—

Total Residential Lots	$173	$30,964	$—	$91,088	$(58,649)	$122,052	$(58,649)	$63,403	$—

MULTI-FAMILY UNITS HELD FOR SALE
10 Terminus Place Atlanta, GA	—	7,810	72,573	(7,561)	(70,261)	249	2,312	2,561	—	2008	2005	—
60 North Market Asheville, NC	—	—	9,739	—	(9,306)	—	433	433	—	—	2009	—

Total Multi-Family Units Held for Sale	$—	$7,810	$82,312	$(7,561)	$(79,567)	$249	$2,745	$2,994	$—

	$404,109	$315,632	$391,150	$178,964	$477,574	$494,596	$868,724	$1,363,320	$274,925

SCHEDULE III
(Page 5 of 5)
COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2010
($ in thousands)
NOTES:

   (a) Reconciliations of total real estate carrying value and accumulated depreciation for the three years ended December 31, 2010 are as follows:

	Real Estate			Accumulated Depreciation
	2010	2009	2008	2010	2009	2008
Balance at beginning of period	$1,468,413	$1,458,001	$1,309,821	$233,091	$186,252	$146,456
Additions during the period:
Improvements and other capitalized costs	43,860	72,644	195,629	—	—	—
Depreciation expense	—	—	—	58,620	52,996	50,021

	43,860	72,644	195,629	58,620	52,996	50,021

Deductions during the period:
Cost of real estate sold	(143,497)	(31,908)	(51,671)	(13,911)	(96)	(8,169)
Impairment loss	(2,554)	(34,900)	(2,100)	—	—	—
Write-off of fully depreciated assets	(2,840)	(5,991)	(1,181)	(2,840)	(5,991)	(1,181)
Transfers between account categories	(62)	10,567	7,503	—	(34)	(272)
Amortization of rent adjustments	—	—	—	(35)	(36)	(603)

	(148,953)	(62,232)	(47,449)	(16,786)	(6,157)	(10,225)

Balance at end of period	$1,363,320	$1,468,413	$1,458,001	$274,925	$233,091	$186,252

(b)	Buildings and improvements are depreciated over 24 to 40 years. Leasehold improvements and other capitalized leasing costs are depreciated over the life of the asset or the term of the lease, whichever is shorter.

(c)	333 North Point Center East and 555 North Point Center East were financed together with such properties being collateral for one recourse mortgage note payable.

(d)	100 North Point Center East and 200 North Point Center East were financed together with such properties being collateral for one non-recourse mortgage note payable.

(e)	Certain intangible assets related to the purchase of this property are included in other assets and not in the above table, although included in the basis of the property on Item 2.