Form 10-Q
period 2011-03-31
COUSINS PROPERTIES INC
filed 2011-05-04
CIK 25232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 001-11312
COUSINS PROPERTIES INCORPORATED
(Exact name of registrant as specified in its charter)

GEORGIA	58-0869052
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

191 Peachtree Street, Suite 500, Atlanta, Georgia	30303-1740
(Address of principal executive offices)	(Zip Code)
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 2, 2011
Common Stock, $1 par value per share	103,631,398 shares

FORWARD-LOOKING STATEMENTS
Certain matters contained in this report are “forward-looking statements” within the meaning of the federal securities laws and are subject to uncertainties and risks, as itemized in Item 1A included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. These forward-looking statements include information about possible or assumed future results of the Company’s business and the Company’s financial condition, liquidity, results of operations, plans and objectives. They also include, among other things, statements regarding subjects that are forward-looking by their nature, such as:
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
The forward-looking statements are based upon management’s beliefs, assumptions and expectations of the Company’s future performance, taking into account information currently available. These beliefs, assumptions and expectations may change as a result of many possible events or factors, not all of which are known. If a change occurs, the Company’s business, financial condition, liquidity and results of operations may vary materially from those expressed in forward-looking statements. Actual results may vary from forward-looking statements due to, but not limited to, the following:
•	availability and terms of capital and financing, both to fund operations and to refinance indebtedness as it matures;
•	risks and uncertainties related to national and local economic conditions, the real estate industry in general and in specific markets, and the commercial and residential markets in particular;
•	continued adverse market and economic conditions requiring the recognition of additional impairment losses;
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

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.
COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2011	December 31, 2010
	(Unaudited)
ASSETS
PROPERTIES:
Operating properties, net of accumulated depreciation of $286,547 and $274,925 in 2011 and 2010, respectively	$870,723	$898,119
Land held for investment or future development	123,885	123,879
Residential lots	63,698	63,403
Other	738	2,994

Total properties	1,059,044	1,088,395

CASH AND CASH EQUIVALENTS	5,097	7,599
RESTRICTED CASH	15,854	15,521
NOTES AND OTHER RECEIVABLES, net of allowance for doubtful accounts of $5,728 and $6,287 in 2011 and 2010, respectively	48,414	48,395
INVESTMENT IN UNCONSOLIDATED JOINT VENTURES	165,119	167,108
OTHER ASSETS	41,925	44,264

TOTAL ASSETS	$1,335,453	$1,371,282

LIABILITIES AND EQUITY
NOTES PAYABLE	$496,823	$509,509
ACCOUNTS PAYABLE AND ACCRUED LIABILITIES	26,455	32,388
DEFERRED GAIN	4,157	4,216
DEPOSITS AND DEFERRED INCOME	17,978	18,029

TOTAL LIABILITIES	545,413	564,142

COMMITMENTS AND CONTINGENT LIABILITIES

REDEEMABLE NONCONTROLLING INTERESTS	8,953	14,289

STOCKHOLDERS’ INVESTMENT:
Preferred stock, 20,000,000 shares authorized, $1 par value:
7.75% Series A cumulative redeemable preferred stock, $25 liquidation preference; 2,993,090 shares issued and outstanding in 2011 and 2010	74,827	74,827
7.50% Series B cumulative redeemable preferred stock, $25 liquidation preference; 3,791,000 shares issued and outstanding in 2011 and 2010	94,775	94,775
Common stock, $1 par value, 250,000,000 shares authorized, 107,201,480 and 106,961,959 shares issued in 2011 and 2010, respectively	107,201	106,962
Additional paid-in capital	685,028	684,551
Treasury stock at cost, 3,570,082 shares in 2011 and 2010	(86,840)	(86,840)
Distributions in excess of cumulative net income	(126,706)	(114,196)

TOTAL STOCKHOLDERS’ INVESTMENT	748,285	760,079

Nonredeemable noncontrolling interests	32,802	32,772

TOTAL EQUITY	781,087	792,851

TOTAL LIABILITIES AND EQUITY	$1,335,453	$1,371,282

See notes to condensed consolidated financial statements.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2011	2010
REVENUES:
Rental property revenues	$36,148	$34,773
Fee income	3,385	3,544
Third party management and leasing revenues	4,088	4,794
Multi-family residential unit sales	4,657	10,146
Residential lot and outparcel sales	165	13,819
Other	513	124

	48,956	67,200

COSTS AND EXPENSES:
Rental property operating expenses	14,248	14,531
Third party management and leasing expenses	4,093	4,958
Multi-family residential unit cost of sales	2,500	7,970
Residential lot and outparcel cost of sales	69	9,096
General and administrative expenses	7,400	8,017
Interest expense	7,544	9,781
Reimbursed expenses	1,512	1,859
Depreciation and amortization	13,475	13,176
Impairment loss	3,508	—
Separation expenses	101	68
Other	862	862

	55,312	70,318

LOSS ON EXTINGUISHMENT OF DEBT	—	(592)

LOSS FROM CONTINUING OPERATIONS BEFORE TAXES, UNCONSOLIDATED JOINT VENTURES AND SALE OF INVESTMENT PROPERTIES	(6,356)	(3,710)

BENEFIT FOR INCOME TAXES FROM OPERATIONS	64	1,146

INCOME FROM UNCONSOLIDATED JOINT VENTURES	2,496	2,920

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE GAIN ON SALE OF INVESTMENT PROPERTIES	(3,796)	356

GAIN ON SALE OF INVESTMENT PROPERTIES	59	756

INCOME (LOSS) FROM CONTINUING OPERATIONS	(3,737)	1,112

INCOME (LOSS) FROM DISCONTINUED OPERATIONS:
Income from discontinued operations	72	1,068
Loss on sale of investment properties	(384)	—

	(312)	1,068

NET INCOME (LOSS)	(4,049)	2,180
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(581)	(526)

NET INCOME (LOSS) ATTRIBUTABLE TO CONTROLLING INTEREST	(4,630)	1,654

DIVIDENDS TO PREFERRED STOCKHOLDERS	(3,227)	(3,227)

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(7,857)	$(1,573)

PER COMMON SHARE INFORMATION — BASIC AND DILUTED:
Loss from continuing operations attributable to controlling interest	$(0.07)	$(0.03)
Income from discontinued operations	—	0.01

Net loss available to common stockholders — basic and diluted	$(0.08)	$(0.02)

WEIGHTED AVERAGE SHARES — BASIC AND DILUTED	103,515	100,069

DIVIDENDS DECLARED PER COMMON SHARE	$0.045	$0.09

See notes to condensed consolidated financial statements.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
Three Months Ended March 31, 2011 and 2010
(Unaudited, in thousands)

					Accumulated
					Other
					Comprehensive
			Additional		Loss on	Distributions in		Nonredeemable
	Preferred	Common	Paid-In	Treasury	Derivative	Excess of	Stockholders’	Noncontrolling	Total
	Stock	Stock	Capital	Stock	Instruments	Net Income	Investment	Interests	Equity

Balance December 31, 2010	$169,602	$106,962	$684,551	$(86,840)	$—	$(114,196)	$760,079	$32,772	$792,851

Net income (loss)	—	—	—	—	—	(4,630)	(4,630)	620	(4,010)

Common stock issued for restricted stock grants, net of amounts withheld for income taxes	—	243	(246)	—	—	—	(3)	—	(3)
Stock issuance costs	—	—	(14)	—	—	—	(14)	—	(14)
Amortization of stock options and restricted stock, net of forfeitures	—	(4)	683	—	—	—	679	—	679
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(590)	(590)
Change in fair value of redeemable noncontrolling interests	—	—	54	—	—	—	54	—	54
Cash preferred dividends paid	—	—	—	—	—	(3,227)	(3,227)	—	(3,227)
Cash common dividends paid	—	—	—	—	—	(4,653)	(4,653)	—	(4,653)

Balance March 31, 2011	$169,602	$107,201	$685,028	$(86,840)	$—	$(126,706)	$748,285	$32,802	$781,087

Balance December 31, 2009	$169,602	$103,352	$662,216	$(86,840)	$(9,517)	$(51,402)	$787,411	$32,848	$820,259

Net income	—	—	—	—	—	1,654	1,654	548	2,202
Other comprehensive loss	—	—	—	—	(32)	—	(32)	—	(32)

Total comprehensive income (loss)	—	—	—	—	(32)	1,654	1,622	548	2,170

Common stock issued pursuant to:
Stock dividend, net of issuance costs	—	820	5,137	—	—	(5,984)	(27)	—	(27)
Restricted stock grants	—	264	(264)	—	—	—	—	—	—
Amortization of stock options and restricted stock, net of forfeitures	—	—	508	—	—	—	508	—	508
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(573)	(573)
Cash preferred dividends paid	—	—	—	—	—	(3,227)	(3,227)	—	(3,227)
Cash common dividends paid	—	—	—	—	—	(2,997)	(2,997)	—	(2,997)

Balance March 31, 2010	$169,602	$104,436	$667,597	$(86,840)	$(9,549)	$(61,956)	$783,290	$32,823	$816,113

See notes to condensed consolidated financial statements.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended
	March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(4,049)	$2,180
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Loss (gain) on sale of investment properties, net	325	(756)
Loss on extinguishment of debt	—	592
Impairment loss	3,508	—
Depreciation and amortization	13,539	13,895
Amortization of deferred financing costs	536	407
Stock-based compensation	679	508
Effect of recognizing rental revenues on a straight-line or market basis	(1,500)	(988)
Income from unconsolidated joint ventures	(2,496)	(2,920)
Operating distributions from unconsolidated joint ventures	2,430	2,461
Residential lot, outparcel and multi-family cost of sales, net of closing costs paid	2,325	15,778
Residential lot acquisition and development expenditures	(435)	(428)
Changes in other operating assets and liabilities:
Change in other receivables and other assets	(258)	(1,695)
Change in accounts payable and accrued liabilities	(5,421)	3,040

Net cash provided by operating activities	9,183	32,074

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from investment property sales	21,543	10,023
Property acquisition and development and tenant asset expenditures	(7,667)	(4,279)
Investment in unconsolidated joint ventures	(839)	(1,022)
Distributions from unconsolidated joint ventures	3,602	2,279
Collection of notes receivable	36	—
Change in other assets	(1,451)	(1,067)
Change in restricted cash	(496)	457

Net cash provided by investing activities	14,728	6,391

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facility	12,600	—
Repayment of credit facility	(24,300)	—
Payment of loan issuance costs	—	(1,647)
Repayment of notes payable	(986)	(9,229)
Common stock issuance costs	(14)	(27)
Cash common dividends paid	(4,653)	(2,997)
Cash preferred dividends paid	(3,227)	(3,227)
Contributions from noncontrolling interests	—	120
Distributions to noncontrolling interests	(5,833)	(573)

Net cash used in financing activities	(26,413)	(17,580)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,502)	20,885
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	7,599	9,464

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,097	$30,349

See notes to condensed consolidated financial statements.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
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
Cousins has elected to be taxed as a real estate investment trust (“REIT”) and intends to, among other things, distribute 100% of its federal taxable income to stockholders, thereby eliminating any liability for federal income taxes under current law. Therefore, the results included herein do not include a federal income tax provision for Cousins. CREC operates as a taxable REIT subsidiary and is taxed separately from Cousins as a C-Corporation. Accordingly, if applicable, the condensed consolidated statements of operations include a provision for, or benefit from, CREC’s income taxes.
The condensed consolidated financial statements are unaudited and were prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, these financial statements reflect all adjustments necessary (which adjustments are of a normal and recurring nature) for the fair presentation of the Company’s financial position as of March 31, 2011 and the results of operations for the three months ended March 31, 2011 and 2010. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of results expected for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The accounting policies employed are the same as those shown in Note 2 to the consolidated financial statements included in such Form 10-K.
The Company earns fees and incurs expenses related to the management, development and leasing of properties owned both by third parties and by joint ventures in which the Company has an ownership interest. In the first quarter of 2011, the Company began separately stating on the Statements of Operations the third party management and leasing revenues, including reimbursements, for Cousins Properties Services (“CPS”), a wholly-owned subsidiary that performs management and leasing services for third-party owned office properties, and the related expenses incurred to earn that revenue, previously recognized in the General and Administrative and Other expense line items. The amounts remaining in Fee Income on the Statements of Operations relate to management, leasing and development fees, including reimbursements, earned by the Company from certain other third party owners or from joint ventures recognized outside of the CPS subsidiary. Expenses related to these fees are included in General and Administrative Expenses on the Statements of Operations, and the reimbursements are in a separate line item entitled Reimbursed Expenses. Prior periods have been revised to conform to this new presentation.

2.	NOTES PAYABLE, INTEREST EXPENSE AND COMMITMENTS AND CONTINGENCIES
The following table summarizes the terms and amounts of the Company’s notes payable outstanding at March 31, 2011 and December 31, 2010 (in thousands):

		Term/
		Amortization		March 31,	December 31,
Description	Interest Rate	Period (Years)	Maturity	2011	2010

Credit Facility, unsecured (see note)	LIBOR + 1.75% to 2.25%	4/N/A	8/29/11	$93,700	$105,400
Terminus 100 mortgage note	5.25%	12/30	1/1/23	139,678	140,000
The American Cancer Society Center mortgage note (interest only until October 1, 2011)	6.45%	10/30	9/1/17	136,000	136,000
333/555 North Point Center East mortgage note (see note)	7.00%	10/25	11/1/11	26,184	26,412
100/200 North Point Center East mortgage note	5.39%	5/30	6/1/12	24,744	24,830
Meridian Mark Plaza mortgage note	6.00%	10/30	8/1/20	26,809	26,892
Lakeshore Park Plaza mortgage note	5.89%	4/25	8/1/12	17,451	17,544
The Points at Waterview mortgage note	5.66%	10/25	1/1/16	16,480	16,592
600 University Park Place mortgage note	7.38%	10/30	8/10/11	12,228	12,292
Handy Road Associates, LLC (see note)	Prime + 1%, but not < 6%	5/N/A	3/30/11	3,374	3,374
Callaway	4.13%	2/N/A	11/18/13	175	173

				$496,823	$509,509

The Company’s Credit Facility bears interest at the London Interbank Offering Rate (“LIBOR”) plus a spread, based on the Company’s leverage ratio, as defined in the Credit Facility. At March 31, 2011, the spread over LIBOR under the Credit Facility was 2.0%. The amount that the Company may draw under the Credit Facility is a defined calculation based on the Company’s unencumbered assets and other factors and is reduced by any letters of credit outstanding. As of March 31, 2011, the Company was able to draw an additional $250.1 million under the Credit Facility. The Credit Facility can be extended for one year with the payment of a fee, unless there is an event of default. The Company’s current intention is to exercise the extension option.
The Company notified the lender on the 333/555 North Point Center East mortgage note that it intends to prepay the note on June 1, 2011.
The Handy Road Associates, LLC (“Handy Road”) mortgage note matured March 30, 2011. The note is non-recourse to the Company, but is guaranteed by the Company’s partner in Handy Road. The Company has notified the lender that it will not satisfy the mortgage note, and the lender has begun foreclosure proceedings on this note.
Fair Value
At March 31, 2011 and December 31, 2010, the estimated fair values of the Company’s notes payable were approximately $509.1 million and $521.8 million, respectively, calculated by discounting future cash flows at estimated rates at which similar loans would have been obtained at March 31, 2011 and December 31, 2010. This fair value calculation is considered to be a Level 2 calculation under the guidelines as set forth in ASC 820, “Fair Value Measurements and Disclosures,” as the Company utilizes market rates for similar type loans from third party brokers.
Interest Rate Swap Agreements
In 2010, the Company had an interest rate swap agreement to manage its interest rate risk associated with its floating-rate, LIBOR-based borrowings. This swap expired in October 2010. Also during 2010, the Company had an interest rate swap agreement to manage interest rate risk under its former Term Facility, which swap was terminated in July 2010. The change in fair values of the interest rate swap agreements were recorded in Accumulated Other Comprehensive Loss on the Balance Sheets.
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
For the three months ended March 31, 2011 and 2010, the Company recorded interest expense of approximately $7.5 million and $9.8 million, respectively. There was no interest capitalized to projects under development during either of these periods.
At March 31, 2011, the Company had outstanding letters of credit and performance bonds of $5.8 million. As a lessor, the Company has $17.6 million in future obligations under leases to fund tenant improvements and other funding commitments as of March 31, 2011. As a lessee, the Company has future obligations under ground and office leases of approximately $16.5 million at March 31, 2011.

3.	EARNINGS PER SHARE
Net income (loss) per share-basic is calculated as net income (loss) available to common stockholders divided by the weighted average number of common shares outstanding during the period. Net income (loss) per share-diluted is calculated as net income (loss) available to common stockholders divided by the diluted weighted average number of common shares outstanding during the period, including nonvested restricted stock which has nonforfeitable dividend rights. Diluted weighted average number of common shares is calculated to reflect the potential dilution under the treasury stock method that would occur if stock options (or other contracts to issue common stock, if any) were exercised and resulted in additional common shares outstanding. The numerator used in the Company’s per share calculations is reduced for the effect of preferred dividends and is the same for both basic and diluted net income (loss) per share.
Weighted average shares-basic and weighted average shares-diluted are as follows (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Weighted average shares-basic	103,515	100,069
Dilutive potential stock options	—	—

Weighted average shares-diluted	103,515	100,069

Anti-dilutive options not included	6,612	7,137

4.	STOCK-BASED COMPENSATION
The Company has several types of stock-based compensation — stock options, restricted stock and restricted stock units (“RSUs”) — which are described in Note 6 of “Notes to Consolidated Financial Statements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The Company recorded net stock-based compensation expense of approximately $1.2 million and $1.1 million for the three months ended March 31, 2011 and 2010, respectively.
In the first quarter of 2011, the Company granted 211,729 stock options to key employees and 1,019 options to a director. Also during the first quarter of 2011, the Company made restricted stock grants of 243,617 shares to key employees, with a three-year ratable vesting.
RSUs are accounted for as liability awards under ASC 718, “Compensation — Stock Compensation,” and employees are paid cash at vesting based upon the closing prices of the Company’s stock. In the first quarter 2011, the Company awarded 401 RSUs to a director, which cliff vest in three years. Also in the first quarter of 2011, the Company awarded two types of performance-based RSUs to key employees, based on the following performance metrics: (1) Total Stockholder Return of the Company, as defined, as compared to the companies in the SNL Financial US Office REIT index as of January 1, 2011 (“TSR SNL RSUs”), and (2) ratio of funds from operations per share to targeted cumulative funds from operations per share amount (“FFO RSUs”). The performance period for both awards is January 1, 2011 to December 31, 2013, and the targeted number of TSR SNL RSUs and FFO RSUs is 99,970 and 64,266, respectively. The ultimate payout of these awards can range from 0% to 200% of the targeted number of units depending on the achievement of the performance metrics described above. Both of these types of RSUs cliff vest on February 15, 2014 and are dependent upon the attainment of required service and performance criteria. The number of RSUs that vests will be determined at that date, and the payout per unit will be equal to the average closing price on each trading day during the 30-day period ending on December 31, 2013. The Company expenses an estimate of the fair value of the TSR SNL RSUs over the vesting period using a quarterly Monte Carlo valuation. The Company expenses the FFO RSUs over the vesting period using the fair market value of the Company’s stock at the reporting period multiplied by the anticipated number of units to be paid based on the current estimate of what the ratio is expected to be upon vesting. Dividend equivalents on the RSUs will also be paid based upon the percentage vested. The dividend equivalent payments will equal the total cash dividends that would have been paid during the performance period, and as if the cash dividends had been reinvested in Company stock.

5.	INVESTMENT IN UNCONSOLIDATED JOINT VENTURES
The Company describes its investments in unconsolidated joint ventures in Note 4 of “Notes to Consolidated Financial Statements” in its Annual Report on Form 10-K for the year ended December 31, 2010. The following table summarizes balance sheet data of the Company’s unconsolidated joint ventures as of March 31, 2011 and December 31, 2010 (in thousands). The investments in joint ventures which have negative balances are included in the Deposits and Deferred Income line item on the Balance Sheets.

	Total Assets		Total Debt		Total Equity		Company’s Investment
SUMMARY OF FINANCIAL POSITION:	2011	2010	2011	2010	2011	2010	2011	2010
CP Venture IV LLC entities	$310,800	$313,603	$36,475	$36,620	$263,841	$267,085	$15,149	$15,364
Charlotte Gateway Village, LLC	152,600	154,200	93,630	97,030	56,646	54,834	10,358	10,366
CF Murfreesboro Associates	127,918	129,738	101,983	103,378	24,376	24,263	14,273	14,246
Palisades West LLC	126,412	129,378	—	—	80,591	80,767	42,150	42,256
CP Venture LLC entities	103,403	106,066	—	—	101,654	104,067	3,528	3,779
CL Realty, L.L.C.	82,785	86,657	2,152	2,663	78,929	82,534	38,137	39,928
MSREF/Terminus 200 LLC	67,403	65,164	48,936	46,169	13,719	13,956	2,744	2,791
Temco Associates, LLC	60,580	60,608	2,894	2,929	57,423	57,475	22,688	22,713
Crawford Long — CPI, LLC	34,057	34,408	48,440	48,701	(15,796)	(15,341)	(6,668)	(6,431)
Wildwood Associates	21,209	21,220	—	—	21,169	21,216	(1,666)	(1,642)
Ten Peachtree Place Associates	19,942	20,980	26,637	26,782	(7,161)	(6,263)	(5,028)	(4,581)
Cousins Watkins LLC	57,447	57,184	28,800	28,850	28,191	28,334	15,280	14,850
TRG Columbus Development Venture, Ltd.	3,525	3,574	—	—	2,121	2,115	75	58
Pine Mountain Builders, LLC	1,246	1,559	664	896	363	403	737	757

	$1,169,327	$1,184,339	$390,611	$394,018	$706,066	$715,445	$151,757	$154,454

The following table summarizes statement of operations information of the Company’s unconsolidated joint ventures for the three months ended March 31, 2011 and 2010 (in thousands):

					Company’s Share of Net
	Total Revenues		Net Income (Loss)		Income (Loss)
SUMMARY OF OPERATIONS:	2011	2010	2011	2010	2011	2010
CP Venture IV LLC entities	$7,727	$8,004	$905	$1,192	$263	$289
Charlotte Gateway Village, LLC	8,045	7,903	2,118	1,879	294	294
CF Murfreesboro Associates	3,428	4,084	113	623	(5)	266
Palisades West LLC	4,030	3,315	1,456	1,124	711	545
CP Venture LLC entities	4,826	4,641	2,504	2,263	259	234
CL Realty, L.L.C.	1,662	1,727	657	(144)	313	238
MSREF/Terminus 200 LLC	938	—	(1,159)	—	(232)	—
Terminus 200 LLC	—	397	—	10	—	—
Temco Associates, LLC	59	1,820	(204)	1,200	(103)	603
Crawford Long — CPI, LLC	2,937	2,810	544	448	272	223
Wildwood Associates	—	—	(47)	(44)	(24)	(21)
Ten Peachtree Place Associates	1,931	1,906	300	228	154	118
Cousins Watkins LLC	1,213	—	21	—	594	—
TRG Columbus Development Venture, Ltd.	12	1,055	—	385	17	117
Pine Mountain Builders, LLC	1,064	745	(40)	40	(21)	20
Other	—	—	—		4	(6)

	$37,872	$38,407	$7,168	$9,204	$2,496	$2,920

6.	OTHER ASSETS
Other Assets on the Balance Sheets as of March 31, 2011 and December 31, 2010 included the following (in thousands):

	March 31, 2011	December 31, 2010
Investment in Verde	$5,868	$9,376
FF&E and leasehold improvements, net of accumulated depreciation of $16,697 and $16,117 in 2011 and 2010, respectively	4,834	4,673
Predevelopment costs and earnest money	7,384	7,039
Lease inducements, net of accumulated amortization of $3,272 and $2,991 in 2011 and 2010, respectively	11,642	11,899
Loan closing costs, net of accumulated amortization of $3,645 and $3,109 in 2011 and 2010, respectively	2,167	2,703
Prepaid expenses and other assets	3,781	2,296
Intangible Assets:
Goodwill	5,430	5,430
Above market leases, net of accumulated amortization of $8,751 and $8,741 in 2011 and 2010, respectively	517	526
In-place leases, net of accumulated amortization of $2,512 and $2,492 in 2011 and 2010, respectively	302	322

	$41,925	$44,264

Investment in Verde relates to a cost method investment in a non-public real estate investment trust. During the three months ended March 31, 2011, the Company determined that there were impairment indicators related to its investment in Verde, including Verde’s withdrawal of its proposed initial public offering. The Company estimated the fair value of Verde by calculating discounted future cash flows using Level 3 inputs, such as market capitalization rates, discount rates and other items. The fair value estimate was less than carrying value, and the Company determined the impairment was other-than-temporary in accordance with accounting standards for investments in unconsolidated entities. Accordingly, the Company recorded an impairment loss of $3.5 million during the period.
Goodwill relates entirely to the Office reportable segment. Above-market leases are amortized into rental revenues over the remaining lease terms. In-place leases are amortized into depreciation and amortization expense also over remaining lease terms.
7.	NONCONTROLLING INTERESTS
The Company consolidates various ventures that are involved in the ownership and/or development of real estate. The partner’s share of the entity, in cases where the entity’s documents do not contain a required redemption clause, is reflected in a separate line item called Nonredeemable Noncontrolling Interests shown within Equity on the Balance Sheets. Correspondingly, the partner’s share of income or loss is recorded in Net Income Attributable to Noncontrolling Interests in the Statements of Operations.
Other consolidated ventures contain provisions requiring the Company to purchase the partners’ share of the venture at a certain value upon demand or at a future prescribed date. In these situations, the partner’s share of the entity is recognized as Redeemable Noncontrolling Interests and is presented between liabilities and equity on the Balance Sheets, with the corresponding share of income or loss in the venture recorded in Net Income Attributable to Noncontrolling Interests in the Statements of Operations. The redemption values are evaluated each period and adjusted to the higher of fair value or the partner’s cost basis within Equity. The Company recognizes changes in the redemption value as they occur. The following table details the components of Redeemable Noncontrolling Interests in consolidated subsidiaries for the three months ended March 31, 2011 and 2010 (in thousands):

	2011	2010

Beginning Balance — Redeemable	$14,289	$12,591
Net loss attributable to redeemable noncontrolling interests	(39)	(22)
Contributions from (distributions to) noncontrolling interests	(5,243)	120
Change in fair value of noncontrolling interests	(54)	—

Ending Balance — Redeemable	$8,953	$12,689

The following reconciles the net income (loss) attributable to noncontrolling interests as shown in the Statements of Equity, which only includes nonredeemable interests, to the net income attributable to noncontrolling interests as shown in the Statements of Operations, for the three months ended March 31, 2011 and 2010 (in thousands):

	2011	2010
Net income attributable to nonredeemable noncontrolling interests	$620	$548
Net loss attributable to redeemable noncontrolling interests	(39)	(22)

Net income attributable to noncontrolling interests	$581	$526

8.	REPORTABLE SEGMENTS
The Company has six reportable segments: Office, Retail, Land, Third-Party Management and Leasing, For-Sale Multi-Family and Other. These reportable segments represent an aggregation of operating segments reported to the Chief Operating Decision Maker based on similar economic characteristics that include the type of product and nature of service. Each segment includes both consolidated operations and joint ventures. The Office and Retail segments show the results by each product type. Net operating income is calculated as rental property revenues less rental property operating expenses. The Land segment includes results of operations for various tracts of land that are held for investment or future development, and single-family residential communities that are parceled into lots and sold to various homebuilders or sold as undeveloped tracts of land. The Third Party Management and Leasing segment includes fee income and related expenses for the third party owned properties managed or leased by the Company’s CPS subsidiary. The For-Sale Multi-Family segment includes results of operations for the development and sale of multi-family real estate projects.

The Other segment includes:
•
fee income for third party properties, other than those managed by CPS, and joint venture properties for which the Company performs management, development and leasing services (fee income related to residential joint ventures is included in the Land segment);

•	compensation for corporate employees, other than those in the CPS Third Party Management and Leasing segment;
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

				Third Party
				Management	For-Sale
Three Months Ended March 31, 2011	Office	Retail	Land	and Leasing	Multi-Family	Other	Total

Net operating income	$15,250	$5,737	$—	$—	$—	$1,049	$22,036
Fee income, net of reimbursed expenses	—	—	—	1,840	—	1,873	3,713
Residential lot, outparcel and multi-family unit sales, net of cost of sales	—	50	46	—	2,157	—	2,253
Other income	371	24	—	—	—	118	513
Third party management and leasing expenses	—	—	—	(1,845)	—	—	(1,845)
General and administrative expenses	—	—	—	—	—	(7,400)	(7,400)
Interest expense	—	—	—	—	—	(7,544)	(7,544)
Impairment loss	—	—	—	—	—	(3,508)	(3,508)
Depreciation and amortization of non-real estate assets	—	—	—	—	—	(563)	(563)
Separation expenses	—	—	—	—	—	(101)	(101)
Other expenses	—	—	—	—	—	(862)	(862)
Funds from operations from unconsolidated joint ventures	2,721	2,241	195	—	17	—	5,174
Income attributable to noncontrolling interests	—	—	—	—	—	(581)	(581)
Benefit for income taxes from operations	—	—	—	—	—	64	64
Preferred stock dividends	—	—	—	—	—	(3,227)	(3,227)

Funds from operations available to common stockholders	$18,342	$8,052	$241	$(5)	$2,174	$(20,682)	8,122

Real estate depreciation and amortization, including Company’s share of joint ventures							(15,654)
Loss on sale of depreciated investment properties, net							(325)

Net loss available to common stockholders							$(7,857)

				Third Party
				Management	For-Sale
Three Months Ended March 31, 2010	Office	Retail	Land	and Leasing	Multi-Family	Other	Total

Net operating income	$14,718	$6,778	$—	$—	$—	$533	$22,029
Fee income, net of reimbursed expenses	—	—	66	2,235	—	1,619	3,920
Residential lot, outparcel and multi-family unit sales, net of cost of sales	—	4,593	499	—	2,176	328	7,596
Other income	—	8	—	—	—	116	124
Loss on extinguishment of debt	—	—	—	—	—	(592)	(592)
Third party management and leasing expenses	—	—	—	(2,399)	—	—	(2,399)
General and administrative expenses	—	—	—	—	—	(8,017)	(8,017)
Interest expense	—	—	—	—	—	(9,781)	(9,781)
Depreciation and amortization of non-real estate assets	—	—	—	—	—	(571)	(571)
Separation expenses	—	—	—	—	—	(68)	(68)
Other expenses	—	—	—	—	—	(862)	(862)
Funds from operations from unconsolidated joint ventures	2,416	1,803	872	—	117	—	5,208
Income attributable to noncontrolling interests	—	—	—	—	—	(526)	(526)
Benefit for income taxes from operations	—	—	—	—	—	1,146	1,146
Preferred stock dividends	—	—	—	—	—	(3,227)	(3,227)

Funds from operations available to common stockholders	$17,134	$13,182	$1,437	$(164)	$2,293	$(19,902)	13,980

Real estate depreciation and amortization, including Company’s share of joint ventures							(15,612)
Gain on sale of depreciated investment properties							59

Net loss available to common stockholders							$(1,573)

When reviewing the results of operations for the Company, management analyzes the following revenue and income items net of their related costs:
•	Rental property operations, including discontinued;

•	Reimbursements of third-party and joint venture personnel costs;

•	Residential, tract and outparcel sales;

•	Multi-family unit sales; and

•	Gains or losses on sales of investment properties.

These amounts are shown in the segment tables above in the same “net” manner as shown to management. Certain adjustments are required to reconcile the above segment information to the Company’s consolidated revenues, including removing gains on sales of investment properties from revenues, as they are not presented within revenues in the Statements of Operations. The following table reconciles information presented in the tables above to the Company’s consolidated revenues (in thousands):

	Three Months Ended March 31,
	2011	2010
Net operating income	$22,036	$22,029
Plus rental property operating expenses	14,248	14,531
Fee income	1,873	1,685
Third party management and leasing revenues	1,840	2,235
Reimbursed expenses	3,760	4,418
Residential lot, outparcel, and multi-family unit sales, net of cost of sales, including gain on sale of undepreciated investment properties	2,253	7,596
Less gain on sale of undepreciated investment properties not included in revenues	—	(697)
Plus residential lot, outparcel, multi-family unit and outparcel cost of sales	2,569	17,066
Net operating income from discontinued operations not included in revenues	(136)	(1,787)
Other income	513	124

Total consolidated revenues	$48,956	$67,200

9.	PROPERTY TRANSACTIONS
In February 2011, the Company sold Jefferson Mill Business Park Building A, a 459,000 square foot industrial property in suburban Atlanta, Georgia. The sales price was $22.0 million, and a loss of approximately $400,000 was recognized on the sale. In 2010, the Company sold San Jose MarketCenter, a 213,000 square foot retail center in San Jose, California, and 8995 Westside Parkway, a 51,000 square foot office building in suburban Atlanta, Georgia. The combined results of these properties’ operations and any gains or losses on sale are included in Discontinued Operations in the Statements of Operations for all periods presented.
The components of Discontinued Operations for the three months ended March 31, 2011 and 2010 are as follows (in thousands):

	2011	2010
Rental property revenues	$145	$2,440
Rental property operating expenses	(9)	(653)
Depreciation and amortization	(64)	(719)

Income from discontinued operations	$72	$1,068

Loss on sale of investment properties	$(384)	$—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview:
Cousins Properties Incorporated (“Cousins”), a Georgia corporation, is a self-administered and self-managed real estate investment trust (“REIT”). Cousins Real Estate Corporation (“CREC”) is a taxable entity wholly-owned by and consolidated with Cousins. CREC owns, develops, and manages its own real estate portfolio and performs certain real estate related services for other parties.
Cousins, CREC and their subsidiaries (collectively, the “Company”) develop, manage and own office, retail, industrial and residential real estate projects. As of March 31, 2011, the Company’s portfolio of real estate assets consisted of interests in 7.4 million square feet of office space, 4.8 million square feet of retail space, 1.5 million square feet of industrial space, interests in 24 residential communities in various stages of development, approximately 9,100 acres of strategically located land tracts held for investment or future development, and land holdings for development of single-family residential communities. The Company also provides leasing and/or management services for approximately 12.8 million square feet of office and retail space owned by third parties.
For the remainder of 2011, the Company is focused on leasing vacant office and retail space, increasing fee income, and managing leverage in order to improve liquidity and results of operations. Management may also choose to liquidate certain assets, acquire assets or pursue new investment opportunities if they meet specific criteria, such as internal underwriting standards, geographic location, and property type. However, there can be no assurance that sales or acquisition opportunities will materialize in the near-term.
Results of Operations:
Rental Property Revenues. Rental property revenues increased approximately $1.4 million (4%) in the three month 2011 period compared to the same 2010 period due to:
•	Increase of $599,000 at The Avenue Forsyth, where the Company recognized deferred tenant income and an increase in rental rates for certain tenants during the 2011 period; and
•	Increase of $454,000 at 191 Peachtree Tower, where average economic occupancy increased from 70% in the 2010 period to 73% in the 2011 period.
Rental Property Operating Expenses. Rental property operating expenses decreased approximately $283,000 (2%) in the three month 2011 period compared to the same 2010 period primarily as a result of a decrease in property taxes at The Avenue Carriage Crossing and Tiffany Springs MarketCenter.
Third Party Management and Leasing Revenues. Third party management and leasing revenues represent revenues and expense reimbursements from the Company’s wholly-owned subsidiary, CPS, which performs management and leasing for certain third party owned office properties. These revenues decreased $706,000 (15%) between the three month 2011 and 2010 periods due to a decrease in leasing activity and a decrease in the average square footage managed between the periods.
Third Party Management and Leasing Expenses. Third party management and leasing expenses relate to the CPS subsidiary and decreased $865,000 (17%) due to a decrease in bad debt expense and to a decrease in average square footage under management between the three month 2011 and 2010 periods.
Other Income. Other income increased $389,000 between the three month 2011 and 2010 periods primarily due to an increase in termination fee income between the periods.
For-Sale Multi-family Residential Sales and Cost of Sales. For-sale multi-family residential sales and cost of sales each decreased approximately $5.5 million between the three month 2011 and 2010 periods, mainly due to the closing of five condominium units at the 10 Terminus Place project in 2011, compared to 19 condominium closings in the 2010 period. Substantially all of the units at the 10 Terminus Place project have been sold as of March 31, 2011.
Residential Lot and Outparcel Sales and Cost of Sales.
Residential Lots — Demand for residential lots has been relatively low in the last several years compared to historical trends as a result of general market conditions. Residential lots continue to be in limited demand in the Company’s and its ventures’ principal markets of Texas, Florida and metropolitan Atlanta. Management is closely monitoring market developments but is currently unable to predict when markets will improve. Management expects these market conditions to continue to negatively impact residential lot sales and have an adverse impact on the Company’s results of operations until such time as the residential lot markets improve.

The Company’s residential lot business consists of projects that are consolidated, for which income is recorded in the residential lot and outparcel sales and cost of sales line items, and projects that are owned through joint ventures where the Company is a 50% partner in Temco Associates LLC (“Temco”) and CL Realty, L.L.C. (“CL Realty”), for which income is recorded in income from unconsolidated joint ventures (see section below for joint ventures). Lot sales were as follows:

	2011	2010
Consolidated projects	1	2
Temco	—	1
CL Realty	60	86

Total	61	89

For consolidated projects, residential lot sales decreased $225,000 and residential lot cost of sales decreased $140,000 between the three month 2011 and 2010 periods due to a decrease in the number of lots sold between the periods.
Outparcels — Outparcel sales decreased $13.5 million between the three month 2011 and 2010 periods, and cost of sales decreased $8.9 million between the same periods. There were no outparcel sales in 2011, compared to eight outparcel sales in 2010.
General and Administrative Expense (“G&A”). G&A expense decreased approximately $617,000 (8%) between the three month 2011 and 2010 periods, primarily as a result of the following:
•	Decrease in salaries and benefits of employees, excluding stock-based compensation, of approximately $362,000 due a decrease in the number of employees at the Company between the periods; and
•
Increase of approximately $232,000 in capitalization of salaries and benefits in the 2011 period primarily due to an increase in the number of leases executed and an increase in costs associated with a probable development project during the 2011 period. The Company capitalizes salaries and benefits of personnel who work on qualified development projects or leases that have been executed or are probable of being executed.

Impairment Loss. Impairment loss increased $3.5 million between the 2011 and 2010 periods. During the three months ended March 31, 2011, the Company determined that there were impairment indicators related to its investment in Verde, a cost method investment in a real estate owner. The Company estimated that the fair value was less than carrying value, and that the impairment was other-than-temporary. Accordingly, the Company recorded an impairment loss of $3.5 million during the period.
Interest Expense. Interest expense decreased approximately $2.2 million (23%) in the three month 2011 period compared to the same 2010 period. This decrease is primarily due to a decrease in interest expense of $1.2 million on the Company’s Credit Facility due to lower average borrowings outstanding and a lower average interest rate during the 2011 period. Interest expense also decreased $1.0 million between 2010 and 2011 due to the refinancing in 2010 of the Terminus 100 mortgage note at a lower interest rate.
Benefit for Income Taxes from Operations. Benefit for income taxes from operations decreased approximately $1.1 million (94%) between the three month 2011 and 2010 periods. In 2010, the Company recognized an additional tax benefit for prior year net operating loss carrybacks, with no corresponding benefit in the 2011 period. The Company is recognizing a full valuation allowance against its tax benefits generated from operations at the Company’s taxable subsidiary, CREC, in the 2010 and 2011 periods. The Company will commence tax benefit recognition if it determines the realizability of these benefits is more likely than not.

Income from Unconsolidated Joint Ventures. Income from unconsolidated joint ventures decreased approximately $424,000 (15%) in the three month 2011 period compared to the same 2010 period due to the following (all amounts discussed reflect the Company’s share of joint venture income based on its ownership interest in each joint venture):
•	Decrease in income from Temco Associates of approximately $705,000 due mainly to the 2010 receipt of letter of credit proceeds that were released to the venture;
•
CL Realty sold a 20-acre tract where it deferred substantially all the gain due to the venture’s continuing involvement in the tract. The venture expects to recognize the deferred gain over the remainder of 2011, the Company’s share of which is anticipated to be $250,000;

•	Decrease in income of approximately $271,000 from CF Murfreesboro Associates primarily due to an outparcel sale in the first quarter of 2010 with no corresponding 2011 sale; and
•	Increase in income of approximately $594,000 from Cousins Watkins LLC as this joint venture was formed at the end of 2010.
Gain on Sale of Investment Properties. Gain on sale of investment properties (excluding discontinued operations) decreased $697,000 between the three month 2011 and 2010 periods. The Company sold Glenmore Garden Villas and another land tract in the 2010 period, with no investment property sales, other than those which qualify as discontinued operations, in the 2011 period.
Income (Loss) from Discontinued Operations. Income from discontinued operations decreased approximately $1.4 million in the three month 2011 period compared to the same 2010 period. In February 2011, the Company sold Jefferson Mill Business Park Building A, a 459,000 square foot industrial property in suburban Atlanta, Georgia. The sales price was $22.0 million, and a loss of approximately $400,000 was recognized on the sale. In 2010, the Company sold San Jose MarketCenter, a 213,000 square foot retail center in San Jose, California, and 8995 Westside Parkway, a 51,000 square foot office building in suburban Atlanta, Georgia.
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

FFO is used by industry analysts and investors as a supplemental measure of an equity REIT’s operating performance. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, many industry investors and analysts have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. Thus, NAREIT created FFO as a supplemental measure of REIT operating performance that excludes historical cost depreciation, among other items, from GAAP net income. The use of FFO, combined with the required primary GAAP presentations, has been fundamentally beneficial, improving the understanding of operating results of REITs among the investing public and making comparisons of REIT operating results more meaningful. Company management evaluates operating performance in part based on FFO. Additionally, the Company uses FFO, along with other measures, to assess performance in connection with evaluating and granting incentive compensation to its officers and key employees. The reconciliation of net income (loss) available to common stockholders to FFO is as follows for the three months ended March 31, 2011 and 2010 (in thousands, except per share information):

	Three Months Ended
	March 31,
	2011	2010
Net Loss Available to Common Stockholders	$(7,857)	$(1,573)
Depreciation and amortization:
Consolidated properties	13,475	13,176
Discontinued properties	64	719
Share of unconsolidated joint ventures	2,683	2,294
Depreciation of furniture, fixtures and equipment:
Consolidated properties	(563)	(567)
Discontinued properties	—	(4)
Share of unconsolidated joint ventures	(5)	(6)
(Gain) loss on sale of investment properties:
Consolidated	(59)	(756)
Discontinued properties	384	—
Gain on sale of undepreciated investment properties	—	697

Funds From Operations Available to Common Stockholders	$8,122	$13,980

Per Common Share — Basic and Diluted:

Net loss available to common stockholders	$(.08)	$(.02)

Funds from operations available to common stockholders	$.08	$.14

Weighted Average Shares-Basic	103,515	100,069

Weighted Average Shares-Diluted	103,530	100,069

Liquidity and Capital Resources:
The Company’s primary liquidity sources are:
•	Cash from operations;

•	Borrowings under its Credit Facility;

•	Mortgage notes payable;

•	Proceeds from equity offerings;

•	Joint venture formations; and

•	Sales of assets.
The Company’s primary liquidity uses are:
•	Corporate expenses;

•	Expenditures on predevelopment and development projects;

•	Payments of tenant improvements and other leasing costs;

•	Principal and interest payments on debt obligations;

•	Dividends to common and preferred stockholders; and

•	Property investments.

Financial Condition
During 2010, the Company improved its financial position by reducing leverage, extending maturities and modifying credit agreements, which increased overall financial flexibility. The Company has relatively low debt maturities in 2011. The Company expects to fund its debt maturities and other commitments over the next 12 months with borrowings under its Credit Facility, borrowings under new or renewed mortgage loans and proceeds from the sale of assets. The Company may also seek additional capital to fund its activities, which could include joint venture equity from third parties and/or the issuance of common or preferred equity. Relative to activity in prior years, the Company’s new investment commitments have decreased. The Company currently anticipates that there will be one significant development start during the remainder of 2011. However, the Company may acquire operating or redevelopment properties in 2011 or make other investments, if opportunities arise. The Company currently has commitments under existing leases to fund a certain level of tenant assets and anticipates additional tenant costs in 2011 based on lease-up expectations, which would increase the use of cash.
Contractual Obligations and Commitments
At March 31, 2011, the Company was subject to the following contractual obligations and commitments (in thousands):

		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 years
Contractual Obligations:
Company debt:
Unsecured Credit Facility (1)	$93,700	$—	$93,700	$—	$—
Mortgage notes payable	403,123	46,034	50,704	24,043	282,342
Interest commitments (2)	156,274	23,638	37,176	35,321	60,139
Ground leases	14,945	100	207	217	14,421
Other operating leases	1,544	545	708	231	60

Total contractual obligations	$669,586	$70,317	$182,495	$59,812	$356,962

Commitments:
Letters of credit	$4,129	$4,129	$—	$—	$—
Performance bonds	1,659	1,659	—	—	—
Unfunded tenant improvements and other	17,602	16,602	1,000	—	—

Total commitments	$23,390	$22,390	$1,000	$—	$—

(1)	Reflects that the one-year extension on the Credit Facility will be exercised.

(2)	Interest on variable rate obligations is based on rates effective as of March 31, 2011.
In addition, the Company has several standing or renewable service contracts mainly related to the operation of buildings. These contracts are in the ordinary course of business and are generally one year or less. These contracts are not included in the above table and are usually reimbursed in whole or in part by tenants.
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
The Company’s Credit Facility bears interest at the London Interbank Offering Rate (“LIBOR”) plus a spread, based on the Company’s leverage ratio, as defined. At March 31, 2011, the spread over LIBOR under the Credit Facility was 2.0%. The amount that the Company may draw under the Credit Facility is a defined calculation based on the Company’s unencumbered assets and other factors and is reduced by any letters of credit outstanding. As of March 31, 2011, the Company was able to draw an additional $250.1 million under the Credit Facility. The Credit Facility can be extended for one year to August 2012 with the payment of a fee, unless there is an event of default. The Company’s current intention is to exercise the extension option.
The Company notified the lender on the 333/555 North Point Center East mortgage note that it intends to prepay the note on June 1, 2011.
The Handy Road Associates, LLC (“Handy Road”) mortgage note matured March 30, 2011. The note is non-recourse to the Company, but is guaranteed by the Company’s partner in Handy Road. The Company has notified the lender that it will not satisfy the mortgage note, and the lender has begun foreclosure proceedings on this note.
Future Capital Requirements
The Company’s mortgage debt is primarily non-recourse fixed-rate mortgage notes secured by various real estate assets. Some of the Company’s non-recourse mortgages contain covenants which, if not satisfied, could result in acceleration of the maturity of the debt. The Company generally expects that it will either refinance the non-recourse mortgages at maturity or repay the mortgages with proceeds from other financings. As of March 31, 2011, the weighted average interest rate on the Company’s consolidated debt was 5.2%, and the Company’s consolidated debt to total market capitalization ratio was 32.4%.

The Company expects sales of assets and amounts available under the Credit Facility to be the primary funding sources for current contractual obligations and commitments. The Company may also fund its commitments by obtaining long-term mortgage debt on some of its unencumbered assets, to the extent available and with acceptable terms, or by forming new joint ventures.
The Company may generate capital through the issuance of securities that include common or preferred stock, warrants, debt securities or depositary shares. The Company has an active shelf registration statement which allows for the issuance of up to $500 million of such securities, of which $482 million remains to be drawn as of March 31, 2011. Management will continue to evaluate all public equity sources and select the most appropriate options as capital is required.
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
Cash Flows
The reasons for significant increases and decreases in cash flows between the periods are as follows:
Cash Flows from Operating Activities. Cash flows from operating activities decreased approximately $22.9 million between the three month 2011 period and the corresponding 2010 period due to the following:
•
Decrease of $5.5 million in proceeds from multi-family unit sales, due to a decrease in the number of units sold at both the Company’s 10 Terminus and 60 North Market condominium projects. The projects are essentially completely sold as of March 31, 2011;

•	Decrease of $13.4 million in proceeds from outparcel sales. There were no outparcel sales in 2011, compared to eight outparcel sales in 2010;
•	Decrease of $4.7 million in the 2011 period due to the payment of 2010 cash incentive awards in February 2011. There were no cash incentive awards paid in 2010; and
•
Partially offsetting these decreases in operating cash flows was a decrease in interest paid of $2.7 million, due a decrease in average borrowings and the average interest rate under the Company’s Credit Facility, as the Company’s interest rate swaps terminated or expired in late 2010. Interest expense decreased further due to the amendment of the Terminus 100 mortgage note in 2010 where the interest rate decreased.

Cash Flows from Investing Activities. Net cash provided by investing activities increased approximately $8.3 million between the three month 2011 period and the corresponding 2010 period, due to the following:
•
Increase in proceeds from the sale of investment properties of $11.5 million. The Company sold Jefferson Mill Business Park Building A in 2011 for proceeds of approximately $21.5 million. In 2010, the Company sold Glenmore Garden Villas, a townhome development in Charlotte, North Carolina, and sold another tract of land, which generated approximately $7.5 million in proceeds. The Company also received a deposit of $3.0 million towards a second quarter 2010 property sale.

•
Offsetting this increase in cash provided by investing activities was an increase in property acquisition and development expenditures of $3.4 million primarily due to an increase in payments for tenant assets under new leases.

Cash Flows from Financing Activities. Net cash used in financing activities increased approximately $8.8 million between the three month 2011 period and the corresponding 2010 period, due to the following:
•
Net repayments under the Credit Facility were $11.7 million in the 2011 period, as the Company used a portion of the sales proceeds from the sale of Jefferson Mill to reduce its borrowings. There were no borrowings or repayments on the Credit Facility in 2010.

•	Repayments of notes payable decreased $8.2 million between 2011 and 2010 due to repayment of the Glenmore Garden Villas note in conjunction with the sale of that property in 2010.

•
Cash common dividends increased $1.7 million in 2011 compared to 2010. The first quarter 2011 dividend was $0.045 per share and was paid all in cash. The first quarter 2010 dividend was $0.09 per share and was paid in a combination of cash and stock.

•
Distributions to noncontrolling interests increased $5.3 million between 2010 and 2011. Jefferson Mill Business Park Building A was owned in a consolidated joint venture and, the Company distributed approximately $5.1 million to its partner for its share of the proceeds from the sale.

Dividends. The Company paid cash common and preferred dividends of $7.9 million and $6.2 million during the three months ended March 31, 2011 and 2010, respectively, which it funded with cash provided by operating activities. The 2011 common stock dividends were paid all in cash, and the 2010 common stock dividends were paid in a combination of cash and common stock. The total value of the common dividends paid in the 2010 period totaled $9.0 million. The Company currently intends to pay future dividends in cash, and expects to fund its quarterly distributions to common and preferred stockholders with cash provided by operating activities, proceeds from investment property sales, distributions from unconsolidated joint ventures, and indebtedness, if necessary.
The Company reviews, on a quarterly basis, the amount of the common dividend in light of current and projected future cash flows from the sources noted above and also considers the requirements needed to maintain its REIT status. In addition, the Company has certain covenants under its Credit Facility which could limit the amount of dividends paid. In general, dividends of any amount can be paid as long as leverage, as defined in the facility, is less than 55%, and the Company is not in default under its facility. Certain conditions also apply in which the Company can still pay dividends if leverage is above that amount. The Company routinely monitors the status of its dividend payments in light of the Credit Facility covenants.
Off Balance Sheet Arrangements
The Company has a number of off balance sheet joint ventures with varying structures, as described in Note 4 of the Company’s Annual Report on Form 10-K. At March 31, 2011, the Company’s share of unconsolidated joint venture debt to third parties was approximately $166.7 million. These loans are generally mortgage or construction loans, most of which are non-recourse to the Company, except as described in the paragraph below. In addition, in certain instances, the Company provides “non-recourse carve-out guarantees” on these non-recourse loans. Certain of these loans have variable interest rates, which creates exposure to the ventures in the form of market risk to interest rate changes.
At March 31, 2011, approximately $29.1 million of the loans at unconsolidated joint ventures were recourse to the Company. CF Murfreesboro Associates (“CF Murfreesboro”) constructed and owns a retail center, and the Company is a 50% partner. CF Murfreesboro has a $113.2 million facility that matures on July 20, 2013, of which approximately $102 million was drawn at March 31, 2011. The Company has a $26.2 million repayment guarantee on the loan, and the Company recognized the fair value of the guarantee at inception of $262,000. In addition, the Company guarantees a portion of the debt at the Cousins Watkins LLC joint venture, which owns four retail shopping centers. The Company guarantees 25% of two loans, which have a total balance available of $16.3 million, 25% of which is approximately $4.1 million. The Company calculated the fair value of the guarantees to be approximately $41,000. The guarantees will be released if certain metrics at the centers are achieved. At March 31, 2011, the Company guaranteed $2.9 million, based on current amounts outstanding under these loans.
The unconsolidated joint ventures also had performance bonds of $824,000 at March 31, 2011, which the Company guarantees through an indemnity agreement with the bond issuer. These performance bonds relate to construction projects at the retail center owned by CF Murfreesboro.
Most of the joint ventures in which the Company has an interest are involved in the ownership, acquisition and/or development of real estate. The venture will fund capital requirements or operational needs with cash from operations or financing proceeds, if possible. If additional capital is deemed necessary, the venture may request a contribution from the partners, and the Company will evaluate such request. Based on the nature of the activities conducted in these ventures, management cannot estimate with any degree of accuracy amounts that the Company may be required to fund in the short or long-term. However, management does not believe that additional funding of these ventures will have a material adverse effect on its financial condition or results of operations.

Critical Accounting Policies
There have been no material changes in the Company’s critical accounting policies from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in the market risk associated with the Company’s notes payable at March 31, 2011 compared to that as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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
There has been no material change in the Company’s risk factors from those outlined in Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
For information on the Company’s equity compensation plans, see Note 6 of the Company’s Annual Report on Form 10-K.
During the first quarter 2011, the Company purchased the following common shares outside of its publicly-announced repurchase plan:

	Total Number
	of Shares	Average Price
	Purchased (1)	Paid per Share (1)

January 1 - 31	—	$—
February 1 - 28	—	—
March 1 - 31	349	8.26

	349	$8.26

(1)
The purchases of equity securities that occur outside the plan relate to shares remitted by employees as payment for option exercises or income taxes due. Activity for the first quarter 2011 related to the remittances of shares for income taxes due for restricted stock vesting.

On May 6, 2006, the Board of Directors of the Company authorized a common stock repurchase plan of up to 5,000,000 shares, which is in effect through May 9, 2011. The Company has repurchased 878,500 shares under this plan, leaving 4,121,500 available to be purchased under this plan. In total, under all repurchase plans, the Company has repurchased 3,570,082 shares of common stock at an average price of $24.32. There were no repurchases of common stock during the first quarter of 2011.
On November 10, 2008, the common stock repurchase plan was expanded to include authorization to repurchase up to $20 million of preferred shares. This program was expanded on November 18, 2008 to include all 4,000,000 shares of both of the Company’s Series A and Series B Preferred Stock (totaling 8,000,000 shares). The Company has repurchased 1,215,090 preferred shares under this plan at an average price of $12.99, and no purchases occurred during the first quarter of 2011.

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

3.2	Bylaws of the Registrant, as amended and restated June 6, 2009, filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 8, 2009, and incorporated herein by reference.

10.1	Form of New Change in Control Severance Agreement, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 7, 2011 and incorporated herein by reference.

10.2
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

COUSINS PROPERTIES INCORPORATED
/s/ Gregg D. Adzema
Gregg D. Adzema
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)
May 4, 2011