Form 10-Q
period 2011-06-30
COUSINS PROPERTIES INC
filed 2011-08-03
CIK 25232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 001-11312
COUSINS PROPERTIES INCORPORATED
(Exact name of registrant as specified in its charter)

GEORGIA (State or other jurisdiction of incorporation or organization)	58-0869052 (I.R.S. Employer Identification No.)

191 Peachtree Street, Suite 500, Atlanta, Georgia (Address of principal executive offices)	30303-1740 (Zip Code)
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2011
Common Stock, $1 par value per share	103,717,435 shares

FORWARD-LOOKING STATEMENTS
Certain matters contained in this report are “forward-looking statements” within the meaning of the federal securities laws and are subject to uncertainties and risks, as itemized in Item 1A included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. These forward-looking statements include information about possible or assumed future results of the Company’s business and the Company’s financial condition, liquidity, results of operations, plans and objectives. They also include, among other things, statements regarding subjects that are forward-looking by their nature, such as:
•	the Company’s business and financial strategy;
•	the Company’s ability to obtain future financing arrangements;
•	the Company’s understanding of its competition and its ability to compete effectively;
•	potential acquisitions, new investments and/or dispositions;
•	projected operating results;
•	market and industry trends;
•	estimates relating to future distributions;
•	projected capital expenditures; and
•	interest rates.
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
PROPERTIES:
Operating properties, net of accumulated depreciation of $298,085 and $274,925 in 2011 and 2010, respectively	$868,155	$898,119
Land held for investment or future development	120,557	123,879
Residential lots	63,725	63,403
Other	738	2,994

Total properties	1,053,175	1,088,395

CASH AND CASH EQUIVALENTS	4,349	7,599
RESTRICTED CASH	14,544	15,521
NOTES AND OTHER RECEIVABLES, net of allowance for doubtful accounts of $5,646 and $6,287 in 2011 and 2010, respectively	50,405	48,395
INVESTMENT IN UNCONSOLIDATED JOINT VENTURES	179,149	167,108
OTHER ASSETS	35,510	44,264

TOTAL ASSETS	$1,337,132	$1,371,282

LIABILITIES AND EQUITY
NOTES PAYABLE	$498,034	$509,509
ACCOUNTS PAYABLE AND ACCRUED LIABILITIES	35,710	32,388
DEFERRED GAIN	4,098	4,216
DEPOSITS AND DEFERRED INCOME	17,419	18,029

TOTAL LIABILITIES	555,261	564,142

COMMITMENTS AND CONTINGENT LIABILITIES

REDEEMABLE NONCONTROLLING INTERESTS	9,444	14,289

STOCKHOLDERS’ INVESTMENT:
Preferred stock, 20,000,000 shares authorized, $1 par value:
7.75% Series A cumulative redeemable preferred stock, $25 liquidation preference; 2,993,090 shares issued and outstanding in 2011 and 2010	74,827	74,827
7.50% Series B cumulative redeemable preferred stock, $25 liquidation preference; 3,791,000 shares issued and outstanding in 2011 and 2010	94,775	94,775
Common stock, $1 par value, 250,000,000 shares authorized, 107,283,901 and 106,961,959 shares issued in 2011 and 2010, respectively	107,284	106,962
Additional paid-in capital	685,577	684,551
Treasury stock at cost, 3,570,082 shares in 2011 and 2010	(86,840)	(86,840)
Distributions in excess of cumulative net income	(136,075)	(114,196)

TOTAL STOCKHOLDERS’ INVESTMENT	739,548	760,079

Nonredeemable noncontrolling interests	32,879	32,772

TOTAL EQUITY	772,427	792,851

TOTAL LIABILITIES AND EQUITY	$1,337,132	$1,371,282

See notes to condensed consolidated financial statements.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
REVENUES:
Rental property revenues	$36,736	$35,969	$72,884	$70,742
Fee income	3,435	3,728	6,820	7,272
Third party management and leasing revenues	4,605	4,485	8,693	9,279
Multi-family residential unit sales	7	7,943	4,664	18,089
Residential lot and outparcel sales	80	316	245	14,135
Other	556	171	1,069	295

	45,419	52,612	94,375	119,812

COSTS AND EXPENSES:
Rental property operating expenses	15,472	15,246	29,720	29,777
Third party management and leasing expenses	4,080	4,214	8,173	9,172
Multi-family residential unit cost of sales	(13)	6,108	2,487	14,078
Residential lot and outparcel cost of sales	76	275	145	9,371
General and administrative expenses	6,133	6,763	13,533	14,780
Interest expense	7,358	10,286	14,902	20,067
Reimbursed expenses	1,371	1,398	2,883	3,257
Depreciation and amortization	13,375	14,231	26,850	27,407
Impairment loss	—	586	3,508	586
Separation expenses	77	33	178	101
Other	672	3,002	1,534	3,864

	48,601	62,142	103,913	132,460

LOSS ON EXTINGUISHMENT OF DEBT	—	—	—	(592)

LOSS FROM CONTINUING OPERATIONS BEFORE TAXES, UNCONSOLIDATED JOINT VENTURES AND SALE OF INVESTMENT PROPERTIES	(3,182)	(9,530)	(9,538)	(13,240)

(PROVISION) BENEFIT FOR INCOME TAXES FROM OPERATIONS	(27)	(14)	37	1,132

INCOME FROM UNCONSOLIDATED JOINT VENTURES	2,312	2,394	4,808	5,314

LOSS FROM CONTINUING OPERATIONS BEFORE GAIN ON SALE OF INVESTMENT PROPERTIES	(897)	(7,150)	(4,693)	(6,794)

GAIN ON SALE OF INVESTMENT PROPERTIES	59	1,061	118	1,817

LOSS FROM CONTINUING OPERATIONS	(838)	(6,089)	(4,575)	(4,977)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS:
Income from discontinued operations	40	1,305	112	2,373
Loss on sale of investment properties	—	—	(384)	—

	40	1,305	(272)	2,373

NET LOSS	(798)	(4,784)	(4,847)	(2,604)

NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(681)	(584)	(1,262)	(1,110)

NET LOSS ATTRIBUTABLE TO CONTROLLING INTEREST	(1,479)	(5,368)	(6,109)	(3,714)

DIVIDENDS TO PREFERRED STOCKHOLDERS	(3,227)	(3,227)	(6,454)	(6,454)

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(4,706)	$(8,595)	$(12,563)	$(10,168)

PER COMMON SHARE INFORMATION — BASIC AND DILUTED:
Loss from continuing operations attributable to controlling interest	$(0.05)	$(0.10)	$(0.12)	$(0.12)
Income from discontinued operations	—	0.01	—	0.02

Net loss available to common stockholders — basic and diluted	$(0.05)	$(0.09)	$(0.12)	$(0.10)

WEIGHTED AVERAGE SHARES — BASIC AND DILUTED	103,659	101,001	103,588	100,538

DIVIDENDS DECLARED PER COMMON SHARE	$0.045	$0.09	$0.09	$0.18

See notes to condensed consolidated financial statements.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
Six Months Ended June 30, 2011 and 2010
(Unaudited, in thousands)

					Accumulated
					Other
					Comprehensive
			Additional		Loss on	Distributions in		Nonredeemable
	Preferred	Common	Paid-In	Treasury	Derivative	Excess of	Stockholders’	Noncontrolling	Total
	Stock	Stock	Capital	Stock	Instruments	Net Income	Investment	Interests	Equity

Balance December 31, 2010	$169,602	$106,962	$684,551	$(86,840)	$—	$(114,196)	$760,079	$32,772	$792,851

Net income (loss)	—	—	—	—	—	(6,109)	(6,109)	1,233	(4,876)
Other comprehensive income	—	—	—	—	—	—	—	—	—

Total comprehensive income (loss)	—	—	—	—	—	(6,109)	(6,109)	1,233	(4,876)

Common stock issued pursuant to:
Director stock grants		82	625				707		707
Restricted stock grants, net of amounts withheld for income taxes	—	244	(247)	—	—	—	(3)	—	(3)
Stock issuance costs	—	—	(16)	—	—	—	(16)	—	(16)
Amortization of stock options and restricted stock, net of forfeitures	—	(4)	1,190	—	—	—	1,186	—	1,186
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(1,126)	(1,126)
Change in fair value of redeemable noncontrolling interests	—	—	(526)	—	—	—	(526)	—	(526)
Cash preferred dividends paid	—	—	—	—	—	(6,454)	(6,454)	—	(6,454)
Cash common dividends paid	—	—	—	—	—	(9,316)	(9,316)	—	(9,316)

Balance June 30, 2011	$169,602	$107,284	$685,577	$(86,840)	$—	$(136,075)	$739,548	$32,879	$772,427

Balance December 31, 2009	$169,602	$103,352	$662,216	$(86,840)	$(9,517)	$(51,402)	$787,411	$32,848	$820,259

Net income (loss)	—	—	—	—	—	(3,714)	(3,714)	1,140	(2,574)
Other comprehensive income	—	—	—	—	141	—	141	—	141

Total comprehensive income (loss)	—	—	—	—	141	(3,714)	(3,573)	1,140	(2,433)

Common stock issued pursuant to:
Stock dividend, net of issuance costs	—	1,686	10,284	—	—	(12,030)	(60)	—	(60)
Grants under director stock plan	—	35	215	—	—	—	250	—	250
Restricted stock grants	—	264	(264)	—	—	—	—	—	—
Amortization of stock options and restricted stock, net of forfeitures	—	—	1,212	—	—	—	1,212	—	1,212
Change in fair value of redeemable noncontrolling interests	—	—	—	—	—	1,144	1,144	—	1,144
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(1,186)	(1,186)
Cash preferred dividends paid	—	—	—	—	—	(6,454)	(6,454)	—	(6,454)
Cash common dividends paid	—	—	—	—	—	(6,031)	(6,031)	—	(6,031)

Balance June 30, 2010	$169,602	$105,337	$673,663	$(86,840)	$(9,376)	$(78,487)	$773,899	$32,802	$806,701

See notes to condensed consolidated financial statements.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,847)	$(2,604)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Loss (gain) on sale of investment properties, net	266	(1,817)
Loss on extinguishment of debt	—	592
Impairment loss	3,508	586
Losses on abandoned predevelopment projects	—	1,949
Depreciation and amortization	26,914	28,459
Amortization of deferred financing costs	1,079	911
Stock-based compensation	1,186	1,462
Effect of recognizing rental revenues on a straight-line or market basis	(3,705)	(2,225)
Income from unconsolidated joint ventures	(4,808)	(5,314)
Operating distributions from unconsolidated joint ventures	4,692	4,838
Residential lot, outparcel and multi-family cost of sales, net of closing costs paid	2,390	21,581
Residential lot acquisition and development expenditures	(563)	(894)
Changes in other operating assets and liabilities:
Change in other receivables and other assets	1,114	(1,647)
Change in accounts payable and accrued liabilities	(140)	3,297

Net cash provided by operating activities	27,086	49,174

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from investment property sales	21,543	14,788
Property acquisition and development and tenant asset expenditures	(14,915)	(12,185)
Investment in unconsolidated joint ventures	(9,841)	(3,624)
Distributions from unconsolidated joint ventures	4,696	3,685
Payment of debt guarantee of unconsolidated joint venture	—	(17,250)
Collection of notes receivable	98	88
Change in other assets	(2,386)	(1,629)
Change in restricted cash	882	(1,359)

Net cash provided by (used in) investing activities	77	(17,486)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facility	52,900	—
Repayment of credit facility	(32,900)	—
Payment of loan issuance costs	—	(1,723)
Repayment of notes payable	(28,101)	(9,830)
Common stock issuance costs	(16)	(60)
Cash common dividends paid	(9,316)	(6,031)
Cash preferred dividends paid	(6,454)	(6,454)
Contributions from noncontrolling interests	—	1,269
Distributions to noncontrolling interests	(6,526)	(1,186)

Net cash used in financing activities	(30,413)	(24,015)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,250)	7,673
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	7,599	9,464

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,349	$17,137

SIGNIFICANT NON-CASH TRANSACTIONS:
Transfer from other assets to investment in unconsolidated joint ventures	$6,050	$—

See notes to condensed consolidated financial statements.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
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
Cousins has elected to be taxed as a real estate investment trust (“REIT”) and intends to, among other things, distribute 100% of its federal taxable income to stockholders, thereby eliminating any liability for federal income taxes under current law. Therefore, the results included herein do not include a federal income tax provision for Cousins. CREC operates as a taxable REIT subsidiary and is taxed separately from Cousins as a C-Corporation. Accordingly, if applicable, the Statements of Operations include a provision for, or benefit from, CREC’s income taxes.
The condensed consolidated financial statements are unaudited and were prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, these financial statements reflect all adjustments necessary (which adjustments are of a normal and recurring nature) for the fair presentation of the Company’s financial position as of June 30, 2011 and the results of operations for the three and six months ended June 30, 2011 and 2010. The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of results expected for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The accounting policies employed are substantially the same as those shown in Note 2 to the consolidated financial statements included in such Form 10-K.
The Company earns fees and incurs expenses related to the management, development and leasing of properties owned both by third parties and by joint ventures in which the Company has an ownership interest. In the first quarter of 2011, the Company began separately stating on the Statements of Operations the third party management and leasing revenues, including reimbursements, for Cousins Properties Services (“CPS”), a wholly-owned subsidiary that performs management and leasing services for third-party owned office properties. The Company also began separately stating expenses associated with CPS which were previously recognized in the General and Administrative and Other expense line items. The amounts remaining in Fee Income on the Statements of Operations relate to management, leasing and development fees, including reimbursements, earned by the Company from certain other third party owners and joint ventures. Prior periods have been revised to conform to this new presentation.

2.	NOTES PAYABLE, INTEREST EXPENSE AND COMMITMENTS AND CONTINGENCIES
The following table summarizes the terms and amounts of the Company’s notes payable outstanding at June 30, 2011 and December 31, 2010 (in thousands):

		Term/
		Amortization			December 31,
Description	Interest Rate	Period (Years)	Maturity	June 30, 2011	2010
Terminus 100 mortgage note	5.25%	12/30	1/1/23	$139,190	$140,000
The American Cancer Society Center mortgage note (interest only until October 1, 2011)	6.45%	10/30	9/1/17	136,000	136,000
Credit Facility, unsecured (see note)	LIBOR + 1.75% to 2.25%	5/N/A	8/29/12	125,400	105,400
Meridian Mark Plaza mortgage note	6.00%	10/30	8/1/20	26,725	26,892
100/200 North Point Center East mortgage note	5.39%	5/30	6/1/12	24,656	24,830
Lakeshore Park Plaza mortgage note (see note)	5.89%	4/25	8/1/12	17,356	17,544
The Points at Waterview mortgage note	5.66%	10/25	1/1/16	16,367	16,592
600 University Park Place mortgage note	7.38%	10/30	8/10/11	12,163	12,292
Callaway Gardens	4.13%	N/A	11/18/13	177	173
333/555 North Point Center East mortgage note (see note)	7.00%	10/25	11/1/11	—	26,412
Handy Road Associates, LLC (see note)	Prime + 1%, but not < 6%	5/N/A	3/30/2011	—	3,374

				$498,034	$509,509

The Company’s Credit Facility bears interest at the London Interbank Offered Rate (“LIBOR”) plus a spread, based on the Company’s leverage ratio, as defined in the Credit Facility. At June 30, 2011, the spread over LIBOR under the Credit Facility was 2.0%. The amount that the Company may draw under the Credit Facility is a defined calculation based on the Company’s unencumbered assets and other factors. Total borrowing capacity under the Credit Facility was $345.4 million at June 30, 2011. In June 2011, the Company notified the bank of its intention to exercise a one-year extension option under the Credit Facility, which will change the maturity date to August 29, 2012.
On June 1, 2011, the Company prepaid, without penalty, the 333/555 North Point Center East mortgage note. On July 1, 2011, the Company prepaid, without penalty, the Lakeshore Park Plaza mortgage note.
The Company was released of its obligation under the Handy Road Associates, LLC (“Handy Road”) mortgage note through foreclosure in May 2011.
Fair Value
At June 30, 2011 and December 31, 2010, the estimated fair values of the Company’s notes payable were approximately $509.5 million and $521.8 million, respectively, calculated by discounting future cash flows at estimated rates at which similar loans could have been obtained at June 30, 2011 and December 31, 2010. This fair value calculation is considered to be a Level 2 calculation under the guidelines as set forth in ASC 820, “Fair Value Measurements and Disclosures,” as the Company utilizes market rates for similar type loans from third party brokers.
Interest Rate Swap Agreements
In 2010, the Company had an interest rate swap agreement to manage its interest rate risk associated with its floating-rate, LIBOR-based borrowings. This swap expired in October 2010. Also during 2010, the Company had an interest rate swap agreement to manage interest rate risk under its former Term Facility, which swap was terminated in July 2010. The changes in fair value of the interest rate swap agreements were recorded in Accumulated Other Comprehensive Loss on the Balance Sheets.
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
At June 30, 2011, the Company had outstanding letters of credit and performance bonds of $6.1 million. As a lessor, the Company has $15.2 million in future obligations under leases to fund tenant improvements and other funding commitments as of June 30, 2011. As a lessee, the Company has future obligations under ground and office leases of approximately $16.4 million at June 30, 2011.

Litigation
The Company is subject to various legal proceedings, claims and administrative proceedings arising in the ordinary course of business, some of which are expected to be covered by liability insurance. Management makes assumptions and estimates concerning the likelihood and amount of any potential loss relating to these matters using the latest information available. The Company records a liability for litigation if an unfavorable outcome is probable and the amount of loss or range of loss can be reasonably estimated. If an unfavorable outcome is probable and a reasonable estimate of the loss is a range, the Company accrues the best estimate within the range. If no amount within the range is a better estimate than any other amount, the Company accrues the minimum amount within the range. If an unfavorable outcome is probable but the amount of the loss cannot be reasonably estimated, the Company discloses the nature of the litigation and indicates that an estimate of the loss or range of loss cannot be made. If an unfavorable outcome is reasonably possible and the estimated loss is material, the Company discloses the nature and estimate of the possible loss of the litigation. The Company does not disclose information with respect to litigation where an unfavorable outcome is considered to be remote. Based on current expectations, such matters, both individually and in the aggregate, are not expected to have a material adverse effect on the liquidity, results of operations, business or financial condition of the Company.
3.	EARNINGS PER SHARE
Net income (loss) per share-basic is calculated as net income (loss) available to common stockholders divided by the weighted average number of common shares outstanding during the period. Net income (loss) per share-diluted is calculated as net income (loss) available to common stockholders divided by the diluted weighted average number of common shares outstanding during the period, including nonvested restricted stock which has nonforfeitable dividend rights. Diluted weighted average number of common shares is calculated to reflect the potential dilution under the treasury stock method that would occur if stock options (or other contracts to issue common stock, if any) were exercised and resulted in additional common shares outstanding. The numerator used in the Company’s per share calculations is reduced for the effect of preferred dividends and is the same for both basic and diluted net income (loss) per share. Weighted average shares-basic and diluted for the three and six months ending June 30, 2011 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Weighted average shares — basic	103,659	101,001	103,588	100,538
Dilutive potential common shares — stock options	—	—	—	—

Weighted average shares — diluted	103,659	101,001	103,588	100,538

Stock options are dilutive when the average market price of the Company’s stock during the period exceeds the option exercise price. Also, in periods where the Company is in a net loss position, the dilutive effect of stock options is not included in the dilutive weighted average shares total.
Anti-dilutive stock options represent stock options which could not have been exercised during the period because the strike price exceeded the average market value of the Company’s stock. These anti-dilutive stock options are not included in the calculation of dilutive weighted average shares, but could be dilutive in the future. Total anti-dilutive stock options for each of the periods are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Anti-dilutive options	6,024	7,174	6,152	7,185
4.	STOCK-BASED COMPENSATION
The Company has several types of stock-based compensation — stock options, restricted stock and restricted stock units (“RSUs”) — which are described in Note 6 of “Notes to Consolidated Financial Statements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The Company recorded net stock-based compensation expense of approximately $664,000 and $776,000 for the three months ended June 30, 2011 and 2010, respectively, and $1.7 million and $1.8 million for the six months ended June 30, 2011 and 2010, respectively.
In the first quarter of 2011, the Company granted 211,729 stock options to key employees and 1,019 stock options to a new director. Also during the first quarter of 2011, the Company made restricted stock grants of 214,206 shares to key employees with a three-year ratable vesting, and 29,411 shares to a key employee which cliff vest in three years.

RSUs are accounted for as liability awards under ASC 718, “Stock Compensation,” and employees are paid cash at vesting based upon the closing prices of the Company’s stock. In the first quarter of 2011, the Company awarded 401 RSUs to a new director, which cliff vest in three years. Also in the first quarter of 2011, the Company awarded two types of performance-based RSUs to key employees based on the following performance metrics: (1) Total Stockholder Return of the Company, as defined, as compared to the companies in the SNL Financial US Office REIT index as of January 1, 2011 (“TSR SNL RSUs”), and (2) ratio of funds from operations per share to targeted cumulative funds from operations per share amount (“FFO RSUs”). The performance period for both awards is January 1, 2011 to December 31, 2013, and the targeted number of TSR SNL RSUs and FFO RSUs is 99,970 and 64,266, respectively. The ultimate payout of these awards can range from 0% to 200% of the targeted number of units depending on the achievement of the performance metrics described above. Both of these types of RSUs cliff vest on February 15, 2014 and are dependent upon the attainment of required service and performance criteria. The number of RSUs vesting will be determined at that date, and the payout per unit will be equal to the average closing price on each trading day during the 30-day period ending on December 31, 2013. The Company expenses an estimate of the fair value of the TSR SNL RSUs over the vesting period using a quarterly Monte Carlo valuation. The Company expenses the FFO RSUs over the vesting period using the fair market value of the Company’s stock at the reporting date multiplied by the anticipated number of units to be paid based on the current estimate of what the ratio is expected to be upon vesting. Dividend equivalents on the RSUs will also be paid based upon the percentage vested. The dividend equivalent payments will equal the total cash dividends that would have been paid during the performance period, and as if the cash dividends had been reinvested in Company stock.
5.	INVESTMENT IN UNCONSOLIDATED JOINT VENTURES
The Company describes its investments in unconsolidated joint ventures in Note 4 of “Notes to Consolidated Financial Statements” in its Annual Report on Form 10-K for the year ended December 31, 2010. The following table summarizes balance sheet data of the Company’s unconsolidated joint ventures as of June 30, 2011 and December 31, 2010 (in thousands). The investments in joint ventures which have negative balances are included in the Deposits and Deferred Income line item on the Balance Sheets.

	Total Assets		Total Debt		Total Equity		Company’s Investment
SUMMARY OF FINANCIAL POSITION:	2011	2010	2011	2010	2011	2010	2011	2010
CP Venture IV LLC entities	$308,009	$313,603	$36,329	$36,620	$261,228	$267,085	$15,013	$15,364
Charlotte Gateway Village, LLC	151,843	154,200	90,175	97,030	58,507	54,834	10,350	10,366
CF Murfreesboro Associates	127,195	129,738	100,724	103,378	24,441	24,263	14,316	14,246
Palisades West LLC	125,907	129,378	—	—	80,680	80,767	42,178	42,256
CP Venture LLC entities	102,269	106,066	—	—	100,704	104,067	3,427	3,779
CL Realty, L.L.C.	82,838	86,657	1,727	2,663	79,312	82,534	38,193	39,928
MSREF/Terminus 200 LLC	69,803	65,164	50,861	46,169	13,347	13,956	2,670	2,791
Temco Associates, LLC	60,231	60,608	2,859	2,929	56,961	57,475	22,462	22,713
Cousins Watkins LLC	56,987	57,184	28,725	28,850	27,683	28,334	15,706	14,850
Crawford Long — CPI, LLC	33,433	34,408	48,174	48,701	(16,323)	(15,341)	(6,937)	(6,431)
Wildwood Associates	21,208	21,220	—	—	21,131	21,216	(1,685)	(1,642)
Ten Peachtree Place Associates	20,473	20,980	26,491	26,782	(7,054)	(6,263)	(4,762)	(4,581)
EP I LLC	16,815	—	1	—	15,009	—	14,091	—
TRG Columbus Development Venture, Ltd.	3,116	3,574	—	—	1,872	2,115	8	58
Pine Mountain Builders, LLC	523	1,559	—	896	360	403	735	757

	$1,180,650	$1,184,339	$386,066	$394,018	$717,858	$715,445	$165,765	$154,454

The following table summarizes statement of operations information of the Company’s unconsolidated joint ventures for the six months ended June 30, 2011 and 2010 (in thousands):

					Company’s Share of Net
	Total Revenues		Net Income (Loss)		Income (Loss)
SUMMARY OF OPERATIONS:	2011	2010	2011	2010	2011	2010
CP Venture IV LLC entities	$15,430	$15,579	$1,890	$1,826	$539	$491
Charlotte Gateway Village, LLC	16,308	15,933	4,282	3,808	588	588
CF Murfreesboro Associates	6,622	7,182	178	1,001	(41)	401
Palisades West LLC	8,114	6,730	2,911	2,282	1,422	1,107
CP Venture LLC entities	9,506	9,254	3,830	4,301	396	445
CL Realty, L.L.C.	3,144	4,212	1,390	1,219	545	1,125
MSREF/Terminus 200 LLC	2,197	245	(2,173)	(480)	(434)	(96)
Temco Associates, LLC	318	1,877	(416)	813	(202)	406
Cousins Watkins LLC	2,422	—	17	—	1,188	—
Crawford Long — CPI, LLC	5,955	5,688	1,217	834	608	416
Wildwood Associates	—	—	(85)	(41)	(43)	(20)
Ten Peachtree Place Associates	3,611	3,847	407	481	212	248
EP I LLC	—	—	—	—	—	—
TRG Columbus Development Venture, Ltd.	19	1,071	7	392	50	162
Pine Mountain Builders, LLC	2,632	1,185	(44)	91	(22)	46
Other	—	533	—	55	2	(5)

	$76,278	$73,336	$13,411	$16,582	$4,808	$5,314

On June 28, 2011, EP I LLC (“EP I”) was formed between the Company, with a 75% ownership interest, and Lion Gables Realty Limited Partnership (“Gables”), with a 25% ownership interest, for the purpose of developing and operating Emory Point, a mixed-used property in Atlanta, Georgia. Profits and losses are allocated to the partners based on their percentage ownership interests, with no preferences or promotes. Upon formation, the Company contributed approximately $8.1 million in cash and $3.1 million in predevelopment assets, and Gables contributed a total of approximately $3.8 million in cash and other assets. The Company’s investment in EP I includes other previously capitalized assets related to the venture, for a total investment balance of $14.1 million upon formation. The Company anticipates it will make approximately $19.6 million in additional cash contributions to the venture for project development. Upon formation, EP I also entered into a construction loan agreement, secured by the project, to provide for up to $61.1 million to fund construction. The venture may select from two interest rate options, as defined in the loan agreement, which are based on floating-rate indices plus a spread. The loan matures June 28, 2014 and may be extended for two, one-year periods if certain conditions are met. The Company and Gables will guarantee up to approximately $11.5 million and $3.8 million of the construction loan, respectively.
6.	OTHER ASSETS
Other Assets on the Balance Sheets as of June 30, 2011 and December 31, 2010 included the following (in thousands):

	June 30, 2011	December 31, 2010

Investment in Verde Realty	$5,868	$9,376
FF&E and leasehold improvements, net of accumulated depreciation of $17,084 and $16,117 in 2011 and 2010, respectively	5,056	4,673
Predevelopment costs and earnest money	1,759	7,039
Lease inducements, net of accumulated amortization of $3,540 and $2,991 in 2011 and 2010, respectively	11,531	11,899
Loan closing costs, net of accumulated amortization of $4,188 and $3,109 in 2011 and 2010, respectively	1,625	2,703
Prepaid expenses and other assets	3,448	2,296
Intangible Assets:
Goodwill	5,430	5,430
Above market leases, net of accumulated amortization of $8,760 and $8,741 in 2011 and 2010, respectively	508	526
In-place leases, net of accumulated amortization of $2,529 and $2,492 in 2011 and 2010, respectively	285	322

	$35,510	$44,264

Goodwill relates entirely to the Office reportable segment. Investment in Verde Realty (“Verde”) relates to a cost method investment in a non-public real estate investment trust. During the first quarter of 2011, the Company determined that there were impairment indicators related to its investment in Verde, including Verde’s withdrawal of its proposed initial public offering. The Company estimated the fair value of Verde by calculating discounted future cash flows using Level 3 inputs, such as market capitalization rates, discount rates and other items. The fair value estimate was less than carrying value, and the Company determined the impairment was other-than-temporary in accordance with accounting standards for investments in unconsolidated entities. Accordingly, the Company recorded an impairment loss of $3.5 million.
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
Other consolidated ventures contain provisions requiring the Company to purchase the partners’ share of the venture at a certain value upon demand or at a future prescribed date. In these situations, the partner’s share of the entity is recognized as Redeemable Noncontrolling Interests and is presented between liabilities and equity on the Balance Sheets, with the corresponding share of income or loss in the venture recorded in Net Income Attributable to Noncontrolling Interests in the Statements of Operations. The redemption values are evaluated each period and adjusted to the higher of fair value or the partner’s cost basis within the equity section of the Balance Sheet. The Company recognizes these changes in the estimated redemption value as they occur. The following table details the components of Redeemable Noncontrolling Interests in consolidated subsidiaries for the six months ended June 30, 2011 and 2010 (in thousands):

	2011	2010

Beginning Balance — Redeemable	$14,289	$12,591
Net loss attributable to redeemable noncontrolling interests	29	(30)
Contributions from (distributions to) noncontrolling interests	(5,400)	1,269
Change in fair value of noncontrolling interests	526	(1,144)

Ending Balance — Redeemable	$9,444	$12,686

The following reconciles the net income (loss) attributable to noncontrolling interests as shown in the Statements of Equity, which only includes nonredeemable interests, to the net income attributable to noncontrolling interests as shown in the Statements of Operations, for the six months ended June 30, 2011 and 2010 (in thousands):

	2011	2010
Net income attributable to nonredeemable noncontrolling interests	$1,233	$1,140
Net loss attributable to redeemable noncontrolling interests	29	(30)

Net income attributable to noncontrolling interests	$1,262	$1,110

8.	REPORTABLE SEGMENTS
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

				Third Party
				Management	For-Sale
Three Months Ended June 30, 2011	Office	Retail	Land	and Leasing	Multi-Family	Other	Total

Net operating income, including discontinued operations	$15,458	$4,847	$—	$—	$—	$911	$21,216
Fee income, net of reimbursed expenses	—	—	56	2,396	—	2,008	4,460
Residential lot, outparcel and multi-family unit sales, net of cost of sales	—	—	4	—	20	—	24
Other income	447	10	—	—	—	187	644
Third party management and leasing expenses	—	—	—	(1,871)	—	—	(1,871)
General and administrative expenses	—	—	—	—	—	(6,133)	(6,133)
Interest expense	—	—	—	—	—	(7,358)	(7,358)
Depreciation and amortization of non-real estate assets	—	—	—	—	—	(372)	(372)
Separation expenses	—	—	—	—	—	(77)	(77)
Other expenses	—	—	—	—	—	(672)	(672)
Funds from operations from unconsolidated joint ventures	2,685	2,125	127	—	33	—	4,970
Income attributable to noncontrolling interests	—	—	—	—	—	(681)	(681)
Benefit for income taxes from operations	—	—	—	—	—	(27)	(27)
Preferred stock dividends	—	—	—	—	—	(3,227)	(3,227)

Funds from operations available to common stockholders	$18,590	$6,982	$187	$525	$53	$(15,441)	10,896

Real estate depreciation and amortization, including Company’s share of joint ventures							(15,661)
Gain on sale of depreciated investment properties							59

Net loss available to common stockholders							$(4,706)

				Third Party
				Management	For-Sale
Three Months Ended June 30, 2010	Office	Retail	Land	and Leasing	Multi-Family	Other	Total

Net operating income, including discontinued operations	$14,992	$6,735	$—	$—	$—	$615	$22,342
Fee income, net of reimbursed expenses	—	—	126	2,097	—	2,204	4,427
Residential lot, multi-family unit, tract and outparcel sales, net of cost of sales, including gain on sale of undepreciated investment properties	—	(8)	175	—	1,835	876	2,878
Other income	—	33	—	—	—	157	190
Third party management and leasing expenses	—	—	—	(1,826)	—	—	(1,826)
General and administrative expenses	—	—	—	—	—	(6,763)	(6,763)
Interest expense	—	—	—	—	—	(10,286)	(10,286)
Impairment loss	—	—	—	—	(586)	—	(586)
Depreciation and amortization of non-real estate assets	—	—	—	—	—	(463)	(463)
Separation expenses	—	—	—	—	—	(33)	(33)
Other expenses	—	—	—	—	—	(3,002)	(3,002)
Funds from operations from unconsolidated joint ventures	2,426	1,644	727	—	45	—	4,842
Income attributable to noncontrolling interests	—	—	—	—	—	(584)	(584)
Provision for income taxes from operations	—	—	—	—	—	(14)	(14)
Preferred stock dividends	—	—	—	—	—	(3,227)	(3,227)

Funds from operations available to common stockholders	$17,418	$8,404	$1,028	$271	$1,294	$(20,520)	7,895

Real estate depreciation and amortization, including Company’s share of joint ventures							(16,549)
Gain on sale of depreciated investment properties							59

Net loss available to common stockholders							$(8,595)

				Third Party
				Management	For-Sale
Six Months Ended June 30, 2011	Office	Retail	Land	and Leasing	Multi-Family	Other	Total

Net operating income, including discontinued operations	$30,709	$10,582	$—	$—	$—	$1,961	$43,252
Fee income, net of reimbursed expenses	—	—	91	4,236	—	3,846	8,173
Residential lot, outparcel and multi-family unit sales, net of cost of sales	—	50	50	—	2,177	—	2,277
Other income	818	34	—	—	—	305	1,157
Third party management and leasing expenses	—	—	—	(3,716)	—	—	(3,716)
General and administrative expenses	—	—	—	—	—	(13,533)	(13,533)
Interest expense	—	—	—	—	—	(14,902)	(14,902)
Impairment loss	—	—	—	—	—	(3,508)	(3,508)
Depreciation and amortization of non-real estate assets	—	—	—	—	—	(935)	(935)
Separation expenses	—	—	—	—	—	(178)	(178)
Other expenses	—	—	—	—	—	(1,534)	(1,534)
Funds from operations from unconsolidated joint ventures	5,449	4,366	279	—	50	—	10,144
Income attributable to noncontrolling interests	—	—	—	—	—	(1,262)	(1,262)
Benefit for income taxes from operations	—	—	—	—	—	37	37
Preferred stock dividends	—	—	—	—	—	(6,454)	(6,454)

Funds from operations available to common stockholders	$36,976	$15,032	$420	$520	$2,227	$(36,157)	19,018

Real estate depreciation and amortization, including Company’s share of joint ventures							(31,315)
Loss on sale of depreciated investment properties, net							(266)

Net loss available to common stockholders							$(12,563)

				Third Party
				Management	For-Sale
Six Months Ended June 30, 2010	Office	Retail	Land	and Leasing	Multi-Family	Other	Total

Net operating income, including discontinued operations	$29,710	$13,513	$—	$—	$—	$1,148	$44,371
Fee income, net of reimbursed expenses	—	—	294	4,332	—	3,721	8,347
Residential lot, multi-family unit, tract and outparcel sales, net of cost of sales, including gain on sale of undepreciated investment properties	—	4,585	674	—	4,011	1,204	10,474
Other income	—	41	—	—	—	273	314
Loss on extinguishment of debt	—	—	—	—	—	(592)	(592)
Third party management and leasing expenses	—	—	—	(4,225)	—	—	(4,225)
General and administrative expenses	—	—	—	—	—	(14,780)	(14,780)
Interest expense	—	—	—	—	—	(20,067)	(20,067)
Impairment loss	—	—	—	—	(586)	—	(586)
Depreciation and amortization of non-real estate assets	—	—	—	—	—	(1,034)	(1,034)
Separation expenses	—	—	—	—	—	(101)	(101)
Other expenses	—	—	—	—	—	(3,864)	(3,864)
Funds from operations from unconsolidated joint ventures	4,842	3,447	1,599	—	162	—	10,050
Income attributable to noncontrolling interests	—	—	—	—	—	(1,110)	(1,110)
Benefit for income taxes from operations	—	—	—	—	—	1,132	1,132
Preferred stock dividends	—	—	—	—	—	(6,454)	(6,454)

Funds from operations available to common stockholders	$34,552	$21,586	$2,567	$107	$3,587	$(40,524)	21,875

Real estate depreciation and amortization, including Company’s share of joint ventures							(32,161)
Gain on sale of depreciated investment properties							118

Net loss available to common stockholders							$(10,168)

When reviewing the results of operations for the Company, management analyzes the following revenue and income items net of their related costs:
•	Rental property operations, including discontinued;

•	Reimbursements of third-party and joint venture personnel costs;

•	Residential, tract and outparcel sales;

•	Multi-family unit sales; and

•	Gains or losses on sales of investment properties.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net operating income	$21,216	$22,342	$43,252	$44,371
Plus rental property operating expenses	15,472	15,246	29,720	29,777
Fee income	2,064	2,330	3,937	4,015
Third party management and leasing revenues	2,396	2,097	4,236	4,332
Third party management and leasing expense reimbursements	2,209	2,388	4,457	4,947
Reimbursed expenses	1,371	1,398	2,883	3,257
Residential lot, outparcel, and multi-family unit sales, net of cost of sales, including gain on sale of undepreciated investment properties	24	2,878	2,277	10,474
Less gain on sale of undepreciated investment properties not included in revenues	—	(1,002)	—	(1,699)
Plus residential lot, outparcel, multi-family unit and outparcel cost of sales	63	6,383	2,632	23,449
Net operating income from discontinued operations not included in revenues	48	(1,619)	(88)	(3,406)
Other income	644	190	1,157	314
Other income — discontinued operations	(88)	(19)	(88)	(19)

Total consolidated revenues	$45,419	$52,612	$94,375	$119,812

9.	PROPERTY TRANSACTIONS
In February 2011, the Company sold Jefferson Mill Business Park Building A, a 459,000 square foot industrial property in suburban Atlanta, Georgia. The sales price was $22.0 million, and a loss of approximately $384,000 was recognized on the sale. In July 2010, the Company sold San Jose MarketCenter, a 213,000 square foot retail center in San Jose, California, and recognized a gain of $6.6 million. Also, in October 2010, the Company sold 8995 Westside Parkway, a 51,000 square foot office building in suburban Atlanta, Georgia, and recognized a gain of $654,000. The combined results of these properties’ operations and any gains or losses on sale are included in Discontinued Operations in the Statements of Operations for all periods presented.
The components of Discontinued Operations for the three and six months ended June 30, 2011 and 2010 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Rental property revenues	$(48)	$2,292	$97	$4,732
Other income	88	19	88	19
Rental property operating expenses	—	(673)	(9)	(1,326)
Depreciation and amortization	—	(333)	(64)	(1,052)

Income from discontinued operations	$40	$1,305	$112	$2,373

Loss on sale of investment properties	$—	$—	$(384)	$—

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview:
Cousins Properties Incorporated (“Cousins”), a Georgia corporation, is a self-administered and self-managed real estate investment trust (“REIT”). Cousins Real Estate Corporation (“CREC”) is a taxable entity wholly-owned by and consolidated with Cousins. CREC owns, develops, and manages its own real estate portfolio and performs certain real estate related services for other parties.
Cousins, CREC and their subsidiaries (collectively, the “Company”) develop, manage and own office, retail, industrial and residential real estate projects. As of June 30, 2011, the Company’s portfolio of real estate assets consisted of interests in 7.4 million square feet of office space, 4.8 million square feet of retail space, 1.5 million square feet of industrial space, and a mixed use project under development. The Company also had interests in both commercial and residential land tracts held for investment or future development and single-family lots in residential projects. The Company also provides leasing and/or management services to approximately 12.7 million square feet of office and retail space owned by third parties.
During the quarter, the Company leased 225,000 square feet of office space and 199,000 square feet of retail space in a still-challenged leasing environment. While base rents for office space have deteriorated only marginally in the recent economic downturn, concessions in the form of free rent and tenant allowances have increased significantly. In the Atlanta and Dallas markets, rates and concessions have stabilized, but management does not believe that there will be significant improvement until employment recovers. The Company’s Austin and North Carolina markets, by contrast, have experienced positive job growth and lease absorption, resulting in a decrease in lease concessions and an increase in rental rates. With respect to retail leasing, the Company experienced an increase in the number of leases containing percentage rent and higher allowances for tenant construction during the downturn. Recently, the Company has seen an improvement in tenant sales and an uptick in activity by some national retailers. As a result, terms for leases executed in the current quarter were more traditional in nature as they included standard base rent clauses and tenant construction allowances more in line with the structure of those seen prior to the downturn, although at lower rental rates. Management expects this trend to continue as its markets improve and consumer spending increases.
In June 2011, the Company began constructing its first development project since 2007 with the formation of a joint venture to develop Emory Point, a mixed-use project that is expected to contain 443 apartment units and 80,000 square feet of retail space at a location adjacent to Emory University and the Centers for Disease Control in Atlanta, Georgia. The Company is also actively pursuing other development and acquisition opportunities in the Southeastern United States, one or more of which could close during 2011.
The Company, mainly through joint ventures in which it has an ownership interest, sold 108 residential lots in the quarter, primarily in its Texas projects. The Texas markets continue to outperform the Georgia and Florida residential markets and management expects this trend to continue for the remainder of 2011. Management expects to continue its strategy of selling its non-strategic land, residential lot and industrial holdings and anticipates selling one or more of its existing operating assets in 2011 in order to fund its investment activities.
Results of Operations:
Rental Property Revenues. Rental property revenues increased approximately $767,000 (2%) and $2.1 million (3%) in the three and six month 2011 periods compared to the same 2010 periods, respectively, due to:
•
Increase of $407,000 and $442,000 in the three and six month periods, respectively, at the American Cancer Society Center, where average economic occupancy increased from 84% for the six month 2010 period to 90% for the six month 2011 period;

•
Increase of $348,000 and $947,000 in the three and six month periods, respectively, at The Avenue Forsyth, where the Company recognized higher revenues as a result of the elimination of certain co-tenancy contingencies in the 2011 periods;

•
Increase of $340,000 and $795,000 in the three and six month periods, respectively, at 191 Peachtree Tower, where average economic occupancy increased from 72% for the 2010 six month period to 74% for the six month 2011 period. Rental property revenues increased further in the six month 2011 period compared to the same 2010 period due to an increase in tenant expense reimbursements of approximately $221,000; and

•
Decrease of $287,000 and $251,000 in the three and six month periods, respectively, at The Avenue Carriage Crossing, where average economic occupancy decreased from 90% for the six month 2010 period to 87% for the six month 2011 period.

Third Party Management and Leasing Revenues and Expenses. Third party management and leasing revenues represent revenues and expense reimbursements from the Company’s wholly-owned subsidiary, Cousins Properties Services (“CPS”), which performs management and leasing for certain third party owned office properties. These revenues increased approximately $120,000 (3%) between the three month 2011 and 2010 periods, and decreased approximately $586,000 (6%) between the six month 2011 and 2010 periods. The increase in the three month period is a result of slightly higher leasing fee income recognized and the decrease in the six month period is a result of lower leasing fees recognized in the first quarter of 2011 than in the first quarter 2010. Leasing fees fluctuate based on the rollover activity at individual properties and on the overall supply and demand for leased office space within individual markets. The related expenses of CPS decreased approximately $134,000 (3%) and $999,000 (11%) between the three and six month 2011 and 2010 periods, respectively. The decrease in the six month period is primarily the result of the recognition of bad debt expense of $466,000 in the six month 2010 period related to a management contract that was prematurely terminated by the customer and to decreases in leasing commission expense.
Other Income. Other income increased $385,000 and $774,000 between the three and six month 2011 and 2010 periods, respectively, primarily due to an increase in termination fee income between the periods.
Multi-family Residential Unit Sales and Cost of Sales. Multi-family residential unit sales and cost of sales decreased significantly between the three and six month 2011 and 2010 periods. These decreases are due to the closing of 22 and 43 condominium units in the three and six month 2010 periods, respectively, at the 10 Terminus Place and 60 North Market projects. The Company did not close any condominiums in the three month 2011 period and closed five condominiums in the six month 2011 period. There are no residential units remaining for sale as of June 30, 2011.
Residential Lot and Outparcel Sales and Cost of Sales.
Residential Lots — Residential lot sales and cost of sales decreased between the three and six month 2011 and 2010 periods. The Company sold one lot in the 2011 three month period compared to five lots in the comparable 2010 period, and sold two lots in the 2011 six month period compared to seven lots in the comparable 2010 period.
Outparcels — Outparcel sales and cost of sales decreased significantly between the six month 2011 and 2010 periods because there were no outparcel sales in 2011, compared to eight outparcel sales in 2010.
General and Administrative Expense (“G&A”). G&A expense decreased approximately $630,000 (9%) and $1.2 million (8%) between the three and six month 2011 and 2010 periods, respectively, primarily as a result of the following:
•
Decrease in salaries and benefits of employees of approximately $312,000 and $418,000 between the three and six month 2011 and 2010 periods, respectively, primarily due a decrease in the number of employees at the Company between the periods;

•
Additional decrease in salaries and benefits of approximately $482,000 and $596,000 between the three and six month 2011 and 2010 periods, respectively, from higher capitalized personnel costs due to an increase in the number of leases executed and an increase in costs associated with probable development projects during the 2011 period. The Company capitalizes salaries and benefits of personnel who work on qualified development projects or on leases that have been executed or are probable of being executed;

•	Increase of $352,000 and $324,000 between the three and six month periods, respectively, due to a change in the board of director’s compensation program between the periods; and
•	Decrease of $211,000 and $160,000 in the three and six month periods, respectively, due to a decrease in professional fees.
Impairment Loss. During the first quarter 2011 period, the Company recorded an impairment loss of $3.5 million on its investment in Verde Realty, a cost method investment. In the second quarter 2010, the Company recorded an impairment loss of $586,000 related to its 60 North Market condominium project.

Interest Expense. Interest expense decreased approximately $2.9 million (28%) and $5.2 million (26%) in the three and six month 2011 periods compared to the same 2010 periods, respectively. This decrease is partially due to lower average debt outstanding, which was reduced using proceeds from condominium and operating property sales in 2010 and 2011, of approximately $85.9 million and $84.2 million in the three and six month 2011 periods, respectively. Specifically, the Terminus 100 mortgage note was refinanced in 2010 at a lower interest rate and a $40.0 million reduction in principal. In addition, interest expense decreased as a result of the termination of two interest rates swaps which had effectively fixed certain variable-rate debt at a rate higher than the variable rate paid in 2011.
Depreciation and Amortization. Depreciation and amortization decreased approximately $856,000 (6%) and $557,000 (2%) in the three and six month 2011 and 2010 periods, respectively, primarily due to accelerated amortization in 2010 of tenant assets for tenants who terminated their leases prior to the originally scheduled end date at certain retail properties, with a lower level of terminations in 2011. Partially offsetting this decrease was an increase in depreciation expense at several properties due to increased occupancy.
Benefit for Income Taxes from Operations. Benefit for income taxes from operations decreased approximately $1.1 million between the six month 2011 and 2010 periods, and there was no significant change in the three month periods. In 2010, the Company recognized a tax benefit for certain net operating loss carrybacks, with no corresponding benefit in the 2011 period. The Company is recognizing a valuation allowance against its tax benefits generated from operations at CREC in the 2010 and 2011 periods. The Company will commence tax benefit recognition if it determines these benefits are more likely than not to be realized from future operations.
Income from Unconsolidated Joint Ventures. Income from unconsolidated joint ventures decreased approximately $82,000 (3%) and $506,000 (10%) in the three and six month 2011 periods compared to the same 2010 periods, respectively, due to the following (all amounts discussed reflect the Company’s share of joint venture income based on its ownership interest in each joint venture):
•
Decrease in income from Temco Associates, LLC (“Temco”) of approximately $608,000 in the six month 2011 period, primarily due to receipt of additional proceeds in 2010 from a property sold in a prior year, offset by an increase in lot sales from one lot sold in the 2010 period to five lots sold in the 2011 period. There were no significant changes in income from Temco between the three month 2011 and 2010 periods;

•
Decrease of $656,000 and $580,000 at CL Realty, L.L.C. between the three and six month 2011 and 2010 periods, respectively. The decrease in the three and six month periods is a result of a $250,000 impairment charge recognized in the 2011 period, a decrease in oil and gas revenues and a decrease in lot sales;

•
Decrease in income of approximately $170,000 and $442,000 between the three and six month 2011 and 2010 periods, respectively, from CF Murfreesboro Associates, mainly due to the amendment of this venture’s construction facility in 2010 at a higher interest rate; and

•
Increase in income of approximately $594,000 and $1.2 million in the three and six month 2011 and 2010 periods, respectively, from Cousins Watkins LLC, as this joint venture was formed at the end of 2010.

Gain on Sale of Investment Properties. Gain on sale of investment properties (excluding discontinued operations) decreased $1.0 million and $1.7 million between the three and six month 2011 and 2010 periods, respectively. The Company sold Glenmore Garden Villas, a townhome project in Charlotte, North Carolina, and three land tracts in the 2010 periods. There were no investment property sales, other than those which qualify as discontinued operations, in the 2011 periods.
Income (Loss) from Discontinued Operations. In February 2011, the Company sold Jefferson Mill Business Park Building A, a 459,000 square foot industrial property in suburban Atlanta, Georgia, for a sales price of $22.0 million and a capitalization rate of approximately 7%. In 2010, the Company sold San Jose MarketCenter, a 213,000 square foot retail center in San Jose, California for a sales price of $85.0 million and a capitalization rate of approximately 8%, and sold 8995 Westside Parkway, a 51,000 square foot office building in suburban Atlanta, Georgia for $3.2 million. The capitalization rate of 8995 Westside Parkway was not a significant determinant of the sales price because this building was unleased at the time of sale. Capitalization rates are generally calculated by dividing annualized revenues less expenses by the sales price. If the revenues in place at the date of the sale are not indicative of the future revenues expected by the buyer and seller, projected annualized revenues are utilized in the calculation.

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
FFO is used by industry analysts and investors as a supplemental measure of an equity REIT’s operating performance. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, many industry investors and analysts have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. Thus, NAREIT created FFO as a supplemental measure of REIT operating performance that excludes historical cost depreciation, among other items, from GAAP net income. The use of FFO, combined with the required primary GAAP presentations, has been fundamentally beneficial, improving the understanding of operating results of REITs among the investing public and making comparisons of REIT operating results more meaningful. Company management evaluates operating performance in part based on FFO. Additionally, the Company uses FFO, along with other measures, to assess performance in connection with evaluating and granting incentive compensation to its officers and other key employees. The reconciliation of net income (loss) available to common stockholders to FFO is as follows for the three and six months ended June 30, 2011 and 2010 (in thousands, except per share information):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Net Loss Available to Common Stockholders	$(4,706)	$(8,595)	$(12,563)	$(10,168)
Depreciation and amortization:
Consolidated properties	13,375	14,231	26,850	27,407
Discontinued properties	—	333	64	1,052
Share of unconsolidated joint ventures	2,663	2,453	5,346	4,747
Depreciation of furniture, fixtures and equipment:
Consolidated properties	(372)	(462)	(935)	(1,029)
Discontinued properties	—	(1)	—	(5)
Share of unconsolidated joint ventures	(5)	(5)	(10)	(11)
(Gain) loss on sale of investment properties:
Consolidated	(59)	(1,061)	(118)	(1,817)
Discontinued properties	—	—	384	—
Gain on sale of undepreciated investment properties	—	1,002	—	1,699

Funds From Operations Available to Common Stockholders	$10,896	$7,895	$19,018	$21,875

Per Common Share — Basic and Diluted:
Net Loss Available	$(.05)	$(.09)	$(.12)	$(.10)

Funds From Operations	$.11	$.08	$.18	$.22

Weighted Average Shares — Basic	103,659	101,001	103,588	100,538

Weighted Average Shares — Diluted	103,684	101,001	103,606	100,538

Liquidity and Capital Resources:
The Company’s primary liquidity sources are:
•	Cash from operations;

•	Borrowings under its Credit Facility;

•	Mortgage notes payable;

•	Proceeds from equity offerings;

•	Joint venture formations; and

•	Sales of assets.
The Company’s primary liquidity uses are:
•	Corporate expenses;

•	Expenditures on predevelopment and development projects;

•	Payments of tenant improvements and other leasing costs;

•	Principal and interest payments on debt obligations;

•	Dividends to common and preferred stockholders; and

•	Property investments.
Financial Condition
During 2010 and 2011, the Company improved its financial position by reducing leverage, extending maturities, replacing higher cost mortgage notes with lower cost financing and modifying credit agreements, all of which increased overall financial flexibility. The Company has relatively low debt maturities for the remainder of 2011. The Company expects to fund its debt maturities and other commitments over the next 12 months with borrowings under its Credit Facility, borrowings under new or renewed mortgage loans and proceeds from the sale of assets. The Company may also seek additional capital to fund its activities, which could include joint venture equity from third parties and/or the issuance of common or preferred equity.
If opportunities arise, the Company may acquire operating, development or redevelopment projects in the second half of 2011, or make other investments. The Company currently has commitments under existing leases to fund a certain level of tenant assets and anticipates additional tenant costs in 2011 based on lease-up expectations, which would increase the use of cash.
Contractual Obligations and Commitments
At June 30, 2011, the Company was subject to the following contractual obligations and commitments (in thousands):

		Less than				More than
	Total	1 Year	1-3 Years		3-5 Years	5 years
Contractual Obligations:
Company debt:
Unsecured Credit Facility (1)	$125,400	$—	$125,400		$—	$—
Mortgage notes payable	372,634	40,698	26,744	(2)	24,041	281,151
Interest commitments (3)	152,637	23,328	36,855		35,092	57,362
Ground leases	14,920	100	208		219	14,393
Other operating leases	1,520	653	626		187	54

Total contractual obligations	$667,111	$64,779	$189,833		$59,539	$352,960

Commitments:
Letters of credit	$4,129	$4,129	$—		$—	$—
Performance bonds	1,943	1,943	—		—	—
Unfunded tenant improvements and other	15,191	15,191	—		—	—

Total commitments	$21,263	$21,263	$—		$—	$—

(1)
The Company has notified the bank of its intention to exercise a one-year extension option, which will change the maturity to August 29, 2012. Maturity is shown in the table above reflecting the one-year extension.

(2)	The Lakeshore Park Plaza mortage note is due on August 1, 2012, but was prepaid without penalty on July 1, 2011. It is shown in the table above based on the contractual maturity.

(3)	Interest on variable rate obligations is based on rates effective as of June 30, 2011.

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
The Company’s Credit Facility bears interest at the London Interbank Offered Rate (“LIBOR”) plus a spread, based on the Company’s leverage ratio, as defined in the Credit Facility. At June 30, 2011, the spread over LIBOR under the Credit Facility was 2.0%. The amount that the Company may draw under the Credit Facility is a defined calculation based on the Company’s unencumbered assets and other factors. Total borrowing capacity under the Credit Facility was $345.4 million at June 30, 2011. In June 2011, the Company notified the bank of its intention to exercise a one-year extension option under the Credit Facility, which will change the maturity date to August 29, 2012.
On June 28, 2011, EP I LLC (“EP I”) was formed between the Company, with a 75% ownership interest, and Lion Gables Realty Limited Partnership (“Gables”), with a 25% ownership interest, for the purpose of developing and operating Emory Point, a mixed-used property in Atlanta, Georgia. Upon formation, EP I entered into a construction loan agreement, secured by the project, to provide for up to $61.1 million to fund construction. The venture may select from two interest rate options, as defined in the loan agreement, which are based on floating-rate indices plus a spread. The loan matures June 28, 2014 and may be extended for two, one-year periods if certain conditions are met. The Company and Gables will guarantee up to approximately $11.5 million and $3.8 million of the construction loan, respectively.
On June 1, 2011, the Company prepaid, without penalty, the 333/555 North Point Center East mortgage note. On July 1, 2011, the Company prepaid, without penalty, the Lakeshore Park Plaza mortgage note. The 600 University Park Plaza mortgage note matures August 10, 2011, and the Company expects to repay this note in full at maturity.
The Company was released of its obligation under the Handy Road Associates, LLC (“Handy Road”) mortgage note through foreclosure in May 2011.
Future Capital Requirements
The Company’s mortgage debt is primarily non-recourse, fixed-rate mortgage notes secured by various real estate assets. Some of the Company’s non-recourse mortgages contain covenants which, if not satisfied, could result in acceleration of the maturity of the debt. The Company generally expects that it will either refinance the non-recourse mortgages at maturity or repay the mortgages with proceeds from other financings. As of June 30, 2011, the weighted average interest rate on the Company’s consolidated debt was 4.94%, and the Company’s consolidated debt to total market capitalization ratio was 32.1%.
The Company expects sales of assets and amounts available under the Credit Facility to be the primary funding sources for current contractual obligations and commitments. The Company may also fund its commitments by obtaining long-term mortgage debt on some of its unencumbered assets, to the extent available and with acceptable terms, or by forming new joint ventures.
The Company may generate capital through the issuance of securities that include common or preferred stock, warrants, debt securities or depositary shares. The Company has an active shelf registration statement which allows for the issuance of up to $500 million of such securities, of which $482 million remains to be drawn as of June 30, 2011. Management will continue to evaluate all public equity sources and select the most appropriate options as capital is required.
The Company may raise or recycle capital to meet obligations. If one or more sources of capital are not available when required, the Company may be forced to reduce the number of projects it acquires or develops and/or raise capital on potentially unfavorable terms, or may be unable to raise capital, which could have an adverse effect on the Company’s financial position or results of operations.

Cash Flows
The reasons for significant increases and decreases in cash flows between the periods are as follows:
Cash Flows from Operating Activities. Cash flows from operating activities decreased approximately $22.1 million between the six month 2011 period and the corresponding 2010 period due to the following:
•
Cash inflows decreased $12.5 million from multi-family unit sales, due to a decrease in the number of units sold at both the Company’s 10 Terminus and 60 North Market condominium projects. There are no multi-family units for sale as of June 30, 2011;

•	Cash inflows decreased $12.4 million in net proceeds from outparcel sales. There were no outparcel sales in 2011, compared to eight outparcel sales in 2010;
•	Cash outflows increased $4.7 million for incentive compensation awards. In 2011, $4.7 million of cash incentive compensation awards were paid compared to none in 2010; and
•
Cash outflows decreased $5.4 million due to a reduction in interest paid due to lower average borrowings outstanding in 2011, the termination of two interest rate swaps in late 2010, and the refinancing of the Terminus 100 mortgage note.

Cash Flows from Investing Activities. Net cash used in investing activities decreased approximately $17.6 million between the six month 2011 period and the corresponding 2010 period, due to the following:
•
Increase in proceeds from the sale of investment properties of $6.8 million. The Company sold Jefferson Mill in 2011 for net proceeds of approximately $21.5 million. In 2010, the Company sold Glenmore Garden Villas and three tracts of land for net proceeds of approximately $14.7 million;

•	Decrease in cash used of $17.3 million due to the payment of a debt guarantee in 2010 related to the old Terminus 200 joint venture; and
•
Increase of $6.2 million in contributions to joint ventures, mainly related to $8.1 million contributed for the formation of the EP I joint venture in the second quarter of 2011. In the 2010 period, the Company contributed $2.7 million for the formation of the MSREF/Terminus 200 LLC joint venture.

Cash Flows from Financing Activities. Net cash used in financing activities increased approximately $6.4 million between the six month 2011 period and the corresponding 2010 period, due to the following:
•
Repayments of notes payable increased $18.3 million between 2011 and 2010. In 2011, the Company prepaid the 333/555 North Point Center East mortgage note for $26.4 million, and, in 2010, the Company repaid the $8.7 million Glenmore Garden Villas note in conjunction with its sale;

•
Cash common dividends increased $3.3 million in 2011 compared to 2010. The 2011 quarterly dividends were $0.045 per share paid all in cash. The 2010 quarterly dividends were $0.09 per share paid in a combination of cash and stock;

•
Distributions to noncontrolling interests increased $5.3 million between 2010 and 2011. The Company distributed approximately $5.1 million to the partner in Jefferson Mill for its share of sale proceeds; and

•	Higher net proceeds of $20.0 million from the Credit Facility in 2011 compared to 2010, partially offsetting the increase in cash used in financing activities.
Capital Expenditures. The Company incurs costs related to its real estate assets that include acquisition of undeveloped land, development and construction, redevelopment of existing properties, leasing costs for tenants, and ongoing property repairs and maintenance. In addition, the Company may purchase existing operating properties.

Capital expenditures for certain types of real estate are categorized as operating activities in the Statements of Cash Flows, such as those for the development of residential lots, retail outparcels and for-sale multi-family residential projects. During the six months ended June 30, 2011 and 2010, the Company incurred $563,000 and $894,000, respectively, in residential project expenditures. The Company does not anticipate entering into any new residential or for-sale, multi-family projects in the near term, and upcoming expenditures are anticipated to be used to complete current projects in inventory.
Capital expenditures for other types of real estate, mainly office and retail assets the Company intends to hold and operate, are included in property acquisition and development and tenant asset expenditures as an investing activity in the Statements of Cash Flows. Amounts accrued are removed from the table below to show the components of these costs on a cash basis. These costs for the six months ended June 30, 2011 and 2010 are as follows (in thousands):

	Six Months Ended June 30,
	2011	2010
Redevelopment property — building improvements	$3,870	$1,334
Redevelopment property — tenant improvements and leasing costs	2,338	4,146
Operating properties — building improvements	112	159
Operating properties — tenant improvements and leasing costs	10,273	10,166
Capitalized personnel costs	610	396
Accrual to cash adjustment	(2,288)	(4,016)

Total property acquisition and development expenditures	$14,915	$12,185

Capital expenditures increased in 2011 mainly due to building improvements at the Company’s redevelopment property and to increased tenant improvements and leasing costs at its operating properties. Tenant improvements and leasing costs as well as capitalized personnel costs are a function of the number and size of newly executed leases or renewals of existing leases. The amount of tenant improvement and leasing costs on a per square foot basis varies by lease and by market. As discussed in the Overview section above, tenant improvement and leasing costs per square foot have increased during the period of economic downturn, but amounts have stabilized overall and are decreasing in some of the Company’s markets. Given the level of expected leasing and renewal activity, in future periods, management expects tenant improvements and leasing costs to remain consistent with or greater than that experienced in the six months of 2011.
Dividends. The Company paid cash common and preferred dividends of $15.8 million and $12.5 million during the six months ended June 30, 2011 and 2010, respectively, which it funded with cash provided by operating activities. The 2011 common stock dividends were paid all in cash, and the 2010 common stock dividends were paid in a combination of cash and common stock. The total value of the common dividends paid in the 2010 period totaled $18.1 million. The Company currently intends to pay future dividends in cash, and expects to fund its quarterly distributions to common and preferred stockholders with cash provided by operating activities, proceeds from investment property sales, distributions from unconsolidated joint ventures, and indebtedness, if necessary.
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
Off Balance Sheet Arrangements
General. The Company has a number of off balance sheet joint ventures with varying structures, as described in Note 4 of the Company’s Annual Report on Form 10-K. Most of the joint ventures in which the Company has an interest are involved in the ownership, acquisition and/or development of real estate. The venture will fund capital requirements or operational needs with cash from operations or financing proceeds, if possible. If additional capital is deemed necessary, the venture may request a contribution from the partners, and the Company will evaluate such request. In particular, the Company anticipates approximately $19.6 million in additional equity to fund project construction at the EP I joint venture. Additionally, subsequent to quarter-end, a large lease was signed at Ten Peachtree Place Associates, which the Company estimates contributions of approximately $6.3 million will be needed to fund tenant improvement costs. Except as previously discussed, based on the nature of the activities conducted in these ventures, management cannot estimate with any degree of accuracy amounts that the Company may be required to fund in the short or long-term. However, management does not believe that additional funding of these ventures will have a material adverse effect on its financial condition or results of operations.

Debt. At June 30, 2011, the Company’s share of unconsolidated joint venture debt to third parties was approximately $163.9 million. These loans are generally mortgage or construction loans, most of which are non-recourse to the Company, except as described in the paragraph below. In addition, in certain instances, the Company provides “non-recourse carve-out guarantees” on these non-recourse loans. Certain of these loans have variable interest rates, which creates exposure to the ventures in the form of market risk to interest rate changes.
At June 30, 2011, approximately $29.1 million of the loans at unconsolidated joint ventures were recourse to the Company. CF Murfreesboro Associates (“CF Murfreesboro”) constructed and owns a retail center, and the Company is a 50% partner. CF Murfreesboro has a $113.2 million facility that matures on July 20, 2013, of which approximately $100.7 million was drawn at June 30, 2011. The Company has a $26.2 million repayment guarantee on the loan.
The Company guarantees 25% of two of the four outstanding loans at the Cousins Watkins LLC joint venture, which owns four retail shopping centers. The loans have a total capacity of $16.3 million, of which the Company guarantees approximately $4.1 million. At June 30, 2011, the Company guaranteed $2.9 million, based on current amounts outstanding under these loans.
EP I, a venture formed in the second quarter of 2011, in which the Company has a 75% interest, entered into a $61.1 million construction loan agreement upon venture formation to fund the construction of a mixed-use project in Atlanta, Georgia. In connection with the loan, the Company guaranteed repayment of 18.75% of the amount available, or $11.5 million, of the outstanding balance. The amount outstanding under this loan is minimal as of June 30, 2011.
Bonds. The unconsolidated joint ventures also had performance bonds of $824,000 at June 30, 2011, which the Company guarantees through an indemnity agreement with the bond issuer. These performance bonds relate to construction projects at the retail center owned by CF Murfreesboro.
Critical Accounting Policies
There have been no material changes in the Company’s critical accounting policies from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes in the market risk associated with the Company’s notes payable at June 30, 2011 compared to that as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
Item 4. Controls and Procedures.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
The Company is subject to various legal proceedings, claims and administrative proceedings arising in the ordinary course of business, some of which are expected to be covered by liability insurance. Management makes assumptions and estimates concerning the likelihood and amount of any potential loss relating to these matters using the latest information available. The Company records a liability for litigation if an unfavorable outcome is probable and the amount of loss or range of loss can be reasonably estimated. If an unfavorable outcome is probable and a reasonable estimate of the loss is a range, the Company accrues the best estimate within the range. If no amount within the range is a better estimate than any other amount, the Company accrues the minimum amount within the range. If an unfavorable outcome is probable but the amount of the loss cannot be reasonably estimated, the Company discloses the nature of the litigation and indicates that an estimate of the loss or range of loss cannot be made. If an unfavorable outcome is reasonably possible and the estimated loss is material, the Company discloses the nature and estimate of the possible loss of the litigation. The Company does not disclose information with respect to litigation where an unfavorable outcome is considered to be remote. Based on current expectations, such matters, both individually and in the aggregate, are not expected to have a material adverse effect on the liquidity, results of operations, business or financial condition of the Company.
Item 1A. Risk Factors.
There has been no material change in the Company’s risk factors from those outlined in Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
For information on the Company’s equity compensation plans, see Note 6 of the Company’s Annual Report on Form 10-K.
On May 6, 2006, the Board of Directors of the Company authorized a common stock repurchase plan of up to 5,000,000 shares, which was in effect through May 9, 2011. The Company repurchased 878,500 shares under this plan. In total, under all repurchase plans, the Company has repurchased 3,570,082 shares of common stock at an average price of $24.32. On November 10, 2008, the common stock repurchase plan was expanded to include authorization to repurchase up to $20 million of preferred shares. This program was expanded on November 18, 2008 to include all 4,000,000 shares of both of the Company’s Series A and Series B Preferred Stock (totaling 8,000,000 shares). The Company has repurchased 1,215,090 preferred shares under this plan at an average price of $12.99.
No purchases of common or preferred stock occurred during the second quarter of 2011. The repurchase plan expired on May 9, 2011 and was not extended or replaced.
During the second quarter 2011, the Company did not repurchase any common shares outside of its publicly-announced repurchase plan. Repurchases outside the plan generally relate to shares turned in or tax remittances related to stock-based compensation activities.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. (Removed and Reserved).
Item 5. Other Information.
None.

Item 6. Exhibits.

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

COUSINS PROPERTIES INCORPORATED
/s/ Gregg D. Adzema
Gregg D. Adzema
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)
August 3, 2011