Form 10-Q
period 2011-09-30
COUSINS PROPERTIES INC
filed 2011-11-02
CIK 25232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 28, 2011

Common Stock, $1 par value per share	103,713,583 shares

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
The forward-looking statements are based upon management’s beliefs, assumptions and expectations of the Company’s future performance, taking into account information currently available. These beliefs, assumptions and expectations may change as a result of many possible events or factors, not all of which are known. If a change occurs, the Company’s business, financial condition, liquidity and results of operations may vary materially from those expressed in forward-looking statements. Actual results may vary from forward-looking statements due to, but not limited to, the following:
•	availability and terms of capital and financing, both to fund operations and to refinance indebtedness as it matures;
•	risks and uncertainties related to national and local economic conditions, the real estate industry in general and in specific markets, and the commercial and residential markets in particular;
•	changes in the Company’s business and financial strategy and/or continued adverse market and economic conditions requiring the recognition of additional impairment losses;
•
leasing risks, including an inability to obtain new tenants or renew tenants on favorable terms, or at all, upon the expiration of existing leases and the ability to lease newly developed or currently unleased space;

•	financial condition of existing tenants;
•	rising interest rates and insurance rates;
•	the availability of sufficient development or investment opportunities;
•	failure of purchase, sale or other contracts to ultimately close;
•	competition from other developers or investors;
•	the risks associated with real estate developments and investments (such as construction delays, cost overruns and leasing/sales risk);
•	potential liability for uninsured losses, condemnation or environmental issues;
•	potential liability for a failure to meet regulatory requirements;
•	the financial condition and liquidity of, or disputes with, joint venture partners;
•	any failure to comply with debt covenants under credit agreements; and
•	any failure to continue to qualify for taxation as a real estate investment trust.
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

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.
COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
PROPERTIES:
Operating properties, net of accumulated depreciation of $286,399 and $274,925 in 2011 and 2010, respectively	$826,015	$898,119
Projects under development	8,646	—
Land held for investment or future development	115,521	123,879
Residential lots	63,835	63,403
Other	738	2,994

Total properties	1,014,755	1,088,395

CASH AND CASH EQUIVALENTS	5,634	7,599
RESTRICTED CASH	5,514	15,521
NOTES AND OTHER RECEIVABLES, net of allowance for doubtful accounts of $5,423 and $6,287 in 2011 and 2010, respectively	50,610	48,395
INVESTMENT IN UNCONSOLIDATED JOINT VENTURES	181,947	167,108
OTHER ASSETS	35,916	44,264

TOTAL ASSETS	$1,294,376	$1,371,282

LIABILITIES AND EQUITY
NOTES PAYABLE	$462,134	$509,509
ACCOUNTS PAYABLE AND ACCRUED LIABILITIES	30,732	32,388
DEFERRED GAIN	4,039	4,216
DEPOSITS AND DEFERRED INCOME	16,766	18,029

TOTAL LIABILITIES	513,671	564,142

COMMITMENTS AND CONTINGENT LIABILITIES

REDEEMABLE NONCONTROLLING INTERESTS	9,386	14,289

STOCKHOLDERS’ INVESTMENT:
Preferred stock, 20,000,000 shares authorized, $1 par value:
7.75% Series A cumulative redeemable preferred stock, $25 liquidation preference; 2,993,090 shares issued and outstanding in 2011 and 2010	74,827	74,827
7.50% Series B cumulative redeemable preferred stock, $25 liquidation preference; 3,791,000 shares issued and outstanding in 2011 and 2010	94,775	94,775
Common stock, $1 par value, 250,000,000 shares authorized, 107,283,665 and 106,961,959 shares issued in 2011 and 2010, respectively	107,284	106,962
Additional paid-in capital	686,108	684,551
Treasury stock at cost, 3,570,082 shares in 2011 and 2010	(86,840)	(86,840)
Distributions in excess of cumulative net income	(140,553)	(114,196)

TOTAL STOCKHOLDERS’ INVESTMENT	735,601	760,079

Nonredeemable noncontrolling interests	35,718	32,772

TOTAL EQUITY	771,319	792,851

TOTAL LIABILITIES AND EQUITY	$1,294,376	$1,371,282

See notes to condensed consolidated financial statements.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
REVENUES:
Rental property revenues	$35,268	$33,840	$104,094	$100,630
Fee income	3,909	3,966	10,729	11,238
Third party management and leasing revenues	5,398	4,724	14,091	14,003
Multi-family residential unit sales	—	6,637	4,664	24,726
Residential lot and outparcel sales	165	630	410	14,765
Other	448	245	1,517	540

	45,188	50,042	135,505	165,902

COSTS AND EXPENSES:
Rental property operating expenses	14,968	14,150	42,705	42,029
Third party management and leasing expenses	4,241	4,122	12,414	13,294
Multi-family residential unit cost of sales	—	5,190	2,487	19,268
Residential lot and outparcel cost of sales	158	549	303	9,920
General and administrative expenses	4,295	6,172	17,828	20,952
Interest expense	6,601	8,702	21,503	28,769
Reimbursed expenses	1,866	1,392	4,749	4,649
Depreciation and amortization	12,891	13,115	38,310	39,094
Impairment loss	—	—	3,508	586
Separation expenses	15	202	193	303
Other	790	909	2,324	4,773

	45,825	54,503	146,324	183,637

LOSS ON EXTINGUISHMENT OF DEBT	(74)	(9,235)	(74)	(9,827)

LOSS FROM CONTINUING OPERATIONS BEFORE TAXES, UNCONSOLIDATED JOINT VENTURES AND SALE OF INVESTMENT PROPERTIES	(711)	(13,696)	(10,893)	(27,562)
(PROVISION) BENEFIT FOR INCOME TAXES FROM OPERATIONS	180	(25)	217	1,107
INCOME FROM UNCONSOLIDATED JOINT VENTURES	2,660	2,179	7,468	7,493

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE GAIN ON SALE OF INVESTMENT PROPERTIES	2,129	(11,542)	(3,208)	(18,962)
GAIN ON SALE OF INVESTMENT PROPERTIES	59	58	177	1,875

INCOME (LOSS) FROM CONTINUING OPERATIONS	2,188	(11,484)	(3,031)	(17,087)
INCOME FROM DISCONTINUED OPERATIONS:
Income from discontinued operations	597	452	1,353	3,451
Gain on sale of investment properties	2,821	6,572	2,437	6,572

	3,418	7,024	3,790	10,023

NET INCOME (LOSS)	5,606	(4,460)	759	(7,064)
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(2,192)	(696)	(3,454)	(1,806)

NET INCOME (LOSS) ATTRIBUTABLE TO CONTROLLING INTEREST	3,414	(5,156)	(2,695)	(8,870)
DIVIDENDS TO PREFERRED STOCKHOLDERS	(3,226)	(3,226)	(9,680)	(9,680)

NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	$188	$(8,382)	$(12,375)	$(18,550)

PER COMMON SHARE INFORMATION — BASIC AND DILUTED:
Loss from continuing operations attributable to controlling interest	$(0.03)	$(0.15)	$(0.16)	$(0.28)
Income from discontinued operations	0.03	0.07	0.04	0.10

Net income (loss) available to common stockholders	$0.00	$(0.08)	$(0.12)	$(0.18)

WEIGHTED AVERAGE SHARES — BASIC AND DILUTED	103,715	101,893	103,631	100,995

DIVIDENDS DECLARED PER COMMON SHARE	$0.045	$0.09	$0.135	$0.27

See notes to condensed consolidated financial statements.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
Nine Months Ended September 30, 2011 and 2010
(Unaudited, in thousands)

					Accumulated
					Other
					Comprehensive
			Additional		Loss on	Distributions in		Nonredeemable
	Preferred	Common	Paid-In	Treasury	Derivative	Excess of	Stockholders’	Noncontrolling	Total
	Stock	Stock	Capital	Stock	Instruments	Net Income	Investment	Interests	Equity

Balance December 31, 2010	$169,602	$106,962	$684,551	$(86,840)	$—	$(114,196)	$760,079	$32,772	$792,851

Net income (loss)	—	—	—	—	—	(2,695)	(2,695)	3,358	663
Other comprehensive income	—	—	—	—	—	—	—	—	—

Total comprehensive income (loss)	—	—	—	—	—	(2,695)	(2,695)	3,358	663

Common stock issued pursuant to:
Director stock grants	—	82	625	—	—	—	707	—	707
Stock option exercises	—	4	30	—	—	—	34	—	34
Restricted stock grants, net of amounts withheld for income taxes	—	244	(247)	—	—	—	(3)	—	(3)
Stock issuance costs	—	—	(16)	—	—	—	(16)	—	(16)
Amortization of stock options and restricted stock, net of forfeitures	—	(8)	1,691	—	—	—	1,683	—	1,683
Contributions from noncontrolling interests	—	—	—	—	—	—	—	1,300	1,300
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(1,712)	(1,712)
Change in fair value of redeemable noncontrolling interests	—	—	(526)	—	—	—	(526)	—	(526)
Cash preferred dividends paid	—	—	—	—	—	(9,680)	(9,680)	—	(9,680)
Cash common dividends paid	—	—	—	—	—	(13,982)	(13,982)	—	(13,982)

Balance September 30, 2011	$169,602	$107,284	$686,108	$(86,840)	$—	$(140,553)	$735,601	$35,718	$771,319

Balance December 31, 2009	$169,602	$103,352	$662,216	$(86,840)	$(9,517)	$(51,402)	$787,411	$32,848	$820,259

Net income (loss)	—	—	—	—	—	(8,870)	(8,870)	1,759	(7,111)
Other comprehensive income	—	—	—	—	9,423	—	9,423	—	9,423

Total comprehensive income (loss)	—	—	—	—	9,423	(8,870)	553	1,759	2,312

Common stock issued pursuant to:
Stock dividend, net of issuance costs	—	2,564	15,489	—	—	(18,130)	(77)	—	(77)
Grants under director stock plan	—	35	215	—	—	—	250	—	250
Restricted stock grants	—	264	(124)	—	—	—	140	—	140
Amortization of stock options and restricted stock, net of forfeitures	—	(10)	1,641	—	—	—	1,631	—	1,631
Change in fair value of redeemable noncontrolling interests	—	—	—	—	—	1,144	1,144	—	1,144
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(1,774)	(1,774)
Cash preferred dividends paid	—	—	—	—	—	(9,680)	(9,680)	—	(9,680)
Cash common dividends paid	—	—	—	—	—	(9,091)	(9,091)	—	(9,091)

Balance September 30, 2010	$169,602	$106,205	$679,437	$(86,840)	$(94)	$(96,029)	$772,281	$32,833	$805,114

See notes to condensed consolidated financial statements.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$759	$(7,064)
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Gain on sale of investment properties, net	(2,614)	(8,447)
Loss on extinguishment of debt	74	592
Impairment loss	3,508	586
Losses on abandoned predevelopment projects	—	1,949
Depreciation and amortization	40,283	42,455
Amortization of deferred financing costs	1,480	1,495
Stock-based compensation	1,683	1,771
Effect of recognizing rental revenues on a straight-line or market basis	(5,302)	(3,635)
Income from unconsolidated joint ventures	(7,468)	(7,493)
Operating distributions from unconsolidated joint ventures	7,416	7,814
Residential lot, outparcel and multi-family cost of sales, net of closing costs paid	2,547	26,817
Residential lot acquisition and development expenditures	(818)	(1,663)
Changes in other operating assets and liabilities:
Change in other receivables and other assets	(1,015)	1,536
Change in accounts payable and accrued liabilities	(2,052)	4,628

Net cash provided by operating activities	38,481	61,341

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from investment property sales	69,615	98,694
Property acquisition and development and tenant asset expenditures	(34,700)	(26,355)
Investment in unconsolidated joint ventures	(13,885)	(8,344)
Distributions from unconsolidated joint ventures	5,403	3,654
Payment of debt guarantee of unconsolidated joint venture	—	(17,250)
Collection of notes receivable	348	132
Change in other assets	(3,210)	(1,852)
Change in restricted cash	10,007	(14,047)

Net cash provided by investing activities	33,578	34,632

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facility	98,850	43,400
Repayment of credit and term facilities	(84,450)	(113,800)
Proceeds from other notes payable	—	27,034
Repayment of notes payable	(58,401)	(32,479)
Payment of loan issuance costs	(442)	(1,997)
Common stock issued, net of expenses	18	173
Cash common dividends paid	(13,982)	(9,091)
Cash preferred dividends paid	(9,680)	(9,680)
Contributions from noncontrolling interests	1,300	2,113
Distributions to noncontrolling interests	(7,237)	(1,899)

Net cash used in financing activities	(74,024)	(96,226)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,965)	(253)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	7,599	9,464

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,634	$9,211

INTEREST PAID, NET OF AMOUNTS CAPITALIZED	$19,679	$27,063
INCOME TAXES REFUNDED, NET OF AMOUNTS PAID	$377	$3,288

SIGNIFICANT NON-CASH TRANSACTIONS:
Transfer from other assets to investment in unconsolidated joint ventures	$6,050	—
Transfer from investment in joint venture to deposits and deferred income	—	$12,713
Land received on note receivable default	—	$5,030
See notes to condensed consolidated financial statements.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
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
The condensed consolidated financial statements are unaudited and were prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, these financial statements reflect all adjustments necessary (which adjustments are of a normal and recurring nature) for the fair presentation of the Company’s financial position as of September 30, 2011 and the results of operations for the three and nine months ended September 30, 2011 and 2010. The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of results expected for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The accounting policies employed are substantially the same as those shown in Note 2 to the consolidated financial statements included in such Form 10-K.
The Company earns fees and incurs expenses related to the management, development and leasing of properties owned both by third parties and by joint ventures in which the Company has an ownership interest. In the first quarter of 2011, the Company began separating on the Statements of Operations the third party management and leasing revenues, including reimbursements, for Cousins Properties Services (“CPS”), a wholly-owned subsidiary that performs management and leasing services for third-party owned office properties. The Company also began separately stating expenses associated with CPS which were previously included in the General and Administrative and Other expense line items. The amounts remaining in Fee Income on the Statements of Operations relate to management, leasing and development fees, including reimbursements, earned by the Company from certain other third party property owners and from joint ventures. Reimbursed amounts relating to these entities are also shown in a separate expense line item, including reimbursed expenses that were previously presented in Other expense. Unreimbursed expenses related to third party management activities outside of CPS are included in General and Administrative expense. Prior periods have been revised to conform to this new presentation.

2. NOTES PAYABLE, INTEREST EXPENSE AND COMMITMENTS AND CONTINGENCIES
The following table summarizes the terms and amounts of the Company’s notes payable outstanding at September 30, 2011 and December 31, 2010 (in thousands):

		Term/
		Amortization		September 30,	December 31,
Description	Interest Rate	Period (Years)	Maturity	2011	2010
Terminus 100 mortgage note	5.25%	12/30	1/1/23	$138,695	$140,000
The American Cancer Society Center mortgage note (interest only until October 1, 2011)	6.45%	10/30	9/1/17	136,000	136,000
Credit Facility, unsecured (see note)	LIBOR + 1.75% to 2.25%	5/N/A	8/29/12	119,800	105,400
Meridian Mark Plaza mortgage note	6.00%	10/30	8/1/20	26,640	26,892
100/200 North Point Center East mortgage note	5.39%	5/30	6/1/12	24,568	24,830
The Points at Waterview mortgage note	5.66%	10/25	1/1/16	16,252	16,592
Callaway Gardens	4.13%	N/A	11/18/13	178	173
Mahan Village LLC (see note)	3.25%	3/N/A	9/12/14	1	—
Lakeshore Park Plaza mortgage note (see note)	5.89%	4/25	8/1/12	—	17,544
600 University Park Place mortgage note (see note)	7.38%	10/30	8/10/11	—	12,292
333/555 North Point Center East mortgage note (see note)	7.00%	10/25	11/1/11	—	26,412
Handy Road Associates, LLC (see note)	Prime + 1%, but not < 6%	5/N/A	3/30/2011	—	3,374

				$462,134	$509,509

The Company’s Credit Facility bears interest at the London Interbank Offered Rate (“LIBOR”) plus a spread, based on the Company’s leverage ratio, as defined in the Credit Facility. At September 30, 2011, the spread over LIBOR under the Credit Facility was 2.0%. The amount that the Company may draw under the Credit Facility is a defined calculation based on the Company’s unencumbered assets and other factors. Total borrowing capacity under the Credit Facility was $350 million at September 30, 2011. The Credit Facility had a maturity date of August 29, 2011. On that date, the Company exercised a one-year extension option which changed the maturity date to August 29, 2012, and paid a $438,000 extension fee.
On September 12, 2011, the Company, formed Mahan Village LLC (“Mahan”), a consolidated entity where a partner has a noncontrolling interest, to construct Mahan Village, a 147,000 square foot retail center in Tallahassee, Florida. Mahan entered into a construction loan agreement, secured by the project, to provide for up to approximately $15.0 million to fund construction. The debt contains two interest rate options, as defined in the loan agreement, which are based on floating-rate indices plus a spread. The loan matures September 12, 2014, and may be extended for two, one-year periods if certain conditions are met. The Company guarantees up to 25% of the construction loan, which may be eliminated after project completion, based on certain covenants.
On June 1, 2011, the Company prepaid, without penalty, the 333/555 North Point Center East mortgage note. On July 1, 2011, the Company prepaid, without penalty, the Lakeshore Park Plaza mortgage note, and expensed approximately $74,000 of unamortized loan closing costs, which are reflected as Loss on Extinguishment of Debt on the 2011 Statements of Operations. On August 10, 2011, the Company repaid the 600 University Park Place mortgage note in full upon its maturity.
In May 2011, the Company was released of its obligation under the Handy Road Associates, LLC mortgage note through foreclosure.
Fair Value
At September 30, 2011 and December 31, 2010, the estimated fair values of the Company’s notes payable were approximately $496.3 million and $521.8 million, respectively, calculated by discounting future cash flows at estimated rates at which similar loans could have been obtained at September 30, 2011 and December 31, 2010. This fair value calculation is considered to be a Level 2 calculation under the guidelines as set forth in ASC 820, “Fair Value Measurements and Disclosures,” as the Company utilizes estimates of market rates for similar type loans from third party brokers.
Interest Rate Swap Agreements
In 2010, the Company had an interest rate swap agreement to manage its interest rate risk associated with its floating-rate, LIBOR-based borrowings. This swap expired in October 2010. Also during 2010, the Company had an interest rate swap agreement to manage interest rate risk under its former $100 million term facility, which swap was terminated in July 2010 when the term facility was paid in full. The changes in fair value of the interest rate swap agreements were recorded in Accumulated Other Comprehensive Loss on the Balance Sheets.

Other Information
For the three and nine months ended September 30, 2011 and 2010, interest expense was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Total interest incurred	$6,838	$8,702	$21,740	$28,769
Interest capitalized	(237)	—	(237)	—

Total interest expense	$6,601	$8,702	$21,503	$28,769

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
At September 30, 2011, the Company had outstanding letters of credit and performance bonds of $3.0 million. As a lessor, the Company has $15.6 million in future obligations under leases to fund tenant improvements and other funding commitments as of September 30, 2011. As a lessee, the Company has future obligations under ground and office leases of approximately $16.3 million at September 30, 2011.
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
3. EARNINGS PER SHARE
Net income (loss) per share-basic is calculated as net income (loss) available to common stockholders divided by the weighted average number of common shares outstanding during the period, including nonvested restricted stock which has nonforfeitable dividend rights. Net income (loss) per share-diluted is calculated as net (income) loss available to common stockholders divided by the diluted weighted average number of common shares outstanding during the period. Diluted weighted average number of common shares uses the same weighted average share number as in the basic calculation and adds the potential dilution that would occur if stock options (or any other contracts to issue common stock) were exercised and resulted in additional common shares outstanding, calculated using the treasury stock method. The numerator is reduced for the effect of preferred dividends in both the basic and diluted net income (loss) per share calculations. Weighted average shares-basic and diluted for the three and nine months ending September 30, 2011 and 2010 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Weighted average shares — basic	103,715	101,893	103,631	100,995
Dilutive potential common shares — stock options	—	—	—	—

Weighted average shares — diluted	103,715	101,893	103,631	100,995

Stock options are dilutive when the average market price of the Company’s stock during the period exceeds the option exercise price. However, in periods where the Company is in a net loss position, the dilutive effect of stock options is not included in the diluted weighted average shares total.

Anti-dilutive stock options represent stock options which are outstanding but which are not exercisable during the period because the exercise price exceeded the average market value of the Company’s stock. These anti-dilutive stock options are not included in the current calculation of dilutive weighted average shares, but could be dilutive in the future. Total weighted average anti-dilutive stock options for each of the periods are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Anti-dilutive options	6,479	7,061	6,453	7,086
4. STOCK-BASED COMPENSATION
The Company has several types of stock-based compensation — stock options, restricted stock, long-term incentive awards and restricted stock units (“RSUs”) — which are described in Note 6 of “Notes to Consolidated Financial Statements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The expense related to certain stock-based compensation awards is fixed. The expense related to other awards fluctuates from period to period dependent, in part, on the Company’s stock price.
The Company reversed previously recognized stock-based compensation expense, net of amounts capitalized and income tax effect, if any, of $435,000 in the three months ended September 30, 2011 and recorded net stock-based compensation expense of $1.3 million in the nine months ended September 30, 2011. The three-month 2011 reversal of expense was mainly due to a period-to-period drop in the Company’s stock price.
For the three and nine months ended September 30, 2010, the Company recorded net stock-based compensation expense of $549,000 and $2.4 million, respectively.
In the first quarter of 2011, the Company granted 211,729 stock options to key employees and 1,019 stock options to a new director. Also during the first quarter of 2011, the Company made restricted stock grants of 214,206 shares to key employees with a three-year ratable vesting, and 29,411 shares to a key employee, which cliff vest in three years.
RSUs and the long-term incentive awards are accounted for as liability awards under ASC 718, “Stock Compensation,” and employees are paid cash at vesting based upon the closing prices of the Company’s stock or other prescribed cash amounts. During 2011, the Company awarded 401 RSUs to a new director and 56,845 RSUs to employees, both of which cliff vest in three years. Also during 2011, the Company awarded two types of performance-based RSUs to key employees based on the following performance metrics: (1) Total Stockholder Return of the Company, as defined, as compared to the companies in the SNL Financial US Office REIT index as of January 1, 2011 (“TSR SNL RSUs”), and (2) ratio of cumulative funds from operations per share to targeted cumulative funds from operations per share amount (“FFO RSUs”). The performance period for both awards is January 1, 2011 to December 31, 2013, and the targeted number of TSR SNL RSUs and FFO RSUs is 99,970 and 64,266, respectively. The ultimate payout of these awards can range from 0% to 200% of the targeted number of units depending on the achievement of the performance metrics described above. Both of these types of RSUs cliff vest on February 15, 2014 and are dependent upon the attainment of required service and performance criteria. The number of RSUs vesting will be determined at that date, and the payout per unit will be equal to the average closing price on each trading day during the 30-day period ending on December 31, 2013. The Company expenses an estimate of the fair value of the TSR SNL RSUs over the vesting period using a quarterly Monte Carlo valuation. The Company expenses the FFO RSUs over the vesting period using the fair market value of the Company’s stock at the reporting date multiplied by the anticipated number of units to be paid based on the current estimate of what the ratio is expected to be upon vesting. Dividend equivalents on the RSUs will also be paid based upon the percentage vested. The dividend equivalent payments will equal the total cash dividends that would have been paid during the performance period, and as if the cash dividends had been reinvested in Company stock.

5. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES
The Company describes its investments in unconsolidated joint ventures in Note 4 of “Notes to Consolidated Financial Statements” in its Annual Report on Form 10-K for the year ended December 31, 2010. The following table summarizes balance sheet data of the Company’s unconsolidated joint ventures as of September 30, 2011 and December 31, 2010 (in thousands). The investments in joint ventures which have negative balances are included in the Deposits and Deferred Income line item on the Balance Sheets.

	Total Assets		Total Debt		Total Equity		Company’s Investment
SUMMARY OF FINANCIAL POSITION:	2011	2010	2011	2010	2011	2010	2011	2010
CP Venture IV LLC entities	$305,748	$313,603	$36,181	$36,620	$258,768	$267,085	$14,886	$15,364
Charlotte Gateway Village, LLC	150,730	154,200	86,664	97,030	60,440	54,834	10,341	10,366
CF Murfreesboro Associates	126,353	129,738	99,834	103,378	24,570	24,263	14,351	14,246
Palisades West LLC	125,089	129,378	—	—	80,220	80,767	41,926	42,256
CP Venture LLC entities	103,105	106,066	—	—	100,494	104,067	3,403	3,779
CL Realty, L.L.C.	82,357	86,657	1,047	2,663	79,003	82,534	37,954	39,928
MSREF/Terminus 200 LLC	80,563	65,164	55,426	46,169	14,130	13,956	2,825	2,791
Temco Associates, LLC	60,258	60,608	2,824	2,929	56,901	57,475	22,434	22,713
Cousins Watkins LLC	56,665	57,184	28,649	28,850	27,289	28,334	16,059	14,850
Crawford Long — CPI, LLC	32,105	34,408	47,905	48,701	(16,712)	(15,341)	(7,134)	(6,431)
EP I LLC	22,302	—	1	—	18,967	—	17,083	—
Ten Peachtree Place Associates	21,514	20,980	26,342	26,782	(5,080)	(6,263)	(4,150)	(4,581)
Wildwood Associates	21,344	21,220	—	—	21,250	21,216	(1,625)	(1,642)
TRG Columbus Development Venture, Ltd.	3,051	3,574	—	—	1,864	2,115	6	58
Pine Mountain Builders, LLC	425	1,559	—	896	247	403	679	757

	$1,191,609	$1,184,339	$384,873	$394,018	$722,351	$715,445	$169,038	$154,454

The following table summarizes statement of operations information of the Company’s unconsolidated joint ventures for the nine months ended September 30, 2011 and 2010 (in thousands):

					Company’s Share of Net
	Total Revenues		Net Income (Loss)		Income (Loss)
SUMMARY OF OPERATIONS:	2011	2010	2011	2010	2011	2010
CP Venture IV LLC entities	$23,133	$23,368	$3,111	$2,950	$811	$839
Charlotte Gateway Village, LLC	24,324	23,892	6,517	5,788	882	882
CF Murfreesboro Associates	9,903	10,457	307	956	(44)	312
Palisades West LLC	12,256	10,145	4,371	3,406	2,132	1,651
CP Venture LLC entities	14,259	13,921	6,132	6,458	619	669
CL Realty, L.L.C.	5,282	5,332	2,481	2,185	1,007	1,661
MSREF/Terminus 200 LLC	3,875	928	(2,912)	(835)	(585)	(167)
Temco Associates, LLC	405	2,110	(782)	429	(383)	214
Cousins Watkins LLC	3,633	—	47	—	1,799	—
Crawford Long — CPI, LLC	8,924	8,614	1,828	1,432	913	715
EP I LLC	—	—	(6)	—	(4)	—
Ten Peachtree Place Associates	5,413	5,875	801	734	413	378
Wildwood Associates	—	—	(126)	(85)	(63)	(42)
TRG Columbus Development Venture, Ltd.	23	1,097	(1)	403	48	327
Pine Mountain Builders, LLC	2,926	2,202	(156)	129	(78)	59
Other	—	533	—	55	1	(5)

	$114,356	$108,474	$21,612	$24,005	$7,468	$7,493

On June 28, 2011, EP I LLC (“EP I”) was formed between the Company, with a 75% ownership interest, and Lion Gables Realty Limited Partnership (“Gables”), with a 25% ownership interest, for the purpose of developing and operating Emory Point, the first phase of a mixed-use property in Atlanta, Georgia. Profits and losses are allocated to the partners based on their percentage ownership interests, with no preferences or promotes. Upon formation, the Company contributed approximately $8.1 million in cash and $3.1 million in predevelopment assets, and Gables contributed a total of approximately $3.8 million in cash and other assets. The Company’s investment in EP I includes cash contributions subsequent to formation and other previously capitalized assets related to the venture, for a total investment balance of $17.1 million at September 30, 2011. The Company anticipates it will make approximately $16.7 million in additional cash contributions to the venture for project development. Upon formation, EP I also entered into a construction loan agreement, secured by the project, to provide for up to $61.1 million to fund construction. The venture may select from two interest rate options, as defined in the loan agreement, which are based on floating-rate indices plus a spread. The loan matures June 28, 2014 and may be extended for two, one-year periods if certain conditions are met. The Company and Gables guarantee up to approximately $11.5 million and $3.8 million of the construction loan, respectively. These guarantees may be eliminated after project completion, based on certain covenants.

6. OTHER ASSETS
Other Assets on the Balance Sheets as of September 30, 2011 and December 31, 2010 included the following (in thousands):

	September 30, 2011	December 31, 2010
Investment in Verde Realty	$5,868	$9,376
FF&E and leasehold improvements, net of accumulated depreciation of $17,399 and $16,117 in 2011 and 2010, respectively	4,923	4,673
Predevelopment costs and earnest money	1,935	7,039
Lease inducements, net of accumulated amortization of $3,584 and $2,991 in 2011 and 2010, respectively	12,610	11,899
Loan closing costs, net of accumulated amortization of $4,043 and $3,109 in 2011 and 2010, respectively	1,591	2,703
Prepaid expenses and other assets	3,067	2,296
Intangible Assets:
Goodwill	5,155	5,430
Above market leases, net of accumulated amortization of $8,769 and $8,741 in 2011 and 2010, respectively	499	526
In-place leases, net of accumulated amortization of $2,545 and $2,492 in 2011 and 2010, respectively	268	322

	$35,916	$44,264

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
Goodwill relates entirely to the Office reportable segment. As office assets are sold, either by the Company or by joint ventures in which the Company has an ownership interest, a portion of goodwill is written off to the cost of each sale. The following is a summary of goodwill activity for the nine months ended September 30, 2011, and there were no changes for the nine month 2010 period (see Note 9 for additional information regarding property sales):

Balance at December 31, 2010	$5,430
Allocated to property sale	(275)

Balance at September 30, 2011	$5,155

7. NONCONTROLLING INTERESTS
The Company consolidates various entities that are involved in the ownership and/or development of real estate. The partner’s share of an entity, in cases where an entity’s documents do not contain a required redemption clause, is reflected in a separate line item called Nonredeemable Noncontrolling Interests shown within Equity on the Balance Sheets. Correspondingly, the partner’s share of income or loss is recorded in Net Income Attributable to Noncontrolling Interests in the Statements of Operations.

Other consolidated entities contain provisions requiring the Company to purchase the partners’ share of the entity at a certain value upon demand or at a future prescribed date. In these situations, the partner’s share of the entity is recognized as Redeemable Noncontrolling Interests and is presented between liabilities and equity on the Balance Sheets, with the corresponding share of income or loss in the entity recorded in Net Income Attributable to Noncontrolling Interests in the Statements of Operations. The redemption values are evaluated each period and adjusted to the higher of fair value or the partner’s cost basis within the equity section of the Balance Sheet. The Company recognizes these changes in the estimated redemption value as they occur. The following table details the components of Redeemable Noncontrolling Interests in consolidated entities for the nine months ended September 30, 2011 and 2010 (in thousands):

	Nine Months Ended September 30,
	2011	2010

Beginning Balance	$14,289	$12,591
Net income attributable to redeemable noncontrolling interests	96	47
Contributions from (distributions to) noncontrolling interests	(5,525)	1,988
Change in fair value of redeemable noncontrolling interests	526	(1,144)

Ending Balance	$9,386	$13,482

The following reconciles the net income attributable to noncontrolling interests as shown in the Statements of Equity, which only includes nonredeemable interests, to the net income attributable to noncontrolling interests as shown in the Statements of Operations, for the nine months ended September 30, 2011 and 2010 (in thousands):

	2011	2010

Net income attributable to nonredeemable noncontrolling interests	$3,358	$1,759
Net income attributable to redeemable noncontrolling interests	96	47

Net income	$3,454	$1,806

8. REPORTABLE SEGMENTS
The Company has five reportable segments: Office, Retail, Land, CPS Third Party Management and Leasing, and Other. These reportable segments represent an aggregation of operating segments reported to the Chief Operating Decision Maker based on similar economic characteristics that include the type of product and nature of service. Each segment includes both consolidated operations and joint ventures. The Office and Retail segments show the results by each product type. For these two segments, net operating income is calculated as rental property revenues less rental property operating expenses. The Land segment includes results of operations for various tracts of land that are held for investment or future development, and single-family residential communities that are parceled into lots and sold to various homebuilders or sold as undeveloped tracts of land. Fee income and related expenses for the third party owned properties managed or leased by the Company’s CPS subsidiary are included in the CPS Third Party Management and Leasing segment. In 2010, the Company had an additional segment, the For-Sale Multi-Family Residential Unit segment which included results of operations for the development and sale of multi-family real estate projects. The Company sold substantially all of its multi-family residential units in the first quarter of 2011, and the 2011 results for this segment are included in the Other segment. The Other segment also includes:
•
fee income for third party owned and joint venture properties, other than those managed by CPS, for which the Company performs management, development and leasing services (fee income from residential joint ventures is included in the Land segment);

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

FFO is used by industry analysts, investors and the Company as a supplemental measure of a REIT’s operating performance. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, many industry investors and analysts have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. Thus, NAREIT created FFO as a supplemental measure of a REIT’s operating performance that excludes historical cost depreciation, among other items, from GAAP net income. Management believes the use of FFO, combined with the required primary GAAP presentations, has been fundamentally beneficial, improving the understanding of operating results of REITs among the investing public and making comparisons of REIT operating results more meaningful. Company management evaluates operating performance in part based on FFO. Additionally, the Company uses FFO, along with other measures, to assess performance in connection with evaluating and granting incentive compensation to its officers and other key employees.
Segment net income, investment in joint ventures and capital expenditures are not presented in the following tables. Management does not utilize these measures when analyzing its segments or when making resource allocation decisions, and therefore this information is not provided. FFO is reconciled to net income (loss) on a total Company basis (in thousands).

				CPS Third
				Party
				Management
Three Months Ended September 30, 2011	Office	Retail	Land	and Leasing	Other	Total

Net operating income, including discontinued operations	$15,442	$5,026	$—	$—	$907	$21,375
Fee income, net of reimbursed expenses	—	—	14	3,300	2,029	5,343
Residential lot, outparcel and multi-family unit sales, net of cost of sales	—	—	7	—	—	7
Other income	368	—	—	—	80	448
Third party management and leasing expenses	—	—	—	(2,143)	—	(2,143)
General and administrative expenses	—	—	—	—	(4,295)	(4,295)
Interest expense	—	—	—	—	(6,601)	(6,601)
Depreciation and amortization of non-real estate assets	—	—	—	—	(388)	(388)
Separation expenses	—	—	—	—	(15)	(15)
Other expenses	—	—	—	—	(790)	(790)
Loss on extinguishment of debt	—	—	—	—	(74)	(74)
Funds from operations from unconsolidated joint ventures	2,766	2,110	225	—	(2)	5,099
Income attributable to noncontrolling interests, excluding amounts related to gain on sale of depreciated investment properties	—	—	—	—	(611)	(611)
Benefit for income taxes from operations	—	—	—	—	180	180
Preferred stock dividends	—	—	—	—	(3,226)	(3,226)

Funds from operations available to common stockholders	$18,576	$7,136	$246	$1,157	$(12,806)	14,309

Real estate depreciation and amortization, including Company’s share of joint ventures						(15,420)
Noncontrolling interest related to gain on sale of depreciated investment properties						(1,581)
Gain on sale of depreciated investment properties						2,880

Net income available to common stockholders						$188

				CPS Third
				Party
				Management	For-Sale
Three Months Ended September 30, 2010	Office	Retail	Land	and Leasing	Multi-Family	Other	Total

Net operating income, including discontinued operations	$14,658	$5,262	$—	$—	$—	$1,092	$21,012
Fee income, net of reimbursed expenses	—	—	117	2,540	—	2,457	5,114
Residential lot, multi-family unit, tract and outparcel sales, net of cost of sales, including gain on sale of undepreciated investment properties	—	(1)	81	—	1,447	—	1,527
Other income	8	18	—	—	—	230	256
Third party management and leasing expenses	—	—	—	(1,938)	—	—	(1,938)
General and administrative expenses	—	—	—	—	—	(6,172)	(6,172)
Interest expense	—	—	—	—	—	(8,702)	(8,702)
Depreciation and amortization of non-real estate assets	—	—	—	—	—	(441)	(441)
Separation expenses						(202)	(202)
Other expenses	—	—	—	—	—	(909)	(909)
Loss on extinguishment of debt	—	—	—	—	—	(9,235)	(9,235)
Funds from operations from unconsolidated joint ventures	2,532	1,458	368	—	165	—	4,523
Income attributable to noncontrolling interests	—	—	—	—	—	(696)	(696)
Provision for income taxes from operations	—	—	—	—	—	(25)	(25)
Preferred stock dividends	—	—	—	—	—	(3,226)	(3,226)

Funds from operations available to common stockholders	$17,198	$6,737	$566	$602	$1,612	$(25,829)	886

Real estate depreciation and amortization, including Company’s share of joint ventures							(15,899)
Gain on sale of depreciated investment properties							6,631

Net loss available to common stockholders							$(8,382)

				CPS Third
				Party
				Management
Nine Months Ended September 30, 2011	Office	Retail	Land	and Leasing	Other	Total

Net operating income, including discontinued operations	$46,152	$15,607	$—	$—	$2,868	$64,627
Fee income, net of reimbursed expenses	—	—	105	7,536	5,875	13,516
Residential lot, outparcel and multi-family unit sales, net of cost of sales	—	50	57	—	2,177	2,284
Other income	1,185	34	—	—	386	1,605
Third party management and leasing expenses	—	—	—	(5,859)	—	(5,859)
General and administrative expenses	—	—	—	—	(17,828)	(17,828)
Interest expense	—	—	—	—	(21,503)	(21,503)
Impairment loss	—	—	—	—	(3,508)	(3,508)
Depreciation and amortization of non-real estate assets	—	—	—	—	(1,323)	(1,323)
Separation expenses	—	—	—	—	(193)	(193)
Other expenses	—	—	—	—	(2,324)	(2,324)
Loss on extinguishment of debt	—	—	—	—	(74)	(74)
Funds from operations from unconsolidated joint ventures	8,215	6,476	504	—	48	15,243
Income attributable to noncontrolling interests, excluding amounts related to gain on sale of depreciated investment properties	—	—	—	—	(1,873)	(1,873)
Benefit for income taxes from operations	—	—	—	—	217	217
Preferred stock dividends	—	—	—	—	(9,680)	(9,680)

Funds from operations available to common stockholders	$55,552	$22,167	$666	$1,677	$(46,735)	33,327

Real estate depreciation and amortization, including Company’s share of joint ventures						(46,735)
Noncontrolling interest related to gain on sale of depreciated investment properties						(1,581)
Gain on sale of depreciated investment properties, net						2,614

Net loss available to common stockholders						$(12,375)

				CPS Third
				Party
				Management	For-Sale
Nine Months Ended September 30, 2010	Office	Retail	Land	and Leasing	Multi-Family	Other	Total

Net operating income, including discontinued operations	$44,368	$18,775	$—	$—	$—	$2,240	$65,383
Fee income, net of reimbursed expenses	—	—	411	6,871	—	6,178	13,460
Residential lot, multi-family unit, tract and outparcel sales, net of cost of sales, including gain on sale of undepreciated investment properties	—	4,584	755	—	5,458	1,204	12,001
Other income	18	79	—	—	—	473	570
Third party management and leasing expenses	—	—	—	(6,162)	—	—	(6,162)
General and administrative expenses	—	—	—	—	—	(20,952)	(20,952)
Interest expense	—	—	—	—	—	(28,769)	(28,769)
Depreciation and amortization of non-real estate assets	—	—	—	—	—	(1,475)	(1,475)
Separation expenses	—	—	—	—	—	(303)	(303)
Other expenses	—	—	—	—	—	(4,773)	(4,773)
Impairment loss	—	—	—	—	(586)	—	(586)
Loss on extinguishment of debt	—	—	—	—	—	(9,827)	(9,827)
Funds from operations from unconsolidated joint ventures	7,374	4,823	2,049	—	327	—	14,573
Income attributable to noncontrolling interests	—	—	—	—	—	(1,806)	(1,806)
Benefit for income taxes from operations	—	—	—	—	—	1,107	1,107
Preferred stock dividends	—	—	—	—	—	(9,680)	(9,680)

Funds from operations available to common stockholders	$51,760	$28,261	$3,215	$709	$5,199	$(66,383)	22,761

Real estate depreciation and amortization, including Company’s share of joint ventures							(48,060)
Gain on sale of depreciated investment properties							6,749

Net loss available to common stockholders							$(18,550)

When reviewing the results of operations for the Company, management analyzes the following revenue and income items net of their related costs:
•	Rental property operations, including discontinued;

•	Reimbursements of third-party and joint venture personnel costs;

•	Residential, tract and outparcel sales;

•	Multi-family unit sales; and

•	Gains or losses on sales of investment properties.
These amounts are shown in the segment tables above in the same “net” manner as shown to management. Certain adjustments are required to reconcile the above segment information to the Company’s consolidated revenues, including adjusting for gains on sales of investment properties, as these gains are not presented within revenues in the Statements of Operations. The following table reconciles information presented in the tables above to the Company’s consolidated revenues (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net operating income, including discontinued operations	$21,375	$21,012	$64,627	$65,383
Plus rental property operating expenses, including discontinued operations	14,968	14,150	42,705	42,029
Fee income	5,343	5,114	13,516	13,460
Third party management and leasing expense reimbursements	2,098	2,184	6,555	7,132
Reimbursed expenses	1,866	1,392	4,749	4,649
Residential lot, outparcel, and multi-family unit sales, net of cost of sales, including gain on sale of undepreciated investment properties	7	1,527	2,284	12,001
Less gain on sale of undepreciated investment properties not included in revenues	—	1	—	(1,698)
Plus residential lot, multi-family unit and outparcel cost of sales	158	5,739	2,790	29,188
Net operating income from discontinued operations not included in revenues	(1,075)	(1,322)	(3,238)	(6,782)
Other income	448	256	1,605	570
Other income — discontinued operations	—	(11)	(88)	(30)

Total consolidated revenues	$45,188	$50,042	$135,505	$165,902

9. PROPERTY TRANSACTIONS AND INFORMATION
In September 2011, the Company sold One Georgia Center, a 376,000 square foot office building in Atlanta, Georgia. The sales price was $48.6 million and a gain of $2.8 million was recognized on the sale. In conjunction with the sale, the Company recorded $1.6 million in expense related to the partner’s noncontrolling interest in the property which is included in Net Income Attributable to Noncontrolling Interests on the Statement of Operations. In February 2011, the Company sold Jefferson Mill Business Park Building A, a 459,000 square foot industrial property in suburban Atlanta, Georgia, for $22.0 million. In October 2010, the Company sold 8995 Westside Parkway, a 51,000 square foot office building in suburban Atlanta, Georgia. The results of operations for 8995 Westside Parkway are included in the table below, although no gain from the sale is reflected as the sale occurred in the fourth quarter of 2010. In July 2010, the Company sold San Jose MarketCenter, a 213,000 square foot retail center in San Jose, California.
The combined results of these properties’ operations and any gains or losses on sale are included in Discontinued Operations in the Statements of Operations for all periods presented. The components of these items for the three and nine months ended September 30, 2011 and 2010 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Rental property revenues	$2,273	$2,538	$6,428	$11,222
Other income	—	11	88	30
Rental property operating expenses	(1,198)	(1,216)	(3,190)	(4,440)
Depreciation and amortization	(478)	(881)	(1,973)	(3,361)

Income from discontinued operations	$597	$452	$1,353	$3,451

Gain (loss) on sale of investment properties:
One Georgia Center	$2,821	$—	$2,821	$—
Jefferson Mill Business Park Building A	—	—	(394)	—
San Jose MarketCenter	—	6,572	10	6,572

	$2,821	$6,572	$2,437	$6,572

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview:
Cousins Properties Incorporated (“Cousins”), a Georgia corporation, is a self-administered and self-managed real estate investment trust (“REIT”). Cousins Real Estate Corporation (“CREC”) is a taxable entity wholly-owned by and consolidated with Cousins. CREC owns, develops, and manages its own real estate portfolio and performs certain real estate related services for other parties.
Cousins, CREC and their subsidiaries (collectively, the “Company”) develop, manage and own office, retail, industrial and residential real estate projects. As of September 30, 2011, the Company’s portfolio of real estate assets consisted of interests in 7.0 million square feet of office space, 4.8 million square feet of retail space, 1.5 million square feet of industrial space, and two projects under development. The Company also had interests in both commercial and residential land tracts held for investment or future development, as well as single-family lots in residential projects. The Company also provides leasing and/or management services to approximately 12.7 million square feet of office and retail space owned by third parties.
During the quarter, in its portfolio, the Company leased or renewed 420,000 square feet of office space and 367,000 square feet of retail space in a still-challenged leasing environment. While base rents for office space have deteriorated only marginally in the recent economic downturn, concessions in the form of free rent and tenant allowances have increased significantly. In the Atlanta market, rates and concessions have stabilized, but management does not believe that there will be significant improvement until employment recovers. The Company’s North Carolina markets are mixed, as they are being negatively impacted by employment contraction in the banking sector, but positively impacted by the region’s exposure to the education, technology and health services industries. The Company’s Texas markets, by contrast, have experienced positive job growth and lease absorption, resulting in a decrease in lease concessions and an increase in rental rates. With respect to retail leasing, the Company experienced base rental rate erosion, an increase in the number of leases paying percentage rent in lieu of base rent, and higher allowances for tenant construction during the downturn. Recently, the Company has seen an improvement in tenant sales and a modest increase in expansion plans by some national retailers. As a result, terms for new leases executed in the current quarter were generally more traditional in nature as they predominately included standard base rent clauses and tenant construction allowances more in line with the structure of those seen prior to the downturn, although at lower rental rates. Management expects this trend to carry forward provided consumer confidence and associated consumer spending in each of its submarkets improves.
In the second quarter of 2011, the Company began constructing its first development project since 2007 with the formation of a joint venture to develop Emory Point, the first phase of a mixed-use project that is expected to contain 443 apartment units and 80,000 square feet of retail space at a location adjacent to Emory University and the Centers for Disease Control in Atlanta, Georgia. In the third quarter of 2011, the Company began development of Mahan Village, a 147,000 square foot retail center in Tallahassee, Florida. The Company is actively pursuing other development and acquisition opportunities in the Southeastern United States, one or more of which could occur during the remainder of 2011.
In the third quarter of 2011, the Company sold One Georgia Center, a 376,000 square foot office building in Atlanta, Georgia. Also, the Company, mainly through joint ventures in which it has an ownership interest, sold 126 residential lots in the quarter, primarily in its Texas projects. The Texas residential markets continue to outperform those in Georgia and Florida, and management expects this trend to continue for the remainder of 2011.
Management currently plans to continue its strategy of selling its non-strategic land, residential lot and industrial holdings and could sell one or more of its existing operating assets in the remainder of 2011 in order to fund its investment activities.
Results of Operations:
Rental Property Revenues. Rental property revenues increased approximately $1.4 million (4%) and $3.5 million (3%) in the three and nine month 2011 periods compared to the same 2010 periods, respectively, due to:
•
Increase of $487,000 and $457,000 in the three and nine month periods, respectively, at Terminus 100 due in part to an increase in average economic occupancy from 94% for the nine month 2010 period to 97% for the nine month 2011 period, to an increase in parking revenues and to an increase in recoveries of certain operating expenses;

•
Increase of $243,000 and $686,000 in the three and nine month periods, respectively, at the American Cancer Society Center, as a result of an increase in average economic occupancy from 85% for the nine month 2010 period to 90% for the nine month 2011 period;

•
Increase of $530,000 and $1.5 million in the three and nine month periods, respectively, at The Avenue Forsyth, as a result of an increase in average economic occupancy from 69% to 72%, and as a result of higher revenues from the elimination of certain co-tenancy contingencies in the 2011 periods; and

•
Increase of $234,000 and $982,000 in the three and nine month periods, respectively, at 191 Peachtree Tower, as a result of an increase in average economic occupancy from 73% for the 2010 nine month period to 76% for the nine month 2011 period, and due to an increase in tenant recovery revenues relating to utility reimbursements and adjustments of prior year expenses.

Fee Income. The Company generates fee income generally through the leasing, management and development of properties owned by joint ventures in which the Company has an ownership interest and from certain other third party owners. Fee income decreased approximately $57,000 (1%) and $509,000 (5%) in the three and nine month 2011 periods, respectively, compared to the same 2010 periods. Within the Fee Income line item, leasing fees decreased $335,000 and $652,000 in the three and nine month 2011 periods, respectively, mainly due to high levels of leasing occurring at the MSREF/Terminus 200 LLC (“MSREF/T200”) venture during 2010, partially offset by a fee received from the Ten Peachtree Place Associates venture in 2011. Management fees were relatively unchanged between the three and nine month 2011 and 2010 periods. Development fees increased approximately $276,000 and $376,000 for the three and nine month 2011 periods, respectively, compared to the same 2010 periods, primarily the result of increased 2011 activity at certain development projects and to an increase in the management of tenant build-out at MSREF/T200.
Third Party Management and Leasing Revenues and Expenses. Third party management and leasing revenues represent revenues and expense reimbursements from the Company’s wholly-owned subsidiary, Cousins Properties Services (“CPS”), which performs management and leasing for certain third party owned office properties. These revenues increased approximately $674,000 (14%) and $88,000 (1%) between the three and nine month 2011 and 2010 periods, respectively. The increases in the three and nine month periods are the result of higher leasing fees, although the increase in the nine month period is partially offset by lower management fees. Leasing fees fluctuate based on the rollover activity at the underlying individual properties and on the overall supply and demand for leased office space within individual markets. Management fees fluctuate based on the number and size of the properties within the CPS portfolio. The related expenses of CPS increased approximately $119,000 (3%) in the three month 2011 period due mainly to higher leasing commission expenses correlating to the activity in leasing fees. The expenses for CPS decreased approximately $880,000 (7%) between the nine month 2011 and 2010 periods primarily as a result of the recognition of bad debt expense of $466,000 in the 2010 period related to a management contract that was prematurely terminated by a customer.
Other Income. Other income increased $203,000 and $977,000 between the three and nine month 2011 and 2010 periods, respectively, primarily due to an increase in termination fee income between the periods.
Multi-family Residential Unit Sales and Cost of Sales. Multi-family residential unit sales, net of cost of sales, decreased $1.4 million and $3.3 million between the three and nine month 2011 and 2010 periods, respectively. These decreases are due to the closing of 18 and 61 condominium units in the three and nine month 2010 periods, respectively, at the 10 Terminus Place and 60 North Market projects. The Company did not close any condominiums in the three month 2011 period and closed five condominiums in the nine month 2011 period. There are no residential units remaining for sale as of September 30, 2011.
Residential Lot and Outparcel Sales and Cost of Sales. Residential lot and outparcel sales, net of cost of sales, decreased approximately $4.7 million between the nine month 2011 and 2010 periods because there were no outparcel sales in 2011, compared to eight in 2010.

General and Administrative Expense (“G&A”). G&A expense decreased approximately $1.9 million (30%) and $3.1 million (15%) between the three and nine month 2011 and 2010 periods, respectively, primarily as a result of the following:
•
Decrease in employee salaries and benefits, other than stock-based compensation, of approximately $612,000 and $1.2 million between the three and nine month 2011 and 2010 periods, respectively, primarily due to a decrease in the number of Company employees and a change in the Company’s employee retirement plan funding;

•
Decrease in expense related to stock-based compensation of approximately $1.3 million and $1.1 million between the three and nine month 2011 and 2010 periods, respectively, primarily due to a decrease in the valuation of stock-based awards, resulting mainly from a drop in the Company’s stock price between the periods;

•
Decrease in employee salaries and benefits resulting from higher capitalized personnel costs of approximately $246,000 between the nine month 2011 and 2010 periods. The Company capitalizes salaries and benefits of personnel who work on qualified development projects or on leases that have been either executed or are probable of being executed. There were lower capitalized salaries of $468,000 in the three month 2011 period compared to the same 2010 period. The amount of probable development projects and the number of leases executed fluctuates from period to period, and therefore, the amounts capitalized change;

•
Increase of $347,000 between the nine month 2011 and 2010 periods in board of director’s expenses, mainly due to a change in director compensation in 2011 (there was no significant three month change); and

•	Decrease of $73,000 and $233,000 in the three and nine month periods, respectively, due to a decrease in professional fees.
Interest Expense. Interest expense decreased approximately $2.1 million (24%) and $7.1 million (25%) in the three and nine month 2011 periods compared to the same 2010 periods, respectively. This decrease is partially due to lower average debt outstanding of approximately $17 million and $61 million in the three and nine month 2011 periods, respectively. Overall, debt was reduced using proceeds from multi-family residential unit and operating property sales in 2010 and 2011. In addition, interest expense decreased as a result of the termination of two interest rates swaps in 2010 which had effectively fixed certain variable-rate debt at a rate higher than the variable rate paid in 2011, and from the Terminus 100 mortgage note payable, which was refinanced in 2010 at a lower interest rate and a $40.0 million reduction in principal.
Other Expense. Other expense decreased approximately $119,000 (13%) and $2.4 million (51%) in the three and nine month 2011 periods compared to the same 2010 periods, respectively. In the nine month 2010 period, the Company recognized expense of approximately $1.9 million related to the abandonment of a predevelopment project. No predevelopment projects were similarly written off in 2011. Additionally, the Company incurred approximately $860,000 more in property taxes and other holding costs related to its developed and unsold multi-family residential projects in the nine month 2010 period.
Impairment Loss. In the first quarter of 2011, the Company recorded an impairment loss of $3.5 million on its investment in Verde Realty, a cost method investment. In the second quarter of 2010, the Company recorded an impairment loss of $586,000 related to its 60 North Market condominium project.
Depreciation and Amortization. Depreciation and amortization decreased approximately $224,000 (2%) and $784,000 (2%) in the three and nine month 2011 and 2010 periods, respectively, primarily due to accelerated amortization in 2010 of tenant assets for retail tenants who terminated their leases prior to the originally scheduled end date. Partially offsetting this decrease was an increase in depreciation expense during 2011 at several properties due to increased occupancy and an increase in depreciation expense at 555 North Point Center East, as a tenant terminated its lease early and the amortization of the related tenant improvements was accelerated.
Loss on Extinguishment of Debt and Interest Rate Swaps. In 2010, the Company repaid a $100 million term facility and terminated a related interest rate swap, resulting in a $9.2 million payment to the swap’s counterparty. In addition, in 2010 the Company modified its Credit Facility and, as a result, charged $592,000 of unamortized loan closing costs to expense. In 2011, the Company prepaid the Lakeshore Park Plaza mortgage note and as a result, charged $74,000 of unamortized loan closing costs to expense.

Benefit for Income Taxes from Operations. Benefit for income taxes from operations decreased $890,000 between the nine month 2011 and 2010 periods, and there was no significant change in the three month periods. In 2010, the Company recognized a tax benefit for certain net operating loss carrybacks, with no corresponding benefit in the 2011 period.
Income from Unconsolidated Joint Ventures. Income from unconsolidated joint ventures increased approximately $481,000 (22%) and decreased $25,000 in the three and nine month 2011 periods compared to the same 2010 periods, respectively, due to the following (all amounts discussed reflect the Company’s share of joint venture income based on its ownership interest in each joint venture):
•
Decrease in income from Temco Associates, LLC (“Temco”) of approximately $597,000 between the nine month 2011 and 2010 periods primarily due to receipt of additional proceeds in 2010 from a property sold in a prior year, as well as a reduction in real estate tax expense recognized during 2010. There were no significant changes in income from Temco between the three month 2011 and 2010 periods;

•
Decrease in income from CL Realty, L.L.C. of $654,000 between the nine month 2011 and 2010 periods, as a result of a $250,000 impairment charge recognized in 2011, a decrease in oil and gas revenues and a decrease in net profits from lot sales. There were no significant changes in income from CL Realty, L.L.C. between the three month 2011 and 2010 periods;

•
Decrease in income of approximately $356,000 between the nine month 2011 and 2010 periods from CF Murfreesboro Associates, mainly due to the amendment of this venture’s construction facility in June 2010 at a higher interest rate;

•	Increase in loss of approximately $418,000 between the nine month 2011 and 2010 periods from MSREF/T200 as this venture was formed in the second quarter of 2010;
•
Increase in income of approximately $612,000 and $1.8 million in the three and nine month 2011 and 2010 periods, respectively, from Cousins Watkins LLC, as this joint venture was formed at the end of 2010; and

•
Increase in income of approximately $165,000 and $481,000 in the three and nine month 2011 and 2010 periods, respectively, from Palisades West LLC, as the average economic occupancy at the office buildings owned by this joint venture increased from 92% in the nine month 2010 period to 97% for the nine month 2011 period.

Gain on Sale of Investment Properties. Gain on sale of investment properties (excluding discontinued operations) decreased $1.7 million between the nine month 2011 and 2010 periods, and did not change between the three month 2011 and 2010 periods. The Company sold Glenmore Garden Villas, a townhome project in Charlotte, North Carolina, and three land tracts in the nine month 2010 period. There were no investment property sales, other than those which qualified as discontinued operations, in the 2011 periods.
Income (Loss) from Discontinued Operations. In September 2011, the Company sold One Georgia Center, a 376,000 square foot office building in Atlanta, Georgia, for a sales price of $48.6 million, which corresponded to a capitalization rate of approximately 8%. In February 2011, the Company sold Jefferson Mill Business Park Building A, a 459,000 square foot industrial property in suburban Atlanta, Georgia, for a sales price of $22.0 million and a capitalization rate of approximately 7%. In 2010, the Company sold San Jose MarketCenter, a 213,000 square foot retail center in San Jose, California for a sales price of $85.0 million and a capitalization rate of approximately 8%, and sold 8995 Westside Parkway, a 51,000 square foot office building in suburban Atlanta, Georgia for $3.2 million. The capitalization rate of 8995 Westside Parkway was not a significant determinant of the sales price because this building had no leases at the time of sale. Capitalization rates are generally calculated by dividing projected annualized cash flows by the sales price. The number, size and timing of the asset sales which qualify as discontinued operations change from period to period, causing the fluctuation of the amounts in discontinued operations.
Net Income Attributable to Noncontrolling Interests. The Company consolidates certain entities and allocates the partner’s share of those entities’ results to Net Income Attributable to Noncontrolling Interests on the Statement of Operations. The noncontrolling interests’ share of the Company’s net income increased $1.5 million and $1.6 million in the three and nine month 2011 periods, respectively, compared to the same 2010 periods. In the third quarter of 2011, approximately $1.6 million of the gain on sale from the One Georgia Center sale was allocated to the noncontrolling partner in the entity which owned the property, causing the increase.

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
FFO is used by industry analysts and investors as a supplemental measure of a REIT’s operating performance. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, many industry investors and analysts have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. Thus, NAREIT created FFO as a supplemental measure of REIT operating performance that excludes historical cost depreciation, among other items, from GAAP net income. The use of FFO, combined with the required primary GAAP presentations, has been fundamentally beneficial, improving the understanding of operating results of REITs among the investing public and making comparisons of REIT operating results more meaningful. Company management evaluates operating performance in part based on FFO. Additionally, the Company uses FFO, along with other measures, to assess performance in connection with evaluating and granting incentive compensation to its officers and other key employees. The reconciliation of net income (loss) available to common stockholders to FFO is as follows for the three and nine months ended September 30, 2011 and 2010 (in thousands, except per share information):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net Income (Loss) Available to Common Stockholders	$188	$(8,382)	$(12,375)	$(18,550)
Depreciation and amortization:
Consolidated properties	12,891	13,115	38,310	39,094
Discontinued properties	478	881	1,973	3,361
Share of unconsolidated joint ventures	2,444	2,349	7,790	7,097
Depreciation of furniture, fixtures and equipment:
Consolidated properties	(388)	(441)	(1,323)	(1,470)
Discontinued properties	—	—	—	(5)
Share of unconsolidated joint ventures	(5)	(5)	(15)	(17)
Gain on sale of investment properties:
Consolidated	(59)	(58)	(177)	(1,875)
Discontinued properties, net of noncontrolling interest	(1,240)	(6,572)	(856)	(6,572)
Gain (loss) on sale of undepreciated investment properties	—	(1)	—	1,698

Funds From Operations Available to Common Stockholders	$14,309	$886	$33,327	$22,761

Per Common Share — Basic and Diluted:

Net Income (Loss) Available	$.00	$(.08)	$(.12)	$(.18)

Funds From Operations	$.14	$.01	$.32	$.23

Weighted Average Shares — Basic	103,715	101,893	103,631	100,995

Weighted Average Shares — Diluted	103,718	101,893	103,642	100,995

Liquidity and Capital Resources:
The Company’s primary liquidity sources are:
•	Cash from operations;

•	Borrowings under its Credit Facility;

•	Mortgage notes payable;

•	Proceeds from common and preferred equity offerings;

•	Joint venture formations; and

•	Sales of assets.
The Company’s primary liquidity uses are:
•	Corporate expenses;

•	Expenditures on predevelopment and development projects;

•	Payments of tenant improvements and other leasing costs;

•	Principal and interest payments on debt obligations;

•	Dividends to common and preferred stockholders; and

•	Property investments.
Financial Condition
During 2010 and 2011, the Company improved its financial position by reducing leverage, extending maturities, replacing higher cost mortgage notes with lower cost financing and modifying the credit facility, all of which increased overall financial flexibility. The Company has no debt maturities for the remainder of 2011. The Company expects to fund its debt maturities and other commitments over the next 12 months with cash flows from operations, borrowings under its Credit Facility, borrowings under new or renewed mortgage loans and proceeds from the sale of assets. The Company also anticipates entering into a new credit facility prior to the maturity date of its existing Credit Facility, and may also seek additional capital to fund its activities, which could include joint venture equity from third parties and/or the issuance of common or preferred equity.
If opportunities arise, the Company may acquire operating, development or redevelopment projects in the remainder of 2011, or make other investments. The Company currently has commitments under existing leases to fund tenant improvements and anticipates additional tenant costs in 2011 based on lease-up expectations, which would increase the use of cash.
Contractual Obligations and Commitments
At September 30, 2011, the Company was subject to the following contractual obligations and commitments (in thousands):

	Total	1 Year	1-3 Years	3-5 Years	5 years
Contractual Obligations:
Company debt:
Unsecured Credit Facility and construction loan	$119,801	$119,800	$1	$—	$—
Mortgage notes payable	342,333	28,828	9,524	24,039	279,942
Interest commitments (1)	145,023	22,204	36,353	34,634	51,832
Ground leases	14,895	101	209	221	14,364
Other operating leases	1,359	619	545	146	49

Total contractual obligations	$623,411	$171,552	$46,632	$59,040	$346,187

Commitments:
Estimated development commitments	$15,901	$15,217	$612	$72	$—
Unfunded tenant improvements and other	15,612	15,262	350	—	—
Letters of credit	2,105	2,105	—	—	—
Performance bonds	935	921	14	—	—

Total commitments	$34,553	$33,505	$976	$72	$—

(1)	Interest on variable rate obligations is based on rates effective as of September 30, 2011.

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
The Company’s Credit Facility bears interest at the London Interbank Offered Rate (“LIBOR”) plus a spread, based on the Company’s leverage ratio, as defined in the Credit Facility. At September 30, 2011, the spread over LIBOR under the Credit Facility was 2.0%. The amount that the Company may draw under the Credit Facility is a defined calculation based on the Company’s unencumbered assets and other factors. Total borrowing capacity under the Credit Facility was $350 million at September 30, 2011. In August 2011, the Company exercised the one-year extension option under the Credit Facility, which changed the maturity date to August 29, 2012.
On June 28, 2011, EP I LLC (“EP I”) was formed between the Company, with a 75% ownership interest, and Lion Gables Realty Limited Partnership (“Gables”), with a 25% ownership interest, for the purpose of developing and operating Emory Point, the first phase of a mixed-used property in Atlanta, Georgia. Upon formation, EP I entered into a construction loan agreement, secured by the project, to provide for up to $61.1 million to fund construction. The venture may select from two interest rate options, as defined in the loan agreement, which are based on floating-rate indices plus a spread. At September 30, 2011, the interest rate on the loan was 2.09%. The loan matures June 28, 2014 and may be extended for two, one-year periods if certain conditions are met. The Company and Gables will guarantee up to approximately $11.5 million and $3.8 million of the construction loan, respectively. These guarantees may be eliminated after project completion, based on certain covenants.
On September 12, 2011, the Company, formed Mahan Village LLC (“Mahan”), a consolidated entity where a partner has a noncontrolling interest, to construct Mahan Village, a 147,000 square foot retail center in Tallahassee, Florida. Mahan entered into a construction loan agreement, secured by the project, to provide for up to approximately $15.0 million to fund construction. The debt contains two interest rate options, as defined in the loan agreement, which are based on floating-rate indices plus a spread. The loan matures September 12, 2014, and may be extended for two, one-year periods if certain conditions are met. The Company guarantees up to 25% of the construction loan, which may be eliminated after project completion, based on certain covenants.
On June 1, 2011, the Company prepaid, without penalty, the 333/555 North Point Center East mortgage note. On July 1, 2011, the Company prepaid, without penalty, the Lakeshore Park Plaza mortgage note. On August 10, 2011, the Company repaid in full the 600 University Park Place mortgage note upon its maturity.
The Company was released of its obligation under the Handy Road Associates, LLC mortgage note through foreclosure in May 2011.
Future Capital Requirements
The Company’s mortgage debt is primarily non-recourse, fixed-rate mortgage notes secured by various real estate assets. Some of the Company’s non-recourse mortgages contain covenants which, if not satisfied, could result in acceleration of the maturity of the debt. The Company generally expects that it will either refinance the non-recourse mortgages at maturity or repay the mortgages with proceeds from other financings. As of September 30, 2011, the weighted average interest rate on the Company’s consolidated debt was 4.89%, and the Company’s consolidated debt to total market capitalization ratio was 37.4%.
The Company expects operations and/or sales of assets and amounts available under the Credit Facility to be the primary funding sources for current contractual obligations and commitments. The Company may also fund its commitments by obtaining long-term mortgage debt on some of its unencumbered assets, to the extent available and with acceptable terms, or by forming new joint ventures.

The Company may generate capital through the issuance of securities that include common or preferred stock, warrants, debt securities or depositary shares. The Company has an active shelf registration statement which allows for the issuance of up to $500 million of such securities, of which $482 million remains to be drawn as of September 30, 2011. Management will continue to evaluate all public equity sources and select the most appropriate options as capital is required.
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
Cash Flows
The reasons for significant increases and decreases in cash flows between the periods are as follows:
Cash Flows from Operating Activities. Cash flows from operating activities decreased approximately $22.9 million between the nine month 2011 period and the corresponding 2010 period due to the following:
•
Cash flows decreased $18.4 million from multi-family unit sales, due to a decrease in the number of units sold at both the Company’s 10 Terminus and 60 North Market condominium projects. There are no multi-family units for sale as of September 30, 2011;

•	Cash flows decreased $930,000 from residential lot sales due to a decrease in the number of lots sold between the periods;
•	Cash flows decreased $12.4 million in net proceeds from outparcel sales. There were no outparcel sales in 2011, compared to eight outparcel sales in 2010;
•	Cash flows decreased $2.9 million from a decrease in income taxes refunded between the periods;
•	Cash flows decreased $4.7 million for incentive compensation awards. In 2011, $4.7 million of cash incentive compensation awards were paid compared to none in 2010;
•	Partially offsetting these decreases was an increase of $7.4 million due to a reduction in interest paid as a result of lower average borrowings outstanding in 2011; and
•	Cash flows also increased $9.2 million as a result of the payment of a fee for the interest rate swap termination in the 2010 period, which further offset these decreases.
Cash Flows from Investing Activities. Net cash provided by investing activities decreased approximately $1.1 million between the nine month 2011 period and the corresponding 2010 period, due to the following:
•
Cash flows decreased $29.1 million from proceeds from the sale of investment properties. In 2011, the Company sold One Georgia Center and Jefferson Mill for net proceeds of approximately $48.2 million and $21.4 million, respectively. In 2010, the Company sold San Jose MarketCenter, Glenmore Garden Villas and three tracts of land for net proceeds of approximately $98.7 million;

•
Cash flows decreased $8.3 million due to an increase in property acquisition and development and tenant asset expenditures, mainly due to the commencement of construction of the Mahan Village project in the third quarter 2011;

•
Cash flows decreased $5.5 million from contributions to joint ventures, mainly related to $11.0 million contributed to the EP I joint venture that was formed in the second quarter of 2011. In the 2010 period, the Company contributed $4.0 million to the CP Venture IV entities for its share of a maturing note payable, and contributed $2.7 million for the formation of the MSREF/T200 joint venture;

•	Cash flows increased $17.3 million due to the payment of a debt guarantee in 2010 related to the old Terminus 200 LLC joint venture; and
•
Cash flows increased $24.0 million from restricted cash. Under the loan agreement for The ACS Center, reserves are required for future tenant improvement costs. In the 2010 period, the Company funded approximately $11.9 million of these reserves. In the 2011 period, $10.0 million of these funds were released for the payment of tenant improvement costs under new leases.

Cash Flows from Financing Activities. Net cash used in financing activities decreased approximately $22.2 million between the nine month 2011 period and the corresponding 2010 period, due to the following:
•
Cash flows increased $84.8 million between 2011 and 2010 from net proceeds from the Credit Facility. In the 2010 period, the Company repaid the $100 million Term Facility mainly using proceeds from the sale of San Jose MarketCenter, offset by additional borrowings to pay the fee on the interest rate swap termination and the payment of the Terminus 200 LLC debt guarantee. In the 2011 period, the Company borrowed approximately $56.2 million to prepay the 333/555 North Point Center East, the Lakeshore Park Plaza and the 600 University Park Place mortgage notes. Offsetting these borrowings were repayments in the 2011 period with the proceeds from property sales;

•
Cash flows decreased $25.9 million from the repayment of notes payable. In 2011, the Company prepaid the 333/555 North Point Center East mortgage note for $26.4 million, the Lakeshore Park Plaza mortgage note for $17.5 million and the 600 University Park Place mortgage note for $12.3 million. In 2010, the Company prepaid the Meridian Mark Plaza mortgage note for $22.0 million and repaid the $8.7 million Glenmore Garden Villas note in conjunction with its sale;

•	Cash flows decreased $27.0 million from the proceeds of other notes payable due to the issuance of a new mortgage note at Meridian Mark Plaza in the 2010 period;
•
Cash flows decreased $4.9 million from common dividends paid. The 2011 quarterly dividends were $0.045 per share paid all in cash. The 2010 quarterly dividends were $0.09 per share paid in a combination of cash and stock; and

•
Cash flows decreased $5.3 million from distributions to noncontrolling interests, as the Company distributed approximately $5.1 million to the partner in Jefferson Mill for its share of proceeds from the sale.

Capital Expenditures. The Company incurs costs related to its real estate assets that include acquisition of undeveloped land, development and construction, redevelopment of existing properties, leasing costs for tenants, and ongoing property repairs and maintenance. In addition, the Company may purchase existing operating properties.
Capital expenditures for certain types of real estate are categorized as operating activities in the Statements of Cash Flows, such as those for the development of residential lots, retail outparcels and for-sale multi-family residential projects. During the nine months ended September 30, 2011 and 2010, the Company incurred $818,000 and $1.7 million, respectively, in residential project expenditures. The Company does not anticipate entering into any new residential or for-sale, multi-family projects in the near term, and upcoming expenditures are anticipated to be used to complete current projects in inventory.
Capital expenditures for other types of real estate, mainly office and retail assets the Company develops, holds and operates, are included in property acquisition and development and tenant asset expenditures as an investing activity in the Statements of Cash Flows. Amounts accrued are removed from the table below to show the components of these costs on a cash basis. These costs for the nine months ended September 30, 2011 and 2010 are as follows (in thousands):

	Nine Months Ended September 30,
	2011	2010

Development	$8,235	$—
Redevelopment — building improvements	5,017	3,838
Redevelopment — leasing costs	3,078	4,890
Operating — building improvements	708	2,265
Operating — leasing costs	15,701	16,009
Capitalized interest	19	—
Capitalized salaries	1,002	1,256
Accrued capital adjustment	940	(1,903)

Total property acquisition and development expenditures	$34,700	$26,355

Capital expenditures increased in 2011 mainly due to the commencement of construction in the third quarter of 2011 of the Mahan Village project. Tenant improvements and leasing costs as well as capitalized personnel costs are a function of the number and size of newly executed leases or renewals of existing leases. The amount of tenant improvement and leasing costs on a per square foot basis varies by lease and by market. Tenant improvement and leasing costs per square foot have increased during recent periods, but amounts have stabilized overall and are decreasing in some of the Company’s markets. Given the level of expected leasing and renewal activity, in future periods, management expects tenant improvements and leasing costs to remain consistent with or greater than that experienced in the first nine months of 2011.
Dividends. The Company paid cash common and preferred dividends of $23.7 million and $18.8 million during the nine months ended September 30, 2011 and 2010, respectively, which it funded with cash provided by operating activities. The 2011 common stock dividends were paid all in cash, and the 2010 common stock dividends were paid in a combination of cash and common stock. The total value of the common dividends paid in the 2010 period totaled $27.2 million. The Company currently intends to pay future dividends in cash, and expects to fund its quarterly distributions to common and preferred stockholders with cash provided by operating activities, proceeds from investment property sales, distributions from unconsolidated joint ventures, and indebtedness, if necessary.
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
Off Balance Sheet Arrangements
General. The Company has a number of off balance sheet joint ventures with varying structures, as described in Note 4 of the Company’s Annual Report on Form 10-K. Most of the joint ventures in which the Company has an interest are involved in the ownership, acquisition and/or development of real estate. A venture will fund capital requirements or operational needs with cash from operations or financing proceeds, if possible. If additional capital is deemed necessary, a venture may request a contribution from the partners, and the Company will evaluate such request. In particular, the Company anticipates approximately $16.7 million in additional equity to fund project construction of the first phase at the EP I joint venture. Additionally, in July 2011, a large lease was signed at Ten Peachtree Place Associates, and the Company estimates contributions of approximately $6.3 million will be needed to fund tenant asset costs in this venture. Except as previously discussed, based on the nature of the activities conducted in these ventures, management cannot estimate with any degree of accuracy amounts that the Company may be required to fund in the short or long-term. However, management does not believe that additional funding of these ventures will have a material adverse effect on its financial condition or results of operations.
Debt. At September 30, 2011, the Company’s share of unconsolidated joint venture debt to third parties was approximately $162.0 million. These loans are generally mortgage or construction loans, most of which are non-recourse to the Company, except as described in the paragraph below. In addition, in certain instances, the Company provides “non-recourse carve-out guarantees” on these non-recourse loans. Certain of these loans have variable interest rates, which creates exposure to the ventures in the form of market risk to interest rate changes. At September 30, 2011, approximately $29.1 million of the loans at unconsolidated joint ventures were recourse to the Company.
CF Murfreesboro Associates (“CF Murfreesboro”), of which the Company owns 50%, has a $113.2 million facility that matures on July 20, 2013, and $99.8 million was drawn at September 30, 2011. The Company has a $26.2 million repayment guarantee on the loan.
The Company guarantees 25% of two of the four outstanding loans at the Cousins Watkins LLC joint venture, which owns four retail shopping centers. The loans have a total capacity of $16.3 million, of which the Company guarantees $4.1 million. At September 30, 2011, the Company guaranteed $2.9 million, based on current amounts outstanding under these loans.
The Company guarantees repayment of 18.75% of the outstanding balance of the EP I construction loan, which has a maximum available of $61.1 million, equaling a total guarantee of approximately $11.5 million. This guarantee may be eliminated after project completion, based on certain covenants. The amount outstanding under this loan is minimal as of September 30, 2011.

Bonds. The unconsolidated joint ventures also had performance bonds of $426,000 at September 30, 2011, which the Company guarantees through an indemnity agreement with the bond issuer. These performance bonds relate to construction projects at the retail center owned by CF Murfreesboro.
Critical Accounting Policies
There have been no material changes in the Company’s critical accounting policies from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes in the market risk associated with the Company’s notes payable at September 30, 2011 compared to that as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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
The repurchase plan expired on May 9, 2011 and was not extended or replaced. During the third quarter of 2011, the Company did not repurchase any common or preferred shares.

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

3.2		Bylaws of the Registrant, as amended and restated June 6, 2009, filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 8, 2009, and incorporated herein by reference.

11		Computation of Per Share Earnings*

31.1	**	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	**	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	**	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	**	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	**
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

*	Data required by ASC 260, “Earnings per Share,” is provided in Note 3 to the Condensed Consolidated financial statements included in this report.

**	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COUSINS PROPERTIES INCORPORATED
/s/ Gregg D. Adzema
Gregg D. Adzema
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)
November 2, 2011