Form 10-K
period 2011-12-31
COUSINS PROPERTIES INC
filed 2012-02-21
CIK 25232

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 001-11312

COUSINS PROPERTIES INCORPORATED

(Exact name of registrant as specified in its charter)

Georgia	58-0869052
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

191 Peachtree Street NE, Suite 500, Atlanta, Georgia	30303-1740
(Address of principal executive offices)	(Zip Code)

(404) 407-1000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of Exchange on which registered
Common Stock ($1 par value)	New York Stock Exchange

7.75% Series A Cumulative Redeemable Preferred Stock ($1 par value)	New York Stock Exchange

7.50% Series B Cumulative Redeemable Preferred Stock ($1 par value)	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2011, the aggregate market value of the common stock of Cousins Properties Incorporated held by non-affiliates was $763,722,037 based on the closing sales price as reported on the New York Stock Exchange. As of February 14, 2012, 104,142,932 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement for the annual stockholders meeting to be held on May 8, 2012 are incorporated by reference into Part III of this Form 10-K.

FORWARD-LOOKING STATEMENTS

Certain matters contained in this report are “forward-looking statements” within the meaning of the federal securities laws and are subject to uncertainties and risks, as itemized in Item 1A included in this Form 10-K. These forward-looking statements include information about possible or assumed future results of the Company’s business and the Company’s financial condition, liquidity, results of operations, plans and objectives. They also include, among other things, statements regarding subjects that are forward-looking by their nature, such as:

•	the Company’s business and financial strategy;

•	the Company’s ability to obtain future financing arrangements;

•	future investments and future dispositions of assets;

•	the Company’s understanding of its competition and its ability to compete effectively;

•	projected operating results;

•	market and industry trends;

•	estimates relating to future distributions;

•	projected capital expenditures; and

•	interest rates.

The forward-looking statements are based upon management’s beliefs, assumptions and expectations of the Company’s future performance, taking into account information currently available. These beliefs, assumptions and expectations may change as a result of many possible events or factors, not all of which are known. If a change occurs, the Company’s business, financial condition, liquidity and results of operations may vary materially from those expressed in forward-looking statements. Actual results may vary from forward-looking statements due to, but not limited to, the following:

•	availability and terms of capital and financing, both to fund operations and to refinance indebtedness as it matures;

•	failure of purchase, sale or other contracts to ultimately close;

•	the availability of buyers and adequate pricing with respect to the disposition of assets, including certain residential and land holdings relating to the Company’s change in strategy;

•	risks and uncertainties related to national and local economic conditions, the real estate industry in general and in specific markets, and the commercial and residential markets in particular;

•	changes in the Company’s business and financial strategy and/or continued adverse market and economic conditions requiring the recognition of impairment losses;

•

leasing risks, including an inability to obtain new tenants or renew expiring tenants on favorable terms, or at all, and the ability to lease newly developed, recently acquired or current vacant space;

•	financial condition of existing tenants;

•	rising interest rates and insurance rates;

•	the availability of sufficient investment opportunities;

•	competition from other developers or investors;

•	the risks associated with real estate developments and acquisitions (such as construction delays, cost overruns and leasing risk);

•	potential liability for uninsured losses, condemnation or environmental issues;

•	potential liability for a failure to meet regulatory requirements;

•	the financial condition and liquidity of, or disputes with, joint venture partners;

•	any failure to comply with debt covenants under credit agreements; and

•	any failure to continue to qualify for taxation as a real estate investment trust.

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

PART I

Item 1. Business

Corporate Profile

Cousins Properties Incorporated (the “Registrant” or “Cousins”) is a Georgia corporation, which, since 1987, has elected to be taxed as a real estate investment trust (“REIT”). Cousins Real Estate Corporation and its subsidiaries (“CREC”) is a taxable entity wholly-owned by the Registrant, which is consolidated with the Registrant. CREC owns, develops, and manages its own real estate portfolio and performs certain real estate related services for other parties. The Registrant, its subsidiaries and CREC combined are hereafter referred to as the “Company.” The Company has been a public company since 1962, and its common stock trades on the New York Stock Exchange under the symbol “CUZ.” Unless otherwise indicated, the notes referenced in the discussion below are the “Notes to Consolidated Financial Statements” included in this Annual Report on Form 10-K on pages F-7 through F-36.

Company Strategy

The Company’s strategy is to produce stockholder returns through the acquisition, development and management of high-quality office and retail properties in its core markets of Georgia, Texas and North Carolina. The Company also owns interests in residential development projects, undeveloped land tracts held for investment, and manages properties for third party owners. The Company intends to focus on increasing the value in its current portfolio through lease-up, cost control and superior customer service, as well as making opportunistic investments in office properties within its core markets. The Company’s long-term strategy also includes recycling capital not invested in its core markets or property types, reducing its holdings of undeveloped land and residential lots, and diversifying its holdings geographically in order to reduce the current level of asset concentration in Atlanta, Georgia. Through this capital recycling and other capital sources, the Company expects to maintain its leverage near its current levels.

Detail of Properties

For a description and list of the Company’s properties, see Item 2 of this report.

2011 Significant Activities

The following is a summary of the Company’s 2011 activities by business line and in the financing area.

Office

As of December 31, 2011, the Company owned directly or through joint ventures 21 operating office properties totaling 7.8 million square feet. The Company developed many of the office properties it currently owns. While the Company maintains expertise in the development of office properties, given the current economic real estate environment, it may also seek to opportunistically acquire operating office properties within its core markets. These acquisitions may take the form of operationally or financially distressed properties that are well-located and to which the Company’s leasing and management expertise could add value over time. During 2011, the Company had the following activity in its office property portfolio:

•	Executed new or renewed existing leases comprising approximately 1.0 million square feet.

•	Acquired Promenade, a 775,000-square-foot Class A office building in the midtown submarket of Atlanta, Georgia, for $134.7 million.

•	Sold One Georgia Center, a 376,000-square-foot office building in Atlanta, Georgia, for $48.6 million, generating a gain, net of noncontrolling interest, of approximately $1.2 million.

Retail

As of December 31, 2011, the Company owned directly or through joint ventures 17 operating retail centers totaling 4.8 million square feet. The Company developed most of the retail properties it currently owns. Similar to its strategy for office properties, given the current economic real estate environment, the Company may seek to opportunistically acquire retail properties within its core markets. During 2011, the Company had the following activity in its retail property portfolio:

•	Executed new or renewed existing leases covering approximately 856,000 square feet.

•	Commenced construction of Mahan Village, a 147,000 square foot shopping center, anchored by Publix and Academy Sports, in Tallahassee, Florida.

•

Commenced construction of the first phase of Emory Point, a mixed-use project in Atlanta, Georgia, expected to consist of 443 apartment units and 80,000 square foot of retail space, in a joint venture with Gables Residential.

Third Party Management and Other Fee Income

As of December 31, 2011, the Company managed and/or leased 12.7 million square feet of office and retail properties for third party owners. In addition, the Company has contracts to provide development and construction management services for third party owners.

Other Investments

As of December 31, 2011, the Company owned directly or through joint ventures, 22 residential development projects and residential and commercial undeveloped land, the Company’s share of which was approximately 5,000 acres. During 2011, the Company had the following activity related to its other investments:

•	Sold the remaining five multi-family units available for sale at the 10 Terminus Place condominium project, generating profit of approximately $2.2 million.

•	Sold the Jefferson Mill Business Park—Building A industrial building in suburban Atlanta, Georgia, for $22 million, generating a loss of approximately $400,000.

•	Sold the King Mill Distribution Park – Building 3 industrial building in suburban Atlanta, Georgia for $28 million, generating a gain, net of noncontrolling interest, of approximately $3.5 million.

•	Sold the Lakeside Ranch Business Park – Building 20 industrial building and related undeveloped land in Dallas, Texas for $44 million, generating a gain of approximately $1.7 million.

•	Either directly or through joint ventures, sold approximately 43 acres of land, generating a gain to the Company of approximately $2.9 million.

•	Either directly or through joint ventures, sold 482 residential lots, generating net profits to the Company of $1.6 million.

•

As a result of a fourth quarter analysis of projected cash flows and values of its residential and land holdings, impairment losses were recorded at the Company or joint venture level totaling $125.7 million related to residential and land assets. In February 2012, the Company changed its strategy to more aggressively liquidate these properties. Also, the CL Realty, L.L.C. (“CL Realty”) and Temco Associates, LLC (“Temco”) joint ventures entered into a contract to sell the majority of its residential projects to the Company’s partner, which will significantly reduce its holdings in this property type.

Financing Activities

The Company’s financing strategy is to provide capital to fund its investment activities, while maintaining, over time, a relatively conservative leverage ratio, debt maturity dates which are staggered and actively managing borrowing costs. Historically, the Company has generated capital using bank credit facilities, construction loans or mortgage notes payable secured by underlying properties. The Company has also raised capital through sales of assets, contribution of assets into joint ventures, and the issuance of equity securities. During 2011, the Company had the following financing activities:

•	Entered into a construction loan agreement to construct Mahan Village for up to $15 million, maturing September 12, 2014, at a variable interest rate.

•

Within a joint venture in which the Company is a partner, entered into a construction loan agreement to construct Emory Point for up to approximately $61 million, maturing June 28, 2014, at a variable interest rate.

•	Prepaid, without penalty, the mortgage note secured by the 333 and 555 North Point Center East office buildings.

•	Prepaid, without penalty, the Lakeshore Park Plaza office building mortgage note.

•	Repaid the 600 University Park Place office building mortgage note in full upon its maturity.

•	Began discussions to amend or replace its current Credit Facility which matures in 2012.

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

Competition

The Company owns several different real estate products, most of which are located in markets that include other real estate products of the same or similar type. The Company competes with other real estate owners with similar properties located in its markets, and distinguishes itself to tenants/buyers primarily on the basis of location, rental rates/sales prices, services provided, reputation and the design and condition of the facilities. The Company also competes with other real estate companies, financial institutions, pension funds, partnerships, individual investors and others when attempting to acquire and develop properties.

Executive Offices; Employees

The Registrant’s executive offices are located at 191 Peachtree Street, Suite 500, Atlanta, Georgia 30303-1740. At December 31, 2011, the Company employed 320 people.

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

General Risks of Owning and Operating Real Estate

Our ownership of commercial real estate involves a number of risks, the effects of which could adversely affect our business.

General economic and market risks. In periods during or following a general economic decline or a recessionary climate, our assets may not generate sufficient cash to pay expenses, service debt or cover maintenance, and, as a result, our results of operations and cash flows may be adversely affected. Several factors may adversely affect the economic performance and value of our properties. These factors include, among other things:

•	changes in the national, regional and local economic climate;

•	local real estate conditions such as an oversupply of properties or a reduction in demand for properties;

•	the attractiveness of our properties to tenants or buyers;

•	competition from other available properties;

•	changes in market rental rates and related concessions granted to tenants such as free rent, tenant allowances and tenant improvement allowances; and

•	the need to periodically repair, renovate and re-lease space.

While the trends in the real estate industry and the broader U. S. economy appear to be showing signs of stabilization, economic conditions within some of our markets, such as unemployment, consumer demand and housing starts, continue to be unfavorable and may, as a result, adversely affect our business, financial condition, results of operations and the ability of our tenants and other parties to satisfy their contractual obligations to us. As a result, defaults by our tenants and other contracting parties may increase, which would adversely affect our results of operations. Furthermore, our ability to sell or lease our properties at favorable rates, or at all, may be negatively impacted by general economic conditions.

Our ability to collect rent from tenants affects our ability to pay for adequate maintenance, insurance and other operating costs (including real estate taxes). Also, the expenses of owning and operating a property are not necessarily reduced when circumstances such as market factors and competition cause a reduction in income from the property. If a property is mortgaged and we are unable to meet the mortgage payments, the lender could foreclose on the mortgage and take title to the property. In addition, interest rate levels, the availability of financing, changes in laws and governmental regulations (including those governing usage, zoning and taxes) may adversely affect our financial condition.

Impairment risks. We regularly review our real estate assets for impairment and based on these reviews, we may record impairment losses that have an adverse effect on our results of operations. Negative or uncertain market and economic conditions, as well as market volatility, increase the likelihood of incurring additional impairment losses. In addition, if management changes its intent from holding a real estate asset for long-term investment or development to holding it as a for-sale asset, or if management’s estimates of future cash flows decrease, the risk of impairment losses increases. For example, we recorded impairment losses in connection with our change in strategy to more aggressively liquidate our residential and land holdings. The magnitude of and frequency with which these charges occur could materially and adversely affect our business, financial condition and results of operations.

Leasing risk. Our operating revenues are dependent upon entering into leases with and collecting rents from our tenants. Uncertain economic conditions may adversely impact current tenants in our various markets and, accordingly, could affect their ability to pay rents and possibly to occupy their space. In periods of economic uncertainty, tenants are more likely to close less profitable locations and/or to declare bankruptcy; and, pursuant to various bankruptcy laws, leases may be rejected and thereby terminated. When leases expire or are terminated, replacement tenants may or may not be available upon acceptable terms and conditions. In addition, our cash flows and results of operations could be adversely impacted if existing leases expire or are terminated and, at such time, market rental rates are lower than the previous contractual rental rates. Also, during uncertain economic conditions, our tenants may approach us for additional concessions in order to remain open and operating. The granting of these concessions may adversely affect our results of operations and cash flows to the extent that they result in reduced rental rates or additional capital improvements or allowances paid to or on behalf of the tenants.

Tenant and property concentration risk. As of December 31, 2011, our top 20 tenants represented approximately 38% of our annualized base rental revenues. While no single tenant accounts for more than 5% of our annualized base rental revenues, the loss of one or more of these tenants could have a significant negative impact on our results of operations or financial condition if a suitable replacement tenant is not secured in a timely fashion.

In addition, for the year ending December 31, 2011, 44% of the Company’s net operating income was derived from four properties in Atlanta, Georgia: Terminus 100, 191 Peachtree Tower and The American Cancer Society Center, all of which are office buildings, and The Avenue Forsyth, a retail center. A large percentage of our properties in addition to those listed above are also located in metropolitan Atlanta. Any adverse economic conditions that may impact the Atlanta area generally, or in its Downtown, Midtown or Buckhead submarkets specifically, could adversely affect the operations of one or all of these properties which, in turn, could adversely affect our overall results of operations and financial condition.

Uninsured losses and condemnation costs. Accidents, earthquakes, terrorism incidents and other losses at our properties could materially adversely affect our operating results. Casualties may occur that significantly damage an operating property, and insurance proceeds may be materially less than the total loss incurred by us. Although we maintain casualty insurance under policies we believe to be adequate and appropriate, some types of losses, such as lease and other contract claims, generally are not insured. Certain types of insurance may not be available or may be available on terms that could result in large uninsured losses. We own property in locations that are potentially subject to damage from earthquakes, as well as other natural catastrophes. We also own property that could be subject to loss due to terrorism incidents. The earthquake insurance and terrorism insurance markets, in particular, tend to be volatile and the availability and pricing of insurance to cover losses from earthquakes and terrorism incidents may be unfavorable from time to time. In addition, earthquakes and terrorism incidents could result in a significant loss that is uninsured due to the high level of deductibles or damage in excess of levels of coverage. Property ownership also involves potential liability to third parties for such matters as personal injuries occurring on the property. Such losses may not be fully insured. In addition to uninsured losses, various government authorities may condemn all or parts of operating properties. Such condemnations could adversely affect the viability of such projects.

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

Joint venture structure risks. Similar to other real estate companies, we have interests in a number of joint ventures (including partnerships and limited liability companies) and may in the future invest in real estate through such structures. Our venture partners sometimes have rights to take some actions over which we have no control, or sometimes the right to withhold approval of actions that we propose, either of which could adversely affect our interests in the related joint ventures and in some cases our overall financial condition or results of operations. These structures involve participation by other parties whose interests and rights may not be the same as ours. For example, a venture partner might have economic and/or other business interests or goals which are unlike or incompatible with our business interests or goals and those venture partners may be in a position to take action contrary to our interests. In addition, such venture partners may become bankrupt and such proceedings could have an adverse impact on the operation of the partnership or joint venture. Furthermore, the success of a project may be dependent upon the expertise, business judgment, diligence and effectiveness of our venture partners in matters that are outside our control. Thus, the involvement of venture partners could adversely impact the development, operation, ownership or disposition of the underlying properties.

Liquidity risk. Real estate investments are relatively illiquid and can be difficult to sell and convert to cash quickly, especially if market conditions are not favorable. As a result, our ability to sell one or more of our properties, whether in response to any changes in economic or other conditions or in response to a change in strategy, may be limited. In the event we want to sell a property, we may not be able to do so in the desired time period, the sales price of the property may not meet our expectations or requirements, and we may be required to record an impairment loss on the property as a result.

Compliance or failure to comply with federal, state and local regulatory requirements could result in substantial costs.

Our properties are subject to various federal, state and local regulatory requirements, such as the Americans with Disabilities Act, state and local fire, health and life safety requirements. Compliance with these regulations generally involves upfront expenditures and/or ongoing costs. If we fail to comply with these requirements, we could incur fines or private damage awards. We do not know whether existing requirements will change or whether compliance with existing or future requirements will require significant unanticipated expenditures that will affect our cash flow and results of operations.

Financing Risks

At certain times, interest rates and other market conditions for obtaining capital are unfavorable, and, as a result, we may be unable to raise the capital needed to invest in acquisition or development opportunities, maintain our properties or otherwise satisfy our commitments on a timely basis, or we may be forced to raise capital at a higher cost or under restrictive terms, which could adversely affect returns on our investments, our cash flows and results of operations.

We finance our acquisition and development projects through one or more of the following: our bank Credit Facility, permanent mortgages, proceeds from the sale of assets, construction loans, and joint venture equity. In addition, we have raised capital through the issuance of common stock and preferred stock to supplement our capital needs. Each of these sources may be constrained from time to time because of market conditions, and the related cost of raising this capital may be unfavorable at any given point in time. These sources of capital, and the risks associated with each, include the following:

•

Credit facilities. Terms and conditions available in the marketplace for credit facilities vary over time. We can provide no assurance that the amount we need from our Credit Facility will be available at any given time, or at all, or that the rates and fees charged by the lenders will be reasonable. We incur interest under our Credit Facility at a variable rate. Variable rate debt creates higher debt service requirements if market interest rates increase, which would adversely affect our cash flow and results of operations. Our Credit Facility contains customary restrictions, requirements and other limitations on our ability to incur indebtedness, including restrictions on total debt outstanding, restrictions on secured recourse debt outstanding, and requirements to maintain minimum fixed charge coverage ratios. Our continued ability to borrow under our Credit Facility is subject to compliance with these financial and other covenants. Negotiations are underway to provide for a new or modified Credit Facility prior to maturity of the current Credit Facility, which is in August 2012. However, there can be no guarantee that a new or revised Credit Facility will be secured prior to maturity of the existing Credit Facility, or that a replacement Credit Facility can be obtained on similar terms in a timely fashion.

•

Mortgage financing. The availability of financing in the mortgage markets varies depending on various conditions, including the willingness of mortgage lenders to lend at any given point in time. Interest rates and loan-to-value ratios may also be volatile, and we may from time to time elect not to proceed with mortgage financing due to unfavorable terms offered by lenders. This could adversely affect our ability to finance investment or development activities. In addition, if a property is mortgaged to secure payment of indebtedness and we are unable to make the mortgage payments, the lender may foreclose, resulting in loss of income and asset value.

•

Property sales. Real estate markets tend to experience market cycles. Because of such cycles, the potential terms and conditions of sales, including prices, may be unfavorable for extended periods of time. In addition, our status as a REIT limits our ability to sell properties, and this may affect our ability to liquidate an investment. As a result, our ability to raise capital through property sales in order to fund our acquisition and development projects or other cash needs could be limited. In addition, mortgage financing on a property may prohibit prepayment and/or impose a prepayment penalty upon the sale of that property, which may decrease the proceeds from a sale or refinancing or make the sale or refinancing impractical.

•

Construction loans. Construction loans generally relate to specific assets under construction and fund costs above an initial equity amount deemed acceptable to the lender. Terms and conditions of construction facilities vary, but they generally carry a term of two to five years, charge interest at variable rates, require the lender to be satisfied with the nature and amount of construction costs prior to funding and require the lender to be satisfied with the level of pre-leasing prior to closing. While construction lending is generally competitive and offered by many financial institutions, there may be times when these facilities are not available or are only available upon unfavorable terms which could have an adverse effect on our ability to fund development projects or on our ability to achieve the returns we expect.

•

Joint ventures. Joint ventures, including partnerships or limited liability companies, tend to be complex arrangements, and there are only a limited number of parties willing to undertake such investment structures. There is no guarantee that we will be able to undertake these ventures at the times we need capital.

•

Common stock. We have sold common stock from time to time to raise capital, most recently in September 2009. The issuance of common stock can reduce the percentage of stock ownership of individual current stockholders, thereby diluting their interest in our Company. The market price of our common stock could decline as a result of issuances or sales of our common stock in the market after such offerings or the perception that such issuances or sales could occur. We can also provide no assurance that conditions will be favorable for future issuances of common stock when we need the capital, which could have an adverse effect on our ability to fund acquisition and development activities.

•

Preferred stock. The availability of preferred stock at favorable terms and conditions is dependent upon a number of factors including the general condition of the economy, the overall interest rate environment, the condition of the capital markets and the demand for this product by potential holders of the securities. We can provide no assurance that conditions will be favorable for future issuances of preferred stock when we need the capital, which could have an adverse effect on our ability to fund acquisition and development activities.

We may not be able to refinance maturing debt secured by our properties on favorable terms which could have an adverse effect on our liquidity and financial position.

We may not be able to refinance debt secured by our properties at the same levels or on the same terms, which could adversely affect our business, financial condition and results of operations. Further, at the time a loan matures, the property may be worth less than the loan amount and, as a result, the Company may determine not to refinance the loan and permit foreclosure, generating a loss to the Company.

Covenants contained in our Credit Facility and mortgages could restrict or hinder our operational flexibility, which could adversely affect our results of operations.

Our Credit Facility imposes financial and operating covenants on us. These covenants may be modified from time to time, but covenants of this type typically include restrictions and limitations on our ability to incur debt, as well as limitations on the amount of our unsecured debt, limitations on distributions to stockholders, and limitations on the amount of joint venture activity in which we may engage. These covenants may limit our flexibility in making business decisions. In addition, our Credit Facility contains financial covenants that, among other things, require that our earnings, as defined, exceed our fixed charges, as defined, by a specified amount and a covenant that requires our net worth, as defined, to be above a specified dollar amount. If our earnings decline or if our fixed charges increase, we are at greater risk of violating the earnings to fixed charges covenant. If we incur significant losses, such as impairment losses, we are at greater risk of violating our net worth covenant. If we fail to comply with these covenants, our ability to borrow may be impaired, which could potentially make it more difficult to fund our capital and operating needs. In addition, our failure to comply with such covenants could cause a default, and we may then be required to repay our outstanding debt with capital from other sources. Under those circumstances, other sources of capital may not be available to us or may be available only on unattractive terms, which could materially and adversely affect our financial condition and results of operations.

Additionally, some of our property mortgages contain customary negative covenants, including limitations on our ability, without the lender’s prior consent, to further mortgage that property, to modify existing leases or to sell that property. Compliance with these covenants and requirements could harm our operational flexibility and financial condition.

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

While our overall development activities are lower than in past years due to unfavorable market conditions, we have historically undertaken more commercial development activity relative to our size than most other public real estate companies. Development activities contain certain inherent risks. Although we seek to minimize risks from commercial development through various management controls and procedures, development risks cannot be eliminated. Some of the key factors affecting development of commercial property are as follows:

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

•

Abandoned predevelopment costs. The development process inherently requires that a large number of opportunities be pursued with only a few actually being developed and constructed. We may incur significant costs for predevelopment activity for projects that are later abandoned, which would directly affect our results of operations. We have procedures and controls in place that are intended to minimize this risk, but it is likely that we will incur predevelopment expense on an ongoing basis.

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

•

Leasing risk. The success of a commercial real estate development project is heavily dependent upon entering into leases with acceptable terms within a predefined lease-up period. Although our policy is to achieve pre-leasing goals (which vary by market, product type and circumstances) before committing to a project, it is expected that not all the space in a project will be leased at the time we commit to the project. If the additional space is not leased on schedule and upon the expected terms and conditions, our returns, future earnings and results of operations from the project could be adversely impacted. Whether or not tenants are willing to enter into leases on the terms and conditions we project and on the timetable we expect, will depend upon a number of factors, many of which are outside our control. These factors may include:

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

We may face risks associated with opportunistic property acquisitions.

In the current market environment, development opportunities may continue to be limited. Therefore, we may invest more heavily in property acquisitions, including the acquisition and redevelopment of operationally or financially distressed properties. The risks associated with property acquisitions are generally the same as those described above for real estate development. However, certain additional risks may be present for property acquisitions and redevelopment projects, including:

•	we may have difficulty finding properties that are consistent with our strategy and that meet our standards;

•	we may have difficulty negotiating with new or existing tenants;

•	the extent of competition for a particular market for attractive acquisitions may hinder our desired level of property acquisitions or redevelopment projects;

•	the actual costs and timing of repositioning or redeveloping acquired properties may be greater than our estimates;

•	the occupancy levels, lease-up timing and rental rates may not meet our expectations;

•	the acquired or redeveloped property may be in a market that is unfamiliar to us and could present additional unforeseen business challenges;

•	acquired properties may fail to perform as expected;

•	we may be unable to obtain financing for acquisitions on favorable terms or at all; and

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

Risks Associated with our Land Developments and Investments

If we are unable to achieve the estimated sales prices and/or anticipated timing of sales of our residential lots and undeveloped residential land, or if there are further changes in our expectations and strategy for these property types, it could result in additional impairment charges and adversely affect our results of operations.

We have historically developed residential subdivisions, primarily in metropolitan Atlanta, Georgia. We have also participated in joint ventures that develop or plan to develop subdivisions in metropolitan Atlanta, as well as Texas and Florida. Residential lot sales are highly cyclical and can be affected by the availability of mortgage financing, interest rates and local issues, including the availability of jobs, transportation and the quality of public schools. Once a development is undertaken, no assurances can be given that we will be able to sell the various developed lots in a timely manner. Additionally, market conditions may change between the time we decide to develop a property and the time that all or some of the lots may be ready for sale. Failure to sell such lots in a timely manner could result in significantly increased carrying costs, erosion or elimination of profit with respect to any development and/or impairment losses. Similarly, we have historically held undeveloped residential land for long periods of time prior to development or sale. Any changes in market conditions between the time we acquire land and the time we develop and/or sell land could cause the Company’s estimates of proceeds and related profits from such sales to be lower or result in an impairment charge.

We do not currently anticipate the commencement of development of any new residential projects. Our current strategy is to reduce our holdings of developed and undeveloped residential land. As a part of this strategy, we have decided to liquidate certain projects in bulk as opposed to selling developed lots over an extended period of time. Decisions such as this have increased the risk that we will not recover our investment in these projects, which required us to record impairment losses. Actual sales prices could be less than our current estimates of fair value, and the expected timing of these bulk sales could lengthen, leading to additional impairment losses.

Any failure to timely sell or lease other non-income producing land could result in additional impairment charges and adversely affect our results of operations.

We maintain significant holdings of commercial (non-residential) non-income producing land in the form of land tracts and outparcels. Our strategies with respect to these parcels of land have included (1) developing the land at a future date as an office, retail, mixed-use or multi-use income producing property; (2) ground leasing the land to third parties; and (3) selling the parcels to third parties. Before we develop, lease or sell these land parcels, we incur carrying costs, including interest and property tax expense. If we are unable to sell this land or convert it into income producing property in a timely manner, our results of operations and liquidity could be adversely affected.

Our current strategy includes a goal of aggressively reducing our holdings of commercial non-income producing land. As a part of this strategy, we expect to liquidate one or more parcels of land to generate capital in the short term as opposed to holding the land for future development or capital appreciation. Decisions such as this have increased the risk that we will sell the land for less than our basis requiring us to record impairment losses. Actual future sales prices could differ from our current estimates, which could lead to further impairments.

Risks Associated with our Third Party Management Business

Our third party management business may experience volatility based on a number of factors, including termination of contracts, which could adversely affect our results of operations.

We engage in third party development, leasing, property management, asset management and property services to unrelated property owners. In addition, 39% of our third party revenues are from one customer. Contracts for such services are generally short-term in nature and permit termination without extensive notice. Fees from such activities can be volatile due to unexpected terminations of such contracts. Termination of contracts with our most significant customer or other unexpected terminations could materially adversely affect our results of operations. Further, the timing of the generation of new contracts for services is difficult to predict.

General Business Risks

We may not adequately or accurately assess new opportunities, which could adversely impact our results of operations.

Our estimates and expectations with respect to new properties or lines of business and opportunities may differ substantially from actual results, and any losses from these endeavors could materially adversely affect our results of operations. We conduct business in an entrepreneurial manner. We seek opportunities in various sectors of real estate and in various geographical areas. Not all opportunities prove to be profitable. We expect from time to time that some of our business lines may have to be terminated because they do not meet our profit expectations. Termination of these business lines may result in the write off of certain related assets and/or the termination of personnel, which would adversely impact results of operations.

We are dependent upon the services of certain key personnel, the loss of any of whom could adversely impair our ability to execute our business.

One of our objectives is to develop and maintain a strong management group at all levels. At any given time, we could lose the services of key executives and other employees. None of our key executives or other employees is subject to employment contracts. Further, we do not carry key person insurance on any of our executive officers or other key employees. The loss of services of any of our key employees could have an adverse effect upon our results of operations, financial condition and our ability to execute our business strategy.

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

Our operating results have fluctuated greatly in the past, due to, among other things, volatility in land tract and outparcel sales, property sales, residential lot sales and impairment losses. We are currently engaged in a strategy to simplify our business and focus our resources on Class A office properties which we expect to make our operating results less volatile over time. However, in the near term, we continue to anticipate future fluctuations in our quarterly results, which does not allow for predictability in the market by analysts and investors. Therefore, our historical performance may not be a meaningful indicator of our future results.

The market prices of shares of our common stock have been, and may continue to be, subject to fluctuation due to many events and factors such as those described in this report including:

•	actual or anticipated variations in our operating results, funds from operations or liquidity;

•	the general reputation of real estate as an attractive investment in comparison to other equity securities;

•	the general stock and bond market conditions, including changes in interest rates or fixed income securities;

•	changes in tax laws;

•	changes to our dividend policy;

•	changes in market valuations of our properties;

•	adverse market reaction to the amount of our outstanding debt at any time, the amount of our maturing debt and our ability to refinance such debt on favorable terms;

•	any failure to comply with existing debt covenants;

•	any foreclosure or deed in lieu of foreclosure of our properties;

•	additions or departures of key executives and other employees;

•	actions by institutional stockholders;

•	uncertainties in world financial markets;

•	the realization of any of the other risk factors described in this report; and

•	general market and economic conditions.

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

If our future operating performance does not meet projections of our analysts or investors, our stock price could decline.

Several independent securities analysts publish quarterly and annual projections of our financial performance. These projections are developed independently by third-party securities analysts based on their own analyses, and we undertake no obligation to monitor, and take no responsibility for, such projections. Such estimates are inherently subject to uncertainty and should not be relied upon as being indicative of the performance that we anticipate for any applicable period. Our actual revenues and net income may differ materially from what is projected by securities analysts. If our actual results do not meet analysts’ guidance, our stock price could decline significantly.

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

If we were to fail to qualify as a REIT, we would not be allowed a deduction for distributions to stockholders in computing our taxable income. In this case, we would be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates. Unless entitled to relief under certain Code provisions, we also would be disqualified from operating as a REIT for the four taxable years following the year during which qualification was lost. As a result, we would be subject to federal and state income taxes which could adversely affect our results of operations and distributions to stockholders. Although we currently intend to operate in a manner designed to qualify as a REIT, it is possible that future economic, market, legal, tax or other considerations may cause us to revoke the REIT election.

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

We generally intend to make distributions to our stockholders to comply with the 90% distribution requirement, to avoid corporate-level tax on undistributed taxable income and to avoid the nondeductible excise tax. Distributions could be made in cash, stock or in a combination of cash and stock. Differences in timing between taxable income and cash available for distribution could require us to borrow funds to meet the 90% distribution requirement, to avoid corporate-level tax on undistributed taxable income and to avoid the nondeductible excise tax. Satisfying the distribution requirements may also make it more difficult to fund new investment or development projects.

Certain property transfers may be characterized as prohibited transactions, resulting in a tax on any gain attributable to the transaction.

From time to time, we may transfer or otherwise dispose of some of our properties. Under the Code, any gains resulting from transfers or dispositions, from other than our taxable REIT subsidiary, that are deemed to be prohibited transactions would be subject to a 100% tax on any gain associated with the transaction. Prohibited transactions generally include sales of assets that constitute inventory or other property held for sale to customers in the ordinary course of business. Since we acquire properties primarily for investment purposes, we do not believe that our occasional transfers or disposals of property are deemed to be prohibited transactions. However, whether or not a transfer or sale of property qualifies as a prohibited transaction depends on all the facts and circumstances surrounding the particular transaction. The Internal Revenue Service may contend that certain transfers or disposals of properties by us are prohibited transactions. While we believe that the Internal Revenue Service would not prevail in any such dispute, if the Internal Revenue Service were to argue successfully that a transfer or disposition of property constituted a prohibited transaction, we would be required to pay a tax equal to 100% of any gain allocable to us from the prohibited transaction. In addition, income from a prohibited transaction might adversely affect our ability to satisfy the income tests for qualification as a REIT for federal income tax purposes.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The following table sets forth certain information related to operating properties in which the Company has an ownership interest. Information presented in Note 4 to the Consolidated Financial Statements provides additional information related to the Company’s joint ventures. Except as noted, all information presented is as of December 31, 2011 ($ in thousands):

	Sept 30,	Sept 30,	Sept 30,	Sept 30,	Sept 30,	Sept 30,	Sept 30,
Property Description	Metropolitan Area	Rentable Square Feet	Company’s Ownership Interest	Percent Leased	Weighted Average Occupancy (1)	Company Share of Debt	Annualized Base Rents (5)

I. OFFICE PROPERTIES
Terminus 100	Atlanta	655,000	100.00%	97%	96%	$138,194
191 Peachtree Tower	Atlanta	1,221,000	100.00%	82%	76%	—
The American Cancer Society Center (2)	Atlanta	996,000	100.00%	83%	89%	135,650
Meridian Mark Plaza	Atlanta	160,000	100.00%	97%	95%	26,554
Promenade	Atlanta	775,000	100.00%	63%	61%	—
Emory University Hospital Midtown Medical Office Tower	Atlanta	358,000	50.00%	100%	99%	23,816
555 North Point Center East	Atlanta	152,000	100.00%	93%	98%	—
Ten Peachtree Place (3)	Atlanta	260,000	50.00%	100%	98%	13,096
333 North Point Center East	Atlanta	130,000	100.00%	98%	98%	—
200 North Point Center East	Atlanta	130,000	100.00%	88%	96%	12,239
100 North Point Center East	Atlanta	128,000	100.00%	84%	92%	12,239
Inhibitex	Atlanta	51,000	100.00%	100%	100%	—
Terminus 200 (3)	Atlanta	566,000	20.00%	87%	41%	13,712
Galleria 75	Atlanta	111,000	100.00%	91%	69%	—
Cosmopolitan Center	Atlanta	51,000	100.00%	94%	92%	—

GEORGIA		5,744,000		84%		375,500

Palisades West	Austin	373,000	50.00%	99%	97%	—
The Points at Waterview	Dallas	203,000	100.00%	88%	85%	16,135

TEXAS		576,000		93%		16,135

Lakeshore Park Plaza (4)	Birmingham	197,000	100.00%	95%	93%	—
600 University Park Place (4)	Birmingham	123,000	100.00%	93%	78%	—

ALABAMA		320,000		94%		—

Gateway Village (3)	Charlotte	1,065,000	50.00%	100%	100%	41,548
Presbyterian Medical Plaza	Charlotte	69,000	11.50%	84%	78%	—

NORTH CAROLINA		1,134,000		100%		41,548

TOTAL OFFICE PROPERTIES		7,774,000		87%		$433,183	$95,553

II. RETAIL PROPERTIES
The Avenue Forsyth (4)	Atlanta	524,000	100.00%	89%	73%	$—
The Avenue Webb Gin	Atlanta	322,000	100.00%	91%	88%	—
The Avenue West Cobb	Atlanta	256,000	11.50%	96%	96%	—
North Point MarketCenter	Atlanta	401,000	10.32%	100%	94%	—
The Avenue East Cobb	Atlanta	230,000	11.50%	86%	88%	4,144
The Avenue Peachtree City	Atlanta	183,000	11.50%	89%	89%	—

GEORGIA		1,916,000		90%		4,144

The Avenue Murfreesboro	Nashville	751,000	50.00%	88%	86%	49,461
The Avenue Collierville (4)	Memphis	511,000	100.00%	88%	88%	—
Mt. Juliet Village (3)	Nashville	91,000	50.50%	80%	76%	3,106
The Shops of Lee Village (3)	Nashville	74,000	50.50%	83%	80%	2,803
Creek Plantation Village (3)	Chattanooga	78,000	50.50%	93%	91%	3,129

TENNESSEE		1,505,000		87%		58,499

Tiffany Springs MarketCenter (4)	Kansas City	238,000	100.00%	83%	82%	—

MISSOURI		238,000		83%		—

Highland City Town Center (3)	Lakeland	96,000	50.50%	87%	87%	5,389
The Avenue Viera	Viera	332,000	11.50%	97%	95%	—
Viera MarketCenter	Viera	178,000	11.50%	94%	95%	—

FLORIDA		606,000		92%		5,389

Greenbrier MarketCenter	Chesapeake	376,000	10.32%	100%	100%	—

VIRGINIA		376,000		100%		—

Los Altos MarketCenter	Long Beach	157,000	10.32%	100%	92%	—

CALIFORNIA		157,000		100%		—

TOTAL RETAIL PROPERTIES		4,798,000		89%		$68,032	$35,945

TOTAL PORTFOLIO		12,572,000		87%		$501,215

(1)

Weighted average economic occupancy is calculated as the percentage of the property for which revenue was recognized during 2011. If the property was purchased during the year, average economic occupancy is calculated from the date of purchase forward.

(2)	The real estate and other assets of this property are restricted under a loan agreement such that the assets are not available to settle other debts of the Company.

(3)

This property is owned through a joint venture with a third party who has contributed equity, but the equity ownership and the allocation of the results of operations and/or gain on sale may be disproportionate.

(4)

This property is shown as 100% as it is owned through a consolidated joint venture. The joint venture is with a third party who has contributed equity and the joint venture partner may receive distributions from the venture in connection with its equity ownership.

(5)

Annualized base rent represents the sum of the annualized rent each tenant is paying as of the end of the reporting period. If a tenant is not paying rent due to a free rent concession, annualized base rent is calculated based on the annualized base rent the tenant will pay in the first period it is required to pay rent.

Lease Expirations

OFFICE

As of December 31, 2011, the Company’s office portfolio included 21 commercial office buildings. The weighted average remaining lease term of these office buildings was approximately seven years as of December 31, 2011. Most of the major tenant leases in these buildings provide for pass through of operating expenses and contractual rents which escalate over time. The leases expire as follows:

	Se 30,	Se 30,	Se 30,	Se 30,	Se 30,	Se 30,	Se 30,	Se 30,	Se 30,	Se 30,	Se 30,
	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021 & Thereafter	Total

Company Share
Square Feet Expiring	217,735	346,284	234,657	498,898	815,404	530,964	340,448	295,599	236,122	1,888,600	5,404,711
% of Leased Space	4%	6%	4%	9%	15%	10%	6%	6%	5%	35%	100%
Annual Contractual Rent ($000’s) (1)	$3,495	$7,603	$4,839	$10,993	$16,918	$13,618	$9,478	$7,236	$6,197	$47,319	$127,696
Annual Contractual Rent/Sq. Ft. (1)	$16.05	$21.96	$20.62	$22.04	$20.75	$25.65	$27.84	$24.48	$26.25	$25.06	$23.63

RETAIL

As of December 31, 2011, the Co mpany's retail portfolio included 17 retail properties. The weighted average remaining lease term of these retail properties was appro ximately eight years as of December 31, 2011. Most of the major tenant leases in these retail properties provide for pass through of operating expenses and contractual rents which escalate over time. The leases expire as follows:

	Se 30,	Se 30,	Se 30,	Se 30,	Se 30,	Se 30,	Se 30,	Se 30,	Se 30,	Se 30,	Se 30,
	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021 & Thereafter	Total

Company Share
Square Feet Expiring (2)	127,262	71,185	96,825	99,422	278,960	145,676	328,597	325,956	92,130	536,430	2,102,443
% of Leased Space	6%	3%	5%	5%	13%	7%	16%	15%	4%	26%	100%
Annual Contractual Rent($000’s) (1)	$2,084	$1,721	$2,013	$2,236	$6,376	$3,402	$7,367	$6,943	$1,364	$6,398	$39,904
Annual Contractual Rent/Sq. Ft. (1)	$16.37	$24.18	$20.79	$22.49	$22.86	$23.36	$22.42	$21.30	$14.81	$11.93	$18.98

(1)

Annual Contractual Rent shown is the estimated rate in the year of expiration. It includes the minimum contractual rent paid by the tenant which, in most of the office leases, includes a base year of operating expenses.

(2)

Certain leases contain termination options, with or without penalty, if co-tenancy clauses or sales volume levels are not achieved. The expiration date per the lease is used for these leases in the above table, although early termination is possible.

Development Pipeline

As of December 31, 2011, the Company had the following projects under development ($ in thousands; see Note 4 of Notes to Consolidated Financial Statements for Emory Point joint venture information):

	September 30,	September 30,		September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
Project (1)	Metropolitan Area	Company’s Ownership Interest		Estimated Project Cost (2)	Project Cost Incurred to Date	Number of Apartment Units/Square Feet	Percent Leased	Estimated Opening (3)	Estimated Stabilization (4)

Emory Point (Phase I)	Atlanta, GA	75%		$102,300	$33,789
Apartments						443	N/A	3Q 12	2Q 14
Retail						80,000	38%	4Q 12	2Q 13

Mahan Village	Tallahassee, FL	100	%(5)	$25,800	$11,325

Retail						147,000	79%	4Q 12	3Q 14

(1)

This schedule shows projects currently under active development through the point of stabilization. Amounts included in the estimated project cost column represent the estimated costs of the project through stabilization. Significant estimation is required to derive these costs and the final costs may differ from these estimates. The projected dates for opening and stabilization are also estimates and are subject to change as the project proceeds through the development process.

(2)

Amount represents 100% of the estimated project cost. The projects are being funded with a combination of equity from the partners and $61.1 million and $15 million construction loans for Emory Point and Mahan Village, respectively. The projects will be funded by equity contributions until the partners have contributed their required equity amounts. All subsequent funding is expected to come from the construction loans. As of December 31, 2011, $1,000 was outstanding under both construction loans.

(3)

Estimated opening represents the quarter within which the Company estimates the first retail space to be open for operations and the quarter the Company estimates the first apartment unit to be occupied.

(4)	Estimated stabilization represents the quarter within which the Company estimates it will achieve 95% economic occupancy on the retail space and 93% on the apartments.

(5)

Company's ownership interest is shown at 100% as Mahan Village is owned in a joint venture which is consolidated with the Company. The partner is entitled to a share of the cashflows after the Company's capital is recovered.

Inventory of Lots and Tracts in Residential Projects

As of December 31, 2011, the Company owned, directly or indirectly, the following residential projects (see Note 4 of Notes to Consolidated Financial Statements for joint venture information):

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
		Company’s	Lots			Tracts (2)
Description	Metropolitan Area	Ownership Interest	Estimated to be Developed (1)	Total Sold	Remaining to be Sold	Sold since Inception	Remaining

The Georgian (4)	Atlanta	37.50%	1,341	289	1,052	—	—

Callaway Gardens (3) (5)	Pine Mountain	100.00%	559	31	528	—	—

Seven Hills (4)	Atlanta	50.00%	1,093	644	449	1,070	65

The Lakes at Cedar Grove	Atlanta	100.00%	906	727	179	—	—

Blalock Lakes (5)	Atlanta	100.00%	154	21	133	—	1,205

West Park (4)	Atlanta	50.00%	84	21	63	—	—

Longleaf at Callaway (5)	Pine Mountain	100.00%	138	125	13	—	—

River’s Call	Atlanta	100.00%	107	95	12	—	—

Harris Place (4)	Atlanta	50.00%	27	18	9	—	—

Bentwater (4)	Atlanta	50.00%	1,676	1,673	3	—	—

Paulding County	Atlanta	50.00%	—	—	—	783	5,712

Georgia			6,085	3,644	2,441	1,853	6,982

Inventory of Lots and Tracts in Residential Projects (cont’d)

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
		Company’s	Lots			Tracts (2)
Description	Metropolitan Area	Ownership Interest	Estimated to be Developed (1)	Total Sold	Remaining to be Sold	Sold since Inception	Remaining

Long Meadow Farms (4)	Houston	18.75%	1,795	858	937	133	192

Summer Lakes (4)	Houston	50.00%	1,130	405	725	56	—

Southern Trails (4)	Houston	40.00%	1,036	497	539	114	—

Waterford Park (4)	Houston	50.00%	210	—	210	—	90

Summer Creek Ranch (4)	Dallas/Fort Worth	50.00%	983	806	177	624	149

Village Park North (4)	Dallas/Fort Worth	50.00%	189	73	116	23	—

Stonewall Estates (4)	San Antonio	25.00%	388	280	108	—	—

Bar C Ranch (4)	Dallas/Fort Worth	50.00%	332	279	53	—	171

Village Park (4)	Dallas/Fort Worth	50.00%	421	373	48	3	35

Stillwater Canyon (4)	Dallas/Fort Worth	50.00%	231	225	6	—	33

Padre Island	Corpus Christi	50.00%	—	—	—	—	15

Texas			6,715	3,796	2,919	953	685

Manatee River Plantation (4)	Tampa/St. Petersburg	50.00%	457	348	109	—	—

Creekside Oaks (4)	Tampa/St. Petersburg	50.00%	301	251	50	—	—

Bridle Path Estates (4)	Tampa/St. Petersburg	50.00%	—	—	—	—	439

Florida			758	599	159	—	439

TOTAL INVENTORY OF LOTS AND TRACTS IN RESIDENTIAL PROJECTS			13,558	8,039	5,519	2,806	8,106

COMPANY’S SHARE OF TOTAL			6,782	4,095	2,687	1,350	4,596

COST BASIS OF LOTS AND TRACTS IN IN RESIDENTIAL PROJECTS							$94,746

COMPANY’S SHARE OF COST BASIS OF LOTS AND TRACTS IN RESIDENTIAL PROJECTS							$50,241

(1)

This estimate represents the total projected development capacity for a development on owned land currently anticipated to be developed as lots if a development project progresses. The lot numbers shown include lots currently developed or which may be developed over time, based on management’s current estimates, and lots sold to date from inception of development.

(2)	Tracts represents acres of land that may be sold to third parties in large tracts for residential or commercial development.

(3)

Company’s ownership interest is shown at 100% as Callaway Gardens is owned in a joint venture which is consolidated with the Company. The partner is entitled to a share of the profits after the Company’s capital is recovered.

(4)	These projects are under contract to be sold by CL Realty or Temco to the Company’s partner in CL Realty and Temco.

(5)

All lots at Longleaf at Callaway and certain lots at Callaway Gardens and Blalock Lakes are sold to a homebuilding venture, of which the Company is a joint venture partner. As a result of this relationship, the Company defers some or all profits until houses are built and sold, rather than at the time lots are sold, as is the case with the Company’s other residential developments.

Inventory of Commercial Land Held

As of December 31, 2011, the Company owned the following land holdings either directly or indirectly through venture arrangements (see Note 4 of Notes to Consolidated Financial Statements for further information related to investments in unconsolidated joint ventures).

	September 30,	September 30,	September 30,
		Company’s	Developable
	Metropolitan	Ownership	Land Area
Property Description	Area	Interest	(Acres)

Jefferson Mill Business Park	Atlanta	100.00%	117
King Mill Distribution Park	Atlanta	100.00%	86
Wildwood Office Park	Atlanta	50.00%	36
North Point	Atlanta	100.00%	29
Wildwood Office Park	Atlanta	100.00%	23
The Avenue Forsyth-Adjacent Land (1)	Atlanta	100.00%	11
North Point	Atlanta	100.00%	9
The Avenue Forsyth-Outparcels (2)	Atlanta	100.00%	6
Terminus	Atlanta	100.00%	4
615 Peachtree Street	Atlanta	100.00%	2
The Avenue Webb Gin-Outparcels (2)	Atlanta	100.00%	2
549 / 555 / 557 Peachtree Street	Atlanta	100.00%	1

Georgia			326

Round Rock Land	Austin	100.00%	60
Research Park V	Austin	100.00%	6

Texas			66

The Shops of Lee Village-Outparcels (2) (3)	Nashville	50.50%	6
The Avenue Murfreesboro-Outparcels (2) (3)	Nashville	50.00%	5
The Avenue Collierville-Outparcels (2) (3)	Memphis	100.00%	4

Tennessee			15

Tiffany Springs MarketCenter-Outparcels (2)	Kansas City	100.00%	12

Missouri			12

Highland City Town Center-Outparcels (2) (3)	Lakeland	50.50%	56

Florida			56

TOTAL COMMERCIAL LAND HELD			475

COMPANY’S SHARE OF TOTAL			424

COST BASIS OF COMMERCIAL LAND			$91,982

COMPANY’S SHARE OF COST BASIS OF COMMERCIAL LAND			$65,692

(1)	Land is adjacent to an existing retail center and is anticipated to either be sold to a third party or developed as an additional phase of the retail center.

(2)	Land relates to outparcels available for sale or ground lease, which are included in the basis of the related operating property.

(3)

This project is owned through a joint venture with a third party who has contributed equity, but the equity ownership and the allocation of the results of operations and/or gain on sale most likely will be disproportionate.

Other Investments

Multi-Family Residential. The units remaining at 10 Terminus Place are under contract to sell, but were financed by the Company and therefore did not meet the accounting rule requirements for sales recognition. The Company’s basis in these two units is $532,000, and the notes related to these contracts are due in 2012, at which time sales recognition should occur.

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

Item 4. Mine Safety Disclosures

Not applicable.

Item X. Executive Officers of the Registrant

The Executive Officers of the Registrant as of the date hereof are as follows:

Name	Age	Office Held
Lawrence L. Gellerstedt III	55	President and Chief Executive Officer
Gregg D. Adzema	47	Executive Vice President and Chief Financial Officer
Michael I. Cohn	52	Executive Vice President
Craig B. Jones	60	Executive Vice President
John S. McColl	49	Executive Vice President
J. Thad Ellis	51	Senior Vice President
John D. Harris, Jr.	52	Senior Vice President, Chief Accounting Officer and Assistant Secretary
Robert M. Jackson	44	Senior Vice President, General Counsel and Corporate Secretary

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

Mr. Adzema joined the Company in November 2010 as Executive Vice President and Chief Financial Officer. From October 2009 until November 2010, he served as the Chief Investment Officer of Hayden Harper Inc., an investment advisory and hedge fund group. From August 2005 to September 2008, Mr. Adzema was Executive Vice President – Investments with Grubb Properties, Inc., a real estate development, construction and management company.

Mr. Cohn joined the Company in August 2010 as Executive Vice President – Retail Investments, Leasing and Asset management. As a result of the Company changing its organizational structure, he assumed the new title of Executive Vice President in December 2011. From October 2002 to July 2010, Mr. Cohn was Senior Managing Director for Faison Southeast.

Mr. Jones joined the Company in November 1992. In December 2006, he assumed the role of Executive Vice President and Chief Investment Officer. As a result of the Company changing its organizational structure, Mr. Jones assumed the new title of Executive Vice President in December 2011.

Mr. McColl joined the Company in April 1996, serving initially as a Vice President and then a Senior Vice President, before being promoted to Executive Vice President – Development, Office Leasing and Asset Management in February 2010. As a result of the Company changing its organizational structure, Mr. McColl assumed the new title of Executive Vice President in December 2011.

Mr. Ellis joined the Company in August 2006 as Senior Vice President – Client Services. As a result of the Company changing its organizational structure, Mr. Ellis assumed the new title of Senior Vice President in December 2011.

Mr. Harris joined the Company in February 2005 as Senior Vice President and Chief Accounting Officer and was subsequently appointed Assistant Secretary.

Mr. Jackson joined the Company in December 2004 as Senior Vice President, General Counsel and Corporate Secretary.

PART II

Item 5. Market for Registrant’s Common Stock and Related Stockholder Matters

Market Information

The high and low sales prices for the Company’s common stock and dividends declared per common share (the 2010 dividends were paid in a combination of stock and cash) were as follows:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	2011 Quarters				2010 Quarters
	First	Second	Third	Fourth	First	Second	Third	Fourth

High	$8.79	$9.09	$9.19	$6.85	$8.68	$8.67	$7.36	$8.44
Low	$7.72	$8.06	$5.76	$5.25	$6.70	$6.66	$6.00	$6.86
Dividends	$0.045	$0.045	$0.045	$0.045	$0.09	$0.09	$0.09	$0.09
Payment Date	2/22/2011	5/27/2011	8/25/2011	12/22/2011	3/15/2010	6/18/2010	9/17/2010	12/17/2010

Holders

The Company’s common stock trades on the New York Stock Exchange (ticker symbol CUZ). On February 14, 2012, there were 931 common stockholders of record.

Purchases of Equity Securities

For information on the Company’s equity compensation plans, see Note 6 of the accompanying Consolidated Financial Statements, which is incorporated herein.

The Company purchased the following common shares during the fourth quarter of 2011:

	September 30,	September 30,
	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)

October 1 - 31	—	$—
November 1 - 30	—	—
December 1 - 31	1,190	6.05

	1,190	$6.05

(1)	Activity for the fourth quarter of 2011 related to the remittances of shares for income taxes due for restricted stock vesting.

Performance Graph

The following graph compares the five-year cumulative total return of the Company’s Common Stock with the S&P 500 Index, the NYSE Composite Index, the FTSE NAREIT Equity Index and the SNL US REIT Office Index. For years following 2011, the Company will no longer include the S&P 500 Index as a reference point, due to the fact that it uses the NYSE Composite Index as its broad market reference. The graph assumes a $100 investment in each of the indices on December 31, 2006 and the reinvestment of all dividends.

COMPARISON OF CUMULATIVE TOTAL RETURN OF ONE OR MORE COMPANIES, PEER

GROUPS, INDUSTRY INDICES AND/OR BROAD MARKETS

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Fiscal Year Ended
Index	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
Cousins Properties Incorporated	100.00	65.87	44.16	25.59	28.42	22.39
S&P 500 Index	100.00	105.49	66.46	84.05	96.71	98.76
NYSE Composite Index	100.00	109.14	66.41	85.39	97.01	93.45
FTSE NAREIT Equity Index	100.00	84.31	52.50	67.20	85.98	93.11
SNL US REIT Office Index	100.00	79.53	45.22	61.98	75.18	74.50

Item 6. Selected Financial Data

The following selected financial data sets forth consolidated financial and operating information on a historical basis. This data has been derived from the Company’s consolidated financial statements and should be read in conjunction with the Consolidated Financial Statements and notes thereto. The data below has been restated for discontinued operations detailed in Note 8 of the Consolidated Financial Statements. In addition, Note 5 of the Consolidated Financial Statements provides information on impairment losses recognized in 2011, 2010 and 2009. In all four quarters of 2010 and in the last three quarters of 2009, the common stock dividends were paid in a combination of cash and stock. The following table reflects the total dividend, both cash and stock, paid.

	September 30,	September 30,	September 30,	September 30,	September 30,
	For the Years Ended December 31,
	2011	2010	2009	2008	2007
	($ in thousands, except per share amounts)

Rental property revenues	$135,573	$130,522	$128,244	$127,809	$97,257
Management, leasing and other fee income	33,180	33,420	33,806	47,662	36,314
Residential lot, multi-family and outparcel sales	7,679	50,385	38,262	15,437	9,969
Other	2,032	1,229	2,972	4,149	6,557

Total revenues	178,464	215,556	203,284	195,057	150,097

Rental property operating expenses	55,918	53,750	57,996	49,608	40,317
Depreciation and amortization	50,174	53,313	47,781	45,770	34,170
Residential lot, multi-family and outparcel cost of sales	5,378	37,716	30,652	11,106	7,685
Interest expense	27,784	37,180	39,759	27,602	8,268
Impairment losses	107,763	2,554	40,512	2,100	—
General, administrative and other expenses	51,592	57,668	65,854	64,502	60,632

Total expenses	298,609	242,181	282,554	200,688	151,072

Loss on extinguishment of debt and interest rate swaps	(74)	(9,827)	(2,766)	—	(446)
Benefit (provision) for income taxes from operations	186	1,079	(4,341)	8,770	4,423
Income (loss) from unconsolidated joint ventures	(18,299)	9,493	(68,697)	9,721	6,096
Gain on sale of investment properties	3,494	1,938	168,637	10,799	5,535

Income (loss) from continuing operations	(134,838)	(23,942)	13,563	23,659	14,633

Discontinued operations	11,371	11,909	15,984	1,266	19,945

Net income (loss)	(123,467)	(12,033)	29,547	24,925	34,578
Net income attributable to noncontrolling interests	(4,958)	(2,540)	(2,252)	(2,378)	(1,656)

Preferred dividends	(12,907)	(12,907)	(12,907)	(14,957)	(15,250)

Net income (loss) available to common stockholders	$(141,332)	$(27,480)	$14,388	$7,590	$17,672

Net income (loss) from continuing operations attributable to controlling interest per common share-basic and diluted	$(1.47)	$(0.39)	$(0.02)	$0.12	$(0.04)

Net income (loss) per common share—basic	$(1.36)	$(0.27)	$0.22	$0.15	$0.34

Net income (loss) per common share—diluted	$(1.36)	$(0.27)	$0.22	$0.15	$0.33

Dividends declared per common share	$0.18	$0.36	$0.74	$1.36	$1.48

Total assets (at year-end)	$1,235,535	$1,371,282	$1,491,552	$1,693,795	$1,509,611
Notes payable (at year-end)	$539,442	$509,509	$590,208	$942,239	$676,189
Stockholders’ investment (at year-end)	$603,692	$760,079	$787,411	$466,723	$554,821
Common shares outstanding (at year-end)	103,702	103,392	99,782	51,352	51,280

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Selected Financial Data and the Consolidated Financial Statements and Notes.

Overview of 2011 Performance and Company and Industry Trends

The Company entered 2011 having stabilized its financial condition by reducing its leverage ratios and by beginning the process of simplifying its business platform through the sale of non-core holdings. Overall, the economies in the Company’s core markets appeared to have stabilized but were not showing signs of any significant recovery. In light of these conditions, management set goals for 2011 that included leasing vacant space in the Company’s operating properties, selling non-core assets and seeking investment opportunities where its leasing and development expertise could enhance value over time, including operationally and financially distressed assets. The Company was successful in meeting these goals and management believes that the Company is appropriately positioned for the future.

With respect to the Company’s leasing activities, the Company began 2011 with 91% of its office portfolio leased, but with 9% of its square footage expiring in 2011. In spite of these expirations, the Company was able to maintain its current office percent leased at 90% at year-end (excluding the newly acquired Promenade). This result is a function of the Company leasing or renewing approximately 1.0 million square feet of office space in 2011 in its wholly-owned and joint venture properties in a still-challenged leasing environment.

The Company continues to show strong leasing performance in its markets relative to its size and market share. Immediately prior to the Company’s acquisition of Promenade, the Company’s average percent leased in its three core submarkets of Atlanta (Buckhead, Midtown and Downtown) was approximately 93% versus an average market rate of 83%. The Company’s assets in Austin and Charlotte are close to 100% leased versus overall market percentages of between 88% and 89%, respectively. Of the new leases signed in Atlanta in 2011, the Company obtained a higher percentage than its relative market share.

While base rents for office space have deteriorated only marginally in the recent economic downturn, concessions in the form of free rent and tenant allowances have increased significantly. In the Atlanta market, rates and concessions have stabilized, but management does not believe that there will be significant improvement until employment in Atlanta, which is running below the national average, improves. The Company’s North Carolina markets are mixed, as they are being negatively impacted by employment contraction in the banking sector, but positively impacted by the region’s exposure to the education, technology and health services industries. The Company’s Texas markets, by contrast, have experienced positive job growth and lease absorption, resulting in a decline in lease concessions and an increase in rental rates.

The Company’s retail portfolio has increased from 86% percent leased at the beginning of 2011 to 89% at year-end. The Company has been able to maintain and increase the percent leased of its retail properties in spite of consumer spending on discretionary consumer services being at a low rate relative to previous recoveries. In addition to executing a new, 72,000 square foot lease with Academy Sports at The Avenue Forsyth, the Company’s retail team renewed leases of a number of national tenants, including GAP, Chico’s and Ann Taylor as well as Stein Mart at Greenbrier MarketCenter.

In the recent periods of economic downturn and uncertainty, the Company’s retail portfolio experienced base rental rate erosion, an increase in the number of tenants paying percentage rent in lieu of base rent, and higher allowances for tenant construction. Recently, the Company has seen an improvement in tenant sales and a modest increase in expansion plans by some national retailers. As a result, terms for new leases executed in the last half of 2011 were generally more traditional in nature as they predominately included standard base rent clauses and tenant construction allowances more in line with the structure of those seen prior to the downturn, although at lower rental rates. Management expects this trend to carry forward provided consumer confidence and associated consumer spending in each of its submarkets improves.

While the Company had success with its leasing activities in 2011, it also made progress on its goal of simplifying its business structure by selling non-core assets thereby generating additional capital for investment. During the year, the Company exited the condominium business by selling the last five units at its 10 Terminus project. It substantially exited the industrial business by selling Jefferson Mill Business Park—Building A (“Jefferson Mill”), King Mill Distribution Park—Building 3 (“King Mill”) and Lakeside

Ranch Business Park—Building 20 (“Lakeside”), and the industrial land in Texas. The Company reduced its holdings of other land by selling 43 acres and continued to decrease its holdings of residential lots by selling 482 lots, the most since 2007. In addition, the Company sold One Georgia Center, a 43 year-old building in Downtown Atlanta, the majority of which was leased by the Georgia Department of Transportation. As a result of these activities, the Company generated $157.0 million in proceeds for reinvestment.

To further simplify its business model to focus on Class A office properties, the Company has changed its strategy on certain land and residential holdings, as well as several other non-core assets, to more aggressively liquidate these assets. Instead of holding these assets for long-term investment or future development, the Company intends to sell these assets in bulk over a shorter time frame than previously intended. As a result of this change, the Company recorded impairment losses of $133.0 million in the fourth quarter of 2011. In addition, after the end of 2011, the Company entered into a contract to sell the majority of the residential projects owned in two joint ventures to its joint venture partner. The Company also expects to sell in bulk the assets related to other residential projects, thereby effectively exiting the residential development business. From this strategy shift, the Company expects it will generate proceeds from asset sales over time. Also, its estimated future capital outlays for development and for holding costs on these assets will be significantly reduced or eliminated.

With the additional proceeds generated in 2011 from asset sales, the Company was able to achieve another of its goals for 2011—to invest in assets in its core markets that management expects to add value over time. The most significant of these investments was the acquisition of Promenade, a 775,000 square foot Class A office building in the midtown submarket of Atlanta. Upon acquisition, the building was 59% leased and is, in management’s judgment, well-located in one of the most desirable sub-markets in metropolitan Atlanta. The Company expects its relationships with top-tier Atlanta companies and its reputation for providing superior property management services will generate leasing momentum for the building’s vacant space. The Company has already capitalized on its strengths by leasing 32,000 square feet since acquisition, bringing the building to 63% leased.

The Company also commenced two development projects in 2011. The Emory Point Phase I project is a mixed-use development adjacent to Emory University and the Centers for Disease Control that is expected to contain 443 apartment units and 80,000 square feet of retail space. The Company obtained this opportunity through its relationship with Emory University and is constructing the project in a joint venture with apartment developer Gables Residential. The project is located in what management believes to be a high barrier-to-entry submarket with high demand for housing, restaurants and other retail from students and employees of Emory University and Centers for Disease Control.

The Company also began work on Mahan Village, a 147,000 square foot retail center, anchored by Publix and Academy Sports, in Tallahassee, Florida, which was 79% leased prior to commencement. The Company obtained this opportunity when the existing developer needed assistance with financing.

During 2011, the Company invested $170.1 million in these three acquisition and development projects and expects to invest an additional $7.5 million, net of construction loans, in Emory Point and Mahan Village in future years.

Beyond 2011, the Company plans to continue to simplify its business model and to move toward holding substantially all of its assets in Class A office properties. The Company expects most of these assets will be located in its core markets of Georgia, Texas and North Carolina. The Company will continue to prefer investment opportunities that are financially or operationally distressed, thereby creating opportunities to add value through its leasing, asset management and development teams. In addition, the Company could acquire stable operating office properties in order to achieve strategic objectives. There is no guarantee that management will be able to achieve its goals, which could have an adverse impact on its results of operations.

Critical Accounting Policies

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) as outlined in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”), and the Notes to Consolidated Financial Statements include a summary of the significant accounting policies for the Company. The preparation of financial statements in accordance with GAAP requires the use of certain estimates, a change in which could materially affect revenues, expenses, assets or liabilities. Some of the Company’s accounting policies are considered to be critical accounting policies, which are ones that are both important to the portrayal of a company’s financial condition and results of operations, and ones that also require significant judgment or complex estimation processes. The Company’s critical accounting policies are as follows:

Long-Lived Assets

Cost Capitalization. The Company is involved in all stages of real estate ownership, including development. Prior to the point a project becomes probable of being developed (defined as more likely than not), the Company expenses predevelopment costs. After management determines the project is probable, all subsequently incurred predevelopment costs, as well as interest, real estate taxes and certain internal personnel and associated costs directly related to the project under development, are capitalized in accordance with accounting rules. If the Company abandons development of a project that had earlier been deemed probable, the Company charges all previously capitalized costs to expense. If this occurs, the Company’s predevelopment expenses could rise significantly in that period because all capitalized predevelopment costs associated with that project would be charged to expense in the period that this change occurs. The determination of whether a project is probable requires judgment by management. If management determines that a project is probable, interest, general and administrative and other expenses could be materially different than if management determines the project is not probable.

During both the predevelopment period and the period in which a project is under construction, the Company capitalizes all direct and indirect costs associated with planning, developing, leasing and constructing the project. Determination of what costs constitute direct and indirect project costs requires management, in some cases, to exercise judgment. If management determines certain costs to be direct or indirect project costs, amounts recorded in projects under development on the balance sheet and amounts recorded in general and administrative and other expenses on the statement of operations could be materially different than if management determines these costs are not directly or indirectly associated with the project.

Once a project is constructed and deemed substantially complete and held for occupancy, subsequent carrying costs, such as real estate taxes, interest, internal personnel and associated costs, are expensed as incurred. Determination of when construction of a project is substantially complete and held available for occupancy requires judgment. The Company considers projects and/or project phases substantially complete and held for occupancy at the earlier of the date on which the project or phase reached occupancy of 95% or one year from the issuance of a certificate of occupancy. The Company’s judgment of the date the project is substantially complete has a direct impact on the Company’s operating expenses and net income for the period.

Operating Property Acquisitions. From time to time, the Company acquires operating properties. The acquired tangible and intangible assets and assumed liabilities of operating property acquisitions are recorded at fair value at the acquisition date. Fair value is based on estimated cash flow projections that utilize available market information and discount and/or capitalization rates as appropriate. Estimates of future cash flows are based on a number of factors including historical operating results, known and anticipated trends, and market and economic conditions. The acquired assets and assumed liabilities for an acquired operating property generally include, but are not limited to: land, buildings, and identified tangible and intangible assets and liabilities associated with in-place leases, including tenant improvements, leasing costs, value of above-market and below-market leases, and acquired in-place lease values.

The fair value of land is derived from comparable sales of land within the same submarket and/or region. The fair value of buildings, tenant improvements, and leasing costs are based upon current market replacement costs and other relevant market rate information.

The fair value of the above-market or below-market component of an acquired in-place lease is based upon the present value (calculated using a market discount rate) of the difference between (i) the contractual rents to be paid pursuant to the lease over its remaining term and (ii) management’s estimate of the rents that would be paid using fair market rental rates and rent escalations at the date of acquisition over the remaining term of the lease. In-place leases at acquired properties are reviewed at the time of acquisition to determine if contractual rents are above or below current market rents for the acquired property, and an identifiable intangible asset or liability is recorded if there is an above or below-market lease.

The fair value of acquired in-place leases is derived based on management’s assessment of lost revenue and costs incurred for the period required to lease the “assumed vacant” property to the occupancy level when purchased. This fair value is based on a variety of considerations including, but not necessarily limited to: (1) the value associated with avoiding the cost of originating the acquired in-place leases; (2) the value associated with lost revenue related to tenant reimbursable operating costs estimated to be incurred during the assumed lease-up period; and (3) the value associated with lost rental revenue from existing leases during the assumed lease-up period. Factors considered in performing these analyses include an estimate of the carrying costs during the expected lease-up periods, such as real estate taxes, insurance and other operating expenses, current market conditions, and costs to execute similar leases, such as leasing commissions, legal and other related expenses.

The amounts recorded for above-market and in-place leases are included in Other Assets on the Balance Sheets, and the amounts for below-market leases are included in Accounts Payable and Accrued Liabilities on the Balance Sheets. These amounts are amortized on a straight-line basis as an adjustment to rental income over the remaining term of the applicable leases.

The determination of the fair value of the acquired tangible and intangible assets and assumed liabilities of operating property acquisitions requires significant judgments and assumptions about the numerous inputs discussed above. The use of different assumptions in these fair value calculations could significantly affect the reported amounts of the allocation of the acquisition related assets and liabilities and the related amortization and depreciation expense recorded for such assets and liabilities. In addition, since the value of above- and below-market leases are amortized as either a reduction or increase to rental income, respectively, the judgments for these intangibles could have a significant impact on reported rental revenues and results of operations.

Depreciation and Amortization. The Company depreciates or amortizes operating real estate assets over their estimated useful lives using the straight-line method of depreciation. Management uses judgment when estimating the life of the real estate assets and when allocating certain indirect project costs to projects under development. Historical data, comparable properties and replacement costs are some of the factors considered in determining useful lives and cost allocations. If management incorrectly estimates the useful lives of the Company’s real estate assets or if cost allocations are not appropriate, then depreciation and amortization may not be reflected properly in the Company’s results of operations.

The Company generally amortizes tenant costs over the lease term. In certain situations, the tenant may not fulfill its commitments under its lease, and the estimated amortization period of those tenant assets could change, which would result in accelerated amortization of tenant costs or a change in the amortization period, thereby directly affecting the current year’s net income.

Impairment of Long-Lived Assets – Real Estate Assets. On a quarterly basis, management reviews its real estate assets on a property-by-property basis for impairment. This review includes the Company’s operating properties, the Company’s holdings of undeveloped land and the Company’s residential lot developments.

The first step in this process is for management to use judgment to determine whether an asset is considered to be held and used or held for sale, in accordance with applicable accounting standards. In order to be considered a long-lived asset held for sale, management must, among other things, have the authority to commit to a plan to sell the asset in its current condition, have commenced the plan to sell the asset and have determined that it is probable that the asset will sell within one year. If management determines that an asset is held for sale, it must record an impairment loss if the fair value less costs to sell is less than the carrying amount. All real estate assets not meeting the held for sale criteria are considered to be held and used.

In the impairment analysis for assets held and used, management must use judgment to determine whether there are indicators of impairment. For operating properties, these indicators could include a decline in a property’s leasing percentage, a current period operating loss or negative cash flows combined with a history of losses at the property, a decline on lease rates for that property or others in the property’s market, or an adverse change in the financial condition of significant tenants. For land holdings, indicators could include on overall decline in the market value of land in the region, a decline in development activity for the intended use of the land or other adverse economic and market conditions. For residential lot developments, indicators could include a decline in the selling price of completed lots, an increase in inventory of residential lots in a particular project’s market area, or other general adverse market conditions with respect to new home development and sale.

If management determines that an asset that is held and used has indicators of impairment, it must determine whether the future estimated undiscounted net cash flows expected to be generated from that asset exceed the carrying amount of the asset. If the undiscounted net cash flows are less than the carrying amount of the asset, the Company must reduce the carrying amount of the asset to fair value.

In calculating the undiscounted net cash flows of an asset, management must estimate a number of inputs. For operating properties, management must estimate future rental rates, expenditures for future leases, future operating expenses, market capitalization rates for residual values, among other things. For land holdings, management must estimate future development costs as well as operating income, expenses and residual capitalization rates for land held for future development. Management also must estimate future sales prices for land that it intends to hold for sale to a developer or for sale in a build-to suit project. For residential lot developments, management must estimate future sales prices, costs to complete development, carrying costs and other costs to complete the development.

In determining the fair value of an asset, management may use a discounted cash flow calculation or utilize comparable market information. Management must determine an appropriate discount rate to apply to the cash flows in the discounted cash flow calculation. Management must use judgment in analyzing comparable market information because no two real estate assets are identical in location and price.

The estimates and judgments used in the impairment process are highly subjective and susceptible to frequent change. If management determines that an asset is held and used, the results of operations could be materially different than if it determines that an asset is held for sale. Different assumptions management uses in the calculation of undiscounted net cash flows of a project could cause a material impairment loss to be recognized when no impairment is otherwise warranted. Management’s assumptions about the discount rate used in a discounted cash flow estimate of fair value and management’s judgment with respect to market information could materially affect the decision to record impairment losses or, if required, the amount of the impairment losses.

Impairment of Long-Lived Assets—Investments in Joint Ventures. On a quarterly basis, management performs an impairment analysis of the recoverability of its investments in joint ventures in accordance with accounting rules. This review includes management analyzing its investments in joint ventures for indicators of impairment. If indicators of impairment are present for any of the Company’s investments in joint ventures, management calculates the fair value of the investment. If the fair value of the investment is less than the carrying value of the investment, management must determine whether the impairment is temporary or other than temporary, as defined. If management assesses the impairment to be temporary, the Company does not record an impairment charge. If management concludes that the impairment is other than temporary, the Company records an impairment charge.

Management uses considerable judgment in determining whether there are indicators of impairment present and in the assumptions, estimations and inputs used in calculating the fair value of the investment. Management also uses judgment in making the determination as to whether the impairment is temporary or other than temporary. The Company utilizes guidance provided by the SEC in making the determination of whether the impairment is temporary. The guidance indicates that companies consider the length of time that the impairment has existed, the financial condition of the joint venture and the ability and intent of the holder to retain the investment long enough for a recovery in market value. Management’s judgment as to the fair value of the investment or on the conclusion of the nature of the impairment could have a material impact on the results of operations and financial condition of the Company.

Revenue Recognition

Residential Lot and Certain Land Tract Sales. When selling lots or certain land tracts contained in an integrated residential development project, management records cost of sales based on a profit percentage. This profit percentage is calculated based on the aggregate estimated sales prices for the overall development and the aggregate estimated costs for the overall development. Management must use significant judgment in determining the future estimated sales prices and costs. Markets for residential lots and land can change over time, and therefore, historical sales prices may not be indicative of a project’s prices over its lifetime. In addition, sales may not occur at a consistent or predictable rate. This has been particularly true over the past several years in the residential real estate markets in which the Company operates. Costs of a project may change over time, particularly if timing of sales changes and becomes extended. Management’s judgment on the estimated selling prices, the estimated costs and the timing of projects could materially affect the amount the Company records as its cost of sales on residential lots and certain land tracts.

Valuation of Receivables. The Company generates a significant percentage of its revenues from base rentals and expense reimbursements from tenant leases in office and retail properties. In some cases, receivables are recognized for amounts due under leases or other contracts and agreements, which ultimately may not be collected. The Notes and Other Receivables line item on the Balance Sheet includes current tenant rent receivables and amounts deferred for tenant leases under the straight-line method of accounting, and the balance is shown net of an allowance for doubtful accounts. The Company reviews its receivables regularly for potential collection problems in computing the allowance to record against its receivables. This review process requires management to make certain judgments regarding collectibility, notwithstanding the fact that ultimate collections are inherently difficult to predict. Economic conditions fluctuate over time, and the Company has tenants in various different industries which experience frequent changes in economic health, which makes historical information often not useful in predicting collectibility. Therefore certain receivables currently deemed collectible could become uncollectible, and those reserved could be ultimately collected. A change in judgments made could result in an adjustment to the allowance for doubtful accounts with a corresponding effect on net income.

Income Taxes – Valuation Allowance

In accordance with accounting rules, a valuation allowance is established against a deferred tax asset if, based on the available evidence, it is more likely than not that such assets will not be realized. The realization of a deferred tax asset ultimately depends on the existence of sufficient taxable income in either the carryback or carryforward periods under tax law. The Company periodically assesses the need for valuation allowances for deferred tax assets based on the more-likely-than-not realization threshold criterion. In the assessment, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment requires considerable judgment by management and includes, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, its experience with operating loss and tax credit carryforwards and tax planning alternatives. If management determines that the Company requires a valuation allowance on its deferred tax assets, income tax expense or benefit could be materially different than if management determines no such valuation allowance is necessary.

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

Management uses judgment to determine whether an entity is a VIE, whether the Company is the primary beneficiary of a VIE and whether the Company exercises control over the entity. If management determines that an entity is a VIE with the Company as primary beneficiary or if management concludes that the Company exercises control over the entity, the balance sheet and statement of operations would be significantly different than if management concludes otherwise. In addition, VIEs require different disclosures in the notes to the financial statements than entities that are not VIEs. Management may also change its conclusions, and thereby change its balance sheet, statement of operations and notes to the financial statements, based on facts and circumstances that arise after the original consolidation determination is made. These changes could include additional equity contributed to entities, changes in the allocation of cash flow to entity partners and changes in the expected results within the entity.

Discussion of New Accounting Pronouncements

In June 2011, the FASB issued new guidance related to the presentation of other comprehensive income (“OCI”). Currently, the Company includes components of OCI in the Statements of Equity. The new guidance requires, among other items, the presentation of the components of net income and OCI in one continuous statement or in two separate but consecutive statements. The guidance is effective for periods beginning after December 15, 2011. The Company does not expect adoption of this guidance to have a material effect on results of operations or financial condition.

Results of Operations For The Three Years Ended December 31, 2011

General. The Company’s financial results have historically been significantly affected by sale transactions and the fees generated by, and start-up operations of, real estate developments. These types of transactions and developments do not necessarily recur. Accordingly, the Company’s historical financial statements may not be indicative of future operating results.

Rental Property Revenues. Overall, rental property revenues increased $5.1 million (4%) between 2011 and 2010, and increased approximately $2.3 million (2%) between 2010 and 2009.

Comparison of Year Ended December 31, 2011 to 2010.

Office — Rental property revenues from the office portfolio increased $3.7 million (4%) between 2011 and 2010 as a result of the following:

•	Increase of $1.6 million as a result of the 2011 Promenade acquisition;

•	Increase of $830,000 at Terminus 100 due in part to an increase in average economic occupancy from 92% in 2010 to 96% in 2011 and to an increase in parking revenues;

•	Increase of $854,000 at the American Cancer Society Center (the “ACS Center”), primarily due to an increase in average economic occupancy from 85% in 2010 to 89% in 2011;

•	Increase of $1.0 million at 191 Peachtree Tower, due in part to an increase in average economic occupancy from 75% in 2010 to 76% in 2011 and to an increase in parking revenues; and

•	Decrease of $369,000 at 600 University Park Place where average economic occupancy decreased from 98% in 2010 to 78% in 2011;

Retail — Rental property revenues from the retail portfolio increased $1.4 million (4%) between 2011 and 2010 as a result of the following:

•

Increase of $2.0 million at The Avenue Forsyth, as a result of an increase in average economic occupancy from 70% in 2010 to 73% in 2011, and as a result of higher revenues from the elimination of certain co-tenancy contingencies in 2011; and

•	Decrease of $691,000 at The Avenue Collierville, where average economic occupancy decreased from 90% in 2010 to 88% in 2011.

Comparison of Year Ended December 31, 2010 to 2009.

Office — Rental property revenues from the office portfolio increased $956,000 (1%) between 2010 and 2009 as a result of the following:

•	Increase of $4.6 million in 2010 related to 191 Peachtree Tower, where average economic occupancy increased from 61% in 2009 to 75% in 2010;

•

Decrease of $2.4 million in 2010 from the ACS Center, where average economic occupancy decreased from 92% in 2009 to 85% in 2010, primarily due to the expiration of the 139,000 square foot AT&T lease in the third quarter of 2009; and

•

Decrease of $727,000 in 2010 from Terminus 100 due to a decrease in revenues from retail tenants, a decrease in parking revenues and an adjustment to tenant recovery revenues caused by a decrease in recoverable expenses.

Retail—Rental property revenues from the retail portfolio increased $1.3 million (4%) between 2010 and 2009 as a result of the following:

•	Increase of $2.6 million in 2010 from The Avenue Forsyth where average economic occupancy increased from 58% in 2009 to 70% in 2010; and

•	Decrease of $942,000 in 2010 related to The Avenue Webb Gin, mainly due to the sale of four leased outparcels during 2010.

Rental Property Operating Expenses. Rental property operating expenses increased approximately $2.2 million (4%) in 2011 compared to 2010 as a result of the following:

•	Increase of $953,000 as a result of the 2011 acquisition of Promenade; and

•	Increase of $411,000 at The Avenue Forsyth due to an increase in average economic occupancy and to an increase in property taxes.

Rental property operating expenses decreased approximately $4.2 million (7%) in 2010 compared to 2009 as a result of the following:

•	Decrease of $1.0 million in 2010 from Terminus 100 due to a decrease in bad debt expense, a decrease in parking costs and a true up of 2008 operating expenses made during 2009;

•	Decrease of $1.3 million in 2010 from 191 Peachtree Tower due primarily to a decrease in bad debt expense during 2010 compared to 2009;

•

Decrease of $961,000 in 2010 from The Avenue Carriage Crossing due to a decrease in real estate tax expense based on an anticipated reduction in assessments, a reduction in insurance costs and a decrease in bad debt expense; and

•	Decrease of $657,000 in 2010 from The Avenue Webb Gin due mainly to a decrease in bad debt expense.

Fee Income. The Company generates fee income through the leasing, management and development of properties owned by joint ventures in which the Company has an ownership interest and from certain other third party owners outside of its Cousins Properties Services (“CPS”) subsidiary. These amounts vary by years due to the development and leasing needs at the underlying properties and the mix of contracts with third parties. Amounts are expected to continue to vary in future years based on volume and composition.

Fee income decreased approximately $623,000 (4%) between 2011 and 2010. This decrease is the result of a decrease in leasing fees of $515,000 mainly due to higher levels of leasing occurring at the Palisades West LLC and MSREF/Cousins Terminus 200 LLC (“MSREF/T200”) ventures during 2010, partially offset by fees received from the Ten Peachtree Place Associates and Crawford Long – CPI, LLC ventures in 2011.

Fee income increased $2.6 million (22%) between 2009 and 2010. This increase is the result of an increase in leasing fees of approximately $1.9 million, primarily due to leasing fees of approximately $1.6 million recognized from the MSREF/T200 venture formed in 2010.

Third Party Management and Leasing Revenues. Third party management and leasing revenues represent amounts recognized from contracts with the CPS subsidiary, which performs management and leasing for certain third party-owned office and retail properties. Management fees fluctuate based on the number and size of the properties within the CPS portfolio. Leasing fees fluctuate based on the rollover activity at the underlying properties and the overall supply and demand for leased space within the individual markets. These revenues, including expense reimbursements, did not change significantly between 2011 and 2010. Between 2010 and 2009, these revenues decreased approximately $3.0 million (14%), due to a drop in the average square feet managed between the years.

Multi-Family Residential Sales and Cost of Sales. Multi-family residential unit sales and cost of sales decreased $29.8 million and $24.5 million 2011 and 2010, respectively. The Company had closed all but seven units at 10 Terminus Place as of December 31, 2010. Five of these units closed in 2011 compared to 75 in 2010. At 60 North Market, all the multi-family residential units closed in 2010, and a small amount of commercial space was sold during 2011, with a small amount remaining to be sold at December 31, 2011.

Multi-family residential sales and cost of sales increased $3.6 million and $1.4 million between 2010 and 2009, respectively, due to the following:

•	Closed 75 units at 10 Terminus Place in 2010 compared to 42 units in 2009, resulting in an increase of $16.7 million in sales and a $12.5 million increase in cost of sales;

•

Closed the five remaining residential units at 60 North Market in 2010 compared to 24 residential units in 2009 resulting in a decrease in sales of $6.2 million and in cost of sales of $5.7 million. The Company acquired this project in 2009, and sold the majority of the units acquired during 2009; and

•

Decrease of $6.9 million in sales, and a decrease of $5.3 million in cost of sales from The Brownstones at Habersham. The Company purchased this project in 2009 and sold all the units in the same year.

Residential Lot and Outparcel Sales and Cost of Sales. Combined residential lot and outparcel sales decreased $12.9 million between 2011 and 2010, and increased $8.5 million between 2010 and 2009. Combined residential lot and outparcel cost of sales decreased $7.8 million between 2011 and 2010 and increased $5.7 million between 2010 and 2009.

Residential Lot Sales and Cost of Sales – Sales less cost of sales from consolidated residential lot sales decreased $500,000 between 2011 and 2010. The Company sold 26 lots in 2011 compared to 39 lots in 2010.

Sales less cost of sales from consolidated residential lot sales increased $93,000 between 2010 and 2009. The increase is the result of a bulk sale of 25 lots in the fourth quarter of 2010 at the Company’s Cedar Grove project in Atlanta, Georgia.

Outparcel Sales and Cost of Sales – Outparcel sales less cost of sales, decreased $4.6 million between 2011 and 2010 and increased $2.8 million between 2010 and 2009. There were no outparcel sales in 2011, and eight and three outparcel sales in 2010 and 2009, respectively.

General and Administrative (G&A) Expenses. G&A expense decreased approximately $4.4 million (15%) between 2011 and 2010 as a result of the following:

•

Decrease in employee salaries and benefits, other than stock-based compensation, of approximately $1.7 million primarily due to a decrease in the number of Company corporate employees between 2011 and 2010;

•

Decrease stock-based compensation expense of approximately $1.7 million primarily due to a decrease in the valuation of stock-based awards, resulting mainly from a decline in the Company’s stock price between the periods;

•	Decrease of $298,000 due to a decrease in professional fees; and

•	Increase of $327,000 in board of director’s expenses, mainly due to a change in director compensation in 2011.

G&A expense increased approximately $2.3 million (9%) between 2010 and 2009 as a result of the following:

•

Increase in salaries and benefits before capitalization of approximately $2.9 million due to an increase in bonus expense in 2010, as the Company paid no bonuses to employees in 2009. This increase is partially offset by a decrease in the number of employees between the years;

•

Decrease in the capitalization of salaries and benefits of $825,000 in 2010. The Company capitalizes salaries and benefits of personnel who work on qualified development projects or those who work on leases that have been executed or certain leases that are probable of being executed. These costs are allocated to the related project and reduce G&A expense. The number of development projects and leases vary between years, and the amount of qualified development projects decreased between 2010 and 2009;

•	Decrease of approximately $704,000 in costs associated with operating the Company’s airplane, which was sold in the fourth quarter of 2009; and

•	Decrease of approximately $353,000 due to decreased advertising and marketing expenditures relating to the Company’s residential and for-sale multi-family projects.

Separation Expenses. Separation expenses decreased approximately $848,000 between 2011 and 2010 and $2.2 million between 2010 and 2009. The Company had reductions in force in each of the years presented, which varied by number of employees and positions between years. Approximately $2.0 million of the decrease between 2010 and 2009 was due to expense recognized in 2009 for the lump sum cash payment and for the modification of stock compensation awards related to the retirement of the Company’s former chief executive officer.

Interest Expense. Interest expense decreased $9.4 million (25%) between 2011 and 2010 due to the following:

•	Lower interest expense related to the payment of $56.2 million of higher cost fixed-rate mortgage debt using proceeds from the lower-rate Credit Facility;

•	Lower interest expense as a result of the termination of two interest rate swaps in 2010 which had effectively fixed certain variable-rate debt at a rate higher than the variable rate paid in 2011;

•	Reduced interest expense from the Terminus 100 mortgage note payable, which was refinanced in 2010 at a lower interest rate and a $40.0 million reduction in principal; and

•

Higher interest expense due to higher average amounts outstanding under the Credit Facility, mainly due to 2011 draws to construct Emory Point and Mahan Village and to acquire Promenade in 2011, partially offset by proceeds from asset sales.

Interest expense decreased $2.6 million (6%) between 2010 and 2009 due to the following:

•

Lower average borrowings, related primarily to the full year’s effect of the 2009 common equity offering, and a lower average interest rate, mainly due to interest rate swap terminations, on the Credit Facility in 2010 compared to 2009;

•	Repayment of a term loan which was under the Credit Facility in July 2010 and the termination of the associated interest rate swap;

•	Repayment of the 8.39% Meridian Mark Plaza note payable in July 2010. The Company entered into a new note payable secured by Meridian Mark Plaza at an interest rate of 6%; and

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

Depreciation and Amortization. Depreciation and amortization decreased approximately $3.1 million (6%) between 2011 and 2010 due to following:

•

Decrease of $2.4 million from 191 Peachtree Tower due to accelerated amortization in 2010 of tenant assets for a tenant who terminated its lease prior to the originally scheduled end date, partially offset by higher tenant improvement amortization from increased occupancy in 2011 compared to 2010;

•	Decrease of $843,000 from Terminus 100 due to accelerated amortization in 2010 of mostly retail tenants who terminated their leases prior to the originally scheduled end date;

•

Decrease of $1.0 million from The Avenue Collierville and The Avenue Webb Gin due to accelerated amortization in 2010 from tenants who terminated their leases prior to the originally scheduled end date;

•	Increase of $713,000 from the 2011 acquisition of Promenade;

•	Increase of $418,000 from increased occupancy at the ACS Center; and

•	Increase of $727,000 at 555 North Point Center East, as a tenant terminated its lease early and the amortization of the related tenant improvements was accelerated.

Depreciation and amortization increased approximately $5.5 million (12%) between 2010 and 2009 primarily as a result of the following:

•

Increase of $4.8 million related to higher tenant improvement amortization from increased occupancy at 191 Peachtree Tower between 2010 and 2009, and to accelerated amortization in 2010 of tenant assets for a tenant who terminated its lease prior to the originally schedule end date;

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

•

Decrease of $809,000 in depreciation of furniture, fixtures and equipment for the corporate offices due to a reduction in staff and office space, as well as equipment still being used which is fully depreciated.

Impairment Losses. During 2011, management began a strategic review and analysis of its residential and land businesses, as well as certain of its operating properties, in an attempt to determine the most effective way to maximize the value of its holdings. As a result of this review, in February 2012, the Company determined that it would liquidate its holdings of certain non-core assets in bulk on a more accelerated timeline and at lower prices than initially planned and re-deploy this capital, primarily into office properties within its core markets. Consequently, the Company recorded impairment losses on certain residential projects, land holdings and operating properties during the quarter ended December 31, 2011. These impairment losses, which are included in costs and expenses on the accompanying Statements of Operations, are detailed below, along with those recorded in 2010 and 2009 (in thousands):

	September 30,	September 30,	September 30,
	2011	2010	2009
Residential and land	$96,523	$—	$—
Operating properties	7,632
Investment in Verde Realty	3,508	—	—
60 N. Market/related note receivable	100	586	1,600
Handy Road land	—	1,968	—
10 Terminus Place		—	34,900
Company airplane		—	4,012

	$107,763	$2,554	$40,512

2011 Impairment Losses. In the fourth quarter of 2011, the Company revised the cash flow projections in light of the strategic review and analysis discussed above for its land and residential holdings as well as two operating properties that were being held for long term investment opportunities. The cash flow revisions reflected a higher probability that the Company would sell the assets in the short term than holding them for long term investment and development opportunities. As a result of these revisions, the undiscounted cash flows of 12 residential and land projects, as well as two operating properties, were less than their carrying amounts, and the Company recorded impairment losses to adjust these carrying amounts to fair value.

In the first quarter of 2011, the Company recorded an other-than-temporary impairment on its investment in Verde Realty (“Verde”), a cost method investment in a non-public real estate investment trust, to adjust the carrying amount of the Company’s investment to fair value, as a result of an analysis performed in connection with Verde’s withdrawal of its proposed public offering.

2010 Impairment Losses. Handy Road was an encumbered, undeveloped parcel of land in suburban Atlanta, Georgia, that the Company was holding for future development or sale. In 2010, the Company determined that it would convey the land to the bank through foreclosure. As a result, the Company recognized an impairment loss to record the land at its fair value. 60 North Market is a multi-family residential project in Asheville, North Carolina that was acquired by the Company in 2009. In 2010, the Company recorded an impairment loss on the project as it determined the fair value of the project had declined since its acquisition (see 2009 section below).

2009 Impairment Losses. 10 Terminus Place is a multi-family residential project in Atlanta, Georgia. In 2009, market conditions for for-sale multi-family residential projects deteriorated, and the Company recorded an impairment loss to record the project at estimated fair value. 60 North Market (see 2010 section above) was acquired by the Company in satisfaction of a note receivable, and the Company recorded an impairment loss upon acquisition. In addition, the Company sold its corporate airplane at an amount lower than its cost basis, which resulted in an impairment loss.

Additional Information Related to Impairment Losses. Most of the Company’s real estate assets are considered to be held for use pursuant to the accounting rules. If management’s strategy changes on any of these assets, the Company may be required to record significant impairment charges in future periods. Changes that could cause these impairment losses include: (1) a decision by the Company to sell the asset rather than hold for long-term investment or development purposes, or (2) changes in management’s estimates of future cash flows from the assets that cause the future undiscounted cash flows to be less than the asset’s carrying amount. Given the uncertainties with the economic environment and the amount of the Company’s land and residential lot holdings, management cannot predict whether or not the Company will incur impairment losses in the future, and if impairment losses are recorded, management cannot predict the magnitude of such losses.

Other Expense. Other expense did not change significantly between 2011 and 2010 and decreased $8.7 million (66%) between 2010 and 2009. Other expense includes predevelopment costs that the Company incurs prior to the stage where a project is considered probable of being developed. Once a project is determined to be probable, the Company capitalizes all predevelopment costs associated with the project. If the Company subsequently abandons a project that had been considered probable, the Company writes the previously capitalized costs off and records them in Other Expense. In 2011, 2010 and 2009, the Company abandoned one, one and three predevelopment projects, respectively, and recorded predevelopment expense associated with these abandoned projects of $937,000, $829,000 and $7.7 million in such years, respectively. Other Expense also includes funding costs such as real estate taxes, insurance and homeowners’ association expenses for completed development projects and property taxes and other costs for undeveloped land holdings. These holding costs decreased by $1.1 million between 2011 and 2010 and $1.4 million between 2010 and 2009 due to corresponding changes in the number of projects the Company was funding. In addition, acquisition costs increased approximately $468,000 between 2011 and 2010, primarily due to the acquisition of the Promenade office building in 2011.

Loss on Extinguishment of Debt and Interest Rate Swaps. In 2011, the Company prepaid the Lakeshore Park Plaza mortgage note and as a result, charged $74,000 of unamortized loan closing costs to expense. In 2010, the Company incurred a fee of $9.2 million to terminate an interest rate swap on a term loan. In addition, in 2010, the Company restructured its Credit Facility and wrote off $592,000 in unamortized loan closing costs related to the previous credit facility. In 2009, the Company paid fees of $2.8 million for the termination of one $75 million interest rate swap and the reduction of the notional amount of another interest rate swap from $75 million to $40 million. (See Notes 2 and 3 of Notes to Consolidated Financial Statements for additional information regarding the interest rate swaps.)

Benefit (Provision) for Income Taxes from Operations. Income taxes from operations was a benefit of $186,000 and $1.1 million in 2011 and 2010, respectively, and was a provision of $4.3 million in 2009. In 2009, the Company recorded a valuation allowance against the net deferred tax asset of its taxable REIT subsidiary, CREC. The Company was unable to predict with enough certainty whether the deferred tax asset and the current year benefits would ultimately be realized. Although CREC has operating losses, the Company is continuing to recognize no current income tax benefit due to the ongoing uncertainty of realization of these benefits. This uncertainty is the result of the continued decline in the housing market which directly impacts CREC’s residential lot and land business. In the fourth quarter of 2009, Congress changed certain tax laws which allowed the Company to carry back 2009 operating losses to profitable years. As a result, the Company recognized a benefit of $3.1 million in the fourth quarter of 2009, and an additional $1.1 million benefit in the first quarter of 2010.

Income (Loss) from Unconsolidated Joint Ventures.

Equity in net income (loss) from unconsolidated joint ventures. Income from unconsolidated joint ventures decreased $27.2 million between 2011 and 2010 and increased $27.1 million between 2010 and 2009. These changes were primarily due to impairment losses taken at four joint ventures. These impairment losses were recorded on specific assets held by the joint ventures, discussed below, in accordance with accounting standards for long-lived assets. A summary of the Company’s share of the impairment losses recorded at these ventures is as follows (in thousands):

	September 30,	September 30,	September 30,
	2011	2010	2009
Temco	$14,580	$—	$631
CL Realty	13,565	2,229	2,619
Terminus 200 LLC	—	—	20,931
Pine Mountain Builders	—	1,517	—

	$28,145	$3,746	$24,181

During 2011, CL Realty and Temco updated its cash flow projections for its projects and determined the cash flows to be generated by certain projects were less than their carrying amounts. Consequently, Temco and CL Realty recorded impairment losses in 2011 to record these assets at fair value, the Company’s share of which was $14.6 million and $13.6 million, respectively. In February 2012, CL Realty and Temco entered into a contract with its 50% partner, Forestar Realty Inc., to sell the majority of the ventures’ residential projects and land acreage for $23.5 million. The contract price approximates the adjusted carrying value of the applicable assets, and the ventures do not expect a significant gain or loss on this transaction.

The impairment loss at CL Realty in 2010 relates primarily to a decision to sell rather than develop a parcel of land in Padre Island, Texas, which required CL Realty to reduce the carrying cost of the parcel to fair value. The impairment loss at Pine Mountain Builders in 2010 relates primarily to a decision to sell six model homes held by this entity at amounts below their carrying cost.

The impairment loss at Temco in 2009 relates to a change in cash flow assumptions at one if its projects resulting in an adjustment to record the project at fair value. The impairment loss at CL Realty in 2009 relates to an adjustment to record an underlying investment CL Realty held in an unconsolidated joint venture to zero. The impairment loss at Terminus 200 LLC (“T200”) in 2009 represents the Company’s share of an adjustment to reduce the carrying amount of the building owned by T200 to fair value as a result of a change in estimates of future cash flows from operations and ultimate disposition of the building.

Additional joint venture results – 2011 to 2010:

•	Increase in income of $2.4 million from Cousins Watkins LLC, as this joint venture was formed at the end of 2010;

•	Increase in income of $593,000 from Palisades West LLC, as the average economic occupancy at the office buildings owned by this joint venture increased from 72% in 2010 to 97% in 2011;

•

Decrease in income of $3.9 million at CL Realty before impairments due to a reduction in net profits on lot and land tract sales and a decrease in oil and gas revenues recognized between 2011 and 2010; and

•

Decrease in income of $598,000 at Temco before impairments due to the receipt of letter of credit proceeds in 2010 which did not recur in 2011, partially offset by an increase in net profits on lot and land tract sales between 2011 and 2010.

Additional joint venture results – 2010 to 2009:

•	Increase in income of $5.7 million at CL Realty before impairments due to an increase in net profits on lot and tract sales between 2010 and 2009.

Impairment Loss on Investment in Unconsolidated Joint Ventures. The Company also may recognize an impairment loss on its investment in joint venture balance, regardless of whether the underlying venture records an impairment, and these impairments in the Company’s basis are calculated in accordance with accounting standards for impairment of equity method investments. During 2011, 2010 and 2009, the Company recorded the following impairment losses on its investments in unconsolidated joint ventures in the accompanying Statements of Operations (in thousands):

	September 30,	September 30,	September 30,
	2011	2010	2009
Temco	$608	$—	$6,700
CL Realty	—	—	20,300
T200	—	—	17,993
Glenmore	—	—	6,065

	$608	$—	$51,058

In 2011, CL Realty and Temco recorded impairment losses (see previous section for discussion). In addition, the Company recorded an other than temporary impairment on its investment in Temco, due to basis differences between the venture level and owner level. There was not an other than temporary impairment on the Company’s investment in CL Realty.

In 2009, the Company recorded an other-than-temporary impairment loss on its investments in CL Realty and Temco as a result of an extended market decline in the residential lot business. The Company also recorded an other-than-temporary impairment loss on its investment in T200 when it determined that it was probable that it would be required to fund a guarantee of the venture’s construction loan and other commitments to the venture (see Note 4 for discussion of venture level impairment losses taken at T200 in 2009). In addition, prior to and upon consolidation of Glenmore Garden Villas (“Glenmore”), a townhome project in Charlotte, North Carolina originally owned in a joint venture, the Company recorded an impairment loss on its investment in Glenmore to record its assets and related debt at fair value.

Gain on Sale of Investment Properties. Gain on sale of investment properties was $3.5 million, $1.9 million and $168.6 million in 2011, 2010 and 2009, respectively.

The 2011 gain included the following:

•	Sale of undeveloped land at the Company’s North Point project ($2.6 million);

•	Sale of undeveloped land related to the Lakeside industrial area ($610,000); and

•	Recurring amortization of deferred gain from CP Venture, LLC ($236,000).

The 2010 gain included the following:

•	Sale of undeveloped land at the Jefferson Mill and King Mill projects ($1.2 million);

•	Sale of Glenmore ($369,000);

•	Recurring amortization of deferred gain from CP Venture, LLC ($236,000); and

•	Sale of undeveloped land at the Company’s North Point project ($133,000).

The 2009 gain included the following:

•	Sale of undeveloped land at the Company’s North Point project ($745,000);

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

Discontinued Operations. Accounting rules require that certain properties that were sold or plan to be sold be treated as discontinued operations and that the results of their operations and any gains on sales from these properties are shown as a separate component of income in the Statements of Operations for all periods presented. Therefore, prior year results change as a result of the reclassification of the operations of these properties into a separate section of the Statements of Operations entitled Discontinued Operations. The differences between the years are due to the number and type of properties included, and not all property sales meet the qualifications for treatment as a discontinued operation.

In 2011, the Company sold One Georgia Center, a 376,000 square foot office building in Atlanta, Georgia, for a sales price of $48.6 million, which corresponded to a capitalization rate of approximately 8%. Also in 2011, the Company sold Jefferson Mill, a 459,000 square foot industrial property in suburban Atlanta, Georgia for a sales price of $22.0 million, and King Mill, a 796,000 square foot industrial property in suburban Atlanta, Georgia for a sales price of $28.3 million. The weighted average capitalization rate for these two industrial projects combined was 7.6%. The Company also sold Lakeside in 2011, a 749,000 square foot industrial property in Dallas, Texas for a sales price of $28.4 million. The capitalization rate of this property was not a significant determinant of the sales price, partly due to the fact that the transaction included related tracts of undeveloped land.

In 2010, the Company sold San Jose MarketCenter, a 213,000 square foot retail center in San Jose, California, for a sales price of $85.0 million and a capitalization rate of approximately 8%. Gain on extinguishment of debt recognized in 2009 related to the prepayment at a discount of the mortgage note payable secured by San Jose MarketCenter. The Company sold 8995 Westside Parkway, a 51,000 square foot office building in suburban Atlanta, Georgia for $3.2 million. The capitalization rate of 8995 Westside Parkway was not a significant determinant of the sales price because this building had no leases at the time of sale. Capitalization rates are generally calculated by dividing projected annualized cash flows by the sales price. No properties qualifying as Discontinued Operations were sold in 2009.

Net Income Attributable to Noncontrolling Interest. The Company consolidates certain entities and allocates the partner’s share of those entities’ results to Net Income Attributable to Noncontrolling Interests on the Statements of Operations. The noncontrolling interests’ share of the Company’s net income increased $2.4 million between 2011 and 2010, and did not change significantly between 2010 and 2009. In 2011, $1.6 million of the gain on sale of One Georgia Center was allocated to the noncontrolling partner in the entity which owned the property. Also in 2011, $1.4 million of the gain on sale of King Mill was allocated to the noncontrolling partner in the entity which owned the property.

Funds from Operations. The table below shows Funds from Operations Available to Common Stockholders (“FFO”) and the related reconciliation to net income (loss) available to common stockholders for the Company. The Company calculates FFO in accordance with the National Association of Real Estate Investment Trusts’ (“NAREIT”) definition, which is net income available to common stockholders (computed in accordance with GAAP), excluding extraordinary items, cumulative effect of change in accounting principle and gains on sale or impairment losses on depreciable property, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures to reflect FFO on the same basis.

FFO is used by industry analysts and investors as a supplemental measure of a REIT’s operating performance. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, many industry investors and analysts have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. Thus, NAREIT created FFO as a supplemental measure of REIT operating performance that excludes historical cost depreciation, among other items, from GAAP net income. The use of FFO, combined with the required primary GAAP presentations, has been fundamentally beneficial, improving the understanding of operating results of REITs among the investing public and making comparisons of REIT operating results more meaningful. Company management evaluates operating performance in part based on FFO. Additionally, the Company uses FFO, along with other measures, to assess performance in connection with evaluating and granting incentive compensation to its officers and other key employees. The reconciliation of net income (loss) available to common stockholders to FFO is as follows for the years ended December 31, 2011, 2010 and 2009 (in thousands, except per share information):

	September 30,	September 30,	September 30,
	Years Ended December 31,
	2011	2010	2009
Net Income (Loss) Available to Common Stockholders	$(141,332)	$(27,480)	$14,388
Depreciation and amortization:
Consolidated properties	50,174	53,313	47,781
Discontinued properties	3,887	6,643	8,052
Share of unconsolidated joint ventures	10,357	9,683	8,800
Depreciation of furniture, fixtures and equipment:
Consolidated properties	(1,688)	(1,884)	(3,366)
Discontinued properties	—	(5)	(16)
Share of unconsolidated joint ventures	(20)	(22)	(46)
Impairment losses on depreciable investment properties	7,632	—	—
Gain on sale of investment properties:
Consolidated properties	(3,494)	(1,938)	(168,637)
Discontinued properties, net of gain attributable to noncontrolling interests	(5,649)	(7,226)	(147)
Share of unconsolidated joint ventures	—	—	(12)
Gain on sale of undepreciated investment properties	3,258	1,697	1,243

Funds From Operations Available to Common Stockholders	$(76,875)	$32,781	$(91,960)

Per Common Share—Basic:
Net Income (Loss) Available	$(1.36)	$(.27)	$.22

Funds From Operations	$(.74)	$.32	$(1.40)

Weighted Average Shares—Basic	103,651	101,440	65,495

Per Common Share—Diluted:
Net Income (Loss) Available	$(1.36)	$(.27)	$.22

Funds From Operations	$(.74)	$.32	$(1.40)

Weighted Average Shares—Diluted	103,655	101,440	65,495

Liquidity and Capital Resources.

The Company’s primary liquidity sources are:

•	Net cash from operations;

•	Borrowings under its Credit Facility;

•	Sales of assets;

•	Proceeds from mortgage notes payable;

•	Proceeds from equity offerings; and

•	Joint venture formations.

The Company’s primary liquidity uses are:

•	Corporate expenses;

•	Payments of tenant improvements and other leasing costs;

•	Principal and interest payments on debt obligations;

•	Dividends to common and preferred stockholders;

•	Property acquisitions; and

•	Expenditures on predevelopment and development projects.

Financial Condition.

During 2011 and 2010, the Company improved its financial position by reducing leverage, extending maturities, replacing higher cost mortgage notes with lower cost financing and modifying credit agreements, all of which increased overall financial flexibility. The Company expects to fund its current commitments over the next 12 months with cash flows from operations, borrowings under its Credit Facility, a new or amended credit facility, borrowings under new or renewed mortgage loans and proceeds from the sale of assets. The Company has a $24 million fixed-rate mortgage loan maturing in 2012, and negotiations are underway to replace its Credit Facility, which currently matures in August 2012.

The Company may also seek additional capital to fund its activities that may include joint venture equity from third parties and the issuance of common or preferred equity. Relative to prior years, the Company’s new investment commitments have decreased. The Company commenced two new development projects and acquired an operating office building in 2011. Additional acquisitions or developments could occur in 2012 if opportunities arise. The Company also has commitments under current leases to fund tenant assets and anticipates incurring additional tenant costs in 2012 based on lease-up expectations.

Contractual Obligations and Commitments.

At December 31, 2011, the Company was subject to the following contractual obligations and commitments (in thousands):

	September 30,	September 30,	September 30,	September 30,	September 30,
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 years

Contractual Obligations:
Company debt:
Unsecured Credit Facility and construction loan	$198,251	$198,250	$1	$—	$—
Mortgage notes payable	341,191	28,800	9,660	24,037	278,694
Interest commitments (1)	140,308	22,111	36,214	34,290	47,693
Ground leases	15,514	106	220	231	14,957
Other operating leases	896	483	260	110	43

Total contractual obligations	$696,160	$249,750	$46,355	$58,668	$341,387

Commitments:
Estimated development commitments	$15,988	$989	$14,999	$—	$—
Unfunded tenant improvements and other	10,827	10,626	201	—	—
Letters of credit	2,105	2,105	—	—	—
Performance bonds	1,017	999	18	—	—

Total commitments	$29,937	$14,719	$15,218	$—	$—

(1)	Interest on variable rate obligations is based on rates effective as of December 31, 2011.

In addition, the Company has several standing or renewable service contracts mainly related to the operation of its buildings. These contracts were entered into in the ordinary course of business and are generally one year or less. These contracts are not included in the above table and are usually reimbursed in whole or in part by tenants.

The Company repaid three mortgage loans during 2011 totaling $56.2 million from its various sources of capital. These loans had a weighted average interest rate of 6.7%, which is higher than the rate paid on the Company’s Credit Facility and the weighted average rate on the Company’s other debt. The Company repaid these relatively high interest bearing notes to provide flexibility to sell these assets or refinance them at a later date, depending upon its strategic direction.

In 2011, the Company also entered into a construction loan to fund a new development project. The Company expects to fund the majority of its future development projects, whether wholly-owned or in joint ventures, with construction loans, as long as the terms remain attractive to other capital sources.

The Company’s existing mortgage debt is primarily non-recourse, fixed-rate mortgage notes secured by various real estate assets. Many of the Company’s non-recourse mortgages contain covenants which, if not satisfied, could result in acceleration of the maturity of the debt. The Company expects that it will either refinance the non-recourse mortgages at maturity or repay the mortgages with proceeds from other financings. As of December 31, 2011, the weighted average interest rate on the Company’s consolidated debt was 4.52%, and the Company’s consolidated debt to undepreciated assets ratio was 34.1%.

Credit Facility Information.

The Company’s Credit Facility bears interest at the London Interbank Offered Rate (“LIBOR”) plus a spread, based on the Company’s leverage ratio, as defined in the Credit Facility. At December 31, 2011, the spread over LIBOR under the Credit Facility was 2.0%, and the amount outstanding was $198.3 million. The amount that the Company may draw under the Credit Facility is a defined calculation based on the Company’s unencumbered assets and other factors. Total borrowing capacity under the Credit Facility was $350 million at December 31, 2011, and amounts remaining to be drawn are reduced by both letters of credit and borrowings outstanding. In August 2011, the Company exercised the one-year extension option under the Credit Facility, which changed the maturity date to August 29, 2012.

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

The Company is currently negotiating a new facility that is expected to replace its current Credit Facility. The new facility is expected to be in place in the first half of 2012.

Future Capital Requirements.

Over the long term, management intends to actively manage its portfolio of properties and strategically sell assets to exit its non-core holdings, reposition its portfolio of income-producing assets geographically and by product type, and generate capital for future investment activities. The Company expects to continue to utilize indebtedness to fund future commitments and expects to place long-term mortgages on selected assets as well as to utilize construction facilities for development assets, if available and under appropriate terms.

The Company may also generate capital through the issuance of securities that include common or preferred stock, warrants, debt securities or depositary shares. In March 2010, the Company filed a shelf registration statement to allow for the issuance of up to $500 million of such securities, of which $482 million remains to be drawn as of December 31, 2011. Management will continue to evaluate all public equity sources and select the most appropriate options as capital is required.

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

Cash Flows.

The reasons for significant increases and decreases in cash flows between the years are as follows:

Cash Flows from Operating Activities. Cash flows from operating activities decreased approximately $24.1 million between 2011 and 2010 due to the following:

•

Cash flows decreased $27.8 million from multi-family residential unit sales due to a lower number of units sold in 2011 compared to 2010 at both the Company’s 10 Terminus and 60 North Market condominium projects;

•	Cash flows decreased $14.3 million from net proceeds from outparcel sales. There were no outparcel sales in 2011, compared to eight outparcel sales in 2010;

•	Cash flows increased $2.8 million from a decrease in salaries and benefits and separation charges, excluding stock-based compensation, due to fewer corporate employees between 2011 and 2010;

•

Cash flows increased $2.2 million from residential lot, outparcel and multi-family acquisition and development expenditures due to a decrease in development activities for those property types between 2011 and 2010;

•	Cash flows decreased $1.9 million in bonus payments. In 2011, $4.7 million of cash bonuses were paid, compared to $2.8 million paid during 2010;

•	Cash flows increased $9.1 million due to a reduction in interest paid from lower average debt outstanding and lower average interest rates in 2011;

•	Cash flows increased $9.2 million as a result of the 2010 payment of a fee for an interest rate swap termination; and

•	Cash flows decreased $2.8 million from a decrease in income taxes refunded between 2011 and 2010.

Cash flows from operating activities increased approximately $36.5 million between 2010 and 2009 due to the following:

•	Cash flows increased $3.6 million from multi-family residential unit sales due to an increase in the number of units sold between 2010 and 2009;

•	Cash flows increased $8.5 million from residential lot and outparcel sales, mainly due to an increase in the number of outparcels sold in 2010 compared to 2009;

•

Cash flows increased $4.0 million from residential lot, outparcel and multi-family acquisition and development expenditures due to a decrease in development activities for those property types between 2010 and 2009;

•	Cash flows increased from the Company’s rental properties, primarily due to increased occupancy. See the Results of Operations section for additional information;

•	Cash flows increased $4.8 million from a decrease in salaries and benefits and separation charges, excluding stock-based compensation, due to fewer employees between 2010 and 2009;

•

Cash flows increased $1.9 million due a decrease in amounts contributed to the Company’s retirement savings plan. Offsetting this increase was an increase in bonuses paid during 2010. The Company paid no bonuses during 2009, and paid approximately $2.8 million of bonuses during 2010;

•	Cash flows increased $4.2 million from operating distributions from joint ventures as a result of the Company’s share of the proceeds from the sale of land at CL Realty;

•	Cash flows increased $8.3 million due to a reduction in interest paid due to a decrease in average borrowings and average interest rates between 2010 and 2009;

•	Cash flows decreased $6.4 million related to the payment of a $9.2 million fee for an interest rate swap termination in 2010 compared to $2.8 million paid in 2009; and

•	Cash flows increased $2.3 million from the receipt of $3.4 million in income tax refunds in 2010 compared to $1.1 million received in 2009.

Cash Flows from Investing Activities. Net cash provided by investing activities decreased approximately $71.7 million between 2011 and 2010 due to the following:

•

Cash flows increased $41.9 million from proceeds from the sale of investment properties. In 2011, the Company sold One Georgia Center, Jefferson Mill, King Mill, Lakeside and three tracts of land for net proceeds of approximately $144 million. In 2010, the Company sold San Jose MarketCenter, 8995 Westside Parkway, Glenmore and three tracts of land for net proceeds of approximately $102 million;

•

Cash flows decreased from a $148.1 million increase in acquisition, development and tenant asset expenditures. This increase was due to the acquisition of the Promenade office building, and to the commencement of construction of the Mahan Village project. In 2010, these expenditures related primarily to leasing costs on the Company’s existing operating properties;

•

Cash flows increased as a result of a $2.9 million decrease in contributions to joint ventures. In 2011, the Company contributed approximately $18.6 million to the newly formed EP I joint venture. In 2010, the Company contributed $14.9 million for the formation of the Cousins Watkins LLC joint venture, $4.0 million to CP Venture Five LLC for its share of a maturing note payable, and $3.2 million to the MSREF/T200 joint venture;

•

Cash flows decreased as a result of a decrease in distributions received from joint ventures of approximately $7.6 million, partially due to lower distributions from land sales at CL Realty and partially due to a $3.8 million 2010 distribution from CP Venture Five LLC related to a mortgage refinancing;

•

Cash flows decreased $1.6 million due to an increase in predevelopment expenditures between 2011 and 2010, mainly related to the Emory Point project, which is now being developed in the EP I joint venture. In addition, furniture, fixture and equipment costs were higher from the Company’s corporate office relocation during 2011;

•

Cash flows increased $23.0 million from restricted cash usage. Under the loan agreements for Meridian Mark Plaza and the ACS Center, reserves are required for future tenant improvement costs. In 2010, the Company funded approximately $12.5 million of these reserves. In 2011, $10.5 million of these funds were released toward the payment of tenant improvement costs; and

•	Cash flows increased $17.3 million due to the payment of a debt guarantee in 2010 related to the old T200 joint venture.

Net cash from investing activities increased approximately $72.2 million between 2010 and 2009 due to the following:

•	Cash flows increased $90.0 million in 2010 primarily from the sales of San Jose MarketCenter and 8995 Westside Parkway, and an increase in land sales between 2010 and 2009;

•	Cash flows increased from a $20.1 million decrease in property acquisition and development expenditures, as the Company did not have any significant projects under development or acquisitions in 2010;

•

Cash flows decreased as a result of an increase in contributions to joint ventures of approximately $21.0 million between 2010 and 2009. In 2010, the Company contributed $14.9 million to form the Cousins Watkins LLC joint venture, $4.0 million to pay off the mortgage note at CP Venture Five LLC, and $3.2 million to the newly-formed MSREF/T200 venture;

•	Cash flows increased $11.2 million from distributions from joint ventures primarily as a result of the Company’s share of proceeds from land sales at CL Realty;

•	Cash flows decreased $12.5 million related to restricted cash funding in 2010 as described above; and

•	Cash flows decreased $17.3 million in 2010 from the payment of a debt guarantee due to the restructuring of T200.

Cash Flows from Financing Activities. Net cash used in financing activities decreased approximately $95.0 million between 2011 and 2010 due to the following:

•

Cash flows increased $127.5 million between 2011 and 2010 from net proceeds from the Credit Facility. In 2011, the Company borrowed funds for the acquisition of the Promenade office building, and the payment of the 333/555 North Point Center East, the Lakeshore Park Plaza and the 600 University Park Place mortgage notes. Offsetting these borrowings were repayments in 2011 from proceeds from property sales. In 2010, the Company repaid a $100 million term loan mainly using proceeds from the sale of San Jose MarketCenter, offset by additional borrowings to pay the fee on the interest rate swap termination and the payment of the T200 debt guarantee;

•

Cash flows increased $13.6 million from the lower repayments of notes payable in 2011 compared to 2010. In 2011, the Company paid the $26.4 million 333/555 North Point Center East mortgage note, the $17.5 million Lakeshore Park Plaza mortgage note and the $12.3 million 600 University Park Place mortgage note. In 2010, the Company paid the $22.2 million Meridian Mark Plaza mortgage note and the $8.7 million Glenmore note, and paid $40 million in conjunction with the refinancing of the Terminus 100 note;

•	Cash flows decreased $27.0 million from the proceeds of other notes payable due to the issuance of a new mortgage note at Meridian Mark Plaza in 2010;

•

Cash flows decreased $6.5 million from common dividends paid. The 2011 annual dividend of $0.18 per share was paid all in cash, while the 2010 annual dividend of $0.36 per share was paid in a combination of cash and stock; and

•

Cash flows decreased $13.3 million from distributions to noncontrolling interests, as the Company distributed approximately $13.8 million in 2011 to its noncontrolling partners for their share of the proceeds from the sales of One Georgia Center, Jefferson Mill and King Mill.

Net cash used in financing activities increased approximately $37.1 million between 2010 and 2009 due to the following:

•

Cash flows increased from net borrowings under the Credit and Term Facilities of $236.4 million between 2010 and 2009. In 2009, the Company repaid $248 million under these facilities with proceeds from the September 2009 stock issuance. Also in 2009, the Company had net borrowings of $87.0 million to fund development and to repay the San Jose MarketCenter mortgage note. In 2010, the Company repaid a $100 million term loan mainly using the proceeds from the sale of San Jose MarketCenter, offset by additional borrowings to pay the $9.2 million fee on the interest rate swap termination and the $17.3 million payment of the T200 debt guarantee;

•

Cash flows increased $2.7 million in 2010 from repayments of notes payable. In 2010, the Company repaid the mortgage note at Meridian Mark Plaza for $22.2 million, the $8.7 million Glenmore note in conjunction with the sale of that property, and paid $40.0 million in conjunction with the refinancing of the Terminus 100 note. In 2009, the Company repaid the San Jose MarketCenter note for $70.3 million and the Brownstones at Habersham note for $3.2 million;

•	Cash flows increased $27.0 million due to the issuance of a new mortgage note at Meridian Mark Plaza;

•	Cash flows decreased from the payment of loan issuance costs of $2.0 million in 2010 due mainly to the amendment of the Company’s Credit Facility;

•	Cash flows decreased approximately $318.5 million from common stock issued, net of expenses, due to the issuance of 46 million shares in 2009;

•

Cash flows increased $10.5 million from common dividends paid partially due to a reduction in the dividend per share. The Company paid annual dividends of $0.36 per share in 2010 compared to $0.74 in 2009. Additionally, the Company paid its dividends in cash in the first quarter of 2009, while the remaining 2009 quarters and all the 2010 quarters had dividends paid using a combination of cash and stock; and

•

Cash flows increased from distributions to noncontrolling interests of $4.5 million from 2009 to 2010 primarily due to a distribution of $4.6 million in the 2009 period to the partner in the Company’s CP Venture Six joint venture.

Capital Expenditures. The Company incurs costs related to its real estate assets that include acquisition of properties, development and construction of new properties, redevelopment of existing or newly purchased properties, leasing costs for new or replacement tenants and ongoing property repairs and maintenance.

Capital expenditures for certain types of consolidated real estate are categorized as operating activities in the Statements of Cash Flows, such as those for the development of residential lots, retail outparcels and for-sale multi-family residential projects. During the years ended December 31, 2011, 2010 and 2009, the Company incurred $999,000, $3.3 million, and $7.3 million, respectively, in residential and for-sale multi-family project expenditures. The Company does not anticipate entering into any new residential or for-sale, multi-family projects in the near term, and upcoming expenditures are anticipated to be used to complete current projects in inventory.

Capital expenditures for other types of consolidated real estate assets, mainly office and retail assets the Company develops or acquires, and then holds and operates, are included in the property acquisition, development and tenant asset expenditures line item within investing activities on the Statements of Cash Flows. Amounts accrued are removed from the table below (accrued capital adjustment) to show the components of these costs on a cash basis. Components of costs included in this line item for the years ended December 31, 2011, 2010 and 2009 are as follows (in thousands):

	September 30,	September 30,	September 30,
	2011	2010	2009

Acquisition of property	$134,733	$—	$—
Projects under development	10,741	—	3,118
Redevelopment property—leasing costs	3,420	8,281	14,364
Redevelopment property—building improvements	6,036	3,956	7,185
Operating properties—leasing costs	25,476	19,396	10,909
Operating properties—building improvements	1,420	2,548	4,892
Land held for investment	57	—	4,846
Capitalized interest	117	—	2,056
Capitalized salaries	1,532	1,618	2,276
Accrued capital adjustment	(1,623)	(2,038)	4,228

Total property acquisition, development and tenant asset expenditures	$181,909	$33,761	$53,874

Capital expenditures increased $148.1 million between 2011 and 2010 mainly due to the fourth quarter 2011 purchase of Promenade and the third quarter 2011 commencement of development of the Mahan Village retail center. Tenant improvements and leasing costs, as well as some of the capitalized personnel costs, are a function of the number and size of executed new or renewed leases. The amount of tenant improvements and leasing costs on a per square foot basis varies by lease and by market, and such costs per square foot have increased in certain markets during recent periods. However, these amounts have stabilized overall and are decreasing in some of the Company’s markets. Given the level of expected leasing and renewal activity in future periods, management anticipates future tenant improvements and leasing costs to remain consistent with or greater than that experienced in 2011.

Capital expenditures decreased $20.1 million between 2010 and 2009. In 2009, development expenditures and related capitalized salaries and interest were from remaining construction costs for two retail properties which had opened during 2008. Land purchases related primarily to a land swap agreement consummated during

2009. No projects were under development and no land was purchased during 2010. The increase in costs for operating properties related to an increase in leasing activity. Offsetting this increase was a decrease in costs related to the redevelopment asset, 191 Peachtree Tower.

Dividends. The Company paid cash common and preferred dividends of $31.6 million, $25.1 million, and $35.6 million in 2011, 2010 and 2009, respectively, which it funded with cash provided by operating activities. All of the 2011 common stock dividends were paid in cash. The 2010 common stock dividends and the June, September and December 2009 common stock dividends were paid in a combination of cash and common stock. The value of the common dividends paid in stock totaled $24.3 million and $19.7 million in 2010 and 2009, respectively. The Company expects to fund its quarterly distributions to common and preferred stockholders with cash provided by operating activities, proceeds from investment property sales, distributions from unconsolidated joint ventures, and indebtedness, if necessary.

On a quarterly basis, the Company reviews the amount of the common dividend in light of current and projected future cash flows from the sources noted above and also considers the requirements needed to maintain its REIT status. In addition, the Company has certain covenants under its Credit Facility which could limit the amount of dividends paid. In general, dividends of any amount can be paid as long as leverage, as defined in the facility, is less than 55% and the Company is not in default under its facility. Certain conditions also apply in which the Company can still pay dividends if leverage is above that amount. The Company routinely monitors the status of its dividend payments in light of the Credit Facility covenants.

Effects of Inflation.

The Company attempts to minimize the effects of inflation on income from operating properties by providing periodic fixed-rent increases or increases based on the Consumer Price Index and/or pass-through of certain operating expenses of properties to tenants or, in certain circumstances, rents tied to tenants’ sales.

Off Balance Sheet Arrangements.

General. The Company has a number of off balance sheet joint ventures with varying structures, as described in Note 4 of Notes to Consolidated Financial Statements. Most of the joint ventures in which the Company has an interest are involved in the ownership and/or development of real estate. A venture will fund capital requirements or operational needs with cash from operations or financing proceeds, if possible. If additional capital is deemed necessary, a venture may request a contribution from the partners, and the Company will evaluate such request. In particular, the Company anticipates approximately $6.5 million in additional equity to fund project construction of the first phase at the EP I joint venture. Additionally, in July 2011, a large lease was signed at Ten Peachtree Place Associates, and the Company estimates contributions of approximately $6.3 million will be needed to fund tenant asset costs in this venture. Except as previously discussed, based on the nature of the activities conducted in these ventures, management cannot estimate with any degree of accuracy amounts that the Company may be required to fund in the short or long-term. However, management does not believe that additional funding of these ventures will have a material adverse effect on its financial condition or results of operations.

Debt. At December 31, 2011, the Company’s unconsolidated joint ventures had aggregate outstanding indebtedness to third parties of approximately $392.9 million. These loans are generally mortgage or construction loans, most of which are non-recourse to the Company, except as described below. In addition, in certain instances, the Company provides “non-recourse carve-out guarantees” on these non-recourse loans. Certain of these loans have variable interest rates, which creates exposure to the ventures in the form of market risk to interest rate changes. At December 31, 2011, approximately $29.1 million of the loans at unconsolidated joint ventures were recourse to the Company.

CF Murfreesboro Associates (“CF Murfreesboro”), of which the Company owns 50%, has a $113.2 million facility that matures on July 20, 2013, and $98.9 million was drawn at December 31, 2011. The Company has a $26.2 million repayment guarantee on the loan.

The Company guarantees 25% of two of the four outstanding loans at the Cousins Watkins LLC joint venture, which owns four retail shopping centers. The loans have a total capacity of $16.3 million, of which the Company guarantees $4.1 million. At December 31, 2011, the Company guaranteed $2.9 million, based on current amounts outstanding under these loans.

The Company guarantees repayment of 18.75% of the outstanding balance of the EP I construction loan, which has a maximum available of $61.1 million, equaling a total guarantee of approximately $11.5 million. This guarantee may be eliminated after project completion, based on certain covenants. The amount outstanding under this loan is minimal as of December 31, 2011.

Bonds. The unconsolidated joint ventures also had performance bonds of $426,000 at December 31, 2011, which the Company guarantees through an indemnity agreement with the bond issuer and which are shown on the Company’s commitment table above. These performance bonds relate to construction projects at the retail center owned by CF Murfreesboro, and the Company would seek reimbursement from CF Murfreesboro if the bond was paid.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

The Company’s primary exposure to market risk results from its debt, which bears interest at both fixed and variable rates. The Company mitigates this risk by limiting its debt exposure in total and its maturities in any one year and weighting more towards fixed-rate, non-recourse debt compared to recourse, variable-rate debt in its portfolio. The fixed rate debt obligations limit the risk of fluctuating interest rates, and generally are mortgage loans secured by certain of the Company’s real estate assets. The Company does not have a significant level of consolidated fixed-rate mortgage debt maturing in 2012, and therefore does not have high exposure for the refinancing of its mortgage debt in the near term. At December 31, 2011, the Company had $341.2 million of fixed rate debt outstanding at a weighted average interest rate of 5.81%. At December 31, 2010, the Company had $400.7 million of fixed rate debt outstanding at a weighted average interest rate of 5.94%. The amount of fixed-rate debt outstanding and the weighted average interest rate decreased from 2010 to 2011 as a result of the repayment of certain mortgage notes in 2011 using proceeds from the Credit Facility, which carried a lower interest rate. See Note 3 of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information regarding 2011 debt activity.

The Company has variable rate debt consisting primarily of its Credit Facility which had $198.3 million outstanding as of December 31, 2011. The interest rate on the Credit Facility was LIBOR plus a spread, which totaled 2.30% at December 31, 2011. As of December 31, 2010, the amount outstanding under the Credit Facility was $105.4 million at an interest rate of 2.26%. Borrowings under the Credit Facility increased in 2011 due to the repayment of mortgages as noted above and to the purchase of Promenade. Based on the Company’s average variable rate debt balances in 2011, interest expense would have increased by approximately $1.3 million in 2011 if these interest rates had been 1% higher.

The Company is currently negotiating a new facility that is expected to replace its current Credit Facility. The new facility is expected to be in place in the first half of 2012. The Company expects that the new facility will have a four-year term, a similar size and an interest rate spread over LIBOR reasonably consistent with the current spread.

Periodically, the Company uses derivative instruments, such as interest rate swaps, to mitigate its exposure to interest rate changes. The Company had interest rate swaps outstanding for a portion of 2010. There were no derivative instruments held as of December 31, 2011 or 2010. The Company could enter into new derivative instruments in the future if deemed to be an appropriate strategy to manage risk.

The following table summarizes the Company’s market risk associated with notes payable as of December 31, 2011. It includes the principal maturing, an estimate of the weighted average interest rates on those expected principal maturity dates and the fair values of the Company’s fixed and variable rate notes payable. Fair value was calculated by discounting future principal payments at estimated rates at which similar loans could have been obtained at December 31, 2011. The information presented below should be read in conjunction with Note 3 of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K. (The Company did not have a significant level of notes receivable at December 31, 2011, and the table does not include information related to notes receivable.)

	000000	000000	000000	000000	000000	000000	000000
($ in thousands)	2012	2013	2014	2015	2016	Thereafter	Total
Notes Payable:
Fixed Rate	$28,800	$4,783	$4,877	$5,168	$18,869	$278,694	$341,191
Average Interest Rate	5.47%	5.70%	5.76%	5.76%	6.43%	6.26%	5.81%

Variable Rate	$198,250	$—	$1	$—	$—	$—	$198,251
Average Interest Rate (1)	2.30%	—	3.25%	—	—	—	2.29%

(1)	Interest rates on variable rate notes payable are equal to the variable rates in effect on December 31, 2011.

Item 8. Financial Statements and Supplementary Data

The Consolidated Financial Statements, Notes to Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm are included on pages F-1 through F-36.

Certain components of quarterly net income (loss) available to common stockholders disclosed below differ from those as reported on the Company’s respective quarterly reports on Form 10-Q. As discussed in Notes 2 and 8 of Notes to Consolidated Financial Statements, gains and losses from the disposition of certain real estate assets and the related historical operating results were reclassified as Discontinued Operations for all applicable periods presented. Additionally, impairment losses were recorded in certain quarters during both 2011 and 2010, as discussed in Note 5. The following Selected Quarterly Financial Information (Unaudited) for the years ended December 31, 2011 and 2010 should be read in conjunction with the Consolidated Financial Statements and notes thereto included herein (in thousands, except per share amounts):

	September 30,	September 30,	September 30,	September 30,
	Quarters
	First	Second	Third	Fourth
	(Unaudited)

2011:
Revenues	$45,712	$42,186	$43,950	$46,616
Impairment losses	(3,508)	—	—	(104,255)
Income (loss) from unconsolidated joint ventures	2,496	2,312	2,660	(25,767)
Gain on sale of investment properties	59	59	59	3,317
Income (loss) from continuing operations	(4,440)	(1,478)	1,855	(130,775)
Discontinued operations	391	680	3,751	6,549
Net income (loss)	(4,049)	(798)	5,606	(124,226)
Net income (loss) attributable to controlling interest	(4,630)	(1,479)	3,414	(125,730)
Net income (loss) available to common stockholders	(7,857)	(4,706)	188	(128,957)
Basic and diluted net income (loss) per common share	(0.08)	(0.05)	0.00	(1.24)

	September 30,	September 30,	September 30,	September 30,
	Quarters
	First	Second	Third	Fourth
	(Unaudited)

2010:
Revenues	$64,410	$49,577	$48,890	$52,679
Impairment losses	—	(586)	—	(1,968)
Income from unconsolidated joint ventures	2,920	2,394	2,179	2,000
Gain on sale of investment properties	756	1,061	58	63
Income (loss) from continuing operations	770	(6,479)	(11,694)	(6,539)
Discontinued operations	1,410	1,695	7,234	1,570
Net income (loss)	2,180	(4,784)	(4,460)	(4,969)
Net income (loss) attributable to controlling interest	1,654	(5,368)	(5,156)	(5,703)
Net income (loss) available to common stockholders	(1,573)	(8,595)	(8,382)	(8,930)
Basic and diluted net income (loss) per common share	(0.02)	(0.09)	(0.08)	(0.09)

Note: The above per share quarterly information does not sum to full year per share information due to rounding. Other financial statements and financial statement schedules required under Regulation S-X are filed pursuant to Item 15 of Part IV of this report.

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

Report of Management on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States (“GAAP”). Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management, under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. The framework on which the assessment was based is described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, we concluded that we maintained effective internal control over financial reporting as of December 31, 2011. Deloitte & Touche, our independent registered public accounting firm, issued an opinion on the effectiveness of our internal control over financial reporting as of December 31, 2011, which follows this report of management.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Cousins Properties Incorporated:

We have audited the internal control over financial reporting of Cousins Properties Incorporated and subsidiaries (the “Company”) as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2011 of the Company and our report dated February 21, 2012 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Atlanta, Georgia

February 21, 2012

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Items 401 and 405 of Regulation S-K is presented in Item X in Part I above and is included under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement relating to the 2012 Annual Meeting of the Registrant’s Stockholders, and is incorporated herein by reference. The Company has a Code of Business Conduct and Ethics (the “Code”) applicable to its Board of Directors and all of its employees. The Code is publicly available on the “Investor Relations” page of its website site at www.cousinsproperties.com. Section 1 of the Code applies to the Company’s senior executive and financial officers and is a “code of ethics” as defined by applicable SEC rules and regulations. If the Company makes any amendments to the Code other than technical, administrative or other non-substantive amendments, or grants any waivers, including implicit waivers, from a provision of the Code to the Company’s senior executive or financial officers, the Company will disclose on its website the nature of the amendment or waiver, its effective date and to whom it applies. There were no amendments or waivers during 2011.

Item 11. Executive Compensation

The information under the captions “Executive Compensation” (other than the Committee Report on Compensation) and “Director Compensation” in the Proxy Statement relating to the 2012 Annual Meeting of the Registrant’s Stockholders is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information under the captions “Beneficial Ownership of Common Stock” and “Equity Compensation Plan Information” in the Proxy Statement relating to the 2012 Annual Meeting of the Registrant’s Stockholders is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information under the caption “Certain Transactions” and “Director Independence” in the Proxy Statement relating to the 2012 Annual Meeting of the Registrant’s Stockholders is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information under the caption “Summary of Fees to Independent Registered Public Accounting Firm” in the Proxy Statement relating to the 2012 Annual Meeting of the Registrant’s Stockholders has fee information for fiscal years 2011 and 2010 and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	1. Financial Statements

A.	The following Consolidated Financial Statements of the Registrant, together with the applicable Report of Independent Registered Public Accounting Firm, are filed as a part of this report:

2.	Financial Statement Schedule

The following financial statement schedule for the Registrant is filed as a part of this report:

September 30,	September 30,
Page Number

A. Schedule III—Real Estate and Accumulated Depreciation—December 31, 2011	S-1 through S-4

NOTE: Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

(b)	Exhibits

3.1	Restated and Amended Articles of Incorporation of the Registrant, as amended August 9, 1999, filed as Exhibit 3.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference.

3.1.1	Articles of Amendment to Restated and Amended Articles of Incorporation of the Registrant, as amended July 22, 2003, filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on July 23, 2003, and incorporated herein by reference.

3.1.2	Articles of Amendment to Restated and Amended Articles of Incorporation of the Registrant, as amended December 15, 2004, filed as Exhibit 3(a)(i) to the Registrant’s Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.

3.1.3	Articles of Amendment to Restated and Amended Articles of Incorporation of the Registrant, dated May 4, 2010, filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 10, 2010, and incorporated herein by reference.

3.2	Bylaws of the Registrant, as amended and restated June 6, 2009, filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 8, 2009, and incorporated herein by reference.

4(a)	Dividend Reinvestment Plan as restated as of March 27, 1995, filed in the Registrant’s Form S-3 dated March 27, 1995, and incorporated herein by reference.

10(a)(i)*	Cousins Properties Incorporated 1989 Stock Option Plan, renamed the 1995 Stock Incentive Plan and approved by the Stockholders on May 6, 1996, filed as Exhibit 4.1 to the Registrant’s Form S-8 dated December 1, 2004, and incorporated herein by reference.

10(a)(ii)*	Cousins Properties Incorporated 1999 Incentive Stock Plan, as amended and restated, approved by the Stockholders on May 6, 2008, filed as Annex B to the Registrant’s Proxy Statement dated April 13, 2008, and incorporated herein by reference.

10(a)(iii)*	Cousins Properties Incorporated 2005 Restricted Stock Unit Plan, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 9, 2005, and incorporated herein by reference.

10(a)(iv)*	Amendment No. 1 to Cousins Properties Incorporated 2005 Restricted Stock Unit Plan, filed as Exhibit 10(a)(iii) to the Registrant’s Form 10-Q for the quarter ended March 31, 2006, and incorporated herein by reference.

10(a)(v)*	Form of Restricted Stock Unit Certificate (with Performance Criteria), filed as Exhibit 10(a)(iv) to the Registrant’s Form 10-Q for the quarter ended March 31, 2006, and incorporated herein by reference.

10(a)(vi)*	Cousins Properties Incorporated 1999 Incentive Stock Plan – Form of Key Employee Non-Incentive Stock Option and Stock Appreciation Right Certificate, amended effective December 6, 2007, filed as Exhibit 10(a)(vi) to the Registrant’s Form 10-K for the year ended December 31, 2007, and incorporated herein by reference.

10(a)(vii)*	Cousins Properties Incorporated 1999 Incentive Stock Plan – Form of Key Employee Incentive Stock Option and Stock Appreciation Right Certificate, amended effective December 6, 2007, filed as Exhibit 10(a)(vii) to the Registrant’s Form 10-K for the year ended December 31, 2007, and incorporated herein by reference.

10(a)(viii)*	Cousins Properties Incorporated 2005 Restricted Stock Unit Plan – Form of Restricted Stock Unit Certificate, filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated December 11, 2006, and incorporated herein by reference.

10(a)(ix)*	Amendment No. 2 to the Cousins Properties Incorporated 2005 Restricted Stock Unit Plan, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 18, 2006, and incorporated herein by reference.

10(a)(x)*	Cousins Properties Incorporated 2005 Restricted Stock Unit Plan – Form of Restricted Stock Unit Certificate for Directors, filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on August 18, 2006, and incorporated herein by reference.

10(a)(xi)*	Form of Change in Control Severance Agreement, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 31, 2007, and incorporated herein by reference.

10(a)(xii)*	Amendment No. 1 to the Cousins Properties Incorporated 1999 Incentive Stock Plan, filed as Exhibit 10(a)(ii) to the Registrant’s Form 10-Q for the quarter ended March 31, 2008, and incorporated herein by reference.

10(a)(xiii)*	Amendment No. 4 to the Cousins Properties Incorporated 2005 Restricted Stock Unit Plan dated September 8, 2008, filed as Exhibit 10(a)(xiii) to the Registrant’s Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.

10(a)(xiv)*	Amendment No. 5 to the Cousins Properties Incorporated 2005 Restricted Stock Unit Plan dated February 16, 2009, filed as Exhibit 10(a)(xiv) to the Registrant’s Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.

10(a)(xv)*	Form of Amendment Number One to Change in Control Severance Agreement filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated May 12, 2009, and incorporated herein by reference.

10(a)(xvi)*	Amendment Number 6 to the Cousins Properties Incorporated 2005 Restricted Stock Unit Plan filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated May 12, 2009, and incorporated herein by reference.

10(a)(xvii)*	Form of Cousins Properties Incorporated Cash Long Term Incentive Award Certificate filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated May 12, 2009, and incorporated herein by reference.

10(a)(xviii)*	Cousins Properties Incorporated 2009 Incentive Stock Plan, as approved by the Stockholders on May 12, 2009, filed as Annex B to the Registrant’s Proxy Statement dated April 3, 2009, and incorporated herein by reference.

10(a)(xix)*	Cousins Properties Incorporated Director Non-Incentive Stock Option and Stock Appreciation Right Certificate under the Cousins Properties Incorporated 2009 Incentive Stock Plan, filed as Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended June 30, 2009, and incorporated herein by reference.

10(a)(xx)*	Cousins Properties Incorporated 2005 Restricted Stock Unit Plan – Form of Restricted Stock Unit Certificate for 2010-2012 Performance Period filed as Exhibit 10(a)(xx) to the Registrant’s Form 10-K for the year ended December 31, 2009, and incorporated herein by reference.

10(a)(xxi)*	Cousins Properties Incorporated 2009 Incentive Stock Plan – Form of Key Employee Non-Incentive Stock Option Certificate filed as Exhibit 10(a)(xxi) to the Registrant’s Form 10-K for the year ended December 31, 2009, and incorporated herein by reference.

10(a)(xxii)*	Cousins Properties Incorporated 2009 Incentive Stock Plan – Form of Stock Grant Certificate filed as Exhibit 10(a)(xxii) to the Registrant’s Form 10-K for the year ended December 31, 2009, and incorporated herein by reference.

10(a)(xxiii)*	Form of New Change in Control Severance Agreement, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 7, 2011, and incorporated herein by reference.

10(a)(xxiv)*	Form of Amendment Number Two to Change in Control Severance Agreement, filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on January 7, 2011, and incorporated herein by reference.

10(a)(xxv)*	Cousins Properties Incorporated 2009 Incentive Stock Plan – Form of Stock Grant Certificate filed as Exhibit 10(a)(xxv) to the Registrant’s Form 10-K for the year ended December 31, 2010, and incorporated herein by reference.

10(a)(xxvi)*	Cousins Properties Incorporated 2009 Incentive Stock Plan – Form of Key Employee Non-Incentive Stock Option Certificate filed as Exhibit 10(a)(xxvi) to the Registrant’s Form 10-K for the year ended December 31, 2010, and incorporated herein by reference.

10(a)(xxvii)*	Cousins Properties Incorporated 2009 Incentive Stock Plan – Form of Key Employee Incentive Stock Option Certificate filed as Exhibit 10(a)(xxvii) to the Registrant’s Form 10-K for the year ended December 31, 2010, and incorporated herein by reference.

10(a)(xxviii)*	Cousins Properties Incorporated 2005 Restricted Stock Unit Plan – Form of Restricted Stock Unit Certificate for 2011-2013 Performance Period filed as Exhibit 10(a)(xxviii) to the Registrant’s Form 10-K for the year ended December 31, 2010, and incorporated herein by reference.

10(a)(xxviv)*	Cousins Properties Incorporated 2005 Restricted Stock Unit Plan – Form of Restricted Stock Unit Certificate for 2012-2016 Performance Period filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 3, 2012, and incorporated herein by reference.

10(a)(xxvv)*	Cousins Properties Incorporated 2009 Incentive Stock Plan – Form of Key Employee Incentive Stock Option Certificate filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 3, 2012, and incorporated herein by reference.

10(d)*	Retirement and Consulting Agreement and General Release with James A. Fleming dated August 9, 2010, filed as Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2010, and incorporated herein by reference.

10(e)	Amended and Restated Credit Agreement, dated as of August 29, 2007, among Cousins Properties Incorporated as the Principal Borrower (and the Borrower Parties, as defined, and the Guarantors, as defined); Bank of America, N.A., as Administrative Agent, Swing Line

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

10(f)	Loan Agreement dated as of August 31, 2007, between Cousins Properties Incorporated, a Georgia corporation, as Borrower and JP Morgan Chase Bank, N.A., a banking association chartered under the laws of the United States of America, as Lender, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 7, 2007, and incorporated herein by reference.

10(g)	Loan Agreement dated as of October 16, 2007, between 3280 Peachtree I LLC, a Georgia limited liability corporation, as Borrower and The Northwestern Mutual Life Insurance Company, as Lender, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed October 17, 2007, and incorporated herein by reference.

10(h)	Contribution and Formation Agreement between Cousins Properties Incorporated, CP Venture Three LLC and The Prudential Insurance Company of America, including Exhibit U thereto, filed as Exhibit 10.1 to the Registrant’s Form 8-K filed on May 4, 2006, and incorporated herein by reference.

10(i)	Form of Indemnification Agreement, filed as Exhibit 10.1 to the Registrant’s Form 8-K dated June 18, 2007, and incorporated herein by reference.

10(j)	Underwriting Agreement dated September 15, 2009 by and among Cousins Properties Incorporated, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. Incorporated and J.P. Morgan Securities Inc., as representatives of the several underwriters, filed as Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed on September 17, 2009, and incorporated herein by reference.

10(k)	First Amendment dated as of February 19, 2010 to the Amended and Restated Credit Agreement dated August 29, 2007, among Cousins Properties Incorporated as the Principal Borrower (and the Co-Borrowers, as defined, and the Guarantors, as defined); Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer; Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager; Eurohypo AG, New York Branch, as Syndication Agent; PNC Bank, N. A., Wachovia Bank, N. A., and Wells Fargo Bank, N. A., as Documentation Agents; Norddeutsche Landesbank Girozentrale, as Managing Agent; and Aareal Bank AG, Charter One BANK, N.A. and Regions Bank, as Co-Agents, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 25, 2010, and incorporated herein by reference.

11	Computation of Per Share Earnings. Data required by SFAS No. 128, “Earnings Per Share,” is provided in Note 2 of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K, and incorporated herein by reference.

12†	Statement Regarding Computation of Earnings to Combined Fixed Charges and Preferred Dividends.

21†	Subsidiaries of the Registrant.

23†	Consent of Independent Registered Public Accounting Firm.

31.1†	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan or arrangement.

†	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cousins Properties Incorporated (Registrant)
Dated: February 21, 2012

	BY:	/s/ Gregg D. Adzema
Gregg D. Adzema
Executive Vice President and Chief Financial
Officer (Duly Authorized Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Capacity	Date

/s/ Lawrence L. Gellerstedt III Lawrence L. Gellerstedt III	Chief Executive Officer, President and Director (Principal Executive Officer)	February 21, 2012

/s/ Gregg D. Adzema Gregg D. Adzema	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 21, 2012

/s/ John D. Harris, Jr. John D. Harris, Jr.	Senior Vice President, Chief Accounting Officer and Assistant Secretary (Principal Accounting Officer)	February 21, 2012

/s/ Erskine B. Bowles Erskine B. Bowles	Director	February 21, 2012

/s/ Tom G. Charlesworth Tom G. Charlesworth	Director	February 21, 2012

/s/ James D. Edwards James D. Edwards	Director	February 21, 2012

/s/ Lillian C. Giornelli Lillian C. Giornelli	Director	February 21, 2012

/s/ S. Taylor Glover S. Taylor Glover	Chairman of the Board of Directors	February 21, 2012

/s/ James H. Hance, Jr. James H. Hance, Jr.	Director	February 21, 2012

/s/ William B. Harrison, Jr. William B. Harrison, Jr.	Director	February 21, 2012

/s/ William Porter Payne William Porter Payne	Director	February 21, 2012

/s/ R. Dary Stone R. Dary Stone	Director	February 21, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Cousins Properties Incorporated:

We have audited the accompanying consolidated balance sheets of Cousins Properties Incorporated and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cousins Properties Incorporated and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2012 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Atlanta, Georgia

February 21, 2012

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30,	September 30,
	December 31,
	2011	2010
ASSETS
PROPERTIES:
Operating properties, net of accumulated depreciation of $289,473 and $274,925 in 2011 and 2010, respectively	$884,652	$898,119
Projects under development	11,325	—
Land held for investment	54,132	123,879
Residential lots	13,195	63,403
Other	637	2,994

Total properties	963,941	1,088,395

CASH AND CASH EQUIVALENTS	4,858	7,599
RESTRICTED CASH	4,929	15,521
NOTES AND OTHER RECEIVABLES, net of allowance for doubtful accounts of $5,100 and $6,287 in 2011 and 2010, respectively	48,500	48,395
INVESTMENT IN UNCONSOLIDATED JOINT VENTURES	160,587	167,108
OTHER ASSETS	52,720	44,264

TOTAL ASSETS	$1,235,535	$1,371,282

LIABILITIES AND EQUITY
NOTES PAYABLE	$539,442	$509,509
ACCOUNTS PAYABLE AND ACCRUED LIABILITIES	36,075	32,388
DEFERRED GAIN	3,980	4,216
DEPOSITS AND DEFERRED INCOME	15,880	18,029

TOTAL LIABILITIES	595,377	564,142

COMMITMENTS AND CONTINGENT LIABILITIES

REDEEMABLE NONCONTROLLING INTERESTS	2,763	14,289

STOCKHOLDERS’ INVESTMENT:
Preferred stock, 20,000,000 shares authorized, $1 par value:
7.75% Series A cumulative redeemable preferred stock, $25 liquidation preference; 2,993,090 shares issued and outstanding in 2011 and 2010	74,827	74,827
7.50% Series B cumulative redeemable preferred stock, $25 liquidation preference; 3,791,000 shares issued and outstanding in 2011 and 2010	94,775	94,775
Common stock, $1 par value, 250,000,000 shares authorized, 107,272,078 and 106,961,959 shares issued in 2011 and 2010, respectively	107,272	106,962
Additional paid-in capital	687,835	684,551
Treasury stock at cost, 3,570,082 shares in 2011 and 2010	(86,840)	(86,840)
Distributions in excess of cumulative net income	(274,177)	(114,196)

TOTAL STOCKHOLDERS’ INVESTMENT	603,692	760,079

Nonredeemable noncontrolling interests	33,703	32,772

TOTAL EQUITY	637,395	792,851

TOTAL LIABILITIES AND EQUITY	$1,235,535	$1,371,282

See notes to consolidated financial statements.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	September 30,	September 30,	September 30,
	Years Ended December 31,
	2011	2010	2009
REVENUES:
Rental property revenues	$135,573	$130,522	$128,244
Fee income	13,821	14,444	11,840
Third party management and leasing revenues	19,359	18,976	21,966
Multi-family residential unit sales	4,664	34,442	30,841
Residential lot and outparcel sales	3,015	15,943	7,421
Other	2,032	1,229	2,972

	178,464	215,556	203,284

COSTS AND EXPENSES:
Rental property operating expenses	55,918	53,750	57,996
Third party management and leasing expenses	16,585	17,393	17,878
Multi-family residential unit cost of sales	2,487	27,017	25,629
Residential lot and outparcel cost of sales	2,891	10,699	5,023
General and administrative expenses	24,166	28,517	26,198
Interest expense	27,784	37,180	39,759
Reimbursed expenses	6,208	6,297	5,378
Depreciation and amortization	50,174	53,313	47,781
Impairment losses	107,763	2,554	40,512
Separation expenses	197	1,045	3,257
Other	4,436	4,416	13,143

	298,609	242,181	282,554

LOSS ON EXTINGUISHMENT OF DEBT AND INTEREST RATE SWAPS	(74)	(9,827)	(2,766)

LOSS FROM CONTINUING OPERATIONS BEFORE TAXES, UNCONSOLIDATED JOINT VENTURES AND SALE OF INVESTMENT PROPERTIES	(120,219)	(36,452)	(82,036)

BENEFIT (PROVISION) FOR INCOME TAXES FROM OPERATIONS	186	1,079	(4,341)

INCOME (LOSS) FROM UNCONSOLIDATED JOINT VENTURES:
Equity in net income (loss) from unconsolidated joint ventures	(17,691)	9,493	(17,639)
Impairment loss on investment in unconsolidated joint ventures	(608)	—	(51,058)

	(18,299)	9,493	(68,697)

LOSS FROM CONTINUING OPERATIONS BEFORE GAIN ON SALE OF INVESTMENT PROPERTIES	(138,332)	(25,880)	(155,074)

GAIN ON SALE OF INVESTMENT PROPERTIES	3,494	1,938	168,637

INCOME (LOSS) FROM CONTINUING OPERATIONS	(134,838)	(23,942)	13,563

INCOME FROM DISCONTINUED OPERATIONS:
Income from discontinued operations	2,852	4,683	3,339
Gain on sale of investment properties	8,519	7,226	147
Gain on extinguishment of debt	—	—	12,498

	11,371	11,909	15,984

NET INCOME (LOSS)	(123,467)	(12,033)	29,547

NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(4,958)	(2,540)	(2,252)

NET INCOME (LOSS) ATTRIBUTABLE TO CONTROLLING INTEREST	(128,425)	(14,573)	27,295

DIVIDENDS TO PREFERRED STOCKHOLDERS	(12,907)	(12,907)	(12,907)

NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	$(141,332)	$(27,480)	$14,388

PER COMMON SHARE INFORMATION—BASIC AND DILUTED:
Loss from continuing operations attributable to controlling interest	$(1.47)	$(0.39)	$(0.02)
Income from discontinued operations	0.11	0.12	0.24

Net income (loss) available to common stockholders	$(1.36)	$(0.27)	$0.22

WEIGHTED AVERAGE SHARES—BASIC AND DILUTED	103,651	101,440	65,495

See notes to consolidated financial statements.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

Years Ended December 31, 2011, 2010 and 2009

(In thousands)

	000000	000000	000000	000000	000000	000000	000000	000000	000000
					Accumulated
					Other
					Comprehensive
			Additional		Loss on	Distributions in		Nonredeemable
	Preferred	Common	Paid-In	Treasury	Derivative	Excess of	Stockholders’	Noncontrolling	Total
	Stock	Stock	Capital	Stock	Instruments	Net Income	Investment	Interests	Equity

Balance December 31, 2008	$169,602	$54,922	$368,829	$(86,840)	$(16,601)	$(23,189)	$466,723	$37,539	$504,262

Net income	—	—	—	—	—	27,295	27,295	2,426	29,721
Other comprehensive income	—	—	—	—	7,084	—	7,084	—	7,084

Total comprehensive income	—	—	—	—	7,084	27,295	34,379	2,426	36,805
Common stock issued pursuant to:
Common stock offering, net of issuance costs	—	46,000	272,406	—	—	—	318,406	—	318,406
Stock dividend, net of issuance costs	—	2,420	17,291	—	—	(19,711)	—	—	—
Director stock grants	—	29	236	—	—	—	265	—	265
Amortization of stock options and restricted stock, net of forfeitures	—	(19)	3,497	—	—	—	3,478	—	3,478
Income tax deficiency from stock based compensation	—	—	(43)	—	—	—	(43)	—	(43)
Distributions to nonredeemable noncontrolling interests	—	—	—	—	—	—	—	(7,117)	(7,117)
Change in fair value of redeemable noncontrolling interests	—	—	—	—	—	(180)	(180)	—	(180)
Cash preferred dividends paid	—	—	—	—	—	(12,907)	(12,907)	—	(12,907)
Cash common dividends paid	—	—	—	—	—	(22,710)	(22,710)	—	(22,710)

Balance December 31, 2009	$169,602	$103,352	$662,216	$(86,840)	$(9,517)	$(51,402)	$787,411	$32,848	$820,259

Net income (loss)	—	—	—	—	—	(14,573)	(14,573)	2,364	(12,209)
Other comprehensive income	—	—	—	—	9,517	—	9,517	—	9,517

Total comprehensive income (loss)	—	—	—	—	9,517	(14,573)	(5,056)	2,364	(2,692)

Common stock issued pursuant to:
Stock dividend, net of issuance costs	—	3,353	20,834	—	—	(24,282)	(95)	—	(95)
Director stock grants	—	35	215	—	—	—	250	—	250
Restricted stock grants, net of amounts withheld for income taxes	—	256	(330)	—	—	—	(74)	—	(74)
Amortization of stock options and restricted stock, net of forfeitures	—	(34)	2,382	—	—	—	2,348	—	2,348
Distributions to nonredeemable noncontrolling interests	—	—	—	—	—	—	—	(2,440)	(2,440)
Change in fair value of redeemable noncontrolling interests	—	—	(766)	—	—	1,144	378	—	378
Cash preferred dividends paid	—	—	—	—	—	(12,907)	(12,907)	—	(12,907)
Cash common dividends paid	—	—	—	—	—	(12,176)	(12,176)	—	(12,176)

Balance December 31, 2010	$169,602	$106,962	$684,551	$(86,840)	$—	$(114,196)	$760,079	$32,772	$792,851

Net income (loss)	—	—	—	—	—	(128,425)	(128,425)	3,525	(124,900)
Other comprehensive income	—	—	—	—	—	—	—	—	—

Total comprehensive income (loss)	—	—	—	—	—	(128,425)	(128,425)	3,525	(124,900)

Common stock issued pursuant to:
Director stock grants	—	82	625	—	—	—	707	—	707
Stock option exercises	—	4	14	—	—	—	18	—	18
Restricted stock grants, net of amounts withheld for income taxes	—	243	(252)	—	—	—	(9)	—	(9)
Amortization of stock options and restricted stock, net of forfeitures	—	(19)	2,131	—	—	—	2,112	—	2,112
Contributions from nonredeemable noncontrolling interests	—	—	—	—	—	—	—	1,300	1,300
Distributions to nonredeemable noncontrolling interests	—	—	—	—	—	—	—	(3,894)	(3,894)
Change in fair value of redeemable noncontrolling interests	—	—	766	—	—	—	766	—	766
Cash preferred dividends paid	—	—	—	—	—	(12,907)	(12,907)	—	(12,907)
Cash common dividends paid	—	—	—	—	—	(18,649)	(18,649)	—	(18,649)

Balance December 31, 2011	$169,602	$107,272	$687,835	$(86,840)	$—	$(274,177)	$603,692	$33,703	$637,395

See notes to consolidated financial statements.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	September 30,	September 30,	September 30,
	Years Ended December 31,
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(123,467)	$(12,033)	$29,547
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Impairment losses	107,763	2,554	40,512
Gain on sale of investment properties, including discontinued operations	(12,013)	(9,164)	(168,784)
Losses on abandoned predevelopment projects	937	829	7,723
Loss (gain) on extinguishment of debt	74	592	(12,498)
Impairment losses on investment in unconsolidated joint ventures	608	—	51,058
Depreciation and amortization, including discontinued operations	54,061	59,956	55,833
Amortization of deferred financing costs	1,637	2,074	1,473
Stock-based compensation	2,113	2,348	3,743
Effect of certain non-cash adjustments to rental revenues	(6,719)	(5,142)	(4,970)
(Income) loss from unconsolidated joint ventures	17,691	(9,493)	17,639
Operating distributions from unconsolidated joint ventures	8,865	11,394	7,237
Residential lot, outparcel and multi-family cost of sales, net of closing costs paid	5,187	35,743	27,415
Residential lot, outparcel and multi-family acquisition and development expenditures	(999)	(3,272)	(7,283)
Change in deferred income taxes, net of valuation allowance	—	—	8,897
Income tax deficiency from stock-based compensation	—	—	43
Changes in other operating assets and liabilities:
Change in other receivables and other assets, net	2,099	3,870	(3,537)
Change in accounts payable and accrued liabilities	(2,256)	(560)	(10,884)

Net cash provided by operating activities	55,581	79,696	43,164

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from investment property sales	143,623	101,706	11,727
Property acquisition, development and tenant asset expenditures	(181,909)	(33,761)	(53,874)
Investment in unconsolidated joint ventures	(23,341)	(26,229)	(5,234)
Distributions from unconsolidated joint ventures	8,428	16,024	4,830
Collection of notes receivable, net of investment	747	134	(34)
Change in other assets	(3,002)	(1,363)	(2,812)
Change in restricted cash	10,592	(12,409)	51
Payment of debt guarantee for unconsolidated joint venture	—	(17,250)	—

Net cash provided by (used in) investing activities	(44,862)	26,852	(45,346)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facility	256,275	100,300	165,000
Repayment of credit and term facilities	(163,425)	(134,900)	(436,000)
Proceeds from other notes payable	—	27,034	—
Repayment of notes payable	(59,543)	(73,133)	(75,819)
Payment of loan issuance costs	(442)	(1,996)	—
Common stock issued, net of expenses	18	(95)	318,406
Income tax deficiency from stock-based compensation	—	—	(43)
Cash common dividends paid	(18,649)	(12,176)	(22,710)
Cash preferred dividends paid	(12,907)	(12,907)	(12,907)
Contributions from noncontrolling interests	1,300	2,237	32
Distributions to noncontrolling interests	(16,087)	(2,777)	(7,276)

Net cash used in financing activities	(13,460)	(108,413)	(71,317)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,741)	(1,865)	(73,499)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	7,599	9,464	82,963

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,858	$7,599	$9,464

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

Cousins, CREC and their subsidiaries (collectively, the “Company”) develop, manage and own office, retail, and residential real estate projects. As of December 31, 2011, the Company’s portfolio of real estate assets consisted of interests in 7.8 million square feet of office space, 4.8 million square feet of retail space, interests in 22 residential communities and residential and commercial undeveloped land, the Company’s share of which was approximately 5,000 acres. The Company also provides leasing and/or management services for approximately 12.7 million square feet of office and retail space owned by third parties.

Basis of Presentation: The Consolidated Financial Statements include the accounts of Cousins, its consolidated partnerships and wholly-owned subsidiaries, and CREC and its consolidated subsidiaries. Intercompany transactions and balances have been eliminated in consolidation. The Company presents its financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”) as outlined in the Financial Accounting Standard Board’s Accounting Standards Codification (the “Codification” or “ASC”). The Codification is the single source of authoritative accounting principles applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.

The Company evaluates all partnerships, joint ventures and other arrangements with variable interests to determine if the entity or arrangement qualifies as a variable interest entity (“VIE”), as defined in the Codification. If the entity or arrangement qualifies as a VIE and the Company is determined to be the primary beneficiary, the Company is required to consolidate the assets, liabilities and results of operations of the VIE.

The Company has a joint venture with Callaway Gardens Resort, Inc. (“Callaway”) for the development of residential lots, which is anticipated to be funded fully through Company contributions. Callaway has the right to receive returns, but no obligation to fund any costs or absorb any losses. The Company is the sole decision maker for the venture and the development manager. The Company has determined that Callaway is a VIE, and the Company is the primary beneficiary. Therefore, the Company consolidates this joint venture. As of December 31, 2011 and 2010, Callaway had total assets of $4.9 million and $15.7 million, respectively, and no significant liabilities.

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

The Company consolidates certain joint ventures that it controls. In cases where the entity’s documents do not contain a required redemption clause, the Company records the partner’s share of the entity in the Equity section of the Balance Sheets in a line item called Nonredeemable Noncontrolling Interests. In cases where the entity’s documents contain a provision requiring the Company to purchase the partner’s share of the venture at a certain value upon demand or at a future date, the Company records the partner’s share of the entity in Redeemable Noncontrolling Interests on the Balance Sheets. Amounts recorded in Redeemable Noncontrolling Interests are adjusted to the higher of fair value or the partner’s cost basis each reporting period. The effect of these adjustments is recorded in Additional Paid-in Capital within Total Stockholders’ Investment. The noncontrolling partner’s share of all consolidated joint ventures income is reflected in Net Income Attributable to Noncontrolling Interest on the Statements of Operations.

2. SIGNIFICANT ACCOUNTING POLICIES

Long-Lived Assets

Cost Capitalization: Costs related to planning, developing, leasing and constructing a property are capitalized and classified as Properties in the Balance Sheets. These costs include costs of development personnel who work directly on projects under development based on actual time spent on each project. In addition, the Company capitalizes interest to qualifying assets under development based on average accumulated expenditures outstanding during the period. In capitalizing interest to qualifying assets, the Company first uses the interest incurred on specific project debt, if any, and next uses the Company’s weighted average interest rate for non-project specific debt. The Company also capitalizes interest to investments accounted for under the equity method when the investee has property under development with a carrying value in excess of the investee’s borrowings. To the extent debt exists within an unconsolidated joint venture during the construction period, the venture capitalizes interest on that venture specific debt.

The Company capitalizes interest, real estate taxes and certain operating expenses on the unoccupied portion of recently completed development properties from the date a project receives its certificate of occupancy to the earlier of (1) the date on which the project achieves 95% economic occupancy or (2) one year after it receives its certificate of occupancy.

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

Impairment: The Company’s long-lived assets are mainly its real estate assets, which include operating properties, projects under development, undeveloped land, and residential lots. For those long-lived assets that are considered to be held for sale, the Company records impairment losses if the fair value of the asset net of estimated selling costs is less than the carrying amount. For those long-lived assets that are held and used, management reviews each asset for the existence of any indicators of impairment. If indicators of impairment are present, the Company calculates the expected undiscounted future cash flows to be derived from such assets. If the undiscounted cash flows are less than the carrying amount of the asset, the Company reduces the asset to its fair value. See Note 5 for impairments recognized during 2011, 2010 and 2009.

The accounting treatment for long-lived assets is the same within the Company’s unconsolidated joint ventures. See Notes 4 and 5 for more information on impairments recognized within the Company’s unconsolidated joint ventures during 2011, 2010 and 2009.

The Company evaluates the recoverability of its investment in unconsolidated joint ventures in accordance with accounting standards for equity investments by first reviewing each investment for any indicators of impairment. If indicators are present, the Company estimates the fair value of the investment. If the carrying value of the investment is greater than the estimated fair value, management makes an assessment of whether the impairment is “temporary” or “other-than-temporary.” In making this assessment, management considers the following: (1) the length of time and the extent to which fair value has been less than cost, (2) the financial condition and near-term prospects of the entity, and (3) the Company’s intent and ability to retain its interest long enough for a recovery in market value. See Note 5 for more information on impairments recognized on the Company’s investments in unconsolidated joint ventures, if any, during 2011, 2010 and 2009.

The Company evaluates its goodwill annually, as of November 30 (or at any point during the year if indicators of impairment exist), for impairment using a discounted cash flow analysis. The Company recorded no goodwill impairments during 2011, 2010 or 2009.

Acquisition of Operating Properties: The Company records the acquired tangible and intangible assets and assumed liabilities of operating property acquisitions at fair value at the acquisition date. The acquired assets and assumed liabilities for an operating property acquisition generally include but are not limited to: land, buildings and improvements, and identified tangible and intangible assets and liabilities associated with in-place leases, including tenant improvements, leasing costs, value of above-market and below-market leases, acquired in-place lease values, and tenant relationships, if any.

The fair value of land is derived from comparable sales of land within the same submarket and/or region. The fair value of buildings and improvements, tenant improvements, and leasing costs are based upon current market replacement costs and other relevant market rate information.

The fair value of the above-market or below-market component of an acquired in-place lease is based upon the present value (calculated using a market discount rate) of the difference between (i) the contractual rents to be paid pursuant to the lease over its remaining term and (ii) management’s estimate of the rents that would be paid using fair market rental rates and rent escalations at the date of acquisition over the remaining term of the lease. The amounts recorded for above-market leases are included in Other Assets on the Balance Sheet and are amortized on a straight-line basis as a reduction of rental income over the remaining term of the applicable leases. The amounts recorded for below-market leases are included in Accounts Payable and Accrued Liabilities and are amortized on a straight-line basis as an increase to rental income over the remaining term of the applicable leases.

The fair value of acquired in-place leases is derived based on management’s assessment of lost revenue and costs incurred for the period required to lease the “assumed vacant” property to the occupancy level when purchased. The amount recorded for acquired in-place leases is included in Other Assets and amortized as an increase to depreciation and amortization expense over the remaining term of the applicable leases.

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

Discontinued Operations: Gains or losses from the disposition of certain real estate assets and the related historical results of operations of these assets disposed of or held-for-sale, as defined, are included in a separate section, Discontinued Operations, on the Statements of Operations for all periods presented. The Company also assesses whether it has significant continuing involvement in the property, as outlined in the accounting rules, and if it does, the property does not qualify as a discontinued operation. The Company ceases depreciation of a property when it is categorized as held-for-sale. See Note 8 for a detail of property transactions that met these requirements.

Revenue Recognition

Rental Property Revenues: The Company recognizes income from leases which include scheduled increases in rental rates over the lease term (other than scheduled increases based on the Consumer Price Index) and/or periods of free rent on a straight-line basis. The Company recognizes revenues from tenants for operating expenses that the Company incurs which may be billed back to the tenants pursuant to their lease agreements. These operating expenses include items such as real estate taxes, insurance and other property operating costs. During 2011, 2010 and 2009, the Company recognized $26.9 million, $25.5 million and $25.4 million, respectively, in revenues from tenants related to operating expenses.

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

Under management agreements with both third party property owners and joint venture properties in which the Company has an ownership interest, the Company receives management and leasing fees, as well as expense reimbursements comprised primarily of on-site personnel’s salaries and benefits. The Company expenses salaries and other direct costs related to these management and leasing agreements. The Company also obtains reimbursements for certain expenditures incurred under development agreements with both third party and joint venture entities. The Company records management, leasing and development fees and the related reimbursements in Fee Income and Third Party Management and Leasing Revenues on the Statements of Operations in the same period as the corresponding expenses are incurred.

Residential Lot Sales: The Company recognizes sales and related cost of sales of developed lots to homebuilders upon closing, the majority of which historically have been accounted for on the full accrual method. If a substantial continuing obligation exists related to the sale, the Company uses the percentage of completion method. If other criteria for the full accrual method are not met, the Company utilizes the appropriate revenue recognition policy as detailed in ASC 360. Management estimates cost of sales based on profit percentages for the entire project and applies these percentages to each individual lot sale in a consistent manner. If the anticipated profit percentage changes during the course of a project, the Company adjusts cost of sales prospectively to reflect the new metrics.

Gain on Sale of Investment Properties: The Company recognizes a gain on sale of investment when the sale of a property is consummated, the buyer’s initial and continuing investment is adequate to demonstrate commitment to pay, any receivable obtained is not subject to future subordination, the usual risks and rewards of ownership are transferred and the Company has no substantial continuing involvement with the property. If the Company has a commitment to the buyer and that commitment is a specific dollar amount, this commitment is accrued and the gain on sale that the Company recognizes is reduced. If the Company has a construction commitment to the buyer, management makes an estimate of this commitment, defers a portion of the profit from the sale and recognizes the deferred profit as or when the commitment is fulfilled.

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

CREC, a C-Corporation for federal income tax purposes, uses the liability method of accounting for income taxes. Tax return positions are recognized in the financial statements when they are “more-likely-than-not” to be sustained upon examination by the taxing authority. Deferred income tax assets and liabilities result from temporary differences. Temporary differences are differences between the tax bases of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future periods. A valuation allowance may be placed on deferred income tax assets, if it is determined that it is more likely than not that a deferred tax asset may not be realized. See Note 7 for more information regarding the tax position of the Company.

Stock-Based Compensation

The Company has several types of stock-based compensation plans which are described in Note 6, as well as the accounting policies by type of award. The Company recognizes compensation expense, net of forfeitures, arising from share-based payment arrangements granted to employees and directors in General and Administrative Expense in the Statements of Operations over the related awards’ vesting period, which may be accelerated under the Company’s retirement feature. The Company has capitalized a portion of share-based payment expense to certain properties. Information for the Company’s share-based payment arrangements for the years ended December 31, 2011, 2010 and 2009 is as follows (in thousands):

	September 30,	September 30,	September 30,
	2011	2010	2009
Expensed	$2,359	$4,395	$5,705
Amounts capitalized	(191)	(282)	(451)

	$2,168	$4,113	$5,254

Earnings per Share (“EPS”)

Net income (loss) per share-basic is calculated as net income (loss) available to common stockholders divided by the weighted average number of common shares outstanding during the period, including nonvested restricted stock which has nonforfeitable dividend rights. Net income (loss) per share-diluted is calculated as net (income) loss available to common stockholders divided by the diluted weighted average number of common shares outstanding during the period. Diluted weighted average number of common shares uses the same weighted average share number as in the basic calculation and adds the potential dilution that would occur if stock options (or any other contracts to issue common stock) were exercised and resulted in additional common shares outstanding, calculated using the treasury stock method. The numerator is reduced for the effect of preferred dividends in both the basic and diluted net income (loss) per share calculations. As of December 31, 2011, 2010 and 2009 weighted average shares – basic and diluted were as follows (in thousands):

	September 30,	September 30,	September 30,
	2011	2010	2009

Weighted average shares—basic	103,651	101,440	65,495
Dilutive potential common shares—stock options	—	—	—

Weighted average shares—diluted	103,651	101,440	65,495

Stock options are dilutive when the average market price of the Company’s stock during the period exceeds the option exercise price. However, in periods where the Company is in a net loss position, the dilutive effect of stock options is not included in the diluted weighted average shares total.

Anti-dilutive stock options represent stock options which are outstanding but which are not exercisable during the period because the exercise price exceeded the average market value of the Company’s stock. These anti-dilutive stock options are not included in the current calculation of dilutive weighted average shares, but could be dilutive in the future. Total weighted average anti-dilutive stock options for the years ending December 31, 2011, 2010 and 2009 were as follows (in thousands):

	September 30,	September 30,	September 30,
	2011	2010	2009

Anti-dilutive options	5,836	6,460	6,944

Derivative Instruments

From time to time, the Company may use derivative instruments, such as interest rate swaps, to effectively manage its interest rate risk on certain debt instruments. Specifically, the Company had interest rate swaps in 2010 and 2009. The Company did not utilize the “shortcut method” of accounting for these instruments and followed the hypothetical derivative method. Except for any portion of the swaps considered to be ineffective, the Company recognized the change in value of the interest rate swaps in Accumulated Other Comprehensive Loss (“OCL”), which is included in the equity section of the Balance Sheets. The Company recorded payments made or received under the interest rate swap agreements in Interest Expense on the Statements of Operations. The Company analyzed ineffectiveness on a quarterly basis and recorded the effect of any ineffectiveness in Interest Expense in the Statements of Operations. Payments related to interest rate swap termination agreements were expensed as incurred. See Note 3 for more detailed information.

Cash and Cash Equivalents and Restricted Cash

Cash and cash equivalents include cash and highly-liquid money market instruments. Highly-liquid money market instruments include securities and repurchase agreements with original maturities of three months or less, money market mutual funds and United States Treasury Bills with maturities of 30 days or less. Restricted cash primarily represents amounts restricted under debt agreements for future capital expenditures or for specific future operating costs.

New Accounting Pronouncements

In June 2011, the FASB issued new guidance related to the presentation of other comprehensive income (“OCI”). Currently, the Company includes components of OCI in the Statements of Equity. The new guidance requires, among other items, the presentation of the components of net income and OCI in one continuous statement or in two separate but consecutive statements. The guidance is effective for periods beginning after December 15, 2011. The Company does not expect adoption of this guidance to have a material effect on results of operations or financial condition.

Reclassifications

The Company earns fees and incurs expenses related to the management, development and leasing of properties owned both by third parties and by joint ventures in which the Company has an ownership interest. In the first quarter of 2011, the Company began separating on the Statements of Operations the third party management and leasing revenues, including reimbursements, for Cousins Properties Services (“CPS”), a wholly-owned subsidiary that performs management and leasing services for third-party owned office and retail properties. The Company also began separately stating expenses associated with CPS which were previously included in the General and Administrative and Other expense line items. The amounts remaining in Fee Income on the Statements of Operations relate to management, leasing and development fees, including reimbursements, earned by the Company from certain other third party property owners and from joint ventures. Reimbursed amounts relating to these entities are also shown in a separate expense line item, including reimbursed expenses that were previously presented in Other expense. Unreimbursed expenses related to third party management activities outside of CPS are included in General and Administrative expenses. Prior periods have been revised to conform to this new presentation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements and notes. Actual results could differ from those estimates.

3. NOTES PAYABLE, COMMITMENTS AND CONTINGENCIES

The following table summarizes the terms of notes payable outstanding at December 31, 2011 and 2010 (in thousands):

	September 30,	September 30,	September 30,	September 30,	September 30,
		Term/
		Amortization
Description (see notes below)	Interest Rate	Period (Years)	Maturity	2011	2010
Credit Facility, unsecured	LIBOR + 1.75% to 2.25%	5/N/A	8/29/12	$198,250	$105,400
Terminus 100 mortgage note	5.25%	12/30	1/1/23	138,194	140,000
The American Cancer Society Center mortgage note (interest only until October 1, 2011)	6.45%	10/30	9/1/17	135,650	136,000
Meridian Mark Plaza mortgage note	6.00%	10/30	8/1/20	26,554	26,892
100/200 North Point Center East mortgage note	5.39%	5/30	6/1/12	24,478	24,830
The Points at Waterview mortgage note	5.66%	10/25	1/1/16	16,135	16,592
Callaway Gardens	4.13%	N/A	11/18/13	180	173
Mahan Village LLC	3.25%	3/N/A	9/12/14	1	—
333/555 North Point Center East mortgage note	7.00%	10/25	11/1/11	—	26,412
Lakeshore Park Plaza mortgage note	5.89%	4/25	8/1/12	—	17,544
600 University Park Place mortgage note	7.38%	10/30	8/10/11	—	12,292
Handy Road Associates, LLC	Prime + 1%, but not < 6%	5/N/A	3/30/2011	—	3,374

				$539,442	$509,509

Credit Facility

The Company’s Credit Facility bears interest at the London Interbank Offered Rate (“LIBOR”) plus a spread, based on the Company’s leverage ratio, as defined in the Credit Facility. At December 31, 2011, the spread over LIBOR was 2.0%. The amount that the Company may draw under the Credit Facility is a defined calculation based on the Company’s unencumbered assets and other factors. Total borrowing capacity under the Credit Facility was $350 million at December 31, 2011, and the Credit Facility is recourse to the Company. The Credit Facility had a maturity date of August 29, 2011. On that date, the Company exercised a one-year extension option which changed the maturity date to August 29, 2012, and paid a $438,000 extension fee.

In February 2010, the Company amended its Credit Facility (the “Amendment”), which reduced the amount available under the Credit Facility from $600 million to $350 million. The Amendment also changed certain operating and financial covenants including, but not limited to, the minimum Consolidated Fixed Charge Coverage Ratio, as defined, which decreased from 1.50 to 1.30. The Company incurred an administrative fee of approximately $1.7 million to effect the Amendment and additionally expensed unamortized deferred loan costs related to the previous facility of $592,000, which is reflected in Loss on Extinguishment of Debt and Interest Rate Swaps on the accompanying Statement of Operations.

The Company is currently negotiating a new facility that is expected to replace the Credit Facility. This new facility is expected to be in place in the first half of 2012.

Other Debt Activity

In September 2011, the Company entered into a construction loan agreement, secured by Mahan Village, a 147,000 square foot retail center in Tallahassee, Florida, to provide for up to approximately $15.0 million to fund construction. The Company has a choice of two interest rate options, which are based on floating rate indices plus a spread. The current interest rate is 3.25%, the loan matures September 12, 2014, and may be extended for two, one-year periods if certain conditions are met. The Company guarantees up to 25% of the construction loan, which may be eliminated after project completion, based on certain covenants.

In June 2011, the Company prepaid, without penalty, the 333/555 North Point Center East mortgage note. In July 2011, the Company prepaid, without penalty, the Lakeshore Park Plaza mortgage note, and expensed approximately $74,000 of unamortized loan closing costs, which are reflected as Loss on Extinguishment of Debt and Interest Rate Swaps on the Statement of Operations. In August 2011, the Company repaid the 600 University Park Place mortgage note in full upon its maturity. In May 2011, the Company was released of its obligation under the Handy Road Associates, LLC mortgage note through foreclosure.

In July 2010, the Company obtained a new mortgage loan secured by Meridian Mark Plaza that increased the principal amount from $22.3 million to $27.0 million and reduced the interest rate from 8.27% to 6.00%. The new note requires principal and interest payments based on a 30-year amortization, and has a maturity date of August 1, 2020.

In December 2010, the Company amended its Terminus 100 mortgage note. The Company paid $40.0 million of principal, reducing the note to $140.0 million outstanding. The interest rate on the note was reduced from 6.13% to 5.25%, principal and interest payments are based on a 30-year amortization, and the note matures January 1, 2023.

Interest Rate Swap Agreements

The Company had an interest rate swap agreement with a notional amount of $100 million in order to manage its interest rate risk under a term loan that was a part of the Company’s Credit Facility. The Company designated this swap as a cash flow hedge, and this swap effectively fixed the underlying LIBOR rate of the term loan at 5.01% through August 2012. The Company repaid the term loan in 2010 and concurrently terminated the swap. Upon termination, the Company paid the counterparty to the swap agreement $9.2 million, which was recognized as an expense in 2010.

The Company had two interest rate swap agreements with notional amounts of $75 million each in order to manage interest rate risk associated with floating-rate, LIBOR-based borrowings. The Company designated these swaps as cash flow hedges, and they effectively fixed a portion of the underlying LIBOR rate on $150 million of Company borrowings at an average rate of 2.84%. In October 2009, the Company terminated one of its $75 million swaps and paid the counterparty to the agreement $1.8 million. In addition, the Company reduced the notional amount of the second interest rate swap from $75 million to $40 million and paid the counterparty $959,000. Both of these amounts were recognized as expenses in 2009. The reduced swap expired in October 2010. There was no ineffectiveness under any of the Company’s interest rate swaps in 2010 or 2009.

The fair value calculation for the swaps is deemed to be a Level 2 calculation under the guidelines as set forth in ASC 820, as the Company estimated future LIBOR rates on similar instruments to calculate fair value. The fair values of the interest rate swap agreements were recorded in Accounts Payable and Accumulated Other Comprehensive Loss on the Balance Sheets, detailed as follows (in thousands):

	September 30,	September 30,	September 30,
	Term Facility	Floating Rate, LIBOR-based Borrowings	Total
Balance, December 31, 2009	$8,662	$855	$9,517
Termination of swap	(9,235)	—	(9,235)
Change in fair value	573	(855)	(282)

Balance, December 31, 2010	$—	$—	$—

Debt Maturities

The aggregate maturities of the Company’s debt at December 31, 2011 are as follows (in thousands):

September 30,
2012	$227,050
2013	4,783
2014	4,878
2015	5,168
2016	18,869
Thereafter	278,694

$539,442

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

The majority of the Company’s consolidated debt is fixed-rate long-term mortgage notes payable, most of which is non-recourse to the Company. Assets with carrying values of $224.5 million were pledged as security on the $341.2 million non-recourse debt of the Company. The Credit Facility is recourse to the Company. As of December 31, 2011, the weighted average maturity of the Company’s consolidated debt was 5.1 years.

At December 31, 2011 and 2010, the estimated fair value of the Company’s notes payable was approximately $568.5 million and $521.8 million, respectively, calculated by discounting future cash flows at estimated rates at which similar loans could have been obtained at December 31, 2011 and 2010. These fair value calculations are considered to be Level 2 under the guidelines as set forth in ASC 820, as the Company utilizes market rates for similar type loans from third party brokers.

For the years ended December 31, 2011, 2010 and 2009, interest was recorded as follows (in thousands):

	September 30,	September 30,	September 30,
	2011	2010	2009

Total interest incurred	$28,384	$37,180	$45,129
Interest expense — discontinued operations	—	—	(1,634)
Interest capitalized	(600)	—	(3,736)

Total interest expense	$27,784	$37,180	$39,759

Commitments

As of December 31, 2011, outstanding commitments for the construction and design of real estate projects, including an estimate for unfunded tenant improvements at operating properties and other funding commitments, totaled approximately $26.8 million. The Company had outstanding letters of credit and performance bonds totaling approximately $3.1 million at December 31, 2011. The Company recorded lease expense of approximately $680,000, $865,000, and $765,000 in 2011, 2010 and 2009, respectively. The Company has future lease commitments under ground leases and operating leases aggregating approximately $16.4 million over weighted average remaining terms of 71 and one years, respectively. Amounts due under these lease commitments are as follows (in thousands):

September 30,
2012	$589
2013	274
2014	206
2015	196
2016	146
Thereafter	15,000

$16,411

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

4. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

The following information summarizes financial data and principal activities of the Company’s unconsolidated joint ventures. The information included in the following table entitled Summary of Financial Position is as of December 31, 2011 and 2010. The information included in the Summary of Operations table is for the years ended December 31, 2011, 2010 and 2009. Dollars in both tables are in thousands.

	000000	000000	000000	000000	000000	000000	000000		000000
	Total Assets		Total Debt		Total Equity		Company's Investment
SUMMARY OF FINANCIAL POSITION:	2011	2010	2011	2010	2011	2010	2011		2010
CP Venture IV Holdings LLC	$301,352	$313,603	$36,031	$36,620	$255,881	$267,085	$14,694		$15,364
Charlotte Gateway Village, LLC	146,854	154,200	83,097	97,030	62,423	54,834	10,333		10,366
CF Murfreesboro Associates	125,668	129,738	98,922	103,378	24,810	24,263	14,421		14,246
Palisades West LLC	124,588	129,378	—	—	81,635	80,767	42,616		42,256
CP Venture LLC entities	102,178	106,066	—	—	99,942	104,067	3,343		3,779
MSREF/ Cousins Terminus 200 LLC	92,421	65,164	68,562	46,169	17,967	13,956	3,593		2,791
CL Realty, L.L.C.	44,481	86,657	1,056	2,663	42,932	82,534	22,413		39,928
Cousins Watkins LLC	56,096	57,184	28,571	28,850	26,893	28,334	16,321		14,850
Temco Associates, LLC	23,653	60,608	2,787	2,929	20,646	57,475	7,363		22,713
EP I LLC	33,343	—	1	—	29,137	—	24,827		—
Crawford Long—CPI, LLC	32,739	34,408	47,631	48,701	(16,137)	(15,341)	(6,873	)*	(6,431	)*
Ten Peachtree Place Associates	22,523	20,980	26,192	26,782	(4,145)	(6,263)	(3,679	)*	(4,581	)*
Wildwood Associates	21,224	21,220	—	—	21,221	21,216	(1,639	)*	(1,642	)*
TRG Columbus Development Venture, Ltd.	2,450	3,574	—	—	1,857	2,115	31		58
Terminus 200 LLC	789	789	—	—	789	789	—		—
Pine Mountain Builders, LLC	429	1,559	—	896	153	403	632		757

	$1,130,788	$1,185,128	$392,850	$394,018	$666,004	$716,234	$148,396		$154,454

	Septe	Septe	Septe	Septe	Septe	Septe	Septe	Septe	Septe
	Total Revenues			Net Income (Loss)			Company's Share of Net Income (Loss)
SUMMARY OF OPERATIONS:	2011	2010	2009	2011	2010	2009	2011	2010	2009
CP Venture IV Holdings LLC	$31,020	$31,343	$32,698	$4,008	$3,955	$4,555	$1,054	$1,034	$1,142
Charlotte Gateway Village, LLC	32,442	31,812	31,276	8,802	7,829	6,997	1,176	1,176	1,176
CF Murfreesboro Associates	13,081	13,785	12,205	547	1,032	1,474	25	280	539
Palisades West LLC	16,230	13,588	12,677	5,858	4,668	5,303	2,858	2,265	2,588
CP Venture LLC entities	19,061	18,394	18,038	8,459	8,899	8,552	860	921	882
MSREF/ Cousins Terminus 200 LLC	6,093	1,873	—	(3,453)	(1,967)	—	(693)	(393)	—
CL Realty, L.L.C.	9,141	28,013	2,698	(28,508)	227	(8,500)	(11,971)	3,543	(2,552)
Cousins Watkins LLC	4,831	—	—	42	(1,072)	—	2,410	—	—
Temco Associates, LLC	653	2,180	1,420	(37,494)	210	(2,728)	(15,074)	104	(1,357)
EP I LLC	—	—	—	(6)	—	—	(4)	—	—
Crawford Long—CPI, LLC	11,904	11,415	11,324	2,404	1,939	1,784	1,199	969	890
Ten Peachtree Place Associates	7,178	7,776	7,436	1,161	981	718	596	506	375
Wildwood Associates	1	55	—	(155)	(129)	(133)	(77)	(65)	(67)
TRG Columbus Development Venture, Ltd.	26	1,091	506	(7)	783	30	72	473	115
Terminus 200 LLC	—	533	654	1	55	(82,441)	—	—	(20,954)
Pine Mountain Builders, LLC	2,931	6,339	2,143	(250)	(2,541)	(254)	(125)	(1,316)	(142)
Other	—	—	—	—	—	(316)	3	(4)	(274)

	$154,592	$168,197	$133,075	$(38,591)	$24,869	$(64,959)	$(17,691)	$9,493	$(17,639)

* Negative balances are included in Deposits and Deferred Income on the Balance Sheets.

See Note 5 herein for a discussion of impairments taken by the Company on certain of its investments in joint ventures. The Company’s share of income above includes results of operations and any impairments that were recognized at the venture level, and excludes impairments taken at the Company’s ownership level related to its investment in these entities.

CP Venture IV Holdings LLC (“CPV IV”) – See Note 8 for further description related to venture formation and structure. CPV IV was formed in June 2006, and the Company recorded its investment in CPV IV at an amount equal to 11.5% of its original cost basis in the contributed properties. CPV IV wholly owns CP Venture Five LLC which owns five retail properties totaling approximately 1.2 million rentable square feet; three in suburban Atlanta, Georgia, and two in Viera, Florida. In 2010, CP Venture Five LLC refinanced the mortgage note payable secured by The Avenue East Cobb by entering into a note with an original principal of $36.6 million ($36.0 million outstanding as of December 31, 2011) and a fixed interest rate of 4.52%. Principal and interest payments are made based on a 30-year amortization, and the maturity date is December 1, 2017. The assets of CPV IV in the above table include a cash balance of approximately $2.2 million at December 31, 2011.

Charlotte Gateway Village, LLC (“Gateway”) – Gateway is a joint venture between the Company and Bank of America Corporation (“BOA”), which owns and operates Gateway Village, a 1.1 million square foot office building complex in downtown Charlotte, North Carolina. The project is 100% leased to BOA through 2016. Gateway’s net income or loss and cash distributions are allocated to the members as follows: first to the Company so that it receives a cumulative compounded return equal to 11.46% on its capital contributions, second to BOA until it receives an amount equal to the aggregate amount distributed to the Company and then 50% to each member. The Company’s total project return on Gateway is ultimately limited to an internal rate of return of 17% on its invested capital. Gateway has a mortgage note payable with an outstanding balance at December 31, 2011 of $83.1 million, a maturity of December 1, 2016 and an interest rate of 6.41%. The assets of the venture in the above table include a cash balance of approximately $1.6 million at December 31, 2011.

CF Murfreesboro Associates (“CF Murfreesboro”)—CF Murfreesboro is a 50-50 joint venture between the Company and an affiliate of Faison Associates, that owns and operates The Avenue Murfreesboro, a 751,000 square foot retail center in suburban Nashville, Tennessee. The development of the center was financed mainly by a construction loan, with a maximum amount available of $131 million, an interest rate of LIBOR plus 1.15% and an original maturity date of July 20, 2010. In June 2010, the construction loan was modified to extend the maturity date to July 20, 2013, adjust the interest rate to LIBOR plus 3% and decrease the capacity under the loan to $113.2 million. The venture made principal payments of $8.2 million and paid $1 million in fees as part of this modification. Approximately $98.9 million has been drawn on the construction loan as of December 31, 2011, and the venture must make quarterly principal payments based on cash flows from the center, plus an additional annual payment, if necessary, based on a defined debt service coverage ratio. In addition, the Company has a repayment guarantee on the loan of $26.2 million. The assets of the venture in the above table include cash and restricted cash balances of approximately $6.7 million at December 31, 2011.

Palisades West LLC (“Palisades”) – Palisades is a joint venture that was formed with the Company holding a 50% interest, Dimensional Fund Advisors (“DFA”) holding a 25% interest and Forestar (USA) Real Estate Group Inc. (“Forestar”) holding a 25% interest. Palisades owns and operates two office buildings totaling 373,000 square feet in Austin, Texas. One of the buildings contains 216,000 square feet and is 100% leased to DFA. The other building contains 157,000 square feet, is 21% leased to Forestar, 3% leased to Cousins and 73% leased to third parties. The assets of the venture in the above table include a cash balance of approximately $1.2 million at December 31, 2011. Subsequent to December 31, 2011, DFA purchased Forestar’s interest in Palisades. DFA has the option to purchase the Company’s interest in the venture during a certain time period late in 2012 for fair market value.

CP Venture LLC Entities (“CPV”) – See Note 8 for further description related to venture formation and structure. The Company’s effective ownership in CPV is 10.4%. As of December 31, 2011, CPV owned one office building totaling 69,000 rentable square feet and three retail properties totaling approximately 934,000 rentable square feet. The assets of the venture in the above table include a cash balance of approximately $1.8 million at December 31, 2011.

Terminus 200 LLC (“T200”) and MSREF/Cousins Terminus 200 LLC (“MSREF/T200”) – T200 developed and operated a 566,000 square foot office building within the Terminus project in Atlanta, Georgia. The partners of T200 guaranteed the construction loan up to an amount of $17.25 million each, plus any unpaid interest. During 2009, the Company accrued this guarantee amount and recorded impairment charges equal to its full investment in T200. In the second quarter of 2010, the Company paid this guarantee. Concurrently, the Company entered into a transaction where the partner in T200 withdrew, and the Company and Morgan Stanley formed a new venture, MSREF/T200. In connection with this transaction, the Company and Morgan Stanley contributed equity to MSREF/T200, T200 conveyed the office building to MSREF/T200, and the new venture assumed the construction loan. Also in connection with this transaction, the term of the loan was extended to December 31, 2013, the interest rate was adjusted to LIBOR + 2.5%, and the availability under the loan was reduced to $92 million. The Company’s ownership interest in MSREF/T200 is 20%.

CL Realty, L.L.C. (“CL Realty”) – CL Realty is a 50-50 joint venture between the Company and Forestar Realty Inc. As of December 31, 2011, CL Realty, either directly or through investments in joint ventures, owned interests in 14 residential projects, 10 of which were in Texas, one in Georgia and three in Florida. CL Realty sold 445, 330 and 128 lots in 2011, 2010 and 2009, respectively, and 3,141 lots are projected to be developed and/or sold in future periods. The venture also sold 20, 657 and 4 acres of land in 2011, 2010 and 2009, respectively, and has interests in approximately 1,124 remaining acres of land. The assets of the venture in the above table include a cash balance of approximately $797,000 at December 31, 2011. CL Realty has a construction loan secured by a project totaling approximately $1.1 million scheduled to mature in November 2012, which was prepaid in January 2012. CL Realty recorded impairment charges in 2010 and 2009, the Company’s share of which was $2.2 million and $2.6 million, respectively.

During the fourth quarter of 2011, CL Realty adjusted the cash flow projections of each of its assets based on a higher probability that certain assets would be sold in the short term as opposed to being held for development or long-term investment. Based on these cash flow revisions, CL Realty recorded impairment losses in 2011 to record the assets at fair value where undiscounted cash flows were less than their carrying amounts. The Company’s share of the impairment was $13.6 million. In February 2012, CL Realty entered into a contract with its 50% partner, Forestar Realty Inc., to sell all of the venture’s residential projects and the remaining land acreage, with the exception of the Padre Island land holding and the mineral rights related to a certain project. The contract price approximates the adjusted carrying value of the applicable assets, and the venture does not expect a significant gain or loss on this transaction. After this contract closes, CL Realty will own the assets described above, and the Company’s investment in CL Realty is expected to equal approximately $3.4 million.

Cousins Watkins LLC – In 2010, Cousins Watkins LLC was formed between an affiliate of the Company and Watkins Retail Group (“Watkins”) for the purpose of owning and operating four retail centers in Tennessee and Florida. Watkins contributed the properties to the venture, and the Company contributed cash of approximately $14.9 million. Upon formation, the venture obtained four mortgage loans with a total borrowing capacity of $33.5 million, with $28.6 million outstanding at December 31, 2011. The loans bear interest at LIBOR plus a spread ranging from 2.65% to 2.85%. The loans mature January 1, 2016 and may be extended for two, one-year terms, provided certain conditions are met. The Company guaranteed 25% of two of these loans, the maximum amount of which is approximately $4.1 million. The Company assessed the fair value of these guarantees as $40,750. The guarantees will be released if certain metrics at the centers are achieved. The Company receives a preferred return on operating cash flows and is entitled to receive proceeds from capital transactions that equate to a 16% return on its invested capital, prior to Watkins receiving any distributions from capital transactions. The assets of the venture in the above table include cash and restricted cash balances of approximately $513,000 at December 31, 2011.

Temco Associates, LLC (“Temco”) – Temco is a 50-50 joint venture between the Company and Forestar Realty Inc. As of December 31, 2011, Temco owned four single-family residential communities in Georgia with 1,513 remaining lots projected to be developed and/or sold. Temco sold 11 lots in 2011, two lots in 2010, and no lots in 2009. Temco sold 19 acres of land in 2011, did not sell any land in 2010 and sold 42 acres of land during 2009. The venture has interests in approximately 5,800 remaining acres of land. Temco has debt of $2.8 million secured by a golf course at one of its residential developments. This debt matures in May 2012 and carries an interest rate of LIBOR plus 6.5%. In 2009, Temco recorded impairment charges on certain of its residential properties, the Company’s share of which was $631,000.

During the fourth quarter of 2011, Temco adjusted the cash flow projections of each of its assets based on a higher probability that certain assets would be sold in the short term as opposed to being held for development or long-term investment. Based on these cash flow revisions, Temco recorded impairment losses in 2011 to record the assets at fair value where the undiscounted cash flows were less than their carrying amounts. The Company’s share of the impairment losses was $14.6 million. In February 2012, Temco entered into a contract with its 50% partner, Forestar Realty Inc., to sell all of the venture’s residential projects and the remaining land acreage, with the exception of tracts of land in Paulding County, Georgia and the Bentwater Links golf course and related debt. The contract price approximates the adjusted carrying value of the applicable assets, and the venture does not expect a significant gain or loss on this transaction. After this contract closes, the Company’s investment in Temco is expected to equal approximately $2.9 million.

EP I LLC (“EP I”)—On June 28, 2011, EP I was formed between the Company, with a 75% ownership interest, and Lion Gables Realty Limited Partnership (“Gables”), with a 25% ownership interest, for the purpose of developing and operating Emory Point, the first phase of a mixed-use property in Atlanta, Georgia. Operating cash flows and proceeds from capital transactions of EP I are allocated to the partners pro rata based on their percentage ownership interests. Upon formation, the Company contributed approximately $8.1 million in cash and $6.2 million in predevelopment assets, and Gables contributed a total of approximately $3.8 million in cash and other assets. The Company anticipates it will make approximately $6.5 million in additional cash contributions to the venture subsequent to December 31, 2011 for project development. Upon formation, EP I also entered into a construction loan agreement, secured by the project, to provide for up to $61.1 million to fund construction. The venture may select from two interest rate options, as defined in the loan agreement, which are based on floating-rate indices plus a spread. The loan matures June 28, 2014 and may be extended for two, one-year periods if certain conditions are met. The Company and Gables guarantee up to approximately $11.5 million and $3.8 million of the construction loan, respectively. These guarantees may be eliminated after project completion, based on certain conditions.

Crawford Long—CPI, LLC (“Crawford Long”) – Crawford Long is a 50-50 joint venture between the Company and Emory University and owns the Emory University Hospital Midtown Medical Office Tower, a 358,000 square foot medical office building located in Midtown Atlanta, Georgia. Crawford Long has a mortgage note payable with an outstanding balance of $47.6 million at December 31, 2011, a maturity of June 1, 2013 and an interest rate of 5.9%. Upon closing, the net proceeds from the mortgage note were distributed to the partners in accordance with the operating agreement. The amounts distributed to the Company were greater than the Company’s investment balance which created negative equity. The assets of the venture in the above table include a cash balance of approximately $2.3 million at December 31, 2011.

Ten Peachtree Place Associates (“TPPA”) – TPPA is a 50-50 joint venture between the Company and a wholly-owned subsidiary of The Coca-Cola Company, and owns Ten Peachtree Place, a 260,000 square foot office building located in midtown Atlanta, Georgia. TPPA has a mortgage note payable with an outstanding balance of $26.2 million as of December 31, 2011, a maturity of April 1, 2015 and an interest rate of 5.39%. Upon closing, the net proceeds from the mortgage note were distributed to the partners in accordance with the operating agreement. The amounts distributed to the Company were greater than the Company’s investment balance which created negative equity. The assets of the venture in the above table include cash and restricted cash balances of approximately $753,000 at December 31, 2011.

Through August 1, 2011, TPPA historically distributed cash flows from operating activities to the partners up to the additional capital contributions made by the partners over time plus 8% interest. After August 1, 2011, cash flows are distributed 15% to the Company and 85% to its partner until TPPA distributes a total of $15.3 million to the partners. Thereafter, each partner is entitled to receive 50% of the cash flows.

Wildwood Associates (“Wildwood”) – Wildwood is a 50-50 joint venture between the Company and IBM which owns approximately 36 acres of undeveloped land in Wildwood Office Park in suburban Atlanta, Georgia. At December 31, 2011, the Company’s investment in Wildwood was a credit balance of $1.6 million. This credit balance resulted from cumulative distributions from Wildwood over time that exceeded the Company’s basis in its contributions, and essentially represents deferred gain not recognized at venture formation. This credit balance will decline as the venture’s remaining land is sold. The Company does not have any obligation to fund Wildwood’s working capital needs.

TRG Columbus Development Venture, Ltd. (“TRG”) – TRG is 40% owned by 50 Biscayne Ventures, LLC (“Biscayne”), and 60% owned by The Related Group of Florida (“Related”). Biscayne is the limited partner in the venture and recognizes 40% of the income, after a preferred return to each partner on their equity investment and return of capital. Biscayne is 88.25% owned by the Company, and is therefore consolidated by the Company, with the results of operations for the remaining 11.75% interest recorded in noncontrolling interest. TRG constructed a 529-unit condominium project in Miami, Florida. All of the condominium unit sales have closed, although TRG financed the sale of five of these units, for which full profit recognition under accounting guidance has not occurred. The majority of the proceeds from the sales have been distributed to the partners. The assets of the venture in the above table include cash and restricted cash balances of approximately $722,000 at December 31, 2011.

Pine Mountain Builders, LLC (“Pine Mountain Builders”) – Pine Mountain Builders is a 50-50 joint venture between the Company and Fortress Construction Company that constructs homes at three of the Company’s residential communities. During 2011, 2010 and 2009, Pine Mountain Builders sold 8, 14 and 4 homes, respectively. In 2010, Pine Mountain Builders recorded an impairment charge on certain of its assets, the Company’s share of which was approximately $1.5 million.

Additional Information – During the development or construction of an asset, the Company and its partners may be committed to provide funds pursuant to a development plan. However, in general, the Company does not have any obligation to fund the working capital needs of its unconsolidated joint ventures. The partners may elect in their discretion to fund cash needs if the venture required additional funds to effect re-leasing or had other specific needs. Additionally, the Company generally does not guarantee the outstanding debt of any of its unconsolidated joint ventures, except for customary “non-recourse carve-out” guarantees of certain mortgage notes and the CF Murfreesboro, Watkins and EP I guarantees discussed in the related sections above.

The Company recognized $10.1 million, $10.4 million, and $8.9 million of development, leasing, and management fees, including salary and expense reimbursements, from unconsolidated joint ventures in 2011, 2010 and 2009, respectively. See Note 2, Fee Income, for a discussion of the accounting treatment for fees and reimbursements from unconsolidated joint ventures.

5. IMPAIRMENT LOSSES

During 2011, management began a strategic review and analysis of its residential and land businesses, as well as certain operating properties, in an attempt to determine the most effective way to maximize the value of its holdings. As a result of this review, the Company revised the cash flow projections for its land and residential holdings and two operating properties, and in the fourth quarter of 2011, recorded impairment charges as discussed below. Additionally, in February 2012, the Company determined that it would liquidate its holdings of certain non-core assets in bulk on a more accelerated timeline and at lower prices than initially planned and re-deploy this capital primarily into office properties within its core markets.

Impairment Losses in Costs and Expenses

During 2011, 2010 and 2009, the Company recorded the following impairment losses in costs and expenses on the accompanying Statements of Operations (in thousands):

	September 30,	September 30,	September 30,
	2011	2010	2009
Residential and land	$96,523	$—	$—
Operating properties	7,632
Investment in Verde Realty	3,508	—	—
60 N. Market/related note receivable	100	586	1,600
Handy Road land	—	1,968	—
10 Terminus Place		—	34,900
Company airplane		—	4,012

	$107,763	$2,554	$40,512

2011 Impairment Losses

In the fourth quarter of 2011, the Company revised the cash flow projections in light of the strategic review and analysis discussed above for its land and residential holdings as well as two operating properties that were being held for long term investment. The cash flow revisions reflected a higher probability that the Company would sell the assets in the short term than holding them for long term investment and development opportunities. As a result of these revisions, the undiscounted cash flows of 12 land and residential projects and two operating properties were less than their carrying amounts, and the Company recorded impairment losses to adjust these carrying amounts to fair value.

In the first quarter of 2011, the Company recorded an other-than-temporary impairment on its investment in Verde Realty (“Verde”), a cost method investment in a non-public real estate investment trust, to adjust the carrying amount of the Company’s investment to fair value, as a result of an analysis performed in connection with Verde’s withdrawal of its proposed public offering.

2010 Impairment Losses

Handy Road was an encumbered, undeveloped parcel of land in suburban Atlanta, Georgia, that the Company was holding for future development or sale. In 2010, the Company determined that it would convey the land to the bank through foreclosure. As a result, the Company recognized an impairment loss to record the land at its fair value. 60 North Market is a multi-family residential project in Asheville, North Carolina that was acquired by the Company in 2009. In 2010, the Company recorded an impairment loss on the project as it determined the fair value of the project had declined further since its acquisition.

2009 Impairment Losses

10 Terminus Place is a multi-family residential project in Atlanta, Georgia. In 2009, market conditions for for-sale multi-family residential projects deteriorated, and the Company recorded an impairment loss to record the project at estimated fair value. The 60 North Market project was acquired by the Company in satisfaction of a note receivable, and the Company recorded an impairment loss upon acquisition. In addition, the Company sold its corporate airplane at an amount lower than its cost basis, which resulted in an impairment loss.

Impairment Loss on Investment in Unconsolidated Joint Ventures

The Company recorded the following impairment losses on its investments in unconsolidated joint ventures in 2011, 2010 and 2009 in the accompanying Statements of Operations (in thousands):

	September 30,	September 30,	September 30,
	2011	2010	2009
Temco	$608	$—	$6,700
CL Realty	—	—	20,300
T200	—	—	17,993
Glenmore	—	—	6,065

	$608	$—	$51,058

In 2011, CL Realty and Temco recorded impairment losses based on a change in intent to sell the majority of the assets held by each venture. In addition, the Company recorded an other than temporary impairment on its investment in Temco by adjusting the Company’s investment in Temco (see table above), due to basis differences. There was no other than temporary impairment on the Company’s investment in CL Realty. In February 2012, CL Realty and Temco entered into a contract with Forestar Realty Inc., the partner in the ventures, to sell certain assets. Under this agreement, the Company effectively agreed to sell its interests in 18 residential development projects and related residential land owned by CL Realty and Temco for $23.5 million (See Note 4). The sales price approximates the adjusted carrying amounts of the assets at the ventures and therefore no significant gain or loss is anticipated.

In 2009, the Company recorded an other-than-temporary impairment loss on its investments in CL Realty and Temco as a result of an extended market decline in the residential lot business. The Company also recorded an other-than-temporary impairment loss on its investment in T200 when it determined that it was probable that it would be required to fund a guarantee of the venture’s construction loan and other commitments to the venture (see below and Note 4 for discussion of venture level impairment losses taken at T200 in 2009). In addition, prior to and upon consolidation of Glenmore Garden Villas (“Glenmore”), a townhome project in Charlotte, North Carolina, originally owned in a joint venture, the Company recorded an impairment loss on its investment in Glenmore to record its assets and related debt at fair value.

Impairment Losses within Unconsolidated Joint Ventures

The Company was also affected by impairment losses recognized within certain of its unconsolidated joint ventures. These impairment losses were recorded on specific assets held by the joint ventures in accordance with accounting standards for long-lived assets, and are discussed above and in Note 4 within the 2011 joint venture impairments also discussed above. A summary of the Company’s share of these impairments for the years ended December 31, 2011, 2010 and 2009 are as follows (in thousands):

	September 30,	September 30,	September 30,
	2011	2010	2009
Temco	$14,580	$—	$631
CL Realty	13,565	2,229	2,619
Terminus 200 LLC	—	—	20,931
Pine Mountain Builders	—	1,517	—

	$28,145	$3,746	$24,181

Fair Value Considerations for Property

The Company is required to assess the fair value of its impaired consolidated real estate assets and the value of its unconsolidated joint venture investments with indicators of impairment. The value of impaired real estate assets and investments is determined using widely accepted valuation techniques, including discounted cash flow analyses on the expected cash flow of each asset, as well as the income capitalization approach, which considers prevailing market capitalization rates, analyses of recent comparable sales transactions, information from actual sales negotiations and bona fide purchase offers received from third parties. In general, the Company considers multiple valuation techniques when measuring fair value. However, in certain circumstances, a single valuation technique may be more appropriate.

The fair value measurements used in these evaluations are considered to be Level 3 valuations within the fair value hierarchy in the accounting rules, as there are significant unobservable inputs. The total of the real estate assets, including investments in joint ventures, reported at fair market value under Level 3 evaluations was $104.5 million. Examples of inputs the Company utilizes in its fair value calculations are discount rates, market capitalization rates, expected lease rental rates, timing of new leases, an estimate of future sales prices and comparable sales prices of similar assets, if available. All of the impairment charges outlined above were recorded in the Statements of Operations, either in costs and expenses or within Income (Loss) from Unconsolidated Joint Ventures.

6. EQUITY AND STOCK-BASED COMPENSATION

2009 Incentive Stock Plan

The Company maintains the 2009 Incentive Stock Plan (the “2009 Plan”), which allows the Company to issue awards of stock options, stock grants or stock appreciation rights to employees and directors. As of December 31, 2011, 1,017,005 shares were authorized to be awarded pursuant to the 2009 Plan.

Stock Options – At December 31, 2011, the Company had 5,959,662 stock options outstanding to key employees and outside directors pursuant to the 2009 Plan. The Company typically uses authorized, unissued shares to provide shares for option exercises. The stock options have a term of 10 years from the date of grant and a vesting period of four years, except director stock options which vest immediately. Grants on or after December 11, 2006 include a stock appreciation right, which permits an employee to waive his or her right to exercise the stock option and to instead receive the value of the option in stock, net of the exercise price and tax withholding, without requiring the payment for the exercise.

In addition, the employee stock options include a retirement feature where certain employees vest immediately upon retirement. The Company accelerates expense for employees who will become eligible under this feature before the end of the vesting period. An employee who meets the requirements of the retirement feature will have the remaining original term to exercise their stock options after retirement. Employees who do not meet the retirement feature have an exercise period of one year after termination to exercise vested options.

The Company calculates the fair value of each option grant on the grant date using the Black-Scholes option-pricing model which requires the Company to provide certain inputs, as follows:

•	The risk-free interest rate utilized is the interest rate on U.S. Treasury Strips or Bonds having the same life as the estimated life of the Company’s option awards.

•	Expected life of the options granted is estimated based on historical data reflecting actual hold periods plus an estimated hold period for unexercised options outstanding.

•	Expected volatility is based on the historical volatility of the Company’s stock over a period equal to the estimated option life.

•	The assumed dividend yield is based on the Company’s expectation of an annual dividend rate for regular dividends over the estimated life of the option.

For 2011, 2010 and 2009, the Company computed the value of all stock options granted using the Black-Scholes option pricing model with the following assumptions and results:

	September 30,	September 30,	September 30,
	2011	2010	2009
Assumptions
Risk-free interest rate	2.37%	2.63%	1.94%
Assumed dividend yield	2.95%	5.50%	6.00%
Assumed lives of option awards (in years)	5.30	5.40	6.07
Assumed volatility	0.653	0.642	0.474
Results
Weighted average fair value of options granted	$3.90	$2.68	$2.18

The Company recognizes compensation expense using the straight-line method over the vesting period of the options, with the offset recognized in additional paid-in capital. During 2011, 2010 and 2009, approximately $941,000, $1.6 million and $2.0 million, respectively, was recognized as compensation expense, before capitalization or income tax benefit, if any. In 2010, stock options of the former Chief Financial Officer were modified in connection with his retirement resulting in $110,000 in additional compensation expense. In 2009, stock options of the former Chief Executive Officer were modified in connection with his retirement resulting in an additional $872,000 in compensation expense.

The Company anticipates recognizing $961,000 in future compensation expense related to stock options outstanding at December 31, 2011, which will be recognized over a weighted average period of 2.5 years. During 2011, total cash proceeds from the exercise of options equaled $34,000. As of December 31, 2011, there was no intrinsic value in the options outstanding and exercisable. The intrinsic value is calculated using the exercise prices of the options compared to the market value of the Company’s stock. At December 31, 2011, the weighted-average contractual lives for the options outstanding and exercisable were 3.9 years and 3.4 years, respectively.

The following is a summary of stock option activity for the year ended December 31, 2011:

	September 30,	September 30,
	Number of
	Options	Weighted Average
	(000s)	Exercise Price Per Option
Outstanding, beginning of year	6,460	$21.30
Granted	213	$8.43
Exercised	(4)	$8.35
Forfeited/Expired	(709)	$21.49

Outstanding, end of year	5,960	$20.83

Options exercisable at end of year	5,396	$22.17

Stock Grants – The 2009 Plan provides for stock grants, which may be subject to specified performance and vesting requirements, and have historically been in the form of restricted stock. In 2011, the Company made stock grants of 214,206 shares, which vest ratably over three years, and 29,411 shares, which cliff vest three years from the date of grant. Stock grants awarded on February 15, 2010 also cliff vest three years from the date of grant. The remaining stock grants vest ratably over a four-year period. In 2011, the Company also granted 52,416 shares of stock to independent members of the board of directors which vested immediately on the grant date. All stock grants receive dividends and have voting rights during the vesting period. The Company records the restricted stock in Common Stock and Additional Paid-in Capital at fair value on the grant date, with the offsetting deferred compensation also recorded in Additional Paid-in-Capital. The Company records compensation expense over the vesting period. Compensation expense related to restricted stock, before capitalization or income tax benefit, if any, was approximately $1.2 million, $747,000 and $433,000 in 2011, 2010 and 2009, respectively. In conjunction with the retirement of the Company’s former Chief Financial Officer in 2010, all of his unvested shares of restricted stock vested, and the Company recognized approximately $129,000 in additional compensation expense as a result. As part of the retirement of the Company’s former Chief Executive Officer, all of his unvested shares of restricted stock vested, and the Company recognized $298,000 in additional compensation expense in 2009 as a result.

As of December 31, 2011, the Company had recorded $1.9 million of unrecognized compensation cost included in Additional Paid-in Capital related to restricted stock, which will be recognized over a weighted average period of 1.8 years. The total fair value of the restricted stock which vested during 2011 was approximately $43,000. The following table summarizes restricted stock activity during 2011:

	September 30,	September 30,
		Weighted-
	Number of	Average
	Shares	Grant Date
	(000s)	Fair Value

Non-vested restricted stock at beginning of year	220	$7.60
Granted	244	$8.43
Vested	(6)	$23.42
Forfeited	(19)	$7.66

Non-vested restricted stock at end of year	439	$7.83

2005 Restricted Stock Unit Plan

The Company also maintains the 2005 Restricted Stock Unit Plan (the “RSU Plan”), as amended. An RSU is a right to receive a payment in cash equal to the fair market value, as defined, of one share of the Company’s stock on the vesting date. The Company records compensation expense for RSUs over the vesting period and adjusts the expense and related liability based upon the market value, as defined, of the Company’s common stock at each reporting period. The RSU Plan also has a retirement feature where employees who meet the requirements of the retirement feature vest fully in their RSUs outstanding upon retirement. The Company accelerates the vesting period for employees who will become eligible under this feature before the end of their original vesting period, even if the employee has not retired. The Company has issued performance- and non-performance-based RSUs. Each of these RSU awards is described as follows:

Regular RSUs. The Company’s non-performance-based RSUs (“Regular RSUs”) are granted to directors and key employees. In 2011, the Company awarded 401 RSUs to a new director and 56,845 RSUs to employees, both of which cliff vest three years from the date of grant. In 2010, the Company granted 21,442 in Regular RSUs to directors, 20,368 of which have a three-year cliff vest. All other RSU grants vest ratably over a four-year period. Regular RSU holders receive cash dividend payments for each RSU held during the vesting period equal to the common dividends per share paid by the Company. These dividends are also recorded in compensation expense. The total cash paid for Regular RSU vesting and dividend payments in 2011 was approximately $445,000.

The following table summarizes Regular RSU activity for 2011 (in thousands):

September 30,
Outstanding at beginning of year	144
Granted	57
Vested	(55)
Forfeited	(3)

Outstanding at end of year	143

Special Performance-Based RSUs. In 2006, the Company awarded performance-based RSUs to two executives which vested five years from the date of grant, if certain performance, service and market conditions were met. These performance-based RSUs did not receive dividends and 172,489 of these RSUs were outstanding at December 31, 2010. In 2011, the performance metrics were not met, and the awards were forfeited.

2011 Performance-Based RSUs. During 2011, the Company awarded two types of performance-based RSUs to key employees based on the following performance metrics: (1) Total Stockholder Return of the Company, as defined, as compared to the companies in the SNL US REIT Office index as of January 1, 2011 (“SNL RSUs”), and (2) ratio of cumulative funds from operations per share to targeted cumulative funds from operations per share (“FFO RSUs”). The performance period for both awards is January 1, 2011 to December 31, 2013, and the targeted number of SNL RSUs and FFO RSUs outstanding at December 31, 2011 is 96,149 and 61,810, respectively. The ultimate payout of these awards can range from 0% to 200% of the targeted number of units depending on the achievement of the performance metrics described above. Both of these types of RSUs cliff vest on February 14, 2014 and are dependent upon the attainment of required service and performance criteria. The number of RSUs vesting will be determined at that date, and the payout per unit will be equal to the average closing price on each trading day during the 30-day period ending on December 31, 2013. The Company expenses an estimate of the fair value of the SNL RSUs over the vesting period using a quarterly Monte Carlo valuation. The Company expenses the FFO RSUs over the vesting period using the fair market value of the Company’s stock at the reporting date multiplied by the anticipated number of units to be paid based on the current estimate of what the ratio is expected to be upon vesting. Dividend equivalents on the RSUs will also be paid based upon the percentage vested. The dividend equivalent payments will equal the total cash dividends that would have been paid during the performance period, and assuming dividends had been reinvested in Company stock.

2010 Performance-Based RSUs. In 2010, the Company awarded two types of performance-based RSUs to key employees. The first RSU is based on total stockholder return of the Company, as defined, compared to the companies in the MSCI US REIT index as of January 1, 2010 (the “MSCI RSU”). The second RSU is based on the ratio of total debt, as defined, to the trailing 12-month calculation of earnings before interest, taxes, depreciation and amortization, as defined (the “EBITDA RSU”). The performance period for both RSUs is January 1, 2010 to December 31, 2012, and the target number of MSCI RSUs and EBITDA RSUs outstanding as of December 31, 2011 is 76,324 and 109,898, respectively. The ultimate payout of these awards can range from 0% to 200% of the target number of units depending on the achievement of the performance metrics described above and the attainment of certain service requirements. Both of these types of RSUs cliff vest on February 15, 2013. The number of each type of RSU to be issued will be determined upon vesting, and the payout per unit will be equal to the 30-day average closing price of the Company’s stock ending on December 31, 2012. The Company expenses an estimate of the fair value of the MSCI RSUs over the vesting period using a Monte Carlo valuation. The EBITDA RSUs are expensed over the vesting period using the Company’s stock price at the reporting period multiplied by the anticipated number of units to be paid based on the current estimate of the debt-to-EBITDA ratio upon vesting. Dividend equivalents on both the EBITDA and MSCI RSUs will be paid based upon the percentage vested. The dividend equivalent payments will equal the total dividends that would have been paid during the performance period, assuming the dividends had been reinvested in Company stock.

The following table summarizes the combined performance-based RSU activity for 2011 (in thousands):

September 30,
Outstanding at beginning of year	367
Granted — 100% of target	164
Forfeited — 100% of target	(15)
Forfeited — special performance-based RSUs	(172)

Outstanding at end of year	344

Combined RSU activity. The Company estimates future expense for all types of RSUs outstanding at December 31, 2011 to be approximately $1.4 million (using stock prices and estimated target percentages as of December 31, 2011), which will be recognized over a weighted-average period of 1.9 years.

During 2011, 2010 and 2009, approximately $1.0 million, $1.2 million and $1.1 million, respectively, was recognized as compensation expense related to RSUs for employees and directors, before capitalization or income tax benefit, if any. The retirement agreements with the Company’s former Chief Financial and Chief Executive Officers also allowed for all of their unvested RSUs to become vested upon retirement. Accordingly, the Company recognized an additional $153,000 and $413,000 in compensation expense in 2010 and 2009, respectively, related to these agreements.

Other Long-Term Compensation Information — In 2009, the Company granted an additional long-term incentive compensation award, which will be settled in cash if the Company’s stock price achieves a specified level of growth at the testing dates and the service requirement is met. This award is valued using the Monte Carlo method. The Company reversed approximately $767,000 in expense in 2011, and recognized approximately $805,000 and $500,000 in compensation expense related to this plan in 2010 and 2009, respectively, before capitalization or income tax benefit, if any. The achievement of the award will be tested at specified dates in 2012, 2013 and 2014. If the stock value growth condition has not been met as of the last possible testing date in 2014 or, except as described for a change in control, if the employee terminates employment before this vesting condition is met on a testing date, the award is automatically forfeited.

Other Stockholder Investment Information

Preferred Stock — At December 31, 2011, the Company had 2,993,090 shares outstanding of its 7.75% Series A Cumulative Redeemable Preferred Stock (liquidation preference of $25 per share), and 3,791,000 shares outstanding of its 7.50% Series B Cumulative Redeemable Preferred Stock (liquidation preference of $25 per share). The Series A preferred stock may be redeemed on or after July 24, 2008, and the Series B preferred stock may be redeemed on or after December 17, 2009, both at the Company’s option at $25 per share plus all accrued and unpaid dividends through the date of redemption. None of the Series A or Series B preferred stock has been redeemed as of December 31, 2011, although some has been repurchased as described below. Dividends on both the Series A and Series B preferred stock are payable quarterly in arrears on February 15, May 15, August 15 and November 15.

Stock Repurchase Plan — The Company had a stock repurchase plan that allowed the Company to purchase up to five million shares of its common stock through May 9, 2011. The repurchase plan also allowed for the repurchase of all Series A and B preferred shares outstanding. There were no repurchases in 2011, 2010 or 2009. Historically, the Company has repurchased 3,570,082 common shares for an aggregate price of $86.8 million, and 1,006,910 shares of its Series A preferred stock and 209,000 shares of its Series B preferred stock for an aggregate price of $15.8 million. The repurchase plan expired May 9, 2011, and there is currently no authorized repurchase plan for common or preferred stock.

Director Fees — Outside directors may elect to receive some of their director fees in stock, based on 95% of the average market price on the date of service. Outside directors elected to receive 30,005, 35,040, and 29,007 shares of stock in lieu of cash for director fees in 2011, 2010 and 2009, respectively.

Ownership Limitations — In order to minimize the risk that the Company will not meet one of the requirements for qualification as a REIT, Cousins’ Articles of Incorporation include certain restrictions on the ownership of more than 3.9% of the Company’s total common and preferred stock.

Distribution of REIT Taxable Income — The following reconciles dividends paid and dividends applied in 2011, 2010 and 2009 to meet REIT distribution requirements (in thousands):

	September 30,	September 30,	September 30,
	2011	2010	2009

Common and preferred dividends paid	$31,556	$49,365	$55,328
Dividends treated as taxable compensation	(71)	(79)	(28)
Portion of dividends declared in current year, and paid in current year, which was applied to the prior year distribution requirements	(304)	(1,606)	—
Portion of dividends declared in subsequent year, and paid in subsequent year, which apply to current year distribution requirements	1,075	304	1,606

Dividends applied to meet current year REIT distribution requirements	$32,256	$47,984	$56,906

Tax Status of Dividends — The following summarizes the components of the taxability of the Company’s dividends for the years ended December 31, 2011, 2010 and 2009:

	September 30,	September 30,	September 30,	September 30,
		Type
	Total Dividends Per Share	Ordinary Dividends	Long-Term Capital Gain	Unrecaptured Section 1250 Gain (A)

Common:
2011	$0.180000	$0.067853	$0.112147	$0.042574
2010	$0.360000	$0.059447	$0.300553	$0.073937
2009	$0.740000	$0.549006	$0.190994	$—

Series A Preferred:
2011	$1.937500	$0.730053	$1.207447	$0.458393
2010	$1.937500	$0.315868	$1.621632	$0.399714
2009	$1.937500	$1.290594	$0.646906	$—

Series B Preferred:
2011	$1.875000	$0.706502	$1.168498	$0.443606
2010	$1.875000	$0.305678	$1.569322	$0.386819
2009	$1.875000	$1.248962	$0.626038	$—

(A)	Represents a portion of the dividend allocated to long-term capital gain.

7. INCOME TAXES

CREC is a taxable entity and its consolidated provision (benefit) for income taxes from operations for the years ended December 31, 2011, 2010 and 2009 is as follows (in thousands):

	September 30,	September 30,	September 30,
	2011	2010	2009

Current tax benefit (provision):
Federal	$—	$720	$4,605
State	186	359	(49)

	186	1,079	4,556

Deferred tax benefit (provision):
Federal	—	—	(7,984)
State	—	—	(913)

	—	—	(8,897)

Benefit (provision) for income taxes from operations	$186	$1,079	$(4,341)

The net income tax benefit (provision) differs from the amount computed by applying the statutory federal income tax rate to CREC’s income before taxes for the years ended December 31, 2011, 2010 and 2009 as follows ($ in thousands):

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	2011		2010		2009
	Amount	Rate	Amount	Rate	Amount	Rate
Federal income tax benefit	$35,112	35%	$1,832	35%	$39,175	35%
State income tax benefit, net of federal income tax effect	121	0%	141	3%	3,625	4%
Valuation allowance	(34,191)	(34)%	(894)	(17)%	(47,141)	(43)%
Other	(856)	(1)%	—	—	—	—

Benefit (provision) applicable to income (loss) from continuing operations	$186	0%	$1,079	21%	$(4,341)	(4)%

The tax effect of significant temporary differences representing CREC’s deferred tax assets and liabilities as of December 31, 2011 and 2010 are as follows (in thousands):

	September 30,	September 30,
	2011	2010
Income from unconsolidated joint ventures	$26,009	$5,519
Residential lots, land and outparcels	20,248	—
Long-term incentive equity awards	1,608	1,281
For-sale multi-family units basis differential	269	2,519
Interest carryforward	13,158	13,158
Federal and state tax carryforwards	23,883	25,464
Other	860	(5)

Total deferred tax assets	86,035	47,936

Valuation allowance	(86,035)	(47,936)

Net deferred tax asset	$—	$—

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

In 2011 and 2010, the deferred tax asset of the Company’s taxable REIT subsidiary, CREC, equaled $86.0 million and $47.9 million, respectively, with a valuation allowance placed against the full amount. The conclusion that a valuation allowance should be recorded was based on losses at CREC in current and recent years, and the inability of the Company to predict, with any degree of certainty, when CREC would generate income in the future in amounts sufficient to utilize the deferred tax asset. This uncertainty is the result of the continued decline in the housing market which directly impacts CREC’s residential land and lot business.

As of December 31, 2011, the Company’s federal and state combined net operating loss (“NOL”) carryforwards are $120.5 million. In 2011, $1.3 million of federal and state NOLs were utilized. The remainder of the net operating loss carryforwards will expire between 2022 and 2030, if unused. In addition, the Company has Alternative Minimum Tax (“AMT”) credit carryforwards of $72,000 which do not expire. On an after-tax basis, the Company’s federal and state NOL carryforwards and AMT credit carryforwards result in a deferred tax asset of $23.9 million.

The Company has interest carryforwards related to interest deductions of approximately $33.7 million as of both December 31, 2011 and 2010. The Company recorded deferred tax assets of $13.2 million as of both December 31, 2011 and 2010, reflecting the benefit of the interest carryforwards. Although such deferred tax assets do not expire, realization is dependent upon generating sufficient taxable income in the future.

As of December 31, 2010, the Company had income tax receivables of $500,000, which were refunded during 2011, related to the carryback of the 2009 loss in 2009 to open tax years in which the Company previously paid income taxes.

8. PROPERTY TRANSACTIONS

Discontinued Operations

Accounting rules require that the historical operating results of held-for-sale or sold assets which meet certain accounting rules be included in a separate section, Discontinued Operations, in the Statements of Operations for all periods presented. If the asset is sold, the related gain or loss on sale is also included in Discontinued Operations. The following properties which were sold in 2011 met the criteria for discontinued operations presentation ($ in thousands):

	September 30,	September 30,	September 30,	September 30,
Property	Property Type	Location	Square Feet	Sales Price

2011:
King Mill Distribution Park — Building 3	Industrial	Atlanta, GA	796,000	$28,300
Lakeside Ranch Business Park — Building 20	Industrial	Dallas, TX	749,000	28,400
One Georgia Center	Office	Atlanta, GA	376,000	48,600
Jefferson Mill Business Park — Building A	Industrial	Atlanta, GA	459,000	22,000

2010:
8995 Westside Parkway	Office	Atlanta, GA	51,000	3,200
San Jose MarketCenter	Retail	San Jose, CA	213,000	85,000

The following table details the components of Income (Loss) from Discontinued Operations for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	September 30,	September 30,	September 30,
	2011	2010	2009
Rental property revenues	$11,115	$17,806	$21,543
Other income	98	35	53
Rental property operating expenses	(4,474)	(6,515)	(8,571)
Depreciation expense	(3,887)	(6,643)	(8,052)
Interest expense	—	—	(1,634)

Income from discontinued operations	$2,852	$4,683	$3,339

Gains (loss) related to the sales of investment properties included in Discontinued Operations are as follows for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	September 30,	September 30,	September 30,
	2011	2010	2009
King Mill Distribution Park — Building 3	$4,977	$—	$—
One Georgia Center	2,805	—	—
Lakeside Ranch Business Park — Building 20	1,121	—	—
Jefferson Mill Business Park — Building A	(394)	—	—
San Jose MarketCenter	10	6,572	—
8995 Westside Parkway	—	654	—
Other	—	—	147

Gain on sale of investment properties — discontinued operations	$8,519	$7,226	$147

Gain on extinguishment of debt — San Jose MarketCenter	$—	$—	$12,498

Purchases of Investment Property

In November 2011, the Company purchased Promenade, a 775,000 square foot office building in the midtown submarket of Atlanta, Georgia, for a cash purchase price of $134.7 million. The purchase price was funded through proceeds from asset sales and borrowings under the Company’s Credit Facility. The Company allocated the purchase price based on the fair value of assets and liabilities acquired, in accordance with applicable accounting rules. The Company incurred approximately $292,000 in acquisition costs related to the purchase, which are recorded in Other Expense on the Statement of Operations.

The following table summarizes the fair value of the assets and liabilities acquired (in thousands):

September 30,
Land	$13,439
Building	94,190
Tenant Improvements and FF&E	8,600

Tangible assets	116,229

Intangible Assets:
Above-market leases	3,991
In-place leases	16,172

Total intangible assets	20,163

Intangible Liabilities:
Below-market leases	(1,659)

Total net assets acquired	$134,733

See Note 10 for a schedule of the timing of amortization of the intangible assets and liabilities and the weighted average amortization periods.

Recognition of Deferred Gain

In 2006, the Company and Prudential entered into an agreement whereby the Company contributed interests in five operating properties it owned to a venture, CPV IV, and Prudential contributed an equal amount of cash. The venture was structured such that the operating properties were owned by CP Venture Five LLC (“CPV Five”), and the cash was held by CP Venture Six LLC (“CPV Six”), both of which are wholly-owned by CPV IV. The Company accounts for its interest in CPV Five under the equity method (see Note 4), and the Company consolidates CPV Six. The Company determined that the transaction qualified for accounting purposes as a sale of the properties to the venture. However, because the legal consideration the Company received from this transaction was a controlling interest in CPV Six as opposed to cash, the Company determined that the gain on the transaction should be deferred. In 2009, CPV Six distributed cash to its partners which exceeded the 10% threshold for gain recognition, and the Company recognized $167.2 million of previously deferred gain as gain on sale of investment properties.

9. NOTES AND OTHER RECEIVABLES

At December 31, 2011 and 2010, Notes and Other Receivables included the following (in thousands):

	September 30,	September 30,
	2011	2010
Notes receivable, net of allowance for doubtful accounts of $3,109 and $3,671 in 2011 and 2010, respectively	$3,286	$3,797
Cumulative rental revenue recognized on a straight-line basis in excess of revenue accrued in accordance with lease terms (see Note 2)	37,141	34,231
Tenant and other receivables	10,064	12,983
Allowance for doubtful accounts related to straight-line rents, tenant and other receivables	(1,991)	(2,616)

	$48,500	$48,395

Fair Value

At December 31, 2011 and 2010, the fair value of the Company’s notes receivable approximated the cost basis. Fair value was calculated by discounting future cash flows from the notes receivable at estimated rates in which similar loans would have been made at December 31, 2011 and 2010. This fair value calculation is considered to be a Level 3 calculation under the accounting guidelines, as the Company utilizes internally generated assumptions regarding current interest rates at which similar instruments would be executed.

10. OTHER ASSETS

At December 31, 2011 and 2010, Other Assets included the following (in thousands):

	September 30,	September 30,
	2011	2010

Investment in Verde Realty	$5,868	$9,376
FF&E and leasehold improvements, net of accumulated depreciation of $17,814 and $16,117 in 2011 and 2010, respectively	4,736	4,673
Predevelopment costs and earnest money	581	7,039
Lease inducements, net of accumulated amortization of $3,696 and $2,991 in 2011 and 2010, respectively	12,219	11,899
Loan closing costs, net of accumulated amortization of $4,026 and $3,109 in 2011 and 2010, respectively	1,435	2,703
Prepaid expenses and other assets	2,168	2,296
Intangible Assets:
Goodwill	5,155	5,430
Above market leases, net of accumulated amortization of $8,845 and $8,741 in 2011 and 2010, respectively	4,414	526
In-place leases, net of accumulated amortization of $2,833 and $2,492 in 2011 and 2010, respectively	16,144	322

	$52,720	$44,264

Investment in Verde. Investment in Verde relates to a cost method investment in a non-public real estate investment trust. See Note 5 for a discussion of the impairment loss recognized on the investment in Verde during 2011.

Lease Inducements. Lease inducements represent incentives paid to tenants in conjunction with leasing space, such as moving costs, sublease arrangements of prior space and other costs. These amounts are amortized into rental revenues over the individual underlying lease terms.

Predevelopment Costs and Earnest Money. Predevelopment costs represent amounts that are capitalized related to predevelopment projects which the Company determines are probable of future development. In 2011, the Company transferred $6.2 million in predevelopment assets to investment in joint ventures related to the EP I, LLC project (see Note 4). In addition, in 2011, the Company incurred an expense of approximately $937,000 to write off a predevelopment project that was deemed no longer probable of development.

Intangible Assets. Intangible assets, other than goodwill, mainly relate to the acquisition of Promenade in 2011 (see Note 8), with small amounts remaining relating to the 2006 acquisition of the interests in 191 Peachtree Tower. In addition, the Company acquired intangible liabilities with these purchases, including below-market tenant leases and an above-market ground lease, both of which are recorded within Accounts Payable and Accrued Liabilities on the Balance Sheets. Both above-market and below-market tenant leases are amortized into rental revenues over the individual remaining lease terms. The above-market ground lease is amortized into rental property operating expenses over its remaining lease term. In-place leases are amortized into depreciation and amortization expense, also over the individual remaining lease terms. Aggregate net amortization expense related to intangible assets and liabilities was $305,000, $4,000 and $165,000 for the years ended December 31, 2011, 2010 and 2009, respectively. Over the next five years and thereafter, aggregate amortization of these intangible assets and liabilities is anticipated to be as follows (in thousands):

	September 30,	September 30,	September 30,	September 30,	September 30,
	Below Market Rents	Above Market Ground Lease	Above Market Rents	In Place Leases	Total

2012	$(274)	$(9)	$674	$2,633	$3,024
2013	(249)	(9)	674	2,465	2,881
2014	(244)	(9)	674	2,324	2,745
2015	(231)	(9)	658	2,200	2,618
2016	(200)	(9)	390	1,510	1,691
Thereafter	(562)	(633)	1,344	5,012	5,161

	$(1,760)	$(678)	$4,414	$16,144	$18,120

Weighted average remaining lease term	8 years	75 years	8 years	8 years	10 years

Goodwill relates entirely to the office reporting unit. As office assets are sold, either by the Company or by joint ventures in which the Company has an interest, goodwill is allocated to the cost of each sale. The following is a summary of goodwill activity for the years ended December 31, 2011 and 2010 (in thousands):

	September 30,	September 30,
	2011	2010
Beginning Balance	$5,430	$5,450
Allocated to property sales	(275)	(20)

Ending Balance	$5,155	$5,430

11. CONSOLIDATED STATEMENTS OF CASH FLOWS – SUPPLEMENTAL INFORMATION

Supplemental information related to cash flows, including significant non-cash activity affecting the Statements of Cash Flows, for the years ended December 31, 2011, 2010 and 2009 is as follows (in thousands):

	September 30,	September 30,	September 30,
	2011	2010	2009

Interest paid, net of amounts capitalized	$25,960	$35,616	$40,219
Income taxes refunded, net of payments	(551)	(3,308)	(891)

Non-Cash Transactions:
Transfer from other assets to investment in joint venture	6,193	—	—
Transfer from land to operating properties	5,159	1,410	—
Decrease in land and notes payable due to foreclosure	3,374	—	—
Adjustments to property expenditures for amounts included in accounts payable	1,559	1,976	5,093
Change in fair value of redeemable noncontrolling interests	766	378	180
Issuance of common stock for payment of common dividends	—	24,282	19,711
Land collateral received from note receivable default	—	5,030	—
Increase in notes receivable for lease termination and land and lot sales	—	3,312	—
Transfer from notes receivable to multi-family residential units	—	—	8,167
Transfer from notes payable to redeemable noncontrolling interests	—	—	8,767
Transfer from other assets to land	—	—	2,440
Increase in notes payable upon consolidation of entities	—	—	11,918
Issuance of note payable for purchase of townhomes	—	—	3,150
Transfer from investment in joint venture to land upon consolidation of entities	—	—	9,116

12. NONCONTROLLING INTERESTS

The Company consolidates various ventures that are involved in the ownership and/or development of real estate. The partner’s share of the entity, in cases where the entity’s documents do not contain a required redemption clause, is reflected in a separate line item called Nonredeemable Noncontrolling Interests within Equity in the Balance Sheets. Correspondingly, the partner’s share of income or loss is recorded in Net Income Attributable to Noncontrolling Interests in the Statements of Operations.

Other consolidated ventures contain provisions requiring the Company to purchase the partners’ share of the venture at a certain value upon demand or at a future prescribed date. In these situations, the partner’s share of the entity is recognized as Redeemable Noncontrolling Interests and is presented between liabilities and equity in the Balance Sheets, with the corresponding share of income or loss in the venture recorded in Net Income Attributable to Noncontrolling Interests in the Statements of Operations. The redemption values are evaluated each period and adjusted within Equity to the higher of fair value or the partner’s cost basis. Two of these ventures with redemption options sold their underlying assets, King Mill Distribution Park – Building 3 and Jefferson Mill Business Park — Building A, in 2011 (see Note 8). In conjunction with these sales, the pro rata share of the sales proceeds was distributed to each of the noncontrolling partners.

The following table details the components of Redeemable Noncontrolling Interests in consolidated subsidiaries for the years ended December 31, 2011 and 2010 (in thousands):

	September 30,	September 30,
	2011	2010
Beginning Balance	$14,289	$12,591
Net income attributable to redeemable noncontrolling interests	1,433	176
Distributions to redeemable noncontrolling interests	(12,193)	(337)
Contributions from redeemable noncontrolling interests	—	2,237
Change in fair value of redeemable noncontrolling interests	(766)	(378)

Ending Balance	$2,763	$14,289

The following reconciles the net income attributable to nonredeemable noncontrolling interests as recorded in the Statements of Equity and the net income (loss) attributable to redeemable noncontrolling interests as recorded outside of the Equity section on the Balance Sheets to the Net Income Attributable to Noncontrolling Interests on the Statements of Operations for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	September 30,	September 30,	September 30,
	2011	2010	2009
Net income attributable to nonredeemable noncontrolling interests	$3,525	$2,364	$2,426
Net income (loss) attributable to redeemable noncontrolling interests	1,433	176	(174)

Net income attributable to noncontrolling interests	$4,958	$2,540	$2,252

13. COMMON STOCK

In September 2009, the Company completed a common stock offering of 46 million shares. The net proceeds of the offering of approximately $318.4 million were used to repay outstanding borrowings under the Company’s Credit Facility.

14. RENTAL PROPERTY REVENUES

The Company’s leases typically contain escalation provisions and provisions requiring tenants to pay a pro rata share of operating expenses. The leases typically include renewal options and are classified and accounted for as operating leases. The majority of the Company’s real estate assets are concentrated in the Southeastern United States, specifically in the Atlanta, Georgia, metropolitan area.

At December 31, 2011 future minimum rentals to be received by consolidated entities under existing non-cancelable leases are as follows (in thousands):

	September 30,	September 30,	September 30,
	Office	Retail	Total
2012	$82,153	$23,338	$105,491
2013	81,797	24,228	106,025
2014	79,737	23,350	103,087
2015	73,031	22,789	95,820
2016	65,992	18,942	84,934
Thereafter	268,816	51,106	319,922

	$651,526	$163,753	$815,279

15. RETIREMENT SAVINGS PLAN

The Company maintains a defined contribution plan (the “Retirement Savings Plan”) pursuant to Section 401 of the Internal Revenue Code (the “Code”) which covers active regular employees. Employees are eligible under the Retirement Savings Plan immediately upon hire, and pre-tax contributions are allowed up to the limits set by the Code. In years prior to 2011, the Company made discretionary retirement savings contributions into the Retirement Savings Plan for certain eligible active regular employees based on an annual, discretionary percentage as determined by the Compensation, Nominating and Governance Committee of the Board of Directors. Beginning in 2011, the Company changed to a match program of up to 3% of an employee’s eligible pre-tax Retirement Savings Plan contributions up to certain Code limits, rather than an annual discretionary contribution. Employees vest in Company contributions over a three-year period. The Company may change this percentage at its discretion, and, in addition, the Company could decide to make additional or replacement discretionary contributions in the future. The Company contributed approximately $748,000, $1.2 million and $1.4 million to the Retirement Savings Plan for the 2011, 2010 and 2009 plan years, respectively.

16. REPORTABLE SEGMENTS

The Company has five reportable segments: Office, Retail, Land, CPS Third Party Management and Leasing, and Other. These reportable segments represent an aggregation of operating segments reported to the Chief Operating Decision Maker based on similar economic characteristics that include the type of product and the nature of service. Each segment includes both consolidated operations and joint ventures. The Office and Retail segments show the results for that product type. For these two segments, net operating income is calculated as rental property revenues less rental property operating expenses. The Land segment includes results of operations for certain land holdings and single-family residential communities that are sold as developed lots to homebuilders. Fee income and related expenses for the third party-owned properties which are managed or leased by the Company’s CPS subsidiary are included in the CPS Third Party Management and Leasing segment. In 2010 and 2009, the Company had an additional segment, the For-Sale Multi-Family Residential Unit, segment which included results of operations for the development and sale of multi-family real estate projects. The Company has sold substantially all of its multi-family residential units, and this line of business is no longer considered to be a separate reporting segment. The 2011 results for this segment are included in Other. The Other segment also includes:

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

•	income attributable to noncontrolling interests;

•	income taxes;

•	depreciation;

•	preferred dividends; and

•	operations of the Industrial buildings, which are not material for separate presentation, and were all sold in 2011.

Company management evaluates the performance of its reportable segments in part based on funds from operations available to common stockholders (“FFO”). FFO is a supplemental operating performance measure used in the real estate industry. The Company calculated FFO using the National Association of Real Estate Investment Trusts’ (“NAREIT”) definition of FFO, which is net income (loss) available to common stockholders (computed in accordance with GAAP), excluding extraordinary items, cumulative effect of change in accounting principle and gains on sale or impairment losses on depreciable property, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures to reflect FFO on the same basis.

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

Segment net income, the balance of the Company’s investment in joint ventures and the amount of capital expenditures are not presented in the following tables. Management does not utilize these measures when analyzing its segments or when making resource allocation decisions, and therefore this information is not provided. FFO is reconciled to net income (loss) on a total Company basis (in thousands):

	000000	000000	000000	000000	000000	000000
Year Ended December 31, 2011	Office	Retail	Land	CPS Third Party Management and Leasing	Other	Total

Net operating income, including discontinued operations	$61,796	$20,917	$—	$—	$3,583	$86,296
Fee income, net of reimbursed expenses	—	—	105	10,600	7,508	18,213
Residential lot, multi-family unit, tract and outparcel sales, net of cost of sales, including gain on sale of undepreciated investment properties	—	50	3,332	—	2,177	5,559
Other income	1,563	87	—	—	480	2,130
Third party management and leasing expenses	—	—	—	(7,826)	—	(7,826)
General and administrative expenses	—	—	—	—	(24,166)	(24,166)
Interest expense	—	—	—	—	(27,784)	(27,784)
Impairment losses	—	(1,730)	(94,793)	—	(3,608)	(100,131)
Depreciation and amortization of non-real estate assets	—	—	—	—	(1,688)	(1,688)
Separation expenses	—	—	—	—	(197)	(197)
Other expenses	—	—	—	—	(4,436)	(4,436)
Loss on extinguishment of debt	—	—	—	—	(74)	(74)
Funds from operations from unconsolidated joint ventures	11,071	8,712	(27,211)	—	73	(7,355)
Impairment loss on investment in unconsolidated joint ventures	—	—	(608)	—	—	(608)
Income attributable to noncontrolling interests, excluding amounts related to gain on sale of depreciated investment properties	—	—	—	—	(2,087)	(2,087)
Benefit for income taxes from operations	—	—	—	—	186	186
Preferred stock dividends	—	—	—	—	(12,907)	(12,907)

Funds from operations available to common stockholders	$74,430	$28,036	$(119,175)	$2,774	$(62,940)	(76,875)

Real estate depreciation and amortization, including Company’s share of joint ventures						(62,709)
Impairment losses on depreciable investment properties						(7,632)
Noncontrolling interest related to gain on sale of depreciated investment properties						(2,871)
Gain on sale of depreciated investment properties						8,755

Net loss available to common stockholders						$(141,332)

Total Assets	$732,857	$375,923	$108,172	$4,302	$14,281	$1,235,535

	000000	000000	000000	000000	000000	000000	000000
Year Ended December 31, 2010	Office	Retail	Land	CPS Third Party Management and Leasing	For-Sale Multi- Family	Other	Total

Net operating income, including discontinued operations	$60,646	$23,792	$—	$—	$—	$3,625	$88,063
Fee income, net of reimbursed expenses	—	—	211	9,668	—	7,951	17,830
Residential lot, multi-family unit, tract and outparcel sales, net of cost of sales, including gain on sale of undepreciated investment properties	—	4,661	1,076	—	7,425	1,204	14,366
Other income	436	114	—	—	—	714	1,264
Third party management and leasing expenses	—	—	—	(8,100)	—	—	(8,100)
General and administrative expenses	—	—	—	—	—	(28,517)	(28,517)
Interest expense	—	—	—	—	—	(37,180)	(37,180)
Impairment losses	—	—	(1,968)	—	(586)	—	(2,554)
Depreciation and amortization of non-real estate assets	—	—	—	—	—	(1,889)	(1,889)
Separation expenses	—	—	—	—	—	(1,045)	(1,045)
Other expenses	—	—	—	—	—	(4,416)	(4,416)
Loss on extinguishment of debt and interest rate swaps	—	—	—	—	—	(9,827)	(9,827)
Funds from operations from unconsolidated joint ventures	9,863	6,443	2,375	—	473	—	19,154
Income attributable to noncontrolling interests	—	—	—	—	—	(2,540)	(2,540)
Benefit for income taxes from operations	—	—	—	—	—	1,079	1,079
Preferred stock dividends	—	—	—	—	—	(12,907)	(12,907)

Funds from operations available to common stockholders	$70,945	$35,010	$1,694	$1,568	$7,312	$(83,748)	32,781

Real estate depreciation and amortization, including Company’s share of joint ventures							(67,728)
Gain on sale of depreciated investment properties							7,467

Net loss available to common stockholders							$(27,480)

Total Assets	$671,540	$348,470	$261,323	$4,050	$4,564	$81,335	$1,371,282

Year Ended December 31, 2009	Office	Retail	Land	CPS Third Party Management and Leasing	For-Sale Multi- Family	Other	Total

Net operating income, including discontinued operations	$57,257	$24,395	$—	$—	$—	$1,568	$83,220
Fee income, net of reimbursed expenses	—	—	616	11,838	—	5,846	18,300
Residential lot, multi-family unit, tract and outparcel sales, net of cost of sales, including gain on sale of undepreciated investment properties	276	1,841	1,466	—	5,212	58	8,853
Other income	286	1,431	—	—	—	1,308	3,025
Third party management and leasing expenses	—	—	—	(7,750)	—	—	(7,750)
General and administrative expenses	—	—	—	—	—	(26,198)	(26,198)
Interest expense	—	—	—	—	—	(41,393)	(41,393)
Impairment losses	—	—	—	—	(36,500)	(4,012)	(40,512)
Depreciation and amortization of non-real estate assets	—	—	—	—	—	(3,382)	(3,382)
Separation expenses	—	—	—	—	—	(3,257)	(3,257)
Other expenses	—	—	—	—	—	(13,143)	(13,143)
Loss on extinguishment of debt and interest rate swaps	—	—	—	—	—	9,732	9,732
Funds from operations from unconsolidated joint ventures	(11,149)	6,440	(4,091)	—	(60)	(37)	(8,897)
Impairment loss on investment in unconsolidated joint ventures	(17,993)	—	(27,000)	—	(6,065)	—	(51,058)
Income attributable to noncontrolling interests	—	—	—	—	—	(2,252)	(2,252)
Provision for income taxes from operations	—	—	—	—	—	(4,341)	(4,341)
Preferred stock dividends	—	—	—	—	—	(12,907)	(12,907)

Funds from operations available to common stockholders	$28,677	$34,107	$(29,009)	$4,088	$(37,413)	$(92,410)	(91,960)

Real estate depreciation and amortization, including Company’s share of joint ventures							(61,205)
Gain on sale of depreciated investment properties, including Company’s share of joint ventures							167,553

Net income available to common stockholders							$14,388

Total Assets	$650,958	$429,099	$273,026	$7,291	$31,206	$99,972	$1,491,552

When reviewing the results of operations for the Company, management analyzes the following revenue and income items net of their related costs:

•	Rental property operations, including discontinued;

•	Reimbursements of third-party and joint venture personnel costs;

•	Residential, tract and outparcel sales;

•	Multi-family sales; and

•	Gains on sales of investment properties.

These amounts are shown in the segment tables above in the same “net” manner as shown to management. Certain adjustments are required to reconcile the above segment information to the Company’s consolidated revenues, including removing gains on sales of investment properties from revenues, as they are not presented within revenues on the Statements of Operations. The following table reconciles information presented in the tables above to the Company’s consolidated revenues (in thousands):

	September 30,	September 30,	September 30,
	2011	2010	2009
Net operating income	$86,296	$88,063	$83,220
Plus rental property operating expenses	55,918	53,750	57,996
Fee income	18,213	17,830	18,300
Third party management and leasing expense reimbursements	8,759	9,293	10,128
Reimbursed expenses	6,208	6,297	5,378
Residential lot, outparcel, and multi-family unit sales, net of cost of sales, including gain on sale of undepreciated investment properties	5,559	14,366	8,853
Less gain on sale of undepreciated investment properties not included in revenues	(3,258)	(1,697)	(1,243)
Plus residential lot, multi-family unit and outparcel cost of sales	5,378	37,716	30,652
Net operating income from discontinued operations not included in revenues	(6,641)	(11,291)	(12,972)
Other income	2,130	1,264	3,025
Other income — discontinued operations	(98)	(35)	(53)

Total consolidated revenues	$178,464	$215,556	$203,284

************

SCHEDULE III

(Page 1 of 4)

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2011

(in thousands)

	0000		0000	0000	0000	0000	0000	0000	0000	0000	0000	0000	0000
			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period
Description/Metropolitan Area	Encumbrances		Land and Improvements	Buildings and Improvements	Land and Improvements less Cost of Sales, Transfers and Other	Building and Improvements less Cost of Sales, Transfers and Other	Land and Improvements less Cost of Sales, Transfers and Other	Building and Improvements less Cost of Sales, Transfers and Other	Total (a)	Accumulated Depreciation (a)	Date of Construction/ Renovation	Date Acquired	Life on Which Depreciation in 2011 Statement of Operations is Computed (b)
OPERATING PROPERTIES
Office
191 Peachtree Tower (d)	$—		$5,355	$141,012	$—	$79,595	$5,355	$220,607	$225,962	$44,491	—	2006	40 years
Atlanta, GA
Terminus 100	138,194		15,559	—	(2,512)	157,054	13,047	157,054	170,101	37,387	2008	2005	30 years
Atlanta, GA
Promenade (d)	—		13,439	102,790	—	584	13,439	103,374	116,813	442	—	2011	34 years
Atlanta, GA
The American Cancer Society Center	135,650		5,226	67,370	—	27,308	5,226	94,678	99,904	51,078	—	1999	25 years
Atlanta, GA
The Points at Waterview	16,135		2,558	22,910	85	6,568	2,643	29,478	32,121	15,737	—	2000	25 years
Suburban Dallas, TX
Meridian Mark Plaza	26,554		2,219	—	—	25,909	2,219	25,909	28,128	13,679	1997	1997	30 years
Atlanta, GA
Lakeshore Park Plaza	—		3,362	12,261	—	5,862	3,362	18,123	21,485	9,718	—	1998	30 years
Birmingham, AL
600 University Park Place	—		1,899	—	—	19,059	1,899	19,059	20,958	7,541	1998	1998	30 years
Birmingham, AL
555 North Point Center East	—		368	—	—	18,651	368	18,651	19,019	10,245	1998	1998	30 years
Suburban Atlanta, GA
221 Peachtree Center Avenue Parking Garage	—		4,217	13,337	—	111	4,217	13,448	17,665	1,640	—	2007	39 years
Atlanta, GA
333 North Point Center East	—		551	—	—	13,815	551	13,815	14,366	7,955	1996	1996	30 years
Suburban Atlanta, GA
Galleria 75	—		6,673	4,743	(2,139)	841	4,534	5,584	10,118	2,401	—	2004	25 years
Suburban Atlanta, GA
100 North Point Center East	24,478	(c)	1,475	9,625	—	1,943	1,475	11,568	13,043	5,599	—	2003	25 years
Suburban Atlanta, GA
200 North Point Center East	—	(c)	1,726	7,920	—	1,873	1,726	9,793	11,519	4,308	—	2003	25 years
Suburban Atlanta, GA
Inhibitex	—		675	—	—	5,727	675	5,727	6,402	2,227	2004	2004	30 years
Suburban Atlanta, GA
Cosmopolitan Center (d)	—		9,465	2,581	(4,562)	(1,189)	4,903	1,392	6,295	1,369	—	2006	24 years
Atlanta, GA

Total Office	$341,011		$74,767	$384,549	$(9,128)	$363,711	$65,639	$748,260	$813,899	$215,817

SCHEDULE III

(Page 2 of 4)

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2011

(in thousands)

	000000	000000	000000	000000	000000	000000	000000	000000	000000	000000	000000	000000
		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period
Description/Metropolitan Area	Encumbrances	Land and Improvements	Buildings and Improvements	Land and Improvements less Cost of Sales, Transfers and Other	Building and Improvements less Cost of Sales, Transfers and Other	Land and Improvements less Cost of Sales, Transfers and Other	Building and Improvements less Cost of Sales, Transfers and Other	Total (a)	Accumulated Depreciation (a)	Date of Construction/ Renovation	Date Acquired	Life on Which Depreciation in 2011 Statement of Operations is Computed (b)
OPERATING PROPERTIES (cont’d)
Retail
The Avenue Forsyth	$—	$22,848	$—	$10,904	$99,185	$33,752	$99,185	$132,937	$17,585	2009	2007	30 years
Suburban Atlanta, GA
The Avenue Collierville	—	11,470	—	(1,675)	84,019	9,795	84,019	93,814	29,415	2004	2004	30 years
Suburban Memphis, TN
The Avenue Webb Gin	—	11,583	—	(2,275)	67,058	9,308	67,058	76,366	20,503	2005	2005	30 years
Suburban Atlanta, GA
Tiffany Springs MarketCenter	—	8,174	—	5,896	43,039	14,070	43,039	57,109	6,153	2009	2007	30 years
Kansas City, MO

Total Retail	$—	$54,075	$—	$12,850	$293,301	$66,925	$293,301	$360,226	$73,656

Total Operating Properties	$341,011	$128,842	$384,549	$3,722	$657,012	$132,564	$1,041,561	$1,174,125	$289,473

PROJECTS UNDER DEVELOPMENT
Mahan Village
Tallahassee, FL	$1	$5,377	$—	$—	$5,948	$5,377	$5,948	$11,325	$—	2011	2011	—

LAND HELD FOR INVESTMENT OR FUTURE DEVELOPMENT
Terminus	$—	$18,745	$—	$14,320	$(23,165)	$33,065	$(23,165)	$9,900	$—	—	2005	—
Atlanta, GA
Round Rock Land	—	12,802	—	4,313	(6,915)	17,115	(6,915)	10,200	—	—	2005	—
Austin, TX
615 Peachtree Street	—	10,164	—	2,328	(3,642)	12,492	(3,642)	8,850	—	—	1996	—
Atlanta, GA
549 / 555 / 557 Peachtree Street	—	5,988	—	6,152	(9,515)	12,140	(9,515)	2,625	—	—	2004	—
Atlanta, GA
North Point	—	10,294	—	29,006	(37,265)	39,300	(37,265)	2,035	—	—	1970-1985	—
Suburban Atlanta, GA
Land Adjacent to The Avenue Forsyth	—	11,240	—	10,875	(18,415)	22,115	(18,415)	3,700	—	—	2007	—
Suburban Atlanta, GA
Research Park V	—	4,373	—	595	—	4,968	—	4,968	—	—	1998	—
Austin, TX
Jefferson Mill Business Park	—	14,223	—	9,533	(21,236)	23,756	(21,236)	2,520	—	—	2006	—
Suburban Atlanta, GA

SCHEDULE III

(page 3 of 4)

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2011

(in thousands)

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period
Description/Metropolitan Area	Encumbrances	Land and Improvements	Buildings and Improvements	Land and Improvements less Cost of Sales, Transfers and Other	Building and Improvements less Cost of Sales, Transfers and Other	Land and Improvements less Cost of Sales, Transfers and Other	Building and Improvements less Cost of Sales, Transfers and Other	Total (a)	Accumulated Depreciation (a)	Date of Construction/ Renovation	Date Acquired	Life on Which Depreciation in 2011 Statement of Operations is Computed (b)
LAND HELD FOR INVESTMENT OR FUTURE DEVELOPMENT (cont’d)
Blalock Lakes	$—	$9,646	$—	$4	$(6,305)	$9,650	$(6,305)	$3,345	$—	—	2008	—
Suburban Atlanta, GA
King Mill Distribution Park	—	10,528	—	6,497	(14,965)	17,025	(14,965)	2,060	—	—	2005	—
Suburban Atlanta, GA
Land Adjacent to The Avenue Collierville	—	7,208	—	2,052	(7,291)	9,260	(7,291)	1,969	—	—	2004	—
Suburban Memphis, TN
Wildwood	—	10,214	—	5,092	(14,292)	15,306	(14,292)	1,014	—	—	1971-1989	—
Suburban Atlanta, GA
Land Adjacent to The Avenue Webb Gin	—	946	—	—	—	946	—	946	—	—	2005	—
Suburban Atlanta, GA

Total Land Held for Investment or Future Development	$—	$126,371	$—	$90,767	$(163,006)	$217,138	$(163,006)	$54,132	$—

RESIDENTIAL LOTS
Callaway Gardens	$—	$1,584	$—	$16,420	$(13,054)	$18,004	$(13,054)	$4,950	$—	2006	2006	—
Pine Mountain, GA
Blalock Lakes	—	17,657	—	26,897	(37,684)	44,554	(37,684)	6,870	—	2006	2006	—
Suburban Atlanta, GA
The Lakes at Cedar Grove	—	4,720	—	30,339	(34,559)	35,059	(34,559)	500	—	2001	2001	—
Suburban Atlanta, GA
River’s Call	—	2,001	—	11,037	(12,555)	13,038	(12,555)	483	—	2000	1971-1989	—
Suburban Atlanta, GA
Longleaf at Callaway	180	2,098	—	6,812	(8,518)	8,910	(8,518)	392	—	2002	2002	—
Pine Mountain, GA

Total Residential Lots	$180	$28,060	$—	$91,505	$(106,370)	$119,565	$(106,370)	$13,195	$—

OTHER
10 Terminus Place	—	7,810	72,573	(7,561)	(72,290)	249	283	532	—	2008	2005	—
Atlanta, GA
60 North Market	—	—	9,739	—	(9,634)	—	105	105	—	—	2009	—
Asheville, NC

Total Other	$—	$7,810	$82,312	$(7,561)	$(81,924)	$249	$388	$637	$—

	$341,192	$296,460	$466,861	$178,433	$311,660	$474,893	$778,521	$1,253,414	$289,473

SCHEDULE III

(page 4 of 4)

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2011

(in thousands)

NOTES:

(a)	Reconciliations of total real estate carrying value and accumulated depreciation for the three years ended December 31, 2011 are as follows:

	000000	000000	000000	000000	000000	000000
	Real Estate			Accumulated Depreciation
	2011	2010	2009	2011	2010	2009

Balance at beginning of period	$1,363,320	$1,468,413	$1,458,001	$274,925	$233,091	$186,252
Additions during the period:
Acquisition	116,229	—	—	—	—	—
Improvements and other capitalized costs	50,009	43,798	83,211	—	—	—
Depreciation expense	—	—	—	52,630	58,585	52,926

	166,238	43,798	83,211	52,630	58,585	52,926

Deductions during the period:
Cost of real estate sold or foreclosed	(162,989)	(143,497)	(31,908)	(29,110)	(13,911)	(96)
Impairment losses	(104,183)	(2,554)	(34,900)	—	—	—
Write-off of fully depreciated assets	(8,972)	(2,840)	(5,991)	(8,972)	(2,840)	(5,991)

	(276,144)	(148,891)	(72,799)	(38,082)	(16,751)	(6,087)

Balance at end of period	$1,253,414	$1,363,320	$1,468,413	$289,473	$274,925	$233,091

(b)

Buildings and improvements are depreciated over 24 to 40 years. Leasehold improvements and other capitalized leasing costs are depreciated over the life of the asset or the term of the lease, whichever is shorter.

(c)	100 North Point Center East and 200 North Point Center East were financed together with such properties being collateral for one non-recourse mortgage note payable.

(d)	Certain intangible assets related to the purchase of this property are included in other assets and are not in the above table.

S-4