Form 10-K/A
period 2011-12-31
COUSINS PROPERTIES INC
filed 2012-03-20
CIK 25232

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

(Address of principal executive offices)(Zip Code)

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

Explanatory Note

This Amendment No. 1 to the Cousins Properties Incorporated Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the Securities and Exchange Commission on February 21, 2012 (the “Form 10-K”), is solely to furnish Exhibit 101 to the Form 10-K. Exhibit 101 provides the financial statement and related notes formatted in XBRL (Extensible Business Reporting Language).

No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

Item 15. Exhibits

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

11^

Computation of Per Share Earnings. Data required by SFAS No. 128, “Earnings Per Share,” is provided in Note 2 of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K, and incorporated herein by reference.

12^	Statement Regarding Computation of Earnings to Combined Fixed Charges and Preferred Dividends.

21^	Subsidiaries of the Registrant.

23^	Consent of Independent Registered Public Accounting Firm.

31.1^	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2^	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1^	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2^	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**

The following financial information for the Registrant, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.

^	Previously filed.
*	Indicates a management contract or compensatory plan or arrangement.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cousins Properties Incorporated
(Registrant)

Dated: March 20, 2012	BY:	/s/ Gregg D. Adzema
Gregg D. Adzema
Executive Vice President and Chief Financial Officer (Duly Authorized Officer)