Form 10-Q
period 2012-03-31
COUSINS PROPERTIES INC
filed 2012-05-09
CIK 25232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 4, 2012
Common Stock, $1 par value per share	104,136,315 shares

FORWARD-LOOKING STATEMENTS

Certain matters contained in this report are “forward-looking statements” within the meaning of the federal securities laws and are subject to uncertainties and risks, as itemized in Item 1A included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011. These forward-looking statements include information about possible or assumed future results of the Company's business and the Company's financial condition, liquidity, results of operations, plans and objectives. They also include, among other things, statements regarding subjects that are forward-looking by their nature, such as:
•the Company's business and financial strategy;
•the Company's ability to obtain future financing arrangements;
•future investments and future dispositions of assets;
•the Company's understanding of its competition and its ability to compete effectively;
•projected operating results;
•market and industry trends;
•estimates relating to future distributions;
•projected capital expenditures; and
•interest rates.
The forward-looking statements are based upon management's beliefs, assumptions and expectations of the Company's future performance, taking into account information currently available. These beliefs, assumptions and expectations may change as a result of many possible events or factors, not all of which are known. If a change occurs, the Company's business, financial condition, liquidity and results of operations may vary materially from those expressed in forward-looking statements. Actual results may vary from forward-looking statements due to, but not limited to, the following:

•	availability and terms of capital and financing, both to fund operations and to refinance indebtedness as it matures;

•	failure of purchase, sale or other contracts to ultimately close;

•	the availability of buyers and adequate pricing with respect to the disposition of assets, including certain residential and land holdings relating to the Company's change in strategy;

•	risks and uncertainties related to national and local economic conditions, the real estate industry in general and in specific markets, and the commercial and residential markets in particular;

•	changes in the Company's business and financial strategy and/or continued adverse market and economic conditions requiring the recognition of impairment losses;

•
leasing risks, including the inability to obtain new tenants or renew expiring tenants on favorable terms, or at all, and the ability to lease newly developed, recently acquired or current vacant space;

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

PART I — FINANCIAL INFORMATION
Item 1.    Financial Statements.
COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share and per share amounts)

	March 31, 2012	December 31, 2011
	(unaudited)
ASSETS
PROPERTIES:
Operating properties, net of accumulated depreciation of $300,260 and $289,473 in 2012 and 2011, respectively	$854,179	$884,652
Operating property held for sale, net of accumulated depreciation of $2,522 in 2012	7,743	—
Projects under development	15,008	11,325
Land held	54,132	54,132
Residential lots	12,657	13,195
Other	637	637
Total properties	944,356	963,941

CASH AND CASH EQUIVALENTS	4,002	4,858
RESTRICTED CASH	4,122	4,929
NOTES AND OTHER RECEIVABLES, net of allowance for doubtful accounts of $2,738 and $5,100 in 2012 and 2011, respectively	48,864	48,500
INVESTMENT IN UNCONSOLIDATED JOINT VENTURES	141,180	160,587
OTHER ASSETS	57,110	52,720

TOTAL ASSETS	$1,199,634	$1,235,535

LIABILITIES AND EQUITY
NOTES PAYABLE	$529,168	$539,442
ACCOUNTS PAYABLE AND ACCRUED LIABILITIES	30,936	36,075
DEFERRED GAIN	3,921	3,980
DEPOSITS AND DEFERRED INCOME	15,263	15,880
TOTAL LIABILITIES	579,288	595,377

COMMITMENTS AND CONTINGENT LIABILITIES

REDEEMABLE NONCONTROLLING INTERESTS	295	2,763

STOCKHOLDERS’ INVESTMENT:
Preferred stock, 20,000,000 shares authorized, $1 par value:
7.75% Series A cumulative redeemable preferred stock, $25 liquidation preference; 2,993,090 shares issued and outstanding in 2012 and 2011	74,827	74,827
7.50% Series B cumulative redeemable preferred stock, $25 liquidation preference; 3,791,000 shares issued and outstanding in 2012 and 2011	94,775	94,775
Common stock, $1 par value, 250,000,000 shares authorized, 107,709,513 and 107,272,078 shares issued in 2012 and 2011, respectively	107,710	107,272
Additional paid-in capital	687,809	687,835
Treasury stock at cost, 3,570,082 shares in 2012 and 2011	(86,840)	(86,840)
Distributions in excess of cumulative net income	(291,976)	(274,177)
TOTAL STOCKHOLDERS’ INVESTMENT	586,305	603,692

Nonredeemable noncontrolling interests	33,746	33,703
TOTAL EQUITY	620,051	637,395

TOTAL LIABILITIES AND EQUITY	$1,199,634	$1,235,535

See accompanying notes.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2012	2011
REVENUES:
Rental property revenues	$37,183	$32,679
Fee income	2,856	3,385
Third party management and leasing revenues	4,711	4,088
Multi-family residential unit sales	—	4,657
Residential lot sales	949	165
Other	1,465	513
	47,164	45,487
COSTS AND EXPENSES:
Rental property operating expenses	14,419	12,886
Third party management and leasing expenses	4,300	4,093
Multi-family residential unit cost of sales	—	2,500
Residential lot and outparcel cost of sales	564	69
General and administrative expenses	6,623	7,400
Interest expense	6,268	7,544
Reimbursed expenses	1,376	1,512
Depreciation and amortization	14,136	12,113
Impairment losses	12,233	3,508
Separation expenses	213	101
Other	698	862
	60,830	52,588
LOSS ON EXTINGUISHMENT OF DEBT	(94)	—
LOSS FROM CONTINUING OPERATIONS BEFORE TAXES, UNCONSOLIDATED JOINT VENTURES AND SALE OF INVESTMENT PROPERTIES	(13,760)	(7,101)
(PROVISION) BENEFIT FOR INCOME TAXES FROM OPERATIONS	(27)	64
INCOME FROM UNCONSOLIDATED JOINT VENTURES	2,186	2,496
LOSS FROM CONTINUING OPERATIONS BEFORE GAIN ON SALE OF INVESTMENT PROPERTIES	(11,601)	(4,541)
GAIN ON SALE OF INVESTMENT PROPERTIES	57	59
LOSS FROM CONTINUING OPERATIONS	(11,544)	(4,482)

INCOME FROM DISCONTINUED OPERATIONS:
Income from discontinued operations	104	817
Gain (loss) on sale of discontinued investment properties	86	(384)
	190	433
NET LOSS	(11,354)	(4,049)
NET LOSS (INCOME) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	1,469	(581)
NET LOSS ATTRIBUTABLE TO CONTROLLING INTEREST	(9,885)	(4,630)
DIVIDENDS TO PREFERRED STOCKHOLDERS	(3,227)	(3,227)

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(13,112)	$(7,857)

PER COMMON SHARE INFORMATION — BASIC AND DILUTED:
Loss from continuing operations attributable to controlling interest	$(0.13)	$(0.08)
Income from discontinued operations	—	—
Net loss available to common stockholders	$(0.13)	$(0.08)

WEIGHTED AVERAGE SHARES — BASIC AND DILUTED	104,000	103,515

DIVIDENDS DECLARED PER COMMON SHARE	$0.045	$0.045
See accompanying notes.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
Three Months Ended March 31, 2012 and 2011
(unaudited, in thousands)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Treasury Stock	Distributions in Excess of Net Income	Stockholders’ Investment	Nonredeemable Noncontrolling Interests	Total Equity
Balance December 31, 2011	$169,602	$107,272	$687,835	$(86,840)	$(274,177)	$603,692	$33,703	$637,395

Net income (loss)	—	—	—	—	(9,885)	(9,885)	571	(9,314)
Common stock issued pursuant to:
Restricted stock grants, net of amounts withheld for income taxes	—	441	(612)	—	—	(171)	—	(171)
Amortization of stock options and restricted stock, net of forfeitures	—	(3)	586	—	—	583	—	583
Distributions to noncontrolling interests	—	—	—	—	—	—	(528)	(528)
Cash preferred dividends paid	—	—	—	—	(3,227)	(3,227)	—	(3,227)
Cash common dividends paid	—	—	—	—	(4,687)	(4,687)	—	(4,687)
Balance March 31, 2012	$169,602	$107,710	$687,809	$(86,840)	$(291,976)	$586,305	$33,746	$620,051

Balance December 31, 2010	$169,602	$106,962	$684,551	$(86,840)	$(114,196)	$760,079	$32,772	$792,851
Net income (loss)	—	—	—	—	(4,630)	(4,630)	620	(4,010)
Common stock issued pursuant to:
Restricted stock grants, net of amounts withheld for income taxes	—	243	(260)	—	—	(17)	—	(17)
Amortization of stock options and restricted stock, net of forfeitures	—	(4)	683	—	—	679	—	679
Change in fair value of redeemable noncontrolling interests	—	—	54	—	—	54	—	54
Distributions to noncontrolling interests	—	—	—	—	—	—	(590)	(590)
Cash preferred dividends paid	—	—	—	—	(3,227)	(3,227)	—	(3,227)
Cash common dividends paid	—	—	—	—	(4,653)	(4,653)	—	(4,653)
Balance March 31, 2011	$169,602	$107,201	$685,028	$(86,840)	$(126,706)	$748,285	$32,802	$781,087
See accompanying notes.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended
	March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,354)	$(4,049)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss (gain) on sale of investment properties, net	(143)	325
Loss on extinguishment of debt	94	—
Impairment loss	12,233	3,508
Depreciation and amortization	14,256	13,539
Amortization of deferred financing costs	235	536
Stock-based compensation	583	679
Effect of recognizing rental revenues on a straight-line or market basis	(1,482)	(1,500)
Income from unconsolidated joint ventures	(2,186)	(2,496)
Operating distributions from unconsolidated joint ventures	1,550	2,430
Residential lot and multi-family cost of sales, net of closing costs paid	538	2,325
Residential lot development expenditures	—	(435)
Changes in other operating assets and liabilities:
Change in other receivables and other assets	(306)	(258)
Change in accounts payable and accrued liabilities	(3,796)	(5,421)
Net cash provided by operating activities	10,222	9,183

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from investment property sales	—	21,543
Property acquisition, development and tenant asset expenditures	(8,039)	(7,667)
Investment in unconsolidated joint ventures	(4,483)	(839)
Distributions from unconsolidated joint ventures	24,098	3,602
Collection of notes receivable	212	36
Change in other assets	(1,176)	(1,451)
Change in restricted cash	807	(496)
Net cash provided by investing activities	11,419	14,728

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facility	239,500	12,600
Repayments of credit facility	(350,750)	(24,300)
Proceeds from notes payable and construction facilities	102,191	—
Repayment of notes payable	(1,215)	(986)
Payment of loan issuance costs	(3,353)	—
Common stock issuance costs	—	(14)
Common dividends paid	(4,687)	(4,653)
Preferred dividends paid	(3,227)	(3,227)
Distributions to noncontrolling interests	(956)	(5,833)
Net cash used in financing activities	(22,497)	(26,413)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(856)	(2,502)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,858	7,599
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,002	$5,097

INTEREST PAID, NET OF AMOUNTS CAPITALIZED	$6,606	$6,580
INCOME TAXES REFUNDED	$—	$53

See accompanying notes.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(Unaudited)

1. BASIS OF PRESENTATION
The consolidated financial statements included herein include the accounts of Cousins Properties Incorporated (“Cousins”) and its consolidated subsidiaries, including Cousins Real Estate Corporation and its subsidiaries (“CREC”). All of the entities included in the consolidated financial statements are hereinafter referred to collectively as the “Company.”
The Company develops, acquires, manages and owns primarily office and retail real estate properties. Cousins has elected to be taxed as a real estate investment trust (“REIT”) and intends to, among other things, distribute 100% of its federal taxable income to stockholders, thereby eliminating any liability for federal income taxes under current law. Therefore, the results included herein do not include a federal income tax provision for Cousins. CREC operates as a taxable REIT subsidiary and is taxed separately from Cousins as a C-Corporation. Accordingly, if applicable, the Statements of Operations include a provision for, or benefit from, CREC's income taxes.
The condensed consolidated financial statements are unaudited and were prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, these financial statements reflect all adjustments necessary (which adjustments are of a normal and recurring nature) for the fair presentation of the Company's financial position as of March 31, 2012 and the results of operations for the three months ended March 31, 2012 and 2011. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of results expected for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011. The accounting policies employed are substantially the same as those shown in Note 2 to the consolidated financial statements included in such Form 10-K.
2. NOTES PAYABLE, INTEREST EXPENSE AND COMMITMENTS AND CONTINGENCIES
The following table summarizes the terms and amounts of the Company’s notes payable outstanding at March 31, 2012 and December 31, 2011 ($ in thousands):

Description	Interest Rate		Term/Amortization Period (Years)	Maturity	March 31, 2012	December 31, 2011
Terminus 100 mortgage note	5.25%		12/30	1/1/2023	$137,687	$138,194
The American Cancer Society Center mortgage note	6.45%		10/30	9/1/2017	135,295	135,650
191 Peachtree Tower mortgage note (interest only until May 1, 2016)	3.35%		6.5/30	10/1/2018	100,000	—
Credit Facility, unsecured (see discussion below)	1.84%		4/N/A	2/28/2016	87,000	198,250
Meridian Mark Plaza mortgage note	6.00%		10/30	8/1/2020	26,466	26,554
100/200 North Point Center East mortgage note (see discussion below)	5.39%		5/30	6/1/2012	24,386	24,478
The Points at Waterview mortgage note	5.66%		10/25	1/1/2016	15,977	16,135
Mahan Village LLC construction facility	1.89%	(1)	3/N/A	9/12/2014	2,192	1
Callaway Gardens	4.13%		N/A	11/18/2013	165	180
					$529,168	$539,442
(1) The Company may select from two interest rate options, as defined in the loan agreement, which are based on floating-rate indices plus a spread. The rate at March 31, 2012 was LIBOR plus 1.65%.
Credit Facility
On February 28, 2012, the Company amended its $350 million senior unsecured line of credit by entering into the Second Amended and Restated Credit Agreement (the “New Facility”), which replaced the Amended and Restated Credit Agreement dated August 29, 2007, as amended (the “Existing Facility"). The New Facility amends the Existing Facility by, among other things, extending the maturity date from August 29, 2012 to February 28, 2016, with an additional one-year extension option upon certain conditions and with the payment of a fee. It also adds an accordion feature permitting the amount available to increase by up to $150 million, under certain conditions and in specified increments, for a total available of $500 million.
The New Facility contains financial covenants that require, among other things, the maintenance of an unencumbered interest coverage ratio of at least 2.00; a fixed charges coverage ratio of at least 1.40, increasing to 1.50 during any extension period; and maximum leverage of no more than 60%.
The New Facility also reduces the Company's interest rate spreads on borrowings as compared to the Existing Facility. The Company may borrow funds at an interest rate, at its option, calculated as either (1) the current Eurodollar rate plus the applicable spread as detailed below or (2) the greater of Bank of America's prime rate, the Federal Funds Rate plus 0.50% or the one-month Eurodollar Rate plus 1.0% (the “Base Rate”), plus the applicable spread as detailed below. The Company also pays a fee on the total commitment under the New Facility. The pricing spreads and the Facility Fee under the New Facility are as follows:

Leverage Ratio	Applicable % for Eurodollar Rate	Applicable % for Base Rate	Facility Fee %

≤ 40%	1.50%	0.50%	0.20%
>40% but ≤ 50%	1.60%	0.60%	0.25%
>50% but ≤ 55%	1.90%	0.90%	0.35%
>55% but ≤ 60%	2.10%	1.10%	0.40%
The Company selected the Eurodollar rate for interest calculation purposes in March 2012, and the applicable spread at March 31, 2012 was 1.6%.
Other Debt Activity
On March 28, 2012, the Company entered into a $100 million mortgage note payable secured by 191 Peachtree Tower, a 1.2 million square foot office building in Atlanta, Georgia. The interest rate is 3.35% and interest-only payments are due monthly through May 1, 2016, followed by monthly principal and interest payments through October 1, 2018, the maturity date.
In April 2012, the Company prepaid the 10/200 North Point Center East mortgage note in full, without penalty, using proceeds from the Credit Facility.
Fair Value
At March 31, 2012 and December 31, 2011, the estimated fair values of the Company's notes payable were approximately $553.3 million and $568.5 million, respectively, calculated by discounting future cash flows using estimated rates at which similar loans could have been obtained at those respective dates. This fair value calculation is considered to be a Level 2 calculation under the guidelines as set forth in ASC 820, “Fair Value Measurements and Disclosures,” as the Company utilizes estimates of market rates for similar type loans from third party brokers.
Other Information
For the three months ended March 31, 2012 and 2011, interest expense was as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Total interest incurred	$6,694	$7,544
Interest capitalized	(426)	—
Total interest expense	$6,268	$7,544
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
At March 31, 2012, the Company had outstanding letters of credit and performance bonds totaling $5.3 million. As a lessor, the Company has $12.9 million in future obligations under leases to fund tenant improvements and other funding commitments as of March 31, 2012. As a lessee, the Company has future obligations under ground and office leases of approximately $16.2 million at March 31, 2012.

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
3. EARNINGS PER SHARE
Net income (loss) per share-basic is calculated as net income (loss) available to common stockholders divided by the weighted average number of common shares outstanding during the period, including nonvested restricted stock which has nonforfeitable dividend rights. Net income (loss) per share-diluted is calculated as net income (loss) available to common stockholders divided by the diluted weighted average number of common shares outstanding during the period. Diluted weighted average number of common shares uses the same weighted average share number as in the basic calculation and adds the potential dilution that would occur if stock options (or any other contracts to issue common stock) were exercised and resulted in additional common shares outstanding, calculated using the treasury stock method. The numerator is reduced for the effect of preferred dividends in both the basic and diluted net income (loss) per share calculations. Weighted average shares-basic and diluted for the three months ending March 31, 2012 and 2011 are as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Weighted average shares — basic	104,000	103,515
Dilutive potential common shares — stock options	—	—
Weighted average shares — diluted	104,000	103,515
Stock options are dilutive when the average market price of the Company's stock during the period exceeds the option exercise price. However, in periods where the Company is in a net loss position, the dilutive effect of stock options is not included in the diluted weighted average shares total.
Anti-dilutive stock options represent stock options which are outstanding but which are not exercisable during the period because the exercise price exceeded the average market value of the Company's stock. These anti-dilutive stock options are not included in the current calculation of dilutive weighted average shares, but could be dilutive in the future. Total weighted average anti-dilutive stock options for each of the periods are as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Anti-dilutive options	5,026	6,612
4. STOCK-BASED COMPENSATION
The Company has several types of stock-based compensation - stock options, restricted stock, long-term incentive awards and restricted stock units (“RSUs”) - which are described, as well as the accounting treatment, in Note 6 of “Notes to Consolidated Financial Statements” in the Company's Annual Report on Form 10-K for the year ended December 31, 2011. The expense related to certain stock-based compensation awards is fixed. The expense related to other awards fluctuates from period to period dependent, in part, on the Company's stock price. For the quarters ended March 31, 2012 and 2011, the Company recorded net stock-based compensation expense of $1.4 million and $1.2 million, respectively.
In the first quarter of 2012, the Company made restricted stock grants of 255,328 shares to key employees, which vest ratably over a three-year period. In addition, the Company awarded two types of performance-based RSUs to key employees based on the following performance metrics: (1) Total Stockholder Return of the Company, as defined, as compared to the companies in the SNL US REIT Office index (“TSR SNL RSUs”), and (2) the ratio of cumulative funds from operations per share to targeted cumulative funds from operations per share (“FFO RSUs”). The performance period for both awards is January 1,

2012 to December 31, 2014, and the targeted units awarded of TSR SNL RSUs and FFO RSUs is 159,640 and 100,571, respectively. The ultimate payout of these awards can range from 0% to 200% of the targeted number of units depending on the achievement of the performance metrics described above. Both of these types of RSUs cliff vest on February 15, 2015 and are dependent upon the attainment of required service and performance criteria. The number of RSUs vesting will be determined at that date, and the payout per unit will be equal to the average closing price on each trading day during the 30-day period ending on December 31, 2014. The TSR SNL RSUs are expensed using a quarterly Monte Carlo valuation over the vesting period. The FFO RSUs are expensed over the vesting period using the fair market value of the Company's stock at the reporting date multiplied by the anticipated number of units to be paid based on the current estimate of what the ratio is expected to be upon vesting.
Also in the first quarter of 2012, the Company made a special grant of restricted stock of 208,333 shares to its chief executive officer, which vests ratably over a three-year period. Additionally, the Company issued performance-based RSUs to the chief executive officer. The targeted number of units awarded is 281,532. The payout of these awards can range from 0% to 150% depending on the Total Stockholder Return of the Company, as defined on an absolute basis, and compared to the total stockholder return for the companies in the SNL US REIT Office Index. The performance period of the awards is from January 1, 2012 to December 31, 2016 with interim performance measurement dates at each of the third, fourth and fifth anniversaries. To the extent that the Company has attained the defined performance goals at the end each of these periods, one-third of the units may be credited after each of the third and fourth anniversaries, with the balance credited at the end of the fifth anniversary, and to be awarded subject to continuous employment on the fifth anniversary. The RSU award is expensed using a quarterly Monte Carlo valuation over the vesting period. The number of RSUs vesting will be determined at the fifth anniversary date of the grant, and the cash payout per unit will be equal to the average closing price on each trading day during the 30-day period ending with such date.
5. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES
The Company describes its investments in unconsolidated joint ventures in Note 4 of “Notes to Consolidated Financial Statements” in its Annual Report on Form 10-K for the year ended December 31, 2011. The following table summarizes balance sheet data of the Company's unconsolidated joint ventures as of March 31, 2012 and December 31, 2011 (in thousands):

	Total Assets		Total Debt		Total Equity		Company’s Investment
SUMMARY OF FINANCIAL POSITION:	2012	2011	2012	2011	2012	2011	2012		2011
CP Venture IV Holdings LLC	$298,398	$301,352	$35,880	$36,031	$253,110	$255,881	$14,452		$14,694
Charlotte Gateway Village, LLC	145,642	146,854	79,472	83,097	64,456	62,423	10,324		10,333
Palisades West LLC	125,638	124,588	—	—	83,132	81,635	43,348		42,616
CF Murfreesboro Associates	123,897	125,668	97,931	98,922	24,781	24,810	14,359		14,421
CP Venture LLC entities	102,165	102,178	—	—	99,385	99,942	3,284		3,343
MSREF/ Cousins Terminus 200 LLC	97,828	92,421	74,631	68,562	19,628	17,967	3,925		3,593
Cousins Watkins LLC	55,697	56,096	28,492	28,571	26,516	26,893	16,517		16,321
EP I LLC	44,743	33,343	5,438	1	33,123	29,137	27,978		24,827
Crawford Long - CPI, LLC	31,659	32,739	47,261	47,631	(16,968)	(16,137)	(7,294)	*	(6,873)	*
Ten Peachtree Place Associates	23,917	22,523	25,988	26,192	(2,419)	(4,145)	(2,813)	*	(3,679)	*
Wildwood Associates	21,224	21,224	—	—	21,185	21,221	(1,658)	*	(1,639)	*
Temco Associates, LLC	8,540	23,653	2,750	2,787	5,567	20,646	2,772		7,363
CL Realty, L.L.C.	7,497	44,481	—	1,056	7,289	42,932	3,644		22,413
TRG Columbus Development Venture, Ltd.	2,450	2,450	—	—	1,860	1,857	30		31
Terminus 200 LLC	789	789	—	—	789	789	—		—
Pine Mountain Builders, LLC	267	429	—	—	92	153	547		632
	$1,090,351	$1,130,788	$397,843	$392,850	$621,526	$666,004	$129,415		$148,396
*Negative balances are included in Deposits and Deferred Income on the Balance Sheets.
The following table summarizes statement of operations information of the Company's unconsolidated joint ventures for the three months ended March 31, 2012 and 2011 (in thousands):

	Total Revenues		Net Income (Loss)		Company's Share of Income (Loss)
SUMMARY OF OPERATIONS:	2012	2011	2012	2011	2012	2011
CP Venture IV Holdings LLC	$7,533	$7,727	$749	$905	$241	$263
Charlotte Gateway Village, LLC	8,016	8,045	2,336	2,118	294	294
Palisades West LLC	4,106	4,030	1,497	1,456	717	711
CF Murfreesboro Associates	3,327	3,428	(28)	113	(81)	(5)
CP Venture LLC entities	4,814	4,826	2,594	2,504	268	259
MSREF/ Cousins Terminus 200 LLC	2,973	938	(362)	(1,159)	(73)	(232)
Cousins Watkins LLC	1,235	1,213	45	21	610	594
EP I LLC	—	—	71	—	53	—
Crawford Long - CPI, LLC	2,944	2,937	669	544	334	272
Ten Peachtree Place Associates	1,713	1,931	392	300	199	154
Wildwood Associates	—	—	(37)	(47)	(18)	(24)
Temco Associates, LLC	440	59	(57)	(204)	(233)	(103)
CL Realty, L.L.C.	1,667	1,662	551	657	(39)	313
TRG Columbus Development Venture, Ltd.	9	12	3	—	(1)	17
Pine Mountain Builders, LLC	—	1,064	(60)	(40)	(85)	(17)
	$38,777	$37,872	$8,363	$7,168	$2,186	$2,496
In March 2012, CL Realty, L.L.C. and Temco Associates, LLC sold its interests in 18 residential development projects and related residential land to Forestar Realty Inc., its partner in both ventures. The Company's share of the proceeds from the sale was approximately $23.5 million.
In March 2012, the Ten Peachtree Place Associates joint venture entered into a contract to sell the Ten Peachtree Place office building in Atlanta, Georgia. The sale is scheduled to close in the second quarter of 2012 at a gain.
6. OTHER ASSETS
Other Assets on the Balance Sheets as of March 31, 2012 and December 31, 2011 included the following (in thousands):

	March 31, 2012	December 31, 2011
Lease inducements, net of amortization of of $3,991 and $3,696 in 2012 and 2011, respectively	$12,016	$12,219
Investment in Verde Realty	5,868	5,868
FF&E and leasehold improvements, net of accumulated depreciation of $18,223 and $17,814 in 2012 and 2011, respectively	4,806	4,736
Loan closing costs, net of accumulated amortization of $1,415 and $4,026 in 2012 and 2011, respectively	4,459	1,435
Prepaid expenses and other assets	3,842	2,168
Predevelopment costs and earnest money	1,277	581
Intangible Assets:
In-place leases, net of accumulated amortization of $3,532 and $2,833 in 2012 and 2011, respectively	15,443	16,144
Goodwill	5,155	5,155
Above market leases, net of accumulated amortization of $9,106 and $8,845 in 2012 and 2011, respectively	4,244	4,414
	$57,110	$52,720

Investment in Verde Realty relates to a cost method investment in a privately-held real estate investment trust. Goodwill relates entirely to the Office reportable segment. As office assets are sold, either by the Company or by joint ventures in which the Company has an ownership interest, a portion of goodwill is written off to the cost of each sale. There were no changes to goodwill during the 2012 or 2011 quarterly periods ending March 31.
7. NONCONTROLLING INTERESTS
The Company consolidates various joint ventures that are involved in the ownership and/or development of real estate. The accounting for the partners' share of the entity, some of which contain required redemption clauses, is described in Note 12 of

“Notes to Consolidated Financial Statements” in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.
In the first quarter 2012, the Company recorded an impairment loss related to The Avenue Collierville, which is owned in a consolidated entity where the noncontrolling partner has a redemption clause. The noncontrolling partner's share of this impairment loss was $2.0 million as reflected in the tables below. See Note 9 herein for additional information.
The following table details the components of Redeemable Noncontrolling Interests in consolidated entities for the three months ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended March 31,
	2012	2011

Beginning Balance	$2,763	$14,289
Net loss attributable to redeemable noncontrolling interests	(2,040)	(39)
Distributions to redeemable noncontrolling interests	(428)	(5,243)
Change in fair value of redeemable noncontrolling interests	—	(54)
Ending Balance	$295	$8,953
The following reconciles the net income or loss attributable to noncontrolling interests as shown in the Statements of Equity, which only includes nonredeemable interests, to the net income or loss attributable to noncontrolling interests as shown in the Statements of Operations, which includes both redeemable and nonredeemable interests, for the three months ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended March 31,
	2012	2011
Net income attributable to nonredeemable noncontrolling interests	$(571)	$(620)
Net loss attributable to redeemable noncontrolling interests	2,040	39
Net loss (income)	$1,469	$(581)
8. REPORTABLE SEGMENTS
The Company has five reportable segments: Office, Retail, Land, CPS Third Party Management and Leasing, and Other. These reportable segments represent an aggregation of operating segments reported to the Chief Operating Decision Maker based on similar economic characteristics that include the type of product and the nature of service. Each segment includes both consolidated operations and joint ventures. The Office and Retail segments show the results for that product type. For these two segments, net operating income is calculated as rental property revenues less rental property operating expenses. The Land segment includes results of operations for certain land holdings and single-family residential communities that are sold as developed lots to homebuilders. Fee income and related expenses for the third party-owned properties which are managed or leased by the Company's CPS subsidiary are included in the CPS Third Party Management and Leasing segment. In prior years, the Company had an additional segment, the For-Sale Multi-Family Residential Unit segment, which included results of operations for the development and sale of multi-family real estate projects. The Company has sold substantially all of its multi-family residential units, and this line of business is no longer considered to be a separate reporting segment. The 2011 results for this segment are included in Other. The Other segment also includes:

•	fee income for third party owned and joint venture properties, other than those managed by CPS, for which the Company performs management, development and leasing services;

•	compensation for corporate employees, other than those in the CPS Third Party Management and Leasing segment;

•
general corporate overhead costs, interest expense for consolidated entities (as financing decisions are made at the corporate level, with the exception of joint venture interest expense, which is included in joint venture results in the respective segment);

•	income attributable to noncontrolling interests;

•	income taxes;

•	depreciation;

•	preferred dividends; and

•	operations of the Industrial properties, which were sold in 2011.
Company management evaluates the performance of its reportable segments in part based on funds from operations available to common stockholders (“FFO”). FFO is a supplemental operating performance measure used in the real estate industry. The Company calculated FFO using the National Association of Real Estate Investment Trusts' (“NAREIT”) definition of FFO, which is net income (loss) available to common stockholders (computed in accordance with GAAP), excluding extraordinary items, cumulative effect of change in accounting principle and gains or losses on sale of or impairment losses on depreciable property, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures to reflect FFO on the same basis.
FFO is used by industry analysts, investors and the Company as a supplemental measure of a REIT's operating performance. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, many industry investors and analysts have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. Thus, NAREIT created FFO as a supplemental measure of a REIT's operating performance that excludes historical cost depreciation, among other items, from GAAP net income. Management believes the use of FFO, combined with the required primary GAAP presentations, has been fundamentally beneficial, improving the understanding of operating results of REITs among the investing public and making comparisons of REIT operating results more meaningful. Company management evaluates operating performance in part based on FFO. Additionally, the Company uses FFO, along with other measures, as a performance measure for incentive compensation to its officers and other key employees.
Segment net income, the balance of the Company's investment in joint ventures and the amount of capital expenditures are not presented in the following tables. Management does not utilize these measures when analyzing its segments or when making resource allocation decisions, and therefore this information is not provided. FFO is reconciled to net income (loss) on a total Company basis (in thousands):

Three Months Ended March 31, 2012	Office	Retail	Land	CPS Third Party Management and Leasing	Other	Total
Net operating property income, including discontinued operations	$16,937	$6,050	$—	$—	$1	$22,988
Fee income, net of reimbursed expenses	—	—	—	2,409	1,480	3,889
Residential lot sales, net of cost of sales	—	—	385	—	—	385
Other income	—	192	—	—	1,273	1,465
Third party management and leasing expenses	—	—	—	(1,998)	—	(1,998)
General and administrative expenses	—	—	—	—	(6,623)	(6,623)
Interest expense	—	—	—	—	(6,268)	(6,268)
Depreciation and amortization of non-real estate assets	—	—	—	—	(364)	(364)
Separation expenses	—	—	—	—	(213)	(213)
Other expenses	—	—	—	—	(698)	(698)
Loss on extinguishment of debt	—	—	—	—	(94)	(94)
Funds from operations from unconsolidated joint ventures	3,053	2,152	(358)	—	—	4,847
Income attributable to noncontrolling interests	—	—	—	—	(574)	(574)
Provision for income taxes from operations	—	—	—	—	(27)	(27)
Preferred stock dividends	—	—	—	—	(3,227)	(3,227)
Funds from operations available to common stockholders	$19,990	$8,394	$27	$411	$(15,334)	$13,488

Real estate depreciation and amortization, including Company's share of joint ventures						(16,553)
Impairment loss on depreciable investment property						(12,233)
Noncontrolling interest related to gain on sale of depreciable investment property						2,043
Gain on sale of depreciable investment properties						143
Net loss available to common stockholders						$(13,112)

Three Months Ended March 31, 2011	Office	Retail	Land	CPS Third Party Management and Leasing	Other	Total
Net operating property income, including discontinued operations	$15,250	$5,737	$—	$—	$1,049	$22,036
Fee income, net of reimbursed expenses	—	—	—	1,840	1,873	3,713
Residential lot, outparcel and multi-family unit sales, net of cost of sales	—	50	46	—	2,157	2,253
Other income	371	24	—	—	118	513
Third party management and leasing expenses	—	—	—	(1,845)	—	(1,845)
General and administrative expenses	—	—	—	—	(7,400)	(7,400)
Interest expense	—	—	—	—	(7,544)	(7,544)
Impairment loss	—	—	—	—	(3,508)	(3,508)
Depreciation and amortization of non-real estate assets	—	—	—	—	(563)	(563)
Separation expenses	—	—	—	—	(101)	(101)
Other expenses	—	—	—	—	(862)	(862)
Funds from operations from unconsolidated joint ventures	2,721	2,241	195	—	17	5,174
Income attributable to noncontrolling interests	—	—	—	—	(581)	(581)
Benefit for income taxes from operations	—	—	—	—	64	64
Preferred stock dividends	—	—	—	—	(3,227)	(3,227)
Funds from operations available to common stockholders	$18,342	$8,052	$241	$(5)	$(18,508)	$8,122

Real estate depreciation and amortization, including Company's share of joint ventures						(15,654)
Loss on sale of depreciable investment properties, net of gains						(325)
Net loss available to common stockholders						$(7,857)

When reviewing the results of operations for the Company, management analyzes the following revenue and income items net of their related costs:
•Rental property operations, including discontinued;
•Reimbursements of third-party and joint venture personnel costs;
•Residential lots, tracts and outparcel sales;
•Multi-family unit sales; and
•Gains or losses on sales of investment properties.
These amounts are shown in the segment tables above in the same “net” manner as shown to management. Certain adjustments are required to reconcile the above segment information to the Company's consolidated revenues, including adjusting for gains on sales of investment properties, as these gains are not presented within revenues in the Statements of Operations. The following table reconciles information presented in the tables above to the Company's consolidated revenues (in thousands):

	Three Months Ended March 31,
	2012	2011
Net operating property income, including discontinued operations	$22,988	$22,036
Plus rental property operating expenses	14,419	12,886
Fee income	3,889	3,713
Third party management and leasing expense reimbursements	2,302	2,248
Reimbursed expenses	1,376	1,512
Residential lot and multi-family unit sales, net of cost of sales, including gain on sale of undepreciated investment properties	385	2,253
Plus residential lot, multi-family unit and outparcel cost of sales	564	2,569
Net operating income from discontinued operations not included in revenues	(224)	(2,243)
Other income	1,465	513
Total consolidated revenues	$47,164	$45,487
9. PROPERTY TRANSACTIONS AND INFORMATION

Discontinued Operations
Accounting rules require that the gains and losses from the disposition of certain real estate assets and related historical results of operations of certain disposed of or held-for-sale assets be included in a separate section, Discontinued Operations, in the Statements of Operations for all periods presented. In addition, assets and liabilities of held-for-sale properties, as defined, are required to be separately categorized on the Balance Sheet in the period that those properties are deemed held for sale.
In the first quarter 2012, the Company entered into a contract to sell Galleria 75, a 111,000 square foot office building in Atlanta, Georgia, which is anticipated to close in the second quarter of 2012 at a gain. This transaction met the requirements of a held-for-sale property, and, consequently, the assets of Galleria 75 were separately presented on the Balance Sheet at March 31, 2012 (there were no significant liabilities). In addition, the results of operations for each of the periods presented are included in Discontinued Operations on the accompanying Statements of Operations. In February 2011, the Company sold Jefferson Mill Business Park Building A, a 459,000 square foot industrial property in suburban Atlanta, Georgia, for $22.0 million, which met the criteria for presentation as a Discontinued Operation.
The components of Discontinued Operations and the gains and losses on property sales for the three months ended March 31, 2012 and 2011 are as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Rental property revenues	$309	$3,614
Rental property operating expenses	(85)	(1,371)
Depreciation and amortization	(120)	(1,426)
Income from discontinued operations	$104	$817

Gain (loss) on sale of investment properties:
Jefferson Mill Business Park Building A	$—	$(394)
Other	86	10
	$86	$(384)

Impairment Loss
In April 2012, the Company executed a contract and obtained management approval to sell The Avenue Collierville ("Collierville"), a 511,000 square foot retail center in suburban Memphis, Tennessee. Collierville is owned in a joint venture which the Company consolidates, with the partner's share of the venture recorded in redeemable noncontrolling interests on Balance Sheets. The cost basis of the project exceeded the contract sales price of approximately $55 million, and the Company recorded an impairment loss of $12.2 million in the first quarter of 2012 in order for the basis of Collierville to approximate the contract price. This impairment is considered to be a Level 3 under the fair value rules, as unobservable market inputs were used. The noncontrolling partner's share of the impairment loss was $2.0 million, which was recorded in Net Loss (Income) Attributable to Noncontrolling Interests in the 2012 Statement of Operations. The sale closed in the second quarter of 2012.

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
Cousins, CREC and their subsidiaries (collectively, the “Company”) develop, acquire, manage and own primarily office and retail real estate projects in Georgia, Texas and North Carolina. As of March 31, 2012, the Company's portfolio of real estate assets consisted of interests in 7.8 million square feet of office space, 4.8 million square feet of retail space, and two projects under development. The Company also had interests in both commercial and residential land tracts, as well as single-family lots in residential projects. The Company also provides leasing and/or management services to approximately 13 million square feet of office and retail space owned by third parties.
During the first quarter of 2012, the Company leased or renewed 179,000 square feet of office space and 136,000 square feet of retail space and its leasing percentage remained generally consistent with that of year end 2011. Over this period, there was flat to modest employment growth in the Company's Atlanta and North Carolina markets resulting in no significant increase in demand for office space and no significant increases in rental rates or reductions in concessions. By contrast, the Company's Texas markets have experienced lower unemployment and positive job growth since the first quarter of 2011. With respect to the Company's retail portfolio, tenant sales in its properties have increased and consumer confidence has improved overall. Management believes leasing economics may marginally improve as a result.
The Company made progress in the first quarter of 2012 in executing its strategy of simplification by selling and placing under contract a number of non-core assets. The Company closed the previously announced sale of its interest in 18 residential projects held in its residential joint ventures. Proceeds to the Company from this transaction were approximately $23.5 million. The Company executed a contract to sell Galleria 75 and, through a joint venture, executed a contract to sell Ten Peachtree Place. the Company expects these sales to close in the second quarter of 2012. In addition, subsequent to the end of the first quarter of 2012, the Company sold The Avenue Collierville for $55.0 million.
The Company also improved its balance sheet by amending and extending its $350 million credit facility during the quarter. In addition to extending the maturity date of the facility to 2016, the Company also reduced the spread over LIBOR it pays in interest under the facility. The Company also closed a 3.35%, fixed rate, $100 million mortgage note secured by the 191 Peachtree Tower building. The note matures in 2018 and is interest only until May 2016. Immediately following the end of the first quarter of 2012, the Company repaid in full, without penalty, its 5.39%, $24.4 million mortgage note secured by its 100 and 200 North Point Center East buildings. These financing transactions will reduce overall interest expense and extend the average maturities of the Company's debt.
During the first quarter, the Company made progress on the construction and pre-leasing of its two development projects and in re-positioning its recently acquired Promenade building. Management continues to seek additional investment opportunities that capitalize on its leasing, asset management and development core competencies.
Results of Operations:
Rental Property Revenues. Rental property revenues increased approximately $4.5 million (14%) in the three month 2012 period compared to the 2011 period due to:

•	Increase of $4.0 million due to the 2011 acquisition of the Promenade office building;

•	Increase of $700,000 at The Avenue Forsyth primarily due to an increase in the weighted average economic occupancy from 67% to 89% between the 2011 and 2012 periods; and

•	Decrease of $381,000 at 555 North Point Center East as a result of an decrease in average economic occupancy from 98% to 58% between the 2011 and 2012 periods.
Fee Income. The Company generates fee income generally through the leasing, management and development of properties owned by joint ventures in which the Company has an ownership interest and from certain other third party owners. Fee income decreased approximately $529,000 (16%) between the three month 2012 and 2011 periods, mainly due to a decrease in leasing fees of $221,000 from the MSREF/Terminus 200 LLC (“MSREF/T200”) venture.
Third Party Management and Leasing Revenues. Third party management and leasing revenues represent fees and expense reimbursements from the Company's wholly-owned subsidiary, Cousins Properties Services, which performs management and leasing services for certain third party owned office and retail properties. These revenues increased $623,000 (15%) between the three month 2012 and 2011 periods, primarily due to an increase in leasing. Leasing fees fluctuate based on the rollover activity at individual properties and the overall supply and demand for leased office and retail space within individual markets.

Multi-family Residential Unit Sales net of Cost of Sales. Multi-family residential unit sales, net of cost of sales, decreased $2.2 million between the three month 2012 and 2011 periods. In the 2011 period, the Company closed five condominium units at the 10 Terminus Place project. Revenue recognition has not occurred for two remaining units at this project, which are currently under contract with a late 2012 closing expected.
Residential Lot Sales net of Cost of Sales. Residential lot sales, net of cost of sales, increased approximately $300,000 due to an increase in residential lot sales between the three month 2012 and 2011 periods. There were no outparcel sales in the 2012 or 2011 periods.
Other Income. Other income increased $952,000 between the three month 2012 and 2011 periods. During the first quarter of 2012, the Company received $1.0 million from its partner in Glenmore Garden Villas, LLC (“Glenmore”), a joint venture which was formed to construct a townhome project in Charlotte, North Carolina. In 2010, the project was sold, the debt was partially repaid with proceeds from the sale, and the remaining guaranteed debt balance was repaid by the Company. In 2012, the Company received a reimbursement of $1.0 million from the partner for payments made on their behalf, which was recorded in Other Income.
Rental Property Operating Expenses. Rental property operating expenses increased $1.5 million (12%) between the three month 2012 and 2011 periods primarily due to the following:

•	Increase of $2.0 million as a result of the acquisition of Promenade in 2011;

•	Decrease of $313,000 at 191 Peachtree Tower, due to a decrease in property taxes and utilities between the periods; and

•	Decrease of $184,000 at The Avenue Collierville, due to lower bad debt and marketing expenses between the periods.
General and Administrative Expense (“G&A”). G&A expense decreased approximately $777,000 (11%) between the three month 2012 and 2011 periods, primarily as a result of the following:

•	Decrease of approximately $527,000 in salaries and benefits due to a decrease in employees between the periods; and

•	Decrease of $206,000 due to a decrease in professional fees between the periods.
Interest Expense. Interest expense decreased approximately $1.3 million (17%) in the three month 2012 and 2011 periods due to the following:

•	Decrease of approximately $976,000 resulting from the repayment of the 333/555 North Point Center East, 600 University Park Place and Lakeshore Park Plaza mortgage notes in 2011; and

•	Decrease of approximately $426,000 from increased capitalized interest, as the Company began capitalizing interest to two new development projects in the latter part of 2011.
Impairment Losses. In the first quarter 2012, the Company recorded an impairment loss of $12.2 million on The Avenue Collierville, as this property was placed under contract in April 2012 at a sales price less than its cost basis. In the first quarter of 2011, the Company recorded an impairment loss of $3.5 million on its investment in Verde Realty, a cost method investment in a privately-held real estate investment trust.
Depreciation and Amortization. Depreciation and amortization increased approximately $2.0 million (17%) between the 2012 and 2011 periods primarily due to the 2011 acquisition of the Promenade office building.
Income from Unconsolidated Joint Ventures. Income from unconsolidated joint ventures decreased approximately $310,000 (12%) in the three month 2012 period compared to the same 2011 period respectively, due to the following (all amounts discussed reflect the Company's share of joint venture income based on its ownership interest in each joint venture):

•
Decrease in income from CL Realty and Temco of approximately $482,000 between the three month 2012 and 2011 periods due to an increase in holding costs of approximately $200,000 in 2012 compared to 2011, and a decrease from CL Realty of approximately $200,000 from lower mineral rights revenues between the periods; and

•
Increase in income of approximately $159,000 between the three month 2012 and 2011 periods from MSREF/T200 due to an increase in the weighted average economic occupancy from 23% in 2011 to 87% in 2012.

Income from Discontinued Operations. Income from discontinued operations decreased $243,000 between the three month 2012 and 2011 periods. In the first quarter of 2012, the Company entered into a contract to sell Galleria 75, a 111,000 square foot office building in Atlanta, Georgia, expected to close in the second quarter of 2012. In February 2011, the Company sold Jefferson Mill Business Park Building A, a 459,000 square foot industrial property in suburban Atlanta, Georgia, for a sales price of $22.0 million and a capitalization rate of approximately 7%.  Capitalization rates are generally calculated by dividing projected annualized cash flows by the sales price.  The number, size and timing of the asset sales which qualify as discontinued operations change from period to period, causing the fluctuation of the amounts in discontinued operations.
Net Loss (Income) Attributable to Noncontrolling Interests. The Company consolidates certain entities and allocates the partner's share of those entities' results to Net Income Attributable to Noncontrolling Interests on the Statement of Operations. The noncontrolling interests' share of the Company's net loss increased $2.1 million between the 2012 and 2011 periods. As discussed above, the Company recorded an impairment loss at The Avenue Collierville, which is owned in a consolidated joint venture, and the noncontrolling interest's share of the loss was approximately $2.0 million.
Funds From Operations. The table below shows Funds from Operations Available to Common Stockholders (“FFO”) and the related reconciliation to net income (loss) available to common stockholders for the Company. The Company calculates FFO in accordance with the National Association of Real Estate Investment Trusts' ("NAREIT") definition, which is net income available to common stockholders (computed in accordance with GAAP), excluding extraordinary items, cumulative effect of change in accounting principle and gains or losses from sales of or impairment losses on depreciable property, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures to reflect FFO on the same basis.
FFO is used by industry analysts and investors as a supplemental measure of a REIT's operating performance. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, many industry investors and analysts have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. Thus, NAREIT created FFO as a supplemental measure of REIT operating performance that excludes historical cost depreciation, among other items, from GAAP net income. The use of FFO, combined with the required primary GAAP presentations, has been fundamentally beneficial, improving the understanding of operating results of REITs among the investing public and making comparisons of REIT operating results more meaningful. Company management evaluates operating performance in part based on FFO. Additionally, the Company uses FFO, along with other measures, as a performance measure for incentive compensation to its officers and other key employees. The reconciliation of net loss available to common stockholders to FFO is as follows for the three months ended March 31, 2012 and 2011 (in thousands, except per share information):

	Three Months Ended March 31,
	2012	2011
Net Loss Available to Common Stockholders	$(13,112)	$(7,857)
Depreciation and amortization:
Consolidated properties	14,136	12,113
Discontinued properties	120	1,426
Share of unconsolidated joint ventures	2,666	2,683
Depreciation of furniture, fixtures and equipment:
Consolidated properties	(364)	(563)
Share of unconsolidated joint ventures	(5)	(5)
Impairment loss on depreciable investment property, net of noncontrolling interest	10,190	—
Gain on sale of investment properties:
Consolidated	(57)	(59)
Discontinued properties	(86)	384
Funds From Operations Available to Common Stockholders	$13,488	$8,122

Per Common Share — Basic and Diluted:
Net Loss Available	$(0.13)	$(0.08)

Funds From Operations	$0.13	$0.08

Weighted Average Shares — Basic	104,000	103,515
Weighted Average Shares — Diluted	104,000	103,530

Liquidity and Capital Resources:
The Company's primary liquidity sources are:
•Net cash from operations;
•Borrowings under its Credit Facility;
•Sales of assets;
•Proceeds from mortgage notes payable;
•Proceeds from equity offerings; and

•Joint venture formations.
The Company's primary liquidity uses are:
•Payments of tenant improvements and other leasing costs;
•Principal and interest payments on debt obligations;
•Dividends to common and preferred stockholders;
•Corporate expenses;
•Property acquisitions; and
•Expenditures on predevelopment and development projects.
Financial Condition
During 2012 and 2011, the Company improved its financial position by reducing leverage, extending maturities, replacing higher cost mortgage notes with lower cost financing and modifying its Credit Facility, all of which increased overall financial flexibility. The Company expects to fund its current commitments over the next 12 months with net cash flows from operations, borrowings under its Credit Facility, borrowings under new or renewed mortgage loans and proceeds from the sale of assets. The Company amended its $350 million Credit Facility in the first quarter of 2012, extending the maturity from August 2012 to February 2016, with a one-year extension under certain situations and adding an accordion feature up to $500 million. The Company had a $24 million fixed-rate mortgage loan maturing in June 2012, which was prepaid in April 2012. There are no other significant maturities for the remainder of 2012.
The Company anticipates selling a significant number of residential projects and parcels of undeveloped land over the next several years, which is expected to provide cash proceeds, as well as reduce outlays previously anticipated to be needed in order to hold and/or develop these assets.
The Company may also seek additional capital to fund its activities that may include joint venture formation with third parties and/or the issuance of common or preferred equity. Relative to prior years, the Company's new investment commitments have decreased. The Company commenced two new development projects and acquired an operating office building in 2011. The Company could make additional acquisitions or commence new project developments during 2012, if opportunities arise. The Company also has commitments under current leases to fund tenant assets and anticipates incurring additional tenant costs in the remainder of 2012 based on lease-up expectations.
Contractual Obligations and Commitments
At March 31, 2012, the Company was subject to the following contractual obligations and commitments (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 years
Contractual Obligations:
Company debt:
Unsecured Credit Facility and construction facility	$89,192	$—	$2,192	$87,000	$—
Mortgage notes payable	439,976	28,756	9,785	25,834	375,601
Interest commitments (1)	160,422	23,214	46,084	40,999	50,125
Ground leases	15,488	107	221	233	14,927
Other operating leases	705	382	191	95	37
Total contractual obligations	$705,783	$52,459	$58,473	$154,161	$440,690
Commitments:
Estimated development commitments	$11,286	$10,270	$790	$226	$—
Unfunded tenant improvements and other	12,915	12,915	—	—	—
Letters of credit	2,105	2,105	—	—	—
Performance bonds	3,228	3,168	60	—	—
Total commitments	$29,534	$28,458	$850	$226	$—

(1)	Interest on variable rate obligations is based on rates effective as of March 31, 2012.

In addition, the Company has several standing or renewable service contracts mainly related to the operation of buildings. These contracts are in the ordinary course of business and are generally one year or less. These contracts are not included in the above table and are usually reimbursed in whole or in part by tenants.

Credit Facility
On February 28, 2012, the Company amended its $350 million senior unsecured line of credit by entering into the Second Amended and Restated Credit Agreement (the “New Facility”), which replaced the Amended and Restated Credit Agreement dated August 29, 2007, as amended (the “Existing Facility"). The New Facility amends the Existing Facility by, among other things, extending the maturity date from August 29, 2012 to February 28, 2016, with an additional one-year extension option upon certain conditions and with the payment of a fee. It also adds an accordion feature permitting the amount available to increase by up to $150 million, under certain conditions and in specified increments, for a total available of $500 million.
The New Facility contains financial covenants that require, among other things, the maintenance of an unencumbered interest coverage ratio of at least 2.00; a fixed charges coverage ratio of at least 1.40, increasing to 1.50 during any extension period; and maximum leverage of no more than 60%.
The New Facility also reduces the Company's interest rate spreads on borrowings as compared to the Existing Facility. The Company may borrow funds at an interest rate, at its option, calculated as either (1) the current Eurodollar rate plus the applicable spread as detailed below or (2) the greater of Bank of America's prime rate, the Federal Funds Rate plus 0.50% or the one-month Eurodollar Rate plus 1.0% (the “Base Rate”), plus the applicable spread as detailed below. The Company also pays a fee on the total commitment under the New Facility. The pricing spreads and the Facility Fee under the New Facility are as follows:

Leverage Ratio	Applicable % for Eurodollar Rate	Applicable % for Base Rate	Facility Fee %

≤ 40%	1.50%	0.50%	0.20%
>40% but ≤ 50%	1.60%	0.60%	0.25%
>50% but ≤ 55%	1.90%	0.90%	0.35%
>55% but ≤ 60%	2.10%	1.10%	0.40%
The Company selected the Eurodollar rate for interest calculation purposes in March 2012, and the applicable spread at March 31, 2012 was 1.60%. There is $87 million outstanding under the New Facility as of March 31, 2012.
2012 Debt Activity
In the first quarter of 2012, the Company obtained a new $100 million mortgage note payable on its 191 Peachtree Tower building. In addition, the Company prepaid a $24 million mortgage note due in June 2012 in April 2012. See Note 2 herein for detailed information.
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
The Company's existing mortgage debt is primarily non-recourse, fixed-rate mortgage notes secured by various real estate assets. Many of the Company's non-recourse mortgages contain covenants which, if not satisfied, could result in acceleration of the maturity of the debt. The Company expects that it will either refinance the non-recourse mortgages at maturity or repay the mortgages with proceeds from other financings. As of March 31, 2012, the weighted average interest rate on the Company's consolidated debt was 4.68%, and the Company's consolidated debt to undepreciated assets ratio was 39%.
Future Capital Requirements.
Over the long term, management intends to actively manage its portfolio of properties and strategically sell assets to exit its non-core holdings, reposition its portfolio of income-producing assets geographically and by product type, and generate capital for future investment activities. The Company expects to continue to utilize indebtedness (among other sources of liquidity) to fund future commitments and expects to place long-term mortgages on selected assets as well as to utilize construction facilities for development assets, if available and under appropriate terms.
The Company may also generate capital through the issuance of securities that include common or preferred stock, warrants, debt securities or depositary shares. In March 2010, the Company filed a shelf registration statement to allow for the issuance of up to $500 million of such securities, of which $482 million remains to be drawn as of March 31, 2012. Management will continue to evaluate all public equity sources and select the most appropriate options as capital is required.
The Company's business model is dependent upon raising or recycling capital to meet obligations. If one or more sources of capital are not available when required, the Company may be forced to reduce the number of projects it acquires or develops and/or raise capital on potentially unfavorable terms, or may be unable to raise capital, which could have an adverse effect on the

Company's financial position or results of operations.
Cash Flows
The reasons for significant increases and decreases in cash flows between the periods are as follows:
Cash Flows from Operating Activities. Cash provided by operating activities increased approximately $1.0 million between the three month 2012 and 2011 periods due to the following:

•	Cash flows increased $2.4 million due to the timing of the payment of liabilities between the periods;

•	Cash flows increased $1.6 million from rental property operations, primarily due to the acquisition of Promenade in November 2011;

•	Cash flows increased $1.3 million in prepaid rents from tenants due to the timing of cash receipts between the periods;

•	Cash flows increased $1.1 million from employer retirement savings plan contributions due to a change between the periods in the manner of funding the plan;

•	Cash flows increased $1.0 million due to a reimbursement from the Company's partner in the Glenmore venture for an amount paid by the Company on the partner's behalf in 2010;

•	Cash flows increased $784,000 from residential lot sales due to an increase in 2012 in the number of lots sold;

•	Cash flows decreased $4.7 million from multi-family unit sales. The Company sold substantially all of its multi-family units during 2011; and

•	Cash flows decreased $2.5 million from bonus payments. During the 2012 period, the Company paid $5.4 million in bonuses compared to $2.9 million in the 2011 period.
Cash Flows from Investing Activities. Cash flows provided by investing activities decreased approximately $3.3 million between the three month 2012 and 2011 periods due to the following:

•
Cash flows decreased from proceeds from the sale of investment properties due to the 2011 Jefferson Mill sale for net proceeds of approximately $21.5 million, with no corresponding property sales in the 2012 period;

•
Cash flows decreased $3.6 million due to higher contributions to joint ventures in 2012, mainly from the contribution of approximately $3.1 million in 2012 to the EP I joint venture that was formed in the second quarter of 2011; and

•
Cash flows increased $20.5 million from distributions from unconsolidated joint ventures due mainly to the sale of most of the underlying assets and the resultant distribution of proceeds at the CL Realty and Temco joint ventures.

Cash Flows from Financing Activities. Cash flows used in financing activities decreased approximately $3.9 million between the three month 2012 and 2011 periods due to the following:

•
Cash flows decreased $326.5 million due to an increase in repayments on the Credit Facility, mainly due to the repayment upon amendment of the $216.7 million drawn on the Existing Facility. In addition, the Company paid down the New Facility in the end of March 2012 using proceeds from the new $100.0 million 191 Peachtree Tower mortgage note;

•
Cash flows increased $226.9 million from higher proceeds from the Credit Facility. In February 2012, the Company amended the Credit Facility, drawing approximately $216.7 million to repay the Existing Facility;

•	Cash flows from notes payable and construction facilities increased $102.2 million mainly due to the new 191 Peachtree Tower mortgage note payable;

•	Cash flows decreased $3.4 million from the payment of loan issuance costs related to the 191 Peachtree Tower mortgage and the 2012 amendment of the Credit Facility; and

•
Cash flows increased $4.9 million from distributions to noncontrolling interests, primarily as a result of the 2011 distribution of $5.1 million to the partner in Jefferson Mill for its share of sales proceeds.

Capital Expenditures. The Company incurs costs related to its real estate assets that include acquisition of undeveloped land, development and construction of new properties, redevelopment of existing properties, leasing costs for tenants, and ongoing property repairs and maintenance. In addition, the Company may purchase existing operating properties.
Capital expenditures for certain types of real estate are categorized as operating activities in the Statements of Cash Flows, such as those for the development of residential lots and retail outparcels. The Company did not incur any expenditures for the development of residential lots and retail outparcels during the three months ended March 31, 2012, and incurred $435,000 during the three months ended March 31, 2011. The Company does not anticipate entering into any new residential projects in the near term. Any upcoming expenditures will be used to complete current projects in inventory, and are not anticipated to be significant.
Capital expenditures for other types of real estate, mainly office and retail assets the Company develops, holds and operates, are included in property acquisition and development and tenant asset expenditures as an investing activity in the Statements of Cash Flows. Amounts accrued are removed from the table below to show the components of these costs on a cash basis to match the presentation in the Statement of Cash Flows. Property acquisition and development expenditures for the three months ended March 31, 2012 and 2011 are as follows (in thousands):

	Three Months Ended
	March 31, 2012	March 31, 2011
Development	$3,510	$—
Redevelopment — building improvements	—	434
Redevelopment — leasing costs	—	2,961
Operating - building improvements	195	64
Operating — leasing costs	2,303	2,694
Capitalized interest	102	—
Capitalized salaries	373	311
Accrued capital adjustment	1,556	1,203
Total property acquisition and development expenditures	$8,039	$7,667
Capital expenditures increased in 2012 mainly due to the commencement of construction in the third quarter of 2011 of the Mahan Village retail project, partially offset by a decrease in leasing costs between the periods.  Tenant improvements and leasing costs, as well as related capitalized personnel costs, are a function of the number and size of newly executed leases or renewals of existing leases.  The amount of tenant improvement and leasing costs on a per square foot basis varies by lease and by market.  Tenant improvement and leasing costs per square foot have increased during recent periods, but amounts have stabilized overall and are decreasing in some of the Company's markets.  Given the level of expected leasing and renewal activity, in future periods, management expects tenant improvements and leasing costs to remain consistent with or greater than that experienced in 2011. In addition, the Company's redevelopment project was transferred to operating properties at the beginning of 2012.
Dividends. The Company paid cash common and preferred dividends of $7.9 million in each of the three month 2012 and 2011 periods, which it funded with cash provided by operating activities. The Company currently intends to pay future dividends in cash, and expects to fund its quarterly distributions to common and preferred stockholders with cash provided by operating activities, proceeds from investment property sales, distributions from unconsolidated joint ventures, and indebtedness, if necessary.
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
Off Balance Sheet Arrangements
General. The Company has a number of off balance sheet joint ventures with varying structures, as described in Note 4 of the Company's Annual Report on Form 10-K. Most of the joint ventures in which the Company has an interest are involved in the ownership, acquisition and/or development of real estate. A venture will fund capital requirements or operational needs with cash from operations or financing proceeds, if possible. If additional capital is deemed necessary, a venture may request a contribution from the partners, and the Company will evaluate such request. In particular, the Company anticipates approximately $3.1 million in additional equity to fund project construction of the first phase at the EP I joint venture. Additionally, in conjunction with the execution of a major tenant lease at Ten Peachtree Place Associates, the Company is obligated to fund approximately $6.7 million in equity to fund tenant asset costs as required by the lease. Except as previously discussed, based on the nature of the activities conducted in these ventures, management cannot estimate with any degree of accuracy amounts that the Company may be required to fund in the short or long-term. However, management does not believe that additional funding of these ventures will have a material adverse effect on its financial condition or results of operations.
Debt. At March 31, 2012, the Company's share of unconsolidated joint venture debt to third parties was approximately $164.2 million. These loans are generally mortgage or construction loans, most of which are non-recourse to the Company, except as described in the paragraphs below. In addition, in certain instances, the Company provides “non-recourse carve-out guarantees” on these non-recourse loans. Certain of these loans have variable interest rates, which creates exposure to the ventures in the form of market risk from interest rate changes. At March 31, 2012, approximately $31.5 million of the loans at unconsolidated joint ventures were recourse to the Company.
CF Murfreesboro Associates, of which the Company owns 50%, has a $113.2 million facility that matures on July 20, 2013, and $97.9 million was drawn at March 31, 2012. The Company has a $26.2 million repayment guarantee on the loan.
The Company guarantees 25% of two of the four outstanding loans at the Cousins Watkins LLC joint venture, which owns four retail shopping centers. The loans have a total capacity of $16.3 million, of which the Company guarantees $4.1 million. At March 31, 2012, the Company guaranteed $2.9 million, based on current amounts outstanding under these loans.

The Company guarantees repayment of 18.75% of the outstanding balance of the EP I construction loan, which has a maximum available of $61.1 million, equaling a total guarantee of approximately $11.5 million. This guarantee may be eliminated after project completion, based on certain covenants. At March 31, 2012, the Company guaranteed approximately $1.0 million based on the amount outstanding under the loan.
Temco Associates, LLC, of which the Company owns 50%, has a note payable outstanding of approximately $2.8 million at March 31, 2012, of which approximately $1.4 million is recourse to the Company.
Bonds. The unconsolidated joint ventures also had performance bonds of $615,000 at March 31, 2012, which the Company guarantees through an indemnity agreement with the bond issuer. These performance bonds relate to construction projects at the retail center owned by CF Murfreesboro.
Critical Accounting Policies
There have been no material changes in the Company's critical accounting policies from those disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
In the first quarter of 2012, the Company entered into a fixed-rate, $100 million mortgage note payable secured by 191 Peachtree Tower. The proceeds from this mortgage were used to reduce the amount outstanding under the variable rate Credit Facility. In addition, the Credit Facility was amended to, among other things, extend the maturity to February 28, 2016 and reduce the interest spread over LIBOR. Therefore, the market risk associated with Company's notes payable has changed since that disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2011. The following table outlines the market risk associated with the Company's notes payable as of March 31, 2012 ($ in thousands):

	Twelve months Ended March 31,
	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value
Fixed Rate:
Principal maturities	$28,756	$4,837	$4,948	$19,094	$6,740	$375,601	$439,976	$464,089
Average interest rate	5.24%	5.24%	5.23%	5.21%	5.21%	5.08%	5.25%	—
Variable Rate:
Principal maturities	$—	$—	$2,192	$87,000	$—	$—	$89,192	$89,206
Average interest rate (1)	—	—	1.89%	1.84%	—	—	1.84%	—
(1) Interest rates on variable rate notes payable are equal to the variable rates in effect on March 31, 2012.

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

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings.
Information regarding legal proceedings is described under the subheading "Litigation" in Note 2 to the unaudited condensed consolidated financial statements set forth in this Form 10-Q.
Item 1A. Risk Factors.
There has been no material change in the Company’s risk factors from those outlined in Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
For information on the Company’s equity compensation plans, see Note 6 of the Company’s Annual Report on Form 10-K, and Note 4 to the unaudited condensed consolidated financial statements set forth in this Form 10-Q.
The Company purchased the following common shares during the first quarter of 2012:

	Total Number of Shares Purchased (1)	Price Paid per Share (1)

January 1 - 31	—	$—
February 1 - 29	22,725	7.45
March 1 - 31	—	—
	22,725	$7.45
(1) Activity for the first quarter of 2012 related to the remittances of shares for income taxes due for restricted stock vesting.

Item 5.     Other Information.
(a) On May 8, 2012, the Board of Directors of the Company approved the amendment (the “Amendment”) of the Cousins Amended and Restated Bylaws (the “Bylaws”), effective immediately. In addition to certain minor clarifying changes, the Amendment provides that:

•
stockholders requesting a special meeting of stockholders must provide, at the time of such request, the information otherwise required by the Bylaws' advance notice provisions for stockholder proposals of director nominations and other business, as applicable; and

•	the Chairman of the Board of Directors has the flexibility to determine the time and place of the annual meeting of the Board of Directors.
The Bylaws, restated to give effect to the Amendment, are attached hereto as Exhibit 3.2.

(b) On May 8, 2012, the Company held its annual meeting of shareholders. Proxies for the meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. The following matters were submitted to a vote of the shareholders:

Proposal 1 - votes regarding the election of eight directors for a term expiring in 2013 were as follows:

Name	For	Withheld	Broker Non-Votes
Tom G. Charlesworth	91,483,225	340,914	6,006,899
James D. Edwards	89,551,344	2,272,795	6,006,899
Lawrence L. Gellerstedt III	91,399,992	424,147	6,006,899
Lillian C. Giornelli	90,677,830	1,146,309	6,006,899
S. Taylor Glover	91,479,998	344,141	6,006,899
James H. Hance, Jr.	79,842,080	11,982,059	6,006,899
William Porter Payne	88,861,960	2,962,179	6,006,899
R. Dary Stone	91,113,078	711,061	6,006,899

Proposal 2 - the advisory votes on executive compensation, often referred to as “say on pay,” were as follows:

For	Against	Abstentions	Broker Non-Votes
54,538,288	35,481,594	1,804,257	6,006,899

Proposal 3 - votes on a proposal to ratify the appointment of Deloitte & Touche LLP as the Company's independent registered public accounting firm for the fiscal year ending December 31, 2012 were as follows:

For	Against	Abstentions
96,934,620	829,050	67,368

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

3.2	†	Bylaws of the Registrant, as amended and restated May 8, 2012 and filed herewith.

10.1
Second Amended and Restated Credit Agreement, dated as of February 28, 2012, among Cousins Properties Incorporated as the Principal Borrower (and the Borrower Parties, as defined, and the Guarantors, as defined); Bank of America, N.A., as Administrative Agent, Swing Line Lender and an L/C Issuer; JPMorgan Chase Bank, N.A., as Syndication Agent and an L/C Issuer; Wells Fargo Bank, N.A., PNC Bank, N. A., U.S. Bank National, N. A., and SunTrust Bank, as Co-Documentation Agents; Merrill Lynch, Pierce, Fenner & Smith Inc. and J.P. Morgan Securities LLC as Joint Lead Arrangers and Joint Bookrunners; and the Other Lenders Party Hereto, filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on March 1, 2012, and incorporated herein by reference.

10.2	±
Form of Restricted Stock Unit Certificate for 2012-2016 Performance Period, filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on February 3, 2012 and incorporated herein by reference.

10.3	±	Form of Stock Grant Certificate, filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on February 3, 2012 and incorporated herein by reference.

11.0	*	Computation of Per Share Earnings
31.1	†	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	†	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	†	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	†	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	†
The following financial information for the Registrant, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements.

*	Data required by ASC 260, “Earnings per Share,” is provided in Note 3 to the Condensed Consolidated financial statements included in this report.
±	Indicates a compensatory plan or arrangement.
†	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COUSINS PROPERTIES INCORPORATED
/s/ Gregg D. Adzema
Gregg D. Adzema
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)
Date: May 9, 2012