Form 10-Q
period 2012-06-30
COUSINS PROPERTIES INC
filed 2012-07-31
CIK 25232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 27, 2012
Common Stock, $1 par value per share	104,200,091 shares

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

•	financial condition of existing tenants;

•	rising interest rates and insurance rates;

•	the availability of sufficient investment opportunities;

•	competition from other developers or investors;

•	the risks associated with real estate developments and acquisitions (such as construction delays, cost overruns and leasing risk);

•	loss of key personnel;

•	potential liability for uninsured losses, condemnation or environmental issues;

•	potential liability for a failure to meet regulatory requirements;

•	the financial condition and liquidity of, or disputes with, joint venture partners;

•	any failure to comply with debt covenants under credit agreements; and

•	any failure to continue to qualify for taxation as a real estate investment trust.
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

PART I — FINANCIAL INFORMATION
Item 1.    Financial Statements.
COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share and per share amounts)

	June 30, 2012	December 31, 2011
	(unaudited)
ASSETS
PROPERTIES:
Operating properties, net of accumulated depreciation of $281,739 and $289,473 in 2012 and 2011, respectively	$796,830	$884,652
Projects under development	19,078	11,325
Land held	52,163	54,132
Residential lots	12,288	13,195
Other	533	637
Total properties	880,892	963,941

CASH AND CASH EQUIVALENTS	3,009	4,858
RESTRICTED CASH	4,917	4,929
NOTES AND ACCOUNTS RECEIVABLE, net of allowance for doubtful accounts of $2,213 and $5,100 in 2012 and 2011, respectively	11,206	11,359
DEFERRED RENTS RECEIVABLE	39,630	37,141
INVESTMENT IN UNCONSOLIDATED JOINT VENTURES	140,303	160,587
OTHER ASSETS	55,358	52,720

TOTAL ASSETS	$1,135,315	$1,235,535

LIABILITIES AND EQUITY
NOTES PAYABLE	$461,021	$539,442
ACCOUNTS PAYABLE AND OTHER LIABILITIES	38,193	38,592
DEFERRED INCOME	13,204	17,343
TOTAL LIABILITIES	512,418	595,377

COMMITMENTS AND CONTINGENT LIABILITIES

REDEEMABLE NONCONTROLLING INTERESTS	—	2,763

STOCKHOLDERS’ INVESTMENT:
Preferred stock, 20,000,000 shares authorized, $1 par value:
7.75% Series A cumulative redeemable preferred stock, $25 liquidation preference; 2,993,090 shares issued and outstanding in 2012 and 2011	74,827	74,827
7.50% Series B cumulative redeemable preferred stock, $25 liquidation preference; 3,791,000 shares issued and outstanding in 2012 and 2011	94,775	94,775
Common stock, $1 par value, 250,000,000 shares authorized, 107,785,195 and 107,272,078 shares issued in 2012 and 2011, respectively	107,785	107,272
Additional paid-in capital	688,903	687,835
Treasury stock at cost, 3,570,082 shares in 2012 and 2011	(86,840)	(86,840)
Distributions in excess of cumulative net income	(290,261)	(274,177)
TOTAL STOCKHOLDERS’ INVESTMENT	589,189	603,692

Nonredeemable noncontrolling interests	33,708	33,703
TOTAL EQUITY	622,897	637,395

TOTAL LIABILITIES AND EQUITY	$1,135,315	$1,235,535

See accompanying notes.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
REVENUES:
Rental property revenues	$35,610	$31,267	$70,800	$61,705
Fee income	2,786	3,435	5,642	6,820
Third party management and leasing revenues	6,029	4,605	10,740	8,693
Residential lot sales	535	80	1,484	245
Other	253	562	1,718	5,707
	45,213	39,949	90,384	83,170
COSTS AND EXPENSES:
Rental property operating expenses	14,661	13,072	28,276	24,971
Third party management and leasing expenses	4,607	4,080	8,907	8,173
Residential lot and outparcel cost of sales	416	76	980	145
General and administrative expenses	5,645	6,133	12,268	13,533
Interest expense	5,875	7,358	12,143	14,902
Reimbursed expenses	1,357	1,371	2,733	2,883
Depreciation and amortization	12,750	10,896	25,861	21,877
Impairment losses	—	—	12,233	3,508
Separation expenses	79	77	292	178
Other	579	655	1,273	4,013
	45,969	43,718	104,966	94,183
LOSS ON EXTINGUISHMENT OF DEBT	—	—	(94)	—
LOSS FROM CONTINUING OPERATIONS BEFORE TAXES, UNCONSOLIDATED JOINT VENTURES AND SALE OF INVESTMENT PROPERTIES	(756)	(3,769)	(14,676)	(11,013)
(PROVISION) BENEFIT FOR INCOME TAXES FROM OPERATIONS	(33)	(27)	(60)	37
INCOME FROM UNCONSOLIDATED JOINT VENTURES	9,762	2,312	11,948	4,808
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE GAIN ON SALE OF INVESTMENT PROPERTIES	8,973	(1,484)	(2,788)	(6,168)
GAIN ON SALE OF INVESTMENT PROPERTIES	29	59	86	118
INCOME (LOSS) FROM CONTINUING OPERATIONS	9,002	(1,425)	(2,702)	(6,050)

INCOME FROM DISCONTINUED OPERATIONS:
Income from discontinued operations	554	627	818	1,587
Gain (loss) on sale of discontinued investment properties	674	—	760	(384)
	1,228	627	1,578	1,203
NET INCOME (LOSS)	10,230	(798)	(1,124)	(4,847)
NET LOSS (INCOME) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(602)	(681)	867	(1,262)
NET INCOME (LOSS) ATTRIBUTABLE TO CONTROLLING INTEREST	9,628	(1,479)	(257)	(6,109)
DIVIDENDS TO PREFERRED STOCKHOLDERS	(3,227)	(3,227)	(6,454)	(6,454)

NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	$6,401	$(4,706)	$(6,711)	$(12,563)

PER COMMON SHARE INFORMATION — BASIC AND DILUTED:
Income (loss) from continuing operations attributable to controlling interest	$0.05	$(0.05)	$(0.08)	$(0.13)
Income from discontinued operations	0.01	0.01	0.02	0.01
Net income (loss) available to common stockholders	$0.06	$(0.05)	$(0.06)	$(0.12)

WEIGHTED AVERAGE SHARES — BASIC AND DILUTED	104,165	103,659	104,082	103,588
DIVIDENDS DECLARED PER COMMON SHARE	$0.045	$0.045	$0.09	$0.09
See accompanying notes.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
Six Months Ended June 30, 2012 and 2011
(unaudited, in thousands)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Treasury Stock	Distributions in Excess of Net Income	Stockholders’ Investment	Nonredeemable Noncontrolling Interests	Total Equity
Balance December 31, 2011	$169,602	$107,272	$687,835	$(86,840)	$(274,177)	$603,692	$33,703	$637,395
Net income (loss)	—	—	—	—	(257)	(257)	1,157	900
Common stock issued pursuant to:
Director stock grants	—	72	468	—	—	540	—	540
Restricted stock grants, net of amounts withheld for income taxes	—	448	(617)	—	—	(169)	—	(169)
Amortization of stock options and restricted stock, net of forfeitures	—	(7)	1,217	—	—	1,210	—	1,210
Distributions to noncontrolling interests	—	—	—	—	—	—	(1,152)	(1,152)
Cash preferred dividends paid	—	—	—	—	(6,454)	(6,454)	—	(6,454)
Cash common dividends paid	—	—	—	—	(9,373)	(9,373)	—	(9,373)
Balance June 30, 2012	$169,602	$107,785	$688,903	$(86,840)	$(290,261)	$589,189	$33,708	$622,897

Balance December 31, 2010	$169,602	$106,962	$684,551	$(86,840)	$(114,196)	$760,079	$32,772	$792,851
Net income (loss)	—	—	—	—	(6,109)	(6,109)	1,233	(4,876)
Common stock issued pursuant to:
Director stock grants	—	82	625	—	—	707	—	707
Restricted stock grants, net of amounts withheld for income taxes	—	244	(263)	—	—	(19)	—	(19)
Amortization of stock options and restricted stock, net of forfeitures	—	(4)	1,190	—	—	1,186	—	1,186
Change in fair value of redeemable noncontrolling interests	—	—	(526)	—	—	(526)	—	(526)
Distributions to noncontrolling interests	—	—	—	—	—	—	(1,126)	(1,126)
Cash preferred dividends paid	—	—	—	—	(6,454)	(6,454)	—	(6,454)
Cash common dividends paid	—	—	—	—	(9,316)	(9,316)	—	(9,316)
Balance June 30, 2011	$169,602	$107,284	$685,577	$(86,840)	$(136,075)	$739,548	$32,879	$772,427
See accompanying notes.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,124)	$(4,847)
Adjustments to reconcile net loss to net cash provided by operating activities:
(Gain) loss on sale of investment properties, including discontinued operations	(846)	266
Loss on extinguishment of debt	94	—
Impairment losses	12,233	3,508
Depreciation and amortization, including discontinued operations	27,006	26,914
Amortization of deferred financing costs	512	1,079
Stock-based compensation	1,210	1,186
Effect of recognizing rental revenues on a straight-line or market basis	(2,108)	(3,705)
Income from unconsolidated joint ventures	(11,948)	(4,808)
Operating distributions from unconsolidated joint ventures	9,857	4,692
Residential lot and multi-family cost of sales, net of closing costs paid	1,057	2,390
Residential lot development expenditures	(46)	(563)
Changes in other operating assets and liabilities:
Change in other receivables and other assets	(1,759)	1,114
Change in accounts payable and other liabilities	1,092	(140)
Net cash provided by operating activities	35,230	27,086

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from investment property sales	63,236	21,543
Property acquisition, development and tenant asset expenditures	(18,558)	(14,915)
Investment in unconsolidated joint ventures	(6,235)	(9,841)
Distributions from unconsolidated joint ventures	25,188	4,696
Collection of notes receivable	821	98
Change in other assets	(1,866)	(2,386)
Change in restricted cash	12	882
Net cash provided by investing activities	62,598	77

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facility	273,100	52,900
Repayments of credit facility	(430,850)	(32,900)
Proceeds from notes payable and construction facilities	105,949	—
Repayment of notes payable	(26,620)	(28,101)
Payment of loan issuance costs	(3,419)	—
Common stock issuance costs	—	(16)
Common dividends paid	(9,373)	(9,316)
Preferred dividends paid	(6,454)	(6,454)
Distributions to noncontrolling interests	(2,010)	(6,526)
Net cash used in financing activities	(99,677)	(30,413)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,849)	(3,250)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,858	7,599
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,009	$4,349

INTEREST PAID, NET OF AMOUNTS CAPITALIZED	$11,853	$14,902
INCOME TAXES REFUNDED	$—	$53

SIGNFICANT NON-CASH TRANSACTIONS:
Transfer from other assets to investment in unconsolidated joint ventures	$—	$6,050

See accompanying notes.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
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
The condensed consolidated financial statements are unaudited and were prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, these financial statements reflect all adjustments necessary (which adjustments are of a normal and recurring nature) for the fair presentation of the Company's financial position as of June 30, 2012 and the results of operations for the three and six months ended June 30, 2012 and 2011. The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of results expected for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011. The accounting policies employed are substantially the same as those shown in Note 2 to the consolidated financial statements included in such Form 10-K.
In the second quarter of 2012, the Company reclassified deferred rents receivable from notes and accounts receivable to a separate line on the Consolidated Balance Sheets.  In addition, deferred gain, which was previously presented as a separate line on the Consolidated Balance Sheets, was reclassified to deferred income.  Also, accounts payable and accrued liabilities were revised to include security and construction deposits, which were previously presented in deposits and deferred income.   Prior periods have been revised to conform to this new presentation.
2. NOTES PAYABLE, INTEREST EXPENSE AND COMMITMENTS AND CONTINGENCIES
The following table summarizes the terms and amounts of the Company’s notes payable at June 30, 2012 and December 31, 2011 ($ in thousands):

Description	Interest Rate		Term/Amortization Period (Years)	Maturity	June 30, 2012	December 31, 2011
Terminus 100 mortgage note	5.25%		12/30	1/1/2023	$137,172	$138,194
The American Cancer Society Center mortgage note	6.45%		10/30	9/1/2017	134,958	135,650
191 Peachtree Tower mortgage note (interest only until May 1, 2016) (see discussion below)	3.35%		6.5/30	10/1/2018	100,000	—
Credit Facility, unsecured (see discussion below)	1.85%		4/N/A	2/28/2016	40,500	198,250
Meridian Mark Plaza mortgage note	6.00%		10/30	8/1/2020	26,377	26,554
100/200 North Point Center East mortgage note (see discussion below)	5.39%		5/30	6/1/2012	—	24,478
The Points at Waterview mortgage note	5.66%		10/25	1/1/2016	15,896	16,135
Mahan Village LLC construction facility	1.90%	(1)	3/N/A	9/12/2014	5,950	1
Callaway Gardens	4.13%		N/A	11/18/2013	168	180
					$461,021	$539,442
(1) The Company may select from two interest rate options, as defined in the loan agreement, which are based on floating-rate indices plus a spread. The rate at June 30, 2012 was one month LIBOR plus 1.65%.

Credit Facility
On February 28, 2012, the Company amended its $350 million senior unsecured line of credit by entering into the Second Amended and Restated Credit Agreement (the “New Facility”), which replaced the Amended and Restated Credit Agreement dated August 29, 2007 (the “Old Facility"). The New Facility amends the Old Facility by, among other things, extending the maturity date from August 29, 2012 to February 28, 2016, with an additional one-year extension option upon certain conditions and with the payment of a fee. It also adds an accordion feature permitting the amount available to increase by up to $150 million, under certain conditions and in specified increments, for a total available of $500 million.
The New Facility contains financial covenants that require, among other things, the maintenance of an unencumbered interest coverage ratio of at least 2.00; a fixed charges coverage ratio of at least 1.40, increasing to 1.50 during any extension period; and maximum leverage of no more than 60%.
The New Facility also reduces the Company's interest rate spreads on borrowings as compared to the Old Facility. The Company may borrow funds at an interest rate, at its option, calculated as either (1) the current Eurodollar rate plus the applicable spread as detailed below or (2) the greater of Bank of America's prime rate, the Federal Funds Rate plus 0.50% or the one-month Eurodollar Rate plus 1.0% (the “Base Rate”), plus the applicable spread as detailed below. The Company also pays an annual facility fee on the total commitment under the New Facility. The pricing spreads and the Facility Fee under the New Facility are as follows:

Leverage Ratio	Applicable % for Eurodollar Rate	Applicable % for Base Rate	Annual Facility Fee %

≤ 40%	1.50%	0.50%	0.20%
>40% but ≤ 50%	1.60%	0.60%	0.25%
>50% but ≤ 55%	1.90%	0.90%	0.35%
>55% but ≤ 60%	2.10%	1.10%	0.40%
The Company selected the Eurodollar rate for interest calculation purposes in June 2012, and the applicable spread at June 30, 2012 was 1.6%.
Other Debt Activity
On March 28, 2012, the Company entered into a $100 million mortgage note payable secured by 191 Peachtree Tower, a 1.2 million square foot office building in Atlanta, Georgia. The interest rate is 3.35% and interest-only payments are due monthly through May 1, 2016, followed by monthly principal and interest payments through October 1, 2018, the maturity date.
In April 2012, the Company prepaid the 100/200 North Point Center East mortgage note in full, without penalty.
Fair Value
At June 30, 2012 and December 31, 2011, the estimated fair values of the Company's notes payable were approximately $483.7 million and $568.5 million, respectively, calculated by discounting future cash flows using estimated rates at which similar loans could have been obtained at those respective dates. This fair value calculation is considered to be a Level 2 calculation under the guidelines as set forth in ASC 820, “Fair Value Measurements and Disclosures,” as the Company utilizes estimates of market rates for similar type loans from third party brokers.
Other Information
For the three and six months ended June 30, 2012 and 2011, interest expense was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Total interest incurred	$6,364	$7,358	$13,058	$14,902
Interest capitalized	(489)	—	(915)	—
Total interest expense	$5,875	$7,358	$12,143	$14,902
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
At June 30, 2012, the Company had outstanding letters of credit and performance bonds totaling $2.6 million. As a lessor,

the Company has $13.3 million in future obligations under leases to fund tenant improvements as of June 30, 2012. As a lessee, the Company has future obligations under ground and office leases of approximately $16.2 million at June 30, 2012.
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
3. EARNINGS PER SHARE
Net income (loss) per share-basic is calculated as net income (loss) available to common stockholders divided by the weighted average number of common shares outstanding during the period, including nonvested restricted stock which has nonforfeitable dividend rights. Net income (loss) per share-diluted is calculated as net income (loss) available to common stockholders divided by the diluted weighted average number of common shares outstanding during the period. Diluted weighted average number of common shares uses the same weighted average share number as in the basic calculation and adds the potential dilution, if any, that would occur if stock options (or any other contracts to issue common stock) were exercised and resulted in additional common shares outstanding, calculated using the treasury stock method. The numerator is reduced for the effect of preferred dividends in both the basic and diluted net income (loss) per share calculations. Weighted average shares-basic and diluted for the three and six months ending June 30, 2012 and 2011 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Weighted average shares — basic	104,165	103,659	104,082	103,588
Dilutive potential common shares — stock options	—	—	—	—
Weighted average shares — diluted	104,165	103,659	104,082	103,588
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Anti-dilutive options	4,953	6,024	4,953	6,152
4. STOCK-BASED COMPENSATION
The Company has several types of stock-based compensation - stock options, restricted stock, long-term incentive awards and restricted stock units (“RSUs”) - which are described in Note 6 of “Notes to Consolidated Financial Statements” in the Company's Annual Report on Form 10-K for the year ended December 31, 2011. The expense related to certain stock-based compensation awards is fixed. The expense related to other awards fluctuates from period to period dependent, in part, on the Company's stock price. The Company recorded net stock-based compensation expense of $619,000 and $664,000 for the three months ended June 30, 2012 and 2011, respectively, and $2.0 million and $1.7 million for the six months ended June 30, 2012 and 2011, respectively.
The Company has made restricted stock grants in 2012 of 261,973 shares to key employees, which vest ratably over a three-

year period. In addition, the Company awarded two types of performance-based RSUs to key employees based on the following performance metrics: (1) Total Stockholder Return of the Company, as defined, as compared to the companies in the SNL US REIT Office index (“TSR SNL RSUs”), and (2) the ratio of cumulative funds from operations per share to targeted cumulative funds from operations per share (“FFO RSUs”). The performance period for both awards is January 1, 2012 to December 31, 2014, and the targeted units awarded of TSR SNL RSUs and FFO RSUs is 162,783 and 101,918, respectively. The ultimate payout of these awards can range from 0% to 200% of the targeted number of units depending on the achievement of the performance metrics described above. Both of these types of RSUs cliff vest on February 15, 2015 and are dependent upon the attainment of required service and performance criteria. The number of RSUs vesting will be determined at that date, and the payout per unit will be equal to the average closing price on each trading day during the 30-day period ending on December 31, 2014. The TSR SNL RSUs are expensed using a quarterly Monte Carlo valuation over the vesting period. The FFO RSUs are expensed over the vesting period using the fair market value of the Company's stock at the reporting date multiplied by the anticipated number of units to be paid based on the current estimate of what the ratio is expected to be upon vesting.
Also in 2012, the Company made a special grant of restricted stock of 208,333 shares to its chief executive officer, which vests ratably over a three-year period. Additionally, the Company issued performance-based RSUs to the chief executive officer. The targeted number of units awarded is 281,532. The payout of these awards can range from 0% to 150% depending on the Total Stockholder Return of the Company, as defined on an absolute basis, and compared to the total stockholder return for the companies in the SNL US REIT Office Index. The performance period of the awards is from January 1, 2012 to December 31, 2016 with interim performance measurement dates at each of the third, fourth and fifth anniversaries. To the extent that the Company has attained the defined performance goals at the end each of these periods, one-third of the units may be credited after each of the third and fourth anniversaries, with the balance credited at the end of the fifth anniversary, and to be awarded subject to continuous employment on the fifth anniversary. The RSU award is expensed using a quarterly Monte Carlo valuation over the vesting period. The number of RSUs vesting will be determined at the fifth anniversary date of the grant, and the cash payout per unit will be equal to the average closing price on each trading day during the 30-day period ending with such date.
5. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES
The Company describes its investments in unconsolidated joint ventures in Note 4 of “Notes to Consolidated Financial Statements” in its Annual Report on Form 10-K for the year ended December 31, 2011. The following table summarizes balance sheet data of the Company's unconsolidated joint ventures as of June 30, 2012 and December 31, 2011 (in thousands):

	Total Assets		Total Debt		Total Equity		Company’s Investment
SUMMARY OF FINANCIAL POSITION:	2012	2011	2012	2011	2012	2011	2012		2011
CP Venture IV Holdings LLC	$294,311	$301,352	$35,727	$36,031	$249,204	$255,881	$14,232		$14,694
Charlotte Gateway Village, LLC	144,700	146,854	75,788	83,097	66,551	62,423	10,316		10,333
Palisades West LLC	121,701	124,588	—	—	79,956	81,635	41,743		42,616
CF Murfreesboro Associates	123,544	125,668	96,559	98,922	24,947	24,810	14,451		14,421
CP Venture LLC entities	101,751	102,178	—	—	99,608	99,942	3,306		3,343
MSREF/ Cousins Terminus 200 LLC	96,483	92,421	73,944	68,562	19,892	17,967	3,977		3,593
Cousins Watkins LLC	54,873	56,096	28,412	28,571	25,752	26,893	16,363		16,321
EP I LLC	59,379	33,343	17,880	1	33,051	29,137	27,975		24,827
Crawford Long - CPI, LLC	32,492	32,739	47,072	47,631	(16,390)	(16,137)	(7,017)	*	(6,873)	*
Ten Peachtree Place Associates	786	22,523	—	26,192	717	(4,145)	95		(3,679)	*
Wildwood Associates	21,216	21,224	—	—	21,141	21,221	(1,680)	*	(1,639)	*
Temco Associates, LLC	8,346	23,653	—	2,787	8,075	20,646	4,016		7,363
CL Realty, L.L.C.	7,065	44,481	—	1,056	6,823	42,932	3,412		22,413
TRG Columbus Development Venture, Ltd.	2,407	2,450	—	—	1,854	1,857	28		31
Terminus 200 LLC	789	789	—	—	789	789	—		—
Pine Mountain Builders, LLC	221	429	—	—	37	153	389		632
	$1,070,064	$1,130,788	$375,382	$392,850	$622,007	$666,004	$131,606		$148,396
*Negative balances are included in Deferred Income on the Balance Sheets.
The following table summarizes statement of operations information of the Company's unconsolidated joint ventures for the six months ended June 30, 2012 and 2011 (in thousands):

	Total Revenues		Net Income (Loss)		Company's Share of Income (Loss)
SUMMARY OF OPERATIONS:	2012	2011	2012	2011	2012	2011
CP Venture IV Holdings LLC	$15,097	$15,430	$1,758	$1,890	$508	$539
Charlotte Gateway Village, LLC	16,477	16,308	4,733	4,282	588	588
Palisades West LLC	8,192	8,114	2,885	2,911	1,381	1,422
CF Murfreesboro Associates	6,612	6,622	138	178	(66)	(41)
CP Venture LLC entities	9,695	9,506	4,898	3,830	507	396
MSREF/ Cousins Terminus 200 LLC	6,105	2,197	(704)	(2,173)	(141)	(434)
Cousins Watkins LLC	3,120	2,422	(18)	17	1,219	1,188
EP I LLC	110	—	(1)	—	(1)	—
Crawford Long - CPI, LLC	5,850	5,955	1,247	1,217	620	608
Ten Peachtree Place Associates	2,487	3,611	20,897	407	7,831	212
Wildwood Associates	—	—	(81)	(85)	(40)	(43)
Temco Associates, LLC	500	318	(123)	(416)	(265)	(202)
CL Realty, L.L.C.	1,997	3,144	736	1,390	53	545
TRG Columbus Development Venture, Ltd.	9	19	(3)	7	(3)	50
Pine Mountain Builders, LLC	15	2,632	(116)	(44)	(243)	(20)
	$76,266	$76,278	$36,246	$13,411	$11,948	$4,808
In March 2012, CL Realty, L.L.C. and Temco Associates, LLC sold its interests in 18 residential development projects and related residential land to Forestar Realty Inc., its partner in both ventures. The Company's share of the proceeds from the sale was approximately $23.5 million.
In the second quarter of 2012, the Ten Peachtree Place Associates joint venture sold Ten Peachtree Place, a 260,000 square foot office building in Atlanta, Georgia, for $45.3 million. A gain was recognized on the transaction, the Company's share of which was approximately $7.5 million.
6. OTHER ASSETS
Other Assets on the Balance Sheets as of June 30, 2012 and December 31, 2011 included the following (in thousands):

	June 30, 2012	December 31, 2011
Lease inducements, net of amortization of of $4,231 and $3,696 in 2012 and 2011, respectively	$11,517	$12,219
Investment in Verde Realty	5,868	5,868
FF&E and leasehold improvements, net of accumulated depreciation of $18,568 and $17,814 in 2012 and 2011, respectively	4,953	4,736
Loan closing costs, net of accumulated amortization of $2,150 and $4,026 in 2012 and 2011, respectively	4,248	1,435
Prepaid expenses and other assets	3,372	2,168
Predevelopment costs and earnest money	1,477	581
Intangible Assets:
In-place leases, net of accumulated amortization of $4,187 and $2,833 in 2012 and 2011, respectively	14,790	16,144
Goodwill	5,039	5,155
Above market leases, net of accumulated amortization of $9,165 and $8,845 in 2012 and 2011, respectively	4,094	4,414
	$55,358	$52,720

Investment in Verde Realty relates to a cost method investment in a privately-held real estate investment trust. Goodwill relates entirely to the Office reportable segment. As office assets are sold, either by the Company or by joint ventures in which the Company has an ownership interest, a portion of goodwill is written off to the cost of each sale. The following is a summary of goodwill activity for the six months ended June 30, 2012. There were no changes for the six month 2011 period (see Notes 5 and 9 for additional information regarding property sales):

Goodwill
Balance, December 31, 2011	$5,155
Allocated to property sales	(116)
Balance, June 30, 2012	$5,039
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
The following table details the components of Redeemable Noncontrolling Interests in consolidated entities for the six months ended June 30, 2012 and 2011 (in thousands):

	Six Months Ended June 30,
	2012	2011

Beginning Balance	$2,763	$14,289
Net loss attributable to redeemable noncontrolling interests	(2,024)	29
Distributions to redeemable noncontrolling interests	(858)	(5,400)
Other	119	—
Change in fair value of redeemable noncontrolling interests	—	526
Ending Balance	$—	$9,444
The following reconciles the net income or loss attributable to noncontrolling interests as shown in the Statements of Equity, which only includes nonredeemable interests, to the net income or loss attributable to noncontrolling interests as shown in the Statements of Operations, which includes both redeemable and nonredeemable interests, for the six months ended June 30, 2012 and 2011 (in thousands):

	Six Months Ended June 30,
	2012	2011
Net income attributable to nonredeemable noncontrolling interests	$(1,157)	$(1,233)
Net loss attributable to redeemable noncontrolling interests	2,024	(29)
Net loss (income)	$867	$(1,262)
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

Three Months Ended June 30, 2012	Office	Retail	Land	CPS Third Party Management and Leasing	Other	Total
Net operating property income, including discontinued operations	$16,741	$4,749	$—	$—	$—	$21,490
Fee income, net of reimbursed expenses	—	—	—	3,676	1,429	5,105
Residential lot and other sales, net of cost of sales	—	—	89	—	—	89
Other income	—	13	—	—	253	266
Third party management and leasing expenses	—	—	—	(2,254)	—	(2,254)
General and administrative expenses	—	—	—	—	(5,645)	(5,645)
Interest expense	—	—	—	—	(5,875)	(5,875)
Depreciation and amortization of non-real estate assets	—	—	—	—	(223)	(223)
Separation expenses	—	—	—	—	(79)	(79)
Other expenses	—	—	—	—	(579)	(579)
Funds from operations from unconsolidated joint ventures	2,709	2,176	(135)	—	(2)	4,748
Funds from operations attributable to noncontrolling interests	—	—	—	—	(631)	(631)
Provision for income taxes from operations	—	—	—	—	(33)	(33)
Preferred stock dividends	—	—	—	—	(3,227)	(3,227)
Funds from operations available to common stockholders	$19,450	$6,938	$(46)	$1,422	$(14,612)	$13,152

Real estate depreciation and amortization, including Company's share of joint ventures						(15,022)
Gain on sale of depreciable investment properties						8,271
Net income available to common stockholders						$6,401

Three Months Ended June 30, 2011	Office	Retail	Land	CPS Third Party Management and Leasing	Other	Total
Net operating property income, including discontinued operations	$15,458	$4,847	$—	$—	$911	$21,216
Fee income, net of reimbursed expenses	—	—	56	2,396	2,008	4,460
Residential lot and other sales, net of cost of sales	—	—	4	—	—	4
Other income	447	10	—	—	194	651
Third party management and leasing expenses	—	—	—	(1,871)	—	(1,871)
General and administrative expenses	—	—	—	—	(6,133)	(6,133)
Interest expense	—	—	—	—	(7,358)	(7,358)
Depreciation and amortization of non-real estate assets	—	—	—	—	(372)	(372)
Separation expenses	—	—	—	—	(77)	(77)
Other expenses	—	—	—	—	(659)	(659)
Funds from operations from unconsolidated joint ventures	2,685	2,125	127	—	33	4,970
Funds from operations attributable to noncontrolling interests	—	—	—	—	(681)	(681)
Provision for income taxes from operations	—	—	—	—	(27)	(27)
Preferred stock dividends	—	—	—	—	(3,227)	(3,227)
Funds from operations available to common stockholders	$18,590	$6,982	$187	$525	$(15,388)	$10,896

Real estate depreciation and amortization, including Company's share of joint ventures						(15,661)
Gain on sale of depreciable investment properties						59
Net loss available to common stockholders						$(4,706)

Six Months Ended June 30, 2012	Office	Retail	Land	CPS Third Party Management and Leasing	Other	Total
Net operating income, including discontinued operations	$33,676	$10,797	$—	$—	$1	$44,474
Fee income, net of reimbursed expenses	—	—	—	6,086	2,909	8,995
Residential lot and other sales, net of cost of sales	—	—	474	—	—	474
Other income	—	205	—	—	1,526	1,731
Third party management and leasing expenses	—	—	—	(4,253)	—	(4,253)
General and administrative expenses	—	—	—	—	(12,268)	(12,268)
Interest expense	—	—	—	—	(12,143)	(12,143)
Loss on extinguishment of debt	—	—	—	—	(94)	(94)
Depreciation and amortization of non-real estate assets	—	—	—	—	(587)	(587)
Separation expenses	—	—	—	—	(292)	(292)
Other expenses	—	—	—	—	(1,273)	(1,273)
Funds from operations from unconsolidated joint ventures	5,709	4,286	(397)	—	(3)	9,595
Funds from operations attributable to noncontrolling interests	—	—	—	—	(1,205)	(1,205)
Provision for income taxes from operations	—	—	—	—	(60)	(60)
Preferred stock dividends	$—	$—	$—	$—	$(6,454)	$(6,454)
Funds from operations available to common stockholders	$39,385	$15,288	$77	$1,833	$(29,943)	$26,640

Real estate depreciation and amortization, including Company's share of joint ventures						(31,575)
Impairment loss on depreciable investment property						(12,233)
Noncontrolling interest related to gain on sale of depreciated investment properties						2,043
Gain on sale of depreciated investment properties						8,414
Net loss available to common stockholders						$(6,711)

Six Months Ended June 30, 2011	Office	Retail	Land	CPS Third Party Management and Leasing	Other	Total
Net operating property income, including discontinued operations	$30,709	$10,582	$—	$—	$1,961	$43,252
Fee income, net of reimbursed expenses	—	—	91	4,236	3,846	8,173
Residential lot and other sales, net of cost of sales	—	50	50	—	—	100
Other income	818	34	—	—	4,969	5,821
Third party management and leasing expenses	—	—	—	(3,716)	—	(3,716)
General and administrative expenses	—	—	—	—	(13,533)	(13,533)
Interest expense	—	—	—	—	(14,902)	(14,902)
Impairment loss	—	—	—	—	(3,508)	(3,508)
Depreciation and amortization of non-real estate assets	—	—	—	—	(935)	(935)
Separation expenses	—	—	—	—	(178)	(178)
Other expenses	—	—	—	—	(4,021)	(4,021)
Funds from operations from unconsolidated joint ventures	5,449	4,366	279	—	50	10,144
Funds from operations attributable to noncontrolling interests	—	—	—	—	(1,262)	(1,262)
Benefit for income taxes from operations	—	—	—	—	37	37
Preferred stock dividends	—	—	—	—	(6,454)	(6,454)
Funds from operations available to common stockholders	$36,976	$15,032	$420	$520	$(33,930)	$19,018

Real estate depreciation and amortization, including Company's share of joint ventures						(31,315)
Loss on sale of depreciable investment properties, net of gains						(266)
Net loss available to common stockholders						$(12,563)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net operating property income, including discontinued operations	$21,490	$21,216	$44,474	$43,252
Plus rental property operating expenses	14,661	13,072	28,276	24,971
Fee income	5,105	4,460	8,995	8,173
Third party management and leasing expense reimbursements	2,353	2,209	4,654	4,457
Reimbursed expenses	1,357	1,371	2,733	2,883
Residential lot sales, net of cost of sales, including gain on sale of undepreciated investment properties	89	4	474	100
Plus residential lot cost of sales	416	76	980	145
Plus loss on sale of undepreciated investment properties	30	—	30	—
Net operating income from discontinued operations not included in revenues	(541)	(3,021)	(1,950)	(6,518)
Other income	266	651	1,731	5,821
Other income - discontinued operations	$(13)	$(89)	$(13)	$(114)
Total consolidated revenues	$45,213	$39,949	$90,384	$83,170
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
In the second quarter of 2012, the Company sold The Avenue Collierville ("Collierville"), a 511,000 square foot retail center in suburban Memphis, Tennessee, for $55.0 million. In the second quarter 2012, the Company also sold Galleria 75, a 111,000 square foot office building in Atlanta, Georgia, for $9.2 million. In February 2011, the Company sold Jefferson Mill Business Park Building A, a 459,000 square foot industrial property in suburban Atlanta, Georgia, for $22.0 million. These transactions met the criteria for discontinued operations. Accordingly, the results of operations for each of the periods presented are included in Discontinued Operations on the accompanying Statements of Operations.
The components of Discontinued Operations and the gains and losses on property sales for the three and six months ended June 30, 2012 and 2011 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Income from discontinued operations:
Rental property revenues	$1,065	$5,421	$3,367	$11,276
Other income	13	89	13	114
Rental property expenses	(524)	(2,404)	(1,417)	(4,766)
Depreciation and amortization	—	(2,479)	(1,145)	(5,037)
Income from discontinued operations	$554	$627	$818	$1,587

Gain (loss) on sale of discontinued investment properties:
The Avenue Collierville	$86	$—	$86	$—
Galleria 75	547	—	547	—
Jefferson Mill Business Park Building A	—	—	—	(394)
Other	41	—	127	10
Gain (loss) on sale of discontinued investment properties	$674	$—	$760	$(384)

Impairment Loss
In connection with the disposition of Collierville, the Company recorded an impairment loss of $12.2 million in the first quarter of 2012. This impairment is considered to be a Level 3 under the fair value rules, as unobservable market inputs were used. Collierville was owned by a consolidated joint venture, and the noncontrolling partner's share of the impairment loss was $2.0 million, which was recorded in Net Loss (Income) Attributable to Noncontrolling Interests in the 2012 Statement of Operations.

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
Cousins, CREC and their subsidiaries (collectively, the “Company”) develop, acquire, manage and own primarily office and retail real estate projects in Georgia, Texas and North Carolina. As of June 30, 2012, the Company's portfolio of real estate assets consisted of interests in 7.4 million square feet of office space, 4.3 million square feet of retail space, and two projects under development. The Company also had interests in both commercial and residential land tracts, as well as single-family lots in residential projects. The Company also provides leasing and/or management services to approximately 11 million square feet of office and retail space owned by third parties.
During the second quarter of 2012, the Company leased or renewed 186,000 square feet of office space and 84,000 square feet of retail space and its leasing percentage remained generally consistent with that of the first quarter of 2012 and of the year-end 2011. Over this period, there was flat to modest employment growth in the Company's Atlanta and North Carolina markets resulting in no significant increase in demand for office space and no significant increases in rental rates or reductions in concessions. By contrast, the Company's Texas markets have experienced lower unemployment and positive job growth since the first six months of 2011. With respect to the Company's retail portfolio, tenant sales in its properties have increased. Management believes leasing economics may marginally improve as a result.
The Company made progress in the second quarter of 2012 in executing its strategy of simplification by selling the following assets:
•Sold Galleria 75 for $9.2 million;
•Sold The Avenue Collierville for $55.0 million, generating $54.6 million in net proceeds; and
•Sold Ten Peachtree Place for $45.3 million, generating $5.0 million in net proceeds to the Company.
During the second quarter, the Company made progress on the construction and pre-leasing of its two development projects and in re-positioning its recently acquired Promenade office building. Management continues to seek additional investment opportunities that capitalize on its leasing, asset management and development core competencies.
Results of Operations:
Rental Property Revenues. Rental property revenues increased approximately $4.3 million (14%) and $9.1 million (15%) in the three and six month 2012 periods compared to the 2011 periods, respectively, due to:

•	Increase of $4.3 million and $8.3 million in the three and six month 2012 periods, respectively, due to the November 2011 acquisition of the Promenade office building;

•
Increase of $570,000 and $1.2 million in the three and six month 2012 periods, respectively, at The Avenue Forsyth, primarily due to an increase in the weighted average economic occupancy from 68% to 89% between the six month 2011 and 2012 periods; and

•
Decrease of $261,000 and $642,000 in the three and six month 2012 periods, respectively, at 555 North Point Center East, as a result of a decrease in average economic occupancy from 98% to 62% between the six month 2011 and 2012 periods.

Fee Income. The Company generates fee income generally through the leasing, management and development of properties owned by joint ventures in which the Company has an ownership interest and from certain other third party owners. Fee income decreased approximately $649,000 (19%) and $1.2 million (17%) between the three and six month 2012 and 2011 periods, respectively, mainly due to a decrease in leasing fees from the MSREF/Terminus 200 LLC (“MSREF/T200”) venture. The Company leased approximately 104,000 square feet in the 2011 period, compared to 3,000 in the 2012 period.
Third Party Management and Leasing Revenues. Third party management and leasing revenues represent fees and expense reimbursements from the Company's wholly-owned subsidiary, Cousins Properties Services, which performs management and leasing services for certain third party owned office and retail properties. These revenues increased $1.4 million (31%) and $2.0 million (24%) between the three and six month 2012 and 2011 periods, respectively, primarily due to an increase in leasing fee income. Leasing fees fluctuate based on the rollover activity at the underlying properties and to the overall supply and demand for leased office and retail space within individual markets.
Other Income. Other income decreased $309,000 (55%) and $4.0 million (70%) between the three and six month 2012 and 2011 periods, respectively, primarily from a decrease in multi-family residential sales between the periods. In the 2012 period, the Company closed one remaining commercial unit at the 60 North Market project. In the 2011 period, the Company closed five condominium units at the 10 Terminus Place project. Revenue recognition has not occurred for two remaining units at this project, which are currently under contract with a late 2012 closing expected.
Rental Property Operating Expenses. Rental property operating expenses increased $1.6 million (12%) and $3.3 million (13%) between the three and six month 2012 and 2011 periods, respectively, primarily due to the following:

•	Increase of $2.0 million and $4.0 million between the three and six month 2012 and 2011 periods, respectively, as a result of the acquisition of Promenade office building in November 2011; and

•
Decrease of $180,000 and $493,000 between the three and six month 2012 and 2011 periods, respectively, at 191 Peachtree Tower, due to a decrease in bad debt expense, property taxes and utilities between the periods.

Third Party Management and Leasing Expenses. Third party management and leasing expenses increased approximately $527,000 (13%) and $734,000 (9%) between the three and six month 2012 and 2011 periods, respectively, as a result of an increase in employee leasing commission expense.
General and Administrative Expense (“G&A”). G&A expense decreased approximately $488,000 (8%) and $1.3 million (9%) between the three and six month 2012 and 2011 periods, respectively, primarily as a result of lower salaries and benefits expense during 2012 from a decrease in the number of employees between the periods, as well as an increase in capitalized salaries during the periods. In addition, director expenses decreased in the 2012 periods, as the size of the board of directors decreased by two members in May 2012.
Interest Expense. Interest expense decreased approximately $1.5 million (20%) and $2.8 million (19%) in the three and six month 2012 and 2011 periods, respectively, primarily due to a decrease in the average debt outstanding between the periods. The Company used proceeds from asset sales to repay certain mortgages and its Credit Facility as described below.

•
Decrease of approximately $1.1 million and $2.1 million between the three and six month 2012 and 2011 periods, respectively, resulting from the repayment of the 100/200 North Point Center East mortgage note in the second quarter of 2012, and the repayment of the 333/555 North Point Center East, 600 University Park Place and Lakeshore Park Plaza mortgage notes in 2011; and

•	Decrease of approximately $703,000 and $530,000 between the three and six month 2012 and 2011 periods, respectively, due to a decrease in average borrowings on the Company's Credit Facility.
Interest expense further decreased approximately $489,000 and $915,000 between the three and six month 2012 and 2011 periods, respectively, from increased capitalized interest, as the Company began capitalizing interest to two new development projects in the latter part of 2011. These decreases were offset by an increase in interest expense of $891,000 and $918,000 between the three and six month 2012 and 2011 periods, respectively, from the 191 Peachtree Tower mortgage note which was executed in 2012.
Impairment Losses. In the first quarter of 2012, the Company recorded an impairment loss of $12.2 million on The Avenue Collierville, as this property was sold in May 2012 at a sales price less than its cost basis. In the first quarter of 2011, the Company recorded an impairment loss of $3.5 million on its investment in Verde Realty, a cost method investment in a privately-held real estate investment trust.
Other Expense. Other expense decreased $76,000 (12%) and $2.7 million (68%) between the three and six month 2012 and 2011 periods, respectively, primarily from a decrease in the cost of sales of multi-family residential units, as less were sold in 2012 than 2011.
Depreciation and Amortization. Depreciation and amortization increased approximately $1.9 million (17%) and $4.0 million (18%) between the three and six month 2012 and 2011 periods, respectively, primarily due to the November 2011 acquisition of the Promenade office building.
Income from Unconsolidated Joint Ventures. Income from unconsolidated joint ventures increased approximately $7.5 million and $7.1 million in the three and six month 2012 periods compared to the same 2011 periods, respectively, mainly due to the following:

•	Increase in income of $7.6 million from Ten Peachtree Place Associates from the gain on sale of the venture's underlying asset in the 2012 period; and

•
Decrease in income from CL Realty L.L.C. and Temco Associates of approximately $555,000 between the six month 2012 and 2011 periods as the Company sold its interests in 18 residential development projects and related land to its partner in March 2012.

Discontinued Operations. Income from discontinued operations increased $601,000 and $375,000 between the three and six month 2012 and 2011 periods, respectively. In the second quarter of 2012, the Company sold The Avenue Collierville, a 511,000 square foot retail center in suburban Memphis, Tennessee, for a sales price of $55.0 million and a capitalization rate of 7.6%. Also in 2012, the Company sold Galleria 75, a 111,000 square foot office building in Atlanta, Georgia, for a sales price of

$9.2 million and a capitalization rate of 9.5%. In February 2011, the Company sold Jefferson Mill Business Park Building A, a 459,000 square foot industrial property in suburban Atlanta, Georgia, for a sales price of $22.0 million and a capitalization rate of approximately 7%.  Capitalization rates are generally calculated by dividing projected annualized cash flows by the sales price.  The number, size and timing of the asset sales which qualify as discontinued operations change from period to period, causing the fluctuation of the amounts in discontinued operations.
Net Loss (Income) Attributable to Noncontrolling Interests. The Company consolidates certain entities and allocates the partner's share of those entities' results to Net Income Attributable to Noncontrolling Interests on the Statement of Operations. The noncontrolling interests' share of the Company's net loss for the six month periods increased $2.1 million between 2012 and 2011. This increase is attributable to the impairment loss taken at The Avenue Collierville, which was owned in a consolidated joint venture.
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
FFO is used by industry analysts and investors as a supplemental measure of a REIT's operating performance. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, many industry investors and analysts have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. Thus, NAREIT created FFO as a supplemental measure of REIT operating performance that excludes historical cost depreciation, among other items, from GAAP net income. The use of FFO, combined with the required primary GAAP presentations, has been fundamentally beneficial, improving the understanding of operating results of REITs among the investing public and making comparisons of REIT operating results more meaningful. Company management evaluates operating performance in part based on FFO. Additionally, the Company uses FFO, along with other measures, as a performance measure for incentive compensation to its officers and other key employees. The reconciliation of net income (loss) available to common stockholders to FFO is as follows for the three and six months ended June 30, 2012 and 2011 (in thousands, except per share information):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net Income (Loss) Available to Common Stockholders	$6,401	$(4,706)	$(6,711)	$(12,563)
Depreciation and amortization:
Consolidated properties	12,750	10,896	25,861	21,877
Discontinued properties	—	2,479	1,145	5,037
Share of unconsolidated joint ventures	2,500	2,663	5,166	5,346
Depreciation of furniture, fixtures and equipment:
Consolidated properties	(223)	(372)	(587)	(935)
Discontinued properties	—	—	—	—
Share of unconsolidated joint ventures	(5)	(5)	(10)	(10)
Impairment loss on depreciable investment property, net of noncontrolling interest	—	—	10,190	—
(Gain) loss on sale of investment properties:
Consolidated, including amounts attributable to noncontrolling interests	(29)	(59)	(86)	(118)
Discontinued properties	(674)	—	(760)	384
Share of unconsolidated joint ventures	(7,509)	—	(7,509)	—
Other	(59)	—	(59)	—
Funds From Operations Available to Common Stockholders	$13,152	$10,896	$26,640	$19,018

Per Common Share — Basic and Diluted:
Net Income (Loss) Available	$0.06	$(0.05)	$(0.06)	$(0.12)
Funds From Operations	$0.13	$0.11	$0.26	$0.18

Weighted Average Shares — Basic	104,165	103,659	104,082	103,588
Weighted Average Shares — Diluted	104,165	103,684	104,086	103,606

Liquidity and Capital Resources:
The Company's primary liquidity sources are:
•Net cash from operations;
•Sales of assets;
•Borrowings under its Credit Facility;
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
Financial Condition
During the last two years, the Company improved its financial position by reducing leverage, extending debt maturities, replacing higher cost mortgage notes with lower cost financing and modifying its Credit Facility, all of which increased overall financial flexibility. The Company expects to fund its current commitments over the next 12 months with net cash flows from operations, borrowings under its Credit Facility, borrowings under new or renewed mortgage loans and proceeds from the sale of assets. The Company amended its $350 million Credit Facility in the first quarter of 2012, extending the maturity from August 2012 to February 2016, with a one-year extension under certain situations and adding an accordion feature up to $500 million. The Company had a $24 million fixed-rate mortgage loan maturing in June 2012, which was prepaid in April 2012. There are no other significant maturities over the next 12 months.
The Company sold operating properties in the first half of 2012, which generated a significant amount of proceeds. In addition, the Company anticipates selling a significant portion of residential projects and land holdings over the next several years, which is expected to provide cash proceeds, as well as reduce outlays previously anticipated to be needed in order to hold and/or develop these assets.
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
Contractual Obligations and Commitments
At June 30, 2012, the Company was subject to the following contractual obligations and commitments (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 years
Contractual Obligations:
Company debt:
Unsecured Credit Facility and construction facility	$46,450	$—	$5,950	$40,500	$—
Mortgage notes payable	414,571	4,473	9,927	26,334	373,837
Interest commitments (1)	153,000	22,614	44,314	40,876	45,196
Ground leases	15,460	107	222	235	14,896
Other operating leases	765	463	183	80	39
Total contractual obligations	$630,246	$27,657	$60,596	$108,025	$433,968
Commitments:
Estimated development commitments	$8,022	$7,220	$802	$—	$—
Unfunded tenant improvements and other	13,273	13,273	—	—	—
Letters of credit	2,105	2,105	—	—	—
Performance bonds	518	472	46	—	—
Total commitments	$23,918	$23,070	$848	$—	$—

(1)	Interest on variable rate obligations is based on rates effective as of June 30, 2012.

In addition, the Company has several standing or renewable service contracts mainly related to the operation of buildings. These contracts are in the ordinary course of business and are generally one year or less. These contracts are not included in the above table and are usually reimbursed in whole or in part by tenants.
Credit Facility
On February 28, 2012, the Company amended its $350 million senior unsecured line of credit by entering into the Second Amended and Restated Credit Agreement (the “New Facility”), which replaced the Amended and Restated Credit Agreement dated August 29, 2007 (the “Old Facility"). The New Facility amends the Old Facility by, among other things, extending the maturity date from August 29, 2012 to February 28, 2016, with an additional one-year extension option upon certain conditions and with the payment of a fee. It also adds an accordion feature permitting the amount available to increase by up to $150 million, under certain conditions and in specified increments, for a total available of $500 million.
The New Facility contains financial covenants that require, among other things, the maintenance of an unencumbered interest coverage ratio of at least 2.00; a fixed charges coverage ratio of at least 1.40, increasing to 1.50 during any extension period; and maximum leverage of no more than 60%.
The New Facility also reduces the Company's interest rate spreads on borrowings as compared to the Old Facility. The Company may borrow funds at an interest rate, at its option, calculated as either (1) the current Eurodollar rate plus the applicable spread as detailed below or (2) the greater of Bank of America's prime rate, the Federal Funds Rate plus 0.50% or the one-month Eurodollar Rate plus 1.0% (the “Base Rate”), plus the applicable spread as detailed below. The Company also pays an annual facility fee on the total commitment under the New Facility. The pricing spreads and the Facility Fee under the New Facility are as follows:

Leverage Ratio	Applicable % for Eurodollar Rate	Applicable % for Base Rate	Annual Facility Fee %

≤ 40%	1.50%	0.50%	0.20%
>40% but ≤ 50%	1.60%	0.60%	0.25%
>50% but ≤ 55%	1.90%	0.90%	0.35%
>55% but ≤ 60%	2.10%	1.10%	0.40%
The Company selected the Eurodollar rate for interest calculation purposes in June 2012, and the applicable spread at June 30, 2012 was 1.60%. There was $40.5 million outstanding under the New Facility as of June 30, 2012.
2012 Debt Activity
In the first quarter of 2012, the Company obtained a new $100 million mortgage note payable on its 191 Peachtree Tower office building. In addition, the Company prepaid a $24 million mortgage note due in June 2012 in April 2012. See Note 2 herein for detailed information.
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
The Company's existing mortgage debt is primarily non-recourse, fixed-rate mortgage notes secured by various real estate assets. Many of the Company's non-recourse mortgages contain covenants which, if not satisfied, could result in acceleration of the maturity of the debt. The Company expects that it will either refinance the non-recourse mortgages at maturity or repay the mortgages with proceeds from asset sales or other financings. As of June 30, 2012, the weighted average interest rate on the Company's consolidated debt was 4.90%, and the Company's consolidated debt to undepreciated assets ratio was 36%.
Future Capital Requirements
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
The Company may also generate capital through the issuance of securities that include common or preferred stock, warrants, debt securities or depositary shares. In March 2010, the Company filed a shelf registration statement to allow for the issuance of up to $500 million of such securities, of which $482 million remains to be drawn as of June 30, 2012. Management will continue to evaluate all public equity sources and select the most appropriate options as capital is required.
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
Cash Flows
The reasons for significant increases and decreases in cash flows between the periods are as follows:
Cash Flows from Operating Activities. Cash provided by operating activities increased approximately $8.1 million between the six month 2012 and 2011 periods due to the following:

•
Cash flows increased $5.2 million from operating distributions from unconsolidated joint ventures, primarily due to cash distributions from the sale of the underlying asset at Ten Peachtree Place Associates in the second quarter of 2012;

•
Cash flows increased $2.5 million from rental property operations, due to the acquisition of Promenade in November 2011 and net increases in occupancy, offset by decreases from 2011 operating property sales;

•	Cash flows increased $1.7 million in cash interest paid between the periods from lower average borrowings outstanding and a reduction in the average interest rate paid on its debt;

•	Cash flows increased $777,000 from salaries and benefits due to a decrease in the number of employees between the periods;

•	Cash flows increased $1.1 million from employer retirement savings plan contributions due to a change between the periods in the manner of funding the plan;

•	Cash flows increased $1.0 million due to a reimbursement from the Company's partner in the Glenmore venture for an amount paid by the Company on the partner's behalf in 2010;

•	Cash flows increased $1.2 million from residential lot sales due to an increase in 2012 in the number of lots sold;

•	Cash flows decreased $4.5 million from multi-family unit sales. The Company sold substantially all of its multi-family units during 2011; and

•	Cash flows decreased $2.5 million from bonus payments. During the 2012 period, the Company paid $5.4 million in bonuses compared to $2.9 million in the 2011 period.
Cash Flows from Investing Activities. Cash flows provided by investing activities increased approximately $62.5 million between the six month 2012 and 2011 periods due to the following:

•
Cash flows increased $41.7 million from proceeds from the sales of investment properties. In the 2012 period, the Company sold The Avenue Collierville and Galleria 75, generating net proceeds of approximately $63.2 million. During the 2011 period, the Company sold Jefferson Mill for net proceeds of approximately $21.5 million;

•
Cash flows decreased $3.6 million in property acquisition, development and tenant asset expenditures due to an increase of $7.8 million in construction expenditures at the Mahan Village Project, partially offset by a decrease in tenant asset expenditures between the periods;

•
Cash flows increased $3.6 million due to lower contributions to joint ventures in 2012, due to a decrease in contributions of approximately $4.9 million to the EP I joint venture, which was formed in the second quarter of 2011. This increase was partially offset by an increase in contributions to the MSREF/T200 and Ten Peachtree Place joint ventures; and

•
Cash flows increased $20.5 million from distributions from unconsolidated joint ventures due mainly to the sale of most of the underlying assets and the resultant distribution of proceeds at the CL Realty and Temco joint ventures.

Cash Flows from Financing Activities. Cash flows used in financing activities decreased approximately $69.3 million between the six month 2012 and 2011 periods due to the following:

•	Cash flows from the Credit Facility decreased $177.8 million as repayments were made using proceeds from 2012 property sales and from the new $100.0 million 191 Peachtree Tower mortgage note;

•
Cash flows from notes payable and construction facilities increased $106.0 million from the new 191 Peachtree Tower mortgage note payable and amounts drawn on the Mahan Village LLC facility to fund its construction;

•	Cash flows decreased $3.4 million from the payment of loan issuance costs related to the 191 Peachtree Tower mortgage and the 2012 amendment of the Credit Facility; and

•
Cash flows increased $4.5 million from distributions to noncontrolling interests, primarily as a result of the 2011 distribution of $5.1 million to the partner in Jefferson Mill for its share of sales proceeds.

Capital Expenditures. The Company incurs costs related to its real estate assets that include acquisition of undeveloped land, development and construction of new properties, redevelopment of existing properties, leasing costs for tenants, and ongoing property repairs and maintenance. In addition, the Company may purchase existing operating properties.
Capital expenditures for certain types of real estate are categorized as operating activities in the Statements of Cash Flows, such as those for the development of residential lots. The Company did not incur any significant expenditures for the development of residential lots during the six months ended June 30, 2012, and incurred $563,000 during the six months ended June 30, 2011. The Company does not anticipate entering into any new residential projects in the near term. Any upcoming expenditures will be used to complete current projects in inventory, and are not anticipated to be significant.
Capital expenditures for other types of real estate, mainly office and retail assets the Company develops, holds and operates, are included in property acquisition and development and tenant asset expenditures as investing activities in the Statements of Cash Flows. Amounts accrued are removed from the table below to show the components of these costs on a cash basis to match the presentation in the Statement of Cash Flows. Property acquisition and development expenditures for the six months ended June 30, 2012 and 2011 are as follows (in thousands):

	Six Months Ended June 30,
	2012	2011
Development	$7,397	$—
Redevelopment — building improvements	—	3,870
Redevelopment — leasing costs	—	2,338
Operating - building improvements	992	112
Operating — leasing costs	7,238	10,273
Capitalized interest	230	—
Capitalized personnel costs	647	610
Accrued capital adjustment	2,054	(2,288)
Total property acquisition and development expenditures	$18,558	$14,915

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
Dividends. The Company paid cash common and preferred dividends of $15.8 million in each of the six month 2012 and 2011 periods, which it funded with cash provided by operating activities. The Company currently intends to pay future dividends in cash, and expects to fund its quarterly distributions to common and preferred stockholders with cash provided by operating activities.
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
Debt. At June 30, 2012, the Company's share of unconsolidated joint venture debt to third parties was approximately $156.4 million. These loans are generally mortgage or construction loans, most of which are non-recourse to the Company, except as described in the paragraphs below. In addition, in certain instances, the Company provides “non-recourse carve-out guarantees” on these non-recourse loans. Certain of these loans have variable interest rates, which creates exposure to the ventures in the form of market risk from interest rate changes. At June 30, 2012, approximately $32.5 million of the loans at unconsolidated joint ventures were recourse to the Company.
CF Murfreesboro Associates, of which the Company owns 50%, has a $113.2 million facility that matures on July 20, 2013, and $96.6 million was drawn at June 30, 2012. The Company has a $26.2 million repayment guarantee on the loan.
The Company guarantees 25% of two of the four outstanding loans at the Cousins Watkins LLC joint venture, which owns four retail shopping centers. The loans have a total capacity of $16.3 million, of which the Company guarantees $4.1 million. At June 30, 2012, the Company guaranteed $2.9 million, based on current amounts outstanding under these loans. These guarantees will be released if certain metrics at the centers are achieved.
The Company guarantees repayment of 18.75% of the outstanding balance of the EP I construction loan, which has a maximum available of $61.1 million, equaling a total guarantee of approximately $11.5 million. This guarantee may be eliminated after project completion, based on certain covenants. At June 30, 2012, the Company guaranteed approximately $3.4 million based on the amount outstanding under the loan.
Bonds. The unconsolidated joint ventures also had performance bonds of $115,256 at June 30, 2012, which the Company guarantees through an indemnity agreement with the bond issuer. These performance bonds relate to construction projects at the retail center owned by CF Murfreesboro.
Critical Accounting Policies
There have been no material changes in the Company's critical accounting policies from those disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
In the first quarter of 2012, the Company entered into a fixed-rate, $100 million mortgage note payable secured by 191 Peachtree Tower. The proceeds from this mortgage were used to reduce the amount outstanding under the variable rate Credit Facility. In addition, the Credit Facility was amended to, among other things, extend the maturity to February 28, 2016 and reduce the interest spread over LIBOR. Therefore, the market risk associated with Company's notes payable has changed since that disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2011. The following table outlines the market risk associated with the Company's consolidated notes payable as of June 30, 2012 ($ in thousands):

	Twelve months ended June 30,
	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value
Fixed Rate:
Principal maturities	$4,473	$4,906	$5,020	$19,345	$6,990	$373,837	$414,571	$437,642
Average interest rate	5.75%	'5.70%	5.76%	5.65%	5.09%	5.21%	5.25%	—
Variable Rate:
Principal maturities	$—	$—	$5,950	$40,500	$—	$—	$46,450	$46,101
Average interest rate (1)	—	—	'1.90%	1.85%	—	—	1.86%	—
(1) Interest rates on variable rate notes payable are equal to the variable rates in effect on June 30, 2012.

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
No purchases of common or preferred stock occurred during the second quarter of 2012.

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

3.2		Bylaws of the Registrant, as amended and restated May 8, 2012 and incorporated herein by reference.

11.0	*	Computation of Per Share Earnings
31.1	†	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	†	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	†	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	†	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	†
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

COUSINS PROPERTIES INCORPORATED
/s/ Gregg D. Adzema
Gregg D. Adzema
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)
Date: July 31, 2012