Form 10-Q
period 2012-09-30
COUSINS PROPERTIES INC
filed 2012-10-30
CIK 25232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 26, 2012
Common Stock, $1 par value per share	104,119,830 shares

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
The forward-looking statements are based upon management's beliefs, assumptions and expectations of the Company's future performance, taking into account information currently available. These beliefs, assumptions and expectations may change as a result of many possible events or factors, not all of which are known. If a change occurs, the Company's business, financial condition, liquidity and results of operations may vary materially from those expressed in forward-looking statements. Actual results may vary from forward-looking statements due to, but not limited to, the following:

•	availability and terms of capital and financing, to refinance indebtedness as it matures;

•	failure of purchase, sale or other contracts to ultimately close;

•	the availability of buyers and adequate pricing with respect to the disposition of assets;

•	risks and uncertainties related to national and local economic conditions, the real estate industry in general and in specific markets, and the commercial markets in particular;

•	changes in the Company's business and financial strategy and/or continued market and economic conditions requiring the recognition of impairment losses;

•	the effects of the sale of the Company's third party management business;

•
leasing risks, including the inability to obtain new tenants or renew expiring tenants on favorable terms, or at all, and the ability to lease newly developed, recently acquired or current vacant space;

•	financial condition of existing tenants;

•	volatility in interest rates and insurance rates;

•	the availability of sufficient investment opportunities;

•	competition from other developers or investors;

•	the risks associated with real estate developments and acquisitions (such as construction delays, cost overruns and leasing risk);

•	loss of key personnel;

•	potential liability for uninsured losses, condemnation or environmental issues;

•	potential liability for a failure to meet regulatory requirements;

•	the financial condition and liquidity of, or disputes with, joint venture partners;

•	any failure to comply with debt covenants under credit agreements; and

•	any failure to continue to qualify for taxation as a real estate investment trust.
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

PART I — FINANCIAL INFORMATION
Item 1.    Financial Statements.
COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share and per share amounts)

	September 30, 2012	December 31, 2011
	(unaudited)
ASSETS
PROPERTIES:
Operating properties, net of accumulated depreciation of $247,774 and $289,473 in 2012 and 2011, respectively	$674,615	$884,652
Projects under development	24,668	11,325
Land held	51,217	54,132
Residential lots	11,965	13,195
Other	431	637
Total properties	762,896	963,941

OPERATING PROPERTIES AND RELATED ASSETS HELD FOR SALE, net of accumulated depreciation of $46,936 in 2012	174,054	—

CASH AND CASH EQUIVALENTS	5,469	4,858
RESTRICTED CASH	2,749	4,929
NOTES AND ACCOUNTS RECEIVABLE, net of allowance for doubtful accounts of $1,207 and $5,100 in 2012 and 2011, respectively	11,163	11,359
DEFERRED RENTS RECEIVABLE	37,840	37,141
INVESTMENT IN UNCONSOLIDATED JOINT VENTURES	139,782	160,587
OTHER ASSETS	65,148	52,720

TOTAL ASSETS	$1,199,101	$1,235,535

LIABILITIES AND EQUITY
NOTES PAYABLE	$518,630	$539,442
ACCOUNTS PAYABLE AND OTHER LIABILITIES	40,073	38,592
DEFERRED INCOME	12,498	17,343
TOTAL LIABILITIES	571,201	595,377

COMMITMENTS AND CONTINGENT LIABILITIES

REDEEMABLE NONCONTROLLING INTERESTS	—	2,763

STOCKHOLDERS’ INVESTMENT:
Preferred stock, 20,000,000 shares authorized, $1 par value:
7.75% Series A cumulative redeemable preferred stock, $25 liquidation preference; 2,993,090 shares issued and outstanding in 2012 and 2011	74,827	74,827
7.50% Series B cumulative redeemable preferred stock, $25 liquidation preference; 3,791,000 shares issued and outstanding in 2012 and 2011	94,775	94,775
Common stock, $1 par value, 250,000,000 shares authorized, 107,705,782 and 107,272,078 shares issued in 2012 and 2011, respectively	107,706	107,272
Additional paid-in capital	689,194	687,835
Treasury stock at cost, 3,570,082 shares in 2012 and 2011	(86,840)	(86,840)
Distributions in excess of cumulative net income	(285,508)	(274,177)
TOTAL STOCKHOLDERS’ INVESTMENT	594,154	603,692

Nonredeemable noncontrolling interests	33,746	33,703
TOTAL EQUITY	627,900	637,395

TOTAL LIABILITIES AND EQUITY	$1,199,101	$1,235,535

See accompanying notes.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
REVENUES:
Rental property revenues	$32,592	$27,022	$92,846	$78,802
Fee income	7,343	3,909	12,985	10,729
Residential lot sales	732	165	2,216	410
Other	3,061	447	4,587	6,154
	43,728	31,543	112,634	96,095
COSTS AND EXPENSES:
Rental property operating expenses	14,400	11,775	39,595	33,658
Residential lot and outparcel cost of sales	354	158	1,334	303
General and administrative expenses	5,255	4,295	17,523	17,828
Interest expense	5,793	6,601	17,936	21,503
Reimbursed expenses	1,235	1,866	3,968	4,749
Depreciation and amortization	11,567	8,719	32,526	25,562
Impairment losses	488	—	488	3,508
Separation expenses	574	15	866	193
Other	2,257	773	3,504	4,760
	41,923	34,202	117,740	112,064
LOSS ON EXTINGUISHMENT OF DEBT	—	(74)	(94)	(74)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE TAXES, UNCONSOLIDATED JOINT VENTURES AND SALE OF INVESTMENT PROPERTIES	1,805	(2,733)	(5,200)	(16,043)
(PROVISION) BENEFIT FOR INCOME TAXES FROM OPERATIONS	(60)	180	(120)	217
INCOME FROM UNCONSOLIDATED JOINT VENTURES	2,269	2,660	14,217	7,468
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE GAIN ON SALE OF INVESTMENT PROPERTIES	4,014	107	8,897	(8,358)
GAIN ON SALE OF INVESTMENT PROPERTIES	60	59	146	177
INCOME (LOSS) FROM CONTINUING OPERATIONS	4,074	166	9,043	(8,181)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS:
Income (loss) from discontinued operations	1,760	2,619	(5,093)	6,503
Gain on sale of discontinued operations, net	7,444	2,821	8,204	2,437
	9,204	5,440	3,111	8,940
NET INCOME	13,278	5,606	12,154	759
NET (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(608)	(2,192)	259	(3,454)
NET INCOME (LOSS) ATTRIBUTABLE TO CONTROLLING INTEREST	12,670	3,414	12,413	(2,695)
DIVIDENDS TO PREFERRED STOCKHOLDERS	(3,226)	(3,226)	(9,680)	(9,680)

NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	$9,444	$188	$2,733	$(12,375)

PER COMMON SHARE INFORMATION — BASIC AND DILUTED:
Income (loss) from continuing operations attributable to controlling interest	$—	$(0.05)	$—	$(0.21)
Income from discontinued operations	0.09	0.05	0.03	0.09
Net income (loss) available to common stockholders	$0.09	$—	$0.03	$(0.12)

WEIGHTED AVERAGE SHARES — BASIC	104,193	103,715	104,120	103,631
WEIGHTED AVERAGE SHARES — DILUTED	104,203	103,715	104,125	103,631
DIVIDENDS DECLARED PER COMMON SHARE	$0.045	$0.045	$0.135	$0.135
See accompanying notes

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
Nine Months Ended September 30, 2012 and 2011
(unaudited, in thousands)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Treasury Stock	Distributions in Excess of Net Income	Stockholders’ Investment	Nonredeemable Noncontrolling Interests	Total Equity
Balance December 31, 2011	$169,602	$107,272	$687,835	$(86,840)	$(274,177)	$603,692	$33,703	$637,395
Net income	—	—	—	—	12,413	12,413	1,743	14,156
Common stock issued pursuant to:
Director stock grants	—	72	468	—	—	540	—	540
Restricted stock grants, net of amounts withheld for income taxes	—	448	(617)	—	—	(169)	—	(169)
Amortization of stock options and restricted stock, net of forfeitures	—	(86)	1,508	—	—	1,422	—	1,422
Distributions to noncontrolling interests	—	—	—	—	—	—	(1,700)	(1,700)
Cash preferred dividends paid	—	—	—	—	(9,680)	(9,680)	—	(9,680)
Cash common dividends paid	—	—	—	—	(14,064)	(14,064)	—	(14,064)
Balance September 30, 2012	$169,602	$107,706	$689,194	$(86,840)	$(285,508)	$594,154	$33,746	$627,900

Balance December 31, 2010	$169,602	$106,962	$684,551	$(86,840)	$(114,196)	$760,079	$32,772	$792,851
Net income (loss)	—	—	—	—	(2,695)	(2,695)	3,358	663
Common stock issued pursuant to:
Director stock grants	—	82	625	—	—	707	—	707
Stock option exercises	—	4	30	—	—	34	—	34
Restricted stock grants, net of amounts withheld for income taxes	—	244	(263)	—	—	(19)	—	(19)
Amortization of stock options and restricted stock, net of forfeitures	—	(8)	1,691	—	—	1,683	—	1,683
Change in fair value of redeemable noncontrolling interests	—	—	(526)	—	—	(526)	—	(526)
Contributions from noncontrolling interests	—	—	—	—	—	—	1,300	1,300
Distributions to noncontrolling interests	—	—	—	—	—	—	(1,712)	(1,712)
Cash preferred dividends paid	—	—	—	—	(9,680)	(9,680)	—	(9,680)
Cash common dividends paid	—	—	—	—	(13,982)	(13,982)	—	(13,982)
Balance September 30, 2011	$169,602	$107,284	$686,108	$(86,840)	$(140,553)	$735,601	$35,718	$771,319
See accompanying notes.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,154	$759
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sales of investment properties and other, net, including discontinued operations	(8,350)	(2,614)
Loss on extinguishment of debt	94	74
Impairment losses	12,721	3,508
Depreciation and amortization, including discontinued operations	41,148	40,283
Amortization of deferred financing costs	784	1,480
Stock-based compensation	1,422	1,683
Effect of recognizing rental revenues on a straight-line or market basis	(3,056)	(5,302)
Income from unconsolidated joint ventures	(14,217)	(7,468)
Operating distributions from unconsolidated joint ventures	12,065	7,416
Residential lot and multi-family cost of sales, net of closing costs paid	1,385	2,547
Residential lot development expenditures	(51)	(818)
Changes in other operating assets and liabilities:
Change in other receivables and other assets	(2,069)	(1,015)
Change in accounts payable and other liabilities	(1,619)	(2,052)
Net cash provided by operating activities	52,411	38,481

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investment properties and other	73,052	69,615
Property acquisition, development and tenant asset expenditures	(94,118)	(34,700)
Investment in unconsolidated joint ventures	(6,571)	(13,885)
Distributions from unconsolidated joint ventures	25,767	5,403
Collection of notes receivable	1,156	348
Change in other assets	(2,733)	(3,210)
Change in restricted cash	2,180	10,007
Net cash provided by (used in) investing activities	(1,267)	33,578

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facility	414,200	98,850
Repayments of credit facility	(518,950)	(84,450)
Proceeds from notes payable and construction facilities	111,632	—
Repayment of notes payable	(27,694)	(58,401)
Payment of loan issuance costs	(3,419)	(442)
Common stock issued, net of expenses	—	18
Common dividends paid	(14,064)	(13,982)
Preferred dividends paid	(9,680)	(9,680)
Contributions from noncontrolling interests	—	1,300
Distributions to noncontrolling interests	(2,558)	(7,237)
Net cash used in financing activities	(50,533)	(74,024)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	611	(1,965)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,858	7,599
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,469	$5,634

INTEREST PAID, NET OF AMOUNTS CAPITALIZED	$17,320	$19,679
INCOME TAXES REFUNDED	$—	$377

SIGNFICANT NON-CASH TRANSACTIONS:
Transfer from other assets to investment in unconsolidated joint ventures	$—	$6,050
Transfer from operating properties to operating properties and related assets held for sale	$174,054	$—

See accompanying notes.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
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
The condensed consolidated financial statements are unaudited and were prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, these financial statements reflect all adjustments necessary (which adjustments are of a normal and recurring nature) for the fair presentation of the Company's financial position as of September 30, 2012 and the results of operations for the three and nine months ended September 30, 2012 and 2011. The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of results expected for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011. The accounting policies employed are substantially the same as those shown in Note 2 to the consolidated financial statements included in such Form 10-K.
During the third quarter of 2012, the Company identified an error in the previous classification of the $12.2 million impairment loss associated with the sale The Avenue Collierville, which occurred during the second quarter of 2012. For the nine month period ended September 30, 2012, the Company has corrected the classification of the impairment loss from impairment losses to income (loss) from discontinued operations on the Consolidated Statements of Operations. Management does not believe such correction is material to the previously issued financial statements. In the second quarter of 2012, the Company reclassified deferred rents receivable from notes and accounts receivable to a separate line on the Consolidated Balance Sheets.  In addition, deferred gain, which was previously presented as a separate line on the Consolidated Balance Sheets, was reclassified to deferred income.  Also, accounts payable and accrued liabilities were revised to include security and construction deposits, which were previously presented in deposits and deferred income.   Prior periods have been revised to conform to this new presentation.
2. NOTES PAYABLE, INTEREST EXPENSE AND COMMITMENTS AND CONTINGENCIES
The following table summarizes the terms and amounts of the Company’s notes payable at September 30, 2012 and December 31, 2011 ($ in thousands):

Description	Interest Rate	Term/Amortization Period (Years)	Maturity	September 30, 2012	December 31, 2011
Terminus 100 mortgage note	5.25%	12/30	1/1/2023	$136,651	$138,194
The American Cancer Society Center mortgage note	6.45%	10/30	9/1/2017	134,615	135,650
191 Peachtree Tower mortgage note (interest only until May 1, 2016) (see discussion below)	3.35%	6.5/30	10/1/2018	100,000	—
Credit Facility, unsecured (see discussion below)	1.71%	4/N/A	2/28/2016	93,500	198,250
Meridian Mark Plaza mortgage note	6.00%	10/30	8/1/2020	26,286	26,554
100/200 North Point Center East mortgage note (see discussion below)	5.39%	5/30	6/1/2012	—	24,478
The Points at Waterview mortgage note	5.66%	10/25	1/1/2016	15,775	16,135
Mahan Village construction facility	1.86%	3/N/A	9/12/2014	11,633	1
Callaway Gardens	4.13%	N/A	11/18/2013	170	180
				$518,630	$539,442
Credit Facility
On February 28, 2012, the Company amended its $350 million senior unsecured line of credit by entering into the Second Amended and Restated Credit Agreement (the “Credit Facility”), which replaced the Amended and Restated Credit Agreement dated August 29, 2007 (the “Old Facility"). The Credit Facility amended the Old Facility by, among other things, extending the maturity date from August 29, 2012 to February 28, 2016, with an additional one-year extension option upon certain conditions and with the payment of a fee. It also added an accordion feature, which authorized the maximum amount available to be borrowed to increase to $500 million under certain conditions and in specified increments.
The Credit Facility contains financial covenants that require, among other things, the maintenance of an unencumbered interest coverage ratio of at least 2.00; a fixed charge coverage ratio of at least 1.40, increasing to 1.50 during any extension period; and maximum leverage of no more than 60%.
The Credit Facility also reduced the Company's interest rate spreads on borrowings. The Company may borrow funds at an interest rate, at its option, calculated as either (1) the current London Interbank Offered Rate (LIBOR) plus the applicable spread as detailed below or (2) the greater of Bank of America's prime rate, the federal funds rate plus 0.50% or the one-month LIBOR plus 1.0% (the “Base Rate”), plus the applicable spread as detailed below. The Company also pays an annual facility fee on the total commitment under the Credit Facility. The pricing spreads and the Facility Fee under the Credit Facility are as follows:

Leverage Ratio	Applicable % Spread for LIBOR	Applicable % Spread for Base Rate	Annual Facility Fee %

≤ 40%	1.50%	0.50%	0.20%
>40% but ≤ 50%	1.60%	0.60%	0.25%
>50% but ≤ 55%	1.90%	0.90%	0.35%
>55% but ≤ 60%	2.10%	1.10%	0.40%
The Company selected the LIBOR for interest calculation purposes in September 2012, and the applicable spread at September 30, 2012 was 1.50%.
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
Fair Value
At September 30, 2012 and December 31, 2011, the aggregate estimated fair values of the Company's notes payable were $539.9 million and $568.5 million, respectively, calculated by discounting future cash flows using estimated rates at which similar loans could have been obtained at those respective dates. This fair value calculation is considered to be a Level 2 calculation under the guidelines as set forth in ASC 820, “Fair Value Measurements and Disclosures,” as the Company utilizes estimates of market rates for similar type loans from third party brokers in its discounted cash flow calculations.
Other Information

For the three and nine months ended September 30, 2012 and 2011, interest expense was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Total interest incurred	$6,337	$6,838	$19,395	$21,740
Interest capitalized	(544)	(237)	(1,459)	(237)
Total interest expense	$5,793	$6,601	$17,936	$21,503
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
At September 30, 2012, the Company had outstanding letters of credit and performance bonds totaling $2.7 million. As a lessor, the Company has $14.8 million in future obligations under leases to fund tenant improvements as of September 30, 2012. As a lessee, the Company has future obligations under ground and office leases of approximately $15.9 million at September 30, 2012.
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
3. EARNINGS PER SHARE
Net income (loss) per share-basic is calculated as net income (loss) available to common stockholders divided by the weighted average number of common shares outstanding during the period, including nonvested restricted stock which has nonforfeitable dividend rights. Net income (loss) per share-diluted is calculated as net income (loss) available to common stockholders divided by the diluted weighted average number of common shares outstanding during the period. Diluted weighted average number of common shares uses the same weighted average share number as in the basic calculation and adds the potential dilution, if any, that would occur if stock options (or any other contracts to issue common stock) were exercised and resulted in additional common shares outstanding, calculated using the treasury stock method. The numerator is reduced for the effect of preferred dividends in both the basic and diluted net income (loss) per share calculations. Weighted average shares-basic and diluted for the three and nine months ending September 30, 2012 and 2011 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Weighted average shares — basic	104,193	103,715	104,120	103,631
Dilutive potential common shares — stock options	10	—	5	—
Weighted average shares — diluted	104,203	103,715	104,125	103,631
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Anti-dilutive options	4,795	6,479	4,799	6,453
4. STOCK-BASED COMPENSATION
The Company has several types of stock-based compensation - stock options, restricted stock, long-term incentive awards and restricted stock units (“RSUs”) - which are described in Note 6 of “Notes to Consolidated Financial Statements” in the Company's Annual Report on Form 10-K for the year ended December 31, 2011. The expense related to certain stock-based compensation awards is fixed. The expense related to other awards fluctuates from period to period dependent, in part, on the Company's stock price. The Company recorded net stock-based compensation expense of $334,000 and an expense reversal of $435,000 for the three months ended September 30, 2012 and 2011, respectively, and recorded net stock-based compensation of $2.5 million and $1.3 million for the nine months ended September 30, 2012 and 2011, respectively.
The Company made restricted stock grants in 2012 of 261,973 shares to key employees, which vest ratably over a three-year period. In addition, the Company awarded two types of performance-based RSUs to key employees based on the following performance metrics: (1) Total Stockholder Return of the Company, as defined, as compared to the companies in the SNL US REIT Office index (“TSR SNL RSUs”), and (2) the ratio of cumulative funds from operations per share to targeted cumulative funds from operations per share (“FFO RSUs”) as defined in the plan. The performance period for both awards is January 1, 2012 to December 31, 2014, and the targeted units awarded of TSR SNL RSUs and FFO RSUs is 162,783 and 101,918, respectively. The ultimate payout of these awards can range from 0% to 200% of the targeted number of units depending on the achievement of the performance metrics described above. Both of these types of RSUs cliff vest on February 15, 2015 and are dependent upon the attainment of required service and performance criteria. The number of RSUs vesting will be determined at that date, and the payout per unit will be equal to the average closing price on each trading day during the 30-day period ending on December 31, 2014. The TSR SNL RSUs are expensed using a quarterly Monte Carlo valuation over the vesting period. The FFO RSUs are expensed over the vesting period using the fair market value of the Company's stock at the reporting date multiplied by the anticipated number of units to be paid based on the current estimate of what the ratio is expected to be upon vesting.
Also in 2012, the Company made a special grant of restricted stock of 208,333 shares to its Chief Executive Officer, which vests ratably over a three-year period. Additionally, the Company issued performance-based RSUs to the Chief Executive Officer. The targeted number of units awarded is 281,532. The payout of these awards can range from 0% to 150% of the targeted number of units depending on the Total Stockholder Return of the Company, as defined on an absolute basis, compared to the total stockholder return for the companies in the SNL US REIT Office Index. The performance period of the awards is from January 1, 2012 to December 31, 2016 with interim performance measurement dates at each of the third, fourth and fifth anniversaries. To the extent that the Company has attained the defined performance goals at the end each of these periods, one-third of the units may be credited after each of the third and fourth anniversaries, with the balance credited at the end of the fifth anniversary, and to be awarded subject to continuous employment on the fifth anniversary. This award is expensed using a quarterly Monte Carlo valuation over the vesting period. The number of RSUs vesting under this award will be determined at the fifth anniversary date of the grant, and the cash payout per unit will be equal to the average closing price on each trading day during the 30-day period ending with such date.
5. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES
The Company describes its investments in unconsolidated joint ventures in Note 4 of “Notes to Consolidated Financial Statements” in its Annual Report on Form 10-K for the year ended December 31, 2011. The following table summarizes balance sheet data of the Company's unconsolidated joint ventures as of September 30, 2012 and December 31, 2011 (in thousands):

	Total Assets		Total Debt		Total Equity		Company’s Investment
SUMMARY OF FINANCIAL POSITION:	2012	2011	2012	2011	2012	2011	2012		2011
Palisades West LLC	$120,035	$124,588	$—	$—	$79,025	$81,635	$41,259		$42,616
EP I LLC	74,387	33,343	33,525	1	32,999	29,137	28,175		24,827
Cousins Watkins LLC	54,888	56,096	28,331	28,571	25,647	26,893	16,439		16,321
CF Murfreesboro Associates	122,685	125,668	95,586	98,922	25,125	24,810	14,509		14,421
CP Venture IV Holdings LLC	290,149	301,352	35,572	36,031	246,690	255,881	14,092		14,694
Charlotte Gateway Village, LLC	144,152	146,854	72,046	83,097	68,705	62,423	10,308		10,333
Temco Associates, LLC	8,404	23,653	—	2,787	8,056	20,646	4,006		7,363
MSREF/ Cousins Terminus 200 LLC	95,641	92,421	74,117	68,562	19,927	17,967	3,984		3,593
CL Realty, L.L.C.	7,274	44,481	—	1,056	6,927	42,932	3,464		22,413
CP Venture LLC entities	100,258	102,178	—	—	98,509	99,942	3,192		3,343
Pine Mountain Builders, LLC	225	429	—	—	41	153	209		632
Ten Peachtree Place Associates	790	22,523	—	26,192	758	(4,145)	116		(3,679)	*
TRG Columbus Development Venture, Ltd.	2,389	2,450	—	—	1,847	1,857	29		31
Terminus 200 LLC	789	789	—	—	789	789	—		—
Wildwood Associates	21,281	21,224	—	—	21,185	21,221	(1,658)	*	(1,639)	*
Crawford Long - CPI, LLC	33,153	32,739	46,787	47,631	(15,729)	(16,137)	(6,698)	*	(6,873)	*
	$1,076,500	$1,130,788	$385,964	$392,850	$620,501	$666,004	$131,426		$148,396
*Negative balances are included in Deferred Income on the Balance Sheets.
The following table summarizes statement of operations information of the Company's unconsolidated joint ventures for the nine months ended September 30, 2012 and 2011 (in thousands):

	Total Revenues		Net Income (Loss)		Company's Share of Income (Loss)
SUMMARY OF OPERATIONS:	2012	2011	2012	2011	2012	2011
Palisades West LLC	$12,566	$12,256	$4,350	$4,371	$2,083	$2,132
EP I LLC	306	—	(53)	(6)	(39)	(4)
Cousins Watkins LLC	4,365	3,633	24	47	1,810	1,799
CF Murfreesboro Associates	9,920	9,903	316	307	(46)	(44)
CP Venture IV Holdings LLC	22,558	23,133	2,814	3,111	778	811
Charlotte Gateway Village, LLC	24,821	24,324	7,189	6,517	882	882
Temco Associates, LLC	560	405	(141)	(782)	(275)	(383)
MSREF/ Cousins Terminus 200 LLC	9,242	3,875	(727)	(2,912)	(146)	(584)
CL Realty, L.L.C.	2,294	5,282	840	2,481	105	1,007
CP Venture LLC entities	14,535	14,259	7,280	6,132	752	619
Pine Mountain Builders, LLC	1,260	2,926	(111)	(156)	(423)	(78)
Ten Peachtree Place Associates	2,488	5,413	20,938	801	7,852	413
TRG Columbus Development Venture, Ltd.	9	23	(10)	(1)	(3)	48
Wildwood Associates	—	—	(127)	(126)	(63)	(63)
Crawford Long - CPI, LLC	8,697	8,924	1,908	1,828	950	913
	$113,621	$114,356	$44,490	$21,612	$14,217	$7,468
In March 2012, CL Realty, L.L.C. and Temco Associates, LLC sold their interests in 18 residential development projects and related residential land to Forestar Realty Inc., the Company's partner in both ventures. The Company's share of the proceeds from the sale was $23.5 million.
In the second quarter of 2012, the Ten Peachtree Place Associates joint venture sold Ten Peachtree Place, a 260,000 square foot office building in Atlanta, Georgia, for $45.3 million. The Company recognized a gain on this transaction through income from unconsolidated entities of $7.5 million.
In the third quarter of 2012, Dimensional Fund Advisors, the Company's partner in Palisades West LLC, notified the Company that it will exercise its option to purchase the Company's interests in the joint venture. This transaction is expected to close in the fourth quarter of 2012.
6. OTHER ASSETS

Other Assets on the Balance Sheets as of September 30, 2012 and December 31, 2011 included the following (in thousands):

	September 30, 2012	December 31, 2011
Lease inducements, net of amortization of of $4,544 and $3,696 in 2012 and 2011, respectively	$11,541	$12,219
Investment in Verde Realty	5,380	5,868
FF&E and leasehold improvements, net of accumulated depreciation of $18,504 and $17,814 in 2012 and 2011, respectively	4,398	4,736
Loan closing costs, net of accumulated amortization of $2,421 and $4,026 in 2012 and 2011, respectively	3,976	1,435
Prepaid expenses and other assets	2,932	2,168
Predevelopment costs and earnest money	1,958	581
Intangible Assets:
In-place leases, net of accumulated amortization of $5,099 and $2,833 in 2012 and 2011, respectively	22,767	16,144
Goodwill	5,039	5,155
Above market leases, net of accumulated amortization of $9,369 and $8,845 in 2012 and 2011, respectively	7,157	4,414
	$65,148	$52,720

Investment in Verde Realty relates to a cost method investment in a privately-held real estate investment trust. In the third quarter of 2012, the Company reduced its investment in Verde Realty by $488,000 as a result of a merger of Verde into another real estate company. The Company expects to receive cash proceeds upon closing of this merger in the fourth quarter of 2012 of $5.4 million.
Goodwill relates entirely to the Office reportable segment. As office assets are sold, either by the Company or by joint ventures in which the Company has an ownership interest, goodwill is reduced. The following is a summary of goodwill activity for the nine months ended September 30, 2012 and September 30, 2011 (in thousands):

	Nine Months Ended September 30,
	2012	2011
Beginning balance	$5,155	$5,430
Allocated to property sales	(116)	(275)
Ending balance	$5,039	$5,155
7. NONCONTROLLING INTERESTS
The Company consolidates various joint ventures that are involved in the ownership and/or development of real estate. The following table details the components of Redeemable Noncontrolling Interests in consolidated entities for the nine months ended September 30, 2012 and 2011 (in thousands):

	Nine Months Ended September 30,
	2012	2011

Beginning Balance	$2,763	$14,289
Net income (loss) attributable to redeemable noncontrolling interests	(2,002)	96
Distributions to redeemable noncontrolling interests	(858)	(5,525)
Other	97	—
Change in fair value of redeemable noncontrolling interests	—	526
Ending Balance	$—	$9,386
The following reconciles the net income or loss attributable to nonredeemable noncontrolling interests as shown in the Statements of Equity to the net income or loss attributable to noncontrolling interests as shown in the Statements of Operations, which includes both redeemable and nonredeemable interests, for the nine months ended September 30, 2012 and 2011 (in thousands):

	Nine Months Ended September 30,
	2012	2011
Net income attributable to nonredeemable noncontrolling interests	$1,743	$3,358
Net income (loss) attributable to redeemable noncontrolling interests	(2,002)	96
Net income (loss)	$(259)	$3,454
8. REPORTABLE SEGMENTS
The Company has five reportable segments: Office, Retail, Land, Third Party Management and Leasing, and Other. In the third quarter of 2012, the Company sold its third party management and leasing business. See Note 9 for detailed information. These reportable segments represent an aggregation of operating segments reported to the Chief Operating Decision Maker based on similar economic characteristics that include the type of product and the nature of service. Each segment includes both consolidated operations and joint ventures. The Office and Retail segments show the results for that product type. For these two segments, net operating income is calculated as rental property revenues less rental property operating expenses. The Land segment includes results of operations for certain land holdings and single-family residential communities that are sold as developed lots to homebuilders. Fee income and related expenses for the third party-owned office and retail properties which are managed or leased by the Company are included in the Third Party Management and Leasing segment. In prior years, the Company had an additional segment, the For-Sale Multi-Family Residential Unit segment, which included results of operations for the development and sale of multi-family real estate projects. The Company has sold substantially all of its multi-family residential units, and this line of business is no longer considered to be a separate reportable segment. The 2011 results for this segment are included in Other. The Other segment also includes:

•	fee income for third party owned development properties and joint venture properties for which the Company performs management, development and leasing services;

•	compensation for corporate employees, other than those in the Third Party Management and Leasing segment;

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

Three Months Ended September 30, 2012	Office	Retail	Land	Third Party Management and Leasing	Other	Total
Net operating property income, including discontinued operations	$17,242	$4,497	$—	$—	$—	$21,739
Fee income, net of reimbursed expenses	—	—	—	2,311	6,108	8,419
Residential lot and other sales, net of cost of sales	—	—	378	—	—	378
Other income	2,975	267	—	—	86	3,328
Third party management and leasing expenses	—	—	—	(1,782)	—	(1,782)
General and administrative expenses	—	—	—	—	(5,255)	(5,255)
Interest expense	—	—	—	—	(5,793)	(5,793)
Depreciation and amortization of non-real estate assets	—	—	—	—	(256)	(256)
Impairment losses	—	—	—	—	(488)	(488)
Separation expenses	—	—	—	—	(574)	(574)
Other expenses	—	(8)	—	—	(2,257)	(2,265)
Funds from operations from unconsolidated joint ventures	2,731	2,150	(137)	—	—	4,744
Gain on sale of third party management and leasing business	—	—	—	7,384	—	7,384
Funds from operations attributable to noncontrolling interests	—	—	—	—	(608)	(608)
Provision for income taxes from operations	—	—	—	—	(60)	(60)
Preferred stock dividends	—	—	—	—	(3,226)	(3,226)
Funds from operations available to common stockholders	$22,948	$6,906	$241	$7,913	$(12,323)	25,685

Real estate depreciation and amortization, including Company's share of joint ventures						(16,361)
Gain on sale of depreciable investment properties						120
Net income available to common stockholders						$9,444

Three Months Ended September 30, 2011	Office	Retail	Land	Third Party Management and Leasing	Other	Total
Net operating property income, including discontinued operations	$15,442	$5,026	$—	$—	$907	$21,375
Fee income, net of reimbursed expenses	—	—	14	3,300	2,029	5,343
Residential lot and other sales, net of cost of sales	—	—	7	—	—	7
Other income	368	—	—	—	80	448
Third party management and leasing expenses	—	—	—	(2,143)	—	(2,143)
General and administrative expenses	—	—	—	—	(4,295)	(4,295)
Interest expense	—	—	—	—	(6,601)	(6,601)
Loss on extinguishment of debt	—	—	—	—	(74)	(74)
Depreciation and amortization of non-real estate assets	—	—	—	—	(388)	(388)
Separation expenses	—	—	—	—	(15)	(15)
Other expenses	—	—	—	—	(790)	(790)
Funds from operations from unconsolidated joint ventures	2,766	2,110	225	—	(2)	5,099
Funds from operations attributable to noncontrolling interests	—	—	—	—	(611)	(611)
Benefit for income taxes from operations	—	—	—	—	180	180
Preferred stock dividends	—	—	—	—	(3,226)	(3,226)
Funds from operations available to common stockholders	$18,576	$7,136	$246	$1,157	$(12,806)	14,309

Real estate depreciation and amortization, including Company's share of joint ventures						(15,420)
Noncontrolling interest related to gain on sale of depreciated investment properties						(1,581)
Gain on sale of depreciable investment properties, net						2,880
Net income available to common stockholders						$188

Nine Months Ended September 30, 2012	Office	Retail	Land	Third Party Management and Leasing	Other	Total
Net operating income, including discontinued operations	$50,920	$15,297	$—	$—	$1	$66,218
Fee income, net of reimbursed expenses	—	—	—	8,396	9,018	17,414
Residential lot and other sales, net of cost of sales	—	—	882	—	—	882
Other income	2,975	472	—	—	1,612	5,059
Third party management and leasing expenses	—	—	—	(6,034)	—	(6,034)
General and administrative expenses	—	—	—	—	(17,523)	(17,523)
Interest expense	—	—	—	—	(17,936)	(17,936)
Depreciation and amortization of non-real estate assets	—	—	—	—	(843)	(843)
Impairment losses	—	—	—	—	(488)	(488)
Loss on extinguishment of debt	—	—	—	—	(94)	(94)
Separation expenses	—	—	—	—	(866)	(866)
Other expenses	—	—	—	—	(3,543)	(3,543)
Funds from operations from unconsolidated joint ventures	8,440	6,436	(594)	—	(3)	14,279
Gain on sale of third party management and leasing business	—	—	—	7,384	—	7,384
Funds from operations attributable to noncontrolling interests	—	—	—	—	(1,784)	(1,784)
Provision for income taxes from operations	—	—	—	—	(120)	(120)
Preferred stock dividends	—	—	—	—	(9,680)	(9,680)
Funds from operations available to common stockholders	$62,335	$22,205	$288	$9,746	$(42,249)	52,325

Real estate depreciation and amortization, including Company's share of joint ventures						(47,936)
Impairment loss on depreciable investment property						(12,233)
Noncontrolling interest related to gain on sale of depreciated investment properties						2,043
Gain on sale of depreciated investment properties						8,534
Net income available to common stockholders						$2,733

Nine Months Ended September 30, 2011	Office	Retail	Land	Third Party Management and Leasing	Other	Total
Net operating property income, including discontinued operations	$46,152	$15,607	$—	$—	$2,868	$64,627
Fee income, net of reimbursed expenses	—	—	105	7,536	5,875	13,516
Residential lot and other sales, net of cost of sales	—	50	57	—	2,177	2,284
Other income	1,185	34	—	—	386	1,605
Third party management and leasing expenses	—	—	—	(5,859)	—	(5,859)
General and administrative expenses	—	—	—	—	(17,828)	(17,828)
Interest expense	—	—	—	—	(21,503)	(21,503)
Loss on extinguishment of debt	—	—	—	—	(74)	(74)
Impairment loss	—	—	—	—	(3,508)	(3,508)
Depreciation and amortization of non-real estate assets	—	—	—	—	(1,323)	(1,323)
Separation expenses	—	—	—	—	(193)	(193)
Other expenses	—	—	—	—	(2,324)	(2,324)
Funds from operations from unconsolidated joint ventures	8,215	6,476	504	—	48	15,243
Funds from operations attributable to noncontrolling interests	—	—	—	—	(1,873)	(1,873)
Benefit for income taxes from operations	—	—	—	—	217	217
Preferred stock dividends	—	—	—	—	(9,680)	(9,680)
Funds from operations available to common stockholders	$55,552	$22,167	$666	$1,677	$(46,735)	33,327

Real estate depreciation and amortization, including Company's share of joint ventures						(46,735)
Noncontrolling interest related to gain on sale of depreciated investment properties						(1,581)
Gain on sale of depreciable investment properties, net						2,614
Net loss available to common stockholders						$(12,375)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net operating property income, including discontinued operations	$21,739	$21,375	$66,218	$64,627
Plus rental property operating expenses	14,400	11,775	39,595	33,658
Fee income	8,419	5,343	17,414	13,516
Third party management and leasing expense reimbursements	(2,311)	(3,300)	(8,397)	(7,536)
Reimbursed expenses	1,235	1,866	3,968	4,749
Residential and other sales, net of cost of sales, including gain on sale of undepreciated investment properties	378	7	882	2,284
Plus residential lot and other cost of sales	354	158	1,334	2,790
Net operating income from discontinued operations not included in revenues	(3,547)	(6,128)	(12,967)	(19,483)
Other income	3,328	448	5,059	1,605
Other income - discontinued operations	(267)	(1)	(472)	(115)
Total consolidated revenues	$43,728	$31,543	$112,634	$96,095
9. ACQUISITIONS, DISPOSITIONS, AND OTHER INFORMATION

Purchase of Investment Property
In the third quarter of 2012, the Company purchased 2100 Ross Avenue, a 844,000 square foot Class-A office building in the Arts District submarket of Dallas, Texas, and paid cash of $59.2 million. In addition, the Company assumed $4.2 million in liabilities associated with the building including tenant improvement liabilities, property tax liabilities, and deferred revenue. In accordance with applicable accounting rules, the Company included these assumed liabilities in the purchase price of the asset. The Company allocated the purchase price among the assets and liabilities acquired based on their respective fair values. The the three months ended September 30, 2012, the Company incurred approximately $369,000 in acquisition costs in conjunction with the purchase, which were recorded in Other Expense in the Statement of Operations. The following table summarizes the fair value of the assets and liabilities acquired (in thousands):

Tangible assets:
Land and improvements	$5,987
Building	36,705
Tenant improvements	9,034
Tangible assets	51,726

Intangible assets:
Above-market leases	3,267
In-place leases	8,888
Total intangible assets	12,155

Intangible Liabilities:
Below-market leases	(436)

Total net assets acquired	$63,445
Discontinued Operations
Accounting rules require that the gains and losses from the disposition of certain real estate assets and related historical results of operations of certain sold or held-for-sale assets be included in a separate section, Discontinued Operations, in the Statements of Operations for all periods presented. In addition, assets and liabilities of held-for-sale properties, as defined, are required to be separately categorized on the Balance Sheet in the period that those properties are deemed held for sale.
In October 2012, the Company sold Cosmopolitan Center for $7.0 million. The Avenue Webb Gin and The Avenue Forsyth are under contract and are anticipated to close in the fourth quarter of 2012. In accordance with accounting guidance, these three properties were categorized as Operating Properties Held for Sale on the accompanying Balance Sheet at September 30, 2012. The operating results of sold and held-for-sale assets are presented in Discontinued Operations on the accompanying Statement of Operations for each of the periods presented.
In September 2012, the Company sold its third party management and leasing business to Cushman & Wakefield. Under the terms of the agreement, the Company has the potential to receive up to $15.4 million in gross sales proceeds, of which approximately 63.5% was received at closing. The final purchase price is subject to working capital adjustments, an earn out based on the performance of the contributed management and leasing contracts, and the potential contribution of additional management and/or leasing contracts, all of which the Company expects to be substantially resolved by October 1, 2013. The Company recognized a gain on this transaction of $7.4 million and will recognize additional gains if and when additional consideration is earned. As a result of this sale, the operations of the Company's third party management and leasing business are presented as Discontinued Operations on the accompanying Statements of Operations for each of the periods presented.
In the second quarter of 2012, the Company sold The Avenue Collierville ("Collierville"), a 511,000 square foot retail center in suburban Memphis, Tennessee, for $55.0 million and Galleria 75, a 111,000 square foot office building in Atlanta, Georgia, for $9.2 million. In the first quarter of 2011, the Company sold Jefferson Mill Business Park Building A, a 459,000 square foot industrial property in suburban Atlanta, Georgia, for $22.0 million. These transactions met the criteria for discontinued operations. Accordingly, the operating results are included in Discontinued Operations on the accompanying Statements of Operations for each of the periods presented.
The components of Discontinued Operations and the gains and losses on sales for the three and nine months ended September 30, 2012 and 2011 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Income from discontinued operations:
Rental property revenues	$5,055	$10,519	$18,969	$31,720
Third party management and leasing revenues	4,789	5,398	15,528	14,091
Other income	267	1	472	115
Rental property expenses	(1,508)	(4,391)	(6,001)	(12,237)
Third party management and leasing expenses	(4,260)	(4,241)	(13,167)	(12,414)
Depreciation and amortization	(2,575)	(4,650)	(8,622)	(14,721)
Impairment loss	—	—	(12,233)	—
Other expense	(8)	(17)	(39)	(51)
Income (loss) from discontinued operations	$1,760	$2,619	$(5,093)	$6,503

Gain (loss) on sale of discontinued operations:
Galleria 75	$—	$—	$547	$—
One Georgia Center	—	2,821	—	2,821
Jefferson Mill Business Park Building A	—	—	—	(394)
Third party management and leasing business	7,384	—	7,384	—
Other	60	—	273	10
Gain on sale of discontinued operations	$7,444	$2,821	$8,204	$2,437

Impairment Loss
In connection with the disposition of Collierville, the Company recorded an impairment loss of $12.2 million in the first quarter of 2012. This impairment is considered to be a Level 3 determination under the fair value rules, as unobservable market inputs were used. Collierville was owned by a consolidated joint venture, and the noncontrolling partner's share of the impairment loss was $2.0 million, which was recorded in Net Loss (Income) Attributable to Noncontrolling Interests in the 2012 Statement of Operations.

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
Cousins, CREC and their subsidiaries (collectively, the “Company”) develop, acquire, manage and own primarily office and retail real estate projects in Georgia, Texas and North Carolina. As of September 30, 2012, the Company's portfolio of real estate assets consisted of interests in 8.2 million square feet of office space, 4.4 million square feet of retail space, and two projects under development. The Company also had interests in both commercial and residential land tracts, as well as single-family lots in residential projects.
During the third quarter of 2012, the Company sold its third party management and leasing business, thereby effectively exiting this line of business. This sale is consistent with the Company's strategy of simplification and is expected to allow management to focus on its core operations. This sale, combined with additional staffing reductions made in the third quarter, will have the effect of reducing total personnel from 320 at the beginning of 2012 to 173 by the end of 2012.
In August 2012, the Company acquired 2100 Ross Avenue, a 844,000 square foot office building in the Arts District of Dallas, Texas. This property was acquired for less than replacement cost in what management believes to be an attractive location. At 67% leased, this building has considerable opportunity for future earnings growth as the Company repositions this asset within the market. This acquisition is consistent with the Company's strategies of increasing its exposure to the Texas market and focusing on Class A office properties.
The Company has also placed The Avenue Forsyth and The Avenue Webb Gin under contract to sell. The sale of these assets, which are expected to occur in the fourth quarter 2012, will reduce the Company's exposure in the Atlanta market and reduce its exposure to lifestyle retail projects. In addition, the Company sold Cosmopolitan Center in the fourth quarter, further reducing Atlanta exposure and reducing its non-core holdings. Proceeds from these sales are expected to fund future investment opportunities in core office assets or opportunistic development or redevelopment properties.
The Company leased or renewed 175,000 square feet of office space and 119,000 square feet of retail space in the third quarter of 2012. The Company's Texas markets are its strongest, with employment growth higher than the national average. The Atlanta market lags the Texas and North Carolina markets in terms of job growth and overall employment, but absorption of office space has been one of the strongest in the nation in 2012 and long term job growth for Atlanta is expected to be higher than the national average. The Company has been able to maintain leasing momentum within all its markets, in spite of the challenges, as a result of its knowledge of the markets, the quality of its local leasing and management teams, and the quality and location of its properties within its markets.
Results of Operations:
Rental Property Revenues. Rental property revenues increased $5.6 million (21%) and $14.0 million (18%) in the three and nine month 2012 periods compared to the 2011 periods, respectively, due to:

•	Increase of $4.2 million and $12.5 million in the three and nine month 2012 periods, respectively, due to the November 2011 acquisition of the Promenade office building;

•	Increase of $1.9 million in the three and nine month 2012 periods due to the acquisition of the 2100 Ross Avenue building in August 2012;

•
Increase of $529,000 and $1.1 million in the three and nine month 2012 periods, respectively, at 191 Peachtree Tower as a result of an increase in weighted average occupancy from 79% for the third quarter of 2011 to 82% for the third quarter of 2012. The Company has executed leases which commence in the remainder of 2012 and 2013 that should increase weighted average occupancy to 87%; and

•
Decrease of $378,000 and $1.0 million in the three and nine month 2012 periods, respectively, at 555 North Point Center East, as a result of a tenant terminating its lease. The vacated space has been re-leased to a tenant whose lease commences in the fourth quarter of 2012.

Fee Income. The Company generates fee income generally through the leasing, management and development of properties owned by joint ventures in which the Company has an ownership interest and from certain other third party owners. Fee income increased $3.4 million (88%) and $2.3 million (21%) between the three and nine month 2012 and 2011 periods. These increases are primarily due to the receipt of a $4.5 million participation interest related to a contract that the Company assumed in the acquisition of an entity several years ago. Under this contract, the Company is entitled to receive a portion of the proceeds from the sale of the project and from payments received from a related seller-financed note. The Company may receive additional proceeds under this contract in future periods. These increases are partially offset by lower leasing fee income earned in the 2012 periods from the MSREF/Terminus 200 LLC (“MSREF/T200”) and Ten Peachtree Place Associates joint ventures, and from a reduction in reimbursable expenses.
Other Income. Other income increased $2.6 million and decreased $1.6 million between the three and nine month 2012 and 2011 periods, respectively. In the third quarter of 2012, the Company recorded net lease termination fee income of $3.0 million related to the early termination of the single tenant lease in the Inhibitex building. In the nine months ended September 30, 2011, other income included $4.7 million in revenues from the sale of five condominium units at the 10 Terminus Place project.
Rental Property Operating Expenses. Rental property operating expenses increased $2.6 million (22%) and $5.9 million (18%) between the three and nine month 2012 and 2011 periods, respectively, primarily due to the following:

•	Increase of $2.1 million and $6.0 million between the three and nine month 2012 and 2011 periods, respectively, as a result of the acquisition of Promenade office building in November 2011;

•	Increase of $1.0 million in the three and nine month 2012 periods due to the acquisition of the 2100 Ross Avenue building in August 2012;

•	Decrease of $438,000 and $435,000 between the three and nine month 2012 and 2011 periods, respectively, as a result of lower bad debt expense and lower utilities at Terminus 100; and

•	Decrease of $284,000 and $451,000 in the three and nine month 2012 and 2011 periods, respectively, as a result of lower property taxes and occupancy expenses at the North Point properties.
General and Administrative Expense (“G&A”). G&A expense increased $1.0 million (22%) between the three month 2012 and 2011 periods, and decreased $305,000 (2%) between the nine month 2012 and 2011 periods due to the following:

•
Increase of $2.3 million and $2.5 million between three and nine month 2012 and 2011 periods, respectively, in stock compensation expense due to additional grants in the first quarter of 2012, and due to an increase in the Company's stock price, as many of the stock-based awards are tied to the Company's common stock price;

•
Decrease in salaries and benefits expense, excluding stock compensation expense, of $757,000 and $1.8 million between the three and nine month 2012 and 2011 periods, respectively, from a decrease in the number of employees between the periods;

•	Increase in salaries capitalized of $487,000 and $319,000 between the three and nine month 2012 and 2011 periods, respectively, from an increase in development activity between the periods; and

•
Decrease in professional fees of $312,000 and $284,000 between the three and nine month 2012 and 2011 periods, respectively, as a result of a decrease in professional services required and expense management initiatives.

Interest Expense. Interest expense decreased $808,000 (12%) and $3.6 million (17%) in the three and nine month 2012 and 2011 periods, respectively, due to the following:

•
Decrease of $435,000 and $2.6 million between the three and nine month 2012 and 2011 periods, respectively, resulting from the repayment of the 100/200 North Point Center East mortgage note in the second quarter of 2012, and the repayment of the 333/555 North Point Center East, 600 University Park Place and Lakeshore Park Plaza mortgage notes in 2011;

•
Decrease of $940,000 and $1.5 million between the three and nine month 2012 and 2011 periods, respectively, due to a decrease in average borrowings on the Company's Credit Facility, accompanied by a lower average interest rate and lower loan cost amortization;

•
Decrease of $264,000 and $1.2 million between the three and nine month 2012 and 2011 periods, respectively, due to an increase in the amount of interest capitalized on the Mahan Village and Emory Point projects; and

•
Increase of $891,000 and $1.8 million between the three and nine month 2012 and 2011 periods, respectively, from the new mortgage note at 191 Peachtree Tower which was entered into in the first quarter of 2012.

Depreciation and Amortization. Depreciation and amortization increased $2.8 million (33%) and $7.0 million (27%) between the three and nine month 2012 and 2011 periods, respectively, due to the following:

•	Increase of $1.8 million and $5.8 million between the three and nine month 2012 and 2011 periods, respectively, as a result of the acquisition of the Promenade building in November 2011;

•	Increase of $894,000 between the three and nine month 2012 and 2011 periods as a result of the acquisition of the 2100 Ross building in August 2012;

•
Increase of $441,000 between the three and nine month 2012 and 2011 periods from the accelerated amortization of tenant improvements on the Inhibitex building as a result of the early termination of the Inhibitex lease; and

•	Decrease of $286,000 and $815,000 between the three and nine month 2012 and 2011 periods, respectively, as a result of accelerated amortization of tenant improvements in 2011 at 555 North Point Center East on a tenant which terminated its lease early.
Impairment Losses. In the third quarter of 2012, the Company recorded an impairment loss of $488,000 on its investment in Verde Realty, a cost basis investment in a real estate company, as a result of a merger of Verde into another real estate company. The Company expects to receive cash proceeds upon closing of this merger in the fourth quarter of 2012 of $5.4 million. In the first quarter of 2011, the Company recorded an impairment loss of $3.5 million on its investment in Verde Realty to record its investment at the Company's estimate of fair value at the time.
Other Expense. Other expense increased $1.5 million between the three month 2012 and 2011 periods and decreased$1.3 million between the nine month 2012 and 2011 periods. The increase in the three month period is primarily the result of a commission of $1.1 million related to the $4.5 million participation interest discussed above in Fee Income and of acquisition-related expenses associated with the purchase of 2100 Ross Avenue. The decrease in the nine month period is primarily the result of a decrease of $2.4 million in cost of sales of multi-family residential units, which is partially offset by the $1.1 million commission.
Income from Unconsolidated Joint Ventures. Income from unconsolidated joint ventures increased $6.7 million (90%) between the nine month 2012 period compared to the same 2011 period, mainly due to an increase in income of $7.4 million at Ten Peachtree Place Associates, where the joint venture sold its underlying asset at a gain. This increase is partially offset by a decrease in income from CL Realty, L.L.C. and Temco Associates, LLC between the same periods as the Company sold its interests in 18 residential development projects and related land to its partner in March 2012.
Discontinued Operations. Income from discontinued operations increased $3.8 million and decreased $5.8 million between the three and nine month 2012 and 2011 periods, respectively. Accounting rules require that the gains and losses from the disposition of certain real estate assets and related historical results of operations of certain sold or held-for-sale assets be included in a separate section, Discontinued Operations, in the Statements of Operations for all periods presented. In addition, assets and liabilities of held-for-sale properties, as defined, are required to be separately categorized on the Balance Sheet in the period that those properties are deemed held for sale.
In October 2012, the Company consummated the sale of Cosmopolitan Center at a sales price of $7.0 million. The Avenue Webb Gin and The Avenue Forsyth are under contract and are anticipated to close in the fourth quarter of 2012. In accordance with accounting guidance, these three properties are categorized as Operating Properties Held for Sale on the accompanying Balance Sheet. The operating results of sold and held-for-sale assets are presented in Discontinued Operations on the accompanying Statement of Operations for each of the periods presented.
In September 2012, the Company sold its third party management and leasing business, and recognized a gain on this transaction of $7.4 million. As a result of this sale, the operations of the Company's third party management and leasing business are presented as Discontinued Operations on the accompanying Statements of Operations for each of the periods presented.
In the second quarter of 2012, the Company sold The Avenue Collierville, a 511,000 square foot retail center in suburban Memphis, Tennessee, for a sales price of $55.0 million and a capitalization rate of 7.6%. In the second quarter of 2012, the Company also sold Galleria 75, a 111,000 square foot office building in Atlanta, Georgia, for a sales price of $9.2 million and a capitalization rate of 9.5%. In February 2011, the Company sold Jefferson Mill Business Park Building A, a 459,000 square foot industrial property in suburban Atlanta, Georgia, for a sales price of $22.0 million and a capitalization rate of approximately 7.0%.  Capitalization rates are generally calculated by dividing projected GAAP-basis annualized net income cash flows by the sales price.  The number, size and timing of the asset sales which qualify as discontinued operations change from period to period, causing the fluctuation of the amounts in discontinued operations.
Net Loss (Income) Attributable to Noncontrolling Interests. The Company consolidates certain entities and allocates the partner's share of those entities' results to Net Income or Loss Attributable to Noncontrolling Interests on the Statement of Operations. The noncontrolling interests' share of the Company's net income for the three month periods decreased $1.6 million between the three month 2012 and 2011 periods, attributable to the partner's share of the gain on sale of One Georgia Center in the third quarter of 2011. Between the nine month 2012 and 2011 periods, net income attributable to noncontrolling interests decreased $3.7 million due to the noncontrolling partner's share of an impairment loss taken at The Avenue Collierville in the first quarter of 2012.
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
FFO is used by industry analysts and investors as a supplemental measure of a REIT's operating performance. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, many industry investors and analysts have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. Thus, NAREIT created FFO as a supplemental measure of REIT operating performance that excludes historical cost depreciation, among other items, from GAAP net income. The use of FFO, combined with the required primary GAAP presentations, has been fundamentally beneficial, improving the understanding of operating results of REITs among the investing public and making comparisons of REIT operating results more meaningful. Company management evaluates operating performance in part based on FFO. Additionally, the Company uses FFO, along with other measures, as a performance measure for incentive compensation to its officers and other key employees. The reconciliation of net income (loss) available to common stockholders to FFO is as follows for the three and nine months ended September 30, 2012 and 2011 (in thousands, except per share information):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net Income (Loss) Available to Common Stockholders	$9,444	$188	$2,733	$(12,375)
Depreciation and amortization:
Consolidated properties	11,567	8,719	32,526	25,562
Discontinued properties	2,575	4,650	8,622	14,721
Share of unconsolidated joint ventures	2,480	2,444	7,646	7,790
Depreciation of furniture, fixtures and equipment:
Consolidated properties	(256)	(388)	(843)	(1,323)
Discontinued properties	—	—	—	—
Share of unconsolidated joint ventures	(5)	(5)	(15)	(15)
Impairment loss on depreciable investment property, net of noncontrolling interest	—	—	10,190	—
(Gain) loss on sale of investment properties:
Consolidated properties, including amounts attributable to noncontrolling interests	(60)	(59)	(146)	(177)
Discontinued properties	(7,444)	(1,240)	(8,204)	(856)
Share of unconsolidated joint ventures	—	—	(7,509)	—
Gain on sale of third party management and leasing business	7,384	—	7,384	—
Other	—	—	(59)	—
Funds From Operations Available to Common Stockholders	$25,685	$14,309	$52,325	$33,327

Per Common Share — Basic and Diluted:
Net Income (Loss) Available	$0.09	$—	$0.03	$(0.12)
Funds From Operations	$0.25	$0.14	$0.50	$0.32

Weighted Average Shares — Basic	104,193	103,715	104,120	103,631
Weighted Average Shares — Diluted	104,203	103,715	104,125	103,631

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
Financial Condition
During the last two years, the Company improved its financial position by reducing leverage, extending debt maturities, replacing higher cost mortgage notes with lower cost financing and modifying its Credit Facility, all of which increased overall financial flexibility. The Company expects to fund its current commitments over the next 12 months with net cash flows from operations, borrowings under its Credit Facility, borrowings under new or renewed mortgage loans and proceeds from the sale of assets. The Company amended its $350 million Credit Facility in the first quarter of 2012, extending the maturity from August 2012 to February 2016, with a one-year extension under certain situations and adding an accordion feature that allows it to increase capacity under the Credit Facility to $500 million. Also in the first quarter of 2012, the Company entered into a $100 million mortgage note payable secured by 191 Peachtree Tower that matures in 2018. Proceeds from this loan were used to reduce amounts outstanding under the Credit Facility. The Company had a $24 million fixed-rate mortgage loan maturing in June 2012, which was prepaid in April 2012. There are no other significant maturities over the next 12 months.
The Company sold two operating properties and its third party management and leasing business in the first nine months of 2012, generating proceeds of $73.1 million. In October 2012, the Company sold an additional operating property, generating $7.0 million in gross proceeds, and expects to sell two additional operating properties in the fourth quarter of 2012. With a portion of these proceeds, the Company acquired an operating property for $63.4 million. As a result of this activity, the Company expects to repay all amounts outstanding under its Credit Facility by the end of 2012 and to hold excess cash on its balance sheet. The Company expects to use the cash on hand and availability under its Credit Facility to fund additional acquisitions or opportunistic investments in 2013.
The Company may also seek additional capital to fund its activities that may include joint venture formation with third parties and/or the issuance of common or preferred equity.
Contractual Obligations and Commitments
At September 30, 2012, the Company was subject to the following contractual obligations and commitments (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 years
Contractual Obligations:
Company debt:
Unsecured Credit Facility and construction facility	$105,133	$—	$11,633	$93,500	$—
Mortgage notes payable	413,497	4,538	10,071	152,877	246,011
Interest commitments (1)	150,863	23,501	45,994	41,077	40,291
Ground leases	15,435	108	224	237	14,866
Other operating leases	485	213	181	65	26
Total contractual obligations	$685,413	$28,360	$68,103	$287,756	$301,194
Commitments:
Estimated development commitments	$2,432	$2,310	$122	$—	$—
Unfunded tenant improvements and other	14,792	14,792	—	—	—
Letters of credit	2,105	2,105	—	—	—
Performance bonds	618	458	60	100	—
Total commitments	$19,947	$19,665	$182	$100	$—

(1)	Interest on variable rate obligations is based on rates effective as of September 30, 2012.

In addition, the Company has several standing or renewable service contracts mainly related to the operation of buildings. These contracts are in the ordinary course of business and are generally one year or less. These contracts are not included in the above table and are usually reimbursed in whole or in part by tenants.
Credit Facility
On February 28, 2012, the Company amended its $350 million senior unsecured line of credit by entering into the Second Amended and Restated Credit Agreement (the “Credit Facility”), which replaced the Amended and Restated Credit Agreement dated August 29, 2007 (the “Old Facility"). The Credit Facility amended the Old Facility by, among other things, extending the maturity date from August 29, 2012 to February 28, 2016, with an additional one-year extension option upon certain conditions and with the payment of a fee. It also added an accordion feature permitting the amount available to increase by up to $150 million, under certain conditions and in specified increments, for a total available of $500 million.
The Credit Facility contains financial covenants that require, among other things, the maintenance of an unencumbered interest coverage ratio of at least 2.00; a fixed charge coverage ratio of at least 1.40, increasing to 1.50 during any extension period; and maximum leverage of no more than 60%.
The Credit Facility also reduced the Company's interest rate spreads on borrowings. The Company may borrow funds at an interest rate, at its option, calculated as either (1) the current London Interbank Offering Rate (LIBOR) plus the applicable spread as detailed below or (2) the greater of Bank of America's prime rate, the federal funds rate plus 0.50% or the one-month LIBOR plus 1.0% (the “Base Rate”), plus the applicable spread as detailed below. The Company also pays an annual facility fee on the total commitment under the Credit Facility. The pricing spreads and the Facility Fee under the Credit Facility are as follows:

Leverage Ratio	Applicable % Spread for LIBOR	Applicable % Spread for Base Rate	Annual Facility Fee %

≤ 40%	1.50%	0.50%	0.20%
>40% but ≤ 50%	1.60%	0.60%	0.25%
>50% but ≤ 55%	1.90%	0.90%	0.35%
>55% but ≤ 60%	2.10%	1.10%	0.40%
The Company selected the LIBOR for interest calculation purposes in September 2012, and the applicable spread at September 30, 2012 was 1.50%. There was $93.5 million outstanding under the Credit Facility as of September 30, 2012.
2012 Debt Activity
In the first quarter of 2012, the Company obtained a new $100 million mortgage note payable on its 191 Peachtree Tower office building. In addition, the Company prepaid a $24 million mortgage note due in June 2012 in April 2012. See Note 2 for detailed information.
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
The Company's existing mortgage debt is primarily non-recourse, fixed-rate mortgage notes secured by various real estate assets. Many of the Company's non-recourse mortgages contain covenants which, if not satisfied, could result in acceleration of the maturity of the debt. The Company expects that it will either refinance the non-recourse mortgages at maturity or repay the mortgages with proceeds from asset sales or other financings. As of September 30, 2012, the weighted average interest rate on the Company's consolidated debt was 4.53%, and the Company's consolidated debt to undepreciated assets ratio was 38%.
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
The Company may also generate capital through the issuance of securities that include common or preferred stock, warrants, debt securities or depositary shares. In March 2010, the Company filed a shelf registration statement to allow for the issuance of up to $500 million of such securities, of which $482 million remains to be drawn as of September 30, 2012. Management will continue to evaluate all public equity sources and select the most appropriate options as capital is required.
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
Cash Flows
The reasons for significant increases and decreases in cash flows between the periods are as follows:

Cash Flows from Operating Activities. Cash provided by operating activities increased $13.9 million between the nine month 2012 and 2011 periods due to the following:

•
Cash flows increased $4.6 million from operating distributions from unconsolidated joint ventures, due to cash distributions of $5.0 million from the sale of the underlying asset at Ten Peachtree Place Associates in the second quarter of 2012 and distributions of $1.2 million primarily from an outparcel sale at the Cousins Watkins LLC joint venture. These increases were offset by a decrease of $1.0 million in distributions received from the CL Realty, L.L.C. joint venture, as the majority of the underlying assets were sold in the first quarter of 2012;

•	Cash flows increased $3.3 million from the receipt of a development fee, net of commissions paid;

•
Cash flows increased $3.9 million from rental property operations, due to the acquisitions of 2100 Ross Avenue in the third quarter of 2012 and Promenade in November 2011, coupled with increases in occupancy at 191 Peachtree Tower and The Avenue Forsyth. These increases were partially offset by decreases from 2011 operating property sales and a decrease in occupancy at 555 North Point Center East;

•	Cash flows increased $2.4 million due to a reduction in interest paid between the periods from lower average borrowings outstanding and a reduction in the average interest rate;

•	Cash flows increased $1.8 million from a reduction in salaries and benefits paid due to a decrease in the number of employees between the periods;

•	Cash flows increased $1.2 million from a reduction in employer retirement savings plan contributions due to a change between the periods in the manner of funding the plan;

•	Cash flows increased $1.0 million due to the 2012 receipt of a reimbursement from the Company's partner in the Glenmore venture for an amount paid by the Company on the partner's behalf in 2010;

•	Cash flows increased $1.8 million from residential lot sales due to an increase in 2012 in the number of lots sold;

•	Cash flows increased $3.2 million due to the receipt of a termination fee from the early cancellation of the Inhibitex lease;

•	Cash flows decreased $4.5 million from multi-family unit sales. The Company sold substantially all of its multi-family units during 2011; and

•	Cash flows decreased $2.5 million from bonus payments. During the 2012 period, the Company paid $5.4 million in bonuses compared to $2.9 million in the 2011 period.
Cash Flows from Investing Activities. Cash flows provided by investing activities decreased $34.8 million between the nine month 2012 and 2011 periods due to the following:

•
Cash flows increased $3.4 million from proceeds from the sales of investment properties. In the 2012 period, the Company sold its third party management business, The Avenue Collierville and Galleria 75, generating net proceeds of $73.1 million. During the 2011 period, the Company sold Jefferson Mill and One Georgia Center for net proceeds of $69.6 million;

•
Cash flows decreased $59.4 million in property acquisition, development and tenant asset expenditures due to the acquisition of 2100 Ross Avenue for $63.4 million in the third quarter of 2012 and due to an increase of $4.9 million in construction expenditures at the Mahan Village Project, partially offset by a decrease in tenant asset expenditures between the periods;

•
Cash flows increased $7.3 million due to lower contributions to joint ventures in 2012, due to a decrease in contributions of $8.5 million to the EP I LLC joint venture, which was formed in the second quarter of 2011. This increase was partially offset by an increase in contributions to the Temco Associates, LLC and Ten Peachtree Place Associates joint ventures;

•
Cash flows increased $20.4 million from distributions from unconsolidated joint ventures due mainly to the sale of most of the underlying assets and the resultant distribution of proceeds at the CL Realty L.L.C. and Temco Associates, LLC joint ventures; and

•
Cash flows decreased $7.8 million in restricted cash. Under the loan agreement for The ACS Center, cash reserves are required for to fund tenant improvement costs. In the 2011 period, $10.0 million of these funds were released to fund tenant improvement costs under new leases, compared to $1.4 million released in the same 2012 period.

Cash Flows from Financing Activities. Cash flows used in financing activities decreased $23.5 million between the nine month 2012 and 2011 periods due to the following:

•
Cash flows from the Credit Facility decreased $119.2 million as repayments were made using proceeds from 2012 property sales and from proceeds from the $100.0 million 191 Peachtree Tower mortgage note which was executed in the first quarter of 2012;

•
Cash flows from notes payable and construction facilities increased $111.6 million from the 191 Peachtree Tower mortgage note payable and amounts drawn on the Mahan Village LLC facility to fund its construction;

•
Cash flows increased $30.7 million from repayments of notes payable. In the 2012 period, the Company repaid the 100/200 North Point Center East mortgage note for $24.5 million. In the comparable 2011 period, the Company repaid the 333/555 North Point Center East mortgage note for $26.4 million, the Lakeshore Park Plaza mortgage note for $17.5 million and the 600 University park Place mortgage for $12.3 million;

•	Cash flows decreased $3.0 million from the payment of loan issuance costs related to the 191 Peachtree Tower mortgage and the 2012 amendment of the Credit Facility; and

•
Cash flows increased $4.7 million from distributions to noncontrolling interests, primarily as a result of the 2011 distribution of $5.1 million to the partner in Jefferson Mill for its share of sales proceeds.

Capital Expenditures. The Company incurs costs related to its real estate assets that include acquisition of undeveloped land, development and construction of new properties, redevelopment of existing properties, leasing costs for tenants, and ongoing property repairs and maintenance. In addition, the Company may purchase existing operating properties.
Capital expenditures for certain types of real estate are categorized as operating activities in the Statements of Cash Flows, such as those for the development of residential lots. The Company did not incur any significant expenditures for the development of residential lots during the nine months ended September 30, 2012, and incurred $818,000 during the nine months ended September 30, 2011. The Company does not anticipate entering into any new residential projects. Any upcoming expenditures will be used to complete current projects in inventory, and are not anticipated to be significant.
Capital expenditures for other types of real estate, mainly office and retail assets the Company develops, holds and operates, are included in property acquisition and development and tenant asset expenditures as investing activities in the Statements of Cash Flows. Amounts accrued are removed from the table below to show the components of these costs on a cash basis to match the presentation in the Statement of Cash Flows. Property acquisition and development expenditures for the nine months ended September 30, 2012 and 2011 are as follows (in thousands):

	Nine Months Ended September 30,
	2012	2011
Acquisition of property	$63,445	$—
Development	12,834	8,235
Redevelopment — building improvements	—	3,078
Redevelopment — leasing costs	—	5,017
Operating — building improvements	2,495	708
Operating — leasing costs	13,418	15,701
Capitalized interest	368	19
Capitalized personnel costs	1,097	1,002
Accrued capital adjustment	461	940
Total property acquisition and development expenditures	$94,118	$34,700
Capital expenditures increased in 2012 due to the acquisition of 2100 Ross in third quarter 2012, the commencement of construction in the third quarter of 2011 of the Mahan Village retail project, and an increase in expenditures at Promenade, where the Company is performing renovations. These increases were partially offset by a decrease in leasing costs between the periods.  Tenant improvements and leasing costs, as well as related capitalized personnel costs, are a function of the number and size of newly executed leases or renewals of existing leases.  The amount of tenant improvement and leasing costs on a per square foot basis varies by lease and by market.  Tenant improvement and leasing costs per square foot have increased during recent periods, but amounts have stabilized overall and are decreasing in some of the Company's markets.  Given the level of expected leasing and renewal activity, in future periods management expects tenant improvements and leasing costs to remain consistent with or greater than that experienced in 2012.
Dividends. The Company paid cash common and preferred dividends of $23.7 million in each of the nine month 2012 and 2011 periods, which it funded with cash provided by operating activities. The Company expects to fund its quarterly distributions to common and preferred stockholders with cash provided by operating activities.
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
Debt. At September 30, 2012, the Company's share of unconsolidated joint venture debt to third parties was $165.6 million. These loans are generally mortgage or construction loans, most of which are non-recourse to the Company, except as described in the paragraphs below. In addition, in certain instances, the Company provides “non-recourse carve-out guarantees” on these non-recourse loans. Certain of these loans have variable interest rates, which creates exposure to the ventures in the form of market risk from interest rate changes. At September 30, 2012, $40.6 million of the loans at unconsolidated joint ventures were recourse to the Company.
CF Murfreesboro Associates, of which the Company owns 50%, has a $113.2 million facility that matures on July 20, 2013, and $95.6 million was drawn at September 30, 2012. The Company has a $26.2 million repayment guarantee on the loan.
The Company guarantees 25% of two of the four outstanding loans at the Cousins Watkins LLC joint venture, which owns four retail shopping centers. The loans have a total capacity of $16.3 million, of which the Company guarantees $4.1 million. At September 30, 2012, the Company guaranteed $2.9 million, based on current amounts outstanding under these loans. These guarantees may be released if certain metrics at the centers are achieved.
The Company guarantees repayment of $11.5 million of the EP I construction loan, which has a maximum available of $61.1 million. This guarantee may be reduced and/or eliminated based on the achievement of certain criteria.
Bonds. The unconsolidated joint ventures also had performance bonds of $115,000 at September 30, 2012, which the Company guarantees through an indemnity agreement with the bond issuer. These performance bonds relate to construction projects at the retail center owned by CF Murfreesboro.
Critical Accounting Policies
There have been no material changes in the Company's critical accounting policies from those disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
In the first quarter of 2012, the Company entered into a fixed-rate, $100 million mortgage note payable secured by 191 Peachtree Tower. The proceeds from this mortgage were used to reduce the amount outstanding under the variable rate Credit Facility. In addition, the Credit Facility was amended to, among other things, extend the maturity to February 28, 2016 and reduce the interest spread over the London Interbank Offering Rate. Therefore, the market risk associated with Company's notes payable has changed since that disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2011. The following table outlines the market risk associated with the Company's consolidated notes payable as of September 30, 2012 ($ in thousands):

	Twelve months ended September 30,
	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value
Fixed Rate:
Principal maturities	$4,538	$4,978	$5,093	$19,758	$133,119	$246,011	$413,497	$435,900
Average interest rate	5.76%	'5.70%	5.76%	5.59%	6.38%	4.57%	5.24%	—
Variable Rate:
Principal maturities	$—	$11,633	$—	$93,500	$—	$—	$105,133	$103,996
Average interest rate (1)	—	1.86%	—	1.71%	—	—	1.73%	—
(1) Interest rates on variable rate notes payable are equal to the variable rates in effect on September 30, 2012.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
For information on the Company’s equity compensation plans, see Note 6 of the Company’s Annual Report on Form 10-K, and Note 4 to the unaudited condensed consolidated financial statements set forth in this Form 10-Q. The Company did not make any sales of unregistered securities during the third quarter of 2012.
No purchases of common or preferred stock occurred during the third quarter of 2012.

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

3.2		Bylaws of the Registrant, as amended and restated May 8, 2012, filed as Exhibit 3.2 to the Registrant's Form 10-Q for the quarter ended March 31, 2012, and incorporated herein by reference.

10.1	†	Retirement and Consulting Agreement and General Release between Cousins Properties Incorporated and Craig B. Jones dated September 20, 2012.

11.0	*	Computation of Per Share Earnings.

31.1	†	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	†	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	†	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	†	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	†
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

COUSINS PROPERTIES INCORPORATED
/s/ Gregg D. Adzema
Gregg D. Adzema
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)
Date: October 30, 2012