Form 10-K
period 2012-12-31
COUSINS PROPERTIES INC
filed 2013-02-13
CIK 25232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-11312
___________________________________________________
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
Securities registered pursuant to Section 12(g) of the Act: None
___________________________________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 29, 2012, the aggregate market value of the common stock of Cousins Properties Incorporated held by non-affiliates was $705,136,928 based on the closing sales price as reported on the New York Stock Exchange. As of February 6, 2013, 104,182,579 shares of common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s proxy statement for the annual stockholders meeting to be held on May 7, 2013 are incorporated by reference into Part III of this Form 10-K.

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

•	the Company's business and financial strategy;
•the Company's ability to obtain future financing arrangements;
•future acquisitions and future dispositions of operating assets;
•future development and redevelopment opportunities;
•future dispositions of land and other non-core assets;
•projected operating results;
•market and industry trends;
•future distributions;
•projected capital expenditures; and
•interest rates.
The forward-looking statements are based upon management's beliefs, assumptions and expectations of the Company's future performance, taking into account information currently available. These beliefs, assumptions and expectations may change as a result of possible events or factors, not all of which are known. If a change occurs, the Company's business, financial condition, liquidity and results of operations may vary materially from those expressed in forward-looking statements. Actual results may vary from forward-looking statements due to, but not limited to, the following:

•	the availability and terms of capital and financing;

•	the ability to refinance indebtedness as it matures;

•	the failure of purchase, sale or other contracts to ultimately close;

•	the availability of buyers and adequate pricing with respect to the disposition of assets;

•	risks and uncertainties related to national and local economic conditions, the real estate industry in general and the commercial real estate markets in particular;

•	changes to the Company's strategy with regard to land and other non-core holdings that require impairment losses to be recognized;

•	the effects of the sale of the Company's third party management business;

•	leasing risks, including the ability to obtain new tenants or renew expiring tenants, and the ability to lease newly developed and/or recently acquired space;

•	the financial condition of existing tenants;

•	volatility in interest rates and insurance rates;

•	the availability of sufficient investment opportunities;

•	competition from other developers or investors;

•	the risks associated with real estate developments and acquisitions (such as construction delays, cost overruns and leasing risk);

•	the loss of key personnel;

•	the potential liability for uninsured losses, condemnation or environmental issues;

•	the potential liability for a failure to meet regulatory requirements;

•	the financial condition and liquidity of, or disputes with, joint venture partners;

•	any failure to comply with debt covenants under credit agreements; and

•	any failure to continue to qualify for taxation as a real estate investment trust.
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
Corporate Profile
Cousins Properties Incorporated (the “Registrant” or “Cousins”) is a Georgia corporation, which, since 1987, has elected to be taxed as a real estate investment trust (“REIT”). Cousins Real Estate Corporation, including its subsidiaries, (“CREC”) is a taxable entity wholly-owned by the Registrant, which is consolidated with the Registrant. CREC owns, develops and manages its own real estate portfolio and performs certain real estate related services for other parties. The Registrant, its subsidiaries and CREC combined are hereafter referred to as the “Company.” The Company has been a public company since 1962, and its common stock trades on the New York Stock Exchange under the symbol “CUZ.”
Company Strategy
The Company’s strategy is to generate stockholder returns through the acquisition, development, ownership and management of high-quality office and retail properties in the Sunbelt with particular focus on Georgia, Texas and North Carolina. The Company also owns relatively small interests in residential and commercial land tracts held for investment. The Company intends to focus on increasing the value in its current portfolio through lease-up, cost control and superior customer service, as well as making opportunistic investments in office properties within its core markets. The Company’s long-term strategy also includes continuing to recycle capital not invested in its core markets or property types, continuing to reduce its holdings of residential and commercial land and diversifying its holdings geographically among its core markets. Through this capital recycling and other capital sources, the Company expects to maintain its leverage near its current levels.
2012 Significant Activities
The following is a summary of the Company’s 2012 activities by business line and in the financing area.
Office
As of December 31, 2012, the Company owned directly, or through joint ventures, 14 operating office properties totaling 7.8 million square feet. The Company maintains expertise in the development of office properties and its strategy is to also seek to opportunistically acquire operating office properties within its core markets. These acquisitions may take the form of operationally or financially distressed properties that are well-located and to which the Company’s leasing and management expertise could add value over time. During 2012, the Company had the following activity in its office property portfolio:

•	Executed new or renewed existing leases covering 724,000 square feet.

•	Acquired 2100 Ross Avenue, a 844,000 square foot Class A office building in the Arts District submarket of Dallas, Texas for $59.2 million.

•	Sold Galleria 75, a 111,000 square foot office building in Atlanta, Georgia for $9.2 million, generating a gain of $569,000.

•	Sold Cosmopolitan Center, a 51,000 square foot office building in Atlanta, Georgia, for $7.0 million, generating a gain of $2.1 million.

•
Through Ten Peachtree Place Associates, sold Ten Peachtree Place, a 260,000 square foot office building in Atlanta, Georgia. The Company's share of the proceeds from this transaction was $5.1 million, and the Company recognized a gain of $7.3 million.

•
Through CP Venture Two LLC, sold Presbyterian Medical Plaza, a 69,000 square foot office building in Charlotte, North Carolina. The Company's share of the proceeds from this transaction was $450,000, and the Company recognized a gain of $167,000.

•	Sold its interest in the joint venture that owns Palisades West, a 373,000 square foot office building in Austin, Texas, for $64.8 million, generating a gain of $23.3 million.

•
Subsequent to year end, purchased the remaining interest in the venture that owns Terminus 200, purchased Post Oak Central, a 1.3 million square foot Class A office building in Houston Texas, and sold 50% of the Company's interest in Terminus 100 and Terminus 200. The transactions valued Terminus 100 at $209.2 million, Terminus 200 at $164.0 million and Post Oak Central at $232.6 million.

Retail

As of December 31, 2012, the Company owned directly or through joint ventures 16 operating retail centers totaling 3.7 million square feet. The Company developed most of the retail properties it currently owns. Similar to its strategy for office properties, the Company may seek to opportunistically acquire retail properties within its core markets. During 2012, the Company had the following activity in its retail property portfolio:

•	Executed new or renewed existing leases covering 445,000 square feet.

•	Commenced operations at Mahan Village, a 147,000 square foot shopping center, anchored by Publix and Academy Sports, in Tallahassee, Florida.

•	Commenced operations at Emory Point, a mixed-use project in Atlanta, Georgia, which consists of 443 apartment units and 80,000 square foot of retail space in a joint venture with Gables Residential.

•	Sold The Avenue Collierville, a 511,000 square foot retail center in Memphis, Tennessee, for $55.0 million. The Company recorded an impairment loss of $12.2 million on this center prior to the sale.

•	Sold The Avenue Forsyth, a 524,000 square foot retail center in Atlanta, Georgia, for $119.0 million, generating a gain of $4.5 million.

•	Sold The Avenue Webb Gin, a 322,000 square foot retail center in Atlanta, Georgia, for $59.6 million, generating a gain of $3.6 million.
Third Party Management
During 2012, the Company sold its third party management and leasing business to Cushman & Wakefield. Under the terms of the agreement, the Company has the potential to receive up to $15.4 million in gross sales proceeds, of which approximately 63.5% was received at closing. The Company recognized a gain on this transaction of $7.5 million and will recognize additional gains if and when additional consideration is earned.
Fee Income
The Company generates fee income from development projects with third parties and from management and leasing agreements with its unconsolidated joint ventures. During 2012, the Company received $4.5 million from a participation interest related to a contract that the Company assumed in the acquisition of an entity several years ago. Under this contract, the Company is entitled to receive a portion of the proceeds from the sale of the project and from payments received from a related seller-financed note.
Residential and Commercial Land
As a result of its decision to effectively exit the residential land business over time, the Company sold the majority of its interests in CL Realty, L.L.C. ("CL Realty") and Temco Associates, LLC ("Temco") to its partner in these ventures for $23.5 million in 2012. In 2012, the Company also changed is strategy with respect to its commercial land holdings to more aggressively liquidate these properties. As a result, the Company sold acres of residential and commercial land at 12 locations for total proceeds of $28.8 million in 2012.
As of December 31, 2012, the Company owned, directly or through joint ventures, 6,162 acres of residential and commercial land.
Financing Activities
The Company’s financing strategy is to provide capital to fund its investment activities, while maintaining, over time, a relatively conservative leverage ratio with debt maturity dates which are staggered. Historically, the Company has generated capital using credit facilities, construction loans or mortgage notes payable secured by underlying properties. The Company has also raised capital through the sale of assets, the contribution of assets into joint ventures and the issuance of equity securities. During 2012, the Company had the following financing activities:

•
Amended its $350 million Credit Facility, extending the maturity from August 2012 to February 2016 with a one-year extension under certain situations and adding an accordion feature that allows it to increase capacity under the Credit Facility to $500 million.

•	Obtained a mortgage note payable secured by 191 Peachtree Tower for $100 million, maturing October 1, 2018, at a 3.35% fixed interest rate.

•	Prepaid, without penalty, the 100/200 North Point Center East office building mortgage note.

•
CF Murfreesboro Associates, a joint venture in which the Company has a 50% interest, entered into an agreement to amend its existing loan to extend the maturity date to December 31, 2013, decrease the capacity of the loan from $113.2 million to $97.5 million and decrease the interest paid on the loan to LIBOR plus 2.5% beginning August 2013.

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
The Company typically manages this potential liability through performance of Phase I Environmental Site Assessments and, as necessary, Phase II environmental sampling, on properties it acquires or develops, although no assurance can be given that environmental liabilities do not exist, that the reports revealed all environmental liabilities or that no prior owner created any material environmental condition not known to the Company. In certain situations, the Company has also sought to avail itself of legal and regulatory protections offered by federal and state authorities to prospective purchasers of property. Where applicable studies have resulted in the determination that remediation was required by applicable law, the necessary remediation is typically incorporated into the acquisition or development activity of the relevant property. The Company is not aware of any environmental liability that the Company’s management believes would have a material adverse effect on the Company’s business, assets or results of operations.
Certain environmental laws impose liability on a previous owner of a property to the extent that hazardous or toxic substances were present during the prior ownership period. A transfer of the property does not necessarily relieve an owner of such liability. Thus, although the Company is not aware of any such situation, the Company may be liable in respect to properties previously sold. The Company believes that it and its properties are in compliance in all material respects with all applicable federal, state and local laws, ordinances and regulations governing the environment.
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
Executive Offices; Employees
The Registrant’s executive offices are located at 191 Peachtree Street, Suite 500, Atlanta, Georgia 30303-1740. On December 31, 2012, the Company employed 159 people.
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
General economic and market risks. In periods during, or following, a general economic decline or recessionary climate, our assets may not generate sufficient cash to pay expenses, service debt or cover maintenance, and, as a result, our results of operations and cash flows may be adversely affected. Several factors may adversely affect the economic performance and value of our properties. These factors include, among other things:

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
While the trends in the real estate industry, and the broader U. S. economy, appear to be showing signs of improvement, economic conditions within some of our markets, such as unemployment, continue to lag national averages and may, as a result, adversely affect our business, financial condition, results of operations and the ability of our tenants and other parties to satisfy their contractual obligations to us. Uncertain economic conditions may adversely impact current tenants in our various markets and, accordingly, could affect their ability to pay rents owed to us pursuant to their leases. In periods of economic uncertainty, tenants are more likely to close less profitable locations and/or to declare bankruptcy; and, pursuant to various bankruptcy laws, leases may be rejected and thereby terminated. Furthermore, our ability to sell or lease our properties at favorable rates, or at all, may be negatively impacted by general or local economic conditions.
Our ability to collect rent from tenants may affect our ability to pay for adequate maintenance, insurance and other operating costs (including real estate taxes). Also, the expense of owning and operating a property is not necessarily reduced when circumstances such as market factors cause a reduction in income from the property. If a property is mortgaged and we are unable to meet the mortgage payments, the lender could foreclose on the mortgage and take title to the property. In addition, interest rate levels, the availability of financing, changes in laws and governmental regulations (including those governing usage, zoning and taxes) may adversely affect our financial condition.
Impairment risks. We regularly review our real estate assets for impairment, and based on these reviews we may record impairment losses that have an adverse effect on our results of operations. Negative or uncertain market and economic conditions, as well as market volatility, increase the likelihood of incurring impairment losses. In the current environment, if management decides to sell a real estate asset or reduces its estimates of future cash flows on a real estate asset, the risk of impairment increases. The magnitude of and frequency with which these charges occur could materially and adversely affect our business, financial condition and results of operations.
Leasing risk. Our operating revenues are dependent upon entering into leases with and collecting rents from our tenants. In uncertain economic times, tenants whose leases are expiring may desire to decrease the space they lease and/or may be unwilling to continue their lease. When leases expire or are terminated, replacement tenants may not be available upon acceptable terms and market rental rates may be lower than the previous contractual rental rates. Also, during uncertain economic conditions, our tenants may approach us for additional concessions in order to remain open and operating. The granting of these concessions may adversely affect our results of operations and cash flows to the extent that they result in reduced rental rates, additional capital improvements, or allowances paid to or on behalf of the tenants.
Tenant and property concentration risk. As of December 31, 2012, our top 20 tenants represented approximately 43% of our annualized base rental revenues. While no single tenant accounts for more than 5% of our annualized base rental revenues, the loss of one or more of these tenants could have a significant negative impact on our results of operations or financial condition if a suitable replacement tenant is not secured in a timely fashion.
In addition, for the three months ended December 31, 2012, 56% of the Company’s net operating income was derived from four properties in Atlanta, Georgia: Terminus 100, 191 Peachtree Tower, The American Cancer Society Center and Promenade. Subsequent to year end, the Company reduced its exposure to the Atlanta, Georgia market by selling 50% of Terminus 100 and acquiring Post Oak Central in Houston, Texas. Even with this reduced exposure, any adverse economic conditions impacting the Atlanta area generally, or in its Downtown, Midtown or Buckhead submarkets specifically, could adversely affect the operations of one or all of these properties which, in turn, could adversely affect our overall results of operations and financial condition.
Uninsured losses and condemnation costs. Accidents, earthquakes, terrorism incidents and other losses at our properties could adversely affect our operating results. Casualties may occur that significantly damage an operating property, and insurance proceeds may be less than the total loss incurred by us. Although we maintain casualty insurance under policies we believe to be adequate and appropriate, including rent loss insurance on operating properties, some types of losses, such as those related to the termination of longer-term leases and other contracts, generally are not insured. Certain types of insurance may not be available or may be available on terms that could result in large uninsured losses. Property ownership also involves potential liability to third parties for such matters as personal injuries occurring on the property. Such losses may not be fully insured. In addition to uninsured losses, various government authorities may condemn all or parts of operating properties. Such condemnations could adversely affect the viability of such projects.
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
Joint venture structure risks. Similar to other real estate companies, we have interests in various joint ventures (including partnerships and limited liability companies) and may in the future invest in real estate through such structures. Our venture partners may have rights to take actions over which we have no control, or the right to withhold approval of actions that we propose, either of which could adversely affect our interests in the related joint ventures and in some cases our overall financial condition and results of operations. These structures involve participation by other parties whose interests and rights may not be the same as ours. For example, a venture partner might have economic and/or other business interests or goals which are incompatible with our business interests or goals and that venture partner may be in a position to take action contrary to our interests. In addition, such venture partners may default on their obligations, which could have an adverse impact on the financial condition and operations of the joint venture. Such defaults may result in our fulfilling their obligations that may, in some cases, require us to contribute additional capital to the ventures. Furthermore, the success of a project may be dependent upon the expertise, business judgment, diligence and effectiveness of our venture partners in matters that are outside our control. Thus, the involvement of venture partners could adversely impact the development, operation, ownership or disposition of the underlying properties.
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
Our properties are subject to various federal, state and local regulatory requirements, such as the Americans with Disabilities Act and state and local fire, health and life safety requirements. Compliance with these regulations may involve upfront expenditures and/or ongoing costs. If we fail to comply with these requirements, we could incur fines or other monetary damages. We do not know whether existing requirements will change or whether compliance with existing or future requirements will require significant unanticipated expenditures that will affect our cash flows and results of operations.
Any failure to timely sell land holdings could result in additional impairment charges and adversely affect our results of operations.
We maintain holdings of non-income producing land. Our current strategy includes continuing to reduce our holdings of land. As a part of this strategy, we expect to liquidate land to generate capital as opposed to holding the land for future development or capital appreciation. This strategy carries the risk that we will sell the land for less than our basis requiring us to record impairment losses.
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
We finance our acquisition and development projects through one or more of the following: our Credit Facility, permanent mortgages, proceeds from the sale of assets, construction loans, joint venture equity, issuance of common stock and issuance of preferred stock. Each of these sources may be constrained from time to time because of market conditions, and the related cost of raising this capital may be unfavorable at any given point in time. These sources of capital, and the risks associated with each, include the following:

•
Credit facilities. Terms and conditions available in the marketplace for credit facilities vary over time. We can provide no assurance that the amount we need from our Credit Facility will be available at any given time, or at all, or that the rates and fees charged by the lenders will be reasonable. We incur interest under our Credit Facility at a variable rate. Variable rate debt creates higher debt service requirements if market interest rates increase, which would adversely affect our cash flow and results of operations. Our Credit Facility contains customary restrictions, requirements and other limitations on our ability to incur indebtedness, including restrictions on total debt outstanding, restrictions on secured recourse debt outstanding, and requirements to maintain minimum fixed charge coverage ratios. Our continued ability to borrow under our Credit Facility is subject to compliance with these covenants.

•
Mortgage financing. The availability of financing in the mortgage markets is dependent upon various conditions, including the willingness of mortgage lenders to lend at any given point in time. Interest rates and loan-to-value ratios may also be volatile, and we may from time to time elect not to proceed with mortgage financing due to unfavorable terms offered by lenders. This could adversely affect our ability to finance acquisition or development activities. In addition, if a property is mortgaged to secure payment of indebtedness and we are unable to make the mortgage payments, the lender may foreclose, resulting in loss of income and asset value.

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

•
Construction loans. Construction loans generally relate to specific assets under construction and fund costs above an initial equity amount deemed acceptable to the lender. Terms and conditions of construction facilities vary, but they generally carry a term of two to five years, charge interest at variable rates, require the lender to be satisfied with the nature and amount of construction costs prior to funding and require the lender to be satisfied with the level of pre-leasing prior to closing. Construction loans frequently require a portion of the loan to be recourse to the Company in addition to being recourse to the the equity in the asset. While construction lending is generally competitive and offered by many financial institutions, there may be times when these facilities are not available or are only available upon unfavorable terms which could have an adverse effect on our ability to fund development projects or on our ability to achieve the returns we expect.

•
Joint ventures. Joint ventures, including partnerships or limited liability companies, tend to be complex arrangements, and there are only a limited number of parties willing to undertake such investment structures. There is no guarantee that we will be able to undertake these ventures at the times we need capital.

•
Common stock. We have sold common stock from time to time to raise capital. The market price of our common stock may decline as a result the sale of our common stock in the market after such offerings, or the perception that such sales may occur. We can also provide no assurance that conditions will be favorable for future issuances of common stock when we need the capital, which could have an adverse effect on our ability to fund acquisition and development activities.

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
Our Credit Facility imposes financial and operating covenants on us. These covenants may be modified from time to time, but covenants of this type typically include restrictions and limitations on our ability to incur debt, as well as limitations on the amount of our unsecured debt, limitations on distributions to stockholders, and limitations on the amount of joint venture activity in which we may engage. These covenants may limit our flexibility in making business decisions. In addition, our Credit Facility contains financial covenants that, among other things, require that our earnings, as defined, exceed our fixed charges, as defined, by a specified amount and a covenant that requires our net worth, as defined, to be above a specified dollar amount. If we incur significant losses, such as impairment losses, we are at greater risk of violating our net worth covenant. If we fail to comply with these covenants, our ability to borrow may be impaired, which could potentially make it more difficult to fund our capital and operating needs. Our failure to comply with such covenants could cause a default, and we may then be required to repay our outstanding debt with capital from other sources. Under those circumstances, other sources of capital may not be available to us or may be available only on unattractive terms, which could materially and adversely affect our financial condition and results of operations. In addition, the cross default provision on the Credit Facility may affect business decisions on other mortgage debt.
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
Real Estate Acquisition and Development Risks
We face risks associated with the development of real estate, such as delay, cost overruns and the possibility that we are unable to lease a portion of the space that we build, which could adversely affect our results.
While our overall development activities are lower than in past years, we currently have two active development projects. Development activities contain certain inherent risks. Although we seek to minimize risks from commercial development through various management controls and procedures, development risks cannot be eliminated. Some of the key factors affecting development of commercial property are as follows:

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

•
Abandoned predevelopment costs. The development process inherently requires that a large number of opportunities be pursued with only a few actually being developed and constructed. We may incur significant costs for predevelopment activity for projects that are later abandoned, which would directly affect our results of operations. For projects that are later abandoned, the Company must expense certain costs, such as salaries, that would have otherwise been capitalized. We have procedures and controls in place that are intended to minimize this risk, but it is likely that we will incur predevelopment expense on subsequently abandoned projects on an ongoing basis.

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

•
Leasing risk. The success of a commercial real estate development project is heavily dependent upon entering into leases with acceptable terms within a predefined lease-up period. Although our policy is to achieve pre-leasing goals (which vary by market, product type and circumstances) before committing to a project, it is expected that not all the space in a project will be leased at the time we commit to the project. If the additional space is not leased on schedule and upon the expected terms and conditions, our returns, future earnings and results of operations from the project could be adversely impacted. Whether or not tenants are willing to enter into leases on the terms and conditions we project and on the timetable we expect will depend upon a number of factors, many of which are outside our control. These factors may include:

•	general business conditions in the local or broader economy or in the tenants’ or prospective tenants’ industries;

•	supply and demand conditions for space in the marketplace; and

•	level of competition in the marketplace.

•
Reputation risks. We have historically developed and managed our real estate portfolio and believe that we have built a positive reputation for quality and service with our lenders, joint venture partners and tenants. If we were viewed as developing underperforming properties, suffered sustained losses on our investments, defaulted on a significant level of loans or experienced significant foreclosure or deed in lieu of foreclosure of our properties, our reputation could be damaged. In addition, our strategic disposition of many of our retail projects may negatively impact our relationships with retail tenants in other parts of our portfolio. Damage to our reputation could make it more difficult to successfully develop or acquire properties in the future and to continue to grow and expand our relationships with our lenders, joint venture partners and tenants, which could adversely affect our business, financial condition and results of operations.

•
Governmental approvals. All necessary zoning, land-use, building, occupancy and other required governmental permits and authorization may not be obtained, may only be obtained subject to onerous conditions or may not be obtained on a timely basis resulting in possible delays, decreased profitability and increased management time and attention.

We may face risks associated with property acquisitions.
In the current market environment, development opportunities may be limited. Therefore, we may invest more heavily in property acquisitions, including the acquisition and redevelopment of operationally or financially distressed properties. The risks associated with property acquisitions are generally the same as those described above for real estate development. However, certain additional risks may be present for property acquisitions and redevelopment projects, including:

•	we may have difficulty finding properties that are consistent with our strategy and that meet our standards;

•	we may have difficulty negotiating with new or existing tenants;

•	the extent of competition for a particular market for attractive acquisitions may hinder our desired level of property acquisitions or redevelopment projects;

•	the actual costs and timing of repositioning or redeveloping acquired properties may be greater than our estimates;

•	the occupancy levels, lease-up timing and rental rates may not meet our expectations;

•	the acquired property may be in a market that is unfamiliar to us and could present additional unforeseen business challenges;

•	acquired properties may fail to perform as expected;

•	the timing of property acquisitions may lag the timing of property dispositions, leading to periods of time where projects proceeds are not invested as profitably as we desire;

•	we may be unable to obtain financing for acquisitions on favorable terms or at all; and

•
we may be unable to quickly and efficiently integrate new acquisitions into our existing operations, and significant levels of management’s time and attention could be involved in these projects, diverting their time from our day-to-day operations.

Any of these risks could have an adverse effect on our results of operations and financial condition. In addition, we may acquire properties subject to liabilities, and with no or limited recourse against the prior owners or other third parties. As a result, if a liability were asserted against us based upon ownership of those properties, we might have to pay substantial sums to settle or contest it, which could adversely affect our business, results of operations and cash flow.
General Business Risks
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
In addition, we have reduced our personnel over the past three years as we implement our strategy of simplification and focus on core office assets in our primary markets. In the second half of 2012, 20 individuals were terminated or retired, including two Vice Presidents, six Senior Vice Presidents and one Executive Vice President. While we believe that the workload and institutional knowledge held by these individuals will be absorbed by existing personnel, and we have changed roles, policies and procedures to minimize the risk that the departure of these individuals will have an adverse impact on operations, we can provide no assurance that the departure of these individuals will not adversely impact our results of operations and financial condition.
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
Our operating results have fluctuated greatly in the past, due to, among other things, volatility in land sales, property sales, residential lot sales and impairment losses. We are currently engaged in a strategy to simplify our business and focus our resources on Class A office properties in our primary markets which we expect to make our operating results less volatile over time. However, in the near term, we continue to anticipate future fluctuations in our quarterly results, which does not allow for predictability in the market by analysts and investors. Therefore, our historical performance may not be a meaningful indicator of our future results.
The market prices of shares of our common stock have been, and may continue to be, subject to fluctuation due to many events and factors such as those described in this report including:

•	actual or anticipated variations in our operating results, funds from operations or liquidity;

•
the general reputation of real estate as an attractive investment in comparison to other equity securities and/or the reputation of the product types of our assets compared to other sectors of the real estate industry;

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
We generally intend to make distributions to our stockholders to comply with the 90% distribution requirement to avoid corporate-level tax on undistributed taxable income and to avoid the nondeductible excise tax. Distributions could be made in cash, stock or in a combination of cash and stock. Differences in timing between taxable income and cash available for distribution could require us to borrow funds to meet the 90% distribution requirement, to avoid corporate-level tax on undistributed taxable income and to avoid the nondeductible excise tax. Satisfying the distribution requirements may also make it more difficult to fund new investment or development projects.
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
The following table sets forth certain information related to operating properties in which the Company has an ownership interest. Information presented in note 5 to the consolidated financial statements provides additional information related to the Company’s joint ventures. Except as noted, all information presented is as of December 31, 2012 ($ in thousands):

Property Description	Metropolitan Area	Rentable Square Feet	Company’s Ownership Interest	End of Period Leased	Weighted Average Occupancy (1)	Company's Share of Debt	Annualized Base Rents (2)
I. OFFICE PROPERTIES
191 Peachtree Tower	Atlanta	1,222,000	100.00%	87%	82%	$100,000
The American Cancer Society Center	Atlanta	996,000	100.00%	82%	83%	134,243
Promenade (5)	Atlanta	775,000	100.00%	73%	66%	—
Terminus 100	Atlanta	655,000	100.00%	96%	95%	136,123
Terminus 200 (3)	Atlanta	566,000	20.00%	88%	88%	14,868
North Point Center East (4)	Atlanta	540,000	100.00%	91%	85%	—
Emory University Hospital Midtown Medical Office Tower	Atlanta	358,000	50.00%	99%	97%	23,248
Meridian Mark Plaza	Atlanta	160,000	100.00%	98%	97%	26,194
Inhibitex (6)	Atlanta	51,000	100.00%	—%	50%	—
GEORGIA		5,323,000				434,676
Gateway Village (3)	Charlotte	1,065,000	50.00%	100%	100%	34,121
NORTH CAROLINA		1,065,000				34,121
2100 Ross Avenue	Dallas	844,000	100.00%	65%	66%	—
The Points at Waterview	Dallas	203,000	100.00%	90%	89%	15,651
TEXAS		1,047,000				15,651
Lakeshore Park Plaza (5)	Birmingham	197,000	100.00%	98%	95%	—
600 University Park Place (5)	Birmingham	123,000	100.00%	98%	93%	—
ALABAMA		320,000				—
TOTAL OFFICE PROPERTIES		7,755,000				$484,448	$101,808
II. RETAIL PROPERTIES
North Point MarketCenter	Atlanta	401,000	10.32%	100%	97%	—
The Avenue West Cobb	Atlanta	256,000	11.50%	94%	95%	—
The Avenue East Cobb	Atlanta	230,000	11.50%	86%	85%	4,073
The Avenue Peachtree City	Atlanta	183,000	11.50%	92%	90%	—
Emory Point	Atlanta	80,000	75.00%	82%	79%	7,180
GEORGIA		1,150,000				11,253
The Avenue Murfreesboro	Nashville	751,000	50.00%	88%	87%	47,270
Mt. Juliet Village (3)	Nashville	91,000	50.50%	80%	80%	3,106
Creek Plantation Village (3)	Chattanooga	78,000	50.50%	98%	92%	2,803
The Shops of Lee Village (3)	Nashville	74,000	50.50%	89%	81%	3,069
TENNESSEE		994,000				56,248
The Avenue Viera	Viera	332,000	11.50%	96%	95%	—
Viera MarketCenter	Viera	178,000	11.50%	94%	95%	—
Mahan Village (5)	Tallahassee	147,000	100.00%	88%	55%	13,027
Highland City Town Center (3)	Lakeland	96,000	50.50%	87%	87%	5,286
FLORIDA		753,000				18,313
Greenbrier MarketCenter	Chesapeake	376,000	10.32%	100%	100%	—
VIRGINIA		376,000				—
Tiffany Springs MarketCenter	Kansas City	238,000	88.50%	87%	84%	—
MISSOURI		238,000				—
Los Altos MarketCenter	Long Beach	157,000	10.32%	100%	93%	—
CALIFORNIA		157,000				—
TOTAL RETAIL PROPERTIES		3,668,000				$85,814	$17,567
III. APARTMENTS
Emory Point	Atlanta	404,000	75.00%	30%	21%	25,456
GEORGIA
TOTAL PORTFOLIO		11,827,000				$595,718

(1)
Weighted average economic occupancy is calculated as the percentage of the property for which revenue was recognized during 2012. If the property was purchased during the year, average economic occupancy is calculated from the date of purchase forward.

(2)
Annualized base rents represents the sum of the annualized rent each tenant is paying as of the end of the reporting period. If a tenant is not paying rent due to a free rent concession, annualized base rent is calculated based on the annualized base rent the tenant will pay in the first period it is required to pay rent.

(3)
This property is owned through a joint venture with a third party who has contributed equity, but the equity ownership and the allocation of the results of operations and/or gain on sale may be disproportionate.

(4)	This property contains four buildings - 100 North Point Center East, 200 North Point Center East, 333 North Point Center East and 555 North Point Center East.

(5)
This property is shown as 100% as it is owned through a consolidated joint venture. The joint venture is with a third party who has contributed equity and the joint venture partner may receive distributions from the venture in connection with its equity ownership.

(6)	This property is classified as held for sale as of December 31, 2012.

Lease Expirations
OFFICE
As of December 31, 2012, the Company’s office portfolio included 14 operating office properties. The weighted average remaining lease term of these office properties was approximately six years as of December 31, 2012. Most of the major tenant leases in these properties provide for pass through of operating expenses and contractual rents which escalate over time. The leases expire as follows:

	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022 & Thereafter	Total
Company Share
Square Feet Expiring	341,823	324,807	507,656	855,524	653,729	333,857	338,038	290,306	502,502	1,429,527	5,577,769
% of Leased Space	6%	6%	9%	15%	12%	6%	6%	5%	9%	26%	100%
Annual Contractual Rent ($000’s) (1)	$6,684	$6,734	$11,268	$16,194	$15,742	$9,208	$8,260	$7,889	$12,707	$34,017	$128,703
Annual Contractual Rent/Sq. Ft. (1)	$19.55	$20.73	$22.20	$18.93	$24.08	$27.58	$24.43	$27.17	$25.29	$23.80	$23.07
RETAIL
As of December 31, 2012, the Company's retail portfolio included 16 operating retail properties. The weighted average remaining lease term of these retail properties was approximately nine years as of December 31, 2012. Most of the major tenant leases in these properties provide for pass through of operating expenses and contractual rents which escalate over time. The leases expire as follows:

	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022 & Thereafter	Total
Company Share
Square Feet Expiring (2)	44,332	51,254	55,863	66,176	90,812	214,923	150,656	32,593	19,027	363,070	1,088,706
% of Leased Space	4%	5%	5%	6%	8%	20%	14%	3%	2%	33%	100%
Annual Contractual Rent($000’s) (1)	$911	$952	$1,047	$1,226	$1,908	$4,420	$2,971	$624	$527	$3,844	$18,430
Annual Contractual Rent/Sq. Ft. (1)	$20.55	$18.58	$18.75	$18.53	$21.01	$20.57	$19.72	$19.16	$27.71	$10.59	$16.93

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

Development Pipeline
As of December 31, 2012, the Company had the following projects under development ($ in thousands):

Project (1)	Metropolitan Area	Company’s Ownership Interest		Estimated Project Cost (2)	Project Cost Incurred to Date	Number of Apartment Units/Square Feet	Percent Leased	Actual Opening (3)	Estimated Stabilization (4)
Emory Point (Phase I)	Atlanta, GA	75%		$102,300	$83,238
Apartments						443	30%	3Q 12	2Q 14
Retail						80,000	82%	4Q 12	4Q 13
Mahan Village	Tallahassee, FL	100%	(5)	$25,800	$23,909
Retail						147,000	88%	3Q 12	3Q 13

(1)
This schedule shows projects currently under active development through the point of stabilization. Amounts included in the estimated project cost column represent the estimated costs of the project through stabilization. Significant estimation is required to derive these costs and the final costs may differ from these estimates. The projected stabilization dates are also estimates and are subject to change as the project proceeds through the development process.

(2)
Amount represents 100% of the estimated project cost. The projects are being funded with a combination of equity from the partners and $61.1 million and $15.0 million of construction loans for Emory Point and Mahan Village, respectively. As of December 31, 2012, $43.5 million and $13.0 million were outstanding under the Emory Point and Mahan Village loans, respectively.

(3)	Actual opening represents the quarter within which the first retail space was open for operations and the quarter that the first apartment unit was occupied.

(4)	Estimated stabilization represents the quarter within which the Company estimates it will achieve 90% economic occupancy.

(5)	Company's ownership interest is shown at 100% as Mahan Village is owned in a joint venture which is consolidated with the Company.

Inventory of Land Held
As of December 31, 2012, the Company owned the following land holdings either directly or indirectly through joint ventures:

Property Description	Metropolitan Area	Company's Ownership Interest	Developable Land Area (Acres)

COMMERCIAL
Jefferson Mill Business Park	Atlanta	100.00%	123
Wildwood Office Park	Atlanta	50.00%	40
North Point	Atlanta	100.00%	37
Wildwood Office Park	Atlanta	100.00%	23
The Avenue Forsyth-Adjacent Land	Atlanta	100.00%	11
549 / 555 / 557 Peachtree Street	Atlanta	100.00%	1
Georgia			235
Round Rock Land	Austin	100.00%	60
Research Park V	Austin	100.00%	6
Texas			66
Highland City Town Center-Outparcels (1) (2) (3)	Lakeland	50.50%	55
Florida			55
The Shops of Lee Village-Outparcels (2) (3)	Nashville	50.50%	6
The Avenue Murfreesboro-Outparcels (2) (3)	Nashville	50.00%	5
Tennessee			11
Tiffany Springs MarketCenter-Outparcels (2)	Kansas City	100.00%	12
Missouri			12
TOTAL COMMERCIAL LAND HELD			379
COMPANY’S SHARE OF TOTAL			325
COST BASIS OF COMMERCIAL LAND			$64,124
COMPANY’S SHARE OF COST BASIS OF COMMERCIAL LAND			$38,002

RESIDENTIAL (4)
Paulding County	Atlanta	50.00%	5,565
Blalock Lakes	Atlanta	100.00%	2,800
Callaway Gardens (5)	Atlanta	100.00%	218
The Lakes at Cedar Grove	Atlanta	100.00%	25
Longleaf at Callaway	Atlanta	100.00%	4
Georgia			8,612
Padre Island	Corpus Christi	50.00%	15
Texas			15
TOTAL RESIDENTIAL LAND HELD			8,627
COMPANY’S SHARE OF TOTAL			5,837
COST BASIS OF RESIDENTIAL LAND			$27,434
COMPANY’S SHARE OF COST BASIS OF RESIDENTIAL LAND			$21,335

GRAND TOTAL COMPANY'S SHARE OF ACRES			6,162
GRAND TOTAL COMPANY'S SHARE OF COST BASIS OF LAND HELD			$59,337

(1)	Land is adjacent to an existing retail center and is anticipated to either be sold to a third party or developed as an additional phase of the retail center.

(2)	Land relates to outparcels available for sale or ground lease, which are included in the basis of the related operating property.

(3)
This project is owned through a joint venture with a third party who has contributed equity, but the equity ownership and the allocation of the results of operations and/or gain on sale most likely will be disproportionate.

(4)	Residential represents land that may be sold to third parties as lots are in large tracts for residential or commercial development.

(5)
Company's ownership interest is shown at 100% as Callaway Gardens is owned by a joint venture which is consolidated with the Company. The partner is entitled to a share of the profits after the Company's capital is recovered.

Other Investments
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
The Company is subject to various legal proceedings, claims and administrative proceedings arising in the ordinary course of business, some of which are expected to be covered by liability insurance. Management makes assumptions and estimates concerning the likelihood and amount of any potential loss relating to these matters using the latest information available. The Company records a liability for litigation if an unfavorable outcome is probable and the amount of loss or range of loss can be reasonably estimated. If an unfavorable outcome is probable and a reasonable estimate of the loss is a range, the Company accrues the best estimate within the range. If no amount within the range is a better estimate than any other amount, the Company accrues the minimum amount within the range. If an unfavorable outcome is probable but the amount of the loss cannot be reasonably estimated, the Company discloses the nature of the litigation and indicates that an estimate of the loss or range of loss cannot be made. If an unfavorable outcome is reasonably possible and the estimated loss is material, the Company discloses the nature and estimate of the possible loss of the litigation. The Company does not disclose information with respect to litigation where an unfavorable outcome is considered to be remote or where the estimated loss would not be material. Based on current expectations, such matters, both individually and in the aggregate, are not expected to have a material adverse effect on the liquidity, results of operations, business or financial condition of the Company.

Item 4.	Mine Safety Disclosures
Not applicable.

Item X.	Executive Officers of the Registrant
The Executive Officers of the Registrant as of the date hereof are as follows:

Name	Age	Office Held
Lawrence L. Gellerstedt III	56	President and Chief Executive Officer
Gregg D. Adzema	48	Executive Vice President and Chief Financial Officer
Michael I. Cohn	52	Executive Vice President
John S. McColl	50	Executive Vice President
J. Thad Ellis	52	Senior Vice President
John D. Harris, Jr.	53	Senior Vice President, Chief Accounting Officer and Assistant Secretary
Pamela F. Roper	39	Senior Vice President, General Counsel and Corporate Secretary
Family Relationships
There are no family relationships among the Executive Officers or Directors.
Term of Office
The term of office for all officers expires at the annual stockholders’ meeting. The Board retains the power to remove any officer at any time.

Business Experience

Mr. Gellerstedt was appointed President and Chief Executive officer and Director in July 2009. From February 2009 to July 2009, Mr. Gellerstedt served as President and Chief Operating Officer. From May 2008 to February 2009, Mr. Gellerstedt served as Executive Vice President and Chief Development Officer. From July 2005 to May 2008, Mr. Gellerstedt served as Senior Vice President and President of the Office/Multi-Family Division.
Mr. Adzema was appointed Executive Vice President and Chief Financial Officer in November 2010. Prior to joining the Company, Mr. Adzema served as Chief Investment Officer of Hayden Harper Inc., an investment advisory and hedge fund company, from October 2009 to November 2010. Mr. Adzema served as Executive Vice President-Investments with Grubb Properties, Inc., a real estate development and management company, from August 2005 to September 2008.
Mr. Cohn was appointed Executive Vice President in December 2011. From August 2010 to December 2011, Mr. Cohn served as Executive Vice President-Retail Investments, Leasing and Asset Management. Prior to joining the Company, Mr. Cohn served as Senior Managing Director of Faison Southeast, a real estate development and management company, from October 2002 to July 2010.
Mr. McColl was appointed Executive Vice President in December 2011. From February 2010 to December 2011, Mr. McColl served as Executive Vice President-Development, Office Leasing and Asset Management. From May 1997 to February 2010, Mr. McColl served as Senior Vice President.
Mr. Ellis was appointed Senior Vice President in December 2011. From August 2006 to December 2011, Mr. Ellis served as Senior Vice President-Client Services.
Mr. Harris was appointed Senior Vice President and Chief Accounting Officer in February 2005. In May 2005, Mr. Harris was appointed Assistant Secretary.
Ms. Roper was appointed Senior Vice President, General Counsel and Corporate Secretary in October 2012. From February 2008 to October 2012, Ms. Roper served as Senior Vice President, Associate General Counsel and Assistant Secretary. From August 2003 to February 2008, Ms. Roper served as Vice President, Associate General Counsel and Assistant Secretary.

PART II
Item 5. Market for Registrant’s Common Stock and Related Stockholder Matters
Market Information
The high and low sales prices for the Company’s common stock and dividends declared per common share were as follows:

	2012 Quarters				2011 Quarters
	First	Second	Third	Fourth	First	Second	Third	Fourth
High	$7.81	$8.05	$8.49	$8.57	$8.79	$9.09	$9.19	$6.85
Low	$6.37	$6.85	$7.44	$7.67	$7.72	$8.06	$5.76	$5.25
Dividends	$0.045	$0.045	$0.045	$0.045	$0.045	$0.045	$0.045	$0.045
Payment Date	2/23/2012	5/30/2012	8/24/2012	12/21/2012	2/22/2011	5/27/2011	8/25/2011	12/22/2011
Holders
The Company’s common stock trades on the New York Stock Exchange (ticker symbol CUZ). On February 6, 2013, there were 878 common stockholders of record.
Purchases of Equity Securities
For information on the Company’s equity compensation plans, see note 7 of the accompanying consolidated financial statements, which is incorporated herein.
The Company purchased the following common shares during the fourth quarter of 2012:

	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)
October 1 - 31	1,995	$8.15
November 1 - 30	—	—
December 1 - 31	—	—
	1,995	$8.15

(1)	Activity for the fourth quarter of 2012 related to the remittances of shares for income taxes due for restricted stock vesting.

Performance Graph
The following graph compares the five-year cumulative total return of the Company’s Common Stock with the NYSE Composite Index, the FTSE NAREIT Equity Index and the SNL US REIT Office Index. The graph assumes a $100 investment in each of the indices on December 31, 2007 and the reinvestment of all dividends.

Total Return Performance
140
120
100
80
60
40
20
Index Value
12/31/07
12/31/08
12/31/09
12/31/10
12/31/11
12/31/12
Cousins Properties Incorporated
NYSE Composite Index
FTSE NAREIT Equity Index
SNL US REIT Office Index

COMPARISON OF CUMULATIVE TOTAL RETURN OF ONE OR MORE COMPANIES, PEER
GROUPS, INDUSTRY INDICES AND/OR BROAD MARKETS

	Fiscal Year Ended
Index	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012
Cousins Properties Incorporated	100.00	67.04	38.85	43.15	33.99	45.31
NYSE Composite Index	100.00	60.85	78.24	88.88	85.62	99.45
FTSE NAREIT Equity Index	100.00	62.27	79.70	101.99	110.45	130.39
SNL US REIT Office Index	100.00	56.85	77.94	94.53	93.68	107.32

Item 6.	Selected Financial Data
The following selected financial data sets forth consolidated financial and operating information on a historical basis. This data has been derived from the Company’s consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto. The data below has been restated for discontinued operations detailed in note 9 of the consolidated financial statements. In addition, note 6 of the consolidated financial statements provides information on impairment losses recognized in 2012, 2011 and 2010. In all four quarters of 2010 and in the last three quarters of 2009, the common stock dividends were paid in a combination of cash and stock. The following table reflects the total dividend, both cash and stock, paid.

	For the Years Ended December 31,
	2012	2011	2010	2009	2008
	($ in thousands, except per share amounts)
Rental property revenues	$125,609	$105,596	$101,715	$100,560	$100,447
Fee income	17,797	13,821	14,444	11,840	26,742
Land and multi-family sales	3,310	7,679	36,956	33,687	12,187
Other	1,562	1,950	1,119	1,661	3,750
Total revenues	148,278	129,046	154,234	147,748	143,126
Rental property operating expenses	54,518	44,912	43,441	46,102	39,410
General and administrative expenses	24,351	24,166	28,517	26,198	29,985
Depreciation and amortization	43,559	34,580	36,688	33,653	31,863
Land and multi-family cost of sales	1,833	5,378	28,956	27,821	9,403
Interest expense	23,933	27,784	37,180	39,759	27,602
Impairment losses	488	100,131	2,554	40,512	2,100
Other expenses	12,009	10,778	11,693	21,706	12,396
Total expenses	160,691	247,729	189,029	235,751	152,759
Loss on extinguishment of debt and interest rate swaps	(94)	(74)	(9,827)	(2,766)	—
Benefit (provision) for income taxes from operations	(91)	186	1,079	(4,341)	8,770
Income (loss) from unconsolidated joint ventures	39,258	(18,299)	9,493	(68,697)	9,721
Gain on sale of investment properties	4,053	3,494	1,948	168,539	6,240
Income (loss) from continuing operations	30,713	(133,376)	(32,102)	4,732	15,098
Discontinued operations	17,206	9,909	20,069	24,815	9,827
Net income (loss)	47,919	(123,467)	(12,033)	29,547	24,925
Net income attributable to noncontrolling interests	(2,191)	(4,958)	(2,540)	(2,252)	(2,378)
Preferred dividends	(12,907)	(12,907)	(12,907)	(12,907)	(14,957)
Net income (loss) available to common stockholders	$32,821	$(141,332)	$(27,480)	$14,388	$7,590
Net income (loss) from continuing operations attributable to controlling interest per common share—basic and diluted	$0.15	$(1.46)	$(0.47)	$(0.16)	$0.01
Net income (loss) per common share—basic and diluted	$0.32	$(1.36)	$(0.27)	$0.22	$0.15
Dividends declared per common share	$0.18	$0.18	$0.36	$0.74	$1.36
Total assets (at year-end)	$1,124,242	$1,235,535	$1,371,282	$1,491,552	$1,693,795
Notes payable (at year-end)	$425,410	$539,442	$509,509	$590,208	$942,239
Stockholders’ investment (at year-end)	$620,342	$603,692	$760,079	$787,411	$466,723
Common shares outstanding (at year-end)	104,090	103,702	103,392	99,782	51,352

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the selected financial data and the consolidated financial statements and notes.
Overview of 2012 Performance and Company and Industry Trends
The Company made progress in 2012 with executing its strategy of producing returns through the acquisition, development and management of trophy office and retail assets in the Sunbelt with particular focus on Georgia, Texas and North Carolina. In implementing this strategy, the Company had goals for 2012 that included simplifying its business through the sale of non-core assets, leasing vacant space and investing in opportunistic acquisitions and development projects within its core markets. The

Company was successful in meeting these goals and management believes that the Company is appropriately positioned for the future.
Sale of Non-core Assets
During 2012, the Company sold $401.2 million in non-core assets. This amount included the sale of three retail lifestyle centers, two of which were in Atlanta, Georgia and one of which was in Memphis, Tennessee. The Company also sold its interests in five office properties. Two of these office properties were purchased initially for their location and land value for which development opportunities never materialized. Three of these office properties were sold out of joint ventures for strategic reasons or pursuant to buy-out provisions within the joint venture agreements. The Company also sold the majority of its interests in CL Realty LLC and Temco Associates, two joint ventures formed for residential lot and land development, to its partner. The Company reduced its holdings of commercial land as well by selling 98 acres in 2012. In addition to these real estate asset sales, the Company sold its third party management and leasing business.
The results of the 2012 sales activities are significant. The percentage of net operating income generated by retail projects decreased from 30% for the fourth quarter of 2011 to 16% for the fourth quarter of 2012. Square footage of properties owned and operated in Georgia decreased from 7.7 million as of December 31, 2011 to 6.5 million as of December 31, 2012. The remaining office assets in Georgia are primarily held in three strategic submarkets: Buckhead, Midtown and Downtown, while most of the remaining retail assets in Georgia are owned in joint ventures in which the Company owns only a small interest. In addition, the Company decreased the its share of the carrying amount of commercial and residential land from $115.9 million at December 31, 2011 to $59.3 million at December 31, 2012 and land as a percentage of the Company's total assets decreased from 9.4% as of December 31, 2011 to 5.3% as of December 31, 2012.
These non-core asset sales also allowed the Company to end 2012 with no amount outstanding under its unsecured Credit Facility and with $176.9 million of cash on its balance sheet. While dilutive in the short term, this financial position provides the Company with significant capacity to invest in the Company's core markets. The Company has also exited the residential lot development business, the third party management and leasing business, the condominium development business and the industrial development business, thereby, allowing the Company to eliminate the costs associated with managing and operating these operations and allowing management to focus its efforts on the Company's core businesses.
Leasing Activity
In 2012, the Company leased or renewed 724,000 square feet of office space. As a result of this activity, the same property office portfolio increased from 89% leased at December 31, 2011 to 91% leased at December 31, 2012. This improvement is attributable primarily to activity at 191 Peachtree where 102,000 square feet of net new leasing has taken this building from 82% leased at the beginning of the year to 87% leased at year end. Also, outside of the same property portfolio, Promenade, which was acquired in the fourth quarter of 2011, improved from 63% leased at the beginning of the year to 73% leased at year end.
The Company's retail portfolio also improved during the year as the Company leased or renewed 445,000 square feet of retail space. The same property retail portfolio increased from 88% leased at the beginning of the year to 90% leased at year end. This increase was driven by leasing activity at The Avenue Forsyth, which sold in the fourth quarter. The Company increased percentage leased at The Avenue Forsyth from 89% at the beginning of the year to 93% at the time of sale, which resulted in a more favorable valuation of this asset upon sale. Some of this square footage leased also occurred at Tiffany Springs Marketcenter, where the leasing percentage increased from 83% to 87% during the year.
The long term prospects for the Company's markets remain strong. Each of the Company's markets is projecting job growth over the next five years higher than the national average with the Texas markets projected to be the strongest. Current unemployment in the Atlanta and Charlotte markets is higher than the national average, but all other markets are lower than the nation overall. Office absorption was positive in each market with Houston being the strongest. Rental rates have been stable over the past year - within the Company's portfolio, the highest net rents are in Austin and the lowest are in the North Fulton sub-market of Atlanta.
With respect to retail, overall Black Friday sales trends were positive, showing a 13% increase in spending. Consumer confidence reached a four and a half year high in November. Comparable same store sales at the Company's retail properties were up 0.8% for the year, which is consistent with national trends. While the Company's retail portfolio is smaller than at the beginning of 2012, management believes there is positive momentum for maintaining and increasing revenues from these remaining properties.
Opportunistic Investments
The Company's investment strategy is to purchase trophy office assets or locate opportunistic development or re-development properties in its core markets to which it can add value through relationships, capital or market expertise. During 2012, the Company purchased one well-located property in Dallas, Texas with upside potential, completed two development projects and created a future development pipeline. After year-end, the Company added a trophy property in Houston, Texas to its portfolio.
In the third quarter of 2012, the Company purchased 2100 Ross Avenue, an 844,000 square foot, Class A office building in the Arts District of Dallas, Texas. The Company purchased this property for $70 per square foot which represents an amount that is below management's estimate of replacement cost. The property was acquired at a price that provides an attractive immediate return on investment; and at 65% leased, provides the opportunity for the Company to increase its returns as vacant space is leased.
In the second half of 2012, the Company began operations at Emory Point, a mixed use development adjacent to Emory University and the Centers for Disease Control in Atlanta, Georgia. The project contains 80,000 square feet of retail and 443 apartment units. The retail portion was 82% leased and the apartment portion was 30% leased at year end. The Company is in the pre-development stage for a second phase of Emory Point.
The Company also began operations at Mahan Village, a 147,000 square foot shopping center anchored by Publix and Academy Sports in Tallahassee, Florida. This property was 88% leased at year end. This opportunity was sourced through a relationship where the Company stepped into the place of the original developer. With the opening of Mahan Village, the Company's retail portfolio now contains five Publix-anchored shopping centers.
Subsequent to year end, the Company consummated a series of transactions that resulted in the purchase of a trophy asset in the Galleria submarket of Houston, Texas, and the contribution of its interests in the assets at its Terminus project into a 50-50 joint venture. The Company first purchased the interest of its joint venture partner in Terminus 200, then contributed Terminus 100 and Terminus 200 to the new joint venture with JP Morgan. In addition, the Company purchased Post Oak Central, a 1.3 million square foot Class A office complex in Houston, from an affiliate of JP Morgan. Post Oak Central was 92% leased upon closing of the transaction and provides the Company with a high quality asset with significant redevelopment potential in a desirable Houston sub-market, thereby increasing the Company's exposure to the Texas market.
In addition to a second phase of Emory Point, the Company has another potential development that it hopes to commence in 2013. Third and Colorado is a proposed office building in downtown Austin, Texas. The Company is in the pre-leasing stage. If this project moves forward, the Company estimates total project costs will be approximately $130 million.
Going forward, the Company expects to continue selling land and other non-core assets in order to further simplify its business platform. Leasing of vacant space represents a significant opportunity to improve results of operations and enhance the value of the Company's real estate holdings and is an important focus for 2013. The Company also plans to source new development and acquisition projects that it expects to enhance value to shareholders over time. With the capital generated from the sales activities in 2012, management believes that the Company is well positioned to implement its strategy.
Critical Accounting Policies
The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) as outlined in the Financial Accounting Standards Board’s Accounting Standards Codification, and the notes to consolidated financial statements include a summary of the significant accounting policies for the Company. The preparation of financial statements in accordance with GAAP requires the use of certain estimates, a change in which could materially affect revenues, expenses, assets or liabilities. Some of the Company’s accounting policies are considered to be critical accounting policies, which are ones that are both important to the portrayal of a company’s financial condition and results of operations, and ones that also require significant judgment or complex estimation processes. The Company’s critical accounting policies are as follows:
Real Estate Assets
Cost Capitalization. The Company is involved in all stages of real estate ownership, including development. Prior to the point a project becomes probable of being developed (defined as more likely than not), the Company expenses predevelopment costs. After management determines the project is probable, all subsequently incurred predevelopment costs, as well as interest, real estate taxes and certain internal personnel and associated costs directly related to the project under development, are capitalized in accordance with accounting rules. If the Company abandons development of a project that had earlier been deemed probable, the Company charges all previously capitalized costs to expense. If this occurs, the Company’s predevelopment expenses could rise significantly. The determination of whether a project is probable requires judgment by management. If management determines that a project is probable, interest, general and administrative and other expenses could be materially different than if management determines the project is not probable.
During the predevelopment period of a probable project and the period in which a project is under construction, the Company capitalizes all direct and indirect costs associated with planning, developing, leasing and constructing the project. Determination of what costs constitute direct and indirect project costs requires management, in some cases, to exercise judgment. If management determines certain costs to be direct or indirect project costs, amounts recorded in projects under development on the balance sheet and amounts recorded in general and administrative and other expenses on the statements of comprehensive income could be materially different than if management determines these costs are not directly or indirectly associated with the project.
Once a project is constructed and deemed substantially complete and held for occupancy, carrying costs, such as real estate taxes, interest, internal personnel and associated costs, are expensed as incurred. Determination of when construction of a project is substantially complete and held available for occupancy requires judgment. The Company considers projects and/or project phases to be both substantially complete and held for occupancy at the earlier of the date on which the project or phase reached economic occupancy of 90% or one year after it is substantially complete. The Company’s judgment of the date the project is substantially complete has a direct impact on the Company’s operating expenses and net income for the period.
Operating Property Acquisitions. Upon acquisition of an operating property, the Company records the acquired tangible and intangible assets and assumed liabilities at fair value at the acquisition date. Fair value is based on estimated cash flow projections that utilize available market information and discount and/or capitalization rates as appropriate. Estimates of future cash flows are based on a number of factors including historical operating results, known and anticipated trends, and market and economic conditions. The acquired assets and assumed liabilities for an acquired operating property generally include, but are not limited to: land, buildings and identified tangible and intangible assets and liabilities associated with in-place leases, including tenant improvements, leasing costs, value of above-market and below-market leases and value of acquired in-place lease.
The fair value of land is derived from comparable sales of land within the same submarket and/or region. The fair value of buildings, tenant improvements and leasing costs are based upon current market replacement costs and other relevant market rate information.
The fair value of the above-market or below-market component of an acquired in-place lease is based upon the present value (calculated using a market discount rate) of the difference between (i) the contractual rents to be paid pursuant to the lease over its remaining term and (ii) management’s estimate of the rents that would be paid using fair market rental rates and rent escalations at the date of acquisition over the remaining term of the lease. In-place leases at acquired properties are reviewed at the time of acquisition to determine if contractual rents are above or below current market rents for the acquired property, and an identifiable intangible asset or liability is recorded if there is an above-market or below-market lease.

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
The amounts recorded for above-market and in-place leases are included in other assets on the balance sheets, and the amounts for below-market leases are included in other liabilities on the balance sheets. These amounts are amortized on a straight-line basis as an adjustment to rental income over the remaining term of the applicable leases.
The determination of the fair value of the acquired tangible and intangible assets and assumed liabilities of operating property acquisitions requires significant judgments and assumptions about the numerous inputs discussed above. The use of different assumptions in these fair value calculations could significantly affect the reported amounts of the allocation of the acquisition related assets and liabilities and the related amortization and depreciation expense recorded for such assets and liabilities. In addition, since the value of above-market and below-market leases are amortized as either a reduction or increase to rental income, respectively, the judgments for these intangibles could have a significant impact on reported rental revenues and results of operations.
Depreciation and Amortization. The Company depreciates or amortizes operating real estate assets over their estimated useful lives using the straight-line method of depreciation. Management uses judgment when estimating the life of real estate assets and when allocating certain indirect project costs to projects under development. Historical data, comparable properties and replacement costs are some of the factors considered in determining useful lives and cost allocations. The use of different assumptions for the estimated useful life of assets or cost allocations could significantly affect depreciation and amortization expense and the carrying amount of the Company's real estate assets.
Impairment. Management reviews its real estate assets on a property-by-property basis for impairment. This review includes the Company’s operating properties and the Company’s land holdings.

The first step in this process is for management to use judgment to determine whether an asset is considered to be held and used or held for sale, in accordance with accounting guidance. In order to be considered a real estate asset held for sale, management must, among other things, have the authority to commit to a plan to sell the asset in its current condition, have commenced the plan to sell the asset and have determined that it is probable that the asset will sell within one year. If management determines that an asset is held for sale, it must record an impairment loss if the fair value less costs to sell is less than the carrying amount. All real estate assets not meeting the held for sale criteria are considered to be held and used.
In the impairment analysis for assets held and used, management must use judgment to determine whether there are indicators of impairment. For operating properties, these indicators could include a decline in a property’s leasing percentage, a current period operating loss or negative cash flows combined with a history of losses at the property, a decline on lease rates for that property or others in the property’s market, or an adverse change in the financial condition of significant tenants. For land holdings, indicators could include an overall decline in the market value of land in the region, a decline in development activity for the intended use of the land or other adverse economic and market conditions.
If management determines that an asset that is held and used has indicators of impairment, it must determine whether the undiscounted cash flows associated with the asset exceed the carrying amount of the asset. If the undiscounted cash flows are less than the carrying amount of the asset, the Company must reduce the carrying amount of the asset to fair value.
In calculating the undiscounted net cash flows of an asset, management must estimate a number of inputs. For operating properties, management must estimate future rental rates, expenditures for future leases, future operating expenses and market capitalization rates for residual values, among other things. For land holdings, management must estimate future sales prices as well as operating income, carrying costs and residual capitalization rates for land held for future development. In addition, if there are alternative strategies for the future use of the asset, management must assess the probability of each alternative strategy and perform a probability-weighted undiscounted cash flow analysis to assess the recoverability of the asset. Management must use considerable judgment in determining the alternative strategies and in assessing the probability of each strategy selected.
In determining the fair value of an asset, management exercises judgment on a number of factors. Management may determine fair value by using a discounted cash flow calculation or by utilizing comparable market information. Management must determine an appropriate discount rate to apply to the cash flows in the discounted cash flow calculation. Management must use judgment in analyzing comparable market information because no two real estate assets are identical in location and price.
The estimates and judgments used in the impairment process are highly subjective and susceptible to frequent change. If management determines that an asset is held and used, the results of operations could be materially different than if it determines that an asset is held for sale. Different assumptions management uses in the calculation of undiscounted net cash flows of a project, including the assumptions associated with alternative strategies and the probabilities associated with alternative strategies, could cause a material impairment loss to be recognized when no impairment is otherwise warranted. Management’s assumptions about the discount rate used in a discounted cash flow estimate of fair value and management’s judgment with respect to market information could materially affect the decision to record impairment losses or, if required, the amount of the impairment losses.
Recoveries from Tenants
Recoveries from tenants for operating expenses are determined on a calendar year and on a lease by lease basis. The most common types of cost reimbursements in our leases are common area maintenance, real estate taxes and insurance, for which the tenant pays its pro rata share in excess of a base year amount, if applicable. The computation of these amounts is complex and involves numerous judgments, including the interpretation of terms and other customer lease provisions. Leases are not uniform in dealing with such cost reimbursements and there are many variations in the computation. Many tenants make monthly fixed payments of these operating expenses. We accrue income related to these payments each month. We make monthly accrual adjustments, positive or negative, to recorded amounts to our best estimate of the annual amounts to be billed and collected with respect to the cost reimbursements. After the end of the calendar year, we compute each customer's final cost reimbursements and, after considering amounts paid by the tenant during the year, issue a bill or credit for the appropriate amount to the tenant. The differences between the amounts billed less previously received payments and the accrual adjustments are recorded as increases or decreases to revenues when the final bills are prepared, which occurs during the first half of the subsequent year.
Revenue Recognition – Valuation of Receivables
Notes and accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. The Company reviews its receivables regularly for potential collection problems in computing the allowance to record against its receivables. This review requires management to make certain judgments regarding collectibility, notwithstanding the fact that ultimate collections are inherently difficult to predict. Economic conditions fluctuate over time, and the Company has tenants in many different industries which experience changes in economic health, making collectibility prediction difficult. Therefore, certain receivables currently deemed collectible could become uncollectible, and those reserved could ultimately be collected. A change in judgments made could result in an adjustment to the allowance for doubtful accounts with a corresponding effect on net income.
Income Taxes – Valuation Allowance
The Company establishes a valuation allowance against deferred tax assets if, based on the available evidence, it is more likely than not that such assets will not be realized. The realization of a deferred tax asset ultimately depends on the existence of sufficient taxable income in either the carryback or carryforward periods under tax law. The Company periodically assesses the need for valuation allowances for deferred tax assets based on the "more-likely-than-not" realization threshold criterion. In the assessment, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment requires considerable judgment by management and includes, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, its experience with operating loss and tax credit carryforwards and tax planning alternatives. If management determines that the Company requires a valuation allowance on its deferred tax assets, income tax expense or benefit could be materially different than if management determines no such valuation allowance is necessary.
Investment in Joint Ventures
The Company holds ownership interests in a number of joint ventures with varying structures. Management evaluates all of its joint ventures and other variable interests to determine if the entity is a variable interest entity (“VIE”), as defined in accounting rules. If the venture is a VIE, and if management determines that the Company is the primary beneficiary, the Company consolidates the assets, liabilities and results of operations of the VIE. The Company quarterly reassesses its conclusions as to whether the entity is a VIE and whether consolidation is appropriate as required under the rules. For entities that are not determined to be VIEs, management evaluates whether or not the Company has control or significant influence over the joint venture to determine the appropriate consolidation and presentation. Generally, entities under the Company’s control are consolidated, and entities over which the Company can exert significant influence, but does not control, are accounted for under the equity method of accounting.
Management uses judgment to determine whether an entity is a VIE, whether the Company is the primary beneficiary of the VIE and whether the Company exercises control over the entity. If management determines that an entity is a VIE with the Company as primary beneficiary or if management concludes that the Company exercises control over the entity, the balance sheets and statements of comprehensive income would be significantly different than if management concludes otherwise. In addition, VIEs require different disclosures in the notes to the financial statements than entities that are not VIEs. Management may also change its conclusions and, thereby, change its balance sheets, statements of comprehensive income and notes to the financial statements, based on facts and circumstances that arise after the original consolidation determination is made. These changes could include additional equity contributed to entities, changes in the allocation of cash flow to entity partners and changes in the expected results within the entity.
Management performs an impairment analysis of the recoverability of its investments in joint ventures on a quarterly basis. As part of this analysis, management first determines whether there are any indicators of impairment in any joint venture investment. If indicators of impairment are present for any of the Company’s investments in joint ventures, management calculates the fair value of the investment. If the fair value of the investment is less than the carrying value of the investment, management must determine whether the impairment is temporary or other than temporary, as defined by GAAP. If management assesses the impairment to be temporary, the Company does not record an impairment charge. If management concludes that the impairment is other than temporary, the Company records an impairment charge.
Management uses considerable judgment in the determination of whether there are indicators of impairment present and in the assumptions, estimations and inputs used in calculating the fair value of the investment. These judgments are similar to those outlined above in the impairment of real estate assets. Management also uses judgment in making the determination as to whether the impairment is temporary or other than temporary. The Company utilizes guidance provided by the SEC in making the determination of whether the impairment is temporary. The guidance indicates that companies consider the length of time that the impairment has existed, the financial condition of the joint venture and the ability and intent of the holder to retain the investment long enough for a recovery in market value. Management’s judgment as to the fair value of the investment or on the conclusion of the nature of the impairment could have a material impact on the results of operations and financial condition of the Company.
Discussion of New Accounting Pronouncements
In June 2011, the FASB issued new guidance related to the presentation of other comprehensive income (“OCI”). The new guidance requires, among other items, the presentation of the components of net income and OCI in one continuous statement or in two separate but consecutive statements. In 2012, the Company reclassified OCI from the statements of equity to the statements of comprehensive income. As the requirement pertains to presentation and disclosure only, adoption of this guidance did not have a material effect on results of operations or financial condition.
Results of Operations For The Three Years Ended December 31, 2012

General
The Company's financial results have historically been significantly affected by purchase and sale transactions. Accordingly, the Company's historical financial statements may not be indicative of future operating results.
Rental Property Revenues
Rental property revenues increased $20.0 million (19%) between 2012 and 2011 as a result of the following:

•	Increase of $15.1 million as a result of the Promenade acquisition in 2011;

•	Increase of $4.8 million as a result of the 2100 Ross acquisition;

•	Increase of $1.4 million at 191 Peachtree Tower as a result of an increase in average economic occupancy;

•	Increase of $353,000 at 600 University as a result of an increase in average economic occupancy;

•	Increase of $351,000 at Mahan Village as a result of the commencement of operations;

•	Decrease of $2.5 million at 555 North Point as a result of the termination of a lease in 2011. The vacated space has been re-leased to a tenant whose lease commenced in the fourth quarter of 2012;

•	Decrease of $495,000 at American Cancer Society Center (“ACS Center”) as a result of a decrease in average economic occupancy; and

•	Decrease of $399,000 at Terminus 100 as a result of lower recoverable expense revenues and a slight decrease in average economic occupancy.
Rental property revenues increased $3.9 million (4%) between 2011 and 2010 as a result of the following:

•	Increase of $1.6 million as a result of the Promenade acquisition in 2011;

•	Increase of $1.0 million at 191 Peachtree Tower as a result of an increase in average economic occupancy and an increase in parking revenues;

•	Increase of $854,000 at ACS Center as a result of an increase in average economic occupancy;

•	Increase of $830,000 at Terminus 100 due to an increase in average economic occupancy and an increase in parking revenues; and

•	Decrease of $369,000 at 600 University Park Place as a result of a decrease in average economic occupancy.
Rental Property Operating Expenses
Rental property operating expenses increased $9.6 million (21%) between 2012 and 2011 as a result of the following:

•	Increase of $7.0 million as a result of the 2011 acquisition of Promenade;

•	Increase of $3.3 million as a result of the 2100 Ross acquisition; and

•	Decrease of $670,000 at Terminus 100 as a result of lower bad debt expense and lower utilities.
Rental property operating expenses increased $1.5 million (3%) between 2011 and 2010 primarily as a result of the 2011 Promenade acquisition.
Fee Income
Fee income increased approximately $4.0 million (29%) between 2012 and 2011. This increase is primarily due to the receipt of a $4.5 million participation interest related to a contract that the Company assumed in the acquisition of an entity several years ago. Under this contract, the Company is entitled to receive a portion of the proceeds from the sale of a project that the entity developed and from payments received from a related seller-financed note. The Company may receive additional proceeds under this contract in future periods. Partially offsetting this amount were lower leasing fees earned in 2012 from MSREF/Terminus200 LLC (“MSREF/T200”) and Ten Peachtree Place Associates, which was sold in 2012.
Fee income decreased $623,000 (4%) between 2011 and 2010. This decrease is primarily the result of a decrease in leasing fees from Palisades West LLC and MSREF/T200 as a result of these properties no longer being in the lease-up stage and, therefore, signing fewer leases.
Multi-Family Residential Sales and Cost of Sales

Multi-family residential unit sales and cost of sales decreased significantly in both 2012 and 2011. The Company has been liquidating its holdings of unsold multi-family units over the past three years and has commenced no new multi-family residential development projects during that time. In 2012, 2011 and 2010, the Company sold two, five and 75 units at 10 Terminus Place. In future periods, the Company does not expect to recognize any significant revenues or expenses from multi-family residential sales.
General and Administrative Expenses
General and administrative expenses decreased approximately $958,000 (4%) between 2012 and 2011 as a result of the following:

•	Decrease in employee salaries and benefits, other than stock-based compensation, of approximately $3.2 million due to a decrease in the number of corporate employees between 2012 and 2011;

•	Increase in stock-based compensation expense of $3.1 million primarily due to an increase in the Company's stock price between years;

•	Increase in capitalized salaries of $734,000 as a result of increased development activity; and

•	Decrease in professional fees of $477,000 as a result of the Company's simpler structure and cost cutting measures.
G&A expense decreased approximately $4.4 million (15%) between 2011 and 2010 as a result of the following:

•	Decrease in employee salaries and benefits, other than stock-based compensation, of approximately $1.7 million primarily due to a decrease in the number of corporate employees between 2011 and 2010;

•	Decrease in stock-based compensation expense of $1.7 million primarily due to a decline in the Company's stock price between years;

•	Decrease of $298,000 due to a decrease in professional fees as a result of the Company's simpler structure and cost cutting measures; and

•	Increase of $327,000 in board of director's expenses, mainly due to a change in director compensation in 2011.
Separation Expenses
Separation expenses increased $1.8 million between 2012 and 2011 and decreased approximately $848,000 between 2011 and 2010. The Company had reductions in force in each of the years presented, which varied by number of employees and positions between years. In 2012, the Company executed a strategic re-organization in connection with the sale of its third party management business and overall simplification of its business. As a result, in the last half of 2012, the Company terminated or experienced the retirement of 20 corporate level individuals and recorded severance expense as a result. Separation expenses in 2010 related primarily to the retirement of the Company's Chief Financial Officer.
Interest Expense
Interest expense decreased $3.9 million (14%) between 2012 and 2011 as a result of the following:

•	Lower interest expense related to lower average borrowings under the Credit Facility resulting from asset sales during 2012;

•	Lower interest expense as a result of the prepayment of the 100/200 North Point mortgage loan in 2012;

•	Lower interest expense as a result of the repayment of the 600 University Place mortgage loan, the 333/555 North Point mortgage loan and the Lakeshore Park Plaza mortgage loan in 2011;

•	Lower interest expense due to higher capitalized interest in 2012; and

•	Higher interest expense related to a new mortgage loan on 191 Peachtree Tower that closed in the first quarter of 2012.
Interest expense decreased $9.4 million (25%) between 2011 and 2010 as a result of the following:

•	Lower interest expense related to the repayment of $56.2 million of higher cost fixed-rate mortgage debt using proceeds from the lower-rate Credit Facility;

•	Lower interest expense as a result of the termination of two interest rate swaps in 2010 which had effectively fixed certain variable-rate debt at a rate higher than the variable rate paid in 2011;

•	Lower interest expense from the Terminus 100 mortgage note payable, which was refinanced in 2010 at a lower interest rate and a $40.0 million reduction in principal; and

•
Higher interest expense due to higher average amounts outstanding under the Credit Facility, mainly due to 2011 equity contributions to construct Emory Point and Mahan Village and to acquire Promenade in 2011, partially offset by proceeds from asset sales.

Depreciation and Amortization
Depreciation and amortization increased approximately $9.0 million (26%) between 2012 and 2011 as a result of the following:

•	Increase of $6.8 million as a result of the Promenade acquisition in 2011;

•	Increase of $2.3 million as a result of the 2100 Ross acquisition;

•	Increase of $427,000 at ACS Center as a result of the amortization of additional second generation tenant assets;

•	Increase of $420,000 at 191 Peachtree Tower as a result of the amortization of additional second generation tenant assets;

•
Decrease of $1.0 million at 555 North Point Center East due to accelerated amortization recognized in 2011 of tenant assets for a tenant that terminated its lease prior to the originally scheduled end date; and

•	Decrease of $385,000 related to corporate assets that became fully amortized during the year.
Depreciation and amortization decreased approximately $2.1 million (6%) between 2011 and 2010 as a result of the following:

•
Decrease of $2.4 million from 191 Peachtree Tower due to accelerated amortization in 2010 of tenant assets for a tenant that terminated its lease prior to the originally scheduled end date, partially offset by higher tenant improvement amortization from increased occupancy;

•	Decrease of $843,000 from Terminus 100 due to accelerated amortization in 2010 of retail tenants that terminated their leases prior to the originally scheduled end date;

•	Increase of $727,000 at 555 North Point Center East, due to accelerated amortization of tenant assets for a tenant that terminated its lease prior to the originally scheduled end date;

•	Increase of $713,000 from the 2011 acquisition of Promenade; and

•	Increase of $418,000 from increased occupancy at the ACS Center.
Impairment Losses
During 2012, the Company incurred an impairment loss of $488,000 on its investment in Verde Realty (“Verde”), a cost method investment in a non-public real estate investment trust, as a result of a merger of Verde into another company at a price per share less than the Company's carrying amount.
During 2011, management began a strategic review and analysis of its residential and land businesses, as well as certain of its operating properties, in an attempt to determine the most effective way to maximize the value of its holdings. In February 2012, the Company determined that it would liquidate its holdings of certain non-core assets in bulk on a more accelerated timeline and at lower prices than initially planned and re-deploy this capital, primarily into office properties within its core markets. As part of this process, in the fourth quarter of 2011, the Company revised the cash flow projections for its residential holdings as well as two operating properties that were being held for long term investment opportunities. The cash flow revisions reflected a higher probability that the Company would sell the assets in the short term than holding them for long term investment and development opportunities. These cash flow revisions indicated that the undiscounted cash flows of 12 residential and land projects, as well as two operating properties, were less than their carrying amounts, and the Company recorded impairment losses of $104.3 million to adjust these carrying amounts to fair value. The Company reclassified $7.6 million of these amounts to discontinued operations in 2012. Earlier in 2011, the Company recorded an other-than-temporary impairment loss of $3.5 million on its investment in Verde to adjust the carrying amount of the Company's investment to fair value, as a result of an analysis performed in connection with Verde's withdrawal of its proposed public offering.
During 2010, the Company recorded an impairment loss of $2.0 million on Handy Road, an encumbered, undeveloped parcel of land in suburban Atlanta, Georgia that the Company was holding for future development or sale, because the Company determined that it would convey the land to the lending bank through foreclosure. In addition, in 2010, the Company recorded an impairment loss of $586,000 on 60 North Market, a multi-family residential project in Asheville, North Carolina, because it determined the estimated selling prices of the units had declined since its acquisition.

Most of the Company's real estate assets are considered to be held for use pursuant to the accounting rules. If management's strategy changes on any of these assets, the Company may be required to record significant impairment charges in future periods. Changes that could cause these impairment losses include: (1) a decision by the Company to sell the asset rather than hold for long-term investment or development purposes, or (2) changes in management's estimates of future cash flows from the assets that cause the future undiscounted cash flows to be less than the asset's carrying amount. Given the uncertainties with the economic environment, management cannot predict whether or not the Company will incur impairment losses in the future, and if impairment losses are recorded, management cannot predict the magnitude of such losses.
Loss on Extinguishment of Debt and Interest Rate Swaps
In 2012, the Company amended and restated its Credit Facility and as a result, charged $94,000 of unamortized loan costs to expense. In 2011, the Company prepaid the Lakeshore Park Plaza mortgage note and as a result, charged $74,000 of unamortized loan costs to expense. In 2010, the Company incurred a fee of $9.2 million to terminate an interest rate swap on a term loan. In addition, in 2010, the Company restructured its Credit Facility and as a result, charged $592,000 in unamortized loan costs to expense.
Income (Loss) from Unconsolidated Joint Ventures
In 2012, 2011 and 2010, the Company had a considerable amount of activity that affected income (loss) from unconsolidated joint ventures. In 2012, the Company sold its interest in Palisades West LLC for $64.8 million and recognized a gain from unconsolidated entities of $23.3 million associated with this sale. In addition, Ten Peachtree Place Associates sold the Ten Peachtree Place building to a third party. The Company received proceeds from this sale of $5.1 million and recognized a gain from unconsolidated joint ventures of $7.3 million associated with this sale. CP Venture Two LLC sold Presbyterian Medical Plaza to a third party in 2012 and the Company received proceeds from the sale of $450,000 and recognized a gain of $167,000 associated with this sale. In addition, in 2012, the Emory Point development project became operational within EP I LLC and the Company recorded $330,000 in its share of the losses from the start-up operations.
In 2011, Temco Associates (“Temco”) and CL Realty, L.L.C. (“CL Realty”) recorded impairment losses in income from unconsolidated joint ventures on assets held by each entity. During 2011, Temco and CL Realty updated cash flow projections for its projects and determined the cash flows to be generated by certain projects were less than their carrying amounts. Consequently, Temco and CL Realty recorded impairment losses to record these assets at fair value, the Company's share of which was $14.6 million for Temco and $13.6 million for CL Realty. In the first quarter of 2012, Forestar Realty Inc., the Company's 50% partner in each venture, purchased the majority of the ventures' residential project and land acreage. The Company's share of the proceeds from this transaction was $23.5 million and neither venture recognized a significant gain or loss on the transaction since the purchase price approximated the carrying amounts of the assets sold. Also in 2011, the Company recognized income from the newly-formed Cousins Watkins LLC, which caused income from unconsolidated joint ventures to increase $2.4 million.
In 2010, CL Realty recognized an impairment loss as a result of a decision to sell rather than develop a parcel of land in Padre Island, Texas, which required CL Realty to reduce the carrying cost of the parcel to fair value. The Company's share of this impairment loss was $2.2 million. In 2010, CL Realty also recognized $5.2 million in gains on lot and tract sales.
The Company's share of income from CP Venture Five LLC, Charlotte Gateway Village, LLC and Crawford Long - CPI, LLC remained consistent over the three year period ended December 31, 2012. Going forward, the Company will not recognize any income from Palisades West LLC or Ten Peachtree Place Associates as a result of the sales noted above. Amounts recognized by the Company from CP Venture Two LLC will be slightly lower as a result of the sale of Presbyterian Medical Plaza discussed above.
Discontinued Operations
Accounting rules require that certain assets that were sold or plan to be sold be treated as discontinued operations and that the results of their operations and any gains on sales from these properties are shown as a separate component of income in the statements of comprehensive income for all periods presented. The following is a summary of the assets included in discontinued operations for each of the three years in the period ended December 31, 2012.
In 2012, the Company sold the following retail assets: The Avenue Collierville, a 511,000 square foot center in Memphis, Tennessee, for a sales price of $55.0 million; The Avenue Forsyth, a 524,000 square foot center in Atlanta, Georgia for a sales price of $119.0 million; and The Avenue Webb Gin, a 322,000 square foot center in Atlanta, Georgia for a sales price of $59.6 million. The weighted average capitalization rates for these three retail project was 7.8%. The Company also sold Galleria 75, a 111,000 square foot office building in Atlanta, Georgia, for a sales price of $9.2 million and a capitalization rate of 9.5%. In 2012, the Company also sold Cosmopolitan Center, a 51,000 square foot office building for a sales price of $7.0 million. The capitalization rate of Cosmopolitan Center was not a significant determinant of the sales price as it was being sold for its underlying land value as opposed to its in-place income stream. In the fourth quarter of 2012, the Company determined that Inhibitex, a 51,000 square foot office building in Atlanta, Georgia met the requirements for discontinued operations.
Included in discontinued operations for 2012 were impairment losses recorded on The Avenue Collierville and Inhibitex in the amounts of $12.2 million and $1.6 million, respectively. The Company sold The Avenue Collierville for an amount lower than its carrying value and recorded the impairment loss as a result. When the Company determined that Inhibitex was held for sale in accordance with applicable accounting rules, it determined that the fair value of the asset less expected closing costs were lower than the carrying amount and recorded an impairment loss as a result. Included in discontinued operations for 2011 were impairment losses on Cosmopolitan Center and Galleria 75 in the amounts of $4.7 million and $2.9 million, respectively. The Company recorded this impairment loss in connection with the strategic review of its land and other holdings discussed in note 6 of notes to consolidated financial statements included in this Annual Report on Form 10-K. The Company reclassified this impairment loss to discontinued operations in 2012 when the related assets qualified for discontinued operations treatment.
In 2012, the Company also sold its third party management and leasing business to Cushman & Wakefield. Under the terms of the agreement, the Company has the potential to receive up to $15.4 million in gross sales proceeds, of which approximately 63.5% was received at closing. The final purchase price is subject to working capital adjustments, an earn out based on the performance of the contributed management and leasing contracts and the potential contribution of additional management and/or leasing contracts, all of which the Company expects to be substantially resolved by October 1, 2013. The Company recognized a gain on this transaction of $7.5 million and will recognize additional gains if and when additional consideration is earned. As a result of this sale, the operations of the Company's third party management and leasing business were reclassified to discontinued operations.
In 2011, the Company sold One Georgia Center, a 376,000 square foot office building in Atlanta, Georgia, for a sales price of $48.6 million, which corresponded to a capitalization rate of 8.0%. Also in 2011, the Company sold Jefferson Mill, a 459,000 square foot industrial property in suburban Atlanta, Georgia for a sales price of $22.0 million, and King Mill, a 796,000 square foot industrial property in suburban Atlanta, Georgia for a sales price of $28.3 million. The weighted average capitalization rate for these two industrial projects combined was 7.6%. The Company also sold Lakeside in 2011, a 749,000 square foot industrial property in Dallas, Texas for a sales price of $28.4 million. The capitalization rate of this property was not a significant determinant of the sales price, partly due to the fact that the transaction included related tracts of undeveloped land.
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
Net Income Attributable to Noncontrolling Interest
The Company consolidates certain entities and allocates the partner's share of those entities' results to net income attributable to noncontrolling interests on the statements of comprehensive income. The noncontrolling interests' share of the Company's net income decreased $2.8 million between 2012 and 2011, and increased $2.4 million between 2011 and 2010. In 2012, $2.1 million was allocated to the noncontrolling partner in the entity which owned the property in connection with the sale of The Avenue Collierville. Also in 2012, $1.8 million of the gain on the sale of The Avenue Forsyth was allocated to the noncontrolling partner in the entity which owned the property. In 2011, $1.6 million of the gain on sale of One Georgia Center was allocated to the noncontrolling partner in the entity which owned the property. Also in 2011, $1.4 million of the gain on sale of King Mill was allocated to the noncontrolling partner in the entity which owned the property.
Funds from Operations
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
FFO is used by industry analysts and investors as a supplemental measure of a REIT’s operating performance. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, many industry investors and analysts have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. Thus, NAREIT created FFO as a supplemental measure of REIT operating performance that excludes historical cost depreciation, among other items, from GAAP net income. The use of FFO, combined with the required primary GAAP presentations, has been fundamentally beneficial, improving the understanding of operating results of REITs among the investing public and making comparisons of REIT operating results more meaningful. Company management evaluates operating performance in part based on FFO. Additionally, the Company uses FFO, along with other measures, to assess performance in connection with evaluating and granting incentive compensation to its officers and other key employees. The reconciliation of net income (loss) available to common stockholders to FFO is as follows for the years ended December 31, 2012, 2011 and 2010 (in thousands, except per share information):

	Years Ended December 31,
	2012	2011	2010
Net Income (Loss) Available to Common Stockholders	$32,821	$(141,332)	$(27,480)
Depreciation and amortization:
Consolidated properties	43,559	34,580	36,710
Discontinued properties	9,344	19,481	23,268
Share of unconsolidated joint ventures	10,230	10,357	9,661
Depreciation of furniture, fixtures and equipment:
Consolidated properties	(1,075)	(1,688)	(1,884)
Discontinued properties	—	—	(5)
Share of unconsolidated joint ventures	(15)	(20)	(22)
Impairment losses on depreciable investment properties, net of amounts attributable to noncontrolling interests	11,748	7,632	—
Gain on sale of investment properties:
Consolidated properties	(4,318)	(3,494)	(1,938)
Discontinued properties, net of gain attributable to noncontrolling interests	(16,292)	(5,649)	(7,226)
Share of unconsolidated joint ventures	(30,662)	—	—
Gain on sale of undepreciated investment properties	3,693	3,258	1,697
Gain on sale of third party management and leasing business	7,459	—	—
Funds From Operations Available to Common Stockholders	$66,492	$(76,875)	$32,781
Per Common Share—Basic:
Net Income (Loss) Available	$0.32	$(1.36)	$(0.27)
Funds From Operations	$0.64	$(0.74)	$0.32
Weighted Average Shares—Basic	104,117	103,651	101,440
Per Common Share—Diluted:
Net Income (Loss) Available	$0.32	$(1.36)	$(0.27)
Funds From Operations	$0.64	$(0.74)	$0.32
Weighted Average Shares—Diluted	104,125	103,655	101,440
Liquidity and Capital Resources
The Company’s primary liquidity sources are:

•	Net cash from operations;

•	Sales of assets;

•	Borrowings under its Credit Facility;

•	Proceeds from mortgage notes payable;

•	Proceeds from equity offerings; and

•	Joint venture formations.
The Company’s primary liquidity uses are:

•	Corporate expenses;

•	Payments of tenant improvements and other leasing costs;

•	Principal and interest payments on debt obligations;

•	Dividends to common and preferred stockholders;

•	Property acquisitions; and

•	Expenditures on predevelopment and development projects.
Financial Condition

During 2012 and 2011, the Company improved its financial position by reducing leverage, extending maturities, replacing higher cost mortgage notes with lower cost financing and modifying its Credit Facility, all of which increased overall financial flexibility. The Company expects to fund its current commitments over the next 12 months with cash flows from operations, borrowings under its Credit Facility, borrowings under new or renewed mortgage loans, proceeds from the sale of assets and proceeds from equity offerings. The Company amended its $350 million Credit Facility in the first quarter of 2012, extending the maturity from August 2012 to February 2016, with a one-year extension under certain situations, and adding an accordion feature that allows it to increase capacity under the Credit Facility to $500 million. Also in the first quarter of 2012, the Company entered into a $100 million mortgage note payable secured by 191 Peachtree Tower that matures in 2018. Proceeds from this loan were used to reduce amounts outstanding under the Credit Facility. The Company had a $24.5 million fixed-rate mortgage loan maturing in June 2012, which was prepaid in April 2012. There are no significant maturities over the next 12 months.
In 2012, the Company sold operating properties, its third party management and leasing business, land, its interest in real estate joint ventures and other non-core assets, generating proceeds of $401.2 million. With these proceeds, the Company acquired an operating property for $63.4 million, repaid all amounts outstanding under its Credit Facility and held excess cash on its balance sheet as of December 31, 2012.
In February 2013, the Company purchased the remaining 80% interest in MSREF/T200, repaid the mortgage loan on Terminus 200, sold 50% of its interest in Terminus 100 and Terminus 200 to JP Morgan and purchased Post Oak Central as discussed in note 9 of notes to consolidated financial statements. The Company funded this series of transactions with cash on hand and borrowings under its Credit Facility. Subsequent to these transactions, the Company had $85.0 million outstanding under its Credit Facility.
The Company may seek additional acquisitions and opportunistic investments in 2013 and beyond and expects to fund these activities with one or more of the following: sale of additional non-core assets, additional borrowings under its Credit Facility, mortgage loans on existing and newly acquired properties, the issuance of common or preferred equity and joint venture formation with third parties.
Contractual Obligations and Commitments
At December 31, 2012, the Company was subject to the following contractual obligations and commitments (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 years
Contractual Obligations:
Company debt:
Construction loan	$13,027	$—	$13,027	$—	$—
Mortgage notes payable	412,383	4,775	10,045	152,787	244,776
Interest commitments (1)	143,811	21,929	42,828	38,763	40,291
Ground leases	15,400	117	241	255	14,787
Other operating leases	619	196	283	100	40
Total contractual obligations	$585,240	$27,017	$66,424	$191,905	$299,894
Commitments:
Unfunded tenant improvements and other	13,337	13,033	304	—	—
Letters of credit	2,105	2,105	—	—	—
Performance bonds	537	377	60	100	—
Total commitments	$15,979	$15,515	$364	$100	$—

(1)	Interest on variable rate obligations is based on rates effective as of December 31, 2012.
In addition, the Company has several standing or renewable service contracts mainly related to the operation of its buildings. These contracts were entered into in the ordinary course of business and are generally one year or less. These contracts are not included in the above table and are usually reimbursed in whole or in part by tenants.
The Company repaid one mortgage loan during 2012 totaling $24.5 million. This loan had an interest rate of 5.39%, which is higher than the rate paid on the Company’s Credit Facility and the weighted average rate on the Company’s other debt. The Company repaid this note to provide flexibility to sell these assets or refinance them at a later date, depending upon its strategic direction.

In 2012, the Company entered into a $100 million mortgage note payable, secured by an office building. The loan has an interest rate of 3.35% and matures in 2018. Proceeds from this loan were used to reduce amounts outstanding under the Credit Facility.
In 2011, the Company entered into a construction loan to fund a development project. The Company expects to fund the majority of its future joint venture development projects with construction loans, as long as the terms remain attractive to other capital sources.
The Company’s existing mortgage debt is primarily non-recourse, fixed-rate mortgage notes secured by various real estate assets. Many of the Company’s non-recourse mortgages contain covenants which, if not satisfied, could result in acceleration of the maturity of the debt. The Company expects that it will either refinance the non-recourse mortgages at maturity or repay the mortgages with proceeds from other financings. As of December 31, 2012, the weighted average interest rate on the Company’s consolidated debt was 5.14%, and the Company’s consolidated debt to undepreciated assets ratio was 35.3%.
Credit Facility Information
The Company amended its $350 million Credit Facility in the first quarter of 2012, extending the maturity from August 2012 to February 2016, with a one-year extension under certain situations and adding an accordion feature that allows it to increase capacity under the Credit Facility to $500 million. The Company’s Credit Facility bears interest at the London Interbank Offered Rate (“LIBOR”) plus a spread, based on the Company’s leverage ratio, as defined in the Credit Facility. At December 31, 2012, the Company had no funds drawn on the facility. The amount that the Company may draw under the Credit Facility is a defined calculation based on the Company’s unencumbered assets and other factors and is reduced by both letters of credit and borrowings outstanding.
The Credit Facility includes customary events of default, including, but not limited to, the failure to pay any interest or principal when due, the failure to perform under covenants of the credit agreement, incorrect or misleading representations or warranties, insolvency or bankruptcy, change of control, the occurrence of certain ERISA events and certain judgment defaults. The amounts outstanding under the Credit Facility may be accelerated upon an event of default. The Credit Facility contains restrictive covenants pertaining to the operations of the Company, including limitations on the amount of debt that may be incurred, the sale of assets, transactions with affiliates, dividends and distributions. The Credit Facility also includes certain financial covenants (as defined in the agreement) that require, among other things, the maintenance of an unencumbered interest coverage ratio of at least 2.00; a fixed charge coverage ratio of at least 1.40, increasing to 1.50 during the extension period; and a leverage ratio of no more than 60%. The Company is currently in compliance with its financial covenants.
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
The Company may also generate capital through the issuance of securities that include common or preferred stock, warrants, debt securities or depositary shares. In March 2010, the Company filed a shelf registration statement to allow for the issuance of up to $500 million of such securities, of which $482 million remains to be drawn as of December 31, 2012. Management will continue to evaluate all public equity sources and select the most appropriate options as capital is required.
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
Cash Flows
The reasons for significant increases and decreases in cash flows between the years are as follows:
Cash Flows from Operating Activities
Cash flows from operating activities increased $39.7 million between 2012 and 2011 due to the following:

•
Increase of $28.5 million in operating distributions from joint ventures due to the sale of the Company's interest in Palisades West LLC and distribution the Company received from Ten Peachtree Place Associates as a result of the sale of the Ten Peachtree Place building;

•	Increase of $3.5 million due to the receipt of a lease termination fee;

•	Increase of $3.4 million related to a participation interest in a former development project; and

•	Increase of $2.8 million as a result of lower interest paid due to lower average debt outstanding.
Cash flows from operating activities decreased approximately $24.1 million between 2011 and 2010 due to the following:

•
Decrease of $27.8 million from multi-family residential unit sales due to a lower number of units sold in 2011 compared to 2010 at both the Company's 10 Terminus and 60 North Market condominium projects;

•	Increase of $9.2 million as a result of the 2010 payment of a fee for an interest rate swap termination;

•	Increase of $9.7 million as a result of lower interest paid due to lower average debt outstanding and lower average interest rates in 2011;

•
Increase of $2.2 million from residential lot, outparcel and multi-family acquisition and development expenditures due to a decrease in development activities for those property types between 2011 and 2010;

•	Decrease of $14.3 million from lower proceeds from outparcel sales. There were no outparcel sales in 2011, compared to eight outparcel sales in 2010; and

•	Decrease of $2.8 million from a decrease in income taxes refunded between 2011 and 2010.
Cash Flows from Investing Activities
Net cash from investing activities increased $286.8 million between 2012 and 2011 due to the following:

•
Increase of $129.8 million from investment property sales. In 2012, the Company sold six operating properties and four tracts of land. In 2011, the Company sold four operating properties and three tracts of land.

•
Increase of $76.8 million from a decrease in acquisition, development and tenant asset expenditures. This decrease is primarily attributable to the differences in the purchase prices for the 2012 purchase of 2100 Ross and the 2011 purchase of Promenade;

•
Increase of $75.7 million from joint ventures. In 2012, the Company sold its investment in Palisades West, received distributions from Ten Peachtree Place Associates from the sale of its only asset, and received distributions from CL Realty, L.L.C. and Temco Associates in connection with the sale of most of the assets owned in these two ventures. In addition, the Company invested less in its joint ventures as a result of lower capital contributions in EP I, which was formed and initially capitalized in 2011;

•	Increase of $8.2 million from the sale of the Company's third party management and leasing business; and

•	Decrease of $8.5 million from the use of restricted cash for tenant improvements.
Net cash provided by investing activities decreased $71.7 million between 2011 and 2010 due to the following:

•
Increase of $41.9 million from investment property sales. In 2011, the Company sold four operating properties and three tracts of land. In 2010, the Company sold three operating properties and three tracts of land;

•
Increase of $23.0 million from restricted cash usage. Under the loan agreements for Meridian Mark Plaza and the ACS Center, reserves were required for future tenant improvement costs. In 2010, the Company funded approximately $12.5 million of these reserves. In 2011, $10.5 million of these funds were released toward the payment of tenant improvement costs;

•	Increase of $17.3 million due to the payment of a debt guarantee in 2010 related to the old T200 joint venture.

•
Increase of $2.9 million from lower contributions to joint ventures. In 2011, the Company contributed approximately $18.6 million to the newly formed EP I joint venture. In 2010, the Company contributed $14.9 million for the formation of the Cousins Watkins LLC joint venture, $4.0 million to CP Venture Five LLC for its share of a maturing note payable, and $3.2 million to the MSREF/T200 joint venture;

•
Decrease of $148.1 million from increase in acquisition, development and tenant asset expenditures due primarily to the acquisition of the Promenade and to the commencement of construction of Mahan Village in 2011; and

•
Decrease of $7.6 million as a result of a decrease in distributions received from joint ventures due to lower distributions from land sales at CL Realty and to a $3.8 million 2010 distribution from CP Venture Five LLC related to a mortgage refinancing.

Cash Flows from Financing Activities

Net cash used in financing activities increased $151.8 million between 2012 and 2011 due primarily to a reduction in debt outstanding of $114.0 million in 2012 compared to an increase in net borrowings in 2011 of $33.3 million. In 2012, the Company repaid outstanding debt with proceeds from investment property sales.
Net cash used in financing activities decreased $95.0 million between 2011 and 2010 due to the following:

•
Increase in cash flows of $114.0 million due to an increase in debt outstanding. In 2011, the Company increased its debt outstanding $33.3 million as a result of funding required for its net investing activities. In 2010, the Company reduced its debt outstanding by $80.7 million as a result of proceeds generated from investment property and other land sales and no significant acquisitions consummated in 2010;

•
Decrease in cash flows of $6.5 million from common dividends paid. The 2011 annual dividend of $0.18 per share was paid all in cash, while the 2010 annual dividend of $0.36 per share was paid in a combination of cash and stock; and

•
Decrease in cash flows of $13.3 million from distributions to noncontrolling interests, as the Company distributed approximately $13.8 million in 2011 to its noncontrolling partners for their share of the proceeds from the sales of three investment properties.

Capital Expenditures
The Company incurs costs related to its real estate assets that include acquisition of properties, development of new properties, redevelopment of existing or newly purchased properties, leasing costs for new or replacement tenants and ongoing property repairs and maintenance.
Capital expenditures for certain types of consolidated real estate are categorized as operating activities in the statements of cash flows, such as those for the development of residential lots, retail outparcels and for-sale multi-family residential projects. During the years ended December 31, 2012, 2011 and 2010, the Company incurred $47,000, $999,000 and $3.3 million, respectively, in land and for-sale multi-family project expenditures. The Company does not anticipate entering into any new land or for-sale multi-family projects in the near term.
Capital expenditures for other types of consolidated real estate assets, mainly office and retail assets the Company develops or acquires and then holds and operates, are included in the property acquisition, development and tenant asset expenditures line item within investing activities on the statements of cash flows. Amounts accrued are removed from the table below (accrued capital adjustment) to show the components of these costs on a cash basis. Components of costs included in this line item for the years ended December 31, 2012, 2011 and 2010 are as follows (in thousands):

	2012	2011	2010
Acquisition of property	$63,562	$134,733	$—
Projects under development	13,387	10,741	—
Redevelopment property—leasing costs	—	3,420	8,281
Redevelopment property—building improvements	—	6,036	3,956
Operating properties—leasing costs	20,179	25,476	19,396
Operating properties—building improvements	4,499	1,420	2,548
Land held for investment	480	57	—
Capitalized interest	407	117	—
Capitalized salaries	1,515	1,532	1,618
Accrued capital adjustment	1,040	(1,623)	(2,038)
Total property acquisition, development and tenant asset expenditures	$105,069	$181,909	$33,761
Capital expenditures decreased $76.8 million between 2012 and 2011 mainly due to decreased acquisition activity. In addition, the Company incurred lower overall leasing and building improvement costs in 2012 due to the sale of several operating properties. Tenant improvements and leasing costs, as well as some of the capitalized personnel costs, are a function of the number and size of executed new and renewed leases. The amount of tenant improvements and leasing costs on a per square foot basis varies by lease and by market, and such costs per square foot have increased in certain markets during recent years. However, these amounts have stabilized overall and are decreasing in some of the Company's markets. Given the level of expected leasing and renewal activity in future periods, management anticipates future tenant improvement and leasing costs to remain consistent with or greater than that experienced in 2012. The accrued capital adjustment is affected by the amount and timing of the Company's payments for accounts payable and accrued expenses. The Company paid $1.1 million more in accounts payable and accrued expenses than it incurred.

Capital expenditures increased $148.1 million between 2011 and 2010 mainly due to the fourth quarter 2011 purchase of Promenade and the third quarter 2011 commencement of development of the Mahan Village retail center.
Dividends. The Company paid cash common and preferred dividends of $31.7 million, $31.6 million, and $25.1 million in 2012, 2011 and 2010, respectively, which it funded with cash provided by operating activities. All of the 2012 and 2011 common stock dividends were paid in cash. The 2010 common stock dividends were paid in a combination of cash and common stock. The value of the common dividends paid in stock totaled $24.3 million in 2010. The Company expects to fund its quarterly distributions to common and preferred stockholders with cash provided by operating activities, proceeds from investment property sales, distributions from unconsolidated joint ventures and indebtedness, if necessary.
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
Effects of Inflation
The Company attempts to minimize the effects of inflation on income from operating properties by providing periodic fixed-rent increases or increases based on the Consumer Price Index and/or pass-through of certain operating expenses of properties to tenants or, in certain circumstances, rents tied to tenants’ sales.
Off Balance Sheet Arrangements
General. The Company has a number of off balance sheet joint ventures with varying structures, as described in note 5 of notes to consolidated financial statements. Most of the joint ventures in which the Company has an interest are involved in the ownership and/or development of real estate. A venture will fund capital requirements or operational needs with cash from operations or financing proceeds, if possible. If additional capital is deemed necessary, a venture may request a contribution from the partners, and the Company will evaluate such request. Except as previously discussed, based on the nature of the activities conducted in these ventures, management cannot estimate with any degree of accuracy amounts that the Company may be required to fund in the short or long-term. However, management does not believe that additional funding of these ventures will have a material adverse effect on its financial condition or results of operations.
Debt. At December 31, 2012, the Company’s unconsolidated joint ventures had aggregate outstanding indebtedness to third parties of approximately $390.8 million. These loans are generally mortgage or construction loans, most of which are non-recourse to the Company, except as described below. In addition, in certain instances, the Company provides “non-recourse carve-out guarantees” on these non-recourse loans. Certain of these loans have variable interest rates, which creates exposure to the ventures in the form of market risk to interest rate changes. At December 31, 2012, approximately $40.6 million of the loans at unconsolidated joint ventures were recourse to the Company.
CF Murfreesboro Associates (“CF Murfreesboro”), of which the Company owns 50%, has a $97.5 million facility that matures on December 31, 2013, and $94.5 million was drawn at December 31, 2012. The Company has a $26.2 million repayment guarantee on the loan.
The Company guarantees 25% of two of the four outstanding loans at the Cousins Watkins LLC joint venture, which owns four retail shopping centers. The two recourse loans have a total capacity of $16.3 million, of which the Company guarantees 25% of the outstanding balance. At December 31, 2012, the Company guaranteed $2.9 million, based on current amounts outstanding under these loans. These guarantees may be reduced or eliminated based on achievement of certain criteria.

The Company guarantees repayment of $11.5 million of the EP I construction loan, which has a maximum amount available of $61.1 million. This guarantee may be reduced and/or eliminated based on achievement of certain criteria.
Bonds. The unconsolidated joint ventures also had performance bonds of $115,000 at December 31, 2012, which the Company guarantees through an indemnity agreement with the bond issuer and which are shown on the Company’s commitment table above. These performance bonds relate to construction projects at the retail center owned by CF Murfreesboro, and the Company would seek reimbursement from CF Murfreesboro if the bond was paid.

Item 7A.	Quantitative and Qualitative Disclosure about Market Risk
The Company’s primary exposure to market risk results from its debt, which bears interest at both fixed and variable rates. The Company mitigates this risk by limiting its debt exposure in total and its maturities in any one year and weighting more towards fixed-rate, non-recourse debt compared to recourse, variable-rate debt in its portfolio. The fixed rate debt obligations limit the risk of fluctuating interest rates, and generally are mortgage loans secured by certain of the Company’s real estate assets. The Company does not have a significant level of consolidated fixed-rate mortgage debt maturing in 2013 and, therefore, does not have high exposure for the refinancing of its mortgage debt in the near term. At December 31, 2012, the Company had $412.4 million of fixed rate debt outstanding at a weighted average interest rate of 5.24%. At December 31, 2011, the Company had $341.2 million of fixed rate debt outstanding at a weighted average interest rate of 5.81%. The amount of fixed-rate debt outstanding increased and the weighted average interest rate decreased from 2011 to 2012 as a result of the Company entering into a $100 million mortgage note payable secured by 191 Peachtree Tower at a fixed interest rate of 3.35%. See note 3 of the notes to consolidated financial statements included in this Annual Report on Form 10-K for additional information regarding 2012 debt activity.
The Company has variable rate debt consisting primarily of a construction loan which had $13.0 million outstanding as of December 31, 2012. The interest rate on the construction loan was LIBOR plus a spread, which totaled 1.86% at December 31, 2012. As of December 31, 2011, the variable rate debt consisted primarily of the Credit Facility, which had $198.3 million outstanding at an interest rate of 2.30%. Borrowings under the Credit Facility decreased in 2012 due to the cash inflow resulting from the sale of several real estate assets. Based on the Company’s average variable rate debt balances in 2012, interest incurred would have increased by approximately $1.1 million in 2012 if these interest rates had been 1% higher.
In 2012, the Credit Facility was amended to, among other things, extend the maturity to February 28, 2016 and reduce the interest spread over LIBOR. See note 3 of notes to consolidated financial statements included in this Annual Report on Form 10-K for additional information regarding the Credit Facility.
The following table summarizes the Company’s market risk associated with notes payable as of December 31, 2012. It includes the principal maturing, an estimate of the weighted average interest rates on those expected principal maturity dates and the fair values of the Company’s fixed and variable rate notes payable. Fair value was calculated by discounting future principal payments at estimated rates at which similar loans could have been obtained at December 31, 2012. The information presented below should be read in conjunction with note 3 of notes to consolidated financial statements included in this Annual Report on Form 10-K. (The Company did not have a significant level of notes receivable at December 31, 2012, and the table does not include information related to notes receivable.)

($ in thousands)	2013	2014	2015	2016	2017	Thereafter	Total
Notes Payable:
Fixed Rate	$4,775	$4,878	$5,168	$20,174	$132,696	$244,692	$412,383
Average Interest Rate	5.70%	5.76%	5.76%	5.54%	6.38%	4.57%	5.24%
Variable Rate	$—	$13,027	$—	$—	$—	$—	$13,027
Average Interest Rate (1)	—	1.86%	—	—	—	—	1.86%

(1)	Interest rates on variable rate notes payable are equal to the variable rates in effect on December 31, 2012.

Item 8.	Financial Statements and Supplementary Data
The consolidated financial statements, notes to consolidated financial statements and report of independent registered public accounting firm are included on pages F-1 through F-35.
Certain components of quarterly net income (loss) available to common stockholders disclosed below differ from those as reported on the Company’s respective quarterly reports on Form 10-Q. As discussed in notes 2 and 9 of notes to consolidated financial statements, gains and losses from the disposition of certain real estate assets and the related historical operating results were reclassified as discontinued operations for all applicable periods presented. Additionally, impairment losses were recorded in certain quarters during both 2012 and 2011, as discussed in note 6 of notes to consolidated financial statements included in this Annual Report on Form 10-K. The following selected quarterly financial information (unaudited) for the years ended December 31, 2012 and 2011 should be read in conjunction with the consolidated financial statements and notes thereto included herein (in thousands, except per share amounts):

	Quarters
	First	Second	Third	Fourth
	(Unaudited)
2012:
Revenues	$34,652	$33,794	$40,582	$39,250
Impairment losses	—	—	(488)	—
Income (loss) from unconsolidated joint ventures	2,186	9,762	2,268	25,042
Gain on sale of investment properties	57	29	60	3,907
Income (loss) from continuing operations	(1,706)	6,403	1,485	24,531
Discontinued operations	(9,649)	3,826	11,795	11,234
Net income (loss)	(11,354)	10,230	13,278	35,765
Net income (loss) attributable to controlling interest	(9,885)	9,628	12,670	33,315
Net income (loss) available to common stockholders	(13,112)	6,401	9,444	30,088
Basic and diluted net income (loss) per common share	(0.13)	0.06	0.09	0.29

	Quarters
	First	Second	Third	Fourth
	(Unaudited)
2011:
Revenues	$33,899	$30,191	$31,313	$33,643
Impairment losses	(3,508)	—	—	(96,623)
Income from unconsolidated joint ventures	2,496	2,312	2,660	(25,767)
Gain on sale of investment properties	59	59	59	3,317
Income (loss) from continuing operations	(5,976)	(2,654)	25	(124,771)
Discontinued operations	1,927	1,856	5,581	545
Net income (loss)	(4,049)	(798)	5,606	(124,226)
Net income (loss) attributable to controlling interest	(4,630)	(1,479)	3,414	(125,730)
Net income (loss) available to common stockholders	(7,857)	(4,706)	188	(128,957)
Basic and diluted net income (loss) per common share	(0.08)	(0.05)	—	(1.24)
The above per share quarterly information does not sum to full year per share information due to rounding. Other financial statements and financial statement schedules required under Regulation S-X are filed pursuant to item 15 of part IV of this report.
During 2012 and 2011, the Company's quarterly results varied as a result of the timing of certain impairment charges recorded within quarters of each year and the timing of the sales of assets, which generated gains within quarters of each year. See note 6 of notes to consolidated financial statements included in this Annual Report on Form 10-K for a discussion of impairment losses recorded and note 9 of notes to consolidated financial statements included in this Annual Report on Form 10-K for a discussion of asset sales.

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
Management, under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. The framework on which the assessment was based is described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, we concluded that we maintained effective internal control over financial reporting as of December 31, 2012. Deloitte & Touche, our independent registered public accounting firm, issued an opinion on the effectiveness of our internal control over financial reporting as of December 31, 2012, which follows this report of management.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Cousins Properties Incorporated:
We have audited the internal control over financial reporting of Cousins Properties Incorporated and subsidiaries (the "Company") as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2012 of the Company and our report dated February 13, 2013 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP
Atlanta, Georgia
February 13, 2013

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Items 401 and 405 of Regulation S-K is presented in item X in part I above and is included under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement relating to the 2013 Annual Meeting of the Registrant’s Stockholders, and is incorporated herein by reference. The Company has a Code of Business Conduct and Ethics (the “Code”) applicable to its Board of Directors and all of its employees. The Code is publicly available on the “Investor Relations” page of its website site at www.cousinsproperties.com. Section 1 of the Code applies to the Company’s senior executive and financial officers and is a “code of ethics” as defined by applicable SEC rules and regulations. If the Company makes any amendments to the Code other than technical, administrative or other non-substantive amendments, or grants any waivers, including implicit waivers, from a provision of the Code to the Company’s senior executive or financial officers, the Company will disclose on its website the nature of the amendment or waiver, its effective date and to whom it applies. There were no amendments or waivers during 2012.

Item 11.	Executive Compensation
The information under the captions “Executive Compensation” (other than the Committee Report on Compensation) and “Director Compensation” in the Proxy Statement relating to the 2013 Annual Meeting of the Registrant’s Stockholders is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information under the captions “Beneficial Ownership of Common Stock” and “Equity Compensation Plan Information” in the Proxy Statement relating to the 2013 Annual Meeting of the Registrant’s Stockholders is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information under the caption “Certain Transactions” and “Director Independence” in the Proxy Statement relating to the 2013 Annual Meeting of the Registrant’s Stockholders is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services
The information under the caption “Summary of Fees to Independent Registered Public Accounting Firm” in the Proxy Statement relating to the 2013 Annual Meeting of the Registrant’s Stockholders has fee information for fiscal years 2012 and 2011 and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules

(a)	1. Financial Statements

A.	The following consolidated financial statements of the Registrant, together with the applicable report of independent registered public accounting firm, are filed as a part of this report:

2.	Financial Statement Schedule
The following financial statement schedule for the Registrant is filed as a part of this report:

Page Number
A. Schedule III—Real Estate and Accumulated Depreciation—December 31, 2012	S-1 through S-4
NOTE: Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

(b)	Exhibits

2.1
Membership Interest Purchase Agreement between 3280 Peachtree III LLC and MSREF VII Global U.S. Holdings (FRC), L.L.C., dated December 7, 2012. (Schedules and exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.)

2.2
First Amendment to Membership Interest Purchase Agreement between 3280 Peachtree III LLC and MSREF VII Global U.S. Holdings (FRC), L.L.C., dated January 30, 2013. (Schedules and exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.)

2.3
•Sale and Contribution Agreement between Cousins Properties Incorporated, 3280 Peachtree I LLC, 3280 Peachtree III LLC and Terminus Acquisition Company LLC, dated February 4, 2013. (Schedules and exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.)

2.4
•Purchase and Sale Agreement (Post Oak Central) between Crescent POC Investors, L.P. and Cousins POC I LLC, dated February 4, 2013. (Schedules and exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.)

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

3.2	Bylaws of the Registrant, as amended and restated December 4, 2012, filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on December 7, 2012, and incorporated herein by reference.

4(a)	Dividend Reinvestment Plan as restated as of March 27, 1995, filed in the Registrant’s Form S-3 dated March 27, 1995, and incorporated herein by reference.

10(a)(i)*
Cousins Properties Incorporated 1999 Incentive Stock Plan, as amended and restated, approved by the Stockholders on May 6, 2008, filed as Annex B to the Registrant’s Proxy Statement dated April 13, 2008, and incorporated herein by reference.

10(a)(ii)*	Cousins Properties Incorporated 2005 Restricted Stock Unit Plan, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 9, 2005, and incorporated herein by reference.

10(a)(iii)*
Amendment No. 1 to Cousins Properties Incorporated 2005 Restricted Stock Unit Plan, filed as Exhibit 10(a)(iii) to the Registrant’s Form 10-Q for the quarter ended March 31, 2006, and incorporated herein by reference.

10(a)(iv)*
Cousins Properties Incorporated 1999 Incentive Stock Plan – Form of Key Employee Non-Incentive Stock Option and Stock Appreciation Right Certificate, amended effective December 6, 2007, filed as Exhibit 10(a)(vi) to the Registrant’s Form 10-K for the year ended December 31, 2007, and incorporated herein by reference.

10(a)(v)*
Cousins Properties Incorporated 1999 Incentive Stock Plan – Form of Key Employee Incentive Stock Option and Stock Appreciation Right Certificate, amended effective December 6, 2007, filed as Exhibit 10(a)(vii) to the Registrant’s Form 10-K for the year ended December 31, 2007, and incorporated herein by reference.

10(a)(vi)*
Cousins Properties Incorporated 2005 Restricted Stock Unit Plan – Form of Restricted Stock Unit Certificate, filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated December 11, 2006, and incorporated herein by reference.

10(a)(vii)*
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

10(a)(ix)*	Form of Change in Control Severance Agreement, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 31, 2007, and incorporated herein by reference.

10(a)(x)*
Amendment No. 1 to the Cousins Properties Incorporated 1999 Incentive Stock Plan, filed as Exhibit 10(a)(ii) to the Registrant’s Form 10-Q for the quarter ended March 31, 2008, and incorporated herein by reference.

10(a)(xi)*
Amendment No. 4 to the Cousins Properties Incorporated 2005 Restricted Stock Unit Plan dated September 8, 2008, filed as Exhibit 10(a)(xiii) to the Registrant’s Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.

10(a)(xii)*
Amendment No. 5 to the Cousins Properties Incorporated 2005 Restricted Stock Unit Plan dated February 16, 2009, filed as Exhibit 10(a)(xiv) to the Registrant’s Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.

10(a)(xiii)*	Form of Amendment Number One to Change in Control Severance Agreement filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated May 12, 2009, and incorporated herein by reference.

10(a)(xiv)*
Amendment Number 6 to the Cousins Properties Incorporated 2005 Restricted Stock Unit Plan filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated May 12, 2009, and incorporated herein by reference.

10(a)(xv)*
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

10(a)(xvii)*
Cousins Properties Incorporated Director Non-Incentive Stock Option and Stock Appreciation Right Certificate under the Cousins Properties Incorporated 2009 Incentive Stock Plan, filed as Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended June 30, 2009, and incorporated herein by reference.

10(a)(xviii)*
Cousins Properties Incorporated 2005 Restricted Stock Unit Plan – Form of Restricted Stock Unit Certificate for 2010-2012 Performance Period filed as Exhibit 10(a)(xx) to the Registrant’s Form 10-K for the year ended December 31, 2009, and incorporated herein by reference.

10(a)(xix)*
Cousins Properties Incorporated 2009 Incentive Stock Plan – Form of Key Employee Non-Incentive Stock Option Certificate filed as Exhibit 10(a)(xxi) to the Registrant’s Form 10-K for the year ended December 31, 2009, and incorporated herein by reference.

10(a)(xx)*
Cousins Properties Incorporated 2009 Incentive Stock Plan – Form of Stock Grant Certificate filed as Exhibit 10(a)(xxii) to the Registrant’s Form 10-K for the year ended December 31, 2009, and incorporated herein by reference.

10(a)(xxi)*	Form of New Change in Control Severance Agreement, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 7, 2011, and incorporated herein by reference.

10(a)(xxii)*
Form of Amendment Number Two to Change in Control Severance Agreement, filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on January 7, 2011, and incorporated herein by reference.

10(a)(xxiii)*
Cousins Properties Incorporated 2009 Incentive Stock Plan – Form of Stock Grant Certificate filed as Exhibit 10(a)(xxv) to the Registrant’s Form 10-K for the year ended December 31, 2010, and incorporated herein by reference.

10(a)(xxiv)*
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

10(a)(xxviii)*
Cousins Properties Incorporated 2009 Incentive Stock Plan – Form of Key Employee Incentive Stock Option Certificate filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 3, 2012, and incorporated herein by reference.

10(a)(xxix)*
Cousins Properties Incorporated 2005 Restricted Stock Unit Plan – Form of Restricted Stock Unit Certificate for 2012-2016 Performance Period, filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on February 3, 2012 and incorporated herein by reference.

10(a)(xxx)*
Cousins Properties Incorporated 2009 Incentive Stock Plan – Form of Stock Grant Certificate, filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on February 3, 2012 and incorporated herein by reference.

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

10(j)*
Retirement and Consulting Agreement and General Release between Cousins Properties Incorporated and Craig B. Jones dated September 20, 2012, filed as Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2012, and incorporated herein by reference.

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

101†
The following financial information for the Registrant, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements.

*	Indicates a management contract or compensatory plan or arrangement.

†	Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cousins Properties Incorporated (Registrant)
Dated:	February 13, 2013
		BY:	/s/ Gregg D. Adzema
Gregg D. Adzema
Executive Vice President and Chief Financial
Officer (Duly Authorized Officer and Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Capacity	Date
/s/ Lawrence L. Gellerstedt III	Chief Executive Officer,	February 13, 2013
Lawrence L. Gellerstedt III	President and Director (Principal Executive Officer)

/s/ Gregg D. Adzema	Executive Vice President and	February 13, 2013
Gregg D. Adzema	Chief Financial Officer (Principal Financial Officer)

/s/ John D. Harris, Jr.	Senior Vice President, Chief	February 13, 2013
John D. Harris, Jr.	Accounting Officer and Assistant Secretary (Principal Accounting Officer)

/s/ Tom G. Charlesworth	Director	February 13, 2013
Tom G. Charlesworth

/s/ James D. Edwards	Director	February 13, 2013
James D. Edwards

/s/ Lillian C. Giornelli	Director	February 13, 2013
Lillian C. Giornelli

/s/ S. Taylor Glover	Chairman of the Board of Directors	February 13, 2013
S. Taylor Glover

/s/ James H. Hance, Jr.	Director	February 13, 2013
James H. Hance, Jr.

	Director	February 13, 2013
William Porter Payne

/s/ R. Dary Stone	Director	February 13, 2013
R. Dary Stone

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Cousins Properties Incorporated:
We have audited the accompanying consolidated balance sheets of Cousins Properties Incorporated and subsidiaries (the "Company") as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cousins Properties Incorporated and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 13, 2013 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Atlanta, Georgia
February 13, 2013

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands, except share and per share amounts)

	December 31,
	2012	2011
ASSETS
REAL ESTATE ASSETS:
Operating properties, net of accumulated depreciation of $255,128 and $289,473 in 2012 and 2011, respectively	$669,652	$884,652
Projects under development, net of accumulated depreciation of $183 in 2012	25,209	11,325
Land	42,187	67,327
Other	151	637
	737,199	963,941
OPERATING PROPERTY AND RELATED ASSETS HELD FOR SALE, net of accumulated depreciation of $2,947 in 2012	1,866	—

CASH AND CASH EQUIVALENTS	176,892	4,858
RESTRICTED CASH	2,852	4,929
NOTES AND ACCOUNTS RECEIVABLE, net of allowance for doubtful accounts of $1,743 and $5,100 in 2012 and 2011, respectively	9,972	11,359
DEFERRED RENTS RECEIVABLE	39,378	37,141
INVESTMENT IN UNCONSOLIDATED JOINT VENTURES	97,868	160,587
OTHER ASSETS	58,215	52,720
TOTAL ASSETS	$1,124,242	$1,235,535
LIABILITIES AND EQUITY
NOTES PAYABLE	$425,410	$539,442
ACCOUNTS PAYABLE AND ACCRUED EXPENSES	34,751	29,682
DEFERRED INCOME	11,888	17,343
OTHER LIABILITIES	9,240	8,910
TOTAL LIABILITIES	481,289	595,377
COMMITMENTS AND CONTINGENT LIABILITIES
REDEEMABLE NONCONTROLLING INTERESTS	—	2,763
STOCKHOLDERS’ INVESTMENT:
Preferred stock, 20,000,000 shares authorized, $1 par value:
7.75% Series A cumulative redeemable preferred stock, $25 liquidation preference; 2,993,090 shares issued and outstanding in 2012 and 2011	74,827	74,827
7.50% Series B cumulative redeemable preferred stock, $25 liquidation preference; 3,791,000 shares issued and outstanding in 2012 and 2011	94,775	94,775
Common stock, $1 par value, 250,000,000 shares authorized, 107,660,080 and 107,272,078 shares issued in 2012 and 2011, respectively	107,660	107,272
Additional paid-in capital	690,024	687,835
Treasury stock at cost, 3,570,082 shares in 2012 and 2011	(86,840)	(86,840)
Distributions in excess of cumulative net income	(260,104)	(274,177)
TOTAL STOCKHOLDERS’ INVESTMENT	620,342	603,692
Nonredeemable noncontrolling interests	22,611	33,703
TOTAL EQUITY	642,953	637,395
TOTAL LIABILITIES AND EQUITY	$1,124,242	$1,235,535

See notes to consolidated financial statements.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In thousands, except per share amounts)

	Year Ended December 31,
	2012	2011	2010
REVENUES:
Rental property revenues	$125,609	$105,596	$101,715
Fee income	17,797	13,821	14,444
Land sales	2,616	3,015	2,514
Multi-family residential unit sales	694	4,664	34,442
Other	1,562	1,950	1,119
	148,278	129,046	154,234
COSTS AND EXPENSES:
Rental property operating expenses	54,518	44,912	43,441
Reimbursed expenses	7,063	6,207	6,297
General and administrative expenses	23,208	24,166	28,517
Land cost of sales	1,420	2,891	1,939
Multi-family residential unit cost of sales	413	2,487	27,017
Interest expense	23,933	27,784	37,180
Depreciation and amortization	43,559	34,580	36,688
Impairment losses	488	100,131	2,554
Separation expenses	1,985	197	1,045
Other	4,104	4,374	4,351
	160,691	247,729	189,029
LOSS ON EXTINGUISHMENT OF DEBT AND INTEREST RATE SWAPS	(94)	(74)	(9,827)
LOSS FROM CONTINUING OPERATIONS BEFORE TAXES, UNCONSOLIDATED JOINT VENTURES AND SALE OF INVESTMENT PROPERTIES	(12,507)	(118,757)	(44,622)
BENEFIT (PROVISION) FOR INCOME TAXES FROM OPERATIONS	(91)	186	1,079
INCOME (LOSS) FROM UNCONSOLIDATED JOINT VENTURES	39,258	(18,299)	9,493
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE GAIN ON SALE OF INVESTMENT PROPERTIES	26,660	(136,870)	(34,050)
GAIN ON SALE OF INVESTMENT PROPERTIES	4,053	3,494	1,948
INCOME (LOSS) FROM CONTINUING OPERATIONS	30,713	(133,376)	(32,102)
INCOME FROM DISCONTINUED OPERATIONS:
Income (loss) from discontinued operations	(1,201)	1,390	12,853
Gain on sale of discontinued operations, net	18,407	8,519	7,216
	17,206	9,909	20,069
NET INCOME (LOSS)	47,919	(123,467)	(12,033)
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(2,191)	(4,958)	(2,540)
NET INCOME (LOSS) ATTRIBUTABLE TO CONTROLLING INTEREST	45,728	(128,425)	(14,573)
DIVIDENDS TO PREFERRED STOCKHOLDERS	(12,907)	(12,907)	(12,907)
NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	$32,821	$(141,332)	$(27,480)

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In thousands, except per share amounts)

OTHER COMPREHENSIVE INCOME:
Effective portion of change in value of interest rate swaps	—	—	9,517
	—	—	9,517
COMPREHENSIVE INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	$32,821	$(141,332)	$(17,963)
PER COMMON SHARE INFORMATION—BASIC AND DILUTED:
Income (loss) from continuing operations attributable to controlling interest	$0.15	$(1.46)	$(0.47)
Income from discontinued operations	0.17	0.10	0.20
Net income (loss) available to common stockholders	$0.32	$(1.36)	$(0.27)
WEIGHTED AVERAGE SHARES—BASIC	104,117	103,651	101,440
WEIGHTED AVERAGE SHARES—DILUTED	104,125	103,651	101,440
See notes to consolidated financial statements.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
Years Ended December 31, 2012, 2011 and 2010
(In thousands)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss on Derivative Instruments	Distributions in Excess of Net Income	Stockholders’ Investment	Nonredeemable Noncontrolling Interests	Total Equity
Balance December 31, 2009	$169,602	$103,352	$662,216	$(86,840)	$(9,517)	$(51,402)	$787,411	$32,848	$820,259
Comprehensive income (loss)	—	—	—	—	9,517	(14,573)	(5,056)	2,364	(2,692)
Common stock issued pursuant to:
Stock dividend, net of issuance costs	—	3,353	20,834	—	—	(24,282)	(95)	—	(95)
Director stock grants	—	35	215	—	—	—	250	—	250
Restricted stock grants, net of amounts withheld for income taxes	—	256	(330)	—	—	—	(74)	—	(74)
Amortization of stock options and restricted stock, net of forfeitures	—	(34)	2,382	—	—	—	2,348	—	2,348
Distributions to nonredeemable noncontrolling interests	—	—	—	—	—	—	—	(2,440)	(2,440)
Change in fair value of redeemable noncontrolling interests	—	—	(766)	—	—	1,144	378	—	378
Cash preferred dividends paid	—	—	—	—	—	(12,907)	(12,907)	—	(12,907)
Cash common dividends paid	—	—	—	—	—	(12,176)	(12,176)	—	(12,176)
Balance December 31, 2010	$169,602	$106,962	$684,551	$(86,840)	$—	$(114,196)	$760,079	$32,772	$792,851

	Preferred Stock	Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss on Derivative Instruments	Distributions in Excess of Net Income	Stockholders’ Investment	Nonredeemable Noncontrolling Interests	Total Equity
Comprehensive income (loss)	—	—	—	—	—	(128,425)	(128,425)	3,525	(124,900)
Common stock issued pursuant to:
Director stock grants	—	82	625	—	—	—	707	—	707
Stock option exercises	—	4	14	—	—	—	18	—	18
Restricted stock grants, net of amounts withheld for income taxes	—	243	(252)	—	—	—	(9)	—	(9)
Amortization of stock options and restricted stock, net of forfeitures	—	(19)	2,131	—	—	—	2,112	—	2,112
Distributions to nonredeemable noncontrolling interests	—	—	—	—	—	—	—	(3,894)	(3,894)
Contributions from nonredeemable noncontrolling interests	—	—	—	—	—	—	—	1,300	1,300
Change in fair value of redeemable noncontrolling interests	—	—	766	—	—	—	766	—	766
Cash preferred dividends paid	—	—	—	—	—	(12,907)	(12,907)	—	(12,907)
Cash common dividends paid	—	—	—	—	—	(18,649)	(18,649)	—	(18,649)
Balance December 31, 2011	$169,602	$107,272	$687,835	$(86,840)	$—	$(274,177)	$603,692	$33,703	$637,395
Comprehensive income	—	—	—	—	—	45,728	45,728	4,194	49,922
Common stock issued pursuant to:
Director stock grants	—	72	468	—	—	—	540	—	540
Restricted stock grants, net of amounts withheld for income taxes	—	452	(659)	—	—	—	(207)	—	(207)
Amortization of stock options and restricted stock, net of forfeitures	—	(136)	2,380	—	—	—	2,244	—	2,244
Distributions to nonredeemable noncontrolling interests	—	—	—	—	—	—	—	(15,286)	(15,286)
Cash preferred dividends paid	—	—	—	—	—	(12,907)	(12,907)	—	(12,907)
Cash common dividends paid	—	—	—	—	—	(18,748)	(18,748)	—	(18,748)
Balance December 31, 2012	$169,602	$107,660	$690,024	$(86,840)	$—	$(260,104)	$620,342	$22,611	$642,953

See notes to consolidated financial statements.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)

	Years Ended December 31,
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$47,919	$(123,467)	$(12,033)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Impairment losses, including discontinued operations	14,278	107,763	2,554
Gain on sale of investment properties, including discontinued operations	(15,001)	(12,013)	(9,164)
Gain on sale of third party management and leasing business	(7,459)	—	—
Losses on abandoned predevelopment projects	—	937	829
Loss on extinguishment of debt	94	74	592
Impairment losses on investment in unconsolidated joint ventures	—	608	—
Depreciation and amortization, including discontinued operations	52,439	54,061	59,956
Amortization of deferred financing costs	1,056	1,637	2,074
Stock-based compensation	2,244	2,113	2,348
Effect of certain non-cash adjustments to rental revenues	(3,938)	(6,719)	(5,142)
(Income) loss from unconsolidated joint ventures	(39,258)	17,691	(9,493)
Operating distributions from unconsolidated joint ventures	37,379	8,865	11,394
Land and multi-family cost of sales, net of closing costs paid	1,706	5,187	35,743
Land and multi-family acquisition and development expenditures	(47)	(999)	(3,272)
Changes in other operating assets and liabilities:
Change in other receivables and other assets, net	(851)	2,099	3,870
Change in operating liabilities	4,761	(2,256)	(560)
Net cash provided by operating activities	95,322	55,581	79,696
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from investment property sales	273,386	143,623	101,706
Proceeds from sale of third party management and leasing business	8,247	—	—
Property acquisition, development and tenant asset expenditures	(105,069)	(181,909)	(33,761)
Investment in unconsolidated joint ventures	(6,619)	(23,341)	(26,229)
Distributions from unconsolidated joint ventures	67,435	8,428	16,024
Change in notes receivable and other assets	2,504	(2,255)	(1,229)
Change in restricted cash	2,077	10,592	(12,409)
Payment of debt guarantee for unconsolidated joint venture	—	—	(17,250)
Net cash provided by (used in) investing activities	241,961	(44,862)	26,852
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facility	417,900	256,275	100,300
Repayment of credit and term facilities	(616,150)	(163,425)	(134,900)
Proceeds from other notes payable	113,026	—	27,034
Repayment of notes payable	(28,808)	(59,543)	(73,133)
Payment of loan issuance costs	(3,419)	(442)	(1,996)
Common stock issued, net of expenses	—	18	(95)
Common dividends paid	(18,748)	(18,649)	(12,176)
Preferred dividends paid	(12,907)	(12,907)	(12,907)
Contributions from noncontrolling interests	—	1,300	2,237
Distributions to noncontrolling interests	(16,143)	(16,087)	(2,777)
Net cash used in financing activities	(165,249)	(13,460)	(108,413)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	172,034	(2,741)	(1,865)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,858	7,599	9,464
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$176,892	$4,858	$7,599
See notes to consolidated financial statements.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
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
Cousins, CREC and their subsidiaries (collectively, the “Company”) develop, acquire, manage and own primarily Class A office and retail properties. As of December 31, 2012, the Company’s portfolio of real estate assets consisted of interests in 7.8 million square feet of office space, 3.7 million square feet of retail space and 404,000 square feet of apartments.
Basis of Presentation: The Consolidated Financial Statements include the accounts of the Company and its consolidated partnerships and wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation. The Company presents its financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”) as outlined in the Financial Accounting Standard Board’s Accounting Standards Codification (the “Codification” or “ASC”). The Codification is the single source of authoritative accounting principles applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.
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
The Company has a joint venture with Callaway Gardens Resort, Inc. (“Callaway”) for the development of residential lots, which is anticipated to be funded fully through Company contributions. Callaway has the right to receive returns, but no obligation to fund any costs or absorb any losses. The Company is the sole decision maker for the venture and the development manager. The Company has determined that Callaway is a VIE, and the Company is the primary beneficiary. Therefore, the Company consolidates this joint venture. As of December 31, 2012 and 2011, Callaway had total assets of $4.9 million and $4.9 million, respectively, and no significant liabilities.

2.	SIGNIFICANT ACCOUNTING POLICIES
Real Estate Assets
Cost Capitalization: Costs related to planning, developing, leasing and constructing a property, including costs of development personnel working directly on projects under development, are capitalized. In addition, the Company capitalizes interest to qualifying assets under development based on average accumulated expenditures outstanding during the period. In capitalizing interest to qualifying assets, the Company first uses the interest incurred on specific project debt, if any, and next uses the Company’s weighted average interest rate for non-project specific debt. The Company also capitalizes interest to investments accounted for under the equity method when the investee has property under development with a carrying value in excess of the investee’s borrowings. To the extent debt exists within an unconsolidated joint venture during the construction period, the venture capitalizes interest on that venture-specific debt.
The Company capitalizes interest, real estate taxes and certain operating expenses on the unoccupied portion of recently completed development properties from the date a project is substantially complete to the earlier of (1) the date on which the project achieves 90% economic occupancy or (2) one year after it is substantially complete.
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
Impairment: For real estate assets that are considered to be held for sale according to accounting guidance, the Company records impairment losses if the fair value of the asset net of estimated selling costs is less than the carrying amount. For those long-lived assets that are held and used according to accounting guidance, management reviews each asset for the existence of any indicators of impairment. If indicators of impairment are present, the Company calculates the expected undiscounted future cash flows to be derived from such assets. If the undiscounted cash flows are less than the carrying amount of the asset, the Company reduces the asset to its fair value. See note 6 for impairment losses recognized during 2012, 2011 and 2010.

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
The fair value of the above-market or below-market component of an acquired in-place lease is based upon the present value (calculated using a market discount rate) of the difference between (i) the contractual rents to be paid pursuant to the lease over its remaining term and (ii) management’s estimate of the rents that would be paid using fair market rental rates and rent escalations at the date of acquisition over the remaining term of the lease. The amounts recorded for above-market leases are included in other assets on the balance sheets and are amortized on a straight-line basis as a reduction of rental income over the remaining term of the applicable leases. The amounts recorded for below-market leases are included in accounts payable and accrued expenses and are amortized on a straight-line basis as an increase to rental income over the remaining term of the applicable leases.
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
Depreciation and Amortization: Real estate assets are stated at depreciated cost less impairment losses, if any. Buildings are depreciated over their estimated useful lives, which range from 24 to 40 years. The life of a particular building depends upon a number of factors including whether the building was developed or acquired and the condition of the building upon acquisition. Furniture, fixtures and equipment are depreciated over their estimated useful lives of three to five years. Tenant improvements, leasing costs and leasehold improvements are amortized over the term of the applicable leases or the estimated useful life of the assets, whichever is shorter. The Company accelerates the depreciation of tenant assets if it estimates that the lease term will end prior to the termination date. This acceleration may occur if a tenant files for bankruptcy, vacates its premises or defaults in another manner on its lease. Deferred expenses are amortized over the period of estimated benefit. The Company uses the straight-line method for all depreciation and amortization.
Discontinued Operations: The Company classifies the results of operations of properties that have been sold or otherwise qualify as held for sale as discontinued operations for all periods presented if the property's operations are expected to be eliminated from ongoing operations and the Company will not have any significant continuing involvement in the operations of the property after the sale. The Company also classifies any gains or losses on the sale of such properties as discontinued operations as well as any related impairment losses associated with such properties. The Company ceases depreciation of a property when it is categorized as held for sale. See note 9 for a detail of property transactions that met these requirements.
Investment in Joint Ventures
For joint ventures that the Company does not control, but exercises significant influence, the Company uses the equity method of accounting. The Company's judgment with regard to its level of influence or control of an entity involves consideration of various factors including the form of its ownership interest; its representation in the entity's governance; its ability to participate in policy-making decisions; and the rights of other investors to participate in the decision-making process, to replace the Company as manager and/or liquidate the venture. These ventures are recorded at cost and adjusted for equity in earnings and cash contributions and distributions. Any difference between the carrying amount of these investments on the Company’s balance sheet and the underlying equity in net assets on the joint venture’s balance sheet is adjusted as the related underlying assets are depreciated, amortized or sold. The Company generally allocates income and loss from an unconsolidated joint venture based on the venture's distribution priorities, which may be different from its stated ownership percentage.
The Company evaluates the recoverability of its investment in unconsolidated joint ventures in accordance with accounting standards for equity investments by first reviewing each investment for any indicators of impairment. If indicators are present, the Company estimates the fair value of the investment. If the carrying value of the investment is greater than the estimated fair value, management makes an assessment of whether the impairment is “temporary” or “other-than-temporary.” In making this assessment, management considers the following: (1) the length of time and the extent to which fair value has been less than cost, (2) the financial condition and near-term prospects of the entity, and (3) the Company’s intent and ability to retain its interest long enough for a recovery in market value. See note 5 for more information on impairments recognized on the Company’s investments in unconsolidated joint ventures during 2012, 2011 and 2010.

The Company consolidates certain joint ventures that it controls. In cases where the entity’s documents do not contain a required redemption clause, the Company records the partner’s share of the entity in the equity section of the balance sheets in a line item called nonredeemable noncontrolling interests. In cases where the entity’s documents contain a provision requiring the Company to purchase the partner’s share of the venture at a certain value upon demand or at a future date, the Company records the partner’s share of the entity in redeemable noncontrolling interests on the balance sheets. Amounts recorded in redeemable noncontrolling interests are adjusted to the higher of fair value or the partner’s cost basis each reporting period. The effect of these adjustments is recorded in additional paid-in capital within total stockholders’ investment. The noncontrolling partner’s share of all consolidated joint ventures income is reflected in net income attributable to noncontrolling interest on the statements of comprehensive income.
Revenue Recognition
Rental Property Revenues: The Company recognizes contractual revenues from leases on a straight-line basis over the term of the respective lease. Certain of these leases also provide for percentage rents based upon the level of sales achieved by the lessee. Percentage rents are recognized once the specified sales target is achieved. In addition, leases typically provide for reimbursement of the tenants' share of real estate taxes, insurance and other operating expenses to the Company. Operating expense reimbursements are recognized as the related expenses are incurred. During 2012, 2011 and 2010, the Company recognized $22.2 million, $21.2 million and $20.0 million, respectively, in revenues from tenants related to operating expenses.
The Company makes valuation adjustments to all tenant-related accounts receivable based upon its estimate of the likelihood of collectibility of amounts due from the tenant. The amount of any valuation adjustment is based on the tenant’s credit and business risk, history of payment and other factors considered by management.
Fee Income: The Company recognizes development, management and leasing fees when earned. The Company recognizes development, management and leasing fees received from unconsolidated joint ventures and related salaries and other direct costs incurred by the Company as income and expense based on the percentage of the joint venture which the Company does not own. Correspondingly, the Company adjusts the investment in unconsolidated joint ventures asset when fees are paid to the Company by a joint venture in which the Company has an ownership interest. The Company amortizes these adjustments over a relevant period in income from unconsolidated joint ventures.
Land Sales: The Company recognizes sales and related cost of sales of land upon closing, the majority of which historically have been accounted for on the full accrual method. If a substantial continuing obligation exists related to the sale, the Company uses the percentage of completion method. If other criteria for the full accrual method are not met, the Company utilizes the installment method, cost recovery method, deposit method or reduced-profit method as applicable. Management estimates cost of sales based on profit percentages for the entire project and applies these percentages to each parcel in a consistent manner. If the anticipated profit percentage changes during the course of a project, the Company adjusts cost of sales prospectively to reflect the new metrics.
Gain on Sale of Investment Properties: The Company recognizes a gain on sale of investment properties when the sale of a property is consummated, the buyer’s initial and continuing investment is adequate to demonstrate commitment to pay, any receivable obtained is not subject to future subordination, the usual risks and rewards of ownership are transferred and the Company has no substantial continuing involvement with the property. If the Company has a commitment to the buyer and that commitment is a specific dollar amount, this commitment is accrued and the gain on sale that the Company recognizes is reduced. If the Company has a construction commitment to the buyer, management makes an estimate of this commitment, defers a portion of the profit from the sale and recognizes the deferred profit as or when the commitment is fulfilled.
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
Stock-Based Compensation
The Company has several types of stock-based compensation plans. These are described in note 7, as are the accounting policies by type of award. The Company recognizes compensation expense, net of forfeitures, arising from share-based payment arrangements granted to employees and directors in general and administrative expense in the statements of comprehensive income over the related awards’ vesting period, which may be accelerated under the Company’s retirement feature. The Company has capitalized a portion of share-based payment expense to certain properties for those employees whose jobs are related to properties under development.
Earnings per Share (“EPS”)
Net income (loss) per share-basic is calculated as net income (loss) available to common stockholders divided by the weighted average number of common shares outstanding during the period, including nonvested restricted stock which has nonforfeitable dividend rights. Net income (loss) per share-diluted is calculated as net (income) loss available to common stockholders divided by the diluted weighted average number of common shares outstanding during the period. Diluted weighted average number of common shares uses the same weighted average share number as in the basic calculation and adds the potential dilution that would occur if stock options (or any other contracts to issue common stock) were exercised and resulted in additional common shares outstanding, calculated using the treasury stock method. The numerator is reduced for the effect of preferred dividends in both the basic and diluted net income (loss) per share calculations. For the years ended December 31, 2012, 2011 and 2010, basic and diluted weighted average shares were as follows (in thousands):

	2012	2011	2010
Weighted average shares—basic	104,117	103,651	101,440
Dilutive potential common shares—stock options	8	—	—
Weighted average shares—diluted	104,125	103,651	101,440
Weighted average anti-dilutive stock options	4,315	5,836	6,460
Stock options are dilutive when the average market price of the Company’s stock during the period exceeds the option exercise price. However, in periods where the Company is in a net loss position, the dilutive effect of stock options is not included in the diluted weighted average shares total.
Anti-dilutive stock options represent stock options whose exercise price exceeds the average market value of the Company’s stock. These anti-dilutive stock options are not included in the current calculation of dilutive weighted average shares, but could be dilutive in the future.
Derivative Instruments
During 2010, the Company maintained interest rate swaps to manage its interest rate risk on certain debt instruments. The Company followed the hypothetical derivative method and did not utilize the “shortcut method” of accounting for these instruments. The Company recognized the change in value of the interest rate swaps in accumulated other comprehensive loss, which is included in the equity section of the balance sheets. The Company recorded payments made or received under interest rate swap agreements in interest expense on the statements of comprehensive income. The Company analyzed ineffectiveness on a quarterly basis. The Company terminated its interest rate swaps in 2010 and expensed amounts paid to its counterparties upon termination. The Company held no swaps during the years ended December 31, 2012 and 2011.
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
New Accounting Pronouncements
In June 2011, the FASB issued new guidance related to the presentation of other comprehensive income (“OCI”). The new guidance requires, among other items, the presentation of the components of net income and OCI in one continuous statement or in two separate but consecutive statements. In 2012, the Company reclassified OCI from the statements of equity to the statements of comprehensive income. As the requirement pertains to presentation and disclosure only, adoption of this guidance did not have a material effect on results of operations or financial condition.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements and footnotes. Actual results could differ from those estimates.

3.	NOTES PAYABLE
The following table summarizes the terms of notes payable outstanding at December 31, 2012 and 2011 ($ in thousands):

Description	Interest Rate	Maturity	2012	2011
Terminus 100 mortgage note	5.25%	2023	$136,123	$138,194
The American Cancer Society Center mortgage note	6.45%	2017	134,243	135,650
191 Peachtree Tower mortgage note (interest only until May 1, 2016) (see discussion below)	3.35%	2018	100,000	—
Meridian Mark Plaza mortgage note	6.00%	2020	26,194	26,554
The Points at Waterview mortgage note	5.66%	2016	15,651	16,135
Mahan Village LLC construction facility	1.86%	2014	13,027	1
Callaway Gardens mortgage note	4.13%	2013	172	180
Credit Facility, unsecured (see discussion below)	1.71%	2016	—	198,250
100/200 North Point Center East mortgage note (see discussion below)	5.39%	2012	—	24,478
			$425,410	$539,442
Credit Facility
On February 28, 2012, the Company modified its $350 million senior unsecured line of credit by entering into the Second Amended and Restated Credit Agreement (the “Credit Facility”), which replaced the Amended and Restated Credit Agreement dated August 29, 2007 (the “Old Facility"). The Credit Facility amended the Old Facility by, among other things, extending the maturity date from August 29, 2012 to February 28, 2016, with an additional one-year extension option upon certain conditions and with the payment of a fee. It also added an accordion feature, which authorized the maximum amount available to be borrowed to increase to $500 million under certain conditions and in specified increments.
The Credit Facility contains financial covenants that require, among other things, the maintenance of an unencumbered interest coverage ratio of at least 2.00; a fixed charge coverage ratio of at least 1.40, increasing to 1.50 during the extension period; and maximum leverage of no more than 60%.
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
At December 31, 2012, the Credit Facility's spread over LIBOR was 1.5%. The amount that the Company may draw under the Credit Facility is a defined calculation based on the Company's unencumbered assets and other factors. The total borrowing capacity under the Credit Facility was $269.2 million at December 31, 2012, and the Credit Facility is recourse to the Company.

Other Debt Information
In March 2012, the Company entered into a $100 million mortgage note payable secured by 191 Peachtree Tower, a 1.2 million square foot office building in Atlanta, Georgia. The interest rate is 3.35% and interest-only payments are due monthly through May 1, 2016, followed by monthly principal and interest payments through October 1, 2018, the maturity date.
In September 2011, the Company entered into a construction loan agreement, secured by Mahan Village, a 147,000 square foot retail center in Tallahassee, Florida, to provide for up to $15.0 million to fund construction. Interest on the loan is LIBOR plus 1.65%, and the current interest rate is 1.86%. The loan matures September 12, 2014, and may be extended for two, one-year periods if certain conditions are met. The Company guarantees up to 25% of the construction loan, which may be eliminated after the completion of the project and the achievement of certain performance criteria.
In April 2012, the Company prepaid the 100/200 North Point Center East mortgage note in full, without penalty. In August 2011, the Company repaid the 600 University Park Place mortgage note in full upon its maturity. In July 2011, the Company prepaid, without penalty, the Lakeshore Park Plaza mortgage note. In June 2011, the Company prepaid, without penalty, the 333/555 North Point Center East mortgage note. In May 2011, the Company was released of its obligation under the Handy Road Associates, LLC mortgage note through foreclosure.
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
The majority of the Company’s consolidated debt is fixed-rate long-term mortgage notes payable. Assets with depreciated carrying values of $387.7 million were pledged as security on the $425.4 million mortgage notes payable. As of December 31, 2012, the weighted average maturity of the Company’s consolidated debt was 6.7 years.
At December 31, 2012 and 2011, the estimated fair value of the Company’s notes payable was approximately $456.0 million and $568.5 million, respectively, calculated by discounting the debt's remaining contractual cash flows at estimated rates at which similar loans could have been obtained at December 31, 2012 and 2011. The estimate of the current market rate, which is the most significant input in the discounted cash flow calculation, is intended to replicate debt of similar maturity and loan-to-value relationship. These fair value calculations are considered to be Level 2 under the guidelines as set forth in ASC 820 as the Company utilizes market rates for similar type loans from third party brokers.
For the years ended December 31, 2012, 2011 and 2010, interest was recorded as follows (in thousands):

	2012	2011	2010
Total interest incurred	$25,570	$28,384	$37,180
Interest capitalized	(1,637)	(600)	—
Total interest expense	$23,933	$27,784	$37,180

Debt Maturities
The aggregate maturities of the Company’s debt at December 31, 2012 are as follows (in thousands):

2013	$4,775
2014	17,905
2015	5,168
2016	20,174
2017	132,696
Thereafter	244,692
$425,410

4. COMMITMENTS AND CONTINGENCIES
Commitments
The Company had a total of $13.3 million in future obligations under leases to fund tenant improvements and in other future construction obligations at December 31, 2012. The Company had outstanding letters of credit and performance bonds totaling

$2.6 million at December 31, 2012. The Company recorded lease expense of $684,000, $680,000 and $865,000 in 2012, 2011 and 2010, respectively. The Company has future lease commitments under ground leases and operating leases totaling $16.0 million over weighted average remaining terms of 69.7 and 3 years, respectively. Amounts due under these lease commitments are as follows (in thousands):

2013	$313
2014	259
2015	265
2016	179
2017	175
Thereafter	14,828
$16,019

Litigation
The Company is subject to various legal proceedings, claims and administrative proceedings arising in the ordinary course of business, some of which are expected to be covered by liability insurance. Management makes assumptions and estimates concerning the likelihood and amount of any potential loss relating to these matters using the latest information available. The Company records a liability for litigation if an unfavorable outcome is probable and the amount of loss or range of loss can be reasonably estimated. If an unfavorable outcome is probable and a reasonable estimate of the loss is a range, the Company accrues the best estimate within the range. If no amount within the range is a better estimate than any other amount, the Company accrues the minimum amount within the range. If an unfavorable outcome is probable but the amount of the loss cannot be reasonably estimated, the Company discloses the nature of the litigation and indicates that an estimate of the loss or range of loss cannot be made. If an unfavorable outcome is reasonably possible and the estimated loss is material, the Company discloses the nature and estimate of the possible loss of the litigation. The Company does not disclose information with respect to litigation where an unfavorable outcome is considered to be remote or where the estimated loss would not be material. Based on current expectations, such matters, both individually and in the aggregate, are not expected to have a material adverse effect on the liquidity, results of operations, business or financial condition of the Company.

5.	INVESTMENT IN UNCONSOLIDATED JOINT VENTURES
The following information summarizes financial data and principal activities of the Company’s unconsolidated joint ventures. The information included in the following table entitled summary of financial position is as of December 31, 2012 and 2011. The information included in the summary of operations table is for the years ended December 31, 2012, 2011 and 2010. Dollars in both tables are in thousands.

	Total Assets		Total Debt		Total Equity		Company's Investment
SUMMARY OF FINANCIAL POSITION:	2012	2011	2012	2011	2012	2011	2012		2011
EP I LLC	$83,235	$33,343	$43,515	$1	$32,611	$29,137	$27,864		$24,827
Cousins Watkins LLC	54,285	56,096	28,244	28,571	25,259	26,893	16,692		16,321
CF Murfreesboro Associates	121,451	125,668	94,540	98,922	25,411	24,810	14,571		14,421
CP Venture Five LLC	286,647	301,352	35,417	36,031	243,563	255,881	13,884		14,694
Charlotte Gateway Village, LLC	140,384	146,854	68,242	83,097	70,917	62,423	10,299		10,333
Temco Associates, LLC	8,409	23,653	—	2,787	8,233	20,646	4,095		7,363
MSREF/ Cousins Terminus 200 LLC	95,520	92,421	74,340	68,562	19,659	17,967	3,930		3,593
CL Realty, L.L.C.	7,549	44,481	—	1,056	7,155	42,932	3,579		22,413
CP Venture Two LLC	96,345	102,178	—	—	94,819	99,942	2,894		3,343
Wildwood Associates	21,176	21,224	—	—	21,173	21,221	(1,664)	(1)	(1,639)	(1)
Crawford Long - CPI, LLC	32,818	32,739	46,496	47,631	(15,129)	(16,137)	(6,407)	(1)	(6,873)	(1)
Palisades West LLC	—	124,588	—	—	—	81,635	—		42,616
Ten Peachtree Place Associates	—	22,523	—	26,192	—	(4,145)	—		(3,679)	(1)
Other	2,194	3,668	—	—	1,844	2,799	60		663
	$950,013	$1,130,788	$390,794	$392,850	$535,515	$666,004	$89,797		$148,396

	Total Revenues			Net Income (Loss)			Company's Share of Net Income (Loss)
SUMMARY OF OPERATIONS:	2012	2011	2010	2012	2011	2010	2012		2011	2010
EP I LLC	$796	$—	$—	$(441)	$(6)	$—	$(330)		$(4)	$—
Cousins Watkins LLC	5,575	4,831	—	(24)	42	(1,072)	2,397		2,410	—
CF Murfreesboro Associates	13,152	13,081	13,785	602	547	1,032	16		25	280
CP Venture Five LLC	30,007	31,020	31,343	3,943	4,008	3,955	1,059		1,054	1,034
Charlotte Gateway Village, LLC	32,901	32,442	31,812	9,704	8,802	7,829	1,176		1,176	1,176
Temco Associates, LLC	702	653	2,180	(65)	(37,494)	210	(236)		(15,682)	104
MSREF/ Cousins Terminus 200 LLC	12,265	6,093	1,873	(1,069)	(3,453)	(1,967)	(215)		(693)	(393)
CL Realty, L.L.C.	2,667	9,141	28,013	1,068	(28,508)	227	221		(11,971)	3,543
CP Venture Two LLC	19,533	19,061	18,394	10,473	8,459	8,899	1,208		860	921
Wildwood Associates	1	1	55	(139)	(155)	(129)	(70)		(77)	(65)
Crawford Long - CPI, LLC	11,579	11,904	11,415	2,508	2,404	1,939	1,248		1,199	969
Palisades West LLC	15,401	16,230	13,588	5,330	5,858	4,668	25,547	(2)	2,858	2,265
Ten Peachtree Place Associates	2,488	7,178	7,776	20,895	1,161	981	7,843	(3)	596	506
Other	1,271	2,957	7,963	(147)	(256)	(1,703)	(606)		(50)	(847)
	$148,338	$154,592	$168,197	$52,638	$(38,591)	$24,869	$39,258		$(18,299)	$9,493
(1) Negative balances are included in deferred income on the balance sheets.
(2) Amount includes income from continuing operations of the venture of $2.2 million and a $23.3 million gain on the sale of the Company's interest in the venture.
(3) This venture sold its only asset in 2012; therefore, this amount represents the Company's share of discontinued operations from the venture, including a gain on the sale of $7.3 million.
The Company’s share of income above includes results of operations and any impairments that were recognized at the venture level, and excludes impairments taken at the Company’s ownership level related to its investment in these entities. See note 5 herein for a discussion of impairments taken by the Company on certain of its investments in joint ventures.
EP I LLC (“EP I”) – In 2011, EP I was formed between the Company, with a 75% ownership interest, and Lion Gables Realty Limited Partnership (“Gables”), with a 25% ownership interest, for the purpose of developing and operating Emory Point, the first phase of a mixed-use property in Atlanta, Georgia. The Company does not consolidate EP I because the Company and Gables share decision making abilities and have joint control over the venture. Operating cash flows and proceeds from capital transactions of EP I are allocated to the partners pro rata based on their percentage ownership interests. Upon formation, the Company contributed approximately $8.1 million in cash and $6.2 million in predevelopment assets, and Gables contributed a total of approximately $3.8 million in cash and other assets. EP I has a construction loan to provide for up to $61.1 million to fund construction, $43.5 million of which was outstanding at December 31, 2012, and the loan bears interest at LIBOR plus 1.85%. The loan matures June 28, 2014 and may be extended for two, one-year periods if certain conditions are met. The Company and Gables guarantee up to approximately $11.5 million and $3.8 million of the construction loan, respectively. These guarantees may be eliminated after project completion, based on certain conditions. The assets of the venture in the above table include a cash balance of approximately $475,000 at December 31, 2012.
Cousins Watkins LLC – In 2010, Cousins Watkins LLC was formed between an affiliate of the Company and Watkins Retail Group (“Watkins”) for the purpose of owning and operating four retail centers in Tennessee and Florida. Watkins contributed the properties to the venture, and the Company contributed cash of approximately $14.9 million. Upon formation, the venture obtained four mortgage loans with a total borrowing capacity of $33.5 million, with $28.2 million outstanding at December 31, 2012. The loans bear interest at LIBOR plus a spread ranging from 2.65% to 2.85%. The loans mature January 1, 2016 and may be extended for two, one-year terms, provided certain conditions are met. The Company guaranteed 25% of two of these loans, the maximum amount of which is approximately $4.1 million. The guarantees will be released if certain metrics at the centers are achieved. The Company receives a preferred return on operating cash flows and is entitled to receive proceeds from capital transactions that equate to a 16% return on its invested capital, prior to Watkins receiving any distributions from capital transactions. The assets of the venture in the above table include cash and restricted cash balances of approximately $811,000 at December 31, 2012.
CF Murfreesboro Associates (“CF Murfreesboro”) – CF Murfreesboro is a 50-50 joint venture between the Company and an affiliate of Faison Associates, that owns and operates The Avenue Murfreesboro, a 751,000 square foot retail center in suburban Nashville, Tennessee. CF Murfreesboro has a construction loan with an outstanding principal amount of $94.5 million at December 31, 2012, and interest under the loan is LIBOR plus 3.0%. CF Murfreesboro must make quarterly principal payments based on cash flows from the venture, plus an additional annual payment, if necessary, based on a defined debt service coverage ratio. The Company has a repayment guarantee on the loan of $26.2 million. In December 2012, CF Murfreesboro entered into an agreement to amend the loan to extend the maturity date to December 31, 2013, decrease the capacity of the loan from $113.2 million to $97.5 million and decrease the interest paid on the loan to LIBOR plus 2.5% beginning in August 2013. The assets of the venture in the above table include cash and restricted cash balances of $6.9 million at December 31, 2012.
CP Venture Five LLC (“CPV Five”) – The Company owns an effective interest of 11.5% in CPV Five, which owns five retail properties totaling approximately 1.2 million rentable square feet; three in suburban Atlanta, Georgia and two in Viera, Florida. CPV Five has a mortgage note payable secured by The Avenue East Cobb with an outstanding balance of $35.4 million outstanding as of December 31, 2012 and a fixed interest rate of 4.52%. Principal and interest payments are made based on a 30-year amortization, and the maturity date is December 1, 2017. The assets of the venture in the above table include a cash balance of $1.2 million at December 31, 2012.
Charlotte Gateway Village, LLC (“Gateway”) – Gateway is a joint venture between the Company and Bank of America Corporation (“BOA”), which owns and operates Gateway Village, a 1.1 million square foot office building in downtown Charlotte, North Carolina. The project is 100% leased to BOA through 2016. Gateway’s net income or loss and cash distributions are allocated to the members as follows: first to the Company so that it receives a cumulative compounded return equal to 11.46% on its capital contributions, second to BOA until it receives an amount equal to the aggregate amount distributed to the Company and then 50% to each member. The Company’s total project return on Gateway is ultimately limited to an internal rate of return of 17% on its invested capital. Gateway has a mortgage note payable with an outstanding balance at December 31, 2012 of $68.2 million, a maturity of December 1, 2016 and an interest rate of 6.41%. The assets of the venture in the above table include a cash balance of $1.7 million at December 31, 2012.
Temco Associates, LLC (“Temco”) – Temco, a 50-50 joint venture between the Company and Forestar, was one of two ventures through which the Company operated the majority of its residential land business. In connection with the Company's decision to effectively exit the residential land business, Temco recorded impairment losses in the fourth quarter of 2011, the Company's share of which were $14.6 million. These losses were the result of adjustments to the cash flow projections of each of Temco's assets based on higher probability that certain assets would be sold in the short term as opposed to being held for development or long term investment. In addition, the Company recorded a $608,000 impairment loss on its investment in Temco due to basis differences stemming from impairment losses at the joint venture level. In the first quarter of 2012, Temco sold substantially all of its assets to Forestar. At December 31, 2012, Temco owned various parcels of land in Georgia and a golf course and related debt in Georgia. The assets of the venture in the above table include a cash balance of approximately $91,000 at December 31, 2012.
MSREF/Cousins Terminus 200 LLC (“MSREF/T200”) – MSREF/T200 is a joint venture between the Company and Morgan Stanley, which, through February 2013, owned and operated Terminus 200, a 566,000 square foot office building in the Buckhead district of Atlanta, Georgia. The Company has a 20% interest in MSREF/T200 and Morgan Stanley has an 80% interest. MSREF/T200 has a mortgage loan with a $92.0 million capacity that was due December 31, 2013, on which the venture paid interest at LIBOR plus 2.5%. The assets of the venture in the above table include a cash balance of $684,000 at December 31, 2012. In February 2013, the Company purchased Terminus 200 from MSREF/T200. See note 9 for further details.
CL Realty, L.L.C. (“CL Realty”) – CL Realty, a 50-50 joint venture between the Company and Forestar Realty Inc. ("Forestar"), was one of two ventures through which the Company operated the majority of its residential land business. In connection with the Company's decision to effectively exit the residential land business, CL Realty recorded impairment losses in the fourth quarter of 2011, the Company’s share of which were $13.6 million. These losses were the result of adjustments to the cash flow projections of each of CL Realty's assets based on higher probability that certain assets would be sold in the short term as opposed to being held for development or long term investment. In the first quarter of 2012, CL Realty sold substantially all of its assets to Forestar. At December 31, 2012, CL Realty owned one parcel of land in Texas and mineral rights associated with one project in Texas. The assets of the venture in the above table include a cash balance of approximately $699,000 at December 31, 2012.
CP Venture Two LLC (“CPV Two”) – The Company’s effective ownership in CPV Two is 10.4%, which at December 31, 2012 owned three retail properties totaling approximately 934,000 rentable square feet. During 2012, CPV Two sold Presbyterian Medical Plaza, a 69,000 square foot office building in Charlotte, North Carolina for a gain, the Company's share of which was $167,000. The assets of the venture in the above table include a cash balance of $2.3 million at December 31, 2012.
Wildwood Associates (“Wildwood”) – Wildwood is a 50-50 joint venture between the Company and IBM which owns approximately 36 acres of undeveloped land in the Wildwood Office Park in suburban Atlanta, Georgia. At December 31, 2012, the Company’s investment in Wildwood was a credit balance of $1.6 million. This credit balance resulted from cumulative distributions from Wildwood over time that exceeded the Company’s basis in its contributions, and essentially represents deferred gain not recognized at venture formation. This credit balance will decline as the venture’s remaining land is sold. The Company does not have any obligation to fund Wildwood’s working capital needs.

Crawford Long—CPI, LLC (“Crawford Long”) – Crawford Long is a 50-50 joint venture between the Company and Emory University and owns the Emory University Hospital Midtown Medical Office Tower, a 358,000 square foot medical office building located in Midtown Atlanta, Georgia. Crawford Long has a mortgage note payable with an outstanding balance of $46.5 million at December 31, 2012, a maturity of June 1, 2013 and an interest rate of 5.9%. The Company intends to refinance this note on or prior to maturity. Upon closing, the net proceeds from the mortgage note were distributed to the partners in accordance with the operating agreement. The amounts distributed to the Company were greater than the Company’s investment balance which created negative equity. The assets of the venture in the above table include a cash balance of approximately $3.0 million at December 31, 2012.
Palisades West LLC (“Palisades”) – The Company held a 50% interest in Palisades, which owned and operated two office buildings totaling 373,000 square feet in Austin, Texas. In 2012, the Company sold its interest in Palisades to its 50% partner and recognized a $23.3 million gain on the sale.
Ten Peachtree Place Associates (“TPPA”) – TPPA was a 50-50 joint venture between the Company and a wholly-owned subsidiary of The Coca-Cola Company. TPPA owned Ten Peachtree Place, a 260,000 square foot office building located in midtown Atlanta, Georgia. Ten Peachtree Place was sold in May 2012 for $45.3 million to an unrelated third party. The Company recognized a gain on this transaction through income from unconsolidated entities of $7.3 million.
Additional Information – During the development or construction of an asset, the Company and its partners may be committed to provide funds pursuant to a development plan. However, in general, the Company does not have any obligation to fund the working capital needs of its unconsolidated joint ventures. The partners may elect, in their discretion, to fund cash needs if the venture requires additional funds to effect re-leasing or has other specific needs. Additionally, the Company generally does not guarantee the outstanding debt of any of its unconsolidated joint ventures, except for customary “non-recourse carve-out” guarantees of certain mortgage notes and the CF Murfreesboro, Watkins and EP I guarantees discussed in the related sections above.
The Company recognized $8.7 million, $10.1 million, and $10.4 million of development, leasing, and management fees, including salary and expense reimbursements, from unconsolidated joint ventures in 2012, 2011 and 2010, respectively. See note 2, fee income, for a discussion of the accounting treatment for fees and reimbursements from unconsolidated joint ventures.

6.	IMPAIRMENT LOSSES
During 2012, the Company incurred an impairment loss of $488,000 on its investment in Verde Realty (“Verde”), a cost method investment in a non-public real estate investment trust, as a result of a merger of Verde into another company at a price per share less than the Company's carrying amount.
In 2011, management began a strategic review and analysis of the Company's residential and land businesses, as well as certain of its operating properties, in an attempt to determine the most effective way to maximize the value of its holdings. In February 2012, the Company determined that it would liquidate its holdings of certain non-core assets in bulk on a more accelerated timeline and at lower prices than initially planned and re-deploy this capital, primarily into office properties within its core markets. As part of this process, in the fourth quarter of 2011, the Company revised the cash flow projections for its residential holdings as well as two operating properties that were being held for long term investment opportunities. The cash flow revisions reflected a higher probability that the Company would sell the assets in the short term than holding them for long term investment and development opportunities. These cash flow revisions indicated that the undiscounted cash flows of 12 residential and land projects, as well as two operating properties, were less than their carrying amounts, and the Company recorded impairment losses of $104.3 million to adjust these carrying amounts to fair value. The Company reclassified $7.6 million of these amounts to discontinued operations in 2012. Earlier in 2011, the Company recorded an other-than-temporary impairment loss of $3.5 million on its investment in Verde to adjust the carrying amount of the Company's investment to fair value, as a result of an analysis performed in connection with Verde's withdrawal of its proposed public offering.
During 2010, the Company recorded an impairment loss of $2.0 million on Handy Road, an encumbered, undeveloped parcel of land in suburban Atlanta, Georgia that the Company was holding for future development or sale, because the Company determined that it would convey the land to the bank through foreclosure. In addition, in 2010, the Company recorded an impairment loss of $586,000 on 60 North Market, a multi-family residential project in Asheville, North Carolina, because it determined the estimated selling prices of the units had declined since its acquisition.
Impairment Losses – Unconsolidated Joint Ventures
In 2011, Temco Associates (“Temco”) and CL Realty, L.L.C. (“CL Realty”) recorded impairment losses in income from unconsolidated joint ventures on assets held by each entity. During 2011, Temco and CL Realty updated cash flow projections for their projects and determined the cash flows to be generated by certain projects were less than their carrying amounts. Consequently,

Temco and CL Realty recorded impairment losses to record these assets at fair value, the Company's share of which was $14.6 million for Temco and $13.6 million for CL Realty. In addition, in 2011, the Company recorded a $608,000 impairment loss on its investment in Temco due to basis differences stemming from impairment losses at the joint venture level.
In 2010, CL Realty recognized an impairment loss as a result of a decision to sell rather than develop a parcel of land in Padre Island, Texas, which required CL Realty to reduce the carrying cost of the parcel to fair value. The Company's share of this impairment loss was $2.2 million.
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
The fair value measurements used in these evaluations are considered to be Level 3 valuations within the fair value hierarchy in the accounting rules, as there are significant unobservable inputs. Examples of inputs the Company utilizes in its fair value calculations are discount rates, market capitalization rates, expected lease rental rates, timing of new leases, an estimate of future sales prices and comparable sales prices of similar assets, if available. All of the impairment charges outlined above were recorded in the statements of comprehensive income, either in costs and expenses or within income (loss) from unconsolidated joint ventures.

7.	EQUITY AND STOCK-BASED COMPENSATION
2009 Incentive Stock Plan
The Company maintains the 2009 Incentive Stock Plan (the “2009 Plan”), which allows the Company to issue awards of stock options, stock grants or stock appreciation rights to employees and directors. As of December 31, 2012, 1,720,835 shares were authorized to be awarded pursuant to the 2009 Plan.
Stock Options – At December 31, 2012, the Company had 4,428,562 stock options outstanding to key employees and outside directors pursuant to the 2009 Plan. The Company typically uses authorized, unissued shares to provide shares for option exercises. The stock options have a term of 10 years from the date of grant and a vesting period of four years, except director stock options, which vest immediately.
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
The Company calculates the fair value of each option grant on the grant date using the Black-Scholes option-pricing model, which requires the Company to provide certain inputs as follows:

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
In 2012, there were no stock option grants. In 2011 and 2010, the Company computed the value of all stock options granted using the Black-Scholes option pricing model with the following assumptions and results:

	2011	2010
Assumptions
Risk-free interest rate	2.37%	2.63%
Assumed dividend yield	2.95%	5.50%
Assumed lives of option awards (in years)	5.3	5.4
Assumed volatility	0.653	0.642
Results
Weighted average fair value of options granted	$3.90	$2.68
The Company recognizes compensation expense using the straight-line method over the vesting period of the options, with the offset recognized in additional paid-in capital. During 2012, 2011 and 2010, approximately $310,000, $941,000 and $1.6 million, respectively, was recognized as compensation expense, before capitalization or income tax benefit, if any. In 2010, stock options of the former Chief Financial Officer were modified in connection with his retirement resulting in $110,000 in additional compensation expense.
The Company anticipates recognizing $410,000 in future compensation expense related to stock options outstanding at December 31, 2012, which will be recognized over a weighted average period of 1.8 years. During 2012, total cash proceeds from the exercise of options equaled $45,000. As of December 31, 2012, the intrinsic value of the options outstanding and exercisable was $243,000. The intrinsic value is calculated using the exercise prices of the options compared to the market value of the Company’s stock. At December 31, 2012 and 2011, the weighted-average contractual lives for the options outstanding and exercisable were 3.5 years and 3.3 years, respectively.
The following is a summary of stock option activity for the year ended December 31, 2012:

	Number of Options (000s)	Weighted Average Exercise Price Per Option
Outstanding, beginning of year	5,960	$20.83
Exercised	(6)	$7.51
Forfeited/Expired	(1,525)	$18.16
Outstanding, end of year	4,429	$21.76
Options exercisable at end of year	4,201	$22.51
Stock Grants – The 2009 Plan provides for stock grants, which may be subject to specified performance and vesting requirements, and have historically been in the form of restricted stock. In 2012, the Company made stock grants of 470,306 shares, which vest ratably over three years. In 2011, the Company made stock grants of 214,206 shares, which vest ratably over three years, and 29,411 shares, which cliff vest three years from the date of grant. Stock grants awarded in 2010 also cliff vest three years from the date of grant. The remaining stock grants vest ratably over a four-year period. In 2012, the Company also granted 25,442 shares of stock to independent members of the board of directors which vested immediately on the grant date. All stock grants receive dividends and have voting rights during the vesting period. The Company records the restricted stock in common stock and additional paid-in capital at fair value on the grant date, with the offsetting deferred compensation also recorded in additional paid-in capital. The Company records compensation expense over the vesting period. Compensation expense related to restricted stock was approximately $1.8 million, $1.2 million and $747,000 in 2012, 2011 and 2010, respectively.
As of December 31, 2012, the Company had recorded $2.6 million of unrecognized compensation cost included in additional paid-in capital related to restricted stock, which will be recognized over a weighted average period of 1.9 years. The total fair value of the restricted stock which vested during 2012 was approximately $1.2 million. The following table summarizes restricted stock activity during 2012:

	Number of Shares (000s)	Weighted-Average Grant Date Fair Value
Non-vested restricted stock at beginning of year	439	$7.83
Granted	470	$7.45
Vested	(138)	$8.39
Forfeited	(130)	$7.48
Non-vested restricted stock at end of year	641	$7.50

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
Regular RSUs. The Company’s non-performance-based RSUs (“Regular RSUs”) are granted to directors and key employees. In 2012, there were no Regular RSU grants. In 2011, the Company awarded 401 Regular RSUs to a new director and 56,845 Regular RSUs to employees, both of which cliff vest three years from the date of grant. In 2010, the Company granted 21,442 in Regular RSUs to directors, 20,368 of which have a three-year cliff vest. All other Regular RSU grants vest ratably over a four-year period. Regular RSU holders receive cash dividend payments for each Regular RSU held during the vesting period equal to the common dividends per share paid by the Company. These dividends are also recorded in compensation expense. The total cash paid for Regular RSU vesting and dividend payments in 2012 was approximately $294,000.
The following table summarizes Regular RSU activity for 2012 (in thousands):

Outstanding at beginning of year	143
Vested	(37)
Forfeited	(15)
Outstanding at end of year	91
2012 Performance-Based RSUs. During 2012, the Company awarded two types of performance-based RSUs to key employees. The first is based on the total stockholder return of the Company, as defined, as compared to the companies in the SNL US REIT Office index as of January 1, 2012 (“SNL RSUs”). The second is based on the ratio of cumulative funds from operations per share to targeted cumulative funds from operations per share (“FFO RSUs”). The performance period for both awards is January 1, 2012 to December 31, 2014, and the targeted number of SNL RSUs and FFO RSUs outstanding at December 31, 2012 is 137,609 and 86,060, respectively. The ultimate payout of these awards can range from 0% to 200% of the targeted number of units depending on the achievement of the performance metrics described above. The SNL RSUs and FFO RSUs cliff vest on February 14, 2015 and are dependent upon the attainment of required service and performance criteria. The number of RSUs vesting will be determined at that date, and the payout per unit will be equal to the average closing price on each trading day during the 30-day period ending on December 31, 2014. The Company expenses an estimate of the fair value of the SNL RSUs over the vesting period using a quarterly Monte Carlo valuation. The Company expenses the FFO RSUs over the vesting period using the fair market value of the Company’s stock at the reporting date multiplied by the anticipated number of units to be paid based on the current estimate of what the ratio is expected to be upon vesting. Dividend equivalents on the SNL RSUs and FFO RSUs will also be paid based upon the percentage vested. The dividend equivalent payments will equal the total cash dividends that would have been paid during the performance period, assuming dividends had been reinvested in Company stock.
In 2012, the Company also issued performance-based RSUs to the Chief Executive Officer. The targeted number of units outstanding at December 31, 2012 is 281,532. The payout of these awards can range from 0% to 150% of the targeted number of units depending on the Total Stockholder Return of the Company, as defined on an absolute basis, compared to the total stockholder return for the companies in the SNL US REIT Office Index. The performance period of the awards is from January 1, 2012 to December 31, 2016 with interim performance measurement dates at each of the third, fourth and fifth anniversaries. To the extent that the Company has attained the defined performance goals at the end each of these periods, one-third of the units may be credited after each of the third and fourth anniversaries, with the balance credited at the end of the fifth anniversary, and to be awarded subject to continuous employment on the fifth anniversary. This award is expensed using a quarterly Monte Carlo valuation over the vesting period. The number of RSUs vesting under this award will be determined at the fifth anniversary date of the grant, and the cash payout per unit will be equal to the average closing price on each trading day during the 30-day period ending with such date.
2011 Performance-Based RSUs. During 2011, the Company awarded two types of performance-based RSUs to key employees. The first is based on the total stockholder return of the Company, as defined, as compared to the companies in the SNL US REIT Office index as of January 1, 2011 (“SNL RSUs”). The second is based on the ratio of cumulative funds from operations per share to targeted cumulative funds from operations per share (“FFO RSUs”). The performance period for both awards is January 1, 2011 to December 31, 2013, and the targeted number of SNL RSUs and FFO RSUs outstanding at December 31,

2012 is 77,306 and 49,697, respectively. The ultimate payout of these awards can range from 0% to 200% of the targeted number of units depending on the achievement of the performance metrics described above. The SNL RSUs and FFO RSUs cliff vest on February 14, 2014 and are dependent upon the attainment of required service and performance criteria. The number of RSUs vesting will be determined at that date, and the payout per unit will be equal to the average closing price on each trading day during the 30-day period ending on December 31, 2013. The Company expenses an estimate of the fair value of the SNL RSUs over the vesting period using a quarterly Monte Carlo valuation. The Company expenses the FFO RSUs over the vesting period using the fair market value of the Company’s stock at the reporting date multiplied by the anticipated number of units to be paid based on the current estimate of what the ratio is expected to be upon vesting. Dividend equivalents on the SNL RSUs and FFO RSUs will also be paid based upon the percentage vested. The dividend equivalent payments will equal the total cash dividends that would have been paid during the performance period, assuming dividends had been reinvested in Company stock.
2010 Performance-Based RSUs. In 2010, the Company awarded two types of performance-based RSUs to key employees. The first RSU is based on total stockholder return of the Company, as defined, compared to the companies in the MSCI US REIT index as of January 1, 2010 (the “MSCI RSU”). The second RSU is based on the ratio of total debt, as defined, to the trailing 12-month calculation of earnings before interest, taxes, depreciation and amortization, as defined (the “EBITDA RSU”). The performance period for both RSUs is January 1, 2010 to December 31, 2012, and the target number of MSCI RSUs and EBITDA RSUs outstanding as of December 31, 2012 is 61,464 and 85,427, respectively. The ultimate payout of these awards can range from 0% to 200% of the target number of units depending on the achievement of the performance metrics described above and the attainment of certain service requirements. Both of these types of RSUs cliff vest on February 15, 2013. The number of each type of RSU to be issued will be determined upon vesting, and the payout per unit will be equal to the 30-day average closing price of the Company’s stock ending on December 31, 2012. The Company expenses an estimate of the fair value of the MSCI RSUs over the vesting period using a Monte Carlo valuation. The EBITDA RSUs are expensed over the vesting period using the Company’s stock price at the reporting period multiplied by the anticipated number of units to be paid based on the current estimate of the debt-to-EBITDA ratio upon vesting. Dividend equivalents on both the EBITDA and MSCI RSUs will be paid based upon the percentage vested. The dividend equivalent payments will equal the total dividends that would have been paid during the performance period, assuming the dividends had been reinvested in Company stock.
The following table summarizes the combined performance-based RSU activity for 2012 (in thousands):

Outstanding at beginning of year	344
Granted	546
Forfeited	(111)
Outstanding at end of year	779
Combined RSU activity. The Company estimates future expense for all types of RSUs outstanding at December 31, 2012 to be approximately $4.7 million (using stock prices and estimated target percentages as of December 31, 2012), which will be recognized over a weighted-average period of 3 years.
During 2012, 2011 and 2010, approximately $2.5 million, $1.0 million and $1.4 million, respectively, was recognized as compensation expense related to RSUs for employees and directors.
Other Long-Term Compensation Information — In 2009, the Company granted an additional long-term incentive compensation award to key employees, which will be settled in cash if the Company’s stock price achieves a specified level of growth at the testing dates and the service requirement is met. This award is valued using the Monte Carlo method. The Company recognized $101,000 and $805,000 in compensation expense related to this plan in 2012 and 2010, respectively, and reversed approximately $767,000 in expense in 2011.This requires testing for vesting at specified dates in 2012, 2013 and 2014. As a result of this testing, no amounts vested in 2012. If the stock value growth condition has not been met as of the last possible testing date in 2014 or, except as described for a change in control, if the employee terminates employment before this vesting condition is met on a testing date, the award is automatically forfeited.
Other Stockholder Investment Information
Preferred Stock — At December 31, 2012, the Company had 2,993,090 shares outstanding of its 7.75% Series A Cumulative Redeemable Preferred Stock (liquidation preference of $25 per share), and 3,791,000 shares outstanding of its 7.50% Series B Cumulative Redeemable Preferred Stock (liquidation preference of $25 per share). The Series A preferred stock may be redeemed on or after July 24, 2008, and the Series B preferred stock may be redeemed on or after December 17, 2009, both at the Company’s option at $25 per share plus all accrued and unpaid dividends through the date of redemption. None of the Series A or Series B preferred stock has been redeemed as of December 31, 2012. Dividends on both the Series A and Series B preferred stock are payable quarterly in arrears on February 15, May 15, August 15 and November 15.

Director Fees — Outside directors may elect to receive some of their director fees in stock, based on 95% of the average market price on the date of service. Outside directors elected to receive 46,711, 30,005, and 35,040 shares of stock in lieu of cash for director fees in 2012, 2011 and 2010, respectively.
Ownership Limitations — In order to minimize the risk that the Company will not meet one of the requirements for qualification as a REIT, Cousins’ Articles of Incorporation include certain restrictions on the ownership of more than 3.9% of the Company’s total common and preferred stock.
Distribution of REIT Taxable Income — The following reconciles dividends paid and dividends applied in 2012, 2011 and 2010 to meet REIT distribution requirements (in thousands):

	2012	2011	2010
Common and preferred dividends paid	$31,655	$31,557	$49,365
Dividends treated as taxable compensation	(147)	(71)	(79)
Portion of dividends declared in current year, and paid in current year, which was applied to the prior year distribution requirements	—	(304)	(1,606)
Portion of dividends declared in subsequent year, and paid in subsequent year, which apply to current year distribution requirements	1,563	(10)	304
Dividends applied to meet current year REIT distribution requirements	$33,071	$31,172	$47,984

Tax Status of Dividends — The following summarizes the components of the taxability of the Company’s dividends for the years ended December 31, 2012, 2011 and 2010:

	Total Dividends Per Share	Ordinary Dividends	Long-Term Capital Gain	Unrecaptured Section 1250 Gain (A)
Common:
2012	$0.180000	$0.124724	$0.055276	$0.055276
2011	$0.180000	$0.067853	$0.112147	$0.042574
2010	$0.360000	$0.059447	$0.300553	$0.073937
Series A Preferred:
2012	$1.937500	$1.342220	$0.595280	$0.595280
2011	$1.937500	$0.730053	$1.207447	$0.458393
2010	$1.937500	$0.315868	$1.621632	$0.399714
Series B Preferred:
2012	$1.875000	$1.298222	$0.576078	$0.576078
2011	$1.875000	$0.706502	$1.168498	$0.443606
2010	$1.875000	$0.305678	$1.569322	$0.386819

(A)	Represents a portion of the dividend allocated to long-term capital gain.

8.	INCOME TAXES
CREC is a taxable entity and its consolidated benefit (provision) for income taxes from operations for the years ended December 31, 2012, 2011 and 2010 is as follows (in thousands):

	2012	2011	2010
Current tax benefit (provision):
Federal	$—	$—	$720
State	(91)	186	359
	(91)	186	1,079
Deferred tax benefit (provision):
Federal	—	—	—
State	—	—	—
	—	—	—
Benefit (provision) for income taxes from operations	$(91)	$186	$1,079

The net income tax benefit (provision) differs from the amount computed by applying the statutory federal income tax rate to CREC’s income before taxes for the years ended December 31, 2012, 2011 and 2010 as follows ($ in thousands):

	2012		2011		2010
	Amount	Rate	Amount	Rate	Amount	Rate
Federal income tax benefit (expense)	$(4,368)	(35)%	$35,112	35%	$1,832	35%
State income tax benefit (expense), net of federal income tax effect	(91)	—%	121	—%	141	3%
Valuation allowance	7,055	57%	(34,191)	(34)%	(894)	(17)%
State deferred tax adjustment	(2,687)	(22)%	—	—	—	—
Other	—	—%	(856)	(1)%	—	—
Benefit (provision) applicable to income (loss) from continuing operations	$(91)	—%	$186	—%	$1,079	21%
The tax effect of significant temporary differences representing CREC’s deferred tax assets and liabilities as of December 31, 2012 and 2011 are as follows (in thousands):

	2012	2011
Income from unconsolidated joint ventures	$7,846	$26,009
Land	11,219	20,248
Long-term incentive equity awards	2,126	1,608
For-sale multi-family units basis differential	233	269
Interest carryforward	13,158	13,158
Federal and state tax carryforwards	44,075	23,883
Other	323	860
Total deferred tax assets	78,980	86,035
Valuation allowance	(78,980)	(86,035)
Net deferred tax asset	$—	$—
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
In 2012 and 2011, the deferred tax asset of the Company’s taxable REIT subsidiary, CREC, equaled $79.0 million and $86.0 million, respectively, with a valuation allowance placed against the full amount. The conclusion that a valuation allowance should be recorded was based on losses at CREC in current and recent years, and the inability of the Company to predict, with any degree of certainty, when CREC would generate income in the future in amounts sufficient to utilize the deferred tax asset.
As of December 31, 2012, the Company’s federal and state combined net operating loss (“NOL”) carryforwards are $197.7 million, which will expire between 2023 and 2031, if unused. In addition, the Company has Alternative Minimum Tax (“AMT”)

credit carryforwards of $63,000 which do not expire. On an after-tax basis, the Company’s federal and state NOL carryforwards and AMT credit carryforwards result in a deferred tax asset of $44.1 million.
The Company has interest carryforwards related to interest deductions of approximately $33.7 million as of both December 31, 2012 and 2011. The Company recorded deferred tax assets of $13.2 million as of both December 31, 2012 and 2011, reflecting the benefit of the interest carryforwards. Although such deferred tax assets do not expire, realization is dependent upon generating sufficient taxable income in the future.

9.	PROPERTY TRANSACTIONS
Discontinued Operations
Accounting rules require that the historical operating results of held-for-sale or sold assets which meet certain accounting rules be included in a separate section, discontinued operations, in the statements of comprehensive income for all periods presented. If the asset is sold, the related gain or loss on sale is also included in discontinued operations. The following properties which were held-for-sale in 2012 or sold in 2012, 2011 and 2010 met the criteria for discontinued operations presentation ($ in thousands):

Property	Property Type	Location	Square Feet	Sales Price
2012:
The Avenue Forsyth	Retail	Atlanta, GA	524,000	$119,000
The Avenue Collierville	Retail	Memphis, TN	511,000	55,000
The Avenue Webb Gin	Retail	Atlanta, GA	322,000	59,600
Galleria 75	Office	Atlanta, GA	111,000	9,200
Cosmopolitan Center	Office	Atlanta, GA	51,000	7,000
Inhibitex	Office	Atlanta, GA	51,000	Held-for-sale
2011:
King Mill Distribution Park — Building 3	Industrial	Atlanta, GA	796,000	28,300
Lakeside Ranch Business Park — Building 20	Industrial	Dallas, TX	749,000	28,400
Jefferson Mill Business Park — Building A	Industrial	Atlanta, GA	459,000	22,000
One Georgia Center	Office	Atlanta, GA	376,000	48,600
2010:
San Jose MarketCenter	Retail	San Jose, CA	213,000	85,000
8995 Westside Parkway	Office	Atlanta, GA	51,000	3,200
In addition, the Company sold its third party management and leasing business to Cushman & Wakefield in 2012. Under the terms of the agreement, the Company has the potential to receive up to $15.4 million in gross sales proceeds, of which approximately 63.5% was received at closing. The final purchase price is subject to working capital adjustments, an earn out based on the performance of the contributed management and leasing contracts, and the potential contribution of additional management and/or leasing contracts, all of which the Company expects to be substantially resolved by October 1, 2013. The Company recognized a gain on this transaction of $7.5 million and will recognize additional gains if and when additional consideration is earned. As a result of this sale, the operations of the Company's third party management and leasing business are presented as discontinued operations on the accompanying statements of comprehensive income for each of the periods presented.
The following table details the components of income (loss) from discontinued operations for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	2012	2011	2010
Rental property revenues	$22,517	$41,092	$46,613
Third party management and leasing revenues	16,364	19,359	18,976
Other income	3,526	179	4,814
Rental property expenses	(6,746)	(15,480)	(16,824)
Third party management and leasing expenses	(13,679)	(16,584)	(17,393)
Depreciation and amortization	(9,344)	(19,481)	(23,268)
Impairment losses	(13,790)	(7,632)	—
Other	(49)	(63)	(65)
Income (loss) from discontinued operations	$(1,201)	$1,390	$12,853
Gains (losses) related on sales of discontinued operations are as follows for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	2012	2011	2010
Third party management and leasing business	7,459	—	—
The Avenue Forsyth	4,508	—	(10)
The Avenue Webb Gin	3,590	—	—
Cosmopolitan Center	2,064	—	—
Galleria 75	569	—	—
The Avenue Collierville	73	—	—
King Mill Distribution Park — Building 3	307	4,977	—
One Georgia Center	(104)	2,805	—
Lakeside Ranch Business Park — Building 20	(59)	1,121	—
Jefferson Mill Business Park — Building A	—	(394)	—
San Jose MarketCenter	—	10	6,572
8995 Westside Parkway	—	—	654
Gain on sale of discontinued operations, net	$18,407	$8,519	$7,216
Purchases of Investment Property
In 2012, the Company purchased 2100 Ross Avenue, a 844,000 square foot Class-A office building in the Arts District submarket of Dallas, Texas, and paid cash of $59.2 million. In addition, the Company assumed $4.2 million in liabilities associated with the building including tenant improvement liabilities, property tax liabilities and deferred revenue. In accordance with applicable accounting rules, the Company included these assumed liabilities in the purchase price of the asset. The Company allocated the purchase price among the assets and liabilities acquired based on their respective fair values. The Company incurred approximately $408,000 in acquisition costs related to the purchase, which were recorded in other expense in the statements of comprehensive income.
In 2011, the Company purchased Promenade, a 775,000 square foot office building in the midtown submarket of Atlanta, Georgia, for a cash purchase price of $134.7 million. The Company allocated the purchase price among the assets and liabilities acquired based on their respective fair values. The Company incurred approximately $292,000 in acquisition costs related to the purchase, which are recorded in other expense on the statements of comprehensive income.
The following table summarizes the fair value of the assets and liabilities acquired (in thousands):

	2012	2011
Land and improvements	$5,987	$13,439
Building	36,705	94,190
Tenant Improvements and FF&E	9,034	8,600
Tangible assets	51,726	116,229
Intangible Assets:
Above-market leases	3,267	3,991
In-place leases	8,888	16,172
Total intangible assets	12,155	20,163
Intangible Liabilities:
Below-market leases	(436)	(1,659)
Total net assets acquired	$63,445	$134,733
See note 11 for a schedule of the timing of amortization of the intangible assets and liabilities and the weighted average amortization periods.
Subsequent Events
In February 2013, consistent with the Company's strategy, the Company purchased the remaining 80% interest in MSREF/T200 for $53.4 million in a transaction that valued the property at $164.0 million and repaid the mortgage loan secured by the Terminus 200 building in the amount of $74.5 million. Subsequently, the Company contributed the Terminus 200 building and the Terminus 100 building, encumbered by its existing mortgage loan in the amount of $135.8 million, to an entity and sold 50% of the entity to JP Morgan for $112.1 million. This transaction valued the Terminus 100 building at $209.2 million. The Company then purchased Post Oak Central, a 1.3 million square foot, Class A office building in the Galleria district of Houston, Texas for $232.6 million from an affiliate of JP Morgan. The Company expects to recognize a gain on the acquisition of the remaining interest in MSREF/T200 equal to the difference between the value of its interest in MSREF/T200, as determined by the transaction, less the carrying amount of its investment immediately prior to the purchase. The Company also expects to record a gain on the sale of its 50% interest in Terminus 100.

10.	NOTES AND ACCOUNTS RECEIVABLES
At December 31, 2012 and 2011, notes and accounts receivables included the following (in thousands):

	2012	2011
Notes receivable	$2,885	$7,580
Allowance for doubtful accounts related to notes receivable	(1,026)	(4,294)
Tenant and other receivables	8,830	10,063
Allowance for doubtful accounts related to tenant and other receivables	(717)	(1,990)
	$9,972	$11,359
Fair Value
At December 31, 2012 and 2011, the fair value of the Company’s notes receivable approximated the cost basis. Fair value was calculated by discounting future cash flows from the notes receivable at estimated rates in which similar loans would have been made at December 31, 2012 and 2011. The estimate of the rate, which is the most significant input in the discounted cash flow calculation, is intended to replicate debt of similar type and maturity. This fair value calculation is considered to be a Level 3 calculation under the accounting guidelines, as the Company utilizes internally generated assumptions regarding current interest rates at which similar instruments would be executed.

11.	OTHER ASSETS
At December 31, 2012 and 2011, other assets included the following (in thousands):

	2012	2011
Lease inducements, net of accumulated amortization of $4,718 and $3,696 in 2012 and 2011, respectively	$11,089	$12,219
FF&E and leasehold improvements, net of accumulated depreciation of $18,877 and $17,814 in 2012 and 2011, respectively	4,814	4,736
Loan closing costs, net of accumulated amortization of $2,624 and $4,026 in 2012 and 2011, respectively	3,704	1,435
Predevelopment costs and earnest money	3,284	581
Prepaid expenses and other assets	2,044	2,168
Investment in Verde Realty	—	5,868
Intangible Assets:
In-place leases, net of accumulated amortization of $5,729 and $2,833 in 2012 and 2011, respectively	21,637	16,144
Above market leases, net of accumulated amortization of $9,424 and $8,845 in 2012 and 2011, respectively	6,892	4,414
Goodwill	4,751	5,155
	$58,215	$52,720
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
Investment in Verde Realty. The investment in Verde Realty, a cost method investment in a non-public real estate investment trust, was sold in 2012.
Intangible Assets. Intangible assets, other than goodwill, mainly relate to the acquisitions of 2100 Ross Avenue in 2012 and Promenade in 2011 (see note 9), with small amounts remaining relating to the 2006 acquisition of 191 Peachtree Tower. The Company acquired intangible liabilities with these purchases, including above-market and below-market leases, both of which are recorded within other assets and other liabilities on the balance sheets, respectively. Both above-market and below-market tenant leases are amortized into rental property revenues over the individual remaining lease terms. The above-market ground lease associated with 191 Peachtree Tower is amortized into rental property operating expenses over its remaining lease term. In-place leases are amortized into depreciation and amortization expense, also over the individual remaining lease terms. Aggregate net amortization expense related to intangible assets and liabilities was $3.3 million, $305,000 and $4,000 for the years ended December 31, 2012, 2011 and 2010, respectively. Over the next five years and thereafter, aggregate amortization of these intangible assets and liabilities is anticipated to be as follows (in thousands):

	Below Market Rents	Above Market Ground Lease	Above Market Rents	In Place Leases	Total
2013	$(363)	$(9)	$1,062	$4,175	$4,865
2014	(340)	(9)	1,048	3,657	4,356
2015	(326)	(9)	978	3,172	3,815
2016	(276)	(9)	910	2,689	3,314
2017	(183)	(9)	651	1,825	2,284
Thereafter	(391)	(624)	2,243	6,119	7,347
	$(1,879)	$(669)	$6,892	$21,637	$25,981
Weighted average remaining lease term	6 years	74 years	8 years	7 years	10 years
Goodwill relates entirely to the office reporting unit. As office assets are sold, either by the Company or by joint ventures in which the Company has an interest, goodwill is allocated to the cost of each sale. The following is a summary of goodwill activity for the years ended December 31, 2012 and 2011 (in thousands):

	2012	2011
Beginning Balance	$5,155	$5,430
Allocated to property sales	(404)	(275)
Ending Balance	$4,751	$5,155

12.	CONSOLIDATED STATEMENTS OF CASH FLOWS - SUPPLEMENTAL INFORMATION
Supplemental information related to cash flows, including significant non-cash activity affecting the Statements of Cash Flows, for the years ended December 31, 2012, 2011 and 2010 is as follows (in thousands):

	2012	2011	2010
Interest paid, net of amounts capitalized	$23,142	$25,960	$35,616
Income taxes paid (refunded), net	63	(551)	(3,308)
Non-Cash Transactions:
Transfer from operating properties to operating properties and related assets held for sale	1,866	—	—
Transfer from other assets to investment in joint venture	—	6,193	—
Transfer from land to operating properties	—	5,159	1,410
Decrease in land and notes payable due to foreclosure	—	3,374	—
Adjustments to property expenditures for amounts included in accounts payable	—	1,559	1,976
Change in fair value of redeemable noncontrolling interests	—	766	378
Issuance of common stock for payment of common dividends	—	—	24,282
Land collateral received from note receivable default	—	—	5,030
Increase in notes receivable for lease termination and land and lot sales	—	—	3,312

13.	NONCONTROLLING INTERESTS
The Company consolidates various ventures that are involved in the ownership and/or development of real estate. The partner’s share of the entity, in cases where the entity’s documents do not contain a required redemption clause, is reflected in a separate line item called nonredeemable noncontrolling interests within equity in the balance sheets. Correspondingly, the partner’s share of income or loss is recorded in net income attributable to noncontrolling interests in the statements of comprehensive income.
Other consolidated ventures contain provisions requiring the Company to purchase the partners’ share of the venture at a certain value upon demand or at a future prescribed date. In these situations, the partner’s share of the entity is recognized as redeemable noncontrolling interests and is presented between liabilities and equity in the balance sheets, with the corresponding share of income or loss in the venture recorded in net income attributable to noncontrolling interests in the statements of comprehensive income. The redemption values are evaluated each period and adjusted within equity to the higher of fair value or the partner’s cost basis. One of these ventures, The Avenue Collierville, sold its underlying assets in 2012. Two of these ventures with redemption options sold their underlying assets, King Mill Distribution Park – Building 3 and Jefferson Mill Business Park — Building A, in 2011 (see note 9). In conjunction with these sales, the pro rata share of the sales proceeds was distributed to each of the noncontrolling partners.
The following table details the components of redeemable noncontrolling interests in consolidated subsidiaries for the years ended December 31, 2012 and 2011 (in thousands):

	2012	2011
Beginning Balance	$2,763	$14,289
Net income (loss) attributable to redeemable noncontrolling interests	(2,002)	1,433
Distributions to redeemable noncontrolling interests	(858)	(12,193)
Other	97	—
Change in fair value of redeemable noncontrolling interests	—	(766)
Ending Balance	$—	$2,763
The following reconciles the net income attributable to nonredeemable noncontrolling interests as recorded in the statements of equity and the net income (loss) attributable to redeemable noncontrolling interests as recorded outside of the equity section on the balance sheets to the net income attributable to noncontrolling interests on the statements of comprehensive income for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	2012	2011	2010
Net income attributable to nonredeemable noncontrolling interests	$4,193	$3,525	$2,364
Net income (loss) attributable to redeemable noncontrolling interests	(2,002)	1,433	176
Net income attributable to noncontrolling interests	$2,191	$4,958	$2,540

14.	RENTAL PROPERTY REVENUES
The Company’s leases typically contain escalation provisions and provisions requiring tenants to pay a pro rata share of operating expenses. The leases typically include renewal options and are classified and accounted for as operating leases. The majority of the Company’s real estate assets are concentrated in the Southeastern United States, specifically in the Atlanta, Georgia metropolitan area.
At December 31, 2012 future minimum rentals to be received by consolidated entities under existing non-cancelable leases are as follows (in thousands):

	Office	Retail	Total
2013	$91,823	$3,917	$95,740
2014	90,460	4,087	94,547
2015	83,778	3,971	87,749
2016	78,248	3,871	82,119
2017	70,163	3,793	73,956
Thereafter	245,287	4,363	249,650
	$659,759	$24,002	$683,761

15.	RETIREMENT SAVINGS PLAN
The Company maintains a defined contribution plan (the “Retirement Savings Plan”) pursuant to Section 401 of the Internal Revenue Code (the “Code”) which covers active regular employees. Employees are eligible under the Retirement Savings Plan immediately upon hire, and pre-tax contributions are allowed up to the limits set by the Code. In years prior to 2011, the Company made discretionary retirement savings contributions into the Retirement Savings Plan for certain eligible active regular employees based on an annual, discretionary percentage as determined by the Compensation, Nominating and Governance Committee of the Board of Directors. Beginning in 2011, the Company changed to a match program of up to 3% of an employee’s eligible pre-tax Retirement Savings Plan contributions up to certain Code limits, rather than an annual discretionary contribution. Employees vest in Company contributions over a three-year period. The Company may change this percentage at its discretion, and, in addition, the Company could decide to make additional or replacement discretionary contributions in the future. The Company contributed approximately $722,000, $748,000 and $1.2 million to the Retirement Savings Plan for the 2012, 2011 and 2010 plan years, respectively.

16.	REPORTABLE SEGMENTS

The Company has five reportable segments: Office, Retail, Land, CPS Third Party Management and Leasing, and Other. In 2012, the Company sold its third party management and leasing business. See note 9 for detailed information. These reportable segments represent an aggregation of operating segments reported to the Chief Operating Decision Maker based on similar economic characteristics that include the type of product and the nature of service. Each segment includes both consolidated operations and joint ventures. The Office and Retail segments show the results for that product type. The Land segment includes results of operations for certain land holdings and single-family residential communities that are sold as developed lots to homebuilders. Fee income and related expenses for the third party-owned properties which are managed or leased by the Company are included in the Third Party Management and Leasing segment. In 2010, the Company had an additional segment, the For-Sale Multi-Family Residential Unit, segment which included results of operations for the development and sale of multi-family real estate projects. The Company has sold substantially all of its multi-family residential units, and this line of business is no longer considered to be a separate reporting segment. The Other segment includes:

•	fee income for third party owned and joint venture properties for which the Company performs management, development and leasing services;

•	compensation for corporate employees, other than those in the Third Party Management and Leasing segment;

•	general corporate overhead costs, interest expense for consolidated and unconsolidated entities;

•	income attributable to noncontrolling interests;

•	income taxes;

•	depreciation;

•	preferred dividends; and

•	operations of the industrial buildings, which were sold in 2011.
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
During 2012, the Company changed the format of the information presented to the Chief Operating Decision Maker about its segments and revised its presentation of the segment information included in the following tables. These changes did not result in a change in the number of reportable segments. Prior years' amounts were changed to be consistent with the current year's presentation.
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

Year ended December 31, 2012	Office	Retail	Land	Third Party Management and Leasing	Other	Total
Net operating income	$80,907	$29,429	$—	$—	$121	$110,457
Sales less costs of sales	—	—	4,915	—	309	5,224
Fee income	—	—	—	16,365	17,797	34,162
Other income	3,037	603	—	—	1,513	5,153
Third party management and leasing expenses	—	—	—	(13,675)	—	(13,675)
Separation expenses	—	—	—	—	(1,984)	(1,984)
General and administrative expenses	—	—	—	—	(23,208)	(23,208)
Reimbursed expenses	—	—	—	—	(7,063)	(7,063)
Interest expense	—	—	—	—	(28,154)	(28,154)
Impairment loss	—	—	—	—	(488)	(488)
Other expenses	—	—	—	—	(8,484)	(8,484)
Gain on sale of third party management and leasing business	—	—	—	7,459	—	7,459
Preferred stock dividends	—	—	—	—	(12,907)	(12,907)
Funds from operations available to common stockholders	$83,944	$30,032	$4,915	$10,149	$(62,548)	66,492

Real estate depreciation and amortization, including Company's share of joint ventures						(62,043)
Impairment loss on depreciable investment property, net of amounts attributable to noncontrolling interests						(11,748)
Gain on sale of depreciated investment properties including Company's share of joint ventures						40,120
Net income available to common stockholders						$32,821
Total Assets	$736,867	$151,417	$50,520	$—	$185,438	$1,124,242

Year ended December 31, 2011	Office	Retail	Land	Third Party Management and Leasing	Other	Total
Net operating income	$75,387	$31,583	$—	$—	$3,583	$110,553
Sales less costs of sales	—	—	5,236	—	2,250	7,486
Fee income	—	—	—	19,359	13,821	33,180
Other income	1,475	151	—	—	578	2,204
Third party management and leasing expenses	—	—	—	(16,585)	—	(16,585)
Separation expenses	—	—	—	—	(197)	(197)
General and administrative expenses	—	—	—	—	(24,166)	(24,166)
Reimbursed expenses	—	—	—	—	(6,208)	(6,208)
Interest expense	—	—	—	—	(32,515)	(32,515)
Impairment losses	—	—	(125,526)	—	(3,608)	(129,134)
Other expenses	—	—	—	—	(8,586)	(8,586)
Preferred stock dividends	—	—	—	—	(12,907)	(12,907)
Funds from operations available to common stockholders	$76,862	$31,734	$(120,290)	$2,774	$(67,955)	(76,875)

Real estate depreciation and amortization, including Company's share of joint ventures						(62,709)
Impairment losses on depreciable investment properties, net of amounts attributable to noncontrolling interests						(7,632)
Gain on sale of depreciated investment properties including the Company's share of joint ventures						5,884
Net loss available to common stockholders						$(141,332)
Total Assets	$732,857	$375,923	$108,172	$4,302	$14,281	$1,235,535

Year ended December 31, 2010	Office	Retail	Land	Third Party Management and Leasing	Other	Total
Net operating income	$72,792	$31,729	$—	$—	$3,721	$108,242
Sales less costs of sales	—	—	12,502	—	7,898	20,400
Fee income	—	—	—	18,977	14,443	33,420
Other income	416	146	—	—	750	1,312
Third party management and leasing expenses	—	—	—	(17,393)	—	(17,393)
Separation expenses	—	—	—	—	(1,045)	(1,045)
General and administrative expenses	—	—	—	—	(28,517)	(28,517)
Reimbursed expenses	—	—	—	—	(6,297)	(6,297)
Interest expense	—	—	—	—	(41,432)	(41,432)
Impairment losses	—	—	(5,714)	—	(586)	(6,300)
Other expenses	—	—	—	—	(16,702)	(16,702)
Preferred stock dividends	—	—	—	—	(12,907)	(12,907)
Funds from operations available to common stockholders	$73,208	$31,875	$6,788	$1,584	$(80,674)	32,781

Real estate depreciation and amortization, including Company's share of joint ventures						(67,728)
Gain on sale of depreciated investment properties						7,467
Net loss available to common stockholders						$(27,480)
Total Assets	671,540	348,470	261,323	4,050	85,899	1,371,282

When reviewing the results of operations for the Company, management analyzes the following revenue and income items net of their related costs:

•	Rental property operations;

•	Land sales; and

•	Gains on sales of investment properties.
These amounts are shown in the segment tables above in the same “net” manner as shown to management. In addition, management reviews the operations of discontinued operations and its share of the operations of its joint ventures in the same manner as the operations of its wholly-owned properties included in the continuing operations. Therefore, the information in the tables above includes the operations of discontinued operations and its share of joint ventures in the same categories as the operations of the properties included in continuing operations. Certain adjustments are required to reconcile the above segment information to the Company’s consolidated revenues. The following table reconciles information presented in the tables above to the Company’s consolidated revenues (in thousands):

	2012	2011	2010
Net operating income	$110,457	$110,553	$108,242
Sales less cost of sales	5,224	7,486	20,400
Fee income	34,162	33,180	33,420
Other income	5,153	2,204	1,312
Plus rental property operating expenses	54,518	44,912	43,441
Cost of sales	1,833	5,378	28,956
Net operating income in joint ventures	(23,596)	(24,258)	(20,179)
Sales less cost of sales in joint ventures	(28)	(1,927)	(6,034)
Net operating income in discontinued operations	(15,770)	(25,611)	(29,788)
Fee income in discontinued operations	(16,365)	(19,359)	(18,977)
Other income in discontinued operations	(3,591)	(254)	(193)
Gain on tract sales (included in gain on investment properties)	(3,719)	(3,258)	(6,366)
Total consolidated revenues	$148,278	$129,046	$154,234
************

SCHEDULE III
(Page 1 of 4)
COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2012
(in thousands)

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period
Description/Metropolitan Area	Encumbrances	Land and Improvements	Buildings and Improvements	Land and Improvements less Cost of Sales, Transfers and Other	Building and Improvements less Cost of Sales, Transfers and Other	Land and Improvements less Cost of Sales, Transfers and Other	Building and Improvements less Cost of Sales, Transfers and Other	Total (a)	Accumulated Depreciation (a)	Date of Construction/ Renovation	Date Acquired	Life on Which Depreciation in 2012 Statement of Operations is Computed (b)
OPERATING PROPERTIES
Office
191 Peachtree Tower (c)	$100,000	$5,355	$141,012	$—	$85,392	$5,355	$226,404	$231,759	$54,747	—	2006	40 years
Atlanta, GA
Terminus 100	136,123	15,559	—	(2,512)	157,840	13,047	157,840	170,887	46,236	2008	2005	30 years
Atlanta, GA
Promenade (c)	—	13,439	102,790	—	10,274	13,439	113,064	126,503	5,637	—	2011	34 years
Atlanta, GA
The American Cancer Society Center	134,243	5,226	67,370	—	29,741	5,226	97,111	102,337	55,151	—	1999	25 years
Atlanta, GA
2100 Ross Avenue (c)	—	5,987	36,705	—	9,149	5,987	45,854	51,841	1,327	—	2012	35 years
Dallas, TX
The Points at Waterview	15,651	2,558	22,910	85	6,849	2,643	29,759	32,402	16,989	—	2000	25 years
Suburban Dallas, TX
Meridian Mark Plaza	26,194	2,219	—	—	26,128	2,219	26,128	28,347	14,715	1997	1997	30 years
Atlanta, GA
Lakeshore Park Plaza	—	3,362	12,261	—	6,304	3,362	18,565	21,927	10,919	—	1998	30 years
Birmingham, AL
555 North Point Center East	—	368	—	—	21,325	368	21,325	21,693	11,096	1998	1998	30 years
Suburban Atlanta, GA
600 University Park Place	—	1,899	—	—	19,371	1,899	19,371	21,270	8,473	1998	1998	30 years
Birmingham, AL
221 Peachtree Center Avenue Parking Garage	—	4,217	13,337	—	348	4,217	13,685	17,902	1,999	—	2007	39 years
Atlanta, GA
333 North Point Center East	—	551	—	—	14,168	551	14,168	14,719	8,656	1996	1996	30 years
Suburban Atlanta, GA

SCHEDULE III
(Page 2 of 4)
COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2012
(in thousands)

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period
Description/Metropolitan Area	Encumbrances	Land and Improvements	Buildings and Improvements	Land and Improvements less Cost of Sales, Transfers and Other	Building and Improvements less Cost of Sales, Transfers and Other	Land and Improvements less Cost of Sales, Transfers and Other	Building and Improvements less Cost of Sales, Transfers and Other	Total (a)	Accumulated Depreciation (a)	Date of Construction/ Renovation	Date Acquired	Life on Which Depreciation in 2012 Statement of Operations is Computed (b)
Office (cont'd)
100 North Point Center East	$—	$1,475	$9,625	$—	$2,448	$1,475	$12,073	$13,548	$6,172	—	2003	25 years
Suburban Atlanta, GA
200 North Point Center East	—	1,726	7,920	—	2,614	1,726	10,534	12,260	4,853	—	2003	25 years
Suburban Atlanta, GA
Total Office	412,211	63,941	413,930	(2,427)	391,951	61,514	805,881	867,395	246,970
Retail
Tiffany Springs MarketCenter	$—	$8,174	$—	$6,173	$43,038	$14,347	$43,038	$57,385	$8,158	2009	2007	30 years
Kansas City, MO
Total Operating Properties	$412,211	$72,115	$413,930	$3,746	$434,989	$75,861	$848,919	$924,780	$255,128
PROJECTS UNDER DEVELOPMENT
Mahan Village
Tallahassee, FL	$13,027	$5,377	$—	$—	$20,015	$5,377	$20,015	$25,392	$183	2011	2011	30 years
LAND
Commercial Land
Round Rock Land	$—	$12,802	$—	$4,313	$(6,915)	$17,115	$(6,915)	$10,200	$—	—	2005	0 years
Austin, TX
Research Park V	—	4,373	—	595	—	4,968	—	4,968	—	—	1998	0 years
Austin, TX
Land Adjacent to The Avenue Forsyth	—	11,240	—	10,875	(18,415)	22,115	(18,415)	3,700	—	—	2007	0 years
Suburban Atlanta, GA
Blalock Lakes	—	9,646	—	4	(6,305)	9,650	(6,305)	3,345	—	—	2008	0 years
Suburban Atlanta, GA
549 / 555 / 557 Peachtree Street	—	5,988	—	6,152	(9,515)	12,140	(9,515)	2,625	—	—	2004	0 years
Atlanta, GA

SCHEDULE III
(page 3 of 4)
COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2012
(in thousands)

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period
Description/Metropolitan Area	Encumbrances	Land and Improvements	Buildings and Improvements	Land and Improvements less Cost of Sales, Transfers and Other	Building and Improvements less Cost of Sales, Transfers and Other	Land and Improvements less Cost of Sales, Transfers and Other	Building and Improvements less Cost of Sales, Transfers and Other	Total (a)	Accumulated Depreciation (a)	Date of Construction/ Renovation	Date Acquired	Life on Which Depreciation in 2012 Statement of Operations is Computed (b)
Commercial Land (cont’d)
Jefferson Mill Business Park	$—	$14,223	$—	$9,533	$(21,236)	$23,756	$(21,236)	$2,520	$—	—	2006	0 years
Suburban Atlanta, GA
North Point	—	10,294	—	28,895	(37,265)	39,189	(37,265)	1,924	—	—	1970-1985	0 years
Suburban Atlanta, GA
Wildwood	—	10,214	—	5,092	(14,292)	15,306	(14,292)	1,014	—	—	1971-1989	0 years
Suburban Atlanta, GA
Total Commercial Land	$—	$78,780	$—	$65,459	$(113,943)	$144,239	$(113,943)	$30,296	$—
Residential Land
Blalock Lakes	$—	$17,657	$—	$26,832	$(37,684)	$44,489	$(37,684)	$6,805	$—	2006	2006	0 years
Suburban Atlanta, GA
Callaway Gardens	—	1,584	—	16,066	(13,063)	17,650	(13,063)	4,587	—	2006	2006	0 years
Pine Mountain, GA
Longleaf at Callaway	172	2,098	—	6,782	(8,513)	8,880	(8,513)	367	—	2002	2002	0 years
Pine Mountain, GA
The Lakes at Cedar Grove	—	4,720	—	29,922	(34,510)	34,642	(34,510)	132	—	2001	2001	0 years
Suburban Atlanta, GA
Total Residential Land	$172	$26,059	$—	$79,602	$(93,770)	$105,661	$(93,770)	$11,891	$—
Total Land	$172	$104,839	$—	$145,061	$(207,713)	$249,900	$(207,713)	$42,187	$—
OTHER
10 Terminus Place
Atlanta, GA	$—	$7,810	$72,573	$(7,561)	$(72,671)	$249	$(98)	$151	$—	2008	2005	0 years

	$425,410	$190,141	$486,503	$141,246	$174,620	$331,387	$661,123	$992,510	$255,311

OPERATING PROPERTY HELD FOR SALE
Inhibitex
Suburban Atlanta, GA	$—	$675	$—	$(307)	$4,445	$368	$4,445	$4,813	$2,947	2004	2004	30 years

SCHEDULE III
(page 4 of 4)
COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2012
(in thousands)

NOTES:

(a)	Reconciliations of total real estate carrying value and accumulated depreciation for the three years ended December 31, 2012 are as follows:

	Real Estate			Accumulated Depreciation
	2012	2011	2010	2012	2011	2010
Balance at beginning of period	$1,253,414	$1,363,320	$1,468,413	$289,473	$274,925	$233,091
Additions during the period:
Acquisition	42,692	116,229	—	—	—	—
Improvements and other capitalized costs	49,559	50,009	43,798	—	—	—
Depreciation expense	—	—	—	48,607	52,630	58,585
	92,251	166,238	43,798	48,607	52,630	58,585
Deductions during the period:
Cost of real estate sold or foreclosed	(334,552)	(162,989)	(143,497)	(79,822)	(29,110)	(13,911)
Impairment losses	(13,790)	(104,183)	(2,554)	—	—	—
Write-off of fully depreciated assets	—	(8,972)	(2,840)	—	(8,972)	(2,840)
	(348,342)	(276,144)	(148,891)	(79,822)	(38,082)	(16,751)
Balance at end of period	$997,323	$1,253,414	$1,363,320	$258,258	$289,473	$274,925

(b)
Buildings and improvements are depreciated over 24 to 40 years. Leasehold improvements and other capitalized leasing costs are depreciated over the life of the asset or the term of the lease, whichever is shorter.

(c)	Certain intangible assets related to the purchase of this property are included in other assets and are not in the above table.

S-4