Form 10-Q
period 2013-03-31
COUSINS PROPERTIES INC
filed 2013-05-08
CIK 25232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 2, 2013
Common Stock, $1 par value per share	120,638,088 shares

FORWARD-LOOKING STATEMENTS

Certain matters contained in this report are “forward-looking statements” within the meaning of the federal securities laws and are subject to uncertainties and risks, as itemized in Item 1A included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012. These forward-looking statements include information about possible or assumed future results of the Company's business and the Company's financial condition, liquidity, results of operations, plans and objectives. They also include, among other things, statements regarding subjects that are forward-looking by their nature, such as:

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
The forward-looking statements are based upon management's beliefs, assumptions and expectations of the Company's future performance, taking into account information currently available. These beliefs, assumptions and expectations may change as a result of possible events or factors, not all of which are known. If a change occurs, the Company's business, financial condition, liquidity and results of operations may vary materially from those expressed in forward-looking statements. Actual results may vary from forward-looking statements due to, but not limited to, the following:

•	the availability and terms of capital and financing;

•	the ability to refinance indebtedness as it matures;

•	the failure of purchase, sale or other contracts to ultimately close;

•	the potential dilutive effect of common stock offerings;

•	the availability of buyers and adequate pricing with respect to the disposition of assets;

•	risks and uncertainties related to national and local economic conditions, the real estate industry in general and the commercial real estate markets in particular;

•	changes to the Company's strategy with regard to land and other non-core holdings that require impairment losses to be recognized;

•	the effects of the sale of the Company's third party management business;

•	leasing risks, including the ability to obtain new tenants or renew expiring tenants, and the ability to lease newly developed and/or recently acquired space;

•	the financial condition of existing tenants;

•	volatility in interest rates and insurance rates;

•	the availability of sufficient investment opportunities;

•	competition from other developers or investors;

•	the risks associated with real estate developments and acquisitions (such as construction delays, cost overruns and leasing risk);

•	the loss of key personnel;

•	the potential liability for uninsured losses, condemnation or environmental issues;

•	the potential liability for a failure to meet regulatory requirements;

•	the financial condition and liquidity of, or disputes with, joint venture partners;

•	any failure to comply with debt covenants under credit agreements; and

•	any failure to continue to qualify for taxation as a real estate investment trust.
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

PART I — FINANCIAL INFORMATION
Item 1.    Financial Statements.
COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share and per share amounts)

	March 31, 2013	December 31, 2012
	(unaudited)
ASSETS
PROPERTIES:
Operating properties, net of accumulated depreciation of $218,123 and $255,128 in 2013 and 2012, respectively	$762,493	$669,652
Projects under development, net of accumulated depreciation of $359 and $183 in 2013 and 2012, respectively	25,629	25,209
Land held	41,019	42,187
Other	—	151
Total properties	829,141	737,199

OPERATING PROPERTY AND RELATED ASSETS HELD FOR SALE, net of accumulated depreciation of $2,947 in 2013 and 2012	1,866	1,866

CASH AND CASH EQUIVALENTS	6,042	176,892
RESTRICTED CASH	3,616	2,852
NOTES AND ACCOUNTS RECEIVABLE, net of allowance for doubtful accounts of $1,734 and $1,743 in 2013 and 2012, respectively	7,967	9,972
DEFERRED RENTS RECEIVABLE	33,856	39,378
INVESTMENT IN UNCONSOLIDATED JOINT VENTURES	128,541	97,868
OTHER ASSETS	85,415	58,215

TOTAL ASSETS	$1,096,444	$1,124,242

LIABILITIES AND EQUITY
NOTES PAYABLE	$344,832	$425,410
ACCOUNTS PAYABLE AND ACCRUED EXPENSES	26,936	34,751
DEFERRED INCOME	11,591	11,888
OTHER LIABILITIES	22,446	9,240
TOTAL LIABILITIES	405,805	481,289

STOCKHOLDERS’ INVESTMENT:
Preferred stock, 20,000,000 shares authorized, $1 par value:
7.75% Series A cumulative redeemable preferred stock, $25 liquidation preference; 2,993,090 shares issued and outstanding in 2013 and 2012	74,827	74,827
7.50% Series B cumulative redeemable preferred stock, $25 liquidation preference; 3,791,000 shares issued and outstanding in 2013 and 2012	94,775	94,775
Common stock, $1 par value, 250,000,000 shares authorized, 107,697,435 and 107,660,080 shares issued in 2013 and 2012, respectively	107,697	107,660
Additional paid-in capital	689,176	690,024
Treasury stock at cost, 3,570,082 shares in 2013 and 2012	(86,840)	(86,840)
Distributions in excess of cumulative net income	(211,623)	(260,104)
TOTAL STOCKHOLDERS’ INVESTMENT	668,012	620,342

Nonredeemable noncontrolling interests	22,627	22,611
TOTAL EQUITY	690,639	642,953

TOTAL LIABILITIES AND EQUITY	$1,096,444	$1,124,242

See accompanying notes.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2013	2012
REVENUES:
Rental property revenues	$36,123	$29,573
Fee income	3,579	2,857
Land sales	963	949
Other	603	1,273
	41,268	34,652
COSTS AND EXPENSES:
Rental property operating expenses	16,297	12,225
Reimbursed expenses	1,910	1,375
Land cost of sales	963	564
General and administrative expenses	6,069	6,625
Interest expense	4,935	6,268
Depreciation and amortization	12,299	10,515
Separation expenses	—	213
Other	728	680
	43,201	38,465
LOSS ON EXTINGUISHMENT OF DEBT	—	(94)
LOSS FROM CONTINUING OPERATIONS BEFORE TAXES, UNCONSOLIDATED JOINT VENTURES AND SALE OF INVESTMENT PROPERTIES	(1,933)	(3,907)
PROVISION FOR INCOME TAXES FROM OPERATIONS	(1)	(27)
INCOME FROM UNCONSOLIDATED JOINT VENTURES	1,652	2,186
LOSS FROM CONTINUING OPERATIONS BEFORE GAIN ON SALE OF INVESTMENT PROPERTIES	(282)	(1,748)
GAIN ON SALE OF INVESTMENT PROPERTIES	57,177	57
INCOME (LOSS) FROM CONTINUING OPERATIONS	56,895	(1,691)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS:
Loss from discontinued operations	(86)	(9,749)
Gain on sale of discontinued operations, net	95	86
	9	(9,663)
NET INCOME (LOSS)	56,904	(11,354)
NET (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(507)	1,469
NET INCOME (LOSS) ATTRIBUTABLE TO CONTROLLING INTEREST	56,397	(9,885)
DIVIDENDS TO PREFERRED STOCKHOLDERS	(3,227)	(3,227)
NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	$53,170	$(13,112)
PER COMMON SHARE INFORMATION — BASIC AND DILUTED:
Income (loss) from continuing operations attributable to controlling interest	$0.51	$(0.04)
Income from discontinued operations	—	(0.09)
Net income (loss) available to common stockholders	$0.51	$(0.13)
WEIGHTED AVERAGE SHARES — BASIC	104,119	104,000
WEIGHTED AVERAGE SHARES — DILUTED	104,252	104,000
DIVIDENDS DECLARED PER COMMON SHARE	$0.045	$0.045

See accompanying notes.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
Three Months Ended March 31, 2013 and 2012
(unaudited, in thousands)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Treasury Stock	Distributions in Excess of Net Income	Stockholders’ Investment	Nonredeemable Noncontrolling Interests	Total Equity
Balance December 31, 2012	$169,602	$107,660	$690,024	$(86,840)	$(260,104)	$620,342	$22,611	$642,953
Net income	—	—	—	—	56,397	56,397	477	56,874
Common stock issued pursuant to:
Restricted stock grants, net of amounts withheld for income taxes	—	30	(1,202)	—	—	(1,172)	—	(1,172)
Amortization of stock options and restricted stock, net of forfeitures	—	7	354	—	—	361	—	361
Distributions to noncontrolling interests	—	—	—	—	—	—	(461)	(461)
Cash preferred dividends paid	—	—	—	—	(3,227)	(3,227)	—	(3,227)
Cash common dividends paid	—	—	—	—	(4,689)	(4,689)	—	(4,689)
Balance March 31, 2013	$169,602	$107,697	$689,176	$(86,840)	$(211,623)	$668,012	$22,627	$690,639

Balance December 31, 2011	$169,602	$107,272	$687,835	$(86,840)	$(274,177)	$603,692	$33,703	$637,395
Net income (loss)	—	—	—	—	(9,885)	(9,885)	571	(9,314)
Common stock issued pursuant to:
Restricted stock grants, net of amounts withheld for income taxes	—	441	(612)	—	—	(171)	—	(171)
Amortization of stock options and restricted stock, net of forfeitures	—	(3)	586	—	—	583	—	583
Distributions to noncontrolling interests	—	—	—	—	—	—	(528)	(528)
Cash preferred dividends paid	—	—	—	—	(3,227)	(3,227)	—	(3,227)
Cash common dividends paid	—	—	—	—	(4,687)	(4,687)	—	(4,687)
Balance March 31, 2012	$169,602	$107,710	$687,809	$(86,840)	$(291,976)	$586,305	$33,746	$620,051
See accompanying notes.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$56,904	$(11,354)
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of investment properties, including discontinued operations	(57,272)	(143)
Loss on extinguishment of debt	—	94
Impairment loss included in discontinued operations	—	12,233
Depreciation and amortization, including discontinued operations	12,299	14,256
Amortization of deferred financing costs	279	235
Amortization of stock options and restricted stock, net of forfeitures	361	583
Effect of certain non-cash adjustments to rental revenues	(1,806)	(1,482)
Income from unconsolidated joint ventures	(1,652)	(2,186)
Operating distributions from unconsolidated joint ventures	1,417	1,550
Land and multi-family cost of sales, net of closing costs paid	904	538
Changes in other operating assets and liabilities:
Change in other receivables and other assets, net	(1,581)	(306)
Change in operating liabilities	(8,083)	(3,796)
Net cash provided by operating activities	1,770	10,222

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from investment property sales	112,651	—
Property acquisition, development and tenant asset expenditures	(295,789)	(8,039)
Investment in unconsolidated joint ventures	(19)	(4,483)
Distributions from unconsolidated joint ventures	39,563	24,098
Collection of notes receivable	339	212
Change in notes receivable and other assets	(1,221)	(1,176)
Change in restricted cash	(764)	807
Net cash provided by (used in) investing activities	(145,240)	11,419

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facility	102,000	239,500
Repayment of credit facility	(47,000)	(350,750)
Proceeds from other notes payable	1,166	102,191
Repayment of notes payable	(75,139)	(1,215)
Payment of loan issuance costs	—	(3,353)
Common dividends paid	(4,689)	(4,687)
Preferred dividends paid	(3,227)	(3,227)
Distributions to noncontrolling interests	(491)	(956)
Net cash used in financing activities	(27,380)	(22,497)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(170,850)	(856)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	176,892	4,858
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,042	$4,002

INTEREST PAID, NET OF AMOUNTS CAPITALIZED	$5,470	$6,606

See accompanying notes.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)
1. BASIS OF PRESENTATION
The consolidated financial statements included herein include the accounts of Cousins Properties Incorporated (“Cousins”) and its consolidated subsidiaries, including Cousins Real Estate Corporation and its subsidiaries (“CREC”). All of the entities included in the consolidated financial statements are hereinafter referred to collectively as the “Company.”
The Company develops, acquires, leases, manages and owns primarily Class-A office and retail real estate properties. Cousins has elected to be taxed as a real estate investment trust (“REIT”) and intends to, among other things, distribute 90% of its net taxable income to stockholders, thereby eliminating any liability for federal income taxes under current law. Therefore, the results included herein do not include a federal income tax provision for Cousins. CREC operates as a taxable REIT subsidiary and is taxed separately from Cousins as a C-Corporation. Accordingly, if applicable, the statements of operations include a provision for, or benefit from, CREC's income taxes.
The condensed consolidated financial statements are unaudited and were prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, these financial statements reflect all adjustments necessary (which adjustments are of a normal and recurring nature) for the fair presentation of the Company's financial position as of March 31, 2013 and the results of operations for the three months ended March 31, 2013 and 2012. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of results expected for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012. The accounting policies employed are substantially the same as those shown in note 2 to the consolidated financial statements included in such Form 10-K.
For the three months ended March 31, 2013 and 2012, there were no items of other comprehensive income. Therefore, no presentation of comprehensive income is required.
2. EARNINGS PER SHARE
Net income (loss) per share-basic is calculated as net income (loss) available to common stockholders divided by the weighted average number of common shares outstanding during the period, including nonvested restricted stock which has nonforfeitable dividend rights. Net income (loss) per share-diluted is calculated as net income (loss) available to common stockholders divided by the diluted weighted average number of common shares outstanding during the period. Diluted weighted average number of common shares uses the same weighted average share number as in the basic calculation and adds the potential dilution, if any, that would occur if stock options (or any other contracts to issue common stock) were exercised and resulted in additional common shares outstanding, calculated using the treasury stock method. The numerator is reduced for the effect of preferred dividends in both the basic and diluted net income (loss) per share calculations. Weighted average shares-basic and diluted for the three months ended March 31, 2013 and 2012 are as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Weighted average shares — basic	104,119	104,000
Dilutive potential common shares — stock options	133	—
Weighted average shares — diluted	104,252	104,000
Weighted average anti-dilutive stock options	3,123	5,026
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

3. NOTES PAYABLE
The following table summarizes the terms and amounts of the Company’s notes payable at March 31, 2013 and December 31, 2012 ($ in thousands):

Description	Interest Rate	Maturity	March 31, 2013	December 31, 2012
The American Cancer Society Center mortgage note	6.45%	2017	133,840	134,243
191 Peachtree Tower mortgage note (interest only until May 1, 2016)	3.35%	2018	100,000	100,000
Credit Facility, unsecured	1.70%	2016	55,000	—
Meridian Mark Plaza mortgage note	6.00%	2020	26,101	26,194
The Points at Waterview mortgage note	5.66%	2016	15,526	15,651
Mahan Village construction facility	1.85%	2014	14,191	13,027
Callaway Gardens	4.13%	2013	174	172
Terminus 100 mortgage note (see discussion below)	5.25%	2023	—	136,123
			$344,832	$425,410

Other Debt Activity
In February 2013, the Company effectively sold 50% of its interest in Terminus 100 to a third party. Based upon the ownership and management structure of the joint venture that owns Terminus 100 after these transactions, the Company accounts for its investment in this entity under the equity method. Therefore, the Terminus 100 mortgage note is no longer consolidated. See note 7 for further details.
Fair Value
At March 31, 2013 and December 31, 2012, the aggregate estimated fair values of the Company's notes payable were $364.8 million and $456.0 million, respectively, calculated by discounting the debt's remaining contractual cash flows at estimated rates at which similar loans could have been obtained at those respective dates. The estimate of the current market rate, which is the most significant input in the discounted cash flow calculation, is intended to replicate debt of similar maturity and loan-to-value relationship. These fair value calculations are considered to be Level 2 under the guidelines as set forth in ASC 820 as the Company utilizes market rates for similar type loans from third party brokers.
Other Information
For the three months ended March 31, 2013 and 2012, interest expense was as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Total interest incurred	$5,036	$6,694
Interest capitalized	(101)	(426)
Total interest expense	$4,935	$6,268
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

4. COMMITMENTS AND CONTIGENCIES

Commitments
At March 31, 2013, the Company had outstanding letters of credit and performance bonds totaling $2.3 million. As a lessor, the Company has $24.5 million in future obligations under leases to fund tenant improvements as of March 31, 2013. As a lessee, the Company has future obligations under ground and office leases of approximately $15.9 million at March 31, 2013.
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

5. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES
The Company describes its investments in unconsolidated joint ventures in note 5 of notes to consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2012. The following table summarizes balance sheet data of the Company's unconsolidated joint ventures as of March 31, 2013 and December 31, 2012 (in thousands):

	Total Assets		Total Debt		Total Equity		Company’s Investment
SUMMARY OF FINANCIAL POSITION:	2013	2012	2013	2012	2013	2012	2013		2012
MSREF/ Cousins Terminus 200 LLC (1)	$—	$95,520	$—	$74,340	$—	$19,659	$—		$3,930
EP I LLC	87,844	83,235	49,500	43,515	32,078	32,611	27,446		27,864
Cousins Watkins LLC	53,633	54,285	28,127	28,244	24,619	25,259	16,745		16,692
CF Murfreesboro Associates	119,279	121,451	93,200	94,540	24,752	25,411	14,208		14,571
CP Venture Five LLC	284,430	286,647	35,261	35,417	241,055	243,563	13,746		13,884
Charlotte Gateway Village, LLC	139,030	140,384	64,378	68,242	73,195	70,917	10,291		10,299
Temco Associates, LLC	8,432	8,409	—	—	8,206	8,233	4,088		4,095
CL Realty, L.L.C.	7,506	7,549	—	—	7,382	7,155	3,697		3,579
CP Venture Two LLC	95,508	96,345	—	—	93,942	94,819	2,716		2,894
Wildwood Associates	21,166	21,176	—	—	21,130	21,173	(1,685)	*	(1,664)	*
Crawford Long - CPI, LLC	33,167	32,818	46,202	46,496	(14,404)	(15,129)	(6,049)	*	(6,407)	*
Terminus Office Holdings LLC (1)	299,742	—	217,589	—	68,613	—	35,533		—
Other	2,183	2,194	—	—	1,856	1,844	71		60
	$1,151,920	$950,013	$534,257	$390,794	$582,424	$535,515	$120,807		$89,797
*Negative balances are included in deferred income on the balance sheets.
(1) See note 7 for further discussion of the transactions affecting these entities.
The following table summarizes statement of operations information of the Company's unconsolidated joint ventures for the three months ended March 31, 2013 and 2012 (in thousands):

	Total Revenues		Net Income (Loss)		Company's Share of Income (Loss)
SUMMARY OF OPERATIONS:	2013	2012	2013	2012	2013	2012
MSREF/ Cousins Terminus 200 LLC (1)	$1,256	$2,973	$(115)	$(362)	$(35)	$(73)
EP I LLC	1,169	—	(519)	71	(389)	53
Cousins Watkins LLC	1,286	1,235	(29)	45	580	610
CF Murfreesboro Associates	3,291	3,327	(633)	(28)	(383)	(81)
CP Venture Five LLC	7,843	7,533	1,435	749	315	241
Charlotte Gateway Village, LLC	8,294	8,016	2,581	2,336	294	294
Temco Associates, LLC	69	440	(13)	(57)	(6)	(233)
CL Realty, L.L.C.	428	1,667	236	551	118	(39)
CP Venture Two LLC	4,926	4,814	2,724	2,594	281	268
Wildwood Associates	—	—	(42)	(37)	(21)	(18)
Crawford Long - CPI, LLC	2,958	2,944	725	669	360	334
Terminus Office Holdings LLC (1)	5,606	—	1,062	—	529	—
Palisades West LLC	—	4,106	(27)	1,497	—	717
Ten Peachtree Place Associates	—	1,713	—	392	—	199
Other	1,261	9	(122)	(57)	9	(86)
	$38,387	$38,777	$7,263	$8,363	$1,652	$2,186
(1) See note 7 for further discussion of the transactions affecting these entities.

6. EQUITY AND STOCK-BASED COMPENSATION
The Company has several types of stock-based compensation - stock options, restricted stock, long-term incentive awards and restricted stock units (“RSUs”) - which are described in note 7 of notes to consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2012. The expense related to certain stock-based compensation awards is fixed. The expense related to other awards fluctuates from period to period dependent, in part, on the Company's stock price. The Company recorded stock-based compensation expense, net of forfeitures, of $2.8 million and $1.4 million for the three months ended March 31, 2013 and 2012, respectively.
The Company made restricted stock grants in 2013 of 159,782 shares to key employees, which vest ratably over a three-year period. In addition, the Company awarded two types of RSUs to key employees based on the following market and performance metrics, respectively: (1) Total Stockholder Return of the Company, as defined, as compared to the companies in the SNL US REIT Office index (“SNL RSUs”), and (2) the ratio of cumulative funds from operations per share to targeted cumulative funds from operations per share (“FFO RSUs”) as defined in the plan. The performance period for both awards is January 1, 2013 to December 31, 2015, and the targeted units awarded of SNL RSUs and FFO RSUs is 124,992 and 65,347, respectively. The ultimate payout of these awards can range from 0% to 200% of the targeted number of units depending on the achievement of the market and performance metrics described above. Both of these types of RSUs cliff vest on January 30, 2016 and are dependent upon the attainment of required service, market and performance criteria. The number of RSUs vesting will be determined at that date, and the payout per unit will be equal to the average closing price on each trading day during the 30-day period ending on December 31, 2015. The SNL RSUs are expensed using a quarterly Monte Carlo valuation over the vesting period. The FFO RSUs are expensed over the vesting period using the fair market value of the Company's stock at the reporting date multiplied by the anticipated number of units to be paid based on the current estimate of what the ratio is expected to be upon vesting.
Subsequent Events
In April 2013, the Company issued 16.5 million shares of common stock resulting in net proceeds to the Company of $165.1 million. In connection with this offering, the Company notified holders of its 7 3/4% Series A Cumulative Redeemable Preferred Stock, par value $1.00 per share, that it will redeem all outstanding shares for $74.8 million on May 13, 2013.
7. PROPERTY TRANSACTIONS

Discontinued Operations
Accounting rules require that the historical operating results of held-for-sale or sold assets which meet certain accounting rules be included in a separate section, discontinued operations, in the statements of operations for all periods presented. If the asset is sold, the related gain or loss on sale is also included in discontinued operations. The following properties which were held-for-sale in 2013 or sold in 2012 met the criteria for discontinued operations presentation ($ in thousands):

Property	Property Type	Location	Square Feet	Sales Price
2013:
Inhibitex	Office	Atlanta, GA	51,000	Held-for-sale
2012:
The Avenue Forsyth	Retail	Atlanta, GA	524,000	$119,000
The Avenue Collierville	Retail	Memphis, TN	511,000	55,000
The Avenue Webb Gin	Retail	Atlanta, GA	322,000	59,600
Galleria 75	Office	Atlanta, GA	111,000	9,200
Cosmopolitan Center	Office	Atlanta, GA	51,000	7,000
Inhibitex	Office	Atlanta, GA	51,000	Held-for-sale
In addition, the Company sold its third party management and leasing business in 2012.  As a result, the operations of this business are presented as discontinued operations in the accompanying statements of operations.
The components of discontinued operations and the gains and losses on property sales for the three months ended March 31, 2013 and 2012 are as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Loss from discontinued operations:
Rental property revenues	$2	$7,919
Fee income	74	4,710
Other income	—	192
Rental property operating expenses	(105)	(2,279)
Reimbursed expenses	—	(2,303)
General and administrative expenses	(53)	(1,997)
Depreciation and amortization	—	(3,741)
Impairment losses	—	(12,233)
Other expenses	(4)	(17)
Loss from discontinued operations	$(86)	$(9,749)

Gain on sale of discontinued operations:
King Mill	$119	$87
Cosmopolitan Center	(23)	—
Other	(1)	(1)
Gain on sale of discontinued operations	$95	$86

Post Oak Central/ Terminus Transactions
In February 2013, the Company purchased the remaining 80% interest in MSREF/ Cousins Terminus 200 LLC for $53.8 million and simultaneously repaid the mortgage loan secured by the Terminus 200 property in the amount of $74.6 million. The Company recognized a gain of $19.7 million on this acquisition achieved in stages. Immediately thereafter, the Company contributed its interest in the Terminus 200 property and its interest in the Terminus 100 property, together with the existing mortgage loan secured by the Terminus 100 property, to a newly-formed entity, Terminus Office Holdings LLC (“TOH”), and sold 50% of TOH to institutional investors advised by J.P. Morgan Asset Management for $112.2 million. The Company recognized a gain of $37.1 million on this transaction. The Company incurred $122,000 in acquisition costs related to these transactions, which were recorded in other expense on the statements of operations. In March 2013, Terminus Venture T200 LLC, an affiliate of TOH, closed a new mortgage loan on the Terminus 200 property in the amount of $82.0 million, and the Company received a distribution of $39.2 million from TOH as a result. The Company accounts for its interest in TOH under the equity method because both partners have the ability to participate in and approve major decisions of the venture and, therefore, have substantive participating rights in the venture.
Concurrently, the Company purchased Post Oak Central, a 1.3 million square foot, Class-A office complex in the Galleria district of Houston, Texas for $230.9 million, net of rent credits, from an affiliate of J.P. Morgan Asset Management. The Company incurred $373,000 in acquisition costs related to this purchase, which were recorded in other expense on the statements of operations.

The following tables summarize preliminary allocations of the estimated fair values of the assets and liabilities of Terminus 200 and Post Oak Central acquired in this series of transactions (in thousands):

	Post Oak Central	Terminus 200
Tangible assets:
Land and improvements	$88,406	$25,040
Building	118,470	101,472
Tenant improvements	10,877	17,600
Other assets	—	101
Deferred rents receivable	—	44
Tangible assets	217,753	144,257

Intangible assets:
Above-market leases	995	1,512
In-place leases	26,968	14,355
Total intangible assets	27,963	15,867

Intangible Liabilities:
Below-market leases	(14,792)	(9,273)

Total net assets acquired	$230,924	$150,851
The following supplemental pro forma information is presented for the three months ended March 31, 2013 and March 31, 2012, respectively. The pro forma information is based upon the Company's historical consolidated statements of operations, adjusted as if the Post Oak Central and Terminus transactions discussed above had occurred at the beginning of each of the periods presented. The supplemental pro forma information is not necessarily indicative of future results or of actual results that would have been achieved had the transactions been consummated at the beginning of each period.

	Three Months Ended March 31,
	2013	2012
	(in thousands, except per share amounts)
Revenues	$42,479	$37,001
Income (loss) from continuing operations	57,585	(1,072)
Net income (loss)	57,594	(10,735)
Net income (loss) available to common stockholders	53,860	(12,493)
Per share information:
Basic	$0.52	$(0.12)
Diluted	$0.52	$(0.12)
Subsequent Event
In April 2013, consistent with the Company's strategy, the Company acquired 816 Congress Avenue, a 434,000 square feet Class-A office property located in the central business district of Austin, Texas. The purchase price for this property, net of rent credits, was $102.4 million.
8. OTHER ASSETS
Other assets on the balance sheets as of March 31, 2013 and December 31, 2012 included the following (in thousands):

	March 31, 2013	December 31, 2012
Lease inducements, net of accumulated amortization of $3,373 and $4,718 in 2013 and 2012, respectively	$10,194	$11,089
FF&E and leasehold improvements, net of accumulated depreciation of $19,070 and $18,877 in 2013 and 2012, respectively	4,912	4,814
Prepaid expenses and other assets	4,460	2,044
Predevelopment costs and earnest money	4,238	3,284
Loan closing costs, net of accumulated amortization of $2,285 and $2,624 in 2013 and 2012, respectively	3,185	3,704
Intangible Assets:
In-place leases, net of accumulated amortization of $7,640 and $5,729 in 2013 and 2012, respectively	46,695	21,637
Above market leases, net of accumulated amortization of $9,727 and $9,424 in 2013 and 2012, respectively	7,584	6,892
Goodwill	4,147	4,751
	$85,415	$58,215

Goodwill relates entirely to the office reportable segment. As office assets are sold, either by the Company or by joint ventures in which the Company has an ownership interest, goodwill is reduced. The following is a summary of goodwill activity for the three months ended March 31, 2013 and March 31, 2012 (in thousands):

	Three Months Ended March 31,
	2013	2012
Beginning balance	$4,751	$5,155
Allocated to property sales	(604)	—
Ending balance	$4,147	$5,155
9. NONCONTROLLING INTERESTS
The Company consolidates various joint ventures that are involved in the ownership and/or development of real estate. The following table details the components of redeemable noncontrolling interests in consolidated entities for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31,
	2013	2012

Beginning Balance	$—	$2,763
Net income (loss) attributable to redeemable noncontrolling interests	30	(2,040)
Distributions to redeemable noncontrolling interests	(30)	(428)
Ending Balance	$—	$295
The following reconciles the net income or loss attributable to nonredeemable noncontrolling interests as shown in the statements of equity to the net income or loss attributable to noncontrolling interests as shown in the statements of operations, which includes both redeemable and nonredeemable interests, for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31,
	2013	2012
Net income attributable to nonredeemable noncontrolling interests	$(477)	$(571)
Net (income) loss attributable to redeemable noncontrolling interests	(30)	2,040
Net (income) loss	$(507)	$1,469
10. REPORTABLE SEGMENTS
The Company has five reportable segments: Office, Retail, Land, CPS Third Party Management and Leasing, and Other. These reportable segments represent an aggregation of operating segments reported to the chief operating decision maker based on similar economic characteristics that include the type of product and the nature of service. Each segment includes both consolidated operations and joint ventures, where applicable. The Office and Retail segments show the results for that product type. The Land segment includes results of operations for certain land holdings and single-family residential communities that are sold as developed lots to homebuilders. Fee income and related expenses for the third party-owned properties which are managed or leased by the Company are included in the Third Party Management and Leasing segment. In 2012, the Company sold its third party management and leasing business. The Other segment includes:

•	fee income for third party owned and joint venture properties for which the Company performs management, development and leasing services;

•	compensation for corporate employees, other than those in the Third Party Management and Leasing segment;

•	general corporate overhead costs, interest expense for consolidated and unconsolidated entities;

•	income attributable to noncontrolling interests;

•	income taxes;

•	depreciation; and

•	preferred dividends.
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
During the fourth quarter of 2012, the Company changed the format of the information presented to the chief operating decision maker about its segments and revised its presentation of the segment information included in the following tables. These changes did not result in a change in the number of reportable segments. Prior years' amounts were changed to be consistent with the current year's presentation.
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

Three Months Ended March 31, 2013	Office	Retail	Land	Third Party Management and Leasing	Other	Total
Net operating income	$21,837	$4,290	$—	$—	$43	$26,170
Sales less costs of sales	—	—	243	—	168	411
Fee income	—	—	—	74	3,580	3,654
Other income	—	—	—	—	282	282
Third party management and leasing expenses	—	—	—	(53)	—	(53)
General and administrative expenses	—	—	—	—	(6,069)	(6,069)
Reimbursed expenses	—	—	—	—	(1,910)	(1,910)
Interest expense	—	—	—	—	(6,645)	(6,645)
Other expenses	—	—	—	—	(1,152)	(1,152)
Preferred stock dividends	—	—	—	—	(3,227)	(3,227)
Funds from operations available to common stockholders	$21,837	$4,290	$243	$21	$(14,930)	11,461

Real estate depreciation and amortization, including Company's share of joint ventures						(15,320)
Gain on sale of depreciated investment properties, including Company's share of joint ventures						57,029
Net income available to common stockholders						$53,170

Three Months Ended March 31, 2012	Office	Retail	Land	Third Party Management and Leasing	Other	Total
Net operating income	$20,598	$8,658	$—	$—	$1	$29,257
Sales less costs of sales	—	—	385	—	(1)	384
Fee income	—	—	—	4,711	2,856	7,567
Other income	—	—	—	—	1,507	1,507
Third party management and leasing expenses	—	—	—	(4,301)	—	(4,301)
Separation expenses	—	—	—	—	(213)	(213)
General and administrative expenses	—	—	—	—	(6,623)	(6,623)
Reimbursed expenses	—	—	—	—	(1,375)	(1,375)
Interest expense	—	—	—	—	(7,447)	(7,447)
Other expenses	—	—	—	—	(2,041)	(2,041)
Preferred stock dividends	—	—	—	—	(3,227)	(3,227)
Funds from operations available to common stockholders	$20,598	$8,658	$385	$410	$(16,563)	13,488

Real estate depreciation and amortization, including Company's share of joint ventures						(16,553)
Impairment loss on depreciable investment property, net of amounts attributable to noncontrolling interests						(10,190)
Gain on sale of depreciated investment properties, including Company's share of joint ventures						143
Net loss available to common stockholders						$(13,112)

When reviewing the results of operations for the Company, management analyzes the following revenue and income items net of their related costs:

•	Rental property operations;

•	Land sales; and

•	Gains on sales of investment properties.

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

	Three Months Ended March 31,
	2013	2012
Net operating income	$26,170	$29,257
Sales less cost of sales	411	384
Fee income	3,654	7,567
Other income	282	1,507
Rental property operating expenses	16,297	12,225
Cost of sales	1,145	564
Net operating income in joint ventures	(6,448)	(6,269)
Sales less cost of sales in joint ventures	(10)	1
Net operating income in discontinued operations	103	(5,639)
Fee income in discontinued operations	(74)	(4,711)
Other income in discontinued operations	(19)	(234)
Gain on land sales (included in gain on investment properties)	(243)	—
Total consolidated revenues	$41,268	$34,652

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Overview:
The Company is a self-administered and self-managed real estate investment trust, or REIT. The Company's core focus is on the acquisition, development, leasing, management and ownership of top-tier urban office assets in Sunbelt markets with a particular focus on Georgia, Texas, and North Carolina. As of March 31, 2013, the Company's portfolio of real estate assets consisted of interests in 13 operating office properties containing 9.0 million square feet of office space, 16 operating retail properties containing 3.7 million square feet of retail space, and two projects (one retail and one mixed use) under active development. The Company has a comprehensive strategy in place based on a simple platform, trophy assets and opportunistic investments. This streamlined approach enables the Company to maintain a targeted, asset specific approach to investing where it seeks to leverage its development skills, relationships, market knowledge and operational expertise. The Company intends to generate returns and create value for shareholders through the further lease up of its portfolio, the execution of its development pipeline and through opportunistic investments in office, retail and mixed use projects within its core markets.
The Company made progress on its strategic goals during the first quarter of 2013 with the acquisition of a trophy asset in the Galleria submarket of Houston, Texas and the contribution of its interests in the assets at its Terminus project into a 50-50 joint venture. The Company first purchased the interest of its joint venture partner in Terminus 200, then contributed Terminus 100 and Terminus 200 to a new joint venture with institutional investors advised by J.P. Morgan Asset Management. In addition, the Company purchased Post Oak Central, a 1.3 million square foot Class-A office complex in Houston, from an affiliate of J.P. Morgan Asset Management. Post Oak Central was 92% leased upon closing of the transaction and provides the Company with a high quality asset with significant redevelopment potential in a desirable Houston sub-market, thereby increasing the Company's exposure to the Texas market.
The Company leased or renewed 567,000 square feet of office and retail space during the first quarter of 2013. The long term prospects for the Company's markets remain strong. Each of the Company's markets is projecting job growth over the next five years higher than the national average with the Texas markets projected to be the strongest. Current unemployment in the Atlanta and Charlotte markets is higher than the national average, but all other markets are lower than the nation overall. Office absorption was positive in each market with the Texas markets being the strongest. Rental rates have been stable over the past year within the Company's portfolio; the highest net rents are in Austin and the lowest are in the North Fulton sub-market of Atlanta.
Subsequent to the end of the quarter, the Company issued 16.5 million shares of common stock resulting in net proceeds to the Company of $165.1 million. The Company also purchased 816 Congress Avenue, a 434,000 square foot, Class-A office property located in the central business district of Austin, Texas. 816 Congress Avenue was 78% leased upon closing. The Company also notified holders of its 7 ¾% Series A Cumulative Redeemable Preferred Stock that it will redeem all outstanding shares in May 2013. The Company expects these subsequent events to improve the portfolio with a quality asset in Texas and to improve the financial condition of the Company by reducing leverage, fixed charges and the level of preferred stock in its capital structure.
Results of Operations
Rental Property Revenues
Rental property revenues increased $6.6 million (22%) in the three month 2013 period compared to the 2012 period due to:

•	Increase of $4.9 million due to the acquisition of Post Oak Central in 2013;

•	Decrease of $3.4 million due to the sale of 50% of the Company's interest in Terminus 100 in the first quarter of 2013;

•	Increase of $2.9 million due to the acquisition of 2100 Ross in the third quarter of 2012;

•
Increase of $759,000 and $544,000 at 191 Peachtree Tower and Promenade, respectively, as a result of increases in weighted average occupancy and, at 191 Peachtree Tower, an increase in recovery income due to higher operating expenses; and

•	Increase of $502,000 at Mahan Village as a result of the commencement of operations in the third quarter of 2012.
Fee Income
Fee income increased $722,000 (25%) between the three month 2013 and 2012 periods. This increase is primarily due to an increase in reimbursed expenses on a third party development project in 2013.
Other Income
Other income decreased $670,000 between the three month 2013 and 2012 periods. During the first quarter of 2012, the Company received, and recorded as revenue, a $1.0 million settlement payment from a former joint venture partner. In the first quarter of 2013, the Company recorded revenue from the sale of the last condominium units at 10 Terminus Place.

Rental Property Operating Expenses
Rental property operating expenses increased $4.1 million (33%) between the three month 2013 and 2012 periods primarily due to the following:

•	Increase of $2.5 million due to the acquisition of Post Oak Central in 2013;

•	Increase of $1.8 million due to the acquisition of 2100 Ross in the third quarter of 2012;

•	Decrease of $967,000 due to the sale of 50% of the Company's interest in Terminus 100 in the first quarter of 2013; and

•	Increase of $484,000 as a result of higher maintenance, security and property tax expenses at 191 Peachtree Tower.
General and Administrative Expense
General and administrative expense decreased $556,000 (8%) between the three month 2013 and 2012 periods due to the following:

•	Increase of $1.2 million in stock-based compensation expense primarily due to an increase in the Company's stock price between years;

•	Decrease of $1.1 million caused by an increase in capitalized salaries due to an increase in development activity between the periods; and

•	Decrease of $812,000 in salaries and benefits expense, excluding stock compensation expense, from a decrease in the number of employees between the periods.
Interest Expense
Interest expense decreased $1.3 million (21%) in the three month 2013 and 2012 periods due to the following:

•	Decrease of $1.1 million due to a decrease in average borrowings on the Company's Credit Facility, accompanied by a lower average interest rate;

•	Decrease of $1.1 million due to sale of 50% of the Company's interest in Terminus 100 in the first quarter of 2013; and

•	Increase of $862,000 from the mortgage note at 191 Peachtree Tower which was entered into in the first quarter of 2012.
Depreciation and Amortization
Depreciation and amortization increased $1.8 million (17%) between the three month 2013 and 2012 periods mainly due to the acquisitions of Post Oak Central in the first quarter of 2013 and 2100 Ross in the third quarter of 2012. These were partially offset by the sale of 50% of the Company's interest in Terminus 100 in the first quarter of 2013.
Income from Unconsolidated Joint Ventures
Income from unconsolidated joint ventures decreased $534,000 (24%) between the three month 2013 period compared to the same 2012 period primarily due to the Company's sale of its interest in Palisades West LLC in the fourth quarter of 2012.
Gain on Sale of Investment Properties
Gain on sale of investment properties increased $57.1 million between the three month 2013 and 2012 periods mainly due to the sale of 50% of the Company's interest in Terminus 100 and the step acquisition of Terminus 200 in the first quarter of 2013.
Discontinued Operations
Loss from discontinued operations decreased $9.7 million between the three month 2013 and 2012 periods. Included in the 2012 period was a $12.2 million impairment loss on the Avenue Collierville, a property that was sold in the second quarter of 2012. Also, the 2012 amount includes net income of $410,000 from the Company's third party management and leasing business, which it sold in the third quarter of 2012. The remainder represents operations of the other properties that the Company sold in 2012: The Avenue Forsyth, The Avenue Webb Gin, Galleria 75 and Cosmopolitan Center. Included in the 2013 amount are the operations of Inhibitex, which is held for sale at March 31, 2013.
Net Loss (Income) Attributable to Noncontrolling Interests
The Company consolidates certain entities and allocates the partner's share of those entities' results to net income or loss attributable to noncontrolling interests on the statement of operations. The noncontrolling interests' share of the Company's net income for the three month periods increased $2.0 million between the three month 2013 and 2012 periods, mainly attributable to the noncontrolling partner's share of an impairment loss taken at The Avenue Collierville in the first quarter of 2012.
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
FFO is used by industry analysts and investors as a supplemental measure of a REIT’s operating performance. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, many industry investors and analysts have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. Thus, NAREIT created FFO as a supplemental measure of REIT operating performance that excludes historical cost depreciation, among other items, from GAAP net income. The use of FFO, combined with the required primary GAAP presentations, has been fundamentally beneficial, improving the understanding of operating results of REITs among the investing public and making comparisons of REIT operating results more meaningful. Company management evaluates operating performance in part based on FFO. Additionally, the Company uses FFO, along with other measures, to assess performance in connection with evaluating and granting incentive compensation to its officers and other key employees. The reconciliation of net income (loss) available to common stockholders to FFO is as follows for the three months ended March 31, 2013 and 2012 (in thousands, except per share information):

	Three Months Ended March 31,
	2013	2012
Net Income (Loss) Available to Common Stockholders	$53,170	$(13,112)
Depreciation and amortization of real estate assets:
Consolidated properties	12,116	10,151
Discontinued properties	—	3,741
Share of unconsolidated joint ventures	3,204	2,661
Impairment loss on depreciable investment property, net of amounts attributable to noncontrolling interests	—	10,190
Gain on sale of depreciated properties:
Consolidated properties	(56,934)	(57)
Discontinued properties	(95)	(86)
Funds From Operations Available to Common Stockholders	$11,461	$13,488

Per Common Share — Basic and Diluted:
Net Income (Loss) Available	$0.51	$(0.13)
Funds From Operations	$0.11	$0.13

Weighted Average Shares — Basic	104,119	104,000
Weighted Average Shares — Diluted	104,252	104,000

Liquidity and Capital Resources
The Company’s primary liquidity sources are:

•	Net cash from operations;

•	Sales of assets;

•	Borrowings under its Credit Facility;

•	Proceeds from mortgage notes payable;

•	Proceeds from equity offerings; and

•	Joint venture formations.
The Company’s primary liquidity uses are:

•	Corporate expenses;

•	Payments of tenant improvements and other leasing costs;

•	Principal and interest payments on debt obligations;

•	Dividends to common and preferred stockholders;

•	Property acquisitions; and

•	Expenditures on predevelopment and development projects.

Financial Condition
At the beginning of 2013, the Company had $176.9 million in cash on hand as a result of the sale of non-core assets in the fourth quarter of 2012 and had no amounts outstanding under its Credit Facility. In February 2013, the Company purchased the remaining 80% interest in MSREF/ Cousins Terminus 200 LLC, repaid the mortgage loan on Terminus 200, sold 50% of Terminus 100 and Terminus 200, and purchased Post Oak Central. In March 2013, the entity formed to own Terminus 200 closed a new mortgage loan on the Terminus 200 property.
As a result of these activities, at March 31, 2013, the Company had reduced its cash on hand to $6.0 million and the amount outstanding under its Credit Facility increased to $55.0 million. In addition, the mortgage loan on Terminus 100 is no longer included in consolidated notes payable on the balance sheet since it is now a part of an unconsolidated joint venture.
Subsequent to the end of the quarter, the Company issued 16.5 million shares of common stock resulting in net proceeds to the Company of $165.1 million. The Company also purchased 816 Congress Avenue, a 434,000 square foot, Class-A office property located in the central business district of Austin, Texas. The purchase price for this building, net of rent credits, was $102.4 million. As a result of these activities and the Company's ongoing operations, as of April 30, 2013, the Company had cash on hand of $19.8 million and no amounts outstanding under its Credit Facility. On May 3, 2013, Crawford Long - CPI, LLC refinanced the mortgage note secured by the Emory University Hospital Midtown Medical Office Tower, resulting in net proceeds of $14.3 million to the Company. The Company also notified holders of its 7 ¾% Series A Cumulative Redeemable Preferred Stock that it will redeem all outstanding shares in May 2013. The Company expects to redeem this preferred stock with cash on hand and with proceeds from its Credit Facility.
Management believes that the activities discussed above will improve the overall quality and geographic diversity of its portfolio of operating properties, reduce the preferred stock component of its capital base, and increase its fixed charges coverage ratio with the reduction of preferred stock dividends.
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
Contractual Obligations and Commitments
At March 31, 2013, the Company was subject to the following contractual obligations and commitments (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 years
Contractual Obligations:
Company debt:
Unsecured Credit Facility and construction facility	$69,191	$—	$14,191	$55,000	$—
Mortgage notes payable	275,641	2,633	19,258	133,585	120,165
Interest commitments (1)	73,561	15,741	30,386	22,150	5,284
Ground leases	15,371	117	242	257	14,755
Other operating leases	525	121	284	92	28
Total contractual obligations	$434,289	$18,612	$64,361	$211,084	$140,232
Commitments:
Unfunded tenant improvements and other	24,468	24,468	—	—	—
Letters of credit	1,000	1,000	—	—	—
Performance bonds	1,250	914	336	—	—
Total commitments	$26,718	$26,382	$336	$—	$—

(1)	Interest on variable rate obligations is based on rates effective as of March 31, 2013.
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
The Company's existing mortgage debt is primarily non-recourse, fixed-rate mortgage notes secured by various real estate assets. Many of the Company's non-recourse mortgages contain covenants which, if not satisfied, could result in acceleration of the maturity of the debt. The Company expects that it will either refinance the non-recourse mortgages at maturity or repay the mortgages with proceeds from asset sales or other financings. As of March 31, 2013, the weighted average interest rate on the Company's consolidated debt was 4.53%, excluding loan amortization, and the Company's consolidated debt to undepreciated assets ratio was 26%.
Future Capital Requirements
Over the long term, management intends to actively manage its portfolio of properties and strategically sell assets to exit its non-core holdings, reposition its portfolio of income-producing assets geographically and by product type, and generate capital for future investment activities. The Company expects to continue to utilize indebtedness to fund future commitments and expects to place long-term mortgages on selected assets as well as to utilize construction facilities for some development assets, if available and under appropriate terms.
The Company may also generate capital through the issuance of securities that include common or preferred stock, warrants, debt securities or depositary shares. In March 2013, the Company filed a shelf registration statement to allow for the issuance of such securities through March 2016. In April 2013, the Company completed a common stock offering of 16.5 million shares as discussed in note 6 to consolidated financial statements. The net proceeds of the offering were $165.1 million. Management will continue to evaluate all public equity sources and select the most appropriate options as capital is required.
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
Cash Flows
The reasons for significant increases and decreases in cash flows between the periods are as follows:
Cash Flows from Operating Activities. Cash provided by operating activities decreased $8.5 million between the three month 2013 and 2012 periods due to the following:

•	Cash flows decreased $6.2 million as a result of discontinued operations;

•	Cash flows decreased $1.4 million from the payment of previously accrued severance amounts;

•	Cash flows increased $1.1 million due to a reduction in interest paid between periods; and

•
The remaining decrease in cash flows from operating activities is the result of the payment of previously accrued corporate and property expenses and current period rent collected in the fourth quarter of 2012.

Cash Flows from Investing Activities. Cash flows provided by investing activities decreased $156.7 million between the three month 2013 and 2012 periods due to the following:

•
Cash flows increased $112.7 million from proceeds from the sales of investment properties. In the 2013 period, the Company effectively sold 50% of its interest in Terminus 100 to a third party and continued to sell non-core land parcels;

•
Cash flows decreased $287.8 million in property acquisition, development and tenant asset expenditures due to the acquisition of Post Oak Central in 2013, partially offset by a decrease in development expenditures between the periods;

•	Cash flows decreased $4.5 million due mainly to the Company's investment in the Terminus Office Holdings joint venture, which was formed in 2013;

•	Cash flows increased $15.5 million from distributions from unconsolidated joint ventures due mainly to a distribution from the Terminus Office Holdings joint venture; and

•
Cash flows decreased $1.6 million due to restricted cash. Under the loan agreement for The ACS Center, cash reserves are required to fund tenant improvement costs. In the 2013 period, $764,000 of additional funds were required related to real estate tax escrows as compared to $807,000 funds being released related to tenant improvement costs in the same 2012 period.

Cash Flows from Financing Activities. Cash flows used in financing activities decreased $4.9 million between the three month 2013 and 2012 periods due to the following:

•
Cash flows from the Credit Facility increased $166.3 million due to the paydown of the credit facility in 2012 with the proceeds from the 191 Peachtree Tower mortgage note payable and due to borrowings in 2013 for the acquisition of Post Oak Central;

•	Cash flows from notes payable decreased $174.9 million from the 191 Peachtree Tower mortgage note payable in 2012 and from the repayment of the Terminus 100 mortgage note payable in 2013; and

•	Cash flows increased $3.4 million from the payment of loan issuance costs related to the 191 Peachtree Tower mortgage in 2012.

Capital Expenditures. The Company incurs costs related to its real estate assets that include acquisition of undeveloped land, development and construction of new properties, redevelopment of existing properties, leasing costs for tenants, and ongoing property repairs and maintenance. In addition, the Company may purchase existing operating properties.
Capital expenditures for other types of consolidated real estate assets, mainly office and retail assets the Company develops or acquires and then holds and operates, are included in the property acquisition, development and tenant asset expenditures line item within investing activities on the statements of cash flows. Amounts accrued are removed from the table below (accrued capital adjustment) to show the components of these costs on a cash basis. Components of costs included in this line item for the three months ended March 31, 2013 and 2012 are as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Acquisition of property	$283,528	$—
Development	545	3,510
Operating — building improvements	5,559	195
Operating — leasing costs	3,060	2,303
Capitalized interest	18	102
Capitalized personnel costs	392	373
Accrued capital adjustment	2,687	1,556
Total property acquisition and development expenditures	$295,789	$8,039
Capital expenditures increased in 2013 mainly due to the acquisitions of Post Oak Central and the remaining interest in Terminus 200 in the first quarter of 2013 and to building improvements at 191 Peachtree Tower, 2100 Ross, Promenade and Post Oak Central. 2100 Ross, Promenade and Post Oak Central are undergoing renovations. This increase was partially offset by a decrease in development expenditures. Tenant improvements and leasing costs, as well as related capitalized personnel costs, are a function of the number and size of newly executed leases or renewals of existing leases. The amount of tenant improvement and leasing costs on a per square foot basis varies by lease and by market. Tenant improvement and leasing costs per square foot have increased during recent periods, but amounts have stabilized overall and are decreasing in some of the Company's markets. Given the level of expected leasing and renewal activity, in future periods management expects tenant improvements and leasing costs to remain consistent with or greater than that experienced in 2013.
Dividends. The Company paid cash common and preferred dividends of $7.9 million in each of the three month 2013 and 2012 periods, which it funded with cash provided by operating activities. The Company expects to fund its quarterly distributions to common and preferred stockholders with cash provided by operating activities.
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
Off Balance Sheet Arrangements
General. The Company has a number of off balance sheet joint ventures with varying structures, as described in note 5 of the Company's Annual Report on Form 10-K. Most of the joint ventures in which the Company has an interest are involved in the ownership, acquisition and/or development of real estate. A venture will fund capital requirements or operational needs with cash from operations or financing proceeds, if possible. If additional capital is deemed necessary, a venture may request a contribution from the partners, and the Company will evaluate such request.
Debt. At March 31, 2013, the Company’s unconsolidated joint ventures had aggregate outstanding indebtedness to third parties of $534.3 million. These loans are generally mortgage or construction loans, most of which are non-recourse to the Company, except as described in the paragraphs below. In addition, in certain instances, the Company provides “non-recourse carve-out guarantees” on these non-recourse loans. Certain of these loans have variable interest rates, which creates exposure to the ventures in the form of market risk from interest rate changes. At March 31, 2013, $40.6 million of the loans at unconsolidated joint ventures were recourse to the Company.
CF Murfreesboro Associates, of which the Company owns 50%, has a $97.5 million facility that matures on December 31, 2013, and $93.2 million was drawn at March 31, 2013. The Company has a $26.2 million repayment guarantee on the loan.
The Company guarantees 25% of two of the four outstanding loans at the Cousins Watkins LLC joint venture, which owns four retail shopping centers. The loans have a total capacity of $16.3 million, of which the Company guarantees 25% of the outstanding balance. At March 31, 2013, the Company guaranteed $2.9 million, based on current amounts outstanding under these loans. These guarantees may be reduced or eliminated based on achievement of certain criteria.
The Company guarantees repayment of $11.5 million of the EP I construction loan, which has a maximum available of $61.1 million. This guarantee may be reduced and/or eliminated based on the achievement of certain criteria.
Bonds. The unconsolidated joint ventures also had performance bonds of $115,000 at March 31, 2013, which the Company guarantees through an indemnity agreement with the bond issuer. These performance bonds relate to construction projects at the retail center owned by CF Murfreesboro.
Critical Accounting Policies
There have been no material changes in the Company's critical accounting policies from those disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2012.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
In February 2013, the Company effectively sold 50% of its interest in Terminus 100 to a third party. Based upon the ownership and management structure of the joint venture that owns Terminus 100 after these transactions, the Company accounts for its investment in this entity under the equity method and no longer consolidates the Terminus 100 mortgage note. Therefore, the market risk associated with Company's notes payable has changed since that disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2012. The following table outlines the market risk associated with the Company's consolidated notes payable as of March 31, 2013 ($ in thousands):

	Twelve months ended March 31,
	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value
Fixed Rate:
Principal maturities	$174	$—	$15,526	$—	$133,840	$126,101	$275,641	$296,078
Average interest rate	4.13%	—	5.66%	—	6.45%	3.9%	5.24%	—
Variable Rate:
Principal maturities	$—	$14,191	$55,000	$—	$—	$—	$69,191	$68,734
Average interest rate (1)	1.85%	—	1.7%	—	—	—	1.73%	—
(1) Interest rates on variable rate notes payable are equal to the variable rates in effect on March 31, 2013.

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

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings.
Information regarding legal proceedings is described under the subheading "Litigation" in note 4 to the unaudited condensed consolidated financial statements set forth in this Form 10-Q.
Item 1A. Risk Factors.
There has been no material change in the Company’s risk factors from those outlined in Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
For information on the Company’s equity compensation plans, see note 7 of the Company’s Annual Report on Form 10-K, and note 6 to the unaudited condensed consolidated financial statements set forth in this Form 10-Q. The Company did not make any sales of unregistered securities during the first quarter of 2013.
The Company purchased the following common shares during the first quarter of 2013:

	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)
January 1 - 31	66,907	$8.80
February 1 - 28	66,007	$9.31
March 1 - 31	50,586	$10.09
	183,500	$9.34
(1) Activity for the first quarter of 2013 related to the remittances of shares for income taxes due to restricted stock vesting and to the remittance of shares for option exercises.

Item 5.     Other Information.
On May 7, 2013, the Company held its annual meeting of shareholders. Proxies for the meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. The following matters were submitted to a vote of the shareholders:

Proposal 1 - votes regarding the election of eight directors for a term expiring in 2014 were as follows:

Name	For	Against	Abstentions	Broker Non-Votes
Tom G. Charlesworth	90,578,674	611,302	—	6,806,290
James D. Edwards	89,563,368	1,626,608	—	6,806,290
Lawrence L. Gellerstedt III	90,734,271	455,705	—	6,806,290
Lillian C. Giornelli	89,247,018	1,942,957	—	6,806,290
S. Taylor Glover	90,803,268	386,707	—	6,806,290
James H. Hance, Jr.	79,728,053	11,461,923	—	6,806,290
William Porter Payne	89,470,268	1,719,708	—	6,806,290
R. Dary Stone	90,579,600	610,376	—	6,806,290

Proposal 2 - the advisory votes on executive compensation, often referred to as “say on pay,” were as follows:

For	Against	Abstentions	Broker Non-Votes
74,781,770	16,270,943	137,257	6,806,295

Proposal 3 - votes on a proposal to ratify the appointment of Deloitte & Touche LLP as the Company's independent registered public accounting firm for the fiscal year ending December 31, 2013 were as follows:

For	Against	Abstentions
96,947,971	1,020,359	27,936

Item 6. Exhibits.

2.1
Membership Interest Purchase Agreement between 3280 Peachtree III LLC and MSREF VII Global U.S. Holdings (FRC), L.L.C., dated December 7, 2012, filed as Exhibit 2.1 to the Registrant's Form 8-K/A filed on March 26, 2013, and incorporated herein by reference. (Schedules and exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.)

2.2
First Amendment to Membership Interest Purchase Agreement between 3280 Peachtree III LLC and MSREF VII Global U.S. Holdings (FRC), L.L.C., dated January 30, 2013, filed as Exhibit 2.2 to the Registrant's Form 8-K/A filed on March 26, 2013, and incorporated herein by reference. (Schedules and exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.)

2.3
Sale and Contribution Agreement between Cousins Properties Incorporated, 3280 Peachtree I LLC, 3280 Peachtree III LLC and Terminus Acquisition Company LLC, dated February 4, 2013, filed as Exhibit 2.3 to the Registrant's Form 8-K/A filed on March 26, 2013, and incorporated herein by reference. (Schedules and exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.)

2.4
Purchase and Sale Agreement (Post Oak Central) between Crescent POC Investors, L.P. and Cousins POC I LLC, dated February 4, 2013, filed as Exhibit 2.4 to the Registrant's Form 8-K/A filed on March 26, 2013, and incorporated herein by reference. (Schedules and exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.)

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

3.2		Bylaws of the Registrant, as amended and restated December 4, 2012, filed as Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on December 7, 2012, and incorporated herein by reference.

11.0	*	Computation of Per Share Earnings.

31.1	†	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	†	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	†	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	†	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	†
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

*	Data required by ASC 260, “Earnings per Share,” is provided in note 2 to the condensed consolidated financial statements included in this report.
†	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COUSINS PROPERTIES INCORPORATED
/s/ Gregg D. Adzema
Gregg D. Adzema
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)
Date: May 8, 2013