Form 10-Q
period 2013-06-30
COUSINS PROPERTIES INC
filed 2013-07-29
CIK 25232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 26, 2013
Common Stock, $1 par value per share	120,687,641 shares

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
The forward-looking statements are based upon management's beliefs, assumptions and expectations of the Company's future performance, taking into account information currently available. These beliefs, assumptions and expectations may change as a result of possible events or factors, not all of which are known. If a change occurs, the Company's business, financial condition, liquidity and results of operations may vary materially from those expressed in forward-looking statements. Actual results may vary from forward-looking statements due to, but not limited to, the following:

•	the availability and terms of capital and financing;

•	the ability to refinance indebtedness as it matures;

•	the failure of purchase, sale or other contracts to ultimately close;

•	the potential dilutive effect of common stock offerings;

•	the availability of buyers and adequate pricing with respect to the disposition of assets;

•	risks and uncertainties related to national and local economic conditions, the real estate industry in general and the commercial real estate markets in particular;

•	market conditions and changes to the Company's strategy with regard to land and other non-core holdings that require impairment losses to be recognized;

•	the effects of the sale of the Company's third party management business;

•	leasing risks, including the ability to obtain new tenants or renew expiring tenants, and the ability to lease newly developed, recently acquired or current vacant space;

•	the financial condition of existing tenants;

•	volatility in interest rates and insurance rates;

•	the availability of sufficient investment opportunities;

•	competition from other developers or investors;

•	the risks associated with real estate developments and acquisitions (such as construction delays, cost overruns and leasing risk);

•	the loss of key personnel;

•	the potential liability for uninsured losses, condemnation or environmental issues;

•	the potential liability for a failure to meet regulatory requirements;

•	the financial condition and liquidity of, or disputes with, joint venture partners;

•	any failure to comply with debt covenants under credit agreements; and

•	any failure to continue to qualify for taxation as a real estate investment trust.
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

PART I — FINANCIAL INFORMATION
Item 1.    Financial Statements.
COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share and per share amounts)

	June 30, 2013	December 31, 2012
	(unaudited)
ASSETS
PROPERTIES:
Operating properties, net of accumulated depreciation of $221,331 and $255,128 in 2013 and 2012, respectively	$838,826	$669,652
Projects under development, net of accumulated depreciation of $-0- and $183 in 2013 and 2012, respectively	5,819	25,209
Land held	38,039	42,187
Other	—	151
Total properties	882,684	737,199
OPERATING PROPERTIES AND RELATED ASSETS HELD FOR SALE, net of accumulated depreciation of $12,139 and $2,947 in 2013 and 2012, respectively	51,301	1,866
CASH AND CASH EQUIVALENTS	4,925	176,892
RESTRICTED CASH	3,230	2,852
NOTES AND ACCOUNTS RECEIVABLE, net of allowance for doubtful accounts of $1,700 and $1,743 in 2013 and 2012, respectively	8,539	9,972
DEFERRED RENTS RECEIVABLE	34,707	39,378
INVESTMENT IN UNCONSOLIDATED JOINT VENTURES	127,948	97,868
OTHER ASSETS	87,454	58,215
TOTAL ASSETS	$1,200,788	$1,124,242
LIABILITIES AND EQUITY
NOTES PAYABLE	$340,374	$425,410
ACCOUNTS PAYABLE AND ACCRUED EXPENSES	34,433	34,751
DEFERRED INCOME	25,785	11,888
OTHER LIABILITIES	26,582	9,240
TOTAL LIABILITIES	427,174	481,289
STOCKHOLDERS’ INVESTMENT:
Preferred stock, 20,000,000 shares authorized, $1 par value:
7.75% Series A cumulative redeemable preferred stock, $25 liquidation preference; -0- and 2,993,090 shares issued and outstanding in 2013 and 2012, respectively	—	74,827
7.50% Series B cumulative redeemable preferred stock, $25 liquidation preference; 3,791,000 shares issued and outstanding in 2013 and 2012	94,775	94,775
Common stock, $1 par value, 250,000,000 shares authorized, 124,257,723 and 107,660,080 shares issued in 2013 and 2012, respectively	124,258	107,660
Additional paid-in capital	825,777	690,024
Treasury stock at cost, 3,570,082 shares in 2013 and 2012	(86,840)	(86,840)
Distributions in excess of cumulative net income	(206,995)	(260,104)
TOTAL STOCKHOLDERS’ INVESTMENT	750,975	620,342
Nonredeemable noncontrolling interests	22,639	22,611
TOTAL EQUITY	773,614	642,953
TOTAL LIABILITIES AND EQUITY	$1,200,788	$1,124,242

See accompanying notes.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
REVENUES:
Rental property revenues	$38,729	$28,922	$73,477	$57,221
Fee income	2,931	2,786	6,511	5,642
Land sales	433	535	1,396	1,484
Other	2,065	253	2,668	1,526
	44,158	32,496	84,052	65,873
COSTS AND EXPENSES:
Rental property operating expenses	18,576	12,521	34,406	24,370
Reimbursed expenses	1,359	1,357	3,268	2,732
Land cost of sales	433	416	1,396	980
General and administrative expenses	4,552	5,644	10,622	12,267
Interest expense	4,241	5,875	9,176	12,143
Depreciation and amortization	15,450	9,783	27,240	19,796
Separation expenses	—	79	—	292
Other	631	566	1,358	1,246
	45,242	36,241	87,466	73,826
LOSS ON EXTINGUISHMENT OF DEBT	—	—	—	(94)
LOSS FROM CONTINUING OPERATIONS BEFORE TAXES, UNCONSOLIDATED JOINT VENTURES AND SALE OF INVESTMENT PROPERTIES	(1,084)	(3,745)	(3,414)	(8,047)
PROVISION FOR INCOME TAXES FROM OPERATIONS	(1)	(33)	(2)	(60)
INCOME FROM UNCONSOLIDATED JOINT VENTURES	1,132	9,762	2,784	11,948
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE GAIN ON SALE OF INVESTMENT PROPERTIES	47	5,984	(632)	3,841
GAIN ON SALE OF INVESTMENT PROPERTIES	406	29	57,583	86
INCOME FROM CONTINUING OPERATIONS	453	6,013	56,951	3,927
INCOME (LOSS) FROM DISCONTINUED OPERATIONS:
Income (loss) from discontinued operations	280	3,543	593	(5,811)
Gain on sale of investment properties	86	674	181	760
	366	4,217	774	(5,051)
NET INCOME (LOSS)	819	10,230	57,725	(1,124)
NET (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(515)	(602)	(1,022)	867
NET INCOME (LOSS) ATTRIBUTABLE TO CONTROLLING INTEREST	304	9,628	56,703	(257)
PREFERRED SHARE ORIGINAL ISSUANCE COSTS	(2,656)	—	(2,656)	—
DIVIDENDS TO PREFERRED STOCKHOLDERS	(3,227)	(3,227)	(6,454)	(6,454)
NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	$(5,579)	$6,401	$47,593	$(6,711)
PER COMMON SHARE INFORMATION — BASIC AND DILUTED:
Income (loss) from continuing operations attributable to controlling interest	$(0.05)	$0.02	$0.42	$(0.01)
Income (loss) from discontinued operations	—	0.04	0.01	(0.05)
Net income (loss) available to common stockholders	$(0.05)	$0.06	$0.43	$(0.06)
WEIGHTED AVERAGE SHARES — BASIC	118,661	104,165	111,430	104,082
WEIGHTED AVERAGE SHARES — DILUTED	118,661	104,165	111,593	104,082
DIVIDENDS PER COMMON SHARE	$0.045	$0.045	$0.09	$0.09

See accompanying notes.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
Six Months Ended June 30, 2013 and 2012
(unaudited, in thousands)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Treasury Stock	Distributions in Excess of Net Income	Stockholders’ Investment	Nonredeemable Noncontrolling Interests	Total Equity
Balance December 31, 2012	$169,602	$107,660	$690,024	$(86,840)	$(260,104)	$620,342	$22,611	$642,953
Net income	—	—	—	—	56,703	56,703	970	57,673
Common stock issued pursuant to:
Director stock grants		50	494	—	—	544	—	544
Stock option exercises		22	(143)	—	—	(121)	—	(121)
Common stock offering, net of issuance costs	—	16,507	148,593	—	—	165,100	—	165,100
Restricted stock grants, net of amounts withheld for income taxes	—	30	(1,209)	—	—	(1,179)	—	(1,179)
Amortization of stock options and restricted stock, net of forfeitures	—	(11)	998	—	—	987	—	987
Distributions to noncontrolling interests	—	—	—	—	—	—	(942)	(942)
Redemption of preferred shares	(74,827)	—	(12,980)	—	12,980	(74,827)	—	(74,827)
Cash preferred dividends paid	—	—	—	—	(6,454)	(6,454)	—	(6,454)
Cash common dividends paid	—	—	—	—	(10,120)	(10,120)	—	(10,120)
Balance June 30, 2013	$94,775	$124,258	$825,777	$(86,840)	$(206,995)	$750,975	$22,639	$773,614

Balance December 31, 2011	$169,602	$107,272	$687,835	$(86,840)	$(274,177)	$603,692	$33,703	$637,395
Net income (loss)	—	—	—	—	(257)	(257)	1,157	900
Common stock issued pursuant to:
Director stock grants	—	72	468	—	—	540	—	540
Restricted stock grants, net of amounts withheld for income taxes	—	448	(617)	—	—	(169)	—	(169)
Amortization of stock options and restricted stock, net of forfeitures	—	(7)	1,217	—	—	1,210	—	1,210
Distributions to noncontrolling interests	—	—	—	—	—	—	(1,152)	(1,152)
Cash preferred dividends paid	—	—	—	—	(6,454)	(6,454)	—	(6,454)
Cash common dividends paid	—	—	—	—	(9,373)	(9,373)	—	(9,373)
Balance June 30, 2012	$169,602	$107,785	$688,903	$(86,840)	$(290,261)	$589,189	$33,708	$622,897
See accompanying notes.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$57,725	$(1,124)
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of investment properties, including discontinued operations	(57,764)	(846)
Loss on extinguishment of debt	—	94
Impairment loss included in discontinued operations	—	12,233
Depreciation and amortization, including discontinued operations	27,113	27,006
Amortization of deferred financing costs	524	512
Amortization of stock options and restricted stock, net of forfeitures	987	1,210
Effect of certain non-cash adjustments to rental revenues	(2,673)	(2,108)
Income from unconsolidated joint ventures	(2,784)	(11,948)
Operating distributions from unconsolidated joint ventures	2,942	9,857
Land and multi-family cost of sales, net of closing costs paid	904	1,057
Land and multi-family acquisition and development expenditures	—	(46)
Changes in other operating assets and liabilities:
Change in other receivables and other assets, net	(1,511)	(1,759)
Change in operating liabilities	(4,295)	1,092
Net cash provided by operating activities	21,168	35,230
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from investment property sales	116,006	63,236
Property acquisition, development and tenant asset expenditures	(410,807)	(18,558)
Investment in unconsolidated joint ventures	(98)	(6,235)
Distributions from unconsolidated joint ventures	54,116	25,188
Collection of notes receivable	681	821
Change in notes receivable and other assets	(1,930)	(1,866)
Change in restricted cash	(378)	12
Net cash provided by (used in) investing activities	(242,410)	62,598
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facility	174,925	273,100
Repayment of credit facility	(123,925)	(430,850)
Proceeds from other notes payable	1,292	105,949
Repayment of notes payable	(75,722)	(26,620)
Payment of loan issuance costs	—	(3,419)
Common stock issued, net of issuance costs	165,100	—
Redemption of preferred shares	(74,827)	—
Common dividends paid	(10,120)	(9,373)
Preferred dividends paid	(6,454)	(6,454)
Distributions to noncontrolling interests	(994)	(2,010)
Net cash provided by (used in) financing activities	49,275	(99,677)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(171,967)	(1,849)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	176,892	4,858
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,925	$3,009
INTEREST PAID, NET OF AMOUNTS CAPITALIZED	$9,719	$11,853
SIGNIFICANT NON-CASH TRANSACTIONS:
Transfer from operating properties to operating properties and related assets held for sale	$49,435	$—
Transfer from projects under development to operating properties	25,629	—
Transfer from other assets to projects under development	3,062	—

See accompanying notes.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)
1. BASIS OF PRESENTATION
The consolidated financial statements included herein include the accounts of Cousins Properties Incorporated (“Cousins”) and its consolidated subsidiaries, including Cousins Real Estate Corporation and its subsidiaries (“CREC”). All of the entities included in the consolidated financial statements are hereinafter referred to collectively as the “Company.”
The Company develops, acquires, leases, manages and owns primarily Class-A office and retail real estate properties. Cousins has elected to be taxed as a real estate investment trust (“REIT”) and intends to, among other things, distribute 90% of its net taxable income to stockholders, thereby eliminating any liability for federal income taxes under current law. Therefore, the results included herein do not include a federal income tax provision for Cousins. CREC operates as a taxable REIT subsidiary and is taxed separately from Cousins as a C-Corporation. Accordingly, if applicable, the consolidated statements of operations include a provision for, or benefit from, CREC's income taxes.
The condensed consolidated financial statements are unaudited and were prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, these financial statements reflect all adjustments necessary (which adjustments are of a normal and recurring nature) for the fair presentation of the Company's financial position as of June 30, 2013 and the results of operations for the three and six months ended June 30, 2013 and 2012. The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of results expected for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012. The accounting policies employed are substantially the same as those shown in note 2 to the consolidated financial statements included in such Form 10-K.
For the three and six months ended June 30, 2013 and 2012, there were no items of other comprehensive income. Therefore, the Company did not present a statement of comprehensive income.
2. EARNINGS PER SHARE
Net income (loss) per share-basic is calculated as net income (loss) available to common stockholders divided by the weighted average number of common shares outstanding during the period, including nonvested restricted stock which has nonforfeitable dividend rights. Net income (loss) per share-diluted is calculated as net income (loss) available to common stockholders divided by the diluted weighted average number of common shares outstanding during the period. Diluted weighted average number of common shares uses the same weighted average share number as in the basic calculation and adds the potential dilution, if any, that would occur if stock options (or any other contracts to issue common stock) were exercised and resulted in additional common shares outstanding, calculated using the treasury stock method. Weighted average shares-basic and diluted for the three and six months ended June 30, 2013 and 2012 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Weighted average shares — basic	118,661	104,165	111,430	104,082
Dilutive potential common shares — stock options	—	—	163	—
Weighted average shares — diluted	118,661	104,165	111,593	104,082
Weighted average anti-dilutive stock options	2,942	4,953	3,129	4,953
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

3. NOTES PAYABLE
The following table summarizes the terms and amounts of the Company’s notes payable at June 30, 2013 and December 31, 2012 ($ in thousands):

Description	Interest Rate	Maturity	June 30, 2013	December 31, 2012
The American Cancer Society Center mortgage note	6.45%	2017	$133,479	$134,243
191 Peachtree Tower mortgage note (interest only until May 1, 2016)	3.35%	2018	100,000	100,000
Credit Facility, unsecured	1.69%	2016	51,000	—
Meridian Mark Plaza mortgage note	6.00%	2020	26,006	26,194
The Points at Waterview mortgage note	5.66%	2016	15,399	15,651
Mahan Village construction facility	1.84%	2014	14,316	13,027
Callaway Gardens	4.13%	2013	174	172
Terminus 100 mortgage note	5.25%	2023	—	136,123
			$340,374	$425,410

In February 2013, the Company effectively sold 50% of its interest in Terminus 100 to a third party. Based upon the ownership and management structure of the joint venture that owns Terminus 100 after this transaction, the Company accounts for its investment in this entity under the equity method. Therefore, the Terminus 100 mortgage note is no longer consolidated. See note 7 for further details.
Fair Value
At June 30, 2013 and December 31, 2012, the aggregate estimated fair values of the Company's notes payable were $359.6 million and $456.0 million, respectively, calculated by discounting contractual cash flows at estimated rates at which similar loans could have been obtained at those respective dates. The estimate of the current market rate, which is the most significant input in the discounted cash flow calculation, is intended to replicate debt of similar maturity and loan-to-value relationship. These fair value calculations are considered to be Level 2 under the guidelines as set forth in ASC 820 as the Company utilizes market rates for similar type loans from third party brokers.
Other Information
For the three and six months ended June 30, 2013 and 2012, interest expense was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Total interest incurred	$4,298	$6,364	$9,334	$13,058
Interest capitalized	(57)	(489)	(158)	(915)
Total interest expense	$4,241	$5,875	$9,176	$12,143
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

4. COMMITMENTS AND CONTIGENCIES

Commitments
At June 30, 2013, the Company had outstanding letters of credit and performance bonds totaling $2.2 million. At June 30, 2013, the Company had estimated development commitments of $120.3 million. As a lessor, the Company has $26.8 million in future obligations under leases to fund tenant improvements as of June 30, 2013. As a lessee, the Company has future obligations under ground and office leases of approximately $146.1 million at June 30, 2013.
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

5. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES
The Company describes its investments in unconsolidated joint ventures in note 5 of notes to consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2012. The following table summarizes balance sheet data of the Company's unconsolidated joint ventures as of June 30, 2013 and December 31, 2012 (in thousands):

	Total Assets		Total Debt		Total Equity		Company’s Investment
SUMMARY OF FINANCIAL POSITION:	2013	2012	2013	2012	2013	2012	2013		2012
Terminus Office Holdings LLC (1)	$298,241	$—	$217,046	$—	$68,280	$—	$34,992		$—
EP I LLC	89,604	83,235	55,482	43,515	31,902	32,611	27,321		27,864
Cousins Watkins LLC	53,133	54,285	27,990	28,244	24,206	25,259	16,944		16,692
CF Murfreesboro Associates	118,167	121,451	91,854	94,540	24,878	25,411	14,283		14,571
CP Venture Five LLC	281,447	286,647	35,096	35,417	238,305	243,563	13,584		13,884
Charlotte Gateway Village, LLC	138,078	140,384	60,452	68,242	75,536	70,917	10,282		10,299
Temco Associates, LLC	8,547	8,409	—	—	8,224	8,233	4,079		4,095
CL Realty, L.L.C.	7,797	7,549	—	—	7,598	7,155	3,786		3,579
CP Venture Two LLC	93,518	96,345	—	—	92,103	94,819	2,614		2,894
MSREF/ Cousins Terminus 200 LLC (1)	—	95,520	—	74,340	—	19,659	—		3,930
Wildwood Associates	21,157	21,176	—	—	21,088	21,173	(1,705)	*	(1,664)	*
Crawford Long - CPI, LLC	34,133	32,818	75,000	46,496	(42,832)	(15,129)	(20,302)	*	(6,407)	*
Other	2,146	2,194	—	—	1,838	1,844	63		60
	$1,145,968	$950,013	$562,920	$390,794	$551,126	$535,515	$105,941		$89,797
*Negative balances are included in deferred income on the balance sheets.
(1) See note 7 for further discussion of the transactions affecting these entities.

The following table summarizes statement of operations information of the Company's unconsolidated joint ventures for the six months ended June 30, 2013 and 2012 (in thousands):

	Total Revenues		Net Income (Loss)		Company's Share of Income (Loss)
SUMMARY OF OPERATIONS:	2013	2012	2013	2012	2013	2012
Terminus Office Holdings LLC (1)	$14,616	$—	$29	$—	$14	$—
EP I LLC	2,988	110	(695)	(1)	(521)	(1)
Cousins Watkins LLC	2,595	3,120	46	(18)	1,159	1,219
CF Murfreesboro Associates	6,576	6,612	(507)	138	(379)	(66)
CP Venture Five LLC	15,140	15,097	2,193	1,758	558	508
Charlotte Gateway Village, LLC	16,815	16,477	5,224	4,733	588	588
Temco Associates, LLC	206	500	18	(123)	(15)	(265)
CL Realty, L.L.C.	373	1,997	216	736	206	53
CP Venture Two LLC	9,741	9,695	5,386	4,898	556	507
MSREF/ Cousins Terminus 200 LLC (1)	1,278	6,105	(161)	(704)	(28)	(141)
Wildwood Associates	—	—	(84)	(81)	(42)	(40)
Crawford Long - CPI, LLC	5,873	5,850	1,382	1,247	686	620
Palisades West LLC	—	8,192	(28)	2,885	—	1,381
Ten Peachtree Place Associates	—	2,487	—	20,897	—	7,831
Other	1,268	24	(140)	(119)	2	(246)
	$77,469	$76,266	$12,879	$36,246	$2,784	$11,948
(1) See note 7 for further discussion of the transactions affecting these entities.
In the second quarter of 2013, Crawford Long-CPI, LLC refinanced its mortgage debt which was scheduled to mature in June 2013. The new loan, a $75 million 3.5% fixed rate mortgage note, matures in 2023. Upon closing of the new mortgage note, the Company received a distribution of $14.3 million from the joint venture as a result of the financing.
In the second quarter of 2013, CF Murfreesboro Associates entered into a contract to sell The Avenue Murfreesboro, the venture's only asset. The Company expects to receive a distribution from the sale in the second half of 2013 in an amount that exceeds its basis in the venture.

6. EQUITY AND STOCK-BASED COMPENSATION
The Company has several types of stock-based compensation - stock options, restricted stock, long-term incentive awards and restricted stock units (“RSUs”) - which are described in note 7 of notes to consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2012. The expense related to certain stock-based compensation awards is fixed. The expense related to other awards fluctuates from period to period dependent, in part, on the Company's stock price and performance relative to the performance of certain other real estate companies. The Company recorded stock-based compensation expense, net of forfeitures, of $862,000 and $619,000 for the three months ended June 30, 2013 and 2012, respectively, and $3.6 million and $2.0 million for the six months ended June 30, 2013 and 2012, respectively.
The Company made restricted stock grants in 2013 of 159,782 shares to key employees, which vest ratably over a three-year period. In addition, the Company awarded two types of RSUs to key employees based on the following market and performance metrics, respectively: (1) Total Stockholder Return of the Company, as defined, as compared to the companies in the SNL US REIT Office index (“SNL RSUs”), and (2) the ratio of cumulative funds from operations per share to targeted cumulative funds from operations per share (“FFO RSUs”) as defined in the plan. The performance period for both awards is January 1, 2013 to December 31, 2015, and the targeted units awarded of SNL RSUs and FFO RSUs is 124,992 and 65,347, respectively. The ultimate payout of these awards can range from 0% to 200% of the targeted number of units depending on the achievement of the market and performance metrics described above. Both of these types of RSUs cliff vest on January 30, 2016 and are dependent upon the attainment of required service, market and performance criteria. The number of RSUs vesting will be determined at that date, and the payout per unit will be equal to the average closing price on each trading day during the 30-day period ending on December 31, 2015. The SNL RSUs are valued at each reporting date using a Monte Carlo valuation method. The FFO RSUs are valued at each reporting date based on the fair market value of the Company's stock at the reporting date multiplied by the anticipated number of units to be paid based on the current estimate of the expected ratio upon vesting. The Company records expense for the SNL RSUs and the FFO RSUs each reporting period based on the values calculated and the vesting period of each award.
In April 2013, the Company issued 16.5 million shares of common stock resulting in net proceeds to the Company of $165.1 million. In May 2013, the Company redeemed all outstanding shares of its 7 3/4% Series A Cumulative Redeemable Preferred Stock, par value $1.00 per share, for $25.00 per share or $74.8 million. In connection with the redemption of Preferred Stock, the Company increased net loss available for common shareholders by $2.7 million, which represents the original issuance costs applicable to the shares redeemed. In addition, the Company reclassified these costs as well as the basis difference in the Preferred Stock repurchased by the Company in 2008 from Additional Paid-In Capital to Distributions in Excess of Net Income within the Company's statements of equity.
7. PROPERTY TRANSACTIONS

Discontinued Operations
Accounting rules require that the historical operating results of held-for-sale or sold assets which meet certain accounting rules be included in a separate section, discontinued operations, in the statements of operations for all periods presented. If the asset is sold, the related gain or loss on sale is also included in discontinued operations. In addition, assets and liabilities of held-for-sale properties, as defined, are required to be separately categorized on the balance sheet.
In the second quarter of 2013, the Company entered into a contract to sell Tiffany Springs MarketCenter and the Company, therefore, reclassified the results of operations of Tiffany Springs MarketCenter to discontinued operations and reclassified the related assets to Operating Properties and Related Assets Held for Sale on the balance sheet.
The following properties which were held-for-sale in 2013 or sold in 2012 met the criteria for discontinued operations presentation ($ in thousands):

Property	Property Type	Location	Square Feet	Sales Price
2013:
Tiffany Springs MarketCenter	Retail	Kansas City, MO	238,000	Held-for-sale
Inhibitex	Office	Atlanta, GA	51,000	Held-for-sale
2012:
The Avenue Forsyth	Retail	Atlanta, GA	524,000	$119,000
The Avenue Collierville	Retail	Memphis, TN	511,000	55,000
The Avenue Webb Gin	Retail	Atlanta, GA	322,000	59,600
Galleria 75	Office	Atlanta, GA	111,000	9,200
Cosmopolitan Center	Office	Atlanta, GA	51,000	7,000
Inhibitex	Office	Atlanta, GA	51,000	Held-for-sale
In addition, the Company sold its third party management and leasing business in 2012.  As a result, the operations of this business are presented as discontinued operations in the accompanying statements of operations.
The components of discontinued operations and the gains and losses on property sales for the three and six months ended June 30, 2013 and 2012 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Income (loss) from discontinued operations:
Rental property revenues	$1,311	$7,753	$2,687	$16,946
Fee income	3	6,029	77	10,740
Other income	—	13	—	205
Rental property operating expenses	(474)	(2,663)	(1,046)	(5,318)
Reimbursed expenses	—	(2,354)	—	(4,656)
General and administrative expenses	(27)	(2,254)	(79)	(4,253)
Depreciation and amortization	(524)	(2,967)	(1,033)	(7,210)
Impairment losses	—	—	—	(12,233)
Other expenses	(9)	(14)	(13)	(32)
Income (loss) from discontinued operations	$280	$3,543	$593	$(5,811)

Gain on sale of discontinued operations:
King Mill	$89	$88	$208	$175
Galleria 75	—	547	—	546
The Avenue Collierville	—	86	—	86
Lakeside	—	(51)	—	(51)
Other	(3)	4	(27)	4
Gain on sale of discontinued operations	$86	$674	$181	$760

816 Congress Avenue Acquisition
In April 2013, the Company acquired 816 Congress Avenue, a 435,000 square-foot Class-A office property located in the central business district of Austin, Texas. The purchase price for this property, net of rent credits, was $102.4 million. The Company incurred $342,000 in acquisition costs related to this acquisition, which were recorded in other expense in the statements of operations.
The following table summarizes the preliminary allocations of the estimated fair values of the assets and liabilities of 816 Congress Avenue (in thousands):

Tangible assets:
Land and improvements	$6,817
Building	86,391
Tenant improvements	3,500
Tangible assets	96,708

Intangible assets:
Above-market leases	89
In-place leases	8,222
Ground lease purchase option	2,403
Total intangible assets	10,714

Intangible Liabilities:
Below-market leases	(2,820)
Above-market ground lease	(1,981)
Total intangible liabilities	(4,801)

Total net assets acquired	$102,621

Post Oak Central/ Terminus Transactions
In February 2013, the Company purchased the 80% interest in MSREF/ Cousins Terminus 200 LLC it did not already own for $53.8 million and simultaneously repaid the mortgage loan secured by the Terminus 200 property in the amount of $74.6 million. The Company recognized a gain of $19.7 million on this acquisition achieved in stages. Immediately thereafter, the Company contributed its interest in the Terminus 200 property and its interest in the Terminus 100 property, together with the existing mortgage loan secured by the Terminus 100 property, to a newly-formed entity, Terminus Office Holdings LLC (“TOH”), and sold 50% of TOH to institutional investors advised by J.P. Morgan Asset Management for $112.2 million. The Company recognized a gain of $37.1 million on this transaction. In March 2013, Terminus Venture T200 LLC, an affiliate of TOH, closed a new mortgage loan on the Terminus 200 property in the amount of $82.0 million, and the Company received a distribution of $39.2 million from TOH as a result. The Company accounts for its interest in TOH under the equity method because both partners have the ability to participate in and approve major decisions of the venture and, therefore, have substantive participating rights in the venture.
Concurrently, the Company purchased Post Oak Central, a 1.3 million square-foot, Class-A office complex in the Galleria district of Houston, Texas for $230.9 million, net of rent credits, from an affiliate of J.P. Morgan Asset Management. The Company incurred $231,000 in acquisition costs related to this purchase, which were recorded in other expense on the statements of operations.
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
The following supplemental pro forma information is presented for the three and six months ended June 30, 2013 and 2012, respectively. The pro forma information is based upon the Company's historical consolidated statements of operations, adjusted as if the Post Oak Central and Terminus transactions discussed above had occurred at the beginning of each of the periods presented. The supplemental pro forma information is not necessarily indicative of future results or of actual results that would have been achieved had the transactions been consummated at the beginning of each period.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands, except per share amounts)
Revenues	$44,158	$34,845	$85,263	$70,572
Income (loss) from continuing operations	453	6,632	57,618	5,163
Net income (loss)	819	10,849	58,415	113
Net income (loss) available to common stockholders	(5,579)	7,020	48,283	(5,474)
Per share information:
Basic	$(0.05)	$0.07	$0.43	$(0.05)
Diluted	$(0.05)	$0.07	$0.43	$(0.05)
8. OTHER ASSETS
Other assets on the balance sheets as of June 30, 2013 and December 31, 2012 included the following (in thousands):

	June 30, 2013	December 31, 2012
Lease inducements, net of accumulated amortization of $3,632 and $4,718 in 2013 and 2012, respectively	$9,955	$11,089
FF&E and leasehold improvements, net of accumulated depreciation of $19,406 and $18,877 in 2013 and 2012, respectively	4,985	4,814
Prepaid expenses and other assets	6,373	2,044
Predevelopment costs and earnest money	1,881	3,284
Loan closing costs, net of accumulated amortization of $2,530 and $2,624 in 2013 and 2012, respectively	2,940	3,704
Intangible Assets:
In-place leases, net of accumulated amortization of $11,432 and $5,729 in 2013 and 2012, respectively	50,006	21,637
Above market leases, net of accumulated amortization of $10,233 and $9,424 in 2013 and 2012, respectively	7,167	6,892
Goodwill	4,147	4,751
	$87,454	$58,215

Goodwill relates entirely to the office reportable segment. As office assets are sold, either by the Company or by joint ventures in which the Company has an ownership interest, goodwill is reduced. The following is a summary of goodwill activity for the six months ended June 30, 2013 and 2012 (in thousands):

	Six Months Ended June 30,
	2013	2012
Beginning balance	$4,751	$5,155
Allocated to property sales	(604)	(116)
Ending balance	$4,147	$5,039
9. NONCONTROLLING INTERESTS
The Company consolidates various joint ventures that are involved in the ownership and/or development of real estate. The following table details the components of redeemable noncontrolling interests in consolidated entities for the six months ended June 30, 2013 and 2012 (in thousands):

	Six Months Ended June 30,
	2013	2012
Beginning balance	$—	$2,763
Net income (loss) attributable to redeemable noncontrolling interests	52	(2,024)
Distributions to redeemable noncontrolling interests	(52)	(858)
Other	—	119
Ending balance	$—	$—
The following reconciles the net income or loss attributable to nonredeemable noncontrolling interests as shown in the statements of equity to the net income or loss attributable to noncontrolling interests as shown in the statements of operations, which includes both redeemable and nonredeemable interests, for the six months ended June 30, 2013 and 2012 (in thousands):

	Six Months Ended June 30,
	2013	2012
Net income attributable to nonredeemable noncontrolling interests	$(970)	$(1,157)
Net (income) loss attributable to redeemable noncontrolling interests	(52)	2,024
Net (income) loss	(1,022)	867
10. REPORTABLE SEGMENTS
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

Three Months Ended June 30, 2013	Office	Retail	Land	Third Party Management and Leasing	Other	Total
Net operating income	$23,894	$4,303	$—	$—	$377	$28,574
Sales less costs of sales	—	—	276	—	(8)	268
Fee income	—	—	—	3	2,931	2,934
Other income	—	—	—	—	2,064	2,064
Third party management and leasing expenses	—	—	—	(27)	—	(27)
Separation expenses	—	—	—	—	—	—
General and administrative expenses	—	—	—	—	(4,552)	(4,552)
Reimbursed expenses	—	—	—	—	(1,359)	(1,359)
Interest expense	—	—	—	—	(6,573)	(6,573)
Other expenses	—	—	—	—	(1,288)	(1,288)
Preferred stock dividends and original issuance costs	—	—	—	—	(5,883)	(5,883)
Funds from operations available to common stockholders	$23,894	$4,303	$276	$(24)	$(14,291)	14,158

Real estate depreciation and amortization, including Company's share of joint ventures						(19,953)
Gain on sale of depreciated investment properties, including Company's share of joint ventures						216
Net loss available to common stockholders						$(5,579)

Three Months Ended June 30, 2012	Office	Retail	Land	Third Party Management and Leasing	Other	Total
Net operating income	$20,013	$7,415	$—	$—	$—	$27,428
Sales less costs of sales	—	—	90	—	53	143
Fee income	—	—	—	6,029	2,786	8,815
Other income	—	—	—	—	112	112
Third party management and leasing expenses	—	—	—	(4,607)	—	(4,607)
Separation expenses	—	—	—	—	(79)	(79)
General and administrative expenses	—	—	—	—	(5,646)	(5,646)
Reimbursed expenses	—	—	—	—	(1,357)	(1,357)
Interest expense	—	—	—	—	(6,937)	(6,937)
Other expenses	—	—	—	—	(1,493)	(1,493)
Preferred stock dividends	—	—	—	—	(3,227)	(3,227)
Funds from operations available to common stockholders	$20,013	$7,415	$90	$1,422	$(15,788)	13,152

Real estate depreciation and amortization, including Company's share of joint ventures						(15,022)
Impairment losses on depreciable investment properties, net of amounts attributable to noncontrolling interests						—
Gain on sale of depreciated investment properties, including Company's share of joint ventures						8,271
Net income available to common stockholders						6,401

Six Months Ended June 30, 2013	Office	Retail	Land	Third Party Management and Leasing	Other	Total
Net operating income	$45,731	$8,593	$—	$—	$420	$54,744
Sales less costs of sales	—	—	519	—	160	679
Fee income	—	—	—	77	6,511	6,588
Other income	—	—	—	—	2,346	2,346
Third party management and leasing expenses	—	—	—	(80)	—	(80)
Separation expenses	—	—	—	—	—	—
General and administrative expenses	—	—	—	—	(10,621)	(10,621)
Reimbursed expenses	—	—	—	—	(3,269)	(3,269)
Interest expense	—	—	—	—	(13,218)	(13,218)
Other expenses	—	—	—	—	(2,440)	(2,440)
Preferred stock dividends and original issuance costs	—	—	—	—	(9,110)	(9,110)
Funds from operations available to common stockholders	$45,731	$8,593	$519	$(3)	$(29,221)	25,619

Real estate depreciation and amortization, including Company's share of joint ventures						(35,273)
Gain on sale of depreciated investment properties, including Company's share of joint ventures						57,247
Net income available to common stockholders						47,593

Six Months Ended June 30, 2012	Office	Retail	Land	Third Party Management and Leasing	Other	Total
Net operating income	$40,611	$16,073	$—	$—	$1	$56,685
Sales less costs of sales	—	—	474	—	52	526
Fee income	—	—	—	10,740	5,642	16,382
Other income	—	—	—	—	1,619	1,619
Third party management and leasing expenses	—	—	—	(8,907)	—	(8,907)
Separation expenses	—	—	—	—	(292)	(292)
General and administrative expenses	—	—	—	—	(12,269)	(12,269)
Reimbursed expenses	—	—	—	—	(2,733)	(2,733)
Interest expense	—	—	—	—	(14,384)	(14,384)
Other expenses	—	—	—	—	(3,533)	(3,533)
Preferred stock dividends	—	—	—	—	(6,454)	(6,454)
Funds from operations available to common stockholders	$40,611	$16,073	$474	$1,833	$(32,351)	26,640

Real estate depreciation and amortization, including Company's share of joint ventures						(31,575)
Impairment loss on depreciable investment property, net of amounts attributable to noncontrolling interests						(10,190)
Gain on sale of depreciated investment properties, including Company's share of joint ventures						8,414
Net loss available to common stockholders						$(6,711)

When reviewing the results of operations for the Company, management analyzes the following revenue and income items net of their related costs:

•	Rental property operations;

•	Land sales; and

•	Gains on sales of investment properties.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net operating income	$28,574	$27,428	$54,744	$56,685
Sales less cost of sales	268	143	679	526
Fee income	2,934	8,815	6,588	16,382
Other income	2,064	112	2,346	1,619
Rental property operating expenses	18,576	12,521	34,406	24,370
Cost of sales	434	535	1,579	1,100
Net operating income in joint ventures	(7,582)	(5,937)	(14,030)	(12,206)
Sales less cost of sales in joint ventures	8	2	(2)	4
Net operating income in discontinued operations	(839)	(5,093)	(1,644)	(11,632)
Fee income in discontinued operations	(3)	(6,029)	(77)	(10,740)
Other income in discontinued operations	—	(31)	(19)	(265)
Gain on land sales (included in gain on investment properties)	(276)	30	(518)	30
Total consolidated revenues	$44,158	$32,496	$84,052	$65,873

11. SUBSEQUENT EVENTS

The Company entered into two purchase and sale contracts on July 19, 2013, to purchase Greenway Plaza, a 10-building, approximately 4.4 million square foot office complex in Houston, Texas and 777 Main Street, an approximately 980,000 square foot Class A office building in downtown Fort Worth, Texas (the “Texas Acquisition”). The aggregate purchase price for the Texas Acquisition is approximately $1.1 billion, before adjustment for brokers fees, transfer taxes and other customary closing costs. The assets are expected to be wholly-owned by the Company and remain unencumbered of debt at closing. The Company expects to close the Texas Acquisition in the third quarter of 2013 and to fund the Texas Acquisition through a combination of net proceeds from an equity issuance, proceeds from the expected sale of existing owned properties, proceeds from new secured property-level debt the Company expects to obtain and, on an interim basis, funds drawn under a new $950 million term loan facility described below.
On July 29, 2013, the Company entered into a Loan Agreement with JPMorgan Chase Bank, N.A. and Bank of America, N.A. which would permit it to draw up to $950 million, with an accordion feature permitting it, under certain conditions, to increase the amount available by up to $150 million (the “Term Loan”). The Term Loan matures on the first anniversary of the closing of the Texas Acquisition, with two one-year extension options (which during the first one-year extension only up to $500 million can be extended and for the second one-year extension only up to $375 million can be extended). The Company expects the Term Loan will be funded, to the extent necessary, in a single draw-down concurrently with the closing of the Texas Acquisition.
The funding of the Term Loan is subject to customary conditions, including the closing of the Texas Acquisition, the absence of any material adverse change in the Company's business or financial condition and its compliance with the financial covenants on a pro forma basis after giving effect to the Texas Acquisition and the related debt and equity financings and asset dispositions. The Term Loan contains financial covenants that are consistent with those of the Company's Credit Facility.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Overview:
The Company is a self-administered and self-managed real estate investment trust. The Company's core focus is on the acquisition, development, leasing, management and ownership of top-tier urban office assets in Sunbelt markets with a particular focus on Georgia, Texas, and North Carolina. As of June 30, 2013, the Company's portfolio of real estate assets consisted of interests in 16 operating office properties containing 9.5 million square feet of office space, 16 operating retail properties containing 3.7 million square feet of retail space, and two projects under active development. The Company has a comprehensive strategy in place based on a simple platform, trophy assets and opportunistic investments. This streamlined approach enables the Company to maintain a targeted, asset specific approach to investing where it seeks to leverage its development skills, relationships, market knowledge and operational expertise. The Company intends to generate returns and create value for shareholders through the lease up of its portfolio, the execution of its development pipeline and through opportunistic investments in office, retail and mixed use projects within its core markets.

The Company made progress on its strategic goals during the first half of 2013. In the first quarter of 2013, the Company acquired Post Oak Central, a 1.3 million square-foot Class-A office complex in the Galleria submarket of Houston, Texas. As part of this acquisition, the Company contributed its interests in the assets at its Terminus project into a 50-50 joint venture with affiliates of J.P Morgan, the seller of Post Oak Central. Post Oak Central was 92% leased upon closing of the transaction and provides the Company with a high quality asset with significant redevelopment potential in a desirable Houston sub-market. In the second quarter of 2013, the Company purchased 816 Congress Avenue, a 435,000 square-foot, Class-A office property in the central business district of Austin, Texas. The Company also commenced construction of Colorado Tower, a 371,000 square-foot, Class-A office building in the central business district of Austin (estimated total costs of $126.1 million). Management expects these acquisitions and this development to improve the Company's portfolio with quality assets in Texas, a market in which it was actively seeking to expand. Additionally in the second quarter of 2013, the Company executed contracts to sell two of its retail assets, Tiffany Springs MarketCenter and The Avenue Murfreesboro. Management believes that the sale of these assets in the second half of 2013 will advance the Company's goal of simplifying its platform and will provide capital for further opportunistic investment activities.

The Company issued 16.5 million shares of common stock resulting in net proceeds of $165.1 million during the second quarter of 2013. With a portion of the proceeds, the Company purchased 816 Congress Avenue. The Company also used the proceeds to redeem all of its outstanding 7 ¾% Series A Cumulative Redeemable Preferred Stock. These transactions had the effect of reducing the leverage of the Company, improving its fixed charges coverage ratio and reducing the level of preferred stock in its capital structure.

Operationally, the Company leased or renewed 413,000 square feet of office and retail space during the second quarter of 2013, bringing total leased or renewed square feet for the first half of 2013 to 940,000 square feet. The long term prospects for the Company's markets remain strong. Each of the Company's key markets is projecting job growth over the next five years higher than the national average with the Texas markets projected to be the strongest. Office absorption was positive in each market with the Texas markets being the strongest. Rental rates have been stable over the past year within the Company's portfolio; the highest net rents are in Austin and the lowest are in the North Fulton sub-market of Atlanta.

Results of Operations
Rental Property Revenues
Rental property revenues increased $9.8 million (34%) and $16.3 million (28%) between the three and six month 2013 and 2012 periods, respectively, primarily due to the following:

•	Increase of $8.7 million and $13.7 million between the three and six month periods, respectively, due to the February 2013 acquisition of Post Oak Central;

•	Increase of $2.8 million and $5.8 million between the three and six month periods, respectively due to the acquisition of 2100 Ross in the third quarter of 2012;

•	Increase of $2.3 million as a result of the April 2013 purchase of 816 Congress;

•	Increase of $528,000 and $1.0 million between the three and six month periods, respectively, at Mahan Village as a result of the commencement of operations in the third quarter of 2012;

•
Increase of $431,000 and $1.2 million between the three and six month periods, respectively, at 191 Peachtree Tower as a result of an increase in weighted average occupancy and an increase in recovery income due to higher operating expenses; and

•	Decrease of $5.6 million and $9.0 million between the three and six month periods, respectively, due to the February 2013 sale of 50% of the Company's interest in Terminus 100.

Fee Income
Fee income increased $869,000 (15%) between the six month 2013 and 2012 periods as a result of an increase in reimbursed expenses on a third party development project in the first quarter of 2013.
Other Income
Other income increased $1.8 million and $1.1 million between the three and six month 2013 and 2012 periods, respectively. This increase is primarily attributable to $1.9 million in lease termination income recognized in the second quarter of 2013 on a tenant at 2100 Ross that terminated its lease early.
Rental Property Operating Expenses
Rental property operating expenses increased $6.1 million (48%) and $10.0 million (41%) between the three and six month 2013 and 2012 periods, respectively, primarily due to the following:

•	Increase of $4.4 million and $6.9 million between the three and six month periods, respectively, due to the February 2013 acquisition of Post Oak Central;

•	Increase of $1.6 million and $3.4 million between the three and six month periods, respectively, due to the third quarter 2012 acquisition of 2100 Ross;

•	Increase of $1.2 million as a result of the April 2013 purchase of 816 Congress;

•	Increase of $190,000 and $601,000 between the three and six month periods, respectively, as a result of higher maintenance, security and property tax expenses at 191 Peachtree Tower; and

•	Decrease of $1.5 million and $2.5 million between the three and six month periods, respectively, due to the February 2013 sale of 50% of the Company's interest in Terminus 100.

General and Administrative Expense
General and administrative expense decreased $1.1 million (19%) and $1.6 million (13%) between the three and six month 2013 and 2012 periods, respectively, primarily due to the following:

•	Increase of $1.2 million between the six month periods in stock-based compensation expense primarily due to an improvement in the Company's relative stock performance between years;

•
Decrease of $852,000 and $1.5 million between the three and six month periods, respectively, in salaries and benefits expense, excluding stock-based compensation expense, from a decrease in the number of employees between the periods; and

•
Decrease of $531,000 million and $1.7 million between the three and six month periods, respectively, caused by an increase in capitalized salaries due to an increase in development and leasing activity between the periods.

Interest Expense
Interest expense decreased $1.6 million (28%) and $3.0 million (24%) between the three and six month 2013 and 2012 periods, respectively, primarily due to the following:

•	Decrease of $612,000 between the six month period due to a decrease in average borrowings on the Company's Credit Facility, accompanied by a lower average interest rate;

•	Decrease of $1.8 million and $2.9 million between the three and six month periods, respectively, due to the February 2013 sale of 50% of the Company's interest in Terminus 100; and

•	Increase of $842,000 in the six month period from the mortgage note at 191 Peachtree Tower which was entered into in the first quarter of 2012.

Depreciation and Amortization
Depreciation and amortization increased $5.7 million (58%) and $7.4 million (38%) between the three and six month 2013 and 2012 periods, respectively, primarily due to the acquisitions of 816 Congress in the second quarter of 2013, Post Oak Central in the first quarter of 2013 and 2100 Ross in the third quarter of 2012. These were partially offset by the sale of 50% of the Company's interest in Terminus 100 in the first quarter of 2013.
Income from Unconsolidated Joint Ventures
Income from unconsolidated joint ventures decreased $8.6 million (88%) and $9.2 million (77%) between the three and six month 2013 and 2012 periods, respectively, primarily due to the Company's sale of its interest in Palisades West LLC in the fourth quarter of 2012.
Gain on Sale of Investment Properties
Gain on sale of investment properties increased $377,000 and $57.5 million between the three and six month 2013 and 2012 periods, respectively. The gain recognized in the three months ended June 30, 2013 consisted primarily of a gain on the sale of land at the Company's Jefferson Mill project. The gain recognized in the six months ended June 30, 2013 consisted primarily of gains recognized in the first quarter of 2013 on the sale of 50% of the Company's interest in Terminus 100 and the step acquisition of Terminus 200.
Discontinued Operations
Income/loss from discontinued operations decreased $3.9 million and increased $5.8 million between the three and six month 2013 and 2012 periods, respectively. Included in the six months ended June 30, 2012 was a $12.2 million impairment loss on the Avenue Collierville, a property that was sold in the second quarter of 2012. In addition, as a result of the sale of the Company's third party management and leasing business, the three and six months ended June 30, 2012 includes $1.4 million and $1.8 million, respectively, in income from these activities.

The remaining amounts in discontinued operations include the operations of properties sold in 2012 and held for sale as of June 30, 2013.
Net Loss (Income) Attributable to Noncontrolling Interests
The Company consolidates certain entities and allocates the partner's share of those entities' results to net income or loss attributable to noncontrolling interests on the statement of operations. The noncontrolling interests' share of the Company's net income increased $1.9 million between the six months ended June 30, 2013 and 2012, primarily due to the noncontrolling partner's share of an impairment loss taken at The Avenue Collierville in the first quarter of 2012.
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
FFO is used by industry analysts and investors as a supplemental measure of a REIT’s operating performance. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, many industry investors and analysts have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. Thus, NAREIT created FFO as a supplemental measure of REIT operating performance that excludes historical cost depreciation, among other items, from GAAP net income. The use of FFO, combined with the required primary GAAP presentations, has been fundamentally beneficial, improving the understanding of operating results of REITs among the investing public and making comparisons of REIT operating results more meaningful. Company management evaluates operating performance in part based on FFO. Additionally, the Company uses FFO, along with other measures, to assess performance in connection with evaluating and granting incentive compensation to its officers and other key employees. The reconciliation of net income (loss) available to common stockholders to FFO is as follows for the three and six months ended June 30, 2013 and 2012 (in thousands, except per share information):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net Income (Loss) Available to Common Stockholders	$(5,579)	$6,401	$47,593	$(6,711)
Depreciation and amortization of real estate assets:
Consolidated properties	15,262	9,560	26,869	19,209
Discontinued properties	524	2,967	1,033	7,210
Share of unconsolidated joint ventures	4,167	2,495	7,371	5,156
Impairment loss on depreciable investment property, net of amounts attributable to noncontrolling interests	—	—	—	10,190
Gain on sale of depreciated properties:
Consolidated properties	(130)	(59)	(57,066)	(116)
Discontinued properties	(86)	(674)	(181)	(760)
Share of unconsolidated joint ventures	—	(7,509)	—	(7,509)
Other	—	(29)	—	(29)
Funds From Operations Available to Common Stockholders	$14,158	$13,152	$25,619	$26,640

Per Common Share — Basic and Diluted:
Net Income (Loss) Available	$(0.05)	$0.06	$0.43	$(0.06)
Funds From Operations	$0.12	$0.13	$0.23	$0.26

Weighted Average Shares — Basic	118,661	104,165	111,430	104,082
Weighted Average Shares — Diluted	118,845	104,165	111,593	104,082
Same Property Net Operating Income
Net Operating Income is used by industry analysts, investors and Company management to measure operating performance of the Company's properties. Net Operating Income, which is rental property revenues less rental property operating expenses, excludes certain components from net income in order to provide results that are more closely related to a property's results of operations. Certain items, such as interest expense, while included in FFO and net income, do not affect the operating performance of a real estate asset and are often incurred at the corporate level as opposed to the property level. As a result, management uses only those income and expense items that are incurred at the property level to evaluate a property's performance. Depreciation and amortization are also excluded from Net Operating Income. Same Property Net Operating Income includes those office and retail properties that have been fully operational in each of the comparable reporting periods. A fully operational property is one that has achieved 90% economic occupancy for each of the two periods presented or has been substantially complete and owned by the Company for each of the two periods presented and the preceding year. Same Property Net Operating Income allows analysts, investors and management to analyze continuing operations and evaluate the growth trend of the Company's portfolio.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net Operating Income - Consolidated Properties
Rental property revenues	$38,729	$28,922	$73,477	$57,221
Rental property expenses	18,576	12,521	34,406	24,370
Net Operating Income - Consolidated Properties	20,153	16,401	39,071	32,851
Net Operating Income - Discontinued Operations
Rental property revenues	1,311	7,753	2,687	16,946
Rental property expenses	474	2,663	1,047	5,321
Net Operating Income - Discontinued Operations	837	5,090	1,640	11,625
Net Operating Income - Unconsolidated Joint Ventures	7,582	5,937	14,029	12,206
Total Net Operating Income	$28,572	$27,428	$54,740	$56,682

Net Operating Income:
Same Property	$18,611	$17,768	$37,605	$35,850
Non-Same Property	9,962	9,660	17,136	20,835
Net Operating Income	$28,572	$27,428	$54,740	$56,685
Change year over year in Net Operating Income - Same Property	4.7%		4.9%
Same Property Net Operating Income increased 4.7% and 4.9% between the three and six month 2013 and 2012 periods, respectively. The increase is primarily due to increased occupancy and rental rates.
Net rental rates for the office portfolio increased 12% and 8% on new leases and 11% and 4% on renewals between the three and six month 2013 and 2012 periods, respectively. Net rental rates for the retail portfolio decreased 1% on new leases between both the three and six month 2013 and 2012 periods and increased 8% and 13% on renewals between the three and six month 2013 and 2012 periods, respectively. Net rental rates represent average rent per square foot after operating expense reimbursement over the lease term for leased space that has not been vacant for more than one year.

Liquidity and Capital Resources
The Company's primary liquidity sources are:

•	Net cash from operations;

•	Sales of assets;

•	Borrowings under its Credit Facility;

•	Proceeds from mortgage notes payable;

•	Proceeds from equity offerings; and

•	Joint venture formations.
The Company's primary liquidity uses are:

•	Corporate expenses;

•	Payments of tenant improvements and other leasing costs;

•	Principal and interest payments on debt obligations;

•	Dividends to common and preferred stockholders;

•	Property acquisitions; and

•	Expenditures on predevelopment and development projects.

Financial Condition
At the beginning of 2013, the Company had $176.9 million in cash on hand as a result of the sale of non-core assets in the fourth quarter of 2012 and had no amounts outstanding under its Credit Facility. In February 2013, the Company purchased the remaining 80% interest in MSREF/ Cousins Terminus 200 LLC, repaid the mortgage loan on Terminus 200, sold 50% of Terminus 100 and Terminus 200, and purchased Post Oak Central. In March 2013, the entity formed to own Terminus 200 closed a new mortgage loan on the Terminus 200 property. The purchase price of Post Oak Central was $230.9 million, net of rent credits, which equates to a capitalization rate of 6.0%.
In April 2013, the Company issued 16.5 million shares of common stock resulting in net proceeds to the Company of $165.1 million. The Company also purchased 816 Congress Avenue, a 435,000 square foot, Class-A office property located in the central business district of Austin, Texas. The purchase price for this building, net of rent credits, was $102.4 million. The capitalization rate of 816 Congress Avenue was not a significant determinant of the sales price of this asset. In May 2013, Crawford Long - CPI, LLC refinanced the mortgage note secured by the Emory University Hospital Midtown Medical Office Tower, resulting in net proceeds of $14.3 million to the Company. Also in May 2013, the Company redeemed all outstanding shares of its 7 ¾% Series A Cumulative Redeemable Preferred Stock for $74.8 million.
In June 2013, the Company placed Tiffany Springs MarketCenter under contract to sell and CF Murfreesboro Associates placed The Avenue Murfreesboro under contract to sell. The Company expects these sales to close in the second half of 2013.
At June 30, 2013, the Company had $51.0 million outstanding under its Credit Facility.
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
Subsequent Events
The Company entered into two purchase and sale contracts on July 19, 2013, to purchase Greenway Plaza, a 10-building, approximately 4.4 million square foot office complex in Houston, Texas and 777 Main Street, an approximately 980,000 square foot Class A office building in downtown Fort Worth, Texas (the “Texas Acquisition”). The aggregate purchase price for the Texas Acquisition is approximately $1.1 billion, before adjustment for brokers fees, transfer taxes and other customary closing costs. The assets are expected to be wholly-owned by the Company and remain unencumbered of debt at closing. The Company expects to close the Texas Acquisition in the third quarter of 2013 and to fund the Texas Acquisition through a combination of net proceeds from an equity issuance, proceeds from the expected sale of existing owned properties, proceeds from new secured property-level debt the Company expects to obtain and, on an interim basis, funds drawn under a new $950 million term loan facility described below.
On July 29, 2013, the Company entered into a Loan Agreement with JPMorgan Chase Bank, N.A. and Bank of America, N.A. which would permit it to draw up to $950 million, with an accordion feature permitting it, under certain conditions, to increase the amount available by up to $150 million (the “Term Loan”). The Term Loan matures on the first anniversary of the closing of the Texas Acquisition, with two one-year extension options (which during the first one-year extension only up to $500 million can be extended and for the second one-year extension only up to $375 million can be extended). The Company expects the Term Loan will be funded, to the extent necessary, in a single draw-down concurrently with the closing of the Texas Acquisition.
The funding of the Term Loan is subject to customary conditions, including the closing of the Texas Acquisition, the absence of any material adverse change in the Company's business or financial condition and its compliance with the financial covenants on a pro forma basis after giving effect to the Texas Acquisition and the related debt and equity financings and asset dispositions. The Term Loan contains financial covenants that are consistent with those of the Company's Credit Facility.

Contractual Obligations and Commitments
At June 30, 2013, the Company was subject to the following contractual obligations and commitments (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 years
Contractual Obligations:
Company debt:
Unsecured Credit Facility and construction facility	$65,316	$—	$65,316	$—	$—
Mortgage notes payable	275,058	2,672	19,516	133,341	119,529
Interest commitments (1)	69,255	15,575	29,578	19,990	4,112
Ground leases	145,624	659	2,706	3,289	138,970
Other operating leases	491	87	284	92	28
Total contractual obligations	$555,744	$18,993	$117,400	$156,712	$262,639
Commitments:
Unfunded tenant improvements and other	26,812	26,812	—	—	—
Estimated development commitments	120,296	60,081	54,179	6,036	—
Letters of credit	1,000	1,000	—	—	—
Performance bonds	1,239	903	336	—	—
Total commitments	$149,347	$88,796	$54,515	$6,036	$—

(1)	Interest on variable rate obligations is based on rates effective as of June 30, 2013.
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
The Company's existing mortgage debt is primarily non-recourse, fixed-rate mortgage notes secured by various real estate assets. Many of the Company's non-recourse mortgages contain covenants which, if not satisfied, could result in acceleration of the maturity of the debt. The Company expects that it will either refinance the non-recourse mortgages at maturity or repay the mortgages with proceeds from asset sales or other financings. As of June 30, 2013, the weighted average interest rate on the Company's consolidated debt was 4.56%, excluding loan amortization, and the Company's consolidated debt to undepreciated assets ratio was 24%.
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
Cash Flows
The reasons for significant increases and decreases in cash flows between the periods are as follows:
Cash Flows from Operating Activities. Cash provided by operating activities decreased $14.1 million between the six month 2013 and 2012 periods due to the following:

•	Cash flows decreased $12.0 million as a result of discontinued operations;

•	Cash flows decreased $6.9 million as a result of lower distributions from unconsolidated entities;

•	Cash flows increased $6.3 million from property operations due primarily to the acquisition of Post Oak Central, 816 Congress and the commencement of operations of Mahan Village; and

•	Cash flows increased $2.1 million due to a reduction in interest paid between periods.

Cash Flows from Investing Activities. Cash flows provided by investing activities decreased $305.0 million between the six month 2013 and 2012 periods due to the following:

•
Cash flows increased $52.8 million from proceeds from the sales of investment properties. In the 2013 period, the Company effectively sold 50% of its interest in Terminus 100 to a third party and continued to sell non-core land parcels. In the 2012 period, the Company sold The Avenue Collierville and Galleria 75;

•	Cash flows decreased $392.2 million in property acquisition, development and tenant asset expenditures due to the acquisition of Post Oak Central and 816 Congress in 2013;

•
Cash flows increased $35.1 million from distributions from unconsolidated joint ventures, net of contributions, due mainly to distributions from the MSREF/Cousins Terminus 200 and Crawford Long - CPI, LLC joint ventures.

Cash Flows from Financing Activities. Cash flows used in financing activities decreased $149.0 million between the six month 2013 and 2012 periods due to the following:

•
Cash flows from the Credit Facility increased $202.8 million due to the pay down of the credit facility in 2012 with the proceeds from the 191 Peachtree Tower mortgage note payable and due to borrowings in 2013 for the acquisition of Post Oak Central and 816 Congress;

•	Cash flows increased $165.1 million as a result of the issuance of 16.5 million common shares in April 2013;

•
Cash flows from notes payable decreased $153.8 million from the 191 Peachtree Tower mortgage note payable in 2012 , the repayment of the 100/200 North Point Center East note payable in 2012 and from the repayment of the Terminus 100 mortgage note payable in 2013; and

•	Cash flows decreased $74.8 million as a result of the redemption of preferred shares in 2013.

Capital Expenditures. The Company incurs capital expenditures related to its real estate assets that include acquisition of undeveloped land, development and construction of new properties, redevelopment of existing properties, leasing costs for tenants, and ongoing property repairs and maintenance. In addition, the Company may purchase existing operating properties.
Capital expenditures for consolidated real estate assets are included in the property acquisition, development and tenant asset expenditures line item within investing activities on the statements of cash flows. Amounts accrued are removed from the table below (accrued capital adjustment) to show the components of these costs on a cash basis. Components of costs included in this line item for the six months ended June 30, 2013 and 2012 are as follows (in thousands):

	Six Months Ended June 30,
	2013	2012
Acquisition of property	$385,845	$—
Development	1,731	7,397
Operating — building improvements	18,240	992
Operating — leasing costs	2,775	7,238
Capitalized interest	53	230
Capitalized personnel costs	2,439	647
Accrued capital adjustment	(276)	2,054
Total property acquisition and development expenditures	$410,807	$18,558
Capital expenditures increased in 2013 mainly due to the acquisitions of Post Oak Central, 816 Congress and the remaining interest in Terminus 200 in the first half of 2013. Capital expenditures also increased due to building improvements at 191 Peachtree Tower, 2100 Ross, Promenade and Post Oak Central. This increase was partially offset by a decrease in development expenditures. Tenant improvements and leasing costs, as well as related capitalized personnel costs, are a function of the number and size of newly executed leases or renewals of existing leases. The amount of tenant improvement and leasing costs on a per square foot basis varies by lease and by market. Tenant improvement and leasing costs per square foot have increased during recent periods, but amounts have stabilized overall and are decreasing in some of the Company's markets. Given the level of expected leasing and renewal activity, in future periods management expects tenant improvements and leasing costs to remain consistent with or greater than that experienced in 2013.

Dividends. The Company paid cash common and preferred dividends of $16.6 million and $15.8 million in each of the six month 2013 and 2012 periods, respectively, which it funded with cash provided by operating activities. The Company expects to fund its quarterly distributions to common and preferred stockholders with cash provided by operating activities.
On a quarterly basis, the Company reviews the amount of the common dividend in light of current and projected future cash flows and also considers the requirements needed to maintain its REIT status. In addition, the Company has certain covenants under its Credit Facility which could limit the amount of dividends paid. In general, dividends of any amount can be paid as long as leverage, as defined in the facility, is less than 60% and the Company is not in default under its facility. Certain conditions also apply in which the Company can still pay dividends if leverage is above that amount. The Company routinely monitors the status of its dividend payments in light of the Credit Facility covenants.
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
Debt. At June 30, 2013, the Company’s unconsolidated joint ventures had aggregate outstanding indebtedness to third parties of $562.9 million. These loans are generally mortgage or construction loans, most of which are non-recourse to the Company, except as described in the paragraphs below. In addition, in certain instances, the Company provides “non-recourse carve-out guarantees” on these non-recourse loans. Certain of these loans have variable interest rates, which creates exposure to the ventures in the form of market risk from interest rate changes. At June 30, 2013, $40.6 million of the loans at unconsolidated joint ventures were recourse to the Company.
CF Murfreesboro Associates, of which the Company owns 50%, has a $97.5 million facility that matures on December 31, 2013, and $91.9 million was drawn at June 30, 2013. The Company has a $26.2 million repayment guarantee on the loan.
The Company guarantees 25% of two of the four outstanding loans at the Cousins Watkins LLC joint venture, which owns four retail shopping centers. The two loans have a total capacity of $16.3 million, of which the Company guarantees 25% of the outstanding balance. At June 30, 2013, the Company guaranteed $2.9 million, based on current amounts outstanding under these loans. These guarantees may be reduced or eliminated based on achievement of certain criteria.
The Company guarantees repayment of $11.5 million of the EP I construction loan, which has a maximum available of $61.1 million. This guarantee may be reduced and/or eliminated based on the achievement of certain criteria.
Bonds. The unconsolidated joint ventures also had performance bonds of $115,000 at June 30, 2013, which the Company guarantees through an indemnity agreement with the bond issuer. These performance bonds relate to construction projects at the retail center owned by CF Murfreesboro.
Critical Accounting Policies
There have been no material changes in the Company's critical accounting policies from those disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2012.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
In February 2013, the Company effectively sold 50% of its interest in Terminus 100 to a third party. Based upon the ownership and management structure of the joint venture that owns Terminus 100 after these transactions, the Company accounts for its investment in this entity under the equity method and no longer consolidates the Terminus 100 mortgage note. Therefore, the market risk associated with Company's notes payable has changed since that disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2012. The following table outlines the market risk associated with the Company's consolidated notes payable as of June 30, 2013 ($ in thousands):

	Twelve months ended June 30,
	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value
Fixed Rate:
Principal maturities	$174	$—	$15,399	$—	$133,479	$126,006	$275,058	$294,455
Average interest rate	4.13%	—	5.66%	—	6.45%	3.9%	5.24%	—
Variable Rate:
Principal maturities	$—	$14,316	$51,000	$—	$—	$—	$65,316	$65,129
Average interest rate (1)	—	1.84%	1.69%	—	—	—	1.72%	—
(1) Interest rates on variable rate notes payable are equal to the variable rates in effect on June 30, 2013.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
For information on the Company’s equity compensation plans, see note 7 of the Company’s Annual Report on Form 10-K, and note 6 to the unaudited condensed consolidated financial statements set forth in this Form 10-Q. The Company did not make any sales of unregistered securities during the second quarter of 2013.
The Company purchased the following common shares during the second quarter of 2013:

	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)
April 1 - 30	137,838	$10.52
May 1 - 31	1,875	$11.02
June 1 - 30	—	N/A
	139,713	$10.53
(1) Activity for the second quarter of 2013 related to the remittances of shares for income taxes due to restricted stock vesting and to the remittance of shares for option exercises.

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

COUSINS PROPERTIES INCORPORATED
/s/ Gregg D. Adzema
Gregg D. Adzema
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)
Date: July 29, 2013