Form 10-Q
period 2013-09-30
COUSINS PROPERTIES INC
filed 2013-10-30
CIK 25232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 24, 2013
Common Stock, $1 par value per share	189,663,983 shares

FORWARD-LOOKING STATEMENTS

Certain matters contained in this report are “forward-looking statements” within the meaning of the federal securities laws and are subject to uncertainties and risks, as itemized in Item 1A included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012 and in the Current Report on Form 8-K filed on July 29, 2013. These forward-looking statements include information about possible or assumed future results of the Company's business and the Company's financial condition, liquidity, results of operations, plans and objectives. They also include, among other things, statements regarding subjects that are forward-looking by their nature, such as:

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
The forward-looking statements are based upon management's beliefs, assumptions and expectations of the Company's future performance, taking into account information currently available. These beliefs, assumptions and expectations may change as a result of possible events or factors, not all of which are known. If a change occurs, the Company's business, financial condition, liquidity and results of operations may vary materially from those expressed in forward-looking statements. Actual results may vary from forward-looking statements due to, but not limited to, the following:

•	the availability and terms of capital and financing;

•	the ability to refinance indebtedness as it matures;

•	the failure of purchase, sale or other contracts to ultimately close;

•	the failure to achieve anticipated benefits from acquisitions;

•	the potential dilutive effect of common stock offerings;

•	the availability of buyers and adequate pricing with respect to the disposition of assets;

•	risks related to the geographic concentration of our portfolio;

•	risks and uncertainties related to national and local economic conditions, the real estate industry in general and the commercial real estate markets in particular;

•	changes to the Company's strategy with regard to land and other non-core holdings that require impairment losses to be recognized;

•	leasing risks, including the ability to obtain new tenants or renew expiring tenants, and the ability to lease newly developed and/or recently acquired space;

•	the financial condition of existing tenants;

•	volatility in interest rates and insurance rates;

•	the availability of sufficient investment opportunities;

•	competition from other developers or investors;

•	the risks associated with real estate developments and acquisitions (such as construction delays, cost overruns and leasing risk);

•	the loss of key personnel;

•	the potential liability for uninsured losses, condemnation or environmental issues;

•	the potential liability for a failure to meet regulatory requirements;

•	the financial condition and liquidity of, or disputes with, joint venture partners;

•	any failure to comply with debt covenants under credit agreements; and

•	any failure to continue to qualify for taxation as a real estate investment trust.
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

PART I — FINANCIAL INFORMATION
Item 1.    Financial Statements.
COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share and per share amounts)

	September 30, 2013	December 31, 2012
	(unaudited)
ASSETS
PROPERTIES:
Operating properties, net of accumulated depreciation of $235,349 and $255,128 in 2013 and 2012, respectively	$1,846,953	$669,652
Projects under development, net of accumulated depreciation of $0 and $183 in 2013 and 2012, respectively	14,576	25,209
Land held	35,305	42,187
Other	—	151
Total properties	1,896,834	737,199
OPERATING PROPERTY AND RELATED ASSETS HELD FOR SALE, net of accumulated depreciation of $2,947 in 2013 and 2012	2,694	1,866
CASH AND CASH EQUIVALENTS	5,408	176,892
RESTRICTED CASH	2,953	2,852
NOTES AND ACCOUNTS RECEIVABLE, net of allowance for doubtful accounts of $1,883 and $1,743 in 2013 and 2012, respectively	11,669	9,972
DEFERRED RENTS RECEIVABLE	37,140	39,378
INVESTMENT IN UNCONSOLIDATED JOINT VENTURES	98,183	97,868
OTHER ASSETS	208,885	58,215
TOTAL ASSETS	$2,263,766	$1,124,242
LIABILITIES AND EQUITY
NOTES PAYABLE	$642,834	$425,410
ACCOUNTS PAYABLE AND ACCRUED EXPENSES	53,095	34,751
DEFERRED INCOME	21,781	11,888
OTHER LIABILITIES	80,826	9,240
TOTAL LIABILITIES	798,536	481,289
STOCKHOLDERS’ INVESTMENT:
Preferred stock, 20,000,000 shares authorized, $1 par value:
7.75% Series A cumulative redeemable preferred stock, $25 liquidation preference; 0 and 2,993,090 shares issued and outstanding in 2013 and 2012, respectively	—	74,827
7.50% Series B cumulative redeemable preferred stock, $25 liquidation preference; 3,791,000 shares issued and outstanding in 2013 and 2012	94,775	94,775
Common stock, $1 par value, 250,000,000 shares authorized, 193,230,213 and 107,660,080 shares issued in 2013 and 2012, respectively	193,230	107,660
Additional paid-in capital	1,420,810	690,024
Treasury stock at cost, 3,570,082 shares in 2013 and 2012	(86,840)	(86,840)
Distributions in excess of cumulative net income	(158,308)	(260,104)
TOTAL STOCKHOLDERS’ INVESTMENT	1,463,667	620,342
Nonredeemable noncontrolling interests	1,563	22,611
TOTAL EQUITY	1,465,230	642,953
TOTAL LIABILITIES AND EQUITY	$2,263,766	$1,124,242

See accompanying notes.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
REVENUES:
Rental property revenues	$49,208	$31,125	$122,686	$88,347
Fee income	2,420	7,343	8,932	12,985
Land sales	155	732	1,551	2,216
Other	292	86	2,960	1,612
	52,075	39,286	136,129	105,160
COSTS AND EXPENSES:
Rental property operating expenses	22,730	13,946	57,135	38,317
Reimbursed expenses	1,097	1,235	4,365	3,968
Land cost of sales	147	354	1,543	1,333
General and administrative expenses	6,635	6,399	17,257	18,668
Interest expense	5,149	5,793	14,325	17,936
Depreciation and amortization	19,003	10,542	46,243	30,338
Separation expenses	520	574	520	866
Acquisition and related costs	6,859	350	7,427	495
Other	925	1,252	1,715	2,351
	63,065	40,445	150,530	114,272
LOSS ON EXTINGUISHMENT OF DEBT	—	—	—	(94)
LOSS FROM CONTINUING OPERATIONS BEFORE TAXES, UNCONSOLIDATED JOINT VENTURES AND SALE OF INVESTMENT PROPERTIES	(10,990)	(1,159)	(14,401)	(9,206)
PROVISION FOR INCOME TAXES FROM OPERATIONS	(1)	(60)	(3)	(120)
INCOME FROM UNCONSOLIDATED JOINT VENTURES	63,078	2,269	65,862	14,217
INCOME FROM CONTINUING OPERATIONS BEFORE GAIN ON SALE OF INVESTMENT PROPERTIES	52,087	1,050	51,458	4,891
GAIN ON SALE OF INVESTMENT PROPERTIES	3,801	60	61,384	146
INCOME FROM CONTINUING OPERATIONS	55,888	1,110	112,842	5,037
INCOME FROM DISCONTINUED OPERATIONS:
Income (loss) from discontinued operations	803	4,724	1,394	(1,087)
Gain on sale of investment properties	8,346	7,444	8,527	8,204
	9,149	12,168	9,921	7,117
NET INCOME	65,037	13,278	122,763	12,154
NET (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(3,879)	(608)	(4,901)	259
NET INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	61,158	12,670	117,862	12,413
PREFERRED SHARE ORIGINAL ISSUANCE COSTS	—	—	(2,656)	—
DIVIDENDS TO PREFERRED STOCKHOLDERS	(1,777)	(3,226)	(8,231)	(9,680)
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$59,381	$9,444	$106,975	$2,733
PER COMMON SHARE INFORMATION — BASIC AND DILUTED:
Income (loss) from continuing operations attributable to controlling interest	$0.31	$(0.03)	$0.75	$(0.04)
Income from discontinued operations	0.05	0.12	0.08	0.07
Net income available to common stockholders	$0.36	$0.09	$0.83	$0.03
WEIGHTED AVERAGE SHARES — BASIC	163,426	104,193	128,953	104,120
WEIGHTED AVERAGE SHARES — DILUTED	163,603	104,203	129,121	104,125
DIVIDENDS DECLARED PER COMMON SHARE	$0.045	$0.045	$0.135	$0.135

See accompanying notes.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
Nine Months Ended September 30, 2013 and 2012
(unaudited, in thousands)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Treasury Stock	Distributions in Excess of Net Income	Stockholders’ Investment	Nonredeemable Noncontrolling Interests	Total Equity
Balance December 31, 2012	$169,602	$107,660	$690,024	$(86,840)	$(260,104)	$620,342	$22,611	$642,953
Net income	—	—	—	—	117,862	117,862	4,840	$122,702
Common stock issued pursuant to:
Director stock grants	—	50	494	—	—	544	—	$544
Stock option exercises	—	25	(162)	—	—	(137)	—	$(137)
Common stock offering, net of issuance costs	—	85,507	741,022	—	—	826,529	—	$826,529
Restricted stock grants, net of amounts withheld for income taxes	—	30	(1,209)	—	—	(1,179)	—	$(1,179)
Amortization of stock options and restricted stock, net of forfeitures	—	(42)	1,463	—	—	1,421	—	$1,421
Distributions to noncontrolling interests	—	—	—	—	—	—	(25,888)	$(25,888)
Redemption of preferred shares	(74,827)	—	(10,822)	—	10,822	(74,827)	—	$(74,827)
Cash preferred dividends paid	—	—	—	—	(8,231)	(8,231)	—	$(8,231)
Cash common dividends paid	—	—	—	—	(18,657)	(18,657)	—	$(18,657)
Balance September 30, 2013	$94,775	$193,230	$1,420,810	$(86,840)	$(158,308)	$1,463,667	$1,563	$1,465,230
Balance December 31, 2011	$169,602	$107,272	$687,835	$(86,840)	$(274,177)	$603,692	$33,703	$637,395
Net income (loss)	—	—	—	—	12,413	12,413	1,743	$14,156
Common stock issued pursuant to:
Director stock grants	—	72	468	—	—	540	—	$540
Restricted stock grants, net of amounts withheld for income taxes	—	448	(617)	—	—	(169)	—	$(169)
Amortization of stock options and restricted stock, net of forfeitures	—	(86)	1,508	—	—	1,422	—	$1,422
Distributions to noncontrolling interests	—	—	—	—	—	—	(1,700)	$(1,700)
Cash preferred dividends paid	—	—	—	—	(9,680)	(9,680)	—	$(9,680)
Cash common dividends paid	—	—	—	—	(14,064)	(14,064)	—	$(14,064)
Balance September 30, 2012	$169,602	$107,706	$689,194	$(86,840)	$(285,508)	$594,154	$33,746	$627,900
See accompanying notes.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$122,763	$12,154
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of investment properties, including discontinued operations	(69,911)	(8,350)
Loss on extinguishment of debt	—	94
Impairment loss included in discontinued operations	—	12,721
Depreciation and amortization, including discontinued operations	45,950	41,148
Amortization of deferred financing costs	778	784
Amortization of stock options and restricted stock, net of forfeitures	1,421	1,422
Effect of certain non-cash adjustments to rental revenues	(5,605)	(3,056)
Income from unconsolidated joint ventures	(65,862)	(14,217)
Operating distributions from unconsolidated joint ventures	65,563	12,065
Land and multi-family cost of sales, net of closing costs paid	904	1,385
Land and multi-family acquisition and development expenditures	—	(51)
Changes in other operating assets and liabilities:
Change in other receivables and other assets, net	(3,572)	(2,069)
Change in operating liabilities	6,247	(1,619)
Net cash provided by operating activities	98,676	52,411
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from investment property sales	171,779	73,052
Property acquisition, development and tenant asset expenditures	(1,502,016)	(94,118)
Investment in unconsolidated joint ventures	(2,139)	(6,571)
Distributions from unconsolidated joint ventures	86,752	25,767
Collection of notes receivable	1,233	1,156
Change in notes receivable and other assets	(1,930)	(2,733)
Change in restricted cash	(101)	2,180
Net cash used in investing activities	(1,246,422)	(1,267)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facility	343,725	414,200
Repayment of credit facility	(292,650)	(518,950)
Proceeds from other notes payable	304,268	111,632
Repayment of notes payable	(76,314)	(27,694)
Payment of loan issuance costs	(1,693)	(3,419)
Common stock issued, net of expenses	826,529	—
Redemption of preferred shares	(74,827)	—
Common dividends paid	(18,657)	(14,064)
Preferred dividends paid	(8,231)	(9,680)
Distributions to noncontrolling interests	(25,888)	(2,558)
Net cash provided by (used in) financing activities	976,262	(50,533)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(171,484)	611
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	176,892	4,858
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,408	$5,469
INTEREST PAID, NET OF AMOUNTS CAPITALIZED	$14,522	$17,320
SIGNIFICANT NON-CASH TRANSACTIONS:
Transfer from operating properties to operating properties and related assets held for sale	$49,435	$174,054
Transfer from projects under development to operating properties	25,629	—
Transfer from other assets to projects under development	3,062	—

See accompanying notes.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)
1. BASIS OF PRESENTATION
The consolidated financial statements included herein include the accounts of Cousins Properties Incorporated (“Cousins”) and its consolidated subsidiaries, including Cousins Real Estate Corporation and its subsidiaries (“CREC”). All of the entities included in the consolidated financial statements are hereinafter referred to collectively as the “Company.”
The Company develops, acquires, leases, manages and owns primarily Class-A office properties in Sunbelt markets with a focus on Georgia, Texas, and North Carolina. Cousins has elected to be taxed as a real estate investment trust (“REIT”) and intends to, among other things, distribute 90% of its net taxable income to stockholders, thereby eliminating any liability for federal income taxes under current law. Therefore, the results included herein do not include a federal income tax provision for Cousins. CREC operates as a taxable REIT subsidiary and is taxed separately from Cousins as a C-Corporation. Accordingly, if applicable, the statements of operations include a provision for, or benefit from, CREC's income taxes.
The condensed consolidated financial statements are unaudited and were prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, these financial statements reflect all adjustments necessary (which adjustments are of a normal and recurring nature) for the fair presentation of the Company's financial position as of September 30, 2013 and the results of operations for the three and nine months ended September 30, 2013 and 2012. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of results expected for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012. The accounting policies employed are substantially the same as those shown in note 2 to the consolidated financial statements included in such Form 10-K.
For the three and nine months ended September 30, 2013 and 2012, there were no items of other comprehensive income. Therefore, no presentation of comprehensive income is required.
2. EARNINGS PER SHARE
Net income (loss) per share-basic is calculated as net income (loss) available to common stockholders divided by the weighted average number of common shares outstanding during the period, including nonvested restricted stock which has nonforfeitable dividend rights. Net income (loss) per share-diluted is calculated as net income (loss) available to common stockholders divided by the diluted weighted average number of common shares outstanding during the period. Diluted weighted average number of common shares uses the same weighted average share number as in the basic calculation and adds the potential dilution, if any, that would occur if stock options (or any other contracts to issue common stock) were exercised and resulted in additional common shares outstanding, calculated using the treasury stock method. The numerator is reduced for the effect of preferred dividends in both the basic and diluted net income (loss) per share calculations. Weighted average shares-basic and diluted for the three and nine months ended September 30, 2013 and 2012 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Weighted average shares — basic	163,426	104,193	128,953	104,120
Dilutive potential common shares — stock options	177	10	168	5
Weighted average shares — diluted	163,603	104,203	129,121	104,125
Weighted average anti-dilutive stock options	2,784	4,795	2,908	4,799
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

3. NOTES PAYABLE
The following table summarizes the terms and amounts of the Company’s notes payable at September 30, 2013 and December 31, 2012 ($ in thousands):

Description	Interest Rate	Maturity	September 30, 2013	December 31, 2012
Post Oak Central mortgage note (see discussion below)	4.26%	2020	$188,830	$—
The American Cancer Society Center mortgage note	6.45%	2017	133,112	134,243
Promenade mortgage note (see discussion below)	4.27%	2022	114,000	—
191 Peachtree Tower mortgage note (interest only until May 1, 2016)	3.35%	2018	100,000	100,000
Credit Facility, unsecured	1.70%	2016	51,075	—
Meridian Mark Plaza mortgage note	6.00%	2020	25,910	26,194
The Points at Waterview mortgage note	5.66%	2016	15,270	15,651
Mahan Village construction facility	1.85%	2014	14,463	13,027
Callaway Gardens	4.13%	2013	174	172
Terminus 100 mortgage note (see discussion below)	5.25%	2023	—	136,123
			$642,834	$425,410

Debt Activity
In September 2013, the Company entered into a $188.8 million non-recourse mortgage note payable secured by Post Oak Central, a 1.3 million square foot office complex in Houston, Texas. The interest rate is fixed at 4.26% and the maturity date is October 2020. In September 2013, the Company also entered into a $114.0 million non-recourse mortgage note payable secured by Promenade, a 777,000 square foot office building in Atlanta, Georgia. The interest rate is fixed at 4.27% and the maturity date is October 2022.
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
Fair Value
At September 30, 2013 and December 31, 2012, the aggregate estimated fair values of the Company's notes payable were $746.4 million and $456.0 million, respectively, calculated by discounting the debt's remaining contractual cash flows at estimated rates at which similar loans could have been obtained at those respective dates. The estimate of the current market rate, which is the most significant input in the discounted cash flow calculation, is intended to replicate debt of similar maturity and loan-to-value relationship. These fair value calculations are considered to be Level 2 under the guidelines as set forth in the Financial Accounting Standards Board's Accounting Standards Codification ("ASC") 820, Fair Value Measurement, as the Company utilizes market rates for similar type loans from third party brokers.
Other Information
For the three and nine months ended September 30, 2013 and 2012, interest expense was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Total interest incurred	$5,268	$6,337	$14,602	$19,395
Interest capitalized	(119)	(544)	(277)	(1,459)
Total interest expense	$5,149	$5,793	$14,325	$17,936
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
4. COMMITMENTS AND CONTINGENCIES

Commitments
At September 30, 2013, the Company had outstanding letters of credit and performance bonds totaling $2.4 million. As a lessor, the Company has $109.5 million in future obligations under leases to fund tenant improvements as of September 30, 2013. As a lessee, the Company has future obligations under ground and office leases of approximately $148.4 million as of September 30, 2013.
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

5. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES
The Company describes its investments in unconsolidated joint ventures in note 5 of notes to consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2012. The following table summarizes balance sheet data of the Company's unconsolidated joint ventures as of September 30, 2013 and December 31, 2012 (in thousands):

	Total Assets		Total Debt		Total Equity		Company’s Investment
SUMMARY OF FINANCIAL POSITION:	2013	2012	2013	2012	2013	2012	2013		2012
Terminus Office Holdings LLC (1)	$300,683	$—	$216,497	$—	$70,056	$—	$35,923		$—
EP I LLC	88,382	83,235	56,313	43,515	30,249	32,611	26,079		27,864
Cousins Watkins LLC	53,211	54,285	27,852	28,244	23,857	25,259	17,209		16,692
Charlotte Gateway Village, LLC	138,852	140,384	56,462	68,242	79,913	70,917	11,260		10,299
Temco Associates, LLC	8,576	8,409	—	—	8,267	8,233	4,083		4,095
CL Realty, L.L.C.	7,353	7,549	—	—	7,147	7,155	3,571		3,579
CF Murfreesboro Associates	—	121,451	—	94,540	—	25,411	—		14,571
CP Venture Five LLC	—	286,647	—	35,417	—	243,563	—		13,884
MSREF/ Cousins Terminus 200 LLC (1)	—	95,520	—	74,340	—	19,659	—		3,930
CP Venture Two LLC	—	96,345	—	—	—	94,819	—		2,894
Wildwood Associates	21,096	21,176	—	—	21,096	21,173	(1,727)	*	(1,664)	*
Crawford Long - CPI, LLC	33,762	32,818	75,000	46,496	(42,080)	(15,129)	(19,959)	*	(6,407)	*
Other	1,913	2,194	—	—	1,630	1,844	58		60
	$653,828	$950,013	$432,124	$390,794	$200,135	$535,515	$76,497		$89,797
*Negative balances are included in deferred income on the balance sheets.
(1) See note 7 for further discussion of the transactions affecting these entities.
The following table summarizes statement of operations information of the Company's unconsolidated joint ventures for the nine months ended September 30, 2013 and 2012 (in thousands):

	Total Revenues		Net Income (Loss)		Company's Share of Income (Loss)
SUMMARY OF OPERATIONS:	2013	2012	2013	2012	2013	2012
Terminus Office Holdings LLC (1)	$23,842	$—	$(219)	$—	$(110)	$—
EP I LLC	5,499	306	(348)	(53)	(261)	(39)
Cousins Watkins LLC	4,297	4,365	16	24	1,738	1,810
Charlotte Gateway Village, LLC	25,079	24,821	7,931	7,189	882	882
Temco Associates, LLC	437	560	48	(141)	(12)	(275)
CL Realty, L.L.C.	1,246	2,294	801	840	392	105
CF Murfreesboro Associates	8,079	9,920	48,969	316	23,562	(46)
CP Venture Five LLC	20,192	22,558	3,056	2,814	17,146	778
MSREF/ Cousins Terminus 200 LLC (1)	1,268	9,242	(172)	(727)	(28)	(146)
CP Venture Two LLC	12,965	14,535	7,035	7,280	21,592	752
Wildwood Associates	—	—	(126)	(127)	(63)	(63)
Crawford Long - CPI, LLC	8,826	8,697	2,134	1,908	1,028	950
Palisades West LLC	—	12,566	(27)	4,350	—	2,083
Ten Peachtree Place Associates	—	2,488	—	20,938	—	7,852
Other	1,273	1,269	(348)	(121)	(4)	(426)
	$113,003	$113,621	$68,750	$44,490	$65,862	$14,217
(1) See note 7 for further discussion of the transactions affecting these entities.
In the third quarter of 2013, the Company sold to its partner its interest in CP Venture Two LLC for $23.3 million and its interest in CP Venture Five LLC for $30.0 million. The Company recorded gains on these transactions totaling $37.0 million, which are included in income from unconsolidated joint ventures on the statement of operations.
In the third quarter of 2013, CF Murfreesboro Associates sold The Avenue Murfreesboro, the venture's only asset. The Company received a distribution of $33.8 million from the sale and the Company recognized a gain of $23.5 million, which is included in income from unconsolidated joint ventures on the statement of operations.
In the second quarter of 2013, Crawford Long-CPI, LLC refinanced its mortgage debt which was scheduled to mature in June 2013. The new loan, a $75 million 3.5% fixed rate mortgage note, matures in 2023. Upon closing of the new mortgage note, the Company received a distribution of $14.3 million from the joint venture as a result of the financing.
In October 2013, the Company formed EP II LLC, an unconsolidated joint venture for the purpose of developing and operating the second phase of the Emory Point mixed-use property in Atlanta, Georgia. The second phase will consist of 307 apartments and 43,000 square feet of retail space with a total projected cost of $73.3 million.

6. EQUITY AND STOCK-BASED COMPENSATION
The Company has several types of stock-based compensation - stock options, restricted stock, long-term incentive awards and restricted stock units (“RSUs”) - which are described in note 7 of notes to consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2012. The expense related to certain stock-based compensation awards is fixed. The expense related to other awards fluctuates from period to period dependent, in part, on the Company's stock price. The Company recorded stock-based compensation expense, net of forfeitures, of $2.3 million and $334,000 for the three months ended September 30, 2013 and 2012, respectively, and $5.9 million and $2.5 million for the nine months ended September 30, 2013 and 2012, respectively.
The Company maintains the 2005 Restricted Stock Unit Plan (the “RSU Plan”), which is described in note 7 of notes to consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2012. The Company made restricted stock grants in 2013 of 159,782 shares to key employees, which vest ratably over a three-year period. In addition, the Company awarded two types of RSUs to key employees based on the following metrics: (1) Total Stockholder Return of the Company, as defined in the RSU Plan, as compared to the companies in the SNL US REIT Office index (“SNL RSUs”), and (2) the ratio of cumulative funds from operations per share to targeted cumulative funds from operations per share (“FFO RSUs”) as defined in the RSU Plan. The performance period for both awards is January 1, 2013 to December 31, 2015, and the targeted units awarded of SNL RSUs and FFO RSUs is 124,992 and 65,347, respectively. The ultimate payout of these awards can range from 0% to 200% of the targeted number of units depending on the achievement of the market and performance metrics described above. Both of these RSUs cliff vest on January 30, 2016 and are dependent upon the attainment of required service, market and performance criteria. The number of RSUs vesting will be determined at that date, and the payout per unit will be equal to the average closing price on each trading day during the 30-day period ending on December 31, 2015. The SNL

RSUs are valued using a quarterly Monte Carlo valuation and are expensed over the vesting period. The FFO RSUs are expensed over the vesting period using the fair market value of the Company's stock at the reporting date multiplied by the anticipated number of units to be paid based on the current estimate of what the ratio is expected to be upon vesting.
In August 2013, the Company issued 69.0 million shares of common stock resulting in net proceeds to the Company of $661.3 million. In April 2013, the Company issued 16.5 million shares of common stock resulting in net proceeds to the Company of $165.1 million.
In May 2013, the Company redeemed all outstanding shares of its 7 3/4% Series A Cumulative Redeemable Preferred Stock, par value $1.00 per share (the "Preferred Stock"), for $25.00 per share or $74.8 million. In connection with the redemption of the Preferred Stock, the Company increased net loss available for common shareholders by $2.7 million, which represents the original issuance costs applicable to the shares redeemed. In addition, the Company reclassified these costs as well as the basis difference in the Preferred Stock repurchased by the Company in 2008 from Additional Paid-In Capital to Distributions in Excess of Net Income within the Company's statements of equity.
7. PROPERTY TRANSACTIONS

Discontinued Operations
Accounting rules require that the historical operating results of held-for-sale or sold assets which meet certain accounting rules be included in a separate section, discontinued operations, in the statements of operations for all periods presented. If the asset is sold, the related gain or loss on sale is also included in discontinued operations. In addition, assets and liabilities of held for sale properties, as defined, are required to be separately categorized on the balance sheet.
In the third quarter of 2013, the Company sold Tiffany Springs MarketCenter. This transaction met the criteria for discontinued operations. Accordingly, the operating results are included in discontinued operations on the accompanying statements of operations for each of the periods presented.
The following properties were held for sale or sold in 2013 or 2012, respectively, and met the criteria for discontinued operations presentation ($ in thousands):

Property	Property Type	Location	Square Feet	Sales Price
2013:
Tiffany Springs MarketCenter	Retail	Kansas City, MO	238,000	$53,500
Inhibitex	Office	Atlanta, GA	51,000	Held for sale
2012:
The Avenue Forsyth	Retail	Atlanta, GA	524,000	$119,000
The Avenue Collierville	Retail	Memphis, TN	511,000	55,000
The Avenue Webb Gin	Retail	Atlanta, GA	322,000	59,600
Galleria 75	Office	Atlanta, GA	111,000	9,200
Cosmopolitan Center	Office	Atlanta, GA	51,000	7,000
Inhibitex	Office	Atlanta, GA	51,000	Held for sale
In addition, the Company sold its third party management and leasing business in 2012. As a result, the operations of this business are presented as discontinued operations in the accompanying statements of operations. The final purchase price was subject to, among other things, an earn-out based on the performance of the contributed management and leasing contracts for the year ended September 30, 2013. As a result, the Company recognized an additional $4.5 million gain in the third quarter of 2013.
The components of discontinued operations and the gains and losses on property sales for the three and nine months ended September 30, 2013 and 2012 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Income (loss) from discontinued operations:
Rental property revenues	$1,237	$6,522	$3,924	$23,468
Fee income	—	4,789	76	15,529
Other income	10	3,242	10	3,447
Rental property operating expenses	(423)	(1,962)	(1,470)	(7,280)
Reimbursed expenses	—	(2,477)	—	(7,133)
General and administrative expenses	(15)	(1,782)	(94)	(6,035)
Depreciation and amortization	—	(3,600)	(1,033)	(10,810)
Impairment losses	—	—	—	(12,233)
Other expenses	(6)	(8)	(19)	(40)
Income (loss) from discontinued operations	$803	$4,724	$1,394	$(1,087)

Gain on sale of discontinued operations:
Third party management and leasing business	$4,531	$7,384	$4,531	$7,384
Tiffany Springs MarketCenter	3,715	—	3,715	—
Lakeside	62	(9)	62	(60)
King Mill	38	89	246	264
Galleria 75	—	—	—	546
The Avenue Collierville	—	(20)	—	66
Other	—	—	(27)	4
Gain on sale of discontinued operations	$8,346	$7,444	$8,527	$8,204

Acquisitions
In the third quarter of 2013, the Company acquired Greenway Plaza, a 10-building, 4.3 million square foot office complex in Houston, Texas, and 777 Main, a 980,000 square foot Class A office building in the central business district of Fort Worth, Texas (collectively the “Texas Acquisition”). The aggregate purchase price for the Texas Acquisition was $1.1 billion, before adjustment for brokers fees, transfer taxes and other customary closing costs.
In conjunction with the Texas Acquisition, the Company entered into a Loan Agreement with JPMorgan Chase Bank, N.A. and Bank of America, N.A. which would permit it to draw up to $950 million, with an accordion feature permitting it, under certain conditions, to increase the amount available by up to $150 million (the “Term Loan”). The Company entered into the Term Loan to assist, if necessary, in the funding of the Texas Acquisition. The Term Loan was not used to finance the Texas Acquisition and, therefore, the Company has no further material benefit or obligation under the agreement. The Company incurred fees and other costs associated with the Term Loan of $2.6 million. In addition, the Company recorded $4.2 million in other acquisition costs related to this acquisition. The term loan costs and other acquisition costs are included in acquisition and related costs on the statement of operations.
In the second quarter of 2013, the Company acquired 816 Congress Avenue, a 435,000 square foot Class-A office property located in the central business district of Austin, Texas. The purchase price for this property, net of rent credits, was $102.4 million. The Company incurred $342,000 in acquisition and related costs associated with this acquisition.
In the first quarter of 2013, the Company purchased the remaining 80% interest in MSREF/ Cousins Terminus 200 LLC for $53.8 million and simultaneously repaid the mortgage loan secured by the Terminus 200 property in the amount of $74.6 million. The Company recognized a gain of $19.7 million on this acquisition achieved in stages. Immediately thereafter, the Company contributed its interest in the Terminus 200 property and its interest in the Terminus 100 property, together with the existing mortgage loan secured by the Terminus 100 property, to a newly-formed entity, Terminus Office Holdings LLC (“TOH”), and sold 50% of TOH to institutional investors advised by J.P. Morgan Asset Management for $112.2 million. The Company recognized a gain of $37.1 million on this transaction. The Company incurred $122,000 in acquisition and related costs associated with these transactions. In March 2013, Terminus Venture T200 LLC, an affiliate of TOH, closed a new mortgage loan on the Terminus 200 property in the amount of $82.0 million, and the Company received a distribution of $39.2 million from TOH as a result. The Company accounts for its interest in TOH under the equity method because both partners have the ability to participate in and approve major decisions of the venture and, therefore, have substantive participating rights in the venture.

Concurrent with the Terminus 100 and 200 transactions, the Company purchased Post Oak Central, a 1.3 million square foot, Class-A office complex in the Galleria district of Houston, Texas for $230.9 million, net of rent credits, from an affiliate of J.P. Morgan Asset Management. The Company incurred $231,000 in acquisition and related costs associated with this purchase.
The following tables summarize preliminary allocations of the estimated fair values of the assets and liabilities of the acquisitions discussed above (in thousands):

	Post Oak Central	Terminus 200	816 Congress	Texas Acquisition
Tangible assets:
Land and improvements	$88,406	$25,040	$6,817	$306,563
Building	118,470	101,472	86,391	586,150
Tenant improvements	10,877	17,600	3,500	114,220
Other assets	—	101	—	—
Deferred rents receivable	—	44	—	—
Tangible assets	217,753	144,257	96,708	1,006,933

Intangible assets:
Above-market leases	995	1,512	89	4,959
In-place leases	26,968	14,355	8,222	117,630
Below-market ground leases	—	—	—	2,958
Ground lease purchase option	—	—	2,403	—
Total intangible assets	27,963	15,867	10,714	125,547

Intangible liabilities:
Below-market leases	(14,792)	(9,273)	(2,820)	(47,170)
Above-market ground lease	—	—	(1,981)	(2,508)
Total intangible liabilities	(14,792)	(9,273)	(4,801)	(49,678)

Total net assets acquired	$230,924	$150,851	$102,621	$1,082,802
The following supplemental pro forma information is presented for the three and nine months ended September 30, 2013 and 2012, respectively. The pro forma information is based upon the Company's historical consolidated statements of operations, adjusted as if the transactions discussed above had occurred at the beginning of each of the periods presented. The supplemental pro forma information is not necessarily indicative of future results or of actual results that would have been achieved had the transactions been consummated at the beginning of each period.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands, except per share amounts)
Revenues	$80,698	$80,426	$243,927	$228,581
Income from continuing operations	58,756	5,153	123,702	17,167
Net income	67,905	17,321	133,623	24,284
Net income available to common stockholders	62,249	13,487	117,835	14,863
Per share information:
Basic	$0.33	$0.07	$0.62	$0.08
Diluted	$0.33	$0.07	$0.62	$0.08
8. OTHER ASSETS
Other assets on the balance sheets as of September 30, 2013 and December 31, 2012 included the following (in thousands):

	September 30, 2013	December 31, 2012
Lease inducements, net of accumulated amortization of $3,892 and $4,718 in 2013 and 2012, respectively	$9,743	$11,089
FF&E and leasehold improvements, net of accumulated depreciation of $19,779 and $18,877 in 2013 and 2012, respectively	6,894	4,814
Prepaid expenses and other assets	3,476	2,044
Predevelopment costs and earnest money	2,765	3,284
Loan closing costs, net of accumulated amortization of $2,784 and $2,624 in 2013 and 2012, respectively	4,379	3,704
Intangible Assets:
In-place leases, net of accumulated amortization of $16,276 and $5,729 in 2013 and 2012, respectively	162,792	21,637
Above market leases, net of accumulated amortization of $10,629 and $9,424 in 2013 and 2012, respectively	12,988	6,892
Below market ground lease, net of accumulated amortization of $24 and $-0- in 2013 and 2012, respectively	1,701	—
Goodwill	4,147	4,751
	$208,885	$58,215

Goodwill relates entirely to the office reportable segment. As office assets are sold, either by the Company or by joint ventures in which the Company has an ownership interest, goodwill is reduced. The following is a summary of goodwill activity for the nine months ended September 30, 2013 and 2012 (in thousands):

	Nine Months Ended September 30,
	2013	2012
Beginning balance	$4,751	$5,155
Allocated to property sales	(604)	(116)
Ending balance	$4,147	$5,039
9. NONCONTROLLING INTERESTS
The Company consolidates various joint ventures that are involved in the ownership and/or development of real estate. The following table details the components of redeemable noncontrolling interests in consolidated entities for the nine months ended September 30, 2013 and 2012 (in thousands):

	Nine Months Ended September 30,
	2013	2012
Beginning Balance	$—	$2,763
Net income (loss) attributable to redeemable noncontrolling interests	61	(2,002)
Distributions to redeemable noncontrolling interests	(61)	(858)
Other	—	97
Ending Balance	$—	$—
The following reconciles the net income or loss attributable to nonredeemable noncontrolling interests as shown in the statements of equity to the net income or loss attributable to noncontrolling interests as shown in the statements of operations, which includes both redeemable and nonredeemable interests, for the nine months ended September 30, 2013 and 2012 (in thousands):

	Nine Months Ended September 30,
	2013	2012
Net income attributable to nonredeemable noncontrolling interests	$(4,840)	$(1,743)
Net (income) loss attributable to redeemable noncontrolling interests	(61)	2,002
Net (income) loss	$(4,901)	$259

In the third quarter of 2013, the Company purchased its partner's interest in CP Venture Six LLC, a consolidated joint venture, for $24.5 million. As a result, net income attributable to nonredeemable noncontrolling interests increased by $3.4 million.
10. REPORTABLE SEGMENTS
The Company has five reportable segments: Office, Retail, Land, Third Party Management and Leasing, and Other. These reportable segments represent an aggregation of operating segments reported to the chief operating decision maker based on similar economic characteristics that include the type of product and the nature of service. Each segment includes both consolidated operations and joint ventures, where applicable. The Office and Retail segments show the results for that product type. The Land segment includes results of operations for certain land holdings and single-family residential communities. Fee income and related expenses for the third party-owned properties which are managed or leased by the Company are included in the Third Party Management and Leasing segment. In 2012, the Company sold its third party management and leasing business. The Other segment includes:

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

Three Months Ended September 30, 2013	Office	Retail	Land	Third Party Management and Leasing	Other	Total
Net operating income	$30,308	$3,663	$—	$—	$861	$34,832
Sales less costs of sales	—	—	725	—	(6)	719
Fee income	—	—	—	—	2,420	2,420
Other income	—	—	—	—	303	303
Gain on sale of third party management and leasing business	—	—	—	4,531	—	4,531
Third party management and leasing expenses	—	—	—	(14)	—	(14)
Separation expenses	—	—	—	—	(520)	(520)
General and administrative expenses	—	—	—	—	(6,635)	(6,635)
Reimbursed expenses	—	—	—	—	(1,097)	(1,097)
Interest expense	—	—	—	—	(7,224)	(7,224)
Other expenses	—	—	—	—	(8,312)	(8,312)
Preferred stock dividends	—	—	—	—	(1,777)	(1,777)
Funds from operations available to common stockholders	$30,308	$3,663	$725	$4,517	$(21,987)	17,226
Real estate depreciation and amortization, including Company's share of joint ventures						(21,890)
Gain on sale of depreciated investment properties, including Company's share of joint ventures						67,435
Non-controlling interest related to the sale of depreciated properties						(3,390)
Net income available to common stockholders						$59,381

Three Months Ended September 30, 2012	Office	Retail	Land	Third Party Management and Leasing	Other	Total
Net operating income	$20,451	$7,168	$—	$—	$—	$27,619
Sales less costs of sales	—	—	378	—	—	378
Fee income	—	—	—	4,789	7,343	12,132
Other income	—	—	—	—	3,329	3,329
Gain on sale of third party management and leasing business	—	—	—	7,384	—	7,384
Third party management and leasing expenses	—	—	—	(4,260)	—	(4,260)
Separation expenses	—	—	—	—	(574)	(574)
General and administrative expenses	—	—	—	—	(5,255)	(5,255)
Reimbursed expenses	—	—	—	—	(1,235)	(1,235)
Interest expense	—	—	—	—	(6,759)	(6,759)
Impairment loss	—	—	—	—	(488)	(488)
Other expenses	—	—	—	—	(3,360)	(3,360)
Preferred stock dividends	—	—	—	—	(3,226)	(3,226)
Funds from operations available to common stockholders	$20,451	$7,168	$378	$7,913	$(10,225)	25,685
Real estate depreciation and amortization, including Company's share of joint ventures						(16,361)
Gain on sale of depreciated investment properties including the Company's share of joint ventures						120
Net loss available to common stockholders						$9,444

Nine Months Ended September 30, 2013	Office	Retail	Land	Third Party Management and Leasing	Other	Total
Net operating income	$76,039	$12,255	$—	$—	$1,280	$89,574
Sales less costs of sales	—	—	1,244	—	154	1,398
Fee income	—	—	—	76	8,931	9,007
Other income	—	—	—	—	2,649	2,649
Gain on sale of third party management and leasing business	—	—	—	4,531	—	4,531
Third party management and leasing expenses	—	—	—	(94)	—	(94)
Separation expenses	—	—	—	—	(520)	(520)
General and administrative expenses	—	—	—	—	(17,256)	(17,256)
Reimbursed expenses	—	—	—	—	(4,366)	(4,366)
Interest expense	—	—	—	—	(20,442)	(20,442)
Other expenses	—	—	—	—	(10,749)	(10,749)
Preferred stock dividends and original issuance costs	—	—	—	—	(10,887)	(10,887)
Funds from operations available to common stockholders	$76,039	$12,255	$1,244	$4,513	$(51,206)	42,845
Real estate depreciation and amortization, including Company's share of joint ventures						(57,162)
Gain on sale of depreciated investment properties, including Company's share of joint ventures						124,682
Non-controlling interest related to the sale of depreciated properties						(3,390)
Net loss available to common stockholders						$106,975

Nine Months Ended September 30, 2012	Office	Retail	Land	Third Party Management and Leasing	Other	Total
Net operating income	$61,062	$23,241	$—	$—	$1	$84,304
Sales less costs of sales	—	—	852	—	52	904
Fee income	—	—	—	15,529	12,985	28,514
Other income	—	—	—	—	4,948	4,948
Gain on sale of third party management and leasing business	—	—	—	7,384	—	7,384
Third party management and leasing expenses	—	—	—	(13,167)	—	(13,167)
Separation expenses	—	—	—	—	(866)	(866)
General and administrative expenses	—	—	—	—	(17,524)	(17,524)
Reimbursed expenses	—	—	—	—	(3,968)	(3,968)
Interest expense	—	—	—	—	(21,143)	(21,143)
Impairment loss	—	—	—	—	(488)	(488)
Loss on extinguishment of debt	—	—	—	—	(94)	(94)
Other expenses	—	—	—	—	(6,799)	(6,799)
Preferred stock dividends	—	—	—	—	(9,680)	(9,680)
Funds from operations available to common stockholders	$61,062	$23,241	$852	$9,746	$(42,576)	52,325
Real estate depreciation and amortization, including Company's share of joint ventures						(47,936)
Impairment loss on depreciable investment property, net of amounts attributable to noncontrolling interests						(10,190)
Gain on sale of depreciated investment properties, including Company's share of joint ventures						8,475
Other						59
Net loss available to common stockholders						$2,733

When reviewing the results of operations for the Company, management analyzes the following revenue and income items net of their related costs:

•	Rental property operations;

•	Land sales; and

•	Gains on sales of investment properties.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net operating income	$34,832	$27,619	$89,574	$84,304
Sales less cost of sales	719	378	1,398	904
Fee income	2,420	12,132	9,007	28,514
Other income	303	3,329	2,649	4,948
Rental property operating expenses	22,730	13,946	57,135	38,317
Cost of sales	147	354	1,543	1,333
Net operating income in joint ventures	(7,547)	(5,889)	(21,425)	(18,069)
Sales less cost of sales in joint ventures	(109)	—	(111)	3
Net operating income in discontinued operations	(814)	(4,560)	(2,454)	(16,188)
Fee income in discontinued operations	—	(4,789)	(76)	(15,529)
Other income in discontinued operations	(4)	(3,234)	9	(3,407)
(Gain) loss on land sales (included in gain on investment properties)	(602)	—	(1,120)	30
Total consolidated revenues	$52,075	$39,286	$136,129	$105,160

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Overview:
The Company is a self-administered and self-managed real estate investment trust, or REIT. The Company's core focus is on the acquisition, development, leasing, management and ownership of Class-A office properties in Sunbelt markets with a particular focus on Georgia, Texas, and North Carolina. As of September 30, 2013, the Company's portfolio of real estate assets consisted of interests in 18 operating office properties containing 14.8 million square feet of space, 6 operating retail properties containing 566,000 square feet of space, and two projects (one office and one mixed use) under active development. The Company has a comprehensive strategy in place based on a simple platform, trophy assets and opportunistic investments. This streamlined approach enables the Company to maintain a targeted, asset specific approach to investing where it seeks to leverage its development skills, relationships, market knowledge and operational expertise. The Company intends to generate returns and create value for shareholders through the further lease up of its portfolio, the execution of its development pipeline and through opportunistic investments in office, retail and mixed use projects within its core markets.
In the first two quarters of 2013, the Company actively executed its acquisition and development strategy while maintaining a conservative balance sheet. The Company acquired Post Oak Central, a 1.3 million square foot Class-A office complex in the Galleria submarket of Houston, Texas. As part of this acquisition, the Company contributed its interests in the assets of its Terminus project into a 50-50 joint venture with affiliates of J.P. Morgan, the seller of Post Oak Central. In addition, the Company purchased 816 Congress Avenue, a 435,000 square foot Class-A office property in the central business district of Austin, Texas. The Company also commenced construction of Colorado Tower, a 371,000 square foot Class-A office building in the central business district of Austin. The Company also issued 16.5 million shares of common stock resulting in net proceeds of $165.1 million. The Company used a portion of the proceeds from this offering to redeem all of its outstanding 7 ¾% Series A Cumulative Redeemable Preferred Stock.
In the third quarter of 2013, the Company executed a series of transactions that significantly changed the Company’s size and geographic concentration of assets while increasing its exposure to the office sector. The Company purchased Greenway Plaza, a 4.3 million square foot, 10 building office portfolio in Houston, Texas, as well as 777 Main, a 980,000 square foot Class A office tower in Fort Worth, Texas (collectively, the "Texas Acquisition"). The combined purchase price of these assets was $1.1 billion. The Company partially funded the acquisition of these assets with net proceeds of $661.3 million from the issuance of 69.0 million shares of the Company’s common stock. The Company also closed two mortgage loans, one secured by Promenade and the other secured by Post Oak Central, which generated an additional $302.8 million. In addition, the Company sold its interests in the majority of its remaining retail assets during the quarter - Tiffany Springs MarketCenter, its 50% interest in The Avenue Murfreesboro, and its minority interests in eight retail properties in two joint ventures with Prudential. Proceeds from the sale of these retail assets were $140.6 million, and the Company expects to sell additional assets prior to year end that will generate an estimated $50.0 million. In connection with the sale of the Prudential joint venture interests, the Company purchased Prudential's interest in a consolidated joint venture for $24.5 million.
As a result of these third quarter 2013 transactions, the Company’s total market capitalization increased from $1.9 billion as of June 30, 2013 to $2.9 billion as of September 30, 2013. The Company’s Texas assets increased from 20% of the total square footage as of June 30, 2013 to 51% as of September 30, 2013. The Company’s office assets increased from 70% of the total square footage as of June 30, 2013 to 94% as of September 30, 2013. The Company’s debt to total market capitalization ratio decreased from 32% at June 30, 2013 to 30% as of September 30, 2013.
The Company leased or renewed 338,000 square feet of office and retail space during the third quarter of 2013, bringing total leased or renewed square feet for the first three quarters of 2013 to 1.3 million square feet. The long term prospects for the Company’s markets remain strong. Each of the Company’s key markets is projecting job growth over the next five years higher than the national average, with the Texas markets projected to be the strongest. As a result of the job growth, vacancy is expected to decrease and net rent is projected to increase over the next five years in each of the Company’s markets and these trends are expected to be the strongest in the Austin and Houston markets. Overall, rents have remained stable over the past year within the Company’s portfolio.
Results of Operations
Rental Property Revenues
Rental property revenues increased $18.1 million (58%) and $34.3 million (39%) between the three and nine month 2013 and 2012 periods, respectively, due to:

•	Increase of $9.1 million due to the September 2013 Texas Acquisition;

•	Increase of $9.0 million and $22.6 million between the three and nine month periods, respectively, due to the February 2013 acquisition of Post Oak Central;

•	Increase of $3.2 million and $5.5 million between the three and nine month periods, respectively, due to the April 2013 purchase of 816 Congress;

•	Increase of $863,000 and $6.7 million between the three and nine month periods, respectively, due to the third quarter 2012 acquisition of 2100 Ross;

•	Increase of $460,000 and $1.5 million between the three and nine month periods, respectively, due to the commencement of operations at Mahan Village in the third quarter of 2012; and

•	Decrease of $5.4 million and $14.4 million between the three and nine month periods, respectively, due to the February 2013 sale of 50% of the Company's interest in Terminus 100.
Fee Income
Fee income decreased $4.9 million (67%) and $4.1 million (31%) between the three and nine month 2013 and 2012 periods, respectively. This decrease is primarily due to the receipt of a $4.5 million participation interest during 2012 related to a contract that the Company assumed in the acquisition of an entity several years ago. Under this contract, the Company is entitled to receive a portion of the proceeds from the sale of the project and from payments received from a related seller-financed note. The Company may receive additional proceeds under this contract in future periods.
Other Income
Other income increased $1.3 million between the nine month 2013 and 2012 periods as a result of $1.9 million in lease termination income recognized in the second quarter of 2013 on a tenant at 2100 Ross that terminated its lease early.
Rental Property Operating Expenses
Rental property operating expenses increased $8.8 million (63%) and $18.8 million (49%) between the three and nine month 2013 and 2012 periods, respectively, primarily due to the following:

•	Increase of $4.4 million and $11.3 million between the three and nine month periods, respectively, due to the February 2013 acquisition of Post Oak Central;

•	Increase of $3.3 million due to the Texas Acquisition;

•	Increase of $1.7 million and $2.9 million between the three and nine month periods, respectively, due to the April 2013 purchase of 816 Congress;

•	Increase of $773,000 and $4.2 million between the three and nine month periods, respectively, due to the third quarter 2012 acquisition of 2100 Ross; and

•	Decrease of $1.5 million and $4.0 million between the three and nine month periods, respectively due to the February 2013 sale of 50% of the Company's interest in Terminus 100.
General and Administrative Expense
General and administrative expense increased $236,000 (4%) and decreased $1.4 million (8%) between the three and nine month 2013 and 2012 periods, respectively, due to the following:

•
Increase of $1.2 million and $1.1 million between the three and nine month periods, respectively, in bonus expense as a result of the Company exceeding its performance goals through the third quarter of 2013;

•
Increase of $604,000 and $1.8 million between the three and nine month periods, respectively, in stock-based compensation expense primarily due to an increase in the Company's stock price between years;

•	Decrease of $877,000 and $660,000 between the three and nine month periods, respectively, as a result of commission expense paid on the participation interest noted above;

•
Decrease of $512,000 and $1.9 million between the three and nine month periods, respectively, in personnel expense (excluding bonus and stock-based compensation expense) as a result of a reduction in personnel between periods; and

•
Decrease of $156,000 and $1.8 million between the three and nine month periods, respectively, caused by an increase in capitalized salaries due to an increase in development activity between the periods.

Interest Expense
Interest expense decreased $644,000 (11%) and $3.6 million (20%) between the three and nine month 2013 and 2012 periods, respectively, due to the following:

•	Decrease of $1.8 million and $4.7 million between the three and nine month periods, respectively, due to the February 2013 sale of 50% of the Company's interest in Terminus 100;

•	Decrease of $117,000 and $1.5 million between the three and nine month periods, respectively, due to a decrease in average borrowings on the Company's Credit Facility;

•	Increase of $903,000 as a result of mortgage loans on Promenade and Post Oak Central that closed in September 2013;

•	Increase of $813,000 in the nine month period from the mortgage note at 191 Peachtree Tower which was entered into in the first quarter of 2012; and

•	Increase of $383,000 and $1.1 million between the three and nine month periods, respectively, as a result of a decrease in capitalized interest.
Depreciation and Amortization
Depreciation and amortization increased $8.5 million (80%) and $15.9 million (52%) between the three and nine month 2013 and 2012 periods, respectively, mainly due to the Texas Acquisition in September 2013, the Post Oak Central acquisition in the first quarter of 2013, the 816 Congress acquisition in April 2013 and the 2100 Ross acquisition in the third quarter of 2012. These were partially offset by the sale of 50% of the Company's interest in Terminus 100 in the first quarter of 2013.
Acquisition and Related Costs
Acquisition and related costs increased $6.5 million and $6.9 million between the three and nine month 2013 and 2012 periods, respectively, primarily as a result of expenses associated with the Texas Acquisition.
Income from Unconsolidated Joint Ventures
Income from unconsolidated joint ventures increased $60.8 million (2,680%) and $51.6 million (363%) between the three and nine month 2013 and 2012 periods, respectively, due to the following:

•	Recognized gain on the sale of the Company’s interest in CF Murfreesboro Associates of $23.5 million in the third quarter of 2013;

•	Recognized gain on the sale of the Company’s interest in CP Venture Two LLC of $20.7 million in the third quarter of 2013;

•	Recognized gain on the sale of the Company’s interest in CP Venture Five LLC of $16.3 million in the third quarter of 2013;

•	Recognized gain of the sale of the Company’s interest in Ten Peachtree Place Associates of $7.3 million in the third quarter of 2012; and

•
Recognized income from Palisades West LLC of $2.1 million in the nine month 2012 period and $-0- in the 2013 period as the Company sold its interest in Palisades West LLC in the fourth quarter of 2012.

Gain on Sale of Investment Properties
Gain on sale of investment properties increased $3.7 million and $61.2 million between the three and nine month 2013 and 2012 periods, respectively. The increase in the three month period relates to the recognition of deferred income associated with the sale of the Company’s interest in CP Venture Two LLC. Upon formation of CP Venture Two LLC, the Company deferred gain associated with assets it contributed to the venture and recognized the remaining deferred gain upon the sale of its interest in the venture in the third quarter of 2013. The increase in the nine month period relates primarily to gains recognized in the first quarter of 2013 on the sale of 50% of the Company’s interest in Terminus 100 and the acquisition of Terminus 200, which was achieved in stages.
Discontinued Operations
Discontinued operations for the 2013 periods includes the operations of Tiffany Springs MarketCenter and Inhibitex, two properties that qualified as discontinued operations in 2013. The 2013 periods also include a gain of $3.7 million on the sale of Tiffany Springs MarketCenter, which was sold in the third quarter of 2013. The 2012 amounts include the operations of five operating properties that sold in 2012 as well as the operations of Tiffany Springs MarketCenter and Inhibitex. Also included in discontinued operations are the operations of the Company’s third party management and leasing business that the Company sold in the third quarter of 2012. The Company recognized a gain on the sale of the third party management and leasing business of $7.4 million in 2012 and recognized an additional gain in the third quarter of 2013 of $4.5 million based on the performance of the business for the year subsequent to the sale.
Net Loss (Income) Attributable to Noncontrolling Interests
The Company consolidates certain entities and allocates the partner's share of those entities' results to net income or loss attributable to noncontrolling interests on the statement of operations. In the third quarter of 2013, the Company purchased its partner’s interest in CP Venture Six LLC, a consolidated joint venture; and, as a result, recorded net income attributable to noncontrolling interest of $3.4 million.
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
FFO is used by industry analysts and investors as a supplemental measure of a REIT’s operating performance. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, many industry investors and analysts have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. Thus, NAREIT created FFO as a supplemental measure of REIT operating performance that excludes historical cost depreciation, among other items, from GAAP net income. The use of FFO, combined with the required primary GAAP presentations, has been fundamentally beneficial, improving the understanding of operating results of REITs among the investing public and making comparisons of REIT operating results more meaningful. Company management evaluates operating performance in part based on FFO. Additionally, the Company uses FFO, along with other measures, to assess performance in connection with evaluating and granting incentive compensation to its officers and other key employees. The reconciliation of net income (loss) available to common stockholders to FFO is as follows for the three and nine months ended September 30, 2013 and 2012 (in thousands, except per share information):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net Income Available to Common Stockholders	$59,381	$9,444	$106,975	$2,733
Depreciation and amortization of real estate assets:
Consolidated properties	18,811	10,286	45,679	29,495
Discontinued properties	—	3,600	1,033	10,810
Share of unconsolidated joint ventures	3,079	2,475	10,450	7,631
Impairment loss on depreciable investment property, net of amounts attributable to noncontrolling interests	—	—	—	10,190
Gain on sale of depreciated properties:
Consolidated properties	(3,643)	(60)	(60,709)	(146)
Discontinued properties	(3,371)	(60)	(3,552)	(820)
Share of unconsolidated joint ventures	(60,421)	—	(60,421)	(7,509)
Non-controlling interest related to the sale of depreciated properties	3,390	—	3,390	—
Other	—	—	—	(59)
Funds From Operations Available to Common Stockholders	$17,226	$25,685	$42,845	$52,325
Per Common Share — Basic and Diluted:
Net Income Available	$0.36	$0.09	$0.83	$0.03
Funds From Operations	$0.11	$0.25	$0.33	$0.50
Weighted Average Shares — Basic	163,426	104,193	128,953	104,120
Weighted Average Shares — Diluted	163,603	104,203	129,121	104,125

Same Property Net Operating Income
Net Operating Income is used by industry analysts, investors and Company management to measure operating performance of the Company's properties. Net Operating Income, which is rental property revenues less rental property operating expenses, excludes certain components from net income in order to provide results that are more closely related to a property's results of operations. Certain items, such as interest expense, while included in FFO and net income, do not affect the operating performance of a real estate asset and are often incurred at the corporate level as opposed to the property level. As a result, management uses only those income and expense items that are incurred at the property level to evaluate a property's performance. Depreciation and amortization are also excluded from Net Operating Income. Same Property Net Operating Income includes those office properties that have been fully operational in each of the comparable reporting periods. A fully operational property is one that has achieved 90% economic occupancy for each of the two periods presented or has been substantially complete and owned by the Company for each of the two periods presented and the preceding year. Same Property Net Operating Income allows analysts, investors and management to analyze continuing operations and evaluate the growth trend of the Company's portfolio.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net Operating Income - Consolidated Properties
Rental property revenues	$49,208	$31,125	$122,686	$88,347
Rental property expenses	(22,730)	(13,946)	(57,135)	(38,317)
Net Operating Income - Consolidated Properties	26,478	17,179	65,551	50,030
Net Operating Income - Discontinued Operations
Rental property revenues	1,237	6,522	3,924	23,468
Rental property expenses	(423)	(1,962)	(1,470)	(7,280)
Net Operating Income - Discontinued Operations	814	4,560	2,454	16,188
Net Operating Income - Unconsolidated Joint Ventures	7,542	5,881	21,571	18,083
Total Net Operating Income	$34,830	$27,620	$89,572	$84,301

Net Operating Income:
Same Property	$15,173	$14,513	$45,540	$43,329
Non-Same Property	19,657	13,107	44,032	40,972
Net Operating Income	$34,830	$27,620	$89,572	$84,301
Change year over year in Net Operating Income - Same Property	4.5%		5.1%
Same Property Net Operating Income increased 4.5% and 5.1% between the three and nine month 2013 and 2012 periods, respectively. The increase in the three month period is attributed to an increase in occupancy at North Point Center East and increased parking revenue at American Cancer Society Center. The increase in the nine month period is attributable to an increase in occupancy at North Point Center East and 191 Peachtree Tower as well as lower expenses and increased parking income at American Cancer Society Center.
Net rental rates for the office portfolio increased 8% and 8% on new leases and 12% and 5% on renewals in the three and nine month 2013 periods, respectively. Net rental rates for the retail portfolio decreased 16% and 3% on new leases and 7% and 12% on renewals between the three and nine month 2013 periods, respectively. Net rental rates represent average rent per square foot after operating expense reimbursement over the lease term for leased space that has not been vacant for more than one year.

Liquidity and Capital Resources
The Company’s primary liquidity sources are:

•	Net cash from operations;

•	Sales of assets;

•	Borrowings under its Credit Facility;

•	Proceeds from mortgage notes payable;

•	Proceeds from equity offerings; and

•	Joint venture formations.
The Company’s primary liquidity uses are:

•	Property acquisitions;

•	Expenditures on development projects;

•	Building improvements, tenant improvements and other leasing costs;

•	Principal and interest payments on indebtedness; and

•	Common and preferred stock dividends.
During 2013, the Company had several acquisitions that repositioned its portfolio, consistent with its strategy. In the first quarter of 2013, the Company purchased the remaining 80% interest in MSREF/Cousins Terminus 200 LLC, sold 50% of Terminus 100 and Terminus 200 and purchased Post Oak Central. Post Oak Central is a 1.3 million square foot office building in Houston, Texas. The purchase price of Post Oak Central was $230.9 million, net of rent credits. In the second quarter of 2013, the Company purchased 816 Congress Avenue, a 435,000 square foot office building in Austin, Texas, for $102.4 million, net of rent credits. In the third quarter of 2013, the Company purchased Greenway Plaza, a 10-building, 4.3 million square foot office property in

Houston, Texas and 777 Main, a 980,000 million square foot office building in Ft. Worth, Texas. The purchase price for these two Texas assets was $1.1 billion. The combined weighted average capitalization rate for Post Oak Central, Greenway Plaza, and 777 Main was 7.0%. The capitalization rate for 816 Congress Avenue and the Terminus properties was not a significant determinant of the purchase price. Capitalization rates are generally calculated by dividing projected annualized net operating income by the purchase price.
The Company funded the purchase of these assets with the sale of non-core operating properties, equity issuances, indebtedness and cash on hand.
In the third quarter of 2013, the Company sold its interests in three unconsolidated joint ventures - CF Murfreesboro Associates, CP Venture Two LLC, and CP Venture Five LLC - for $33.8 million, $23.3 million, and $30.0 million, respectively. Also in the third quarter, the Company sold Tiffany Springs MarketCenter for $53.4 million, which represented a 7.9% capitalization rate. The Company expects to sell additional assets prior to year end that will generate an additional $50.0 million.
The Company also issued 85.5 million shares of its common stock during 2013 in two public offerings. In the second quarter of 2013, the Company issued 16.5 million shares resulting in net proceeds of $165.1 million. In the third quarter of 2013, the Company issued 69.0 million shares resulting in net proceeds of $661.3 million.
In the third quarter of 2013, the Company closed two fixed rate non-recourse mortgage loans secured by Promenade and Post Oak Central, which generated proceeds of $302.8 million. The Promenade loan is a $114.0 million, 9-year loan that bears interest at a fixed rate of 4.27%. The Post Oak Central loan is a $188.8 million, 7-year loan that bears interest at a fixed rate of 4.26%. In addition, in the second quarter of 2013, Crawford Long - CPI, LLC refinanced the mortgage loan secured by the Emory University Hospital Midtown Medical Office Tower, resulting in net proceeds of $14.3 million to the Company. The Company also had net new borrowings under its Credit Facility of $51.1 million in 2013, which it expects to reduce upon closing of the fourth quarter 2013 asset sales discussed above.
In addition to these activities, in the second quarter of 2013, the Company redeemed all outstanding shares of its 7 3/4% Series A Cumulative Redeemable Preferred Stock for $74.8 million. The Company also purchased its partner's interest in a consolidated joint venture in the third quarter of 2013 for $24.5 million.
As a result of the 2013 activities outlined above, the Company’s debt to total market capitalization ratio decreased and its fixed charges coverage ratio increased. With $51.1 million outstanding under its Credit Facility as of September 30, 2013, the Company had $297.9 million available to be borrowed from this facility.
The Company may seek additional acquisitions and opportunistic investments in the remainder of 2013 and into 2014. The Company expects to fund these activities with one or more of the following: sale of additional non-core assets, additional borrowings under its Credit Facility, additional mortgage loans in existing or newly acquired properties, the issuance of common equity and joint ventures with third parties.
Contractual Obligations and Commitments
At September 30, 2013, the Company was subject to the following contractual obligations and commitments (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 years
Contractual Obligations:
Company debt:
Unsecured Credit Facility and construction facility	$65,538	$14,463	$—	$51,075	$—
Mortgage notes payable	577,296	8,229	32,236	146,349	390,482
Interest commitments (1)	157,771	28,224	53,894	41,589	34,064
Ground leases	147,947	916	2,237	3,471	141,323
Other operating leases	457	139	221	93	4
Total contractual obligations	$949,009	$51,971	$88,588	$242,577	$565,873
Commitments:
Unfunded tenant improvements and other	109,480	109,480	—	—	—
Letters of credit	1,000	1,000	—	—	—
Performance bonds	1,386	117	100	1,169	—
Total commitments	$111,866	$110,597	$100	$1,169	$—

(1)	Interest on variable rate obligations is based on rates effective as of September 30, 2013.

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
Cash Flows
The reasons for significant increases and decreases in cash flows between the periods are as follows:
Cash Flows from Operating Activities. Cash provided by operating activities increased $46.3 million between the nine month 2013 and 2012 periods due to the following:

•	Cash flows increased $53.5 million from joint ventures as a result of the sale of the Company's interest in CF Murfreesboro Associates, CP Venture Two LLC, and CP Venture Five LLC;

•
Cash flows increased $25.2 million from property operations due primarily to the acquisitions of Greenway Plaza, 777 Main, 816 Congress, and Post Oak Central and to the commencement of operations at Mahan Village;

•	Cash flows decreased $19.6 million as a result of discontinued operations;

•	Cash flows decreased $10.4 million as a result of the sale of 50% of Terminus 100;

•	Cash flows increased $2.8 million due to a reduction in interest paid between periods; and

•	Cash flows decreased $2.6 million due to costs associated with a term loan that was never utilized.
Cash Flows from Investing Activities. Cash flows provided by investing activities decreased $1.2 billion between the nine month 2013 and 2012 periods due to the following:

•
Cash flows decreased $1.4 billion from property acquisition, development and tenant asset expenditures due to the acquisition of Greenway Plaza, 777 Main, 816 Congress, and Post Oak Central in 2013, partially offset by a decrease in development expenditures between the periods;

•
Cash flows increased $98.7 million from proceeds from the sales of investment properties. In the 2013 period, the Company sold Tiffany Springs MarketCenter, effectively sold 50% of its interest in Terminus 100 to a third party, and continued to sell non-core land parcels. In the 2012 period, the Company sold its third party management and leasing business, The Avenue Collierville, and Galleria 75; and

•
Cash flows increased $61.0 million from distributions from unconsolidated joint ventures due mainly to the sale of the underlying assets and the resulting distribution by the CF Murfreesboro Associates joint venture and to a distribution from the MSREF/Cousins Terminus 200 and Crawford Long - CPI, LLC joint ventures.

Cash Flows from Financing Activities. Cash flows used in financing activities increased $1.0 billion between the nine month 2013 and 2012 periods due to the following:

•	Cash flows increased $826.5 million as a result of the issuance of 69.0 million common shares in August 2013 and 16.5 million common shares in April 2013; and

•
Cash flows from notes payable increased $194.4 million primarily as a result of entering into mortgage notes secured by Promenade and Post Oak Central in 2013, entering the 191 Peachtree Tower mortgage note in 2012, and from the repayment of the Terminus 100 mortgage note payable in 2013.

Capital Expenditures. The Company incurs costs related to its real estate assets that include acquisition of undeveloped land, development and construction of new properties, redevelopment of existing properties, leasing costs for tenants, and ongoing property repairs and maintenance. In addition, the Company may purchase existing operating properties.
Capital expenditures for assets the Company develops or acquires and then holds and operates are included in the property acquisition, development and tenant asset expenditures line item within investing activities on the statements of cash flows. Amounts accrued are removed from the table below (accrued capital adjustment) to show the components of these costs on a cash basis. Components of costs included in this line item for the nine months ended September 30, 2013 and 2012 are as follows (in thousands):

	Nine Months Ended September 30,
	2013	2012
Acquisition of property	$1,456,763	$63,445
Development	10,029	12,834
Operating — building improvements	28,510	2,495
Operating — leasing costs	4,270	13,418
Capitalized interest	277	368
Capitalized personnel costs	4,070	1,097
Accrued capital adjustment	(1,903)	461
Total property acquisition and development expenditures	$1,502,016	$94,118
Capital expenditures increased in 2013 mainly due to the acquisitions of Greenway Plaza, 777 Main, 816 Congress, Post Oak Central, and the remaining interest in Terminus 200 during 2013. Capital expenditures also increased due to building improvements at 816 Congress, 191 Peachtree Tower, 2100 Ross, Promenade and Post Oak Central. 2100 Ross, Promenade and Post Oak Central are undergoing renovations. This increase was partially offset by a decrease in development expenditures. Tenant improvements and leasing costs, as well as related capitalized personnel costs, are a function of the number and size of newly executed leases or renewals of existing leases. The amount of tenant improvement and leasing costs on a per square foot basis varies by lease and by market. Tenant improvement and leasing costs per square foot have increased during recent periods, but amounts have stabilized overall and are decreasing in some of the Company's markets. Given the increase in the size of the Company's operating portfolio, in future periods management expects tenant improvements and leasing costs to be greater than those experienced in 2013.
Dividends. The Company paid cash common dividends of $18.7 million and $14.1 million in each of the nine month 2013 and 2012 periods, respectively. The Company paid cash preferred dividends of $8.2 million and $9.7 million in the nine month 2013 and 2012 periods, respectively. The Company funded the dividends with cash provided by operating activities. The Company expects to fund its quarterly distributions to common and preferred stockholders with cash provided by operating activities.
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
Debt. At September 30, 2013, the Company’s unconsolidated joint ventures had aggregate outstanding indebtedness to third parties of $230.3 million. These loans are generally mortgage or construction loans, most of which are non-recourse to the Company, except as described in the paragraphs below. In addition, in certain instances, the Company provides “non-recourse carve-out guarantees” on these non-recourse loans. Certain of these loans have variable interest rates, which creates exposure to the ventures in the form of market risk from interest rate changes. At September 30, 2013, $14.4 million of the loans at unconsolidated joint ventures were recourse to the Company.
The Company guarantees 25% of two of the four outstanding loans at the Cousins Watkins LLC joint venture, which owns four retail shopping centers. The two loans have a total capacity of $16.3 million, of which the Company guarantees 25% of the outstanding balance. At September 30, 2013, the Company guaranteed $2.9 million, based on current amounts outstanding under these loans. These guarantees may be reduced or eliminated based on achievement of certain criteria.
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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
In February 2013, the Company effectively sold 50% of its interest in Terminus 100 to a third party. Based upon the ownership and management structure of the joint venture that owns Terminus 100 after these transactions, the Company accounts for its investment in this entity under the equity method and no longer consolidates the Terminus 100 mortgage note. In addition, in September 2013, the Company closed two new mortgage loans secured by Promenade and Post Oak Central, respectively. Therefore, the market risk associated with Company's notes payable has changed since that disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2012. The following table outlines the market risk associated with the Company's consolidated notes payable as of September 30, 2013 ($ in thousands):

	Twelve months ended September 30,
	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value
Fixed Rate:
Principal maturities	$174	$—	$15,526	$133,112	$—	$428,484	$577,296	$680,975
Average interest rate	4.13%	—	5.66%	6.45%	—	4.16%	4.72%
Variable Rate:
Principal maturities	$14,463	$—	$51,075	$—	$—	$—	$65,538	$65,377
Average interest rate (1)	1.83%	—	1.68%	—	—	—	1.71%
(1) Interest rates on variable rate notes payable are equal to the variable rates in effect on September 30, 2013.

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
Item 1A. Risk Factors.
The Company detailed its risk factors in Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The Company updated its risk factors and filed this information in a Current Report on Form 8-K dated July 29, 2013. The risk factors included in this Form 8-K are incorporated herein by reference.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
For information on the Company’s equity compensation plans, see note 7 of the Company’s Annual Report on Form 10-K, and note 6 to the unaudited condensed consolidated financial statements set forth in this Form 10-Q. The Company did not make any sales of unregistered securities during the third quarter of 2013.
The Company purchased the following common shares during the third quarter of 2013:

	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)
July 1 - 31	—	N/A
August 1 - 30	—	N/A
September 1 - 31	14,666	$10.56
	14,666	$10.56
(1) Activity for the third quarter of 2013 related to the remittances of shares for income taxes associated with option exercises.

Item 6. Exhibits.

2.1
Purchase and Sale Contract, dated as of July 19, 2013, by and between Crescent Crown Greenway Plaza SPV, LLC, Crescent Crown Seven Greenway SPV, LLC, Crescent Crown Nine Greenway SPV, LLC, and Crescent Crown Edloe Garage SPV, LLC and Cousins Properties Incorporated (schedules and exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K), filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed July 29, 2013 and incorporated herein by reference. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

2.2
Purchase and Sale Contract, dated as of July 19, 2013, by and between Crescent One SPV, LLC and Cousins Properties Incorporated (schedules and exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K), filed as Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed July 29, 2013 and incorporated herein by reference. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

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

10.1
Loan Agreement dated as of July 29, 2013 among Cousins Properties Incorporated, as the Borrower, certain consolidated entities of the Borrower from time to time party thereto, as the Guarantors, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., as Syndication Agent, and the other Lenders party thereto, filed as Exhibit 10.1 to the Registrant’s Amendment No. 1 to Current Report on Form 8-K filed July 29, 2013 and incorporated herein by reference.

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

COUSINS PROPERTIES INCORPORATED
/s/ Gregg D. Adzema
Gregg D. Adzema
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)
Date: October 30, 2013