Form 10-K
period 2013-12-31
COUSINS PROPERTIES INC
filed 2014-02-13
CIK 25232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 28, 2013, the aggregate market value of the common stock of Cousins Properties Incorporated held by non-affiliates was $1,138,511,259 based on the closing sales price as reported on the New York Stock Exchange. As of February 6, 2014, 189,746,659 shares of common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s proxy statement for the annual stockholders meeting to be held on May 6, 2014 are incorporated by reference into Part III of this Form 10-K.

FORWARD-LOOKING STATEMENTS
Certain matters contained in this report are “forward-looking statements” within the meaning of the federal securities laws and are subject to uncertainties and risks, as itemized in Item 1A included in this Form 10-K. These forward-looking statements include information about possible or assumed future results of the Company's business and the Company's financial condition, liquidity, results of operations, plans, and objectives. They also include, among other things, statements regarding subjects that are forward-looking by their nature, such as:

•	the Company's business and financial strategy;
•the Company's ability to obtain future financing arrangements;
•future acquisitions and future dispositions of operating assets;
•future acquisitions of land;
•future development and redevelopment opportunities;
•future dispositions of land and other non-core assets;
•projected operating results;
•market and industry trends;
•future distributions;
•projected capital expenditures; and
•interest rates.
The forward-looking statements are based upon management's beliefs, assumptions, and expectations of the Company's future performance, taking into account information currently available. These beliefs, assumptions, and expectations may change as a result of possible events or factors, not all of which are known. If a change occurs, the Company's business, financial condition, liquidity, and results of operations may vary materially from those expressed in forward-looking statements. Actual results may vary from forward-looking statements due to, but not limited to, the following:

•	the availability and terms of capital and financing;

•	the ability to refinance indebtedness as it matures;

•	the failure of purchase, sale, or other contracts to ultimately close;

•	the failure to achieve anticipated benefits from acquisitions or dispositions;

•	the potential dilutive effect of common stock offerings;

•	the availability of buyers and adequate pricing with respect to the disposition of assets;

•	risks related to the geographic concentration of our portfolio;

•	risks and uncertainties related to national and local economic conditions, the real estate industry in general, and the commercial real estate markets in particular;

•	changes to the Company's strategy with regard to land and other non-core holdings that require impairment losses to be recognized;

•	the effect of the sale of the Company's third party management and leasing business;

•	leasing risks, including the ability to obtain new tenants or renew expiring tenants, and the ability to lease newly developed and/or recently acquired space;

•	the financial condition of existing tenants;

•	volatility in interest rates and insurance rates;

•	the availability of sufficient investment opportunities;

•	competition from other developers or investors;

•	the risks associated with real estate developments and acquisitions (such as zoning approval, receipts of required permits, construction delays, cost overruns, and leasing risk);

•	the loss of key personnel;

•	the potential liability for uninsured losses, condemnation, or environmental issues;

•	the potential liability for a failure to meet regulatory requirements;

•	the financial condition and liquidity of, or disputes with, joint venture partners;

•	any failure to comply with debt covenants under credit agreements; and

•	any failure to continue to qualify for taxation as a real estate investment trust.
The words “believes,” “expects,” “anticipates,” “estimates,” “plans,” “may,” “intend,” “will,” or similar expressions are intended to identify forward-looking statements. Although the Company believes its plans, intentions, and expectations reflected in any forward-looking statements are reasonable, the Company can give no assurance that such plans, intentions, or expectations will be achieved. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of future events, new information, or otherwise, except as required under U.S. federal securities laws.

PART I

Item 1.	Business
Corporate Profile
Cousins Properties Incorporated (the “Registrant” or “Cousins”) is a Georgia corporation, which, since 1987, has elected to be taxed as a real estate investment trust (“REIT”). Cousins Real Estate Corporation (“CREC”), including its subsidiaries, is a taxable entity wholly-owned by the Registrant, which is consolidated with the Registrant. CREC owns, develops, and manages its own real estate portfolio and performs certain real estate related services for other parties. The Registrant, its subsidiaries, and CREC combined are hereafter referred to as the “Company.” The Company has been a public company since 1962, and its common stock trades on the New York Stock Exchange under the symbol “CUZ.”
Company Strategy
The Company’s strategy is to create value for its stockholders through the acquisition, development, ownership, and management of top-tier urban office assets and opportunistic mixed-use developments in Sunbelt markets, with a particular focus on Georgia, Texas, and North Carolina. The Company’s strategy is based on a simple platform, trophy assets, opportunistic investments, and a strong balance sheet. This approach enables the Company to maintain a targeted, asset-specific approach to investing where it seeks to leverage its acquisition and development skills, relationships, market knowledge, and operational expertise. The Company expects to generate returns and create stockholder value through the lease up of its existing portfolio, the execution of its development pipeline, and through opportunistic acquisition and development investments within its core markets.
2013 Activities
During 2013, the Company engaged in several transactions that (1) further simplified its business platform by selling substantially all of its lifestyle and power center retail assets; (2) increased its exposure to the Texas markets through its acquisition activities; (3) maintained its strong balance sheet through equity and debt activities; and (4) increased occupancy at its existing assets through its leasing activities. The following is a summary of the significant 2013 activities of the Company.
Acquisition Activity

•
Purchased the remaining 80% interest in Terminus 200 that it did not already own from a fund managed by Morgan Stanley Real Estate Investing in a transaction that valued the property at $164.0 million and simultaneously formed a 50/50 joint venture with institutional investors advised by J.P. Morgan Asset Management for both Terminus 100 and Terminus 200.

•	Purchased Post Oak Central, a Class-A office complex in the Galleria submarket of Houston, from an affiliate of J.P. Morgan Asset Management for $230.9 million.

•	Purchased 816 Congress, a Class-A office tower in downtown Austin, for $102.4 million.

•
Purchased Greenway Plaza, a 4.3 million square-foot 10-building office portfolio in Houston, and 777 Main, a 980,000 square-foot office tower in Fort Worth, Texas. The total purchase price for these assets was $1.1 billion.

Development Activity

•	Commenced construction of Colorado Tower, a Class-A office tower in downtown Austin, which is expected to have 373,000 square feet of space, with a total projected cost of $126.1 million.

•	Commenced construction of the second phase of Emory Point, which is expected to consist of 307 apartments and 43,000 square feet of retail space, with a total projected cost of $73.3 million.
Disposition Activity

•	Sold Tiffany Springs MarketCenter for $53.5 million.

•	Sold the Company’s interest in CP Venture Two LLC and CP Venture Five LLC in a transaction that valued its interest at $57.4 million prior to the allocation of property level debt.

•	Sold the The Avenue Murfreesboro, which was held through CF Murfreesboro Associates, in a transaction that valued the Company's interest at $82.0 million.

•	Sold the Inhibitex office building for $8.3 million prior to the allocation of free rent credits.

•	Sold all remaining land at the Company’s Jefferson Mill project for $2.9 million.

•	Sold nine acres of land in Round Rock, Texas for $2.8 million.
Financing Activity

•	Issued 85.5 million shares of common stock in two offerings at an average price of $10.09 per share, generating net proceeds of $826.2 million.

•	Redeemed all outstanding shares of the Company’s Series A Cumulative Redeemable Preferred Stock for $74.8 million.

•	Closed a non-recourse mortgage loan on Promenade with a principal balance of $114.0 million, a fixed interest rate of 4.27%, and a term of nine years.

•	Closed a non-recourse mortgage loan on Post Oak Central with a principal balance of $188.8 million, a fixed interest rate of 4.26%, and a term of seven years.

•
Closed a construction loan on Emory Point Phase II with an available balance of $46.0 million, a variable interest rate of one-month LIBOR plus 1.85%, and a term of three years with two one-year extension options.

•	Refinanced the mortgage loan on Emory University Hospital Midtown Medical Office Tower, lowering the interest rate to 3.5% from 5.9%.
Portfolio Activity

•	Leased or renewed 1,720,000 square feet of office and retail space.

•	On a same property basis, increased percent weighted average occupied from 89.0% in the fourth quarter of 2012 to 90.4% in the fourth quarter of 2013.

•	Cash-basis second generation net effective rent for the fourth quarter was up 11.3% over the prior year.
Other Activity

•
Recognized an additional gain of $4.6 million associated with the 2012 sale of the Company’s third party management business. This amount was based upon the performance of the management and leasing contracts for the year following the sale.

Effect of 2013 Activities
As a result of the significant 2013 activity discussed above, the Company is larger, has more assets in Texas, is more focused on the office sector, is less leveraged, and is more efficiently managed. Below are certain metrics that demonstrate these changes:

	December 31,
	2012	2013
Total market capitalization (in billions)	$1.6	$2.9
Texas square footage to total square footage	8.9%	51.5%
Office square footage to total square footage	65.6%	93.8%
Debt to total market capitalization	36.5%	29.5%
Same property weighted average occupancy (fourth quarter)	89.0%	90.4%
Land as percentage of undepreciated assets	3.5%	1.6%
Annualized general and administrative expense as a percentage of undepreciated assets (fourth quarter)	1.3%	0.7%
Environmental Matters
The Company’s business operations are subject to various federal, state, and local environmental laws and regulations governing land, water, and wetlands resources. Among these are certain laws and regulations under which an owner or operator of real estate could become liable for the costs of removal or remediation of certain hazardous or toxic substances present on or in such property. Such laws often impose liability without regard to whether the owner knew of, or was responsible for, the presence of such hazardous or toxic substances. The presence of such substances, or the failure to properly remediate such substances, may subject the owner to substantial liability and may adversely affect the owner’s ability to develop the property or to borrow using such real estate as collateral.
The Company typically manages this potential liability through performance of Phase I Environmental Site Assessments and, as necessary, Phase II environmental sampling, on properties it acquires or develops, although no assurance can be given that environmental liabilities do not exist, that the reports revealed all environmental liabilities or that no prior owner created any material environmental condition not known to the Company. In certain situations, the Company has also sought to avail itself of legal and regulatory protections offered by federal and state authorities to prospective purchasers of property. Where applicable studies have resulted in the determination that remediation was required by applicable law, the necessary remediation is typically incorporated into the acquisition or development activity of the relevant property. The Company is not aware of any environmental liability that the Company’s management believes would have a material adverse effect on the Company’s business, assets, or results of operations.
Certain environmental laws impose liability on a previous owner of a property to the extent that hazardous or toxic substances were present during the prior ownership period. A transfer of the property does not necessarily relieve an owner of such liability. Thus, although the Company is not aware of any such situation, the Company may be liable in respect to properties previously sold. The Company believes that it and its properties are in compliance in all material respects with all applicable federal, state, and local laws, ordinances, and regulations governing the environment.
Competition
The Company competes with other real estate owners with similar properties located in its markets, and distinguishes itself to tenants/buyers primarily on the basis of location, rental rates/sales prices, services provided, reputation, and the design and condition of the facilities. The Company also competes with other real estate companies, financial institutions, pension funds, partnerships, individual investors, and others when attempting to acquire and develop properties.
Executive Offices; Employees
The Registrant’s executive offices are located at 191 Peachtree Street, Suite 500, Atlanta, Georgia 30303-1740. On December 31, 2013, the Company employed 237 people.
Available Information
The Company makes available free of charge on the “Investor Relations” page of its website, www.cousinsproperties.com, its filed and furnished reports on Forms 10-K, 10-Q, and 8-K, and all amendments thereto, as soon as reasonably practicable after the reports are filed with or furnished to the Securities and Exchange Commission (the “SEC”).
The Company’s Corporate Governance Guidelines, Director Independence Standards, Code of Business Conduct and Ethics, and the Charters of the Audit Committee, the Investment Committee, and the Compensation, Succession, Nominating and Governance Committee of the Board of Directors are also available on the “Investor Relations” page of the Company’s website. The information contained on the Company’s website is not incorporated herein by reference. Copies of these documents (without exhibits, when applicable) are also available free of charge upon request to the Company at 191 Peachtree Street, Suite 500, Atlanta, Georgia 30303-1740, Attention: Marli Quesinberry, Investor Relations. Ms. Quesinberry may also be reached by telephone at (404) 407-1898 or by facsimile at (404) 407-1899. In addition, the SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers, including the Company, that file electronically with the SEC at www.sec.gov.

Item 1A.	Risk Factors
Set forth below are the risks we believe investors should consider carefully in evaluating an investment in the securities of Cousins Properties Incorporated.
General Risks of Owning and Operating Real Estate
Our ownership of commercial real estate involves a number of risks, the effects of which could adversely affect our business.

General economic and market risks. In periods during, or following, a general economic decline or recessionary climate, our assets may not generate sufficient cash to pay expenses, service debt, or cover maintenance, and, as a result, our results of operations and cash flows may be adversely affected. Several factors may adversely affect the economic performance and value of our properties. These factors include, among other things:

•	changes in the national, regional and local economic climate;

•	local real estate conditions such as an oversupply of rentable space or a reduction in demand for rentable space;

•	the attractiveness of our properties to tenants or buyers;

•	competition from other available properties;

•	changes in market rental rates and related concessions granted to tenants including, but not limited to, free rent, tenant allowances, and tenant improvement allowances; and

•	the need to periodically repair, renovate, and re-lease buildings.
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
Our ability to collect rent from tenants may affect our ability to pay for adequate maintenance, insurance, and other operating costs (including real estate taxes). Also, the expense of owning and operating a property is not necessarily reduced when circumstances such as market factors cause a reduction in income from the property. If a property is mortgaged and we are unable to meet the mortgage payments, the lender could foreclose on the mortgage and take title to the property. In addition, interest rate levels, the availability of financing, changes in laws, and governmental regulations (including those governing usage, zoning and taxes) may adversely affect our financial condition.
Impairment risks. We regularly review our real estate assets for impairment; and based on these reviews, we may record impairment losses that have an adverse effect on our results of operations. Negative or uncertain market and economic conditions, as well as market volatility, increase the likelihood of incurring impairment losses. If management decides to sell a real estate asset rather than holding it for long term investment or reduces its estimates of future cash flows on a real estate asset, the risk of impairment increases. The magnitude of and frequency with which these charges occur could materially and adversely affect our business, financial condition, and results of operations.
Leasing risk. Our operating revenues are dependent upon entering into leases with, and collecting rents from, our tenants. Tenants whose leases are expiring may desire to decrease the space they lease and/or may be unwilling to continue their lease. When leases expire or are terminated, replacement tenants may not be available upon acceptable terms and market rental rates may be lower than the previous contractual rental rates. Also, our tenants may approach us for additional concessions in order to remain open and operating. The granting of these concessions may adversely affect our results of operations and cash flows to the extent that they result in reduced rental rates, additional capital improvements, or allowances paid to, or on behalf of, the tenants.
Tenant and property concentration risk. As of December 31, 2013, our top 20 tenants represented 41% of our annualized base rental revenues. While no single tenant accounts for more than 7% of our annualized base rental revenues, the loss of one or more of these tenants could have a significant negative impact on our results of operations or financial condition if a suitable replacement tenant is not secured in a timely fashion.
For the three months ended December 31, 2013, 32% of our net operating income was derived from the metropolitan Atlanta area and 49% was derived from the metropolitan Houston area. In addition, as of December 31, 2013, 21% of our total square footage was leased to tenants in the energy sector. Any adverse economic conditions impacting Atlanta, Houston, or any of their submarkets or the energy industry could adversely affect our overall results of operations and financial condition.
Uninsured losses and condemnation costs. Accidents, earthquakes, terrorism incidents, and other losses at our properties could adversely affect our operating results. Casualties may occur that significantly damage an operating property, and insurance proceeds may be less than the total loss incurred by us. Although we maintain casualty insurance under policies we believe to be adequate and appropriate, including rent loss insurance on operating properties, some types of losses, such as those related to the termination of longer-term leases and other contracts, generally are not insured. Certain types of insurance may not be available or may be available on terms that could result in large uninsured losses. Property ownership also involves potential liability to third parties for such matters as personal injuries occurring on the property. Such losses may not be fully insured. In addition to uninsured losses, various government authorities may condemn all or parts of operating properties. Such condemnations could adversely affect the viability of such projects.
Environmental issues. Environmental issues that arise at our properties could have an adverse effect on our financial condition and results of operations. Federal, state, and local laws and regulations relating to the protection of the environment may require a current or previous owner or operator of real estate to investigate and clean up hazardous or toxic substances or petroleum product releases at a property. If determined to be liable, the owner or operator may have to pay a governmental entity or third parties for property damage and for investigation and clean-up costs incurred by such parties in connection with the contamination, or perform such investigation and clean-up itself. Although certain legal protections may be available to prospective purchasers of property, these laws typically impose clean-up responsibility and liability without regard to whether the owner or operator knew of or caused the presence of the regulated substances. Even if more than one person may have been responsible for the release of regulated substances at the property, each person covered by the environmental laws may be held responsible for all of the clean-up costs incurred. In addition, third parties may sue the owner or operator of a site for damages and costs resulting from regulated substances emanating from that site. We are not currently aware of any environmental liabilities at locations that we believe could have a material adverse effect on our business, assets, financial condition, or results of operations. Unidentified environmental liabilities could arise, however, and could have an adverse effect on our financial condition and results of operations.
Joint venture structure risks. Similar to other real estate companies, we have interests in various joint ventures (including partnerships and limited liability companies) and may in the future invest in real estate through such structures. Our venture partners may have rights to take actions over which we have no control, or the right to withhold approval of actions that we propose, either of which could adversely affect our interests in the related joint ventures and in some cases our overall financial condition and results of operations. These structures involve participation by other parties whose interests and rights may not be the same as ours. For example, a venture partner might have economic and/or other business interests or goals which are incompatible with our business interests or goals and that venture partner may be in a position to take action contrary to our interests. In addition, such venture partners may default on their obligations, which could have an adverse impact on the financial condition and operations of the joint venture. Such defaults may result in our fulfilling their obligations that may, in some cases, require us to contribute additional capital to the ventures. Furthermore, the success of a project may be dependent upon the expertise, business judgment, diligence, and effectiveness of our venture partners in matters that are outside our control. Thus, the involvement of venture partners could adversely impact the development, operation, ownership, or disposition of the underlying properties.
Liquidity risk. Real estate investments are relatively illiquid and can be difficult to sell and convert to cash quickly. As a result, our ability to sell one or more of our properties, whether in response to any changes in economic or other conditions or in response to a change in strategy, may be limited. In the event we want to sell a property, we may not be able to do so in the desired time period, the sales price of the property may not meet our expectations or requirements, and we may be required to record an impairment loss on the property as a result.
Compliance or failure to comply with federal, state and local regulatory requirements could result in substantial costs.
Our properties are subject to various federal, state, and local regulatory requirements, such as the Americans with Disabilities Act and state and local fire, health, and life safety requirements. Compliance with these regulations may involve upfront expenditures and/or ongoing costs. If we fail to comply with these requirements, we could incur fines or other monetary damages. We do not know whether existing requirements will change or whether compliance with existing or future requirements will require significant unanticipated expenditures that will affect our cash flows and results of operations.
Any failure to timely sell land holdings could result in additional impairment charges and adversely affect our results of operations.
We maintain holdings of non-income producing land, some of which we may liquidate to generate capital as opposed to holding the land for future development or capital appreciation. The liquidation of our land holdings carries the risk that we will sell the land for less than our basis requiring us to record impairment losses.
Financing Risks
At certain times, interest rates and other market conditions for obtaining capital are unfavorable, and, as a result, we may be unable to raise the capital needed to invest in acquisition or development opportunities, maintain our properties, or otherwise satisfy our commitments on a timely basis, or we may be forced to raise capital at a higher cost or under restrictive terms, which could adversely affect returns on our investments, our cash flows, and results of operations.

We finance our acquisition and development projects through one or more of the following: our Credit Facility, permanent mortgages, the sale of assets, construction loans, joint venture equity, issuance of common stock, and issuance of preferred stock. Each of these sources may be constrained from time to time because of market conditions, and the related cost of raising this capital may be unfavorable at any given point in time. These sources of capital, and the risks associated with each, include the following:

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

•
Mortgage financing. The availability of financing in the mortgage markets is dependent upon various conditions, including the willingness of mortgage lenders to lend at any given point in time. Interest rates and loan-to-value ratios may also be volatile, and we may from time to time elect not to proceed with mortgage financing due to unfavorable terms offered by lenders. This could adversely affect our ability to finance acquisition or development activities. In addition, if a property is mortgaged to secure payment of indebtedness and we are unable to make the mortgage payments, the lender may foreclose, resulting in loss of income and asset value. We may not be able to refinance debt secured by our properties at the same levels or on the same terms, which could adversely affect our business, financial condition and results of operations. Further, at the time a loan matures, the property may be worth less than the loan amount and, as a result, the Company may determine not to refinance the loan and permit foreclosure, generating a loss to the Company and defaults on other loans.

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

•
Common stock. We have sold common stock from time to time to raise capital. Common stock offerings may have a dilutive effect on our earnings per share and funds from operations per share after giving effect to the issuance of our common stock in an offering and the receipt of the expected net proceeds. The actual amount of dilution, if any, from any future offering of common stock will be based on numerous factors, particularly the use of proceeds and any return generated thereby, and cannot be determined at this time. The per share trading price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market in connection with an offering, or otherwise, or as a result of the perception or expectation that such sales could occur. We can also provide no assurance that conditions will be favorable for future issuances of common stock when we need the capital, which could have an adverse effect on our ability to fund acquisition and development activities.

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

As a result of any additional indebtedness incurred to consummate acquisitions, we may experience a potential material adverse effect on our financial condition and results of operations.
The incurrence of new indebtedness could have adverse consequences on our business, such as:

•
requiring us to use a substantial portion of our cash flow from operations to service our indebtedness, which would reduce the available cash flow to fund working capital, capital expenditures, development projects and other general corporate purposes and reduce cash for distributions;

•	limiting our ability to obtain additional financing to fund our working capital needs, acquisitions, capital expenditures or other debt service requirements or for other purposes;

•	increasing the costs of incurring additional debt;

•	increasing our exposure to floating interest rates;

•	limiting our ability to compete with other companies who are not as highly leveraged, as we may be less capable of responding to adverse economic and industry conditions;

•	restricting us from making strategic acquisitions, developing properties or exploiting business opportunities;

•	restricting the way in which we conduct our business because of financial and operating covenants in the agreements governing our existing and future indebtedness;

•
exposing us to potential events of default (if not cured or waived) under covenants contained in our debt instruments that could have a material adverse effect on our business, financial condition and operating results;

•	increasing our vulnerability to a downturn in general economic conditions; and

•	limiting our ability to react to changing market conditions in our industry.
The impact of any of these potential adverse consequences could have a material adverse effect on our results of operations, financial condition, and liquidity.
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
Some of our property mortgages contain customary negative covenants, including limitations on our ability, without the lender’s prior consent, to further mortgage that property, to enter into new leases, to modify existing leases, or to sell that property. Compliance with these covenants and requirements could harm our operational flexibility and financial condition.
Our degree of leverage could limit our ability to obtain additional financing or affect the market price of our securities.
Total debt as a percentage of either total asset value or total market capitalization is often used by analysts to gauge the financial health of equity REITs such as us. If our degree of leverage is viewed unfavorably by lenders or potential joint venture partners, it could affect our ability to obtain additional financing. In general, our degree of leverage could also make us more vulnerable to a downturn in business or the economy. In addition, changes in our debt to market capitalization ratio, which is in part a function of our stock price, or to other measures of asset value used by financial analysts, may have an adverse effect on the market price of common stock.
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

•
Abandoned predevelopment costs. The development process inherently requires that a large number of opportunities be pursued with only a few actually being developed and constructed. We may incur significant costs for predevelopment activity for projects that are later abandoned, which would directly affect our results of operations. For projects that are later abandoned, we must expense certain costs, such as salaries, that would have otherwise been capitalized. We have procedures and controls in place that are intended to minimize this risk, but it is likely that we will incur predevelopment expense on subsequently abandoned projects on an ongoing basis.

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

•
Reputation risks. We have historically developed and managed a significant portion of our real estate portfolio and believe that we have built a positive reputation for quality and service with our lenders, joint venture partners and tenants. If we were viewed as developing underperforming properties, suffered sustained losses on our investments, defaulted on a significant level of loans or experienced significant foreclosure or deed in lieu of foreclosure of our properties, our reputation could be damaged. In addition, our strategic disposition of many of our retail projects may negatively impact our relationships with retail tenants in other parts of our portfolio. Damage to our reputation could make it more difficult to successfully develop or acquire properties in the future and to continue to grow and expand our relationships with our lenders, joint venture partners and tenants, which could adversely affect our business, financial condition, and results of operations.

•
Governmental approvals. All necessary zoning, land-use, building, occupancy and other required governmental permits and authorization may not be obtained, may only be obtained subject to onerous conditions or may not be obtained on a timely basis resulting in possible delays, decreased profitability, and increased management time and attention.

We may face risks associated with property acquisitions, including the acquisition of Greenway Plaza and 777 main (the "Texas Acquisition") and other recent acquisition.
The risks associated with property acquisitions are similar to those described above for real estate development. However, certain additional risks may be present for property acquisitions and redevelopment projects. These risks may include:

•	difficulty finding properties that are consistent with our strategy and that meet our standards;

•	difficulty negotiating with new or existing tenants;

•	the extent of competition for a particular market for attractive acquisitions may hinder our desired level of property acquisitions or redevelopment projects;

•	the actual costs and timing of repositioning or redeveloping acquired properties may be greater than our estimates;

•	the occupancy levels, lease-up timing and rental rates may not meet our expectations;

•	the acquired properties may fail to meet internal projections or otherwise fail to perform as expected;

•	the acquired property may be in a market that is unfamiliar to us and could present additional unforeseen business challenges;

•	the timing of property acquisitions may lag the timing of property dispositions, leading to periods of time where projects' proceeds are not invested as profitably as we desire;

•	the inability to obtain financing for acquisitions on favorable terms or at all;

•
the inability to successfully integrate the operations, maintain consistent standards, controls, policies and procedures, or realize the anticipated benefits of acquisitions within the anticipated time frames or at all;

•	the inability to effectively monitor and manage our expanded portfolio of properties, retain key employees or attract highly qualified new employees;

•	the possible decline in value of the acquired assets;

•	the diversion of our management’s attention away from other business concerns; and

•	the exposure to any undisclosed or unknown issues, expenses, or potential liabilities relating to acquisitions.
In addition, we may acquire properties subject to liabilities, and with no or limited recourse against the prior owners or other third parties. As a result, if a liability were asserted against us based upon ownership of those properties, we might have to pay substantial sums to settle or contest it. Any of these risks could cause a failure to realize the intended benefits of our acquisitions and could have a material adverse effect on our financial condition, results of operations, and the market price of our common stock.
The pro forma financial information included in this Form 10-K may not be indicative of our actual financial position or results of operations.
The pro forma financial information contained in this Form 10-K is not necessarily indicative of what our actual financial position or results of operations would have been had the related transactions been completed as of the date indicated. The pro forma financial information reflects adjustments, which are based upon assumptions and preliminary estimates that we believe to be reasonable, but we can provide no assurance that any or all of such assumptions or estimates will turn out to be correct.
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
Our operating results have fluctuated greatly in the past, due to, among other things, volatility in land sales, property sales, residential lot sales and impairment losses. We are currently engaged in a strategy to simplify our business and focus our resources on Class A office properties in our primary markets which we expect to make our operating results less volatile over time. However, our historical volatility may not allow for predictability in the market by analysts and investors. Therefore, our historical performance may not be a meaningful indicator of our future results.
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

We face risks associated with security breaches through cyber attacks, cyber intrusions, or otherwise, as well as other significant disruptions of our information technology (IT) networks and related systems.
We face risks associated with security breaches or disruptions, whether through cyber attacks or cyber intrusions over the Internet, malware, computer viruses, attachments to emails, persons inside our organization, or persons with access to systems inside our organization, and other significant disruptions of our IT networks and related systems. The risk of a security breach or disruption, particularly through cyber attacks or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Our IT networks and related systems are essential to the operation of our business and our ability to perform day-to-day operations (including managing our building systems) and, in some cases, may be critical to the operations of certain of our tenants. There can be no assurance that our efforts to maintain the security and integrity of these types of IT networks and related systems will be effective or that attempted security breaches or disruptions would not be successful or damaging. A security breach or other significant disruption involving our IT networks and related systems could adversely impact our financial condition, results of operations, cash flows, liquidity, and the market price of our common stock.
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
The following table sets forth certain information related to operating properties in which the Company has an ownership interest. Information presented in note 5 to the consolidated financial statements provides additional information related to the Company’s joint ventures. Except as noted, all information presented is as of December 31, 2013 ($ in thousands):

						Company's Share
	Property Description	Metropolitan Area	Rentable Square Feet	Financial Statement Presentation	Company's Ownership Interest	End of Period Leased	Weighted Average Occupancy (1)	% of Total Net Operating Income (2)	Property Level Debt ($000)	Annualized Base Rents (3)
I.	OFFICE PROPERTIES
	191 Peachtree Tower	Atlanta	1,225,000	Consolidated	100%	86.6%	86.5%	12%	100,000
	The American Cancer Society Center	Atlanta	996,000	Consolidated	100%	82.4%	82.8%	9%	132,714
	Promenade	Atlanta	777,000	Consolidated	100%	89.2%	69.1%	7%	113,573
	Terminus 100	Atlanta	656,000	Unconsolidated	50%	98.3%	95.7%	7%	66,971
	North Point Center East (6)	Atlanta	540,000	Consolidated	100%	94.4%	91.3%	5%	—
	Terminus 200	Atlanta	566,000	Unconsolidated	50%	88.4%	87.9%	3%	41,000
	Meridian Mark Plaza	Atlanta	160,000	Consolidated	100%	99.0%	97.6%	3%	25,813
	Emory University Hospital Midtown Medical Office Tower	Atlanta	358,000	Unconsolidated	50%	98.1%	98.5%	3%	37,500
	GEORGIA		5,278,000					49%	517,571

	Greenway Plaza (4)	Houston	4,348,000	Consolidated	100%	95.4%	95.1%	19%	—
	Post Oak Central (5)	Houston	1,280,000	Consolidated	100%	94.5%	92.0%	12%	188,310
	777 Main	Fort Worth	980,000	Consolidated	100%	73.9%	88.9%	2%	—
	2100 Ross Avenue	Dallas	844,000	Consolidated	100%	79.2%	61.7%	4%	—
	816 Congress	Austin	435,000	Consolidated	100%	76.6%	81.1%	3%	—
	The Points at Waterview	Dallas	203,000	Consolidated	100%	89.6%	89.6%	1%	15,139
	TEXAS		8,090,000					41%	203,449

	Lakeshore Park Plaza (7)	Birmingham	197,000	Consolidated	(8)	97.7%	97.2%	2%	—
	600 University Park Place (7)	Birmingham	123,000	Consolidated	(8)	98.2%	98.2%	1%	—
	ALABAMA		320,000					3%	—

	Gateway Village (9)	Charlotte	1,065,000	Unconsolidated	50%	100.0%	100.0%	1%	26,204
	NORTH CAROLINA		1,065,000					1%	26,204

	TOTAL OFFICE PROPERTIES		14,753,000					94%	747,224	$211,779

II.	RETAIL PROPERTIES
	Mt. Juliet Village (9)	Nashville	91,000	Unconsolidated	50.5%	75.3%	76.1%	1%	3,055
	The Shops of Lee Village (9)	Nashville	74,000	Unconsolidated	50.5%	91.0%	87.8%	—%	2,757
	Creek Plantation Village (9)	Chattanooga	78,000	Unconsolidated	50.5%	96.4%	96.0%	—%	3,005
	TENNESSEE		243,000					1%	8,817

	Emory Point (Phase I)	Atlanta	80,000	Unconsolidated	75%	86.7%	77.3%	1%	7,078
	GEORGIA		80,000					1%	7,078

	Mahan Village	Tallahassee	147,000	Consolidated	(10)	90.5%	89.3%	1%	14,470
	Highland City Town Center (9)	Lakeland	96,000	Unconsolidated	50.5%	82.9%	85.3%	1%	5,177
	FLORIDA		243,000					2%	19,647

	TOTAL RETAIL PROPERTIES		566,000					4%	35,542	$4,343

III.	APARTMENTS
	Emory Point (Phase I) (11)	Atlanta	404,000	Unconsolidated	75%	96.8%	68.6%	2%	35,741
	GEORGIA

	TOTAL PORTFOLIO		15,723,000					100%	818,507

(1)
Weighted average economic occupancy represents an average of the square footage occupied at the property during the year. If the property was purchased during the year, average economic occupancy is calculated from the date of purchase forward.

(2)	Net operating income represents rental property revenues less rental property operating expenses for the year ended December 31, 2013.

(3)
Annualized base rents represents the sum of the annualized rent each tenant is paying as of the end of the reporting period. If a tenant is not paying rent due to a free rent concession, annualized base rent is calculated based on the annualized base rent the tenant will pay in the first period it is required to pay rent.

(4)
Contains ten buildings - One Greenway Plaza, Two Greenway Plaza, Three Greenway Plaza, Four Greenway Plaza, Five Greenway Plaza, 3800 Buffalo Speedway, Eight Greenway Plaza, Nine Greenway Plaza, Eleven Greenway Plaza, and Twelve Greenway Plaza.

(5)	Contains three buildings - Post Oak Central I, Post Oak Central II, and Post Oak Central III.

(6)	Contains four buildings - 100 North Point Center East, 200 North Point Center East, 333 North Point Center East, and 555 North Point Center East.

(7)	This property is classified as held for sale as of December 31, 2013.

(8)	The Company received all operating cash flows until the preferred return is met and receives all capital proceeds. No minority interest is currently recorded.

(9)
This property is owned through a joint venture with a third party who has contributed equity, but the equity ownership and the allocation of the results of operations and/or gain on sale may be disproportionate.

(10)
The Company receives all operating cash flows until it meets a preferred return of 9% and receives 87% of the remainder after its partner meets a preferred return of 9%. The Company receives all capital proceeds until it meets a leveraged IRR of 16% and receives 75% of the remainder after its partner receives its investment and a preferred return of 9%.

(11)	This property consists of 443 units.

Lease Expirations
OFFICE
As of December 31, 2013, the Company’s office portfolio included 17 operating office properties. The weighted average remaining lease term of these office properties was approximately seven years as of December 31, 2013. Most of the major tenant leases in these properties provide for pass through of operating expenses and contractual rents which escalate over time. The leases expire as follows:

Company Share	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023 & Thereafter	Total
Square Feet Expiring	775,135	920,155	1,424,355	1,448,891	1,224,965	687,206	789,999	877,178	822,830	3,177,550	12,148,264
% of Leased Space	6%	7%	12%	12%	10%	6%	6%	7%	7%	27%	100%
Annual Contractual Rent ($000s) (1)	$14,540	$18,508	$27,017	$29,273	$25,803	$15,542	$18,271	$21,055	$16,797	$79,521	$266,327
Annual Contractual Rent per Square Foot (1)	$18.76	$20.11	$18.97	$20.20	$21.06	$22.62	$23.13	$24.00	$20.41	$25.03	$21.92
RETAIL
As of December 31, 2013, the Company's retail portfolio included 6 operating retail properties. The weighted average remaining lease term of these retail properties was approximately thirteen years as of December 31, 2013. Most of the major tenant leases in these properties provide for pass through of operating expenses and contractual rents which escalate over time. The leases expire as follows:

Company Share	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023 & Thereafter	Total
Square Feet Expiring (2)	12,896	6,666	6,048	16,265	18,739	5,015	4,546	8,545	15,026	238,513	332,259
% of Leased Space	4%	2%	2%	4%	6%	2%	1%	3%	5%	71%	100%
Annual Contractual Rent ($000s) (1)	$234	$131	$112	$422	$450	$115	$99	$244	$479	$3,243	$5,529
Annual Contractual Rent per Square Foot (1)	$18.16	$19.64	$18.48	$25.92	$24.04	$23.02	$21.74	$28.50	$31.91	$13.60	$16.64

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

Development Pipeline (1)
As of December 31, 2013, the Company had the following projects under development ($ in thousands):

Project	Type	Metropolitan Area	Company's Ownership Interest	Project Start Date	Number of Apartment Units/Square Feet	Estimated Project Cost (2)	Project Cost Incurred to Date (2)	Percent Leased	Percent Occupied	Initial Occupancy		Estimated Stabilization (5)

Colorado Tower	Office	Austin, TX	100%	2Q13	373,000	$126,100	$21,681	22%	—%	4Q14	(3)	4Q15

Emory Point (Phase II)	Mixed	Atlanta, GA	75%	4Q13		$73,300	$13,378

Apartments					307			—%	—%	1Q15	(4)	1Q16
Retail					43,000			—%	—%	2Q15	(4)	3Q15

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

(2)
Amount represents 100% of the estimated project cost. Colorado Tower is being funded 100% by the Company and Emory Point Phase II is being funded with a combination of equity from the partners and a $46 million construction loan. Emory Point Phase II will initially be funded by equity contributions until the partners have contributed their required equity amounts. All subsequent funding is expected to come from the Emory Point Phase II construction loan. As of December 31, 2013, $1,000 was outstanding on the Emory Point Phase II construction loan.

(3)	Represents the estimated quarter within which the Company estimates the first office square feet to be occupied.

(4)	Represents the estimated quarter within which the first apartment/retail is expected to be occupied.

(5)	Stabilization represents the quarter within which the Company estimates it will achieve 90% economic occupancy or one year from Initial Occupancy.

Inventory of Land
As of December 31, 2013, the Company owned the following land holdings either directly or indirectly through joint ventures:

	Metropolitan Area	Company's Ownership Interest	Developable Land Area (Acres)
COMMERCIAL

Wildwood Office Park	Atlanta	50.00%	42
North Point	Atlanta	100.00%	35
Wildwood Office Park	Atlanta	100.00%	18
The Avenue Forsyth-Adjacent Land	Atlanta	100.00%	11
549 / 555 / 557 Peachtree Street	Atlanta	100.00%	1
Georgia			107

Round Rock	Austin	100.00%	51
Research Park V	Austin	100.00%	6
Texas			57

Highland City Town Center-Outparcels, Adjacent Land (1) (2) (3)	Lakeland	50.50%	55
Florida			55

The Shops of Lee Village-Outparcels (2) (3)	Nashville	50.50%	5
Tennessee			5

TOTAL COMMERCIAL LAND ACRES HELD			224

COMPANY'S SHARE OF TOTAL ACRES HELD			172

COST BASIS OF COMMERCIAL LAND HELD			$49,831

COMPANY'S SHARE OF COST BASIS OF COMMERCIAL LAND HELD			$25,181

RESIDENTIAL (4)

Paulding County	Atlanta	50.00%	5,458
Blalock Lakes	Atlanta	100.00%	2,660
Callaway Gardens (5)	Atlanta	100.00%	218
Georgia			8,336

Padre Island	Corpus Christi	50.00%	15
Texas			15

TOTAL RESIDENTIAL LAND ACRES HELD			8,351

COMPANY'S SHARE OF TOTAL ACRES HELD			5,614

COST BASIS OF RESIDENTIAL LAND HELD			$25,704

COMPANY'S SHARE OF COST BASIS OF RESIDENTIAL LAND HELD			$19,605

GRAND TOTAL COMPANY'S SHARE OF ACRES			5,786

GRAND TOTAL COMPANY'S SHARE OF COST BASIS OF LAND HELD			$44,786

(1)	Land is adjacent to an existing retail center and is anticipated to either be sold to a third party or developed as an additional phase of the retail center.

(2)	Land relates to outparcels available for sale or ground lease.

(3)
This project is owned through a joint venture with a third party who has contributed equity, but the equity ownership and the allocation of the results of operations and/or gain on sale most likely will be disproportionate.

(4)	Residential represents land that may be sold to third parties as lots or in large tracts for residential or commercial development.

(5)
Company's ownership interest is shown at 100% as Callaway Gardens is owned in a joint venture which is consolidated with the Company. The partner is entitled to a share of the profits after the Company's capital is recovered.

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

Item 4.	Mine Safety Disclosures
Not applicable.

Item X.	Executive Officers of the Registrant
The Executive Officers of the Registrant as of the date hereof are as follows:

Name	Age	Office Held
Lawrence L. Gellerstedt III	57	President, Chief Executive Officer
Gregg D. Adzema	49	Executive Vice President, Chief Financial Officer
John S. McColl	51	Executive Vice President
M. Colin Connolly	37	Senior Vice President, Chief Investment Officer
J. Thad Ellis	53	Senior Vice President
John D. Harris, Jr.	54	Senior Vice President, Chief Accounting Officer and Assistant Secretary
Pamela F. Roper	40	Senior Vice President, General Counsel and Corporate Secretary
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
Mr. Connolly was appointed Senior Vice President and Chief Investment Officer in May 2013. From September 2011 to May 2013, Mr. Connolly served as Senior Vice President. Prior to joining the Company, Mr. Connolly served as Executive

Director with Morgan Stanley from December 2009 to August 2011 and as Vice President with Morgan Stanley from December 2006 to December 2009.
Mr. Ellis was appointed Senior Vice President in December 2011. From August 2006 to December 2011, Mr. Ellis served as Senior Vice President-Client Services.
Mr. Harris was appointed Senior Vice President and Chief Accounting Officer in February 2005. In May 2005, Mr. Harris was appointed Assistant Secretary.
Ms. Roper was appointed Senior Vice President, General Counsel, and Corporate Secretary in October 2012. From February 2008 to October 2012, Ms. Roper served as Senior Vice President, Associate General Counsel, and Assistant Secretary.

PART II
Item 5. Market for Registrant’s Common Stock and Related Stockholder Matters
Market Information
The high and low sales prices for the Company’s common stock and dividends declared per common share were as follows:

	2013 Quarters				2012 Quarters
	First	Second	Third	Fourth	First	Second	Third	Fourth
High	$10.84	$11.28	$10.87	$11.45	$7.81	$8.05	$8.49	$8.57
Low	$8.34	$9.30	$9.59	$9.94	$6.37	$6.85	$7.44	$7.67
Dividends	$0.045	$0.045	$0.045	$0.045	$0.045	$0.045	$0.045	$0.045
Payment Date	2/22/2013	5/29/2013	8/26/2013	12/20/2013	2/23/2012	5/30/2012	8/24/2012	12/21/2012
Holders
The Company’s common stock trades on the New York Stock Exchange (ticker symbol CUZ). On February 6, 2014, there were 800 common stockholders of record.
Purchases of Equity Securities
For information on the Company’s equity compensation plans, see note 13 of the accompanying consolidated financial statements, which is incorporated herein.
The Company purchased the following common shares during the fourth quarter of 2013:

	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)
October 1 - 31	3,016	$10.80
November 1 - 30	25	$10.74
December 1 - 31	54	$10.11
	3,095	$10.79

(1)	All activity for the fourth quarter of 2013 related to the remittances of shares for income taxes associated with option exercises.

Performance Graph
The following graph compares the five-year cumulative total return of the Company’s Common Stock with the NYSE Composite Index, the FTSE NAREIT Equity Index and the SNL US REIT Office Index. The graph assumes a $100 investment in each of the indices on December 31, 2008 and the reinvestment of all dividends.

COMPARISON OF CUMULATIVE TOTAL RETURN OF ONE OR MORE COMPANIES, PEER
GROUPS, INDUSTRY INDICES AND/OR BROAD MARKETS

	Fiscal Year Ended
Index	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013
Cousins Properties Incorporated	100.00	60.06	68.93	54.30	72.39	90.90
NYSE Composite Index	100.00	128.58	146.07	140.71	163.43	206.56
FTSE NAREIT Equity Index	100.00	127.99	163.78	177.36	209.39	214.56
SNL US REIT Office Index	100.00	137.08	166.26	164.77	188.77	201.17

Item 6.	Selected Financial Data
The following selected financial data sets forth consolidated financial and operating information on a historical basis. This data has been derived from the Company’s consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto. The data below has been restated for discontinued operations detailed in note 3 of the consolidated financial statements.

	For the Years Ended December 31,
	2013	2012	2011	2010	2009
	($ in thousands, except per share amounts)
Rental property revenues	$194,420	$114,208	$94,704	$90,373	$89,141
Fee income	10,891	17,797	13,821	14,442	11,837
Other	5,430	4,841	9,600	38,008	35,318
Total revenues	210,741	136,846	118,125	142,823	136,296
Rental property operating expenses	90,498	50,329	40,817	39,133	41,751
Reimbursed expenses	5,215	7,063	6,208	6,303	5,382
General and administrative expenses	21,940	23,208	24,166	28,679	27,550
Depreciation and amortization	76,277	39,424	30,666	32,602	30,058
Interest expense	21,709	23,933	26,677	35,136	37,677
Impairment losses	—	488	96,818	2,554	40,512
Other	11,697	7,922	9,951	34,142	42,724
Total expenses	227,336	152,367	235,303	178,549	225,654
Loss on extinguishment of debt and interest rate swaps	—	(94)	—	(9,827)	(2,766)
Benefit (provision) for income taxes from operations	23	(91)	186	1,079	(4,341)
Income (loss) from unconsolidated joint ventures	67,325	39,258	(18,299)	9,493	(68,697)
Gain on sale of investment properties	61,288	4,053	3,494	1,946	168,687
Income (loss) from continuing operations	112,041	27,605	(131,797)	(33,035)	3,525
Discontinued operations	14,788	20,314	8,330	21,002	26,022
Net income (loss)	126,829	47,919	(123,467)	(12,033)	29,547
Net income attributable to noncontrolling interests	(5,068)	(2,191)	(4,958)	(2,540)	(2,252)
Preferred share original issuance costs	(2,656)	—	—	—	—
Preferred dividends	(10,008)	(12,907)	(12,907)	(12,907)	(12,907)
Net income (loss) available to common stockholders	$109,097	$32,821	$(141,332)	$(27,480)	$14,388
Net income (loss) from continuing operations attributable to controlling interest per common share—basic and diluted	$0.66	$0.12	$(1.44)	$(0.48)	$(0.18)
Net income (loss) per common share—basic and diluted	$0.76	$0.32	$(1.36)	$(0.27)	$0.22
Dividends declared per common share	$0.18	$0.18	$0.18	$0.36	$0.74
Total assets (at year-end)	$2,273,206	$1,124,242	$1,235,535	$1,371,282	$1,491,552
Notes payable (at year-end)	$630,094	$425,410	$539,442	$509,509	$590,208
Stockholders’ investment (at year-end)	$1,457,401	$620,342	$603,692	$760,079	$787,411
Common shares outstanding (at year-end)	189,666	104,090	103,702	103,392	99,782

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the selected financial data and the consolidated financial statements and notes.
Overview of 2013 Performance and Company and Industry Trends
The Company executed its strategy of creating value for its stockholders through the acquisition, development, ownership, and management of top-tier urban office assets and opportunistic mixed-use developments in Sunbelt markets, with a particular focus on Georgia, Texas, and North Carolina. During 2013, the Company made significant progress on its goals of simplifying its business platform, enhancing and growing a portfolio of trophy assets, and making opportunistic investments, while maintaining a strong balance sheet. Highlighting these efforts was the transformative acquisition of a portfolio of assets in Texas and the disposition of substantially all of its lifestyle and power center retail holdings.
Investment Activity

The Company’s investment strategy is to purchase top-tier office assets or locate opportunistic development or redevelopment projects in its core markets to which it can add value through relationships, capital, or market expertise. During 2013, the Company purchased assets totaling 7.0 million square feet in the Texas markets of Dallas/Fort Worth, Houston, and Austin.
The Company’s first acquisition of 2013 was Post Oak Central, a 1.3 million square-foot, Class-A office complex in the Galleria submarket of Houston. This property was acquired from an affiliate of J.P. Morgan Asset Management for $230.9 million and represented the Company’s first investment in the Houston market. This asset has three buildings and a two acre development parcel on which the Company is contemplating future development activities. This project is 94.5% leased at year end. In connection with the Post Oak Central acquisition, the Company acquired the interest of its joint venture partner in Terminus 200 then contributed Terminus 100 and Terminus 200 to a new joint venture with JP Morgan.
The Company also purchased 816 Congress, a 435,000 square-foot, Class-A office tower in downtown Austin for $102.4 million. This building is 76.6% leased at year end and the Company expects to utilize its market expertise and strong local relationships to drive new leasing activity.
The Company’s largest acquisition in 2013 was the purchase of Greenway Plaza, a 4.3 million square-foot 10-building office portfolio in Houston, and 777 Main, a 980,000 square-foot office tower in Fort Worth, Texas. Total purchase price for these assets was $1.1 billion. This acquisition significantly expanded the Company’s operating platform in Texas.
The Company’s development activities in 2013 consisted of the commencement of two projects, one in Austin and one in Atlanta. The Austin project, Colorado Tower, represents a 373,000 square foot, Class-A office tower in downtown Austin with a total projected cost of $126.1 million. The Atlanta project is the second phase of Emory Point which is expected to consist of 307 apartments and 43,000 square feet of retail space with a total projected cost of $73.3 million. The Company expects these two development projects to become operational in late 2014 and 2015.
Disposition Activity
The Company disposed of $138.2 million in non-core assets during 2013 in order to further simplify its business platform and be more focused on top-tier office assets and opportunistic mixed-use developments within its core markets. These dispositions included the sale of all of its lifestyle retail assets as well as interests in power centers within joint ventures.
The Company sold its interests in Tiffany Springs MarketCenter, a 238,000 square foot power center in Kansas City; its 50% interest in The Avenue Murfreesboro, a 751,000 square foot lifestyle center in Murfreesboro, Tennessee; and its minority interests in eight retail properties in two joint ventures with Prudential. The Company also sold its Inhibitex building, a medical research office building in Atlanta. Prior to the sale of Inhibitex, the Company leased the building to a single user under an eleven-year lease.
Throughout the year, the Company reduced its land holdings by selling 431 acres of land, including 140 acres at Blalock Lakes, nine acres in Round Rock, Texas, and 123 acres representing its remaining land holdings in its Jefferson Mill industrial development. These land sales reduced the Company’s share of the net book value of its land holdings by $14.6 million.
Financing Activity
The Company entered 2013 with a strong balance sheet and one of its ongoing objectives is to maintain a conservative balance sheet that provides it with the flexibility to act on opportunities as they arise. The Company acquired the properties discussed above and reduced its overall leverage by funding the acquisitions with a combination of common equity issuances, asset sales, and new indebtedness.
The Company partially funded its 816 Congress acquisition with the issuance of 16.5 million shares of its common stock at $10.45 per share resulting in net proceeds to the Company of $165.1 million. The Company also used a portion of the proceeds from this offering to redeem all outstanding shares of its 7 ¾% Series A Cumulative Redeemable Preferred Stock for $74.8 million.
The Company issued common shares in connection with the acquisition of Greenway Plaza and 777 Main. In this offering, the Company issued 69.0 million shares of common stock at $10.00 per share resulting in net proceeds to the Company of $661.3 million. The Company also placed mortgage debt on two of its existing assets to help fund the Greenway Plaza and 777 Main acquisition. The Post Oak Central loan generated $188.8 in proceeds at a fixed rate of 4.26% and the Promenade loan generated $114.0 million at a fixed rate of 4.27%. The remaining purchase price for the 816 Congress, Greenway Plaza, and 777 Main acquisitions was funded with the asset sales discussed above.
Portfolio Activity

In 2013, the Company leased or renewed 1,720,000 square feet of office and retail space. Net effective rent, representing base rent less operating expense reimbursements and leasing costs, was $13.46 per square foot in 2013. Net effective rent per square foot increased 13% on spaces that have been previously occupied in the past year. The same property leasing percentage remained stable throughout the year.
Effect of 2013 Activities
As a result of the significant changes in 2013 discussed above, the Company is larger, has more assets in Texas, is more focused on the office sector, is less leveraged, and is more efficiently managed. Below are certain metrics that demonstrate these changes:

	December 31,
	2012	2013
Total market capitalization (in billions)	$1.6	$2.9
Texas square footage to total square footage	8.9%	51.5%
Office square footage to total square footage	65.6%	93.8%
Debt to total market capitalization	36.5%	29.5%
Same property weighted average occupancy (fourth quarter)	89.0%	90.4%
Land as percentage of undepreciated assets	3.5%	1.6%
Annualized general and administrative expense as a percentage of undepreciated assets (fourth quarter)	1.3%	0.7%
Market Conditions
The Company continues to target urban high-barrier to entry submarkets in Austin, Dallas-Fort Worth, Houston, Atlanta, Charlotte and Raleigh. Management believes these markets show positive demographic and economic trends compared to the national average.
Houston has emerged into a leading global energy hub with oil and gas jobs peaking at an average annual growth of 16% in 2012. The city has one of the largest medical complexes in the world and stands to reap the economic benefits from the pending expansion of the Panama Canal. Since January 2010, Houston has added 377,000 new jobs, more than two jobs for every one job lost during the recession, and forecasts show Houston employment growing at a rate more than 50% the average market.
Dallas/Fort Worth and Austin represent additional growth prospects in Texas with forecasted employment growth of 2.7% and 3.3% respectively. Dallas/Fort Worth added more than 80,000 jobs in 2013, one of the largest gains of any U.S. metro area. Austin’s affordability, strong population growth and talented workforce continue to fuel future employment with the economy forecasted to grow at nearly double the national average.
The Atlanta metro area, while slower to recover from the recent recession, is showing positive signs of economic growth. Atlanta has reclaimed all of the office jobs it lost during the downturn, and 2013 represents the fourth consecutive year of positive absorption for the office market. The metro area’s diverse economic base coupled with its major research universities provide a platform for positive economic development with job growth forecasted at 2.4% compared to the national average of 1.5%.
The Company’s target markets combined twelve-month job growth was 2.7% compared to a national average of 0.8%. Management believes that it will benefit from these trends in the form of new leasing activity, higher future rents, and more investment opportunities for future value creation.
Going forward, the Company expects to generate returns and create stockholder value through the lease up of its existing portfolio, through the execution of its development pipeline, and through opportunistic acquisition and development investments within its core markets.
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
Real Estate Assets
Cost Capitalization. The Company is involved in all stages of real estate ownership, including development. Prior to the point a project becomes probable of being developed (defined as more likely than not), the Company expenses predevelopment costs. After management determines the project is probable, all subsequently incurred predevelopment costs, as well as interest, real estate taxes, and certain internal personnel and associated costs directly related to the project under development, are capitalized in accordance with accounting rules. If the Company abandons development of a project that had earlier been deemed probable, the Company charges all previously capitalized costs to expense. If this occurs, the Company’s predevelopment expenses could rise significantly. The determination of whether a project is probable requires judgment by management. If management determines that a project is probable, interest, general and administrative, and other expenses could be materially different than if management determines the project is not probable.
During the predevelopment period of a probable project and the period in which a project is under construction, the Company capitalizes all direct and indirect costs associated with planning, developing, leasing, and constructing the project. Determination of what costs constitute direct and indirect project costs requires management, in some cases, to exercise judgment. If management determines certain costs to be direct or indirect project costs, amounts recorded in projects under development on the balance sheet and amounts recorded in general and administrative and other expenses on the statements of comprehensive income could be materially different than if management determines these costs are not directly or indirectly associated with the project.
Once a project is constructed and deemed substantially complete and held for occupancy, carrying costs, such as real estate taxes, interest, internal personnel, and associated costs, are expensed as incurred. Determination of when construction of a project is substantially complete and held available for occupancy requires judgment. The Company considers projects and/or project phases to be both substantially complete and held for occupancy at the earlier of the date on which the project or phase reached economic occupancy of 90% or one year after it is substantially complete. The Company’s judgment of the date the project is substantially complete has a direct impact on the Company’s operating expenses and net income for the period.
Operating Property Acquisitions. Upon acquisition of an operating property, the Company records the acquired tangible and intangible assets and assumed liabilities at fair value at the acquisition date. Fair value is based on estimated cash flow projections that utilize available market information and discount and/or capitalization rates as appropriate. Estimates of future cash flows are based on a number of factors including historical operating results, known and anticipated trends, and market and economic conditions. The acquired assets and assumed liabilities for an acquired operating property generally include, but are not limited to: land, buildings, and identified tangible and intangible assets and liabilities associated with in-place leases, including tenant improvements, leasing costs, value of above-market and below-market leases, and value of acquired in-place lease.
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

The fair value of acquired in-place leases is derived based on management’s assessment of lost revenue and costs incurred for the period required to lease the “assumed vacant” property to the occupancy level when purchased. This fair value is based on a variety of considerations including, but not necessarily limited to: (1) the value associated with avoiding the cost of originating the acquired in-place leases; (2) the value associated with lost revenue related to tenant reimbursable operating costs estimated to be incurred during the assumed lease-up period; and (3) the value associated with lost rental revenue from existing leases during the assumed lease-up period. Factors considered in performing these analyses include an estimate of the carrying costs during the expected lease-up periods, such as real estate taxes, insurance, and other operating expenses, current market conditions, and costs to execute similar leases, such as leasing commissions, legal, and other related expenses.

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
Depreciation and Amortization. The Company depreciates or amortizes operating real estate assets over their estimated useful lives using the straight-line method of depreciation. Management uses judgment when estimating the life of real estate assets and when allocating certain indirect project costs to projects under development. Historical data, comparable properties, and replacement costs are some of the factors considered in determining useful lives and cost allocations. The use of different assumptions for the estimated useful life of assets or cost allocations could significantly affect depreciation and amortization expense and the carrying amount of the Company's real estate assets.
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
In calculating the undiscounted net cash flows of an asset, management must estimate a number of inputs. For operating properties, management must estimate future rental rates, expenditures for future leases, future operating expenses, and market capitalization rates for residual values, among other things. For land holdings, management must estimate future sales prices as well as operating income, carrying costs, and residual capitalization rates for land held for future development. In addition, if there are alternative strategies for the future use of the asset, management must assess the probability of each alternative strategy and perform a probability-weighted undiscounted cash flow analysis to assess the recoverability of the asset. Management must use considerable judgment in determining the alternative strategies and in assessing the probability of each strategy selected.
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
Management uses judgment to determine whether an entity is a VIE, whether the Company is the primary beneficiary of the VIE, and whether the Company exercises control over the entity. If management determines that an entity is a VIE with the Company as primary beneficiary or if management concludes that the Company exercises control over the entity, the balance sheets and statements of comprehensive income would be significantly different than if management concludes otherwise. In addition, VIEs require different disclosures in the notes to the financial statements than entities that are not VIEs. Management may also change its conclusions and, thereby, change its balance sheets, statements of comprehensive income, and notes to the financial statements, based on facts and circumstances that arise after the original consolidation determination is made. These changes could include additional equity contributed to entities, changes in the allocation of cash flow to entity partners, and changes in the expected results within the entity.
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
Management uses considerable judgment in the determination of whether there are indicators of impairment present and in the assumptions, estimations and inputs used in calculating the fair value of the investment. These judgments are similar to those outlined above in the impairment of real estate assets. Management also uses judgment in making the determination as to whether the impairment is temporary or other than temporary. The Company utilizes guidance provided by the SEC in making the determination of whether the impairment is temporary. The guidance indicates that companies consider the length of time that the impairment has existed, the financial condition of the joint venture, and the ability and intent of the holder to retain the investment long enough for a recovery in market value. Management’s judgment as to the fair value of the investment or on the conclusion of the nature of the impairment could have a material impact on the results of operations and financial condition of the Company.
Income Taxes – Valuation Allowance
The Company establishes a valuation allowance against deferred tax assets if, based on the available evidence, it is more likely than not that such assets will not be realized. The realization of a deferred tax asset ultimately depends on the existence of sufficient taxable income in either the carryback or carryforward periods under tax law. The Company periodically assesses the need for valuation allowances for deferred tax assets based on the "more likely than not" realization threshold criterion. In the assessment, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment requires considerable judgment by management and includes, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, its experience with operating loss and tax credit carryforwards, and tax planning alternatives. If management determines that the Company requires a valuation allowance on its deferred tax assets, income tax expense or benefit could be materially different than if management determines no such valuation allowance is necessary.
Recoveries from Tenants
Recoveries from tenants for operating expenses are determined on a calendar year and on a lease by lease basis. The most common types of cost reimbursements in our leases are utility expenses, building operating expenses, real estate taxes, and insurance, for which the tenant pays its pro rata share in excess of a base year amount, if applicable. The computation of these amounts is complex and involves numerous judgments, including the interpretation of terms and other customer lease provisions. Leases are not uniform in dealing with such cost reimbursements and there are many variations in the computation. We accrue income related to these payments each month. We make monthly accrual adjustments, positive or negative, to recorded amounts to our best estimate of the annual amounts to be billed and collected with respect to the cost reimbursements. After the end of the calendar year, we compute each customer's final cost reimbursements and, after considering amounts paid by the tenant during the year, issue a bill or credit for the appropriate amount to the tenant. The differences between the amounts billed less previously received payments and the accrual adjustments are recorded as increases or decreases to revenues when the final bills are prepared, which occurs during the first half of the subsequent year.
Stock-based Compensation
The Company has several types of stock-based compensation plans. These are described in note 13, as are the accounting policies by type of award. Compensation cost for all stock-based awards requires measurement at estimated fair value on the grant date and compensation cost is recognized over the service vesting period, which represents the requisite service period. The grant date fair value for compensation plans that contain market measures are performed using complex pricing valuation models that require the input of assumptions, including judgments to estimate expected life, expected stock price volatility, and assumed dividend yield. Specifically, the grant date fair value of performance-based restricted stock units are calculated using a Monte Carlo simulation pricing model and the grant date fair value of stock option grants are calculated using the Black-Scholes valuation model.
Discussion of New Accounting Pronouncements
There are currently no recently issued accounting pronouncements that are expected to have a material effect on our financial condition or results of operations in future periods.

Results of Operations For The Three Years Ended December 31, 2013
General
The Company's financial results have historically been significantly affected by purchase and sale transactions. Accordingly, the Company's historical financial statements may not be indicative of future operating results.
Rental Property Revenues
Rental property revenues increased $80.2 million (70%) between 2013 and 2012 as a result of the following:

•	Increase of $47.9 million as a result of the acquisition of Greenway Plaza and 777 Main ("the Texas Acquisition");

•	Increase of $31.2 million as a result of the Post Oak Central acquisition;

•	Increase of $8.6 million as a result of the 816 Congress acquisition;

•	Increase of $6.5 million as a result of the 2012 acquisition of 2100 Ross;

•	Increase of $1.9 million at 191 Peachtree due to higher economic occupancy;

•	Increase of $1.7 million at Mahan Village as a result of the commencement of operations in late 2012;

•	Increase of $1.3 million at Promenade due to higher economic occupancy; and

•	Decrease of $19.7 million due to the sale of 50% of the Company’s interest in Terminus 100.
Rental property revenues increased $19.5 million (21%) between 2012 and 2011 as a result of the following:

•	Increase of $15.1 million as a result of the Promenade acquisition in 2011;

•	Increase of $4.8 million as a result of the 2100 Ross acquisition;

•	Increase of $1.4 million at 191 Peachtree Tower due to higher economic occupancy; and

•	Decrease of $2.5 million at 555 North Point as a result of the termination of a lease in 2011. The vacated space was re-leased to a tenant whose lease commenced in the fourth quarter of 2012.
Fee Income
Fee income decreased approximately $6.9 million (39%) between 2013 and 2012. This decrease is primarily due to the receipt of a $4.5 million participation interest in 2012 related to a contract that the Company assumed in the acquisition of an entity several years ago. Under this contract, the Company is entitled to receive a portion of the proceeds from the sale of a project that the entity developed and from payments received from a related seller-financed note. The Company may receive additional proceeds under this contract in future periods. Fee income also decreased as a result of a decrease in reimbursed expenses primarily due to the third quarter 2013 sale of the Company’s interest in two unconsolidated joint ventures, CP Venture Two LLC and CP Venture Five LLC, and the sale of The Avenue Murfreesboro retail center, which was held through the CF Murfreesboro Associates unconsolidated joint venture. The Company was earning management and leasing fees associated with these ventures that ended upon the sale of the Company’s interest in these ventures.
Fee income increased $4.0 million (29%) between 2012 and 2011. This increase is primarily due to the receipt of a $4.5 million participation interest discussed above. Partially offsetting this amount were lower leasing fees earned in 2012 from MSREF/Terminus200 LLC (“MSREF/T200”) and Ten Peachtree Place Associates, which was sold in 2012.
Other Revenues
Other revenues remained relatively stable between 2013 and 2012 and decreased $4.8 million between 2012 and 2011. This decrease is primarily due to multi-family residential unit sales decreasing between 2012 and 2011. The Company liquidated its holdings of for-sale multi-family units over the past three years.
Rental Property Operating Expenses
Rental property operating expenses increased $40.2 million (80%) between 2013 and 2012 as a result of the following:

•	Increase of $20.2 million as a result of the Texas Acquisition;

•	Increase of $15.6 million as a result of the Post Oak Central acquisition;

•	Increase of $4.6 million as a result of the 816 Congress acquisition;

•	Increase of $3.4 million as a result of the 2012 acquisition of 2100 Ross;

•	Increase of $1.1 million at 191 Peachtree due to higher economic occupancy; and

•	Decrease of $5.5 million due to the sale of 50% of the Company’s interest in Terminus 100.
Rental property operating expenses increased $9.5 million (23%) between 2012 and 2011 as a result of the following:

•	Increase of $7.0 million as a result of the 2011 acquisition of Promenade;

•	Increase of $3.3 million as a result of the 2100 Ross acquisition; and

•	Decrease of $670,000 at Terminus 100 as a result of lower bad debt expense and lower utilities.
Reimbursed Expenses
Reimbursed expenses decreased $1.8 million (26%) between 2013 and 2012 and increased $855,000 (14%) between 2012 and 2011. Reimbursed expenses are primarily incurred on projects for which the Company pays management and development expenses and is later reimbursed by our client. The offsetting income related to these expenses is recorded in fee income.
General and Administrative Expenses
General and administrative (G&A) expenses decreased $1.3 million (5%) between 2013 and 2012 as a result of the following:

•	Decrease in employee salaries and benefits, other than stock-based compensation and bonus, of $2.0 million due to a decrease in the number of corporate employees between 2013 and 2012;

•	Increase in capitalized salaries of $2.3 million as a result of increased development activity;

•	Increase in stock-based compensation expense of $1.7 million primarily due to an increase in the Company's stock price between years; and

•	Increase in bonus expense of $1.2 million as a result of the Company exceeding its bonus goals for 2013.
G&A expense decreased $958,000 (4%) between 2012 and 2011 as a result of the following:

•	Decrease in employee salaries and benefits, other than stock-based compensation, of approximately $3.2 million due to a decrease in the number of corporate employees between 2012 and 2011;

•	Increase in stock-based compensation expense of $3.1 million primarily due to an increase in employee grants between years; and

•	Increase in capitalized salaries of $734,000 as a result of increased development activity.
Interest Expense
Interest expense decreased $2.2 million (9%) between 2013 and 2012 as a result of the following:

•	Lower interest expense of $6.5 million as a result of the sale of 50% of Terminus 100 in 2013;

•	Lower interest expense of $1.5 million related to lower average borrowings under the Credit Facility during the year;

•	Higher interest expense of $2.6 million related to the new Post Oak Central loan in 2013;

•	Higher interest expense of $1.6 million related to the new Promenade loan in 2013;

•	Higher interest expense of $1.1 million due to lower capitalized interest in 2013 as a result of a reduction in development expenditures in 2013; and

•	Higher interest expense of $784,000 related to a new mortgage loan on 191 Peachtree Tower that closed in the first quarter of 2012.
Interest expense decreased $2.7 million (10%) between 2012 and 2011 as a result of the following:

•	Lower interest expense related to lower average borrowings under the Credit Facility during the year;

•	Lower interest expense as a result of the prepayment of the 100/200 North Point mortgage loan in 2012;

•	Lower interest expense as a result of the repayment of the 333/555 North Point mortgage loan in 2011;

•	Lower interest expense due to higher capitalized interest in 2012; and

•	Higher interest expense related to a new mortgage loan on 191 Peachtree Tower that closed in the first quarter of 2012.
Depreciation and Amortization
Depreciation and amortization increased $36.9 million (93%) between 2013 and 2012 as a result of the following:

•	Increase of $21.6 million as a result of the Texas Acquisition;

•	Increase of $11.7 million as a result of the Post Oak Central acquisition;

•	Increase of $4.3 million as a result of the 816 Congress acquisition;

•	Increase of $4.4 million as a result of the 2011 acquisition of 2100 Ross;

•	Increase of $1.2 million at 191 Peachtree due to higher economic occupancy;

•	Increase of $662,000 at Mahan Village as a result of the commencement of operations in late 2012;

•	Increase of $572,000 at Promenade due to higher economic occupancy; and

•	Decrease of $8.0 million due to the sale of 50% of the Company’s interest in Terminus 100.
Depreciation and amortization increased $8.8 million (29%) between 2012 and 2011 as a result of the following:

•	Increase of $6.8 million as a result of the Promenade acquisition in 2011;

•	Increase of $2.3 million as a result of the 2100 Ross acquisition; and

•
Decrease of $1.0 million at 555 North Point Center East due to accelerated amortization recognized in 2011 of tenant assets for a tenant that terminated its lease prior to the originally scheduled end date.

Impairment Losses
During 2013, the Company did not incur any impairment losses.
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
Most of the Company's real estate assets are considered to be held for use pursuant to the accounting rules. If management's strategy changes on any of these assets, the Company may be required to record impairment charges in future periods. Changes that could cause these impairment losses include: (1) a decision by the Company to sell the asset rather than hold for long-term investment or development purposes, or (2) changes in management's estimates of future cash flows from the assets that cause the future undiscounted cash flows to be less than the asset's carrying amount. Given the uncertainties with the economic environment, management cannot predict whether or not the Company will incur impairment losses in the future, and if impairment losses are recorded, management cannot predict the magnitude of such losses.
Separation Expenses
Separation expenses decreased $1.5 million between 2013 and 2012 and increased $1.8 million between 2012 and 2011. The Company had reductions in force in each of the years presented, which varied by number of employees and positions between years.
Acquisition and Related Costs
Acquisition and related costs increased $6.7 million between 2013 and 2012 primarily as a result of the Texas Acquisition. Included in acquisition and related costs in 2013 is $2.6 million in costs associated with a term loan that was obtained in connection with the Texas Acquisition but was terminated unused upon closing of the acquisition. Acquisition and related costs in 2012 and 2011 related primarily to the acquisitions of 2100 Ross and Promenade, respectively.
Other Costs and Expenses
Other costs and expenses decreased $1.5 million between 2013 and 2012 and decreased $4.1 million between 2012 and 2011. These decreases are primarily due to costs associated with land and multi-family residential unit sales. The Company has been liquidating its holdings of unsold land and has liquidated its holdings of multi-family units over the past three years. In each of the three years, there was a decrease in sales and, therefore, a decrease in costs of sales.
Loss on Extinguishment of Debt
In 2012, the Company amended and restated its Credit Facility and as a result, charged $94,000 of unamortized loan costs to expense.
Income (Loss) from Unconsolidated Joint Ventures
In 2013, 2012, and 2011, the Company had a considerable amount of activity that affected income (loss) from unconsolidated joint ventures. In 2013, the Company sold its interests in CP Venture Two LLC and CP Venture Five LLC for $23.3 million and $30.0 million, respectively. The Company recorded gains from unconsolidated joint ventures on these transactions totaling $37.0 million. In addition, CF Murfreesboro Associates sold The Avenue Murfreesboro, the venture's only asset. The Company received a distribution from this sale of $33.8 million and recognized a gain from unconsolidated joint ventures of $23.5 million associated with this sale.
In 2012, the Company sold its interest in Palisades West LLC for $64.8 million and recognized a gain from unconsolidated joint ventures of $23.3 million associated with this sale. In addition, Ten Peachtree Place Associates sold Ten Peachtree Place to a third party. The Company received proceeds from this sale of $5.1 million and recognized a gain from unconsolidated joint ventures of $7.3 million associated with this sale. CP Venture Two LLC sold Presbyterian Medical Plaza to a third party and the Company received proceeds from the sale of $450,000 and recognized a gain of $167,000 associated with this sale. In addition, the Emory Point Phase I development project became operational within EP I LLC and the Company recorded $330,000 in its share of the losses from the start-up operations.
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
Gain on Sale of Investment Properties
Gain on sale of investment properties increased $57.2 million between 2013 and 2012 and increased $559,000 between 2012 and 2011. The 2013 amount includes a gain on the sale of Terminus 100 of $37.1 million, a gain on the acquisition of Terminus 200, which was acquired in stages, of $19.7 million, and the recognition of a deferred gain associated with CP Venture Two LLC of $3.6 million that was recognized when the Company sold its interest in CP Venture Two LLC. The 2012 and 2011 amounts include gains recognized on the sale of various land tracts during those years.
Discontinued Operations
In 2013, the Company sold Tiffany Springs MarketCenter, a 238,000 square foot center in Kansas City, Missouri, for a sales price of $53.5 million, which represented a 7.9% capitalization rate. In the fourth quarter of 2013, the Company sold the Inhibitex building, a 51,000 square foot medical office building in Atlanta, for $8.3 million, prior to the allocation of free rent credits, which represented a 9.1% capitalization rate. In the fourth quarter of 2013, the Company determined that Lakeshore Park Plaza, a 197,000 square foot office building in Birmingham, Alabama, and 600 University Park Place, a 123,000 square foot office building in Birmingham, Alabama, were held for sale.
Included in discontinued operations for 2013 were the operations of the properties sold or held for sale as of December 31, 2013, the gains recognized on the sale of the assets sold in 2013 and an additional gain of $4.6 million recognized on the 2012 sale of the Company’s third party management and leasing business. The Company recognized this additional gain based on the performance of the business for the year subsequent to the sale.
In 2012, the Company sold the following retail assets: The Avenue Collierville, a 511,000 square foot center in Memphis, Tennessee, for a sales price of $55.0 million; The Avenue Forsyth, a 524,000 square foot center in Atlanta, Georgia for a sales price of $119.0 million; and The Avenue Webb Gin, a 322,000 square foot center in Atlanta, Georgia for a sales price of $59.6 million. The weighted average capitalization rates for these three retail projects was 7.8%. The Company also sold Galleria 75, a 111,000 square foot office building in Atlanta, Georgia, for a sales price of $9.2 million and a capitalization rate of 9.5%. In 2012, the Company also sold Cosmopolitan Center, a 51,000 square foot office building for a sales price of $7.0 million. The capitalization rate of Cosmopolitan Center was not a significant determinant of the sales price as it was being sold for its underlying land value as opposed to its in-place income stream. In the fourth quarter of 2012, the Company determined that Inhibitex, a 51,000 square foot office building in Atlanta, Georgia, met the requirements for discontinued operations.
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

Included in discontinued operations for 2011 were impairment losses on Cosmopolitan Center and Galleria 75 in the amounts of $4.7 million and $2.9 million, respectively. The Company recorded this impairment loss in connection with the strategic review of its land and other holdings discussed in note 15 of notes to consolidated financial statements included in this Annual Report on Form 10-K. The Company reclassified this impairment loss to discontinued operations in 2012 when the related assets qualified for discontinued operations treatment.
In 2012, the Company also sold its third party management and leasing business to Cushman & Wakefield and recognized an initial gain of $7.5 million. As a result of this sale, the operations of the Company's third party management and leasing business were reclassified to discontinued operations.
In 2011, the Company sold One Georgia Center, a 376,000 square foot office building in Atlanta, Georgia, for a sales price of $48.6 million, which corresponded to a capitalization rate of 8.0%. Also in 2011, the Company sold Jefferson Mill, a 459,000 square foot industrial property in suburban Atlanta, Georgia for a sales price of $22.0 million, and King Mill, a 796,000 square foot industrial property in suburban Atlanta, Georgia for a sales price of $28.3 million. The weighted average capitalization rate for these two industrial projects combined was 7.6%. The Company also sold Lakeside in 2011, a 749,000 square foot industrial property in Dallas, Texas for a sales price of $28.4 million. The capitalization rate of this property was not a significant determinant of the sales price, partly due to the fact that the transaction included related tracts of undeveloped land. Capitalization rates are generally calculated by dividing projected annualized net operating income by the sales price.
Net Income Attributable to Noncontrolling Interest
The Company consolidates certain entities and allocates the partner's share of those entities' results to net income attributable to noncontrolling interests on the statements of comprehensive income. The noncontrolling interests' share of the Company's net income increased $2.9 million between 2013 and 2012, and decreased $2.8 million between 2012 and 2011. In 2013, $3.4 million was allocated to the noncontrolling partner in CP Venture Six LLC in connection with the Company's purchase of the partner's interest. In 2012, $2.1 million was allocated to the noncontrolling partner in the entity which owned the property in connection with the sale of The Avenue Collierville. Also in 2012, $1.8 million of the gain on the sale of The Avenue Forsyth was allocated to the noncontrolling partner in the entity which owned the property. In 2011, $1.6 million of the gain on sale of One Georgia Center was allocated to the noncontrolling partner in the entity which owned the property. Also in 2011, $1.4 million of the gain on sale of King Mill was allocated to the noncontrolling partner in the entity which owned the property.
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
FFO is used by industry analysts and investors as a supplemental measure of a REIT’s operating performance. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, many industry investors and analysts have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. Thus, NAREIT created FFO as a supplemental measure of REIT operating performance that excludes historical cost depreciation, among other items, from GAAP net income. The use of FFO, combined with the required primary GAAP presentations, has been fundamentally beneficial, improving the understanding of operating results of REITs among the investing public and making comparisons of REIT operating results more meaningful. Company management evaluates operating performance in part based on FFO. Additionally, the Company uses FFO, along with other measures, to assess performance in connection with evaluating and granting incentive compensation to its officers and other key employees. The reconciliation of net income (loss) available to common stockholders to FFO is as follows for the years ended December 31, 2013, 2012, and 2011 (in thousands, except per share information):

	Year Ended December 31,
	2013	2012	2011
Net Income (Loss) Available to Common Stockholders	$109,097	$32,821	$(141,332)
Depreciation and amortization:
Consolidated properties	75,524	38,349	28,978
Discontinued properties	3,083	13,479	23,395
Share of unconsolidated joint ventures	13,434	10,215	10,337
Impairment losses on depreciable investment properties, net of amounts attributable to noncontrolling interests	—	11,748	7,632
Gain on sale of investment properties:
Consolidated properties	(60,587)	(334)	(624)
Discontinued properties	(6,469)	(10,948)	(8,519)
Share of unconsolidated joint ventures	(60,345)	(30,662)	—
Other	3,397	1,824	3,258
Funds From Operations Available to Common Stockholders	$77,134	$66,492	$(76,875)
Per Common Share—Basic and Diluted:
Net Income (Loss) Available	$0.76	$0.32	$(1.36)
Funds From Operations	$0.53	$0.64	$(0.74)
Weighted Average Shares—Basic	144,255	104,117	103,651
Weighted Average Shares—Diluted	144,420	104,125	103,651

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

	Year Ended December 31,
	2013	2012
Net Operating Income - Consolidated Properties
Rental property revenues	$194,420	$114,208
Rental property expenses	(90,498)	(50,329)
Net Operating Income - Consolidated Properties	103,922	63,879
Net Operating Income - Discontinued Operations
Rental property revenues	10,552	33,918
Rental property expenses	(4,157)	(10,936)
Net Operating Income - Discontinued Operations	6,395	22,982
Net Operating Income - Unconsolidated Joint Ventures	27,763	23,596
Total Net Operating Income	$138,080	$110,457

Net Operating Income:
Same Property	$60,621	$57,942
Non-Same Property	77,459	52,515
Net Operating Income	$138,080	$110,457
Change year over year in Net Operating Income - Same Property	4.6%
Same Property Net Operating Income increased 4.6% between 2013 and 2012. This increase is primarily attributable to an increase in occupancy at North Point Center East and 191 Peachtree Tower as well as lower expenses and increased parking income at American Cancer Society Center.
Net rental rates for the office portfolio increased 12.9% on new leases and renewals between 2013 and 2012. Net rental rates for the retail portfolio increased 9% on new leases and renewals between 2013 and 2012. Net rental rates represent average rent per square foot after operating expense reimbursement over the lease term for leased space that has not been vacant for more than one year.

Liquidity and Capital Resources
The Company’s primary liquidity sources are:

•	Net cash from operations;

•	Sales of assets;

•	Borrowings under its Credit Facility;

•	Proceeds from mortgage notes payable;

•	Proceeds from equity offerings; and

•	Joint venture formations.
The Company’s primary liquidity uses are:

•	Property acquisitions;

•	Expenditures on development projects;

•	Building improvements, tenant improvements, and leasing costs;

•	Principal and interest payments on indebtedness; and

•	Common and preferred stock dividends.
Financial Condition
The Company’s goal is to maintain a conservative balance sheet with leverage ratios that will enable it to be positioned for future growth. During 2013, the Company experienced significant growth as its total assets increased from $1.1 billion at the beginning of the year to $2.3 billion at year end. In light of this growth, the Company took steps to maintain its relatively conservative balance sheet and to improve its leverage ratios.

To partially fund its acquisition of 816 Congress, the Company issued 16.5 million shares of its common stock at $10.45 per share resulting in net proceeds of $165.1 million. The Company also used a portion of the proceeds from this offering to redeem all outstanding shares of its 7 ¾% Series A Cumulative Redeemable Preferred Stock for $74.8 million. To partially fund its acquisition of Greenway Plaza and 777 Main, the Company issued 69.0 million shares of common stock at $10.00 per share resulting in net proceeds of $661.3 million. The Company also placed mortgage debt on two of its existing assets to help fund this acquisition. A loan on Post Oak Central loan generated $188.8 million in proceeds at a fixed rate of 4.26% and a loan on Promenade generated $114.0 million at a fixed rate of 4.27%.
In addition to equity financing and mortgage debt, the Company funded its growth with the sale of $138.2 million in non-core assets, including substantially all of its remaining lifestyle and power center retail assets.
As a result of these activities, the Company reduced its debt to total market capitalization ratio from 36% at the beginning of the year to 30% at year end. The Company also increased its fixed charges coverage ratio from 2.03 at the beginning of the year to 2.64 at the end of the year. In addition, over 80% of the Company’s debt (including the Company’s share of unconsolidated debt) matures after 2016.
Consistent with its strategy, the Company believes it will make additional investments in 2014 and beyond and expects to fund these activities with one or more of the following: sale of additional non-core assets, additional borrowings under its Credit Facility, mortgage loans on existing or newly acquired properties, issuance of common or preferred equity, and joint venture formation with third parties.
Contractual Obligations and Commitments
At December 31, 2013, the Company was subject to the following contractual obligations and commitments (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 years
Contractual Obligations:
Company debt:
Unsecured Credit Facility and construction loan	$54,545	$14,470	$40,075	$—	$—
Mortgage notes payable	575,549	8,406	32,754	240,771	293,618
Interest commitments (1)	150,455	27,988	53,079	38,795	30,593
Ground leases	149,895	1,382	3,377	3,486	141,650
Other operating leases	551	186	279	86	—
Total contractual obligations	$930,995	$52,432	$129,564	$283,138	$465,861
Commitments:
Unfunded tenant improvements	101,547	101,547	—	—	—
Letters of credit	1,000	1,000	—	—	—
Performance bonds	1,386	117	100	1,169	—
Total commitments	$103,933	$102,664	$100	$1,169	$—

(1)	Interest on variable rate obligations is based on rates effective as of December 31, 2013.
In addition, the Company has several standing or renewable service contracts mainly related to the operation of its buildings. These contracts were entered into in the ordinary course of business and are generally one year or less. These contracts are not included in the above table and are usually reimbursed in whole or in part by tenants.
In 2013, the Company entered into a $188.8 million non-recourse mortgage note payable, secured by the Post Oak Central office buildings. The loan has a fixed interest rate of 4.26% and matures in 2020. In 2013, the Company also entered into a $114.0 million non-recourse mortgage note payable, secured by the Promenade office building. The loan has a fixed interest rate of 4.27% and matures in 2022. Proceeds from these loans were used to fund the Texas Acquisition.
The Company repaid the 100/200 North Point Center East mortgage loan during 2012 totaling $24.5 million. This loan had an interest rate of 5.39%, which is higher than the rate paid on the Company’s Credit Facility and the weighted average rate on the Company’s other debt. The Company repaid this note to provide flexibility to sell these assets or refinance them at a later date, depending upon its strategic direction.

In 2012, the Company entered into a $100.0 million non-recourse mortgage note payable, secured by the 191 Peachtree Tower office building. The loan has a fixed interest rate of 3.35% and matures in 2018.
The Company’s existing mortgage debt is primarily non-recourse, fixed-rate mortgage notes secured by various real estate assets. Many of the Company’s non-recourse mortgages contain covenants which, if not satisfied, could result in acceleration of the maturity of the debt. The Company expects that it will either refinance the non-recourse mortgages at maturity or repay the mortgages with proceeds from other financings. As of December 31, 2013, the weighted average interest rate on the Company’s consolidated debt was 4.46%.
Credit Facility Information
The Company amended its $350 million Credit Facility in the first quarter of 2012, extending the maturity from August 2012 to February 2016, with a one-year extension under certain situations, and adding an accordion feature that allows it to increase capacity under the Credit Facility to $500 million. The Company’s Credit Facility bears interest at the London Interbank Offered Rate (“LIBOR”) plus a spread, based on the Company’s leverage ratio, as defined in the Credit Facility. At December 31, 2013, the Company had $40.1 million drawn on the facility and a total available borrowing capacity of $308.9 million on the facility. The amount that the Company may draw under the Credit Facility is a defined calculation based on the Company’s unencumbered assets and other factors and is reduced by both letters of credit and borrowings outstanding.
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
The Company may also generate capital through the issuance of securities that include common or preferred stock, warrants, debt securities or depositary shares. In March 2013, the Company filed a shelf registration statement to allow for the issuance from time to time of such securities. Management will continue to evaluate all public equity sources and select the most appropriate options as capital is required.
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
Cash Flows
The reasons for significant increases and decreases in cash flows between the years are as follows:
Cash Flows from Operating Activities
Cash flows provided by operating activities increased $42.0 million between 2013 and 2012 due to the following:

•
Increase of $29.7 million in operating distributions from joint ventures due to the sale of the Company's interests in CP Venture Two LLC and CP Venture Five LLC and the sale of The Avenue Murfreesboro through CF Murfreesboro Associates;

•	Increase of $1.9 million as a result of lower interest paid due to lower average debt outstanding and a lower weighted average interest rate;

•	Decrease of $22.8 million as a result of discontinued operations;

•	Decrease of $14.2 million related to the deconsolidation of Terminus 100;

•	Decrease of $6.7 million as a result of higher acquisition and related costs associated with increased acquisition activity;

•
Decrease of $3.5 million in fee income as a result of the sale of the Company's interest in CP Venture Two LLC and CP Venture Five LLC and the sale of The Avenue Murfreesboro through CF Murfreesboro Associates;

•	Decrease of $3.5 million due to the receipt of a lease termination fee in 2012;

•	Decrease of $3.4 million related to a participation interest in a former development project in 2012; and

•	The remaining increase is primarily a result of acquisition activities in 2013 and 2012 and increased occupancy at 191 Peachtree Tower and Promenade in 2013.
Cash flows provided by operating activities increased $39.7 million between 2012 and 2011 due to the following:

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
Cash Flows from Investing Activities
Net cash used in investing activities increased $1.5 billion between 2013 and 2012 due to the following:

•
Increase of $1.4 billion in acquisition, development, and tenant asset expenditures. This increase is primarily attributable to the acquisition of Post Oak Central, 816 Congress, Greenway Plaza, and 777 Main in 2013 and 2100 Ross in 2012;

•
Increase of $94.4 million due to a decrease in investment property sales. In 2013, the Company sold two operating properties and three tracts of land. In 2012, the Company sold six operating properties and four tracts of land;

•	Increase of $3.7 million due to a decrease in proceeds from the sale of the third party management and leasing business; and

•
Decrease of $15.9 million from joint ventures. In 2013, the Company sold its investments in CP Venture Two LLC and CP Venture Five LLC, sold The Avenue Murfreesboro retail center through CF Murfreesboro Associates, and received distributions from Crawford Long - CPI LLC as a result of a new mortgage note financing. In 2012, the Company sold its investment in Palisades West, received distributions from Ten Peachtree Place Associates from the sale of its only asset, and received distributions from CL Realty, L.L.C. and Temco Associates in connection with the sale of most of the assets owned in these two ventures. In addition, the Company invested more in its joint ventures as a result of capital contributions in EP II, which was formed and initially capitalized in 2013.

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

•	Increase of $8.2 million from the sale of the Company's third party management and leasing business; and

•	Decrease of $8.5 million from the use of restricted cash for tenant improvements.

Cash Flows from Financing Activities
Net cash provided by financing activities increased $1.1 billion between 2013 and 2012 due to the following:

•	Increase of $826.2 million from the issuance of common stock;

•	Increase of $380.5 million from new debt, net of repayments;

•	Decrease of $74.8 million from the redemption of preferred shares;

•	Decrease of $9.9 million due to an increase of distributions to noncontrolling interests as a result of the sale of the Company's interest in CP Venture Five LLC; and

•	Decrease of $8.4 million due to an increase in common dividends paid related to the increase in common shares outstanding.
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
Capital expenditures for certain types of consolidated real estate are categorized as operating activities in the statements of cash flows, such as those for the development of residential lots, retail outparcels and for-sale multi-family residential projects. During the years ended December 31, 2013, 2012, and 2011, the Company incurred $0, $47,000, and $999,000, respectively, in land and for-sale multi-family project expenditures.
Capital expenditures for assets the Company develops or acquires and then holds and operates are included in the property acquisition, development, and tenant asset expenditures line item within investing activities on the statements of cash flows. Amounts accrued are removed from the table below (accrued capital adjustment) to show the components of these costs on a cash basis. Components of costs included in this line item for the years ended December 31, 2013, 2012 and 2011 are as follows (in thousands):

	2013	2012	2011
Acquisition of property	$1,470,147	$63,562	$134,733
Projects under development	16,829	13,387	10,741
Redevelopment property—leasing costs	—	—	3,420
Redevelopment property—building improvements	—	—	6,036
Operating properties—leasing costs	14,594	20,179	25,476
Operating properties—building improvements	20,726	4,499	1,420
Land held for investment	—	480	57
Capitalized interest	518	407	117
Capitalized salaries	5,230	1,515	1,532
Accrued capital adjustment	(1,781)	1,040	(1,623)
Total property acquisition, development and tenant asset expenditures	$1,526,263	$105,069	$181,909
Capital expenditures increased $1.4 billion between 2013 and 2012 mainly due to increased acquisition activity. In 2013, the Company acquired Post Oak Central, 816 Congress Avenue, Greenway Plaza, and 777 Main. In addition, the Company commenced construction on Colorado Tower and Emory Point Phase II in 2013, causing an increase in projects under development. Leasing costs, as well as some of the tenant improvements and capitalized personnel costs, are a function of the number and size of executed new and renewed leases, which increased in 2013 due to acquisition activity. The amount of tenant improvements and leasing costs on a per square foot basis was $5.25 for 2013, but varies by lease and by market. Given the level of expected leasing and renewal activity in future periods and the 2013 acquisitions, management anticipates future tenant improvement and leasing costs to be greater than those experienced in 2013.

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
Dividends. The Company paid common and preferred dividends of $37.2 million, $31.7 million, and $31.6 million in 2013, 2012 and 2011, respectively, which it funded with cash provided by operating activities. The Company expects to fund its quarterly distributions to common and preferred stockholders with cash provided by operating activities, proceeds from investment property sales, distributions from unconsolidated joint ventures and indebtedness, if necessary.
On a quarterly basis, the Company reviews the amount of the common dividend in light of current and projected future cash flows from the sources noted above and also considers the requirements needed to maintain its REIT status. In addition, the Company has certain covenants under its Credit Facility which could limit the amount of dividends paid. In general, dividends of any amount can be paid as long as leverage, as defined in the facility, is less than 60% and the Company is not in default under its facility. Certain conditions also apply in which the Company can still pay dividends if leverage is above that amount. The Company routinely monitors the status of its dividend payments in light of the Credit Facility covenants. In the first quarter of 2014, the Company increased the quarterly dividend on its common stock from $0.045 per share to $0.075 per share.
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
Debt. At December 31, 2013, the Company’s unconsolidated joint ventures had aggregate outstanding indebtedness to third parties of $428.2 million. These loans are generally mortgage or construction loans, most of which are non-recourse to the Company, except as described below. In addition, in certain instances, the Company provides “non-recourse carve-out guarantees” on these non-recourse loans. Certain of these loans have variable interest rates, which creates exposure to the ventures in the form of market risk to interest rate changes. At December 31, 2013, $7.2 million of the $17.3 million in recourse loans at unconsolidated joint ventures were recourse to the Company.
The Company guarantees 25% of two of the four outstanding loans at the Cousins Watkins LLC joint venture, which owns four retail shopping centers. The two recourse loans have a total capacity of $16.3 million, of which the Company guarantees 25% of the outstanding balance. At December 31, 2013, the Company guaranteed $2.9 million, based on amounts outstanding under these loans as of that date. These guarantees may be reduced or eliminated based on achievement of certain criteria.
The Company guarantees repayment of up to $4.6 million of the EP I construction loan, which has a maximum amount available of $61.1 million. At December 31, 2013, the Company guaranteed $4.3 million, based on amounts outstanding as of that date under this loan. This guarantee may be reduced and/or eliminated based on achievement of certain criteria.
The Company guarantees repayment of up to $8.6 million of the EP II construction loan, which has a maximum amount available of $46.0 million. At December 31, 2013, the Company guaranteed $1,000, based on amounts outstanding as of that date under this loan. This guarantee may be reduced and/or eliminated based on achievement of certain criteria.

Item 7A.	Quantitative and Qualitative Disclosure about Market Risk

The Company’s primary exposure to market risk results from its debt, which bears interest at both fixed and variable rates. The Company mitigates this risk by limiting its debt exposure in total and its maturities in any one year and weighting more towards fixed-rate, non-recourse debt compared to recourse, variable-rate debt in its portfolio. The fixed rate debt obligations limit the risk of fluctuating interest rates, and generally are mortgage loans secured by certain of the Company’s real estate assets. The Company does not have consolidated fixed-rate mortgage debt maturing in 2014 or 2015 and, therefore, does not have high exposure for the refinancing of its mortgage debt in the near term. At December 31, 2013, the Company had $575.5 million of fixed rate debt outstanding at a weighted average interest rate of 4.72%. At December 31, 2012, the Company had $412.4 million of fixed rate debt outstanding at a weighted average interest rate of 5.24%. The amount of fixed-rate debt outstanding increased and the weighted average interest rate decreased from 2012 to 2013 as a result of the Company entering into a $188.8 million non-recourse mortgage note payable secured by Post Oak Central at a fixed interest rate of 4.26% and a $114.0 million non-recourse mortgage note payable secured by Promenade at a fixed rate of 4.27%. In addition, the Company effectively sold 50% of its interest in Terminus 100 to a third party. Based upon the ownership and management structure of the joint venture that owns Terminus 100 after these transactions, the Company accounts for its investment in this entity under the equity method and no longer consolidates the Terminus 100 mortgage note, which has a fixed rate of 5.25%. See note 8 of the notes to consolidated financial statements included in this Annual Report on Form 10-K for additional information regarding 2013 debt activity.
At December 31, 2013, the Company had $54.5 million of variable rate debt outstanding, which consisted of the Credit Facility and a construction loan, at a weighted average interest rate of 1.71%. As of December 31, 2012, the variable rate debt consisted primarily of a construction loan, which had $13.0 million outstanding at an interest rate of 1.86%. Borrowings under the Credit Facility increased in 2013 due to the cash outflow resulting from the acquisition of several real estate assets. Borrowings under the construction loan increased in 2013 due to the cash outflow resulting from continued construction. Based on the Company’s average variable rate debt balances in 2013, interest incurred would have increased by $659,000 in 2013 if these interest rates had been 1% higher.
The following table summarizes the Company’s market risk associated with notes payable as of December 31, 2013. It includes the principal maturing, an estimate of the weighted average interest rates on those expected principal maturity dates and the fair values of the Company’s fixed and variable rate notes payable. Fair value was calculated by discounting future principal payments at estimated rates at which similar loans could have been obtained at December 31, 2013. The information presented below should be read in conjunction with note 8 of notes to consolidated financial statements included in this Annual Report on Form 10-K. (The Company did not have a significant level of notes receivable at December 31, 2013, and the table does not include information related to notes receivable.)

($ in thousands)	2014	2015	2016	2017	2018	Thereafter	Total
Notes Payable:
Fixed Rate	$8,405	$8,825	$23,967	$136,627	$104,106	$293,619	$575,549
Average Interest Rate	4.86%	4.87%	5.23%	6.30%	3.42%	4.40%	4.72%
Variable Rate	$14,470	$—	$40,075	$—	$—	$—	$54,545
Average Interest Rate (1)	1.67%	—	1.82%	—	—	—	1.71%

(1)	Interest rates on variable rate notes payable are equal to the variable rates in effect on December 31, 2013.

Item 8.	Financial Statements and Supplementary Data
The consolidated financial statements, notes to consolidated financial statements, and report of independent registered public accounting firm are included on pages F-1 through F-33.
Certain components of quarterly net income (loss) available to common stockholders disclosed below differ from those as reported on the Company’s respective quarterly reports on Form 10-Q. As discussed in notes 2 and 3 of notes to consolidated financial statements, gains and losses from the disposition of certain real estate assets and the related historical operating results were reclassified as discontinued operations for all applicable periods presented. Additionally, impairment losses were recorded in certain quarters during both 2013 and 2012, as discussed in note 15 of notes to consolidated financial statements included in this Annual Report on Form 10-K. The following selected quarterly financial information (unaudited) for the years ended December 31, 2013 and 2012 should be read in conjunction with the consolidated financial statements and notes thereto included herein (in thousands, except per share amounts):

	Quarters
	First	Second	Third	Fourth
	(Unaudited)
2013:
Revenues	$38,266	$42,521	$50,434	$79,520
Income from unconsolidated joint ventures	1,652	1,132	63,078	1,463
Gain (loss) on sale of investment properties	57,153	406	3,801	(72)
Income from continuing operations	56,011	46	55,434	550
Discontinued operations	897	773	9,603	3,515
Net income	56,904	819	65,037	4,069
Net income attributable to controlling interest	56,397	304	61,158	3,902
Net income (loss) available to common stockholders	53,170	(5,579)	59,381	2,125
Basic and diluted net income (loss) per common share	0.51	(0.05)	0.36	0.01

	Quarters
	First	Second	Third	Fourth
	(Unaudited)
2012:
Revenues	$31,861	$30,961	$37,690	$36,334
Impairment losses	—	—	(488)	—
Income from unconsolidated joint ventures	2,186	9,762	2,268	25,042
Gain on sale of investment properties	57	29	60	3,907
Income (loss) from continuing operations	(2,606)	5,696	749	23,766
Discontinued operations	(8,748)	4,534	12,529	11,999
Net income (loss)	(11,354)	10,230	13,278	35,765
Net income (loss) attributable to controlling interest	(9,885)	9,628	12,670	33,315
Net income (loss) available to common stockholders	(13,112)	6,401	9,444	30,088
Basic and diluted net income (loss) per common share	(0.13)	0.06	0.09	0.29
The above per share quarterly information does not sum to full year per share information due to rounding. Other financial statements and financial statement schedules required under Regulation S-X are filed pursuant to item 15 of part IV of this report.
During 2013 and 2012, the Company's quarterly results varied as a result of the timing of certain impairment charges recorded within quarters of each year and the timing of the sales of assets, which generated gains within quarters of each year. See note 15 of notes to consolidated financial statements included in this Annual Report on Form 10-K for a discussion of impairment losses recorded and note 3 of notes to consolidated financial statements included in this Annual Report on Form 10-K for a discussion of asset sales.

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
Management, under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. The framework on which the assessment was based is described in “Internal Control – Integrated Framework” (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, we concluded that we maintained effective internal control over financial reporting as of December 31, 2013. Deloitte & Touche, our independent registered public accounting firm, issued an opinion on the effectiveness of our internal control over financial reporting as of December 31, 2013, which follows this report of management.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Cousins Properties Incorporated:
We have audited the internal control over financial reporting of Cousins Properties Incorporated and subsidiaries (the "Company") as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2013 of the Company and our report dated February 13, 2014 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.
/s/ DELOITTE & TOUCHE LLP
Atlanta, Georgia
February 13, 2014

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Items 401 and 405 of Regulation S-K is presented in item X in part I above and is included under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement relating to the 2014 Annual Meeting of the Registrant’s Stockholders, and is incorporated herein by reference. The Company has a Code of Business Conduct and Ethics (the “Code”) applicable to its Board of Directors and all of its employees. The Code is publicly available on the “Investor Relations” page of its website site at www.cousinsproperties.com. Section 1 of the Code applies to the Company’s senior executive and financial officers and is a “code of ethics” as defined by applicable SEC rules and regulations. If the Company makes any amendments to the Code other than technical, administrative or other non-substantive amendments, or grants any waivers, including implicit waivers, from a provision of the Code to the Company’s senior executive or financial officers, the Company will disclose on its website the nature of the amendment or waiver, its effective date and to whom it applies. There were no amendments or waivers during 2013.

Item 11.	Executive Compensation
The information under the captions “Executive Compensation” (other than the Committee Report on Compensation) and “Director Compensation” in the Proxy Statement relating to the 2014 Annual Meeting of the Registrant’s Stockholders is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information under the captions “Beneficial Ownership of Common Stock” and "Equity Compensation Plan Information" in the Proxy Statement relating to the 2014 Annual Meeting of the Registrant’s Stockholders is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information under the caption “Certain Transactions” and “Director Independence” in the Proxy Statement relating to the 2014 Annual Meeting of the Registrant’s Stockholders is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services
The information under the caption “Summary of Fees to Independent Registered Public Accounting Firm” in the Proxy Statement relating to the 2014 Annual Meeting of the Registrant’s Stockholders has fee information for fiscal years 2013 and 2012 and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules

(a)	1. Financial Statements

A.	The following consolidated financial statements of the Registrant, together with the applicable report of independent registered public accounting firm, are filed as a part of this report:

2.	Financial Statement Schedule

The following financial statement schedule for the Registrant is filed as a part of this report:

Page Number
A. Schedule III—Real Estate and Accumulated Depreciation—December 31, 2013	S-1 through S-4
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

2.4
Purchase and Sale Contract, dated as of July 19, 2013, by and between Crescent Crown Greenway Plaza SPV, LLC, Crescent Crown Seven Greenway SPV, LLC, Crescent Crown Nine Greenway SPV, LLC, and Crescent Crown Edloe Garage SPV, LLC and Cousins Properties Incorporated, filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed July 29, 2013 and incorporated herein by reference. (Schedules and exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.)

2.5
Purchase and Sale Contract, dated as of July 19, 2013, by and between Crescent One SPV, LLC and Cousins Properties Incorporated, filed as Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed July 29, 2013 and incorporated herein by reference. (Schedules and exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.)

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

10(a)(xxxi)*†	Cousins Properties Incorporated 2005 Restricted Stock Unit Plan — Form of Restricted Stock Unit Certificate for 2014-2016 Performance Period.

10(a)(xxxii)*†	Cousins Properties Incorporated 2009 Incentive Stock Plan – Form of Stock Grant Certificate.

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

10(k)
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

11
Computation of Per Share Earnings. Data required by SFAS No. 128, “Earnings Per Share,” is provided in note 17 of notes to consolidated financial statements included in this Annual Report on Form 10-K, and incorporated herein by reference.

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

Cousins Properties Incorporated (Registrant)
Dated:	February 13, 2014
		BY:	/s/ Gregg D. Adzema
Gregg D. Adzema
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Capacity	Date
/s/ Lawrence L. Gellerstedt III	Chief Executive Officer,	February 13, 2014
Lawrence L. Gellerstedt III	President and Director (Principal Executive Officer)

/s/ Gregg D. Adzema	Executive Vice President and	February 13, 2014
Gregg D. Adzema	Chief Financial Officer (Principal Financial Officer)

/s/ John D. Harris, Jr.	Senior Vice President, Chief	February 13, 2014
John D. Harris, Jr.	Accounting Officer and Assistant Secretary (Principal Accounting Officer)

/s/ Tom G. Charlesworth	Director	February 13, 2014
Tom G. Charlesworth

/s/ James D. Edwards	Director	February 13, 2014
James D. Edwards

/s/ Lillian C. Giornelli	Director	February 13, 2014
Lillian C. Giornelli

/s/ S. Taylor Glover	Chairman of the Board of Directors	February 13, 2014
S. Taylor Glover

/s/ James H. Hance, Jr.	Director	February 13, 2014
James H. Hance, Jr.

/s/ William Porter Payne	Director	February 13, 2014
William Porter Payne

/s/ R. Dary Stone	Director	February 13, 2014
R. Dary Stone

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Cousins Properties Incorporated:
We have audited the accompanying consolidated balance sheets of Cousins Properties Incorporated and subsidiaries (the "Company") as of December 31, 2013 and 2012, and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cousins Properties Incorporated and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 13, 2014 expressed an unqualified opinion on the Company's internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
Atlanta, Georgia
February 13, 2014

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands, except share and per share amounts)

	December 31,
	2013	2012
Assets:
Real estate assets:
Operating properties, net of accumulated depreciation of $235,707 and $255,128 in 2013 and 2012, respectively	$1,828,437	$669,652
Projects under development, net of accumulated depreciation of $0 and $183 in 2013 and 2012, respectively	21,681	25,209
Land	35,053	42,187
Other	—	151
	1,885,171	737,199
Operating properties and related assets held for sale, net of accumulated depreciation of $21,444 and $2,947 in 2013 and 2012, respectively	24,554	1,866
Cash and cash equivalents	975	176,892
Restricted cash	2,810	2,852
Notes and accounts receivable, net of allowance for doubtful accounts of $1,827 and $1,743 in 2013 and 2012, respectively	11,778	9,972
Deferred rents receivable	39,969	39,378
Investment in unconsolidated joint ventures	107,082	97,868
Intangible assets, net of accumulated amortization of $37,544 and $15,153 in 2013 and 2012, respectively	170,973	33,280
Other assets	29,894	24,935
Total assets	$2,273,206	$1,124,242
Liabilities:
Notes payable	$630,094	$425,410
Accounts payable and accrued expenses	76,668	34,751
Deferred income	25,754	11,888
Intangible liabilities, net of accumulated amortization of $6,323 and $13,986 in 2013 and 2012, respectively	66,476	7,520
Other liabilities	15,242	1,720
Total liabilities	814,234	481,289
Commitments and contingencies	—	—
Equity:
Stockholders' investment:
Preferred stock, 20,000,000 shares authorized, $1 par value:
7.75% Series A cumulative redeemable preferred stock, $25 liquidation preference; 0 and 2,993,090 shares issued and outstanding in 2013 and 2012, respectively	—	74,827
7.50% Series B cumulative redeemable preferred stock, $25 liquidation preference; 3,791,000 shares issued and outstanding in 2013 and 2012	94,775	94,775
Common stock, $1 par value, 250,000,000 shares authorized, 193,236,454 and 107,660,080 shares issued in 2013 and 2012, respectively	193,236	107,660
Additional paid-in capital	1,420,951	690,024
Treasury stock at cost, 3,570,082 shares in 2013 and 2012	(86,840)	(86,840)
Distributions in excess of cumulative net income	(164,721)	(260,104)
Total stockholders' investment	1,457,401	620,342
Nonredeemable noncontrolling interests	1,571	22,611
Total equity	1,458,972	642,953
Total liabilities and equity	$2,273,206	$1,124,242
See notes to consolidated financial statements.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share amounts)

	Year Ended December 31,
	2013	2012	2011
Revenues:
Rental property revenues	$194,420	$114,208	$94,704
Fee income	10,891	17,797	13,821
Other	5,430	4,841	9,600
	210,741	136,846	118,125
Costs and expenses:
Rental property operating expenses	90,498	50,329	40,817
Reimbursed expenses	5,215	7,063	6,208
General and administrative expenses	21,940	23,208	24,166
Interest expense	21,709	23,933	26,677
Impairment losses	—	488	96,818
Depreciation and amortization	76,277	39,424	30,666
Separation expenses	520	1,985	197
Acquisition and related costs	7,484	793	468
Other	3,693	5,144	9,286
	227,336	152,367	235,303
Loss on extinguishment of debt	—	(94)	—
Loss from continuing operations before taxes, unconsolidated joint ventures, and sale of investment properties	(16,595)	(15,615)	(117,178)
Benefit (provision) for income taxes from operations	23	(91)	186
Income (loss) from unconsolidated joint ventures	67,325	39,258	(18,299)
Income (loss) from continuing operations before gain on sale of investment properties	50,753	23,552	(135,291)
Gain on sale of investment properties	61,288	4,053	3,494
Income (loss) from continuing operations	112,041	27,605	(131,797)
Income from discontinued operations:
Income (loss) from discontinued operations	3,299	1,907	(189)
Gain on sale of investment properties	11,489	18,407	8,519
	14,788	20,314	8,330
Net income (loss)	126,829	47,919	(123,467)
Net income attributable to noncontrolling interests	(5,068)	(2,191)	(4,958)
Net income (loss) attributable to controlling interests	121,761	45,728	(128,425)
Preferred share original issuance costs	(2,656)	—	—
Dividends to preferred stockholders	(10,008)	(12,907)	(12,907)
Net income (loss) available to common stockholders	$109,097	$32,821	$(141,332)
Per common share information — basic and diluted:
Income (loss) from continuing operations attributable to controlling interest	$0.66	$0.12	$(1.44)
Income from discontinued operations	0.10	0.20	0.08
Net income (loss) available to common stockholders	$0.76	$0.32	$(1.36)
Weighted average shares — basic	144,255	104,117	103,651
Weighted average shares — diluted	144,420	104,125	103,651
See notes to consolidated financial statements.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
Years Ended December 31, 2013, 2012 and 2011
(In thousands)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Treasury Stock	Distributions in Excess of Cumulative Net Income	Stockholders’ Investment	Nonredeemable Noncontrolling Interests	Total Equity
Balance December 31, 2010	$169,602	$106,962	$684,551	$(86,840)	$(114,196)	$760,079	$32,772	$792,851
Net income (loss)	—	—	—	—	(128,425)	(128,425)	3,525	(124,900)
Common stock issued pursuant to:
Director stock grants	—	82	625	—	—	707	—	707
Stock option exercises	—	4	14	—	—	18	—	18
Restricted stock grants, net of amounts withheld for income taxes	—	243	(252)	—	—	(9)	—	(9)
Amortization of stock options and restricted stock, net of forfeitures	—	(19)	2,131	—	—	2,112	—	2,112
Distribution to nonredeemable noncontrolling interests	—	—	—	—	—	—	(3,894)	(3,894)
Contributions from nonredeemable noncontrolling interests	—	—	—	—	—	—	1,300	1,300
Change in fair value of redeemable noncontrolling interests	—	—	766	—	—	766	—	766
Cash preferred dividends paid	—	—	—	—	(12,907)	(12,907)	—	(12,907)
Cash common dividends paid	—	—	—	—	(18,649)	(18,649)	—	(18,649)
Balance December 31, 2011	$169,602	$107,272	$687,835	$(86,840)	$(274,177)	$603,692	$33,703	$637,395
Net income (loss)	—	—	—	—	45,728	45,728	4,194	49,922
Common stock issued pursuant to:
Director stock grants	—	72	468	—	—	540	—	540
Restricted stock grants, net of amounts withheld for income taxes	—	452	(659)	—	—	(207)	—	(207)
Amortization of stock options and restricted stock, net of forfeitures	—	(136)	2,380	—	—	2,244	—	2,244
Distributions to nonredeemable noncontrolling interests	—	—	—	—	—	—	(15,286)	(15,286)
Cash preferred dividends paid	—	—	—	—	(12,907)	(12,907)	—	(12,907)
Cash common dividends paid	—	—	—	—	(18,748)	(18,748)	—	(18,748)
Balance Balance December 31, 2012	$169,602	$107,660	$690,024	$(86,840)	$(260,104)	$620,342	$22,611	$642,953
Net income	—	—	—	—	121,761	121,761	5,000	126,761
Common stock issued pursuant to:
Director stock grants	—	50	494	—	—	544	—	544
Stock option exercises	—	31	(202)	—	—	(171)	—	(171)
Common stock offering, net of issuance costs	—	85,507	740,726	—	—	826,233	—	826,233
Restricted stock grants, net of amounts withheld for income taxes	—	30	(1,209)	—	—	(1,179)	—	(1,179)
Amortization of stock options and restricted stock, net of forfeitures	—	(42)	1,940	—	—	1,898	—	1,898
Distributions to noncontrolling interests	—	—	—	—	—	—	(26,040)	(26,040)
Redemption of preferred shares	(74,827)	—	(10,822)	—	10,822	(74,827)	—	(74,827)
Cash preferred dividends paid	—	—	—	—	(10,008)	(10,008)	—	(10,008)
Cash common dividends paid	—	—	—	—	(27,192)	(27,192)	—	(27,192)
Balance Balance December 31, 2013	$94,775	$193,236	$1,420,951	$(86,840)	$(164,721)	$1,457,401	$1,571	$1,458,972

See notes to consolidated financial statements.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)

	Years Ended December 31,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$126,829	$47,919	$(123,467)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Impairment losses, including discontinued operations	—	14,278	107,763
Gain on sale of investment properties, including discontinued operations	(68,200)	(15,001)	(12,013)
Gain on sale of third party management and leasing business	(4,577)	(7,459)	—
Losses on abandoned predevelopment projects	—	—	937
Loss on extinguishment of debt, including discontinued operations	—	94	74
Impairment losses on investments in unconsolidated joint ventures	—	—	608
Depreciation and amortization, including discontinued operations	76,478	52,439	54,061
Amortization of deferred financing costs	615	1,056	1,637
Amortization of stock options and restricted stock, net of forfeitures	1,898	2,244	2,113
Effect of certain non-cash adjustments to rental revenues	(11,660)	(3,938)	(6,719)
(Income) loss from unconsolidated joint ventures	(67,325)	(39,258)	17,691
Operating distributions from unconsolidated joint ventures	67,101	37,379	8,865
Land and multi-family cost of sales, net of closing costs paid	967	1,706	5,187
Land and multi-family acquisition and development expenditures	—	(47)	(999)
Changes in other operating assets and liabilities:
Change in other receivables and other assets, net	(9,619)	(851)	2,099
Change in operating liabilities	24,833	4,761	(2,256)
Net cash provided by operating activities	137,340	95,322	55,581
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from investment property sales	178,966	273,386	143,623
Proceeds from sale of third party management and leasing business	4,577	8,247	—
Property acquisition, development and tenant asset expenditures	(1,526,263)	(105,069)	(181,909)
Investment in unconsolidated joint ventures	(11,922)	(6,619)	(23,341)
Distributions from unconsolidated joint ventures	88,635	67,435	8,428
Collection of notes receivable	1,580	—	—
Change in notes receivable and other assets	(1,655)	2,504	(2,255)
Change in restricted cash	(111)	2,077	10,592
Net cash provided by (used in) investing activities	(1,266,193)	241,961	(44,862)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facility	365,075	417,900	256,275
Repayment of credit facility	(325,000)	(616,150)	(163,425)
Proceeds from other notes payable	304,275	113,026	—
Repayment of notes payable	(77,887)	(28,808)	(59,543)
Payment of loan issuance costs	(1,693)	(3,419)	(442)
Common stock issued, net of expenses	826,233	—	18
Common dividends paid	(27,192)	(18,748)	(18,649)
Preferred dividends paid	(10,008)	(12,907)	(12,907)
Redemption of preferred shares	(74,827)	—	—
Contributions from noncontrolling interests	—	—	1,300
Distributions to noncontrolling interests	(26,040)	(16,143)	(16,087)
Net cash provided by (used in) financing activities	952,936	(165,249)	(13,460)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(175,917)	172,034	(2,741)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	176,892	4,858	7,599
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$975	$176,892	$4,858
See notes to consolidated financial statements.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
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
Cousins, CREC and their subsidiaries (collectively, the “Company”) develop, acquire, lease, manage, and own primarily Class A office properties and opportunistic mixed-use developments in Sunbelt markets with a focus on Georgia, Texas, and North Carolina. As of December 31, 2013, the Company’s portfolio of real estate assets consisted of interests in 14.8 million square feet of office space, 566,000 square feet of retail space, and 404,000 square feet of apartments.
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
For the three years ended December 31, 2013, there were no items of other comprehensive income. Therefore, no presentation of comprehensive income is required.
The Company evaluates all partnerships, joint ventures and other arrangements with variable interests to determine if the entity or arrangement qualifies as a variable interest entity (“VIE”), as defined in the Codification. If the entity or arrangement qualifies as a VIE and the Company is determined to be the primary beneficiary, the Company is required to consolidate the assets, liabilities, and results of operations of the VIE.
The Company has a joint venture with Callaway Gardens Resort, Inc. (“Callaway”) for the development of residential lots, which is anticipated to be funded fully through Company contributions. Callaway has the right to receive returns, but no obligation to fund any costs or absorb any losses. The Company is the sole decision maker for the venture and the development manager. The Company has determined that Callaway is a VIE, and the Company is the primary beneficiary. Therefore, the Company consolidates this joint venture. As of December 31, 2013 and 2012, Callaway had total assets of $4.6 million and $4.9 million, respectively, and no significant liabilities.
In September 2013, four buildings were acquired and transferred to a special purpose entity to facilitate a potential Section 1031 exchange under the Internal Revenue Code. To realize the tax deferral available under the Section 1031 exchange, the Company must complete the Section 1031 exchange, if any, and take title to the to-be-exchanged buildings within 180 days of the acquisition date. The Company has determined that this entity is a VIE, and the Company is the primary beneficiary. Therefore, the Company consolidates this entity. As of December 31, 2013, this VIE had total assets of $305.8 million, no significant liabilities, and no significant cash flows.

2.	SIGNIFICANT ACCOUNTING POLICIES
Real Estate Assets
Cost Capitalization: Costs related to planning, developing, leasing, and constructing a property, including costs of development personnel working directly on projects under development, are capitalized. In addition, the Company capitalizes interest to qualifying assets under development based on average accumulated expenditures outstanding during the period. In capitalizing interest to qualifying assets, the Company first uses the interest incurred on specific project debt, if any, and next uses the Company’s weighted average interest rate for non-project specific debt. The Company also capitalizes interest to investments accounted for under the equity method when the investee has property under development with a carrying value in excess of the investee’s borrowings. To the extent debt exists within an unconsolidated joint venture during the construction period, the venture capitalizes interest on that venture-specific debt.
The Company capitalizes interest, real estate taxes, and certain operating expenses on the unoccupied portion of recently completed development properties from the date a project is substantially complete to the earlier of (1) the date on which the project achieves 90% economic occupancy or (2) one year after it is substantially complete.

The Company capitalizes direct leasing costs related to leases that are probable of being executed. These costs include commissions paid to outside brokers, legal costs incurred to negotiate and document a lease agreement, and internal costs that are based on time spent by leasing personnel on successful leases. The Company allocates these costs to individual tenant leases and amortizes them over the related lease term.
Impairment: For real estate assets that are considered to be held for sale according to accounting guidance, the Company records impairment losses if the fair value of the asset net of estimated selling costs is less than the carrying amount. For those long-lived assets that are held and used according to accounting guidance, management reviews each asset for the existence of any indicators of impairment. If indicators of impairment are present, the Company calculates the expected undiscounted future cash flows to be derived from such assets. If the undiscounted cash flows are less than the carrying amount of the asset, the Company reduces the asset to its fair value. See note 15 for impairment losses recognized during 2013, 2012, and 2011.
Acquisition of Operating Properties: The Company records the acquired tangible and intangible assets and assumed liabilities of operating property acquisitions at fair value at the acquisition date. The acquired assets and assumed liabilities for an operating property acquisition generally include but are not limited to: land, buildings and improvements, and identified tangible and intangible assets and liabilities associated with in-place leases, including leasing costs, value of above-market and below-market tenant leases, value of above-market and below-market ground leases, acquired in-place lease values, and tenant relationships, if any.
The fair value of land is derived from comparable sales of land within the same submarket and/or region. The fair value of buildings and improvements, tenant improvements, and leasing costs are based upon current market replacement costs and other relevant market rate information.
The fair value of the above-market or below-market component of an acquired in-place lease is based upon the present value (calculated using a market discount rate) of the difference between (i) the contractual rents to be paid pursuant to the lease over its remaining term and (ii) management’s estimate of the rents that would be paid using fair market rental rates and rent escalations at the date of acquisition over the remaining term of the lease. The amounts recorded for above-market and below-market tenant leases are included in intangible assets and intangible liabilities, respectively, on the balance sheets and are amortized on a straight-line basis into rental property revenues over the remaining term of the applicable leases. The amounts recorded for above-market and below-market ground leases are included in intangible liabilities and intangible assets, respectively, and are amortized on a straight-line basis into rental property operating expenses over the remaining terms of the applicable leases.
The fair value of acquired in-place leases is derived based on management’s assessment of lost revenue and costs incurred for the period required to lease the “assumed vacant” property to the occupancy level when purchased. The amount recorded for acquired in-place leases is included in intangible assets and amortized as an increase to depreciation and amortization expense over the remaining term of the applicable leases.
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
Discontinued Operations: The Company classifies the results of operations of properties that have been sold or otherwise qualify as held for sale as discontinued operations for all periods presented if the property's operations are expected to be eliminated from ongoing operations and the Company will not have any significant continuing involvement in the operations of the property after the sale. The Company also classifies any gains or losses on the sale of such properties as discontinued operations as well as any related impairment losses associated with such properties. The Company ceases depreciation of a property when it is categorized as held for sale. See note 3 for a detail of properties that meet these requirements.
Investment in Joint Ventures
For joint ventures that the Company does not control, but exercises significant influence, the Company uses the equity method of accounting. The Company's judgment with regard to its level of influence or control of an entity involves consideration of various factors including the form of its ownership interest; its representation in the entity's governance; its ability to participate in policy-making decisions; and the rights of other investors to participate in the decision-making process, to replace the Company as manager, and/or to liquidate the venture. These ventures are recorded at cost and adjusted for equity in earnings and cash contributions and distributions. Any difference between the carrying amount of these investments on the Company’s balance sheet and the underlying equity in net assets on the joint venture’s balance sheet is adjusted as the related underlying assets are depreciated, amortized, or sold. The Company generally allocates income and loss from an unconsolidated joint venture based on the venture's distribution priorities, which may be different from its stated ownership percentage.
The Company evaluates the recoverability of its investment in unconsolidated joint ventures in accordance with accounting standards for equity investments by first reviewing each investment for any indicators of impairment. If indicators are present, the Company estimates the fair value of the investment. If the carrying value of the investment is greater than the estimated fair value, management makes an assessment of whether the impairment is “temporary” or “other-than-temporary.” In making this assessment, management considers the following: (1) the length of time and the extent to which fair value has been less than cost, (2) the financial condition and near-term prospects of the entity, and (3) the Company’s intent and ability to retain its interest long enough for a recovery in market value. See note 5 for more information on impairment losses recognized on the Company’s investments in unconsolidated joint ventures during 2011.
The Company consolidates certain joint ventures that it controls. In cases where the entity’s documents do not contain a required redemption clause, the Company records the partner’s share of the entity in the equity section of the balance sheets in nonredeemable noncontrolling interests. In cases where the entity’s documents contain a provision requiring the Company to purchase the partner’s share of the venture at a certain value upon demand or at a future date, the Company records the partner’s share of the entity in redeemable noncontrolling interests on the balance sheets. Amounts recorded in redeemable noncontrolling interests are adjusted to the higher of fair value or the partner’s cost basis each reporting period. The effect of these adjustments is recorded in additional paid-in capital within total stockholders’ investment. The noncontrolling partners' share of all consolidated joint ventures' income is reflected in net income attributable to noncontrolling interest on the statements of operations.
Revenue Recognition
Rental Property Revenues: The Company recognizes contractual revenues from leases on a straight-line basis over the term of the respective lease. Certain of these leases also provide for percentage rents based upon the level of sales achieved by the lessee. Percentage rents are recognized once the specified sales target is achieved. In addition, leases typically provide for reimbursement of the tenants' share of real estate taxes, insurance, and other operating expenses to the Company. Operating expense reimbursements are recognized as the related expenses are incurred. During 2013, 2012, and 2011, the Company recognized $43.9 million, $26.2 million, and $28.4 million, respectively, in revenues, including discontinued operations, from tenants related to operating expenses.
The Company makes valuation adjustments to all tenant-related accounts receivable based upon its estimate of the likelihood of collectibility of amounts due from the tenant. The amount of any valuation adjustment is based on the tenant’s credit and business risk, history of payment, and other factors considered by management.
Fee Income: The Company recognizes development, management, and leasing fees when earned. The Company recognizes development, management, and leasing fees received from unconsolidated joint ventures and related salaries and other direct costs incurred by the Company as income and expense based on the percentage of the joint venture which the Company does not own. Correspondingly, the Company adjusts the investment in unconsolidated joint ventures asset when fees are paid to the Company by a joint venture in which the Company has an ownership interest. The Company amortizes these adjustments over a relevant period in income from unconsolidated joint ventures.
Land Sales: The Company recognizes sales and related cost of sales of land upon closing, the majority of which historically have been accounted for on the full accrual method. If a substantial continuing obligation exists related to the sale, the Company uses the percentage of completion method. If other criteria for the full accrual method are not met, the Company utilizes the installment method, cost recovery method, deposit method, or reduced-profit method as applicable.
Gain on Sale of Investment Properties: The Company recognizes a gain on sale of investment property when the sale of a property is consummated, the buyer’s initial and continuing investment is adequate to demonstrate commitment to pay, any receivable obtained is not subject to future subordination, the usual risks and rewards of ownership are transferred, and the Company has no substantial continuing involvement with the property. If the Company has a commitment to the buyer and that commitment is a specific dollar amount, this commitment is accrued and the gain on sale that the Company recognizes is reduced. If the Company has a construction commitment to the buyer, management makes an estimate of this commitment, defers a portion of the profit from the sale, and recognizes the deferred profit as or when the commitment is fulfilled.
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
Stock-Based Compensation
The Company has several types of stock-based compensation plans. These plans are described in note 13, as are the accounting policies by type of award. The Company recognizes compensation expense, net of forfeitures, arising from share-based payment arrangements granted to employees and directors in general and administrative expense in the statements of operations over the related awards’ vesting period, which may be accelerated under the Company’s retirement feature. The Company has capitalized a portion of share-based payment expense to certain properties for those employees whose jobs are related to properties under development.
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
Cash and Cash Equivalents and Restricted Cash
Cash and cash equivalents include cash and highly-liquid money market instruments. Highly-liquid money market instruments include securities and repurchase agreements with original maturities of three months or less, money market mutual funds, and United States Treasury Bills with maturities of 30 days or less. Restricted cash primarily represents amounts restricted under debt agreements for future capital expenditures or for specific future operating costs.
Software Cost Capitalization
Internal and external costs to develop computer software for internal use are capitalized during the development stage in accordance with GAAP. These capitalized costs include the costs to obtain the software, internal and external development costs, and automated data conversion. Training and manual data conversion costs are expensed as incurred.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements and footnotes. Actual results could differ from those estimates.

3.    PROPERTY TRANSACTIONS

Discontinued Operations
Accounting rules require that the historical operating results of held for sale or sold assets which meet certain accounting rules be included in a separate section, discontinued operations, in the statements of operations for all periods presented. If the asset is sold, the related gain or loss on sale is also included in discontinued operations. The following properties which were held for sale or sold in 2013, 2012, and 2011 met the criteria for discontinued operations presentation ($ in thousands):

Property	Property Type	Location	Square Feet	Sales Price
2013:
Tiffany Springs MarketCenter	Retail	Kansas City, MO	238,000	$53,500
Lakeshore Park Plaza	Office	Birmingham, AL	197,000	Held for sale
600 University Park Place	Office	Birmingham, AL	123,000	Held for sale
Inhibitex	Office	Atlanta, GA	51,000	$8,300
2012:
The Avenue Forsyth	Retail	Atlanta, GA	524,000	$119,000
The Avenue Collierville	Retail	Memphis, TN	511,000	$55,000
The Avenue Webb Gin	Retail	Atlanta, GA	322,000	$59,600
Galleria 75	Office	Atlanta, GA	111,000	$9,200
Cosmopolitan Center	Office	Atlanta, GA	51,000	$7,000
Inhibitex	Office	Atlanta, GA	51,000	Held for sale
2011:
King Mill Distribution Park — Building 3	Industrial	Atlanta, GA	796,000	$28,300
Lakeside Ranch Business Park — Building 20	Industrial	Dallas, TX	749,000	$28,400
Jefferson Mill Business Park — Building A	Industrial	Atlanta, GA	459,000	$22,000
One Georgia Center	Office	Atlanta, GA	376,000	$48,600
The $8.3 million sales price for Inhibitex is prior to the allocation of free rent credits. In addition, the Company sold its third party management and leasing business 2012. As a result, the operations of this business are presented as discontinued operations in the accompanying statements of operations. The Company recognized a gain on the sale of $7.5 million in 2012 and an additional gain of $4.6 million in 2013. The additional gain was based on the performance of the business for the year subsequent to the sale.
The following table details the components of income (loss) from discontinued operations for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	2013	2012	2011
Rental property revenues	$10,552	$33,918	$51,985
Third party management and leasing revenues	76	16,364	19,359
Other revenues	40	3,557	209
Rental property operating expenses	(4,162)	(10,935)	(19,575)
Third party management and leasing expenses	(99)	(13,678)	(16,584)
Interest expense	—	—	(1,107)
Impairment losses	—	(13,791)	(10,945)
Depreciation and amortization	(3,083)	(13,479)	(23,395)
Loss on extinguishment of debt	—	—	(74)
Other expenses	(25)	(49)	(62)
Income (loss) from discontinued operations	$3,299	$1,907	$(189)
Gains (losses) related on sales of discontinued operations are as follows for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	2013	2012	2011
Third party management and leasing business	4,577	7,459	—
Tiffany Springs MarketCenter	3,697	—	—
Inhibitex	2,989	—	—
King Mill Distribution Park — Building 3	275	307	4,977
Lakeside Ranch Business Park — Building 20	25	(59)	1,121
Cosmopolitan Center	—	2,064	—
Galleria 75	—	569	—
One Georgia Center	—	(104)	2,805
Jefferson Mill Business Park — Building A	5	—	(394)
The Avenue Webb Gin	(2)	3,590	—
The Avenue Forsyth	(77)	4,508	—
Other	—	73	10
Gain on sale of discontinued operations, net	$11,489	$18,407	$8,519
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
In conjunction with the Texas Acquisition, the Company entered into a Loan Agreement with JPMorgan Chase Bank, N.A. and Bank of America, N.A. which would permit it to draw up to $950 million, with an accordion feature permitting it, under certain conditions, to increase the amount available by up to $150 million (the “Term Loan”). The Company entered into the Term Loan to assist, if necessary, in the funding of the Texas Acquisition. The Term Loan was not used to finance the Texas Acquisition and, pursuant to the agreement, terminated on the acquisition date. The Company incurred fees and other costs associated with the Term Loan of $2.6 million. In addition, the Company incurred $4.2 million in other acquisition costs related to the Texas Acquisition. The term loan costs and other acquisition costs are included in acquisition and related costs on the statement of operations.
In the second quarter of 2013, the Company acquired 816 Congress Avenue, a 435,000 square foot Class-A office property located in the central business district of Austin, Texas. The purchase price for this property, net of rent credits, was $102.4 million. The Company incurred $342,000 in acquisition and related costs associated with this acquisition.
In the first quarter of 2013, the Company purchased the remaining 80% interest in MSREF/ Cousins Terminus 200 LLC for $53.8 million and simultaneously repaid the mortgage loan secured by the Terminus 200 property in the amount of $74.6 million. The Company recognized a gain of $19.7 million on this acquisition achieved in stages. Immediately thereafter, the Company contributed its interest in the Terminus 200 property and its interest in the Terminus 100 property, together with the existing mortgage loan secured by the Terminus 100 property, to a newly-formed entity, Terminus Office Holdings LLC (“TOH”), and sold 50% of TOH to institutional investors advised by J.P. Morgan Asset Management for $112.2 million. The Company recognized a gain of $37.1 million on this transaction. The Company incurred $122,000 in acquisition and related costs associated with these transactions. In March 2013, TOH closed a new mortgage loan on the Terminus 200 property in the amount of $82.0 million, and the Company received a distribution of $39.2 million from TOH as a result. TOH is an unconsolidated joint venture of the Company (see note 5).
Concurrent with the Terminus 100 and 200 transactions, the Company purchased Post Oak Central, a 1.3 million square foot, Class-A office complex in the Galleria district of Houston, Texas for $230.9 million, net of rent credits, from an affiliate of J.P. Morgan Asset Management. The Company incurred $231,000 in acquisition and related costs associated with this purchase.
In 2012, the Company purchased 2100 Ross Avenue, a 844,000 square foot Class-A office building in the Arts District submarket of Dallas, Texas, and paid cash of $59.2 million. In addition, the Company assumed $4.2 million in liabilities associated with the building including tenant improvement liabilities, property tax liabilities and deferred revenue. In accordance with applicable accounting rules, the Company included these assumed liabilities in the purchase price of the asset. The Company allocated the purchase price among the assets and liabilities acquired based on their respective fair values. The Company incurred $408,000 in acquisition and related costs associated with this purchase.

In 2011, the Company purchased Promenade, a 777,000 square foot office building in the midtown submarket of Atlanta, Georgia, for a cash purchase price of $134.7 million. The Company allocated the purchase price among the assets and liabilities acquired based on their respective fair values. The Company incurred $292,000 in acquisition and related costs associated with this purchase.
The following tables summarize allocations of the estimated fair values of the assets and liabilities of the acquisitions discussed above (in thousands):

	Post Oak Central	Terminus 200	816 Congress Avenue	Texas Acquisition	2100 Ross Avenue	Promenade
Land and improvements	$88,406	$25,040	$6,817	$306,563	$5,987	$13,439
Building	118,470	101,472	86,391	586,150	36,705	94,190
Tenant improvements	10,877	17,600	3,500	114,220	9,034	8,600
Other assets	—	101	—	—	—	—
Deferred rents receivable	—	44	—	—	—	—
Tangible assets	217,753	144,257	96,708	1,006,933	51,726	116,229
Intangible assets:
Above-market leases	995	1,512	89	4,959	3,267	3,991
In-place leases	26,968	14,355	8,222	117,630	8,888	16,172
Below-market ground leases	—	—	—	2,958	—	—
Ground lease purchase option	—	—	2,403	—	—	—
Total intangible assets	27,963	15,867	10,714	125,547	12,155	20,163
Intangible liabilities:
Below-market leases	(14,792)	(9,273)	(2,820)	(47,170)	(436)	(1,659)
Above-market ground lease	—	—	(1,981)	(2,508)	—	—
Total intangible liabilities	(14,792)	(9,273)	(4,801)	(49,678)	(436)	(1,659)

Total net assets acquired	$230,924	$150,851	$102,621	$1,082,802	$63,445	$134,733
See note 6 for a schedule of the timing of amortization of the intangible assets and liabilities and the weighted average amortization periods.
The following unaudited supplemental pro forma information is presented for the years ended December 31, 2013, 2012, and 2011, respectively. The pro forma information is based upon the Company's historical consolidated statements of operations, adjusted as if the Post Oak Central, Terminus, 816 Congress Avenue, and Texas Acquisition transactions discussed above had occurred at the beginning of each of the periods presented. The supplemental pro forma information is not necessarily indicative of future results or of actual results that would have been achieved had the transactions been consummated at the beginning of each period.

	2013	2012
	(unaudited, in thousands, except per share amounts)
Revenues	$318,539	$301,407
Income from continuing operations	122,901	43,778
Net income	137,689	64,092
Net income available to common stockholders	119,957	48,994
Per share information:
Basic	$0.63	$0.26
Diluted	$0.63	$0.26

4.    NOTES AND ACCOUNTS RECEIVABLES
At December 31, 2013 and 2012, notes and accounts receivables included the following (in thousands):

	2013	2012
Notes receivable	$1,445	$2,885
Allowance for doubtful accounts related to notes receivable	(995)	(1,026)
Tenant and other receivables	12,160	8,830
Allowance for doubtful accounts related to tenant and other receivables	(832)	(717)
	$11,778	$9,972
At December 31, 2013 and 2012, the fair value of the Company’s notes receivable approximated the cost basis. Fair value was calculated by discounting future cash flows from the notes receivable at estimated rates in which similar loans would have been made at December 31, 2013 and 2012. The estimate of the rate, which is the most significant input in the discounted cash flow calculation, is intended to replicate notes of similar type and maturity. This fair value calculation is considered to be a Level 3 calculation under the accounting guidelines, as the Company utilizes internally generated assumptions regarding current interest rates at which similar instruments would be executed.

5.INVESTMENT IN UNCONSOLIDATED JOINT VENTURES
The following information summarizes financial data and principal activities of the Company’s unconsolidated joint ventures. The information included in the following table entitled summary of financial position is as of December 31, 2013 and 2012. The information included in the summary of operations table is for the years ended December 31, 2013, 2012 and 2011. Dollars in both tables are in thousands.

	Total Assets		Total Debt		Total Equity		Company's Investment
SUMMARY OF FINANCIAL POSITION:	2013	2012	2013	2012	2013	2012	2013		2012
Terminus Office Holdings	$297,815	$—	$215,942	$—	$69,867	$—	$35,885		$—
EP I LLC	88,130	83,235	57,092	43,515	29,229	32,611	25,319		27,864
Cousins Watkins LLC	51,653	54,285	27,710	28,244	23,081	25,259	17,213		16,692
Charlotte Gateway Village, LLC	135,966	140,384	52,408	68,242	82,373	70,917	11,252		10,299
EP II LLC	12,644	—	1	—	11,695	—	9,566		—
Temco Associates, LLC	8,474	8,409	—	—	8,315	8,233	4,083		4,095
CL Realty, L.L.C.	7,602	7,549	—	—	7,374	7,155	3,704		3,579
MSREF/ Cousins Terminus 200 LLC	—	95,520	—	74,340	—	19,659	—		3,930
CP Venture Five LLC	—	286,647	—	35,417	—	243,563	—		13,884
CP Venture Two LLC	—	96,345	—	—	—	94,819	—		2,894
CF Murfreesboro Associates	—	121,451	—	94,540	—	25,411	—		14,571
Wildwood Associates	21,127	21,176	—	—	21,121	21,173	(1,689)	(1)	(1,664)	(1)
Crawford Long - CPI, LLC	32,042	32,818	75,000	46,496	(44,295)	(15,129)	(21,071)	(1)	(6,407)	(1)
Other	1,931	2,194	—	—	1,700	1,844	60		60
	$657,384	$950,013	$428,153	$390,794	$210,460	$535,515	$84,322		$89,797

	Total Revenues			Net Income (Loss)			Company's Share of Net Income (Loss)
SUMMARY OF OPERATIONS:	2013	2012	2011	2013	2012	2011	2013	2012	2011
Terminus Office Holdings	$33,109	$—	$—	$(408)	$—	$—	$(182)	$—	$—
EP I LLC	8,261	796	—	100	(441)	(6)	75	(330)	(4)
Cousins Watkins LLC	5,483	5,575	4,831	55	(24)	42	2,306	2,397	2,410
Charlotte Gateway Village, LLC	33,281	32,901	32,442	10,693	9,704	8,802	1,176	1,176	1,176
EP II LLC	—	—	—	—	—	—	—	—	—
Temco Associates, LLC	630	702	653	96	(65)	(37,494)	(12)	(236)	(15,682)
CL Realty, L.L.C.	1,603	2,667	9,141	1,027	1,068	(28,508)	524	221	(11,971)
MSREF/ Cousins Terminus 200 LLC	1,197	12,265	13,081	(235)	(1,069)	547	(69)	(215)	25
CP Venture Five LLC	20,192	30,007	31,020	3,075	3,943	4,008	17,070	1,059	1,054
CP Venture Two LLC	12,965	19,533	6,093	7,033	10,473	(3,453)	21,590	1,208	(693)
CF Murfreesboro Associates	8,067	13,152	11,904	48,953	602	2,404	23,553	16	1,199
Wildwood Associates	—	1	16,230	(151)	(139)	5,858	(75)	(70)	2,858
Crawford Long - CPI, LLC	11,829	11,579	7,178	2,827	2,508	1,161	1,372	1,248	596
Palisades West LLC	—	15,401	19,061	(27)	5,330	8,459	—	25,547	860
Ten Peachtree Place Associates	—	2,488	1	—	20,895	(155)	—	7,843	(77)
Other	490	1,271	2,957	(144)	(147)	(256)	(3)	(606)	(50)
	$137,107	$148,338	$154,592	$72,894	$52,638	$(38,591)	$67,325	$39,258	$(18,299)
(1) Negative balances are included in deferred income on the balance sheets.
Terminus Office Holdings LLC ("TOH") – In 2013, TOH, a 50-50 joint venture between the Company and institutional investors advised by J.P. Morgan Asset Management ("JPM"), was formed for the purpose of owning and operating two office buildings in Atlanta, Georgia. See note 3 for further details. TOH has two mortgage loans totaling $222.0 million that mature on January 1, 2023. The weighted average interest rate on these fixed rate loans is 4.71%. The Company does not consolidate TOH because the Company and its partner share decision making abilities and have joint control over the venture. Operating cash flows and proceeds from capital transactions of TOH are allocated to the partners equally until JPM receives an agreed upon return, after which the Company may receive an additional promoted interest. The assets of the venture in the above table include a cash balance of $6.8 million at December 31, 2013.
EP I LLC (“EP I”) – In 2011, EP I was formed between the Company, with a 75% ownership interest, and Lion Gables Realty Limited Partnership (“Gables”), with a 25% ownership interest, for the purpose of developing and operating Emory Point, the first phase of a mixed-use property in Atlanta, Georgia. The Company does not consolidate EP I because the Company and Gables share decision making abilities and have joint control over the venture. Operating cash flows and proceeds from capital transactions of EP I are allocated to the partners pro rata based on their percentage ownership interests. Upon formation, the Company contributed $8.1 million in cash and $6.2 million in predevelopment assets, and Gables contributed a total of $3.8 million in cash and other assets. EP I has a construction loan that provides for up to $61.1 million to fund construction, $57.1 million of which was outstanding at December 31, 2013, and the loan bears interest at LIBOR plus 1.75%. The loan matures October 9, 2014 and may be extended for four, one-year periods if certain conditions are met. The Company and Gables guarantee up to $4.3 million and $1.4 million of the construction loan, respectively. These guarantees may be eliminated after project completion, based on certain conditions. The assets of the venture in the above table include a cash balance of $943,000 at December 31, 2013.
Cousins Watkins LLC ("CW") – CW is a joint venture between the Company, with a 50.5% interest, and Watkins Retail Group (“Watkins”), with a 49.5% interest, for the purpose of owning and operating four retail centers in Tennessee and Florida. CW has four mortgage loans with a total borrowing capacity of $33.5 million, with $27.7 million outstanding at December 31, 2013. The loans bear interest at LIBOR plus a spread ranging from 2.65% to 2.85%. The loans mature January 1, 2016 and may be extended for two, one-year terms, provided certain conditions are met. The Company guaranteed 25% of two of these loans, the maximum amount of which is $4.1 million. The guarantees will be released if certain metrics at the centers are achieved. The Company receives a preferred return on operating cash flows and is entitled to receive proceeds from capital transactions that equate to a 16% return on its invested capital, prior to Watkins receiving any distributions from capital transactions. The assets of the venture in the above table include cash and restricted cash balances of $948,000 at December 31, 2013.
Charlotte Gateway Village, LLC (“Gateway”) – Gateway is a 50-50 joint venture between the Company and Bank of America Corporation (“BOA”), which owns and operates Gateway Village, a 1.1 million square foot office building in downtown Charlotte, North Carolina. The project is 100% leased to BOA through 2016. Gateway’s net income or loss and cash distributions are allocated to the members as follows: first to the Company so that it receives a cumulative compounded return equal to 11.46%

on its capital contributions, second to BOA until it receives an amount equal to the aggregate amount distributed to the Company, and then 50% to each member. The Company’s total project return on Gateway is ultimately limited to an internal rate of return of 17% on its invested capital. Gateway has a mortgage note payable with an outstanding balance at December 31, 2013 of $52.4 million, a maturity of December 1, 2016 and an interest rate of 6.41%. The assets of the venture in the above table include a cash balance of $2.5 million at December 31, 2013.
EP II LLC (“EP II”) – In 2013, EP II was formed between the Company, with a 75% ownership interest, and Lion Gables Realty Limited Partnership (“Gables”), with a 25% ownership interest, for the purpose of developing and operating Emory Point II, the second phase of a mixed-use property in Atlanta, Georgia. The Company does not consolidate EP II because the Company and Gables share decision making abilities and have joint control over the venture. Operating cash flows and proceeds from capital transactions of EP II are allocated to the partners pro rata based on their percentage ownership interests. Upon formation, the Company contributed $5.6 million in cash and $1.3 million in predevelopment assets, and Gables contributed a total of $2.3 million in cash and other assets. EP II has a construction loan to provide for up to $46.0 million to fund construction, $1,000 of which was outstanding at December 31, 2013, and the loan bears interest at LIBOR plus 1.85%. The loan matures October 9, 2016 and may be extended for two, one-year periods if certain conditions are met. The Company and Gables guarantee up to $8.6 million and $2.9 million of the construction loan, respectively. These guarantees may be eliminated after project completion, based on certain conditions. The assets of the venture in the above table include a cash balance of $0 at December 31, 2013.
Temco Associates, LLC (“Temco”) – Temco, a 50-50 joint venture between the Company and Forestar Realty Inc. ("Forestar"), was one of two ventures through which the Company operated the majority of its residential land business. In connection with the Company's decision to effectively exit the residential land business, Temco recorded impairment losses in the fourth quarter of 2011, the Company's share of which were $14.6 million. These losses were the result of adjustments to the cash flow projections of each of Temco's assets based on higher probability that certain assets would be sold in the short term as opposed to being held for development or long term investment. In addition, the Company recorded a $608,000 impairment loss on its investment in Temco due to basis differences stemming from impairment losses at the joint venture level. In the first quarter of 2012, Temco sold substantially all of its assets to Forestar. At December 31, 2013, Temco owned various parcels of land in Georgia and a golf course and related debt in Georgia. The assets of the venture in the above table include a cash balance of $416,000 at December 31, 2013.
CL Realty, L.L.C. (“CL Realty”) – CL Realty, a 50-50 joint venture between the Company and Forestar, was one of two ventures through which the Company operated the majority of its residential land business. In connection with the Company's decision to effectively exit the residential land business, CL Realty recorded impairment losses in the fourth quarter of 2011, the Company’s share of which were $13.6 million. These losses were the result of adjustments to the cash flow projections of each of CL Realty's assets based on higher probability that certain assets would be sold in the short term as opposed to being held for development or long term investment. In the first quarter of 2012, CL Realty sold substantially all of its assets to Forestar. At December 31, 2013, CL Realty owned one parcel of land in Texas and mineral rights associated with one project in Texas. The assets of the venture in the above table include a cash balance of $752,000 at December 31, 2013.
MSREF/Cousins Terminus 200 LLC (“MSREF/T200”) – MSREF/T200 was a joint venture between the Company and Morgan Stanley, which owned and operated Terminus 200, a 566,000 square foot office building in the Buckhead district of Atlanta, Georgia. At December 31, 2012, the Company held a 20% interest in MSREF/T200 and Morgan Stanley held an 80% interest. In 2013, the Company purchased Terminus 200 from MSREF/T200. See note 3 for further details.
CP Venture Five LLC (“CPV Five”) – The Company held a 11.5% effective ownership interest in CPV Five, which owned five retail properties totaling 1.2 million rentable square feet; three in suburban Atlanta, Georgia and two in Viera, Florida. In 2013, the Company sold its interest in CP Venture Two LLC and CPV Five to its partner and recognized a gain totaling $37.0 million.
CP Venture Two LLC (“CPV Two”) – The Company held a 10.4% effective ownership interest in CPV Two, which at December 31, 2012 owned three retail properties totaling 934,000 rentable square feet. In 2013, the Company sold its interest in CPV Two and CPV Five to its partner and recognized a gain totaling $37.0 million. During 2012, CPV Two sold Presbyterian Medical Plaza, a 69,000 square foot office building in Charlotte, North Carolina for a gain, the Company's share of which was $167,000.
CF Murfreesboro Associates (“CF Murfreesboro”) – CF Murfreesboro was a 50-50 joint venture between the Company and an affiliate of Faison Associates. CF Murfreesboro owned and operated The Avenue Murfreesboro, a 751,000 square foot retail center located in suburban Nashville, Tennessee. In 2013, CF Murfreesboro sold The Avenue Murfreesboro, the venture's only asset. The Company recognized a gain on this transaction through income from unconsolidated entities of $23.5 million.

Wildwood Associates (“Wildwood”) – Wildwood is a 50-50 joint venture between the Company and IBM which owns 30 acres of undeveloped land in the Wildwood Office Park in suburban Atlanta, Georgia. At December 31, 2013, the Company’s investment in Wildwood was a credit balance of $1.7 million. This credit balance resulted from cumulative distributions from Wildwood over time that exceeded the Company’s basis in its contributions, and essentially represents deferred gain not recognized at venture formation. This credit balance will decline as the venture’s remaining land is sold. The Company does not have any obligation to fund Wildwood’s working capital needs.
Crawford Long—CPI, LLC (“Crawford Long”) – Crawford Long is a 50-50 joint venture between the Company and Emory University and owns the Emory University Hospital Midtown Medical Office Tower, a 358,000 square foot medical office building located in Midtown Atlanta, Georgia. In the second quarter of 2013, Crawford Long refinanced its mortgage note payable, which was scheduled to mature in June 2013. The new loan, a $75.0 million 3.5% fixed rate mortgage note, matures on June 1, 2023. Upon closing of the new mortgage note, the Company received a distribution of $14.3 million from the joint venture as a result of the financing. The assets of the venture in the above table include a cash balance of $2.5 million at December 31, 2013.
Palisades West LLC (“Palisades”) – The Company held a 50% interest in Palisades, which owned and operated two office buildings totaling 373,000 square feet in Austin, Texas. In 2012, the Company sold its interest in Palisades to its 50% partner and recognized a $23.3 million gain on the sale.
Ten Peachtree Place Associates (“TPPA”) – TPPA was a 50-50 joint venture between the Company and a wholly-owned subsidiary of The Coca-Cola Company. TPPA owned Ten Peachtree Place, a 260,000 square foot office building located in midtown Atlanta, Georgia. In 2012, Ten Peachtree Place was sold for $45.3 million to an unrelated third party. The Company recognized a gain on this transaction through income from unconsolidated entities of $7.3 million.
Additional Information – During the development or construction of an asset, the Company and its partners may be committed to provide funds pursuant to a development plan. However, in general, the Company does not have any obligation to fund the working capital needs of its unconsolidated joint ventures. The partners may elect, in their discretion, to fund cash needs if the venture requires additional funds to effect re-leasing or has other specific needs. Additionally, the Company generally does not guarantee the outstanding debt of any of its unconsolidated joint ventures, except for customary “non-recourse carve-out” guarantees of certain mortgage notes and the Watkins, EP I, and EP II guarantees discussed in the related sections above.
The Company recognized $7.8 million, $8.7 million, and $10.1 million of development, leasing, and management fees, including salary and expense reimbursements, from unconsolidated joint ventures in 2013, 2012 and 2011, respectively. See note 2, fee income, for a discussion of the accounting treatment for fees and reimbursements from unconsolidated joint ventures.

6.    INTANGIBLE ASSETS
At December 31, 2013 and 2012, intangible assets included the following (in thousands):

	2013	2012
In-place leases, net of accumulated amortization of $26,239 and $5,729 in 2013 and 2012, respectively	$152,830	$21,637
Above-market tenant leases, net of accumulated amortization of $11,284 and $9,424 in 2013 and 2012, respectively	12,332	6,892
Below-market ground lease, net of accumulated amortization of $21 and $-0- in 2013 and 2012, respectively	1,680	—
Goodwill	4,131	4,751
	$170,973	$33,280
Intangible assets, other than goodwill, mainly relate to the acquisitions in 2013, 2012, and 2011 (see note 3). Aggregate net amortization expense related to intangible assets and liabilities was $16.9 million, $3.3 million, and $305,000 for the years ended December 31, 2013, 2012, and 2011, respectively. Over the next five years and thereafter, aggregate amortization of these intangible assets and liabilities is anticipated to be as follows (in thousands):

	Below Market Rents	Above Market Ground Lease	Below Market Ground Lease	Above Market Rents	In Place Leases	Total
2014	$(10,470)	$(55)	$42	$2,622	$35,462	$27,601
2015	(8,715)	(55)	42	2,042	27,528	20,842
2016	(8,091)	(55)	42	1,884	21,832	15,612
2017	(6,910)	(55)	42	1,474	15,913	10,464
2018	(6,271)	(55)	42	1,147	13,514	8,377
Thereafter	(23,409)	(2,335)	1,470	3,163	38,581	17,470
	$(63,866)	$(2,610)	$1,680	$12,332	$152,830	$100,366
Weighted average remaining lease term	9 years	50 years	41 years	7 years	8 years	20 years
Goodwill relates entirely to the office reporting unit. As office assets are sold, either by the Company or by joint ventures in which the Company has an interest, goodwill is allocated to the cost of each sale. The following is a summary of goodwill activity for the years ended December 31, 2013 and 2012 (in thousands):

	2013	2012
Beginning Balance	$4,751	$5,155
Allocated to property sales	(620)	(404)
Ending Balance	$4,131	$4,751

7.    OTHER ASSETS
At December 31, 2013 and 2012, other assets included the following (in thousands):

	2013	2012
Lease inducements, net of accumulated amortization of $4,181 and $4,718 in 2013 and 2012, respectively	$12,548	$11,089
FF&E and leasehold improvements, net of accumulated depreciation of $17,684 and $18,877 in 2013 and 2012, respectively	8,743	4,814
Prepaid expenses and other assets	3,606	2,044
Predevelopment costs and earnest money	821	3,284
Loan closing costs, net of accumulated amortization of $2,621 and $2,624 in 2013 and 2012, respectively	4,176	3,704
	$29,894	$24,935
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

8.    NOTES PAYABLE
The following table summarizes the terms of notes payable outstanding at December 31, 2013 and 2012 ($ in thousands):

Description	Interest Rate	Maturity	2013	2012
Post Oak Central mortgage note (see discussion below)	4.26%	2020	$188,310	$—
The American Cancer Society Center mortgage note	6.45%	2017	132,714	134,243
Promenade mortgage note (see discussion below)	4.27%	2022	113,573	—
191 Peachtree Tower mortgage note (interest only until May 1, 2016) (see discussion below)	3.35%	2018	100,000	100,000
Credit Facility, unsecured (see discussion below)	1.67%	2016	40,075	—
Meridian Mark Plaza mortgage note	6.00%	2020	25,813	26,194
The Points at Waterview mortgage note	5.66%	2016	15,139	15,651
Mahan Village LLC construction facility	1.82%	2014	14,470	13,027
Terminus 100 mortgage note	5.25%	—	—	136,123
Callaway Gardens mortgage note (see discussion below)	4.13%	—	—	172
			$630,094	$425,410
Credit Facility and Construction Facility
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
Under the Credit Facility, the Company may borrow funds at an interest rate, at its option, calculated as either (1) the current London Interbank Offered Rate (LIBOR) plus the applicable spread as detailed below or (2) the greater of Bank of America's prime rate, the federal funds rate plus 0.50% or the one-month LIBOR plus 1.0% (the “Base Rate”), plus the applicable spread as detailed below. The Company also pays an annual facility fee on the total commitment under the Credit Facility. The pricing spreads and the facility fee under the Credit Facility are as follows:

Leverage Ratio	Applicable % Spread for LIBOR	Applicable % Spread for Base Rate	Annual Facility Fee %

≤ 40%	1.50%	0.50%	0.20%
>40% but ≤ 50%	1.60%	0.60%	0.25%
>50% but ≤ 55%	1.90%	0.90%	0.35%
>55% but ≤ 60%	2.10%	1.10%	0.40%
At December 31, 2013, the Credit Facility's spread over LIBOR was 1.5%. The amount that the Company may draw under the Credit Facility is a defined calculation based on the Company's unencumbered assets and other factors. The total available borrowing capacity under the Credit Facility was $308.9 million at December 31, 2013, and the Credit Facility is recourse to the Company.
The Company has a construction loan agreement, secured by Mahan Village, a 147,000 square foot retail center in Tallahassee, Florida, to provide for up to $15.0 million to fund construction. Interest on the loan is LIBOR plus 1.65%, and the current interest rate is 1.82%. The loan matures September 12, 2014, and may be extended for two, one-year periods if certain conditions are met. The Company guarantees up to 25% of the construction loan, which may be eliminated after the completion of the project and the achievement of certain performance criteria.
Other Debt Information
In December 2013, the Company returned the land that collateralized the Callaway Gardens mortgage note and cancelled the mortgage note. The Company has no further obligations under the Callaway Gardens mortgage note. In September 2013, the Company entered into a $188.8 million non-recourse mortgage note payable secured by Post Oak Central, a 1.3 million square foot office complex in Houston, Texas. The interest rate is fixed at 4.26% and the maturity date is October 1, 2020. In

September 2013, the Company also entered into a $114.0 million non-recourse mortgage note payable secured by Promenade, a 777,000 square foot office building in Atlanta, Georgia. The interest rate is fixed at 4.27% and the maturity date is October 1, 2022. In February 2013, the Company effectively sold 50% of its interest in Terminus 100 to a third party. Based upon the ownership and management structure of the joint venture that owns Terminus 100 after these transactions, the Company accounts for its investment in this entity under the equity method. Therefore, the Terminus 100 mortgage note is no longer consolidated. See note 5 for further details.
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
The majority of the Company’s consolidated debt is fixed-rate long-term mortgage notes payable. Assets with depreciated carrying values of $592.8 million were pledged as security on the $575.5 million mortgage notes payable. As of December 31, 2013, the weighted average maturity of the Company’s consolidated debt was 5.6 years.
At December 31, 2013 and 2012, the estimated fair value of the Company’s notes payable was $654.1 million and $456.0 million, respectively, calculated by discounting the debt's remaining contractual cash flows at estimated rates at which similar loans could have been obtained at December 31, 2013 and 2012. The estimate of the current market rate, which is the most significant input in the discounted cash flow calculation, is intended to replicate debt of similar maturity and loan-to-value relationship. These fair value calculations are considered to be Level 2 under the guidelines as set forth in ASC 820 as the Company utilizes market rates for similar type loans from third party brokers.
For the years ended December 31, 2013, 2012, and 2011, interest was recorded as follows (in thousands):

	2013	2012	2011
Total interest incurred	$22,227	$25,570	$27,277
Interest capitalized	(518)	(1,637)	(600)
Total interest expense	$21,709	$23,933	$26,677

Debt Maturities
The aggregate maturities of the Company’s debt at December 31, 2013 are as follows (in thousands):

2014	$14,470
2015	—
2016	55,214
2017	132,714
2018	100,000
Thereafter	327,696
$630,094

9.    COMMITMENTS AND CONTINGENCIES
Commitments
The Company had a total of $101.5 million in future obligations under leases to fund tenant improvements and in other future construction obligations at December 31, 2013. The Company had outstanding letters of credit and performance bonds totaling $2.4 million at December 31, 2013. The Company recorded lease expense of $1.1 million, $963,000, and $1.1 million in 2013, 2012, and 2011, respectively. The Company has future lease commitments under ground leases and operating leases totaling $150.4 million over weighted average remaining terms of 86.6 and 3.3 years, respectively. Amounts due under these lease commitments are as follows (in thousands):

2014	$1,568
2015	1,829
2016	1,828
2017	1,788
2018	1,784
Thereafter	141,650
$150,447

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
Other consolidated ventures contain provisions requiring the Company to purchase the partners’ share of the venture at a certain value upon demand or at a future prescribed date. In these situations, the partner’s share of the entity is recognized as redeemable noncontrolling interests and is presented between liabilities and equity in the balance sheets, with the corresponding share of income or loss in the venture recorded in net income attributable to noncontrolling interests in the statements of operations. The redemption values are evaluated each period and adjusted within equity to the higher of fair value or the partner’s cost basis. One of these ventures sold The Avenue Collierville in 2012. Two of these ventures sold King Mill Distribution Park – Building 3 and Jefferson Mill Business Park — Building A in 2011 (see note 3). In conjunction with these sales, the pro rata share of the sales proceeds was distributed to each of the noncontrolling partners.
The following table details the components of redeemable noncontrolling interests in consolidated subsidiaries for the years ended December 31, 2013 and 2012 (in thousands):

	2013	2012
Beginning Balance	$—	$2,763
Net income (loss) attributable to redeemable noncontrolling interests	68	(2,002)
Distributions to redeemable noncontrolling interests	(68)	(858)
Other	—	97
Change in fair value of redeemable noncontrolling interests	—	—
Ending Balance	$—	$—
The following reconciles the net income attributable to nonredeemable noncontrolling interests as recorded in the statements of equity and the net income (loss) attributable to redeemable noncontrolling interests as recorded outside of the equity section on the balance sheets to the net income attributable to noncontrolling interests on the statements of operations for the years ended December 31, 2013, 2012, and 2011 (in thousands):

	2013	2012	2011
Net income attributable to nonredeemable noncontrolling interests	$5,000	$4,193	$3,525
Net income (loss) attributable to redeemable noncontrolling interests	68	(2,002)	1,433
Net income attributable to noncontrolling interests	$5,068	$2,191	$4,958

11.    STOCKHOLDERS' EQUITY
In August 2013, the Company issued 69.0 million shares of common stock resulting in net proceeds to the Company of $661.1 million. In April 2013, the Company issued 16.5 million shares of common stock resulting in net proceeds to the Company of $165.1 million.
In May 2013, the Company redeemed all outstanding shares of its 7 3/4% Series A Cumulative Redeemable Preferred Stock, par value $1 per share (the "Preferred Stock"), for $25 per share or $74.8 million. In connection with the redemption of the Preferred Stock, the Company increased net loss available for common shareholders by $2.7 million, which represents the original issuance costs applicable to the shares redeemed. In addition, the Company reclassified these costs as well as the basis difference in the Preferred Stock repurchased by the Company in 2008 from Additional Paid-In Capital to Distributions in Excess of Net Income within the Company's statements of equity.
At December 31, 2013, the Company had 3,791,000 shares outstanding of its 7.50% Series B Cumulative Redeemable Preferred Stock (liquidation preference of $25 per share). The Series B preferred stock may be redeemed at the Company’s option at $25 per share plus all accrued and unpaid dividends through the date of redemption. Dividends on the Series B preferred stock are payable quarterly in arrears on February 15, May 15, August 15, and November 15.
Ownership Limitations — In order to minimize the risk that the Company will not meet one of the requirements for qualification as a REIT, Cousins’ Articles of Incorporation include certain restrictions on the ownership of more than 3.9% of the Company’s total common and preferred stock, subject to waiver by Board of Directors.
Distribution of REIT Taxable Income — The following reconciles dividends paid and dividends applied in 2013, 2012, and 2011 to meet REIT distribution requirements (in thousands):

	2013	2012	2011
Common and preferred dividends paid	$37,200	$31,655	$31,556
Dividends treated as taxable compensation	(98)	(147)	(70)
Portion of dividends declared in current year, and paid in current year, which was applied to the prior year distribution requirements	(470)	—	(304)
Portion of dividends declared in subsequent year, and paid in subsequent year, which apply to current year distribution requirements	—	470	(10)
Dividends applied to meet current year REIT distribution requirements	$36,632	$31,978	$31,172

Tax Status of Distributions — The following summarizes the components of the taxability of the Company’s distributions for the years ended December 31, 2013, 2012, and 2011:

	Total Distributions Per Share	Ordinary Dividends	Long-Term Capital Gain	Unrecaptured Section 1250 Gain (A)	Cash Liquidation Distributions
Common:
2013	$0.180000	$0.170355	$0.009645	$0.009457	$—
2012	$0.180000	$0.124724	$0.055276	$0.055276	$—
2011	$0.180000	$0.067853	$0.112147	$0.042574	$—
Series A Preferred:
2013	$0.968750	$0.966882	$0.001868	$—	$25.000000
2012	$1.937500	$1.342220	$0.595280	$0.595280	$—
2011	$1.937500	$0.730053	$1.207447	$0.458393	$—
Series B Preferred:
2013	$1.875000	$1.774673	$0.100327	$0.098519	$—
2012	$1.875000	$1.298222	$0.576078	$0.576078	$—
2011	$1.875000	$0.706502	$1.168498	$0.443606	$—

(A)	Represents a portion of the dividend allocated to long-term capital gain.

12.    FUTURE MINIMUM RENTS
The Company’s leases typically contain escalation provisions and provisions requiring tenants to pay a pro rata share of operating expenses. The leases typically include renewal options and are classified and accounted for as operating leases.
At December 31, 2013 future minimum rents to be received by consolidated entities under existing non-cancelable leases are as follows (in thousands):

2014	$187,450
2015	185,374
2016	177,862
2017	155,719
2018	146,791
Thereafter	586,420
$1,439,616

13.    STOCK-BASED COMPENSATION
The Company maintains the 2009 Incentive Stock Plan (the “2009 Plan”), which allows the Company to issue awards of stock options, stock grants, or stock appreciation rights to employees and directors. As of December 31, 2013, 1,828,544 shares were authorized to be awarded pursuant to the 2009 Plan. The Company also maintains the 2005 Restricted Stock Unit ("RSU")Plan, as amended, which allows the Company to issue awards to employees that are paid in cash on the vesting date in an amount equal to the fair market value, as defined, of one share of the Company’s stock. The Company has granted stock options, restricted stock and restricted stock units to employees as discussed below.
Stock Options
At December 31, 2013, the Company had 3,077,658 stock options outstanding to key employees and outside directors pursuant to the 2009 Plan. The Company typically uses authorized, unissued shares to provide shares for option exercises. The stock options have a term of 10 years from the date of grant and generally have a vesting period of four years, except director stock options, which vest immediately.
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
In 2013 and 2012, there were no stock option grants. In 2011, the weighted average fair value of options granted was $3.90, and the Company computed the fair value of options granted using the Black-Scholes option pricing model with the following assumptions:

Risk-free interest rate	2.37%
Assumed dividend yield	2.95%
Assumed lives of option awards (in years)	5.3
Assumed volatility	0.653
The Company recognizes compensation expense using the straight-line method over the vesting period of the options, with the offset recognized in additional paid-in capital. During 2013, 2012, and 2011, $226,000, $310,000 and $941,000, respectively, was recognized as compensation expense.
The Company anticipates recognizing $148,000 in future compensation expense related to stock options outstanding at December 31, 2013, which will be recognized over a weighted average period of 1.1 years. During 2013, total cash proceeds from the exercise of options equaled $2.3 million. As of December 31, 2013, the intrinsic value of the options outstanding and exercisable was $1.7 million. The intrinsic value is calculated using the exercise prices of the options compared to the market value of the Company’s stock. At December 31, 2013 and 2012, the weighted-average contractual lives for the options outstanding and exercisable were 3.2 years and 3.3 years, respectively.
The following is a summary of stock option activity for the year ended December 31, 2013:

	Number of Options (000s)	Weighted Average Exercise Price Per Option
Outstanding, beginning of year	4,437	$21.74
Exercised	(283)	$8.12
Forfeited/Expired	(1,076)	$21.98
Outstanding, end of year	3,078	$22.90
Options exercisable at end of year	2,982	$23.38
Restricted Stock
In 2013, 2012, and 2011, the Company issued 159,782, 470,306, and 214,206 shares of restricted stock to employees, which vest ratably over three years from the issuance date. In 2013, 2012, and 2011, the Company also issued 50,085, 72,153, and 82,421 shares of stock to independent members of the board of directors which vested immediately on the issuance date. In 2011, the Company also issued 29,411 shares of restricted stock to key employees, which cliff vest three years from the issuance date. All shares of restricted stock receive dividends and have voting rights during the vesting period. The Company records restricted stock in common stock and additional paid-in capital at fair value on the grant date, with the offsetting deferred compensation also recorded in additional paid-in capital. The Company records compensation expense over the vesting period. Compensation expense related to restricted stock was $1.8 million, $2.0 million, and $1.1 million in 2013, 2012, and 2011, respectively.
As of December 31, 2013, the Company had recorded $1.9 million of unrecognized compensation cost included in additional paid-in capital related to restricted stock, which will be recognized over a weighted average period of 1.5 years. The total fair value of the restricted stock which vested during 2013 was $3.1 million. The following table summarizes restricted stock activity during 2013:

	Number of Shares (000s)	Weighted-Average Grant Date Fair Value
Non-vested restricted stock at beginning of year	703	$7.55
Granted	160	$8.91
Vested	(361)	$7.50
Forfeited	(52)	$8.24
Non-vested restricted stock at end of year	450	$8.00
Restricted Stock Units
In 2011, the Company awarded 57,246 time-vested RSUs, which cliff vest three years from the date of grant. Time-vested RSU holders receive cash dividend payments for each unit held during the vesting period equal to the common dividends per share paid by the Company. These dividends are also recorded in compensation expense.
The following table summarizes time-vested RSU activity for 2013 (in thousands):

Outstanding at beginning of year	91
Vested	(33)
Outstanding at end of year	58
During 2013, 2012, and 2011, the Company awarded two types of performance-based RSUs to key employees: one based on the total stockholder return of the Company, as defined, as compared to that of a peer group of companies (the "TSR RSUs") and the other based on the ratio of cumulative funds from operations per share to targeted cumulative funds from operations per share (the “FFO RSUs”). The performance period for these awards is three years and the ultimate payout of these awards can range from 0% to 200% of the targeted number of units depending on the achievement of the performance metrics described above. The Company expenses an estimate of the fair value of the TSR RSUs over the performance period using a quarterly Monte Carlo valuation. The Company expenses the FFO RSUs over the vesting period using the fair market value of the Company’s stock at the reporting date multiplied by the anticipated number of units to be paid based on the current estimate of what the ratio is expected to be upon vesting. Dividend equivalents on the TSR RSUs and FFO RSUs will also be paid based upon the percentage vested. The targeted number of performance-based RSUs outstanding at December 31, 2013 are 165,768, 196,091, and 111,333 related to the 2013, 2012, and 2011 grants, respectively.
In 2012, the Company also issued 281,532 performance-based RSUs to the Chief Executive Officer. The payout of these awards can range from 0% to 150% of the targeted number of units depending on the total stockholder return of the Company, as defined, as compared to that of a peer group of companies. The performance period of the awards is five years with interim performance measurement dates at each of the third, fourth and fifth anniversaries. To the extent that the Company has attained the defined performance goals at the end each of these periods, one-third of the units may be credited after each of the third and fourth anniversaries, with the balance credited at the end of the fifth anniversary, and to be awarded subject to continuous employment on the fifth anniversary. This award is expensed using a quarterly Monte Carlo valuation over the vesting period.
The following table summarizes the performance-based RSU activity for 2013 (in thousands):

Outstanding at beginning of year	782
Granted	196
Exercised	(94)
Forfeited	(129)
Outstanding at end of year	755
The Company estimates future expense for all types of RSUs outstanding at December 31, 2013 to be $5.3 million (using stock prices and estimated target percentages as of December 31, 2013), which will be recognized over a weighted-average period of 1.9 years. During 2013, total cash paid for all types of RSUs and related dividend payments was $1.1 million.
During 2013, 2012, and 2011, $5.3 million, $2.5 million, and $1.0 million, respectively, was recognized as compensation expense related to RSUs for employees and directors.
Other Long-Term Compensation

In 2009, the Company granted a long-term incentive compensation award to key employees which will be settled in cash if the Company’s stock price achieves a specified level of growth at the testing dates and a service requirement is met. This award is valued using the Monte Carlo method. The Company reversed $286,000 and $767,000 in compensation expense related to this plan in 2013 and 2011, respectively, and recognized $101,000 in expense in 2012. As of December 31, 2013, the Company had recorded $353,000 in unearned compensation expense related to this award. This award requires testing for vesting at specified dates in 2012, 2013, and 2014. As a result of this testing, no amounts vested in 2013 or 2012. If the stock value growth condition has not been met as of the last possible testing date in 2014, the award is forfeited.

14.    RETIREMENT SAVINGS PLAN
The Company maintains a defined contribution plan (the “Retirement Savings Plan”) pursuant to Section 401 of the Internal Revenue Code (the “Code”) which covers active regular employees. Employees are eligible under the Retirement Savings Plan immediately upon hire, and pre-tax contributions are allowed up to the limits set by the Code. The Company has a match program of up to 3% of an employee’s eligible pre-tax Retirement Savings Plan contributions up to certain Code limits. Employees vest in Company contributions over a three-year period. The Company may change this percentage at its discretion, and, in addition, the Company could decide to make discretionary contributions in the future. The Company contributed $422,000, $722,000, and $748,000 to the Retirement Savings Plan for the 2013, 2012, and 2011 plan years, respectively.

15.    IMPAIRMENT LOSSES
During 2012, the Company incurred an impairment loss of $488,000 on its investment in Verde Realty (“Verde”), a cost method investment in a non-public real estate investment trust, as a result of a merger of Verde into another company at a price per share less than the Company's carrying amount.
In 2011, management began a strategic review and analysis of the Company's residential and land businesses, as well as certain of its operating properties. As part of this process, the Company revised the cash flow projections for its residential holdings as well as two operating properties that were being held for long term investment opportunities to reflect a higher probability that the Company would sell the assets in the short term. These cash flow revisions indicated that the undiscounted cash flows of 12 residential and land projects, as well as two operating properties, were less than their carrying amounts, and the Company recorded impairment losses of $104.3 million to adjust these carrying amounts to fair value. Earlier in 2011, the Company recorded an other-than-temporary impairment loss of $3.5 million on its investment in Verde to adjust the carrying amount of the Company's investment to fair value, as a result of an analysis performed in connection with Verde's withdrawal of its proposed public offering. The Company reclassified $3.3 million and $7.6 million of these amounts to discontinued operations in 2013 and 2012, respectively.
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
The Company is required to assess the fair value of its impaired consolidated real estate assets and the value of its unconsolidated joint venture investments with indicators of impairment. The value of impaired real estate assets and investments is determined using widely accepted valuation techniques, including discounted cash flow analyses on the expected cash flow of each asset, as well as the income capitalization approach, which considers prevailing market capitalization rates, analyses of recent comparable sales transactions, information from actual sales negotiations, and bona fide purchase offers received from third parties. In general, the Company considers multiple valuation techniques when measuring fair value. However, in certain circumstances, a single valuation technique may be more appropriate.
The fair value measurements used in these evaluations are considered to be Level 3 valuations within the fair value hierarchy in the accounting rules, as there are significant unobservable inputs. Examples of inputs the Company utilizes in its fair value calculations are discount rates, market capitalization rates, expected lease rental rates, timing of new leases, an estimate of future sales prices, and comparable sales prices of similar assets, if available. All of the impairment charges outlined above were recorded in the statements of operations, either in costs and expenses or within income (loss) from unconsolidated joint ventures.

16.    INCOME TAXES
CREC is a taxable entity and its consolidated benefit (provision) for income taxes from operations for the years ended December 31, 2013, 2012, and 2011 is as follows (in thousands):

	2013	2012	2011
Current tax benefit (provision):
Federal	$—	$—	$—
State	23	(91)	186
	23	(91)	186
Deferred tax benefit (provision):
Federal	—	—	—
State	—	—	—
	—	—	—
Benefit (provision) for income taxes from operations	$23	$(91)	$186

The net income tax benefit (provision) differs from the amount computed by applying the statutory federal income tax rate to CREC’s income before taxes for the years ended December 31, 2013, 2012 and 2011 as follows ($ in thousands):

	2013		2012		2011
	Amount	Rate	Amount	Rate	Amount	Rate
Federal income tax benefit (expense)	$(1,287)	(35)%	$(4,368)	(35)%	$35,112	35%
State income tax benefit (expense), net of federal income tax effect	(147)	(4)%	(91)	—%	121	—%
Valuation allowance	(361)	(10)%	7,055	57%	(34,191)	(34)%
State deferred tax adjustment	1,818	49%	(2,687)	(22)%	—	—
Other	—	—%	—	—%	(856)	(1)%
Benefit (provision) applicable to income (loss) from continuing operations	$23	—%	$(91)	—%	$186	—%
The tax effect of significant temporary differences representing CREC’s deferred tax assets and liabilities as of December 31, 2013 and 2012 are as follows (in thousands):

	2013	2012
Income from unconsolidated joint ventures	$7,361	$7,846
Land	6,116	11,219
Long-term incentive equity awards	2,089	2,126
For-sale multi-family units basis differential	—	233
Interest carryforward	13,158	13,158
Federal and state tax carryforwards	50,253	44,075
Other	364	323
Total deferred tax assets	79,341	78,980
Valuation allowance	(79,341)	(78,980)
Net deferred tax asset	$—	$—
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
In 2013 and 2012, the deferred tax asset of the Company’s taxable REIT subsidiary, CREC, equaled $79.3 million and $79.0 million, respectively, with a valuation allowance placed against the full amount. The conclusion that a valuation allowance should be recorded was based on losses at CREC in current and recent years, and the inability of the Company to predict, with any degree of certainty, when CREC would generate income in the future in amounts sufficient to utilize the deferred tax asset.
As of December 31, 2013, the Company’s federal and state combined net operating loss (“NOL”) carryforwards are $233.6 million, which will expire between 2023 and 2032, if unused. In addition, the Company has Alternative Minimum Tax (“AMT”) credit carryforwards of $63,000 which do not expire. On an after-tax basis, the Company’s federal and state NOL carryforwards and AMT credit carryforwards result in a deferred tax asset of $50.3 million.
The Company has interest carryforwards related to interest deductions of $33.7 million as of both December 31, 2013 and 2012. The Company recorded deferred tax assets of $13.2 million as of both December 31, 2013 and 2012, reflecting the benefit of the interest carryforwards. Although such deferred tax assets do not expire, realization is dependent upon generating sufficient taxable income in the future.

17. EARNINGS PER SHARE
The following table reconciles the denominator for the basic and diluted earnings per share computations shown on the consolidated statements of operations for the years ended December 31, 2013, 2012, and 2011 (in thousands):

	2013	2012	2011
Weighted average shares—basic	144,255	104,117	103,651
Dilutive potential common shares—stock options	165	8	—
Weighted average shares—diluted	144,420	104,125	103,651
Weighted average anti-dilutive stock options	2,208	5,836	6,460
Anti-dilutive stock options represent stock options whose exercise price exceeds the average market value of the Company’s stock. These anti-dilutive stock options are not included in the current calculation of dilutive weighted average shares, but could be dilutive in the future.

18.    CONSOLIDATED STATEMENTS OF CASH FLOWS - SUPPLEMENTAL INFORMATION
Supplemental information related to cash flows, including significant non-cash activity affecting the Statements of Cash Flows, for the years ended December 31, 2013, 2012 and 2011 is as follows (in thousands):

	2013	2012	2011
Interest paid, net of amounts capitalized	$21,216	$23,142	$25,960
Income taxes paid (refunded), net	90	63	(551)
Non-Cash Transactions:
Transfer from operating properties to operating properties and related assets held for sale	24,554	1,866	—
Transfer from projects under development to operating properties	25,629	—	—
Transfer from other assets to projects under development	3,062	—	—
Transfer from other assets to investment in joint venture	—	—	6,193
Transfer from land to operating properties	—	—	5,159
Decrease in land and notes payable due to foreclosure	—	—	3,374
Adjustments to property expenditures for amounts included in accounts payable	—	—	1,559
Change in fair value of redeemable noncontrolling interests	—	—	766

19.    REPORTABLE SEGMENTS
The Company has five reportable segments: Office, Retail, Land, Third Party Management and Leasing, and Other. In 2012, the Company sold its third party management and leasing business. See note 3 for detailed information. These reportable segments represent an aggregation of operating segments reported to the Chief Operating Decision Maker based on similar economic characteristics that include the type of product and the nature of service. Each segment includes both consolidated operations and joint ventures. The Office and Retail segments show the results for that product type. The Land segment includes results of operations for certain land holdings and single-family residential communities that are sold as developed lots to homebuilders. Fee income and related expenses for the third party-owned properties which are managed or leased by the Company are included in the Third Party Management and Leasing segment. The Other segment includes:

•	fee income for third party owned and joint venture properties for which the Company performs management, development, and leasing services;

•	compensation for corporate employees, other than those in the Third Party Management and Leasing segment;

•	general corporate overhead costs and interest expense for consolidated and unconsolidated entities;

•	income attributable to noncontrolling interests;

•	income taxes;

•	depreciation;

•	preferred dividends; and

•	operations of the industrial buildings, which were sold in 2011.
Company management evaluates the performance of its reportable segments in part based on funds from operations available to common stockholders (“FFO”). FFO is a supplemental operating performance measure used in the real estate industry. The Company calculated FFO using the National Association of Real Estate Investment Trusts’ (“NAREIT”) definition of FFO, which is net income (loss) available to common stockholders (computed in accordance with GAAP), excluding extraordinary items, cumulative effect of change in accounting principle, and gains on sale or impairment losses on depreciable property, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures to reflect FFO on the same basis.
FFO is used by industry analysts, investors, and the Company as a supplemental measure of a REIT’s operating performance. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, many industry investors and analysts have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. Thus, NAREIT created FFO as a supplemental measure of a REIT’s operating performance that excludes historical cost depreciation, among other items, from GAAP net income. Management believes the use of FFO, combined with the required primary GAAP presentations, has been fundamentally beneficial, improving the understanding of operating results of REITs among the investing public and making comparisons of REIT operating results more meaningful. Company management evaluates operating performance in part based on FFO. Additionally, the Company uses FFO, along with other measures, to assess performance in connection with evaluating and granting incentive compensation to its officers and other key employees.
Segment net income, the balance of the Company’s investment in joint ventures and the amount of capital expenditures are not presented in the following tables. Management does not utilize these measures when analyzing its segments or when making resource allocation decisions and, therefore, this information is not provided. FFO is reconciled to net income (loss) on a total Company basis (in thousands):

Year ended December 31, 2013	Office	Retail	Land	Third Party Management and Leasing	Other	Total
Net operating income	$122,503	$13,278	$—	$—	$2,299	$138,080
Sales less costs of sales	—	—	1,273	—	191	1,464
Fee income	—	—	—	76	10,891	10,967
Other income	—	—	—	—	3,528	3,528
Gain on sale of third party management and leasing business	—	—	—	4,576	—	4,576
Third party management and leasing expenses	—	—	—	(97)	—	(97)
Separation expenses	—	—	—	—	(520)	(520)
General and administrative expenses	—	—	—	—	(21,940)	(21,940)
Reimbursed expenses	—	—	—	—	(5,215)	(5,215)
Interest expense	—	—	—	—	(29,672)	(29,672)
Other expenses	—	—	—	—	(11,373)	(11,373)
Preferred stock dividends and original issuance costs	—	—	—	—	(12,664)	(12,664)
Funds from operations available to common stockholders	$122,503	$13,278	$1,273	$4,555	$(64,475)	77,134
Real estate depreciation and amortization, including Company's share of joint ventures						(92,041)
Gain on sale of depreciated investment properties, including Company's share of joint ventures						127,401
Non-controlling interest related to the sale of depreciated properties						(3,397)
Net income available to common stockholders						$109,097
Total Assets	$2,163,123	$18,112	$47,235	$—	$44,736	$2,273,206

Year ended December 31, 2012	Office	Retail	Land	Third Party Management and Leasing	Other	Total
Net operating income	$80,907	$29,429	$—	$—	$121	$110,457
Sales less costs of sales	—	—	4,915	—	309	5,224
Fee income	—	—	—	16,365	17,797	34,162
Other income	—	—	—	—	5,153	5,153
Gain on sale of third party management and leasing business	—	—	—	7,459	—	7,459
Third party management and leasing expenses	—	—	—	(13,675)	—	(13,675)
Separation expenses	—	—	—	—	(1,985)	(1,985)
General and administrative expenses	—	—	—	—	(23,208)	(23,208)
Reimbursed expenses	—	—	—	—	(7,063)	(7,063)
Interest expense	—	—	—	—	(28,154)	(28,154)
Impairment loss	—	—	—	—	(488)	(488)
Loss on extinguishment of debt	—	—	—	—	(94)	(94)
Other expenses	—	—	—	—	(8,389)	(8,389)
Preferred stock dividends	—	—	—	—	(12,907)	(12,907)
Funds from operations available to common stockholders	$80,907	$29,429	$4,915	$10,149	$(58,908)	66,492
Real estate depreciation and amortization, including Company's share of joint ventures						(62,043)
Impairment losses on depreciable investment properties, net of amounts attributable to noncontrolling interests						(11,748)
Gain on sale of depreciated investment properties including the Company's share of joint ventures						41,944
Other						(1,824)
Net loss available to common stockholders						$32,821
Total Assets	$736,867	$151,417	$50,520	$—	$185,438	$1,124,242

Year ended December 31, 2011	Office	Retail	Land	Third Party Management and Leasing	Other	Total
Net operating income	$75,387	$31,583	$—	$—	$3,583	$110,553
Sales less costs of sales	—	—	5,236	—	2,250	7,486
Fee income	—	—	—	19,359	13,821	33,180
Other income	—	—	—	—	2,204	2,204
Third party management and leasing expenses	—	—	—	(16,585)	—	(16,585)
Separation expenses	—	—	—	—	(197)	(197)
General and administrative expenses	—	—	—	—	(24,166)	(24,166)
Reimbursed expenses	—	—	—	—	(6,208)	(6,208)
Interest expense	—	—	—	—	(32,515)	(32,515)
Impairment losses	—	—	—	—	(129,134)	(129,134)
Loss on extinguishment of debt	—	—	—	—	(74)	(74)
Other expenses	—	—	—	—	(8,512)	(8,512)
Preferred stock dividends	—	—	—	—	(12,907)	(12,907)
Funds from operations available to common stockholders	$75,387	$31,583	$5,236	$2,774	$(191,855)	(76,875)
Real estate depreciation and amortization, including Company's share of joint ventures						(62,710)
Impairment losses on depreciable investment properties, net of amounts attributable to noncontrolling interests						(7,632)
Gain on sale of depreciated investment properties, including Company's share of joint ventures						5,885
Net loss available to common stockholders						$(141,332)
Total Assets	$732,857	$375,923	$108,172	$4,302	$14,281	$1,235,535

When reviewing the results of operations for the Company, management analyzes the following revenue and income items net of their related costs:

•	Rental property operations;

•	Land sales; and

•	Gains on sales of investment properties.
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

	2013	2012	2011
Net operating income	$138,080	$110,457	$110,553
Sales less cost of sales	1,464	5,224	7,486
Fee income	10,967	34,162	33,180
Other income	3,528	5,153	2,204
Rental property operating expenses	90,498	50,329	40,817
Cost of sales	1,753	1,833	5,378
Net operating income in joint ventures	(27,763)	(23,596)	(24,258)
Sales less cost of sales in joint ventures	(111)	(28)	(1,927)
Net operating income in discontinued operations	(6,390)	(22,983)	(32,410)
Fee income in discontinued operations	(76)	(16,364)	(19,359)
Other income in discontinued operations	(64)	(3,622)	(281)
(Gain) loss on land sales (included in gain on investment properties)	(1,145)	(3,719)	(3,258)
Total consolidated revenues	$210,741	$136,846	$118,125
************

SCHEDULE III
(Page 1 of 4)
COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2013
(in thousands)

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period
Description/Metropolitan Area	Encumbrances	Land and Improvements	Buildings and Improvements	Land and Improvements less Cost of Sales, Transfers and Other	Building and Improvements less Cost of Sales, Transfers and Other	Land and Improvements less Cost of Sales, Transfers and Other	Building and Improvements less Cost of Sales, Transfers and Other	Total (a)	Accumulated Depreciation (a)	Date of Construction/ Renovation	Date Acquired	Life on Which Depreciation in 2013 Statement of Operations is Computed (b)
OPERATING PROPERTIES
Office
Greenway Plaza	$—	$273,651	$595,547	$—	$5,116	$273,651	$600,663	$874,314	$10,791	—	2013	30 years
Houston, TX
191 Peachtree Tower	100,000	5,355	141,012	—	87,704	5,355	228,716	234,071	65,995	—	2006	40 years
Atlanta, GA
Post Oak Central	188,310	87,264	129,347	—	13,600	87,264	142,947	230,211	6,491	—	2013	42 years
Houston, TX
777 Main	—	32,872	104,823	—	4,082	32,872	108,905	141,777	2,329	—	2013	24 years
Fort Worth, TX
Promenade	113,573	13,439	102,790	—	24,252	13,439	127,042	140,481	11,781	—	2011	34 years
Atlanta, GA
The American Cancer Society Center	132,714	5,226	67,370	—	30,179	5,226	97,549	102,775	59,402	—	1999	25 years
Atlanta, GA
816 Congress	—	6,817	89,891	3,282	2,710	10,099	92,601	102,700	2,392	—	2013	42 years
Austin, TX
2100 Ross Avenue	—	5,987	45,739	—	15,732	5,987	61,471	67,458	5,274	—	2012	35 years
Dallas, TX
The Points at Waterview	15,139	2,558	22,910	85	8,361	2,643	31,271	33,914	18,314	—	2000	25 years
Suburban Dallas, TX
Meridian Mark Plaza	25,813	2,219	—	—	26,858	2,219	26,858	29,077	15,736	1997	1997	30 years
Atlanta, GA
555 North Point Center East	—	368	—	—	21,920	368	21,920	22,288	12,171	1998	1998	30 years
Suburban Atlanta, GA
221 Peachtree Center Avenue Parking Garage	—	4,217	13,337	—	348	4,217	13,685	17,902	2,377	—	2007	39 years
Atlanta, GA
333 North Point Center East	—	551	—	—	14,984	551	14,984	15,535	9,332	1996	1996	30 years
Suburban Atlanta, GA

SCHEDULE III
(Page 2 of 4)
COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2013
(in thousands)

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period
Description/Metropolitan Area	Encumbrances	Land and Improvements	Buildings and Improvements	Land and Improvements less Cost of Sales, Transfers and Other	Building and Improvements less Cost of Sales, Transfers and Other	Land and Improvements less Cost of Sales, Transfers and Other	Building and Improvements less Cost of Sales, Transfers and Other	Total (a)	Accumulated Depreciation (a)	Date of Construction/ Renovation	Date Acquired	Life on Which Depreciation in 2013 Statement of Operations is Computed (b)
Office (cont'd)
100 North Point Center East	$—	$1,475	$9,625	$—	$2,539	$1,475	$12,164	$13,639	$6,810	—	2003	25 years
Suburban Atlanta, GA
200 North Point Center East	—	1,726	7,920	—	2,616	1,726	10,536	12,262	5,479	—	2003	25 years
Suburban Atlanta, GA
Total Office	575,549	444,907	1,330,311	2,185	261,001	447,092	1,591,312	2,038,404	234,674
Retail
Mahan Village	$14,470	$5,377	$—	$—	$20,363	$5,377	$20,363	$25,740	$1,033	2011	2011	30 years
Tallahassee, FL
Total Operating Properties	$590,019	$450,284	$1,330,311	$2,185	$281,364	$452,469	$1,611,675	$2,064,144	$235,707
PROJECTS UNDER DEVELOPMENT
Colorado Tower	$—	$—	$—	$—	$21,681	$—	$21,681	$21,681	$—	2013	2013	30 years
Austin, TX
LAND
Commercial Land
Round Rock Land	$—	$12,802	$—	$(5,063)	$—	$7,739	$—	$7,739	$—	—	2005	0 years
Austin, TX
Research Park V	—	4,373	—	653	—	5,026	—	5,026	—	—	1998	0 years
Austin, TX
Land Adjacent to The Avenue Forsyth	—	11,240	—	(7,540)	—	3,700	—	3,700	—	—	2007	0 years
Suburban Atlanta, GA
Blalock Lakes	—	9,646	—	(6,301)	—	3,345	—	3,345	—	—	2008	0 years
Suburban Atlanta, GA
549 / 555 / 557 Peachtree Street	—	5,988	—	(3,363)	—	2,625	—	2,625	—	—	2004	0 years
Atlanta, GA
North Point	—	10,294	—	(8,851)	—	1,443	—	1,443	—	—	1970-1985	0 years
Suburban Atlanta, GA
Wildwood	—	10,214	—	(9,199)	—	1,015	—	1,015	—	—	1971-1989	0 years
Suburban Atlanta, GA
Total Commercial Land	$—	$64,557	$—	$(39,664)	$—	$24,893	$—	$24,893	$—

SCHEDULE III
(Page 3 of 4)
COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2013
(in thousands)

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period
Description/Metropolitan Area	Encumbrances	Land and Improvements	Buildings and Improvements	Land and Improvements less Cost of Sales, Transfers and Other	Building and Improvements less Cost of Sales, Transfers and Other	Land and Improvements less Cost of Sales, Transfers and Other	Building and Improvements less Cost of Sales, Transfers and Other	Total (a)	Accumulated Depreciation (a)	Date of Construction/ Renovation	Date Acquired	Life on Which Depreciation in 2013 Statement of Operations is Computed (b)
Residential Land
Blalock Lakes	$—	$17,657	$—	$(12,084)	$—	$5,573	$—	$5,573	$—	2006	2006	0 years
Suburban Atlanta, GA
Callaway Gardens	—	1,584	—	3,003	—	4,587	—	4,587	—	2006	2006	0 years
Pine Mountain, GA
Total Residential Land	$—	$19,241	$—	$(9,081)	$—	$10,160	$—	$10,160	$—
Total Land	$—	$83,798	$—	$(48,745)	$—	$35,053	$—	$35,053	$—

	$590,019	$534,082	$1,330,311	$(46,560)	$303,045	$487,522	$1,633,356	$2,120,878	$235,707

OPERATING PROPERTIES HELD FOR SALE
Lakeshore Park Plaza	$—	$3,362	$12,261	$—	$6,735	$3,362	$18,996	$22,358	$12,001	—	1998	30 years
Birmingham, AL
600 University Park Place	—	1,899	—	—	19,680	1,899	19,680	21,579	9,443	1998	1998	30 years
Birmingham, AL
Total Operating Properties Held For Sale	$—	$5,261	$12,261	$—	$26,415	$5,261	$38,676	$43,937	$21,444

SCHEDULE III
(Page 4 of 4)
COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2013
(in thousands)

NOTES:

(a)	Reconciliations of total real estate carrying value and accumulated depreciation for the three years ended December 31, 2013 are as follows:

	Real Estate			Accumulated Depreciation
	2013	2012	2011	2013	2012	2011
Balance at beginning of period	$997,323	$1,253,414	$1,363,320	$258,258	$289,473	$274,925
Additions during the period:
Acquisition	1,321,394	42,692	116,229	—	—	—
Improvements and other capitalized costs	86,376	49,559	50,009	—	—	—
Depreciation expense	—	—	—	56,234	48,607	52,630
	1,407,770	92,251	166,238	56,234	48,607	52,630
Deductions during the period:
Cost of real estate sold or foreclosed	(240,278)	(334,552)	(162,989)	(57,341)	(79,822)	(29,110)
Impairment losses	—	(13,790)	(104,183)	—	—	—
Write-off of fully depreciated assets	—	—	(8,972)	—	—	(8,972)
	(240,278)	(348,342)	(276,144)	(57,341)	(79,822)	(38,082)
Balance at end of period	$2,164,815	$997,323	$1,253,414	$257,151	$258,258	$289,473

(b)
Buildings and improvements are depreciated over 24 to 42 years. Leasehold improvements and other capitalized leasing costs are depreciated over the life of the asset or the term of the lease, whichever is shorter.