Form 10-Q
period 2014-03-31
COUSINS PROPERTIES INC
filed 2014-05-07
CIK 25232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 2, 2014
Common Stock, $1 par value per share	198,422,579 shares

FORWARD-LOOKING STATEMENTS

Certain matters contained in this report are “forward-looking statements” within the meaning of the federal securities laws and are subject to uncertainties and risks, as itemized in Item 1A included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013. These forward-looking statements include information about possible or assumed future results of the Company's business and the Company's financial condition, liquidity, results of operations, plans, and objectives. They also include, among other things, statements regarding subjects that are forward-looking by their nature, such as:

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

PART I — FINANCIAL INFORMATION
Item 1.    Financial Statements.
COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share and per share amounts)

	March 31, 2014	December 31, 2013
	(unaudited)
Assets:
Real estate assets:
Operating properties, net of accumulated depreciation of $258,752 and $235,707 in 2014 and 2013, respectively	$1,822,086	$1,828,437
Projects under development	34,816	21,681
Land	34,727	35,053
	1,891,629	1,885,171
Operating properties and related assets held for sale, net of accumulated depreciation of $12,001 and $21,444 in 2014 and 2013, respectively	11,463	24,554
Cash and cash equivalents	29,080	975
Restricted cash	3,478	2,810
Notes and accounts receivable, net of allowance for doubtful accounts of $1,897 and $1,827 in 2014 and 2013, respectively	11,456	11,778
Deferred rents receivable	46,963	39,969
Investment in unconsolidated joint ventures	107,106	107,082
Intangible assets, net of accumulated amortization of $49,112 and $37,544 in 2014 and 2013, respectively	159,200	170,973
Other assets	33,636	29,894
Total assets	$2,294,011	$2,273,206
Liabilities:
Notes payable	$587,442	$630,094
Accounts payable and accrued expenses	55,493	76,668
Deferred income	24,781	25,754
Intangible liabilities, net of accumulated amortization of $9,344 and $6,323 in 2014 and 2013, respectively	63,455	66,476
Other liabilities	14,682	15,242
Total liabilities	745,853	814,234
Commitments and contingencies	—	—
Equity:
Stockholders' investment:
Preferred stock, 7.50% Series B cumulative redeemable preferred stock, $1 par value, $25 liquidation preference, 20,000,000 shares authorized, 3,791,000 shares issued and outstanding in 2014 and 2013	94,775	94,775
Common stock, $1 par value, 250,000,000 shares authorized, 201,992,661 and 193,236,454 shares issued in 2014 and 2013, respectively	201,993	193,236
Additional paid-in capital	1,510,409	1,420,951
Treasury stock at cost, 3,570,082 shares in 2014 and 2013	(86,840)	(86,840)
Distributions in excess of cumulative net income	(173,752)	(164,721)
	1,546,585	1,457,401
Nonredeemable noncontrolling interests	1,573	1,571
Total equity	1,548,158	1,458,972
Total liabilities and equity	$2,294,011	$2,273,206

See accompanying notes.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2014	2013
Revenues:
Rental property revenues	$77,484	$33,125
Fee income	2,338	3,579
Other	1,901	1,558
	81,723	38,262
Costs and expenses:
Rental property operating expenses	34,857	15,208
Reimbursed expenses	932	1,910
General and administrative expenses	5,611	6,070
Interest expense	7,167	4,935
Depreciation and amortization	34,140	11,246
Separation expenses	84	—
Acquisition and related costs	22	235
Other	494	1,455
	83,307	41,059
Loss from continuing operations before taxes, unconsolidated joint ventures, and sale of investment properties	(1,584)	(2,797)
Benefit (provision) for income taxes from operations	12	(1)
Income from unconsolidated joint ventures	1,286	1,652
Loss from continuing operations before gain on sale of investment properties	(286)	(1,146)
Gain on sale of investment properties	161	57,154
Income (loss) from continuing operations	(125)	56,008
Income from discontinued operations:
Income from discontinued operations	892	778
Gain on sale of investment properties	6,365	118
	7,257	896
Net income	7,132	56,904
Net income attributable to noncontrolling interests	(155)	(507)
Net income attributable to controlling interests	6,977	56,397
Dividends to preferred stockholders	(1,777)	(3,227)
Net income available to common stockholders	$5,200	$53,170
Per common share information — basic and diluted:
Income (loss) from continuing operations attributable to controlling interest	$(0.01)	$0.50
Income from discontinued operations	0.04	0.01
Net income available to common stockholders	$0.03	$0.51
Weighted average shares — basic	191,739	104,119
Weighted average shares — diluted	191,952	104,252
Dividends declared per common share	$0.075	$0.045

See accompanying notes.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
Three Months Ended March 31, 2014 and 2013
(unaudited, in thousands)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Treasury Stock	Distributions in Excess of Net Income	Stockholders’ Investment	Nonredeemable Noncontrolling Interests	Total Equity
Balance December 31, 2013	$94,775	$193,236	$1,420,951	$(86,840)	$(164,721)	$1,457,401	$1,571	$1,458,972
Net income	—	—	—	—	6,977	6,977	155	7,132
Common stock issued pursuant to:
Stock option exercises	—	3	(23)	—	—	(20)	—	(20)
Common stock offering, net of issuance costs	—	8,700	89,864	—	—	98,564	—	98,564
Restricted stock grants, net of amounts withheld for income taxes	—	54	(970)	—	—	(916)	—	(916)
Amortization of stock options and restricted stock, net of forfeitures	—	—	587	—	—	587	—	587
Distributions to noncontrolling interests	—	—	—	—	—	—	(153)	(153)
Preferred dividends	—	—	—	—	(1,777)	(1,777)	—	(1,777)
Common dividends	—	—	—	—	(14,231)	(14,231)	—	(14,231)
Balance March 31, 2014	$94,775	$201,993	$1,510,409	$(86,840)	$(173,752)	$1,546,585	$1,573	$1,548,158

Balance December 31, 2012	$169,602	$107,660	$690,024	$(86,840)	$(260,104)	$620,342	$22,611	$642,953
Net income (loss)	—	—	—	—	56,397	56,397	477	56,874
Common stock issued pursuant to:
Restricted stock grants, net of amounts withheld for income taxes	—	30	(1,202)	—	—	(1,172)	—	(1,172)
Amortization of stock options and restricted stock, net of forfeitures	—	7	354	—	—	361	—	361
Distributions to nonredeemable noncontrolling interests	—	—	—	—	—	—	(461)	(461)
Preferred dividends	—	—	—	—	(3,227)	(3,227)	—	(3,227)
Common dividends	—	—	—	—	(4,689)	(4,689)	—	(4,689)
Balance March 31, 2013	$169,602	$107,697	$689,176	$(86,840)	$(211,623)	$668,012	$22,627	$690,639
See accompanying notes.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income	$7,132	$56,904
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of investment properties, including discontinued operations	(6,526)	(57,272)
Depreciation and amortization, including discontinued operations	34,168	12,299
Amortization of deferred financing costs	295	279
Amortization of stock options and restricted stock, net of forfeitures	587	361
Effect of certain non-cash adjustments to rental revenues	(9,074)	(1,806)
(Income) loss from unconsolidated joint ventures	(1,286)	(1,652)
Operating distributions from unconsolidated joint ventures	1,777	1,417
Land and multi-family cost of sales, net of closing costs paid	—	904
Changes in other operating assets and liabilities:
Change in other receivables and other assets, net	(3,024)	(1,581)
Change in operating liabilities	(17,042)	(8,083)
Net cash provided by operating activities	7,007	1,770
Cash flows from investing activities:
Proceeds from investment property sales	19,970	112,651
Property acquisition, development, and tenant asset expenditures	(36,653)	(295,789)
Investment in unconsolidated joint ventures	(2,659)	(19)
Distributions from unconsolidated joint ventures	2,370	39,563
Collection of notes receivable	—	339
Change in notes receivable and other assets	(993)	(1,221)
Change in restricted cash	(668)	(764)
Net cash used in investing activities	(18,633)	(145,240)
Cash flows from financing activities:
Proceeds from credit facility	82,525	102,000
Repayment of credit facility	(122,600)	(47,000)
Proceeds from other notes payable	—	1,166
Repayment of notes payable	(2,577)	(75,139)
Common stock issued, net of expenses	98,544	—
Common dividends paid	(14,231)	(4,689)
Preferred dividends paid	(1,777)	(3,227)
Distributions to noncontrolling interests	(153)	(491)
Net cash provided by (used in) financing activities	39,731	(27,380)
Net increase (decrease) in cash and cash equivalents	28,105	(170,850)
Cash and cash equivalents at beginning of period	975	176,892
Cash and cash equivalents at end of period	$29,080	$6,042

Interest paid, net of amounts capitalized	$7,186	$5,470

Significant non-cash transactions:
Accrued property acquisition, development, and tenant asset expenditures	$20,749	$2,995

See accompanying notes.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)
1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
The consolidated financial statements included herein include the accounts of Cousins Properties Incorporated (“Cousins”) and its consolidated subsidiaries, including Cousins Real Estate Corporation and its subsidiaries (“CREC”). All of the entities included in the consolidated financial statements are hereinafter referred to collectively as the “Company.”
The Company develops, acquires, leases, manages, and owns primarily Class A office properties and opportunistic mixed-use developments in Sunbelt markets with a focus on Georgia, Texas, and North Carolina. Cousins has elected to be taxed as a real estate investment trust (“REIT”) and intends to, among other things, distribute 90% of its net taxable income to stockholders, thereby eliminating any liability for federal income taxes under current law. Therefore, the results included herein do not include a federal income tax provision for Cousins. CREC operates as a taxable REIT subsidiary and is taxed separately from Cousins as a C-Corporation. Accordingly, if applicable, the statements of operations include a provision for, or benefit from, CREC's income taxes.
The condensed consolidated financial statements are unaudited and were prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, these financial statements reflect all adjustments necessary (which adjustments are of a normal and recurring nature) for the fair presentation of the Company's financial position as of March 31, 2014 and the results of operations for the three months ended March 31, 2014 and 2013. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of results expected for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013. The accounting policies employed are substantially the same as those shown in note 2 to the consolidated financial statements included in such Form 10-K.
For the three months ended March 31, 2014 and 2013, there were no items of other comprehensive income. Therefore, no presentation of comprehensive income is required.
In April 2014, the Financial Accounting Standards Board issued new guidance related to the presentation of discontinued operations. Currently, the Company includes activity for all assets held for sale and disposals in discontinued operations on the statements of operations. Under the new guidance, only assets held for sale and disposals representing a major strategic shift in operations, such as the disposal of a line of business, a significant geographical area, or a major equity investment, will be presented as discontinued operations. Additionally, the new guidance requires expanded disclosures about discontinued operations that will provide more information about their assets, liabilities, income, and expenses. The guidance is effective for periods beginning after December 15, 2014. The Company does not expect adoption of this guidance to have a material effect on results of operations or financial condition.
2. PROPERTY TRANSACTIONS

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
The following properties were held for sale or sold in 2014 or 2013, respectively, and met the criteria for discontinued operations presentation ($ in thousands):

Property	Property Type	Location	Square Feet	Sales Price
2014:
Lakeshore Park Plaza	Office	Birmingham, AL	197,000	Held for sale
600 University Park Place	Office	Birmingham, AL	123,000	$19,700
2013:
Tiffany Springs MarketCenter	Retail	Kansas City, MO	238,000	$53,500
Lakeshore Park Plaza	Office	Birmingham, AL	197,000	Held for sale
600 University Park Place	Office	Birmingham, AL	123,000	Held for sale
Inhibitex	Office	Atlanta, GA	51,000	$8,300
The components of discontinued operations and the gains and losses on property sales for the three months ended March 31, 2014 and 2013 are as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Income from discontinued operations:
Rental property revenues	$1,356	$3,000
Fee income	—	74
Other income	7	7
Rental property operating expenses	(464)	(1,194)
Reimbursed expenses	—	—
General and administrative expenses	(1)	(52)
Depreciation and amortization	—	(1,053)
Other expenses	(6)	(4)
	$892	$778

Gain on sale of discontinued operations:
600 University	$6,371	$—
King Mill	—	119
Other	(6)	(1)
	$6,365	$118
3. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES
The Company describes its investments in unconsolidated joint ventures in note 5 of notes to consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2013. The following table summarizes balance sheet data of the Company's unconsolidated joint ventures as of March 31, 2014 and December 31, 2013 (in thousands):

	Total Assets		Total Debt		Total Equity		Company’s Investment
SUMMARY OF FINANCIAL POSITION:	2014	2013	2014	2013	2014	2013	2014		2013
Terminus Office Holdings	$295,983	$297,815	$215,378	$215,942	$67,253	$69,867	$34,534		$35,885
EP I LLC	87,752	88,130	57,755	57,092	28,587	29,229	24,837		25,319
Cousins Watkins LLC	50,838	51,653	27,570	27,710	22,366	23,081	17,050		17,213
Charlotte Gateway Village, LLC	135,042	135,966	48,290	52,408	84,882	82,373	11,243		11,252
EP II LLC	17,480	12,644	1	1	14,662	11,695	11,869		9,566
Temco Associates, LLC	8,288	8,474	—	—	8,096	8,315	3,978		4,083
CL Realty, L.L.C.	7,292	7,602	—	—	7,292	7,374	3,537		3,704
Wildwood Associates	21,113	21,127	—	—	21,084	21,121	(1,708)	(1)	(1,689)	(1)
Crawford Long - CPI, LLC	31,833	32,042	75,000	75,000	(44,759)	(44,295)	(21,277)	(1)	(21,071)	(1)
Other	1,811	1,931	—	—	1,608	1,700	58		60
	$657,432	$657,384	$423,994	$428,153	$211,071	$210,460	$84,121		$84,322
(1) Negative balances are included in deferred income on the balance sheets.
The following table summarizes statement of operations information of the Company's unconsolidated joint ventures for the three months ended March 31, 2014 and 2013 (in thousands):

	Total Revenues		Net Income (Loss)		Company's Share of Income (Loss)
SUMMARY OF OPERATIONS:	2014	2013	2014	2013	2014	2013
Terminus Office Holdings	$9,662	$5,606	$(114)	$1,062	$(79)	$529
EP I LLC	2,952	1,169	678	(519)	508	(389)
Cousins Watkins LLC	1,276	1,286	112	(29)	567	580
Charlotte Gateway Village, LLC	8,363	8,294	2,811	2,581	294	294
Temco Associates, LLC	60	69	(18)	(13)	(5)	(6)
CL Realty, L.L.C.	368	428	229	236	33	118
MSREF/ Cousins Terminus 200 LLC	—	1,256	—	(115)	—	(35)
Wildwood Associates	—	—	(38)	(42)	(19)	(21)
Crawford Long - CPI, LLC	2,927	2,958	682	725	374	360
CP Venture Five LLC	—	7,843	—	1,435	—	315
CP Venture Two LLC	—	4,926	—	2,724	—	281
CF Murfreesboro Associates	—	3,291	—	(633)	(387)	(383)
Other	4	1,261	(89)	(149)	—	9
	$25,612	$38,387	$4,253	$7,263	$1,286	$1,652
4. INTANGIBLE ASSETS
Intangible assets on the balance sheets as of March 31, 2014 and December 31, 2013 included the following (in thousands):

	March 31, 2014	December 31, 2013
In-place leases, net of accumulated amortization of $37,200 and $26,239 in 2014 and 2013, respectively	$141,869	$152,830
Above-market tenant leases, net of accumulated amortization of $11,881 and $11,284 in 2014 and 2013, respectively	11,561	12,332
Below-market ground lease, net of accumulated amortization of $31 and $21 in 2014 and 2013, respectively	1,670	1,680
Goodwill	4,100	4,131
	$159,200	$170,973

Goodwill relates entirely to the office reportable segment. As office assets are sold, either by the Company or by joint ventures in which the Company has an ownership interest, goodwill is reduced. The following is a summary of goodwill activity for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
	2014	2013
Beginning balance	$4,131	$4,751
Allocated to property sales	(31)	(604)
Ending balance	$4,100	$4,147
5. OTHER ASSETS
Other assets on the balance sheets as of March 31, 2014 and December 31, 2013 included the following (in thousands):

	March 31, 2014	December 31, 2013
Lease inducements, net of accumulated amortization of $4,495 and $4,181 in 2014 and 2013, respectively	$12,364	$12,548
FF&E and leasehold improvements, net of accumulated depreciation of $18,182 and $17,684 in 2014 and 2013, respectively	9,530	8,743
Prepaid expenses and other assets	6,814	3,606
Loan closing costs, net of accumulated amortization of $2,916 and $2,621 in 2014 and 2013, respectively	3,883	4,176
Predevelopment costs and earnest money	1,045	821
	$33,636	$29,894

6. NOTES PAYABLE
The following table summarizes the terms and amounts of the Company’s notes payable at March 31, 2014 and December 31, 2013 ($ in thousands):

Description	Interest Rate	Maturity	March 31, 2014	December 31, 2013
Post Oak Central mortgage note	4.26%	2020	$187,522	$188,310
The American Cancer Society Center mortgage note	6.45%	2017	132,287	132,714
Promenade mortgage note	4.27%	2022	112,927	113,573
191 Peachtree Tower mortgage note (interest only until May 1, 2016)	3.35%	2018	100,000	100,000
Meridian Mark Plaza mortgage note	6.00%	2020	25,714	25,813
The Points at Waterview mortgage note	5.66%	2016	15,007	15,139
Mahan Village construction facility	1.80%	2014	13,985	14,470
Credit Facility, unsecured	1.65%	2016	—	40,075
			$587,442	$630,094

Fair Value
At March 31, 2014 and December 31, 2013, the aggregate estimated fair values of the Company's notes payable were $610.2 million and $654.1 million, respectively, calculated by discounting the debt's remaining contractual cash flows at estimated rates at which similar loans could have been obtained at those respective dates. The estimate of the current market rate, which is the most significant input in the discounted cash flow calculation, is intended to replicate debt of similar maturity and loan-to-value relationship. These fair value calculations are considered to be Level 2 under the guidelines as set forth in the Financial Accounting Standards Board's Accounting Standards Codification ("ASC") 820, Fair Value Measurement, as the Company utilizes market rates for similar type loans from third party brokers.
Other Information
For the three months ended March 31, 2014 and 2013, interest expense was as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Total interest incurred	$7,540	$5,036
Interest capitalized	(373)	(101)
Total interest expense	$7,167	$4,935
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
7. COMMITMENTS AND CONTINGENCIES

Commitments

At March 31, 2014, the Company had outstanding letters of credit and performance bonds totaling $2.4 million. As a lessor, the Company has $102.6 million in future obligations under leases to fund tenant improvements as of March 31, 2014. As a lessee, the Company has future obligations under ground and office leases of $150.1 million as of March 31, 2014.
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

8. NONCONTROLLING INTERESTS
The Company consolidates various joint ventures that are involved in the ownership and/or development of real estate. The following table details the components of redeemable noncontrolling interests in consolidated entities for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
	2014	2013
Beginning Balance	$—	$—
Net income attributable to redeemable noncontrolling interests	—	30
Distributions to redeemable noncontrolling interests	—	(30)
Ending Balance	$—	$—
The following reconciles the net income or loss attributable to nonredeemable noncontrolling interests as shown in the statements of equity to the net income or loss attributable to noncontrolling interests as shown in the statements of operations, which includes both redeemable and nonredeemable interests, for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
	2014	2013
Net income attributable to nonredeemable noncontrolling interests	$155	$477
Net income attributable to redeemable noncontrolling interests	—	30
Net income attributable to noncontrolling interests	$155	$507
9. STOCKHOLDERS' EQUITY
In March 2014, the Company issued 8.7 million shares of common stock resulting in net proceeds to the Company of $98.6 million.
Subsequent to quarter end, the Company redeemed all outstanding shares of its 7.5% Series B Cumulative Redeemable Preferred Stock, par value $1.00 per share, for $25.00 per share or $94.8 million, excluding accrued dividends, on April 14, 2014. In the second quarter of 2014, the Company expects to decrease net income available for common shareholders by $3.5 million (non-cash), which represents the original issuance costs applicable to the shares redeemed.
10. STOCK-BASED COMPENSATION
The Company has several types of stock-based compensation - stock options, restricted stock, long-term incentive awards and restricted stock units (“RSUs”) - which are described in note 13 of notes to consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2013. The expense related to certain stock-based compensation awards is fixed. The expense related to other awards fluctuates from period to period dependent, in part, on the Company's stock price. The Company recorded stock-based compensation expense, net of forfeitures, of $2.5 million and $2.8 million for the three months ended March 31, 2014 and 2013, respectively.
The Company maintains the 2005 Restricted Stock Unit Plan (the “RSU Plan”), which is described in note 13 of notes to consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2013. The Company made restricted stock grants in 2014 of 137,591 shares to key employees, which vest ratably over a three-year period. In addition, the Company awarded two types of RSUs to key employees based on the following metrics: (1) Total Stockholder Return of the Company, as defined in the RSU Plan, as compared to the companies in the SNL US REIT Office index (“SNL RSUs”), and (2) the ratio of cumulative funds from operations per share to targeted cumulative funds from operations per share (“FFO RSUs”) as defined in the RSU Plan. The performance period for both awards is January 1, 2014 to December 31, 2016, and the targeted units awarded of SNL RSUs and FFO RSUs is 108,751 and 56,405, respectively. The ultimate payout of these awards can range from 0% to 200% of the targeted number of units depending on the achievement of the market and performance metrics described above. Both of these RSUs cliff vest on January 30, 2017 and are dependent upon the attainment of required service, market and performance criteria. The number of RSUs vesting will be determined at that date, and the payout per unit will be equal to the average closing price on each trading day during the 30-day period ending on December 31, 2016. The SNL RSUs are valued using a quarterly Monte Carlo valuation and are expensed over the vesting period. The FFO RSUs are expensed over the vesting period using the fair market value of the Company's stock at the reporting date multiplied by the anticipated number of units to be paid based on the current estimate of what the ratio is expected to be upon vesting.
11. EARNINGS PER SHARE
Net income (loss) per share-basic is calculated as net income (loss) available to common stockholders divided by the weighted average number of common shares outstanding during the period, including nonvested restricted stock which has nonforfeitable dividend rights. Net income (loss) per share-diluted is calculated as net income (loss) available to common stockholders divided by the diluted weighted average number of common shares outstanding during the period. Diluted weighted average number of common shares uses the same weighted average share number as in the basic calculation and adds the potential dilution, if any, that would occur if stock options (or any other contracts to issue common stock) were exercised and resulted in additional common shares outstanding, calculated using the treasury stock method. The numerator is reduced for the effect of preferred dividends in both the basic and diluted net income (loss) per share calculations. Weighted average shares-basic and diluted for the three months ended March 31, 2014 and 2013, respectively, are as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Weighted average shares — basic	191,739	104,119
Dilutive potential common shares — stock options	213	133
Weighted average shares — diluted	191,952	104,252
Weighted average anti-dilutive stock options	2,200	3,123
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

12. REPORTABLE SEGMENTS
The Company has four reportable segments: Office, Retail, Land, and Other. These reportable segments represent an aggregation of operating segments reported to the chief operating decision maker based on similar economic characteristics that include the type of product and the nature of service. Each segment includes both consolidated operations and joint ventures, where applicable. The Office and Retail segments show the results for that product type. The Land segment includes results of operations for certain land holdings and single-family residential communities. The Other segment includes:

•	fee income and related expenses for third party owned properties and joint venture properties for which the Company performs management, development and leasing services;

•	compensation for corporate employees;

•	general corporate overhead costs, interest expense for consolidated and unconsolidated entities;

•	income attributable to noncontrolling interests;

•	income taxes;

•	depreciation; and

•	preferred dividends.
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

Three Months Ended March 31, 2014	Office	Retail	Land	Other	Total
Net operating income	$47,598	$1,303	$—	$1,117	$50,018
Sales less costs of sales	—	—	160	—	160
Fee income	—	—	—	2,339	2,339
Other income	—	—	—	1,908	1,908
Gain on third party management and leasing business	—	—	—	—	7	7
Separation expenses	—	—	—	(84)	(84)
General and administrative expenses	—	—	—	(5,611)	(5,611)
Reimbursed expenses	—	—	—	(932)	(932)
Interest expense	—	—	—	(9,012)	(9,012)
Other expenses	—	—	—	(834)	(834)
Preferred stock dividends	—	—	—	(1,777)	(1,777)
Funds from operations available to common stockholders	$47,598	$1,303	$160	$(12,879)	36,182
Real estate depreciation and amortization, including Company's share of joint ventures	(36,953)
Gain on sale of depreciated investment properties, including Company's share of joint ventures	5,971
Net income available to common stockholders	$5,200

Three Months Ended March 31, 2013	Office	Retail	Land	Other	Total
Net operating income	$21,837	$4,290	$—	$43	$26,170
Sales less costs of sales	—	—	243	168	411
Fee income	—	—	—	3,654	3,654
Other income	—	—	—	282	282
Third party management and leasing expenses	—	—	—	(53)	(53)
General and administrative expenses	—	—	—	(6,069)	(6,069)
Reimbursed expenses	—	—	—	(1,910)	(1,910)
Interest expense	—	—	—	(6,645)	(6,645)
Other expenses	—	—	—	(1,152)	(1,152)
Preferred stock dividends	—	—	—	(3,227)	(3,227)
Funds from operations available to common stockholders	$21,837	$4,290	$243	$(14,909)	11,461
Real estate depreciation and amortization, including Company's share of joint ventures					(15,320)
Gain on sale of depreciated investment properties including the Company's share of joint ventures					57,029
Net income available to common stockholders					$53,170

When reviewing the results of operations for the Company, management analyzes the following revenue and income items net of their related costs:

•	Rental property operations;

•	Land sales; and

•	Gains on sales of investment properties.
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

	Three Months Ended March 31,
	2014	2013
Net operating income	$50,018	$26,170
Sales less cost of sales	160	411
Fee income	2,339	3,654
Other income	1,908	282
Rental property operating expenses	34,857	15,208
Cost of sales	—	1,145
Net operating income in joint ventures	(6,499)	(6,447)
Sales less cost of sales in joint ventures	—	(10)
Net operating income in discontinued operations	(892)	(1,806)
Fee income in discontinued operations	—	(74)
Other income in discontinued operations	(7)	(26)
(Gain) loss on land sales (included in gain on investment properties)	(161)	(245)
Total consolidated revenues	$81,723	$38,262

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Overview:
The Company is a self-administered and self-managed real estate investment trust, or REIT. The Company's core focus is on the acquisition, development, leasing, management and ownership of Class-A office properties in Sunbelt markets with a particular focus on Georgia, Texas, and North Carolina. As of March 31, 2014, the Company's portfolio of real estate assets consisted of interests in 16 operating office properties containing 14.6 million square feet of space, 6 operating retail properties containing 566,000 square feet of space, and two projects (one office and one mixed use) under active development. The Company has a comprehensive strategy in place based on a simple platform, trophy assets and opportunistic investments. This streamlined approach enables the Company to maintain a targeted, asset specific approach to investing where it seeks to leverage its development skills, relationships, market knowledge, and operational expertise. The Company intends to generate returns and create value for shareholders through the further lease up of its portfolio, through the execution of its development pipeline, and through opportunistic investments in office, retail, and mixed-use projects within its core markets.
The Company leased or renewed 454,000 square feet of office and retail space during the first quarter of 2014. Net effective rent, representing base rent less operating expense reimbursements and leasing costs, was $15.14 per square foot for office properties in the first quarter of 2014. Net effective rent per square foot for office properties increased 12.7% on spaces that have been previously occupied in the past year. The same property leasing percentage remained stable throughout the quarter. The Company continues to target urban high-barrier to entry submarkets in Austin, Dallas-Fort Worth, Houston, Atlanta, Charlotte, and Raleigh. Management believes these markets continue to show positive demographic and economic trends compared to the national average.
In March 2014, the Company issued 8.7 million shares of common stock resulting in net proceeds to the Company of $98.6 million. Subsequent to quarter end, the Company redeemed all outstanding shares of its 7.5% Series B Cumulative Redeemable Preferred Stock, par value $1.00 per share, for $25.00 per share or $94.8 million, excluding accrued dividends, on April 14, 2014. The Company expects these transactions to improve the financial condition of the Company by reducing fixed charges and by eliminating preferred stock from its capital structure.
Results of Operations
Rental Property Revenues
Rental property revenues increased $44.4 million (134%) between the three month 2014 and 2013 periods primarily due to the following:

•	Increase of $31.9 million due to the September 2013 acquisition of Greenway Plaza;

•	Increase of $5.6 million due to the September 2013 acquisition of 777 Main;

•	Increase of $5.4 million due to the February 2013 acquisition of Post Oak Central;

•	Increase of $3.1 million due to the April 2013 acquisition of 816 Congress; and

•	Decrease of $2.2 million due to the February 2013 sale of 50% of the Company's interest in Terminus 100.
Fee Income
Fee income decreased $1.2 million (35%) between the three month 2014 and 2013 periods. This decrease is primarily due to a reduction in reimbursed expenses between periods, which is primarily due to the termination of a reimbursement agreement on a third party development project in the second quarter of 2013.
Rental Property Operating Expenses
Rental property operating expenses increased $19.6 million (129%) between the three month 2014 and 2013 periods primarily due to the following:

•	Increase of $13.7 million due to the September 2013 acquisition of Greenway Plaza;

•	Increase of $3.0 million due to the September 2013 acquisition of 777 Main;

•	Increase of $2.3 million due to the February 2013 acquisition of Post Oak Central;

•	Increase of $1.6 million due to the April 2013 acquisition of 816 Congress; and

•	Decrease of $605,000 due to the February 2013 sale of 50% of the Company's interest in Terminus 100.
Interest Expense
Interest expense increased $2.2 million (45%) between the three month 2014 and 2013 periods primarily due to the following:

•	Increase of $2.0 million as a result of mortgage loan on Post Oak Central that closed in September 2013;

•	Increase of $1.2 million as a result of mortgage loan on Promenade that closed in September 2013; and

•	Decrease of $725,000 due to the February 2013 sale of 50% of the Company's interest in Terminus 100, which included the existing mortgage loan secured by the Terminus 100 property.
Depreciation and Amortization
Depreciation and amortization increased $22.9 million (204%) between the three month 2014 and 2013 periods primarily due to September 2013 acquisition of Greenway Plaza, the September 2013 acquisition of 777 Main, the February 2013 acquisition of Post Oak Central, and the April 2013 acquisition of 816 Congress. These were partially offset by the February 2013 sale of 50% of the Company's interest in Terminus 100.
Gain on Sale of Investment Properties
Gain on sale of investment properties decreased $57.0 million between the three month 2014 and 2013 periods. The decrease relates primarily to gains recognized in February 2013 on the sale of 50% of the Company’s interest in Terminus 100 and on the acquisition of Terminus 200, which was achieved in stages.
Discontinued Operations
Discontinued operations for the 2014 and 2013 periods includes the operations of the properties sold during the periods or held for sale as of March 31, 2014. In the first quarter of 2014, the Company sold 600 University Park Place, a 123,000 square foot office building in Birmingham, Alabama, for a sales price of $19.7 million, which represented a 8.1% capitalization rate. The Company recognized a $6.4 million gain on the sale. Discontinued operations also includes Lakeshore Park Plaza, which was held for sale at March 31, 2014, and Tiffany Spring MarketCenter and Inhibitex, which were sold in 2013. Capitalization rates are generally calculated by dividing projected annualized net operating income by the sales price.
Dividends to Preferred Stockholders
Dividends to preferred stockholders decreased $1.5 million between the three month 2014 and 2013 periods due to the redemption of the Series A preferred stock in 2013.
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
FFO is used by industry analysts and investors as a supplemental measure of a REIT’s operating performance. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, many industry investors and analysts have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. Thus, NAREIT created FFO as a supplemental measure of REIT operating performance that excludes historical cost depreciation, among other items, from GAAP net income. The use of FFO, combined with the required primary GAAP presentations, has been fundamentally beneficial, improving the understanding of operating results of REITs among the investing public and making comparisons of REIT operating results more meaningful. Company management evaluates operating performance in part based on FFO. Additionally, the Company uses FFO, along with other measures, to assess performance in connection with evaluating and granting incentive compensation to its officers and other key employees. The reconciliation of net income (loss) available to common stockholders to FFO is as follows for the three months ended December 31, 2014 and 2013 (in thousands, except per share information):

	Three Months Ended March 31,
	2014	2013
Net Income Available to Common Stockholders	$5,200	$53,170
Depreciation and amortization of real estate assets:
Consolidated properties	33,955	11,063
Discontinued properties	—	1,053
Share of unconsolidated joint ventures	2,998	3,204
(Gain) loss on sale of depreciated properties:
Consolidated properties	—	(56,911)
Discontinued properties	(6,358)	(118)
Share of unconsolidated joint ventures	387	—
Funds From Operations Available to Common Stockholders	$36,182	$11,461
Per Common Share — Basic and Diluted:
Net Income Available	$0.03	$0.51
Funds From Operations	$0.19	$0.11
Weighted Average Shares — Basic	191,739	104,119
Weighted Average Shares — Diluted	191,952	104,252

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

	Three Months Ended March 31,
	2014	2013
Net Operating Income - Consolidated Properties
Rental property revenues	$77,484	$33,125
Rental property expenses	(34,857)	(15,208)
	42,627	17,917
Net Operating Income - Discontinued Operations
Rental property revenues	1,356	3,000
Rental property expenses	(464)	(1,194)
	892	1,806
Net Operating Income - Unconsolidated Joint Ventures	6,499	6,447
Total Net Operating Income	$50,018	$26,170

Net Operating Income
Same Property	$15,247	$14,917
Non-Same Property	34,771	11,253
	$50,018	$26,170
Change year over year in Net Operating Income - Same Property	2.2%

Same Property Net Operating Income increased 2.2% between the three month 2014 and 2013 periods. The increase is primarily attributed to lower expenses at 191 Peachtree Tower and American Cancer Society Center and increased parking revenue at Terminus 200.
Net rental rates for the office portfolio increased 11% on new leases and 14% on renewals between the three month 2014 and 2013 periods. Net rental rates for the retail portfolio increased 6% on renewals between the three month 2014 and 2013 periods. There were no new second generation retail leases in the first quarter of 2014. Net rental rates represent average rent per square foot after operating expense reimbursement over the lease term for leased space that has not been vacant for more than one year.

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
In the first quarter of 2014, the Company issued 8.7 million shares of common stock at $11.365 per share which generated net proceeds to the Company of $98.6 million. The Company used the proceeds from this offering to paydown the Credit Facility in preparation for the redemption of all outstanding shares of its 7.5% Series B Cumulative Redeemable Preferred Stock, par value $1.00 per share on April 14, 2014. The Company believes that these transactions will improve the financial condition of the Company by reducing fixed charges and by eliminating preferred stock from its capital structure. At March 31, 2014, the Company had no amounts outstanding under its Credit Facility, cash on hand of $29.1 million, and the ability to borrow $349.0 million under the Credit Facility. On April 14, 2014, the Company utilized cash on hand and borrowings under its Credit Facility of $69.0 million to fund the preferred stock redemption for $25.00 per share or $94.8 million, excluding accrued dividends.
In the first quarter of 2014, the Company increased the dividend on its common stock from $0.045 per share to $0.075 per share. Beginning in the second quarter of 2014, as a result of the preferred stock redemption, the Company will no longer pay quarterly dividends of $1.8 million on its preferred stock. In the second quarter of 2014, the Company expects to reduce net income available to common stockholders by $3.5 million (non-cash), the original issuance costs of the preferred stock that was redeemed.
The Company continues to seek additional acquisitions and opportunistic investments and may acquire one or more properties or initiate one or more development projects in the remainder of 2014. The Company expects to fund these activities with one or more of the following: sale of additional non-core assets, additional borrowings under its Credit Facility, additional mortgage loans in existing or newly acquired properties, the issuance of common equity, and joint ventures with third parties.
Contractual Obligations and Commitments
At March 31, 2014, the Company was subject to the following contractual obligations and commitments (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 years
Contractual Obligations:
Company debt:
Unsecured Credit Facility and construction facility	$13,985	$13,985	$—	$—	$—
Mortgage notes payable	573,457	8,508	33,315	239,923	291,711
Interest commitments (1)	140,746	27,134	51,876	34,368	27,368
Ground leases	149,560	1,384	3,475	3,488	141,213
Other operating leases	508	187	246	75	—
Total contractual obligations	$878,256	$51,198	$88,912	$277,854	$460,292
Commitments:
Unfunded tenant improvements and other	102,551	102,551	—	—	—
Letters of credit	1,000	1,000	—	—	—
Performance bonds	1,386	117	100	1,169	—
Total commitments	$104,937	$103,668	$100	$1,169	$—

(1)	Interest on variable rate obligations is based on rates effective as of March 31, 2014.
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
Cash Flows
The reasons for significant increases and decreases in cash flows between the periods are as follows:
Cash Flows from Operating Activities. Cash provided by operating activities increased $5.2 million between the three month 2014 and 2013 periods due to the following:

•
Cash flows increased $11.4 million from property operations due primarily to the 2013 acquisitions of Greenway Plaza, 777 Main, Post Oak Central, and 816 Congress. This was partially offset by the 2013 sale of 50% of the Company's interest in Terminus 100;

•	Cash flows decreased by $2.9 million as a result of salaries, bonuses, and long term incentive compensation payments made between periods;

•	Cash flows decreased $1.7 million due to an increase in interest paid between periods; and

•	Cash flows decreased $939,000 as a result of discontinued operations.
Cash Flows from Investing Activities. Cash flows used in investing activities decreased $126.6 million between the three month 2014 and 2013 periods due to the following:

•
Cash flows increased $259.1 million from property acquisition, development and tenant asset expenditures due to the acquisition of Post Oak Central and the remaining interest in Terminus 200 during 2013 net of an increase in capital expenditures for the development of Colorado Tower and for building improvements at 2100 Ross, Greenway Plaza, Promenade, and 816 Congress;

•
Cash flows decreased $92.7 million from proceeds from the sales of investment properties. In the 2014 period, the Company sold 600 University Park and one land parcel. In the 2013 period, the Company effectively sold 50% of its interest in Terminus 100 to a third party and sold non-core land parcels; and

•	Cash flows decreased $37.2 million from distributions from unconsolidated joint ventures due mainly to a distribution from the Terminus Office Holdings joint venture in 2013.
Cash Flows from Financing Activities. Cash flows provided by financing activities increased $67.1 million between the three month 2014 and 2013 periods due to the following:

•	Cash flows increased $98.6 million as a result of the issuance of 8.7 million common shares in March 2014;

•	Cash flows from notes payable increased $71.4 million due to the repayment of the Terminus 100 mortgage note payable in 2013; and

•
Cash flows from the Credit Facility decreased $95.1 million due to the paydown of the Credit Facility in 2014 with proceeds from the 600 University Park sale and with the proceeds from the March 2014 equity offering.

Capital Expenditures. The Company incurs costs related to its real estate assets that include acquisition of properties, development of new properties, redevelopment of existing or newly purchased properties, leasing costs for new or replacement tenants, and ongoing property repairs and maintenance.
Capital expenditures for assets the Company develops or acquires and then holds and operates are included in the property acquisition, development, and tenant asset expenditures line item within investing activities on the statements of cash flows. Amounts accrued are removed from the table below (accrued capital adjustment) to show the components of these costs on a cash basis. Components of costs included in this line item for the three months ended March 31, 2014 and 2013 are as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Acquisition of property	$—	$283,528
Development	12,590	545
Operating — building improvements	14,064	5,559
Operating — leasing costs	2,387	3,060
Capitalized interest	253	18
Capitalized personnel costs	1,337	392
Accrued capital adjustment	6,022	2,687
Total property acquisition and development expenditures	$36,653	$295,789
Capital expenditures decreased in 2014 mainly due to the acquisitions of Post Oak Central and the remaining interest in Terminus 200 during 2013. This decrease was partially offset by an increase in capital expenditures for the development of Colorado Tower and for building improvements at 2100 Ross, Greenway Plaza, Promenade, and 816 Congress. Tenant improvements and leasing costs, as well as related capitalized personnel costs, are a function of the number and size of newly executed leases or renewals of existing leases. The amounts of tenant improvement and leasing costs for our office portfolio on a per square foot basis was as follows:

Three Months Ended March 31, 2014
New leases	$8.00
Renewal leases	$2.61
Expansion leases	$4.01
The amounts of tenant improvement and leasing costs on a per square foot basis vary by lease and by market. Given the level of expected leasing and renewal activity, in future periods management expects tenant improvements and leasing costs per square foot to remain consistent with those experienced in the first quarter of 2014.
Dividends. The Company paid cash common dividends of $14.2 million and $4.7 million in each of the three month 2014 and 2013 periods, respectively. The Company paid cash preferred dividends of $1.8 million and $3.2 million in the three month 2014 and 2013 periods, respectively. The Company funded the dividends with cash provided by operating activities, distributions from joint ventures, and proceeds from property sales. The Company expects to fund its quarterly distributions to common and preferred stockholders with cash provided by operating activities.
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
Off Balance Sheet Arrangements
General. The Company has a number of off balance sheet joint ventures with varying structures, as described in note 5 of the Company's Annual Report on Form 10-K. The joint ventures in which the Company has an interest are involved in the ownership, acquisition, and/or development of real estate. A venture will fund capital requirements or operational needs with cash from operations or financing proceeds, if possible. If additional capital is deemed necessary, a venture may request a contribution from the partners, and the Company will evaluate such request.
Debt. At March 31, 2014, the Company’s unconsolidated joint ventures had aggregate outstanding indebtedness to third parties of $434.0 million. These loans are generally mortgage or construction loans, most of which are non-recourse to the Company, except as described in the paragraphs below. In addition, in certain instances, the Company provides “non-recourse carve-out guarantees” on these non-recourse loans. Certain of these loans have variable interest rates, which creates exposure to the ventures in the form of market risk from interest rate changes.
The Company guarantees 25% of two of the four outstanding loans at the Cousins Watkins LLC joint venture, which owns four retail shopping centers. The two loans have a total capacity of $16.3 million, of which the Company guarantees 25% of the outstanding balance. At March 31, 2014, the Company guaranteed $2.9 million, based on amounts outstanding under these loans as of that date. These guarantees may be reduced or eliminated based on achievement of certain criteria.
The EP I construction loan has a total capacity of $61.1 million, of which the Company guarantees 7.5% of the outstanding balance. At March 31, 2014, the Company guaranteed $4.3 million, based on amounts outstanding under this loan as of that date. This guarantee may be reduced and/or eliminated based on the achievement of certain criteria.
The EP II construction loan has a total capacity of $46.0 million, of which the Company guarantees the lesser of $8.6 million or the outstanding balance. At March 31, 2014, the Company guaranteed $1,000, based on amounts outstanding under this loan as of that date. This guarantee may be reduced and/or eliminated based on the achievement of certain criteria.
Critical Accounting Policies
There have been no material changes in the Company's critical accounting policies from those disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes in the market risk associated with the Company's notes payable at March 31, 2014 compared to that as disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.

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

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings.
Information regarding legal proceedings is described under the subheading "Litigation" in note 7 to the unaudited condensed consolidated financial statements set forth in this Form 10-Q.
Item 1A. Risk Factors.
The Company detailed its risk factors in Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
For information on the Company’s equity compensation plans, see note 13 of the Company’s Annual Report on Form 10-K, and note 10 to the unaudited condensed consolidated financial statements set forth in this Form 10-Q. The Company did not make any sales of unregistered securities during the first quarter of 2014.
The Company purchased the following common shares during the first quarter of 2014:

	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)
January 1 - 31	74,601	$10.73
February 1 - 28	28,642	$11.13
March 1 - 31	—	N/A
	103,243
(1) Activity for the first quarter of 2014 related to the remittances of shares for income taxes associated with restricted stock vesting and to the remittance of shares for option exercises.

Item 5.     Other Information.
On May 6, 2014, the Company held its annual meeting of shareholders. Proxies for the meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. The following matters were submitted to a vote of the shareholders:

Proposal 1 - the votes regarding the election of eight directors for a term expiring in 2015 were as follows:

Name	For	Against	Abstentions	Broker Non-Votes
Tom G. Charlesworth	170,279,867	791,721	469,405	8,361,175
James D. Edwards	170,358,435	804,363	378,195	8,361,175
Lawrence L. Gellerstedt III	170,575,409	49,559	916,025	8,361,175
Lillian C. Giornelli	169,635,000	796,810	1,109,183	8,361,175
S. Taylor Glover	170,730,821	62,144	748,029	8,361,175
James H. Hance, Jr.	168,898,781	53,541	2,588,671	8,361,175
Donna W. Hyland	170,845,019	463,649	232,325	8,361,175
R. Dary Stone	170,550,952	99,908	890,133	8,361,175

Proposal 2 - the advisory votes on executive compensation, often referred to as “say on pay,” were as follows:

For	Against	Abstentions	Broker Non-Votes
167,029,244	4,342,858	168,891	8,361,175

Proposal 3 - the votes to amend the Restated and Amended Articles of Incorporation to increase the number of authorized common shares from 250 million to 350 million were as follows:

For	Against	Abstentions
176,169,931	3,540,930	191,306

Proposal 4 - the votes to ratify the appointment of Deloitte & Touche LLP as the Company's independent registered public accounting firm for the fiscal year ending December 31, 2014 were as follows:

For	Against	Abstentions
175,267,921	4,576,879	57,368

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

*	Data required by ASC 260, “Earnings per Share,” is provided in note 11 to the condensed consolidated financial statements included in this report.
†	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COUSINS PROPERTIES INCORPORATED
/s/ Gregg D. Adzema
Gregg D. Adzema
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)
Date: May 7, 2014