Form 10-Q
period 2014-06-30
COUSINS PROPERTIES INC
filed 2014-07-29
CIK 25232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 24, 2014
Common Stock, $1 par value per share	198,478,534 shares

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
The forward-looking statements are based upon management's beliefs, assumptions, and expectations of the Company's future performance, taking into account information currently available. These beliefs, assumptions, and expectations may change as a result of possible events or factors, not all of which are known. If a change occurs, the Company's business, financial condition, liquidity, and results of operations may vary materially from those expressed in forward-looking statements. Actual results may vary from forward-looking statements due to, but not limited to, the following:

•	the availability and terms of capital and financing;

•	the ability to refinance indebtedness as it matures;

•	the failure of purchase, sale, or other contracts to ultimately close;

•	the failure to achieve anticipated benefits from acquisitions and investments or from dispositions;

•	the potential dilutive effect of common stock offerings;

•	the availability of buyers and adequate pricing with respect to the disposition of assets;

•	risks related to the geographic concentration of our portfolio;

•	risks and uncertainties related to national and local economic conditions, the real estate industry in general, and the commercial real estate markets in particular;

•	changes to the Company's strategy with regard to land and other non-core holdings that require impairment losses to be recognized;

•	leasing risks, including the ability to obtain new tenants or renew expiring tenants, and the ability to lease newly developed and/or recently acquired space;

•	the financial condition of existing tenants;

•	volatility in interest rates and insurance rates;

•	the availability of sufficient investment opportunities;

•	competition from other developers or investors;

•	the risks associated with real estate developments (such as zoning approval, receipt of required permits, construction delays, cost overruns, and leasing risk);

•	the loss of key personnel;

•	the potential liability for uninsured losses, condemnation, or environmental issues;

•	the potential liability for a failure to meet regulatory requirements;

•	the financial condition and liquidity of, or disputes with, joint venture partners;

•	any failure to comply with debt covenants under credit agreements; and

•	any failure to continue to qualify for taxation as a real estate investment trust.
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

PART I — FINANCIAL INFORMATION
Item 1.    Financial Statements.
COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share and per share amounts)

	June 30, 2014	December 31, 2013
	(unaudited)
Assets:
Real estate assets:
Operating properties, net of accumulated depreciation of $283,119 and $235,707 in 2014 and 2013, respectively	$1,817,439	$1,828,437
Projects under development	56,760	21,681
Land	26,790	35,053
	1,900,989	1,885,171
Operating properties and related assets held for sale, net of accumulated depreciation of $12,001 and $21,444 in 2014 and 2013, respectively	11,396	24,554
Cash and cash equivalents	6,257	975
Restricted cash	3,912	2,810
Notes and accounts receivable, net of allowance for doubtful accounts of $1,335 and $1,827 in 2014 and 2013, respectively	10,733	11,778
Deferred rents receivable	51,555	39,969
Investment in unconsolidated joint ventures	111,164	107,082
Intangible assets, net of accumulated amortization of $60,591 and $37,544 in 2014 and 2013, respectively	147,721	170,973
Other assets	35,773	29,894
Total assets	$2,279,500	$2,273,206
Liabilities:
Notes payable	$665,852	$630,094
Accounts payable and accrued expenses	72,577	76,668
Deferred income	23,681	25,754
Intangible liabilities, net of accumulated amortization of $11,993 and $6,323 in 2014 and 2013, respectively	60,806	66,476
Other liabilities	15,704	15,242
Total liabilities	838,620	814,234
Commitments and contingencies	—	—
Equity:
Stockholders' investment:
Preferred stock, 7.50% Series B cumulative redeemable preferred stock, $1 par value, $25 liquidation preference, 20,000,000 shares authorized, -0- and 3,791,000 shares issued and outstanding in 2014 and 2013, respectively	—	94,775
Common stock, $1 par value, 350,000,000 and 250,000,000 shares authorized, 202,043,854 and 193,236,454 shares issued in 2014 and 2013, respectively	202,044	193,236
Additional paid-in capital	1,514,959	1,420,951
Treasury stock at cost, 3,570,082 shares in 2014 and 2013	(86,840)	(86,840)
Distributions in excess of cumulative net income	(190,857)	(164,721)
	1,439,306	1,457,401
Nonredeemable noncontrolling interests	1,574	1,571
Total equity	1,440,880	1,458,972
Total liabilities and equity	$2,279,500	$2,273,206

See accompanying notes.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenues:
Rental property revenues	$80,034	$37,100	$157,518	$70,224
Fee income	2,025	2,931	4,363	6,511
Other	2,446	2,490	4,347	4,049
	84,505	42,521	166,228	80,784
Costs and expenses:
Rental property operating expenses	35,959	17,868	70,816	33,079
Reimbursed expenses	988	1,359	1,920	3,268
General and administrative expenses	5,756	4,552	11,366	10,622
Interest expense	6,970	4,241	14,137	9,176
Depreciation and amortization	35,135	14,928	69,274	26,176
Separation expenses	—	—	84	—
Acquisition and related costs	149	333	171	568
Other	877	731	1,370	2,186
	85,834	44,012	169,138	85,075
Loss from continuing operations before taxes, unconsolidated joint ventures, and sale of investment properties	(1,329)	(1,491)	(2,910)	(4,291)
Benefit (provision) for income taxes from operations	9	(1)	21	(2)
Income from unconsolidated joint ventures	2,027	1,132	3,313	2,784
Income (loss) from continuing operations before gain on sale of investment properties	707	(360)	424	(1,509)
Gain on sale of investment properties	1,327	406	1,488	57,560
Income from continuing operations	2,034	46	1,912	56,051
Income from discontinued operations:
Income from discontinued operations	566	687	1,457	1,470
Gain on sale from discontinued operations	14	86	6,379	204
	580	773	7,836	1,674
Net income	2,614	819	9,748	57,725
Net income attributable to noncontrolling interests	(129)	(515)	(284)	(1,022)
Net income attributable to controlling interests	2,485	304	9,464	56,703
Dividends to preferred stockholders	(1,178)	(3,227)	(2,955)	(6,454)
Preferred share original issuance costs	(3,530)	(2,656)	(3,530)	(2,656)
Net income (loss) available to common stockholders	$(2,223)	$(5,579)	$2,979	$47,593
Per common share information — basic and diluted:
Income (loss) from continuing operations attributable to controlling interest	$(0.01)	$(0.06)	$(0.02)	$0.41
Income from discontinued operations	—	0.01	0.04	0.02
Net income (loss) available to common stockholders	$(0.01)	$(0.05)	$0.02	$0.43
Weighted average shares — basic	198,440	118,661	195,108	111,430
Weighted average shares — diluted	198,440	118,661	195,347	111,593
Dividends declared per common share	$0.075	$0.045	$0.150	$0.090

See accompanying notes.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
Six Months Ended June 30, 2014 and 2013
(unaudited, in thousands)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Treasury Stock	Distributions in Excess of Net Income	Stockholders’ Investment	Nonredeemable Noncontrolling Interests	Total Equity
Balance December 31, 2013	$94,775	$193,236	$1,420,951	$(86,840)	$(164,721)	$1,457,401	$1,571	$1,458,972
Net income	—	—	—	—	9,464	9,464	284	9,748
Common stock issued pursuant to:
Director stock grants	—	55	598	—	—	653	—	653
Stock option exercises	—	3	(23)	—	—	(20)	—	(20)
Common stock offering, net of issuance costs	—	8,700	89,819	—	—	98,519	—	98,519
Restricted stock grants, net of amounts withheld for income taxes	—	53	(978)	—	—	(925)	—	(925)
Amortization of stock options and restricted stock, net of forfeitures	—	(3)	1,062	—	—	1,059	—	1,059
Distributions to noncontrolling interests	—	—	—	—	—	—	(281)	(281)
Redemption of preferred shares	(94,775)	—	3,530	—	(3,530)	(94,775)	—	(94,775)
Preferred dividends	—	—	—	—	(2,955)	(2,955)	—	(2,955)
Common dividends	—	—	—	—	(29,115)	(29,115)	—	(29,115)
Balance June 30, 2014	$—	$202,044	$1,514,959	$(86,840)	$(190,857)	$1,439,306	$1,574	$1,440,880

Balance December 31, 2012	$169,602	$107,660	$690,024	$(86,840)	$(260,104)	$620,342	$22,611	$642,953
Net income	—	—	—	—	56,703	56,703	970	57,673
Common stock issued pursuant to:
Director stock grants	—	50	494	—	—	544	—	544
Stock option exercises	—	22	(143)	—	—	(121)	—	(121)
Common stock offering, net of issuance costs	—	16,507	148,593	—	—	165,100	—	165,100
Restricted stock grants, net of amounts withheld for income taxes	—	30	(1,209)	—	—	(1,179)	—	(1,179)
Amortization of stock options and restricted stock, net of forfeitures	—	(11)	998	—	—	987	—	987
Distributions to nonredeemable noncontrolling interests	—	—	—	—	—	—	(942)	(942)
Redemption of preferred shares	(74,827)	—	(10,822)	—	10,822	(74,827)	—	(74,827)
Preferred dividends	—	—	—	—	(6,454)	(6,454)	—	(6,454)
Common dividends	—	—	—	—	(10,120)	(10,120)	—	(10,120)
Balance June 30, 2013	$94,775	$124,258	$827,935	$(86,840)	$(209,153)	$750,975	$22,639	$773,614
See accompanying notes.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	$9,748	$57,725
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of investment properties, including discontinued operations	(7,867)	(57,764)
Depreciation and amortization, including discontinued operations	69,354	27,113
Amortization of deferred financing costs	604	524
Amortization of stock options and restricted stock, net of forfeitures	1,059	987
Effect of certain non-cash adjustments to rental revenues	(15,139)	(2,673)
Income from unconsolidated joint ventures	(3,313)	(2,784)
Operating distributions from unconsolidated joint ventures	3,165	2,942
Land and multi-family cost of sales, net of closing costs paid	255	904
Changes in other operating assets and liabilities:
Change in other receivables and other assets, net	(680)	(1,511)
Change in operating liabilities	(7,133)	(4,295)
Net cash provided by operating activities	50,053	21,168
Cash flows from investing activities:
Proceeds from investment property sales	29,050	116,006
Property acquisition, development, and tenant asset expenditures	(70,730)	(410,807)
Investment in unconsolidated joint ventures	(7,752)	(98)
Distributions from unconsolidated joint ventures	4,112	54,116
Collection of notes receivable	506	681
Change in notes receivable and other assets	(2,838)	(1,930)
Change in restricted cash	(1,094)	(378)
Net cash used in investing activities	(48,746)	(242,410)
Cash flows from financing activities:
Proceeds from credit facility	213,325	174,925
Repayment of credit facility	(172,950)	(123,925)
Proceeds from other notes payable	—	1,292
Repayment of notes payable	(4,617)	(75,722)
Payment of loan issuance costs	(3,176)	—
Common stock issued, net of expenses	98,519	165,100
Redemption of preferred shares	(94,775)	(74,827)
Common dividends paid	(29,115)	(10,120)
Preferred dividends paid	(2,955)	(6,454)
Distributions to noncontrolling interests	(281)	(994)
Net cash provided by financing activities	3,975	49,275
Net increase (decrease) in cash and cash equivalents	5,282	(171,967)
Cash and cash equivalents at beginning of period	975	176,892
Cash and cash equivalents at end of period	$6,257	$4,925

Interest paid, net of amounts capitalized	$14,256	$9,719

Significant non-cash transactions:
(Increase) decrease in accrued property acquisition, development, and tenant asset expenditures	$999	$258
Transfer from operating properties to operating properties and related assets held for sale	—	49,435
Transfer from projects under development to operating properties	—	25,629
Transfer from other assets to projects under development	—	3,062

See accompanying notes.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
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
The Company develops, acquires, leases, manages, and owns primarily Class A office assets and opportunistic mixed-use properties in Sunbelt markets with a focus on Georgia, Texas, and North Carolina. Cousins has elected to be taxed as a real estate investment trust (“REIT”) and intends to, among other things, distribute 90% of its net taxable income to stockholders, thereby eliminating any liability for federal income taxes under current law. Therefore, the results included herein do not include a federal income tax provision for Cousins. CREC operates as a taxable REIT subsidiary and is taxed separately from Cousins as a C-Corporation. Accordingly, if applicable, the statements of operations include a provision for, or benefit from, CREC's income taxes.
The condensed consolidated financial statements are unaudited and were prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, these financial statements reflect all adjustments necessary (which adjustments are of a normal and recurring nature) for the fair presentation of the Company's financial position as of June 30, 2014 and the results of operations for the three and six months ended June 30, 2014 and 2013. The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of results expected for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013. The accounting policies employed are substantially the same as those shown in note 2 to the consolidated financial statements included in such Form 10-K.
For the three and six months ended June 30, 2014 and 2013, there were no items of other comprehensive income. Therefore, no presentation of comprehensive income is required.
In April 2014, the Financial Accounting Standards Board ("FASB") issued new guidance related to the presentation of discontinued operations. Currently, the Company includes activity for all assets held for sale and disposals in discontinued operations on the statements of operations. Under the new guidance, only assets held for sale and disposals representing a major strategic shift in operations, such as the disposal of a line of business, a significant geographical area, or a major equity investment, will be presented as discontinued operations. Additionally, the new guidance requires expanded disclosures about discontinued operations that will provide more information about their assets, liabilities, income, and expenses. The guidance is effective for periods beginning after December 15, 2014. The Company does not expect adoption of this guidance to have a material effect on results of operations or financial condition.
In May 2014, the FASB issued new guidance related to the accounting for revenue from contracts with customers. Under the new guidance, companies will recognize revenue when the seller satisfies a performance obligation, which would be when the buyer takes control of the good or service. This new guidance could result in different amounts of revenue being recognized and could result in revenue being recognized in different reporting periods than it is under the current guidance. The new guidance specifically excludes revenue associated with lease contracts. The guidance is effective for periods beginning after December 15, 2016 and early adoption is prohibited.
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
2014
Lakeshore Park Plaza	Office	Birmingham, AL	197,000	Held for sale
600 University Park Place	Office	Birmingham, AL	123,000	$19,700
2013
Tiffany Springs MarketCenter	Retail	Kansas City, MO	238,000	$53,500
Lakeshore Park Plaza	Office	Birmingham, AL	197,000	Held for sale
600 University Park Place	Office	Birmingham, AL	123,000	Held for sale
Inhibitex	Office	Atlanta, GA	51,000	$8,300
The components of discontinued operations and the gains and losses on property sales for the three and six months ended June 30, 2014 and 2013 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Income from discontinued operations:
Rental property revenues	$967	$2,940	$2,323	$5,940
Fee income	—	3	—	77
Other income	8	8	15	15
Rental property operating expenses	(402)	(1,182)	(866)	(2,373)
General and administrative expenses	(1)	(27)	(2)	(79)
Depreciation and amortization	—	(1,046)	—	(2,097)
Other expenses	(6)	(9)	(13)	(13)
	$566	$687	$1,457	$1,470

Gain on sale of discontinued operations:
600 University	$—	$—	$6,371	$—
King Mill	—	89	—	208
Other	14	(3)	8	(4)
	$14	$86	$6,379	$204
Subsequent Event
In July 2014, the Company entered into an agreement to purchase Fifth Third Center, a 698,000 square feet Class-A office property located in Charlotte, North Carolina. The gross purchase price for this property is $215.0 million. The Company expects to close this acquisition in the third quarter of 2014 and to fund this acquisition through net proceeds from an equity issuance or proceeds from its credit facility.

3. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES
The Company describes its investments in unconsolidated joint ventures in note 5 of notes to consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2013. The following table summarizes balance sheet data of the Company's unconsolidated joint ventures as of June 30, 2014 and December 31, 2013 (in thousands):

	Total Assets		Total Debt		Total Equity		Company’s Investment
SUMMARY OF FINANCIAL POSITION:	2014	2013	2014	2013	2014	2013	2014		2013
Terminus Office Holdings	$294,372	$297,815	$214,806	$215,942	$65,665	$69,867	$33,750		$35,885
EP I LLC	87,330	88,130	57,912	57,092	27,486	29,229	24,012		25,319
Cousins Watkins LLC	50,497	51,653	27,428	27,710	22,057	23,081	17,502		17,213
EP II LLC	24,281	12,644	1	1	21,329	11,695	16,947		9,566
Charlotte Gateway Village, LLC	134,303	135,966	44,104	52,408	87,457	82,373	11,235		11,252
Temco Associates, LLC	8,467	8,474	—	—	8,229	8,315	3,949		4,083
CL Realty, L.L.C.	7,652	7,602	—	—	7,524	7,374	3,768		3,704
Wildwood Associates	21,111	21,127	—	—	21,036	21,121	(1,720)	(1)	(1,689)	(1)
Crawford Long - CPI, LLC	31,841	32,042	75,000	75,000	(44,860)	(44,295)	(21,333)	(1)	(21,071)	(1)
Other	1,451	1,931	—	—	1,270	1,700	1		60
	$661,305	$657,384	$419,251	$428,153	$217,193	$210,460	$88,111		$84,322
(1) Negative balances are included in deferred income on the balance sheets.
The following table summarizes statement of operations information of the Company's unconsolidated joint ventures for the six months ended June 30, 2014 and 2013 (in thousands):

	Total Revenues		Net Income (Loss)		Company's Share of Income (Loss)
SUMMARY OF OPERATIONS:	2014	2013	2014	2013	2014	2013
Terminus Office Holdings	$19,357	$14,616	$(2)	$29	$(23)	$14
EP I LLC	5,975	2,988	1,417	(695)	1,062	(521)
Cousins Watkins LLC	2,526	2,595	159	46	1,133	1,159
Charlotte Gateway Village, LLC	16,732	16,815	5,689	5,224	588	588
Temco Associates, LLC	714	206	114	18	(34)	(15)
CL Realty, L.L.C.	827	373	550	216	264	206
Wildwood Associates	29	—	(86)	(84)	(30)	(42)
Crawford Long - CPI, LLC	5,881	5,873	1,348	1,382	701	686
CF Murfreesboro Associates	—	6,576	—	(507)	(390)	(379)
CP Venture Five LLC	—	15,140	—	2,193	—	558
CP Venture Two LLC	—	9,741	—	5,386	—	556
MSREF/ Cousins Terminus 200 LLC	—	1,278	—	(161)	—	(28)
Other	5	1,268	(180)	(168)	42	2
	$52,046	$77,469	$9,009	$12,879	$3,313	$2,784
4. INTANGIBLE ASSETS
Intangible assets on the balance sheets as of June 30, 2014 and December 31, 2013 included the following (in thousands):

	June 30, 2014	December 31, 2013
In-place leases, net of accumulated amortization of $47,850 and $26,239 in 2014 and 2013, respectively	$131,219	$152,830
Above-market tenant leases, net of accumulated amortization of $12,700 and $11,284 in 2014 and 2013, respectively	10,742	12,332
Below-market ground lease, net of accumulated amortization of $41 and $21 in 2014 and 2013, respectively	1,659	1,680
Goodwill	4,101	4,131
	$147,721	$170,973

Goodwill relates entirely to the office reportable segment. As office assets are sold, either by the Company or by joint ventures in which the Company has an ownership interest, goodwill is reduced. The following is a summary of goodwill activity for the six months ended June 30, 2014 and 2013 (in thousands):

	Six Months Ended June 30,
	2014	2013
Beginning balance	$4,131	$4,751
Allocated to property sales	(30)	(604)
Ending balance	$4,101	$4,147
5. OTHER ASSETS
Other assets on the balance sheets as of June 30, 2014 and December 31, 2013 included the following (in thousands):

	June 30, 2014	December 31, 2013
Lease inducements, net of accumulated amortization of $4,816 and $4,181 in 2014 and 2013, respectively	$12,195	$12,548
FF&E and leasehold improvements, net of accumulated depreciation of $18,690 and $17,684 in 2014 and 2013, respectively	10,647	8,743
Loan closing costs, net of accumulated amortization of $1,589 and $2,621 in 2014 and 2013, respectively	6,750	4,176
Prepaid expenses and other assets	4,845	3,606
Predevelopment costs and earnest money	1,336	821
	$35,773	$29,894

6. NOTES PAYABLE
The following table summarizes the terms and amounts of the Company’s notes payable at June 30, 2014 and December 31, 2013 ($ in thousands):

Description	Interest Rate	Maturity	June 30, 2014	December 31, 2013
Post Oak Central mortgage note	4.26%	2020	$186,726	$188,310
The American Cancer Society Center mortgage note	6.45%	2017	131,900	132,714
Promenade mortgage note	4.27%	2022	112,273	113,573
191 Peachtree Tower mortgage note	3.35%	2018	100,000	100,000
Meridian Mark Plaza mortgage note	6.00%	2020	25,614	25,813
The Points at Waterview mortgage note	5.66%	2016	14,872	15,139
Mahan Village construction facility	1.81%	2014	14,017	14,470
Credit Facility, unsecured	1.26%	2019	80,450	40,075
			$665,852	$630,094

On May 28, 2014, the Company entered into a Third Amended and Restated Credit Agreement (the “New Facility”) under which the Company may borrow up to $500 million if certain conditions are satisfied. The New Facility recast the Company's existing $350 million senior unsecured revolving line of credit, dated February 28, 2012 (the “Existing Facility”) by:

•	Increasing the size by $150 million to $500 million;

•	Extending the maturity date from February 28, 2016 to May 28, 2019;

•	Reducing the per annum variable interest rate spread and other fees; and

•
Providing for the expansion of the New Facility by an additional $250 million for a total available of $750 million, subject to receipt of additional commitments from lenders and other customary conditions.

The New Facility contains certain financial covenants that require, among other things, the maintenance of an unencumbered interest coverage ratio of at least 2.00; a fixed charge coverage ratio of at least 1.50; an overall leverage of no more than 60%; and a minimum shareholders’ equity in an amount equal to $1.0 billion, plus a portion of the net cash proceeds from certain equity issuances. The New Facility also contains customary representations and warranties and affirmative and negative covenants, as well as customary events of default. The amounts outstanding under the New Facility may be accelerated upon the occurrence of any events of default.
The interest rate applicable to the New Facility varies according to the Company’s leverage ratio, and may, at the election of the Company, be determined based on either (1) the current LIBOR plus the applicable spread detailed below, or (2) the greater of Bank of America’s prime rate, the federal funds rate plus 0.50% or the one-month LIBOR plus 1.0% (the “Base Rate”), plus the applicable spread detailed below. Fees on letters of credit issued under the New Facility are payable at an annual rate equal to the spread applicable to loans bearing interest based on LIBOR. The Company also pays an annual facility fee on the total commitments under the New Facility. The pricing spreads and the facility fee under the New Facility are as follows:

Leverage Ratio	Applicable % Spread for LIBOR Loans	Applicable % Spread for Base Rate Loans	Annual Facility Fee %
≤ 30%	1.10%	0.10%	0.15%
> 30% but ≤ 35%	1.10%	0.10%	0.20%
> 35% but ≤ 40%	1.15%	0.15%	0.20%
> 40% but ≤ 45%	1.20%	0.20%	0.20%
> 45% but ≤ 50%	1.20%	0.20%	0.25%
> 50%	1.45%	0.45%	0.30%
The New Facility also provides for alternative pricing spreads and facility fees, which would be available to the Company on any date after the Company obtains an investment grade credit rating.
Fair Value
At June 30, 2014 and December 31, 2013, the aggregate estimated fair values of the Company's notes payable were $701.2 million and $654.1 million, respectively, calculated by discounting the debt's remaining contractual cash flows at estimated rates at which similar loans could have been obtained at those respective dates. The estimate of the current market rate, which is the most significant input in the discounted cash flow calculation, is intended to replicate debt of similar maturity and loan-to-value relationship. These fair value calculations are considered to be Level 2 under the guidelines as set forth in the Financial Accounting Standards Board's Accounting Standards Codification ("ASC") 820, Fair Value Measurement, as the Company utilizes market rates for similar type loans from third party brokers.
Other Information
For the three and six months ended June 30, 2014 and 2013, interest expense was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Total interest incurred	$7,580	$4,298	$15,120	$9,334
Interest capitalized	(610)	(57)	(983)	(158)
Total interest expense	$6,970	$4,241	$14,137	$9,176
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
7. COMMITMENTS AND CONTINGENCIES

Commitments
At June 30, 2014, the Company had outstanding letters of credit and performance bonds totaling $2.4 million. As a lessor, the Company has $101.2 million in future obligations under leases to fund tenant improvements as of June 30, 2014. As a lessee, the Company has future obligations under ground and office leases of $149.7 million as of June 30, 2014.
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

8. NONCONTROLLING INTERESTS
The Company consolidates various joint ventures that are involved in the ownership and/or development of real estate. The following table details the components of redeemable noncontrolling interests in consolidated entities for the six months ended June 30, 2014 and 2013 (in thousands):

	Six Months Ended June 30,
	2014	2013
Beginning Balance	$—	$—
Net income attributable to redeemable noncontrolling interests	—	52
Distributions to redeemable noncontrolling interests	—	(52)
Ending Balance	$—	$—
The following reconciles the net income or loss attributable to nonredeemable noncontrolling interests as shown in the statements of equity to the net income or loss attributable to noncontrolling interests as shown in the statements of operations, which includes both redeemable and nonredeemable interests, for the six months ended June 30, 2014 and 2013 (in thousands):

	Six Months Ended June 30,
	2014	2013
Net income attributable to nonredeemable noncontrolling interests	$284	$970
Net income attributable to redeemable noncontrolling interests	—	52
Net income attributable to noncontrolling interests	$284	$1,022
9. STOCKHOLDERS' EQUITY
In March 2014, the Company issued 8.7 million shares of common stock resulting in net proceeds to the Company of $98.5 million. In April 2014, the Company redeemed all outstanding shares of its 7.5% Series B Cumulative Redeemable Preferred Stock, par value $1.00 per share, for $25.00 per share or $94.8 million, excluding accrued dividends. In connection with the redemption of Preferred Stock, the Company decreased net income available for common shareholders by $3.5 million (non-cash), which represents the original issuance costs applicable to the shares redeemed.
In April 2013, the Company issued 16.5 million shares of common stock resulting in net proceeds to the Company of $165.1 million. In May 2013, the Company redeemed all outstanding shares of its 7 3/4% Series A Cumulative Redeemable Preferred Stock, par value $1.00 per share, for $25.00 per share or $74.8 million, excluding accrued dividends. In connection with the redemption of Preferred Stock, the Company increased net loss available for common shareholders by $2.7 million (non-cash), which represents the original issuance costs applicable to the shares redeemed. In 2013, the Company reclassified these costs as well as the basis difference in the Preferred Stock repurchased by the Company in 2008 from Additional Paid-In Capital to Distributions in Excess of Net Income within the Company's statements of equity.
10. STOCK-BASED COMPENSATION
The Company has several types of stock-based compensation - stock options, restricted stock, long-term incentive awards and restricted stock units (“RSUs”) - which are described in note 13 of notes to consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2013. The expense related to certain stock-based compensation awards is fixed. The expense related to other awards fluctuates from period to period dependent, in part, on the Company's stock price and stock performance relative to its peers. The Company recorded stock-based compensation expense, net of forfeitures, of $2.4 million and $862,000 for the three months ended June 30, 2014 and 2013, respectively and $4.8 million and $3.6 million for the six months ended June 30, 2014 and 2013, respectively.
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
11. EARNINGS PER SHARE
Net income (loss) per share-basic is calculated as net income (loss) available to common stockholders divided by the weighted average number of common shares outstanding during the period, including nonvested restricted stock which has nonforfeitable dividend rights. Net income (loss) per share-diluted is calculated as net income (loss) available to common stockholders divided by the diluted weighted average number of common shares outstanding during the period. Diluted weighted average number of common shares uses the same weighted average share number as in the basic calculation and adds the potential dilution, if any, that would occur if stock options (or any other contracts to issue common stock) were exercised and resulted in additional common shares outstanding, calculated using the treasury stock method. The numerator is reduced for the effect of preferred dividends in both the basic and diluted net income (loss) per share calculations. Weighted average shares-basic and diluted for the three and six months ended June 30, 2014 and 2013, respectively, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Weighted average shares — basic	198,440	118,661	195,108	111,430
Dilutive potential common shares — stock options	—	—	239	163
Weighted average shares — diluted	198,440	118,661	195,347	111,593
Weighted average anti-dilutive stock options	2,200	2,942	2,200	3,129
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

Three Months Ended June 30, 2014	Office	Retail	Land	Other	Total
Net operating income	$48,821	$1,288	$—	$1,179	$51,288
Sales less costs of sales	—	—	1,331	42	1,373
Fee income	—	—	—	2,025	2,025
Other income	—	—	—	2,256	2,256
General and administrative expenses	—	—	—	(5,756)	(5,756)
Reimbursed expenses	—	—	—	(988)	(988)
Interest expense	—	—	—	(8,813)	(8,813)
Other expenses	—	—	—	(893)	(893)
Preferred stock dividends and original issuance costs	—	—	—	(4,708)	(4,708)
Funds from operations available to common stockholders	$48,821	$1,288	$1,331	$(15,656)	35,784
Real estate depreciation and amortization, including Company's share of joint ventures					(38,022)
Gain on sale of depreciated investment properties, including Company's share of joint ventures					15
Net loss available to common stockholders					$(2,223)

Three Months Ended June 30, 2013	Office	Retail	Land	Other	Total
Net operating income	$23,894	$4,302	$—	$376	$28,572
Sales less costs of sales	—	—	276	(8)	268
Fee income	—	—	—	2,933	2,933
Other income	—	—	—	2,064	2,064
General and administrative expenses	—	—	—	(4,552)	(4,552)
Reimbursed expenses	—	—	—	(1,359)	(1,359)
Interest expense	—	—	—	(6,573)	(6,573)
Other expenses	—	—	—	(1,312)	(1,312)
Preferred stock dividends and original issuance costs	—	—	—	(5,883)	(5,883)
Funds from operations available to common stockholders	$23,894	$4,302	$276	$(14,314)	14,158
Real estate depreciation and amortization, including Company's share of joint ventures					(19,953)
Gain on sale of depreciated investment properties including the Company's share of joint ventures					216
Net loss available to common stockholders					$(5,579)

Six Months Ended June 30, 2014	Office	Retail	Land	Other	Total
Net operating income	$96,419	$2,591	$—	$2,296	$101,306
Sales less costs of sales	—	—	1,491	42	1,533
Fee income	—	—	—	4,363	4,363
Other income	—	—	—	4,172	4,172
Separation expenses	—	—	—	(84)	(84)
General and administrative expenses	—	—	—	(11,367)	(11,367)
Reimbursed expenses	—	—	—	(1,920)	(1,920)
Interest expense	—	—	—	(17,825)	(17,825)
Other expenses	—	—	—	(1,727)	(1,727)
Preferred stock dividends and original issuance costs	—	—	—	(6,485)	(6,485)
Funds from operations available to common stockholders	$96,419	$2,591	$1,491	$(28,535)	71,966
Real estate depreciation and amortization, including Company's share of joint ventures					(74,974)
Gain on sale of depreciated investment properties, including Company's share of joint ventures					5,987
Net income available to common stockholders					$2,979

Six Months Ended June 30, 2013	Office	Retail	Land	Other	Total
Net operating income	$45,731	$8,592	$—	$419	$54,742
Sales less costs of sales	—	—	519	160	679
Fee income	—	—	—	6,587	6,587
Other income	—	—	—	2,346	2,346
General and administrative expenses	—	—	—	(10,621)	(10,621)
Reimbursed expenses	—	—	—	(3,269)	(3,269)
Interest expense	—	—	—	(13,218)	(13,218)
Other expenses	—	—	—	(2,517)	(2,517)
Preferred stock dividends and original issuance costs	—	—	—	(9,110)	(9,110)
Funds from operations available to common stockholders	$45,731	$8,592	$519	$(29,223)	25,619
Real estate depreciation and amortization, including Company's share of joint ventures					(35,273)
Gain on sale of depreciated investment properties, including Company's share of joint ventures					57,247
Net income available to common stockholders					$47,593

When reviewing the results of operations for the Company, management analyzes the following revenue and income items net of their related costs:

•	Rental property operations;

•	Land sales; and

•	Gains on sales of investment properties.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net operating income	$51,288	$28,572	$101,306	$54,742
Sales less cost of sales	1,373	268	1,533	679
Fee income	2,025	2,933	4,363	6,587
Other income	2,256	2,064	4,172	2,346
Rental property operating expenses	35,959	17,868	70,816	33,079
Cost of sales	270	433	270	1,578
Net operating income in joint ventures	(6,648)	(7,582)	(13,147)	(14,029)
Sales less cost of sales in joint ventures	(47)	8	(47)	(2)
Net operating income in discontinued operations	(565)	(1,758)	(1,457)	(3,567)
Fee income in discontinued operations	—	(3)	—	(77)
Other income in discontinued operations	(82)	(8)	(89)	(15)
Gain on land sales (included in gain on investment properties)	(1,324)	(274)	(1,492)	(537)
Total consolidated revenues	$84,505	$42,521	$166,228	$80,784

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Overview:
The Company is a self-administered and self-managed real estate investment trust, or REIT. The Company's core focus is on the acquisition, development, leasing, management and ownership of Class-A office properties in Sunbelt markets with a particular focus on Georgia, Texas, and North Carolina. As of June 30, 2014, the Company's portfolio of real estate assets consisted of interests in 16 operating office properties containing 14.6 million square feet of space, 6 operating retail properties containing 566,000 square feet of space, and two projects (one office and one mixed use) under active development. The Company has a comprehensive strategy in place based on a simple platform, trophy assets and opportunistic investments. This streamlined approach enables the Company to maintain a targeted, asset specific approach to investing where it seeks to leverage its development skills, relationships, market knowledge, and operational expertise. The Company intends to generate returns and create value for shareholders through the continued lease up of its portfolio, through the execution of its development pipeline, and through opportunistic investments in office, retail, and mixed-use projects within its core markets.
In March 2014, the Company issued 8.7 million shares of common stock resulting in net proceeds to the Company of $98.5 million. In April 2014, the Company redeemed all outstanding shares of its 7.5% Series B Cumulative Redeemable Preferred Stock, par value $1.00 per share, for $25.00 per share or $94.8 million, excluding accrued dividends. The Company believes that this transaction will improve the financial condition of the Company by reducing fixed charges and by eliminating preferred stock from its capital structure and effectively replacing it with common stock.
In May 2014, the Company's Credit Facility was recast to, among other things, increase the size from $350 million to $500 million, extend the maturity from February 28, 2016 to May 28, 2019, and reduce the per annum variable interest rate spread and other fees. The Company believes that this transaction will improve the financial condition of the Company by reducing interest expense and by extending the average maturity of the Company's debt.
The Company leased or renewed 416,000 square feet of office and retail space during the second quarter of 2014, bringing total square footage leased for the year to 870,000. Net effective rent, representing base rent less operating expense reimbursements and leasing costs, was $17.37 per square foot for office properties in the second quarter of 2014 and was $16.26 for the first half of 2014. Net effective rent per square foot for office properties increased 48.4% during the second quarter of 2014 and increased 31.2% for the first half of 2014 on spaces that have been previously occupied in the past year. The same property leasing percentage remained stable throughout the first half of 2014. The Company continues to target urban high-barrier to entry submarkets in Austin, Dallas-Fort Worth, Houston, Atlanta, Charlotte, and Raleigh. Management believes these markets continue to show positive demographic and economic trends compared to the national average.
Results of Operations
Rental Property Revenues
Rental property revenues increased $42.9 million (116%) and $87.3 million (124%) between the three and six month 2014 and 2013 periods, respectively, primarily due to the following:

•	Increase of $34.0 million and $65.8 million between the three and six month periods, respectively, due to the September 2013 acquisition of Greenway Plaza;

•	Increase of $5.5 million and $11.1 million between the three and six month periods, respectively, due to the September 2013 acquisition of 777 Main;

•
Increase of $1.3 million and $6.8 million between the three and six month periods, respectively, due to the February 2013 acquisition of Post Oak Central and due to increased operating expense reimbursements at Post Oak Central subsequent to the acquisition;

•	Increase of $1.1 million and $4.3 million between the three and six month periods, respectively, due to the April 2013 acquisition of 816 Congress;

•	Decrease of $1.3 million and $2.6 million between the three and six month periods, respectively, due to the September 2013 sale of Tiffany Springs MarketCenter; and

•	Decrease of $2.3 million between the six month 2014 and 2013 periods due to the February 2013 sale of 50% of the Company's interest in Terminus 100.
Fee Income
Fee income decreased $2.1 million (33%) between the six month 2014 and 2013 periods. This decrease is primarily due a decrease in management fees resulting from the sale of the majority of the Company's remaining retail assets (Tiffany Springs MarketCenter, its 50% interest in The Avenue Murfreesboro, and its minority interests in eight retail properties in two joint ventures with Prudential) in the third quarter of 2013.

Rental Property Operating Expenses
Rental property operating expenses increased $18.1 million (101%) and $37.7 million (114%) between the three and six month 2014 and 2013 periods, respectively, primarily due to the following:

•	Increase of $14.7 million and $28.3 million between the three and six month periods, respectively, due to the September 2013 acquisition of Greenway Plaza;

•	Increase of $3.1 million and $6.1 million between the three and six month periods, respectively, due to the September 2013 acquisition of 777 Main;

•	Increase of $2.1 million between the six month 2014 and 2013 periods due to the February 2013 acquisition of Post Oak Central; and

•	Increase of $2.1 million between the six month 2014 and 2013 periods due to the April 2013 acquisition of 816 Congress.
Reimbursed Expenses
Reimbursed expenses decreased $1.3 million (41%) between the six month 2014 and 2013 periods. This decrease is primarily due to the sale of the majority of the Company's remaining retail assets (Tiffany Springs MarketCenter, its 50% interest in The Avenue Murfreesboro, and its minority interests in eight retail properties in two joint ventures with Prudential) in the third quarter of 2013.
General and Administrative Expenses
General and administrative expenses increased $1.2 million between the three month 2014 and 2013 periods. This increase is primarily due to an increase in stock-based compensation expense primarily resulting from an increase in the Company's stock price and stock performance relative to its peers.
Interest Expense
Interest expense increased $2.7 million (64%) and $5.0 million (54%) between the three and six month 2014 and 2013 periods, respectively, primarily due to the following:

•	Increase of $2.0 million and $4.1 million between the three and six month periods, respectively, as a result of mortgage loan on Post Oak Central that closed in September 2013;

•	Increase of $1.2 million and $2.4 million between the three and six month periods, respectively, as a result of mortgage loan on Promenade that closed in September 2013; and

•	Decrease of $553,000 and $825,000 between the three and six month periods, respectively, as a result of an increase in capitalized interest between periods.
Depreciation and Amortization
Depreciation and amortization increased $20.2 million (135%) and $43.1 million (165%) between the three and six month 2014 and 2013 periods, respectively, primarily due to the September 2013 acquisition of Greenway Plaza, the September 2013 acquisition of 777 Main, the February 2013 acquisition of Post Oak Central, and the April 2013 acquisition of 816 Congress. These were partially offset by the February 2013 sale of 50% of the Company's interest in Terminus 100 and the September 2013 sale of Tiffany Springs MarketCenter.
Gain on Sale of Investment Properties
Gain on sale of investment properties decreased $56.1 million between the six month 2014 and 2013 periods. This decrease is primarily due to gains recognized in February 2013 on the sale of 50% of the Company’s interest in Terminus 100 and on the acquisition of Terminus 200, which was achieved in stages. The 2014 amount relates to the sale of an undeveloped tract of land in Austin, Texas.
Discontinued Operations
Discontinued operations generally includes the operations of properties that have been sold during the periods presented and properties that are held for sale as of the end of the reporting period. The properties that typically have the largest impact on discontinued operations are those that have recently sold or are held for sale. These properties include:

•	Lakeshore Park Plaza, which was held for sale at June 30, 2014;

•	Tiffany Springs MarketCenter and Inhibitex, which were sold in 2013; and

•
600 University Park Place, a 123,000 square foot office building in Birmingham, Alabama, which was sold in the first quarter of 2014 for a sales price of $19.7 million. This sales price represented a 8.1% capitalization rate. Capitalization rates are generally calculated by dividing projected annualized net operating income by the sales price.

In April 2014, the Financial Accounting Standards Board issued new guidance on discontinued operations. Under the new guidance, only assets held for sale and disposals representing a major strategic shift in operations will be presented as discontinued operations. This guidance is effective for periods beginning after December 15, 2016.
Dividends to Preferred Stockholders
Dividends to preferred stockholders decreased $2.0 million and $3.5 million between the three and six month 2014 and 2013 periods, respectively, due to the redemption of the Series B preferred stock in the second quarter of 2014 and the redemption of the Series A preferred stock in the second quarter of 2013. The Company has no remaining outstanding preferred stock as of June 30, 2014 and, as a result, in future periods will have no preferred stock dividends.
Preferred Stock Original Issuance Costs
In April 2014, the Company redeemed all outstanding shares of its 7.5% Series B Cumulative Redeemable Preferred Stock. In connection with the redemption of Preferred Stock, the Company decreased net income available for common shareholders by $3.5 million (non-cash), which represents the original issuance costs applicable to the shares redeemed.
In May 2013, the Company redeemed all outstanding shares of its 7 3/4% Series A Cumulative Redeemable Preferred Stock. In connection with the redemption of Preferred Stock, the Company increased net loss available for common shareholders by $2.7 million (non-cash), which represents the original issuance costs applicable to the shares redeemed. In 2013, the Company reclassified these costs as well as the basis difference in the Preferred Stock repurchased by the Company in 2008 from Additional Paid-In Capital to Distributions in Excess of Net Income within the Company's statements of equity.
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
FFO is used by industry analysts and investors as a supplemental measure of a REIT’s operating performance. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, many industry investors and analysts have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. Thus, NAREIT created FFO as a supplemental measure of REIT operating performance that excludes historical cost depreciation, among other items, from GAAP net income. The use of FFO, combined with the required primary GAAP presentations, has been fundamentally beneficial, improving the understanding of operating results of REITs among the investing public and making comparisons of REIT operating results more meaningful. Company management evaluates operating performance in part based on FFO. Additionally, the Company uses FFO, along with other measures, to assess performance in connection with evaluating and granting incentive compensation to its officers and other key employees. The reconciliation of net income (loss) available to common stockholders to FFO is as follows for the three and six months ended December 31, 2014 and 2013 (in thousands, except per share information):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net Income Available to Common Stockholders	$(2,223)	$(5,579)	$2,979	$47,593
Depreciation and amortization of real estate assets:
Consolidated properties	34,934	14,739	68,888	25,804
Discontinued properties	—	1,047	—	2,098
Share of unconsolidated joint ventures	3,088	4,167	6,086	7,371
(Gain) loss on sale of depreciated properties:
Consolidated properties	(1)	(130)	(1)	(57,043)
Discontinued properties	(14)	(86)	(6,373)	(204)
Share of unconsolidated joint ventures	—	—	387	—
Funds From Operations Available to Common Stockholders	$35,784	$14,158	$71,966	$25,619
Per Common Share — Basic and Diluted:
Net Income Available	$(0.01)	$(0.05)	$0.02	$0.43
Funds From Operations	$0.18	$0.12	$0.37	$0.23
Weighted Average Shares — Basic	198,440	118,661	195,108	111,430
Weighted Average Shares — Diluted	198,702	118,845	195,347	111,593

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net Operating Income - Consolidated Properties
Rental property revenues	$80,034	$37,100	$157,518	$70,224
Rental property expenses	(35,959)	(17,868)	(70,816)	(33,079)
	44,075	19,232	86,702	37,145
Net Operating Income - Discontinued Operations
Rental property revenues	967	2,940	2,323	5,940
Rental property expenses	(402)	(1,182)	(866)	(2,373)
	565	1,758	1,457	3,567
Net Operating Income - Unconsolidated Joint Ventures	6,648	7,576	13,147	14,030
Total Net Operating Income	$51,288	$28,566	$101,306	$54,742

Net Operating Income
Same Property	$15,751	$14,629	$30,998	$29,491
Non-Same Property	35,537	13,937	70,308	25,251
	$51,288	$28,566	$101,306	$54,742
Change year over year in Net Operating Income - Same Property	7.7%		5.1%

Same Property Net Operating Income increased 7.7% and 5.1% between the three and six month 2014 and 2013 periods, respectively. The increase is primarily attributed to lower expenses at 191 Peachtree Tower and to increased rental revenue at American Cancer Society Center and Terminus 200.
Net rental rates for the office portfolio decreased 12% and increased 6% on new leases between the three and six month 2014 and 2013 periods, respectively. Net rental rates for the office portfolio increased 104% and 45% on renewals between the three and six month 2014 and 2013 periods, respectively. Net rental rates for the retail portfolio decreased 12% and 8% on renewals between the three and six month 2014 and 2013 periods, respectively. There were no new second generation retail leases in the first half of 2014. Net rental rates represent average rent per square foot after operating expense reimbursement over the lease term for leased space that has not been vacant for more than one year.

Liquidity and Capital Resources
The Company’s primary liquidity sources are:

•	Net cash from operations;

•	Sales of assets;

•	Borrowings under its Credit Facility;

•	Proceeds from mortgage notes payable;

•	Proceeds from equity offerings; and

•	Joint venture formations.
The Company’s primary liquidity uses are:

•	Property acquisitions;

•	Expenditures on development projects;

•	Building improvements, tenant improvements, and leasing costs;

•	Principal and interest payments on indebtedness; and

•	Common stock dividends.
In the first quarter of 2014, the Company issued 8.7 million shares of common stock at $11.365 per share which generated net proceeds to the Company of $98.5 million. The Company used the proceeds from this offering to paydown the Credit Facility in preparation for the redemption of all outstanding shares of its 7.5% Series B Cumulative Redeemable Preferred Stock, par value $1.00 per share on April 14, 2014. In second quarter of 2014, the Company redeemed all outstanding shares of its 7.5% Series B Cumulative Redeemable Preferred Stock, par value $1.00 per share, for $25.00 per share or $94.8 million, excluding accrued dividends. The Company believes that these transactions will improve the financial condition of the Company by reducing fixed charges and eliminating preferred stock from its capital structure. In the second quarter of 2014, the Company decreased net income available to common stockholders by $3.5 million (non-cash), which represents the original issuance costs of the preferred stock that was redeemed.
In the first quarter of 2014, the Company increased the dividend on its common stock from $0.045 per share to $0.075 per share. As of June 30, 2014, the Company had no remaining outstanding preferred stock and, as a result, in future periods will have no preferred stock dividends.
In the second quarter of 2014, the Credit Facility was recast to, among other things, increase the size to $500 million, extend the maturity to May 28, 2019, and reduce the per annum variable interest rate spread and other fees. This transaction improved the financial condition of the Company by reducing the spread it pays over LIBOR and by extending the average maturity of its debt. At June 30, 2014, the Company had $80.5 million outstanding under its Credit Facility, cash on hand of $6.3 million, and the ability to borrow $418.6 million under the Credit Facility.
In July 2014, the Company entered into an agreement to purchase Fifth Third Center, a 698,000 square feet Class-A office property located in Charlotte, North Carolina. The gross purchase price for this property is $215.0 million. The Company expects to close this acquisition in the third quarter of 2014 and to fund this acquisition through net proceeds from an equity issuance or proceeds from its credit facility.
The Company continually pursues acquisition opportunities that are consistent with its strategy. Currently, the Company is pursuing the acquisition of an office property located in one of its existing markets. If consummated, the Company expects to fund this acquisition initially with its credit facility and mortgage indebtedness, but ultimately through a combination of such mortgage indebtedness and future non-core asset sales. This transaction remains subject to negotiation, diligence, and the execution of a definitive agreement and, therefore, the Company can provide no assurance that it will be consummated. The Company expects to fund any additional future acquisitions with one or more of the following: sale of additional non-core assets, additional borrowings under its Credit Facility, additional mortgage loans in existing or newly acquired properties, the issuance of common equity, and joint ventures with third parties.

Contractual Obligations and Commitments
At June 30, 2014, the Company was subject to the following contractual obligations and commitments (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 years
Contractual Obligations:
Company debt:
Unsecured Credit Facility and construction facility	$94,467	$14,017	$—	$80,450	$—
Mortgage notes payable	571,385	8,613	33,872	239,118	289,782
Interest commitments (1)	140,244	27,981	53,484	34,615	24,164
Ground leases	149,223	1,481	3,476	3,484	140,782
Other operating leases	462	188	211	63	—
Total contractual obligations	$955,781	$52,280	$91,043	$357,730	$454,728
Commitments:
Unfunded tenant improvements and other	101,229	62,913	22,158	5,158	11,000
Letters of credit	1,000	1,000	—	—	—
Performance bonds	1,386	117	100	1,169	—
Total commitments	$103,615	$64,030	$22,258	$6,327	$11,000

(1)	Interest on variable rate obligations is based on rates effective as of June 30, 2014.
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
Cash Flows
The reasons for significant increases and decreases in cash flows between the periods are as follows:
Cash Flows from Operating Activities. Cash provided by operating activities increased $28.9 million between the six month 2014 and 2013 periods due to the following:

•
Cash flows increased $32.9 million from property operations due primarily to the 2013 acquisitions of Greenway Plaza, 777 Main, Post Oak Central, and 816 Congress. This was partially offset by the 2013 sale of Tiffany Springs MarketCenter and of 50% of the Company's interest in Terminus 100;

•	Cash flows decreased $4.5 million due to an increase in interest paid between periods;

•	Cash flows decreased $2.1 million from fee income due primarily to a decrease in management fees; and

•	Cash flows decreased $2.1 million as a result of discontinued operations.
Cash Flows from Investing Activities. Cash flows used in investing activities decreased $193.7 million between the six month 2014 and 2013 periods due to the following:

•
Cash flows increased $340.1 million from property acquisition, development and tenant asset expenditures due to the acquisition of Post Oak Central and the remaining interest in Terminus 200 during 2013 net of an increase in capital expenditures for the development of Colorado Tower and for building improvements at 2100 Ross, Greenway Plaza, Promenade, and 777 Main;

•
Cash flows decreased $87.0 million from proceeds from the sales of investment properties. In the 2014 period, the Company sold 600 University Park and sold non-core land parcels. In the 2013 period, the Company effectively sold 50% of its interest in Terminus 100 to a third party and sold non-core land parcels; and

•	Cash flows decreased $50.0 million from distributions from unconsolidated joint ventures due mainly to a distribution from the Terminus Office Holdings joint venture in 2013.
Cash Flows from Financing Activities. Cash flows provided by financing activities decreased $45.3 million between the six month 2014 and 2013 periods due to the following:

•	Cash flows from notes payable increased $66.6 million primarily due to the repayment of the Terminus 100 mortgage note payable in 2013;

•	Cash flows from common stock issuances decreased $66.6 million. In the 2014 period, the Company issued 8.7 million common shares. In the 2013 period, the Company issued 16.5 million common shares;

•
Cash flows from the redemption of preferred shares decreased $19.9 million. In the 2014 period, the Company redeemed the Series B Preferred stock. In the 2013 period, the Company redeemed the Series A Preferred stock;

•	Cash flows from common dividends decreased $19.0 million due to the increase in the number of issued common shares and in the dividend rate; and

•
Cash flows from the Credit Facility decreased $10.6 million. In the 2014 period, the Company paid down the Credit Facility with proceeds from the 600 University Park sale and with the proceeds from the March 2014 equity offering and borrowed on the Credit Facility to fund development and operations. In the 2013 period, the Company paid down the Credit Facility with proceeds from the April 2013 equity offering and borrowed on the Credit Facility for the acquisitions of Post Oak Central and 816 Congress.

Capital Expenditures. The Company incurs costs related to its real estate assets that include acquisition of properties, development of new properties, redevelopment of existing or newly purchased properties, leasing costs for new or replacement tenants, and ongoing property repairs and maintenance.
Capital expenditures for assets the Company develops or acquires and then holds and operates are included in the property acquisition, development, and tenant asset expenditures line item within investing activities on the statements of cash flows. Amounts accrued are removed from the table below (accrued capital adjustment) to show the components of these costs on a cash basis. Components of costs included in this line item for the six months ended June 30, 2014 and 2013 are as follows (in thousands):

	Six Months Ended June 30,
	2014	2013
Acquisition of property	$—	$385,845
Development	33,806	1,731
Operating — building improvements	32,173	18,240
Operating — leasing costs	3,641	2,775
Capitalized interest	693	53
Capitalized personnel costs	2,590	2,439
Accrued capital adjustment	(2,173)	(276)
Total property acquisition and development expenditures	$70,730	$410,807
Capital expenditures decreased in 2014 mainly due to the acquisitions of Post Oak Central and the remaining interest in Terminus 200 during 2013. This decrease was partially offset by an increase in capital expenditures for the development of Colorado Tower and for building improvements at 2100 Ross, Greenway Plaza, Promenade, and 816 Congress. Tenant improvements and leasing costs, as well as related capitalized personnel costs, are a function of the number and size of newly executed leases or renewals of existing leases. The amounts of tenant improvement and leasing costs for the Company's office portfolio on a per square foot basis were as follows:

Six Months Ended June 30, 2014
New leases	$7.84
Renewal leases	$3.13
Expansion leases	$5.01
The amounts of tenant improvement and leasing costs on a per square foot basis vary by lease and by market. Given the level of expected leasing and renewal activity, in future periods management expects tenant improvements and leasing costs per square foot to remain consistent with those experienced in the first half of 2014.
Dividends. The Company paid common dividends of $29.1 million and $10.1 million in each of the six month 2014 and 2013 periods, respectively. The Company paid preferred dividends of $3.0 million and $6.5 million in the six month 2014 and 2013 periods, respectively. The Company funded the dividends with cash provided by operating activities and distributions from joint ventures. Going forward, the Company expects to fund its quarterly distributions to common stockholders with cash provided by operating activities and distributions from joint ventures.
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
Debt. At June 30, 2014, the Company’s unconsolidated joint ventures had aggregate outstanding indebtedness to third parties of $419.3 million. These loans are generally mortgage or construction loans, most of which are non-recourse to the Company, except as described in the paragraphs below. In addition, in certain instances, the Company provides “non-recourse carve-out guarantees” on these non-recourse loans. Certain of these loans have variable interest rates, which creates exposure to the ventures in the form of market risk from interest rate changes.
The Company guarantees 25% of two of the four outstanding loans at the Cousins Watkins LLC joint venture, which owns four retail shopping centers. The two loans have a total capacity of $16.3 million, of which the Company guarantees 25% of the outstanding balance. At June 30, 2014, the Company guaranteed $2.9 million, based on amounts outstanding under these loans as of that date. These guarantees may be reduced or eliminated based on achievement of certain criteria.
The EP I construction loan has a total capacity of $61.1 million, of which the Company guarantees 7.5% of the outstanding balance. At June 30, 2014, the Company guaranteed $4.3 million, based on amounts outstanding under this loan as of that date. This guarantee may be reduced and/or eliminated based on the achievement of certain criteria.
The EP II construction loan has a total capacity of $46.0 million, of which the Company guarantees the lesser of $8.6 million or the outstanding balance. At June 30, 2014, the Company guaranteed $1,000, based on amounts outstanding under this loan as of that date. This guarantee may be reduced and/or eliminated based on the achievement of certain criteria.
Critical Accounting Policies
There have been no material changes in the Company's critical accounting policies from those disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
In the second quarter of 2014, the Credit Facility was recast to, among other things, increase the size to $500 million, extend the maturity to May 28, 2019, and reduce the per annum variable interest rate spread and other fees. Therefore, the market risk associated with Company's notes payable has changed since that disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2013. The following table outlines the market risk associated with the Company's notes payable as of June 30, 2014 ($ in thousands):

	Twelve months ended June 30,
	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value
Fixed Rate:
Principal maturities	$—	$14,872	$—	$131,900	$100,000	$324,613	$571,385	$606,734
Average interest rate	—	5.66%	—	6.45%	3.35%	4.40%	4.72%	—
Variable Rate:
Principal maturities	$14,017	$—	$—	$—	$80,450	$—	$94,467	$94,447
Average interest rate (1)	1.81%	—	—	—	1.26%	—	1.34%	—
(1) Interest rates on variable rate notes payable are equal to the variable rates in effect on June 30, 2014.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
For information on the Company’s equity compensation plans, see note 13 of the Company’s Annual Report on Form 10-K, and note 10 to the unaudited condensed consolidated financial statements set forth in this Form 10-Q. The Company did not make any sales of unregistered securities during the second quarter of 2014. The Company did not purchase any common shares during the second quarter of 2014.
Item 5.    Other Information.

On July 19, 2014, the Company entered into a definitive agreement to purchase Fifth Third Center, an approximately 698,000 square feet Class A office property located in Uptown Charlotte, North Carolina, for an aggregate purchase price of $215.0 million (or approximately $308 per square foot) and an aggregate net purchase price of approximately $212.9 million after credits for outstanding tenant improvements, leasing commissions and rent abatements. This purchase price represents a capitalization rate of approximately 6.0% on a cash basis and 7.2% on a GAAP basis, and in management’s estimate, a discount to replacement cost for a comparable asset. The capitalization rates are calculated by dividing projected net operating income for the first year (on a cash basis or a GAAP basis, as applicable) by the purchase price. This thirty floor building was constructed in 1997 and the Company expects it to be 82% leased upon closing. The three largest tenants in the building are Bank of America, N.A., McGuire Woods LLP and Fifth Third Bank, which collectively represent 74% of the leasable square footage. The Company believes the property provides a number of value creation opportunities, including the leaseup of vacant space and the releasing and renewal of expiring leases at more favorable market rents. The Company completed all due diligence (other than title and survey review, the review period for which expires July 29, 2014) prior to contract execution, and its $10.0 million in earnest money is non-refundable (subject to the title and survey review and customary closing conditions, including receipt of satisfactory estoppel certificates). Subject to the satisfaction of the title and survey review and the customary closing conditions, the transaction is scheduled to close in early August 2014. Although the Company has entered into a definitive agreement to acquire Fifth Third Center, it can make no assurance that it will complete this acquisition.

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

3.1.4	†	Articles of Amendment to Restated and Amended Articles of Incorporation of the Registrant, as amended May 9, 2014.

3.2		Bylaws of the Registrant, as amended and restated December 4, 2012, filed as Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on December 7, 2012, and incorporated herein by reference.

10.1
Third Amended and Restated Credit Agreement, dated as of May 28, 2014, among Cousins Properties Incorporated as the Borrower (and the Borrower Parties, as defined, and the Guarantors, as defined); JPMorgan Chase Bank, N.A., as Syndication Agent and an L/C Issuer; Bank of America, N.A., as Administrative Agent, Swing Line Lender and an L/C Issuer; SunTrust Bank as Documentation Agent and an L/C Issuer; Wells Fargo Bank, N.A., PNC Bank, N. A., U.S. Bank National, N. A., Citizens Bank, N.A. and Morgan Stanley Senior Funding, Inc. as Co-Documentation Agents; The Northern Trust Company, First Tennessee Bank N.A. and Atlantic Capital Bank as Other Lender Parties; J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Inc. and SunTrust Robinson Humphrey, Inc. as Joint Lead Arrangers and Joint Bookrunners, filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on May 28, 2014, and incorporated herein by reference.

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

COUSINS PROPERTIES INCORPORATED
/s/ Gregg D. Adzema
Gregg D. Adzema
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)
Date: July 29, 2014