Form 10-Q
period 2014-09-30
COUSINS PROPERTIES INC
filed 2014-10-29
CIK 25232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 24, 2014
Common Stock, $1 par value per share	216,508,024 shares

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
The forward-looking statements are based upon management's beliefs, assumptions, and expectations of the Company's future performance, taking into account information currently available. These beliefs, assumptions, and expectations may change as a result of possible events or factors, not all of which are known. If a change occurs, the Company's business, financial condition, liquidity, and results of operations may vary materially from those expressed in forward-looking statements. Actual results may vary from forward-looking statements due to, but not limited to, the following:

•	the availability and terms of capital and financing;

•	the ability to refinance indebtedness as it matures;

•	the failure of purchase, sale, or other contracts to ultimately close;

•	the failure to achieve anticipated benefits from acquisitions and investments or from dispositions;

•	the potential dilutive effect of common stock offerings;

•	the availability of buyers and adequate pricing with respect to the disposition of assets;

•	risks related to the geographic concentration of our portfolio;

•	risks and uncertainties related to national and local economic conditions, the real estate industry in general, and the commercial real estate markets in particular;

•	changes to the Company's strategy with regard to land and other non-core holdings that require impairment losses to be recognized;

•	leasing risks, including the ability to obtain new tenants or renew expiring tenants, and the ability to lease newly developed and/or recently acquired space;

•	the adverse change in the financial condition of one or more of its major tenants;

•	volatility in interest rates and insurance rates;

•	the availability of sufficient investment opportunities;

•	competition from other developers or investors;

•	the risks associated with real estate developments (such as zoning approval, receipt of required permits, construction delays, cost overruns, and leasing risk);

•	the loss of key personnel;

•	the potential liability for uninsured losses, condemnation, or environmental issues;

•	the potential liability for a failure to meet regulatory requirements;

•	the financial condition and liquidity of, or disputes with, joint venture partners;

•	any failure to comply with debt covenants under credit agreements; and

•	any failure to continue to qualify for taxation as a real estate investment trust.
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

PART I — FINANCIAL INFORMATION
Item 1.    Financial Statements.
COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share and per share amounts)

	September 30, 2014	December 31, 2013
	(unaudited)
Assets:
Real estate assets:
Operating properties, net of accumulated depreciation of $297,034 and $235,707 in 2014 and 2013, respectively	$1,863,442	$1,828,437
Projects under development	76,772	21,681
Land	26,831	35,053
	1,967,045	1,885,171
Operating properties and related assets held for sale, net of accumulated depreciation and amortization of $14,851 and $21,444 in 2014 and 2013, respectively	181,116	24,554
Cash and cash equivalents	7,210	975
Restricted cash	4,652	2,810
Notes and accounts receivable, net of allowance for doubtful accounts of $1,635 and $1,827 in 2014 and 2013, respectively	12,208	11,778
Deferred rents receivable	52,985	39,969
Investment in unconsolidated joint ventures	111,353	107,082
Intangible assets, net of accumulated amortization of $64,947 and $37,544 in 2014 and 2013, respectively	141,610	170,973
Other assets	55,481	29,894
Total assets	$2,533,660	$2,273,206
Liabilities:
Notes payable	$671,074	$630,094
Accounts payable and accrued expenses	87,415	76,668
Deferred income	24,156	25,754
Intangible liabilities, net of accumulated amortization of $14,514 and $6,323 in 2014 and 2013, respectively	67,659	66,476
Other liabilities	15,753	15,242
Total liabilities	866,057	814,234
Commitments and contingencies	—	—
Equity:
Stockholders' investment:
Preferred stock, 7.50% Series B cumulative redeemable preferred stock, $1 par value, $25 liquidation preference, 20,000,000 shares authorized, -0- and 3,791,000 shares issued and outstanding in 2014 and 2013, respectively	—	94,775
Common stock, $1 par value, 350,000,000 and 250,000,000 shares authorized, 220,078,986 and 193,236,454 shares issued in 2014 and 2013, respectively	220,079	193,236
Additional paid-in capital	1,720,559	1,420,951
Treasury stock at cost, 3,570,082 shares in 2014 and 2013	(86,840)	(86,840)
Distributions in excess of cumulative net income	(187,773)	(164,721)
	1,666,025	1,457,401
Nonredeemable noncontrolling interests	1,578	1,571
Total equity	1,667,603	1,458,972
Total liabilities and equity	$2,533,660	$2,273,206

See accompanying notes.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues:
Rental property revenues	$86,857	$47,575	$244,375	$117,799
Fee income	1,802	2,420	6,165	8,932
Other	439	439	4,786	4,488
	89,098	50,434	255,326	131,219
Costs and expenses:
Rental property operating expenses	38,685	22,035	109,501	55,112
Reimbursed expenses	783	1,097	2,703	4,365
General and administrative expenses	5,021	6,635	16,388	17,257
Interest expense	6,817	5,149	20,954	14,325
Depreciation and amortization	32,704	18,511	101,979	44,686
Separation expenses	—	520	84	520
Acquisition and related costs	644	6,859	815	7,427
Other	481	1,072	1,852	3,258
	85,135	61,878	254,276	146,950
Income (loss) from continuing operations before taxes, unconsolidated joint ventures, and sale of investment properties	3,963	(11,444)	1,050	(15,731)
Benefit (provision) for income taxes from operations	(1)	(1)	20	(3)
Income from unconsolidated joint ventures	2,030	63,078	5,343	65,862
Income from continuing operations before gain on sale of investment properties	5,992	51,633	6,413	50,128
Gain on sale of investment properties	81	3,801	1,569	61,361
Income from continuing operations	6,073	55,434	7,982	111,489
Income from discontinued operations:
Income from discontinued operations	348	1,257	1,806	2,724
Gain on sale from discontinued operations	12,993	8,346	19,372	8,550
	13,341	9,603	21,178	11,274
Net income	19,414	65,037	29,160	122,763
Net income attributable to noncontrolling interests	(92)	(3,879)	(376)	(4,901)
Net income attributable to controlling interests	19,322	61,158	28,784	117,862
Dividends to preferred stockholders	—	(1,777)	(2,955)	(8,231)
Preferred share original issuance costs	—	—	(3,530)	(2,656)
Net income available to common stockholders	$19,322	$59,381	$22,299	$106,975
Per common share information — basic and diluted:
Income from continuing operations attributable to controlling interest	$0.03	$0.30	$—	$0.74
Income from discontinued operations	0.06	0.06	0.11	0.09
Net income available to common stockholders	$0.09	$0.36	$0.11	$0.83
Weighted average shares — basic	209,839	163,426	200,073	128,953
Weighted average shares — diluted	210,111	163,603	200,325	129,121
Dividends declared per common share	$0.075	$0.045	$0.225	$0.135

See accompanying notes.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
Nine Months Ended September 30, 2014 and 2013
(unaudited, in thousands)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Treasury Stock	Distributions in Excess of Net Income	Stockholders’ Investment	Nonredeemable Noncontrolling Interests	Total Equity
Balance December 31, 2013	$94,775	$193,236	$1,420,951	$(86,840)	$(164,721)	$1,457,401	$1,571	$1,458,972
Net income	—	—	—	—	28,784	28,784	376	29,160
Common stock issued pursuant to:
Director stock grants	—	55	598	—	—	653	—	653
Stock option exercises	—	40	(267)	—	—	(227)	—	(227)
Common stock offering, net of issuance costs	—	26,700	295,212	—	—	321,912	—	321,912
Restricted stock grants, net of amounts withheld for income taxes	—	53	(978)	—	—	(925)	—	(925)
Amortization of stock options and restricted stock, net of forfeitures	—	(5)	1,513	—	—	1,508	—	1,508
Distributions to noncontrolling interests	—	—	—	—	—	—	(369)	(369)
Redemption of preferred shares	(94,775)	—	3,530	—	(3,530)	(94,775)	—	(94,775)
Preferred dividends	—	—	—	—	(2,955)	(2,955)	—	(2,955)
Common dividends	—	—	—	—	(45,351)	(45,351)	—	(45,351)
Balance September 30, 2014	$—	$220,079	$1,720,559	$(86,840)	$(187,773)	$1,666,025	$1,578	$1,667,603

Balance December 31, 2012	$169,602	$107,660	$690,024	$(86,840)	$(260,104)	$620,342	$22,611	$642,953
Net income	—	—	—	—	117,862	117,862	4,840	122,702
Common stock issued pursuant to:
Director stock grants	—	50	494	—	—	544	—	544
Stock option exercises	—	25	(162)	—	—	(137)	—	(137)
Common stock offering, net of issuance costs	—	85,507	741,022	—	—	826,529	—	826,529
Restricted stock grants, net of amounts withheld for income taxes	—	30	(1,209)	—	—	(1,179)	—	(1,179)
Amortization of stock options and restricted stock, net of forfeitures	—	(42)	1,463	—	—	1,421	—	1,421
Distributions to nonredeemable noncontrolling interests	—	—	—	—	—	—	(25,888)	(25,888)
Redemption of preferred shares	(74,827)	—	(10,822)	—	10,822	(74,827)	—	(74,827)
Preferred dividends	—	—	—	—	(8,231)	(8,231)	—	(8,231)
Common dividends	—	—	—	—	(18,657)	(18,657)	—	(18,657)
Balance September 30, 2013	$94,775	$193,230	$1,420,810	$(86,840)	$(158,308)	$1,463,667	$1,563	$1,465,230
See accompanying notes.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income	$29,160	$122,763
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of investment properties, including discontinued operations	(20,941)	(69,911)
Depreciation and amortization, including discontinued operations	102,481	45,950
Amortization of deferred financing costs	604	778
Amortization of stock options and restricted stock, net of forfeitures	1,508	1,421
Effect of certain non-cash adjustments to rental revenues	(21,740)	(5,605)
Income from unconsolidated joint ventures	(5,343)	(65,862)
Operating distributions from unconsolidated joint ventures	5,195	65,563
Land and multi-family cost of sales, net of closing costs paid	302	904
Changes in other operating assets and liabilities:
Change in other receivables and other assets, net	(1,912)	(3,572)
Change in operating liabilities	5,282	6,247
Net cash provided by operating activities	94,596	98,676
Cash flows from investing activities:
Proceeds from investment property sales	53,827	171,779
Property acquisition, development, and tenant asset expenditures	(351,657)	(1,502,016)
Investment in unconsolidated joint ventures	(10,578)	(2,139)
Distributions from unconsolidated joint ventures	7,433	86,752
Collection of notes receivable	1,020	1,233
Change in notes receivable and other assets	(2,838)	(1,930)
Change in restricted cash	(1,834)	(101)
Net cash used in investing activities	(304,627)	(1,246,422)
Cash flows from financing activities:
Proceeds from credit facility	395,175	343,725
Repayment of credit facility	(347,550)	(292,650)
Proceeds from other notes payable	68	304,268
Repayment of notes payable	(6,713)	(76,314)
Payment of loan issuance costs	(3,176)	(1,693)
Common stock issued, net of expenses	321,912	826,529
Redemption of preferred shares	(94,775)	(74,827)
Common dividends paid	(45,351)	(18,657)
Preferred dividends paid	(2,955)	(8,231)
Distributions to noncontrolling interests	(369)	(25,888)
Net cash provided by financing activities	216,266	976,262
Net increase (decrease) in cash and cash equivalents	6,235	(171,484)
Cash and cash equivalents at beginning of period	975	176,892
Cash and cash equivalents at end of period	$7,210	$5,408

Interest paid, net of amounts capitalized	$20,450	$14,522

Significant non-cash transactions:
Increase in accrued property acquisition, development, and tenant asset expenditures	$3,055	$14,764
Transfer from operating properties to operating properties and related assets held for sale	181,116	49,435
Transfer from projects under development to operating properties	—	25,629
Transfer from other assets to projects under development	—	3,062

See accompanying notes.

COUSINS PROPERTIES INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)
1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
The condensed consolidated financial statements included herein include the accounts of Cousins Properties Incorporated (“Cousins”) and its consolidated subsidiaries, including Cousins Real Estate Corporation and its subsidiaries (“CREC”). All of the entities included in the condensed consolidated financial statements are hereinafter referred to collectively as the “Company.”
The Company develops, acquires, leases, manages, and owns primarily Class A office assets and opportunistic mixed-use properties in Sunbelt markets with a focus on Georgia, Texas, and North Carolina. Cousins has elected to be taxed as a real estate investment trust (“REIT”) and intends to, among other things, distribute 90% of its net taxable income to stockholders, thereby eliminating any liability for federal income taxes under current law. Therefore, the results included herein do not include a federal income tax provision for Cousins. CREC operates as a taxable REIT subsidiary and is taxed separately from Cousins as a C-Corporation. Accordingly, if applicable, the Company's statements of operations include a provision for, or benefit from, CREC's income taxes.
The condensed consolidated financial statements are unaudited and were prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, these financial statements reflect all adjustments necessary (which adjustments are of a normal and recurring nature) for the fair presentation of the Company's financial position as of September 30, 2014 and the results of operations for the three and nine months ended September 30, 2014 and 2013. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of results expected for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013. The accounting policies employed are substantially the same as those shown in note 2 to the consolidated financial statements included in such Form 10-K.
For the three and nine months ended September 30, 2014 and 2013, there were no items of other comprehensive income. Therefore, no presentation of comprehensive income is required.
The Company evaluates all partnerships, joint ventures and other arrangements with variable interests to determine if the entity or arrangement qualifies as a variable interest entity (“VIE”), as defined in the Financial Accounting Standards Board's ("FASB") Accounting Standards Codification ("ASC"). If the entity or arrangement qualifies as a VIE and the Company is determined to be the primary beneficiary, the Company is required to consolidate the assets, liabilities, and results of operations of the VIE.
In August 2014, the Company acquired a building and transferred it to a special purpose entity to facilitate a potential Section 1031 exchange under the Internal Revenue Code. To realize the tax deferral available under the Section 1031 exchange, the Company must complete the Section 1031 exchange, if any, and take title to the to-be-exchanged building within 180 days of the acquisition date. The Company has determined that this entity is a VIE, and the Company is the primary beneficiary. Therefore, the Company consolidates this entity. As of September 30, 2014, this VIE had total assets of $215.0 million, no significant liabilities, and no significant cash flows.
In April 2014, the FASB issued new guidance related to the presentation of discontinued operations. Prior to this new guidance, the Company included activity for all assets held for sale and disposals in discontinued operations on the statements of operations. Under the new guidance, only assets held for sale and disposals representing a major strategic shift in operations, such as the disposal of a line of business, a significant geographical area, or a major equity investment, will be presented as discontinued operations. Additionally, the new guidance requires expanded disclosures about discontinued operations that will provide more information about their assets, liabilities, income, and expenses. The guidance is effective for periods beginning after December 15, 2014. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued. The Company adopted this guidance in 2014.
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

2. PROPERTY TRANSACTIONS

Held for Sale
Assets and significant liabilities, if any, of held for sale properties, as defined, are required to be separately categorized on the balance sheet.
The following properties were held for sale in 2014 or 2013, respectively:

Property	Property Type	Location	Square Feet
2014
777 Main	Office	Fort Worth, TX	980,000
Mahan Village	Retail	Tallahassee, FL	147,000
2013
Lakeshore Park Plaza	Office	Birmingham, AL	197,000
600 University Park Place	Office	Birmingham, AL	123,000
Discontinued Operations
In April 2014, the FASB issued new guidance related to the presentation of discontinued operations, which changed the accounting criteria for discontinued operations. See footnote 1 for further information. The new guidance applies to assets that are sold or meet the criteria for held for sale after the date of adoption. The Company adopted the new standard in 2014. As a result, two of the Company’s properties that became held for sale in the third quarter of 2014 (777 Main and Mahan Village) that under the previous guidance would have been considered discontinued operations are not considered discontinued operations under the new guidance.
The following properties met the criteria for discontinued operations presentation prior to the adoption of the new guidance discussed above.  Accordingly, the results of operations of these properties are included in a separate section, discontinued operations, in the statements of operations for all periods presented ($ in thousands):

Property	Property Type	Location	Square Feet	Sales Price	Quarter Sold
2014
Lakeshore Park Plaza	Office	Birmingham, AL	197,000	$25,000	3Q 2014
600 University Park Place	Office	Birmingham, AL	123,000	$19,700	1Q 2014
2013
Tiffany Springs MarketCenter	Retail	Kansas City, MO	238,000	$53,500	3Q 2013
Lakeshore Park Plaza	Office	Birmingham, AL	197,000	Held for sale	N/A
600 University Park Place	Office	Birmingham, AL	123,000	Held for sale	N/A
Inhibitex	Office	Atlanta, GA	51,000	$8,300	4Q 2013
The components of discontinued operations and the gains and losses on property sales for the three and nine months ended September 30, 2014 and 2013 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Income from discontinued operations:
Rental property revenues	$601	$2,870	$2,923	$8,811
Fee income	—	—	—	76
Other income	14	18	29	33
Rental property operating expenses	(260)	(1,118)	(1,125)	(3,493)
General and administrative expenses	(1)	(15)	(2)	(94)
Depreciation and amortization	—	(492)	—	(2,590)
Other expenses	(6)	(6)	(19)	(19)
	$348	$1,257	$1,806	$2,724

Gain on sale of discontinued operations:
Lakeshore Park Plaza	$13,025	$—	$13,025	$—
600 University Park Place	(37)	—	6,334	—
Third party management and leasing business	—	4,531	—	4,531
Tiffany Springs MarketCenter	—	3,715	—	3,715
King Mill	—	38	—	246
Other	5	62	13	58
	$12,993	$8,346	$19,372	$8,550
Fifth Third Center Acquisition
In August 2014, the Company acquired Fifth Third Center, a 698,000 square foot Class-A office tower located in the Charlotte, North Carolina central business district. The gross purchase price for this property was $215.0 million, before adjustments for customary closing costs and other closing credits. As of September 30, 2014, the Company had incurred $328,000 in acquisition and related costs associated with this acquisition.
The following tables summarize preliminary allocations of the estimated fair values of the assets and liabilities of Fifth Third Center (in thousands):

Tangible assets:
Land and improvements	$22,863
Building	163,649
Tenant improvements	16,781
Accounts receivable	1,014
Total tangible assets	204,307

Intangible assets:
Above-market leases	632
In-place leases	17,096
Below-market ground leases	338
Total intangible assets	18,066

Tangible Liabilities:
Accounts payable and accrued expenses	(1,026)
Total tangible liabilities	(1,026)

Intangible Liabilities:
Below-market leases	(9,374)
Total intangible liabilities	(9,374)

Total net assets acquired	$211,973
Subsequent Event

In October 2014, the Company acquired Northpark Town Center, a 1.5 million square foot office asset located in Atlanta, Georgia. The gross purchase price for this property was $348.0 million, before adjustments for customary closing costs and other closing credits. The Company funded the purchase of Northpark Town Center with cash on hand and borrowings under its Credit Facility. As of September 30, 2014, the Company had incurred $385,000 in acquisition and related costs associated with this acquisition, and the Company expects to incur additional acquisition and related costs in the fourth quarter. Due to the limited time since the acquisition date, the initial accounting for this transaction is incomplete and, as such, the Company is unable to provide purchase price allocation disclosures.

3. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES
The Company describes its investments in unconsolidated joint ventures in note 5 of notes to consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2013. The following table summarizes balance sheet data of the Company's unconsolidated joint ventures as of September 30, 2014 and December 31, 2013 (in thousands):

	Total Assets		Total Debt		Total Equity		Company’s Investment
SUMMARY OF FINANCIAL POSITION:	2014	2013	2014	2013	2014	2013	2014		2013
Terminus Office Holdings	$291,415	$297,815	$214,228	$215,942	$62,481	$69,867	$32,157		$35,885
EP I LLC	86,059	88,130	58,029	57,092	26,671	29,229	23,401		25,319
EP II LLC	33,048	12,644	3,608	1	24,969	11,695	19,773		9,566
Cousins Watkins LLC	50,226	51,653	27,278	27,710	21,775	23,081	17,522		17,213
Charlotte Gateway Village, LLC	131,937	135,966	39,852	52,408	90,101	82,373	11,226		11,252
Temco Associates, LLC	7,910	8,474	—	—	7,672	8,315	3,659		4,083
CL Realty, L.L.C.	7,389	7,602	—	—	7,220	7,374	3,614		3,704
Wildwood Associates	21,101	21,127	—	—	20,997	21,121	(1,739)	(1)	(1,689)	(1)
Crawford Long - CPI, LLC	30,876	32,042	75,000	75,000	(46,183)	(44,295)	(21,997)	(1)	(21,071)	(1)
Other	1,245	1,931	—	—	1,204	1,700	1		60
	$661,206	$657,384	$417,995	$428,153	$216,907	$210,460	$87,617		$84,322
(1) Negative balances are included in deferred income on the balance sheets.
The following table summarizes statement of operations information of the Company's unconsolidated joint ventures for the nine months ended September 30, 2014 and 2013 (in thousands):

	Total Revenues		Net Income (Loss)		Company's Share of Income (Loss)
SUMMARY OF OPERATIONS:	2014	2013	2014	2013	2014	2013
Terminus Office Holdings	$29,354	$23,842	$314	$(219)	$134	$(110)
EP I LLC	9,024	5,499	2,102	(348)	1,577	(261)
Cousins Watkins LLC	3,801	4,297	217	16	1,702	1,738
Charlotte Gateway Village, LLC	25,079	25,079	8,635	7,931	882	882
Temco Associates, LLC	793	437	157	48	(24)	(12)
CL Realty, L.L.C.	1,240	1,246	846	801	410	392
Wildwood Associates	29	—	(125)	(126)	(50)	(63)
Crawford Long - CPI, LLC	8,905	8,826	2,075	2,134	1,062	1,028
CF Murfreesboro Associates	—	8,079	—	48,969	(390)	23,562
CP Venture Five LLC	—	20,192	—	3,056	—	17,146
CP Venture Two LLC	—	12,965	—	7,035	—	21,592
MSREF/ Cousins Terminus 200 LLC	—	1,268	—	(172)	—	(28)
Other	5	1,273	(245)	(375)	40	(4)
	$78,230	$113,003	$13,976	$68,750	$5,343	$65,862
4. INTANGIBLE ASSETS
Intangible assets on the balance sheets as of September 30, 2014 and December 31, 2013 included the following (in thousands):

	September 30, 2014	December 31, 2013
In-place leases, net of accumulated amortization of $51,957 and $26,239 in 2014 and 2013, respectively	$127,624	$152,830
Above-market tenant leases, net of accumulated amortization of $12,990 and $11,284 in 2014 and 2013, respectively	9,929	12,332
Below-market ground lease, net of accumulated amortization of $0 and $21 in 2014 and 2013, respectively	—	1,680
Goodwill	4,057	4,131
	$141,610	$170,973

Goodwill relates entirely to the office reportable segment. As office assets are sold, either by the Company or by joint ventures in which the Company has an ownership interest, goodwill is reduced. The following is a summary of goodwill activity for the nine months ended September 30, 2014 and 2013 (in thousands):

	Nine Months Ended September 30,
	2014	2013
Beginning balance	$4,131	$4,751
Allocated to property sales	(74)	(604)
Ending balance	$4,057	$4,147
5. OTHER ASSETS
Other assets on the balance sheets as of September 30, 2014 and December 31, 2013 included the following (in thousands):

	September 30, 2014	December 31, 2013
Lease inducements, net of accumulated amortization of $5,139 and $4,181 in 2014 and 2013, respectively	$12,189	$12,548
FF&E and leasehold improvements, net of accumulated depreciation of $18,712 and $17,684 in 2014 and 2013, respectively	8,959	8,743
Loan closing costs, net of accumulated amortization of $1,927 and $2,621 in 2014 and 2013, respectively	6,418	4,176
Prepaid expenses and other assets	3,793	3,606
Predevelopment costs and earnest money	24,122	821
	$55,481	$29,894

6. NOTES PAYABLE
The following table summarizes the terms and amounts of the Company’s notes payable at September 30, 2014 and December 31, 2013 ($ in thousands):

Description	Interest Rate	Maturity	September 30, 2014	December 31, 2013
Post Oak Central mortgage note	4.26%	2020	$185,922	$188,310
The American Cancer Society Center mortgage note	6.45%	2017	131,507	132,714
Promenade mortgage note	4.27%	2022	111,612	113,573
191 Peachtree Tower mortgage note	3.35%	2018	100,000	100,000
Credit Facility, unsecured	1.25%	2019	87,700	40,075
Meridian Mark Plaza mortgage note	6.00%	2020	25,512	25,813
The Points at Waterview mortgage note	5.66%	2016	14,736	15,139
Mahan Village construction facility	1.80%	2015	14,085	14,470
			$671,074	$630,094

In the third quarter of 2014, the Mahan Village construction facility's maturity date was extended from September 2014 to January 2015.

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

The New Facility contains certain financial covenants that require, among other things, the maintenance of an unencumbered interest coverage ratio of at least 2.00; a fixed charge coverage ratio of at least 1.50; an overall leverage ratio of no more than 60%; and a minimum shareholders’ equity in an amount equal to $1.0 billion, plus a portion of the net cash proceeds from certain equity issuances. The New Facility also contains customary representations and warranties and affirmative and negative covenants, as well as customary events of default. The amounts outstanding under the New Facility may be accelerated upon the occurrence of any events of default.
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
At September 30, 2014, the Company's spread over LIBOR was 1.10%. The New Facility also provides for alternative pricing spreads and facility fees, which would be available to the Company on any date after the Company obtains an investment grade credit rating.
Fair Value
At September 30, 2014 and December 31, 2013, the aggregate estimated fair values of the Company's notes payable were $711.3 million and $654.1 million, respectively, calculated by discounting the debt's remaining contractual cash flows at estimated rates at which similar loans could have been obtained at those respective dates. The estimate of the current market rate, which is the most significant input in the discounted cash flow calculation, is intended to replicate debt of similar maturity and loan-to-value relationship. These fair value calculations are considered to be Level 2 under the guidelines as set forth in ASC 820, Fair Value Measurement, as the Company utilizes market rates for similar type loans from third party brokers.
Other Information
For the three and nine months ended September 30, 2014 and 2013, interest expense was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Total interest incurred	$7,667	$5,268	$22,787	$14,602
Interest capitalized	(850)	(119)	(1,833)	(277)
Total interest expense	$6,817	$5,149	$20,954	$14,325

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
Subsequent Events
On October 1, 2014, the Company acquired Northpark Town Center as discussed in note 2 and funded the acquisition with cash on hand and with borrowings under its Credit Facility. On October 14, 2014, the Company entered into an $85.0 million mortgage note secured by 816 Congress. This mortgage note has a fixed rate of 3.75% and matures in November 2024. The Company used the proceeds from this mortgage note to reduce amounts outstanding under its Credit Facility. As of October 24, 2014, the amount outstanding under the Company's Credit Facility was $318.2 million.

7. COMMITMENTS AND CONTINGENCIES

Commitments
At September 30, 2014, the Company had outstanding letters of credit and performance bonds totaling $2.4 million. As a lessor, the Company had $103.6 million in future obligations under leases to fund tenant improvements as of September 30, 2014. As a lessee, the Company had future obligations under ground and office leases of $150.0 million as of September 30, 2014. At September 30, 2014, the Company had a commitment to purchase land for an anticipated future development in the amount of $7.4 million.
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

8. NONCONTROLLING INTERESTS
The Company consolidates various joint ventures that are involved in the ownership and/or development of real estate. The following table details the components of redeemable noncontrolling interests in consolidated entities for the nine months ended September 30, 2014 and 2013 (in thousands):

	Nine Months Ended September 30,
	2014	2013
Beginning Balance	$—	$—
Net income attributable to redeemable noncontrolling interests	—	61
Distributions to redeemable noncontrolling interests	—	(61)
Ending Balance	$—	$—
The following reconciles the net income or loss attributable to nonredeemable noncontrolling interests as shown in the statements of equity to the net income or loss attributable to noncontrolling interests as shown in the statements of operations, which includes both redeemable and nonredeemable interests, for the nine months ended September 30, 2014 and 2013 (in thousands):

	Nine Months Ended September 30,
	2014	2013
Net income attributable to nonredeemable noncontrolling interests	$376	$4,840
Net income attributable to redeemable noncontrolling interests	—	61
Net income attributable to noncontrolling interests	$376	$4,901
9. STOCKHOLDERS' EQUITY
In August 2014, the Company issued 18.0 million shares of common stock, resulting in net proceeds to the Company of $223.4 million, which includes customary legal, accounting, and other expenses. The Company used the proceeds from this offering to acquire Fifth Third Center, a 698,000 square foot Class-A office tower located in the Charlotte, North Carolina central business district.
In March 2014, the Company issued 8.7 million shares of common stock, resulting in net proceeds to the Company of $98.5 million, which includes customary legal, accounting, and other expenses. The Company used the proceeds from this offering to paydown the Credit Facility in preparation for the redemption of all outstanding shares of its 7.5% Series B Cumulative Redeemable Preferred Stock. In April 2014, the Company redeemed all outstanding shares of its 7.5% Series B Cumulative Redeemable Preferred Stock, par value $1.00 per share, for $25.00 per share or $94.8 million, excluding accrued dividends. In connection with the redemption of Preferred Stock, the Company decreased net income available for common shareholders by $3.5 million (non-cash), which represents the original issuance costs applicable to the shares redeemed.
In April 2013, the Company issued 16.5 million shares of common stock resulting in net proceeds to the Company of $165.1 million, which includes customary legal, accounting, and other expenses. The Company used the proceeds from this offering to paydown the Credit Facility in preparation for the redemption of all outstanding shares of its 7.75% Series A Cumulative Redeemable Preferred Stock. In May 2013, the Company redeemed all outstanding shares of its 7.75% Series A Cumulative Redeemable Preferred Stock, par value $1.00 per share, for $25.00 per share or $74.8 million, excluding accrued dividends. In connection with the redemption of Preferred Stock, the Company increased net loss available for common shareholders by $2.7 million (non-cash), which represents the original issuance costs applicable to the shares redeemed.
10. STOCK-BASED COMPENSATION
The Company has several types of stock-based compensation - stock options, restricted stock, and restricted stock units (“RSUs”) - which are described in note 13 of notes to consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2013. The expense related to a portion of the stock-based compensation awards is fixed. The expense related to other stock-based compensation awards fluctuates from period to period dependent, in part, on the Company's stock price and stock performance relative to its peers. The Company recorded stock-based compensation expense, net of forfeitures, of $2.3 million for each of the three months ended September 30, 2014 and 2013 and $7.2 million and $5.9 million for the nine months ended September 30, 2014 and 2013, respectively.
The Company maintains the 2005 Restricted Stock Unit Plan (the “RSU Plan”), which is described in note 13 of notes to consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2013. Under the RSU Plan, the Company made restricted stock grants in 2014 of 137,591 shares to key employees, which vest ratably over a three-year period. In addition, the Company awarded two types of RSUs to key employees based on the following metrics: (1) Total Stockholder Return of the Company, as defined in the RSU Plan, as compared to the companies in the SNL US REIT Office index (“SNL RSUs”), and (2) the ratio of cumulative funds from operations per share to targeted cumulative funds from operations per share (“FFO RSUs”) as defined in the RSU Plan. The performance period for both awards is January 1, 2014 to December 31, 2016, and the targeted units awarded of SNL RSUs and FFO RSUs is 108,751 and 56,405, respectively. The ultimate payout of these awards can range from 0% to 200% of the targeted number of units depending on the achievement of the market and performance metrics described above. Both of these RSUs cliff vest on January 30, 2017 and are dependent upon the attainment of required service, market and performance criteria. The number of RSUs vesting will be determined at that date, and the payout per unit will be equal to the average closing price on each trading day during the 30-day period ending on December 31, 2016. The SNL RSUs are valued using a quarterly Monte Carlo valuation and are expensed over the vesting period. The FFO RSUs are expensed over the vesting period using the fair market value of the Company's stock at the reporting date multiplied by the anticipated number of units to be paid based on the current estimate of what the ratio is expected to be upon vesting.
11. EARNINGS PER SHARE
Net income (loss) per share-basic is calculated as net income (loss) available to common stockholders divided by the weighted average number of common shares outstanding during the period, including nonvested restricted stock which has nonforfeitable dividend rights. Net income (loss) per share-diluted is calculated as net income (loss) available to common stockholders divided by the diluted weighted average number of common shares outstanding during the period. Diluted weighted average number of common shares uses the same weighted average share number as in the basic calculation and adds the potential dilution, if any, that would occur if stock options (or any other contracts to issue common stock) were exercised and resulted in additional common shares outstanding, calculated using the treasury stock method. The numerator is reduced for the effect of preferred dividends in both the basic and diluted net income (loss) per share calculations. Weighted average shares-basic and diluted for the three and nine months ended September 30, 2014 and 2013, respectively, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Weighted average shares — basic	209,839	163,426	200,073	128,953
Dilutive potential common shares — stock options	272	177	252	168
Weighted average shares — diluted	210,111	163,603	200,325	129,121
Weighted average anti-dilutive stock options	2,200	2,784	2,200	2,908
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

Three Months Ended September 30, 2014	Office	Retail	Land	Other	Total
Net operating income	$52,691	$1,221	$—	$1,200	$55,112
Sales less costs of sales	—	—	82	—	82
Fee income	—	—	—	1,802	1,802
Other income	—	—	—	399	399
General and administrative expenses	—	—	—	(5,021)	(5,021)
Reimbursed expenses	—	—	—	(783)	(783)
Interest expense	—	—	—	(8,660)	(8,660)
Other expenses	—	—	—	(1,255)	(1,255)
Preferred stock dividends and original issuance costs	—	—	—	—	—
Funds from operations available to common stockholders	$52,691	$1,221	$82	$(12,318)	41,676
Real estate depreciation and amortization, including Company's share of joint ventures					(35,347)
Gain on sale of depreciated investment properties, including Company's share of joint ventures					12,993
Net income available to common stockholders					$19,322

Three Months Ended September 30, 2013	Office	Retail	Land	Other	Total
Net operating income	$30,308	$3,663	$—	$861	$34,832
Sales less costs of sales	—	—	725	(6)	719
Fee income	—	—	—	2,420	2,420
Other income	—	—	—	303	303
Gain on sale of third party management and leasing business	—	—	—	4,531	4,531
Separation expenses	—	—	—	(520)	(520)
General and administrative expenses	—	—	—	(6,635)	(6,635)
Reimbursed expenses	—	—	—	(1,097)	(1,097)
Interest expense	—	—	—	(7,224)	(7,224)
Other expenses	—	—	—	(8,326)	(8,326)
Preferred stock dividends and original issuance costs	—	—	—	(1,777)	(1,777)
Funds from operations available to common stockholders	$30,308	$3,663	$725	$(17,470)	17,226
Real estate depreciation and amortization, including Company's share of joint ventures					(21,890)
Gain on sale of depreciated investment properties including the Company's share of joint ventures					67,435
Noncontrolling interest related to sale of depreciated properties					(3,390)
Net income available to common stockholders					$59,381

Nine Months Ended September 30, 2014	Office	Retail	Land	Other	Total
Net operating income	$149,110	$3,813	$—	$3,496	$156,419
Sales less costs of sales	—	—	1,573	42	1,615
Fee income	—	—	—	6,165	6,165
Other income	—	—	—	4,563	4,563
Separation expenses	—	—	—	(84)	(84)
General and administrative expenses	—	—	—	(16,388)	(16,388)
Reimbursed expenses	—	—	—	(2,703)	(2,703)
Interest expense	—	—	—	(26,485)	(26,485)
Other expenses	—	—	—	(2,974)	(2,974)
Preferred stock dividends and original issuance costs	—	—	—	(6,485)	(6,485)
Funds from operations available to common stockholders	$149,110	$3,813	$1,573	$(40,853)	113,643
Real estate depreciation and amortization, including Company's share of joint ventures					(110,319)
Gain on sale of depreciated investment properties, including Company's share of joint ventures					18,975
Net income available to common stockholders					$22,299

Nine Months Ended September 30, 2013	Office	Retail	Land	Other	Total
Net operating income	$76,039	$12,255	$—	$1,280	$89,574
Sales less costs of sales	—	—	1,244	154	1,398
Fee income	—	—	—	9,007	9,007
Other income	—	—	—	2,649	2,649
Gain on sale of third party management and leasing business	—	—	—	4,531	4,531
Separation expenses	—	—	—	(520)	(520)
General and administrative expenses	—	—	—	(17,257)	(17,257)
Reimbursed expenses	—	—	—	(4,365)	(4,365)
Interest expense	—	—	—	(20,442)	(20,442)
Other expenses	—	—	—	(10,843)	(10,843)
Preferred stock dividends and original issuance costs	—	—	—	(10,887)	(10,887)
Funds from operations available to common stockholders	$76,039	$12,255	$1,244	$(46,693)	42,845
Real estate depreciation and amortization, including Company's share of joint ventures					(57,162)
Gain on sale of depreciated investment properties, including Company's share of joint ventures					124,682
Noncontrolling interest related to sale of depreciated properties					(3,390)
Net income available to common stockholders					$106,975
When reviewing the results of operations for the Company, management analyzes the following revenue and income items net of their related costs:

•	Rental property operations;

•	Land sales; and

•	Gains on sales of investment properties.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net operating income	$55,112	$34,832	$156,419	$89,574
Sales less cost of sales	82	719	1,615	1,398
Fee income	1,802	2,420	6,165	9,007
Other income	399	303	4,563	2,649
Rental property operating expenses	38,685	22,035	109,501	55,112
Cost of sales	55	147	325	1,725
Net operating income in joint ventures	(6,601)	(7,538)	(19,748)	(21,567)
Sales less cost of sales in joint ventures	—	(109)	(47)	(111)
Net operating income in discontinued operations	(341)	(1,752)	(1,798)	(5,318)
Fee income in discontinued operations	—	—	—	(76)
Other income in discontinued operations	(14)	(18)	(29)	(33)
Termination fees in discontinued operations and in joint ventures	—	—	(74)	(19)
Gain on land sales (included in gain on investment properties)	(81)	(605)	(1,566)	(1,122)
Total consolidated revenues	$89,098	$50,434	$255,326	$131,219

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Overview:
The Company is a self-administered and self-managed real estate investment trust, or REIT. The Company's core focus is on the acquisition, development, leasing, management and ownership of Class-A office properties in Sunbelt markets with a particular focus on Georgia, Texas, and North Carolina. As of September 30, 2014, the Company's portfolio of real estate assets consisted of interests in 16 operating office properties containing 15.1 million square feet of space, 6 operating retail properties containing 566,000 square feet of space, and two projects (one office and one mixed use) under active development. The Company has a comprehensive strategy in place based on a simple platform, trophy assets and opportunistic investments. This streamlined approach enables the Company to maintain a targeted, asset specific approach to investing where it seeks to leverage its development skills, relationships, market knowledge, and operational expertise. The Company intends to generate returns and create value for shareholders through the continued lease up of its portfolio, through the execution of its development pipeline, and through opportunistic investments in office and mixed-use projects within its core markets.
In March 2014, the Company issued 8.7 million shares of common stock, resulting in net proceeds to the Company of $98.5 million, which includes customary legal, accounting, and other expenses. The Company used the proceeds from this offering to reduce amounts outstanding under its Credit Facility in preparation for the redemption of all outstanding shares of its 7.5% Series B Cumulative Redeemable Preferred Stock. In April 2014, the Company redeemed all outstanding shares of its 7.5% Series B Cumulative Redeemable Preferred Stock, par value $1.00 per share, for $25.00 per share or $94.8 million, excluding accrued dividends. The Company believes that this transaction will improve the financial condition of the Company by reducing fixed charges and by eliminating preferred stock from its capital structure and effectively replacing it with common stock.
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
In August 2014, the Company issued 18.0 million shares of common stock, resulting in net proceeds to the Company of $223.4 million, which includes customary legal, accounting, and other expenses. The Company used the proceeds from this offering to acquire Fifth Third Center, a 698,000 square foot Class-A office tower located in the Charlotte, North Carolina central business district. The gross purchase price for this property was $215.0 million, before adjustments for customary closing costs and other closing credits.
Subsequent to quarter end, the Company acquired Northpark Town Center, a 1.5 million square foot office asset in Atlanta, Georgia for $348.0 million. The Company funded the purchase of this property with cash on hand and with borrowings under its Credit Facility. The Company paid down a portion of its Credit Facility with proceeds from a mortgage loan on 816 Congress totaling $85.0 million. Prior to year end, the Company expects to sell 777 Main, Mahan Village, and a joint venture containing four Publix-anchored shopping centers. The Company anticipates using the proceeds from these sales to reduce amounts outstanding under its Credit Facility. In addition, the Company is exploring bringing in a joint venture partner for 191 Peachtree in the first half of 2015. If the Company proceeds with a joint venture, the Company anticipates using the proceeds from entering the joint venture to further reduce amounts outstanding under the Company's Credit Facility.
The Company leased or renewed 691,492 square feet of office space during the third quarter of 2014, bringing total square footage of office space leased for the year to 1.5 million. Net effective rent, representing base rent less operating expense reimbursements and leasing costs, was $16.81 per square foot for office properties in the third quarter of 2014 and was $16.55 for the first nine months of 2014. Net effective rent per square foot for office properties increased 36.3% during the third quarter of 2014 and increased 33.1% for the first nine months of 2014 on spaces that have been previously occupied in the past year. The same property leasing percentage remained stable throughout the first nine months of 2014. The Company continues to target urban high-barrier-to-entry submarkets in Austin, Dallas, Houston, Atlanta, Charlotte, and Raleigh/Durham. Management believes these markets continue to show positive demographic and economic trends compared to the national average.
Results of Operations
Rental Property Revenues
Rental property revenues increased $39.3 million (83%) and $126.6 million (107%) between the three and nine month 2014 and 2013 periods, respectively, primarily due to the following:

•	Increase of $27.6 million and $93.4 million between the three and nine month periods, respectively, due to the September 2013 acquisition of Greenway Plaza;

•	Increase of $4.4 million and $15.5 million between the three and nine month periods, respectively, due to the September 2013 acquisition of 777 Main;

•	Increase of $3.2 million between each of the three and nine month periods due to the August 2014 acquisition of Fifth Third Center;

•
Increase of $1.4 million and $8.2 million between the three and nine month periods, respectively, due to the February 2013 acquisition of Post Oak Central and due to increased occupancy at Post Oak Central subsequent to the acquisition;

•	Increase of $814,000 and $1.8 million between the three and nine month periods, respectively, due to increased occupancy at Promenade;

•	Increase of $737,000 and $1.1 million between the three and nine month periods, respectively, due to increased occupancy at 2100 Ross;

•
Increase of $464,000 and $4.7 million between the three and nine month periods, respectively, due to the April 2013 acquisition of 816 Congress and due to increased occupancy at 816 Congress subsequent to acquisition; and

•	Decrease of $2.3 million between the nine month 2014 and 2013 periods due to the February 2013 sale of 50% of the Company's interest in Terminus 100.
Fee Income
Fee income decreased $2.8 million (31%) between the nine month 2014 and 2013 periods. This decrease is primarily due to a decrease in management fees resulting from the sale of the Company's 50% interest in The Avenue Murfreesboro and its noncontrolling interests in eight retail properties in two joint ventures with Prudential in the third quarter of 2013.
Subsequent to quarter end, in October 2014, the Company received a $4.5 million participation interest related to a contract that the Company assumed in the acquisition of an entity several years ago. Under this contract, the Company is entitled to receive a portion of the proceeds from the sale of a project that the entity developed and from payments received from a related seller-financed note. The Company had recognized fee income from this contract in previous periods. The payment received in October will be recognized as fee income in the fourth quarter of 2014 and represents the final payment the Company will receive related to this contract. The Company paid a commission to an employee related to this fee in the amount of $1.1 million, which will be recorded in other expenses in the fourth quarter of 2014.
Rental Property Operating Expenses
Rental property operating expenses increased $16.7 million (76%) and $54.4 million (99%) between the three and nine month 2014 and 2013 periods, respectively, primarily due to the following:

•	Increase of $12.3 million and $40.6 million between the three and nine month periods, respectively, due to the September 2013 acquisition of Greenway Plaza;

•	Increase of $2.4 million and $8.5 million between the three and nine month periods, respectively, due to the September 2013 acquisition of 777 Main;

•	Increase of $2.2 million between the nine month 2014 and 2013 periods due to the April 2013 acquisition of 816 Congress;

•	Increase of $2.0 million between the nine month 2014 and 2013 periods due to the February 2013 acquisition of Post Oak Central; and

•	Increase of $1.0 million between the three month 2014 and 2013 periods due to the August 2014 acquisition of Fifth Third Center.
Reimbursed Expenses
Reimbursed expenses decreased $1.7 million (38%) between the nine month 2014 and 2013 periods. This decrease is primarily due to the sale of the majority of the Company's 50% interest in The Avenue Murfreesboro and its noncontrolling interests in eight retail properties in two joint ventures with Prudential in the third quarter of 2013.
General and Administrative Expenses
General and administrative expenses decreased $1.6 million between the three month 2014 and 2013 periods. This decrease is primarily due to an increase in capitalized costs associated with development activities and an accounting and reporting software implementation.
Interest Expense
Interest expense increased $1.7 million (32%) and $6.6 million (46%) between the three and nine month 2014 and 2013 periods, respectively, primarily due to the following:

•	Increase of $1.5 million and $5.5 million between the three and nine month periods, respectively, as a result of a mortgage loan on Post Oak Central that closed in September 2013;

•	Increase of $871,000 and $3.3 million between the three and nine month periods, respectively, as a result of a mortgage loan on Promenade that closed in September 2013; and

•	Decrease of $731,000 and $1.6 between the three and nine month periods, respectively, as a result of an increase in capitalized interest between periods.
Depreciation and Amortization
Depreciation and amortization increased $14.2 million (77%) and $57.3 million (128%) between the three and nine month 2014 and 2013 periods, respectively, primarily due to the September 2013 acquisition of Greenway Plaza, the September 2013 acquisition of 777 Main, the February 2013 acquisition of Post Oak Central, and the April 2013 acquisition of 816 Congress. These were partially offset by the February 2013 sale of 50% of the Company's interest in Terminus 100 and the September 2013 sale of Tiffany Springs MarketCenter.
Acquisition and Related Costs
Acquisition and related costs decreased $6.2 million and $6.6 million between the three and nine month 2014 and 2013 periods, respectively, primarily as a result of expenses incurred in the third quarter of 2013 related to the acquisition of Greenway Plaza and 777 Main.
Income from Unconsolidated Joint Ventures
Income from unconsolidated joint ventures decreased $61.0 million and $60.5 million between the three and nine month 2014 and 2013 periods as a result of gains recognized on the sale of the Company's interest in the following joint ventures in the third quarter of 2013: CF Murfreesboro Associates, CP Venture Two LLC, and CP Venture Five LLC.
Gain on Sale of Investment Properties
Gain on sale of investment properties decreased $59.8 million between the nine month 2014 and 2013 periods. This decrease is primarily due to gains recognized in February 2013 on the sale of 50% of the Company’s interest in Terminus 100 and on the acquisition of Terminus 200, which was achieved in stages. The 2014 amount relates to the sale of an undeveloped tract of land in Austin, Texas.
Discontinued Operations
Discontinued operations generally includes the operations of properties that have been sold during the periods presented and properties that are held for sale as of the end of the reporting period. The properties that typically have the largest impact on discontinued operations are those that have recently sold or are held for sale. These properties include:

•	Tiffany Springs MarketCenter and Inhibitex, which were sold in 2013;

•
600 University Park Place, a 123,000 square foot office building in Birmingham, Alabama, which was sold in the first quarter of 2014 for a gross sales price of $19.7 million, before adjustments for customary closing costs and other closing credits; and

•
Lakeshore Park Plaza, a 197,000 square foot office building in Birmingham, Alabama, which was sold in the third quarter of 2014 for a gross sales price of $25.0 million, before adjustments for customary closing costs and other closing credits. This sales price, combined with the sales price of 600 University Park Place, represents a weighted average 7.26% capitalization rate. Capitalization rates are generally calculated by dividing projected annualized net operating income by the sales price.

In April 2014, the Financial Accounting Standards Board issued new guidance on discontinued operations. Under the new guidance, only assets held for sale and disposals representing a major strategic shift in operations will be presented as discontinued operations. This guidance is effective for periods beginning after December 15, 2016 with early adoption permitted. The Company adopted this new standard in 2014. As a result, two of the Company’s properties that became held for sale in the third quarter (777 Main and Mahan Village) that under the previous guidance would have been considered discontinued operations are not considered discontinued operations under the new guidance.
Dividends to Preferred Stockholders
Dividends to preferred stockholders decreased $1.8 million and $5.3 million between the three and nine month 2014 and 2013 periods, respectively, due to the redemption of the Series B preferred stock in the second quarter of 2014 and the redemption of the Series A preferred stock in the second quarter of 2013. The Company has no remaining outstanding preferred stock as of June 30, 2014 and, as a result, in future periods will have no preferred stock dividends.
Preferred Stock Original Issuance Costs
In April 2014, the Company redeemed all outstanding shares of its 7.5% Series B Cumulative Redeemable Preferred Stock. In connection with the redemption of Preferred Stock, the Company decreased net income available for common shareholders by $3.5 million (non-cash), which represents the original issuance costs applicable to the shares redeemed.

In May 2013, the Company redeemed all outstanding shares of its 7.75% Series A Cumulative Redeemable Preferred Stock. In connection with the redemption of Preferred Stock, the Company increased net loss available for common shareholders by $2.7 million (non-cash), which represents the original issuance costs applicable to the shares redeemed.
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
FFO is used by industry analysts and investors as a supplemental measure of a REIT’s operating performance. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, many industry investors and analysts have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. Thus, NAREIT created FFO as a supplemental measure of REIT operating performance that excludes historical cost depreciation, among other items, from GAAP net income. The use of FFO, combined with the required primary GAAP presentations, has been fundamentally beneficial, improving the understanding of operating results of REITs among the investing public and making comparisons of REIT operating results more meaningful. Company management evaluates operating performance in part based on FFO. Additionally, the Company uses FFO, along with other measures, to assess performance in connection with evaluating and granting incentive compensation to its officers and other key employees. The reconciliation of net income (loss) available to common stockholders to FFO is as follows for the three and nine months ended September 30, 2014 and 2013 (in thousands, except per share information):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net Income Available to Common Stockholders	$19,322	$59,381	$22,299	$106,975
Depreciation and amortization of real estate assets:
Consolidated properties	32,472	18,319	101,361	44,122
Discontinued properties	—	492	—	2,590
Share of unconsolidated joint ventures	2,874	3,079	8,958	10,450
(Gain) loss on sale of depreciated properties:
Consolidated properties	—	(3,643)	—	(60,686)
Discontinued properties	(12,993)	(3,371)	(19,362)	(3,575)
Share of unconsolidated joint ventures	—	(60,421)	387	(60,421)
Noncontrolling interest related to the sale of depreciated properties	—	3,390	—	3,390
Funds From Operations Available to Common Stockholders	$41,675	$17,226	$113,643	$42,845
Per Common Share — Basic and Diluted:
Net Income Available	$0.09	$0.36	$0.11	$0.83
Funds From Operations	$0.20	$0.11	$0.57	$0.33
Weighted Average Shares — Basic	209,839	163,426	200,073	128,953
Weighted Average Shares — Diluted	210,111	163,603	200,325	129,121

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014		2013	2014		2013
Net Operating Income - Consolidated Properties
Rental property revenues	$86,857		$47,575	$244,375		$117,799
Rental property expenses	(38,685)		(22,035)	(109,501)		(55,112)
	48,172		25,540	134,874		62,687
Net Operating Income - Discontinued Operations
Rental property revenues	601		2,870	2,923		8,811
Rental property expenses	(260)		(1,118)	(1,125)		(3,493)
	341		1,752	1,798		5,318
Net Operating Income - Unconsolidated Joint Ventures	6,599	—	7,540	19,747	—	21,570
Total Net Operating Income	$55,112		$34,832	$156,419		$89,575

Net Operating Income
Same Property	$14,751	—	$14,233	$44,558	—	$42,675
Non-Same Property	40,361	—	20,599	111,861	—	46,900
	$55,112		$34,832	$156,419		$89,575
Change year over year in Net Operating Income - Same Property	3.6%			4.4%
Same Property Net Operating Income increased 3.6% and 4.4% between the three and nine month 2014 and 2013 periods, respectively. The increase is primarily attributed to increased rental revenue at American Cancer Society Center, Terminus 200, and 191 Peachtree Tower and to lower expenses at 191 Peachtree Tower.

Net Rental Rates
Net rental rates for the office portfolio increased 69% and 27% on new leases between the three and nine month 2014 and 2013 periods, respectively. Net rental rates for the office portfolio increased 23% and 36% on renewals between the three and nine month 2014 and 2013 periods, respectively. Net rental rates for the retail portfolio increased 4% and decreased 7% on renewals between the three and nine month 2014 and 2013 periods, respectively. There were no new second generation retail leases in the first nine months of 2014. Net rental rates represent average rent per square foot after operating expense reimbursement over the lease term for leased space that has not been vacant for more than one year.

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
In the first quarter of 2014, the Company issued 8.7 million shares of common stock, which generated net proceeds to the Company of $98.5 million, which includes customary legal, accounting, and other expenses. The Company used the proceeds from this offering to paydown the Credit Facility in preparation for the redemption of all outstanding shares of its 7.5% Series B Cumulative Redeemable Preferred Stock. In the second quarter of 2014, the Company redeemed all outstanding shares of its 7.5% Series B Cumulative Redeemable Preferred Stock, par value $1.00 per share, for $25.00 per share or $94.8 million, excluding accrued dividends. The Company believes that these transactions will improve the financial condition of the Company by reducing fixed charges and eliminating preferred stock from its capital structure. In the second quarter of 2014, the Company decreased net income available to common stockholders by $3.5 million (non-cash), which represents the original issuance costs of the preferred stock that was redeemed. The Company has no remaining outstanding preferred stock and, as a result, in future periods will have no preferred stock dividends.
In the first quarter of 2014, the Company increased the dividend on its common stock from $0.045 per share to $0.075 per share.
In the second quarter of 2014, the Credit Facility was recast to, among other things, increase the size to $500 million, extend the maturity to May 28, 2019, and reduce the per annum variable interest rate spread and other fees. This transaction improved the financial condition of the Company by reducing the spread it pays over LIBOR and by extending the average maturity of its debt. At September 30, 2014, the Company had $87.7 million outstanding under its Credit Facility, cash on hand of $7.2 million, and the ability to borrow $411.3 million under the Credit Facility.
In the third quarter of 2014, the Company issued 18.0 million shares of common stock, which generated net proceeds to the Company of $223.4 million, which includes customary legal, accounting, and other expenses. The Company used the proceeds from this offering to acquire Fifth Third Center, a 698,000 square foot Class-A office tower located in the Charlotte, North Carolina central business district. The gross purchase price for this property was $215.0 million, before adjustments for customary closing costs and other closing credits.
In the third quarter of 2014, the Mahan Village construction facility's maturity date was extended to January 2015.
Subsequent to quarter end, in October 2014, the Company acquired Northpark Town Center, a 1.5 million square foot office asset located in Atlanta, Georgia. The gross purchase price for this property was $348.0 million, before adjustments for customary closing costs and other closing credits. The Company funded the purchase of this property with cash on hand and with borrowings under its Credit Facility. The Company paid down a portion of its Credit Facility with proceeds from a mortgage loan on 816 Congress totaling $85.0 million. Prior to year end, the Company expects to sell 777 Main, Mahan Village, and a joint venture containing four Publix-anchored shopping centers. The Company anticipates using the proceeds from these sales to reduce amounts outstanding under its Credit Facility. In addition, the Company is exploring bringing in a joint venture partner for 191 Peachtree in the first half of 2015. If the Company proceeds with a joint venture, the Company anticipates using the proceeds from entering the joint venture to further reduce amounts outstanding under the Company's Credit Facility.
The Company continually pursues acquisition and development opportunities that are consistent with its strategy. The Company expects to fund any additional future investments with one or more of the following: sale of additional non-core assets, additional borrowings under its Credit Facility, additional mortgage loans secured by existing or newly acquired properties, construction loans, the issuance of common equity, and joint ventures with third parties.
Contractual Obligations and Commitments
At September 30, 2014, the Company was subject to the following contractual obligations and commitments (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 years
Contractual Obligations:
Company debt:
Unsecured Credit Facility and construction facility	$101,785	$14,085	$—	$87,700	$—
Mortgage notes payable	569,289	8,719	160,465	112,273	287,832
Interest commitments (1)	133,609	27,976	53,235	31,417	20,981
Ground leases	149,485	1,579	3,559	3,563	140,784
Other operating leases	550	230	258	62	—
Total contractual obligations	$954,718	$52,589	$217,517	$235,015	$449,597
Commitments:
Unfunded tenant improvements and other	$103,631	$64,770	$22,513	$5,158	$11,190
Letters of credit	1,000	1,000	—	—	—
Performance bonds	1,386	117	100	1,169	—
Other commitments	7,447	7,447	—	—	—
Total commitments	$113,464	$73,334	$22,613	$6,327	$11,190

(1)	Interest on variable rate obligations is based on rates effective as of September 30, 2014.
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
Cash Flows
The reasons for significant increases and decreases in cash flows between the periods are as follows:
Cash Flows from Operating Activities. Cash provided by operating activities decreased $4.1 million between the nine month 2014 and 2013 periods due to the following:

•
Cash flows increased $72.2 million from property operations due primarily to the 2014 acquisition of Fifth Third Center and the 2013 acquisitions of Greenway Plaza, 777 Main, Post Oak Central, and 816 Congress. This was partially offset by the 2013 sales of Tiffany Springs MarketCenter and of 50% of the Company's interest in Terminus 100;

•	Cash flows decreased $60.5 million from joint ventures as a result of the 2013 sales of the Company's interests in CF Murfreesboro Associates, CP Venture Two LLC, and CP Venture Five LLC;

•	Cash flows decreased $5.9 million due to an increase in interest paid between periods;

•	Cash flows decreased $2.8 million from fee income due primarily to a decrease in management fees; and

•	Cash flows decreased $3.5 million as a result of discontinued operations.
Cash Flows from Investing Activities. Cash flows used in investing activities increased $941.8 million between the nine month 2014 and 2013 periods due to the following:

•
Cash flows increased $1.2 billion from property acquisition, development and tenant asset expenditures due to the 2013 acquisitions of Greenway Plaza, 777 Main, 816 Congress, Post Oak Central, and the remaining interest in Terminus 200, net of an increase in capital expenditures for the 2014 acquisition of Fifth Third Center, the development of Colorado Tower, and for building improvements at 2100 Ross, Greenway Plaza, Promenade, and 777 Main during 2014;

•
Cash flows decreased $118.0 million from proceeds from the sales of investment properties. In the 2014 period, the Company sold Lakeshore Park Plaza, 600 University Park, and non-core land parcels. In the 2013 period, the Company sold Tiffany Springs MarketCenter, effectively sold 50% of its interest in Terminus 100 to a third party, and sold non-core land parcels; and

•
Cash flows decreased $79.3 million from distributions from unconsolidated joint ventures due mainly to distributions from the CF Murfreesboro Associates, Crawford Long - CPI, LLC, and Terminus Office Holdings joint ventures in 2013.

Cash Flows from Financing Activities. Cash flows provided by financing activities decreased $760.0 million between the nine month 2014 and 2013 periods due to the following:

•	Cash flows decreased $504.6 million from common stock issuances. In the 2014 period, the Company issued 26.7 million common shares. In the 2013 period, the Company issued 85.5 million common shares;

•
Cash flows decreased $236.1 million primarily as a result of entering into mortgage notes secured by Promenade and Post Oak Central in 2013 and from the repayment of the Terminus 100 mortgage note payable in 2013;

•	Cash flows decreased $26.7 million due to an increase in common dividends paid as a result of an increase in the number of issued common shares and in the dividend rate;

•
Cash flows decreased $19.9 million from the redemption of preferred shares. In the 2014 period, the Company redeemed the Series B Preferred stock. In the 2013 period, the Company redeemed the Series A Preferred stock; and

•	Cash flows increased $25.5 million due to a distribution to noncontrolling interests in the 2013 period as a result of the sale of the Company's interest in CP Venture Five LLC.

Capital Expenditures. The Company incurs costs related to its real estate assets that include acquisition of properties, development of new properties, redevelopment of existing or newly purchased properties, leasing costs for new or replacement tenants, and ongoing property repairs and maintenance.
Capital expenditures for assets the Company develops or acquires and then holds and operates are included in the property acquisition, development, and tenant asset expenditures line item within investing activities on the statements of cash flows. Amounts accrued are removed from the table below (accrued capital adjustment) to show the components of these costs on a cash basis. Components of costs included in this line item for the nine months ended September 30, 2014 and 2013 are as follows (in thousands):

	Nine Months Ended September 30,
	2014	2013
Acquisition of property	$234,471	$1,456,763
Development	55,250	10,029
Operating — building improvements	49,294	28,510
Operating — leasing costs	7,611	4,270
Capitalized interest	1,833	277
Capitalized personnel costs	5,226	4,070
Accrued capital adjustment	(2,028)	(1,903)
Total property acquisition and development expenditures	$351,657	$1,502,016
Capital expenditures decreased in 2014 mainly due to the acquisitions of Greenway Plaza, 777 Main, 816 Congress, Post Oak Central, and the remaining interest in Terminus 200 during 2013. This decrease was partially offset by an increase in capital expenditures for the acquisition of Fifth Third Center, for the development of Colorado Tower, and for building improvements at 2100 Ross, Greenway Plaza, Promenade, and 816 Congress. Tenant improvements and leasing costs, as well as related capitalized personnel costs, are a function of the number and size of newly executed leases or renewals of existing leases. The amounts of tenant improvement and leasing costs for the Company's office portfolio on a per square foot basis were as follows:

Nine Months Ended September 30, 2014
New leases	$8.05
Renewal leases	$3.25
Expansion leases	$6.16
The amounts of tenant improvement and leasing costs on a per square foot basis vary by lease and by market. Given the level of expected leasing and renewal activity, in future periods management expects tenant improvements and leasing costs per square foot to remain consistent with those experienced in the first nine months of 2014.
Dividends. The Company paid common dividends of $45.4 million and $18.7 million in the nine month 2014 and 2013 periods, respectively. The Company paid preferred dividends of $3.0 million and $8.2 million in the nine month 2014 and 2013 periods, respectively. The Company funded the dividends with cash provided by operating activities. Going forward, the Company expects to fund its quarterly distributions to common stockholders with cash provided by operating activities and distributions from joint ventures.
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
Debt. At September 30, 2014, the Company’s unconsolidated joint ventures had aggregate outstanding indebtedness to third parties of $418.0 million. These loans are generally mortgage or construction loans, most of which are non-recourse to the Company, except as described in the paragraphs below. In addition, in certain instances, the Company provides “non-recourse carve-out guarantees” on these non-recourse loans. Certain of these loans have variable interest rates, which creates exposure to the ventures in the form of market risk from interest rate changes.
The Company guarantees 25% of two of the four outstanding loans at the Cousins Watkins LLC joint venture, which owns four retail shopping centers. The two loans have a total capacity of $16.3 million, of which the Company guarantees 25% of the outstanding balance. At September 30, 2014, the Company guaranteed $2.9 million, based on amounts outstanding under these loans as of that date. These guarantees may be reduced or eliminated based on achievement of certain criteria.
The EP II construction loan has a total capacity of $46.0 million, of which the Company guarantees the lesser of $8.6 million or the outstanding balance. At September 30, 2014, the Company guaranteed $3.6 million, based on amounts outstanding under this loan as of that date. This guarantee may be reduced and/or eliminated based on the achievement of certain criteria.
Critical Accounting Policies
There have been no material changes in the Company's critical accounting policies from those disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
In the third quarter of 2014, the Mahan Village construction facility's maturity date was extended to January 2015. In the second quarter of 2014, the Credit Facility was recast to, among other things, increase the size to $500 million, extend the maturity to May 28, 2019, and reduce the per annum variable interest rate spread and other fees. Therefore, the market risk associated with Company's notes payable has changed since that disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2013. The following table outlines the market risk associated with the Company's notes payable as of September 30, 2014 ($ in thousands):

	Twelve months ended September 30,
	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value
Fixed Rate:
Principal maturities	$—	$14,736	$131,507	$—	$100,000	$323,046	$569,289	$609,505
Average interest rate	—	5.66%	6.45%	—	3.35%	4.40%	4.72%	—
Variable Rate:
Principal maturities	$14,085	$—	$—	$—	$87,700	$—	$101,785	$101,770
Average interest rate (1)	1.80%	—	—	—	1.25%	—	1.33%	—
(1) Interest rates on variable rate notes payable are equal to the variable rates in effect on September 30, 2014.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
For information on the Company’s equity compensation plans, see note 13 of the Company’s Annual Report on Form 10-K, and note 10 to the unaudited condensed consolidated financial statements set forth in this Form 10-Q. The Company did not make any sales of unregistered securities during the third quarter of 2014.
The Company purchased the following common shares during the third quarter of 2014:

	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)
July 1 - 31	605	$12.49
August 1 - 31	17,601	$13.06
September 1 - 30	—	N/A
	18,206	$13.04
(1) Activity for the third quarter of 2014 related to the remittances of shares for income taxes associated with restricted stock vesting and to the remittance of shares for option exercises.

Item 6. Exhibits.

2.1	†
Purchase and Sale Contract for Northpark Town Center, dated as of August 1, 2014, by and between FulcoProp400LLC and FulcoProp56 LLC and Cousins Acquisitions Entity, LLC, a wholly owned subsidiary of the Registrant (schedules and exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K).

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

3.1.4
Articles of Amendment to Restated and Amended Articles of Incorporation of the Registrant, as amended May 9, 2014, filed as Exhibit 3.1.4 to the Registrant's Form 10-Q for the quarter ended June 30, 2014, and incorporated herein by reference.

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

COUSINS PROPERTIES INCORPORATED
/s/ Gregg D. Adzema
Gregg D. Adzema
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)
Date: October 29, 2014